Form 10-Q
period 2006-03-31
Federal Home Loan Bank of Indianapolis
filed 2006-06-05
CIK 1331754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

Commission File Number: 000-51404

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

(Exact name of registrant as specified in its charter)

Federally chartered corporation (State or other jurisdiction of incorporation or organization)	35-6001443 (I.R.S. employer identification number)
8250 Woodfield Crossing Boulevard Indianapolis, IN (Address of principal executive offices)	46240 (Zip code)

(Registrant’s telephone number, including area code):

(317) 465-0200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.

[    ]  Yes            [X]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[    ]  Yes            [X]  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2006
Class B Stock, par value $100	21,811,914

Federal Home Loan Bank of Indianapolis

Form 10-Q

As used in this Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” and the “Bank” refer to the Federal Home Loan Bank of Indianapolis.

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

Federal Home Loan Bank of Indianapolis

Statement of Condition

(Unaudited)

	March 31,	December 31,
	2006	2005
(In thousands, except par value)
Assets
Cash and due from banks	$ 11,371	$ 37,523
Interest-bearing deposits, members and non-members	1,177,078	914,312
Federal funds sold, members and non-members	7,576,000	4,655,000
Trading security	33,985	43,385
Held-to-maturity securities (a), members and non-members	6,781,905	6,819,879
Advances to members (Note 2)	22,734,398	25,813,862
Mortgage loans held for portfolio (Note 3)	9,866,710	9,540,145
Accrued interest receivable	118,098	119,156
Premises and equipment, net	10,464	10,705
Derivative assets (Note 9)	156,573	97,084
Other assets	39,095	40,870
Total Assets	$48,505,677	$48,091,921

Liabilities and Capital
Interest-bearing deposits (Note 4)	$ 1,505,213	$ 799,942
Consolidated obligations, net (Note 5)
Discount Notes	9,347,654	9,366,878
Bonds	34,721,755	34,971,804
Total Consolidated obligations, net	44,069,409	44,338,682

Accrued interest payable	382,452	328,322
Affordable Housing Program	26,396	27,025
Payable to REFCORP	8,050	7,031
Derivative liabilities (Note 9)	137,895	193,433
Mandatorily redeemable capital stock	8,826	43,574
Other liabilities	51,802	50,679

Total Liabilities	46,190,043	45,788,688

Commitments and contingencies (Note 6,7, 9, and 10)

Capital (Note 6)
Capital Stock-Class B-1 putable ($100 par value) issued and outstanding: 21,623, and 21,564, respectively	2,162,368	2,156,426
Retained earnings	155,473	149,014
Accumulated other comprehensive income (loss)	(2,207)	(2,207)
Total Capital	2,315,634	2,303,233
Total Liabilities and Capital	$48,505,677	$48,091,921

(a) Fair values: $6,552,697 and $6,681,003 at March 31, 2006, and December 31, 2005.

The accompanying notes are an integral part of these unaudited financial statements.

Federal Home Loan Bank of Indianapolis

Statement of Income

(Unaudited)

	For the Quarter Ended March 31,
	2006	2005
(In thousands)		(Restated)
Interest Income
Advances to members	$272,729	$182,669
Prepayment fees on advances, net	330	656
Interest-bearing deposits, members and non-members	8,896	3,234
Federal funds sold, members and non-members	51,284	18,913
Trading security	611	1,393
Available-for-sale securities, includes interest on investments in other Federal Home Loan Bank consolidated obligations of $0 and $2,830	-	12,930
Held-to-maturity securities, members and non-members	76,174	64,524
Mortgage loans held for portfolio	125,953	103,857
Loans to other Federal Home Loan Banks	-	36
Total Interest income	535,977	388,212

Interest Expense
Discount Notes	74,223	66,112
Consolidated obligation bonds	393,792	257,129
Deposits	12,413	5,565
Borrowings from other Federal Home Loan Banks	7	21
Mandatorily redeemable capital stock	347	317
Other borrowings	3	-
Total Interest expense	480,785	329,144

Net interest income	55,192	59,068

Other Income (Loss)
Service fees	343	367
Net loss on trading security	(336)	(1,684)
Net gain (loss) on derivatives and hedging activities	(648)	3,413
Other, net	341	369
Total Other income (loss)	(300)	2,465

Other Expense
Salaries and benefits	7,015	5,732
Other operating expenses	2,710	2,371
Finance Board	450	449
Office of Finance	303	335
Other	546	445
Total Other expense	11,024	9,332

Income Before Assessments	43,868	52,201

Affordable Housing Program	3,616	4,294
REFCORP	8,050	9,581
Total assessments	11,666	13,875
Net Income	$ 32,202	$ 38,326

The accompanying notes are an integral part of these unaudited financial statements.

Federal Home Loan Bank of Indianapolis

Statement of Capital

(Unaudited)

	Capital Stock		Retained	Accumulated Other Comprehensive	Total
	Class B-1 Putable
	Shares	Par Value	Earnings	Income	Capital
(In thousands)			(Restated)	(Restated)	(Restated)
Balance, December 31, 2004	20,169	$2,016,931	$84,995	$41,565	$2,143,491
Proceeds from sale of capital stock	169	16,949			16,949
Repurchase/redemption of capital stock	(79)	(7,929)			(7,929)
Net shares reclassified to mandatorily redeemable capital stock	(33)	(3,284)			(3,284)

Comprehensive income
Net income			38,326		38,326

Other comprehensive income
Net unrealized loss on available-for-sale securities				(9,949)	(9,949)

Total comprehensive income (loss)			38,326	(9,949)	28,377
Mandatorily redeemable capital stock distributions			(30)		(30)
Dividends on capital stock
Cash			(22)		(22)
Stock (4.25%)	215	21,460	(21,460)		-

Balance, March 31, 2005	20,441	$2,044,127	$101,809	$31,616	$2,177,552

	Capital Stock		Retained	Accumulated Other Comprehensive	Total
	Class B-1 Putable
	Shares	Par Value	Earnings	Income	Capital
Balance, December 31, 2005	21,564	$2,156,426	$149,014	$(2,207)	$2,303,233
Proceeds from sale of capital stock	59	5,942			5,942

Comprehensive income
Net income			32,202	-	32,202

Total comprehensive income			32,202	-	32,202
Mandatorily redeemable capital stock distributions			(1)		(1)
Dividends on capital stock
Cash (4.75%)			(25,742)		(25,742)

Balance, March 31, 2006	21,623	$2,162,368	$155,473	$(2,207)	$2,315,634

The accompanying notes are an integral part of these unaudited financial statements.

Federal Home Loan Bank of Indianapolis

Statement of Cash Flows

(Unaudited)

	For the Quarter Ended March 31,
(In thousands)	2006	2005 (Restated)
Operating Activities
Net income	$32,202	$38,326

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization
Net premiums and discounts on consolidated obligations	318	1,816
Net premiums and discounts on investments	(2,539)	(1,404)
Net premiums and discounts on mortgage loans	(95)	1,728
Concessions on consolidated obligation bonds	1,681	1,623
Net deferred gain on derivatives	(35)	(33)
Premises and equipment	342	370
Other fees and amortization	416	729
Non-cash interest on mandatorily redeemable capital stock	-	285
Gain due to change in net fair value adjustment on derivative and hedging activities	(3,833)	(15,291)
Net change in:
Trading security	9,400	8,534
Accrued interest receivable	1,058	(12,129)
Net derivative assets and liabilities – net accrued interest	(35,536)	(30,318)
Other assets	1,272	5,358
Affordable Housing Program liability and discount on Affordable Housing Program Advances	(629)	574
Accrued interest payable	54,130	46,405
Payable to REFCORP	1,019	1,564
Increase in other liabilities	1,122	587

Total adjustments	28,091	10,398

Net cash provided by operating activities	60,293	48,724

Investing Activities
Net change in:
Interest-bearing deposits, members and non-members	(262,766)	371,300
Federal funds sold, members and non-members	(2,921,000)	1,360,000
Premises and equipment	(101)	(98)
Held-to-maturity securities:
Proceeds from maturities of held-to-maturity securities, members and non-members	281,201	350,479
Purchases of held-to-maturity securities, members and non-members	(240,688)	(496,072)
Available-for-sale securities:
Proceeds from maturities of available-for-sale securities, non-members	-	108,815
Advances to members:
Principal collected on Advances	17,218,525	13,643,861
Advances made	(14,254,528)	(14,332,917)
Mortgage loans held for portfolio:
Principal collected	260,090	331,475
Mortgage loans purchased	(590,881)	(1,570,017)
Other Federal Home Loan Banks:
Principal collected on loans to other Federal Home Loan Banks	-	525,000
Loans to other Federal Home Loan Banks	-	(525,000)

Net cash used in investing activities	(510,148)	(233,174)

The accompanying notes are an integral part of these unaudited financial statements.

Federal Home Loan Bank of Indianapolis

Statement of Cash Flows, continued

(Unaudited)

	For the Quarter Ended March 31,
(In thousands)	2006	2005 (Restated)

Financing Activities
Net change in:
Deposits	705,271	117,654
Net proceeds from issuance of Consolidated obligations
Discount Notes	194,732,650	176,261,537
Consolidated obligation bonds	841,151	1,983,836
Payments for maturing and retiring Consolidated obligations
Discount Notes	(194,753,470)	(177,060,558)
Consolidated obligation bonds	(1,047,350)	(1,160,800)
Other Federal Home Loan Banks:
Borrowings from other Federal Home Loan Banks	50,000	300,000
Maturities of borrowings from other Federal Home Loan Banks	(50,000)	(300,000)
Proceeds from issuance of capital stock	5,942	16,949
Payments for redemption of mandatorily redeemable capital stock	(34,749)	(244)
Payments for repurchase/redemption of capital stock	-	(7,928)
Cash dividends paid	(25,742)	(22)

Net cash provided by financing activities	423,703	150,424

Net increase (decrease) in cash and cash equivalents	(26,152)	(34,026)

Cash and cash equivalents at beginning of the period	37,523	44,628

Cash and cash equivalents at end of the period	$ 11,371	$ 10,602

Supplemental Disclosures
Interest paid	$363,869	$ 221,614
Affordable Housing Program payments, net	4,245	3,719
REFCORP payments	7,031	7,882

The accompanying notes are an integral part of these unaudited financial statements.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Notes to Financial Statements – Unaudited

(Dollars in thousands)

Note 1 – Summary of Significant Accounting Policies and Basis of Presentation

The significant accounting policies and the financial condition and results of operation for the Federal Home Loan Bank of Indianapolis as of December 31, 2005, are contained in the Bank’s Form 10, as amended, filed with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 and effective on April 14, 2006 (“Registration Statement”). The accompanying unaudited financial statements for the quarter ended March 31, 2006, should be read in conjunction with the Registration Statement. In the opinion of our management, the accompanying financial statements contain all adjustments necessary (consisting of only normal recurring adjustments) for a fair statement of the results for the interim period ended March 31, 2006, and conform with accounting principles generally accepted in the United States of America (“GAAP”) as they apply to interim financial statements. The results of operations for the quarter ended March 31, 2006, are not necessarily indicative of the results to be expected for any subsequent period or entire year.

The preparation of financial statements requires management to make assumptions and estimates. These assumptions and estimates affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates.

We have included descriptions of significant accounting policies in Note 2 to our 2005 Financial Statements in our Registration Statement. There have been no significant changes to these policies as of March 31, 2006.

Certain reclassifications have been made in the prior-year financial statements to conform to current presentation.

As described in Note 1 to our 2005 Financial Statements in our Registration Statement, we restated certain financial statements and other information, including such statements and information for the first quarter of 2005, with respect to our accounting for certain derivatives transactions not qualifying as hedges for accounting purposes due to our incorrect application of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative and Hedging Activities (“SFAS 133”), as amended.

Available-for-Sale Investment Securities.   We identified two interest rate swaps hedging available-for-sale investment securities with a total notional amount of $149,325 which included upfront fees paid at inception that were accounted for using the short-cut provisions of SFAS 133. Due to the upfront fees paid, the swaps did not have a fair value of $0 at inception and therefore, did not qualify for the short-cut provisions of SFAS 133. In addition, we identified 24 other interest rate swaps, with a total notional amount of $1,296,045 hedging available-for-sale investment securities that were inappropriately using the short-cut provisions of SFAS 133. Because the interest rate swaps were entered into at a fair value other than $0, the hedging relationships failed to qualify for short-cut accounting. The change in the fair value of the derivative is now recorded in current-period earnings without the corresponding change in fair value of the hedged item.

The effect of these corrections on the restated financial statements was an increase to Net income of $7,802 for the quarter ended March 31, 2005, and a decrease to Accumulated other comprehensive income (loss) of $10,620 in the Statement of Condition.

Floating Rate Advances with Fixed Rate Ceiling.   We identified LIBOR-based floating rate advances with fixed rate ceilings with a notional amount of $38,000 which were swapped and accounted for as fair value hedges using the short-cut provisions of SFAS 133. Because the swap contained a mirror-image LIBOR-based floating rate with fixed rate ceiling feature, the variable interest rate on the swap had a cap, and therefore, the swaps did not qualify for the short-cut provisions of SFAS 133. As restated, these hedges no longer qualify for fair value hedge accounting and the change in the fair value of the derivative is now recorded in current-period earnings with no corresponding offsetting change in fair value of the hedged item.

The effect of this correction on the restated financial statements was an increase to Net income of $10 for the quarter ended March 31, 2005.

Advances Convertible from Fixed Interest Rate to Adjustable Interest Rate.   We determined that our method of assessing and recording ineffectiveness for our Putable Advance hedging relationships was incorrect. Under the prior approach we incorrectly assumed no ineffectiveness for these hedging transactions since the designated interest rate swaps hedging the underlying Advances were structured with identical terms, including embedded optionality, except for the provision allowing the Advance to convert to a floating rate. We corrected our method of accounting for these relationships to begin measuring and recording ineffectiveness for such transactions during each reporting period. As restated, the fair value change in the hedged item is measured separately from the derivative, and any net ineffectiveness is recorded in current-period earnings.

The effect of this correction on the restated financial statements was an increase to Net income of $312 for the quarter ended March 31, 2005.

Hedging Relationships Involving Consolidated Obligations and Interest Rate Swaps with Upfront or Deferred Fees.   We determined that our method of assessing and recording ineffectiveness for certain highly-effective consolidated obligation (“CO” or “COs”) hedging relationships was incorrect. Under the prior approach, we incorrectly assumed no ineffectiveness for these hedging transactions since the CO and the designated interest rate swap agreement had identical terms, with the exception that the interest rate swaps used in these relationships were structured with one settlement amount under the receive-side of the swap that differed from all other receive-side settlements by an amount equivalent to the concession cost associated with the CO. We corrected our method of accounting for these relationships to begin measuring and recording ineffectiveness for such transactions during each reporting period. As restated, the fair value change in the hedged item is measured separately from the derivative, and any net ineffectiveness is recorded in current-period earnings.

The effect of this correction on the restated financial statements was a decrease to Net income of $327 for the quarter ended March 31, 2005.

The following interim financial statement line items as of and for the quarter ended March 31, 2005 were affected by the adjustments:

	Quarter ended
	March 31, 2005
Statement of Income	As Previously Reported	Adjustment	As Restated
Interest Income
Advances to members	$182,666	$ 3	$182,669
Available-for-sale securities	6,713	6,217	12,930
Total interest income	381,992	6,220	388,212
Interest Expense
Consolidated Obligations	256,683	446	257,129
Total interest expense	328,698	446	329,144
Net interest income	53,294	5,774	59,068
Net realized and unrealized gain (loss) on derivatives and hedging activities	(1,425)	4,838	3,413
Total net other income (expense)	(11,705)	4,838	(6,867)
Income before assessments	41,589	10,612	52,201
Affordable Housing Program	3,428	866	4,294
REFCORP	7,632	1,949	9,581
Total assessments	11,060	2,815	13,875
Net Income	$ 30,529	$7,797	$ 38,326

Although the effect of the restatements had no effect on our cash flow, certain individual line items within cash from operating activities, as described below, were affected by the adjustments:

	Quarter Ended
	March 31, 2005
Statement of Cash Flows	As Previously Reported	Adjustment	As Restated
Net Income	$30,529	$7,797	$38,326
Net premiums and discounts on Consolidated Obligations	1,370	446	1,816
Net premiums and discounts on investments	(2,127)	723	(1,404)
Gain due to change in net fair value adjustment of derivative and hedging activities	(3,509)	(11,782)	(15,291)
(Increase) decrease in other assets	5,222	136	5,358
Net increase (decrease) in Affordable Housing Program liability and discount on Affordable Housing Program Advances	(292)	866	574
Increase (decrease) in payable to REFCORP	(250)	1,814	1,564
Total adjustments	18,195	(7,797)	10,398

Note 2 — Advances to Members

Redemption Terms.   At March 31, 2006, and December 31, 2005, we had Advances outstanding to members, including Affordable Housing Program (“AHP”) Advances, at interest rates ranging from 1.76% to 8.34% and 1.76% to 8.57%, respectively, as summarized below.

	March 31, 2006		December 31, 2005

Year of Maturity	Amount	*WAIR %	Amount	*WAIR%
Due in 1 year or less	$7,376,697	4.01	$9,496,104	3.73
Due after 1 year through 2 years	4,319,268	3.99	4,325,260	3.79
Due after 2 years through 3 years	3,173,675	4.13	4,104,103	3.96
Due after 3 years through 4 years	1,657,958	4.54	1,337,819	4.24
Due after 4 years through 5 years	3,585,591	4.76	2,929,609	4.92
Thereafter	2,829,216	4.88	3,713,504	4.75
Index amortizing Advances	434	7.26	437	7.26
Total par value	22,942,839	4.29	25,906,836	4.09
Discount on AHP Advances	(681)		(717)
SFAS 133 hedging adjustments	(220,244)		(104,250)
Other adjustments	12,484		11,993
Total	$22,734,398		$25,813,862

*Weighted Average Interest Rate

At March 31, 2006, and December 31, 2005, we had no callable Advances, and we had putable Advances outstanding totaling $4,241,400 and $4,464,900, respectively.

Interest Rate Payment Terms.   The following table details interest rate payment terms for Advances at March 31, 2006, and December 31, 2005.

	March 31, 2006	December 31, 2005
Par amount of Advances
Fixed rate	$19,305,143	$20,992,749
Variable rate	3,637,696	4,914,087
Total	$22,942,839	$25,906,836

Prepayment Fees.   The net amount of prepayment fees is reflected as Interest income in the Statement of Income.

Note 3 — Mortgage Loans Held for Portfolio

The Mortgage Purchase Program (“MPP”) involves the investment in mortgage loans that are purchased directly from our participating members. The total loans represent held-for-portfolio loans under the MPP whereby our members originate or acquire certain home mortgage loans that are then sold to us. See Note 11 for detailed information on transactions with related parties. The following table presents information on mortgage loans held for portfolio as of March 31, 2006, and December 31, 2005.

	March 31, 2006	December 31, 2005
Real Estate
Fixed-rate medium-term* single-family mortgages	$1,552,351	$1,562,612
Fixed-rate long-term single-family mortgages	8,267,020	7,925,132
Premiums.	71,431	70,831
Discounts	(52,631)	(51,476)
SFAS 133 hedging adjustments	28,539	33,046
Total mortgage loans held for portfolio	$9,866,710	$9,540,145

                *Medium-term is defined as a term of 15 years or less.

The par value of mortgage loans held for portfolio outstanding at March 31, 2006, and December 31, 2005, was comprised of FHA loans totaling $1,027,104 and $952,399 and conventional loans totaling $8,792,267 and $8,535,345, respectively.

We had $3 and $2 of nonaccrual loans at March 31, 2006, and December 31, 2005, respectively.

The allowance for credit losses was $0 at March 31, 2006, and December 31, 2005. The provision for credit losses was $0 for the quarters ended March 31, 2006, and 2005, respectively.

At March 31, 2006, and December 31, 2005, we had no recorded investments in impaired mortgage loans.

Note 4 — Deposits

The average interest rates paid on average deposits were 4.37% and 2.36% during the quarters ended March 31, 2006, and 2005, respectively.

The following table details Interest-bearing deposits as of March 31, 2006, and December 31, 2005.

	March 31, 2006	December 31, 2005
Interest-bearing:
Demand and overnight	$1,390,135	$ 722,565
Other deposits	115,078	77,377
Total interest-bearing deposits	$1,505,213	$ 799,942

Note 5— Consolidated Obligations

Interest Rate Payment Terms.   The following table details interest rate payment terms for Consolidated Obligation Bonds (“CO Bonds”) at March 31, 2006, and December 31, 2005.

	March 31, 2006	December 31, 2005
Par value of CO Bonds
Fixed rate	$29,354,375	$29,414,725
Step-up	4,893,080	4,978,080
Simple variable rate	130,000	130,000
Fixed that converts to variable	365,075	425,075
Variable that converts to fixed	225,000	225,000
Range	47,000	47,000
Total par value	$35,014,530	$35,219,880

Redemption Terms.   The following is a summary of our participation in CO Bonds outstanding at March 31, 2006, and December 31, 2005, by year of maturity.

	March 31, 2006		December 31, 2005
Year of Maturity	Amount	*WAIR%	Amount	*WAIR%
Due in 1 year or less	$8,363,705	3.29	$7,705,150	3.21
Due after 1 year through 2 years	6,553,050	3.84	6,759,405	3.73
Due after 2 years through 3 years	5,634,650	4.07	5,889,450	3.92
Due after 3 years through 4 years	3,318,905	4.27	3,487,655	4.15
Due after 4 years through 5 years	1,946,220	4.48	2,410,020	4.46
Thereafter	9,198,000	5.10	8,968,200	5.00
Total par value	35,014,530	4.15	35,219,880	4.06
Bond premiums	28,217		30,097
Bond discounts	(27,430)		(28,095)
SFAS 133 hedging adjustments	(293,562)		(250,078)
Total	$34,721,755		$34,971,804

*Weighted Average Interest Rate

Consolidated Discount Notes.   Our participation in Discount Notes, all of which are due within one year, was as follows.

	Book Value	Par Value	Weighted Average Interest Rate
March 31, 2006	$9,347,654	$ 9,367,084	4.63%

December 31, 2005	9,366,878	9,382,388	3.84%

Note 6 — Capital

Capital Requirements.   We are subject to three capital requirements under our capital structure plan. First, we must maintain at all times permanent capital in an amount at least equal to the sum of our credit risk capital requirement, our market risk capital requirement, and our operations risk capital requirement, calculated in accordance with the rules and regulations of the Federal Housing Finance Board (“Finance Board”). Only “permanent capital,” defined as Retained earnings and class B Stock (including mandatorily redeemable stock), satisfies the risk-based capital requirement. The Finance Board may require us to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined. In addition, the Gramm-Leach-Bliley Act (“GLB Act”) requires us to maintain at all times at least a 4% total capital-to-asset ratio and at least a 5% leverage ratio, defined as the sum of permanent capital weighted 1.5 times, and non-permanent capital weighted 1.0 times, divided by total assets. The following table shows our compliance with the aforementioned capital rules and requirements at March 31, 2006, and December 31, 2005:

	March 31, 2006		December 31, 2005
Regulatory capital requirements	Required	Actual	Required	Actual
Risk-based capital	$ 565,542	$2,326,666	$ 484,039	$2,349,014
Total capital-to-asset ratio	4.00%	4.80%	4.00%	4.88%
Total capital	$1,940,227	$2,326,666	$1,923,677	$2,349,014
Leverage ratio	5.00%	7.20%	5.00%	7.33%
Leverage capital	$2,425,284	$3,489,999	$2,404,596	$3,523,520

Note 7 — Employee and Director Retirement and Deferred Compensation Plans

We participate in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra Defined Benefit Plan”), a tax-qualified defined-benefit pension plan, formerly known as the Financial Institutions Retirement Fund. The plan covers substantially all officers and employees. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to Other operating expenses were $1,232 and $851 for the quarters ended March 31, 2006, and 2005, respectively.

We also participate in the Pentegra Defined Contribution Plan for Financial Institutions, a tax qualified defined-contribution pension plan formerly known as the Financial Institutions Thrift Plan. We contributed $182 and $131 for the quarters ended March 31, 2006, and 2005, respectively.

We also maintain a non-qualified, unfunded deferred compensation plan covering certain officers. The plan’s liability consists of the accumulated compensation deferrals and the accumulated earnings on the deferral. We contributed $127 and $89 for the quarters ended March 31, 2006, and 2005, respectively; these sums are entirely employee deferrals. Our obligation at March 31, 2006, and December 31, 2005, was $2,730 and $2,531, respectively. Our directors also have a deferred compensation plan available to them. During the quarters ended March 31, 2006, and 2005, our board collectively earned $57 and $60 of compensation, of which $22 and $27, respectively, was deferred. Our obligation at March 31, 2006, and December 31, 2005, was $1,348 and $1,365, respectively. A rabbi trust has been established to fund the deferred compensation for these officers and directors. Assets in the rabbi trust relating to the deferred compensation plans included as a component of Other assets in the Statement of Condition, were $4,078, and $3,896 at March 31, 2006, and December 31, 2005, respectively.

We also maintain a non-qualified, unfunded supplemental executive retirement plan covering certain officers. In connection with this plan, we recorded net periodic pension expenses of $424 and $348 in the quarters ended March 31, 2006, and 2005, respectively. The accumulated benefit obligation at March 31, 2006, and December 31, 2005, was $9,448 and $8,868, respectively. A grantor trust has been established to fund the supplemental executive retirement plan. Assets in the grantor trust were $7,482 and $7,326 at March 31, 2006, and December 31, 2005, respectively.

The estimated components of the net periodic pension cost for our supplemental executive retirement plan for the quarters ended March 31, 2006, and 2005 were:

	Supplemental Executive
	Retirement Plan
	Quarter ended March 31,
	2006	2005
Service cost	$160	$133
Interest cost	175	140
Amortization of unrecognized prior service cost	12	12
Amortization of unrecognized net loss	172	143
Net periodic benefit cost	$519	$428

The net periodic benefit expense for the year ending December 31, 2006 is expected to be approximately $1,750.

Note 8 — Segment Information

We have identified two primary operating segments based on our method of internal reporting: Traditional Funding, Investments and Deposit Products, and MPP. The products and services presented reflect the manner in which financial information is evaluated by our chief operating decision maker, our President. We measure the performance of each segment based upon the net interest spread of the underlying portfolio(s). For this reason, we have presented each segment on a net interest income basis. Direct other income and expense items have been allocated to each segment based upon actual results. MPP includes the direct earnings effects of SFAS 133 as well as direct salary and other expenses (including an allocation for indirect overhead) associated with operating the MPP and volume-driven costs associated with master servicing and quality control fees. Direct other income/expense related to Traditional Funding, Investments and Deposit products includes the direct earnings of SFAS 133 related to Advances and investment products as well as all other income and expense not associated with MPP. The assessments related to AHP and Resolution Funding Corporation (“REFCORP”) have been allocated to each segment based upon each segment’s proportionate share of total income before assessments.

We have not symmetrically allocated assets to each segment based upon financial results as it is impracticable to measure the performance of our segments from a total assets perspective. As a result, there is asymmetrical information presented in the tables below including, among other items, the allocation of depreciation without an allocation of the depreciable assets, the SFAS 133 earnings adjustments with no corresponding allocation to derivative assets, if any, and the recording of interest income with no allocation to accrued interest receivable. Total assets reported for MPP include only the mortgage loans outstanding, net of premiums, discounts and SFAS 133 basis adjustments. Total assets reported for Traditional Funding, Investments and Deposit products include all of our other assets.

The following table sets forth our financial performance by operating segment for the quarters ended March 31, 2006, and 2005.

	Traditional Funding, Investments, and Deposit Products	MPP	Total
March 31, 2006
Net interest income	$39,894	$15,298	$55,192
Other income (loss)	212	(512)	(300)
Other expenses	10,012	1,012	11,024
Income before assessments	30,094	13,774	43,868
AHP	2,492	1,124	3,616
REFCORP	5,520	2,530	8,050
Total assessments	8,012	3,654	11,666
Net income	$22,082	$10,120	$32,202

	Traditional Funding, Investments, and Deposit Products	MPP	Total
March 31, 2005
Net interest income	$39,313	$19,755	$59,068
Other income (loss)	4,288	(1,823)	2,465
Other expenses	8,344	988	9,332
Income before assessments	35,257	16,944	52,201
AHP	2,911	1,383	4,294
REFCORP	6,469	3,112	9,581
Total assessments	9,380	4,495	13,875
Net income	$25,877	$12,449	$38,326

The following table presents assets by operating segment at March 31, 2006, and December 31, 2005.

Total Assets	Traditional Funding, Investments, and Deposit Products	MPP	Total
March 31, 2006	$38,638,967	$9,866,710	$48,505,677
December 31, 2005	38,551,776	9,540,145	48,091,921

Note 9—Derivative and Hedging Activities

For the quarters ended March 31, 2006, and 2005, we recorded a Net gain (loss) on derivatives and hedging activities of $(648) and $3,413, respectively, in Other income (loss) as follows.

	Quarter ended March 31,
Net Gain (Loss) on Derivatives and Hedging Activities	2006	2005
Gains (losses) related to fair value hedge ineffectiveness	$ 422	$(372)
Gains (losses) on economic hedges	(1,070)	3,785
Net gain (loss) on derivatives and hedging activities	$ (648)	$3,413

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding at March 31, 2006, and December 31, 2005.

	March 31, 2006		December 31, 2005
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Interest rate swaps
Fair value hedges	$32,893,884	$(76,708)	$34,843,675	$(149,652)
Economic hedges	91,037	(301)	345,374	(950)
Interest rate futures/forwards
Fair value hedges	399,726	2,849	755,715	(4,542)
Economic hedges	172,305	159	22,000	(82)
Mortgage delivery commitments
Economic hedges	171,544	(230)	22,612	10
Total	$33,728,496	$(74,231)	$35,989,376	$(155,216)

Total derivatives excluding accrued interest		$(74,231)		$(155,216)
Accrued interest		92,909		58,867
Net derivative balances		$ 18,678		$ (96,349)

Net derivative asset balances		$156,573		$97,084
Net derivative liability balances		(137,895)		(193,433)
Net derivative balances		$ 18,678		$ (96,349)

Note 10 — Commitments and Contingencies

The Federal Home Loan Banks have joint and several liability for all the COs issued on behalf of any of them. Accordingly, should one or more of the Federal Home loan Banks be unable to repay its participation in the COs, each of the Federal Home Loan Banks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Board. No Federal Home Loan Bank has had to assume or pay the Consolidated Obligation of another Federal Home Loan Bank.

We considered the guidance under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), and

determined it was not necessary to recognize the fair value of our joint and several liability for all of the COs. The joint and several obligations are mandated by Finance Board regulations and are not the result of arms-length transactions among the Federal Home Loan Banks. The Federal Home Loan Banks have no control over the amount of the guaranty or the determination of how each Federal Home Loan Bank would perform under the joint and several liability because the Federal Home Loan Banks are subject to the authority of the Finance Board as it relates to decisions involving the allocation of the joint and several liability for each of the measurement provisions of FIN 45. Accordingly, we do not recognize a liability for our joint and several obligation related to COs issued for the benefit of other Federal Home Loan Banks at March 31, 2006, and December 31, 2005. The par amounts of the Federal Home Loan Banks’ outstanding COs, including COs held by other Federal Home Loan Banks were approximately $935,827,908 and $937,459,530 at March 31, 2006, and December 31, 2005, respectively.

Commitments that legally bind and unconditionally obligate us for additional Advances totaled approximately $85,216 and $57,175 at March 31, 2006, and December 31, 2005, respectively. Commitments generally are for periods up to 12 months. Based on management’s credit analyses and collateral requirements, we do not deem it necessary to record any additional liability on these commitments. Commitments are fully collateralized at the time of issuance.

We execute standby letters of credit for members for a fee. A standby letter of credit is a short-term financing arrangement between the Bank and our member. If we are required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. Outstanding standby letters of credit were approximately $293,838 and $301,928 at March 31, 2006, and December 31, 2005, respectively. The value of the guarantees related to standby letters of credit entered into after 2002 are recorded in Other liabilities and amount to $2,332 and $2,310 at March 31, 2006, and December 31, 2005, respectively. Based on management’s credit analyses and collateral requirements, we do not deem it necessary to record any additional liability on these commitments. Commitments are fully collateralized at the time of issuance.

For managing the inherent credit risk in MPP, participating members pay us credit enhancement fees in order to fund the lender risk account (“LRA”) and pay supplemental mortgage insurance (“SMI”). If a credit loss occurs, the accumulated LRA is used to cover the credit loss in excess of equity and primary mortgage insurance. Funds not used are returned to the member over time. SMI provides additional coverage over and above losses covered by the LRA. The LRA is an indicator of the potential expected losses for which we are liable. The LRA amounted to $14,552 and $13,349 at March 31, 2006, and December 31, 2005, respectively. Additional probable losses are provided through the allowance for credit losses. No allowance for credit losses is considered necessary at March 31, 2006, or December 31, 2005.

Commitments that unconditionally obligate us to fund/purchase mortgage loans totaled $171,544 and $22,612 at March 31, 2006, and December 31, 2005, respectively. Commitments are generally for periods not to exceed 91 days. In accordance with SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”), such commitments entered into after June 30, 2003, were recorded as derivatives at their fair value.

When executing derivative agreements with major bank and broker-dealers, we generally enter into bilateral collateral agreements. We have pledged, as collateral, cash totaling $0 and $3,235 at March 31, 2006, and December 31, 2005, respectively. These amounts are included in Interest-bearing deposits on the Statement of Condition.

We entered into $321,000 par value of CO Bonds and $183,638 par value of Discount Notes that had traded but not settled as of March 31, 2006.

We are subject to legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on our financial condition or results of operations.

Notes 6, 7, and 9 discuss other commitments and contingencies.

Note 11 – Transactions with Shareholders

Our activities with shareholders are summarized below, and have been identified in the Statement of Condition, Statement of Income, and Statement of Cash Flows.

In the normal course of business, we sell federal funds and make other short-term investments with shareholders or their affiliates.

In addition, included in our held-to-maturity investment portfolio are purchases of Mortgage-backed Securities (“MBS”) issued by shareholders or their affiliates.

Transactions with Directors’ Financial Institutions.  We provide, in the ordinary course of business, products and services to members whose officers or directors may serve on our Board of Directors (“Directors’ Financial Institutions”). Finance Board regulations require that transactions with Directors’ Financial Institutions be made on the same terms as those with any other member. As of March 31, 2006, and December 31, 2005, Advances outstanding to Directors’ Financial Institutions aggregated $1,260,396 and $1,822,589, representing 5.5% and 7.0% of our outstanding Advances, at par, respectively. During the quarters ended March 31, 2006, and 2005, we acquired approximately $236,200 and $227,241, respectively, of mortgage loans that were originated by Directors’ Financial Institutions. As of March 31, 2006, and December 31, 2005, the par value of capital stock outstanding to Directors’ Financial Institutions aggregated $165,150 and $164,952 representing 7.6% and 7.5% of our total outstanding capital stock, respectively.

Potential Acquisition of Members and Affiliates.  In late 2005 we were advised that one member with multi-state operations was considering eliminating all separate bank charters, except one that would not be in our district. However, other alternatives for maintaining membership in our bank have been considered and no charters have been eliminated at this time. During the first quarter of 2006, the holding company for one of our members announced plans to consider strategic alternatives for its mortgage business, including the possible sale of the mortgage division of the member. Also during the first quarter of 2006, it was announced that one of our members is the subject of a planned acquisition. The member’s parent is also the subject of a planned acquisition in a separate transaction. Once, and if, these transactions are finalized, we will be unable to transact new Advances or purchase mortgages from the successor institutions, unless, in each case, a member bank charter or a mortgage company having an affiliation with a member bank charter remains in our Bank’s District of Indiana or Michigan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-looking Statements

Statements in this periodic report on Form 10-Q, including statements describing the objectives, projections, estimates or future predictions of the Bank may be “forward-looking statements.” These statements may use forward-looking terminology, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “expects,” “will,” or their negatives or other variations on these terms. We caution that, by their nature, forward-looking statements involve risk or uncertainty and that actual results either could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

•	economic and market conditions
•	demand for our Advances resulting from changes in our members’ deposit flows and credit demands
•	changes in asset prepayment patterns
•	changes in or differing interpretations of the accounting rules
•	negative adjustments in Federal Home Loan Bank System credit agency ratings that could adversely impact the marketability of our COs, products, or services
•	changes in our ability to raise capital market funding
•	volatility of market prices, rates, and indices that could affect the value of collateral we hold as security for the obligations of our members and counterparties
•	political events, including legislative, regulatory, or other developments, and judicial rulings that affect the Bank, our members, counterparties, and/or investors in the COs of the 12 Federal Home Loan Banks
•	competitive forces, including without limitation other sources of funding available to our members, other entities borrowing funds in the capital markets, and the ability to attract and retain skilled individuals
•	ability to develop and support technology and information systems, including the Internet, sufficient to manage effectively the risks of our business
•	changes in investor demand for COs and the terms of interest rate exchange agreements and similar agreements
•	membership changes
•	timing and volume of market activity
•	ability to introduce new products and services, and successfully manage the risks associated with those products and services, including new types of collateral securing Advances and securitizations
•	risk of loss arising from litigation filed against one or more of the Federal Home Loan Banks
•	risk of loss arising from natural disasters or acts of terrorism
•	inflation or deflation
•	costs associated with compliance with the Sarbanes-Oxley Act of 2002 and other SEC reporting requirements, such as the Securities Exchange Act of 1934.

Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make through reports filed with the SEC in the future, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Registration Statement.

Overview

Our Business

We are a regional wholesale bank that makes Advances (loans to members), purchases mortgages, and provides other financial services to our member financial institutions. All member financial institutions are required to purchase shares of our Class B Stock as a condition of membership. Our public policy mission is to facilitate and expand the availability of financing for housing and community lending. We seek to achieve this by providing services to our members in a safe, sound, and profitable manner, and by generating a competitive return on their capital investment.

We manage our business by grouping our products and services within two business segments

•	Traditional Funding, Investments, and Deposit Products, which include credit services (such as Advances, letters of credit, and lines of credit), investments, and deposits; and
•	MPP, which consists of mortgage loans purchased from our members.

Our primary source of revenues is interest earned on

•	Advances;
•	long- and short-term investments; and
•	mortgage loans acquired from our members.

Our principal source of funding is the proceeds from the sale to the public of Federal Home Loan Bank debt instruments, called COs, which are the joint and several obligations of all 12 Federal Home Loan Banks. We obtain additional funds from deposits, other borrowings, and capital stock.

Our profitability is primarily determined by our ability to maintain a positive interest rate spread between the amount earned on our assets and the amount paid on our share of the COs. We use funding and hedging strategies to mitigate risk. The level of interest rates will impact the earnings on our capital balances. As a result, generally higher rates will tend to generate higher levels of earnings on our capital balances.

Our overall prospects are dependent on economic growth trends to the extent that they influence our members’ demand for wholesale funding and sales of mortgage loans. Our members typically use wholesale funding, in the form of Advances, after they have exhausted their other sources of funding, such as retail deposits and excess liquidity. Also, members may sell mortgage loans to us as part of an overall business strategy. Periods of economic growth have led to significant use of wholesale funds by our members because businesses typically fund expansion by borrowing and/or reducing deposit balances. Conversely, slow economic growth tends to decrease our members’ wholesale borrowing activity. The stable pattern of 3 - 4% growth in gross domestic product in recent years has not significantly altered borrowing or mortgage sales activity levels. Member demand for Advances and the sale of mortgage loans is also influenced by the steepness of the yield curve.

Highlights of Our Operating Results for the Quarter Ended March 31, 2006

Total assets were $48.5 billion at March 31, 2006, an increase of $0.4 billion compared to $48.1 billion at December 31, 2005. This increase was primarily due to increases in federal funds sold, mortgages outstanding under the MPP and interest-bearing deposits that were partially offset by a decrease in Advances.

Net income for the first quarter of 2006 was $32.2 million, a decrease of $6.1 million or 16%, compared to $38.3 million for the first quarter of 2005. This decrease was primarily due to a decrease in Net Interest income of $3.9 million caused by reduced spreads between interest-earning assets and liabilities and a decrease in Other income of $2.8 million that resulted from a Net loss on derivative and hedging activities accounted for under SFAS 133. A more detailed discussion of these changes in Net Income can be found in “Results of Operations for the Quarters Ended March 31, 2006 and 2005” herein.

On April 14, 2006, we declared a cash dividend on our B-1 stock of 5.00% based on our results for the first quarter of 2006. During the first quarter of 2006, Retained earnings increased by approximately $6.5 million compared to December 31, 2005, bringing our level of Retained earnings to $155.5 million.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities (if applicable), and the reported amounts of income and expenses during the reported period. We believe the application of our accounting policies on a consistent basis enables us to provide financial statement users with useful, reliable and timely information about our earnings results, financial position and cash flows. Our management reviews these estimates and assumptions based on historical experience, changes in business conditions and other relevant factors we believe to be reasonable under the circumstances. Changes in estimates and assumptions could potentially affect our financial position and results of operations significantly. In any given reporting period, our actual results may differ from the estimates and assumptions used in preparing our financial statements.

We have identified four accounting policies that we believe are critical because they require our management to make subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies include

•	accounting for derivatives and hedging activities (SFAS 133),
•	accounting for premiums and discounts and other costs associated with originating or acquiring mortgage loans and MBS (SFAS 91, Non-refundable Fees and Costs Associated with Origination or Acquiring Loans and Initial Direct Costs of Leases (“SFAS 91”)),
•	provision for credit losses (SFAS 114, Accounting by Creditors for Impairment of a Loan), and
•	fair value estimates.

A discussion of these critical accounting policies/estimates can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section under the caption “Critical Accounting Policies and Estimates” of our Registration Statement.

At the end of the first quarter of 2006, the Federal Home Loan Bank of Indianapolis expanded its hedge effectiveness testing procedures to include additional statistical measures. The Bank and the SEC are now in the process of discussing the sufficiency of the Bank’s historical methods used to statistically measure hedge effectiveness prior to 2006 in significant portions of its derivatives portfolio. Although we believe our accounting treatment and analysis are appropriate under GAAP, there can be no assurances that we will not be required to perform additional testing or that our use of hedge accounting will ultimately be determined to have been correct. In the event that it is determined that our use of hedge accounting in our financial statements was inappropriate, the change in accounting methods may have a material impact on our prior financial statements and we may be required to restate such prior financial statements. The amount of any resulting adjustments has not been determined at this time. The impact of such a restatement on our prior financial statements would be expected to reverse itself over the remaining life of the transactions. If we are unable to use hedge accounting in the future, we would expect our results of operations to be subject to material volatility as interest rates change, although we continue to believe that our hedges for these transactions effectively protect us economically from the impact of interest rate fluctuations.

Results of Operations for the Quarters Ended March 31, 2006 and 2005

The following table presents a summary of certain financial information as of and for the periods indicated.

Financial Highlights

($ amounts in thousands)

	As of and for the Quarter ended,

	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005 (Restated)(2)
Selected Statement of Condition Items at Period End

Total assets	$48,505,677	$48,091,921	$47,226,939	$48,225,865	$44,259,963
Advances	22,734,398	25,813,862	28,276,980	28,212,952	25,651,321
Mortgage loans held for portfolio, net	9,866,710	9,540,145	8,829,890	9,035,774	8,992,714
Held-to-maturity securities	6,781,905	6,819,879	6,645,445	6,514,219	6,215,768
Federal funds sold	7,576,000	4,655,000	2,824,000	3,038,000	1,920,000
COs
Discount Notes	9,347,654	9,366,878	8,377,270	11,367,324	9,835,862
CO Bonds (1)	34,721,755	34,971,804	34,701,345	33,017,297	30,525,966
Capital Stock, Class B-1 putable	2,162,368	2,156,426	2,141,461	2,083,126	2,044,127
Retained earnings	155,473	149,014	142,158	116,711	101,809
Total capital	2,315,634	2,303,233	2,281,417	2,216,939	2,177,552

Quarterly Operating Results
Net interest income.	55,192	55,397	55,856	53,392	59,068
Other income (loss)	(300)	(3,656)	20,598	5,548	2,465
Other expense	11,024	11,717	10,153	9,611	9,332
Assessments	11,666	10,656	17,625	13,115	13,875
Net income	32,202	29,368	48,676	36,214	38,326

Other Data
Return on average equity	5.66%	5.08%	8.62%	6.60%	7.18%
Return on average assets	0.28%	0.25%	0.41%	0.32%	0.35%
Weighted average dividend rate, B-1 stock	4.75%	4.25%	4.50%	4.25%	4.25%
Total capital ratio (at period end)	4.77%	4.78%	4.83%	4.60%	4.92%
Duration gap (in months)	2.2	2.2	1.8	1.6	1.8

(1) The par amount of the outstanding COs for all 12 Federal Home Loan Banks was as follows ($ amounts in thousands):

March 31, 2006	$935,827,908
December 31, 2005	937,459,530
September 30, 2005	920,370,863
June 30, 2005	908,304,579
March 31, 2005	872,733,059

(2) A discussion of the issues involved in the restatement of these financial statements can be found in our Registration Statement under the caption “Restatement” and in Note 1 of the Notes to Financial Statements herein.

The following table presents average balances, income, and yields of major earning asset categories and the sources funding those earning assets for the quarters ended March 31, 2006 and 2005.

	Average Balances, Interest Income and Yields ($ amounts in thousands) Quarter ended March 31,
		2006			2005
	Average		Avg.	Average		Avg.
	Balance	Interest	Rate	Balance	Interest	Rate
Assets

Interest-bearing deposits	$ 815,369	$ 8,896	4.42%	$ 527,753	$ 3,234	2.49%

Federal funds sold	4,648,811	51,284	4.47%	3,069,867	18,913	2.50%

Trading security (1)	36,878	611	6.72%	84,250	1,393	6.71%

Available-for-sale securities (2)	-	-	-	1,135,308	12,930	4.62%

Held-to-maturity securities	6,821,467	76,174	4.53%	6,144,471	64,524	4.26%

Advances (2)	23,702,546	273,059	4.67%	25,495,392	183,325	2.92%

Mortgage loans held for portfolio	9,674,560	125,953	5.28%	8,174,752	103,857	5.15%

Loans to other Federal Home Loan Banks	-	-	-	5,833	36	2.50%

Total earning assets	45,699,631	535,977	4.76%	44,637,626	388,212	3.53%

Other assets	392,618			295,016

Total assets	$46,092,249			$44,932,642

Liabilities and Capital

Interest-bearing deposits	$ 1,152,424	12,413	4.37%	$954,528	5,565	2.36%

Other borrowings	833	10	4.87%	3,333	21	2.56%

Discount Notes	6,847,116	74,223	4.40%	10,968,541	66,112	2.44%

CO Bonds, net (2)	35,028,080	393,792	4.56%	29,929,118	257,129	3.48%

Mandatorily redeemable capital stock	28,513	347	4.94%	31,073	317	4.14%

Total interest-bearing liabilities	43,056,966	480,785	4.53%	41,886,593	329,144	3.19%

Other liabilities	729,582			881,286

Total capital	2,305,701			2,164,763

Total liabilities and capital	$46,092,249			$44,932,642

Net interest income and net spread on interest-earning assets less interest-bearing liabilities		$55,192	0.23%		$59,068	0.34%

Net interest margin	0.49%			0.54%

Average interest-earning assets to interest-bearing liabilities	1.06			1.07

(1) Interest income and average rates exclude the effect of associated interest rate exchange agreements as the net interest expense associated with such agreements is recorded in Other income (loss) in the Statement of Income. Including the effects of these interest rate exchange agreements, the average rate on the trading security was 4.55% and 1.29%, at March 31, 2006, and March 31, 2005, respectively.

(2) Interest income/expense and average rates include the effect of associated interest rate exchange agreements to the extent such agreements qualify for SFAS 133 fair value hedge accounting.

Net Income

Net income for the first quarter of 2006 was $32.2 million, a decrease of $6.1 million or 16.0%, compared to $38.3 million of Net income for the first quarter of 2005. The following factors contributed to this decrease in Net income:

•	Net interest income decreased by $3.9 million. The factors impacting Net interest income are addressed separately below under “Net Interest Income.”
•	Other income (loss) decreased by $2.8 million, primarily due to the $4.1 million change in Net loss on derivatives and hedging activities, partially offset by a $1.3 million decrease in the Net loss on the trading security accounted for under SFAS 133.
•	Other expenses increased by $1.7 million, mainly due to increased salary and benefit expenses.

These factors were partially offset by the $2.2 million decrease in assessments for AHP and REFCORP, consistent with the lower level of Income Before Assessments.

Net Interest Income

Our Net interest income was $55.2 million for the first quarter of 2006, a decrease of $3.9 million compared to $59.1 million for the first quarter of 2005. The following factors impacted Net interest income:

•	Our average cost of funds increased by 134 basis points for the first quarter of 2006 compared to the first quarter of 2005, from 3.19% to 4.53%. Since we earn interest on the investment of capital, Net interest income is positively impacted as interest rates rise, and we earn a higher return on our net equity. The imputed increase in Net interest income due to this effect was approximately $7.2 million.
•	The spread between the yield on earning assets and liabilities decreased to 0.23% for the first quarter of 2006 compared to 0.34% for the first quarter of 2005, primarily due to the flattening yield curve, increased use of term debt and higher costing liabilities relative to the rate on earning assets. The spread for the first quarter of 2005 was also high relative to the first quarter of 2006 because of the effect of accounting for AFS investments. In accordance with SFAS 133, the corresponding interest rate swaps that economically offset the AFS investments did not qualify for hedge accounting and the associated interest rate swap income and expense were recorded in Other income (loss). All of the AFS investments were sold and their corresponding interest rate swaps were terminated in 2005. The imputed decrease in Net interest income due to the decreased spread was approximately $12.2 million.

Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between 2006 and 2005.

Rate and Volume Analysis

($ amounts in thousands)

	Quarter ended March 31, 2006 over 2005
	Volume	Rate	Total
Increase (decrease) in interest income
Advances	$(13,703)	$103,437	$89,734
Interest-bearing deposits	2,328	3,334	5,662
Federal funds sold	12,759	19,612	32,371
Trading security	(785)	3	(782)
Available-for-sale securities	(6,465)	(6,465)	(12,930)
Held-to-maturity securities	7,395	4,255	11,650
Mortgage loans held for portfolio	19,470	2,626	22,096
Loans to other Federal Home Loan Banks	(18)	(18)	(36)
Total	20,981	126,784	147,765

Increase (decrease) in interest expense
Discount Notes	(31,189)	39,300	8,111
CO Bonds	48,615	88,048	136,663
Deposits	1,646	5,202	6,848
Mandatorily redeemable capital stock	(28)	58	30
Other borrowings	(22)	11	(11)
Total	19,022	132,619	151,641

Increase (decrease) in Net interest income	$1,959	$(5,835)	$(3,876)

Earnings Analysis

The following table presents changes in the components of our earnings for quarters ended March 31, 2006, and March 31, 2005.

Change in Earnings Components

($ amounts in thousands)

	Quarter ended March 31,
	2006 vs. 2005 $ change	2006 vs. 2005 % change
Increase (decrease) in
Interest income	$147,765	38.1%
Interest expense	151,641	46.1%
Net interest income	(3,876)	(7.0)%
Other (loss) income	(2,765)	(112.2)%
Other expense	1,692	18.1%
Income before assessments	(8,333)	(16.0)%
AHP	(678)	(16.0)%
REFCORP	(1,531)	(16.0)%
Total assessments	(2,209)	(16.0)%
Net income	$(6,124)	(16.0)%

Other Income

The following table presents a breakdown of Other income (loss) for the quarters ended March 31, 2006, and March 31, 2005, and an analysis of the changes in the components of these income items.

Analysis of Other Income (Loss)

($ amounts in thousands)

	Quarter ended March 31,
	2006	2005	2006 vs. 2005
			$ Amt	% change
Service fees	$343	$367	$(24)	(6.5)%
Unrealized net loss on trading security	(336)	(1,684)	1,348	80.1%
Net gain (loss) on derivatives and hedging activities	(648)	3,413	(4,061)	(119.0)%
Other, net	341	369	(28)	(8.0)%
Total other (loss) income	$(300)	$2,465	$(2,765)	(112.2)%

The decrease in Other income (loss) for the first quarter of 2006 compared to the same period in 2005 was primarily due to adjustments made in accordance with SFAS 133 that resulted in a decrease in the Net gain (loss) on derivatives and hedging activities of $4.1 million in the first quarter of 2006, partially offset by a $1.3 million gain caused by the reduction in the Unrealized net loss on the trading security. The tables below, entitled “Components on Net Gain (Loss) on Derivatives and Hedging Activities by Hedge” and “Net Gain (Loss) on Derivatives and Hedging Activities by Product” present the components of the change in the Net gain (loss) on derivatives and hedging activities by type of hedge and type of product.

Components of Net Gain (Loss) on Derivatives and Hedging Activities

By Hedge

($ amounts in thousands)

	Quarter ended March 31,
	2006	2005
Fair Value Hedges
Net gain (loss) due to ineffectiveness on
Advances	$(532)	$410
MPP	308	(529)
CO Bonds	646	(253)
Net gain (loss) on fair value hedges	422	(372)
Non SFAS 133/Economic Hedges
Net interest receipt (payment) settlements(1)
Advances	21	(4)
Investments	(178)	(7,792)
CO Bonds	(741)	-
Intermediary	-	4
Net settlements	(898)	(7,792)
SFAS 133 derivative fair value gain (loss) adjustments
Advances	(12)	14
Investments	173	12,991
CO Bonds	487	(130)
Intermediary	-	(4)
MPP delivery commitments	(820)	(1,294)
Fair value adjustments	(172)	11,577
Net gain (loss) on economic hedges	(1,070)	3,785
Net gain (loss) on derivatives and hedging activities	$(648)	$3,413

(1)	Net settlements represent the net interest payments or receipts on interest rate exchange agreements for hedges not receiving fair value hedge accounting.

Net Gain (Loss) on Derivatives and Hedging Activities

By Product

($ amounts in thousands)

	Quarter ended March 31,
	2006	2005
Advances	$(523)	$420
Investments	(5)	5,199
MPP	(512)	(1,823)
CO Bonds	392	(383)
Net gain (loss) on derivatives and hedging activities	$(648)	$3,413

Other Expense

The following table presents a breakdown of Other expense for the quarters ended March 31, 2006, and March 31, 2005, and an analysis of the changes in the components of these expenses.

Analysis of Other Expense

($ amounts in thousands)

	Quarter ended March 31,
			2006 vs. 2005
	2006	2005	$ Amt	% change
Salaries and benefits	$7,015	$5,732	$1,283	22.4%
Other operating expenses	2,710	2,371	339	14.3%
Finance Board and Office of Finance Expenses	753	784	(31)	(4.0)%
Other	546	445	101	22.7%
Total Other expense	$11,024	$9,332	$1,692	18.1%

The increase in Other expense for the first quarter of 2006 compared to the first quarter of 2005 was primarily due to higher salary and benefit expenses.

AHP and REFCORP Payments

Although the Federal Home Loan Banks are not subject to federal or state income taxes, the financial obligations of AHP contributions (10% of current year’s Net Income before charges for AHP and interest expense for mandatorily redeemable capital stock that is classified as debt, but after the assessment for REFCORP) and REFCORP (20% of Net Income after our AHP obligation) are statutorily required.

AHP.  The Federal Home Loan Banks are required to contribute, in the aggregate, the greater of $100 million or 10% of their net earnings, before interest expense for mandatorily redeemable capital stock that is classified as debt, and after the REFCORP assessments to fund the AHP. Our expense for the first quarter of 2006 was $3.6 million, compared to $4.3 million for the same period in 2005. The decrease is consistent with the lower level of Income Before Assessments for 2006.

REFCORP.  With the Financial Services Modernization Act of 1999, Congress established a fixed payment of 20% of Net Income as the REFCORP payment beginning in 2000 for each Federal Home Loan Bank. The fixed percentage replaced a fixed-dollar annual aggregate payment of $300 million, which had previously been divided among the 12 Federal Home Loan Banks through a complex allocation formula. The law also calls for an adjustment to be made to the total number of REFCORP payments due in future years so that, on a present value basis, the combined REFCORP payments of all 12 Federal Home Loan Banks are equal in amount to what had been required under the previous calculation method. The 20% fixed percentage REFCORP rate applied to earnings resulted in expenses of $8.1 million for the quarter ended March 31, 2006, compared to $9.6 million for the same period in 2005. The decrease is consistent with the lower level of Income Before Assessments for 2006.

Business Segments

We manage our business by grouping the income and expenses from our products and services within two business segments

Traditional Funding, Investments and Deposit Products which includes the effects of premium and discount amortization and the impact of net interest settlements related to interest rate exchange agreements, such as Advances, investments, and the borrowing costs related to those assets. It also includes the borrowing costs related to holding Deposit products for members and other miscellaneous borrowings as well as all other miscellaneous income and expense not associated with the MPP.

MPP which is derived primarily from the difference, or spread, between the net yield on mortgage loans, including the direct effects of premium and discount amortization in accordance with SFAS 91, and the borrowing costs related to those loans. Direct MPP expenses are also included.

The following tables set forth our financial performance by operating segment for the quarters ended March 31, 2006, and 2005 ($ amounts in thousands).

Traditional Funding, Investments and Deposit Products

	2006	2005
Net interest income	$39,894	$39,313
Other income (loss)	212	4,288
Other expenses	10,012	8,344
Income before assessments	30,094	35,257
AHP	2,492	2,911
REFCORP	5,520	6,469
Total assessments	8,012	9,380
Net Income	$22,082	$25,877

MPP

	2006	2005
Net interest income	$15,298	$19,755
Other income (loss)	(512)	(1,823)
Other expenses	1,012	988
Income before assessments	13,774	16,944
AHP	1,124	1,383
REFCORP	2,530	3,112
Total assessments	3,654	4,495
Net Income	$10,120	$12,449

The decrease in Net Income for Traditional Funding, Investments and Deposit Products of $3.8 million for the first quarter of 2006 compared to the same period in 2005 was primarily related to lower Other income due to adjustments made in accordance with SFAS 133 that resulted in a decrease in the Net gain (loss) on derivatives and hedging activities and higher operating expenses.

The decrease in Net Income for MPP of $2.3 million for the first quarter of 2006 compared to the same period in 2005 was primarily due to lower spreads on this portfolio caused by higher funding costs.

Analysis of Financial Condition

Advances

Advances at par decreased by $3.0 billion or 11.4% to $22.9 billion during the first quarter of 2006, compared to $25.9 billion at December 31, 2005. This decrease was caused by reduced demand for wholesale funding, primarily by our large members, and the fluctuation in demand caused by our members’ funding needs related to their mortgage pipelines.

The composition of Advances changed during the first quarter of 2006. The percentage of Variable Advances decreased from 10.1% at December 31, 2005, to 4.2% at March 31, 2006, because member institutions paid off large maturing Variable Advances. The percentage of Adjustable Advances increased from 8.9% at December 31, 2005 to 11.7% at March 31, 2006, slightly offsetting the decline in Variable Advances. A breakdown of Advances, by primary product line, as of March 31, 2006, and December 31, 2005, is provided below.

Advances by Product Line

($ amounts in thousands, at par)

	March 31,		December 31,
	2006	% of Total	2005	% of Total
Advance type
Fixed-rate bullet	$13,845,098	60.3%	$15,295,292	59.0%
Putable	4,241,400	18.5%	4,464,900	17.2%
Adjustable (1)	2,685,290	11.7%	2,292,440	8.9%
Variable	952,406	4.2%	2,621,648	10.1%
Fixed-rate amortizing	1,218,645	5.3%	1,232,556	4.8%
Total Advances	$22,942,839	100.0%	$25,906,836	100.0%

(1) Includes two outstanding Advances with a total par of $15 million modified (in accordance with Emerging Issues Task Force 01-07, Creditor’s Accounting for a Modification or Exchange of Debt Instruments) from putable advances to adjustable Advances with $0.90 million, and $0.94 million in remaining deferred fees outstanding as of March 31, 2006, and December 31, 2005, respectively.

Short-term Investments

Our short-term investments provide efficient utilization of capital and enhanced liquidity. As of March 31, 2006, short-term investments, comprised of interest-bearing deposits and federal funds sold, totaled $8.8 billion, an increase of $3.2 billion from December 31, 2005, primarily due to an increase of $2.9 billion in federal funds sold in order to utilize balance sheet capacity and take advantage of investment opportunities.

Mortgage Loans Held for Portfolio, Net

We purchase mortgage loans from our members through our MPP. At March 31, 2006, after considering the effects of premiums, discounts and SFAS 133 basis adjustments, we held $9.9 billion in mortgage loans purchased from our members, compared to $9.5 billion at December 31, 2005. Currently, we are managing this portfolio in accordance with our strategic plan, which calls for a balance of just under $10.0 billion at year-end 2006. In general, some of the factors that impact the volume of mortgage loans purchased through the MPP include the general level of housing activity in the U.S., the level of refinancing activity, and consumer product preferences.

The following table presents the composition of our outstanding purchased mortgage loans at March 31, 2006, and December 31, 2005.

Mortgage Loans held for Portfolio

($ amounts in thousands)

	March 31, 2006	December 31, 2005

Unpaid principal balance	$9,819,371	$9,487,744
Deferred net premium	18,800	19,355
Basis adjustments from terminated fair value hedges, and loan commitments.	28,539	33,046
Total mortgage loans held for portfolio	$9,866,710	$9,540,145

Earnings are impacted by the amount of unpaid principal balance, the amount of net premiums and basis adjustments, and the term over which these amounts are amortized. Amortization speeds are dependent on both actual principal payments (including prepayments) and projections of future principal payments. As mortgage rates decrease, borrowers have more incentive to prepay their mortgages, which results in higher estimated prepayment speeds. Such higher prepayment speeds result in acceleration of the premium and basis adjustment because the amortization term is shortened. The inverse occurs in an increasing interest rate environment.

At March 31, 2006, there were $171.5 million of mandatory delivery contracts outstanding, compared to $22.6 million at December 31, 2005. This amount fluctuates from time to time depending on the purchasing patterns of MPP loans during the quarter. A mandatory delivery contract is a legal commitment we make to purchase, and a participating financial institution makes to deliver, a specified unpaid principal amount of mortgage loans in the future, with a forward settlement date, at a specified range of mortgage note rates and prices. Mandatory delivery contracts are considered derivatives and only their fair values are included as either derivative assets or derivative liabilities on the Statement of Condition until their loans settle. The sum of unpaid principal and mandatory delivery contracts represents our exposure to market risk in the MPP.

Deposits

Demand and overnight deposits were $1.5 billion at March 31, 2006, an increase of $0.7 billion compared to $0.8 billion at December 31, 2005. These deposits represent a relatively small portion of our funding, and they vary depending upon market factors, such as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.

Derivatives

As of March 31, 2006 and December 31, 2005, we had derivative assets with market values of $156.6 million and $97.1 million, respectively, and derivative liabilities with market values of $137.9 million and $193.4 million, respectively. These differences reflect the impact of interest rate changes that affected the market value of our derivatives and swap terminations. We record all derivative financial instruments on the Statement of Condition at their fair value with changes in the fair value of all derivatives recorded through earnings.

The principal derivative instruments we use are interest-rate swaps and to-be-announced mortgage hedges (“TBAs”). We classify interest-rate swaps as derivative assets or liabilities according to the net fair value of the interest-rate swaps with each counterparty. Because these swaps are covered by a master netting agreement, they are classified as an asset if the net fair value of the interest rate swaps with a counterparty is positive or as a liability if the net fair value of the interest rate swaps with a counterparty is negative. TBAs are not covered by a master netting agreement and are recorded as a derivative asset or liability as required by SFAS 133 based upon fair value. Increases and decreases in the fair value of each of these instruments are primarily caused by market changes in the derivative’s underlying interest rate index.

Capital

Total capital increased to $2.316 billion at March 31, 2006, compared to $2.303 billion at December 31, 2005. The increase of $12.4 million during the first quarter of 2006 was primarily due to the increase in Retained earnings, discussed below, of $6.5 million, and the increase in Capital stock of $5.9 million due to increased activity-based stock.

As of March 31, 2006, $816.2 million or 38% of our total regulatory stock balance was comprised of stock not required as a condition of membership or to support services to members, compared to $686 million or 31% at December 31, 2005. We generally will not redeem or repurchase member capital stock until five years after either the membership is terminated or we receive a notice of withdrawal from membership. If we receive a request to redeem excess stock, we are not required to redeem or repurchase such excess stock until the expiration of the five-year redemption period. However, we reserve the right to repurchase, and have repurchased, excess stock from any member, without a member request, and at our discretion, upon 15 days’ notice to the member. In the first quarter of 2006, in accordance with the provisions of the Bank’s

Capital Plan, we voluntarily repurchased $34.7 million of excess stock that was classified on our Statement of Condition as mandatorily redeemable capital stock, held by former members. See “Mandatorily Redeemable Capital Stock” herein.

Retained Earnings

Retained earnings equaled $155 million at March 31, 2006, an increase of $6 million compared to December 31, 2005.

We adopted a formal Retained earnings policy in 2004 in response to an August 2003 advisory bulletin by the Finance Board that required the policy and provided guidance on capital management and Retained earnings. This policy provided for a quarterly target balance for our Retained earnings, and incorporated such factors as credit, market, and operational risks. Based on Finance Board input, our board modified the Retained earnings policy on March 18, 2005. The revised Retained earnings policy is more comprehensive than the original policy in that it includes accounting risk (caused by the volatility in earnings resulting from the application of SFAS 91 and SFAS 133) in the calculation along with credit, market, and operational risks. In addition, the target reflects a minimum Retained earnings balance after the quarterly dividend is paid. At March 31, 2006, the Retained earnings target was $123.4 million. The Retained earnings balance at March 31, 2006, adjusted for the first quarter dividend of $26.6 million that was declared in April 2006, was $126.7 million. While the Retained earnings target is a factor in determining the appropriate Retained earnings balance, our board also takes into consideration additional factors including, but not limited to, the impact on our members and the stability of stock and membership levels.

As we grow and as our risk profile changes, we may continue to increase Retained earnings subject to possible regulatory action. See “Recent Accounting and Regulatory Developments – Regulatory Developments – Proposed Excess Stock Limitations and Retained Earnings Requirements” herein.

The following table quantifies the net change in Retained earnings.

Net Income versus Dividends Paid

($ amounts in thousands)

	Quarter ended March 31, 2006	Quarter ended March 31, 2005
Net Income	$ 32,202	$ 38,326
Dividends paid	(25,742)	(21,482)
Mandatorily redeemable capital stock distributions	(1)	(30)
Change in Retained earnings	$ 6,459	$ 16,814

Liquidity and Capital Resources

Liquidity

The Federal Home Loan Banks are required to maintain liquidity in accordance with certain Finance Board regulations and with policies established by their respective managements and boards of directors. We maintain liquidity to satisfy member demand for short- and long-term funds, repay maturing COs, and meet other obligations. Also, members may look to us to provide standby liquidity to support their asset/liability management purposes. Our objective is to meet our members’ credit and liquidity needs without maintaining excessive holdings of liquid investments or being forced to incur unnecessarily high borrowing costs.

Our primary sources of liquidity are short-term investments and the issuance of new COs in the form of CO Bonds and Discount Notes. See “Business – Funding Sources” in our Registration Statement for a detailed discussion of our COs and the joint and several liability of all of the Federal Home Loan Banks for these COs. COs enjoy favorable status as government-sponsored enterprise (“GSE”)-issued debt; however, they are not obligations of the United States government, and the United States government does not guarantee them. COs are rated Aaa/P-1 by Moody’s and AAA/A-1+ by S&P, reflecting the likelihood of timely payment of principal and interest on the COs. Their GSE-issuer status and these ratings have historically provided excellent access to the capital markets for the Federal Home Loan Banks. In addition, under certain circumstances, the U.S. Treasury may acquire up to $4 billion of the Federal Home Loan Banks’ COs, which would offer additional liquidity to the Federal Home Loan Banks, if needed. See “Supervision and Regulation – Regulatory Enforcement Actions” and “Risk Factors – Our Credit Rating Could be Lowered” in our Registration Statement for a discussion of events that could have a negative impact on the rating of these COs.

We maintain a contingency liquidity plan designed to enable us to meet our obligations and the liquidity needs of our members in the event of operational disruptions at the Federal Home Loan Banks or the Office of Finance, or short-term capital market disruptions. Our regulatory liquidity requirement is to maintain at least five days of liquidity without access to the capital markets. In accordance with our contingency liquidity plan, we might be required to rely upon asset-based liquid reserves to meet our cash flow obligations. Member deposits and other short-term borrowings, such as federal funds purchased, securities sold under agreements to repurchase, and loans from other Federal Home Loan Banks provide sources of liquidity. On a daily basis, we model our cash commitments and expected cash flows to determine our liquidity position.

Our cash and short-term investment portfolio, including federal funds and commercial paper, totaled $8.8 billion at March 31, 2006, and $5.6 billion at December 31, 2005. The maturities of these short-term investments provide cash flows to support our ongoing liquidity needs.

Capital Resources

Total capital consists of Capital stock, Retained earnings, and Other accumulated comprehensive income. As of March 31, 2006, total capital was $2.316 billion, compared to $2.303 billion at December 31, 2005.

The following table presents minimum capital ratios, permanent and risk-based capital requirement amounts, and various leverage ratios as of March 31, 2006, and December 31, 2005.

Regulatory Capital Requirements

($ amounts in thousands)

	As of March 31, 2006	As of December 31, 2005
Minimum regulatory capital ratio requirement	4.00%	4.00%
Minimum regulatory capital requirement	$1,940,227	$1,923,677
Actual regulatory capital ratio (1)	4.80%	4.88%
Permanent capital (2)	$2,326,666	$2,349,014
Risk-based capital requirement	$ 565,542	$ 484,039
Minimum regulatory leverage ratio	5.00%	5.00%
Minimum regulatory leverage capital requirement	$2,425,284	$2,404,596
Actual regulatory leverage ratio	7.20%	7.33%
Actual regulatory leverage capital	$3,489,999	$3,523,520

(1)	The regulatory capital ratio is calculated by dividing permanent capital by total assets.
(2)	Permanent capital is defined as Retained earnings, Class B Stock, and mandatorily redeemable capital stock.

Mandatorily Redeemable Capital Stock.

At March 31, 2006, we had $8.8 million in capital stock subject to mandatory redemption from four former members, compared to $43.6 million in capital stock subject to mandatory redemption from eight former members at December 31, 2005. This decrease resulted from our decision to voluntarily repurchase, in accordance with our Capital Plan, $34.7 million of excess stock during the first quarter of 2006 that was held by non-members that acquired the stock from former members through mergers or acquisitions.

In addition to the mandatorily redeemable capital stock, we had $21.6 million of excess stock subject to redemption requests outstanding from four members at March 31, 2006 and $11.6 million of excess stock subject to redemption requests outstanding from three members at December 31, 2005. Excess stock redemption requests are not subject to reclassification from equity to liability as the requesting member may revoke its request at any time, without penalty, throughout the five-year waiting period, and the amount ultimately redeemed, if any, is contingent on the member meeting various stock requirements on the redemption date. These requests are not considered substantive in nature, and therefore, these amounts are not classified as a liability.

The following table shows the amount of all pending capital redemption requests received from members by year of redemption at March 31, 2006 and December 31, 2005 ($ amounts in thousands).

Contractual Year of Redemption	2006	2005
Due after 2 years through 3 years	$5,400	$10,895
Due after 3 years through 4 years	12,562	30,997
Due after 4 years through 5 years	12,496	13,303
Total	$30,458	$55,195

Capital Distributions

We may, but are not required to, pay dividends on our stock. Our board has declared dividends in every quarter since the first quarter of 1986. Dividends may be paid in cash or Class B Stock out of current and previously Retained earnings, as authorized by our board, and subject to Finance Board regulations. Cash dividends on Class B-1 Stock were paid at an annualized rate of 4.75% and 4.25% in the first quarters of 2006 and 2005, respectively. Future dividends will be determined based on income earned each quarter, our Retained earnings policy, and capital management considerations.

Recent Regulatory Developments

Proposed Changes in GSE Regulation

From mid-2003, the housing-related GSEs, including the Federal Home Loan Banks, have come under increased scrutiny by Congress because of accounting and financial issues raised by certain regulatory agencies. Consequently, numerous legislative proposals have been introduced in Congress for the purpose of enhancing regulatory oversight. Some of the proposals have included capping the size of Fannie Mae’s and Freddie Mac’s mortgage portfolios, creation of a new affordable housing fund from Fannie Mae’s and Freddie Mac’s profits, and the combination of the Office of Federal Housing Enterprise Oversight, which regulates Fannie Mae and Freddie Mac, and the Finance Board into a new regulatory agency. The U. S. House of Representatives passed a bill containing these provisions in October 2005. Other bills have been introduced in the U.S. Senate. If the Senate passes a bill which differs from the House bill, the competing bills will have to go to a joint conference committee to resolve all differences before final legislation can be enacted. It is impossible to predict what, if any, provisions relating to the Finance Board and the Federal Home Loan Banks will be included in any legislation that might be approved by Congress, and whether any such change in regulatory structure will be signed into law. Any changes made by Congress to the housing-related GSEs’ regulatory structure may also impact the structure and operation of the Office of Finance. These changes could have a material adverse effect on future earnings, shareholder returns, and the ability to fulfill our mission.

Federal Reserve Payment System Risk

In September 2004, the Federal Reserve Board announced that, beginning in July 2006, it will require Federal Reserve Banks to release interest and principal payments on securities issued by GSEs and international organizations only when the issuer’s Federal Reserve account contains sufficient funds to cover these payments. The Federal Reserve Banks have been processing and posting these payments to depository institutions’ Federal Reserve accounts by 9:15 a.m. Eastern Time, the same posting time as for U.S. Treasury interest and principal payments, even if the issuer has not fully funded its payments. The Federal Home Loan Banks and the Office of Finance are working collectively, and individually, to modify debt issuance and cash management practices to ensure a smooth transition to the new Federal Reserve policy. However, it is not possible to predict with certainty the actual effect the Federal Reserve policy changes will have on the Federal Home Loan Banks, individually or collectively, until the implementation in July 2006.

Predatory Lending Laws

Various states and municipalities have passed laws regulating the making of certain mortgage loans generally considered high cost for the community. Assignee liability, including civil or criminal liability, may pass from the originator of the loan to our Bank. These laws may adversely affect our ability to take collateral to support an Advance. With respect to MPP purchases, some loans may no longer be eligible for purchase, or we may be required to provide additional risk-based capital to support certain MPP loans purchased. The Finance Board has advised all of the Federal Home Loan Banks that they must have policies and procedures in place with respect to buying MPP loans or taking loans as collateral that might violate predatory lending laws. In November 2005, our board adopted policies for both Advances collateral and the MPP that prohibit the pledge or sale of such loans by our members to us. Discussions are continuing with the Finance Board regarding the scope of our policies and whether additional changes will need to be made.

Proposed Excess Stock Limitations and Retained Earnings Requirements

In March 2006, the Finance Board issued a proposed rule with respect to the Federal Home Loan Banks’ Retained earnings policies and their ability to hold excess capital stock. The proposed rule includes a specific formula for calculating the minimum Retained earnings requirement, a limitation on the amount of excess stock that may be held and restrictions on the payment of dividends if a bank does not meet the minimum Retained earnings requirement in any quarter. The comment period on the proposed rule will end on July 13, 2006. It is not clear when a final rule will then be adopted and how the comments received might alter the provisions now in the proposed rule.

If the proposed regulation were effective March 31, 2006, the Bank would have been required to repurchase approximately $331 million in excess stock or 14.3% of our total capital. Also, based on our Net income for the quarter ended March 31, 2006, the Retained earnings target would have been $308 million. At March 31, 2006, our Retained earnings balance was $155 million. After adjustment for the dividend that was declared in April 2006, Retained earnings were $129 million, leaving a shortfall of $179 million. We estimate that this is equivalent to approximately six quarters of earnings based on our earnings level for the quarter ended March 31, 2006.

Under the proposal, until the Retained earnings requirement is met, we would be restricted to a 50% dividend payout ratio. Under this restriction, the dividend paid in April 2006 that was based on our first quarter results could not have exceeded approximately 3%. Based on a 50% dividend payout ratio and our current structure, this would result in restricted dividends for approximately the next three years. For comparison, the dividends we paid in April 2006 based on our results for the first quarter of 2006 were paid at 5%.

The ultimate impact of this regulation on the Bank, however, will be dependent on the terms of the final rule, our ability to structure our balance sheet in a way that is efficient with regard to this regulation, our future level of earnings and other factors.

Risk Management

We have the potential for exposure to a number of risks in pursuing our business objectives. One primary risk, market risk, is discussed in detail below under “Quantitative and Qualitative Disclosures about Market Risk.” Other critical risks may be broadly classified as credit, liquidity, operational, and business. A detailed discussion of the policies and practices that have been established to manage these risk positions can be found in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in our Registration Statement.

Credit Risk Management

Credit risk is the risk that members or other counterparties may be unable to meet their contractual obligations, or that the value of an obligation will decline as a result of deterioration in creditworthiness. We face credit risk on Advances and other credit products, investments, mortgage loans, derivative financial instruments, and AHP grants. The most important step in the management of credit risk is the initial decision to extend credit. We also manage credit risk by following established policies, evaluating the creditworthiness of our members and counterparties, and utilizing collateral agreements and settlement netting. Periodic monitoring of members and other counterparties is performed for all areas where we are exposed to credit risk.

The Bank’s outstanding loans, non-accrual loans, and loans 90 days or more past due and accruing interest as of March 31, 2006, and December 31, 2005, are as follows.

Loan Portfolio Analysis

($ amounts in thousands)

	March 31, 2006	December 31, 2005
Advances, current	$22,734,398	$25,813,862

Real estate mortgages	9,866,710	9,540,145
Non-accrual loan participations (1)	3	2
Real estate mortgages past due 90 days or more and still accruing interest	53,600	56,322

(1)	Non-accrual loans include our residual participation in conventional loans not part of the MPP.

The total amount of interest income recognized and the total amount of interest received on real estate mortgages during the quarters ended March 31, 2006, and 2005 is presented in the table below ($ amounts in thousands).

	Quarter ended March 31, 2006	Quarter ended March 31, 2005

Interest contractually due during the period	$125,857	$105,570

Interest actually received during the period	125,857	105,570
Shortfall(1)	$ -	$ -

(1)	Interest on MPP is advanced by the servicer based upon scheduled principal and scheduled interest payments and therefore will not reflect the actual shortfall associated with non-accruing loans. The monthly delinquency information reported as of year end is provided by the participating financial institution through the master servicer one month behind the actual mortgage loan balance activity.

An analysis of real estate mortgages past due 90 days or more and still accruing interest and the percentage of those loans to the total real estate mortgages outstanding as of March 31, 2006 and December 31, 2005 follows:

Real Estate Mortgages Past Due 90 Days or More

($ amounts in thousands)

	As of March 31, 2006	As of December 31, 2005
Total Conventional mortgage loan delinquencies	$ 21,279	$ 22,461
Total Conventional mortgage loans outstanding, at par	$8,792,267	$8,535,345
Percentage of delinquent conventional loans	0.24%	0.26%

Total FHA mortgage loan delinquencies	$ 32,321	$ 33,861
Total FHA mortgage loans outstanding, at par	$1,027,104	$ 952,399
Percentage of delinquent mortgage loans	3.15%	3.56%

Total mortgage loan delinquencies	$ 53,600	$ 56,322
Total mortgage loans outstanding, at par	$9,819,371	$9,487,744
Percentage of delinquent mortgage loans	0.55%	0.59%

The 90 day delinquency ratio for conventional mortgages has decreased from 0.26% to 0.24% during the first quarter of 2006. Because delinquency ratios tend to increase as loans age, this reflects the lower rate of delinquencies on the $257 million par amount of new loans included in the Total Conventional mortgage loans outstanding, the high quality of the loans being sold to us by our members and, to a lesser extent, the decrease in delinquent loans outstanding that resulted from Hurricane Katrina.

For government-insured mortgages, the borrower’s credit is typically weaker, resulting in higher delinquency ratios. We rely on government insurance, as well as quality control processes, to maintain the credit quality of this portfolio.

We had only $3 thousand and $2 thousand of residual non-accrual mortgage loans outstanding at March 31, 2006, and December 31, 2005, respectively, as most of our MPP loans have been purchased under scheduled principal/scheduled interest agreements. Although we have had no loan charge-offs in the first quarter of 2006, our policy is to charge-off a loan against our loan loss reserve when, after foreclosure, the liquidation value of the real estate collateral plus credit enhancements does not cover our mortgage loan balance outstanding, or when an estimated or known loss exists. Loans are considered impaired based upon a review of the smaller balance homogenous loan pools taking into consideration observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data and prevailing economic conditions, the member’s credit enhancement through the LRA and SMI coverage and outstanding claims against such coverage.

There was no allowance for credit losses on real estate mortgage loans as of and for the quarters ended March 31, 2006, and 2005.

Advances.  We have never experienced a credit loss on an Advance to a member in our more than 70 years of existence. We manage our exposure to credit risk on Advances through a combined approach that provides ongoing review of the financial condition of our borrowers coupled with a conservative collateral policy. Protection is provided via thorough underwriting and collateralization before Advances are issued. Quarterly or annual credit analyses are performed on existing borrowers, with the frequency depending primarily on the financial condition of the borrower.

Credit risk can be magnified if the lender concentrates its portfolio in a few borrowers. Because of our limited territory, Indiana and Michigan, and because of continuing consolidation among the financial institutions that comprise the members of the 12 Federal Home Loan Banks, we have only a limited pool of large borrowers. As of the end of the first quarter of 2006, our top three borrowers held 44.3% of total Advances outstanding, at par. Because of this concentration in Advances, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we analyze the implications to our financial management and profitability if we were to lose the business of one or more of these customers.

AHP.  Our AHP requires members and project sponsors to make commitments with respect to the usage of the AHP grants to assist very low-, low-, and moderate-income families, as defined by regulation. If these commitments are not met, we may have the obligation to recapture these funds from the member or project sponsor or to replenish the AHP fund. This credit exposure is not explicitly collateralized but is addressed in part by evaluating project feasibility at the time of an award and the ongoing monitoring of AHP projects.

Investments.  We are also exposed to credit risk through our investment portfolios. The Risk Management Policy (“RMP”) restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The short-term investment portfolio represents unsecured credit. Therefore, counterparty ratings, performance, and capital adequacy are monitored on a daily basis in an effort to mitigate unsecured credit risk on the short-term investments. MBS and asset-backed securities (“ABS”) represent the majority of our long-term investments. We primarily hold S&P AAA-rated private-issue and GSE-issued MBS and ABS and collateralized mortgage obligations secured by whole loans. All of our MBS and ABS portfolios are rated AAA by S&P, except for an ABS bond with a book value of $33 million that was downgraded to AA on April 3, 2006.

MPP.  We are exposed to credit risk on loans purchased from members through the MPP. In the MPP, we establish an LRA for each pool of loans purchased that is funded over time from the monthly interest payment on the mortgages in that pool, and is recorded as an increase to Other liabilities in the Statement of Condition. These funds are available to cover losses in excess of the borrower’s equity and primary mortgage insurance, if any, on the loans we have purchased.

In addition to the LRAs, we have credit protection from loss on each loan through SMI, which provides sufficient insurance to cover credit losses to 50% of the loan’s original value; we will absorb losses beyond that level. Taken together, the LRA and the SMI provide credit enhancement on the pools of loans we purchase. Credit enhancement fees as of and for the quarters ended March 31, 2006, and 2005 are presented below.

Credit Enhancement Fees

($ amounts in thousands)

	Quarter ended
	March 31, 2006	March 31, 2005
Average conventional MPP loans outstanding	$8,663,806	$7,400,399
LRA fees	1,588	1,770
SMI fees	1,882	1,536
Total Credit Enhancement fees	$3,470	$3,306
Enhancement fees as a % of average conventional MPP loans outstanding	0.16%	0.18%

Loans in the MPP are well dispersed geographically, as shown in the following table.

Geographic Concentration of MPP Loans (1)(2)

	March 31, 2006	December 31, 2005
Midwest	30.5%	30.6%
Northeast	11.5%	11.6%
Southeast	21.6%	21.4%
Southwest	23.1%	22.9%
West	13.3%	13.5%

Total	100.0%	100.0%

(1)	Percentages calculated based on the unpaid principal balance at the end of each period.

(2)	Midwest includes IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI.

Northeast includes CT, DE, MA, ME, NH, NJ, NY, PA, RI, and VT.

Southeast includes AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV.

Southwest includes AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT.

West includes AK, CA, HI, ID, MT, NV, OR, WA, and WY.

The MPP mortgage loans held for portfolio are disbursed across all fifty states and the District of Columbia. No single zip code represented more than 1% of MPP loans outstanding at March 31, 2006, or December 31, 2005. The median size of an outstanding MPP loan was approximately $136 thousand and $135 thousand at March 31, 2006, and December 31, 2005, respectively.

We base the allowance for credit losses on management’s estimate of credit losses inherent in our mortgage loan portfolio as of the balance sheet date. Actual losses are first assumed by the member and offset by the members’ credit enhancement. We perform periodic reviews of our portfolio to identify the losses inherent within the portfolio and to determine the likelihood of collection of the portfolio. The overall allowance is determined by an analysis that includes consideration of various data observations such as past performance, current performance, loan portfolio characteristics, collateral valuations, the member’s credit enhancement through the LRA and SMI coverage and outstanding claims against such coverage, industry data, and prevailing economic conditions.

As a result of this analysis, we have determined that each member’s obligation for losses and the mortgage insurance coverage exceeds the inherent loss in the portfolio. Should we have losses in excess of the collateral held, LRA and SMI, these would be recognized credit losses for financial reporting purposes. Since the inception of MPP, we have not experienced any losses on the MPP portfolio, and none are anticipated at this time. Therefore, we have determined a loan loss reserve for MPP assets is not currently appropriate.

In the entire FEMA-designated disaster area resulting from Hurricane Katrina, which includes areas across three states, we originally had 1,306 conventional loans with an outstanding principal balance of $181 million. As of March 31, 2006, this had been reduced through payoffs to 1,194 loans with an outstanding principal balance of $164 million; of these loans, 55 conventional loans totaling $7.5 million are 30 days or more delinquent. Most of this area did not sustain flooding or other secondary damage and property insurance is anticipated to be available to cover most, if not all, of the damage. However, in the New Orleans area consisting of the City and surrounding parishes, we had 229 conventional loans with a total outstanding balance of $33 million. As of March 31, 2006, the number of loans had been reduced through payoffs to 196 loans with an outstanding principal balance of $28 million. Of these, 19 loans with an outstanding principal balance of approximately $3 million were 30 days or more delinquent. Further, delinquency rates and amounts may change significantly as loan payments are restructured, insurance claims are resolved and paid, and other assistance and benefits are made available to the borrowers from state and federal programs and private sources. After an initial forbearance period for all loans in the affected areas, the Bank has now directed our loan servicers to handle loss mitigation through forbearance or modifications on a loan by loan basis. As more information is obtained about each loan that we own in this area and its likelihood of repayment, we will reassess our probable exposure and will take such action we believe is necessary, including the creation of a mortgage loan loss reserve, if appropriate.

Derivatives.  The primary risk posed by derivative transactions is credit risk, i.e., the risk that a counterparty will fail to meet its contractual obligations on a transaction, forcing us to replace the derivative at market prices. The notional amount of interest rate exchange agreements does not measure our true credit risk exposure. Rather, when the net fair value of our interest rate exchange agreements with a counterparty is positive, this generally indicates that the counterparty owes us. When the net fair value of the interest rate exchange agreements is negative, we owe the counterparty and, therefore, we have no credit risk. If a counterparty fails to perform, credit risk is approximately equal to the fair value gain, if any, on the interest rate exchange agreement.

We maintain a policy of requiring that interest rate exchange agreements be governed by an International Swaps and Derivative Association Master Agreement (“ISDA”). Our current counterparties governed by these agreements include large banks and other financial institutions with a significant presence in the derivatives market that are rated A- or better by S&P and A3 or better by Moody’s. These agreements provide for netting of amounts due to us and amounts due to counterparties, thereby reducing credit exposure. Other counterparties include broker dealers used to transact forward contracts relating to TBA mortgage hedges. All counterparties are subject to credit review procedures in accordance with our RMP.

We manage this risk by executing derivative transactions with experienced counterparties of high credit quality, diversifying our derivatives across many counterparties, and executing transactions under master agreements that require counterparties to post collateral if we are exposed to a potential credit loss on the related derivatives exceeding an agreed-upon threshold. Collateral is collected on derivative exposures that exceed the thresholds negotiated in the individual ISDA agreements with the counterparties. Collateral thresholds are on sliding scales tied to credit ratings. We have never experienced a loss on a derivative transaction due to credit default by a counterparty.

The following table presents derivative counterparties that comprise more than 5% of our derivative portfolio as of March 31, 2006.

Counterparty Concentration

($ amounts in thousands)

	March 31, 2006
Name of Counterparty	Notional Principal	% of Notional Principal	Counterparty Rating(1)	Credit Exposure Before Collateral	Credit Exposure After Collateral
Deutsche Bank AG	$4,893,229	14.6%	AA-/Aa3	$68,643	$655
Lehman Brothers Special Financing, Inc.	3,748,350	11.1%	A+/A1	4,005	4,005
JP Morgan Chase Bank	3,481,414	10.3%	AA-/Aa2	28,284	8,483
Credit Suisse International	2,671,370	7.9%	A+/Aa3	29,779	6,529
Dresdner Bank AG	2,235,000	6.6%	A/A1	-	-
BNP Paribas	1,920,050	5.7%	AA/Aa2	-	-
HSBC Bank USA	1,907,000	5.7%	AA-/Aa2	-	-
The Bank of New York	1,730,350	5.1%	AA-/Aa2	-	-
All Others	11,141,733	33.0%		25,862	22,089
Total	$33,728,496	100.0%		$156,573	$41,761

(1) The counterparty rating is the appropriate S&P/Moody’s rating for the counterparty as specified in the International Swaps and Derivative Association Master Agreement.

Of the remaining $11.1 billion notional principal distributed among 26 counterparties that comprise less than 5% of our derivative portfolio, $10.5 billion is distributed among 18 counterparties with S&P ratings ranging from Triple A to Single A. The remaining $0.6 billion notional principal outstanding relates to TBA hedges.

Our board, through the RMP, establishes maximum net unsecured credit exposure amounts per ISDA counterparty. Once the counterparty exceeds the maximum amount, the counterparty must provide collateral for additional exposures over the threshold. These thresholds are based upon the counterparty’s current credit rating, with more stringent requirements applied to lower-rated entities.

RMP Thresholds on Credit Risk Exposure

Moody’s/S&P Rating	Limit

Aaa/AAA	$50 million
Aa1, Aa2, Aa3/AA+, AA, AA-	25 million
A1, A2/A+, A	10 million
A3/A-	5 million
Below A3/A-	0

The following tables summarize key information on derivative counterparties and provide information on a trade date basis as of March 31, 2006, and December 31, 2005, respectively.

Derivative Agreements

Counterparty Ratings

March 31, 2006

($ amounts in thousands)

S&P Rating	Number of Counterparties	Notional Principal	Percentage of Notional Principal	Credit Exposure Before Collateral	Credit Exposure Net of Collateral
AAA	3	$2,668,050	7.9%	$3,019	$3,019
AA+, AA, AA-	16	19,344,784	57.4%	110,409	22,620
A+, A, A-	7	11,064,947	32.8%	40,352	13,329
Total	26	33,077,781	98.1%	153,780	38,968
Others	8	650,715	1.9%	2,793	2,793
Total derivative notional	34	$33,728,496	100.0%	$156,573	$41,761

Derivative Agreements

Counterparty Ratings

December 31, 2005

($ amounts in thousands)

S&P Rating	Number of Counterparties	Notional Principal	Percentage of Notional Principal	Credit Exposure Before Collateral	Credit Exposure Net of Collateral
AAA	2	$1,623,550	4.5%	$-	$-
AA+, AA, AA-	17	22,066,389	61.3%	79,961	15,865
A+, A, A-	7	11,620,550	32.3%	17,097	5,703
Total	26	35,310,489	98.1%	97,058	21,568
Others	7	678,887	1.9%	26	-
Total derivative notional	33	$35,989,376	100.0%	$97,084	$21,568

Based on the current exposure, management does not anticipate any material credit loss on Advances, investments, mortgage loans, or derivatives due to our careful application of underwriting, collateralization standards, and counterparty limits, as described above.

Liquidity Risk Management

The primary objectives of liquidity risk management are to maintain the ability to meet obligations as they come due and to meet the credit needs of our member borrowers in a timely and cost-efficient manner. We routinely monitor the sources of cash available to meet liquidity needs and use various tests and guidelines to control risk.

Daily projections of liquidity requirements are calculated to maintain adequate funding for our operations. Operational liquidity levels are determined assuming sources of cash from both the Federal Home Loan Bank System’s ongoing access to the capital markets and our holding of liquid assets to meet operational requirements in the normal course of business. Contingent liquidity levels are determined based upon the assumption of an inability to readily access the consolidated debt market for a period of five business days. These analyses include projections of cash flows and funding needs, targeted funding terms, and various funding alternatives for achieving those terms. A contingency plan allows us to maintain sufficient liquidity in the event of operational disruptions at our Bank, at the Office of Finance, or in the capital markets.

Operations Risk Management

Operations risk is the risk of unexpected losses attributable to human error, system failures, fraud, unenforceability of contracts, or inadequate internal controls and procedures. Management has implemented extensive policies and procedures to both establish and monitor internal controls, and to monitor transactions and positions. Additionally, insurance coverage has been implemented to mitigate potential losses from an operational risk.

We are prepared to deliver services to customers in normal operating environments as well as in the presence of significant internal or external stresses. Despite the above policies and oversight, some operational risks are beyond our control, and the failure of other parties to adequately address their operational risks could adversely affect us.

Business Risk Management

Business risk is the risk of an adverse impact on profitability resulting from external factors that may occur in both the short and long term. Business risk includes political, strategic, reputation and/or regulatory events that are beyond our control. Our board and management seek to mitigate these risks through long-term strategic planning, and by continually monitoring general economic conditions and the external environment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk that the market value or estimated fair value of our overall portfolio of assets, liabilities, and derivatives will decline as a result of changes in interest rates or financial market volatility, or that net earnings will be significantly reduced by interest rate changes. The goal of market risk management is to preserve our financial strength at all times, including during periods of significant market volatility and across a wide range of possible interest rate changes. We regularly assess our exposure to changes in interest rates using a diverse set of analyses and measures. As appropriate, we may rebalance our portfolio to help attain risk management objectives.

Our general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets and liabilities that, together with their associated hedges, limit our expected interest rate sensitivity consistent with board approved policies. Derivative financial instruments, primarily interest rate exchange agreements, are frequently employed to hedge the interest rate risk and embedded option risk on member Advances, structured debt, and structured agency bonds held as investments.

We have significant investments in MPP loans, MBS, and ABS. The prepayment options embedded in mortgages can result in extensions or contractions in the expected weighted average life of these investments, depending on changes in interest rates. We primarily manage the interest rate and prepayment risk associated with mortgages through debt issuance, which includes both callable and non-callable debt, to achieve cash-flow patterns and liability durations similar to those expected on the mortgage loans. By using call options, lockouts, and maturity sectors, callable debt provides an element of protection for the prepayment risk in the mortgage portfolios. The duration of callable debt, like that of a mortgage, shortens when interest rates decrease and lengthens when interest rates increase.

The prepayment option on an Advance can create interest rate risk. If a member prepays an Advance, we could suffer lower future income if the principal portion of the prepaid Advance were reinvested in lower yielding assets that continue to be funded by higher cost debt. To protect against this risk, a prepayment fee is charged that makes us financially indifferent to a borrower’s decision to prepay an Advance, thereby creating minimal market risk.

Significant resources, both in analytical computer models and highly experienced professional staff, are devoted to assuring that the level of interest rate risk in the balance sheet is accurately measured, thus allowing us to monitor the risk against policy and regulatory limits. We use an asset and liability system to calculate market values under alternative interest rate scenarios. The system analyzes our financial instruments, including derivatives, using broadly accepted algorithms with consistent and appropriate behavioral assumptions, market prices, and current position data. On at least an annual basis, we review the major assumptions and methodologies used in the model, including discounting curves, spreads for discounting, and prepayment assumptions.

Types of Key Market Risks

Market risk can occur in a variety of forms including: yield curve shifts, volatility, basis, and prepayment risk.

•	Yield curve risk reflects the possibility that changes in the level or shape of the yield curve could have asymmetrical effects on our assets and liabilities, potentially creating an adverse effect on our market value of equity and potential earnings. Various methods are employed to measure and evaluate risks from changes in the yield curve.

•	Volatility risk occurs when the changes in volatility of interest rates adversely affect market value. Volatility can be affected by various factors, including the general level of interest rates. Changes in volatility may impact the price of financial positions differently. The volatility risk found in option-embedded mortgage assets can be partially offset through issuing debt with similar call options.

•	Basis risk is the adverse impact of a change in spreads between the rate on an asset and a liability.

•	Prepayment risk arises from the uncertainty about the timing of payments on mortgages. This makes mortgage-based assets particularly sensitive to changes in interest rates. A decline in rates generally results in higher prepayment activity and shortens the duration of mortgage assets. Conversely, rising rates slow prepayment activity, resulting in a lengthening of the assets’ duration. Callable debt, which has an embedded call option owned by our Bank, has an offsetting duration profile to mortgage assets.

Measuring Market Risks

The ability to estimate potential losses that could arise from adverse changes in market conditions is a key element of managing market risk. Each Federal Home Loan Bank utilizes multiple risk measurement methodologies to calculate potential market exposure that, in our case, includes measuring duration, duration gaps, convexity, value at risk, market risk metrics, and changes in market value of equity. Periodically, stress tests are conducted to measure and analyze the effects that extreme movements in the level of interest rates and the slope of the yield curve would have on our risk position.

Duration

Duration is the weighted-average maturity (typically measured in months or years) of an instrument’s cash flows, weighted by the present value of those cash flows. Duration is also a measure of price volatility. Higher duration, whether positive or negative, indicates greater levels of price volatility. Duration of equity, the net sensitivity of the value of the entire portfolio of financial instruments to changes in interest rates, is a measure of the extent, on average, to which asset and liability cash flows are matched.

Duration measurement is a primary tool used to manage our market risk exposure. Since implementing our capital plan, we are no longer required by Finance Board regulations to operate within a specified duration of equity. Our RMP, as adopted by our board, specifies acceptable ranges for duration of equity, and our exposures are measured and managed against these limits.

Our current RMP calls for duration of equity to be maintained within a range of +6 years to –4years under base interest rates. In addition, the duration of equity limit for an instantaneous 200 basis point parallel increase in rates is limited to +7 years. The limit for a negative rate change is calculated under either a 200 basis point instantaneous parallel decrease or, in certain low interest rate environments, at a constrained rate level that produces post-shock Treasury rates no lower than 35 basis points. The effective duration of equity in the negative rate shift is limited to –7 years for a –200 basis point shift. For the constrained down shift, the limit is prorated between –5 and –7 years. The following table summarizes the duration of equity levels for our total position.

Effective Duration of Equity Scenarios
	-100 bps	0 bps	+200 bps

March 31, 2006	5.40 years	5.60 years	3.66 years
December 31, 2005	4.47 years	5.10 years	3.55 years

In the instantaneous parallel rate decrease, the shift is –100 basis points, not –200 basis points. This reflects the relatively low level of interest rates, allowing rates to remain positive.

The duration levels at March 31, 2006, and December 31, 2005, represent a risk profile that is within our policy limitations and reflects the growth of mortgage assets on the balance sheet as well as our risk positioning strategy at that time.

Duration Gap

The duration gap is the difference between the effective duration of total assets and the effective duration of liabilities, adjusted for the effect of derivatives. Duration gap is a measure of the extent to which estimated cash flows for assets and liabilities are matched. A positive duration gap signals an exposure to rising interest rates because it indicates that the duration of assets exceeds the duration of liabilities. A negative duration gap signals an exposure to declining interest rates because the duration of assets is less than the duration of liabilities. The table below provides recent period-end duration gaps.

Duration Gap
March 31, 2006	+2.2 months
December 31, 2005	+2.2 months

Convexity

Convexity measures how fast duration changes as a function of interest rate changes. It is important in estimating the non-linear price-yield behavior exhibited by options or option-embedded instruments which is not fully captured by duration alone. Measurement of convexity is important because of the optionality embedded in the mortgage and callable debt portfolios. The mortgage portfolios demonstrate negative convexity given the prepayment option embedded in the underlying mortgage or in the mortgage-backed security. The negative convexity on the mortgage asset can be mitigated by the negative convexity of underlying callable debt liabilities. Convexity is routinely reviewed by management and used in developing funding and hedging strategies for acquisition of mortgage-based assets. A primary strategy for managing convexity risk arising from our mortgage portfolio is to issue callable debt. At the end of the first quarter of 2006, callable debt related to mortgage assets as a percentage of the net mortgage portfolio equaled 62.0%. At the end of 2005, callable debt related to mortgage assets as a percentage of the net mortgage portfolio equaled 60.3%.

Market Risk-based Capital Requirement

We are subject to the Finance Board’s risk-based capital regulations. This regulatory framework requires the maintenance of sufficient permanent capital to meet the combined credit risk, market risk, and operations risk requirements. Our permanent capital consists of Class B Stock and Retained earnings. The market risk-based capital requirement (“MRBC”) is the sum of two components. The first is the market value of the portfolio at risk from movements in interest rates that could occur during times of market stress. This estimation is accomplished through an internal value at risk-based modeling approach which was approved by the Finance Board before the implementation of our capital plan. The second component is added when the current market value of total capital is less than 85% of the book value of total capital.

MRBC is primarily based upon historical simulation methodology. The estimation incorporates scenarios that reflect interest rate shifts, interest rate volatility, and changes in the shape of the yield curve. These observations are based on historical information from 1978 to the present. In our application, MRBC is defined as the potential dollar loss from adverse market movements, measured over 120 business day time periods, with a 99.0% confidence interval, based on these historical prices and market rates. MRBC estimates as of March 31, 2006, and December 31, 2005, are presented below.

Value at Risk
March 31, 2006	$274 million
December 31, 2005	$228 million

Changes in Market Value of Equity between Base Rates and Shift Scenarios

We measure potential changes in the market value of equity based on the current month-end level of rates versus the market value of equity under large parallel rate shifts. This measurement provides information related to the sensitivity of our interest rate position.

Change in Market Value of Equity from Base Rates

	-100 bps	+200 bps
March 31, 2006	+6.0%	-9.4%
December 31, 2005	+5.7%	-8.6%

Use of Derivative Hedges

We make use of derivatives in hedging our market risk exposures. The primary type of derivative employed is interest rate exchange agreements or swaps. Interest rate swaps increase the flexibility of our funding alternatives by providing specific cash flows or characteristics that might not be as readily available or cost-effective if obtained in the standard debt market. We also use MBS that have not yet been issued, known as TBAs, to temporarily hedge mortgage positions. We do not speculate using derivatives and do not engage in derivatives trading. Our primary hedging activities using interest rate swaps are detailed below.

Hedging Debt Issuance

When CO Bonds are issued, we often use the derivatives market to create funding that is more attractively priced than the funding available in the CO market. To reduce funding costs, we may enter into interest rate exchange agreements concurrently with the issuance of COs. A typical hedge of this type occurs when a CO Bond is issued, while we simultaneously execute a matching interest-rate exchange agreement. The counterparty pays a rate on the swap to us, which is designed to mirror the interest rate we pay on the CO Bond. In this transaction we typically pay a variable interest rate, generally LIBOR, which closely matches the interest payments we receive on short-term or variable-rate Advances or investments. This intermediation between the capital and swap markets permits the acquisition of funds by us at lower all-in costs than would otherwise be available through the issuance of simple fixed- or floating-rate COs in the capital markets.

Hedging Advances

Interest rate swaps are also used to increase the flexibility of Advance offerings by effectively converting the specific cash flows or characteristics that the borrower prefers into cash flows or characteristics that may be more readily or cost effectively funded in the debt markets.

Hedging Investments

Some interest rate exchange agreements are executed to hedge investments, usually agency securities. We enter into an interest rate swap for which the fixed rate paid on the swap is offset by the fixed rate received on the security. The effective result is a LIBOR-based floating rate asset that can then be funded with LIBOR-based floating rate debt. All non-MBS agency securities were sold during 2005, and any related derivatives were terminated.

Other Hedges

On an infrequent basis, we act as an intermediary between certain smaller member institutions and the capital markets by executing interest rate exchange agreements with members.

The volume of derivative hedges is often expressed in terms of notional principal, which is the amount upon which interest payments are calculated. The following table highlights the notional amounts by type of derivative agreement as of March 31, 2006, and December 31, 2005.

Types of Derivative Agreements

By Notional Principal

($ amounts in thousands)

	March 31, 2006	December 31, 2005
Debt swaps
Bullet	$5,899,355	$5,614,355
Callable	6,518,370	7,278,370
Complex	5,685,155	5,805,155

Advances swaps
Bullet	10,597,104	11,978,395
Putable	4,243,900	4,462,400
Complex	3,000	3,000

MBS swaps	38,037	47,374

TBA hedges	743,575	800,327
Total	$33,728,496	$35,989,376

The above table includes interest rate swaps and TBA MBS hedges. Complex swaps include, but are not limited to, step-up and range bonds. The level of different types of derivatives is contingent upon and tends to vary with, balance sheet size, Advances demand, MPP purchase activity, and CO issuance levels. All hedges are recorded at fair value on the Statement of Condition. Statistical measurements of the effectiveness of each interest rate swap hedge are made at least quarterly.

The table below presents derivative instruments by hedged instrument as of March 31, 2006, and December 31, 2005.

Derivative Instruments by Hedged Instrument

Accrued Interest Excluded from the Fair Value

($ amounts in thousands)

	March 31, 2006		December 31, 2005
	Total Notional	Estimated Fair Value	Total Notional	Estimated Fair Value
Advances
Fair value hedges	$14,841,004	$222,023	$16,435,795	$107,504
Economic hedges	3,000	6	8,000	17
Total	14,844,004	222,029	16,443,795	107,521

Investments
Economic hedges	38,037	(23)	47,374	(196)
Total	38,037	(23)	47,374	(196)

MPP loans
Fair value hedges	399,726	2,849	755,715	(4,542)
Economic hedges	172,305	159	22,000	(82)
Economic (stand-alone delivery commitments)	171,544	(230)	22,612	10
Total	743,575	2,778	800,327	(4,614)

COs-Bonds
Fair value hedges	18,052,880	(298,731)	18,407,880	(257,156)
Economic hedges	50,000	(284)	290,000	(771)
Total	18,102,880	(299,015)	18,697,880	(257,927)
Total notional and fair value	$33,728,496	$(74,231)	$35,989,376	$(155,216)

Total derivatives excluding accrued interest		$(74,231)		$(155,216)
Accrued interest, net		92,909		58,867
Net derivative balance		$18,678		$(96,349)

Net derivative asset balance		$156,573		$97,084
Net derivative liability balance		(137,895)		(193,433)
Net derivative balance		$18,678		$(96,349)

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our President - Chief Executive Officer and our Senior Vice President - Chief Financial Officer, has evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2006. Based upon their evaluation, they have determined that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. This determination is a result of the material weakness that management identified during 2005 that led to the restatement of certain financial information related to the accounting for derivatives which were entered into prior to the adoption of SFAS 133, as discussed in our Registration Statement. See “Restatement” in our Registration Statement for a complete discussion of the material weakness determination. Several actions have been taken to address this material weakness as described in “Internal Controls over Financial Reporting” herein. The Bank has not had the opportunity to test these changes, and therefore, our management is currently unable to declare our disclosure controls and procedures effective.

Internal Controls over Financial Reporting

During the quarter ended March 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting, other than our institution of procedures that, in each case, require the development of an accounting policy to be reviewed and approved by certain financial executives of the Bank prior to the execution of any new derivative transaction types that would utilize hedge accounting. We have also held SFAS 133 training for our employees who deal with derivatives and have hired two additional officers to be responsible for our accounting policies. These changes in internal controls over financial reporting are in response to the material weakness identified in 2005, as discussed above, and in our Registration Statement.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes to the Risk Factors that were included in our Registration Statement.

ITEM 6. EXHIBITS

31.1	Certification of the President – Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Senior Vice President – Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the President – Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Senior Vice President – Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 5, 2006.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

By: /s/ MARTIN L. HEGER

Name: Martin L. Heger

Title: President – Chief Executive Officer

By: /s/ MILTON J. MILLER II

Name: Milton J. Miller II

Title: Senior Vice President – Chief Financial Officer