Form 10-Q
period 2006-06-30
Federal Home Loan Bank of Indianapolis
filed 2006-09-29
CIK 1331754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

Commission File Number: 000-51404

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

(Exact name of registrant as specified in its charter)

Federally chartered corporation	35-6001443
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
8250 Woodfield Crossing Boulevard Indianapolis, IN	46240
(Address of principal executive offices)	(Zip code)

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

☒  Yes        ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

☐  Yes        ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of August 31, 2006
Class B Stock, par value $100	20,238,909

Federal Home Loan Bank of Indianapolis

Form 10-Q

As used in this Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “FHLBI,” and the “Bank” refer to the Federal Home Loan Bank of Indianapolis.

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

Federal Home Loan Bank of Indianapolis

Statement of Condition

	June 30, 2006	December 31, 2005
(In thousands, except par value)	(Unaudited)
Assets
Cash and due from banks	$22,146	$37,523
Interest-bearing deposits, members and non-members	1,391,079	914,312
Federal funds sold, members and non-members	7,726,000	4,655,000
Trading security	24,213	43,385
Held-to-maturity securities (a), members and non-members	6,848,536	6,819,879
Advances to members (Note 3)	23,362,716	25,813,862
Mortgage loans held for portfolio (Note 4)	9,949,095	9,540,145
Accrued interest receivable	129,574	119,156
Premises and equipment, net	10,344	10,705
Derivative assets (Note 10)	160,999	97,084
Other assets	40,635	40,870

Total Assets	$49,665,337	$48,091,921

Liabilities and Capital
Interest-bearing deposits (Note 5)	$1,114,880	$799,942

Consolidated obligations, net (Note 6)
Discount Notes	11,407,244	9,366,878
Bonds	34,233,286	34,971,804

Total Consolidated obligations, net	45,640,530	44,338,682

Accrued interest payable	345,612	328,322
Affordable Housing Program	26,832	27,025
Payable to REFCORP	7,359	7,031
Derivative liabilities (Note 10)	132,534	193,433
Mandatorily redeemable capital stock	13,308	43,574
Other liabilities	54,925	50,679

Total Liabilities	47,335,980	45,788,688

Commitments and contingencies (Note 7, 8, 10, and 11)

Capital (Note 7)
Capital Stock-Class B-1 putable ($100 par value) issued and outstanding: 21,733 and 21,564, respectively	2,173,298	2,156,426
Retained earnings	158,266	149,014
Accumulated other comprehensive income (loss)	(2,207)	(2,207)

Total Capital	2,329,357	2,303,233

Total Liabilities and Capital	$49,665,337	$48,091,921

(a) Fair values: $6,598,010 and $6,681,003 at June 30, 2006, and December 31, 2005.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis

Statement of Income

(Unaudited)

	For the Quarter ended June 30,		For the Six Months ended June 30,
(In thousands)	2006	2005	2006	2005
Interest Income
Advances to members	$289,577	$221,246	$562,306	$403,915
Prepayment fees on advances, net	8	443	338	1,099
Interest-bearing deposits, members and non-members	16,318	1,557	25,214	4,791
Federal funds sold, members and non-members	86,997	13,999	138,281	32,912
Trading security	482	1,118	1,093	2,511
Available-for-sale securities, includes interest on investments in other Federal Home Loan Bank consolidated obligations of $0, $2,863, $0 and $5,693	—	11,674	—	24,604
Held-to-maturity securities, members and non-members	76,109	71,477	152,283	136,001
Mortgage loans held for portfolio	129,883	106,176	255,836	210,033
Loans to other Federal Home Loan Banks	7	29	7	65

Total Interest income	599,381	427,719	1,135,358	815,931

Interest Expense
Discount Notes	114,898	67,865	189,121	133,977
Consolidated obligation bonds	417,062	298,749	810,854	555,878
Deposits	14,666	7,362	27,079	12,927
Borrowings from other Federal Home Loan Banks	—	—	7	21
Mandatorily redeemable capital stock	140	348	487	665
Other borrowings	49	—	52	—

Total Interest expense	546,815	374,324	1,027,600	703,468

Net interest income	52,566	53,395	107,758	112,463

Other Income (Loss)
Service fees	349	383	692	750
Net loss on trading security	(276)	(1,150)	(612)	(2,834)
Net realized gain from the sale of available-for-sale securities	—	2,564	—	2,564
Net gain (loss) on derivatives and hedging activities	(2,236)	3,268	(2,884)	6,681
Other, net	453	482	794	851

Total Other income (loss)	(1,710)	5,547	(2,010)	8,012

Other Expense
Salaries and benefits	6,759	5,655	13,774	11,387
Other operating expenses	2,633	2,613	5,343	4,984
Finance Board	451	450	901	899
Office of Finance	381	388	684	723
Other	552	505	1,098	950

Total Other expense	10,776	9,611	21,800	18,943

Income Before Assessments	40,080	49,331	83,948	101,532

Affordable Housing Program	3,287	4,062	6,903	8,356
REFCORP	7,359	9,054	15,409	18,635

Total assessments	10,646	13,116	22,312	26,991

Net Income	$29,434	$36,215	$61,636	$74,541

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis

Statement of Capital

(Unaudited)

	Capital Stock Class B-1 Putable		Retained Earnings	Accumulated Other Comprehensive Income	Total Capital
(In thousands)	Shares	Par Value
Balance, December 31, 2004, as restated	20,169	$2,016,931	$84,995	$41,565	$2,143,491
Proceeds from sale of capital stock	430	42,951			42,951
Repurchase/redemption of capital stock	(157)	(15,697)			(15,697)
Net shares reclassified to mandatorily redeemable capital stock	(38)	(3,805)			(3,805)

Comprehensive income
Net income			74,541		74,541

Other comprehensive income
Net unrealized loss on available-for-sale securities				(24,463)	(24,463)

Total comprehensive income (loss)			74,541	(24,463)	50,078

Mandatorily redeemable capital stock distributions			(34)		(34)
Dividends on capital stock
Cash			(45)		(45)
Stock (4.25%)	427	42,746	(42,746)		—

Balance, June 30, 2005	20,831	$2,083,126	$116,711	$17,102	$2,216,939

	Capital Stock Class B-1 Putable		Retained Earnings	Accumulated Other Comprehensive Income	Total Capital
	Shares	Par Value
Balance, December 31, 2005	21,564	$2,156,426	$149,014	$(2,207)	$2,303,233
Proceeds from sale of capital stock	213	21,327			21,327
Net shares reclassified to mandatorily redeemable capital stock	(44)	(4,455)			(4,455)

Comprehensive income
Net income			61,636	—	61,636

Total comprehensive income			61,636	—	61,636

Mandatorily redeemable capital stock distributions			(28)		(28)
Dividends on capital stock
Cash (4.87%)			(52,356)		(52,356)

Balance, June 30, 2006	21,733	$2,173,298	$158,266	$(2,207)	$2,329,357

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis

Statement of Capital

(Unaudited)

	Capital Stock Class B-1 Putable		Retained Earnings	Accumulated Other Comprehensive Income	Total Capital
(In thousands)	Shares	Par Value
Balance, April 1, 2005	20,441	$2,044,127	$101,809	$31,616	$2,177,552
Proceeds from sale of capital stock	261	26,002			26,002
Repurchase/redemption of capital stock	(78)	(7,768)			(7,768)
Net shares reclassified to mandatorily redeemable capital stock	(5)	(521)			(521)

Comprehensive income
Net income			36,215		36,215

Other comprehensive income
Net unrealized loss on available-for-sale securities				(14,514)	(14,514)

Total comprehensive income (loss)			36,215	(14,514)	21,701

Mandatorily redeemable capital stock distributions			(4)		(4)
Dividends on capital stock
Cash			(23)		(23)
Stock (4.25%)	212	21,286	(21,286)		—

Balance, June 30, 2005	20,831	$2,083,126	$116,711	$17,102	$2,216,939

	Capital Stock Class B-1 Putable		Retained Earnings	Accumulated Other Comprehensive Income	Total Capital
	Shares	Par Value
Balance, April 1, 2006	21,623	$2,162,368	$155,473	$(2,207)	$2,315,634
Proceeds from sale of capital stock	154	15,385			15,385
Net shares reclassified to mandatorily redeemable capital stock	(44)	(4,455)			(4,455)

Comprehensive income
Net income			29,434	—	29,434

Total comprehensive income			29,434	—	29,434

Mandatorily redeemable capital stock distributions			(27)		(27)
Dividends on capital stock
Cash (5.00%)			(26,614)		(26,614)

Balance, June 30, 2006	21,733	$2,173,298	$158,266	$(2,207)	$2,329,357

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis

Statement of Cash Flows

(Unaudited)

	For the Six Months ended June 30,
(In thousands)	2006	2005
Operating Activities
Net income	$61,636	$74,541

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization
Net premiums and discounts on consolidated obligations	15,964	5,897
Net premiums and discounts on investments	(4,751)	(7,301)
Net premiums and discounts on mortgage loans	99	11,935
Concessions on consolidated obligation bonds	3,356	3,429
Fees on derivatives	(2,963)	(3,186)
Net deferred gain on derivatives	(71)	(67)
Premises and equipment	684	744
Other fees and amortization	846	1,466
Non-cash interest on mandatorily redeemable capital stock	—	571
Net realized gain from available-for-sale securities	—	(2,564)
(Gains) losses due to change in net fair value adjustment on derivative and hedging activities	4,799	(34,671)
Net change in:
Trading security	19,172	27,503
Accrued interest receivable	(10,418)	(7,055)
Net derivative assets and liabilities – net accrued interest	(28)	(24,256)
Other assets	(1,524)	3,521
Affordable Housing Program liability and discount on Affordable Housing Program Advances	(193)	861
Accrued interest payable	17,290	38,258
Payable to REFCORP	328	3,049
Increase in other liabilities	4,245	3,099

Total adjustments	46,835	21,233

Net cash provided by operating activities	108,471	95,774

Investing Activities
Net change in:
Interest-bearing deposits, members and non-members	(476,767)	176,420
Federal funds sold, members and non-members	(3,071,000)	242,000
Premises and equipment	(324)	(189)
Held-to-maturity securities:
Proceeds from maturities of held-to-maturity securities, members and non-members	555,479	693,314
Purchases of held-to-maturity securities, members and non-members	(579,385)	(1,131,222)
Available-for-sale securities:
Proceeds from sales of available-for-sale securities, non-members	—	149,178
Proceeds from maturities of available-for-sale securities, non-members	—	136,015
Advances to members:
Principal collected on Advances	42,440,773	23,254,682
Advances made	(40,172,161)	(26,362,207)
Mortgage loans held for portfolio:
Principal collected	563,190	705,545
Mortgage loans purchased	(981,318)	(1,977,773)
Other Federal Home Loan Banks:
Principal collected on loans to other Federal Home Loan Banks	50,000	865,000
Loans to other Federal Home Loan Banks	(50,000)	(865,000)

Net cash used in investing activities	(1,721,513)	(4,114,237)

Federal Home Loan Bank of Indianapolis

Statement of Cash Flows, continued

(Unaudited)

	For the Six Months ended June 30,
(In thousands)	2006	2005
Financing Activities
Net change in:
Deposits	314,938	7,750
Net proceeds from issuance of Consolidated obligations
Discount Notes	407,177,884	376,280,959
Consolidated obligation bonds	2,044,169	6,434,793
Payments for maturing and retiring Consolidated obligations
Discount Notes	(405,155,698)	(375,554,267)
Consolidated obligation bonds	(2,717,850)	(3,218,850)
Other Federal Home Loan Banks:
Borrowings from other Federal Home Loan Banks	50,000	300,000

Maturities of borrowings from other Federal Home Loan Banks	(50,000)	(300,000)
Proceeds from issuance of capital stock	21,327	42,951
Payments for redemption of mandatorily redeemable capital stock	(34,749)	(486)
Payments for repurchase/redemption of capital stock	—	(15,697)
Cash dividends paid	(52,356)	(45)

Net cash provided by financing activities	1,597,665	3,977,108

Net increase (decrease) in cash and cash equivalents	(15,377)	(41,355)

Cash and cash equivalents at beginning of the period	37,523	44,628

Cash and cash equivalents at end of the period	$22,146	$3,273

Supplemental Disclosures
Interest paid	$812,984	$515,355
Affordable Housing Program payments, net	7,096	7,495
REFCORP payments	15,081	15,450

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Notes to Financial Statements - Unaudited

(Dollars in thousands)

Note 1 – Summary of Significant Accounting Policies and Basis of Presentation

The significant accounting policies and the financial condition and results of operation for the Federal Home Loan Bank of Indianapolis as of December 31, 2005, are contained in our Form 10, as amended, filed with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 and effective on April 14, 2006 (“Registration Statement”). The Statement of Condition at December 31, 2005, as presented, was derived from the audited financial statements included in our Registration Statement. The accompanying unaudited financial statements for the quarter and six months ended June 30, 2006, should be read in conjunction with the Registration Statement. In the opinion of our management, the accompanying financial statements contain all adjustments necessary (consisting of only normal recurring adjustments) for a fair statement of the results for the interim quarter and six months ended June 30, 2006, and conform with accounting principles generally accepted in the United States of America (“GAAP”) as they apply to interim financial statements. The results of operations for the quarter and six months ended June 30, 2006, are not necessarily indicative of the results to be expected for any subsequent period or entire year.

The preparation of financial statements requires management to make assumptions and estimates. These assumptions and estimates affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates.

We have included descriptions of significant accounting policies in Note 2 to our 2005 Financial Statements in our Registration Statement. There have been no significant changes to these policies as of June 30, 2006. However, we expanded our hedge effectiveness testing procedures at the end of the first quarter of 2006 to include additional statistical measures.

Certain reclassifications have been made in the prior-year financial statements to conform to current presentation.

Note 2 – Recently Issued Accounting Standards & Interpretations

SFAS 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Bank), and interim periods within those fiscal years, with early adoption permitted. We have not yet determined the impact, if any, that the implementation of SFAS 157 will have on our results of operations or financial condition.

SAB 108

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006 (the year ended December 31, 2006 for the Bank), with early application encouraged.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Notes to Financial Statements - Unaudited

We have not yet determined the effect, if any, that the application of SAB 108 will have on our results of operations or financial condition.

Note 3 — Advances to Members

Redemption Terms.     At June 30, 2006, and December 31, 2005, we had Advances outstanding to members, including Affordable Housing Program (“AHP”) Advances, at interest rates ranging from 2.01% to 8.34% and 1.76% to 8.57%, respectively, as summarized as follows:

	June 30, 2006		December 31, 2005
Year of Maturity	Amount	*WAIR %	Amount	*WAIR %
Due in 1 year or less	$8,488,778	4.43	$9,496,104	3.73
Due after 1 year through 2 years	4,403,858	4.24	4,325,260	3.79
Due after 2 years through 3 years	2,390,228	4.24	4,104,103	3.96
Due after 3 years through 4 years	2,338,193	4.58	1,337,819	4.24
Due after 4 years through 5 years	2,875,481	5.01	2,929,609	4.92
Thereafter	3,141,255	5.01	3,713,504	4.75
Index amortizing Advances	431	7.26	437	7.26

Total par value	23,638,224	4.54	25,906,836	4.09
Discount on AHP Advances	(652)		(717)
SFAS 133 hedging adjustments	(286,024)		(104,250)
Other adjustments	11,168		11,993

Total	$23,362,716		$25,813,862

* Weighted Average Interest Rate

At June 30, 2006, and December 31, 2005, we had no callable Advances, and we had putable Advances outstanding totaling $3,868,900 and $4,464,900, respectively.

Interest Rate Payment Terms.     The following table details interest rate payment terms for Advances at June 30, 2006, and December 31, 2005:

	June 30, 2006	December 31, 2005
Par amount of Advances
Fixed rate	$19,927,514	$20,992,749
Variable rate	3,710,710	4,914,087

Total	$23,638,224	$25,906,836

Prepayment Fees.     The net amount of prepayment fees is reflected as Interest income in the Statement of Income.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Notes to Financial Statements - Unaudited

Note 4 — Mortgage Loans Held for Portfolio

The Mortgage Purchase Program (“MPP”) involves the investment in mortgage loans that are purchased directly from our participating members. The total loans represent held-for-portfolio loans under the MPP whereby our members originate or acquire certain home mortgage loans that are then sold to us. See Note 12 for detailed information on transactions with related parties. The following table presents information on mortgage loans held for portfolio as of June 30, 2006, and December 31, 2005:

	June 30, 2006	December 31, 2005
Real Estate
Fixed-rate medium-term* single-family mortgages	$1,522,315	$1,562,612
Fixed-rate long-term** single-family mortgages	8,386,951	7,925,132
Premiums	70,315	70,831
Discounts	(54,021)	(51,476)
SFAS 133 hedging adjustments	23,535	33,046

Total mortgage loans held for portfolio	$9,949,095	$9,540,145

*Medium-term is defined as a term of 15 years or less.

**Long-term is defined as terms of 20-30 years.

The par value of mortgage loans held for portfolio outstanding at June 30, 2006, and December 31, 2005, was comprised of FHA loans totaling $999,395 and $952,399 and conventional loans totaling $8,909,871 and $8,535,345, respectively.

We had $2 of nonaccrual loans at June 30, 2006, and December 31, 2005, respectively.

The allowance for credit losses was $0 at June 30, 2006, and December 31, 2005. The provision for credit losses was $0 for the quarters and six months ended June 30, 2006, and 2005, respectively.

At June 30, 2006, and December 31, 2005, we had no recorded investments in impaired mortgage loans.

Note 5 — Deposits

The average interest rates paid on average deposits were 4.79% and 2.83% during the quarters ended June 30, 2006, and 2005, respectively, and 4.59% and 2.61% during the six months ended June 30, 2006, and 2005, respectively.

The following table details Interest-bearing deposits as of June 30, 2006, and December 31, 2005:

	June 30, 2006	December 31, 2005
Interest-bearing:
Demand and overnight	$993,652	$722,565
Other deposits	121,228	77,377

Total interest-bearing deposits	$1,114,880	$799,942

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Notes to Financial Statements - Unaudited

Note 6 — Consolidated Obligations

Interest Rate Payment Terms.     The following table details interest rate payment terms for Consolidated Obligation Bonds (“CO Bonds”) at June 30, 2006, and December 31, 2005:

	June 30, 2006	December 31, 2005
Par value of CO Bonds
Fixed rate	$29,117,875	$29,414,725
Step-up	4,708,080	4,978,080
Simple variable rate	130,000	130,000
Fixed that converts to variable	330,075	425,075
Variable that converts to fixed	225,000	225,000
Range	47,000	47,000

Total par value	$34,558,030	$35,219,880

Redemption Terms.     The following is a summary of our participation in CO Bonds outstanding at June 30, 2006, and December 31, 2005, by year of maturity:

	June 30, 2006		December 31, 2005
Year of Maturity	Amount	*WAIR%	Amount	*WAIR%
Due in 1 year or less	$9,575,355	3.56	$7,705,150	3.21
Due after 1 year through 2 years	5,789,300	3.97	6,759,405	3.73
Due after 2 years through 3 years	5,046,580	4.21	5,889,450	3.92
Due after 3 years through 4 years	3,037,145	4.40	3,487,655	4.15
Due after 4 years through 5 years	1,602,450	4.66	2,410,020	4.46
Thereafter	9,507,200	5.16	8,968,200	5.00

Total par value	34,558,030	4.29	35,219,880	4.06
Bond premiums	25,598		30,097
Bond discounts	(36,545)		(28,095)
SFAS 133 hedging adjustments	(313,797)		(250,078)

Total	$34,233,286		$34,971,804

*Weighted Average Interest Rate

Consolidated Discount Notes.     Our participation in Discount Notes, all of which are due within one year, is summarized as follows:

	Book Value	Par Value	Weighted Average Interest Rate
June 30, 2006	$11,407,244	$11,445,516	5.07%
December 31, 2005	9,366,878	9,382,388	3.84%

Note 7 — Capital

Capital Requirements.    We are subject to three capital requirements under our Capital Plan. First, we must maintain at all times permanent capital in an amount at least equal to the sum of our credit risk capital requirement, our market risk capital requirement, and our operations risk capital requirement, calculated in accordance with the rules and regulations of the Federal Housing Finance Board (“Finance Board”). Only “permanent capital,” defined as Retained earnings and Class B Stock (including mandatorily redeemable stock), satisfies the risk-based capital requirement. The Finance Board may require us to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined. In addition, the Gramm-Leach-Bliley Act (“GLB Act”) requires us to maintain at all times at least a 4% total capital-to-asset ratio and at least a 5% leverage ratio, defined as the sum of permanent capital weighted 1.5 times, and non-permanent capital weighted 1.0 times, divided by total assets. The following table shows our

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Notes to Financial Statements - Unaudited

compliance with the aforementioned capital rules and requirements at June 30, 2006, and December 31, 2005:

	June 30, 2006		December 31, 2005
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$551,771	$2,344,872	$484,039	$2,349,014
Total capital-to-asset ratio	4.00%	4.72%	4.00%	4.88%
Total capital	$1,986,613	$2,344,872	$1,923,677	$2,349,014
Leverage ratio	5.00%	7.08%	5.00%	7.33%
Leverage capital	$2,483,267	$3,517,308	$2,404,596	$3,523,520

Note 8 — Employee and Director Retirement and Deferred Compensation Plans

We participate in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra Defined Benefit Plan”), a tax-qualified defined-benefit pension plan, formerly known as the Financial Institutions Retirement Fund. The plan covers substantially all officers and employees. Funding and administrative costs of the Pentegra Defined Benefit Plan included in Other operating expenses were $1,237 and $851 for the quarters ended June 30, 2006, and 2005, respectively, and $2,469 and $1,703 for the six months ended June 30, 2006, and 2005, respectively.

We also participate in the Pentegra Defined Contribution Plan for Financial Institutions, a tax qualified defined-contribution pension plan formerly known as the Financial Institutions Thrift Plan. We contributed $151 and $153 for the quarters ended June 30, 2006, and 2005, respectively, and $333 and $284 for the six months ended June 30, 2006, and 2005, respectively.

We maintain a non-qualified, unfunded deferred compensation plan covering certain officers. The plan’s liability consists of the accumulated compensation deferrals and the accumulated earnings on the deferral. We contributed $125 and $99 for the quarters ended June 30, 2006, and 2005, respectively, and $253 and $188 for the six months ended June 30, 2006, and 2005, respectively; these sums are entirely employee deferrals. Our obligation at June 30, 2006, and December 31, 2005, was $2,857 and $2,531, respectively. Our directors also have a deferred compensation plan available to them. During the quarters ended June 30, 2006, and 2005, our board collectively earned $61 and $62 of compensation, of which $21 and $26, respectively, was deferred. During the six months ended June 30, 2006, and 2005, our board collectively earned $118 and $122 of compensation, of which $43 and $53, respectively was deferred. Our obligation at June 30, 2006, and December 31, 2005, was $1,367 and $1,365, respectively. A rabbi trust has been established to fund the deferred compensation for these officers and directors. Assets in the rabbi trust relating to the deferred compensation plans included as a component of Other assets in the Statement of Condition, were $4,224, and $3,896 at June 30, 2006, and December 31, 2005, respectively.

We also maintain a non-qualified, unfunded supplemental executive retirement plan covering certain officers. In connection with this plan, we recorded net periodic pension expenses of $454 and $177 in the quarters ended June 30, 2006, and 2005, respectively, and $878 and $525 for the six months ended June 30, 2006, and 2005, respectively. The accumulated benefit obligation at June 30, 2006, and December 31, 2005, was $9,883 and $8,868, respectively. A grantor trust has been established to fund the supplemental executive retirement plan. Assets in the grantor trust were $10,780 and $7,326 at June 30, 2006, and December 31, 2005, respectively.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Notes to Financial Statements - Unaudited

The estimated components of the net periodic pension cost for our supplemental executive retirement plan for the quarters and six months ended June 30, 2006, and 2005 were:

	Supplemental Executive Retirement Plan
	For the Quarter ended June 30,		For the Six Months ended June 30,
	2006	2005	2006	2005
Service cost	$160	$133	$320	$266
Interest cost	175	140	350	280
Amortization of unrecognized prior service cost	12	12	24	24
Amortization of unrecognized net loss	172	143	344	286

Net periodic benefit cost	$519	$428	$1,038	$856

The net periodic benefit expense for the year ending December 31, 2006, is expected to be approximately $1,750.

Note 9 — Segment Information

We have identified two primary operating segments based on our method of internal reporting: Traditional Funding, Investments and Deposit Products (“TFIDP”), and MPP. The products and services presented reflect the manner in which financial information is evaluated by our chief operating decision maker, our President. We measure the performance of each segment based upon the net interest spread of the underlying portfolio(s). For this reason, we have presented each segment on a net interest income basis. Direct other income and expense items have been allocated to each segment based upon actual results. MPP includes the direct earnings effects of SFAS 133 as well as direct salary and other expenses (including an allocation for indirect overhead) associated with operating the MPP and volume-driven costs associated with master servicing and quality control fees. Direct other income/expense related to TFIDP includes the direct earnings of SFAS 133 related to Advances and investment products as well as all other income and expense not associated with MPP. The assessments related to AHP and Resolution Funding Corporation (“REFCORP”) have been allocated to each segment based upon each segment’s proportionate share of total income before assessments.

We have not symmetrically allocated assets to each segment based upon financial results as it is impracticable to measure the performance of our segments from a total assets perspective. As a result, there is asymmetrical information presented in the tables below including, among other items, the allocation of depreciation without an allocation of the depreciable assets, the SFAS 133 earnings adjustments with no corresponding allocation to derivative assets, if any, and the recording of interest income with no allocation to accrued interest receivable. Total assets reported for MPP include only the mortgage loans outstanding, net of premiums, discounts and SFAS 133 basis adjustments. Total assets reported for TFIDP include all of our other assets.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Notes to Financial Statements - Unaudited

The following table sets forth our financial performance by operating segment for the quarter and six months ended June 30, 2006, and the quarter and six months ended June 30, 2005:

	For the Quarter ended June 30, 2006			For the Six Months ended June 30, 2006
	TFIDP	MPP	Total	TFIDP	MPP	Total
June 30, 2006
Net interest income	$39,690	$12,876	$52,566	$79,584	$28,174	$107,758
Other income (loss)	(1,497)	(213)	(1,710)	(1,285)	(725)	(2,010)
Other expenses	9,826	950	10,776	19,838	1,962	21,800

Income before assessments	28,367	11,713	40,080	58,461	25,487	83,948

AHP	2,331	956	3,287	4,823	2,080	6,903
REFCORP	5,208	2,151	7,359	10,728	4,681	15,409

Total assessments	7,539	3,107	10,646	15,551	6,761	22,312

Net income	$20,828	$8,606	$29,434	$42,910	$18,726	$61,636

	For the Quarter ended June 30, 2005			For the Six Months ended June 30, 2005
	TFIDP	MPP	Total	TFIDP	MPP	Total
June 30, 2005
Net interest income	$43,118	$10,277	$53,395	$82,432	$30,031	$112,463
Other income (loss)	6,747	(1,200)	5,547	11,034	(3,022)	8,012
Other expenses	8,625	986	9,611	16,969	1,974	18,943

Income before assessments	41,240	8,091	49,331	76,497	25,035	101,532

AHP	3,402	660	4,062	6,313	2,043	8,356
REFCORP	7,568	1,486	9,054	14,037	4,598	18,635

Total assessments	10,970	2,146	13,116	20,350	6,641	26,991

Net income	$30,270	$5,945	$36,215	$56,147	$18,394	$74,541

The following table presents assets by operating segment at June 30, 2006, and December 31, 2005:

Total Assets	TFIDP	MPP	Total
June 30, 2006	$39,716,242	$9,949,095	$49,665,337
December 31, 2005	38,551,776	9,540,145	48,091,921

Note 10—Derivative and Hedging Activities

For the quarters and six months ended June 30, 2006, and 2005, we recorded a Net gain (loss) on derivatives and hedging activities in Other income (loss) as follows:

	For the Quarter ended June 30,		For the Six Months ended June 30,
Net Gain (Loss) on Derivatives and Hedging Activities	2006	2005	2006	2005
Gains (losses) related to fair value hedge ineffectiveness	$(1,295)	$(1,817)	$(873)	$(2,189)
Gains (losses) on economic hedges	(941)	5,085	(2,011)	8,870

Net gain (loss) on derivatives and hedging activities	$(2,236)	$3,268	$(2,884)	$6,681

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Notes to Financial Statements - Unaudited

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding at June 30, 2006, and December 31, 2005:

	June 30, 2006		December 31, 2005
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Interest rate swaps
Fair value hedges	$32,257,434	$(30,700)	$34,843,675	$(149,652)
Economic hedges	79,345	(545)	345,374	(950)
Interest rate futures/forwards
Fair value hedges	116,390	700	755,715	(4,542)
Economic hedges	44,075	22	22,000	(82)
Mortgage delivery commitments
Economic hedges	57,819	92	22,612	10

Total	$32,555,063	$(30,431)	$35,989,376	$(155,216)

Total derivatives excluding accrued interest		$(30,431)		$(155,216)
Accrued interest		58,896		58,867

Net derivative balances		$28,465		$(96,349)

Net derivative asset balances		$160,999		$97,084
Net derivative liability balances		(132,534)		(193,433)

Net derivative balances		$28,465		$(96,349)

Note 11 — Commitments and Contingencies

The Federal Home Loan Banks have joint and several liability for all the COs issued on behalf of any of them. Accordingly, should one or more of the Federal Home Loan Banks be unable to repay its participation in the COs, each of the Federal Home Loan Banks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Board. No Federal Home Loan Bank has ever been required to assume or pay the Consolidated Obligation of another Federal Home Loan Bank.

We considered the guidance under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), and determined it was not necessary to recognize the fair value of our joint and several liability for all of the COs. The joint and several obligations are mandated by Finance Board regulations and are not the result of arms-length transactions among the Federal Home Loan Banks. The Federal Home Loan Banks have no control over the amount of the guaranty or the determination of how each Federal Home Loan Bank would perform under the joint and several liability because the Federal Home Loan Banks are subject to the authority of the Finance Board as it relates to decisions involving the allocation of the joint and several liability for each of the measurement provisions of FIN 45. Accordingly, we do not recognize a liability for our joint and several obligation related to COs issued for the benefit of other Federal Home Loan Banks at June 30, 2006, and December 31, 2005. The par amounts of the Federal Home Loan Banks’ outstanding COs, including COs held by other Federal Home Loan Banks, were approximately $958,569,973 and $937,459,530 at June 30, 2006, and December 31, 2005, respectively.

Commitments that legally bind and unconditionally obligate us for additional Advances totaled approximately $78,824 and $57,175 at June 30, 2006, and December 31, 2005, respectively. Commitments generally are for periods up to 12 months. Based on management’s credit analyses and collateral requirements, we do not deem it necessary to record any additional liability on these commitments. Commitments are fully collateralized at the time of issuance.

We execute standby letters of credit for members for a fee. A standby letter of credit is a short-term financing arrangement between the Bank and our member. If we are required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. Outstanding

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Notes to Financial Statements - Unaudited

standby letters of credit were approximately $312,203 and $301,928 at June 30, 2006, and December 31, 2005, respectively. The value of the guarantees related to standby letters of credit entered into after 2002 are recorded in Other liabilities and amount to $2,479 and $2,310 at June 30, 2006, and December 31, 2005, respectively. Based on management’s credit analyses and collateral requirements, we do not deem it necessary to record any additional liability on these commitments. Commitments are fully collateralized at the time of issuance.

For managing the inherent credit risk in MPP, participating members pay us credit enhancement fees in order to fund the lender risk account (“LRA”) and pay supplemental mortgage insurance (“SMI”). If a credit loss occurs, the accumulated LRA is used to cover the credit loss in excess of equity and primary mortgage insurance. Funds not used are returned to the member over time. SMI provides additional coverage over and above losses covered by the LRA. The LRA is an indicator of the potential expected losses for which we are liable. The LRA amounted to $15,754 and $13,349 at June 30, 2006, and December 31, 2005, respectively. Coverage for any additional probable losses can be provided through an allowance for credit losses. No allowance for credit losses is considered necessary at June 30, 2006, or December 31, 2005.

Commitments that unconditionally obligate us to fund/purchase mortgage loans totaled $57,819 and $22,612 at June 30, 2006, and December 31, 2005, respectively. Commitments are generally for periods not to exceed 91 days. In accordance with SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”), such commitments entered into after June 30, 2003, were recorded as derivatives at their fair value.

When executing derivative agreements with major banks and broker-dealers, we generally enter into bilateral collateral agreements. We have pledged, as collateral, cash totaling $0 and $3,235 at June 30, 2006, and December 31, 2005, respectively. These amounts are included in Interest-bearing deposits on the Statement of Condition.

We entered into $124,000 par value of CO Bonds and $33,151 par value of Discount Notes that had traded but not settled as of June 30, 2006.

We are subject to legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on our financial condition or results of operations.

Notes 7, 8, and 10 discuss other commitments and contingencies.

Note 12 – Transactions with Shareholders

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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Notes to Financial Statements - Unaudited

Transactions with Directors’ Financial Institutions.     We provide, in the ordinary course of business, products and services to members whose officers or directors may serve on our Board of Directors (“Directors’ Financial Institutions”). Finance Board regulations require that transactions with Directors’ Financial Institutions be made on the same terms as those with any other member. As of June 30, 2006, and December 31, 2005, we had Advances and capital stock outstanding (including mandatorily redeemable capital stock) to Directors’ Financial Institutions as follows:

	Advances ($ at par)	% of Advances outstanding	Capital Stock ($ at par)	% of capital stock outstanding
June 30, 2006	$1,322,486	5.6%	$107,170	4.9%
December 31, 2005	$1,822,589	7.0%	$164,952	7.5%

During 2006 and 2005, we acquired mortgage loans that were originated by Directors’ Financial Institutions as follows:

	For the Quarter ended June 30,		For the Six Months ended June 30,
	2006	2005	2006	2005
Mortgage Loans originated by Directors’ Financial Institutions	$96,823	$109,207	$333,022	$336,448

Potential Acquisition of Members and Affiliates.     During the first quarter of 2006, it was announced that one of our members is the subject of a planned acquisition. The member’s parent is also the subject of a planned acquisition in a separate transaction. Once, and if, these transactions are finalized, we will be unable to transact new Advances or purchase mortgages from the successor institutions, unless, in each case, a member bank’s charter remains in our Bank’s District of Indiana or Michigan. Additionally, we would be required to repurchase all of our capital stock that is owned by those institutions no later than five years from the date of notification of termination of their charters in our district.

Note 13 – Subsequent Event

On July 24, 2006, one of our members with multi state operations submitted notice of its intention to eliminate its charter in our district. As a result, we will no longer be permitted to transact new Advances or purchase mortgages from this institution, and we will be required to repurchase all of our capital stock that is owned by that institution no later than five years from the date of notification of termination of its charter in our district. The following is a summary of balances that this member maintained as of June 30, 2006:

	June 30, 2006
	$ amount	% of total
Advances	$978,871	4.1%
Mortgage loans	1,101,261	11.1%
Capital stock (including mandatorily redeemable capital stock)	111,102	5.1%

On September 19, 2006, one of our members sold the loan origination platform and related headquarters operations of its subsidiary to another company outside our district. We have been purchasing mortgage loans from our member that were originated by its subsidiary. Although we can no longer purchase mortgage loans originated by that subsidiary, our current mortgage loans originated by that subsidiary of $3,089,601 will remain outstanding until maturity or prepayment. Further, we expect to continue to make Advances to our member, or purchase mortgage loans from them that are originated by our member or another affiliate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-looking Statements

Statements in this quarterly report on Form 10-Q, including statements describing the objectives, projections, estimates or future predictions of the Bank may be “forward-looking statements.” These statements may use forward-looking terminology, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “expects,” “will,” or their negatives or other variations on these terms. We caution that, by their nature, forward-looking statements involve risk or uncertainty and that actual results either could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

•	economic and market conditions
•	demand for our Advances resulting from changes in our members’ deposit flows and credit demands
•	demand for purchases of mortgage loans resulting from, among other things, changes in the general level of housing activity in the U.S., the level of refinancing activity and consumer product preferences
•	changes in asset prepayment patterns
•	changes in or differing interpretations of GAAP
•	negative adjustments in Federal Home Loan Bank System credit agency ratings that could adversely impact the marketability of our COs, products, or services
•	changes in our ability to raise capital market funding
•	volatility of market prices, rates, and indices that could affect the value of collateral we hold as security for the obligations of our members and counterparties
•	political events, including legislative, regulatory, or other developments, and judicial rulings that affect us, our members, counterparties, and/or investors in the COs of the 12 Federal Home Loan Banks
•	competitive forces, including without limitation other sources of funding available to our members, other entities borrowing funds in the capital markets, and the ability to attract and retain skilled individuals
•	ability to develop and support technology and information systems, including the Internet, sufficient to effectively manage the risks of our business
•	changes in investor demand for COs and the terms of interest rate exchange agreements and similar agreements
•	membership losses and concentration of business in a small group of members
•	timing and volume of market activity
•	ability to introduce new products and services and successfully manage the risks associated with those products and services, including new types of collateral securing Advances and securitizations
•	risk of loss arising from litigation filed against one or more of the Federal Home Loan Banks
•	risk of loss arising from natural disasters or acts of terrorism
•	risk of loss should one or more of the Federal Home Loan Banks be unable to repay its participation in the COs
•	inflation or deflation
•	costs associated with compliance with the Sarbanes-Oxley Act of 2002 and other SEC reporting requirements, such as the Securities Exchange Act of 1934.

Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make through reports filed with the SEC in the future, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and related footnotes contained in this Form 10-Q and our Registration Statement.

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

Our profitability is primarily determined by the interest rate spread between the amount earned on our assets and the amount paid on our share of the COs. We use funding and hedging strategies to mitigate risk. Another important component of our profitability is the earnings on our capital balances. For this component, generally higher rates will tend to generate higher levels of earnings.

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

Highlights of Our Operating Results for the Quarter and Six Months Ended June 30, 2006

Total assets were $49.7 billion at June 30, 2006, an increase of $1.6 billion compared to $48.1 billion at December 31, 2005. This increase was primarily due to increases in federal funds sold, interest-bearing deposits and mortgages outstanding under the MPP that were partially offset by a decrease in Advances.

Net Income was $29.4 million for the second quarter of 2006, a decrease of $6.8 million or 18.7%, compared to $36.2 million for the same period in 2005. The decrease was primarily due to a decrease in Other income of $7.3 million that resulted from a decrease in the Net gain (loss) on derivatives and hedging activities due to the impact of economic hedge relationships that were utilized in 2005 but terminated prior to 2006 of $5.5 million, and a decrease in the Net realized gain from the sale of available-for-sale securities of $2.6 million. A more detailed discussion of these changes in Net Income can be found in “Results of Operations for the Quarters Ended June 30, 2006 and 2005” herein.

Net Income was $61.6 million for the first six months of 2006, a decrease of $12.9 million or 17.3%, compared to $74.5 million for the same period in 2005. The decrease was primarily due to a decrease in Other income of $10.0 million that primarily resulted from a decrease in the Net gain (loss) on derivatives and hedging activities due to the impact of economic hedge relationships that were utilized in 2005 but terminated prior to 2006. A more detailed discussion of these changes in Net income can be found in “Results of Operations for the Six Months Ended June 30, 2006 and 2005” herein.

On July 14, 2006, we declared a cash dividend on our Class B-1 stock of 4.50% (annualized) and Class B-2 stock of 3.60% (annualized) based on our results for the second quarter of 2006. During the first six months of 2006, Retained earnings increased by approximately $9.3 million compared to December 31, 2005, bringing our level of Retained earnings to $158.3 million.

On July 24, 2006, National City Corporation completed the consolidation of its subsidiary banks under a single national bank charter outside our district, thereby terminating their membership in our Bank. Therefore, we can no longer make Advances to them or purchase mortgages from them. However, outstanding Advances and mortgage loans will remain outstanding until maturity or prepayment. At June 30, 2006, we held $978.9 million par value of Advances to the subsidiaries formerly in our district, which represented 4.1% of our total Advances, at par, and we had $1.1 billion of mortgage loans purchased from them, which represented 11.1% of our total mortgage loans. In addition, we are required to repurchase any outstanding capital stock owned by National City Corporation no later than five years after the date of notification of the termination of their charter in our district. At June 30, 2006, they had $111.1 million of capital stock outstanding, or 5.1% of our total regulatory capital which includes Capital stock and mandatorily redeemable capital stock.

On September 19, 2006, our member, Irwin Union Bank and Trust Company (“IUBT”), sold the loan origination platform and related headquarters operations of its subsidiary, Irwin Mortgage Corporation (“IMC”), to Freedom Mortgage Corporation. We have been purchasing mortgage loans from IUBT that were originated by IMC. Although we can no longer purchase mortgage loans originated by IMC, our current mortgage loans from IUBT of $3.1 billion will remain outstanding until maturity or prepayment. Further, we expect to continue to make Advances to IUBT, or purchase mortgage loans from them that are originated by IUBT or another affiliate.

Notwithstanding the loss of the ability to purchase loans from National City Corporation and the reduction of mortgages available for sale from IUBT due to the sale of IMC, we anticipate that we will be capable of meeting our MPP purchase goals for 2006.

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

We have identified four accounting policies that we believe are critical because they require our management to make subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies are

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

A discussion of these critical accounting policies and estimates can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section under the caption “Critical Accounting Policies and Estimates” of our Registration Statement.

At the end of the first quarter of 2006, we expanded our hedge effectiveness testing procedures to include additional statistical measures. We previously disclosed in the Critical Accounting Policies and Estimates section of Item II. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS of our quarterly report on Form 10-Q for the quarter ended March 31, 2006, that we were in the process of discussing with the SEC the sufficiency of our historical methods used to statistically measure hedge effectiveness prior to 2006 in significant portions of our derivatives portfolio. We have completed our discussions with the SEC and have determined that we do not need to restate our historical financial statements.

Results of Operations for the Quarters Ended June 30, 2006 and 2005

The following table presents a summary of certain financial information as of and for the periods indicated:

	Financial Highlights ($ amounts in thousands) As of and for the Quarter ended,
	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005
Selected Statement of Condition Items at Period End

Total assets	$49,665,337	$48,505,677	$48,091,921	$47,226,939	$48,225,865
Advances	23,362,716	22,734,398	25,813,862	28,276,980	28,212,952
Mortgage loans held for portfolio, net	9,949,095	9,866,710	9,540,145	8,829,890	9,035,774
Held-to-maturity securities	6,848,536	6,781,905	6,819,879	6,645,445	6,514,219
Federal funds sold	7,726,000	7,576,000	4,655,000	2,824,000	3,038,000
COs
Discount Notes	11,407,244	9,347,654	9,366,878	8,377,270	11,367,324
CO Bonds (1)	34,233,286	34,721,755	34,971,804	34,701,345	33,017,297
Capital Stock, Class B-1 putable	2,173,298	2,162,368	2,156,426	2,141,461	2,083,126
Retained earnings	158,266	155,473	149,014	142,158	116,711
Total capital	2,329,357	2,315,634	2,303,233	2,281,417	2,216,939

Quarterly Operating Results
Net interest income.	52,566	55,192	55,397	55,856	53,395
Other income (loss)	(1,710)	(300)	(3,656)	20,598	5,547
Other expense	10,776	11,024	11,717	10,153	9,611
Assessments	10,646	11,666	10,656	17,625	13,116
Net income	29,434	32,202	29,368	48,676	36,215

Other Data
Return on average equity	5.09%	5.66%	5.08%	8.62%	6.60%
Return on average assets	0.24%	0.28%	0.25%	0.41%	0.32%
Weighted average dividend rate, Class B-1 stock	5.00%	4.75%	4.25%	4.50%	4.25%
Total capital ratio (at period end)	4.69%	4.77%	4.78%	4.83%	4.60%
Duration gap (in months)	1.8	2.2	2.2	1.8	1.6

(1) The par amount of the outstanding COs for all 12 Federal Home Loan Banks was as follows ($ amounts in thousands):

June 30, 2006	$958,569,973
March 31, 2006	935,827,908
December 31, 2005	937,459,530
September 30, 2005	920,370,863
June 30, 2005	908,304,579

The following table presents average balances, interest, and average rates of major earning asset categories and the sources funding those earning assets for the quarters ended June 30, 2006 and 2005:

	Average Balances, Interest and Average Rates ($ amounts in thousands) Quarter ended June 30,
	2006			2005
	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate
Assets
Interest-bearing deposits	$1,332,430	$16,318	4.91%	$221,467	$1,557	2.82%
Federal funds sold	7,080,714	86,997	4.93%	1,895,637	13,999	2.96%
Trading security (1)	29,226	482	6.61%	69,410	1,118	6.46%

Available-for-sale securities (2)	—	—	—	1,015,447	11,674	4.61%
Held-to-maturity securities	6,816,374	76,109	4.48%	6,342,610	71,477	4.52%
Advances (2)	22,875,035	289,585	5.08%	26,573,975	221,689	3.35%
Mortgage loans held for portfolio	9,941,997	129,883	5.24%	9,033,466	106,176	4.71%
Loans to other Federal Home Loan Banks	549	7	5.11%	3,736	29	3.11%

Total Interest-earning assets	48,076,325	599,381	5.00%	45,155,748	427,719	3.80%
Other assets	441,571			330,823

Total assets	$48,517,896			$45,486,571

Liabilities and Capital
Interest-bearing deposits	$1,228,982	14,666	4.79%	$1,044,069	7,362	2.83%
Other borrowings	3,973	49	4.95%	—	—	—
Discount Notes	9,448,301	114,898	4.88%	9,259,412	67,865	2.94%
CO Bonds, net (2)	34,741,581	417,062	4.82%	32,111,520	298,749	3.73%
Mandatorily redeemable capital stock	11,140	140	5.04%	33,809	348	4.13%

Total interest-bearing liabilities	45,433,977	546,815	4.83%	42,448,810	374,324	3.54%
Other liabilities	763,286			836,661
Total capital	2,320,633			2,201,100

Total liabilities and capital	$48,517,896			$45,486,571

Net interest income and net spread on interest-earning assets less interest-bearing liabilities		$52,566	0.17%		$53,395	0.26%

Net interest margin	0.44%			0.47%

Average interest-earning assets to interest-bearing liabilities	1.06			1.06

(1) Interest income and average rates exclude the effect of associated interest rate exchange agreements as the net interest expense associated with such agreements is recorded in Other income (loss) in the Statement of Income. Including the effects of these interest rate exchange agreements, the average rate on the trading security was 5.17% and 3.21% for the quarters ended June 30, 2006, and June 30, 2005, respectively.

(2) Interest income/expense and average rates include the effect of associated interest rate exchange agreements to the extent such agreements qualify for SFAS 133 fair value hedge accounting. Net settlements on interest rate exchange agreements on economically hedged available-for-sale securities are included in Net gain(loss) on derivatives and hedging activities and total $0 and $(4.7) million for the quarters ended June 30, 2006, and 2005, respectively.

The following table presents average balances, interest, and average rates of major earning asset categories and the sources funding those earning assets for the six months ended June 30, 2006 and 2005:

	Average Balances, Interest and Average Rates ($ amounts in thousands) Six Months ended June 30,
	2006			2005
	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate
Assets
Interest-bearing deposits	$1,075,328	$25,214	4.73%	$373,764	$4,791	2.58%
Federal funds sold	5,871,481	138,281	4.75%	2,479,508	32,912	2.68%
Trading security (1)	33,031	1,093	6.67%	76,789	2,511	6.59%

Available-for-sale securities (2)	—	—	—	1,075,046	24,604	4.62%
Held-to-maturity securities	6,818,906	152,283	4.50%	6,244,088	136,001	4.39%
Advances (2)	23,286,505	562,644	4.87%	26,037,663	405,014	3.14%
Mortgage loans held for portfolio	9,809,017	255,836	5.26%	8,606,481	210,033	4.92%
Loans to other Federal Home Loan Banks	276	7	5.11%	4,779	65	2.74%

Total Interest-earning assets	46,894,544	1,135,358	4.88%	44,898,118	815,931	3.66%
Other assets	417,229			313,019

Total assets	$47,311,773			$45,211,137

Liabilities and Capital
Interest-bearing deposits	$1,190,914	27,079	4.59%	$999,546	12,927	2.61%
Other borrowings	2,412	59	4.93%	1,657	21	2.56%
Discount Notes	8,154,894	189,121	4.68%	10,109,255	133,977	2.67%
CO Bonds, net (2)	34,884,039	810,854	4.69%	31,026,348	555,878	3.61%
Mandatorily redeemable capital stock	19,779	487	4.97%	32,448	665	4.13%

Total interest-bearing liabilities	44,252,038	1,027,600	4.68%	42,169,254	703,468	3.36%
Other liabilities	746,527			858,851
Total capital	2,313,208			2,183,032

Total liabilities and capital	$47,311,773			$45,211,137

Net interest income and net spread on interest-earning assets less interest-bearing liabilities		$107,758	0.20%		$112,463	0.30%

Net interest margin	0.46%			0.51%

Average interest-earning assets to interest-bearing liabilities	1.06			1.06

(1) Interest income and average rates exclude the effect of associated interest rate exchange agreements as the net interest expense associated with such agreements is recorded in Other income (loss) in the Statement of Income. Including the effects of these interest rate exchange agreements, the average rate on the trading security was 4.95% and 2.98% for the six months ended June 30, 2006, and June 30, 2005, respectively.

(2) Interest income/expense and average rates include the effect of associated interest rate exchange agreements to the extent such agreements qualify for SFAS 133 fair value hedge accounting. Net settlements on interest rate exchange agreements on economically hedged available-for-sale securities are included in Net gain(loss) on derivatives and hedging activities and total $0 and $(11.6) million for the six months ended June 30, 2006, and 2005, respectively.

Results of Operations for the Quarters Ended June 30, 2006 and 2005

Net Income

Net Income totaled $29.4 million for the second quarter of 2006, a decrease of 18.7%, compared to $36.2 million for the second quarter of 2005. The following factors contributed to this decrease in Net income:

•	Net interest income decreased by $0.8 million for second quarter of 2006, compared to the same period in 2005. The factors impacting Net interest income are addressed separately below under “Net Interest Income.”
•	Other income (loss) decreased by $7.3 million for second quarter of 2006, compared to the same period in 2005. In the second quarter of 2005, we had more derivatives that were in economic hedge relationships. The $5.5 million decrease in the Net gain (loss) on derivatives and hedging activities was primarily the result of the one-sided mark on the derivatives in these hedge relationships. Additionally, in the second quarter of 2005, we sold $149.3 million par value of available for sale securities at a Realized gain of $2.6 million, partially offset by a $0.9 million decrease in Net loss on trading security for the second quarter of 2006.
•	Other expenses increased by $1.2 million for the second quarter 2006, compared to the same period in 2005, mainly due to increased salary and benefit expenses.

These factors were partially offset by the decrease of $2.5 million in assessments for AHP and REFCORP for the second quarter of 2006, consistent with the lower level of Income Before Assessments.

Net Interest Income

Net interest income was $52.6 million for the second quarter 2006, a decrease of $0.8 million compared to $53.4 million for the same period in 2005. The following factors impacted Net interest income:

•	Our average cost of funds increased by 129 basis points for the second quarter of 2006 compared to the second quarter of 2005, from 3.54% to 4.83%. Since we earn interest on the investment of capital, Net interest income is positively impacted as interest rates rise, and we earn a higher return on our net equity. The imputed increase in Net interest income due to this effect was approximately $7.1 million.
•	The spread between the yield on earning assets and liabilities decreased to 0.17% for the second quarter of 2006 compared to 0.26% for the second quarter of 2005, primarily due to the flattening yield curve, increased use of term debt and higher costing liabilities relative to the rate on earning assets. The spread for the second quarter of 2005 was also high relative to the second quarter of 2006 because of the effect of accounting for AFS investments. In accordance with SFAS 133, the corresponding interest rate swaps that economically offset the AFS investments did not qualify for hedge accounting and the associated interest rate swap income and expense were recorded in Other income (loss). All of the AFS investments were sold and their corresponding interest rate swaps were terminated in 2005. The imputed decrease in Net interest income due to the decreased spread was approximately $10.2 million. This was partially offset by the growth in our assets that resulted in an increase of approximately $2.0 million.

Results of Operations for the Six Months Ended June 30, 2006 and 2005

Net Income

Net Income totaled $61.6 million for the six months ended June 30, 2006, a decrease of 17.3 percent from $74.5 million for the six months ended June 30, 2005. The following factors contributed to this decrease in Net income:

•	Net interest income decreased by $4.7 million for the six months ended June 30, 2006, compared to the same period in 2005. The factors impacting Net interest income are addressed separately below under “Net Interest Income.”
•	Other income (loss) decreased $10.0 million for the six months ended June 30, 2006, compared to the same period in 2005. In the six months ended June 30, 2005, we had more derivatives that were in economic hedge relationships. The one-sided mark of the derivatives in these hedge relationships is the primary driver of the $9.6 million decrease in the Net gain (loss) on derivatives and hedging activities. Additionally, in the six months ended June 30, 2005, we sold $149.3 million par of available for sale securities at a Realized gain of $2.6 million, partially offset by a $2.2 million decrease in Net loss on trading security for the six months ended June 30, 2006.
•	Other expenses increased by $2.9 million for the six months ended June 30, 2006, compared to the same period in 2005, mainly due to increased salary and benefit expenses.

These factors were partially offset by the decrease of $4.7 million in assessments for AHP and REFCORP for six months ended June 30, 2006, consistent with the lower level of Income Before Assessments.

Net Interest Income

Net interest income was $107.8 million for the six months ended June 30, 2006, a decrease of $4.7 million from $112.5 million for the same period in 2005. The following factors impacted Net interest income:

•	Our average cost of funds increased by 132 basis points for the six months ended June 30, 2006, compared to the same period in 2005, from 3.36% to 4.68%. Since we earn interest on the investment of capital, Net interest income is positively impacted as interest rates rise, and we earn a higher return on our net equity. The imputed increase in Net interest income due to this effect was approximately $14.3 million.
•	The spread between the yield on earning assets and liabilities decreased to 0.20% for the six months ended June 30, 2006, compared to 0.30% for the same period in 2005, primarily due to the flattening yield curve, increased use of term debt and higher costing liabilities relative to the rate on earning assets. The spread for the six months ended June 30, 2005 was also high relative to the six months ended June 30, 2006 because of the effect of accounting for AFS investments. In accordance with SFAS 133, the corresponding interest rate swaps that economically offset the AFS investments did not qualify for hedge accounting and the associated interest rate swap income and expense were recorded in Other income (loss). All of the AFS investments were sold and their corresponding interest rate swaps were terminated in 2005. The imputed decrease in Net interest income due to the decreased spread was approximately $22.4 million. This was partially offset by the growth in our assets that resulted in an increase of approximately $3.1 million.

Changes in both volume and interest rates influence changes in Net interest income and net interest margin. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes have been allocated to the volume and rate categories based upon the proportion of the volume and rate changes. The following table summarizes changes in interest income and interest expense between the quarters and six months ended June 30, 2006, and 2005:

Rate and Volume Analysis

($ amounts in thousands)

	For the Quarter ended, June 30, 2006 over 2005			For the Six Months ended, June 30, 2006 over 2005
	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in interest income
Advances	$(34,243)	$102,139	$67,896	$(46,591)	$204,221	$157,630
Interest-bearing deposits	12,859	1,902	14,761	14,165	6,258	20,423
Federal funds sold	58,743	14,255	72,998	67,285	38,084	105,369
Trading security	(662)	26	(636)	(1,448)	30	(1,418)
Available-for-sale securities	(11,674)	—	(11,674)	(24,604)	—	(24,604)
Held-to-maturity securities	5,295	(663)	4,632	12,769	3,513	16,282
Mortgage loans held for portfolio	11,243	12,464	23,707	30,699	15,104	45,803
Loans to other Federal Home Loan Banks	(34)	12	(22)	(89)	31	(58)

Total	41,527	130,135	171,662	52,186	267,241	319,427

Increase (decrease) in interest expense
Discount Notes	1,412	45,621	47,033	(29,882)	85,026	55,144
CO Bonds	26,032	92,281	118,313	75,176	179,800	254,976
Deposits	1,488	5,816	7,304	2,853	11,299	14,152
Mandatorily redeemable capital stock	(272)	64	(208)	(294)	116	(178)
Other borrowings	49	—	49	12	26	38

Total	28,709	143,782	172,491	47,865	276,267	324,132

Increase (decrease) in Net interest income	$12,818	$(13,647)	$(829)	$4,321	$(9,026)	$(4,705)

Earnings Analysis

The following table presents changes in the components of our earnings for the quarters and six months ended June 30, 2006, and June 30, 2005:

Change in Earnings Components

($ amounts in thousands)

	For the Quarter ended June 30, 2006 vs. 2005		For the Six Months ended June 30, 2006 vs. 2005
	$ change	% change	$ change	% change
Increase (decrease) in
Interest income	$171,662	40.1%	$319,427	39.1%
Interest expense	172,491	46.1%	324,132	46.1%

Net interest income	(829)	(1.6)%	(4,705)	(4.2)%

Other income (loss)	(7,257)	(130.8)%	(10,022)	(125.1)%
Other expense	1,165	12.1%	2,857	15.1%

Income before assessments	(9,251)	(18.8)%	(17,584)	(17.3)%

AHP	(775)	(19.1)%	(1,453)	(17.4)%
REFCORP	(1,695)	(18.7)%	(3,226)	(17.3)%

Total assessments	(2,470)	(18.8)%	(4,679)	(17.3)%

Net income	$(6,781)	(18.7)%	$(12,905)	(17.3)%

Other Income

The following table presents a breakdown of Other income (loss) for the quarters and six months ended June 30, 2006, and June 30, 2005, and an analysis of the changes in the components of these income items:

Analysis of Other Income (Loss)

($ amounts in thousands)

	For the Quarter ended June 30,				For the Six Months ended June 30,
	2006	2005	2006 vs. 2005		2006	2005	2006 vs. 2005
			$ Amt	% change			$ Amt	% change
Service fees	$349	$383	$(34)	(8.9)%	$692	$750	$(58)	(7.7)%
Realized net gain from sale of available-for-sale securities	—	2,564	(2,564)	(100.0)%	—	2,564	(2,564)	(100.0)%
Net loss on trading security	(276)	(1,150)	874	76.0%	(612)	(2,834)	2,222	78.4%
Net gain (loss) on derivatives and hedging activities	(2,236)	3,268	(5,504)	(168.4)%	(2,884)	6,681	(9,565)	(143.2)%
Other, net	453	482	(29)	(6.0)%	794	851	(57)	(6.7)%

Total other income (loss)	$(1,710)	$5,547	$(7,257)	(130.8)%	$(2,010)	$8,012	$(10,022)	125.1%

The decrease in Other income (loss) for the quarter ended June 30, 2006, compared to the same period in 2005, was primarily due the impact of economic hedge relationships that were utilized in 2005 but terminated prior to 2006, that resulted in a decrease in the Net gain (loss) on derivatives and hedging activities of $5.5 million, and a decrease in the Net gain from the sale of available-for-sale securities of $2.6 million, partially offset by a $0.9 million increase caused by the reduction in the Realized net gain (loss) on the trading security.

The decrease in Other income (loss) for the six months ended June 30, 2006, compared to the same period in 2005, was primarily due the impact of economic hedge relationships that were utilized in 2005 but terminated prior to 2006, that resulted in a decrease in the Net gain (loss) on derivatives and hedging activities of $9.6 million, and a decrease in the Net gain (loss) from the sale of available-for-sale securities of $2.6 million, partially offset by a $2.2 million increase caused by the reduction in the Realized net gain on the trading security.

The tables below, entitled “Components on Net Gain (Loss) on Derivatives and Hedging Activities by Hedge” and “Net Gain (Loss) on Derivatives and Hedging Activities by Product”, present the components of the change in the Net gain (loss) on derivatives and hedging activities by type of hedge and type of product:

Components of Net Gain (Loss) on Derivatives and Hedging Activities

By Hedge

($ amounts in thousands)

	For the Quarter ended June 30,		For the Six Months ended June 30,
	2006	2005	2006	2005
Fair Value Hedges
Net gain (loss) due to ineffectiveness on
Advances	$(403)	$(86)	$(935)	$325
MPP	370	(324)	678	(853)
CO Bonds	(1,262)	(1,407)	(616)	(1,661)

Net gain (loss) on fair value hedges	(1,295)	(1,817)	(873)	(2,189)

Non SFAS 133/Economic Hedges
Net interest receipt (payment) settlements(1)
Advances	—	(4)	21	(8)
Investments	(100)	(5,294)	(278)	(13,086)
CO Bonds	(14)	—	(755)	—
Intermediary	—	—	—	4

Net settlements	(114)	(5,298)	(1,012)	(13,090)

SFAS 133 derivative fair value gain (loss) adjustments
Advances	8	(19)	(4)	(5)
Investments	4	11,582	177	24,573
CO Bonds	(256)	(304)	231	(435)
Intermediary	—	—	—	(4)
MPP delivery commitments	(583)	(876)	(1,403)	(2,169)

Fair value adjustments	(827)	10,383	(999)	21,960
Net gain (loss) on economic hedges	(941)	5,085	(2,011)	8,870

Net gain (loss) on derivatives and hedging activities	$(2,236)	$3,268	$(2,884)	$6,681

(1)	Net settlements represent the net interest payments or receipts on interest rate exchange agreements for hedges not receiving fair value hedge accounting.

Net Gain (Loss) on Derivatives and Hedging Activities

By Product

($ amounts in thousands)

	For the Quarter ended June 30,		For the Six Months ended June 30,
	2006	2005	2006	2005
Advances	$(395)	$(109)	$(918)	$312
Investments	(96)	6,288	(101)	11,487
MPP	(213)	(1,200)	(725)	(3,022)
CO Bonds	(1,532)	(1,711)	(1,140)	(2,096)

Net gain (loss) on derivatives and hedging activities	$(2,236)	$3,268	$(2,884)	$6,681

Other Expense

The following table presents a breakdown of Total Other expense for the quarters and six months ended June 30, 2006, and June 30, 2005, and an analysis of the changes in the components of these expenses:

Analysis of Other Expense

($ amounts in thousands)

	For the Quarter ended June 30,				For the Six Months ended June 30,
	2006	2005	2006 vs. 2005		2006	2005	2006 vs. 2005
			$ Amt	% change			$ Amt	% change
Salaries and benefits	$6,759	$5,655	$1,104	19.5%	$13,774	$11,387	$2,387	21.0%
Other operating expenses	2,633	2,613	20	0.8%	5,343	4,984	359	7.2%
Finance Board and Office of Finance Expenses	832	838	(6)	(0.7)%	1,585	1,622	(37)	(2.3)%
Other	552	505	47	9.3%	1,098	950	148	15.6%

Total Other expense	$10,776	$9,611	$1,165	12.1%	$21,800	$18,943	$2,857	15.1%

The increases in Total Other expense for the quarter and six months ended June 30, 2006, of $1.2 million and $2.9 million, respectively, compared to the same periods in 2005, were primarily due to staff increases resulting in higher salary and benefit expenses.

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

AHP.    The Federal Home Loan Banks are required to contribute, in the aggregate, the greater of $100 million or 10% of their net earnings, before interest expense for mandatorily redeemable capital stock that is classified as debt, and after the REFCORP assessments to fund the AHP. The AHP expense for the quarter and six months ended June 30, 2006, was $3.3 million and $6.9 million, respectively, compared to $4.1 million and $8.4 million for the same periods in 2005. The decrease is consistent with the lower level of Income Before Assessments for the quarter and six months ended June 30, 2006.

REFCORP.    With the Financial Services Modernization Act of 1999, Congress established a fixed payment of 20% of Net Income as the REFCORP payment beginning in 2000 for each Federal Home Loan Bank. The fixed percentage replaced a fixed-dollar annual aggregate payment of $300 million, which had previously been divided among the 12 Federal Home Loan Banks through a complex allocation formula.

The law also calls for an adjustment to be made to the total number of REFCORP payments due in future years so that, on a present value basis, the combined REFCORP payments of all 12 Federal Home Loan Banks are equal in amount to what had been required under the previous calculation method. The 20% fixed percentage REFCORP rate applied to earnings resulted in expenses of $7.4 million and $15.4 million for the quarter and six months ended June 30, 2006, respectively, compared to $9.1 million and $18.6 million for the same periods in 2005. The decrease is consistent with the lower level of Income Before Assessments for the quarter and six months ended June 30, 2006.

Business Segments

We manage our business by grouping the income and expenses from our products and services within two business segments:

•	Traditional Funding, Investments and Deposit Products which includes the effects of premium and discount amortization and the impact of net interest settlements related to interest rate exchange agreements, such as Advances, investments, and the borrowing costs related to those assets. It also includes the borrowing costs related to holding Deposit products for members and other miscellaneous borrowings as well as all other miscellaneous income and expense not associated with the MPP.
•	MPP which is derived primarily from the difference, or spread, between the net yield on mortgage loans, including the direct effects of premium and discount amortization in accordance with SFAS 91, and the borrowing costs related to those loans. Direct MPP expenses are also included.

The following tables set forth our financial performance by operating segment for the quarters and six months ended June 30, 2006 and 2005:

Traditional Funding, Investments and Deposit Products

($ amounts in thousands)

	For the Quarter ended June 30,		For the Six Months ended June 30,
	2006	2005	2006	2005
Net interest income	$39,690	$43,118	$79,584	$82,432
Other income (loss)	(1,497)	6,747	(1,285)	11,034
Other expenses	9,826	8,625	19,838	16,969

Income Before Assessments	28,367	41,240	58,461	76,497

AHP	2,331	3,402	4,823	6,313
REFCORP	5,208	7,568	10,728	14,037

Total assessments	7,539	10,970	15,551	20,350

Net Income	$20,828	$30,270	$42,910	$56,147

The decreases in Net Income for TFIDP of $9.4 million and $13.2 million for the quarter and six months ended June 30, 2006, respectively, compared to the same periods in 2005 were primarily related to lower Other income due to adjustments made in accordance with SFAS 133 that resulted in decreases in the Net gain (loss) on derivatives and hedging activities and lower Net interest income due to lower spreads on investments.

MPP

($ amounts in thousands)

	For the Quarter ended June 30,		For the Six Months ended June 30,
	2006	2005	2006	2005
Net interest income	$12,876	$10,277	$28,174	$30,031
Other income (loss)	(213)	(1,200)	(725)	(3,022)
Other expenses	950	986	1,962	1,974

Income Before Assessments	11,713	8,091	25,487	25,035

AHP	956	660	2,080	2,043
REFCORP	2,151	1,486	4,681	4,598

Total assessments	3,107	2,146	6,761	6,641

Net Income	$8,606	$5,945	$18,726	$18,394

The increase in Net Income for MPP of $2.7 million for the quarter ended June 30, 2006, compared to the same period in 2005 was primarily due to decreased amortization of premium.

Analysis of Financial Condition

Advances

Advances at par decreased by $2.3 billion or 8.8% to $23.6 billion during the first six months of 2006, compared to $25.9 billion at December 31, 2005. This decrease was caused by reduced demand for wholesale funding, primarily by our large members, and the fluctuation in demand caused by our members’ funding needs related to their mortgage pipelines.

The composition of Advances changed during the first six months of 2006. The percentage of Variable Advances decreased from 10.1% at December 31, 2005, to 5.1% at June 30, 2006, because member institutions paid off large maturing Variable Advances. The percentage of Adjustable Advances increased from 8.9% at December 31, 2005, to 10.6% at June 30, 2006, slightly offsetting the decline in Variable Advances. Fixed-rate Bullet Advances increased from 59.0% at December 31, 2005, to 62.6% at June 30, 2006, although the balance declined. A breakdown of Advances, by primary product line, as of June 30, 2006, and December 31, 2005, is provided below:

Advances by Product Line

($ amounts in thousands, at par)

	June 30, 2006		December 31, 2005
		% of Total		% of Total
Fixed-rate bullet	$14,800,250	62.6%	$15,295,292	59.0%
Putable	3,868,900	16.4%	4,464,900	17.2%
Adjustable (1)	2,502,840	10.6%	2,292,440	8.9%
Variable	1,207,871	5.1%	2,621,648	10.1%
Fixed-rate amortizing	1,258,363	5.3%	1,232,556	4.8%

Total Advances	$23,638,224	100.0%	$25,906,836	100.0%

(1) Includes two outstanding Advances with a total par of $15 million modified (in accordance with Emerging Issues Task Force 01-07, Creditor’s Accounting for a Modification or Exchange of Debt Instruments) from Putable Advances to Adjustable Advances with $0.86 million, and $0.94 million in remaining deferred fees outstanding as of June 30, 2006, and December 31, 2005, respectively

Short-term Investments

Our short-term investments provide efficient utilization of capital and enhanced liquidity. As of June 30, 2006, short-term investments, comprised of interest-bearing deposits and federal funds sold, totaled $9.1 billion, an increase of $3.5 billion from December 31, 2005, primarily due to an increase of $3.1 billion in federal funds sold in order to utilize balance sheet capacity and take advantage of investment opportunities.

Mortgage Loans Held for Portfolio, Net

We purchase mortgage loans from our members through our MPP. At June 30, 2006, after considering the effects of premiums, discounts and SFAS 133 basis adjustments, we held $9.9 billion in mortgage loans purchased from our members, compared to $9.5 billion at December 31, 2005. Currently, we are managing this portfolio in accordance with our strategic plan, which projects a balance of just under $10.0 billion at year-end 2006. In general, some of the factors that impact the volume of mortgage loans purchased through the MPP include the general level of housing activity in the U.S., the level of refinancing activity, and consumer product preferences.

The following table presents the composition of our outstanding purchased mortgage loans at June 30, 2006, and December 31, 2005:

Mortgage Loans held for Portfolio

($ amounts in thousands)

	June 30, 2006	December 31, 2005
Unpaid principal balance	$9,909,266	$9,487,744
Deferred net premium	16,294	19,355
Basis adjustments from terminated fair value hedges, and loan commitments.	23,535	33,046

Total mortgage loans held for portfolio	$9,949,095	$9,540,145

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

At June 30, 2006, there were $57.8 million of mandatory delivery contracts outstanding, compared to $22.6 million at December 31, 2005. This amount fluctuates from time to time depending on the purchasing patterns of MPP loans during the quarter. A mandatory delivery contract is a legal commitment we make to purchase, and a participating financial institution makes to deliver, a specified unpaid principal amount of mortgage loans in the future, with a forward settlement date, at a specified range of mortgage note rates and prices. Mandatory delivery contracts are considered derivatives and only their fair values are included as either derivative assets or derivative liabilities on the Statement of Condition until their loans settle. The sum of unpaid principal and mandatory delivery contracts represents our exposure to market risk in the MPP.

Deposits

Demand and overnight deposits were $1.1 billion at June 30, 2006, an increase of $0.3 billion compared to $0.8 billion at December 31, 2005. These deposits represent a relatively small portion of our funding, and they vary depending upon market factors, such as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members’ investment preferences with respect to the maturity of their investments, collateral flows, and member liquidity.

Consolidated Obligations

At June 30, 2006, the carrying values of CO Bonds and Discount Notes issued on our behalf totaled $34.2 billion and $11.4 billion, respectively, compared to $35.0 billion and $9.4 billion, respectively, at December 31, 2005. Discount Notes were increased in order to improve capital utilization and take advantage of investment opportunities.

Derivatives

As of June 30, 2006 and December 31, 2005, we had derivative assets with market values of $161.0 million and $97.1 million, respectively, and derivative liabilities with market values of $132.5 million and $193.4 million, respectively. These differences reflect the impact of interest rate changes that affected the market value of our derivatives and swap terminations. We record all derivative financial instruments on the Statement of Condition at their fair value with changes in the fair value of all derivatives recorded through earnings.

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

Capital

Total capital increased to $2.329 billion at June 30, 2006, compared to $2.303 billion at December 31, 2005. The increase of $26.1 million during the second quarter of 2006 was primarily due to the increase in Retained earnings, discussed below, of $9.2 million, and the increase in Capital stock of $16.9 million due to increased activity-based stock.

As of June 30, 2006, $779.9 million or 36% of our total regulatory stock balance was comprised of stock not required as a condition of membership or to support services to members, compared to $686 million or 31% at December 31, 2005. We generally will not redeem or repurchase member capital stock until five years after either the membership is terminated or we receive a notice of withdrawal from membership. If we receive a request to redeem excess stock, we are not required to redeem or repurchase such excess stock until the expiration of the five-year redemption period. However, we reserve the right to repurchase, and have repurchased, excess stock from any member, without a member request, and at our discretion, upon 15 days’ notice to the member. In the first quarter of 2006, in accordance with the provisions of the Bank’s Capital Plan, we voluntarily repurchased $34.7 million of excess stock that was classified on our Statement of Condition as mandatorily redeemable capital stock, held by former members. See “Mandatorily Redeemable Capital Stock” herein.

On July 13, 2006, we repurchased $175.0 million of excess stock held by shareholders. This action was undertaken as part of our balance sheet management and allowed us to increase leverage. The Total capital-to-asset ratio at June 30, 2006, prior to this transaction, was 4.69%, well above the regulatory requirement of 4.00%. See our Current Report of Form 8-K that was filed on June 23, 2006.

Retained Earnings

Retained earnings equaled $158.3 million at June 30, 2006, an increase of $9.2 million compared to December 31, 2005.

We adopted a formal Retained earnings policy in 2004 in response to an August 2003 Advisory Bulletin by the Finance Board that required implementation of the policy and provided guidance on capital management and Retained earnings. This policy established factors for our board to use in determining the amount of earnings to retain. One factor is a Retained earnings target that is comprised of market, credit, operations, and accounting risk components. In addition, a supplemental allowance of 10% of the Retained earnings target may be established. The Retained earnings target reflects a minimum Retained earnings balance after the quarterly dividend is paid. At June 30, 2006, the Retained earnings target was $127.4 million. The supplemental allowance was $12.7 million. The Retained earnings balance at June 30, 2006, adjusted for the second quarter dividend of $24.5 million that was declared in July 2006, was $133.8 million. While the Retained earnings target is a factor in determining the appropriate Retained earnings balance, our board also takes into consideration additional factors including, but not limited to, the impact on our members and the stability of stock and membership levels.

As we grow and as our risk profile changes, we may continue to increase Retained earnings subject to possible regulatory action. See “Recent Accounting and Regulatory Developments – Regulatory Developments – Proposed Excess Stock Limitations and Retained Earnings Requirements” herein.

The following table quantifies the net change in Retained earnings:

Net Income versus Dividends Paid

($ amounts in thousands)

	For the Six Months ended June 30,
	2006	2005
Net Income	$61,636	$74,541
Dividends paid	(52,356)	(42,791)
Mandatorily redeemable capital stock distributions	(28)	(34)

Change in Retained earnings	$9,252	$31,716

Liquidity and Capital Resources

Liquidity

On July 20, 2006, the Federal Reserve Board began requiring the Federal Reserve Banks to release interest and principal payments on securities issued by government–sponsored enterprises (“GSEs”) and international organizations only when the issuer’s Federal Reserve account contains sufficient funds to cover these payments. The Federal Reserve Banks had been processing and posting these payments to depository institutions’ Federal Reserve accounts by 9:15 a.m. Eastern Time, the same posting time as for U.S. Treasury interest and principal payments, even if the issuer had not fully funded its payments. On June 23, 2006, we, along with the eleven other Federal Home Loan Banks and the Office of Finance, entered into the Federal Home Loan Banks P&I Funding and Contingency Plan Agreement. See our Current Report on Form 8-K filed with the SEC on June 27, 2006. In addition, we have successfully tested other sources of short-term funding including early return federal funds, immediate send fed funds, the repurchase market, and the regular settlement discount note. The twelve Federal Home Loan Banks and the Office of Finance are working closely to ensure that payments on our COs continue to be issued in a timely manner.

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

Our primary sources of liquidity are short-term investments and the issuance of new COs in the form of CO Bonds and Discount Notes. See “Business – Funding Sources” in our Registration Statement for a detailed discussion of our COs and the joint and several liability of all of the Federal Home Loan Banks for these COs. COs enjoy favorable status as GSE-issued debt; however, they are not obligations of the United States government, and the United States government does not guarantee them. As of June 30, 2006, the COs were rated Aaa/P-1 by Moody’s and AAA/A-1+ by S&P, reflecting the likelihood of timely payment of principal and interest on the COs. Their GSE-issuer status and these ratings have historically provided excellent access to the capital markets for the Federal Home Loan Banks. In addition, under certain circumstances, the U.S. Treasury may acquire up to $4 billion of the Federal Home Loan Banks’ COs, which would offer additional liquidity to the Federal Home Loan Banks, if needed. See “Risk Factors – Our Credit Rating Could be Lowered” in our Registration Statement for a discussion of events that could have a negative impact on the rating of these COs and Item 1A. RISK FACTORS herein for the latest credit ratings for the Federal Home Loan Banks.

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

Our cash and short-term investment portfolio, including federal funds and commercial paper, totaled $9.1 billion at June 30, 2006, and $5.6 billion at December 31, 2005. The maturities of these short-term investments provide cash flows to support our ongoing liquidity needs.

Capital Resources

Total capital consists of Capital stock, Retained earnings, and Other accumulated comprehensive income. As of June 30, 2006, total capital was $2.329 billion, compared to $2.303 billion at December 31, 2005.

The following table presents minimum capital ratios, permanent and risk-based capital requirement amounts, and various leverage ratios as of June 30, 2006, and December 31, 2005:

Regulatory Capital Requirements

($ amounts in thousands)

	As of June 30, 2006	As of December 31, 2005
Minimum regulatory capital ratio requirement	4.00%	4.00%
Minimum regulatory capital requirement	$1,986,613	$1,923,677
Actual regulatory capital ratio (1)	4.72%	4.88%
Permanent capital (2)	$2,344,872	$2,349,014
Risk-based capital requirement	$551,771	$484,039
Minimum regulatory leverage ratio	5.00%	5.00%
Minimum regulatory leverage capital requirement	$2,483,267	$2,404,596
Actual regulatory leverage ratio	7.08%	7.33%
Actual regulatory leverage capital	$3,517,308	$3,523,520

(1)	The regulatory capital ratio is calculated by dividing permanent capital by total assets.
(2)	Permanent capital is defined as Retained earnings, Class B Stock, and mandatorily redeemable capital stock.

Mandatorily Redeemable Capital Stock.

At June 30, 2006, we had $13.3 million in capital stock subject to mandatory redemption from five former members, compared to $43.6 million in capital stock subject to mandatory redemption from eight former members at December 31, 2005. This decrease primarily resulted from our decision to voluntarily repurchase, in accordance with our Capital Plan, $34.7 million of excess stock during the first quarter of 2006 that was held by non-members that acquired the stock from former members through mergers or acquisitions.

In addition to the mandatorily redeemable capital stock, we had $78.7 million of excess stock subject to redemption requests outstanding from five members at June 30, 2006, and $11.6 million of excess stock subject to redemption requests outstanding from three members at December 31, 2005. Excess stock redemption requests are not subject to reclassification from equity to liability, as the requesting member may revoke its request at any time, without penalty, throughout the five-year waiting period, and the amount ultimately redeemed, if any, is contingent on the member meeting various stock requirements on the redemption date. These requests are not considered substantive in nature, and therefore, these amounts are not classified as a liability.

The following table shows the amount of all pending capital redemption requests received from members by year of redemption at June 30, 2006, and December 31, 2005 ($ amounts in thousands):

Contractual Year of Redemption	June 30, 2006	December 31, 2005
Due after 2 years through 3 years	$10,400	$10,895
Due after 3 years through 4 years	8,118	30,997
Due after 4 years through 5 years	73,457	13,303

Total	$91,975	$55,195

Capital Distributions

We may, but are not required to, pay dividends on our stock. Dividends may be paid in cash or Class B Stock out of current and previously Retained earnings, as authorized by our board, and subject to Finance Board regulations. Cash dividends on Class B-1 Stock were paid at an annualized rate of 5.00% and 4.25% in the second quarters of 2006 and 2005, respectively. Future dividends will be determined based on income earned each quarter, our Retained earnings policy, and capital management considerations.

Recent Regulatory Developments

Proposed Changes in GSE Regulation

From mid-2003, the housing-related GSEs, including the Federal Home Loan Banks, have come under increased scrutiny by Congress because of accounting and financial issues raised by certain regulatory agencies. Consequently, numerous legislative proposals have been introduced in Congress for the purpose of enhancing regulatory oversight. Some of the proposals have included capping the size of Fannie Mae’s and Freddie Mac’s mortgage portfolios, creation of a new affordable housing fund from Fannie Mae’s and Freddie Mac’s profits, and the combination of the Office of Federal Housing Enterprise Oversight, which regulates Fannie Mae and Freddie Mac, and the Finance Board into a new regulatory agency. The U. S. House of Representatives passed a bill containing these provisions in October 2005. Other bills have been introduced in the U.S. Senate. If the Senate passes a bill which differs from the House bill, the competing bills will have to go to a joint conference committee to resolve all differences before final legislation can be enacted. It is impossible to predict what, if any, provisions relating to the Finance Board and the Federal Home Loan Banks will be included in any legislation that might be approved by Congress, and whether any such change in regulatory structure will be signed into law. Any changes made by Congress to the housing-related GSEs’ regulatory structure may also impact the structure and operation of the Office of

Finance. These changes could have a material adverse effect on future earnings, shareholder returns, and our ability to fulfill our mission.

Federal Reserve Payment System Risk

In September 2004, the Federal Reserve Board announced that, beginning in July 2006, it would require Federal Reserve Banks to release interest and principal payments on securities issued by GSEs and international organizations only when the issuer’s Federal Reserve account contains sufficient funds to cover these payments. The Federal Reserve Banks have been processing and posting these payments to depository institutions’ Federal Reserve accounts by 9:15 a.m. Eastern Time, the same posting time as for U.S. Treasury interest and principal payments, even if the issuer has not fully funded its payments. The Federal Home Loan Banks and the Office of Finance worked individually and collectively to modify debt issuance and cash management practices to ensure a smooth transition to the new Federal Reserve policy. The Federal Home Loan Banks and the Office of Finance entered in a P&I Funding and Contingency Plan Agreement effective July 20, 2006, to ensure timely payment on the COs in the event one or more of the Federal Home Loan Banks was unable to make its payments in a timely manner. See our Current Report on Form 8-K filed on June 27, 2006.

Predatory Lending Laws

Various states and municipalities have passed laws regulating the making of certain mortgage loans generally considered high cost for the community. Assignee liability, including civil or criminal liability, may pass from the originator of the loan to our Bank. These laws may adversely affect our ability to take collateral to support an Advance. With respect to MPP purchases, some loans may no longer be eligible for purchase, or we may be required to provide additional risk-based capital to support certain MPP loans purchased. The Finance Board has advised all of the Federal Home Loan Banks that they must have policies and procedures in place with respect to buying MPP loans or taking loans as collateral that might violate predatory lending laws. In November 2005, our board adopted policies for both Advances collateral and the MPP that prohibit the pledge or sale of such loans by our members to us. After additional discussions with the Finance Board, we adopted a revised policy on June 16, 2006.

Proposed Excess Stock Limitations and Retained Earnings Requirements

In March 2006, the Finance Board issued a proposed rule with respect to the Federal Home Loan Banks’ Retained earnings policies and their ability to hold excess capital stock. The proposed rule includes a specific formula for calculating the minimum Retained earnings requirement, a limitation on the amount of excess stock that may be held and restrictions on the payment of dividends if a bank does not meet the minimum Retained earnings requirement in any quarter. The comment period on the proposed rule ended on July 13, 2006. It is not clear when a final rule will be adopted and how the comments received might alter the provisions now in the proposed rule.

If the proposed regulation were effective June 30, 2006, the Bank would have been required to repurchase approximately $283 million in excess stock or 12.2% of our total capital. Also, based on our Net income for the quarter ended June 30, 2006, the Retained earnings target would have been $313 million. At June 30, 2006, our Retained earnings balance was $158 million. After adjustment for the dividend that was declared in July 2006, Retained earnings were $134 million, leaving a shortfall of $179 million. We estimate that this is equivalent to approximately six quarters of earnings based on our earnings level for the quarter ended June 30, 2006.

Under the proposal, until the Retained earnings requirement is met, we would be restricted to a 50% dividend payout ratio. Under this restriction, the dividend paid in July 2006 that was based on our second quarter results could not have exceeded approximately 2.74%. Based on a 50% dividend payout ratio and our current structure, this would result in restricted dividends for approximately the next three years. For comparison, the dividends we paid in July 2006 based on our results for the second quarter of 2006 were paid at 4.50%.

The ultimate impact of this regulation on the Bank, however, will be dependent on the terms of the final rule, our ability to structure our Statement of Condition in a way that is efficient with regard to this regulation, our future level of earnings and other factors.

Proposed Federal Deposit Insurance Corporation (“FDIC”) Regulation on Deposit Insurance Assessments May Affect Our Advances to Members

On July 24, 2006, the FDIC issued a proposed rule covering changes to the way insured depository institutions are assessed premiums for federal deposit insurance. One of the proposals made by the FDIC was that Advances from Federal Home Loan Banks be treated as “volatile liabilities,” resulting in a higher premium charge to any institution that had such Advances outstanding. The comment period closed on September 22, 2006. If this provision is adopted as written, it could have a material adverse impact on the level of Advances and could also negatively impact membership.

Affordable Housing Program Regulations Amended

On September 13, 2006, the Finance Board adopted a final rule amending its Affordable Housing Program regulation. The amendment is designed to remove certain prescriptive requirements, clarify certain operational requirements, and otherwise streamline and reorganize the regulation. The amendment goes into effect on January 1, 2007. It is not anticipated to have a material impact on our financial condition or operations.

Proposed Examination Rating System

On September 11, 2006, the Finance Board published a proposed regulation to establish a standardized examination rating system to be used to summarize the supervisory examination findings of each of the Federal Home Loan Banks. The comment period will continue until October 23, 2006. We do not anticipate that this proposed regulation will have any impact on our financial condition or results of operations but may have an impact on the annual examination process.

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

Credit risk can be magnified if the lender concentrates its portfolio in a few borrowers. Because of our limited territory, Indiana and Michigan, and because of continuing consolidation among the financial institutions that comprise the members of the 12 Federal Home Loan Banks, we have only a limited pool of large borrowers. As of the end of the first six months of 2006, our top three borrowers held 45.5% of total Advances outstanding, at par. Because of this concentration in Advances, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we analyze the implications to our financial management and profitability if we were to lose the business of one or more of these customers.

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

Investments.     We are also exposed to credit risk through our investment portfolios. The Risk Management Policy (“RMP”) restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The short-term investment portfolio represents unsecured credit. Therefore, counterparty ratings, performance, and capital adequacy are monitored on a daily basis in an effort to mitigate unsecured credit risk on the short-term investments. MBS and asset-backed securities (“ABS”) represent the majority of our long-term investments. We primarily hold AAA-rated private-issue and GSE-issued MBS and ABS and collateralized mortgage obligations secured by whole loans. All of our MBS and ABS securities are rated AAA by S&P or Moody’s, except for an ABS bond with a book value of $32 million that was downgraded to AA on April 3, 2006.

MPP.     We are exposed to credit risk on loans purchased from members through the MPP. In the MPP, we establish an LRA for each pool of loans purchased that is funded over time from the monthly interest payment on the mortgages in that pool, and is recorded as an increase to Other liabilities in the Statement of Condition. These funds are available to cover credit losses in excess of the borrower’s equity and primary mortgage insurance, if any, on the loans we have purchased.

The Bank’s outstanding loans, non-accrual loans, and loans 90 days or more past due and accruing interest as of June 30, 2006, and December 31, 2005, are as follows:

Loan Portfolio Analysis

($ amounts in thousands)

	June 30, 2006	December 31, 2005
Real estate mortgages	$9,949,095	$9,540,145
Non-accrual loan participations (1)	2	2
Real estate mortgages past due 90 days or more and still accruing interest(2)	49,593	56,322

(1)	Non-accrual loans include our residual participation in conventional loans not part of the MPP.
(2)	Interest on MPP is advanced by the servicer based upon scheduled principal and interest payments and therefore will not reflect the actual shortfall associated with non-accruing loans. The monthly delinquency information reported as of quarter-end is provided by the participating financial institution through the master servicer one month behind the actual mortgage loan balance activity.

The total amount of interest income recognized and the total amount of interest received on real estate mortgages during the quarters and six months ended June 30, 2006, and 2005 is presented in the table below ($ amounts in thousands):

	Quarter ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
Interest contractually due during the period	$130,077	$116,359	$255,933	$221,929
Interest actually received during the period	130,077	116,359	255,933	221,929

Shortfall(1)	$—	$—	$—	$—

(1)	Interest on MPP is advanced by the servicer based upon scheduled principal and interest payments and therefore will not reflect the actual shortfall associated with non-accruing loans. Although we have recently begun offering an actual/actual remittance option, it has not had an affect on the shortfall. The monthly delinquency information reported as of quarter-end is provided by the participating financial institution through the master servicer one month behind the actual mortgage loan balance activity.

An analysis of real estate mortgages past due 90 days or more and still accruing interest and the percentage of those loans to the total real estate mortgages outstanding as of June 30, 2006 and December 31, 2005 follows:

Real Estate Mortgages Past Due 90 Days or More

($ amounts in thousands)

	As of June 30, 2006	As of December 31, 2005
Total Conventional mortgage loan delinquencies	$19,247	$22,461
Total Conventional mortgage loans outstanding, at par	$8,909,871	$8,535,345
Percentage of delinquent conventional loans	0.22%	0.26%

Total FHA mortgage loan delinquencies	$30,346	$33,861
Total FHA mortgage loans outstanding, at par	$999,395	$952,399
Percentage of delinquent mortgage loans	3.04%	3.56%

Total mortgage loan delinquencies	$49,593	$56,322
Total mortgage loans outstanding, at par	$9,909,266	$9,487,744
Percentage of delinquent mortgage loans	0.50%	0.59%

The 90 day delinquency ratio for conventional mortgages has decreased from 0.26% to 0.22% during the first six months of 2006. Because delinquency ratios tend to increase as loans age, this reflects the high quality of the loans being sold to us by our members and, to a lesser extent, portfolio growth and the decrease in delinquent loans outstanding that resulted from Hurricane Katrina.

For government-insured mortgages, the borrower’s credit is typically weaker, resulting in higher delinquency ratios. We rely on government insurance, which generally provides a 100% guarantee, as well as quality control processes, to maintain the credit quality of this portfolio.

We had only $2,000 of residual non-accrual mortgage loans outstanding at June 30, 2006, and December 31, 2005, as most of our MPP loans have been purchased under scheduled/scheduled agreements. As of June 1, 2006, we are offering an actual/actual remittance option. Under scheduled/scheduled servicing agreements, our servicers remit payments to us as scheduled whether or not payment is received from the borrower. Under actual/actual servicing agreements, the servicers remit payments as they are received from the borrowers. Although we have had no loan charge-offs in the first six months of 2006, our policy is to charge-off a loan against our loan loss reserve when, after foreclosure, the liquidation value of the real estate collateral plus credit enhancements does not cover our mortgage loan balance outstanding, or when an estimated or known loss exists. Loans are considered impaired based upon a review of the smaller balance homogenous loan pools taking into consideration observable data, such as delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data and prevailing economic conditions, the member’s credit enhancement through the LRA and SMI coverage and outstanding claims against such coverage.

There was no allowance for credit losses on real estate mortgage loans as of and for the quarters and six months ended June 30, 2006, and 2005, or as of December 31, 2005.

In addition to the LRAs, we have credit protection from loss on each loan through SMI, which provides sufficient insurance to cover credit losses to 50% of the loan’s original value (subject, in certain cases, to a stop-loss). We will absorb losses beyond that level. Taken together, the LRA and the SMI provide credit enhancement on the pools of loans we purchase. Credit enhancement fees as of and for six months ended June 30, 2006, and 2005 are presented below:

Credit Enhancement Fees

($ amounts in thousands)

	For the Six Months ended June 30,
	2006	2005
Average conventional MPP loans outstanding	$8,745,828	$7,408,782

LRA fees	3,214	3,245
SMI fees	3,795	3,292

Total Credit Enhancement fees	$7,009	$6,537

Enhancement fees as a % of average conventional MPP loans outstanding	0.16%	0.18%

Loans in the MPP are dispersed geographically, as shown in the following table:

Geographic Concentration of MPP Loans (1)(2)

	June 30, 2006	December 31, 2005
Midwest	30.7%	30.6%
Northeast	11.5%	11.6%
Southeast	21.6%	21.4%
Southwest	23.0%	22.9%
West	13.2%	13.5%

Total	100.0%	100.0%

(1)	Percentages calculated based on the unpaid principal balance at the end of each period.
(2)	Midwest includes IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI.

Northeast includes CT, DE, MA, ME, NH, NJ, NY, PA, RI, and VT.

Southeast includes AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV.

Southwest includes AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT.

West includes AK, CA, HI, ID, MT, NV, OR, WA, and WY.

The MPP mortgage loans held for portfolio are disbursed across all fifty states and the District of Columbia. No single zip code represented more than 1% of MPP loans outstanding at June 30, 2006, or

December 31, 2005. The median size of an outstanding MPP loan was approximately $137 thousand and $135 thousand at June 30, 2006, and December 31, 2005, respectively.

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

As a result of this analysis, we have determined that each member’s obligation for losses and the mortgage insurance coverage exceeds the inherent loss in the portfolio. Should we have losses in excess of the collateral held, LRA and SMI, these would be recognized credit losses for financial reporting purposes. Since the inception of MPP, we have not experienced any losses on the MPP portfolio, and no material losses are considered probable at this time. Detailed information regarding the potential impact of Hurricane Katrina on our MPP can be found in our Registration Statement and in our quarterly report on Form 10-Q filed with the SEC on June 5, 2006. We continue to consider the potential impact that Hurricane Katrina could have on our MPP and have concluded that there is no basis on which to adjust our loss reserve at this time. We will continue to monitor the situation closely and will establish a reserve if one appears to be warranted. However, we believe that, given the various credit enhancements, the losses which could ultimately be incurred, if any, would not be material to our results of operations or financial condition.

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

We maintain a policy of requiring that interest rate exchange agreements be governed by an International Swaps and Derivative Association (“ISDA”) Master Agreement. Our current counterparties governed by these agreements include large banks and other financial institutions with a significant presence in the derivatives market that are rated A- or better by S&P and A3 or better by Moody’s. These agreements provide for netting of amounts due to us and amounts due to counterparties, thereby reducing credit exposure. Other counterparties include broker dealers used to transact forward contracts relating to TBA mortgage hedges. All counterparties are subject to credit review procedures in accordance with our RMP.

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

The following table presents derivative counterparties that comprise more than 5% of our derivative portfolio as of June 30, 2006:

Counterparty Concentration

($ amounts in thousands)

	June 30, 2006
Name of Counterparty	Notional Principal	% of Notional Principal	Counterparty Rating(1)	Credit Exposure Before Collateral	Credit Exposure After Collateral
Deutsche Bank AG	$4,895,229	15.0%	AA-/Aa3	$58,012	$—
Lehman Brothers Special Financing, Inc.	4,053,350	12.5%	A+/A1	12,522	853
JP Morgan Chase Bank	3,692,650	11.4%	AA-/Aa2	29,111	9,310
Credit Suisse International	2,384,870	7.3%	AA-/Aa3	34,505	8,455
Dresdner Bank AG	2,140,000	6.6%	A+/A1
HSBC Bank USA	1,883,800	5.8%	AA/Aa2
BNP Paribas	1,835,050	5.6%	AA/Aa2
All Others	11,670,114	35.8%		26,849	22,307

Total	$32,555,063	100.0%		$160,999	$40,925

(1) The counterparty rating is the appropriate S&P/Moody’s rating for the counterparty as specified in the ISDA Agreement.

Of the remaining $11.7 billion notional principal distributed among 22 counterparties that comprise less than 5% of our derivative portfolio, $11.5 billion is distributed among 17 counterparties with S&P ratings ranging from Triple A to Single A. The remaining $0.2 billion notional principal outstanding relates to TBA hedges.

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

The following tables summarize key information on derivative counterparties and provide information on a trade date basis as of June 30, 2006, and December 31, 2005, respectively:

Derivative Agreements

Counterparty Ratings

June 30, 2006

($ amounts in thousands)

S&P Rating	Number of Counterparties	Notional Principal	Percentage of Notional Principal	Credit Exposure Before Collateral	Credit Exposure Net of Collateral
AAA	3	$2,187,050	6.7%	$5,156	$5,156
AA+, AA, AA-	15	21,869,079	67.2%	137,485	33,622
A+, A, A-	6	8,280,650	25.4%	17,419	1,208

Total	24	32,336,779	99.3%	160,060	39,986
Others	5	218,284	0.7%	939	939

Total derivative notional	29	$32,555,063	100.0%	$160,999	$40,925

Derivative Agreements

Counterparty Ratings

December 31, 2005

($ amounts in thousands)

S&P Rating	Number of Counterparties	Notional Principal	Percentage of Notional Principal	Credit Exposure Before Collateral	Credit Exposure Net of Collateral
AAA	2	$1,623,550	4.5%	$—	$—
AA+, AA, AA-	17	22,066,389	61.3%	79,961	15,865
A+, A, A-	7	11,620,550	32.3%	17,097	5,703

Total	26	35,310,489	98.1%	97,058	21,568
Others	7	678,887	1.9%	26	—

Total derivative notional	33	$35,989,376	100.0%	$97,084	$21,568

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

Operations Risk Management

Operations risk is the risk of unexpected losses attributable to human error, system failures, fraud, unenforceability of contracts, or inadequate internal controls and procedures. Management has implemented extensive policies and procedures to both establish and monitor internal controls, and to monitor transactions and positions. Additionally, insurance coverage has been obtained to mitigate potential losses from an operational risk.

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

Significant resources, both in analytical computer models and highly experienced professional staff, are devoted to assuring that the level of interest rate risk in the balance sheet is accurately measured, thus allowing us to monitor the risk against policy and regulatory limits. We use quantitative computer models to calculate market values under alternative interest rate scenarios. The system analyzes our financial instruments, including derivatives, using broadly accepted algorithms with consistent and appropriate behavioral assumptions, market prices, and current position data. On at least an annual basis, we review the major assumptions and methodologies used in the model, including discounting curves, spreads for discounting, and prepayment assumptions.

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

Our board is in the process of reviewing appropriate market risk-related limits. Because of the importance of market risk management, this evaluation will receive considerable focus during upcoming board meetings.

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

The RMP in effect through June 30, 2006, calls for duration of equity to be maintained within a range of +6 years to –4 years under base interest rates. In addition, the duration of equity limit for an instantaneous 200 basis point parallel increase in rates is limited to +7 years. The limit for a negative rate change is calculated under either a 200 basis point instantaneous parallel decrease or, in certain low interest rate environments, at a constrained rate level that produces post-shock Treasury rates no lower than 35 basis points. The effective duration of equity in the negative rate shift is limited to –7 years for a –200 basis point shift. For the constrained down shift, the limit is prorated between –5 and –7 years. The following table summarizes the duration of equity levels for our total position:

Effective Duration of Equity Scenarios

	-200 bps	0 bps	+200 bps
June 30, 2006	-1.54 years	4.94 years	3.19 years
December 31, 2005	-0.64 years	5.10 years	3.55 years

The duration levels at June 30, 2006, and December 31, 2005, represented a risk profile that is within our policy limitations and reflected the growth of mortgage assets on the Statement of Condition as well as our risk positioning strategy at that time. In July 2006, the board adopted a revision to the RMP to change the limit on the base case duration of equity to +/- 5 years. Other limits apply for month-end shifts of +/- 200 basis points and at intra-month intervals.

Duration Gap

The duration gap is the difference between the effective duration of total assets and the effective duration of liabilities, adjusted for the effect of derivatives. Duration gap is a measure of the extent to which estimated cash flows for assets and liabilities are matched. A positive duration gap signals an exposure to rising interest rates because it indicates that the duration of assets exceeds the duration of liabilities. A negative duration gap signals an exposure to declining interest rates because the duration of assets is less than the duration of liabilities. The table below provides recent period-end duration gaps:

Duration Gap

June 30, 2006	+1.8 months
December 31, 2005	+2.2 months

Convexity

Convexity measures how fast duration changes as a function of interest rate changes. It is important in estimating the non-linear price-yield behavior exhibited by options or option-embedded instruments which is not fully captured by duration alone. Measurement of convexity is important because of the optionality embedded in the mortgage and callable debt portfolios. The mortgage portfolios demonstrate negative convexity given the prepayment option embedded in the underlying mortgage or in the mortgage-backed security. The negative convexity on the mortgage asset can be mitigated by the negative convexity of underlying callable debt. Convexity is routinely reviewed by management and used in developing funding and hedging strategies for acquisition of mortgage-based assets. A primary strategy for managing convexity risk arising from our mortgage portfolio is the issuance of debt. At the end of the first six months of 2006, callable debt related to mortgage assets as a percentage of the net mortgage portfolio equaled 62.0%. At the end of 2005, callable debt related to mortgage assets as a percentage of the net mortgage portfolio equaled 60.3%.

Market Risk-based Capital Requirement

We are subject to the Finance Board’s risk-based capital regulations. This regulatory framework requires the maintenance of sufficient permanent capital to meet the combined credit risk, market risk, and operations risk requirements. Our permanent capital consists of Class B Stock and Retained earnings. The market risk-based capital requirement (“MRBC”) is the sum of two components. The first is the market value of the portfolio at risk from movements in interest rates that could occur during times of market stress. This estimation is accomplished through an internal value at risk-based modeling approach which was approved by the Finance Board before the implementation of our Capital Plan. The second component is the amount by which the current market value of total capital is less than 85% of the book value of total capital, if any.

MRBC is primarily based upon historical simulation methodology. The estimation incorporates scenarios that reflect interest rate shifts, interest rate volatility, and changes in the shape of the yield curve. These observations are based on historical information from 1978 to the present. In our application, MRBC is defined as the potential dollar loss from adverse market movements, measured over 120-business day time periods, with a 99.0% confidence interval, based on these historical prices and market rates. MRBC estimates as of June 30, 2006, and December 31, 2005, are presented below:

Value at Risk

June 30, 2006	$261 million
December 31, 2005	$228 million

Changes in Market Value of Equity between Base Rates and Shift Scenarios

We measure potential changes in the market value of equity based on the current month-end level of rates versus the market value of equity under large parallel rate shifts. This measurement provides information related to the sensitivity of our interest rate position:

Change in Market Value of Equity from Base Rates

	-200 bps	+200 bps
June 30, 2006	+8.5%	-7.9%
December 31, 2005	+7.5%	-8.6%

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

The volume of derivative hedges is often expressed in terms of notional principal, which is the amount upon which interest payments are calculated. The following table highlights the notional amounts by type of derivative agreement as of June 30, 2006, and December 31, 2005:

Types of Derivative Agreements

By Notional Principal

($ amounts in thousands)

	June 30, 2006	December 31, 2005
Debt swaps
Bullet	$6,679,355	$5,614,355
Callable	5,183,370	7,278,370
Complex	5,440,155	5,805,155

Advances swaps
Bullet	11,138,154	11,978,395
Putable	3,866,400	4,462,400
Complex	3,000	3,000

MBS swaps	26,345	47,374

TBA hedges	218,284	800,327

Total	$32,555,063	$35,989,376

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

The table below presents derivative instruments by hedged instrument as of June 30, 2006, and December 31, 2005:

Derivative Instruments by Hedged Instrument

Accrued Interest Excluded from the Fair Value

($ amounts in thousands)

	June 30, 2006		December 31, 2005
	Total Notional	Estimated Fair Value	Total Notional	Estimated Fair Value
Advances
Fair value hedges	$15,004,554	$288,256	$16,435,795	$107,504
Economic hedges	3,000	14	8,000	17

Total	15,007,554	288,270	16,443,795	107,521

Investments
Economic hedges	26,345	(19)	47,374	(196)

Total	26,345	(19)	47,374	(196)

MPP loans
Fair value hedges	116,390	700	755,715	(4,542)
Economic hedges	44,075	22	22,000	(82)
Economic (stand-alone delivery commitments)	57,819	92	22,612	10

Total	218,284	814	800,327	(4,614)

COs-Bonds
Fair value hedges	17,252,880	(318,956)	18,407,880	(257,156)
Economic hedges	50,000	(540)	290,000	(771)

Total	17,302,880	(319,496)	18,697,880	(257,927)

Total notional and fair value	$32,555,063	$(30,431)	$35,989,376	$(155,216)

Total derivatives excluding accrued interest		$(30,431)		$(155,216)
Accrued interest, net		58,896		58,867

Net derivative balance		$28,465		$(96,349)

Net derivative asset balance		$160,999		$97,084
Net derivative liability balance		(132,534)		(193,433)

Net derivative balance		$28,465		$(96,349)

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our President - Chief Executive Officer and our Senior Vice President - Chief Financial Officer, has evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2006. Based upon their evaluation, they each were not able to determine that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. This determination is a result of the material weakness that management identified during 2005 that led to the restatement of certain financial information related to the accounting for derivatives which were entered into prior to the adoption of SFAS 133, as discussed in our Registration Statement. See “Restatement” in our Registration Statement for a complete discussion of the material weakness determination. The actions that have been taken to address this material weakness are described in “Internal Controls over Financial Reporting” below. We have not had the opportunity to test these changes, and therefore, our management is currently unable to declare our disclosure controls and procedures effective.

Internal Controls over Financial Reporting

During the quarter ended June 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting. During the quarter ended March 31, 2006, we instituted procedures that in each case require the development of an accounting policy to be reviewed and approved by certain financial executives of the Bank prior to the execution of any new derivative transaction types that would utilize hedge accounting. We have also held SFAS 133 training for our employees who deal with derivatives and have hired two additional officers to be responsible for our accounting policies. These changes in internal controls over financial reporting are in response to the material weakness identified in 2005, as discussed above and in our Registration Statement.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

U.S. Treasury Department to Review GSE Debt Issuance Approval Process

The U.S. Treasury Department has announced that it will review its process for approving the GSEs’ debt issuance. This review is being undertaken in order to ensure that, in light of current circumstances, the Treasury continues to act as an appropriate custodian of the powers Congress granted to it when the GSE charters were created. Under their charters, GSEs are permitted to issue debt only upon the approval of the Secretary of the Treasury. Although the approval process has changed in the past from time to time, approvals have been routinely and cooperatively granted. As a result of this review, the approval process could change again, which could affect the amount, timing, structures and interest costs of the Federal Home Loan Bank System’s CO issuances and which, in turn, could affect our ability to continue to achieve our mission and corporate objectives. At this time, we cannot predict what effects, if any, will result from actions taken as a result of the Treasury’s review.

With respect to the Risk Factor “Changes in Federal Reserve Board Policy Statement on Payment System Risk Could Impact Debt Payments,” that was included in our Registration Statement, we have entered into an agreement with the other Federal Home Loan Banks and the Office of Finance to help ensure that timely payments will be made on the COs. See “Recent Regulatory Developments – Federal Reserve Payment System Risk” herein and our Current Report on Form 8-K filed June 27, 2006 for more information and a copy of the agreement.

With respect to the Risk Factor “Our Credit Rating Could be Lowered, Which Could Adversely Impact Our Cost of Funds” that was included in our Registration Statement, S&P issued a review of all of the Federal Home Loan Banks on September 21, 2006. The review affirmed the AAA rating on the COs but altered some of the individual Federal Home Loan Bank ratings. The current S&P ratings are shown in the following table:

Federal Home Loan Banks

S&P - Long Term Credit Ratings

As of September 21, 2006

	Rating	Outlook
Atlanta	AAA	Stable
Boston	AAA	Stable
Chicago	AA+	Negative
Cincinnati	AAA	Stable
Dallas	AAA	Stable**
Des Moines	AAA	Negative*
Indianapolis	AAA	Negative
New York	AAA***	Stable
Pittsburgh	AAA	Stable**
San Francisco	AAA	Stable
Seattle	AA+	Negative
Topeka	AAA	Stable

*removed from CreditWatch

**changed from Negative

***changed from AA+

ITEM 6. EXHIBITS

3.1*	Organization Certificate of the Federal Home Loan Bank of Indianapolis, incorporated by reference to our Registration Statement on Form 10 filed with the SEC on February 14, 2006 (Commission File No. 000-51404)

3.2*	Bylaws of the Federal Home Loan Bank of Indianapolis, incorporated by reference to our Registration Statement on Form 10 filed with the SEC on February 14, 2006 (Commission File No. 000-51404)

4*	Capital Plan of the Federal Home Loan Bank of Indianapolis, incorporated by reference to our Registration Statement on Form 10 filed with the SEC on February 14, 2006 (Commission File No. 000-51404)

10.5*	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2006 (Commission File No. 000-51404)

10.6*	Second Amendment of Employee Severance Agreement, incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K filed with the SEC on June 19, 2006 (Commission File No. 000-51404)

10.7	Federal Home Loan Bank of Indianapolis 2005 Director’s Deferred Compensation Plan, as amended, effective January 1, 2006, approved June 15, 2006

10.8	Federal Home Loan Bank of Indianapolis 2005 Supplemental Executive Thrift Plan, as amended, effective January 1, 2006, approved June 15, 2006

10.9	Federal Home Loan Bank of Indianapolis 2005 Supplemental Executive Retirement Plan, as amended, effective January 1, 2006, approved June 15, 2006

14.1*	Code of Conduct for Directors, Officers, Employees and Advisory Council Members, effective July 1, 2006, incorporated by reference to Exhibit 14.1 of our Current Report on Form 8-K filed with the SEC on June 30, 2006 (Commission File No. 000-51404)

31.1	Certification of the President – Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Senior Vice President – Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President – Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Senior Vice President – Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Press Release dated June 23, 2006, Repurchase of Excess Stock, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed with the SEC on June 23, 2006 (Commission File No. 000-51404)

* These documents are incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on September 29, 2006.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

By: /s/ MARTIN L. HEGER

Name: Martin L. Heger

Title: President – Chief Executive Officer

By: /s/ MILTON J. MILLER II

Name: Milton J. Miller II

Title: Senior Vice President – Chief Financial Officer