Form 10-Q
period 2006-09-30
Federal Home Loan Bank of Indianapolis
filed 2006-11-14
CIK 1331754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of October 31, 2006
Class B Stock, par value $100	20,342,672

Federal Home Loan Bank of Indianapolis

Form 10-Q

As used in this Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “FHLBI,” and the “Bank” refer to the Federal Home Loan Bank of Indianapolis.

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

Federal Home Loan Bank of Indianapolis

Statement of Condition

(Unaudited)

(In thousands, except par value)	September 30, 2006	December 31, 2005
Assets
Cash and due from banks	$22,471	$37,523
Interest-bearing deposits, members and non-members	672,080	914,312
Federal funds sold, members and non-members	7,718,000	4,655,000
Trading security	4,810	43,385
Held-to-maturity securities (a), members and non-members	6,777,476	6,819,879
Advances to members (Note 3)	22,955,961	25,813,862
Mortgage loans held for portfolio (Note 4)	9,868,284	9,540,145
Accrued interest receivable	136,609	119,156
Premises and equipment, net	10,157	10,705
Derivative assets (Note 10)	114,419	97,084
Other assets	38,319	40,870

Total Assets	$48,318,586	$48,091,921

Liabilities and Capital
Interest-bearing deposits (Note 5)	$1,398,955	$799,942

Consolidated obligations, net (Note 6)
Discount Notes	9,391,109	9,366,878
Bonds	34,744,243	34,971,804

Total Consolidated obligations, net	44,135,352	44,338,682

Accrued interest payable	399,728	328,322
Affordable Housing Program	26,227	27,025
Payable to REFCORP	7,216	7,031
Derivative liabilities (Note 10)	105,478	193,433
Mandatorily redeemable capital stock	119,050	43,574
Other liabilities	56,804	50,679

Total Liabilities	46,248,810	45,788,688

Commitments and contingencies (Note 7, 8, 10, and 11)

Capital (Note 7)
Capital Stock-Class B-1 putable ($100 par value) issued and outstanding: 19,095 and 21,564, respectively	1,909,522	2,156,426
Retained earnings	162,461	149,014
Accumulated other comprehensive income (loss)	(2,207)	(2,207)

Total Capital	2,069,776	2,303,233

Total Liabilities and Capital	$48,318,586	$48,091,921

(a)	Fair values: $6,631,626, and $6,681,003 at September 30, 2006, and December 31, 2005.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis

Statement of Income

(Unaudited)

	For the Three Months ended September 30,		For the Nine Months ended September 30,
(In thousands)	2006	2005	2006	2005
Interest Income
Advances to members	$307,405	$262,545	$869,711	$666,460
Prepayment fees on advances, net	—	376	338	1,475
Interest-bearing deposits, members and non-members	14,494	2,801	39,708	7,593
Federal funds sold, members and non-members	100,120	21,328	238,401	54,240
Trading security	212	988	1,305	3,498
Available-for-sale securities, includes interest on investments in other Federal Home Loan Bank consolidated obligations of $0, $2,162, $0 and $7,855	—	7,249	—	31,853
Held-to-maturity securities, members and non-members	80,854	68,566	233,137	204,568
Mortgage loans held for portfolio	126,093	116,966	381,929	326,999
Loans to other Federal Home Loan Banks	7	9	14	73

Total Interest income	629,185	480,828	1,764,543	1,296,759

Interest Expense
Discount Notes	129,303	77,988	318,424	211,965
Consolidated obligation bonds	435,212	338,293	1,246,066	894,171
Deposits	15,255	8,252	42,334	21,179
Borrowings from other Federal Home Loan Banks	31	5	38	26
Mandatorily redeemable capital stock	926	435	1,413	1,100
Other borrowings	43	—	95	—

Total Interest expense	580,770	424,973	1,608,370	1,128,441

Net interest income	48,415	55,855	156,173	168,318

Other Income (Loss)
Service fees	356	383	1,048	1,133
Net loss on trading security	(134)	(999)	(746)	(3,833)
Net realized gain from the sale of available-for-sale securities	—	17,057	—	19,621
Net gain (loss) on derivatives and hedging activities	(324)	3,755	(3,208)	10,437
Other, net	408	403	1,202	1,253

Total Other income (loss)	306	20,599	(1,704)	28,611

Other Expense
Salaries and benefits	5,883	6,362	19,657	17,749
Other operating expenses	2,151	2,573	7,494	7,557
Finance Board	450	449	1,351	1,348
Office of Finance	309	279	993	1,002
Other	540	490	1,638	1,440

Total Other expense	9,333	10,153	31,133	29,096

Income Before Assessments	39,388	66,301	123,336	167,833

Affordable Housing Program	3,309	5,457	10,212	13,813
REFCORP	7,216	12,169	22,625	30,804

Total assessments	10,525	17,626	32,837	44,617

Net Income	$28,863	$48,675	$90,499	$123,216

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis

Statement of Capital

(Unaudited)

	Capital Stock Class B-1 Putable		Retained Earnings	Accumulated Other Comprehensive Inocme	Total Capital
(In thousands)	Shares	Par Value
Balance, December 31, 2004, as restated	20,169	$2,016,931	$84,995	$41,565	$2,143,491
Proceeds from sale of capital stock	1,095	109,584			109,584
Repurchase/redemption of capital stock	(156)	(15,697)			(15,697)
Net shares reclassified to mandatorily redeemable capital stock	(121)	(12,103)			(12,103)

Comprehensive income
Net income			123,216		123,216

Other comprehensive income
Net unrealized loss on available-for-sale securities				(43,767)	(43,767)

Total comprehensive income (loss)			123,216	(43,767)	79,449

Mandatorily redeemable capital stock distributions			(90)		(90)
Dividends on capital stock
Cash (4.50%)			(23,217)		(23,217)
Stock (4.24%)	428	42,746	(42,746)

Balance, September 30, 2005	21,415	$2,141,461	$142,158	$(2,202)	$2,281,417

	Capital Stock Class B-1 Putable		Retained Earnings	Accumulated Other Comprehensive Income	Total Capital
	Shares	Par Value
Balance, December 31, 2005	21,564	$2,156,426	$149,014	$(2,207)	$2,303,233
Proceeds from sale of capital stock	378	37,807			37,807
Repurchase/redemption of capital stock	(1,736)	(173,657)			(173,657)
Net shares reclassified to mandatorily redeemable capital stock	(1,111)	(111,054)			(111,054)

Comprehensive income
Net income			90,499	—	90,499

Total comprehensive income			90,499	—	90,499

Mandatorily redeemable capital stock distributions			(373)		(373)
Dividends on capital stock
Cash (4.75%)			(76,679)		(76,679)

Balance, September 30, 2006	19,095	$1,909,522	$162,461	$(2,207)	$2,069,776

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis

Statement of Capital

(Unaudited)

	Capital Stock Class B-1 Putable		Retained Earnings	Accumulated Other Comprehensive Income	Total Capital
(In thousands)	Shares	Par Value
Balance, July 1, 2005	20,831	$2,083,126	$116,711	$17,102	$2,216,939
Proceeds from sale of capital stock	666	66,633			66,633
Net shares reclassified to mandatorily redeemable capital stock	(82)	(8,298)			(8,298)

Comprehensive income
Net income			48,675		48,675

Other comprehensive income
Net unrealized loss on available-for-sale securities				(19,304)	(19,304)

Total comprehensive income (loss)			48,675	(19,304)	29,371

Mandatorily redeemable capital stock distributions			(56)		(56)
Dividends on capital stock
Cash (4.50%)			(23,172)		(23,172)

Balance, September 30, 2005	21,415	$2,141,461	$142,158	$(2,202)	$2,281,417

	Capital Stock Class B-1 Putable		Retained Earnings	Accumulated Other Comprehensive Income	Total Capital
	Shares	Par Value
Balance, July 1, 2006	21,733	$2,173,298	$158,266	$(2,207)	$2,329,357
Proceeds from sale of capital stock	165	16,480			16,480
Repurchase/redemption of capital stock	(1,736)	(173,657)			(173,657)
Net shares reclassified to mandatorily redeemable capital stock	(1,067)	(106,599)			(106,599)

Comprehensive income
Net income			28,863	—	28,863

Total comprehensive income			28,863	—	28,863

Mandatorily redeemable capital stock distributions			(345)		(345)
Dividends on capital stock
Cash (4.50%)			(24,323)		(24,323)

Balance, September 30, 2006	19,095	$1,909,522	$162,461	$(2,207)	$2,069,776

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis

Statement of Cash Flows

(Unaudited)

	For the Nine Months ended September 30,
(In thousands)	2006	2005
Operating Activities
Net income	$90,499	$123,216

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization
Net premiums and discounts on consolidated obligations	9,623	1,907
Net premiums and discounts on investments	(9,720)	(8,262)
Net premiums and discounts on mortgage loans	4,807	9,987
Concessions on consolidated obligation bonds	5,163	5,695
Fees on derivatives	(4,537)	(5,372)
Net deferred gain on derivatives	(107)	(101)
Premises and equipment	1,021	1,107
Other fees and amortization	1,279	2,210
Non-cash interest on mandatorily redeemable capital stock	—	571
Net realized gain from available-for-sale securities	—	(19,621)
(Gains) losses due to change in net fair value adjustment on derivative and hedging activities	3,674	(42,416)
Net change in:
Trading security	38,575	34,516
Accrued interest receivable	(17,453)	1,169
Net derivative assets and liabilities – net accrued interest	(16,281)	(76,473)
Other assets	(422)	3,896
Affordable Housing Program liability and discount on Affordable Housing Program Advances	(798)	3,386
Accrued interest payable	71,406	115,050
Payable to REFCORP	185	8,605
Increase in other liabilities	6,124	13,883

Total adjustments	92,539	49,737

Net cash provided by operating activities	183,038	172,953

Investing Activities
Net change in:
Interest-bearing deposits, members and non-members	242,232	182,333
Federal funds sold, members and non-members	(3,063,000)	806,000
Premises and equipment, gross	(473)	(456)
Held-to-maturity securities:
Proceeds from maturities of held-to-maturity securities, members and non-members	794,935	1,103,193
Purchases of held-to-maturity securities, members and non-members	(742,812)	(1,671,325)
Available-for-sale securities:
Proceeds from sales of available-for-sale securities, non-members	—	945,019
Proceeds from maturities of available-for-sale securities, non-members	—	136,015
Advances to members:
Principal collected on Advances	64,084,990	35,653,820
Advances made	(61,226,218)	(39,031,420)
Mortgage loans held for portfolio:
Principal collected	855,032	1,182,897
Mortgage loans purchased	(1,194,290)	(2,248,085)
Other Federal Home Loan Banks:
Principal collected on loans to other Federal Home Loan Banks	100,000	945,000
Loans to other Federal Home Loan Banks	(100,000)	(945,000)

Net cash used in investing activities	(249,604)	(2,942,009)

Federal Home Loan Bank of Indianapolis

Statement of Cash Flows, continued

(Unaudited)

	For the Nine Months ended September 30,
(In thousands)	2006	2005
Financing Activities
Net change in:
Deposits	599,013	(30,401)
Net proceeds from issuance of Consolidated obligations
Discount Notes	631,278,564	569,029,760
Consolidated obligation bonds	5,134,419	9,475,455
Payments for maturing and retiring Consolidated obligations
Discount Notes	(631,266,652)	(571,330,940)
Consolidated obligation bonds	(5,445,350)	(4,472,300)
Other Federal Home Loan Banks:
Borrowings from other Federal Home Loan Banks	257,000	355,000
Maturities of borrowings from other Federal Home Loan Banks	(257,000)	(355,000)
Proceeds from issuance of capital stock	37,807	109,584
Payments for redemption of mandatorily redeemable capital stock	(35,951)	(494)
Payments for repurchase/redemption of capital stock	(173,657)	(15,697)
Cash dividends paid	(76,679)	(23,217)

Net cash provided by financing activities	51,514	2,741,750

Net increase (decrease) in cash and cash equivalents	(15,052)	(27,306)

Cash and cash equivalents at beginning of the period	37,523	44,628

Cash and cash equivalents at end of the period	$22,471	$17,322

Supplemental Disclosures
Interest paid	$1,195,093	$789,361
Affordable Housing Program payments, net	11,010	10,426
REFCORP payments	22,440	22,062

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Notes to Financial Statements - Unaudited

Note 1 — Summary of Significant Accounting Policies and Basis of Presentation

The significant accounting policies and the financial condition and results of operations for the Federal Home Loan Bank of Indianapolis as of December 31, 2005, are contained in our Form 10, as amended, filed with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 and effective on April 14, 2006 (“Registration Statement”). The Statement of Condition at December 31, 2005, as presented, was derived from the audited financial statements included in our Registration Statement. The accompanying unaudited financial statements for the three and nine months ended September 30, 2006, should be read in conjunction with the Registration Statement. In the opinion of our management, the accompanying financial statements contain all adjustments necessary (consisting of only normal recurring adjustments) for a fair statement of the results for the interim three and nine months ended September 30, 2006, and conform with accounting principles generally accepted in the United States of America (“GAAP”) as they apply to interim financial statements. The results of operations for the three and nine months ended September 30, 2006, are not necessarily indicative of the results to be expected for any subsequent period or entire year.

The preparation of financial statements requires management to make assumptions and estimates. These assumptions and estimates affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates.

We have included descriptions of significant accounting policies in Note 2 to our 2005 Financial Statements in our Registration Statement. There have been no significant changes to these policies as of September 30, 2006. However, we expanded our hedge effectiveness testing procedures at the end of the first quarter of 2006 to include additional statistical measures.

Certain reclassifications have been made in the prior-year financial statements to conform to current presentation.

Note 2 — Recently Issued Accounting Standards & Interpretations

SFAS 157. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Bank), and interim periods within those fiscal years, with early adoption permitted. We have not yet determined the impact, if any, that the implementation of SFAS 157 will have on our results of operations or financial condition.

SFAS 158. In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires that an employer that is a business entity and sponsors one or more single-employer defined benefit plans to:

“a) Recognize the funded status of a benefit plan – measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation – in its statement of financial position. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation.

b) Recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87, Employers’ Accounting for

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Notes to Financial Statements - Unaudited

Pensions, or No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation remaining from the initial application of Statements 87 and 106, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition provisions of those Statements.

c) Measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions).

d) Disclose in the notes to the financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.”

SFAS 158 is effective for financial statements issued for fiscal years ending after December 15, 2006. We do not expect that the adoption of SFAS 158 at December 31, 2006, will have a material impact on our Statement of Condition or the Statement of Capital as it is only applicable to our Federal Home Loan Bank of Indianapolis 2005 Supplemental Executive Retirement Plan, a single-employer plan, and not to our Pentegra Defined Benefit Plan for Financial Institutions, a multi-employer plan.

SAB 108. In September 2006, the SEC issued SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement restatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, which includes the reversing effect of prior year misstatements. The sole use of the roll-over method can lead to the accumulation of misstatements in the balance sheet. The iron curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on reversing effects of prior year errors on the income statement.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the misstatements of each of the Bank’s financial statements and related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.

SAB 108 permits the Bank to initially apply its provisions by (i) restating prior financial statements as if the dual approach had always been used or (ii) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. It should be noted that misstatements solely related to the 2006 calendar year would not be included in the transition cumulative adjustment. Use of the “cumulative effect” transition method requires a detailed disclosure of the nature and amount of each individual error (regardless of materiality) being corrected through the cumulative adjustment and how and when it arose.

The Bank will initially apply the provisions of SAB 108 using the cumulative effect transition method (if misstatements are identified and are material under the dual approach) in connection with the preparation of our annual financial statements for the year ending December 31, 2006. At this time, we have not identified any misstatements that need to be evaluated under the dual approach.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Notes to Financial Statements - Unaudited

Note 3 — Advances to Members

Redemption Terms. At September 30, 2006, and December 31, 2005, we had Advances outstanding to members, including Affordable Housing Program (“AHP”) Advances, at interest rates ranging from 2.21% to 8.34% and 1.76% to 8.57%, respectively, summarized as follows ($ amounts in thousands):

	September 30, 2006		December 31, 2005
Year of Maturity	Amount	*WAIR	Amount	*WAIR
Due in 1 year or less	$8,541,060	4.51%	$9,496,104	3.73%
Due after 1 year through 2 years	4,774,207	4.22%	4,325,260	3.79%
Due after 2 years through 3 years	1,820,370	4.57%	4,104,103	3.96%
Due after 3 years through 4 years	2,669,379	4.66%	1,337,819	4.24%
Due after 4 years through 5 years	2,041,351	5.16%	2,929,609	4.92%
Thereafter	3,201,270	5.04%	3,713,504	4.75%
Index amortizing Advances	428	7.26%	437	7.26%

Total par value	23,048,065	4.61%	25,906,836	4.09%
Discount on AHP Advances	(623)		(717)
SFAS 133 hedging adjustments	(102,230)		(104,250)
Other adjustments	10,749		11,993

Total	$22,955,961		$25,813,862

*	Weighted Average Interest Rate

At September 30, 2006, and December 31, 2005, we had no callable Advances, and we had putable Advances outstanding totaling $3,198,550,000 and $4,464,900,000 respectively.

Interest Rate Payment Terms. The following table details interest rate payment terms for Advances at September 30, 2006, and December 31, 2005 ($ amounts in thousands):

Par amount of Advances	September 30, 2006	December 31, 2005
Fixed rate	$20,599,276	$20,992,749
Variable rate	2,448,789	4,914,087

Total	$23,048,065	$25,906,836

Prepayment Fees. The net amount of prepayment fees is reflected as Interest income in the Statement of Income.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Notes to Financial Statements - Unaudited

Note 4 — Mortgage Loans Held for Portfolio

The Mortgage Purchase Program (“MPP”) involves the investment in mortgage loans that are purchased directly from our participating members. The total loans represent held-for-portfolio loans under the MPP whereby our members originate or acquire certain home mortgage loans that are then sold to us. See Note 12 for detailed information on transactions with related parties. The following table presents information on mortgage loans held for portfolio as of September 30, 2006, and December 31, 2005 ($ amounts in thousands):

Real Estate	September 30, 2006	December 31, 2005
Fixed-rate medium-term* single-family mortgages	$1,516,987	$1,562,612
Fixed-rate long-term** single-family mortgages	8,313,114	7,925,132
Premiums.	65,688	70,831
Discounts	(52,011)	(51,476)
SFAS 133 hedging adjustments	24,506	33,046

Total mortgage loans held for portfolio	$9,868,284	$9,540,145

*	Medium-term is defined as a term of 15 years or less.
**	Long-term is defined as terms of 20-30 years.

The par value of mortgage loans held for portfolio outstanding at September 30, 2006, and December 31, 2005, was comprised of FHA loans totaling $961,211,000 and $952,399,000 and conventional loans totaling $8,868,890,000 and $8,535,345,000 respectively.

We had $3,000 and $2,000 of nonaccrual loans at September 30, 2006, and December 31, 2005, respectively.

The allowance for credit losses was $0 at September 30, 2006, and December 31, 2005. The provision for credit losses was $0 for the three and nine months ended September 30, 2006, and 2005, respectively.

At September 30, 2006, and December 31, 2005, we had no recorded investments in impaired mortgage loans.

Note 5 — Deposits

The average interest rates paid on average deposits were 5.10% and 3.34% during the three months ended September 30, 2006, and 2005, respectively, and 4.76% and 2.85% during the nine months ended September 30, 2006, and 2005, respectively.

The following table details Interest-bearing deposits as of September 30, 2006, and December 31, 2005 ($ amounts in thousands):

Interest-bearing:	September 30, 2006	December 31, 2005
Demand and overnight	$1,312,648	$722,565
Other deposits	86,307	77,377

Total interest-bearing deposits	$1,398,955	$799,942

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Notes to Financial Statements - Unaudited

Note 6 — Consolidated Obligations

Interest Rate Payment Terms. The following table details interest rate payment terms for Consolidated Obligation Bonds (“CO Bonds” or “COs”) at September 30, 2006, and December 31, 2005 ($ amounts in thousands):

Par value of CO Bonds	September 30, 2006	December 31, 2005
Fixed rate	$30,053,995	$29,414,725
Step-up	4,273,080	4,978,080
Simple variable rate	130,000	130,000
Fixed that converts to variable	250,075	425,075
Variable that converts to fixed	175,000	225,000
Range	37,000	47,000

Total par value	$34,919,150	$35,219,880

Redemption Terms. The following is a summary of our participation in CO Bonds outstanding at September 30, 2006, and December 31, 2005, by year of maturity ($ amounts in thousands):

	September 30, 2006		December 31, 2005
Year of Maturity	Amount	*WAIR	Amount	*WAIR
Due in 1 year or less	$10,403,155	4.12%	$7,705,150	3.21%
Due after 1 year through 2 years	6,262,520	4.08%	6,759,405	3.73%
Due after 2 years through 3 years	4,530,180	4.37%	5,889,450	3.92%
Due after 3 years through 4 years	2,754,445	4.46%	3,487,655	4.15%
Due after 4 years through 5 years	1,443,200	4.85%	2,410,020	4.46%
Thereafter	9,525,650	5.20%	8,968,200	5.00%

Total par value	34,919,150	4.49%	35,219,880	4.06%
Bond premiums	26,086		30,097
Bond discounts	(36,312)		(28,095)
SFAS 133 hedging adjustments	(164,681)		(250,078)

Total	$34,744,243		$34,971,804

*	Weighted Average Interest Rate

Consolidated Discount Notes. Our participation in Discount Notes, all of which are due within one year, is summarized as follows ($ amounts in thousands):

	Book Value	Par Value	Weighted Average Interest Rate
September 30, 2006	$9,391,109	$9,412,562	5.03%
December 31, 2005	9,366,878	9,382,388	3.84%

Note 7 — Capital

Capital Requirements. We are subject to three capital requirements under our Capital Plan. First, we must maintain at all times permanent capital in an amount at least equal to the sum of our credit risk capital requirement, our market risk capital requirement, and our operations risk capital requirement, calculated in accordance with the rules and regulations of the Federal Housing Finance Board (“Finance Board”). Only “permanent capital,” defined as Retained earnings and Class B Stock (including mandatorily redeemable stock), satisfies the risk-based capital requirement. The Finance Board may require us to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined. In addition, the Gramm-Leach-Bliley Act (“GLB Act”) requires us to maintain at all times at least a 4% total capital-to-asset ratio and at least a 5% leverage ratio, defined as the sum of permanent capital weighted 1.5 times, and

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Notes to Financial Statements - Unaudited

non-permanent capital weighted 1.0 times, divided by total assets. The following table shows our compliance with the aforementioned capital rules and requirements at September 30, 2006, and December 31, 2005 ($ amounts in thousands):

	September 30, 2006		December 31, 2005
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$508,539	$2,191,033	$484,039	$2,349,014
Total capital-to-asset ratio	4.00%	4.53%	4.00%	4.88%
Total capital	$1,932,743	$2,191,033	$1,923,677	$2,349,014
Leverage ratio	5.00%	6.80%	5.00%	7.33%
Leverage capital	$2,415,929	$3,286,550	$2,404,596	$3,523,520

Note 8 — Employee and Director Retirement and Deferred Compensation Plans

We participate in or maintain the following plans:

•	Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra Defined Benefit Plan”), a multi-employer, tax-qualified, defined-benefit pension plan, formerly known as the Financial Institutions Retirement Fund. The plan covers substantially all officers and employees;

•	Pentegra Defined Contribution Plan for Financial Institutions (“Pentegra Defined Contribution Plan”), a tax qualified, defined-contribution pension plan formerly known as the Financial Institutions Thrift Plan;

•	Federal Home Loan Bank of Indianapolis 2005 Supplemental Executive Thrift Plan (“SETP”), a non-qualified, unfunded deferred compensation plan covering certain officers;

•	Federal Home Loan Bank of Indianapolis 2005 Directors’ Deferred Compensation Plan (“DDCP”), a non-qualified, unfunded deferred compensation plan for our directors; and

•	Federal Home Loan Bank of Indianapolis 2005 Supplemental Executive Retirement Plan (“SERP”), a single-employer, non-qualified, unfunded supplemental executive retirement plan covering certain officers.

Pentegra Defined Benefit Plan – Funding and administrative costs of this plan are included in Other operating expenses as follows ($ amounts in thousands):

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2006	2005	2006	2005
Other operating expenses	$1,232	$1,050	$3,702	$2,753

Pentegra Defined Contribution Plan and SETP – Our contributions to the plans were as follows ($ amounts in thousands):

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2006	2005	2006	2005
Pentegra Defined Contribution Plan	$175	$157	$509	$441
SETP	148	120	401	339

Our obligation under the SETP at September 30, 2006, and December 31, 2005, was $3,135,000 and $2,531,000, respectively.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Notes to Financial Statements - Unaudited

DDCP – Our directors also have a deferred compensation plan available to them. The following table is a summary of compensation earned and deferred by our directors ($ amounts in thousands):

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2006	2005	2006	2005
Compensation earned	$57	$67	$175	$189
Compensation deferred	18	26	61	78

A rabbi trust has been established to fund the deferred compensation for these officers and directors. Assets in the rabbi trust relating to the deferred compensation plans included as a component of Other assets in the Statement of Condition, were $4,560,000, and $3,896,000 at September 30, 2006, and December 31, 2005, respectively.

SERP – In connection with this plan, we recorded net periodic pension expenses as follows ($ amounts in thousands):

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2006	2005	2006	2005
Net periodic pension expense	$257	$389	$1,135	$914

A grantor trust has been established to fund the SERP. The accumulated benefit obligation and assets in the grantor trust at September 30, 2006, and December 31, 2005, were as follows ($ amounts in thousands):

	September 30, 2006	December 31, 2005
Accumulated benefit obligation	$10,318	$8,868
Assets in grantor trust	10,958	7,326

The estimated components of the net periodic pension cost for our SERP for the three and nine months ended September 30, 2006, and 2005 were ($ amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months ended September 30,
	2006	2005	2006	2005
Service cost	$160	$132	$480	$398
Interest cost	175	140	525	420
Amortization of unrecognized prior service cost	12	12	36	36
Amortization of unrecognized net loss	172	143	516	429

Net periodic benefit cost	$519	$427	$1,557	$1,283

The net periodic benefit expense for the year ending December 31, 2006, is expected to be approximately $1,750,000.

Note 9 — Segment Information

We have identified two primary operating segments based on our method of internal reporting: Traditional Funding, Investments and Deposit Products (“TFIDP”) and MPP. The products and services presented reflect the manner in which financial information is evaluated by our chief operating decision maker, our President. We measure the performance of each segment based upon the net interest spread of the underlying portfolio(s). For this reason, we have presented each segment on a net interest income basis. Direct other income and expense items have been allocated to each segment based upon actual results. MPP includes the direct earnings effects of SFAS 133 as well as direct salary and other expenses (including an allocation for indirect overhead) associated with operating the MPP and volume-driven costs associated with master servicing and quality control fees. Direct other income/expense related to TFIDP includes the

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Notes to Financial Statements - Unaudited

direct earnings of SFAS 133 related to Advances and investment products as well as all other income and expense not associated with MPP. The assessments related to AHP and Resolution Funding Corporation (“REFCORP”) have been allocated to each segment based upon each segment’s proportionate share of total income before assessments.

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

The following table sets forth our financial performance by operating segment for the three and nine months ended September 30, 2006, and the three and nine months ended September 30, 2005 ($ amounts in thousands):

	For the Three Months ended September 30, 2006			For the Nine Months ended September 30, 2006
	TFIDP	MPP	Total	TFIDP	MPP	Total
September 30, 2006
Net interest income	$41,124	$7,291	$48,415	$120,708	$35,465	$156,173
Other income (loss)	609	(303)	306	(676)	(1,028)	(1,704)
Other expenses	8,391	942	9,333	28,229	2,904	31,133

Income before assessments	33,342	6,046	39,388	91,803	31,533	123,336

AHP	2,815	494	3,309	7,638	2,574	10,212
REFCORP	6,106	1,110	7,216	16,833	5,792	22,625

Total assessments	8,921	1,604	10,525	24,471	8,366	32,837

Net income	$24,421	$4,442	$28,863	$67,332	$23,167	$90,499

	For the Three Months ended September 30, 2005			For the Nine Months ended September 30, 2005
	TFIDP	MPP	Total	TFIDP	MPP	Total
September 30, 2005
Net interest income	$38,932	$16,923	$55,855	$121,364	$46,954	$168,318
Other income (loss)	19,695	904	20,599	30,729	(2,118)	28,611
Other expenses	9,235	918	10,153	26,204	2,892	29,096

Income before assessments	49,392	16,909	66,301	125,889	41,944	167,833

AHP	4,077	1,380	5,457	10,389	3,424	13,813
REFCORP	9,063	3,106	12,169	23,100	7,704	30,804

Total assessments	13,140	4,486	17,626	33,489	11,128	44,617

Net income	$36,252	$12,423	$48,675	$92,400	$30,816	$123,216

The following table presents assets by operating segment at September 30, 2006, and December 31, 2005 ($ amounts in thousands):

Total Assets	TFIDP	MPP	Total
September 30, 2006	$38,450,302	$9,868,284	$48,318,586
December 31, 2005	38,551,776	9,540,145	48,091,921

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Notes to Financial Statements - Unaudited

Note 10 — Derivative and Hedging Activities

For the three and nine months ended September 30, 2006, and 2005, we recorded a Net gain (loss) on derivatives and hedging activities in Other income (loss) as follows ($ amounts in thousands):

	For the Three months ended September 30,		For the Nine Months ended September 30,
Net Gain (Loss) on Derivatives and Hedging Activities	2006	2005	2006	2005
Gains (losses) related to fair value hedge ineffectiveness	$11	$2,102	$(861)	$(87)
Gains (losses) on economic hedges	(335)	1,653	(2,347)	10,524

Net gain (loss) on derivatives and hedging activities	$(324)	$3,755	$(3,208)	$10,437

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding at September 30, 2006, and December 31, 2005 ($ amounts in thousands):

	September 30, 2006		December 31, 2005
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Interest rate swaps
Fair value hedges	$32,552,816	$(64,836)	$34,843,675	$(149,652)
Economic hedges	135,025	(303)	345,374	(950)
Interest rate swaptions
Economic hedges	100,000	10	—	—
Interest rate futures/forwards
Fair value hedges	58,980	(1,007)	755,715	(4,542)
Economic hedges	47,190	(114)	22,000	(82)
Mortgage delivery commitments
Economic hedges	54,681	43	22,612	10

Total	$32,948,692	$(66,207)	$35,989,376	$(155,216)

Total derivatives excluding accrued interest		$(66,207)		$(155,216)
Accrued interest		75,148		58,867

Net derivative balances		$8,941		$(96,349)

Net derivative asset balances		$114,419		$97,084
Net derivative liability balances		(105,478)		(193,433)

Net derivative balances		$8,941		$(96,349)

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

We considered the guidance under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), and determined it was not necessary to recognize the fair value of our joint and several liability for all of the COs. The joint and several obligations are mandated by Finance Board regulations and are not the result of arms-length transactions among the Federal Home Loan Banks. The Federal Home Loan Banks have no control over the amount of the guaranty or the determination of how each Federal Home Loan Bank would

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Notes to Financial Statements - Unaudited

perform under the joint and several liability because the Federal Home Loan Banks are subject to the authority of the Finance Board as it relates to decisions involving the allocation of the joint and several liability for each of the measurement provisions of FIN 45. Accordingly, we do not recognize a liability for our joint and several obligation related to COs issued for the benefit of other Federal Home Loan Banks at September 30, 2006, and December 31, 2005. The par amounts of the Federal Home Loan Banks’ outstanding COs, including COs held by other Federal Home Loan Banks, were approximately $958,023,241,000 and $937,459,530,000 at September 30, 2006, and December 31, 2005, respectively.

Commitments that legally bind and unconditionally obligate us for additional Advances totaled approximately $46,814,000 and $57,175,000 at September 30, 2006, and December 31, 2005, respectively. Commitments generally are for periods up to 12 months. Based on management’s credit analyses and collateral requirements, we do not deem it necessary to record any additional liability on these commitments. Commitments are fully collateralized at the time of issuance.

We execute standby letters of credit for members for a fee. A standby letter of credit is a financing arrangement between the Bank and our member. If we are required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. Outstanding standby letters of credit were approximately $315,940,000 and $301,928,000 at September 30, 2006, and December 31, 2005, respectively. The value of the guarantees related to standby letters of credit entered into after 2002 are recorded in Other liabilities and amount to $2,579,000 and $2,310,000 at September 30, 2006, and December 31, 2005, respectively. Based on management’s credit analyses and collateral requirements, we do not deem it necessary to record any additional liability on these commitments. Commitments are fully collateralized at the time of issuance.

For managing the inherent credit risk in MPP, participating members pay us credit enhancement fees in order to fund the lender risk account (“LRA”) and pay supplemental mortgage insurance (“SMI”). If a credit loss occurs, the accumulated LRA is used to cover the credit loss in excess of equity and primary mortgage insurance. Funds not used are returned to the member over time. SMI provides additional coverage over and above losses covered by the LRA. The LRA is an indicator of the potential expected losses for which we are liable. The LRA amounted to $16,894,000 and $13,349,000 at September 30, 2006, and December 31, 2005, respectively. Coverage for any additional probable losses can be provided through an allowance for credit losses. No allowance for credit losses was considered necessary at September 30, 2006, or December 31, 2005.

Commitments that unconditionally obligate us to fund/purchase mortgage loans totaled $54,681,000 and $22,612,000 at September 30, 2006, and December 31, 2005, respectively. Commitments are generally for periods not to exceed 91 days. In accordance with SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”), such commitments entered into after June 30, 2003, were recorded as derivatives at their fair value.

When executing derivative agreements with major banks and broker-dealers, we generally enter into bilateral collateral agreements. We have pledged, as collateral, cash totaling $0 and $3,235,000 at September 30, 2006, and December 31, 2005, respectively. These amounts are included in Interest-bearing deposits on the Statement of Condition.

We entered into $478,500,000 par value of CO Bonds that had traded but not settled as of September 30, 2006. There were no Discount Notes that had traded but not settled as of September 30, 2006.

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

Note 12 — Transactions with Shareholders

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

Transactions with Directors’ Financial Institutions. We provide, in the ordinary course of business, products and services to members whose officers or directors may serve on our Board of Directors (“Directors’ Financial Institutions”). Finance Board regulations require that transactions with Directors’ Financial Institutions be made on the same terms as those with any other member. As of September 30, 2006, and December 31, 2005, we had Advances and capital stock outstanding (including mandatorily redeemable capital stock) to Directors’ Financial Institutions as follows ($ amounts in thousands):

	Advances ($ at par)	% of Advances outstanding	Capital Stock ($ at par)	% of capital stock outstanding
September 30, 2006	$958,923	4.2%	$98,218	4.8%
December 31, 2005	$1,822,589	7.0%	$164,952	7.5%

During 2006 and 2005, we acquired mortgage loans that were originated by Directors’ Financial Institutions as follows ($ amounts in thousands):

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2006	2005	2006	2005
Mortgage Loans originated by Directors’ Financial Institutions	$33,237	$153,895	$366,259	$490,343

Acquisition of Members and Affiliates. On July 24, 2006, National City Corporation completed the consolidation of its subsidiary banks under a single national bank charter outside our district, thereby terminating their membership in our Bank. Therefore, we can no longer make Advances to former members owned by National City Corporation or purchase mortgages from those former members. However, current Advances and mortgage loans purchased will remain outstanding until maturity or prepayment. In addition, we are required to repurchase any outstanding capital stock owned by the National City Corporation subsidiaries that were in our district no later than five years after the date of termination of their charter in our district. The following is a summary of balances that the former members owned by National City Corporation maintained as of September 30, 2006 ($ amounts in thousands):

	September 30, 2006
	$ amount	% of total
Advances	$503,315	2.2%
Mortgage loans	1,133,313	11.5%
Capital stock (including mandatorily redeemable capital stock)	102,696	5.1%

On September 19, 2006, our member, Irwin Union Bank and Trust Company (“IUBT”), sold the loan origination platform and related headquarters operations of its subsidiary, Irwin Mortgage Corporation (“IMC”), to Freedom Mortgage Corporation. We have been purchasing mortgage loans from IUBT that were originated by IMC. Although we can no longer purchase mortgage loans originated by IMC, our current mortgage loans from IUBT of $3,013,970,000 will remain outstanding until maturity or prepayment. Further, we can still make Advances to IUBT, or purchase mortgage loans from them that are originated by IUBT or another affiliate.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Notes to Financial Statements - Unaudited

Note 13 — Subsequent Event

On October 18, 2006, Sky Financial Group, Inc. announced the acquisition of our member, Union Federal Bank, and it’s parent company, Waterfield Mortgage, Inc. Therefore, we can no longer make Advances to Union Federal Bank. In addition, we are required to repurchase any outstanding capital stock owned by Union Federal Bank no later than five years after the date of termination of their charter in our district. The following is a summary of balances that Union Federal Bank maintained as of September 30, 2006 ($ amounts in thousands):

	September 30, 2006
	$ amount	% of total
Advances	$294,379	1.3%
Capital stock (including mandatorily redeemable capital stock)	53,639	2.6%

On October 18, 2006, Union Federal Bank prepaid all of these outstanding Advances. It still has $10,826,000 in outstanding letters of credit.

On October 20, 2006, our board of directors voted to approve an early retirement incentive for employees that have reached age 50 and have at least 10 years of service with the Bank as of December 15, 2006. This plan is part of an overall cost reduction initiative being undertaken by the board of directors and management. At this time, it is not known if any of the affected employees, which include the Chief Executive Officer, Chief Financial Officer, and Senior Vice President – Information Systems and Operations, will accept this early retirement incentive.

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

Overview

Our Business

We are a regional wholesale bank that makes Advances (loans to members), purchases mortgages, and provides other financial services to our member financial institutions. These member financial institutions consist of commercial banks, thrifts, credit unions and insurance companies. All member financial institutions are required to purchase shares of our Class B Stock as a condition of membership. Our public policy mission is to facilitate and expand the availability of financing for housing and community lending. We seek to achieve this by providing services to our members in a safe, sound, and profitable manner, and by generating a competitive return on their capital investment.

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

Our principal source of funding is the proceeds from the sale to the public of Federal Home Loan Bank debt instruments, called COs, which are the joint and several obligation of all 12 Federal Home Loan Banks. We obtain additional funds from deposits, other borrowings, and capital stock.

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

Highlights of Our Operating Results for the Three and Nine Months Ended September 30, 2006

Total assets were $48.3 billion as of September 30, 2006, an increase of $0.2 billion compared to $48.1 billion as of December 31, 2005. This increase was primarily due to increases in federal funds sold and mortgages outstanding under the MPP that were partially offset by decreases in Advances and interest-bearing deposits. A more detailed discussion of these changes can be found in “Analysis of Financial Condition” herein.

Net Income was $28.9 million for the three months ended September 30, 2006, a decrease of $19.8 million or 40.7%, compared to $48.7 million for the same period in 2005. The decrease was primarily due to a decrease in Other income of $20.3 million that resulted from a decrease in the Net realized gain from the sale of available-for-sale securities of $17.1 million and a decrease in the Net gain (loss) on derivatives and hedging activities due to the impact of economic hedge relationships that were utilized in 2005 but terminated prior to 2006 of $4.1 million. A more detailed discussion of these changes in Net Income can be found in “Results of Operations for the three months ended September 30, 2006, and 2005” herein.

Net Income was $90.5 million for the first nine months of 2006, a decrease of $32.7 million or 26.6%, compared to $123.2 million for the same period in 2005. The decrease was primarily due to a decrease in Other income of $30.3 million that primarily resulted from the Net realized gain from the sale of available-for-sale securities of $19.6 million that occurred in 2005, and a decrease in the Net gain (loss) on derivatives and hedging activities due to the impact of economic hedge relationships that were utilized in 2005 but terminated prior to 2006 of $13.6 million. A more detailed discussion of these changes in Net income can be found in “Results of Operations for the Nine Months Ended September 30, 2006, and 2005” herein.

On October 20, 2006, we declared a cash dividend on our Class B-1 stock of 4.75% (annualized) and Class B-2 stock of 3.80% (annualized), effective as of October 13, 2006, based on our results for the third quarter of 2006. During the first nine months of 2006, Retained earnings increased by approximately $13.4 million compared to December 31, 2005, bringing our level of Retained earnings to $162.5 million.

On July 24, 2006, National City Corporation completed the consolidation of its subsidiary banks under a single national bank charter outside our district, thereby terminating their membership in our Bank. Therefore, we can no longer make Advances to our former members owned by National City Corporation or purchase mortgages from them. However, current Advances and mortgage loans purchased will remain outstanding until maturity or prepayment. At September 30, 2006, we held $503.3 million par value of Advances to the subsidiaries formerly in our district, which represented 2.2% of our total Advances, at par, compared to $1.6 billion par value of Advances, which represented 6.1% of our total Advances, at par, at December 31, 2005. At September 30, 2006, we had $1.1 billion of mortgage loans purchased from them, which represented 11.5% of our total mortgage loans. In addition, we are required to repurchase any outstanding capital stock owned by the subsidiary of National City Corporation that was in our district no later than five years after the date of termination of their charter in our district. At September 30, 2006, they had $102.7 million of capital stock outstanding, or 5.1% of our total regulatory capital stock which includes Capital stock and mandatorily redeemable capital stock.

On September 19, 2006, our member, IUBT, sold the loan origination platform and related headquarters operations of its subsidiary, IMC, to Freedom Mortgage Corporation. We have been purchasing mortgage loans from IUBT that were originated by IMC. Although we can no longer purchase mortgage loans originated by IMC, our current mortgage loans from IUBT of $3.0 billion will remain outstanding until maturity or prepayment. Further, we can still make Advances to IUBT, or purchase mortgage loans from them that are originated by IUBT or another affiliate. However, we anticipate that mortgage purchase volume will be much less in the future.

Notwithstanding the loss of the ability to purchase loans from National City Corporation and the reduction of mortgages available for sale from IUBT due to the sale of IMC, we anticipate that we will be capable of meeting our MPP purchase goals for 2006.

On October 18, 2006, Sky Financial Group, Inc. announced the acquisition of our member, Union Federal Bank, and it’s parent company, Waterfield Mortgage, Inc. Therefore, we can no longer make Advances to Union Federal Bank. At September 30, 2006, we held $294.4 million par value of Advances to them, which represented 1.3% of our total Advances, at par. On October 18, 2006, Union Federal Bank prepaid all of these outstanding Advances. It still has $10.8 million in outstanding letters of credit that will expire in 2007 and 2012. In addition, we are required to repurchase any outstanding capital stock owned by Union Federal Bank no later than five years after the date of termination of their charter in our district. If the outstanding letters of credit are still outstanding at the redemption date, other arrangements will need to be made for those letters of credit which may include keeping some of Union Federal Bank’s capital stock outstanding to support that activity; replacing the letters of credit with substitute letters of credit from another financial institution; or transferring the existing letters of credit to another Federal Home Loan Bank. At September 30, 2006, Union Federal Bank had $53.6 million of Capital stock outstanding, or 2.6% of our total regulatory capital, which includes Capital stock and mandatorily redeemable capital stock.

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

Results of Operations for the Three and Nine Months Ended September 30, 2006 and 2005

The following table presents a summary of certain financial information as of and for the periods indicated:

Financial Highlights

($ amounts in thousands)

As of and for the Three Months ended,

	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005
Selected Statement of Condition Items at Period End

Total assets	$48,318,586	$49,665,337	$48,505,677	$48,091,921	$47,226,939
Advances	22,955,961	23,362,716	22,734,398	25,813,862	28,276,980
Mortgage loans held for portfolio	9,868,284	9,949,095	9,866,710	9,540,145	8,829,890
Held-to-maturity securities	6,777,476	6,848,536	6,781,905	6,819,879	6,645,445
Federal funds sold	7,718,000	7,726,000	7,576,000	4,655,000	2,824,000
COs
Discount Notes	9,391,109	11,407,244	9,347,654	9,366,878	8,377,270
CO Bonds (1)	34,744,243	34,233,286	34,721,755	34,971,804	34,701,345
Capital Stock, Class B-1 putable	1,909,522	2,173,298	2,162,368	2,156,426	2,141,461
Retained earnings	162,461	158,266	155,473	149,014	142,158
Total capital	2,069,776	2,329,357	2,315,634	2,303,233	2,281,417

Quarterly Operating Results
Net interest income.	48,415	52,566	55,192	55,397	55,856
Other income (loss)	306	(1,710)	(300)	(3,656)	20,598
Other expense	9,333	10,776	11,024	11,717	10,153
Assessments	10,525	10,646	11,666	10,656	17,625
Net income	28,863	29,434	32,202	29,368	48,676

Other Data
Return on average equity	5.44%	5.09%	5.66%	5.08%	8.62%
Return on average assets	0.24%	0.24%	0.28%	0.25%	0.41%
Weighted average dividend rate, Class B-1 stock	4.50%	5.00%	4.75%	4.25%	4.50%
Total capital ratio (at period end)	4.28%	4.69%	4.77%	4.78%	4.83%
Total regulatory capital ratio (at period end)	4.53%	4.72%	4.80%	4.88%	4.93%
Duration gap (in months)	1.4	1.8	2.2	2.2	1.8

(1)	The par amount of the outstanding COs for all 12 Federal Home Loan Banks was as follows ($ amounts in thousands):

September 30, 2006	$958,023,241
June 30, 2006	958,569,973
March 31, 2006	935,827,908
December 31, 2005	937,459,530
September 30, 2005	920,370,863

The following table presents average balances, interest, and average rates of major earning asset categories and the sources funding those earning assets for the three months ended September 30, 2006, and 2005:

Average Balances, Interest and Average Rates

($ amounts in thousands)

Three months ended September 30,

	2006			2005
	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate
Assets
Interest-bearing deposits	$1,061,962	$14,494	5.41%	$326,728	$2,801	3.40%
Federal funds sold	7,448,913	100,120	5.33%	2,446,011	21,328	3.46%
Trading security (1)	15,242	212	5.52%	59,101	988	6.63%

Available-for-sale securities (2)	—	—	—	646,188	7,249	4.45%
Held-to-maturity securities	6,838,882	80,854	4.69%	6,508,999	68,566	4.18%
Advances (2)	22,544,025	307,405	5.41%	27,998,028	262,921	3.73%
Mortgage loans held for portfolio	9,941,417	126,093	5.03%	8,957,556	116,966	5.18%
Loans to other Federal Home Loan Banks	543	7	5.11%	870	9	4.10%

Total Interest-earning assets	47,850,984	629,185	5.22%	46,943,481	480,828	4.06%
Other assets	428,462			335,592

Total assets	$48,279,446			$47,279,073

Liabilities and Capital
Interest-bearing deposits	$1,185,951	15,255	5.10%	$979,851	8,252	3.34%
Other borrowings	5,415	74	5.42%	598	5	3.32%
Discount Notes	9,846,212	129,303	5.21%	9,171,580	77,988	3.37%
CO Bonds (2)	34,371,073	435,212	5.02%	34,057,323	338,293	3.94%
Mandatorily redeemable capital stock	90,977	926	4.04%	37,972	435	4.54%

Total interest-bearing liabilities	45,499,628	580,770	5.06%	44,247,324	424,973	3.81%
Other liabilities	673,117			790,471
Total capital	2,106,701			2,241,278

Total liabilities and capital	$48,279,446			$47,279,073

Net interest income and net spread on interest-earning assets less interest-bearing liabilities		$48,415	0.16%		$55,855	0.25%

Net interest margin	0.40%			0.47%

Average interest-earning assets to interest-bearing liabilities	1.05			1.06

(1)	Interest income and average rates exclude the effect of associated interest rate exchange agreements as the net interest expense associated with such agreements is recorded in Other income (loss) in the Statement of Income. Including the effects of these interest rate exchange agreements, the average rate on the trading security was 5.50% and 3.68% for the three months ended September 30, 2006, and 2005, respectively.
(2)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements to the extent such agreements qualify for SFAS 133 fair value hedge accounting. Net settlements on interest rate exchange agreements on economically hedged available-for-sale securities are included in Net gain (loss) on derivatives and hedging activities and total $0 and $2.1 million for the three months ended September 30, 2006, and 2005, respectively.

The following table presents average balances, interest, and average rates of major earning asset categories and the sources funding those earning assets for the nine months ended September 30, 2006, and 2005:

Average Balances, Interest and Average Rates

($ amounts in thousands)

Nine Months ended September 30,

	2006			2005
	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate
Assets
Interest-bearing deposits	$1,070,824	$39,708	4.96%	$357,913	$7,593	2.84%
Federal funds sold	6,403,070	238,401	4.98%	2,468,220	54,240	2.94%
Trading security (1)	27,036	1,305	6.45%	70,829	3,498	6.60%

Available-for-sale securities (2)	—	—	—	930,523	31,853	4.58%
Held-to-maturity securities	6,825,638	233,137	4.57%	6,333,362	204,568	4.32%
Advances (2)	23,036,292	870,049	5.05%	26,698,299	667,935	3.34%
Mortgage loans held for portfolio	9,853,635	381,929	5.18%	8,724,792	326,999	5.01%
Loans to other Federal Home Loan Banks	366	14	5.11%	3,462	73	2.82%

Total Interest-earning assets	47,216,861	1,764,543	5.00%	45,587,400	1,296,759	3.80%
Other assets	421,014			320,624

Total assets	$47,637,875			$45,908,024

Liabilities and Capital
Interest-bearing deposits	$1,189,241	$42,334	4.76%	$992,910	$21,179	2.85%
Other borrowings	3,424	133	5.19%	1,300	26	2.67%
Discount Notes	8,724,862	318,424	4.88%	9,793,262	211,965	2.89%
CO Bonds (2)	34,711,171	1,246,066	4.80%	32,047,775	894,171	3.73%
Mandatorily redeemable capital stock	43,772	1,413	4.32%	34,310	1,100	4.29%

Total interest-bearing liabilities	44,672,470	1,608,370	4.81%	42,869,557	1,128,441	3.52%
Other liabilities	721,789			835,807
Total capital	2,243,616			2,202,660

Total liabilities and capital	$47,637,875			$45,908,024

Net interest income and net spread on interest-earning assets less interest-bearing liabilities		$156,173.19%			$168,318.28%

Net interest margin	0.44%			0.49%

Average interest-earning assets to interest-bearing liabilities	1.06			1.06

(1)	Interest income and average rates exclude the effect of associated interest rate exchange agreements as the net interest expense associated with such agreements is recorded in Other income (loss) in the Statement of Income. Including the effects of these interest rate exchange agreements, the average rate on the trading security was 5.14% and 3.21% for the nine months ended September 30, 2006, and 2005, respectively.

(2)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements to the extent such agreements qualify for SFAS 133 fair value hedge accounting. Net settlements on interest rate exchange agreements on economically hedged available-for-sale securities are included in Net gain (loss) on derivatives and hedging activities and total $0 and $(13.8) million for the nine months ended September 30, 2006, and 2005, respectively.

Results of Operations for the three months ended September 30, 2006, and 2005

Net Income

Net Income totaled $28.9 million for the three months ended September 30, 2006, a decrease of 40.7%, compared to $48.7 million for the three months ended September 30, 2005. The following factors contributed to this decrease in Net income:

•	Net interest income decreased by $7.4 million for the three months ended September 30, 2006, compared to the same period in 2005. The factors impacting Net interest income are addressed separately below under “Net Interest Income.”

•	Other income (loss) decreased by $20.3 million for the three months ended September 30, 2006, compared to the same period in 2005. In the three months ended September 30, 2005, we sold $797.0 million par value of available for sale securities at a realized gain of $17.1 million. The $4.1 million decrease in the Net gain (loss) on derivatives and hedging activities was primarily the result of the one-sided mark on the derivatives tied to these available-for-sale securities in 2005 that did not qualify for hedge accounting. These decreases were partially offset by a $0.9 million decrease in Net loss on trading security for the three months ended September 30, 2006.

These factors were partially offset by the following:

•	Total assessments for AHP and REFCORP decreased by $7.1 million for the three months ended September 30, 2006, consistent with the lower level of Income Before Assessments.

•	Other expenses decreased by $0.8 million for the three months ended September 30, 2006, compared to the same period in 2005, mainly due to decreased salary expenses resulting from a decrease in the incentive compensation accrual and lower benefits and Other operating expenses due to cost-cutting measures.

Net Interest Income

Net interest income was $48.4 million for the three months ended September 30, 2006, a decrease of $7.4 million compared to the same period in 2005. The following factors impacted Net interest income:

•	The spread between the yield on earning assets and liabilities decreased to 0.16% for the three months ended September 30, 2006, compared to 0.25% for the three months ended September 30, 2005, primarily due to the flattening yield curve, and recent trends in market interest rates. The spread for the three months ended September 30, 2005, was also high relative to the three months ended September 30, 2006, because of the effect of accounting for available-for-sale investments. In accordance with SFAS 133, the corresponding interest rate swaps that economically offset the available-for-sale investments did not qualify for hedge accounting and the associated interest rate swap income and expense were recorded in Other income (loss). All of the available-for-sale investments were sold and their corresponding interest rate swaps were terminated in 2005. The imputed decrease in Net interest income due to the decreased spread was approximately $10.7 million. This was partially offset by the growth in our assets that resulted in an increase of approximately $0.6 million.

•

Our average cost of funds increased by 125 basis points for the three months ended September 30, 2006, compared to the three months ended September 30, 2005, from 3.81% to 5.06%. Since we earn interest on the investment of capital and any noninterest-bearing liabilities, Net interest income is positively impacted as interest rates rise, and we earn a higher return on our net equity. The imputed increase in Net interest income due to the increase in the cost of funds was approximately $7.1 million. Average capital decreased by $134.6 million and noninterest-bearing liabilities net of noninterest-bearing assets decreased by $210.2 million. The combined effect of these decreases resulted in an imputed decrease of $4.4 million.

Results of Operations for the Nine months ended September 30, 2006 and 2005

Net Income

Net Income totaled $90.5 million for the nine months ended September 30, 2006, a decrease of 26.6% from $123.2 million for the nine months ended September 30, 2005. The following factors contributed to this decrease in Net income:

•	Net interest income decreased by $12.1 million for the nine months ended September 30, 2006, compared to the same period in 2005. The factors impacting Net interest income are addressed separately below under “Net Interest Income.”

•	Other income (loss) decreased $30.3 million for the nine months ended September 30, 2006, compared to the same period in 2005. In the nine months ended September 30, 2005, we sold $946.3 million par value of available for sale securities at a Realized gain of $19.6 million. The $13.6 million decrease in the Net gain (loss) on derivatives and hedging activities was primarily the result of the one-sided mark on the derivatives tied to these available-for-sale securities in 2005 that did not qualify for hedge accounting. These decreases were partially offset by a $3.1 million decrease in Net loss on trading security for the nine months ended September 30, 2006.

•	Other expenses increased by $2.0 million for the nine months ended September 30, 2006, compared to the same period in 2005, mainly as a result of higher benefit expenses due to increased retirement fund contributions and accruals, and higher Salaries and benefits from staff increases that were partially offset by the reduced incentive compensation accrual discussed in the previous “Net Income” section.

These factors were partially offset by the decrease of $11.8 million in assessments for AHP and REFCORP for the nine months ended September 30, 2006, consistent with the lower level of Income Before Assessments.

Net Interest Income

Net interest income was $156.2 million for the nine months ended September 30, 2006, a decrease of $12.1 million compared to the same period in 2005. The following factors impacted Net interest income:

•	The spread between the yield on earning assets and liabilities decreased to 0.19% for the nine months ended September 30, 2006, compared to 0.28% for the same period in 2005, primarily due to the flattening yield curve, and recent trends in market interest rates. The spread for the nine months ended September 30, 2005, was also high relative to the nine months ended September 30, 2006, because of the effect of accounting for available-for-sale investments. In accordance with SFAS 133, the corresponding interest rate swaps that economically offset the available-for-sale investments did not qualify for hedge accounting and the associated interest rate swap income and expense were recorded in Other income (loss). All of the available-for-sale investments were sold and their corresponding interest rate swaps were terminated in 2005. The imputed decrease in Net interest income due to the decreased spread was approximately $30.9 million. This was partially offset by the growth in our assets that resulted in an increase of approximately $3.6 million.

•	Our average cost of funds increased by 129 basis points for the nine months ended September 30, 2006, compared to the same period in 2005, from 3.52% to 4.81%. Since we earn interest on the investment of capital and any noninterest-bearing liabilities, Net interest income is positively impacted as interest rates rise, and we earn a higher return on our net equity. The imputed increase in Net interest income due to the increase in the cost of funds was approximately $21.3 million. Average capital increased by $40.9 million and noninterest-bearing liabilities net of noninterest-bearing assets decreased by $214.4 million. The combined effect of these changes resulted in an imputed decrease of $6.2 million.

Changes in both volume and interest rates influence changes in Net interest income and net interest margin. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes have been allocated to the volume and rate categories based upon the proportion of the volume and rate changes. The following table summarizes changes in interest income and interest expense between the three and nine months ended September 30, 2006, and 2005:

Rate and Volume Analysis

($ amounts in thousands)

	For the Three Months ended, September 30,			For the Nine Months ended, September 30,
	2006 over 2005			2006 over 2005
	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in interest income
Advances	$(58,189)	$102,673	$44,484	$(101,517)	$303,631	$202,114
Interest-bearing deposits	9,257	2,436	11,693	23,348	8,767	32,115
Federal funds sold	62,299	16,493	78,792	128,291	55,870	184,161
Trading security	(633)	(143)	(776)	(2,116)	(77)	(2,193)
Available-for-sale securities	(7,249)	—	(7,249)	(31,853)	—	(31,853)
Held-to-maturity securities	3,600	8,688	12,288	16,426	12,143	28,569
Mortgage loans held for portfolio	12,555	(3,428)	9,127	43,452	11,478	54,930
Loans to other Federal Home Loan Banks	(4)	2	(2)	(93)	34	(59)

Total	21,636	126,721	148,357	75,938	391,846	467,784

Increase (decrease) in interest expense
Discount Notes	6,108	45,207	51,315	(25,301)	131,760	106,459
CO Bonds	3,144	93,775	96,919	79,100	272,795	351,895
Deposits	1,997	5,006	7,003	4,827	16,328	21,155
Mandatorily redeemable capital stock	545	(54)	491	305	8	313
Other borrowings	64	5	69	68	39	107

Total	11,858	143,939	155,797	58,999	420,930	479,929

Increase (decrease) in Net interest income	$9,778	$(17,218)	$(7,440)	$16,939	$(29,084)	$(12,145)

Earnings Analysis

The following table presents changes in the components of our earnings for the three and nine months ended September 30, 2006, and 2005:

Change in Earnings Components

($ amounts in thousands)

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2006 vs. 2005		2006 vs. 2005
	$ change	% change	$ change	% change
Increase (decrease) in
Interest income	$148,357	30.8%	$467,784	36.1%
Interest expense	155,797	36.7%	479,929	42.5%

Net interest income	(7,440)	(13.3)%	(12,145)	(7.2)%

Other income (loss)	(20,293)	(98.5)%	(30,315)	(105.9)%
Other expense	(820)	(8.1)%	2,037	7.0%

Income before assessments	(26,913)	(40.6)%	(44,497)	(26.5)%

AHP	(2,148)	(39.4)%	(3,601)	(26.1)%
REFCORP	(4,953)	(40.7)%	(8,179)	(26.5)%

Total assessments	(7,101)	(40.3)%	(11,780)	(26.4)%

Net income	$(19,812)	(40.7)%	$(32,717)	(26.5)%

Other Income

The following table presents a breakdown of Other income (loss) for the three and nine months ended September 30, 2006, and 2005, and an analysis of the changes in the components of these income items:

Analysis of Other Income (Loss)

($ amounts in thousands)

	For the Three Months ended September 30,				For the Nine Months ended September 30,
	2006	2005	2006 vs. 2005		2006	2005	2006 vs. 2005
			$ Amt	% change			$ Amt	% change
Service fees	$356	$383	$(27)	(7.0)%	$1,048	$1,133	$(85)	(7.5)%
Net realized gain from sale of available-for-sale securities	—	17,057	(17,057)	(100.0)%	—	19,621	(19,621)	(100.0)%
Net loss on trading security	(134)	(999)	865	86.6%	(746)	(3,833)	3,087	80.5%
Net gain (loss) on derivatives and hedging activities	(324)	3,755	(4,079)	(108.6)%	(3,208)	10,437	(13,645)	(130.7)%
Other, net	408	403	5	1.2%	1,202	1,253	(51)	(4.1)%

Total other income (loss)	$306	$20,599	$(20,293)	(98.5)%	$(1,704)	$28,611	$(30,315)	(105.9)%

The decrease in Other income (loss) for the three months ended September 30, 2006, compared to the same period in 2005, was primarily due to the decrease in the Net gain from the sale of available-for-sale securities of $17.1 million, and the impact of economic hedge relationships that were utilized in 2005 but terminated prior to 2006, that resulted in a decrease in the Net gain (loss) on derivatives and hedging activities of $4.1 million, partially offset by a $0.9 million increase caused by the reduction in the Net loss on the trading security.

The decrease in Other income (loss) for the nine months ended September 30, 2006, compared to the same period in 2005, was primarily due to the decrease in the Net gain from the sale of available-for-sale securities of $19.6 million, and the impact of economic hedge relationships that were utilized in 2005 but terminated prior to 2006, that resulted in a decrease in the Net gain (loss) on derivatives and hedging activities of $13.6 million, partially offset by a $3.1 million increase caused by the reduction in the Realized net gain (loss) on the trading security.

The following tables present the components of the change in the Net gain (loss) on derivatives and hedging activities by type of hedge and type of product:

Components of Net Gain (Loss) on Derivatives and Hedging Activities

By Hedge

($ amounts in thousands)

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2006	2005	2006	2005
Fair Value Hedges
Net gain (loss) due to ineffectiveness on
Advances	$642	$97	$(293)	$422
MPP	5	1,416	684	563
CO Bonds	(636)	589	(1,252)	(1,072)

Net gain (loss) on fair value hedges	11	2,102	(861)	(87)

Non SFAS 133/Economic Hedges
Net interest receipt (payment) settlements(1)
Advances	2	(4)	23	(11)
Investments	5	(2,568)	(274)	(15,653)
CO Bonds	(276)	—	(1,031)	—
Intermediary	—	—	—	4

Net settlements	(269)	(2,572)	(1,282)	(15,660)

SFAS 133 derivative fair value gain (loss) adjustments
Advances	(7)	9	(11)	4
Investments	7	5,066	184	29,638
CO Bonds	243	(338)	474	(773)
Intermediary	—	—	—	(4)
MPP delivery commitments	(309)	(512)	(1,712)	(2,681)

Fair value adjustments	(66)	4,225	(1,065)	26,184
Net gain (loss) on economic hedges	(335)	1,653	(2,347)	10,524

Net gain (loss) on derivatives and hedging activities	$(324)	$3,755	$(3,208)	$10,437

(1)	Net settlements represent the net interest payments or receipts on interest rate exchange agreements for hedges not receiving fair value hedge accounting.

Net Gain (Loss) on Derivatives and Hedging Activities

By Product

($ amounts in thousands)

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2006	2005	2006	2005
Advances	$637	$102	$(281)	$415
Investments	12	2,498	(90)	13,985
MPP	(304)	904	(1,028)	(2,118)
CO Bonds	(669)	251	(1,809)	(1,845)

Net gain (loss) on derivatives and hedging activities	$(324)	$3,755	$(3,208)	$10,437

Other Expense

The following table presents a breakdown of Total Other expense for the three and nine months ended September 30, 2006, and 2005, and an analysis of the changes in the components of these expenses:

Analysis of Other Expense

($ amounts in thousands)

	For the Three Months ended September 30,				For the Nine Months ended September 30,
	2006	2005	2006 vs. 2005		2006	2005	2006 vs. 2005
			$ Amt	% change			$ Amt	% change
Salaries and benefits	$5,883	$6,362	$(479)	(7.5)%	$19,657	$17,749	$1,908	10.7%
Other operating expenses	2,151	2,573	(422)	(16.4)%	7,494	7,557	(63)	(0.8)%
Finance Board and Office of Finance Expenses	759	728	31	4.3%	2,344	2,350	(6)	(0.3)%
Other	540	490	50	10.2%	1,638	1,440	198	13.7%

Total Other expense	$9,333	$10,153	$(820)	(8.1)%	$31,133	$29,096	$2,037	7.0%

The decrease in Total Other expense for the three months ended September 30, 2006, of $0.8 million compared to the same period in 2005, was primarily due to lower Salaries and benefits resulting from a decrease in the incentive compensation accrual based on a projected lower attainment of incentive compensation goals, and lower Other operating expenses due to cost–cutting measures. These measures included reduced training budgets and outside expert expenses. Further, we anticipate taking additional steps to reduce Total Other expense.

The increase in Total Other expense for the nine months ended September 30, 2006, of $2.0 million compared to the same period in 2005, was primarily a result of higher benefit expenses due to increased retirement fund contributions and accruals, as well as higher Salaries and benefits due to staff increases that were partially offset by the reduced incentive compensation accrual discussed above.

On October 20, 2006, our board adopted an early retirement incentive for 28 employees who had or would reach age 50 by December 15, 2006, with at least 10 years of service. It is not yet known how many of these eligible employees, including the Chief Executive Officer, Chief Financial Officer and Senior Vice President – Information Systems and Operations, will accept this incentive. It is anticipated that the early retirement incentive will increase Other expenses for Salaries and benefits by year end but will result in a decrease in Total Other expenses in the future due to lower retirement fund contributions and accruals, and current salaries. For more information, see our Current Report on Form 8-K filed on October 27, 2006.

AHP and REFCORP Payments

Although the Federal Home Loan Banks are not subject to federal or state income taxes, the financial obligations of AHP contributions and REFCORP payments are statutorily required.

AHP. The Federal Home Loan Banks are required to contribute, in the aggregate, the greater of $100 million or 10% of their net earnings, before interest expense for mandatorily redeemable capital stock that is classified as debt, and after the REFCORP assessments to fund the AHP. The AHP expense for the three and nine months ended September 30, 2006, was $3.3 million and $10.2 million, respectively, compared to $5.5 million and $13.8 million for the same periods in 2005. The decrease is consistent with the lower level of Income Before Assessments for the three and nine months ended September 30, 2006.

REFCORP. With the Financial Services Modernization Act of 1999, Congress established a fixed payment of 20% of Net Income after the AHP obligation as the REFCORP payment beginning in 2000 for each Federal Home Loan Bank. The fixed percentage replaced a fixed-dollar annual aggregate payment of $300 million, which had previously been divided among the 12 Federal Home Loan Banks through a complex allocation formula. The law also calls for an adjustment to be made to the total number of REFCORP payments due in future years so that, on a present value basis, the combined REFCORP payments of all 12 Federal Home Loan Banks are equal in amount to what had been required under the previous calculation method. The 20% fixed percentage REFCORP rate applied to earnings resulted in expenses of $7.2 million and $22.6 million for the three and nine months ended September 30, 2006, respectively, compared to $12.2 million and $30.8 million for the same periods in 2005. The decrease is consistent with the lower level of Income Before Assessments for the three and nine months ended September 30, 2006.

Business Segments

We manage our business by grouping the income and expenses from our products and services within two business segments:

•	Traditional Funding, Investments and Deposit Products which includes the effects of premium and discount amortization and the impact of net interest settlements related to interest rate exchange agreements, such as Advances, investments, and the borrowing costs related to those assets. It also includes the borrowing costs related to holding Deposit products for members and other miscellaneous borrowings as well as all other miscellaneous income and expense not associated with the MPP.

•	MPP which is derived primarily from the difference, or spread, between the net yield on mortgage loans, including the direct effects of premium and discount amortization in accordance with SFAS 91, and the borrowing costs related to those loans. Direct MPP expenses are also included.

The following tables set forth our financial performance by operating segment for the three and nine months ended September 30, 2006, and 2005:

Traditional Funding, Investments and Deposit Products

($ amounts in thousands)

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2006	2005	2006	2005
Net interest income	$41,124	$38,932	$120,708	$121,364
Other income (loss)	609	19,695	(676)	30,729
Other expenses	8,391	9,235	28,229	26,204

Income Before Assessments	33,342	49,392	91,803	125,889

AHP	2,815	4,077	7,638	10,389
REFCORP	6,106	9,063	16,833	23,100

Total assessments	8,921	13,140	24,471	33,489

Net Income	$24,421	$36,252	$67,332	$92,400

The decrease in Net Income for TFIDP of $11.8 million for the three months ended September 30, 2006, compared to the same period in 2005, was mainly due to the decrease in Other income (loss) that primarily resulted from the sale of our available-for sale securities in 2005.

The decrease in Net Income for TFIDP of $25.1 million for the nine months ended September 30, 2006, compared to the same period in 2005, was primarily due to the decrease in Other income (loss) that mainly resulted from the sale of our available-for sale securities in 2005 and adjustments made in accordance with SFAS 133 that resulted in decreases in the Net gain (loss) on derivatives and hedging activities.

MPP

($ amounts in thousands)

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2006	2005	2006	2005
Net interest income	$7,291	$16,923	$35,465	$46,954
Other income (loss)	(303)	904	(1,028)	(2,118)
Other expenses	942	918	2,904	2,892

Income Before Assessments	6,046	16,909	31,533	41,944

AHP	494	1,380	2,574	3,424
REFCORP	1,110	3,106	5,792	7,704

Total assessments	1,604	4,486	8,366	11,128

Net Income	$4,442	$12,423	$23,167	$30,816

The decrease in Net Income for MPP of $8.0 million for the three months ended September 30, 2006, compared to the same period in 2005 were primarily due to declining spreads that were impacted by increased amortization of premium and SFAS 133 basis adjustments.

The decrease in Net Income for MPP of $7.6 million for the nine months ended September 30, 2006, compared to the same period in 2005 was primarily due to narrower spreads that resulted from a flatter yield curve and recent trends in market interest rates, increased use of term debt and higher costing liabilities relative to the rate on earning assets, partially offset by a decrease in amortization of premium and SFAS 133 basis adjustments.

Analysis of Financial Condition

Advances

Advances at par decreased by $2.9 billion or 11.0% to $23.0 billion during the first nine months of 2006, compared to $25.9 billion at December 31, 2005. This decrease was caused by reduced demand for wholesale funding, primarily by our large members, and the fluctuation in demand caused by our members’ funding needs related to their mortgage pipelines. We expect that Advances to bank and thrift members may continue to decrease due to changes in the competitive landscape, the state of the housing market in our district states of Indiana and Michigan, and the recent loss of some of our commercial bank members. However, Advances to insurance company members have increased steadily and may partially offset this decline.

A breakdown of Advances, by primary product line, as of September 30, 2006, and December 31, 2005, is provided below:

Advances by Product Line

($ amounts in thousands, at par)

	September 30, 2006		December 31, 2005
	$ amount	% of Total	$ amount	% of Total
Fixed-rate bullet	$16,172,602	70.2%	$15,295,292	59.0%
Putable	3,198,550	13.9%	4,464,900	17.2%
Adjustable (1)	1,899,836	8.2%	2,292,440	8.9%
Variable-rate	548,953	2.4%	2,621,648	10.1%
Fixed-rate amortizing	1,228,124	5.3%	1,232,556	4.8%

Total Advances	$23,048,065	100.0%	$25,906,836	100.0%

(1)	Includes two outstanding Advances with a total par of $15 million modified (in accordance with Emerging Issues Task Force 01-07, Creditor’s Accounting for a Modification or Exchange of Debt Instruments) from Putable Advances to Adjustable Advances with $0.81 million, and $0.94 million in remaining deferred fees outstanding as of September 30, 2006, and December 31, 2005, respectively.

The significant changes in composition that occurred in Fixed-rate bullet, Putable and Variable-rate Advances were related to the interest rate environment for the first nine months of 2006.

Short-term Investments

Our short-term investments provide efficient utilization of capital and enhanced liquidity. As of September 30, 2006, short-term investments, comprised of interest-bearing deposits and federal funds sold, totaled $8.4 billion, an increase of $2.8 billion from December 31, 2005, primarily due to an increase of $3.1 billion in federal funds sold in order to utilize balance sheet capacity and take advantage of investment opportunities.

Mortgage Loans Held for Portfolio, Net

We purchase mortgage loans from our members through our MPP. At September 30, 2006, after considering the effects of premiums, discounts and SFAS 133 basis adjustments, we held $9.9 billion in mortgage loans purchased from our members, compared to $9.5 billion at December 31, 2005. Currently, we are managing this portfolio in accordance with our strategic plan, which projects a balance of just under $10.0 billion at year-end 2006. In general, some of the factors that impact the volume of mortgage loans purchased through the MPP include the general level of housing activity in the U.S., the level of refinancing activity, and consumer product preferences.

The following table presents the composition of our outstanding purchased mortgage loans at September 30, 2006, and December 31, 2005:

Mortgage Loans held for Portfolio

($ amounts in thousands)

	September 30, 2006	December 31, 2005
Unpaid principal balance	$9,830,101	$9,487,744
Deferred net premium	13,677	19,355
Basis adjustments from terminated fair value hedges, and loan commitments.	24,506	33,046

Total mortgage loans held for portfolio	$9,868,284	$9,540,145

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

Deposits

Demand and overnight deposits were $1.4 billion at September 30, 2006, an increase of $0.6 billion compared to $0.8 billion at December 31, 2005. These deposits represent a relatively small portion of our funding, and they vary depending upon market factors, such as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members’ investment preferences with respect to the maturity of their investments, collateral flows, and member liquidity.

Consolidated Obligations

At September 30, 2006, the carrying values of CO Bonds and Discount Notes issued on our behalf totaled $34.7 billion and $9.4 billion, respectively, compared to $35.0 billion and $9.4 billion, respectively, at December 31, 2005.

Derivatives

As of September 30, 2006 and December 31, 2005, we had derivative assets with market values of $114.4 million and $97.1 million, respectively, and derivative liabilities with market values of $105.5 million and $193.4 million, respectively. These differences reflect the impact of interest rate changes that affected the market value of our derivatives and swap terminations. We record all derivative financial instruments on the Statement of Condition at their fair value with changes in the fair value of all derivatives recorded through earnings.

The principal derivative instruments we use are interest-rate swaps and to-be-announced mortgage-backed securities (“TBAs”). We classify interest-rate swaps as derivative assets or liabilities according to the net fair value of the interest-rate swaps with each counterparty. Because these swaps are covered by a master netting agreement, they are classified as an asset if the net fair value of the interest rate swaps with a counterparty is positive or as a liability if the net fair value of the interest rate swaps with a counterparty is negative. TBAs are not covered by a master netting agreement and are recorded as a derivative asset or liability as required by SFAS 133 based upon fair value. Increases and decreases in the fair value of each of these instruments are primarily caused by market changes in the derivative’s underlying interest rate index.

Capital

Total capital decreased to $2.1 billion at September 30, 2006, compared to $2.3 billion at December 31, 2005. The decrease of $0.2 billion during the nine months ended September 30, 2006 was primarily due to the repurchase of excess stock discussed below and the reclassification of $0.1 billion of mandatorily redeemable capital stock primarily related to the loss of our former member, a subsidiary of National City Corporation. These decreases were partially offset by an increase of $37.8 million due to the sale of stock to our members and the increase in Retained earnings, discussed below, of $13.4 million.

As of September 30, 2006, $662.4 million or 33% of our total regulatory stock balance was comprised of stock not required as a condition of membership or to support services to members, compared to $686.4 million or 31% at December 31, 2005. We generally will not redeem or repurchase member capital stock until five years after either the membership is terminated or we receive a notice of withdrawal from membership. If we receive a request to redeem excess stock, we are not required to redeem or repurchase such excess stock until the expiration of the five-year redemption period. However, we reserve the right to repurchase, and have repurchased, excess stock from any member, without a member request, and at our discretion, upon 15 days’ notice to the member. In the first quarter of 2006, in accordance with the provisions of the Bank’s Capital Plan, we voluntarily repurchased $34.7 million of excess stock held by former members that was classified on our Statement of Condition as mandatorily redeemable capital stock. See “Mandatorily Redeemable Capital Stock” herein.

In the third quarter of 2006, we voluntarily repurchased $175.0 million of excess stock held by shareholders. This action was undertaken as part of our capital management process. Prior to this transaction, the Total capital-to-asset ratio and Total regulatory capital-to-asset ratio at June 30, 2006, were 4.69% and 4.72%, respectively, both well above the regulatory requirement of 4.00%. See our Current Report of Form 8-K that was filed on June 13, 2006.

Due to these reductions in capital stock, our MBS portfolio currently exceeds the regulatory limit of three times our Total regulatory capital, consisting of Total Capital plus mandatorily redeemable capital stock. We were in compliance with the regulatory limit at the time we purchased our current MBS, so we are not required to sell any of our MBS and are not considered to be out of compliance with the regulatory limit. However, we are precluded from purchasing additional MBS until the outstanding principal amount of our current holdings falls below three times our total regulatory capital.

In the fourth quarter of 2006, our board approved the repurchase of up to $100 million par value of excess stock held by shareholders as of September 30, 2006. As with the voluntary stock repurchase mentioned above that was done in the third quarter of 2006, this action was undertaken as a part of our capital management process.

Retained Earnings

Retained earnings equaled $162.5 million at September 30, 2006, an increase of $13.4 million compared to December 31, 2005. The following table quantifies the net change in Retained earnings:

Net Income versus Dividends Paid

($ amounts in thousands)

	For the Nine Months ended September 30,
	2006	2005
Net Income	$90,499	$123,216
Dividends paid	(76,679)	(65,963)
Mandatorily redeemable capital stock distributions	(373)	(90)

Change in Retained earnings	$13,447	$57,163

We adopted a formal Retained earnings policy in 2004 in response to an August 2003 Advisory Bulletin by the Finance Board that required implementation of the policy and provided guidance on capital management and Retained earnings. This policy established factors for our board to use in determining the amount of earnings to retain. One factor is a Retained earnings target that is comprised of market, credit, operations, and accounting risk components. In addition, a supplemental allowance of 10% of the Retained earnings target may be established. The Retained earnings target reflects a minimum Retained earnings balance after the quarterly dividend is paid. At September 30, 2006, the Retained earnings target was $129.0 million. The supplemental allowance was $12.9 million. The Retained earnings balance at September 30, 2006, adjusted for the third quarter dividend of $24.4 million that was declared in October 2006, was $138.1 million. While the Retained earnings target is a factor in determining the appropriate Retained earnings balance, our board also takes into consideration additional factors including, but not limited to, the impact on our members and the stability of stock and membership levels.

Over time, and as our risk profile changes, we may continue to increase Retained earnings subject to possible regulatory action. See “Recent Accounting and Regulatory Developments – Regulatory Developments – Proposed Excess Stock Limitations and Retained Earnings Requirements” herein.

Liquidity and Capital Resources

Liquidity

On July 20, 2006, the Federal Reserve Board began requiring the Federal Reserve Banks to release interest and principal payments on securities issued by government–sponsored enterprises (“GSEs”) and international organizations only when the issuer’s Federal Reserve account contains sufficient funds to cover these payments. The Federal Reserve Banks had been processing and posting these payments to depository institutions’ Federal Reserve accounts by 9:15 a.m. Eastern Time, the same posting time as for U.S. Treasury interest and principal payments, even if the issuer had not fully funded its payments. On June 23, 2006, we, along with the eleven other Federal Home Loan Banks and the Office of Finance, entered into the Federal Home Loan Banks P&I Funding and Contingency Plan Agreement. See our Current Report on Form 8-K filed with the SEC on June 27, 2006. There has been no significant impact to our business as a result of this requirement.

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

Our primary sources of liquidity are short-term investments and the issuance of new COs in the form of CO Bonds and Discount Notes. See “Business – Funding Sources” in our Registration Statement for a detailed discussion of our COs and the joint and several liability of all of the Federal Home Loan Banks for these COs. COs enjoy favorable status as GSE-issued debt; however, they are not obligations of the United States government, and the United States government does not guarantee them. As of September 30, 2006, the COs were rated Aaa/P-1 by Moody’s and AAA/A-1+ by S&P, reflecting the likelihood of timely payment of principal and interest on the COs. Their GSE-issuer status and these ratings have historically provided excellent access to the capital markets for the Federal Home Loan Banks. In addition, under certain circumstances, the U.S. Treasury may acquire up to $4 billion of the Federal Home Loan Banks’ COs, which would offer additional liquidity to the Federal Home Loan Banks, if needed. See “Risk Factors – Our Credit Rating Could be Lowered” in our Registration Statement for a discussion of events that could have a negative impact on the rating of these COs.

We maintain a contingency liquidity plan designed to enable us to meet our obligations and the liquidity needs of our members in the event of operational disruptions at the Federal Home Loan Banks or the Office of Finance, or short-term capital market disruptions. Our regulatory liquidity requirement is to maintain at least five business days of liquidity without access to the capital markets. In accordance with our contingency liquidity plan, we might be required to rely upon asset-based liquid reserves to meet our cash flow obligations. Member deposits and other short-term borrowings, such as federal funds purchased, securities sold under agreements to repurchase, and loans from other Federal Home Loan Banks provide sources of liquidity. On a daily basis, we model our cash commitments and expected cash flows to determine our liquidity position.

Our cash and short-term investment portfolio, including federal funds and certificates of deposit, totaled $8.4 billion at September 30, 2006, and $5.6 billion at December 31, 2005. The maturities of these short-term investments provide cash flows to support our ongoing liquidity needs.

Capital Resources

The following table presents minimum capital ratios, permanent and risk-based capital requirement amounts, and various leverage ratios as of September 30, 2006, and December 31, 2005:

Regulatory Capital Requirements

($ amounts in thousands)

	As of September 30, 2006	As of December 31, 2005
Minimum regulatory capital ratio requirement	4.00%	4.00%
Minimum regulatory capital requirement	$1,932,743	$1,923,677
Actual regulatory capital ratio (1)	4.53%	4.88%
Permanent capital (2)	$2,191,033	$2,349,014
Risk-based capital requirement	$508,539	$484,039
Minimum regulatory leverage ratio	5.00%	5.00%
Minimum regulatory leverage capital requirement	$2,415,929	$2,404,596
Actual regulatory leverage ratio	6.80%	7.33%
Actual regulatory leverage capital	$3,286,550	$3,523,520

(1)	The regulatory capital ratio is calculated by dividing permanent capital by total assets.
(2)	Permanent capital is defined as Retained earnings, Class B Stock, and mandatorily redeemable capital stock.

Mandatorily Redeemable Capital Stock.

At September 30, 2006, we had $119.1 million in capital stock subject to mandatory redemption from seven former members, compared to $43.6 million in capital stock subject to mandatory redemption from eight former members at December 31, 2005. This increase was primarily due to the reclassification of $102.7 million of Capital stock owned by our former member, a subsidiary of National City Corporation, partially offset by the voluntary repurchase, in accordance with our Capital Plan, of $34.7 million of excess stock during the first quarter of 2006 that was held by non-members that acquired the stock from former members through mergers or acquisitions.

In addition to the mandatorily redeemable capital stock, we had $39.8 million of excess stock subject to redemption requests outstanding from four members at September 30, 2006, and $11.6 million of excess stock subject to redemption requests outstanding from three members at December 31, 2005. Excess stock redemption requests are not subject to reclassification from equity to liability, as the requesting member may revoke its request at any time, without penalty, throughout the five-year waiting period, and the amount ultimately redeemed, if any, is contingent on the member meeting various stock requirements on the redemption date. These requests are not considered substantive in nature, and, therefore, these amounts are not classified as a liability.

The following table shows the amount of all pending capital redemption requests received from members by year of redemption at September 30, 2006, and December 31, 2005 ($ amounts in thousands):

Contractual Year of Redemption	September 30, 2006	December 31, 2005
Due after 2 years through 3 years	$13,613	$10,895
Due after 3 years through 4 years	3,866	30,997
Due after 4 years through 5 years	140,981	13,303

Total	$158,460	$55,195

Capital Distributions

We may, but are not required to, pay dividends on our stock. Dividends may be paid in cash or Class B Stock out of current and previously Retained earnings, as authorized by our board, and subject to Finance Board regulations. Cash dividends on Class B-1 Stock were paid at an annualized rate of 4.50% and 4.50% in the third quarters of 2006 and 2005, respectively. Future dividends will be determined based on income earned each quarter, our Retained earnings policy, and capital management considerations.

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

If the proposed regulation were effective September 30, 2006, the Bank would have been required to repurchase approximately $179 million in excess stock or 8.7% of our total capital. Also, based on our Statement of Condition as of September 30, 2006, the Retained earnings target would have been $304 million. At September 30, 2006, our Retained earnings balance was $162 million. After adjustment for the dividend that was declared in October 2006, Retained earnings were $138 million, leaving a shortfall of $166 million. We estimate that this is equivalent to approximately six quarters of earnings based on our earnings level for the three months ended September 30, 2006.

Under the proposal, until the Retained earnings requirement is met, we would be restricted to a 50% dividend payout ratio. Under this restriction, the dividend paid in October 2006 that was based on our third quarter results could not have exceeded approximately 2.91%. Based on a 50% dividend payout ratio and our current structure, this would result in restricted dividends for approximately the next three years. For comparison, the dividends we paid in October 2006 based on our results for the three months ended September 30, 2006 were paid at 4.75%.

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

Proposed Federal Deposit Insurance Corporation (“FDIC”) Regulation on Deposit Insurance Assessments May Affect Our Advances to Members

The FDIC had issued a proposed rule covering changes to the way insured depository institutions are assessed premiums for federal deposit insurance that requested comment on whether Advances from Federal Home Loan Banks should be treated as “volatile liabilities,” resulting in a higher premium charge to any institution that had such Advances outstanding. The comment period closed on September 22, 2006. The FDIC declined to adopt that proposal in its final rule which was issued on October 8, 2006.

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

Credit risk can be magnified if the lender concentrates its portfolio in a few borrowers. Because of our limited territory, Indiana and Michigan, and because of continuing consolidation among the financial institutions that comprise the members of the 12 Federal Home Loan Banks, we have only a limited pool of large borrowers. As of September 30, 2006, our top three borrowers held 49.4% of total Advances outstanding, at par. Because of this concentration in Advances, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we analyze the implications to our financial management and profitability if we were to lose the business of one or more of these customers.

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

Investments. We are also exposed to credit risk through our investment portfolios. The Risk Management Policy (“RMP”) restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The short-term investment portfolio represents unsecured credit. Therefore, counterparty ratings, performance, and capital adequacy are monitored on a daily basis in an effort to mitigate unsecured credit risk on the short-term investments. Our long-term investments consist of residential MBS, commercial MBS and asset-backed securities (“ABS”). We primarily hold AAA-rated (private-issue and GSE-issued) collateralized mortgage obligations and pass-throughs. All of our MBS and ABS are rated AAA by S&P or Moody’s, except for an ABS bond with a book value of $31.2 million that was downgraded to AA on April 3, 2006.

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

The Bank’s outstanding loans, non-accrual loans, and loans 90 days or more past due and accruing interest as of September 30, 2006, and December 31, 2005, are as follows:

Loan Portfolio Analysis

($ amounts in thousands)

	September 30, 2006	December 31, 2005
Real estate mortgages	$9,868,284	$9,540,145
Non-accrual loan participations (1)	3	2
Real estate mortgages past due 90 days or more and still accruing interest(2)	48,259	56,322

(1)	Non-accrual loans include our residual participation in conventional loans not part of the MPP.
(2)	Interest on MPP is advanced by the servicer based upon scheduled principal and interest payments and therefore will not reflect the actual shortfall associated with non-accruing loans. The monthly delinquency information reported as of quarter end is provided by the participating financial institution through the master servicer one month after the actual mortgage loan balance activity.

The total amount of interest income recognized and the total amount of interest received on real estate mortgages during the three and nine months ended September 30, 2006, and 2005 is presented in the table below ($ amounts in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005
Interest contractually due during the period	$130,748	$115,007	$386,682	$336,936
Interest actually received during the period	130,748	115,007	386,682	336,936

Shortfall(1)	$—	$—	$—	$—

(1)	Interest on MPP is advanced by the servicer based upon scheduled principal and interest payments and therefore will not reflect the actual shortfall associated with non-accruing loans because, under this arrangement, our servicers remit payments to us as scheduled whether or not payment is received from the borrower. Although we began offering an actual/actual remittance option on June 1, 2006, it has not yet had an affect on the shortfall. Under actual/actual servicing agreements, the servicers remit payments only as they are received from the borrowers. The monthly delinquency information reported as of quarter end is provided by the servicer through the master servicer one month after the actual mortgage loan balance activity.

An analysis of real estate mortgages past due 90 days or more and still accruing interest and the percentage of those loans to the total real estate mortgages outstanding as of September 30, 2006, and December 31, 2005 follows:

Real Estate Mortgages Past Due 90 Days or More

($ amounts in thousands)

	As of September 30, 2006	As of December 31, 2005
Total Conventional mortgage loan delinquencies	$17,889	$22,461
Total Conventional mortgage loans outstanding, at par	$8,868,890	$8,535,345
Percentage of delinquent conventional loans	0.20%	0.26%

Total FHA mortgage loan delinquencies	$30,370	$33,861
Total FHA mortgage loans outstanding, at par	$961,211	$952,399
Percentage of delinquent mortgage loans	3.16%	3.56%

Total mortgage loan delinquencies	$48,259	$56,322
Total mortgage loans outstanding, at par	$9,830,101	$9,487,744
Percentage of delinquent mortgage loans	0.49%	0.59%

The 90 day delinquency ratio for conventional mortgages has decreased from 0.26% to 0.20% during the first nine months of 2006. Because delinquency ratios tend to be affected by seasoning and the economic environment, this reflects the high quality of the loans being sold to us by our members and, to a lesser extent, portfolio growth and the decrease in delinquent loans outstanding that resulted from Hurricane Katrina.

For government-insured mortgages, the delinquency rate is generally higher than for the conventional mortgages held in our portfolio. We rely on government insurance, which generally provides a 100% guarantee, as well as quality control processes, to maintain the credit quality of this portfolio.

Although we have had no loan charge-offs in the first nine months of 2006, our policy is to charge-off a loan against our loan loss reserve when, after foreclosure, the liquidation value of the real estate collateral plus credit enhancements does not cover our mortgage loan balance outstanding, or when an estimated or known loss exists. A loss contingency will be recorded when, in management’s judgment, it is probable that impairment has occurred and the amount of loss can be reasonably estimated. Probable impairment is defined as the point at which we estimate, using current information and events, that we will be unable to collect all principal and interest contractually due.

There was no allowance for credit losses on real estate mortgage loans as of and for the three and nine months ended September 30, 2006, and 2005, or as of December 31, 2005.

In addition to the LRAs, we have credit protection from loss on each loan where eligible through SMI, which provides sufficient insurance to cover credit losses to 50% of the property’s original value (subject, in certain cases, to an aggregate stop-loss provision in the SMI policy). We will absorb losses beyond that level. Taken together, the LRA and the SMI provide credit enhancement on the pools of loans we purchased. Credit enhancement fees as of and for nine months ended September 30, 2006, and 2005, are presented below:

Credit Enhancement Fees

($ amounts in thousands)

	For the Nine Months ended September 30,
	2006	2005
Average conventional MPP loans outstanding	$8,776,593	$7,659,055

LRA fees	4,844	4,694
SMI fees	5,705	5,038

Total Credit Enhancement fees	$10,549	$9,732

Enhancement fees as a % of average conventional MPP loans outstanding	0.16%	0.17%

Loans in the MPP are dispersed geographically, as shown in the following table:

Geographic Concentration of MPP Loans (1)(2)

	September 30, 2006	December 31, 2005
Midwest	31.2%	30.6%
Northeast	11.5%	11.6%
Southeast	21.4%	21.4%
Southwest	22.8%	22.9%
West	13.1%	13.5%

Total	100.0%	100.0%

(1)	Percentages calculated based on the unpaid principal balance at the end of each period.
(2)	Midwest includes IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI.

Northeast includes CT, DE, MA, ME, NH, NJ, NY, PA, RI, and VT.

Southeast includes AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV.

Southwest includes AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT.

West includes AK, CA, HI, ID, MT, NV, OR, WA, and WY.

The MPP mortgage loans held for portfolio are dispersed across all fifty states and the District of Columbia. No single zip code represented more than 1% of MPP loans outstanding at September 30, 2006, or December 31, 2005. The median size of an outstanding MPP loan was approximately $138,000 and $135,000 at September 30, 2006, and December 31, 2005, respectively.

As described above, we perform periodic reviews of our portfolio to identify the losses expected in the portfolio and to determine the likelihood of collection of loans in the portfolio. As a result of this review, we have projected that each member’s LRA balance and the mortgage insurance coverage exceeds the expected losses in the portfolio. Should we have losses in excess of the collateral held, LRA and SMI, these would be recognized credit losses for financial reporting purposes. Since the inception of MPP, we have not experienced any losses in the MPP portfolio, and no material losses are considered probable at this time. Detailed information regarding the potential impact of Hurricane Katrina on our mortgage portfolio can be found in our Registration Statement and in our quarterly report on Form 10-Q filed with the SEC on June 5, 2006. We continue to consider the potential impact that Hurricane Katrina could have on our MPP and have concluded that there is no basis on which to adjust our loss reserve at this time. We will continue to monitor the situation closely and will establish a reserve if one appears to be warranted. However, we believe that, given the various credit enhancements, the losses which could ultimately be incurred, if any, would not be material to our results of operations or financial condition.

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

The following tables summarize key information on derivative counterparties and provide information on a trade date basis as of September 30, 2006, and December 31, 2005, respectively:

Derivative Agreements

Counterparty Ratings

September 30, 2006

($ amounts in thousands)

S&P Rating	Number of Counterparties	Notional Principal	Percentage of Notional Principal	Credit Exposure Before Collateral	Credit Exposure Net of Collateral
AAA	3	$2,640,050	8.0%	$272	$272
AA+, AA, AA-	16	21,879,201	66.4%	108,964	27,100
A+, A, A-	6	8,327,150	25.3%	5,139	868

Total	25	32,846,401	99.7%	114,375	28,240
Others	3	102,291	0.3%	44	—

Total derivative notional	28	$32,948,692	100.0%	$114,419	$28,240

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

Daily projections of liquidity requirements are calculated to allow us to maintain adequate funding for our operations. Operational liquidity levels are determined assuming sources of cash from both the Federal Home Loan Bank System’s ongoing access to the capital markets and our holding of liquid assets to meet operational requirements in the normal course of business. Contingent liquidity levels are determined based upon the assumption of an inability to readily access the consolidated debt market for a period of five business days. These analyses include projections of cash flows and funding needs, targeted funding terms, and various funding alternatives for achieving those terms. A contingency plan allows us to maintain sufficient liquidity in the event of operational disruptions at our Bank, at the Office of Finance, or in the capital markets.

Operations Risk Management

Operations risk is the risk of unexpected losses attributable to human error, system failures, fraud, unenforceability of contracts, or inadequate internal controls and procedures. We have established an Operations Risk Committee to facilitate operations risk management. Some operational risks are beyond our control, and the failure of other parties to adequately address their operational risks could adversely affect us.

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

Our general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets and liabilities that, together with their associated hedges, limit our expected interest rate sensitivity consistent with board approved policies. Derivative financial instruments, primarily interest rate exchange agreements, are frequently employed to hedge the interest rate risk and embedded option risk on member Advances, structured debt, and other applicable instruments.

We have significant investments in MPP loans, MBS, and ABS. The prepayment options embedded in mortgages can result in extensions or contractions in the expected weighted average life of these investments, depending on changes in interest rates. We primarily manage the interest rate and prepayment risk associated with mortgages through debt issuance, which includes both callable and non-callable debt, and, occasionally, derivatives, to achieve cash-flow patterns and liability durations similar to those expected on the mortgage investments.

Members may have the ability to prepay Advances; therefore, this can create interest rate risk. If a member prepays an Advance, we could suffer lower future income if the principal portion of the prepaid Advance were reinvested in lower yielding assets that continue to be funded by higher cost debt. To protect against this risk, a prepayment fee is charged that makes us financially indifferent to a borrower’s decision to prepay an Advance, thereby creating minimal market risk.

Significant resources, both in analytical computer models and highly experienced professional staff, are devoted to assuring that the level of interest rate risk in the balance sheet is appropriately measured, thus allowing us to monitor the risk against policy and regulatory limits. We use quantitative models to calculate market values under alternative interest rate scenarios. The system analyzes our financial instruments using broadly accepted algorithms with consistent and appropriate assumptions, market prices, and current position data. We review all of the major assumptions and methodologies used in the model annually.

Measuring Market Risks

We utilize multiple risk measurement methodologies to calculate potential market exposure that include measuring duration, duration gaps, convexity, value at risk, market risk metrics, and changes in market value of equity. Periodically, stress tests are conducted to measure and analyze the effects that extreme movements in the level of interest rates and the slope of the yield curve would have on our risk position.

Types of Key Market Risks

Market risk can occur due to various factors, such as:

•	LIBOR Curve – represents changes (parallel and non-parallel) to the LIBOR curve.

•	Basis between LIBOR and CO – represents the relative change in interest rate movement between these two curves. Our mortgage assets are sensitive to the LIBOR curve, and mortgage liabilities are sensitive to the CO curve. Thus, a relative change in interest rate movement of the LIBOR and CO curves will cause a change in market value and a change in the duration of equity. For the non-mortgage portfolio, this is manifested by change in the funding spread (e.g., swapped debt spread).

•	Volatility – represents a market value change due to changes in the volatility of mortgage assets (short volatility) and callable debt (long volatility).

•	Option-adjusted spread – represents market value changes due to changes in mortgage option –adjusted spread. Option-adjusted spread changes due to supply and demand of mortgages in the market. Widening of option-adjusted spread reduces the market value of existing mortgages, while tightening of option-adjusted spread tends to increase this market value.

•	Prepayment risk – primarily arises due to interest rate changes and the characteristics of mortgages and is captured via the prepayment model.

Duration of Equity

Duration of equity is a measure of interest rate risk. It represents the percentage change in market value of our equity for a 100 basis point parallel shift in the interest rate curves. We value our portfolios using two main interest rate curves, the LIBOR curve and the consolidated obligation curve or the CO curve. The effective duration of each asset, liability, and off balance sheet position is computed independently to determine our duration of equity.

Duration of equity is a primary metric used to manage our market risk exposure. Our RMP, as adopted by our board, specifies acceptable ranges for duration of equity, and our exposures are measured and managed against these limits.

The following table summarizes the duration of equity levels for our total position:

Effective Duration of Equity Scenarios

	-200 bps	0 bps	+200 bps
September 30, 2006	-6.24 years	4.29 years	3.73 years
December 31, 2005	-0.64 years	5.10 years	3.55 years

Under the RMP that was effective at these points in time, we were in compliance with the duration of equity limits established in the RMP.

Over the past several months, our board has evaluated and implemented a new set of market risk limits. Transitional limits were applied in the interim. Our revised RMP was effective on October 31, 2006. Revised RMP limits continue to be based on duration of equity limits.

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

Duration Gap

September 30, 2006	+1.4 months
December 31, 2005	+2.2 months

Convexity

Convexity measures how fast duration changes as a function of interest rate changes. Measurement of convexity is important because of the optionality embedded in the mortgage and callable debt portfolios. The mortgage portfolios exhibit negative convexity due to the embedded prepayment options. The negative convexity on the mortgage asset is mitigated by the negative convexity of underlying callable debt. Convexity is routinely reviewed by management and used in developing funding and hedging strategies for acquisition of mortgage-based assets. A primary strategy for managing convexity risk arising from our mortgage portfolio is the issuance of callable debt. At the end of the first nine months of 2006, callable debt funding mortgage assets as a percentage of the net mortgage portfolio equaled 61.4%, compared to 60.3% at the end of 2005.

Market Risk-based Capital Requirement

We are subject to the Finance Board’s risk-based capital regulations. This regulatory framework requires the maintenance of sufficient permanent capital to meet the combined credit risk, market risk, and operations risk requirements. Our permanent capital consists of Class B Stock and Retained earnings. The market risk-based capital requirement (“MRBC”) is the sum of two components. The first component is the market value of the portfolio at risk from movements in interest rates that could occur during times of market stress. This estimation is accomplished through an internal value-at-risk based modeling approach which was approved by the Finance Board before the implementation of our Capital Plan. The second component is the amount by which the current market value of total capital is less than 85% of the book value of total capital, if any.

MRBC is primarily based upon historical simulation methodology. The estimation incorporates scenarios that reflect interest rate shifts, interest rate volatility, and changes in the shape of the yield curve. These observations are based on historical information from 1978 to the present. In our application, MRBC is defined as the potential dollar loss from adverse market movements, measured over 120-business day time periods, with a 99.0% confidence interval, based on these historical prices and market rates and any amount by which the current market value of total capital is less than 85% of the book value of total capital, if any. MRBC estimates as of September 30, 2006, and December 31, 2005, are presented below:

Market Risk–Based Capital

September 30, 2006	$236 million
December 31, 2005	$228 million

Changes in Market Value of Equity between the Base Case and Shift Scenarios

We measure potential changes in the market value of equity based on the current month-end level of rates versus the market value of equity under large parallel rate shifts. This measurement provides information related to the sensitivity of our interest rate position:

% Change in Market Value of Equity from the Base Case

	-200 bps	+200 bps
September 30, 2006	+0.8%	-8.3%
December 31, 2005	+7.5%	-8.6%

Use of Derivative Hedges

We use derivatives to hedge our market risk exposures. The primary type of derivative used is interest rate exchange agreements or swaps. Interest rate swaps increase the flexibility of our funding alternatives by providing specific cash flows or characteristics that might not be as readily available or cost-effective if obtained in the cash debt market. We also use MBS that have not yet been issued, known as TBAs, to temporarily hedge mortgage commitments. We do not speculate using derivatives. Our primary hedging activities using interest rate swaps are detailed below.

Hedging Debt Issuance

When CO Bonds are issued, we often use the derivatives market to create funding that is more attractively priced than the funding available in the CO market. To reduce funding costs, we may enter into interest rate exchange agreements concurrently with the issuance of COs. A typical hedge of this type occurs when a CO Bond is issued, and we simultaneously execute a matching interest-rate exchange agreement. In this transaction we typically pay a variable interest rate, generally LIBOR, which closely matches the interest payments we receive on short-term or variable-rate Advances or investments. This intermediation between the capital and swap markets permits the acquisition of funds by us at lower all-in costs than would otherwise be available through the issuance of simple fixed- or floating-rate COs in the capital markets.

Hedging Advances

Interest rate swaps are also used to increase the flexibility of Advance offerings by effectively converting the specific cash flows or characteristics that the borrower prefers into cash flows or characteristics that may be more readily or cost effectively funded in the debt markets.

Hedging Investments

Some interest rate exchange agreements are executed to hedge investments.

Other Hedges

On an infrequent basis, we act as an intermediary between certain smaller member institutions and the capital markets by executing interest rate exchange agreements with members.

We occasionally use derivatives, such as swaptions, to maintain our risk profile within the approved risk limits set forth in our RMP.

The volume of derivative hedges is often expressed in terms of notional principal, which is the amount upon which interest payments are calculated. The following table highlights the notional amounts by type of derivative agreement as of September 30, 2006, and December 31, 2005:

Types of Derivative Agreements

By Notional Principal

($ amounts in thousands)

	September 30, 2006	December 31, 2005
Debt swaps
Bullet	$6,472,975	$5,614,355
Callable	6,797,870	7,278,370
Complex	4,865,155	5,805,155

Advances swaps
Bullet	11,344,766	11,978,395
Putable	3,196,050	4,462,400
Complex	4,000	3,000

MBS swaps	7,025	47,374
TBA hedges	160,851	800,327
Swaptions	100,000	—

Total	$32,948,692	$35,989,376

The above table includes interest rate swaps, swaptions, and TBA MBS hedges. Complex swaps include, but are not limited to, step-up and range bonds. The level of different types of derivatives is contingent upon and tends to vary with, balance sheet size, Advances demand, MPP purchase activity, and CO issuance levels.

The table below presents derivative instruments by hedged instrument as of September 30, 2006, and December 31, 2005:

Derivative Instruments by Hedged Instrument

Accrued Interest Excluded from the Fair Value

($ amounts in thousands)

	September 30, 2006		December 31, 2005
	Total Notional	Estimated Fair Value	Total Notional	Estimated Fair Value
Advances
Fair value hedges	$14,541,816	$105,061	$16,435,795	$107,504
Economic hedges	3,000	6	8,000	17

Total	14,544,816	105,067	16,443,795	107,521

Investments
Economic hedges	7,025	(12)	47,374	(196)

Total	7,025	(12)	47,374	(196)

MPP loans
Fair value hedges	58,980	(1,007)	755,715	(4,542)
Economic hedges	47,190	(114)	22,000	(82)
Economic (stand-alone delivery commitments)	54,681	43	22,612	10

Total	160,851	(1,078)	800,327	(4,614)

COs-Bonds
Fair value hedges	18,011,000	(169,897)	18,407,880	(257,156)
Economic hedges	125,000	(297)	290,000	(771)

Total	18,136,000	(170,194)	18,697,880	(257,927)

Balance Sheet
Economic hedges	100,000	10	—	—

Total	100,000	10	—	—

Total notional and fair value	$32,948,692	$(66,207)	$35,989,376	$(155,216)

Total derivatives excluding accrued interest		$(66,207)		$(155,216)
Accrued interest, net		75,148		58,867

Net derivative balance		$8,941		$(96,349)

Net derivative asset balance		$114,419		$97,084
Net derivative liability balance		(105,478)		(193,433)

Net derivative balance		$8,941		$(96,349)

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our President - Chief Executive Officer and our Senior Vice President - Chief Financial Officer, has evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2006. Based upon their evaluation, they each were not able to determine that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. This determination is a result of the material weakness that management identified during 2005 that led to the restatement of certain financial information related to the accounting for derivatives which were entered into prior to the adoption of SFAS 133, as discussed in our Registration Statement. See “Restatement” in our Registration Statement for a complete discussion of the material weakness determination. The actions that have been taken to address this material weakness are described in “Internal Controls over Financial Reporting” below. We have not had the opportunity to test these changes, and therefore, our management is currently unable to declare our disclosure controls and procedures effective.

Internal Controls over Financial Reporting

During the three months ended September 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting. During the quarter ended March 31, 2006, we instituted procedures that in each case require the development of an accounting policy to be reviewed and approved by certain financial executives of the Bank prior to the execution of any new derivative transaction types that would utilize hedge accounting. We have also held SFAS 133 training for our employees who deal with derivatives and have hired two additional officers to be responsible for our accounting policies. These changes in internal controls over financial reporting are in response to the material weakness identified in 2005, as discussed above and in our Registration Statement.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors that were included in our Registration Statement and our Quarterly Reports on Form 10-Q filed on June 5, 2006 and September 29, 2006, except that with respect to the Risk Factor “Our Credit Rating Could be Lowered, Which Could Adversely Impact Our Cost of Funds” that was included in our Registration Statement and updated in our Quarterly Report on Form 10-Q filed on September 29, 2006, S&P affirmed our “AAA/A-1+” counterparty credit rating and revised our outlook to stable from negative on November 7, 2006. See our Current Report on Form 8-K filed on November 7, 2006.

ITEM 6. EXHIBITS

3.1*	Organization Certificate of the Federal Home Loan Bank of Indianapolis, incorporated by reference to our Registration Statement on Form 10 filed with the SEC on February 14, 2006 (Commission File No. 000-51404)

3.2*	Bylaws of the Federal Home Loan Bank of Indianapolis, incorporated by reference to our Registration Statement on Form 10 filed with the SEC on February 14, 2006 (Commission File No. 000-51404)

4*	Capital Plan of the Federal Home Loan Bank of Indianapolis, incorporated by reference to our Registration Statement on Form 10 filed with the SEC on February 14, 2006 (Commission File No. 000-51404)

10.5*	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2006 (Commission File No. 000-51404)

10.6*	Second Amendment of Employee Severance Agreement, incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K filed with the SEC on June 19, 2006 (Commission File No. 000-51404)

10.7*	Federal Home Loan Bank of Indianapolis 2005 Director Deferred Compensation Plan, as amended, effective June 15, 2006

10.8*	Federal Home Loan Bank of Indianapolis 2005 Supplemental Executive Thrift Plan (with trust), as amended, effective June 15, 2006

10.9*	Federal Home Loan Bank of Indianapolis 2005 Supplemental Executive Retirement Plan (with trust), as amended, effective June 15, 2006

14.1*	Code of Conduct for Directors, Officers, Employees and Advisory Council Members, effective July 1, 2006, incorporated by reference to Exhibit 14.1 of our Current Report on Form 8-K filed with the SEC on June 30, 2006 (Commission File No. 000-51404)

31.1	Certification of the President – Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Senior Vice President – Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President – Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Senior Vice President – Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Press Release dated July 14, 2006, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed with the SEC on July 14, 2006 (Commission File No. 000-51404)

99.2*	Press Release dated August 11, 2006, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed with the SEC on August 11, 2006 (Commission File No. 000-51404)

*	These documents are incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2006.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

By:	/s/ MARTIN L. HEGER
Name:	Martin L. Heger
Title:	President – Chief Executive Officer

By:	/s/ MILTON J. MILLER II
Name:	Milton J. Miller II
Title:	Senior Vice President – Chief Financial Officer