Form 10-K
period 2006-12-31
Federal Home Loan Bank of Indianapolis
filed 2007-03-30
CIK 1331754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-51404

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

(Exact name of registrant as specified in its charter)

Federally Chartered Corporation	35-6001443
(State or other jurisdiction of incorporation)	(IRS employer identification number)

8250 Woodfield Crossing Blvd. Indianapolis, IN	46240
(Address of principal executive office)	(Zip code)

Telephone number, including area code:

(317) 465-0200

Securities registered pursuant to Section 12(b) of the Act:

Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

The Bank’s Class B capital stock, par value $100 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At February 28, 2007, the aggregate par value of the stock held by members of the registrant was approximately $2.026 billion. At February 28, 2007, 20,259,386 shares of stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

As used in this Annual Report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “our,” and the “Bank” refer to the Federal Home Loan Bank of Indianapolis.

Special Note Regarding Forward-looking Statements

Statements contained in this Annual Report on Form 10-K, including statements describing the objectives, projections, estimates, or predictions for our future, may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. We caution that, by their nature, forward-looking statements involve risk or uncertainty, and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized.

These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions; volatility of market prices, rates, and indices; political, legislative, regulatory, or judicial events; membership changes; competitive forces; changes in investor demand for Consolidated Obligations and/or the terms of interest rate exchange agreements and similar agreements; and timing and volume of market activity. This Annual Report on Form 10-K, including the business section and management’s discussion and analysis of financial condition and results of operations, should be read in conjunction with our financial statements and notes, which begin on page F-3.

ITEM 1.	BUSINESS.

Background Information

The Federal Home Loan Bank of Indianapolis (the “Bank”) is one of 12 Federal Home Loan Banks organized under the authority of the Federal Home Loan Bank Act of 1932, as amended (the “Bank Act”). We were chartered on October 12, 1932. A cooperative institution, we are wholly-owned by our members that are the financial institutions that are also our primary customers. We provide a readily available, low-cost source of funds to our members. All federally-insured depository institutions and insurance companies that have a principal place of business located in Indiana or Michigan are eligible to become members of our Bank. Applicants for membership must meet certain requirements that demonstrate that they are engaged in residential housing finance. All member financial institutions are required to purchase shares of our Class B Stock as a condition of membership. Only members can own our capital stock, except for stock held by former members or their legal successors during their stock redemption period. We do not lend directly to, or purchase mortgage loans directly from, the general public.

As with each of the Federal Home Loan Banks, we are a government-sponsored enterprise (“GSE”) and a federal instrumentality of the United States of America that operates as an independent entity with our own board of directors, management, and employees. A GSE is an entity that consists of a combination of private capital, public sponsorship, and public policy purposes. Public sponsorship and public policy attributes include:

•	exemption from federal, state, and local taxation, except real estate taxes;

•

exemption from registration under the Securities Act of 1933 (the Federal Home Loan Banks are required by federal regulation to register a class of their equity securities under the Securities Exchange Act of 1934);

•	appointment of six of our directors by our federal regulator, the Federal Housing Finance Board (“Finance Board”);

•	the United States Treasury’s authority to purchase up to $4 billion of Consolidated Obligations (defined below) of the Federal Home Loan Banks; and

•

requirements to set aside up to 20% of annual Net Income, after the Affordable Housing Program (“AHP”) expense, to repay interest on Resolution Funding Corporation (“REFCORP”) bonds issued to recapitalize the savings and loan industry’s deposit insurance fund, and resolve insolvent savings institutions, and to use 10% of annual net earnings before interest expense for Mandatorily redeemable capital stock that is classified as debt and after the REFCORP assessment to fund the AHP, resulting in a statutory assessment of approximately 26.7% of our annual income.

The Federal Home Loan Banks are not government agencies and do not receive financial support from taxpayers. Moreover, the U.S. government does not guarantee, directly or indirectly, the debt securities or other obligations of the Federal Home Loan Bank System (“FHLB System”). The 12 Federal Home Loan Banks, along with the Office of Finance (identified below), make up the FHLB System. The financial statements of the Bank and the combined financial statements of the Federal Home Loan Banks, as prepared by the Office of Finance, are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

A primary source of our funds is the proceeds from the sale to the public of Federal Home Loan Bank Consolidated Obligations (“COs” or “Consolidated Obligations”), which are the joint and several obligations of all 12 Federal Home Loan Banks. The Finance Board established the Office of Finance (“Office of Finance”) as a joint office of the Federal Home Loan Banks to facilitate the issuance and servicing of Consolidated Obligations. We obtain additional funds from deposits, other borrowings, and the issuance of capital stock.

Deposits may be received from both member and non-member financial institutions and other federal instrumentalities.

We also purchase long-term, fixed-rate mortgage loans from our members and provide members with certain correspondent services, such as securities safekeeping and wire transfers.

Business Segments

We manage our operations by grouping products and services within two business segments. These business segments are (1) Traditional Funding, Investments, and Deposit Products (“TFIDP”); and (2) the Mortgage Purchase Program (“MPP”). The revenues, profit or loss, and Total Assets for each segment are contained in Note 15 to the audited financial statements.

TFIDP

Traditional Funding — Credit Services. We offer a wide variety of traditional funding and other related credit products to our members, including loans (“Advances”), letters of credit, and lines of credit. We approve member credit requests based on the member’s creditworthiness and financial condition, as well as its collateral position. All credit products must be fully collateralized by a member’s pledge of eligible collateral assets, primarily one-to-four family residential mortgage loans, various types of securities, deposits in our bank, and certain other real estate-related collateral (“ORERC”), such as commercial real estate loans and home equity loans, supplemented by a statutory lien provided under the Bank Act on each member’s stock in our bank. We also accept small business loans and farm loans as collateral from Community Financial Institutions (“CFIs”), which are currently defined as FDIC-insured depository institutions with average Total Assets over the preceding three-year period of $599 million or less.

We offer a wide array of fixed-rate and adjustable-rate Advances, our primary credit product, with maturities ranging from 1 day to 30 years. Members utilize Advances for a wide variety of purposes including:

•	funding for single-family mortgages and multifamily mortgages held in portfolio, including both conforming and non-conforming mortgages (as determined in accordance with secondary market criteria);

•	temporary funding during the origination, packaging, and sale of mortgages into the secondary market;

•	funding for commercial loans and, especially with respect to CFIs, funding for small business, small farm, and small agri-business portfolio loans;

•	asset/liability management;

•	a cost-effective alternative to holding short-term investments to meet contingent liquidity needs; and

•	a competitively priced alternative source of funds, especially with respect to smaller members with less diverse funding sources.

We also offer standby letters of credit, generally for up to 10 years in term, which carry AAA ratings. Letters of credit are performance contracts that guarantee the performance of a member to a third party and are subject to the same collateralization and borrowing limits that are applicable to Advances. A letter of credit may be offered to assist members in facilitating residential housing finance, community lending, asset/liability management, and liquidity.

Members that are terminated or withdraw from membership are required to make arrangements to repay outstanding Advances in a reasonable time but may keep the Advances outstanding until maturity to avoid prepayment fees. We do not make Advances to non-members; however, by regulation, we are permitted to make

Advances to non-member housing associates (“Housing Associates”). We do not presently have any Advances outstanding to any Housing Associates. Housing Associates are approved lenders under Title II of the National Housing Act that are either a government agency or are chartered under federal or state law with rights and powers similar to those of a corporation. A Housing Associate must lend its own funds as its principal activity in the mortgage lending field and, although it must meet the same regulatory lending requirements as members, it does not purchase our stock and has no voting rights.

Advances Concentration. For the year ended December 31, 2006, there were no customers that had gross interest payments on Advances, excluding the effects of interest rate exchange agreements with non-member counterparties, which exceeded 10% of our total interest income.

The following tables present Advances outstanding and the weighted average rate earned on Advances outstanding for the 10 largest borrowers at December 31, 2006, and December 31, 2005, respectively.

Top 10 Advances Borrowers

As of December 31, 2006

($ amounts in thousands, at par)

Member Name	Advances Outstanding at par	% of Total	Weighted Average Rate
Flagstar Bank, FSB	$5,407,000	24.2%	4.62%
LaSalle Bank Midwest NA	5,200,171	23.2%	3.87%
Republic Bank(1)	955,065	4.3%	4.64%
Citizens Bank(1)	646,878	2.9%	4.34%
Jackson National Life Insurance Company	600,000	2.7%	5.10%
Irwin Union Bank and Trust	371,693	1.7%	5.01%
Citizens First Savings Bank	348,914	1.6%	4.82%
First Financial Bank	323,329	1.4%	5.56%
Monroe Bank & Trust	256,500	1.1%	6.25%
Old National Bank	217,493	1.0%	5.37%

Subtotal	$14,327,043	64.1%	4.43%
Others	8,039,687	35.9%	4.87%

All Advances borrowers	$22,366,730	100.0%	4.59%

(1)	Republic Bancorp, Inc., the parent company of Republic Bank, and Citizens Banking Corporation, the parent company of Citizens Bank, merged, effective December 29, 2006, to become Citizens Republic Bancorp.

Top 10 Advances Borrowers

As of December 31, 2005

($ amounts in thousands, at par)

Member Name	Advances Outstanding at par	% of Total	Weighted Average Rate
LaSalle Bank Midwest NA	$5,475,174	21.1%	3.29%
Flagstar Bank, FSB	4,225,000	16.3%	3.91%
Fifth Third Bank	1,621,993	6.3%	4.01%
National City Bank of Indiana	1,381,558	5.3%	4.25%
Republic Bank	1,191,250	4.6%	4.52%
Citizens Bank	692,560	2.7%	3.70%
Irwin Union Bank and Trust	641,785	2.5%	4.18%
Union Federal Bank	588,762	2.3%	4.38%
Citizens First Savings Bank	346,500	1.3%	4.50%
First Financial Bank	323,894	1.3%	5.51%

Subtotal	16,488,476	63.7%	3.85%
Others	9,418,360	36.3%	4.50%

All Advances borrowers	$25,906,836	100.0%	4.09%

Advances. Members have access to a wide array of Advances and other credit products. A breakdown of Advances, by primary product line, as of December 31, 2006, and December 31, 2005, is provided below.

Advances by Product Line

($ amounts in thousands, at par)

	December 31,
Advance type	2006	% of Total	2005	% of Total
Fixed-rate bullet	$15,740,064	70.4%	$15,295,292	59.0%
Putable	3,662,050	16.4%	4,464,900	17.2%
Fixed-rate amortizing	1,459,027	6.5%	1,232,556	4.8%
Adjustable(1)	1,025,984	4.6%	2,292,440	8.9%
Variable	479,605	2.1%	2,621,648	10.1%

Total Advances	$22,366,730	100.0%	$25,906,836	100.0%

(1)	Includes two outstanding Advances with a total par amount of $15 million modified (in accordance with Emerging Issues Task Force 01-07, Creditor’s Accounting for a Modification or Exchange of Debt Instruments) from putable Advances to adjustable Advances with $0.77 million and $0.94 million in remaining deferred fees outstanding as of December 31, 2006, and December 31, 2005, respectively.

Our primary Advance products include:

•

Fixed-rate Advances, which have fixed rates throughout the term of the Advances. Terms of these Advances may be up to 30 years for both our regular program and our Community Investment Program (“CIP”) Advances. No principal payment is due until maturity. Prepayments prior to maturity are subject to prepayment fees which make us financially indifferent to a prepayment. Interest is generally due on a monthly basis.

•	Putable Advances, for which we offer a discounted interest rate to, in effect, purchase an option from the member that allows us to convert the fixed-rate Advance to a floating rate, which we normally would exercise when interest rates increase. Upon exercise of our conversion option, the member has the right to terminate the Advance and reborrow on new terms. Due to the complexities of funding this product, we must receive a total of at least $5 million in requests to execute these Advance offerings. Interest is typically due on a monthly basis.

•

Adjustable rate Advances, which are sometimes called floaters, reprice periodically based on a variety of indices, typically LIBOR. Quarterly LIBOR floaters are the most common type of adjustable rate Advance we extend to our members. Terms of these Advances may be up to 30 years. Prepayment terms are agreed to before the Advance is extended, but most frequently no prepayment fees are required if a member prepays an adjustable rate on a reset date, after a pre-determined lock-out period, with the required notification. No principal payment is due prior to maturity. Interest is generally due on a monthly basis.

•

Variable rate Advances, which reprice daily at a rate based on our overnight cost of funds. They may be borrowed on terms from one day to six months and may be prepaid on any given business day during that term without fee or penalty. No principal payment is due until maturity. Interest is generally due on a monthly basis.

•

Mortgage/amortizing Advances, which are fixed-rate Advances that require principal payments either monthly or annually, based on a specified amortization schedule with a balloon payment of remaining principal at maturity. Regular program mortgage Advance terms and CIP amortizing Advance terms are offered up to 20 years. Interest is generally due on a monthly basis.

Our entire menu of Advance products is generally available to each creditworthy member, regardless of the member’s asset size. Advances are typically priced at standard spreads above our cost of funds. Our board-approved credit policy allows us to offer lower prices on certain types of Advances transactions. Determination of such prices is based on factors such as volume, maturity, product type, funding costs, competitive factors including the level of a member’s competitive sources of funds and other appropriate guidelines.

As of September 30, 2006, 41 members had assets in excess of $1 billion, and together they comprised approximately 76% of the total member asset base. As of December 31, 2006, our two largest Advance borrowers accounted for 18% of member assets, i.e., the total, cumulative assets of our member institutions, and 47% of Advances. One of these members was part of a holding company headquartered outside our district; although the sale of its wholesale mortgage operations was announced on January 22, 2007, we are still able to transact Advances with that member. The loss of either of these members would significantly impact our financial performance.

Credit risk can be magnified if a lender concentrates its portfolio in a few borrowers. Because of our limited territory, Indiana and Michigan, and because of continuing consolidation among the financial institutions that comprise the members of the FHLB System, we have only a limited pool of large borrowers. At December 31, 2006, our top 10 borrowers accounted for 64% of total Advances outstanding. Because of this concentration in Advances, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we regularly analyze the implications to our financial management and profitability if we were to lose the business of one or more of these customers.

Our geographic membership requirement limits the potential for adding new members. Also, mergers and charter consolidations are reducing the universe of potential members. During 2006 and the first quarter of 2007, we lost members due to mergers or charter consolidations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Executive Summary” for more information.

Collateral. All credit products extended to a member must be fully collateralized by the member’s pledge of eligible assets. Each borrowing member and its affiliates that hold collateral are required to grant us a security interest in such collateral. All such security interests held by us are afforded a priority by the Competitive

Equality Banking Act over the claims of any party, including any receiver, conservator, trustee, or similar party having rights as a lien creditor, except for claims held by actual bona fide purchasers for value or by parties that are secured by prior perfected security interests, provided that such claims would otherwise be entitled to priority under applicable law. In addition, our claims are given certain preferences pursuant to the receivership provisions of the Federal Deposit Insurance Act. Based on these factors, we do not typically require our borrowing members to deliver collateral to us, other than securities collateral. Further, we file UCC-1 financing statements with respect to all borrowing members and any affiliate that pledges collateral, except when collateral is otherwise perfected through physical possession. This gives us a perfected security interest with priority over all creditors unless a secured creditor perfects by taking possession of our collateral without notice of our lien.

We take collateral on a blanket, specific listing, or delivery basis depending on the credit quality of the borrower. Acceptable collateral includes certain investment securities, one-to-four family mortgages, deposits, and certain ORERC assets. Loans that violate our anti-predatory lending policy for collateral do not qualify as acceptable collateral and are required to be removed from any collateral value calculation. At year-end 2006, ORERC reported by our members accounted for approximately $3.7 billion of borrowing capacity, compared to approximately $2.5 billion of borrowing capacity at December 31, 2005. We have gradually implemented acceptance of newer collateral types as authorized by the Gramm-Leach-Bliley Act of 1999 (“GLB Act”) amendment to the Bank Act. Typically, Advances must be over-collateralized based on the type of collateral, with requirements ranging from 100% for deposits (cash) to 145% for residential mortgages held under blanket lien status. Less traditional types of collateral such as home equity loans and commercial real estate loans have coverage ratios up to 200%. We verify collateral balances by performing periodic, on-site collateral audits on each of our borrowing members, which has allowed us to decrease collateral coverage requirements for home equity loans, lines of credit and commercial real estate loans. Due to the security provided by collateral, management does not believe that loan loss reserves need to be held against Advances.

Affordable Housing and Community Investment Programs. Each Federal Home Loan Bank is required to set aside 10% of its annual net earnings, before interest expense for Mandatorily redeemable capital stock that is classified as debt and after the REFCORP assessment, to fund its AHP (subject to an annual FHLB System-wide minimum of $100 million). Through our AHP, we can provide cash grants or interest subsidies on Advances to our members, which are, in turn, provided to qualified individuals to finance the purchase, construction, or rehabilitation of low- to moderate-income owner-occupied or rental housing. Our AHP includes the following programs:

•

Competitive Program, which is the primary grant program to finance homeownership for individuals with income at or below 80% of the median income for the area, or to finance the purchase, construction, or rehabilitation of rental housing, with at least 20% of the units occupied by, and affordable for, very low-income households.

•	Homeownership Opportunities Program, which provides assistance with down payments and closing costs to first-time homebuyers.

•	Neighborhood Impact Program, which provides rehabilitation assistance to homeowners to help improve neighborhoods.

In addition to AHP, we also offer a variety of specialized Advance programs to support housing and community development needs. Through our Community Investment Program, we offer Advances to our members that are involved in community economic development activities benefiting low- or moderate-income families or neighborhoods. These Advances have maturities ranging from 30 days to 20 years and are priced at our cost of funds plus reasonable administrative expenses. These funds can be used for the development of housing, infrastructure improvements, or assistance to small businesses or businesses that are creating jobs in the member’s community for low- and moderate-income families. Advances made under our Community Investment Program, which are not part of the AHP assessment, comprised 1.1% of our total Advances outstanding, at par, at December 31, 2006; and 2.8% at December 31, 2005.

Investments. We maintain a portfolio of investments, purchased from non-member counterparties, other Federal Home Loan Banks, or members and their affiliates, to provide liquidity and enhance our earnings. Our portfolio of low-risk, short-term investments, principally short-term federal funds, ensures the availability of funds to meet our members’ credit needs. The longer term investment portfolio provides higher returns and may consist of securities issued by the U.S. government and its agencies, other GSEs, mortgage-backed securities (“MBS”), and asset-backed securities (“ABS”) that are issued by government-sponsored mortgage agencies or private issuers that carry high ratings from Moody’s Investor Service (“Moody’s”), Standard and Poor’s Rating Service (“S&P”) or Fitch Ratings (“Fitch”). Our investments in housing GSEs are not guaranteed by the U.S. government.

As of December 31, 2004, we held $235 million par value of COs that were issued by other Federal Home Loan Banks. These securities were sold during the third quarter of 2005. The Finance Board issued a regulatory interpretation, dated March 30, 2005, that clarified that the Federal Home Loan Banks may not directly purchase COs issued by other Federal Home Loan Banks from the Office of Finance or an initial underwriter. On December 14, 2005, the Finance Board issued a waiver of this regulation to the Office of Finance for the benefit of the Federal Home Loan Banks, to the extent that a direct placement of a CO issued by a Federal Home Loan Bank to another Federal Home Loan Bank is necessary to ensure the timely payment of all principal and interest due on COs on a particular day. This waiver was requested to prevent the occurrence of daylight overdrafts resulting from changes made by the Federal Reserve Board in its payment procedures, which were effective on July 20, 2006. The Federal Home Loan Banks and the Office of Finance entered into an agreement on June 23, 2006 and implemented procedures to govern the placement of these COs and their repayment prior to July 20, 2006. The Finance Board has specified, however, that the Federal Home Loan Bank that is required to place a CO with another Federal Home Loan Bank shall pay interest on its obligation at a rate that is at least 500 basis points above the federal funds rate. No additional purchases of COs that have been issued by other Federal Home Loan Banks are currently planned, except to the extent necessary to deal with these payment delays. We do not purchase MBS issued by other Federal Home Loan Banks, although we have made MBS purchases issued by affiliates of our members.

Under the Finance Board’s regulations, we are prohibited from investing in the following types of securities:

•

instruments, such as common stock, that represent an equity ownership in an entity, other than stock in small business investment companies, or certain investments targeted to low-income persons or communities;

•	instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks;

•	non-investment grade debt instruments, other than certain investments targeted to low-income persons or communities and instruments that were downgraded after their purchase;

•	whole mortgages or other whole loans, except for

•	those acquired under our MPP;

•	certain investments targeted to low-income persons or communities;

•	certain marketable direct obligations of state, local, or tribal government units or agencies, having at least the second highest credit rating from Moody’s, S&P, or Fitch;

•	MBS or ABS secured by manufactured housing loans or home equity loans; and

•	certain foreign housing loans authorized under Section 12(b) of the Bank Act;

•	non-U.S. dollar denominated securities.

The Finance Board’s regulations further provide that the total book value of our investments in MBS and ABS must not exceed 300% of our previous month-end capital on the day we purchase the securities. In addition, we are prohibited from purchasing:

•	interest-only or principal-only stripped MBS or ABS;

•	residual-interest or interest-accrual classes of collateralized mortgage obligations and real estate mortgage investment conduits; and

•

fixed-rate or floating-rate MBS or ABS that on the trade date are at rates equal to their contractual cap and that have average lives that vary by more than six years under an assumed instantaneous interest rate change of 300 basis points.

Due to our repurchases of excess stock during 2006, our MBS portfolio currently exceeds the regulatory limit of three times our Total regulatory capital, consisting of Retained earnings, Class B stock, and Mandatorily redeemable capital stock. We were in compliance with the regulatory limit at the time we purchased our current MBS, so we are not required to sell any of our MBS and are not considered to be out of compliance with the regulatory limit. However, we are precluded from purchasing additional MBS until the outstanding principal amount of our current holdings falls below three times our Total regulatory capital.

All unsecured investments, such as federal funds, including those with our members or their affiliates, are subject to the same selection criteria. These criteria include capital, legal structure and credit rating. Each unsecured counterparty has an exposure limit, which is computed in the same manner, regardless of the counterparty’s status as a member, affiliate of a member or unrelated party. The limitations are subject to qualitative review by our Credit Department. This review may result in a reduction of the line of credit or permissible term of the investment.

Investments in MBS that are issued by a member, affiliate of a member, or an unrelated party are not subject to specific issuer limitations if the credit rating of the security is primarily derived from the structure of the security.

Deposits. Deposit programs provide a portion of our funding resources, while also giving members a high quality earning asset that satisfies their regulatory liquidity requirements. We offer several types of deposit programs to our members and other institutions including overnight and demand deposits. We may accept uninsured deposits from:

•	our members;

•	institutions eligible to become members;

•	any institution for which we are providing correspondent services;

•	other Federal Home Loan Banks; or

•	other federal government instrumentalities.

The following table shows the composition of our deposits as of December 31, 2006, and December 31, 2005:

Composition of Deposits

($ amounts in thousands)

	December 31,
	2006	% of Total	2005	% of Total
Overnight deposits	$751,867	82%	$628,184	78%
Demand deposits	95,495	10%	94,381	12%
Custodial mortgage deposits	16	0%	211	0%
Swap collateral held for deposit	60,340	7%	77,166	10%
Pass-through deposit reserves(1)	12,225	1%	—	—

Total	$919,943	100%	$799,942	100%

(1)	Pass-through deposit reserves totaling $13.6 million were included in Other liabilities in 2005.

To support deposits, the Bank Act requires us to have an amount equal to the current deposits invested in obligations of the United States, deposits in eligible banks or trust companies, or Advances with a maturity not exceeding five years.

As the following table shows, we were in compliance with the Bank Act liquidity requirements for deposits as of December 31, 2006, and December 31, 2005.

Liquidity Deposit Reserves

($ amounts in thousands)

	December 31,
	2006	2005
Deposit reserves	$26,410,576	$27,800,167
Total deposits	919,943	799,942

Excess deposit reserves	$25,490,633	$27,000,225

Mortgage Purchase Program

We began purchasing mortgage loans directly from our members through our MPP in the second quarter of 2001. By regulation, we are not permitted to purchase loans from any seller that is not a member of the FHLB System, and we do not use a trust or other entity to purchase the loans for us. We purchase long-term, fixed-rate, fully amortizing, level payment loans predominantly for primary, owner-occupied, detached residences, including single-family properties, and two-, three-, and four-unit properties. Additionally, to a lesser degree, we purchase loans for primary, owner-occupied, attached residences, (including condominiums and planned unit developments), second/vacation homes, and investment properties.

All of our mortgage loan purchases are governed by a Finance Board regulation adopted in 2000, as amended. Prior to that time, the Federal Home Loan Banks could only purchase mortgage loans based upon individual approvals from the Finance Board. Further, while the regulation does not specifically limit us to purchasing fixed-rate loans, we would need to comply with the Finance Board’s regulation on new business activities to purchase adjustable-rate loans. The Finance Board regulations provide that any material changes to mortgage purchase programs that have a different risk profile would need to be approved by the Finance Board as a new business activity. On October 27, 2006, the Finance Board approved our proposal to offer pool aggregation under our MPP. Our pool aggregation program is designed to reduce the credit enhancement costs to small and mid-size members participating in the program. Members that participate in the MPP, known as “sellers”, are allowed to pool their loans with similar pools of loans originated by other sellers to create an aggregate pool of loans of approximately $100 million each. The costs of obtaining supplemental mortgage insurance (“SMI”) for a pool of $100 million is less than the costs of obtaining SMI for each of the smaller separate pools of loans.

The MPP was originally developed by our Bank and the Federal Home Loan Banks of Seattle and Cincinnati. These three Banks jointly developed the software and documentation for the MPP. In the event that another Federal Home Loan Bank wishes to purchase the MPP software and documentation to start its own program, the initial three MPP Banks, and each other Federal Home Loan Bank that has acquired the software and documentation, have agreed to determine a reasonable purchase price that is then shared with all the participating Banks on a pro rata basis. The Federal Home Loan Bank of Atlanta purchased the software and documentation package and began its own program in April 2003. The Federal Home Loan Bank of Pittsburgh has purchased the software and documentation package, but has not initiated its program. Although each Bank operates its program separately, these Banks still cooperate on various technical issues common to their programs, excluding the Federal Home Loan Bank of Seattle, which discontinued its program in 2005.

All loans we purchase meet guidelines for our MPP accepted by our approved SMI providers and generally meet the underwriting standards of Fannie Mae and Freddie Mac. For example, the maximum loan-to-value for any mortgage loan purchased is 95%, and the borrowers must meet certain minimum credit scores depending upon the type of property or loan. Further, we will not knowingly purchase any loan that violates the terms of our anti-predatory lending policy.

Sellers must complete all application documents and be in sound financial condition as determined by our Credit Department’s underwriting standards. In addition, a seller must meet the following requirements:

•	be an active originator of conventional mortgages and have servicing capabilities, if applicable, or use a servicer that we approve;

•	certify that it is in good standing if it is an approved seller of either Fannie Mae or Freddie Mac loans;

•	advise us if it has been the subject of any adverse action by either Fannie Mae or Freddie Mac; and

•	along with its parent company, if applicable, meet the capital requirements of each state and federal regulatory agency with jurisdiction over the member’s or parent company’s activities.

Our earnings from the MPP are comprised of the monthly interest payments we receive, which are computed on each loan at the mortgage note rate multiplied by the principal balance outstanding, adjusted for the following:

•	servicing costs (which generally equal 0.25% for conventional loans and 0.44% for government-insured loans and are retained by the servicer of the loan);

•	the cost of the lender risk account (“LRA”);

•	the cost of the SMI;

•

the net amortization of purchased loan premiums or discounts (in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 91, Non-refundable Fees and Costs Associated with Origination or Acquiring Loans and Initial Direct Costs of Leases (“SFAS 91”)); and

•

the net amortization of terminated MPP hedge basis adjustments (in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended by SFAS No. 137, Accounting for Derivatives Instruments and Hedging Activities — Deferral of Effective Date of FASB Statement No. 133, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities and SFAS 91).

Government-insured mortgage loans are considered to have a 100% United States government guarantee and, therefore, we believe that we have no credit risk exposure from these loans so no additional credit enhancements (such as an LRA or SMI) are required.

We consider the cost of the LRA and SMI when we formulate conventional loan pricing. Each of these credit enhancement structures is accounted for not only in our expected return on our acquired mortgage loans, but also in the risk review performed during the accumulation/pooling process. The pricing of each structure is dependent on a number of factors and is specific to the seller.

We do not service the mortgage loans we purchase. Sellers may elect to retain servicing rights for the loans sold to us, or they may elect to sell servicing rights to an MPP-approved servicer. The servicers are responsible for all aspects of servicing, including, among other things, the administration of the foreclosure and claims processes, from the date we purchase the loan until the loan has been fully satisfied. In the past, we required payments only on a scheduled/scheduled basis which meant we received scheduled monthly principal and interest from the servicer regardless of whether the mortgagee was making payments to the servicer. On June 1, 2006, we began offering an actual/actual remittance option. Under actual/actual servicing agreements, the servicers remit payments only as they are received from the borrowers.

Currently, Washington Mutual Bank, FA is the only approved servicer to which servicing rights may be sold. Those sellers that retain servicing rights receive a monthly servicing fee, which currently averages 28.36 basis points annually. The sellers that retain servicing rights must be approved by us and undergo an audit by a third party quality control contractor that advises the sellers of any deficiencies in servicing procedures or processes and then notifies us so that we can monitor their performance. Servicing activities, whether retained or released, are subject to review by our master servicer, Washington Mutual Mortgage Securities Corporation. If we deem servicing to be inadequate, we can require that the servicing of those loans be transferred to a servicer that is acceptable to us.

Under current regulations, all pools of mortgage loans purchased by us, other than government-insured mortgage loans, must have sufficient credit enhancement so that the pools of loans are at least investment grade. Further, additional risk-based capital must be maintained against the pools of mortgage assets that have an implied credit rating of less than AA. Therefore, we generally limit the pools of mortgage loans that we will purchase to those with an implied S&P credit rating of at least AA.

The required credit enhancement to reach the expected credit rating is determined by using S&P’s LEVELS™ Rating Model. An LRA is then established in an amount sufficient to achieve the expected credit rating. Credit losses on defaulted mortgage loans in the pool are paid from these sources in the following order:

•	collateral value;

•	primary mortgage insurance, if any;

•	LRA; and

•	SMI.

The LRA is funded through a reduction to the net yield earned on loans and the corresponding purchase price paid to the member and is paid out of the periodic interest payments on the loans. As these funds are collected, they are held in escrow and used to pay the SMI deductible or to reimburse losses incurred by us or the SMI provider. If the mortgage loans perform better than expected, the remaining funds in the LRA are returned to the member, thus encouraging the member to sell us only good quality loans. SMI is added on any pools of loans where, after application of the LRA, the loan-to-value of the pool is still higher than 50%. The average LRA annual cost allocation is 7.34 basis points of the principal balance of the pool of loans sold, and the average SMI premium is 8.51 basis points. Any losses that exceed the funds available from the above sources would be absorbed by us.

We do not receive any transaction or other fees other than a 0.25% to 0.75% fee on cash-out refinancing transactions, and a 1.5% fee on loans on investment properties that are consistent with industry standards. We do not pay the sellers any fees other than the servicing fee discussed above when the seller retains the servicing rights.

Our current SMI providers are Mortgage Guaranty Insurance Corporation and Genworth Financial. We enter into the insurance directly with the SMI provider, but a contract is written for each pool or aggregate pool. Pursuant to Finance Board regulation, the seller must be responsible for all expected credit losses on the mortgages sold to us. Therefore, the seller is the purchaser of the SMI policy and we are designated as the beneficiary. Although we remit the insurance payments to the SMI provider, the payments are the responsibility of the seller. We collect the SMI premiums from the monthly mortgage remittances received from the sellers or their designated servicer and remit them to the SMI provider as an administrative convenience.

It is the servicer’s responsibility to initiate loss claims on the loans. No payments from the LRA (other than amounts returned to the seller as described in Note 1 to the financial statements) or SMI are made prior to initiation of the foreclosure or claims process. Once it is determined that a loss is insurable, the SMI provider pays the claim in full and seeks reimbursement from the LRA. The SMI provider is entitled to reimbursement for credit losses from funds available in the LRA that are equal to the aggregate amounts contributed to the LRA less any amounts paid for previous claims and any amounts that have been released from the LRA and paid to us. If the LRA is still being funded, the SMI provider could make claims against those payments as they are received up to the full reimbursable amount of the claim, and these amounts would be reflected as additional deductions from the LRA as they were paid. Although losses not covered by the LRA or the SMI would be absorbed by us, the LRA and SMI are generally sufficient to protect us from any loss in an amount up to approximately 50% of the home’s original value, with the presumption that the home’s then current collateral value, together with primary mortgage insurance, if any, would be sufficient to equal at least 50% of the original value at the time the loss is computed. See “Item 7. Financial Information — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk Management” for further information.

In the first quarter of 2005, we negotiated to obtain an aggregate loss/benefit limit or “stop-loss” on any master commitment contracts that equal or exceed $35,000,000. The stop-loss is equal to the total initial principal balance of loans under the master commitment contract multiplied by the stop-loss percentage, as is then in effect, and represents the maximum aggregate amount payable by the SMI provider under the SMI policy for that pool. Even with the stop-loss provision, the aggregate of the LRA and the amount payable by the SMI provider under an SMI stop-loss contract will be equal to or greater than the amount of credit enhancement required for the pool to have an implied S&P credit rating of at least AA. Non-credit losses, such as uninsured property damage losses which are not covered by the SMI, can be recovered from the LRA to the extent that there has been no credit loss claim on those LRA funds.

MPP Concentration. Based upon the average balances of MPP loans outstanding, at par, and imputing the amount of interest income, no member contributed interest income that exceeded 10% of our total interest income for the year ended December 31, 2006. Our board has established a limit of 50% of the MPP loans outstanding purchased from any one MPP seller. Loans purchased from one MPP customer, LaSalle Bank Midwest NA, contributed interest income that exceeded 10% of our total interest income for the year ended December 31, 2005. Total mortgage loans outstanding as of December 31, 2005, purchased from LaSalle Bank Midwest NA were $4.1 billion or 42.7% of total mortgage loans outstanding, at par. The amount of imputed interest income earned during the year ended December 31, 2005, from mortgage loans purchased from LaSalle Bank Midwest NA was $199.9 million or 11.1% of total interest income.

On January 22, 2007, LaSalle Bank Midwest NA, announced the sale of its subsidiary, ABN AMRO Mortgage Group to Citigroup. The loss of this MPP seller’s mortgage subsidiary will have a material adverse effect on this segment. See the sections entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Item 1A. RISK FACTORS — Loss of One or More Large Customers Could Adversely Impact Us.”

Funding Sources

The primary source of funds for each of the Federal Home Loan Banks is the sale of debt securities, known as COs, in the capital markets. The Finance Board’s regulations govern the issuance of debt on our behalf and authorize us to issue COs, through the Office of Finance, our agent, under Section 11(a) of the Bank Act. By regulation, all of the Federal Home Loan Banks are jointly and severally liable for the COs issued under Section 11(a). No Federal Home Loan Bank is permitted to issue individual debt under Section 11(a) without the approval of the Finance Board.

While COs, which consist of bonds and Discount Notes, are, by regulation, the joint and several obligations of the Federal Home Loan Banks, the primary liability for COs issued to provide funds for a particular Federal Home Loan Bank rests with that Bank. COs are backed only by the financial resources of the Federal Home Loan Banks, and there has never been a default in the payment of any CO. Although each Federal Home Loan Bank is a GSE, COs are not obligations of, and are not guaranteed by, the U.S. government. The Moody’s and S&P ratings for COs of Aaa and AAA, respectively, reflect the likelihood of timely payment of principal and interest on the COs. The aggregate par amount of the FHLB System’s outstanding COs was approximately $951.7 billion at December 31, 2006, and $937.5 billion at December 31, 2005.

Although we are primarily liable for those COs that are issued on our behalf, we are also jointly and severally liable, along with the other Federal Home Loan Banks, for the payment of principal and interest on COs of all the Federal Home Loan Banks. If the principal or interest on any CO was not paid in full when due, we could not pay dividends to, or redeem or repurchase shares of stock from, any of our members. The Finance Board, in its discretion, may require us to make principal or interest payments due on any Federal Home Loan Bank’s COs. To the extent that we make any payment on a CO as to which we are not the primary obligor, we are entitled to reimbursement from the Federal Home Loan Bank that is the primary obligor. However, if the Finance Board determines that such Federal Home Loan Bank is unable to satisfy its obligations, then the Finance Board may allocate the outstanding liability among the remaining Federal Home Loan Banks on a pro rata basis in proportion to each Federal Home Loan Bank’s participation in all COs outstanding, or on any other basis the Finance Board may determine.

The Finance Board’s regulations also state that we must maintain the following types of assets free from any lien or pledge in an amount at least equal to the amount of COs outstanding on our behalf:

•	cash;

•	obligations of, or fully guaranteed by, the United States;

•	secured Advances;

•	mortgages, which have any guaranty, insurance, or commitment from the United States or any agency of the United States;

•

investments described in Section 16(a) of the Bank Act, which include, among other items, securities that a fiduciary or trust fund may purchase under the laws of the state in which the Federal Home Loan Bank is located; and

•

other securities that are assigned a rating or assessment by a nationally recognized statistical rating organization (“NRSRO”) that is equivalent to or higher than the rating or assessment assigned by that NRSRO to the COs.

The following table shows a comparison of the aggregated amount of the above-noted asset types to the total amount of outstanding COs issued on our behalf as of December 31, 2006, and December 31, 2005, and verifies that we maintain assets in excess of our required amounts. The amount of aggregate qualifying assets and COs reflects the effects of SFAS 133 fair value hedging adjustments.

Aggregate Qualifying Assets

($ amounts in thousands)

	December 31,
	2006	2005
Aggregate qualifying assets	$46,704,506	$47,929,670
Total COs	43,314,590	44,338,682

Aggregate qualifying assets in excess of COs	$3,389,916	$3,590,988

Ratio of aggregate qualifying assets to COs	1.08	1.08

Office of Finance

The issuance of the COs is facilitated and executed by the Office of Finance. It also services all outstanding debt, provides information on capital market developments, manages our relationship with the rating agencies with respect to COs, and administers payments to REFCORP and the Financing Corporation. These two corporations were established by Congress in the 1980s to help recapitalize the savings and loan industry’s deposit insurance fund and resolve insolvent savings institutions. The Office of Finance serves as the Federal Home Loan Banks’ fiscal agent for debt issuance and can control the timing and amount of each issuance. The U.S. Treasury can affect debt issuance for the Federal Home Loan Banks through its oversight of the U.S. financial markets. See “Supervision and Regulation — Government Corporation Control Act” herein.

REFCORP

The purpose of REFCORP is to provide funds to the Resolution Trust Corporation (“RTC”) to allow it to resolve troubled savings and loan institutions in receivership during the 1980s and early 1990s. REFCORP has no employees but instead uses the officers, employees, and agents of the Federal Home Loan Banks. It is subject to such regulations, orders, and directions as the Finance Board prescribes. REFCORP was authorized by Congress in 1989 to issue bonds, notes, debentures, and similar obligations in an aggregate amount not to exceed $30 billion. REFCORP obligations are not obligations of, or guaranteed as to principal by, the FHLB System, the Federal Home Loan Banks, or the U.S. government. However, the U.S. government pays interest on such obligations as required, and, by statute, 20% of the net earnings after operating expenses and AHP expense of each Federal Home Loan Bank is used to fund the interest payments on these obligations.

In 1989, Congress established the amount of the total interest payments to be paid by the Federal Home Loan Banks at $300 million per year, or $75 million per quarter. A regulatory formula, which is no longer applicable, established how the $300 million was to be allocated among the Federal Home Loan Banks and how funding shortfalls were to be addressed. In 1999, the GLB Act changed the annual assessment to a flat rate of 20% of net earnings after AHP expense for each Federal Home Loan Bank. Because this amount cannot be changed without further legislation, the expiration of the obligation is shortened as payments in excess of $75 million per quarter are accrued by the 12 Federal Home Loan Banks. As specified in the Finance Board regulation that implemented Section 607 of the GLB Act, the payment amount in excess of the $75 million required quarterly payment is used to simulate the purchase of zero-coupon treasury bonds to defease all or a portion of the most distant remaining $75 million quarterly payment. The Finance Board, in consultation with the Secretary of Treasury, selects the appropriate zero-coupon yields used in this calculation.

Through December 31, 2006, the Federal Home Loan Banks have exceeded the $300 million annual annuity requirements for all years between 2000 and 2006. These defeased payments, or portions thereof, could be restored in the future if actual REFCORP payments of the 12 Federal Home Loan Banks fall short of $75 million in any given quarter. Contributions to REFCORP will be discontinued once all obligations have been fulfilled. However, due to the interrelationships of all future earnings of the 12 Federal Home Loan Banks, we are not able to determine the total cumulative amount to be paid by our Bank to REFCORP.

Consolidated Obligation Bonds

Consolidated Obligation bonds (“CO Bonds”) satisfy term funding requirements and are issued with a variety of maturities and terms under various programs. The maturities of these securities range from 1 year to 30 years, but the maturities are not subject to any statutory or regulatory limit. The CO Bonds can be fixed or adjustable rate and callable or non-callable. They are issued and distributed daily through negotiated or competitively bid transactions with approved underwriters or selling group members.

We request funds primarily through automated systems developed by the Office of Finance. Our request may include parameters such as program type, issuance size, pricing and coupon levels, maturity, and option characteristics. We receive 100% of the proceeds of a bond issued via direct negotiation with underwriters of FHLB System debt when we are the only Federal Home Loan Bank involved in the negotiation; consequently, we are the primary obligor on that CO Bond. When, along with one or more of the other Federal Home Loan Banks, we jointly negotiate the issuance of a CO Bond directly with underwriters, we receive a portion of the proceeds of the CO Bond agreed upon with the other Federal Home Loan Banks; in those cases, we are the primary obligor for a pro-rata portion of the CO Bond based on the amount of proceeds we receive. The majority of our CO Bond issuances, including both those that do and do not involve participation by other Federal Home Loan Banks, are conducted via direct negotiation with underwriters of the FHLB System CO Bonds.

We may also request specific amounts of particular CO Bonds to be offered by the Office of Finance for sale via competitive auction conducted with underwriters in a bond selling group. One or more other Federal Home Loan Banks may also request that amounts of those same CO Bonds be offered for sale for their benefit via the same auction. We may receive from 0% to 100% of the proceeds of the Bonds issued via competitive auction depending on: (a) the amounts and costs for the CO Bonds bid by the underwriters; (b) the maximum costs we, and any other Federal Home Loan Bank(s) participating in the same issue, are willing to pay for the CO Bonds; and (c) guidelines for allocation of CO Bond proceeds among multiple participating Federal Home Loan Banks as administered by the Office of Finance.

Discount Notes

We also issue Discount Notes to provide short-term funds for Advances to members and for other investments. These securities have maturities up to 360 days, and are offered daily through a Discount Note selling group and through other authorized securities dealers. Discount Notes are sold at a discount and mature at par.

On a daily basis, we may request specific amounts of Discount Notes with specific maturity dates to be offered by the Office of Finance at a specific cost for sale to underwriters in the Discount Note selling group. One or more other Federal Home Loan Banks may also request that Discount Notes with the same maturities be offered for sale for their benefit on the same day. The Office of Finance commits to issue Discount Notes on behalf of the participating Federal Home Loan Bank(s) when underwriters in the selling group submit orders for the specific Discount Notes offered for sale. We may receive from 0% to 100% of the proceeds of the Discount Notes issued via this sales process depending on: (a) the maximum costs we or the other Federal Home Loan Banks participating in the same discount notes, if any, are willing to pay for the Discount Notes; (b) the amounts of orders for the Discount Notes submitted by underwriters; and (c) guidelines for allocation of Discount Note proceeds among participating Federal Home Loan Banks administered by the Office of Finance.

Twice weekly, we may also request that specific amounts of Discount Notes with fixed maturity dates ranging from 4 weeks to 26 weeks be offered by the Office of Finance for sale via competitive auction conducted with underwriters in the Discount Note selling group. One or more other Federal Home Loan Banks may also request amounts of those same Discount Notes be offered for sale for their benefit via the same auction. The Discount Notes offered for sale via competitive auction are not subject to a limit on the maximum costs the Federal Home Loan Banks are willing to pay. We may receive from 0% to 100% of the proceeds of the Discount Notes issued via competitive auction depending on: (a) the amounts and costs for the Discount Notes bid by underwriters; and (b) guidelines for allocation of Discount Note proceeds among multiple participating Federal Home Loan Banks administered by the Office of Finance.

Other Indebtedness

Although the majority of our total indebtedness consists of CO Bonds and Discount Notes outstanding, and deposits from our members, we are also obligated to pay other liabilities owed and payable in the form of:

•	interest accrued;

•	amounts owed under the AHP;

•	amounts owed to REFCORP;

•	amounts owed on capital stock that can be Mandatorily redeemed in accordance with SFAS 150;

•	the liability to counterparties on derivative contracts; and

•

other miscellaneous liabilities including benefits payable for employee pension and other benefit plan obligations, accrued salary and benefits, amounts payable related to the LRA and SMI on MPP program loans, and amounts payable related to correspondent service operations.

A summary of our total indebtedness at December 31, 2006, and December 31, 2005, follows.

Total Indebtedness

($ amounts in thousands)

	December 31,
	2006		2005
	Amount	% of Total	Amount	% of Total
Deposits	$919,943	2.1%	$799,942	1.8%
COs	43,314,590	96.4%	44,338,682	96.8%
Accrued interest payable	383,627	0.9%	328,322	0.7%
AHP payable	26,366	0.1%	27,025	0.1%
REFCORP payable	6,838	0.0%	7,031	0.0%
Mandatorily redeemable capital stock	151,332	0.3%	43,574	0.1%
Derivative liabilities	63,370	0.1%	193,433	0.4%
Other miscellaneous liabilities	48,124	0.1%	50,679	0.1%

Total indebtedness	$44,914,190	100.0%	$45,788,688	100.0%

Our earnings have always been sufficient to cover our fixed charges, which consist primarily of the interest we pay on the COs for which we are the primary obligor. The following table presents the ratio of our earnings to our fixed charges for the five years ended December 31, 2006:

Computation of Earnings to Fixed Charges

($ amounts in thousands)

	As of and for the Year ended December 31,
	2006	2005	2004	2003	2002
Income before assessments and cumulative effect of change in accounting principle(1)	$160,769	$207,855	$178,044	$183,059	$109,838

Fixed charges(2)
Interest expense on COs	$2,121,061	$1,543,756	$1,011,317	$905,648	$1,006,092
Interest expense on deposits and other	59,503	32,221	15,197	21,720	25,811

Fixed charges	2,180,564	1,575,977	1,026,514	927,368	1,031,903

Earnings, including fixed charges	$2,341,333	$1,783,832	$1,204,558	$1,110,427	$1,141,741

Ratio of earnings to fixed charges	1.07	1.13	1.17	1.20	1.11

(1)	Income before assessments is our equivalent of pre-tax income.
(2)	Our fixed charges include interest expense and premiums and discount amortization on CO Bonds, including net settlements on derivatives that hedge CO Bonds, and Discount Notes and interest expense on other liabilities including deposits, borrowings from other Federal Home Loan Banks, Mandatorily redeemable capital stock, and other borrowings. We do not capitalize interest, and the impact of interest expense within our rental costs is not significant.

Use of Derivatives

Finance Board regulations and our Risk Management Policy (“RMP”) establish guidelines for the use of derivatives. The goal of our interest rate risk management strategy is not to eliminate interest rate risk but to manage it within appropriate limits. Permissible derivatives include interest rate swaps, swaptions, interest rate cap and floor agreements, calls, puts, futures, and forward contracts executed as part of our market risk management philosophy. We are permitted to execute derivative transactions only to manage interest rate risk positions, hedge embedded options in assets and liabilities including mortgage prepayment risk positions, hedge any foreign currency positions, and act as an intermediary between our members and interest rate swap counterparties. All derivatives are accounted for at fair value in accordance with SFAS 133. We are prohibited from trading in or the speculative use of these instruments, and we have limits for credit risk arising from these instruments.

We engage in derivative transactions to hedge market risk exposures of certain Advances, primarily fixed-rate bullet and putable Advances, and mortgage assets. Market risk includes the risks related to:

•	movements in interest rates and mortgage prepayment speeds over time;

•	the change in the relationship between short-term and long-term interest rates (i.e., the slope of the CO and LIBOR yield curves);

•

the change in the relationship of FHLB System debt spreads to other indices, primarily LIBOR and U.S. Treasury yields and the change in the relationship of FHLB System debt spreads to mortgage yields (commonly referred to as “basis” risk); and

•	the change in the relationship between fixed rates and variable rates.

Our use of derivatives is the primary way we reconcile the preferences of the capital markets for the kinds of debt securities in which they want to invest and the preferences of member institutions for the kinds of Advances they want to hold and the kinds of mortgage loans they want to sell. The most common reasons we use derivatives are to:

•

preserve a favorable interest rate spread between the yield of an asset and the cost of the supporting COs. Without the use of derivatives, this interest rate spread could be reduced or eliminated if the structures of the asset and COs do not have similar characteristics including maturity and the level and characteristics of the interest rates (e.g., fixed/variable terms);

•	reduce funding costs by executing a derivative concurrently with the issuance of CO Bonds;

•	fund and hedge below-market rate Advances where our members have sold us options embedded within the Advances;

•	mitigate the adverse earnings effects from the shortening or extension of the cash flows from mortgage assets with prepayment options we have sold;

•	hedge the market risk associated with timing differences in the settlement of commitments in the MPP and COs;

•	protect the fair value of existing asset or liability positions; and

•	hedge market risk on a macro, or whole balance sheet, level.

Supervision and Regulation

The Bank Act

We are supervised and regulated by the Finance Board, an independent agency in the executive branch of the U.S. government. Under the Bank Act, the Finance Board’s responsibility is to ensure that, pursuant to regulations promulgated by the Finance Board, each Federal Home Loan Bank:

•	carries out its housing finance mission;

•	remains adequately capitalized and able to raise funds in the capital market; and

•	operates in a safe and sound manner.

The Finance Board is governed by a five-member board of which four board members are appointed by the President of the United States, with the advice and consent of the Senate, each to serve a seven-year term. The fifth member of the Finance Board is the Secretary of the U.S. Department of Housing and Urban Development or the Secretary’s designee. The Finance Board’s operating expenses are funded by assessments on the Federal Home Loan Banks. As such, no tax dollars or other appropriations support the operations of the Finance Board or the Federal Home Loan Banks. In addition to our submissions to the Finance Board of monthly financial information on our condition and results of operations, the Finance Board conducts annual on-site examinations in order to assess our safety and soundness, and also performs periodic off-site reviews.

The Bank Act gives the Secretary of the Treasury the discretion to purchase COs up to an aggregate principal amount of $4 billion. No borrowings under this authority have been outstanding since 1977. The U.S. Department of the Treasury receives a copy of the Finance Board’s annual report to the Congress, monthly reports reflecting our securities transactions, and other reports reflecting our operations. Our annual financial statements are audited by an independent registered public accounting firm following generally accepted auditing standards as well as the government auditing standards issued by the U.S. Comptroller General. The Comptroller General has authority under the Bank Act to audit or examine the Finance Board and the FHLB System and to decide the extent to which it fairly and effectively fulfills the purposes of the Bank Act.

GLB Act Amendments to the Bank Act

Prior to the enactment of the GLB Act in 1999, the Bank Act provided for a “subscription” capital structure for the Federal Home Loan Banks. Under that structure, a single class of capital stock was issued to members by their respective Federal Home Loan Bank pursuant to a statutory formula which required each Federal Home Loan Bank member to purchase stock in an amount equal to the greatest of the following (i) $500; (ii) 1% of the member’s total mortgage assets; or (iii) 5% of the Advances outstanding to the member. The stock was redeemable by a member that sought to withdraw from its Federal Home Loan Bank membership upon six months’ prior written notice to that Federal Home Loan Bank. Upon redemption, a member would receive the par value of its stock.

The GLB Act amended the Bank Act to provide a more flexible and permanent capital structure for the Federal Home Loan Banks by requiring that each Federal Home Loan Bank develop and implement a capital plan that, among other things, would replace the previous single-class Federal Home Loan Bank capital stock with a new capital structure comprised of Class A Stock, Class B Stock, or both. Class A Stock is redeemable by a member upon six months’ prior written notice to its Federal Home Loan Bank. Class B Stock is redeemable by a member upon five years’ prior written notice to its Federal Home Loan Bank. Class B Stock also has a higher weighting than Class A Stock for purposes of calculating the minimum leverage requirement applicable to each Federal Home Loan Bank.

The GLB Act amendments require that each Federal Home Loan Bank maintain permanent capital and Total Capital in sufficient amounts to comply with specified, minimum risk-based capital and leverage capital requirements.

•

Permanent capital is defined as the amount we receive for our Class B Stock (including Mandatorily redeemable capital stock) plus our Retained earnings. Permanent capital must at least equal our risk-based capital requirement, which is defined as the sum of credit risk, market risk, and operations risk capital requirements. Each of these risk capital requirements is measured in accordance with guidelines in the Finance Board’s regulations. Generally, our

•

credit risk capital is the sum of our credit risk charges for all assets, off-balance sheet items and derivative contracts, calculated using the methodologies and risk weights assigned to each classification in the regulations;

•

market risk capital is the sum of the market value of our portfolio at risk from movements in interest rates, foreign exchange rates, commodity prices, and equity prices that could occur during periods of market stress, and the amount by which the market value of Total Capital is less than 85% of the book value of Total Capital; and

•	operations risk capital is 30% of the sum of our credit risk and market risk capital requirements.

•

Total Capital is defined as permanent capital plus a general allowance for losses plus any other amounts determined by the Finance Board to be available to absorb losses. Total Capital must equal at least 4% of Total Assets.

•	Leverage capital is defined as 150% of permanent capital. Leverage capital must equal at least 5% of Total Assets.

From time to time, for reasons of safety and soundness, the Finance Board may require one or more individual Federal Home Loan Banks to maintain more permanent capital or Total Capital than is required by the regulations. Failure to comply with these requirements or the minimum capital requirements could result in the imposition of operating agreements, cease and desist orders, civil money penalties, and other regulatory action, including involuntary merger, liquidation, or reorganization as authorized by the Bank Act.

In addition to changes in capital structure, the GLB Act also devolved more of the governance and management of each Federal Home Loan Bank to its board of directors and officers and away from the Finance

Board. This devolution included the right of the directors to elect the chair and vice chair of the board rather than those offices being appointed by the Finance Board. Further, elected director terms were extended to three years from two, and provisions were adopted to stagger the directors’ terms to permit more continuity. Board policies can now be adopted without the prior approval of the Finance Board, but such policies are subject to review by the Finance Board. The Finance Board has issued guidance to the Federal Home Loan Banks on various topics that are now controlled by their boards but are of concern to the Finance Board from a supervisory perspective, including guidance on Retained earnings and predatory lending.

In March 2006, the Finance Board issued a proposed rule with respect to the Federal Home Loan Banks’ Retained earnings policies and their ability to hold excess capital stock. The proposed rule included a specific formula for calculating Retained earnings, a limitation on the amount of excess stock that may be held and restrictions on the payment of dividends if a bank does not meet the minimum Retained earnings requirement in any quarter. A significant potion of the proposed rule was withdrawn in December 2006 and the Finance Board adopted only that portion of the proposed rule that prohibited the Federal Home Loan Banks from issuing new excess stock if the amount of excess stock exceeds one percent of a Bank’s assets. This means that the Federal Home Loan Banks that exceed the one percent limit may not pay dividends in stock. At December 31, 2006, our excess stock exceeded one percent of our Total Assets as total excess stock was 1.3% of Total Assets. Further, the new rule also provides that the Federal Home Loan Banks may pay dividends only out of known current income and Retained earnings. The Finance Board has said that it will consider issuing a new proposed rule sometime in 2007 or early next year which may contain additional Retained earnings and other capital requirements.

Government Corporations Control Act

We are subject to the Government Corporations Control Act, which provides that before we can issue and offer obligations to the public, the Secretary of the Treasury must prescribe the form, denomination, maturity, interest rate, and conditions of the obligations; the way and time issued; and the selling price.

Furthermore, this Act provides that the Comptroller General may review any audit of the financial statements of a Federal Home Loan Bank conducted by an independent public accounting firm. If the Comptroller General undertakes such a review, the results and any recommendations must be reported to the Congress, the Office of Management and Budget, and the Federal Home Loan Bank in question. The Comptroller General may also conduct a separate audit of any of our financial statements.

Federal Securities Laws

Our shares of Class B Stock are registered with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended, (the “1934 Act”) and we are subject to the information, disclosure, insider trading restrictions, and other requirements under the 1934 Act. We are not subject to the provisions of the Securities Act of 1933 as amended (the “1933 Act”) and, subject to the regulations of the Finance Board, we may withdraw our voluntary registration under the 1934 Act at any time. We have been, and continue to be, subject to all relevant liability provisions of the 1934 Act.

Because our Class B Stock is registered under the 1934 Act, we became subject to the requirements of the Sarbanes-Oxley Act of 2002 (“SOX”) and related rules and regulations issued by the SEC. SOX was enacted to address corporate and accounting fraud and establish a new accounting oversight board that enforces auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, SOX

•	requires chief executive officers and chief financial officers to certify the accuracy of periodic reports filed with the SEC;

•	imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures;

•	accelerates the timeframe for reporting insider transactions and periodic disclosures by public companies;

•

requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers, and whether the audit committee includes at least one “audit committee financial expert”; and

•	requires significant review and testing of internal controls.

Under SOX, the SEC is required to regularly and systematically review corporate filings, based on certain enumerated factors. To deter wrongdoing, SOX

•	subjects bonuses issued to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct;

•	prohibits an officer or director from misleading or coercing an auditor;

•	imposes new criminal penalties for fraud and other wrongful acts; and

•	extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

Federal and State Banking Laws

We are not generally subject to the state and federal banking laws affecting retail depository financial institutions in the U.S. However, as we do provide our members with certain correspondent services, such as wire transfer services, our activities are subject to the Bank Secrecy Act, as amended by the U.S. Patriot Act. We are therefore required to report suspicious activity involving the movement of large amounts of cash or the attempted wire transfer of funds to persons or countries that are on the U.S. government’s restricted list. Further, we may become subject to additional requirements if the U. S. Treasury issues regulations governing our activities in this area.

As a wholesale secured lender and a secondary market purchaser of mortgage loans, we are not directly subject to the various federal and state laws regarding consumer credit protection, such as anti-predatory lending laws. However, as non-compliance with these laws could affect the value of these loans as collateral or acquired assets, we require our members to warrant that all of the loans pledged or sold to us are in compliance with all applicable laws. The Finance Board advised all of the Federal Home Loan Banks in August 2005 that they must have a policy in place that requires members to comply with applicable anti-predatory lending laws with respect to both pledged collateral and mortgage loans to be sold to us. In November 2005, our board adopted anti-predatory lending policies for both collateral and acquired member assets that prohibited the pledge or sale of such loans from our members to us. After additional discussions with the Finance Board, our board adopted a revised policy in June 2006.

Proposed Changes in GSE Regulation

Since mid-2003, the housing-related GSEs, including the Federal Home Loan Banks, have come under increased scrutiny by Congress because of accounting and financial issues raised by certain regulatory agencies. Consequently, numerous legislative proposals have been introduced in Congress for the purpose of enhancing regulatory oversight. Some of the proposals have included capping the size of Fannie Mae’s and Freddie Mac’s mortgage portfolios, creation of a new affordable housing fund from Fannie Mae’s and Freddie Mac’s profits, and the combination of the Office of Federal Housing Enterprise Oversight, which regulates Fannie Mae and Freddie Mac, and the Finance Board into a new regulatory agency. The U.S. House of Representatives passed a bill containing these provisions in October 2005. However, the bill expired without action by the U.S. Senate and new bills are being considered by both the House and the Senate. It is impossible to predict what, if any, provisions relating to the Finance Board and the Federal Home Loan Banks will be included in any legislation that might be approved by Congress, and whether any such change in regulatory structure will be signed into law.

Any changes made by Congress to the housing-related GSEs regulatory structure may also impact the structure and operation of the Office of Finance. These changes could have a material adverse effect on future earnings, shareholder returns and our ability to fulfill our mission.

Regulatory Enforcement Actions

While examination reports are confidential between the Finance Board and a Federal Home Loan Bank, the Finance Board may publicly disclose supervisory actions or agreements that the Finance Board has entered into with a Federal Home Loan Bank. The Finance Board entered into two such agreements, with the Federal Home Loan Bank of Chicago and the Federal Home Loan Bank of Seattle, in 2004. As the Federal Home Loan Banks issue COs jointly, these agreements may adversely affect our cost of funds. The Seattle Bank was released from its supervisory agreement in January 2007.

Several of the Federal Home Loan Banks, including our Bank, restated prior year financial statements, resulting in a delay in the issuance of the FHLB System’s combined financial statements by the Office of Finance. Further, these or other accounting, operational or regulatory issues that may occur in the future, may affect the timeliness of the combined statements. While the delay in publishing the quarterly September 2004, year-end 2004 and 2005, and quarterly March, June and September 2005 and 2006 combined statements has not adversely affected our cost of funds or our access to the capital markets, future delays could have that effect.

Tax Status/Assessments

Although we are exempt from all federal, state, and local taxation, except for real property taxes, we are obligated to make payments to REFCORP in the amount of 20% of net earnings after operating expenses and AHP expense. Additionally, in the aggregate, the 12 Federal Home Loan Banks are required annually to set aside, for the AHP, the greater of $100 million or 10% of the current year’s net earnings before interest expense for Mandatorily redeemable capital stock that is classified as debt (but after expenses for REFCORP). Currently, combined assessments for REFCORP and the AHP are approximately the equivalent of a 26.7% effective income tax rate. Despite our tax exempt status, any cash dividends issued by us to members are taxable dividends to the members and do not benefit from the corporate dividends received exclusion. The preceding sentence is for general information only. It is not tax advice. Members should consult their own tax advisors regarding particular federal, state, and local tax consequences for purchasing, holding, and disposing of our Class B Stock, including the consequences of any proposed change in applicable law.

Membership Trends and Geographic Distribution

At December 31, 2006, we had 430 members, compared to 432 members at December 31, 2005. Our membership territory is comprised of the states of Indiana and Michigan. The following tables present the geographic distribution of our members and Advances and the composition of our members by type of financial institution:

Distribution of Members by State

	As of December 31,
	2006		2005
	Number	%	Number	%
Indiana	205	48%	211	49%
Michigan	225	52%	221	51%

Total	430	100%	432	100%

Distribution of Advances by State

	Number of Advances As of December 31,
	2006	2005
Indiana	25%	32%
Michigan	75%	68%

Total	100%	100%

Composition of Members by Type

	As of December 31,
	2006		2005
	Number	%	Number	%
Commercial Banks	250	58%	256	60%
Thrifts	67	16%	71	16%
Credit Unions	93	22%	92	21%
Insurance Companies	20	4%	13	3%

Total	430	100%	432	100%

If there is continuing consolidation in the financial institution industry, it may adversely affect our number of members, which may, therefore, affect our business and financial condition. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historically, few of our members have chosen to withdraw from membership other than in connection with mergers and consolidations.

Competition

We operate in a highly competitive environment. Demand by members for Advances is affected by, among other things, the cost of their other available sources of funds, including deposits. We compete with other suppliers of wholesale funding, both secured and unsecured. Such other suppliers may include investment banking concerns, commercial banks, and in certain circumstances, other Federal Home Loan Banks. These circumstances include when a financial holding company has subsidiary banks that are members of different Federal Home Loan Banks, and can, therefore, choose to take Advances from the Federal Home Loan Bank with the best rate. Larger institutions may have access to all of the alternatives listed as well as independent access to the national and global credit markets. The availability of alternative funding sources to members can significantly influence the demand for Advances and can be affected by a variety of factors, including market conditions, members’ creditworthiness, regulatory restrictions on the members, and availability of collateral.

Likewise, MPP is subject to significant competition. The most direct competition for mortgage purchases comes from other buyers of conventional, conforming fixed-rate mortgage loans such as Fannie Mae and Freddie Mac, with additional competition coming from other Federal Home Loan Banks and other national, regional, or local mortgage purchasers or conduits.

We also compete with Fannie Mae, Freddie Mac and other GSEs as well as corporate, sovereign, and supranational entities for funds raised through the issuance of CO Bonds, Discount Notes, and other debt instruments. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs to us or lesser amounts of debt issued on our behalf at the same cost than otherwise would be the case.

Employees

As of December 31, 2006, we had 147 full-time employees and 9 part-time employees, compared to 151 full-time employees and 7 part-time employees at December 31, 2005. A collective bargaining unit does not represent the employees.

Available Information

Our Annual and Quarterly Reports on Forms 10-K and 10-Q, together with our Current Reports on Form 8-K, are filed with the SEC through the EDGAR filing system. You may link to EDGAR through our public website at www.fhlbi.com by selecting “News,” then “Web Resources,” then “SEC”. You may also request a copy of any report through our Corporate Secretary at 8250 Woodfield Crossing, Indianapolis, IN 46240, (317) 465-0200.

ITEM 1A.	RISK FACTORS

We have identified the following factors that could have a material adverse effect on our business or results of operations.

Adverse Changes in Interest Rates Could Have a Material Adverse Effect Including Potential Loss or Impairment of Capital.

We operate under regulatory and internal constraints that reduce the potential for significant losses due to changes in interest rates. However, an adverse change in interest rates could result in declining earnings and market value of equity or even cause us to suffer a loss or an impairment of capital. We purchase mortgage loans, MBS, and ABS at both premiums and discounts. Further, while not anticipating any growth in the size of our mortgage asset portfolio, any growth would increase our interest rate risk. A decrease in the size of the mortgage asset portfolio could have an adverse effect on financial performance. A number of measures are used to monitor and manage interest rate risk. We make certain key assumptions, including prepayment speeds on mortgage-related assets, cash flows, loan volumes, and pricing. These assumptions are inherently uncertain and, as a result, it is impossible to accurately predict the impact of higher or lower interest rates on net interest income.

Economic Downturns and Changes in Federal Monetary Policy Could Have an Adverse Effect on Our Business Operations or Earnings.

Business growth and earnings are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, money supply, fluctuations in both debt and equity capital markets, and the strength of the U.S. economy and the local economies in which we conduct business. If any of these conditions worsen, our business and earnings could be adversely affected. For example, a prolonged economic downturn could increase the number of customers who become delinquent or default on their loans. In addition, our business and earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies. We are particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the United States. The Federal Reserve Board’s policies directly and indirectly influence the yield on interest-earning assets and the cost of interest-bearing liabilities. Changes in those policies are beyond our control and difficult to predict.

Inability to Access Capital Markets Could Adversely Affect Our Liquidity.

The FHLB System issues COs in the capital markets to fund its assets. Because access to capital markets is critical, we maintain contingency plans that are designed to address the risk of our inability to access the capital markets. However, there is no way to be assured that they would be effective in all situations, which could result in a decrease in liquidity and our inability to meet member funding needs.

Changes in Regulatory Environment Could Negatively Impact our Ability to Do Business.

We could be materially adversely affected by (1) the adoption of new laws, policies or regulations, (2) changes in existing laws, policies or regulations, including changes to their interpretations or applications by the Finance Board or as the result of judicial review that modify the present regulatory environment, or (3) the failure of certain rules or policies to change in the manner we anticipated at the time we established our own rules and policies. Changes that restrict the growth of our current business or prohibit the creation of new products or services could negatively impact our earnings. Further, the regulatory environment affecting members could be changed in a manner that would negatively impact their ability to own Class B Stock or take advantage of our products and services.

Competition Could Negatively Impact Advances and Earnings, Access to Funding, and the Supply of Mortgage Loans for MPP.

We operate in a highly competitive environment. Demand for Advances is affected by, among other things, the cost of other available sources of liquidity for our members, including deposits. We compete with other suppliers of wholesale funding, both secured and unsecured. Such other suppliers may include investment banking concerns, commercial banks and, in certain circumstances, other Federal Home Loan Banks. Large institutions may also have independent access to the national and global credit markets. The availability of alternative funding sources to members can significantly influence the demand for Advances and can vary as a result of a variety of factors, including market conditions, members’ creditworthiness, and availability of collateral. Lower demand for Advances could negatively impact earnings by reducing interest income.

We also compete with Fannie Mae, Freddie Mac, and other GSEs, as well as corporate, sovereign, and supranational entities for funds raised through the issuance of CO Bonds, Discount Notes, and other debt instruments. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs to us or lesser amounts of debt issued at the same cost than otherwise would be the case. Although our supply of funds through issuance of COs has kept pace with our funding needs, there can be no assurance that this will continue.

Likewise, the MPP is subject to significant competition. The most direct competition for purchases of mortgages comes from other buyers of conventional, conforming, fixed-rate mortgage loans, such as Fannie Mae and Freddie Mac. Increased competition can result in the acquisition of a smaller market share of the mortgages available for purchase and, therefore, lower income from this business segment. Further, due to certain tax regulations in Michigan, mortgage loans are often originated and held by institutions that are not members of the Bank but that may be affiliated with our members. As we can not purchase such loans directly from these affiliates, this impacts the supply of loans available to us that are fully available for purchase by many of our competitors.

Joint and Several Liability for Consolidated Obligations Could Negatively Impact Our Members.

We are jointly and severally liable with the other Federal Home Loan Banks for the COs issued on behalf of the Federal Home Loan Banks through the Office of Finance. We may not pay any dividends to members or redeem or repurchase any shares of our capital stock unless the principal and interest due on all COs have been paid in full. If another Federal Home Loan Bank were to default on its obligation to pay principal or interest on any COs, the Finance Board may allocate the outstanding liability among one or more of the remaining Federal Home Loan Banks on a pro rata basis or on any other basis the Finance Board may determine. As a result, our ability to pay dividends to our members or to redeem or repurchase shares of our capital stock could be affected not only by our own financial condition, but also by the financial condition of one or more of the other Federal Home Loan Banks. However, no Federal Home Loan Bank has ever defaulted on its debt obligations since the FHLB System was established in 1932.

Our Credit Rating Could be Lowered, Which Could Adversely Impact Our Cost of Funds.

We currently have a counterparty rating of AAA/A-1+, with a stable outlook from S & P and Moody’s. It is possible that either rating could be lowered at some point in the future, which might adversely affect our costs of doing business, including the cost of issuing debt. Our changing business profile, including prior-year growth in mortgage-based assets relative to Advances, exposes us to a higher level of interest rate risk. Changing levels of fixed-rate mortgage loans acquired through MPP and additional investments in MBS requires prudent interest rate risk management. Our costs of doing business and ability to attract and retain members could also be adversely affected if the credit ratings of one or more other Federal Home Loan Banks are lowered, or if other Federal Home Loan Banks incur losses. Our costs of doing business and ability to attract and retain members could also be adversely affected if the credit ratings assigned to the COs, which remain AAA/Aaa, were lowered.

Finance Board regulations require all Federal Home Loan Banks to maintain not less than an AA rating. The following table shows the S&P and Moody’s ratings for each of the Federal Home Loan Banks:

Federal Home Loan Banks

Long-term Credit Ratings

As of February 28, 2007

	S&P		Moody’s
	Rating	Outlook	Rating	Outlook
Atlanta	AAA	Stable	Aaa	Stable
Boston	AAA	Stable	Aaa	Stable
Chicago	AA+	Negative	Aaa	Stable
Cincinnati	AAA	Stable	Aaa	Stable
Dallas	AAA	Stable	Aaa	Stable
Des Moines	AAA	Negative	Aaa	Stable
Indianapolis	AAA	Stable	Aaa	Stable
New York	AAA	Stable	Aaa	Stable
Pittsburgh	AAA	Stable	Aaa	Stable
San Francisco	AAA	Stable	Aaa	Stable
Seattle	AA+	Stable	Aaa	Stable
Topeka	AAA	Stable	Aaa	Stable

Circumstances Beyond Our Control Could Cause Unexpected Losses.

Operations risk is the risk of unexpected losses attributable to human error, systems failures, fraud, unenforceability of contracts, or inadequate internal controls and procedures. Although management has systems and procedures in place to address each of these risks, some operational risks are beyond our control, and the failure of other parties to adequately address their operational risks could adversely affect us.

Loss of One or More Large Customers Could Adversely Impact Us.

As of December 31, 2006, our top two Advances customers accounted for 47% of Advances, at par. The loss of either of these customers could adversely impact our profitability and business prospects and the ability to achieve growth objectives.

At December 31, 2006, our top three MPP customers accounted for 83% of outstanding MPP assets, at par. During 2006 and the first quarter of 2007, we lost all three of our largest MPP customers. Although the mortgage loans purchased through our MPP will remain outstanding until prepayment or maturity, we will no longer be able to purchase mortgage loans from these customers. We expect the MPP portfolio to decline during 2007, and it is likely that the loss of these customers will adversely impact the profitability of our mortgage portfolio.

The loss of a large customer could result from a variety of factors, including acquisition, consolidation into an out-of-district institution, and the consolidation of charters within a bank holding company. Deterioration in the credit quality of any of these borrowers could have a significant impact on the Bank resulting in possible losses on Advances as well as decreased interest income on new Advances not made or mortgage loans not purchased.

Damage Caused by Natural Disasters or Acts of Terrorism Could Adversely Impact Us or Our Members.

Damage caused by natural disasters or acts of terrorism could adversely impact us or our members, leading to impairment of assets and/or potential loss exposure. Real property that could be damaged in these events may serve as collateral for Advances, or security for the mortgage loans we purchase from our members and the non-agency MBS securities we hold as investments. If this real property is not sufficiently insured to cover the damages that may occur, the member may have insufficient collateral to secure its Advances or the mortgage loan sold to us may be severely impaired in value.

U.S. Department of the Treasury to Review GSE Debt Issuance Approval Process

The U.S. Department of the Treasury has announced that it will review its process for approving the GSEs’ debt issuance. This review is being undertaken in order to ensure that, in light of current circumstances, the Treasury continues to act as an appropriate custodian of the powers Congress granted to it when the GSE charters were created. Under their charters, GSEs are permitted to issue debt only upon the approval of the Secretary of the Treasury. Although the approval process has changed in the past from time to time, approvals have been routinely and cooperatively granted. As a result of this review, the approval process could change again, which could affect the amount, timing, structures and interest costs of the Federal Home Loan Bank System’s COs and which, in turn, could affect our ability to continue to achieve our mission and corporate objectives. At this time, we cannot predict what effects, if any, will result from actions taken as a result of the Treasury’s review.

ITEM 2.	PROPERTIES.

We own an office building containing approximately 117,000 square feet of office and storage space at 8250 Woodfield Crossing Boulevard, Indianapolis, Indiana, of which we use approximately 77,000 square feet. We lease or hold for lease the remaining 40,000 square feet to various tenants. We also maintain a leased off-site backup facility of approximately 6,778 square feet, which is on a separate electrical distribution grid. See the section captioned “Operations Risk Management” in “Item 7. Financial Information — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” herein.

In the opinion of management, our physical properties are suitable and adequate. All of our properties are insured at replacement cost. In the event we were to need more space, our lease terms with tenants provide the ability to move tenants to comparable space at other locations at our cost for moving and outfitting any replacement space to meet our tenants’ needs.

ITEM 3.	LEGAL PROCEEDINGS.

We have no material pending legal proceedings, and we are unaware of any potential claims that are material.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We do not hold shareholder meetings or allow proxy voting in the election of directors. Industry candidates are nominated by the members, not by management, and after the nominations are received, ballots are mailed directly to each member. Members have one vote for each share of stock they hold to meet their stock requirement but are subject to a cap on the number of shares they can vote, based upon the average number of shares of stock that are required to be held by all of the members in the applicable state. Members are not entitled to vote any shares of excess stock in the election of directors. The stock calculations required to determine the amount of shares eligible to be voted in each election are based upon each member’s stock holdings on December 31 of the prior year. Elections are determined by a majority of the votes cast, and cumulative voting is not permitted.

In November 2006, we completed the election process for two seats in Indiana and one in Michigan for terms beginning January 1, 2007, through December 31, 2009. Incumbents Gregory F. Ehlinger and Jeffrey A. Poxon in Indiana were elected with votes received of 1,079,001 and 571,148 respectively. The other candidates were: G. Joseph Morgan (417,520), John W. Perry (377,173) and Michael F. Petrie (163,902).

Incumbent Thomas R. Sullivan in Michigan was re-elected with votes received of 1,240,717. The other candidate was Perry Driggs (401,155).

Our Capital Plan does not provide for any matters other than the election of directors to be submitted to the members for approval.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

No Trading Market

Our Class B Stock is not publicly traded, and there is no established market for such stock. Members may be required to purchase additional shares of Class B Stock from time to time in order to meet minimum investment requirements under our Capital Plan which was implemented on January 2, 2003, in accordance with provisions of the GLB Act amendments to the Bank Act and Finance Board regulations. Our Class B Stock may be redeemed, at par value of $100 per share, five years after we receive a written redemption request by a member, subject to regulatory limits and to the satisfaction of any ongoing stock investment requirements applicable to the member. We may repurchase shares held by members in excess of their required holdings at our discretion at any time.

None of our capital stock is registered under the 1933 Act, and purchases and sales of stock by our members are not subject to registration under the 1933 Act.

Number of Shareholders

As of February 28, 2007, we had 440 shareholders and $2,025,938,600 par value of Class B Stock issued and outstanding.

Dividends

We paid quarterly cash and stock dividends during the first quarter of 2007 and for fiscal years 2006 and 2005, on a per share basis, as set forth in the following tables.

2007 Dividend Table

	B-1 Stock	B-1 Cash	B-2 Stock	B-2 Cash
Quarter 1	—	$1.25	—	$1.00

2006 Dividend Table

	B-1 Stock	B-1 Cash
Quarter 1	—	$1.19
Quarter 2	—	$1.25
Quarter 3	—	$1.13
Quarter 4	—	$1.19

2005 Dividend Table

	B-1 Stock	B-1 Cash
Quarter 1	$1.06	—
Quarter 2	1.06	—
Quarter 3	—	$1.13
Quarter 4	—	$1.06

There were no B-2 dividends paid during 2005 or 2006 as all B-2 stock was reclassified to Mandatorily redeemable capital stock in the Statement of Condition with the adoption of SFAS 150 as of January 1, 2004, due to the fact that such stock was non-excess stock that was being redeemed as a result of a voluntary or involuntary withdrawal from membership. Non-excess stock subject to a redemption request that does not result from an involuntary withdrawal from membership converts to Class B-2 stock, and as we had such stock outstanding in the fourth quarter of 2006, there was a Class B-2 dividend paid in the first quarter of 2007.

Dividends may be paid in cash or capital stock as authorized by our board, subject to Finance Board regulations. The dividends declared in the first quarter of 2007, all four quarters of 2006 and the third and fourth quarters of 2005 were paid in cash. The dividends paid during the first and second quarters of 2005 were paid in capital stock with fractional shares, if any, paid in cash. We anticipate paying similar dividends in the future; however, such payment is not guaranteed. Generally, our board has the discretion to declare or not declare dividends and to determine the rate of any dividend declared. However, we may not declare or pay a dividend if, after paying the dividend, we would fail to meet any of our capital requirements. We also may not declare any dividend when we are not in compliance with all of our capital requirements or if we determine that the dividend would create a safety and soundness issue for the Bank. We may pay dividends on our Class B Stock only out of our Retained earnings or our known current net earnings. Further, payment of dividends may be impacted as to both timing and amount by the provisions of our Retained Earnings Policy.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table should be read in conjunction with the financial statements and related notes and the discussion set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Annual Report on Form 10-K. The results of operations data for the three years ended December 31, 2006, 2005, and 2004, and the financial position data as of December 31, 2006, and 2005, are derived from the audited financial statements included in this Annual Report on Form 10-K. The results of operations data for the years ended December 31, 2003, and 2002, and the financial position data as of December 31, 2004, 2003, and 2002, are derived from the audited financial statements for such years, which are not included within this Annual Report on From 10-K.

Selected Financial Data

($ amounts in thousands)

	As of and for the Year Ended December 31,
	2006	2005	2004	2003	2002
Statement of Condition (at period end)
Total Assets	$46,868,904	$48,091,921	$44,301,758	$44,900,920	$42,885,313
Mortgage loans held for portfolio, net	10,020,670	9,540,145	7,761,767	7,433,231	5,410,341
Advances	22,282,257	25,813,862	25,231,074	28,924,713	28,943,725
Federal funds sold	7,324,000	4,655,000	3,280,000	1,067,000	1,029,000
Trading security	—	43,385	88,532	101,072	102,653
Available-for-sale securities	—	—	1,157,080	1,186,773	1,612,654
Held-to-maturity securities	6,544,392	6,819,879	6,068,145	5,725,820	5,537,294
Deposits	919,943	799,942	879,417	1,212,569	1,452,894
COs, net(1)	43,314,590	44,338,682	40,448,292	40,270,909	37,567,422
AHP	26,366	27,025	23,060	26,483	28,381
Payable to REFCORP	6,838	7,031	—	—	—
Mandatorily redeemable capital stock(2)	151,332	43,574	30,259	—	—
Capital Stock, Class B-1 putable(3)	1,793,511	2,156,426	2,016,931	1,918,150	—
Capital Stock, Class B-2 putable	1	—	—	—	—
Capital Stock, putable	—	—	—	—	1,956,239
Retained earnings	166,622	149,014	84,995	43,290	(21,140)
Total Capital	1,954,714	2,303,233	2,143,491	2,027,469	2,023,301
Dividends paid in cash(3)	99,054	45,721	87	689	113,821
Dividends paid in stock(3)	—	42,746	88,685	69,374	—

Statement of Income
Net interest income before provision for credit losses on mortgage loans	205,001	223,713	220,298	223,494	233,820
Provision (reversal) for credit losses on mortgage loans	—	—	(574)	309	259
Other income (loss)	(1,589)	24,955	(9,095)	(8,092)	(93,948)
Other expense	42,643	40,813	33,733	32,034	29,775
Income before assessments	160,769	207,855	178,044	183,059	109,838
AHP	13,458	17,125	14,639	14,943	8,966
REFCORP	29,462	38,146	32,668	33,623	20,174
Income before cumulative effect of change in accounting principle(2)	117,849	152,584	130,737	134,493	80,698
Cumulative effect of change in accounting principle(2)	—	—	(67)	—	—
Net Income	117,849	152,584	130,670	134,493	80,698

Performance Ratios
Weighted average dividend rate , Capital Stock(4)	—	—	—	5.75%	6.06%
Weighted average dividend rate, B-1 stock(4)	4.75%	4.31%	4.56%	5.16%	—
Weighted average dividend rate, B-2 stock(4)	—	—	—	4.00%	—
Dividend payout ratio(5)	84.05%	57.98%	67.94%	52.09%	141.05%
Return on average equity	5.39%	6.86%	6.25%	6.97%	4.15%
Return on average assets	0.25%	0.33%	0.29%	0.31%	0.20%
Net interest margin(6)	0.43%	0.49%	0.49%	0.51%	0.58%
Total capital ratio (at period end)(7)	4.17%	4.79%	4.84%	4.52%	4.72%
Regulatory capital ratio (at period end)(8)	4.51%	4.88%	4.81%	4.37%	—

(1)	The par amount of the outstanding COs for all 12 Federal Home Loan Banks was $951.7 billion, $937.5 billion, $869.2 billion, $759.5 billion, and $680.7 billion at December 31, 2006, 2005, 2004, 2003, and 2002, respectively.
(2)	We adopted SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”) as of January 1, 2004, and reclassified $5.5 million of our outstanding capital stock to Mandatorily redeemable capital stock in the liability section of the Statement of Condition. Upon adoption, we recorded estimated dividends earned as a part of the carrying value of the Mandatorily redeemable capital stock. The difference between the prior carrying amount and the Mandatorily redeemable capital stock of $67 thousand was recorded as a Cumulative effect of a change in accounting principle in the Statement of Income. For the year ended December 31, 2004, we recorded $1.01 million of interest expense on Mandatorily redeemable capital stock.
(3)	We adopted a capital plan effective January 2, 2003, which essentially changed the timing and method of the dividend payment. Under the new plan, the dividend is still paid quarterly, but is declared on or about the 10th business day of the month following the end of each quarter, rather than on the last day of the quarter as under the former capital structure.
(4)	Weighted average dividend rates are dividends paid in cash and/or stock divided by the average of capital stock eligible for dividends.
(5)	The dividend payout ratio is calculated by dividing dividends paid in cash and stock by Net Income.
(6)	Net interest margin is net interest income before mortgage loan loss provision as a percentage of average earning assets.
(7)	Total capital ratio is Capital stock plus Retained earnings and Accumulated other comprehensive income as a percentage of Total Assets at year end.
(8)	The Regulatory capital ratio included in this table relates to regulatory capital ratios calculated in accordance with our capital plan effective January 2, 2003. The presentation of a regulatory capital ratio prior to 2003 would, therefore, not be meaningful.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-looking Statements

Statements in this Annual Report on Form 10-K, including statements describing our objectives, projections, estimates or future predictions may be “forward-looking statements.” These statements may use forward-looking terminology, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “expects,” “will,” or their negatives or other variations on these terms. We caution that, by their nature, forward-looking statements involve risk or uncertainty and that actual results either could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

•	economic and market conditions

•	demand for our Advances resulting from changes in our members’ deposit flows and credit demands

•

demand for purchases of mortgage loans resulting from, among other things, changes in the general level of housing activity in the U.S., the level of refinancing activity and consumer product preferences

•	changes in asset prepayment patterns

•	changes in or differing interpretations of accounting rules

•	negative adjustments in Federal Home Loan Bank System credit agency ratings that could adversely impact the marketability of our COs, products, or services

•	changes in our ability to raise capital market funding

•	volatility of market prices, rates, and indices that could affect the value of collateral we hold as security for the obligations of our members and counterparties

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

Executive Summary

Overview

We are a regional wholesale bank that makes Advances (loans), purchases mortgages, and provides other financial services to our member financial institutions. All member financial institutions are required to purchase shares of our Class B Stock as a condition of membership. Our public policy mission is to facilitate and expand the availability of financing for housing and community development. We seek to achieve this by providing services to our members in a safe, sound, and profitable manner, and by generating a competitive return on their capital investment.

We manage our business by grouping our products and services within two business segments.

•	TFIDP, which includes credit services (such as Advances, letters of credit, and lines of credit), investments, and deposits; and

•	MPP, which consists of mortgage loans purchased from our members.

Our primary source of revenue is interest earned on:

•	Advances;

•	long- and short-term investments; and

•	mortgage loans acquired from members.

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

Our Registration Statement on Form 10 was filed on June 30, 2005. However, we withdrew our Registration Statement on August 23, 2005, when we determined that our previously issued financial statements needed to be restated in order to make corrections in the way we applied SFAS 133. In addition to the issues discovered during our review of certain derivative instruments accounted for under SFAS 133, we changed our manner of assessing effectiveness for certain highly effective Advance and CO hedging relationships. We filed our amended Registration Statement on February 14, 2006, which was subsequently amended on March 24, 2006 and on April 14, 2006, the date our registration with the SEC became effective. The Form 10 includes the details of the aforementioned restatement.

Analysis of Operating Results

Our overall prospects are dependent on economic growth trends to the extent that they influence our members’ demand for wholesale funding and sales of mortgage loans. Our members typically use wholesale funding, in the form of Advances, after they have exhausted their other sources of funding, such as retail deposits and excess liquidity. Also, members may sell mortgage loans to us as part of an overall business strategy. Periods of economic growth have led to significant use of wholesale funds by our members because businesses typically fund expansion by borrowing and/or reducing deposit balances. Conversely, slow economic growth tends to decrease our members’ wholesale borrowing activity. Member demand for Advances and the sale of mortgage loans is also influenced by the steepness of the yield curve, as well as the availability and cost of other sources of wholesale funding.

Years Ended December 31, 2006, and 2005

Total Assets decreased by $1.2 billion during 2006 to $46.9 billion, down from $48.1 billion at December 31, 2005. The decrease was primarily due to the following changes:

•

Advances decreased by $3.5 billion primarily due to the losses in membership discussed below and, to a lesser extent, due to reduced demand for wholesale funding, primarily by our large members, and the fluctuation in demand caused by our members’ funding needs related to their mortgage pipelines; and

•

Held-to-maturity securities decreased by $0.3 billion because the total balance is limited to three times our Total regulatory capital balance, which decreased in 2006 as a result of the excess stock repurchases discussed in the “Capital” section herein.

These decreases were partially offset by the following increases:

•

Our short-term investment portfolio, consisting of Interest-bearing deposits and Federal funds sold, increased by $2.1 billion in order to utilize capital capacity and take advantage of investment opportunities; and

•	MPP loans increased by $0.5 billion.

Net interest income for 2006 was $205.0 million compared to $223.7 million for 2005. This decrease is primarily due to narrowing of the spread between the yield on earning assets and liabilities that resulted from a flatter yield curve and recent trends in market interest rates, and increased use of term debt. Overall, Net Income was $117.8 million for 2006, and $152.6 million for 2005. The decrease was primarily due to a decrease in Other income of $26.5 million that mainly resulted from the Net realized gain from the sale of available-for-sale securities of $19.6 million that occurred in 2005, and a decrease in the Net gain (loss) on derivatives and hedging activities of $10.5 million primarily due to the impact of economic hedge relationships that were utilized in 2005 but terminated prior to 2006. A more detailed discussion of these changes in Net Income can be found in “Results of Operations for the Years Ended December 31, 2006 and 2005” herein.

We declared a cash dividend on our B-1 stock of 5.00% in the first quarter of 2007. During 2006, Retained earnings increased by approximately $17.6 million compared to December 31, 2005, bringing our level of Retained earnings to $166.6 million.

On July 24, 2006, National City Corporation completed the consolidation of its subsidiary banks under a single national bank charter outside our district, thereby terminating their membership in our Bank. Therefore, although we can no longer make Advances to our former members owned by National City Corporation or purchase mortgages from them, current Advances and mortgage loans purchased will remain outstanding until maturity or prepayment. At December 31, 2006, we held $3.3 million par value of Advances to the subsidiaries formerly in our district, which represented 0.01% of our total Advances, at par, compared to $1.6 billion par value of Advances, which represented 6.1% of our total Advances, at par, at December 31, 2005. At December 31, 2006, we had $1.1 billion of mortgage loans purchased from them, which represented 11.1% of our total mortgage loans, at par. In addition, we are required to repurchase any outstanding capital stock owned by the subsidiaries of National City Corporation that were in our district no later than five years after the date of termination of their charters. At December 31, 2006, such entities had $91.1 million of Mandatorily redeemable capital stock outstanding, or 4.7% of our total regulatory capital stock.

On September 19, 2006, our member, Irwin Union Bank and Trust Company (“IUBT”), sold the loan origination platform and related headquarters operations of its subsidiary, Irwin Mortgage Corporation (“IMC”)

to Freedom Mortgage Corporation. We had been purchasing mortgage loans from IUBT that were originated by IMC. Although we can no longer purchase mortgage loans originated by IMC, our mortgage loans from IUBT of $2.9 billion as of December 31, 2006 will remain outstanding until maturity or prepayment. Further, we can still make Advances to IUBT, or purchase mortgage loans from them that are originated by IUBT or another affiliate. However, we anticipate that our mortgage purchase volume from IUBT or another affiliate will be much less in the future.

On October 17, 2006, Sky Financial Group, Inc. completed the acquisition of our member, Union Federal Bank, and its parent company, Waterfield Mortgage, Inc. On November 3, 2006, Union Federal Bank merged into Sky Financial Group’s banking affiliate, Sky Bank. Therefore, we can no longer make Advances to Union Federal Bank. On October 18, 2006, Union Federal Bank prepaid all of its outstanding Advances. It still has $10.8 million in outstanding letters of credit that will expire in 2007 and 2012. In addition, we are required to repurchase any outstanding capital stock owned by Union Federal Bank no later than five years after the date of termination of their charter in our district. If the outstanding letters of credit are still outstanding at the redemption date, other arrangements will need to be made for those letters of credit which may include keeping some of Union Federal Bank’s capital stock outstanding to support that activity; replacing the letters of credit with substitute letters of credit from another financial institution; or transferring the existing letters of credit to another Federal Home Loan Bank. At December 31, 2006, Union Federal Bank had $45.7 million of Mandatorily redeemable capital stock outstanding, or 2.4% of our total regulatory capital.

See “Mandatorily Redeemable Capital Stock” herein for more information related to the redemption of the stock held by these members.

On January 22, 2007, our member, LaSalle Bank Midwest NA, announced the sale of its subsidiary, ABN AMRO Mortgage Group to Citigroup. We had been purchasing mortgage loans from LaSalle Bank Midwest NA that were originated by ABN AMRO Mortgage Group. Although we can no longer purchase mortgage loans originated by ABN AMRO Mortgage Group, their outstanding mortgage loans of $4.4 billion as of February 28, 2007 will remain outstanding until maturity or prepayment. Further, we can still make Advances to LaSalle Bank Midwest NA, or purchase mortgage loans from them as LaSalle Bank Midwest NA will remain in the retail residential mortgage business. However, we anticipate that mortgage purchase volume from it will be much less in the future, if any. As of February 28, 2007, we held $4.9 billion par value of Advances to LaSalle Bank Midwest NA, which represented 21.2% of our total Advances, at par.

Years Ended December 31, 2005, and 2004

Net interest income for 2005 was $223.7 million compared to $220.3 million for 2004. This increase is primarily due to the positive impact of rising interest rates on the investment of our net capital. Overall, Net Income was $152.6 million for 2005, and $130.7 million for 2004. The increase in Net Income is primarily due to the realized gain of $19.6 million on the sale of our available-for-sale portfolio and an increase of $13.2 million in our Net gain (loss) on derivatives and hedging activities. A more detailed discussion of these changes in Net Income can be found in “Results of Operations for the Years Ended December 31, 2005 and 2004” herein.

During 2005, Retained earnings increased by approximately $64.0 million compared to December 31, 2004, bringing our level of Retained earnings to $149.0 million.

During the third quarter of 2005, the Gulf Coast and southern Atlantic coast regions of the United States experienced substantial damage from a number of severe storms, the most significant of which was Hurricane Katrina. A more detailed discussion of the potential effect of these severe storms on our results can be found in “Risk Management” herein.

Outlook

The Economy and the Financial Services Industry. We believe that economic growth in the overall U.S. economy is likely to slow down in 2007 as evidenced by the change in the growth of gross domestic product estimated by the Mortgage Bankers Association from 3.4% in 2006 to 2.9% for 2007. Although residential housing and consumer spending were strengthened by the lower mortgage rates (and payments) obtained during the refinancing booms over the past few years, these sectors are currently being weakened by higher interest rates, growing energy costs and a slowdown in the housing market. Federal funds rates increased by 100 basis points to 5.25% during the 12 month period ended December 31, 2006, while long-term interest rates inverted relative to the overnight rate after a steady, but less pronounced, increase through most of 2006. The Mortgage Bankers Association expects the 30-year fixed rate for mortgages to remain steady at 6.4% for 2007 and mortgage originations to decline to $2.4 trillion for 2007.

Although the overall U.S. economy experienced strong productivity gains in the years following the 2001 recession, the economic growth in our district states of Indiana and Michigan was muted by the decline in manufacturing. We believe that, due to the higher unemployment rates, the economic outlook for Indiana and Michigan is likely to continue to trail the overall U.S. economy.

Outlook for Results of Operations. We expect our financial performance to continue to generate reasonable returns for member stockholders across a wide range of business, financial, and economic environments. Based on our current policies and practices, we believe that credit risk, liquidity risk, and operational risk will not materially affect earnings.

One factor that impacts our earnings is the level of market interest rates. As rates fluctuate, the yield on our earning assets also fluctuates. Our assets do not reprice immediately. Therefore, there tends to be a lag between changes in market rates and changes in the yield of our earning assets. Since our capital balances are invested in our earning assets, earnings are impacted by these market fluctuations. Changes in the inflation rate may impact market interest rates, which drive our cost of funds, yield on earning assets, prepayment speeds and the market value of our assets and liabilities. A variety of other factors also impact earnings, return on equity, and net interest margin. These include, but are not limited to, spreads, fee income, operating expenses, and prepayment fees. See “Results of Operations” herein for a detailed discussion of these factors.

Although we constantly manage our interest rate risk, unfavorable interest rate scenarios pose significant challenges. One unfavorable interest rate scenario is a sharp and lasting increase in short-term interest rates combined with a relatively flat or inverted yield curve, which we are currently experiencing. This scenario decreases the Return on Equity (“ROE”) spread to short-term market interest rates, as well as our overall spread.

A second unfavorable scenario is a sharp decline in long-term interest rates. This scenario could decrease the ROE spread because faster mortgage prepayment speeds would require us to reinvest proceeds from mortgage prepayments at lower interest rates, and we would have to accelerate our recognition of mortgage net premiums and concessions on callable CO Bonds in accordance with SFAS 91.

We expect earnings to decline in 2007 as a result of pressures on both Advance and mortgage spreads. The Advances sector has been impacted by competitive pressures from alternative sources of wholesale funds available to the membership, as well as consolidation in the financial services industry. Earnings from the mortgage sector are affected by the interest rate environment and the reduction in large sellers in the district.

Our current expectation is for Advances to our members to decline during 2007. In addition, the overall balance of Advances could decline further due to the membership losses described above in the “Executive Summary” section.

We expect the MPP portfolio to decline during 2007 due to the loss of several sources of new mortgage loans in 2006 and the first quarter of 2007. Our future results could be affected by continued consolidation in the financial services industry.

We do not currently anticipate any major changes in the composition of our balance sheet that would significantly increase earnings sensitivity to changes in the market environment. In addition to having embedded prepayment options and basis risk exposure, which both increase our market risk and earnings volatility, application of SFAS 91 could also result in greater earnings volatility.

In the future, we will continue to engage in various hedging strategies, including macro-based hedges, and use derivatives transactions to assist in mitigating the greater volatility of economic earnings and equity market value that is likely to result from our investments in mortgage assets. While we would expect that hedging with derivatives would reduce market risk and economic earnings volatility, application of SFAS 133 to account for the derivatives could increase earnings volatility as measured by GAAP.

We strive to maintain relatively low operating expense ratios without sacrificing adequate systems, support, and staffing. Operating expenses are expected to decline in 2007 due to lower expenses incurred as a result of our early retirement incentive offered in 2006 and the cost-cutting measures described in “Results of Operations — Other Expenses” herein. This potential decrease could be partially offset by increased operating expenses due to continued risk management and compliance-related expenses.

Analysis of Financial Condition

Advances

Advances at par decreased by $3.5 billion or 13.7% during 2006 to $22.4 billion, compared to $25.9 billion at December 31, 2005. This decrease was caused by the losses in membership discussed in “Executive Overview” herein as well as reduced demand for wholesale funding, primarily by our large members, and the fluctuation in demand caused by our members’ funding needs related to their mortgage pipelines. We expect that Advances to bank and thrift members will continue to be challenging due to changes in the competitive landscape, the state of the economy and housing market in our district states of Indiana and Michigan, and the recent loss of some of our commercial bank members. However, Advances to insurance company members have increased steadily and were equal to $1.5 billion, or 6.3% of total Advances, as of February 28, 2007, compared to $0.9 billion, or 3.9% of total Advances, at December 31, 2006 and $0.2 billion, or 0.8% of total Advances, as of December 31, 2005.

Investments

The following table provides balances at December 31, 2006 and December 31, 2005 for our long-term investments, interest-bearing deposits, and federal funds sold:

Composition of Investments

($ amounts in thousands, at carrying value)

	December 31,
	2006		2005
	Amount	%	Amount	%
U.S. government and federal agency-guaranteed	$41,145	0.3%	$72,253	0.6%
State or local housing authority	8,070	0.1%	13,585	0.1%

Other bonds, notes and debentures
MBS and ABS

GSEs	918,783	6.4%	1,075,397	8.6%

Non-federal agency residential and commercial	5,576,394	39.1%	5,702,029	45.9%

Other bonds, notes and debentures (including GSEs)	6,495,177	45.5%	6,777,426	54.5%

Total investment securities	6,544,392	45.9%	6,863,264	55.2%

Interest-bearing deposits	394,081	2.8%	914,312	7.4%
Federal funds sold	7,324,000	51.3%	4,655,000	37.4%

Total investments	$14,262,473	100.0%	$12,432,576	100.0%

At December 31, 2006, our investment portfolio accounted for 30% of Total Assets as compared to 26% at December 31, 2005.

The Finance Board issued a regulatory interpretation, dated March 30, 2005, that clarified that the Federal Home Loan Banks may not directly purchase COs issued by other Federal Home Loan Banks from the Office of Finance or an initial underwriter. At December 31, 2004, we held $235 million of COs in the available-for-sale portfolio that were issued by other Federal Home Loan Banks. The COs were sold in the third quarter of 2005. On December 14, 2005, the Finance Board issued a waiver of this regulation to the Office of Finance for the benefit of the Federal Home Loan Banks, to the extent that a direct placement of a CO issued by a Federal Home Loan Bank to another Federal Home Loan Bank is necessary to ensure the timely payment of all principal and interest due on COs on a particular day. This waiver was requested to prevent the occurrence of daylight overdrafts resulting from changes being made by the Federal Reserve Board in its payment procedures, which changes took effect on July 20, 2006. The Federal Home Loan Banks and the Office of Finance entered into an agreement and procedures to govern the placement of these COs and their repayment before the Federal Reserve Board changes became effective. The Finance Board has specified, however, that a Federal Home Loan Bank that is required to place a CO with another Federal Home Loan Bank shall pay interest on its obligation at a rate that is at least 500 basis points above the federal funds rate. No additional purchases of COs that have been issued by other Federal Home Loan Banks are currently planned, except to the extent necessary to deal with these daylight overdrafts.

At December 31, 2006, our long-term investment portfolio totaled $6.5 billion, compared to $6.9 billion at December 31, 2005. It includes securities that are classified for balance sheet purposes as either held-to-maturity, or trading as set forth in the table below.

Investment Portfolio

($ amounts in thousands, at carrying value)

	December 31,
	2006		2005
	Amount	%	Amount	%
Held-to-maturity securities	$6,544,392	45.9%	$6,819,879	54.9%
Trading security	—	—	43,385	0.3%

Total investment securities	6,544,392	45.9%	6,863,264	55.2%
Interest-bearing deposits	394,081	2.8%	914,312	7.4%
Federal funds sold	7,324,000	51.3%	4,655,000	37.4%

Total investments	$14,262,473	100.0%	$12,432,576	100.0%

Long-term Investment Securities. Our long-term investments consist of residential MBS, commercial MBS and ABS. At December 31, 2006, we primarily held AAA-rated (private-issue and GSE-issued) collateralized mortgage obligations and pass-throughs. All of our MBS and ABS are rated AAA/Aaa by S&P, Moody’s or Fitch, except for an ABS bond with a book value of $30.4 million that was downgraded to AA on April 3, 2006.

As of December 31, 2006, the carrying value and yield of held-to-maturity securities by contractual maturity are shown below. Expected maturities and the related interest yield of some securities and MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Held-to-Maturity Securities

Redemption and Yields

($ amounts in thousands)

	As of December 31, 2006
Year of Maturity	Carrying Value	Yield
Mortgage-backed and asset-backed securities
U.S. government and federal agencies
Due in one year or less	$—	—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	41,145	5.06%

Subtotal	41,145	5.06%

Other bonds, notes, & debentures (including GSEs)
Due in one year or less	55	7.74%
Due after one year through five years	4,541	6.29%
Due after five years through ten years	—	—
Due after ten years(1)	6,490,581	4.68%

Subtotal	6,495,177	4.68%

Total MBS	$6,536,322	4.68%

Non-MBS
State or local housing authority
Due in one year or less	—	—
Due after one year through five years	1,665	6.33%
Due after five years through ten years	—	—
Due after ten years	6,405	6.72%

Subtotal	8,070	6.64%

Total held-to-maturity	$6,544,392	4.69%

(1)	This includes $63.7 million MBS purchased and outstanding from ABN AMRO Mortgage Corporation, an affiliate of a member of our Bank. This amount of MBS represents 1.0% of the held-to-maturity portfolio and 0.5% of the investment portfolio as of December 31, 2006.

At December 31, 2006, the estimated fair value of our held-to-maturity securities was $6,403,454, resulting in a net unrealized loss of $140,938 that was caused by increased interest rates. Since we have the ability and intent to hold these investments until a full recovery of the unrealized losses, which may be at maturity, and in part, based on the creditworthiness of the issuers and the underlying collateral, we do not consider these investments to be other-than-temporarily impaired at December 31, 2006.

As of December 31, 2006, we held securities classified as held-to-maturity from the following issuers with a carrying value greater than 10% of our capital:

Issuers with a Carrying Value Greater than 10% of Capital

As of December 31, 2006

($ amounts in thousands)

Name of Issuer	Carrying Value	Market Value
GSR Mortgage Loan Trust	$1,234,618	$1,195,844
Washington Mutual	1,225,940	1,208,845
Wells Fargo Mortgage Backed Securities Trust	832,313	819,632
Freddie Mac	554,911	540,101
Countrywide Home Loans	521,462	504,223
Fannie Mae	363,872	350,670
Structured Assets Securities Corporation	230,865	224,778
CS First Boston Mortgage Securities Corporation	229,232	222,491
Residential Funding Mortgage Securities I	202,864	196,958

Total	$5,396,077	$5,263,542

There were no available-for-sale investment securities outstanding as of December 31, 2006. During the first nine months of 2005, our entire available-for-sale portfolio was sold, and the derivatives hedging these investments were terminated.

Short-term Investments. As of December 31, 2006, short-term investments, which are comprised of interest-bearing deposits and federal funds sold, totaled $7.7 billion, an increase of $2.1 billion from December 31, 2005, primarily due to an increase of $2.6 billion in Federal funds sold in order to utilize capital capacity and take advantage of investment opportunities, partially offset by a decrease in interest-bearing deposits of $0.5 billion. These short-term investments provide efficient utilization of capital and enhanced liquidity.

Mortgage Loans, Net

We purchase mortgage loans from our members through our MPP. At December 31, 2006, after considering the effects of premiums, discounts, SFAS 133 basis adjustments, and allowances for credit losses on mortgage loans, we held $10.0 billion in mortgage loans purchased from our members, compared to $9.5 billion at December 31, 2005. We anticipate that our mortgage portfolio will decrease in 2007 due to the loss of several sources of new mortgage loans and the reduction of outstanding balances due to maturity or prepayment.

In November 2005, our board approved the reduction of the activity-based stock purchase requirement to 0% at all times subject to certain limits set by the board, to be reviewed annually. In evaluating the appropriateness of a reduction of the member stock requirement for MPP, our board considered the Bank’s capital ratio and the potential changes in the amount of capital. Some of the other factors that impact the volume of mortgage loans purchased through the MPP include the general level of housing activity in the U.S., the level of refinancing activity, and consumer product preferences. As we only purchase fixed-rate mortgage loans, the growth of alternative mortgage products has reduced the volume of fixed rate loans available for purchase.

The following table presents the composition of our outstanding purchased mortgage loans at December 31, 2006, and December 31, 2005:

Mortgage Loans held for Portfolio

($ amounts in thousands)

	December 31, 2006
	Long-term(1)	Medium-term(2)	Total
Unpaid principal balance	$8,418,418	$1,567,102	$9,985,520
Deferred net premium	4,390	8,168	12,558
Basis adjustments from terminated fair value hedges, and loan commitments.	22,808	(216)	22,592

Total mortgage loans held for portfolio	$8,445,616	$1,575,054	$10,020,670

	December 31, 2005
	Long-term(1)	Medium-term(2)	Total
Unpaid principal balance	$7,925,132	$1,562,612	$9,487,744
Deferred net premium	9,726	9,629	19,355
Basis adjustments from terminated fair value hedges, and loan commitments.	33,323	(277)	33,046

Total mortgage loans held for portfolio	$7,968,181	$1,571,964	$9,540,145

(1)	Long-term is defined as original loan terms of 20-30 years.
(2)	Medium-term is defined as original loan terms of 15 years or less.

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

For the year ending December 31, 2006, we purchased $1.6 billion in principal amount of new loans. Total principal repayments during the period were $1.1 billion. In 2005, we purchased $3.3 billion in principal amount of new loans. In the same period, total principal repayments were $1.5 billion.

Deposits

Demand and overnight deposits were $919.9 million at December 31, 2006, compared to $799.9 million at December 31, 2005. These deposits represent a relatively small portion of our funding, and they vary depending upon market factors, such as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.

Consolidated Obligations

At December 31, 2006, the carrying values of CO Bonds and Discount Notes issued on our behalf totaled $32.8 billion and $10.5 billion, respectively, compared to $35.0 billion and $9.4 billion at December 31, 2005.

The following table presents the composition of our outstanding CO Bonds at December 31, 2006, and December 31, 2005:

Composition of Consolidated Obligations Bonds

($ amounts in thousands, at par)

	December 31,
	2006		2005
	Amount	%	Amount	%
Fixed rate	$28,604,395	86.7%	$29,414,725	83.5%
Step-up	3,823,080	11.6%	4,978,080	14.1%
Single-indexed floating rate	110,000	0.3%	130,000	0.4%
Fixed that converts to variable	240,000	0.8%	425,075	1.2%
Variable that converts to fixed	175,000	0.5%	225,000	0.7%
Range	37,000	0.1%	47,000	0.1%

Total, at par	$32,989,475	100.0%	$35,219,880	100.0%

Consistent with our risk management philosophy, we use interest rate exchange agreements (also referred to as interest rate swaps) to convert many of our fixed-rate COs to floating rate instruments that periodically reset to an index such as three-month LIBOR. As has been the case for the last several years, a majority of our COs that were issued and swapped to LIBOR in 2006 and 2005 were callable bonds. A callable bond provides us with the right to redeem the instrument on predetermined call dates in the future. When we swap a callable CO to LIBOR, we sell an option to the interest rate swap counterparty that mirrors the option we own to call the bond. If market interest rates decline, the swap counterparty will generally cancel the interest rate swap, and we will then typically call the CO Bond. Conversely, if market interest rates increase, the swap counterparty generally elects to keep the interest rate swap outstanding, and we will then elect not to call the CO Bond. With the continued low and generally declining market interest rates in late 2005, we called a number of our callable bonds and replaced a portion of them with new callable bonds. Rate changes later in 2005 and during 2006 have led to a significant decrease in the number of CO Bonds called.

During 2005 and 2006, the impact of the Federal Open Market Committee’s rate increases on the term structure of interest rates resulted in an increase in the short end of the yield curve. Our ability to fund our asset positions through the various CO debt issuance programs was not adversely impacted by market conditions in 2005 or 2006. In the future, the cost of debt raised in this manner will depend on several factors, including the direction and level of market interest rates, competition from other issuers of agency debt, changes in the investment preferences of potential buyers of agency debt securities, pricing in the interest rate swap market, and other technical market factors.

Derivatives

As of December 31, 2006 and 2005, we had derivative assets with market values of $99.5 million and $97.1 million, respectively, and derivative liabilities with market values of $63.4 million and $193.4 million, respectively. These differences reflect the impact of interest rate changes that affected the market value of our derivatives and swap terminations. We record all derivative financial instruments on the Statement of Condition at their fair value with changes in the fair value of all derivatives recorded through earnings.

The principal derivative instruments we use are interest-rate swaps and to-be-announced mortgage hedges (“TBAs”). We classify interest-rate swaps as derivative assets or liabilities according to the net fair value of the interest-rate swaps with each counterparty. Because these swaps are covered by a master netting agreement, (a) if the net fair value of the interest-rate swaps with a counterparty is positive, it is classified as an asset; and, (b) if the net fair value of the interest-rate swaps with a counterparty is negative, it is classified as a liability. TBAs, which are not covered by a master netting agreement, are recorded as a derivative asset or liability as required by SFAS 133 based upon fair value. Increases and decreases in the fair value of each of these instruments are primarily caused by market changes in the derivative’s underlying interest rate index. For additional information, see “Item 7. Financial Information — Management’s Discussion and Analysis — Risk Management.”

Capital

Total Capital decreased to $1.95 billion at December 31, 2006, compared to $2.30 billion at December 31, 2005. The following table presents the changes in Total Capital:

Changes in Total Capital

($ amounts in thousands)

	Capital Stock	Retained Earnings	Other comprehensive income	Total
Balance at December 31, 2005	$2,156,426	$149,014	$(2,207)	$2,303,233
Excess stock repurchase at July 13, 2006	(173,657)	—	—	(173,657)
Excess stock repurchase at December 5, 2006	(78,148)	—	—	(78,148)
Reclassification to Mandatorily redeemable capital stock related to the loss of former members	(165,032)	—	—	(165,032)
Proceeds from the sale of capital stock	53,923	—	—	53,923
Net income	—	117,849	—	117,849
Mandatorily redeemable capital stock distributions	—	(1,187)	—	(1,187)
Dividends paid	—	(99,054)	—	(99,054)
Other comprehensive income
Adjustment to initially apply SFAS 158	—	—	(1,824)	(1,824)
Other	—	—	(1,389)	(1,389)

Total Other comprehensive income	—	—	(3,213)	(3,213)

Balance at December 31, 2006	$1,793,512	$166,622	(5,420)	$1,954,714

Total Regulatory Capital

Our total regulatory capital consists of Retained earnings, Class B stock, and Mandatorily redeemable capital stock. Mandatorily redeemable capital stock is classified as a liability according to GAAP on our Statement of Condition. As of December 31, 2006, $618.6 million, or 32% of our total regulatory capital stock balance, was comprised of stock not required as a condition of membership or to support services to members, compared to $686.4 million, or 31%, at December 31, 2005. We generally will not redeem or repurchase member capital stock until five years after either the membership is terminated or we receive a notice of withdrawal from membership. If we receive a request to redeem excess stock, we are not required to redeem or repurchase such excess stock until the expiration of the five-year redemption period. However, we reserve the right to repurchase, and have repurchased, excess stock from any member, without a member request, and at our discretion, upon 15 days’ notice to the member.

In the first quarter of 2006, in accordance with the provisions of the Bank’s Capital Plan, we voluntarily repurchased $34.7 million of excess stock held by former members that was classified on our Statement of Condition as Mandatorily redeemable capital stock. See “Mandatorily Redeemable Capital Stock” herein. In the third and fourth quarters of 2006, we voluntarily repurchased $174.8 million and $99.6 million, respectively, of excess stock, including Mandatorily redeemable capital stock, held by shareholders. These actions were undertaken as part of our capital management process.

Due to these reductions in capital stock, our MBS portfolio currently exceeds the regulatory limit of three times our Total regulatory capital, consisting of Retained earnings, Class B stock and Mandatorily redeemable capital stock. We were in compliance with the regulatory limit at the time we purchased our current MBS, so we are not required to sell any of our MBS and are not considered to be out of compliance with the regulatory limit. However, we are precluded from purchasing additional MBS until the outstanding principal amount of our current holdings falls below three times our total regulatory capital.

Retained Earnings

Retained earnings equaled $166.6 million at December 31, 2006, an increase of $17.6 million compared to December 31, 2005. The following table quantifies the net change in Retained earnings:

Net Income versus Dividends Paid

($ amounts in thousands)

	For the Year Ended December 31,
	2006	2005	2004
Net Income	$117,849	$152,584	$130,670
Dividends paid	(99,054)	(88,467)	(88,772)
Mandatorily redeemable capital stock distributions	(1,187)	(98)	(193)

Change in Retained earnings	$17,608	$64,019	$41,705

Our Retained Earnings Policy established guidelines for our board to use in determining the amount of earnings to retain. These guidelines include, but are not limited to: a Retained earnings target that is comprised of market, credit, operations and accounting risk components; the impact on our members; and, the stability of stock and membership levels. The Retained earnings target reflects a minimum Retained earnings balance after the quarterly dividend is paid. At December 31, 2006, the Retained earnings target was $129.5 million. In addition, our board may establish an additional supplemental allowance to provide further protection from unusual adverse events if reasonably foreseeable. Our board has determined this amount to be 10% of the retained earnings target. The Retained earnings balance at December 31, 2006, adjusted for the fourth quarter dividend of $23.2 million that was declared in January 2007, was $143.4 million. Our Retained earnings target can be superseded by Finance Board mandates, either in the form of an order specific to the Bank or by promulgation of new regulations requiring a level of Retained earnings that is different from our currently targeted level. Over time, and as our risk profile changes, we will continue to evaluate our Retained earnings position.

Results of Operations for the Years Ended December 31, 2006, 2005, and 2004

Net Income

Net Income for 2006 was $117.8 million, a decrease of $34.8 million, or 22.8%, compared to $152.6 million of Net Income for 2005. The following factors contributed to this decrease:

•

Net interest income decreased by $18.7 million in 2006, compared to 2005. The factors impacting Net interest income are addressed separately below under “Net Interest Income after Mortgage Loan Loss Provision.”

•

Other income (loss) decreased $26.5 million in 2006, compared to 2005. In 2005 we sold $946.3 million par value of available-for-sale securities at a realized gain of $19.6 million. Additionally, in 2005, we had more derivatives that were in economic hedge relationships. The $10.5 million decrease in the Net gain (loss) on derivatives and hedging activities was primarily the result of the one-sided mark on the derivatives in these hedge relationships. These decreases were partially offset by a $3.7 million decrease in the Net loss on trading security in 2006. See “Other income” herein.

•

Other expenses increased by $1.8 million in 2006, compared to 2005, mainly as a result of higher benefit expenses due to increased retirement fund contributions and accruals, and higher Compensation and benefits from staff increases that were partially offset by the reduced incentive compensation accrual discussed in “Other expenses” herein. Reductions in staff due to retirements and other terminations in late 2006 and early 2007 should reduce Other expenses going forward.

These factors were partially offset by the decrease of $12.4 million in assessments for AHP and REFCORP in 2006, consistent with the lower level of Income before assessments.

Net Income for 2005 was $152.6 million, an increase of $21.9 million, or 16.8%, compared to $130.7 million of Net Income for 2004. The following factors contributed to this increase in Net Income:

•

Other income increased by $34.1 million, primarily due to the $19.6 million realized gain from the sale of our available-for-sale portfolio and an increase of $13.2 million in Net gain (loss) on derivatives. See “Other income” herein.

•

Net interest income after mortgage loan loss provision increased by $2.8 million. The factors impacting Net interest income are addressed separately below under “Net Interest Income after Mortgage Loan Loss Provision.”

These factors were partially offset by the following factors:

•	Other expenses increased by $7.1 million, mainly due to increased compensation and benefit expenses. See “Other expenses” herein.

•	There was an increase of $8.0 million in assessments for AHP and REFCORP in 2005, consistent with the higher level of Income before assessments.

Net Interest Income after Mortgage Loan Loss Provision

Our Net interest income after mortgage loan loss provision was $205.0 million for 2006, a decrease of $18.7 million compared to $223.7 million for 2005. The following factors impacted Net interest income:

•

The spread between the yield on earning assets and liabilities decreased to 0.18% for 2006, compared to 0.27% for 2005, primarily due to narrower spreads on MPP loans resulting from the flattening yield curve and recent trends in market interest rates. The spread for 2005 was also high relative to the same period in 2006 because of the effect of accounting for available-for-sale investments. In accordance with SFAS 133, the corresponding interest rate swaps that economically offset the available-for-sale investments did not qualify for hedge accounting and the associated interest rate swap income and expense were recorded in Other income (loss). All of the available-for-sale investments were sold and their corresponding interest rate swaps were terminated in 2005. The imputed decrease in Net interest income due to the decreased spread was approximately $38.1 million.

•

Our average cost of funds increased by 120 basis points for 2006, compared to 2005, from 3.68% to 4.88%. Since we earn interest on the investment of capital and any non-costing liabilities, Net interest income is positively impacted as interest rates rise, and we earn a higher return on our net capital investment. Earnings from our net capital investment can be computed as the average cost of interest-bearing liabilities (our cost of funds) multiplied by the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities. The imputed increase in Net interest income due to the increase in the cost of funds was approximately $20.6 million.

Our Net interest income after mortgage loan loss provision was $223.7 million for 2005, an increase of $2.8 million compared to $220.9 million for 2004. The following factors impacted Net interest income:

•

Our average cost of funds increased by 123 basis points for 2005 compared to 2004, from 2.45% to 3.68%. Since we earn interest on the investment of capital, Net interest income is positively impacted as interest rates rise, and we earn a higher return on our net capital investment. The imputed increase in Net interest income was approximately $24.7 million.

•

The spread between the yield on earning assets and liabilities decreased to 0.27% for 2005, compared to 0.32% for 2004, primarily due to the flattening yield curve and increased use of term debt. The imputed decrease was approximately $20.8 million.

•

The provision for credit losses was reversed during 2004 to reflect the loss expectations for this portfolio at that time, resulting in an increase of $0.6 million to Net interest income after mortgage loan loss provision.

Trends, Events and Uncertainties

Net Income has been volatile during the period of 2002 to 2006. The amount of income is significantly impacted by realized and unrealized gains and losses on derivatives, primarily those in economic hedge relationships. These derivatives primarily hedged assets in our available-for-sale portfolio. Any offsetting gains and losses on this portfolio are not concurrently recognized in income.

We derive nearly all of our revenue from Net interest income. Therefore, the rate of return that is earned from the investment of capital has a meaningful impact on earnings and ROE. For example, our average capital for 2006 was $2.185 billion. This amount can be viewed as being invested on a pro rata basis across all of our assets. Therefore, if the gross return on assets increases by 1%, Net interest income will tend to increase by $21.85 million. Likewise, a decline of 1% would tend to reduce Net interest income by $21.85 million. Since the change in our gross return on assets implicitly includes the spread on those assets, our management often evaluates ROE in comparison to cost of funds, thus stripping out spread from the evaluation.

Changes in interest rates do not immediately impact the cost of funds since our liabilities mature or re-price at various future dates. During the period 2002 through 2006, interest rates, as measured by three-month LIBOR, a key interest rate index for the Bank, generally increased.

ROE, Cost of Funds and 3 Month LIBOR

2002 – 2006

	2006	2005	2004	2003	2002
ROE	5.39%	6.86%	6.25%	6.97%	4.15%
Cost of Funds	4.88%	3.68%	2.45%	2.31%	2.75%
Average 3 Month LIBOR	5.20%	3.57%	1.62%	1.21%	1.79%
ROE Less Cost of Funds	0.51%	3.18%	3.80%	4.66%	1.40%

Changes in market interest rates, which impact our cost of funds and gross return on assets, have a significant impact on earnings. Additionally, the net realized and unrealized gain (loss) on derivatives and hedging activities has created significant earnings volatility over the five-year period. Clearly other factors, including but not limited to, spreads, fee income, operating expense and business volume, have a significant impact.

After decreasing slightly from 2002 to 2003, Average 3-month LIBOR increased each year from 2003 through 2006. Our Cost of Funds increased because a portion of our liabilities float relative to various short-term indices. Conversely, our ROE declined as a result of the compression of spreads and the flat yield curve in 2006. For 2006, the increasing Cost of Funds and declining ROE resulted in a decline in the ROE Less Cost of Funds of 2.67%.

The following table presents average balances, income, and yields of major earning asset categories and the sources funding those earning assets for the years ended December 31, 2006, 2005, and 2004.

Average Balances, Interest Income, and Yields

($ amounts in thousands)

For the Year Ended December 31,

	2006			2005			2004
	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate
Assets
Interest-bearing deposits	$972,217	$48,879	5.03%	$410,134	$13,276	3.24%	$355,069	$5,270	1.48%
Federal funds sold	6,649,940	337,200	5.07%	2,655,058	86,466	3.26%	3,224,716	46,443	1.44%
Trading security(2) (3)	20,587	1,316	6.39%	65,243	4,308	6.60%	97,806	6,310	6.45%
Available-for-sale securities(1)	—	—	—	695,980	31,852	4.58%	1,173,242	49,245	4.20%
Held-to-maturity securities	6,776,554	310,789	4.59%	6,434,108	278,637	4.33%	5,924,278	242,863	4.10%
Advances(1)	22,881,448	1,177,839	5.15%	26,506,682	943,770	3.56%	26,760,642	528,384	1.97%
Mortgage loans held for portfolio	9,857,732	509,528	5.17%	8,793,311	441,308	5.02%	7,377,372	368,019	4.99%
Loans to other Federal Home Loan Banks	274	14	5.11%	2,589	73	2.82%	20,074	278	1.38%

Total earning assets	47,158,752	2,385,565	5.06%	45,563,105	1,799,690	3.95%	44,933,199	1,246,812	2.77%
Allowance for credit losses on mortgage loans	—			—			(549)
Other assets	410,468			337,480			347,120

Total Assets	$47,569,220			$45,900,585			$45,279,770

Liabilities and Capital
Overnight and demand deposits	$1,064,115	51,307	4.82%	$952,124	29,343	3.08%	$1,189,713	14,144	1.19%
Other interest-bearing deposits	95,164	4,782	5.03%	35,546	1,309	3.68%	1,638	20	1.22%
Other borrowings	2,698	140	5.19%	973	26	2.67%	1,445	22	1.52%
Discount Notes	8,845,511	439,173	4.96%	9,027,487	278,082	3.08%	10,505,792	139,533	1.33%
CO Bonds, net(1)	34,611,645	1,681,888	4.86%	32,797,857	1,265,674	3.86%	30,143,226	871,784	2.89%
Mandatorily redeemable capital stock	72,028	3,274	4.55%	36,411	1,543	4.24%	23,647	1,011	4.28%

Total interest-bearing liabilities	44,691,161	2,180,564	4.88%	42,850,398	1,575,977	3.68%	41,865,461	1,026,514	2.45%
Other liabilities	693,008			824,501			1,324,151
Total Capital	2,185,051			2,225,686			2,090,158

Total liabilities and capital	$47,569,220			$45,900,585			$45,279,770

Net interest income and net spread on interest-earning assets less interest-bearing liabilities		$205,001	0.18%		$223,713	0.27%		$220,298	0.32%

Net interest margin	0.43%			0.49%			0.49%

Average interest-earning assets to interest-bearing liabilities	1.06			1.06			1.07

(1)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements to the extent such agreements qualify for SFAS 133 fair value hedge accounting.
(2)	Interest income and average rates exclude the effect of associated interest rate exchange agreements as the net interest expense associated with such agreements is recorded in Other income (loss) in the Statement of Income.
(3)	Including the effects of these interest rate exchange agreements, the average rate on the trading security was 4.52%, 3.47%, and 1.63%, for the years ended December 31, 2006, 2005, and 2004, respectively.

The averages balances of our Total Assets increased in 2006, compared to, 2005, due to increases in average federal funds sold and average interest-bearing deposits that offset the decrease in average Advances. These balances were higher in the first six months of 2006 than they were in the second six months of 2006.

Changes in both volume and interest rates influence changes in Net interest income and Net interest margin. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes have been allocated to the volume and rate categories based upon the proportion of the volume and rate changes. The following table summarizes changes in interest income and interest expense between 2006 and 2005 and between 2005 and 2004:

Rate and Volume Analysis

For the Year Ended December 31,

($ amounts in thousands)

	2006 over 2005			2005 over 2004
	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in interest income
Advances	$(142,585)	$376,654	$234,069	$(5,061)	$420,447	$415,386
Interest-bearing deposits	25,365	10,238	35,603	929	7,077	8,006
Federal funds sold	182,989	67,745	250,734	(9,476)	49,499	40,023
Trading security	(2,859)	(133)	(2,992)	(2,147)	145	(2,002)
Available-for-sale securities	(31,852)	—	(31,852)	(21,513)	4,120	(17,393)
Held-to-maturity securities	15,245	16,907	32,152	21,612	14,162	35,774
Mortgage loans held for portfolio	54,701	13,519	68,220	71,048	2,241	73,289
Loans to other Federal Home Loan Banks	(93)	34	(59)	(357)	152	(205)

Total	100,911	484,964	585,875	55,035	497,843	552,878

Increase (decrease) in interest expense
Discount Notes	(5,715)	166,806	161,091	(22,131)	160,680	138,549
CO Bonds	73,185	343,029	416,214	82,127	311,763	393,890
Overnight and demand deposits	3,787	18,177	21,964	(3,326)	18,525	15,199
Other interest-bearing deposits	2,853	620	3,473	1,175	114	1,289
Mandatorily redeemable capital stock	1,611	120	1,731	541	(9)	532
Other borrowings	74	40	114	(9)	13	4

Total	75,795	528,792	604,587	58,377	491,086	549,463

Increase (decrease) in net interest income	$25,116	$(43,828)	$(18,712)	$(3,342)	$6,757	$3,415

Earnings Analysis

The following table presents changes in the components of our earnings for the past two years:

Change in Earnings Components

For the Year Ended December 31,

($ amounts in thousands)

	2006 vs. 2005	2005 vs. 2004	2006 vs. 2005	2005 vs. 2004
	$ change	$ change	% change	% change
Increase (decrease) in
Interest income	$585,875	$552,878	32.6%	44.3%
Interest expense	604,587	549,463	38.4%	53.5%

Net interest income	(18,712)	3,415	(8.4)%	1.6%
Mortgage loss provision	—	574	—	100.0%

Net interest income after loss provision	(18,712)	2,841	(8.4)%	1.3%
Other income (loss)	(26,544)	34,050	(106.4)%	374.4%
Other expense	1,830	7,080	4.5%	21.0%

Income before assessments	(47,086)	29,811	(22.7)%	16.7%

AHP	(3,667)	2,486	(21.4)%	17.0%
REFCORP	(8,684)	5,478	(22.8)%	16.8%

Total assessments	(12,351)	7,964	(22.3)%	16.8%

Income before cumulative effect of change in Accounting Principle	(34,735)	21,847	(22.8)%	16.7%

Net income	(34,735)	21,914	(22.8)%	16.8%

Other Income

The following table presents a breakdown of Other income (loss) for the three years ending December 31, 2006, 2005, and 2004, and an analysis of the changes in the components of these income items for the past two years:

Analysis of Other Income (Loss)

For the Year Ended December 31,

($ amounts in thousands)

	2006	2005	2004	2006 vs. 2005		2005 vs. 2004
				$ Amt	% change	$ Amt	% change
Service fees	$1,424	$1,495	$1,300	$(71)	(4.8)%	$195	15.0%
Net loss on trading security	(755)	(4,499)	(5,286)	3,744	83.2%	787	14.9%
Realized net gain from sale of available-for-sale securities	—	19,621	—	(19,621)	(100.0)%	19,621	—
Net gain (loss) on derivatives and hedging activities	(3,885)	6,651	(6,508)	(10,536)	(158.4)%	13,159	202.2%
Other, net	1,627	1,687	1,399	(60)	(3.6)%	288	20.6%

Total other income (loss)	$(1,589)	$24,955	$(9,095)	$(26,544)	(106.4)%	$34,050	374.4%

The decrease in Other income for 2006, compared to 2005, was primarily due to the decrease in the Net gain from the sale of available-for-sale securities of $19.6 million, and the impact of economic hedge relationships that were utilized in 2005 but terminated prior to 2006, that resulted in a decrease in the Net gain (loss) on derivatives and hedging activities of $10.5 million, that was partially offset by a $3.7 million increase caused by the reduction in the Net loss on the trading security.

The increase in Other income for 2005, compared to 2004, was primarily due to the realized gain of $19.6 million on the sale of our available-for-sale portfolio during 2005, and the increase in the Net gain (loss) on derivatives and hedging activities of $13.2 million in 2005. The tables below, entitled “Components on Net Gain (Loss) on Derivatives and Hedging Activities by Hedge” and “Net Gain (Loss) on Derivatives and Hedging Activities by Product” present the components of this change by type of hedge and type of product.

Components of Net Gain (Loss) on Derivatives and Hedging Activities

By Hedge

For the Year Ended December 31,

($ amounts in thousands)

	2006	2005	2004
Fair Value Hedges
Net gain (loss) due to ineffectiveness on
Advances	$18	$1,674	$318
MPP	680	446	233
CO Bonds	(1,208)	(2,356)	3,574

Net gain on fair value hedges	(510)	(236)	4,125

Non SFAS 133/Economic Hedges
Net interest (payment)/receipt settlements(1)
Advances	26	6	(9)
Investments	(264)	(15,951)	(41,794)
CO Bonds	(1,558)	(2,038)	—
Intermediary	—	4	46

Subtotal — net settlements	(1,796)	(17,979)	(41,757)

SFAS 133 derivative fair value gain (loss) adjustments
Advances	(13)	33	(15)
Investments	160	30,101	34,789
CO Bonds	346	(770)	—
Intermediary	—	(4)	(46)
MPP delivery commitments	(2,072)	(4,494)	(3,604)

Subtotal — fair value adjustments	(1,579)	24,866	31,124

Net loss on economic hedges	(3,375)	6,887	(10,633)

Net gain (loss) on derivative and hedging activities	$(3,885)	$6,651	$(6,508)

(1)	Net settlements represent the net interest payments or receipts on interest rate exchange agreements for hedges not receiving fair value hedge accounting.

Net Gain (Loss) on Derivatives and Hedging Activities

By Product

For the Year Ended December 31,

($ amounts in thousands)

	2006	2005	2004
Advances	$31	$1,713	$294
Investments	(104)	14,150	(7,005)
MPP	(1,392)	(4,048)	(3,371)
CO Bonds	(2,420)	(5,164)	3,574

Net gain (loss) on derivatives and hedging activities	$(3,885)	$6,651	$(6,508)

The security that was classified as trading was part of an economic hedge that was implemented with an offsetting interest rate swap. The securities that were classified as available-for-sale were also part of economic hedges that were implemented with offsetting interest rate swaps. Under SFAS 133, certain of our available-for-sale securities received fair value hedge accounting treatment.

In accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), the entire change in fair value of our available-for-sale securities was reported in Accumulated other comprehensive income (loss) as a Net unrealized gain (loss) on available-for-sale securities. The change in fair value of our available-for-sale securities was dependent upon changes in interest rates and market spread relationships. In accordance with SFAS 133, for those hedged securities that were designated as available-for-sale and that qualified as being in a fair value hedging relationship, we reclassified the portion of the change in fair value attributable to the risk being hedged (interest rate risk) from Accumulated other comprehensive income to earnings. The portion of the change in fair value attributable to the risk being hedged was reported in the Statement of Income in Net gain (loss) on derivatives and hedging activities together with the related change in fair value of the associated interest rate exchange agreement.

As part of the restatement, it was determined that certain available-for-sale securities that had been classified as being in fair value hedging relationships were not eligible for hedge accounting treatment. For these securities, the change in fair value was reported in Accumulated other comprehensive income as a Net unrealized gain (loss) on available-for-sale securities; however, the change in value of the associated economic hedging instruments was reported in Net gain (loss) on derivatives and hedging activities. The effect of reporting fair value changes for these securities in Accumulated other comprehensive income and reporting fair value changes for the associated economic hedging instruments as a component of Other income (loss), created substantial inter-period volatility in Net Income.

For the security that was designated as trading, we recorded the entire change in its fair value in the Statement of Income through Net gain (loss) on trading security in accordance with the provisions of SFAS 115. In accordance with SFAS 133, the change in the fair value of the interest rate exchange agreement associated with the trading security is reported in the Statement of Income through Net gain (loss) on derivatives and hedging activities. As a result, while not in an SFAS 133 hedging relationship, some offset occurred for our trading security and its associated (designated) derivative by virtue of the accounting prescribed by both SFAS 115 and SFAS 133.

SFAS 133 requires that all derivative instruments be recorded in the Statement of Condition at their fair values. Changes in the fair value of our derivatives are recorded each period in current earnings. SFAS 133 also sets forth conditions that must exist in order for hedges to qualify for hedge accounting. If a hedge qualifies for fair value hedge accounting, changes in the fair value of the hedged item are also recorded in earnings. The net effect is that only the “ineffective” portion of a qualifying hedge has an impact on current earnings.

SFAS 133 introduces periodic earnings volatility. This volatility occurs in the form of the net difference between changes, if any, in the fair values of the hedge (the derivative instrument) and the hedged item (the asset or liability), for accounting purposes. Two types of hedging are primarily responsible for creating earnings volatility in our results.

The first type involves transactions in which we enter into interest rate swaps with coupon cash flows identical or nearly identical to the cash flows of the hedged item, such as an Advance or investment security. In some cases involving hedges of this type, an assumption of “no ineffectiveness” can be made, and the changes in the fair values of the hedge and the hedged item are considered identical and offsetting (referred to as the “short-cut method”). However, if the hedge or the hedged item fails to have certain characteristics defined in SFAS 133, the assumption of “no ineffectiveness” cannot be made, and the hedge and the hedged item must be marked to fair value independently (referred to as the “long-haul method”). Under the long-haul method, the two components of the hedging relationship will be marked to fair value using different discount rates, and the resulting changes in fair value will generally be slightly different. Even though these differences are generally relatively small when expressed as prices, their impact can become more significant when multiplied by the principal amount of the transaction and then evaluated in the context of our Net Income. Nonetheless, the impact of these types of ineffectiveness-related adjustments on earnings is transitory, as the net earnings impact will be zero over the life of the hedging relationship if the derivative and hedged item are held to maturity or their call dates, which is generally the case for us.

The second type of hedging relationship that creates earnings volatility involves transactions in which we enter into interest rate exchange agreements to economically hedge identifiable portfolio risks that do not qualify for hedge accounting under SFAS 133 (referred to as a “non-SFAS 133” or “economic” hedge).

Other Expenses

The following table presents a breakdown of Other Expenses for the three years ending December 31, 2006, 2005, and 2004, and an analysis of the changes in the components of these expenses for the past two years:

Analysis of Other Expense

For the Year Ended December 31,

($ amounts in thousands)

				2006 vs. 2005		2005 vs. 2004
	2006	2005	2004	$ Amt	% change	$ Amt	% change
Compensation and benefits	$27,405	$25,420	$20,170	$1,985	7.8%	$5,250	26.0%
Other operating expenses	10,107	10,455	9,465	(348)	(3.3)%	990	10.5%
Finance Board and Office of Finance expenses	2,960	2,992	2,379	(32)	(1.1)%	613	25.8%
Other	2,171	1,946	1,719	225	11.6%	227	13.2%

Total Other Expense	$42,643	$40,813	$33,733	$1,830	4.5%	$7,080	21.0%

The increase in Total Other Expense for 2006, of $1.8 million compared to 2005, was primarily due to higher benefit expenses as a result of increased retirement fund contributions and accruals, and higher Compensation and benefits from staff increases made in 2006 that were partially offset by the reduced incentive compensation based on a lower attainment of incentive compensation goals, and lower Other operating expenses due to cost–cutting measures. These measures included reduced training budgets and outside expert expenses. Further, we have taken additional steps to reduce Total Other Expense. For example, in addition to an early retirement incentive discussed below, we eliminated several staff positions in the first quarter of 2007 and have reduced short-term incentive compensation awards and eliminated salary increases for senior officers for 2007.

On October 20, 2006, our board adopted an early retirement incentive for 28 employees who had or would reach age 50 by December 15, 2006, with at least 10 years of service. Our president and Chief Executive Officer,

Chief Financial Officer and Senior Vice President — Information Systems and Operations, together with certain non-executive officers and employees, accepted this incentive. The early retirement incentive increased Other Expenses for Compensation and benefits for 2006 but we anticipate that it will result in a decrease in Total Other Expenses in the future due to lower retirement fund contributions and accruals, and current salaries. As a result of the retirement of these officers, we have named an interim president and Chief Executive Officer and appointed an interim management team which includes an Acting Chief Operating Officer, an Acting Chief Accounting Officer and an Acting Chief Capital Markets Officer. All of these persons were senior officers of the Bank at the time of their appointment. They will serve in these interim positions until our board completes its search for a new Chief Executive Officer and that person will be responsible for hiring a senior management team, subject to board approval. In January 2007, our board retained Russell Reynolds Associates, an international executive search firm, headquartered in New York, NY, to assist with its search for a new Chief Executive Officer.

The increase in Total Other Expense for 2005, of $7.1 million compared to 2004, was primarily due to higher Compensation and benefit expenses incurred for the additional staff needed to prepare for SEC registration and to increase service to members, and due to increases in employee benefit costs.

Office of Finance Expenses

The Federal Home Loan Banks fund the costs of the Office of Finance as a joint office that facilitates issuing and servicing COs, preparation of the Federal Home Loan Banks’ combined quarterly and annual financial reports, and certain other functions. For the years ended December 31, 2006, 2005, and 2004, our assessments to fund the Office of Finance were $1.4 million, $1.4 million, and $1.1 million, respectively.

Finance Board Expenses

The Federal Home Loan Banks are assessed the costs of operating their regulator, the Finance Board. We have no control over these costs. For the years ended December 31, 2006, 2005, and 2004, our Finance Board assessments were $1.6 million, $1.6 million, and $1.3 million, respectively. See “Finance Board and Office of Finance Expenses” in Note 1 to our Audited Financial Statements. These assessments have increased as the Finance Board has added supervisory staff to increase its ability to examine the Federal Home Loan Banks.

AHP and REFCORP Payments

Although the Federal Home Loan Banks are not subject to federal or state income taxes, the financial obligations of REFCORP (20% of Net Income after our AHP obligation) and AHP contributions (10% of current year’s Net Income before charges for AHP and interest expense for Mandatorily redeemable capital stock that is classified as debt, but after the assessment for REFCORP) are statutorily required. Due to the restatement, as of December 31, 2004, we had overpaid our AHP and REFCORP assessments by $11.3 million. The Finance Board advised the Federal Home Loan Banks in January 2006 that such overpayments should be used as credits against amounts owed in future periods. As a result, we took a credit of $7.8 million for our Payable to REFCORP liability and a credit of $3.5 million for our AHP liability in 2005. As of December 31, 2005, our excess REFCORP and AHP contributions had been fully utilized.

AHP. The Federal Home Loan Banks are required to contribute annually, in the aggregate, the greater of $100 million or 10% of their net earnings, before interest expense for Mandatorily redeemable capital stock that is classified as debt, and after the REFCORP assessments, to fund the AHP. For the years ended December 31, 2006, 2005 and 2004, our expense was $13.5 million, $17.1 million, and $14.6 million, respectively.

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

The 20% fixed percentage REFCORP rate applied to earnings for the years ended December 31, 2006 and 2005, resulted in expenses of $29.5 million and $38.1 million, respectively. These changes were consistent with the changes in Income Before Assessments for 2006 and 2005. The annual expense was $32.7 million in 2004.

Business Segments

We manage our business by grouping the income and expenses from our products and services within two business segments:

•

TFIDP, which includes interest earned on Advances and investments, the borrowing costs related to those assets and the effects of premium and discount amortization and the impact of net interest settlements related to interest rate exchange agreements. It also includes the borrowing costs related to holding Deposit products for members and other miscellaneous borrowings as well as all other miscellaneous income and expense not associated with the MPP.

•

MPP which is derived primarily from the difference, or spread, between the net yield on mortgage loans, including the direct effects of premium and discount amortization in accordance with SFAS 91, and the borrowing costs related to those loans.

We measure the performance of each segment based upon the net interest spread of the underlying portfolio(s). For this reason, we have presented each segment on a net interest income basis. Direct other income and expense items have been allocated to each segment based upon actual results. MPP includes the direct earnings effects of SFAS 133 as well as direct salary and other expenses (including an allocation for indirect overhead) associated with operating the MPP and volume — driven costs associated with master servicing and quality control fees. Direct other income/expense related to TFIDP includes the direct earnings impact of SFAS 133 related to Advances and investment products as well as all other income and expense not associated with MPP. The assessments related to AHP and REFCORP have been allocated to each segment based upon each segment’s proportionate share of total income before assessments.

We have not symmetrically allocated assets to each segment based upon financial results as we do not measure the performance of our segments from a Total Assets perspective, and it is impracticable to do so. As a result, there is asymmetrical information presented in the tables below including, among other items, the allocation of depreciation without an allocation of the depreciable assets, the SFAS 133 earnings adjustments with no corresponding allocation to derivative assets, if any, and the recording of interest income with no allocation to accrued interest receivable. Total Assets reported for MPP include only the mortgage loans outstanding, net of premiums, discounts and SFAS 133 basis adjustments. Total Assets reported for TFIDP include all other assets of the Bank.

The following tables set forth our financial performance by operating segment for the years ended December 31, 2006, 2005, and 2004 ($ amounts in thousands):

TFIDP

	2006	2005	2004
Net interest income	$161,009	$164,112	$181,066
Other income (loss)	(197)	29,003	(5,724)
Other expenses	38,688	36,876	30,070

Income before assessments	122,124	156,239	145,272

AHP	10,303	12,911	11,963
REFCORP	22,364	28,666	26,649

Total assessments	32,667	41,577	38,612

Income before cumulative effect of change in accounting principle	89,457	114,662	106,660

Cumulative effect of change in accounting principle	—	—	(67)

Net Income	$89,457	$114,662	$106,593

Total Assets	$36,848,234	$38,551,776	$36,539,991

The decrease in Net Income of $25.2 million for 2006, compared to 2005, was primarily due to the decrease in Other income (loss) that mainly resulted from the sale of our available-for sale securities in 2005 and adjustments made in accordance with SFAS 133 that resulted in decreases in the Net gain (loss) on derivatives and hedging activities.

Net Income increased by $8.1 million in 2005 compared to 2004. This increase is primarily related to the increase in Other income (loss). This increase was mainly due to a realized gain on the sale of our available-for sale securities and adjustments made in accordance with SFAS 133 that resulted in an increase in the Net gain (loss) on derivatives and hedging activities.

MPP

	2006	2005	2004
Net interest income	$43,992	$59,601	$39,232
Provision for credit losses on mortgage loans	—	—	(574)
Other income (loss)	(1,392)	(4,048)	(3,371)
Other expenses	3,955	3,937	3,663

Income before assessments	38,645	51,616	32,772

AHP	3,155	4,214	2,676
REFCORP	7,098	9,480	6,019

Total assessments	10,253	13,694	8,695

Net Income	$28,392	$37,922	$24,077

Total Assets	$10,020,670	$9,540,145	$7,761,767

The decrease in Net Income of $9.5 million for 2006, compared to 2005, was primarily due to narrower spreads that resulted from a flatter yield curve and recent trends in market interest rates, increased use of term debt and higher costing liabilities relative to the rate on earning assets, partially offset by a decrease in amortization of premium and SFAS 133 basis adjustments.

For MPP, Net Income increased by $13.8 million in 2005 compared to 2004. This was primarily the result of higher spreads on this portfolio, which resulted from slower recognition of premium.

Liquidity and Capital Resources

Liquidity

The Federal Home Loan Banks are required to maintain liquidity in accordance with certain Finance Board regulations and with policies established by their respective managements and boards of directors. We maintain liquidity to satisfy member demand for short- and long-term funds, repay maturing COs, and meet other obligations. Also, members may look to us to provide standby liquidity to support their asset/liability management purposes. Our objective is to meet our customers’ credit and liquidity needs without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs.

Our primary sources of liquidity are short-term investments and the issuance of new COs in the form of CO Bonds and Discount Notes. See “Business — Funding Sources” herein for a detailed discussion of our COs and the joint and several liability of all of the Federal Home Loan Banks for these COs. COs enjoy favorable status as GSE-issued debt; however, they are not obligations of the United States, and the United States does not guarantee them. COs are rated Aaa/P-1 by Moody’s and AAA/A-1+ by S&P, reflecting the likelihood of timely payment of principal and interest on the COs. Their GSE-issuer status and these ratings have historically provided excellent access to the capital markets for the Federal Home Loan Banks. In addition, under certain circumstances, the U.S. Treasury may acquire up to $4 billion of the Federal Home Loan Banks’ COs, which would offer additional liquidity to the Federal Home Loan Banks, if needed. See “Supervision and Regulation — Regulatory Enforcement Actions” and “Risk Factors — Our Credit Rating Could be Lowered” herein for a discussion of events that could have a negative impact on the rating of these COs. For emergency liquidity purposes, we have the legal authority to sell MPP assets or other long-term investments. However, routine sales of MPP assets would require regulatory approval.

We maintain a contingency liquidity plan designed to enable us to meet our obligations and the liquidity needs of our members in the event of operational disruptions at the Federal Home Loan Banks or the Office of Finance, or short-term capital market disruptions. Our regulatory liquidity requirement is to maintain at least five days of liquidity without access to the capital markets. At December 31, 2006, we were in compliance with that regulation. In accordance with our contingency liquidity plan, we might be required to rely upon asset-based liquid reserves to meet our cash flow obligations. Member deposits and other short-term borrowings, such as federal funds purchased, securities sold under agreements to repurchase, and loans from other Federal Home Loan Banks provide sources of liquidity. On a daily basis, we model our cash commitments and expected cash flows to determine our liquidity position.

On July 20, 2006, the Federal Reserve Board began requiring the Federal Reserve Banks to release interest and principal payments on securities issued by GSEs and international organizations only when the issuer’s Federal Reserve account contains sufficient funds to cover these payments. The Federal Reserve Banks had been processing and posting these payments to depository institutions’ Federal Reserve accounts by 9:15 a.m. Eastern Time, the same posting time as for U.S. Treasury interest and principal payments, even if the issuer had not fully funded its payments. On June 23, 2006, we, along with the eleven other Federal Home Loan Banks and the Office of Finance, entered into the Federal Home Loan Banks P&I Funding and Contingency Plan Agreement to prevent any negative impact from the change in the Federal Reserve Board’s payment schedule. There has been no significant impact to our business as a result of this new Federal Reserve Board requirement.

Our cash and short-term investment portfolio, including federal funds and interest-bearing deposits, totaled $7.7 billion at December 31, 2006 and $5.6 billion at December 31, 2005. The maturities of these short-term investments provide cash flows to support our ongoing liquidity needs.

Capital Resources

The following table presents minimum capital ratios, permanent, and risk-based capital requirement amounts, and various leverage ratios as of December 31, 2006, and December 31, 2005:

Regulatory Capital Requirements

($ amounts in thousands)

	As of December 31,
	2006	2005
Minimum regulatory capital ratio requirement	4.00%	4.00%
Minimum regulatory capital requirement	$1,874,756	$1,923,677
Actual regulatory capital ratio(1)	4.51%	4.88%
Permanent capital(2)	$2,111,466	$2,349,014
Risk-based capital requirement	$522,073	$484,039
Minimum regulatory leverage ratio	5.00%	5.00%
Minimum regulatory leverage capital requirement	$2,343,445	$2,404,596
Actual regulatory leverage ratio	6.76%	7.33%
Actual regulatory leverage capital	$3,167,199	$3,523,520

(1)	The regulatory capital ratio is calculated by dividing Permanent capital by Total Assets.
(2)	Permanent capital is defined as retained earnings, Class B Stock, and Mandatorily redeemable capital stock.

The decreases in the Actual regulatory capital ratio and the Actual regulatory leverage ratio were due to the repurchases of excess stock discussed in the “Capital” section herein.

Mandatorily Redeemable Capital Stock

At December 31, 2006, we had $151.3 million in capital stock subject to mandatory redemption from 14 former members, compared to $43.6 million in capital stock subject to mandatory redemption from 13 former members at December 31, 2005. The following table presents the changes in Mandatorily redeemable capital stock:

Mandatorily Redeemable Capital Stock

($ amounts in thousands)

Balance at December 31, 2005	$43,574
Capital stock reclassified to Mandatorily redeemable capital stock	165,032
*Redemption of Mandatorily redeemable capital stock
Withdrawal — February 21, 2006	(34,737)
Withdrawal — July 13, 2006	(1,177)
Withdrawal — December 5, 2006	(21,484)
Withdrawal — payment of undeclared dividends on notification date	(1,063)

Sub-total	(58,461)
Accrued dividend classified as mandatorily redeemable	1,187

Balance at December 31, 2006	$151,332

*	On the dates indicated, we voluntarily repurchased excess stock held by non-members that acquired the stock from former members through mergers.

In addition to the Mandatorily redeemable capital stock, we had $45.1 million of excess stock subject to redemption requests outstanding from six members at December 31, 2006, and $11.6 million of excess stock subject to redemption requests outstanding from three members at December 31, 2005. Excess stock redemption requests are not subject to reclassification from equity to liability, as the requesting member may revoke its request at any time, without penalty, throughout the five-year waiting period, and the amount ultimately redeemed, if any, is contingent on the member meeting various stock requirements on the redemption date. These requests are not considered substantive in nature, and, therefore, these amounts are not classified as a liability.

The following table shows the amount of all pending capital redemption requests received from members and non-members by year of redemption at December 31, 2006, and 2005 ($ amounts in thousands):

Pending Capital Redemption Requests

Contractual Year of Redemption	2006	2005
2008	$4,643	$10,895
2009	8,748	30,997
2010	3,883	13,303
2011	179,011	—

Total	$196,285	$55,195

We generally will not redeem or repurchase member stock until five years after either the membership is terminated or we receive notice of withdrawal. If we receive a request to redeem excess stock of a member, we are not required to redeem or repurchase excess stock until the expiration of the redemption period of five years. In accordance with our current practice, if capital stock becomes excess stock, we will redeem the excess stock, if requested, after the five-year waiting period. However, we reserve the right to repurchase excess stock from any member, with or without a member request, and, at our discretion, upon 15 days’ notice to the member. The decision to repurchase excess stock prior to the end of the five-year waiting period, with or without a member request, will be determined by our capital planning needs.

Capital Distributions

We may, but are not required to, pay dividends on our stock. Our board has declared dividends in every quarter since the first quarter of 1986. Dividends may be paid in cash or Class B Stock out of known current and previously retained earnings, as authorized by our board, and subject to Finance Board regulations. Dividends on Class B-1 Stock were paid at an annualized rate of 4.75% in 2006 and 4.31% in 2005. Future dividends will be determined based on income earned each quarter, our Retained Earnings Policy, and capital management considerations.

Off-balance Sheet Arrangements

Commitments that legally bind and unconditionally obligate us for additional Advances totaled approximately $18.4 million at December 31, 2006 and $57.2 million at December 31, 2005. Commitments generally are for periods up to 12 months.

A letter of credit is a financing arrangement between us and our member that is executed for a fee. If we are required to make payment for a draw by a letter of credit beneficiary, it is converted into a collateralized Advance to the member. Outstanding letters of credit were approximately $312.3 million at December 31, 2006 and $301.9 million at December 31, 2005.

Commitments that unconditionally obligate us to fund/purchase mortgage loans totaled $10.9 million at December 31, 2006, and $22.6 million at December 31, 2005. Commitments are generally for periods not to exceed 91 days. In accordance with SFAS 149, Amendment of SFAS 133 on Derivative Instruments and Hedging Activities, such commitments entered into after June 30, 2003, were recorded as derivatives at their fair value.

Unused lines of credit totaled $166.6 million at December 31, 2006, and $197.0 million at December 31, 2005.

We only record a liability for COs on our Statement of Condition for the proceeds we receive from the issuance of those COs. In addition, each Federal Home Loan Bank is jointly and severally liable for the payment of all COs of all of the Federal Home Loan Banks. Accordingly, should any Federal Home Loan Bank be unable to repay its participation in the COs, each of the other Federal Home Loan Banks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Board. No Federal Home Loan Bank has had to assume or pay the CO of another Federal Home Loan Bank.

We considered the guidance under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including indirect guarantees of indebtedness of others (“FIN 45”), and determined it was not necessary to recognize the fair value of our joint and several liability for all of the COs. We consider the joint and several liability as a related party guarantee. Related party guarantees meet the scope exceptions in FIN 45. Accordingly, we did not recognize a liability for our joint and several obligations related to COs issued for the benefit of other Federal Home Loan Banks at December 31, 2006 and 2005. The par amounts of the Federal Home Loan Banks’ outstanding COs, including COs held by other Federal Home Loan Banks, were approximately $951.7 billion at December 31, 2006, and $937.5 billion at December 31, 2005.

The financial statements do not include a liability for statutorily mandated payments from the Federal Home Loan Banks to REFCORP for future years. No future liability is recorded because each Federal Home Loan Bank must pay 20% of net earnings (after its AHP obligation) to REFCORP to support the payment of part of the interest on the bonds issued by REFCORP; the Federal Home Loan Banks are unable to estimate their future required payments because the payments are based on future earnings and not estimable under SFAS 5, Accounting for Contingencies. Accordingly, the REFCORP payments are disclosed as a long-term statutory payment requirement and, for accounting purposes, are treated, accrued, and recognized like an income tax.

Contractual Obligations

COs are the joint and several debt obligations of the 12 Federal Home Loan Banks and consist of CO Bonds and Discount Notes. COs represent the primary source of liabilities used to fund Advances, MPP and investments. As noted under “Risk Management,” we use debt with a variety of maturities and option characteristics to manage our duration of equity. We make extensive use of interest rate swap transactions, executed in conjunction with specific CO debt issues, to synthetically reconfigure funding terms and costs.

The following table represents the payments due or expiration terms under the specified Contractual Obligation type. Long-term debt is based on contractual maturities, and does not include interest expense or Discount Notes due to their short-term nature. Actual distribution could be influenced by factors affecting redemptions.

Contractual Obligations

Other Commitments and Contingencies

Payments Due or Expiration Terms by Period

As of December 31, 2006

($ amounts in thousands)

	< 1 year	1 to 3 years	3 to 5 years	> 5 years	Total
Contractual Obligations
Long-term debt	$9,349,405	$10,377,450	$4,067,970	$9,194,650	$32,989,475
Operating leases	175	189	—	—	364
Commitments to fund mortgage loans	10,907	—	—	—	10,907
Mandatorily redeemable capital stock(1)	135	8,391	142,806	—	151,332

Subtotal — total contractual obligations	9,360,622	10,386,030	4,210,776	9,194,650	33,152,078

Other commitments and contingencies
Commitments for additional Advances	18,366	—	—	—	18,366
Standby letters of credit	40,017	92,119	63,667	116,510	312,313
CO bonds traded not settled	—	100,000	—	—	100,000
Unused lines of credit	166,635	—	—	—	166,635

Total commitments and contingencies	225,018	192,119	63,667	116,510	597,314

Total	$9,585,640	$10,578,149	$4,274,443	$9,311,160	$33,749,392

(1)	The amount of Mandatorily redeemable capital stock due in less than one year relates to the estimated accrual or undeclared dividends as of the member’s withdrawal notification date. In accordance with SFAS 150, this undeclared dividend became part of the fair value of the stock and was paid back in cash to the withdrawing member in January 2007.

Critical Accounting Policies and Estimates

Introduction

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities (if applicable), and the reported amounts of income and expenses during the reported periods. Although management believes these judgments, estimates, and assumptions to be reasonable and accurate, actual results may differ and could have a material impact on our stated financial position and results of operation.

We have identified the following four accounting policies that are critical because they require management to make subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

Accounting for Derivatives and Hedging Activities (SFAS 133)

In accordance with SFAS 133, derivative instruments are carried at fair value and included in the Statement of Condition. Any change in the fair value of a derivative is either (i) reflected in current period earnings and included in Net gains (losses) on derivatives and hedging activities, a component of Other income in the Statement of Income or (ii) treated as a component of Accumulated other comprehensive income in the Statement of Capital, regardless of how fair value changes in the assets or liabilities being hedged may be treated.

The accounting framework imposed by SFAS 133 introduces the potential for considerable income volatility. Specifically, a mismatch can exist between the timing of income and expense recognition from assets or liabilities and income effects of derivative instruments positioned to mitigate market risk associated with those assets or liabilities. Therefore, during periods of significant changes in interest rates and due to other market factors, we may experience greater volatility.

Generally, we strive to use derivatives that effectively hedge specific assets or liabilities and qualify for fair value hedge accounting. Fair value hedge accounting allows for offsetting changes in fair value attributable to the hedged risk in the hedged item to also be recorded in the current period through either of two generally acceptable accounting methods:

•

Short-cut method. Certain highly effective hedges that use interest rate swaps as the hedging instrument and that meet certain criteria can qualify for “short-cut” fair value hedge accounting. Short-cut accounting allows for the assumption of no ineffectiveness, which means the fair value change in the hedged item can be assumed to be equal to the fair value change in the derivative, thus resulting in no net impact in either the Statement of Condition or the Statement of Income. Interest rate swaps hedging fixed-rate bullet Advances and certain available-for-sale investments typically qualify for short-cut accounting, and, therefore, this method is utilized. Interest rate swaps hedging CO Bonds typically do not qualify for short-cut accounting. We currently have no interest rate swaps hedging CO Bonds using this method.

•

Long-haul method. For those hedges that do not qualify for short-cut treatment, the fair value change in the hedged item must be measured separately from the derivative, and effectiveness testing must be performed with results within established tolerances. The effectiveness test is performed both at the hedge’s inception and on a quarterly basis thereafter, using regression or statistical analyses. We intentionally match the terms between the derivative and the hedged item. Should effectiveness testing fail and the hedge no longer qualify for hedge accounting in accordance with SFAS 133, the derivative would be adjusted to fair value through current earnings without any offset related to the hedged item.

We have designed our use of derivatives to be effective pursuant to SFAS 133 in offsetting changes in the hedged risk of the designated balance sheet instruments. Accordingly, we are permitted to classify most of our derivative transactions so that they receive either short-cut or long-haul fair value hedge accounting treatment.

Although the majority of our derivatives qualify for fair value hedge accounting, we carry certain derivatives that do not qualify for fair value hedge accounting or other economic hedges for asset/liability management purposes. The changes in the fair value of these derivatives designated as economic hedges are recorded in current period earnings as an increase or decrease to Net gain (loss) on derivatives and hedging activities.

In accordance with Finance Board regulations and policies, we have executed all derivatives to reduce market risk exposure, not for speculation or solely for earnings enhancement. As in past years, all outstanding derivatives hedge specific assets, liabilities, or mandatory delivery contracts under MPP, or are stand-alone derivatives used for asset/liability management purposes.

As noted below under the “Fair Values” portion of Critical Accounting Policies and Estimates, all derivatives are presented in the Statement of Condition at fair value based on estimates of the market price as of the financial statement date.

The use of estimates to determine the derivative’s fair value has a significant impact on current period earnings for all hedges, both those in fair value hedging relationships and those in economic hedging relationships. Although this estimation and valuation process can present earnings volatility during the periods the derivative instrument is held, the estimation and valuation process does not have any net long-term economic effect or result in cash flows if the derivative and the hedged item are held to maturity. Since these fair values fluctuate throughout the hedge period and eventually return to zero (or par value) on the maturity date, the effect of such adjustments is normally only a timing issue.

Accounting for Premiums and Discounts and Other Costs Associated with Originating or Acquiring Mortgage Loans, MBS, and ABS (SFAS 91)

When we purchase mortgage loans under MPP or purchase MBS or ABS, we may not pay the seller the exact amount of the unpaid principal balance. If we pay more than the unpaid principal balance, and purchase the mortgage assets at a premium, the premium reduces the yield we recognize on the assets below the coupon amount. Conversely, if we pay less than the unpaid principal balance and purchase the mortgage assets at a discount, the discount increases the yield above the coupon amount. Similarly, gains and losses associated with terminated fair value hedges are included in the basis of the mortgage loan and amortized accordingly. Losses are accreted along with discounts, while gains are amortized along with premiums to increase or decrease the coupon yield on the mortgage loan.

The amortization/accretion of MPP mortgage loans is recognized in current period earnings as a decrease/increase to mortgage loan income reported as a component of Interest income in the Statement of Income. An offsetting adjustment is made to the asset’s net carrying value and is included in our Statement of Condition under Mortgage loans held for portfolio, net.

The majority of MBS and ABS have been purchased at a discount. The accretion of MBS and ABS discount is recognized in current period earnings as an increase to held-to-maturity securities, members and non-members income reported as a component of interest income in the Statement of Income. An offsetting adjustment is made to the asset’s net carrying value and is included in held-to-maturity securities in the Statement of Condition.

In accordance with SFAS 91, we defer and amortize/accrete premiums/discounts and gains/losses into Interest income over the estimated life of the assets using the level-yield method. To arrive at this recognition:

•

Individual mortgages are purchased with a premium or discount under MPP according to the executed mandatory delivery contract. These individual mortgage instruments are then aggregated into multiple portfolios, called pools, according to common characteristics such as coupon interest rate, final original maturity (typically 15 years and 30 years), calendar quarter and year purchased, and the type of mortgage (e.g., conventional or FHA); gains/losses associated with terminated fair value hedges are aggregated similarly to the MPP mortgages.

•	Premiums and discounts paid on each MBS or ABS are analyzed as a separate pool.

•	The prepayment speeds of each pool of mortgage assets (both MPP and MBS or ABS) are estimated and used to project all cash flows, including interest and return of principal.

•	The internal rate of return (level-yield) is calculated, after factoring in actual and estimated future prepayments, and applied to the amount of original premium/discount at acquisition date.

•

A cumulative current period adjustment is made to adjust retrospectively the accumulated premium/discount for the pool to the amount required as if the new prepayment estimates had been known since the original acquisition date of the mortgage assets.

The estimated prepayment projections, therefore, have a material impact on the calculation of the amortization of certain premiums and discounts. The periodic retrospective adjustments, in an uncertain interest rate market, can be the source of considerable income volatility in the MPP and MBS/ABS portfolios.

In determining prepayment speeds for mortgage assets, projected prepayment speeds are based on monthly implied forward interest rates. We use implied forward interest rates because they are the market’s consensus of future interest rates; they are the default set of interest rates used to price and value financial instruments; and

they are the interest rates that can be hedged with various instruments. We use a nationally-recognized prepayment model to determine prepayment speeds.

Provision for Credit Losses

Advances. Based on the collateral held as security for Advances, management’s credit analyses, and prior repayment history, no allowance for losses on Advances is deemed necessary by management. We are required by Finance Board regulation to obtain sufficient collateral on Advances to protect against losses and to accept only certain collateral on Advances, such as residential mortgage loans, United States government or government agency securities, ORERC, and deposits.

At December 31, 2006, and 2005, we had rights to collateral, either loans or securities, on a member-by-member basis, with an estimated fair value in excess of outstanding Advances. Management believes that policies and procedures are in place to effectively manage our credit risk.

Mortgage Loans Acquired under MPP. We acquire both FHA and conventional fixed-rate mortgage loans under MPP. FHA loans are government-guaranteed and, consequently, we have determined that no allowance for losses is deemed necessary for such loans. Conventional loans, in addition to having the related real estate as collateral, are also credit-enhanced by primary mortgage insurance (if applicable), the member’s LRA, and SMI prior to our having a credit loss obligation. As a result of the homeowner’s equity, primary mortgage insurance (if applicable), member’s LRA, and the SMI, any potential loss to us generally would not occur unless the overall loss exceeded at least 50% of the home’s original value.

Our loan loss reserve policy is based on management’s estimate of probable credit losses inherent in the mortgage loan portfolio as of the balance sheet date. We have developed a systematic approach for reviewing the adequacy of the allowance for credit losses. A review using this methodology is performed on a quarterly basis, which includes the following:

•

Conventional loans purchased under the MPP are segregated into “pools” for review and analysis. Each pool is comprised of groups of loans consisting of smaller-balance homogeneous loans that are evaluated collectively for impairment.

•	The overall loan portfolio is evaluated based on the current performance of the underlying mortgage loan pools including the use of vintage analysis to track delinquencies.

•	Mortgage loan delinquencies are monitored from origination through the various stages of each pool’s life cycle.

•	Historical loss rates for each pool are reviewed over a designated time period, adjusted for changes in economic conditions and internal trends.

•	The general loss percentage is applied to the outstanding mortgage loan portfolio to determine if a reserve is required to cover expected future losses.

•	The value of any insurance programs or policies or other credit enhancement replacements on any properties included in each pool is determined.

•

The necessary reserve is established for loans deemed to pose a risk of loss after taking into consideration the estimated liquidation value of the real estate collateral held and the amount of the other credit enhancements, including the LRA and SMI.

If we had losses in excess of the estimated liquidation value of collateral held, LRA, and SMI, these would be recognized credit losses for financial reporting purposes. Since the inception of MPP, we have not experienced any losses on the MPP portfolio, and no material losses are considered probable at this time.

The allowance for credit losses on mortgage loans acquired under MPP was $0 as of December 31, 2006 and 2005.

Fair Value Estimates

Certain assets and liabilities, including investments classified as available-for-sale and trading securities held at fair value, and all derivatives, are presented in the Statement of Condition at fair value. In accordance with GAAP, the fair value of an asset or liability is the amount at which that asset could be bought or sold or the amount at which that liability could be incurred or settled in a current transaction between willing parties, other than in liquidation. Fair values play an important role in the valuation of certain of our assets, liabilities, and derivative transactions. In certain instances, management also estimates the fair value of collateral that borrowers pledge against Advances to assume that collateral is sufficient to meet regulatory requirements and to protect against a loss.

Generally, fair values are based on available market information, our internal valuation models, and a pricing model validation process which follows the Finance Board’s guidelines. Pricing models and their underlying assumptions are based on management’s best estimates for discount rates, prepayments, market volatility, and other factors. These assumptions may have a significant effect on the reported fair values of assets and liabilities, including derivatives, and the related income and expense. There are inherent limitations in any estimation technique or valuation process. The use of different assumptions as well as changes in market conditions could significantly affect our financial position, and the fair values may not represent the actual values of the financial instruments that could have been realized as of year end or that will be realized in the future. These assumptions and their effect on reported operating results are discussed in further detail above under “Accounting for Derivatives and Hedging Activities.”

Recent Accounting and Regulatory Developments

Accounting Developments

SFAS 155. On February 16, 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (“SFAS 155”), which resolves issues addressed in Statement 133 Derivative Implementation Group (“DIG”) Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets (“DIG Issue D1”). SFAS 155 amends SFAS 133 to simplify the accounting for certain derivatives embedded in other financial instruments (a hybrid financial instrument) by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise required bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in DIG Issue D1. SFAS 155 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a replacement of FASB Statement 125 (“SFAS 140”) to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006 (January 1, 2007 for the Bank), with earlier adoption allowed. We do not expect that the implementation of SFAS 155 will have a material impact on our results of operations or financial condition.

SAB 108. On September 13, 2006, the SEC issued SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement restatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, which includes reversing the effect of prior year misstatements. The sole use of the roll-over method can lead to the accumulation of misstatements in the balance sheet. The iron curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on reversing effects of prior year errors on the income statement.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the misstatements of each of the Bank’s financial statements and related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.

SAB 108 permits the Bank to initially apply its provisions by (i) restating prior financial statements as if the dual approach had always been used or (ii) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006, with an offsetting adjustment recorded to the opening balance of retained earnings. It should be noted that misstatements solely related to the 2006 calendar year would not be included in the transition cumulative adjustment. Use of the “cumulative effect” transition method requires a detailed disclosure of the nature and amount of each individual error (regardless of materiality) being corrected through the cumulative adjustment and how and when it arose.

We did not have any uncorrected misstatements at January 1, 2006; therefore, we have not yet been required to apply the provisions of SAB 108.

SFAS 157. On September 18, 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). In defining fair value, SFAS 157 retains the exchange price notion in earlier definitions of fair value. However, the definition focuses on the price that would be received to sell an asset or paid to transfer a liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 applies whenever other accounting pronouncements require or permit fair value measurements. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 also establishes a fair value hierarchy that prioritizes the information used to develop assumptions used to determine the exit price. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Bank), and interim periods within those fiscal years, with early adoption permitted provided the entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. We have not yet determined the impact, if any, that the implementation of SFAS 157 will have on our results of operations or financial condition.

SFAS 158. On September 29, 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires that an employer that is a business entity and sponsors one or more single-employer defined benefit plans to:

a)	Recognize the funded status of a benefit plan — measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation — in its statement of financial position. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation.

b)	Recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87, Employers’ Accounting for Pensions, or No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation remaining from the initial application of Statements 87 and 106, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition provisions of those Statements.

c)	Measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions).

d)	Disclose in the notes to the financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.

Our adoption of SFAS 158 as of December 31, 2006, did not have a material impact on our results of operations or financial condition. See Note 14 of our Financial Statements.

SFAS 159. On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Bank), with early adoption permitted. Although we have not yet determined the effect that the implementation of SFAS 159 will have on our results of operations or financial condition, we believe that implementation could have a material impact on our results of operations and financial condition.

DIG Issue B40. On December 20, 2006, the FASB issued DIG No. B40, Application of Paragraph 13(b) to Securitized Interest in Prepayable Financial Assets (“DIG Issue B40”). DIG Issue B40 clarifies when a securitized interest in prepayable financial assets is subject to the conditions in paragraph 13(b) of SFAS 133. DIG Issue B40 becomes effective upon initial adoption of SFAS 155 (January 1, 2007 for the Bank). We do not expect DIG Issue B40 to have a material impact on our results of operations or financial condition.

FSP FIN 39-a. Amendment of FASB Interpretation No. 39. This proposed FASB staff position (“FSP”) addresses the type of contracts that may be subject to the exception in paragraph 10 of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts (“FIN 39”), and whether the receivable or payable recognized upon payment or receipt of cash collateral in a master netting arrangement may be offset against fair value amounts recognized for derivative instruments that have been offset in the same master netting arrangement in accordance with paragraph 10 of FIN 39. We do not expect this proposed FSP to have a material impact on our results of operations or financial condition.

Regulatory Developments

Proposed Changes in GSE Regulation

Since mid-2003, the housing-related GSEs, including the Federal Home Loan Banks, have come under increased scrutiny by Congress because of accounting and financial issues raised by certain regulatory agencies. Consequently, numerous legislative proposals have been introduced in Congress for the purpose of enhancing regulatory oversight. Some of the proposals have included capping the size of Fannie Mae’s and Freddie Mac’s mortgage portfolios, creation of a new affordable housing fund from Fannie Mae’s and Freddie Mac’s profits, and the combination of the Office of Federal Housing Enterprise Oversight, which regulates Fannie Mae and Freddie Mac, and the Finance Board into a new regulatory agency. The U. S. House of Representatives passed a bill containing these provisions in October 2005. However, the bill expired without action by the U.S. Senate and new competing bills are being considered in both the House and the Senate. It is impossible to predict what, if any, provisions relating to the Finance Board and the Federal Home Loan Banks will be included in any legislation that might be approved by Congress, and whether any such change in regulatory structure will be signed into law. Any changes made by Congress to the housing-related GSEs’ regulatory structure may also impact the structure and operation of the Office of Finance. These changes could have a material adverse effect on future earnings, shareholder returns, and the ability to fulfill our mission.

Predatory Lending Laws

Various states and municipalities have passed laws regulating the making of certain mortgage loans generally considered high cost for the community. Assignee liability, including civil or criminal liability, may pass from the originator of the loan to our Bank. These laws may adversely affect our ability to take collateral to support an Advance. With respect to MPP purchases, some loans may no longer be eligible for purchase, or we may be required to provide additional risk-based capital to support certain MPP loans purchased. The Finance Board has advised all of the Federal Home Loan Banks that they must have policies and procedures in place with respect to buying MPP loans or taking loans as collateral that might violate predatory lending laws or have other characteristics that might be deemed to be predatory in nature, even if not expressly forbidden by law. In November 2005, our board adopted policies for both Advances collateral and the MPP that prohibit the pledge or sale of such loans by our members to us. After additional discussions with the Finance Board, the board adopted a revised policy in June 2006.

Proposed Excess Stock Limitations and Retained Earnings Requirements

In March 2006, the Finance Board issued a proposed rule with respect to the Federal Home Loan Banks’ retained earnings policies and their ability to hold excess capital stock. The proposed rule included a specific formula for calculating retained earnings, a limitation on the amount of excess stock that may be held and restrictions on the payment of dividends if a Bank does not meet the minimum retained earnings requirement in any quarter. A significant portion of the proposed rule was withdrawn in December 2006 and the Finance Board adopted only that portion of the proposed rule that prohibited the Federal Home Loan Banks from issuing new excess stock if the amount of excess stock outstanding exceeds one percent of the Bank’s Total Assets. This means that Federal Home Loan Banks that exceed the one percent limit may not pay dividends in stock. Further, the new rule provides that the Federal Home Loan Banks may pay dividends only from known current income and retained earnings. The Finance Board has said that they will consider issuing a new proposed rule sometime in 2007 or early next year with respect to retained earnings and other capital stock requirements.

Regulation on Appointment of Public Interest Directors

On March 27, 2007, the Finance Board adopted a final rule establishing procedures for the selection of appointed directors to the boards of the Federal Home Loan Banks. Under this rule, the Federal Home Loan Banks are responsible for identifying potential directors, conducting a preliminary assessment of their eligibility and qualifications, and sending at least one and up to two nominees for each vacant position to the Finance Board for its consideration. The nominations must be accompanied by a completed eligibility form, which demonstrates the qualifications of each nominee to serve on the board of a Federal Home Loan Bank. The Finance Board will review each nomination and decide whether to appoint directors from the submitted list of nominees. If the Finance Board declines to appoint any of the nominees, it may require the Federal Home Loan Bank to submit additional nominees for consideration. As of March 27, 2007, we had four vacant appointed director positions that are subject to being filled based upon this procedure. Although we are required to submit nominations for these vacant positions on or before March 31, 2007, (subject to a request for an extension) we cannot predict if or when the Finance Board will complete the appointment of directors to these vacant positions.

U.S. Department of the Treasury to Review GSE Debt Issuance Approval Process

The U.S. Department of the Treasury has announced that it will review its process for approving the GSEs’ debt issuance. This review is being undertaken in order to ensure that, in light of current circumstances, the Treasury Department continues to act as an appropriate custodian of the powers Congress granted to it when the GSE charters were created. Under their charters, GSEs are permitted to issue debt only upon the approval of the Secretary of the Treasury. Although the approval process has changed in the past from time to time, approvals have been routinely and cooperatively granted. As a result of this review, the approval process could change again, which could affect the amount, timing, structures and interest costs of the Federal Home Loan Bank

System’s COs and which, in turn, could affect our ability to continue to achieve our mission and corporate objectives. At this time, we cannot predict what effects, if any, will result from actions taken as a result of the Treasury’s review of its GSE debt approval process.

Risk Management

We have the potential for exposure to a number of risks in pursuing our business objectives. One primary risk, market risk, is discussed in detail below under “Quantitative and Qualitative Disclosures about Market Risk.” Other critical risks may be broadly classified as credit, liquidity, operational, and business. We have established policies and practices to evaluate and actively manage these risk positions. Proper identification, assessment, and management of risks, complemented by adequate internal controls, are critical components in our strategy to serve our members, protect our bondholders, compete in the financial services industry, and prosper over the long-term.

Active risk management is an integral part of our operations. Our goal is not to eliminate risk, which is an inherent part of our business activities, but to manage risk by setting appropriate limits and developing internal processes to ensure an appropriate risk profile. The Finance Board establishes certain risk-related compliance requirements. In addition, our board of directors establishes compliance requirements that allow us to operate within an agreed-upon risk profile. This is specified through our RMP, which serves as the key policy to address our exposures to market, credit, liquidity, business, and operational risks.

Effective risk management programs include not only conformance to specific risk management practices through RMP requirements but also strong board involvement. Our board has established a finance committee that provides focus and direction for our risk management process. Further, pursuant to the RMP, we have established internal management committees to focus on risk management. The Financial Policy Committee consists of senior managers who routinely review and evaluate our risk positions. A Market Risk Committee meets monthly to review detailed analytical market risk reports and compliance information and develop appropriate funding and hedging strategies related to risk taking. A Credit Risk Committee develops policies and guidelines regarding the management of our exposure to credit risk within our various portfolios.

During 2006, an Enterprise Risk Management Committee was formed to review our policies, practices, and risk positions to ensure consistent risk and compliance positions across all departments, and an Operations Risk Committee was formed to identify, measure and review the controls against significant Bank-wide operating risks.

The ability to estimate potential adverse changes in our market value of equity (the difference between the estimated market value of assets and liabilities) that could arise from changes in market conditions is a key element of managing interest rate risk. Significant resources are devoted to assure that risk-taking activities are limited to levels that are consistent with board-approved policy.

Our risk assessment process is designed to identify and evaluate all material risks, including both quantitative and qualitative aspects, which could adversely affect our financial performance objectives and compliance requirements. This process provides a structured and disciplined approach that aligns strategy, processes, people, technology, and knowledge for the purpose of identifying, evaluating, and managing the risks we face as we pursue our mission.

In order to further improve our strong risk management structure, we formed an Enterprise Risk Management division in February 2006 to provide a formal process for the review and evaluation of Bank-wide risk and risk-related issues. Business unit managers play a significant role in this process, as they are best positioned to understand and report on the risks inherent in the internal control structure surrounding their respective operations. Assessments identify the inherent risks within each of the key processes, the controls and strategies in place to manage those risks, the primary weaknesses, and the actions that should be undertaken to address identified weaknesses. The results of these assessments are summarized in an annual risk assessment report, which is reviewed by senior management and the board.

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

Based on the current exposure, management does not anticipate any material credit loss on Advances, investments, mortgage loans, or derivatives due to our careful application of underwriting, collateralization standards, and counterparty limits, as described below.

Advances. We have never experienced a credit loss on an Advance to a member in nearly 75 years of existence. We manage our exposure to credit risk on Advances through a combined approach that provides ongoing review of the financial condition of our borrowers coupled with a conservative collateral policy. Protection is provided via thorough underwriting and collateralization before Advances are issued. Quarterly or annual credit analyses are performed on existing borrowers, with the frequency depending primarily on the financial condition of the borrower and/or the amount of our credit products outstanding.

All credit products extended to a member must be fully collateralized by the member’s pledge of eligible assets. Each borrowing member and its affiliates that hold collateral are required to grant us a security interest in such collateral. All such security interests held by us are afforded priority under the Competitive Equality Banking Act over the claims of any party, including any receiver, conservator, trustee, or similar party having rights as a lien creditor, except for claims held by actual bona fide purchasers for value or by parties that are secured by actual perfected security interests, provided that such claims would otherwise be entitled to priority under applicable law. In addition, our claims against our insured depository institution members are given certain preferences pursuant to the receivership provisions of the Federal Deposit Insurance Act. Based on these factors, we do not typically require our borrowing members to deliver collateral, other than securities collateral. Further, we file UCC-1 financing statements against all borrowing members and any affiliate that pledges collateral, except when we perfect our security interest by taking physical possession. This gives us a perfected security interest with priority over all creditors unless a secured creditor perfects their interest by taking possession of our collateral without notice of our lien.

We take collateral on a blanket, specific listing, or delivery basis depending on the credit quality of the borrower. Acceptable collateral includes certain investment securities, one-to-four family mortgages, deposits, and certain ORERC assets. We are gradually implementing acceptance of newer collateral types as specified by the GLB Act. Typically, Advances must be over-collateralized based on the type of collateral, with requirements ranging from 100% for deposits (cash) to 145% for residential mortgages held under blanket lien status. Less traditional types of collateral such as home equity loans and commercial real estate loans have coverage ratios up to 200%. Due to the security provided by collateral, management does not believe that loan loss reserves need to be held against Advances.

Credit risk can be magnified if the lender concentrates its portfolio in a few borrowers. Because of our limited territory, Indiana and Michigan, and because of continuing consolidation among the financial institutions that comprise the members of the 12 Federal Home Loan Banks, we have only a limited pool of large borrowers. At December 31, 2006, our top two borrowers held 47.4% of total Advances outstanding, at par. Because of this concentration in Advances, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we analyze the implications to our financial management and profitability if we were to lose the business of one or more of these customers.

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

Investments. We are also exposed to credit risk through our investment portfolios. The RMP restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The short-term investment portfolio represents unsecured credit. Therefore, counterparty ratings, performance, and capital adequacy are monitored on a daily basis in an effort to mitigate unsecured credit risk on the short-term investments. Our long-term investments consist of residential MBS, commercial MBS, and ABS. We primarily hold AAA-rated (private-issue and GSE-issued) collateralized mortgage obligations and pass-throughs. All of our MBS and ABS are rated AAA by S&P, Moody’s or Fitch, except for one ABS bond with a book value of $30.4 million that was downgraded to AA on April 3, 2006.

Certain limitations govern exposure to investments with our unsecured counterparties. For example, to be eligible for short-term investments, counterparties must be (1) FDIC-insured or be a U.S. office of a foreign bank, (2) meet specific capital requirements, and (3) have a long-term S&P rating of BBB or better. Other policy restrictions include the permissible length of maturity terms assigned by rating levels and special limits set for the aggregate amount of investment in counterparties within the same affiliated group. Each broker-dealer we use also must be analyzed and meet certain policy requirements.

MPP. We are exposed to credit risk on loans purchased from members through the MPP. In the MPP, we establish an LRA for each conventional pool of loans purchased that is funded over time from the monthly interest payments on the mortgages in that pool, and is recorded as an increase to Other liabilities in the Statement of Condition.

These funds are available to cover losses in excess of the borrower’s equity and primary mortgage insurance, if any, on the loans we have purchased.

The Bank’s outstanding loans, non-accrual loans, and loans 90 days or more past due and accruing interest as of and for the five years ended December 31, 2006, are as follows:

Loan Portfolio Analysis

($ amounts in thousands)

	As of and for the Year Ended December 31,
	2006	2005	2004	2003	2002
Advances, current	$22,282,257	$25,813,862	$25,231,074	$28,924,713	$28,943,725
Real estate mortgages	10,020,670	9,540,145	7,761,767	7,433,231	5,410,341
Non-accrual loan participations(1)	1	2	3	3	8
Real estate mortgages past due 90 days or more and still accruing interest(2)	48,842	56,322	46,747	39,034	10,572
Interest contractually due during the year	516,793	452,753	383,572	357,601	182,432
Interest actually received during the year	516,793	452,753	383,572	357,601	182,432

Shortfall(2)	$—	$—	$—	$—	$—

(1)	Non-accrual loans include our residual participation in conventional loans not part of the MPP.
(2)	Interest on MPP is advanced by the servicer based upon scheduled principal and interest payments and therefore will not reflect the actual shortfall associated with non-accruing loans because, under this arrangement, our servicers remit payments to us as scheduled whether or not payment is received from the borrower. Although we began offering an actual/actual remittance option on June 1, 2006, it has not yet had an effect on the shortfall. Under actual/actual servicing agreements, the servicers remit payments only as they are received from the borrowers. The monthly delinquency information reported as of quarter end is provided by the servicer through the master servicer one month after the actual mortgage loan balance activity.

An analysis of real estate mortgages past due 90 days or more and still accruing interest and the percentage of those loans to the total real estate mortgages outstanding as of December 31, 2006, December 31, 2005, and December 31, 2004 are:

Real Estate Mortgages Past Due 90 Days or More

($ amounts in thousands)

	December 31,
	2006	2005	2004
Total Conventional mortgage loan delinquencies, at par	$19,386	$22,461	$16,694
Total Conventional mortgage loans outstanding, at par	$9,063,259	$8,535,345	$6,793,866
Percentage of delinquent conventional loans	0.21%	0.26%	0.25%

Total FHA mortgage loan delinquencies, at par	$29,456	$33,861	$30,053
Total FHA mortgage loans outstanding, at par	$922,261	$952,399	$911,551
Percentage of delinquent mortgage loans	3.19%	3.56%	3.30%

Total mortgage loan delinquencies, at par	$48,842	$56,322	$46,747
Total mortgage loans outstanding, at par	$9,985,520	$9,487,744	$7,705,417
Percentage of delinquent mortgage loans	0.49%	0.59%	0.61%

The 90-day delinquency ratio for conventional mortgages decreased from 0.26% to 0.21% from 2005 to 2006. Because delinquency ratios tend to be affected by the age of the loans and the economic environment, this reflects the high quality of the loans being sold to us by our members and, to a lesser extent, portfolio growth and the decrease in delinquent loans outstanding that resulted from Hurricane Katrina. The 90-day delinquency ratio increased from 0.25% to 0.26% from 2004 to 2005, primarily due to delinquent loans resulting from Hurricane Katrina.

For government-insured mortgages, the delinquency rate is generally higher than for the conventional mortgages held in our portfolio. We rely on government insurance, which generally provides a 100% guarantee, as well as quality control processes, to maintain the credit quality of this portfolio.

Although we have had no loan charge-offs in 2006, our policy is to charge-off a loan against our loan loss reserve when, after foreclosure, the liquidation value of the real estate collateral plus credit enhancements does not cover our mortgage loan balance outstanding, or when an estimated or known loss exists. A loss contingency will be recorded when, in management’s judgment, it is probable that impairment has occurred and the amount of loss can be reasonably estimated. Probable impairment is defined as the point at which we estimate, using current information and events, that we will be unable to collect all principal and interest contractually due.

There was no allowance for credit losses on real estate mortgage loans at December 31, 2006 and 2005.

In addition to the LRAs, we have credit protection from loss on each loan, where eligible, through SMI, which provides sufficient insurance to cover credit losses to approximately 50% of the property’s original value

(subject, in certain cases, to an aggregate stop-loss provision in the SMI policy). We will absorb losses beyond that level. Taken together, the LRA and the SMI provide credit enhancement on the pools of loans we purchase. Credit enhancements as of and for the years ended December 31, 2006, 2005, and 2004, are presented below:

Credit Enhancements

($ amounts in thousands)

	For the Year Ended December 31,
	2006	2005	2004
Average conventional MPP loans outstanding	$8,833,926	$7,834,313	$6,455,668
LRA contributions	6,467	6,163	4,661
SMI premiums	7,598	6,792	5,233

Total Credit Enhancements	$14,065	$12,955	$9,894

Credit enhancements as a % of average conventional MPP loans outstanding	0.16%	0.17%	0.15%

The allowance for credit losses on real estate mortgage loans as of and for the five years ended December 31, 2006, is as follows:

Allowance for Credit Losses

As of and for the Year Ended December 31,

($ amounts in thousands)

	2006	2005	2004	2003	2002
Balance at the beginning of period	$0	$0	$574	$265	$6
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—

Net (charge-offs) recoveries	—	—	—	—	—
Provisions for credit losses	—	—	(574)	309	259

Balance at end of period	$0	$0	$0	$574	$265

The balances in the Allowance for Credit Losses reflect the loss expectations for the MPP loans for the years presented. As we gained experience with the MPP, we re-evaluated the need for a loss reserve on this portfolio. During 2004, the reserve was reversed. We do not currently expect material losses on this portfolio.

The following tables present credit ratings by investment activity as of December 31, 2006, and December 31, 2005.

Credit Ratings by Investment Activity

As of December 31, 2006

($ amounts in thousands, at carrying value)

	Highest Rating Level	Second Highest Rating level	Third Highest Rating Level	Fourth Highest Rating Level	Total
State or local housing agency obligations	$8,070	$—	$—	$—	$8,070
MBS and ABS	6,505,915	30,407	—	—	6,536,322
Interest-bearing deposits	—	284,081	110,000	—	394,081
Federal funds sold	—	4,883,000	2,346,000	95,000	7,324,000

Total investments	$6,513,985	$5,197,488	$2,456,000	$95,000	$14,262,473

Percentage of total	45.7%	36.4%	17.2%	0.7%	100.0%

Credit Ratings by Investment Activity

As of December 31, 2005

($ amounts in thousands, at carrying value)

	Highest Rating Level	Second Highest Rating level	Third Highest Rating Level	Fourth Highest Rating Level	Total
State or local housing agency obligations	$13,585	$—	$—	$—	$13,585
MBS and ABS	6,849,679	—	—	—	6,849,679
Interest-bearing deposits	—	645,312	269,000	—	914,312
Federal funds sold	—	3,631,500	978,500	45,000	4,655,000

Total investments	$6,863,264	$4,276,812	$1,247,500	$45,000	$12,432,576

Percentage of total	55.2%	34.4%	10.0%	0.4%	100.0%

Applicable rating levels are determined using the lowest relevant long-term rating from Fitch, Moody’s, and S&P ratings agencies. The highest S&P rating level is AAA, the second highest is AA, the third highest is A, and the fourth highest is BBB. In addition, rating modifiers are ignored when determining the applicable rating level for a given counterparty.

Loans in the MPP are dispersed geographically, as shown in the following table:

Geographic Concentration of MPP Loans(1)(2)

	As of December 31,
	2006	2005
Midwest	31.4%	30.6%
Northeast	11.7%	11.6%
Southeast	21.3%	21.4%
Southwest	22.3%	22.9%
West	13.3%	13.5%

Total	100.0%	100.0%

(1)	Percentages calculated based on the unpaid principal balance at the end of each period.
(2)	Midwest includes IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI.

Northeast includes CT, DE, MA, ME, NH, NJ, NY, PA, RI, and VT.

Southeast includes AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV.

Southwest includes AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT.

West includes AK, CA, HI, ID, MT, NV, OR, WA, and WY.

The MPP mortgage loans held for portfolio are currently dispersed across all fifty states and the District of Columbia. No single zip code represented more than 1% of MPP loans outstanding at December 31, 2006, or December 31, 2005. It is likely that the concentration of MPP loans in our district states of Indiana and Michigan will increase in the future due to the loss of our three largest sellers. Those three sellers were our greatest sources of nationwide mortgages. The median size of an outstanding MPP loan was approximately $139,000 and $135,000 at December 31, 2006, and December 31, 2005, respectively.

As described above, we perform periodic reviews of our portfolio to identify the losses expected in the portfolio and to determine the likelihood of collection of loans in the portfolio. As a result of these reviews, we have projected that each member’s LRA balance and the mortgage insurance coverage exceeds the expected losses in the portfolio. Should we have losses in excess of the collateral held, LRA and SMI, these would be recognized credit losses for financial reporting purposes. Since the inception of MPP, we have not experienced any losses in the MPP portfolio, and no material losses are considered probable at this time.

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

Derivatives. The primary risk posed by derivative transactions is credit risk, i.e., the risk that a counterparty will fail to meet its contractual obligations on a transaction, forcing us to replace the derivative at market prices. The notional amount of interest rate exchange agreements does not measure our true credit risk exposure. Rather, when the net fair value of our interest rate exchange agreements with a counterparty is positive, this generally indicates that the counterparty owes us. When the net fair value of the interest rate exchange agreements is negative, we owe the counterparty, and, therefore, we have no credit risk. If a counterparty fails to perform, credit risk is approximately equal to the fair value gain, if any, on the interest rate exchange agreement.

We maintain a policy of requiring that interest rate exchange agreements be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. Our current counterparties governed by these agreements include large banks and other financial institutions with a significant presence in the derivatives market that are rated A- or better by S&P and A3 or better by Moody’s. These agreements provide for netting of amounts due to us and amounts due to counterparties, thereby reducing credit exposure. Other counterparties include broker dealers used to transact forward contracts relating to TBA mortgage hedges. All counterparties are subject to credit review procedures in accordance with our RMP.

We manage this risk by executing derivative transactions with experienced counterparties of high credit quality, diversifying our derivatives across many counterparties, and executing transactions under master agreements that require counterparties to post collateral if we are exposed to a potential credit loss on the related derivatives exceeding an agreed-upon threshold. Our board, through the RMP, establishes maximum net unsecured credit exposure amounts per ISDA counterparty. Once the counterparty exceeds the maximum amount, the counterparty must provide collateral for additional exposures over the threshold. These thresholds are based upon the counterparty’s current credit rating, with more stringent requirements applied to lower-rated entities. We have never experienced a loss on a derivative due to credit default by a counterparty.

Most counterparty agreements are executed with lower thresholds than required under the RMP. The amount of collateral generally must equal the excess of the exposure over the unsecured credit exposure threshold amount. Eligible types of collateral are determined in each counterparty agreement. Acceptable collateral types include liquid instruments, such as cash, Treasury securities, and certain agency securities.

We regularly monitor the exposure of our derivative transactions by determining the market value of positions using internal pricing models. The market values generated by a pricing model are compared to dealer model results on a monthly basis to ensure that our pricing model is calibrated to actual market pricing methodologies used by the dealers. Collateral transfers required due to changes in market values are conducted on at least a monthly basis. The following tables summarize key information on derivative counterparties. They provide information on a settlement date basis as of December 31, 2006, and 2005, respectively.

Derivative Agreements

Counterparty Ratings

At December 31, 2006

($ amounts in thousands)

S&P Rating	Number of Counterparties	Notional Principal	Percentage of Notional Principal	Credit Exposure Before Collateral	Credit Exposure Net of Collateral
AAA	3	$2,307,050	7.2%	$2,421	$2,421
AA	17	23,348,711	72.6%	89,436	35,073
A	5	6,195,350	19.2%	6,775	1,041

Total	25	31,851,111	99.0%	98,632	38,535
Others(1)	7	307,922	1.0%	850	850

Total derivative notional	32	$32,159,033	100.0%	$99,482	$39,385

Derivative Agreements

Counterparty Ratings

At December 31, 2005

($ amounts in thousands)

S&P Rating	Number of Counterparties	Notional Principal	Percentage of Notional Principal	Credit Exposure Before Collateral	Credit Exposure Net of Collateral
AAA	2	$1,623,550	4.5%	$—	$—
AA	17	22,066,389	61.3%	79,961	15,865
A	7	11,620,550	32.3%	17,097	5,703

Total	26	35,310,489	98.1%	97,058	21,568
Others(1)	7	678,887	1.9%	26	—

Total derivative notional	33	$35,989,376	100.0%	$97,084	$21,568

(1)	Includes the total notional and fair value exposure related to delivery commitments. The fair value exposure related to these commitments is offset by pair-off fees from our members.

Liquidity Risk Management

The primary objectives of liquidity risk management are to maintain the ability to meet obligations as they come due and to meet the credit needs of our member borrowers in a timely and cost-efficient manner. We routinely monitor the sources of cash available to meet liquidity needs and use various tests and guidelines to control risk.

Daily projections of liquidity requirements are calculated to help us maintain adequate funding for our operations. Operational liquidity levels are determined assuming sources of cash from both the FHLB System’s ongoing access to the capital markets and our holding of liquid assets to meet operational requirements in the normal course of business. Contingent liquidity levels are determined based upon the assumption of an inability to readily access the consolidated debt market for a period of five business days. These analyses include projections of cash flows and funding needs, targeted funding terms, and various funding alternatives for achieving those terms. A contingency plan allows us to maintain sufficient liquidity in the event of operational disruptions at our Bank, at the Office of Finance, or in the capital markets.

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

Business Risk Management

Business risk is the risk of an adverse impact on profitability resulting from external factors that may occur in both the short and long-term. Business risk includes political, strategic, reputation and/or regulatory events that are beyond our control. Our board and management seek to mitigate these risks through long-term strategic planning, and by continually monitoring general economic conditions and the external environment.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets and liabilities that, together with their associated hedges, limits our expected interest rate sensitivity. Derivative financial instruments, primarily interest rate exchange agreements, are frequently employed to hedge the interest rate risk and embedded option risk on member Advances, structured debt, and structured agency bonds held as investments.

We have significant investments in MPP loans, MBS, and ABS. The prepayment options embedded in mortgages can result in extensions or contractions in the expected weighted average life of these investments, depending on changes in interest rates. We primarily manage the interest rate and prepayment risk associated with mortgages through debt issuance, which includes both callable and non-callable debt, to achieve cash-flow patterns and liability durations similar to those expected on the mortgage loans. Due to the use of call options and lockouts, and by selecting appropriate maturity sectors, callable debt provides an element of protection for the prepayment risk in the mortgage portfolios. The duration of callable debt, like that of a mortgage, shortens when interest rates decrease and lengthens when interest rates increase.

The prepayment option on an Advance can create interest rate risk. If a member prepays an Advance, we could suffer lower future income if the principal portion of the prepaid Advance were reinvested in lower yielding assets that continue to be funded by higher cost debt. To protect against this risk, a prepayment fee is charged that makes us financially indifferent to a borrower’s decision to prepay an Advance, thereby creating minimal market risk. See the Notes to Financial Statements for more information on prepayment fees and their impact on our financial results.

Significant resources, both in analytical computer models and an experienced professional staff, are devoted to assuring that the level of interest rate risk in the balance sheet is accurately measured, thus allowing us to monitor the risk against policy and regulatory limits. We use an asset and liability system to calculate market values under alternative interest rate scenarios. The system analyzes our financial instruments, including derivatives, using broadly accepted algorithms with consistent and appropriate behavioral assumptions, market prices, and current position data. On at least an annual basis, we review the major assumptions and methodologies used in the model, including discounting curves, spreads for discounting, and prepayment assumptions.

Measuring Market Risks

We utilize multiple risk measurement methodologies to calculate potential market exposure that include measuring duration, duration gaps, convexity, value at risk, market risk metric (one-month VAR), and changes in market value of equity. Periodically, stress tests are conducted to measure and analyze the effects that extreme movements in the level of interest rates and the slope of the yield curve would have on our risk position.

Types of Key Market Risks

Market risk can occur due to various factors, such as:

•	LIBOR Curve — represents changes (parallel and non-parallel) to the LIBOR curve.

•

Basis between LIBOR and CO — represents the relative change in interest rate movement between these two curves. Our mortgage assets are sensitive, among other things, to the LIBOR curve, and mortgage liabilities are sensitive to the CO curve. Thus, a relative change in interest rate movement of the LIBOR and CO curves will cause a change in market value and a change in the duration of equity. For the non-mortgage portfolio, this is manifested by change in the funding spread (e.g., swapped debt spread).

•	Volatility — represents a market value change due to changes in the volatility of mortgage assets (short volatility) and callable debt (long volatility).

•

Option-adjusted spread — represents market value changes due to changes in mortgage option — adjusted spread. Option-adjusted spread changes due to supply and demand of mortgages in the market. Widening of option-adjusted spread reduces the market value of existing mortgages, while tightening of option-adjusted spread tends to increase this market value.

•	Prepayment risk — primarily arises due to interest rate changes and the characteristics of mortgages and is captured via the prepayment model.

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

Duration of equity is a primary metric used to manage our market risk exposure. Our RMP specifies acceptable ranges for duration of equity, and our exposures are measured and managed against these limits.

The following table summarizes the duration of equity levels for our total position:

Effective Duration of Equity Scenarios for the Following Changes in Interest Rates

	-200 bps	0 bps	+200 bps
December 31, 2006	-5.50 years	4.48 years	4.36 years
December 31, 2005	-0.64 years	5.10 years	3.55 years

We were in compliance with the duration of equity limits established in the RMP at both points of time.

Our base case duration decreased to 4.48 years at December 31, 2006, compared to 5.10 years at December 31, 2005, primarily due to the increase in interest rates and term debt issued during the period, with short-term rates rising more than long-term rates. The duration of equity shortened as new funding was issued and liabilities lengthened relative to assets in the portfolio. Duration of equity for -200 bp decreased to -5.50 years at December 31, 2006 from -0.64 years at December 31, 2005 due to longer term debt issued to fund our mortgage portfolio.

Over the past several months, our board evaluated a new set of market risk limits and revised our RMP effective on October 31, 2006. Revised RMP limits continue to be based on duration of equity limits and value-at-risk (“VAR”) type of metrics.

Duration Gap

The duration gap is the difference between the effective duration of Total Assets and the effective duration of liabilities, adjusted for the effect of derivatives. Duration gap is a measure of the extent to which estimated cash flows for assets and liabilities are matched. A positive duration gap signals an exposure to rising interest rates because it indicates that the duration of assets exceeds the duration of liabilities. A negative duration gap signals an exposure to declining interest rates because the duration of assets is less than the duration of liabilities. We monitor duration gap but do not have a policy limit. The table below provides recent period-end duration gaps.

Duration Gap

December 31, 2006	+1.6 months
December 31, 2005	+2.2 months

Convexity

Convexity measures how fast duration changes as a function of interest rate changes. It is important in estimating the non-linear price-yield behavior exhibited by options or option-embedded instruments which is not fully captured by duration alone. Measurement of convexity is important because of the optionality embedded in the mortgage and callable debt portfolios. The mortgage portfolios demonstrate negative convexity given the prepayment option embedded in the underlying mortgage or in the mortgage-backed security. The negative convexity on the mortgage asset can be mitigated by the negative convexity of underlying callable debt liabilities. Convexity is routinely reviewed by management and used in developing funding and hedging strategies for acquisition of mortgage-based assets. A primary strategy for managing convexity risk arising from our mortgage portfolio is to issue callable debt. At the end of 2006, callable debt related to mortgage assets as a percentage of the net mortgage portfolio equaled 59.0%, compared to 60.3% at the end of 2005.

Market Risk-Based Capital Requirement

We are subject to the Finance Board’s risk-based capital regulations. This regulatory framework requires the maintenance of sufficient permanent capital to meet the combined credit risk, market risk, and operations risk requirements. Our permanent capital consists of Class B Stock and Retained earnings. The market risk-based capital requirement (“MRBC”) is the sum of two components. The first is the market value of the portfolio at risk from movements in interest rates that could occur during times of market stress. The second component is added when the current market value of Total Capital is less than 85% of the book value of Total Capital. This estimation is accomplished through an internal VAR-based modeling approach which was approved by the Finance Board before the implementation of our capital plan.

MRBC is primarily based upon historical simulation methodology. The estimation incorporates scenarios that reflect interest rate shifts, interest rate volatility, and changes in the shape of the yield curve. These observations are based on historical information from 1978 to the present. In our application, MRBC is defined as the potential dollar loss from adverse market movements, measured over 120 business day time periods, with a 99.0% confidence interval, based on these historical prices and market rates. Monthly MRBC estimates for the years ended December 31, 2006, and 2005 are presented below.

Value at Risk

	At December 31,	High	Low	Average
2006	$245 million	$274 million	$221 million	$245 million
2005	228 million	228 million	154 million	181 million

Changes in Market Value of Equity between Base Rates and Shift Scenarios

We measure potential changes in the market value of equity based on the current month-end level of rates versus the market value of equity under large parallel rate shifts. This measurement provides information related to the sensitivity of our interest rate position.

Change in Market Value of Equity from Base Rates

	-200 bps	+200 bps
December 31, 2006	+0.6%	-9.2%
December 31, 2005	+7.5%	-8.6%

Use of Derivative Hedges

We make use of derivatives in hedging our market risk exposures. The primary type of derivative employed is interest rate exchange agreements or swaps. Interest rate swaps increase the flexibility of our funding alternatives by providing specific cash flows or characteristics that might not be as readily available or cost-effective if obtained in the standard debt market. We also use TBAs, to temporarily hedge mortgage positions. We do not speculate using derivatives and do not engage in derivatives trading. Our primary hedging activities using interest rate swaps are detailed below.

Hedging Debt Issuance

When CO Bonds are issued, we often use the derivatives market to create funding that is more attractively priced than the funding available in the CO market. To reduce funding costs, we may enter into interest rate exchange agreements concurrently with the issuance of COs. A typical hedge of this type occurs when a CO Bond is issued, while we simultaneously execute a matching interest rate exchange agreement. The counterparty pays a rate on the swap to us, which is designed to mirror the interest rate we pay on the CO Bond. In this transaction we typically pay a variable interest rate, generally LIBOR, which closely matches the interest payments we receive on short-term or variable-rate Advances or investments. This intermediation between the capital and swap markets permits the acquisition of funds by us at lower all-in costs than would otherwise be available through the issuance of simple fixed- or floating-rate COs in the capital markets.

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

The volume of derivative hedges is often expressed in terms of notional principal, which is the amount upon which interest payments are calculated. The following table highlights the notional amounts by type of derivative agreement as of December 31, 2006, and 2005.

Types of Derivative Agreements

By Notional Principal

($ amounts in thousands)

	As of December 31,
	2006	2005
Debt swaps
Bullet	$5,869,975	$5,614,355
Callable	6,497,870	7,278,370
Complex	4,385,080	5,805,155

Advances swaps
Bullet	11,270,016	11,978,395
Putable	3,659,550	4,462,400
Complex	4,000	3,000

MBS swaps	2,110	47,374

TBA hedges	309,525	777,715
Mandatory delivery commitments	10,907	22,612
Swaptions	150,000	—

Total	$32,159,033	$35,989,376

The above table includes interest rate swaps, TBA MBS hedges, mandatory delivery commitments and swaptions. Complex swaps include, but are not limited to, step-up and range bonds. The level of different types of derivatives is contingent upon and tends to vary with, balance sheet size, Advances demand, MPP purchase activity, and CO issuance levels. The table below provides further detail of the fair values of hedge instruments. All hedges are recorded at fair value on the Statement of Condition. Statistical measurements of the effectiveness of each interest rate swap hedge are made at least quarterly.

The table below presents derivative instruments by hedged instrument as of December 31, 2006, and 2005.

Derivative Instruments by Hedged Instrument

Accrued Interest Excluded from the Fair Value

As of December 31,

($ amounts in thousands)

	2006		2005
	Total Notional	Estimated Fair Value	Total Notional	Estimated Fair Value
Advances
Fair value hedges	$14,930,566	$97,607	$16,435,795	$107,504
Economic hedges	3,000	4	8,000	17

Total	14,933,566	97,611	16,443,795	107,521

Investments
Economic hedges	2,110	(37)	47,374	(196)

Total	2,110	(37)	47,374	(196)

MPP loans
Fair value hedges	298,425	776	755,715	(4,542)
Economic hedges	161,100	36	22,000	(82)
Economic (stand-alone delivery commitments)	10,907	(36)	22,612	10

Total	470,432	776	800,327	(4,614)

COs-Bonds
Fair value hedges	16,552,925	(139,625)	18,407,880	(257,156)
Economic hedges	200,000	(425)	290,000	(771)

Total	16,752,925	(140,050)	18,697,880	(257,927)

Total notional and fair value	$32,159,033	$(41,700)	$35,989,376	$(155,216)

Total derivatives excluding accrued interest		$(41,700)		$(155,216)
Accrued interest, net		77,812		58,867

Net derivative balance		$36,112		$(96,349)

Net derivative asset balance		$99,482		$97,084
Net derivative liability balance		(63,370)		(193,433)

Net derivative balance		$36,112		$(96,349)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be included in this Annual Report on Form 10-K begin on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Interim President — Chief Executive Officer and our Senior Vice President, Acting Chief Accounting Officer, has evaluated our disclosure controls and procedures, as defined in

Rule 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2006. Based upon their evaluation, they concluded that, as of December 31, 2006, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Internal Controls over Financial Reporting

During the three months ended December 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

There has been no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2006, but not reported, whether or not otherwise required by this Annual Report on Form 10-K.

In the first quarter of 2007, the board amended the Executive Incentive Compensation Plan, which is discussed in greater detail in Item 11. Executive Compensation, but we did not file a Current Report on Form 8-K as the amendments were not material. The amended plan is included in this Annual Report on Form 10-K as Exhibit 10.1.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

Our directors are listed in the table below. Each director who is newly elected or appointed serves a term of three years, and elected directors may not serve more than three consecutive full terms. Appointed directors may be reappointed at the discretion of the Finance Board. However, when their respective terms expire, appointed directors do not continue to serve until their successors are appointed. As of March 27, 2007, we have four vacant appointed director positions to be filled by the Finance Board. The Finance Board issued an interim final rule in January 2007 revising the procedure for the appointment of the public interest directors, which was finalized on March 27, 2007. The rule requires the Federal Home Loan Banks to nominate at least one and up to two persons for each open position by March 31, 2007 (subject to a request for extension). The Finance Board can select from these nominees or request additional candidates. See “Item 7. Management’s Discussion and Analysis — Regulatory Developments” for additional information.

Name	Age	Director Since	Term Expires	Appointed or Elected (State)
Paul C. Clabuesch	58	1/01/2003	12/31/2008	Elected	(MI)

Charles L. Crow	63	1/01/2002	12/31/2007	Elected	(IN)

Gregory F. Ehlinger	44	8/04/2005	12/31/2009	Elected	(IN)

Robert F. Fix	60	1/01/1999	12/31/2008	Elected	(IN)

Valde Garcia	48	4/01/2002	12/31/2007	Appointed	(MI)

Timothy P. Gaylord	52	1/01/2005	12/31/2007	Elected	(MI)

Teresa S. Lubbers	55	1/01/2004	12/31/2007	Appointed	(IN)

Vincent J. Otto	47	1/01/2004	5/26/2006	Elected	(IN)

Jeffrey A. Poxon	60	6/15/2006	12/31/2009	Elected	(IN)

Michael H. Price	50	1/01/2005	12/31/2007	Elected	(MI)

Ronald G. Seals	68	1/01/2003	12/31/2008	Elected	(IN)

Thomas R. Sullivan	56	1/01/2004	12/31/2009	Elected	(MI)

Ray D. Tooker	63	1/01/2005	12/31/2007	Elected	(MI)

Except as otherwise indicated, for at least the last five years, each director has been engaged in his or her principal occupation described below:

Paul C. Clabuesch is the Chairman, President, and Chief Executive Officer of Thumb Bancorp, Inc., a bank holding company, and Thumb National Bank and Trust, located in Pigeon, Michigan. Mr. Clabuesch also is the Chairman of the Board of Trustees of Scheurer Hospital, Pigeon, Michigan, and has served on that board since 1975.

Charles L. Crow is the Chairman, President, and Chief Executive Officer of Community Bank, Noblesville, Indiana, and Chairman of Community Bancshares, Inc., a bank holding company in Noblesville, Indiana. Mr. Crow is also the Immediate Past Chairman of the Indiana Bankers Association.

Gregory F. Ehlinger is the Senior Vice President and Chief Financial Officer of Irwin Financial Corporation, a bank holding company in Columbus, Indiana, and of Irwin Union Bank and Trust Company, its bank subsidiary. Mr. Ehlinger was named to the board of directors of Irwin Union Bank and Trust Company in February 2007. Mr. Ehlinger was elected by our board of directors, effective August 3, 2005, to fill the unexpired term of a director who was no longer eligible to serve. Mr. Ehlinger was re-elected by the Indiana members for a three-year term beginning January 1, 2007.

Robert F. Fix, PhD. is the Vice Chairman of Richmond Mutual Bancorporation, a bank holding company in Richmond, Indiana. Mr. Fix is the Vice Chairman of First Bank, Richmond, NA, Richmond, IN and the Chairman of AmericanTrust, FSB, Peru, IN. Mr. Fix also serves as a director of ProCentury Corporation since October 2000, which became a publicly traded insurance holding company in 2004. Mr. Fix was named lead director for that company in August 2005.

Valde Garcia has served as a state senator for the State of Michigan since 2001 and was a state representative from 1999 — 2001. Mr. Garcia is also a Colonel in the Michigan Army National Guard. Mr. Garcia has been designated by the Finance Board as a community interest director.

Timothy P. Gaylord is the President and Chief Executive Officer of Capital Directions, Inc., a bank holding company in Mason, Michigan, and Mason State Bank, its banking subsidiary.

Teresa S. Lubbers has served as a state senator for the State of Indiana since 1992. Ms. Lubbers owned Capitol Communications, a public relations firm in Indianapolis, Indiana, from 1983 to 2004.

Vincent J. Otto served as the Executive Vice President and Chief Financial Officer of Waterfield Mortgage Company, a mortgage origination and servicing company headquartered in Fort Wayne, Indiana, and Union Federal Bank, Indianapolis, Indiana, since 2000. Mr. Otto is also a certified public accountant. Mr. Otto resigned from the Board in May 2006 when his member institution was sold to a non-member of our district and, therefore, he was no longer eligible to serve.

Jeffrey A. Poxon is the Senior Vice President — Investments and Chief Investment Officer of The Lafayette Life Insurance Company, Lafayette, Indiana. He is also a director of LSB Financial Corporation, Lafayette, IN and a director of Lafayette Savings Bank, FSB, Lafayette, Indiana. Mr. Poxon was elected by our board to fulfill Mr. Otto’s unexpired term and was re-elected by the Indiana members for a three-year term beginning January 1, 2007.

Michael H. Price is the President and Chief Executive Officer and a Director of Mercantile Bank of West Michigan and President, Chief Operating Officer, and Director of its bank holding company, Mercantile Bank Corporation, Grand Rapids, Michigan. Mr. Price also serves on the Board of Directors of the Metro Health Hospital, Grand Rapids, Michigan.

Ronald G. Seals is the President and Chief Executive Officer of Springs Valley Bank and Trust in French Lick, Indiana, and President and Chief Executive Officer of SVB&T Corporation, its bank holding company.

Thomas R. Sullivan has served as the President and Chief Executive Officer of Firstbank Corporation, a bank holding company in Alma, Michigan, since 2000. Mr. Sullivan has also served as President and Chief Executive Officer of Firstbank (Mt. Pleasant), a state bank subsidiary located in Mt. Pleasant, Michigan, since 1991.

Ray D. Tooker is the Senior Vice President of Macatawa Bank, located in Holland, Michigan.

Executive Officers

Our executive officers are listed in the table below. Each officer serves a term of office of one calendar year or until the election and qualification of his or her successor; with the provision, however, that pursuant to the Bank Act, our board may dismiss any officer at any time.

Except as indicated below, each officer has been employed in the principal occupation listed below for at least five years.

Name	Age	Position
Martin L. Heger(1)	62	President-Chief Executive Officer
Brian K. Fike(2)	48	Interim President and Chief Executive Officer
Milton J. Miller, II(3)	51	Senior Vice President — Chief Financial Officer
Paul J. Weaver(4)	46	Senior Vice President — Acting Chief Accounting Officer
Vincent A. Cera(5)	59	Senior Vice President — Information Systems and Operations
Douglas J. Iverson(6)	57	Senior Vice President — Acting Chief Operating Officer
Michael R. Barker(7)	45	Senior Vice President — Chief Risk Officer
Jonathan R. West	50	Senior Vice President — General Counsel, Corporate Secretary, and Ethics Officer

(1)	Mr. Heger retired from the Bank effective December 29, 2006.
(2)	Mr. Fike was appointed by the Board of Directors as Interim President and Chief Executive Officer effective December 30, 2006. Prior to that appointment Mr. Fike was the Senior Vice President— Marketing.
(3)	Mr. Miller retired from the Bank effective December 29, 2006.
(4)	Mr. Weaver was appointed by the Board of Directors as Senior Vice President — Acting Chief Accounting Officer effective December 30, 2006. Prior to that appointment Mr. Weaver was the Senior Vice President — Controller.
(5)	Mr. Cera retired from the Bank effective December 29, 2006.
(6)	Mr. Iverson was appointed by the Board of Directors as Senior Vice President — Acting Chief Operating Officer effective December 30, 2006. Mr. Iverson commenced his career at the Bank as the Mortgage Purchase Program Manager in January 2005 and was promoted to Senior Vice President — Mortgage Purchase Program in May 2005. Prior to joining the Bank, Mr. Iverson served as Executive Vice President, Retail/Mortgage for Fifth Third Bank, headquartered in Cincinnati, Ohio from 2000 to 2005.
(7)	Mr. Barker was named Chief Risk Officer in February 2006. Prior to that date he was the Director of Internal Audit.

Code of Conduct

We have a Code of Conduct that is applicable to all directors, officers, and employees of the Bank and the members of the Bank’s Affordable Housing Advisory Council. The Code of Conduct is available on our website at www.fhlbi.com by clicking on “About” and then selecting “Code of Conduct” from the dropdown menu. Interested persons may also request a copy by contacting the Bank, Attention: Corporate Secretary, Federal Home Loan Bank of Indianapolis, 8250 Woodfield Crossing Boulevard, Indianapolis, Indiana 46240.

Nominating Committee

Our board does not have a nominating committee because, as provided in the Bank Act and Finance Board regulations, elected directors are nominated by the members, and public interest directors are appointed by the Finance Board. Because the Finance Board has issued an interim final rule providing that the Federal Home Loan Banks shall provide the Finance Board with nominees for the appointed director positions, our board may consider establishment of a nominating committee if permitted by the final rule. See “Item 7. Management’s Discussion and Analysis — Regulatory Developments”.

Audit Committee and Audit Committee Financial Expert

Our board has an audit committee comprised of the entire board. Our board has determined that Gregory F. Ehlinger is its Audit Committee Financial Expert due to Mr. Ehlinger’s experience as the chief financial officer of a major financial institution that is listed on the New York Stock Exchange and his experience managing SEC reporting and the audit process as an audit committee member for a NASDAQ traded company. Mr. Ehlinger also holds a Master’s Degree in Business Administration. As discussed more fully in “Item 13. Certain Relationships and Related Transactions” herein, while Mr. Ehlinger meets the tests for independence under the regulations of the Finance Board, our board has determined that no elected director may qualify as independent under the New York Stock Exchange definition due to the cooperative nature of the Federal Home Loan Bank with its members.

Section 16(a) Beneficial Ownership Reporting Compliance

Not Applicable.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Committee Interlocks and Insider Participation

The Human Resources Committee (“HR Committee”) serves as the Compensation Committee of the board of directors and is made up solely of directors. No officers or employees of the Bank serve on the HR Committee. Further, no director serving on the HR Committee has ever been an officer of the Bank or had any other disclosable relationship.

Compensation Committee Report

The HR Committee has reviewed and discussed the “Compensation Discussion and Analysis” that follows and has recommended to our board that the Compensation Discussion and Analysis be included in the Bank’s Annual Report on Form 10-K for fiscal year 2006. As of December 31, 2006 the HR Committee was made up of the following members:

Ray D. Tooker	Valde Garcia	Ronald G. Seals
Timothy P. Gaylord	Michael H. Price	Paul C. Clabuesch

Compensation Discussion and Analysis

Our executive compensation program is structured and administered by the HR Committee. The HR Committee meets at scheduled times throughout the year and reports regularly to the board on its actions and recommendations. In carrying out its responsibilities and duties, the HR Committee has the authority to obtain advice and assistance from outside legal counsel, compensation consultants, and other advisors as the HR Committee deems necessary to carry out its duties, with all fees and expenses paid by the Bank.

The compensation program for executives is designed to enable the Bank to attract, motivate and retain talented executives. We strive to provide an aggregate compensation opportunity that is competitive with prevailing practices, aligns stockholder and executive interests, and reflects total compensation that is consistent with performance and business results. A principal compensation guideline of the HR Committee is that there is a strong link between pay and performance.

The compensation program was designed to reward: the attainment of short- and long-term performance goals of both the Bank and the named executive officers (“NEOs”); the implementation of short- and long-term business strategies; the accomplishment of the Bank’s public policy mission; the effective and appropriate management of financial, operational, reputational, regulatory, and human resources risks; and the growth and enhancement of NEO leadership and functional competencies. The board continues to look at these goals and the compensation alternatives available and may make changes in the program from time to time to better achieve these goals.

We are not able to offer equity-based compensation because the Bank is a cooperative and only member institutions can own our stock. Without equity incentives to attract and reward executive officers, the Bank must provide alternative compensation and benefits such as cash bonus opportunities and long-term pension and other retirement benefits.

The HR Committee intends that the executive compensation program should complement the Bank’s short-term and long-term business objectives and focus executives’ efforts on fulfilling these objectives. The total compensation mix for 2006 was made up of: (1) base salaries which were generally set between the 50th and 75th percentile of executives in its competitive peer groups; (2) annual short-term incentive opportunities paid in cash; (3) retirement benefits and (4) perquisites. Based on a recommendation from Towers Perrin, an independent compensation consultant hired by the HR Committee, the HR Committee determined that the Bank’s primary competitive peer group was, and continues to be, the other eleven Federal Home Loan Banks. A select group of approximately 20 commercial banks is a secondary peer group that is used to monitor general executive compensation trends within the financial services industry. For 2006, this secondary peer group was taken from the Towers Perrin Financial Services Industry Compensation Survey using the category Participants by Assets from $15 billion to $60 billion. The decision to set base salary levels between the 50th and 75th percentile of the peer groups was based on the Bank’s decision not to make any changes currently to its present compensation program. Base salaries within the range of +/-15% of the upper and lower bounds of the range were considered to be at market. Calculation of base pay may be affected by individual performance results and level of responsibility as well as other organizational circumstances.

The HR Committee used prudent judgment in establishing base salary levels and performance criteria. To ensure the competitiveness and reasonableness of the HR Committee’s compensation decisions, independent compensation consulting firms have been retained periodically to advise the HR Committee. In May 2006, the HR Committee retained Towers Perrin to perform an updated peer group analysis. It was determined that the other eleven Federal Home Loan Banks remained the appropriate principal peer group for salary and benefit comparison.

There are three significant elements of our compensation structure: base salary, annual short-term incentive opportunities and long-term compensation.

Base Salaries

Base salary levels are reviewed annually by the HR Committee and may be adjusted depending upon each executive’s qualifications, responsibilities, assessed performance contribution, tenure, position held and competitive salary relative to similar positions in the peer group. For 2006, the HR Committee approved merit increases averaging 3.6% for all employees with individual increases based on individual performance. An additional 1%, or $135,000, was approved for promotional increases and equity adjustments. In December 2005, the NEOs received increases ranging from 3.6% to 6.0% for 2006. For 2007, the HR Committee approved merit increases averaging 3.6% for all employees, except for senior executive officers. Accordingly, the NEOs did not receive a merit increase for 2007. While this may place the NEOs slightly below the peer groups for 2007, this was done as part of a broader expense control effort recommended by management and approved by the board.

Annual Short-term Incentive Opportunities

Generally, as an executive’s level of responsibility increases, a greater percentage of total compensation is based on performance. The Bank’s annual incentive plan has a measurement framework that rewards both profits and member product usage, consistent with the Bank’s mission. For 2006 there were four mission goals for all employees, excluding those in the Internal Audit Department whose compensation is not based upon Bank performance:

2006 Mission Goals	Weighted Value	Minimum Threshold		2006 Performance Targets
Increase in Average Total Assets(1)	20%	1.0%		4.0%
CIP Advances Originated(2)	5%	$25	M	$100	M
Potential Dividend Over Our Cost of Funds(3)	55%	150	basis points	300	basis points
MPP Balance(4)	20%	$9.2	B	$9.96	B

(1)

Average annual Advances for all members (excluding certain large borrowers and remaining outstanding Advances of former members), including CIP Advances. Advances number does not take into account SFAS 133 adjustments.

(2)	Newly originated Community Investment Cash Advances, including CIP and other qualifying Advances, provided in support of targeted projects as defined in 12 CFR Part 952 and the Bank Act.
(3)

Potential Dividend is defined as adjusted net income as a percentage of average total capital stock. Adjusted net income is net income adjusted (i) for the effects of current and prior period prepayments and debt extinguishments, (ii) to exclude mark-to-market adjustments and other effects of SFAS 133 and (iii) to exclude the effects of SFAS 150. This definition assumed no material change in investment authority under the Finance Board’s regulations or policies.

(4)

Mortgage Purchase Program balance was the book balance of settled mortgages and mandatory delivery contracts at year-end. This assumed no capital requirements for MPP. The goal was revisited when an excess stock/retained earnings rule was proposed by Finance Board (but was not changed for 2006). It also assumed no material change in MPP authority under the Finance Board’s regulations or policies.

By resolution, the board of directors may reduce or eliminate a payout that was otherwise earned under this plan, if the board finds that a serious, material safety or soundness problem or a serious, material risk management deficiency exists at the Bank.

For performance results that were less than the stated threshold, there was no payment for that particular goal. For performance results that were greater than the stated threshold, the respective payment was prorated between zero and the maximum, except for the MPP balance goal, where the respective payment was prorated between $9.0 billion and the maximum. The CEO’s maximum possible payment under this plan was 100% of the CEO’s base salary. The remaining NEOs were eligible for payments up to 70% of their base salary.

These incentive goals were derived from the Bank’s strategic plan and financial forecast that were prepared by management and approved by the board. The HR Committee and Budget Committee each reviewed the incentive plan before recommending the 2006 plan to the full board, which approved the plan in January 2006. The Bank attained 25% of the mission goals under the 2006 incentive plan, resulting in an incentive payment for the CEO of 25% of his base salary (25% goal attainment x 100% of base pay opportunity = 25% payout) while the other NEOs received an incentive payment of 17.5% of their base salary (25% goal attainment x 70% of base pay opportunity = 17.5% payout).

The following are the mission goals that have been approved by the HR Committee and the board for 2007; however, the board reserves the right to review the goals and the other components of the plan and make changes in its discretion:

2007 Mission Goals	Weighted Value	Minimum Threshold		2007 Performance Targets
Potential Dividend Over Our Cost of Funds(1)	50%	50	basis points	200	basis points
Increase in Average Total Advances(2)	30%	4.0%		6.0%
Mortgage Purchase Program
MPP Production(3)	10%	$300	M	$400	M
# of New Sellers(4)	5%	6		12
CIP Advances Originated(5)	5%	$50	M	$100	M

(1)

Potential Dividend is defined as adjusted net income as a percentage of average total capital stock. Adjusted net income is net income adjusted (i) for the effects of current and prior period prepayments and debt extinguishments, (ii) to exclude mark-to-market adjustments and other effects of SFAS 133, (iii) to exclude the effects of SFAS 150, and (iv) to exclude the direct costs of the early retirements in 2006. This definition assumes no material change in investment authority under the Finance Board’s regulations or policies.

(2)	Average annual Advances for all members (excluding certain large borrowers and remaining outstanding Advances of former members). This includes CIP advances. Advances number does not take into account SFAS 133 adjustments.
(3)	Mortgage Purchase Program production will be the amount of all mandatory delivery contracts traded in 2007, excluding the largest seller from 2006. This assumes no capital requirement for MPP. It also assumes no material change in MPP authority under Finance Board’s regulations or policies. When calculating the achievement between the minimum threshold and the performance target, no single member can account for more than 25% of production.
(4)	Mortgage Purchase Program number of new sellers will be the number of members that sell into MPP in 2007 that did not sell any mortgages into MPP in 2006. This assumes no capital requirement for MPP. It also assumes no material change in MPP authority under the Finance Board’s regulations or policies.
(5)	Newly originated Community Investment Cash Advances, including CIP and other qualifying advances, provided in support of targeted projects as defined in 12 CFR Part 952 and the Bank Act.

For 2007, the interim CEO is eligible to earn up to 35% of his base pay and our CEO, when selected, will be eligible to earn up to 50% of base pay. All other named executives are eligible to earn up to 35% of their base pay. The 50% reduction in incentive opportunity in 2007, as compared to 2006, is part of a broader expense reduction effort recommended by management and approved by the board. The change in goals from 2006 to 2007 is reflective of the Bank’s changing financial forecast and current and expected market conditions.

Long-term Compensation

The Bank does not provide a long-term incentive (“LTI”) plan. In 2006, six of the Federal Home Loan Bank peer group banks had an LTI plan. In lieu of an LTI plan, the Bank offers a qualified defined benefit plan, a qualified defined contribution plan, a non-qualified supplemental defined benefit plan, and a non-qualified supplemental defined contribution plan, in order for our total compensation to be competitive with our peer groups. Each of these four plans is discussed below.

Pension and Thrift Plans

The Bank established and maintains a comprehensive retirement program for its eligible employees. This retirement program is comprised of two qualified pension plans: a defined benefit plan (“DB Plan”) and a defined contribution plan (“DC Plan”). For the qualified plans, the Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions and the Pentegra Defined Contribution Plan for Financial Institutions.

In response to federal legislation which imposed restrictions on the pension benefits payable to its executives, the Bank also established two non-qualified benefit equalization plans: a Supplemental Executive Retirement Plan (“SERP”) and a Supplemental Executive Thrift Plan (“SETP”).

The benefit plans have been in effect for many years and have been variously amended and restated from time to time to comply with changes in laws and regulations of the Internal Revenue Service (“IRS”) and to modify certain benefit features. Copies of the most recent plan documents are on file with the SEC. See the Exhibit Index for cross reference information.

Both the DB Plan and SERP provide benefits based on a combination of an employee’s length of service and annual compensation. The DC Plan and the SETP provide benefits based upon amounts deferred by the employee and employer matching contributions based upon length of service and the percentage of the employee’s deferral. The benefits provided by these plans are components of the total compensation opportunity for executive officers. The board believes that these plans serve as valuable retention tools because the pension benefits increase as the executive’s tenure and compensation with the Bank increase, and the DC Plan and the SETP provide a significant tax deferral and management resource for the executive’s long-range financial planning.

DB Plan and SERP

All employees who have met the eligibility requirements participate in the DB Plan, a tax qualified multi-employer defined benefit plan. The plan requires no employee contributions. Participants’ pension benefits vest upon completion of five years of service. Benefits are based upon compensation up to the compensation limit under the Internal Revenue Code (“IRC”), which was $220,000 in 2006. In addition, benefits under the DB Plan may not exceed a benefit limit under the IRC, which in 2006 was $175,000, payable as a single life annuity at normal retirement age. The benefit equalization plans discussed below were adopted to restore benefits to these executives which were lost as a result of these IRC limits.

The following table shows estimated annual benefits payable upon retirement at age 65 by combining the DB Plan and the SERP and is calculated in accordance with the formula currently in effect for specified years of service and compensation for our NEOs participating in both plans.

	Years of Service
Remuneration	15	20	25	30
$300,000	$112,500	$150,000	$187,500	$225,000
$400,000	150,000	200,000	250,000	300,000
$500,000	187,500	250,000	312,500	375,000
$600,000	225,000	300,000	375,000	450,000
$700,000	262,500	350,000	437,500	525,000
$800,000	300,000	400,000	500,000	600,000
$900,000	337,500	450,000	562,500	675,000

•

Formula: DB Plan (and SERP) Benefit = 2.5% times years of benefit service times high three-year average compensation; plus an annual retiree cost of living adjustment of three percent. Benefit service begins one year after employment, and benefits are vested after five years. Benefit payments commencing before age 65 are reduced by applying an early retirement factor based on the employee’s age when payments begin. The allowance payable at age 65 would be reduced by 3% for each year they are under age 65. If the sum of their age and years of vesting service at termination of employment is at least 70, their retirement allowance would be reduced by 1.5% for each year they are under age 65.

•	Compensation covered includes salary, bonus, and any other compensation that is reflected on the IRS Form W-2 (but not including any compensation deferred from a prior year).

•

Retirement benefits from the SERP may be paid in the form of a lump sum payment, monthly, quarterly, semi-annual or annual installments up to 20 years, or a combination of lump sum and annual payments, depending upon the plan. The benefits due from the SERP are first paid out of a rabbi trust that we have established, and to the extent insufficient, then out of general assets.

•

Retirement benefits from the DB Plan will be paid in the form of a qualified joint and survivor annuity, if the participant is married at the time benefits are to be distributed. Otherwise, the benefits may be paid as a life annuity or any other optional form of payment.

DC Plan

All employees who have met the eligibility requirements may participate in the DC Plan, a retirement savings plan qualified under the IRC (Section 401(k)). The Bank matches employee contributions based on the length of service and the amount of employee contribution.

The Bank contributes an amount equal to the greater of (A) or (B):

(A)

•	50% of an employee’s contribution during the 2nd and 3rd years of employment

•	75% of an employee’s contribution during the 4th and 5th years of employment

•	100% of an employee’s contribution starting with the 6th year of employment.

The above percentage rate shall apply to the first 6% of an employee’s base pay that the employee defers.

OR

(B) The lesser of $75 per month or 2% of an employee’s base pay.

Eligible compensation in the DC Plan is defined as base salary. A participant may elect to contribute up to 50 percent of eligible compensation under this 401(k) Plan, subject to the following limits. Under IRS regulations, in 2006 an employee could contribute up to $15,000 of eligible compensation on a pre-tax basis and employees over age 50 could contribute up to an additional $5,000 on a pre-tax basis. Employee contributions over that amount are made on an after-tax basis. A total of $44,000 per year may be contributed to a participant’s account, including the Bank’s matching contribution and the employee’s pre-tax and after-tax contributions. In addition, no more than $220,000 of annual compensation may be taken into account in computing eligible compensation. The amount deferred on a pre-tax basis will be taxed to the participant as ordinary income when distributed from the plan. The plan permits participants to self-direct investment elections into one or more investment funds. All returns are at the market rate of the related fund.

Benefit Equalization Plans

The SETP and the SERP restore pension and retirement benefits that an eligible employee would otherwise receive absent the limitations imposed by the IRS on the benefits received from or contributions made to the Bank’s two qualified plans. In this respect, the plans are an extension of the Bank’s retirement commitment to its executives and other highly compensated employees that preserves and restores the full pension benefits which, due to IRS limitations, are not payable from the qualified plans.

In determining whether a restoration of retirement benefits is due to an eligible employee, the SERP and SETP utilize the identical benefit formulas applicable to the Bank’s qualified plans. In the event that the benefits payable from or contributions made to either of the Bank’s qualified plans have been reduced or otherwise limited, the employee’s lost benefits are payable under the terms of the non-qualified plans. Participants in the SETP plan may elect to defer up to 100 percent of their eligible compensation (base salary) and up to 100 percent of their annual incentive payout. Due to the fact that these deferrals are being contributed to a benefit equalization plan, they are made on a tax-deferred basis. The Bank has established grantor or rabbi trusts to fund these non-qualified plans, and to the extent funds in the trusts are insufficient, payments would be made out of the Bank’s general assets. Benefits received by the participants from these plans are recognized as ordinary income in the year in which they are distributed.

Key Employee Severance Agreements

During 2001, the Bank implemented key employee severance agreements for certain executive officers, including each of the NEOs. These agreements were intended to promote retention and protect the executives by providing increased benefits if the executives were not retained after a merger or other change of control. Under the terms of these agreements, if a termination occurs under certain circumstances, an NEO is entitled to a lump sum payment equal to 2.99 times the average of his three preceding calendar years:

•	base salary, bonus, and other cash compensation paid during those years;

•	the salary deferrals, and employer matching contributions to the DC plan and SETP; and

•	taxable portion of his automobile allowance, if any.

See “Potential Termination Payment” herein for more detailed information.

Executive Perquisites/Benefits

Perquisites are a de minimis element of total compensation and as such are provided to the NEOs as a convenience associated with their overall position, duties, and responsibilities.

We provide the following benefits to all employees:

•	medical, dental, and vision insurance

•	life and long-term disability insurance

•	travel insurance

•	educational assistance

•	employee relocation assistance, where appropriate

•	thrift/401(k) and defined benefit plan

•	vacation leave, which increases based upon position and years of service

We provide certain other perquisites to senior executives, including the NEOs:

•	Participation in the SETP and SERP,

•	Leased car including fuel and all maintenance/upkeep. However, this perquisite will be discontinued as leases expire.

•	Country club and association fees and charges for Messrs. Heger and Iverson, which will be discontinued.

•	Annual physical,

•	Spousal travel to board meetings (limited to two board meetings per year), key customer conferences and trade group meetings.

The incremental cost of such perquisites to the Bank is included in the Summary Compensation Table.

Cost Reduction Initiatives

As part of the Bank’s on-going cost reduction initiative that began in 2006, the following changes to executive compensation are currently in effect or are anticipated to take effect in 2007:

•	No merit increase in 2007 for any executive at the senior vice president level or above (which includes the five NEOs employed by the Bank at December 31, 2006);

•	A reduction in the maximum payout under the Bank’s incentive compensation plan from 100% to 50% for the CEO (35% for the Interim CEO) and from 70% to 35% for the other NEOs;

•	Elimination of country club memberships for Messrs. Heger and Iverson by the Bank; and

•

Elimination of the use of a company car as the individual leases expire. One lease expired in 2006, three leases expire in 2007, and three expire in 2008. Mr. Heger personally assumed the remaining term of the lease on his vehicle effective upon retirement.

In the first quarter of 2007, our board retained Towers Perrin to review total compensation for the purposes of achieving additional cost savings, while continuing to maintain a competitive compensation package.

Role of Executive Officers in the Compensation Process

The HR Committee researches and recommends to the full board the CEO’s salary and the salary levels for the other NEOs and senior officers, the percentage of salary increases that will apply to merit and promotional increases for each year, the benefit plans that will be offered and any changes to those plans from year to year. The HR Committee also recommends the goals, payouts and qualifications for any annual incentive plans that are provided. Further, the board retains the right to withhold payment under any incentive plan, even if goals are reached.

The executive officers assist the HR Committee and the board by working with any compensation consultants hired by the board, by gathering research on compensation trends, peer groups, and other market data requested by the HR Committee or the board, and by making recommendations regarding officer appointments and salary levels. Further, management prepares the strategic plan financial forecasts for the board, which are then used to establish the goals and payout terms for the incentive compensation plans.

Tax Considerations

The board has structured the compensation programs to comply with IRC Section 409A. If an executive is entitled to nonqualified deferred compensation benefits that are subject to IRC section 409A, and such benefits do not comply with IRC section 409A, then the benefits are taxable in the first year they are not subject to a substantial risk of forfeiture. In such case, the executive is subject to payment of regular federal income tax, interest and an additional federal income tax of 20% of the benefit includable in income.

Executive Compensation

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Compensation ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
(a)	(b)	(c)	(g)		(h)	(i)		(j)
Martin L. Heger, President — Chief Executive Officer	2006	$600,002	$150,001		$1,882,000	$48,266	(1)	2,680,269
Brian K. Fike, Interim President — Chief Executive Officer	2006	202,020	35,354		129,000	12,202	(2)	378,576
Milton J. Miller, II, Senior Vice President — Chief Financial Officer	2006	320,138	56,024		431,000	19,336	(3)	826,498
Paul J. Weaver, Senior Vice President — Acting Chief Accounting Officer	2006	189,254	33,119		87,000	12,152	(4)	321,525
Vincent A. Cera, Senior Vice President — Information System and Operations	2006	243,204	42,561		607,000	27,594	(5)	920,359
Jonathan R. West, Senior Vice President — General Counsel and Corporate Secretary	2006	252,096	44,117	(9)	109,000	15,227	(6)	420,440
Douglas J. Iverson , Senior Vice President — Acting Chief Operating Officer	2006	200,538	35,094		64,000	51,709	(7)	351,341
Michael R. Barker, Senior Vice President — Chief Risk Officer	2006	189,254	33,119		81,000	11,431	(8)	314,804

(1)	Included in All Other Compensation for Mr. Heger are Bank-matching contributions to the DC Plan and the SETP in the amount of $36,104; and perquisites and other personal benefits that, in the aggregate, are valued in excess of $10,000. Perquisites and other personal benefits that Mr. Heger received that are presented in this column include: personal use of a leased car in the amount of $8,102; country club membership in the amount of $1,330; spousal travel; and an annual physical.
(2)	Included in this amount for Mr. Fike are Bank-matching contributions to the DC Plan and the SETP in the amount of $12,121 and other de minimus perquisites that are individually and in the aggregate valued at less than $10,000.

(3)	Included in this amount for Mr. Miller are Bank-matching contributions to the DC Plan and the SETP in the amount of $19,208 and other de minimus perquisites that are individually and in the aggregate valued at less than $10,000.
(4)	Included in this amount for Mr. Weaver are Bank- matching contributions to the DC Plan and the SETP in the amount of $11,355 and other de minimus perquisites that are individually and in the aggregate valued at less than $10,000.
(5)	Included in this amount for Mr. Cera are Bank-matching contributions to the DC Plan and the SETP in the amount of $14,592; and perquisites and other personal benefits that, in the aggregate, were valued in excess of $10,000. Perquisites and other personal benefits that Mr. Cera received that are presented in this column include: personal use of a leased car valued at $10,158 and spousal travel valued at $1,156.
(6)	Included in this amount for Mr. West are Bank-matching contributions to the DC Plan and the SETP in the amount of $15,126 and other de minimus perquisites that are individually and in the aggregate valued at less than $10,000.
(7)	Included in this amount for Mr. Iverson are Bank- matching contributions to the DC Plan in the amount of $12,032; and perquisites and other personal benefits that, in the aggregate, were valued in excess of $10,000. Perquisites and other personal benefits that Mr. Iverson received that are presented in this column include: personal use of a leased car; spousal travel; country club membership; and moving expenses. Mr. Iverson received $26,213 of moving expenses in 2006. This amount was then grossed up by $15,867 to cover the related personal income taxes that Mr. Iverson would have incurred.
(8)	Included in this amount for Mr. Barker are FHLBI matching contributions to the DC Plan in the amount of $11,355 and other de minimus perquisites that are individually and in the aggregate valued at less than $10,000.
(9)	Mr. West elected to defer $6,618 of his non-equity incentive compensation while receiving the remaining $37,499 in cash.

The amounts included in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column are 100% attributable to the change in pension value for the NEOs from December 31, 2005 to December 31, 2006 as we do not pay above market earnings to any employee in the nonqualified deferred compensation plan. The change in pension values for Mr. Heger, Mr. Miller, and Mr. Cera include an additional three years of service and an additional three years of age as part of the early retirement incentive package that they each received.

Annual Incentive Compensation

Grants of Plan-Based Awards

	Estimated Future Payouts Under Non-Equity Incentive Compensation Plan
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
(a)	(b)	(c)	(d)	(e)
Martin L. Heger	1/26/2006	$227,501	$450,002	$600,002
Brian K. Fike	1/26/2006	53,619	106,061	141,414
Milton J. Miller, II	1/26/2006	84,970	168,072	224,097
Paul J. Weaver	1/26/2006	50,231	99,358	132,478
Vincent A. Cera	1/26/2006	64,550	127,682	170,243
Jonathan R. West	1/26/2006	66,910	132,350	176,467
Douglas J. Iverson	1/26/2006	53,226	105,282	140,377
Michael R. Barker	1/26/2006	50,231	99,358	132,478

There is no guaranteed payout under our incentive compensation plan. Therefore, the minimum that could be paid out under this plan is $0 for each NEO. The threshold amount included in this column represents a payout of 37.9% of the eligible payout for each NEO. A 37.9% payout would result if we met the minimum threshold in each of the four components of our incentive compensation plan. If the minimum threshold for the lightest weighted of the four components was achieved, but we did not reach the minimum threshold for any of the other components, the payout would be 1.25% of the eligible payout (1.25% x 100% of base pay for Mr. Heger and 1.25% x 70% of base pay for the other NEOs) resulting in a cash payout equal to 1.25% of Mr. Heger’s base salary and 0.875% of the base salary for the other NEOs. The following table quantifies some of the possible payout scenarios under our incentive compensation plan:

Name	Payout when meeting none of the minimum thresholds for any component of plan ($)	Payout when meeting minimum threshold for smallest component of plan ($)	Payout when meeting minimum threshold for each component of plan ($)	Payout when meeting maximum threshold for each component of plan ($)
(a)	(b)	(c)	(d)	(e)
Martin L. Heger	$0	$7,500	$227,501	$600,002
Brian K. Fike	0	1,768	53,619	141,414
Milton J. Miller, II	0	2,801	84,970	224,097
Paul J. Weaver	0	1,656	50,231	132,478
Vincent A. Cera	0	2,128	64,550	170,243
Jonathan R. West	0	2,206	66,910	176,467
Douglas J. Iverson	0	1,755	53,226	140,377
Michael R. Barker	0	1,656	50,231	132,478

The aforementioned Summary Compensation Table (column g) indicates that the NEOs’ payment for 2006 fell between the minimum threshold for the smallest component of the plan (column c in the above table) and the minimum threshold for each component of the plan (column d in the above table), because the Bank did not meet the minimums for all of the components of the incentive plan.

    Long-term Compensation

We offer two pension plans to our senior executive officers. The first, which is offered to all employees, is the DB Plan. The second is the SERP. These plans are described in more detail below in “Long-term Compensation — Pension and Thrift Plans”. See also Note 14 to our Audited Financial Statements included herein. The present value of the accumulated benefit is based upon a retirement age of 65, using the 1993 GAM mortality table projected five years, and a discount rate of 7.75% for the DB Plan and a discount rate of 5.50% for the SERP for the years prior to 2006 and 5.75% for 2006.

Pension Benefits

Name (a)	Plan Name (b)	Number of Years of Credited Service (#) (c)	Present Value of Accumulated Benefit ($) (d)
Martin L. Heger	DB Plan	29	$1,079,000
	SERP	29	6,237,000
Brian K. Fike(1)	DB Plan	24	512,000
	SERP	24	228,000
Milton J. Miller, II	DB Plan	30	779,000
	SERP	30	1,174,000
Paul J. Weaver	DB Plan	19	351,000
	SERP	19	129,000
Vincent A. Cera	DB Plan	29	1,392,000
	SERP	29	961,000
Jonathan R. West	DB Plan	20	482,000
	SERP	20	485,000
Douglas J. Iverson	DB Plan	1	38,000
	SERP	1	26,000
Michael R. Barker	DB Plan	20	331,000
	SERP	20	134,000

(1)	Mr. Fike’s credited years of service include 22 years as an employee of the Bank and two years of service with a prior employer that participated in the DB Plan. The additional two years of benefit service with the previous employer increased the present value of Mr. Fike’s overall benefit by approximately $43,000 for the DB Plan and $19,000 for the SERP.

The years of credited service for Mr. Heger, Mr. Miller, and Mr. Cera in the table above have been increased by three years each as a result of the terms of their early retirement incentive package. The early retirement incentive was offered to any employee that was age 50 with 10 or more years of service as of December 15, 2006. For each of the NEOs, the years of credited service have been rounded to the nearest whole year.

There were no pension payments made to any of the NEOs during 2006. However, payments to the retired NEOs through March 15, 2007 were as follows:

	SETP	SERP	Total
Martin L.Heger	$526,704	$5,293,087	$5,819,791
Milton J. Miller, II	275,088	1,550,513	1,825,601
Vincent A.Cera	124,586	506,766	631,352

Non-Qualified Deferred Compensation

Name	Executive Contributions in Last FY (2006) ($)	Bank Contributions in Last FY (2006) ($)	Aggregate Earnings in Last FY (2006) ($)	Aggregate Withdrawals /Distributions ($)	Aggregate Balance at Last FYE (12/31/06) ($)
(a)	(b)	(c)(1)	(d)	(e)	(f)(2)
Martin L. Heger	$109,000	$25,964	$104,391	—	$1,024,382
Brian K. Fike	15,002	900	3,068	—	80,638
Milton J. Miller, II	104,000	6,507	88,176	—	710,279
Paul J. Weaver	48,100	2,886	28,071	—	232,375
Vincent A. Cera	26,000	1,560	18,972	—	162,150
Jonathan R. West	45,500	2,730	48,083	—	382,641
Douglas J. Iverson	—	—	—	—	—
Michael R. Barker	—	—	6,391	—	48,338

(1)	The amounts in this column are also disclosed as a component of “All Other Compensation” the Summary Compensation Table.
(2)	No amount reported in this column has been reported in the Summary Compensation Table for prior years.

The SETP is described in more detail above in “Long-term Compensation- Pension and Thrift Plans”.

Participants in the SETP elect the timing of distribution of their benefits provided, however, that they are permitted to withdraw all or a portion of the amount in their account, in a single lump sum, if the participant has experienced an unforeseeable emergency (as defined by the SETP and determined by an administrative committee appointed by our board) or in certain other, limited circumstances. None of the NEOs made a withdrawal or received a distribution from the SETP during 2006. Distributions were made to the retiring NEOs in 2007 as discussed above.

Potential Termination Payment

The NEOs have severance agreements that would provide for payments and certain continued benefits if there is a change in control of the Bank, which results in the NEO’s termination.

For Mr. Heger, any termination of employment without cause (as defined in the agreement) by the Bank, or his resignation for good reason (as defined in the agreement) would have triggered a payment under the severance agreement. The severance agreements for the other NEOs are only triggered by a loss of employment due to a merger, consolidation, sale or liquidation of the Bank.

Each severance agreement also provides the NEO with coverage under the Bank’s medical and dental insurance plans in effect at the time of termination for 36 months (subject to the NEO paying the employee portion of the cost of such coverage). Further, benefits under the DB Plan and the SERP would be calculated as if the NEO were three years older and had three more years of benefit service, and such increased amount would be funded through the SERP. All benefits would include an additional amount to cover the NEO’s increased tax liability. The agreements also provide that the NEO would be reimbursed for all reasonable accounting, legal, financial advisory and actuarial fees and expenses incurred by the NEO while deciding to enter into the agreement or at the time payments are made under the agreements.

In November 2005, the board voted to provide lifetime medical, dental and vision insurance coverage to both Mr. Heger and his spouse, provided that Mr. Heger was not terminated for cause. This is an unfunded retiree benefit for which the Bank accrued approximately $350,000 at December 31, 2006. This amount was calculated using the actual cost to the Bank for 2006, increased by 8.2% for each year thereafter through the estimated life expectancy of Mr. Heger’s spouse, using the average annual percent increase from the U.S. Department of Health and Human Services Table on Growth in Personal Health Care Expenditures for the period 2000 — 2004.

If Mr. Heger, Mr. Miller, and Mr. Cera had not retired as of December 29, 2006, and if a change of control of the Bank had been triggered on December 31, 2006, the contract payouts for each of the NEOs would have been approximately as follows:

Named Executive Officer	Value of Contract If Triggered December 31, 2006
Martin L. Heger*	$6,057,165
Milton J. Miller, II*	3,109,833
Vincent A. Cera*	2,300,558
Jonathan R. West	2,400,349	(1)
Brian K. Fike	1,789,751	(2)
Paul J. Weaver	2,581,739	(3)
Douglas J. Iverson	863,790	(4)
Michael R. Barker	2,574,412	(5)

*	As part of the early retirement package the contract for these NEOs terminated on December 29, 2006, and no severance agreement payments were made, or are required to be paid.
(1)

For Mr. West, this includes $1,872,894 in severance amount, $42,862 for health care benefits (6), $474,593 for increased tax liability and $10,000 for reimbursement of accounting, legal, financial advisory and actuarial fees and expenses.

(2)

For Mr. Fike, this includes $1,385,740 in severance amount, $42,862 for health care benefits (6), $351,149 for increased tax liability and $10,000 for reimbursement of accounting, legal, financial advisory and actuarial fees and expenses.

(3)

For Mr Weaver, this includes $1,979,831 in severance amount, $42,862 for health care benefits (6), $549,046 for increased tax liability and $10,000 for reimbursement of accounting, legal, financial advisory and actuarial fees and expenses.

(4)

For Mr.Iverson, this includes $724,652 in severance amount, $3,064 for health care benefits (6), $126,074 for increased tax liability and $10,000 for reimbursement of accounting, legal, financial advisory and actuarial fees and expenses. Mr. Iverson’s health care benefits do not include the cost of medical or vision benefits as Mr. Iverson has elected not to participate in those benefit plans.

(5)

For Mr. Barker, this includes $1,963,440 in severance amount, $42,862 for health care benefits (6), $558,110 for increased tax liability and $10,000 for reimbursement of accounting, legal, financial advisory and actuarial fees and expenses.

(6)	The health care benefit amount for each NEO was based upon the actual cost to the Bank for the benefits for 2007, increased by 8.2% in each of 2008 and 2009 using the average annual percent increase from the U.S. Department of Health and Human Services’ Table on Growth in Personal Health Care Expenditures for the period 2000 — 2004.

Director Compensation

Our directors are compensated in accordance with the Bank Act and the regulations of the Finance Board. Because the Bank is a cooperative and only member institutions can own our stock, no director may receive equity-based compensation.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Total ($)
(a)	(b)	(d)
Paul C. Clabuesch	$29,357	$29,357
Charles L. Crow	23,486	23,486
Gregory F. Ehlinger	17,614	17,614
Robert F. Fix	17,614	17,614
Valde Garcia	17,614	17,614
Timothy P. Gaylord	17,614	17,614
Teresa S. Lubbers	16,714	16,714
Vincent J. Otto	7,907	7,907
Jeffrey A. Poxon	12,311	12,311
Michael H. Price	17,614	17,614
Ronald G. Seals	15,814	15,814
Thomas R. Sullivan	17,614	17,614
Ray D. Tooker	16,714	16,714

In accordance with the Finance Board’s regulations and amendments to the Bank Act contained in the GLB Act, we have established a formal policy governing the compensation and travel reimbursement provided to our directors. Under this policy, compensation is comprised of quarterly fees, which are subject to an annual cap set by the Finance Board. The fees compensate directors for time spent reviewing materials sent to them on a periodic basis; for preparing for meetings; for actual time spent attending the meetings of our board or its committees; and for participating in any other activities, such as attending new director orientation and director meetings called by the Finance Board, attending our annual strategic planning retreat, customer appreciation events, and conferences or seminars. Directors are permitted to defer any or all of their director fees under a Director Deferred Compensation Plan. Under this plan, a director may defer any or all of his or her director fees, provided that the director makes a timely election to do so. Payments from the plan will begin within 90 days following the date elected by the director. The benefits may be paid in a lump sum, annual installments over a period of two to 20 years or a combination of a lump sum and installments, as elected by the director. Messrs. Fix, Otto, Seals, Sullivan, and Tooker have each elected to defer the receipt of their compensation.

The following table sets forth the quarterly fees and the annual caps established for 2007 and 2006:

	2007		2006
	Quarterly Fee	Annual Cap	Quarterly Fee	Annual Cap
Chair	$7,486.00	$29,944.00	$7,339.25	$29,357.00
Vice-chair	5,988.75	23,955.00	5,871.50	23,486.00
Other directors	4,491.75	17,967.00	4,403.50	17,614.00

The directors are paid the above quarterly amounts for all board service, including attendance at board meetings, subject to reductions for absences. For 2006, board fees were reduced by $300 for each board or committee meeting missed. For consecutive day meetings, a director’s fees could be reduced by no more than $600 for missing the first day of board and committee meetings and no more than $300 for each consecutive day thereafter. For 2007, the Board changed the $300 fee reduction for missing Board or committee meetings to a $100 fee reduction for each board or committee meeting missed up to a maximum $500 fee reduction for missing the entire regularly scheduled Board and related committee meetings.

Directors are also reimbursed for reasonable Bank-related travel expenses. Total directors’ fees and other travel expenses paid were $527,000, $564,000, and $531,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

None of our Directors received more than $10,000 of other compensation or benefits during the year, other than the statutory fees.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of our Class B Stock as of February 28, 2007, by each member that owns beneficially more than 5% of the outstanding shares of Class B Stock. Each member named has sole voting and investment power over the shares that member beneficially owns.

Name and Address of Member	Number of Shares Owned	% of Outstanding Shares of Class B Stock
LaSalle Bank Midwest National Association — Troy, Michigan	3,341,095	16.49
Flagstar Bank, FSB — Troy, Michigan	3,290,266	16.24
Fifth Third Bank — Grand Rapids, Michigan	1,503,543	7.42

Total	8,134,904	40.15

The majority of our directors are officers and/or directors of our financial institution members. The following table sets forth the financial institution members that have one of its officers and/or directors serving on our board of directors as of February 28, 2007:

Name of Member	Director Name	Number of Shares Owned by Member	% of Outstanding Shares of Class B Stock
Thumb National Bank & Trust	Paul C. Clabuesch	9,631	0.05
Community Bank	Charles L. Crow	5,258	0.02
Irwin Union Bank & Trust	Gregory F. Ehlinger	446,099	2.20
Irwin Union Bank, FSB	Gregory F. Ehlinger	17,139	0.08
American Trust FSB	Robert F. Fix	17,511	0.09
First Bank Richmond, N.A	Robert F. Fix	90,162	0.44
Mason State Bank	Timothy P. Gaylord	23,744	0.12
The Lafayette Life Insurance Company	Jeffrey A. Poxon	44,362	0.22
Lafayette Savings Bank, FSB	Jeffrey A. Poxon	39,973	0.20
Mercantile Bank of West Michigan	Michael H. Price	75,086	0.37
Springs Valley Bank & Trust Company	Ronald G. Seals	20,562	0.10
Firstbank	Thomas R. Sullivan	8,473	0.04
Firstbank — Alma	Thomas R. Sullivan	14,561	0.07
Firstbank — Lakeview	Thomas R. Sullivan	13,477	0.07
Firstbank — St. Johns	Thomas R. Sullivan	1,257	0.01
Firstbank — West Branch	Thomas R. Sullivan	15,073	0.08
Keystone Community Bank	Thomas R. Sullivan	6,398	0.03
Macatawa Bank	Ray D. Tooker	122,754	0.61

Total		971,520	4.80

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Related Parties

We are a cooperative institution and owning shares of our Class B Stock is generally a prerequisite to transacting business with us. As such, we are wholly-owned by financial institutions that are also our customers (with the exception of a small number of shares held by former members, or their legal successors, in the process of redemption). In addition, the majority of our directors are elected by our members, and we conduct our business almost exclusively with our members. Therefore, in the normal course of business, we extend credit to members with officers or directors that may serve as our directors on market terms that are no more favorable to them than comparable transactions with other members, and that do not involve more than the normal risk of collectibility or present other unfavorable terms.

We do not loan money to or conduct other business transactions with our executive officers or any of our other officers or employees. Executive officers may obtain loans under certain employee benefit plans but only on the same terms and conditions as are applicable to all employees that participate in such plans.

Related Transactions

We have a Code of Conduct which requires all directors, officers and employees to disclose any related party interests, through ownership or family relationship. These disclosures are reviewed by our ethics officers and, where appropriate, our board of directors, to determine the potential for a conflict of interest. In the event of a conflict appropriate action is taken, which includes recusal of a director from the discussion and vote on a transaction in which the director has a related interest, removal of an employee from a project with a related party vendor, disqualification of related vendors from transacting business with the Bank, or requiring directors, officers or employees to divest their ownership interest in a related party. The ethics officers maintain records of all related party disclosures and there have been no transactions involving directors, officers or employees of the Bank that would be required to be disclosed herein.

Director Independence and Audit Committee

General

Our board of directors is required to evaluate and report on the independence of our directors under two distinct director independence standards. First, Finance Board regulations establish independence criteria for directors who serve as members of our Audit Committee. Second, SEC rules require that our board of directors apply the independence criteria of a national securities exchange or automated quotation system in assessing the independence of its directors.

As of the date of this Report, we have 12 directors, 10 of whom were elected by our member institutions and two of whom were appointed by the Finance Board. None of our directors is an “inside” director. That is, none of our directors is a Bank employee or officer. Further, our directors are prohibited from personally owning stock or stock options in the Bank. Each of the elected directors, however, is a senior officer or director of an institution that is a member of the Bank that is encouraged to engage in transactions with us on a regular basis.

Finance Board Regulations regarding Independence

The Finance Board director independence standards prohibit an individual from serving as a member of our Audit Committee if he or she has one or more disqualifying relationships with the Bank or our management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by the board are: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The board assesses the independence of each director under the Finance Board’s independence standards, regardless of whether he or she serves on the Audit Committee. As of March 15, 2007, each of our directors was independent under these criteria.

SEC Rule regarding Independence

SEC rules require our board of directors to adopt a standard of independence to evaluate our directors. Pursuant thereto, the board adopted the independence standards of the New York Stock Exchange (the “NYSE”) to determine which of its directors are independent, which members of its Audit Committee are not independent, and whether our Audit Committee’s financial expert is independent.

After applying the NYSE independence standards, the board determined that, as of March 15, 2007, directors Garcia and Lubbers, our only appointed directors, are independent. Based upon the fact that each elected director is a senior officer or director of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution routinely engages in transactions with the Bank, and that such transactions occur frequently and are encouraged, the board determined that for the present time it would conclude that none of the elected directors meets the independence criteria under the NYSE independence standards.

It is possible that under a strict reading of the NYSE objective criteria for independence (particularly the criterion regarding the amount of business conducted with the Bank by the director’s institution), an elected director could meet the independence standard on a particular day. However, because the amount of business conducted by an elected director’s institution may change frequently, and because we generally desire to increase the amount of business we conduct with each member, the directors deemed it inappropriate to draw distinctions among the elected directors based upon the amount of business conducted with the Bank by any director’s institution at a specific time.

The board has a standing Audit Committee, comprised of all of the directors. For the reasons noted above, the board determined that none of the current elected members of our Audit Committee, is independent under the NYSE standards for audit committee members. The board determined that Mr. Garcia and Ms. Lubbers, the appointed directors who serve on the Audit Committee, are independent under the NYSE independence standards for audit committee members. As stated above, the board determined that each member of the Audit Committee is independent under the Finance Board’s standards applicable to our Audit Committee.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the aggregate fees billed to us for the years ended December 31, 2006, and 2005, by our external accounting firm, PricewaterhouseCoopers LLP ($ amounts in thousands):

	2006	2005
Audit fees	$947	$743
Other fees	—	265

Total fees	$947	$1,008

Audit fees during the year ended December 31, 2006, were for professional services rendered in connection with the audit of our annual financial statements filed on Form 10-K, quarterly reviews of our financial statements filed on Form 10-Q, statutory reporting, services provided in connection with the restatement of our historical financial statements, services provided in connection with discussions with the SEC regarding the accounting treatment of certain transactions, and services relating to our registration with the SEC. Audit fees during the year ended December 31, 2005, were for professional services rendered in connection with the audit and quarterly reviews of our financial statements, including statutory reporting and services relating to our registration with the SEC.

We did not have any Audit-related fees for the years ended December 31, 2006, and 2005.

Other fees for the year ended December 31, 2005, were for services related to the documentation of internal controls over financial reporting

We are exempt from all federal, state, and local taxation, except real estate taxes. Therefore, no tax fees were paid during the years ended December 31, 2006, or 2005.

Our Audit Committee has adopted the Independent Accountant Pre-approval Policies and Procedures for the Audit Committee (the “Policy”). In accordance with the Policy and applicable law, the Audit Committee pre-approves audit services, audit-related services, tax services and non-audit services to be provided by our independent auditor. The term of any pre-approval is 12 months from the date of pre-approval unless the Audit Committee specifically provides otherwise. On an annual basis, the Audit Committee reviews the list of specific services and projected fees for services to be provided for the next 12 months and pre-approves services as the Audit Committee sees necessary. Under the Policy, the Audit Committee may delegate pre-approval authority to one or more of its members. The Audit Committee has designated the Committee Chair as the member to whom such authority is delegated. Pre-approved actions by the Committee Chair as designee are reported to the Audit Committee for approval at its next scheduled meeting. New services that have not been pre-approved by the Audit Committee that are in excess of the pre-approval fee level established by the Audit Committee must be presented to the entire Audit Committee for pre-approval.

ITEM 15.	FINANCIAL STATEMENTS AND EXHIBITS.

(a) Financial Statements

The Index to Financial Statements can be found on page F-1 of this annual report on Form 10-K.

Supplementary financial data for each full quarter within the two years ended December 31, 2006, and 2005, are included in the tables below ($ amounts in thousands).

	1st Quarter 2006	2nd Quarter 2006	3rd Quarter 2006	4th Quarter 2006
Total interest income	$535,977	$599,381	$629,185	$621,022
Total interest expense	480,785	546,815	580,770	572,194

Net interest income before mortgage loan loss provision	55,192	52,566	48,415	48,828
Provision for credit losses on mortgage loans	—	—	—	—

Net interest income after mortgage loan loss provision	55,192	52,566	48,415	48,828

Fees and other income	684	802	764	801
Net loss on trading security	(336)	(276)	(134)	(9)
Net gain (loss) on derivative and hedging activities	(648)	(2,236)	(324)	(677)
Operating expenses	(9,725)	(9,392)	(8,034)	(10,361)
Finance Board & Office of Finance	(753)	(832)	(759)	(616)
Other	(546)	(552)	(540)	(533)

Total net other income (expense)	(11,324)	(12,486)	(9,027)	(11,395)

Income before assessments	43,868	40,080	39,388	37,433
AHP	(3,616)	(3,287)	(3,309)	(3,246)
REFCORP	(8,050)	(7,359)	(7,216)	(6,837)

Total assessments	(11,666)	(10,646)	(10,525)	(10,083)

Net Income	$32,202	$29,434	$28,863	$27,350

	1st Quarter 2005	2nd Quarter 2005	3rd Quarter 2005	4th Quarter 2005
Total interest income	$388,212	$427,717	$480,828	$502,933
Total interest expense	329,144	374,325	424,972	447,536

Net interest income before mortgage loan loss provision	59,068	53,392	55,856	55,397
Provision for credit losses on mortgage loans	—	—	—	—

Net interest income after mortgage loan loss provision	59,068	53,392	55,856	55,397

Fees and other income	736	864	786	796
Net loss on trading security	(1,684)	(1,150)	(999)	(666)
Net realized gain from sale of available-for-sale securities	—	2,564	17,057	—
Net gain (loss) on derivative and hedging activities	3,413	3,270	3,754	(3,786)
Operating expenses	(8,103)	(8,268)	(8,935)	(10,569)
Finance Board & Office of Finance	(784)	(838)	(728)	(642)
Other	(445)	(505)	(490)	(506)

Total net other income (expense)	(6,867)	(4,063)	10,445	(15,373)

Income before assessments	52,201	49,329	66,301	40,024
AHP	(4,294)	(4,062)	(5,456)	(3,313)
REFCORP	(9,581)	(9,053)	(12,169)	(7,343)

Total assessments	(13,875)	(13,115)	(17,625)	(10,656)

Net Income	$38,326	$36,214	$48,676	$29,368

Investments. Investment securities classified as held-to-maturity, available-for-sale, or trading consisted of the following at December 31, 2006, and 2005:

Investment Securities

($ amounts in thousands, at carrying value)

	December 31,		December 2006 vs. December 2005
	2006	2005	Increase (decrease)	% change
State or local housing obligations	$8,070	$13,585	$(5,515)	(40.6)%
MBS & ABS	6,536,322	6,849,679	(313,357)	(4.6)%

Total investment securities	$6,544,392	$6,863,264	$(318,872)	(4.6)%

Our MBS and ABS investment portfolio consisted of the following categories of securities as of December 31, 2006, and December 31, 2005:

MBS & ABS

($ amounts in thousands)

	December 31, 2006		December 31, 2005
	$	%	$	%
MBS
Non-federal agency residential & GSE MBS	$6,021,487	92.2%	$6,162,595	89.9%
U.S. agency residential MBS	41,145	0.6%	72,253	1.1%
Commercial MBS	432,124	6.6%	548,866	8.0%

Total MBS	6,494,756	99.4%	6,783,714	99.0%

ABS
Home equity loans	11,159	0.1%	32,172	0.5%
Manufactured housing loans	30,407	0.5%	33,793	0.5%

Total asset-backed securities	41,566	0.6%	65,965	1.0%

Total MBS & ABS	$6,536,322	100.0%	$6,849,679	100.0%

Deposits

A summary of the average rates we paid on interest-bearing deposits greater than 10% of average total deposits is presented in the following table:

Deposits Outstanding

($ amounts in thousands)

	For the Year Ended December 31,
	2006	2005	2004
Interest-bearing overnight deposits
Average balance	$964,858	$835,902	$1,043,946
Average rate paid	4.89%	3.16%	1.26%
Interest-bearing demand deposits
Average balance	$99,257 (1)	$116,222	$145,763
Average rate paid	4.19%	2.54%	0.71%

(1)	The average balance on interest-bearing demand deposits did not exceed 10% of average total deposits at December 31, 2006.

We had no time certificates of deposit outstanding at December 31, 2006, 2005, or 2004.

Short-term Borrowings

A summary of our short-term borrowings for which the average balance outstanding exceeded 30% of capital as of and for the three years ending December 31, 2006, 2005, and 2004 is presented in the table below:

Short-term Borrowings

($ amounts in thousands)

	As of December 31,
	2006	2005	2004
Discount notes
Outstanding at period end	$10,470,607	$9,366,878	$10,631,051
Weighted average rate at period end	5.09%	3.84%	1.90%
Daily average outstanding for the period	$8,845,511	$9,027,487	$10,505,792
Weighted average rate for the period	4.96%	3.08%	1.33%
Highest outstanding at any month end	$11,407,244	$11,726,856	$12,583,565

AHP

The outstanding liability related to the AHP program is comprised of the following award components at December 31, 2006:

AHP

As of December 31, 2006

($ amounts in thousands)

	Amount	% of Total
Awards/Assessments Outstanding
2006 Assessment to be awarded in 2007	$13,458	51.1%
2006 AHP awards remaining to be disbursed	8,648	32.8%
2006 Other set-aside programs remaining to be disbursed	1,114	4.2%
2005 AHP awards remaining to be disbursed	2,806	10.6%
2004 and 2003 and 2002 AHP awards remaining to be disbursed	162	0.6%
Uncommitted AHP funds	178	0.7%

Total awards/assessments outstanding	$26,366	100.0%

Key Ratios

The following are key ratios that are commonly used by our management and our regulator to measure our performance:

Key Ratios

	Year Ended December 31,
	2006	2005	2004
Net income to average assets	0.25%	0.33%	0.29%
Return on average equity	5.39%	6.86%	6.25%
Total average equity to average assets	4.59%	4.85%	4.62%
Dividend payout ratio(1)	84.05%	57.98%	67.94%

(1)	The dividend payout ratio is calculated by dividing dividends declared and paid by net income.

(b) Exhibits

The exhibits to this annual report on Form 10-K are listed in the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

/S/ BRIAN K. FIKE	/S/ PAUL J. WEAVER
Brian K. Fike Interim President — Chief Executive Officer (Principal Executive Officer)	Paul J. Weaver Senior Vice President — Acting Chief Accounting Officer (Principal Financial Officer)

Date: March 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ BRIAN K. FIKE Brian K. Fike (Principal Executive Officer)	Interim President — Chief Executive Officer	March 30, 2007

/s/ PAUL J. WEAVER Paul J. Weaver (Principal Financial Officer)	Senior Vice President — Acting Chief Accounting Officer	March 30, 2007

/s/ PAUL C. CLABUESCH Paul C. Clabuesch	Chairman of the Board of Directors	March 30, 2007

/s/ CHARLES L. CROW Charles L. Crow	Vice-chairman of the Board of Directors	March 30, 2007

/s/ GREGORY F. EHLINGER Gregory F. Ehlinger	Director	March 30, 2007

/s/ ROBERT F. FIX Robert F. Fix	Director	March 30, 2007

/s/ VALDE GARCIA Valde Garcia	Director	March 30, 2007

/s/ TIMOTHY P. GAYLORD Timothy P. Gaylord	Director	March 30, 2007

Not available Teresa S. Lubbers	Director

/s/ JEFFREY A. POXON Jeffrey A. Poxon	Director	March 30, 2007

/s/ MICHAEL H. PRICE Michael H. Price	Director	March 30, 2007

Not available Ronald G. Seals	Director

/s/ THOMAS R. SULLIVAN Thomas R. Sullivan	Director	March 30, 2007

/s/ RAY D. TOOKER Ray D. Tooker	Director	March 30, 2007

Federal Home Loan Bank of Indianapolis

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

the Federal Home Loan Bank of Indianapolis:

In our opinion, the accompanying statements of condition and the related statements of income, capital and of cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Indianapolis at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Indianapolis, Indiana

March 21, 2007

Statement of Condition

($ and share amounts in thousands, except par value)

	December 31,
	2006	2005
Assets
Cash and due from banks (Note 3)	$15,022	$37,523
Interest-bearing deposits, members and non-members	394,081	914,312
Federal funds sold, members and non-members	7,324,000	4,655,000
Trading security (Note 4)	—	43,385
Held-to-maturity securities (a) (Note 6), members and non-members	6,544,392	6,819,879
Advances to members (Note 7)	22,282,257	25,813,862
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $0 in 2006 and 2005 (Note 10)	10,020,670	9,540,145
Accrued interest receivable	136,309	119,156
Premises, software, and equipment, net	10,584	10,705
Derivative assets (Note 16)	99,482	97,084
Other assets	42,107	40,870

Total assets	$46,868,904	$48,091,921

Liabilities and Capital
Deposits (Note 11)	$919,943	$799,942
COs, net (Note 12)
Discount Notes	10,470,607	9,366,878
CO Bonds	32,843,983	34,971,804

Total COs, net	43,314,590	44,338,682

Accrued interest payable	383,627	328,322
AHP (Note 8)	26,366	27,025
Payable to REFCORP (Note 9)	6,838	7,031
Derivative liabilities (Note 16)	63,370	193,433
Mandatorily redeemable capital stock (Note 13)	151,332	43,574
Other liabilities	48,124	50,679

Total liabilities	44,914,190	45,788,688

Commitments and contingencies (Note 7,8,12,13,14,16,18)

Capital (Note 13)
Capital Stock-Class B-1 putable ($100 par value) issued and outstanding shares: 17,935 in 2006 and 21,564 in 2005	1,793,511	2,156,426
Capital Stock-Class B-2 putable ($100 par value) issued and outstanding shares: 0.01 in 2006 and 0 in 2005	1	—

Total Capital Stock putable ($100 par value) issued and outstanding shares: 17,935.01 shares in 2006 and 21,564 shares in 2005	1,793,512	2,156,426
Retained earnings	166,622	149,014
Total Accumulated other comprehensive income (loss) (Note 14)	(5,420)	(2,207)

Total capital	1,954,714	2,303,233

Total Liabilities and Capital	$46,868,904	$48,091,921

(a)	Fair values: $6,403,454 and $6,681,003 at December 31, 2006, and 2005.

The accompanying notes are an integral part of these financial statements.

Statement of Income

($ amounts in thousands)

	For the Year ended December 31,
	2006	2005	2004
Interest Income
Advances to members	$1,175,003	$941,731	$518,033
Prepayment fees on advances, net	2,836	2,039	10,351
Interest-bearing deposits, members and non-members	48,879	13,276	5,270
Federal funds sold, members and non-members	337,200	86,466	46,443
Trading security	1,316	4,308	6,310
Available-for-sale securities, includes interest on investments in other Federal Home Loan Bank COs of $0, $7,855, and $11,078	—	31,852	49,245
Held-to-maturity securities, members and non-members	310,789	278,637	242,863
Mortgage loans held for portfolio	509,528	441,308	368,019
Loans to other Federal Home Loan Banks	14	73	278

Total Interest income	2,385,565	1,799,690	1,246,812

Interest Expense
Discount Notes	439,173	278,082	139,533
CO Bonds	1,681,888	1,265,674	871,784
Deposits	56,089	30,652	14,164
Borrowings from other Federal Home Loan Banks	38	26	—
Mandatorily redeemable Capital Stock	3,274	1,543	1,011
Other borrowings	102	—	22

Total Interest expense	2,180,564	1,575,977	1,026,514

Net interest income	205,001	223,713	220,298
(Reversal) provision for credit losses on mortgage loans	—	—	(574)

Net interest income after mortgage loan loss provision	205,001	223,713	220,872

Other Income (Loss)
Service fees	1,424	1,495	1,300
Net loss on trading security	(755)	(4,499)	(5,286)
Net realized gain from sale of available-for-sale securities	—	19,621	—
Net gain (loss) on derivatives and hedging activities	(3,885)	6,651	(6,508)
Other, net	1,627	1,687	1,399

Total Other income (loss)	(1,589)	24,955	(9,095)

Other Expense
Compensation and benefits	27,405	25,420	20,170
Other operating expenses	10,107	10,455	9,465
Finance Board	1,556	1,579	1,298
Office of Finance	1,404	1,413	1,081
Other	2,171	1,946	1,719

Total Other expense	42,643	40,813	33,733

Income Before Assessments	160,769	207,855	178,044

AHP	13,458	17,125	14,639
REFCORP	29,462	38,146	32,668

Total assessments	42,920	55,271	47,307

Income before cumulative effect of change in accounting principle	117,849	152,584	130,737
Cumulative effect of change in accounting principle	—	—	(67)

Net Income	$117,849	$152,584	$130,670

The accompanying notes are an integral part of these financial statements.

Statement of Capital

($ amounts and shares in thousands)

	Capital Stock Class B-1 Putable		Capital Stock Class B-2 Putable		Retained Earnings	Accumulated Other Comprehensive Income	Total Capital
	Shares	Par Value	Shares	Par Value
Balance, December 31, 2003	19,174	$1,917,400	8	$750	$43,290	$66,029	$2,027,469
Proceeds from sale of capital stock	718	71,847					71,847
Repurchase/redemption of capital stock	(323)	(32,338)					(32,338)
Net shares reclassified to mandatorily redeemable capital stock	(286)	(28,663)	(8)	(750)			(29,413)

Comprehensive income
Net income					130,670		130,670
Other comprehensive income
Net unrealized loss on available-for-sale securities						(23,063)	(23,063)
Other						(1,401)	(1,401)

Total comprehensive income (loss)					130,670	(24,464)	106,206

Mandatorily redeemable capital stock distributions					(193)		(193)
Dividends on capital stock
Cash					(87)		(87)
Stock (4.56%)	886	88,685			(88,685)		—

Balance, December 31, 2004	20,169	2,016,931	—	—	84,995	41,565	2,143,491
Proceeds from sale of capital stock	1,256	125,635					125,635
Repurchase/redemption of capital stock	(156)	(15,697)					(15,697)
Net shares reclassified to mandatorily redeemable capital stock	(132)	(13,189)					(13,189)
Comprehensive income
Net income					152,584		152,584
Other comprehensive income
Net unrealized loss on available-for-sale securities						(24,146)	(24,146)
Reclassification adjustment for loss included in net income relating to available-for-sale securities						(19,621)	(19,621)
Other						(5)	(5)

Total comprehensive income (loss)					152,584	(43,772)	108,812

Mandatorily redeemable capital stock distributions					(98)		(98)
Dividends on capital stock
Cash (4.37%)					(45,721)		(45,721)
Stock (4.25%)	427	42,746			(42,746)		—

Balance, December 31, 2005	21,564	$2,156,426	—	$—	$149,014	$(2,207)	$2,303,233

Statement of Capital

($ amounts and shares in thousands)

	Capital Stock Class B-1 Putable		Capital Stock Class B-2 Putable		Retained Earnings	Accumulated Other Comprehensive Income	Total Capital
	Shares	Par Value	Shares	Par Value
Balance, December 31, 2005	21,564	$2,156,426	—	$—	$149,014	$(2,207)	$2,303,233
Proceeds from sale of capital stock	539	53,923					53,923
Repurchase/redemption of capital stock	(2,518)	(251,805)					(251,805)
Net shares reclassified to mandatorily redeemable capital stock	(1,650)	(165,032)					(165,032)
Transfers of capital stock	—	(1)	—	1			—
Comprehensive income
Net income					117,849		117,849
Other comprehensive income
Other						(1,389)	(1,389)

Total comprehensive income (loss)					117,849	(1,389)	116,460

Mandatorily redeemable capital stock distributions					(1,187)		(1,187)
Adjustment to initially apply SFAS 158 (Note 14)						(1,824)	(1,824)
Dividends on capital stock
Cash (4.75%)					(99,054)		(99,054)

Balance, December 31, 2006	17,935	$1,793,511	—	$1	$166,622	$(5,420)	$1,954,714

The accompanying notes are an integral part of these financial statements.

Statement of Cash Flows

($ amounts in thousands)

	For the Year Ended December 31,
	2006	2005	2004
Operating Activities
Net income	$117,849	$152,584	$130,670
Cumulative effect of change in accounting principle	—	—	67

Income before cumulative effect of change in accounting principle	117,849	152,584	130,737

Adjustments to reconcile income before cumulative effect of change in accounting principle to net cash provided by (used in) operating activities
Depreciation and amortization
Net premiums and discounts on COs	17,423	(14,990)	5,485
Net premiums and discounts on investments	(13,233)	(10,843)	(7,201)
Net premiums and discounts on mortgage loans	7,324	11,496	15,735
Concessions on CO bonds	7,224	7,480	13,635
Fees on derivatives, included as a component of derivative value	(5,956)	(6,984)	(13,247)
Net deferred (gain) loss on derivatives	(146)	(135)	(80)
Premises, software, and equipment	1,362	1,464	1,472
Other fees and amortization	1,733	6,370	65,856
Provision for credit losses on mortgage loans held for portfolio	—	—	(574)
Non-cash interest on mandatorily redeemable capital stock	—	571	658
Net realized gain from available-for-sale securities	—	(19,621)	—
Net realized loss on disposal of premises and equipment	6	—	—
(Gain) loss due to change in net fair value adjustment on derivative and hedging activities	2,440	(36,645)	(41,483)
Net change in:
Trading security	43,385	45,147	12,540
Accrued interest receivable	(17,153)	(9,329)	9,254
Net derivatives — net accrued interest	(18,944)	(59,097)	(27,432)
Other assets	(4,982)	(47)	(4,987)
AHP liability and discount on AHP Advances	(978)	3,965	(3,423)
Accrued interest payable	55,305	84,027	(2,306)
Payable to REFCORP	(193)	7,031	—
Increase (decrease) in other liabilities	(6,241)	11,454	817

Total adjustments	68,376	21,314	24,719

Net cash provided by (used in) operating activities	186,225	173,898	155,456

Investing Activities
Net change in:
Interest-bearing deposits, members and non-members	520,231	(403,667)	(268,134)
Federal funds sold, members and non-members	(2,669,000)	(1,375,000)	(2,213,000)
Premises, software, and equipment	(775)	(1,002)	(1,930)
Held-to-maturity securities:
Proceeds from maturities of long-term held-to-maturity securities, members and non-members	1,031,533	1,465,263	1,877,432
Purchases of long-term held-to-maturity securities, members and non-members	(742,812)	(2,205,249)	(2,209,742)
Available-for-sale securities:
Proceeds from sales of available-for-sale securities, non-members	—	945,019	—
Proceeds from maturities of available-for-sale securities, non-members	—	136,015	—
Advances to members:
Principal collected on Advances	89,061,317	48,593,259	46,255,051
Advances made	(85,521,211)	(49,575,877)	(43,226,896)
Mortgage loans held for portfolio:
Principal collected	1,138,055	1,543,291	1,578,105
Mortgage loans purchased	(1,633,037)	(3,321,781)	(1,919,921)
Other Federal Home Loan Banks:
Principal collected on loans to other Federal Home Loan Banks	100,000	945,000	2,817,000
Loans to other Federal Home Loan Banks	(100,000)	(945,000)	(2,817,000)

Net cash provided by (used in) investing activities	1,184,301	(4,199,729)	(129,035)

Statement of Cash Flows

($ amounts in thousands)

	For the Year Ended December 31,
	2006	2005	2004
Financing Activities
Net change in:
Deposits	120,001	(79,475)	(333,152)
Net proceeds from issuance of COs
Discount Notes	852,747,689	756,511,475	723,507,044
CO Bonds	7,699,151	11,252,201	14,292,106
Payments for maturing and retiring COs
Discount Notes	(851,664,246)	(757,767,648)	(723,325,539)
CO Bonds	(9,940,225)	(5,961,500)	(14,213,025)
Other Federal Home Loan Banks:
Borrowings from other Federal Home Loan Banks	257,000	355,000	—
Maturities of borrowings from other Federal Home Loan Banks	(257,000)	(355,000)	—
Proceeds from issuance of capital stock	53,923	125,635	71,847
Payments for redemption of mandatorily redeemable capital stock	(58,461)	(544)	(72)
Payments for repurchase/redemption of capital stock	(251,805)	(15,697)	(32,338)
Cash dividends paid	(99,054)	(45,721)	(87)

Net cash provided by (used in) financing activities	(1,393,027)	4,018,726	(33,216)

Net increase (decrease) in cash and cash equivalents	(22,501)	(7,105)	(6,795)

Cash and cash equivalents at beginning of the year	37,523	44,628	51,423

Cash and cash equivalents at end of the year	$15,022	$37,523	$44,628

Supplemental Disclosures
Interest paid	$1,653,903	$1,183,295	$892,377
AHP payments, net	14,117	13,160	18,062
REFCORP payments	29,655	30,979	26,938

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

NOTES TO FINANCIAL STATEMENTS

These Notes to Financial Statements should be read in conjunction with the Statement of Condition as of December 31, 2006, and 2005 and the Statement of Income, Statement of Capital, and Statement of Cash Flows for the years ended December 31, 2006, 2005, and 2004.

Background Information

The Federal Home Loan Bank of Indianapolis (the “Bank”), a federally chartered corporation, is one of 12 district Federal Home Loan Banks. We serve the public by enhancing the availability of credit for residential mortgages and targeted community development. We provide a readily available, low-cost source of funds to our members. All federally-insured depository institutions and insurance companies that have a principal place of business located in Indiana or Michigan are eligible to become members of our Bank. We are a cooperative, which means that current members or their successors own nearly all of our outstanding capital stock and may receive dividends on their investment. Former members own the remaining capital stock to support capital plan requirements and business transactions still carried on our Statement of Condition. Regulated financial depositories and insurance companies engaged in residential housing finance may apply for membership. State and local housing authorities that meet certain statutory criteria may also borrow from the Bank. While eligible to borrow, housing associates are not members of the Bank and, as such, are not required to hold capital stock.

All members must purchase stock in our Bank. Members must own our capital stock based on the amount of their total mortgage assets. Each member is also required to purchase activity-based capital stock as it engages in certain business activities with us. As a result of these requirements, we conduct business with shareholders in the normal course of business. See Note 20 for more information about transactions with shareholders.

The Federal Housing Finance Board (“Finance Board”), an independent agency in the executive branch of the U.S. government, supervises and regulates the Federal Home Loan Banks and the Office of Finance. The Office of Finance is a joint office of the Federal Home Loan Banks established by the Finance Board to facilitate the issuance and servicing of the consolidated obligations of the Federal Home Loan Banks. The Finance Board’s principal purpose is to ensure that the Federal Home Loan Banks operate in a safe and sound manner. In addition, the Finance Board ensures that the Federal Home Loan Banks carry out their housing finance mission, remain adequately capitalized, and can raise funds in the capital markets. Also, the Finance Board establishes policies and regulations covering the operations of the Federal Home Loan Banks. Each Federal Home Loan Bank operates as a separate entity with its own management, employees, and board of directors. We do not have any special purpose entities or any other types of off-balance sheet conduits.

As provided by the Federal Home Loan Bank Act of 1932 (the “Bank Act”), as amended, or Finance Board regulation, the Federal Home Loan Banks’ Consolidated Obligations (“CO”), consisting of CO Bonds and Discount Notes, are backed only by the financial resources of the Federal Home Loan Banks and are the primary source of funds for the Federal Home Loan Banks. The Finance Board established the Office of Finance as a joint office of the Federal Home Loan Banks to facilitate issuance and servicing of COs. Deposits, other borrowings, and capital stock issued to members are also sources of funds. We primarily use these funds to provide Advances to members and to purchase loans from members through our Mortgage Purchase Program (“MPP”). We also provide member institutions with correspondent services, such as wire transfer, security safekeeping, and settlement.

Note 1 — Significant Accounting Policies

Use of Estimates. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make assumptions and estimates. These assumptions and estimates affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates.

Interest-Bearing Deposits. These investments include certificates of deposit transacted with non-member counterparties or members and their affiliates, provide short-term liquidity and are carried at cost. These investments also include other interest-bearing deposits carried at cost that have been pledged as collateral to non-member swap counterparties. We do not classify interest-bearing deposits as a cash equivalent.

Federal Funds Sold. These investments include activities transacted with non-member counterparties or members and their affiliates. They provide short-term liquidity and are carried at cost. We do not classify federal funds sold as a cash equivalent.

Investment Securities. These investment securities were issued by non-member counterparties, affiliates of members or former members, or represent investments in other Federal Home Loan Banks COs.

We carry, at cost, investments for which we have both the ability and intent to hold to maturity, adjusted for the amortization of premiums and accretion of discounts using the level-yield method.

We classify investments acquired for purposes of liquidity and asset/liability management as trading and carry them at fair value. We record changes in the fair value of these investments in Other income (loss). However, we do not participate in speculative trading practices and may hold these investments for an extended period of time as management periodically evaluates its liquidity needs.

We classify certain investments, including investment securities purchased from non-member counterparties or other Federal Home Loan Banks, which we may sell before maturity, as available-for-sale and carry them at fair value. Unrealized holding gains and losses are reported in Accumulated other comprehensive income (loss). For available-for-sale securities that have been hedged and qualify as a fair value hedge, we record the portion of the change in value related to the risk being hedged in Other income (loss) as Net gain (loss) on derivatives and hedging activities together with the related change in the fair value of the derivative, and record the remainder of the change in Accumulated other comprehensive income (loss) as Net unrealized gain (loss) on available-for-sale securities. For available-for-sale securities that do not qualify as fair value hedges, we record the total amount of unrealized gain or loss on the security in Accumulated other comprehensive income (loss).

Under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, (“SFAS 115”) changes in circumstances may cause us to change our intent to hold a certain security to maturity without calling into question our intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a held-to-maturity security due to certain changes in circumstances such as evidence of significant deterioration in the issuer’s creditworthiness or changes in regulatory requirements is not considered to be inconsistent with its original classification. Other events that are isolated, non-recurring, and unusual for our Bank that could not have been reasonably anticipated may cause us to sell or transfer a held-to-maturity security without necessarily calling into question our intent to hold other debt securities to maturity. For the years ended December 31, 2006, 2005, and 2004, there were no sales or transfers of held-to-maturity securities.

In addition, in accordance with SFAS 115, sales of held-to-maturity securities that meet either of the following two conditions may be considered as maturities for purposes of the held-to-maturity classification of these securities: 1) the sale occurs near enough to its maturity date (or call date if exercise of the call is probable) that interest rate risk is substantially eliminated as a pricing factor, and the changes in market interest rates would not have a significant effect on the security’s fair value, or 2) the sale of a security occurs after we have already collected a substantial portion (at least 85%) of the principal outstanding at acquisition due either to prepayments on the debt security or to scheduled payments on a debt security payable in equal installments (both principal and interest) over its term.

We compute the amortization and accretion of premiums and discounts on mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”) on an individual instrument level using the level-yield method over the estimated cash flows of the securities. This method requires a retrospective adjustment of the effective yield each time we change the estimated cash flows as if the new estimate had been known since the original acquisition date of the securities.

We compute gains and losses on sales of investment securities using the specific identification method and include these gains and losses in Other income (loss). We regularly evaluate outstanding investments for changes in fair value and record an impairment when a decline in fair value is deemed to be other-than-temporary. An investment is considered for impairment if the fair value of the investment is less than its amortized cost. After the investment is determined to be impaired, we evaluate whether this decline in value is other-than-temporary. When evaluating whether the impairment is other-than-temporary, we take into consideration whether or not we are going to receive all of the investment’s contractual cash flows and whether we have the intent and ability to hold the investment for a sufficient amount of time to recover the unrealized losses. In addition, we consider issuer or collateral specific factors, such as rating agency actions and business and financial outlook. We also evaluate broader industry and sector performance indicators.

If there is an other-than-temporary impairment in value of an investment, the decline in value is recognized as a loss and presented in the Statement of Income as Other expense. We have not experienced any other-than-temporary impairment in value of investments during 2006, 2005, or 2004.

Advances. We present loans to members, called Advances, net of unearned commitment fees, discounts, and the impact of hedge accounting. We amortize the discounts on Advances, on an individual instrument basis, to Interest income using the level-yield method. We credit interest on Advances to income as earned. Following the requirements of the Bank Act, we obtain sufficient collateral on Advances to protect us from losses. The Bank Act limits eligible collateral to certain investment securities, residential mortgage loans, cash or deposits with our Bank, and other eligible real estate-related assets. As Note 7 more fully describes, community financial institutions (FDIC-insured institutions with average assets over the preceding three-year period of $587 million or less during 2006) are eligible to utilize expanded statutory collateral rules that include secured small business and agricultural loans and securities representing a whole interest in such secured loans. We have not incurred any credit losses on Advances since our inception. Based upon the collateral held as security for the Advances and the repayment history of our Advances, management believes that an allowance for credit losses on Advances is unnecessary.

Mortgage Loans Held in Portfolio. We offer the MPP to our members under which we invest in FHA and conventional residential mortgage loans purchased directly from a participating member. We classify mortgage loans as held for investment and, accordingly, report them at their principal amount outstanding, including the net of premiums, discounts, and the impact of hedge accounting. MPP loans that qualify for fair value hedge accounting are recorded at their carrying amount, adjusted for changes in fair value due to the hedged risk. We manage the liquidity and interest rate risk of the loans. Our Bank and the member share in the credit risk on conventional loans, with the member assuming a first loss obligation equivalent to the greater of expected losses or the required deductible for the supplemental mortgage insurance (“SMI”) policy, while we assume credit losses in excess of primary mortgage insurance coverage, SMI coverage, and the member’s obligation.

To provide credit enhancement on conventional loans originated or acquired by a seller (i.e., a member), the seller funds a lender risk account (“LRA”) over time to cover, at a minimum, the expected losses. This account is established to conform to a regulation established by the Finance Board for all conventional MPP mortgage purchases. The Finance Board regulation stipulates that we are allowed to purchase loans from the member that have been credit enhanced to an AA asset. In order to comply with this regulation, we evaluate the proposed conventional mortgages to be sold to determine the amount of expected losses that will occur. The expected losses are used to determine the amount to be deposited into the LRA, and these funds are used to offset any losses that may occur. Funds not needed to absorb losses are paid to the selling members over a period of time established at the time of a Master Commitment Contract that governs the sale of loans in the program. No LRA is required after eleven years. This period was determined upon establishment of the program after reviewing the requirements of the SMI providers, and looking at the lower default rates and increased equity for seasoned loans after such length of time. The amount to be deposited monthly to an LRA, which ranges from 0.07% to 0.10% per annum of the outstanding balance of the pool, is established at the time the seller enters into a Master Commitment Contract, and is based on the size of the pool and the expected credit quality of the loans to be purchased. LRA funds are available to cover credit losses on any loan in the pool. On Master Commitment Contracts for which we will release the LRA balance, the minimum LRA balance required before funds can be returned to the seller ranges from 0.30% to 1.20% of the outstanding balance of the loans in the pool. This amount is also established in the Master Commitment Contract and varies with the size of the pool and the overall credit quality of the loans. If the LRA balance reaches the minimum requirement, any funds in excess of the required amount will be returned to the seller monthly. The LRA is recorded in Other liabilities and totaled $17,999,000 and 13,349,000 at December 31, 2006, and 2005, respectively.

In addition to the expected losses covered by the LRA, the member selling conventional loans is required to purchase SMI and to designate the Bank as the beneficiary as an enhancement to cover losses over and above losses covered by the LRA. The LRA and the SMI are calculated to provide, at a minimum, the equivalent of an investment grade rating (e.g., AA credit rating).

We defer and amortize mortgage loan premiums and discounts paid to and received from our participating members, on a pooled loan basis, as Interest income using the level-yield method over the estimated cash flows of the related mortgage loans. Actual prepayment experience and estimates of future principal prepayments are used in calculating the estimated cash flows of the mortgage loans. We aggregate the mortgage loans by similar characteristics (i.e., type, maturity, note rate, and acquisition date) in determining prepayment estimates. The level-yield method requires a retrospective adjustment each time we change the estimated prepayment amounts so that it is as if the new estimate had been known since the original acquisition date of the assets.

We receive payments on either a scheduled/scheduled or an actual/actual basis. Under the scheduled/scheduled option we receive scheduled monthly principal and interest from the servicer regardless of whether the mortgagee is making payments to the servicer. Under actual/actual servicing agreements the servicers remit payments as they are received from the borrowers.

For loans not purchased on a scheduled/scheduled basis, we place certain conventional loans greater than 90 days past due on nonaccrual status. Loans remain on non-accrual status until the past due status has been remedied. An FHA loan is not placed on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due because of the U.S. government guarantee of the loan and contractual obligation of the loan servicer.

We base the allowance for credit losses on management’s estimate of credit losses inherent in our mortgage loan portfolio as of the Statement of Condition date after consideration of the estimated liquidation value of collateral held, the LRA, and SMI. Actual losses are first covered by the member’s funded LRA and SMI policy. We perform quarterly reviews of our portfolio to identify the estimated losses inherent within the portfolio and to determine the likelihood of collection of the portfolio above these levels. The overall allowance is determined by an analysis that includes consideration of various data observations such as past performance, current performance, loan portfolio characteristics, collateral valuations, the member’s credit enhancement through the LRA and SMI coverage, recorded claims against LRA coverage, industry data, and prevailing economic conditions.

As a result of this analysis, we have determined that each member’s obligation for losses and the mortgage insurance coverage exceeds the inherent losses in the portfolio. Should we experience actual losses in excess of the credit enhancement provided by the LRA and SMI, these would be recognized credit losses for financial reporting purposes. Since the inception of the MPP, we have not experienced any loss on the MPP portfolio, and none are anticipated at this time. Accordingly, no allowance for loan losses is considered necessary at December 31, 2006, and 2005.

Our policy is to charge-off a loan against our loan loss allowance when, after foreclosure, the liquidation value of the real estate collateral plus expected recovery under the LRA or SMI policy does not cover our mortgage loan balance outstanding or when an estimated or known loss exists.

Premises, Software, and Equipment. We record premises, software, and equipment at cost, less accumulated depreciation and amortization. Our accumulated depreciation and amortization was $11,711,000, and $11,066,000 at December 31, 2006, and 2005, respectively. We compute depreciation using the straight-line method over the estimated useful lives of relevant assets as follows:

Class of Assets	Estimated Life
Automobiles	1 – 3 years
Computer hardware and software	5 years
Equipment	8 years
Furniture	10 years
Building	40 years

We amortize leasehold improvements using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining term of the lease. We capitalize improvements and major renewals, but expense ordinary maintenance and repairs when incurred. Depreciation and amortization expense was $1,362,000, $1,464,000, and $1,472,000, for the years ended December 31, 2006, 2005, and 2004, respectively. We include any gain or loss on disposal of premises and equipment in Other income (loss). The net realized gain (loss) on disposal of premises, software, and equipment was $(6,000), $0, and $0 for the years ended December 31, 2006, 2005, and 2004, respectively.

Derivatives. Accounting for derivatives is addressed in SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivatives Instruments and Hedging Activities — Deferral of Effective Date of FASB Statement No. 133, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 133”). All derivatives are recognized in the Statement of Condition at their fair values and designated as one of the following:

(1)	a hedge of the fair value of a recognized asset or liability (a “fair value” hedge);

(2)	a non-qualifying hedge of an asset or liability (an “economic” hedge) for asset/liability management purposes; or,

(3)	a non-qualifying hedge of another derivative (an “intermediation” hedge) that is offered as a product to members or used to offset other derivatives with non-member counterparties.

Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in Other income (loss) as Net gain (loss) on derivatives and hedging activities.

Changes in the fair value of a derivative not qualifying as a hedge are recorded in current period earnings with no fair value adjustment to an asset or liability. Both the net interest on the derivative and the fair value adjustments are recorded in Other income (loss) as Net gain (loss) on derivatives and hedging activities. Cash flows associated with stand-alone derivatives hedging interest rate risk are reflected as cash flows from operating activities in the Statement of Cash Flows.

The differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges are recognized as adjustments to the income or expense of the designated underlying investment securities, advances, COs, or other financial instruments. The differentials between accruals of interest receivables and payables on intermediated derivatives for members and other economic hedges are recognized as Other income (loss).

If hedging relationships meet certain criteria specified in SFAS 133, they are eligible for hedge accounting and the offsetting changes in fair value of the hedged items may be recorded in earnings. The application of hedge accounting generally requires us to evaluate the effectiveness of the hedging relationships on an ongoing basis and to calculate the changes in fair value of the derivatives and related hedged items independently. This is known as the “long-haul” method of accounting. Transactions that meet more stringent criteria qualify for the “short-cut” method of hedge accounting in which an assumption can be made that the change in fair value of a hedged item exactly offsets the change in value of the related derivative.

Derivatives are typically executed at the same time as the hedged advances or CO Bonds and we designate the hedged item in a qualifying hedge relationship as of the trade date. In many hedging relationships, we may designate the hedging relationship upon its commitment to disburse an Advance or trade a CO Bond in which settlement occurs within the shortest period of time possible for the type of instrument based on market settlement conventions. We define market settlement conventions for Advances as five business days or less and for CO Bonds as thirty calendar days or less, using a next business day convention. We record the changes in fair value of the derivative and the hedged item beginning on the trade date. When the hedging relationship is designated on the trade date and the fair value of the derivative is zero on that date, we consider the paragraph 68b criteria within SFAS 133 for applying the short-cut method to be met provided all the other criteria of SFAS 133 paragraph 68 are also met.

We record derivatives on the trade date and record the associated hedged item on the settlement date. Hedge accounting commences on the trade date, at which time subsequent changes to the derivative’s fair value are recorded along with the changes in the fair value of the hedged item. On the settlement date, the adjustments to the hedged item’s carrying amount are combined with the proceeds and become part of its total carrying amount.

When hedge accounting is discontinued due to our determination that the derivative no longer qualifies as an effective fair value hedge of an existing hedged item, we will continue to carry the derivative in the Statement of Condition at its fair value recognizing changes in the fair value of the derivative in current period earnings, cease to adjust the hedged asset or liability for changes in fair value, and amortize, using the level-yield method, the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we will carry the derivative at its fair value in the Statement of Condition, recognizing changes in the fair value of the derivative in current period earnings.

We review all contracts that do not in their entirety meet the definition of a derivative instrument, including CO Bonds, for embedded derivatives. Embedded derivatives require separation from their host contract (the CO Bond instrument without the impact of the embedded derivative) if it is determined they are not clearly and closely related to the host contract. If it is determined that they are not clearly and closely related, each derivative is evaluated, measured, and accounted for as a separate derivative instrument in the financial statements.

Mandatorily Redeemable Capital Stock. We adopted SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”) effective as of January 1, 2004. In compliance with SFAS 150, although there has been no change in shareholders’ rights related to capital stock redemption requests, we reclassify the stock subject to redemption from equity to liability after a member exercises a written redemption request and attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership, since the member shares will then meet the definition of a mandatorily redeemable financial instrument. Member shares meeting this definition are reclassified to a liability at fair value. Dividends declared on member shares classified as a liability in accordance with SFAS 150 are accrued at the expected dividend rate and reflected as Interest expense in the Statement of Income. The repayment of these mandatorily redeemable financial instruments will be reflected as cash outflows in the financing activities section of the Statement of Cash Flows once settled.

Prepayment Fees. We charge a member a prepayment fee when the member prepays certain Advances before the original maturity. We record prepayment fees, net of SFAS 133 basis adjustments included in the book value of the Advance, as Prepayment fees on Advances, net in the Interest income section of the Statement of Income. In cases in which we fund a new Advance concurrent with, or within a short period of time of, an existing prepaying Advance, we evaluate whether the new Advance meets the accounting criteria to qualify as a modification of an existing Advance based on guidance in Emerging Issues Task Force (“EITF”) 01-07, Creditor’s Accounting for a Modification or Exchange of Debt Instruments.

If the new Advance, including an Advance in a hedging relationship, qualifies as a modification of the existing Advance, the net prepayment fee on the prepaid Advance is deferred, recorded in the basis of the modified Advance, and amortized over the life of the modified Advance. We evaluate whether the new Advance qualifies as a modification of the original Advance, or hedged Advance, by analyzing (i) whether the effective yield on the new Advance is at least equal to the effective yield for a comparable Advance to a similar member that is not refinancing or restructuring and (ii) whether the modification of the original Advance is more than minor.

When the modified Advance is also hedged and the hedge meets the hedging criteria in accordance with SFAS 133, it is marked to fair value after the modification, and subsequent fair value changes are recorded in Other income (loss).

If we determine that a new Advance does not qualify as a modification of an existing Advance that is prepaid, it is treated as a new Advance. We record the net fees on the prepaid Advance as Prepayment fees on Advances, net in the Interest income section of the Statement of Income.

Commitment Fees. We record annual commitment fees for standby letters of credit when we receive the fees. We believe that the likelihood of a loss related to a standby letter of credit is remote based upon past experience.

Concessions on Consolidated Obligations. We defer and amortize, using the level-yield method, on an individual instrument basis, the amounts paid to dealers in connection with the sale of CO Bonds over the term to maturity of the COs. The Office of Finance prorates the amount of the concession to us based upon the percentage of the debt issued that is assumed by our Bank. Unamortized concessions were $15,670,000 and $19,415,000 at December 31, 2006, and 2005, respectively, and are included in Other assets. Amortizations of such concessions are included in CO Bonds interest expense and totaled $7,224,000, $7,480,000, and $13,635,000 in 2006, 2005, and 2004, respectively. We defer and amortize, using the level-yield method, the concessions applicable to the sale of Discount Notes over the term to maturity. These amounts are recorded as Discount Notes Interest Expense in the Statement of Income.

Discounts and Premiums on COs. We amortize the discounts on Discount Notes to expense on an individual instrument basis using the level-yield method over the term of the related notes. We amortize the discounts and premiums on CO Bonds to CO Bonds Interest Expense using the level-yield method over the term to maturity of the COs.

Finance Board and Office of Finance Expenses. We are assessed for our proportionate share of the costs of operating the Finance Board, our primary regulator, and the Office of Finance, which manages the sale of COs. The Finance Board allocates its operating and capital expenditures to the Federal Home Loan Banks based on each Federal Home Loan Bank’s percentage of total combined regulatory capital plus retained earnings. The Office of Finance allocates its operating and capital expenditures based on each Federal Home Loan Bank’s percentage of capital stock, percentage of COs issued, and percentage of COs outstanding.

Employee Benefit Plans. We record the periodic benefit cost associated with our employee retirement plans and our contributions associated with our defined contribution plans as Compensation and benefits in the Statement of Income. Our obligation under these plans is recorded as an Other liability. Our benefit plans are unfunded; however, we maintain a grantor trust to fund our supplemental executive retirement plan and a rabbi trust to fund the supplemental executive thrift and directors’ deferred compensation plans. The securities in these trusts are recorded as a component of Other assets. The unrealized gains and losses on these securities are netted with the costs of the benefit plans in Compensation and benefits in the Statement of Income. See Note 14.

Other Expenses. We classify third party volume-related mortgage loan costs as Other expenses. These expenses include mortgage master servicing and quality assurance fees.

AHP. The Bank Act requires each Federal Home Loan Bank to establish and fund an Affordable Housing Program (“AHP”) (see Note 8). We charge the required funding for AHP to earnings and establish a liability. The AHP funds provide subsidies in the form of direct grants to members that use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. We issue AHP Advances to members at interest rates below the customary interest rate for non-subsidized Advances. When we make an AHP Advance, the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP Advance rate and our related cost of funds for comparable maturity funding is charged against the AHP liability and recorded as a discount on the AHP Advance.

REFCORP Assessments. Although we are exempt from ordinary Federal, state, and local taxation, except for local real estate tax, we are required to make quarterly payments to the Resolution Funding Corporation (“REFCORP”) to pay toward interest on bonds issued by REFCORP. See Note 9 for more information.

Estimated Fair Values. Many of our financial instruments lack an available trading market characterized by transactions between a willing buyer and a willing seller engaging in an exchange transaction. Therefore, we use internal models employing significant estimates and present-value calculations when disclosing estimated fair values. Note 17 provides more details on the estimated fair values of our financial instruments.

Cash Flows. In the Statement of Cash Flows, we consider Cash and due from banks as cash equivalents because of their highly liquid nature. Federal funds sold and interest-bearing deposits are not treated as cash and cash equivalents for purposes of the Statement of Cash Flows but instead are treated as short-term investments and are reflected in the investing activities section of the Statement of Cash Flows.

Reclassifications. Certain amounts in the 2005 and 2004 financial statements have been reclassified to conform to the 2006 presentation. The amounts presented as Fees on derivatives in the operating section of the Statement of Cash Flows were reported in Net change in Net derivatives — net accrued interest in 2005 and 2004.

Note 2 — Recently Issued Accounting Standards & Interpretations

SFAS 155. On February 16, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (“SFAS 155”), which resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets (“DIG Issue D1”). SFAS 155 amends SFAS 133 to simplify the accounting for certain derivatives embedded in other financial instruments (a hybrid financial instrument) by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise required bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in DIG Issue D1. SFAS 155 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and

Extinguishment of Liabilities, a replacement of FASB Statement 125 (“SFAS 140”) to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006 (January 1, 2007, for the Bank), with earlier adoption allowed. We do not expect that the implementation of SFAS 155 will have a material impact on our results of operations or financial condition.

SAB 108. On September 13, 2006, the SEC issued SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). Traditionally, there have been two widely recognized methods for quantifying the effects of financial statement restatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, which includes the reversing effect of prior year misstatements. The sole use of the roll-over method can lead to the accumulation of misstatements in the balance sheet. The iron curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on reversing effects of prior year errors on the income statement.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the misstatements of each of the Bank’s financial statements and related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.

SAB 108 permits the Bank to initially apply its provisions by (i) restating prior financial statements as if the dual approach had always been used or (ii) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006, with an offsetting adjustment recorded to the opening balance of retained earnings. It should be noted that misstatements solely related to the 2006 calendar year would not be included in the transition cumulative adjustment. Use of the “cumulative effect” transition method requires a detailed disclosure of the nature and amount of each individual error (regardless of materiality) being corrected through the cumulative adjustment and how and when it arose.

We did not have any uncorrected misstatements at January 1, 2006 and therefore, have not been required to make any adjustments as a result of SAB 108.

SFAS 157. On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). In defining fair value, SFAS 157 retains the exchange price notion in earlier definitions of fair value. However, the definition focuses on the price that would be received to sell an asset or paid to transfer a liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 applies whenever other accounting pronouncements require or permit fair value measurements. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 also establishes a fair value hierarchy that prioritizes the information used to develop assumptions used to determine the exit price. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008, for the Bank), and interim periods within those fiscal years, with early adoption permitted provided the entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. We have not yet determined the impact, if any, that the implementation of SFAS 157 will have on our results of operations or financial condition.

SFAS 158. On September 29, 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires that an employer that is a business entity and sponsors one or more single-employer defined benefit plans to:

a)	Recognize the funded status of a benefit plan — measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation — in its statement of financial position. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation.

b)	Recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87, Employers’ Accounting for Pensions, or No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation remaining from the initial application of Statements 87 and 106, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition provisions of those Statements.

c)	Measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions).

d)	Disclose in the notes to the financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.

Our adoption of SFAS 158 as of December 31, 2006, did not have a material impact on our results of operations or financial condition. See Note 14 of our Financial Statements.

DIG Issue B40. On December 20, 2006, the FASB issued Derivatives Implementation Group (“DIG”) No. B40, Application of Paragraph 13(b) to Securitized Interest in Prepayable Financial Assets (“DIG Issue B40”). DIG Issue B40 clarifies when a securitized interest in prepayable financial assets is subject to the conditions in paragraph 13(b) of SFAS 133. DIG Issue B40 becomes effective upon initial adoption of SFAS 155 (January 1, 2007, for the Bank). We do not expect DIG Issue B40 to have a material impact on our results of operations or financial condition.

SFAS 159. On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS159 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008, for the Bank). Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS157. Implementation of SFAS159 is optional. Although we have not yet determined the effect that the implementation of SFAS159 will have on our results of operations or financial condition, we believe that, if implemented, it could have a material impact on our results of operations and financial condition.

Note 3 — Cash and Due from Banks

Compensating Balances. We have the option of maintaining compensating balances with, or paying service fees to, various commercial banks in consideration for certain services. During the years ended December 31, 2006, 2005, and 2004, average daily required compensating balances to offset fees were $9,654,000, $7,747,000, and $41,466,000, respectively. The average compensating balances actually maintained with commercial banks during the years ended December 31, 2006, 2005, and 2004 were $913,000, $408,000, and $621,000, respectively. As a result, we paid $179,000, $174,000, and $386,000 in service fees for the years ended December 31, 2006, 2005, and 2004, respectively. In addition, we maintained average required clearing balances with various Federal Reserve Banks and branches of $5,000,000 for the years ended December 31, 2006, 2005, and 2004. These required clearing balances may not be withdrawn; however, earnings credits on these balances may be used to pay for services received from the Federal Reserve Banks. In addition, we paid $1,151,000, $1,283,000, and $972,000 in service fees to the Federal Reserve Banks for the years ended December 31, 2006, 2005, and 2004, respectively.

Pass-through Deposit Reserves. We act as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. The amount shown as Cash and due from banks includes pass-through reserves deposited with Federal Reserve Banks of approximately $12,225,000 at December 31, 2006, and $13,592,000 as of December 31, 2005.

Note 4 — Trading Security

We held a non-federal agency residential mortgage-backed security classified as a trading security purchased from a non-member counterparty with an estimated book value of $0, and $43,385,000 at December 31, 2006, and 2005, respectively. Net loss on the trading security during the years ended December 31, 2006, 2005, and 2004, included a change in net realized/unrealized holding losses of $755,000, $4,499,000, and $5,286,000, respectively. The total decline in book value of $43,385,000 during 2006 is attributable to the net realized losses of $755,000, principal paydowns of $42,380,000, and a decrease of $250,000 in accrued interest receivable due to the principal paydowns on the security.

Note 5 — Available-for-Sale Securities

There were no available-for-sale securities outstanding as of December 31, 2006 or December 31, 2005. During the year ended December 31, 2005, we sold all of our available-for-sale securities. Excluding the impact of available-for-sale hedge accounting, gross gains of $42,840,000 were realized on the sales of these securities related to investment purchases from non-member counterparties for the year ended December 31, 2005. After the impact of available-for-sale hedge accounting, a net gain on the sale of $19,621,000 was recognized. There were no sales of available-for-sale securities during 2004.

Note 6 — Held-to-Maturity Securities

Major Security Types. Held-to-maturity securities purchased from non-member counterparties and members and their affiliates as of December 31, 2006, were as follows ($ amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency obligations	$8,070	$54	$—	$8,124
MBS and ABS
U.S. agency obligations — guaranteed	41,145	40	(284)	40,901
Government Sponsored Entities (“GSEs”)	918,783	361	(28,373)	890,771
Other(1)	5,576,394	9,023	(121,759)	5,463,658

Total	$6,544,392	$9,478	$(150,416)	$6,403,454

(1)	There were no MBS on which other Federal Home Loan Banks are the primary obligors included in our held-to-maturity portfolio at December 31, 2006. Included in other MBS and ABS are securities issued by affiliates of members or former members.

A summary of the MBS issued by affiliates of members or former members as of December 31, 2006, follows ($ amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
ABN AMRO Mortgage Corporation	$63,705	$—	$(1,335)	$62,370
Wells Fargo Mortgage Backed Securities Trust	832,313	245	(12,926)	819,632

Total	$896,018	$245	$(14,261)	$882,002

Held-to-maturity securities as of December 31, 2005, were as follows ($ amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency obligations	$13,585	$122	$—	$13,707
MBS and ABS
U.S. agency obligations — guaranteed	72,253	30	(443)	71,840
GSEs	1,075,397	184	(35,057)	1,040,524
Other(1)	5,658,644	17,427	(121,139)	5,554,932

Total	$6,819,879	$17,763	$(156,639)	$6,681,003

(1)	There were no MBS on which other Federal Home Loan Banks are the primary obligors included in our held-to-maturity portfolio at December 31, 2005. Included in other MBS and ABS are securities issued by affiliates of members or former members that owned our capital stock.

A summary of the MBS issued by affiliates of members or former members as of December 31, 2005, follows ($ amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
ABN AMRO Mortgage Corporation	$80,940	$—	$(1,476)	$79,464
Wells Fargo Mortgage Backed Securities Trust	703,063	—	(11,763)	691,300

Total	$784,003	$—	$(13,239)	$770,764

The following table summarizes the held-to-maturity securities with unrealized losses as of December 31, 2006. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position ($ amounts in thousands).

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS and ABS
U.S. agency obligations — guaranteed	$—	$—	$37,039	$(284)	$37,039	$(284)
GSEs	45,113	(201)	770,842	(28,172)	815,955	(28,373)
Other(1)	330,957	(716)	3,944,712	(121,043)	4,275,669	(121,759)

Total temporarily impaired	$376,070	$(917)	$4,752,593	$(149,499)	$5,128,663	$(150,416)

(1)	Included in Other MBS and ABS with unrealized losses greater than 12 months or more was one security we purchased from ABN AMRO Mortgage Corporation with an amortized cost of $63.7 million and a market value of $62.4 million and eight securities we purchased from Wells Fargo Mortgage Backed Securities Trust with an amortized cost of $671.3 million and a market value of $658.4 million.

The following table summarizes the held-to-maturity securities with unrealized losses as of December 31, 2005. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position ($ amounts in thousands).

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

MBS and ABS
U.S. agency obligations — guaranteed	$66,816	$(443)	$—	$—	$66,816	$(443)
GSEs	576,593	(13,001)	405,364	(22,056)	981,957	(35,057)
Other(1)	2,592,993	(34,397)	2,299,811	(86,742)	4,892,804	(121,139)

Total temporarily impaired	$3,236,402	$(47,841)	$2,705,175	$(108,798)	$5,941,577	$(156,639)

(1)	Included in Other MBS and ABS with unrealized losses greater than 12 months or more were two securities we purchased from ABN AMRO Mortgage Corporation with an amortized cost of $80.9 million and a market value of $79.5 million and one security we purchased from Wells Fargo Mortgage Backed Securities Trust with an amortized cost of $95.9 million and a market value of $91.5 million. Included in Other MBS and ABS with unrealized losses less than 12 months were seven securities we purchased from Wells Fargo Mortgage Backed Securities Trust with an amortized cost of $607.2 million and a market value of $599.8 million.

The unrealized losses on our investments in MBS and ABS were caused by interest rate fluctuations. Since we have the ability and intent to hold these investments until a full recovery of the unrealized losses, which may be maturity, and in part, based on the creditworthiness of the issuers and the underlying collateral, we do not consider these investments to be other-than-temporarily impaired at December 31, 2006.

Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at December 31, 2006, and 2005, are shown below ($ amounts in thousands). Expected maturities of some securities and MBS and ABS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	2006		2005
Year of Maturity	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	1,682	1,665	2,436	2,420
Due after five years through ten years	—	—	—	—
Due after 10 years	6,442	6,405	11,271	11,165
MBS and ABS	6,395,330	6,536,322	6,667,296	6,806,294

Total	$6,403,454	$6,544,392	$6,681,003	$6,819,879

The amortized cost of our MBS and ABS classified as held-to-maturity includes net discounts of ($39,195,000) and ($45,118,000) at December 31, 2006, and 2005, respectively.

Interest Rate Payment Terms. The following table details interest rate payment terms for investment securities classified as held-to-maturity at December 31, 2006, and 2005 ($ amounts in thousands):

	2006	2005
Amortized cost of held-to-maturity state or local housing agency securities
Fixed rate	$8,070	$13,585
Amortized cost of held-to-maturity MBS and ABS
Pass-through securities
Fixed rate	1,786	4,228
Variable rate	3,822	4,994
Collateralized mortgage obligations
Fixed rate	6,489,148	6,731,107
Variable rate	41,566	65,965

Total	$6,544,392	$6,819,879

Note 7 — Advances to Members

Redemption Terms. At December 31, 2006, and 2005, we had Advances outstanding to members, including AHP Advances (see Note 8), at interest rates ranging from 2.21% to 8.34% and 1.76% to 8.57%, respectively, as summarized below ($ amounts in thousands). In 2006, the Advance with an interest rate of 2.21% is a fixed-rate bullet Advance that was originated during a low interest-rate environment. In 2005, the Advance with an interest rate of 1.76% is a fixed-rate amortizing mortgage Advance that was originated during a low interest-rate environment.

	2006		2005
Year of Maturity	Amount	Weighted Average Interest Rate %	Amount	Weighted Average Interest Rate %
Overdrawn demand deposit accounts(1)	$9,610	7.31	$—	—
2006	—	—	9,496,104	3.73
2007	7,426,375	4.48	4,325,260	3.79
2008	4,369,649	4.08	4,104,103	3.96
2009	2,057,004	4.56	1,337,819	4.24
2010	2,942,302	4.93	2,929,609	4.92
2011	1,872,108	4.85	1,444,651	4.58
Thereafter	3,689,257	5.05	2,268,853	4.86
Index amortizing Advances	425	7.26	437	7.26

Total par value	22,366,730	4.59	25,906,836	4.09
Discount on AHP Advances	(294)		(717)
SFAS 133 hedging adjustments	(94,510)		(104,250)
Other adjustments(2)	10,331		11,993

Total	$22,282,257		$25,813,862

(1)	At December 31, 2005, overdrawn demand deposit accounts totaling $356,000 with a weighted average interest rate of 6.18% were classified as Other assets in the Statement of Condition.
(2)	Other adjustments include deferred prepayment fees being recognized through the payment on the new Advance.

Index amortizing Advances require repayment according to amortization schedules linked to the level of various indices.

We offer Advances to members that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable Advances). At December 31, 2006, and 2005, we had no callable Advances. Other fixed-rate Advances may only be prepaid by paying a prepayment fee that makes us financially indifferent to the prepayment of the Advance.

We also offer putable Advances. With a putable Advance, we offer a discounted interest rate to, in effect, purchase an option from the member that allows us to convert the fixed-rate Advance to a floating rate, which we normally would exercise when interest rates increase. Upon exercise of our conversion option, the member has the right to terminate the Advance and reborrow on new terms. At December 31, 2006, and 2005, we had putable Advances outstanding totaling $3,662,050,000, and $4,464,900,000, respectively.

The following table summarizes Advances at December 31, 2006, and 2005, by the earlier of the year of maturity or next put date ($ amounts in thousands):

Year of Maturity or Next Put Date	2006	2005
Overdrawn demand deposit accounts	$9,610	$—
2006	—	10,315,319
2007	10,207,425	4,378,760
2008	4,417,649	4,078,103
2009	2,096,504	1,353,529
2010	1,811,452	1,749,259
2011	1,194,108	176,301
Thereafter	2,629,557	3,855,128
Index amortizing Advances	425	437

Total par value	$22,366,730	$25,906,836

Security Terms. We lend to financial institutions involved in housing finance within our district according to federal statutes, including the Bank Act. The Bank Act requires us to obtain sufficient collateral on Advances to protect against losses and to accept only certain U.S. government or government agency securities, residential mortgage loans, cash or deposits and member capital stock, and other eligible real estate-related assets as collateral on such Advances. However, Community Financial Institutions (“CFIs”) are eligible under expanded statutory collateral rules to use secured small business, small farm and small agriculture loans, and securities representing a whole interest in such secured loans. As additional security, we have a statutory lien on each borrower’s capital stock in our bank. At December 31, 2006, and 2005, we had rights to collateral on a member by member basis with an estimated value greater than outstanding Advances. On the basis of the financial condition of the member, the type of security agreement and other factors, we impose one of two requirements to protect the collateral secured. We either:

(1)	allow the member to retain possession of the collateral assigned to us, if the member executes a written security agreement and agrees to hold such collateral for our benefit; or

(2)	require the member specifically to assign or place physical possession of such collateral with us or a third-party custodian approved by our bank.

Beyond these provisions, Section 10(e) of the Bank Act affords any security interest granted by a member to us priority over the claims or rights of any other party. The exceptions are those claims that would be entitled to priority under otherwise applicable law and are held by bona fide purchasers for value or by secured parties with perfected security interests. We also perfect our security interest in the collateral by filing Uniform Commercial Code financing statements with the appropriate governmental authorities against all member borrowers and any affiliates that also provide collateral for a member, except in some cases when collateral is otherwise perfected through physical possession.

Credit Risk. While we have never experienced a credit loss on an Advance to a member, the expansion of eligible collateral for CFIs and non-member housing associates provides the potential for additional credit risk for us. Our management has policies and procedures in place to appropriately manage this credit risk. Accordingly, we have not provided any allowances for losses on Advances.

Our potential credit risk from Advances is concentrated in commercial banks and savings institutions. As of December 31, 2006, and 2005, we had Advances of $10.6 billion and $9.7 billion outstanding to two member institutions that individually held 10 percent or more of our Advances, which represented 47.4% and 37.4% of total Advances outstanding. The income earned from Advances to these member institutions, before the impact of hedge accounting, amounted to $378.1 million, $339.3 million and $292.2 million during 2006, 2005, and 2004. We held sufficient collateral to cover the Advances to these institutions, and we do not expect to incur any credit losses on these Advances. See Notes 19 and 20 for detail information on transactions with related parties.

Interest Rate Payment Terms. The following table details interest rate payment terms for Advances at December 31, 2006, and 2005 ($ amounts in thousands):

	2006	2005
Par amount of Advances
Fixed rate	$20,861,141	$20,992,749
Variable rate	1,505,589	4,914,087

Total	$22,366,730	$25,906,836

Prepayment Fees. The Federal Home Loan Bank records prepayment fees received from members on prepaid Advances net of any associated SFAS 133 hedging fair-value adjustments on those Advances.

The net amount of prepayment fees is reflected as Interest income in the Statement of Income. Gross Advance prepayment fees received from members were $6,970,000, $21,536,000, and $170,614,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

Note 8 — Affordable Housing Program

Section 10(j) of the Bank Act requires each Federal Home Loan Bank to establish an AHP. Each Federal Home Loan Bank provides subsidies in the form of direct grants and below-market interest rate Advances to members that use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the Federal Home Loan Banks must set aside for the AHP the greater of $100 million or 10 percent of regulatory income. Regulatory income is defined as GAAP income before interest expense related to mandatorily redeemable capital stock under SFAS 150 and the assessment for AHP, but after the assessment for REFCORP. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory calculation determined by the Finance Board. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. We accrue this expense monthly based on our regulatory income. We reduce the AHP liability as members use subsidies. Calculation of the REFCORP assessment is discussed in Note 9. We charge the amount set aside for AHP to income and recognize it as a liability. If we experienced a regulatory loss during a quarter, but still had regulatory income for the year, our obligation to the AHP would be calculated based on our year-to-date regulatory income. If we had regulatory income in subsequent quarters, we would be required to contribute additional amounts to meet our calculated annual obligation. If we experienced a regulatory loss for a full year, we would have no obligation to the AHP for the year except in the following circumstance. If the result of the aggregate 10 percent calculation described above is less than $100 million for all 12 Federal Home Loan Banks, then the Bank Act requires that each Federal Home Loan Bank contribute such prorated sums as may be required to assure that the aggregate contributions of the Federal Home Loan Banks equals $100 million. The proration would be made on the basis of the income of the Federal Home Loan Banks for the previous year.

There was no shortfall in 2006, 2005, or 2004. If we find that our required contributions are contributing to the financial instability of our bank, we may apply to the Finance Board for a temporary suspension of our contributions. We did not make such an application in 2006, 2005, or 2004.

We had outstanding principal in AHP-related Advances of $2,478,000 and $8,735,000 at December 31, 2006, and 2005, respectively.

The following presents a rollforward schedule of the AHP liability account for the years ending 2006 and 2005 ($ amounts in thousands):

	2006	2005
Balance at beginning of period	$27,025	$23,060
Annual assessment	13,458	17,125
Awards disbursed, net(1)	(14,117)	(13,160)

Balance at end of period	$26,366	$27,025

(1)	Awards disbursed are reported net of returns of previously disbursed grants and subsidies.

Note 9 — Resolution Funding Corporation

Each Federal Home Loan Bank is required to pay 20 percent of income to REFCORP, calculated in accordance with GAAP after the assessment for AHP, but before the assessment for the REFCORP. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. We accrue our REFCORP assessment on a monthly basis and record it as a Payable to REFCORP in our Statement of Condition. Calculation of the AHP assessment is discussed in Note 8. The REFCORP has been designated as the calculation agent for AHP and REFCORP assessments. Each Federal Home Loan Bank provides its net income before AHP and REFCORP to the REFCORP, which then performs the calculations for each quarter end.

The Federal Home Loan Banks will continue to expense these amounts until the aggregate amounts actually paid by all 12 Federal Home Loan Banks are equivalent to a $300 million annual annuity (or a scheduled payment of $75 million per quarter) with a final maturity date of April 15, 2030, at which point the required payment of each Federal Home Loan Bank to REFCORP will be fully satisfied. The Finance Board, in consultation with the Secretary of the Treasury, selects the appropriate discounting factors to be used in this annuity calculation. The Federal Home Loan Banks use the actual payments made to determine the amount of the future obligation that has been defeased. The cumulative amount to be paid to REFCORP by our Bank is not determinable at this time because it depends on the future earnings of all Federal Home Loan Banks and interest rates. If we experienced a net loss during a quarter, but still had net income for the year, our obligation to the REFCORP would be calculated based on our year-to-date net income. We would be entitled to a refund of amounts paid for the full year that were in excess of our calculated annual obligation. If we had net income in subsequent quarters, we would be required to contribute additional amounts to meet our calculated annual obligation. During periods where the cumulative amount paid to REFCORP represents an overpayment and we were entitled to a refund, we record the overpayment in Other assets in our Statement of Condition. If we experienced a net loss for a full year, we would have no obligation to the REFCORP for the year.

The Finance Board is required to extend the term of the Federal Home Loan Banks’ obligation to the REFCORP for each calendar quarter in which there is a deficit quarterly payment. A deficit quarterly payment is the amount by which the actual quarterly payment falls short of $75 million.

The Federal Home Loan Banks’ aggregate payments through 2006 exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and defeasing all future benchmark payments after the assessment for the second quarter of 2015. The Federal Home Loan Banks’ aggregate payments through 2006 have satisfied $3 million of the $75 million scheduled payment for the second quarter of 2015 and all scheduled payments thereafter. This date assumes that the Federal Home Loan Banks will pay exactly $300 million annually after December 31, 2006, until the annuity is satisfied.

The benchmark payments or portions of them could be reinstated if the actual REFCORP payments of the Federal Home Loan Banks fall short of $75 million in a quarter. The maturity date of the REFCORP obligation may be extended beyond April 15, 2030, if such extension is necessary to ensure that the value of the aggregate amounts paid by the Federal Home Loan Banks exactly equals a $300 million annual annuity. Any payment beyond April 15, 2030, will be paid to the Department of Treasury.

Note 10 — Mortgage Loans Held for Portfolio

The MPP involves the investment in mortgage loans that are purchased directly from our participating members. The total loans represent held-for-portfolio loans under the MPP whereby our members originate or acquire certain home mortgage loans that are then sold to us. See Note 20 for detailed information on transactions with related parties. The following table presents information as of December 31, 2006, and 2005, on mortgage loans held for portfolio ($ amounts in thousands):

Real Estate	2006	2005
Fixed-rate medium-term* single-family mortgages	$1,567,102	$1,562,612
Fixed-rate long-term** single-family mortgages	8,418,418	7,925,132

Total mortgage loans held for portfolio, par value	9,985,520	9,487,744
Premiums.	63,756	70,831
Discounts	(51,198)	(51,476)
SFAS 133 hedging adjustments	22,592	33,046

Total mortgage loans held for portfolio	$10,020,670	$9,540,145

*	Medium-term is defined as a term of 15 years or less.
**	Long-term is defined as terms of 20-30 years.

The following table details the par value of mortgage loans held for portfolio outstanding at December 31, 2006, and 2005, ($ amounts in thousands):

	2006	2005
FHA loans	$922,261	$952,399
Conventional loans	9,063,259	8,535,345

Total mortgage loans held for portfolio, par value	$9,985,520	$9,487,744

We had $1,000 and $2,000 of nonaccrual loans at December 31, 2006, and 2005, respectively.

The allowance for credit losses was $0 at December 31, 2006, and 2005. The provision (reversal) for credit losses was $0, $0, and $(574,000) for the years ended December 31, 2006, 2005, and 2004, respectively.

Mortgage loans are considered impaired when, by evaluating collectively groups of smaller balance homogenous loans, and, using current information and events, it is probable that we will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. At December 31, 2006, and 2005, we had no recorded investments in impaired mortgage loans.

The following table presents changes in the LRA for the years ended December 31, 2006, and 2005 ($ amounts in thousands):

	2006	2005
Balance of LRA at beginning of period	$13,349	$8,905
Collected through periodic interest payments	6,469	6,162
Disbursed for mortgage loan losses	(882)	(562)
Returned to the member	(937)	(1,156)

Balance of LRA at end of period	$17,999	$13,349

Note 11 — Deposits

We offer demand and overnight deposits for members and qualifying non-members. A member that services mortgage loans may deposit funds collected in connection with the mortgage loans, pending disbursement of such funds to the owners of the mortgage loans; we classify these items as Other deposits in Interest-bearing deposits in the following table. Other deposits also include cash collateral held with respect to derivative agreements. Overdrawn demand deposit accounts as of December 31, 2006, are included in Advances to members in the Statement of Condition.

Deposits are not insured by the Federal Deposit Insurance Corporation (“FDIC”), by the United States, or by any other agency of the United States. The deposits represent an obligation only of our Bank. Deposits classified as demand, overnight, and other, pay interest based on a daily interest rate. The average interest rates paid on average deposits were 4.84%, 3.10%, and 1.19% during 2006, 2005, and 2004, respectively.

The following table details Deposits as of December 31, 2006, and 2005 ($ amounts in thousands):

	2006	2005
Interest-bearing:
Demand and overnight	$847,362	$722,565
Other deposits	60,356	77,377

Total interest-bearing deposits	907,718	799,942

Non interest-bearing:
Pass-through deposit reserves(1)	12,225	—

Total non interest-bearing deposits	12,225	—

Total Deposits	$919,943	$799,942

(1)	Pass-through deposit reserves totaling $13,592,000 were included in Other liabilities in 2005.

Note 12 — Consolidated Obligations

COs consist of CO Bonds and Discount Notes and, as provided by the Bank Act or Finance Board regulation, are backed only by the financial resources of the Federal Home Loan Banks. The Federal Home Loan Banks issue COs through the Office of Finance, their agent. In connection with each debt issuance, each Federal Home Loan Bank specifies the amount of debt it wants issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each Federal Home Loan Bank. In addition, each Federal Home Loan Bank separately tracks and records as a liability its specific portion of consolidated obligations for which it is the primary obligor. The Finance Board and the U.S. Secretary of the Treasury have oversight over the issuance of Federal Home Loan Bank debt through the Office of Finance. CO Bonds are issued primarily to raise intermediate and long-term funds for the Federal Home Loan Banks and are not subject to any statutory or regulatory limits on maturity. Discount Notes are issued primarily to raise short-term funds. These notes sell at less than their face amount and are redeemed at par value when they mature.

Although we are primarily liable for our portion of COs (i.e., those issued on our behalf), we are also jointly and severally liable with the other 11 Federal Home Loan Banks for the payment of principal and interest on all COs of each of the Federal Home Loan Banks. The Finance Board, at its discretion, may require any Federal Home Loan Bank to make principal or interest payments due on any CO whether or not the CO represents a primary liability of our Bank. Although it has never occurred, to the extent that a Federal Home Loan Bank makes any payment on a CO on behalf of another Federal Home Loan Bank that is primarily liable for such CO, Finance Board regulations provide that the paying Federal Home Loan Bank is entitled to reimbursement from that non-complying Federal Home Loan Bank for any payments made on its behalf and other associated costs (including interest to be determined by the Finance Board). If, however, the Finance Board determines that such non-complying Federal Home Loan Bank is unable to satisfy its repayment obligations, then the Finance Board may allocate the outstanding liabilities of the non-complying Federal Home Loan Bank among the remaining Federal Home Loan Banks on a pro rata basis in proportion to each Federal Home Loan Bank’s participation in all COs outstanding or in any other manner it may determine to ensure that the Federal Home Loan Banks operate in a safe and sound manner.

The par amounts of the Federal Home Loan Banks’ outstanding COs, including COs held by other Federal Home Loan Banks, were approximately $951.7 billion and $937.5 billion at December 31, 2006, and 2005, respectively. See Note 19 for related party disclosures on our investments in other Federal Home Loan Banks’ COs. Regulations require us to maintain unpledged qualifying assets equal to our participation in the COs outstanding. Qualifying assets are defined as cash; secured Advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the COs; obligations, participations, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities which are or have ever been sold by Freddie Mac under the Bank Act; and such securities as fiduciary and trust funds may have invested in under the laws of the state in which each Federal Home Loan Bank is located. We maintained unpledged qualifying assets of $46.7 billion and $47.9 billion as of December 31, 2006, and 2005, respectively, and were, therefore, in compliance with the requirement.

To provide the holders of COs issued before January 29, 1993 (prior bondholders), with the protection equivalent to that provided under the Federal Home Loan Banks’ previous leverage limit of 12 times the Federal Home Loan Banks’ regulatory capital stock, prior bondholders have a claim on a certain amount of the qualifying assets (Special Asset Account (“SAA”)) if the aggregate regulatory capital stock of the Federal Home Loan Banks is less than 8.33% of the par value of COs. Mandatorily redeemable capital stock is considered capital stock for determining the Federal Home Loan Banks’ compliance with this requirement.

At December 31, 2006, and 2005, the Federal Home Loan Banks’ regulatory capital stock was 4.5% and 4.6%, respectively, of the par value of COs outstanding, and the required minimum SAA balance was approximately $26,000 and $110,000 at December 31, 2006, and 2005, respectively. Further, the regulations require each Federal Home Loan Bank to transfer qualifying assets in the amount of its allocated share of the Federal Home Loan Banks’ SAA to a trust for the benefit of the prior bondholders if its capital-to-assets ratio falls below 2%. As of December 31, 2006, and 2005, no Federal Home Loan Bank had a capital-to-assets ratio less than 2%; therefore, no assets were being held in a trust. In addition, no trust has ever been established as a result of this regulation, as the ratio has never fallen below 2%.

General Terms. COs are issued with either fixed-rate coupon payment terms or variable-rate coupon payment terms that use a variety of indices for interest rate resets including London Interbank Offered Rate (“LIBOR”), Constant Maturity Treasury (“CMT”), and others. To meet the expected specific needs of certain investors in COs, both fixed-rate bonds and variable-rate bonds may contain features, which may result in complex coupon payment terms and call options. When such COs are issued, we typically enter into derivatives agreements containing offsetting features that effectively convert the terms of the bond to those of a simple variable-rate bond or a fixed-rate bond.

These COs, beyond having fixed-rate or simple variable-rate interest payment terms, may also have the following broad terms regarding principal repayment payment terms.

Optional Principal Redemption Bonds (callable bonds) that we may redeem in whole or in part at our discretion on predetermined call dates according to the terms of the bond offerings.

With respect to interest payments, CO Bonds may also have the following terms:

Step-up Bonds generally pay interest at increasing fixed rates for specified intervals over the life of the bond. These bonds generally contain provisions enabling us to call bonds at our option on the step-up dates;

Conversion Bonds have coupons that contractually convert from fixed to floating, or floating to fixed, on predetermined dates according to the terms of the bond offering; or

Range Bonds pay interest at fixed or variable rates, provided a specified index is within a specified range. The computation of the variable rate differs for each bond issue, but the bond generally pays zero interest or a minimal rate of interest if the specified rate is outside of the specified range.

Interest Rate Payment Terms. The following table details CO Bonds by interest rate payment type at December 31, 2006, and 2005 ($ amounts in thousands):

	2006	2005
Par value of CO Bonds
Fixed rate	$28,604,395	$29,414,725
Step-up	3,823,080	4,978,080
Simple variable rate	110,000	130,000
Fixed that converts to variable	240,000	425,075
Variable that converts to fixed	175,000	225,000
Range	37,000	47,000

Total par value	$32,989,475	$35,219,880

Redemption Terms. The following is a summary of our participation in CO Bonds outstanding at December 31, 2006, and 2005, by year of maturity ($ amounts in thousands):

	2006		2005
Year of Maturity	Amount	Weighted Average Interest Rate %	Amount	Weighted Average Interest Rate %
2006	$—	—	$7,705,150	3.21
2007	9,349,405	4.23	6,759,405	3.73
2008	6,295,070	4.18	5,889,450	3.92
2009	4,082,380	4.56	3,487,655	4.15
2010	2,564,520	4.64	2,410,020	4.46
2011	1,503,450	5.07	1,173,550	4.39
Thereafter	9,194,650	5.26	7,794,650	5.09

Total par value	32,989,475	4.62	35,219,880	4.06
Bond premiums	24,358		30,097
Bond discounts	(35,860)		(28,095)
SFAS 133 hedging adjustments	(133,990)		(250,078)

Total	$32,843,983		$34,971,804

We use fixed-rate callable debt to finance MBS and ABS and to create floating rate funding in conjunction with interest-rate swaps. Simultaneous with such a debt issue, the Federal Home Loan Bank may also enter an interest-rate swap (in which the Federal Home Loan Bank pays variable, and receives fixed, interest) with a call feature that mirrors the option embedded in the debt (a sold callable swap). The combination of interest-rate swaps and callable debt allows us to provide members variable-rate Advances.

Our outstanding CO Bonds at December 31, 2006, and 2005, include ($ amounts in thousands):

Par amount of CO Bonds	2006	2005
Non-callable or non-putable	$13,389,525	$12,901,355
Callable	19,599,950	22,318,525

Total par value	$32,989,475	$35,219,880

The following table summarizes CO Bonds outstanding at December 31, 2006, and 2005, by year of original maturity or next call date ($ amounts in thousands):

Year of Maturity or Next Call Date	2006	2005
2006	$—	$26,590,675
2007	24,809,355	3,314,405
2008	3,065,070	1,897,450
2009	1,392,800	1,120,500
2010	746,150	536,650
2011	424,450	264,550
Thereafter	2,551,650	1,495,650

Total par value	$32,989,475	$35,219,880

Consolidated Discount Notes. Discount Notes are issued to raise short-term funds. Discount Notes are COs with original maturities up to 365 days. These notes are issued at less than their face amount and are redeemed at par value when they mature.

Our participation in Discount Notes, all of which are due within one year, was as follows ($ amounts in thousands):

	Book Value	Par Value	Weighted Average Interest Rate
December 31, 2006	$10,470,607	$10,498,931	5.09%
December 31, 2005	$9,366,878	$9,382,388	3.84%

Note 13 — Capital

We are subject to three capital requirements under our Capital Plan and Finance Board regulations. First, we must maintain at all times permanent capital in an amount at least equal to the sum of our credit risk capital requirement, our market risk capital requirement, and our operations risk capital requirement, calculated in accordance with the rules and regulations of the Finance Board. Only “permanent capital,” defined as retained earnings and Class B Stock (including mandatorily redeemable stock), satisfies the risk-based capital requirement. The Finance Board may require us to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined. In addition, the Gramm-Leach-Bliley Act of 1999 (“GLB Act”) requires us to maintain at all times at least a 4% total capital-to-asset ratio and at least a 5% leverage ratio, defined as the sum of permanent capital weighted 1.5 times, and non-permanent capital weighted 1.0 times, divided by total assets. We were in compliance with the aforementioned capital rules and requirements during the reporting periods. We are in compliance with the risk-based capital rules at December 31, 2006, with a 6.8% leverage ratio and weighted leverage capital of $3.2 billion, and a 4.5% total capital ratio and permanent capital of $2.1 billion.

The following table shows our compliance with the Finance Board’s capital requirements at December 31, 2006, and 2005 ($ amounts in thousands):

	December 31, 2006		December 31, 2005
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$522,073	$2,111,466	$484,039	$2,349,014
Total capital-to-asset ratio	4.00%	4.51%	4.00%	4.88%
Total capital	$1,874,756	$2,111,466	$1,923,677	$2,349,014
Leverage ratio	5.00%	6.76%	5.00%	7.33%
Leverage capital	$2,343,445	$3,167,199	$2,404,596	$3,523,520

The mandatorily redeemable capital stock is considered capital for regulatory purposes. Accumulated other comprehensive income (loss) is not considered capital for regulatory purposes.

Our Class B Stock is further divided into two sub-series: Class B-1 and Class B-2. The difference between the two sub-series of Class B Stock is that Class B-1 will pay a higher dividend than Class B-2, and Class B-2 is non-excess stock that awaits redemption. The Class B-2 stock dividend is presently calculated at 80% of the amount of the Class B-1 dividend and can only be changed by amendment of the capital plan by our board with approval of the Finance Board.

The GLB Act made membership voluntary for all members. Any member that withdraws from membership or that has had its membership terminated may not be readmitted as a member of any Federal Home Loan Bank for a period of five years from the date membership was terminated and all of the member’s stock was redeemed or repurchased. A transfer of membership, without interruption, between two Federal Home Loan Banks will not constitute a termination of membership.

Our board of directors may declare and pay dividends out of known current earnings in either cash or capital stock. Dividends may, but are not required to, be paid on our Class B Stock. Dividends, if declared, may be paid in either cash or stock, or a combination thereof, subject to Finance Board regulations. The amount of the dividend to be paid is based on the average number of shares of each type held by the member during the quarter.

No dividend may be declared or paid if we are or would be, as a result of such payment, in violation of our minimum capital requirements. Moreover, we may not pay dividends if any principal or interest due on any COs issued by any of the Federal Home Loan Banks has not been paid in full, or under certain circumstances, if we fail to satisfy liquidity requirements under applicable Finance Board regulations. Dividends are non-cumulative and, if declared, are paid only from known current net earnings or retained earnings and are subject to the application of our retained earnings policy.

Mandatorily Redeemable Capital Stock. We are a cooperative whose member financial institutions and former member financial institutions own all our capital stock. Member shares cannot be purchased or sold except between our Bank and our members at the $100 per share par value.

Upon the adoption of SFAS 150 on January 1, 2004, we reclassified $5,494,700 of our outstanding capital stock to Mandatorily redeemable capital stock in the liability section of the Statement of Condition. Upon adoption, we also recorded estimated dividends earned as a part of the carrying value of the mandatorily redeemable capital stock. The difference between the prior carrying amount and the Mandatorily redeemable capital stock of $67,000 was recorded as a Cumulative effect of a change in accounting principle in the Statement of Income. For the years ended December 31, 2006, 2005, and 2004, dividends on Mandatorily redeemable capital stock in the amount of $3,274,000, $1,543,000, and $1,011,000 were recorded as Interest expense.

At December 31, 2006, and 2005, we had $151,332,000, and $43,574,000, respectively, that has been classified in liabilities as Mandatorily redeemable capital stock in the Statement of Condition in accordance with

SFAS 150, with payment subject to a five-year waiting period and continuing to meet our minimum capital requirements. We anticipate these redemptions will occur after the five-year waiting period.

The following table provides the number of members that notified us of their respective decisions to voluntarily redeem their capital stock and the number of member redemptions during 2006 and 2005:

	2006	2005
Beginning of the year	13	6
Due to mergers and acquisitions	6	7
Due to withdrawals	—	—
Redemptions/repurchases during the year	(5)	—

End of year	14	13

As of December 31, 2006, and 2005, in addition to the mandatorily redeemable capital stock, we had $45,088,000, and $11,632,000, respectively, of excess and other stock subject to a redemption request. This is not mandatorily redeemable capital stock as the requesting member may revoke its request at any time, without penalty throughout the entire five-year waiting period. This request is not considered substantive in nature, and therefore, this amount has not been classified as a liability. However, we believe that redemption requests related to merger or acquisition, charter termination, or involuntary termination from membership are substantive when made and, therefore, considered mandatorily redeemable and reclassified as liabilities. The following table shows the amount of excess and other stock subject to a redemption request by year of redemption at December 31, 2006, and 2005 ($ amounts in thousands):

Non-contractual Year of Redemption — Excess and Other Stock	2006	2005
2006	$—	$—
2007	—	—
2008	—	5,400
2009	5,000	6,232
2010	—	—
2011	40,088	—

Total	$45,088	$11,632

The following table shows the amount of Mandatorily redeemable capital stock by year of redemption at December 31, 2006, and 2005 ($ amounts in thousands). The year of redemption in the table is the latter of the end of the five-year redemption period, or the maturity date of the activity the stock is related to, if the capital stock represents the activity-based stock purchase requirement of a non-member (former member that withdrew from membership, merged into a non-member or was otherwise acquired by a non-member). Consistent with the capital plan currently in effect, we are not required to redeem activity-based stock until the latter of the expiration of the notice of redemption or until the activity to which the capital stock relates no longer remains outstanding. If activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding, we may repurchase the excess stock at management’s discretion, subject to the Statutory and Regulatory Restrictions on Capital Stock Redemption discussed below.

Contractual Year of Redemption — Mandatorily Redeemable Capital Stock	2006	2005
2006	$—	$11
2007	135	—
2008	4,643	5,495
2009	3,748	24,764
2010	3,883	13,304
2011	138,923	—

Total	$151,332	$43,574

The amount of Mandatorily redeemable capital stock due in 2007 relates to the accrual of undeclared dividends as of the member’s withdrawal notification date. In accordance with SFAS 150, this undeclared dividend became part of the fair value of the stock and was paid back in cash to the withdrawing member in January 2007.

Our activity for Mandatorily redeemable capital stock was as follows in 2006 and 2005 ($ amounts in thousands):

	2006	2005
Balance, Beginning of year	$43,574	$30,259
Capital stock subject to mandatory redemption reclassified from equity	165,032	13,189
Redemption of mandatorily redeemable capital stock	(58,461)	(544)
Accrued dividend classified as mandatorily redeemable	1,187	670

Balance, End of year	$151,332	$43,574

A member may cancel or revoke its written notice of redemption or its notice of withdrawal from membership prior to the end of the five-year redemption period. Our Capital Plan provides that we will charge the member a cancellation fee. The Board of Directors may change the cancellation fee with at least 15 days prior written notice to members.

Statutory and Regulatory Restrictions on Capital Stock Redemption. In accordance with the GLB Act, each class of stock is putable by the member. However, there are significant restrictions on the obligation or right to redeem outstanding stock. None of our capital stock is considered permanent equity based on the guidance of SEC Accounting Series Release No. 268, Presentation in Financial Statements of Redeemable Preferred Stocks, (“ASR 268”); however, by statute, all capital stock is considered to be capital. Statutory and regulatory restrictions on the redemption of our stock include the following:

•

We may not redeem any capital stock if, following such redemption, we would fail to satisfy any of our minimum capital requirements (i.e., a statutory capital-to-asset ratio requirement, established by the GLB Act, and a regulatory risk-based capital-to-asset ratio requirement established by the Finance Board). By law, no stock may be immediately redeemed if we become undercapitalized.

•

We may not redeem any capital stock without approval of the Finance Board if either our board or the Finance Board determines that we have incurred, or are likely to incur, losses resulting, or expected to result, in a charge against capital while such charges are continuing or expected to continue.

•

In addition to possessing the authority to prohibit stock redemptions, our board has a right and an obligation to call for additional capital stock purchases by our members, as a condition of membership, as needed to satisfy statutory and regulatory capital requirements. These requirements include the maintenance of a stand-alone AA credit rating from a nationally recognized statistical rating organization.

•

If, during the period between receipt of a stock redemption notification from a member and the actual redemption (which lasts indefinitely if we are undercapitalized, do not have the required credit rating, etc.), a Federal Home Loan Bank becomes insolvent and is either liquidated or forced to merge with another Federal Home Loan Bank, the redemption value of the stock will be established either through the market liquidation process or through negotiation with a merger partner. In either case, all senior claims must first be settled at par, and there are no claims that are subordinated to the rights of our stockholders.

•	The GLB Act states that we may redeem, at our sole discretion, stock investments that exceed the required minimum amount.

•	In no case may we redeem our stock or pay dividends if the principal or interest due on any CO issued by the Office of Finance has not been paid in full.

•

In no case may we redeem our stock if we fail to provide the Finance Board quarterly certification required by section 966.9(b)(1) of the Finance Board’s rules prior to declaring or paying dividends for a quarter.

•

In no case may we redeem our stock if we are unable to provide the required certification, project that we will fail to comply with statutory or regulatory liquidity requirements, or will be unable to timely and fully meet all of our obligations, actually fail to satisfy these requirements or obligations, or negotiate to enter or enter into an agreement with another Federal Home Loan Bank to obtain financial assistance to meet our current obligations.

If we are liquidated, after payment in full to our creditors, our stockholders will be entitled to receive the par value of their capital stock as well as any retained earnings in an amount proportional to the stockholder’s share of the total shares of capital stock. In the event of a merger or consolidation, the board shall determine the rights and preferences of our stockholders, subject to any terms and conditions imposed by the Finance Board.

Members may request redemption of Federal Home Loan Bank stock. Once a redemption request is received, the stock will be redeemed after a five-year waiting period. We may not redeem the stock at the end of the five-year waiting period if it would cause us to become undercapitalized or pose a significant risk to the Bank.

Additionally, we may repurchase stock from our members. These repurchases may be triggered by a special request from a member or by our determination that it is in our financial interest to reduce the level of capital stock outstanding. According to our policy, we do not ordinarily or routinely repurchase excess stock. However, we do generally, in the board’s discretion, repurchase excess stock that our members receive as stock dividends. Our policy explicitly allows for these repurchases if the request is received within ten business days of payment of a stock dividend and if we determine that it is in our best interest to do so.

Out-of-district mergers of one or more members that have substantial holdings of capital stock would result in the reclassification of the capital stock from capital to a liability account, Mandatorily redeemable capital stock. Dividends paid on this stock would be reclassified as Interest expense. We would not be required to redeem this stock for five years. For regulatory purposes, the stock would be considered capital until redeemed. During this period, we would restructure our assets to accommodate the reduced level of regulatory capital that would result from the eventual redemption of this capital stock. To the extent that an out-of-district merger of a member with substantial holdings of capital stock resulting from substantial activity-based stock requirements, this activity, either Advances or, in certain cases, MPP, would need to be repaid, prepaid, allowed to run-off, or otherwise be extinguished before the related stock could be redeemed.

Additionally, we have several options to restructure our balance sheet, over a five-year period, in the event that substantial stock redemption requests are received. These include reducing the level of Advances, reducing our investments, and reducing the purchases of mortgages. Although there can be no guarantee that these approaches would be successful, our management believes that our capital structure, including the five-year requirement, would allow us to adjust to a significant reduction in capital stock.

Under the GLB Act, in extraordinary circumstances, the remaining members could be required to purchase more stock; however, this would not be likely to occur due to redemptions of capital stock since those redemptions cannot be honored if they will cause us to fail our regulatory capital requirement.

Capital Concentrations. The following table presents shareholder holdings of 10% or more of our total par value of capital stock including mandatorily redeemable capital stock outstanding as of December 31, 2006, and 2005 ($ amounts in thousands, at par value):

	December 31, 2006		December 31, 2005
Name	Capital Stock Outstanding	Percent of Total	Capital Stock Outstanding	Percent of Total
LaSalle Bank Midwest NA	$334,110	17.2%	$357,743	16.3%
Flagstar Bank, FSB	277,570	14.3%	292,118	13.3%
Total capital, at par value	1,944,708	100.0%	2,199,989	100.0%

As of December 31, 2006, and 2005, Advances outstanding to these shareholders aggregated $10.6 billion and $9.7 billion, representing 47.4% and 37.4% of our total outstanding Advances, at par, respectively. During the years ended December 31, 2006, 2005, and 2004, respectively, we acquired approximately $0.7 billion, $1.4 billion, and $0.7 billion in mortgage loans that were originated by these shareholders owning more than 10% of our outstanding capital stock, representing 43.4%, 41.1%, and 34.4%, respectively, of mortgage loans that were purchased, at par. MPP balances for these shareholders as of December 31, 2006, and 2005, aggregated $4.6 billion (45.7%) and $4.4 billion (45.9%), respectively.

Note 14 — Employee and Director Retirement and Deferred Compensation Plans

We participate in or maintain the following plans:

•

Pentegra Defined Benefit Plan for Financial Institutions (“PDBP”), a multi-employer, tax-qualified, defined-benefit pension plan, formerly known as the Financial Institutions Retirement Fund. The plan covers substantially all officers and employees. Our contributions to the PDBP through June 30, 1987, represented the normal cost of the plan. The plan reached the full-funding limitation, as defined by the Employee Retirement Income Security Act, for the plan year beginning July 1, 1987, because of favorable investment and other actuarial experience during previous years. As a result, the PDBP suspended employer contributions for all plan years ending after June 30, 1987, through June 30, 2000. Contributions to the plan resumed on July 1, 2000. The PDBP is a multi-employer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to us cannot be made.

•

Pentegra Defined Contribution Plan for Financial Institutions (“PDCP”), a tax qualified, defined-contribution benefit plan formerly known as the Financial Institutions Thrift Plan. We contribute a percentage of the participants’ compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations.

•

Federal Home Loan Bank of Indianapolis 2005 Supplemental Executive Thrift Plan and a similar grandfathered plan (collectively “SETP”), a non-qualified, unfunded deferred compensation plan covering certain officers. The plan’s liability consists of the accumulated compensation deferrals and the accumulated earnings on the deferral.

•

Federal Home Loan Bank of Indianapolis 2005 Directors’ Deferred Compensation Plan and a similar grandfathered plan (collectively “DDCP”), a non-qualified, unfunded deferred compensation plan for our directors.

•

Federal Home Loan Bank of Indianapolis 2005 Supplemental Executive Retirement Plan and a similar grandfathered plan (collectively “SERP”), a single-employer, non-qualified, unfunded supplemental executive retirement plan covering certain officers. This plan restores retirement benefits otherwise reduced by application of certain tax laws and regulations.

PDBP — Funding and administrative costs of this plan are included in Other operating expenses as follows ($ amounts in thousands):

	For the Year ended December 31,
	2006	2005	2004
Other operating expenses	$4,934	$4,167	$3,245

We expect to contribute $4,700,000 in 2007 for pension costs.

PDCP and SETP — Our contributions to the plans were as follows ($ amounts in thousands):

	For the Year ended December 31,
	2006	2005	2004
PDCP	$608	$536	$465
SETP	51	43	41

Total contributions	$659	$579	$506

Our obligation under the SETP at December 31, 2006, and 2005, was $3,450,000 and $2,531,000, respectively.

DDCP — Our directors also have a deferred compensation plan available to them. The following table is a summary of compensation earned and deferred by our directors ($ amounts in thousands):

	For the Year ended December 31,
	2006	2005	2004
Compensation earned	$228	$247	$254
Compensation deferred	76	105	141

Our obligation under the DDCP at December 31, 2006, and 2005, was $1,514,000 and $1,365,000, respectively. A rabbi trust has been established to fund the deferred compensation for the officers and directors that participate in the SETP and DDCP. Assets in the rabbi trust relating to the deferred compensation plans, included as a component of Other assets in the Statement of Condition, were $4,964,000 and $3,896,000, at December 31, 2006, and 2005, respectively.

SERP — We adopted SFAS 158 as of December 31, 2006. The amounts recognized in the financial statements upon adoption were as follows ($ amounts in thousands):

Incremental Effect of Applying SFAS 158

on Individual Line Items in the Statement of Condition

December 31, 2006

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Other liabilities	$46,300	$1,824	$48,124
Total liabilities	44,912,366	1,824	44,914,190
Accumulated other comprehensive income	(3,596)	(1,824)	(5,420)
Total capital	$1,956,538	(1,824)	$1,954,714

The obligations and funding status of our SERP at December 31, 2006, and 2005, were as follows ($ amounts in thousands):

	SERP
	2006	2005
Change in benefit obligation
Projected benefit obligation at beginning of year	$12,663	$9,703
Service cost	654	579
Interest cost	761	630
Curtailments	(480)	—
Special termination benefits	2,312	—
Actuarial loss (gain)	653	1,751
Benefits paid	(17)	—

Projected benefit obligation at end of year	$16,546	$12,663

There are no plan assets for the SERP. Accordingly, the unfunded status of the SERP is $16,546,000 and is recorded as an Other liability in the Statement of Condition at December 31, 2006. The projected benefit obligation consists of current obligations of $7,956,000 and non-current obligations of $8,590,000. The current obligations are substantially all related to benefits to be paid in 2007 to certain participants in the SERP that elected to accept an early retirement incentive offered by us in 2006. The early retirement incentive was offered to all staff that were at least age 50 and had at least 10 years of service in an effort to reduce salary and benefit costs in future years. In accordance with the terms of the early retirement incentive, employees that accepted the early retirement incentive were provided with additional pension benefits calculated based on an additional three years in age and an additional three years of credited service. We incurred an additional $2,312,000 of expense in 2006 as a result of this early retirement incentive. A grantor trust has been established, however, to fund the SERP. The assets in the grantor trust at December 31, 2006, and 2005, were $11,515,000 and $7,326,000, respectively.

Amounts recognized in Accumulated other comprehensive income at December 31, 2006, consist of ($ amounts in thousands):

December 31, 2006
Prior service benefit (cost)	$(101)
Net actuarial (gain) loss	5,521

Accumulated other comprehensive income	$5,420

Amounts recognized in the Statement of Condition for the SERP at December 31, 2005, are included in the following table ($ amounts in thousands):

December 31, 2005
Accumulated benefit obligation	$8,868
Accumulated other comprehensive (loss) income	(2,207)

Net amount recognized	$6,661

Components of the net periodic benefit cost for our SERP for the years ended December 31, 2006, 2005, and 2004, were ($ amounts in thousands):

	SERP
	For the Year ended December 31,
	2006	2005	2004
Service cost	$654	$579	$374
Interest cost	761	630	509
Amortization of prior service cost	47	47	47
Amortization of net loss	733	642	322

Net periodic benefit cost	2,195	1,898	1,252
Early retirement incentive	2,312	—	—
Unrealized (gain) loss on assets in grantor trust	(914)	(314)	(271)

Expense recorded in Compensation and benefits	$3,593	$1,584	$981

The estimated prior service cost and net actuarial loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2007 are ($ amounts in thousands):

SERP 2007
Prior service cost (benefit)	$(11)
Net actuarial loss (gain)	431

Total	$420

There is no measurement date transition necessary as we have historically used, and still use, December 31 as our measurement date.

The increase in the minimum liability included in Accumulated other comprehensive income (loss) was $(5,000) for the year ended December 31, 2005.

Key assumptions used for the actuarial calculations to determine benefit obligations for our SERP at December 31, 2006, and 2005, were as follows:

	2006	2005
Discount rate	5.75%	5.50%
Salary increases	5.50%	5.50%

We determine the discount rate for the SERP by using a Discounted Cash Flow approach, which incorporates the timing of each expected future benefit payment. We estimate future benefit payments based on the SERP’s census data, benefit formula and provisions, and valuation assumptions reflecting the probability of decrement and survival. We then determine the present value of the future benefit payments by using duration-based interest rate yields from the Citibank Pension Discount Curve as of December 31, 2006, and solving for the single discount rate that produces the same present value.

Key assumptions used for the actuarial calculations to determine net periodic benefit cost for the SERP for the years ended December 31, 2006, 2005, and 2004, were:

	2006	2005	2004
Discount rate	5.50%	5.75%	7.50%
Salary increases	5.50%	5.50%	5.50%

The discount rate used for the actuarial calculation was reduced in 2005 to reflect current interest rate market assumptions. As a result of this change, as of December 31, 2005, we increased our accumulated benefit obligation by $345,000 and recorded a corresponding decrease to Accumulated other comprehensive (loss) income.

We expect to contribute $7,956,000 to the SERP in 2007, substantially all related to benefits to be paid in 2007 to certain participants in the SERP that elected to accept an early retirement incentive offered by us in 2006. We do not expect any refunds from the SERP during 2007. Estimated future benefit payments reflecting expected future services for the years ended December 31 were ($ amounts in thousands):

Payments
2007	$7,956
2008	1,710
2009	1,723
2010	1,739
2011	1,754
2012 – 2016	2,796

The net periodic benefit expense for the year ending December 31, 2007, is expected to be approximately $3,910,000.

Note 15 — Segment Information

We have identified two primary operating segments: Traditional Funding, Investments and Deposit Products (“TFIDP”), and MPP, based on our method of internal reporting. The products and services presented reflect the manner in which financial information is evaluated by management. MPP income is derived primarily from the difference, or spread, between the interest income earned on mortgage loans, including the direct effects of premium and discount amortization in accordance with Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (“SFAS 91”), and the borrowing cost related to those loans. TFIDP includes the effects of premium and discount amortization and the impact of net interest settlements related to interest rate exchange agreements, and interest income on Advances, investments, and the borrowing costs related to those assets. TFIDP also includes the borrowing costs related to holding deposit products for members and other miscellaneous borrowings as well as all other miscellaneous income and expense not associated with the MPP.

We measure the performance of each segment based upon the net interest spread of the underlying portfolio(s). For this reason, we have presented each segment on a net interest income basis. Direct other income and expense items have been allocated to each segment based upon actual results. MPP includes the direct earnings effects of SFAS 133 as well as direct salary and other expenses (including an allocation for indirect overhead) associated with operating the MPP and volume-driven costs associated with master servicing and quality control fees. Direct other income/expense related to TFIDP includes the direct earnings impact of SFAS 133 related to Advances and investment products as well as all other income and expense not associated with MPP. The assessments related to AHP and REFCORP have been allocated to each segment based upon each segment’s proportionate share of total income before assessments.

We have not symmetrically allocated assets to each segment based upon financial results as it is impracticable to measure the performance of our segments from a total assets perspective. As a result, there is asymmetrical information presented in the tables below including, among other items, the allocation of depreciation without an allocation of the depreciable assets, the SFAS 133 earnings adjustments with no corresponding allocation to derivative assets, if any, and the recording of interest income with no allocation to accrued interest receivable. Total assets reported for MPP include only the mortgage loans outstanding, net of premiums, discounts and SFAS 133 basis adjustments. Total assets reported for TFIDP include all other assets of the Bank.

The following table sets forth our financial performance by operating segment for the years ended December 31, 2006, 2005, and 2004 ($ amounts in thousands):

	TFIDP	MPP	Total
2006
Net interest income	$161,009	$43,992	$205,001
Other income (loss)	(197)	(1,392)	(1,589)
Other expenses	38,688	3,955	42,643

Income before assessments	122,124	38,645	160,769

AHP	10,303	3,155	13,458
REFCORP	22,364	7,098	29,462

Total assessments	32,667	10,253	42,920

Net income	$89,457	$28,392	$117,849

2006
Total assets	$36,848,234	$10,020,670	$46,868,904

	TFIDP	MPP	Total
2005
Net interest income	$164,112	$59,601	$223,713
Other income (loss)	29,003	(4,048)	24,955
Other expenses	36,876	3,937	40,813

Income before assessments	156,239	51,616	207,855

AHP	12,911	4,214	17,125
REFCORP	28,666	9,480	38,146

Total assessments	41,577	13,694	55,271

Net income	$114,662	$37,922	$152,584

2005
Total assets	$38,551,776	$9,540,145	$48,091,921

	TFIDP	MPP	Total
2004
Net interest income	$181,066	$39,232	$220,298
Provision (reversal) for credit losses on mortgage loans	—	(574)	(574)
Other income (loss)	(5,724)	(3,371)	(9,095)
Other expenses	30,070	3,663	33,733

Income before assessments	145,272	32,772	178,044

AHP	11,963	2,676	14,639
REFCORP	26,649	6,019	32,668

Total assessments	38,612	8,695	47,307

Income before cumulative effect of change in accounting principle	106,660	24,077	130,737
Cumulative effect of change in accounting principle	(67)	—	(67)

Net income	$106,593	$24,077	$130,670

2004
Total assets	$36,539,991	$7,761,767	$44,301,758

Note 16 — Derivative and Hedging Activities

We may enter into interest rate swaps (including callable and putable swaps), swaptions, interest-rate cap and floor agreements, calls, puts, and forward contracts (collectively, derivatives) to manage our exposure to changes in interest rates. These hedges are primarily composed of interest rate swaps (with and without embedded options) and to-be-announced (“TBA”) MBS.

We may adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. We use derivatives in two ways: by designating them as either a fair value hedge of an underlying financial instrument or in asset/liability management (i.e., an economic hedge). For example, we use derivatives in our overall interest rate risk management to adjust the interest rate sensitivity of COs to approximate more closely the interest rate sensitivity of assets (Advances, investments, and mortgage loans), and/or to adjust the interest rate sensitivity of Advances, investments, or mortgage loans to approximate more closely the interest rate sensitivity of liabilities.

In addition to using derivatives to manage mismatches of interest rates between assets and liabilities, we also use derivatives as follows: (1) to manage embedded options in assets and liabilities; (2) to hedge the market value of existing assets and liabilities; (3) to hedge the duration risk of prepayable instruments; (4) to exactly offset other derivatives executed with members (when we serve as an intermediary); and (5) to reduce funding costs.

Consistent with Finance Board regulation, we enter into derivatives only to reduce the interest rate risk exposures inherent in otherwise unhedged assets and funding positions, to achieve our risk management objectives, and to act as an intermediary between our members and counterparties. Our management uses derivatives when they are considered to be the most cost-effective alternative to achieve our financial and risk management objectives. Accordingly, we may enter into derivatives that do not necessarily qualify for hedge accounting (economic hedges). As a result, we recognize only the change in fair value of these derivatives in Other income (loss) as Net gain (loss) on derivatives and hedging activities on the Statement of Income with no offsetting fair value adjustments for the asset or liability being economically hedged.

An economic hedge is defined as a derivative that: (1) hedges specific or non-specific underlying assets or liabilities, (2) does not qualify or was not designated for hedge accounting, but (3) is an acceptable hedging strategy under our risk management program. These economic hedging strategies also comply with Finance Board regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability caused by the changes in fair value on the derivatives that are recorded in income but not offset by corresponding changes in the value of the economically-hedged assets or liabilities.

Types of Assets and Liabilities Hedged.

We document all relationships between derivatives designated as hedging instruments and hedged items, our risk management objectives and strategies for undertaking various hedge transactions, and our method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value hedges to assets and liabilities on the Statement of Condition. We also formally assess (both at the hedge’s inception and at least quarterly on an ongoing basis) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value of hedged items and whether those derivatives may be expected to remain effective in future periods. We typically use regression analyses or other statistical analyses to assess the effectiveness of our hedges.

We discontinue hedge accounting prospectively when: (1) we determine that the derivative is no longer effective in offsetting changes in the fair value of a hedged item; (2) the derivative and/or the hedged item expires or is sold, terminated, or exercised; or (3) management determines that designating the derivative as a hedging instrument in accordance with SFAS 133 is no longer appropriate.

Consolidated Obligations — While COs are the joint and several obligations of the Federal Home Loan Banks, each Federal Home Loan Bank has COs for which it is the primary obligor. We enter into derivatives to hedge the interest rate risk associated with our specific debt issuances. For instance, in a typical transaction, fixed-rate COs are issued for us, and we simultaneously enter into a matching derivative in which the counterparty pays fixed cash flows to us designed to mirror in timing and amount the cash outflows we pay on the CO. These transactions are treated as fair value hedges under SFAS 133. In this typical transaction, we pay a variable cash flow that closely matches the interest payments we receive on short-term or variable-rate Advances, typically 3-month LIBOR. This intermediation between the capital and derivative markets permits us to raise funds at lower costs than would otherwise be available through the issuance of simple fixed- or floating-rate COs.

Advances — With issuances of putable Advances, we purchase from the member a put option that enables us to convert an Advance from fixed rate to floating rate if interest rates increase. Upon exercise of our conversion option, the member may terminate the Advance and request additional credit on new terms. We may hedge a putable Advance by entering into a cancelable derivative with a non-member counterparty pursuant to which we pay a fixed rate and receive a variable rate. This type of hedge is treated as a fair value hedge under SFAS 133. The derivative counterparty may cancel the derivative on the put date, which the counterparty normally would do in a rising rate environment, and we can convert the Advance to a floating rate.

The optionality embedded in certain financial instruments held by us can create interest rate risk. When a member prepays an Advance, we could suffer lower future income if the principal portion of the prepaid Advance were invested in lower yielding assets that continue to be funded by higher cost debt. To protect against this risk, we generally charge a prepayment fee that makes us financially indifferent to a member’s decision to prepay an Advance.

Mortgage assets — We invest in MBS, ABS and MPP mortgage assets. The prepayment options embedded in mortgage assets can result in extensions or contractions in the expected cash flows from these investments, depending on changes in estimated prepayment speeds. We may manage the interest rate and prepayment risk associated with fixed-rate mortgage loans by funding some mortgage assets with COs that have call features. In addition, we may use derivatives to manage the prepayment and duration variability of mortgage assets.

We manage the interest rate and prepayment risk associated with mortgages through a combination of debt issuance and derivatives. We issue both callable and non-callable debt to achieve cash flow patterns and liability durations similar to those expected on the mortgage loans.

Firm commitment strategies — In accordance with SFAS 149, certain mortgage purchase commitments entered into after June 30, 2003, are considered derivatives. We normally hedge these commitments by short selling TBA MBS. A TBA mortgage-backed security represents a forward contract derivative for the sale of MBS at a future agreed upon date. The mortgage purchase commitment and the TBA securities used in the firm commitment hedging strategy are recorded as a derivative asset or derivative liability at fair value, with changes in fair value recognized in current period earnings. When the mortgage purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan and amortized accordingly.

Investments — We invest in U.S. or GSE obligations, MBS and ABS, and the taxable portion of state or local housing finance agency obligations. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. We primarily manage the prepayment and interest rate risk by funding investment securities with COs that have call features. These investment securities may be classified as held-to-maturity, available-for-sale, or trading securities.

For available-for-sale securities that have been hedged and qualify as a fair value hedge, we record the portion of the change in value related to the risk being hedged in Other income (loss) as Net gain (loss) on derivatives and hedging activities together with the related change in the fair value of the derivative, and the remainder of the change in Accumulated other comprehensive (loss) income as Net unrealized gain (loss) on available-for-sale securities. For available-for-sale securities that are not in a qualifying hedge relationship, we record the total amount of unrealized gain or loss on the security in Accumulated other comprehensive (loss) income.

We may also manage the risk arising from changing market prices of investment securities classified as trading by entering into derivatives (economic hedges) that offset the changes in fair value of the securities. The market value changes of both the trading security and the associated derivative are included in Other income (loss) in the Statement of Income and presented as part of the Net gain (loss) on trading security and Net gain (loss) on derivatives and hedging activities.

Managing Credit Risk on Derivatives.

We are subject to credit risk due to the risk of non-performance by counterparties to the derivative agreements. The degree of counterparty risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in our Bank policies and Finance Board regulations. Based on credit analyses and collateral requirements, our management does not reasonably anticipate any credit losses on derivative agreements.

The contractual or notional amount of derivatives reflects our involvement in the various classes of financial instruments. The notional amount of derivatives does not measure our credit risk exposure, and our maximum credit exposure is substantially less than the notional amount. On all derivatives we require collateral agreements that establish collateral delivery thresholds. The maximum credit risk is the estimated cost of replacing interest rate swaps, forward agreements, mandatory delivery contracts for mortgage loans, and purchased caps and floors that have a net positive market value, assuming the counterparty defaults, and the related collateral, if any, is of no value to us. This collateral has not been sold or repledged.

At December 31, 2006, and 2005, our maximum credit risk, as defined above, was approximately $99,482,000 and $97,084,000, respectively. At December 31, 2006, and 2005, these totals include $40,461,000, and $20,186,000, respectively, of net accrued interest receivable. In determining maximum credit risk, we consider accrued interest receivables and payables, and the legal right to offset assets and liabilities by counterparty. We held cash, including accrued interest, totaling $60,341,000 and $77,166,000 as collateral as of December 31, 2006, and 2005, respectively. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to us, as evidenced by a written security agreement and held by the member institution for our benefit.

We transact most of our derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute COs. Note 18 discusses assets pledged by us to these counterparties. We are not a derivative dealer and thus do not trade derivatives for short-term profit.

We have not issued COs denominated in currencies other than U.S. dollars.

Intermediation. To assist our members in meeting their off-balance sheet hedging needs, we may act as an intermediary between the members and other non-member counterparties by entering into offsetting derivatives. This intermediation allows smaller members access to the derivatives market. The derivatives used in intermediary activities do not qualify for SFAS 133 hedge accounting treatment and are separately marked-to-market through earnings. The net result of the accounting for these derivatives does not significantly affect our operating results. These amounts are recorded in Other income (loss) and presented as Net gain (loss) on derivatives and hedging activities.

Derivatives in which we act as an intermediary may arise when we (1) enter into derivatives with members and offsetting derivatives with other counterparties to meet the needs of our members, and (2) enter into derivatives to offset the economic effect of other derivatives that are no longer designated to either Advances, investments, or COs.

The notional principal of derivatives in which we acted as an intermediary was $0 at December 31, 2006, and 2005, respectively.

Financial Statement Impact and Additional Financial Information.

For the years ended December 31, 2006, 2005 and 2004, we recorded a net gain (loss) on derivatives and hedging activities of $(3,885,000), $6,651,000, and $(6,508,000), respectively, in Other income. Net gain (loss) on derivatives and hedging activities for the years ended December 31, 2006, 2005, 2004, were as follows ($ amounts in thousands):

Net Gain (Loss) on Derivatives and Hedging Activities

	For the Year Ended
	2006	2005	2004
Gain (loss) related to fair value hedge ineffectiveness	$(510)	$(236)	$4,125
Gain (loss) on economic hedges	(3,375)	6,887	(10,633)

Net gain (loss) on derivatives and hedging activities	$(3,885)	$6,651	$(6,508)

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding at December 31, 2006, and 2005 ($ amounts in thousands):

	2006		2005
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Interest rate swaps
Fair value hedges	$31,483,491	$(42,018)	$34,843,675	$(149,652)
Economic hedges	205,110	(458)	345,374	(950)
Interest rate swaptions
Economic hedges	150,000	—	—	—
Interest rate futures/forwards
Fair value hedges	298,425	776	755,715	(4,542)
Economic hedges	11,100	36	22,000	(82)
Mortgage delivery commitments
Economic hedges	10,907	(36)	22,612	10

Total	$32,159,033	$(41,700)	$35,989,376	$(155,216)

Total derivatives excluding accrued interest		$(41,700)		$(155,216)
Accrued interest		77,812		58,867

Net derivative balances		$36,112		$(96,349)

Net derivative asset balances		$99,482		$97,084
Net derivative liability balances		(63,370)		(193,433)

Net derivative balances		$36,112		$(96,349)

Note 17 — Estimated Fair Values

We determined estimated fair value amounts by using available market information, our assumptions of appropriate valuation models, and a model validation process which follows the Finance Board’s guidelines. These estimates are based on pertinent information available to us as of December 31, 2006, and 2005. Because of the assumptions used in the valuation process, there are inherent limitations in estimating the fair value of these instruments. For example, because an active secondary market does not exist for a portion of our financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions. The Fair Value Summary Tables do not represent an estimate of the overall market value of us as a going concern, which would take into account future business opportunities.

Cash and due from banks. The estimated fair value approximates the recorded book balance.

Interest-bearing deposits including certificates of deposit. The estimated fair value of interest-bearing deposits approximates the recorded book balance. The estimated fair value of certificates of deposits is determined by calculating the present value of the expected future cash flows and reducing the amount for accrued interest receivable.

Investment securities. The estimated fair value of certain held-to-maturity investments, including MBS and ABS, are based on quoted prices, excluding accrued interest, as of the last business day of the year. For certain other investments, including state agency securities and available-for sale securities, quoted prices are not available. For these investments, the estimated fair value is determined by calculating the present value of the expected future cash flows and reducing the amount for accrued interest receivable.

Federal funds sold. The estimated fair value is determined by calculating the present value of the expected future cash flows, excluding accrued interest, for instruments with more than one day to maturity. The discount rates used in these calculations are the rates for federal funds with similar terms. The estimated fair values approximate the recorded book balance for federal funds with one day to maturity.

Advances and other loans. We determine the estimated fair value of Advances with fixed rates and Advances with complex floating rates by calculating the present value of expected future cash flows from the Advances and excluding the amount of the accrued interest receivable. The discount rates used in these calculations are the replacement Advance rates for Advances with similar terms. In accordance with the Finance Board’s Advances regulations, Advances with a maturity and repricing period greater than six months require a prepayment fee sufficient to make us financially indifferent to the borrower’s decision to prepay the Advances. Therefore, the estimated fair value of Advances does not assume prepayment risk.

Mortgage loans held for portfolio. The estimated fair values for mortgage loans are determined based on quoted market prices of FNMA mortgage loan pools with similar weighted average coupons. The actual value that would be obtained by selling the mortgages could be different due to other market considerations including the different credit and liquidity aspects of our mortgage loans relative to the mortgages in FNMA loan pools. Additionally, these prices can change based on market conditions and are dependent upon the underlying prepayment characteristics.

Accrued interest receivable and payable. The estimated fair value approximates the recorded book value.

Derivative assets/liabilities. We base the estimated fair values of derivatives on available market prices of instruments with similar terms including accrued interest receivable and payable. However, active markets do not exist for many types of financial instruments. Consequently, fair values for these instruments must be estimated using discounted cash flow analysis and comparisons to similar instruments. Estimates developed using these methods are subjective and require judgments regarding matters such as the amount and timing of future cash flows and the selection of discount rates that appropriately reflect market and credit risks. The estimated fair values are based on our assumptions underlying the valuation model. Because these estimates are made as of a specific point in time, as market conditions change, these estimates may change. The fair values are netted by counterparty where such legal right exists. If these fair value amounts are positive, they are classified as an asset, or, if negative, a liability.

Deposits. All deposits at December 31, 2006, and 2005, were variable rate deposits. For such deposits, fair value approximates the carrying value.

Consolidated obligations. We determine the estimated fair value of COs based on our valuation models and available market information. The estimated cost of issuing debt includes non-interest selling costs.

Mandatorily redeemable capital stock. The fair value of capital subject to mandatory redemption is generally at par value. Fair value also includes estimated dividends earned at the time of reclassification from equity to liabilities, until such amount is paid, and any subsequently declared stock dividend. Stock can only be acquired by members at par value and redeemed at par value. Stock is not traded and no market mechanism exists for the exchange of stock outside the cooperative structure.

Commitments. The estimated fair value of our letters of credit was immaterial at December 31, 2006, and 2005. The estimated fair value of commitments to extend credit for advances is recorded when a pre-determined rate is established before settlement date.

Commitments to extend credit for mortgage loans. Certain mortgage loan purchase commitments are recorded at their fair value as Derivative assets or liabilities in the Statement of Condition.

The estimated fair value of the Bank’s commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair value of these fixe — drate loan commitments also takes into account the difference between the current forward interest rate and the committed interest rate.

The carrying value and estimated fair values of our financial instruments at December 31, 2006, were as follows ($ amounts in thousands):

2006 FAIR VALUE SUMMARY TABLE

Financial Instruments	Carrying Value	Net Unrealized Gains/(Losses)	Estimated Fair Value
Assets
Cash and due from banks	$15,022	$—	$15,022
Interest-bearing deposits	394,081	11	394,092
Federal funds sold	7,324,000	121	7,324,121
Held-to-maturity securities	6,544,392	(140,938)	6,403,454
Advances	22,282,257	3,248	22,285,505
Mortgage loans held for portfolio, net	10,020,670	(211,354)	9,809,316
Accrued interest receivable	136,309	—	136,309
Derivative assets	99,482	—	99,482

Liabilities
Deposits	919,943	—	919,943
COs
Discount Notes	10,470,607	2,223	10,468,384
CO Bonds	32,843,983	181,070	32,662,913
Accrued interest payable	383,627	—	383,627
Derivative liabilities	63,370	—	63,370
Mandatorily redeemable capital stock	151,332	—	151,332

Other
Commitments to extend credit for Advances	—	—	—

The carrying value and estimated fair values of our financial instruments at December 31, 2005, were as follows ($ amounts in thousands):

2005 FAIR VALUE SUMMARY TABLE

Financial Instruments	Carrying Value	Net Unrealized Gains/(Losses)	Estimated Fair Value
Assets
Cash and due from banks	$37,523	$—	$37,523
Interest-bearing deposits	914,312	(90)	914,222
Federal funds sold	4,655,000	(198)	4,654,802
Trading security	43,385	—	43,385
Held-to-maturity securities	6,819,879	(138,876)	6,681,003
Advances	25,813,862	(7,955)	25,805,907
Mortgage loans held for portfolio, net	9,540,145	(207,944)	9,332,201
Accrued interest receivable	119,156	—	119,156
Derivative assets	97,084	—	97,084

Liabilities
Deposits	799,942	—	799,942
COs
Discount Notes	9,366,878	1,000	9,365,878
CO Bonds	34,971,804	217,774	34,754,030
Accrued interest payable	328,322	—	328,322
Derivative liabilities	193,433	—	193,433
Mandatorily redeemable capital stock	43,574	—	43,574

Other
Commitments to extend credit for Advances	—	(10)	(10)

Note 18 — Commitments and Contingencies

As described in Note 12, as provided by the Bank Act or Finance Board regulation, COs are backed only by the financial resources of the Federal Home Loan Banks. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any Federal Home Loan Bank to repay all or a portion of the principal and interest on COs for which another Federal Home Loan Bank is the primary obligor. No Federal Home Loan Bank has had to assume or pay the CO of another Federal Home Loan Bank.

We considered the guidance under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees,, Including Indirect Guarantees of Indebtedness of Others-an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (“FIN 45”), and determined it was not necessary to recognize the fair value of our joint and several liability for all of the COs. The joint and several obligations are mandated by Finance Board regulations and are not the result of arms-length transactions among the Federal Home Loan Banks. The Federal Home Loan Banks have no control over the amount of the guaranty or the determination of how each Federal Home Loan Bank would perform under the joint and several liability. Because the Federal Home Loan Banks are subject to the authority of the Finance Board as it relates to decisions involving the allocation of the joint and several liability for each of the Federal Home Loan Bank’s COs, our joint and several obligation is excluded from the initial recognition and measurement provisions of FIN 45. Accordingly, we do not recognize a liability for our joint and several obligation related to COs issued for the benefit of other Federal Home Loan Banks at December 31, 2006, and 2005. The par amounts of the Federal Home Loan Banks’ outstanding COs, including COs held by other Federal Home Loan Banks were approximately $951.7 billion and $937.5 billion at December 31, 2006, and 2005, respectively.

Commitments that legally bind and unconditionally obligate us for additional Advances totaled approximately $18,366,000 and $57,175,000 at December 31, 2006, and 2005, respectively. Of these amounts, Advances that have a pre-determined rate had a fair value of $0 and $10,000 at December 31, 2006, and 2005, respectively. The remaining commitments for Advances have a fair value of $0 because the rate is not determined until settlement. Commitments generally are for periods up to 12 months. Based on management’s credit analyses and collateral requirements, we do not deem it necessary to record any additional liability on these commitments. Commitments are fully collateralized at the time of issuance (see Note 7).

Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the Bank and our member. If we are required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. Outstanding standby letters of credit were as follows ($ amounts in thousands):

	2006	2005
Outstanding notional (in thousands)	$312,313	$301,928
Original terms	11 months – 15 years	1 – 15 years
Final expiration year	2016	2015

The value of the guarantees related to standby letters of credit entered into after 2002 are recorded in Other liabilities and amount to $2,302,000 at December 31, 2006. Based on management’s credit analyses and collateral requirements, we have not deemed it necessary to record any additional liability on these commitments. Commitments are fully collateralized at the time of issuance (see Note 7). The estimated fair values of commitments as of December 31, 2006, and 2005 is reported in Note 17.

Future minimum rental payments required under our operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2006, are as follows ($ amounts in thousands):

2007	$175
2008	124
2009	65
2010	—
2011	—
Later years	—

Total	$364

As described in Note 1, for managing the inherent credit risk in MPP, participating members pay us credit enhancement fees in order to fund the LRA and pay SMI. When a credit loss occurs, the accumulated LRA is used to cover the credit loss in excess of equity and primary mortgage insurance. Funds not used are returned to the member over time. SMI provides additional coverage over and above losses covered by the LRA. The LRA amounted to $17,999,000 and $13,349,000 at December 31, 2006, and 2005, respectively. Additional probable losses are provided through the allowance for credit losses. No allowance for credit losses was considered necessary at December 31, 2006, or December 31, 2005.

Commitments that unconditionally obligate us to fund/purchase mortgage loans totaled $10,907,000 and $22,612,000 at December 31, 2006, and 2005, respectively. Commitments are generally for periods not to exceed 91 days. Such commitments were recorded as derivatives at their fair value. The estimated fair value of commitments is reported in Note 17.

We generally execute derivative agreements with major banks and broker-dealers and generally enter into bilateral collateral agreements. We had pledged, as collateral, cash totaling $0 and $3,235,000 at December 31,

2006, and 2005, respectively. These amounts are included in Interest-bearing deposits on the Statement of Condition.

We entered into $100,000,000 par value of CO Bonds and $66,820,000 par value of Discount Notes that had traded but not settled as of December 31, 2006, compared to $334,000,000 and $903,000 as of December 31, 2005

We are subject to legal proceedings arising in the normal course of business. Management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on our financial condition or results of operations. We are not aware of any pending or threatened litigation against us at this time.

Notes 7, 8, 12, 13, 14, and 16 discuss other commitments and contingencies.

Note 19 — Transactions with Other Federal Home Loan Banks

Our activities with other Federal Home Loan Banks are summarized below, and have been identified in the Statement of Condition, Statement of Income, and Statement of Cash Flows.

Borrowings with other Federal Home Loan Banks. Occasionally, we loan (or borrow) short-term funds to (from) other Federal Home Loan Banks. There were no loans to or from other Federal Home Loan Banks outstanding at December 31, 2006, or 2005. Loans to other Federal Home Loan Banks and principal repayments of these loans during the years ended December 31, 2006, 2005, and 2004, were as follows ($ amounts in thousands):

	2006	2005	2004
Loans to other Federal Home Loan Banks and related principal repayments	$100,000	$945,000	$2,817,000
Interest income earned from other Federal Home Loan Banks	14	73	278

Borrowings from other Federal Home Loan Banks and principal repayments on these loans during the years ended December 31, 2006, 2005, and 2004, were as follows ($ amounts in thousands):

	2006	2005	2004
Borrowings from other Federal Home Loan Banks and related principal repayments	$257,000	$355,000	$—
Interest expense incurred to other Federal Home Loan Banks	38	26	—

Investments in other Federal Home Loan Bank Consolidated Obligations. Our available-for-sale investment securities portfolio included purchases of COs for which other Federal Home Loan Banks are the primary obligors. All of these COs were purchased in the open market from third parties and are accounted for in the same manner as other similarly classified investments. We recorded gross interest income of approximately $0, $8.8 million, and $12.5 million for years ended December 31, 2006, 2005 and 2004, respectively, on these investments in COs on which another Federal Home Loan Bank is the primary obligor.

Assumption of other Federal Home Loan Bank Consolidated Obligations. We may, from time to time, assume the outstanding primary liability of another Federal Home Loan Bank rather than issue new debt for which we are the primary obligor although we have recorded no such transfers during the years ended December 31, 2006, 2005 and 2004. We account for these transfers in the same manner as we account for new debt issuances (see Note 12).

Note 20 — Transactions with Shareholders

Our activities with shareholders are summarized below and have been identified in the Statement of Condition, Statement of Income, and Statement of Cash Flows.

As a cooperative, our capital stock is owned by our members, by former members that retain the stock as provided in our capital plan or by non-member institutions that have acquired members and must retain the stock to support Advances or other activities with our Bank. All Advances are issued to members, and all mortgage loans held for portfolio are purchased from members. We also maintain demand deposit accounts for members, former members and non-members, primarily to facilitate settlement activities that are directly related to Advances and mortgage loan purchases. We may not invest in any equity securities issued by our shareholders, and we have not entered into any interest rate exchange agreements with any of our shareholders.

In the normal course of business, we have invested in federal funds sold activity and other short-term investments with shareholders or their affiliates.

In addition, included in our held-to-maturity investment portfolio are purchases of MBS issued by shareholders or their affiliates. The MBS amounts outstanding at December 31, 2006, and 2005 are presented in Note 6.

As provided by statute, the only voting rights conferred upon our members are for the election of directors. In accordance with the Bank Act and Finance Board regulations, members elect a majority of our Board of Directors. The remaining directors are appointed by the Finance Board. Under the statute and regulations, each elective directorship is designated to one of the two states in our district, and each member is entitled to vote only for candidates for the state in which the member’s principal place of business is located. A member is entitled to cast, for each applicable directorship, one vote for each share of capital stock that the member is required to hold, subject to a statutory limitation. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of our capital stock that were required to be held by all members in that state as of the record date for voting. Previous member stockholders are not entitled to cast votes for the election of directors. At December 31, 2006, and 2005, no member owned more than 10% of the voting interests of our Bank due to statutory limits on members’ voting rights as discussed above.

All transactions with members or their affiliates are entered into in the ordinary course of business. Finance Board regulation requires us to price our credit products consistently and without discrimination to all members applying for Advances. We are also prohibited from pricing our Advances below our marginal cost of matching term and maturity funds in the marketplace, including embedded options, and the administrative cost associated with making such Advances to members. However, we may price Advances on a differential basis, based on the credit and other risks to us of lending to any particular member, or other reasonable criteria applied equally to all members. We apply such standards and criteria consistently, and without discrimination, to all members applying for Advances.

Transactions with Directors’ Financial Institutions. We provide, in the ordinary course of business, products and services to members whose officers or directors may serve on our Board of Directors (“Directors’ Financial Institutions”). Finance Board regulations require that transactions with Directors’ Financial Institutions be made on the same terms as those with any other member. As of December 31, 2006, and 2005, we had Advances and capital stock outstanding (including mandatorily redeemable capital stock) to Directors’ Financial Institutions as follows ($ amounts in thousands):

	Advances ($ at par)	% of Advances outstanding	Capital Stock ($ at par)	% of capital stock outstanding
December 31, 2006	$1,094,314	4.9%	$97,152	5.0%
December 31, 2005	$1,822,589	7.0%	$164,952	7.5%

During the years ended December 31, 2006, 2005, and 2004, we acquired mortgage loans that were originated by Directors’ Financial Institutions as follows ($ amounts in thousands):

	For the Year ended December 31,
	2006	2005	2004
Mortgage Loans originated by Directors’ Financial Institutions	$366,941	$705,587	$441,978

Note 21 — Subsequent Events

On January 22, 2007, our member, LaSalle Bank Midwest NA, sold its subsidiary, ABN AMRO Mortgage Group to Citigroup. We have been purchasing mortgage loans from LaSalle Midwest NA that were originated by ABN AMRO Mortgage Group, its U.S.-based wholesale residential mortgage broker origination platform and servicing business. Although we can no longer purchase mortgage loans originated by ABN AMRO Mortgage Group, our mortgage loans from ABN AMRO Mortgage Group of $4,285,688,000, representing 42.9% of our Mortgage loans outstanding, at par, as of December 31, 2006, will remain outstanding until maturity or prepayment. Further, we can still make Advances to LaSalle Bank Midwest NA, or purchase mortgage loans from them as LaSalle Bank Midwest NA will remain in the retail residential mortgage business. As of December 31, 2006, we held $5,200,171,000 par value of Advances to LaSalle Bank Midwest, NA, which represented 23.2% of our total Advances, at par. LaSalle Bank Midwest, NA had a capital balance of $334,110,000 as of December 31, 2006, which represented 17.2% of our Capital stock balance.

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Organization Certificate of the Federal Home Loan Bank of Indianapolis, incorporated by reference to our Registration Statement on Form 10 filed February 14, 2006

3.2*	Bylaws of the Federal Home Loan Bank of Indianapolis, incorporated by reference to our Registration Statement on Form 10 filed February 14, 2006

4*	Capital Plan of the Federal Home Loan Bank of Indianapolis, incorporated by reference to our Registration Statement on Form 10 filed February 14, 2006

10.1	Federal Home Loan Bank of Indianapolis 2007 Executive Incentive Compensation Plan

10.2*	Federal Home Loan Bank of Indianapolis Supplemental Executive Thrift Plan (with trust), as amended, incorporated by reference to our Quarterly Report on Form 10-Q filed on September 29, 2006

10.3*	Federal Home Loan Bank of Indianapolis Supplemental Executive Retirement Plan (with trust), as amended, incorporated by reference to our Quarterly Report on Form 10-Q filed on September 29, 2006

10.4*	Directors’ Deferred Compensation Plan (with trust), as amended, incorporated by reference to our Quarterly Report on Form 10-Q filed on September 29, 2006

10.5	Directors’ Fee Policy effective January 2007 (technical amendments only)

10.6	Form of Key Employee Severance Agreement for Executive Officers

10.7*	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2006

12	Computation of Ratios of Earnings to Fixed Charges

14.1	Code of Conduct for Directors, Officers, Employees and Advisory Council Members, effective March 16, 2007 (technical amendments only)

31.1	Certification of the Interim President—Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Senior Vice President—Acting Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Interim President—Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Senior Vice President—Acting Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	These documents are incorporated by reference.