Form 10-Q
period 2007-03-31
Federal Home Loan Bank of Indianapolis
filed 2007-05-14
CIK 1331754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(317) 465-0200

(Registrant’s telephone number, including area code):

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.

[ X ]  Yes            [   ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

[   ]  Yes            [X]  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2007
Class B Stock, par value $100	20,381,752

Federal Home Loan Bank of Indianapolis

Form 10-Q

As used in this Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “FHLBI,” and the “Bank” refer to the Federal Home Loan Bank of Indianapolis.

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

Federal Home Loan Bank of Indianapolis

Statements of Condition

(Unaudited)

(In thousands, except par value)

	March 31, 2007	December 31, 2006
Assets
Cash and due from banks	$ 10,513	$ 15,022
Interest-bearing deposits, members and non-members	1,301,118	394,081
Federal funds sold, members and non-members	8,720,000	7,324,000
Held-to-maturity securities (a), members and non-members	6,318,598	6,544,392
Advances to members (Note 3)	22,077,482	22,282,257
Mortgage loans held for portfolio, net (Note 4)	9,958,762	10,020,670
Accrued interest receivable	124,987	136,309
Premises, software, and equipment, net	10,236	10,584
Derivative assets (Note 10)	98,291	99,482
Other assets	30,996	42,107

Total Assets	$48,650,983	$46,868,904

Liabilities and Capital
Deposits (Note 5)
Interest-bearing deposits	$ 1,148,545	$ 907,718
Non-interest-bearing deposits	11,369	12,225

Total deposits	1,159,914	919,943

Consolidated obligations, net (Note 6)
Discount Notes	12,520,976	10,470,607
Bonds	32,272,258	32,843,983

Total Consolidated obligations, net	44,793,234	43,314,590

Accrued interest payable	387,125	383,627
Affordable Housing Program	27,243	26,366
Payable to REFCORP	7,593	6,838
Derivative liabilities (Note 10)	37,850	63,370
Mandatorily redeemable capital stock	151,197	151,332
Other liabilities	42,398	48,124

Total Liabilities	46,606,554	44,914,190

Commitments and contingencies (Note 7,8, 10, and 12)

Capital (Note 7)
Capital Stock-Class B-1 putable ($100 par value) issued and outstanding shares: 18,811, and 17,935, respectively	1,881,106	1,793,511
Capital Stock-Class B-2 putable ($100 par value) issued and outstanding shares: .01 and .01, respectively	1	1

Total Capital Stock-Class B-1 and B-2 putable ($100 par value) issued and outstanding shares: 18,811.01 and 17,935.01, respectively	1,881,107	1,793,512
Retained earnings	169,926	166,622
Accumulated other comprehensive income (loss)	(6,604)	(5,420)

Total Capital	2,044,429	1,954,714

Total Liabilities and Capital	$48,650,983	$46,868,904

(a) Fair values: $6,203,482 and $6,403,454 at March 31, 2007, and December 31, 2006.

The accompanying notes are an integral part of these unaudited financial statements.

Federal Home Loan Bank of Indianapolis

Statements of Income

(Unaudited)

($ amounts in thousands)

	For the Three Months ended March 31,
	2007	2006
Interest Income
Advances to members	$305,363	$272,729
Prepayment fees on advances, net	1,802	330
Interest-bearing deposits, members and non-members	5,030	8,896
Federal funds sold, members and non-members	97,602	51,284
Trading security	-	611
Held-to-maturity securities, members and non-members	74,655	76,174
Mortgage loans held for portfolio	130,995	125,953
Loans to other Federal Home Loan Banks	15	-

Total Interest income	615,462	535,977

Interest Expense
Discount Notes	148,170	74,223
Consolidated obligation bonds	405,290	393,792
Deposits	12,685	12,413
Borrowings from other Federal Home Loan Banks	-	7
Mandatorily redeemable capital stock	1,951	347
Other borrowings	-	3

Total Interest expense	568,096	480,785

Net interest income	47,366	55,192

Other Income (Loss)
Service fees	335	343
Net loss on trading security	-	(336)
Net gain (loss) on derivatives and hedging activities	722	(648)
Other, net	276	341

Total Other income (loss)	1,333	(300)

Other Expense
Compensation and benefits	8,914	7,015
Other operating expenses	2,133	2,710
Finance Board	408	450
Office of Finance	411	303
Other	543	546

Total Other expense	12,409	11,024

Income Before Assessments	36,290	43,868

Affordable Housing Program	3,161	3,616
REFCORP	6,626	8,050

Total assessments	9,787	11,666

Net Income	$ 26,503	$ 32,202

The accompanying notes are an integral part of these unaudited financial statements.

Federal Home Loan Bank of Indianapolis

Statements of Capital

(Unaudited)

($ amounts in thousands)

	Capital Stock		Capital Stock		Retained	Accumulated Other Comprehensive
	Class B-1 Putable		Class B-2 Putable				Total
	Shares	Par Value	Shares	Par Value	Earnings	Income	Capital
Balance, December 31, 2005	21,564	$2,156,426	-	$-	$149,014	$(2,207)	$2,303,233
Proceeds from sale of capital stock	59	5,942					5,942

Comprehensive income
Net income					32,202	-	32,202

Total comprehensive income					32,202	-	32,202

Mandatorily redeemable capital stock distributions					(1)		(1)
Dividends on capital stock
Cash (4.75%)					(25,742)		(25,742)

Balance, March 31, 2006	21,623	$2,162,368	-	$-	$155,473	$(2,207)	$2,315,634

	Capital Stock		Capital Stock			Accumulated
	Class B-1 Putable		Class B-2 Putable
	Shares	Par Value	Shares	Par Value	Earnings	Income	Capital
Balance, December 31, 2006	17,935	$1,793,511	-	$1	$166,622	$(5,420)	$1,954,714
Proceeds from sale of capital stock	876	87,595					87,595

Comprehensive income
Net income				-	26,503		26,503
Other						(1,184)	(1,184)

Total comprehensive income				-	26,503	(1,184)	25,319

Mandatorily redeemable capital stock distributions					(7)		(7)
Dividends on capital stock
Cash (5.00%)					(23,192)		(23,192)

Balance, March 31, 2007	18,811	$1,881,106	-	$1	$169,926	$(6,604)	$2,044,429

The accompanying notes are an integral part of these unaudited financial statements.

Federal Home Loan Bank of Indianapolis

Statements of Cash Flows

(Unaudited)

($ amounts in thousands)

	For the Three Months ended March 31,
	2007	2006
Operating Activities
Net income	$26,503	$32,202

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization
Net premiums and discounts on consolidated obligations	11,652	318
Net premiums and discounts on investments	(3,175)	(2,539)
Net premiums and discounts on mortgage loans	1,337	(95)
Concessions on consolidated obligation bonds	1,408	1,681
Fees on derivatives, included as a component of derivative value	(1,149)	(1,495)
Net deferred (gain) loss on derivatives	(42)	(35)
Premises, software, and equipment	363	342
Other fees and amortization	982	416
Gain (loss) due to change in net fair value adjustment on derivative and hedging activities	(1,467)	(3,833)
Net change in:
Trading security	-	9,400
Accrued interest receivable	11,322	1,058
Net derivatives – net accrued interest	(34,489)	(34,041)
Other assets	10,133	1,272
Affordable Housing Program liability and discount on Affordable Housing Program Advances	877	(629)
Accrued interest payable	3,498	54,130
Payable to REFCORP	755	1,019
Other liabilities	(6,911)	1,122

Total adjustments	(4,906)	28,091

Net cash provided by operating activities	21,597	60,293

Investing Activities
Net change in:
Interest-bearing deposits, members and non-members	(907,037)	(262,766)
Federal funds sold, members and non-members	(1,396,000)	(2,921,000)
Premises, software, and equipment	(15)	(101)
Held-to-maturity securities:
Proceeds from maturities of held-to-maturity securities, members and non-members	228,968	281,201
Purchases of long-term held-to-maturity securities, members and non-members	-	(240,688)
Advances to members:
Principal collected on Advances	21,405,016	17,218,525
Advances made	(21,146,746)	(14,254,528)
Mortgage loans held for portfolio:
Principal collected	273,575	260,090
Mortgage loans purchased	(211,605)	(590,881)
Other Federal Home Loan Banks:
Principal collected on loans to other Federal Home Loan Banks	100,000	-
Loans to other Federal Home Loan Banks	(100,000)	-

Net cash used in investing activities	(1,753,844)	(510,148)

The accompanying notes are an integral part of these unaudited financial statements.

Federal Home Loan Bank of Indianapolis

Statements of Cash Flows, continued

(Unaudited)

($ amounts in thousands)

	For the Three Months ended March 31,
	2007	2006

Financing Activities
Net change in:
Deposits	239,971	705,271
Net proceeds from issuance of Consolidated obligations
Discount Notes	222,584,766	194,732,650
Consolidated obligation bonds	3,792,773	841,151
Payments for maturing and retiring Consolidated obligations
Discount Notes	(220,546,128)	(194,753,470)
Consolidated obligation bonds	(4,407,905)	(1,047,350)
Other Federal Home Loan Banks:
Borrowings from other Federal Home Loan Banks	-	50,000
Maturities of borrowings from other Federal Home Loan Banks	-	(50,000)
Proceeds from issuance of capital stock	87,595	5,942
Payments for redemption of mandatorily redeemable capital stock	(142)	(34,749)
Cash dividends paid	(23,192)	(25,742)

Net cash provided by financing activities	1,727,738	423,703

Net decrease in cash and cash equivalents	(4,509)	(26,152)

Cash and cash equivalents at beginning of the period	15,022	37,523

Cash and cash equivalents at end of the period	$10,513	$11,371

Supplemental Disclosures
Interest paid	$452,269	$363,869
Affordable Housing Program payments, net	2,284	4,245
REFCORP payments	5,871	7,031

The accompanying notes are an integral part of these unaudited financial statements.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Notes to Financial Statements - Unaudited

Note 1 – Summary of Significant Accounting Policies and Basis of Presentation

The significant accounting policies and the financial condition and results of operation for the Federal Home Loan Bank of Indianapolis as of December 31, 2006, are contained in the Bank’s Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 on March 30, 2007. The accompanying unaudited financial statements for the three months ended March 31, 2007, should be read in conjunction with the Form 10-K. In the opinion of our management, the accompanying financial statements contain all adjustments necessary (consisting of only normal recurring adjustments) for a fair statement of the results for the interim period ended March 31, 2007, and conform with accounting principles generally accepted in the United States of America (“GAAP”) as they apply to interim financial statements. The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results to be expected for any subsequent period or entire year.

The preparation of financial statements requires management to make assumptions and estimates. These assumptions and estimates affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates.

We have included descriptions of significant accounting policies in Note 1 to our 2006 Financial Statements in our Form 10-K. There have been no significant changes to these policies as of March 31, 2007.

Certain reclassifications have been made in the prior-year financial statements to conform to current presentation.

Note 2 – Recently Issued Accounting Standards and Interpretations

SFAS 155. On February 16, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (“SFAS 155”), which resolves issues addressed in Derivatives Implementation Group (“DIG”) Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets (“DIG Issue D1”). SFAS 155 amends SFAS 133 to simplify the accounting for certain derivatives embedded in other financial instruments (a hybrid financial instrument) by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise required bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in DIG Issue D1. SFAS 155 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a replacement of FASB Statement 125 (“SFAS 140”) to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006 (January 1, 2007, for the Bank), with earlier adoption allowed. Our adoption of SFAS 155 at January 1, 2007, did not have a material impact on our results of operations or financial condition.

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

DIG Issue B40. On December 20, 2006, the FASB issued DIG Issue No. B40, Application of Paragraph 13(b) to Securitized Interest in Prepayable Financial Assets (“DIG Issue B40”). DIG Issue B40 clarifies when a securitized interest in prepayable financial assets is subject to the conditions in paragraph 13(b) of SFAS 133. DIG Issue B40 became effective upon initial adoption of SFAS 155 (January 1, 2007, for the Bank). Our adoption of DIG Issue B40 at January 1, 2007, did not have a material impact on our results of operations or financial condition.

SFAS 159. On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008, for the Bank). Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. Implementation of SFAS 159 is optional. Although we have not yet determined the effect that the implementation of SFAS 159 will have on our results of operations or financial condition, we believe that, if implemented, it could have a material impact on our results of operations and financial condition.

FSP FIN 39-1, Amendment of FASB Interpretation No. 39. This FASB staff position (“FSP”) was issued on April 30, 2007, and addresses modifications to FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts. Specifically, these modifications permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. This FSP is effective for fiscal years beginning after November 15, 2007, (January 1, 2008, for the Bank) with early application permitted. We do not expect the adoption of this FSP to have a material impact on our results of operations or financial condition.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Notes to Financial Statements - Unaudited

Note 3 — Advances to Members

Redemption Terms. At March 31, 2007, and December 31, 2006, we had Advances outstanding to members, including Affordable Housing Program (“AHP”) Advances, at interest rates ranging from 2.28% to 8.34% and 2.21% to 8.34%, respectively, as summarized below ($ amounts in thousands):

	March 31, 2007		December 31, 2006

Year of Maturity	Amount	*WAIR %	Amount	*WAIR%
Overdrawn demand deposit accounts	$ 277	7.31	$ 9,610	7.31
Due in 1 year or less	6,114,255	4.46	7,426,375	4.48
Due after 1 year through 2 years	3,362,793	4.26	4,369,649	4.08
Due after 2 years through 3 years	2,521,646	4.72	2,057,004	4.56
Due after 3 years through 4 years	3,287,519	4.89	2,942,302	4.93
Due after 4 years through 5 years	2,944,035	4.85	1,872,108	4.85
Thereafter	3,877,514	5.10	3,689,257	5.05
Index amortizing Advances	421	7.26	425	7.26

Total par value	22,108,460	4.69	22,366,730	4.59
Discount on AHP Advances	(283)		(294)
SFAS 133 hedging adjustments	(40,078)		(94,510)
Other adjustments	9,383		10,331

Total	$22,077,482		$22,282,257

  *Weighted Average Interest Rate

At March 31, 2007, and December 31, 2006, we had no callable Advances, and we had putable Advances outstanding totaling $3,593,550,000 and $3,662,050,000, respectively.

Interest Rate Payment Terms. The following table details interest rate payment terms for Advances at March 31, 2007, and December 31, 2006 ($ amounts in thousands):

	March 31, 2007	December 31, 2006
Par amount of Advances
Fixed rate	$20,348,652	$20,861,141
Variable rate	1,759,808	1,505,589

Total	$22,108,460	$22,366,730

Prepayment Fees. The net amount of prepayment fees is reflected as Interest income in the Statements of Income.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Notes to Financial Statements - Unaudited

Note 4— Mortgage Loans Held for Portfolio

The Mortgage Purchase Program (“MPP”) involves the investment in mortgage loans that are purchased directly from our participating members. The total loans represent held-for-portfolio loans under the MPP whereby our members originate or acquire certain home mortgage loans that are then sold to us. See Note 13 for information on transactions with related parties. The following table presents information on mortgage loans held for portfolio as of March 31, 2007, and December 31, 2006 ($ amounts in thousands):

	March 31, 2007	December 31, 2006
Real Estate
Fixed-rate medium-term(1) single-family mortgages	$1,545,293	$1,567,102
Fixed-rate long-term(2) single-family mortgages	8,380,413	8,418,418

Total mortgage loans held for portfolio, par value	9,925,706	9,985,520
Premiums.	61,543	63,756
Discounts	(51,772)	(51,198)
SFAS 133 hedging adjustments	23,285	22,592

Total mortgage loans held for portfolio	$9,958,762	$10,020,670

(1) Medium-term is defined as a term of 15 years or less.

(2) Long-term is defined as terms of 20-30 years.

The following table details the par value of mortgage loans held for portfolio outstanding at March 31, 2007, and December 31, 2006, ($ amounts in thousands):

	March 31, 2007	December 31, 2006
FHA loans	$ 890,470	$ 922,261
Conventional loans	9,035,236	9,063,259

Total mortgage loans held for portfolio, par value	$9,925,706	$9,985,520

We had $1,000 of nonaccrual loans at March 31, 2007, and December 31, 2006.

The allowance for credit losses was $0 at March 31, 2007, and December 31, 2006. The provision for credit losses was $0 for the three months ended March 31, 2007, and 2006, respectively.

At March 31, 2007, and December 31, 2006, we had no recorded investments in impaired mortgage loans.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Notes to Financial Statements - Unaudited

Note 5 — Deposits

The average interest rates paid on average interest-bearing deposits were 5.11% and 4.37% during the three months ended March 31, 2007, and 2006, respectively.

The following table details Deposits as of March 31, 2007, and December 31, 2006 ($ amounts in thousands):

	March 31, 2007	December 31, 2006
Interest-bearing:
Demand and overnight	$1,098,536	$ 847,362
Other deposits	50,009	60,356

Total interest-bearing deposits	1,148,545	907,718

Non-interest-bearing:
Pass-thru deposit reserves	11,369	12,225

Total non interest-bearing deposits	11,369	12,225

Total Deposits	$1,159,914	$ 919,943

Note 6— Consolidated Obligations

Interest Rate Payment Terms. The following table details interest rate payment terms for Consolidated Obligation Bonds (“CO Bonds”) at March 31, 2007, and December 31, 2006 ($ amounts in thousands):

	March 31, 2007	December 31, 2006
Par value of CO Bonds
Fixed rate	$28,335,140	$28,604,395
Step-up	3,498,080	3,823,080
Simple variable rate	110,000	110,000
Fixed that converts to variable	240,000	240,000
Variable that converts to fixed	175,000	175,000
Range	15,000	37,000

Total par value	$32,373,220	$32,989,475

Redemption Terms. The following is a summary of our participation in CO Bonds outstanding at March 31, 2007, and December 31, 2006, by year of maturity ($ amounts in thousands):

	March 31, 2007		December 31, 2006
Year of Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$8,975,550	4.26	$9,349,405	4.23
Due after 1 year through 2 years	6,327,770	4.36	6,295,070	4.18
Due after 2 years through 3 years	4,163,030	4.63	4,082,380	4.56
Due after 3 years through 4 years	2,017,220	4.73	2,564,520	4.64
Due after 4 years through 5 years	1,795,500	5.09	1,503,450	5.07
Thereafter	9,094,150	5.28	9,194,650	5.26

Total par value	32,373,220	4.69	32,989,475	4.62
Bond premiums	23,883		24,358
Bond discounts	(34,930)		(35,860)
SFAS 133 hedging adjustments	(89,915)		(133,990)

Total	$32,272,258		$32,843,983

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Notes to Financial Statements - Unaudited

Consolidated Discount Notes. Our participation in Discount Notes, all of which are due within one year, was as follows ($ amounts in thousands):

	Book Value	Par Value	Weighted Average Interest Rate
March 31, 2007	$12,520,976	$12,566,890	5.16%
December 31, 2006	10,470,607	10,498,931	5.09%

Note 7 — Capital

Capital Requirements. We are subject to three capital requirements under our Capital Plan and Federal Housing Finance Board (“Finance Board”) regulations. First, we must maintain at all times permanent capital in an amount at least equal to the sum of our credit risk capital requirement, our market risk capital requirement, and our operations risk capital requirement, calculated in accordance with the rules and regulations of the Finance Board. Only “permanent capital,” defined as retained earnings and Class B Stock (including mandatorily redeemable capital stock), satisfies the risk-based capital requirement. The Finance Board may require us to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined. In addition, the Gramm-Leach-Bliley Act of 1999 (“GLB Act”) requires us to maintain at all times at least a 4% total capital-to-asset ratio and at least a 5% leverage ratio, defined as the sum of permanent capital weighted 1.5 times, and non-permanent capital weighted 1.0 times, divided by total assets. The following table shows our compliance with the aforementioned capital rules and requirements at March 31, 2007, and December 31, 2006 ($ amounts in thousands):

	March 31, 2007		December 31, 2006
Regulatory capital requirements	Required	Actual	Required	Actual
Risk-based capital	$ 513,796	$2,202,230	$ 522,073	$2,111,466
Total capital-to-asset ratio	4.00%	4.53%	4.00%	4.51%
Total capital	$1,946,039	$2,202,230	$1,874,756	$2,111,466
Leverage ratio	5.00%	6.79%	5.00%	6.76%
Leverage capital	$2,432,549	$3,303,345	$2,343,445	$3,167,199

Note 8 — Employee and Director Retirement and Deferred Compensation Plans

We participate in or maintain the following plans:

•

Pentegra Defined Benefit Plan for Financial Institutions (“PDBP”), a multi-employer, tax-qualified, defined-benefit pension plan, formerly known as the Financial Institutions Retirement Fund. The plan covers substantially all officers and employees;

•	Pentegra Defined Contribution Plan for Financial Institutions (“PDCP”), a tax qualified, defined-contribution pension plan formerly known as the Financial Institutions Thrift Plan;
•

Federal Home Loan Bank of Indianapolis 2005 Supplemental Executive Thrift Plan and a similar grandfathered plan (collectively “SETP”), a non-qualified, unfunded deferred compensation plan covering certain officers;

•

Federal Home Loan Bank of Indianapolis 2005 Directors’ Deferred Compensation Plan and a similar grandfathered plan (collectively “DDCP”), a non-qualified, unfunded deferred compensation plan for our directors; and

•

Federal Home Loan Bank of Indianapolis 2005 Supplemental Executive Retirement Plan and a similar grandfathered plan (collectively “SERP”), a single-employer, non-qualified, unfunded supplemental executive retirement plan covering certain officers.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Notes to Financial Statements - Unaudited

PDBP – Funding and administrative costs of this plan are included in Compensation and benefits as follows ($ amounts in thousands):

	For the Three Months ended March 31,
	2007	2006
Other operating expenses	$1,326	$1,232

PDCP and SETP – Our contributions to the plans were as follows ($ amounts in thousands):

	For the Three Months ended March 31,
	2007	2006

PDCP	$148	$167
SETP	3	15

Total contributions	$151	$182

Our obligation under the SETP at March 31, 2007, and December 31, 2006, was $2,650,000 and $3,450,000, respectively.

DDCP – Our directors also have a deferred compensation plan available to them. The following table is a summary of compensation earned and deferred by our directors ($ amounts in thousands):

	For the Three Months ended March 31,
	2007	2006

Compensation earned	$57	$57
Compensation deferred	13	22

Our obligation under the DDCP at March 31, 2007, and December 31, 2006, was $1,447,000 and $1,514,000, respectively. A rabbi trust has been established to fund the deferred compensation for these officers and directors. Assets in the rabbi trust relating to the deferred compensation plans included as a component of Other assets in the Statement of Condition, were $4,097,000 and $4,964,000 at March 31, 2007, and December 31, 2006, respectively.

SERP - The components of the Total net periodic benefit cost for our SERP for the three months ended March 31, 2007, and 2006, were ($ amounts in thousands):

	For the Three Months Ended March 31,
	2007	2006

Service cost	$ 91	$160
Interest cost	190	175
Amortization of unrecognized prior service cost	(3)	12
Amortization of unrecognized net loss	151	172

Net periodic benefit cost	429	519
Loss on settlement of early retirement incentive	3,154	-

Total net periodic benefit cost	$3,583	$519

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Notes to Financial Statements - Unaudited

Although there are no plan assets, a grantor trust has been established to fund the SERP. The projected benefit obligation and assets in the grantor trust at March 31, 2007, and December 31, 2006, were as follows ($ amounts in thousands):

	March 31, 2007	December 31, 2006
Projected benefit obligation	$12,932	$16,546
Assets in grantor trust	3,437	11,515

SERP obligations of $8,381,000 were paid during the three months ended March 31, 2007. We expect that an additional $23,000 will be paid during the remainder of 2007. These payments substantially all relate to benefits paid to certain participants in the SERP that elected to accept an early retirement incentive offered by us in 2006.

The Total net periodic benefit cost for the year ending December 31, 2007, is expected to be approximately $4,871,000.

We have increased our estimates of the funding and administrative costs associated with the PDBP and the Total net periodic benefit cost related to the SERP for 2007 based on updated actuarial estimates used to calculate those amounts.

Note 9 — Segment Information

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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Notes to Financial Statements - Unaudited

The following table sets forth our financial performance by operating segment for the three months ended March 31, 2007, and 2006 ($ amounts in thousands):

	TFIDP	MPP	Total
March 31, 2007
Net interest income	$36,765	$10,601	$47,366
Other income (loss)	1,383	(50)	1,333
Other expenses	11,537	872	12,409

Income before assessments	26,611	9,679	36,290

AHP	2,371	790	3,161
REFCORP	4,848	1,778	6,626

Total assessments	7,219	2,568	9,787

Net income	$19,392	$7,111	$26,503

	TFIDP	MPP	Total
March 31, 2006
Net interest income	$39,894	$15,298	$55,192
Other income (loss)	212	(512)	(300)
Other expenses	10,012	1,012	11,024

Income before assessments	30,094	13,774	43,868

AHP	2,492	1,124	3,616
REFCORP	5,520	2,530	8,050

Total assessments	8,012	3,654	11,666

Net income	$22,082	$10,120	$32,202

The following table presents assets by operating segment at March 31, 2007, and December 31, 2006 ($ amounts in thousands):

Total Assets	TFIDP	MPP	Total
March 31, 2007	$38,692,221	$9,958,762	$48,650,983
December 31, 2006	36,848,234	10,020,670	46,868,904

Note 10—Derivative and Hedging Activities

For the three months ended March 31, 2007, and 2006, we recorded a Net gain (loss) on derivatives and hedging activities of $722,000 and $(648,000), respectively, in Other income (loss) as follows ($ amounts in thousands):

	Three months ended March 31,
Net Gain (Loss) on Derivatives and Hedging Activities	2007	2006
Gains (losses) related to fair value hedge ineffectiveness	$(68)	$422
Gains (losses) on economic hedges	790	(1,070)

Net gain (loss) on derivatives and hedging activities	$722	$(648)

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Notes to Financial Statements - Unaudited

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding at March 31, 2007, and December 31, 2006 ($ amounts in thousands):

	March 31, 2007		December 31, 2006
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Interest rate swaps
Fair value hedges	$30,856,965	$(50,979)	$31,483,491	$(42,018)
Economic hedges	210,993	(411)	205,110	(458)
Interest rate swaptions
Economic hedges	200,000	-	150,000	-
Interest rate futures/forwards
Fair value hedges	108,255	(477)	298,425	776
Economic hedges	17,700	41	11,100	36
Mortgage delivery commitments
Economic hedges	21,084	(34)	10,907	(36)

Total	$31,414,997	$(51,860)	$32,159,033	$(41,700)

Total derivatives excluding accrued interest		$(51,860)		$(41,700)
Accrued interest		112,301		77,812

Net derivative balances		$60,441		$36,112

Net derivative asset balances		$98,291		$99,482
Net derivative liability balances		(37,850)		(63,370)

Net derivative balances		$60,441		$36,112

Note 11 – Estimated Fair Values

We determined estimated fair value amounts by using available market information, our assumptions of appropriate valuation models, and a model validation process which follows the Finance Board’s guidelines. These estimates are based on pertinent information available to us as of March 31, 2007, and December 31, 2006. Because of the assumptions used in the valuation process, there are inherent limitations in estimating the fair value of these instruments. For example, because an active secondary market does not exist for a portion of our financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions. The Fair Value Summary Tables do not represent an estimate of the overall market value of us as a going concern, which would take into account future business opportunities. For additional information concerning the estimated fair values of our financial instruments, refer to Note 17 of our Audited Financial Statements included in our 2006 Annual Report on Form 10-K.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Notes to Financial Statements - Unaudited

The carrying value and estimated fair values of our financial instruments at March 31, 2007, were as follows ($ amounts in thousands):

FAIR VALUE SUMMARY TABLE – MARCH 31, 2007

Financial Instruments	Carrying Value	Net Unrealized Gains/(Losses)	Estimated Fair Value
Assets
Cash and due from banks	$ 10,513	$ -	$ 10,513
Interest-bearing deposits	1,301,118	87	1,301,205
Federal funds sold	8,720,000	239	8,720,239
Held-to-maturity securities	6,318,598	(115,116)	6,203,482
Advances	22,077,482	22,268	22,099,750
Mortgage loans held for portfolio, net	9,958,762	(192,412)	9,766,350
Accrued interest receivable	124,987	-	124,987
Derivative assets	98,291	-	98,291

Liabilities
Deposits	1,159,914	-	1,159,914
COs:
Discount Notes	12,520,976	958	12,520,018
CO Bonds	32,272,258	142,609	32,129,649
Accrued interest payable	387,125	-	387,125
Derivative liabilities	37,850	-	37,850
Mandatorily redeemable capital stock	151,197	-	151,197

Other
Commitments to extend credit for Advances	-	18	18

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Notes to Financial Statements - Unaudited

The carrying value and estimated fair values of our financial instruments at December 31, 2006, were as follows ($ amounts in thousands):

FAIR VALUE SUMMARY TABLE – DECEMBER 31, 2006

Financial Instruments	Carrying Value	Net Unrealized Gains/(Losses)	Estimated Fair Value
Assets
Cash and due from banks	$ 15,022	$ -	$ 15,022
Interest-bearing deposits	394,081	11	394,092
Federal funds sold	7,324,000	121	7,324,121
Held-to-maturity securities	6,544,392	(140,938)	6,403,454
Advances	22,282,257	3,248	22,285,505
Mortgage loans held for portfolio, net	10,020,670	(211,354)	9,809,316
Accrued interest receivable	136,309	-	136,309
Derivative assets	99,482	-	99,482

Liabilities
Deposits	919,943	-	919,943
COs:
Discount Notes	10,470,607	2,223	10,468,384
CO Bonds	32,843,983	181,070	32,662,913
Accrued interest payable	383,627	-	383,627
Derivative liabilities	63,370	-	63,370
Mandatorily redeemable capital stock	151,332	-	151,332
Other
Commitments to extend credit for Advances	-	-	-

Note 12 — Commitments and Contingencies

The Federal Home Loan Banks have joint and several liability for all the COs issued on behalf of any of them. Accordingly, should one or more of the Federal Home Loan Banks be unable to repay its participation in the COs, each of the Federal Home Loan Banks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Board. No Federal Home Loan Bank has had to assume or pay the CO of another Federal Home Loan Bank since COs began being issued.

We considered the guidance under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), and determined it was not necessary to recognize the fair value of our joint and several liability for all of the COs. The joint and several obligations are mandated by Finance Board regulations and are not the result of arms-length transactions among the Federal Home Loan Banks. The Federal Home Loan Banks have no control over the amount of the guaranty or the determination of how each Federal Home Loan Bank would perform under the joint and several liability because the Federal Home Loan Banks are subject to the authority of the Finance Board as it relates to decisions involving the allocation of the joint and several liability for each of the measurement provisions of FIN 45. Accordingly, we do not recognize a liability for our joint and several obligation related to COs issued for the benefit of other Federal Home Loan Banks at March 31, 2007, and December 31, 2006. The par amounts of the Federal Home Loan Banks’ outstanding COs, including COs held by other Federal Home Loan Banks were approximately $951.5 billion and $951.7 billion at March 31, 2007, and December 31, 2006, respectively.

Commitments that legally bind and unconditionally obligate us for additional Advances totaled approximately $93,252,000 and $18,366,000 at March 31, 2007, and December 31, 2006, respectively. Commitments generally are for periods up to 12 months. Based on management’s credit analyses and

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Notes to Financial Statements - Unaudited

collateral requirements, we do not deem it necessary to record any additional liability on these commitments. Commitments are fully collateralized at the time of issuance.

We execute standby letters of credit for members for a fee. A standby letter of credit is a financing arrangement between the Bank and one of our members. If we are required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. Outstanding standby letters of credit were as follows ($ amounts in thousands):

	March 31, 2007	December 31, 2006
Outstanding notional	$306,290	$312,313
Original terms	11 months -15 years	11 months -15 years
Final expiration year	2016	2016

The value of the guarantees related to standby letters of credit entered into after 2002 are recorded in Other liabilities and amount to $2,127,000 and $2,302,000 at March 31, 2007, and December 31, 2006, respectively. Based on management’s credit analyses and collateral requirements, we do not deem it necessary to record any additional liability on these commitments. Commitments are fully collateralized at the time of issuance.

For managing the inherent credit risk in MPP, participating members pay us credit enhancement fees in order to fund the lender risk account (“LRA”) and pay supplemental mortgage insurance (“SMI”). If a credit loss occurs, the accumulated LRA is used to cover the credit loss in excess of equity and primary mortgage insurance. Funds not used are returned to the member over time. SMI provides additional coverage over and above losses covered by the LRA. The LRA is an indicator of the potential expected losses for which we are liable. The LRA amounted to $18,976,000 and $17,999,000 at March 31, 2007, and December 31, 2006, respectively. Additional probable losses are provided through the allowance for credit losses. No allowance for credit losses is considered necessary at March 31, 2007, or December 31, 2006.

Commitments that unconditionally obligate us to fund/purchase mortgage loans totaled $21,084,000 and $10,907,000 at March 31, 2007, and December 31, 2006, respectively. Commitments are generally for periods not to exceed 91 days. In accordance with SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”), such commitments entered into after June 30, 2003, were recorded as derivatives at their fair value.

When executing derivative agreements with major bank and broker-dealers, we generally enter into bilateral collateral agreements. However, we did not have any cash pledged as collateral at March 31, 2007, and December 31, 2006.

We entered into $109,000,000 par value of CO Bonds and $51,170,000 par value of Discount Notes that had traded but not settled as of March 31, 2007.

We are subject to legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on our financial condition or results of operations.

Notes 7, 8, and 10 discuss other commitments and contingencies.

Note 13 – Transactions with Shareholders

Our activities with shareholders are summarized below, and have been identified in the Statements of Condition, Statements of Income, and Statements of Cash Flows.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Notes to Financial Statements - Unaudited

In the normal course of business, we sell federal funds and make other short-term investments with shareholders or their affiliates.

In addition, included in our held-to-maturity investment portfolio are purchases of Mortgage-Backed Securities (“MBS”) issued by shareholders or their affiliates.

Transactions with Directors’ Financial Institutions. We provide, in the ordinary course of business, products and services to members whose officers or directors may serve on our Board of Directors (“Directors’ Financial Institutions”). Finance Board regulations require that transactions with Directors’ Financial Institutions be made on the same terms as those with any other member. As of March 31, 2007, and December 31, 2006, we had Advances and capital stock outstanding (including mandatorily redeemable capital stock) to Directors’ Financial Institutions as follows ($ amounts in thousands):

	Advances ($ at par)	% of Advances outstanding	Capital Stock ($ at par)	% of capital stock outstanding
March 31, 2007	$1,263,491	5.7%	$97,152	4.8%
December 31, 2006	$1,094,314	4.9%	$97,152	5.0%

During 2007 and 2006, we acquired mortgage loans that were originated by Directors’ Financial Institutions as follows ($ amounts in thousands):

	For the Three Months ended March 31,
	2007	2006
Mortgage Loans originated by Directors’ Financial Institutions	$1,009	$236,200

Acquisition of Members and Affiliates. During the first three months of 2007, our member, LaSalle Bank Midwest N.A. sold its subsidiary, ABN AMRO Mortgage Group, its U.S. –based wholesale residential mortgage broker origination platform and servicing business, to a third party. Although we can no longer purchase mortgage loans originated by ABN AMRO Mortgage Group, our mortgage loans from ABN AMRO Mortgage Group of $4,321,565,000 and $4,285,688,000, representing 43.5% and 42.9% of our Mortgage loans outstanding, at par, as of March 31, 2007, and December 31, 2006, respectively, will remain outstanding until maturity or prepayment. Further, we can still make Advances to LaSalle Bank Midwest N.A. or purchase mortgage loans from them as LaSalle Bank Midwest N.A. will remain in the retail residential mortgage business.

Note 14 – Subsequent Events

On April 23, 2007, ABN AMRO Holding N.V. (“ABN AMRO”) and Barclays P.L.C. (“Barclays”) announced that an agreement had been reached on the combination of ABN AMRO and Barclays (“the merger”). As part of the merger, Bank of America Corp agreed to acquire LaSalle Bank Corporation (“LaSalle”), the parent holding company of our member, LaSalle Bank Midwest N.A. This acquisition is expected to be completed prior to the completion of the merger and is a condition of the merger. However, legal objections have been raised to this acquisition, and it is not clear if this transaction will occur or if the merger will proceed. If the acquisition of LaSalle is finalized and if the acquirer were to decide not to keep LaSalle’s charter in our district, we would no longer be able to make Advances to LaSalle. In addition, we would be required to repurchase any outstanding capital stock owned by LaSalle no later than five years after the date of termination of their charter in our district and the repayment of all outstanding obligations to the Bank. As of March 31, 2007, we held $4,000,171,000 par value of Advances to LaSalle, which represented 18.1% of our total Advances, at par. LaSalle had a capital stock balance of $334,110,000 as of March 31, 2007, which represented 16.4% of our capital stock. See Note 13 for additional information regarding LaSalle’s sale of ABN AMRO Mortgage Group during the three months ended March 31, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-looking Statements

Statements in this Quarterly Report on Form 10-Q, including statements describing the objectives, projections, estimates or future predictions of the Bank may be “forward-looking statements.” These statements may use forward-looking terminology, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “expects,” “will,” or their negatives or other variations on these terms. We caution that, by their nature, forward-looking statements involve risk or uncertainty and that actual results either could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

•	economic and market conditions;
•	demand for our Advances resulting from changes in our members’ deposit flows and credit demands;
•

demand for purchases of mortgage loans resulting from, among other things, changes in the general level of housing activity in the U.S., the level of refinancing activity and consumer product preferences;

•	changes in asset prepayment patterns;
•	changes in or differing interpretations of accounting rules;
•	negative adjustments in Federal Home Loan Bank System credit agency ratings that could adversely impact the marketability of our COs, products, or services;
•	changes in our ability to raise capital market funding;
•	volatility of market prices, rates, and indices that could affect the value of collateral we hold as security for the obligations of our members and counterparties;
•

political events, including legislative, regulatory, or other developments, and judicial rulings that affect us, our members, counterparties, and/or investors in the COs of the 12 Federal Home Loan Banks;

•

competitive forces, including without limitation other sources of funding available to our members, other entities borrowing funds in the capital markets, and the ability to attract and retain skilled individuals;

•	ability to develop and support technology and information systems, including the Internet, sufficient to effectively manage the risks of our business;
•	changes in investor demand for COs and the terms of interest rate exchange agreements and similar agreements;
•	membership changes, including, but not limited to, mergers, acquisitions and consolidation of charters;
•	timing and volume of market activity;
•	ability to introduce new products and services and successfully manage the risks associated with those products and services, including new types of collateral securing Advances and securitizations;
•	risk of loss arising from litigation filed against one or more of the Federal Home Loan Banks;
•	risk of loss arising from natural disasters or acts of terrorism;
•	risk of loss should one or more of the Federal Home Loan Banks be unable to repay its participation in the COs;
•	inflation or deflation; and
•	costs associated with compliance with the Sarbanes-Oxley Act of 2002 and other SEC reporting requirements, such as the Securities Exchange Act of 1934.

Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make through reports filed with the SEC in the future, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and related footnotes contained in this Quarterly Report on Form 10-Q and our 2006 Annual Report on Form 10-K filed with the SEC on March 30, 2007.

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

Our overall prospects are dependent on economic growth trends to the extent that they influence our members’ demand for wholesale funding and sales of mortgage loans. Our members typically use wholesale funding, in the form of Advances, after they have exhausted their other sources of funding, such as retail deposits and excess liquidity. Also, members may sell mortgage loans to us as part of an overall business strategy. Periods of economic growth tend to lead to significant use of wholesale funds by our members because businesses typically fund expansion by borrowing and/or reducing deposit balances. Conversely, slow economic growth tends to decrease our members’ wholesale borrowing activity. Member demand for Advances and the sale of mortgage loans is also influenced by the steepness of the yield curve, as well as the availability and cost of other sources of wholesale funding.

Highlights of Our Operating Results for the Three Months Ended March 31, 2007

Total assets were $48.7 billion as of March 31, 2007, an increase of $1.8 billion compared to $46.9 billion as of December 31, 2006. This increase was primarily due to the increase in our Short-term investment portfolio, consisting of Federal funds sold and Interest-bearing deposits, of $2.3 billion in order to utilize capital capacity and take advantage of investment opportunities.

This increase was partially offset by the following decreases:

•	Held-to-maturity securities decreased by $0.2 billion due to paydowns, and
•	Advances decreased by $0.2 billion, primarily as a result of a $1.2 billion decrease in Advances to one of our members that was partially offset by increased Advances to other members.

A more detailed discussion of these changes can be found in “Analysis of Financial Condition” herein.

Net interest income was $47.4 million for the three months ended March 31, 2007, compared to $55.2 million for the same period in 2006. This decrease is primarily due to narrowing of the spread between the yield on earning assets and liabilities that resulted from a flatter yield curve and recent trends in market interest rates. Overall, Net Income was $26.5 million for the three months ended March 31, 2007, a decrease of $5.7 million or 17.7%, compared to $32.2 million for the same period in 2006. The decrease was primarily due to the decrease of $7.8 million in Net interest income, as described above, and an increase of $1.4 million in Total Other expense, partially offset by an increase of $1.6 million in Other income. A more detailed discussion of these changes in Net Income can be found in “Results of Operations for the Three Months Ended March 31, 2007, and 2006” herein.

On April 13, 2007, we declared a cash dividend on our Class B-1 stock of 4.50% (annualized) and Class B-2 stock of 3.60% (annualized), based on our results for the first quarter of 2007. During the first three months of 2007, Retained earnings increased by approximately $3.3 million compared to December 31, 2006, bringing our level of Retained earnings to $169.9 million.

On March 1, 2007, our member, LaSalle Bank Midwest N.A. sold its subsidiary, ABN AMRO Mortgage Group, its U.S.-based wholesale residential mortgage broker origination platform and servicing business to CitiMortgage. Although we can no longer purchase mortgage loans originated by ABN AMRO Mortgage Group, our mortgage loans from ABN AMRO Mortgage Group of $4.3 billion, representing 43.5% of our mortgage loans outstanding, at par, as of March 31, 2007, will remain outstanding until maturity or prepayment. Further, we can still make Advances to LaSalle Bank Midwest N.A. Although we can still purchase mortgage loans from LaSalle Bank Midwest N.A. and it remains in the retail residential mortgage business, we anticipate that mortgage purchase volume from it will be much less in the future, if any. However, if the acquisition of LaSalle described below is finalized and if the acquirer were to decide to not keep LaSalle’s charter in our district, we would no longer be able to purchase mortgage loans from our member, LaSalle Bank Midwest N.A.

On April 23, 2007, ABN AMRO and Barclays announced that an agreement had been reached on the merger of ABN AMRO and Barclays. As part of the merger, Bank of America Corp agreed to acquire LaSalle, the parent holding company of our member, LaSalle Bank Midwest N.A. This acquisition is expected to be completed prior to the completion of the merger and is a condition of the merger. However, legal objections have been raised to this acquisition, and it is not clear if this transaction will occur or if the merger will proceed. If the acquisition of LaSalle is finalized and if the acquirer were to decide not to keep LaSalle’s charter in our district, we would no longer be able to make Advances to LaSalle. In addition, we would be required to repurchase any outstanding capital stock owned by LaSalle no later than five years after the date of termination of their charter in our district and the repayment of all outstanding obligations to the Bank. As of March 31, 2007, we held $4.0 billion par value of Advances to LaSalle, which represented 18.1% of our total Advances, at par. LaSalle had a capital stock balance of $0.3 billion as of March 31, 2007, which represented 16.4% of our capital stock.

At this time, we are unable to predict the impact of this proposed transaction on our future operating results. See “Item 1A. Risk Factors in our 2006 Annual Report on Form 10-K” for more information.

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

We have identified four accounting policies that we believe are critical because they require management to make subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies are

•	accounting for derivatives and hedging activities (SFAS 133);
•	accounting for premiums and discounts and other costs associated with originating or acquiring mortgage loans and MBS (SFAS 91);
•	provision for credit losses (SFAS 114, Accounting by Creditors for Impairment of a Loan); and
•	fair value estimates.

A discussion of these critical accounting policies and estimates can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section under the caption “Critical Accounting Policies and Estimates” of our 2006 Annual Report on Form 10-K filed on March 30, 2007.

Results of Operations for the Three Months Ended March 31, 2007, and 2006

The following table presents a summary of certain financial information as of and for the periods indicated:

Financial Highlights

($ amounts in thousands)

As of and for the Three Months ended,

	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
Selected Statement of Condition Items at Period End

Total assets	$ 48,650,983	$ 46,868,904	$ 48,318,586	$ 49,665,337	$ 48,505,677
Advances	22,077,482	22,282,257	22,955,961	23,362,716	22,734,398
Mortgage loans held for portfolio, net	9,958,762	10,020,670	9,868,284	9,949,095	9,866,710
Held-to-maturity securities	6,318,598	6,544,392	6,777,476	6,848,536	6,781,905
Federal funds sold	8,720,000	7,324,000	7,718,000	7,726,000	7,576,000
COs
Discount Notes	12,520,976	10,470,607	9,391,109	11,407,244	9,347,654
CO Bonds	32,272,258	32,843,983	34,744,243	34,233,286	34,721,755
Mandatorily Redeemable Capital Stock	151,197	151,332	119,050	13,308	8,826
Capital Stock, Class B-1 putable	1,881,106	1,793,511	1,909,522	2,173,298	2,162,368
Retained earnings	169,926	166,622	162,461	158,266	155,473
Total capital	2,044,429	1,954,714	2,069,776	2,329,357	2,315,634

Quarterly Operating Results
Net interest income.	47,366	48,828	48,415	52,566	55,192
Other income (loss)	1,333	115	306	(1,710)	(300)
Other expense	12,409	11,510	9,333	10,776	11,024
Total assessments	9,787	10,083	10,525	10,646	11,666
Net income	26,503	27,350	28,863	29,434	32,202

Other Data
Par amount of outstanding COs for all 12 Federal Home Loan Banks	$951,469,858	$951,744,643	$958,023,241	$958,569,973	$935,827,908
Return on average equity	5.34%	5.40%	5.44%	5.09%	5.66%
Return on average assets	0.23%	0.23%	0.24%	0.24%	0.28%
Weighted average dividend rate, Class B-1 stock	5.00%	4.75%	4.50%	5.00%	4.75%
Dividend payout ratio (1)	87.51%	81.81%	84.27%	90.42%	79.94%
Total capital ratio (at period end) (2)	4.20%	4.17%	4.28%	4.69%	4.77%
Regulatory capital ratio (at period end) (3)	4.53%	4.51%	4.53%	4.72%	4.80%
Duration gap (in months)	1.8	1.6	1.4	1.8	2.2

(1) The dividend payout ratio is calculated by dividing dividends paid in cash and stock by Net Income.

(2) Total capital ratio represents Total capital divided by Total assets.

(3) Regulatory capital ratio represents the sum of Capital stock, Class B-1 and B-2 putable, Retained earnings, and Mandatorily redeemable capital stock divided by Total assets.

The following table presents average balances, interest, and average rates of major earning asset categories and the sources funding those earning assets for the three months ended March 31, 2007, and 2006:

Average Balances, Interest and Average Rates

($ amounts in thousands)

	Three months ended March 31,
	2007			2006
	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate
Assets

Interest-bearing deposits	$ 397,954	$ 5,030	5.13%	$ 815,369	$ 8,896	4.42%
Federal funds sold	7,451,867	97,602	5.31%	4,648,811	51,284	4.47%
Trading security (1)	-	-	-	36,878	611	6.72%
Held-to-maturity securities	6,390,318	74,655	4.74%	6,821,467	76,174	4.53%
Advances (2)	22,936,530	307,165	5.43%	23,702,546	273,059	4.67%
Mortgage loans held for portfolio	10,010,074	130,995	5.31%	9,674,560	125,953	5.28%
Loans to other Federal Home Loan Banks	1,111	15	5.48%	-	-	-

Total Interest-earning assets	47,187,854	615,462	5.29%	45,699,631	535,977	4.76%
Other assets	373,136			392,618

Total assets	$47,560,990			$46,092,249

Liabilities and Capital
Interest-bearing deposits	$ 1,007,738	12,685	5.11%	$ 1,152,424	12,413	4.37%
Other borrowings	-	-	-	833	10	4.87%
Discount Notes	11,482,674	148,170	5.23%	6,847,116	74,223	4.40%
CO Bonds (2)	32,350,223	405,290	5.08%	35,028,080	393,792	4.56%
Mandatorily redeemable capital stock	151,230	1,951	5.23%	28,513	347	4.94%

Total interest-bearing liabilities	44,991,865	568,096	5.12%	43,056,966	480,785	4.53%
Other liabilities	557,642			729,582
Total capital	2,011,483			2,305,701

Total liabilities and capital	$47,560,990			$46,092,249

Net interest income and net spread on interest-earning assets less interest-bearing liabilities		$ 47,366	0.17%		$55,192	0.23%

Net interest margin	0.41%			0.49%

Average interest-earning assets to interest-bearing liabilities	1.05			1.06

(1) Interest income and average rates exclude the effect of associated interest rate exchange agreements as the net interest expense associated with such agreements is recorded in Other income (loss) in the Statement of Income. Including the effects of these interest rate exchange agreements, the average rate on the trading security was 4.72% for the three months ended March 31, 2006.

(2) Interest income/expense and average rates include the effect of associated interest rate exchange agreements to the extent such agreements qualify for SFAS 133 fair value hedge accounting.

Results of Operations for the Three Months Ended March 31, 2007, and 2006

Net Income

Net Income totaled $26.5 million for the three months ended March 31, 2007, a decrease of 17.7%, compared to $32.2 million for the three months ended March 31, 2006. The following factors contributed to this decrease in Net income:

•

Net interest income decreased by $7.8 million for the three months ended March 31, 2007, compared to the same period in 2006. The factors impacting Net interest income are addressed separately below under “Net Interest Income.”

•

Other expenses increased by $1.4 million for the three months ended March 31, 2007, compared to the same period in 2006, mainly due to increased Compensation and benefits related to the early retirement incentive offered in the fourth quarter of 2006, partially offset by lower officer salaries, reduced incentive compensation accruals, and reduced Other operating expenses due to the cost-cutting measures undertaken in 2006.

These factors were partially offset by the following:

•

Other income (loss) increased by $1.6 million for the three months ended March 31, 2007, compared to the same period in 2006, primarily due to adjustments made in accordance with SFAS 133 that resulted in an increase in the Net gain (loss) on derivatives and hedging activities and an increase from the Net loss on trading security because the trading security matured.

•	Total assessments for AHP and REFCORP decreased by $1.9 million for the three months ended March 31, 2007, consistent with the lower level of Income Before Assessments.

Net Interest Income

Net interest income was $47.4 million for the three months ended March 31, 2007, a decrease of $7.8 million compared to the same period in 2006. The following components comprise the change in Net interest income:

•

Effect of the change in the spread on average net earning assets - The spread between the yield on earning assets and liabilities decreased to 0.17% for the three months ended March 31, 2007, compared to 0.23% for the three months ended March 31, 2006, primarily due to the flattening yield curve and recent trends in market interest rates. The imputed decrease in Net interest income due to the decreased spread, partially offset by the increase in average net earning assets, was approximately $6.1 million.

•

Effect of the change in the cost of funds on average capital and net non-earning assets and non-costing liabilities - Our average cost of funds increased by 59 basis points for the three months ended March 31, 2007, compared to the three months ended March 31, 2006, from 4.53% to 5.12%. Since we earn interest on the investment of capital and any non-costing liabilities, Net interest income is positively impacted as interest rates rise, and we earn a higher return on our net capital investment. Earnings from our net capital investment can be computed as the average cost of interest-bearing liabilities (our cost of funds plus spread) multiplied by the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities. The imputed decrease in Net interest income due to the increase in the cost of funds and the decrease in our net equity was approximately $1.8 million.

Changes in both volume and interest rates influence changes in Net interest income and net interest margin. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but rather attributable to both volume and rate changes have been allocated to the volume and rate categories based upon the proportion of the volume and rate changes. The following table summarizes changes in interest income and interest expense between the three months ended March 31, 2007, and 2006:

Rate and Volume Analysis

($ amounts in thousands)

	For the Three Months ended, March 31,
	2007 over 2006
	Volume	Rate	Total
Increase (decrease) in interest income
Advances	$(9,063)	$43,169	$34,106
Interest-bearing deposits	(5,105)	1,239	(3,866)
Federal funds sold	35,341	10,977	46,318
Trading security	(611)	-	(611)
Held-to-maturity securities	(4,943)	3,424	(1,519)
Mortgage loans held for portfolio	4,388	654	5,042
Loans to other Federal Home Loan Banks	15	-	15

Total	20,022	59,463	79,485

Increase (decrease) in interest expense
Discount Notes	57,716	16,231	73,947
CO Bonds	(31,484)	42,982	11,498
Deposits	(1,671)	1,943	272
Mandatorily redeemable capital stock	1,582	22	1,604
Other borrowings	(10)	-	(10)

Total	26,133	61,178	87,311

Increase (decrease) in Net interest income	$(6,111)	$ (1,715)	$ (7,826)

Earnings Analysis

The following table presents changes in the components of our earnings for the three months ended March 31, 2007, and 2006:

Change in Earnings Components

($ amounts in thousands)

	For the Three Months ended March 31,
	2007 vs. 2006
	$ change	% change
Increase (decrease) in
Interest income	$79,485	14.8%
Interest expense	87,311	18.2%

Net interest income	(7,826)	(14.2)%
Other income (loss)	1,633	544.3%
Other expense	1,385	12.6%

Income before assessments	(7,578)	(17.3)%

AHP	(455)	(12.6)%
REFCORP	(1,424)	(17.7)%

Total assessments	(1,879)	(16.1)%

Net income	$(5,699)	(17.7)%

Other Income

The following table presents the components of Other income (loss) for the three months ended March 31, 2007, and 2006 and an analysis of the changes in the components of these income items:

Analysis of Other Income (Loss)

($ amounts in thousands)

	For the Three Months ended March 31,
	2007	2006	2007 vs. 2006
	$ Amount	$ Amount	$ Change	% change
Service fees	$ 335	$ 343	$ (8)	(2.3)%
Net loss on trading security	-	(336)	336	100.0%
Net gain (loss) on derivatives and hedging activities	722	(648)	1,370	211.4%
Other, net	276	341	(65)	(19.1)%

Total Other income (loss)	$1,333	$(300)	$1,633	544.3%

The increase in Other income (loss) for the three months ended March 31, 2007, compared to the same period in 2006 was primarily due to adjustments made in accordance with SFAS 133 that resulted in an increase in the Net gain (loss) on derivatives and hedging activities and an increase from the Net loss on trading security because the trading security has been paid off.

The following tables present the components of the change in the Net gain (loss) on derivatives and hedging activities by type of hedge and type of product:

Components of Net Gain (Loss) on Derivatives and Hedging Activities

By Hedge

($ amounts in thousands)

	For the Three Months ended March 31,
	2007	2006

Fair Value Hedges
Net gain (loss) due to ineffectiveness on
Advances	$(215)	$(532)
MPP	122	308
CO Bonds	25	646

Net gain (loss) on fair value hedges	(68)	422

Non SFAS 133/Economic Hedges
Net interest receipt (payment) settlements*
Advances	2	21
Investments	2	(178)
CO Bonds	(547)	(741)

Net settlements	(543)	(898)

SFAS 133 derivative fair value gain (loss) adjustments
Advances	(3)	(12)
Investments	1	173
CO Bonds	1,507	487
MPP	(172)	(820)

Fair value adjustments	1,333	(172)

Net gain (loss) on economic hedges	790	(1,070)

Net gain (loss) on derivatives and hedging activities	$722	$(648)

*	Net settlements represent the net interest payments or receipts on interest rate exchange agreements for hedges not receiving fair value hedge accounting.

Net Gain (Loss) on Derivatives and Hedging Activities

By Product

($ amounts in thousands)

	For the Three Months ended March 31,
	2007	2006

Advances	$(216)	$ (523)
Investments	3	(5)
MPP	(50)	(512)
CO Bonds	985	392

Net gain (loss) on derivatives and hedging activities	$ 722	$ (648)

Other Expense

The following table presents a breakdown of Total Other expense for the three months ended March 31, 2007, and 2006, and an analysis of the changes in the components of these expenses:

Analysis of Other Expense

($ amounts in thousands)

	For the Three Months ended March 31,
	2007	2006	2007 vs. 2006
	$ Amount	$ Amount	$ Change	% change
Compensation and benefits	$ 8,914	$ 7,015	$1,899	27.1%
Other operating expenses	2,133	2,710	(577)	(21.3)%
Finance Board and Office of Finance expenses	819	753	66	8.8%
Other	543	546	(3)	(0.5)%

Total Other expense	$12,409	$11,024	$1,385	12.6%

The increase in Total Other expense for the three months ended March 31, 2007, compared to the same period in 2006, was primarily due to increased Compensation and benefits related to the early retirement incentive offered in the fourth quarter of 2006, partially offset by lower officer salaries and reduced incentive compensation accruals, and reduced Other operating expenses due to the cost-cutting measures undertaken in 2006.

AHP and REFCORP Payments

Although the Federal Home Loan Banks are not subject to federal or state income taxes, the financial obligations of AHP contributions and REFCORP payments are statutorily required.

AHP. The Federal Home Loan Banks are required to contribute, in the aggregate, the greater of $100 million or 10% of their net earnings, before interest expense for mandatorily redeemable capital stock that is classified as debt, and after the REFCORP assessments to fund the AHP. The AHP expense for the three months ended March 31, 2007, was $3.16 million, compared to $3.62 million for the same period in 2006.

REFCORP. With the Financial Services Modernization Act of 1999, Congress established a fixed payment of 20% of Net Income after the AHP obligation as the REFCORP payment beginning in 2000 for each Federal Home Loan Bank. The law also calls for an adjustment to be made to the total number of REFCORP payments due in future years so that, on a present value basis, the combined REFCORP payments of all 12 Federal Home Loan Banks are equal in amount to what had been required under the previous calculation method. The 20% fixed percentage REFCORP rate applied to earnings resulted in expenses of $6.63 million for the three months ended March 31, 2007, compared to $8.05 million for the same period in 2006.

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

The following tables set forth our financial performance by operating segment for the three months ended March 31, 2007, and 2006:

Traditional Funding, Investments and Deposit Products

($ amounts in thousands)

	For the Three Months ended March 31,
	2007	2006

Net interest income	$36,765	$39,894
Other income (loss)	1,383	212
Other expenses	11,537	10,012

Income Before Assessments	26,611	30,094

AHP	2,371	2,492
REFCORP	4,848	5,520

Total assessments	7,219	8,012

Net Income	$19,392	$22,082

The decrease in Net Income for TFIDP of $2.7 million for the three months ended March 31, 2007, compared to the same period in 2006, was primarily due to the following factors:

•

a decrease of $3.1 million in Net interest income resulting from narrower spreads on MBS that were caused by the flatter yield curve and recent trends in market interest rates and, to a lesser extent, a decline in spreads on Advances, and

•	an increase in Other expenses of $1.5 million that is described in greater detail in “Other expense” herein.

These decreases were partially offset by increased Other income due to adjustments made in accordance with SFAS 133 that resulted in an increase in the Net gain (loss) on derivatives and hedging activities.

MPP

($ amounts in thousands)

	For the Three Months ended March 31,
	2007	2006

Net interest income	$10,601	$15,298
Other income (loss)	(50)	(512)
Other expenses	872	1,012

Income Before Assessments	9,679	13,774

AHP	790	1,124
REFCORP	1,778	2,530

Total assessments	2,568	3,654

Net Income	$ 7,111	$10,120

The decrease in Net Income for MPP of $3.0 million for the three months ended March 31, 2007, compared to the same period in 2006, was primarily due to a decrease of $4.7 million in Net interest income that resulted from narrower spreads on MPP loans that were caused by the flatter yield curve and recent trends in market interest rates and accelerated amortization of premium and SFAS 133 basis adjustments.

Analysis of Financial Condition

Advances

Advances at par decreased by $0.3 billion to $22.1 billion at March 31, 2007, compared to $22.4 billion at December 31, 2006. This was primarily caused by reduced demand for wholesale funding from one of our large members that resulted in a $1.2 billion decrease. This decrease was largely offset by increased demand for Advances from other members. In general, Advance balances fluctuate in accordance with our members’ funding needs related to their mortgage pipelines, investment opportunities and other balance sheet strategies.

We expect that Advances to bank and thrift members may continue to be challenging due to changes in the competitive landscape, the state of the economy and housing market in our district states of Indiana and Michigan, and the recent loss of some of our commercial bank members. However, Advances to insurance company members have increased steadily and were equal to $1.6 billion, or 7.2% of total Advances, at March 31, 2007, compared to $0.9 billion, or 3.9% of total Advances, as of December 31, 2006.

A breakdown of Advances, at par value, by primary product line, as of March 31, 2007, and December 31, 2006, is provided below:

Advances by Product Line

($ amounts in thousands, at par)

	March 31, 2007		December 31, 2006
	$ amount	% of Total	$ amount	% of Total
Fixed-rate bullet	$14,779,982	66.9%	$15,740,064	70.4%
Putable	3,593,550	16.3%	3,662,050	16.4%
Fixed-rate amortizing	1,975,120	8.9%	1,459,027	6.5%
Adjustable *	1,511,584	6.8%	1,025,984	4.6%
Variable	248,224	1.1%	479,605	2.1%

Total Advances, at par value	$22,108,460	100.0%	$22,366,730	100.0%

* Includes two outstanding Advances with a total par of $15 million modified (in accordance with Emerging Issues Task Force 01-07, Creditor’s Accounting for a Modification or Exchange of Debt Instruments) from Putable Advances to Adjustable Advances with $0.72 million, and $0.77 million in remaining deferred fees outstanding as of March 31, 2007, and December 31, 2006, respectively.

Short-term Investments

Our Short-term investments provide efficient utilization of capital and enhanced liquidity. As of March 31, 2007, Short-term investments, comprised of Federal funds sold and Interest-bearing deposits , totaled $10.0 billion, an increase of $2.3 billion from December 31, 2006, primarily due to increases of $1.4 billion in Federal funds sold and $0.9 billion in Interest-bearing deposits in order to utilize balance sheet capacity and take advantage of investment opportunities.

Mortgage Loans Held for Portfolio, Net

We purchase mortgage loans from our members through our MPP. At March 31, 2007, after considering the effects of premiums, discounts, SFAS 133 basis adjustments, and allowances for credit losses on mortgage loans, we held $9.96 billion in mortgage loans purchased from our members, compared to $10.02 billion at December 31, 2006. We expect that our mortgage portfolio will continue to decrease due to the loss of several sources of new mortgage loans, the reduction of outstanding balances due to maturity or prepayment and our decision to concentrate on acquisitions from small- to mid-size members.

Some of the other factors that impact the volume of mortgage loans purchased through the MPP include the general level of housing activity in the U.S., the level of refinancing activity, and consumer product preferences.

The following table presents the composition of our outstanding purchased mortgage loans at March 31, 2007, and December 31, 2006:

Mortgage Loans held for Portfolio

($ amounts in thousands)

	March 31, 2007
	Medium- term(1)	Long- term(2)	Total
Unpaid principal balance	$1,545,293	$8,380,413	$9,925,706
Deferred net premium	7,400	2,371	9,771
Basis adjustments from terminated fair value hedges, and loan commitments.	(120)	23,405	23,285

Total mortgage loans held for portfolio	$1,552,573	$8,406,189	$9,958,762

	December 31, 2006
	Medium- term(1)	Long- term(2)	Total
Unpaid principal balance	$1,567,102	$8,418,418	$9,985,520
Deferred net premium	8,168	4,390	12,558
Basis adjustments from terminated fair value hedges, and loan commitments.	(216)	22,808	22,592

Total mortgage loans held for portfolio	$1,575,054	$8,445,616	$10,020,670

(1) Medium-term is defined as terms of 15 years or less.

(2) Long-term is defined as terms of 20-30 years.

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

Held-to-maturity Securities

Held-to-maturity securities were $6.319 billion at March 31, 2007, a decrease of $0.225 billion compared to $6.544 billion at December 31, 2006. This decrease was primarily the result of paydowns.

At March 31, 2007, the estimated fair value of our Held-to-maturity securities was $6.203 billion, resulting in a net unrealized loss of $0.116 billion compared to an estimated fair value of $6.403 billion and a net unrealized loss of $0.141 billion at December 31, 2006. The net unrealized loss at both points in time was caused by increased interest rates. The change in the net unrealized loss of $0.025 billion was caused by the paydowns described above as well as changes in interest rates. Since we have the ability and intent to hold these investments until a full recovery of the unrealized losses, which may be at maturity, and in part, based on the creditworthiness of the issuers and the underlying collateral, we do not consider these investments to be other-than-temporarily impaired at March 31, 2007.

During 2006, as part of our capital management process, we voluntarily repurchased $309.2 million of excess stock, including Mandatorily redeemable capital stock, held by our shareholders, in accordance with the provisions of the Bank’s Capital Plan. Due to this reduction in capital stock, our MBS portfolio temporarily exceeded the regulatory limit of three times our Total regulatory capital, consisting of Total Capital plus mandatorily redeemable capital stock. We were in compliance with the regulatory limit at the time we purchased our MBS, so we were not required to sell any of our MBS and were not considered to be out of compliance with the regulatory limit. However, we were precluded from purchasing additional MBS until the outstanding principal amount of our current holdings fell below three times our total regulatory capital. The balance of our MBS portfolio is now below the regulatory limit, and we have begun to purchase additional MBS.

Interest-Bearing Deposits

Interest-bearing deposits were $1.1 billion at March 31, 2007, an increase of $0.2 billion compared to $0.9 billion at December 31, 2006. These deposits represent a relatively small portion of our funding, and they vary depending upon market factors, such as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members’ investment preferences with respect to the maturity of their investments, collateral flows, and member liquidity.

Consolidated Obligations

At March 31, 2007, the carrying values of Discount Notes and CO Bonds issued on our behalf totaled $12.5 billion and $32.3 billion, respectively, compared to $10.5 billion and $32.8 billion, respectively, at December 31, 2006. The overall balance of our Consolidated Obligations fluctuates in relation to our Total Assets. For the three months ended March 31, 2007, the increase was primarily attributable to the increase in our Short-term investments, consisting of Interest-bearing deposits and Federal funds sold.

Derivatives

As of March 31, 2007, and December 31, 2006, we had derivative assets including accrued interest with market values of $98.3 million and $99.5 million, respectively, and derivative liabilities including accrued interest with market values of $37.9 million and $63.4 million, respectively. These differences reflect the impact of interest rate changes that affected the market value of our derivatives. We record all derivative financial instruments on the Statement of Condition at their fair value with changes in the fair value of all derivatives recorded through earnings.

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

Capital

Total capital increased to $2.044 billion at March 31, 2007, compared to $1.955 billion at December 31, 2006. The following table presents the components of this $89.7 million increase:

	Capital Stock	Retained Earnings	Other Comprehensive Income	Total

Balance at December 31, 2006	$1,793,512	$166,622	$(5,420)	$1,954,714
Proceeds from the sale of capital stock	87,595	-	-	87,595
Net income	-	26,503	-	26,503
Mandatorily redeemable capital stock distributions	-	(7)	-	(7)
Dividends paid	-	(23,192)	-	(23,192)
Other	-	-	(1,184)	(1,184)

Balance at March 31, 2007	$1,881,107	$169,926	$(6,604)	$2,044,429

Total Regulatory Capital

Our total regulatory capital consists of Retained earnings, Class B stock, and Mandatorily redeemable capital stock. Mandatorily redeemable capital stock is classified as a liability according to GAAP on our Statement of Condition. As of March 31, 2007, $707.7 million or 35% of our total regulatory capital stock balance was comprised of stock not required as a condition of membership or to support services to members, compared to $618.6 million or 32% at December 31, 2006.

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

Retained Earnings

Retained earnings equaled $169.9 million at March 31, 2007, an increase of $3.3 million compared to December 31, 2006. The following table quantifies the net change in Retained earnings:

Net Income versus Dividends Paid

($ amounts in thousands)

	For the Three Months ended March 31,
	2007	2006

Net Income	$26,503	$32,202
Dividends paid	(23,192)	(25,742)
Mandatorily redeemable capital stock distributions	(7)	(1)

Change in Retained earnings	$ 3,304	$ 6,459

Our Retained Earnings Policy established guidelines for our board to use in determining the amount of earnings to retain. These guidelines include, but are not limited to: a Retained earnings target that is comprised of market, credit, operations and accounting risk components; the impact on our members; and, the stability of stock and membership levels. The Retained earnings target reflects a minimum Retained earnings balance after the quarterly dividend is paid. At March 31, 2007, the Retained earnings target was $125.5 million. In addition, our board may establish an additional supplemental allowance to provide further protection from unusual adverse events. Our board has determined this amount to be 10% of the retained earnings target. The Retained earnings balance at March 31, 2007, adjusted for the first quarter dividend of $20.5 million that was declared in April 2007, was $149.4 million.

Our Retained earnings target can be superseded by Finance Board mandates, either in the form of an order specific to the Bank, institution of new advisory guidelines or by promulgation of new regulations requiring a level of Retained earnings that is different from our currently targeted level. Over time, and as our risk profile changes, we will continue to evaluate our Retained earnings position.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity are short-term investments and the issuance of new COs in the form of CO Bonds and Discount Notes. See “Business – Funding Sources” in our 2006 Annual Report on Form 10-K filed on March 30, 2007, for a detailed discussion of our COs and the joint and several liability of all of the Federal Home Loan Banks for these COs. COs enjoy favorable status as GSE-issued debt; however, they are not obligations of the United States government, and the United States government does not guarantee them. As of April 30, 2007, the COs were rated Aaa/P-1 by Moody’s and AAA/A-1+ by S&P, reflecting the likelihood of timely payment of principal and interest on the COs. Their GSE-issuer status and these ratings have historically provided excellent access to the capital markets for the Federal Home Loan Banks. In addition, under certain circumstances, the U.S. Treasury may acquire up to $4 billion of the Federal Home Loan Banks’ COs, which would offer additional liquidity to the Federal Home Loan Banks, if needed. See “Risk Factors – Our Credit Rating Could be Lowered” in our 2006 Annual Report on Form 10-K filed on March 30, 2007, for a discussion of events that could have a negative impact on the rating of these COs.

We maintain a contingency liquidity plan designed to enable us to meet our obligations and the liquidity needs of our members in the event of operational disruptions at the Federal Home Loan Banks or the Office of Finance, or short-term capital market disruptions. Our regulatory liquidity requirement is to maintain at least five business days of liquidity without access to the capital markets. In accordance with our contingency liquidity plan, we might be required to rely upon asset-based liquid reserves to meet our cash flow obligations. Member deposits and other short-term borrowings, such as federal funds purchased, securities sold under agreements to repurchase, and loans from other Federal Home Loan Banks provide additional sources of liquidity. On a daily basis, we model our cash commitments and expected cash flows to determine our liquidity position.

Our Cash and Short-term investment portfolio, which includes Federal funds sold and Interest-bearing deposits, totaled $10.0 billion at March 31, 2007, compared to $7.7 billion at December 31, 2006. This portfolio was increased in order to utilize balance sheet capacity and take advantage of investment opportunities. The maturities of these short-term investments provide cash flows to support our ongoing liquidity needs.

Capital Resources

The following table presents minimum capital ratios, permanent and risk-based capital requirement amounts, and various leverage ratios as of March 31, 2007, and December 31, 2006:

Regulatory Capital Requirements

($ amounts in thousands)

	As of March 31, 2007	As of December 31, 2006
Minimum regulatory capital ratio requirement	4.00%	4.00%
Minimum regulatory capital requirement	$1,946,039	$1,874,756
Actual regulatory capital ratio (1)	4.53%	4.51%
Permanent capital (2)	$2,202,230	$2,111,466
Risk-based capital requirement	$ 513,796	$ 522,073
Minimum regulatory leverage ratio	5.00%	5.00%
Minimum regulatory leverage capital requirement	$2,432,549	$2,343,445
Actual regulatory leverage ratio	6.79%	6.76%
Actual regulatory leverage capital	$3,303,345	$3,167,199

(1)	The regulatory capital ratio is calculated by dividing permanent capital by total assets.
(2)	Permanent capital is defined as Retained earnings, Class B Stock, and mandatorily redeemable capital stock.

Mandatorily Redeemable Capital Stock

At March 31, 2007, we had $151.2 million in capital stock subject to mandatory redemption from 14 former members, compared to $151.3 million in capital stock subject to mandatory redemption from 14 former members at December 31, 2006.

In addition to the mandatorily redeemable capital stock, we had $45.1 million of excess stock subject to redemption requests outstanding from six members at March 31, 2007, and December 31, 2006. Excess stock redemption requests are not subject to reclassification from equity to liability, as the requesting member may revoke its request at any time, without penalty, throughout the five-year waiting period, and the amount ultimately redeemed, if any, is contingent on the member meeting various stock requirements on the redemption date. These requests are not considered substantive in nature, and, therefore, these amounts are not classified as a liability.

The following table shows the amount of all pending capital redemption requests received from members by year of redemption at March 31, 2007, and December 31, 2006 ($ amounts in thousands):

Contractual Year of Redemption	March 31, 2007	December 31, 2006
Due in 1 year or less	$ -	$ -
Due after 1 years through 2 years	4,643	4,643
Due after 2 years through 3 years	11,549	8,748
Due after 3 years through 4 years	11,082	3,883
Due after 4 years through 5 years	169,011	179,011

Total	$196,285	$196,285

Capital Distributions

We may, but are not required to, pay dividends on our stock. Dividends may be paid in cash or Class B Stock out of current and previously Retained earnings, as authorized by our board, and subject to Finance Board regulations. In December 2006, the Finance Board issued a rule that prohibits a Federal Home Loan

Bank from issuing new excess stock if the amount of excess stock outstanding exceeds one percent of the Bank’s Total Assets. Therefore, we are not currently permitted to pay stock dividends because our excess stock balance at March 31, 2007, of $707.7 million exceeded one percent of our Total Assets by $221.2 million and was equal to 1.45% of our Total Assets.

Cash dividends on Class B-1 Stock were paid at an annualized rate of 5.00% and 4.75% during the first quarters of 2007 and 2006, respectively. On April 13, 2007, we declared a cash dividend on our Class B-1 stock of 4.50% (annualized) based on our results for the first quarters of 2007; and, on April 14, 2006, we declared a cash dividend on our Class B-1 stock of 5.00% (annualized), based on our results for the first quarter of 2006. Future dividends will be determined based on income earned each quarter, our Retained earnings policy, and capital management considerations.

Recent Accounting and Regulatory Developments

Accounting Developments

SFAS 155. On February 16, 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140, which resolves issues addressed in Statement 133 DIG Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS 155 amends SFAS 133 to simplify the accounting for certain derivatives embedded in other financial instruments (a hybrid financial instrument) by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise required bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in DIG Issue D1. SFAS 155 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a replacement of FASB Statement 125 to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006 (January 1, 2007, for the Bank), with earlier adoption allowed. Our adoption of SFAS 155 at January 1, 2007, did not have a material impact on our results of operations or financial condition.

SFAS 157. On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurements. In defining fair value, SFAS 157 retains the exchange price notion in earlier definitions of fair value. However, the definition focuses on the price that would be received to sell an asset or paid to transfer a liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 applies whenever other accounting pronouncements require or permit fair value measurements. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 also establishes a fair value hierarchy that prioritizes the information used to develop assumptions used to determine the exit price. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008, for the Bank), and interim periods within those fiscal years, with early adoption permitted provided the entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. We have not yet determined the impact, if any, that the implementation of SFAS 157 will have on our results of operations or financial condition.

DIG Issue B40. On December 20, 2006, the FASB issued DIG No. B40, Application of Paragraph 13(b) to Securitized Interest in Prepayable Financial Assets. DIG Issue B40 clarifies when a securitized interest in prepayable financial assets is subject to the conditions in paragraph 13(b) of SFAS 133. DIG Issue B40 became effective upon initial adoption of SFAS 155 (January 1, 2007, for the Bank). Our adoption of DIG Issue B40 at January 1, 2007, did not have a material impact on our results of operations or financial condition.

SFAS 159. On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008, for the Bank). Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. Implementation of SFAS 159 is optional. Although we have not yet determined the effect that the implementation of SFAS 159 will have on our results of operations or financial condition, we believe that, if implemented, it could have a material impact on our results of operations and financial condition.

FSP FIN 39-1, Amendment of FASB Interpretation No. 39. This FSP was issued on April 30, 2007, and addresses modifications to FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts. Specifically, these modifications permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. This FSP is effective for fiscal years beginning after November 15, 2007, (January 1, 2008, for the Bank) with early application permitted. We do not expect the adoption of this FSP to have a material impact on our results of operations or financial condition.

Regulatory Developments

New Regulations on Appointive Directors

The Finance Board adopted a final regulation on March 27, 2007, detailing the process for the selection of appointive directors and our board therefore submitted four nominees to fill the four appointive director vacancies on our board. On April 24, 2007, the Finance Board appointed Robert D. Long, Jonathan Paul Bradford, Michael J. Hannigan, Jr., and James L. Logue III to fill the four positions with two of them having terms that expire on December 31, 2008, and with the other two having terms that will expire on December 31, 2009. See our Current Report on Form 8-K filed on April 25, 2007, for more details. On April 2, 2007, the Finance Board published a proposed rule to clarify the types of financial interests that an appointive director may own in a Bank member. The comment period for this rule ends on May 17, 2007, and it is not clear when the rule will become final. The rule is not anticipated to have a significant impact on the Bank or our ability to obtain qualified individuals to serve as appointive directors to our board.

New Guidance on Mortgage Loan Products

The Finance Board has advised the Federal Home Loan Banks that they must adopt policies and procedures to analyze and limit certain types of nontraditional or subprime loans that serve as collateral for Advances or that underlie the MBS purchased by the Federal Home Loan Banks as investments. Further, such loans may not be purchased as part of the MPP. Compliance with this guidance is required by June 30, 2007. It is anticipated that the initial verification and ongoing compliance with this guidance will result in increased operating expenses, but it is not yet possible to determine if those increases will be significant.

New Director Position for Michigan

On May 9, 2007, the Finance Board issued a determination that a new elective director seat should be added for the state of Michigan due to increased membership and stock ownership by Michigan members. This will increase the size of our board to 17 members, effective January 1, 2008, and will be filled by election from nominees submitted by the Michigan members.

Risk Management

We have the potential for exposure to a number of risks in pursuing our business objectives. One primary risk, market risk, is discussed in detail below under “Quantitative and Qualitative Disclosures about Market Risk.” Other critical risks may be broadly classified as credit, liquidity, operational, and business. A detailed discussion of the policies and practices that have been established to manage these risk positions can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in our 2006 Annual Report on Form 10-K filed on March 30, 2007.

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

Credit risk can be magnified if the lender concentrates its portfolio in a few borrowers. Because of our limited territory, Indiana and Michigan, and because of continuing consolidation among the financial institutions that comprise the members of the 12 Federal Home Loan Banks, we have only a limited pool of large borrowers. As of March 31, 2007, our top two borrowers held 43.4% of total Advances outstanding, at par. Because of this concentration in Advances, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we analyze the implications to our financial management and profitability if we were to lose the business of one or more of these customers. See “Overview” herein for information on the potential loss of one of these members.

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

Investments. We are also exposed to credit risk through our investment portfolios. The Risk Management Policy (“RMP”) approved by our board restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The short-term investment portfolio represents unsecured credit. Therefore, counterparty ratings, performance, and capital adequacy are monitored on a daily basis in an effort to mitigate unsecured credit risk on the short-term investments. Our long-term investments consist of residential MBS, commercial MBS and asset-backed securities (“ABS”). We primarily hold AAA-rated (private-issue and GSE-issued) collateralized mortgage obligations and pass-throughs. All of our MBS and ABS are rated AAA by S&P or Moody’s, except for an ABS bond with a book value of $29.7 million that was downgraded to AA on April 3, 2006.

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

Our outstanding loans, non-accrual loans, and loans 90 days or more past due and accruing interest as of March 31, 2007, and December 31, 2006, are as follows:

Loan Portfolio Analysis

($ amounts in thousands)

	March 31, 2007	December 31, 2006
Real estate mortgages	$9,958,762	$10,020,670

Non-accrual loan participations (1)	1	1
Real estate mortgages past due 90 days or more and still accruing interest(2)	58,005	48,842

(1)	Non-accrual loans include our residual participation in conventional loans not part of the MPP.
(2)	Interest on MPP is advanced by the servicer based upon scheduled principal and interest payments and therefore will not reflect the actual shortfall associated with non-accruing loans because, under this arrangement, our servicers remit payments to us as scheduled whether or not payment is received from the borrower. Although we began offering an actual/actual remittance option on June 1, 2006, it has not yet had an effect on the shortfall. Under actual/actual servicing agreements, the servicers remit payments only as they are received from the borrowers. The monthly delinquency information reported as of quarter end is provided by the servicer through the master servicer one month after the actual mortgage loan balance activity.

The total amount of interest income recognized and the total amount of interest received on real estate mortgages during the three months ended March 31, 2007, and 2006 is presented in the table below ($ amounts in thousands):

	Three Months ended March 31,
	2007	2006
Interest contractually due during the period	$132,325	$125,857

Interest actually received during the period	132,325	125,857

Shortfall(1)	$ -	$ -

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

An analysis of real estate mortgages past due 90 days or more and still accruing interest and the percentage of those loans to the total real estate mortgages outstanding as of March 31, 2007, and December 31, 2006 follows:

Real Estate Mortgages Past Due 90 Days or More

($ amounts in thousands)

	As of March 31, 2007	As of December 31, 2006
Total Conventional mortgage loan delinquencies	$ 22,609	$ 19,386
Total Conventional mortgage loans outstanding, at par	$9,035,236	$9,063,259
Percentage of delinquent conventional loans	0.25%	0.21%

Total FHA mortgage loan delinquencies	$ 35,396	$ 29,456
Total FHA mortgage loans outstanding, at par	$ 890,470	$ 922,261
Percentage of delinquent mortgage loans	3.97%	3.19%

Total mortgage loan delinquencies	$ 58,005	$ 48,842
Total mortgage loans outstanding, at par	$9,925,706	$9,985,520
Percentage of delinquent mortgage loans	0.58%	0.49%

The 90 day delinquency ratio for conventional mortgages has increased from 0.21% to 0.25% during the first three months of 2007. It is typical for mortgage delinquencies to increase during the first few years of a loan’s life. Since our portfolio contains relatively new loans, the delinquency ratio is increasing as the loans age.

For government-insured mortgages, the delinquency rate is generally higher than for the conventional mortgages held in our portfolio. We rely on government insurance, which generally provides a 100% guarantee, as well as quality control processes, to maintain the credit quality of this portfolio.

Although we have had no loan charge-offs in the first three months of 2007, our policy is to charge-off a loan against our loan loss reserve when, after foreclosure, the liquidation value of the real estate collateral plus credit enhancements does not cover our mortgage loan balance outstanding, or when an estimated or known loss exists. A loss contingency will be recorded when, in management’s judgment, it is probable that impairment has occurred and the amount of loss can be reasonably estimated. Probable impairment is defined as the point at which we estimate, using current information and events, that we will be unable to collect all principal and interest contractually due.

There was no allowance for credit losses on real estate mortgage loans as of and for the three months ended March 31, 2007, and 2006, or as of December 31, 2006.

In addition to the LRAs, we have credit protection from loss on each loan, where eligible, through SMI, which provides sufficient insurance to cover credit losses to approximately 50% of the property’s original value (subject, in certain cases, to an aggregate stop-loss provision in the SMI policy). We will absorb losses beyond that level. Taken together, the LRA and the SMI provide credit enhancement on the pools of loans we purchased. Credit enhancement fees as of and for the three months ended March 31, 2007, and 2006, are presented below:

Credit Enhancement Fees

($ amounts in thousands)

	For the Three Months ended March 31,
	2007	2006
Average conventional MPP loans outstanding	$9,049,248	$8,663,806

LRA fees	1,654	1,588
SMI fees	1,913	1,882

Total Credit Enhancement fees	$ 3,567	$ 3,470

Enhancement fees as a % of average conventional MPP loans outstanding	0.16%	0.16%

Loans in the MPP are dispersed geographically, as shown in the following table:

Geographic Concentration of MPP Loans (1)(2)

	March 31, 2007	December 31, 2006
Midwest	31.8%	31.4%
Northeast	11.7%	11.7%
Southeast	21.1%	21.3%
Southwest	22.1%	22.3%
West	13.3%	13.3%

Total	100.0%	100.0%

(1)	Percentages calculated based on the unpaid principal balance at the end of each period.
(2)	Midwest includes IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI.
Northeast includes CT, DE, MA, ME, NH, NJ, NY, PA, RI, and VT.
Southeast includes AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV.
Southwest includes AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT.
West includes AK, CA, HI, ID, MT, NV, OR, WA, and WY.

The MPP mortgage loans held for portfolio are dispersed across all fifty states and the District of Columbia. No single zip code represented more than 1% of MPP loans outstanding at March 31, 2007, or December 31, 2006. It is likely that the concentration of MPP loans in our district states of Indiana and Michigan will increase in the future due to the loss of our three largest sellers. Those three sellers were our greatest sources of nationwide mortgages. The median size of an outstanding MPP loan was approximately $139,000 at March 31, 2007, and December 31, 2006.

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

The following tables summarize key information on derivative counterparties and provide information on a trade date basis as of March 31, 2007, and December 31, 2006, respectively:

Derivative Agreements

Counterparty Ratings

March 31, 2007

($ amounts in thousands)

	Number of	Notional	Percentage of	Credit Exposure	Credit Exposure

S&P Rating	Counterparties	Principal	Notional Principal	Before Collateral	Net of Collateral
AAA	2	$1,691,200	5.4%	$2,963	$2,963
AA+, AA, AA-	18	23,747,623	75.6%	87,371	42,151
A+, A, A-	5	5,856,850	18.6%	7,913	3,143

Total	25	31,295,673	99.6%	98,247	48,257
Others*	3	119,324	0.4%	44	41

Total derivative notional and credit exposure	28	$31,414,997	100.0%	$98,291	$48,298

Derivative Agreements

Counterparty Ratings

December 31, 2006

($ amounts in thousands)

	Number of	Notional	Percentage of	Credit Exposure	Credit Exposure

S&P Rating	Counterparties	Principal	Notional Principal	Before Collateral	Net of Collateral
AAA	3	$ 2,307,050	7.2%	$ 2,421	$ 2,421
AA+, AA, AA-	17	23,348,711	72.6%	89,436	35,073
A+, A, A-	5	6,195,350	19.2%	6,775	1,041

Total	25	31,851,111	99.0%	98,632	38,535
Others*	7	307,922	1.0%	850	850

Total derivative notional and credit exposure	32	$32,159,033	100.0%	$99,482	$39,385

* Includes the total notional and fair value exposure related to delivery commitments. The fair value exposure related to these commitments is offset by pair-off fees from our members.

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

Members may have the ability to prepay Advances. If a member prepays an Advance, we could suffer lower future income if the principal portion of the prepaid Advance were reinvested in lower yielding assets that continue to be funded by higher cost debt. To protect against this risk, a prepayment fee is charged that makes us financially indifferent to a borrower’s decision to prepay an Advance, thereby minimizing market risk.

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
•

Basis between LIBOR and CO Curves – represents the relative change in interest rate movement between these two curves. Our mortgage assets are sensitive to the LIBOR curve, among other things, and mortgage liabilities are sensitive to the CO curve. Thus, a relative change in interest rate movement of the LIBOR and CO curves will cause a change in market value and a change in the duration of equity. For the non-mortgage portfolio, this is manifested by change in the funding spread (e.g., swapped debt spread).

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

Duration of Equity

Duration of equity is a measure of interest rate risk. It represents the percentage change in market value of our equity for a 100 basis point parallel shift in the interest rate curves. We value our portfolios using two main interest rate curves, the LIBOR curve and the CO curve. The effective duration of each asset, liability, and off balance sheet position is computed independently to determine our duration of equity.

Duration of equity is a primary metric used to manage our market risk exposure. Our RMP specifies acceptable ranges for duration of equity, and our exposures are measured and managed against these limits.

The following table summarizes the duration of equity levels for our total position:

Effective Duration of Equity Scenarios
	-200 bps	0 bps	+200 bps
March 31, 2007	-5.41 years	4.85 years	3.65 years
December 31, 2006	-5.50 years	4.48 years	4.36 years

We were in compliance with the duration of equity limits established in the RMP that was effective at both of the above points in time.

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

Duration Gap
March 31, 2007	+1.8 months
December 31, 2006	+1.6 months

Convexity

Convexity measures how fast duration changes as a function of interest rate changes. Measurement of convexity is important because of the optionality embedded in the mortgage and callable debt portfolios. The mortgage portfolios exhibit negative convexity due to the embedded prepayment options. The negative convexity on the mortgage asset is mitigated by the negative convexity of underlying callable debt. Convexity is routinely reviewed by management and used in developing funding and hedging strategies for acquisition of mortgage-based assets. A primary strategy for managing convexity risk arising from our mortgage portfolio is the issuance of callable debt. At March 31, 2007, callable debt funding mortgage assets as a percentage of the net mortgage portfolio equaled 59.3%, compared to 59.0% at the end of 2006.

Market Risk-based Capital Requirement

We are subject to the Finance Board’s risk-based capital regulations. This regulatory framework requires the maintenance of sufficient permanent capital to meet the combined credit risk, market risk, and operations risk requirements. Our permanent capital consists of Class B Stock, (including Mandatorily redeemable capital stock) and Retained earnings. The market risk-based capital requirement (“MRBC”) is the sum of two components. The first component is the market value of the portfolio at risk from movements in interest rates that could occur during times of market stress. This estimation is accomplished through an internal value-at-risk based modeling approach which was approved by the Finance Board before the implementation of our Capital Plan. The second component is the amount by which the current market value of total capital is less than 85% of the book value of total capital, if any.

MRBC is primarily based upon historical simulation methodology. The estimation incorporates scenarios that reflect interest rate shifts, interest rate volatility, and changes in the shape of the yield curve. These observations are based on historical information from 1978 to the present. In our application, MRBC is defined as the potential dollar loss from adverse market movements, measured over 120-business day time periods, with a 99.0% confidence interval, based on these historical prices and market rates. MRBC estimates as of March 31, 2007, and December 31, 2006, are presented below:

Value at Risk
Actual
March 31, 2007	$244 million
December 31, 2006	$245 million

Changes in Market Value of Equity between the Base Case and Shift Scenarios

We measure potential changes in the market value of equity based on the current month-end level of rates versus the market value of equity under large parallel rate shifts. This measurement provides information related to the sensitivity of our interest rate position:

Change in Market Value of Equity from Base Rates
	-200 bps	+200 bps
March 31, 2007	+0.3%	-8.7%
December 31, 2006	+0.6%	-9.2%

Use of Derivative Hedges

We make use of derivatives in hedging our market risk exposures. The primary type of derivative used is interest rate exchange agreements or swaps. Interest rate swaps increase the flexibility of our funding alternatives by providing specific cash flows or characteristics that might not be as readily available or cost-effective if obtained in the cash debt market. We also use TBAs to temporarily hedge mortgage positions. We do not speculate using derivatives and do not engage in derivatives trading. Our primary hedging activities using interest rate swaps are detailed below.

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

Hedging Investments

Some interest rate exchange agreements are executed to hedge investments such as MBS and agency debentures.

Other Hedges

On an infrequent basis, we act as an intermediary between certain smaller member institutions and the capital markets by executing interest rate exchange agreements with members.

We occasionally use derivatives, such as swaptions, to maintain our risk profile within the approved risk limits set forth in our RMP.

The volume of derivative hedges is often expressed in terms of notional principal, which is the amount upon which interest payments are calculated. The following table highlights the notional amounts by type of derivative agreement as of March 31, 2007, and December 31, 2006:

Types of Derivative Agreements

By Notional Principal

($ amounts in thousands)

	March 31, 2007	December 31, 2006
Debt swaps
Bullet	$ 5,986,620	$ 5,869,975
Callable	5,909,870	6,497,870
Complex	4,038,080	4,385,080

Advances swaps
Bullet	11,536,345	11,270,016
Putable	3,591,050	3,659,550
Complex	4,000	4,000

MBS swaps	1,993	2,110

TBA hedges	125,955	309,525
Mandatory delivery commitments	21,084	10,907
Swaptions	200,000	150,000

Total	$31,414,997	$32,159,033

The above table includes interest rate swaps, TBA MBS hedges, mandatory delivery commitments and swaptions. Complex swaps include, but are not limited to, step-up and range bonds. The level of different types of derivatives is contingent upon and tends to vary with, balance sheet size, Advances demand, MPP purchase activity, and CO issuance levels.

The table below presents derivative instruments by hedged instrument as of March 31, 2007, and December 31, 2006:

Derivative Instruments by Hedged Instrument

Accrued Interest Excluded from the Fair Value

($ amounts in thousands)

	As of March 31, 2007		As of December 31, 2006
	Total Notional	Estimated Fair Value	Total Notional	Estimated Fair Value
Advances
Fair value hedges	$15,127,395	$42,916	$14,930,566	$97,607
Economic hedges	4,000	1	3,000	4

Total	15,131,395	42,917	14,933,566	97,611

Investments
Economic hedges	1,993	(36)	2,110	(37)

Total	1,993	(36)	2,110	(37)

MPP loans
Fair value hedges	108,255	(477)	298,425	776
Economic hedges	217,700	41	161,100	36
Economic (stand-alone delivery commitments)	21,084	(34)	10,907	(36)

Total	347,039	(470)	470,432	776

COs-Bonds
Fair value hedges	15,729,570	(93,895)	16,552,925	(139,625)
Economic hedges	205,000	(376)	200,000	(425)

Total	15,934,570	(94,271)	16,752,925	(140,050)

Total notional and fair value	$31,414,997	$(51,860)	$32,159,033	$(41,700)

Total derivatives excluding accrued interest		$(51,860)		$(41,700)
Accrued interest, net		112,301		77,812

Net derivative balance		$60,441		$36,112

Net derivative asset balance		$98,291		$99,482
Net derivative liability balance		(37,850)		(63,370)

Net derivative balance		$60,441		$36,112

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Interim President – Chief Executive Officer and our Senior Vice President, Acting Chief Accounting Officer, has evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2007. Based upon their evaluation, they concluded that, as of March 31, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Internal Controls over Financial Reporting

During the quarter ended March 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 5. OTHER

On May 11, 2007, our board appointed Michael F. Petrie to complete the unexpired term of Ronald Seals, who passed away on March 31, 2007. Mr. Petrie has served as the Chairman and Chief Executive Officer of Greensfork Township State Bank in Spartanburg, Indiana since March 2002. His term on our board will expire on December 31, 2008.

ITEM 6. EXHIBITS

3.1*	Organization Certificate of the Federal Home Loan Bank of Indianapolis, incorporated by reference to our Registration Statement on Form 10 filed with the SEC on February 14, 2006 (Commission File No. 000-51404)
3.2*	Bylaws of the Federal Home Loan Bank of Indianapolis, incorporated by reference to our Registration Statement on Form 10 filed with the SEC on February 14, 2006 (Commission File No. 000-51404)
4*	Capital Plan of the Federal Home Loan Bank of Indianapolis, incorporated by reference to our Registration Statement on Form 10 filed with the SEC on February 14, 2006 (Commission File No. 000-51404)
10.1*	Federal Home Loan Bank of Indianapolis 2007 Executive Incentive Compensation Plan incorporated by reference to our Annual Report on Form 10-K filed on March 30, 2007
10.2*	Federal Home Loan Bank of Indianapolis Supplemental Executive Thrift Plan (with trust), as amended, incorporated by reference to our Quarterly Report on Form 10-Q filed on September 29, 2006 incorporated by reference to our Annual Report on Form 10-K filed on March 30, 2007
10.3*	Federal Home Loan Bank of Indianapolis Supplemental Executive Retirement Plan (with trust), as amended, incorporated by reference to our Quarterly Report on Form 10-Q filed on September 29, 2006 incorporated by reference to our Annual Report on Form 10-K filed on March 30, 2007
10.4*	Directors’ Deferred Compensation Plan (with trust), as amended, incorporated by reference to our Quarterly Report on Form 10-Q filed on September 29, 2006 incorporated by reference to our Annual Report on Form 10-K filed on March 30, 2007
10.5*	Directors’ Fee Policy effective January 2007 incorporated by reference to our Annual Report on Form 10-K filed on March 30, 2007
10.6*	Form of Key Employee Severance Agreement for Executive Officers incorporated by reference to our Annual Report on Form 10-K filed on March 30, 2007
14.1*	Code of Conduct for Directors, Officers, Employees and Advisory Council Members, effective March 16, 2007 incorporated by reference to our Annual Report on Form 10-K filed on March 30, 2007
31.1	Certification of the President – Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Senior Vice President – Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the President – Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Senior Vice President – Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	These documents are incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2007.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

By: /s/BRIAN K. FIKE

Name: Brian K. Fike

Title: Interim President – Chief Executive Officer

By: /s/PAUL J. WEAVER

Name: Paul J. Weaver

Title: Senior Vice President – Acting Chief Accounting Officer