Form 10-Q
period 2007-06-30
Federal Home Loan Bank of Indianapolis
filed 2007-08-13
CIK 1331754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of July 31, 2007
Class B Stock, par value $100	20,701,183

Federal Home Loan Bank of Indianapolis

Form 10-Q

As used in this Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “FHLBI,” and the “Bank” refer to the Federal Home Loan Bank of Indianapolis.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Federal Home Loan Bank of Indianapolis

Statements of Condition

(In thousands, except par value)	June 30, 2007 (Unaudited)	December 31, 2006 (Audited)
Assets
Cash and due from banks	$10,100	$15,022
Interest-bearing deposits, members and non-members	1,290,000	394,081
Federal funds sold, members and non-members	9,057,000	7,324,000
Held-to-maturity securities (a), members and non-members	6,548,528	6,544,392
Advances to members (Note 3)	21,981,605	22,282,257
Mortgage loans held for portfolio, net (Note 4)	9,713,474	10,020,670
Accrued interest receivable	129,140	136,309
Premises, software, and equipment, net	9,935	10,584
Derivative assets (Note 10)	168,527	99,482
Other assets	34,208	42,107

Total assets	$48,942,517	$46,868,904

Liabilities and Capital
Deposits (Note 5)
Interest-bearing deposits	$1,053,541	$907,718
Non-interest-bearing deposits	10,403	12,225

Total deposits	1,063,944	919,943

Consolidated obligations, net (Note 6)
Discount notes	10,388,267	10,470,607
Bonds	34,737,984	32,843,983

Total consolidated obligations, net	45,126,251	43,314,590

Accrued interest payable	413,841	383,627
Affordable Housing Program	27,186	26,366
Payable to REFCORP	6,380	6,838
Derivative liabilities (Note 10)	33,802	63,370
Mandatorily redeemable capital stock	163,249	151,332
Other liabilities	45,184	48,124

Total liabilities	46,879,837	44,914,190

Commitments and contingencies (Note 7,8, 10, and 12)
Capital (Note 7)
Capital stock-Class B-1 putable ($100 par value) issued and outstanding shares: 18,937, and 17,935, respectively	1,893,712	1,793,511
Capital stock-Class B-2 putable ($100 par value) issued and outstanding shares: .01 and .01, respectively	1	1

Total capital stock-Class B-1 and B-2 putable ($100 par value) issued and outstanding shares: 18,937.01 and 17,935.01, respectively	1,893,713	1,793,512
Retained earnings	175,468	166,622
Accumulated other comprehensive income (loss)	(6,501)	(5,420)

Total capital	2,062,680	1,954,714

Total liabilities and capital	$48,942,517	$46,868,904

(a)	Fair values: $6,390,245 and $6,403,454 at June 30, 2007, and December 31, 2006, respectively.

The accompanying notes are an integral part of these unaudited financial statements.

Federal Home Loan Bank of Indianapolis

Statements of Income

(Unaudited)

	For the Three Months ended June 30,		For the Six Months ended June 30,
(In thousands)	2007	2006	2007	2006
Interest Income
Advances to members	$294,311	$289,577	$599,674	$562,306
Prepayment fees on advances, net	28	8	1,830	338
Interest-bearing deposits, members and non-members	18,173	16,318	23,203	25,214
Federal funds sold, members and non-members	115,039	86,997	212,641	138,281
Trading security	—	482	—	1,093
Held-to-maturity securities, members and non-members	72,915	76,109	147,570	152,283
Mortgage loans held for portfolio	131,373	129,883	262,368	255,836
Loans to other Federal Home Loan Banks	—	7	15	7

Total interest income	631,839	599,381	1,247,301	1,135,358

Interest Expense
Discount notes	145,070	114,898	293,240	189,121
Consolidated obligation bonds	424,491	417,062	829,781	810,854
Deposits	13,172	14,666	25,857	27,079
Borrowings from other Federal Home Loan Banks	—	—	—	7
Mandatorily redeemable capital stock	1,572	140	3,523	487
Other borrowings	—	49	—	52

Total interest expense	584,305	546,815	1,152,401	1,027,600

Net Interest Income	47,534	52,566	94,900	107,758

Other Income (Loss)
Service fees	342	349	677	692
Net gain (loss) on trading security	—	(276)	—	(612)
Net gain (loss) on derivatives and hedging activities	(3,405)	(2,236)	(2,683)	(2,884)
Other, net	442	453	718	794

Total other income (loss)	(2,621)	(1,710)	(1,288)	(2,010)

Other Expense
Compensation and benefits	5,699	6,759	14,613	13,774
Other operating expenses	2,313	2,633	4,446	5,343
Finance Board	408	451	816	901
Office of Finance	379	381	790	684
Other	391	552	934	1,098

Total other expense	9,190	10,776	21,599	21,800

Income Before Assessments	35,723	40,080	72,013	83,948

Affordable Housing Program	3,077	3,287	6,238	6,903
REFCORP	6,529	7,359	13,155	15,409

Total assessments	9,606	10,646	19,393	22,312

Net income	$26,117	$29,434	$52,620	$61,636

The accompanying notes are an integral part of these unaudited financial statements.

Federal Home Loan Bank of Indianapolis

Statements of Capital

(Unaudited)

	Capital Stock Class B-1 Putable		Capital Stock Class B-2 Putable		Retained Earnings	Accumulated Other Comprehensive Income	Total Capital
(In thousands)	Shares	Par Value	Shares	Par Value
Balance, December 31, 2005 (audited)	21,564	$2,156,426	—	$—	$149,014	$(2,207)	$2,303,233
Proceeds from sale of capital stock	213	21,327					21,327
Net shares reclassified to mandatorily redeemable capital stock	(44)	(4,455)					(4,455)
Comprehensive income
Net income					61,636	—	61,636

Total comprehensive income					61,636	—	61,636

Mandatorily redeemable capital stock distributions					(28)		(28)
Dividends on capital stock
Cash (4.87%)					(52,356)		(52,356)

Balance, June 30, 2006	21,733	$2,173,298	—	$—	$158,266	$(2,207)	$2,329,357

	Capital Stock Class B-1 Putable		Capital Stock Class B-2 Putable		Retained Earnings	Accumulated Other Comprehensive Income	Capital
(In thousands)	Shares	Par Value	Shares	Par Value
Balance, December 31, 2006 (audited)	17,935	$1,793,511	—	$1	$166,622	$(5,420)	$1,954,714
Proceeds from sale of capital stock	1,122	112,188	—	—			112,188
Net shares reclassified to mandatorily redeemable capital stock	(120)	(11,987)					(11,987)
Comprehensive income
Net income					52,620	—	52,620
Other					—	(1,081)	(1,081)

Total comprehensive income					52,620	(1,081)	51,539

Mandatorily redeemable capital stock distributions					(72)		(72)
Dividends on capital stock
Cash (4.75%)					(43,702)		(43,702)

Balance, June 30, 2007	18,937	$1,893,712	—	$1	$175,468	$(6,501)	$2,062,680

The accompanying notes are an integral part of these unaudited financial statements.

Federal Home Loan Bank of Indianapolis

Statements of Capital

(Unaudited)

	Capital Stock Class B-1 Putable		Capital Stock Class B-2 Putable		Retained Earnings	Accumulated Other Comprehensive Income	Total Capital
(In thousands)	Shares	Par Value	Shares	Par Value
Balance, April 1, 2006	21,623	$2,162,368	—	$—	$155,473	$(2,207)	$2,315,634
Proceeds from sale of capital stock	154	15,385					15,385
Net shares reclassified to mandatorily redeemable capital stock	(44)	(4,455)					(4,455)
Comprehensive income
Net income					29,434	—	29,434

Total comprehensive income					29,434	—	29,434

Mandatorily redeemable capital stock distributions					(27)		(27)
Dividends on capital stock
Cash (5.00%)					(26,614)		(26,614)

Balance, June 30, 2006	21,733	$2,173,298	—	$—	$158,266	$(2,207)	$2,329,357

	Capital Stock Class B-1 Putable		Capital Stock Class B-2 Putable		Retained Earnings	Accumulated Other Comprehensive Income	Capital
(In thousands)	Shares	Par Value	Shares	Par Value
Balance, April 1, 2007	18,811	$1,881,106	—	$1	$169,926	$(6,604)	$2,044,429
Proceeds from sale of capital stock	246	24,593					24,593
Net shares reclassified to mandatorily redeemable capital stock	(120)	(11,987)					(11,987)
Comprehensive income
Net income					26,117	—	26,117
Other					—	103	103

Total comprehensive income					26,117	103	26,220

Mandatorily redeemable capital stock distributions					(65)		(65)
Dividends on capital stock
Cash (4.50%)					(20,510)		(20,510)

Balance, June 30, 2007	18,937	$1,893,712	—	$1	$175,468	$(6,501)	$2,062,680

The accompanying notes are an integral part of these unaudited financial statements.

Federal Home Loan Bank of Indianapolis

Statements of Cash Flows

(Unaudited)

	For the Six Months ended June 30,
(In thousands)	2007	2006
Operating Activities
Net income	$52,620	$61,636

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization
Net premiums and discounts on consolidated obligations	(1,371)	15,964
Net premiums and discounts on investments	(3,997)	(4,751)
Net premiums and discounts on mortgage loans	75	99
Concessions on consolidated obligation bonds	2,975	3,356
Fees on derivatives, included as a component of derivative value	(2,434)	(2,963)
Net deferred (gain) loss on derivatives	(85)	(71)
Premises, software, and equipment	723	684
Other fees and amortization	1,404	846
(Gain) loss due to change in net fair value adjustment on derivative and hedging activities	1,821	4,799
Net change in:
Trading security	—	19,172
Accrued interest receivable	7,169	(10,418)
Net derivatives – net accrued interest	(14,789)	(28)
Other assets	7,222	(1,524)
Affordable Housing Program liability and discount on Affordable Housing Program Advances	820	(193)
Accrued interest payable	30,214	17,290
Payable to REFCORP	(458)	328
Other liabilities	(4,022)	4,245

Total adjustments	25,267	46,835

Net cash provided by operating activities	77,887	108,471

Investing Activities
Net change in:
Interest-bearing deposits, members and non-members	(895,919)	(476,767)
Federal funds sold, members and non-members	(1,733,000)	(3,071,000)
Premises, software, and equipment	(74)	(324)
Held-to-maturity securities:
Proceeds from maturities of held-to-maturity securities, members and non-members	493,517	555,479
Purchases of long-term held-to-maturity securities, members and non-members	(493,657)	(579,385)
Advances to members:
Principal collected on Advances	48,737,032	42,440,773
Advances made	(48,515,897)	(40,172,161)
Mortgage loans held for portfolio:
Principal collected	578,228	563,190
Mortgage loans purchased	(270,382)	(981,318)
Other Federal Home Loan Banks:
Principal collected on loans to other Federal Home Loan Banks	100,000	50,000
Loans to other Federal Home Loan Banks	(100,000)	(50,000)

Net cash used in investing activities	(2,100,152)	(1,721,513)

The accompanying notes are an integral part of these unaudited financial statements.

Federal Home Loan Bank of Indianapolis

Statements of Cash Flows, continued

(Unaudited)

	For the Six Months ended June 30,
(In thousands)	2007	2006
Financing Activities
Net change in:
Deposits	144,001	314,938
Net proceeds from issuance of Consolidated obligations
Discount notes	447,258,104	407,177,884
Bonds	9,648,859	2,044,169
Payments for maturing and retiring Consolidated obligations
Discount notes	(447,339,410)	(405,155,698)
Bonds	(7,762,555)	(2,717,850)
Other Federal Home Loan Banks:
Borrowings from other Federal Home Loan Banks	—	50,000
Maturities of borrowings from other Federal Home Loan Banks	—	(50,000)
Proceeds from issuance of capital stock	112,188	21,327
Payments for redemption of mandatorily redeemable capital stock	(142)	(34,749)
Cash dividends paid	(43,702)	(52,356)

Net cash provided by financing activities	2,017,343	1,597,665

Net decrease in cash and cash equivalents	(4,922)	(15,377)
Cash and cash equivalents at beginning of the period	15,022	37,523

Cash and cash equivalents at end of the period	$10,100	$22,146

Supplemental Disclosures
Interest paid	$823,982	$812,984
Affordable Housing Program payments, net	5,418	7,096
REFCORP payments	13,613	15,081

The accompanying notes are an integral part of these unaudited financial statements.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Month Periods Ended June 30, 2007, and 2006 is

Unaudited

Note 1 — Summary of Significant Accounting Policies and Basis of Presentation

The significant accounting policies and the financial condition and results of operation for the Federal Home Loan Bank of Indianapolis as of December 31, 2006, are contained in the Bank’s Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 on March 30, 2007 (“Form 10-K”). The accompanying unaudited financial statements for the three and six months ended June 30, 2007, should be read in conjunction with the Form 10-K. In the opinion of our management, the accompanying financial statements contain all adjustments necessary (consisting of only normal recurring adjustments) for a fair statement of the results for the interim periods ended June 30, 2007, and conform with accounting principles generally accepted in the United States of America (“GAAP”) as they apply to interim financial statements. The results of operations for the three and six months ended June 30, 2007, are not necessarily indicative of the results to be expected for any subsequent period or entire year.

The preparation of financial statements requires management to make assumptions and estimates. These assumptions and estimates affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates.

We have included descriptions of significant accounting policies in Note 1 to our 2006 Financial Statements in our Form 10-K. There have been no significant changes to these policies as of June 30, 2007.

Certain reclassifications have been made in the prior-year financial statements to conform to current presentation.

Note 2 — Recently Issued Accounting Standards and Interpretations

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

SFAS 157. On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). In defining fair value, SFAS 157 retains the exchange price notion in earlier definitions of fair value. However, the definition focuses on the price that would be received to sell an asset or paid to transfer a liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 applies whenever other accounting pronouncements require or permit fair value measurements. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 also establishes a fair value hierarchy that prioritizes the information used to develop assumptions used to determine the exit price. Under the standard, fair value measurements would

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Month Periods Ended June 30, 2007, and 2006 is

Unaudited

be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008, for the Bank), and interim periods within those fiscal years. We do not expect the adoption of SFAS 157 to have a material impact on our results of operations or financial condition.

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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Month Periods Ended June 30, 2007, and 2006 is

Unaudited

Note 3 — Advances to Members

Redemption Terms. At June 30, 2007, and December 31, 2006, we had Advances outstanding to members, including Affordable Housing Program (“AHP”) Advances, at interest rates ranging from 2.37% to 8.34% and 2.21% to 8.34%, respectively, as summarized below ($ amounts in thousands):

	June 30, 2007		December 31, 2006
Year of Maturity	Amount	WAIR %(1)	Amount	WAIR%(1)
Overdrawn demand deposit accounts	$29	7.38	$9,610	7.31
Due in 1 year or less	6,759,298	4.64	7,426,375	4.48
Due after 1 year through 2 years	2,814,589	4.43	4,369,649	4.08
Due after 2 years through 3 years	3,399,788	4.72	2,057,004	4.56
Due after 3 years through 4 years	2,574,681	5.13	2,942,302	4.93
Due after 4 years through 5 years	2,703,479	4.75	1,872,108	4.85
Thereafter	3,893,313	5.15	3,689,257	5.05
Index amortizing Advances	418	7.26	425	7.26

Total par value	22,145,595	4.79	22,366,730	4.59
Discount on AHP Advances	(273)		(294)
SFAS 133 hedging adjustments	(172,710)		(94,510)
Other adjustments	8,993		10,331

Total	$21,981,605		$22,282,257

(1)	Weighted Average Interest Rate

At June 30, 2007, and December 31, 2006, we had no callable Advances, and we had putable Advances outstanding totaling $3,537,050,000 and $3,662,050,000, respectively.

Interest Rate Payment Terms. The following table details interest rate payment terms for Advances at June 30, 2007, and December 31, 2006 ($ amounts in thousands):

	June 30, 2007	December 31, 2006
Par amount of Advances
Fixed rate	$20,196,026	$20,861,141
Variable rate	1,949,569	1,505,589

Total	$22,145,595	$22,366,730

Prepayment Fees. The net amount of prepayment fees is reflected as Interest income in the Statements of Income.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Month Periods Ended June 30, 2007, and 2006 is

Unaudited

Note 4 — Mortgage Loans Held for Portfolio

The Mortgage Purchase Program (“MPP”) involves the investment in mortgage loans that are purchased directly from our participating members. The total loans represent held-for-portfolio loans under the MPP whereby our members originate or acquire certain home mortgage loans that are then sold to us. See Note 13 for information on transactions with related parties. The following table presents information on mortgage loans held for portfolio as of June 30, 2007, and December 31, 2006 ($ amounts in thousands):

	June 30, 2007	December 31, 2006
Real Estate
Fixed-rate medium-term(1) single-family mortgages	$1,489,919	$1,567,102
Fixed-rate long-term(2) single-family mortgages	8,189,770	8,418,418

Total mortgage loans held for portfolio, par value	9,679,689	9,985,520
Premiums	61,849	63,756
Discounts	(50,780)	(51,198)
SFAS 133 hedging adjustments	22,716	22,592

Total mortgage loans held for portfolio	$9,713,474	$10,020,670

(1)	Medium-term is defined as an original term of 15 years or less.

(2)	Long-term is defined as an original term of 20-30 years.

The following table details the par value of mortgage loans held for portfolio outstanding at June 30, 2007, and December 31, 2006 ($ amounts in thousands):

	June 30, 2007	December 31, 2006
FHA loans	$856,782	$922,261
Conventional loans	8,822,907	9,063,259

Total mortgage loans held for portfolio, par value	$9,679,689	$9,985,520

We had $1,000 of nonaccrual loans at June 30, 2007, and December 31, 2006.

The allowance for credit losses was $0 at June 30, 2007, and December 31, 2006. The provision for credit losses was $0 for the three and six months ended June 30, 2007, and 2006, respectively.

At June 30, 2007, and December 31, 2006, we had no recorded investments in impaired mortgage loans.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Month Periods Ended June 30, 2007, and 2006 is

Unaudited

Note 5 — Deposits

The following table details the average interest rates paid on average interest-bearing deposits during the three and six months ended June 30, 2007, and 2006.

	2007	2006
Three months	5.09%	4.79%
Six months	5.10%	4.59%

The following table details Deposits as of June 30, 2007, and December 31, 2006 ($ amounts in thousands):

	June 30, 2007	December 31, 2006
Interest-bearing:
Demand and overnight	$946,332	$847,362
Other deposits	107,209	60,356

Total interest-bearing deposits	1,053,541	907,718

Non-interest-bearing:
Pass-thru deposit reserves	10,403	12,225

Total non-interest-bearing deposits	10,403	12,225

Total Deposits	$1,063,944	$919,943

Note 6 — Consolidated Obligations

Interest Rate Payment Terms. The following table details interest rate payment terms for Consolidated Obligation Bonds (“CO Bonds”) at June 30, 2007, and December 31, 2006 ($ amounts in thousands):

	June 30, 2007	December 31, 2006
Par value of CO Bonds
Fixed rate	$31,616,290	$28,604,395
Step-up	3,013,080	3,823,080
Simple variable rate	55,000	110,000
Fixed that converts to variable	150,000	240,000
Variable that converts to fixed	25,000	175,000
Range	15,000	37,000

Total par value	$34,874,370	$32,989,475

Redemption Terms. The following is a summary of our participation in CO Bonds outstanding at June 30, 2007, and December 31, 2006, by year of maturity ($ amounts in thousands):

	June 30, 2007		December 31, 2006
Year of Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$10,226,800	4.59	$9,349,405	4.23
Due after 1 year through 2 years	7,215,700	4.64	6,295,070	4.18
Due after 2 years through 3 years	4,360,070	4.88	4,082,380	4.56
Due after 3 years through 4 years	1,765,450	4.84	2,564,520	4.64
Due after 4 years through 5 years	2,098,200	5.19	1,503,450	5.07
Thereafter	9,208,150	5.33	9,194,650	5.26

Total par value	34,874,370	4.88	32,989,475	4.62
Bond premiums	23,709		24,358
Bond discounts	(33,880)		(35,860)
SFAS 133 hedging adjustments	(126,215)		(133,990)

Total	$34,737,984		$32,843,983

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Month Periods Ended June 30, 2007, and 2006 is

Unaudited

Consolidated Obligation Discount Notes. Our participation in Discount Notes, all of which are due within one year, was as follows ($ amounts in thousands):

	Book Value	Par Value	Weighted Average Interest Rate
June 30, 2007	$10,388,267	$10,411,838	5.09%
December 31, 2006	10,470,607	10,498,931	5.09%

Note 7 — Capital

Capital Requirements. We are subject to three capital requirements under our Capital Plan and Federal Housing Finance Board (“Finance Board”) regulations. First, we must maintain at all times permanent capital in an amount at least equal to the sum of our credit risk capital requirement, our market risk capital requirement, and our operations risk capital requirement, calculated in accordance with the rules and regulations of the Finance Board. Only “permanent capital,” defined as retained earnings and Class B Stock (including mandatorily redeemable capital stock), satisfies the risk-based capital requirement. The Finance Board may require us to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined. In addition, the Gramm-Leach-Bliley Act of 1999 (“GLB Act”) requires us to maintain at all times at least a 4% total capital-to-asset ratio and at least a 5% leverage ratio, defined as the sum of permanent capital weighted 1.5 times, and non-permanent capital weighted 1.0 times, divided by total assets. The following table shows our compliance with the aforementioned capital rules and requirements at June 30, 2007, and December 31, 2006 ($ amounts in thousands):

	June 30, 2007		December 31, 2006
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$466,664	$2,232,429	$522,073	$2,111,466
Total capital-to-asset ratio	4.00%	4.56%	4.00%	4.51%
Total capital	$1,957,701	$2,232,429	$1,874,756	$2,111,466
Leverage ratio	5.00%	6.84%	5.00%	6.76%
Leverage capital	$2,447,126	$3,348,644	$2,343,445	$3,167,199

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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Month Periods Ended June 30, 2007, and 2006 is

Unaudited

PDBP – Funding and administrative costs of this plan are included in Compensation and benefits as follows ($ amounts in thousands):

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2007	2006	2007	2006
Other operating expenses	$1,326	$1,237	$2,652	$2,469

PDCP and SETP – Our contributions to the plans were as follows ($ amounts in thousands):

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2007	2006	2007	2006
PDCP	$126	$139	$274	$306
SETP	3	12	6	27

Total contributions	$129	$151	$280	$333

Our obligation under the SETP at June 30, 2007, and December 31, 2006, was $2,826,000 and $3,450,000, respectively.

DDCP – Our directors also have a deferred compensation plan available to them. The following table is a summary of compensation earned and deferred by our directors ($ amounts in thousands):

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2007	2006	2007	2006
Compensation earned	$75	$61	$132	$118
Compensation deferred	18	21	31	43

Our obligation under the DDCP at June 30, 2007, and December 31, 2006, was $1,456,000 and $1,514,000, respectively.

SERP – The components of the Total net periodic benefit cost for our SERP for the three and six months ended June 30, 2007, and 2006, were ($ amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months ended June 30,
	2007	2006	2007	2006
Service cost	$91	$160	$182	$320
Interest cost	190	175	381	350
Amortization of unrecognized prior service cost	(3)	12	(6)	24
Amortization of unrecognized net loss	151	172	302	344

Net periodic benefit cost	429	519	859	1,038

Loss on settlement of early retirement incentive	—	—	3,154	—

Total net periodic benefit cost	$429	$519	$4,013	$1,038

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Month Periods Ended June 30, 2007, and 2006 is

Unaudited

Although there are no plan assets, a grantor trust has been established to fund the SERP. The projected benefit obligation and assets in the grantor trust at June 30, 2007, and December 31, 2006, were as follows ($ amounts in thousands):

	June 30, 2007	December 31, 2006
Projected benefit obligation	$13,210	$16,546
Assets in grantor trust	7,348	11,515

SERP obligations of $8,429,000 were paid during the six months ended June 30, 2007. We expect that an additional $15,000 will be paid during the remainder of 2007. These payments substantially all relate to benefits paid to certain participants in the SERP that elected to accept an early retirement incentive offered by us in 2006.

A rabbi trust has been established to fund the SETP and the DDCP. Assets in the rabbi trust relating to the deferred compensation plans included as a component of Other assets in the Statement of Condition, were $4,282,000 and $4,964,000 at June 30, 2007, and December 31, 2006, respectively. The Total net periodic benefit cost for the year ending December 31, 2007, is expected to be approximately $4,871,000. We have increased our estimates of the funding and administrative costs associated with the PDBP and the Total net periodic benefit cost related to the SERP for 2007 based on updated actuarial estimates used to calculate those amounts.

Note 9 — Segment Information

We have identified two primary operating segments: Traditional Funding, Investments and Deposit Products (“TFIDP”), and MPP, based on our method of internal reporting. The products and services presented reflect the manner in which financial information is evaluated by management. MPP income is derived primarily from the difference, or spread, between the interest income earned on mortgage loans, including the direct effects of premium and discount amortization in accordance with Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (“SFAS 91”), and the borrowing cost related to those loans. TFIDP includes the effects of premium and discount amortization and the impact of net interest settlements related to interest rate exchange agreements, and interest income on Advances, investments (including Mortgage-backed Securities (“MBS”), and the borrowing costs related to those assets. TFIDP also includes the borrowing costs related to holding deposit products for members and other miscellaneous borrowings as well as all other miscellaneous income and expense not associated with the MPP.

We measure the performance of each segment based upon the net interest spread of the underlying portfolio(s). For this reason, we have presented each segment on a net interest income basis. Direct other income and expense items have been allocated to each segment based upon actual results. MPP includes the direct earnings effects of SFAS 133 as well as direct salary and other expenses (including an allocation for indirect overhead) associated with operating the MPP and volume-driven costs associated with master servicing and quality control fees. Direct other income/expense related to TFIDP includes the direct earnings impact of SFAS 133 related to Advances and investment products as well as all other income and expense not associated with MPP. The assessments related to AHP and the Resolution Funding Corporation (“REFCORP”) have been allocated to each segment based upon each segment’s proportionate share of total income before assessments.

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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Month Periods Ended June 30, 2007, and 2006 is

Unaudited

income with no allocation to accrued interest receivable. Total assets reported for MPP include only the mortgage loans outstanding, net of premiums, discounts and SFAS 133 basis adjustments. Total assets reported for TFIDP include all other assets of the Bank.

The following table sets forth our financial performance by operating segment for the three and six months ended June 30, 2007, and 2006 ($ amounts in thousands):

	For the Three Months ended June 30, 2007			For the Six Months ended June 30, 2007
June 30, 2007	TFIDP	MPP	Total	TFIDP	MPP	Total
Net interest income	$34,629	$12,905	$47,534	$71,394	$23,506	$94,900
Other income (loss)	(2,557)	(64)	(2,621)	(1,174)	(114)	(1,288)
Other expenses	8,528	662	9,190	20,065	1,534	21,599

Income before assessments	23,544	12,179	35,723	50,155	21,858	72,013

AHP	2,083	994	3,077	4,454	1,784	6,238
REFCORP	4,292	2,237	6,529	9,140	4,015	13,155

Total assessments	6,375	3,231	9,606	13,594	5,799	19,393

Net income	$17,169	$8,948	$26,117	$36,561	$16,059	$52,620

	For the Three Months ended June 30, 2006			For the Six Months ended June 30, 2006
June 30, 2006	TFIDP	MPP	Total	TFIDP	MPP	Total
Net interest income	$39,690	$12,876	$52,566	$79,584	$28,174	$107,758
Other income (loss)	(1,497)	(213)	(1,710)	(1,285)	(725)	(2,010)
Other expenses	9,826	950	10,776	19,838	1,962	21,800

Income before assessments	28,367	11,713	40,080	58,461	25,487	83,948

AHP	2,331	956	3,287	4,823	2,080	6,903
REFCORP	5,208	2,151	7,359	10,728	4,681	15,409

Total assessments	7,539	3,107	10,646	15,551	6,761	22,312

Net income	$20,828	$8,606	$29,434	$42,910	$18,726	$61,636

The following table presents assets by operating segment at June 30, 2007, and December 31, 2006 ($ amounts in thousands):

Total Assets	TFIDP	MPP	Total
June 30, 2007	$39,229,043	$9,713,474	$48,942,517
December 31, 2006	36,848,234	10,020,670	46,868,904

Note 10—Derivative and Hedging Activities

For the three and six months ended June 30, 2007, and 2006, we recorded a Net gain (loss) on derivatives and hedging activities in Other income (loss) as follows ($ amounts in thousands):

	For the Three Months ended June 30,		For the Six Months ended June 30,
Net Gain (Loss) on Derivatives and Hedging Activities	2007	2006	2007	2006
Gains (losses) related to fair value hedge ineffectiveness	$(1,748)	$(1,295)	$(1,816)	$(873)
Gains (losses) on economic hedges	(1,657)	(941)	(867)	(2,011)

Net gain (loss) on derivatives and hedging activities	$(3,405)	$(2,236)	$(2,683)	$(2,884)

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Month Periods Ended June 30, 2007, and 2006 is

Unaudited

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding at June 30, 2007, and December 31, 2006 ($ amounts in thousands):

	June 30, 2007		December 31, 2006
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Interest rate swaps
Fair value hedges	$32,473,265	$43,987	$31,483,491	$(42,018)
Economic hedges	102,875	(1,799)	205,110	(458)
Interest rate swaptions
Economic hedges	150,000	2	150,000	—
Interest rate futures/forwards
Fair value hedges	—	—	298,425	776
Economic hedges	21,100	(51)	11,100	36
Mortgage delivery commitments
Economic hedges	22,351	(15)	10,907	(36)

Total	$32,769,591	$42,124	$32,159,033	$(41,700)

Total derivatives excluding accrued interest		$42,124		$(41,700)
Accrued interest		92,601		77,812

Net derivative balances		$134,725		$36,112

Net derivative asset balances		$168,527		$99,482
Net derivative liability balances		(33,802)		(63,370)

Net derivative balances		$134,725		$36,112

Note 11 — Estimated Fair Values

We determined estimated fair value amounts by using available market information, appropriate valuation models, and a model validation process which follows the Finance Board’s guidelines. These estimates are based on pertinent information available to us as of June 30, 2007, and December 31, 2006. Because of the assumptions used in the valuation process, there are inherent limitations in estimating the fair value of these instruments. For example, because an active secondary market does not exist for a portion of our financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions. The Fair Value Summary Tables do not represent an estimate of the overall market value of us as a going concern, which would take into account future business opportunities. For additional information concerning the estimated fair values of our financial instruments, refer to Note 17 of our Audited Financial Statements included in our 2006 Annual Report on Form 10-K.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Month Periods Ended June 30, 2007, and 2006 is

Unaudited

The carrying value and estimated fair values of our financial instruments at June 30, 2007, were as follows ($ amounts in thousands):

FAIR VALUE SUMMARY TABLE – JUNE 30, 2007

Financial Instruments	Carrying Value	Net Unrealized Gains (Losses)	Estimated Fair Value
Assets
Cash and due from banks	$10,100	$—	$10,100
Interest-bearing deposits	1,290,000	9	1,290,009
Federal funds sold	9,057,000	(10)	9,056,990
Held-to-maturity securities	6,548,528	(158,283)	6,390,245
Advances	21,981,605	(17,827)	21,963,778
Mortgage loans held for portfolio, net	9,713,474	(415,975)	9,297,499
Accrued interest receivable	129,140	—	129,140
Derivative assets	168,527	—	168,527
Liabilities
Deposits	1,063,944	—	1,063,944
COs:
Discount Notes	10,388,267	1,782	10,386,485
CO Bonds	34,737,984	358,758	34,379,226
Accrued interest payable	413,841	—	413,841
Derivative liabilities	33,802	—	33,802
Mandatorily redeemable capital stock	163,249	—	163,249
Other
Commitments to extend credit for Advances	—	(48)	(48)

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Month Periods Ended June 30, 2007, and 2006 is

Unaudited

The carrying value and estimated fair values of our financial instruments at December 31, 2006, were as follows ($ amounts in thousands):

FAIR VALUE SUMMARY TABLE – DECEMBER 31, 2006

Financial Instruments	Carrying Value	Net Unrealized Gains (Losses)	Estimated Fair Value
Assets
Cash and due from banks	$15,022	$—	$15,022
Interest-bearing deposits	394,081	11	394,092
Federal funds sold	7,324,000	121	7,324,121
Held-to-maturity securities	6,544,392	(140,938)	6,403,454
Advances	22,282,257	3,248	22,285,505
Mortgage loans held for portfolio, net	10,020,670	(211,354)	9,809,316
Accrued interest receivable	136,309	—	136,309
Derivative assets	99,482	—	99,482
Liabilities
Deposits	919,943	—	919,943
COs:
Discount Notes	10,470,607	2,223	10,468,384
CO Bonds	32,843,983	181,070	32,662,913
Accrued interest payable	383,627	—	383,627
Derivative liabilities	63,370	—	63,370
Mandatorily redeemable capital stock	151,332	—	151,332
Other
Commitments to extend credit for Advances	—	—	—

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

We considered the guidance under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), and determined it was not necessary to recognize the fair value of our joint and several liability for all of the COs. The joint and several obligations are mandated by Finance Board regulations and are not the result of arms-length transactions among the Federal Home Loan Banks. The Federal Home Loan Banks have no control over the amount of the guaranty or the determination of how each Federal Home Loan Bank would perform under the joint and several liability because the Federal Home Loan Banks are subject to the authority of the Finance Board as it relates to decisions involving the allocation of the joint and several liability for each of the measurement provisions of FIN 45. Accordingly, we do not recognize a liability for our joint and several obligation related to COs issued for the benefit of other Federal Home Loan Banks at June 30, 2007, and December 31, 2006. The par amounts of the Federal Home Loan Banks’ outstanding COs, including COs held by other Federal Home Loan Banks were approximately $970.9 billion and $951.7 billion at June 30, 2007, and December 31, 2006, respectively.

Commitments that legally bind and unconditionally obligate us for additional Advances totaled approximately $115,277,000 and $18,366,000 at June 30, 2007, and December 31, 2006, respectively. Commitments generally are for periods up to 12 months. Based on management’s credit analyses and

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Month Periods Ended June 30, 2007, and 2006 is

Unaudited

collateral requirements, we do not deem it necessary to record any additional liability on these commitments. Commitments are fully collateralized at the time of issuance.

We execute standby letters of credit for members for a fee. A standby letter of credit is a financing arrangement between the Bank and one of our members. If we are required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. Outstanding standby letters of credit were as follows ($ amounts in thousands):

	June 30, 2007	December 31, 2006
Outstanding notional	$304,657	$312,313
Original terms	11 months - 15 years	11 months - 15 years
Final expiration year	2016	2016

The value of the guarantees related to standby letters of credit entered into after 2002 are recorded in Other liabilities and amount to $2,081,000 and $2,302,000 at June 30, 2007, and December 31, 2006, respectively. Based on management’s credit analyses and collateral requirements, we do not deem it necessary to record any additional liability on these commitments. Commitments are fully collateralized at the time of issuance.

We had $167,000,000 of unused lines of credit available to members at June 30, 2007.

For managing the inherent credit risk in MPP, participating members pay us credit enhancement fees in order to fund the lender risk account (“LRA”) and pay supplemental mortgage insurance (“SMI”). If a credit loss occurs, the accumulated LRA is used to cover the credit loss in excess of equity and primary mortgage insurance. Funds not used are returned to the member over time. SMI provides additional coverage over and above losses covered by the LRA. The LRA is an indicator of the potential expected losses for which we are liable. The LRA amounted to $19,674,000 and $17,999,000 at June 30, 2007, and December 31, 2006, respectively. Additional probable losses are provided through the allowance for credit losses. No allowance for credit losses is considered necessary at June 30, 2007, or December 31, 2006.

Commitments that unconditionally obligate us to fund/purchase mortgage loans totaled $22,351,000 and $10,907,000 at June 30, 2007, and December 31, 2006, respectively. Commitments are generally for periods not to exceed 91 days. In accordance with SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”), such commitments entered into after June 30, 2003, were recorded as derivatives at their fair value.

When executing derivative agreements with major banks and broker-dealers, we generally enter into bilateral collateral agreements. However, we did not have any assets pledged as collateral at June 30, 2007, and December 31, 2006.

We entered into $251,000,000 par value of CO Bonds and $0 par value of Discount Notes that had traded but not settled as of June 30, 2007.

We are subject to legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on our financial condition or results of operations.

Notes 7, 8, and 10 discuss other commitments and contingencies.

Note 13 — Transactions with Shareholders

Our activities with shareholders are summarized below, and have been identified in the Statements of Condition, Statements of Income, and Statements of Cash Flows.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Month Periods Ended June 30, 2007, and 2006 is

Unaudited

In the normal course of business, we sell federal funds and make other short-term investments with shareholders or their affiliates.

In addition, included in our held-to-maturity investment portfolio are purchases of MBS issued by shareholders or their affiliates.

Transactions with Directors’ Financial Institutions. We provide, in the ordinary course of business, products and services to members whose officers or directors may serve on our Board of Directors (“Directors’ Financial Institutions”). Finance Board regulations require that transactions with Directors’ Financial Institutions be made on the same terms as those with any other member. As of June 30, 2007, and December 31, 2006, we had Advances and capital stock outstanding (including mandatorily redeemable capital stock) to Directors’ Financial Institutions as follows ($ amounts in thousands):

	Advances ($ at par)	% of Advances outstanding	Capital Stock ($ at par)	% of Capital stock outstanding
June 30, 2007	$1,251,760	5.7%	$96,944	4.7%
December 31, 2006	$1,094,314	4.9%	$97,152	5.0%

During 2007 and 2006, we acquired mortgage loans from Directors’ Financial Institutions as follows ($ amounts in thousands):

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2007	2006	2007	2006
Mortgage Loans originated by Directors’ Financial Institutions	$229	$96,823	$354	$333,022

The decrease in Mortgage Loans originated by Directors’ Financial Institutions from the three-months and six-months ended June 30, 2006, to the corresponding periods in 2007 are substantially due to one Director’s Financial Institution not selling any mortgage loans to us in 2007.

Acquisition of Members and Affiliates. During the first three months of 2007, our member, LaSalle Bank Midwest N.A. sold its subsidiary, ABN AMRO Mortgage Group, its U.S.–based wholesale residential mortgage broker origination platform and servicing business, to a third party. Although we can no longer purchase mortgage loans originated by ABN AMRO Mortgage Group, our mortgage loans from ABN AMRO Mortgage Group of $4,195,286,000 and $4,285,688,000, representing 43.3% and 42.9% of our Mortgage loans outstanding, at par, as of June 30, 2007, and December 31, 2006, respectively, will remain outstanding until maturity or prepayment. Further, we can still make Advances to LaSalle Bank Midwest N.A. or purchase mortgage loans from them as LaSalle Bank Midwest N.A. will remain in the retail residential mortgage business.

On April 23, 2007, ABN AMRO Holding N.V. (“ABN AMRO”) and Barclays P.L.C. (“Barclays”) announced that an agreement had been reached on the merger of ABN AMRO and Barclays (the “Merger”). As part of the Merger, Bank of America Corp agreed to acquire LaSalle Bank Corporation, the parent holding company of our member, LaSalle Bank Midwest N.A. This acquisition is expected to be completed prior to the completion of the Merger and is a condition of the Merger. Although legal objections were raised to this acquisition, the Dutch Supreme Court ruled on July 13, 2007, that ABN AMRO did not need shareholder approval to sell LaSalle Bank Corporation to Bank of America Corp. When the acquisition of LaSalle Bank Corporation is finalized and if Bank of America Corp. decides to not keep the LaSalle Bank Midwest N.A. charter in our district, we would no longer be able to make Advances to or purchase mortgage loans from LaSalle Bank Midwest N.A. We would also be required to repurchase any outstanding capital stock owned by LaSalle Bank Midwest N.A. by the later of five years after the date of termination of their charter in our district or the repayment of all outstanding obligations to us. As of

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Month Periods Ended June 30, 2007, and 2006 is

Unaudited

June 30, 2007, we held $3,300,171,000 par value of Advances to LaSalle Bank Midwest N.A., which represented 14.9% of our total Advances, at par. LaSalle Bank Midwest N.A. had a capital stock balance of $334,110,000 as of June 30, 2007, which represented 16.2% of our regulatory capital stock balance.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and related footnotes contained in this Quarterly Report on Form 10-Q and our 2006 Annual Report on Form 10-K.

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

We manage our business by grouping our products and services within two business segments

•	Traditional Funding, Investments, and Deposit Products, which include credit services (such as Advances, letters of credit, and lines of credit), investments (including MBS), and deposits; and

•	MPP, which consists of mortgage loans purchased from our members.

Our primary source of revenues is interest earned on

•	Advances;

•	long- and short-term investments; and

•	mortgage loans acquired from our members.

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

Highlights of Our Operating Results for the Three and Six Months Ended June 30, 2007

Total assets were $48.9 billion as of June 30, 2007, an increase of $2.0 billion compared to $46.9 billion as of December 31, 2006. This increase was primarily due to the increase in our Short-term investment portfolio, consisting of Federal funds sold and Interest-bearing deposits, of $2.6 billion in order to utilize capital capacity and take advantage of investment opportunities.

This increase was partially offset by the following decreases:

•	Advances decreased by $0.3 billion, primarily as a result of a $1.9 billion decrease in Advances to one of our members that was partially offset by increased Advances to other members, and

•	Mortgage loans held for portfolio decreased by $0.3 billion, mainly because of paydowns on existing mortgages and lower volume of new mortgages due to the loss of our three largest sellers.

A more detailed discussion of these changes can be found in “Analysis of Financial Condition” herein.

Net Interest Income was $47.5 million for the three months ended June 30, 2007, compared to $52.6 million for the same period in 2006. This decrease is primarily due to lower net equity, in addition to the narrowing of the spread between the yield on earning assets and liabilities that resulted from a flatter yield curve, recent trends in market interest rates, an increase in Total interest expense due to a larger amount of Mandatorily redeemable capital stock, that is classified as a liability, and the maturity of lower coupon liabilities during the quarter that were replaced with higher coupon liabilities. Going forward, we expect that the replacement of lower coupon liabilities with higher coupon liabilities could continue to compress the spread between the yield on interest-earning assets and liabilities. Overall, Net Income was $26.1 million for the three months ended June 30, 2007, a decrease of $3.3 million or 11.3%, compared to $29.4 million for the same period in 2006. The decrease was primarily due to the decrease of $5.1 million in Net interest income, as described above, and a decrease of $0.9 million in Other income (loss), partially offset by decreases in Other expense and Total assessments. A more detailed discussion of these changes in Net Income can be found in “Results of Operations for the Three Months Ended June 30, 2007, and 2006” herein.

Net Interest Income was $94.9 million for the six months ended June 30, 2007, compared to $107.8 million for the same period in 2006. This decrease is primarily due to lower net equity, in addition to the narrowing of the spread between the yield on earning assets and liabilities that resulted from a flatter yield curve, recent trends in market interest rates, an increase in Total interest expense due to a larger amount of Mandatorily redeemable capital stock, that is classified as a liability, and the maturity of lower coupon liabilities during the six month period that were replaced with higher coupon liabilities. Going forward, we expect that the replacement of lower coupon liabilities with higher coupon liabilities could continue to compress the spread between the yield on interest-earning assets and liabilities. Overall, Net Income was $52.6 million for the six months ended June 30, 2007, a decrease of $9.0 million or 14.6%, compared to $61.6 million for the same period in 2006. The decrease was primarily due to the decrease of $12.9 million in Net Interest Income, as described above, partially offset by a decrease of $2.9 million in Total assessments consistent with the lower Net Income. A more detailed discussion of these changes in Net Income can be found in “Results of Operations for the Six Months Ended June 30, 2007, and 2006” herein.

On July 16, 2007, we declared a cash dividend on our Class B-1 stock of 4.50% (annualized) and Class B-2 stock of 3.60% (annualized), based on our results for the second quarter of 2007. During the first six months of 2007, Retained earnings increased by approximately $8.8 million compared to December 31, 2006, bringing our level of Retained earnings to $175.5 million.

On July 6, 2007, we announced the appointment of Milton J. Miller II as our President and Chief Executive Officer, effective July 16, 2007. See our Current Report on Form 8-K filed on July 9, 2007, for more information.

On April 23, 2007, ABN AMRO and Barclays announced that an agreement had been reached on the merger of ABN AMRO and Barclays. As part of the merger, Bank of America Corp agreed to acquire

LaSalle Bank Corporation, the parent holding company of our member, LaSalle Bank Midwest N.A. This acquisition is expected to be completed prior to the completion of the merger and is a condition of the merger. Although legal objections were raised to this acquisition, the Dutch Supreme Court ruled on July 13, 2007 that ABN AMRO did not need shareholder approval to sell LaSalle Bank Corporation to Bank of America Corp. When the acquisition of LaSalle Bank Corporation is finalized and if Bank of America Corp decides to not keep the LaSalle Bank Midwest N.A. charter in our district, we would no longer be able to make Advances to or purchase mortgage loans from LaSalle Bank Midwest N.A. However, our current mortgage loans purchased from LaSalle Bank Midwest N.A. and its affiliates of $4.2 billion, representing 43.3% of our mortgage loans outstanding, at par, as of June 30, 2007, will remain outstanding until maturity or prepayment. We would also be required to repurchase any outstanding capital stock owned by LaSalle Bank Midwest N.A. by the later of five years after the date of termination of their charter in our district or the repayment of all outstanding obligations to us. As of June 30, 2007, we held $3.3 billion par value of Advances to LaSalle Bank Midwest N.A., which represented 14.9% of our total Advances, at par. LaSalle Bank Midwest N.A. had a capital stock balance of $0.3 billion as of June 30, 2007, which represented 16.2% of our regulatory capital stock balance. At this time, we are unable to predict the impact of this proposed transaction on our future operating results. See “Item 1A. Risk Factors” in our 2006 Annual Report on Form 10-K for more information.

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

We have identified four accounting policies that we believe are critical because they require management to make subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies are:

•	accounting for derivatives and hedging activities (SFAS 133);

•	accounting for premiums and discounts and other costs associated with originating or acquiring mortgage loans and MBS (SFAS 91);

•	provision for credit losses (SFAS 114, Accounting by Creditors for Impairment of a Loan); and

•	fair value estimates.

A discussion of these critical accounting policies and estimates can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section under the caption “Critical Accounting Policies and Estimates” of our 2006 Annual Report on Form 10-K.

Summary of Selected Financial Data

The following table presents a summary of certain financial information as of and for the periods indicated:

Financial Highlights

($ amounts in thousands)

	As of and for the Three Months ended
	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006
Selected Statement of Condition Items at Period End
Total assets	$48,942,517	$48,650,983	$46,868,904	$48,318,586	$49,665,337
Advances	21,981,605	22,077,482	22,282,257	22,955,961	23,362,716
Mortgage loans held for portfolio, net	9,713,474	9,958,762	10,020,670	9,868,284	9,949,095
Held-to-maturity securities	6,548,528	6,318,598	6,544,392	6,777,476	6,848,536
Federal funds sold	9,057,000	8,720,000	7,324,000	7,718,000	7,726,000
COs
Discount Notes	10,388,267	12,520,976	10,470,607	9,391,109	11,407,244
CO Bonds	34,737,984	32,272,258	32,843,983	34,744,243	34,233,286
Mandatorily redeemable capital stock	163,249	151,197	151,332	119,050	13,308
Capital stock, Class B-1 putable	1,893,712	1,881,106	1,793,511	1,909,522	2,173,298
Retained earnings	175,468	169,926	166,622	162,461	158,266
Total capital	2,062,680	2,044,429	1,954,714	2,069,776	2,329,357
Quarterly Operating Results
Net Interest Income.	47,534	47,366	48,828	48,415	52,566
Other income (loss)	(2,621)	1,333	115	306	(1,710)
Other expense	9,190	12,409	11,510	9,333	10,776
Total assessments	9,606	9,787	10,083	10,525	10,646
Net Income	26,117	26,503	27,350	28,863	29,434
Other Data
Par amount of outstanding COs for all 12 Federal Home Loan Banks	$970,857,067	$951,469,858	$951,744,643	$958,023,241	$958,569,973
Return on average equity	5.11%	5.34%	5.40%	5.44%	5.09%
Return on average assets	0.22%	0.23%	0.23%	0.24%	0.24%
Weighted average dividend rate, Class B-1 stock	4.50%	5.00%	4.75%	4.50%	5.00%
Dividend payout ratio (1)	78.53%	87.51%	81.81%	84.27%	90.42%
Total capital ratio (at period end) (2)	4.21%	4.20%	4.17%	4.28%	4.69%
Regulatory capital ratio (at period end) (3)	4.56%	4.53%	4.51%	4.53%	4.72%
Duration gap (in months)	1.3	1.8	1.6	1.4	1.8

(1)	The dividend payout ratio is calculated by dividing dividends paid in cash and stock by Net Income.

(2)	Total capital ratio represents Total capital divided by Total assets.

(3)	Regulatory capital ratio represents the sum of Capital stock (Class B-1 and B-2 putable), Retained earnings, and Mandatorily redeemable capital stock divided by Total assets.

Results of Operations for the Three and Six Months Ended June 30, 2007, and 2006

The following table presents average balances, interest, and average rates of major earning asset categories and the sources funding those earning assets for the three months ended June 30, 2007, and 2006:

Average Balances, Interest and Average Rates

($ amounts in thousands)

	Three months ended June 30,
	2007			2006
	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate
Assets
Interest-bearing deposits	$1,382,030	$18,173	5.27%	$1,332,430	$16,318	4.91%
Federal funds sold	8,695,901	115,039	5.31%	7,080,714	86,997	4.93%
Trading security (1)	—	—	—	29,226	482	6.61%
Held-to-maturity securities	6,463,097	72,915	4.53%	6,816,374	76,109	4.48%
Advances (2)	21,865,353	294,339	5.40%	22,875,035	289,585	5.08%
Mortgage loans held for portfolio	9,842,872	131,373	5.35%	9,941,997	129,883	5.24%
Loans to other Federal Home Loan Banks	—	—	—	549	7	5.11%

Total Interest-earning assets	48,249,253	631,839	5.25%	48,076,325	599,381	5.00%
Other assets	378,139			441,571

Total assets	$48,627,392			$48,517,896

Liabilities and Capital
Interest-bearing deposits	$1,037,288	$13,172	5.09%	$1,228,982	$14,666	4.79%
Other borrowings	—	—	—	3,973	49	4.95%
Discount Notes	11,169,187	145,070	5.21%	9,448,301	114,898	4.88%
CO Bonds (2)	33,554,266	424,491	5.07%	34,741,581	417,062	4.82%
Mandatorily redeemable capital stock	157,554	1,572	4.00%	11,140	140	5.04%

Total interest-bearing liabilities	45,918,295	584,305	5.10%	45,433,977	546,815	4.83%
Other liabilities	658,328			763,286
Total capital	2,050,769			2,320,633

Total liabilities and capital	$48,627,392			$48,517,896

Net Interest Income and net spread on interest-earning assets less interest-bearing liabilities		$47,534	0.15%		$52,566	0.17%

Net interest margin	0.40%			0.44%

Average interest-earning assets to interest-bearing liabilities	1.05			1.06

(1)	Interest income and average rates exclude the effect of associated interest rate exchange agreements as the net interest expense associated with such agreements is recorded in Other income (loss) in the Statement of Income. Including the effects of these interest rate exchange agreements, the average rate on the trading security was 5.17% for the three months ended June 30, 2006.

(2)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements to the extent such agreements qualify as fair value hedges in accordance with SFAS 133.

The following table presents average balances, interest, and average rates of major earning asset categories and the sources funding those earning assets for the six months ended June 30, 2007, and 2006:

Average Balances, Interest and Average Rates

($ amounts in thousands)

	Six months ended June 30,
	2007			2006
	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate
Assets
Interest-bearing deposits	$892,711	$23,203	5.24%	$1,075,328	$25,214	4.73%
Federal funds sold	8,077,320	212,641	5.31%	5,871,481	138,281	4.75%
Trading security (1)	—	—	—	33,031	1,093	6.67%
Held-to-maturity securities	6,426,909	147,570	4.63%	6,818,906	152,283	4.50%
Advances (2)	22,397,982	601,504	5.42%	23,286,505	562,644	4.87%
Mortgage loans held for portfolio	9,926,011	262,368	5.33%	9,809,017	255,836	5.26%
Loans to other Federal Home Loan Banks	552	15	5.48%	276	7	5.11%

Total Interest-earning assets	47,721,485	1,247,301	5.27%	46,894,544	1,135,358	4.88%
Other assets	375,652			417,229

Total assets	$48,097,137			$47,311,773

Liabilities and Capital
Interest-bearing deposits	$1,022,594	$25,857	5.10%	$1,190,914	$27,079	4.59%
Loans from other Federal Home Loan Banks	—	—	—	276	7	5.11%
Other borrowings	—	—	—	2,136	52	4.91%
Discount Notes	11,325,064	293,240	5.22%	8,154,894	189,121	4.68%
CO Bonds (2)	32,955,571	829,781	5.08%	34,884,039	810,854	4.69%
Mandatorily redeemable capital stock	154,409	3,523	4.60%	19,779	487	4.97%

Total interest-bearing liabilities	45,457,638	1,152,401	5.11%	44,252,038	1,027,600	4.68%
Other liabilities	608,264			746,527
Total capital	2,031,235			2,313,208

Total liabilities and capital	$48,097,137			$47,311,773

Net Interest Income and net spread on interest-earning assets less interest-bearing liabilities		$94,900	0.16%		$107,758	0.20%

Net interest margin	0.40%			0.46%

Average interest-earning assets to interest-bearing liabilities	1.05			1.06

(1)	Interest income and average rates exclude the effect of associated interest rate exchange agreements as the net interest expense associated with such agreements is recorded in Other income (loss) in the Statement of Income. Including the effects of these interest rate exchange agreements, the average rate on the trading security was 4.95% for the six months ended June 30, 2006.

(2)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements to the extent such agreements qualify as fair value hedges in accordance with SFAS 133.

Results of Operations for the Three Months Ended June 30, 2007, and 2006

Net Income

Net Income totaled $26.1 million for the three months ended June 30, 2007, a decrease of 11.3% compared to $29.4 million for the three months ended June 30, 2006. The following factors contributed to this decrease in Net Income:

•

Net Interest Income decreased by $5.1 million for the three months ended June 30, 2007, compared to the same period in 2006. The factors impacting Net Interest Income are addressed separately below under “Net Interest Income,” and

•

Other income (loss) decreased by $0.9 million for the three months ended June 30, 2007, compared to the same period in 2006, primarily due to adjustments made in accordance with SFAS 133 that resulted in a decrease in the Net gain (loss) on derivatives and hedging activities, partially offset by an increase from the Net gain (loss) on trading security because the trading security was paid off.

These factors were partially offset by the following:

•

Other expenses decreased by $1.6 million for the three months ended June 30, 2007, compared to the same period in 2006, mainly due to lower Compensation and benefits as a result of the smaller workforce after certain employees accepted the early retirement incentive offered in the fourth quarter of 2006 and a reduction in force in the first quarter of 2007, and, to a lesser extent, reduced Total other expenses resulting from the cost-cutting measures initiated in 2006 and lower master servicing fees for the MPP.

•	Total assessments for AHP and REFCORP decreased by $1.0 million for the three months ended June 30, 2007, consistent with the lower level of Income Before Assessments.

Net Interest Income

Net Interest Income was $47.5 million for the three months ended June 30, 2007, a decrease of $5.1 million compared to the same period in 2006. The following components comprise the change in Net Interest Income:

•

Effect of the change in the spread on average earning assets - The spread between the yield on earning assets and liabilities decreased to 0.15% for the three months ended June 30, 2007, compared to 0.17% for the three months ended June 30, 2006, primarily due to narrowing of the spread between the yield on earning assets and liabilities that resulted from a flatter yield curve, recent trends in market interest rates and the maturity of lower coupon liabilities during the three month period that were replaced with higher coupon liabilities. The imputed decrease in Net Interest Income due to the decreased spread was approximately $2.8 million.

•

Effect of the change in the cost of funds on average capital and net non-earning assets and non-costing liabilities - Our average cost of funds increased by 27 basis points for the three months ended June 30, 2007, compared to the three months ended June 30, 2006, from 4.83% to 5.10%. Since we earn interest on the investment of capital and any non-costing liabilities, Net Interest Income is positively impacted as interest rates rise, and we earn a higher return on our net capital investment. Likewise, as average Net equity increases, this also leads to a net increase in Net Interest Income. Average Net equity decreased by $0.3 billion from June 30, 2006 to June 30, 2007. Earnings from our net capital investment can be computed as the average cost of interest-bearing liabilities plus spread multiplied by the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities. The imputed decrease in Net Interest Income due to the decrease in our net equity, partially offset by the increase in the cost of funds, was approximately $2.3 million.

Results of Operations for the Six Months Ended June 30, 2007, and 2006

Net Income

Net Income totaled $52.6 million for the six months ended June 30, 2007, a decrease of 14.6%, compared to $61.6 million for the six months ended June 30, 2006. This decrease in Net Income was primarily caused by a decrease in Net Interest Income of $12.9 million for the six months ended June 30, 2007, compared to the same period in 2006. The factors impacting Net Interest Income are addressed separately below under “Net Interest Income.”

These factors were partially offset by the following:

•

Other income (loss) increased by $0.7 million for the six months ended June 30, 2007, compared to the same period in 2006, primarily due to an increase from the Net gain (loss) on trading security because the trading security was paid off.

•

Other expenses decreased by $0.2 million for the six months ended June 30, 2007, compared to the same period in 2006, mainly due to lower master servicing fees for MPP that were renegotiated for the second quarter of 2007 and reduced Other operating expenses resulting from the cost-cutting measures initiated in 2006 and a reduced workforce. These decreases were partially offset by increased Compensation and benefits in the first quarter of 2007 related to the early retirement incentive offered in the fourth quarter of 2006.

•	Total assessments for AHP and REFCORP decreased by $2.9 million for the six months ended June 30, 2007, consistent with the lower level of Income Before Assessments.

Net Interest Income

Net Interest Income was $94.9 million for the six months ended June 30, 2007, a decrease of $12.9 million compared to the same period in 2006. The following components comprise the change in Net Interest Income:

•

Effect of the change in the spread on average net earning assets - The spread between the yield on earning assets and liabilities decreased to 0.16% for the six months ended June 30, 2007, compared to 0.20% for the six months ended June 30, 2006, primarily due to narrowing of the spread between the yield on earning assets and liabilities that resulted from a flatter yield curve, recent trends in market interest rates and the maturity of lower coupon liabilities during the six month period that were replaced with higher coupon liabilities. The imputed decrease in Net Interest Income due to the decreased spread was approximately $8.9 million.

•

Effect of the change in the cost of funds on average capital and net non-earning assets and non-costing liabilities - Our average cost of funds increased by 43 basis points for the six months ended June 30, 2007, compared to the six months ended June 30, 2006, from 4.68% to 5.11%. Since we earn interest on the investment of capital and any non-costing liabilities, Net Interest Income is positively impacted as interest rates rise, and we earn a higher return on our net capital investment. Likewise, as average Net equity increases, this also leads to a net increase in Net Interest Income. Average Net equity decreased by $0.4 billion from June 30, 2006 to June 30, 2007. Earnings from our net capital investment can be computed as the average cost of interest-bearing liabilities plus spread multiplied by the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities. The imputed decrease in Net Interest Income due to the decrease in our net equity, partially offset by the increase in the cost of funds, was approximately $4.0 million.

Changes in both volume and interest rates influence changes in Net Interest Income and Net interest margin. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but rather attributable to both volume and rate changes have been allocated to the volume and rate categories based upon the proportion of the volume and rate changes. The following table summarizes changes in interest income and interest expense between the three and six months ended June 30, 2007, and 2006:

Rate and Volume Analysis

($ amounts in thousands)

	For the Three Months ended June 30 2007 over 2006			For the Six Months ended June 30 2007 over 2006
	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in interest income
Advances	$(13,115)	$17,869	$4,754	$(22,079)	$60,939	$38,860
Interest-bearing deposits	622	1,233	1,855	(4,565)	2,554	(2,011)
Federal funds sold	20,984	7,058	28,042	56,609	17,751	74,360
Trading security	(482)	—	(482)	(1,093)	—	(1,093)
Held-to-maturity securities	(3,979)	785	(3,194)	(8,920)	4,207	(4,713)
Mortgage loans held for portfolio	(1,304)	2,794	1,490	3,071	3,461	6,532
Loans to other Federal Home Loan Banks	(7)	—	(7)	8	—	8

Total	2,719	29,739	32,458	23,031	88,912	111,943

Increase (decrease) in interest expense
Discount Notes	21,964	8,208	30,172	80,110	24,009	104,119
CO Bonds	(14,551)	21,980	7,429	(46,315)	65,242	18,927
Interest-bearing deposits	(2,392)	898	(1,494)	(4,066)	2,844	(1,222)
Mandatorily redeemable capital stock	1,467	(35)	1,432	3,074	(38)	3,036
Loans from other Federal Home Loan Banks	—	—	—	(7)	—	(7)
Other borrowings	(49)	—	(49)	(52)	—	(52)

Total	6,439	31,051	37,490	32,744	92,057	124,801

Increase (decrease) in Net Interest Income	$(3,720)	$(1,312)	$(5,032)	$(9,713)	$(3,145)	$(12,858)

Earnings Analysis

The following table presents changes in the components of our earnings for the three and six months ended June 30, 2007, and 2006:

Change in Earnings Components

($ amounts in thousands)

	For the Three Months ended June 30 2007 vs. 2006		For the Six Months ended June 30 2007 vs. 2006
	$ change	% change	$ change	% change
Increase (decrease) in
Interest income	$32,458	5.4%	$111,943	9.9%
Interest expense	37,490	6.9%	124,801	12.1%

Net Interest Income	(5,032)	(9.6)%	(12,858)	(11.9)%

Other income (loss)	(911)	(53.3)%	722	35.9%
Other expense	(1,586)	(14.7)%	(201)	(0.9)%

Income Before Assessments	(4,357)	(10.9)%	(11,935)	(14.2)%

AHP	(210)	(6.4)%	(665)	(9.6)%
REFCORP	(830)	(11.3)%	(2,254)	(14.6)%

Total assessments	(1,040)	(9.8)%	(2,919)	(13.1)%

Net Income	$(3,317)	(11.3)%	$(9,016)	(14.6)%

Other Income

The following table presents the components of Other income (loss) for the three and six months ended June 30, 2007, and 2006, and an analysis of the changes in the components of these income items:

Analysis of Other Income (Loss)

($ amounts in thousands)

	For the Three Months ended June 30,				For the Six Months ended June 30,
			2007 vs. 2006				2007 vs. 2006
	2007	2006	$ Amt	% change	2007	2006	$ Amt	% change
Service fees	$342	$349	$(7)	(2.0)%	$677	$692	$(15)	(2.2)%
Net gain (loss) on trading security	—	(276)	276	100.0%	—	(612)	612	100.0%
Net gain (loss) on derivatives and hedging activities	(3,405)	(2,236)	(1,169)	(52.3)%	(2,683)	(2,884)	201	7.0%
Other, net	442	453	(11)	(2.4)%	718	794	(76)	(9.6)%

Total other income (loss)	$(2,621)	$(1,710)	$(911)	(53.3)%	$(1,288)	$(2,010)	$722	35.9%

The decrease in Other income (loss) for the three months ended June 30, 2007, compared to the same period in 2006 was primarily due to adjustments made in accordance with SFAS 133 that resulted in a decrease in the Net gain (loss) on derivatives and hedging activities, partially offset by an increase in income from the Net gain (loss) on trading security because the trading security has been paid off.

The increase in Other income (loss) for the six months ended June 30, 2007, compared to the same period in 2006 was primarily due to an increase from the Net gain (loss) on trading security because the trading security has been paid off and adjustments made in accordance with SFAS 133 that resulted in an increase in the Net gain (loss) on derivatives and hedging activities for the first six months of 2007 compared to the first six months of 2006.

The following tables present the components of the change in the Net gain (loss) on derivatives and hedging activities by type of hedge and type of product:

Components of Net Gain (Loss) on Derivatives and Hedging Activities

By Hedge

($ amounts in thousands)

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2007	2006	2007	2006
Fair Value Hedges
Net gain (loss) due to ineffectiveness on
Advances	$(1,224)	$(403)	$(1,440)	$(935)
MPP	(4)	370	118	678
CO Bonds	(520)	(1,262)	(494)	(616)

Net gain (loss) on fair value hedges	(1,748)	(1,295)	(1,816)	(873)

Non SFAS 133/Economic Hedges
Net interest receipt (payment) settlements(1)
Advances	1	—	4	21
Investments	2	(100)	3	(278)
CO Bonds	(324)	(14)	(871)	(755)

Net settlements	(321)	(114)	(864)	(1,012)

SFAS 133 derivative fair value gain (loss) adjustments
Advances	(1)	8	(4)	(4)
Investments	(2)	4	(1)	177
CO Bonds	(1,273)	(256)	234	231
MPP	(60)	(583)	(232)	(1,403)

Fair value adjustments	(1,336)	(827)	(3)	(999)

Net gain (loss) on economic hedges	(1,657)	(941)	(867)	(2,011)

Net gain (loss) on derivatives and hedging activities	$(3,405)	$(2,236)	$(2,683)	$(2,884)

(1)	Net settlements represent the net interest payments or receipts on interest rate exchange agreements for hedges not receiving fair value hedge accounting.

Net Gain (Loss) on Derivatives and Hedging Activities

By Product

($ amounts in thousands)

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2007	2006	2007	2006
Advances	$(1,224)	$(395)	$(1,440)	$(918)
Investments	—	(96)	2	(101)
MPP	(64)	(213)	(114)	(725)
CO Bonds	(2,117)	(1,532)	(1,131)	(1,140)

Net gain (loss) on derivatives and hedging activities	$(3,405)	$(2,236)	$(2,683)	$(2,884)

Other Expense

The following table presents a breakdown of Total other expense for the three and six months ended June 30, 2007, and 2006, and an analysis of the changes in the components of these expenses:

Analysis of Other Expense

($ amounts in thousands)

	For the Three Months ended June 30,				For the Six Months ended June 30,
			2007 vs. 2006				2007 vs. 2006
	2007	2006	$ Amt	% change	2007	2006	$ Amt	% change
Compensation and benefits	$5,699	$6,759	$(1,060)	(15.7)%	$14,613	$13,774	$839	6.1%
Other operating expenses	2,313	2,633	(320)	(12.2)%	4,446	5,343	(897)	(16.8)%
Finance Board and Office of Finance Expenses	787	832	(45)	(5.4)%	1,606	1,585	21	1.3%
Other	391	552	(161)	(29.2)%	934	1,098	(164)	(14.9)%

Total other expense	$9,190	$10,776	$(1,586)	(14.7)%	$21,599	$21,800	$(201)	(0.9)%

The decrease in Total other expense for the three months ended June 30, 2007, compared to the same period in 2006, was primarily due to:

•

lower Compensation and benefits as a result of the smaller workforce after certain employees accepted the early retirement incentive offered in the fourth quarter of 2006 and a reduction in force in the first quarter of 2007,

•	reduced Other operating expenses resulting from the cost-cutting measures initiated in 2006, and

•	lower master servicing fees for MPP that were renegotiated for the second quarter of 2007.

The decrease in Total other expense for the six months ended June 30, 2007, compared to the same period in 2006, was primarily due to:

•	reduced Other operating expenses from the cost-cutting measures initiated in 2006 that resulted in a smaller workforce, and

•	lower master servicing fees for MPP that were renegotiated for the second quarter of 2007.

These decreases were partially offset by increased Compensation and benefits in the first quarter of 2007 related to the early retirement incentive offered in the fourth quarter of 2006.

AHP and REFCORP Payments

Although the Federal Home Loan Banks are not subject to federal or state income taxes, the financial obligations of AHP contributions and REFCORP payments are statutorily required.

AHP. The Federal Home Loan Banks are required to contribute, in the aggregate, the greater of $100 million or 10% of their net earnings, before interest expense for mandatorily redeemable capital stock that is classified as debt, and after the REFCORP assessments to fund the AHP. The AHP expense for the three and six months ended June 30, 2007, was $3.08 million and $6.24 million, respectively, compared to $3.29 million and $6.90 million, respectively, for the same periods in 2006.

REFCORP. With the Financial Services Modernization Act of 1999, Congress established a fixed payment of 20% of Net Income after the AHP obligation as the REFCORP payment beginning in 2000 for each Federal Home Loan Bank. The law also calls for an adjustment to be made to the total number of REFCORP payments due in future years so that, on a present value basis, the combined REFCORP payments of all 12 Federal Home Loan Banks are equal in amount to what had been required under the previous calculation method. The 20% fixed percentage REFCORP rate applied to earnings resulted in expenses of $6.53 million and $13.16 million for the three and six months ended June 30, 2007, respectively, compared to $7.36 million and $15.41 million, respectively, for the same periods in 2006.

Business Segments

We manage our business by grouping the income and expenses from our products and services within two business segments:

•

Traditional Funding, Investments and Deposit Products which includes the effects of premium and discount amortization and the impact of net interest settlements related to interest rate exchange agreements, and interest income on Advances, investments (including MBS), and the borrowing costs related to those assets. It also includes the borrowing costs related to holding Deposit products for members and other miscellaneous borrowings as well as all other miscellaneous income and expense not associated with the MPP.

•

MPP which is derived primarily from the difference, or spread, between the net yield on mortgage loans, including the direct effects of premium and discount amortization in accordance with SFAS 91, and the borrowing costs related to those loans. Direct MPP expenses are also included.

The following tables set forth our financial performance by operating segment for the three and six months ended June 30, 2007, and 2006:

Traditional Funding, Investments and Deposit Products

($ amounts in thousands)

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2007	2006	2007	2006
Net Interest Income	$34,629	$39,690	$71,394	$79,584
Other income (loss)	(2,557)	(1,497)	(1,174)	(1,285)
Other expenses	8,528	9,826	20,065	19,838

Income Before Assessments	23,544	28,367	50,155	58,461

AHP	2,083	2,331	4,454	4,823
REFCORP	4,292	5,208	9,140	10,728

Total assessments	6,375	7,539	13,594	15,551

Net Income	$17,169	$20,828	$36,561	$42,910

The decrease in Net Income for TFIDP of $3.7 million for the three months ended June 30, 2007, compared to the same period in 2006, was primarily due to the following factors:

•

a decrease of $5.1 million in Net Interest Income resulting from narrower spreads on MBS that were caused by recent trends in market interest rates and an increase in Total interest expense due to a larger amount of Mandatorily redeemable capital stock, that is classified as a liability; and

•

a decrease in Other income (loss) of $1.1 million due to adjustments made in accordance with SFAS 133 that resulted in a decrease in the Net gain (loss) on derivatives and hedging activities, partially offset by an increase from the Net gain (loss) on trading security because the trading security was paid off.

These decreases were partially offset by:

•	a decrease in Other expenses of $1.3 million that is described in greater detail in “Other expense” herein; and

•	a decrease in Total assessments of $1.2 million that is consistent with the lower Income Before Assessments.

The decrease in Net Income for TFIDP of $6.3 million for the six months ended June 30, 2007, compared to the same period in 2006, was primarily due to a decrease of $8.2 million in Net Interest Income resulting from narrower spreads on MBS that were caused by recent trends in market interest rates and an increase in Total interest expense due to a larger amount of Mandatorily redeemable capital stock, that is classified as a liability. This decrease was partially offset by increased spreads on Advances and a decrease in Total assessments of $2.0 million that is consistent with the lower Income Before Assessments.

MPP

($ amounts in thousands)

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2007	2006	2007	2006
Net Interest Income	$12,905	$12,876	$23,506	$28,174
Other income (loss)	(64)	(213)	(114)	(725)
Other expenses	662	950	1,534	1,962

Income Before Assessments	12,179	11,713	21,858	25,487

AHP	994	956	1,784	2,080
REFCORP	2,237	2,151	4,015	4,681

Total assessments	3,231	3,107	5,799	6,761

Net Income	$8,948	$8,606	$16,059	$18,726

The increase in Net Income for MPP of $0.3 million for the three months ended June 30, 2007, compared to the same period in 2006, was primarily due to:

•

a decrease of $0.3 million in Other expenses resulting from lower master servicing fees for MPP that were renegotiated for the second quarter of 2007 and reduced Other operating expenses due to the cost-cutting measures initiated in 2006; and

•	an increase of $0.2 million in Other income (loss) due to adjustments made in accordance with SFAS 133 that resulted in an increase in the Net gain (loss) on derivatives and hedging activities.

The decrease in Net Income for MPP of $2.7 million for the six months ended June 30, 2007, compared to the same period in 2006, was primarily due to a decrease of $4.7 million in Net interest income that resulted from narrower spreads on MPP loans that were caused by recent trends in market interest rates, partially offset by the following factors:

•	an increase in Other income (loss) of $0.6 million due to adjustments made in accordance with SFAS 133 that resulted in an increase in the Net gain (loss) on derivatives and hedging activities

•

a decrease in Other expense of $0.4 million due to lower master servicing fees for MPP that were renegotiated for the second quarter of 2007 and reduced costs due to cost-cutting measures initiated in 2006; and

•	a decrease in Total assessments of $1.0 million that is consistent with the lower Income Before Assessments.

Analysis of Financial Condition

Advances

Advances at par decreased by $0.3 billion to $22.1 billion at June 30, 2007, compared to $22.4 billion at December 31, 2006. This was primarily caused by reduced demand for wholesale funding from one of our large members that resulted in a $1.9 billion decrease. This decrease was largely offset by increased demand for Advances from other members. In general, Advance balances fluctuate in accordance with our members’ funding needs related to their mortgage pipelines, investment opportunities and other balance sheet strategies.

We expect that Advances to bank and thrift members may continue to be challenging due to changes in the competitive landscape, the state of the economy and housing market in our district states of Indiana and Michigan, and the recent loss of some of our commercial bank members. However, Advances to insurance company members have increased and were equal to $2.0 billion, or 8.9% of total Advances, at June 30, 2007, compared to $0.9 billion, or 3.9% of total Advances, as of December 31, 2006.

A breakdown of Advances, at par value, by primary product line, as of June 30, 2007, and December 31, 2006, is provided below:

Advances by Product Line

($ amounts in thousands, at par)

	June 30, 2007		December 31, 2006
	$ amount	% of Total	$ amount	% of Total
Fixed-rate bullet	$14,745,493	66.5%	$15,740,064	70.4%
Putable	3,537,050	16.0%	3,662,050	16.4%
Fixed-rate amortizing	1,939,483	8.8%	1,459,027	6.5%
Adjustable (1)	1,461,084	6.6%	1,025,984	4.6%
Variable	462,485	2.1%	479,605	2.1%

Total Advances, at par value	$22,145,595	100.0%	$22,366,730	100.0%

(1)

Includes two outstanding Advances with a total par of $15 million modified (in accordance with Emerging Issues Task Force 01-07, Creditor’s Accounting for a Modification or Exchange of Debt Instruments) from Putable Advances to Adjustable Advances with $0.68 million, and $0.77 million in remaining deferred fees outstanding as of June 30, 2007, and December 31, 2006, respectively.

Short-term Investments

Our Short-term investments provide efficient utilization of capital and enhanced liquidity. As of June 30, 2007, Short-term investments totaled $10.3 billion, an increase of $2.6 billion from December 31, 2006, due to increases of $1.7 billion in Federal funds sold and $0.9 billion in Interest-bearing deposits in order to utilize balance sheet capacity and take advantage of investment opportunities.

Mortgage Loans Held for Portfolio, Net

We purchase mortgage loans from our members through our MPP. At June 30, 2007, after considering the effects of premiums, discounts, SFAS 133 basis adjustments, and allowances for credit losses on mortgage loans, we held $9.71 billion in mortgage loans purchased from our members, compared to $10.02 billion at December 31, 2006. We expect that our mortgage portfolio will continue to decrease due to the loss of several sources of new mortgage loans, the reduction of outstanding balances due to maturity or prepayment and our decision to concentrate on acquisitions from small- to mid-size members.

Some of the other factors that impact the volume of mortgage loans purchased through the MPP include the general level of housing activity in the U.S., the level of refinancing activity, and consumer product preferences. In accordance with our MPP policy for conventional loans, we purchase prime, fixed-rate, fixed-term mortgage loans.

The following table presents the composition of our outstanding purchased mortgage loans at June 30, 2007, and December 31, 2006:

Mortgage Loans held for Portfolio

($ amounts in thousands)

	June 30, 2007
	Medium- term(1)	Long-term(2)	Total
Unpaid principal balance	$1,489,919	$8,189,770	$9,679,689
Deferred net premium	7,021	4,048	11,069
Basis adjustments from terminated fair value hedges and loan commitments	(197)	22,913	22,716

Total mortgage loans held for portfolio	$1,496,743	$8,216,731	$9,713,474

	December 31, 2006
	Medium- term(1)	Long-term(2)	Total
Unpaid principal balance	$1,567,102	$8,418,418	$9,985,520
Deferred net premium	8,168	4,390	12,558
Basis adjustments from terminated fair value hedges and loan commitments	(216)	22,808	22,592

Total mortgage loans held for portfolio	$1,575,054	$8,445,616	$10,020,670

(1)	Medium-term is defined as an original term of 15 years or less.

(2)	Long-term is defined as an original term of 20-30 years.

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

Held-to-maturity Securities

Held-to-maturity securities were flat, equaling $6.55 billion at June 30, 2007, compared to $6.54 billion at December 31, 2006.

Held-to-maturity securities are evaluated for impairment on a quarterly basis, or more frequently if events or changes in circumstances indicate that these investments are impaired. We would record an impairment charge when a held-to-maturity security has experienced an other-than-temporary decline in fair value, or its cost may not be recoverable. At June 30, 2007, the estimated fair value of our Held-to-maturity securities was $6.39 billion, resulting in a net unrealized loss of $0.16 billion compared to an estimated fair value of $6.40 billion and a net unrealized loss of $0.14 billion at December 31, 2006. The net unrealized loss at both points in time was caused by increased interest rates. We reviewed our Held-to-maturity securities as of June 30, 2007, and have determined that all unrealized losses were temporary. Additionally, we have the ability and the intent to hold such investments to maturity, at which time the unrealized losses, if any, will be recovered.

During 2006, as part of our capital management process, we voluntarily repurchased $309.2 million of excess stock, including Mandatorily redeemable capital stock, held by our shareholders, in accordance with the provisions of the Bank’s Capital Plan. Due to this reduction in capital stock, our MBS portfolio temporarily exceeded the regulatory limit of three times our Total regulatory capital, consisting of Total capital plus Mandatorily redeemable capital stock. We were in compliance with the regulatory limit at the time we purchased our MBS, so we were not required to sell any of our MBS and were not considered to be out of compliance with the regulatory limit. However, we were precluded from purchasing additional MBS until the outstanding principal amount of our current holdings fell below three times our total regulatory capital. The balance of our MBS portfolio is now below the regulatory limit, and we are purchasing additional MBS within the regulatory limit described above.

Interest-Bearing Deposits

Interest-bearing deposits were $1.1 billion at June 30, 2007, an increase of $0.2 billion compared to $0.9 billion at December 31, 2006. These deposits represent a relatively small portion of our funding and they vary depending upon market factors such as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members’ investment preferences with respect to the maturity of their investments, collateral flows, and member liquidity.

Consolidated Obligations

At June 30, 2007, the carrying values of Discount Notes and CO Bonds issued on our behalf totaled $10.4 billion and $34.7 billion, respectively, compared to $10.5 billion and $32.8 billion, respectively, at December 31, 2006. The overall balance of our Consolidated Obligations fluctuates in relation to our Total Assets. For the six months ended June 30, 2007, the increase was primarily attributable to the increase in our Short-term investments, consisting of Interest-bearing deposits and Federal funds sold.

Derivatives

As of June 30, 2007, and December 31, 2006, we had derivative assets including accrued interest with market values of $168.5 million and $99.5 million, respectively, and derivative liabilities including accrued interest with market values of $33.8 million and $63.4 million, respectively. These differences reflect the impact of interest rate changes that affected the market value of our derivatives. We record all derivative financial instruments on the Statement of Condition at their fair value with changes in the fair value of all derivatives recorded through earnings.

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

Capital

Total capital increased to $2.063 billion at June 30, 2007, compared to $1.955 billion at December 31, 2006. The following table presents the components of this $108.0 million increase:

	Capital Stock	Retained Earnings	Other Comprehensive Income	Total
Balance at December 31, 2006	$1,793,512	$166,622	$(5,420)	$1,954,714
Reclassification to Mandatorily redeemable capital stock related to membership withdrawal	(11,987)			(11,987)
Proceeds from the sale of capital stock	112,188			112,188
Net Income		52,620		52,620
Mandatorily redeemable capital stock distributions		(72)		(72)
Dividends paid		(43,702)		(43,702)
Other			(1,081)	(1,081)

Balance at June 30, 2007	$1,893,713	$175,468	$(6,501)	$2,062,680

Total Regulatory Capital

Our total regulatory capital consists of Retained earnings, Class B stock, and Mandatorily redeemable capital stock. Mandatorily redeemable capital stock is classified as a liability according to GAAP on our Statement of Condition. As of June 30, 2007, $732.2 million or 36% of our total regulatory capital stock balance was comprised of stock not required as a condition of membership or to support services to members, compared to $618.6 million or 32% at December 31, 2006. The increase of $113.6 million in excess stock was primarily due to the decrease in Advances to one large member as described in “Advances” herein. In general, the level of excess stock fluctuates with our members’ demand for Advances.

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

Retained Earnings

Retained earnings equaled $175.5 million at June 30, 2007, an increase of $8.8 million compared to December 31, 2006. The following table quantifies the net change in Retained earnings:

Net Income versus Dividends Paid

($ amounts in thousands)

	For the Six Months ended June 30,
	2007	2006
Net Income	$52,620	$61,636
Dividends paid	(43,702)	(52,356)
Mandatorily redeemable capital stock distributions	(72)	(28)

Change in Retained earnings	$8,846	$9,252

Our Retained Earnings Policy established guidelines for our board to use in determining the amount of earnings to retain. These guidelines include, but are not limited to: (i) a Retained earnings target that is comprised of market, credit, operations and accounting risk components; (ii) the impact on our members; and, (iii) the stability of stock and membership levels. The Retained earnings target reflects a minimum Retained earnings balance after the quarterly dividend is paid. At June 30, 2007, the Retained earnings target was $122.3 million. In addition, our board may establish an additional supplemental allowance to provide further protection from unusual adverse events. Our board has determined this amount to be 10% of the retained earnings target. Our board also considers other market-value based measures to determine the appropriate level of Retained earnings and this is reviewed on a quarterly basis. The Retained earnings balance at June 30, 2007, adjusted for the second quarter dividend of $21.1 million that was declared in July 2007, was $154.4 million.

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

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity are short-term investments and the issuance of new COs in the form of CO Bonds and Discount Notes. See “Business – Funding Sources” in our 2006 Annual Report on Form 10-K, for a detailed discussion of our COs and the joint and several liability of all of the Federal Home Loan Banks for these COs. COs enjoy favorable status as GSE-issued debt; however, they are not obligations of the United States government, and the United States government does not guarantee them. As of July 31, 2007, the COs were rated Aaa/P-1 by Moody’s and AAA/A-1+ by S&P, reflecting the likelihood of timely payment of principal and interest on the COs. Their GSE-issuer status and these ratings have historically provided excellent access to the capital markets for the Federal Home Loan Banks. In addition, under certain circumstances, the U.S. Treasury may acquire up to $4 billion of the Federal Home Loan Banks’ COs, which would offer additional liquidity to the Federal Home Loan Banks, if needed. See “Risk Factors – Our Credit Rating Could be Lowered” in our 2006 Annual Report on Form 10-K, for a discussion of events that could have a negative impact on the rating of these COs.

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

Our cash and short-term investment portfolio, which includes Federal funds sold and Interest-bearing deposits, totaled $10.4 billion at June 30, 2007, compared to $7.7 billion at December 31, 2006. The maturities of these short-term investments provide cash flows to support our ongoing liquidity needs.

Capital Resources

The following table presents minimum capital ratios, permanent and risk-based capital requirement amounts, and various leverage ratios as of June 30, 2007, and December 31, 2006:

Regulatory Capital Requirements

($ amounts in thousands)

	As of June 30, 2007	As of December 31, 2006
Minimum regulatory capital ratio requirement	4.00%	4.00%
Minimum regulatory capital requirement	$1,957,701	$1,874,756
Actual regulatory capital ratio (1)	4.56%	4.51%
Permanent capital (2)	$2,232,429	$2,111,466
Risk-based capital requirement	$466,664	$522,073
Minimum regulatory leverage ratio	5.00%	5.00%
Minimum regulatory leverage capital requirement	$2,447,126	$2,343,445
Actual regulatory leverage ratio	6.84%	6.76%
Actual regulatory leverage capital	$3,348,644	$3,167,199

(1)	The regulatory capital ratio is calculated by dividing permanent capital by Total assets.

(2)	Permanent capital is defined as Retained earnings, Class B Stock, and Mandatorily redeemable capital stock.

Mandatorily Redeemable Capital Stock

At June 30, 2007, we had $163.2 million in capital stock subject to mandatory redemption from 15 former members, compared to $151.3 million in capital stock subject to mandatory redemption from 14 former members at December 31, 2006.

In addition to the Mandatorily redeemable capital stock, we had $45.1 million of excess stock subject to redemption requests outstanding from six members at June 30, 2007, and December 31, 2006. Excess stock redemption requests are not subject to reclassification from equity to liability, as the requesting member may revoke its request at any time, without penalty, throughout the five-year waiting period, and the amount ultimately redeemed, if any, is contingent on the member meeting various stock requirements on the redemption date. These requests are not considered substantive in nature, and, therefore, these amounts are not classified as a liability.

The following table shows the amount of all pending capital redemption requests received from members by year of redemption at June 30, 2007, and December 31, 2006 ($ amounts in thousands):

Contractual Year of Redemption	June 30, 2007	December 31, 2006
Due in 1 year or less	$—	$—
Due after 1 years through 2 years	9,643	4,643
Due after 2 years through 3 years	7,070	8,748
Due after 3 years through 4 years	53,934	3,883
Due after 4 years through 5 years	137,626	179,011

Total	$208,273	$196,285

Capital Distributions

We may, but are not required to, pay dividends on our stock. Dividends may be paid in cash or Class B Stock out of current and previously Retained earnings, as authorized by our board, and subject to Finance Board regulations. In December 2006, the Finance Board issued a rule that prohibits a Federal Home Loan

Bank from issuing new excess stock if the amount of excess stock outstanding exceeds one percent of the Bank’s Total assets. Therefore, we are not currently permitted to pay stock dividends because our excess stock balance at June 30, 2007, of $732.2 million exceeded one percent of our Total assets by $242.8 million and was equal to 1.50% of our Total assets.

Cash dividends on Class B-1 Stock were paid at an annualized rate of 4.50% and 5.00% during the second quarters of 2007 and 2006, respectively. On July 16, 2007, we declared a cash dividend on our Class B-1 stock of 4.50% (annualized) based on our results for the second quarter of 2007. On July 14, 2006, we declared a cash dividend on our Class B-1 stock of 4.50% (annualized), based on our results for the second quarter of 2006. Future dividends will be determined based on income earned each quarter, our Retained earnings policy, and capital management considerations.

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

SFAS 157. On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). In defining fair value, SFAS 157 retains the exchange price notion in earlier definitions of fair value. However, the definition focuses on the price that would be received to sell an asset or paid to transfer a liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 applies whenever other accounting pronouncements require or permit fair value measurements. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 also establishes a fair value hierarchy that prioritizes the information used to develop assumptions used to determine the exit price. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008, for the Bank), and interim periods within those fiscal years. We expect that the implementation of SFAS 157 will not have a material effect on our results of operations and financial condition.

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

Regulatory Developments

New Regulation on Appointive Directors

On April 2, 2007, the Finance Board published a proposed rule to clarify the types of financial interests that an appointive director may own in a Bank member. The rule was adopted in June and was effective on July 19, 2007. The rule is not anticipated to have a significant impact on us or our ability to obtain qualified individuals to serve as appointive directors to our board.

New Guidance on Mortgage Loan Products

The Finance Board has advised the Federal Home Loan Banks that they must adopt policies and procedures to analyze and limit certain types of nontraditional or subprime loans that serve as collateral for Advances or that underlie the MBS purchased by the Federal Home Loan Banks as investments. Further, such loans may not be purchased as part of the MPP. Compliance with this guidance was required by June 30, 2007. It is anticipated that the initial verification and ongoing compliance with this guidance will result in increased operating expenses, but it is not yet possible to determine if those increases will be significant. Our board adopted a Subprime and Nontraditional Residential Mortgage Loan Policy on June 14, 2007, which is applicable to our collateral and investment portfolio and to the MPP. See “Risk Management – Credit Risk Management” below for additional information.

Risk Management

We have the potential for exposure to a number of risks in pursuing our business objectives. One primary risk, market risk, is discussed in detail below under “Quantitative and Qualitative Disclosures about Market Risk.” Other critical risks may be broadly classified as credit, liquidity, operational, and business. A detailed discussion of the policies and practices that have been established to manage these risk positions can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in our 2006 Annual Report on Form 10-K.

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

Our board adopted a Subprime and Nontraditional Mortgage Loan Policy on June 14, 2007, that establishes guidelines for managing the potential credit risks associated with any subprime or nontraditional loans in our collateral and investment portfolio or the MPP. At this time, we are well within the thresholds established by the new policy and do not consider any potential exposure to be material to our financial condition.

Advances. We have never experienced a credit loss on an Advance to a member in our 75 years of existence. We manage our exposure to credit risk on Advances through a combined approach that provides ongoing review of the financial condition of our borrowers coupled with a conservative collateral policy. Protection is provided via thorough underwriting and collateralization before Advances are issued. Quarterly or annual credit analyses are performed on existing borrowers, with the frequency depending primarily on the financial condition of the borrower and/or the amount of our credit products outstanding.

Credit risk can be magnified if the lender concentrates its portfolio in a few borrowers. Because of our limited territory, Indiana and Michigan, and because of continuing consolidation among the financial institutions that comprise the members of the 12 Federal Home Loan Banks, we have only a limited pool of large borrowers. As of June 30, 2007, our top two borrowers held 39.9% of total Advances outstanding, at par. See “Highlights of our Operating Results for the Three and Six Months Ended June 30, 2007” herein for information regarding the potential loss of one of these members. Because of this concentration in Advances, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we analyze the implications to our financial management and profitability if we were to lose the business of one or more of these customers.

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

Investments. We are also exposed to credit risk through our investment portfolios. The Risk Management Policy (“RMP”) approved by our board restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The short-term investment portfolio represents unsecured credit. Therefore, counterparty ratings, performance, and capital adequacy are monitored on a daily basis in an effort to mitigate unsecured credit risk on the short-term investments. Our long-term investments consist of residential MBS, commercial MBS and asset-backed securities (“ABS”). We primarily hold AAA-rated (private-issue and GSE-issued) collateralized mortgage obligations and pass-throughs. All of our MBS and ABS are rated AAA by S&P or Moody’s, except for an ABS bond with a book value of $28.9 million that was downgraded to AA on April 3, 2006.

MPP. We are exposed to credit risk on loans purchased from members through the MPP. In the MPP, we establish an LRA for each pool of conventional loans purchased that is funded over time from the monthly interest payment on the mortgages in that pool, and is recorded as an increase to Other liabilities in the Statement of Condition. These funds are available to cover losses in excess of the borrower’s equity and primary mortgage insurance, if any, on the conventional loans we have purchased.

Our outstanding loans, non-accrual loans, and loans 90 days or more past due and accruing interest as of June 30, 2007, and December 31, 2006, are as follows:

Loan Portfolio Analysis

($ amounts in thousands)

	June 30, 2007	December 31, 2006
Real estate mortgages	$9,713,474	$10,020,670
Non-accrual loan participations (1)	1	1
Real estate mortgages past due 90 days or more and still accruing interest(2)	57,730	48,842

(1)	Non-accrual loans include our residual participation in conventional loans not part of the MPP.

(2)	Interest on MPP is advanced by the servicer based upon scheduled principal and interest payments and therefore will not reflect the actual shortfall associated with non-accruing loans because, under this arrangement, our servicers remit payments to us as scheduled whether or not payment is received from the borrower. Although we began offering an actual/actual remittance option on June 1, 2006, it has not yet had an effect on the shortfall. Under actual/actual servicing agreements, the servicers remit payments only as they are received from the borrowers. The monthly delinquency information reported as of quarter end is provided by the servicer through the master servicer one month after the actual mortgage loan balance activity.

The total amount of interest income recognized and the total amount of interest received on real estate mortgages during the three and six months ended June 30, 2007, and 2006, is presented in the table below ($ amounts in thousands):

	Three Months ended June,		Six Months ended June 30,
	2007	2006	2007	2006
Interest contractually due during the period	$130,111	$130,077	$262,436	$255,933
Interest actually received during the period	130,111	130,077	262,436	255,933

Shortfall(1)	$—	$—	$—	$—

(1)	Interest on MPP is advanced by the servicer based upon scheduled principal and interest payments and therefore will not reflect the actual shortfall associated with non-accruing loans because, under this arrangement, our servicers remit payments to us as scheduled whether or not payment is received from the borrower. Although we began offering an actual/actual remittance option on June 1, 2006, it has not yet had an effect on the shortfall. Under actual/actual servicing agreements, the servicers remit payments only as they are received from the borrowers. The monthly delinquency information reported as of quarter end is provided by the servicer through the master servicer one month after the actual mortgage loan balance activity.

An analysis of real estate mortgages past due 90 days or more and still accruing interest and the percentage of those loans to the total real estate mortgages outstanding as of June 30, 2007, and December 31, 2006, follows:

Real Estate Mortgages Past Due 90 Days or More

($ amounts in thousands)

	As of June 30, 2007	As of December 31, 2006
Total Conventional mortgage loan delinquencies	$23,186	$19,386
Total Conventional mortgage loans outstanding, at par	$8,822,907	$9,063,259
Percentage of delinquent conventional loans	0.26%	0.21%
Total FHA mortgage loan delinquencies	$34,544	$29,456
Total FHA mortgage loans outstanding, at par	$856,782	$922,261
Percentage of delinquent mortgage loans	4.03%	3.19%
Total mortgage loan delinquencies	$57,730	$48,842
Total mortgage loans outstanding, at par	$9,679,689	$9,985,520
Percentage of delinquent mortgage loans	0.60%	0.49%

The 90 day delinquency ratio for conventional mortgages has increased from 0.21% to 0.26% during the first six months of 2007. It is typical for mortgage delinquencies to increase during the first few years of a loan’s life. Since our portfolio contains relatively new loans, the delinquency ratio is increasing as the loans age.

For government-insured mortgages, the delinquency rate is generally higher than for the conventional mortgages held in our portfolio. We rely on government insurance, which generally provides a 100% guarantee, as well as quality control processes, to maintain the credit quality of this portfolio.

Although we have had no loan charge-offs in the first six months of 2007, our policy is to charge-off a loan against our loan loss reserve, if any, when, after foreclosure, the liquidation value of the real estate collateral plus credit enhancements does not cover our mortgage loan balance outstanding, or when an estimated or known loss exists. A loss contingency will be recorded when, in management’s judgment, it is probable that impairment has occurred and the amount of loss can be reasonably estimated. Probable impairment is defined as the point at which we estimate, using current information and events, that we will be unable to collect all principal and interest contractually due.

There was no allowance for credit losses on real estate mortgage loans as of and for the six months ended June 30, 2007, and 2006, or as of December 31, 2006.

In addition to the LRAs, we have credit protection from loss on each loan, where eligible, through SMI, which provides sufficient insurance to cover credit losses to approximately 50% of the property’s original value (subject, in certain cases, to an aggregate stop-loss provision in the SMI policy). We will absorb losses beyond that level. Taken together, the LRA and the SMI provide credit enhancement on the pools of loans we purchased. Credit enhancement fees as of and for the six months ended June 30, 2007, and 2006, are presented below:

Credit Enhancement Fees

($ amounts in thousands)

	For the Six Months ended June 30,
	2007	2006
Average conventional MPP loans outstanding	$8,973,801	$8,745,828

LRA fees	3,282	3,214
SMI fees	3,789	3,795

Total Credit Enhancement fees	$7,071	$7,009

Enhancement fees as a % of average conventional MPP loans outstanding	0.16%	0.16%

Loans in the MPP are dispersed geographically, as shown in the following table:

Geographic Concentration of MPP Loans (1)(2)

	June 30, 2007	December 31, 2006
Midwest	32.3%	31.4%
Northeast	11.6%	11.7%
Southeast	21.0%	21.3%
Southwest	22.0%	22.3%
West	13.1%	13.3%

Total	100.0%	100.0%

(1)	Percentages calculated based on the unpaid principal balance at the end of each period.

(2)	Midwest includes IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI.

Northeast includes CT, DE, MA, ME, NH, NJ, NY, PA, RI, VI and VT.

Southeast includes AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV.

Southwest includes AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT.

West includes AK, CA, HI, ID, MT, NV, OR, WA, and WY.

The MPP mortgage loans held for portfolio are dispersed across all fifty states, the District of Columbia and the U.S. Virgin Islands. No single zip code represented more than 1% of MPP loans outstanding at June 30, 2007, or December 31, 2006. It is likely that the concentration of MPP loans in our district states of Indiana and Michigan will increase in the future due to the loss of our three largest sellers because those three sellers were our greatest sources of nationwide mortgages. The median size of an outstanding MPP loan was approximately $139,000 at June 30, 2007, and December 31, 2006.

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

The following tables summarize key information on derivative counterparties and provide information on a trade date basis as of June 30, 2007, and December 31, 2006, respectively:

Derivative Agreements

Counterparty Ratings

June 30, 2007

($ amounts in thousands)

S&P Rating	Number of Counterparties	Notional Principal	Percentage of Notional Principal	Credit Exposure Before Collateral	Credit Exposure Net of Collateral
AAA	2	$1,385,200	4.2%	$5,595	$5,595
AA+, AA, AA-	17	25,755,240	78.6%	128,299	51,466
A+, A, A-	5	5,585,700	17.1%	34,601	4,244

Total	24	32,726,140	99.9%	168,495	61,305
Others	1	43,451	0.1%	32	32

Total derivative notional and credit exposure	25	$32,769,591	100.0%	$168,527	$61,337

Derivative Agreements

Counterparty Ratings

December 31, 2006

($ amounts in thousands)

S&P Rating	Number of Counterparties	Notional Principal	Percentage of Notional Principal	Credit Exposure Before Collateral	Credit Exposure Net of Collateral
AAA	3	$2,307,050	7.2%	$2,421	$2,421
AA+, AA, AA-	17	23,348,711	72.6%	89,436	35,073
A+, A, A-	5	6,195,350	19.2%	6,775	1,041

Total	25	31,851,111	99.0%	98,632	38,535
Others	7	307,922	1.0%	850	850

Total derivative notional and credit exposure	32	$32,159,033	100.0%	$99,482	$39,385

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

We have significant investments in MPP loans, MBS, and ABS. The prepayment options embedded in mortgages can result in extensions or contractions in the expected weighted average life of these investments, depending on changes in interest rates. We primarily manage the interest rate and prepayment risk associated with mortgages through debt issuance, which includes both callable and non-callable debt, and, occasionally, derivatives.

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

Measuring Market Risks

We utilize multiple risk measurement methodologies to calculate potential market exposure that include measuring duration, duration gaps, convexity, value at risk, market risk metric (one-month VAR), earnings at risk and changes in market value of equity. Periodically, stress tests are conducted to measure and analyze the effects that extreme movements in the level of interest rates and the slope of the yield curve would have on our risk position.

Types of Key Market Risks

Market risk can occur due to various factors, such as:

•	LIBOR Curve – represents changes (parallel and non-parallel) to the LIBOR curve.

•

Basis between LIBOR and CO Curves – represents the relative change in interest rate movement between these two curves. Our mortgage assets are sensitive to the LIBOR curve, among other things, and the mortgage liabilities, primarily CO Bonds, are sensitive to the CO curve. Thus, a relative change in interest rate movement of the LIBOR and CO curves will cause a change in market value and a change in the duration of equity. For the non-mortgage portfolio, this is manifested by change in the funding spread (e.g., swapped debt spread).

•	Volatility – represents a market value change due to changes in the volatility of mortgage assets (short volatility) and callable debt (long volatility).

•

Option-adjusted spread – represents market value changes due to changes in mortgage option -adjusted spread. Option-adjusted spread changes due to supply and demand of mortgages in the market. Widening of option-adjusted spread reduces the market value of existing mortgages, while tightening of option-adjusted spread tends to increase this market value.

•	Prepayment risk – primarily arises due to interest rate changes and the characteristics of mortgages and is captured via the prepayment model.

Duration of Equity

Duration of equity is a measure of interest rate risk. It represents the percentage change in market value of our equity for a one percent parallel shift in the interest rate curves. We value our portfolios using two main interest rate curves, the LIBOR curve and the CO curve. The effective duration of each asset, liability, and off balance sheet position is computed independently to determine our duration of equity.

Duration of equity is a primary metric used to manage our market risk exposure. Our board determines acceptable ranges for duration of equity. The following table summarizes the duration of equity levels for our total position:

Effective Duration of Equity Scenarios

	-200 bps	0 bps	+200 bps

June 30, 2007	-3.07 years	4.07 years	1.78 years
December 31, 2006	-5.50 years	4.48 years	4.36 years

We were in compliance with the duration of equity limits established in the RMP that was effective at both of the above points in time.

Duration Gap

The duration gap is the difference between the effective duration of total assets and the effective duration of total liabilities, adjusted for the effect of derivatives. Duration gap is a measure of the extent to which estimated cash flows for assets and liabilities are matched. A positive duration gap signals an exposure to rising interest rates because it indicates that the duration of assets exceeds the duration of liabilities. A negative duration gap signals an exposure to declining interest rates because the duration of assets is less than the duration of liabilities. The table below provides recent period-end duration gaps:

Duration Gap

June 30, 2007	+1.3 months
December 31, 2006	+1.6 months

Convexity

Convexity measures how fast duration changes as a function of interest rate changes. Measurement of convexity is important because of the optionality embedded in the mortgage and callable debt portfolios. The mortgage portfolios exhibit negative convexity due to the embedded prepayment options. The negative convexity on the mortgage asset is mitigated by the negative convexity of underlying callable debt. Convexity is routinely reviewed by management and used in developing funding and hedging strategies for acquisition of mortgage-based assets. A primary strategy for managing convexity risk arising from our mortgage portfolio is the issuance of callable debt. At June 30, 2007, callable debt funding mortgage assets as a percentage of the net mortgage portfolio equaled 62.0%, compared to 59.0% at the end of 2006.

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

MRBC is primarily based upon historical simulation methodology. The estimation incorporates scenarios that reflect interest rate shifts, interest rate volatility, and changes in the shape of the yield curve. These observations are based on historical information from 1978 to the present. In our application, MRBC is defined as the potential dollar loss from adverse market movements, measured over 120-business day time periods, with a 99.0% confidence interval, based on these historical prices and market rates. MRBC estimates as of June 30, 2007, and December 31, 2006, are presented below:

Value at Risk

Actual
June 30, 2007	$202 million
December 31, 2006	$245 million

Changes in Market Value of Equity between the Base Case and Shift Scenarios

We measure potential changes in the market value of equity based on the current month-end level of rates versus the market value of equity under large parallel rate shifts. This measurement provides information related to the sensitivity of our interest rate position:

Change in Market Value of Equity from Base Rates

	-200 bps	+200 bps
June 30, 2007	+7.5%	-5.3%
December 31, 2006	+0.6%	-9.2%

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

The volume of derivative hedges is often expressed in terms of notional principal, which is the amount upon which interest payments are calculated. The following table highlights the notional amounts by type of derivative agreement as of June 30, 2007, and December 31, 2006:

Types of Derivative Agreements

By Notional Principal

($ amounts in thousands)

	June 30, 2007	December 31, 2006
Debt swaps
Bullet	$6,288,620	$5,869,975
Callable	8,402,370	6,497,870
Complex	3,273,080	4,385,080
Advances swaps
Bullet	11,074,645	11,270,016
Putable	3,534,550	3,659,550
Complex	1,000	4,000
MBS swaps	1,875	2,110
TBA hedges	21,100	309,525
Mandatory delivery commitments	22,351	10,907
Swaptions	150,000	150,000

Total	$32,769,591	$32,159,033

The above table includes interest rate swaps, TBA MBS hedges, mandatory delivery commitments and swaptions. Complex swaps include, but are not limited to, step-up and range bonds. The level of different types of derivatives is contingent upon and tends to vary with, balance sheet size, Advances demand, MPP purchase activity, and CO issuance levels.

The table below presents derivative instruments by hedged instrument as of June 30, 2007, and December 31, 2006:

Derivative Instruments by Hedged Instrument

Accrued Interest Excluded from the Fair Value

($ amounts in thousands)

	As of June 30, 2007		As of December 31, 2006
	Total Notional	Estimated Fair Value	Total Notional	Estimated Fair Value
Advances
Fair value hedges	$14,609,195	$174,280	$14,930,566	$97,607
Economic hedges	1,000	(1)	3,000	4

Total	14,610,195	174,279	14,933,566	97,611

Investments
Economic hedges	1,875	(38)	2,110	(37)

Total	1,875	(38)	2,110	(37)

MPP loans
Fair value hedges	—	—	298,425	776
Economic hedges	171,100	(49)	161,100	36
Economic (stand-alone delivery commitments)	22,351	(15)	10,907	(36)

Total	193,451	(64)	470,432	776

COs-Bonds
Fair value hedges	17,864,070	(130,293)	16,552,925	(139,625)
Economic hedges	100,000	(1,760)	200,000	(425)

Total	17,964,070	(132,053)	16,752,925	(140,050)

Total notional and fair value	$32,769,591	$42,124	$32,159,033	$(41,700)

Total derivatives excluding accrued interest		$42,124		$(41,700)
Accrued interest, net		92,601		77,812

Net derivative balance		$134,725		$36,112

Net derivative asset balance		$168,527		$99,482
Net derivative liability balance		(33,802)		(63,370)

Net derivative balance		$134,725		$36,112

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our President – Chief Executive Officer and our Senior Vice President, Acting Chief Accounting Officer, has evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2007. Based upon their evaluation, they concluded that, as of June 30, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Internal Controls over Financial Reporting

During the quarter ended June 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

3.1*	Organization Certificate of the Federal Home Loan Bank of Indianapolis, incorporated by reference to our Registration Statement on Form 10 filed with the SEC on February 14, 2006 (Commission File No. 000-51404)

3.2*	Bylaws of the Federal Home Loan Bank of Indianapolis, incorporated by reference to our Registration Statement on Form 10 filed with the SEC on February 14, 2006 (Commission File No. 000-51404)

4*	Capital Plan of the Federal Home Loan Bank of Indianapolis, incorporated by reference to our Registration Statement on Form 10 filed with the SEC on February 14, 2006 (Commission File No. 000-51404)

10.1*	Federal Home Loan Bank of Indianapolis 2007 Executive Incentive Compensation Plan incorporated by reference to our Annual Report on Form 10-K filed on March 30, 2007

10.2*	Federal Home Loan Bank of Indianapolis Supplemental Executive Thrift Plan (with trust), as amended, incorporated by reference to our Quarterly Report on Form 10-Q filed on September 29, 2006 incorporated by reference to our Annual Report on Form 10-K filed on March 30, 2007

10.3*	Federal Home Loan Bank of Indianapolis Supplemental Executive Retirement Plan (with trust), as amended, incorporated by reference to our Quarterly Report on Form 10-Q filed on September 29, 2006 incorporated by reference to our Annual Report on Form 10-K filed on March 30, 2007

10.4*	Directors’ Deferred Compensation Plan (with trust), as amended, incorporated by reference to our Quarterly Report on Form 10-Q filed on September 29, 2006 incorporated by reference to our Annual Report on Form 10-K filed on March 30, 2007

10.5*	Directors’ Fee Policy effective January 2007 incorporated by reference to our Annual Report on Form 10-K filed on March 30, 2007

10.6*	Form of Key Employee Severance Agreement for Executive Officers incorporated by reference to our Annual Report on Form 10-K filed on March 30, 2007

14.1*	Code of Conduct for Directors, Officers, Employees and Advisory Council Members, effective March 16, 2007 incorporated by reference to our Annual Report on Form 10-K filed on March 30, 2007

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President – Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Senior Vice President – Acting Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	These documents are incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2007.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

By:	/s/ MILTON J. MILLER II
Name:	Milton J. Miller II
Title:	President – Chief Executive Officer

By:	/s/ PAUL J. WEAVER
Name:	Paul J. Weaver
Title:	Senior Vice President – Acting Chief Accounting Officer