Form 10-Q
period 2007-09-30
Federal Home Loan Bank of Indianapolis
filed 2007-11-13
CIK 1331754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

☐   Yes      ☒   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of October 31, 2007
Class B Stock, par value $100	21,237,055

Federal Home Loan Bank of Indianapolis

Form 10-Q

As used in this Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “FHLBI,” and the “Bank” refer to the Federal Home Loan Bank of Indianapolis.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Federal Home Loan Bank of Indianapolis

Statements of Condition

(In thousands, except par value)	September 30, 2007 (Unaudited)	December 31, 2006 (Audited)
Assets
Cash and due from banks	$15,519	$15,022
Interest-bearing deposits, members and non-members	2,477,000	394,081
Federal funds sold, members and non-members	10,420,000	7,324,000
Held-to-maturity securities (a), members and non-members	6,676,653	6,544,392
Advances to members (Note 3)	24,170,125	22,282,257
Mortgage loans held for portfolio, net (Note 4)	9,521,926	10,020,670
Accrued interest receivable	157,113	136,309
Premises, software, and equipment, net	9,715	10,584
Derivative assets (Note 10)	70,544	99,482
Other assets	31,714	42,107

Total assets	$53,550,309	$46,868,904

Liabilities and Capital
Deposits (Note 5)
Interest-bearing deposits	$663,109	$907,718
Non-interest-bearing deposits	6,241	12,225

Total deposits	669,350	919,943

Consolidated obligations, net (Note 6)
Discount notes	15,966,504	10,470,607
Bonds	33,912,297	32,843,983

Total consolidated obligations, net	49,878,801	43,314,590

Accrued interest payable	458,797	383,627
Affordable Housing Program	27,855	26,366
Payable to REFCORP	7,906	6,838
Derivative liabilities (Note 10)	63,401	63,370
Mandatorily redeemable capital stock	163,471	151,332
Other liabilities	159,585	48,124

Total liabilities	51,429,166	44,914,190

Commitments and contingencies (Note 7,8, 10, 11, and 12)
Capital (Note 7)
Capital stock-Class B-1 putable ($100 par value) issued and outstanding shares: 19,415, and 17,935, respectively	1,941,491	1,793,511
Capital stock-Class B-2 putable ($100 par value) issued and outstanding shares: .01 and .01, respectively	1	1

Total capital stock-Class B-1 and B-2 putable ($100 par value) issued and outstanding shares: 19,415.01 and 17,935.01, respectively	1,941,492	1,793,512
Retained earnings	185,985	166,622
Accumulated other comprehensive income (loss)	(6,334)	(5,420)

Total capital	2,121,143	1,954,714

Total liabilities and capital	$53,550,309	$46,868,904

(a)	Fair values: $6,576,549 and $6,403,454 at September 30, 2007, and December 31, 2006, respectively.

The accompanying notes are an integral part of these unaudited financial statements.

Federal Home Loan Bank of Indianapolis

Statements of Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006
Interest Income
Advances to members	$319,993	$307,405	$919,667	$869,711
Prepayment fees on Advances, net	87	—	1,917	338
Interest-bearing deposits, members and non-members	25,769	14,494	48,972	39,708
Federal funds sold, members and non-members	126,817	100,120	339,458	238,401
Trading security	—	212	—	1,305
Held-to-maturity securities, members and non-members	77,257	80,854	224,827	233,137
Mortgage loans held for portfolio	125,612	126,093	387,980	381,929
Loans to other Federal Home Loan Banks	77	7	92	14

Total interest income	675,612	629,185	1,922,913	1,764,543

Interest Expense
Discount notes	165,098	129,303	458,338	318,424
Consolidated obligation bonds	447,283	435,212	1,277,064	1,246,066
Deposits	9,946	15,255	35,803	42,334
Borrowings from other Federal Home Loan Banks	1	31	1	38
Mandatorily redeemable capital stock	1,844	926	5,367	1,413
Other borrowings	2	43	2	95

Total interest expense	624,174	580,770	1,776,575	1,608,370

Net Interest Income	51,438	48,415	146,338	156,173

Other Income (Loss)
Service fees	344	356	1,021	1,048
Net gain (loss) on trading security	—	(134)	—	(746)
Net gain (loss) on derivatives and hedging activities	498	(324)	(2,185)	(3,208)
Other, net	364	408	1,082	1,202

Total other income (loss)	1,206	306	(82)	(1,704)

Other Expense
Compensation and benefits	6,056	5,883	20,669	19,657
Other operating expenses	2,220	2,151	6,666	7,494
Finance Board	409	450	1,225	1,351
Office of Finance	329	309	1,119	993
Other	382	540	1,316	1,638

Total other expense	9,396	9,333	30,995	31,133

Income Before Assessments	43,248	39,388	115,261	123,336

Affordable Housing Program	3,719	3,309	9,957	10,212
REFCORP	7,906	7,216	21,061	22,625

Total assessments	11,625	10,525	31,018	32,837

Net Income	$31,623	$28,863	$84,243	$90,499

The accompanying notes are an integral part of these unaudited financial statements.

Federal Home Loan Bank of Indianapolis

Statements of Capital

(Unaudited)

	Capital Stock Class B-1 Putable		Capital Stock Class B-2 Putable		Retained Earnings	Accumulated Other Comprehensive Income	Total Capital
(In thousands)	Shares	Par Value	Shares	Par Value
Balance, December 31, 2005 (audited)	21,564	$2,156,426	—	$—	$149,014	$(2,207)	$2,303,233
Proceeds from sale of capital stock	378	37,807	—	—			37,807
Repurchase/redemption of capital stock	(1,736)	(173,657)	—	—			(173,657)
Net shares reclassified to mandatorily redeemable capital stock	(1,111)	(111,054)	—	—			(111,054)
Comprehensive income
Net Income					90,499	—	90,499

Total comprehensive income					90,499	—	90,499

Mandatorily redeemable capital stock distributions					(373)		(373)
Dividends on capital stock
Cash (4.75%)					(76,679)		(76,679)

Balance, September 30, 2006	19,095	$1,909,522	—	$—	$162,461	$(2,207)	$2,069,776

	Capital Stock Class B-1 Putable		Capital Stock Class B-2 Putable		Retained Earnings	Accumulated Other Comprehensive Income	Capital
(In thousands)	Shares	Par Value	Shares	Par Value
Balance, December 31, 2006 (audited)	17,935	$1,793,511	—	$1	$166,622	$(5,420)	$1,954,714
Proceeds from sale of capital stock	1,603	160,252	—	—			160,252
Net shares reclassified to mandatorily redeemable capital stock	(123)	(12,272)	—	—			(12,272)
Comprehensive income
Net Income					84,243	—	84,243
Pension and postretirement plans					—	(914)	(914)

Total comprehensive income					84,243	(914)	83,329

Mandatorily redeemable capital stock distributions					(74)		(74)
Dividends on capital stock
Cash (4.67%)					(64,806)		(64,806)

Balance, September 30, 2007	19,415	$1,941,491	—	$1	$185,985	$(6,334)	$2,121,143

The accompanying notes are an integral part of these unaudited financial statements.

Federal Home Loan Bank of Indianapolis

Statements of Capital

(Unaudited)

	Capital Stock Class B-1 Putable		Capital Stock Class B-2 Putable		Retained Earnings	Accumulated Other Comprehensive Income	Total Capital
(In thousands)	Shares	Par Value	Shares	Par Value
Balance, July 1, 2006	21,733	$2,173,298	—	$—	$158,266	$(2,207)	$2,329,357
Proceeds from sale of capital stock	165	16,480	—	—			16,480
Repurchase/redemption of capital stock	(1,736)	(173,657)	—	—			(173,657)
Net shares reclassified to mandatorily redeemable capital stock	(1,067)	(106,599)	—	—			(106,599)
Comprehensive income
Net Income					28,863	—	28,863

Total comprehensive income					28,863	—	28,863

Mandatorily redeemable capital stock distributions					(345)		(345)
Dividends on capital stock
Cash (4.50%)					(24,323)		(24,323)

Balance, September 30, 2006	19,095	$1,909,522	—	$—	$162,461	$(2,207)	$2,069,776

	Capital Stock Class B-1 Putable		Capital Stock Class B-2 Putable		Retained Earnings	Accumulated Other Comprehensive Income	Capital
(In thousands)	Shares	Par Value	Shares	Par Value
Balance, July 1, 2007	18,937	$1,893,712	—	$1	$175,468	$(6,501)	$2,062,680
Proceeds from sale of capital stock	481	48,064					48,064
Net shares reclassified to mandatorily redeemable capital stock	(3)	(285)					(285)
Comprehensive income
Net Income					31,623	—	31,623
Pension and postretirement plans					—	167	167

Total comprehensive income					31,623	167	31,790

Mandatorily redeemable capital stock distributions					(2)		(2)
Dividends on capital stock
Cash (4.50%)					(21,104)		(21,104)

Balance, September 30, 2007	19,415	$1,941,491	—	$1	$185,985	$(6,334)	$2,121,143

The accompanying notes are an integral part of these unaudited financial statements.

Federal Home Loan Bank of Indianapolis

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
(In thousands)	2007	2006
Operating Activities
Net Income	$84,243	$90,499

Adjustments to reconcile Net Income to net cash provided by operating activities
Depreciation and amortization
Net premiums and discounts on consolidated obligations	27,219	9,623
Net premiums and discounts on investments	(6,859)	(9,720)
Net premiums and discounts on mortgage loans	1,670	4,807
Concessions on consolidated obligation bonds	4,931	5,163
Fees on derivatives, included as a component of derivative value	(3,955)	(4,537)
Net deferred (gain) loss on derivatives	(129)	(107)
Premises, software, and equipment	1,082	1,021
Other fees and amortization	1,831	1,279
Net realized gain on disposal of premises and equipment	(1)	—
(Gain) loss due to change in net fair value adjustment on derivative and hedging activities	779	3,674
Net change in:
Trading security	—	38,575
Accrued interest receivable	(20,804)	(17,453)
Net derivatives – net accrued interest	(58,184)	(16,281)
Other assets	8,498	(422)
Affordable Housing Program liability and discount on Affordable Housing Program Advances	1,489	(798)
Accrued interest payable	75,170	71,406
Payable to REFCORP	1,068	185
Other liabilities	(4,454)	6,124

Total adjustments	29,351	92,539

Net cash provided by operating activities	113,594	183,038

Investing Activities
Net change in:
Interest-bearing deposits, members and non-members	(2,082,919)	242,232
Federal funds sold, members and non-members	(2,981,000)	(3,063,000)
Premises, software, and equipment	(212)	(473)
Held-to-maturity securities:
Proceeds from maturities of long-term held-to-maturity securities, members and non-members	756,591	794,935
Purchases of long-term held-to-maturity securities, members and non-members	(881,993)	(742,812)
Advances to members:
Principal collected on Advances	68,812,121	64,084,990
Advances made	(70,530,624)	(61,226,218)
Mortgage loans held for portfolio:
Principal collected	861,846	855,032
Mortgage loans purchased	(363,832)	(1,194,290)
Other Federal Home Loan Banks:
Principal collected on loans to other Federal Home Loan Banks	628,000	100,000
Loans to other Federal Home Loan Banks	(628,000)	(100,000)

Net cash used in investing activities	(6,410,022)	(249,604)

The accompanying notes are an integral part of these unaudited financial statements.

Federal Home Loan Bank of Indianapolis

Statements of Cash Flows, continued

(Unaudited)

	For the Nine Months ended September 30,
(In thousands)	2007	2006
Financing Activities
Net change in:
Deposits	(250,593)	599,013
Net proceeds from issuance of Consolidated obligations
Discount notes	706,955,933	631,278,564
Bonds	11,507,067	5,134,419
Payments for maturing and retiring Consolidated obligations
Discount notes	(701,487,866)	(631,266,652)
Bonds	(10,522,855)	(5,445,350)
Other Federal Home Loan Banks:
Borrowings from other Federal Home Loan Banks	5,000	257,000
Maturities of borrowings from other Federal Home Loan Banks	(5,000)	(257,000)
Proceeds from issuance of capital stock	160,252	37,807
Payments for redemption of mandatorily redeemable capital stock	(207)	(35,951)
Payments for repurchase/redemption of capital stock	—	(173,657)
Cash dividends paid	(64,806)	(76,679)

Net cash provided by financing activities	6,296,925	51,514

Net increase (decrease) in cash and cash equivalents	497	(15,052)
Cash and cash equivalents at beginning of the period	15,022	37,523

Cash and cash equivalents at end of the period	$15,519	$22,471

Supplemental Disclosures
Interest paid	$1,224,019	$1,195,093
Affordable Housing Program payments, net	8,468	11,010
REFCORP payments	19,993	22,440

The accompanying notes are an integral part of these unaudited financial statements.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2007, and 2006 is Unaudited

Note 1 — Summary of Significant Accounting Policies and Basis of Presentation

The significant accounting policies and the financial condition and results of operations for the Federal Home Loan Bank of Indianapolis as of December 31, 2006, are contained in the Bank’s Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 on March 30, 2007 (“Form 10-K”). The accompanying unaudited financial statements for the three and nine months ended September 30, 2007, should be read in conjunction with the Form 10-K. In the opinion of our management, the accompanying financial statements contain all adjustments necessary (consisting of only normal recurring adjustments) for a fair statement of the results of operations and financial condition for the interim periods ended September 30, 2007, and conform with accounting principles generally accepted in the United States of America (“GAAP”) as they apply to interim financial statements. The results of operations for the three and nine months ended September 30, 2007, are not necessarily indicative of the results to be expected for any subsequent period or entire year.

The preparation of financial statements requires management to make assumptions and estimates. These assumptions and estimates affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates.

We have included descriptions of significant accounting policies in Note 1 to our 2006 Financial Statements in our Form 10-K. There have been no significant changes to these policies as of September 30, 2007.

Certain reclassifications have been made in the prior-year financial statements to conform to current presentation.

Note 2 — Recently Issued Accounting Standards and Interpretations

SFAS 155. On February 16, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (“SFAS 155”), which resolves issues addressed in Derivatives Implementation Group (“DIG”) Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets (“DIG Issue D1”). SFAS 155 amends SFAS 133 Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivatives Instruments and Hedging Activities – Deferral of Effective Date of FASB Statement No. 133, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively “SFAS 133”) to simplify the accounting for certain derivatives embedded in other financial instruments (a hybrid financial instrument) by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise required bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in DIG Issue D1. SFAS 155 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a replacement of FASB Statement 125 (“SFAS 140”) to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006 (January 1, 2007, for the Bank), with earlier adoption allowed. Our adoption of SFAS 155 at January 1, 2007, did not have a material impact on our results of operations or financial condition.

SFAS 157. On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). In defining fair value, SFAS 157 retains the exchange price notion in earlier definitions of fair value. However, the definition focuses on the price that would be received to sell an asset or paid to transfer a liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 applies whenever other accounting pronouncements require or permit

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2007, and 2006 is Unaudited

fair value measurements. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 also establishes a fair value hierarchy that prioritizes the information used to develop assumptions used to determine the exit price. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008, for the Bank), and interim periods within those fiscal years. We do not expect the adoption of SFAS 157 to have a material impact on our results of operations or financial condition.

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

SFAS 159. On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 creates a fair value option allowing, but not requiring, an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008, for the Bank). We do not expect to record a material adjustment to our Retained earnings upon the implementation of SFAS 159 at January 1, 2008. However, the extent to which we may elect the fair value option in the future could have a material impact on our results of operations and financial condition.

FSP FIN 39-1, Amendment of FASB Interpretation No. 39. This FASB staff position (“FSP”) was issued on April 30, 2007, and addresses modifications to FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts. Specifically, these modifications permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. This FSP is effective for fiscal years beginning after November 15, 2007, (January 1, 2008, for the Bank) with early application permitted. While we expect that the reclassification of amounts between captions on our Statements of Condition will be material, the adoption of this FSP will not have a material impact on our financial condition or results of operations.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2007, and 2006 is Unaudited

Note 3 — Advances to Members (“Advances”)

Redemption Terms. At September 30, 2007, and December 31, 2006, we had Advances outstanding to members, including Affordable Housing Program (“AHP”) Advances, at interest rates ranging from 2.37% to 8.34% and 2.21% to 8.34%, respectively, as summarized below ($ amounts in thousands):

	September 30, 2007		December 31, 2006
Year of Maturity	Amount	WAIR %(1)	Amount	WAIR%(1)
Overdrawn demand and overnight deposit accounts	$8,686	7.28	$9,610	7.31
Due in 1 year or less	7,329,821	4.41	7,426,375	4.48
Due after 1 year through 2 years	2,637,366	4.75	4,369,649	4.08
Due after 2 years through 3 years	3,683,605	4.74	2,057,004	4.56
Due after 3 years through 4 years	2,854,156	5.10	2,942,302	4.93
Due after 4 years through 5 years	3,399,682	4.56	1,872,108	4.85
Thereafter	4,171,503	5.19	3,689,257	5.05
Index amortizing Advances	414	7.26	425	7.26

Total par value	24,085,233	4.74	22,366,730	4.59
Unamortized discount on AHP Advances	(262)		(294)
SFAS 133 hedging adjustments	76,554		(94,510)
Other adjustments	8,600		10,331

Total	$24,170,125		$22,282,257

(1)	Weighted Average Interest Rate

At September 30, 2007, and December 31, 2006, we had no callable Advances, and we had putable Advances outstanding totaling $4,600,550,000 and $3,662,050,000, respectively.

Interest Rate Payment Terms. The following table details interest rate payment terms for Advances at September 30, 2007, and December 31, 2006 ($ amounts in thousands):

	September 30, 2007	December 31, 2006
Par amount of Advances
Fixed rate	$21,595,418	$20,861,141
Variable rate	2,489,815	1,505,589

Total	$24,085,233	$22,366,730

Prepayment Fees. The net amount of prepayment fees is reflected as Interest income in the Statements of Income.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2007, and 2006 is Unaudited

Note 4 — Mortgage Loans Held for Portfolio

The Mortgage Purchase Program (“MPP”) involves the investment in mortgage loans that are purchased directly from our participating members. The total loans represent held-for-portfolio loans under the MPP whereby our members originate or acquire certain home mortgage loans that are then sold to us. See Note 13 for information on transactions with related parties. The following table presents information on mortgage loans held for portfolio as of September 30, 2007, and December 31, 2006 ($ amounts in thousands):

	September 30, 2007	December 31, 2006
Real Estate
Fixed-rate medium-term(1) single-family mortgages	$1,441,084	$1,567,102
Fixed-rate long-term(2) single-family mortgages	8,048,111	8,418,418

Total mortgage loans held for portfolio, par value	9,489,195	9,985,520
Unamortized premiums.	59,728	63,756
Unamortized discounts	(49,078)	(51,198)
SFAS 133 hedging adjustments	22,081	22,592

Total mortgage loans held for portfolio	$9,521,926	$10,020,670

(1)	Medium-term is defined as an original term of 15 years or less.

(2)	Long-term is defined as an original term greater than 15 years.

The following table details the par value of mortgage loans held for portfolio outstanding at September 30, 2007, and December 31, 2006 ($ amounts in thousands):

	September 30, 2007	December 31, 2006
FHA loans	$826,942	$922,261
Conventional loans	8,662,253	9,063,259

Total mortgage loans held for portfolio, par value	$9,489,195	$9,985,520

We had $1,000 of nonaccrual loans at September 30, 2007, and December 31, 2006.

The allowance for credit losses was $0 at September 30, 2007, and December 31, 2006. The provision for credit losses was $0 for the three and nine months ended September 30, 2007, and 2006, respectively.

At September 30, 2007, and December 31, 2006, we had no recorded investments in impaired mortgage loans.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2007, and 2006 is Unaudited

Note 5 — Deposits

The following table details the average interest rates paid on average interest-bearing deposits during the three and nine months ended September 30, 2007, and 2006.

	2007	2006
Three months	4.89%	5.10%
Nine months	5.04%	4.76%

The following table details Deposits as of September 30, 2007, and December 31, 2006 ($ amounts in thousands):

	September 30, 2007	December 31, 2006
Interest-bearing:
Demand and overnight	$580,526	$847,362
Other deposits	82,583	60,356

Total interest-bearing deposits	663,109	907,718

Non-interest-bearing:
Pass-thru deposit reserves	6,241	12,225

Total non-interest-bearing deposits	6,241	12,225

Total Deposits	$669,350	$919,943

Note 6 — Consolidated Obligations

Redemption Terms. The following is a summary of our participation in Consolidated Obligation Bonds (“CO Bonds”) outstanding at September 30, 2007, and December 31, 2006, by year of maturity ($ amounts in thousands):

	September 30, 2007		December 31, 2006
Year of Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$10,183,520	4.59	$9,349,405	4.23
Due after 1 year through 2 years	6,730,180	4.77	6,295,070	4.18
Due after 2 years through 3 years	4,193,120	4.91	4,082,380	4.56
Due after 3 years through 4 years	1,880,700	4.93	2,564,520	4.64
Due after 4 years through 5 years	2,274,150	5.24	1,503,450	5.07
Thereafter	8,709,650	5.37	9,194,650	5.26

Total par value	33,971,320	4.93	32,989,475	4.62
Unamortized bond premiums	23,631		24,358
Unamortized bond discounts	(33,140)		(35,860)
SFAS 133 hedging adjustments	(49,514)		(133,990)

Total	$33,912,297		$32,843,983

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2007, and 2006 is Unaudited

The following table summarizes CO Bonds outstanding at September 30, 2007, and December 31, 2006, by year of original maturity or next call date ($ amounts in thousands):

Year of Maturity or Next Call Date	September 30, 2007	December 31, 2006
Due in 1 year or less	$25,920,970	$24,809,355
Due after 1 year through 2 years	2,949,100	3,065,070
Due after 2 years through 3 years	1,389,750	1,392,800
Due after 3 years through 4 years	597,700	746,150
Due after 4 years through 5 years	629,150	424,450
Thereafter	2,484,650	2,551,650

Total par value	$33,971,320	$32,989,475

Interest Rate Payment Terms. The following table details interest rate payment terms for CO Bonds at September 30, 2007, and December 31, 2006 ($ amounts in thousands):

	September 30, 2007	December 31, 2006
Par value of CO Bonds
Fixed rate	$31,223,240	$28,604,395
Step-up	2,503,080	3,823,080
Simple variable rate	55,000	110,000
Fixed that converts to variable	150,000	240,000
Variable that converts to fixed	25,000	175,000
Range	15,000	37,000

Total par value	$33,971,320	$32,989,475

Consolidated Obligation Discount Notes. Our participation in Consolidated Obligation Discount Notes (“Discount Notes”), all of which are due within one year, was as follows ($ amounts in thousands):

	Book Value	Par Value	WAIR%
September 30, 2007	$15,966,504	$16,046,501	4.73%
December 31, 2006	10,470,607	10,498,931	5.09%

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2007, and 2006 is Unaudited

Note 7 — Capital

Capital Requirements. We are subject to three capital requirements under our Capital Plan and Federal Housing Finance Board (“Finance Board”) regulations. First, we must maintain at all times permanent capital in an amount at least equal to the sum of our credit risk capital requirement, our market risk capital requirement, and our operations risk capital requirement, calculated in accordance with the rules and regulations of the Finance Board. Only “permanent capital,” defined as retained earnings and Class B Stock (including mandatorily redeemable capital stock), satisfies the risk-based capital requirement. The Finance Board may require us to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined. In addition, the Gramm-Leach-Bliley Act of 1999 (“GLB Act”) requires us to maintain at all times at least a 4% total capital-to-asset ratio and at least a 5% leverage ratio, defined as the sum of permanent capital weighted 1.5 times, and non-permanent capital weighted 1.0 times, divided by total assets. The following table shows our compliance with the aforementioned capital rules and requirements at September 30, 2007, and December 31, 2006 ($ amounts in thousands):

	September 30, 2007		December 31, 2006
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$470,751	$2,290,947	$522,073	$2,111,466
Total capital-to-asset ratio	4.00%	4.28%	4.00%	4.51%
Total capital	$2,142,012	$2,290,947	$1,874,756	$2,111,466
Leverage ratio	5.00%	6.42%	5.00%	6.76%
Leverage capital	$2,677,515	$3,436,421	$2,343,445	$3,167,199

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2007, and 2006 is Unaudited

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

PDBP – Funding and administrative costs of this plan are included in Compensation and benefits as follows ($ amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Other operating expenses	$1,326	$1,232	$3,978	$3,702

PDCP and SETP – Our contributions to the plans were as follows ($ amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
PDCP	$147	$161	$421	$468
SETP	15	14	21	41

Total contributions	$162	$175	$442	$509

Our obligation under the SETP at September 30, 2007, and December 31, 2006, was $3,021,000 and $3,450,000, respectively.

DDCP – Our directors also have a deferred compensation plan available to them. The following table is a summary of compensation earned and deferred by our directors ($ amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Compensation earned	$76	$57	$208	$175
Compensation deferred	18	18	49	61

Our obligation under the DDCP at September 30, 2007, and December 31, 2006, was $1,506,000 and $1,514,000, respectively.

A rabbi trust has been established to fund the SETP and the DDCP. Assets in the rabbi trust relating to the deferred compensation plans included as a component of Other assets in the Statements of Condition, were $4,527,000 and $4,964,000 at September 30, 2007, and December 31, 2006, respectively.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2007, and 2006 is Unaudited

SERP —The components of the Total net periodic benefit cost for our SERP for the three and nine months ended September 30, 2007, and 2006, were ($ amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost	$91	$160	$272	$480
Interest cost	190	175	571	525
Amortization of unrecognized prior service cost	(3)	12	(8)	36
Amortization of unrecognized net loss	151	172	453	516

Net periodic benefit cost	429	519	1,288	1,557

Loss on settlement of early retirement incentive	—	—	3,154	—

Total net periodic benefit cost	$429	$519	$4,442	$1,557

Although there are no plan assets, a grantor trust has been established to fund the SERP. Assets in the grantor trust relating to the SERP are included as a component of Other assets in the Statements of Condition. The projected benefit obligation and assets in the grantor trust at September 30, 2007, and December 31, 2006, were as follows ($ amounts in thousands):

	September 30, 2007	December 31, 2006
Projected benefit obligation	$13,096	$16,546
Assets in grantor trust	7,455	11,515

SERP obligations of $8,806,000 were paid during the nine months ended September 30, 2007. We expect that an additional $8,000 will be paid during the remainder of 2007. These payments substantially all relate to benefits paid to certain participants in the SERP that elected to accept an early retirement incentive offered by us in 2006.

The Total net periodic benefit cost for the year ending December 31, 2007, is expected to be approximately $4,871,000. We have increased our estimates of the funding and administrative costs associated with the PDBP and the Total net periodic benefit cost related to the SERP for 2007 based on updated actuarial estimates used to calculate those amounts.

Note 9 — Segment Information

We have identified two primary operating segments: Traditional Funding, Investments and Deposit Products (“TFIDP”), and MPP, based on our method of internal reporting. The products and services presented reflect the manner in which financial information is evaluated by management. MPP income is derived primarily from the difference, or spread, between the interest income earned on mortgage loans, including the direct effects of premium and discount amortization in accordance with Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (“SFAS 91”), and the borrowing cost related to those loans. TFIDP includes the effects of premium and discount amortization, the impact of net interest settlements related to interest rate exchange agreements, interest income on Advances, investments (including Mortgage-backed Securities (“MBS”)), and the borrowing costs related to those assets. TFIDP also includes the costs related to holding deposit products for members and other miscellaneous borrowings as well as all other miscellaneous income and expense not associated with the MPP.

We measure the performance of each segment based upon the net interest spread of the underlying portfolio(s). For this reason, we have presented each segment on a net interest income basis. Direct other income and expense items have been allocated to each segment based upon actual results. MPP includes the direct earnings effects of SFAS 133 as well as direct salary and other expenses (including an allocation for indirect overhead) associated with operating the MPP and volume-driven costs associated with master

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2007, and 2006 is Unaudited

servicing and quality control fees. Direct other income/expense related to TFIDP includes the direct earnings impact of SFAS 133 related to Advances and investment products as well as all other income and expense not associated with MPP. The assessments related to AHP and the Resolution Funding Corporation (“REFCORP”) have been allocated to each segment based upon each segment’s proportionate share of Income Before Assessments.

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

The following table sets forth our financial performance by operating segment for the three and nine months ended September 30, 2007, and 2006 ($ amounts in thousands):

	For the Three Months Ended September 30, 2007			For the Nine Months Ended September 30, 2007
September 30, 2007	TFIDP	MPP	Total	TFIDP	MPP	Total
Net Interest Income	$42,066	$9,372	$51,438	$113,460	$32,878	$146,338
Other income (loss)	1,342	(136)	1,206	168	(250)	(82)
Other expense	8,646	750	9,396	28,711	2,284	30,995

Income Before Assessments	34,762	8,486	43,248	84,917	30,344	115,261

AHP	3,026	693	3,719	7,480	2,477	9,957
REFCORP	6,348	1,558	7,906	15,488	5,573	21,061

Total assessments	9,374	2,251	11,625	22,968	8,050	31,018

Net Income	$25,388	$6,235	$31,623	$61,949	$22,294	$84,243

	For the Three Months Ended September 30, 2006			For the Nine Months Ended September 30, 2006
September 30, 2006	TFIDP	MPP	Total	TFIDP	MPP	Total
Net Interest Income	$41,124	$7,291	$48,415	$120,708	$35,465	$156,173
Other income (loss)	609	(303)	306	(676)	(1,028)	(1,704)
Other expense	8,391	942	9,333	28,229	2,904	31,133

Income Before Assessments	33,342	6,046	39,388	91,803	31,533	123,336

AHP	2,815	494	3,309	7,638	2,574	10,212
REFCORP	6,106	1,110	7,216	16,833	5,792	22,625

Total assessments	8,921	1,604	10,525	24,471	8,366	32,837

Net Income	$24,421	$4,442	$28,863	$67,332	$23,167	$90,499

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2007, and 2006 is Unaudited

The following table presents assets by operating segment at September 30, 2007, and December 31, 2006 ($ amounts in thousands):

Total Assets	TFIDP	MPP	Total
September 30, 2007	$44,028,383	$9,521,926	$53,550,309
December 31, 2006	36,848,234	10,020,670	46,868,904

Note 10 — Derivatives and Hedging Activities

For the three and nine months ended September 30, 2007, and 2006, we recorded a Net gain (loss) on derivatives and hedging activities in Other income (loss) as follows ($ amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Net Gain (Loss) on Derivatives and Hedging Activities	2007	2006	2007	2006
Gains (losses) related to fair value hedge ineffectiveness	$(379)	$11	$(2,195)	$(861)
Gains (losses) on economic hedges	877	(335)	10	(2,347)

Net gain (loss) on derivatives and hedging activities	$498	$(324)	$(2,185)	$(3,208)

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding at September 30, 2007, and December 31, 2006 ($ amounts in thousands):

	September 30, 2007		December 31, 2006
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Interest rate swaps
Fair value hedges	$34,426,990	$(128,196)	$31,483,491	$(42,018)
Economic hedges	102,758	(573)	205,110	(458)
Interest rate swaptions
Economic hedges	100,000	—	150,000	—
Interest rate futures/forwards
Fair value hedges	—	—	298,425	776
Economic hedges	27,300	(43)	11,100	36
Mortgage delivery commitments
Economic hedges	30,726	(41)	10,907	(36)

Total	$34,687,774	$(128,853)	$32,159,033	$(41,700)

Total derivatives excluding accrued interest		$(128,853)		$(41,700)
Accrued interest		135,996		77,812

Net derivative balances		$7,143		$36,112

Net derivative asset balances		$70,544		$99,482
Net derivative liability balances		(63,401)		(63,370)

Net derivative balances		$7,143		$36,112

Note 11 – Estimated Fair Values

We determined estimated fair value amounts by using available market information and our assumptions of appropriate valuation models. These estimates are based on pertinent information available to us as of September 30, 2007, and December 31, 2006. Because of the assumptions used in the valuation process, there are inherent limitations in estimating the fair value of these instruments. For example, because an active secondary market does not exist for a portion of our financial instruments, in certain

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2007, and 2006 is Unaudited

cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions. The Fair Value Summary Tables do not represent an estimate of the overall market value of us as a going concern, which would take into account future business opportunities. For additional information concerning the estimated fair values of our financial instruments, refer to Note 17 of our Audited Financial Statements included in our 2006 Annual Report on Form 10-K.

The carrying value and estimated fair values of our financial instruments at September 30, 2007, were as follows ($ amounts in thousands):

FAIR VALUE SUMMARY TABLE – SEPTEMBER 30, 2007

Financial Instruments	Carrying Value	Net Unrealized Gains/(Losses)	Estimated Fair Value
Assets
Cash and due from banks	$15,519	$—	$15,519
Interest-bearing deposits	2,477,000	1,084	2,478,084
Federal funds sold	10,420,000	3,535	10,423,535
Held-to-maturity securities	6,676,653	(100,104)	6,576,549
Advances	24,170,125	37,200	24,207,325
Mortgage loans held for portfolio, net	9,521,926	(263,994)	9,257,932
Accrued interest receivable	157,113	—	157,113
Derivative assets	70,544	—	70,544
Liabilities
Deposits	669,350	—	669,350
COs:
Discount Notes	15,966,504	(731)	15,967,235
Bonds	33,912,297	94,864	33,817,433
Accrued interest payable	458,797	—	458,797
Derivative liabilities	63,401	—	63,401
Mandatorily redeemable capital stock	163,471	—	163,471
Other
Commitments to extend credit for Advances	—	2	2

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2007, and 2006 is Unaudited

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

We considered the guidance under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), and determined it was not necessary to recognize the fair value of our joint and several liability for all of the COs. The joint and several obligations are mandated by Finance Board regulations and are not the result of arms-length transactions among the Federal Home Loan Banks. The Federal Home Loan Banks have no control over the amount of the guaranty or the determination of how each Federal Home Loan Bank would perform under the joint and several liability because the Federal Home Loan Banks are subject to the authority of the Finance Board as it relates to decisions involving the allocation of the joint and several liability for each of the measurement provisions of FIN 45. Accordingly, we do not recognize a liability for our joint and several obligation related to COs issued for the benefit of other Federal Home Loan Banks. The par amounts of the Federal Home Loan Banks’ outstanding COs, including COs held by other Federal Home Loan Banks, were approximately $1,148.6 billion and $951.7 billion at September 30, 2007, and December 31, 2006, respectively.

Commitments that legally bind and unconditionally obligate us for additional Advances totaled approximately $50,416,000 and $18,366,000 at September 30, 2007, and December 31, 2006, respectively. Commitments generally are for periods up to 12 months. Based on management’s credit analyses and collateral requirements, we do not deem it necessary to record any additional liability on these commitments. Commitments are fully collateralized at the time of issuance.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2007, and 2006 is Unaudited

We execute standby letters of credit for members for a fee. A standby letter of credit is a financing arrangement between the Bank and one of our members. If we are required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. Outstanding standby letters of credit were as follows ($ amounts in thousands):

	September 30, 2007	December 31, 2006
Outstanding notional	$288,456	$312,313
Original terms	11 months -15 years	11 months - 15 years
Final expiration year	2016	2016

The value of the guarantees related to standby letters of credit entered into after 2002 are recorded in Other liabilities and amount to $1,941,000 and $2,302,000 at September 30, 2007, and December 31, 2006, respectively. Based on management’s credit analyses and collateral requirements, we do not deem it necessary to record any additional liability on these commitments. Commitments are fully collateralized at the time of issuance.

We had $140,400,000 of unused lines of credit available to members at September 30, 2007.

For managing the inherent credit risk in MPP, participating members pay us credit enhancement fees in order to fund the lender risk account (“LRA”) and pay supplemental mortgage insurance (“SMI”). If a credit loss occurs, the accumulated LRA is used to cover the credit loss in excess of equity and primary mortgage insurance. Funds not used are returned to the member over time. SMI provides additional coverage over and above losses covered by the LRA. The LRA is held to cover estimated losses. The LRA amounted to $20,450,000 and $17,999,000 at September 30, 2007, and December 31, 2006, respectively. Reserves for additional probable losses are provisioned through the allowance for credit losses. No allowance for credit losses was considered necessary at September 30, 2007, or December 31, 2006.

Commitments that unconditionally obligate us to fund/purchase mortgage loans totaled $30,726,000 and $10,907,000 at September 30, 2007, and December 31, 2006, respectively. Commitments are generally for periods not to exceed 91 days. In accordance with SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”), such commitments entered into after June 30, 2003, are recorded as derivatives at their fair value.

When executing derivative agreements with major banks and broker-dealers, we generally enter into bilateral collateral agreements. However, we did not have any assets pledged as collateral at September 30, 2007, and December 31, 2006.

We entered into $969,000,000 par value of CO Bonds and $1,170,000 par value of Discount Notes that had traded but not settled as of September 30, 2007.

We are subject to legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on our financial condition or results of operations.

Notes 7, 8, 10, and 11 discuss other commitments and contingencies.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2007, and 2006 is Unaudited

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

Transactions with Directors’ Financial Institutions. In the ordinary course of business, we provide products and services to members whose officers or directors may serve on our Board of Directors (“Directors’ Financial Institutions”). Finance Board regulations require that transactions with Directors’ Financial Institutions be made on the same terms as those with any other member. As of September 30, 2007, and December 31, 2006, we had Advances and capital stock outstanding (including mandatorily redeemable capital stock) to Directors’ Financial Institutions as follows ($ amounts in thousands):

	Advances ($ at par)	% of Advances outstanding	Capital Stock ($ at par)	% of Capital Stock outstanding
September 30, 2007	$1,357,567	5.6%	$99,963	4.8%
December 31, 2006	$1,094,314	4.9%	$97,152	5.0%

During 2007 and 2006, we acquired mortgage loans from Directors’ Financial Institutions as follows ($ amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Mortgage Loans originated by Directors’ Financial Institutions	$3,705	$33,237	$4,059	$366,259

The decrease in Mortgage Loans originated by Directors’ Financial Institutions from the three months and nine months ended September 30, 2006, to the corresponding periods in 2007 are substantially due to one Director’s Financial Institution not selling any mortgage loans to us in 2007.

Acquisition of Members and Affiliates. During the first three months of 2007, our member, LaSalle Bank Midwest N.A. (“LaSalle”) sold its subsidiary, ABN AMRO Mortgage Group, its U.S.–based wholesale residential mortgage broker origination platform and servicing business, to a third party. Although we can no longer purchase mortgage loans originated by ABN AMRO Mortgage Group, our mortgage loans from ABN AMRO Mortgage Group of $4,074,324,000 and $4,285,688,000, representing 42.9% and 42.9% of our mortgage loans outstanding, at par, as of September 30, 2007, and December 31, 2006, respectively, will remain outstanding until maturity or prepayment. During the first nine months of 2007, we could still make Advances to LaSalle or purchase mortgage loans from them as LaSalle remained in the retail residential mortgage business.

On October 1, 2007, ABN AMRO Holdings NV sold its North American bank holding company, the parent of LaSalle Bank Corporation and its subsidiaries, including our member, LaSalle, to Bank of America Corporation, which has no other bank charters in our district. As of November 13, 2007, LaSalle remained a member of our Bank as its bank charter remains in Michigan. If Bank of America Corporation decides not to keep the LaSalle charter in our district, we would no longer be able to make Advances to or purchase mortgage loans from LaSalle. However, our current mortgage loans purchased from LaSalle and its affiliates will remain outstanding until maturity or prepayment. We would also be required to repurchase any outstanding capital stock owned by LaSalle

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2007, and 2006 is Unaudited

by the later of five years after the date of termination of their charter in our district or the repayment of all outstanding obligations to us. As of September 30, 2007, we held $3,300,168,000 par value of Advances to LaSalle, which represented 13.7% of our total Advances, at par. LaSalle had a capital stock balance of $334,110,000 as of September 30, 2007, which represented 15.9% of our regulatory capital stock balance.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and related footnotes contained in this Quarterly Report on Form 10-Q, our Quarterly Reports on Form 10-Q for the periods ended March 31, 2007, and June 30, 2007, and our Annual Report on Form 10-K for the year ended December 31, 2006.

Overview

Our Business

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

The Economy and the Financial Services Industry

The credit quality and valuation issues in the housing and mortgage markets began several years ago as low mortgage interest rates fueled an escalation of home values and production. Credit quality issues emerged as low introductory rates were reset to higher market interest rates on adjustable-rate mortgage loans, leaving many borrowers unable to make their mortgage payments. Higher mortgage rates combined with an increasing supply of residential real estate for sale began driving home prices downward. The Federal Reserve Board cut the federal funds rate by 50 basis points at the September Federal Open Market Committee meetings, and by 25 basis points at the October Federal Open Market Committee meetings, bringing the rate to 4.50%, in an attempt to prevent worsening of the credit crunch and jumpstart mortgage activity going into 2008. The Mortgage Bankers Association expects the 30-year fixed rate for mortgages to increase slightly to 6.7% for 2008, and mortgage originations are forecast to decline to $1.9 trillion for 2008, down from $2.7 trillion in 2006 and $2.3 trillion expected in 2007. We will continue to monitor the changing market conditions affecting our mortgage portfolios and the value of collateral pledged by our members.

Highlights of Our Operating Results for the Three and Nine Months Ended September 30, 2007

The market conditions during the third quarter of 2007 influenced our financial results as we responded to our members’ increased need for liquidity. Total assets were $53.6 billion as of September 30, 2007, an increase of $6.7 billion compared to $46.9 billion as of December 31, 2006. This increase was primarily due to:

•

an increase in short-term investments, consisting of Federal funds sold and Interest-bearing deposits, of $5.2 billion in order to enhance our liquidity position, utilize capital capacity and take advantage of investment opportunities; and

•	an increase in Advances of $1.9 billion as a result of increased demand from our members.

These increases were partially offset by the decrease in Mortgage loans held for portfolio of $0.5 billion, mainly due to paydowns on existing mortgages and a lower volume of new mortgages.

The overall balance of our COs, which fluctuates in relation to our Total assets, equaled $49.9 billion at September 30, 2007, an increase of $6.6 billion compared to $43.3 billion at December 31, 2006. This increase enabled us to enhance our liquidity position and support our members’ increased demand for Advances in the current housing market.

A more detailed discussion of the above changes can be found in “Analysis of Financial Condition” herein.

Net Interest Income was $51.4 million for the three months ended September 30, 2007, compared to $48.4 million for the same period in 2006. This increase is primarily due to an increase in average earning assets, and recent trends in market interest rates that resulted in wider spreads on our short-term investments and MPP portfolio. These increases were partially offset by an increase in Total interest expense due to a larger amount of Mandatorily redeemable capital stock that is classified as a liability, and the maturity of lower coupon liabilities that were replaced with higher coupon liabilities. Going forward, we expect that the replacement of maturing lower coupon liabilities with higher coupon liabilities could continue to compress the spread between the yield on interest-earning assets and liabilities.

Overall, Net Income was $31.6 million for the three months ended September 30, 2007, an increase of $2.7 million or 9.6%, compared to $28.9 million for the same period in 2006. This increase was primarily due to the increase of $3.0 million in Net Interest Income, as described above, and an increase of $0.9 million in Other income (loss), partially offset by an increase in Total assessments and transition expenses incurred during the third quarter of 2007. A more detailed discussion of these changes in Net Income can be found in “Results of Operations for the Three Months Ended September 30, 2007, and 2006” herein.

Net Interest Income was $146.3 million for the nine months ended September 30, 2007, compared to $156.2 million for the same period in 2006. This decrease is primarily due to trends in market interest rates, an increase in Total interest expense due to a larger amount of Mandatorily redeemable capital stock that is classified as a liability, and the maturity of lower coupon liabilities during the nine-month period that were replaced with higher coupon liabilities. These decreases were partially offset by the increase in interest-earning assets and the wider spreads realized on our short-term investments. Going forward, we expect that the replacement of maturing lower coupon liabilities with higher coupon liabilities could continue to compress the spread between the yield on interest-earning assets and liabilities.

Overall, Net Income was $84.2 million for the nine months ended September 30, 2007, a decrease of $6.3 million or 6.9%, compared to $90.5 million for the same period in 2006. The decrease was primarily due to the decrease of $9.9 million in Net Interest Income, as described above and a charge of approximately $3.2 million related to the early retirement incentive offered in the fourth quarter of 2006 that was recognized in the first quarter of 2007 and increased amortization of unrecognized prior service costs related to our defined benefit plans. The decrease was partially offset by a decrease of $1.8 million in Total assessments consistent with the lower Net Income and an increase in Other income (loss) of $1.6 million. A more detailed discussion of these changes in Net Income can be found in “Results of Operations for the Nine Months Ended September 30, 2007, and 2006” herein.

On October 19, 2007, we announced a cash dividend on our Class B-1 stock of 4.50% (annualized) and Class B-2 stock of 3.60% (annualized), based on our results for the third quarter of 2007. During the first nine months of 2007, Retained earnings increased by approximately $19.4 million compared to December 31, 2006, bringing our level of Retained earnings to $186.0 million.

On October 1, 2007, ABN AMRO Holdings NV sold its North American bank holding company, the parent of LaSalle Bank Corporation and its subsidiaries, including our member, LaSalle Bank Midwest, NA (“LaSalle”) to Bank of America Corporation, which has no other bank charters in our district. As of November 13, 2007, LaSalle remained a member of our Bank as its bank charter remains in Michigan. If Bank of America Corporation decides not to keep the LaSalle charter in our district, we would no longer be able to make Advances to or purchase mortgage loans from LaSalle. However, our current mortgage loans purchased from LaSalle and its affiliates of $4.1 billion, representing 42.9% of our mortgage loans outstanding, at par, as of September 30, 2007, will remain outstanding until maturity or prepayment. We would also be required to repurchase any outstanding capital stock owned by LaSalle by the later of five years after the date of termination of their charter in our district or the repayment of all outstanding obligations to us. As of September 30, 2007, we held $3.3 billion par value of Advances to LaSalle, which represented 13.7% of our total Advances, at par. LaSalle had a capital stock balance of $0.3 billion as of September 30, 2007, which represented 15.9% of our regulatory capital stock balance. At this time, we are unable to predict the impact of the sale of LaSalle on our future operating results. See “Item 1A. Risk Factors” in our 2006 Annual Report on Form 10-K for more information.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities (if applicable), and the reported amounts of income and expenses during the reported period. We believe the application of our accounting policies on a consistent basis enables us to provide financial statement readers with useful, reliable and timely information about our earnings results, financial position and cash flows. Our management reviews these estimates and assumptions based on historical experience, changes in business conditions and other relevant factors we believe to be reasonable under the circumstances. Changes in estimates and assumptions could potentially affect our financial position and results of operations significantly. In any given reporting period, our actual results may differ from the estimates and assumptions used in preparing our financial statements.

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

Summary of Selected Financial Data

The following table presents a summary of certain financial information as of and for the periods indicated:

Financial Highlights

($ amounts in thousands)

	As of and for the Three Months ended,
	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006
Selected Statement of Condition Items at Period End
Total assets	$53,550,309	$48,942,517	$48,650,983	$46,868,904	$48,318,586
Advances	24,170,125	21,981,605	22,077,482	22,282,257	22,955,961
Mortgage loans held for portfolio, net	9,521,926	9,713,474	9,958,762	10,020,670	9,868,284
Held-to-maturity securities	6,676,653	6,548,528	6,318,598	6,544,392	6,777,476
Federal funds sold	10,420,000	9,057,000	8,720,000	7,324,000	7,718,000
COs
Discount Notes	15,966,504	10,388,267	12,520,976	10,470,607	9,391,109
Bonds	33,912,297	34,737,984	32,272,258	32,843,983	34,744,243
Mandatorily redeemable capital stock	163,471	163,249	151,197	151,332	119,050
Capital stock, Class B-1 putable	1,941,491	1,893,712	1,881,106	1,793,511	1,909,522
Retained earnings	185,985	175,468	169,926	166,622	162,461
Total capital	2,121,143	2,062,680	2,044,429	1,954,714	2,069,776
Quarterly Operating Results
Net Interest Income.	51,438	47,534	47,366	48,828	48,415
Other income (loss)	1,206	(2,621)	1,333	115	306
Other expense	9,396	9,190	12,409	11,510	9,333
Total assessments	11,625	9,606	9,787	10,083	10,525
Net Income	31,623	26,117	26,503	27,350	28,863
Other Data
Return on average equity	6.01%	5.11%	5.34%	5.40%	5.44%
Return on average assets	0.24%	0.22%	0.23%	0.23%	0.24%
Weighted average dividend rate, Class B-1 stock	4.50%	4.50%	5.00%	4.75%	4.50%
Dividend payout ratio (1)	66.74%	78.53%	87.51%	81.81%	84.27%
Total capital ratio (at period end) (2)	3.96%	4.21%	4.20%	4.17%	4.28%
Regulatory capital ratio (at period end) (3)	4.28%	4.56%	4.53%	4.51%	4.53%
Duration gap (in months)	1.6	1.3	1.8	1.6	1.4
Par amount of outstanding COs for all 12 Federal Home Loan Banks	$1,148,571,404	$970,857,067	$951,469,858	$951,744,643	$958,023,241

(1)	The dividend payout ratio is calculated by dividing dividends paid in cash and stock by Net Income.

(2)	Total capital ratio represents Total capital divided by Total assets.

(3)	Regulatory capital ratio represents the sum of Capital stock (Class B-1 and B-2 putable), Retained earnings, and Mandatorily redeemable capital stock divided by Total assets.

Results of Operations for the Three and Nine Months Ended September 30, 2007, and 2006

The following table presents average balances, interest, and average rates of major earning asset categories and the sources funding those earning assets for the three months ended September 30, 2007, and 2006:

Average Balances, Interest and Average Rates

($ amounts in thousands)

	Three months ended September 30,
	2007			2006
	Average Balance	Interest	Avg. Rate(3)	Average Balance	Interest	Avg. Rate(3)
Assets
Interest-bearing deposits	$1,923,577	$25,769	5.31%	$1,061,962	$14,494	5.41%
Federal funds sold	9,583,717	126,817	5.25%	7,448,913	100,120	5.33%
Trading security (1)	—	—	—	15,242	212	5.52%
Held-to-maturity securities	6,551,182	77,257	4.68%	6,838,882	80,854	4.69%
Advances (2)	23,417,275	320,080	5.42%	22,544,025	307,405	5.41%
Mortgage loans held for portfolio	9,614,511	125,612	5.18%	9,941,417	126,093	5.03%
Loans to other Federal Home Loan Banks	5,739	77	5.32%	543	7	5.11%

Total interest-earning assets	51,096,001	675,612	5.25%	47,850,984	629,185	5.22%
Other assets	408,186			428,462

Total assets	$51,504,187			$48,279,446

Liabilities and Capital
Interest-bearing deposits	$806,654	$9,946	4.89%	$1,185,951	15,255	5.10%
Loans from other Federal Home Loan Banks	54	1	7.35%	2,250	31	5.47%
Other borrowings	109	2	7.28%	3,165	43	5.39%
Discount Notes	12,937,530	165,098	5.06%	9,846,212	129,303	5.21%
CO Bonds (2)	34,788,292	447,283	5.10%	34,371,073	435,212	5.02%
Mandatorily redeemable capital stock	163,296	1,844	4.48%	90,977	926	4.04%

Total interest-bearing liabilities	48,695,935	624,174	5.09%	45,499,628	580,770	5.06%
Other liabilities	719,376			673,117
Total capital	2,088,876			2,106,701

Total liabilities and capital	$51,504,187			$48,279,446

Net Interest Income and net spread on interest-earning assets less interest-bearing liabilities		$51,438	0.16%		$48,415	0.16%

Net interest margin	0.40%			0.40%

Average interest-earning assets to interest-bearing liabilities	1.05			1.05

(1)	Interest income and average rates exclude the effect of associated interest rate exchange agreements as the net interest expense associated with such agreements is recorded in Other income (loss) in the Statements of Income. Including the effects of these interest rate exchange agreements, the average rate on the trading security was 5.50% for the three months ended September 30, 2006.

(2)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements to the extent such agreements qualify as fair value hedges in accordance with SFAS 133.

(3)	The average rates presented in this table have been calculated using the rounded numbers presented in this table. Using unrounded numbers, the average rates for Loans from other Federal Home Loan Banks for the three months ended September 30, 2007, and September 30, 2006, were 5.39% and 5.54%, respectively, and for Other borrowings were 5.51%, and 5.34%, respectively.

The following table presents average balances, interest, and average rates of major earning asset categories and the sources funding those earning assets for the nine months ended September 30, 2007, and 2006:

Average Balances, Interest and Average Rates

($ amounts in thousands)

	Nine months ended September 30,
	2007			2006
	Average Balance	Interest	Avg. Rate(3)	Average Balance	Interest	Avg. Rate(3)
Assets
Interest-bearing deposits	$1,240,109	$48,972	5.28%	$1,070,824	$39,708	4.96%
Federal funds sold	8,584,971	339,458	5.29%	6,403,070	238,401	4.98%
Trading security (1)	—	—	—	27,036	1,305	6.45%
Held-to-maturity securities	6,468,788	224,827	4.65%	6,825,638	233,137	4.57%
Advances (2)	22,741,480	921,584	5.42%	23,036,292	870,049	5.05%
Mortgage loans held for portfolio	9,821,037	387,980	5.28%	9,853,635	381,929	5.18%
Loans to other Federal Home Loan Banks	2,300	92	5.35%	366	14	5.11%

Total interest-earning assets	48,858,685	1,922,913	5.26%	47,216,861	1,764,543	5.00%
Other assets	386,616			421,014

Total assets	$49,245,301			$47,637,875

Liabilities and Capital
Interest-bearing deposits	$949,823	$35,803	5.04%	1,189,241	42,334	4.76%
Loans from other Federal Home Loan Banks	18	1	7.43%	941	38	5.40%
Other borrowings	37	2	7.23%	2,483	95	5.12%
Discount Notes	11,868,459	458,338	5.16%	8,724,862	318,424	4.88%
CO Bonds (2)	33,573,191	1,277,064	5.09%	34,711,171	1,246,066	4.80%
Mandatorily redeemable capital stock	157,404	5,367	4.56%	43,772	1,413	4.32%

Total interest-bearing liabilities	46,548,932	1,776,575	5.10%	44,672,470	1,608,370	4.81%
Other liabilities	645,709			721,789
Total capital	2,050,660			2,243,616

Total liabilities and capital	$49,245,301			$47,637,875

Net Interest Income and net spread on interest-earning assets less interest-bearing liabilities		$146,338	0.16%		$156,173	0.19%

Net interest margin	0.40%			0.44%

Average interest-earning assets to interest-bearing liabilities	1.05			1.06

(1)	Interest income and average rates exclude the effect of associated interest rate exchange agreements as the net interest expense associated with such agreements is recorded in Other income (loss) in the Statements of Income. Including the effects of these interest rate exchange agreements, the average rate on the trading security was 5.14% for the nine months ended September 30, 2006.

(2)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements to the extent such agreements qualify as fair value hedges in accordance with SFAS 133.

(3)	The average rates presented in this table have been calculated using the rounded numbers presented in this table. Using unrounded numbers, the average rates for the nine months ended September 30, 2007, and 2006, for Loans from other Federal Home Loan Banks were 5.39% and 5.40%, respectively, and for Other borrowings were 6.35% and 5.10%, respectively.

Results of Operations for the Three Months Ended September 30, 2007, and 2006

Net Income

Net Income totaled $31.6 million for the three months ended September 30, 2007, an increase of 9.6% compared to $28.9 million for the three months ended September 30, 2006. The following factors contributed to this increase in Net Income:

•

Net Interest Income increased by $3.0 million for the three months ended September 30, 2007, compared to the same period in 2006. The factors impacting Net Interest Income are addressed separately below under “Net Interest Income,” and

•

Other income (loss) increased by $0.9 million for the three months ended September 30, 2007, compared to the same period in 2006, primarily due to fair value adjustments made in accordance with SFAS 133 that resulted in an increase in the Net gain (loss) on derivatives and hedging activities, and an increase from the Net gain (loss) on trading security because the trading security was paid off in 2006.

These factors were partially offset by the following:

•	transition expenses incurred in the third quarter of 2007; and

•

the increase in Total assessments for AHP and REFCORP of $1.1 million for the three months ended September 30, 2007, compared to the same period in 2006 consistent with the higher level of Income Before Assessments.

Net Interest Income

Net Interest Income was $51.4 million for the three months ended September 30, 2007, an increase of $3.0 million compared to the same period in 2006. The following components comprised the change in Net Interest Income:

•

Effect of the change in the spread and average earning assets - The spread between the yield on earning assets and liabilities was unchanged, at 0.16% for both the three months ended September 30, 2007, and the three months ended September 30, 2006. Our average interest-earning assets increased by approximately $3.2 billion at September 30, 2007, compared to September 30, 2006. The imputed increase in Net Interest Income due to this increase was approximately $2.3 million.

•

Effect of the change in the cost of funds and average capital and net non-earning assets and non-costing liabilities - Our average cost of funds increased by 3 basis points for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, from 5.06% to 5.09%. Since we earn interest on the investment of capital and any non-costing liabilities, Net Interest Income is positively impacted as interest rates rise, and we earn a higher return on our net capital investment. The imputed increase in Net Interest Income due to the increase in the cost of funds was approximately $0.1 million. Likewise, as average Net equity increases or decreases, this also leads to a corresponding change in Net Interest Income. Average Net equity increased by $49 million from September 30, 2006, to September 30, 2007. Earnings from our net capital investment can be computed as the average cost of interest-bearing liabilities multiplied by the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities. The imputed increase in Net Interest Income due to the increase in our Net equity was approximately $0.6 million.

Results of Operations for the Nine Months Ended September 30, 2007, and 2006

Net Income

Net Income totaled $84.2 million for the nine months ended September 30, 2007, a decrease of 6.9%, compared to $90.5 million for the nine months ended September 30, 2006. This decrease in Net Income was primarily caused by the following:

•

a decrease in Net Interest Income of $9.9 million for the nine months ended September 30, 2007, compared to the same period in 2006, which is addressed separately below under “Net Interest Income,” and

•

a charge of approximately $3.2 million related to the early retirement incentive offered in the fourth quarter of 2006 that was recognized in the first quarter of 2007 and increased amortization of unrecognized prior service costs related to our defined benefit plans.

These factors were partially offset by the following:

•

Other income (loss) increased by $1.6 million for the nine months ended September 30, 2007, compared to the same period in 2006, primarily due to fair value adjustments related to MPP hedges made in accordance with SFAS 133 that resulted in an increase from the Net gain (loss) on derivatives and hedging activities, and an increase from the Net gain (loss) on trading security because the trading security was paid off in 2006; and

•

Total assessments for AHP and REFCORP decreased by $1.8 million for the nine months ended September 30, 2007, compared to the same period in 2006 consistent with the lower level of Income Before Assessments.

Net Interest Income

Net Interest Income was $146.3 million for the nine months ended September 30, 2007, a decrease of $9.9 million compared to the same period in 2006. The following components comprised the change in Net Interest Income:

•

Effect of the change in the spread and average net earning assets - The spread between the yield on earning assets and liabilities decreased to 0.16% for the nine months ended September 30, 2007, compared to 0.19% for the nine months ended September 30, 2006, primarily due to narrowing of the spread between the yield on earning assets and liabilities that resulted from a flatter yield curve, recent trends in market interest rates and the maturity of lower coupon liabilities during the nine-month period that were replaced with higher coupon liabilities. The imputed decrease in Net Interest Income due to the decreased spread was approximately $8.6 million. Our average interest-earning assets increased by approximately $1.6 billion at September 30, 2007, compared to September 30, 2006. The imputed increase in Net Interest Income due to this increase was approximately $2.2 million.

•

Effect of the change in the cost of funds and average capital and net non-earning assets and non-costing liabilities - Our average cost of funds increased by 29 basis points for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, from 4.81% to 5.10%. Since we earn interest on the investment of capital and any non-costing liabilities, Net Interest Income is positively impacted as interest rates rise, and we earn a higher return on our net capital investment. The imputed increase in Net Interest Income due to the increase in the cost of funds was approximately $5.3 million. Likewise, as average Net equity increases or decreases, this also leads to a corresponding change in Net Interest Income. Average Net equity decreased by $235 million from September 30, 2006 to September 30, 2007. Earnings from our net capital investment can be computed as the average cost of interest-bearing liabilities multiplied by the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities. The imputed decrease in Net Interest Income due to the decrease in our Net equity was approximately $8.8 million.

Changes in both volume and interest rates influence changes in Net Interest Income and Net interest margin. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but rather attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the volume and rate changes. The following table summarizes changes in interest income and interest expense between the three and nine months ended September 30, 2007, and 2006:

Rate and Volume Analysis

($ amounts in thousands)

	For the Three Months ended September 30 2007 vs. 2006			For the Nine Months ended September 30 2007 vs. 2006
	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in interest income
Advances	$11,934	$741	$12,675	$(11,256)	$62,791	$51,535
Interest-bearing deposits	11,547	(272)	11,275	6,566	2,698	9,264
Federal funds sold	28,272	(1,575)	26,697	85,499	15,558	101,057
Trading security	(212)	—	(212)	(1,305)	—	(1,305)
Held-to-maturity securities	(3,393)	(204)	(3,597)	(12,349)	4,039	(8,310)
Mortgage loans held for portfolio	(4,211)	3,730	(481)	(1,267)	7,318	6,051
Loans to other Federal Home Loan Banks	70	—	70	78	—	78

Total	44,007	2,420	46,427	65,966	92,404	158,370

Increase (decrease) in interest expense
Discount Notes	39,544	(3,749)	35,795	120,473	19,441	139,914
CO Bonds	5,319	6,752	12,071	(41,715)	72,713	30,998
Interest-bearing deposits	(4,700)	(609)	(5,309)	(8,911)	2,380	(6,531)
Mandatorily redeemable capital stock	807	111	918	3,870	84	3,954
Loans from other Federal Home Loan Banks	(38)	8	(30)	(47)	10	(37)
Other borrowings	(52)	11	(41)	(121)	28	(93)

Total	40,880	2,524	43,404	73,549	94,656	168,205

Increase (decrease) in Net Interest Income	$3,127	$(104)	$3,023	$(7,583)	$(2,252)	$(9,835)

Earnings Analysis

The following table presents changes in the components of our net income for the three and nine months ended September 30, 2007, and 2006:

Change in Earnings Components

($ amounts in thousands)

	For the Three Months ended September 30, 2007 vs. 2006		For the Nine Months ended September 30, 2007 vs. 2006
	$ change	% change	$ change	% change
Increase (decrease) in
Interest income	$46,427	7.4%	$158,370	9.0%
Interest expense	43,404	7.5%	168,205	10.5%

Net Interest Income	3,023	6.2%	(9,835)	(6.3)%

Other income (loss)	900	294.1%	1,622	95.2%
Other expense	63	0.7%	(138)	(0.4)%

Income Before Assessments	3,860	9.8%	(8,075)	(6.5)%

AHP	410	12.4%	(255)	(2.5)%
REFCORP	690	9.6%	(1,564)	(6.9)%

Total assessments	1,100	10.5%	(1,819)	(5.5)%

Net Income	$2,760	9.6%	$(6,256)	(6.9)%

Other Income

The following table presents the components of Other income (loss) for the three and nine months ended September 30, 2007, and 2006, and an analysis of the changes in the components of these income items:

Analysis of Other Income (Loss)

($ amounts in thousands)

	For the Three Months ended September 30,				For the Nine Months ended September 30,
			2007 vs. 2006				2007 vs. 2006
	2007	2006	$ Amt	% change	2007	2006	$ Amt	% change
Service fees	$344	$356	$(12)	(3.4)%	$1,021	$1,048	$(27)	(2.6)%
Net gain (loss) on trading security	—	(134)	134	100.0%	—	(746)	746	100.0%
Net gain (loss) on derivatives and hedging activities	498	(324)	822	253.7%	(2,185)	(3,208)	1,023	31.9%
Other, net	364	408	(44)	(10.8)%	1,082	1,202	(120)	(10.0)%

Total other income (loss)	$1,206	$306	$900	294.1%	$(82)	$(1,704)	$1,622	95.2%

The increase in Other income (loss) for the three months ended September 30, 2007, compared to the same period in 2006 was primarily due to fair value adjustments made in accordance with SFAS 133 that resulted in an increase in the Net gain (loss) on derivatives and hedging activities, and, to a lesser extent, an increase in income from the Net gain (loss) on trading security because the trading security was paid off in 2006.

The increase in Other income (loss) for the nine months ended September 30, 2007, compared to the same period in 2006 was primarily due to fair value adjustments made in accordance with SFAS 133 that resulted in an increase in the Net gain (loss) on derivatives and hedging activities for the first nine months of 2007 compared to the first nine months of 2006 and an increase from the Net gain (loss) on trading security because the trading security was paid off in 2006.

The following tables present the components of the change in the Net gain (loss) on derivatives and hedging activities by type of hedge and type of product:

Components of Net Gain (Loss) on Derivatives and Hedging Activities

By Hedge

($ amounts in thousands)

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2007	2006	2007	2006
Fair Value Hedges
Net gain (loss) due to ineffectiveness on
Advances	$2,305	$642	$866	$(293)
MPP	—	5	118	684
CO Bonds	(2,684)	(636)	(3,179)	(1,252)

Net gain (loss) on fair value hedges	(379)	11	(2,195)	(861)

Non SFAS 133/Economic Hedges
Net interest receipt (payment) settlements(1)
Advances	—	2	4	23
Investments	—	5	3	(274)
CO Bonds	(214)	(276)	(1,085)	(1,031)

Net settlements	(214)	(269)	(1,078)	(1,282)

SFAS 133 derivative fair value gain (loss) adjustments
Advances	—	(7)	(4)	(11)
Investments	(4)	7	(6)	184
CO Bonds	1,231	243	1,466	474
MPP	(136)	(309)	(368)	(1,712)

Fair value adjustments	1,091	(66)	1,088	(1,065)

Net gain (loss) on economic hedges	877	(335)	10	(2,347)

Net gain (loss) on derivatives and hedging activities	$498	$(324)	$(2,185)	$(3,208)

(1)	Net settlements represent the net interest payments or receipts on interest rate exchange agreements for hedges not receiving fair value hedge accounting.

Net Gain (Loss) on Derivatives and Hedging Activities

By Product

($ amounts in thousands)

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2007	2006	2007	2006
Advances	$2,305	$637	$866	$(281)
Investments	(4)	12	(3)	(90)
MPP	(136)	(304)	(250)	(1,028)
CO Bonds	(1,667)	(669)	(2,798)	(1,809)

Net gain (loss) on derivatives and hedging activities	$498	$(324)	$(2,185)	$(3,208)

Other Expense

The following table presents a breakdown of Total other expense for the three and nine months ended September 30, 2007, and 2006, and an analysis of the changes in the components of these expenses:

Analysis of Other Expense

($ amounts in thousands)

	For the Three Months ended September 30,				For the Nine Months ended September 30,
			2007 vs. 2006				2007 vs. 2006
	2007	2006	$ Amt	% change	2007	2006	$ Amt	% change
Compensation and benefits	$6,056	$5,883	$173	2.9%	$20,669	$19,657	$1,012	5.1%
Other operating expenses	2,220	2,151	69	3.2%	6,666	7,494	(828)	(11.0)%
Finance Board and Office of Finance Expenses	738	759	(21)	(2.8)%	2,344	2,344	—	—%
Other	382	540	(158)	(29.3)%	1,316	1,638	(322)	(19.7)%

Total other expense	$9,396	$9,333	$63	0.7%	$30,995	$31,133	$(138)	(0.4)%

The increase in Total other expense for the three months ended September 30, 2007, compared to the same period in 2006, was primarily due to higher Compensation and benefits as a result of an increased accrual for incentive compensation payouts, increased amortization of unrecognized prior service costs related to our defined benefit plans, and other transition expenses incurred during the third quarter of 2007. These increases in expenses were partially offset by decreased salaries resulting from a smaller workforce after certain employees accepted the early retirement incentive offered in the fourth quarter of 2006 and a reduction in force that occurred in the first quarter of 2007.

This increase in Total other expense was partially offset by lower master servicing fees for MPP that were renegotiated during the second quarter of 2007.

The decrease in Total other expense for the nine months ended September 30, 2007, compared to the same period in 2006, was primarily due to:

•	lower Other operating expenses from the cost-cutting measures initiated in 2006 that resulted in a smaller workforce, and

•	lower master servicing fees for MPP that were renegotiated during the second quarter of 2007.

These decreases were partially offset by higher Compensation and benefits resulting from a $3.2 million charge incurred in the first quarter of 2007 related to the early retirement incentive offered in the fourth quarter of 2006 and increased amortization of unrecognized prior service costs related to our defined benefit plans. These increased Compensation and benefits expenses were partially offset by a reduced incentive compensation accrual for the first three quarters of 2007 and decreased salaries resulting from a smaller workforce after certain employees accepted the early retirement incentive offered in the fourth quarter of 2006 and a reduction in force that occurred in the first quarter of 2007.

AHP and REFCORP Payments

Although the Federal Home Loan Banks are not subject to federal or state income taxes, the financial obligations of AHP contributions and REFCORP payments are statutorily required.

AHP. The Federal Home Loan Banks are required to contribute, in the aggregate, the greater of $100 million or 10% of their Net Income, before interest expense for mandatorily redeemable capital stock that is classified as debt, and after the REFCORP assessments to fund the AHP. The AHP expense for the three and nine months ended September 30, 2007, was $3.7 million and $10.0 million, respectively, compared to $3.3 million and $10.2 million, respectively, for the same periods in 2006.

REFCORP. With the Financial Services Modernization Act of 1999, Congress established a fixed payment of 20% of Net Income after the AHP obligation as the REFCORP payment beginning in 2000 for each Federal Home Loan Bank. The law also calls for an adjustment to be made to the total number of REFCORP payments due in future years so that, on a present value basis, the combined REFCORP payments of all 12 Federal Home Loan Banks are equal in amount to what had been required under the previous calculation method. The 20% fixed percentage REFCORP rate applied to earnings resulted in expenses of $7.9 million and $21.1 million for the three and nine months ended September 30, 2007, respectively, compared to $7.2 million and $22.6 million, respectively, for the same periods in 2006.

Business Segments

We manage our business by grouping the income and expenses from our products and services within two business segments: TFIDP and MPP.

The following tables set forth our financial performance by operating segment for the three and nine months ended September 30, 2007, and 2006:

Traditional Funding, Investments and Deposit Products

($ amounts in thousands)

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2007	2006	2007	2006
Net Interest Income	$42,066	$41,124	$113,460	$120,708
Other income (loss)	1,342	609	168	(676)
Other expenses	8,646	8,391	28,711	28,229

Income Before Assessments	34,762	33,342	84,917	91,803

AHP	3,026	2,815	7,480	7,638
REFCORP	6,348	6,106	15,488	16,833

Total assessments	9,374	8,921	22,968	24,471

Net Income	$25,388	$24,421	$61,949	$67,332

The increase in Net Income for TFIDP of $1.0 million for the three months ended September 30, 2007, compared to the same period in 2006, was primarily due to the following factors:

•

an increase of $0.9 million in Net Interest Income resulting from higher interest-earning assets and higher net equity and recent trends in market interest rates that have resulted in wider spreads on short-term investments, partially offset by an increase in Total interest expense due to a larger amount of Mandatorily redeemable capital stock that is classified as a liability; and

•

an increase in Other income (loss) of $0.7 million due to fair value adjustments made in accordance with SFAS 133 that resulted in an increase in the Net gain (loss) on derivatives and hedging activities, and an increase from the Net gain (loss) on trading security because the trading security was paid off in 2006.

These increases were partially offset by:

•	an increase in Other expenses of $0.3 million that is described in greater detail in “Other Expense” herein; and

•	an increase in Total assessments of $0.5 million that is consistent with the higher level of Income Before Assessments.

The decrease in Net Income for TFIDP of $5.4 million for the nine months ended September 30, 2007, compared to the same period in 2006, was primarily due to:

•

a decrease of $7.2 million in Net Interest Income resulting from narrower spreads on MBS, partially offset by increased spreads on short-term investments that were caused by recent trends in market interest rates, and an increase in Total interest expense due to a larger amount of Mandatorily redeemable capital stock that is classified as a liability; and

•	an increase in Other expenses of $0.5 million that is described in more detail in “Other Expense” herein.

This decrease was partially offset by:

•

an increase in Other income (loss) of $0.8 million due to fair value adjustments made in accordance with SFAS 133 that resulted in an increase in the Net gain (loss) on derivatives and hedging activities for the first nine months of 2007 compared to the first nine months of 2006 and an increase from the Net gain (loss) on trading security because the trading security has been paid off; and

•	a decrease in Total assessments of $1.5 million that is consistent with the lower Income Before Assessments.

MPP

($ amounts in thousands)

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2007	2006	2007	2006
Net Interest Income	$9,372	$7,291	$32,878	$35,465
Other income (loss)	(136)	(303)	(250)	(1,028)
Other expenses	750	942	2,284	2,904

Income Before Assessments	8,486	6,046	30,344	31,533

AHP	693	494	2,477	2,574
REFCORP	1,558	1,110	5,573	5,792

Total assessments	2,251	1,604	8,050	8,366

Net Income	$6,235	$4,442	$22,294	$23,167

The increase in Net Income for MPP of $1.8 million for the three months ended September 30, 2007, compared to the same period in 2006, was primarily due to:

•

an increase in Net Interest Income of $2.1 million primarily due to recent trends in market interest rates that resulted in a decrease in amortization of SFAS 91 premium and SFAS 133 basis adjustments, partially offset by the maturity of lower coupon liabilities that were replaced with higher coupon liabilities;

•

a decrease of $0.2 million in Other expenses resulting from lower master servicing fees for MPP that were renegotiated during the second quarter of 2007 and reduced Other operating expenses due to the cost-cutting measures initiated in 2006; and

•

an increase of $0.2 million in Other income (loss) as a result of the loss of our largest MPP sellers resulting in a decrease in mortgage loans purchased and a corresponding reduction in the fair value loss adjustments made in accordance with SFAS 133 related to MPP hedges and commitments that resulted in an increase in the Net gain (loss) on derivatives and hedging activities.

These increases were partially offset by an increase in Total assessments of $0.6 million, consistent with the higher level of Income Before Assessments.

The decrease in Net Income for MPP of $0.9 million for the nine months ended September 30, 2007, compared to the same period in 2006, was primarily due to a decrease of $2.6 million in Net Interest Income that resulted from narrower spreads on MPP loans, partially offset by a decrease in SFAS 91 amortization of premium and SFAS 133 basis adjustments, that were caused by recent trends in market interest rates.

The decrease in Net Interest Income was partially offset by the following factors:

•

an increase in Other income (loss) of $0.8 million due to the loss of our largest MPP sellers, which resulted in a decrease in mortgage loans purchased and a corresponding reduction in the fair value loss adjustments made in accordance with SFAS 133 related to MPP hedges and commitments that resulted in an increase in the Net gain (loss) on derivatives and hedging;

•

a decrease in Other expense of $0.6 million due to lower master servicing fees for MPP that were renegotiated during the second quarter of 2007 and reduced costs due to cost-cutting measures initiated in 2006; and

•	a decrease in Total assessments of $0.3 million that is consistent with the lower Income Before Assessments.

Analysis of Financial Condition

Advances

Advances at par increased by $1.7 billion to $24.1 billion at September 30, 2007, compared to $22.4 billion at December 31, 2006. This increase was primarily caused by increased demand for Advances from many of our members, including, in particular, our insurance company members. Advances to insurance company members have increased to $2.4 billion, or 10.0% of total Advances, at September 30, 2007, compared to $0.9 billion, or 3.9% of total Advances, as of December 31, 2006. The remaining increase of $0.2 billion was caused by increases in Advances to our other members, largely offset by a $1.9 billion decrease in outstanding Advances to one of our large members. Most of this year’s increase occurred during the third quarter as many of our members took advantage of lower fixed interest rates. In general, Advance balances fluctuate in accordance with our members’ funding needs related to their mortgage pipelines, investment opportunities and other balance sheet strategies.

A breakdown of Advances, at par value, by primary product line, as of September 30, 2007, and December 31, 2006, is provided below:

Advances by Product Line

($ amounts in thousands, at par)

	September 30, 2007		December 31, 2006
	$ amount	% of Total	$ amount	% of Total
Fixed-rate bullet	$14,865,983	61.7%	$15,740,064	70.4%
Putable	4,600,550	19.1%	3,662,050	16.4%
Fixed-rate amortizing	2,154,885	9.0%	1,459,027	6.5%
Adjustable (1)	1,671,434	6.9%	1,025,984	4.6%
Variable	792,381	3.3%	479,605	2.1%

Total Advances, at par value	$24,085,233	100.0%	$22,366,730	100.0%

(1)

Includes two outstanding Advances with a total par of $15 million modified (in accordance with Emerging Issues Task Force 01-07, Creditor’s Accounting for a Modification or Exchange of Debt Instruments) from Putable Advances to Adjustable Advances with $0.6 million, and $0.8 million in remaining deferred fees outstanding as of September 30, 2007, and December 31, 2006, respectively.

Short-term Investments

Our short-term investments provide efficient utilization of capital and enhanced liquidity. As of September 30, 2007, short-term investments totaled $12.9 billion, an increase of $5.2 billion from December 31, 2006, due to increases of $3.1 billion in Federal funds sold and $2.1 billion in Interest-bearing deposits.

Mortgage Loans Held for Portfolio, Net

We purchase mortgage loans from our members through our MPP. At September 30, 2007, after considering the effects of premiums, discounts, SFAS 133 basis adjustments, and allowances for credit losses on mortgage loans, we held $9.5 billion in mortgage loans purchased from our members, compared to $10.0 billion at December 31, 2006. We expect that our mortgage portfolio will continue to decrease due to the loss of several sources of new mortgage loans, the reduction of outstanding balances due to maturity or prepayment and our decision to concentrate on purchasing loans from small- to mid-size members.

Some of the other factors that impact the volume of mortgage loans purchased through the MPP include the general level of housing activity in the U.S., the level of refinancing activity, and consumer product preferences. In accordance with our MPP policy for conventional loans, we purchase prime, fixed-rate, fixed-term mortgage loans.

The following table presents the composition of our outstanding purchased mortgage loans at September 30, 2007, and December 31, 2006:

Mortgage Loans Held for Portfolio

($ amounts in thousands)

	September 30, 2007
	Medium- term(1)	Long-term(2)	Total
Unpaid principal balance	$1,441,084	$8,048,111	$9,489,195
Deferred net premium	6,624	4,026	10,650
Basis adjustments from terminated fair value hedges and loan commitments.	(148)	22,229	22,081

Total mortgage loans held for portfolio, net	$1,447,560	$8,074,366	$9,521,926

	December 31, 2006
	Medium- term(1)	Long-term(2)	Total
Unpaid principal balance	$1,567,102	$8,418,418	$9,985,520
Deferred net premium	8,168	4,390	12,558
Basis adjustments from terminated fair value hedges and loan commitments.	(216)	22,808	22,592

Total mortgage loans held for portfolio, net	$1,575,054	$8,445,616	$10,020,670

(1)	Medium-term is defined as an original term of 15 years or less.

(2)	Long-term is defined as an original term greater than 15 years.

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

Recently, the three rating agencies reaffirmed their insurer financial strength ratings of AA for the Mortgage Guaranty Insurance Corporation (“MGIC”), our primary SMI provider. However, they also revised their rating outlook or watch for MGIC to Negative. Finance Board regulations require that all providers of SMI be rated not lower than AA, and our Sellers are legally obligated to maintain such insurance with an insurer rated not lower than AA. If at any time one of our SMI providers is downgraded below AA, we may be required by the Finance Board to seek replacement insurance from another company that meets the rating requirement. Alternatively, we may be required to seek regulatory forbearance if such alternative insurance is unavailable. Depending upon market conditions at that time, the cost of replacement insurance could be higher than the current cost, which would have a material adverse impact on the profitability of our MPP portfolio. However, it is not currently anticipated that MGIC or any other SMI provider would be downgraded below AA.

Held-to-maturity Securities

Held-to-maturity securities increased to $6.7 billion at September 30, 2007, compared to $6.5 billion at December 31, 2006, due to purchases made within the regulatory limit of three times our Total regulatory capital.

Held-to-maturity securities are evaluated for impairment on a quarterly basis, or more frequently if events or changes in circumstances indicate that these investments may be impaired. We would record an impairment charge when a held-to-maturity security has experienced an other-than-temporary decline in fair value, which would occur if we anticipate that its cost may not be fully recoverable. At September 30, 2007, the estimated fair value of our Held-to-maturity securities was $6.6 billion, resulting in a net unrealized loss of $0.1 billion compared to an estimated fair value of $6.4 billion and a net unrealized loss of $0.1 billion at December 31, 2006. The net unrealized loss at both points in time was caused by increased interest rates. We reviewed our Held-to-maturity securities as of September 30, 2007, and have determined that all unrealized losses were temporary. Additionally, we have the ability and the intent to hold such investments to maturity, at which time the unrealized losses will be recovered.

Interest-Bearing Deposits (Liabilities)

Interest-bearing deposits were $0.7 billion at September 30, 2007, a decrease of $0.2 billion compared to $0.9 billion at December 31, 2006. These deposits represent a relatively small portion of our funding, and they vary depending upon market factors such as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members’ investment preferences with respect to the maturity of their investments, collateral flows, and member liquidity.

Consolidated Obligations

At September 30, 2007, the carrying values of Discount Notes and CO Bonds issued on our behalf totaled $16.0 billion and $33.9 billion, respectively, compared to $10.5 billion and $32.8 billion, respectively, at December 31, 2006. The overall balance of our COs fluctuates in relation to our Total assets. For the nine months ended September 30, 2007, the increase was primarily attributable to the increases in our short-term investments, consisting of Interest-bearing deposits and Federal funds sold, and Advances.

Derivatives

As of September 30, 2007, and December 31, 2006, we had derivative assets including accrued interest with market values of $70.5 million and $99.5 million, respectively, and derivative liabilities including accrued interest with market values of $63.4 million at September 30. 2007, and December 31, 2006. These amounts reflect the impact of interest rate changes that affected the market value of our derivatives. We record all derivative financial instruments on the Statements of Condition at their fair value with changes in the fair value of all derivatives recorded through earnings.

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

Capital

Total capital increased to $2.1 billion at September 30, 2007, compared to $2.0 billion at December 31, 2006. The following table presents the components of this $0.1 billion increase:

	Capital Stock	Retained Earnings	Other Comprehensive Income	Total
Balance at December 31, 2006	$1,793,512	$166,622	$(5,420)	$1,954,714
Reclassification to Mandatorily redeemable capital stock related to membership withdrawal	(12,272)			(12,272)
Proceeds from the sale of capital stock	160,252			160,252
Net Income		84,243		84,243
Mandatorily redeemable capital stock distributions		(74)		(74)
Dividends paid		(64,806)		(64,806)
Pension and post-retirement plans			(914)	(914)

Balance at September 30, 2007	$1,941,492	$185,985	$(6,334)	$2,121,143

Total Regulatory Capital

Our total regulatory capital consists of Retained earnings, Class B stock, and Mandatorily redeemable capital stock. Mandatorily redeemable capital stock is classified as a liability according to GAAP on our Statements of Condition. As of September 30, 2007, $694.2 million or 33% of our total regulatory capital stock balance was comprised of stock not required as a condition of membership or to support services to members, compared to $618.6 million or 32% at December 31, 2006. The increase of $75.6 million in excess stock was primarily due to the decrease in Advances to one large member as described in “Advances” herein, partially offset by the decrease in the excess stock of other members. In general, the level of excess stock fluctuates with our members’ demand for Advances.

We generally will not redeem or repurchase member capital stock until five years after either the membership is terminated or we receive a notice of withdrawal from membership. If we receive a request to redeem excess stock, we are not required to redeem or repurchase such excess stock until the expiration of the five-year redemption period. However, we reserve the right to repurchase, and have repurchased, excess stock from a member, without a member request and at our discretion, upon 15 days’ notice to the member.

Retained Earnings

Retained earnings equaled $186.0 million at September 30, 2007, an increase of $19.4 million compared to December 31, 2006. The following table quantifies the net change in Retained earnings:

Net Income versus Dividends Paid

($ amounts in thousands)

	For the Nine Months ended September 30,
	2007	2006
Net Income	$84,243	$90,499
Dividends paid	(64,806)	(76,679)
Mandatorily redeemable capital stock distributions	(74)	(373)

Change in Retained earnings	$19,363	$13,447

Our Retained Earnings Policy establishes guidelines for our board to use in determining the amount of earnings to retain. These guidelines include, but are not limited to: (i) a retained earnings target that is comprised of market, credit, operations and accounting risk components; (ii) the impact on our members; and (iii) the stability of stock and membership levels. The retained earnings target reflects a minimum Retained earnings balance after the quarterly dividend is paid. At September 30, 2007, the retained earnings target was $113.9 million. In addition, our board may establish an additional supplemental allowance to provide further protection from unusual adverse events. Our board has determined this amount to be 10% of the retained earnings target. Our board also considers other market-value based measures to determine the appropriate level of Retained earnings which are reviewed on a quarterly basis. The Retained earnings balance at September 30, 2007, adjusted for the third quarter dividend of $21.7 million that was declared in October 2007, was $164.3 million.

Our Retained earnings target can be superseded by Finance Board mandates, either by an order specific to the Bank, by institution of new advisory guidelines, or by promulgation of new regulations requiring a level of Retained earnings that is different from our currently targeted level. Over time, and as our risk profile changes, we will continue to evaluate our Retained earnings position.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity are short-term investments and the issuance of new COs in the form of CO Bonds and Discount Notes. See “Business – Funding Sources” in our 2006 Annual Report on Form 10-K, for a detailed discussion of our COs and the joint and several liability of all of the Federal Home Loan Banks for these COs. COs enjoy favorable status as GSE-issued debt; however, they are not obligations of the United States government, and the United States government does not guarantee them. As of October 31, 2007, the COs were rated Aaa/P-1 by Moody’s and AAA/A-1+ by S&P, reflecting the likelihood of timely payment of principal and interest on the COs. Their GSE-issuer status and these ratings have historically provided excellent access to the capital markets for the Federal Home Loan Banks. In addition, under certain circumstances, the U.S. Treasury may acquire up to $4 billion of the Federal Home Loan Banks’ COs, which would offer additional liquidity to the Federal Home Loan Banks, if needed. See “Risk Factors – Our Credit Rating Could be Lowered” in our 2006 Annual Report on Form 10-K, for a discussion of events that could have a negative impact on the rating of these COs.

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

Our cash and short-term investment portfolio, which includes Federal funds sold and Interest-bearing deposits, totaled $12.9 billion at September 30, 2007, compared to $7.7 billion at December 31, 2006. The maturities of these short-term investments provide cash flows to support our ongoing liquidity needs.

Capital Resources

The following table presents minimum capital ratios, permanent and risk-based capital requirement amounts, and various leverage ratios as of September 30, 2007, and December 31, 2006:

Regulatory Capital Requirements

($ amounts in thousands)

	As of September 30, 2007	As of December 31, 2006
Minimum regulatory capital ratio requirement	4.00%	4.00%
Actual regulatory capital ratio (1)	4.28%	4.51%
Minimum regulatory capital requirement	$2,142,012	$1,874,756
Permanent capital (2)	$2,290,947	$2,111,466
Risk-based capital requirement	$470,751	$522,073
Minimum regulatory leverage ratio	5.00%	5.00%
Actual regulatory leverage ratio	6.42%	6.76%
Minimum regulatory leverage capital requirement	$2,677,515	$2,343,445
Actual regulatory leverage capital	$3,436,421	$3,167,199

(1)	The regulatory capital ratio is calculated by dividing permanent capital by Total assets.

(2)	Permanent capital is defined as Retained earnings, Class B Stock, and Mandatorily redeemable capital stock.

Mandatorily Redeemable Capital Stock

At September 30, 2007, we had $163.5 million in capital stock subject to mandatory redemption from 16 former members, compared to $151.3 million in capital stock subject to mandatory redemption from 14 former members at December 31, 2006.

In addition to the Mandatorily redeemable capital stock, we had $50.1 million of excess stock subject to redemption requests outstanding from six members at September 30, 2007, and December 31, 2006. Excess stock redemption requests are not subject to reclassification from equity to liability, as the requesting member may revoke its request at any time, without penalty, throughout the five-year waiting period, and the amount ultimately redeemed, if any, is contingent on the member meeting various stock requirements on the redemption date. These requests are not considered substantive in nature, and, therefore, these amounts are not classified as a liability.

The following table shows the amount of all pending capital redemption requests received from members by year of redemption at September 30, 2007, and December 31, 2006 ($ amounts in thousands):

Contractual Year of Redemption	September 30, 2007	December 31, 2006
Due in 1 year or less	$—	$—
Due after 1 year through 2 years	13,384	4,643
Due after 2 years through 3 years	3,329	8,748
Due after 3 years through 4 years	124,571	3,883
Due after 4 years through 5 years	72,273	179,011

Total	$213,557	$196,285

Capital Distributions

We may, but are not required to, pay dividends on our stock. Dividends may be paid in cash or Class B Stock out of current and previously Retained earnings, as authorized by our board, and subject to Finance Board regulations. In December 2006, the Finance Board issued a rule that prohibits a Federal Home Loan Bank from issuing new excess stock if the amount of excess stock outstanding exceeds one percent of the Bank’s Total assets. Therefore, we are not currently permitted to pay stock dividends because our excess stock balance at September 30, 2007, of $694.2 million exceeds one percent of our Total assets by $158.7 million and was equal to 1.30% of our Total assets.

Cash dividends on Class B-1 Stock were paid at an annualized rate of 4.50% during both the third quarters of 2007 and 2006 based on our earnings for the second quarters of 2007 and 2006.

On October 19, 2007, we announced a cash dividend on our Class B-1 stock of 4.50% (annualized) based on our results for the third quarter of 2007. On October 20, 2006, we announced a cash dividend on our Class B-1 stock of 4.75% (annualized), based on our results for the third quarter of 2006. Future dividends will be determined based on income earned each quarter, our Retained Earnings Policy, and capital management considerations. The decrease in our dividend payout ratio over the first three quarters of 2007 reflects our board’s decision to increase our Retained earnings.

Off-balance Sheet Arrangements

Commitments that legally bind and unconditionally obligate us for additional Advances and letters of credit totaled approximately $50.4 million and $18.4 million at September 30, 2007, and December 31, 2006, respectively. The increase of $32.0 million is primarily due to an increase in Advances and letters of credit that had traded but not settled as of September 30, 2007, as compared to December 31, 2006. Commitments generally are for periods up to 12 months. Based on management’s credit analyses and collateral requirements, we do not deem it necessary to record any additional liability on these commitments. Commitments are fully collateralized at the time of issuance.

Commitments that unconditionally obligate us to fund/purchase mortgage loans totaled $30.7 million and $10.9 million at September 30, 2007, and December 31, 2006, respectively. While the balance has increased by $19.8 million during the period, the year-to-date average for these commitments has decreased by $27.0 million from $53.3 million at December 31, 2006, to $26.3 million at September 30, 2007, due to the loss of our largest MPP sellers and a corresponding decrease in mortgage loans purchased. Commitments are generally for periods not to exceed 91 days. In accordance with SFAS 149, such commitments entered into after June 30, 2003, were recorded as derivatives at their fair value.

Unused lines of credit totaled $140.4 million at September 30, 2007, and $166.6 million at December 31, 2006. The decrease of $26.2 million is a result of increased usage and a decrease in the amount of lines of credit outstanding to our members.

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

SFAS 157. On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). In defining fair value, SFAS 157 retains the exchange price notion in earlier definitions of fair value. However, the definition focuses on the price that would be received to sell an asset or paid to transfer a liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 applies whenever other accounting pronouncements require or permit fair value measurements. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 also establishes a fair value hierarchy that prioritizes the information used to develop assumptions used to determine the exit price. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008, for the Bank), and interim periods within those fiscal years. We expect that the implementation of SFAS 157 will not have a material effect on our results of operations or financial condition.

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

SFAS 159. On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 creates a fair value option allowing, but not requiring, an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008, for the Bank). We do not expect to record a material adjustment to our Retained earnings upon the implementation of SFAS 159 at January 1, 2008. However, the extent to which we may elect the fair value option in the future could have a material impact on our results of operations and financial condition.

FSP FIN 39-1, Amendment of FASB Interpretation No. 39. This FASB staff position (“FSP”) was issued on April 30, 2007, and addresses modifications to FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts. Specifically, these modifications permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. This FSP is effective for fiscal years beginning after November 15, 2007, (January 1, 2008, for the Bank) with early application permitted. While we expect that the reclassification of amounts between captions on our Statements of Condition will be material, the adoption of this FSP will not have a material impact on our financial condition or our results of operations.

Regulatory Developments

Regulatory Enforcement Actions

On October 10, 2007, the Finance Board released a written agreement that had been in place with the Federal Home Loan Bank of Chicago since June 30, 2004, and replaced it with a consensual cease and desist order (“Order”). Under the terms of the Order, capital stock repurchases and redemptions are prohibited unless the Federal Home Loan Bank of Chicago receives the prior approval of the Finance Board’s Office of Supervision. The Order also requires prior approval for the declaration and payment of any dividends on the Federal Home Loan Bank of Chicago’s capital stock. Further details of the Order are set forth in the Federal Home Loan Bank of Chicago’s Current Report on Form 8-K which was furnished to the SEC on October 10, 2007. As the Federal Home Loan Banks issue COs jointly, this Order may adversely affect our cost of funds. However, as the Federal Home Loan Bank of Chicago has been under a written agreement with the Finance Board since 2004, which contained similar terms to the Order, it is not currently anticipated that the issuance of the Order will have a material or long-term effect on our cost of funds or our access to the capital markets.

Advisory Bulletin 2007-AB-02

On October 23, 2007, the Finance Board issued Advisory Bulletin 2007-AB-02, Implementation of Fair Value Accounting Standards (the “Advisory Bulletin”). The Advisory Bulletin provides the Federal Home Loan Banks with the Finance Board’s expectations regarding the implementation of SFAS 157 and SFAS 159. Among other things, the Finance Board expects each of the Federal Home Loan Banks to inform the Finance Board, by November 30, 2007, of:

•

its schedule for implementing SFAS 157 and SFAS 159, including, but not limited to, outstanding implementation issues, target dates for key remaining implementation activities, and assurance that its board has adequate time and information to make or ratify implementation decisions; and

•	an estimate of its expected SFAS 157 and SFAS 159 transition adjustments.

We anticipate complying with the Finance Board’s request for this information.

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

Based on the current exposure, management does not anticipate any material credit loss on Advances, investments, mortgage loans, derivatives or AHP grants due to our careful application of underwriting, collateralization standards, and counterparty limits, as described below.

Our board adopted a Subprime and Nontraditional Mortgage Loan Policy on June 14, 2007, that establishes guidelines for managing the potential credit risks associated with any subprime or nontraditional loans in our collateral and investment portfolio or the MPP. At this time, we are within the thresholds established by the new policy and do not anticipate that any potential exposure will be material to our financial condition.

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

Credit risk can be magnified if the lender concentrates its portfolio in a few borrowers. Because of our limited territory, Indiana and Michigan, and because of continuing consolidation among the financial institutions that comprise the members of the 12 Federal Home Loan Banks, we have only a limited pool of large borrowers. As of September 30, 2007, our top two borrowers held 40.2% of total Advances outstanding, at par. See “Highlights of our Operating Results for the Three and Nine Months Ended September 30, 2007” herein for information regarding the potential loss of one of these members. Because of this concentration in Advances, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we analyze the implications to our financial management and profitability if we were to lose the business of one or more of these customers.

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

Investments. We are also exposed to credit risk through our investment portfolios. The Risk Management Policy (“RMP”) approved by our board restricts the acquisition of investments to high-quality, short-term money market instruments and highly-rated long-term securities. The short-term investment portfolio represents unsecured credit. Therefore, counterparty ratings, performance, and capital adequacy are monitored on a daily basis in an effort to mitigate unsecured credit risk on the short-term investments. Our long-term investments consist of residential MBS, commercial MBS and asset-backed securities (“ABS”). We primarily hold AAA-rated (privately-issued and GSE-issued) collateralized mortgage obligations and pass-throughs. All of our MBS and ABS are rated AAA by S&P or Moody’s, except for an ABS bond with a book value of $28.2 million that was downgraded to AA on April 3, 2006.

MPP. We are exposed to credit risk on loans purchased from members through the MPP. In the MPP, we establish an LRA for each pool of conventional loans purchased that is funded over time from the monthly interest payment on the mortgages in that pool and is recorded as an increase to Other liabilities in the Statement of Condition. These funds are available to cover losses in excess of the borrower’s equity and primary mortgage insurance, if any, on the conventional loans we have purchased.

Our outstanding loans, non-accrual loans, and loans 90 days or more past due and accruing interest as of September 30, 2007, and December 31, 2006, as well as the total amount of interest income recognized and the total amount of interest received on real estate mortgages during the three and nine months ended September 30, 2007, and 2006, is presented in the tables below:

Loan Portfolio Analysis

($ amounts in thousands)

	September 30, 2007	December 31, 2006
Real estate mortgages	$9,521,926	$10,020,670
Non-accrual loan participations (1)	$1	$1
Real estate mortgages past due 90 days or more and still accruing interest(2)	$67,617	$48,842

	Three Months ended September 30,		Nine Months ended September 30,
	2007	2006	2007	2006
Interest contractually due during the period	$127,199	$130,748	$389,635	$386,682
Interest actually received during the period	127,199	130,748	389,635	386,682

Shortfall(2)	$—	$—	$—	$—

(1)	Non-accrual loans include our residual participation in conventional loans not part of the MPP.

(2)	Interest on MPP is advanced by the servicer based upon scheduled principal and interest payments and therefore will not reflect the actual shortfall associated with non-accruing loans because, under this arrangement, our servicers remit payments to us as scheduled whether or not payment is received from the borrower. Although we began offering an actual/actual remittance option on June 1, 2006, it has not yet had an effect on the shortfall. Under actual/actual servicing agreements, the servicers remit payments only as they are received from the borrowers. The monthly delinquency information reported as of quarter end is provided by the servicer through the master servicer one month after the actual mortgage loan balance activity.

An analysis of real estate mortgages past due 90 days or more and still accruing interest and the percentage of those loans to the total real estate mortgages outstanding as of September 30, 2007, and December 31, 2006, follows:

Real Estate Mortgages Past Due 90 Days or More

($ amounts in thousands)

	As of September 30, 2007	As of December 31, 2006
Total Conventional mortgage loan delinquencies	$25,040	$19,386
Total Conventional mortgage loans outstanding, at par	$8,662,253	$9,063,259
Percentage of delinquent conventional loans	0.29%	0.21%
Total FHA mortgage loan delinquencies	$42,577	$29,456
Total FHA mortgage loans outstanding, at par	$826,942	$922,261
Percentage of delinquent FHA mortgage loans	5.15%	3.19%
Total mortgage loan delinquencies	$67,617	$48,842
Total mortgage loans outstanding, at par	$9,489,195	$9,985,520
Percentage of delinquent mortgage loans	0.71%	0.49%

The 90 day delinquency ratio for conventional mortgages has increased from 0.21% to 0.29% during the first nine months of 2007. It is typical for mortgage delinquencies to increase during the first few years of a loan portfolio’s life. Since our portfolio contains relatively new loans, the delinquency ratio is increasing as the loans age and our percentage of new loans decreases.

For government-insured (FHA) mortgages, the delinquency rate is generally higher than for the conventional mortgages held in our portfolio. We rely on government insurance, which generally provides a 100% guarantee, as well as quality control processes, to maintain the credit quality of this portfolio. The 90 day delinquency ratio for FHA mortgages has increased from 3.19% to 5.15% during the first nine months of 2007. This is due to the aging of the portfolio described above. Also, we have not purchased any FHA loans this year.

Although we have had no loan charge-offs in the first nine months of 2007, our policy is to charge-off a loan against our loan loss reserve, if any, when, after foreclosure, the liquidation value of the real estate collateral plus credit enhancements does not cover our mortgage loan balance outstanding, or when an estimated or known loss exists. A loss contingency will be recorded when, in management’s judgment, it is probable that impairment has occurred, and the amount of loss can be reasonably estimated. Probable impairment is defined as the point at which, using current information and events, we estimate that we will be unable to collect all principal and interest contractually due.

Based on our analysis, and after consideration of LRA, SMI, and credit enhancements, there was no allowance for credit losses on real estate mortgage loans as of and for the nine months ended September 30, 2007, and 2006, or as of December 31, 2006.

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

Credit enhancement fees as of and for the nine months ended September 30, 2007, and 2006, are presented below:

Credit Enhancement Fees

($ amounts in thousands)

	For the Nine Months ended September 30,
	2007	2006
Average conventional MPP loans outstanding	$8,895,914	$8,776,593

LRA fees	$4,873	$4,844
SMI fees	5,621	5,705

Total Credit Enhancement fees	$10,494	$10,549

Enhancement fees as a % of average conventional MPP loans outstanding	0.16%	0.16%

Loans in the MPP are dispersed geographically, as shown in the following table:

Geographic Concentration of MPP Loans (1)(2)

	September 30, 2007	December 31, 2006
Midwest	33.1%	31.4%
Northeast	11.5%	11.7%
Southeast	20.8%	21.3%
Southwest	21.6%	22.3%
West	13.0%	13.3%

Total	100.0%	100.0%

(1)	Percentages calculated based on the unpaid principal balance at the end of each period.

(2)	Midwest includes IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI.

Northeast includes CT, DE, MA, ME, NH, NJ, NY, PA, RI, VI and VT.

Southeast includes AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV.

Southwest includes AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT.

West includes AK, CA, HI, ID, MT, NV, OR, WA, and WY.

The MPP mortgage loans held for portfolio are dispersed across all fifty states, the District of Columbia and the U.S. Virgin Islands. No single zip code represented more than 1% of MPP loans outstanding at September 30, 2007, or December 31, 2006. It is likely that the concentration of MPP loans in our district states of Indiana and Michigan will increase in the future due to the loss of our three largest sellers because those three sellers were our greatest sources of nationwide mortgages. The median size of an outstanding MPP loan was approximately $139,000 at September 30, 2007, and December 31, 2006.

As described above, we perform periodic reviews of our portfolio to identify the losses expected in the portfolio and to determine the likelihood of collection of loans in the portfolio. As a result of this review, we have projected that each member’s LRA balance and the mortgage insurance coverage exceeds the expected losses in the portfolio. Should we have losses in excess of the collateral held, LRA and SMI, these losses would be recognized as credit losses for financial reporting purposes. Since the inception of MPP, we have not experienced any losses in the MPP portfolio, and no material losses are considered probable at this time.

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

The following tables summarize key information on derivative counterparties and provide information on a trade date basis as of September 30, 2007, and December 31, 2006, respectively:

Derivative Agreements

Counterparty Ratings

September 30, 2007

($ amounts in thousands)

S&P Rating	Number of Counterparties	Notional Principal	Percentage of Notional Principal	Credit Exposure Before Collateral	Credit Exposure Net of Collateral
AAA	2	$1,335,200	3.8%	$933	$933
AA+, AA, AA-	17	26,735,198	77.1%	64,812	53,612
A+, A, A-	5	6,559,350	18.9%	4,772	408

Total	24	34,629,748	99.8%	70,517	54,953
Others	1	58,026	0.2%	27	27

Total derivative notional and credit exposure	25	$34,687,774	100.0%	$70,544	$54,980

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

Duration of Equity

Duration of equity is a measure of interest rate risk and a primary metric used to manage our market risk exposure. It represents the percentage change in market value of our equity for a one percent parallel shift in the interest rate curves. We value our portfolios using two main interest rate curves, the LIBOR curve and the CO curve. The effective duration of each asset, liability, and off balance sheet position is computed independently to determine our duration of equity. Our board determines acceptable ranges for duration of equity.

The following table summarizes the duration of equity levels for our total position:

Effective Duration of Equity Scenarios

	-200 bps	0 bps	+200 bps

September 30, 2007	-5.21 years	4.64 years	1.91 years
December 31, 2006	-5.50 years	4.48 years	4.36 years

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

Duration Gap

September 30, 2007	+1.6 months
December 31, 2006	+1.6 months

Convexity

Convexity measures how fast duration changes as a function of interest rate changes. Measurement of convexity is important because of the optionality embedded in the mortgage and callable debt portfolios. The mortgage portfolios exhibit negative convexity due to the embedded prepayment options. The negative convexity on the mortgage asset is mitigated by the negative convexity of underlying callable debt. Convexity is routinely reviewed by management and used in developing funding and hedging strategies for acquisition of mortgage-based assets. A primary strategy for managing convexity risk arising from our mortgage portfolio is the issuance of callable debt. At September 30, 2007, callable debt funding mortgage assets as a percentage of the net mortgage portfolio equaled 61.9%, compared to 59.0% at the end of 2006.

Market Risk-based Capital Requirement

We are subject to the Finance Board’s risk-based capital regulations. This regulatory framework requires the maintenance of sufficient permanent capital to meet the combined credit risk, market risk, and operations risk requirements. Our permanent capital consists of Class B Stock (including Mandatorily redeemable capital stock) and Retained earnings. The market risk-based capital requirement (“MRBC”) is the sum of two components. The first component is the market value of the portfolio at risk from movements in interest rates that could occur during times of market stress. This estimation is accomplished through an internal value-at-risk based modeling approach which was approved by the Finance Board before the implementation of our Capital Plan. The second component is the amount, if any, by which the current market value of total capital is less than 85% of the book value of total capital.

MRBC is primarily based upon historical simulation methodology. The estimation incorporates scenarios that reflect interest rate shifts, interest rate volatility, and changes in the shape of the yield curve. These observations are based on historical information from 1978 to the present. In our application, MRBC is defined as the potential dollar loss from adverse market movements, measured over 120-business day time periods, with a 99.0% confidence interval, based on these historical prices and market rates. MRBC estimates as of September 30, 2007, and December 31, 2006, are presented below:

Value at Risk

Actual
September 30, 2007	$188 million
December 31, 2006	$245 million

Changes in Market Value of Equity between the Base Case and Shift Scenarios

We measure potential changes in the market value of equity based on the current month-end level of rates versus the market value of equity under large parallel rate shifts. This measurement provides information related to the sensitivity of our interest rate position:

Change in Market Value of Equity from Base Rates

	-200 bps	+200 bps
September 30, 2007	+4.1%	-6.0%
December 31, 2006	+0.6%	-9.2%

Use of Derivative Hedges

We make use of derivatives in hedging our market risk exposures. The primary type of derivative used is interest rate exchange agreements or swaps. Interest rate swaps increase the flexibility of our funding alternatives by providing specific cash flows or characteristics that might not be as readily available or cost-effective if obtained in the cash debt market. We also use TBAs to temporarily hedge mortgage positions. We do not speculate using derivatives and do not engage in derivatives trading. Additional information about our primary hedging activities using interest rate swaps can be found in our 2006 Annual Report on Form 10-K.

The volume of derivative hedges is often expressed in terms of notional principal, which is the amount upon which interest payments are calculated. The following table highlights the notional amounts by type of derivative agreement as of September 30, 2007, and December 31, 2006:

Notional Principal by Type of Derivative Agreements

($ amounts in thousands)

	September 30, 2007	December 31, 2006
Debt swaps
Bullet	$5,604,620	$5,869,975
Callable	9,581,370	6,497,870
Complex	2,748,080	4,385,080
Advances swaps
Bullet	11,994,870	11,270,016
Putable	4,598,050	3,659,550
Complex	1,000	4,000
MBS swaps	1,758	2,110
TBA hedges	27,300	309,525
Mandatory delivery commitments	30,726	10,907
Swaptions	100,000	150,000

Total	$34,687,774	$32,159,033

The above table includes interest rate swaps, TBA MBS hedges, mandatory delivery commitments and swaptions. Complex swaps include, but are not limited to, step-up and range bonds. The level of different types of derivatives is contingent upon and tends to vary with, balance sheet size, Advances demand, MPP purchase activity, and CO issuance levels.

The table below presents derivative instruments by hedged instrument as of September 30, 2007, and December 31, 2006:

Derivative Instruments by Hedged Instrument

Accrued Interest Excluded from the Fair Value

($ amounts in thousands)

	September 30, 2007		December 31, 2006
	Total Notional	Estimated Fair Value	Total Notional	Estimated Fair Value
Advances
Fair value hedges	$16,592,920	$(72,722)	$14,930,566	$97,607
Economic hedges	1,000	(1)	3,000	4

Total	16,593,920	(72,723)	14,933,566	97,611

Investments
Economic hedges	1,758	(43)	2,110	(37)

Total	1,758	(43)	2,110	(37)

MPP loans
Fair value hedges	—	—	298,425	776
Economic hedges	127,300	(43)	161,100	36
Economic (stand-alone delivery commitments)	30,726	(41)	10,907	(36)

Total	158,026	(84)	470,432	776

COs-Bonds
Fair value hedges	17,834,070	(55,474)	16,552,925	(139,625)
Economic hedges	100,000	(529)	200,000	(425)

Total	17,934,070	(56,003)	16,752,925	(140,050)

Total notional and fair value	$34,687,774	$(128,853)	$32,159,033	$(41,700)

Total derivatives excluding accrued interest		$(128,853)		$(41,700)
Accrued interest, net		135,996		77,812

Net derivative balance		$7,143		$36,112

Net derivative asset balance		$70,544		$99,482
Net derivative liability balance		(63,401)		(63,370)

Net derivative balance		$7,143		$36,112

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our President – Chief Executive Officer and our Senior Vice President, Chief Accounting Officer, has evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2007. Based upon their evaluation, they concluded that, as of September 30, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Internal Controls over Financial Reporting

During the quarter ended September 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO THE VOTE OF SECURITY HOLDERS

On November 1, 2007, we filed a Current Report on Form 8-K to announce the certified results of the election of directors for terms beginning January 1, 2008 and ending December 31, 2010, which is incorporated herein by reference. Incumbents Charles Crow of Indiana and Timothy B. Gaylord of Michigan were re-elected. In addition, John L. Skibski, James D. MacPhee, and Mark A. Hoppe, all of Michigan, were elected to the open seats in Michigan.

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

ITEM 6.	EXHIBITS

3.1*	Organization Certificate of the Federal Home Loan Bank of Indianapolis, incorporated by reference to our Registration Statement on Form 10 filed with the SEC on February 14, 2006 (Commission File No. 000-51404)

3.2*	Bylaws of the Federal Home Loan Bank of Indianapolis, incorporated by reference to our Registration Statement on Form 10 filed with the SEC on February 14, 2006 (Commission File No. 000-51404)

4*	Capital Plan of the Federal Home Loan Bank of Indianapolis, incorporated by reference to our Registration Statement on Form 10 filed with the SEC on February 14, 2006 (Commission File No. 000-51404)

10.1*	Federal Home Loan Bank of Indianapolis 2007 Executive Incentive Compensation Plan incorporated by reference to our Annual Report on Form 10-K filed on March 30, 2007

10.2	Federal Home Loan Bank of Indianapolis Supplemental Executive Thrift Plan, as amended by our Board of Directors on October 19, 2007, effective January 1, 2008

10.3	Federal Home Loan Bank of Indianapolis Supplemental Executive Retirement Plan, as amended by our Board of Directors on October 19, 2007, effective January 1, 2008

10.4	Directors’ Deferred Compensation Plan, as amended by our Board of Directors on October 19, 2007, effective January 1, 2008

10.5*	Directors’ Fee Policy effective January 2007

10.6	Form of Key Employee Severance Agreement for Executive Officers, as amended by our Board of Directors on October 19, 2007, effective January 1, 2008

14.1	Code of Conduct for Directors, Officers, Employees and Advisory Council Members, adopted September 17, 2007 and effective October 1, 2007

31.1	Certification of the President – Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Senior Vice President – Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President – Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Senior Vice President – Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	These documents are incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2007.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

By:	/s/ MILTON J. MILLER II
Name:	Milton J. Miller II
Title:	President – Chief Executive Officer

By:	/s/ PAUL J. WEAVER
Name:	Paul J. Weaver
Title:	Senior Vice President – Chief Accounting Officer