Form 10-K
period 2007-12-31
Federal Home Loan Bank of Indianapolis
filed 2008-03-24
CIK 1331754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒   Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2007, the aggregate par value of the stock held by members and non-members of the registrant was approximately $2.057 billion. At February 29, 2008, 22,291,270 shares of stock were outstanding.

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

These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions; volatility of market prices, rates, and indices; political, legislative, regulatory, or judicial events; membership changes; competitive forces; changes in investor demand for Consolidated Obligations and/or the terms of interest rate exchange agreements and similar agreements; and timing and volume of market activity. This Annual Report on Form 10-K, including the business section and Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with our financial statements and notes, which begin on page F-1.

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

•

requirements to set aside up to 20% of annual Net Income, after the Affordable Housing Program (“AHP”) expense, to repay interest on Resolution Funding Corporation (“REFCORP”) bonds issued to recapitalize the savings and loan industry’s deposit insurance fund, and resolve insolvent savings institutions, and to use 10% of annual net earnings before interest expense for Mandatorily redeemable capital stock that is classified as debt and after the REFCORP assessment to fund the AHP, resulting in a statutory assessment of approximately 26.9% of our annual income.

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

We also purchase conforming, medium- and long-term, fixed-rate mortgage loans from our members and provide members with certain correspondent services, such as securities safekeeping and wire transfers.

Business Segments

We manage our operations by grouping products and services within two business segments. These business segments are (1) Traditional Funding, Investments, and Deposit Products (“TFIDP”); and (2) the Mortgage Purchase Program (“MPP”). The revenues, profit or loss, and Total assets for each segment are disclosed in Note 16 to the audited financial statements.

TFIDP

Credit Services. We offer a wide variety of traditional funding and other related credit products to our members, including loans (“Advances”), letters of credit, and lines of credit. We approve member credit requests based on the member’s creditworthiness and financial condition, as well as its collateral position. All credit products must be fully collateralized by a member’s pledge of eligible collateral assets, primarily one-to-four family residential mortgage loans, various types of securities, deposits in our bank, and certain other real estate-related collateral (“ORERC”), such as commercial real estate loans and home equity loans, supplemented by a statutory lien provided under the Bank Act on each member’s stock in our bank. We also accept small business loans and farm loans as collateral from Community Financial Institutions (“CFIs”), which are currently defined as FDIC-insured depository institutions with average Total assets over the preceding three-year period of $625 million or less.

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

Members that are terminated or withdraw from membership are required to make arrangements to repay outstanding Advances in a reasonable time but may keep the Advances outstanding until maturity to avoid prepayment fees. We do not make Advances to non-members; however, by regulation, we are permitted to make Advances to non-member housing associates (“Housing Associates”). Housing Associates are approved lenders under Title II of the National Housing Act that are either a government agency or are chartered under federal or state law with rights and powers similar to those of a corporation. A Housing Associate must lend its own funds as its principal activity in the mortgage lending field and, although it must meet the same regulatory lending requirements as members, it does not purchase our stock and has no voting rights. We do not presently have any Advances outstanding to any Housing Associates.

We adopted a Subprime and Nontraditional Residential Mortgage Policy on June 14, 2007, that establishes guidelines for any subprime or nontraditional loans in our collateral and investment portfolio or the MPP. At this time, we are within the thresholds established by the new policy. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk Management” for more information.

Advances Concentration. For the year ended December 31, 2007, there was one customer, Flagstar Bank, FSB, that had gross interest payments on Advances, excluding the effects of interest rate exchange agreements with non-member counterparties, which exceeded 10% of our Total interest income. Advances outstanding to Flagstar Bank, FSB at December 31, 2007, were $6.3 billion and comprised 23.9% of total Advances outstanding, at par. Gross interest income earned from Flagstar Bank, FSB during the year ended December 31, 2007, was $271.4 million and comprised 10.4% of Total interest income.

For the year ended December 31, 2006, there were no customers that had gross interest payments on Advances, excluding the effects of interest rate exchange agreements with non-member counterparties, which exceeded 10% of our Total interest income.

The following tables present Advances outstanding and the weighted average rate earned on Advances outstanding for our 10 largest borrowers at December 31, 2007, and December 31, 2006, respectively.

Top 10 Advances Borrowers

As of December 31, 2007

($ amounts in thousands, at par)

Member Name	Advances Outstanding at par	% of Total	Weighted Average Rate
Flagstar Bank, FSB	$6,301,000	23.9%	4.34%
LaSalle Bank Midwest NA	4,300,168	16.3%	4.21%
Citizens Bank(1)	2,307,108	8.7%	4.77%
Jackson National Life Insurance Company	1,650,000	6.2%	4.84%
Standard Life Insurance Company of Indiana	550,000	2.1%	5.19%
Irwin Union Bank and Trust	529,424	2.0%	4.67%
Conseco Life Insurance Company	450,000	1.7%	5.06%
Citizens First Savings Bank	384,540	1.5%	4.84%
First Financial Bank	322,435	1.2%	5.63%
Independent Bank MSB	260,522	1.0%	4.69%

Subtotal	17,055,197	64.6%	4.51%
Others	9,345,595	35.4%	4.75%

All Advances borrowers	$26,400,792	100.0%	4.60%

(1)	Republic Bancorp, Inc., the parent company of Republic Bank, and Citizens Banking Corporation, the parent company of Citizens Bank, merged, effective December 29, 2006, to become Citizens Republic Bancorp. Our former member, Republic Bank, is not in existence after the merger. Therefore, our outstanding Advances to Republic Bank were combined with the outstanding Advances to Citizens Bank, which remains a member of our Bank after the merger.

Top 10 Advances Borrowers

As of December 31, 2006

($ amounts in thousands, at par)

Member Name	Advances Outstanding at par	% of Total	Weighted Average Rate
Flagstar Bank, FSB	$5,407,000	24.2%	4.62%
LaSalle Bank Midwest NA	5,200,171	23.2%	3.87%
Republic Bank(1)	955,065	4.3%	4.64%
Citizens Bank(1)	646,878	2.9%	4.34%
Jackson National Life Insurance Company	600,000	2.7%	5.10%
Irwin Union Bank and Trust	371,693	1.7%	5.01%
Citizens First Savings Bank	348,914	1.6%	4.82%
First Financial Bank	323,329	1.4%	5.56%
Monroe Bank & Trust	256,500	1.1%	6.25%
Old National Bank	217,493	1.0%	5.37%

Subtotal	14,327,043	64.1%	4.43%
Others	8,039,687	35.9%	4.87%

All Advances borrowers	$22,366,730	100.0%	4.59%

(1)	Republic Bancorp, Inc., the parent company of Republic Bank, and Citizens Banking Corporation, the parent company of Citizens Bank, merged, effective December 29, 2006, to become Citizens Republic Bancorp.

Advances. Members have access to a wide array of Advances and other credit products. A breakdown of Advances, by primary product line, as of December 31, 2007, and December 31, 2006, is provided below.

Advances by Product Line

($ amounts in thousands, at par)

	December 31,
Advance type	2007	% of Total	2006	% of Total
Fixed-rate bullet	$16,387,203	62.1%	$15,740,064	70.4%
Putable	4,982,550	18.9%	3,662,050	16.4%
Fixed-rate amortizing	2,088,120	7.9%	1,459,027	6.5%
Adjustable(1)	2,006,134	7.6%	1,025,984	4.6%
Variable	936,785	3.5%	479,605	2.1%

Total Advances	$26,400,792	100.0%	$22,366,730	100.0%

(1)	Includes two outstanding Advances with a total par amount of $15 million modified (in accordance with Emerging Issues Task Force 01-07, Creditor’s Accounting for a Modification or Exchange of Debt Instruments) from putable Advances to adjustable Advances with $0.59 million and $0.77 million in remaining deferred fees outstanding as of December 31, 2007, and December 31, 2006, respectively.

Our primary Advance products include:

•

Fixed-rate Bullet Advances, which have fixed rates throughout the term of the Advances. Terms of these Advances may be up to 30 years for our regular program and up to 20 years for our Community Investment Program (“CIP”) Advances. These Advances are typically referred to as “bullet” Advances because no principal payment is due until maturity. Prepayments prior to maturity are subject to prepayment fees which make us financially indifferent to a prepayment. Interest is generally due on a monthly basis.

•

Putable Advances, which include an option(s) sold by the member that allows us to terminate the fixed-rate Advance prior to maturity, which we normally would exercise when interest rates increase. Upon exercise of our option, the member has the right to terminate the Advance and reborrow on new terms. Interest is generally due on a monthly basis.

•

Fixed-rate amortizing Advances, which are fixed-rate Advances that require principal payments either monthly or annually, based on a specified amortization schedule with a balloon payment of remaining principal at maturity. Regular program mortgage Advances are typically offered for terms up to 12 years and CIP amortizing Advance terms are offered for terms up to 20 years. Interest is generally due on a monthly basis.

•

Adjustable rate Advances, which are sometimes called floaters, reprice periodically based on a variety of indices, but typically LIBOR. Quarterly LIBOR floaters are the most common type of adjustable rate Advance we extend to our members. Terms of these Advances may be up to 30 years. Prepayment terms are agreed to before the Advance is extended, but most frequently no prepayment fees are required if a member prepays an adjustable rate on a reset date, after a pre-determined lock-out period, with the required notification. No principal payment is due prior to maturity. Interest is generally due on a monthly basis.

•

Variable rate Advances, which reprice daily. They may be borrowed on terms from one day to six months and may be prepaid on any given business day during that term without fee or penalty. No principal payment is due until maturity. Interest is generally due on a monthly basis.

We also offer customized Advances to meet the particular needs of our members. Our entire menu of Advance products is generally available to each creditworthy member, regardless of the member’s asset size. Advances are typically priced at standard spreads above our cost of funds. Our board-approved credit policy allows us to offer lower prices on certain types of Advances transactions. Determination of such prices is based on factors such as volume, maturity, product type, funding costs, and competitive factors in regard to other sources of funds.

Credit risk can be magnified if a lender concentrates its portfolio in a few borrowers. Because of our limited territory, Indiana and Michigan, and because of continuing consolidation among the financial institutions that comprise the members of the FHLB System, we have only a limited pool of large borrowers. At December 31, 2007, our top 10 borrowers accounted for 65% of total Advances outstanding. Because of this concentration in Advances, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we regularly analyze the implications to our financial management and profitability if we were to lose the business of one or more of these customers.

As of September 30, 2007, 47 of our 420 members had assets in excess of $1 billion, and together they comprised approximately 78% of the total member asset base, i.e., the total, cumulative assets of our member institutions. As of December 31, 2007, our two largest Advance borrowers accounted for 14% of member assets and 40% of Advances. One of these members is owned by a holding company headquartered outside our district that could decide to consolidate its bank charters or move our member’s charter to a location outside of our district. The member’s wholesale mortgage operations were sold on March 1, 2007, significantly reducing the member’s participation in our MPP. However, we are still able to transact Advances with that member. The loss of either of these largest Advance borrowers would significantly impact our financial performance.

Our geographic membership requirement limits the potential for adding new members. Also, mergers and charter consolidations are reducing the universe of potential members. During 2007 and 2006, we lost members due to mergers or charter consolidations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Executive Summary” for more information.

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

We take collateral on a blanket, specific listing, or delivery basis depending on the credit quality of the borrower, type of institution and our review of conflicting liens. Acceptable collateral includes certain investment securities, one-to-four family and multi-family mortgage loans, deposits in our Bank, and certain ORERC assets. While we only extend credit based on the borrowing capacity for such approved collateral, our contractual arrangements typically allow us to take other assets as collateral to provide additional protection, including the borrower’s stock in our Bank. Loans that violate our Anti-Predatory Lending Policy for collateral and delinquent loans do not qualify as acceptable collateral and are required to be removed from any collateral value calculation.

At year-end 2007, ORERC reported by our members accounted for approximately $4.5 billion of borrowing capacity, compared to approximately $3.7 billion of borrowing capacity at December 31, 2006. We have gradually implemented acceptance of newer collateral types as authorized by the Gramm-Leach-Bliley Act of 1999 (“GLB Act”) amendment to the Bank Act. Typically, Advances must be over-collateralized based on the type of collateral, with standard requirements ranging from 100% for deposits (cash) to 145% for residential mortgages held under blanket liens. Less traditional types of collateral such as home equity loans and commercial real estate loans have coverage ratios up to 200%. Over-collateralization requirements are applied using market values for collateral in listing and delivery status and using book value for collateral pledged on blanket status. In no event would market values on whole loan residential collateral exceed par.

We verify collateral balances by performing periodic, on-site collateral audits on each of our borrowing members, which allows us to verify loan pledge eligibility, loan credit quality and loan documentation quality, as well as adherence to our Anti-Predatory Lending Policy and Subprime and Nontraditional Residential Mortgage Policy. In addition, on-site collateral audit findings are used to adjust over-collateralization amounts to mitigate credit risk and loan liquidity concerns. Due to the security provided by collateral, management does not believe that loan loss reserves need to be held against Advances.

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

In addition to AHP, we also offer a variety of specialized Advance programs to support housing and community development needs. Through our CIP, we offer Advances to our members that are involved in community economic development activities benefiting low- or moderate-income families or neighborhoods. These Advances have maturities ranging from 30 days to 20 years and are priced at our cost of funds plus reasonable administrative expenses. These funds can be used for the development of housing, infrastructure improvements, or assistance to small businesses or businesses that are creating jobs in the member’s community for low- and moderate-income families. Advances made under our CIP comprised 2.6% of our total Advances outstanding, at par, at December 31, 2007, and 2.9% at December 31, 2006.

During 2007, we began offering HomeRetain with $100 million available ($50 million each for Indiana and Michigan members) to encourage members to provide mortgage modification or refinancing to homeowners with incomes at or below 115 percent of the U.S. Department of Housing and Urban Development area median incomes (family of four not adjusted for family size) who are at risk of delinquency or default.

Investments. We maintain a portfolio of investments, purchased from non-member counterparties, other Federal Home Loan Banks, or members and their affiliates, to provide liquidity and enhance our earnings. Our portfolio of short-term investments in highly-rated entities, principally short-term federal funds, ensures the availability of funds to meet our members’ credit needs. The longer term investment portfolio provides higher returns and may consist of securities issued by the U.S. government and its agencies, other GSEs, mortgage-backed securities (“MBS”), and asset-backed securities (“ABS”) that are issued by government-sponsored mortgage agencies or private issuers, and securities that carry high ratings from Moody’s Investor Service (“Moody’s”), Standard and Poor’s Rating Service (“S&P”) or Fitch Ratings (“Fitch”). Our investments in housing GSEs are not guaranteed by the U.S. government.

All unsecured investments, such as federal funds, including those with our members or their affiliates, are subject to selection criteria, including capital, legal structure and credit rating. Each unsecured counterparty has an exposure limit, which is computed in the same manner, regardless of the counterparty’s status as a member, affiliate of a member or unrelated party. The limitations are subject to periodic review by our Treasury Risk Management Department. This review may result in a reduction of the line of credit or the permissible term of the investment.

Investments in MBS are not subject to specific issuer limitations if the credit rating of the security is primarily derived from the structure of the security. We do not purchase MBS issued by other Federal Home Loan Banks, although we have made MBS purchases issued by affiliates of our members.

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

The Finance Board’s regulations further provide that the total book value of our investments in MBS and ABS must not exceed 300% of our Total regulatory capital, consisting of Retained earnings, Class B stock, and Mandatorily redeemable capital stock, as of the previous month-end on the day we purchase the securities. If our outstanding investments in MBS and ABS exceed the limitation at any time, but were in compliance at the time we purchased the investments, we would not be considered out of compliance with the regulation but we would not be permitted to purchase additional MBS or ABS until we were back within the capital limitation.

Due to our repurchases of excess stock during 2006, our MBS portfolio temporarily exceeded the regulatory limit of three times our Total regulatory capital. We were in compliance with the regulatory limit at the time we purchased the MBS, but our MBS holdings exceeded the regulatory limit at December 31, 2006, and we were precluded from purchasing additional MBS until the first quarter of 2007 when the outstanding principal amount of our holdings fell below three times our Total regulatory capital. We are currently in compliance with this regulation, and we were in compliance at December 31, 2007. See “Item 7. Management’s Discussion and Analysis – Recent Accounting and Regulatory Developments” for information concerning a temporary increase in our investment authority passed by the Finance Board on March 24, 2008.

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

Deposits. Deposit programs provide a portion of our funding resources, while also giving members a high quality earning asset that satisfies their regulatory liquidity requirements. We offer several types of deposit programs to our members and other institutions including overnight and demand deposits. We may accept uninsured deposits from:

•	our members;

•	institutions eligible to become members;

•	any institution for which we are providing correspondent services;

•	interest rate swap counterparties;

•	other Federal Home Loan Banks; or

•	other federal government instrumentalities.

The following table shows the composition of our deposits as of December 31, 2007, and December 31, 2006:

Composition of Deposits

($ amounts in thousands)

	December 31,
	2007	% of Total	2006	% of Total
Overnight deposits	$463,760	81.8%	$751,867	81.7%
Demand deposits	91,815	16.2%	95,495	10.4%
Custodial mortgage deposits	18	0.0%	16	0.0%
Swap collateral held for deposit	10,196	1.8%	60,340	6.6%
Pass-through deposit reserves	1,279	0.2%	12,225	1.3%

Total	$567,068	100.0%	$919,943	100.0%

To support deposits, the Bank Act requires us to have an amount equal to the current deposits invested in obligations of the United States, deposits in eligible banks or trust companies, or Advances with a maturity not exceeding five years.

As the following table shows, we were in compliance with the Bank Act liquidity requirements for deposits as of December 31, 2007, and December 31, 2006.

Liquidity Deposit Reserves

($ amounts in thousands)

	December 31,
	2007	2006
Deposit reserves	$34,425,311	$26,410,576
Total deposits	567,068	919,943

Excess deposit reserves	$33,858,243	$25,490,633

On July 20, 2006, the Federal Reserve Board began requiring the Federal Reserve Banks to release interest and principal payments on securities issued by GSEs and international organizations only when the issuer’s Federal Reserve account contained sufficient funds to cover these payments. Prior to this, the Federal Reserve Banks had been processing and posting these payments to depository institutions’ Federal Reserve accounts by 9:15 a.m. Eastern Time, the same posting time as for U.S. Treasury interest and principal payments, even if the issuer had not fully funded its payments. On June 23, 2006, along with the eleven other Federal Home Loan Banks and the Office of Finance, we entered into the Federal Home Loan Banks P&I Funding and Contingency Plan Agreement to prevent any negative impact from the change in the Federal Reserve Board’s payment schedule. There has been no significant impact to our business as a result of this new Federal Reserve Board requirement.

Mortgage Purchase Program

We began purchasing mortgage loans directly from our members through our MPP in the second quarter of 2001. By regulation, we are not permitted to purchase loans from any seller that is not a member of the FHLB System, and we do not use a trust or other entity to purchase the loans for us. We purchase conforming, medium- or long-term, fixed-rate, fully amortizing, level payment loans predominantly for primary, owner-occupied, detached residences, including single-family properties, and two-, three-, and four-unit properties. Additionally, to a lesser degree, we purchase loans for primary, owner-occupied, attached residences (including condominiums and planned unit developments), second/vacation homes, and investment properties.

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

On October 27, 2006, the Finance Board approved our proposal to offer pool aggregation under our MPP. Our pool aggregation program is designed to reduce the credit enhancement costs to small and mid-size members participating in the program. Members that participate in the MPP, known as “sellers,” are allowed to pool their loans with similar pools of loans originated by other sellers to create an aggregate pool of loans of approximately $100 million each. The cost of obtaining supplemental mortgage insurance (“SMI”) for a pool of $100 million is less than the cost of obtaining SMI for smaller separate pools of loans.

The MPP was originally developed by our Bank and the Federal Home Loan Banks of Seattle and Cincinnati. These three Banks jointly developed the software and documentation for the MPP. In the event that another Federal Home Loan Bank wishes to purchase the MPP software and documentation to start its own program, the initial three MPP Banks, and each other Federal Home Loan Bank that has acquired the software and documentation, have agreed to determine a reasonable purchase price that is then shared with all the participating Banks on a pro-rata basis. The Federal Home Loan Bank of Atlanta purchased the software and documentation package and began its own program in April 2003. The Federal Home Loan Bank of Pittsburgh has purchased the software and documentation package, but has not initiated its program. Although each Bank operates its program separately, these Banks still cooperate on various technical issues common to their programs, excluding the Federal Home Loan Bank of Seattle, which discontinued its program in 2005.

All loans we purchase must meet guidelines for our MPP or be specifically approved as an exception based on compensating factors. Our guidelines are also accepted by our approved SMI providers and generally meet the underwriting standards of Fannie Mae and Freddie Mac. For example, the maximum loan-to-value for any mortgage loan purchased is 95%, and the borrowers must meet certain minimum credit scores depending upon the type of property or loan. Further, we will not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy or our Subprime and Nontraditional Residential Mortgage Policy.

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

Our earnings from the MPP are comprised of the monthly interest payments we receive, which are computed on each loan at the mortgage note rate multiplied by the principal balance outstanding, adjusted for the following:

•	servicing costs (which generally equal 0.25% for conventional loans and 0.44% for government-insured (FHA) loans and are retained by the servicer of the loan);

•	the cost of the lender risk account (“LRA”);

•	the cost of the SMI;

•

the net amortization of purchased loan premiums or discounts (in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 91, Non-refundable Fees and Costs Associated with Origination or Acquiring Loans and Initial Direct Costs of Leases (“SFAS 91”)); and

•

the net amortization of terminated MPP hedge basis adjustments (in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivatives Instruments and Hedging Activities – Deferral of Effective Date of FASB Statement No. 133, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 133”) and SFAS 91).

Government-insured (FHA) mortgage loans are considered to have a 100% United States government guarantee on the mortgage loans and, therefore, we believe that we have no credit risk exposure from these loans so no additional credit enhancements (such as an LRA or SMI) are required.

We consider the cost of the LRA and SMI when we formulate conventional loan pricing. Each of these credit enhancement structures is accounted for not only in our expected return on acquired mortgage loans, but also in the risk review performed during the accumulation/pooling process. The pricing of each structure is dependent on a number of factors and is specific to the seller or group of sellers.

We do not service the mortgage loans we purchase. Sellers may elect to retain servicing rights for the loans sold to us, or they may elect to sell servicing rights to an MPP-approved servicer. The servicers are responsible for all aspects of servicing, including, among other things, the administration of the foreclosure and claims processes, from the date we purchase the loan until the loan has been fully satisfied. In the past, we required payments on a scheduled/scheduled basis, which meant that we received scheduled monthly principal and interest from the servicer, regardless of whether the mortgagee was making payments to the servicer. On June 1, 2006, we began offering an actual/actual remittance option. Under actual/actual servicing agreements, the servicers remit payments only as they are received from the borrowers.

Currently, Washington Mutual Bank, FA is the only approved servicer to which servicing rights may be sold when we originally purchase the mortgage loans. Those sellers that retain servicing rights receive a monthly servicing fee, which currently averages 28 basis points annually. The sellers that retain servicing rights must be approved by us and undergo an audit by a third party quality control contractor that advises the sellers of any deficiencies in servicing procedures or processes and then notifies us so that we can monitor their performance. The sellers that retain servicing rights can sell them at a later date, with approval from our Bank. Servicing activities, whether retained or released, are subject to review by our master servicer, Washington Mutual Mortgage Securities Corporation. If we deem servicing to be inadequate, we can require that the servicing of those loans be transferred to a servicer that is acceptable to us.

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

The LRA is funded through a reduction to the net yield earned on loans and the corresponding purchase price paid to the member and is paid out of the periodic interest payments on the loans. As these funds are collected, they are held in escrow and used to reimburse losses incurred by us or the SMI provider. If the mortgage loans perform better than expected, the remaining funds in the LRA are returned to the member, thus encouraging the member to sell us only good quality loans. SMI is added on any pools of loans where, after application of the LRA, the loan-to-value of the pool is still higher than 50%. The average LRA annual cost allocation is 7.32 basis points of the principal balance of the pool of loans sold, and the average SMI premium is 8.38 basis points. Any losses that exceed the funds available from the above sources would be absorbed by us.

We receive a 0.25% to 0.75% fee on cash-out refinancing transactions, a 1.5% fee on loans on investment properties and certain additional fees for loans with low FICO scores and high loan-to-value ratios that are consistent with industry standards. We also adjust the market price we pay for loans depending upon market conditions. We continue to evaluate the scope and rate of such fees as they evolve in the industry and may change our fee structure to be similar to those of the other GSEs. We do not pay the sellers any fees other than the servicing fee discussed above when the seller retains the servicing rights.

Our current SMI providers are Mortgage Guaranty Insurance Corporation (“MGIC”) and Genworth Residential Mortgage Insurance Corporation of North Carolina (“Genworth”). We enter into the insurance directly with the SMI provider, but a contract is written for each pool or aggregate pool. Pursuant to Finance Board regulation, the seller must be responsible for all expected credit losses on the mortgages sold to us. Therefore, the seller is the purchaser of the SMI policy and we are designated as the beneficiary. Although we remit the insurance payments to the SMI provider, the payments are the responsibility of the seller. We collect the SMI premiums from the monthly mortgage remittances received from the sellers or their designated servicer and remit them to the SMI provider as an administrative convenience.

Finance Board regulations require that all providers of SMI be rated not lower than AA-, and our sellers are legally obligated to maintain such insurance with an insurer rated not lower than AA-. If at any time one of our SMI providers is downgraded below AA-, we would be required by the Finance Board to seek replacement insurance from another company that meets the rating requirement. Alternatively, we may be required to seek regulatory forbearance if such alternative insurance is unavailable. Depending upon market conditions at that time, the cost of replacement insurance could be higher than the current cost, which could have a material adverse impact on the profitability of our MPP portfolio.

The following table presents the concentration of SMI insurance on our conventional loans as of December 31, 2007, and the current related credit ratings of our SMI providers:

	% of portfolio	S&P Credit rating	Moody’s Credit rating	Fitch Credit rating
MGIC	86%	AA-/watch negative	Aa2/watch negative	AA/watch negative
Genworth	14%	AA/negative outlook	Aa2/negative outlook	AA

Total	100%

It is the servicer’s responsibility to initiate loss claims on the loans. No payments from the LRA (other than amounts returned to the seller as described in Note 1 to the financial statements) or SMI are made prior to initiation of the foreclosure or claims process. Once it is determined that a loss is insurable, the SMI provider pays the claim in full and seeks reimbursement from the LRA. The SMI provider is entitled to reimbursement for credit losses from funds available in the LRA that are equal to the aggregate amounts contributed to the LRA less any amounts paid for previous claims and any amounts that have been released from the LRA and paid to us. If the LRA is still being funded, the SMI provider could make claims against those payments as they are received up to the full reimbursable amount of the claim, and these amounts would be reflected as additional deductions from the LRA as they were paid. Although losses not covered by the LRA or the SMI would be absorbed by us, the LRA and SMI are generally sufficient to protect us from any loss in an amount up to approximately 50% of the home’s original value, with the presumption that the home’s then current collateral value, together with primary mortgage insurance, if any, would be sufficient to equal at least 50% of the original value at the time the loss is computed. See “Item 7. Financial Information – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk Management” for further information.

In the first quarter of 2005, we negotiated to obtain an aggregate loss/benefit limit or “stop-loss” on any master commitment contracts that equal or exceed $35,000,000. The stop-loss is equal to the total initial principal balance of loans under the master commitment contract multiplied by the stop-loss percentage, as is then in effect, and represents the maximum aggregate amount payable by the SMI provider under the SMI policy for that pool. Even with the stop-loss provision, the aggregate of the LRA and the amount payable by the SMI provider under an SMI stop-loss contract will be equal to or greater than the amount of credit enhancement required for the pool to have an implied S&P credit rating of at least AA at the time of purchase. Non-credit losses, such as uninsured property damage losses which are not covered by the SMI, can be recovered from the LRA to the extent that there has been no credit loss claim on those LRA funds.

MPP Concentration. Based upon the average balances of MPP loans outstanding, at par, and imputing the amount of interest income, no member contributed interest income that exceeded 10% of our Total interest income for the years ended December 31, 2007, or December 31, 2006. Our board has established a limit of 50% of the MPP loans outstanding purchased from any one MPP seller.

On March 1, 2007, LaSalle Bank Midwest NA, sold its subsidiary, ABN AMRO Mortgage Group to Citigroup. The loss of this MPP seller’s mortgage subsidiary could have an adverse impact on this segment’s Net Income. Our MPP purchase volume has declined due to the loss of this seller’s mortgage subsidiary and our other two large sellers. We lost one of these two large MPP sellers due to an out-of-district merger, and the other one sold its primary mortgage origination subsidiary that produced most of the loans that we purchased from it. Going forward, we expect that the outstanding balance of our MPP loans could continue to decline due to the loss of these three large sellers. See the sections entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Item 1A. Risk Factors – Loss of One or More Large Customers Could Adversely Impact Us.”

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

While COs, which consist of Bonds and Discount notes, are, by regulation, the joint and several obligations of the Federal Home Loan Banks, the primary liability for COs issued to provide funds for a particular Federal Home Loan Bank rests with that Bank. COs are backed only by the financial resources of the Federal Home Loan Banks, and there has never been a default in the payment of any CO. Although each Federal Home Loan Bank is a GSE, COs are not obligations of, and are not guaranteed by, the U.S. government. The Moody’s and S&P ratings for COs of Aaa and AAA, respectively, reflect the likelihood of timely payment of principal and interest on the COs. The aggregate par amount of the FHLB System’s outstanding COs was approximately $1,189.7 billion at December 31, 2007, and $951.7 billion at December 31, 2006.

Although we are primarily liable for those COs that are issued on our behalf, we are also jointly and severally liable, along with the other Federal Home Loan Banks, for the payment of principal and interest on COs of all the Federal Home Loan Banks. If the principal or interest on any CO is not paid in full when due, we will not be allowed to pay dividends to, or redeem or repurchase shares of stock from, any of our members. The Finance Board, in its discretion, may require us to make principal or interest payments due on any Federal Home Loan Bank’s COs. To the extent that we make any payment on a CO as to which we are not the primary obligor, we are entitled to reimbursement from the Federal Home Loan Bank that is the primary obligor. However, if the Finance Board determines that such Federal Home Loan Bank is unable to satisfy its obligations, then the Finance Board may allocate the outstanding liability among the remaining Federal Home Loan Banks on a pro-rata basis in proportion to each Federal Home Loan Bank’s participation in all COs outstanding, or on any other basis the Finance Board may determine.

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

The following table shows a comparison of the aggregated amount of the above-noted asset types to the total amount of outstanding COs issued on our behalf as of December 31, 2007, and December 31, 2006, and verifies that we maintain assets in excess of our required amounts. The amount of aggregate qualifying assets and COs reflects the effects of SFAS 133 fair value hedging adjustments.

Aggregate Qualifying Assets

($ amounts in thousands)

	December 31,
	2007	2006
Aggregate qualifying assets	$56,001,827	$46,704,506
Total COs	52,425,220	43,314,590

Aggregate qualifying assets in excess of COs	$3,576,607	$3,389,916

Ratio of aggregate qualifying assets to COs	1.07	1.08

Office of Finance

The issuance of the COs is facilitated and executed by the Office of Finance. It also services all outstanding debt, provides information on capital market developments, manages our relationship with the rating agencies with respect to COs, and administers payments to REFCORP and the Financing Corporation. These two corporations were established by Congress in the 1980s to help recapitalize the savings and loan industry’s deposit insurance fund and resolve insolvent savings institutions. The Office of Finance serves as the Federal Home Loan Banks’ fiscal agent for debt issuance and can control the timing and amount of each issuance. The U.S. Treasury can affect debt issuance for the Federal Home Loan Banks through its oversight of the U.S. financial markets. See “Supervision and Regulation – Government Corporation Control Act” herein.

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

In 1989, Congress established the amount of the total interest payments to be paid by the Federal Home Loan Banks at $300 million per year, or $75 million per quarter. A regulatory formula, which is no longer applicable, established how the $300 million was to be allocated among the Federal Home Loan Banks and how funding shortfalls were to be addressed. In 1999, the GLB Act changed the annual assessment to a flat rate of 20% of net earnings after operating expenses and AHP expense for each Federal Home Loan Bank. Because this amount cannot be changed without further legislation, the expiration of the obligation is shortened as payments in excess of $75 million per quarter are accrued by the 12 Federal Home Loan Banks. As specified in the Finance Board regulation that implemented Section 607 of the GLB Act, the payment amount in excess of the $75 million required quarterly payment is used to simulate the purchase of zero-coupon treasury bonds to defease all or a portion of the most distant remaining $75 million quarterly payment. The Finance Board, in consultation with the Secretary of Treasury, selects the appropriate zero-coupon yields used in this calculation.

Through December 31, 2007, the Federal Home Loan Banks have exceeded the $300 million annual annuity requirements for all years between 2000 and 2007, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to October 15, 2013. The Federal Home Loan Banks’ aggregate payments through 2007 have satisfied $24 million of the $75 million scheduled payment due on October 15, 2013, and all scheduled payments thereafter, assuming that the Federal Home Loan Banks will pay exactly $300 million annually after December 31, 2007, until the annuity is satisfied. These defeased payments, or portions thereof, could be restored in the future if actual REFCORP payments of the 12 Federal Home Loan Banks fall short of $75 million in any given quarter. Contributions to REFCORP will be discontinued once all obligations have been fulfilled. However, due to the interrelationships of all future earnings of the 12 Federal Home Loan Banks, we are not able to determine the total cumulative amount to be paid by our Bank to REFCORP.

Consolidated Obligation Bonds

Consolidated Obligation bonds (“CO Bonds”) satisfy term funding requirements and are issued with a variety of maturities and terms under various programs. The maturities of these securities can range from six months to 30 years, but the maturities are not subject to any statutory or regulatory limit. The CO Bonds can be fixed or adjustable rate and callable or non-callable. They are issued and distributed daily through negotiated or competitively bid transactions with approved underwriters or selling group members.

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

Discount Notes

We also issue Discount notes to provide short-term funds for Advances to members and for other investments. These securities can have maturities that range from one day to one year, and are offered daily through a Discount note selling group and through other authorized securities dealers. Discount notes are sold at a discount and mature at par.

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

Other Indebtedness

Although the majority of our total indebtedness consists of CO Bonds and Discount notes outstanding, and deposits from our members, we are also obligated to pay other liabilities owed and payable in the form of:

•	accrued interest;

•	amounts owed under the AHP;

•	amounts owed to REFCORP;

•

amounts owed on capital stock that can be mandatorily redeemed in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”);

•	the liability to counterparties on derivative contracts; and

•

other miscellaneous liabilities including benefits payable for employee pension and other benefit plan obligations, accrued salary and benefits, amounts payable related to the LRA and SMI on MPP program loans, and amount payable related to correspondent service operations.

A summary of our total indebtedness at December 31, 2007, and December 31, 2006, follows.

Total Indebtedness

($ amounts in thousands)

	2007		2006
	Amount	% of Total	Amount	% of Total
Deposits	$567,068	1.1%	$919,943	2.1%
COs	52,425,220	97.3%	43,314,590	96.4%
Accrued interest payable	318,528	0.6%	383,627	0.9%
AHP payable	30,300	0.1%	26,366	0.1%
REFCORP payable	9,463	0.0%	6,838	0.0%
Mandatorily redeemable capital stock	163,469	0.3%	151,332	0.3%
Derivative liabilities	296,214	0.5%	63,370	0.1%
Other miscellaneous liabilities	47,257	0.1%	48,124	0.1%

Total indebtedness	$53,857,519	100.0%	$44,914,190	100.0%

Our earnings have always been sufficient to cover our fixed charges, which consist primarily of the interest we pay on the COs for which we are the primary obligor. The following table presents the ratio of our earnings to our fixed charges for the five years ended December 31, 2007:

Computation of Earnings to Fixed Charges

($ amounts in thousands)

	As of and for the Year ended December 31,
	2007	2006	2005	2004	2003
Income Before Assessments	$166,987	$160,769	$207,855	$178,044	$183,059

Fixed charges(1)
Interest expense on COs	$2,365,091	$2,121,061	$1,543,756	$1,011,317	$905,648
Interest expense on deposits and other	50,438	59,503	32,221	15,197	21,720

Fixed charges	2,415,529	2,180,564	1,575,977	1,026,514	927,368

Earnings, including fixed charges	$2,582,516	$2,341,333	$1,783,832	$1,204,558	$1,110,427
Ratio of earnings to fixed charges	1.07	1.07	1.13	1.17	1.20

(1)	Our fixed charges include interest expense and premiums and discount amortization on CO Bonds, including net settlements on derivatives that hedge CO Bonds, and Discount notes and interest expense on other liabilities including Deposits, Borrowings from other Federal Home Loan Banks, Mandatorily redeemable capital stock, and Other borrowings. We do not capitalize interest, and the impact of interest expense within our rental costs is not significant.

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

•	reduce funding costs by executing a derivative concurrently with the issuance of COs;

•	fund and hedge below-market rate Advances where our members have sold us options embedded within the Advances;

•	mitigate the adverse earnings effects from the shortening or extension of the cash flows from mortgage assets with prepayment options we have sold;

•	hedge the market risk associated with timing differences in the settlement of commitments in the MPP and COs;

•	protect the fair value of existing asset or liability positions; and

•	hedge market risk on a macro, or whole balance sheet, level.

Supervision and Regulation

The Bank Act

We are supervised and regulated by the Finance Board, an independent agency in the executive branch of the U.S. government. Under the Bank Act, the Finance Board’s responsibility is to ensure that, pursuant to regulations promulgated by the Finance Board, each Federal Home Loan Bank:

•	carries out its housing finance mission;

•	remains adequately capitalized and able to raise funds in the capital markets; and

•	operates in a safe and sound manner.

The Finance Board is governed by a five-member board of which four board members are appointed by the President of the United States, with the advice and consent of the Senate, each to serve a seven-year term. The fifth member of the Finance Board is the Secretary of the U.S. Department of Housing and Urban Development or the Secretary’s designee. The Finance Board’s operating expenses are funded by assessments on the Federal Home Loan Banks. As such, no tax dollars or other appropriations support the operations of the Finance Board or the Federal Home Loan Banks. In addition to our submissions to the Finance Board of monthly financial information on our condition and results of operations, the Finance Board conducts annual on-site examinations in order to assess our safety and soundness and also performs periodic off-site reviews.

The Bank Act gives the Secretary of the Treasury the discretion to purchase COs up to an aggregate principal amount of $4 billion. No borrowings under this authority have been outstanding since 1977. The U.S. Department of the Treasury receives a copy of the Finance Board’s annual report to the Congress, monthly reports reflecting the FHLB System’s securities transactions, and other reports reflecting the FHLB System’s operations. Our annual financial statements are audited by an independent registered public accounting firm following generally accepted auditing standards as well as the government auditing standards issued by the U.S. Comptroller General. The Comptroller General has authority under the Bank Act to audit or examine the Finance Board and the FHLB System and to decide the extent to which it fairly and effectively fulfills the purposes of the Bank Act.

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

In March 2006, the Finance Board issued a proposed rule with respect to the Federal Home Loan Banks’ retained earnings policies and their ability to hold excess capital stock. The proposed rule included a specific formula for calculating Retained earnings, a limitation on the amount of excess stock that may be held and restrictions on the payment of dividends if a bank does not meet the minimum Retained earnings requirement in any quarter. A significant portion of the proposed rule was withdrawn in December 2006, and the Finance Board adopted only that portion of the proposed rule that prohibited the Federal Home Loan Banks from issuing new excess stock if the amount of excess stock exceeds one percent of a Bank’s assets. This means that the Federal Home Loan Banks that exceed the one percent limit may not pay dividends in stock. At December 31, 2007, our excess stock exceeded one percent of our Total assets as total excess stock was 1.2% of Total assets. Further, the new rule also provides that the Federal Home Loan Banks may pay dividends only out of known current income and Retained earnings. The Finance Board has said that it will consider issuing a new proposed rule sometime in 2008 which may contain additional Retained earnings and other capital requirements.

Government Corporations Control Act

We are subject to the Government Corporations Control Act, which provides that, before we can issue and offer obligations to the public, the Secretary of the Treasury must prescribe the form, denomination, maturity, interest rate, and conditions of the obligations; the way and time issued; and the selling price.

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

Federal Securities Laws

Our shares of Class B Stock are registered with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended, (the “1934 Act” or the “Exchange Act”) and we are subject to the information, disclosure, insider trading restrictions, and other requirements under the 1934 Act. We are not subject to the provisions of the Securities Act of 1933 as amended (the “1933 Act”) and, subject to the regulations of the Finance Board, we may withdraw our voluntary registration under the 1934 Act at any time. We have been, and continue to be, subject to all relevant liability provisions of the 1934 Act.

Because our Class B Stock is registered under the 1934 Act, we are subject to the requirements of the Sarbanes-Oxley Act of 2002 (“SOX”) and related rules and regulations issued by the SEC. SOX was enacted to address corporate and accounting fraud and establish a new accounting oversight board that enforces auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, SOX

•	requires principal executive officers and principal financial officers to certify the accuracy of periodic reports filed with the SEC;

•	imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures;

•	accelerates the timeframe for reporting insider transactions and periodic disclosures by public companies;

•

requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers, and whether the audit committee includes at least one “audit committee financial expert”; and

•	requires significant review and testing of internal controls.

Under SOX, the SEC is required to regularly and systematically review corporate filings, based on certain enumerated factors. To deter wrongdoing, SOX

•	subjects bonuses issued to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct;

•	prohibits an officer or director from misleading or coercing an auditor;

•	imposes criminal penalties for fraud and other wrongful acts; and

•	extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

Federal and State Banking Laws

We are not generally subject to the state and federal banking laws affecting retail depository financial institutions in the U.S. However, as we do provide our members with certain correspondent services, such as wire transfer services, our activities are subject to the Bank Secrecy Act, as amended by the U.S. Patriot Act. We are, therefore, required to report suspicious activity involving the movement of large amounts of cash or the attempted wire transfer of funds to persons or countries that are on the U.S. government’s restricted list. Further, we may become subject to additional requirements if the U. S. Treasury issues regulations governing our activities in this area.

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

Proposed Changes in GSE Regulation

Congress is considering proposed legislation that is designed to strengthen the regulation of Fannie Mae, Freddie Mac and the Federal Home Loan Banks and to address other GSE reform issues. The House Financial

Services Committee approved a GSE regulatory reform bill (H.R. 1427), which would, among other things, establish a new regulator for the housing GSEs. On May 22, 2007, the House of Representatives passed H.R. 1427. The Senate Banking Committee held hearings on GSE reform legislation in February 2008, but has not yet introduced a bill on GSE reform. It is impossible to predict whether any provisions relating to the Finance Board and the Federal Home Loan Banks will be included in any such legislation and what such provisions may be. It is further impossible to predict whether the Senate will approve such legislation and whether any such change in regulatory structure will be signed into law. Finally, it is impossible to predict when any such change would go into effect if it were to be enacted, and what effect the legislation would ultimately have on the Finance Board or the Federal Home Loan Banks.

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

On October 10, 2007, the Federal Home Loan Bank of Chicago entered into a consensual cease and desist order (“Order”) with the Finance Board, which concurrently terminated the prior supervisory agreement. The Order states that the Finance Board has determined that requiring the Federal Home Loan Bank of Chicago to take the actions specified in the Order will “improve the condition and practices of the Federal Home Loan Bank of Chicago, stabilize its capital, and provide the Federal Home Loan Bank of Chicago an opportunity to address the principal supervisory concerns identified by the Finance Board”.

The Order places several restrictions on the Federal Home Loan Bank of Chicago:

•

The Federal Home Loan Bank of Chicago must maintain a ratio of regulatory capital (including subordinated debt) to total assets of at least 4.5 percent, and a minimum total level of the sum of capital stock plus subordinated debt of $3.6 billion.

•

The Federal Home Loan Bank of Chicago may not redeem or repurchase any capital stock from members without prior approval from the Finance Board; the Finance Board can approve redemptions or repurchases if they determine that such actions would be consistent with maintaining the capital adequacy of the bank.

•	Dividend declarations are subject to the prior written approval of the Finance Board.

•	The Federal Home Loan Bank of Chicago will review and revise its market risk management policies, and commission periodic independent reviews of the effectiveness of its market risk management.

•	The Federal Home Loan Bank of Chicago will submit a capital structure plan to the Finance Board outlining a conversion under the GLB Act, along with strategies for implementing the Plan.

Federal Home Loan Bank of Chicago management believes that the requirements under the Order could result in delays or denials of capital stock redemptions in connection with membership withdrawal or termination and significantly reduce dividend levels compared to recent period dividends.

On August 8, 2007, the Federal Home Loan Banks of Chicago and Dallas jointly announced that they are engaged in discussions aimed at evaluating the benefits and feasibility of combining the business operations of their two institutions. They have not yet announced a definitive agreement.

Tax Status/Assessments

Although we are exempt from all federal, state, and local taxation, except for real estate taxes, we are obligated to make payments to REFCORP in the amount of 20% of net earnings after operating expenses and AHP expense. Additionally, in the aggregate, the 12 Federal Home Loan Banks are required annually to set aside, for the AHP, the greater of $100 million or 10% of the current year’s net earnings before interest expense for Mandatorily redeemable capital stock that is classified as debt (but after expenses for REFCORP). Despite our tax-exempt status, any cash dividends issued by us to members are taxable dividends to the members and do not benefit from the exclusion for corporate dividends received.

The preceding tax information is for general information only. It is not tax advice. Members should consult their own tax advisors regarding particular federal, state, and local tax consequences for purchasing, holding, and disposing of our Class B Stock, including the consequences of any proposed change in applicable law.

Membership Trends and Geographic Distribution

At December 31, 2007, we had 421 members, compared to 430 members at December 31, 2006. Our membership territory is comprised of the states of Indiana and Michigan. The following tables present the geographic distribution of our members and Advances and the composition of our members by type of financial institution:

Distribution of Members by State

	As of December 31,
	2007		2006
	Number	%	Number	%
Indiana	197	47%	205	48%
Michigan	224	53%	225	52%

Total	421	100%	430	100%

Distribution of Advances to Members by State

	Percentage of Advances As of December 31,
	2007	2006
Indiana	27%	25%
Michigan	73%	75%

Total	100%	100%

Composition of Members by Type

	As of December 31,
	2007		2006
	Number	%	Number	%
Commercial Banks	252	60%	250	58%
Thrifts	50	12%	67	16%
Credit Unions	94	22%	93	22%
Insurance Companies	25	6%	20	4%

Total	421	100%	430	100%

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

Competition

We operate in a highly competitive environment. Demand by members for Advances is affected by, among other things, the cost of their other available sources of funds, including deposits. We compete with other suppliers of wholesale funding, both secured and unsecured. Such other suppliers may include investment banking concerns, commercial banks, and in certain circumstances, other Federal Home Loan Banks. An example of these circumstances occurs when a financial holding company has subsidiary banks that are members of different Federal Home Loan Banks, and can, therefore, choose to take Advances from the Federal Home Loan Bank with the best rate. Larger institutions may have access to all of the alternatives listed as well as independent access to the national and global credit markets. The availability of alternative funding sources to members can significantly influence the demand for Advances and can be affected by a variety of factors, including market conditions, members’ creditworthiness, regulatory restrictions on the members, and availability of collateral.

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

Employees

As of December 31, 2007, we had 144 full-time employees and 7 part-time employees, compared to 147 full-time employees and 9 part-time employees at December 31, 2006. A collective bargaining unit does not represent the employees.

Available Information

Our Annual and Quarterly Reports on Forms 10-K and 10-Q, together with our Current Reports on Form 8-K, are filed with the SEC through the EDGAR filing system. You may link to EDGAR through our public website at www.fhlbi.com by selecting “Investor Relations/Financial Publications.” You may also request a copy of any report through our Corporate Secretary at 8250 Woodfield Crossing, Indianapolis, IN 46240, (317) 465-0200.

ITEM 1A.	RISK FACTORS

We have identified the following risk factors that could have a material adverse effect on our business or results of operations.

Adverse Changes in Interest Rates Could Have a Material Adverse Effect Including Potential Loss or Impairment of Capital.

We operate under regulatory and internal constraints that reduce the potential for significant losses due to changes in interest rates. However, an adverse change in interest rates could result in declining earnings and market value of equity or even cause us to suffer a loss or an impairment of capital. We purchase mortgage loans, MBS, and ABS at both premiums and discounts. Further, although we don’t anticipate any growth in the size of our mortgage asset portfolio, any growth would increase our interest rate risk. A decrease in the size of the mortgage asset portfolio could have an adverse effect on financial performance. A number of measures are used to monitor and manage interest rate risk. We make certain key assumptions, including prepayment speeds on mortgage-related assets, cash flows, loan volumes, and pricing. These assumptions are inherently uncertain and, as a result, it is impossible to accurately predict the impact of higher or lower interest rates on Net interest income.

Economic Downturns and Changes in Federal Monetary Policy Could Have an Adverse Effect on Our Business Operations or Earnings.

Business growth and earnings are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, money supply, fluctuations in both debt and equity capital markets, and the strength of the U.S. economy and the local economies in which we conduct business. During the second half of 2007, there were world-wide disruptions in the credit and mortgage markets and an overall downturn in the U.S. economy and the local economies in which we operate. Our district is comprised of the states of Indiana and Michigan, and economic data for Michigan have generally been unfavorable compared to national data, with both unemployment and foreclosure rates higher than national rates. If any of these conditions worsen, our business and earnings could be adversely affected. For example, a prolonged economic downturn could result in deterioration in the financial condition of our members, which could cause them to become delinquent or default on their loans. In addition, weakening real estate prices and adverse trends in the mortgage markets could reduce the value of collateral securing these loans. In combination, these circumstances could increase the possibility of under-collateralization of Advances and the risk of loss. Deterioration in the mortgage markets could also impact the value of our MBS or MPP portfolios, resulting in potential losses, declines in value or other-than-temporary impairment.

In addition, our business and earnings are significantly affected by the monetary policies of the federal government and its agencies. We are particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the United States. The Federal Reserve Board’s policies directly and indirectly influence the yield on interest-earning assets and the cost of interest-bearing liabilities. Changes in those policies are beyond our control and difficult to predict.

Inability to Access Capital Markets Could Adversely Affect Our Liquidity.

The FHLB System issues COs in the capital markets to fund its assets. Because access to capital markets is critical, we have developed contingency plans that are designed to address the risk of our inability to access the capital markets. However, there is no way to be assured that they would be effective in all situations, which could result in a decrease in liquidity and our inability to meet member funding needs.

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

Joint and Several Liability for Consolidated Obligations Could Negatively Impact Our Members.

We are jointly and severally liable with the other Federal Home Loan Banks for the COs issued on behalf of the Federal Home Loan Banks through the Office of Finance. We may not pay any dividends to members or redeem or repurchase any shares of our capital stock if the principal and interest due on all COs have not been paid in full when due. If another Federal Home Loan Bank were to default on its obligation to pay principal or interest on any COs, the Finance Board may allocate the outstanding liability among one or more of the remaining Federal Home Loan Banks on a pro-rata basis or on any other basis the Finance Board may determine. As a result, our ability to pay dividends to our members or to redeem or repurchase shares of our capital stock could be affected not only by our own financial condition, but also by the financial condition of one or more of the other Federal Home Loan Banks. However, no Federal Home Loan Bank has ever defaulted on its debt obligations since the FHLB System was established in 1932.

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

As of February 29, 2008

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

Loss of One or More Large Customers Could Adversely Impact Us.

As of December 31, 2007, our top two Advances customers accounted for 40% of Advances, at par. The loss of either of these customers could adversely impact our profitability and business prospects and the ability to achieve growth objectives.

At December 31, 2007, our top three MPP customers accounted for 81% of outstanding MPP assets, at par. During 2007 and 2006, we lost one of these MPP customers due to an out-of-district merger, and the other two customers sold their primary mortgage origination subsidiaries that produced most of the loans that we purchased from them. Although the mortgage loans purchased through our MPP remain outstanding until prepayment or maturity, we are no longer able to purchase mortgage loans from the customer that merged, and the volume of loans available for sale, if any, from the other two has fallen significantly. We expect the MPP portfolio to continue to decline during 2008, as we transition from a small group of large volume sellers to a larger group of smaller sellers.

The loss of a large customer could result from a variety of factors, including acquisition, consolidation into an out-of-district institution, and the consolidation of charters within a bank holding company. Deterioration in the credit quality of any of these borrowers could have a significant impact on the Bank, resulting in possible losses on Advances, as well as decreased interest income on new Advances not made or mortgage loans not purchased.

Damage Caused by Natural Disasters or Acts of Terrorism Could Adversely Impact Us or Our Members.

Damage caused by natural disasters or acts of terrorism could adversely impact us or our members, leading to impairment of assets and/or potential loss exposure. Real property that could be damaged in these events may serve as collateral for Advances, or security for the mortgage loans we purchase from our members and the non-agency MBS securities we hold as investments. If this real property is not sufficiently insured to cover the damages that may occur, the member may have insufficient collateral to secure its Advances, or the mortgage loan sold to us may be severely impaired in value.

Increased Delinquency Rates and Credit Losses Could Adversely Affect the Yield on or Value of MBS Investments.

We invest in MBS backed by subprime, Alt-A and prime mortgage loans. In recent months, delinquencies and losses with respect to residential mortgage loans generally have increased, particularly in the subprime sector. In addition, residential property values in many states have declined or remained stable, after extended periods during which those values appreciated. If delinquency and loss rates on mortgages continue to increase or there is a rapid decline in residential real estate values, we could experience reduced yields or losses on our MBS investments. In addition, the fair value of the related MBS investments may be adversely affected.

ITEM 2.	PROPERTIES.

We own an office building containing approximately 117,000 square feet of office and storage space at 8250 Woodfield Crossing Boulevard, Indianapolis, Indiana, of which we use approximately 77,000 square feet. We lease or hold for lease the remaining 40,000 square feet to various tenants. We also maintain a leased off-site backup facility of approximately 6,778 square feet, which is on a separate electrical distribution grid. See the section captioned “Operations Risk Management” in “Item 7. Financial Information – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” herein.

In the opinion of management, our physical properties are suitable and adequate. All of our properties are insured to nearly replacement cost. In the event we were to need more space, our lease terms with tenants provide the ability to move tenants to comparable space at other locations at our cost for moving and outfitting any replacement space to meet our tenants’ needs.

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

On November 1, 2007, we filed a Current Report on Form 8-K to announce the certified results of the election of directors for terms beginning January 1, 2008, and ending December 31, 2010, which is incorporated herein by reference. Incumbents Charles L. Crow of Indiana and Timothy B. Gaylord of Michigan were re-elected. In addition, John L. Skibski, James D. MacPhee, and Mark A. Hoppe, all of Michigan, were elected to the open seats in Michigan. On January 3, 2008, we filed a Current Report on Form 8-K, which is incorporated herein by reference, to announce that Mr. Hoppe was no longer eligible to serve as a director as he was no longer an officer or director of a member institution of the Bank. On February 22, 2008, we filed a Current Report on Form 8-K, which is incorporated herein by reference, to announce that our board elected Paul D. Borja, of Michigan, to fill Mr. Hoppe’s unexpired director term. We also announced that the Finance Board appointed Elliot A. Spoon on February 19, 2008, to one of the two open appointed director positions, whose term will end on December 31, 2010. On March 20, 2008, we announced the appointment of Christine A. Coady to the open appointed director position on our board for a term ending December 31, 2010. Ms. Coady has been designated by the Finance Board as a Community Interest Director.

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

Number of Shareholders

As of February 29, 2008, we had 432 shareholders and $2,229,127,000 par value of regulatory capital stock issued and outstanding.

Dividends

We paid quarterly cash dividends during the first quarter of 2008 and for fiscal years 2007 and 2006, on a per share basis, as set forth in the following tables.

2008 Dividend Table
	B-1 Stock	B-1 Cash	B-2 Stock	B-2 Cash
Quarter 1	—	$1.19	—	$0.95

2007 Dividend Table
	B-1 Stock	B-1 Cash	B-2 Stock	B-2 Cash
Quarter 1	—	$1.25	—	$1.00
Quarter 2	—	$1.13	—	$0.90
Quarter 3	—	$1.13	—	$0.90
Quarter 4	—	$1.13	—	$0.90

2006 Dividend Table
	B-1 Stock	B-1 Cash
Quarter 1	—	$1.19
Quarter 2	—	$1.25
Quarter 3	—	$1.13
Quarter 4	—	$1.19

There were no B-2 dividends paid during 2006 as all B-2 stock was reclassified to Mandatorily redeemable capital stock in the Statement of Condition with the adoption of SFAS 150 as of January 1, 2004, due to the fact that such stock was non-excess stock that was being redeemed as a result of a voluntary or involuntary withdrawal from membership. Non-excess stock subject to a redemption request that does not result from an involuntary withdrawal from membership converts to Class B-2 stock, and as we had such stock outstanding in the fourth quarter of 2006 and all of 2007, there were Class B-2 dividends paid in 2007 and the first quarter of 2008.

Dividends may be paid in cash or capital stock as authorized by our board, subject to Finance Board regulations. The dividends declared in the first quarter of 2008 and all four quarters of 2007 and 2006 were paid in cash. We anticipate paying similar dividends in the future; however, such payment is not guaranteed. Generally, our board has the discretion to declare or not declare dividends and to determine the rate of any dividend declared. However, we may not declare or pay a dividend if, after paying the dividend, we would fail to meet any of our capital requirements. We also may not declare any dividend when we are not in compliance with all of our capital requirements or if we determine that the dividend would create a safety and soundness issue for the Bank. We may pay dividends on our Class B Stock only out of our Retained earnings or our known current net earnings. Further, payment of dividends may be impacted as to both timing and amount by the provisions of our Retained Earnings Policy.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table should be read in conjunction with the financial statements and related notes and the discussion set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Annual Report on Form 10-K. The results of operations for the years presented are not necessarily indicative of the results to be expected for any subsequent period or entire year. The results of operations data for the three years ended December 31, 2007, 2006, and 2005, and the financial position data as of December 31, 2007, and 2006, are derived from the audited financial statements included in this Annual Report on Form 10-K. The results of operations data for the years ended December 31, 2004, and 2003, and the financial position data as of December 31, 2005, 2004, and 2003, are derived from the audited financial statements for such years, which are not included within this Annual Report on Form 10-K.

Selected Financial Data

($ amounts in thousands)

	As of and for the Year Ended December 31,
	2007	2006	2005	2004	2003
Statement of Condition
Total assets	$56,056,451	$46,868,904	$48,091,921	$44,301,758	$44,900,920
Mortgage loans held for portfolio, net	9,396,757	10,020,670	9,540,145	7,761,767	7,433,231
Advances	26,769,633	22,282,257	25,813,862	25,231,074	28,924,713
Federal funds sold	11,261,000	7,324,000	4,655,000	3,280,000	1,067,000
Trading security	—	—	43,385	88,532	101,072
Available-for-sale securities	—	—	—	1,157,080	1,186,773
Held-to-maturity securities	6,714,909	6,544,392	6,819,879	6,068,145	5,725,820
Deposits	567,068	919,943	799,942	879,417	1,212,569
COs, net(1)	52,425,220	43,314,590	44,338,682	40,448,292	40,270,909
AHP	30,300	26,366	27,025	23,060	26,483
Payable to REFCORP	9,463	6,838	7,031	—	—
Mandatorily redeemable capital stock(2)	163,469	151,332	43,574	30,259	—
Capital Stock, Class B-1 putable(3)	2,002,862	1,793,511	2,156,426	2,016,931	1,918,150
Capital Stock, Class B-2 putable	1	1	—	—	—
Retained earnings	202,111	166,622	149,014	84,995	43,290
Total capital	2,198,932	1,954,714	2,303,233	2,143,491	2,027,469
Dividends paid in cash(3)	86,532	99,054	45,721	87	689
Dividends paid in stock(3)	—	—	42,746	88,685	69,374

Statement of Income
Net interest income before provision for credit losses on mortgage loans	206,902	205,001	223,713	220,298	223,494
Provision (reversal) for credit losses on mortgage loans	—	—	—	(574)	309
Other income (loss)	1,687	(1,589)	24,955	(9,095)	(8,092)
Other expense	41,602	42,643	40,813	33,733	32,034
Income Before Assessments	166,987	160,769	207,855	178,044	183,059
AHP	14,368	13,458	17,125	14,639	14,943
REFCORP	30,524	29,462	38,146	32,668	33,623
Income before cumulative effect of change in accounting principle(2)	122,095	117,849	152,584	130,737	134,493
Cumulative effect of change in accounting principle(2)	—	—	—	(67)	—
Net Income	122,095	117,849	152,584	130,670	134,493

Performance Ratios
Weighted average dividend rate, Capital Stock(4)	—	—	—	—	5.75%
Weighted average dividend rate, Class B stock(4)	4.62%	4.75%	4.31%	4.56%	5.16%
Dividend payout ratio(5)	70.87%	84.05%	57.98%	67.94%	52.09%
Return on average equity	5.87%	5.39%	6.86%	6.25%	6.97%
Return on average assets	0.24%	0.25%	0.33%	0.29%	0.31%
Net interest margin(6)	0.41%	0.43%	0.49%	0.49%	0.51%
Total capital ratio (at period end)(7)	3.92%	4.17%	4.79%	4.84%	4.52%
Regulatory capital ratio (at period end)	4.23%	4.51%	4.88%	4.81%	4.37%

(1)	The par amount of the outstanding COs for all 12 Federal Home Loan Banks was $1,189.7 billion, $951.7 billion, $937.5 billion, $869.2 billion, and $759.5 billion, at December 31, 2007, 2006, 2005, 2004, and 2003, respectively.

(2)	We adopted SFAS 150 as of January 1, 2004, and reclassified $5.5 million of our outstanding capital stock to Mandatorily redeemable capital stock in the liability section of the Statement of Condition. Upon adoption, we recorded estimated dividends earned as a part of the carrying value of the Mandatorily redeemable capital stock. The difference between the prior carrying amount and the Mandatorily redeemable capital stock of $67 thousand was recorded as a Cumulative effect of a change in accounting principle in the Statement of Income. For the year ended December 31, 2004, we recorded $1.01 million of interest expense on Mandatorily redeemable capital stock.
(3)	We adopted a Capital Plan effective January 2, 2003, which essentially changed the timing and method of the dividend payment. Under this plan, the dividend is still paid quarterly, but is declared on or about the 10th business day of the month following the end of each quarter, rather than on the last day of the quarter as under our former capital structure.
(4)	Weighted average dividend rates are dividends paid in cash and/or stock divided by the average of capital stock eligible for dividends.
(5)	The dividend payout ratio is calculated by dividing dividends paid in cash and stock by Net Income.
(6)	Net interest margin is Net interest income before mortgage loan loss provision as a percentage of average earning assets.
(7)	Total capital ratio is Capital stock plus Retained earnings and Accumulated other comprehensive income as a percentage of Total assets at year end.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

•	changes in asset prepayment patterns;

•	changes in delinquency rates;

•	changes in or differing interpretations of accounting rules;

•	negative adjustments in Federal Home Loan Bank System credit agency ratings that could adversely impact the marketability of our COs, products, or services;

•	changes in our ability to raise capital market funding;

•	volatility of market prices, rates, and indices that could affect the value of collateral we hold as security for the obligations of our members and counterparties;

•

political events, including legislative, regulatory, or other developments, and judicial rulings that affect us, our members, counterparties, and/or investors in the COs of the 12 Federal Home Loan Banks;

•

competitive forces, including, without limitation, other sources of funding available to our members, other entities borrowing funds in the capital markets, and the ability to attract and retain skilled individuals;

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and related footnotes contained in this Annual Report on Form 10-K.

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

Analysis of Operating Results

Our overall prospects are dependent on the market environment and our members’ demand for wholesale funding and sales of mortgage loans. Our members typically use wholesale funding, in the form of Advances, after they have exhausted their other sources of funding, such as retail deposits and excess liquidity. Also, members may sell mortgage loans to us as part of an overall business strategy. In the past, periods of economic growth have led to significant use of wholesale funds by our members because businesses typically fund expansion by borrowing and/or reducing deposit balances. Conversely, slow economic growth has tended to decrease our members’ wholesale borrowing activity. However, recent market conditions, including the liquidity, credit quality and valuation issues in the housing and mortgage markets, have led to increased demand for Advances and sales of mortgage loans from our members. Member demand for Advances and the sale of mortgage loans is also influenced by the steepness of the yield curve, as well as the availability and cost of other sources of wholesale funding.

Highlights of Our Operating Results for the Years Ended December 31, 2007, and 2006

The market conditions during the second half of 2007 influenced our financial results as we responded to our members’ increased need for liquidity. Total assets were $56.1 billion as of December 31, 2007, an increase of $9.2 billion compared to $46.9 billion as of December 31, 2006. This increase was primarily due to:

•

an increase in short-term investments, consisting of Federal funds sold and Interest-bearing deposits, of $5.2 billion in order to enhance our liquidity position, utilize capital capacity and take advantage of investment opportunities; and

•	an increase in Advances of $4.5 billion as a result of increased demand from our members.

These increases were partially offset by the decrease in Mortgage loans held for portfolio of $0.6 billion, mainly due to paydowns on existing mortgages and a lower volume of new mortgages.

The overall balance of our COs, which fluctuates in relation to our Total assets, equaled $52.4 billion at December 31, 2007, an increase of $9.1 billion compared to $43.3 billion at December 31, 2006. This increase enabled us to enhance our liquidity position and support our members’ increased demand for Advances in the current housing market.

A more detailed discussion of the above changes can be found in “Analysis of Financial Condition” herein.

Net interest income was $206.9 million for the year ended December 31, 2007, compared to $205.0 million for the year ended December 31, 2006. This increase is primarily due to the increase in interest-earning assets and the wider spreads realized on our short-term investments and Advances, as well as recent trends in market interest rates. These increases were partially offset by an increase in Total interest expense due to a larger amount of Mandatorily redeemable capital stock that is classified as a liability, and the maturity of lower coupon liabilities during the year that were replaced with higher coupon liabilities.

Overall, Net Income was $122.1 million for the year ended December 31, 2007, an increase of $4.3 million or 3.6%, compared to $117.8 million for the year ended December 31, 2006. The increase was primarily due to an increase in Other income (loss) of $3.3 million, the increase of $1.9 million in Net interest income described above, and a decrease of $0.9 million in Other operating expenses. The decrease in Other operating expenses was partially offset by a charge of approximately $3.2 million recorded in Compensation and benefits related to the early retirement incentive offered in the fourth quarter of 2006 that was recognized in the first quarter of 2007. The increase in Net Income was partially offset by an increase of $2.0 million in Total assessments consistent with the higher Net Income.

A more detailed discussion of these changes in Net Income can be found in “Results of Operations for the Years Ended December 31, 2007 and 2006” herein.

On January 16, 2008, we announced a cash dividend on our Class B-1 stock of 4.75% (annualized) and Class B-2 stock of 3.80% (annualized), based on our results for the fourth quarter of 2007. Dividends of $86.5 million at an annualized rate of 4.62% were paid during 2007 based on our results for the fourth quarter of 2006 and the first three quarters of 2007. During 2007, Retained earnings increased by approximately $35.5 million compared to December 31, 2006, bringing our level of Retained earnings to $202.1 million.

On October 1, 2007, ABN AMRO Holdings NV sold its North American bank holding company, the parent of LaSalle Bank Corporation and its subsidiaries, including our member, LaSalle Bank Midwest, NA (“LaSalle”) to Bank of America Corporation, which has no other bank charters in our district. As of March 24, 2008, LaSalle remained a member of our Bank as its bank charter remains in Michigan. If Bank of America Corporation decides not to keep the LaSalle charter in our district, we would no longer be able to make Advances to or purchase mortgage loans from LaSalle. However, our current mortgage loans purchased from LaSalle and its affiliates of $4.0 billion, representing 42.5% of our mortgage loans outstanding, at par, as of December 31, 2007, will remain outstanding until maturity or prepayment. We would also be required to repurchase any outstanding capital stock owned by LaSalle by the later of five years after the date of termination of their charter in our district or the repayment of all outstanding obligations to us. As of December 31, 2007, we held $4.3 billion par value of Advances to LaSalle, which represented 16.3% of our total Advances, at par. LaSalle had a capital stock balance of $0.3 billion as of December 31, 2007, which represented 15.4% of our capital stock balance. At this time, we are unable to predict the impact of the sale of LaSalle on our future operating results. See “Item 1A. Risk Factors—Loss of One or More Large Customers Could Adversely Impact Us” for more information.

Highlights of Our Operating Results for the Years Ended December 31, 2006, and 2005

Net Interest Income for 2006 was $205.0 million compared to $223.7 million for 2005. This decrease is primarily due to narrowing of the spread between the yield on earning assets and liabilities that resulted from a flatter yield curve, trends in market interest rates, and increased use of term debt.

Overall, Net Income was $117.8 million for 2006, and $152.6 million for 2005. The decrease was primarily due to a decrease in Other income of $26.5 million that mainly resulted from the Net realized gain from the sale of available-for-sale securities of $19.6 million that occurred in 2005, and a decrease in the Net gains (losses) on derivatives and hedging activities of $10.5 million primarily due to the impact of economic hedge relationships that were utilized in 2005 but terminated prior to 2006.

A more detailed discussion of these changes in Net Income can be found in “Results of Operations for the Years Ended December 31, 2006 and 2005” herein.

We declared a cash dividend on our B-1 stock of 5.00% in the first quarter of 2007. Dividends of $99.1 million at an annualized rate of 4.75% were paid during 2006 based on our results for the fourth quarter of 2005 and the first three quarters of 2006. During 2006, Retained earnings increased by approximately $17.6 million compared to December 31, 2005, bringing our level of Retained earnings to $166.6 million.

On July 24, 2006, National City Corporation completed the consolidation of its subsidiary banks under a single national bank charter outside our district, thereby terminating their membership in our Bank. Therefore, although we can no longer make Advances to our former members owned by National City Corporation or purchase mortgages from them, current Advances and mortgage loans purchased will remain outstanding until maturity or prepayment. At December 31, 2007, we held $3.2 million par value of Advances to the subsidiaries formerly in our district, which represented 0.01% of our total Advances, at par. At December 31, 2007, we had $1.0 billion of mortgage loans purchased from them, which represented 10.6% of our total mortgage loans, at par. In addition, we are required to repurchase any outstanding capital stock owned by the subsidiaries of National City Corporation that were in our district no later than five years after the date of termination of their charters or the repayment of all outstanding obligations to us. At December 31, 2007, such entities had $91.1 million of Mandatorily redeemable capital stock outstanding, or 4.2% of our total regulatory capital stock.

On September 19, 2006, our member, Irwin Union Bank and Trust Company (“IUBT”), sold the loan origination platform and related headquarters operations of its subsidiary, Irwin Mortgage Corporation (“IMC”) to Freedom Mortgage Corporation. We had been purchasing mortgage loans from IUBT that were originated by IMC. Although we can no longer purchase mortgage loans originated by IMC, our mortgage loans from IUBT of $2.6 billion as of December 31, 2007 will remain outstanding until maturity or prepayment. Further, we can still make Advances to IUBT, or purchase mortgage loans from them that are originated by IUBT or another affiliate. However, we anticipate that our mortgage purchase volume from IUBT or another affiliate will be much less in the future.

On October 17, 2006, Sky Financial Group, Inc. completed the acquisition of our member, Union Federal Bank, and its parent company, Waterfield Mortgage, Inc. On November 3, 2006, Union Federal Bank merged into Sky Financial Group’s banking affiliate, Sky Bank. Therefore, we can no longer make Advances to Union Federal Bank. On October 18, 2006, Union Federal Bank prepaid all of its outstanding Advances. We are required to redeem any outstanding capital stock owned by Union Federal Bank no later than five years after the date of termination of their charter in our district or the repayment of all outstanding obligations to us. At December 31, 2007, Sky Bank had $45.7 million of Mandatorily redeemable capital stock outstanding, or 2.1% of our total regulatory capital stock.

See “Mandatorily Redeemable Capital Stock” herein for more information related to the redemption of the stock held by these former members.

Outlook

The Economy and the Financial Services Industry. The credit quality and valuation issues in the housing and mortgage markets began several years ago as low mortgage interest rates fueled an escalation of home values and production. Credit quality issues emerged as many subprime borrowers defaulted on their mortgage loans. These issues were compounded when low introductory rates began to reset to higher market interest rates on adjustable-rate mortgage loans, leaving more borrowers unable to make their mortgage payments. Higher mortgage rates combined with an increasing supply of residential real estate for sale have driven home prices downward. In an attempt to address liquidity and economic concerns, the Federal Reserve Board cut the federal funds rate by 100 basis points at the Federal Open Market Committee meetings held during the second half of 2007, and by an additional 200 basis points in early 2008, bringing the rate to 2.25%.

Recently, there have been indications that the mortgage market issues have spread to the general U. S, economy as well as the world-wide economy. In mid-March, the Federal Reserve announced the extraordinary measure of allowing securities firms to borrow from the central bank under terms that had previously been available only to regulated banks. The Federal Reserve also lowered the rate at which it loans funds directly to banks. Actions have been taken by other central banks, including Canada, the European Central Bank and England. We will continue to monitor the changing market conditions affecting our mortgage portfolios and the value of collateral pledged by our members.

The mortgage market issues also played a role in the slowing of the economy for our district states of Indiana and Michigan during the fourth quarter of 2007. Economic data for Michigan have generally been unfavorable compared to national data, while Indiana’s economic performance is more in line with the national economy. Michigan’s unemployment rate as of December 31, 2007, of 7.6% is well above the U.S. rate of 5.0% and Indiana’s rate of 4.6%. Michigan foreclosure rate of 1.9% of all households was the third highest in the nation while Indiana’s foreclosure rate of 1.0% matched the national rate. We believe the economic outlook for our district will continue to trail the overall U.S. economy.

Outlook for Results of Operations. We currently expect our financial performance to continue to generate reasonable returns for member stockholders across a wide range of business, financial, and economic environments. Based on our current policies and practices, we believe that credit risk, liquidity risk, and operational risk will not materially affect earnings. Continued deterioration of the credit and capital markets could negatively impact our financial results.

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

Although we constantly manage our interest rate risk, unfavorable interest rate scenarios pose significant challenges. One unfavorable interest rate scenario is a sharp and lasting increase in short-term interest rates combined with a relatively flat or inverted yield curve. This scenario decreases the Return on Equity (“ROE”) spread to short-term market interest rates, as well as our overall spread.

A second unfavorable scenario is a sharp decline in long-term interest rates. This scenario could decrease the ROE spread because faster mortgage prepayment speeds would require us to reinvest proceeds from mortgage prepayments at lower interest rates, and we would have to accelerate our recognition of mortgage net premiums and concessions on callable CO Bonds in accordance with SFAS 91.

We anticipate that our earnings will remain relatively stable in 2008. However, they are influenced by the market environment. The Advances sector has been impacted by competitive pressures from alternative sources of wholesale funds available to the membership, as well as consolidation in the financial services industry. Earnings from the mortgage sector are expected to be affected by the interest rate environment and the reduction in large sellers in the district.

Our current expectation is for Advances to our members to remain relatively stable during 2008. Our members’ future demand for Advances could decline if they experience a sustained growth in bank deposits combined with a recovery in the liquidity in the mortgage market.

Although purchases of MPP loans have increased, they are not enough to offset paydowns, and we expect the MPP portfolio to decline during 2008 due to the loss of several sources of new mortgage loans in 2006 and 2007. Our future results could be affected by continued consolidation in the financial services industry.

We do not currently anticipate any major changes in the composition of our balance sheet that would significantly increase earnings sensitivity to changes in the market environment. In addition to having embedded prepayment options and basis risk exposure, which both increase our market risk and earnings volatility, application of SFAS 91 could also result in greater earnings volatility.

In the future, we will continue to engage in various hedging strategies, including macro-based hedges, and use derivatives to assist in mitigating the volatility of economic earnings and equity market value that is likely to result from our investments in mortgage assets. While we would expect that hedging with derivatives would reduce market risk and economic earnings volatility, application of SFAS 133 to account for the derivatives could increase earnings volatility as measured by GAAP.

We strive to maintain relatively low operating expense ratios without sacrificing adequate systems, support, and staffing. Operating expenses are expected to decline in 2008 due to expenses incurred in 2007 as a result of the early retirement incentive offered in 2006. This potential decrease could be partially offset by increased operating expenses due to continued risk management and compliance-related expenses.

Analysis of Financial Condition

Advances

Advances increased by $4.5 billion or 20.1% during 2007 to $26.8 billion, compared to $22.3 billion at December 31, 2006. This increase was primarily caused by increased demand for Advances from many of our members, including, in particular, our insurance company members. Advances at par to insurance company members have increased to $3.0 billion, or 11.3% of total Advances, at December 31, 2007, compared to $0.9 billion, or 3.9% of total Advances, as of December 31, 2006. The remaining increase of $2.4 billion was primarily caused by increases in Advances to our other members and an increase of $0.5 billion due to fair value adjustments made in accordance with SFAS 133, partially offset by a $0.9 billion decrease in outstanding Advances to one of our large members.

Most of this year’s increase occurred during the second half of the year as many of our members took advantage of lower fixed interest rates. In general, Advance balances fluctuate in accordance with our members’ funding needs related to their mortgage pipelines, investment opportunities, other balance sheet strategies, and the cost of alternative funding opportunities.

Investments

The following table provides balances at December 31, 2007, and December 31, 2006, for our long-term investments, Interest-bearing deposits and Federal funds sold:

Composition of Investments

($ amounts in thousands, at carrying value)

	December 31,
	2007		2006
	Amount	%	Amount	%
U.S. government and federal agency-guarantee	$23,671	0.1%	$41,145	0.3%
State or local housing authority	3,720	0.0%	8,070	0.1%
Other bonds, notes and debentures
MBS and ABS
GSEs	848,526	4.3%	918,783	6.4%
Non-federal agency residential and commercial	5,838,992	29.8%	5,576,394	39.1%

Other bonds, notes and debentures (including GSEs)	6,687,518	34.1%	6,495,177	45.5%

Total investment securities(1)	6,714,909	34.2%	6,544,392	45.9%

Interest-bearing deposits	1,660,000	8.5%	394,081	2.8%
Federal funds sold	11,261,000	57.3%	7,324,000	51.3%

Total investments	$19,635,909	100.0%	$14,262,473	100.0%

(1)	All of our investment securities outstanding at December 31, 2007, and 2006, are long-term investments classified on our Statement of Condition as Held-to-maturity securities.

At December 31, 2007, our investment portfolio accounted for 35% of Total assets, compared to 30% at December 31, 2006.

Long-term Investment Securities. Our long-term investments consist of residential MBS, commercial MBS and ABS. At December 31, 2007, we primarily held AAA-rated (privately-issued and GSE-issued) collateralized mortgage obligations and pass-throughs. All of our MBS and ABS are rated AAA/Aaa by S&P, Moody’s or Fitch, except for an ABS bond with a book value of $27.3 million that was downgraded to AA on April 3, 2006. See “Risk Management—Credit Risk Management” herein for more information.

As of December 31, 2007, the carrying value and yield of held-to-maturity securities by contractual maturity are shown below. Expected maturities and the related interest yield of some securities and MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Held-to-Maturity Securities

Redemption and Yields

($ amounts in thousands)

	As of December 31, 2007
Year of Maturity	Carrying Value	Yield
Mortgage-backed and asset-backed securities
U.S. government and federal agencies
Due in one year or less	$—	—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	23,671	5.06%

Subtotal	23,671	5.06%

Other bonds, notes, & debentures (including GSEs)
Due in one year or less	1,110	6.21%
Due after one year through five years	—	—
Due after five years through ten years	9,036	4.04%
Due after ten years(1)	6,677,372	4.84%

Subtotal	6,687,518	4.84%

Total MBS	6,711,189	4.84%

Non-MBS
State or local housing authority
Due in one year or less	860	6.33%
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	2,860	6.96%

Subtotal	3,720	6.81%

Total held-to-maturity	$6,714,909	4.84%

(1)	This includes $138.4 million MBS purchased and outstanding from Bank of America Mortgage Securities, an affiliate of a member of our Bank. This amount of MBS represents 2.1% of the held-to-maturity portfolio and 0.7% of the investment portfolio as of December 31, 2007.

We regularly evaluate outstanding held-to-maturity investments for changes in fair value and record an impairment loss when a decline in fair value is deemed to be other-than-temporary. An investment is considered for impairment if the fair value of the investment is less than its amortized cost. After the investment is determined to be impaired, we evaluate whether this decline in value is other-than-temporary. When evaluating whether the impairment is other-than-temporary, we take into consideration whether or not we expect to receive all of the investment’s contractual cash flows based on factors that include, but are not limited to: the creditworthiness of the issuer (i.e., rating agency actions) and the underlying collateral; the length of time and extent that fair value has been less than amortized cost; and whether we have the intent and ability to hold the investment for a sufficient amount of time to recover the unrealized losses. We may also evaluate the issuer’s business and financial outlook, as well as broader industry and sector performance indicators.

The following tables summarize the held-to-maturity securities with unrealized losses as of December 31, 2007, and 2006. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position ($ amounts in thousands).

	Less than 12 months		12 months or more		Total
December 31, 2007	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS and ABS
U.S. agency obligations— Guaranteed	$—	$—	$20,724	$(33)	$20,724	$(33)
GSEs	—	—	603,326	(17,110)	603,326	(17,110)
Other(1)	553,179	(3,808)	3,143,443	(81,147)	3,696,622	(84,955)

Total temporarily impaired	$553,179	$(3,808)	$3,767,493	$(98,290)	$4,320,672	$(102,098)

(1)	Included in the column for Unrealized Losses 12 months or more were two securities we purchased from Bank of America Mortgage Securities with an amortized cost of $76.1 million and a market value of $74.4 million.

	Less than 12 months		12 months or more		Total
December 31, 2006	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS and ABS
U.S. agency obligations—Guaranteed	$—	$—	$37,039	$(284)	$37,039	$(284)
GSEs	45,113	(201)	770,842	(28,172)	815,955	(28,373)
Other(1)	330,957	(716)	3,944,712	(121,043)	4,275,669	(121,759)

Total temporarily impaired	$376,070	$(917)	$4,752,593	$(149,499)	$5,128,663	$(150,416)

(1)	Included in the column for Unrealized Losses 12 months or more was one security we purchased from ABN AMRO Mortgage Corporation with an amortized cost of $63.7 million and a market value of $62.4 million.

The unrealized losses on our investments in MBS and ABS reflected above were caused by interest rate fluctuations and the current credit environment. Since we have the ability and intent to hold these investments until a full recovery of the unrealized losses, which may be maturity, and in part based on the creditworthiness of the issuers and the underlying collateral, we do not consider these investments to be other-than-temporarily impaired at December 31, 2007, or 2006.

If there is an other-than-temporary impairment in value of an investment, the decline in value is recognized as a loss and presented in the Statement of Income as Other expense. We have not experienced any other-than-temporary impairment in value of any investment during 2007, 2006, or 2005.

The Finance Board’s regulations provide that the total book value of our investments in MBS and ABS must not exceed 300% of our Total regulatory capital, consisting of Retained earnings, Class B stock, and Mandatorily redeemable capital stock, as of the previous month end on the day we purchase the securities. If our outstanding investments in MBS and ABS exceed the limitation at any time, but were in compliance at the time we purchased the investments, we would not be considered out of compliance with the regulation. We would not be permitted to purchase additional MBS or ABS until we were back within the capital limitation. See “Item 7. Management’s Discussion and Analysis – Recent Accounting and Regulatory Developments” for information concerning a temporary increase in our investment authority passed by the Finance Board on March 24, 2008.

Due to our repurchases of excess stock during 2006, our MBS portfolio temporarily exceeded the regulatory limit of three times our Total regulatory capital. We were in compliance with the regulatory limit at the time we purchased the MBS, but our MBS holdings exceeded the regulatory limit at December 31, 2006, and we were precluded from purchasing additional MBS until the first quarter of 2007 when the outstanding principal amount of our holdings fell below three times our Total regulatory capital. We are currently in compliance with this regulation, and we were in compliance at December 31, 2007.

As of December 31, 2007, we held securities classified as held-to-maturity from the following issuers with a carrying value greater than 10% of our capital:

Issuers with a Carrying Value Greater than 10% of Capital

As of December 31, 2007

($ amounts in thousands)

Name of Issuer	Carrying Value	Market Value
Washington Mutual	$1,317,279	$1,310,650
Wells Fargo Mortgage Backed Securities Trust	1,035,053	1,034,919
GSR Mortgage Loan Trust	1,034,426	1,009,079
Countrywide Home Loans	580,929	566,257
Freddie Mac	443,109	435,613
Fannie Mae	405,417	397,705
Residential Funding Mortgage Securities I	350,182	349,064

Total	$5,166,395	$5,103,287

Short-term Investments. As of December 31, 2007, short-term investments, which are comprised of Interest-bearing deposits and Federal funds sold, totaled $12.9 billion, an increase of $5.2 billion from December 31, 2006, primarily due to increases of $3.9 billion in Federal funds sold and $1.3 billion in interest-bearing deposits in order to utilize capital capacity and take advantage of investment opportunities.

Mortgage Loans Held for Portfolio, Net

We purchase mortgage loans from our members through our MPP. At December 31, 2007, after considering the effects of premiums, discounts, SFAS 133 basis adjustments, and allowances for credit losses on mortgage loans, we held $9.4 billion in mortgage loans purchased from our members, compared to $10.0 billion at December 31, 2006. The decrease in Mortgage loans held for portfolio, net was primarily due to the loss of sellers described in “Highlights of Our Operating Results for the Years Ended December 31, 2007, and 2006” and “Highlights of Our Operating Results for the Years Ended December 31, 2006, and 2005” herein. We anticipate that our outstanding Mortgage loans held for portfolio will decrease in 2008 due to the loss of these sources of new mortgage loans, the reduction of outstanding balances due to maturity or prepayment, and our transition to purchasing loans from small to mid-size members.

Some of the other factors that impact the volume of mortgage loans purchased through the MPP include the general level of housing activity in the U.S., the level of refinancing activity, and consumer product preferences. In accordance with our MPP policy for conventional loans, we purchase conforming, fixed-rate, fixed-term mortgage loans.

For the year ending December 31, 2007, we purchased $0.5 billion in principal amount of new loans. Total principal repayments during the period were $1.1 billion. In 2006, we purchased $1.6 billion in principal amount of new loans. In the same period, total principal repayments were $1.1 billion.

The following table presents the composition of our outstanding purchased mortgage loans at December 31, 2007, and December 31, 2006:

Mortgage Loans Held for Portfolio

($ amounts in thousands)

	December 31, 2007
	Long-term(1)	Medium- term(2)	Total
Unpaid principal balance	$7,959,694	$1,407,128	$9,366,822
Deferred net premium	2,945	6,249	9,194
Basis adjustments from terminated fair value hedges, and loan commitments.	20,866	(125)	20,741

Total mortgage loans held for portfolio	$7,983,505	$1,413,252	$9,396,757

	December 31, 2006
	Long-term(1)	Medium- term(2)	Total
Unpaid principal balance	$8,418,418	$1,567,102	$9,985,520
Deferred net premium	4,390	8,168	12,558
Basis adjustments from terminated fair value hedges, and loan commitments.	22,808	(216)	22,592

Total mortgage loans held for portfolio	$8,445,616	$1,575,054	$10,020,670

(1)	Long-term is defined as original loan terms greater than 15 years.
(2)	Medium-term is defined as original loan terms of 15 years or less.

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

Finance Board regulations require that all providers of SMI be rated not lower than AA-, and our sellers are legally obligated to maintain such insurance with an insurer rated not lower than AA-. If at any time one of our SMI providers is downgraded below AA-, we would be required by the Finance Board to seek replacement insurance from another company that meets the rating requirement. Alternatively, we may be required to seek regulatory forbearance if such alternative insurance is unavailable. Depending upon market conditions at that time, the cost of replacement insurance could be higher than the current cost, which could have a material adverse impact on the profitability of our MPP portfolio.

The following table presents the concentration of SMI insurance on our conventional loans as of December 31, 2007, and the current related credit ratings of our SMI providers:

	% of portfolio	S&P Credit rating	Moody’s Credit rating	Fitch Credit rating
MGIC	86%	AA-/watch negative	Aa2/watch negative	AA/watch negative
Genworth	14%	AA/negative outlook	Aa2/negative outlook	AA

Total	100%

Deposits (Liabilities)

Total deposits were $567.1 million at December 31, 2007, compared to $919.9 million at December 31, 2006. These deposits represent a relatively small portion of our funding, and they vary depending upon market factors, such as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members’ investment preferences with respect to the maturity of their investments, collateral flows, and member liquidity.

Consolidated Obligations

At December 31, 2007, the carrying values of CO Bonds and Discount notes issued on our behalf totaled $30.3 billion and $22.2 billion, respectively, compared to $32.8 billion and $10.5 billion at December 31, 2006, respectively. The overall balance of COs, which fluctuates in relation to Total assets, increased by $9.1 billion or 21.0%. The increase in Discount notes of $11.7 billion is due to their lower relative cost and correlates with the growth in short-term investments and Advances.

The following table presents the composition of our outstanding CO Bonds at December 31, 2007, and December 31, 2006:

Composition of CO Bonds

($ amounts in thousands, at par)

	December 31,
	2007		2006
	Amount	%	Amount	%
Fixed rate	$28,182,940	93.2%	$28,604,395	86.7%
Step-up	1,703,080	5.6%	3,823,080	11.6%
Single-indexed floating rate	155,000	0.5%	110,000	0.3%
Fixed that converts to variable	140,000	0.5%	240,000	0.8%
Variable that converts to fixed	50,000	0.2%	175,000	0.5%
Range	—	—	37,000	0.1%

Total, at par	$30,231,020	100.0%	$32,989,475	100.0%

Consistent with our risk management philosophy, we use interest rate exchange agreements (also referred to as interest rate swaps) to convert many of our fixed-rate COs to floating rate instruments that periodically reset to an index such as three-month LIBOR. As has been the case for the last several years, a majority of our COs that were issued and swapped to LIBOR in 2007 and 2006 were callable bonds. A callable bond provides us with the right to redeem the instrument on predetermined call dates in the future. When we swap a callable CO to LIBOR, we sell an option to the interest rate swap counterparty that mirrors the option we own to call the bond. If market interest rates decline, the swap counterparty will generally cancel the interest rate swap, and we will then typically call the CO Bond. Conversely, if market interest rates increase, the swap counterparty generally elects to keep the interest rate swap outstanding, and we will then elect not to call the CO Bond. With the generally declining market interest rates in late 2007, we called a number of our callable bonds and replaced a portion of them with new callable bonds

During 2006 and 2007, market conditions varied as the Federal Open Market Committee reacted to concerns about potential inflation by raising the federal funds rate by 100 basis points during 2006. In the latter half of 2007, they lowered the federal funds rate by 100 basis points in an attempt to alleviate the stress on the financial markets by easing credit and promoting economic growth. The decreases in the federal funds rate continued in the first quarter of 2008, with a significant unscheduled decrease of 75 basis points in January 2008, followed by decreases totaling 125 basis points at its regular meetings, and the potential for further lowering throughout the year. Our ability to fund our asset positions through the various CO debt issuance programs has not been adversely impacted by market conditions. In the future, the cost of debt raised in this manner will depend on several factors, including the direction and level of market interest rates, competition from other issuers of agency debt, changes in the investment preferences of potential buyers of agency debt securities, pricing in the interest rate swap market, and other technical market factors.

Derivatives

As of December 31, 2007, and 2006, we had Derivative assets, including accrued interest, with market values of $3.6 million and $99.5 million, respectively, and Derivative liabilities, including accrued interest, with market values of $296.2 million and $63.4 million, respectively. These differences reflect the impact of interest rate changes that affected the market value of our derivatives and swap terminations. We record all derivative financial instruments on the Statement of Condition at their fair value with changes in the fair value of all derivatives recorded through earnings.

The principal derivative instruments we use are interest-rate swaps and to-be-announced mortgage hedges (“TBAs”). We classify interest-rate swaps as derivative assets or liabilities according to the net fair value of the interest-rate swaps with each counterparty. Because these swaps are covered by a master netting agreement, (a) if the net fair value of the interest-rate swaps with a counterparty is positive, it is classified as an asset; and, (b) if the net fair value of the interest-rate swaps with a counterparty is negative, it is classified as a liability. TBAs, which are not covered by a master netting agreement, are recorded as a derivative asset or liability as required by SFAS 133 based upon fair value. Increases and decreases in the fair value of each of these instruments are primarily caused by market changes in the derivative’s underlying interest rate index. For additional information, see Risk Management herein.

Capital

Total capital increased to $2.2 billion at December 31, 2007, compared to $2.0 billion at December 31, 2006. The following table presents the changes in Total capital:

Changes in Total Capital

($ amounts in thousands)

	Capital Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2006	$1,793,512	$166,622	$(5,420)	$1,954,714
Reclassification to Mandatorily redeemable capital stock related to the loss of former members	(12,272)	—	—	(12,272)
Proceeds from the sale of capital stock	221,623	—	—	221,623
Net Income	—	122,095	—	122,095
Mandatorily redeemable capital stock distributions	—	(74)	—	(74)
Dividends paid	—	(86,532)	—	(86,532)
Other comprehensive income
Pension and postretirement benefits	—	—	(622)	(622)

Balance at December 31, 2007	$2,002,863	$202,111	$(6,042)	$2,198,932

Total Regulatory Capital

Our total regulatory capital consists of Retained earnings, Class B stock, and Mandatorily redeemable capital stock. Mandatorily redeemable capital stock is classified as a liability according to GAAP on our Statement of Condition.

As of December 31, 2007, $649.3 million, or 30% of our total regulatory capital stock balance, which consists of Class B stock and Mandatorily redeemable capital stock, was comprised of stock not required as a condition of membership or to support services to members, compared to $618.6 million, or 32%, at December 31, 2006. The increase of $30.7 million in excess stock was primarily due to the decrease in Advances to one large member as described in “Advances” herein, largely offset by the decrease in the excess stock of other members. In general, the level of excess stock fluctuates with our members’ demand for Advances.

We generally will not redeem or repurchase member capital stock until five years after either the membership is terminated or we receive a notice of withdrawal from membership. If we receive a request to redeem excess stock, we are not required to redeem or repurchase such excess stock until the expiration of the five-year redemption period. However, we reserve the right to repurchase, and have repurchased, excess stock from any member, with or without a member request, and at our discretion, upon 15 days’ notice to the member.

Retained Earnings

Retained earnings equaled $202.1 million at December 31, 2007, an increase of $35.5 million compared to December 31, 2006. The following table quantifies the net change in Retained earnings:

Net Income versus Dividends Paid

($ amounts in thousands)

	For the Year Ended December 31,
	2007	2006	2005
Net Income	$122,095	$117,849	$152,584
Dividends paid	(86,532)	(99,054)	(88,467)
Mandatorily redeemable capital stock distributions	(74)	(1,187)	(98)

Change in Retained earnings	$35,489	$17,608	$64,019

Our Retained Earnings Policy establishes guidelines for our board to use in determining the amount of earnings to retain. These guidelines include, but are not limited to: (i) a retained earnings target that is comprised of market, credit, operations and accounting risk components; (ii) the impact on our members; and (iii) the stability of stock and membership levels. The Retained earnings target reflects a minimum Retained earnings balance after the quarterly dividend is paid. At December 31, 2007, the retained earnings target was $96.5 million. In addition, our board may establish an additional supplemental allowance to provide further protection from unusual adverse events. Our board has determined this amount to be 10% of the retained earnings target. Our board also considers other market-value based measures to determine the appropriate level of Retained earnings which are reviewed on a quarterly basis. The Retained earnings balance at December 31, 2007, adjusted for the fourth quarter dividend of $23.6 million that was declared in January 2008, was $178.5 million.

Our Retained earnings target can be superseded by Finance Board mandates, either by an order specific to the Bank, by institution of new advisory guidelines, or by promulgation of new regulations requiring a level of Retained earnings that is different from our currently targeted level. Over time, as our risk profile changes, we will continue to evaluate our Retained earnings position.

Results of Operations for the Years Ended December 31, 2007, 2006, and 2005

Net Income

Net Income for 2007 was $122.1 million, an increase of $4.3 million or 3.6%, compared to $117.8 million for 2006. This increase in Net Income was primarily caused by the following:

•	Net interest income increased by $1.9 million. The factors impacting Net interest income are addressed separately below under “Net Interest Income.”

•

Other income (loss) increased by $3.3 million. This increase was primarily due to a $2.7 million increase due to fair value adjustments made in accordance with SFAS 133 that resulted in an increase from the Net gains (losses) on derivatives and hedging activities, and an increase from the Net gain (loss) on trading security because the trading security was paid off in 2006.

•

Other expenses decreased by $1.0 million for 2007, compared to 2006, due to reduced operating expenses that were partially offset by increased Office of Finance expenses and a charge of approximately $3.2 million related to the early retirement incentive offered in the fourth quarter of 2006 that was recognized in the first quarter of 2007.

These factors were partially offset by an increase in Total assessments for AHP and REFCORP of $2.0 million, consistent with the higher level of Income Before Assessments.

Net Income for 2006 was $117.8 million, a decrease of $34.8 million, or 22.8%, compared to $152.6 million of Net Income for 2005. The following factors contributed to this decrease:

•	Net interest income decreased by $18.7 million in 2006, compared to 2005. The factors impacting Net interest income are addressed separately below under “Net Interest Income.”

•

Other income (loss) decreased $26.5 million in 2006, compared to 2005. In 2005 we sold $946.3 million par value of available-for-sale securities at a realized gain of $19.6 million. Additionally, in 2005, we had more derivatives that were in economic hedge relationships. The $10.5 million decrease in the Net gains (losses) on derivatives and hedging activities was primarily the result of the one-sided mark on the derivatives in these hedge relationships. These decreases were partially offset by a $3.7 million decrease in the Net loss on trading security in 2006. See “Other income” herein.

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

Net Interest Income

Net interest income was $206.9 million for the year ended December 31, 2007, an increase of $1.9 million compared to the year ended December 31, 2006. The following components comprised the change in Net interest income:

•

Effect of the change in the spread and average net earning assets—The spread between the yield on earning assets and liabilities decreased to 0.17% for the year ended December 31, 2007, compared to 0.18% for the year ended December 31, 2006, primarily due to narrowing of the spread between the yield on earning assets and liabilities that resulted from a flatter yield curve and recent trends in market interest rates. The imputed decrease in Net interest income due to the decreased spread was approximately $2.6 million. Our average interest-earning assets increased by approximately $3.2 billion at December 31, 2007, compared to December 31, 2006. The imputed increase in Net interest income due to this increase was approximately $5.6 million.

•

Effect of the change in the cost of funds and average capital and net non-earning assets and non-costing liabilities—Our average cost of funds increased by 16 basis points for the year ended December 31, 2007, compared to the year ended December 31, 2006, to 5.04% from 4.88%. Since we earn interest on the investment of capital and any non-costing liabilities, Net interest income is positively impacted as interest rates rise, and we earn a higher return on our average net equity. The imputed increase in Net interest income due to the increase in the cost of funds was approximately $3.8 million. Likewise, as average net equity increases or decreases, this also leads to a corresponding change in Net interest income. Average net equity decreased by $99.1 million from December 31, 2006 to December 31, 2007. Earnings from our average net equity can be computed as the average cost of interest-bearing liabilities multiplied by the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities. The imputed decrease in Net interest income due to the decrease in our average net equity was approximately $4.9 million.

Our Net interest income was $205.0 million for 2006, a decrease of $18.7 million compared to $223.7 million for 2005. The following factors impacted Net interest income:

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

•

Our average cost of funds increased by 120 basis points for 2006, compared to 2005, from 3.68% to 4.88%. Since we earn interest on the investment of capital and any non-costing liabilities, Net interest income is positively impacted as interest rates rise, and we earn a higher return on our average net equity investment. Earnings from our average net equity can be computed as the average cost of interest-bearing liabilities (our cost of funds) multiplied by the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities. The imputed increase in Net interest income due to the increase in the cost of funds was approximately $20.6 million.

Trends, Events and Uncertainties

Net Income has been volatile during the period from 2003 through 2007. We derive nearly all of our revenue from Net interest income. Therefore, the rate of return that is earned from the investment of capital has a meaningful impact on earnings and ROE. For example, our average capital for 2007 was $2.079 billion. This amount can be viewed as being invested on a pro-rata basis across all of our assets. Therefore, if the gross return on assets increases by 1%, Net interest income will tend to increase by approximately $20.79 million. Likewise, a decline of 1% would tend to reduce Net interest income by approximately $20.79 million. Since the change in our gross return on assets implicitly includes the spread on those assets, our management often evaluates ROE in comparison to cost of funds.

Changes in interest rates do not immediately impact the cost of funds since our liabilities mature or re-price at various future dates. During the period 2003 through 2007, interest rates, as measured by three-month LIBOR, a key interest rate index for the Bank, generally increased.

ROE, Cost of Funds and 3-Month LIBOR

2003 – 2007

	2007	2006	2005	2004	2003
ROE	5.87%	5.39%	6.86%	6.25%	6.97%
Cost of Funds	5.04%	4.88%	3.68%	2.45%	2.31%
Average 3-Month LIBOR	5.30%	5.20%	3.57%	1.62%	1.21%
ROE Less Cost of Funds	0.83%	0.51%	3.18%	3.80%	4.66%

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

Average 3-month LIBOR generally increased each year from 2003 through 2007. Our Cost of Funds increased because a portion of our liabilities floats relative to various short-term indices. Our ROE increased as a result of higher spreads on short-term investments and Advances during the second half of 2007.

The following table presents average balances, income, and yields of major earning asset categories and the sources funding those earning assets for the years ended December 31, 2007, 2006, and 2005.

Average Balances, Interest Income, and Yields

($ amounts in thousands)

For the Year Ended December 31,

	2007			2006			2005
	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate
Assets
Interest-bearing deposits	$1,404,282	$73,968	5.27%	$972,217	$48,879	5.03%	$410,134	$13,276	3.24%
Federal funds sold	9,404,803	486,289	5.17%	6,649,940	337,200	5.07%	2,655,058	86,466	3.26%
Trading security(1) (2)	—	—	—	20,587	1,316	6.39%	65,243	4,308	6.60%
Available-for-sale securities(3)	—	—	—	—	—	—	695,980	31,852	4.58%
Held-to-maturity securities	6,531,079	306,972	4.70%	6,776,554	310,789	4.59%	6,434,108	278,637	4.33%
Advances(3)	23,241,392	1,245,317	5.36%	22,881,448	1,177,839	5.15%	26,506,682	943,770	3.56%
Mortgage loans held for portfolio	9,731,180	509,793	5.24%	9,857,732	509,528	5.17%	8,793,311	441,308	5.02%
Loans to other Federal Home Loan Banks	1,720	92	5.35%	274	14	5.11%	2,589	73	2.82%

Total earning assets	50,314,456	2,622,431	5.21%	47,158,752	2,385,565	5.06%	45,563,105	1,799,690	3.95%
Other assets	371,551			410,468			337,480

Total assets	$50,686,007			$47,569,220			$45,900,585

Liabilities and Capital
Interest-bearing deposits	$886,907	43,219	4.87%	$1,159,279	56,089	4.84%	$987,670	30,652	3.10%
Loans from other Federal Home Loan Banks	13	1	7.69%	704	38	5.40%	973	26	2.67%
Other borrowings(4)	27	2	7.41%	1,994	102	5.12%	—	—	—
Discount notes	13,581,771	674,657	4.97%	8,845,511	439,173	4.96%	9,027,487	278,082	3.08%
CO Bonds(3)	33,318,300	1,690,434	5.07%	34,611,645	1,681,888	4.86%	32,797,857	1,265,674	3.86%
Mandatorily redeemable capital stock	158,933	7,216	4.54%	72,028	3,274	4.55%	36,411	1,543	4.24%

Total interest-bearing liabilities	47,945,951	2,415,529	5.04%	44,691,161	2,180,564	4.88%	42,850,398	1,575,977	3.68%
Other liabilities	661,516			693,008			824,501
Total capital	2,078,540			2,185,051			2,225,686

Total liabilities and capital	$50,686,007			$47,569,220			$45,900,585

Net interest income and net spread on interest-earning assets less interest-bearing liabilities		$206,902	0.17%		$205,001	0.18%		$223,713	0.27%

Net interest margin	0.41%			0.43%			0.49%

Average interest-earning assets to interest-bearing liabilities	1.05			1.06			1.06

(1)	Interest income and average rates exclude the effect of associated interest rate exchange agreements as the net interest expense associated with such agreements is recorded in Other income (loss) in the Statement of Income.
(2)	Including the effects of these interest rate exchange agreements, the average rate on the trading security was 4.52% and 3.47% for the years ended December 31, 2006, and 2005, respectively.
(3)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements to the extent such agreements qualify for SFAS 133 fair value hedge accounting.
(4)	The average rates presented in this table have been calculated using the rounded numbers presented in this table. Except for Loans from other Federal Home Loan Banks and Other borrowings, using rounded numbers had no significant impact on the average rates presented. Using unrounded numbers, the average rates for Loans from other Federal Home Loan Banks for the years ended December 31, 2007, 2006, and 2005 were 5.39%, 5.40%, and 2.68% respectively. Using unrounded numbers, the average rate for Other borrowings for the years ended December 31, 2007 and 2006 were 6.37% and 5.11%, respectively. There were no Other borrowings outstanding during the year ended December 31, 2005.

Changes in both volume and interest rates influence changes in Net interest income and Net interest margin. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes have been allocated to the volume and rate categories based upon the proportion of the volume and rate changes. The following table summarizes changes in interest income and interest expense between 2007 and 2006 and between 2006 and 2005:

Rate and Volume Analysis

For the Year Ended December 31,

($ amounts in thousands)

	2007 over 2006			2006 over 2005
	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in interest income
Advances	$18,739	$48,739	$67,478	$(142,585)	$376,654	$234,069
Interest-bearing deposits	22,658	2,431	25,089	25,365	10,238	35,603
Federal funds sold	142,319	6,770	149,089	182,989	67,745	250,734
Trading security	(1,316)	—	(1,316)	(2,859)	(133)	(2,992)
Available-for-sale securities	—	—	—	(31,852)	—	(31,852)
Held-to-maturity securities	(11,424)	7,607	(3,817)	15,245	16,907	32,152
Mortgage loans held for portfolio	(6,584)	6,849	265	54,701	13,519	68,220
Loans to other Federal Home Loan Banks	77	1	78	(93)	34	(59)

Total	164,469	72,397	236,866	100,911	484,964	585,875

Increase (decrease) in interest expense
Discount notes	235,268	216	235,484	(5,715)	166,806	161,091
CO Bonds	(64,119)	72,665	8,546	73,185	343,029	416,214
Interest-bearing deposits	(13,270)	400	(12,870)	6,032	19,405	25,437
Mandatorily redeemable capital stock	3,946	(4)	3,942	1,611	120	1,731
Loans from other Federal Home Loan Banks	(48)	11	(37)	(9)	21	12
Other borrowings	(132)	32	(100)	102	—	102

Total	161,645	73,320	234,965	75,206	529,381	604,587

Increase (decrease) in Net interest income	$2,824	$(923)	$1,901	$25,705	$(44,417)	$(18,712)

Earnings Analysis

The following table presents changes in the components of our earnings for the past two years:

Change in Earnings Components

For the Year Ended December 31,

($ amounts in thousands)

	2007 vs. 2006	2006 vs. 2005	2007 vs. 2006	2006 vs. 2005
	$ change	$ change	% change	% change
Increase (decrease) in
Interest income	$236,866	$585,875	9.9%	32.6%
Interest expense	234,965	604,587	10.8%	38.4%

Net interest income	1,901	(18,712)	0.9%	(8.4)%
Other income (loss)	3,276	(26,544)	206.2%	(106.4)%
Other expense	(1,041)	1,830	(2.4)%	4.5%

Income Before Assessments	6,218	(47,086)	3.9%	(22.7)%

AHP	910	(3,667)	6.8%	(21.4)%
REFCORP	1,062	(8,684)	3.6%	(22.8)%

Total assessments	1,972	(12,351)	4.6%	(22.3)%

Net Income	$4,246	$(34,735)	3.6%	(22.8)%

Other Income

The following table presents a breakdown of Other income (loss) for the three years ended December 31, 2007, 2006, and 2005, and an analysis of the changes in the components of these income items for the past two years:

Analysis of Other Income (Loss)

For the Year Ended December 31,

($ amounts in thousands)

	2007	2006	2005	2007 vs. 2006		2006 vs. 2005
				$ Amt	% change	$ Amt	% change
Service fees	$1,341	$1,424	$1,495	$(83)	(5.8)%	$(71)	(4.8)%
Net loss on trading security	—	(755)	(4,499)	755	100.0%	3,744	83.2%
Net realized gain from sale of available-for-sale securities	—	—	19,621	—	—	(19,621)	(100.0)%
Net gains (losses) on derivatives and hedging activities	(1,217)	(3,885)	6,651	2,668	68.7%	(10,536)	(158.4)%
Other, net	1,563	1,627	1,687	(64)	(3.9)%	(60)	(3.6)%

Total other income (loss)	$1,687	$(1,589)	$24,955	$3,276	206.2%	$(26,544)	(106.4)%

The increase in Other income (loss) for 2007, compared to 2006, was primarily due to fair value adjustments made in accordance with SFAS 133 that resulted in an increase in the Net gains (losses) on derivatives and hedging activities and an increase resulting from not having a Net loss on trading security because the trading security was paid off in 2006.

The decrease in Other income (loss) for 2006, compared to 2005, was primarily due to the decrease in the Net gain from the sale of available-for-sale securities of $19.6 million, and the impact of economic hedge relationships that were utilized in 2005 but terminated prior to 2006, that resulted in a decrease in the Net gains (losses) on derivatives and hedging activities of $10.5 million, that was partially offset by a $3.7 million increase caused by the reduction in the Net loss on trading security.

The trading security was part of an economic hedge that was implemented with an offsetting interest rate swap. We recorded the entire change in the trading security’s fair value in the Statement of Income through Net loss on trading security in accordance with the provisions of SFAS 115. In accordance with SFAS 133, the change in the fair value of the interest rate exchange agreement associated with the trading security is reported in the Statement of Income through Net gains (losses) on derivatives and hedging activities. As a result, while not in an SFAS 133 hedging relationship, some offset occurred for our trading security and its associated (designated) derivative by virtue of the accounting prescribed by both SFAS 115 and SFAS 133.

The tables below, entitled “Components on Net gains (losses) on Derivatives and Hedging Activities by Hedge” and “Net gains (losses) on Derivatives and Hedging Activities by Product” present the components of this change by type of hedge and type of product.

Components of Net Gains (Losses) on Derivatives and Hedging Activities

By Hedge

For the Year Ended December 31,

($ amounts in thousands)

	2007	2006	2005
Fair Value Hedges
Net gains (losses) due to ineffectiveness on
Advances	$2,068	$18	$1,674
MPP	118	680	446
CO Bonds	(3,797)	(1,208)	(2,356)

Net gains (losses) on fair value hedges	(1,611)	(510)	(236)

Non SFAS 133/Economic Hedges
Net interest (payment)/receipt settlements(1)
Advances	4	26	6
Investments	2	(264)	(15,951)
CO Bonds	(1,256)	(1,558)	(2,038)
Discount notes	(128)	—	—
Intermediary	—	—	4

Subtotal – net settlements	(1,378)	(1,796)	(17,979)

SFAS 133 derivative fair value gain (loss) adjustments
Advances	(5)	(13)	33
Investments	—	160	30,101
CO Bonds	2,394	346	(770)
Discount notes	(64)	—	—
Intermediary	—	—	(4)
MPP	(553)	(2,072)	(4,494)

Subtotal – fair value adjustments	1,772	(1,579)	24,866

Net gains (losses) on economic hedges	394	(3,375)	6,887

Net gains (losses) on derivative and hedging activities	$(1,217)	$(3,885)	$6,651

(1)	Net settlements represent the net interest payments or receipts on interest rate exchange agreements for hedges not receiving fair value hedge accounting.

Net Gains (Losses) on Derivatives and Hedging Activities

By Product

For the Year Ended December 31,

($ amounts in thousands)

	2007	2006	2005
Advances	$2,067	$31	$1,713
Investments	2	(104)	14,150
MPP	(435)	(1,392)	(4,048)
CO Bonds	(2,659)	(2,420)	(5,164)
Discount notes	(192)	—	—

Net gains (losses) on derivatives and hedging activities	$(1,217)	$(3,885)	$6,651

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

SFAS 133 introduces periodic earnings volatility. This volatility occurs in the form of the net difference between changes, if any, in the fair values of the hedge (the derivative instrument) and the hedged item (the asset or liability), for accounting purposes. Two types of hedging contribute significantly to volatility in our earnings.

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

Other Expense

The following table presents a breakdown of Other Expense for the three years ending December 31, 2007, 2006, and 2005, and an analysis of the changes in the components of these expenses for the past two years:

Analysis of Other Expense

For the Year Ended December 31,

($ amounts in thousands)

	2007	2006	2005	2007 vs. 2006		2006 vs. 2005
				$ Amt	% change	$ Amt	% change
Compensation and benefits	$27,419	$27,405	$25,420	$14	0.1%	$1,985	7.8%
Other operating expenses	9,247	10,107	10,455	(860)	(8.5)%	(348)	(3.3)%
Finance Board and Office of Finance expenses	3,274	2,960	2,992	314	10.6%	(32)	(1.1)%
Other	1,662	2,171	1,946	(509)	(23.4)%	225	11.6%

Total Other Expense	$41,602	$42,643	$40,813	$(1,041)	(2.4)%	$1,830	4.5%

The decrease in Total Other Expense for 2007, compared to 2006, was primarily due to:

•	lower Other operating expenses from the cost-cutting measures initiated in 2006 that resulted in a smaller workforce, and

•	lower master servicing fees for MPP (see line captioned “Other” in above table) that were renegotiated during the second quarter of 2007.

These decreases were partially offset by increased Office of Finance expenses and a $3.2 million charge incurred in Compensation and benefits in the first quarter of 2007 related to the early retirement incentive offered in the fourth quarter of 2006. These increased Compensation and benefits expenses were partially offset by decreased salaries resulting from a smaller workforce after certain employees accepted the early retirement incentive offered in the fourth quarter of 2006 and a reduction in force that occurred in the first quarter of 2007.

The increase in Total Other Expense for 2006 of $1.8 million compared to 2005 was primarily due to higher benefit expenses as a result of increased retirement fund contributions and accruals, and higher Compensation and benefits from staff increases made in 2006 that were partially offset by the reduced incentive compensation based on a lower attainment of incentive compensation goals, and lower Other operating expenses due to cost-cutting measures. These measures included reduced training budgets and outside expert expenses. Further, we have taken additional steps to reduce Total Other Expense. For example, in addition to an early retirement incentive discussed below, we eliminated several staff positions in the first quarter of 2007 and reduced short-term incentive compensation awards and eliminated salary increases for most senior officers for 2007.

On October 20, 2006, our board adopted an early retirement incentive for 28 employees who had or would reach age 50 by December 15, 2006, with at least 10 years of service. Our President and Chief Executive Officer, Chief Financial Officer and Senior Vice President—Information Systems and Operations, together with certain non-executive officers and employees, accepted this incentive. See “Item 11. Executive Compensation—Compensation Discussion and Analysis” for more information. The early retirement incentive increased Other Expenses for Compensation and benefits for 2007 and 2006, but we anticipate that it will decrease our Total Other Expense in the future due to lower retirement fund contributions and accruals and the level of current salaries.

Office of Finance Expenses

The Federal Home Loan Banks fund the costs of the Office of Finance as a joint office that facilitates issuing and servicing COs, preparation of the Federal Home Loan Banks’ combined quarterly and annual financial reports, and certain other functions. For the years ended December 31, 2007, 2006, and 2005, our assessments to fund the Office of Finance were $1.7 million, $1.4 million, and $1.4 million, respectively.

Finance Board Expenses

The Federal Home Loan Banks are assessed the costs of operating their regulator, the Finance Board. We have no control over these costs. For the years ended December 31, 2007, 2006, and 2005, our Finance Board assessments were unchanged at $1.6 million. See “Finance Board and Office of Finance Expenses” in Note 1 to our Audited Financial Statements.

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

AHP. The Federal Home Loan Banks are required to contribute annually, in the aggregate, the greater of $100 million or 10% of their net earnings, before interest expense for Mandatorily redeemable capital stock that is classified as debt, and after the REFCORP assessments, to fund the AHP. For the years ended December 31, 2007, 2006 and 2005, our expense was $14.4 million, $13.5 million, and $17.1 million, respectively.

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

Through December 31, 2007, the Federal Home Loan Banks have exceeded the $300 million annual annuity requirements for all years between 2000 and 2007, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to October 15, 2013. The Federal Home Loan Banks’ aggregate payments through 2007 have satisfied $24 million of the $75 million scheduled payment due on October 15, 2013 and all scheduled payments thereafter, assuming that the Federal Home Loan Banks will pay exactly $300 million annually after December 31, 2007, until the annuity is satisfied. These defeased payments, or portions thereof, could be restored in the future if actual REFCORP payments of the 12 Federal Home Loan Banks fall short of $75 million in any given quarter. Contributions to REFCORP will be discontinued once all obligations have been fulfilled. However, due to the interrelationships of all future earnings of the 12 Federal Home Loan Banks, we are not able to determine the total cumulative amount to be paid by our Bank to REFCORP.

The 20% fixed percentage REFCORP rate applied to earnings for the years ended December 31, 2007, 2006, and 2005, resulted in expenses of $30.5 million, $29.5 million and $38.1 million, respectively

Business Segments

We manage our business by grouping the income and expenses from our products and services within two business segments:

•

TFIDP, which includes interest earned on Advances and investments, the borrowing costs related to those assets, the effects of premium and discount amortization and the impact of net interest settlements related to interest rate exchange agreements. It also includes the borrowing costs related to holding Deposit products for members and other miscellaneous borrowings as well as all other miscellaneous income and expense not associated with the MPP.

•

MPP, which is derived primarily from the difference, or spread, between the net yield on mortgage loans, including the direct effects of premium and discount amortization in accordance with SFAS 91, and the borrowing costs related to those loans.

The following tables set forth our financial performance by operating segment for the years ended December 31, 2007, 2006, and 2005 ($ amounts in thousands):

TFIDP

	2007	2006	2005
Net interest income	$166,544	$161,009	$164,112
Other income (loss)	2,122	(197)	29,003
Other expenses	38,725	38,688	36,876

Income Before Assessments	129,941	122,124	156,239

AHP	11,344	10,303	12,911
REFCORP	23,720	22,364	28,666

Total assessments	35,064	32,667	41,577

Net Income	$94,877	$89,457	$114,662

Total assets	$46,659,694	$36,848,234	$38,551,776

The increase in Net Income for TFIDP of $5.4 million for 2007, compared to 2006, was primarily due to:

•

an increase of $5.5 million in Net interest income resulting from higher spreads on short-term investments and Advances that were caused by recent trends in market interest rates, partially offset by an increase in Total interest expense due to a larger amount of Mandatorily redeemable capital stock, that is classified as a liability; and

•

an increase in Other income (loss) of $2.3 million due to fair value adjustments made in accordance with SFAS 133 that resulted in an increase in the Net gains (losses) on derivatives and hedging activities for 2007 compared to 2006 and an increase resulting from not having a Net loss on trading security because the trading security has been paid off.

This increase was partially offset by an increase in Total assessments of $2.4 million that is consistent with the higher Income Before Assessments.

The decrease in Net Income of $25.2 million for 2006, compared to 2005, was primarily due to the decrease in Other income (loss) that mainly resulted from the sale of our available-for sale securities in 2005 and adjustments made in accordance with SFAS 133 that resulted in decreases in the Net gains (losses) on derivatives and hedging activities.

MPP

	2007	2006	2005
Net interest income	$40,358	$43,992	$59,601
Other income (loss)	(435)	(1,392)	(4,048)
Other expense	2,877	3,955	3,937

Income Before Assessments	37,046	38,645	51,616

AHP	3,024	3,155	4,214
REFCORP	6,804	7,098	9,480

Total assessments	9,828	10,253	13,694

Net Income	$27,218	$28,392	$37,922

Total assets	$9,396,757	$10,020,670	$9,540,145

The decrease in Net Income for MPP of $1.1 million for 2007, compared to 2006, was primarily due to a decrease of $3.6 million in Net interest income that resulted from narrower spreads on MPP loans and the lower outstanding balance of MPP loans. These decreases were partially offset by a decrease in SFAS 91 amortization of premium and SFAS 133 basis adjustments that were caused by recent changes in market interest rates.

The decrease in Net interest income was partially offset by the following factors:

•

an increase in Other income (loss) of $1.0 million due to an increase in the Net gains (losses) on derivatives and hedging. This increase was the result of a decrease in mortgage loans purchased due to the loss of our three largest MPP sellers and a corresponding reduction in the fair value loss adjustments made in accordance with SFAS 133 related to MPP hedges and commitments;

•

a decrease in Other expense of $1.1 million due to lower master servicing fees for MPP that were renegotiated during the second quarter of 2007 and reduced costs due to cost-cutting measures initiated in 2006; and

•	a decrease in Total assessments of $0.4 million that is consistent with the lower Income Before Assessments.

The decrease in Net Income of $9.5 million for 2006, compared to 2005, was primarily due to narrower spreads that resulted from a flatter yield curve and recent trends in market interest rates, increased use of term debt and higher costing liabilities relative to the rate on earning assets. These decreases were partially offset by a decrease in amortization of premium and SFAS 133 basis adjustments.

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

Our primary sources of liquidity are short-term investments and the issuance of new COs in the form of CO Bonds and Discount notes. See “Business – Funding Sources” herein for a detailed discussion of our COs and the joint and several liability of all of the Federal Home Loan Banks for these COs. COs enjoy favorable status as GSE-issued debt; however, they are not obligations of the United States, and the United States does not guarantee them. COs are rated Aaa/P-1 by Moody’s and AAA/A-1+ by S&P, reflecting the likelihood of timely payment of principal and interest on the COs. Their GSE-issuer status and these ratings have historically provided excellent access to the capital markets for the Federal Home Loan Banks. In addition, under certain circumstances, the U.S. Treasury may acquire up to $4 billion of the Federal Home Loan Banks’ COs, which would offer additional liquidity to the Federal Home Loan Banks, if needed. See “Item 1. BUSINESS—Supervision and Regulation—Regulatory Enforcement Actions” and “Item 1A. Risk Factors—Our Credit Rating Could be Lowered” herein for a discussion of events that could have a negative impact on the rating of these COs. For emergency liquidity purposes, we have the legal authority to sell MPP assets or other long-term investments. However, routine sales of MPP assets would require regulatory approval.

We maintain a contingency liquidity plan designed to enable us to meet our obligations and the liquidity needs of our members in the event of operational disruptions at the Federal Home Loan Banks or the Office of Finance, or short-term capital market disruptions. Our regulatory liquidity requirement is to maintain at least five days of liquidity without access to the capital markets. At December 31, 2007, we were in compliance with that regulation. In accordance with our contingency liquidity plan, we might be required to rely upon asset-based liquid reserves to meet our cash flow obligations. Member deposits and other short-term borrowings, such as federal funds purchased, securities sold under agreements to repurchase, and loans from other Federal Home Loan Banks provide sources of liquidity. On a daily basis, we model our cash commitments and expected cash flows to determine our liquidity position.

On July 20, 2006, the Federal Reserve Board began requiring the Federal Reserve Banks to release interest and principal payments on securities issued by GSEs and international organizations only when the issuer’s Federal Reserve account contained sufficient funds to cover these payments. Prior to this, the Federal Reserve Banks had been processing and posting these payments to depository institutions’ Federal Reserve accounts by 9:15 a.m. Eastern Time, the same posting time as for U.S. Treasury interest and principal payments, even if the issuer had not fully funded its payments. On June 23, 2006, along with the eleven other Federal Home Loan Banks and the Office of Finance, we entered into the Federal Home Loan Banks P&I Funding and Contingency Plan Agreement to prevent any negative impact from the change in the Federal Reserve Board’s payment schedule. There has been no significant impact to our business as a result of this Federal Reserve Board requirement.

Our cash and short-term investment portfolio, including Federal funds sold and Interest-bearing deposits, totaled $12.9 billion at December 31, 2007 and $7.7 billion at December 31, 2006. The maturities of these short-term investments provide cash flows to support our ongoing liquidity needs.

Capital Resources

The following table presents minimum capital ratios, permanent, and risk-based capital requirement amounts, and various leverage ratios as of December 31, 2007, and December 31, 2006:

Regulatory Capital Requirements

($ amounts in thousands)

	As of December 31,
	2007	2006
Minimum regulatory capital ratio requirement	4.00%	4.00%
Minimum regulatory capital requirement	$2,248,258	$1,874,756
Actual regulatory capital ratio(1)	4.23%	4.51%
Permanent capital(2)	$2,368,443	$2,111,466
Risk-based capital requirement	$439,867	$522,073
Minimum regulatory leverage ratio	5.00%	5.00%
Minimum regulatory leverage capital requirement	$2,802,823	$2,343,445
Actual regulatory leverage ratio	6.34%	6.76%
Actual regulatory leverage capital	$3,552,664	$3,167,199

(1)	The regulatory capital ratio is calculated by dividing Permanent capital by Total assets.
(2)	Permanent capital is defined as Retained earnings, Class B Stock, and Mandatorily redeemable capital stock.

Mandatorily Redeemable Capital Stock

At December 31, 2007, we had $163.5 million in capital stock subject to mandatory redemption from 16 former members, compared to $151.3 million in capital stock subject to mandatory redemption from 14 former members at December 31, 2006. The following table presents the changes in Mandatorily redeemable capital stock:

Mandatorily Redeemable Capital Stock

($ amounts in thousands)

Balance at December 31, 2006	$151,332
Capital stock reclassified to Mandatorily redeemable capital stock	12,272
Redemption of Mandatorily redeemable capital stock
Withdrawal – payment of undeclared dividends on notification date	(209)
Accrued dividend classified as mandatorily redeemable	74

Balance at December 31, 2007	$163,469

In addition to the Mandatorily redeemable capital stock, we had $56.2 million of excess and other stock subject to a redemption request at December 31, 2007, and $45.1 million of excess and other stock subject to a redemption request at December 31, 2006. These stock redemption requests are not subject to reclassification from equity to liability, as the requesting member may revoke its request at any time, without penalty, throughout the five-year waiting period, and the amount ultimately redeemed, if any, is contingent on the member meeting various stock requirements on the redemption date. These requests are not considered substantive in nature, and, therefore, these amounts are not classified as a liability.

The following table shows the amount of all pending capital redemption requests received from members and non-members by year of redemption at December 31, 2007, and 2006 ($ amounts in thousands):

Pending Capital Redemption Requests

Contractual Year of Redemption	2007	2006
2008	$4,643	$4,643
2009	8,748	8,748
2010	3,883	3,883
2011	179,011	179,011
2012	23,422	—

Total	$219,707	$196,285

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

Capital Distributions

We may, but are not required to, pay dividends on our stock. Our board has declared dividends in every quarter since the first quarter of 1986. Dividends may be paid in cash or Class B Stock out of known current and previously retained earnings, as authorized by our board, and subject to Finance Board regulations. In December 2006, the

Finance Board issued a rule that prohibits a Federal Home Loan Bank from issuing new excess stock if the amount of excess stock outstanding exceeds one percent of the Bank’s Total assets. Therefore, we are not currently permitted to pay dividends in the form of stock because our excess stock balance at December 31, 2007, of $649.3 million exceeds one percent of our Total assets by $88.8 million and was equal to 1.2% of our Total assets.

Dividends on Class B Stock were paid at an annualized rate of 4.62% in 2007 and 4.75% in 2006. Future dividends will be determined based on income earned each quarter, our Retained Earnings Policy, and capital management considerations. The decrease in our dividend payout ratio for the year ended December 31, 2007, compared to the year ended December 31, 2006, reflects our board’s decision to increase our Retained earnings.

Off-balance Sheet Arrangements

Commitments that legally bind and unconditionally obligate us for additional Advances totaled approximately $10.9 million at December 31, 2007, and $18.4 million at December 31, 2006. Commitments generally are for periods up to 12 months.

A letter of credit is a financing arrangement between us and our member that is executed for a fee. If we are required to make payment for a draw by a letter of credit beneficiary, it is converted into a collateralized Advance to the member. Outstanding letters of credit were approximately $226.4 million at December 31, 2007, and $312.3 million at December 31, 2006. We also had an outstanding commitment that unconditionally obligates us for additional letters of credit that totaled $1.4 million at December 31, 2007. There were no outstanding letters of credit commitments at December 31, 2006.

Commitments that unconditionally obligate us to fund/purchase mortgage loans totaled $40.2 million at December 31, 2007, and $10.9 million at December 31, 2006. Commitments are generally for periods not to exceed 91 days. In accordance with SFAS 149, Amendment of SFAS 133 on Derivative Instruments and Hedging Activities, such commitments entered into after June 30, 2003, are recorded as derivatives at their fair value.

Unused lines of credit totaled $158.2 million at December 31, 2007, and $166.6 million at December 31, 2006.

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

We considered the guidance under Financial Accounting Standards Board (“FASB”) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), and determined it was not necessary to recognize the fair value of our joint and several liability for all of the COs. We consider the joint and several liability to be a related party guarantee that meets the scope exceptions in FIN 45. Accordingly, we did not recognize a liability for our joint and several obligations related to COs issued for the benefit of other Federal Home Loan Banks at December 31, 2006 and 2005. The par amounts of the Federal Home Loan Banks’ outstanding COs, including COs held by other Federal Home Loan Banks, were approximately $1,189.7 billion at December 31, 2007, and $951.7 billion at December 31, 2006.

The financial statements do not include a liability for statutorily mandated payments from the Federal Home Loan Banks to REFCORP for future years. No future liability is recorded because each Federal Home Loan Bank must pay 20% of net earnings (after its AHP obligation) to REFCORP to support the payment of part of the interest on the bonds issued by REFCORP; the Federal Home Loan Banks are unable to estimate their future required payments because the payments are based on future earnings and not estimable under SFAS 5, Accounting for Contingencies. Accordingly, the REFCORP payments are disclosed as a long-term statutory payment requirement.

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

Contractual Obligations

Other Commitments and Contingencies

Payments Due or Expiration Terms by Period

As of December 31, 2007

($ amounts in thousands)

	< 1 year	1 to 3 years	3 to 5 years	> 5 years	Total
Contractual Obligations
Long-term debt	$7,298,070	$9,279,100	$5,200,200	$8,453,650	$30,231,020
Operating leases	140	90	—	—	230
Commitments to fund mortgage loans	40,204	—	—	—	40,204
Mandatorily redeemable capital stock	4,643	7,631	151,195	—	163,469

Subtotal—total contractual obligations	7,343,057	9,286,821	5,351,395	8,453,650	30,434,923

Other commitments and contingencies
Commitments for additional Advances	10,910	—	—	—	10,910
Standby letters of credit	46,142	96,510	23,543	60,192	226,387
CO bonds traded not settled	—	19,500	10,000	40,000	69,500
Unused lines of credit	158,282	—	—	—	158,282
Other commitments	1,357	—	—	—	1,357

Total commitments and contingencies	216,691	116,010	33,543	100,192	466,436

Total	$7,559,748	$9,402,831	$5,384,938	$8,553,842	$30,901,359

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

We have identified four accounting policies that are critical because they require management to make subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

Accounting for Derivatives and Hedging Activities (SFAS 133)

In accordance with SFAS 133, derivative instruments are carried at fair value and included in the Statement of Condition. Any change in the fair value of a derivative is either reflected in current period earnings and included in Net gains (losses) on derivatives and hedging activities, a component of Other income in the Statement of Income; or as a component of Accumulated other comprehensive income in the Statement of Capital, regardless of how fair value changes in the assets or liabilities being hedged may be treated. The accounting framework imposed by SFAS 133 introduces the potential for considerable income volatility. Specifically, a mismatch can exist between the timing of income and expense recognition from assets or liabilities and income effects of derivative instruments positioned to mitigate market risk associated with those assets or liabilities. Therefore, during periods of significant changes in interest rates and due to other market factors, we may experience greater volatility.

Generally, we strive to use derivatives that effectively hedge specific assets or liabilities and qualify for fair value hedge accounting. Fair value hedge accounting allows for offsetting changes in fair value attributable to the hedged risk in the hedged item to also be recorded in the current period through either of two generally acceptable accounting methods:

•

Short-cut method. Certain highly effective hedges that use interest rate swaps as the hedging instrument and that meet certain criteria can qualify for “short-cut” fair value hedge accounting. Short-cut accounting allows for the assumption of no ineffectiveness, which means the fair value change in the hedged item can be assumed to be equal to the fair value change in the derivative, thus resulting in no net impact in either the Statement of Condition or the Statement of Income. Interest rate swaps hedging fixed-rate bullet Advances typically qualify for short-cut accounting, therefore, this method is utilized. We currently have no interest rate swaps hedging CO Bonds using this method.

•

Long-haul method. For those hedges that do not qualify for short-cut treatment, the fair value change in the hedged item must be measured separately from the derivative, and effectiveness testing must be performed. The results of this effectiveness testing must be within established tolerances to qualify for the long-haul method. The effectiveness test is performed both at the hedge’s inception and on a quarterly basis thereafter, using regression or statistical analyses. We intentionally match the terms between the derivative and the hedged item. Should effectiveness testing fail and the hedge no longer qualify for hedge accounting in accordance with SFAS 133, the derivative would be adjusted to fair value through current earnings without any offset related to the hedged item.

We have designed our use of derivatives to be effective pursuant to SFAS 133 in offsetting changes in the hedged risk of the designated balance sheet instruments. Accordingly, we are permitted to classify most of our derivative transactions so that they receive either short-cut or long-haul fair value hedge accounting treatment.

Although the majority of our derivatives qualify for fair value hedge accounting, we carry certain derivatives that do not qualify for fair value hedge accounting for asset/liability management purposes. The changes in the fair value of these derivatives designated as economic hedges are recorded in current period earnings as an increase or decrease to Net gains (losses) on derivatives and hedging activities.

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

The use of estimates to determine the derivative’s fair value has a great impact on current period earnings for all hedges, both those in fair value hedging relationships and those in economic hedging relationships. Although this estimation and valuation process can present earnings volatility during the periods the derivative instrument is held, the estimation and valuation process does not have any net long-term economic effect or result in cash flows if the derivative and the hedged item are held to maturity. Since these fair values fluctuate throughout the hedge period and eventually return to zero (or par value) on the maturity date, the effect of such adjustments is normally only a timing issue.

Accounting for Premiums and Discounts and Other Costs Associated with Originating or Acquiring Mortgage Loans, MBS, and ABS (SFAS 91)

When we purchase mortgage loans under our MPP or purchase MBS or ABS, we may not pay the seller the exact amount of the unpaid principal balance. If we pay more than the unpaid principal balance, and purchase the mortgage assets at a premium, the premium reduces the yield we recognize on the assets below the coupon amount. Conversely, if we pay less than the unpaid principal balance and purchase the mortgage assets at a discount, the discount increases the yield above the coupon amount. Similarly, gains and losses associated with terminated fair value hedges are included in the basis of the mortgage loan and amortized accordingly. Losses are accreted along with discounts, while gains are amortized along with premiums to increase or decrease the coupon yield on the mortgage loan.

The amortization/accretion of MPP mortgage loans is recognized in current period earnings as a decrease/increase to Mortgage loans held for portfolio reported as a component of Interest income in the Statement of Income. An offsetting adjustment is made to the asset’s net carrying value and is included in Mortgage loans held for portfolio, net in the Statement of Condition.

The majority of MBS and ABS have been purchased at a discount. The accretion of MBS and ABS discounts is recognized in current period earnings as an increase to Held-to-maturity securities, members and non-members income reported as a component of Interest income in the Statement of Income. An offsetting adjustment is made to the asset’s net carrying value and is included in Held-to-maturity securities in the Statement of Condition.

In accordance with SFAS 91, we defer and amortize/accrete premiums/discounts and gains/losses into Interest income over the estimated life of the assets using the level-yield method. To arrive at this recognition:

•

individual mortgages are purchased with a premium or discount under MPP according to the executed mandatory delivery contract. These individual mortgage instruments are then aggregated into multiple portfolios, called pools, according to common characteristics such as coupon interest rate, final original maturity (typically 15 years and 30 years), calendar quarter and year purchased, and the type of mortgage (i.e., conventional or FHA). Gains/losses associated with terminated fair value hedges are aggregated similarly to the MPP mortgages.

•	premiums and discounts paid on each MBS or ABS are analyzed as a separate pool;

•	the prepayment speeds of each pool of mortgage assets (both MPP and MBS or ABS) are estimated and used to project all cash flows, including interest and return of principal;

•	the internal rate of return (level-yield) is calculated, after factoring in actual and estimated future prepayments, and applied to the amount of original premium/discount at acquisition date; and

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

In determining prepayment speeds for mortgage assets, projected prepayment speeds are based on monthly implied forward interest rates. We use implied forward interest rates because (i) they are the market’s consensus of future interest rates; (ii) they are the default set of interest rates used to price and value financial instruments; and (iii) they are the interest rates that can be hedged with various instruments. We use a nationally-recognized prepayment model to determine prepayment speeds.

Provision for Credit Losses (SFAS 5, Accounting for Contingencies, and SFAS 114, Accounting by Creditors for Impairment of a Loan)

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

At December 31, 2007, and 2006, we had rights to collateral, either loans or securities, on a member-by-member basis, with an estimated fair value in excess of outstanding Advances. Management believes that policies and procedures are in place to effectively manage our credit risk.

Mortgage Loans Acquired under MPP. We may acquire both FHA and conventional fixed-rate mortgage loans under MPP. FHA loans are government-guaranteed and, consequently, we have determined that no allowance for losses is deemed necessary for such loans. Conventional loans, in addition to having the related real estate as collateral, are also credit-enhanced by primary mortgage insurance (if applicable), the member’s LRA, and SMI prior to our having a credit loss obligation. As a result of the homeowner’s equity, primary mortgage insurance (if applicable), member’s LRA, and the SMI, any potential loss to us generally would not occur unless the overall loss exceeded at least 50% of the home’s original value.

Our loan loss reserve policy is based on management’s estimate of probable credit losses inherent in the mortgage loan portfolio as of the balance sheet date. We have developed a systematic approach for reviewing the adequacy of the allowance for credit losses. A review using this methodology is performed on a quarterly basis, and includes:

•

considering specific delinquent conventional loans outstanding under the MPP; we segregate delinquent loans purchased and outstanding into “pools” for review and analysis; each pool is comprised of groups of loans consisting of smaller-balance homogeneous loans that are evaluated collectively for impairment;

•

evaluating the specific delinquent loan portfolio based on the current and past performance of the underlying mortgage loan pool including both consideration of individual loan characteristics as well as pooled loan characteristics, collateral valuations, and all levels of the members’ credit enhancements, including primary mortgage insurance, if applicable, LRA, and SMI;

•	evaluating the overall delinquent loan portfolio through the use of trend analysis reviews, comparisons to industry reported data, and consideration of prevailing economic conditions;

•	monitoring mortgage loan delinquencies from origination through the various stages of the pool’s life cycle;

•	reviewing the necessary reserve for loans deemed to pose a risk of loss after taking into consideration both the specific and overall delinquent loan portfolio reviews performed as described above.

If we had losses in excess of the estimated liquidation value of collateral held, LRA, and SMI, these would be recognized credit losses for financial reporting purposes. Since the inception of MPP, we have not experienced any losses on the MPP portfolio, and none are anticipated at this time.

The allowance for credit losses on mortgage loans acquired under MPP was $0 as of December 31, 2007, and 2006.

Fair Value Estimates

Certain assets and liabilities, and all derivatives, are presented in the Statement of Condition at fair value. In accordance with GAAP, the fair value of an asset or liability is the amount at which that asset could be bought or sold or the amount at which that liability could be incurred or settled in a current transaction between willing parties, other than in liquidation. Fair values play an important role in the valuation of certain of our assets, liabilities, and derivative transactions. In certain instances, management also estimates the fair value of collateral that borrowers pledge against Advances to assume that collateral is sufficient to meet regulatory requirements and to protect against a loss.

Generally, fair values are based on available market information, our internal valuation models, and a pricing model validation process which follows the Finance Board’s guidelines. Pricing models and their underlying assumptions are based on management’s best estimates for discount rates, prepayments, market volatility, and other factors. These assumptions may have a significant effect on the reported fair values of assets and liabilities, including derivatives, and the related income and expense. There are inherent limitations in any estimation technique or valuation process. The use of different assumptions as well as changes in market conditions could significantly affect our financial position, and the fair values may not represent the actual values of the financial instruments that could have been realized as of year end or that will be realized in the future. These assumptions and their effect on reported operating results are discussed in further detail above under “Accounting for Derivatives and Hedging Activities.” See “Recent Accounting Developments” below for more information about the impact of SFAS 157 and SFAS 159 that became effective on January 1, 2008.

Recent Accounting and Regulatory Developments

Accounting Developments

SFAS 155. On February 16, 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (“SFAS 155”), which resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets (“DIG Issue D1”). SFAS 155 amends SFAS 133 to simplify the accounting for certain derivatives embedded in other financial instruments (a hybrid financial instrument) by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise required bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in DIG Issue D1. SFAS 155 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a replacement of FASB Statement 125 (“SFAS 140”) to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006, (January 1, 2007, for the Bank), with earlier adoption allowed. Our adoption of SFAS 155 at January 1, 2007, did not have an impact on our results of operations or financial condition.

SFAS 157. On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). In defining fair value, SFAS 157 retains the exchange price notion in earlier definitions of fair value. However, the definition focuses on the price that would be received to sell an asset or paid to transfer a liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 applies whenever other accounting pronouncements require or permit fair value measurements. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 also establishes a fair value hierarchy that prioritizes the information used to develop assumptions used to determine the exit price. SFAS 157 establishes valuation techniques that are used to measure fair value. To increase consistency and comparability in fair value measurements and related disclosures, the fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

•	Level 1—quoted prices in active markets for identical assets or liabilities,

•	Level 2—directly or indirectly observable inputs other than quoted prices, and

•	Level 3—unobservable inputs.

SFAS 157 requires disclosures detailing (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value, and (3) the effect of fair value measurements on earnings, as applicable. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008, for the Bank) and interim periods within those fiscal years, with early adoption permitted provided the entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. Our adoption of SFAS 157 did not have an impact on our retained earnings balance at January 1, 2008.

DIG Issue B40. On December 20, 2006, the FASB issued Derivatives Implementation Group (“DIG”) No. B40, Application of Paragraph 13(b) to Securitized Interest in Prepayable Financial Assets (“DIG Issue B40”). DIG Issue B40 clarifies when a securitized interest in prepayable financial assets is subject to the conditions in paragraph 13(b) of SFAS 133. DIG Issue B40 becomes effective upon initial adoption of SFAS 155 (January 1, 2007, for the Bank). Our adoption of DIG Issue B40 at January 1, 2007, did not have an impact on our results of operations or financial condition.

SFAS 159. On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008, for the Bank). We did not elect the fair value option provided by SFAS 159 for any financial assets or liabilities upon our adoption of SFAS 159 on January 1, 2008. As such, the adoption of SFAS 159 did not have an impact on our results of operations and financial condition. Further, we have not elected the fair value option for any financial assets or liabilities at any point subsequent to our adoption of SFAS 159.

FSP FIN 39-1, Amendment of FASB Interpretation No. 39. On April 30, 2007, the FASB issued FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”). FSP FIN 39-1 permits an entity to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement. Under FSP FIN 39-1, the receivable or payable related to cash collateral may not be offset if the amount recognized does not represent or approximate fair value or arises from instruments in a master netting arrangement that are not eligible to be offset. The decision whether to offset such fair value amounts represents an elective accounting policy decision that, once elected, must be applied consistently. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Bank), with earlier application permitted. An entity should recognize the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. Upon adoption of FSP FIN 39-1, an entity is permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements.

Using the balances reported at December 31, 2007, our adoption of FSP FIN 39-1 had the following impact on the Statement of Condition as of January 1, 2008 ($ amounts in thousands):

	As reported at December 31, 2007	Balances upon adoption of FSP FIN 39-1	Change
Derivative assets	$3,625	$1,926	$(1,699)
Interest-bearing deposits (liabilities)	565,789	555,593	10,196
Accrued interest payable	318,528	318,494	34
Derivative liabilities	296,214	304,745	(8,531)

Statement 133 Implementation Issue E23. In January 2008, the FASB issued No. E23, Issues Involving the Application of the Shortcut Method under Paragraph 68 (“Issue E23”). Issue E23 amends Statement 133 to explicitly permit use of the shortcut method for those hedging relationships in which (1) the interest rate swap has a nonzero fair value at the inception of the hedging relationship, attributable solely to differing prices within the bid-ask spread, and/or (2) the hedged item has a trade date that differs from its settlement date because of generally established conventions in the marketplace in which the transaction to acquire or issue the hedged item is executed. Issue E23 is effective for hedging relationships designated on or after January 1, 2008. At adoption, preexisting hedging relationships utilizing the shortcut method which did not meet the requirements of Issue E23 as of the inception of the hedging relationship must be dedesignated prospectively. The effect of applying hedge accounting prior to the effective date may not be reversed. A hedging relationship that does not qualify for the shortcut method based on Issue E23 could be redesignated without the application of the shortcut method if that hedging relationship meets the applicable requirements of Statement 133. The adoption of Issue E23 did not have a material impact on our results of operations or financial condition.

SFAS 161. On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 (January 1, 2009, for the Bank), with earlier adoption allowed. Management is still evaluating whether our adoption of SFAS 161 will have a material impact on our results of operations or financial condition.

Regulatory Developments

Proposed Changes in GSE Regulation

Congress is considering proposed legislation that is designed to strengthen the regulation of Fannie Mae, Freddie Mac and the Federal Home Loan Banks and to address other GSE reform issues. The House Financial Services Committee approved a GSE regulatory reform bill (“H.R. 1427”), that would, among other things, establish a new regulator for the housing GSEs. On May 22, 2007, the House of Representatives passed H.R. 1427. The Senate Banking Committee has held hearings on GSE reform legislation in February 2008, but has not yet introduced a bill on GSE reform. It is impossible to predict whether any provisions relating to the Finance Board and the Federal Home Loan Banks will be included in any such legislation and what such provisions may be. It is further impossible to predict whether the Senate will approve such legislation and whether any such change in regulatory structure will be signed into law. Finally, it is impossible to predict when any such change would go into effect if it were to be enacted, and what effect the legislation would ultimately have on the Finance Board or the Federal Home Loan Banks.

Tax Exempt Municipal Bond Legislative Proposal

On May 1, 2007, H. R. 2091 was introduced in the House of Representatives to amend Internal Revenue Code §149 to authorize a Federal Home Loan Bank to credit enhance tax-exempt municipal economic development bonds. A companion bill, S. 1963, was also introduced in the Senate. The likelihood of passage is uncertain, but the proposal has gained numerous sponsors in the House of Representatives and industry trade group support.

Temporary Increase in MBS Investment Authority

Currently, the total book value of our investments in MBS and ABS may not exceed 300% of our Total regulatory capital. On March 24, 2008, the Finance Board passed a resolution to temporarily grant the Federal Home Loan Banks the ability to purchase additional MBS and ABS, not to exceed 600% of Total regulatory capital, in order to increase liquidity in the MBS markets. Investments under this authority are limited to Fannie Mae and Freddie Mac MBS and the authority will expire on March 31, 2010. Each Federal Home Loan Bank must have their board’s approval and must meet certain reporting and recordkeeping requirements with the Finance Board in order to invest up to the increased limit. It is not known at this time whether we will participate or on what terms our board may authorize any increased investment in MBS under this temporary authority.

Risk Management

The U.S. residential mortgage market weakened substantially during the second half of 2007. Concern over the impact of subprime loans caused the subprime-related and broader credit markets to deteriorate considerably. In particular, the market for mortgage-related securities has been characterized by high levels of volatility and uncertainty; reduced demand and liquidity; and significantly wider credit spreads. During late 2007, risk aversion escalated in the marketplace as mortgage-related securities, particularly those backed by nontraditional mortgage products, have been subject to various rating agency downgrades. The Federal Reserve attempted to prevent a serious and extended economic downturn resulting from these mortgage market difficulties by taking significant interest rate reduction and liquidity actions. The various factors that have caused this broad credit market deterioration in the housing and mortgage markets are expected to continue throughout 2008.

We are heavily dependent on the residential mortgage market through the collateral securing member loans and holdings of mortgage-related assets. Our member collateral policies, practices and secured status are discussed in more detail below and in “Item 1. Business.” We have outstanding credit exposures related to the MPP, investments in private-label and agency MBS, short-term investments and derivatives which may be directly affected by the mortgage market deterioration. All of these risk exposures are continually monitored and are discussed in more detail in Credit Risk Management.

We have the potential for exposure to a number of risks in pursuing our business objectives. One primary risk, market risk, is discussed in detail below under “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.” Other critical risks may be broadly classified as credit, liquidity, operational, and business. We have established policies and practices to evaluate and actively manage these risk positions. Proper identification, assessment, and management of risks, complemented by adequate internal controls, are critical components in our strategy to serve our members, protect our bondholders, compete in the financial services industry, and prosper over the long-term.

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

Effective risk management programs include not only conformance to specific risk management practices through RMP requirements but also strong board involvement. Our board has established a finance committee that provides focus and direction for our risk management process. Further, pursuant to the RMP, we have established the following internal management committees to focus on risk management:

•	Financial Policy Committee—consists of senior managers who routinely review and evaluate our risk positions.

•	Market Risk Committee—meets monthly to review detailed analytical market risk reports and compliance information and develop appropriate funding and hedging strategies related to risk taking.

•	Credit Risk Committee—develops policies and guidelines regarding the management of our exposure to credit risk within our various portfolios.

•	Enterprise Risk Management Committee—reviews our policies, practices, and risk positions to ensure consistent risk and compliance positions across all departments.

Our Enterprise Risk Management function provides a formal process for the review and evaluation of Bank-wide risk and risk-related issues. Our risk assessment process is designed to identify and evaluate all material risks, including both quantitative and qualitative aspects, which could adversely affect our financial performance objectives and compliance requirements. Business unit managers play a significant role in this process, as they are best positioned to understand and report on the risks inherent in the internal control structure surrounding their respective operations. Assessments identify the inherent risks within each of the key processes, the controls and strategies in place to manage those risks, the primary weaknesses, and the actions that should be undertaken to address identified weaknesses. The results of these assessments are summarized in an annual risk assessment report, which is reviewed by senior management and the board.

Credit Risk Management

Credit risk is the risk that members or other counterparties may be unable to meet their contractual obligations, or that the value of an obligation will decline as a result of deterioration in creditworthiness. Credit risk arises when our funds are extended, committed, invested or otherwise exposed through actual or implied contractual agreements. We face credit risk on Advances and other credit products, investments, mortgage loans, derivative financial instruments, and AHP grants. The most important step in the management of credit risk is the initial decision to extend credit. We also manage credit risk by following established policies, evaluating the creditworthiness of our members and counterparties, and utilizing collateral agreements and settlement netting. Periodic monitoring of members and other counterparties is performed for all areas where we are exposed to credit risk.

Advances. We have never experienced a credit loss on an Advance to a member in over 75 years of existence. We manage our exposure to credit risk on Advances through a combined approach that provides ongoing review of the financial condition of our borrowers coupled with a conservative collateral policy. Protection is provided via thorough underwriting and collateralization before Advances are issued. Quarterly, semi-annual or annual credit analyses are performed on existing borrowers, with the frequency depending primarily on the financial condition of the borrower and/or the amount of our credit products outstanding.

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

We take collateral on a blanket, specific listing, or delivery basis depending on the credit quality of the borrower, type of institution and our review of conflicting liens. Acceptable collateral includes certain investment securities, one-to-four family and multi-family mortgage loans, deposits in our Bank, and certain ORERC assets. While we only extend credit based on our borrowing capacity for such approved collateral, our contractual arrangements typically allow us to take other assets as collateral to provide additional protection, including the borrower’s stock in our Bank. Loans that violate our Anti-Predatory Lending Policy for collateral and delinquent loans do not qualify as acceptable collateral and are required to be removed from any collateral value calculation. At year-end 2007, ORERC reported by our members accounted for approximately $4.5 billion of borrowing capacity, compared to approximately $3.7 billion of borrowing capacity at December 31, 2006.

The following table shows our collateral requirements for members on standard blanket listing, specific listing and physical possession.

Collateral Type	Standard Blanket Listing Range of Collateral Lending Values*	Standard Specific Listing and Physical Possession Range of Collateral Lending Values*	Collateral Type as a Percentage of Our Total Collateral (based on Lending Values)
Single-family Mortgage Loans	69% of unpaid principal balance	80% to 83% of calculated market value	68.40%
Multifamily Mortgage Loans	69% of unpaid principal balance	80% to 83% of calculated market value	0.90%
FHA/VA Loans	69% of unpaid principal balance	80% to 83% of calculated market value	(included in single family percentage)
U.S. Government/Treasury Securities	N/A	87% to 95% of market value	12.80%
U.S. Agency Securities	N/A	87% to 95% of market value	(US Gov’t & Agency combined above)
Non-Agency MBS/CMOs	N/A	87% to 91% of market value	5.80%
Other U.S. Government-Guaranteed Mortgage Loans	N/A	N/A	0%
CFIs (small-business, small-farm real estate loans)	33% to 50% of unpaid principal balance	33% to 50% of unpaid principal balance	0.10%
Other Real Estate Related Collateral:
• commercial real estate	50% of unpaid principal balance	57% of calculated market value
• home equity term loans	50% to 67% of unpaid principal balance	69% to 80% of calculated market value	12.00%
• home equity lines of credit,	50% to 67% of unpaid principal balance	69% to 80% of calculated market value
			100.00%

*	Standard Lending Values are provided as of December 31, 2007. Lending Values may be decreased due to poor member financial performance, member asset quality concerns, credit quality of pledged loans, and member adherence to policies regarding collateral eligibility (including our Subprime and Nontraditional Residential Mortgage Policy and the Anti-Predatory Lending Policy). All loans pledged as collateral must meet our eligibility requirements. Members pledging collateral on Blanket collateral status provide periodic reports on the total amount of eligible collateral by asset class. Members on Specific Listings collateral status provide periodic loan level detail of eligible collateral. Members on Physical Delivery provide periodic loan level detail and deliver original notes, mortgages and assignments to us or an approved custodian.

We have gradually implemented acceptance of newer collateral types as authorized by the GLB Act amendment to the Bank Act. Typically, Advances must be over-collateralized based on the type of collateral, with standard requirements ranging from 100% for deposits (cash) to 145% for residential mortgages held under blanket lien status. Less traditional types of collateral such as home equity loans and commercial real estate loans have coverage ratios up to 200%. Over-collateralization requirements are applied using market values for collateral in listing and delivery status and using book value for collateral pledged on blanket status. In no event would market values on whole loan residential collateral exceed par. We verify collateral balances by performing periodic, on-site collateral audits on each of our borrowing members, which allows us to verify loan pledge eligibility, loan credit quality and loan documentation quality, as well as adherence to our Anti-Predatory Lending Policy and Subprime and Nontraditional Residential Mortgage Policy. In addition, on-site collateral audit findings are used to adjust over-collateralization amounts to mitigate credit risk and loan liquidity concerns.

We have identified a limited number of members that pledge subprime or nontraditional residential mortgage loans as collateral. Members identified as such are subject to increased scrutiny, potentially higher over-collateralization requirements, and more frequent collateral analysis. Due to the security provided by collateral, management does not believe that loan loss reserves need to be held against Advances.

Credit risk can be magnified if the lender concentrates its portfolio in a few borrowers. Because of our limited territory, Indiana and Michigan, and because of continuing consolidation among the financial institutions that comprise the members of the 12 Federal Home Loan Banks, we have only a limited pool of large borrowers. At December 31, 2007, our top two borrowers held 40% of total Advances outstanding, at par. See “Highlights of our Operating Results for the Years Ended December 31, 2007, and 2006” herein for information regarding the potential loss of one of these members. Because of this concentration in Advances, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we analyze the implications to our financial management and profitability if we were to lose the business of one or more of these customers.

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

Investments. We are also exposed to credit risk through our investment portfolios. The RMP restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The short-term investment portfolio represents unsecured credit. Therefore, counterparty ratings, performance, and capital adequacy are monitored on a daily basis in an effort to mitigate unsecured credit risk on the short-term investments. Our long-term investments consist of residential MBS, commercial MBS, and ABS. We primarily hold AAA-rated (privately-issued and GSE-issued) collateralized mortgage obligations and pass-throughs. All of our MBS and ABS are rated AAA by S&P, Moody’s or Fitch, except for one ABS bond with a book value of $27.3 million that was downgraded to AA on April 3, 2006.

Certain limitations govern exposure to investments with our unsecured counterparties. For example, to be eligible for short-term investments, counterparties must (1) be FDIC-insured or be a U.S. office of a foreign bank with a sovereign rating from S&P of AA or higher, (2) meet specific capital requirements, and (3) have a long-term rating of BBB- or better from S&P, Moody’s or Fitch. Other policy restrictions include the permissible length of maturity terms assigned by rating levels and special limits set for the aggregate amount of investment in counterparties within the same affiliated group. Each broker-dealer we use also must be analyzed and meet certain policy requirements.

The following tables present credit ratings by investment activity as of December 31, 2007, and December 31, 2006.

Credit Ratings by Investment Activity

As of December 31, 2007

($ amounts in thousands, at carrying value)

	Highest Rating Level	Second Highest Rating level	Third Highest Rating Level	Fourth Highest Rating Level	Total
State or local housing agency obligations	$3,720	$—	$—	$—	$3,720
MBS and ABS	6,683,840	27,349	—	—	6,711,189
Interest-bearing deposits	—	987,000	673,000	—	1,660,000
Federal funds sold	—	8,285,000	2,328,000	648,000	11,261,000

Total investments	$6,687,560	$9,299,349	$3,001,000	$648,000	$19,635,909

Percentage of total	34.0%	47.4%	15.3%	3.3%	100.0%

Credit Ratings by Investment Activity

As of December 31, 2006

($ amounts in thousands, at carrying value)

	Highest Rating Level	Second Highest Rating level	Third Highest Rating Level	Fourth Highest Rating Level	Total
State or local housing agency obligations	$8,070	$—	$—	$—	$8,070
MBS and ABS	6,505,915	30,407	—	—	6,536,322
Interest-bearing deposits	—	284,081	110,000	—	394,081
Federal funds sold	—	4,883,000	2,346,000	95,000	7,324,000

Total investments	$6,513,985	$5,197,488	$2,456,000	$95,000	$14,262,473

Percentage of total	45.7%	36.4%	17.2%	0.7%	100.0%

Applicable rating levels are determined using the lowest relevant long-term rating from Fitch, Moody’s, and S&P ratings agencies. The highest S&P rating level is AAA, the second highest is AA, the third highest is A, and the fourth highest is BBB. In addition, rating modifiers are ignored when determining the applicable rating level for a given counterparty.

The subprime segment of the mortgage market primarily serves borrowers with poorer credit payment histories; such loans typically have a mix of credit characteristics that indicate a higher likelihood of default and higher loss severities than prime loans. The following table shows the investments that are categorized by the NRSROs as subprime in our MBS portfolio.

Subprime MBS

($ amounts in thousands, at par value)

	December 31, 2007	Rating
Private-label residential MBS	$583	AAA
Home equity loans	5,018	AAA
Manufactured housing	27,392	AA

Total subprime MBS	$32,993

Although there is no standard industry definition for Alt-A mortgage loans, generally, they are characterized by a lower level of loan documentation. The following table shows the investments that are categorized by the NRSROs as Alt-A in our MBS portfolio.

Alt-A MBS

($ amounts in thousands, at par value)

	December 31, 2007	Rating
Total Alt-A MBS	$398,792	AAA

MPP. We are exposed to credit risk on loans purchased from members through the MPP. All loans we purchase must meet guidelines for our MPP or be specifically approved as an exception based on compensating factors. Our guidelines are also accepted by our approved SMI providers and generally meet the underwriting standards of Fannie Mae and Freddie Mac. For example, the maximum loan-to-value for any mortgage loan purchased is 95%, and the borrowers must meet certain minimum credit scores depending upon the type of property or loan. The weighted average FICO® score and weighted average loan-to-value ratio recorded at origination for conventional loans at December 31, 2007, were 747 and 71%, respectively. Further, we will not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy. See “Item 1. Business – Mortgage Purchase Program” for more information regarding the ratings of our SMI providers.

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

Interest on MPP is advanced by the servicer based upon scheduled principal and interest payments and therefore will not reflect the actual shortfall associated with non-accruing loans because, under this arrangement, our servicers remit payments to us as scheduled whether or not payment is received from the borrower (known as scheduled/scheduled servicing agreements). Under actual/actual servicing agreements, the servicers remit payments only as they are received from the borrowers. Although we began offering the actual/actual remittance option on June 1, 2006, it has not yet had an effect on the shortfall.

We place all conventional loans on nonaccrual status when, using current information and events, we determine we will be unable to collect all principal and interest contractually due under the loan agreement. Loans remain on non-accrual status until the past due status has been remedied. An FHA loan, regardless of being serviced on a scheduled/scheduled or actual/actual basis, is not placed on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due because of the U.S. government guarantee of the loan and contractual obligation of the loan servicer for loans serviced on a scheduled/scheduled basis.

Our outstanding loans, non-accrual loans, and loans 90 days or more past due and accruing interest as of and for the five years ended December 31, 2007, as well as the total amount of interest income recognized and the total amount of interest received on real estate mortgages during the five years ended December 31, 2007, is presented in the tables below:

Loan Portfolio Analysis

($ amounts in thousands)

	As of and for the Year Ended December 31,
	2007	2006	2005	2004	2003
Advances, current	$26,769,633	$22,282,257	$25,813,862	$25,231,074	$28,924,713
Real estate mortgages	9,396,757	10,020,670	9,540,145	7,761,767	7,433,231
Non-accrual loan participations(1)	1	1	2	3	3
Real estate mortgages past due 90 days or more and still accruing interest(2)	81,172	48,842	56,322	46,747	39,034
Interest contractually due during the year	515,212	516,793	452,753	383,572	357,601
Interest actually received during the year	515,212	516,793	452,753	383,572	357,601

Shortfall(2)	$—	$—	$—	$—	$—

(1)	Non-accrual loans include our residual participation in conventional loans not part of the MPP.
(2)	The monthly delinquency information reported as of quarter end is provided by the servicer through the master servicer one month after the actual mortgage loan balance activity.

Loans in the MPP are dispersed geographically, as shown in the following table:

Geographic Concentration of MPP Loans(1)(2)

	As of December 31,
	2007	2006
Midwest	33.9%	31.4%
Northeast	11.4%	11.7%
Southeast	20.5%	21.3%
Southwest	21.3%	22.3%
West	12.9%	13.3%

Total	100.0%	100.0%

(1)	Percentages calculated based on the unpaid principal balance at the end of each period.
(2)	Midwest includes IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI.

Northeast includes CT, DE, MA, ME, NH, NJ, NY, PA, RI, VI and VT.

Southeast includes AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV.

Southwest includes AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT.

West includes AK, CA, HI, ID, MT, NV, OR, WA, and WY.

The MPP mortgage loans held for portfolio are currently dispersed across all fifty states, the District of Columbia, and the U.S. Virgin Islands. No single zip code represented more than 1% of MPP loans outstanding at December 31, 2007, or December 31, 2006. It is likely that the concentration of MPP loans in our district states of Indiana and Michigan will increase in the future due to the loss of our three largest sellers that were our greatest sources of nationwide mortgages. The median size of an outstanding MPP loan was approximately $139,000 at both December 31, 2007, and December 31, 2006.

An analysis of real estate mortgages past due 90 days or more and still accruing interest and the percentage of those loans to the total real estate mortgages outstanding as of December 31, 2007, December 31, 2006, and December 31, 2005, is presented below:

Real Estate Mortgages Past Due 90 Days or More

($ amounts in thousands)

	December 31,
	2007	2006	2005
Total Conventional mortgage loan delinquencies, at par	$36,201	$19,386	$22,461
Total Conventional mortgage loans outstanding, at par	$8,566,653	$9,063,259	$8,535,345
Percentage of delinquent conventional loans	0.42%	0.21%	0.26%

Total FHA mortgage loan delinquencies, at par	$44,971	$29,456	$33,861
Total FHA mortgage loans outstanding, at par	$800,169	$922,261	$952,399
Percentage of delinquent mortgage loans	5.62%	3.19%	3.56%

Total mortgage loan delinquencies, at par	$81,172	$48,842	$56,322
Total mortgage loans outstanding, at par	$9,366,822	$9,985,520	$9,487,744
Percentage of delinquent mortgage loans	0.87%	0.49%	0.59%

The 90-day delinquency ratio for conventional mortgages increased from 0.21% to 0.42% from 2006 to 2007. A continued decline in the general economic conditions in the U.S. and, in particular, Michigan and Indiana, could result in increased delinquencies in our portfolio. Another factor that impacts the delinquency ratio is the age of our loans. It is typical for mortgage delinquencies to increase during the first few years of a loan portfolio’s life. Since our portfolio contains relatively new loans, the delinquency ratio is increasing as the loans age and our percentage of new loans and the outstanding balance decreases. The conventional delinquency ratios are below the national average for conforming, fixed-rate mortgages.

For government-insured (FHA) mortgages, the delinquency rate is generally higher than for the conventional mortgages held in our portfolio. We rely on government insurance, which generally provides a 100% guarantee, as well as quality control processes, to maintain the credit quality of this portfolio. The 90 day delinquency ratio for FHA mortgages has increased from 3.19% to 5.62% during 2007. This is due to the aging of the portfolio described above as well as other credit factors. Also, we have not purchased any FHA loans since August 2006.

Although we have had no loan charge-offs in 2007, our policy is to charge-off a loan against our loan loss reserve when, after foreclosure, the liquidation value of the real estate collateral plus credit enhancements does not cover our mortgage loan balance outstanding, or when an estimated or known loss exists. A loss contingency will be recorded when, in management’s judgment, it is probable that impairment has occurred and the amount of loss can be reasonably estimated. Probable impairment is defined as the point at which we estimate, using current information and events, that we will be unable to collect all principal and interest contractually due.

Based on our analysis, and after consideration of LRA, SMI, and other credit enhancements, there was no allowance for credit losses on real estate mortgage loans at December 31, 2007, and 2006.

In addition to the LRAs, we have credit protection from loss on each loan, where eligible, through SMI, which provides sufficient insurance to cover credit losses to approximately 50% of the property’s original value (subject, in certain cases, to an aggregate stop-loss provision in the SMI policy). In the first quarter of 2005, we negotiated to obtain an aggregate loss/benefit limit or “stop-loss” on any master commitment contracts that equal or exceed $35,000,000. The stop-loss is equal to the total initial principal balance of loans under the master commitment contract multiplied by the stop-loss percentage, as is then in effect, and represents the maximum aggregate amount payable by the SMI provider under the SMI policy for that pool. Even with the stop-loss provision, the aggregate of the LRA and the amount payable by the SMI provider under an SMI stop-loss contract will be equal to or greater than the amount of credit enhancement required for the pool to have an implied S&P credit rating of at least AA at the time of purchase. Non-credit losses, such as uninsured property damage losses which are not covered by the SMI, can be recovered from the LRA to the extent that there has been no credit loss claim on those LRA funds. We will absorb losses beyond that level. Taken together, the LRA and the SMI provide credit enhancement on the pools of loans we purchase. Credit enhancements as of and for the years ended December 31, 2007, 2006, and 2005, are presented below:

Cost of Credit Enhancements

($ amounts in thousands)

	For the Year Ended December 31,
	2007	2006	2005
Average conventional MPP loans outstanding	$8,830,062	$8,833,926	$7,834,313

LRA contributions	$6,444	$6,467	$6,163
SMI premiums	7,422	7,598	6,792

Cost of Credit Enhancements	$13,866	$14,065	$12,955

Cost of Credit enhancements as a % of average conventional MPP loans outstanding	0.16%	0.16%	0.17%

If a credit loss occurs, the accumulated LRA is used to cover the credit loss in excess of equity and primary mortgage insurance. SMI provides limited additional coverage over and above losses covered by the LRA.

LRA outstanding as of December 31, 2007, and 2006, are presented below.

LRA Outstanding

($ amounts in thousands)

	December 31,
	2007	2006
LRA Outstanding	$21,090	$17,999

The allowance for credit losses on real estate mortgage loans as of and for the five years ended December 31, 2007, is as follows:

Allowance for Credit Losses

As of and for the Year Ended December 31,

($ amounts in thousands)

	2007	2006	2005	2004	2003
Balance at the beginning of period	$0	$0	$0	$574	$265
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—

Net (charge-offs) recoveries	—	—	—	—	—
Provisions for credit losses	—	—	—	(574)	309

Balance at end of period	$0	$0	$0	$0	$574

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

We maintain a policy requiring that interest rate exchange agreements be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. Our current counterparties governed by these agreements include large banks and other financial institutions with a significant presence in the derivatives market that are rated A- or better by S&P and A3 or better by Moody’s. These agreements provide for netting of amounts due to us and amounts due to counterparties, thereby reducing credit exposure. Other counterparties include broker dealers used to transact forward contracts relating to TBA mortgage hedges. All counterparties are subject to credit review procedures in accordance with our RMP.

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

Most counterparty agreements are executed with lower thresholds than required under the RMP. The amount of collateral generally must equal the excess of the exposure over the unsecured credit exposure threshold amount. Eligible types of collateral are determined in each counterparty agreement. Acceptable collateral types include cash and liquid instruments, such as Treasury securities, and certain agency securities.

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

The following tables summarize key information on derivative counterparties. They provide information on a settlement date basis as of December 31, 2007, and 2006, respectively.

Derivative Agreements

Counterparty Ratings

At December 31, 2007

($ amounts in thousands)

S&P Rating	Notional Principal	Percentage of Notional Principal	Credit Exposure Before Collateral	Credit Exposure Net of Collateral
AAA	$1,370,200	4.4%	$—	$—
AA	22,193,223	71.2%	1,792	1,792
A	7,547,650	24.2%	1,699	—

Total	31,111,073	99.8%	3,491	1,792
Others(1)	79,004	0.2%	134	134

Total derivative notional	$31,190,077	100.0%	$3,625	$1,926

Derivative Agreements

Counterparty Ratings

At December 31, 2006

($ amounts in thousands)

		Percentage of	Credit Exposure	Credit Exposure
S&P Rating	Notional Principal	Notional Principal	Before Collateral	Net of Collateral
AAA	$2,307,050	7.2%	$2,421	$2,421
AA	23,348,711	72.6%	89,436	35,073
A	6,195,350	19.2%	6,775	1,041

Total	31,851,111	99.0%	98,632	38,535
Others(1)	307,922	1.0%	850	850

Total derivative notional	$32,159,033	100.0%	$99,482	$39,385

(1)	Includes the total notional and fair value exposure related to delivery commitments.

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

Operations Risk Management

Operations risk is the risk of unexpected losses attributable to human error, system failures, fraud, unenforceability of contracts, or inadequate internal controls and procedures. Our management has established policies and procedures to reduce the likelihood of operations risk. We conduct a comprehensive annual risk and control assessment that is designed to identify operational risks and evaluate the adequacy of the control structure. In addition, we have a strong internal audit department that independently reviews all functions within the Bank. The Director of Internal Audit reports directly to the Audit Committee of the Board of Directors.

We use various financial models and model output to quantify financial risks and analyze potential strategies. Management mitigates the risk of incorrect model output leading to inappropriate business decisions by benchmarking model results to independent sources and having third parties periodically validate critical models.

In order to ensure our ability to provide liquidity and service to our members, we have business continuity plans designed to restore critical business processes and systems in the event of a business interruption. We operate a back-up facility at a separate location, with the objective of being able to fully recover all critical activities intra-day. This off-site recovery center is subject to periodic testing.

Despite these policies and procedures, some operational risks are beyond our control, and the failure of other parties to adequately address their operational risks could adversely affect us.

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

Measuring Market Risks

We utilize multiple risk measurement methodologies to calculate potential market exposure that include measuring duration, duration gaps, convexity, value at risk, market risk metric (one-month VAR), earnings at risk, and changes in market value of equity. Periodically, stress tests are conducted to measure and analyze the effects that extreme movements in the level of interest rates and the slope of the yield curve would have on our risk position.

Types of Key Market Risks

Market risk can occur due to various factors, such as:

•	LIBOR Curve – represents changes (parallel and non-parallel) to the LIBOR curve.

•

Basis between LIBOR and CO – represents the relative change in interest rate movement between these two curves. Our mortgage assets are sensitive to the LIBOR curve, among other things, and mortgage liabilities, primarily CO Bonds, are sensitive to the CO curve. Thus, a relative change in interest rate movement of the LIBOR and CO curves will cause a change in market value and a change in the duration of equity. For the non-mortgage portfolio, this is manifested by change in the funding spread (e.g., swapped debt spread).

•	Volatility – represents a market value change due to changes in the volatility of mortgage assets (short volatility position) and callable debt (long volatility position).

•

Option-adjusted spread – represents market value changes due to changes in mortgage option–adjusted spread. Option-adjusted spread changes due to supply and demand of mortgages in the market. Widening of option-adjusted spread reduces the market value of existing mortgages, while tightening of option-adjusted spread tends to increase this market value.

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

The following table summarizes the duration of equity levels for our total position:

Effective Duration of Equity Scenarios for the Following Changes in Interest Rates

	-200 bps	0 bps	+200 bps

December 31, 2007	-5.33 years	3.43 years	2.19 years

December 31, 2006	-5.50 years	4.48 years	4.36 years

Duration of equity decreased at December 31, 2007, compared to December 31, 2006, as interest rates decreased with short-term rates generally falling more than long-term rates. The duration of equity shortened as new funding was issued and assets shortened relative to liabilities in the portfolio.

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

Duration Gap

December 31, 2007	+1.2 months
December 31, 2006	+1.6 months

Convexity

Convexity measures how fast duration changes as a function of interest rate changes. Measurement of convexity is important because of the optionality embedded in the mortgage and callable debt portfolios. The mortgage portfolios demonstrate negative convexity given the prepayment option embedded in the underlying mortgage or in the mortgage-backed security. The negative convexity on the mortgage asset can be mitigated by the negative convexity of underlying callable debt liabilities. Convexity is routinely reviewed by management and used in developing funding and hedging strategies for acquisition of mortgage-based assets. A primary strategy for managing convexity risk arising from our mortgage portfolio is to incorporate callable debt into the funding of this portfolio. At the end of 2007, callable debt related to mortgage assets as a percentage of the net mortgage portfolio equaled 58.6%, compared to 59.0% at the end of 2006.

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

MRBC is primarily based upon historical simulation methodology. The estimation incorporates scenarios that reflect interest rate shifts, interest rate volatility, and changes in the shape of the yield curve. These observations are based on historical information from 1978 to the present. In our application, MRBC is defined as the potential dollar loss from adverse market movements, measured over 120 business day time periods, with a 99.0% confidence interval, based on these historical prices and market rates. Monthly MRBC estimates for the years ended December 31, 2007, and 2006 are presented below.

Value at Risk
	At December 31,	High	Low	Average

2007	$154 million	$247 million	$144 million	$201 million

2006	$245 million	$274 million	$221 million	$245 million

Changes in Market Value of Equity between Base Rates and Shift Scenarios

We measure potential changes in the market value of equity based on the current month-end level of rates versus the market value of equity under large parallel rate shifts. This measurement provides information related to the sensitivity of our interest rate position. The change of the sensitivity of the market values of equity from 2006 to 2007 was primarily due to changes in interest rates.

Change in Market Value of Equity from Base Rates

	-200 bps	+200 bps
December 31, 2007	-1.3%	-5.8%
December 31, 2006	+0.6%	-9.2%

Use of Derivative Hedges

We make use of derivatives in hedging our market risk exposures. The primary type of derivative employed is an interest rate exchange agreement or swap. Interest rate swaps increase the flexibility of our funding alternatives by providing specific cash flows or characteristics that might not be as readily available or cost-effective if obtained in the standard debt market. We also use TBAs, to temporarily hedge mortgage positions. We do not speculate using derivatives and do not engage in derivatives trading. Our primary hedging activities using interest rate swaps are detailed below.

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

Occasionally, interest rate exchange agreements are executed to hedge Discount notes.

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

The volume of derivative hedges is often expressed in terms of notional principal, which is the amount upon which interest payments are calculated. The following table highlights the notional amounts by type of derivative agreement as of December 31, 2007, and 2006.

Types of Derivative Agreements

By Notional Principal

($ amounts in thousands)

	As of December 31,
	2007	2006
Debt swaps
Bullet	$4,184,114	$5,869,975
Callable	7,346,370	6,497,870
Complex	1,948,080	4,385,080

Advances swaps
Bullet	12,444,770	11,270,016
Putable	4,985,050	3,659,550
Complex	1,000	4,000

MBS swaps	1,689	2,110

TBA hedges	38,800	309,525
Mandatory delivery commitments	40,204	10,907
Swaptions	200,000	150,000

Total	$31,190,077	$32,159,033

The above table includes interest rate swaps, TBA MBS hedges, mandatory delivery commitments and swaptions. Complex debt swaps include, but are not limited to, step-up and range bonds. The level of different types of derivatives is contingent upon and tends to vary with, balance sheet size, Advances demand, MPP purchase activity, and CO issuance levels. The table below provides further detail of the fair values of hedge instruments. All hedges are recorded at fair value on the Statement of Condition. Statistical measurements of the effectiveness of each interest rate swap hedge are made at least quarterly.

The table below presents derivative instruments by hedged instrument as of December 31, 2007, and 2006.

Derivative Instruments by Hedged Instrument

Accrued Interest Excluded from the Fair Value

As of December 31,

($ amounts in thousands)

	2007		2006
	Total Notional	Estimated Fair Value	Total Notional	Estimated Fair Value
Advances
Fair value hedges	$17,429,820	$(355,885)	$14,930,566	$97,607
Economic hedges	1,000	(2)	3,000	4

Total	17,430,820	(355,887)	14,933,566	97,611

Investments
Economic hedges	1,689	(37)	2,110	(37)

Total	1,689	(37)	2,110	(37)

MPP loans
Fair value hedges	—	—	298,425	776
Economic hedges	238,800	(232)	161,100	36
Economic (stand-alone delivery commitments)	40,204	103	10,907	(36)

Total	279,004	(129)	470,432	776

COs—Bonds
Fair value hedges	12,987,070	15,385	16,552,925	(139,625)
Economic hedges	100,000	400	200,000	(425)

Total	13,087,070	15,785	16,752,925	(140,050)

COs—Discount notes
Economic hedges	391,494	(65)	—	—

	391,494	(65)	—	—

Total notional and fair value	$31,190,077	$(340,333)	$32,159,033	$(41,700)

Total derivatives excluding accrued interest		$(340,333)		$(41,700)
Accrued interest, net		47,744		77,812

Net derivative balance		$(292,589)		$36,112

Net derivative asset balance		$3,625		$99,482
Net derivative liability balance		(296,214)		(63,370)

Net derivative balance		$(292,589)		$36,112

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be included in this Annual Report on Form 10-K begin on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our President—Chief Executive Officer and our Senior Vice President—Chief Accounting Officer, has evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2007. Based upon their evaluation, they concluded that, as of December 31, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Internal Controls over Financial Reporting

During the quarter ended December 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Management’s Annual Report over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act (“ICFR”). Our ICFR is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of our records that, in reasonable detail, accurately and fairly reflect our transaction and asset dispositions;

•

provide reasonable assurance that our transactions are recorded as necessary to permit the preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•

provide reasonable assurance regarding the prevention or timely detection of any unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Reasonable assurance as defined in Section 13(b)(7) of the Exchange Act, is the level of detail and degree of assurance that would satisfy prudent officials in the conduct of their own affairs in devising and maintaining a system of internal accounting controls.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our ICFR as of December 31, 2007. Our assessment included extensive documenting, evaluating, and testing of the design and operating effectiveness of our ICFR. In making this assessment, our management used the criteria for Internal Control—Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Based on our assessment using these criteria, our management concluded that we maintained effective ICFR as of December 31, 2007.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

Our directors are listed in the table below. Each director who is newly elected or appointed serves a term of three years, and elected directors may not serve more than three consecutive full terms. Appointed directors may be reappointed at the discretion of the Finance Board. However, when their respective terms expire, appointed directors do not continue to serve until their successors are appointed. The information below includes all directors that served in 2007 and current directors as of March 15, 2008.

Name	Age	Director Since	Term Expires	Appointed or Elected (State)
Paul D. Borja	47	2/19/2008	12/31/2010	Elected (MI)
Jonathan P. Bradford	58	4/24/2007	12/31/2008	Appointed (MI)
Paul C. Clabuesch	59	1/01/2003	12/31/2008	Elected (MI)
*Christine A. Coady	44	3/14/2008	12/31/2010	Appointed (MI)
Charles L. Crow	64	1/01/2002	12/31/2010	Elected (IN)
Gregory F. Ehlinger	45	8/04/2005	12/31/2009	Elected (IN)
Robert F. Fix	61	1/01/1999	12/31/2008	Elected (IN)
Valde Garcia	49	4/01/2002	12/31/2007	Appointed (MI)
Timothy P. Gaylord	53	1/01/2005	12/31/2010	Elected (MI)
Michael J. Hannigan, Jr.	63	4/24/2007	12/31/2009	Appointed (IN)
James L. Logue, III	55	4/24/2007	12/31/2009	Appointed (MI)
Robert D. Long	53	4/24/2007	12/31/2008	Appointed (IN)
Teresa S. Lubbers	56	1/01/2004	12/31/2007	Appointed (IN)
James D. MacPhee	60	1/01/2008	12/31/2010	Elected (MI)
Michael F. Petrie	54	5/11/2007	12/31/2008	Elected (IN)
Jeffrey A. Poxon	61	6/15/2006	12/31/2009	Elected (IN)
Michael H. Price	51	1/01/2005	12/31/2007	Elected (MI)
Ronald G. Seals	68	1/01/2003	12/31/2008	Elected (IN)
John L. Skibski	43	1/01/2008	12/31/2010	Elected (MI)
Elliot A. Spoon, Esq.	57	2/19/2008	12/31/2010	Appointed (MI)
Thomas R. Sullivan	57	1/01/2004	12/31/2009	Elected (MI)
Ray D. Tooker	64	1/01/2005	12/31/2007	Elected (MI)

*	On March 14, 2008, the Finance Board announced the appointment of Christine A. Coady to the open appointed director position on our board, for a term ending December 31, 2010. Ms. Coady is the President and CEO of Michigan Interfaith Trust Fund, Lansing, MI, having served in that position since October of 2004. She has held various positions with the Trust since 1989. She has been designated by the Finance Board as a community interest director. It is anticipated that Ms. Coady will be sworn in as a board member at our next scheduled board meeting. See our Current Report on Form 8-K filed on March 20, 2008 for more information.

The following is the status and biography of each of our directors. Except as otherwise indicated, for at least the last five years, each director has been engaged in his or her principal occupation described below:

Paul D. Borja is the Executive Vice President and Chief Financial Officer of Flagstar Bank, Troy, Michigan and has held that position since 2005. Prior to that, Mr. Borja was a partner in the law firm Kutak Rock LLP in Washington, D.C. since 1997 and with other law firms since 1990. Prior to that, Mr. Borja practiced as a CPA with a Big Four accounting firm and other firms since 1982. Mr. Borja was elected by the board to fill the unexpired term of Mark A. Hoppe, who was elected by the Michigan shareholders but who became ineligible to serve as a director when he ceased being an officer of a member institution.

Jonathan P. Bradford is the President and CEO of Inner City Christian Federation of Grand Rapids, Michigan and has held that position since 1981. Mr. Bradford also serves as the Vice President of the Board of the Michigan Non-Profit Housing Corporation and is a board member of the Genesis Non-Profit Housing Corporation in Grand Rapids, Michigan. Mr. Bradford has been designated by the Finance Board as a community interest director.

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

Gregory F. Ehlinger is the Senior Vice President and Chief Financial Officer of Irwin Financial Corporation, a bank holding company in Columbus, Indiana, and director of Irwin Union Bank and Trust Company and Irwin Union Bank, FSB, its bank subsidiaries. Mr. Ehlinger also serves as a board member of the Columbus Regional Hospital Foundation in Columbus, Indiana.

Robert F. Fix, PhD. is the Vice Chairman of Richmond Mutual Bancorporation, a bank holding company in Richmond, Indiana. Mr. Fix is the Vice Chairman of First Bank, Richmond, NA, Richmond, Indiana and the Chairman of AmericanTrust, FSB, Peru, Indiana. Mr. Fix also serves as a director of ProCentury Corporation since October 2000, which became a publicly traded insurance holding company in 2004. Mr. Fix was named lead director for that company in August 2005.

Valde Garcia has served as a state senator for the State of Michigan since 2001 and was a Michigan state representative from 1999—2001. Mr. Garcia is also a Colonel in the Michigan Army National Guard. Mr. Garcia had been designated by the Finance Board as a community interest director. The Bank nominated Sen. Garcia to be reappointed to the board for a term beginning in January 2008 but the Finance Board declined to reappoint him.

Timothy P. Gaylord is the President and Chief Executive Officer of Capital Directions, Inc., a bank holding company in Mason, Michigan, and Mason State Bank, its banking subsidiary.

Michael J. Hannigan, Jr. is President of The Hannigan Company, LLC, Carmel, Indiana, and has held that position since 2006 when he formed that company. Prior to that, Mr. Hannigan was the Executive Vice President and a director of The Precedent Companies, Inc. since 1996. Mr. Hannigan currently serves on the Indiana Builders Association Task Force on Predatory Lending.

James L. Logue, III is the Senior Vice President and Chief Operating Officer of Great Lakes Capital Fund in Lansing, Michigan and has held that position since September 2003. Prior to that time, Mr. Logue served as the Executive Director of the Michigan State Housing Development Authority since 1991. Mr. Logue also serves as a board member and treasurer of the Community Economic Development Association of Michigan and as a

board member of Sparrow Home Health Care of Lansing, Michigan and Habitat for Humanity of Detroit, Michigan.

Robert D. Long, CPA, recently retired from KPMG, LLP where he was the Office Managing Partner in the Indianapolis, Indiana office since 1999 and had served as an Audit Partner for KPMG since 1988. Mr. Long serves on the Indiana University Kelley School of Accounting Advisory Council and as Audit Committee Chair for Kenra, Ltd.

Teresa S. Lubbers has served as a state senator for the State of Indiana since 1992. Ms. Lubbers owned Capitol Communications, a public relations firm in Indianapolis, Indiana, from 1983 to 2004. The Bank nominated Sen. Lubbers to be reappointed to the board for a term to begin in January 2008 but the Finance Board declined to reappoint her.

James D. MacPhee is the Chief Executive Officer and a director of Kalamazoo County State Bank in Schoolcraft, Michigan and has served in that position since 1990. Mr. MacPhee also serves as a director of First State Bank in Decatur, Michigan. Mr. MacPhee is currently the chairman of the Village of Schoolcraft Downtown Development Authority board.

Michael F. Petrie is Chairman and Chief Executive Officer of Greensfork Township State Bank in Spartanburg, Indiana. He has held that position since March 2002 and was named the Chairman and Chief Executive Officer of P/R Bancorp, the holding company of Greensfork Township State Bank in January, 2007. Mr. Petrie also serves as the President of P/R Mortgage and Investment Corp, a subsidiary of Greensfork Township State Bank. Mr. Petrie was elected in May 2007 by the Bank’s directors to fill the unexpired term of the late Ronald G. Seals, who passed away March 31, 2007.

Jeffrey A. Poxon, CFA, is the Senior Vice President – Investments and Chief Investment Officer of The Lafayette Life Insurance Company, Lafayette, Indiana. He is also a director of LSB Financial Corporation, Lafayette, Indiana and a director of Lafayette Savings Bank, FSB, Lafayette, Indiana.

Michael H. Price is the President and Chief Executive Officer and a Director of Mercantile Bank of West Michigan and President, Chief Operating Officer, and Director of its bank holding company, Mercantile Bank Corporation, Grand Rapids, Michigan. Mr. Price’s term expired on December 31, 2007, and he chose not to run for re-election.

Ronald G. Seals was the President and Chief Executive Officer of Springs Valley Bank and Trust in French Lick, Indiana, and President and Chief Executive Officer of SVB&T Corporation, its bank holding company. Mr. Seals passed away on March 31, 2007.

John L. Skibski is the Executive Vice President and Chief Financial Officer of Monroe Bank and Trust in Monroe, Michigan and has held those positions since January 2004. Prior to that time, Mr. Skibski served as the Senior Vice President and Controller since January 2003 and has been with Monroe Bank and Trust since 1994. Mr. Skibski is also the Secretary-Treasurer and a director of MBT Credit Company, a subsidiary of Monroe Bank and Trust. Mr. Skibski also serves on the Internal Audit Committee of the Michigan Bankers Association and is President of the Monroe Family YMCA in Monroe, Michigan.

Elliot A. Spoon, Esq. is a Professor of Law in Residence at Michigan State University College of Law in East Lansing, MI. Mr. Spoon is also Of Counsel with the law firm Jaffe, Raitt, Heuer, & Weiss, PC in Detroit, MI. Mr. Spoon was appointed to the board on February 19, 2008, by the Finance Board to fill one of the Bank’s open appointed positions.

Thomas R. Sullivan serves as the President, Chief Executive Officer, and a director of Firstbank Corporation, a multi-bank holding company in Alma, Michigan, since 2000. Mr. Sullivan was President and

Chief Executive Officer of Firstbank (Mt. Pleasant), a state bank subsidiary located in Mt. Pleasant, Michigan, from 1991 through January 2007.

Ray D. Tooker was the Senior Vice President of Macatawa Bank, located in Holland, Michigan. Mr. Tooker’s term expired on December 31, 2007, and he chose not to run for re-election.

Executive Officers

Our executive officers are listed in the table below. Each officer serves a term of office of one calendar year or until the election and qualification of his or her successor; provided, however, that pursuant to the Bank Act, our board may dismiss any officer at any time.

Except as indicated below, each officer has been employed in the principal occupation listed below for at least five years.

Name	Age	Position
Milton J. Miller, II(1)	52	President – Chief Executive Officer
Brian K. Fike(2)	49	Senior Vice President – Member Services, formerly Interim President – Chief Executive Officer
Paul J. Weaver(3)	47	Senior Vice President – Chief Accounting Officer
Jonathan R. West(4)	51	Senior Vice President – Administration, General Counsel, Corporate Secretary, and Ethics Officer
Cindy L. Konich(5)	51	Senior Vice President – Chief Financial Officer
Douglas J. Iverson(6)	58	Senior Vice President – Director of Marketing
Michael R. Barker(7)	46	Senior Vice President – Chief Risk Officer

(1)	Mr. Miller, formerly the Senior Vice President – Chief Financial Officer, retired from the Bank effective December 29, 2006. Mr. Miller was selected by the board to serve as President – Chief Executive Officer effective July 16, 2007. Mr. Miller was appointed to the board of the Resolution Funding Corporation on September 12, 2007, and was appointed to the board of Pentegra Retirement Services on January 15, 2008. Pentegra Retirement Services is a not-for-profit cooperative that is a national provider of full-service community bank retirement programs, including those provided to the employees of our Bank.
(2)	Mr. Fike was appointed by the Board of Directors as Interim President – Chief Executive Officer effective December 30, 2006, and served in that capacity until July 15, 2007. Prior to that appointment Mr. Fike was the Senior Vice President – Marketing. Mr. Fike was named Senior Vice President – Member Services effective September 17, 2007. Mr. Fike voluntarily retired from the Bank on February 29, 2008.
(3)	Mr. Weaver was appointed by the Board of Directors as Senior Vice President – Acting Chief Accounting Officer effective December 30, 2006, and was confirmed as Senior Vice President – Chief Accounting Officer effective September 17, 2007. Prior to that appointment Mr. Weaver was the Senior Vice President – Controller.
(4)	Mr. West was appointed by the Board of Directors as Senior Vice President – Administration, General Counsel, Corporate Secretary, and Ethics Officer on September 17, 2007. Prior to that appointment, Mr. West was the Senior Vice President – General Counsel and Corporate Secretary.
(5)	Ms. Konich was appointed by the Board of Directors as First Vice President – Acting Chief Capital Markets Officer, effective December 30, 2006, and was named Senior Vice President – Chief Financial Officer, effective September 17, 2007. Prior to that appointment, Ms. Konich was the First Vice President – Treasurer.
(6)	Mr. Iverson was appointed by the Board of Directors as Senior Vice President – Acting Chief Operating Officer effective December 30, 2006, and served in that capacity until September 17, 2007, at which time Mr. Iverson was named Senior Vice President – Director of Marketing. Mr. Iverson commenced his career at the Bank as the Mortgage Purchase Program Manager in January 2005 and was promoted to Senior Vice President – Mortgage Purchase Program in May 2005. Prior to joining the Bank, Mr. Iverson served as Executive Vice President, Retail/Mortgage for Fifth Third Bank, headquartered in Cincinnati, Ohio from 2000 to 2005.

(7)	Mr. Barker was named Senior Vice President – Chief Risk Officer in February 2006. Prior to that date he was the Senior Vice President – Director of Internal Audit.

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

Nominating Committee

Our board does not have a nominating committee with respect to elected director positions because, as provided in the Bank Act and Finance Board regulations, elected directors are nominated by the members. The Executive-Governance Committee of the Board recommends candidates for the public interest director positions to our board. The board then recommends public interest director candidates to the Finance Board for possible appointment. The Finance Board is not required to accept those nominees and may request additional nominees or make its own appointments.

The board, with input from the Executive-Governance Committee, elects a chairman and a vice-chairman to two-year terms.

Audit Committee and Audit Committee Financial Expert

Our board has an Audit Committee that was comprised of the following members as of December 31, 2007:

Gregory F. Ehlinger, Audit Committee Chairman

Timothy P. Gaylord, Audit Committee Vice Chairman

Valde Garcia

Jeffrey A. Poxon

Robert D. Long

Paul C. Clabuesch, Ex-Officio Voting Member

The 2008 Audit Committee is made up of the following members as of March 15, 2008:

Gregory F. Ehlinger, Audit Committee Chairman

Timothy P. Gaylord, Audit Committee Vice Chairman

Jeffrey A. Poxon

Robert D. Long

John L. Skibski

Paul C. Clabuesch, Ex-Officio Voting Member

Our board has determined that Mr. Ehlinger is its Audit Committee Financial Expert due to his experience as the chief financial officer of a major financial institution that is listed on the New York Stock Exchange and his experience managing SEC reporting and the audit process as an audit committee member for a NASDAQ traded company prior to its acquisition by a private equity firm. Mr. Ehlinger also holds a Master’s Degree in Business Administration. As discussed more fully in “Item 13. Certain Relationships and Related Transactions” herein, while Mr. Ehlinger meets the tests for independence under the regulations of the Finance Board, our board has determined that no elected director may qualify as independent under the New York Stock Exchange definition due to the cooperative nature of the Federal Home Loan Bank with its members.

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

Compensation Committee Report

The HR Committee has reviewed and discussed the “Compensation Discussion and Analysis” that follows and has recommended to our board that the Compensation Discussion and Analysis be included in the Bank’s Annual Report on Form 10-K for fiscal year 2007. As of December 31, 2007, the HR Committee was made up of the following members:

Thomas R. Sullivan, HR Committee Chairman

Ray D. Tooker, HR Committee Vice Chairman

Charles L. Crow

Michael J. Hannigan, Jr.

Michael H. Price

Paul C. Clabuesch, Ex-Officio Voting Member

The 2008 HR Committee is made up of the following members as of March 15, 2008:

Thomas R. Sullivan, HR Committee Chairman

Michael J. Hannigan, HR Committee Vice Chairman

Charles L. Crow

Gregory F. Ehlinger

Robert D. Long

James D. MacPhee

Paul C. Clabuesch, Ex-Officio Voting Member

Compensation Discussion and Analysis

Overview

Our executive compensation program is overseen by the HR Committee and ultimately the entire board. The HR Committee meets at scheduled times throughout the year (four times in 2007) and reports regularly to the board on its recommendations. In carrying out its responsibilities and duties, the HR Committee has the authority to obtain advice and assistance from outside legal counsel, compensation consultants, and other advisors as the HR Committee deems necessary to carry out its duties, with all fees and expenses paid by the Bank.

Compensation Philosophy and Objectives

The compensation program for executives is designed to enable the Bank to attract, motivate and retain talented executives. We strive to provide an aggregate compensation opportunity that is generally competitive with prevailing practices, aligns stockholder and executive interests, and reflects total compensation that is consistent with performance and business results. A principal compensation guideline of the HR Committee is that there is a strong link between individual and Bank performance and executive pay.

The compensation program was designed to reward:

•	the attainment of performance goals of both the Bank and the named executive officers (“NEOs”);

•	the implementation of short- and long-term business strategies;

•	the accomplishment of the Bank’s public policy mission;

•	the effective and appropriate management of financial, operational, reputational, regulatory, and human resources risks; and

•	the growth and enhancement of NEO leadership and functional competencies.

The board continues to look at these goals and the compensation alternatives available and may make changes in the program from time to time to better achieve these goals.

We are not able to offer market-based equity compensation because the Bank is a cooperative and only member institutions can own our stock. Without equity incentives to attract and reward executive officers, the Bank provides alternative compensation and benefits such as cash incentive opportunities and pension and other retirement benefits.

Role of the HR Committee in Setting Executive Compensation

The HR Committee intends that the executive compensation program should be aligned with the Bank’s short-term and long-term business objectives and focus executives’ efforts on fulfilling these objectives. The total compensation mix for 2007 was made up of:

(1)	base salaries;

(2)	annual short-term incentive opportunities;

(3)	retirement benefits;

(4)	perquisites; and

(5)	key employee severance agreements

The HR Committee researches and recommends to the board the President – CEO’s salary. The President – CEO approves the salary levels for the other NEOs and officers. The percentage of salary increases that will apply to merit and promotional increases for each year’s Bank budget, the benefit plans that will be offered, and any changes to those plans from year to year are approved by the board. The HR Committee also recommends the goals, payouts and qualifications for any annual incentive plans that are provided. Further, the board retains the right to withhold payment under any incentive plan, even if goals are reached.

Role of Executive Officers in the Compensation Process

The executive officers assist the HR Committee and the board by working with any compensation consultants hired by the board or HR Committee. The executive officers and Director of HR Administration also assist by gathering research on compensation trends, peer groups, and other market data requested by the HR Committee or the board, and by making recommendations regarding officer appointments and salary levels. Further, management prepares the strategic plan financial forecasts for the board and the Budget/Information Technology Committee, which are then used to establish the goals and payout terms for the incentive compensation plans.

Role of Compensation Consultants in Setting Executive Compensation

Based on a recommendation from Towers Perrin, an independent compensation consultant hired by the HR Committee in 2002, the HR Committee determined that the Bank’s primary competitive peer group was, and continues to be, the other eleven Federal Home Loan Banks (“Primary Peer Group”). In addition, a group of approximately 20 publicly traded commercial banks with asset sizes between $5 billion and $20 billion, many located in the Midwest, were recommended by Towers Perrin and approved by the HR Committee to serve as a secondary peer group to monitor general executive compensation trends within the financial services industry. The institutions currently in this secondary peer group (“Secondary Peer Group”) are:

BOK Financial	FirstMerit	Old National Bancorp	United Bankshares
Citizens Banking	Flagstar Bank	Park National	Valley National Bancorp
City National Bank	Fulton Financial	Sky Financial Group	Webster Bank
Cullen/Frost Bankers	Greater Bay Bancorp	Susquehanna Bancshares	Westamerica Bancorporation
First Midwest Bancorp	Irwin Financial	Trustmark	Whitney Holding

However, these institutions could be changed by the board from time to time in the future, as recommended by the HR Committee with advice from Towers Perrin and/or other compensation consultants, due to mergers, acquisitions, or other operational or financial changes that affect an institution’s characteristics as compared to the Bank. Base salaries within +/-15% of the median of those in the Primary Peer Group are considered to be at market. Calculation of base pay may be affected by individual performance results and level of responsibility as well as other organizational circumstances.

The HR Committee uses prudent judgment in recommending base salary ranges and incentive performance criteria to the board. To ensure the competitiveness and reasonableness of the HR Committee’s compensation recommendations, independent compensation consulting firms have been retained periodically to advise the HR Committee. In March 2007, the HR Committee retained Towers Perrin to perform an updated peer group analysis. As a result of the Competitive Executive Compensation and Retirement Benefits Assessment as of March 12, 2007, it was determined that the Primary Peer Group remained the appropriate primary peer group for salary and benefit comparison.

The board has engaged AON Consulting to complete a comprehensive compensation review including salary and benefits with an emphasis on the retirement plans. This review is expected to be completed by mid-year 2008 and may result in modifications to the Bank’s compensation philosophy.

There are three significant elements of our compensation structure: base salary, annual short-term incentive opportunities and long-term benefits.

Elements of Compensation Used to Achieve Compensation Philosophy and Objectives

Base Salaries

Unless otherwise described, the term “base salary” as used herein refers to an individual’s annual salary, before considering incentive compensation, bonus, service awards, perquisites, deferred compensation, taxes, or any other adjustments that may be elected or required. The base salary for the President – CEO is established annually by the board. The President – CEO reviews and adjusts the base salary levels for the other NEOs on an annual basis. These adjustments are reviewed by the board but are not subject to board approval. The base salaries for all NEOs may be adjusted depending upon each executive’s qualifications, responsibilities, assessed performance contribution, tenure, position held and competitive salary relative to similar positions in the Primary and Secondary Peer Groups. Base salaries for 2007 were generally set between the 50th and 75th percentile of executives in the competitive peer groups. For 2007, the HR Committee recommended and the board approved merit and market-based increases averaging 3.6% for all employees with individual increases based on individual performance. An additional 1%, or $140,000, was approved for promotional increases and equity adjustments. In December 2006, the following NEOs did not receive increases for 2007: Mr. West, Mr. Fike, Mr. Weaver, Mr. Iverson and Mr. Barker. While this placed the NEOs below the peer groups for 2007, this was done as part of a broader expense control effort and is not a reflection on the performance of any individual NEO or their performance as a whole. However, as discussed below, Mr. Fike later received an increase to his base salary in 2007 due to increased responsibilities.

On June 28, 2007, the Executive-Governance Committee approved, as ratified by our board of directors at its January 25, 2008, board meeting, a one-time payment in the amount of $100,000 to Mr. Fike for his service as Interim President – CEO. This represented the estimated adjustment of Mr. Fike’s base salary during the time he served as the Interim President – CEO of the Bank. On July 23, 2007, Mr. Fike received an increase of 15.8%, or $31,980, for his new responsibilities as Senior Vice President – Member Services.

On July 16, 2007, the board hired Milton J. Miller, II, the former Senior Vice President – Chief Financial Officer of the Bank, as the new President – CEO with a base salary of $400,010. Based on Towers Perrin’s March 2007 study, the median base salary of the Bank’s Primary Peer Group for the President – CEO is $580,000, which would create an “at market” band of $493,000 – $667,000. Mr. Miller’s base pay is 31% below the median of this Primary Peer Group and 19% below the lower end of the at market band. The median base salary of the Bank’s Secondary Peer Group is $669,150, which would create an at market band of $568,778 – $769,523. Mr. Miller’s base pay is 40% below the competitive median of this Secondary Peer Group and 30% below the lower end of the at market band. This base pay is below the market benchmark data but follows the Bank’s philosophy of cost containment and the level of the President – CEO’s experience, as he recently assumed this position. The board did not grant Mr. Miller a base salary increase effective January 1, 2008.

On October 19, 2007, the HR Committee recommended and the board approved 2008 merit and market-based increases averaging 3.7% for all employees. An additional 1.1%, or $135,000, was approved for promotional and equity adjustments. These amounts were then incorporated in our 2008 operating budget approved by our board on November 16, 2007. Within this budget, the President – CEO, after review by the HR Committee, provided the following to the other NEOs for their base salary for 2008:

Executive Officer	Merit Increase % for 2008	Promotional/Equity Adjustment Increase % for 2008	Change in Responsibility For Additional Increase for 2008	2008 base salary
Milton J. Miller, II	0.0	0.0	None	$400,010
Brian K. Fike	3.7	0.0	None	242,658
Paul J. Weaver	3.7	8.3	Assumption of responsibility for the Information Technology Department, and for his role in certifying the Bank’s financial statements as the principal accounting officer.	211,978
Jonathan R. West	3.7	4.3	Expanded responsibilities over Human Resources, Corporate Communications and Bank Administration.	272,272
Cindy L. Konich	3.7	6.3	Increased responsibilities for all Bank investment activities, including mortgage-backed securities, the Mortgage Purchase Program and short-term liquidity.	239,330
Douglas J. Iverson	4.5	0.0	None	209,560

Annual Short-term Incentive Opportunities

Generally, as an executive’s level of responsibility increases, a greater percentage of total compensation is based on the Bank’s overall performance. The Bank’s annual incentive plan has a measurement framework that rewards both profits and member product usage, consistent with the Bank’s mission.

Under the 2007 Short-term Incentive Plan there were five mission goals for all employees (including the NEOs), excluding those in the Internal Audit Department whose annual incentive compensation is not based upon Bank performance. These goals measure our ability to increase our dividend, Advances, MPP volume and program participants, and the total amount of CIP Advances originated. The goals are weighted based upon overall impact on our profitability and the plan sets both minimum thresholds and maximum performance goals.

However, by resolution, the board of directors may reduce or eliminate a payout that was otherwise earned under this plan, if the board finds that a serious, material safety or soundness problem or a serious, material risk management deficiency exists at the Bank.

For performance results that were equal to or greater than the minimum threshold, the respective payment was 25% plus the remaining 75% interpolated between the minimum threshold and the respective maximum for that particular goal. There were no performance results that were below the stated threshold. The CEO’s maximum possible payment under this plan was 50% of his base salary at December 31, prorated for the six months that he served as CEO. The remaining NEOs were eligible for payments up to 35% of their base salary at December 31. For Mr. Fike, the $100,000 one-time payment in July 2007 is not factored into his short-term incentive compensation payout.

These incentive goals were derived from, and each are specifically aligned to, the Bank’s strategic plan and financial forecast that were prepared by management and approved by the board. The HR Committee and Budget Committee each reviewed the incentive plan before recommending the 2007 plan to the full board, which approved the plan on January 26, 2007. The Bank attained 81% of the mission goals under the 2007 incentive plan, resulting in an incentive payment for the CEO of 40% of his base salary (81% goal attainment x 50% of base pay opportunity = 40% payout), prorated for the approximately six months that he served as CEO, while the other NEOs received an incentive payment of 28% of their base salary (81% goal attainment x 35% of base pay opportunity = 28% payout).

When the 2008 Short Term Incentive Plan was approved by the Board, it was based on the Bank’s internal financial forecasting prepared by management. If the 2008 budget is met, the 2008 payout will approximate 50% of the plan’s incentive payment opportunities. The 2008 plan is based on similar goals as the 2007 plan, but with adjustments to the minimum thresholds, performance targets, and maximum performance goals.

For 2008, the CEO is eligible to earn up to 50% of his base pay at December 31, 2008. All other NEOs are eligible to earn up to 35% of their base pay at December 31, 2008. The change in goals from 2007 to 2008 is reflective of the Bank’s strategy and current and expected market conditions.

Retirement Benefits

In 2007, six banks in the Primary Peer Group had a long-term incentive (“LTI”) plan as part of their long-term compensation arrangements. Rather than including an LTI plan in the Bank’s long-term compensation benefits, the Bank offers a qualified defined benefit plan, a qualified defined contribution plan, a non-qualified supplemental defined benefit plan, and a non-qualified supplemental defined contribution plan, in order for our total compensation to be competitive with our Peer Groups. Each of these four plans is discussed below.

Pension and Thrift Plans

The Bank has established and maintains a comprehensive retirement program for its eligible employees including the NEOs. This retirement program is comprised of two qualified pension plans: a defined benefit plan (“DB Plan”) and a defined contribution plan (“DC Plan”). For these qualified plans, the Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions and the Pentegra Defined Contribution Plan for Financial Institutions.

In response to federal legislation which imposes restrictions on the pension benefits payable to its executives, the Bank, in 1993 and 1994, established two non-qualified benefit equalization plans: a Supplemental Executive Thrift Plan (SETP”) and a Supplemental Executive Retirement Plan (“SERP”). In order to comply with Internal Revenue Code (“IRC”) Section 409A regulations both the SETP and SERP plans were frozen on December 31, 2004, and are now referred to as the “Frozen SETP” and “Frozen SERP,” respectively. A separate SERP (as amended and restated effective January 1, 2008) (“2005 SERP”) and a separate SETP (as amended and restated effective January 1, 2008) (“2005 SETP”) were established to conform to the Section 409A regulations. The Frozen SERP and 2005 SERP are collectively referred to as the “SERP” and the Frozen SETP and the 2005 SETP are collectively referred to as the “SETP.”

The benefit plans have been in effect for many years and have been amended and restated from time to time to comply with changes in laws and regulations of the Internal Revenue Service (“IRS”) and to modify certain benefit features. Copies of the most recent plan documents are on file with the SEC. See the Exhibit Index for cross reference information.

The DB Plan and SERP provide benefits based on a combination of an employee’s length of service and annual compensation, except as described below for Mr. Miller. The DC Plan and SETP provide benefits based upon amounts deferred by the employee and employer matching contributions based upon length of service and the percentage of the employee’s deferral. The benefits provided by these plans are components of the total compensation opportunity for executive officers. The board believes that these plans serve as valuable retention tools because the DB Plan and SERP benefits increase as the executive’s tenure and compensation with the Bank increase, and the DC Plan and SETP provide a significant tax deferral and management resource for the executive’s long-range financial planning.

DB Plan and SERP

All employees who have met the eligibility requirements participate in the DB Plan, a tax-qualified, multi-employer defined benefit plan. The plan requires no employee contributions. Participants’ pension benefits vest upon completion of five years of service. Benefits are based upon compensation up to the compensation limit under the IRC, which was $225,000 in 2007. In addition, benefits under the DB Plan may not exceed a benefit limit under the IRC, which in 2007 was $180,000, payable as a single life annuity at normal retirement age. The benefit equalization plans discussed below were adopted to restore benefits to these executives which were lost as a result of these IRC limits.

In connection with an early retirement option offered by the Bank in late 2006, Mr. Miller elected to retire and was granted an early retirement benefit. This early retirement benefit included an additional three years of service and three years of age (“3+3”) for purposes of calculating his accrued benefit under the DB Plan and the SERP. On July 16, 2007, Mr. Miller was re-hired as the President – CEO. Mr. Miller is eligible to participate in and accrue additional benefits under the DB Plan and the 2005 SERP (but not the Frozen SERP because accruals to it were frozen as of December 31, 2004). The DB Plan benefit paid to Mr. Miller upon his future retirement will include the value of the early retirement benefit (3+3) but will also automatically be reduced, under the terms of the DB Plan, by the lump sum benefit of $1,230,601 he received from the DB Plan when he retired in 2006. The Frozen SERP benefit paid to Mr. Miller upon his future retirement will include the value of the early retirement benefit but will also automatically be reduced, under the terms of the Frozen SERP, to take into account the one installment payment of $308,231 that Mr. Miller has already received under the SERP. The 2005 SERP provides that upon his future retirement, Mr. Miller’s benefit will include the value of the early retirement benefit and will be reduced to take into account his receipt of a lump sum payout of $1,242,282 (for a total SERP payout of $1,550,513) from his 2006 retirement, and will be increased by the returns on the undispersed amounts (if any). An additional $450,000, which represents the amount determined by the board to approximate the after-tax value of the additional benefit received under the early retirement benefit, will also be deducted from his future earned payouts from the 2005 SERP.

The following table shows estimated annual benefits payable upon retirement at age 65 by combining the DB Plan and the SERP and is calculated in accordance with the formula currently in effect for specified years of service and compensation for our NEOs participating in both plans:

	Annual Benefits Payable at age 65 Based on Years of Benefit Service
Sample High 3-year Average Compensation	15	20	25	30
$ 200,000	$75,000	$100,000	$125,000	$150,000
$ 300,000	112,500	150,000	187,500	225,000
$ 400,000	150,000	200,000	250,000	300,000
$ 500,000	187,500	250,000	312,500	375,000
$ 600,000	225,000	300,000	375,000	450,000

•

Formula: The combined DB Plan and SERP benefit = 2.5% times years of benefit service times the high three-year average compensation. Benefit service begins one year after employment, and benefits are vested after five years. Benefit payments commencing before age 65 are reduced by applying an early retirement factor based on the employee’s age when payments begin. The allowance payable at age 65 would be reduced by 3% for each year the employee is under age 65. If the sum of age and years of vesting service at termination of employment is at least 70, the retirement allowance would be reduced by 1.5% for each year the employee is under age 65. See above paragraph that details calculation of benefits for Mr. Miller. At age 66, retirees are also provided an annual retiree cost of living adjustment of 3% per year, which is not reflected in the table above.

•	Compensation covered includes salary, bonus, and any other compensation that is reflected on the IRS Form W-2 (but not including any compensation deferred from a prior year).

•

Retirement benefits from the Frozen SERP may be paid in the form of a lump sum payment or annual installments up to 20 years, or a combination of lump sum and annual payments. Effective January 1, 2008, retirement benefits from the 2005 SERP may be paid in the form of a lump sum payment, or annual installments up to 20 years, or a combination of lump sum and annual payments. The benefits due from the SERP are paid out of a rabbi trust that we have established or out of general assets. The rabbi trust is subject to the claims of the Bank’s general creditors.

•

Retirement benefits from the DB Plan will be paid in the form of a lump sum, annuity, or a combination of the two, at the election of the retiree at the time of retirement. Any payments involving a lump sum are subject to spousal consent.

DC Plan

All employees who have met the eligibility requirements may participate in the DC Plan, a retirement savings plan qualified under the IRC (Section 401(k)). The Bank matches employee contributions based on the length of service and the amount of employee contribution.

The Bank contributes an amount equal to the greater of (A) or (B):

(A)

•	50% of an employee’s contribution during the 2nd and 3rd years of employment;

•	75% of an employee’s contribution during the 4th and 5th years of employment; and

•	100% of an employee’s contribution starting with the 6th year of employment.

The above applicable Bank percentage contribution shall apply to the first 6% of an employee’s base pay that the employee defers.

OR

(B) The lesser of $75 per month or 2% of an employee’s base pay.

Eligible compensation in the DC Plan is defined as base salary. A participant may elect to contribute up to 50 percent of eligible compensation under the DC Plan, subject to the following limits. Under IRS regulations, in 2007 an employee could contribute up to $15,500 of eligible compensation on a pre-tax basis and employees over age 50 could contribute up to an additional $5,000 on a pre-tax basis. Employee contributions over that amount are made on an after-tax basis. A total of $45,000 per year may be contributed to a participant’s account, including the Bank’s matching contribution and the employee’s pre-tax and after-tax contributions. In addition, no more than $225,000 of annual compensation may be taken into account in computing eligible compensation. The amount deferred on a pre-tax basis will be taxed to the participant as ordinary income when distributed from the plan. The plan permits participants to self-direct investment elections into one or more investment funds. All returns are at the market rate of the related fund.

Benefit Equalization Plans

The SETP, as non-qualified thrift plans, and SERP, as non-qualified retirement plans, restore pension and retirement benefits that an eligible employee would otherwise receive absent the limitations imposed by the IRS on the benefits received from or contributions made to the Bank’s two qualified plans. In this respect, the plans are an extension of the Bank’s retirement commitment to its executives and other highly compensated employees that preserves and restores the full pension benefits which, due to IRS limitations, are not payable from the qualified plans.

In determining whether a restoration of retirement benefits is due to an eligible employee, the SETP and SERP utilize the identical benefit formulas applicable to the Bank’s qualified plans. In the event that the benefits payable from or contributions made to either of the Bank’s qualified plans have been reduced or otherwise limited, the employee’s lost benefits are payable under the terms of the SETP and SERP non-qualified plans. Participants in the 2005 SETP plan may elect to defer up to 100 percent of their eligible compensation (base salary) and up to 100 percent of their annual incentive payout. Due to the fact that these deferrals are being contributed to a benefit equalization plan, they are made on a tax-deferred basis. The Bank has established rabbi trusts to fund these non-qualified plans, and to the extent funds in the trusts are insufficient, payments would be made out of the Bank’s general assets. Benefits received by the participants from these plans are recognized as ordinary income in the year in which they are distributed.

Executive Perquisites/Benefits

Perquisites are a de minimis element of total compensation and as such are provided to the NEOs as a convenience associated with their overall position, duties, and responsibilities.

We provide the following benefits to all employees:

•	medical, dental, and vision insurance,

•	life and long-term disability insurance,

•	travel insurance,

•	educational assistance,

•	employee relocation assistance, where appropriate,

•	thrift/401(k) and defined benefit plan, and

•	vacation leave, which increases based upon position and years of service.

We provide certain other perquisites to senior executives, including some of the NEOs:

•	Participation in the SETP and SERP,

•	Leased car including fuel and all maintenance/upkeep. However, this perquisite is being discontinued as leases expire.

•	Annual physical,

•	Spousal travel to board meetings (limited to two board meetings per year), key customer conferences and trade group meetings.

The incremental cost of such perquisites to the Bank is included in the Summary Compensation Table.

Key Employee Severance Agreements

We have offered key employee severance agreements to certain executive officers, including some of the NEOs. As of December 31, 2007, the following officers had executed such agreements: Mr. Fike, Mr. Weaver, Mr. West, Mr. Iverson, Ms. Konich and Mr. Barker. Mr. Miller is not currently a party to a key employee severance agreement and Mr. Fike’s agreement terminated upon his retirement from the Bank on February 29, 2008. These agreements are intended to promote retention of these key employees in the event of possible merger or change in control discussions and to ensure that management objectively evaluates merger opportunities. These agreements compensate the executives by providing increased benefits if the executives are not retained after a merger or other change of control. Under the terms of these agreements, if a termination occurs under certain circumstances, the executive is entitled to, among other things, a lump sum payment equal to 2.99 times the average of his or her three preceding calendar years:

•	base salary (less salary deferrals), bonus, and other cash compensation paid during those years;

•	salary deferrals and employer matching contributions to the DC Plan and 2005 SETP; and

•	taxable portion of the executive’s automobile allowance, if any.

See “Potential Termination Payment” herein for more detailed information.

Mr. Miller, in the absence of a key employee severance agreement, would receive severance under the Bank’s Severance Pay Plan approved by the board on November 17, 2006. The Severance Pay Plan pays a senior officer up to a maximum 52 weeks of base pay computed at the rate of four weeks of severance pay for each year of service. In addition, the plan pays a lump sum payment equal to the employee’s cost to maintain health insurance coverage under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) for the time period applicable under the severance pay schedule. Mr. Miller would receive the maximum payout of 52 weeks of base pay and twelve months of COBRA. The benefit of this severance to Mr. Miller, if triggered as of December 31, 2007, would be $416,122. The Severance Pay Plan may be amended or eliminated by the board at any time.

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

Additionally, the executives that are covered by a key employee severance agreement may be responsible for an excise tax on the additional benefits provided in those agreements, in accordance with IRC Section 280G. If it is determined that an executive is liable for such tax payment, the key employee severance agreements provide for a “gross-up” of the benefits to cover such excise tax payment. This gross-up is shown as a component of the value of the key employee severance agreements in “Potential Payments Upon Termination of Change in Control” section below.

Executive Compensation

Summary Compensation Table for 2007

Name and Principal Position (a)	Year (b)	Salary ($) (c)		Non-Equity Incentive Compensation ($) (g)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)		Total ($) (j)
Milton J. Miller, II, President—CEO	2007 2006	$176,928 320,138	(1)	$80,957 56,024	(2)	$1,566,000 431,000	$1,632,402 19,336	(3) (3)	$3,456,287 826,498

Brian K. Fike, Senior Vice President—Member Services	2007 2006	315,550 202,020	(4)	66,302 35,354		170,000 129,000	19,059 12,202	(5) (5)	570,911 378,576
Paul J. Weaver, Senior Vice President—Chief Accounting Officer	2007 2006	189,254 189,254		53,624 33,119		46,000 87,000	11,431 12,152	(6) (6)	300,309 321,525
Jonathan R. West, Senior Vice President—Administration, General Counsel & Corporate Secretary	2007 2006	252,096 252,096		71,429 44,117	(7) (7)	61,000 109,000	15,227 15,227	(8) (8)	399,752 420,440
Cindy L. Konich, Senior Vice President—Chief Financial Officer	2007	217,568		61,646	(9)	138,000	13,141	(10)	430,355
Douglas J. Iverson, Senior Vice President—Director of Marketing	2007 2006	200,538 200,538		56,821 35,094		54,000 64,000	6,096 51,709	(11) (11)	317,455 351,341

(1)	Mr. Miller was named President—CEO effective July 16, 2007.
(2)	Mr. Miller elected to defer all $80,957 of his non-equity incentive compensation for 2007.
(3)	Included in this amount for Mr. Miller for 2007 are Bank-matching contributions to the DC Plan and the 2005 SETP in the amount of $10,615, a payout from the SERP of $1,550,513, a vacation payout of $68,984, and other de minimus perquisites that are individually and in the aggregate valued at less than $10,000. Included in this amount for Mr. Miller for 2006 are Bank-matching contributions to the DC Plan and the 2005 SETP in the amount of $19,208 and other de minimus perquisites that are individually and in the aggregate valued at less than $10,000.
(4)	Mr. Fike served as Interim President—CEO from December 30, 2006, through July 15, 2007. However, he did not receive an increase to his base salary during this period. In June 2007, the board awarded Mr. Fike a one-time payment of $100,000 which represented the estimated adjustment of his base salary during the time he served as the Interim President—CEO. Then, in July 2007 Mr. Fike received a 15.8% increase to his base salary (exclusive of the one-time payment) to reflect his new duties as Senior Vice President—Member Services.
(5)	Included in this amount for Mr. Fike for 2007 are Bank-matching contributions to the DC Plan and the 2005 SETP in the amount of $18,933 and other de minimus perquisites that are individually and in the aggregate valued at less than $10,000. Included in this amount for Mr. Fike for 2006 are Bank-matching contributions to the DC Plan and the 2005 SETP in the amount of $12,121 and other de minimus perquisites that are individually and in the aggregate valued at less than $10,000.
(6)	Included in this amount for Mr. Weaver for 2007 are Bank-matching contributions to the DC Plan and the 2005 SETP in the amount of $11,355 and other de minimus perquisites that are individually and in the aggregate valued at less than $10,000. Included in this amount for Mr. Weaver for 2006 are Bank-matching contributions to the DC Plan and the 2005 SETP in the amount of $11,355 and other de minimus perquisites that are individually and in the aggregate valued at less than $10,000.

(7)	Mr. West elected to defer $14,286 of his non-equity incentive compensation for 2007 while receiving the remaining $57,143 in cash. For 2006, Mr. West elected to defer $6,618 of his non-equity incentive compensation while receiving the remaining $37,499 in cash.
(8)	Included in this amount for Mr. West for 2007 are Bank-matching contributions to the DC Plan and the 2005 SETP in the amount of $15,126 and other de minimus perquisites that are individually and in the aggregate valued at less than $10,000. Included in this amount for Mr. West for 2006 are Bank-matching contributions to the DC Plan and the 2005 SETP in the amount of $15,126 and other de minimus perquisites that are individually and in the aggregate valued at less than $10,000.
(9)	Ms. Konich elected to defer all $61,646 of her non-equity incentive compensation for 2007.
(10)	Included in this amount for Ms. Konich for 2007 are Bank-matching contributions to the DC Plan and the 2005 SETP in the amount of $13,054 and other de minimus perquisites that are individually and in the aggregate valued at less than $10,000.
(11)	Included in this amount for Mr. Iverson for 2007 are Bank-matching contributions to the DC Plan in the amount of $6,016 and other de minimus perquisites that are individually and in the aggregate valued at less than $10,000. Included in this amount for Mr. Iverson for 2006 are Bank-matching contributions to the DC Plan in the amount of $5,553; and perquisites and other personal benefits that, in the aggregate, were valued in excess of $10,000. Perquisites and other personal benefits that Mr. Iverson received that are presented in this column include: personal use of a leased car; spousal travel; country club membership; and moving expenses. Mr. Iverson received $26,213 of moving expenses in 2006. This amount was then grossed up by $15,867 to cover the related personal income taxes that Mr. Iverson would have incurred.

The amounts included in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column are 100% attributable to the change in pension value for the NEOs from December 31, 2006, to December 31, 2007, and December 31, 2005, to December 31, 2006, respectively, as we do not pay above market earnings to any employee in the nonqualified deferred compensation plan. The change in pension values for Mr. Miller includes an additional three years of service and an additional three years of age as part of the early retirement incentive package that he received from his retirement in December 2006.

Annual Incentive Compensation

Grants of Plan-Based Awards Table for 2007

	Estimated Future Payouts Under Non-Equity Incentive Compensation Plan
Name (a)	Grant Date (b)		Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)
Milton J. Miller, II	1/26/2007	(1)	$25,001	$50,001	$100,003
Brian K. Fike	1/26/2007		20,475	40,950	81,900
Paul J. Weaver	1/26/2007		16,560	33,119	66,239
Jonathan R. West	1/26/2007		22,058	44,117	88,234
Cindy L. Konich	1/26/2007		19,037	38,074	76,149
Douglas J. Iverson	1/26/2007		17,547	35,094	70,188

(1)	The Board approved the Short-term Incentive Compensation Plan on January 26, 2007. While Mr. Miller was not employed by the Bank as of that date, he became covered under the plan effective July 16, 2007, when he was hired. The Threshold, Target, and Maximum for Mr. Miller are based on the pro-rata portion (six months) of his base salary that he earned in 2007.

There is no guaranteed payout under our incentive compensation plan. Therefore, the minimum that could be paid out under this plan is $0 for each NEO. The threshold amount included in this column represents a payout of 25% of the eligible payout for each NEO. A 25% payout would result if we met the minimum threshold in each of the five components of our incentive compensation plan. If the minimum threshold for the lightest weighted of the five components was achieved, but we did not reach the minimum threshold for any of the other components, the payout would be 1.25% of the eligible payout (1.25% x 50% of base pay for Mr. Miller, prorated for the approximately six months that he served as President—CEO, and 1.25% x 35% of base pay for the other NEOs) resulting in a cash payout equal to 0.63% of Mr. Miller’s base salary and 0.44% of the base salary for the other NEOs.

The following table quantifies some of the possible payout scenarios under our incentive compensation plan:

Name (a)	Payout when meeting none of the minimum thresholds for any component of plan ($) (b)	Payout when meeting minimum threshold for smallest component of plan ($) (c)	Payout when meeting minimum threshold for each component of plan ($) (d)
Milton J. Miller, II	$0	$1,250	$25,001
Brian K. Fike	0	1,024	20,475
Paul J. Weaver	0	828	16,560
Jonathan R. West	0	1,103	22,058
Cindy L. Konich	0	952	19,037
Douglas J. Iverson	0	877	17,547

Column (g) of the Summary Compensation Table indicates that the NEOs’ payment for 2007 fell between the minimum threshold for each component of the plan (column d in the above table) and the maximum for each component of the plan (column e in the Grants of Plan-Based Awards table above), because the Bank met the minimums for all of the components of the incentive plan, but failed to attain the maximum payout for all of the components of the incentive plan.

Retirement Benefits

We offer two pension plans to our senior executive officers. The first, which is offered to all employees, is the DB Plan. The second is the SERP. These plans are described in more detail above in “Retirement Benefits—Pension and Thrift Plans.” See also Note 15 to our Audited Financial Statements included herein. The present value of the accumulated benefit is based upon a retirement age of 65, using the 1993 GAM mortality table projected five years, and a discount rate of 5.83% for the DB Plan and a discount rate of 6.25% for the SERP for 2007.

Pension Benefits Table for 2007

Name (a)	Plan Name (b)	Number of Years of Credited Service (#) (c)	Present Value of Accumulated Benefit ($) (d)	Payments During Last Fiscal Year ($) (e)
Milton J. Miller, II(1)	DB Plan	30	$14,000	$1,230,601
	SERP	30	723,000	1,550,513
Brian K. Fike(2)	DB Plan	25	593,000	0
	SERP	25	317,000	0
Paul J. Weaver	DB Plan	20	404,000	0
	SERP	20	122,000	0
Jonathan R. West	DB Plan	21	562,000	0
	SERP	21	466,000	0
Cindy L. Konich	DB Plan	23	565,000	0
	SERP	23	171,000	0
Douglas J. Iverson	DB Plan	2	88,000	0
	SERP	2	6,000	0

(1)	The years of credited service for Mr. Miller in the table above have been increased by three years as a result of the terms of the early retirement incentive package. The early retirement incentive was offered to all employees age 50 or older with 10 or more years of service as of December 15, 2006. For each of the NEOs, the years of credited service have been rounded to the nearest whole year.
(2)	Mr. Fike’s credited years of service include 23 years as an employee of the Bank and two years of service with a prior employer that participated in the DB Plan. The additional two years of benefit service with the previous employer increased the present value of Mr. Fike’s overall benefit by approximately $48,000 for the DB Plan and $26,000 for the SERP.

Payments were made to Mr. Miller in 2007 from the following plans:

	DB Plan	SETP	SERP	Total
Mr. Miller	$1,230,061	$275,088	$1,550,513	$3,055,662

Non-Qualified Deferred Compensation

Name (a)	Executive Contributions in Last FY (2007) ($) (b)		Bank Contributions in Last FY (2007) ($) (c)(1)	Aggregate Earnings in Last FY (2007) ($) (d)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last FYE (12/31/07) ($) (f)(2)
Milton J. Miller, II	$152,800		$9,168	$26,126	$275,088	$623,284
Brian K. Fike	15,600		12,411	4,464	0	113,112
Paul J. Weaver	15,600		936	11,757	0	260,668
Jonathan R. West	52,118	(3)	2,730	19,682	0	457,171
Cindy L. Konich	66,500	(4)	2,730	9,090	0	207,182
Douglas J. Iverson	0		0	0	0	0

(1)	The amounts in this column are also disclosed as a component of “All Other Compensation” in the Summary Compensation Table.
(2)	No amount reported in this column has been reported in the Summary Compensation Table for prior years, except as described in (3) and (4) below.
(3)	This amount includes $6,618 of deferrals from the 2006 Non-equity Incentive Compensation payout that is included in the Summary Compensation Table above.
(4)	This amount includes $21,000 of deferrals from the 2006 Non-equity Incentive Compensation payout that is included in the Summary Compensation Table above.

The SETP is described in more detail above in “Long-term Compensation-Pension and Thrift Plans”.

Participants in the SETP elect the timing of distribution of their benefits provided, however, that they are permitted to withdraw all or a portion of the amount in their account, in a single lump sum, if the participant has experienced an unforeseeable emergency (as defined by the SETP and determined by an administrative committee appointed by our board) or in certain other, limited circumstances. Distributions were made to Mr. Miller in 2007 as discussed above.

Potential Payments Upon Termination or Change in Control

As of December 31, 2007, Messrs. Fike, Weaver, West, and Iverson and Ms. Konich had Key Employee Severance Agreements that would provide for payments and certain continued benefits if an NEO’s employment terminates under certain circumstances in connection with a change in control of the Bank.

Each severance agreement also provides the NEO with coverage under the Bank’s medical and dental insurance plans in effect at the time of termination for 36 months (subject to the NEO paying the employee portion of the cost of such coverage). Further, benefits under the DB Plan and the SERP would be calculated as if the NEO were three years older and had three more years of benefit service, and such increased amount would be funded through the SERP. The agreements provide that all benefits would include an additional amount to cover the NEO’s increased tax liability pursuant to IRC Section 280(g). The agreements also provide that the NEO would be reimbursed for all reasonable accounting, legal, financial advisory and actuarial fees and expenses incurred by the NEO while deciding to enter into the agreement or at the time payments are made under the agreements.

If a change of control of the Bank had triggered payments under severance agreements on December 31, 2007, the contract for each of the NEOs would have been approximately as follows:

	Fike	Weaver	West	Konich	Iverson
2.99 times average of the 3 prior calendar years base salary, bonuses and other cash compensation paid to the executive	$826,286	$597,600	$837,874	$547,318	$717,682
2.99 times average of the executive’s salary deferrals and employer matching contributions under the DC Plan and the SETP for the 3 prior calendar years	132,083	181,290	231,301	195,215	34,593
2.99 times average of the 3 prior calendar years taxable portion of the executive’s automobile allowance	23,149	24,662	22,041	0	12,796
Additional amount under the SERP equal to the additional benefit calculated as if the executive were 3 years older and had 3 more years of credited service	459,004	929,247	498,471	356,013	296,130
Gross-up payment to cover any excise tax that is not ordinary federal income tax	557,726	767,608	660,456	446,595	409,461
Medical and dental insurance coverage for 36 months	35,684	35,684	35,684	35,684	2,934
Reimbursement of reasonable legal, accounting, financial advisory, and actuarial services(1)	10,000	10,000	10,000	10,000	10,000

Total value of contract	$2,043,932	$2,546,091	$2,295,827	$1,590,825	$1,483,596

(1)	The $10,000 for reimbursement of reasonable legal, accounting, financial advisory, and actuarial services is an estimated number.

As previously discussed, Mr. Miller is not a party to a severance agreement similar to those with the other executive officers. However, Mr. Miller would be covered under the Bank’s Severance Pay Plan. The benefit of this severance to Mr. Miller, if triggered as of December 31, 2007, would be $416,122. The Severance Pay Plan may be amended or eliminated by the board at any time.

Because Mr. Fike’s retirement at February 29, 2008, was voluntary, no payment was made under his Key Employee Severance Agreement to which he and the Bank were parties, and such agreement terminated effective February 29, 2008.

Director Compensation

Our directors are compensated in accordance with the Bank Act and the regulations of the Finance Board. Because the Bank is a cooperative and only member institutions can own our stock, no director may receive equity-based compensation.

Director Compensation Table for 2007

Name (a)	Fees Earned or Paid in Cash ($) (b)	Total ($) (h)
Jonathan P. Bradford	$13,175	$13,175
Paul C. Clabuesch	29,744	29,744
Charles L. Crow	23,855	23,855
Gregory F. Ehlinger	17,967	17,967
Robert F. Fix	17,967	17,967
Valde Garcia	17,767	17,767
Timothy P. Gaylord	17,967	17,967
Michael J. Hannigan, Jr.	13,475	13,475
James L. Logue, III	12,975	12,975
Robert D. Long	13,175	13,175
Teresa S. Lubbers	17,067	17,067
Michael F. Petrie	13,175	13,175
Jeffrey A. Poxon	17,967	17,967
Michael H. Price	17,467	17,467
Ronald G. Seals	3,892	3,892
Thomas R. Sullivan	17,967	17,967
Ray D. Tooker	17,767	17,767

The Bank provides various travel and accident insurance coverages for all of its directors, officers, and employees. The Bank’s annual premium for these coverages was $7,430 for 2007.

In accordance with the Finance Board’s regulations and amendments to the Bank Act contained in the GLB Act, we have established a formal policy governing the compensation and travel reimbursement provided to our directors. Under this policy, as in effect in 2007, compensation was comprised of quarterly fees, which were subject to an annual cap set by the Finance Board. The fees compensate directors:

•	for time spent reviewing materials sent to them on a periodic basis;

•	for preparing for meetings;

•	for actual time spent attending the meetings of our board or its committees; and

•

for participating in any other activities, such as attending new director orientation and director meetings called by the Finance Board, attending our annual strategic planning retreat, customer appreciation events, and conferences or seminars.

Directors are permitted to defer any or all of their director fees under a Director Deferred Compensation Plan. Under this plan, a director may defer any or all of his or her director fees, provided that the director makes a timely election to do so. Payments from the plan will begin within 90 days following the date elected by the director. The benefits may be paid in a lump sum, annual installments over a period of two to 20 years or a combination of a lump sum and installments, as elected by the director. Messrs. Fix, Hannigan Jr., Petrie, and Sullivan, have each elected to defer the receipt of their compensation.

The following table sets forth the quarterly fees and the annual caps established for 2007:

	2007
	Quarterly Fee	Annual Cap
Chair	$7,486.00	$29,944.00
Vice Chair	5,988.75	23,955.00
Other directors	4,491.75	17,967.00

The directors are paid the above quarterly amounts for all board service, including attendance at board meetings, subject to reductions for absences. For 2007, board fees were reduced by $100 for each board or committee meeting missed. For consecutive day meetings, a director’s fees could be reduced by no more than $500 for missing the first day of board and committee meetings subject to a maximum reduction of $500 for the entire scheduled meeting event. For 2008, the Board has eliminated the quarterly fee payment arrangement and eliminated the fee reductions for missing Board or committee meetings. Directors are now paid a per-day meeting fee for up to 14 meetings days scheduled in 2008, subject to the annual cap, as follows:

	2008
	Per Day In-Person Fee	Annual Cap
Chair	$3,100	$31,232
Vice Chair	2,500	24,986
Other directors	1,900	18,739

If it appears that a director will not meet the annual cap by year-end, Board meeting conference calls ($250 per call) and other special meetings attended on behalf of the Bank may qualify for payment of the per-day meeting but only with the pre-approval of the Board.

Directors are also reimbursed for reasonable Bank-related travel expenses. Total directors’ fees and other travel expenses paid were $545,000, $527,000, and $564,000, for the years ended December 31, 2007, 2006, and 2005, respectively. The Bank’s policy is to reimburse directors for travel expenses of a spouse or guest accompanying the director to no more than two board meetings each year.

None of our Directors received more than $10,000 of other compensation or benefits during the year, other than the statutory fees.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of our regulatory capital stock as of February 29, 2008, by each member that owns beneficially more than 5% of the outstanding shares of regulatory capital stock. Each member named has sole voting and investment power over the shares that member beneficially owns.

Name and Address of Member	Number of Shares Owned	% of Outstanding Shares of Regulatory Capital Stock
Flagstar Bank, FSB – Troy, Michigan	3,489,437	15.65
LaSalle Bank Midwest National Association – Troy, Michigan	3,341,095	14.99
Fifth Third Bank – Grand Rapids, Michigan	1,503,543	6.75
Citizens Bank – Flint, Michigan	1,232,293	5.53

Total	9,566,368	42.92

The majority of our directors are officers and/or directors of our financial institution members. The following table sets forth the financial institution members that have one of its officers and/or directors serving on our board of directors as of February 29, 2008:

Name of Member	Director Name	Number of Shares Owned by Member	% of Outstanding Shares of Regulatory Capital Stock
Flagstar Bank, FSB	Paul D. Borja	3,489,437	15.65
Thumb National Bank & Trust	Paul C. Clabuesch	11,418	0.05
Community Bank	Charles L. Crow	5,258	0.02
Irwin Union Bank & Trust	Gregory F. Ehlinger	413,238	1.85
Irwin Union Bank, FSB	Gregory F. Ehlinger	50,000	0.22
American Trust FSB	Robert F. Fix	17,511	0.08
First Bank Richmond, N.A	Robert F. Fix	90,162	0.40
Mason State Bank	Timothy P. Gaylord	23,744	0.11
First State Bank	James D. MacPhee	4,667	0.02
Kalamazoo County State Bank	James D. MacPhee	2,647	0.01
Greensfork Township State Bank	Michael F. Petrie	16,860	0.08
The Lafayette Life Insurance Company	Jeffrey A. Poxon	86,919	0.39
Lafayette Savings Bank, FSB	Jeffrey A. Poxon	39,973	0.18
Monroe Bank & Trust	John L. Skibski	130,858	0.59
Firstbank	Thomas R. Sullivan	8,700	0.04
Firstbank – West Michigan	Thomas R. Sullivan	15,143	0.07
Firstbank – Alma	Thomas R. Sullivan	14,561	0.07
Firstbank – Lakeview	Thomas R. Sullivan	13,477	0.06
Firstbank – St. Johns	Thomas R. Sullivan	1,257	0.01
Firstbank – West Branch	Thomas R. Sullivan	20,171	0.09
Keystone Community Bank	Thomas R. Sullivan	11,500	0.05

Total		4,467,501	20.04

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

Related Transactions

We have a Code of Conduct which requires all directors, officers and employees to disclose any related party interests, through ownership or family relationship. These disclosures are reviewed by our ethics officers and, where appropriate, our board of directors, to determine the potential for a conflict of interest. In the event of a conflict, appropriate action is taken which includes recusal of a director from the discussion and vote on a transaction in which the director has a related interest, removal of an employee from a project with a related party vendor, disqualification of related vendors from transacting business with the Bank, or requiring directors, officers or employees to divest their ownership interest in a related party. The ethics officers maintain records of all related party disclosures, and there have been no transactions involving directors, officers or employees of the Bank that would be required to be disclosed herein.

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

As of the date of this Report, we have 14 directors, 10 of whom were elected by our member institutions and four of whom were appointed by the Finance Board. None of our directors is an “inside” director. That is, none of our directors is a Bank employee or officer. Further, our directors are prohibited from personally owning stock or stock options in the Bank. Each of the elected directors, however, is a senior officer or director of an institution that is a member of the Bank that is encouraged to engage in transactions with us on a regular basis.

Finance Board Regulations Regarding Independence

The Finance Board director independence standards prohibit an individual from serving as a member of our Audit Committee if he or she has one or more disqualifying relationships with the Bank or our management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by the board are: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The board assesses the independence of each director under the Finance Board’s independence standards, regardless of whether he or she serves on the Audit Committee. As of March 15, 2008, each of our directors was independent under these criteria.

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

After applying the NYSE independence standards, the board determined that, as of March 15, 2008, directors Bradford, Hannigan, Logue, Long, Spoon, and Coady, our six appointed directors, are independent. Based upon the fact that each elected director is a senior officer or director of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution routinely engages in transactions with the Bank, and that such transactions occur frequently and are encouraged, the board determined that for the present time it would conclude that none of the elected directors meets the independence criteria under the NYSE independence standards.

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

The board has a standing Audit Committee comprised of seven directors, five of whom are elected and one appointed, with one vacancy to be filled by one of our new appointed directors. For the reasons noted above, the board determined that none of the current elected members of our Audit Committee is independent under the NYSE standards for audit committee members. The board determined that Mr. Long, the only appointed director who serves on the Audit Committee, is independent under the NYSE independence standards for audit committee members. As stated above, the board determined that each member of the Audit Committee is independent under the Finance Board’s standards applicable to our Audit Committee.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the aggregate fees billed to us for the years ended December 31, 2007, and 2006, by our external accounting firm, PricewaterhouseCoopers LLP ($ amounts in thousands):

	2007	2006
Audit fees	$584	$947
Audit-related fees	169	—

Total fees	$753	$947

Audit fees during the year ended December 31, 2007, were for professional services rendered in connection with the audit of our annual financial statements filed on Form 10-K, quarterly reviews of our financial statements filed on Form 10-Q and statutory reporting. Audit fees during the year ended December 31, 2006, were for professional services rendered in connection with the audit of our annual financial statements filed on Form 10-K, quarterly reviews of our financial statements filed on Form 10-Q, statutory reporting, services provided in connection with the restatement of our historical financial statements, services provided in connection with discussions with the SEC regarding the accounting treatment of certain transactions, and services relating to our registration with the SEC.

Audit-related fees for the year ended December 31, 2007, were for services related to the review of internal controls over financial reporting.

We did not have any other fees for the years ended December 31, 2007, and 2006.

We are exempt from all federal, state, and local taxation, except real estate taxes. Therefore, no tax fees were paid during the years ended December 31, 2007, or 2006.

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

Supplementary unaudited financial data for each full quarter within the two years ended December 31, 2007, and 2006, are included in the tables below ($ amounts in thousands).

	1st Quarter 2007	2nd Quarter 2007	3rd Quarter 2007	4th Quarter 2007
Total interest income	$615,462	$631,839	$675,612	$699,518
Total interest expense	568,096	584,305	624,174	638,954

Net interest income	47,366	47,534	51,438	60,564

Fees and other income	611	784	708	801
Net loss on trading security	—	—	—	—
Net gains (losses) on derivative and hedging activities	722	(3,405)	498	968
Operating expenses	(11,047)	(8,012)	(8,276)	(9,331)
Finance Board & Office of Finance	(819)	(787)	(738)	(930)
Other	(543)	(391)	(382)	(346)

Total net other income (expense)	(11,076)	(11,811)	(8,190)	(8,838)

Income Before Assessments	36,290	35,723	43,248	51,726
AHP	(3,161)	(3,077)	(3,719)	(4,411)
REFCORP	(6,626)	(6,529)	(7,906)	(9,463)

Total assessments	(9,787)	(9,606)	(11,625)	(13,874)

Net Income	$26,503	$26,117	$31,623	$37,852

	1st Quarter 2006	2nd Quarter 2006	3rd Quarter 2006	4th Quarter 2006
Total interest income	$535,977	$599,381	$629,185	$621,022
Total interest expense	480,785	546,815	580,770	572,194

Net interest income	55,192	52,566	48,415	48,828

Fees and other income	684	802	764	801
Net loss on trading security	(336)	(276)	(134)	(9)
Net gains (losses) on derivative and hedging activities	(648)	(2,236)	(324)	(677)
Operating expenses	(9,725)	(9,392)	(8,034)	(10,361)
Finance Board & Office of Finance	(753)	(832)	(759)	(616)
Other	(546)	(552)	(540)	(533)

Total net other income (expense)	(11,324)	(12,486)	(9,027)	(11,395)

Income Before Assessments	43,868	40,080	39,388	37,433
AHP	(3,616)	(3,287)	(3,309)	(3,246)
REFCORP	(8,050)	(7,359)	(7,216)	(6,837)

Total assessments	(11,666)	(10,646)	(10,525)	(10,083)

Net Income	$32,202	$29,434	$28,863	$27,350

Investments. Investment securities classified as held-to-maturity consisted of the following at December 31, 2007, and 2006:

Investment Securities

($ amounts in thousands, at carrying value)

	December 31,		December 2007 vs. December 2006
	2007	2006	Increase (decrease)	% change
State or local housing obligations	$3,720	$8,070	$(4,350)	(53.9)%
MBS & ABS	6,711,189	6,536,322	174,867	2.7%

Total investment securities	$6,714,909	$6,544,392	$170,517	2.6%

Our MBS and ABS investment portfolio consisted of the following categories of securities as of December 31, 2007, and December 31, 2006:

MBS & ABS

($ amounts in thousands, at carrying value)

	December 31, 2007		December 31, 2006
	$	%	$	%
MBS
Non-federal agency residential & GSE MBS	$6,367,879	94.8%	$6,021,487	92.2%
U.S. agency residential MBS	23,671	0.4%	41,145	0.6%
Commercial MBS	287,317	4.3%	432,124	6.6%

Total MBS	6,678,867	99.5%	6,494,756	99.4%

ABS
Home equity loans	4,973	0.1%	11,159	0.1%
Manufactured housing loans	27,349	0.4%	30,407	0.5%

Total asset-backed securities	32,322	0.5%	41,566	0.6%

Total MBS & ABS	$6,711,189	100.0%	$6,536,322	100.0%

Deposits

A summary of the average rates we paid on interest-bearing deposits greater than 10% of average total deposits is presented in the following table:

Deposits Outstanding

($ amounts in thousands)

	For the Year Ended December 31,
	2007	2006	2005
Interest-bearing overnight deposits
Average balance	$727,091	$964,858	$835,902
Average rate paid	4.99%	4.89%	3.16%
Interest-bearing demand deposits
Average balance	$94,854	$99,257 (1)	$116,222
Average rate paid	3.81%	4.19%	2.54%

(1)	The average balance on interest-bearing demand deposits did not exceed 10% of average total deposits at December 31, 2006.

We had no time certificates of deposit outstanding at December 31, 2007, 2006, or 2005.

Short-term Borrowings

A summary of our short-term borrowings for which the average balance outstanding exceeded 30% of capital as of and for the three years ended December 31, 2007, 2006, and 2005 is presented in the table below:

Short-term Borrowings

($ amounts in thousands)

	As of December 31,
	2007	2006	2005
Discount notes
Outstanding at period end	$22,171,485	$10,470,607	$9,366,878
Weighted average rate at period end	4.20%	5.09%	3.84%
Daily average outstanding for the period	$13,581,771	$8,845,511	$9,027,487
Weighted average rate for the period	4.97%	4.96%	3.08%
Highest outstanding at any month end	$22,171,485	$11,407,244	$11,726,856

AHP

The outstanding liability related to the AHP program is comprised of the following award components at December 31, 2007:

AHP

As of December 31, 2007

($ amounts in thousands)

Awards/Assessments Outstanding	Amount	% of Total
2007 Assessment to be awarded in 2008	$14,368	47.4%
2007 AHP awards remaining to be disbursed	8,595	28.4%
2007 Other set-aside programs remaining to be disbursed	1,983	6.5%
2006 AHP awards remaining to be disbursed	4,232	14.0%
2005 and 2004 and 2003 AHP awards remaining to be disbursed	1,121	3.7%
Uncommitted AHP funds	1	0.0%

Total awards/assessments outstanding	$30,300	100.0%

Key Ratios

The following are key ratios that are commonly used by our management and our regulator to measure our performance:

Key Ratios

	Year Ended December 31,
	2007	2006	2005
Net Income to average assets	0.24%	0.25%	0.33%
Return on average equity	5.87%	5.39%	6.86%
Total average equity to average assets	4.10%	4.59%	4.85%
Dividend payout ratio(1)	70.87%	84.05%	57.98%

(1)	The dividend payout ratio is calculated by dividing dividends declared and paid by Net Income.

(b) Exhibits

The exhibits to this annual report on Form 10-K are listed in the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

By:	/s/ MILTON J. MILLER II
Milton J. Miller II President – Chief Executive Officer (Principal Executive Officer)

Date: March 24, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below:

Signature	Title	Date

/S/ MILTON J. MILLER II Milton J. Miller II (Principal Executive Officer)	President – Chief Executive Officer	March 24, 2008

/S/ PAUL J. WEAVER Paul J. Weaver (Principal Financial Officer)	Senior Vice President – Chief Accounting Officer	March 24, 2008

/S/ PAUL C. CLABUESCH Paul C. Clabuesch	Chairman of the Board of Directors	March 24, 2008

/S/ CHARLES L. CROW Charles L. Crow	Vice-chairman of the Board of Directors	March 24, 2008

/S/ PAUL D. BORJA Paul D. Borja	Director	March 24, 2008

/S/ JONATHAN P. BRADFORD Jonathan P. Bradford	Director	March 24, 2008

/S/ GREGORY F. EHLINGER Gregory F. Ehlinger	Director	March 24, 2008

/S/ ROBERT F. FIX Robert F. Fix	Director	March 24, 2008

/S/ TIMOTHY P. GAYLORD Timothy P. Gaylord	Director	March 24, 2008

/S/ MICHAEL J. HANNIGAN, JR. Michael J. Hannigan, Jr.	Director	March 24, 2008

Signature	Title	Date

/S/ JAMES L. LOGUE, III James L. Logue, III	Director	March 24, 2008

/S/ ROBERT D. LONG Robert D. Long	Director	March 24, 2008

/S/ JAMES D. MACPHEE James D. MacPhee	Director	March 24, 2008

/S/ MICHAEL F. PETRIE Michael F. Petrie	Director	March 24, 2008

/S/ JEFFREY A. POXON Jeffrey A. Poxon	Director	March 24, 2008

/S/ MICHAEL H. PRICE Michael H. Price	Director	March 24, 2008

/S/ JOHN L. SKIBSKI John L. Skibski	Director	March 24, 2008

/S/ ELLIOT A. SPOON Elliot A. Spoon	Director	March 24, 2008

/S/ THOMAS R. SULLIVAN Thomas R. Sullivan	Director	March 24, 2008

Federal Home Loan Bank of Indianapolis

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

the Federal Home Loan Bank of Indianapolis:

In our opinion, the accompanying statements of condition and the related statements of income, of capital and of cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Indianapolis (the “Bank”) at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Indianapolis, Indiana

March 21, 2008

Federal Home Loan Bank of Indianapolis

Statements of Condition ($ and share amounts in thousands, except par value)

	December 31,
	2007	2006
Assets
Cash and due from banks (Note 3)	$7,255	$15,022
Interest-bearing deposits	1,660,000	394,081
Federal funds sold, members and non-members	11,261,000	7,324,000
Held-to-maturity securities (a) (Note 6), members and non-members	6,714,909	6,544,392
Advances to members (Note 7)	26,769,633	22,282,257
Mortgage loans held for portfolio, net (Note 8)	9,396,757	10,020,670
Accrued interest receivable	193,552	136,309
Premises, software, and equipment, net	9,578	10,584
Derivative assets (Note 9)	3,625	99,482
Other assets	40,142	42,107

Total assets	$56,056,451	$46,868,904

Liabilities and Capital
Deposits (Note 10)
Interest-bearing deposits	$565,789	$907,718
Non-interest-bearing deposits	1,279	12,225

Total deposits	567,068	919,943

Consolidated obligations, net (Note 11)
Discount notes	22,171,485	10,470,607
CO Bonds	30,253,735	32,843,983

Total consolidated obligations, net	52,425,220	43,314,590

Accrued interest payable	318,528	383,627
AHP (Note 12)	30,300	26,366
Payable to REFCORP (Note 13)	9,463	6,838
Derivative liabilities (Note 9)	296,214	63,370
Mandatorily redeemable capital stock (Note 14)	163,469	151,332
Other liabilities	47,257	48,124

Total liabilities	53,857,519	44,914,190

Commitments and contingencies (Note 7,9,11,12,14,15,18)

Capital (Note 14)
Capital stock-Class B-1 putable ($100 par value) issued and outstanding shares: 20,029 in 2007 and 17,935 in 2006	2,002,862	1,793,511
Capital stock-Class B-2 putable ($100 par value) issued and outstanding shares: 0.01 in 2007 and 0.01 in 2006	1	1

Total Capital stock putable ($100 par value) issued and outstanding shares: 20,029.01 shares in 2007 and 17,935.01 shares in 2006	2,002,863	1,793,512
Retained earnings	202,111	166,622
Accumulated other comprehensive income (loss) (Note 15)	(6,042)	(5,420)

Total capital	2,198,932	1,954,714

Total liabilities and capital	$56,056,451	$46,868,904

(a)	Fair values: $6,628,314 and $6,403,454 at December 31, 2007, and 2006, respectively.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis

Statements of Income ($ amounts in thousands)

	For the Year Ended December 31,
	2007	2006	2005
Interest Income
Advances to members	$1,243,386	$1,175,003	$941,731
Prepayment fees on Advances, net	1,931	2,836	2,039
Interest-bearing deposits, members and non-members	73,968	48,879	13,276
Federal funds sold, members and non-members	486,289	337,200	86,466
Trading security	—	1,316	4,308
Available-for-sale securities, includes interest on investments in other Federal Home Loan Bank CO Bonds of $0, $0, and $7,855	—	—	31,852
Held-to-maturity securities, members and non-members	306,972	310,789	278,637
Mortgage loans held for portfolio	509,793	509,528	441,308
Loans to other Federal Home Loan Banks	92	14	73

Total interest income	2,622,431	2,385,565	1,799,690

Interest Expense
Discount notes	674,657	439,173	278,082
CO Bonds	1,690,434	1,681,888	1,265,674
Deposits	43,219	56,089	30,652
Borrowings from other Federal Home Loan Banks	1	38	26
Mandatorily redeemable capital stock	7,216	3,274	1,543
Other borrowings	2	102	—

Total interest expense	2,415,529	2,180,564	1,575,977

Net Interest Income	206,902	205,001	223,713

Other Income (Loss)
Service fees	1,341	1,424	1,495
Net loss on trading security	—	(755)	(4,499)
Net realized gains from sale of available-for-sale securities	—	—	19,621
Net gains (losses) on derivatives and hedging activities	(1,217)	(3,885)	6,651
Other, net	1,563	1,627	1,687

Total other income (loss)	1,687	(1,589)	24,955

Other Expense
Compensation and benefits	27,419	27,405	25,420
Other operating expenses	9,247	10,107	10,455
Finance Board	1,560	1,556	1,579
Office of Finance	1,714	1,404	1,413
Other	1,662	2,171	1,946

Total other expense	41,602	42,643	40,813

Income Before Assessments	166,987	160,769	207,855

Assessments
AHP	14,368	13,458	17,125
REFCORP	30,524	29,462	38,146

Total assessments	44,892	42,920	55,271

Net Income	$122,095	$117,849	$152,584

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis

Statements of Capital ($ amounts and shares in thousands)

	Capital Stock Class B-1 Putable		Capital Stock Class B-2 Putable		Retained Earnings	Accumulated Other Comprehensive Income	Total Capital
	Shares	Par Value	Shares	Par Value
Balance, December 31, 2004	20,169	$2,016,931	—	$—	$84,995	$41,565	$2,143,491
Proceeds from sale of capital stock	1,256	125,635					125,635
Repurchase/redemption of capital stock	(156)	(15,697)					(15,697)
Net shares reclassified to mandatorily redeemable capital stock	(132)	(13,189)					(13,189)
Comprehensive income
Net Income					152,584		152,584
Other comprehensive income
Net unrealized losses on available-for-sale securities						(24,146)	(24,146)
Reclassification adjustment for losses included in net income relating to available-for-sale securities						(19,621)	(19,621)
Pension and postretirement benefits						(5)	(5)

Total comprehensive income (loss)					152,584	(43,772)	108,812

Mandatorily redeemable capital stock distributions					(98)		(98)
Dividends on capital stock
Cash (4.37%)					(45,721)		(45,721)
Stock (4.25%)	427	42,746			(42,746)		—

Balance, December 31, 2005	21,564	$2,156,426	—	$—	$149,014	$(2,207)	$2,303,233
Proceeds from sale of capital stock	539	53,923					53,923
Repurchase/redemption of capital stock	(2,518)	(251,805)					(251,805)
Net shares reclassified to mandatorily redeemable capital stock	(1,650)	(165,032)					(165,032)
Transfers of capital stock	—	(1)	—	1			—
Comprehensive income
Net Income					117,849		117,849
Other comprehensive income
Pension and postretirement benefits						(1,389)	(1,389)

Total comprehensive income (loss)					117,849	(1,389)	116,460

Mandatorily redeemable capital stock distributions					(1,187)		(1,187)
Adjustment to initially apply SFAS 158 (Note 15)						(1,824)	(1,824)
Dividends on capital stock
Cash (4.75%)					(99,054)		(99,054)

Balance, December 31, 2006	17,935	$1,793,511	—	$1	$166,622	$(5,420)	$1,954,714
Proceeds from sale of capital stock	2,217	221,623	—	—			221,623
Repurchase/redemption of capital stock	—	—	—	—			—
Net shares reclassified to mandatorily redeemable capital stock	(123)	(12,272)	—	—			(12,272)
Comprehensive income
Net Income					122,095		122,095
Other comprehensive income
Pension and postretirement benefits						(622)	(622)

Total comprehensive income (loss)					122,095	(622)	121,473

Mandatorily redeemable capital stock distributions					(74)		(74)
Dividends on capital stock
Cash (4.62%)					(86,532)		(86,532)

Balance, December 31, 2007	20,029	$2,002,862	—	$1	$202,111	$(6,042)	$2,198,932

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis

Statements of Cash Flows ($ amounts in thousands)

	For the Year Ended December 31,
	2007	2006	2005
Operating Activities
Net Income	$122,095	$117,849	$152,584

Adjustments to reconcile Net income to net cash provided by (used in) operating activities
Depreciation and amortization
Net premiums and discounts on consolidated obligations	67,046	17,423	(14,990)
Net premiums and discounts on investments	(11,463)	(13,233)	(10,843)
Net premiums and discounts on mortgage loans	5,442	7,324	11,496
Concessions on CO bonds	8,558	7,224	7,480
Fees on derivatives, included as a component of derivative value	(6,283)	(5,956)	(6,984)
Net deferred (gain) loss on derivatives	(173)	(146)	(135)
Premises, software, and equipment	1,429	1,362	1,464
Other fees and amortization	2,248	1,733	6,370
Non-cash interest on mandatorily redeemable capital stock	—	—	571
Net realized gain from available-for-sale securities	—	—	(19,621)
Net realized loss on disposal of premises, software, and equipment	13	6	—
(Gain) loss due to change in net fair value adjustment on derivative and hedging activities	(935)	2,440	(36,645)
Net change in:
Trading security	—	43,385	45,147
Accrued interest receivable	(57,243)	(17,153)	(9,329)
Net derivatives—net accrued interest	30,067	(18,944)	(59,097)
Other assets	138	(4,982)	(47)
Affordable Housing Program liability and discount on AHP Advances	3,934	(978)	3,965
Accrued interest payable	(65,099)	55,305	84,027
Payable to REFCORP	2,625	(193)	7,031
Other liabilities	(1,490)	(6,241)	11,454

Total adjustments	(21,186)	68,376	21,314

Net cash provided by (used in) operating activities	100,909	186,225	173,898

Investing Activities
Net change in:
Interest-bearing deposits, members and non-members	(1,265,919)	520,231	(403,667)
Federal funds sold, members and non-members	(3,937,000)	(2,669,000)	(1,375,000)
Premises, software, and equipment	(436)	(775)	(1,002)
Held-to-maturity securities:
Proceeds from maturities of long-term held-to-maturity securities, members and non-members	992,738	1,031,533	1,465,263
Purchases of long-term held-to-maturity securities, members and non-members	(1,151,792)	(742,812)	(2,205,249)
Available-for-sale securities:
Proceeds from sales of available-for-sale securities, non-members	—	—	945,019
Proceeds from maturities of available-for-sale securities, non-members	—	—	136,015
Advances to members:
Principal collected on Advances	80,015,013	89,061,317	48,593,259
Advances made	(84,049,075)	(85,521,211)	(49,575,877)
Mortgage loans held for portfolio:
Principal collected	1,087,164	1,138,055	1,543,291
Mortgage loans purchased	(467,446)	(1,633,037)	(3,321,781)
Other Federal Home Loan Banks:
Principal collected on loans to other Federal Home Loan Banks	628,000	100,000	945,000
Loans to other Federal Home Loan Banks	(628,000)	(100,000)	(945,000)

Net cash provided by (used in) investing activities	(8,776,753)	1,184,301	(4,199,729)

Federal Home Loan Bank of Indianapolis

Statements of Cash Flows ($ amounts in thousands)—Continued

	For the Year Ended December 31,
	2007	2006	2005
Financing Activities
Net change in:
Deposits	(352,875)	120,001	(79,475)
Net proceeds from issuance of consolidated obligations
Discount notes	992,128,801	852,747,689	756,511,475
CO Bonds	18,524,258	7,699,151	11,252,201
Payments for maturing and retiring consolidated obligations
Discount notes	(980,496,084)	(851,664,246)	(757,767,648)
CO Bonds	(21,270,905)	(9,940,225)	(5,961,500)
Other Federal Home Loan Banks:
Borrowings from other Federal Home Loan Banks	5,000	257,000	355,000
Maturities of borrowings from other Federal Home Loan Banks	(5,000)	(257,000)	(355,000)
Proceeds from issuance of capital stock	221,623	53,923	125,635
Payments for redemption of mandatorily redeemable capital stock	(209)	(58,461)	(544)
Payments for repurchase/redemption of capital stock	—	(251,805)	(15,697)
Cash dividends paid	(86,532)	(99,054)	(45,721)

Net cash provided by (used in) financing activities	8,668,077	(1,393,027)	4,018,726

Net decrease in cash and cash equivalents	(7,767)	(22,501)	(7,105)
Cash and cash equivalents at beginning of the year	15,022	37,523	44,628

Cash and cash equivalents at end of the year	$7,255	$15,022	$37,523

Supplemental Disclosures
Interest paid	$1,824,235	$1,653,903	$1,183,295
Affordable Housing Program payments, net	10,434	14,117	13,160
REFCORP payments	27,899	29,655	30,979

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

NOTES TO FINANCIAL STATEMENTS

These Notes to Financial Statements should be read in conjunction with the Statements of Condition as of December 31, 2007, and 2006 and the Statements of Income, Statements of Capital, and Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005.

Background Information

The Federal Home Loan Bank of Indianapolis (the “Bank”), a federally chartered corporation, is one of 12 district Federal Home Loan Banks. We serve the public by enhancing the availability of credit for residential mortgages and targeted community development. We provide a readily available, low-cost source of funds to our members. All federally-insured depository institutions and insurance companies that have a principal place of business located in Indiana or Michigan are eligible to become members of our Bank. We are a cooperative, which means that current members or their successors own nearly all of our outstanding capital stock and may receive dividends on their investment. Former members own the remaining capital stock to support capital plan requirements and business transactions still carried on our Statement of Condition. Regulated financial depositories and insurance companies engaged in residential housing finance may apply for membership. State and local housing authorities that meet certain statutory criteria may also borrow from the Bank. While eligible to borrow, housing authorities are not members of the Bank and, as such, are not required to hold capital stock.

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

As provided by the Federal Home Loan Bank Act of 1932 (the “Bank Act”), as amended, or Finance Board regulation, the Federal Home Loan Banks’ Consolidated Obligations (each, a “CO”), consisting of CO Bonds and Discount notes, are backed only by the financial resources of the Federal Home Loan Banks and are the primary source of funds for the Federal Home Loan Banks. Deposits, other borrowings, and capital stock issued to members are also sources of funds. We primarily use these funds to provide Advances to members, to purchase loans from members through our Mortgage Purchase Program (“MPP”), and to maintain liquidity. We also provide member institutions with correspondent services, such as wire transfer, security safekeeping, and settlement.

Note 1—Significant Accounting Policies

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

Investment Securities. These investment securities were issued by non-member counterparties, or affiliates of members or former members who still own our capital stock.

We carry investments for which we have both the ability and intent to hold to maturity at amortized cost. Amortization of premiums and accretion of discounts is recognized using the level-yield method.

We classify investments acquired for purposes of liquidity and asset/liability management as trading and carry them at fair value. We record changes in the fair value of these investments through Other income as Net loss on trading securities. However, we do not participate in speculative trading practices and may hold these investments for an extended period of time as management periodically evaluates its liquidity needs. We did not have any investments classified as trading at December 31, 2007, or 2006.

We classify certain investments, including investment securities purchased from non-member counterparties or other Federal Home Loan Banks, which we may sell before maturity, as available-for-sale and carry them at fair value. Unrealized holding gains and losses are reported in Accumulated other comprehensive income (loss). For available-for-sale securities that have been hedged and qualify as a fair value hedge, we record the portion of the change in value related to the risk being hedged in Other income (loss) as Net gains (losses) on derivatives and hedging activities together with the related change in the fair value of the derivative, and record the remainder of the change in the fair value of the investments in Accumulated other comprehensive income (loss) as Net unrealized gains on available-for-sale securities. For available-for-sale securities that do not qualify as fair value hedges, we record the total amount of unrealized gain or loss on the security in Accumulated other comprehensive income (loss). We did not have any investments classified as available-for-sale at December 31, 2007, or 2006.

Under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, (“SFAS 115”) changes in circumstances may cause us to change our intent to hold a certain security to maturity without calling into question our intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a held-to-maturity security due to certain changes in circumstances such as evidence of significant deterioration in the issuer’s creditworthiness or changes in regulatory requirements is not considered to be inconsistent with its original classification. Other events that are isolated, non-recurring, and unusual for our Bank that could not have been reasonably anticipated may cause us to sell or transfer a held-to-maturity security without necessarily calling into question our intent to hold other debt securities to maturity. For the years ended December 31, 2007, 2006, and 2005, there were no sales or transfers of held-to-maturity securities.

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

We amortize premiums and accrete discounts on mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”) on an individual instrument level using the retrospective level-yield method over the estimated cash flows of the securities. This method requires a retrospective adjustment of the effective yield each time we change the estimated cash flows as if the new estimate had been known since the original acquisition date of the securities.

We recognize gains and losses on sales of investment securities using the specific identification method and include these gains and losses in Other income (loss). We regularly evaluate outstanding held-to-maturity investments for changes in fair value and record an impairment loss when a decline in fair value is deemed to be other-than-temporary. An investment is considered for impairment if the fair value of the investment is less than its amortized cost. After the investment is determined to be impaired, we evaluate whether this decline in value is other-than-temporary. When evaluating whether the impairment is other-than-temporary, we take into consideration whether or not we expect to receive all of the investment’s contractual cash flows based on factors that include, but are not limited to: the creditworthiness of the issuer (i.e., rating agency actions) and the underlying collateral; the length of time and extent that fair value has been less than amortized cost; and whether we have the intent and ability to hold the investment for a sufficient amount of time to recover the unrealized losses. We may also evaluate the issuer’s business and financial outlook, as well as broader industry and sector performance indicators.

If there is an other-than-temporary impairment in value of an investment, the decline in value is recognized as a loss and presented in the Statement of Income as Other expense. We have not experienced any other-than-temporary impairment in value of any investment during 2007, 2006, or 2005.

Advances. We carry loans to members, called Advances, net of unearned commitment fees, discounts and premiums on Advances, discounts on Advances related to the Affordable Housing Program (“AHP”), and the impact of hedge accounting. We amortize the premiums and accrete the discounts on Advances, on an individual instrument basis, to Interest income using the level-yield method. We credit interest on Advances to income as earned. Following the requirements of the Bank Act, we obtain sufficient collateral on Advances to protect us from losses. The Bank Act limits eligible collateral to certain investment securities, residential mortgage loans, cash or deposits with our Bank, and other eligible real estate-related assets. As Note 7 more fully describes, community financial institutions (“CFIs”) (Federal Deposit Insurance Corporation (“FDIC”)-insured institutions with average assets over the preceding three-year period of $599 million or less during 2007) are eligible to utilize expanded statutory collateral rules that include secured small business and agricultural loans and securities representing a whole interest in such secured loans. We have not incurred any credit losses on Advances since our inception. Based upon the collateral held as security for the Advances and the repayment history of our Advances, management believes that an allowance for credit losses on Advances is unnecessary at December 31, 2007, and 2006.

Mortgage Loans Held in Portfolio. We offer the MPP to our members under which we invest in Federal Housing Administration (“FHA”) and conventional and conforming residential mortgage loans purchased directly from participating members. We classify mortgage loans as held for portfolio and, accordingly, report them at their principal amount outstanding, net of unamortized premiums and discounts, and unamortized hedge basis adjustments. We manage the liquidity and interest rate risk of the loans.

To provide credit enhancement on conventional loans originated or acquired by a seller (i.e., a member), the seller funds a lender risk account (“LRA”) over time to cover, at a minimum, the expected losses. This account is established to conform to a regulation established by the Finance Board for all conventional MPP mortgage purchases. The Finance Board regulation stipulates that we are allowed to purchase loans from the member that have been credit-enhanced to the equivalent of an AA credit rating. In order to comply with this regulation, we evaluate the proposed conventional mortgages to be sold to determine the amount of expected losses that will occur. The expected losses are used to determine the amount to be deposited into the LRA, and these funds are used to offset any losses that may occur. Funds not needed to absorb losses are paid to the selling members over a period of time established at the time of a Master Commitment Contract that governs the sale of loans in the program. No LRA is required after eleven years. This period was determined upon establishment of the program after reviewing the requirements of the supplemental mortgage insurance (“SMI”) providers, and looking at the lower default rates and increased equity for seasoned loans after such length of time. The amount to be deposited monthly to an LRA, which ranges from 0.07% to 0.10% per annum of the outstanding balance of the pool, is established at the time the seller enters into a Master Commitment Contract, and is based on the size of the pool and the expected credit quality of the loans to be purchased. LRA funds are available to cover credit losses on any loan in the original master commitment pool. The minimum LRA balance required before funds can be returned to the seller ranges from 0.30% to 1.20% of the outstanding balance of the loans in the pool. This amount is also established in the Master Commitment Contract and varies with the size of the pool and the overall credit quality of the loans. If the LRA balance reaches the minimum requirement, any funds in excess of the required amount will be returned to the seller monthly. The LRA is recorded in Other liabilities and totaled $21,090,000 and $17,999,000 at December 31, 2007, and 2006, respectively.

In addition to the expected losses covered by the LRA, the member selling conventional loans is required to purchase SMI and to designate the Bank as the beneficiary as an enhancement to cover losses over and above losses covered by the LRA. The LRA and the SMI are calculated to provide, at a minimum, the equivalent of an AA credit rating.

We defer and amortize mortgage loan premiums and discounts paid to and received from our participating members, and hedge basis adjustments on a pooled loan basis using the level-yield retrospective method over the estimated cash flows of the related mortgage loans. Actual prepayment experience and estimates of future principal prepayments are used in calculating the estimated cash flows of the mortgage loans. We aggregate the mortgage loans by similar characteristics (i.e., type, maturity, note rate, and acquisition date) in determining prepayment estimates. The level-yield method requires a retrospective adjustment each time we change the estimated prepayment amounts so that it is as if the new estimate had been known since the original acquisition date of the assets.

We receive payments on either a scheduled/scheduled or an actual/actual basis. Under the scheduled/scheduled option we receive scheduled monthly principal and interest from the servicer regardless of whether the mortgagee is making payments to the servicer. Under actual/actual servicing agreements the servicers remit payments as they are received from the borrowers.

For loans purchased on an actual/actual basis, we place all conventional loans on nonaccrual status when, using current information and events, we determine we will be unable to collect all principal and interest contractually due under the loan agreement. Loans remain on non-accrual status until the past due status has been remedied. An FHA loan, regardless of being serviced on a scheduled/scheduled or actual/actual basis, is not placed on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due because of the U.S. government guarantee of the loan and contractual obligation of the loan servicer for loans serviced on a scheduled/scheduled basis.

We base the allowance for credit losses on management’s estimate of credit losses inherent in our mortgage loan portfolio as of the Statement of Condition date after consideration of the estimated liquidation value of collateral held, the LRA, and SMI. Actual losses are first covered by primary mortgage insurance, followed by the member’s funded LRA and SMI policy. We perform quarterly reviews of our portfolio by using both a specific analysis that includes consideration of various data observations such as current performance, loan portfolio characteristics, collateral valuations, the member’s credit enhancement through the LRA and SMI coverage, recorded claims against LRA coverage, and creditworthiness of mortgage insurers as well as a general analysis that includes consideration of industry data, and prevailing economic conditions.

As a result of this analysis, we have determined that each member’s obligation for losses and the mortgage insurance coverage exceeds the inherent losses in the portfolio. Should we experience actual losses in excess of the credit enhancement provided by the LRA and SMI, these would be recognized credit losses for financial reporting purposes. Since the inception of the MPP, we have not experienced any loss on the MPP portfolio, and no losses are anticipated at this time. Accordingly, no allowance for loan losses is considered necessary at December 31, 2007, and 2006.

Our policy is to charge-off a loan against our loan loss allowance, if any, when, after foreclosure, the liquidation value of the real estate collateral plus expected recovery under the LRA or SMI policy does not cover our mortgage loan balance outstanding, or when an estimated or known loss exists.

Premises, Software, and Equipment. We record premises, software, and equipment at cost, less accumulated depreciation and amortization. Our accumulated depreciation and amortization was $13,005,000 and $11,711,000, at December 31, 2007, and 2006, respectively. We compute depreciation using the straight-line method over the estimated useful lives of relevant assets as follows:

Class of Assets	Estimated Life
Automobiles	1-4 years
Computer hardware and software	5 years
Equipment	8 years
Furniture	10 years
Building	40 years

We amortize leasehold improvements using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining term of the lease. We capitalize improvements and major renewals, but expense ordinary maintenance and repairs when incurred. Depreciation and amortization expense was $1,429,000, $1,362,000, and $1,464,000, for the years ended December 31, 2007, 2006, and 2005, respectively. We include any gain or loss on disposal of premises, software, and equipment in Other income (loss). The Net realized loss on disposal of premises, software, and equipment was $(13,000), $(6,000), and $0 for the years ended December 31, 2007, 2006, and 2005, respectively.

Derivatives. Accounting for derivatives is addressed in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivatives Instruments and Hedging Activities – Deferral of Effective Date of FASB Statement No. 133, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 133”). All derivatives are recognized in the Statement of Condition at their fair values and designated as one of the following:

(1)	a hedge of the fair value of a recognized asset or liability (a “fair value” hedge);

(2)	a non-qualifying hedge of an asset or liability (an “economic” hedge) for asset/liability management purposes; or,

(3)	a non-qualifying hedge of another derivative (an “intermediation” hedge) that is offered as a product to members or used to offset other derivatives with non-member counterparties.

Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in Other Income (Loss) as Net gains (losses) on derivatives and hedging activities.

An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities, or firm commitments that does not qualify or was not designated for hedge accounting, but is an acceptable hedging strategy under our risk management program. These economic hedging strategies also comply with Finance Board regulatory requirements prohibiting speculative derivative transactions. An economic hedge introduces the potential for earnings variability caused by the changes in fair value on the derivatives that are recorded in our income but not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments. As a result, we recognize only the net interest and the change in fair value of these derivatives in Other Income (Loss) as Net gains (losses) on derivatives and hedging activities with no offsetting fair value adjustments for the assets, liabilities, or firm commitments. Cash flows associated with such stand-alone derivatives (derivatives not qualifying as a hedge) are reflected as cash flows from operating activities in the Statement of Cash Flows.

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

If hedging relationships meet certain criteria specified in SFAS 133, they are eligible for hedge accounting and the offsetting changes in fair value of the hedged items may be recorded in earnings. The application of hedge accounting generally requires us to evaluate the effectiveness of the hedging relationships on an upfront and ongoing basis and to calculate the changes in fair value of the derivatives and related hedged items independently. This is known as the “long-haul” method of accounting. Transactions that meet more stringent criteria qualify for the “short-cut” method of hedge accounting in which an assumption can be made that the change in fair value of a hedged item exactly offsets the change in value of the related derivative.

Derivatives are typically executed at the same time as the hedged Advances or COs and we designate the hedged item in a qualifying hedge relationship as of the trade date. In many hedging relationships, we may designate the hedging relationship upon its commitment to disburse an Advance or trade a CO in which settlement occurs within the shortest period of time possible for the type of instrument based on market settlement conventions. We define market settlement conventions for Advances as five business days or less and for COs as thirty calendar days or less, using a next business day convention. We record the changes in fair value of the derivative and the hedged item beginning on the trade date. When the hedging relationship is designated on the trade date and the fair value of the derivative is zero on that date, we consider the paragraph 68b criteria within SFAS 133 for applying the short-cut method to be met, provided all the other criteria of SFAS 133 paragraph 68 are also met.

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

We discontinue hedge accounting prospectively when: (1) we determine that the derivative is no longer effective in offsetting changes in the fair value of a hedged item (including hedged items such as firm commitments or forecasted transactions); (2) the derivative and/or the hedged item expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur in the originally expected period; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) we determine that designating the derivative as a hedging instrument in accordance with SFAS 133 is no longer appropriate.

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

We review all contracts that do not in their entirety meet the definition of a derivative instrument, including CO Bonds and Advances, for embedded derivatives. Embedded derivatives require separation from their host contract (the CO Bond or Advance instrument without the impact of the embedded derivative) if it is determined they are not clearly and closely related to the host contract. If separated, each derivative is evaluated, measured, and accounted for as a stand alone derivative instrument in the financial statements.

Mandatorily Redeemable Capital Stock. In accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”), although there has been no change in shareholders’ rights related to capital stock redemption requests, we reclassify the stock subject to redemption from equity to liability after a member exercises a written redemption request and attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership, since the member shares will then meet the definition of a mandatorily redeemable financial instrument. Member shares meeting this definition are reclassified to a liability at fair value. Dividends declared on member shares classified as a liability in accordance with SFAS 150 are accrued at the expected dividend rate and reflected as Interest expense in the Statement of Income. The repayment of these mandatorily redeemable financial instruments will be reflected as cash outflows in the Financing Activities section of the Statement of Cash Flows once settled. If a member cancels its written notice of redemption or notice of withdrawal, we will reclassify mandatorily redeemable capital stock from a liability to equity in accordance with SFAS 150. After the reclassification, dividends on the capital stock will no longer be classified as interest expense.

Prepayment Fees. We charge a member a prepayment fee when the member prepays certain Advances before the original maturity. We record prepayment fees, net of hedge basis adjustments included in the book value of the Advance, as Prepayment fees on Advances, net in the Interest Income section of the Statement of Income. In cases in which we fund a new Advance concurrent with, or within a short period of time after, an existing prepaying Advance, we evaluate whether the new Advance meets the accounting criteria to qualify as a modification of an existing Advance based on guidance in Emerging Issues Task Force (“EITF”) 01-07, Creditor’s Accounting for a Modification or Exchange of Debt Instruments.

If the new Advance, including an Advance in a hedging relationship, qualifies as a modification of the existing Advance, the net prepayment fee on the prepaid Advance is deferred, recorded in the basis of the modified Advance, and amortized over the life of the modified Advance using the level-yield method. This amortization is recorded as Advances to members in the Interest Income section of the Statement of Income. If we determine that a new Advance does not qualify as a modification of an existing Advance that is prepaid, it is treated as a new Advance. We record the net fees on the prepaid Advance as Prepayment fees on Advances, net in the Interest Income section of the Statement of Income.

Commitment Fees. We record annual commitment fees for standby letters of credit when we receive the fees. Based upon past experience, we believe that the likelihood of a loss related to a standby letter of credit is remote.

Concessions on Consolidated Obligations. We defer and amortize, using the level-yield method, on an individual instrument basis, the amounts paid to dealers in connection with the sale of CO Bonds over the term to maturity of the CO Bonds. The Office of Finance prorates the amount of the concession to us based upon the percentage of the debt issued that is assumed by our Bank. Unamortized concessions were $13,844,000 and $15,670,000 at December 31, 2007, and 2006, respectively, and are included in Other assets. Amortizations of such concessions are included in CO Bonds Interest Expense and totaled $8,558,000, $7,224,000, and $7,480,000 in 2007, 2006, and 2005, respectively. We defer and amortize, using the level-yield method, the concessions applicable to the sale of Discount notes over the term to maturity. These amounts are recorded as Discount notes Interest Expense in the Statement of Income.

Discounts and Premiums on Consolidated Obligations. We accrete the discounts on Discount notes to expense on an individual instrument basis using the level-yield method over the term of the related notes. We accrete the discounts and amortize the premiums on CO Bonds to CO Bonds Interest Expense using the level-yield method over the term to maturity of the CO Bond.

Employee Benefit Plans. We record the periodic benefit cost associated with our employee retirement plans and our contributions associated with our defined contribution plans as Compensation and benefits in the Statement of Income. Our obligation under these plans is recorded in Other liabilities. Our non-qualified benefit plans are unfunded; however, we maintain rabbi trusts to fund our supplemental executive retirement, supplemental executive thrift, and directors’ deferred compensation plans. The securities in these trusts are recorded as a component of Other assets. The unrealized gains and losses on these securities are netted with the costs of the benefit plans in Compensation and benefits in the Statement of Income.

Finance Board and Office of Finance Expenses. We are assessed for our proportionate share of the costs of operating the Finance Board, our primary regulator, and the Office of Finance, which manages the sale of Consolidated Obligations. The Finance Board allocates its operating and capital expenditures to the Federal Home Loan Banks based on each Federal Home Loan Bank’s percentage of total combined regulatory capital plus Retained earnings. The Office of Finance allocates its operating and capital expenditures based on each Federal Home Loan Bank’s percentage of Capital stock, percentage of COs issued, and percentage of COs outstanding.

Other Expenses. We classify third party volume-related mortgage loan costs as Other expenses. These expenses include mortgage master servicing and quality assurance fees.

AHP. The Bank Act requires each Federal Home Loan Bank to establish and fund an Affordable Housing Program. We charge the required funding for AHP to earnings and establish a liability. The AHP funds provide subsidies in the form of direct grants to members that use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. We issue AHP Advances to members at interest rates below the customary interest rate for non-subsidized Advances. When we make an AHP Advance, the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP Advance rate and our related cost of funds for comparable maturity funding is charged against the AHP liability and recorded as a discount on the AHP Advance. The discount on AHP Advances is accreted to interest income on advances using a level-yield methodology over the life of the Advance.

REFCORP. Although we are exempt from ordinary Federal, state, and local taxation, except for local real estate tax, we are required to make quarterly payments to the Resolution Funding Corporation (“REFCORP”) to pay toward interest on bonds issued by REFCORP. We recognize the REFCORP expense on an accrual basis based on the Bank’s operating performance.

Estimated Fair Values. Many of our financial instruments lack an available trading market characterized by transactions between a willing buyer and a willing seller engaging in an exchange transaction. Therefore, we use pricing services and/or internal models employing significant estimates and present-value calculations when disclosing estimated fair values.

Cash Flows. In the Statement of Cash Flows, we consider Cash and due from banks as cash equivalents because of their highly liquid nature. Federal funds sold, members and non-members and Interest-bearing deposits, members and non-members are not treated as Cash and cash equivalents for purposes of the Statement of Cash Flows but instead are treated as short-term investments and are reflected in the Investing Activities section of the Statement of Cash Flows.

Reclassifications. Certain amounts in the 2006 and 2005 financial statements have been reclassified to conform to the 2007 presentation. The amounts presented as Fees on derivatives in the operating section of the Statement of Cash Flows were originally reported in Net change in Net derivatives – net accrued interest in 2005.

Note 2—Recently Issued Accounting Standards & Interpretations

SFAS 155. On February 16, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (“SFAS 155”), which resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets (“DIG Issue D1”). SFAS 155 amends SFAS 133 to simplify the accounting for certain derivatives embedded in other financial instruments (a hybrid financial instrument) by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise required bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in DIG Issue D1. SFAS 155 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a replacement of FASB Statement 125 (“SFAS 140”) to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006, (January 1, 2007, for the Bank), with earlier adoption allowed. Our adoption of SFAS 155 at January 1, 2007, did not have a material impact on our results of operations or financial condition.

SFAS 157. On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). In defining fair value, SFAS 157 retains the exchange price notion in earlier definitions of fair value. However, the definition focuses on the price that would be received to sell an asset or paid to transfer a liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 applies whenever other accounting pronouncements require or permit fair value measurements. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 also establishes a fair value hierarchy that prioritizes the information used to develop assumptions used to determine the exit price. SFAS 157 establishes valuation techniques that are used to measure fair value. To increase consistency and comparability in fair value measurements and related disclosures, the fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

•	Level 1—quoted prices in active markets for identical assets or liabilities,

•	Level 2—directly or indirectly observable inputs other than quoted prices, and

•	Level 3—unobservable inputs.

SFAS 157 requires disclosures detailing (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value, and (3) the effect of fair value measurements on earnings, as applicable. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Bank) and interim periods within those fiscal years, with early adoption permitted provided the entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. Our adoption of SFAS 157 did not have an impact on our Retained earnings balance at January 1, 2008.

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

SFAS 159. On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007, (January 1, 2008, for the Bank). We did not elect the fair value option provided by SFAS 159 for any financial assets or liabilities upon our adoption of SFAS 159 on January 1, 2008. As such, the adoption of SFAS 159 did not have a material impact on our results of operations and financial condition. Further, we have not elected the fair value option for any financial assets or liabilities at any point subsequent to our adoption of SFAS 159.

FSP FIN 39-1, Amendment of FASB Interpretation No. 39. On April 30, 2007, the FASB issued FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”). FSP FIN 39-1 permits an entity to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement. Under FSP FIN 39-1, the receivable or payable related to cash collateral may not be offset if the amount recognized does not represent or approximate fair value or arises from instruments in a master netting arrangement that are not eligible to be offset. The decision whether to offset such fair value amounts represents an elective accounting policy decision that, once elected, must be applied consistently. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008, for the Bank), with earlier application permitted. An entity should recognize the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. Upon adoption of FSP FIN 39-1, an entity is permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements.

Using the balances reported at December 31, 2007, our adoption of FSP FIN 39-1 had the following impact on the Statement of Condition as of January 1, 2008 ($ amounts in thousands):

	As reported at December 31, 2007	Balances upon adoption of FSP FIN 39-1	Change
Derivative assets	$3,625	$1,926	$(1,699)
Interest-bearing deposits (liabilities)	565,789	555,593	10,196
Accrued interest payable	318,528	318,494	34
Derivative liabilities	296,214	304,745	(8,531)

Statement 133 Implementation Issue No. E23 (“Issue E23”). In January 2008, the FASB issued Issue E23, Issues Involving the Application of the Shortcut Method under Paragraph 68. Issue E23 amends Statement 133 to explicitly permit use of the shortcut method for those hedging relationships in which (1) the interest rate swap has a nonzero fair value at the inception of the hedging relationship, attributable solely to differing prices within the bid-ask spread, and/or (2) the hedged item has a trade date that differs from its settlement date because of generally established conventions in the marketplace in which the transaction to acquire or issue the hedged item is executed. Issue E23 is effective for hedging relationships designated on or after January 1, 2008. At adoption, preexisting hedging relationships utilizing the shortcut method which did not meet the requirements of Issue E23 as of the inception of the hedging relationship must be dedesignated prospectively. The effect of applying hedge accounting prior to the effective date may not be reversed. A hedging relationship that does not qualify for the shortcut method based on Issue E23 could be redesignated without the application of the shortcut method if that hedging relationship meets the applicable requirements of Statement 133. The adoption of Issue E23 did not have a material impact on our results of operations or financial condition.

SFAS 161. On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 (January 1, 2009, for the Bank), with earlier adoption allowed. Management is still evaluating whether our adoption of SFAS 161 will have a material impact on our results of operations or financial condition.

Note 3—Cash and Due from Banks

We maintain collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions on the withdrawal of the funds. The average collected cash balances for the years ended December 31, 2007, and 2006 were approximately $879,000 and $913,000, respectively.

In addition, we maintained average required balances with various Federal Reserve Banks and branches of $5,000,000 for the years ended December 31, 2007, and 2006. These required clearing balances may not be withdrawn; however, earnings credits on these balances may be used to pay for services received from the Federal Reserve Banks.

Pass-through Deposit Reserves. We act as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. The amount shown as Cash and due from banks includes pass-through reserves deposited with Federal Reserve Banks of approximately $1,279,000 at December 31, 2007, and $12,225,000 as of December 31, 2006.

Note 4—Trading Security

There were no trading securities outstanding as of December 31, 2007, or December 31, 2006. During the year ended December 31, 2006, the principal on the trading security was paid in full. The net loss on the trading security during the years ended December 31, 2006, and 2005, included a change in net realized/unrealized holding losses of $755,000 and $4,499,000, respectively.

Note 5—Available-for-Sale Securities

There were no available-for-sale securities outstanding as of December 31, 2007, or December 31, 2006. During the year ended December 31, 2005, we sold all of our available-for-sale securities. A net gain on the sale of $19,621,000 was recognized.

Note 6—Held-to-Maturity Securities

Major Security Types. Held-to-maturity securities purchased from non-member counterparties and members and their affiliates as of December 31, 2007, were as follows ($ amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency obligations	$3,720	$34	$—	$3,754
MBS and ABS
U.S. agency obligations—guaranteed	23,671	28	(33)	23,666
Government Sponsored Enterprises (“GSEs”)	848,526	1,902	(17,110)	833,318
Other(1)	5,838,992	13,539	(84,955)	5,767,576

Total	$6,714,909	$15,503	$(102,098)	$6,628,314

(1)	Included in other MBS and ABS are securities issued by affiliates of members.

A summary of the MBS issued by affiliates of members as of December 31, 2007, follows ($ amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Mortgage Securities	$138,361	$818	$(1,714)	$137,465

Held-to-maturity securities as of December 31, 2006, were as follows ($ amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency obligations	$8,070	$54	$—	$8,124
MBS and ABS
U.S. agency obligations – guaranteed	41,145	40	(284)	40,901
GSEs	918,783	361	(28,373)	890,771
Other(1)	5,576,394	9,023	(121,759)	5,463,658

Total	$6,544,392	$9,478	$(150,416)	$6,403,454

(1)	Included in other MBS and ABS are securities issued by affiliates of members.

A summary of the MBS issued by affiliates of members as of December 31, 2006, follows ($ amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
ABN AMRO Mortgage Corporation	$63,705	$—	$(1,335)	$62,370

The unrealized losses on our investments in MBS and ABS reflected below were caused by interest rate fluctuations and the current credit environment. Since we have the ability and intent to hold these investments until a full recovery of the unrealized losses, which may be maturity, and in part based on the creditworthiness of the issuers and the underlying collateral, we do not consider these investments to be other-than-temporarily impaired at December 31, 2007, or 2006.

The following tables summarize the held-to-maturity securities with unrealized losses as of December 31, 2007, and 2006. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position ($ amounts in thousands).

	Less than 12 months		12 months or more		Total
December 31, 2007	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS and ABS
U.S. agency obligations – guaranteed	$—	$—	$20,724	$(33)	$20,724	$(33)
GSEs	—	—	603,326	(17,110)	603,326	(17,110)
Other(1)	553,179	(3,808)	3,143,443	(81,147)	3,696,622	(84,955)

Total temporarily impaired	$553,179	$(3,808)	$3,767,493	$(98,290)	$4,320,672	$(102,098)

(1)	Included in the column for Unrealized Losses 12 months or more were two securities we purchased from Bank of America Mortgage Securities with an amortized cost of $76.1 million and a market value of $74.4 million.

	Less than 12 months		12 months or more		Total
December 31, 2006	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS and ABS
U.S. agency obligations – guaranteed	$—	$—	$37,039	$(284)	$37,039	$(284)
GSEs	45,113	(201)	770,842	(28,172)	815,955	(28,373)
Other(1)	330,957	(716)	3,944,712	(121,043)	4,275,669	(121,759)

Total temporarily impaired	$376,070	$(917)	$4,752,593	$(149,499)	$5,128,663	$(150,416)

(1)	Included in the column for Unrealized Losses 12 months or more was one security we purchased from ABN AMRO Mortgage Corporation with an amortized cost of $63.7 million and a market value of $62.4 million.

Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at December 31, 2007, and 2006, are shown below ($ amounts in thousands). Expected maturities of some securities and MBS and ABS may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	2007		2006
Year of Maturity	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$869	$860	$—	$—
Due after one year through five years	—	—	1,682	1,665
Due after five years through ten years	—	—	—	—
Due after 10 years	2,885	2,860	6,442	6,405
MBS and ABS	6,624,560	6,711,189	6,395,330	6,536,322

Total	$6,628,314	$6,714,909	$6,403,454	$6,544,392

The amortized cost of our MBS and ABS classified as held-to-maturity includes net discounts of $34,034,000 and $39,195,000 at December 31, 2007, and 2006, respectively.

Interest Rate Payment Terms. The following table details interest rate payment terms for investment securities classified as held-to-maturity at December 31, 2007, and 2006 ($ amounts in thousands):

	2007	2006
Amortized cost of held-to-maturity state or local housing agency securities
Fixed rate	$3,720	$8,070
Amortized cost of held-to-maturity MBS and ABS Pass-through securities
Fixed rate	517	1,786
Variable rate	2,914	3,822
Collateralized mortgage obligations
Fixed rate	6,674,853	6,489,148
Variable rate	32,905	41,566

Total	$6,714,909	$6,544,392

Note 7—Advances to Members (“Advances”)

Redemption Terms. At December 31, 2007, and 2006, we had Advances outstanding to members, including AHP Advances (see Note 12), at interest rates ranging from 2.37% to 8.34% and 2.21% to 8.34%, respectively, as summarized below ($ amounts in thousands). In 2007, the Advance with an interest rate of 2.37% is a fixed-rate amortizing Advance that was originated during a low interest-rate environment. In 2006, the Advance with an interest rate of 2.21% is a fixed-rate amortizing mortgage Advance that was originated during a low interest-rate environment.

	2007		2006
Year of Contractual Maturity	Amount	WAIR(1)%	Amount	WAIR(1)%
Overdrawn demand deposit accounts	$4,842	5.75	$9,610	7.31
2007	—	—	7,426,375	4.48
2008	8,718,260	4.21	4,369,649	4.08
2009	3,224,175	4.62	2,057,004	4.56
2010	3,954,541	4.93	2,942,302	4.93
2011	1,994,265	5.00	1,872,108	4.85
2012	3,600,640	4.38	671,541	4.67
Thereafter	4,903,736	4.99	3,017,716	5.14
Index amortizing Advances	333	7.27	425	7.26

Total par value	26,400,792	4.60	22,366,730	4.59
Unamortized discount on AHP Advances	(251)		(294)
Unamortized discount on Advances	(461)		—
SFAS 133 hedging adjustments	360,875		(94,510)
Other adjustments(2)	8,678		10,331

Total	$26,769,633		$22,282,257

(1)	Weighted Average Interest Rate
(2)	Other adjustments include deferred prepayment fees being recognized through the payment on the new Advance.

Index amortizing Advances require repayment according to amortization schedules linked to the level of various indices.

We offer Advances to members that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable Advances). At December 31, 2007, and 2006, we had no callable Advances. Other fixed-rate Advances may only be prepaid by paying a prepayment fee that makes us financially indifferent to the prepayment of the Advance.

We also offer putable Advances. As currently structured, with a putable Advance, we have the right to terminate the Advance at predetermined exercise dates, which we typically would exercise when interest rates increase, and the borrower may then apply for a new Advance at the prevailing market rate. Previously, we offered a discounted interest rate to, in effect, purchase an option from the member that allows us to convert the fixed-rate Advance to a variable rate, which we normally would exercise when interest rates increase. Upon exercise of our conversion option, the member has the right to terminate the Advance and reborrow on new terms. At December 31, 2007, and 2006, we had putable Advances outstanding totaling $4,982,550,000 and $3,662,050,000, respectively.

The following table summarizes Advances at December 31, 2007, and 2006, by the earlier of the year of contractual maturity or next put date ($ amounts in thousands):

Year of Contractual Maturity or Next Put Date	2007	2006
Overdrawn demand deposit accounts	$4,842	$9,610
2007	—	10,207,425
2008	12,646,310	4,417,649
2009	3,659,675	2,096,504
2010	2,976,691	1,811,452
2011	1,829,765	1,194,108
2012	1,035,440	440,841
Thereafter	4,247,736	2,188,716
Index amortizing Advances	333	425

Total par value	$26,400,792	$22,366,730

Security Terms. We lend to financial institutions involved in housing finance within our district according to federal statutes, including the Bank Act. The Bank Act requires us to obtain sufficient collateral on Advances to protect against losses and permits us to accept the following as eligible collateral on such Advances: residential mortgage loans, certain U.S. government or government agency securities, cash or deposits and other eligible real estate-related assets. Our capital stock owned by each borrowing member is pledged as additional collateral for the member’s indebtedness to us. CFIs are eligible under expanded statutory collateral rules to pledge as collateral for Advances small business, small farm and small agriculture loans fully secured by collateral other than real estate, or securities representing a whole interest in such secured loans. As additional security, we have a statutory lien on each borrower’s capital stock in our Bank. At December 31, 2007, and 2006, we had rights to collateral on a member by member basis with an estimated value greater than outstanding Advances. On the basis of the financial condition of the member, the type of security agreement and other factors, we impose one of two requirements to protect the collateral secured. We either:

(1)	require the member to execute a written security agreement whereby the borrower retains possession of the collateral assigned to us and agrees to hold such collateral for our benefit; or

(2)	require the member specifically to assign or place physical possession of such collateral with us or a third-party custodian approved by our Bank.

Beyond these provisions, Section 10(e) of the Bank Act affords any security interest granted by a member or any affiliate of the member to us priority over the claims and rights of any other party. The exceptions are those claims that would be entitled to priority under otherwise applicable law and that are held by bona fide purchasers for value or by secured parties with perfected security interests. We also perfect our security interest in the collateral by filing Uniform Commercial Code financing statements with the appropriate governmental authorities against all member borrowers and any affiliates that also provide collateral for a member, except in some cases when collateral is otherwise perfected through physical possession.

Credit Risk. While we have never experienced a credit loss on an Advance to a member, the expansion of eligible collateral for CFIs and non-member housing associates provides the potential for additional credit risk for us. Our management has policies and procedures in place to appropriately manage this credit risk. Accordingly, we have not provided any allowances for losses on Advances.

Our potential credit risk from Advances is concentrated in commercial banks and savings institutions. As of December 31, 2007, and 2006, respectively, we had Advances of $10.6 billion outstanding to two member institutions that individually held 10 percent or more of our Advances, which represented 40.2% and 47.4% of total Advances outstanding. The revenue earned from Advances to these member institutions, before the impact of hedge accounting, amounted to $441.8 million, $378.1 million, and $339.3 million during 2007, 2006, and

2005. At December 31, 2007, and 2006, we held $14.4 billion and $23.4 billion face value of collateral, respectively, to cover the Advances to these institutions, and we do not expect to incur any credit losses on these Advances. See Notes 19 and 20 for detailed information on transactions with related parties.

Interest Rate Payment Terms. The following table details interest rate payment terms for Advances at December 31, 2007, and 2006 ($ amounts in thousands):

Par value of Advances	2007	2006
Fixed rate	$23,431,872	$20,861,141
Variable rate	2,968,920	1,505,589

Total	$26,400,792	$22,366,730

Prepayment Fees. We record prepayment fees received from members on prepaid Advances net of any associated SFAS 133 hedging fair-value adjustments on those Advances.

The net amount of prepayment fees is reflected as Interest income in the Statement of Income. Gross Advance prepayment fees received from members were $10,013,000, $6,970,000, and $21,536,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

Note 8—Mortgage Loans Held for Portfolio

The MPP involves the investment in mortgage loans that are purchased directly from our participating members. The total loans represent held-for-portfolio loans under the MPP whereby our members originate or acquire certain home mortgage loans that are then sold to us. See Note 20 for detailed information on transactions with related parties. The following table presents information as of December 31, 2007, and 2006, on Mortgage loans held for portfolio, net ($ amounts in thousands):

Real Estate Mortgages	2007	2006
Fixed-rate medium-term(1) single-family mortgages	$1,407,128	$1,567,102
Fixed-rate long-term(2) single-family mortgages	7,959,694	8,418,418

Total mortgage loans held for portfolio, par value	9,366,822	9,985,520
Unamortized premiums.	56,025	63,756
Unamortized discounts	(46,831)	(51,198)
SFAS 133 hedging adjustments	20,741	22,592

Mortgage loans held for portfolio, net	$9,396,757	$10,020,670

(1)	Medium-term is defined as an original term of 15 years or less.
(2)	Long-term is defined as an original term greater than 15 years.

The following table details the Total mortgage loans held for portfolio, par value outstanding at December 31, 2007, and 2006 ($ amounts in thousands):

	2007	2006
FHA loans	$800,169	$922,261
Conventional loans	8,566,653	9,063,259

Total mortgage loans held for portfolio, par value	$9,366,822	$9,985,520

The allowance for credit losses was $0 at December 31, 2007, and 2006. The provision for credit losses was $0 for each of the years ended December 31, 2007, 2006, and 2005.

Mortgage loans are considered impaired when, by collectively evaluating groups of smaller balance homogenous loans, and, using current information and events, it is probable that we will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement after consideration of the credit enhancement. At December 31, 2007, and 2006, we had no recorded investments in impaired mortgage loans.

For managing the inherent credit risk in MPP, a portion of the periodic interest payments on the loans, in an amount sufficient to meet the credit enhancement requirement for the loans, is paid into the LRA and used to pay the premium on SMI. When a credit loss occurs, the accumulated LRA is used to cover the credit loss in excess of equity and primary mortgage insurance. Funds not used are returned to the member over time.

The following table presents changes in the LRA for the years ended December 31, 2007, and 2006 ($ amounts in thousands):

	2007	2006
Balance of LRA at beginning of year	$17,999	$13,349
Collected through periodic interest payments	6,444	6,469
Disbursed for mortgage loan losses	(514)	(882)
Returned to the member	(2,839)	(937)

Balance of LRA at end of year	$21,090	$17,999

We are required to use SMI providers that are rated at least AA ignoring modifiers. The following table presents the concentration of SMI insurance on our conventional loans and the related credit ratings of our SMI providers at December 31, 2007:

	% of portfolio	S&P Credit rating	Moody’s Credit rating	Fitch Credit rating
MGIC	86%	AA-	Aa2	AA
Genworth	14%	AA	Aa2	AA

Total	100%

Note 9—Derivative and Hedging Activities

Nature of Business Activity

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

Consistent with Finance Board regulation, we enter into derivatives only to reduce the interest rate risk exposures inherent in otherwise unhedged assets and funding positions, to achieve our risk management objectives, and to act as an intermediary between our members and counterparties. Our management generally uses derivatives when they are considered to be the most cost-effective alternative to achieve our financial and risk management objectives. Accordingly, we may enter into derivatives that do not necessarily qualify for hedge accounting (economic hedges). As a result, we recognize only the change in fair value of these derivatives in Other Income (Loss) as Net gains (losses) on derivatives and hedging activities on the Statement of Income with no offsetting fair value adjustments for the asset or liability being economically hedged.

Types of Assets and Liabilities Hedged.

We document at inception all relationships between derivatives designated as hedging instruments and hedged items, our risk management objectives and strategies for undertaking various hedge transactions, and our method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value hedges to assets and liabilities on the Statement of Condition. We also formally assess (both at the hedge’s inception and at least quarterly on an ongoing basis) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value of hedged items and whether those derivatives may be expected to remain effective in future periods. We use regression analyses to assess the effectiveness of our hedges.

Consolidated Obligations—While COs are the joint and several obligations of the Federal Home Loan Banks, each Federal Home Loan Bank has COs for which it is the primary obligor. We enter into derivatives to hedge the interest rate risk associated with our specific debt issuances. For instance, in a typical transaction, a fixed-rate CO is issued for us, and we simultaneously enter into a matching derivative in which the counterparty pays fixed cash flows to us designed to mirror in timing and amount the cash outflows we pay on the CO. We pay a variable cash flow that closely matches the interest payments we receive on short-term or variable-rate Advances, typically 3-month LIBOR. These transactions are treated as fair value hedges under SFAS 133. This intermediation between the capital and derivative markets permits us to raise funds at lower costs than would otherwise be available through the issuance of simple fixed- or floating-rate COs.

Advances—We offer a wide array of Advance structures to meet members’ funding needs. These Advances may have maturities up to 30 years with variable or fixed rates and may include early termination features or options. We may use derivatives to adjust the repricing and/or options characteristics of Advances in order to more closely match the characteristics of our funding liabilities. In general, whenever a member executes a fixed-rate Advance with embedded options, we will simultaneously execute a derivative with terms that offset the terms and embedded options, if any, in the Advance. For example, we may hedge a fixed-rate Advance with an interest-rate swap where we pay a fixed-rate coupon and receive a floating-rate coupon, effectively converting the fixed-rate Advance to a floating-rate Advance. This type of hedge is treated as a fair-value hedge under SFAS 133.

Mortgage assets—We invest in MPP mortgage assets. The prepayment options embedded in mortgage assets can result in extensions or contractions in the timing of the expected cash flows from these investments, depending on changes in estimated prepayment speeds. We may manage the interest rate and prepayment risk associated with fixed-rate mortgage loans by funding some mortgage assets with CO Bonds that have call features. In addition, we may use derivatives to manage the prepayment and duration variability of mortgage assets.

We manage the interest rate and prepayment risk associated with mortgages through a combination of debt issuance and derivatives. We issue both callable and non-callable debt to achieve cash flow patterns and liability durations that attempt to be consistent with those expected on the mortgage loans.

Firm commitment strategies—In accordance with SFAS 149, certain mortgage purchase commitments entered into after June 30, 2003, are considered derivatives. These commitments may be hedged by short selling

TBA MBS. A TBA MBS represents a forward contract derivative for the sale of MBS at a future agreed upon date for an established price. The mortgage purchase commitment and the TBA securities used in the firm commitment hedging strategy (economic hedge) are recorded as a derivative asset or derivative liability at fair value, with changes in fair value recognized in current period earnings. When the mortgage purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan and amortized accordingly.

Investments—We invest in U.S. or GSE obligations, MBS and ABS, and the taxable portion of state or local housing finance agency obligations, which may be classified as held-to-maturity, available-for-sale, or trading securities. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. We primarily manage the prepayment and interest rate risk by funding investment securities with CO Bonds that have call features.

For available-for-sale securities that have been hedged and qualify as a fair value hedge, we record the portion of the change in value related to the risk being hedged in Other Income (Loss) as Net gains (losses) on derivatives and hedging activities together with the related change in the fair value of the derivative, and the remainder of the change in Accumulated other comprehensive income (loss) as Net unrealized losses on available-for-sale securities. For available-for-sale securities that are not in a qualifying hedge relationship, we record the total amount of unrealized gain or loss on the security in Accumulated other comprehensive income (loss). We did not have any investments classified as available-for-sale at December 31, 2007, or 2006.

We may also manage the risk arising from changing market prices of investment securities classified as trading by entering into derivatives (economic hedges) that offset the changes in fair value of the securities. The market value changes of both the trading security and the associated derivative are included in Other Income (Loss) in the Statement of Income and presented as part of the Net loss on trading security and Net gains (losses) on derivatives and hedging activities. We did not have any investments classified as trading at December 31, 2007, or 2006.

Managing Credit Risk on Derivatives.

We are subject to credit risk due to the risk of non-performance by counterparties to the derivative agreements. The degree of counterparty risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in our Bank policies and Finance Board regulations. Based on credit analyses and collateral requirements, our management does not anticipate any credit losses on derivative agreements.

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

At December 31, 2007, and 2006, our maximum credit risk, as defined above, was approximately $3,625,000 and $99,482,000, respectively. At December 31, 2007, and 2006, these totals include $4,194,000 and $40,461,000, respectively, of net accrued interest receivable. In determining maximum credit risk, we consider accrued interest receivables and payables, and the legal right to offset assets and liabilities by counterparty. We held cash, including accrued interest, totaling $10,230,000 and $60,341,000 as collateral as of December 31, 2007, and 2006, respectively. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to us, as evidenced by a written security agreement and held by the member institution for our benefit.

We transact most of our derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute COs. Note 18 discusses assets pledged by us to these counterparties. We are not a derivative dealer and thus do not trade derivatives for short-term profit.

During the years ended December 31, 2007, 2006, and 2005, we did not issue COs denominated in currencies other than U.S. dollars.

Intermediation. To assist our members in meeting their off-balance sheet hedging needs, we may act as an intermediary between the members and other non-member counterparties by entering into offsetting derivatives. This intermediation allows smaller members indirect access to the derivatives market.

Derivatives in which we act as an intermediary may arise when we (1) enter into derivatives with members and offsetting derivatives with other counterparties to meet the needs of our members, and (2) enter into derivatives to offset the economic effect of other derivatives that are no longer designated to either Advances, investments, or COs.

The notional principal of derivatives in which we acted as an intermediary was $0 at December 31, 2007, and 2006, respectively.

Financial Statement Impact and Additional Financial Information.

Net gains (losses) on derivatives and hedging activities recorded in Other income for the years ended December 31, 2007, 2006, 2005, were as follows ($ amounts in thousands):

Net Gains (Losses) on Derivatives and Hedging Activities

	For the Year Ended
	2007	2006	2005
Gains (losses) related to fair value hedge ineffectiveness	$(1,611)	$(510)	$(236)
Gains (losses) on economic hedges	394	(3,375)	6,887

Net gains (losses) on derivatives and hedging activities	$(1,217)	$(3,885)	$6,651

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding at December 31, 2007, and 2006 ($ amounts in thousands):

	2007		2006
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Interest rate swaps
Fair value hedges	$30,416,890	$(340,500)	$31,483,491	$(42,018)
Economic hedges	494,183	296	205,110	(458)
Interest rate swaptions
Economic hedges	200,000	—	150,000	—
Interest rate futures/forwards
Fair value hedges	—	—	298,425	776
Economic hedges	38,800	(232)	11,100	36
Mortgage delivery commitments
Economic hedges	40,204	103	10,907	(36)

Total	$31,190,077	$(340,333)	$32,159,033	$(41,700)

Total derivatives excluding accrued interest		$(340,333)		$(41,700)
Accrued interest		47,744		77,812

Net derivative balances		$(292,589)		$36,112

Net derivative asset balances		$3,625		$99,482
Net derivative liability balances		(296,214)		(63,370)

Net derivative balances		$(292,589)		$36,112

Note 10—Deposits

We offer demand and overnight deposits for members and qualifying non-members. In addition, we offer short-term interest-bearing deposit programs to members. A member that services mortgage loans may deposit funds collected in connection with the mortgage loans, pending disbursement of such funds to the owners of the mortgage loans. We classify these items as Other deposits in Interest-bearing deposits in the following table. Other deposits also include cash collateral held with respect to derivative agreements. Overdrawn demand deposit accounts as of December 31, 2007, and 2006 are included in Advances to members in the Statement of Condition.

Deposits are not insured by the FDIC, by the United States, or by any other agency of the United States. The deposits represent an obligation only of our Bank. Deposits classified as demand, overnight, and other, pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The average interest rates paid on average interest-bearing deposits were 4.87%, 4.84%, and 3.10%, during 2007, 2006, and 2005, respectively.

The following table details Deposits as of December 31, 2007, and 2006 ($ amounts in thousands):

	2007	2006
Interest-bearing:
Demand and overnight	$555,575	$847,362
Other deposits	10,214	60,356

Total Interest-bearing deposits	565,789	907,718

Non interest-bearing:
Pass-through deposit reserves	1,279	12,225

Total Non interest-bearing deposits	1,279	12,225

Total Deposits	$567,068	$919,943

There were no term deposits outstanding as of December 31, 2007, or 2006.

Note 11—Consolidated Obligations

COs consist of CO Bonds and Discount notes and, as provided by the Bank Act or Finance Board regulation, are backed only by the financial resources of the Federal Home Loan Banks. The Federal Home Loan Banks issue COs through their agent, the Office of Finance. In connection with each debt issuance, each Federal Home Loan Bank specifies the amount of debt it wants issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each Federal Home Loan Bank. In addition, each Federal Home Loan Bank separately tracks and records as a liability its specific portion of COs for which it is the primary obligor. The Finance Board and the U.S. Secretary of the Treasury have oversight over the issuance of Federal Home Loan Bank debt through the Office of Finance. CO Bonds are issued primarily to raise intermediate and long-term funds for the Federal Home Loan Banks and are not subject to any statutory or regulatory limits on maturity. Discount notes are issued primarily to raise short-term funds. These notes sell at less than their face amount and are redeemed at par value when they mature.

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

The par amounts of the 12 Federal Home Loan Banks’ outstanding COs, including COs held by other Federal Home Loan Banks, were approximately $1,189.7 billion and $951.7 billion at December 31, 2007, and 2006, respectively. See Note 19 for related party disclosures on our investments in other Federal Home Loan Banks’ COs. Regulations require us to maintain unpledged qualifying assets equal to our participation in the COs outstanding. Qualifying assets are defined as cash; secured Advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the COs; obligations, participations, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities which are or have ever been sold by Freddie Mac under the Bank Act; and such securities as fiduciary and trust funds may have invested in under the laws of the state in which each Federal Home Loan Bank is located. We maintained unpledged qualifying assets of $56.0 billion and $46.7 billion as of December 31, 2007, and 2006, respectively, and were, therefore, in compliance with the requirement.

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

At December 31, 2007, and 2006, the Federal Home Loan Banks’ regulatory capital stock was 4.3% and 4.5%, respectively, of the par value of COs outstanding, and the required minimum pledged qualifying asset balance was approximately $6,000 and $26,000 at December 31, 2007, and 2006, respectively. Further, the regulations require each Federal Home Loan Bank to transfer qualifying assets in the amount of its allocated share of the Federal Home Loan Banks’ SAA to a trust for the benefit of the prior bondholders if its capital-to-assets ratio falls below 2%. As of December 31, 2007, and 2006, no Federal Home Loan Bank had a capital-to-assets ratio less than 2%; therefore, no assets were being held in a trust. In addition, no trust has ever been established as a result of this regulation, as the ratio has never fallen below 2%.

General Terms. CO Bonds are issued with either fixed-rate coupon payment terms or variable-rate coupon payment terms that use a variety of indices for interest rate resets including London Interbank Offered Rate (“LIBOR”), Constant Maturity Treasury (“CMT”), and others. To meet the expected specific needs of certain investors in CO Bonds, both fixed-rate bonds and variable-rate bonds may contain features, which may result in complex coupon payment terms and call options. When such CO Bonds are issued, we typically enter into derivatives agreements containing offsetting features that effectively convert the terms of the bond to those of a simple variable-rate bond or a fixed-rate bond.

These CO Bonds, beyond having fixed-rate or simple variable-rate interest payment terms, may also have the following broad terms regarding principal repayment payment terms.

Optional Principal Redemption Bonds (callable bonds) that we may redeem in whole or in part at our discretion on predetermined call dates according to the terms of the bond offerings.

Redemption Terms. The following is a summary of our participation in CO Bonds outstanding at December 31, 2007, and 2006, by year of contractual maturity ($ amounts in thousands):

	2007		2006
Year of Contractual Maturity	Amount	WAIR %	Amount	WAIR %
2007	$—	—	$9,349,405	4.23
2008	7,298,070	4.29	6,295,070	4.18
2009	4,994,880	4.65	4,082,380	4.56
2010	4,284,220	4.66	2,564,520	4.64
2011	1,900,950	4.98	1,503,450	5.07
2012	3,299,250	5.08	891,000	4.98
Thereafter	8,453,650	5.35	8,303,650	5.28

Total par value	30,231,020	4.83	32,989,475	4.62
Unamortized bond premiums	33,014		24,358
Unamortized bond discounts	(32,898)		(35,860)
SFAS 133 hedging adjustments	22,599		(133,990)

Total	$30,253,735		$32,843,983

Interest Rate Payment Terms

With respect to interest payments, CO Bonds may also have the following terms:

Step-up Bonds generally pay interest at increasing fixed rates for specified intervals over the life of the bond. These bonds generally contain provisions enabling us to call bonds at our option on the step-up dates;

Conversion Bonds have coupons that contractually convert from fixed to variable, or variable to fixed, on predetermined dates according to the terms of the bond offering; or

Range Bonds pay interest based on the number of days a specified index is within/outside of a specified range. The computation of the variable rate differs for each bond issue, but the bond generally pays zero interest or a minimal rate of interest if the specified rate is outside of the specified range.

The following table details CO Bonds by interest rate payment type at December 31, 2007, and 2006 ($ amounts in thousands):

Par value of CO Bonds	2007	2006
Fixed rate	$28,182,940	$28,604,395
Step-up	1,703,080	3,823,080
Simple variable rate	155,000	110,000
Fixed that converts to variable	140,000	240,000
Variable that converts to fixed	50,000	175,000
Range	—	37,000

Total par value	$30,231,020	$32,989,475

Our outstanding CO Bonds at December 31, 2007, and 2006, include ($ amounts in thousands):

Par value of CO Bonds	2007	2006
Non-callable or non-putable	$11,810,570	$13,389,525
Callable	18,420,450	19,599,950

Total par value	$30,231,020	$32,989,475

The following table summarizes CO Bonds outstanding at December 31, 2007, and 2006, by year of contractual maturity or next call date ($ amounts in thousands):

Year of Contractual Maturity or Next Call Date	2007	2006
2007	$—	$24,809,355
2008	21,744,520	3,065,070
2009	2,813,800	1,392,800
2010	1,884,850	746,150
2011	457,950	424,450
2012	745,250	224,000
Thereafter	2,584,650	2,327,650

Total par value	$30,231,020	$32,989,475

Discount Notes. Discount notes are issued to raise short-term funds. Discount notes are COs with original maturities up to 365 days. These notes are issued at less than their face amount and are redeemed at par value when they mature.

Our participation in Discount notes, all of which are due within one year, was as follows ($ amounts in thousands):

	Book Value	Par Value	WAIR
December 31, 2007	$22,171,485	$22,262,035	4.20%
December 31, 2006	$10,470,607	$10,498,931	5.09%

Note 12—Affordable Housing Program

Section 10(j) of the Bank Act requires each Federal Home Loan Bank to establish an AHP. Each Federal Home Loan Bank provides subsidies in the form of direct grants and below-market interest rate Advances to members that use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the Federal Home Loan Banks must set aside for the AHP the greater of $100 million or 10 percent of regulatory income. Regulatory income is defined as GAAP income before interest expense related to mandatorily redeemable capital stock under SFAS 150 and the assessment for AHP, but after the assessment for REFCORP. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory interpretation of the Finance Board. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. We accrue this expense monthly based on our regulatory income. We reduce the AHP liability as members use subsidies. Calculation of the REFCORP assessment is discussed in Note 13. We charge the amount set aside for AHP to income and recognize it as a liability.

If we experienced a regulatory loss during a quarter, but still had regulatory income for the year, our obligation to the AHP would be calculated based on our year-to-date regulatory income. If we had regulatory income in subsequent quarters, we would be required to contribute additional amounts to meet our calculated annual obligation. If we experienced a regulatory loss for a full year, we would have no obligation to the AHP for the year except in the following circumstance. If the result of the aggregate 10 percent calculation described above is less than $100 million for all 12 Federal Home Loan Banks, then the Bank Act requires that each Federal Home Loan Bank contribute such prorated sums as may be required to assure that the aggregate contributions of the Federal Home Loan Banks equals $100 million. The proration would be made on the basis of our income in relation to the income of all Federal Home Loan Banks for the previous year. Each Federal Home Loan Bank’s required annual AHP contribution is limited to its annual net earnings (Income Before Assessments).

There was no shortfall in 2007, 2006, or 2005. If we find that our required contributions are contributing to the financial instability of our Bank, we may apply to the Finance Board for a temporary suspension of our contributions. We did not make such an application in 2007, 2006, or 2005.

We had outstanding principal in AHP-related Advances of $2,451,000 and $2,478,000 at December 31, 2007, and 2006, respectively.

The following presents a rollforward schedule of the AHP liability account for the years ended December 31, 2007 and 2006 ($ amounts in thousands):

	2007	2006
Balance at beginning of period	$26,366	$27,025
Annual assessment	14,368	13,458
Awards disbursed, net(1)	(10,434)	(14,117)

Balance at end of period	$30,300	$26,366

(1)	Awards disbursed are reported net of returns of previously disbursed grants and subsidies.

Note 13—Resolution Funding Corporation

Each Federal Home Loan Bank is required to pay to REFCORP 20 percent of income, calculated in accordance with GAAP after the assessment for AHP, but before the assessment for the REFCORP. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. We accrue our REFCORP assessment on a monthly basis and record it as a Payable to REFCORP in our Statement of Condition. Calculation of the AHP assessment is discussed in Note 12. The REFCORP has been designated as the calculation agent for the AHP and REFCORP assessments. Each Federal Home Loan Bank provides its net income before AHP and REFCORP to the REFCORP, which then performs the calculations for each quarter end.

The Federal Home Loan Banks will continue to be obligated for these amounts until the aggregate amounts actually paid by all 12 Federal Home Loan Banks are equivalent to a $300 million annual annuity (or a scheduled payment of $75 million per quarter) with a final maturity date of April 15, 2030, at which point the required payment of each Federal Home Loan Bank to REFCORP will be fully satisfied. The cumulative amount to be paid to REFCORP by our Bank is not determinable at this time because it depends on the future earnings of all Federal Home Loan Banks and interest rates. If we experienced a net loss during a quarter, but still had net income for the year, our obligation to the REFCORP would be calculated based on our year-to-date net income. We would be entitled to a refund of amounts paid for the full year that were in excess of our calculated annual obligation. If we had net income in subsequent quarters, we would be required to contribute additional amounts to meet our calculated annual obligation. During periods where the cumulative amount paid to REFCORP represents an overpayment and we were entitled to a refund, we record the overpayment in Other assets in our Statement of Condition. If we experienced a net loss for a full year, we would have no obligation to the REFCORP for the year.

The Finance Board is required to extend the term of the Federal Home Loan Banks’ obligation to the REFCORP for each calendar quarter in which there is a deficit quarterly payment. A deficit quarterly payment is the amount by which the actual quarterly payment falls short of $75 million.

The Federal Home Loan Banks’ aggregate payments through 2007 exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to October 15, 2013, effective December 31, 2007. The Federal Home Loan Banks’ aggregate payments through 2007 have satisfied $24 million of the $75 million scheduled payment due on October 15, 2013, and all scheduled payments thereafter. This date assumes that the Federal Home Loan Banks will pay exactly $300 million annually after December 31, 2007, until the annuity is satisfied.

The benchmark payments or portions of them could be reinstated if the actual REFCORP payments of the Federal Home Loan Banks fall short of $75 million in a quarter. The maturity date of the REFCORP obligation may be extended beyond April 15, 2030, if such extension is necessary to ensure that the value of the aggregate amounts paid by the Federal Home Loan Banks exactly equals a $300 million annual annuity. Any payment beyond April 15, 2030, will be paid to the Department of the Treasury.

Note 14—Capital

We are subject to three capital requirements under our Capital Plan and Finance Board regulations. First, we must maintain at all times permanent capital in an amount at least equal to the sum of our credit risk capital requirement, our market risk capital requirement, and our operations risk capital requirement, calculated in accordance with the rules and regulations of the Finance Board. Only “permanent capital,” defined as Retained earnings and Class B Stock (including Mandatorily redeemable capital stock), satisfies the risk-based capital requirement. The Finance Board may require us to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined. In addition, the Gramm-Leach-Bliley Act of 1999 (“GLB Act”) requires us to maintain at all times at least a 4% total capital-to-asset ratio and at least a 5% leverage ratio, defined as the sum of permanent capital weighted 1.5 times, and non-permanent capital weighted 1.0 times, divided by Total assets. We were in compliance with the aforementioned capital rules and requirements during the reporting periods. We are in compliance with the risk-based capital rules at December 31, 2007, with a 6.3% leverage ratio and weighted leverage capital of $3.6 billion, and a 4.2% total capital ratio and permanent capital of $2.4 billion.

The following table shows our compliance with the Finance Board’s capital requirements at December 31, 2007, and 2006 ($ amounts in thousands):

	December 31, 2007		December 31, 2006
	Required	Actual	Required	Actual
Regulatory Capital Requirements
Risk-based capital	$439,867	$2,368,443	$522,073	$2,111,466
Total capital-to-asset ratio	4.00%	4.23%	4.00%	4.51%
Total capital	$2,242,258	$2,368,443	$1,874,756	$2,111,466
Leverage ratio	5.00%	6.34%	5.00%	6.76%
Leverage capital	$2,802,823	$3,552,664	$2,343,445	$3,167,199

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

Our board of directors may declare and pay dividends in either cash or capital stock or a combination thereof, subject to Finance Board regulations. Dividends may, but are not required to, be paid on our Class B Stock. The amount of the dividend to be paid is based on the average number of shares of each type held by the member during the quarter.

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

Mandatorily Redeemable Capital Stock In accordance with SFAS 150, we reclassify capital stock subject to redemption from equity to liability once a member exercises a written redemption right and gives notice of intent to withdraw from membership, or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership. Shares of capital stock meeting these definitions are reclassified to a liability at fair value. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate and reported as Interest Expense in the Statement of Income. The repayment of these mandatorily redeemable financial instruments is reflected as a financing cash outflow in the Statement of Cash Flows.

We are a cooperative whose member financial institutions and former member financial institutions own all our capital stock. Member shares cannot be purchased or sold except between our Bank and our members at the $100 per share par value. If a member cancels its written notice of redemption or notice of withdrawal, we will reclassify Mandatorily redeemable capital stock from a liability to equity in accordance with SFAS 150. After the reclassification, dividends on the capital stock would no longer be classified as interest expense. For the years ended December 31, 2007, 2006, and 2005, dividends on Mandatorily redeemable capital stock in the amount of $7,216,000, $3,274,000, and $1,543,000 were recorded as Interest Expense.

At December 31, 2007, and 2006, we had $163,469,000 and $151,332,000, respectively, that has been classified in liabilities as Mandatorily redeemable capital stock in the Statement of Condition in accordance with SFAS 150, with payment subject to a five-year waiting period and continuing to meet our minimum capital requirements. We anticipate these redemptions will occur after the five-year waiting period.

The following table provides the number of former members and the related dollar amounts for activities recorded in Mandatorily redeemable capital stock during 2007, 2006, and 2005 ($ amounts in thousands):

	2007		2006		2005
	Number of Former Members	Amount	Number of Former Members	Amount	Number of Former Members	Amount
Beginning of the year	14	$151,332	13	$43,574	6	$30,259
Due to mergers and acquisitions	2	12,272	6	165,032	7	13,189
Due to withdrawals	—	—	—	—	—	—
Redemptions/repurchases during the year	—	(209)	(5)	(58,461)	—	(544)
Accrued dividends classified as mandatorily redeemable	—	74	—	1,187	—	670

End of year	16	$163,469	14	$151,332	13	$43,574

As of December 31, 2007, and 2006, in addition to the mandatorily redeemable capital stock, we had $56,238,000 and $45,088,000, respectively, of excess and other stock subject to a redemption request. This is not mandatorily redeemable capital stock as the requesting member may revoke its request at any time, without penalty, throughout the entire five-year waiting period. This request is not considered substantive in nature, and, therefore, this amount has not been classified as a liability. However, we believe that redemption requests related to merger or acquisition, charter termination, or involuntary termination from membership are substantive when made and, therefore, considered mandatorily redeemable and reclassified as liabilities. The following table shows the amount of excess and other stock subject to a redemption request by year of redemption at December 31, 2007, and 2006 ($ amounts in thousands):

Non-contractual Year of Redemption—Excess and Other Stock	2007	2006
2007	$—	$—
2008	—	—
2009	5,000	5,000
2010	—	—
2011	40,088	40,088
2012	11,150	—

Total	$56,238	$45,088

The following table shows the amount of Mandatorily redeemable capital stock by year of redemption at December 31, 2007, and 2006 ($ amounts in thousands). The year of redemption in the table is the latter of the end of the five-year redemption period, or the maturity date of the activity the stock is related to, if the capital stock represents the activity-based stock purchase requirement of a non-member (former member that withdrew from membership, merged into a non-member or was otherwise acquired by a non-member). Consistent with the capital plan currently in effect, we are not required to redeem activity-based stock until the latter of the expiration of the notice of redemption or until the activity to which the capital stock relates no longer remains outstanding. If activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding, we may repurchase the excess stock at management’s discretion, subject to the Statutory and Regulatory Restrictions on Capital Stock Redemption discussed below.

Contractual Year of Redemption—Mandatorily Redeemable Capital Stock	2007	2006
2007	$—	$135
2008	4,643	4,643
2009	3,748	3,748
2010	3,883	3,883
2011	138,923	138,923
2012	12,272	—

Total	$163,469	$151,332

The amount of Mandatorily redeemable capital stock due in 2007 relates to the accrual of undeclared dividends as of the member’s withdrawal notification date. In accordance with SFAS 150, this undeclared dividend became part of the fair value of the stock and was paid back in cash to the withdrawing member in January 2007. There were no undeclared dividends as of the member’s withdrawal notification date outstanding at December 31, 2007.

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

Finance Board Adopts Final Rule Limiting Excess Stock. On December 22, 2006, the Finance Board adopted a final rule prohibiting us from issuing new excess stock if the amount of excess stock exceeds one percent of the our total assets. The final rule became effective on January 29, 2007. Under the rule, any Federal Home Loan Bank with excess stock greater than one percent of its Total assets will be prevented from further increasing member excess stock by paying stock dividends or otherwise issuing new excess stock. Also included in the final rule is a provision requiring the Federal Home Loan Banks to declare and pay dividends only out of known income. At December 31, 2007, our excess stock outstanding was $649.3 million which was greater than one percent of Total assets by $88.8 million.

Capital Concentrations. The following table presents shareholder holdings of 10% or more of our total par value of capital stock including mandatorily redeemable capital stock outstanding as of December 31, 2007, and 2006 ($ amounts in thousands, at par value):

	December 31, 2007		December 31, 2006
Name	Capital Stock Outstanding	Percent of Total	Capital Stock Outstanding	Percent of Total
Flagstar Bank, FSB	$348,944	16.1%	$277,570	14.3%
LaSalle Bank Midwest NA	334,110	15.4%	334,110	17.2%
Total capital stock, at par value	2,166,331	100.0%	1,944,708	100.0%

As of December 31, 2007, and 2006, Advances outstanding to these shareholders aggregated $10.6 billion and $10.6 billion, representing 40.2% and 47.4% of our total outstanding Advances, at par, respectively. During the years ended December 31, 2007, 2006, and 2005, respectively, we acquired approximately $0.1 billion, $0.7 billion, and $1.4 billion in mortgage loans that were originated by these shareholders owning more than 10% of our outstanding capital stock, representing 31.6%, 43.4%, and 41.1%, respectively, of mortgage loans that were purchased, at par. MPP balances for these shareholders as of December 31, 2007, and 2006, aggregated $4.2 billion (45.1%) and $4.6 billion (45.7%), respectively.

Note 15—Employee and Director Retirement and Deferred Compensation Plans

We participate in or maintain the following plans:

•

Pentegra Defined Benefit Plan for Financial Institutions (“PDBP”), a multi-employer, tax-qualified, defined-benefit pension plan. The plan covers substantially all officers and employees. Our contributions to the PDBP through June 30, 1987, represented the normal cost of the plan. The plan reached the full-funding limitation, as defined by the Employee Retirement Income Security Act, for the plan year beginning July 1, 1987, because of favorable investment and other actuarial experience during previous years. As a result, the PDBP suspended employer contributions for all plan years ending after June 30, 1987, through June 30, 2000. Contributions to the plan resumed on July 1, 2000. The PDBP is a multi-employer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to us cannot be made.

•

Pentegra Defined Contribution Plan for Financial Institutions (“PDCP”), a tax qualified, defined-contribution benefit plan. We contribute a percentage of the participants’ compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations.

•

Federal Home Loan Bank of Indianapolis 2005 Supplemental Executive Thrift Plan and a similar frozen plan (collectively “SETP”), a non-qualified, unfunded deferred compensation plan covering certain officers. The plan’s liability consists of the accumulated compensation deferrals and the accumulated earnings on the deferral.

•

Federal Home Loan Bank of Indianapolis 2005 Directors’ Deferred Compensation Plan and a similar frozen plan (collectively “DDCP”), a non-qualified, unfunded deferred compensation plan for our directors.

•

Federal Home Loan Bank of Indianapolis 2005 Supplemental Executive Retirement Plan and a similar frozen plan (collectively “SERP”), a single-employer, non-qualified, unfunded supplemental executive retirement plan covering certain officers. This plan restores retirement benefits otherwise reduced by application of certain tax laws and regulations.

PDBP—Funding and administrative costs of this plan are included in Compensation and benefits as follows ($ amounts in thousands):

	For the Year Ended December 31,
	2007	2006	2005
Funding and administrative costs	$5,305	$4,934	$4,167

We expect to contribute $4,184,000 in 2008 for pension costs.

PDCP and SETP—Our contributions to the plans were as follows ($ amounts in thousands):

	For the Year Ended December 31,
	2007	2006	2005
PDCP	$546	$608	$536
SETP	32	51	43

Total contributions	$578	$659	$579

Our obligation under the SETP at December 31, 2007, and 2006, was $3,093,000 and $3,450,000, respectively.

DDCP—Our directors also have a deferred compensation plan available to them. The following table is a summary of compensation earned and deferred by our directors ($ amounts in thousands):

	For the Year Ended December 31,
	2007	2006	2005
Compensation earned	$283	$228	$247
Compensation deferred	66	76	105

Our obligation under the DDCP at December 31, 2007, and 2006, was $1,505,000 and $1,514,000, respectively. A rabbi trust has been established to fund the deferred compensation for the officers and directors that participate in the SETP and DDCP. Assets in the rabbi trust relating to the deferred compensation plans, included as a component of Other assets in the Statement of Condition, were $4,598,000 and $4,964,000, at December 31, 2007, and 2006, respectively.

SERP—We adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”) as of December 31, 2006. The obligations and funding status of our SERP at December 31, 2007, and 2006, were as follows ($ amounts in thousands):

	SERP
	2007	2006
Change in benefit obligation(1)
Projected benefit obligation at beginning of year	$16,546	$12,663
Service cost	362	654
Interest cost	762	761
Curtailments	—	(480)
Special termination benefits	3,153	2,312
Actuarial loss (gain)	1,216	653
Benefits paid	(8,456)	(17)

Projected benefit obligation at end of year	$13,583	$16,546

(1)	Represents the projected benefit obligation for the SERP.

As reflected in the table below, there are no plan assets for the SERP. The unfunded status is recorded in Other liabilities in the Statement of Condition at December 31, 2007, and 2006, as follows ($ amounts in thousands):

	SERP
	2007	2006
Projected benefit obligation at end of year	$13,583	$16,546
Plan assets	—	—

Unfunded status of the SERP	$13,583	$16,546

Current obligations	$1,475	$7,956
Non-current obligations	12,108	8,590

Total	$13,583	$16,546

The current obligations outstanding as of December 31, 2006, were substantially all related to benefits paid in 2007 to certain participants in the SERP that elected to accept an early retirement incentive offered by us in 2006. The early retirement incentive was offered to all employees age 50 or older who had at least 10 years of service, in an effort to reduce salary and benefit costs in future years. In accordance with the terms of the early retirement incentive, employees who accepted the early retirement incentive were provided with additional pension benefits calculated based on an additional three years in age and an additional three years of credited service. We incurred an additional $3,153,000 of expense in 2007 and $2,312,000 of expense in 2006 as a result of this early retirement incentive. Although there are no plan assets, a rabbi trust has been established to fund the SERP. The assets in the rabbi trust, included as a component of Other assets in the Statement of Condition, at December 31, 2007, and 2006, were $10,944,000 and $11,515,000, respectively.

Amounts recognized in Accumulated other comprehensive income (loss) at December 31, 2007, and 2006, consist of ($ amounts in thousands):

	December 31, 2007	December 31, 2006
Prior service benefit	$90	$101
Net actuarial loss	(6,132)	(5,521)

Accumulated other comprehensive income (loss)	$(6,042)	$(5,420)

Components of the net periodic benefit cost and other amounts recognized in Accumulated other comprehensive income (loss) for our SERP for the years ended December 31, 2007, 2006, and 2005, were ($ amounts in thousands):

	SERP
	For the Year Ended December 31,
	2007	2006	2005
Net Periodic Benefit Cost
Service cost	$362	$654	$579
Interest cost	762	761	630
Amortization of prior service (benefit) cost	(11)	47	47
Amortization of net loss	605	733	642

Net periodic benefit cost	1,718	2,195	1,898
Loss on settlement of early retirement incentive	3,153	2,312	—
Unrealized gain on assets in rabbi trust	(49)	(914)	(314)

Expense recorded in Compensation and benefits	4,822	$3,593	$1,584

Other Changes in Benefit Obligations Recognized in Accumulated Other Comprehensive Income
Net loss (gain)	1,216
Prior service cost (benefit)	—
Amortization of net loss (gain)	(605)
Amortization of net obligation	—
Amortization of prior service benefit	11

Total recognized in Accumulated other comprehensive income (loss)	622

Total recognized as net periodic benefit cost in Compensation and benefits and in Accumulated other comprehensive income (loss)	$5,444

The estimated prior service cost and net actuarial loss that will be amortized from Accumulated other comprehensive income (loss) into net periodic benefit cost in 2008 are ($ amounts in thousands):

SERP 2008
Prior service cost (benefit)	$(11)
Net actuarial loss (gain)	596

Total	$585

The measurement date used to determine the current year’s benefit obligation was December 31, 2007.

Key assumptions used for the actuarial calculations to determine benefit obligations for our SERP at December 31, 2007, and 2006, were as follows:

	2007	2006
Discount rate	6.25%	5.75%
Salary increases	5.50%	5.50%

We determine the discount rate for the SERP by using a Discounted Cash Flow approach, which incorporates the timing of each expected future benefit payment. We estimate future benefit payments based on the SERP’s census data, benefit formula and provisions, and valuation assumptions reflecting the probability of decrement and survival. We then determine the present value of the future benefit payments by using duration-based interest rate yields from the Citibank Pension Discount Curve as of December 31, 2007, and solving for the single discount rate that produces the same present value.

Key assumptions used for the actuarial calculations to determine net periodic benefit cost for the SERP for the years ended December 31, 2007, 2006, and 2005, were:

	2007	2006	2005
Discount rate	5.75%	5.50%	5.75%
Salary increases	5.50%	5.50%	5.50%

The SERP is not funded; therefore, no contributions will be made in 2008 except for the payment of benefits, as described below. We do not expect any refunds from the SERP during 2008. Estimated future benefit payments reflecting expected future services for the years ended December 31 are ($ amounts in thousands):

Payments
2008	$1,475
2009	1,506
2010	1,557
2011	1,611
2012	418
2013-2017	3,002

The net periodic benefit expense for the year ending December 31, 2008, is expected to be approximately $2,010,000.

Note 16—Segment Information

We have identified two primary operating segments: Traditional Funding, Investments and Deposit Products (“TFIDP”), and MPP, based on our method of internal reporting. The products and services presented reflect the manner in which financial information is evaluated by management. MPP income is derived primarily from the difference, or spread, between the interest income earned on mortgage loans, including the direct effects of premium and discount amortization in accordance with SFAS 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (“SFAS 91”), and the borrowing cost related to those loans. TFIDP includes the effects of premium and discount amortization, the impact of net interest settlements related to interest rate exchange agreements, interest income on Advances, investments (including MBS), and the borrowing costs related to those assets. TFIDP also includes the costs related to holding deposit products for members and other miscellaneous borrowings as well as all other miscellaneous income and expense not associated with the MPP.

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

The following table sets forth our financial performance by operating segment for the years ended December 31, 2007, 2006, and 2005 ($ amounts in thousands):

2007	TFIDP	MPP	Total
Net Interest Income	$166,544	$40,358	$206,902
Other income (loss)	2,122	(435)	1,687
Other expenses	38,725	2,877	41,602

Income Before Assessments	129,941	37,046	166,987

AHP	11,344	3,024	14,368
REFCORP	23,720	6,804	30,524

Total assessments	35,064	9,828	44,892

Net Income	$94,877	$27,218	$122,095

2007
Total assets	$46,659,694	$9,396,757	$56,056,451

2006	TFIDP	MPP	Total
Net Interest Income	$161,009	$43,992	$205,001
Other income (loss)	(197)	(1,392)	(1,589)
Other expenses	38,688	3,955	42,643

Income Before Assessments	122,124	38,645	160,769

AHP	10,303	3,155	13,458
REFCORP	22,364	7,098	29,462

Total assessments	32,667	10,253	42,920

Net Income	$89,457	$28,392	$117,849

2006
Total assets	$36,848,234	$10,020,670	$46,868,904

2005	TFIDP	MPP	Total
Net Interest Income	$164,112	$59,601	$223,713
Other income (loss)	29,003	(4,048)	24,955
Other expenses	36,876	3,937	40,813

Income Before Assessments	156,239	51,616	207,855

AHP	12,911	4,214	17,125
REFCORP	28,666	9,480	38,146

Total assessments	41,577	13,694	55,271

Net Income	$114,662	$37,922	$152,584

2005
Total assets	$38,551,776	$9,540,145	$48,091,921

Note 17—Estimated Fair Values

We determined estimated fair value amounts by using available market information and our assumptions of appropriate valuation models. These estimates are based on pertinent information available to us as of December 31, 2007, and 2006. Because of the assumptions used in the valuation process, there are inherent limitations in estimating the fair value of these instruments. For example, because an active secondary market does not exist for a portion of our financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions. The Fair Value Summary Tables presented below do not represent an estimate of the overall market value of us as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

Sensitivity to assumptions. Estimates of the fair value of our financial instruments such as Advances with options, mortgage instruments, derivatives with embedded options and bonds with options using the methods described below are based on the model used to value these instruments, available market information and underlying assumptions used in valuation methodologies. Assumptions related to future cash flows, prepayment speed assumptions, expected interest rate volatility, methods to determine possible distributions of future interest rates used to value options, and the selection of discount rates, etc. could have a significant impact on the resulting valuation estimates. These estimates are made as of a specific point in time and are susceptible to material near-term changes.

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

Advances and other loans. We determine the estimated fair value of Advances by calculating the present value of expected future cash flows from the Advances and excluding the amount of the accrued interest receivable. The discount rates used in these calculations are the replacement Advance rates for Advances with similar terms. In accordance with the Finance Board’s Advances regulations, Advances with a maturity and repricing period greater than six months require a prepayment fee sufficient to make us financially indifferent to the borrower’s decision to prepay the Advances. Therefore, the estimated fair value of Advances does not assume prepayment risk.

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

Derivative assets/liabilities. We base the estimated fair values of derivatives on available market prices of instruments with similar terms including accrued interest receivable and payable. However, active markets do not exist for many types of financial instruments. Consequently, fair values for these instruments must be estimated using discounted cash flow analysis and comparisons to similar instruments. Estimates developed using these methods are subjective and require judgments regarding matters such as the amount and timing of future cash flows, volatility of interest rates, and the selection of discount rates that appropriately reflect market and credit risks. The estimated fair values are based on our assumptions underlying the valuation model. Because these estimates are made as of a specific point in time, as market conditions change, these estimates may change. The fair values are netted by counterparty where such legal right exists. If these fair value amounts are positive, they are classified as an asset, or, if negative, a liability.

Rabbi trusts. Rabbi trust assets, included as a component of Other assets at December 31, 2007, and 2006, are carried at fair value based on quoted market prices as of the last business day of the year.

Deposits. All deposits at December 31, 2007, and 2006, were variable rate deposits. For such deposits, fair value approximates the carrying value.

Consolidated obligations. We determine the estimated fair value of COs based on our valuation models and available market information. The estimated cost of issuing debt includes non-interest selling costs.

Mandatorily redeemable capital stock. The fair value of capital subject to mandatory redemption is generally at par value. Fair value also includes estimated dividends earned at the time of reclassification from equity to liabilities, until such amount is paid, and any subsequently declared stock dividend. Stock can only be acquired by members at par value and redeemed at par value. Stock is not traded, and no market mechanism exists for the exchange of stock outside the cooperative structure.

Commitments. The estimated fair value of our letters of credit was immaterial at December 31, 2007, and 2006. The estimated fair value of commitments to extend credit for Advances is recorded when a pre-determined rate is established before settlement date.

Commitments to extend credit for mortgage loans. Certain mortgage loan purchase commitments are recorded at their fair value as Derivative assets or liabilities in the Statement of Condition.

The estimated fair value of the Bank’s commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair value of these fixed-rate loan commitments also takes into account the difference between the current forward interest rate and the committed interest rate.

The carrying value and estimated fair values of our financial instruments at December 31, 2007, were as follows ($ amounts in thousands):

2007 FAIR VALUE SUMMARY TABLE

Financial Instruments	Carrying Value	Net Unrealized Gains/(Losses)	Estimated Fair Value
Assets
Cash and due from banks	$7,255	$—	$7,255
Interest-bearing deposits	1,660,000	913	1,660,913
Federal funds sold	11,261,000	3,665	11,264,665
Held-to-maturity securities	6,714,909	(86,595)	6,628,314
Advances	26,769,633	106,228	26,875,861
Mortgage loans held for portfolio, net	9,396,757	(91,613)	9,305,144
Accrued interest receivable	193,552	—	193,552
Derivative assets	3,625	—	3,625
Rabbi trusts (included in Other assets)	15,541	—	15,541

Liabilities
Deposits	567,068	—	567,068
Consolidated Obligations
Discount notes	22,171,485	(243)	22,171,728
CO Bonds	30,253,735	(140,952)	30,394,687
Accrued interest payable	318,528	—	318,528
Derivative liabilities	296,214	—	296,214
Mandatorily redeemable capital stock	163,469	—	163,469

Other
Commitments to extend credit for Advances	—	43	43

The carrying value and estimated fair values of our financial instruments at December 31, 2006, were as follows ($ amounts in thousands):

2006 FAIR VALUE SUMMARY TABLE

Financial Instruments	Carrying Value	Net Unrealized Gains/(Losses)	Estimated Fair Value
Assets
Cash and due from banks	$15,022	$—	$15,022
Interest-bearing deposits	394,081	11	394,092
Federal funds sold	7,324,000	121	7,324,121
Held-to-maturity securities	6,544,392	(140,938)	6,403,454
Advances	22,282,257	3,248	22,285,505
Mortgage loans held for portfolio, net	10,020,670	(211,354)	9,809,316
Accrued interest receivable	136,309	—	136,309
Derivative assets	99,482	—	99,482
Rabbi trusts (included in Other assets)	16,479	—	16,479

Liabilities
Deposits	919,943	—	919,943
Consolidated Obligations
Discount notes	10,470,607	2,223	10,468,384
CO Bonds	32,843,983	181,070	32,662,913
Accrued interest payable	383,627	—	383,627
Derivative liabilities	63,370	—	63,370
Mandatorily redeemable capital stock	151,332	—	151,332

Other
Commitments to extend credit for Advances	—	—	—

Note 18—Commitments and Contingencies

As described in Note 11, as provided by the Bank Act or Finance Board regulation, COs are backed only by the financial resources of the Federal Home Loan Banks. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any Federal Home Loan Bank to repay all or a portion of the principal and interest on COs for which another Federal Home Loan Bank is the primary obligor. No Federal Home Loan Bank has had to assume or pay the CO of another Federal Home Loan Bank since COs began being issued.

We considered the guidance under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others-an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (“FIN 45”), and determined it was not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligations are mandated by Finance Board regulations and are not the result of arms-length transactions among the Federal Home Loan Banks. The Federal Home Loan Banks have no control over the amount of the guaranty or the determination of how each Federal Home Loan Bank would perform under the joint and several liability. Because the Federal Home Loan Banks are subject to the authority of the Finance Board as it relates to decisions involving the allocation of the joint and several liability for each of the Federal Home Loan Bank’s COs, our joint and several obligation is excluded from the initial recognition and measurement provisions of FIN 45. Accordingly, we do not recognize a liability for our joint and several obligation related to COs issued for the benefit of other Federal Home Loan Banks. The par amounts of the Federal Home Loan Banks’ outstanding COs, including COs held by other Federal Home Loan Banks were approximately $1,189.7 billion and $951.7 billion at December 31, 2007, and 2006, respectively.

Commitments that legally bind and unconditionally obligate us for additional Advances totaled approximately $10,910,000 and $18,366,000 at December 31, 2007, and 2006, respectively. Commitments generally are for periods up to 12 months. Based on management’s credit analyses and collateral requirements, we do not deem it necessary to record any additional liability on these commitments. Commitments are fully collateralized at the time of issuance (see Note 7).

Standby letters of credit are executed for members for a fee. A standby letter of credit is a financing arrangement between the Bank and one of our members. If we are required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized Advance to the member. Outstanding standby letters of credit were as follows ($ amounts in thousands):

	2007	2006
Outstanding notional	$226,387	$312,313
Original terms	11 months – 15 years	11 months – 15 years
Final expiration year	2016	2016

The value of the guarantees related to standby letters of credit entered into after 2002 are recorded in Other liabilities and amount to $1,349,000 at December 31, 2007. Based on management’s credit analyses and collateral requirements, we have not deemed it necessary to record any additional liability on these commitments. The estimated fair values of commitments as of December 31, 2007, and 2006, are reported in Note 17. We also had an outstanding commitment that unconditionally obligates us for additional letters of credit that totaled approximately $1,357,000 at December 31, 2007. There were no outstanding letters of credit commitments at December 31, 2006.

We had $158,282,000 of unused lines of credit available to members at December 31, 2007.

Future minimum rental payments required under our operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2007, are as follows ($ amounts in thousands):

2008	$140
2009	81
2010	9
2011	—
2012	—
Later years	—

Total	$230

As described in Note 1, for managing the inherent credit risk in MPP, participating members pay us credit enhancement fees in order to fund the LRA and pay SMI. The LRA is held to offset any losses that may occur. When a credit loss occurs, the accumulated LRA is used to cover the credit loss in excess of equity and primary mortgage insurance. Funds not used are returned to the member over time. The LRA amounted to $21,090,000 and $17,999,000 at December 31, 2007, and 2006, respectively. SMI provides additional coverage over and above losses covered by the LRA. Reserves for additional probable losses are provisioned through the allowance for credit losses. No allowance for credit losses was considered necessary at December 31, 2007, or December 31, 2006.

Commitments that unconditionally obligate us to fund/purchase mortgage loans totaled $40,204,000 and $10,907,000 at December 31, 2007, and 2006, respectively. Commitments are generally for periods not to exceed 91 days. Such commitments were recorded as derivatives at their fair value. The estimated fair value of commitments is reported in Note 17.

We generally execute derivatives with major banks and broker-dealers and generally enter into bilateral collateral agreements. We had not pledged any collateral at December 31, 2007, and 2006, respectively.

We committed to issue $69,500,000 par value of CO Bonds, none of which were hedged with associated interest rate swaps, and $243,775,000 par value of Discount notes that had traded but not settled as of December 31, 2007, compared to $100,000,000 and $66,820,000, respectively, as of December 31, 2006.

We are subject to legal proceedings arising in the normal course of business. Management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on our financial condition or results of operations. We are not aware of any pending or threatened litigation against us at this time.

Notes 7, 9, 11, 12, 14, and 15 discuss other commitments and contingencies.

Note 19—Transactions with Other Federal Home Loan Banks

Our activities with other Federal Home Loan Banks are summarized below, and have been identified in the Statement of Condition, Statement of Income, and Statement of Cash Flows.

Borrowings with other Federal Home Loan Banks. Occasionally, we loan (or borrow) short-term funds to (from) other Federal Home Loan Banks. There were no loans to or from other Federal Home Loan Banks outstanding at December 31, 2007, or 2006. Loans to other Federal Home Loan Banks and principal repayments of these loans during the years ended December 31, 2007, 2006, and 2005, were as follows ($ amounts in thousands):

	2007	2006	2005
Loans to other Federal Home Loan Banks and related principal repayments	$628,000	$100,000	$945,000
Interest income earned from other Federal Home Loan Banks	92	14	73

Borrowings from other Federal Home Loan Banks and principal repayments on these loans during the years ended December 31, 2007, 2006, and 2005, were as follows ($ amounts in thousands):

	2007	2006	2005
Borrowings from other Federal Home Loan Banks and related principal repayments	$5,000	$257,000	$355,000
Interest expense incurred to other Federal Home Loan Banks	1	38	26

Investments in other Federal Home Loan Bank Consolidated Obligations. Our available-for-sale investment securities portfolio included purchases of CO Bonds for which other Federal Home Loan Banks are the primary obligors. All of these CO Bonds were purchased in the open market from third parties and are accounted for in the same manner as other similarly classified investments. We recorded gross interest income of approximately $0, $0, and $8.8 million for years ended December 31, 2007, 2006, and 2005, respectively, on these investments in CO Bonds on which another Federal Home Loan Bank is the primary obligor.

Assumption of other Federal Home Loan Bank Consolidated Obligations. We may, from time to time, assume the outstanding primary liability of another Federal Home Loan Bank rather than issue new debt for which we are the primary obligor although we have recorded no such transfers during the years ended December 31, 2007, 2006, and 2005. We account for these transfers in the same manner as we account for new debt issuances (see Note 11).

Note 20—Transactions with Shareholders

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

In addition, included in our held-to-maturity investment portfolio are purchases of MBS issued by shareholders or their affiliates. The MBS amounts outstanding at December 31, 2007, and 2006 are presented in Note 6.

As provided by statute, the only voting rights conferred upon our members are for the election of directors. In accordance with the Bank Act and Finance Board regulations, members elect a majority of our Board of Directors. The remaining directors are appointed by the Finance Board. Under the statute and regulations, each elective directorship is designated to one of the two states in our district, and each member is entitled to vote only for candidates for the state in which the member’s principal place of business is located. A member is entitled to cast, for each applicable directorship, one vote for each share of capital stock that the member is required to hold, subject to a statutory limitation. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of our capital stock that were required to be held by all members in that state as of the record date for voting. Previous member stockholders are not entitled to cast votes for the election of directors. At December 31, 2007, and 2006, no member owned more than 10% of the voting interests of our Bank due to statutory limits on members’ voting rights as discussed above.

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

Transactions with Directors’ Financial Institutions. We provide, in the ordinary course of business, products and services to members whose officers or directors may serve on our Board of Directors (“Directors’ Financial Institutions”). Finance Board regulations require that transactions with Directors’ Financial Institutions be made on the same terms as those with any other member. As of December 31, 2007, and 2006, we had Advances and capital stock outstanding (including mandatorily redeemable capital stock) to Directors’ Financial Institutions as follows ($ amounts in thousands):

	Advances ($ at par)	% of Advances outstanding	Capital Stock ($ at par)	% of Capital Stock outstanding
December 31, 2007	$1,545,920	5.9%	$103,775	4.8%
December 31, 2006	$1,094,314	4.9%	$97,152	5.0%

During the years ended December 31, 2007, 2006, and 2005, we acquired mortgage loans from Directors’ Financial Institutions as follows ($ amounts in thousands):

	For the Year Ended December 31,
	2007	2006	2005
Mortgage Loans originated by Directors’ Financial Institutions	$11,403	$366,941	$705,587

The decrease in Mortgage Loans originated by Directors’ Financial Institutions from the years ended 2005 and 2006, to the corresponding period for 2007 are substantially due to one Director’s Financial Institution not selling any mortgage loans to us in 2007.

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Organization Certificate of the Federal Home Loan Bank of Indianapolis, incorporated by reference to our Registration Statement on Form 10 filed February 14, 2006

3.2*	Bylaws of the Federal Home Loan Bank of Indianapolis, incorporated by reference to our Registration Statement on Form 10 filed February 14, 2006

4*	Capital Plan of the Federal Home Loan Bank of Indianapolis, incorporated by reference to our Registration Statement on Form 10 filed February 14, 2006

10.1	Federal Home Loan Bank of Indianapolis 2008 Executive Incentive Compensation Plan

10.2*	Federal Home Loan Bank of Indianapolis Supplemental Executive Thrift Plan (with trust), as amended, incorporated by reference to our Quarterly Report on Form 10-Q filed on November 13, 2007

10.3*	Federal Home Loan Bank of Indianapolis Supplemental Executive Retirement Plan (with trust), as amended, incorporated by reference to our Quarterly Report on Form 10-Q filed on November 13, 2007

10.4*	Directors’ Deferred Compensation Plan (with trust), as amended, incorporated by reference to our Quarterly Report on Form 10-Q filed on November 13, 2007

10.5	Directors’ Compensation and Travel Expense Reimbursement Policy effective January 2008

10.6*	Form of Key Employee Severance Agreement for Executive Officers, incorporated by reference to our Current Report on Form 8-K, filed on November 20, 2007

10.7*	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2006

12	Computation of Ratios of Earnings to Fixed Charges

14.1*	Code of Conduct for Directors, Officers, Employees and Advisory Council Members, effective October 1, 2007, incorporated by reference to our Quarterly Report on From 10-Q filed November 13, 2007

31.1	Certification of the President – Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Senior Vice President – Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President – Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Senior Vice President – Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Notice of Election of Directors incorporated by reference to our Current Report on Form 8-K filed on November 1, 2007

99.2*	Notice of Disqualification of Director, incorporated by reference to our Current Report on Form 8-K filed on January 3, 2008

99.3*	Notice of Election/Appointment of Directors, incorporated by reference to our Current Report on Form 8-K filed on February 22, 2008

99.4*	Notice of Election/Appointment of Directors, incorporated by reference to our Current Report on Form 8-K filed on March 20, 2008

*	These documents are incorporated by reference.

1