Form 10-Q
period 2008-03-31
Federal Home Loan Bank of Indianapolis
filed 2008-05-12
CIK 1331754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2008
Class B Stock, par value $100	23,133,277

Federal Home Loan Bank of Indianapolis

Form 10-Q

As used in this Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “FHLBI,” and the “Bank” refer to the Federal Home Loan Bank of Indianapolis.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Federal Home Loan Bank of Indianapolis

Statements of Condition

($ and share amounts in thousands, except par value)	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)
Assets
Cash and due from banks	$14,899	$7,255
Interest-bearing deposits	727,000	1,660,000
Federal funds sold, members and non-members	10,080,000	11,261,000
Available-for-sale securities, (a), non-members (Note 3)	659,142	—
Held-to-maturity securities (b), members and non-members (Note 4)	7,019,464	6,714,909
Advances to members (Note 5)	30,604,792	26,769,633
Mortgage loans held for portfolio, net (Note 6)	9,259,416	9,396,757
Accrued interest receivable	189,237	193,552
Premises, software, and equipment, net	9,322	9,578
Derivative assets (Note 7)	10,564	1,926
Other assets	40,029	40,142

Total assets	$58,613,865	$56,054,752

Liabilities and Capital
Deposits (Note 8)
Interest-bearing deposits	$1,042,041	$555,593
Non-interest-bearing deposits	1,797	1,279

Total deposits	1,043,838	556,872

Consolidated obligations, net (Note 9)
Discount notes	22,137,381	22,171,485
CO Bonds	31,696,682	30,253,735

Total consolidated obligations, net	53,834,063	52,425,220

Accrued interest payable	354,558	318,494
Affordable Housing Program	31,683	30,300
Payable to REFCORP	10,755	9,463
Derivative liabilities (Note 7)	637,477	304,745
Mandatorily redeemable capital stock (Note 10)	206,034	163,469
Other liabilities	229,799	47,257

Total liabilities	56,348,207	53,855,820

Commitments and contingencies (Note 5,7,9,10,13)
Capital (Note 10)
Capital stock-Class B-1 putable ($100 par value) issued and outstanding shares: 20,532 and 20,029, respectively	2,053,159	2,002,862
Capital stock-Class B-2 putable ($100 par value) issued and outstanding shares: 0.01 and 0.01, respectively	1	1

Total Capital stock putable ($100 par value) issued and outstanding shares: 20,532.01 and 20,029.01, respectively	2,053,160	2,002,863
Retained earnings	221,566	202,111
Accumulated other comprehensive income (loss)	(9,068)	(6,042)

Total capital	2,265,658	2,198,932

Total liabilities and capital	$58,613,865	$56,054,752

(a)	Amortized cost: $656,739 and $0 at March 31, 2008, and December 31, 2007, respectively.

(b)	Fair values: $6,874,369 and $6,628,314 at March 31, 2008, and December 31, 2007, respectively.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis

Statements of Income

(Unaudited)

	For the Three Months Ended March 31,
($ amounts in thousands)	2008	2007
Interest Income
Advances to members	$293,056	$305,363
Prepayment fees on Advances, net	146	1,802
Interest-bearing deposits	13,790	5,030
Federal funds sold, members and non-members	104,118	97,602
Available-for-sale securities	162	—
Held-to-maturity securities, members and non-members	81,317	74,655
Mortgage loans held for portfolio	121,656	130,995
Loans to other Federal Home Loan Banks	—	15

Total interest income	614,245	615,462

Interest Expense
Discount notes	180,402	148,170
CO Bonds	355,799	405,290
Deposits	6,471	12,685
Securities sold under agreements to repurchase	3	—
Mandatorily redeemable capital stock	2,497	1,951
Other borrowings	3	—

Total interest expense	545,175	568,096

Net Interest Income	69,070	47,366

Other Income (Loss)
Service fees	312	335
Net gains (losses) on derivatives and hedging activities	(401)	722
Other, net	338	276

Total other income (loss)	249	1,333

Other Expense
Compensation and benefits	6,840	8,914
Other operating expenses	2,120	2,133
Finance Board	419	408
Office of Finance	444	411
Other	314	543

Total other expense	10,137	12,409

Income Before Assessments	59,182	36,290

Assessments
Affordable Housing Program	5,086	3,161
REFCORP	10,819	6,626

Total assessments	15,905	9,787

Net Income	$43,277	$26,503

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis

Statements of Capital

(Unaudited)

	Capital Stock Class B-1 Putable		Capital Stock Class B-2 Putable		Retained Earnings	Accumulated Other Comprehensive Income	Total Capital
($ and share amounts in thousands)	Shares	Par Value	Shares	Par Value
Balance, December 31, 2006	17,935	$1,793,511	—	$1	$166,622	$(5,420)	$1,954,714
Proceeds from sale of capital stock	876	87,595	—	—			87,595
Net shares reclassified to mandatorily redeemable capital stock	—	—	—	—			—
Comprehensive income:
Net income					26,503		26,503
Other comprehensive income:
Net unrealized loss on available-for-sale securities						—	—
Pension and postretirement benefits						(1,184)	(1,184)

Total comprehensive income (loss)					26,503	(1,184)	25,319

Mandatorily redeemable capital stock distributions					(7)		(7)
Dividends on capital stock
Cash (5.00%)					(23,192)		(23,192)

Balance, March 31, 2007	18,811	$1,881,106	—	$1	$169,926	$(6,604)	$2,044,429

	Capital Stock Class B-1 Putable		Capital Stock Class B-2 Putable		Retained Earnings	Accumulated Other Comprehensive Income	Total Capital
($ and share amounts in thousands)	Shares	Par Value	Shares	Par Value
Balance, December 31, 2007 (audited)	20,029	$2,002,862	—	$1	$202,111	$(6,042)	$2,198,932
Proceeds from sale of capital stock	927	92,690	—	—			92,690
Net shares reclassified to mandatorily redeemable capital stock	(424)	(42,393)	—	—			(42,393)
Comprehensive income:
Net Income					43,277		43,277
Other comprehensive income:
Net unrealized loss on available-for-sale securities						(3,026)	(3,026)
Pension and postretirement benefits						—	—

Total comprehensive income (loss)					43,277	(3,026)	40,251

Mandatorily redeemable capital stock distributions					(175)		(175)
Dividends on capital stock
Cash (4.75%)					(23,647)		(23,647)

Balance, March 31, 2008	20,532	$2,053,159	—	$1	$221,566	$(9,068)	$2,265,658

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
($ amounts in thousands)	2008	2007
Operating Activities
Net Income	$43,277	$26,503

Adjustments to reconcile Net income to net cash provided by (used in) operating activities
Depreciation and amortization
Net premiums and discounts on consolidated obligations	(21,166)	11,652
Net premiums and discounts on investments	(4,135)	(3,175)
Net premiums and discounts on mortgage loans	2,214	1,337
Concessions on CO bonds	5,211	1,408
Fees on derivatives, included as a component of derivative value	(2,576)	(1,149)
Net deferred gain on derivatives	(45)	(42)
Premises, software, and equipment	317	363
Other fees and amortization	407	982
Net realized gain on disposal of premises, software, and equipment	(5)	—
(Gain) loss due to change in net fair value adjustment on derivative and hedging activities	1,406	(1,467)
Net change in:
Accrued interest receivable	4,263	11,322
Net derivatives – net accrued interest	(43,298)	(34,489)
Other assets	3,963	10,133
Affordable Housing Program liability and discount on AHP Advances	1,383	877
Accrued interest payable	36,030	3,498
Payable to REFCORP	1,292	755
Other liabilities	(544)	(6,911)

Total adjustments	(15,283)	(4,906)

Net cash provided by operating activities	27,994	21,597

Investing Activities
Net change in:
Interest-bearing deposits	905,456	(907,037)
Federal funds sold, members and non-members	1,181,000	(1,396,000)
Premises, software, and equipment	(56)	(15)
Held-to-maturity securities:
Proceeds from maturities of long-term held-to-maturity securities, members and non-members	330,902	228,968
Purchases of long-term held-to-maturity securities, members and non-members	(631,270)	—
Available-for-sale securities:
Purchases of available-for-sale securities, non-members	(473,705)	—
Advances to members:
Principal collected on Advances	12,549,854	21,405,016
Advances made	(15,916,102)	(21,146,746)
Mortgage loans held for portfolio:
Principal collected	311,589	273,575
Mortgage loans purchased	(177,307)	(211,605)
Other Federal Home Loan Banks:
Principal collected on loans to other Federal Home Loan Banks	—	100,000
Loans to other Federal Home Loan Banks	—	(100,000)

Net cash used in investing activities	(1,919,639)	(1,753,844)

Federal Home Loan Bank of Indianapolis

Statements of Cash Flows, continued

(Unaudited)

	For the Three Months Ended March 31,
($ amounts in thousands)	2008	2007
Financing Activities
Net change in:
Deposits	476,770	239,971
Net proceeds from issuance of consolidated obligations
Discount notes	287,226,422	222,584,766
CO Bonds	10,838,803	3,792,773
Payments for maturing and retiring consolidated obligations
Discount notes	(287,237,321)	(220,546,128)
CO Bonds	(9,513,130)	(4,407,905)
Net proceeds on derivative contracts with financing elements	38,705	—
Other Federal Home Loan Banks:
Borrowings from other Federal Home Loan Banks	5,000	—
Maturities of borrowings from other Federal Home Loan Banks	(5,000)	—
Proceeds from issuance of capital stock	92,690	87,595
Payments for redemption of mandatorily redeemable capital stock	(3)	(142)
Cash dividends paid	(23,647)	(23,192)

Net cash provided by financing activities	1,899,289	1,727,738

Net increase (decrease) in cash and cash equivalents	7,644	(4,509)
Cash and cash equivalents at beginning of the year	7,255	15,022

Cash and cash equivalents at end of the year	$14,899	$10,513

Supplemental Disclosures
Interest paid	$332,800	$452,269
Affordable Housing Program payments, net	3,703	2,284
REFCORP payments	9,527	5,871

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three Months Ended March 31, 2008, and 2007 is Unaudited

Note 1 — Summary of Significant Accounting Policies and Basis of Presentation

The significant accounting policies and the financial condition and results of operations for the Federal Home Loan Bank of Indianapolis as of December 31, 2007, are contained in our Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 on March 24, 2008 (“Form 10-K”). The accompanying unaudited financial statements as of and for the three months ended March 31, 2008, should be read in conjunction with the Form 10-K. In the opinion of our management, the accompanying financial statements contain all adjustments necessary (consisting of only normal recurring adjustments) for a fair statement of the results of operations and financial condition for the interim period ended March 31, 2008, and conform with accounting principles generally accepted in the United States of America (“GAAP”) as they apply to interim financial statements. The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results to be expected for any subsequent period or entire year.

The preparation of financial statements requires management to make assumptions and estimates. These assumptions and estimates affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates.

We have included descriptions of significant accounting policies in Note 1 to our 2007 Financial Statements in our Form 10-K. There have been no significant changes to these policies as of March 31, 2008, except as follows:

Cash Collateral. In accordance with Financial Accounting Standards Board (“FASB”) Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”), we offset the fair value amounts recognized for the right to reclaim cash collateral (held by the counterparty) or the obligation to return cash collateral (held from the counterparty) against the net derivative position with the same counterparty under a master netting arrangement. We do not have any such cash collateral that has not been offset against net derivative positions.

Certain reclassifications have been made in the prior-year financial statements to conform to current presentation as a result of our application of FSP FIN 39-1. Our adoption of FSP FIN 39-1 at January 1, 2008, had the following impact on the Statement of Condition as of December 31, 2007:

	As reported at December 31, 2007 (shown in our Form 10-K)	December 31, 2007 balances upon adoption of FSP FIN 39-1 (shown in this Form 10-Q)	Increase (Decrease)
Derivative assets	$3,625	$1,926	$(1,699)
Interest-bearing deposits	565,789	555,593	(10,196)
Accrued interest payable	318,528	318,494	(34)
Derivative liabilities	296,214	304,745	8,531

Note 2 — Recently Issued Accounting Standards and Interpretations

SFAS 157. On September 15, 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). In defining fair value, SFAS 157 retains the exchange price notion in earlier definitions of fair value. However, the definition focuses on the price that would be received to sell an asset or paid to transfer a liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 applies whenever other accounting pronouncements require or permit fair value measurements. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 also establishes a fair value hierarchy that prioritizes the information used to develop assumptions used to determine the exit price.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three Months Ended March 31, 2008, and 2007 is Unaudited

SFAS 157 establishes valuation techniques that are used to measure fair value. To increase consistency and comparability in fair value measurements and related disclosures, the fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

•	Level 1 - quoted prices in active markets for identical assets or liabilities,

•	Level 2 - directly or indirectly observable inputs other than quoted prices, and

•	Level 3 - unobservable inputs.

SFAS 157 requires disclosures detailing (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value, and (3) the effect of fair value measurements on earnings, as applicable. Our adoption of SFAS 157 effective January 1, 2008, did not have an impact on our Retained earnings balance.

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

Issue E23. In January 2008, the FASB issued Statement 133 Implementation Issue No. E23, Issues Involving the Application of the Shortcut Method under Paragraph 68 (“Issue E23”). Issue E23 amends Statement 133 to explicitly permit use of the shortcut method for those hedging relationships in which (1) the interest rate swap has a nonzero fair value at the inception of the hedging relationship, attributable solely to differing prices within the bid-ask spread, and/or (2) the hedged item has a trade date that differs from its settlement date because of generally established conventions in the marketplace in which the transaction to acquire or issue the hedged item is executed. Issue E23 is effective for hedging relationships designated on or after January 1, 2008. At adoption, pre-existing hedging relationships utilizing the shortcut method which did not meet the requirements of Issue 23 as of the inception of the hedging relationship must be dedesignated prospectively. The effect of applying hedge accounting prior to the effective date may not be reversed. A hedging relationship that does not qualify for the shortcut method based on Issue E23 could be redesignated without the application of the shortcut method if that hedging relationship meets the applicable requirements of Statement 133. Our adoption of Issue E23 did not have a material impact on our results of operations or financial condition.

SFAS 161. On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 (January 1, 2009, for the Bank), with earlier adoption allowed. Management is evaluating whether our adoption of SFAS 161 will have a material impact on our financial statement disclosures.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three Months Ended March 31, 2008, and 2007 is Unaudited

Note 3 — Available-for-Sale Securities

Major Security Types. Available-for-sale securities (AAA rated agency debentures) purchased from non-member counterparties as of March 31, 2008, were as follows ($ amounts in thousands).

	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government Sponsored Enterprises (“GSEs”)	$656,739	$2,403	$—	$659,142

Total	$656,739	$2,403	$—	$659,142

There were no available-for-sale securities outstanding as of December 31, 2007.

Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at March 31, 2008, and December 31, 2007, are shown below ($ amounts in thousands). All of the available-for-sale securities pay a fixed rate of interest.

	March 31, 2008		December 31, 2007
Year of Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	656,739	659,142	—	—

Total	$656,739	$659,142	$—	$—

Gains and Losses. There were no sales of available-for-sale securities during the three months ended March 31, 2008, and 2007.

Note 4 — Held-to-Maturity Securities

Major Security Types. Held-to-maturity securities purchased from non-member counterparties and members and their affiliates as of March 31, 2008, were as follows ($ amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency obligations	$2,530	$44	$—	$2,574
MBS and ABS:
U.S. agency obligations – guaranteed	20,606	92	—	20,698
GSEs	1,432,587	10,360	(8,105)	1,434,842
Other (1)	5,563,741	6,621	(154,107)	5,416,255

Total	$7,019,464	$17,117	$(162,212)	$6,874,369

(1)	Included in other Mortgage Backed Securities (“MBS”) and Asset Backed Securities (“ABS”) are securities issued by affiliates of members.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three Months Ended March 31, 2008, and 2007 is Unaudited

A summary of the MBS issued by affiliates of members as of March 31, 2008, follows ($ amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Mortgage Securities	$134,075	$70	$(3,208)	$130,937

Held-to-maturity securities purchased from non-member counterparties and members and their affiliates as of December 31, 2007, were as follows ($ amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency obligations	$3,720	$34	$—	$3,754
MBS and ABS:
U.S. agency obligations – guaranteed	23,671	28	(33)	23,666
GSEs	848,526	1,902	(17,110)	833,318
Other (1)	5,838,992	13,539	(84,955)	5,767,576

Total	$6,714,909	$15,503	$(102,098)	$6,628,314

(1)	Included in other MBS and ABS are securities issued by affiliates of members.

A summary of the MBS issued by affiliates of members as of December 31, 2007, follows ($ amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Mortgage Securities	$138,361	$818	$(1,714)	$137,465

The following tables summarize the held-to-maturity securities with unrealized losses as of March 31, 2008, and December 31, 2007 ($ amounts in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
March 31, 2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS and ABS
U.S. agency obligations – guaranteed	$—	$—	$—	$—	$—	$—
GSEs	281,204	(3,155)	363,018	(4,950)	644,222	(8,105)
Other (1)	3,235,619	(57,574)	1,419,365	(96,533)	4,654,984	(154,107)

Total temporarily impaired	$3,516,823	$(60,729)	$1,782,383	$(101,483)	$5,299,206	$(162,212)

(1)	Included in the column for Unrealized Losses Less than 12 months are two securities we purchased from Bank of America Mortgage Securities, an affiliate of a member, with an amortized cost of $80.6 million and a market value of $80.0 million. Included in the column for Unrealized Losses 12 months or more is a security we purchased from Bank of America Mortgage Securities, an affiliate of a member, with an amortized cost of $52.2 million and a market value of $49.6 million.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three Months Ended March 31, 2008, and 2007 is Unaudited

	Less than 12 months		12 months or more		Total
December 31, 2007	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS and ABS
U.S. agency obligations – guaranteed	$—	$—	$20,724	$(33)	$20,724	$(33)
GSEs	—	—	603,326	(17,110)	603,326	(17,110)
Other (1)	553,179	(3,808)	3,143,443	(81,147)	3,696,622	(84,955)

Total temporarily impaired	$553,179	$(3,808)	$3,767,493	$(98,290)	$4,320,672	$(102,098)

(1)	Included in the column for Unrealized Losses 12 months or more were two securities we purchased from Bank of America Mortgage Securities, an affiliate of a member, with an amortized cost of $76.1 million and a market value of $74.4 million.

Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at March 31, 2008, and December 31, 2007, are shown below ($ amounts in thousands). Expected maturities of some securities and MBS and ABS may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	March 31, 2008		December 31, 2007
Year of Maturity	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$872	$860	$869	$860
Due after 10 years	1,702	1,670	2,885	2,860
MBS and ABS	6,871,795	7,016,934	6,624,560	6,711,189

Total	$6,874,369	$7,019,464	$6,628,314	$6,714,909

The amortized cost of our MBS and ABS classified as held-to-maturity includes net discounts of $32,823,000 and $34,034,000 at March 31, 2008, and December 31, 2007, respectively.

Interest Rate Payment Terms. The following table details interest rate payment terms for investment securities classified as held-to-maturity at March 31, 2008, and December 31, 2007 ($ amounts in thousands):

	March 31, 2008	December 31, 2007
Amortized cost of held-to-maturity state or local housing agency securities
Fixed rate	$2,530	$3,720
Amortized cost of held-to-maturity MBS and ABS
Pass-through securities
Fixed rate	300	517
Variable rate	2,756	2,914
Collateralized mortgage obligations
Fixed rate	6,982,118	6,674,853
Variable rate	31,760	32,905

Total	$7,019,464	$6,714,909

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three Months Ended March 31, 2008, and 2007 is Unaudited

Note 5 — Advances to Members

Redemption Terms. At March 31, 2008, and December 31, 2007, we had Advances to members (“Advances”) outstanding, including Affordable Housing Program (“AHP”) Advances, at interest rates ranging from 1.82% to 8.34%, and 2.37% to 8.34%, respectively, as summarized below ($ amounts in thousands).

	March 31, 2008		December 31, 2007
Year of Contractual Maturity	Amount	WAIR %(1)	Amount	WAIR %(1)
Overdrawn demand deposit accounts	$74	4.25	$4,842	5.75
Due in 1 year or less	9,170,668	3.24	8,718,260	4.21
Due after 1 year through 2 years	3,882,473	4.56	3,224,175	4.62
Due after 2 years through 3 years	4,469,969	4.64	3,954,541	4.93
Due after 3 years through 4 years	2,137,842	4.84	1,994,265	5.00
Due after 4 years through 5 years	3,919,132	3.99	3,600,640	4.38
Thereafter	6,186,696	4.37	4,903,736	4.99
Index amortizing Advances	186	7.62	333	7.27

Total par value	29,767,040	4.07	26,400,792	4.60
Unamortized discount on AHP Advances	(240)		(251)
Unamortized discount on Advances	(435)		(461)
SFAS 133 hedging adjustments	830,149		360,875
Other adjustments (2)	8,278		8,678

Total	$30,604,792		$26,769,633

(1)	Weighted Average Interest Rate

(2)	Other adjustments include deferred prepayment fees being recognized through the payment on the new Advance.

The following table summarizes Advances at March 31, 2008, and December 31, 2007, by the earlier of the year of contractual maturity or next call date ($ amounts in thousands):

Year of Contractual Maturity or Next Call Date	March 31, 2008	December 31, 2007
Overdrawn demand deposit accounts	$74	$4,842
Due in 1 year or less	9,302,513	8,718,260
Due after 1 year through 2 years	3,882,473	3,224,175
Due after 2 years through 3 years	4,469,969	3,954,541
Due after 3 years through 4 years	2,137,842	1,994,265
Due after 4 years through 5 years	3,871,182	3,600,640
Thereafter	6,102,801	4,903,736
Index amortizing Advances	186	333

Total par value	$29,767,040	$26,400,792

The following table summarizes Advances at March 31, 2008, and December 31, 2007, by the earlier of the year of contractual maturity or next put date ($ amounts in thousands):

Year of Contractual Maturity or Next Put Date	March 31, 2008	December 31, 2007
Overdrawn demand deposit accounts	$74	$4,842
Due in 1 year or less	13,663,669	12,646,310
Due after 1 year through 2 years	4,226,973	3,659,675
Due after 2 years through 3 years	3,558,669	2,976,691
Due after 3 years through 4 years	1,973,342	1,829,765
Due after 4 years through 5 years	818,431	1,035,440
Thereafter	5,525,696	4,247,736
Index amortizing Advances	186	333

Total par value	$29,767,040	$26,400,792

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three Months Ended March 31, 2008, and 2007 is Unaudited

Interest Rate Payment Terms. The following table details interest rate payment terms for Advances at March 31, 2008, and December 31, 2007 ($ amounts in thousands):

Par value of Advances	March 31, 2008	December 31, 2007
Fixed rate	$25,569,178	$23,431,872
Variable rate	4,197,862	2,968,920

Total	$29,767,040	$26,400,792

Note 6 — Mortgage Loans Held for Portfolio

The Mortgage Purchase Program (“MPP”) involves the investment in mortgage loans that are purchased directly from our participating members. The total loans represent held-for-portfolio loans under the MPP whereby our members originate or acquire certain home mortgage loans that are then sold to us. See Note 14 for detailed information on transactions with related parties. The following table presents information as of March 31, 2008, and December 31, 2007, on Mortgage loans held for portfolio, net ($ amounts in thousands):

Real Estate Mortgages	March 31, 2008	December 31, 2007
Fixed-rate medium-term(1) single-family mortgages	$1,382,882	$1,407,128
Fixed-rate long-term(2) single-family mortgages	7,848,914	7,959,694

Total mortgage loans held for portfolio, par value	9,231,796	9,366,822
Unamortized premiums.	53,982	56,025
Unamortized discounts	(45,144)	(46,831)
SFAS 133 hedging adjustments	18,782	20,741

Mortgage loans held for portfolio, net	$9,259,416	$9,396,757

(1)	Medium-term is defined as an original term of 15 years or less.

(2)	Long-term is defined as an original term greater than 15 years.

The following table details the Total mortgage loans held for portfolio, par value outstanding at March 31, 2008, and December 31, 2007 ($ amounts in thousands):

	March 31, 2008	December 31, 2007
FHA loans	$773,824	$800,169
Conventional loans	8,457,972	8,566,653

Total mortgage loans held for portfolio, par value	$9,231,796	$9,366,822

The allowance for credit losses was $0 at March 31, 2008, and December 31, 2007. The provision for credit losses was $0 for each of the three months ended March 31, 2008, and 2007. At March 31, 2008, and December 31, 2007, we had no recorded investments in impaired mortgage loans.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three Months Ended March 31, 2008, and 2007 is Unaudited

The following table presents changes in the lender risk account (“LRA”) for the three months ended March 31, 2008, and for the year ended December 31, 2007 ($ amounts in thousands):

	March 31, 2008	December 31, 2007
Balance of LRA at beginning of period	$21,090	$17,999
Collected through periodic interest payments	1,551	6,444
Disbursed for mortgage loan losses	(231)	(514)
Returned to the member	(990)	(2,839)

Balance of LRA at end of period	$21,420	$21,090

We are required to use secondary mortgage insurance (“SMI”) providers that are rated at least AA-. The following table presents the concentration of SMI insurance on our conventional loans and the related credit ratings of our SMI providers at March 31, 2008:

	% of portfolio	S&P Credit rating	Moody’s Credit rating	Fitch Credit rating
Mortgage Guaranty Insurance Corporation (“MGIC”)	87%	AA-	Aa2	AA
Genworth Residential Mortgage Insurance Corporation of North Carolina (“Genworth”)	13%	AA	Aa2	AA

Total	100%

Note 7 — Derivatives and Hedging Activities

Net gains (losses) on derivatives and hedging activities recorded in Other Income for the three months ended March 31, 2008, and 2007, were as follows ($ amounts in thousands):

	For the Three Months Ended March 31,
Net Gains (Losses) on Derivatives and Hedging Activities	2008	2007
Gains (losses) related to fair value hedge ineffectiveness	$(2,066)	$(68)
Gains (losses) on economic hedges	1,665	790

Net gains (losses) on derivatives and hedging activities	$(401)	$722

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three Months Ended March 31, 2008, and 2007 is Unaudited

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding at March 31, 2008, and December 31, 2007 ($ amounts in thousands):

	March 31, 2008		December 31, 2007
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Interest rate swaps
Fair value hedges	$35,426,273	$(747,223)	$30,416,890	$(340,500)
Economic hedges	419,090	2,084	494,183	296
Interest rate swaptions
Economic hedges	50,000	—	200,000	—
Interest rate futures/forwards
Economic hedges	50,100	(639)	38,800	(232)
Mortgage delivery commitments
Economic hedges	51,505	227	40,204	103

Total	$35,996,968	$(745,551)	$31,190,077	$(340,333)

Total derivatives excluding accrued interest		$(745,551)		$(340,333)
Accrued interest		91,043		47,744
Cash collateral held by (from) counterparty		27,595		(10,230)

Net derivative balances		$(626,913)		$(302,819)

Net derivative asset balances		$10,564		$1,926
Net derivative liability balances		(637,477)		(304,745)

Net derivative balances		$(626,913)		$(302,819)

Note 8 — Deposits

The average interest rates paid on average interest-bearing deposits was 2.83% and 5.11% for the three months ended March 31, 2008, and 2007, respectively.

The following table details Deposits as of March 31, 2008, and December 31, 2007 ($ amounts in thousands):

	March 31, 2008	December 31, 2007
Interest-bearing:
Demand and overnight	$973,019	$555,575
Other deposits	69,022	18

Total interest-bearing deposits	1,042,041	555,593

Non-interest-bearing:
Pass-thru deposit reserves	1,797	1,279

Total non-interest-bearing deposits	1,797	1,279

Total Deposits	$1,043,838	$556,872

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three Months Ended March 31, 2008, and 2007 is Unaudited

Note 9 — Consolidated Obligations

Redemption Terms. The following is a summary of our participation in Consolidated Obligation (“CO”) Bonds outstanding at March 31, 2008, and December 31, 2007, by year of contractual maturity ($ amounts in thousands):

	March 31, 2008		December 31, 2007
Year of Contractual Maturity	Amount	WAIR %	Amount	WAIR %
Due in 1 year or less	$8,469,270	3.80	$7,298,070	4.29
Due after 1 year through 2 years	5,627,450	4.22	4,994,880	4.65
Due after 2 years through 3 years	3,455,920	4.30	4,284,220	4.66
Due after 3 years through 4 years	2,541,750	4.55	1,900,950	4.98
Due after 4 years through 5 years	3,453,300	4.73	3,299,250	5.08
Thereafter	8,006,900	5.22	8,453,650	5.35

Total par value	31,554,590	4.45	30,231,020	4.83
Unamortized bond premiums	38,010		33,014
Unamortized bond discounts	(29,074)		(32,898)
SFAS 133 hedging adjustments	133,156		22,599

Total	$31,696,682		$30,253,735

Interest Rate Payment Terms. The following table details CO Bonds by interest rate payment type at March 31, 2008, and December 31, 2007 ($ amounts in thousands):

Par value of CO Bonds	March 31, 2008	December 31, 2007
Fixed rate	$29,869,590	$28,182,940
Step-up	1,465,000	1,703,080
Simple variable rate	100,000	155,000
Fixed that converts to variable	70,000	140,000
Variable that converts to fixed	50,000	50,000

Total par value	$31,554,590	$30,231,020

Our outstanding CO Bonds at March 31, 2008, and December 31, 2007, include ($ amounts in thousands):

Par value of CO Bonds	March 31, 2008	December 31, 2007
Non-callable	$13,055,220	$11,810,570
Callable	18,499,370	18,420,450

Total par value	$31,554,590	$30,231,020

The following table summarizes CO Bonds outstanding at March 31, 2008, and December 31, 2007, by year of contractual maturity or next call date ($ amounts in thousands):

Year of Contractual Maturity or Next Call Date	March 31, 2008	December 31, 2007
Due in 1 year or less	$23,242,640	$21,744,520
Due after 1 year through 2 years	3,088,450	2,813,800
Due after 2 years through 3 years	1,378,550	1,884,850
Due after 3 years through 4 years	805,750	457,950
Due after 4 years through 5 years	443,300	745,250
Thereafter	2,595,900	2,584,650

Total par value	$31,554,590	$30,231,020

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three Months Ended March 31, 2008, and 2007 is Unaudited

Discount Notes. Our participation in Discount notes, all of which are due within one year, was as follows ($ amounts in thousands):

	Book Value	Par Value	WAIR
March 31, 2008	$22,137,381	$22,188,616	2.46%
December 31, 2007	$22,171,485	$22,262,035	4.20%

Note 10 — Capital

We are subject to three capital requirements under our Capital Plan and Finance Board regulations. First, we must maintain at all times permanent capital in an amount at least equal to the sum of our credit risk capital requirement, our market risk capital requirement, and our operations risk capital requirement, calculated in accordance with the rules and regulations of the Finance Board. Only “permanent capital,” defined as Retained earnings and Class B Stock (including Mandatorily redeemable capital stock), satisfies the risk-based capital requirement. The Finance Board may require us to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined. In addition, we are required to maintain at all times at least a 4% total capital-to-asset ratio and at least a 5% leverage ratio, defined as the sum of permanent capital weighted 1.5 times, and non-permanent capital weighted 1.0 times, divided by Total assets. We were in compliance with the aforementioned capital rules and requirements during the reporting periods. The following table shows our compliance with the Finance Board’s capital requirements at March 31, 2008, and December 31, 2007 ($ amounts in thousands):

	March 31, 2008		December 31, 2007
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$452,834	$2,480,761	$439,867	$2,368,443
Total capital-to-asset ratio	4.00%	4.23%	4.00%	4.23%
Total capital	$2,344,555	$2,480,761	$2,242,190	$2,368,443
Leverage ratio	5.00%	6.35%	5.00%	6.34%
Leverage capital	$2,930,693	$3,721,141	$2,802,738	$3,552,664

The following table provides the number of former members and the related dollar amounts for activities recorded in Mandatorily redeemable capital stock during the three months ended March 31, 2008 ($ amounts in thousands):

	Number of Former Members	Amount
Beginning of period	16	$163,469
Due to mergers and acquisitions	3	42,393
Due to withdrawals	—	—
Redemptions/repurchases during the period	—	(3)
Accrued dividends classified as mandatorily redeemable	—	175

End of period	19	$206,034

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three Months Ended March 31, 2008, and 2007 is Unaudited

The following table shows the amount of excess and other stock subject to a redemption request by year of redemption at March 31, 2008, and December 31, 2007 ($ amounts in thousands):

Non-contractual Year of Redemption – Excess and Other Stock	March 31, 2008	December 31, 2007
Due in 1 year or less	$—	$—
Due after 1 year through 2 years	5,000	5,000
Due after 2 years through 3 years	10,000	—
Due after 3 years through 4 years	26,589	40,088
Due after 4 years through 5 years	9,387	11,150

Total	$50,976	$56,238

The following table shows the amount of Mandatorily redeemable capital stock by year of redemption at March 31, 2008, and December 31, 2007 ($ amounts in thousands):

Contractual Year of Redemption – Mandatorily Redeemable Capital Stock	March 31, 2008	December 31, 2007
Due in 1 year or less	$4,815	$4,643
Due after 1 year through 2 years	6,549	3,748
Due after 2 years through 3 years	1,082	3,883
Due after 3 years through 4 years	138,923	138,923
Due after 4 years through 5 years	54,665	12,272

Total	$206,034	$163,469

Capital Concentrations. The following table presents shareholder holdings of 10% or more of our total par value of capital stock including Mandatorily redeemable capital stock outstanding as of March 31, 2008, and December 31, 2007 ($ amounts in thousands, at par value):

	March 31, 2008		December 31, 2007
Name	Capital Stock Outstanding	Percent of Total	Capital Stock Outstanding	Percent of Total
Flagstar Bank, FSB	$348,944	15.4%	$348,944	16.1%
LaSalle Bank Midwest NA	334,110	14.8%	334,110	15.4%
Total capital stock, at par value	2,259,021	100.0%	2,166,332	100.0%

Note 11 — Segment Information

We have identified two primary operating segments: Traditional Funding, Investments and Deposit Products (“Traditional”), and MPP, based on our method of internal reporting. The products and services presented reflect the manner in which financial information is evaluated by management. Traditional includes the effects of premium and discount amortization, the impact of net interest settlements related to interest rate exchange agreements, interest income on Advances, investments (including MBS), and the borrowing costs related to those assets. Traditional also includes the costs related to holding deposit products for members and other miscellaneous borrowings as well as all other miscellaneous income and expense not associated with the MPP. MPP income is derived primarily from the difference, or spread, between the interest income earned on mortgage loans, including the direct effects of premium and discount amortization in accordance with SFAS 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (“SFAS 91”), and the borrowing cost related to those loans.

We measure the performance of each segment based upon the net interest spread of the underlying portfolio(s). For this reason, we have presented each segment on a net interest income basis. Direct other income and expense items have been allocated to each segment based upon actual results. MPP includes the direct earnings effects of SFAS 133 as well as direct salary and other expenses (including an allocation

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three Months Ended March 31, 2008, and 2007 is Unaudited

for indirect overhead) associated with operating the MPP and volume-driven costs associated with master servicing and quality control fees. Direct other income/expense related to Traditional includes the direct earnings impact of SFAS 133 related to Advances and investment products as well as all other income and expense not associated with MPP. The assessments related to AHP and the Resolution Funding Corporation (“REFCORP”) have been allocated to each segment based upon each segment’s proportionate share of Income Before Assessments.

We have not symmetrically allocated assets to each segment based upon financial results as it is impracticable to measure the performance of our segments from a total assets perspective. As a result, there is asymmetrical information presented in the tables below including, among other items, the allocation of depreciation without an allocation of the depreciable assets, the SFAS 133 earnings adjustments with no corresponding allocation to derivative assets, if any, and the recording of interest income with no allocation to accrued interest receivable. Total assets reported for MPP include only the mortgage loans outstanding, net of premiums, discounts and SFAS 133 basis adjustments. Total assets reported for Traditional include all other assets of the Bank.

The following table sets forth our financial performance by operating segment for the three months ended March 31, 2008, and 2007 ($ amounts in thousands):

March 31, 2008	Traditional	MPP	Total
Net Interest Income	$56,451	$12,619	$69,070
Other income (loss)	914	(665)	249
Other expenses	9,544	593	10,137

Income Before Assessments	47,821	11,361	59,182

AHP	4,159	927	5,086
REFCORP	8,732	2,087	10,819

Total assessments	12,891	3,014	15,905

Net Income	$34,930	$8,347	$43,277

March 31, 2007	Traditional	MPP	Total
Net Interest Income	$36,765	$10,601	$47,366
Other income (loss)	1,383	(50)	1,333
Other expenses	11,537	872	12,409

Income Before Assessments	26,611	9,679	36,290

AHP	2,371	790	3,161
REFCORP	4,848	1,778	6,626

Total assessments	7,219	2,568	9,787

Net Income	$19,392	$7,111	$26,503

Note 12 — Estimated Fair Values

Effective January 1, 2008, we adopted SFAS 157 and SFAS 159. SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and enhances disclosure requirements for fair value measurements. SFAS 157 defines “fair value” as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. SFAS 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 159 allows an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. Our adoption of SFAS 157 and SFAS 159 did not impact our Retained earnings at January 1, 2008.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three Months Ended March 31, 2008, and 2007 is Unaudited

We record available-for-sale securities and derivative assets and liabilities at fair value on our Statement of Condition. Fair value is a market-based measurement and defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. In general, the transaction price will equal the exit price and, therefore, represent the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, each reporting entity is required to consider factors specific to the asset or liability, the principal or most advantageous market for the assets or liability, and market participants with whom the entity would transact in that market.

SFAS 157 establishes a fair value hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The inputs are evaluated and an overall level for the measurement is determined. This overall level is an indication of how market observable the fair value measurement is and defines the level of disclosure. SFAS 157 clarifies fair value in terms of the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal (or most advantageous) market for the asset or liability. The objective of a fair value measurement is to determine the price that would be received to sell the asset or paid to transfer the liability at the measurement date (an exit price). In order to determine the fair value or the exit price, entities must determine the unit of account, highest and best use, principal market, and market participants. These determinations allow the reporting entity to define the inputs for fair value and level of hierarchy.

Outlined below is the application of the fair value hierarchy established by SFAS 157 to our financial assets and financial liabilities that are carried at fair value.

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. We do not have any assets or liabilities carried at Level 1 fair value.

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. We carry Available-for-sale securities, Derivative assets and Derivative liabilities at Level 2 fair value.

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs supported by little or no market activity or by the entity’s own assumptions. We do not have any assets or liabilities carried at Level 3 fair value.

We utilize valuation techniques that, to the extent possible, use observable inputs in our valuation models. Described below are our fair value measurement methodologies for assets and liabilities carried at fair value:

•

Available-for-sale securities – The estimated fair values are based on executable prices for identical assets. The fair values of our assets fall within the Level 2 hierarchy as we consider the assets to trade in markets where there is not enough volume or depth to be considered active. Prior to 2008, we have not held AFS securities in our portfolio since 2005.

•

Derivative assets and Derivative liabilities – The estimated fair values of our derivative assets and liabilities are based on widely accepted valuation models which utilize market observable valuation inputs such as the U.S. dollar swap curve and U.S. dollar swaption values with the valuation inputs and techniques remaining consistent with those used in previous periods. We use the mid-point in the bid/ask range as a practical expedient. Additionally, derivative market values are corroborated through quotes provided by the derivative counterparties and significant differences are investigated.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three Months Ended March 31, 2008, and 2007 is Unaudited

Fair Value on a Recurring Basis

The following table presents for each SFAS 157 hierarchy level our assets and liabilities that are measured at fair value on our Statement of Condition at March 31, 2008 (table and footnote $ amounts in thousands):

	Fair Value Measurements at March 31, 2008
	Total	Level 1	Level 2	Level 3	Netting Adjustment (1)
Assets
Available-for-sale securities	$659,142	$—	$659,142	$—	$—
Derivative assets	10,564		10,564

Total assets at fair value	$669,706	$—	$669,706	$—	$—

Liabilities
Derivative liabilities	$637,477	$—	$665,072	$—	$(27,595)

Total liabilities at fair value	$637,477	$—	$665,072	$—	$(27,595)

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow us to settle positive and negative positions and also cash collateral held or placed with the same counterparties. Cash collateral plus accrued interest totaled $27,595 at March 31, 2008.

For instruments carried at fair value, we review the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value in the quarter in which the changes occur, as applicable.

We determined estimated fair value amounts by using available market information and our assumptions applied in our valuation models. These estimates are based on pertinent information available to us as of March 31, 2008, and December 31, 2007. Because of the assumptions used in the valuation process, there are inherent limitations in estimating the fair value of these instruments. For example, because an active secondary market does not exist for a portion of our financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions.

Note 13 — Commitments and Contingencies

The Federal Home Loan Banks have joint and several liability for all COs issued on behalf of any of the other Federal Home Loan Banks. Accordingly, should one or more of the Federal Home Loan Banks be unable to pay its participation in the COs, each of the Federal Home Loan Banks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Board. No Federal Home Loan Bank has ever had to assume or pay the CO of another Federal Home Loan Bank.

We considered the guidance under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others-an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (“FIN 45”), and determined it was not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligations are mandated by Finance Board regulations and are not the result of arms-length transactions among the Federal Home Loan Banks. The Federal Home Loan Banks have no control over the amount of the guaranty or the determination of how each Federal Home Loan Bank would perform under the joint and several liability. Because the Federal Home Loan Banks are subject to the authority of the Finance Board as it relates to decisions involving the allocation of the joint

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three Months Ended March 31, 2008, and 2007 is Unaudited

and several liability for each of the Federal Home Loan Bank’s COs, our joint and several obligation is excluded from the initial recognition and measurement provisions of FIN 45. Accordingly, we do not recognize a liability for our joint and several obligation related to COs issued for the benefit of other Federal Home Loan Banks. The par amounts of the Federal Home Loan Banks’ outstanding COs, including COs held by other Federal Home Loan Banks, were approximately $1,220.4 billion and $1,189.7 billion at March 31, 2008, and December 31, 2007, respectively.

Commitments that legally bind and unconditionally obligate us for additional Advances totaled approximately $77,510,000 and $10,910,000 at March 31, 2008, and December 31, 2007, respectively. Commitments generally are for periods up to 12 months. Based on management’s credit analyses and collateral requirements, we do not deem it necessary to record any additional liability on these commitments.

Standby letters of credit are executed for members for a fee. A standby letter of credit is a financing arrangement between the Bank and one of our members. If we are required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized Advance to the member. Outstanding standby letters of credit were as follows ($ amounts in thousands):

	March 31, 2008	December 31, 2007
Outstanding notional	$278,453	$226,387
Original terms	1 year - 15 years	11 months - 15 years
Final expiration year	2018	2016

The value of the guarantees related to standby letters of credit entered into after 2002 are recorded in Other liabilities and amount to $1,805,000 at March 31, 2008. Based on management’s credit analyses and collateral requirements, we have not deemed it necessary to record any additional liability on these commitments. We also had an outstanding commitment that unconditionally obligates us for additional letters of credit that totaled approximately $6,208,000 at March 31, 2008, compared to $1,357,000 at December 31, 2007.

We had $166,546,000 of unused lines of credit available to members at March 31, 2008.

For managing the inherent credit risk in MPP, participating members pay us credit enhancement fees in order to fund the LRA and pay SMI. The LRA is held to offset any losses that may occur. When a credit loss occurs, the accumulated LRA is used to cover the credit loss in excess of equity and primary mortgage insurance. Funds not used are returned to the member over time. The LRA amounted to $21,420,000 and $21,090,000 at March 31, 2008, and December 31, 2007, respectively. SMI provides additional coverage over and above losses covered by the LRA. Reserves for additional probable losses are provisioned through the allowance for credit losses. No allowance for credit losses was considered necessary at March 31, 2008, and December 31, 2007.

Commitments that unconditionally obligate us to fund/purchase mortgage loans totaled $51,505,000 and $40,204,000 at March 31, 2008, and December 31, 2007, respectively. Commitments are generally for periods not to exceed 91 days. Such commitments were recorded as derivatives at their fair value.

We generally execute derivatives with major banks and broker-dealers and generally enter into bilateral collateral agreements. We have pledged collateral totaling $27,544,000 and $0, at March 31, 2008, and December 31, 2007, respectively.

We committed to issue $999,500,000 par value of CO Bonds, $660,000,000 of which were hedged with associated interest rate swaps, and $32,000,000 par value of Discount notes that had traded but not settled as of March 31, 2008. This compares to $69,500,000 par value of CO Bonds, none of which were hedged with associated interest rate swaps, and $243,775,000 par value of Discount notes that had traded but not settled as of December 31, 2007.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three Months Ended March 31, 2008, and 2007 is Unaudited

We may be subject to various pending legal proceedings that may arise in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on our financial condition or results of operations.

Notes 5, 7, 9, and 10 discuss other commitments and contingencies.

Note 14 — Transactions with Shareholders

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

Transactions with Directors’ Financial Institutions. We provide, in the ordinary course of business, products and services to members whose officers or directors may serve on our Board of Directors (“Directors’ Financial Institutions”). Finance Board regulations require that transactions with Directors’ Financial Institutions be made on the same terms as those with any other member. As of March 31, 2008, and December 31, 2007, we had Advances and capital stock outstanding (including Mandatorily redeemable capital stock) to Directors’ Financial Institutions as follows ($ amounts in thousands):

	Advances ($ at par)	% of Advances outstanding	Capital Stock ($ at par)	% of Capital Stock outstanding
March 31, 2008	$7,690,919	25.8%	$446,855	19.8%
December 31, 2007	$1,545,920	5.9%	$103,775	4.8%

The increase in Advances and Capital stock outstanding to Directors’ Financial Institutions from December 31, 2007, to March 31, 2008, is substantially due to the addition of one Directors’ Financial Institution since December 31, 2007.

During the three months ended March 31, 2008, and 2007, we acquired mortgage loans from Directors’ Financial Institutions as follows ($ amounts in thousands):

	For the Three Months Ended March 31,
	2008	2007
Mortgage Loans originated by Directors’ Financial Institutions	$338	$1,009

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and related footnotes contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”).

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

We manage our business by grouping our products and services within two business segments:

•	Traditional, which includes credit services (such as Advances, letters of credit, and lines of credit), investments (including MBS), and deposits; and

•	MPP, which consists of mortgage loans purchased from our members.

Our primary source of revenues is interest earned on:

•	Advances;

•	long- and short-term investments; and

•	mortgage loans acquired from our members.

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

The Economy and the Financial Services Industry

The credit quality and valuation issues in the housing and mortgage markets began several years ago as low mortgage interest rates fueled an escalation of home values and production. Lenders also lowered their underwriting standards to qualify more borrowers and made use of more exotic types of mortgage products with less consideration of a borrower’s ability to repay the loans. Credit quality issues emerged as many of these borrowers defaulted on their mortgage loans. These issues were compounded when low introductory rates began to reset to higher market interest rates on adjustable-rate mortgage loans, leaving more borrowers unable to make their mortgage payments. Higher mortgage rates combined with an increasing supply of residential real estate for sale have driven home prices downward. In an attempt to address liquidity and economic concerns, the Federal Reserve Board cut the federal funds rate by 100 basis points at the Federal Open Market Committee meetings held during the second half of 2007, and by an additional 225 basis points in the first four months of 2008, bringing the rate to 2.00%. We will continue to monitor the changing market conditions affecting our mortgage portfolios and the value of collateral pledged by our members. If the serious economic decline continues, we anticipate that it could have a negative impact on the financial condition of some of our members, which would adversely affect our profitability if such members are no longer able to conduct business with us due to poor financial condition or lack of qualified collateral. Additionally, if these conditions continue, they could have a serious adverse effect on our MBS and MPP portfolios.

The mortgage market issues also played a role in the slowing of the economy for our district states of Indiana and Michigan. Economic data for Michigan have generally been unfavorable compared to national data, while Indiana’s economic performance is more in line with the national economy. Michigan’s unemployment rate as of March 31, 2008, of 7.2% is well above the U.S. rate of 5.1%, and Indiana’s rate of 5.1%. Michigan’s foreclosure rate of 1.9% of all households was the third highest in the nation for 2007 while Indiana’s foreclosure rate of 1.0% matched the national rate. We believe the economic outlook for our district will continue to trail the overall U.S. economy.

Highlights of Our Operating Results for the Three Months Ended March 31, 2008

Our financial results were influenced by market conditions during the first quarter of 2008 as we responded to our members’ increased need for liquidity. Total assets were $58.6 billion as of March 31, 2008, an increase of $2.5 billion compared to $56.1 billion as of December 31, 2007. This increase was primarily due to:

•	an increase in Advances of $3.8 billion mainly as a result of increased demand from our members;

•	our purchase of $0.7 billion of Available-for-sale securities in order to utilize capital capacity and take advantage of investment opportunities; and

•	an increase in Held-to-maturity securities of $0.3 billion due to purchases of MBS.

These increases were partially offset by a decrease of $2.1 billion in our short-term investments, consisting of Federal funds sold and Interest-bearing deposits due to our members’ increased demand for Advances and the purchase of Available-for-sale securities.

The overall balance of our COs, which fluctuates in relation to our Total assets, equaled $53.8 billion at March 31, 2008, an increase of $1.4 billion compared to $52.4 billion at December 31, 2007. This increase enabled us to enhance our liquidity position and support our members’ increased demand for Advances in the current housing market.

A more detailed discussion of the above changes can be found in “Analysis of Financial Condition” herein.

Net Interest Income was $69.1 million for the three months ended March 31, 2008, compared to $47.4 million for the same period in 2007. This increase is primarily due to the increase in average earning assets, and recent declines in market interest rates that resulted in wider spreads on our interest-earning assets.

Overall, Net Income was $43.3 million for the three months ended March 31, 2008, an increase of $16.8 million or 63.3%, compared to $26.5 million for the same period in 2007. This increase was primarily due to the increase of $21.7 million in Net Interest Income, as described above, and a decrease of $2.3 million in compensation and benefits, partially offset by an increase of $6.1 in Total assessments. A more detailed discussion of these changes in Net Income can be found in “Results of Operations for the Three Months Ended March 31, 2008, and 2007” herein.

On April 11, 2008, we announced a cash dividend on our Class B-1 stock of 5.25% (annualized) and Class B-2 stock of 4.20% (annualized), based on our results for the first quarter of 2008. During the first three months of 2008, Retained earnings increased by approximately $19.5 million compared to December 31, 2007, bringing our level of Retained earnings to $221.6 million.

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

A discussion of these critical accounting policies and estimates can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section under the caption “Critical Accounting Policies and Estimates” of our 2007 Form 10-K. See below for additional information regarding our use of fair values.

Fair Values. We carry certain assets and liabilities on the Statement of Condition at fair value, including investments classified as available-for-sale and all derivatives. We adopted SFAS 157 on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and requires additional disclosures for instruments carried at fair value on the Statement of Condition. SFAS 157 defines “fair value” as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date, or an exit price.

Fair values play an important role in the valuation of certain of our assets, liabilities and hedging transactions. Fair values are based on quoted market prices or market-based prices, if such prices are available. If quoted market prices or market-based prices are not available, fair values are determined based on valuation models that use either:

•	discounted cash flows, using market estimates of interest rates and volatility; or

•	dealer prices and prices of similar instruments.

Pricing models and their underlying assumptions are based on the best estimates of management with respect to:

•	discount rates;

•	prepayments;

•	market volatility; and

•	other factors.

We utilize valuation techniques that, to the extent possible, use observable inputs in our valuation models. Described below are our fair value measurement methodologies for assets and liabilities carried at fair value:

•

Available-for-sale securities – The estimated fair values are based on executable prices for identical assets. The fair values of our assets fall within the Level 2 hierarchy as we consider the assets to trade in markets where there is not enough volume or depth to be considered active. Prior to 2008, we have not held AFS securities in our portfolio since 2005.

•

Derivative assets and Derivative liabilities – The estimated fair values of our derivative assets and liabilities are based on widely accepted valuation models which utilize market observable valuation inputs such as the U.S. dollar swap curve and U.S. dollar swaption values with the valuation inputs and techniques remaining consistent with those used in previous periods. We use the mid-point in the bid/ask range as a practical expedient. Additionally, derivative market values are corroborated through quotes provided by the derivative counterparties and significant differences are investigated.

These assumptions may have a significant effect on the reported fair values of assets and liabilities, including derivatives, and the income and expense related thereto. The use of different assumptions, as well as changes in market conditions, could result in materially different net income and retained earnings.

We categorize our financial instruments carried at fair value into a three-level classification in accordance with SFAS 157. The valuation hierarchy is based upon the transparency (observable or unobservable) of inputs to the valuation of an asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Bank’s market assumptions.

Summary of Selected Financial Data

The following table presents a summary of certain financial information as of and for the periods indicated:

Financial Highlights

($ amounts in thousands)

	As of and for the Three Months ended,
Selected Statement of Condition Items at Period End	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Total assets	$58,613,865	$56,054,752	$53,534,735	$48,834,886	$48,600,802
Advances	30,604,792	26,769,633	24,170,125	21,981,605	22,077,482
Mortgage loans held for portfolio, net	9,259,416	9,396,757	9,521,926	9,713,474	9,958,762
Available-for-sale securities	659,142	—	—	—	—
Held-to-maturity securities	7,019,464	6,714,909	6,676,653	6,548,528	6,318,598
Federal funds sold	10,080,000	11,261,000	10,420,000	9,057,000	8,720,000
COs
Discount notes	22,137,381	22,171,485	15,966,504	10,388,267	12,520,976
Bonds	31,696,682	30,253,735	33,912,297	34,737,984	32,272,258
Mandatorily redeemable capital stock	206,034	163,469	163,471	163,249	151,197
Capital stock, Class B-1 putable	2,053,159	2,002,862	1,941,491	1,893,712	1,881,106
Retained earnings	221,566	202,111	185,985	175,468	169,926
Total capital	2,265,658	2,198,932	2,121,143	2,062,680	2,044,429
Quarterly Operating Results
Net Interest Income.	69,070	60,564	51,438	47,534	47,366
Other income (loss)	249	1,769	1,206	(2,621)	1,333
Other expense	10,137	10,607	9,396	9,190	12,409
Total assessments	15,905	13,874	11,625	9,606	9,787
Net Income	43,277	37,852	31,623	26,117	26,503
Other Data
Return on average equity	7.83%	6.95%	6.01%	5.11%	5.34%
Return on average assets	0.31%	0.27%	0.24%	0.22%	0.23%
Weighted average dividend rate, Class B-1 stock	4.75%	4.50%	4.50%	4.50%	5.00%
Dividend payout ratio (1)	54.64%	57.40%	66.74%	78.53%	87.51%
Total capital ratio (at period end) (2)	3.87%	3.92%	3.96%	4.22%	4.21%
Regulatory capital ratio (at period end) (3)	4.23%	4.23%	4.28%	4.57%	4.53%
Par amount of outstanding COs for all 12 Federal Home Loan Banks	$1,220,430,703	$1,189,705,970	$1,148,571,404	$970,857,067	$951,469,858

(1)	The dividend payout ratio is calculated by dividing dividends paid in cash and stock by Net Income.

(2)	Total capital ratio represents Total capital divided by Total assets.

(3)	Regulatory capital ratio represents the sum of Capital stock (Class B-1 and B-2 putable), Retained earnings, and Mandatorily redeemable capital stock divided by Total assets.

Results of Operations for the Three Months Ended March 31, 2008, and 2007

The following table presents average balances, interest, and average rates of major earning asset categories and the sources funding those earning assets for the three months ended March 31, 2008, and 2007:

Average Balances, Interest and Average Rates

($ amounts in thousands)

	Three months ended March 31,
	2008			2007
	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate
Assets
Interest-bearing deposits	$1,181,040	$13,790	4.70%	$397,954	$5,030	5.13%
Federal funds sold	10,940,923	104,118	3.83%	7,451,867	97,602	5.31%
Available-for-sale securities(1)(2)	48,976	162	1.33%	—	—	—
Held-to-maturity securities	6,843,564	81,317	4.78%	6,390,318	74,655	4.74%
Advances (1)	27,896,981	293,202	4.23%	22,936,530	307,165	5.43%
Mortgage loans held for portfolio	9,348,434	121,656	5.23%	10,010,074	130,995	5.31%
Loans to other Federal Home Loan Banks	—	—	—	1,111	15	5.48%

Total Interest-earning assets	56,259,918	614,245	4.39%	47,187,854	615,462	5.29%
Other assets	339,288			373,136

Total assets	$56,599,206			$47,560,990

Liabilities and Capital
Interest-bearing deposits	$919,685	6,471	2.83%	$1,007,738	12,685	5.11%
Other borrowings	989	6	2.44%	—	—	—
Discount Notes	20,684,788	180,402	3.51%	11,482,674	148,170	5.23%
CO Bonds (1)	31,420,714	355,799	4.55%	32,350,223	405,290	5.08%
Mandatorily redeemable capital stock	189,256	2,497	5.31%	151,230	1,951	5.23%

Total interest-bearing liabilities	53,215,432	545,175	4.12%	44,991,865	568,096	5.12%
Other liabilities	1,160,106			557,642
Total capital	2,223,668			2,011,483

Total liabilities and capital	$56,599,206			$47,560,990

Net Interest Income and net spread on interest-earning assets less interest-bearing liabilities		$69,070	0.27%		$47,366	0.17%

Net interest margin	0.49%			0.41%

Average interest-earning assets to interest-bearing liabilities	1.06			1.05

(1)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements to the extent such agreements qualify as fair value hedges in accordance with SFAS 133.

(2)	The average balances of available-for-sale securities are reflected at amortized cost; therefore, the resulting yields do not reflect changes in fair value.

Results of Operations for the Three Months Ended March 31, 2008, and 2007

Net Income

Net Income totaled $43.3 million for the three months ended March 31, 2008, an increase of 63.3% compared to $26.5 million for the three months ended March 31, 2007. The following factors contributed to this increase in Net Income:

•

Net Interest Income increased by $21.7 million for the three months ended March 31, 2008, compared to the same period in 2007. The factors impacting Net Interest Income are addressed separately below under “Net Interest Income;” and

•

Total other expenses decreased by $2.3 million due to lower Compensation and benefits expenses as a result of a $3.2 million charge during the first quarter of 2007 related to the early retirement incentive offered in the fourth quarter of 2006.

These factors were partially offset by the following:

•	Total assessments for AHP and REFCORP increased by $6.1 million for the three months ended March 31, 2008, consistent with the higher level of Income Before Assessments.

Net Interest Income

Net Interest Income was $69.1 million for the three months ended March 31, 2008, an increase of $21.7 million compared to the same period in 2007. The following components comprised the change in Net Interest Income:

•

Effect of the change in the spread and average net earning assets – The spread between the yield on earning assets and liabilities increased to 0.27% for the three months ended March 31, 2008, compared to 0.17% for the three months ended March 31, 2007, primarily due to a higher spread between the yield on earning assets and liabilities that resulted from recent market volatility and the widening of credit spreads. The imputed increase in Net Interest Income due to the increased spread was approximately $14.0 million. Our average interest-earning assets increased by approximately $9.0 billion at March 31, 2008, compared to March 31, 2007. The imputed increase in Net Interest Income due to this increase was approximately $4.3 million.

•

Effect of the change in the cost of funds and average capital and net non-earning assets and non-interest-bearing liabilities – Our average cost of funds decreased by 100 basis points for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, to 4.12% from 5.12%. Since we earn interest on the investment of capital and any non-interest-bearing liabilities, Net Interest Income is negatively impacted as interest rates fall, and we earn a lower return on our average net capital investment. The imputed decrease in Net Interest Income due to the decrease in the cost of funds was approximately $5.9 million. Likewise, as our average net capital investment increases or decreases, this also leads to a corresponding change in Net Interest Income. Our average net capital investment increased by $848.6 million from March 31, 2007 to March 31, 2008. Earnings from our average net capital investment can be computed as the average cost of interest-bearing liabilities multiplied by the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities. The imputed increase in Net Interest Income due to the increase in our average net capital investment was approximately $9.3 million.

Changes in both volume and interest rates influence changes in Net Interest Income and Net interest margin. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but rather attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the volume and rate changes. The following table summarizes changes in interest income and interest expense between the three months ended March 31, 2008, and 2007:

Rate and Volume Analysis

($ amounts in thousands)

	For the Three Months ended March 31, 2008 over 2007
	Volume	Rate	Total
Increase (decrease) in interest income
Advances	$59,265	$(73,228)	$(13,963)
Interest-bearing deposits	9,172	(412)	8,760
Federal funds sold	37,810	(31,294)	6,516
Available-for-sale securities	162	—	162
Held-to-maturity securities	5,368	1,294	6,662
Mortgage loans held for portfolio	(8,614)	(725)	(9,339)
Loans to other Federal Home Loan Banks	(15)	—	(15)

Total	103,148	(104,365)	(1,217)

Increase (decrease) in interest expense
Discount notes	91,339	(59,107)	32,232
CO Bonds	(11,387)	(38,104)	(49,491)
Interest-bearing deposits	(1,028)	(5,186)	(6,214)
Mandatorily redeemable capital stock	501	45	546
Other borrowings	6	—	6

Total	79,431	(102,352)	(22,921)

Increase (decrease) in Net Interest Income	$23,717	$(2,013)	$21,704

Earnings Analysis

The following table presents changes in the components of our Net Income for the three months ended March 31, 2008, and 2007:

Change in Earnings Components

($ amounts in thousands)

	For the Three Months ended March 31, 2008 vs. 2007
Increase (decrease) in:	$ change	% change
Interest income	$(1,217)	(0.2)%
Interest expense	(22,921)	(4.0)%

Net Interest Income	21,704	45.8%

Other income (loss)	(1,084)	(81.3)%
Other expense	(2,272)	(18.3)%

Income Before Assessments	22,892	63.1%

AHP	1,925	60.9%
REFCORP	4,193	63.3%

Total assessments	6,118	62.5%

Net Income	$16,774	63.3%

Other Income

The following table presents the components of Other income (loss) for the three months ended March 31, 2008, and 2007, and an analysis of the changes in the components of these income items:

Analysis of Other Income (Loss)

($ amounts in thousands)

	For the Three Months ended March 31,
	2008	2007	2008 vs. 2007
			$ Amt	% change
Service fees	$312	$335	$(23)	(6.9)%
Net gains (losses) on derivatives and hedging activities	(401)	722	(1,123)	(155.5)%
Other, net	338	276	62	22.5%

Total other income (loss)	$249	$1,333	$(1,084)	(81.3)%

The decrease in Other income (loss) for the three months ended March 31, 2008, compared to the same period in 2007 was primarily due to fair value adjustments made in accordance with SFAS 133 that resulted in a loss in Net gain (loss) on derivatives and hedging activities.

The following tables present the components of the change in the Net gain (loss) on derivatives and hedging activities by type of hedge and type of product:

Components of Net Gain (Loss) on Derivatives and Hedging Activities

By Hedge

($ amounts in thousands)

	For the Three Months ended March 31,
	2008	2007
Fair Value Hedges
Net gain (loss) due to ineffectiveness on
Advances	$(261)	$(215)
Investments	53	—
MPP	—	122
CO Bonds	(1,858)	25

Net gain (loss) on fair value hedges	(2,066)	(68)

Non SFAS 133/Economic Hedges
Net interest receipt (payment) settlements(1)
Advances	—	2
Investments	(7)	2
Discount notes	561	—
CO Bonds	(11)	(547)

Net settlements	543	(543)

SFAS 133 derivative fair value gain (loss) adjustments
Advances	—	(3)
Investments	(18)	1
CO Bonds	1,009	1,507
Discount notes	796	—
MPP	(665)	(172)

Fair value adjustments	1,122	1,333

Net gain (loss) on economic hedges	1,665	790

Net gain (loss) on derivatives and hedging activities	$(401)	$722

(1)	Net settlements represent the net interest payments or receipts on interest rate exchange agreements for hedges not receiving fair value hedge accounting.

Net Gain (Loss) on Derivatives and Hedging Activities

By Product

($ amounts in thousands)

	For the Three Months ended March 31,
	2008	2007
Advances	$(261)	$(216)
Investments	28	3
MPP	(665)	(50)
Discount notes	1,357	—
CO Bonds	(860)	985

Net gain (loss) on derivatives and hedging activities	$(401)	$722

Other Expense

The following table presents a breakdown of Total other expense for the three months ended March 31, 2008, and 2007, and an analysis of the changes in the components of these expenses:

Analysis of Other Expense

($ amounts in thousands)

	For the Three Months ended March 31,
	2008	2007	2008 vs. 2007
			$ Amt	% change
Compensation and benefits	$6,840	$8,914	$(2,074)	(23.3)%
Other operating expenses	2,120	2,133	(13)	(0.6)%
Finance Board and Office of Finance expenses	863	819	44	5.4%
Other	314	543	(229)	(42.2)%

Total other expense	$10,137	$12,409	$(2,272)	(18.3)%

The decrease in Total other expense for the three months ended March 31, 2008, compared to the same period in 2007, was primarily due to:

•	a decrease in Compensation and benefits due to a $3.2 million charge during the first quarter of 2007 related to the early retirement incentive offered to certain employees; and

•	lower master servicing fees for MPP that were renegotiated during the second quarter of 2007.

AHP and REFCORP Assessments

The financial obligations of AHP and REFCORP assessments as described below are statutorily required.

AHP. The Federal Home Loan Banks are required to contribute, in the aggregate, the greater of $100 million or 10% of their Net Income, before interest expense for Mandatorily redeemable capital stock that is classified as debt, and after the REFCORP assessments to fund the AHP. The AHP expense for the three months ended March 31, 2008, was $5.1 million compared to $3.2 million for the same period in 2007.

REFCORP. With the Financial Services Modernization Act of 1999, Congress established a fixed payment of 20% of Net Income after the AHP obligation as the REFCORP payment beginning in 2000 for each Federal Home Loan Bank. The law also calls for an adjustment to be made to the total number of REFCORP payments due in future years so that, on a present value basis, the combined REFCORP payments of all 12 Federal Home Loan Banks are equal in amount to what had been required under the previous calculation method. The 20% fixed percentage REFCORP rate applied to earnings resulted in expenses of $10.8 million for the three months ended March 31, 2008, compared to $6.6 million for the same period in 2007.

The increases in both AHP and REFCORP are directly attributable to our increase in Income Before Assessments.

Business Segments

We manage our business by grouping the income and expenses from our products and services within two business segments: Traditional, which includes traditional funding (such as Advances), investments and deposit products, and MPP.

The following tables set forth our financial performance by operating segment for the three months ended March 31, 2008, and 2007:

Traditional

($ amounts in thousands)

	For the Three Months ended March 31,
	2008	2007	2008 vs. 2007
			$ Amt	% change
Net Interest Income	$56,451	$36,765	$19,686	53.5%
Other income (loss)	914	1,383	(469)	(33.9)%
Other expenses	9,544	11,537	(1,993)	(17.3)%

Income Before Assessments	47,821	26,611	21,210	79.7%

AHP	4,159	2,371	1,788	75.4%
REFCORP	8,732	4,848	3,884	80.1%

Total assessments	12,891	7,219	5,672	78.6%

Net Income	$34,930	$19,392	$15,538	80.1%

The increase in Net Income for the Traditional segment for the three months ended March 31, 2008, compared to the same period in 2007, was primarily due to the following factors:

•

an increase in Net Interest Income resulting from higher interest-earning assets, higher net equity and recent declines in market interest rates that have resulted in wider spreads due to lower funding costs; and

•	a decrease in Other expenses that is described in greater detail in “Other Expense” herein.

These increases were partially offset by:

•	a decrease in Other income (loss) due to fair value adjustments made in accordance with SFAS 133 that resulted in a loss in Net gain (loss) on derivatives and hedging activities; and

•	an increase in Total assessments that is consistent with the higher level of Income Before Assessments.

MPP

($ amounts in thousands)

	For the Three Months ended March 31,
	2008	2007	2008 vs. 2007
			$ Amt	% change
Net Interest Income	$12,619	$10,601	$2,018	19.0%
Other income (loss)	(665)	(50)	(615)	(1,230.0)%
Other expenses	593	872	(279)	(32.0)%

Income Before Assessments	11,361	9,679	1,682	17.4%

AHP	927	790	137	17.3%
REFCORP	2,087	1,778	309	17.4%

Total assessments	3,014	2,568	446	17.4%

Net Income	$8,347	$7,111	$1,236	17.4%

The increase in Net Income for the MPP segment for the three months ended March 31, 2008, compared to the same period in 2007, was primarily due to:

•	an increase in Net Interest Income mainly due to recent declines in market interest rates that resulted in wider spreads as we have been able to replace higher-costing debt with lower-costing debt;

•	a decrease in Other expenses resulting from lower master servicing fees for MPP that were renegotiated during the second quarter of 2007.

These increases were partially offset by:

•

a decrease in Other income (loss) as a result of an increase in the fair value loss adjustments made in accordance with SFAS 133 related to MPP hedges and commitments that resulted in a loss in Net gain (loss) on derivatives and hedging activities; and

•	an increase in Total assessments consistent with the higher level of Income Before Assessments.

Analysis of Financial Condition

Advances

Advances increased by $3.8 billion or 14.3% during the first three months of 2008 to $30.6 billion, compared to $26.8 billion at December 31, 2007. This increase was primarily caused by increased demand for Advances from many of our members, including, in particular, our insurance company members and an increase of $0.5 billion due to fair value adjustments made in accordance with SFAS 133. Advances at par to insurance company members have increased to $3.9 billion, or 12.9% of total Advances, at par, at March 31, 2008, compared to $3.0 billion, or 11.3% of total Advances, as of December 31, 2007.

In general, Advance balances fluctuate in accordance with our members’ funding needs related to their mortgage pipelines, investment opportunities, other balance sheet strategies, and the cost of alternative funding opportunities.

A breakdown of Advances, at par value, by primary product line, as of March 31, 2008, and December 31, 2007, is provided below:

Advances by Product Line

($ amounts in thousands, at par)

	March 31, 2008		December 31, 2007
	$ amount	% of Total	$ amount	% of Total
Fixed-rate bullet	$17,653,323	59.3%	$16,387,203	62.1%
Putable	5,618,500	18.9%	4,982,550	18.9%
Adjustable (1)	3,443,884	11.6%	2,006,134	7.6%
Fixed-rate amortizing	2,201,510	7.4%	2,088,120	7.9%
Variable	717,978	2.4%	936,785	3.5%
Callable	131,845	0.4%	—	—

Total Advances, at par value	$29,767,040	100.0%	$26,400,792	100.0%

(1)

Includes two outstanding Advances with a total par of $15 million modified (in accordance with Emerging Issues Task Force 01-07, Creditor’s Accounting for a Modification or Exchange of Debt Instruments) from Putable Advances to Adjustable Advances with $0.55 million, and $0.59 million in remaining deferred fees outstanding as of March 31, 2008, and December 31, 2007, respectively.

Short-term Investments

As of March 31, 2008, short-term investments, which are comprised of Interest-bearing deposits and Federal funds sold, totaled $10.8 billion, a decrease of $2.1 billion from December 31, 2007, primarily due to decreases of $1.2 billion in Federal funds sold and $0.9 billion in interest-bearing deposits resulting from the increased demand for Advances and our purchase of Available-for-sale securities.

Available-for-sale Securities

Available-for-sale securities were $0.7 billion at March 31, 2008, compared to $0 at December 31, 2007. We purchased AAA-rated agency debentures for our Available-for-sale portfolio during the first three months of 2008 in order to utilize capital capacity and take advantage of investment opportunities.

Held-to-maturity Securities

Held-to-maturity securities increased to $7.0 billion at March 31, 2008, compared to $6.7 billion at December 31, 2007, due to purchases made within the regulatory limit described below of three times our Total regulatory capital.

The Finance Board’s regulations provide that the total book value of our investments in MBS and ABS must not exceed 300% of our Total regulatory capital, consisting of Retained earnings, Class B stock, and Mandatorily redeemable capital stock, as of the previous month end on the day we purchase the securities. If our outstanding investments in MBS and ABS exceed the limitation at any time, but were in compliance at the time we purchased the investments, we would not be considered out of compliance with the regulation. However, we would not be permitted to purchase additional MBS or ABS until we were back within the capital limitation. We were in compliance with this limit at March 31, 2008, and December 31, 2007.

On March 24, 2008, the Finance Board passed a resolution to temporarily grant the Federal Home Loan Banks the ability to purchase additional MBS and ABS, not to exceed 600% of Total regulatory capital, in order to increase liquidity in the MBS markets. Investments under this authority are limited to Fannie Mae and Freddie Mac MBS, and this authority will expire on March 31, 2010. Each Federal Home Loan Bank must have its board’s approval and must provide notice to the Finance Board of its intention to participate, and meet certain reporting and recordkeeping requirements with the Finance Board in order to invest up to the increased limit. It is not known at this time whether we will participate or on what terms our board may authorize any increased investment in MBS under this temporary authority.

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

The following tables summarize the held-to-maturity securities with unrealized losses as of March 31, 2008, and December 31, 2007. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position ($ amounts in thousands).

	Less than 12 months		12 months or more		Total
March 31, 2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS and ABS
U.S. agency obligations – guaranteed	$—	$—	$—	$—	$—	$—
GSEs	281,204	(3,155)	363,018	(4,950)	644,222	(8,105)
Other (1)	3,235,619	(57,574)	1,419,365	(96,533)	4,654,984	(154,107)

Total temporarily impaired	$3,516,823	$(60,729)	$1,782,383	$(101,483)	$5,299,206	$(162,212)

(1)	Included in the column for Unrealized Losses Less than 12 months are two securities we purchased from Bank of America Mortgage Securities, an affiliate of a member, with an amortized cost of $80.6 million and a market value of $80.0 million. Included in the column for Unrealized Losses 12 months or more is a security we purchased from Bank of America Mortgage Securities, an affiliate of a member, with an amortized cost of $52.2 million and a market value of $49.6 million.

	Less than 12 months		12 months or more		Total
December 31, 2007	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS and ABS
U.S. agency obligations – guaranteed	$—	$—	$20,724	$(33)	$20,724	$(33)
GSEs	—	—	603,326	(17,110)	603,326	(17,110)
Other (1)	553,179	(3,808)	3,143,443	(81,147)	3,696,622	(84,955)

Total temporarily impaired	$553,179	$(3,808)	$3,767,493	$(98,290)	$4,320,672	$(102,098)

(1)	Included in the column for Unrealized Losses 12 months or more were two securities we purchased from Bank of America Mortgage Securities, an affiliate of a member, with an amortized cost of $76.1 million and a market value of $74.4 million.

The unrealized losses on our investments in MBS and ABS reflected above were caused by continued deterioration in the credit performance of mortgage loans in the overall market and declining housing prices, compounded by the effect of forced portfolio liquidations by certain large investors, which resulted in the current reduced liquidity in the credit markets. If there is an other-than-temporary impairment in value of an investment, the decline in value is recognized as a loss and presented in the Statement of Income as Other expense.

Since we have the ability and intent to hold these investments until a full recovery of the unrealized losses, which may be maturity, and in part based on the creditworthiness of the issuers and the underlying collateral, we do not consider these investments to be other-than-temporarily impaired at March 31, 2008, or December 31, 2007.

Mortgage Loans Held for Portfolio, Net

We purchase mortgage loans from our members through our MPP. At March 31, 2008, after considering the effects of premiums, discounts, SFAS 133 basis adjustments, and allowances for credit losses on mortgage loans, we held $9.3 billion in mortgage loans purchased from our members, compared to $9.4 billion at December 31, 2007. We anticipate that our outstanding Mortgage loans held for portfolio will continue to decrease during 2008 due to the loss of several large sellers of new mortgage loans, the reduction of outstanding balances due to maturity or prepayment, and our transition to purchasing loans primarily from small to mid-size members.

Some of the other factors that impact the volume of mortgage loans purchased through the MPP include the general level of housing activity in the U.S., the level of refinancing activity, and consumer product preferences. In accordance with our MPP policy for conventional loans, we purchase conforming, fixed-rate, fixed-term mortgage loans.

The following table presents the composition of our outstanding purchased mortgage loans at March 31, 2008, and December 31, 2007:

Mortgage Loans Held for Portfolio

($ amounts in thousands)

	March 31, 2008
	Long-term(1)	Medium- term(2)	Total
Unpaid principal balance	$7,848,914	$1,382,882	$9,231,796
Deferred net premium	2,915	5,923	8,838
Basis adjustments from terminated fair value hedges, and loan commitments.	19,184	(402)	18,782

Total mortgage loans held for portfolio	$7,871,013	$1,388,403	$9,259,416

	December 31, 2007
	Long-term(1)	Medium- term(2)	Total
Unpaid principal balance	$7,959,694	$1,407,128	$9,366,822
Deferred net premium	2,945	6,249	9,194
Basis adjustments from terminated fair value hedges, and loan commitments.	20,866	(125)	20,741

Total mortgage loans held for portfolio	$7,983,505	$1,413,252	$9,396,757

(1)	Long-term is defined as an original term greater than 15 years.

(2)	Medium-term is defined as an original term of 15 years or less.

Finance Board regulations and Bank policy require that providers of SMI be rated not lower than AA-, and our sellers are legally obligated to maintain such insurance with an insurer rated not lower than AA-. If at any time one of our SMI providers is downgraded below AA-, we may be required by the Finance Board to seek replacement insurance from another company that meets the rating requirement. Alternatively, we may be required to seek regulatory forbearance if such alternative insurance is unavailable. Depending upon market conditions at that time, the cost of replacement insurance could be higher than the current cost, which could have a material adverse impact on the profitability of our MPP portfolio.

On April 8, 2008, S&P lowered MGIC’s rating to A with a negative outlook from AA-/watch negative. As of April 30, 2008, Moody’s credit rating for MGIC is Aa2/watch negative and Fitch’s is AA/watch negative. If MGIC’s rating is lowered by Moody’s and Fitch, we anticipate requesting regulatory forbearance as S&P has affirmed that MGIC’s near-term ability to satisfy claims from existing resources remains strong.

Deposits (Liabilities)

Total deposits were $1.0 billion at March 31, 2008, compared to $0.6 billion at December 31, 2007. These deposits represent a relatively small portion of our funding, and they vary depending upon market factors, such as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.

Consolidated Obligations

At March 31, 2008, the carrying values of Discount notes and CO Bonds issued on our behalf totaled $22.1 billion and $31.7 billion, respectively, compared to $22.2 billion and $30.3 billion, respectively, at December 31, 2007. The overall balance of our COs fluctuates in relation to our Total assets. For the three months ended March 31, 2008, the increase was primarily attributable to the increases in our Advances, Available-for-sale securities and Held-to-maturity securities.

Derivatives

As of March 31, 2008, and December 31, 2007, we had derivative assets net of collateral held or paid including accrued interest with market values of $10.6 million and $1.9 million, respectively, and derivative liabilities net of collateral held or paid including accrued interest with market values of $637.5 million and $304.7 million, respectively. These amounts reflect the impact of interest rate changes that affected the market value of our derivatives. We record all derivative financial instruments on the Statements of Condition at their fair value with changes in the fair value of all derivatives, excluding collateral, recorded through earnings.

The principal derivative instruments we use are interest-rate swaps and to-be-announced mortgage-backed securities (“TBAs”). We classify interest-rate swaps as derivative assets or liabilities according to the net fair value of the interest-rate swaps with each counterparty. Because these swaps are covered by a master netting agreement, they are classified as an asset if the net fair value of the interest rate swaps with a counterparty is positive or as a liability if the net fair value of the interest rate swaps with a counterparty is negative. TBAs are not covered by a master netting agreement and are recorded as a derivative asset or liability based upon fair value. Increases and decreases in the fair value of each of these instruments are primarily caused by market changes in the derivative’s underlying interest rate index.

Capital

Total capital increased to $2.3 billion at March 31, 2008, compared to $2.2 billion at December 31, 2007. The following table presents the components of this $0.1 billion increase:

	Capital Stock	Retained Earnings	Other Comprehensive Income	Total
Balance at December 31, 2007	$2,002,863	$202,111	$(6,042)	$2,198,932
Reclassification to Mandatorily redeemable capital stock related to membership withdrawal	(42,393)			(42,393)
Proceeds from the sale of capital stock	92,690			92,690
Net Income		43,277		43,277
Mandatorily redeemable capital stock distributions		(175)		(175)
Dividends paid		(23,647)		(23,647)
Net unrealized loss on available-for-sale securities			(3,026)	(3,026)

Balance at March 31, 2008	$2,053,160	$221,566	$(9,068)	$2,265,658

Total Regulatory Capital

Our total regulatory capital consists of Retained earnings, Class B stock, and Mandatorily redeemable capital stock. Mandatorily redeemable capital stock is classified as a liability in accordance with GAAP on our Statements of Condition.

As of March 31, 2008, $585.4 million or 26% of our total regulatory capital stock balance, which consists of Class B stock and Mandatorily redeemable capital stock, was comprised of stock not required as a condition of membership or to support services to members, compared to $649.3 million or 30% at December 31, 2007. The decrease of $63.9 million in excess stock was primarily due to the increase in Advances to our members as described in “Advances” herein. In general, the level of excess stock fluctuates with our members’ demand for Advances.

Retained Earnings

Retained earnings equaled $221.6 million at March 31, 2008, an increase of $19.5 million compared to December 31, 2007. The following table quantifies the net change in Retained earnings:

Net Income versus Dividends Paid

($ amounts in thousands)

	For the Three Months ended March 31,
	2008	2007
Net Income	$43,277	$26,503
Dividends paid	(23,647)	(23,192)
Mandatorily redeemable capital stock distributions	(175)	(7)

Change in Retained earnings	$19,455	$3,304

Our Retained Earnings Policy establishes guidelines for our board to use in determining the amount of earnings to retain. These guidelines include, but are not limited to: (i) a retained earnings target that is comprised of market, credit, operations and accounting risk components; (ii) the impact on our members; and (iii) the stability of stock and membership levels. The retained earnings target reflects a minimum Retained earnings balance after the quarterly dividend is paid. The Retained earnings balance at March 31, 2008, adjusted for the first quarter dividend of $26.2 million that was declared in April 2008, was $195.4 million.

Our retained earnings target can be superseded by Finance Board mandates, either by an order specific to the Bank, by issuance of new advisory guidelines, or by promulgation of new regulations requiring a level of Retained earnings that is different from our currently targeted level. Over time, and as our risk profile changes, we will continue to evaluate our Retained earnings position.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity are short-term investments and the issuance of new COs in the form of CO Bonds and Discount notes. As of April 30, 2008, the COs were rated Aaa/P-1 by Moody’s and AAA/A-1+ by S&P. Their GSE-issuer status and these ratings have historically provided excellent access to the capital markets for the Federal Home Loan Banks. In addition, under certain circumstances, the U.S. Treasury may acquire up to $4 billion of the Federal Home Loan Banks’ COs, which would offer additional liquidity to the Federal Home Loan Banks, if needed. See “Risk Factors – Our Credit Rating Could be Lowered” in our 2007 Form 10-K, for a discussion of events that could have a negative impact on the rating of these COs.

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

Our cash and short-term investment portfolio, which includes Federal funds sold and Interest-bearing deposits, totaled $10.8 billion at March 31, 2008, compared to $12.9 billion at December 31, 2007. The maturities of these short-term investments provide cash flows to support our ongoing liquidity needs.

Capital Resources

The following table presents minimum capital ratios, permanent and risk-based capital requirement amounts, and various leverage ratios as of March 31, 2008, and December 31, 2007:

Regulatory Capital Requirements

($ amounts in thousands)

	As of March 31, 2008	As of December 31, 2007
Minimum regulatory capital ratio requirement	4.00%	4.00%
Minimum regulatory capital requirement	$2,344,555	$2,242,190
Actual regulatory capital ratio (1)	4.23%	4.23%
Permanent capital (2)	$2,480,761	$2,368,443
Risk-based capital requirement	$452,834	$439,867
Minimum regulatory leverage ratio	5.00%	5.00%
Minimum regulatory leverage capital requirement	$2,930,693	$2,802,738
Actual regulatory leverage ratio	6.35%	6.34%
Actual regulatory leverage capital	$3,721,141	$3,552,664

(1)	The regulatory capital ratio is calculated by dividing permanent capital by Total assets.

(2)	Permanent capital is defined as Retained earnings, Class B Stock, and Mandatorily redeemable capital stock.

Mandatorily Redeemable Capital Stock

At March 31, 2008, we had $206.0 million in capital stock subject to mandatory redemption, compared to $163.5 million in capital stock subject to mandatory redemption at December 31, 2007. The following table presents the components of this $42.5 million increase.

	Number of Former Members	Amount
Balance at December 31, 2007	16	$163,469
Due to mergers and acquisitions	3	42,393
Redemptions/repurchases during the period	—	(3)
Accrued dividends classified as mandatorily redeemable	—	175

Balance at March 31, 2008	19	$206,034

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

In addition to the Mandatorily redeemable capital stock, we had $51.0 million of excess and other stock subject to a redemption request at March 31, 2008, and $56.2 million of excess and other stock subject to a redemption request at December 31, 2007. These stock redemption requests are not subject to reclassification from equity to liability, as the requesting member may revoke its request at any time, without penalty, throughout the five-year waiting period, and the amount ultimately redeemed, if any, is contingent on the member meeting various stock requirements on the redemption date. These requests are not considered substantive in nature, and, therefore, these amounts are not classified as a liability.

The following table shows the amount of all pending capital redemption requests received from members by year of redemption at March 31, 2008, and December 31, 2007 ($ amounts in thousands):

Contractual Year of Redemption	March 31, 2008	December 31, 2007
Due in 1 year or less	$4,643	$4,643
Due after 1 year through 2 years	11,549	8,748
Due after 2 years through 3 years	11,082	3,883
Due after 3 years through 4 years	165,511	179,011
Due after 4 years through 5 years	64,052	23,422

Total	$256,837	$219,707

Capital Distributions

We may, but are not required to, pay dividends on our stock. Dividends may be paid in cash or Class B Stock out of current and previously Retained earnings, as authorized by our board, and subject to Finance Board regulations. Finance Board regulations prohibit a Federal Home Loan Bank from issuing new excess stock if the amount of excess stock outstanding exceeds 1.00% of the Bank’s Total assets. Therefore, we have not been permitted to pay stock dividends because our excess stock balance has exceeded 1.00% of our Total assets. However, at March 31, 2008, our outstanding excess stock of $585.4 million was slightly less than 1.00% of our Total assets.

Cash dividends on Class B-1 Stock were paid at an annualized rate of 4.75% during the first quarter of 2008 and 5.00% during the first quarter of 2007 based on our earnings for the fourth quarters of 2007 and 2006. The decrease in our dividend payout ratio for the quarters ended March 31, 2007, through the quarter ended March 31, 2008, reflects our board’s decision to increase our Retained earnings.

On April 11, 2008, we announced a cash dividend on our Class B-1 stock of 5.25% (annualized) based on our results for the first quarter of 2008. On April 13, 2007, we announced a cash dividend on our Class B-1 stock of 4.50% (annualized), based on our results for the first quarter of 2007. Future dividends will be determined based on income earned each quarter, our Retained Earnings Policy, and capital management considerations.

Off-balance Sheet Arrangements

Commitments that legally bind and unconditionally obligate us for additional Advances and letters of credit totaled approximately $77.5 million and $10.9 million at March 31, 2008, and December 31, 2007, respectively. The increase is primarily due to an increase in funds-only commitments on Advances and letters of credit that tend to be higher at the beginning of the year than the end of the year. Funds-only commitments generally are for periods up to six months. Based on management’s credit analyses and collateral requirements, we do not deem it necessary to record any additional liability on these commitments.

Commitments that unconditionally obligate us to fund/purchase mortgage loans totaled $51.5 million and $40.2 million at March 31, 2008, and December 31, 2007, respectively. Commitments are generally for periods not to exceed 91 days.

Unused lines of credit totaled $166.5 million at March 31, 2008, and $158.2 million at December 31, 2007.

Recent Accounting and Regulatory Developments

Accounting Developments

SFAS 157. On September 15, 2006, the FASB issued SFAS No. 157. In defining fair value, SFAS 157 retains the exchange price notion in earlier definitions of fair value. However, the definition focuses on the price that would be received to sell an asset or paid to transfer a liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 applies whenever other accounting pronouncements require or permit fair value measurements. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 also establishes a fair value hierarchy that prioritizes the information used to develop assumptions used to determine the exit price. SFAS 157 establishes valuation techniques that are used to measure fair value. To increase consistency and comparability in fair value measurements and related disclosures, the fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

•	Level 1 - quoted prices in active markets for identical assets or liabilities,

•	Level 2 - directly or indirectly observable inputs other than quoted prices, and

•	Level 3 - unobservable inputs.

SFAS 157 requires disclosures detailing (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value, and (3) the effect of fair value measurements on earnings, as applicable. Our adoption of SFAS 157 effective January 1, 2008, did not have an impact on our Retained earnings balance.

SFAS 159. On February 15, 2007, the FASB issued SFAS No. 159. SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. We did not elect the fair value option provided by SFAS 159 for any financial assets or liabilities upon our adoption of SFAS 159 on January 1, 2008. As such, the adoption of SFAS 159 did not have a material impact on our results of operations and financial condition. Further, we have not elected the fair value option for any financial assets or liabilities at any point subsequent to our adoption of SFAS 159.

FSP FIN 39-1. On April 30, 2007, the FASB issued FASB Staff Position No. FIN 39-1. FSP FIN 39-1 permits an entity to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement. Under FSP FIN 39-1, the receivable or payable related to cash collateral may not be offset if the amount recognized does not represent or approximate fair value or arises from instruments in a master netting arrangement that are not eligible to be offset. The decision whether to offset such fair value amounts represents an elective accounting policy decision that, once elected, must be applied consistently. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Bank), with earlier application permitted. An entity should recognize the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. Upon adoption of FSP FIN 39-1, an entity is permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. Our adoption of FSP FIN 39-1 at January 1, 2008, had the following impact on the Statement of Condition as of December 31, 2007:

	As reported at December 31, 2007 (shown in our 2007 Form 10-K)	December 31, 2007 balances upon adoption of FSP FIN 39-1 (shown in this Form 10-Q)	Increase/(Decrease)
Derivative assets	$3,625	$1,926	$(1,699)
Interest-bearing deposits	565,789	555,593	(10,196)
Accrued interest payable	318,528	318,494	(34)
Derivative liabilities	296,214	304,745	8,531

Issue E23. In January 2008, the FASB issued Statement 133 Implementation Issue No. E23. Issue E23 amends Statement 133 to explicitly permit use of the shortcut method for those hedging relationships in which (1) the interest rate swap has a nonzero fair value at the inception of the hedging relationship, attributable solely to differing prices within the bid-ask spread, and/or (2) the hedged item has a trade date that differs from its settlement date because of generally established conventions in the marketplace in which the transaction to acquire or issue the hedged item is executed. Issue E23 is effective for hedging relationships designated on or after January 1, 2008. At adoption, pre-existing hedging relationships utilizing the shortcut method which did not meet the requirements of Issue 23 as of the inception of the hedging relationship must be dedesignated prospectively. The effect of applying hedge accounting prior to the effective date may not be reversed. A hedging relationship that does not qualify for the shortcut method based on Issue E23 could be redesignated without the application of the shortcut method if that hedging relationship meets the applicable requirements of Statement 133. Our adoption of Issue E23 did not have a material impact on our results of operations or financial condition.

SFAS 161. On March 19, 2008, the FASB issued SFAS No. 161. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 (January 1, 2009, for the Bank), with earlier adoption allowed. Management is evaluating whether our adoption of SFAS 161 will have a material impact on our financial statement disclosures.

Regulatory Developments

Proposed Changes in GSE Regulation and Programs

Legislative Action

Congress has in the past and continues to consider various proposed bills designed to strengthen the regulation of Fannie Mae, Freddie Mac and the Federal Home Loan Banks and to address other GSE reform issues. Numerous House and Senate committee hearings have taken place to consider GSE restructuring over the last several years, although no new legislation has been enacted at this time. Further, in light of the current turmoil in the housing, municipal finance and economic development markets, Congress is also considering legislation to: 1) allow the Federal Home Loan Banks to issue letters of credit to credit enhance tax-exempt municipal economic development bonds; 2) use AHP set-aside program funds to refinance mortgages for families having incomes below 80% of the median income for the area; and 3) allow the Federal Home Loan Banks to invest in student loan-related securities, accept student loans or related securities as collateral and make advances to members to allow them to originate student loans or finance student loan-related securities. It is impossible to predict whether any legislation relating to the Federal Home Loan Banks or the Finance Board will be approved by Congress and signed into law. Further, it is impossible to predict when any such legislation would go into effect, if enacted, and what affect the legislation would ultimately have on the Federal Home Loan Banks.

Regulatory Action

On March 24, 2008, the Finance Board passed a resolution to temporarily grant the Federal Home Loan Banks the ability to purchase additional MBS not to exceed 600% of Total regulatory capital in order to increase liquidity in the MBS markets. Investments under this authority are limited to Fannie Mae and Freddie Mac MBS, and this authority will expire on March 31, 2010. Each Federal Home Loan Bank must have its board’s approval, provide notice to the Finance Board of its intention to participate, and must meet certain reporting and recordkeeping requirements with the Finance Board in order to invest up to the increased limit. It is not known at this time whether we will participate or on what terms our board may authorize any increased investment in MBS under this temporary authority.

The Finance Board has also issued a proposed rule that would permit the Federal Home Loan Banks to establish AHP homeownership set-aside programs for the purpose of refinancing or restructuring eligible households’ nontraditional or subprime owner-occupied mortgage loans through June 30, 2011. Comments on the proposed rule are due by June 16, 2008. It is not yet known how or if the proposed rule would affect our current AHP programs, including HomeRetain, a program designed to help members assist customers in danger of foreclosure.

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

We have the potential for exposure to a number of risks in pursuing our business objectives. One primary risk, market risk, is discussed in detail below under “Quantitative and Qualitative Disclosures about Market Risk.” Other critical risks may be broadly classified as credit, liquidity, operational, and business. A detailed discussion of the policies and practices that have been established to manage these risk positions can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in our 2007 Form 10-K.

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

Credit risk can be magnified if the lender concentrates its portfolio in a few borrowers. Because of our limited territory, Indiana and Michigan, and because of continuing consolidation among the financial institutions that comprise the members of the 12 Federal Home Loan Banks, we have only a limited pool of large borrowers. As of March 31, 2008, our top two borrowers held 38.7% of total Advances outstanding, at par. Because of this concentration in Advances, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we analyze the implications to our financial management and profitability if we were to lose the business of one or more of these borrowers.

AHP. Our AHP requires participating members and project sponsors to make commitments with respect to the usage of the AHP grants to assist very low-, low-, and moderate-income families, as defined by regulation. If these commitments are not met, we may have the obligation to recapture these funds from the member or project sponsor or to replenish the AHP fund. This credit exposure is not explicitly collateralized but is addressed in part by evaluating project feasibility at the time of an award and the ongoing monitoring of AHP projects.

Investments. We are also exposed to credit risk through our investment portfolios. The Risk Management Policy (“RMP”) approved by our board restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The short-term investment portfolio represents unsecured credit. Therefore, counterparty ratings, performance, and capital adequacy are monitored in an effort to mitigate unsecured credit risk on the short-term investments. Our long-term investments consist of residential MBS, commercial MBS and ABS. We primarily hold AAA-rated (privately-issued and GSE-issued) collateralized mortgage obligations and pass-throughs. All of our MBS and ABS are rated AAA by S&P or Moody’s, except for an ABS bond with a book value of $26.6 million that was downgraded to AA on April 3, 2006, and two MBS bonds with a combined book value of $4.7 million that were downgraded to AA by Fitch on April 7, 2008. Currently, these MBS bonds are rated AAA by S&P and Moody’s, as shown on the table below.

The subprime segment of the mortgage market primarily serves borrowers with poorer credit payment histories; such loans typically have a mix of credit characteristics that indicate a higher likelihood of default and higher loss severities than prime loans. The following table also shows the investments that are categorized by S&P, Moody’s or Fitch as subprime in our MBS portfolio.

Subprime MBS

($ amounts in thousands, at par value)

	March 31, 2008	Rating	December 31, 2007	Rating
Private-label residential MBS	$522	AAA	$583	AAA
Home equity loans	4,708	AAA	5,018	AAA
Manufactured housing	26,602	AA	27,392	AA

Total subprime MBS	$31,832		$32,993

Although there is no standard industry definition for Alt-A mortgage loans, generally, they are characterized by a lower level of loan documentation. The following table shows the investments that are categorized by S&P and Moody’s as Alt-A in our MBS portfolio.

Alt-A MBS

($ amounts in thousands, at par value)

	March 31, 2008	Rating	December 31, 2007	Rating
Total Alt-A MBS	$381,297	AAA	$398,792	AAA

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

Our outstanding loans, non-accrual loans, and loans 90 days or more past due and accruing interest as of March 31, 2008, and December 31, 2007, as well as the total amount of interest income recognized and the total amount of interest received on real estate mortgages during the three months ended March 31, 2008, and 2007, is presented in the tables below:

Loan Portfolio Analysis

($ amounts in thousands)

	March 31, 2008	December 31, 2007
Real estate mortgages	$9,259,416	$9,396,757
Non-accrual loan participations (1)	1	1
Real estate mortgages past due 90 days or more and still accruing interest(2)	$82,446	$81,172

	Three Months ended March 31,
	2008	2007
Interest contractually due during the period	$123,842	$132,325
Interest actually received during the period	123,842	132,325

Shortfall(2)	$—	$—

(1)	Non-accrual loans include our residual participation in conventional loans not part of the MPP.

(2)	Interest on MPP is advanced by the servicer based upon scheduled principal and interest payments and therefore will not reflect the actual shortfall associated with non-accruing loans because, under this arrangement, our servicers remit payments to us as scheduled whether or not payment is received from the borrower. Although we began offering an actual/actual remittance option on June 1, 2006, it has not yet had an effect on the shortfall. Under actual/actual servicing agreements, the servicers remit payments only as they are received from the borrowers. The monthly delinquency information reported as of quarter end is provided by the servicer through the master servicer one month after the actual mortgage loan balance activity.

Loans in the MPP are dispersed geographically, as shown in the following table:

Geographic Concentration of MPP Loans (1)(2)

	March 31, 2008	December 31, 2007
Midwest	34.9%	33.9%
Northeast	11.3%	11.4%
Southeast	20.2%	20.5%
Southwest	21.0%	21.3%
West	12.6%	12.9%

Total	100.0%	100.0%

(1)	Percentages calculated based on the unpaid principal balance at the end of each period.

(2)	Midwest includes IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI.

Northeast includes CT, DE, MA, ME, NH, NJ, NY, PA, RI, VI and VT.

Southeast includes AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV.

Southwest includes AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT.

West includes AK, CA, HI, ID, MT, NV, OR, WA, and WY.

The MPP mortgage loans held for portfolio are dispersed across all fifty states, the District of Columbia and the U.S. Virgin Islands. No single zip code represented more than 1% of MPP loans outstanding at March 31, 2008, or December 31, 2007. It is likely that the concentration of MPP loans in our district states of Indiana and Michigan will increase in the future due to the loss of our three largest sellers because those three sellers were our greatest sources of nationwide mortgages. The median size of an outstanding MPP loan was approximately $138,750 at March 31, 2008, and $138,800 at December 31, 2007.

An analysis of real estate mortgages past due 90 days or more and still accruing interest and the percentage of those loans to the mortgage loans outstanding as of March 31, 2008, and December 31, 2007, follows:

Real Estate Mortgages Past Due 90 Days or More

($ amounts in thousands)

	As of March 31, 2008	As of December 31, 2007
Total Conventional mortgage loan delinquencies	$36,905	$36,201
Total Conventional mortgage loans outstanding, at par	$8,457,972	$8,566,653
Percentage of delinquent conventional loans	0.44%	0.42%
Total FHA mortgage loan delinquencies	$45,541	$44,971
Total FHA mortgage loans outstanding, at par	$773,824	$800,169
Percentage of delinquent FHA loans	5.89%	5.62%

The 90 day delinquency ratio for conventional mortgages increased from 0.42% to 0.44% during the first three months of 2008. A continued decline in the general economic conditions in the U.S. and, in particular, Michigan and Indiana, could result in increased delinquencies in our portfolio. Another factor that impacts the delinquency ratio is the age of our loans. It is typical for mortgage delinquencies to increase during the first few years of a loan portfolio’s life. Since our portfolio contains relatively new loans, the delinquency ratio is increasing as the loans age, and our percentage of new loans and the outstanding balance decrease. The conventional delinquency ratios are below the national average for conforming, fixed-rate mortgages.

For government-insured (FHA) mortgages, the delinquency rate is generally higher than for the conventional mortgages held in our portfolio. We rely on government insurance, which generally provides a 100% guarantee, as well as quality control processes, to maintain the credit quality of this portfolio. The 90-day delinquency ratio for FHA mortgages has increased from 5.62% to 5.89% during the first three months of 2008. This is due to the aging of the portfolio described above as well as other credit factors. Also, we have not purchased any FHA loans since August 2006.

Although we have had no loan charge-offs in the first three months of 2008, our policy is to charge-off a loan if, after foreclosure, the liquidation value of the real estate collateral plus credit enhancements does not cover our mortgage loan balance outstanding, or when an estimated or known loss exists. A loss contingency will be recorded when, in management’s judgment, it is probable that impairment has occurred, and the amount of loss can be reasonably estimated. Probable impairment is defined as the point at which, using current information and events, we estimate that we will be unable to collect all principal and interest contractually due.

In addition to the LRAs, we have credit protection on each loan, where eligible, through SMI, which provides sufficient insurance to cover credit losses to approximately 50% of the property’s original value (subject, in certain cases, to an aggregate stop-loss provision in the SMI policy). We have an aggregate loss/benefit limit or “stop-loss” on any master commitment contract that equals or exceeds $35,000,000.

Credit enhancement fees as of and for the three months ended March 31, 2008, and 2007, are presented below:

Credit Enhancement Fees

($ amounts in thousands)

	Three Months ended March 31,
	2008	2007
Average conventional MPP loans outstanding	$8,512,179	$9,049,248

LRA fees	$1,551	$1,654
SMI fees	1,773	1,913

Total Credit Enhancement fees	$3,324	$3,567

Enhancement fees as a % of average conventional MPP loans outstanding	0.16%	0.16%

If a credit loss occurs, the accumulated LRA is used to cover the credit loss in excess of equity and primary mortgage insurance. SMI provides limited additional coverage over and above losses covered by the LRA.

LRA outstanding as of March 31, 2008, and December 31, 2007, is presented below:

LRA Outstanding

($ amounts in thousands)

	March 31, 2008	December 31, 2007
LRA Outstanding	$21,420	$21,090

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

Based on our analysis, and after consideration of LRA, SMI, and credit enhancements, there was no allowance for credit losses on real estate mortgage loans as of and for the three months ended March 31, 2008, or as of December 31, 2007.

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

The following tables summarize key information on derivative counterparties and provide information on a trade date basis as of March 31, 2008, and December 31, 2007, respectively:

Derivative Agreements

Counterparty Ratings

March 31, 2008

($ amounts in thousands)

S&P Rating	Notional Principal	Percentage of Notional Principal	Credit Exposure Before Collateral	Credit Exposure Net of Collateral
AAA	$1,235,000	3.4%	$—	$—
AA	28,177,463	78.3%	9,782	9,782
A	6,482,900	18.0%	536	536

Total	35,895,363	99.7%	10,318	10,318
Others(1)	101,605	0.3%	246	246

Total derivative notional and credit exposure	$35,996,968	100.0%	$10,564	$10,564

Derivative Agreements

Counterparty Ratings

December 31, 2007

($ amounts in thousands)

S&P Rating	Notional Principal	Percentage of Notional Principal	Credit Exposure Before Collateral	Credit Exposure Net of Collateral
AAA	$1,370,200	4.4%	$—	$—
AA	22,193,223	71.2%	1,792	1,792
A	7,547,650	24.2%	1,699	—

Total	31,111,073	99.8%	3,491	1,792
Others(1)	79,004	0.2%	134	134

Total derivative notional and credit exposure	$31,190,077	100.0%	$3,625	$1,926

(1)	Includes the total notional and fair value exposure related to delivery commitments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table summarizes the duration of equity levels for our total position:

Effective Duration of Equity Scenarios

	-200 bps(1)	0 bps	+200 bps

March 31, 2008	-1.94 years	2.51 years	1.50 years
December 31, 2007	-5.33 years	3.43 years	2.19 years

(1)	For March 31, 2008, the -200 bps shock was constrained to -87 bps due to the relatively low interest rate environment as per Advisory Bulletin 03-9 issued by the Finance Board on October 3, 2003.

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

Duration Gap

March 31, 2008	+0.6 months
December 31, 2007	+1.2 months

Convexity

Convexity measures how fast duration changes as a function of interest rate changes. Measurement of convexity is important because of the optionality embedded in the mortgage and callable debt portfolios. The mortgage portfolios exhibit negative convexity due to the embedded prepayment options. The negative convexity on the mortgage asset is mitigated by the negative convexity of underlying callable debt. Convexity is routinely reviewed by management and used in developing funding and hedging strategies for acquisition of mortgage-based assets. A primary strategy for managing convexity risk arising from our mortgage portfolio is the issuance of callable debt. At March 31, 2008, callable debt funding mortgage assets as a percentage of the net mortgage portfolio equaled 47.6%, compared to 58.6% at the end of 2007.

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

MRBC is primarily based upon historical simulation methodology. The estimation incorporates scenarios that reflect interest rate shifts, interest rate volatility, and changes in the shape of the yield curve. These observations are based on historical information from 1978 to the present. In our application, MRBC is defined as the potential dollar loss from adverse market movements, measured over 120-business day time periods, with a 99.0% confidence interval, based on these historical prices and market rates. MRBC estimates as of March 31, 2008, and December 31, 2007, are presented below:

Value at Risk

Actual
March 31, 2008	$165 million
December 31, 2007	$154 million

Changes in Market Value of Equity between the Base Case and Shift Scenarios

We measure potential changes in the market value of equity based on the current month-end level of rates versus the market value of equity under large parallel rate shifts. This measurement provides information related to the sensitivity of our interest rate position:

Change in Market Value of Equity from Base Rates

	-200 bps(1)	+200 bps
March 31, 2008	+0.9%	-3.8%
December 31, 2007	-1.3%	-5.8%

(1)	For March 31, 2008, the -200 bps shock was constrained to -87 bps due to the relatively low interest rate environment as per Advisory Bulletin 03-9 issued by the Finance Board on October 3, 2003.

Use of Derivative Hedges

We make use of derivatives in hedging our market risk exposures. The primary type of derivative used is interest rate exchange agreements or swaps. Interest rate swaps increase the flexibility of our funding alternatives by providing specific cash flows or characteristics that might not be as readily available or cost-effective if obtained in the cash debt market. We also use TBAs to temporarily hedge mortgage positions. We do not speculate using derivatives and do not engage in derivatives trading. Additional information about our primary hedging activities using interest rate swaps can be found in our 2007 Form 10-K.

The volume of derivative hedges is often expressed in terms of notional principal, which is the amount upon which interest payments are calculated. The following table highlights the notional amounts by type of derivative agreement as of March 31, 2008, and December 31, 2007:

Notional Principal by Type of Derivative Agreements

($ amounts in thousands)

	March 31, 2008	December 31, 2007
Debt swaps
Bullet	$5,874,114	$4,184,114
Callable	9,551,370	7,346,370
Complex	1,620,000	1,948,080
Advances swaps
Bullet	12,441,938	12,444,770
Putable	5,618,500	4,985,050
Callable	131,845	—
Complex	1,000	1,000
Available-for-sale swaps	605,000	—
MBS swaps	1,596	1,689
TBA hedges	50,100	38,800
Mandatory delivery commitments	51,505	40,204
Swaptions	50,000	200,000

Total	$35,996,968	$31,190,077

The above table includes interest rate swaps, TBA MBS hedges, mandatory delivery commitments and swaptions. Complex swaps include, but are not limited to, step-up and range bonds. The level of different types of derivatives is contingent upon and tends to vary with, balance sheet size, Advances demand, MPP purchase activity, and CO issuance levels.

The table below presents derivative instruments by hedged instrument as of March 31, 2008, and December 31, 2007:

Derivative Instruments by Hedged Instrument

Accrued Interest Excluded from the Fair Value

($ amounts in thousands)

	As of March 31, 2008		As of December 31, 2007
	Total Notional	Estimated Fair Value	Total Notional	Estimated Fair Value
Advances
Fair value hedges	$18,192,283	$(825,464)	$17,429,820	$(355,885)
Economic hedges	1,000	(1)	1,000	(2)

Total	18,193,283	(825,465)	17,430,820	(355,887)

Investments
Fair value hedges	605,000	(44,030)	—	—
Economic hedges	1,596	(55)	1,689	(37)

Total	606,596	(44,085)	1,689	(37)

MPP loans
Economic hedges	100,100	(639)	238,800	(232)
Economic (stand-alone delivery commitments)	51,505	227	40,204	103

Total	151,605	(412)	279,004	(129)

COs-Bonds
Fair value hedges	16,628,990	122,271	12,987,070	15,385
Economic hedges	25,000	1,409	100,000	400

Total	16,653,990	123,680	13,087,070	15,785

COs-Discount notes
Economic hedges	391,494	731	391,494	(65)

Total	391,494	731	391,494	(65)

Total notional and fair value	$35,996,968	$(745,551)	$31,190,077	$(340,333)

Total derivatives excluding accrued interest		$(745,551)		$(340,333)
Accrued interest, net		91,043		47,744
Cash collateral held by/(from) counterparty, net		27,595		(10,230)

Net derivative balance		$(626,913)		$(302,819)

Net derivative asset balance		$10,564		$1,926
Net derivative liability balance		(637,477)		(304,745)

Net derivative balance		$(626,913)		$(302,819)

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our President – Chief Executive Officer and our Senior Vice President, Chief Accounting Officer, has evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2008. Based upon their evaluation, they concluded that, as of March 31, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we submit and file under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Internal Controls over Financial Reporting

During the quarter ended March 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

Update to Credit Ratings Risk Factor

As discussed in our 2007 Form 10-K, the Federal Home Loan Banks are required to maintain not less than an AA counterparty credit rating. On April 8, 2008, Moody’s announced that it had changed its outlook on the Federal Home Loan Bank of Chicago’s subordinated debt to negative from stable. It is not anticipated that this change will have an impact on us or the other Federal Home Loan Banks as we are not jointly and severally liable on the subordinated debt issued by the Chicago Federal Home Loan Bank. However, on April 10, 2008, S&P placed the Federal Home Loan Bank of Chicago on CreditWatch with negative implications as a result of the termination of merger talks between the Federal Home Loan Bank of Chicago and the Federal Home Loan Bank of Dallas, and due to the resignation of the president of the Federal Home Loan Bank of Chicago. Further, S&P also placed four bond issues backed by letters of credit from the Federal Home Loan Bank of Chicago on CreditWatch with negative implications for the same reasons. So while the Federal Home Loan Bank of Chicago remains in compliance with the AA credit rating requirement, these actions by the rating agencies indicate that they are evaluating the Federal Home Loan Bank of Chicago for possible further downgrade if the Federal Home Loan Bank of Chicago fails to show improvement in its financial, risk management and regulatory performance. It is not clear how further rating agency action might affect the ability of the Federal Home Loan Bank of Chicago to pay its share of COs, which might require additional payments from the remaining Federal Home Loan Banks, or whether such action might affect the overall price or availability of COs for all of the Federal Home Loan Banks.

Disclosure of Occurrence of Circumstances Beyond Our Control

We have previously disclosed as a risk factor the possibility that the failure of other parties with which we deal, to adequately deal with their risks could adversely impact us. We have also disclosed that we primarily obtain SMI on our MPP portfolio from MGIC. By regulation, we are required to maintain SMI with an insurer rated not less than AA-. MGIC was downgraded by S&P to A from AA- on April 8, 2008. As of April 30, 2008, the ratings by Fitch and Moody’s, however, are still at least equivalent to AA-. Due to the downgrade by one of the rating agencies and the potential for downgrades by the other rating agencies, we are currently reviewing the options that may be available, including obtaining regulatory relief. Any of the options available could increase our costs and adversely impact the profitability of our MPP portfolio.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1*	Organization Certificate of the Federal Home Loan Bank of Indianapolis, incorporated by reference to our Registration Statement on Form 10 filed February 14, 2006

3.2*	Bylaws of the Federal Home Loan Bank of Indianapolis, incorporated by reference to our Registration Statement on Form 10 filed February 14, 2006

4*	Capital Plan of the Federal Home Loan Bank of Indianapolis, incorporated by reference to our Registration Statement on Form 10 filed February 14, 2006

10.1*	Federal Home Loan Bank of Indianapolis 2008 Executive Incentive Compensation Plan

10.2*	Federal Home Loan Bank of Indianapolis Supplemental Executive Thrift Plan (with trust), as amended, incorporated by reference to our Quarterly Report on Form 10-Q filed on November 13, 2007

10.3*	Federal Home Loan Bank of Indianapolis Supplemental Executive Retirement Plan (with trust), as amended, incorporated by reference to our Quarterly Report on Form 10-Q filed on November 13, 2007

10.4*	Directors’ Deferred Compensation Plan (with trust), as amended, incorporated by reference to our Quarterly Report on Form 10-Q filed on November 13, 2007

10.5*	Directors’ Fee Policy effective January 2008

10.6*	Form of Key Employee Severance Agreement for Executive Officers, incorporated by reference to our Current Report on Form 8-K, filed on November 20, 2007

10.7*	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2006

14.1*	Code of Conduct for Directors, Officers, Employees and Advisory Council Members, effective October 1, 2007, incorporated by reference to our Quarterly Report on From 10-Q filed November 13, 2007

31.1	Certification of the President – Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Senior Vice President – Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President – Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Senior Vice President –Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	These documents are incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on May 12, 2008.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

By:	/s/ MILTON J. MILLER II
Name:	Milton J. Miller II
Title:	President – Chief Executive Officer

By:	/s/ PAUL J. WEAVER
Name:	Paul J. Weaver
Title:	Senior Vice President – Chief Accounting Officer