Form 10-Q
period 2008-06-30
Federal Home Loan Bank of Indianapolis
filed 2008-08-11
CIK 1331754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer

☒	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of July 31, 2008
Class B Stock, par value $100	23,382,087

Federal Home Loan Bank of Indianapolis

Form 10-Q

As used in this Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “FHLBI,” and the “Bank” refer to the Federal Home Loan Bank of Indianapolis.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Federal Home Loan Bank of Indianapolis

Statements of Condition

($ and share amounts in thousands, except par value)	June 30, 2008 (Unaudited)	December 31, 2007 (Audited)

Assets
Cash and due from banks	$6,687	$7,255
Interest-bearing deposits, non-members	26	1,660,000
Federal funds sold, members and non-members	11,896,000	11,261,000
Available-for-sale securities, (a), non-members (Note 3)	1,164,034	—
Held-to-maturity securities (b), members and non-members (Note 4)	7,465,318	6,714,909
Advances to members (Note 5)	30,161,247	26,769,633
Mortgage loans held for portfolio, net (Note 6)	9,037,485	9,396,757
Accrued interest receivable	166,737	193,552
Premises, software, and equipment, net	9,067	9,578
Derivative assets (Note 7)	16,900	1,926
Other assets	45,851	40,142

Total assets	$59,969,352	$56,054,752

Liabilities and Capital
Deposits (Note 8)
Interest-bearing deposits	$668,815	$555,593
Non-interest-bearing deposits	2,302	1,279

Total deposits	671,117	556,872

Consolidated obligations, net (Note 9)
Discount notes	19,933,077	22,171,485
CO Bonds	35,991,231	30,253,735

Total consolidated obligations, net	55,924,308	52,425,220

Accrued interest payable	343,999	318,494
Affordable Housing Program	32,906	30,300
Payable to REFCORP	11,820	9,463
Derivative liabilities (Note 7)	369,669	304,745
Mandatorily redeemable capital stock (Note 10)	206,453	163,469
Other liabilities	42,870	47,257

Total liabilities	57,603,142	53,855,820

Commitments and contingencies (Note 5,7,9,10, 13)
Capital (Note 10)
Capital stock-Class B-1 putable ($100 par value) issued and outstanding shares: 21,283 and 20,029, respectively	2,128,261	2,002,862
Capital stock-Class B-2 putable ($100 par value) issued and outstanding shares: 0.01 and 0.01, respectively	1	1

Total Capital stock putable ($100 par value) issued and outstanding shares: 21,283.01 and 20,029.01, respectively	2,128,262	2,002,863
Retained earnings	242,841	202,111
Accumulated other comprehensive income (loss)	(4,893)	(6,042)

Total capital	2,366,210	2,198,932

Total liabilities and capital	$59,969,352	$56,054,752

(a)	Amortized cost: $1,190,438 and $0 at June 30, 2008, and December 31, 2007, respectively.

(b)	Fair values: $7,234,118 and $6,628,314 at June 30, 2008, and December 31, 2007, respectively.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis

Statements of Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ amounts in thousands)	2008	2007	2008	2007
Interest Income
Advances to members	$227,967	$294,311	$521,023	$599,674
Prepayment fees on Advances, net	32	28	178	1,830
Interest-bearing deposits, non-members	2,168	18,173	15,958	23,203
Federal funds sold, members and non-members	73,156	115,039	177,274	212,641
Available-for-sale securities, non-members	4,915	—	5,077	—
Held-to-maturity securities, members and non-members	81,380	72,915	162,697	147,570
Mortgage loans held for portfolio	121,326	131,373	242,982	262,368
Loans to other Federal Home Loan Banks	35	—	35	15

Total interest income	510,979	631,839	1,125,224	1,247,301

Interest Expense
Discount notes	118,427	145,070	298,829	293,240
CO Bonds	315,068	424,491	670,867	829,781
Deposits	4,105	13,172	10,576	25,857
Securities sold under agreements to repurchase	—	—	3	—
Mandatorily redeemable capital stock	2,578	1,572	5,075	3,523
Other borrowings	—	—	3	—

Total interest expense	440,178	584,305	985,353	1,152,401

Net Interest Income	70,801	47,534	139,871	94,900

Other Income (Loss)
Service fees	325	342	637	677
Net gains (losses) on derivatives and hedging activities	2,442	(3,405)	2,041	(2,683)
Other, net	291	442	629	718

Total other income (loss)	3,058	(2,621)	3,307	(1,288)

Other Expense
Compensation and benefits	5,373	5,699	12,213	14,613
Other operating expenses	2,412	2,313	4,532	4,446
Finance Board	419	408	838	816
Office of Finance	395	379	839	790
Other	335	391	649	934

Total other expense	8,934	9,190	19,071	21,599

Income Before Assessments	64,925	35,723	124,107	72,013

Assessments
Affordable Housing Program	5,563	3,077	10,649	6,238
REFCORP	11,872	6,529	22,691	13,155

Total assessments	17,435	9,606	33,340	19,393

Net Income	$47,490	$26,117	$90,767	$52,620

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis

Statements of Capital

(Unaudited)

	Capital Stock Class B-1 Putable		Capital Stock Class B-2 Putable		Retained Earnings	Accumulated Other Comprehensive Income	Total Capital
($ and share amounts in thousands)	Shares	Par Value	Shares	Par Value
Balance, December 31, 2006 (audited)	17,935	$1,793,511	—	$1	$166,622	$(5,420)	$1,954,714
Proceeds from sale of capital stock	1,122	112,188	—	—			112,188
Net shares reclassified to mandatorily redeemable capital stock	(120)	(11,987)	—	—			(11,987)
Comprehensive income:
Net income					52,620		52,620
Other comprehensive income:
Net unrealized loss on available-for-sale securities						—	—
Pension and postretirement benefits						(1,081)	(1,081)

Total comprehensive income (loss)					52,620	(1,081)	51,539

Mandatorily redeemable capital stock distributions					(72)		(72)
Dividends on capital stock
Cash (4.75%)					(43,702)		(43,702)

Balance, June 30, 2007	18,937	$1,893,712	—	$1	$175,468	$(6,501)	$2,062,680

	Capital Stock Class B-1 Putable		Capital Stock Class B-2 Putable		Retained Earnings	Accumulated Other Comprehensive Income	Total Capital
($ and share amounts in thousands)	Shares	Par Value	Shares	Par Value
Balance, December 31, 2007 (audited)	20,029	$2,002,862	—	$1	$202,111	$(6,042)	$2,198,932
Proceeds from sale of capital stock	1,684	168,376	—	—			168,376
Net shares reclassified to mandatorily redeemable capital stock	(430)	(42,977)	—	—			(42,977)
Comprehensive income:
Net Income					90,767		90,767
Other comprehensive income:
Net unrealized loss on available-for-sale securities						(994)	(994)
Pension and postretirement benefits						2,143	2,143

Total comprehensive income (loss)					90,767	1,149	91,916

Mandatorily redeemable capital stock distributions					(183)		(183)
Dividends on capital stock
Cash (5.00%)					(49,854)		(49,854)

Balance, June 30, 2008	21,283	$2,128,261	—	$1	$242,841	$(4,893)	$2,366,210

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis

Statements of Capital

(Unaudited)

	Capital Stock Class B-1 Putable		Capital Stock Class B-2 Putable		Retained Earnings	Accumulated Other Comprehensive Income	Total Capital
($ and share amounts in thousands)	Shares	Par Value	Shares	Par Value
Balance, April 1, 2007	18,811	$1,881,106	—	$1	$169,926	$(6,604)	$2,044,429
Proceeds from sale of capital stock	246	24,593	—	—			24,593
Net shares reclassified to mandatorily redeemable capital stock	(120)	(11,987)	—	—			(11,987)
Comprehensive income:
Net income					26,117		26,117
Other comprehensive income:
Net unrealized loss on available-for-sale securities						—	—
Pension and postretirement benefits						103	103

Total comprehensive income (loss)					26,117	103	26,220

Mandatorily redeemable capital stock distributions					(65)		(65)
Dividends on capital stock
Cash (4.50%)					(20,510)		(20,510)

Balance, June 30, 2007	18,937	$1,893,712	—	$1	$175,468	$(6,501)	$2,062,680

	Capital Stock Class B-1 Putable		Capital Stock Class B-2 Putable		Retained Earnings	Accumulated Other Comprehensive Income	Total Capital
($ and share amounts in thousands)	Shares	Par Value	Shares	Par Value
Balance, April 1, 2008	20,532	$2,053,159	—	$1	$221,566	$(9,068)	$2,265,658
Proceeds from sale of capital stock	757	75,686	—	—			75,686
Net shares reclassified to mandatorily redeemable capital stock	(6)	(584)	—	—			(584)
Comprehensive income:
Net Income					47,490		47,490
Other comprehensive income:
Net unrealized gain on available-for-sale securities						2,032	2,032
Pension and postretirement benefits						2,143	2,143

Total comprehensive income (loss)					47,490	4,175	51,665

Mandatorily redeemable capital stock distributions					(8)		(8)
Dividends on capital stock
Cash (5.25%)					(26,207)		(26,207)

Balance, June 30, 2008	21,283	$2,128,261	—	$1	$242,841	$(4,893)	$2,366,210

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
($ amounts in thousands)	2008	2007
Operating Activities
Net Income	$90,767	$52,620
Adjustments to reconcile Net income to net cash provided by (used in) operating activities
Depreciation and amortization
Net premiums and discounts on consolidated obligations	(56,922)	(1,371)
Net premiums and discounts on investments	(3,013)	(3,997)
Net premiums and discounts on mortgage loans	1,880	75
Concessions on CO bonds	9,865	2,975
Fees on derivatives, included as a component of derivative value	(6,563)	(2,434)
Net deferred gain on derivatives	(91)	(85)
Premises, software, and equipment	626	723
Other fees and amortization	795	1,404
Net realized gain on disposal of premises, software, and equipment	(5)	—
(Gain) loss due to change in net fair value adjustment on derivative and hedging activities	(236)	1,821
Net change in:
Accrued interest receivable	26,815	7,169
Net derivatives – net accrued interest	4,799	(14,789)
Other assets	(591)	7,222
Affordable Housing Program liability and discount on AHP Advances	2,606	820
Accrued interest payable	25,472	30,214
Payable to REFCORP	2,357	(458)
Other liabilities	(2,245)	(4,022)

Total adjustments	5,549	25,267

Net cash provided by operating activities	96,316	77,887

Investing Activities
Net change in:
Interest-bearing deposits, non-members	1,659,974	(895,919)
Federal funds sold, members and non-members	(635,000)	(1,733,000)
Premises, software, and equipment	(110)	(74)
Held-to-maturity securities:
Proceeds from maturities of long-term held-to-maturity securities, members and non-members	762,172	493,517
Purchases of long-term held-to-maturity securities, members and non-members	(1,508,091)	(493,657)
Available-for-sale securities:
Purchases of available-for-sale securities, non-members	(1,191,915)	—
Advances to members:
Principal collected on Advances	30,305,825	48,737,032
Advances made	(33,715,333)	(48,515,897)
Mortgage loans held for portfolio:
Principal collected	647,114	578,228
Mortgage loans purchased	(291,329)	(270,382)
Proceeds from sales of foreclosed assets	19	—
Other Federal Home Loan Banks:
Principal collected on loans to other Federal Home Loan Banks	615,000	100,000
Loans to other Federal Home Loan Banks	(615,000)	(100,000)

Net cash used in investing activities	(3,966,674)	(2,100,152)

Federal Home Loan Bank of Indianapolis

Statements of Cash Flows, continued

(Unaudited)

	For the Six Months Ended June 30,
($ amounts in thousands)	2008	2007
Financing Activities
Net change in:
Deposits	104,829	144,001
Net proceeds on derivative contracts with financing elements	72,703	—
Net proceeds from issuance of consolidated obligations
Discount notes	593,066,060	447,258,104
CO Bonds	22,165,612	9,648,859
Payments for maturing and retiring consolidated obligations
Discount notes	(595,246,860)	(447,339,410)
CO Bonds	(16,410,900)	(7,762,555)
Other Federal Home Loan Banks:
Borrowings from other Federal Home Loan Banks	5,000	—
Maturities of borrowings from other Federal Home Loan Banks	(5,000)	—
Proceeds from issuance of capital stock	168,376	112,188
Payments for redemption of mandatorily redeemable capital stock	(176)	(142)
Cash dividends paid	(49,854)	(43,702)

Net cash provided by financing activities	3,869,790	2,017,343

Net decrease in cash and cash equivalents	(568)	(4,922)
Cash and cash equivalents at beginning of the period	7,255	15,022

Cash and cash equivalents at end of the period	$6,687	$10,100

Supplemental Disclosures
Interest paid	$664,857	$823,982
Affordable Housing Program payments, net	8,043	5,418
REFCORP payments	20,334	13,613

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Months Ended June 30, 2008, and 2007 is Unaudited

Note 1 — Summary of Significant Accounting Policies and Basis of Presentation

The significant accounting policies and the financial condition and results of operations for the Federal Home Loan Bank of Indianapolis as of December 31, 2007, are contained in our Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 on March 24, 2008 (“2007 Form 10-K”). The accompanying unaudited financial statements as of and for the three and six months ended June 30, 2008, should be read in conjunction with the 2007 Form 10-K. In the opinion of our management, the accompanying financial statements contain all adjustments necessary (consisting of only normal recurring adjustments) for a fair statement of the results of operations and financial condition for the interim period ended June 30, 2008, and conform with accounting principles generally accepted in the United States of America (“GAAP”) as they apply to interim financial statements. The results of operations for the three months and six months ended June 30, 2008, are not necessarily indicative of the results to be expected for any subsequent period or entire year.

The preparation of financial statements requires management to make assumptions and estimates. These assumptions and estimates affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates.

We have included descriptions of significant accounting policies in Note 1 to our 2007 Financial Statements in our 2007 Form 10-K. There have been no significant changes to these policies as of June 30, 2008, except as follows:

Cash Collateral. On April 30, 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”). FSP FIN 39-1 permits an entity to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement. Under FSP FIN 39-1, the receivable or payable related to cash collateral may not be offset if the amount recognized does not represent or approximate fair value or arises from instruments in a master netting arrangement that are not eligible to be offset. We do not have any such cash collateral that has not been offset against net derivative positions. The decision whether to offset such fair value amounts represents an elective accounting policy decision that, once elected must be applied consistently. As permitted under FSP FIN 39-1, we offset the fair value amounts recognized for the right to reclaim cash collateral (held by the counterparty) or the obligation to return cash collateral (held from the counterparty) against the net derivative position with the same counterparty under a master netting arrangement.

Certain reclassifications have been made in the prior-year financial statements to conform to current presentation as a result of our application of FSP FIN 39-1. Our adoption of FSP FIN 39-1 at January 1, 2008, had the following impact on the Statement of Condition as of December 31, 2007 ($ amounts in thousands):

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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Months Ended June 30, 2008, and 2007 is Unaudited

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

SFAS 157 requires disclosures detailing (i) the extent to which companies measure assets and liabilities at fair value, (ii) the methods and assumptions used to measure fair value, and (iii) the effect of fair value measurements on earnings, as applicable. Our adoption of SFAS 157 effective January 1, 2008, did not have an impact on our Retained earnings balance.

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

Issue E23. In January 2008, the FASB issued Statement 133 Implementation Issue No. E23, Issues Involving the Application of the Shortcut Method under Paragraph 68 (“Issue E23”). Issue E23 amends Statement 133 to explicitly permit use of the shortcut method for those hedging relationships in which (i) the interest rate swap has a nonzero fair value at the inception of the hedging relationship, attributable solely to differing prices within the bid-ask spread, and/or (ii) the hedged item has a trade date that differs from its settlement date because of generally established conventions in the marketplace in which the transaction to acquire or issue the hedged item is executed. Issue E23 is effective for hedging relationships designated on or after January 1, 2008. At adoption, pre-existing hedging relationships utilizing the shortcut method which did not meet the requirements of Issue 23 as of the inception of the hedging relationship must be dedesignated prospectively. The effect of applying hedge accounting prior to the effective date may not be reversed. A hedging relationship that does not qualify for the shortcut method based on Issue E23 could be redesignated without the application of the shortcut method if that hedging relationship meets the applicable requirements of Statement 133. Our adoption of Issue E23 did not have a material impact on our results of operations or financial condition.

SFAS 161. On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 (January 1, 2009, for the Bank), with earlier adoption allowed. Management is evaluating whether our adoption of SFAS 161 will have a material impact on our financial statement disclosures.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Months Ended June 30, 2008, and 2007 is Unaudited

SFAS 162. On May 9, 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC’s approval of Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Our adoption of SFAS 162 should not have a material impact on our results of operations and financial condition.

Note 3 — Available-for-Sale Securities

Major Security Types. Available-for-sale securities (AAA rated agency debentures) purchased from non-member counterparties as of June 30, 2008, were as follows ($ amounts in thousands):

	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government Sponsored Enterprises (“GSEs”)	$1,190,438	$2,279	$(28,683)	$1,164,034

Total	$1,190,438	$2,279	$(28,683)	$1,164,034

There were no available-for-sale securities outstanding as of December 31, 2007.

Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at June 30, 2008, and December 31, 2007, are shown below ($ amounts in thousands). All of the available-for-sale securities pay a fixed rate of interest.

	June 30, 2008		December 31, 2007
Year of Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	1,190,438	1,164,034	—	—

Total	$1,190,438	$1,164,034	$—	$—

Gains and Losses. There were no sales of available-for-sale securities during the three and six months ended June 30, 2008, and 2007.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Months Ended June 30, 2008, and 2007 is Unaudited

Note 4 — Held-to-Maturity Securities

Major Security Types. Held-to-maturity securities purchased from non-member counterparties and members and their affiliates as of June 30, 2008, were as follows ($ amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency obligations	$2,105	$17	$—	$2,122
MBS and ABS:
U.S. agency obligations – guaranteed	16,828	114	—	16,942
GSEs	2,211,533	2,531	(34,340)	2,179,724
Other (1)	5,234,852	1,440	(200,962)	5,035,330

Total	$7,465,318	$4,102	$(235,302)	$7,234,118

(1)	Included in Other Mortgage Backed Securities (“MBS”) and Asset Backed Securities (“ABS”) are securities issued by affiliates of members.

A summary of the MBS issued by affiliates of members as of June 30, 2008, follows ($ amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Mortgage Securities	$127,889	$—	$(3,564)	$124,325

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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Months Ended June 30, 2008, and 2007 is Unaudited

The following tables summarize the held-to-maturity securities with unrealized losses as of June 30, 2008, and December 31, 2007. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position ($ amounts in thousands).

	Less than 12 months		12 months or more		Total
June 30, 2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS and ABS
U.S. agency obligations – guaranteed	$—	$—	$—	$—	$—	$—
GSEs	1,384,954	(19,326)	328,601	(15,014)	1,713,555	(34,340)
Other (1)	3,415,615	(94,402)	1,333,565	(106,560)	4,749,180	(200,962)

Total temporarily impaired	$4,800,569	$(113,728)	$1,662,166	$(121,574)	$6,462,735	$(235,302)

(1)	Included in the column for Unrealized Losses Less than 12 months are three securities we purchased from Bank of America Mortgage Securities, an affiliate of a member, with an amortized cost of $78.3 million and a market value of $77.1 million. Included in the column for Unrealized Losses 12 months or more is a security we purchased from Bank of America Mortgage Securities with an amortized cost of $49.6 million and a market value of $47.2 million.

	Less than 12 months		12 months or more		Total
December 31, 2007	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS and ABS
U.S. agency obligations – guaranteed	$—	$—	$20,724	$(33)	$20,724	$(33)
GSEs	—	—	603,326	(17,110)	603,326	(17,110)
Other (1)	553,179	(3,808)	3,143,443	(81,147)	3,696,622	(84,955)

Total temporarily impaired	$553,179	$(3,808)	$3,767,493	$(98,290)	$4,320,672	$(102,098)

(1)	Included in the column for Unrealized Losses 12 months or more were two securities we purchased from Bank of America Mortgage Securities, an affiliate of a member, with an amortized cost of $76.1 million and a market value of $74.4 million.

We have performed an other-than-temporary impairment analysis as of June 30, 2008, and December 31, 2007, and have concluded that none of our held-to-maturity securities are other-than-temporarily impaired.

Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at June 30, 2008, and December 31, 2007, are shown below ($ amounts in thousands). Expected maturities of some securities and MBS and ABS may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	June 30, 2008		December 31, 2007
Year of Maturity	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$440	$435	$869	$860
Due after 10 years	1,682	1,670	2,885	2,860
MBS and ABS	7,231,996	7,463,213	6,624,560	6,711,189

Total	$7,234,118	$7,465,318	$6,628,314	$6,714,909

The amortized cost of our MBS and ABS classified as held-to-maturity includes net discounts of $35,699,000 and $34,034,000 at June 30, 2008, and December 31, 2007, respectively.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Months Ended June 30, 2008, and 2007 is Unaudited

Interest Rate Payment Terms. The following table details interest rate payment terms for investment securities classified as held-to-maturity at June 30, 2008, and December 31, 2007 ($ amounts in thousands):

	June 30, 2008	December 31, 2007
Amortized cost of held-to-maturity state or local housing agency securities
Fixed rate	$2,105	$3,720
Amortized cost of held-to-maturity MBS and ABS
Pass-through securities
Fixed rate	111	517
Variable rate	2,550	2,914
Collateralized mortgage obligations
Fixed rate	7,430,318	6,674,853
Variable rate	30,234	32,905

Total	$7,465,318	$6,714,909

Note 5 — Advances to Members

Redemption Terms. At June 30, 2008, and December 31, 2007, we had Advances to members (“Advances”) outstanding, including Affordable Housing Program (“AHP”) Advances, at interest rates ranging from 1.71% to 8.34%, and 2.37% to 8.34%, respectively, as summarized below ($ amounts in thousands):

	June 30, 2008		December 31, 2007
Year of Contractual Maturity	Amount	WAIR%(1)	Amount	WAIR%(1)
Overdrawn demand and overnight deposit accounts	$1,293	4.42	$4,842	5.75
Due in 1 year or less	8,435,813	3.25	8,718,260	4.21
Due after 1 year through 2 years	4,689,608	4.51	3,224,175	4.62
Due after 2 years through 3 years	4,124,724	4.61	3,954,541	4.93
Due after 3 years through 4 years	2,206,517	4.51	1,994,265	5.00
Due after 4 years through 5 years	4,235,412	4.07	3,600,640	4.38
Thereafter	6,116,749	3.94	4,903,736	4.99
Index amortizing Advances	184	7.62	333	7.27

Total par value	29,810,300	3.99	26,400,792	4.60
Unamortized discount on AHP Advances	(228)		(251)
Unamortized discount on Advances	(409)		(461)
SFAS 133 hedging adjustments	343,708		360,875
Other adjustments (2)	7,876		8,678

Total	$30,161,247		$26,769,633

(1)	Weighted Average Interest Rate

(2)	Other adjustments include deferred prepayment fees being recognized through the payment on the new Advance.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Months Ended June 30, 2008, and 2007 is Unaudited

The following table summarizes Advances at June 30, 2008, and December 31, 2007, by the earlier of the year of contractual maturity or next call date ($ amounts in thousands):

Year of Contractual Maturity or Next Call Date	June 30, 2008	December 31, 2007
Overdrawn demand and overnight deposit accounts	$1,293	$4,842
Due in 1 year or less	8,607,658	8,718,260
Due after 1 year through 2 years	4,689,608	3,224,175
Due after 2 years through 3 years	4,099,724	3,954,541
Due after 3 years through 4 years	2,206,517	1,994,265
Due after 4 years through 5 years	4,172,462	3,600,640
Thereafter	6,032,854	4,903,736
Index amortizing Advances	184	333

Total par value	$29,810,300	$26,400,792

The following table summarizes Advances at June 30, 2008, and December 31, 2007, by the earlier of the year of contractual maturity or next put date ($ amounts in thousands):

Year of Contractual Maturity or Next Put Date	June 30, 2008	December 31, 2007
Overdrawn demand and overnight deposit accounts	$1,293	$4,842
Due in 1 year or less	12,949,313	12,646,310
Due after 1 year through 2 years	4,895,058	3,659,675
Due after 2 years through 3 years	3,331,974	2,976,691
Due after 3 years through 4 years	1,667,817	1,829,765
Due after 4 years through 5 years	1,489,912	1,035,440
Thereafter	5,474,749	4,247,736
Index amortizing Advances	184	333

Total par value	$29,810,300	$26,400,792

Interest Rate Payment Terms. The following table details interest rate payment terms for Advances at June 30, 2008, and December 31, 2007 ($ amounts in thousands):

Par value of Advances	June 30, 2008	December 31, 2007
Fixed rate	$25,526,030	$23,431,872
Variable rate	4,284,270	2,968,920

Total par value	$29,810,300	$26,400,792

Advance Concentrations. The following table presents members holding 10% or more of our total par value of Advances as of June 30, 2008, and December 31, 2007 ($ amounts in thousands):

	June 30, 2008		December 31, 2007
Name	Advances Outstanding	Percent of Total	Advances Outstanding	Percent of Total
Flagstar Bank, FSB	$5,736,000	19.2%	$6,301,000	23.9%
LaSalle Bank Midwest NA	4,850,168	16.3%	4,300,168	16.3%
Total Advances, par value	29,810,300	100.0%	26,400,792	100.0%

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Months Ended June 30, 2008, and 2007 is Unaudited

Note 6 — Mortgage Loans Held for Portfolio

The Mortgage Purchase Program (“MPP”) involves the investment in mortgage loans that are purchased directly from our participating members. The total loans represent held-for-portfolio loans under the MPP whereby our members originate or acquire certain home mortgage loans that are then sold to us. See Note 14 for detailed information on transactions with shareholders. The following table presents information as of June 30, 2008, and December 31, 2007, on Mortgage loans held for portfolio, net ($ amounts in thousands):

Real Estate Mortgages	June 30, 2008	December 31, 2007
Fixed-rate medium-term(1) single-family mortgages	$1,335,163	$1,407,128
Fixed-rate long-term(2) single-family mortgages	7,674,751	7,959,694

Total mortgage loans held for portfolio, par value	9,009,914	9,366,822
Unamortized premiums.	54,447	56,025
Unamortized discounts	(44,653)	(46,831)
SFAS 133 hedging adjustments	17,777	20,741

Mortgage loans held for portfolio, net	$9,037,485	$9,396,757

(1)	Medium-term is defined as an original term of 15 years or less.

(2)	Long-term is defined as an original term greater than 15 years.

The following table details the Total mortgage loans held for portfolio, par value outstanding at June 30, 2008, and December 31, 2007 ($ amounts in thousands):

	June 30, 2008	December 31, 2007
FHA loans	$741,851	$800,169
Conventional loans	8,268,063	8,566,653

Total mortgage loans held for portfolio, par value	$9,009,914	$9,366,822

The allowance for credit losses was $0 at June 30, 2008, and December 31, 2007. The provision for credit losses was $0 for each of the three and six months ended June 30, 2008, and 2007. At June 30, 2008, and December 31, 2007, we had no recorded investments in impaired mortgage loans.

The following table presents changes in the lender risk account (“LRA”) for the six months ended June 30, 2008, and for the year ended December 31, 2007 ($ amounts in thousands):

	June 30, 2008	December 31, 2007
Balance of LRA at beginning of period	$21,090	$17,999
Collected through periodic interest payments	3,069	6,444
Disbursed for mortgage loan losses	(577)	(514)
Returned to the members	(1,872)	(2,839)

Balance of LRA at end of period	$21,710	$21,090

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Months Ended June 30, 2008, and 2007 is Unaudited

We are required to use supplemental mortgage insurance (“SMI”) providers that are rated at least AA-. The following table presents the concentration of SMI insurance on our conventional loans and the related credit ratings of our SMI providers at June 30, 2008:

	% of portfolio	S&P Credit rating	Moody’s Credit rating	Fitch Credit rating
Mortgage Guaranty Insurance Corporation (“MGIC”)	87%	A	Aa2	A+
Genworth Residential Mortgage Insurance Corporation of North Carolina (“Genworth”)	13%	AA	Aa3	AA

Total	100%

While we continue to evaluate insurance choices, we are presently conducting all new business with Genworth, a mortgage insurer rated AA. In addition, we are currently evaluating the impact of the MGIC downgrade on the credit quality of the related mortgage pools. We are in discussions with the Federal Housing Finance Agency (“Finance Agency”) to determine the appropriate resolution to this issue.

Note 7 — Derivatives and Hedging Activities

Net gains (losses) on derivatives and hedging activities recorded in Other Income for the three and six months ended June 30, 2008, and 2007, were as follows ($ amounts in thousands):

	For the Three Months ended June 30,		For the Six Months ended June 30,
Net Gains (Losses) on Derivatives and Hedging Activities	2008	2007	2008	2007
Gains (losses) related to fair value hedge ineffectiveness	$3,797	$(1,748)	$1,731	$(1,816)
Gains (losses) on economic hedges	(1,355)	(1,657)	310	(867)

Net gains (losses) on derivatives and hedging activities	$2,442	$(3,405)	$2,041	$(2,683)

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding at June 30, 2008, and December 31, 2007 ($ amounts in thousands):

	June 30, 2008		December 31, 2007
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Interest rate swaps
Fair value hedges	$38,392,098	$(394,424)	$30,416,890	$(340,500)
Economic hedges	423,002	339	494,183	296
Interest rate swaptions
Economic hedges	—	—	200,000	—
Interest rate futures/forwards
Economic hedges	18,900	(23)	38,800	(232)
Mortgage delivery commitments
Economic hedges	23,470	(37)	40,204	103

Total	$38,857,470	$(394,145)	$31,190,077	$(340,333)

Total derivatives excluding accrued interest		$(394,145)		$(340,333)
Accrued interest		42,157		47,744
Cash collateral held by (from) counterparty		(781)		(10,230)

Net derivative balances		$(352,769)		$(302,819)

Net derivative asset balances		$16,900		$1,926
Net derivative liability balances		(369,669)		(304,745)

Net derivative balances		$(352,769)		$(302,819)

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Months Ended June 30, 2008, and 2007 is Unaudited

Note 8 — Deposits

The following table details the average interest rates paid on average interest-bearing deposits during the three and six months ended June 30, 2008, and 2007.

	2008	2007
Three months	1.89%	5.09%
Six months	2.37%	5.10%

The following table details Deposits as of June 30, 2008, and December 31, 2007 ($ amounts in thousands):

	June 30, 2008	December 31, 2007
Interest-bearing:
Demand and overnight	$624,793	$555,575
Other deposits	44,022	18

Total interest-bearing deposits	668,815	555,593

Non-interest-bearing:
Pass-through deposit reserves	2,302	1,279

Total non-interest-bearing deposits	2,302	1,279

Total Deposits	$671,117	$556,872

Note 9 — Consolidated Obligations

Redemption Terms. The following is a summary of our participation in Consolidated obligation (“CO”) Bonds outstanding at June 30, 2008, and December 31, 2007, by year of contractual maturity ($ amounts in thousands):

	June 30, 2008		December 31, 2007
Year of Contractual Maturity	Amount	WAIR %	Amount	WAIR %
Due in 1 year or less	$12,243,620	3.10	$7,298,070	4.29
Due after 1 year through 2 years	5,095,900	4.00	4,994,880	4.65
Due after 2 years through 3 years	4,449,650	3.89	4,284,220	4.66
Due after 3 years through 4 years	2,791,750	4.33	1,900,950	4.98
Due after 4 years through 5 years	3,649,500	4.49	3,299,250	5.08
Thereafter	7,757,900	5.13	8,453,650	5.35

Total par value	35,988,320	4.00	30,231,020	4.83
Unamortized bond premiums	36,334		33,014
Unamortized bond discounts	(29,191)		(32,898)
SFAS 133 hedging adjustments	(4,232)		22,599

Total	$35,991,231		$30,253,735

Interest Rate Payment Terms. The following table details CO Bonds by interest rate payment type at June 30, 2008, and December 31, 2007 ($ amounts in thousands):

Par value of CO Bonds	June 30, 2008	December 31, 2007
Fixed rate	$34,833,320	$28,182,940
Step-up	1,005,000	1,703,080
Simple variable rate	100,000	155,000
Fixed that converts to variable	—	140,000
Variable that converts to fixed	50,000	50,000

Total par value	$35,988,320	$30,231,020

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Months Ended June 30, 2008, and 2007 is Unaudited

Our outstanding CO Bonds at June 30, 2008, and December 31, 2007, include ($ amounts in thousands):

Par value of CO Bonds	June 30, 2008	December 31, 2007
Non-callable	$18,498,320	$11,810,570
Callable	17,490,000	18,420,450

Total par value	$35,988,320	$30,231,020

The following table summarizes CO Bonds outstanding at June 30, 2008, and December 31, 2007, by year of contractual maturity or next call date ($ amounts in thousands):

Year of Contractual Maturity or Next Call Date	June 30, 2008	December 31, 2007
Due in 1 year or less	$26,992,620	$21,744,520
Due after 1 year through 2 years	3,351,900	2,813,800
Due after 2 years through 3 years	1,787,650	1,884,850
Due after 3 years through 4 years	680,750	457,950
Due after 4 years through 5 years	609,500	745,250
Thereafter	2,565,900	2,584,650

Total par value	$35,988,320	$30,231,020

Discount Notes. Our participation in Discount notes, all of which are due within one year, was as follows ($ amounts in thousands):

	Book Value	Par Value	WAIR
June 30, 2008	$19,933,077	$19,995,358	2.25%
December 31, 2007	$22,171,485	$22,262,035	4.20%

Note 10 — Capital

We are subject to three capital requirements under our Capital Plan and Finance Agency regulations. First, we must maintain at all times permanent capital in an amount at least equal to the sum of our credit risk capital requirement, our market risk capital requirement, and our operations risk capital requirement, calculated in accordance with the rules and regulations of the Finance Agency. Only “permanent capital,” defined as Retained earnings and Class B Stock (including Mandatorily redeemable capital stock), satisfies the risk-based capital requirement. The Finance Agency may require us to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined. In addition, we are required to maintain at all times at least a 4% total capital-to-asset ratio and at least a 5% leverage ratio, defined as the sum of permanent capital weighted 1.5 times, and non-permanent capital weighted 1.0 times, divided by Total assets. We were in compliance with the aforementioned capital rules and requirements during the reporting periods. The following table shows our compliance with the Finance Agency’s capital requirements at June 30, 2008, and December 31, 2007 ($ amounts in thousands):

	June 30, 2008		December 31, 2007
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$521,858	$2,577,556	$439,867	$2,368,443
Total capital-to-asset ratio	4.00%	4.30%	4.00%	4.23%
Total capital	$2,398,774	$2,577,556	$2,242,190	$2,368,443
Leverage ratio	5.00%	6.45%	5.00%	6.34%
Leverage capital	$2,998,468	$3,866,335	$2,802,738	$3,552,664

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Months Ended June 30, 2008, and 2007 is Unaudited

The following table provides the number of former members and the related dollar amounts for activities recorded in Mandatorily redeemable capital stock during the six months ended June 30, 2008 ($ amounts in thousands):

	Number of Former Members	Amount
Beginning of period	16	$163,469
Due to mergers and acquisitions	4	42,977
Due to withdrawals	—	—
Redemptions/repurchases during the period	—	(176)
Accrued dividends classified as mandatorily redeemable	—	183

End of period	20	$206,453

The following table shows the amount of excess and other stock subject to a redemption request by year of redemption at June 30, 2008, and December 31, 2007 ($ amounts in thousands):

Non-contractual Year of Redemption – Excess and Other Stock	June 30, 2008	December 31, 2007
Due in 1 year or less	$5,000	$—
Due after 1 year through 2 years	—	5,000
Due after 2 years through 3 years	25,625	—
Due after 3 years through 4 years	5,451	40,088
Due after 4 years through 5 years	4,900	11,150

Total	$40,976	$56,238

The following table shows the amount of Mandatorily redeemable capital stock by year of redemption at June 30, 2008, and December 31, 2007 ($ amounts in thousands):

Contractual Year of Redemption – Mandatorily Redeemable Capital Stock	June 30, 2008	December 31, 2007
Due in 1 year or less	$4,650	$4,643
Due after 1 year through 2 years	7,070	3,748
Due after 2 years through 3 years	27,796	3,883
Due after 3 years through 4 years	123,675	138,923
Due after 4 years through 5 years	43,262	12,272

Total	$206,453	$163,469

Capital Concentrations. The following table presents shareholder holdings of 10% or more of our total par value of capital stock including Mandatorily redeemable capital stock outstanding as of June 30, 2008, and December 31, 2007 ($ amounts in thousands):

	June 30, 2008		December 31, 2007
Name	Capital Stock Outstanding	Percent of Total	Capital Stock Outstanding	Percent of Total
Flagstar Bank, FSB	$373,443	16.0%	$348,944	16.1%
LaSalle Bank Midwest NA	334,110	14.3%	334,110	15.4%
Total capital stock	2,334,715	100.0%	2,166,332	100.0%

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Months Ended June 30, 2008, and 2007 is Unaudited

Note 11 — Segment Information

We have identified two primary operating segments based on our method of internal reporting:

•

Traditional Funding, Investments and Deposit Products (“Traditional”), which includes credit services (such as Advances, letters of credit, and lines of credit), investments (including MBS and ABS), and deposits; and

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

The following table sets forth our financial performance by operating segment for the three and six months ended June 30, 2008, and 2007 ($ amounts in thousands):

	For the Three Months ended June 30, 2008			For the Six Months ended June 30, 2008
June 30, 2008	Traditional	MPP	Total	Traditional	MPP	Total
Net Interest Income	$49,201	$21,600	$70,801	$105,652	$34,219	$139,871
Other income (loss)	3,448	(390)	3,058	4,362	(1,055)	3,307
Other expenses	8,379	555	8,934	17,923	1,148	19,071

Income Before Assessments	44,270	20,655	64,925	92,091	32,016	124,107

AHP	3,877	1,686	5,563	8,035	2,614	10,649
REFCORP	8,078	3,794	11,872	16,811	5,880	22,691

Total assessments	11,955	5,480	17,435	24,846	8,494	33,340

Net Income	$32,315	$15,175	$47,490	$67,245	$23,522	$90,767

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Months Ended June 30, 2008, and 2007 is Unaudited

	For the Three Months ended June 30, 2007			For the Six Months ended June 30, 2007
June 30, 2007	Traditional	MPP	Total	Traditional	MPP	Total
Net Interest Income	$34,629	$12,905	$47,534	$71,394	$23,506	$94,900
Other income (loss)	(2,557)	(64)	(2,621)	(1,174)	(114)	(1,288)
Other expenses	8,528	662	9,190	20,065	1,534	21,599

Income Before Assessments	23,544	12,179	35,723	50,155	21,858	72,013

AHP	2,083	994	3,077	4,454	1,784	6,238
REFCORP	4,292	2,237	6,529	9,140	4,015	13,155

Total assessments	6,375	3,231	9,606	13,594	5,799	19,393

Net Income	$17,169	$8,948	$26,117	$36,561	$16,059	$52,620

The following table sets forth the asset balances by segment as of June 30, 2008 and December 31, 2007 ($ amounts in thousands):

	Assets balance
	Traditional	MPP	Total
June 30, 2008	$50,931,867	$9,037,485	$59,969,352
December 31, 2007	$46,657,995	$9,396,757	$56,054,752

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

We record available-for-sale securities, Rabbi trust assets, and derivative assets and liabilities at fair value on our Statement of Condition. Fair value is a market-based measurement and defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. In general, the transaction price will equal the exit price and, therefore, represent the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, each reporting entity is required to consider factors specific to the asset or liability, the principal or most advantageous market for the assets or liability, and market participants with whom the entity would transact in that market.

SFAS 157 establishes a fair value hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The inputs are evaluated and an overall level for the measurement is determined. This overall level is an indication of how market observable the fair value measurement is and defines the level of disclosure. SFAS 157 clarifies fair value in terms of the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal (or most advantageous) market for the asset or liability at the measurement date (an exit price). In order to determine the fair value or the exit price, entities must determine the unit of account, highest and best use, principal market, and market participants. These determinations allow the reporting entity to define the inputs for fair value and level of hierarchy.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Months Ended June 30, 2008, and 2007 is Unaudited

Outlined below is the application of the fair value hierarchy established by SFAS 157 to our financial assets and financial liabilities that are carried at fair value.

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. We carry Rabbi trust assets at Level 1 fair value. These assets were established to fund non-qualified benefit plans.

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

We utilize valuation techniques that, to the extent possible, use observable inputs in our valuation models. Described below are our fair value measurement methodologies for assets and liabilities carried at fair value:

•	Available-for-sale securities – The estimated fair values are based on a composite of executable prices from participating dealers. During 2007, the Bank held no available-for-sale securities.

•	Rabbi trust assets – The estimated fair values are based on quoted market prices (unadjusted) for identical assets in active markets.

•

Derivative assets and Derivative liabilities – The estimated fair values are based on the U.S. dollar swap curve and swaption values. The valuation technique is consistent with that used in the previous quarter. Derivative market values are compared each month to market values provided by the derivative counterparties, and significant differences are investigated, based on certain criteria, and analyzed.

Fair Value on a Recurring Basis

The following table presents for each SFAS 157 hierarchy level our assets and liabilities that are measured at fair value on our Statement of Condition at June 30, 2008 (table and footnote $ amounts in thousands):

	Fair Value Measurements at June 30, 2008
	Total	Level 1	Level 2	Level 3	Netting Adjustment (1)
Assets
Available-for-sale securities	$1,164,034	$—	$1,164,034	$—	$—
Derivative assets	16,900	—	17,677	—	(777)
Rabbi trust (included in Other assets)	14,741	14,741	—	—	—

Total assets at fair value	$1,195,675	$14,741	$1,181,711	$—	$(777)

Liabilities
Derivative liabilities	$(369,669)	$—	$(369,665)	$—	$(4)

Total liabilities at fair value	$(369,669)	$—	$(369,665)	$—	$(4)

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow us to settle positive and negative positions and also cash collateral held or placed with the same counterparties. Cash collateral plus accrued interest totaled $781,000 at June 30, 2008.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Months Ended June 30, 2008, and 2007 is Unaudited

For instruments carried at fair value, we review the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value in the quarter in which the changes occur, as applicable.

We determined estimated fair value amounts by using available market information and our assumptions applied in our valuation models. These estimates are based on pertinent information available to us as of June 30, 2008, and December 31, 2007. Because of the assumptions used in the valuation process, there are inherent limitations in estimating the fair value of these instruments. For example, because an active secondary market does not exist for a portion of our financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions.

SFAS No. 107, Disclosures of Fair Value of Financial Instruments, requires disclosures of the estimated fair value of certain financial instruments. The following estimated fair value amounts have been determined using available market information and our best judgment of appropriate valuation methods. These estimates are based on pertinent information available to us as of June 30, 2008, and December 31, 2007. The estimated fair values, as determined using the definition of fair value described in SFAS 157, utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs and reflect our judgment of how a market participant would estimate the fair values. The Fair Value Summary Tables do not represent an estimate of the overall market value of our Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities. Further details regarding the estimation of fair value amounts for each category below can be found in Note 17 to the audited financial statements in our 2007 Form 10-K.

The carrying values and estimated fair values of our financial instruments at June 30, 2008, were as follows ($ amounts in thousands):

Financial Instruments	Carrying Value	Net Unrealized Gains/(Losses)	Estimated Fair Value
Assets
Cash and due from banks	$6,687	$—	$6,687
Interest-bearing deposits	26	—	26
Federal funds sold	11,896,000	933	11,896,933
Available-for-sale securities	1,164,034	—	1,164,034
Held-to-maturity securities	7,465,318	(231,200)	7,234,118
Advances	30,161,247	73,805	30,235,052
Mortgage loans held for portfolio, net	9,037,485	(189,233)	8,848,252
Accrued interest receivable	166,737	—	166,737
Derivative assets	16,900	—	16,900
Rabbi trusts (included in Other assets)	14,741	—	14,741

Liabilities
Deposits	671,117	—	671,117
Consolidated obligations
Discount notes	19,933,077	3,189	19,929,888
CO Bonds	35,991,231	44,789	35,946,442
Accrued interest payable	343,999	—	343,999
Derivative liabilities	369,669	—	369,669
Mandatorily redeemable capital stock	206,453	—	206,453

Other
Commitments to extend credit for Advances	—	—	—

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Months Ended June 30, 2008, and 2007 is Unaudited

The carrying values and estimated fair values of our financial instruments at December 31, 2007, were as follows ($ amounts in thousands):

Financial Instruments	Carrying Value	Net Unrealized Gains/(Losses)	Estimated Fair Value
Assets
Cash and due from banks	$7,255	$—	$7,255
Interest-bearing deposits	1,660,000	913	1,660,913
Federal funds sold	11,261,000	3,665	11,264,665
Available-for-sale securities	—	—	—
Held-to-maturity securities	6,714,909	(86,595)	6,628,314
Advances	26,769,633	106,228	26,875,861
Mortgage loans held for portfolio, net	9,396,757	(91,613)	9,305,144
Accrued interest receivable	193,552	—	193,552
Derivative assets	1,926	—	1,926
Rabbi trusts (included in Other assets)	15,541	—	15,541

Liabilities
Deposits	556,872	—	556,872
Consolidated obligations
Discount notes	22,171,485	(243)	22,171,728
CO Bonds	30,253,735	(140,952)	30,394,687
Accrued interest payable	318,494	—	318,494
Derivative liabilities	304,745	—	304,745
Mandatorily redeemable capital stock	163,469	—	163,469

Other
Commitments to extend credit for Advances	—	43	43

Note 13 — Commitments and Contingencies

The Federal Home Loan Banks have joint and several liability for all COs issued on behalf of any of the other Federal Home Loan Banks. Accordingly, should one or more of the Federal Home Loan Banks be unable to pay its participation in the COs, each of the Federal Home Loan Banks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency. No Federal Home Loan Bank has ever had to assume or pay the CO of another Federal Home Loan Bank.

We considered the guidance under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others-an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (“FIN 45”), and determined it was not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the Federal Home Loan Banks. The Federal Home Loan Banks have no control over the amount of the guaranty or the determination of how each Federal Home Loan Bank would perform under the joint and several liability. Because the Federal Home Loan Banks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for each of the Federal Home Loan Bank’s COs, our joint and several obligation is excluded from the initial recognition and measurement provisions of FIN 45. Accordingly, we do not recognize a liability for our joint and several obligation related to COs issued for the benefit of other Federal Home Loan Banks. The par amounts of the Federal Home Loan Banks’ outstanding COs, including COs held by other Federal Home Loan Banks, were approximately $1,255.5 billion and $1,189.7 billion at June 30, 2008, and December 31, 2007, respectively.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Months Ended June 30, 2008, and 2007 is Unaudited

Commitments that legally bind and unconditionally obligate us for additional Advances totaled approximately $68,745,000 and $10,910,000 at June 30, 2008, and December 31, 2007, respectively. Commitments generally are for periods up to 12 months. Based on management’s credit analyses and collateral requirements, we do not deem it necessary to record any additional liability on these commitments.

Standby letters of credit are executed for members for a fee. A standby letter of credit is a financing arrangement between the Bank and one of our members. If we are required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized Advance to the member. Outstanding standby letters of credit were as follows ($ amounts in thousands):

	June 30, 2008	December 31, 2007
Outstanding notional	$261,710	$226,387
Original terms	1 year - 15 years	11 months - 15 years
Final expiration year	2018	2016

The value of the guarantees related to standby letters of credit entered into after 2002 are recorded in Other liabilities and amount to $1,736,000 at June 30, 2008. Based on management’s credit analyses and collateral requirements, we have not deemed it necessary to record any additional liability on these commitments. We also had an outstanding commitment that unconditionally obligated us for additional letters of credit that totaled approximately $1,357,000 at December 31, 2007; this commitment expired and was not outstanding at June 30, 2008.

We had $173,453,000 of unused lines of credit available to members at June 30, 2008.

For managing the inherent credit risk in MPP, participating members pay us credit enhancement fees in order to fund the LRA and pay SMI. The LRA is held to offset any losses that may occur. When a credit loss occurs, the accumulated LRA is used to cover the credit loss in excess of equity and primary mortgage insurance. Funds not used are returned to the member over time. The LRA amounted to $21,710,000 and $21,090,000 at June 30, 2008, and December 31, 2007, respectively. SMI provides additional coverage over and above losses covered by the LRA. Reserves for additional probable losses are provisioned through the allowance for credit losses. No allowance for credit losses was considered necessary at June 30, 2008, and December 31, 2007.

Commitments that unconditionally obligate us to fund/purchase mortgage loans totaled $23,470,000 and $40,204,000 at June 30, 2008, and December 31, 2007, respectively. Commitments are generally for periods not to exceed 91 days. Such commitments were recorded as derivatives at their fair value.

We generally execute derivatives with major banks and broker-dealers and generally enter into bilateral collateral agreements. We have not pledged any collateral at June 30, 2008, and December 31, 2007.

As of June 30, 2008, we had committed to issue $620,500,000 par value of CO Bonds, $227,000,000 of which were hedged with associated interest rate swaps, and $31,234,000 par value of Discount notes that had traded but not settled. This compares to $69,500,000 par value of CO Bonds, none of which were hedged with associated interest rate swaps, and $243,775,000 par value of Discount notes that had traded but not settled as of December 31, 2007.

We may be subject to various pending legal proceedings that may arise in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on our financial condition or results of operations.

Notes 5, 7, 9, and 10 discuss other commitments and contingencies.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Months Ended June 30, 2008, and 2007 is Unaudited

Note 14 – Transactions with Shareholders

Our activities with shareholders are summarized below and have been identified in the Statement of Condition, Statement of Income, and Statement of Cash Flows.

In the normal course of business, we have invested in federal funds sold with shareholders or their affiliates.

In addition, purchases of MBS issued by shareholders or their affiliates are included in our held-to-maturity investment portfolio.

Transactions with Directors’ Financial Institutions. We provide, in the ordinary course of business, products and services to members whose officers or directors may serve on our Board of Directors (“Directors’ Financial Institutions”). Finance Agency regulations require that transactions with Directors’ Financial Institutions be made on the same terms as those with any other member. As of June 30, 2008, and December 31, 2007, we had Advances, Mortgage loans held for portfolio, and capital stock outstanding (including Mandatorily redeemable capital stock) to Directors’ Financial Institutions as follows ($ amounts in thousands):

	Advances ($ at par)	% of Advances outstanding	Mortgage loans held for portfolio ($ at par)	% of Mortgage loans held for portfolio outstanding	Capital stock ($ at par)	% of Capital stock outstanding
June 30, 2008	$7,217,829	24.2%	$2,637,780	29.3%	$471,637	20.2%
December 31, 2007	$1,545,920	5.9%	$2,576,995	27.5%	$103,775	4.8%

The increase in Advances, Mortgage loans held for portfolio, and Capital stock outstanding to Directors’ Financial Institutions from December 31, 2007, to June 30, 2008, is substantially due to the addition of one Director since December 31, 2007.

For the three and six months ended June 30, 2008, and 2007, we acquired mortgage loans from Directors’ Financial Institutions as follows ($ amounts in thousands):

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2008	2007	2008	2007
Mortgage Loans originated by Directors’ Financial Institutions	$1,102	$229	$1,439	$354

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and related footnotes contained in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the three months ended March 31, 2008, and our 2007 Form 10-K.

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

We manage our business by grouping our products and services within two business segments:

•	Traditional, which includes credit services (such as Advances, letters of credit, and lines of credit), investments (including MBS and ABS), and deposits; and

•	MPP, which consists of mortgage loans purchased from our members.

Our primary source of revenues is interest earned on:

•	Advances;

•	long- and short-term investments; and

•	mortgage loans acquired from our members.

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

Our overall prospects are dependent on the market environment and our members’ demand for wholesale funding and sales of mortgage loans. Our members typically use wholesale funding, in the form of Advances, after they have exhausted their other sources of funding, such as retail deposits and excess liquidity. Also, members may sell mortgage loans to us as part of an overall business strategy. In the past, periods of economic growth have led to significant use of wholesale funds by our members because businesses typically fund expansion by borrowing and/or reducing deposit balances. Conversely, slow economic growth has tended to decrease our members’ wholesale borrowing activity. However, the market conditions in late 2007 and the first six months of 2008, including the liquidity, credit quality and valuation issues in the housing and mortgage markets, have led to increased demand for Advances from many of our members and increased sales of mortgage loans from our community bank and credit union members. Member demand for Advances and the sale of mortgage loans is also influenced by the steepness of the yield curve, as well as the availability and cost of other sources of wholesale funding.

The Economy and the Financial Services Industry

The credit quality and valuation issues in the housing and mortgage markets began several years ago as low mortgage interest rates fueled an escalation of home values and production. Lenders also lowered their underwriting standards to qualify more borrowers and made use of more exotic types of mortgage products with less consideration of a borrower’s ability to repay the loans. Credit quality issues emerged as many of these borrowers defaulted on their mortgage loans. These issues were compounded when low introductory rates began to reset to higher market interest rates on adjustable-rate mortgage loans, leaving more borrowers unable to make their mortgage payments. Higher mortgage rates combined with an increasing supply of residential real estate for sale have driven home prices downward. In an attempt to address liquidity and economic concerns, the Federal Reserve Board cut the federal funds rate by 100 basis points at the Federal Open Market Committee meetings held during the second half of 2007, and by an additional 225 basis points in 2008, bringing the rate to 2.00%.

The mortgage market issues also played a role in the slowing of the economy for our district states of Indiana and Michigan. Economic data for Michigan have generally been unfavorable compared to national data, while Indiana’s economic performance is more in line with the national economy. Michigan’s unemployment rate as of June 30, 2008, of 8.5% is well above the U.S. rate of 5.5%, and Indiana’s rate of 5.8%. Michigan’s foreclosure rate of one filing for every 375 households remains among the highest in the nation while Indiana’s foreclosure rate of one filing for every 568 households is slightly better than the national rate of one filing for every 501 households. We believe the economic outlook for our district will continue to trail the overall U.S. economy.

We will continue to monitor the changing market conditions affecting our mortgage portfolios and the value of collateral pledged by our members. If the serious economic decline in the housing and mortgage markets continues, we anticipate that it could have a negative impact on the financial condition of some of our members, which would adversely affect our profitability if such members are no longer able to conduct business with us due to poor financial condition or lack of qualified collateral. Additionally, if these conditions continue, they could have a serious adverse effect on our MBS and MPP portfolios.

Highlights of Our Operating Results for the Three and Six Months Ended June 30, 2008

Our financial results were influenced by market conditions during the first six months of 2008 as we responded to our members’ increased need for liquidity. Total assets were $60.0 billion as of June 30, 2008, an increase of $3.9 billion compared to $56.1 billion as of December 31, 2007. This increase was primarily due to:

•	an increase in Advances of $3.4 billion mainly resulting from increased demand from our members;

•	our purchase of $1.2 billion of Available-for-sale securities in order to utilize capital capacity and take advantage of investment opportunities; and

•	a net increase in Held-to-maturity securities of $0.8 billion due to purchases of MBS.

These increases were partially offset by a decrease of $1.0 billion in our short-term investments, consisting of Federal funds sold and Interest-bearing deposits, due to our members’ increased demand for Advances and the purchase of Available-for-sale securities.

The overall balance of our COs, which fluctuates in relation to our Total assets, equaled $55.9 billion at June 30, 2008, an increase of $3.5 billion compared to $52.4 billion at December 31, 2007. This increase enabled us to enhance our liquidity position and support our members’ increased demand for Advances in the current housing market.

A more detailed discussion of the above changes can be found in “Analysis of Financial Condition” herein.

Net Interest Income was $70.8 million for the three months ended June 30, 2008, compared to $47.5 million for the same period in 2007. This increase is primarily due to the increase in average earning assets and wider spreads on our interest-earning assets. Going forward, we anticipate that our net interest income will decrease when the decline in the housing and mortgage markets subsides, the liquidity and credit markets stabilize and our spreads revert to typical levels.

Overall, Net Income was $47.5 million for the three months ended June 30, 2008, an increase of $21.4 million or 81.8%, compared to $26.1 million for the same period in 2007. This increase was primarily due to the increase of $23.3 million in Net Interest Income, as described above, and an increase of $5.7 million in Other income. These increases were partially offset by an increase of $7.8 million in Total assessments. A more detailed discussion of these changes in Net Income can be found in “Results of Operations for the Three Months Ended June 30, 2008, and 2007” herein.

Net Interest Income was $139.9 million for the six months ended June 30, 2008, compared to $94.9 million for the same period in 2007. This increase is primarily due to the increase in average earning assets and wider spreads on our interest-earning assets.

Overall, Net Income was $90.8 million for the six months ended June 30, 2008, an increase of $38.2 million or 72.5%, compared to $52.6 million for the same period in 2007. This increase was primarily due to the increase of $45.0 million in Net Interest Income, as described above, and an increase of $4.6 million in Other income. These increases were partially offset by an increase of $13.9 in Total assessments. A more detailed discussion of these changes in Net Income can be found in “Results of Operations for the Six Months Ended June 30, 2008, and 2007” herein.

On July 15, 2008, we announced a cash dividend on our Class B-1 stock of 5.25% (annualized) and Class B-2 stock of 4.20% (annualized), based on our results for the second quarter of 2008. During the first six months of 2008, Retained earnings increased by approximately $40.7 million compared to December 31, 2007, bringing our level of Retained earnings to $242.8 million.

On July 30, 2008, the “Housing and Economic Recovery Act of 2008” was enacted to, among other things, address the current housing finance crisis, expand the Federal Housing Administration’s financing authority and address GSE reform issues. One significant provision of the Housing and Economic Recovery Act of 2008 creates a new federal agency regulator, the Federal Housing Finance Agency (the “Finance Agency”), that will become our new regulator. Our former regulator, the Federal Housing Finance Board (the “Finance Board”) will be abolished one year after the date of enactment of the Housing and Economic Recovery Act of 2008. For more information, see “Regulatory Developments” herein.

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

•

provision for and other-than-temporary impairment analysis related to credit losses (SFAS 5, Accounting for Contingencies, SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, as amended by FASB Staff Position FAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, and SFAS 114, Accounting by Creditors for Impairment of a Loan); and

•	fair value estimates (SFAS 157).

A discussion of these critical accounting policies and estimates can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section under the caption “Critical Accounting Policies and Estimates” of our 2007 Form 10-K. See below for additional information regarding our estimation of credit losses on investments and our use of fair values.

Investments. We regularly evaluate our outstanding available-for-sale and held-to-maturity investments for changes in fair value and record an impairment loss when a decline in fair value is deemed to be other-than-temporary. An investment is considered impaired if the fair value of the investment is less than its amortized cost. After the investment is determined to be impaired, we evaluate whether this decline in fair value is other-than-temporary. When evaluating whether the impairment is other-than-temporary, we take into consideration whether or not we expect to receive all of the investment’s contractual cash flows based on factors that include, but are not limited to: the length of time and extent that fair value has been less than amortized cost; the creditworthiness of the issuer (i.e., rating agency actions) and the underlying collateral; and whether we have the intent and ability to hold the investment for a sufficient amount of time to recover the unrealized losses. We may also evaluate the issuer’s business and financial outlook, as well as broader industry and sector performance indicators. As part of our analysis, we make certain estimates about the credit risk of the investments. Any changes in these estimates could result in materially different results.

Fair Value Estimates. We carry certain assets and liabilities on the Statement of Condition at fair value, including investments classified as available-for-sale, Rabbi trust assets, and all derivatives. On January 1, 2008, we adopted SFAS 157 which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and requires additional disclosures for instruments carried at fair value on the Statement of Condition. SFAS 157 defines “fair value” as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date, or an exit price.

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

We utilize valuation techniques that, to the extent possible, use observable inputs in our valuation models. Described below are our fair value measurement methodologies for assets and liabilities carried at fair value:

•

Available-for-sale securities – The estimated fair values are based on executable prices for identical assets. The fair values of our assets fall within the Level 2 hierarchy as we consider the assets to trade in markets where there is not enough volume or depth to be considered active. Prior to 2008, we had not held Available-for-sale securities in our portfolio since 2005.

•	Rabbi trust assets – The estimated fair value of our Rabbi trust assets (included in Other assets) fall within the Level 1 hierarchy and are based on quoted market prices.

•

Derivative assets and Derivative liabilities – The estimated fair values of our derivative assets and liabilities fall within the Level 2 hierarchy and are based on widely accepted valuation models which utilize market observable valuation inputs such as the U.S. dollar swap curve and U.S. dollar swaption values with the valuation inputs and techniques remaining consistent with those used in previous periods. We use the mid-point in the bid/ask range as a practical expedient. Additionally, derivative market values are corroborated through quotes provided by the derivative counterparties and significant differences are investigated.

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

Summary of Selected Financial Data

The following table presents a summary of certain financial information as of and for the periods indicated:

Financial Highlights

($ amounts in thousands)

	As of and for the Three Months ended,
Selected Statement of Condition Items at Period End	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007
Total assets	$59,969,352	$58,613,865	$56,054,752	$53,534,735	$48,834,886
Advances	30,161,247	30,604,792	26,769,633	24,170,125	21,981,605
Mortgage loans held for portfolio, net	9,037,485	9,259,416	9,396,757	9,521,926	9,713,474
Available-for-sale securities	1,164,034	659,142	—	—	—
Held-to-maturity securities	7,465,318	7,019,464	6,714,909	6,676,653	6,548,528
Federal funds sold	11,896,000	10,080,000	11,261,000	10,420,000	9,057,000
COs
Discount notes	19,933,077	22,137,381	22,171,485	15,966,504	10,388,267
Bonds	35,991,231	31,696,682	30,253,735	33,912,297	34,737,984
Mandatorily redeemable capital stock	206,453	206,034	163,469	163,471	163,249
Capital stock, Class B-1 putable	2,128,261	2,053,159	2,002,862	1,941,491	1,893,712
Retained earnings	242,841	221,566	202,111	185,985	175,468
Total capital	2,366,210	2,265,658	2,198,932	2,121,143	2,062,680
Quarterly Operating Results
Net Interest Income.	70,801	69,070	60,564	51,438	47,534
Other income (loss)	3,058	249	1,769	1,206	(2,621)
Other expense	8,934	10,137	10,607	9,396	9,190
Total assessments	17,435	15,905	13,874	11,625	9,606
Net Income	47,490	43,277	37,852	31,623	26,117
Other Data
Return on average equity	8.18%	7.83%	6.95%	6.01%	5.11%
Return on average assets	0.32%	0.31%	0.27%	0.24%	0.22%
Weighted average dividend rate, Class B-1 stock	5.25%	4.75%	4.50%	4.50%	4.50%
Dividend payout ratio (1)	55.18%	54.64%	57.40%	66.74%	78.53%
Total capital ratio (at period end) (2)	3.95%	3.87%	3.92%	3.96%	4.22%
Regulatory capital ratio (at period end) (3)	4.30%	4.23%	4.23%	4.28%	4.57%
Par amount of outstanding COs for all 12 Federal Home Loan Banks	$1,255,475,048	$1,220,430,703	$1,189,705,970	$1,148,571,404	$970,857,067

(1)	The dividend payout ratio is calculated by dividing dividends paid in cash and stock by Net Income.

(2)	Total capital ratio represents Total capital divided by Total assets.

(3)	Regulatory capital ratio represents the sum of Capital stock (Class B-1 and B-2 putable), Retained earnings, and Mandatorily redeemable capital stock divided by Total assets.

Results of Operations for the Three and Six Months Ended June 30, 2008, and 2007

The following table presents average balances, interest, and average rates of major earning asset categories and the sources funding those earning assets for the three months ended June 30, 2008, and 2007:

Average Balances, Interest and Average Rates

($ amounts in thousands)

	Three months ended June 30,
	2008			2007
	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate
Assets
Interest-bearing deposits	$236,087	$2,168	3.69%	$1,382,030	$18,173	5.27%
Federal funds sold	11,623,560	73,156	2.53%	8,695,901	115,039	5.31%
Available-for-sale securities(1)(2)	741,204	4,915	2.67%	—	—	—
Held-to-maturity securities	7,339,637	81,380	4.46%	6,463,097	72,915	4.53%
Advances (1)	30,362,759	227,999	3.02%	21,865,353	294,339	5.40%
Mortgage loans held for portfolio	9,150,023	121,326	5.33%	9,842,872	131,373	5.35%
Loans to other Federal Home Loan Banks	6,758	35	2.08%	—	—	—

Total Interest-earning assets	59,460,028	510,979	3.46%	48,249,253	631,839	5.25%
Other assets	337,032			378,139

Total assets	$59,797,060			$48,627,392

Liabilities and Capital
Interest-bearing deposits	$873,416	$4,105	1.89%	$1,037,288	$13,172	5.09%
Loans from other Federal Home Loan Banks	—	—	—	—	—	—
Other borrowings	—	—	—	—	—	—
Discount notes	20,967,004	118,427	2.27%	11,169,187	145,070	5.21%
CO Bonds (1)	34,108,123	315,068	3.72%	33,554,266	424,491	5.07%
Mandatorily redeemable capital stock	205,925	2,578	5.04%	157,554	1,572	4.00%

Total interest-bearing liabilities	56,154,468	440,178	3.15%	45,918,295	584,305	5.10%
Other liabilities	1,307,539			658,328
Total capital	2,335,053			2,050,769

Total liabilities and capital	$59,797,060			$48,627,392

Net Interest Income and net spread on interest-earning assets less interest-bearing liabilities		$70,801	0.31%		$47,534	0.15%

Net interest margin	0.48%			0.40%

Average interest-earning assets to interest-bearing liabilities	1.06			1.05

(1)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements to the extent such agreements qualify as fair value hedges in accordance with SFAS 133.

(2)	The average balances of available-for-sale securities are reflected at amortized cost; therefore, the resulting yields do not reflect changes in fair value.

The following table presents average balances, interest, and average rates of major earning asset categories and the sources funding those earning assets for the six months ended June 30, 2008, and 2007:

Average Balances, Interest and Average Rates

($ amounts in thousands)

	Six months ended June 30,
	2008			2007
	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate
Assets
Interest-bearing deposits	$708,563	$15,958	4.53%	$892,711	$23,203	5.24%
Federal funds sold	11,282,242	177,274	3.16%	8,077,320	212,641	5.31%
Available-for-sale securities(1)(2)	395,103	5,077	2.58%	—	—	—
Held-to-maturity securities	7,091,601	162,697	4.61%	6,426,909	147,570	4.63%
Advances (1)	29,129,870	521,201	3.60%	22,397,982	601,504	5.42%
Mortgage loans held for portfolio	9,249,229	242,982	5.28%	9,926,011	262,368	5.33%
Loans to other Federal Home Loan Banks	3,379	35	2.08%	552	15	5.48%

Total Interest-earning assets	57,859,987	1,125,224	3.91%	47,721,485	1,247,301	5.27%
Other assets	338,146			375,652

Total assets	$58,198,133			$48,097,137

Liabilities and Capital
Interest-bearing deposits	$896,550	$10,576	2.37%	$1,022,594	$25,857	5.10%
Loans from other Federal Home Loan Banks	27	—	3.10%	—	—	—
Other borrowings	467	6	2.58%	—	—	—
Discount notes	20,825,896	298,829	2.89%	11,325,064	293,240	5.22%
CO Bonds (1)	32,764,419	670,867	4.12%	32,955,571	829,781	5.08%
Mandatorily redeemable capital stock	197,591	5,075	5.17%	154,409	3,523	4.60%

Total interest-bearing liabilities	54,684,950	985,353	3.62%	45,457,638	1,152,401	5.11%
Other liabilities	1,233,823			608,264
Total capital	2,279,360			2,031,235

Total liabilities and capital	$58,198,133			$48,097,137

Net Interest Income and net spread on interest-earning assets less interest-bearing liabilities		$139,871	0.29%		$94,900	0.16%

Net interest margin	0.49%			0.40%

Average interest-earning assets to interest-bearing liabilities	1.06			1.05

(1)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements to the extent such agreements qualify as fair value hedges in accordance with SFAS 133.

(2)	The average balances of available-for-sale securities are reflected at amortized cost; therefore, the resulting yields do not reflect changes in fair value.

Results of Operations for the Three Months Ended June 30, 2008, and 2007

Net Income

Net Income totaled $47.5 million for the three months ended June 30, 2008, an increase of 81.8% compared to $26.1 million for the three months ended June 30, 2007. The following factors contributed to this increase in Net Income:

•

Net Interest Income increased by $23.3 million for the three months ended June 30, 2008, compared to the same period in 2007. The factors impacting Net Interest Income are addressed separately below under “Net Interest Income;” and

•	Other income increased by $5.7 million primarily due to fair value adjustments made in accordance with SFAS 133 that resulted in a gain in Net gains (losses) on derivatives and hedging activities.

These factors were partially offset by the increase of $7.8 million in Total assessments for AHP and REFCORP for the three months ended June 30, 2008, consistent with the higher level of Income Before Assessments.

Net Interest Income

Net Interest Income was $70.8 million for the three months ended June 30, 2008, an increase of $23.3 million compared to the same period in 2007. The following components comprised the change in Net Interest Income:

•

Effect of the change in the spread and average net earning assets – The spread between the yield on earning assets and liabilities increased to 0.31% for the three months ended June 30, 2008, compared to 0.15% for the three months ended June 30, 2007, primarily due to recent market volatility and the widening of credit spreads. The imputed increase in Net Interest Income due to the increased spread was approximately $22.1 million. Our average interest-earning assets increased by approximately $11.2 billion at June 30, 2008, compared to June 30, 2007. The imputed increase in Net Interest Income due to this increase was approximately $4.9 million.

•

Effect of the change in the cost of funds and average capital and net non-earning assets and non-interest-bearing liabilities – Our average cost of funds decreased by 195 basis points for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, to 3.15% from 5.10%. Since we earn interest on the investment of capital and any non-interest-bearing liabilities, Net Interest Income is negatively impacted as interest rates fall, and we earn a lower return on our average net capital investment. The imputed decrease in Net Interest Income due to the decrease in the cost of funds was approximately $13.6 million. Likewise, as our average net capital investment increases or decreases, this also leads to a corresponding change in Net Interest Income. Our average net capital investment increased by $974.6 million from June 30, 2007, to June 30, 2008. Earnings from our average net capital investment can be computed as the average cost of interest-bearing liabilities multiplied by the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities. The imputed increase in Net Interest Income due to the increase in our average net capital investment was approximately $9.9 million.

Results of Operations for the Six Months Ended June 30, 2008, and 2007

Net Income

Net Income totaled $90.8 million for the six months ended June 30, 2008, an increase of 72.5% compared to $52.6 million for the six months ended June 30, 2007. The following factors contributed to this increase in Net Income:

•

Net Interest Income increased by $45.0 million for the six months ended June 30, 2008, compared to the same period in 2007. The factors impacting Net Interest Income are addressed separately below under “Net Interest Income;”

•	Other income increased by $4.6 million primarily due to fair value adjustments made in accordance with SFAS 133 that resulted in a gain in Net gains (losses) on derivatives and hedging activities; and

•

Total other expenses decreased by $2.5 million due to lower Compensation and benefits expenses primarily as a result of net decrease in expense for our qualified and non-qualified defined benefit plans mainly resulting from a $3.2 million charge during the first quarter of 2007 related to the early retirement incentive offered in the fourth quarter of 2006.

These factors were partially offset by the increase in Total assessments for AHP and REFCORP of $13.9 million for the six months ended June 30, 2008, consistent with the higher level of Income Before Assessments.

Net Interest Income

Net Interest Income was $139.9 million for the six months ended June 30, 2008, an increase of $45.0 million compared to the same period in 2007. The following components comprised the change in Net Interest Income:

•

Effect of the change in the spread and average net earning assets – The spread between the yield on earning assets and liabilities increased to 0.29% for the six months ended June 30, 2008, compared to 0.16% for the six months ended June 30, 2007, primarily due to recent market volatility and the widening of credit spreads. The imputed increase in Net Interest Income due to the increased spread was approximately $35.9 million. Our average interest-earning assets increased by approximately $10.1 billion at June 30, 2008, compared to June 30, 2007. The imputed increase in Net Interest Income due to this increase was approximately $9.3 million.

•

Effect of the change in the cost of funds and average capital and net non-earning assets and non-interest-bearing liabilities – Our average cost of funds decreased by 149 basis points for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, to 3.62% from 5.11%. Since we earn interest on the investment of capital and any non-interest-bearing liabilities, Net Interest Income is negatively impacted as interest rates fall, and we earn a lower return on our average net capital investment. The imputed decrease in Net Interest Income due to the decrease in the cost of funds was approximately $19.4 million. Likewise, as our average net capital investment increases or decreases, this also leads to a corresponding change in Net Interest Income. Our average net capital investment increased by $911.2 million from June 30, 2007, to June 30, 2008. Earnings from our average net capital investment can be computed as the average cost of interest-bearing liabilities multiplied by the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities. The imputed increase in Net Interest Income due to the increase in our average net capital investment was approximately $19.2 million.

Changes in both volume and interest rates influence changes in Net Interest Income and Net interest margin. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but rather attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the volume and rate changes. The following table summarizes changes in interest income and interest expense between the three and six months ended June 30, 2008, and 2007:

Rate and Volume Analysis

($ amounts in thousands)

	For the Three Months ended June 30, 2008 over 2007			For the Six Months ended June 30, 2008 over 2007
	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in interest income
Advances	$91,324	$(157,664)	$(66,340)	$151,079	$(231,382)	$(80,303)
Interest-bearing deposits	(11,721)	(4,284)	(16,005)	(4,439)	(2,806)	(7,245)
Federal funds sold	30,990	(72,873)	(41,883)	67,055	(102,422)	(35,367)
Available-for-sale securities	4,915	—	4,915	5,077	—	5,077
Held-to-maturity securities	9,918	(1,453)	8,465	14,848	279	15,127
Mortgage loans held for portfolio	(8,879)	(1,168)	(10,047)	(18,475)	(911)	(19,386)
Loans to other Federal Home Loan Banks	35	—	35	34	(14)	20

Total	116,582	(237,442)	(120,860)	215,179	(337,256)	(122,077)

Increase (decrease) in interest expense
Discount notes	83,933	(110,576)	(26,643)	173,535	(167,946)	5,589
CO Bonds	6,983	(116,406)	(109,423)	(4,843)	(154,071)	(158,914)
Interest-bearing deposits	(1,816)	(7,251)	(9,067)	(2,874)	(12,407)	(15,281)
Mandatorily redeemable capital stock	553	453	1,006	1,062	490	1,552
Loans from other Federal Home Loan Banks	—	—	—	—	—	—
Other borrowings	—	—	—	6	—	6

Total	89,653	(233,780)	(144,127)	166,886	(333,934)	(167,048)

Increase (decrease) in Net Interest Income	$26,929	$(3,662)	$23,267	$48,293	$(3,322)	$44,971

Earnings Analysis

The following table presents changes in the components of our Net Income for the three and six months ended June 30, 2008, and 2007:

Change in Earnings Components

($ amounts in thousands)

	For the Three Months ended June 30		For the Six Months ended June 30
	2008 vs. 2007		2008 vs. 2007
Increase (decrease) in	$ change	% change	$ change	% change
Interest income	$(120,860)	(19.1)%	$(122,077)	(9.8)%
Interest expense	(144,127)	(24.7)%	(167,048)	(14.5)%

Net Interest Income	23,267	48.9%	44,971	47.4%
Other income (loss)	5,679	216.7%	4,595	356.8%
Other expense	(256)	(2.8)%	(2,528)	(11.7)%

Income Before Assessments	29,202	81.7%	52,094	72.3%

AHP	2,486	80.8%	4,411	70.7%
REFCORP	5,343	81.8%	9,536	72.5%

Total assessments	7,829	81.5%	13,947	71.9%

Net Income	$21,373	81.8%	$38,147	72.5%

Other Income

The following table presents the components of Other income (loss) for the three and six months ended June 30, 2008, and 2007, and an analysis of the changes in the components of these income items:

Analysis of Other Income (Loss)

($ amounts in thousands)

	For the Three Months ended June 30,				For the Six Months ended June 30,
			2008 vs. 2007				2008 vs. 2007
	2008	2007	$ Amt	% change	2008	2007	$ Amt	% change
Service fees	$325	$342	$(17)	(5.0)%	$637	$677	$(40)	(5.9)%
Net gain (loss) on derivatives and hedging activities	2,442	(3,405)	5,847	171.7%	2,041	(2,683)	4,724	176.1%
Other, net	291	442	(151)	(34.2)%	629	718	(89)	(12.4)%

Total other income (loss)	$3,058	$(2,621)	$5,679	216.7%	$3,307	$(1,288)	$4,595	356.8%

The increase in Other income (loss) for the three and six months ended June 30, 2008, compared to the same periods in 2007 was primarily due to fair value adjustments made in accordance with SFAS 133 that resulted in an increase in Net gain (loss) on derivatives and hedging activities.

The following tables present the components of the change in the Net gain (loss) on derivatives and hedging activities by type of hedge and type of product:

Components of Net Gain (Loss) on Derivatives and Hedging Activities

By Hedge

($ amounts in thousands)

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2008	2007	2008	2007
Fair Value Hedges
Net gain (loss) due to ineffectiveness on
Advances	$102	$(1,224)	$(159)	$(1,440)
Investments	350	—	403	—
MPP	—	(4)	—	118
CO Bonds	3,345	(520)	1,487	(494)

Net gain (loss) on fair value hedges	3,797	(1,748)	1,731	(1,816)

Economic Hedges
Net interest receipt (payment) settlements(1)
Advances	—	1	—	4
Investments	(10)	2	(17)	3
Discount notes	648	—	1,209	—
CO Bonds	141	(324)	130	(871)

Net settlements	779	(321)	1,322	(864)

Derivative fair value gain (loss) adjustments
Advances	—	(1)	—	(4)
Investments	20	(2)	2	(1)
CO Bonds	(631)	(1,273)	378	234
Discount notes	(1,133)	—	(337)	—
MPP	(390)	(60)	(1,055)	(232)

Fair value adjustments	(2,134)	(1,336)	(1,012)	(3)

Net gain (loss) on economic hedges	(1,355)	(1,657)	310	(867)

Net gain (loss) on derivatives and hedging activities	$2,442	$(3,405)	$2,041	$(2,683)

(1)	Net settlements represent the net interest payments or receipts on interest rate exchange agreements for hedges not receiving fair value hedge accounting.

Net Gain (Loss) on Derivatives and Hedging Activities

By Financial Statement Asset or Liability

($ amounts in thousands)

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2008	2007	2008	2007
Advances	$102	$(1,224)	$(159)	$(1,440)
Investments	360	—	388	2
MPP	(390)	(64)	(1,055)	(114)
Discount notes	(485)	—	872	—
CO Bonds	2,855	(2,117)	1,995	(1,131)

Net gain (loss) on derivatives and hedging activities	$2,442	$(3,405)	$2,041	$(2,683)

Other Expense

The following table presents a breakdown of Total other expense for the three and six months ended June 30, 2008, and 2007, and an analysis of the changes in the components of these expenses:

Analysis of Other Expense

($ amounts in thousands)

	For the Three Months ended June 30,				For the Six Months ended June 30,
			2008 vs. 2007				2008 vs. 2007
	2008	2007	$ Amt	% change	2008	2007	$ Amt	% change
Compensation and benefits	$5,373	$5,699	$(326)	(5.7)%	$12,213	$14,613	$(2,400)	(16.4)%
Other operating expenses	2,412	2,313	99	4.3%	4,532	4,446	86	1.9%
Finance Board and Office of Finance Expenses	814	787	27	3.4%	1,677	1,606	71	4.4%
Other	335	391	(56)	(14.3)%	649	934	(285)	(30.5)%

Total other expense	$8,934	$9,190	$(256)	(2.8)%	$19,071	$21,599	$(2,528)	(11.7)%

The decrease in Total other expense for the three months ended June 30, 2008, compared to the same period in 2007, was primarily due to lower Compensation and benefits resulting from a net decrease in retirement fund contribution accruals, partially offset by increased salaries and incentive compensation accruals.

The decrease in Total other expense for the six months ended June 30, 2008, compared to the same period in 2007, was primarily due to lower Compensation and benefits resulting from a net decrease in expense for our qualified and non-qualified defined benefit plans, mainly resulting from a $3.2 million charge during the first quarter of 2007 related to the early retirement incentive offered to certain employees. This increase was partially offset by increased salaries and incentive compensation accruals.

AHP and REFCORP Assessments

The financial obligations of AHP and REFCORP assessments as described below are statutorily required.

AHP. The Federal Home Loan Banks are required to contribute annually, in the aggregate, the greater of $100 million or 10% of their Net Income, before interest expense for Mandatorily redeemable capital stock that is classified as debt, and after the REFCORP assessments to fund the AHP. The AHP expense for the three months ended June 30, 2008, was $5.6 million compared to $3.1 million for the same period in 2007, and the AHP expense for the six months ended June 30, 2008, was $10.6 million compared to $6.2 million for the same period in 2007.

REFCORP. With the Financial Services Modernization Act of 1999, Congress established a fixed payment of 20% of Net Income after the AHP obligation as the REFCORP payment beginning in 2000 for each Federal Home Loan Bank. The law also calls for an adjustment to be made to the total number of REFCORP payments due in future years so that, on a present value basis, the combined REFCORP payments of all 12 Federal Home Loan Banks are equal in amount to what had been required under the previous calculation method. The 20% fixed percentage REFCORP rate applied to earnings resulted in expenses of $11.9 million for the three months ended June 30, 2008, compared to $6.5 million for the same period in 2007, and $22.7 million for the six months ended June 30, 2008, compared to $13.2 million for the same period in 2007.

The increases in both AHP and REFCORP are directly attributable to our increase in Income Before Assessments.

Business Segments

We manage our business by grouping the income and expenses from our products and services within two business segments: Traditional, which includes credit services (such as Advances, letters of credit, and lines of credit), investments (including MBS and ABS) and deposits; and MPP, which consists of mortgage loans purchased from our members.

The following tables set forth our financial performance by operating segment for the three and six months ended June 30, 2008, and 2007:

Traditional

($ amounts in thousands)

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2008	2007	2008	2007
Net Interest Income	$49,201	$34,629	$105,652	$71,394
Other income (loss)	3,448	(2,557)	4,362	(1,174)
Other expenses	8,379	8,528	17,923	20,065

Income Before Assessments	44,270	23,544	92,091	50,155

AHP	3,877	2,083	8,035	4,454
REFCORP	8,078	4,292	16,811	9,140

Total assessments	11,955	6,375	24,846	13,594

Net Income	$32,315	$17,169	$67,245	$36,561

The increase in Net Income for the Traditional segment for the three and six months ended June 30, 2008, compared to the same periods in 2007, was primarily due to the following factors:

•	an increase in Net Interest Income resulting from higher interest-earning assets, higher net equity and wider spreads due to lower funding costs;

•	an increase in Other income (loss) due to fair value adjustments made in accordance with SFAS 133 that resulted in a gain in Net gain (loss) on derivatives and hedging activities; and

•	an increase due to lower Other expenses as described in “Other Expense” herein.

These increases were partially offset by an increase in Total assessments that is consistent with the higher level of Income Before Assessments.

MPP

($ amounts in thousands)

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2008	2007	2008	2007
Net Interest Income	$21,600	$12,905	$34,219	$23,506
Other income (loss)	(390)	(64)	(1,055)	(114)
Other expenses	555	662	1,148	1,534

Income Before Assessments	20,655	12,179	32,016	21,858

AHP	1,686	994	2,614	1,784
REFCORP	3,794	2,237	5,880	4,015

Total assessments	5,480	3,231	8,494	5,799

Net Income	$15,175	$8,948	$23,522	$16,059

The increase in Net Income for the MPP segment for the three and six months ended June 30, 2008, compared to the same periods in 2007, was primarily due to:

•	an increase in Net Interest Income mainly due to lower market interest rates that resulted in wider spreads as we have been able to replace higher-costing debt with lower-costing debt; and

•	an increase due to lower Other expenses resulting from decreased master servicing fees for MPP that were renegotiated during the second quarter of 2007.

These increases were partially offset by:

•

a decrease in Other income (loss) due to an increase in the fair value loss adjustments made in accordance with SFAS 133 related to MPP hedges and commitments that resulted in a loss recorded in Net gain (loss) on derivatives and hedging activities; and

•	an increase in Total assessments consistent with the higher level of Income Before Assessments.

Analysis of Financial Condition

Advances

Advances increased by $3.4 billion or 12.7% during the first six months of 2008 to $30.2 billion, compared to $26.8 billion at December 31, 2007. This increase was primarily caused by increased demand for Advances from many of our members, including, in particular, larger banks and insurance company members. Advances at par to insurance company members have increased to $4.0 billion, or 13.5% of total Advances, at par, at June 30, 2008, compared to $3.0 billion, or 11.3% of total Advances, as of December 31, 2007.

In general, Advance balances fluctuate in accordance with our members’ funding needs related to their mortgage pipelines, investment opportunities, other balance sheet strategies, and the cost of alternative funding opportunities.

A breakdown of Advances, at par value, by primary product line, as of June 30, 2008, and December 31, 2007, is provided below:

Advances by Product Line

($ amounts in thousands, at par)

	June 30, 2008		December 31, 2007
	$ amount	% of Total	$ amount	% of Total
Fixed-rate bullet	$17,252,482	57.9%	$16,387,203	62.1%
Putable	5,619,000	18.8%	4,982,550	18.9%
Adjustable (1)	3,529,384	11.8%	2,006,134	7.6%
Fixed-rate amortizing	2,492,703	8.4%	2,088,120	7.9%
Variable	744,886	2.5%	936,785	3.5%
Callable	171,845	0.6%	—	—

Total Advances, at par value	$29,810,300	100.0%	$26,400,792	100.0%

(1)	Includes two outstanding Advances with a total par of $15 million modified (in accordance with Emerging Issues Task Force 01-07, Creditor’s Accounting for a Modification or Exchange of Debt Instruments) from Putable Advances to Adjustable Advances with $0.50 million, and $0.59 million in remaining deferred fees outstanding as of June 30, 2008, and December 31, 2007, respectively.

Short-term Investments

As of June 30, 2008, short-term investments, which are comprised of Interest-bearing deposits and Federal funds sold, totaled $11.9 billion, a decrease of $1.0 billion from December 31, 2007. This decrease was primarily due to a decrease of $1.7 billion in interest-bearing deposits resulting from the increased demand for Advances and our purchase of Available-for-sale securities, partially offset by an increase of $0.6 billion in Federal funds sold.

Available-for-sale Securities

Available-for-sale securities were $1.2 billion at June 30, 2008, compared to $0 at December 31, 2007. We purchased AAA-rated agency debentures for our Available-for-sale portfolio during the first six months of 2008 in order to utilize capital capacity and take advantage of investment opportunities.

Held-to-maturity Securities

Held-to-maturity securities increased to $7.5 billion at June 30, 2008, compared to $6.7 billion at December 31, 2007, due to purchases made within the regulatory limit described below of three times our Total regulatory capital.

The Finance Agency’s regulations provide that the total book value of our investments in MBS and ABS must not exceed 300% of our Total regulatory capital, consisting of Retained earnings, Class B stock, and Mandatorily redeemable capital stock, as of the previous month end on the day we purchase the securities. If our outstanding investments in MBS and ABS exceed the limitation at any time, but were in compliance at the time we purchased the investments, we would not be considered out of compliance with the regulation. However, we would not be permitted to purchase additional MBS or ABS until we were back within the capital limitation. We were in compliance with this limit at June 30, 2008, and December 31, 2007.

On March 24, 2008, the Finance Board passed a resolution to temporarily grant the Federal Home Loan Banks the ability to purchase additional MBS and ABS, not to exceed 600% of Total regulatory capital, in order to increase liquidity in the MBS markets. Investments under this authority are limited to Fannie Mae and Freddie Mac MBS, and this authority will expire on March 31, 2010. Each Federal Home Loan Bank must have its board’s approval, provide notice to the Finance Agency of its intention to participate, and meet certain reporting and recordkeeping requirements with the Finance Agency in order to invest up to the increased limit. It is not known at this time whether we will participate or on what terms our board may authorize any increased investment in MBS under this temporary authority.

The following tables summarize the held-to-maturity securities with unrealized losses as of June 30, 2008, and December 31, 2007. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position ($ amounts in thousands).

	Less than 12 months		12 months or more		Total
June 30, 2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS and ABS
U.S. agency obligations – guaranteed	$—	$—	$—	$—	$—	$—
GSEs	1,384,954	(19,326)	328,601	(15,014)	1,713,555	(34,340)
Other (1)	3,415,615	(94,402)	1,333,565	(106,560)	4,749,180	(200,962)

Total temporarily impaired	$4,800,569	$(113,728)	$1,662,166	$(121,574)	$6,462,735	$(235,302)

(1)	Included in the column for Unrealized Losses Less than 12 months are three securities we purchased from Bank of America Mortgage Securities, an affiliate of a member, with an amortized cost of $78.3 million and a market value of $77.1 million. Included in the column for Unrealized Losses 12 months or more is a security we purchased from Bank of America Mortgage Securities with an amortized cost of $49.6 million and a market value of $47.2 million.

	Less than 12 months		12 months or more		Total
December 31, 2007	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS and ABS
U.S. agency obligations – guaranteed	$—	$—	$20,724	$(33)	$20,724	$(33)
GSEs	—	—	603,326	(17,110)	603,326	(17,110)
Other (1)	553,179	(3,808)	3,143,443	(81,147)	3,696,622	(84,955)

Total temporarily impaired	$553,179	$(3,808)	$3,767,493	$(98,290)	$4,320,672	$(102,098)

(1)	Included in the column for Unrealized Losses 12 months or more were two securities we purchased from Bank of America Mortgage Securities with an amortized cost of $76.1 million and a market value of $74.4 million.

The unrealized losses on our investments in MBS and ABS reflected above were caused by continued general deterioration in the credit performance of mortgage loans and declining housing prices, compounded by the effect of forced portfolio liquidations by certain large investors, which resulted in the current reduced liquidity in the credit markets. We have performed an other-than-temporary impairment analysis and have concluded that since we have the ability and intent to hold these investments until a full recovery of the unrealized losses, which may be maturity, and in part based on the creditworthiness of the issuers and the underlying collateral, among other things, we do not consider these investments to be other-than-temporarily impaired at June 30, 2008, or December 31, 2007.

Mortgage Loans Held for Portfolio, Net

We purchase mortgage loans from our members through our MPP. At June 30, 2008, after considering the effects of premiums, discounts, SFAS 133 basis adjustments, and allowances for credit losses on mortgage loans, we held $9.0 billion in mortgage loans purchased from our members, compared to $9.4 billion at December 31, 2007. We anticipate that our outstanding Mortgage loans held for portfolio will continue to decrease during 2008 due to the loss of several large sellers of new mortgage loans, the reduction of outstanding balances due to maturity or prepayment, and our transition to purchasing loans primarily from small to mid-size members.

Some of the other factors that impact the volume of mortgage loans purchased through the MPP include the general level of housing activity in the U.S., the level of refinancing activity, and consumer product preferences. In accordance with our MPP policy for conventional loans, we purchase conforming, fixed-rate, fixed-term mortgage loans.

The following table presents the composition of our outstanding purchased mortgage loans at June 30, 2008, and December 31, 2007:

Mortgage Loans Held for Portfolio

($ amounts in thousands)

	June 30, 2008
	Long-term(1)	Medium- term(2)	Total
Unpaid principal balance	$7,674,751	$1,335,163	$9,009,914
Deferred net premium	3,673	6,121	9,794
Basis adjustments from terminated fair value hedges, and loan commitments.	18,446	(669)	17,777

Total mortgage loans held for portfolio	$7,696,870	$1,340,615	$9,037,485

	December 31, 2007
	Long-term(1)	Medium- term(2)	Total
Unpaid principal balance	$7,959,694	$1,407,128	$9,366,822
Deferred net premium	2,945	6,249	9,194
Basis adjustments from terminated fair value hedges, and loan commitments.	20,866	(125)	20,741

Total mortgage loans held for portfolio	$7,983,505	$1,413,252	$9,396,757

(1)	Long-term is defined as an original term greater than 15 years.

(2)	Medium-term is defined as an original term of 15 years or less.

Finance Agency regulations and Bank policy require that providers of SMI be rated not lower than AA-, and our sellers are legally obligated to maintain such insurance with an insurer rated not lower than AA-. If at any time one of our SMI providers is downgraded below AA-, we may be required by the Finance Agency to seek replacement insurance from another company that meets the rating requirement. Alternatively, we may be required to seek regulatory forbearance if such alternative insurance is unavailable. Depending upon market conditions at that time, the cost of replacement insurance could be higher than the current cost, which could have a material adverse impact on the profitability of our MPP portfolio.

On April 8, 2008, S&P lowered MGIC’s rating to A with a negative outlook from AA-/watch negative. On June 5, 2008, Fitch lowered MGIC’s credit rating to A+ with a watch negative. On July 10, 2008, Moody’s lowered MGIC’s credit rating to A1 with a negative outlook.

While we continue to evaluate insurance choices, we are presently conducting all new business with Genworth, a mortgage insurer rated AA. In addition, we are currently evaluating the impact of the MGIC downgrade on the credit quality of the related mortgage pools. We are in discussions with the Finance Agency to determine the appropriate resolution to this issue.

Deposits (Liabilities)

Total deposits were $0.7 billion at June 30, 2008, compared to $0.6 billion at December 31, 2007. These deposits represent a relatively small portion of our funding, and they vary depending upon market factors, such as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.

Consolidated Obligations

At June 30, 2008, the carrying values of Discount notes and CO Bonds issued on our behalf totaled $19.9 billion and $36.0 billion, respectively, compared to $22.2 billion and $30.3 billion, respectively, at December 31, 2007. The overall balance of our COs fluctuates in relation to our Total assets. For the six months ended June 30, 2008, the increase in our COs was primarily attributable to the increases in our Advances, Available-for-sale securities and Held-to-maturity securities. The balance of our Discount notes decreased (with a corresponding increase in CO Bonds) as we extended the term of the liabilities supporting our assets.

Derivatives

As of June 30, 2008, and December 31, 2007, we had derivative assets net of collateral held or paid including accrued interest with market values of $16.9 million and $1.9 million, respectively, and derivative liabilities net of collateral held or paid including accrued interest with market values of $369.7 million and $304.7 million, respectively. These amounts reflect the impact of interest rate changes that affected the market value of our derivatives. We record all derivative financial instruments on the Statements of Condition at their fair value with changes in the fair value of all derivatives, excluding collateral, recorded through earnings.

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

Capital

Total capital increased to $2.4 billion at June 30, 2008, compared to $2.2 billion at December 31, 2007. The following table presents the components of this $0.2 billion increase:

Total Capital

($ amounts in thousands)

	Capital Stock	Retained Earnings	Other Comprehensive Income	Total
Balance at December 31, 2007	$2,002,863	$202,111	$(6,042)	$2,198,932
Reclassification to Mandatorily redeemable capital stock related to membership withdrawal	(42,977)			(42,977)
Proceeds from the sale of capital stock	168,376			168,376
Net Income		90,767		90,767
Mandatorily redeemable capital stock distributions		(183)		(183)
Dividends paid		(49,854)		(49,854)
Net unrealized loss on available-for-sale securities			(994)	(994)
Pension and postretirement benefits			2,143	2,143

Balance at June 30, 2008	$2,128,262	$242,841	$(4,893)	$2,366,210

Total Regulatory Capital

Our total regulatory capital consists of Retained earnings, Class B stock, and Mandatorily redeemable capital stock. Mandatorily redeemable capital stock is classified as a liability in accordance with GAAP on our Statements of Condition.

As of June 30, 2008, $680.5 million or 29% of our total regulatory capital stock balance, which consists of Class B stock and Mandatorily redeemable capital stock, was comprised of stock not required as a condition of membership or to support services to members, compared to $649.3 million or 30% at December 31, 2007. The increase of $31.2 million in excess stock was primarily due to the decrease in the use of Advances by some of our members. In general, the level of excess stock fluctuates with our members’ demand for Advances.

Retained Earnings

Retained earnings equaled $242.8 million at June 30, 2008, an increase of $40.7 million compared to December 31, 2007. The following table quantifies the net change in Retained earnings:

Net Income versus Dividends Paid

($ amounts in thousands)

	For the Six Months ended June 30,
	2008	2007
Net Income	$90,767	$52,620
Dividends paid	(49,854)	(43,702)
Mandatorily redeemable capital stock distributions	(183)	(72)

Change in Retained earnings	$40,730	$8,846

Our Retained Earnings Policy establishes guidelines for our board to use in determining the amount of earnings to retain. These guidelines include, but are not limited to: (i) a retained earnings target that is comprised of market, credit, operations and accounting risk components; (ii) the impact on our members; and (iii) the stability of stock and membership levels. The retained earnings target reflects a minimum Retained earnings balance after the quarterly dividend is paid. The Retained earnings balance at June 30, 2008, adjusted for the second quarter dividend of $27.5 million that was declared on July 15, 2008, was $215.3 million.

Our retained earnings target can be superseded by Finance Agency mandates, either by an order specific to the Bank, by issuance of new advisory guidelines, or by promulgation of new regulations requiring a level of Retained earnings that is different from our currently targeted level. Over time, and as our risk profile changes, we will continue to evaluate our Retained earnings position.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity are short-term investments and the issuance of new COs in the form of CO Bonds and Discount notes. As of July 31, 2008, the COs were rated Aaa/P-1 by Moody’s and AAA/A-1+ by S&P. Their GSE-issuer status and these ratings have historically provided excellent access to the capital markets for the Federal Home Loan Banks. In addition, under certain circumstances, the U.S. Treasury may acquire up to $4.0 billion of the Federal Home Loan Banks’ COs, which would offer additional liquidity to the Federal Home Loan Banks, if needed. The Housing and Economic Recovery Act of 2008 temporarily authorizes the U.S. Treasury to purchase obligations issued by the Federal Home Loan Banks in any amount deemed appropriate by the U.S. Treasury. This temporary authorization expires December 31, 2009. See “Risk Factors – Our Credit Rating Could be Lowered” in our 2007 Form 10-K, for a discussion of events that could have a negative impact on the rating of these COs.

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

Our cash and short-term investment portfolio, which includes Federal funds sold and Interest-bearing deposits, totaled $11.9 billion at June 30, 2008, and $12.9 billion at December 31, 2007. The maturities of these short-term investments provide cash flows to support our ongoing liquidity needs.

Capital Resources

The following table presents minimum capital ratios, permanent and risk-based capital requirement amounts, and various leverage ratios as of June 30, 2008, and December 31, 2007:

Regulatory Capital Requirements

($ amounts in thousands)

	As of June 30, 2008	As of December 31, 2007
Minimum regulatory capital ratio requirement	4.00%	4.00%
Minimum regulatory capital requirement	$2,398,774	$2,242,190
Actual regulatory capital ratio (1)	4.30%	4.23%
Permanent capital (2)	$2,577,556	$2,368,443
Risk-based capital requirement	$521,858	$439,867
Minimum regulatory leverage ratio	5.00%	5.00%
Minimum regulatory leverage capital requirement	$2,998,468	$2,802,738
Actual regulatory leverage ratio	6.45%	6.34%
Actual regulatory leverage capital	$3,866,335	$3,552,664

(1)	The regulatory capital ratio is calculated by dividing permanent capital by Total assets.

(2)	Permanent capital is defined as Retained earnings, Class B Stock, and Mandatorily redeemable capital stock.

Mandatorily Redeemable Capital Stock

At June 30, 2008, we had $206.5 million in capital stock subject to mandatory redemption, compared to $163.5 million in capital stock subject to mandatory redemption at December 31, 2007. The following table presents the components of this $43.0 million increase ($ amounts in thousands):

	Number of Former Members	Amount
Balance at December 31, 2007	16	$163,469
Due to mergers and acquisitions	4	42,977
Redemptions/repurchases during the period	—	(176)
Accrued dividends classified as mandatorily redeemable	—	183

Balance at June 30, 2008	20	$206,453

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

In addition to the Mandatorily redeemable capital stock, we had $41.0 million of excess and other stock subject to a redemption request at June 30, 2008, and $56.2 million of excess and other stock subject to a redemption request at December 31, 2007. These stock redemption requests are not subject to reclassification from equity to liability, as the requesting member may revoke its request at any time, without penalty, throughout the five-year waiting period, and the amount ultimately redeemed, if any, is contingent on the member meeting various stock requirements on the redemption date. These requests are not considered substantive in nature, and, therefore, these amounts are not classified as a liability.

The following table shows the amount of all pending capital redemption requests received from members by year of redemption at June 30, 2008, and December 31, 2007 ($ amounts in thousands):

Contractual Year of Redemption	June 30, 2008	December 31, 2007
Due in 1 year or less	$9,643	$4,643
Due after 1 year through 2 years	7,070	8,748
Due after 2 years through 3 years	53,421	3,883
Due after 3 years through 4 years	129,126	179,011
Due after 4 years through 5 years	48,162	23,422

Total	$247,422	$219,707

Capital Distributions

We may, but are not required to, pay dividends on our stock. Dividends may be paid in cash or Class B Stock out of current and previously Retained earnings, as authorized by our board, and subject to Finance Agency regulations. Finance Agency regulations prohibit a Federal Home Loan Bank from issuing new excess stock if the amount of excess stock outstanding exceeds one percent of the Bank’s Total assets. Therefore, we have not been permitted to pay stock dividends because our excess stock balance has exceeded 1.00% of our Total assets. At June 30, 2008, our outstanding excess stock of $680.5 million was equal to 1.13% of our Total assets.

Cash dividends on Class B-1 Stock were paid at an annualized rate of 5.25% during the second quarter of 2008 and 4.50% during the second quarter of 2007 based on our earnings for the first quarters of 2008 and 2007. The decrease in our dividend payout ratio as shown in the Financial Highlights table herein for the quarters ended June 30, 2007, through the quarter ended June 30, 2008, reflects our board’s decision to increase our Retained earnings.

On July 15, 2008, we announced a cash dividend on our Class B-1 stock of 5.25% (annualized) based on our results for the second quarter of 2008. On July 16, 2007, we announced a cash dividend on our Class B-1 stock of 4.50% (annualized), based on our results for the second quarter of 2007. Future dividends will be determined based on income earned each quarter, our Retained Earnings Policy, and capital management considerations.

Off-balance Sheet Arrangements

Commitments that legally bind and unconditionally obligate us for additional Advances and letters of credit totaled approximately $68.7 million and $10.9 million at June 30, 2008, and December 31, 2007, respectively. The increase is primarily due to an increase in funds-only commitments on Advances and letters of credit that tend to be higher at the beginning of the year than the end of the year. Funds-only commitments generally are for periods up to six months, do not provide for a guaranteed interest rate and are conditional based on availability of our funds and the members compliance with our collateral and other requirements. Based on management’s credit analyses and collateral requirements, we do not deem it necessary to record any additional liability on these commitments.

Commitments that unconditionally obligate us to fund/purchase mortgage loans totaled $23.5 million and $40.2 million at June 30, 2008, and December 31, 2007, respectively. Commitments are generally for periods not to exceed 91 days.

Unused lines of credit totaled $173.5 million at June 30, 2008, and $158.2 million at December 31, 2007.

Recent Accounting and Regulatory Developments

Accounting Developments

See Notes 1 and 2 of the Financial Statements contained in Item 1 of Part 1 for a description of how recent accounting developments may impact our results of operations or financial condition.

Regulatory Developments

Proposed Changes in GSE Regulation and Programs

Legislative Action

On July 30, 2008, the “Housing and Economic Recovery Act of 2008” (the “Act”) was enacted. The Act is designed to, among other things, address the current housing finance crisis, expand the Federal Housing Administration’s financing authority and address GSE reform issues. We are currently reviewing the impact and effect of the Act on our business and operations. Highlights of significant provisions of the Act that directly affect us include the following:

•

Creates a newly established federal agency regulator, the Finance Agency that will become the new federal regulator of the Federal Home Loan Banks, Fannie Mae and Freddie Mac effective on the date of enactment of the Act. Our former regulator, the Finance Board, will be abolished one year after the date of enactment of the Act. Finance Board regulations, policies, and directives immediately transfer to the new Finance Agency and during the one-year transition, the Finance Board will be responsible for winding up its affairs. We will be responsible for our share of the operating expenses for both the Finance Agency and the Finance Board.

•

Authorizes the U.S. Treasury to purchase obligations issued by the Federal Home Loan Banks, in any amount deemed appropriate by the U.S. Treasury. This temporary authorization, which expires December 31, 2009, is in addition to the U.S. Treasury’s authority to acquire up to $4.0 billion of the Federal Home Loan Banks’ COs under certain circumstances. There have been no borrowings outstanding under this authority since 1977. We have no immediate plans to utilize the Treasury lines.

•

Provides that the director of the Finance Agency (the “Director”) will be responsible for setting risk-based capital standards for the Federal Home Loan Banks and other capital standards and reserve requirements for Federal Home Loan Bank activities and products. The Director shall, under the law, have two deputies, one responsible for safety and soundness oversight of the Federal Home Loan Banks and one responsible for the oversight of the housing finance and community and economic development mission of the Federal Home Loan Banks.

•	Provides the Director with broad conservatorship and receivership authority over the Federal Home Loan Banks.

•

Requires that two-fifths of each Bank’s board of directors be non-member “independent” directors, (nominated by the Federal Home Loan Bank’s board of directors in consultation with its advisory council). Two of the “independent” directors must have experience in consumer or community interests and the remaining directors must have demonstrated financial experience. The statutory “grandfathering” rules for the number of elective director seats for the states included in a Federal Home Loan Bank’s region remain, unless that Federal Home Loan Bank merges with another Federal Home Loan Bank.

•

Removes the maximum statutory annual limit on board of directors’ compensation. Director fees will be established by each Bank’s board based on market survey data commensurate with the directorship position and responsibilities, subject to regulatory oversight.

•

Allows the Director to prohibit executive compensation that is not reasonable and comparable with compensation in similar businesses. If a Bank is undercapitalized, the Director may also restrict executive compensation. Until December 31, 2009, the Director has additional authority to approve, disapprove or modify executive compensation.

•	Requires the Director to issue regulations to facilitate the sharing of information among the Federal Home Loan Banks to, among other things, assess their joint and several liability obligations.

•	Provides the Federal Home Loan Banks with expressed statutory exemptions from complying with certain provisions of the federal securities laws, consistent with our no-action letter issued by the SEC.

•

Allows Federal Home Loan Banks to voluntarily merge with the approval of the Director, their respective board of directors, and their respective members and requires the Director to issue regulations regarding the conditions and procedures for voluntary mergers, including procedures for Bank approval.

•	Allows the Director to liquidate or reorganize a Federal Home Loan Bank upon notice and hearing.

•	Allows Federal Home Loan Bank districts to be reduced to less than eight districts as a result of a voluntary merger or as a result of the Director’s action to liquidate a Federal Home Loan Bank.

•	Provides Federal Home Loan Bank membership eligibility for “Community Development Financial Institutions”.

•	Redefines “Community Financial Institutions” as those institutions that have assets not exceeding $1.0 billion and adds “community development activities” as eligible collateral.

•	Provides that each Bank shall establish an office for diversity in management, employment and business activities.

•	Provides that the Federal Home Loan Banks are subject to prompt corrective action enforcement provisions similar to those currently applicable to national banks and federal savings associations.

•

Subject to Director regulation, will increase the secondary market conforming loan limits for home mortgages eligible for purchase under the MPP and authorizes the Director to establish low- and very low-income housing goals for the program.

•	Authorizes a Federal Home Loan Bank, on behalf of one or more members, to issue letters of credit to support tax-exempt bond issuances.

•

Authorizes a Federal Home Loan Bank, under its Affordable Housing Program, to provide grants for the refinancing of home loans for families having an income at or below 80% of the applicable area median income. This authority expires two years after enactment of the Act.

Regulatory Actions

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

The Finance Board has also issued a proposed rule that would permit the Federal Home Loan Banks to establish AHP homeownership set-aside programs for the purpose of refinancing or restructuring eligible households’ nontraditional or subprime owner-occupied mortgage loans through June 30, 2011. Comments on the proposed rule were due by June 16, 2008. It is not yet known how or if the proposed rule would affect our current AHP programs, including HomeRetain, a program designed to help members assist customers in danger of foreclosure.

On July 1, 2008, the Finance Board issued Advisory Bulletin 2008-AB-02 (the “Advisory Bulletin”) on the application of nontraditional and subprime residential mortgage loans to specific Federal Home Loan Bank assets. This Advisory Bulletin supplements Advisory Bulletin 2007-AB-01 by providing written guidance regarding mortgages purchased under the acquired member assets programs, investments in private-label MBS and collateral securing Advances. The Advisory Bulletin was effective upon issuance. The Advisory Bulletin states that mortgage loan commitments and/or underlying mortgages related to private-label MBS and/or collateral securing Advances entered into by the Federal Home Loan Banks must comply with all aspect of the Interagency Guidance on Nontraditional Mortgage Product Risks and Statement on Subprime Mortgage Lending guidance published by the Federal banking regulatory agencies. We have updated our “Subprime and Nontraditional Residential Mortgage Policy” to comply with this Advisory Bulletin.

Risk Management

The U.S. residential mortgage market weakened substantially during the second half of 2007. Concern over the impact of subprime loans caused the subprime-related and broader credit markets to deteriorate considerably. In particular, the market for mortgage-related securities has been characterized by high levels of volatility and uncertainty, reduced demand and liquidity, and significantly wider credit spreads. During late 2007, risk aversion escalated in the marketplace as mortgage-related securities, particularly those backed by nontraditional mortgage products, have been subject to various rating agency downgrades. The Federal Reserve attempted to prevent a serious and extended economic downturn resulting from these mortgage market difficulties by taking significant interest rate reduction and liquidity actions. The various factors that have caused this broad credit market deterioration in the housing and mortgage markets have worsened during the first six months of 2008 and are expected to continue throughout 2008.

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

Protection is provided via thorough underwriting and collateralization before Advances are issued. We are continuing to evaluate the quality of collateral pledged to support Advances and have been working with members to obtain additional loan level detail to achieve better valuations. Based on overall declines in the valuation of mortgage collateral, we are increasing over-collateralization requirements for certain types of collateral. We are also making changes to our internal valuation model, which will lower the ultimate lendable values provided on certain types of residential collateral. Quarterly, semi-annual, or annual credit analyses are performed on existing borrowers, with the frequency depending primarily on the financial condition of the borrower and/or the amount of our credit products outstanding.

Credit risk can be magnified if the lender concentrates its portfolio in a few borrowers. Because of our limited territory, Indiana and Michigan, and because of continuing consolidation among the financial institutions that comprise the members of the 12 Federal Home Loan Banks, we have only a limited pool of large borrowers. As of June 30, 2008, our top two borrowers held 35.5% of total Advances outstanding, at par. Because of this concentration in Advances, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we analyze the implications to our financial management and profitability if we were to lose the business of one or more of these borrowers.

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

Our long-term investments consist of residential MBS, commercial MBS and ABS. We primarily hold AAA-rated (privately-issued and GSE-issued) collateralized mortgage obligations and pass-throughs. All of our MBS and ABS are rated AAA by S&P or Moody’s, except for the Home equity loans and the Manufactured housing bonds shown on the table below. As of June 30, 2008, our $7.5 billion MBS portfolio consisted of $4.7 billion non-agency prime MBS, of which $2.2 billion is supported by interest-only mortgage loans. The following MBS have recently been placed on watch negative by one of the NRSROs:

•	On June 6, 2008, one AAA-rated prime MBS with a book value of $51.3 million was placed on watch negative by S&P.

•	On July 21, 2008, one AAA-rated prime MBS with a book value of $0.4 million was placed on watch negative by Moody’s.

•	On August 4, 2008, one AAA-rated prime MBS with a book value of $83.1 million was placed on watch negative by Fitch.

•	On August 5, 2008, one AAA-rated prime MBS with a book value of $94.4 million was placed on watch negative by Fitch.

The subprime segment of the mortgage market primarily serves borrowers with poorer credit payment histories; such loans typically have a mix of credit characteristics that indicate a higher likelihood of default and higher loss severities than prime loans. The following table also shows the investments that are categorized by S&P, Moody’s and Fitch as subprime in our MBS portfolio.

Subprime and Manufactured Housing MBS

($ amounts in thousands, at par value)

	June 30, 2008	Rating	December 31, 2007	Rating
Private-label residential MBS	$411	AAA	$583	AAA
Home equity loans	4,569	A	5,018	AAA
Manufactured housing bonds	25,351	AA	27,392	AA

Total subprime and manufactured housing MBS	$30,331		$32,993

Although there is no standard industry definition for Alt-A mortgage loans, generally, they are characterized by a lower level of loan documentation. The following table shows the investments that are categorized by S&P and Moody’s as Alt-A in our MBS portfolio.

Alt-A MBS

($ amounts in thousands, at par value)

	June 30, 2008	Rating	December 31, 2007	Rating
Total Alt-A MBS	$366,851	AAA	$398,792	AAA

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

Our outstanding loans, non-accrual loans, and loans 90 days or more past due and accruing interest as of June 30, 2008, and December 31, 2007, as well as the total amount of interest income recognized and the total amount of interest received on real estate mortgages during the three and six months ended June 30, 2008, and 2007, is presented in the tables below:

Loan Portfolio Analysis

($ amounts in thousands)

	June 30, 2008	December 31, 2007
Real estate mortgages	$9,037,485	$9,396,757
Non-accrual loan participations (1)	1	1
Real estate mortgages past due 90 days or more and still accruing interest(2)	$82,245	$81,172

	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007
Interest contractually due during the period	$120,988	$130,111	$244,830	$262,436
Interest actually received during the period	120,988	130,111	244,830	262,436

Shortfall(2)	$—	$—	$—	$—

(1)	Non-accrual loans include our residual participation in conventional loans not part of the MPP.

(2)	Interest on MPP is advanced by the servicer based upon scheduled principal and interest payments and therefore will not reflect the actual shortfall associated with non-accruing loans because, under this arrangement, our servicers remit payments to us as scheduled whether or not payment is received from the borrower. Although we began offering an actual/actual remittance option on June 1, 2006, it has not yet had an effect on the shortfall. Under actual/actual servicing agreements, the servicers remit payments only as they are received from the borrowers. The monthly delinquency information reported as of quarter end is provided by the servicer through the master servicer one month after the actual mortgage loan balance activity.

Loans in the MPP are dispersed geographically, as shown in the following table:

Geographic Concentration of MPP Loans (1)(2)

	June 30, 2008	December 31, 2007
Midwest	35.7%	33.9%
Northeast	11.1%	11.4%
Southeast	20.0%	20.5%
Southwest	20.7%	21.3%
West	12.5%	12.9%

Total	100.0%	100.0%

(1)	Percentages calculated based on the unpaid principal balance at the end of each period.

(2)	Midwest includes IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI.

Northeast includes CT, DE, MA, ME, NH, NJ, NY, PA, RI, VI and VT.

Southeast includes AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV.

Southwest includes AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT.

West includes AK, CA, HI, ID, MT, NV, OR, WA, and WY.

The MPP mortgage loans held for portfolio are dispersed across all fifty states, the District of Columbia and the U.S. Virgin Islands. No single zip code represented more than 1% of MPP loans outstanding at June 30, 2008, or December 31, 2007. It is likely that the concentration of MPP loans in our district states of Indiana and Michigan will continue to increase in the future due to the loss of our three largest sellers because those three sellers were our greatest sources of nationwide mortgages. The median size of an outstanding MPP loan was approximately $138,300 at June 30, 2008, and $138,800 at December 31, 2007.

An analysis of real estate mortgages past due 90 days or more and still accruing interest and the percentage of those loans to the mortgage loans outstanding as of June 30, 2008, and December 31, 2007, follows:

Real Estate Mortgages Past Due 90 Days or More

($ amounts in thousands)

	As of June 30, 2008	As of December 31, 2007
Total Conventional mortgage loan delinquencies	$43,242	$36,201
Total Conventional mortgage loans outstanding, at par	$8,268,063	$8,566,653
Percentage of delinquent conventional loans	0.52%	0.42%
Total FHA mortgage loan delinquencies	$39,003	$44,971
Total FHA mortgage loans outstanding, at par	$741,851	$800,169
Percentage of delinquent mortgage loans	5.26%	5.62%

The 90 day delinquency ratio for conventional mortgages increased from 0.42% to 0.52% during the first six months of 2008. A continued decline in the general economic conditions in the U.S. and, in particular, Michigan and Indiana, has resulted in increased delinquencies in our portfolio and will result in additional increases in delinquencies in the future. The conventional delinquency ratios are below the national average for conforming, fixed-rate mortgages.

For government-insured (FHA) mortgages, the delinquency rate is generally higher than for the conventional mortgages held in our portfolio. We rely on government insurance, which generally provides a 100% guarantee, as well as quality control processes, to maintain the credit quality of this portfolio. The 90-day delinquency ratio for FHA mortgages has decreased from 5.62% to 5.26% during the first six months of 2008. We have not purchased any FHA loans since August 2006.

Although we have had no loan charge-offs in the first six months of 2008, our policy is to charge-off a loan if, after foreclosure, the liquidation value of the real estate collateral plus credit enhancements does not cover our mortgage loan balance outstanding, or when an estimated or known loss exists. A loss contingency will be recorded when, in management’s judgment, it is probable that impairment has occurred, and the amount of loss can be reasonably estimated. Probable impairment is defined as the point at which, using current information and events, we estimate that we will be unable to collect all principal and interest contractually due.

In addition to the LRAs, we have credit protection on each loan, where eligible, through SMI, which provides sufficient insurance to cover credit losses to approximately 50% of the property’s original value (subject, in certain cases, to an aggregate stop-loss provision in the SMI policy). We have an aggregate loss/benefit limit or “stop-loss” on any master commitment contract issued after January 1, 2005, that equals or exceeds $35,000,000.

Credit enhancement fees as of and for the six months ended June 30, 2008, and 2007, are presented below:

Credit Enhancement Fees

($ amounts in thousands)

	Six Months ended June 30,
	2008	2007
Average conventional MPP loans outstanding	$8,430,767	$8,973,801

LRA fees	$3,069	$3,282
SMI fees	3,503	3,789

Total Credit Enhancement fees	$6,572	$7,071

Enhancement fees as a % of average conventional MPP loans outstanding	0.16%	0.16%

If a credit loss occurs, the accumulated LRA is used to cover the credit loss in excess of borrower equity and primary mortgage insurance. SMI provides limited additional coverage over and above losses covered by the LRA.

LRA outstanding as of June 30, 2008, and December 31, 2007, is presented below:

LRA Outstanding

($ amounts in thousands)

	June 30, 2008	December 31, 2007
LRA Outstanding	$21,710	$21,090

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

Based on our analysis, and after consideration of LRA, SMI, and credit enhancements, there was no allowance for credit losses on real estate mortgage loans as of and for the six months ended June 30, 2008, or as of December 31, 2007.

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

The following tables summarize key information on derivative counterparties and provide information on a trade date basis as of June 30, 2008, and December 31, 2007, respectively:

Derivative Agreements

Counterparty Ratings

June 30, 2008

($ amounts in thousands)

S&P Rating	Notional Principal	Percentage of Notional Principal	Credit Exposure Before Collateral	Credit Exposure Net of Collateral
AAA	$1,811,652	4.7%	$—	$—
AA	30,193,548	77.7%	16,704	16,704
A	6,809,900	17.5%	855	78

Total	38,815,100	99.9%	17,559	16,782
Others(1)	42,370	0.1%	118	118

Total derivative notional and credit exposure	$38,857,470	100.0%	$17,677	$16,900

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

The following table summarizes the duration of equity levels for our total position:

Effective Duration of Equity Scenarios

	-200 bps	0 bps	+200 bps

June 30, 2008(1)	2.54 years	2.23 years	-0.17 years
December 31, 2007	-5.33 years	3.43 years	2.19 years

(1)	For June 30, 2008, the -200 bps shock was constrained to -125 bps due to the relatively low interest rate environment as per Advisory Bulletin 03-9 issued by the Finance Board on October 3, 2003.

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

Duration Gap

June 30, 2008	+0.5 months
December 31, 2007	+1.2 months

Convexity

Convexity measures how fast duration changes as a function of interest rate changes. Measurement of convexity is important because of the optionality embedded in the mortgage and callable debt portfolios. The mortgage portfolios exhibit negative convexity due to the embedded prepayment options. The negative convexity on the mortgage asset is mitigated by the negative convexity of underlying callable debt. Convexity is routinely reviewed by management and used in developing funding and hedging strategies for acquisition of mortgage-based assets. A primary strategy for managing convexity risk arising from our mortgage portfolio is the issuance of callable debt. At June 30, 2008, callable debt funding mortgage assets as a percentage of the net mortgage portfolio equaled 52.3%, compared to 58.6% at the end of 2007.

Market Risk-Based Capital Requirement

We are subject to the Finance Board’s risk-based capital regulations. This regulatory framework requires the maintenance of sufficient permanent capital to meet the combined credit risk, market risk, and operations risk requirements. Our permanent capital consists of Class B Stock (including Mandatorily redeemable capital stock) and Retained earnings. The market risk-based capital requirement (“MRBC”) is the sum of two components. The first component is the market value of the portfolio at risk from movements in interest rates that could occur during times of market stress. This estimation is accomplished through an internal value-at-risk based modeling approach that was approved by the Finance Board before the implementation of our Capital Plan. The second component is the amount, if any, by which the current market value of total capital is less than 85% of the book value of total capital.

MRBC is primarily based upon historical simulation methodology. The estimation incorporates scenarios that reflect interest rate shifts, interest rate volatility, and changes in the shape of the yield curve. These observations are based on historical information from 1978 to the present. In our application, MRBC is defined as the potential dollar loss from adverse market movements, measured over 120-business day time periods, with a 99.0% confidence interval, based on these historical prices and market rates. MRBC estimates as of June 30, 2008, and December 31, 2007, are presented below:

Value at Risk

Actual
June 30, 2008	$210 million
December 31, 2007	$154 million

Changes in Market Value of Equity between the Base Case and Shift Scenarios

We measure potential changes in the market value of equity based on the current month-end level of rates versus the market value of equity under large parallel rate shifts. This measurement provides information related to the sensitivity of our interest rate position:

Change in Market Value of Equity from Base Rates

	-200 bps	+200 bps
June 30, 2008(1)	+4.0%	-1.4%
December 31, 2007	-1.3%	-5.8%

(1)	For June 30, 2008, the -200 bps shock was constrained to -125 bps due to the relatively low interest rate environment as per Advisory Bulletin 03-9 issued by the Finance Board on October 3, 2003.

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

The volume of derivative hedges is often expressed in terms of notional principal, which is the amount upon which interest payments are calculated. The following table highlights the notional amounts by type of derivative agreement as of June 30, 2008, and December 31, 2007:

Notional Principal by Type of Derivative Agreements

($ amounts in thousands)

	June 30, 2008	December 31, 2007
Debt swaps
Bullet	$10,368,137	$4,184,114
Callable	8,217,000	7,346,370
Complex	1,080,000	1,948,080
Advances swaps
Bullet	12,236,633	12,444,770
Putable	5,619,000	4,985,050
Callable	171,845	—
Complex	1,000	1,000
GSE investment swaps	1,120,000	—
MBS swaps	1,485	1,689
TBA MPP hedges	18,900	38,800
Mandatory delivery commitments	23,470	40,204
Swaptions	—	200,000

Total	$38,857,470	$31,190,077

The above table includes interest rate swaps, TBA MPP hedges, mandatory delivery commitments and swaptions. Complex swaps include, but are not limited to, step-up and range bonds. The level of different types of derivatives is contingent upon and tends to vary with, balance sheet size, Advances demand, MPP purchase activity, and CO issuance levels.

The table below presents derivative instruments by hedged instrument as of June 30, 2008, and December 31, 2007:

Derivative Instruments by Hedged Instrument

Accrued Interest Excluded from the Fair Value

($ amounts in thousands)

	As of June 30, 2008		As of December 31, 2007
	Total Notional	Estimated Fair Value	Total Notional	Estimated Fair Value
Advances
Fair value hedges	$18,027,478	$(338,965)	$17,429,820	$(355,885)
Economic hedges	1,000	(1)	1,000	(2)

Total	18,028,478	(338,966)	17,430,820	(355,887)

Investments
Fair value hedges	1,120,000	(44,625)	—	—
Economic hedges	1,485	(35)	1,689	(37)

Total	1,121,485	(44,660)	1,689	(37)

MPP loans
Fair value hedges	—	—	—	—
Economic hedges	18,900	(23)	238,800	(232)
Economic (stand-alone delivery commitments)	23,470	(37)	40,204	103

Total	42,370	(60)	279,004	(129)

COs-Bonds
Fair value hedges	19,244,620	(10,834)	12,987,070	15,385
Economic hedges	25,000	777	100,000	400

Total	19,269,620	(10,057)	13,087,070	15,785

COs-Discount notes
Economic hedges	395,517	(402)	391,494	(65)

Total	395,517	(402)	391,494	(65)

Total notional and fair value	$38,857,470	$(394,145)	$31,190,077	$(340,333)

Total derivatives excluding accrued interest		$(394,145)		$(340,333)
Accrued interest, net		42,157		47,744
Cash collateral held by/(from) counterparty, net		(781)		(10,230)

Net derivative balance		$(352,769)		$(302,819)

Net derivative asset balance		$16,900		$1,926
Net derivative liability balance		(369,669)		(304,745)

Net derivative balance		$(352,769)		$(302,819)

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our President – Chief Executive Officer and our Senior Vice President, Chief Accounting Officer, has evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2008. Based upon their evaluation, they concluded that, as of June 30, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we submit and file under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Internal Controls over Financial Reporting

During the quarter ended June 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

Update to Risk Factor – Our Credit Rating Could be Lowered Which Could Adversely Impact Our Cost of Funds

As discussed in our 2007 Form 10-K, the Federal Home Loan Banks are required to maintain not less than an AA counterparty credit rating. On April 8, 2008, Moody’s announced that it had changed its outlook on subordinated debt issued by the Federal Home Loan Bank of Chicago (“Chicago FHLB”) to negative from stable. It is not anticipated that this change will have an impact on us or the other Federal Home Loan Banks as we are not jointly and severally liable on the subordinated debt issued by the Chicago FHLB. However, on April 10, 2008, S&P placed the Chicago FHLB on CreditWatch with negative implications as a result of (i) the termination of merger talks between the Chicago FHLB and the Federal Home Loan Bank of Dallas, and (ii) the resignation of the president of the Chicago FHLB. Further, S&P also placed four bond issues backed by letters of credit from the Chicago FHLB on CreditWatch with negative implications for the same reasons. So, while the Chicago FHLB remains in compliance with the AA credit rating requirement, these actions by the rating agencies indicate that they are evaluating the Chicago FHLB for possible further downgrade if the Chicago FHLB fails to show improvement in its financial, risk management and regulatory performance. It is not clear how further rating agency action might affect the ability of the Chicago FHLB to pay its share of COs, which might require additional payments from the remaining Federal Home Loan Banks, or whether such action might affect the overall price or availability of COs for all of the Federal Home Loan Banks.

In addition to the credit rating changes mentioned above, S&P changed the outlook for the Federal Home Loan Bank of Des Moines from negative to stable on April 9, 2008. On June 12, 2008, S&P changed the outlook for the Federal Home Loan Bank of Seattle from stable to positive.

Disclosure of Occurrence of Circumstances Beyond Our Control

We have previously disclosed as a risk factor the possibility that we could be adversely impacted by the failure of other parties with which we conduct business to adequately manage their risks. We have also disclosed that we primarily obtain SMI on our MPP portfolio from MGIC. By regulation, we are required to maintain SMI with an insurer rated not less than AA-. On April 8, 2008, S&P downgraded MGIC to A from AA-. On June 5, 2008, Fitch lowered MGIC’s credit rating to A+ with a watch negative. On July 10, 2008, Moody’s lowered MGIC’s credit rating to A1 with a negative outlook. While we continue to evaluate insurance choices, we are presently conducting all new business with Genworth, which is rated AA. In addition, we are currently evaluating the impact of the MGIC downgrade on the credit quality of the related mortgage pools. We are currently reviewing the options that may be available, including obtaining regulatory relief. Any of these options could increase our costs and adversely impact the profitability of our MPP portfolio.

Economic Downturns and Changes in Federal Monetary Policy Could Have an Adverse Effect on Our Business Operations or Earnings.

Business growth and earnings are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, money supply, fluctuations in both debt and equity capital markets, and the strength of the U.S. economy and the local economies in which we conduct business. During the second half of 2007, there were world-wide disruptions in the credit and mortgage markets and an overall downturn in the U.S. economy and the local economies in which we operate. Our district is comprised of the states of Indiana and Michigan, and economic data for Michigan have generally been unfavorable compared to national data, with both unemployment and foreclosure rates higher than national rates. As these conditions have worsened during the first six months of 2008, they may adversely impact our business. For example, weakening real estate prices and adverse trends in the mortgage markets have reduced the value of collateral securing Advances to our members. In addition, a prolonged economic downturn could result in deterioration in the financial condition of our members, which could cause them to become delinquent or default on their Advances. In combination, these circumstances could increase the possibility of under-collateralization of Advances and the risk of loss. Deterioration in the mortgage markets could also impact the value of our MBS or MPP portfolios, resulting in potential losses, declines in value or other-than-temporary impairment.

In the latter half of July 2008, the lack of investor confidence in Fannie Mae and Freddie Mac adversely affected their access to the capital markets. This market unrest also affected the Federal Home Loan Banks’ issuance of COs, which generally are grouped into the same GSE asset class as Fannie Mae and Freddie Mac. This period was characterized by significantly increased volatility in GSE debt pricing and funding. The cost of the Federal Home Loan Banks’ longer-term debt increased relative to LIBOR in the latter half of July 2008 as investors showed a preference for purchasing COs with short-term maturities as a result of the uncertainties surrounding the U.S. housing and mortgage markets. The increased volatility in GSE debt pricing and funding could have an adverse impact on our financial performance.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1*	Organization Certificate of the Federal Home Loan Bank of Indianapolis, incorporated by reference to our Registration Statement on Form 10 filed February 14, 2006

3.2*	Bylaws of the Federal Home Loan Bank of Indianapolis, incorporated by reference to our Registration Statement on Form 10 filed February 14, 2006

4*	Capital Plan of the Federal Home Loan Bank of Indianapolis, incorporated by reference to our Registration Statement on Form 10 filed February 14, 2006

10.1*	Federal Home Loan Bank of Indianapolis 2008 Executive Incentive Compensation Plan, incorporated by reference to our 2007 Form 10-K

10.2*	Federal Home Loan Bank of Indianapolis Supplemental Executive Thrift Plan (with trust), as amended, incorporated by reference to our Quarterly Report on Form 10-Q filed on November 13, 2007

10.3*	Federal Home Loan Bank of Indianapolis Supplemental Executive Retirement Plan (with trust), as amended, incorporated by reference to our Quarterly Report on Form 10-Q filed on November 13, 2007

10.4*	Directors’ Deferred Compensation Plan (with trust), as amended, incorporated by reference to our Quarterly Report on Form 10-Q filed on November 13, 2007

10.5*	Directors’ Fee Policy effective January 2008, incorporated by reference to our 2007 Form 10-K

10.6*	Form of Key Employee Severance Agreement for Executive Officers, incorporated by reference to our Current Report on Form 8-K, filed on November 20, 2007

10.7*	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2006

10.8	First Amendment of Federal Home Loan Bank of Indianapolis 2005 Supplemental Executive Retirement Plan, amended and restated generally effective as of January 1, 2008, as described in Current Report on Form 8-K filed on June 18, 2008

10.9	First Amendment of Federal Home Loan Bank of Indianapolis 2005 Supplemental Executive Thrift Plan, amended and restated generally effective as of January 1, 2008, as described in Current Report on Form 8-K filed on June 18, 2008

10.10	2008 Federal Home Loan Bank of Indianapolis Executive Incentive Compensation Plan, approved on January 24, 2008, as amended May 22, 2008, as described in Current Report on Form 8-K filed on June 18, 2008

10.11	Federal Home Loan Bank of Indianapolis 2008 Long Term Incentive Plan, effective as of January 1, 2008, as described in Current Report on Form 8-K filed on June 18, 2008

14.1*	Code of Conduct for Directors, Officers, Employees and Advisory Council Members, effective October 1, 2007, incorporated by reference to our Quarterly Report on From 10-Q filed November 13, 2007

31.1	Certification of the President – Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Senior Vice President – Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President – Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Senior Vice President –Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	These documents are incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2008.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

By:	/s/ MILTON J. MILLER II
Name:	Milton J. Miller II
Title:	President – Chief Executive Officer

By:	/s/ PAUL J. WEAVER
Name:	Paul J. Weaver
Title:	Senior Vice President – Chief Accounting Officer