Form 10-Q
period 2008-09-30
Federal Home Loan Bank of Indianapolis
filed 2008-11-10
CIK 1331754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of October 31, 2008
Class B Stock, par value $100	23,942,359

Federal Home Loan Bank of Indianapolis

Form 10-Q

As used in this Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “FHLBI,” and the “Bank” refer to the Federal Home Loan Bank of Indianapolis.

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

Federal Home Loan Bank of Indianapolis

Statements of Condition

($ and share amounts in thousands, except par value)	September 30, 2008 (Unaudited)	December 31, 2007 (Audited)
Assets
Cash and due from banks	$5,604	$7,255
Interest-bearing deposits, non-members	72	—
Federal funds sold, members and non-members	10,010,000	11,261,000
Available-for-sale securities, (a), non-members (Note 3)	1,615,018	—
Held-to-maturity securities (b), members and non-members (Note 4)	6,885,586	8,374,909
Advances to members (Note 5)	30,689,675	26,769,633
Mortgage loans held for portfolio, net (Note 6)	8,899,353	9,396,757
Accrued interest receivable	151,680	193,552
Premises, software, and equipment, net	9,122	9,578
Derivative assets (Note 7)	4,909	1,926
Other assets	40,057	40,142

Total assets	$58,311,076	$56,054,752

Liabilities and Capital
Deposits (Note 8)
Interest-bearing deposits	$1,136,826	$555,593
Non-interest-bearing deposits	3,068	1,279

Total deposits	1,139,894	556,872

Consolidated obligations, net (Note 9)
Discount notes	18,522,529	22,171,485
CO Bonds	35,104,851	30,253,735

Total consolidated obligations, net	53,627,380	52,425,220

Accrued interest payable	373,539	318,494
Affordable Housing Program	34,737	30,300
Payable to REFCORP	12,108	9,463
Derivative liabilities (Note 7)	398,363	304,745
Mandatorily redeemable capital stock (Note 10)	206,446	163,469
Other liabilities	96,086	47,257

Total liabilities	55,888,553	53,855,820

Commitments and contingencies (Notes 5,7,9,10, 13)
Capital (Note 10)
Capital stock-Class B-1 putable ($100 par value) issued and outstanding shares: 21,736 and 20,029, respectively	2,173,556	2,002,862
Capital stock-Class B-2 putable ($100 par value) issued and outstanding shares: 0.01 and 0.01, respectively	1	1

Total Capital stock putable ($100 par value) issued and outstanding shares: 21,736.01 and 20,029.01, respectively	2,173,557	2,002,863
Retained earnings	263,766	202,111
Accumulated other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities	(10,985)	—
Pension and postretirement benefits	(3,815)	(6,042)

Total accumulated other comprehensive income (loss)	(14,800)	(6,042)

Total capital	2,422,523	2,198,932

Total liabilities and capital	$58,311,076	$56,054,752

(a)	Amortized cost: $1,632,820 and $0 at September 30, 2008, and December 31, 2007, respectively.

(b)	Fair values: $6,487,591 and $8,289,227 at September 30, 2008, and December 31, 2007, respectively.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis

Statements of Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ amounts in thousands)	2008	2007	2008	2007
Interest Income
Advances to members	$226,653	$319,993	$747,676	$919,667
Prepayment fees on Advances, net	5	87	183	1,917
Interest-bearing deposits, non-members	4	—	156	1
Federal funds sold, members and non-members	64,447	126,817	241,721	339,458
Available-for-sale securities, non-members	10,970	—	16,047	—
Held-to-maturity securities, members and non-members	83,174	103,026	261,677	273,798
Mortgage loans held for portfolio	117,046	125,612	360,028	387,980
Loans to other Federal Home Loan Banks	29	77	64	92

Total interest income	502,328	675,612	1,627,552	1,922,913

Interest Expense
Discount notes	104,931	165,098	403,760	458,338
CO Bonds	320,862	447,283	991,729	1,277,064
Deposits	3,695	9,946	14,271	35,803
Securities sold under agreements to repurchase	2	—	5	—
Borrowings from other Federal Home Loan Banks	—	1	—	1
Mandatorily redeemable capital stock	2,614	1,844	7,689	5,367
Other borrowings	—	2	3	2

Total interest expense	432,104	624,174	1,417,457	1,776,575

Net Interest Income	70,224	51,438	210,095	146,338

Other Income (Loss)
Service fees	321	344	958	1,021
Net gains (losses) on derivatives and hedging activities	6,099	498	8,140	(2,185)
Other, net	464	364	1,093	1,082

Total other income (loss)	6,884	1,206	10,191	(82)

Other Expense
Compensation and benefits	6,879	6,056	19,092	20,669
Other operating expenses	2,910	2,220	7,442	6,666
Finance Agency/Finance Board	419	409	1,257	1,225
Office of Finance	371	329	1,210	1,119
Other	318	382	967	1,316

Total other expense	10,897	9,396	29,968	30,995

Income Before Assessments	66,211	43,248	190,318	115,261

Assessments
Affordable Housing Program	5,672	3,719	16,321	9,957
REFCORP	12,108	7,906	34,799	21,061

Total assessments	17,780	11,625	51,120	31,018

Net Income	$48,431	$31,623	$139,198	$84,243

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis

Statements of Capital

(Unaudited)

($ and share amounts in thousands)	Capital Stock Class B-1 Putable		Capital Stock Class B-2 Putable		Retained Earnings	Accumulated Other Comprehensive Income	Total Capital
	Shares	Par Value	Shares	Par Value
Balance, December 31, 2006 (audited)	17,935	$1,793,511	—	$1	$166,622	$(5,420)	$1,954,714
Proceeds from sale of capital stock	1,603	160,252					160,252
Net shares reclassified to mandatorily redeemable capital stock	(123)	(12,272)					(12,272)
Comprehensive income:
Net income					84,243		84,243
Other comprehensive income:
Net unrealized loss on available-for-sale securities
Pension and postretirement benefits						(914)	(914)

Total comprehensive income (loss)					84,243	(914)	83,329

Mandatorily redeemable capital stock distributions					(74)		(74)
Dividends on capital stock
Cash (4.67%)					(64,806)		(64,806)

Balance, September 30, 2007	19,415	$1,941,491	—	$1	$185,985	$(6,334)	$2,121,143

($ and share amounts in thousands)	Capital Stock Class B-1 Putable		Capital Stock Class B-2 Putable		Retained Earnings	Accumulated Other Comprehensive Income	Total Capital
	Shares	Par Value	Shares	Par Value
Balance, December 31, 2007 (audited)	20,029	$2,002,862	—	$1	$202,111	$(6,042)	$2,198,932
Proceeds from sale of capital stock	2,137	213,671					213,671
Net shares reclassified to mandatorily redeemable capital stock	(430)	(42,977)					(42,977)
Comprehensive income:
Net income					139,198		139,198
Other comprehensive income:
Net unrealized loss on available-for-sale securities						(10,985)	(10,985)
Pension and postretirement benefits						2,227	2,227

Total comprehensive income (loss)					139,198	(8,758)	130,440

Mandatorily redeemable capital stock distributions					(183)		(183)
Dividends on capital stock
Cash (5.09%)					(77,360)		(77,360)

Balance, September 30, 2008	21,736	$2,173,556	—	$1	$263,766	$(14,800)	$2,422,523

Federal Home Loan Bank of Indianapolis

Statements of Capital, continued

(Unaudited)

($ and share amounts in thousands)	Capital Stock Class B-1 Putable		Capital Stock Class B-2 Putable		Retained Earnings	Accumulated Other Comprehensive Income	Total Capital
	Shares	Par Value	Shares	Par Value
Balance, June 30, 2007	18,937	$1,893,712	—	$1	$175,468	$(6,501)	$2,062,680
Proceeds from sale of capital stock	481	48,064					48,064
Net shares reclassified to mandatorily redeemable capital stock	(3)	(285)					(285)
Comprehensive income:
Net income					31,623		31,623
Other comprehensive income:
Net unrealized loss on available-for-sale securities
Pension and postretirement benefits						167	167

Total comprehensive income (loss)					31,623	167	31,790

Mandatorily redeemable capital stock distributions					(2)		(2)
Dividends on capital stock
Cash (4.50%)					(21,104)		(21,104)

Balance, September 30, 2007	19,415	$1,941,491	—	$1	$185,985	$(6,334)	$2,121,143

($ and share amounts in thousands)	Capital Stock Class B-1 Putable		Capital Stock Class B-2 Putable		Retained Earnings	Accumulated Other Comprehensive Income	Total Capital
	Shares	Par Value	Shares	Par Value
Balance, June 30, 2008	21,283	$2,128,261	—	$1	$242,841	$(4,893)	$2,366,210
Proceeds from sale of capital stock	453	45,295					45,295
Net shares reclassified to mandatorily redeemable capital stock	—	—					—
Comprehensive income:
Net income					48,431		48,431
Other comprehensive income:
Net unrealized loss on available-for-sale securities						(9,991)	(9,991)
Pension and postretirement benefits						84	84

Total comprehensive income (loss)					48,431	(9,907)	38,524

Mandatorily redeemable capital stock distributions					—		—
Dividends on capital stock
Cash (5.25%)					(27,506)		(27,506)

Balance, September 30, 2008	21,736	$2,173,556	—	$1	$263,766	$(14,800)	$2,422,523

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
($ amounts in thousands)	2008	2007
Operating Activities
Net Income	$139,198	$84,243
Adjustments to reconcile Net income to net cash provided by operating activities
Depreciation and amortization
Net premiums and discounts on consolidated obligations	(56,049)	27,219
Net premiums and discounts on investments	(3,593)	(6,859)
Net premiums and discounts on mortgage loans	3,627	1,670
Concessions on CO bonds	11,903	4,931
Fees on derivatives, included as a component of derivative value	(10,096)	(3,955)
Net deferred gain on derivatives	(137)	(129)
Premises, software, and equipment	921	1,082
Other fees and amortization	1,298	1,831
Net realized gain on disposal of premises, software, and equipment	(5)	(1)
(Gain) loss due to change in net fair value adjustment on derivative and hedging activities	(108,540)	779
Net change in:
Accrued interest receivable	41,872	(20,804)
Net derivatives – net accrued interest	(13,541)	(58,184)
Other assets	4,251	8,498
Affordable Housing Program liability and discount on AHP Advances	4,437	1,489
Accrued interest payable	55,011	75,170
Payable to REFCORP	2,645	1,068
Other liabilities	(218)	(4,454)

Total adjustments	(66,214)	29,351

Net cash provided by operating activities	72,984	113,594

Investing Activities
Net change in:
Interest-bearing deposits, non-members	(72)	81
Federal funds sold, members and non-members	1,251,000	(2,981,000)
Premises, software, and equipment	(460)	(212)
Held-to-maturity securities:
Net (increase) decrease in short-term held-to-maturity securities, members and non-members	1,660,000	(2,083,000)
Proceeds from maturities of long-term held-to-maturity securities, members and non-members	1,344,596	756,591
Purchases of long-term held-to-maturity securities, members and non-members	(1,508,091)	(881,993)
Available-for-sale securities:
Purchases of available-for-sale securities, non-members	(1,580,398)	—
Advances to members:
Principal collected on Advances	43,621,400	68,812,121
Advances made	(47,551,265)	(70,530,624)
Mortgage loans held for portfolio:
Principal collected	888,710	861,846
Mortgage loans purchased	(396,693)	(363,832)
Proceeds from sales of foreclosed assets	19	—
Other Federal Home Loan Banks:
Principal collected on loans to other Federal Home Loan Banks	1,169,000	628,000
Loans to other Federal Home Loan Banks	(1,169,000)	(628,000)

Net cash used in investing activities	(2,271,254)	(6,410,022)

Federal Home Loan Bank of Indianapolis

Statements of Cash Flows, continued

(Unaudited)

	For the Nine Months Ended September 30,
($ amounts in thousands)	2008	2007
Financing Activities
Net change in:
Deposits	572,826	(250,593)
Net proceeds on derivative contracts with financing elements	181,866	—
Net proceeds from issuance of consolidated obligations
Discount notes	899,619,740	706,955,933
CO Bonds	24,663,315	11,507,067
Payments for maturing and retiring consolidated obligations
Discount notes	(903,214,336)	(701,487,866)
CO Bonds	(19,762,920)	(10,522,855)
Other Federal Home Loan Banks:
Borrowings from other Federal Home Loan Banks	5,000	5,000
Maturities of borrowings from other Federal Home Loan Banks	(5,000)	(5,000)
Proceeds from issuance of capital stock	213,671	160,252
Payments for redemption of mandatorily redeemable capital stock	(183)	(207)
Cash dividends paid	(77,360)	(64,806)

Net cash provided by financing activities	2,196,619	6,296,925

Net (decrease) increase in cash and cash equivalents	(1,651)	497
Cash and cash equivalents at beginning of the period	7,255	15,022

Cash and cash equivalents at end of the period	$5,604	$15,519

Supplemental Disclosures
Interest paid	$977,275	$1,224,019
Affordable Housing Program payments, net	11,884	8,468
REFCORP payments	32,154	19,993

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2008, and 2007 is Unaudited

Note 1 — Summary of Significant Accounting Policies and Basis of Presentation

The significant accounting policies and the financial condition and results of operations for the Federal Home Loan Bank of Indianapolis as of December 31, 2007, are contained in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 on March 24, 2008 (“2007 Form 10-K”). The accompanying unaudited financial statements as of and for the three and nine months ended September 30, 2008, should be read in conjunction with the 2007 Form 10-K. In our opinion, the accompanying financial statements contain all adjustments necessary (consisting of only normal recurring adjustments) for a fair statement of the results of operations and financial condition for the interim period ended September 30, 2008, and conform with accounting principles generally accepted in the United States of America (“GAAP”) as they apply to interim financial statements. The results of operations for the three and nine months ended September 30, 2008, are not necessarily indicative of the results to be expected for any subsequent period or entire year.

The preparation of financial statements requires us to make assumptions and estimates. These assumptions and estimates affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates.

We have included descriptions of significant accounting policies in Note 1 to the Financial Statements included in our 2007 Form 10-K. There have been no significant changes to these policies as of September 30, 2008, except as follows:

Cash Collateral. On April 30, 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”). As permitted under FSP FIN39-1, we offset the fair value amounts recognized for the right to reclaim cash collateral (held by the counterparty) or the obligation to return cash collateral (held from the counterparty) against the net derivative position with the same counterparty under a master netting arrangement. Under FSP FIN39-1, the receivable or payable related to cash collateral may not be offset if the amount recognized does not represent or approximate fair value or arises from instruments in a master netting arrangement that are not eligible to be offset. All cash collateral held has been offset against net derivative positions.

Certain reclassifications have been made in the prior-year financial statements to conform to current presentation as a result of our application of FSP FIN 39-1. Our adoption of FSP FIN 39-1 at January 1, 2008, had the following impact on the Statement of Condition as of December 31, 2007 ($ amounts in thousands):

Impact of FSP FIN 39-1 on Statement of Condition	As reported at December 31, 2007 (shown in our 2007 Form 10-K)	December 31, 2007 balances upon adoption of FSP FIN 39-1 (shown in this Form 10-Q)	Increase (Decrease)
Derivative assets	$3,625	$1,926	$(1,699)
Interest-bearing deposits (liabilities)	565,789	555,593	(10,196)
Accrued interest payable	318,528	318,494	(34)
Derivative liabilities	296,214	304,745	8,531

Certificates of Deposit and Bank Notes. Certificates of deposits (“CDs”) and bank notes provide short-term liquidity and are carried at cost. We invest in CDs and bank notes that meet the definition of a security under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). As such, during the third quarter of 2008, on a retrospective basis, we reclassified our investments in CDs and bank notes, previously reported as interest-bearing deposits, as held-to-maturity securities in the Statements of Condition, Income, and Cash Flows. These financial instruments have been classified as Held-to-maturity securities based on their short-term

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2008, and 2007 is Unaudited

nature and our history of holding them until maturity. This reclassification had no effect on Total assets, Net Interest Income, or Net Income. The CDs and bank notes that do not meet the definition of a security will continue to be classified as interest-bearing deposits in the financial statements.

Certain reclassifications have been made in the prior-year financial statements to conform to current presentation as a result of our reclassification of CDs and bank notes. Our reclassification of CDs and bank notes at September 30, 2008, had the following impact on the Statement of Condition as of December 31, 2007, and the Statement of Income for the three and nine months ended September 30, 2007 ($ amounts in thousands):

Impact of reclassification of CDs and bank notes on Statement of Condition	As reported at December 31, 2007 (shown in our 2007 Form 10-K)	December 31, 2007 balances upon reclassification of CDs (shown in this Form 10-Q)	Increase (Decrease)
Interest-bearing deposits (assets)	$1,660,000	$—	$(1,660,000)
Held-to-maturity securities, members and non-members	6,714,909	8,374,909	1,660,000

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
Impact of reclassification of CDs and bank notes on Interest Income in the Statements of Income	As reported in our Q3 2007 Form 10-Q	Upon reclass of CDs (shown in this Form 10-Q)	Increase (Decrease)	As reported in our Q3 2007 Form 10-Q	Upon reclass of CDs (shown in this Form 10-Q)	Increase (Decrease)
Interest-bearing deposits, members and non-members	$25,769	$—	$(25,769)	$48,972	$1	$(48,971)
Held-to-maturity securities, members and non-members	77,257	103,026	25,769	224,827	273,798	48,971

Note 2 — Recently Issued Accounting Standards and Interpretations

SFAS 157. On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). In defining fair value, SFAS 157 retains the exchange price notion in earlier definitions of fair value. However, the definition focuses on the price that would be received to sell an asset or paid to transfer a liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 applies whenever other accounting pronouncements require or permit fair value measurements. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 also establishes a fair value hierarchy that prioritizes the information used to develop assumptions used to determine the exit price. SFAS 157 establishes valuation techniques that are used to measure fair value. To increase consistency and comparability in fair value measurements and related disclosures, the fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

•	Level 1 - quoted prices in active markets for identical assets or liabilities,

•	Level 2 - directly or indirectly observable inputs other than quoted prices or quoted prices for similar assets, and

•	Level 3 - unobservable inputs.

SFAS 157 requires disclosures detailing (i) the extent to which companies measure assets and liabilities at fair value, (ii) the methods and assumptions used to measure fair value, and (iii) the effect of fair value measurements on earnings, as applicable. Our adoption of SFAS 157 effective January 1, 2008, did not have an impact on our Retained earnings balance.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2008, and 2007 is Unaudited

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

Issue E23. In January 2008, the FASB issued Statement 133 Implementation Issue No. E23, Issues Involving the Application of the Shortcut Method under Paragraph 68 (“Issue E23”). Issue E23 amends Statement 133 to explicitly permit use of the shortcut method for those hedging relationships in which (i) the interest rate swap has a nonzero fair value at the inception of the hedging relationship, attributable solely to differing prices within the bid-ask spread, and/or (ii) the hedged item has a trade date that differs from its settlement date because of generally established conventions in the marketplace in which the transaction to acquire or issue the hedged item is executed. Issue E23 is effective for hedging relationships designated on or after January 1, 2008. At adoption, pre-existing hedging relationships utilizing the shortcut method which did not meet the requirements of Issue E23 as of the inception of the hedging relationship were required to be dedesignated prospectively. The effect of applying hedge accounting prior to the effective date can not be reversed. A hedging relationship that does not qualify for the shortcut method based on Issue E23 could be redesignated without the application of the shortcut method if that hedging relationship meets the applicable requirements of Statement 133. Our adoption of Issue E23 did not have a material impact on our results of operations or financial condition.

SFAS 161. On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 (January 1, 2009, for us), with earlier adoption allowed. We are evaluating whether our adoption of SFAS 161 will have a material impact on our financial statement disclosures.

SFAS 162. On May 9, 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC’s approval of Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The SEC approved this amendment on September 16, 2008. Our adoption of SFAS 162 should not have a material impact on our results of operations and financial condition.

FSP SFAS 157-3. On October 10, 2008, the FASB issued FASB Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP FAS 157-3”).

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2008, and 2007 is Unaudited

This FSP clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Key existing principles of SFAS 157 illustrated in the example include:

•	A fair value measurement represents the price at which a transaction would occur between market participants at the measurement date.

•

In determining a financial asset’s fair value, use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are unavailable.

•	Broker or pricing service quotes may be an appropriate input when measuring fair value, but they are not necessarily determinative if an active market exists for the financial asset.

FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued (as of and for the three and nine months ended September 30, 2008, for us). While revisions resulting from a change in the valuation technique or its application are to be accounted for as a change in accounting estimate consistent with SFAS No. 154, Accounting Changes and Error Corrections, the related disclosure provisions for this change in accounting estimate would not be required. The implementation of this FSP did not impact our financial condition at September 30, 2008, or results of operations for the three or nine months ended September 30, 2008.

EITF Issue No. 08-5. On September 24, 2008, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF Issue No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement (“EITF 08-5”). The objective of EITF 08-5 is to determine the issuer’s unit of accounting for a liability that is issued with an inseparable third-party credit enhancement when it is recognized or disclosed at fair value on a recurring basis. EITF 08-5 should be applied prospectively and is effective in the first reporting period beginning on or after December 15, 2008 (January 1, 2009, for us). Our adoption of EITF 08-5 should not have a material impact on our results of operations and financial condition.

FSP FAS 133-1 and FIN 45-4. On September 12, 2008, the FASB issued FASB Staff Position FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP FAS 133-1 and FIN 45-4”). FSP FAS 133-1 and FIN 45-4 amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (“FIN 45”) to improve disclosures about credit derivatives and guarantees and clarify the effective date of SFAS 161. FSP FAS 133-1 and FIN 45-4 also amends SFAS 133 to require entities to disclose sufficient information to allow users to assess the potential effect of credit derivatives, including their nature, maximum payment, fair value, and recourse provisions. Additionally, FSP FAS 133-1 and FIN 45-4 amends FIN 45 to require a disclosure about the current status of the payment/performance risk of a guarantee, which could be indicated by external credit ratings or categories by which we measure risk. While we do not currently enter into credit derivatives, we do have guarantees – our joint and several liability on Consolidated obligations and letters of credit. The provisions of FSP FAS 133-1 and FIN 45-4 that amend SFAS 133 and FIN 45 are effective for fiscal years and interim periods ending after November 15, 2008 (December 31, 2008, for us). Additionally, FSP FAS 133-1 and FIN 45-4 clarifies that the disclosures required by SFAS 161 should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008 (January 1, 2009, for us). We have determined that the adoption of FSP FAS 133-1 and FIN 45-4 will result in increased financial statement disclosures.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2008, and 2007 is Unaudited

Note 3 — Available-for-Sale Securities

Major Security Types. Available-for-sale (“AFS”) securities (AAA-rated agency debentures) purchased from non-member counterparties as of September 30, 2008, were as follows ($ amounts in thousands):

	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government Sponsored Enterprises (“GSEs”)	$1,632,820	$5,250	$(23,052)	$1,615,018

Total	$1,632,820	$5,250	$(23,052)	$1,615,018

There were no AFS securities outstanding as of December 31, 2007.

Impairment Analysis on Available-for-Sale Securities. The following table summarizes the AFS securities with unrealized losses as of September 30, 2008. The unrealized losses aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position, were as follows ($ amounts in thousands):

	Less than 12 months		12 months or more		Total
September 30, 2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
GSEs	$958,655	$(23,052)	$—	$—	$958,655	$(23,052)

Total temporarily impaired	$958,655	$(23,052)	$—	$—	$958,655	$(23,052)

As of September 30, 2008, we had six AFS securities in an unrealized loss position, of which none have been in an unrealized position for greater than six months.

We evaluate our individual available-for-sale investment securities holdings for other-than-temporary impairment on at least a quarterly basis. As part of this process, we consider our ability and intent to hold each security for a sufficient time to allow for any anticipated recovery of unrealized losses. To determine which individual securities are at risk for other-than-temporary impairment, we consider various characteristics of each security including, but not limited to, the following: the credit rating and related outlook or status; the creditworthiness of the issuers of the agency debt securities; the strength of the government-sponsored enterprises’ guarantees of the holdings of agency mortgage-backed securities; and the duration and level of the unrealized loss. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment. As a result of this security-level review, we identify individual securities believed to be at risk for other-than-temporary impairment, which are evaluated further by analyzing the performance of the security. Securities with weaker performance measures are evaluated by estimating projected cash flows based on the structure of the security and certain assumptions, such as default rates and loss severity, to determine whether we expect to receive the contractual cash flows to which we are entitled. As a result of these evaluations and our ability and intent to hold such securities through the recovery of the unrealized losses, we believe that it is probable that we will be able to collect all amounts when due according to the contractual terms of the individual securities and do not consider our investments to be other-than-temporarily impaired at September 30, 2008.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2008, and 2007 is Unaudited

Redemption Terms. The amortized cost and estimated fair value of AFS securities by contractual maturity at September 30, 2008, and December 31, 2007, were as follows ($ amounts in thousands):

	September 30, 2008		December 31, 2007
Year of Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	1,632,820	1,615,018	—	—

Total	$1,632,820	$1,615,018	$—	$—

Interest Rate Payment Terms. All of the AFS securities pay a fixed rate of interest.

Gains and Losses. There were no sales of AFS securities during the three and nine months ended September 30, 2008, and 2007.

Note 4 — Held-to-Maturity Securities

Major Security Types. Held-to-maturity securities purchased from non-member counterparties and members and their affiliates as of September 30, 2008, were as follows ($ amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
CDs and bank notes	$—	$—	$—	$—
State or local housing agency obligations	1,320	18	—	1,338
MBS and ABS:
U.S. agency obligations – guaranteed	13,598	52	—	13,650
GSEs	2,113,152	2,517	(29,199)	2,086,470
Other (1)	4,757,516	12	(371,395)	4,386,133

Total	$6,885,586	$2,599	$(400,594)	$6,487,591

(1)	Included in Other Mortgage Backed Securities (“MBS”) and Asset Backed Securities (“ABS”) are securities issued by affiliates of members.

MBS issued by affiliates of members as of September 30, 2008, were as follows ($ amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Mortgage Securities	$121,499	$—	$(5,069)	$116,430

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2008, and 2007 is Unaudited

Held-to-maturity securities purchased from non-member counterparties and members and their affiliates as of December 31, 2007, were as follows ($ amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
CDs and bank notes	$1,660,000	$913	$—	$1,660,913
State or local housing agency obligations	3,720	34	—	3,754
MBS and ABS:
U.S. agency obligations – guaranteed	23,671	28	(33)	23,666
GSEs	848,526	1,902	(17,110)	833,318
Other (1)	5,838,992	13,539	(84,955)	5,767,576

Total	$8,374,909	$16,416	$(102,098)	$8,289,227

(1)	Included in Other MBS and ABS are securities issued by affiliates of members.

MBS issued by affiliates of members as of December 31, 2007, were as follows ($ amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Mortgage Securities	$138,361	$818	$(1,714)	$137,465

Impairment Analysis on Held-to-Maturity Securities. The following tables summarize the held-to-maturity securities with unrealized losses as of September 30, 2008, and December 31, 2007. The unrealized losses aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position, were as follows ($ amounts in thousands, except as noted below):

	Less than 12 months		12 months or more		Total
September 30, 2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS and ABS
U.S. agency obligations – guaranteed	$—	$—	$—	$—	$—	$—
GSEs	1,415,648	(15,715)	317,012	(13,484)	1,732,660	(29,199)
Other (1)	3,170,015	(239,721)	1,179,362	(131,674)	4,349,377	(371,395)

Total temporarily impaired	$4,585,663	$(255,436)	$1,496,374	$(145,158)	$6,082,037	$(400,594)

(1)	Included in the column for Unrealized Losses Less than 12 months are three securities we purchased from Bank of America Mortgage Securities, an affiliate of a member, with an amortized cost of $73.9 million and a market value of $71.0 million. Included in the column for Unrealized Losses 12 months or more is a security we purchased from Bank of America Mortgage Securities with an amortized cost of $47.6 million and a market value of $45.4 million.

	Less than 12 months		12 months or more		Total
December 31, 2007	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS and ABS
U.S. agency obligations – guaranteed	$—	$—	$20,724	$(33)	$20,724	$(33)
GSEs	—	—	603,326	(17,110)	603,326	(17,110)
Other (1)	553,179	(3,808)	3,143,443	(81,147)	3,696,622	(84,955)

Total temporarily impaired	$553,179	$(3,808)	$3,767,493	$(98,290)	$4,320,672	$(102,098)

(1)	Included in the column for Unrealized Losses 12 months or more were two securities we purchased from Bank of America Mortgage Securities, an affiliate of a member, with an amortized cost of $76.1 million and a market value of $74.4 million.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2008, and 2007 is Unaudited

As of September 30, 2008, the unrealized losses on our held-to-maturity securities totaled $400,594,000, which represented 5.8% of the amortized cost of all held-to-maturity securities at that date as compared to $102,098,000 and 1.2%, respectively, as of December 31, 2007.

At September 30, 2008, and December 31, 2007, the unrealized losses on securities that were temporarily impaired for 12 months or more were 2.1% and 1.2% of the amortized cost basis of all held-to-maturity securities at that respective date.

We evaluate our individual held-to-maturity investment securities holdings for other-than-temporary impairment on at least a quarterly basis. As part of this process, we consider our ability and intent to hold each security for a sufficient time to allow for any anticipated recovery of unrealized losses. To determine which individual securities are at risk for other-than-temporary impairment, we consider various characteristics of each security including, but not limited to, the following: the credit rating and related outlook or status; the creditworthiness of the issuers of the agency debt securities; the strength of the government-sponsored enterprises’ guarantees of the holdings of agency mortgage-backed securities; and the duration and level of the unrealized loss. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment. As a result of this security-level review, we identify individual securities believed to be at risk for other-than-temporary impairment, which are evaluated further by analyzing the performance of the security. Securities with weaker performance measures are evaluated by estimating projected cash flows based on the structure of the security and certain assumptions, such as default rates and loss severity, to determine whether we expect to receive the contractual cash flows to which we are entitled. As a result of these evaluations and our ability and intent to hold such securities through the recovery of the unrealized losses, which may be maturity, we believe that it is probable that we will be able to collect all amounts when due according to the contractual terms of the individual securities and do not consider our investments to be other-than-temporarily impaired at September 30, 2008.

Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at September 30, 2008, and December 31, 2007, are shown below ($ amounts in thousands). Expected maturities of some securities and MBS and ABS may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	September 30, 2008		December 31, 2007
Year of Maturity	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$438	$435	$1,661,782	$1,660,860
Due after one year through five years	—	—	—	—
Due after five years through ten years	—	—	—	—
Due after 10 years	900	885	2,885	2,860
MBS and ABS	6,486,253	6,884,266	6,624,560	6,711,189

Total	$6,487,591	$6,885,586	$8,289,227	$8,374,909

The amortized cost of our MBS and ABS classified as held-to-maturity includes net discounts of $33,006,000 and $34,034,000 at September 30, 2008, and December 31, 2007, respectively.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2008, and 2007 is Unaudited

Interest Rate Payment Terms. The following table details interest rate payment terms for investment securities classified as held-to-maturity at September 30, 2008, and December 31, 2007 ($ amounts in thousands):

	September 30, 2008	December 31, 2007
Amortized cost of held-to-maturity CDs and bank notes
Fixed rate	$—	$1,660,000
Amortized cost of held-to-maturity state or local housing agency securities
Fixed rate	1,320	3,720
Amortized cost of held-to-maturity MBS and ABS
Pass-through securities
Fixed rate	—	517
Variable rate	2,443	2,914
Collateralized mortgage obligations
Fixed rate	6,852,253	6,674,853
Variable rate	29,570	32,905

Total	$6,885,586	$8,374,909

Note 5 — Advances to Members

Redemption Terms. At September 30, 2008, and December 31, 2007, we had Advances to members (“Advances”) outstanding, including Affordable Housing Program (“AHP”) Advances, at interest rates ranging from 1.01% to 8.34%, and 2.37% to 8.34%, respectively, as summarized below ($ amounts in thousands):

	September 30, 2008		December 31, 2007
Year of Contractual Maturity	Amount	WAIR(1) %	Amount	WAIR(1) %
Overdrawn demand and overnight deposit accounts	$5,386	4.00	$4,842	5.75
Due in 1 year or less	8,783,946	3.20	8,718,260	4.21
Due after 1 year through 2 years	4,756,944	4.47	3,224,175	4.62
Due after 2 years through 3 years	3,920,691	4.56	3,954,541	4.93
Due after 3 years through 4 years	3,584,491	4.32	1,994,265	5.00
Due after 4 years through 5 years	2,842,302	3.91	3,600,640	4.38
Thereafter	6,436,762	3.99	4,903,736	4.99
Index amortizing Advances	135	7.47	333	7.27

Total par value	30,330,657	3.94	26,400,792	4.60
Unamortized discount on AHP Advances	(216)		(251)
Unamortized discount on Advances	(382)		(461)
SFAS 133 hedging adjustments	352,145		360,875
Other adjustments (2)	7,471		8,678

Total	$30,689,675		$26,769,633

(1)	Weighted Average Interest Rate

(2)	Other adjustments include deferred prepayment fees being recognized through the payment on the new Advance.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2008, and 2007 is Unaudited

The following table summarizes Advances at September 30, 2008, and December 31, 2007, by the earlier of the year of contractual maturity or next call date ($ amounts in thousands):

Year of Contractual Maturity or Next Call Date	September 30, 2008	December 31, 2007
Overdrawn demand and overnight deposit accounts	$5,386	$4,842
Due in 1 year or less	14,683,592	8,718,260
Due after 1 year through 2 years	5,238,104	3,224,175
Due after 2 years through 3 years	2,932,381	3,954,541
Due after 3 years through 4 years	2,037,291	1,994,265
Due after 4 years through 5 years	1,942,251	3,600,640
Thereafter	3,491,517	4,903,736
Index amortizing Advances	135	333

Total par value	$30,330,657	$26,400,792

The following table summarizes Advances at September 30, 2008, and December 31, 2007, by the earlier of the year of contractual maturity or next put date ($ amounts in thousands):

Year of Contractual Maturity or Next Put Date	September 30, 2008	December 31, 2007
Overdrawn demand and overnight deposit accounts	$5,386	$4,842
Due in 1 year or less	13,477,446	12,646,310
Due after 1 year through 2 years	4,739,394	3,659,675
Due after 2 years through 3 years	3,210,941	2,976,691
Due after 3 years through 4 years	1,421,291	1,829,765
Due after 4 years through 5 years	1,711,301	1,035,440
Thereafter	5,764,763	4,247,736
Index amortizing Advances	135	333

Total par value	$30,330,657	$26,400,792

Interest Rate Payment Terms. The following table details interest rate payment terms for Advances at September 30, 2008, and December 31, 2007 ($ amounts in thousands):

Par value of Advances	September 30, 2008	December 31, 2007
Fixed rate	$25,412,360	$23,431,872
Variable rate	4,918,297	2,968,920

Total par value	$30,330,657	$26,400,792

Advance Concentrations. The following table presents members holding 10% or more of our total par value of Advances as of September 30, 2008, and December 31, 2007 ($ amounts in thousands):

	September 30, 2008		December 31, 2007
Name	Advances Outstanding	Percent of Total	Advances Outstanding	Percent of Total
Flagstar Bank, FSB	$5,438,000	17.9%	$6,301,000	23.9%
LaSalle Bank Midwest NA	5,000,165	16.5%	4,300,168	16.3%
Total Advances, par value	$30,330,657	100.0%	$26,400,792	100.0%

Note 6 — Mortgage Loans Held for Portfolio

The Mortgage Purchase Program (“MPP”) involves the investment in mortgage loans that are purchased directly from our participating members. The total loans represent held-for-portfolio loans under the MPP

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2008, and 2007 is Unaudited

whereby our members originate or acquire certain home mortgage loans that are then sold to us. See Note 14 for detailed information on transactions with shareholders. The following table presents information as of September 30, 2008, and December 31, 2007, on Mortgage loans held for portfolio, net ($ amounts in thousands):

Real Estate Mortgages	September 30, 2008	December 31, 2007
Fixed-rate medium-term(1) single-family mortgages	$1,302,243	$1,407,128
Fixed-rate long-term(2) single-family mortgages	7,571,009	7,959,694

Total mortgage loans held for portfolio, par value	8,873,252	9,366,822
Unamortized premiums.	52,123	56,025
Unamortized discounts	(42,922)	(46,831)
SFAS 133 hedging adjustments	16,900	20,741

Mortgage loans held for portfolio, net	$8,899,353	$9,396,757

(1)	Medium-term is defined as an original term of 15 years or less.

(2)	Long-term is defined as an original term greater than 15 years.

The following table details the Total mortgage loans held for portfolio, par value outstanding at September 30, 2008, and December 31, 2007 ($ amounts in thousands):

	September 30, 2008	December 31, 2007
FHA loans	$720,014	$800,169
Conventional loans	8,153,238	8,566,653

Total mortgage loans held for portfolio, par value	$8,873,252	$9,366,822

The allowance for credit losses was $0 at September 30, 2008, and December 31, 2007. The provision for credit losses was $0 for the three and nine months ended September 30, 2008, and 2007.

The following table presents changes in the lender risk account (“LRA”) for the nine months ended September 30, 2008, and for the year ended December 31, 2007 ($ amounts in thousands):

	September 30, 2008	December 31, 2007
Balance of LRA at beginning of period	$21,090	$17,999
Collected through periodic interest payments	4,560	6,444
Disbursed for mortgage loan losses	(1,681)	(514)
Returned to the members	(2,513)	(2,839)

Balance of LRA at end of period	$21,456	$21,090

Federal Housing Finance Agency (“Finance Agency”) credit risk-sharing regulations require us to use supplemental mortgage insurance (“SMI”) providers that are rated at least AA-. In accordance with the regulation, we use a model to reevaluate the mortgage pools when there is evidence of credit quality declines in the underwriting mortgage pools. Based on the rating downgrade of the Mortgage Guaranty Insurance Company (“MGIC”) and the overall deterioration in the housing market, we performed a comprehensive analysis of all mortgage pools during the third quarter of 2008. This credit quality review was not limited to the downgrade of the SMI providers, but included factors such as home price changes. As a result of this analysis, we are currently holding an additional $4,694,000 of risk-based capital allocated to MPP.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2008, and 2007 is Unaudited

The following table presents the concentration of SMI insurance on our conventional loans and the related credit ratings of our SMI providers at September 30, 2008:

	% of portfolio	S&P Credit rating	Moody’s Credit rating	Fitch Credit rating
MGIC	86%	A Outlook negative	A1	A+ Watch negative
Genworth Residential Mortgage Insurance Corporation of North Carolina (“Genworth”)	14%	AA- Outlook negative	Aa3 Watch negative	AA Watch negative

Total	100%

While we continue to evaluate insurance choices, we are presently conducting all new business with Genworth. We have evaluated the impact of the ratings downgrade of MGIC in April 2008 on the credit quality of the related mortgage pools and concluded that it has not had a material impact on the overall quality of our mortgage portfolio. We are in discussions with the Finance Agency to determine the appropriate resolution to this issue.

Note 7 — Derivatives and Hedging Activities

Net gains (losses) on derivatives and hedging activities recorded in Other Income for the three and nine months ended September 30, 2008, and 2007, were as follows ($ amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Net Gains (Losses) on Derivatives and Hedging Activities	2008	2007	2008	2007
Gains (losses) related to fair value hedge ineffectiveness	$9,529	$(379)	$11,260	$(2,195)
Gains (losses) on economic hedges	(3,430)	877	(3,120)	10

Net gains (losses) on derivatives and hedging activities	$6,099	$498	$8,140	$(2,185)

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding at September 30, 2008, and December 31, 2007 ($ amounts in thousands):

	September 30, 2008		December 31, 2007
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Interest rate swaps
Fair value hedges	$38,128,954	$(453,228)	$30,416,890	$(340,500)
Economic hedges	1,821,117	(2,587)	494,183	296
Interest rate swaptions
Economic hedges	—	—	200,000	—
Interest rate futures/forwards
Economic hedges	35,200	216	38,800	(232)
Mortgage delivery commitments
Economic hedges	34,701	(327)	40,204	103

Total	$40,019,972	$(455,926)	$31,190,077	$(340,333)

Total derivatives excluding accrued interest		$(455,926)		$(340,333)
Accrued interest		62,472		47,744
Cash collateral held by (from) counterparty		—		(10,230)

Net derivative balances		$(393,454)		$(302,819)

Net derivative asset balances		$4,909		$1,926
Net derivative liability balances		(398,363)		(304,745)

Net derivative balances		$(393,454)		$(302,819)

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2008, and 2007 is Unaudited

Note 8 — Deposits

The following table details the average interest rates paid on average interest-bearing deposits during the three and nine months ended September 30, 2008, and 2007.

	2008	2007
Three months ended September 30	1.73%	4.89%
Nine months ended September 30	2.16%	5.04%

The following table details Deposits as of September 30, 2008, and December 31, 2007 ($ amounts in thousands):

	September 30, 2008	December 31, 2007
Interest-bearing:
Demand and overnight	$1,076,804	$555,575
Other deposits	60,022	18

Total interest-bearing deposits	1,136,826	555,593

Non-interest-bearing:
Pass-through deposit reserves	3,068	1,279

Total non-interest-bearing deposits	3,068	1,279

Total Deposits	$1,139,894	$556,872

Note 9 — Consolidated Obligations

Redemption Terms. The following is a summary of our participation in Consolidated obligation (“CO”) Bonds outstanding at September 30, 2008, and December 31, 2007, by year of contractual maturity ($ amounts in thousands):

	September 30, 2008		December 31, 2007
Year of Contractual Maturity	Amount	WAIR %	Amount	WAIR %
Due in 1 year or less	$11,418,600	3.08	$7,298,070	4.29
Due after 1 year through 2 years	4,986,450	3.92	4,994,880	4.65
Due after 2 years through 3 years	4,605,150	3.90	4,284,220	4.66
Due after 3 years through 4 years	2,582,200	4.40	1,900,950	4.98
Due after 4 years through 5 years	3,784,000	4.48	3,299,250	5.08
Thereafter	7,757,100	5.13	8,453,650	5.35

Total par value	35,133,500	4.01	30,231,020	4.83
Unamortized bond premiums	35,254		33,014
Unamortized bond discounts	(29,404)		(32,898)
SFAS 133 hedging adjustments	(34,499)		22,599

Total	$35,104,851		$30,253,735

Interest Rate Payment Terms. The following table details CO Bonds by interest rate payment type at September 30, 2008, and December 31, 2007 ($ amounts in thousands):

Par value of CO Bonds	September 30, 2008	December 31, 2007
Fixed rate	$34,058,500	$28,182,940
Step-up	925,000	1,703,080
Simple variable rate	100,000	155,000
Fixed that converts to variable	—	140,000
Variable that converts to fixed	50,000	50,000

Total par value	$35,133,500	$30,231,020

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2008, and 2007 is Unaudited

Our outstanding CO Bonds at September 30, 2008, and December 31, 2007, include ($ amounts in thousands):

Par value of CO Bonds	September 30, 2008	December 31, 2007
Non-callable	$19,073,500	$11,810,570
Callable	16,060,000	18,420,450

Total par value	$35,133,500	$30,231,020

The following table summarizes CO Bonds outstanding at September 30, 2008, and December 31, 2007, by year of contractual maturity or next call date ($ amounts in thousands):

Year of Contractual Maturity or Next Call Date	September 30, 2008	December 31, 2007
Due in 1 year or less	$25,586,600	$21,744,520
Due after 1 year through 2 years	3,633,450	2,813,800
Due after 2 years through 3 years	1,792,150	1,884,850
Due after 3 years through 4 years	757,200	457,950
Due after 4 years through 5 years	677,000	745,250
Thereafter	2,687,100	2,584,650

Total par value	$35,133,500	$30,231,020

Discount Notes. Our participation in Discount notes, all of which are due within one year, was as follows ($ amounts in thousands):

	September 30, 2008	December 31, 2007
Book Value	$18,522,529	$22,171,485
Par Value	18,583,761	22,262,035
WAIR	1.82%	4.20%

Note 10 — Capital

We are subject to three capital requirements under our Capital Plan and Finance Agency regulations. First, we must maintain at all times permanent capital in an amount at least equal to the sum of our credit risk capital requirement, our market risk capital requirement, and our operations risk capital requirement, calculated in accordance with the rules and regulations of the Finance Agency. Only “permanent capital,” defined as Retained earnings and Class B Stock (including Mandatorily redeemable capital stock), satisfies the risk-based capital requirement. The Finance Agency may require us to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined. In addition, we are required to maintain at all times at least a 4% total capital-to-asset ratio and at least a 5% leverage ratio, defined as the sum of permanent capital weighted 1.5 times, and non-permanent capital weighted 1.0 times, divided by Total assets. We were in compliance with the aforementioned capital rules and requirements during the reporting periods. The following table shows our compliance with the Finance Agency’s capital requirements at September 30, 2008, and December 31, 2007 ($ amounts in thousands):

	September 30, 2008		December 31, 2007
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$503,410	$2,643,769	$439,867	$2,368,443
Total capital-to-asset ratio	4.00%	4.53%	4.00%	4.23%
Total capital	$2,332,443	$2,643,769	$2,242,190	$2,368,443
Leverage ratio	5.00%	6.80%	5.00%	6.34%
Leverage capital	$2,915,554	$3,965,654	$2,802,738	$3,552,664

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2008, and 2007 is Unaudited

The following table provides the number of former members and the related dollar amounts for activities recorded in Mandatorily redeemable capital stock during the nine months ended September 30, 2008 ($ amounts in thousands):

	Number of Former Members	Amount
Beginning of period	16	$163,469
Due to mergers and acquisitions	4	42,977
Due to withdrawals	—	—
Redemptions/repurchases during the period	—	(183)
Accrued dividends classified as mandatorily redeemable	—	183

End of period	20	$206,446

The following table shows the amount of excess and other stock subject to a redemption request by year of redemption at September 30, 2008, and December 31, 2007 ($ amounts in thousands):

Non-contractual Year of Redemption – Excess and Other Stock	September 30, 2008	December 31, 2007
Due in 1 year or less	$5,000	$—
Due after 1 year through 2 years	—	5,000
Due after 2 years through 3 years	24,375	—
Due after 3 years through 4 years	5,451	40,088
Due after 4 years through 5 years	4,900	11,150

Total	$39,726	$56,238

The following table shows the amount of Mandatorily redeemable capital stock by year of redemption at September 30, 2008, and December 31, 2007 ($ amounts in thousands):

Contractual Year of Redemption – Mandatorily Redeemable Capital Stock	September 30, 2008	December 31, 2007
Due in 1 year or less	$8,384	$4,643
Due after 1 year through 2 years	3,329	3,748
Due after 2 years through 3 years	93,434	3,883
Due after 3 years through 4 years	58,322	138,923
Due after 4 years through 5 years	42,977	12,272

Total	$206,446	$163,469

Capital Concentrations. The following table presents shareholder holdings of 10% or more of our total par value of capital stock including Mandatorily redeemable capital stock outstanding as of September 30, 2008, and December 31, 2007 ($ amounts in thousands):

	September 30, 2008		December 31, 2007
Name	Capital Stock Outstanding	Percent of Total	Capital Stock Outstanding	Percent of Total
Flagstar Bank, FSB	$373,443	15.7%	$348,944	16.1%
LaSalle Bank Midwest NA	334,110	14.0%	334,110	15.4%
Total capital stock	$2,380,003	100.0%	$2,166,332	100.0%

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2008, and 2007 is Unaudited

Note 11 — Segment Information

We have identified two primary operating segments based on our method of internal reporting:

•

Traditional Funding, Investments and Deposit Products (“Traditional”), which includes credit services (such as Advances, letters of credit, and lines of credit), investments (including agency debentures, MBS and ABS), and deposits; and

•	MPP, which consists of mortgage loans purchased from our members.

The products and services presented reflect the manner in which we evaluate financial information. Traditional includes the effects of premium and discount amortization, the impact of net interest settlements related to interest rate exchange agreements, interest income on Advances, investments (including AFS and MBS), and the borrowing costs related to those assets. Traditional also includes the costs related to holding deposit products for members and other miscellaneous borrowings as well as all other miscellaneous income and expense not associated with the MPP. MPP income is derived primarily from the difference, or spread, between the interest income earned on mortgage loans, including the direct effects of premium and discount amortization in accordance with SFAS 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (“SFAS 91”), and the borrowing cost related to those loans.

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

We have not symmetrically allocated assets to each segment based upon financial results as it is impracticable to measure the performance of our segments from a total assets perspective. As a result, there is asymmetrical information presented in the tables below including, among other items, the allocation of depreciation without an allocation of the depreciable assets, the SFAS 133 earnings adjustments with no corresponding allocation to derivative assets, if any, and the recording of interest income with no allocation to accrued interest receivable. Total assets reported for MPP include only the mortgage loans outstanding, net of premiums, discounts and SFAS 133 basis adjustments. Total assets reported for Traditional include all of our other assets.

The following tables set forth our financial performance by operating segment for the three and nine months ended September 30, 2008, and 2007 ($ amounts in thousands):

	For the Three Months Ended September 30, 2008			For the Nine Months Ended September 30, 2008
September 30, 2008	Traditional	MPP	Total	Traditional	MPP	Total
Net Interest Income	$50,570	$19,654	$70,224	$156,222	$53,873	$210,095
Other income (loss)	7,482	(598)	6,884	11,844	(1,653)	10,191
Other expenses	10,214	683	10,897	28,137	1,831	29,968

Income Before Assessments	47,838	18,373	66,211	139,929	50,389	190,318

AHP	4,172	1,500	5,672	12,207	4,114	16,321
REFCORP	8,733	3,375	12,108	25,544	9,255	34,799

Total assessments	12,905	4,875	17,780	37,751	13,369	51,120

Net Income	$34,933	$13,498	$48,431	$102,178	$37,020	$139,198

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2008, and 2007 is Unaudited

	For the Three Months Ended September 30, 2007			For the Nine Months Ended September 30, 2007
September 30, 2007	Traditional	MPP	Total	Traditional	MPP	Total
Net Interest Income	$42,066	$9,372	$51,438	$113,460	$32,878	$146,338
Other income (loss)	1,342	(136)	1,206	168	(250)	(82)
Other expenses	8,646	750	9,396	28,711	2,284	30,995

Income Before Assessments	34,762	8,486	43,248	84,917	30,344	115,261

AHP	3,026	693	3,719	7,480	2,477	9,957
REFCORP	6,348	1,558	7,906	15,488	5,573	21,061

Total assessments	9,374	2,251	11,625	22,968	8,050	31,018

Net Income	$25,388	$6,235	$31,623	$61,949	$22,294	$84,243

The following table sets forth the asset balances by segment as of September 30, 2008 and December 31, 2007 ($ amounts in thousands):

Asset Balances	September 30, 2008	December 31, 2007
Traditional	$49,411,723	$46,657,995
MPP	8,899,353	9,396,757

Total	$58,311,076	$56,054,752

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

We record AFS securities, Rabbi trust assets, and derivative assets and liabilities at fair value on our Statement of Condition. Fair value is a market-based measurement and defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. In general, the transaction price will equal the exit price and, therefore, represent the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, each reporting entity is required to consider factors specific to the asset or liability, the principal or most advantageous market for the assets or liability, and market participants with whom the entity would transact in that market.

SFAS 157 establishes a fair value hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The inputs are evaluated and an overall level for the measurement is determined. This overall level is an indication of how market observable the fair value measurement is and defines the level of disclosure. SFAS 157 clarifies fair value in terms of the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal (or most advantageous) market for the asset or liability at the measurement date (an exit price). In order to determine the fair value or the exit price, entities must determine the unit of account, highest and best use, principal market, and market participants. These determinations allow the reporting entity to define the inputs for fair value and level of hierarchy. FSP FAS 157-3 was issued on October 10, 2008 (effective immediately including prior periods for which financial statements have not been issued), to clarify the application of SFAS 157 in a market that is not active. The implementation of this FSP did not impact our financial condition at September 30, 2008, or our results of operations for the three or nine months ended September 30, 2008.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2008, and 2007 is Unaudited

Outlined below is the application of the fair value hierarchy established by SFAS 157 to our financial assets and financial liabilities that are carried at fair value.

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. We carry Rabbi trust assets (mutual funds) at Level 1 fair value. These assets were established to fund non-qualified benefit plans.

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. We carry AFS securities, Derivative assets and Derivative liabilities at Level 2 fair value.

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity or by the entity’s own assumptions. We do not have any assets or liabilities carried at Level 3 fair value.

We utilize valuation techniques that, to the extent possible, use observable inputs in our valuation models. Described below are our fair value measurement methodologies for assets and liabilities carried at fair value:

•	Available-for-sale securities – The estimated fair values are based on a composite of executable prices from participating dealers. During 2007, we held no AFS securities.

•	Rabbi trust assets – The estimated fair values are based on quoted market prices (unadjusted) for identical assets in active markets.

•

Derivative assets and Derivative liabilities – The estimated fair values are based on the U.S. dollar swap curve, swaption values, or Fannie Mae to-be-announced (“TBA”) values. The valuation technique is consistent with that used in the previous quarter. Derivative market values are compared each month to market values provided by the derivative counterparties, and significant differences are investigated, based on certain criteria, and analyzed.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2008, and 2007 is Unaudited

Fair Value on a Recurring Basis

The following table presents for each SFAS 157 hierarchy level our assets and liabilities that are measured at fair value on our Statement of Condition at September 30, 2008 ($ amounts in thousands):

	Fair Value Measurements at September 30, 2008
	Total	Level 1	Level 2	Level 3	Netting Adjustment (1)
Assets
AFS securities	$1,615,018	$—	$1,615,018	$—	$—
Derivative assets	4,909	—	151,944	—	(147,035)
Rabbi trust (included in Other assets)	13,925	13,925	—	—	—

Total assets at fair value	$1,633,852	$13,925	$1,766,962	$—	$(147,035)

Liabilities
Derivative liabilities	$(398,363)	$—	$(545,398)	$—	$147,035

Total liabilities at fair value	$(398,363)	$—	$(545,398)	$—	$147,035

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow us to settle positive and negative positions and also cash collateral held or placed with the same counterparties. There was no cash collateral or accrued interest thereon held by or from counterparties at September 30, 2008.

For instruments carried at fair value, we review the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value in the quarter in which the changes occur, as applicable.

We determined estimated fair value amounts by using available market information and our assumptions applied in our valuation models. These estimates are based on pertinent information available to us as of the reporting date. Because of the assumptions used in the valuation process, there are inherent limitations in estimating the fair value of these instruments. For example, because an active secondary market does not exist for a portion of our financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions.

SFAS No. 107, Disclosures of Fair Value of Financial Instruments, requires disclosures of the estimated fair value of certain financial instruments. The following estimated fair value amounts have been determined using available market information and our best judgment of appropriate valuation methods. These estimates are based on pertinent information available to us as of the reporting date. The estimated fair values, as determined using the definition of fair value described in SFAS 157, utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs and reflect our judgment of how a market participant would estimate the fair values. The Fair Value Summary Tables below do not represent an estimate of our overall market value as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities. Further details regarding the estimation of fair value amounts for each category below can be found in Note 17 to the audited financial statements in our 2007 Form 10-K.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2008, and 2007 is Unaudited

The carrying values and estimated fair values of our financial instruments at September 30, 2008, were as follows (in thousands):

Financial Instruments	Carrying Value	Net Unrealized Gains/(Losses)	Estimated Fair Value
Assets
Cash and due from banks	$5,604	$—	$5,604
Interest-bearing deposits	72	—	72
Federal funds sold	10,010,000	(3,294)	10,006,706
Available-for-sale securities	1,615,018	—	1,615,018
Held-to-maturity securities	6,885,586	(397,995)	6,487,591
Advances	30,689,675	33,746	30,723,421
Mortgage loans held for portfolio, net	8,899,353	(104,766)	8,794,587
Accrued interest receivable	151,680	—	151,680
Derivative assets	4,909	—	4,909
Rabbi trusts (included in Other assets)	13,925	—	13,925

Liabilities
Deposits	1,139,894	—	1,139,894
Consolidated obligations
Discount notes	18,522,529	15,236	18,507,293
CO Bonds	35,104,851	280,669	34,824,182
Accrued interest payable	373,539	—	373,539
Derivative liabilities	398,363	—	398,363
Mandatorily redeemable capital stock	206,446	—	206,446

Other
Commitments to extend credit for Advances	—	—	—

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2008, and 2007 is Unaudited

The carrying values and estimated fair values of our financial instruments at December 31, 2007, were as follows (in thousands):

Financial Instruments	Carrying Value	Net Unrealized Gains/(Losses)	Estimated Fair Value
Assets
Cash and due from banks	$7,255	$—	$7,255
Interest-bearing deposits	—	—	—
Federal funds sold	11,261,000	3,665	11,264,665
Available-for-sale securities	—	—	—
Held-to-maturity securities	8,374,909	(85,682)	8,289,227
Advances	26,769,633	106,228	26,875,861
Mortgage loans held for portfolio, net	9,396,757	(91,613)	9,305,144
Accrued interest receivable	193,552	—	193,552
Derivative assets	1,926	—	1,926
Rabbi trusts (included in Other assets)	15,541	—	15,541

Liabilities
Deposits	556,872	—	556,872
Consolidated obligations
Discount notes	22,171,485	(243)	22,171,728
CO Bonds	30,253,735	(140,952)	30,394,687
Accrued interest payable	318,494	—	318,494
Derivative liabilities	304,745	—	304,745
Mandatorily redeemable capital stock	163,469	—	163,469

Other
Commitments to extend credit for Advances	—	43	43

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

We considered the guidance under FIN 45 and determined it was not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the Federal Home Loan Banks. The Federal Home Loan Banks have no control over the amount of the guaranty or the determination of how each Federal Home Loan Bank would perform under the joint and several liability. Because the Federal Home Loan Banks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for each of the Federal Home Loan Bank’s COs, our joint and several obligation is excluded from the initial recognition and measurement provisions of FIN 45. Accordingly, we do not recognize a liability for our joint and several obligation related to COs issued for the benefit of other Federal Home Loan Banks. The par amounts of the Federal Home Loan Banks’ outstanding COs, including COs held by other Federal Home Loan Banks, were approximately $1,327,904,153,000 and $1,189,705,970,000 at September 30, 2008, and December 31, 2007, respectively.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2008, and 2007 is Unaudited

Commitments that legally bind and unconditionally obligate us for additional Advances totaled approximately $68,589,000 and $10,910,000 at September 30, 2008, and December 31, 2007, respectively. Commitments generally are for periods up to 12 months. Based on our credit analyses and collateral requirements, we do not deem it necessary to record any additional liability on these commitments.

Standby letters of credit are executed for members for a fee. A standby letter of credit is a financing arrangement between us and one of our members. If we are required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized Advance to the member. Outstanding standby letters of credit were as follows ($ amounts in thousands):

	September 30, 2008	December 31, 2007
Outstanding notional	$311,508	$226,387
Original terms	10 months - 15 years	11 months - 15 years
Final expiration year	2018	2016

The value of the guarantees related to standby letters of credit entered into after 2002 are recorded in Other liabilities and amount to $1,790,000 at September 30, 2008. Based on our credit analyses and collateral requirements, we have not deemed it necessary to record any additional liability on these commitments. We also had an outstanding commitment that unconditionally obligated us for additional letters of credit that totaled approximately $1,357,000 at December 31, 2007; this commitment expired and was not outstanding at September 30, 2008.

We had $180,998,000 of unused lines of credit available to members at September 30, 2008.

For managing the inherent credit risk in MPP, participating members pay us credit enhancement fees in order to fund the LRA and pay SMI. The LRA is held to offset any losses that may occur. When a credit loss occurs, the accumulated LRA is used to cover the credit loss in excess of equity and primary mortgage insurance. Funds not used are returned to the member over time. The LRA amounted to $21,456,000 and $21,090,000 at September 30, 2008, and December 31, 2007, respectively. SMI provides additional coverage over and above losses covered by the LRA. Reserves for additional probable losses are provisioned through the allowance for credit losses. No allowance for credit losses was considered necessary at September 30, 2008, and December 31, 2007.

Commitments that unconditionally obligate us to purchase mortgage loans totaled $34,701,000 and $40,204,000 at September 30, 2008, and December 31, 2007, respectively. Commitments are generally for periods not to exceed 91 days. Such commitments were recorded as derivatives at their fair value.

We generally execute derivatives with major banks and broker-dealers and generally enter into bilateral collateral agreements. We have not pledged any collateral at September 30, 2008, and December 31, 2007.

As of September 30, 2008, we had committed to issue $420,000,000 par value of CO Bonds, $390,000,000 of which were hedged with associated interest rate swaps, and $32,220,000 par value of Discount notes that had traded but not settled. This compares to $69,500,000 par value of CO Bonds, none of which were hedged with associated interest rate swaps, and $243,775,000 par value of Discount notes that had traded but not settled as of December 31, 2007.

During the third quarter of 2008, each of the twelve Federal Home Loan Banks entered into a Lending Agreement with the U.S. Department of Treasury in connection with the U.S. Department of Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (“GSECF”), as authorized by the Housing and Economic Recovery Act (“HERA”). The GSECF is designed to serve as a contingent source of liquidity for the housing GSEs, including the Federal Home Loan Banks. This credit facility will be available until December 31, 2009. Any borrowings issued under the GSECF are considered COs with the same joint and several liability as all other COs. The terms of the borrowings are agreed to at the time of issuance. Loans under the Lending Agreement are to be secured by collateral acceptable to the U.S. Department of Treasury, which consists of Advances to members that have been collateralized in

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2008, and 2007 is Unaudited

accordance with regulatory standards and MBS issued by Fannie Mae or Freddie Mac. Each Federal Home Loan Bank is required to submit to the Federal Reserve Bank of New York, acting as a fiscal agent of the U.S. Department of Treasury, a list of eligible collateral, updated on a weekly basis. As of September 30, 2008, we had provided a listing of Advance collateral amounting to $10,800,000,000, which provides for maximum borrowings of $9,396,000,000. The amount of collateral can be increased or decreased (subject to approval by the U.S. Department of Treasury) at any time through the delivery of an updated listing of collateral. As of September 30, 2008, we have not drawn on this available source of liquidity and have no immediate plans to do so. The new Lending Agreement with the U.S. Department of Treasury is in addition to the existing authority of the U.S. Department of Treasury to purchase up to $4,000,000,000 of the Federal Home Loan Banks’ COs, which would offer us additional liquidity, if needed.

We may be subject to various pending legal proceedings that arise in the normal course of business. After consultation with legal counsel, we do not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on our financial condition or results of operations.

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

Transactions with Directors’ Financial Institutions. We provide, in the ordinary course of business, products and services to members whose officers or directors may serve on our Board of Directors (“Directors’ Financial Institutions”). Finance Agency regulations require that transactions with Directors’ Financial Institutions be made on the same terms as those with any other member. As of September 30, 2008, and December 31, 2007, we had Advances, Mortgage loans held for portfolio, and Capital stock outstanding (including Mandatorily redeemable capital stock) to Directors’ Financial Institutions as follows ($ amounts in thousands):

	September 30, 2008	December 31, 2007
Advances ($ at par)	$6,874,900	$1,545,920
% of Advances outstanding	22.7%	5.9%
Mortgage loans held for portfolio ($ at par)	$2,566,952	$2,576,995
% of Mortgage loans held for portfolio outstanding	28.9%	27.5%
Capital stock ($ at par)	$471,714	$103,775
% of Capital stock outstanding	19.8%	4.8%

The increase in Advances and Capital stock outstanding to Directors’ Financial Institutions from December 31, 2007, to September 30, 2008, is substantially due to the addition of one Director since December 31, 2007.

During 2008 and 2007, we acquired mortgage loans from Directors’ Financial Institutions as follows ($ amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Mortgage Loans acquired from Directors’ Financial Institutions	$2,735	$3,705	$4,174	$4,059

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2008, and 2007 is Unaudited

Note 15 – Subsequent Events

On October 1, 2007, ABN AMRO Holdings NV sold its North American bank holding company, the parent of LaSalle Bank Corporation and its subsidiaries, including our member, LaSalle Bank Midwest, NA (“LaSalle”), to Bank of America Corporation, which currently has no other bank charters in our district. As of October 17, 2008, Bank of America Corporation consolidated the LaSalle bank charter into a Bank of America Corporation charter located in another Federal Home Loan Bank district. Consequently, while LaSalle may continue to conduct business in Michigan, at this time we are no longer able to make additional Advances to or purchase mortgage loans from LaSalle. However, our current mortgage loans purchased from LaSalle and its affiliates of $3,624,100,000, representing 40.8% of our mortgage loans outstanding, at par, as of September 30, 2008, will remain outstanding until maturity or prepayment. We also are required to repurchase any outstanding capital stock owned by LaSalle by the later of five years after the date of termination of its charter in our district or the repayment of all outstanding obligations to us. As of September 30, 2008, we held $5,000,165,000 par value of Advances to LaSalle, which represented 16.5% of our total Advances, at par. LaSalle had a capital stock balance of $334,110,000 as of September 30, 2008, which represented 14.0% of our capital stock balance. In accordance with Statement of Financial Accounting Standards No. 150, Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”), as a result of its charter termination in our district on October 17, 2008, LaSalle’s capital stock has been reclassified as Manditorily redeemable capital stock and will be reflected as a liability.

See “Item 1A. Risk Factors—Loss of One or More Large Customers Could Adversely Impact Us” in our 2007 Form 10-K for more information.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-looking Statements

Statements in this Quarterly Report on Form 10-Q, including statements describing the objectives, projections, estimates or future predictions of the Bank may be “forward-looking statements.” These statements may use forward-looking terminology, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “expects,” “will,” or their negatives or other variations on these terms. We caution that, by their nature, forward-looking statements involve risk or uncertainty and that actual results either could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

•	economic and market conditions, including changes in the financial condition of market participants;

•	demand for our Advances resulting from changes in our members’ deposit flows and credit demands;

•

demand for purchases of mortgage loans resulting from, among other things, changes in the general level of housing activity in the U.S., the level of refinancing activity and consumer product preferences;

•	changes in asset prepayment patterns;

•	changes in delinquency rates, foreclosure rates, loss realizations and housing price trends;

•	changes in or differing interpretations of accounting rules;

•	negative adjustments in Federal Home Loan Bank System credit agency ratings that could adversely impact the marketability of our COs, products, or services;

•	changes in our ability to raise capital market funding, including changes in credit ratings and the level of government guarantees provided to other U.S. and international financial institutions;

•	volatility of market prices, rates, and indices that could affect the value of collateral we hold as security for the obligations of our members and counterparties;

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

•	ability to develop and support technology and information systems, including the Internet, sufficient to effectively manage the risks of our business;

•	changes in investor demand for COs and the terms of interest rate exchange agreements and similar agreements;

•	membership changes, including, but not limited to, mergers, acquisitions and consolidation of charters;

•	timing and volume of market activity;

•	ability to introduce new products and services and successfully manage the risks associated with those products and services, including new types of collateral securing Advances and securitizations;

•	risk of loss arising from litigation filed against one or more of the Federal Home Loan Banks;

•	risk of loss arising from natural disasters or acts of terrorism;

•	risk of loss should one or more of the Federal Home Loan Banks be unable to repay its participation in the COs;

•	inflation or deflation;

•	changes in the value of global currencies; and

•	costs associated with compliance with the Sarbanes-Oxley Act of 2002 and other SEC reporting requirements, such as the Securities Exchange Act of 1934.

Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make through reports filed with the SEC in the future, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and related footnotes contained in this Quarterly Report on Form 10-Q, our Quarterly Reports on Form 10-Q for the three months ended March 31, 2008, and June 30, 2008, and our 2007 Form 10-K.

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

We manage our business by grouping our products and services within two business segments:

•	Traditional, which includes credit services (such as Advances, letters of credit, and lines of credit), investments (including agency debentures, MBS and ABS), and deposits; and

•	MPP, which consists of mortgage loans purchased from our members.

Our primary source of revenues is interest earned on:

•	Advances;

•	long- and short-term investments; and

•	mortgage loans acquired from our members.

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

Our overall prospects are dependent on the market environment and our members’ demand for wholesale funding and sales of mortgage loans. Our members typically use wholesale funding, in the form of Advances, after they have exhausted their other sources of funding, such as retail deposits and excess liquidity. Also, members may sell mortgage loans to us as part of an overall business strategy. In the past, periods of economic growth have led to significant use of wholesale funds by our members because businesses typically fund expansion by borrowing and/or reducing deposit balances. Conversely, slow economic growth has tended to decrease our members’ wholesale borrowing activity. However, the market conditions in late 2007 and the first nine months of 2008, including the liquidity, credit quality and valuation issues in the housing and mortgage markets, have led to increased demand for Advances from many of our members and sales of mortgage loans from our community bank and credit union members. Member demand for Advances and the sale of mortgage loans is also influenced by the steepness of the yield curve, as well as the availability and cost of other sources of wholesale funding.

The Economy and the Financial Services Industry

The credit quality and valuation issues in the housing and mortgage markets began several years ago as low mortgage interest rates fueled an escalation of home values and production. Lenders lowered their underwriting standards to qualify more borrowers and made use of more exotic types of mortgage products with less rigorous underwriting standards. Credit quality issues emerged as many of these borrowers defaulted on their mortgage loans. These issues were compounded when low introductory payments began to reset to higher levels on adjustable-rate and other mortgage loans, leaving more borrowers unable to make their mortgage payments. Tighter underwriting combined with an increasing supply of residential real estate for sale have driven home prices downward, leading to increased foreclosure rates and higher loss severities. In an attempt to address liquidity and economic concerns, the Federal Reserve Board cut the federal funds rate by 100 basis points at the Federal Open Market Committee meetings held during the second half of 2007, and by an additional 325 basis points in 2008, bringing the rate to 1.00%. The Federal government also enacted HERA during July 2008 and implemented the Troubled Assets Relief Program (“TARP”) during October 2008. Both of these developments are described in more detail in “Regulatory Developments” herein. Also, see “Financial Trends in the Capital Markets” below for more information on recent market developments that impact the issuance and composition of the Federal Home Loan Bank System’s COs.

The mortgage market issues also played a role in the slowing of the economy for our district states of Indiana and Michigan. Economic data for Michigan have generally been unfavorable compared to national data, while Indiana’s economic performance is more in line with the national economy. Michigan’s unemployment rate for September 2008 of 8.7% is well above the U.S. rate of 6.1% and Indiana’s rate of 6.2%. Michigan’s foreclosure rate of one filing for every 332 households remains among the highest in the nation while Indiana’s foreclosure rate of one filing for every 522 households is better than the national rate of one filing for every 416 households. We believe the economic outlook for our district will continue to trail the overall U.S. economy.

We will continue to monitor the changing market conditions affecting our mortgage portfolios and the value of collateral pledged by our members. If the serious economic decline in the housing and mortgage markets continues, we anticipate that it will have a further negative impact on the financial condition of some of our members, which will adversely affect our profitability if such members are no longer able to conduct business with us due to poor financial condition or lack of qualified collateral. Additionally, if these conditions continue, they could have a serious adverse effect on our MBS and MPP portfolios.

Financial Trends in the Capital Markets

Beginning in late September and continuing into the fourth quarter of 2008, one- and three-month LIBOR began resetting to unprecedented levels relative to the overnight Federal funds target rate. The spread between one- and three-month LIBOR and the overnight Federal funds target rate exceeded 3.00% at times during October 2008 and has settled into a range of 0.95% to 1.50%.

During the same time period of this LIBOR dislocation, rising volatility in the equities markets and deteriorating conditions in the credit markets motivated the U. S. government to take additional steps to jumpstart the short-term credit markets. Starting in late September 2008, these actions included the creation of the Commercial Paper Funding Facility, the Guaranty Program for Money Market Funds, the Money Market Investor Funding Facility, and the Temporary Liquidity Guarantee Program (“TLGP”). In addition, the dollar amount of funding available to the banking industry via the Term Auction Facility was increased. Additionally, subsequent to September 30, 2008, the Federal Open Market Committee has reduced the Federal funds target rate by a total of 100 basis points to 1.00%.

Frequent changes to the policies and forces shaping the fixed income markets tested the ability of investors to develop and maintain investment strategies and funds allocation schemes. As such, many market participants have prioritized liquidity and safety of principal over return.

Commencing with the initiation of the rescue of Fannie Mae and Freddie Mac, followed by the conservatorship and subsequent U.S. government actions to address the credit crisis, investors and dealers became cautious about buying or trading longer-term GSE debt. Market participants are now faced with a change in the set of facts that are available to determine the value of GSE debt. As a result, market depth and bid/offer spreads in the GSE debt market, particularly the term debt market, have deteriorated. During early October 2008, the Federal Home Loan Banks became more reliant on Discount notes for funding. As access to the term debt market has deteriorated, the Federal Home Loan Banks have continued to meet the funding needs of the banking industry.

Following the announced conservatorship of Fannie Mae and Freddie Mac, market prices indicate that market participants believe that obligations of the two GSEs offer lower credit risk than obligations of the Federal Home Loan Banks. However, a stable spread relationship between the debt instruments of these two classes of GSEs has not yet emerged, resulting in ongoing spread volatility.

On October 7, 2008, federal bank and thrift regulatory agencies announced a plan to request public comment on proposed regulatory action to lower the risk weight for select obligations of Fannie Mae and Freddie Mac from 20% to 10%. According to the press release issued by the FDIC on October 7, 2008, announcing the proposal, the proposed change in regulation is reflective of the current level of financial support provided to the two firms by the U.S. Treasury. This regulation, if adopted, could result in higher investor demand for Fannie Mae and Freddie Mac debt securities relative to similar Federal Home Loan Bank debt securities.

The FDIC-offered TLGP will create a new class of debt with an explicit guarantee by an agency of the U. S. government. As such, investors will have access to yet another class of securities that will be viewed as carrying the explicit guarantee of the U. S. government. With this program fully operational, some amount of investor capital and dealer focus may be channeled to this new asset class. As a result, the debt of all three housing GSEs has suffered, leading to deterioration in pricing.

Limited access to the term debt market has resulted in a large proportion of Federal Home Loan Bank debt maturing within one year. The Federal Home Loan Banks are receiving a large proportion of their funding from money funds, which are attracted to the structure and quality of current Federal Home Loan Bank issues. Any significant change in market conditions that result in an overall decline in money fund assets, or money funds reallocating portfolio holdings out of GSE debt, has the potential to raise funding costs.

During the third quarter of 2008, a series of events affecting the financial services industry resulted in significant changes in the number, ownership structure and liquidity of some of the industry’s largest companies. Heightened concern about loan losses sustained by Fannie Mae and Freddie Mac resulted in a significant decline in their market capitalizations and the subsequent placement of both companies into conservatorship by the Finance Agency. The large investment banks that were not owned by bank holding companies, such as Lehman Brothers, Merrill Lynch, Morgan Stanley and Goldman Sachs, also suffered significant declines in market capitalization. Under this pressure, Lehman Brothers declared bankruptcy, Merrill Lynch agreed to be purchased by Bank of America, and Morgan Stanley and Goldman Sachs converted to bank holding companies. During the third quarter, several of the nation’s largest depository institutions suffered a significant decline in investor and regulator confidence resulting in the closure of IndyMac Bank and the sale of the banking operations of Washington Mutual, Inc. – Washington Mutual Bank, Henderson, NV and Washington Mutual Bank, FSB, Park City, UT to JPMorgan Chase.

As was the case during the second quarter of 2008, market participants continued to be cautious about the creditworthiness of counterparties, which continued to seriously erode market liquidity. During the second quarter, uncertainty with regard to the magnitude of future write-downs of mortgage-related holdings on the books of commercial banks and securities dealers influenced the degree to which counterparties were willing to extend unsecured credit to each other. During the third quarter, this concern extended to other asset classes (e.g., commercial and credit card loans) and derivatives (e.g., credit default swaps) leading market participants to fear another wave of losses at the Nation’s financial institutions.

Early in the third quarter of 2008, investor caution toward interest-rate, basis and credit risk was reflected in growth in the aggregate balance of assets in domestic money market mutual funds. Total money market fund assets, as reported by the Investment Company Institute, peaked in 2008 during the week ending September 3 at $3.586 trillion. On September 17, 2008, the Reserve Primary Fund announced investor losses due to exposure to Lehman Brothers. This event triggered a new set of investor concerns relating to the safety of money market funds. Subsequent to this announcement, total money fund assets fell sharply, and there was a large movement of funds out of “prime” funds and into funds that restrict investments to U.S. Department of Treasury and Agency debt. In response to investor concern about the stability of money market funds, the U.S. Department of Treasury announced, on September 19, 2008, the establishment of a temporary guaranty program for the U.S. money market fund industry.

This change in the landscape of the financial services industry motivated many investors to assume a defensive posture toward both credit and spread risk. Some investors, including a few foreign central banks, became generally cautious toward any investments linked to the U.S. housing market, including MBS and senior debt issued by the housing GSEs. Other investors and some domestic banking institutions, struggling with balance sheet problems, sold off liquid assets, including GSE debt, in order to meet other needs. Yet other investors, such as government entities that rely on tax receipts for funding, curtailed investment activity to reflect the decline in investment dollars. Between the weeks ended July 31, 2008, and September 25, 2008, Agency securities (debt and MBS combined) held in custody for foreign official and international accounts, as reported in Federal Reserve Statistical Release H.4.1, declined $19.5 billion. In contrast, over that same period, holdings of U.S. Department of Treasury securities increased $73.7 billion. These trends reflected extreme investor caution toward securities with any degree of perceived credit risk.

This general decline in investor confidence coupled with the uncertainty generated by swift and dramatic actions undertaken by the U.S. government (i.e., conservatorship for Fannie Mae and Freddie Mac, the AIG loan facility, guaranty program for money market mutual funds and TARP) reduced dealer and investor sponsorship for our long-term debt, which increased funding costs and reduced availability. Investors also faced uncertainty with regard to the futures of Fannie Mae and Freddie Mac. Investor concerns included the explicit December 31, 2009, expiration date for a newly-created GSE credit facility, the uncertain length of the conservatorships of Fannie Mae and Freddie Mac and confusion about the level of government support for the two government-controlled entities relative to the Federal Home Loan Banks.

During the third quarter of 2008, uncertainty grew with respect to the outlook for the net supply of GSE debt issuance over the next six to twelve months. During the month of August, Fannie Mae and Freddie Mac reported a steep decline in the size of their aggregate retained portfolios of mortgage loans, as well as the prospect for net asset sales over subsequent months. Following the September announcement of the conservatorship action for both firms, the Finance Agency unveiled aggressive, short-term retained portfolio growth targets for both firms. During this period of uncertainty with regard to the growth of Fannie Mae and Freddie Mac, and the resulting effect on GSE debt outstanding, the Federal Home Loan Banks were increasing debt outstanding to meet the growing funding needs of member institutions. Amid these rapid changes in the outlook for overall GSE debt supply, investors sought to understand the effect of a deteriorating banking sector on our outstanding debt and the resulting effect on the price performance of our COs.

Over the course of the third quarter, our funding costs associated with issuing long-maturity senior debt, as compared to three-month LIBOR on a swapped cash flow basis, rose sharply relative to short-term debt. This change in the slope of the funding curve reflected general investor reluctance to buy longer-term obligations of the GSEs, coupled with strong investor demand for short-term, high-quality assets. As long-term investors struggled with price declines of longer-term GSE debt, money market funds provided a strong bid for short-term GSE debt. During the quarter, the Federal Home Loan Banks issued large quantities of Discount notes, floating-rate notes, short-term callable bonds and short-term bullet bonds in order to meet this demand.

The third quarter growth of assets in money market funds that limit investments to U.S. government and Agency debt increased demand for short-term GSE debt. In contrast, domestic banks, historically large buyers of callable debt, were net sellers of GSE debt in aggregate over the course of 2008, leading to lower overall issuance of callable debt and lower issuance of longer-term callable debt. As a result, the proportion of outstanding callable Federal Home Loan Bank bonds remained historically low at the end of the third quarter, while the proportion of non-callable, short-term bullet and floating-rate debt increased. The increase in short-term bond issuance also reduced the weighted-average maturity of bonds outstanding.

Due to the strong market demand for short-term high-quality investments, we increased our use of Discount notes as a source of funding with the total volume of Discount note issuance rising significantly year-over-year. Market volatility and underwriter risk aversion resulted in a reduction in the volume of Federal Home Loan Bank Discount notes sold through an auction format. The reduction in the volume provided by this channel was supplemented by increasing the issuance of Discount notes through negotiated transactions, which generally entail less risk for underwriters. These factors, individually and collectively, heighten the risk profile of financial institutions in general and our Bank specifically.

Highlights of Our Operating Results and Recent Developments for the Three and Nine Months Ended September 30, 2008

Our financial results were influenced by market conditions during the first nine months of 2008 as we responded to our members’ increased need for liquidity. Total assets were $58.3 billion as of September 30, 2008, an increase of $2.2 billion compared to $56.1 billion as of December 31, 2007. This increase was primarily due to:

•	an increase in Advances of $3.9 billion mainly resulting from increased demand from our members; and

•	our purchase of $1.6 billion of AFS securities in order to enhance liquidity, utilize capital capacity and take advantage of investment opportunities.

These increases were partially offset by a decrease in Held-to-maturity securities of $1.5 billion primarily due to the maturity of Held-to maturity CDs and a decrease of $1.3 billion in Federal funds sold, due to our members’ increased demand for Advances and the purchase of AFS securities.

The overall balance of our COs, which fluctuates in relation to our Total assets, equaled $53.6 billion at September 30, 2008, an increase of $1.2 billion compared to $52.4 billion at December 31, 2007. This increase enabled us to enhance our liquidity position and support our members’ increased demand for Advances in the current housing market.

A more detailed discussion of the above changes can be found in “Analysis of Financial Condition” herein.

Net Interest Income was $70.2 million for the three months ended September 30, 2008, compared to $51.4 million for the same period in 2007. This increase is primarily due to the increase in average earning assets and wider spreads on our interest-earning assets. Going forward, we anticipate that our Net Interest Income will decrease due to changes in our funding costs or when the decline in the housing and mortgage markets subsides, the liquidity and credit markets stabilize and our spreads revert to typical levels.

Overall, Net Income was $48.4 million for the three months ended September 30, 2008, an increase of $16.8 million or 53.2%, compared to $31.6 million for the same period in 2007. This increase was primarily due to the increase of $18.8 million in Net Interest Income, as described above, and an increase of $5.7 million in Other income. These increases were partially offset by an increase of $6.2 million in Total assessments. A more detailed discussion of these changes in Net Income can be found in “Results of Operations for the Three Months Ended September 30, 2008, and 2007” herein.

Net Interest Income was $210.1 million for the nine months ended September 30, 2008, compared to $146.3 million for the same period in 2007. This increase is primarily due to the increase in average earning assets and wider spreads on our interest-earning assets.

Overall, Net Income was $139.2 million for the nine months ended September 30, 2008, an increase of $55.0 million or 65.2%, compared to $84.2 million for the same period in 2007. This increase was primarily due to the increase of $63.8 million in Net Interest Income, as described above. This increase was partially offset by an increase of $20.1 in Total assessments. A more detailed discussion of these changes in Net Income can be found in “Results of Operations for the Nine Months Ended September 30, 2008, and 2007” herein.

On July 30, 2008, HERA was enacted to, among other things, address the current housing finance crisis, expand the Federal Housing Administration’s financing authority and address GSE reform issues. One significant provision of HERA creates a new federal agency regulator, the Finance Agency, which has become our new regulator. Also, see “Regulatory Developments” herein.

On October 3, 2008, the U.S. Congress enacted the Emergency Economic Stabilization Act of 2008 in an effort to restore liquidity and stability to the U.S. financial system. The fundamental component of the Emergency Economic Stabilization Act of 2008, known as TARP, gives broad authority to the Secretary of the Treasury to purchase troubled assets of U.S. financial institutions. Also, see “Regulatory Developments” herein.

On October 1, 2007, ABN AMRO Holdings NV sold its North American bank holding company, the parent of LaSalle Bank Corporation and its subsidiaries, including our member, LaSalle, to Bank of America Corporation, which currently has no other bank charters in our district. As of October 17, 2008, Bank of America Corporation consolidated the LaSalle bank charter into a Bank of America Corporation charter located in another Federal Home Loan Bank district. Consequently, while LaSalle may continue to conduct business in Michigan, at this time we are no longer able to make additional Advances to or purchase mortgage loans from LaSalle. As of September 30, 2008, we held $5.0 billion par value of Advances to LaSalle, which represented 16.5% of our total Advances, at par. Our current mortgage loans purchased from LaSalle and its affiliates of $3.6 billion, representing 40.8% of our mortgage loans outstanding, at par, as of September 30, 2008, will remain outstanding until maturity or prepayment. We also are required to repurchase any outstanding capital stock owned by LaSalle by the later of five years after the date of termination of its charter in our district or the repayment of all outstanding obligations to us. LaSalle had a capital stock balance of $0.3 billion as of September 30, 2008, which represented 14.0% of our capital stock balance. In accordance with SFAS 150, as a result of the termination of its charter in our district on October 17, 2008, LaSalle’s capital stock has been reclassified as Mandatorily redeemable capital stock and will be reflected as a liability. See “Item 1A. Risk Factors—Loss of One or More Large Customers Could Adversely Impact Us” in our 2007 Form 10-K for more information.

On October 20, 2008, we announced a cash dividend on our Class B-1 stock of 4.75% (annualized) and Class B-2 stock of 3.80% (annualized), based on our results for the third quarter of 2008. During the first nine months of 2008, Retained earnings increased by approximately $61.7 million compared to December 31, 2007, bringing our level of Retained earnings to $263.8 million.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities (if applicable), and the reported amounts of income and expenses during the reported period. We believe the application of our accounting policies on a consistent basis enables us to provide financial statement users with useful, reliable and timely information about our earnings results, financial position and cash flows. Our management reviews these estimates and assumptions based on historical experience, changes in business conditions and other relevant factors we believe to be reasonable under the circumstances. Changes in estimates and assumptions could potentially have a significant effect on our financial position and results of operations. In any given reporting period, our actual results may differ from the estimates and assumptions used in preparing our financial statements.

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

Investments. We regularly evaluate our outstanding available-for-sale and held-to-maturity investments for changes in fair value and record an impairment loss if a decline in fair value is deemed to be other-than-temporary. An investment is considered impaired if the fair value of the investment is less than its amortized cost. After the investment is determined to be impaired, we evaluate whether this decline in fair value is other-than-temporary. When evaluating whether the impairment is other-than-temporary, we take into consideration whether or not we expect to receive all of the investment’s contractual cash flows based on factors that include, but are not limited to: the length of time and extent that fair value has been less than amortized cost; the creditworthiness of the issuer (i.e., rating agency actions) and the underlying collateral; and whether we have the intent and ability to hold the investment for a sufficient amount of time to recover the unrealized losses. We may also evaluate the issuer’s business and financial outlook, as well as broader industry and sector performance indicators. As part of our analysis, we make certain estimates about the credit risk of the investments. Any changes in these estimates could result in materially different results.

Fair Value Estimates. We carry certain assets and liabilities on the Statement of Condition at fair value, including all investments classified as available-for-sale, Rabbi trust assets, and derivatives. On January 1, 2008, we adopted SFAS 157 which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and requires additional disclosures for instruments carried at fair value on the Statement of Condition. SFAS 157 defines “fair value” as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date, or an exit price.

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

We utilize valuation techniques that, to the extent possible, use observable inputs in our valuation models. Described below are our fair value measurement methodologies for assets and liabilities carried at fair value:

•

AFS securities – The estimated fair values are based on executable prices for identical assets. The fair values of our AFS securities fall within the Level 2 hierarchy as we consider the securities to trade in markets where there is not enough volume or depth to be considered active. Prior to 2008, we had not held AFS securities in our portfolio since 2005.

•	Rabbi trust assets – The estimated fair value of our Rabbi trust assets (included in Other assets) fall within the Level 1 hierarchy and are based on quoted market prices.

•

Derivative assets and Derivative liabilities – The estimated fair values of our derivative assets and liabilities fall within the Level 2 hierarchy and are based on widely accepted valuation models which utilize market observable valuation inputs such as the U.S. dollar swap curve, swaption values or Fannie Mae TBA values with the valuation inputs and techniques remaining consistent with those used in previous periods. We use the mid-point in the bid/ask range as a practical expedient. Additionally, derivative market values are corroborated through quotes provided by the derivative counterparties and significant differences are investigated.

These assumptions may have a significant effect on the reported fair values of assets and liabilities, including derivatives, and the income and expense related thereto. The use of different assumptions, as well as changes in market conditions, could result in materially different net income and retained earnings.

We categorize our financial instruments carried at fair value into a three-level classification in accordance with SFAS 157. The valuation hierarchy is based upon the transparency (observable or unobservable) of inputs to the valuation of an asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions.

Summary of Selected Financial Data

The following table presents a summary of certain financial information as of and for the periods indicated:

Financial Highlights

($ amounts in thousands)

	As of and for the Three Months ended,
Selected Statement of Condition Items at Period End	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007
Total assets	$58,311,076	$59,969,352	$58,613,865	$56,054,752	$53,534,735
Advances	30,689,675	30,161,247	30,604,792	26,769,633	24,170,125
Mortgage loans held for portfolio, net	8,899,353	9,037,485	9,259,416	9,396,757	9,521,926
Available-for-sale securities	1,615,018	1,164,034	659,142	—	—
Held-to-maturity securities	6,885,586	7,465,318	7,746,464	8,374,909	9,153,653
Federal funds sold	10,010,000	11,896,000	10,080,000	11,261,000	10,420,000
COs
Discount notes	18,522,529	19,933,077	22,137,381	22,171,485	15,966,504
Bonds	35,104,851	35,991,231	31,696,682	30,253,735	33,912,297
Mandatorily redeemable capital stock	206,446	206,453	206,034	163,469	163,471
Capital stock, Class B-1 putable	2,173,556	2,128,261	2,053,159	2,002,862	1,941,491
Retained earnings	263,766	242,841	221,566	202,111	185,985
Total capital	2,422,523	2,366,210	2,265,658	2,198,932	2,121,143
Quarterly Operating Results
Net Interest Income.	70,224	70,801	69,070	60,564	51,438
Other income (loss)	6,884	3,058	249	1,769	1,206
Other expense	10,897	8,934	10,137	10,607	9,396
Total assessments	17,780	17,435	15,905	13,874	11,625
Net Income	48,431	47,490	43,277	37,852	31,623
Other Data
Return on average equity	8.07%	8.18%	7.83%	6.95%	6.01%
Return on average assets	0.33%	0.32%	0.31%	0.27%	0.24%
Weighted average dividend rate, Class B-1 stock	5.25%	5.25%	4.75%	4.50%	4.50%
Dividend payout ratio (1)	56.80%	55.18%	54.64%	57.40%	66.74%
Total capital ratio (at period end) (2)	4.15%	3.95%	3.87%	3.92%	3.96%
Regulatory capital ratio (at period end) (3)	4.53%	4.30%	4.23%	4.23%	4.28%
Par amount of outstanding COs for all 12 Federal Home Loan Banks	$1,327,904,153	$1,255,475,048	$1,220,430,703	$1,189,705,970	$1,148,571,404

(1)	The dividend payout ratio is calculated by dividing dividends paid in cash and stock by Net Income.

(2)	Total capital ratio represents Total capital divided by Total assets.

(3)	Regulatory capital ratio represents the sum of Capital stock (Class B-1 and B-2 putable), Retained earnings, and Mandatorily redeemable capital stock divided by Total assets.

Results of Operations for the Three and Nine Months Ended September 30, 2008, and 2007

The following table presents average balances, interest, and average rates of major earning asset categories and the sources funding those earning assets for the three months ended September 30, 2008, and 2007:

Average Balances, Interest and Average Rates

($ amounts in thousands)

	Three months ended September 30,
	2008			2007
	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate
Assets
Interest-bearing deposits	$974	$4	1.63%	$1	$—	0.00%
Federal funds sold	10,506,957	64,447	2.44%	9,583,717	126,817	5.25%
Available-for-sale securities(1)(2)	1,567,482	10,970	2.78%	—	—	—
Held-to-maturity securities	7,065,287	83,174	4.68%	8,474,759	103,026	4.82%
Advances (1)	29,979,819	226,658	3.01%	23,417,274	320,080	5.42%
Mortgage loans held for portfolio	8,960,433	117,046	5.20%	9,614,511	125,612	5.18%
Loans to other Federal Home Loan Banks	6,022	29	1.92%	5,739	77	5.32%

Total Interest-earning assets	58,086,974	502,328	3.44%	51,096,001	675,612	5.25%
Other assets	374,334			408,017

Total assets	$58,461,308			$51,504,018

Liabilities and Capital
Interest-bearing deposits	$851,013	3,695	1.73%	$806,654	$9,946	4.89%
Loans from other Federal Home Loan Banks	—	—	—	54	1	7.35%
Other borrowings	229	2	3.47%	109	2	7.28%
Discount notes	18,456,597	104,931	2.26%	12,937,530	165,098	5.06%
CO Bonds (1)	35,683,565	320,862	3.58%	34,788,292	447,283	5.10%
Mandatorily redeemable capital stock	206,448	2,614	5.04%	163,296	1,844	4.48%

Total interest-bearing liabilities	55,197,852	432,104	3.11%	48,695,935	624,174	5.09%
Other liabilities	874,642			719,207
Total capital	2,388,814			2,088,876

Total liabilities and capital	$58,461,308			$51,504,018

Net Interest Income and net spread on interest-earning assets less interest-bearing liabilities		$70,224	0.33%		$51,438	0.16%

Net interest margin	0.48%			0.40%

Average interest-earning assets to interest-bearing liabilities	1.05			1.05

(1)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements to the extent such agreements qualify as fair value hedges in accordance with SFAS 133.

(2)	The average balances of available-for-sale securities are reflected at amortized cost; therefore, the resulting yields do not reflect changes in fair value.

The following table presents average balances, interest, and average rates of major earning asset categories and the sources funding those earning assets for the nine months ended September 30, 2008, and 2007:

Average Balances, Interest and Average Rates

($ amounts in thousands)

	Nine months ended September 30,
	2008			2007
	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate
Assets
Interest-bearing deposits	$7,924	$156	2.63%	$39	$1	6.86%
Federal funds sold	11,021,927	241,721	2.93%	8,584,971	339,458	5.29%
Available-for-sale securities(1)(2)	788,749	16,047	2.72%	—	—	—
Held-to-maturity securities	7,545,821	261,677	4.63%	7,708,858	273,798	4.75%
Advances (1)	29,415,255	747,859	3.40%	22,741,480	921,584	5.42%
Mortgage loans held for portfolio	9,152,261	360,028	5.25%	9,821,037	387,980	5.28%
Loans to other Federal Home Loan Banks	4,266	64	2.00%	2,300	92	5.35%

Total Interest-earning assets	57,936,203	1,627,552	3.75%	48,858,685	1,922,913	5.26%
Other assets	350,295			385,981

Total assets	$58,286,498			$49,244,666

Liabilities and Capital
Interest-bearing deposits	$881,260	$14,271	2.16%	$949,823	$35,803	5.04%
Loans from other Federal Home Loan Banks	18	—	—	18	1	7.43%
Other borrowings	387	8	2.76%	37	2	7.23%
Discount notes	20,030,365	403,760	2.69%	11,868,459	458,338	5.16%
CO Bonds (1)	33,744,570	991,729	3.93%	33,573,191	1,277,064	5.09%
Mandatorily redeemable capital stock	200,565	7,689	5.12%	157,404	5,367	4.56%

Total interest-bearing liabilities	54,857,165	1,417,457	3.45%	46,548,932	1,776,575	5.10%
Other liabilities	1,113,222			645,074
Total capital	2,316,111			2,050,660

Total liabilities and capital	$58,286,498			$49,244,666

Net Interest Income and net spread on interest-earning assets less interest-bearing liabilities		$210,095	0.30%		$146,338	0.16%

Net interest margin	0.48%			0.40%

Average interest-earning assets to interest-bearing liabilities	1.06			1.05

(1)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements to the extent such agreements qualify as fair value hedges in accordance with SFAS 133.

(2)	The average balances of available-for-sale securities are reflected at amortized cost; therefore, the resulting yields do not reflect changes in fair value.

Net interest income is our primary source of earnings. Net interest income equals interest earned on assets (including Advances, Mortgage loans held for portfolio, AFS, MBS, and other investments) less the interest expense (or cost of funds) on our liabilities, including COs, and Mandatorily redeemable capital stock. Net interest income also includes miscellaneous items such as prepayment fees earned and the amortization of debt issuance discounts, concession fees and SFAS 133 adjustments.

Net interest income increased for the three and nine months ended September 30, 2008, due to increased average interest-earning assets and wider spreads, primarily on Advances, as well as other interest-earning assets. As market interest rates have decreased, there have been corresponding decreases in the interest earned on our assets and the interest paid on our debt. Our spreads have increased because the interest we earned decreased less than the interest we paid due to the current conditions in the capital market environment. For example, lower funding costs have enabled us to replace higher-costing debt supporting our Mortgage loans held for portfolio with lower-costing debt.

Changes in both volume and interest rates influence changes in Net Interest Income and Net interest margin. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but rather attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes. The following table summarizes changes in interest income and interest expense between the three and nine months ended September 30, 2008, and 2007:

Rate and Volume Analysis

($ amounts in thousands)

	For the Three Months ended September 30 2008 over 2007			For the Nine Months ended September 30 2008 over 2007
	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in interest income
Advances	$74,251	$(167,673)	$(93,422)	$226,051	$(399,776)	$(173,725)
Interest-bearing deposits	—	4	4	155	—	155
Federal funds sold	11,219	(73,589)	(62,370)	79,654	(177,391)	(97,737)
Available-for-sale securities	10,970	—	10,970	16,047	—	16,047
Held-to-maturity securities	(16,679)	(3,173)	(19,852)	(5,726)	(6,395)	(12,121)
Mortgage loans held for portfolio	(8,544)	(22)	(8,566)	(26,315)	(1,637)	(27,952)
Loans to other Federal Home Loan Banks	4	(52)	(48)	50	(78)	(28)

Total	71,221	(244,505)	(173,284)	289,916	(585,277)	(295,361)

Increase (decrease) in interest expense
Discount notes	53,449	(113,616)	(60,167)	226,310	(280,888)	(54,578)
CO Bonds	11,238	(137,659)	(126,421)	6,486	(291,821)	(285,335)
Interest-bearing deposits	519	(6,770)	(6,251)	(2,419)	(19,113)	(21,532)
Mandatorily redeemable capital stock	528	242	770	1,598	724	2,322
Loans from other Federal Home Loan Banks	(1)	—	(1)	—	(1)	(1)
Other borrowings	1	(1)	—	8	(2)	6

Total	65,734	(257,804)	(192,070)	231,983	(591,101)	(359,118)

Increase (decrease) in Net Interest Income	$5,487	$13,299	$18,786	$57,933	$5,824	$63,757

Earnings Analysis

The following table presents changes in the components of our Net Income for the three and nine months ended September 30, 2008, and 2007:

Change in Earnings Components

($ amounts in thousands)

	For the Three Months ended September 30 2008 vs. 2007		For the Nine Months ended September 30 2008 vs. 2007
Increase (decrease) in	$ change	% change	$ change	% change
Interest income	$(173,284)	(25.6)%	$(295,361)	(15.4)%
Interest expense	(192,070)	(30.8)%	(359,118)	(20.2)%

Net Interest Income	18,786	36.5%	63,757	43.6%
Other income (loss)	5,678	470.8%	10,273	12,528.0%
Other expense	1,501	16.0%	(1,027)	(3.3)%

Income Before Assessments	22,963	53.1%	75,057	65.1%

AHP	1,953	52.5%	6,364	63.9%
REFCORP	4,202	53.1%	13,738	65.2%

Total assessments	6,155	52.9%	20,102	64.8%

Net Income	$16,808	53.2%	$54,955	65.2%

Other Income

The following table presents the components of Other income (loss) for the three and nine months ended September 30, 2008, and 2007, and an analysis of the changes in the components of these income items:

Analysis of Other Income (Loss)

($ amounts in thousands)

	For the Three Months ended September 30,				For the Nine Months ended September 30,
			2008 vs. 2007				2008 vs. 2007
	2008	2007	$ Amt	% change	2008	2007	$ Amt	% change
Service fees	$321	$344	$(23)	(6.7)%	$958	$1,021	$(63)	(6.2)%
Net gain (loss) on derivatives and hedging activities	6,099	498	5,601	1,124.7%	8,140	(2,185)	10,325	472.5%
Other, net	464	364	100	27.5%	1,093	1,082	11	1.0%

Total other income (loss)	$6,884	$1,206	$5,678	470.8%	$10,191	$(82)	$10,273	12,528.0%

The increase in Other income (loss) for the three and nine months ended September 30, 2008, compared to the same periods in 2007 was primarily due to fair value adjustments made in accordance with SFAS 133 that resulted in an increase in Net gain (loss) on derivatives and hedging activities.

The following tables present the components of the change in the Net gain (loss) on derivatives and hedging activities by type of hedge and type of product:

Components of Net Gain (Loss) on Derivatives and Hedging Activities

By Hedge

($ amounts in thousands)

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2008	2007	2008	2007
Fair Value Hedges
Net gain (loss) due to ineffectiveness on
Advances	$(11,722)	$2,305	$(11,881)	$866
Investments	(2,753)	—	(2,350)	—
MPP	—	—	—	118
CO Bonds	24,004	(2,684)	25,491	(3,179)

Net gain (loss) on fair value hedges	9,529	(379)	11,260	(2,195)

Non SFAS 133/Economic Hedges
Net interest receipt (payment) settlements(1)
Advances	1	—	2	4
Investments	(9)	—	(26)	3
Discount notes	(101)	—	1,108	—
CO Bonds	202	(214)	332	(1,085)

Net settlements	93	(214)	1,416	(1,078)

SFAS 133 derivative fair value gain (loss) adjustments
Advances	22	—	22	(4)
Investments	(4)	(4)	(2)	(6)
CO Bonds	(112)	1,231	266	1,466
Discount notes	(2,832)	—	(3,169)	—
MPP	(597)	(136)	(1,653)	(368)

Fair value adjustments	(3,523)	1,091	(4,536)	1,088

Net gain (loss) on economic hedges	(3,430)	877	(3,120)	10

Net gain (loss) on derivatives and hedging activities	$6,099	$498	$8,140	$(2,185)

(1)	Net settlements represent the net interest payments or receipts on interest rate exchange agreements for hedges not receiving fair value hedge accounting.

Net Gain (Loss) on Derivatives and Hedging Activities

By Financial Statement Asset or Liability

($ amounts in thousands)

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2008	2007	2008	2007
Advances	$(11,699)	$2,305	$(11,857)	$866
Investments	(2,766)	(4)	(2,378)	(3)
MPP	(597)	(136)	(1,653)	(250)
Discount notes	(2,933)	—	(2,061)	—
CO Bonds	24,094	(1,667)	26,089	(2,798)

Net gain (loss) on derivatives and hedging activities	$6,099	$498	$8,140	$(2,185)

Other Expense

The following table presents a breakdown of Total other expense for the three and nine months ended September 30, 2008, and 2007, and an analysis of the changes in the components of these expenses:

Analysis of Other Expense

($ amounts in thousands)

	For the Three Months ended September 30,				For the Nine Months ended September 30,
	2008	2007	2008 vs. 2007		2008	2007	2008 vs. 2007
			$ Amt	% change			$ Amt	% change
Compensation and benefits	$6,879	$6,056	$823	13.6%	$19,092	$20,669	$(1,577)	(7.6)%
Other operating expenses	2,910	2,220	690	31.1%	7,442	6,666	776	11.6%
Finance Board/Finance Agency and Office of Finance Expenses	790	738	52	7.0%	2,467	2,344	123	5.2%
Other	318	382	(64)	(16.8)%	967	1,316	(349)	(26.5)%

Total other expense	$10,897	$9,396	$1,501	16.0%	$29,968	$30,995	$(1,027)	(3.3)%

The increase in Total other expense for the three months ended September 30, 2008, compared to the same period in 2007, was primarily due to higher Compensation and benefits resulting from increased staffing and incentive compensation accruals as well as higher Other operating expenses resulting from increased professional fees and contractual services.

The decrease in Total other expense for the nine months ended September 30, 2008, compared to the same period in 2007, was primarily due to lower Compensation and benefits resulting from a net decrease in expense for our qualified and non-qualified defined benefit plans, mainly due to a $3.2 million charge during the first quarter of 2007 related to the early retirement incentive offered to certain employees. This decrease was partially offset by increased salaries and incentive compensation accruals in 2008. The decrease in Total other expense was also partially offset by increased Other operating expenses due to higher professional fees, contractual services and expenses attributable to higher staffing levels.

AHP and REFCORP Assessments

The financial obligations of AHP and REFCORP assessments as described below are statutorily required.

AHP. The Federal Home Loan Banks are required to contribute annually, in the aggregate, the greater of $100 million or 10% of their Net Income, before interest expense for Mandatorily redeemable capital stock that is classified as debt, and after the REFCORP assessments to fund the AHP. The AHP expense for the three months ended September 30, 2008, was $5.7 million compared to $3.7 million for the same period in 2007, and the AHP expense for the nine months ended September 30, 2008, was $16.3 million compared to $10.0 million for the same period in 2007.

REFCORP. With the Financial Services Modernization Act of 1999, Congress established a fixed payment of 20% of Net Income after the AHP obligation as the REFCORP payment beginning in 2000 for each Federal Home Loan Bank. The law also calls for an adjustment to be made to the total number of REFCORP payments due in future years so that, on a present value basis, the combined REFCORP payments of all 12 Federal Home Loan Banks are equal in amount to what had been required under the previous calculation method. The 20% fixed percentage REFCORP rate applied to earnings resulted in expenses of $12.1 million for the three months ended September 30, 2008, compared to $7.9 million for the same period in 2007, and $34.8 million for the nine months ended September 30, 2008, compared to $21.1 million for the same period in 2007.

The increases in both AHP and REFCORP are directly attributable to our increase in Income Before Assessments.

Business Segments

We manage our business by grouping the income and expenses from our products and services within two business segments: Traditional, which includes credit services (such as Advances, letters of credit, and lines of credit), investments (including AFS, MBS and ABS) and deposits; and MPP, which consists of mortgage loans purchased from our members.

The following tables set forth our financial performance by operating segment for the three and nine months ended September 30, 2008, and 2007:

Traditional

($ amounts in thousands)

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2008	2007	2008	2007
Net Interest Income	$50,570	$42,066	$156,222	$113,460
Other income (loss)	7,482	1,342	11,844	168
Other expenses	10,214	8,646	28,137	28,711

Income Before Assessments	47,838	34,762	139,929	84,917

AHP	4,172	3,026	12,207	7,480
REFCORP	8,733	6,348	25,544	15,488

Total assessments	12,905	9,374	37,751	22,968

Net Income	$34,933	$25,388	$102,178	$61,949

The increase in Net Income for the Traditional segment for the three and nine months ended September 30, 2008, compared to the same periods in 2007, was primarily due to the following factors:

•	an increase in Net Interest Income resulting from higher interest-earning assets, higher net equity and wider spreads;

•	an increase in Other income (loss) due to fair value adjustments made in accordance with SFAS 133 that resulted in a gain in Net gain (loss) on derivatives and hedging activities; and

•	the changes in Other expenses as described in “Other Expense” herein.

These increases were partially offset by an increase in Total assessments that is consistent with the higher level of Income Before Assessments.

MPP

($ amounts in thousands)

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2008	2007	2008	2007
Net Interest Income	$19,654	$9,372	$53,873	$32,878
Other income (loss)	(598)	(136)	(1,653)	(250)
Other expenses	683	750	1,831	2,284

Income Before Assessments	18,373	8,486	50,389	30,344

AHP	1,500	693	4,114	2,477
REFCORP	3,375	1,558	9,255	5,573

Total assessments	4,875	2,251	13,369	8,050

Net Income	$13,498	$6,235	$37,020	$22,294

The increase in Net Income for the MPP segment for the three and nine months ended September 30, 2008, compared to the same periods in 2007, was primarily due to:

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

Analysis of Financial Condition

Advances

Advances increased by $3.9 billion or 14.6% during the first nine months of 2008 to $30.7 billion, compared to $26.8 billion at December 31, 2007. This increase was primarily caused by increased demand for Advances from many of our members, in particular, larger banks and insurance companies. Advances at par to insurance company members have increased to $4.4 billion, or 14.5% of total Advances, at par, at September 30, 2008, compared to $3.0 billion, or 11.3% of total Advances, as of December 31, 2007.

In general, Advance balances fluctuate in accordance with our members’ funding needs related to their mortgage pipelines, investment opportunities, other balance sheet strategies, and the cost of alternative funding opportunities.

A breakdown of Advances, at par value, by primary product line, as of September 30, 2008, and December 31, 2007, is provided below:

Advances by Product Line

($ amounts in thousands, at par)

	September 30, 2008		December 31, 2007
	$ amount	% of Total	$ amount	% of Total
Fixed-rate bullet	$17,171,973	56.6%	$16,387,203	62.1%
Putable	5,645,000	18.6%	4,982,550	18.9%
Adjustable (1)	3,689,034	12.2%	2,006,134	7.6%
Fixed-rate amortizing	2,433,542	8.0%	2,088,120	7.9%
Variable	1,219,263	4.0%	936,785	3.5%
Callable	171,845	0.6%	—	—

Total Advances, at par value	$30,330,657	100.0%	$26,400,792	100.0%

(1)	Includes two outstanding Advances with a total par of $15 million modified from Putable Advances to Adjustable Advances and accounted for in accordance with Emerging Issues Task Force 01-07, Creditor’s Accounting for a Modification or Exchange of Debt Instruments. These two Advances have $0.46 million, and $0.59 million in remaining deferred fees outstanding as of September 30, 2008, and December 31, 2007, respectively.

Federal funds sold

As of September 30, 2008, Federal funds sold totaled $10.0 billion, a decrease of $1.3 billion from December 31, 2007, primarily due to the increase in Advances and purchase of AFS securities.

Available-for-sale Securities

AFS securities were $1.6 billion at September 30, 2008, compared to $0 at December 31, 2007. We purchased AAA-rated agency debentures for our Available-for-sale portfolio during the first nine months of 2008 in order to utilize capital capacity and take advantage of investment opportunities.

Held-to-maturity Securities

Held-to-maturity securities decreased to $6.9 billion at September 30, 2008, compared to $8.4 billion at December 31, 2007, due to a decrease of $1.7 billion in Held-to-maturity CDs, partially offset by an increase of $0.2 billion from purchases of MBS made within the regulatory limit of three times our Total regulatory capital.

The Finance Agency’s regulations provide that the total book value of our investments in MBS and ABS must not exceed 300% of our Total regulatory capital, consisting of Retained earnings, Class B stock, and Mandatorily redeemable capital stock, as of the previous month end on the day we purchase the securities. If our outstanding investments in MBS and ABS exceed the limitation at any time, but were in compliance at the time we purchased the investments, we would not be considered out of compliance with the regulation. However, we would not be permitted to purchase additional MBS or ABS until we were back within the capital limitation. We were in compliance with this limit at September 30, 2008, and December 31, 2007.

On March 24, 2008, the Finance Board passed a resolution to temporarily grant the Federal Home Loan Banks the ability to purchase additional MBS and ABS, not to exceed 600% of Total regulatory capital, in order to increase liquidity in the MBS markets. Investments under this authority are limited to Fannie Mae and Freddie Mac MBS, and this authority will expire on March 31, 2010. Each Federal Home Loan Bank must have the approval of its board, provide notice to the Finance Agency of its intention to participate, and meet certain reporting and recordkeeping requirements with the Finance Agency in order to invest up to the increased limit. It is not known at this time whether we will participate or on what terms our board may authorize any increased investment in MBS under this temporary authority.

The following tables summarize the held-to-maturity securities with unrealized losses as of September 30, 2008, and December 31, 2007. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position ($ amounts in thousands, except as noted below).

	Less than 12 months		12 months or more		Total
September 30, 2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS and ABS
U.S. agency obligations – Guaranteed	$—	$—	$—	$—	$—	$—
GSEs	1,415,648	(15,715)	317,012	(13,484)	1,732,660	(29,199)
Other (1)	3,170,015	(239,721)	1,179,362	(131,674)	4,349,377	(371,395)

Total temporarily impaired	$4,585,663	$(255,436)	$1,496,374	$(145,158)	$6,082,037	$(400,594)

(1)	Included in the column for Unrealized Losses Less than 12 months are three securities we purchased from Bank of America Mortgage Securities, an affiliate of a member, with an amortized cost of $73.9 million and a market value of $71.0 million. Included in the column for Unrealized Losses 12 months or more is a security we purchased from Bank of America Mortgage Securities with an amortized cost of $47.6 million and a market value of $45.4 million.

	Less than 12 months		12 months or more		Total
December 31, 2007	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS and ABS
U.S. agency obligations – Guaranteed	$—	$—	$20,724	$(33)	$20,724	$(33)
GSEs	—	—	603,326	(17,110)	603,326	(17,110)
Other (1)	553,179	(3,808)	3,143,443	(81,147)	3,696,622	(84,955)

Total temporarily impaired	$553,179	$(3,808)	$3,767,493	$(98,290)	$4,320,672	$(102,098)

(1)	Included in the column for Unrealized Losses 12 months or more were two securities we purchased from Bank of America Mortgage Securities with an amortized cost of $76.1 million and a market value of $74.4 million.

The unrealized losses on our investments in MBS and ABS reflected above were caused by continued general deterioration in the credit performance of mortgage loans and declining housing prices, compounded by the effect of forced portfolio liquidations by certain large investors, which resulted in the current reduced liquidity in the credit markets. We have performed an other-than-temporary-impairment analysis and we do not consider these investments to be other-than-temporarily impaired at September 30, 2008, or at December 31, 2007. See “Investments – Other-than-temporary-impairment Analysis” in the Risk Management section herein for more information on our other-than-temporary impairment analysis.

Mortgage Loans Held for Portfolio, Net

We purchase mortgage loans from our members through our MPP. At September 30, 2008, after considering the effects of premiums, discounts, SFAS 133 basis adjustments, and allowances for credit losses on mortgage loans, we held $8.9 billion in mortgage loans purchased from our members, compared to $9.4 billion at December 31, 2007. We anticipate that our outstanding Mortgage loans held for portfolio will continue to decrease during 2008 due to the loss of several large sellers of new mortgage loans, the reduction of outstanding balances due to maturity or prepayment, and our transition to purchasing loans primarily from small to mid-size members.

Some of the other factors that impact the volume of mortgage loans purchased through the MPP include the general level of housing activity in the U.S., the level of refinancing activity, and consumer product preferences. In accordance with our MPP policy for conventional loans, we purchase conforming, fixed-rate, fixed-term mortgage loans.

The following table presents the composition of our outstanding purchased mortgage loans at September 30, 2008, and December 31, 2007:

Mortgage Loans Held for Portfolio

($ amounts in thousands)

	September 30, 2008
	Long-term(1)	Medium- term(2)	Total
Unpaid principal balance	$7,571,009	$1,302,243	$8,873,252
Deferred net premium	3,469	5,732	9,201
Basis adjustments from terminated fair value hedges, and loan commitments.	17,607	(707)	16,900

Total mortgage loans held for portfolio	$7,592,085	$1,307,268	$8,899,353

	December 31, 2007
	Long-term(1)	Medium- term(2)	Total
Unpaid principal balance	$7,959,694	$1,407,128	$9,366,822
Deferred net premium	2,945	6,249	9,194
Basis adjustments from terminated fair value hedges, and loan commitments.	20,866	(125)	20,741

Total mortgage loans held for portfolio	$7,983,505	$1,413,252	$9,396,757

(1)	Long-term is defined as an original term greater than 15 years.

(2)	Medium-term is defined as an original term of 15 years or less.

The Finance Agency’s credit risk-sharing regulations require us to use SMI providers that are rated at least AA-. In accordance with the regulation, we use a model to re-evaluate the mortgage pools when there is evidence of credit quality declines in the underwriting mortgage pools. Based on the rating downgrade of MGIC and the overall deterioration in the housing market, we performed a comprehensive analysis of all mortgage pools during the third quarter. This credit quality review was not limited to the downgrade of the SMI providers, but included factors such as home price changes. As a result of this analysis, we are currently holding an additional $4.7 million of risk-based capital allocated to MPP.

As noted in the table below, both of our SMI providers have been downgraded below the level required by Finance Agency regulations. Genworth was downgraded to A+ by Fitch on October 17, 2008 and MGIC was downgraded below AA- earlier this year by all three NRSROs. We are in discussions with the Finance Agency to determine the appropriate resolution to the SMI provider downgrade issue.

The following table presents the credit ratings of our SMI providers at October 31, 2008:

	S&P Credit rating	Moody’s Credit rating	Fitch Credit rating
MGIC	A Outlook negative	A1 Watch negative	A- Outlook negative
Genworth	AA- Outlook negative	Aa3 Watch negative	A+ Outlook negative

Deposits (Liabilities)

Total deposits were $1.1 billion at September 30, 2008, compared to $0.6 billion at December 31, 2007. These deposits represent a relatively small portion of our funding, and they vary depending upon market factors, such as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.

Consolidated Obligations

At September 30, 2008, the carrying values of Discount notes and CO Bonds issued on our behalf totaled $18.5 billion and $35.1 billion, respectively, compared to $22.2 billion and $30.3 billion, respectively, at December 31, 2007. The overall balance of our COs fluctuates in relation to our Total assets. For the nine months ended September 30, 2008, the increase in our COs was primarily attributable to the increases in our Advances and Available-for-sale securities. See “Financial Trends in the Capital Markets” for more information on the recent capital market events that have influenced the issuance of our COs.

Derivatives

As of September 30, 2008, and December 31, 2007, we had derivative assets net of collateral held or paid including accrued interest with market values of $4.9 million and $1.9 million, respectively, and derivative liabilities net of collateral held or paid including accrued interest with market values of $398.4 million and $304.7 million, respectively. These amounts reflect the impact of interest rate changes that affected the market value of our derivatives. We record all derivative financial instruments on the Statements of Condition at their fair value with changes in the fair value of all derivatives, excluding collateral, recorded through earnings.

The principal derivative instruments we use are interest-rate swaps and TBAs. We classify interest-rate swaps as derivative assets or liabilities according to the net fair value of the interest-rate swaps with each counterparty. Because these swaps are covered by a master netting agreement, they are classified as an asset if the net fair value of the interest rate swaps with a counterparty is positive or as a liability if the net fair value of the interest rate swaps with a counterparty is negative. TBAs are not covered by a master netting agreement and are recorded as a derivative asset or liability based upon fair value. Increases and decreases in the fair value of each of these instruments are primarily caused by market changes in the derivative’s underlying interest rate index. See “Risk Management – Credit Risk Management – Derivatives” for information related to the bankruptcy of Lehman Brothers Holding Company, the guarantor of our former counterparty, Lehman Brothers Special Financing.

Capital

Total capital increased to $2.4 billion at September 30, 2008, compared to $2.2 billion at December 31, 2007. The following table presents the components of this $0.2 billion increase:

Total Capital

($ amounts in thousands)

	Capital Stock	Retained Earnings	Other Comprehensive Income	Total
Balance at December 31, 2007	$2,002,863	$202,111	$(6,042)	$2,198,932
Reclassification to Mandatorily redeemable capital stock related to membership withdrawal	(42,977)			(42,977)
Proceeds from the sale of capital stock	213,671			213,671
Net Income		139,198		139,198
Mandatorily redeemable capital stock distributions		(183)		(183)
Dividends paid		(77,360)		(77,360)
Net unrealized loss on available-for-sale securities			(10,985)	(10,985)
Pension and post-retirement benefits			2,227	2,227

Balance at September 30, 2008	$2,173,557	$263,766	$(14,800)	$2,422,523

Total Regulatory Capital

Our total regulatory capital consists of Retained earnings, Class B stock, and Mandatorily redeemable capital stock. Mandatorily redeemable capital stock is classified as a liability in accordance with GAAP on our Statements of Condition.

As of September 30, 2008, $700.7 million or 29% of our total regulatory capital stock balance, which consists of Class B stock and Mandatorily redeemable capital stock, was comprised of stock not required as a condition of membership or to support services to members, compared to $649.3 million or 30% at December 31, 2007. The increase of $51.4 million in excess stock was primarily due to the decrease in the use of Advances by some of our members. In general, the level of excess stock fluctuates with our members’ demand for Advances.

Retained Earnings

Retained earnings equaled $263.8 million at September 30, 2008, an increase of $61.7 million compared to December 31, 2007. The following table quantifies the net change in Retained earnings:

Net Income versus Dividends Paid

($ amounts in thousands)

	For the Nine Months ended September 30,
	2008	2007
Net Income	$139,198	$84,243
Dividends paid	(77,360)	(64,806)
Mandatorily redeemable capital stock distributions	(183)	(74)

Change in Retained earnings	$61,655	$19,363

Our Retained Earnings Policy establishes guidelines for our board to use in determining the amount of earnings to retain. These guidelines include, but are not limited to: (i) a retained earnings target that is comprised of market, credit, operations and accounting risk components; (ii) the impact on our members;

and (iii) the stability of stock and membership levels. The retained earnings target reflects a minimum Retained earnings balance after the quarterly dividend is paid. We may choose to retain more earnings as part of our capital planning process. The Retained earnings balance at September 30, 2008, adjusted for the third quarter dividend of $21.6 million that was announced on October 20, 2008, was $242.2 million.

Our retained earnings target can be superseded by Finance Agency mandates, either by an order specific to us, by issuance of new advisory guidelines, or by promulgation of new regulations requiring a level of Retained earnings that is different from our currently targeted level. Over time, and as our risk profile changes, we will continue to evaluate our Retained earnings position.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity are short-term investments and the issuance of new COs in the form of CO Bonds and Discount notes. As of October 31, 2008, the COs were rated Aaa/P-1 by Moody’s and AAA/A-1+ by S&P. Typically, we have had excellent access to the capital markets as a result of these ratings and our status as a GSE. HERA temporarily authorizes the U.S. Department of Treasury to purchase obligations issued by the Federal Home Loan Banks in any amount deemed appropriate by the U.S. Department of Treasury. In addition, under certain circumstances, the U.S. Department of Treasury may acquire up to $4.0 billion of the Federal Home Loan Banks’ COs, which would offer additional liquidity to the Federal Home Loan Banks, if needed. This temporary authorization expires December 31, 2009. See “Risk Factors – Our Credit Rating Could be Lowered” in our 2007 Form 10-K, for a discussion of events that could have a negative impact on the rating of these COs. Also, see “Financial Trends in the Capital Markets” for more information on recent market events that affect our liquidity.

We maintain a contingency liquidity plan designed to enable us to meet our obligations and the liquidity needs of our members in the event of operational disruptions at the Federal Home Loan Banks or the Office of Finance, or short-term capital market disruptions. The Finance Agency may require us to hold additional liquidity from time to time. In accordance with our contingency liquidity plan, we might be required to rely upon asset-based liquid reserves to meet our cash flow obligations. Member deposits and other short-term borrowings, such as Federal funds purchased, securities sold under agreements to repurchase, and loans from other Federal Home Loan Banks provide additional sources of liquidity. On a daily basis, we model our cash commitments and expected cash flows to determine our liquidity position.

On September 9, 2008, each of the twelve Federal Home Loan Banks entered into a lending agreement with the U.S. Department of Treasury in connection with the Treasury’s establishment of a GSECF as authorized by HERA. The GSECF is designed to serve as a contingent source of liquidity for the housing GSEs, including each of the Federal Home Loan Banks. This credit facility will be available until December 31, 2009. Any borrowings by one or more Federal Home Loan Banks under this facility are considered COs with the same joint and several liability as all other COs. The terms of any borrowings are agreed to at the time of issuance. Loans under the Lending Agreement are to be secured by collateral acceptable to the U. S. Department of Treasury, which consists of Advances to members that have been collateralized according to regulatory standards and MBS issued by Fannie Mae or Freddie Mac. Each Federal Home Loan Bank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent for the U.S. Department of Treasury, a list of eligible collateral, updated on a weekly basis. As of September 30, 2008, we provided a listing of $10.8 billion of Advances that may be pledged as collateral, which would provide for maximum borrowings of $9.4 billion. The amount of collateral available can be expanded or contracted at any time through the delivery of an updated listing of collateral. As of October 31, 2008, we have not drawn on this available source of liquidity and have no immediate plans to do so.

We have cash and other investments, including Federal funds sold, which totaled $10.0 billion at September 30, 2008, and $11.3 billion at December 31, 2007, to support our ongoing liquidity needs.

Capital Resources

The following table presents minimum capital ratios, permanent and risk-based capital requirement amounts, and various leverage ratios as of September 30, 2008, and December 31, 2007:

Regulatory Capital Requirements

($ amounts in thousands)

	As of September 30, 2008	As of December 31, 2007
Minimum regulatory capital ratio requirement	4.00%	4.00%
Minimum regulatory capital requirement	$2,332,443	$2,242,190
Actual regulatory capital ratio (1)	4.53%	4.23%
Permanent capital (2)	$2,643,769	$2,368,443
Risk-based capital requirement	$503,410	$439,867
Minimum regulatory leverage ratio	5.00%	5.00%
Minimum regulatory leverage capital requirement	$2,915,554	$2,802,738
Actual regulatory leverage ratio	6.80%	6.34%
Actual regulatory leverage capital	$3,965,654	$3,552,664

(1)	The regulatory capital ratio is calculated by dividing permanent capital by Total assets.

(2)	Permanent capital is defined as Retained earnings, Class B Stock, and Mandatorily redeemable capital stock.

Mandatorily Redeemable Capital Stock

At September 30, 2008, we had $206.4 million in capital stock subject to mandatory redemption, compared to $163.5 million in capital stock subject to mandatory redemption at December 31, 2007. The following table presents the components of this $42.9 million increase ($ amounts in thousands):

	Number of Former Members	Amount
Balance at December 31, 2007	16	$163,469
Due to mergers and acquisitions	4	42,977
Redemptions/repurchases during the period	—	(183)
Accrued dividends classified as mandatorily redeemable	—	183

Balance at September 30, 2008	20	$206,446

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

In addition to the Mandatorily redeemable capital stock, we had $39.7 million of excess and other stock subject to a redemption request at September 30, 2008, and $56.2 million of excess and other stock subject to a redemption request at December 31, 2007. These stock redemption requests are not subject to reclassification from equity to liability, as the requesting member may revoke its request at any time, without penalty, throughout the five-year waiting period, and the amount ultimately redeemed, if any, is contingent on the member meeting various stock requirements on the redemption date. These requests are not considered substantive in nature, and, therefore, these amounts are not classified as a liability.

The following table shows the amount of all pending capital redemption requests received from members by year of redemption at September 30, 2008, and December 31, 2007 ($ amounts in thousands):

Pending Capital Redemption Requests

($ amounts in thousands)

Contractual Year of Redemption	September 30, 2008	December 31, 2007
Due in 1 year or less	$13,384	$4,643
Due after 1 year through 2 years	3,329	8,748
Due after 2 years through 3 years	117,809	3,883
Due after 3 years through 4 years	63,773	179,011
Due after 4 years through 5 years	47,877	23,422

Total	$246,172	$219,707

Capital Distributions

We may, but are not required to, pay dividends on our stock. Dividends may be paid in cash or Class B Stock out of current and previously Retained earnings, as authorized by our board, and subject to Finance Agency regulations. Finance Agency regulations prohibit a Federal Home Loan Bank from issuing new excess stock if the amount of excess stock outstanding exceeds one percent of the Bank’s Total assets. Therefore, we have not been permitted to pay stock dividends because our excess stock balance has exceeded 1.00% of our Total assets. At September 30, 2008, our outstanding excess stock of $700.7 million was equal to 1.20% of our Total assets.

Cash dividends on Class B-1 Stock were paid at an annualized rate of 5.25% during the third quarter of 2008 and 4.50% during the third quarter of 2007 based on our earnings for the second quarters of 2008 and 2007. The decrease in our dividend payout ratio as shown in the Financial Highlights table herein for the quarter ended September 30, 2008, compared to the quarter ended September 30, 2007, reflects our board’s decision to focus on our Retained earnings, taking into consideration our financial position and the current market environment.

On October 20, 2008, we announced a cash dividend on our Class B-1 stock of 4.75% (annualized) based on our results for the third quarter of 2008. On October 19, 2007, we announced a cash dividend on our Class B-1 stock of 4.50% (annualized), based on our results for the third quarter of 2007. Future dividends will be determined based on income earned each quarter, our Retained Earnings Policy, and capital management considerations.

Off-balance Sheet Arrangements

During the third quarter of 2008, each of the twelve Federal Home Loan Banks entered into a Lending Agreement with the U.S. Department of Treasury in connection with the U.S. Department of Treasury’s establishment of the GSECF designed to serve as a contingent source of liquidity for the housing GSEs, including the Federal Home Loan Banks. See “Liquidity and Capital Resources” herein for more information on the Lending Agreement. In addition, under certain circumstances, the U.S. Department of Treasury may acquire up to $4.0 billion of the Federal Home Loan Banks’ COs, which would offer us additional liquidity, if needed.

Commitments that legally bind and unconditionally obligate us for additional Advances and letters of credit totaled approximately $68.6 million and $10.9 million at September 30, 2008, and December 31, 2007, respectively. The increase is primarily due to an increase in funds-only commitments on Advances. Funds-only commitments generally are for periods up to six months, do not provide for a guaranteed interest rate and are conditional on availability of our funds and the members compliance with our collateral and other requirements. Based on management’s credit analyses and collateral requirements, we do not deem it necessary to record any additional liability on these commitments.

Commitments that unconditionally obligate us to fund/purchase mortgage loans totaled $34.7 million and $40.2 million at September 30, 2008, and December 31, 2007, respectively. Commitments are generally for periods not to exceed 91 days.

Unused lines of credit totaled $181.0 million at September 30, 2008, and $158.2 million at December 31, 2007.

Recent Accounting and Regulatory Developments

Accounting Developments

See Notes 1 and 2 of the Financial Statements contained in Item 1 of Part 1 for a description of how recent accounting developments may impact our results of operations or financial condition.

Regulatory Developments

Proposed Changes in GSE Regulation and Programs

Legislative Action

HERA was enacted on July 30, 2008. HERA is designed to, among other things, address the current housing finance crisis, expand the Federal Housing Administration’s financing authority and address GSE reform issues. We are currently reviewing the impact and effect of HERA on our business and operations. Highlights of significant provisions of HERA that directly affect us include the following:

•

Creates a newly established federal agency regulator, the Finance Agency that has become the new federal regulator of the Federal Home Loan Banks, Fannie Mae and Freddie Mac effective on the date of enactment of HERA. Our former regulator, the Finance Board, will be abolished one year after the date of enactment of HERA. Finance Board regulations, policies, and directives have been transferred to the new Finance Agency and the Finance Board has substantially wound up its affairs. We will be responsible for our share of the operating expenses for both the Finance Agency and the Finance Board.

•

Authorizes the U.S. Department of Treasury to purchase obligations issued by the Federal Home Loan Banks, in any amount deemed appropriate by the U.S. Department of Treasury. This temporary authorization, which expires December 31, 2009, is in addition to the U.S. Department of Treasury’s authority to acquire up to $4.0 billion of the Federal Home Loan Banks’ COs under certain circumstances. There have been no borrowings outstanding under this authority since 1977. We have no immediate plans to utilize the Treasury lines.

•

Provides that the director of the Finance Agency (the “Director”) will be responsible for setting risk-based capital standards for the Federal Home Loan Banks and other capital standards and reserve requirements for Federal Home Loan Bank activities and products. The Director shall, under the law, have three deputies, one responsible for safety and soundness oversight for Fannie Mae and Freddie Mac, one responsible for safety and soundness oversight of the Federal Home Loan Banks, and one responsible for the oversight of the housing mission and goals of Fannie Mae and Freddie Mac, as well as the housing finance and community and economic development mission of the Federal Home Loan Banks.

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

•

Allows Federal Home Loan Banks to voluntarily merge with the approval of the Director, their respective boards of directors, and their respective members and requires the Director to issue regulations regarding the conditions and procedures for voluntary mergers, including procedures for Bank approval.

•	Allows the Director to liquidate or reorganize a Federal Home Loan Bank upon notice and hearing.

•	Allows Federal Home Loan Bank districts to be reduced to fewer than eight districts as a result of a voluntary merger or as a result of the Director’s action to liquidate a Federal Home Loan Bank.

•	Provides Federal Home Loan Bank membership eligibility for “Community Development Financial Institutions.”

•	Redefines “Community Financial Institutions” as those institutions that have assets not exceeding $1.0 billion and adds “community development activities” as eligible collateral.

•	Provides that each Bank shall establish an office for diversity in management, employment and business activities.

•	Provides that the Federal Home Loan Banks are subject to prompt corrective action enforcement provisions similar to those currently applicable to national banks and federal savings associations.

•

Subject to Director regulation, increases the secondary market conforming loan limits for home mortgages eligible for purchase under the MPP and authorizes the Director to establish low- and very low-income housing goals for the program.

•	Authorizes a Federal Home Loan Bank, on behalf of one or more members, to issue letters of credit to support tax-exempt bond issuances.

•

Authorizes a Federal Home Loan Bank, under its AHP, to provide grants for the refinancing of home loans for families having an income at or below 80% of the applicable area median income. This authority expires two years after enactment of HERA.

On October 3, 2008, the U.S. Congress enacted the Emergency Economic Stabilization Act of 2008 (“EESA”) in an effort to restore liquidity and stability to the U.S. financial system. The fundamental component of EESA is TARP. The new law gives broad authority to the Secretary of the Treasury to purchase troubled assets of U.S. financial institutions. On October 14, 2008, the Secretary of the Treasury announced that TARP would also be used to acquire equity positions in U.S. financial institutions. At this time, we are unable to predict the impact of the EESA, TARP, or the programs implemented thereunder, on our future operating results.

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

The Finance Board also issued a proposed rule that would permit the Federal Home Loan Banks to establish AHP homeownership set-aside programs for the purpose of refinancing or restructuring eligible households’ nontraditional or subprime owner-occupied mortgage loans through June 30, 2011. Comments on the proposed rule were due by June 16, 2008. It is not yet known how or if the proposed rule would affect our current AHP programs, including HomeRetain, a program designed to help members assist customers in danger of foreclosure.

On July 1, 2008, the Finance Board issued Advisory Bulletin 2008-AB-02 (the “Advisory Bulletin”) on the application of guidance on nontraditional and subprime residential mortgage loans to specific Federal Home Loan Bank assets. This Advisory Bulletin supplements Advisory Bulletin 2007-AB-01 by providing written guidance regarding mortgages purchased under the acquired member assets programs, investments in private-label MBS and collateral securing Advances. The Advisory Bulletin was effective upon issuance. The Advisory Bulletin states that mortgage loan commitments and/or underlying mortgages related to private-label MBS and/or collateral securing Advances entered into by the Federal Home Loan Banks must comply with all aspects of the Interagency Guidance on Nontraditional Mortgage Product Risks and Statement on Subprime Mortgage Lending published by the Federal banking regulatory agencies. We have updated our “Subprime and Nontraditional Residential Mortgage Policy” to comply with this Advisory Bulletin.

Golden Parachute Payments. On September 16, 2008, the Finance Agency published in the Federal Register an interim final rule setting forth factors to be taken into account by the Director of the Finance Agency when determining whether to prohibit or limit golden parachute and indemnification payments to “entity-affiliated parties” of Fannie Mae, Freddie Mac and the Federal Home Loan Banks. Such payments may be limited or prohibited if they are contingent upon the insolvency of the regulated entity (i.e., Fannie Mae, Freddie Mac, and the Federal Home Loan Banks), or are received on or after the date on which the entity became insolvent, a conservator or receiver is appointed, or the Director of the Finance Agency determines that the entity is in a “troubled condition” (to be defined in Finance Agency regulations). In general, those standards contemplate an assessment of the entity-affiliated party’s culpability with respect to the entity’s financial condition. Effective September 23, 2008, the Finance Agency rescinded the portion of the interim final rule published in the Federal Register on September 16, 2008 that relates to indemnification payments. The Federal Register notice of the Finance Agency’s action states that this portion of the rule will be subject to a separate rulemaking. On October 31, 2008, we filed comments with the Finance Agency, suggesting clarification of certain aspects of the Interim Final Rule with respect to the scope of the term “golden parachute payments” and whether the rule will impact existing compensation arrangements at the Federal Home Loan Banks. We have not yet determined the effect of these rules on employee recruitment and retention or on director service.

Director Elections. HERA significantly restructures the manner in which the Federal Home Loan Banks’ directors are elected. HERA divides the directorships of Federal Home Loan Banks into two categories, member directorships and independent directorships. Both types of directorships are filled by a vote of the members. Elections for member directors are held on a state-by-state basis. Independent directors are elected at large by all the members in the Federal Home Loan Bank district without regard to state. Member directors must always make up a majority of the board seats, and the independent directorships must comprise at least 40% of the entire board. The term of office of directors elected after July 30, 2008, is four years, unless otherwise directed by the Finance Agency in order to achieve an appropriate staggering of terms.

Under HERA, there are two types of independent directors, public interest directors and other independent directors. We are required to have at least two public interest directors. The nominee’s eligibility will be verified via Finance Agency prescribed application and eligibility certification forms before their names are placed on the ballots. Public interest directors must have more than four years’ experience in representing consumer or community interests in banking services, credit needs, housing, or consumer financial protections. Other independent directors must have demonstrated knowledge or experience in auditing or accounting, derivatives, financial management, organizational management, project development or risk management practices, or other expertise established by Finance Agency regulations.

HERA prohibits an independent director from serving as an officer of any Federal Home Loan Bank and from serving as a director, officer, or employee of any member of the Federal Home Loan Bank on whose board the director sits, or of any recipient of any Advances from that Federal Home Loan Bank. The Finance Agency will impose HERA’s requirements on newly chosen independent directors, but will deem existing public interest directors who qualified and were designated under previous Bank Act provisions to be public interest directors for the remainder of their existing terms.

Pursuant to a Finance Agency Order issued September 24, 2008, under HERA, we are required to have 19 seats on our board of directors for 2009. The 19 seats shall be comprised of five Indiana member directors, six Michigan directors, and eight independent directors. The Finance Agency has directed that we elect two Indiana member directors to four-year terms in the 2008 election. We are in the process of finalizing the election process for the Indiana member directors.

The Finance Agency has directed that we elect one Michigan member director to a two-year term in the 2008 election. We are now in the process of conducting that election.

The Finance Agency has designated four independent director seats for our district to be filled in the 2008 election. The persons who receive the two greatest numbers of votes will each serve for a four-year term. The person who receives the third greatest number of votes will serve for a three-year term, and the person who receives the fourth highest number of votes will serve for a two-year term. Each nominee for an independent director seat must receive at least 20% of the number of votes eligible to be cast in the election.

Our board of directors will nominate a slate of independent directors to be voted on, after consultation with our Advisory Council and the Finance Agency. It is expected that this election will also be conducted during 2008. Accordingly, it is expected that the new independent directors’ terms will commence in January 2009, as will the terms of the Indiana and Michigan member directors elected in 2008.

FDIC. On October 16 and 17, 2008, the FDIC published a 5-year plan for recapitalizing the Deposit Insurance Fund and a proposal to increase deposit insurance premiums in the Federal Register. The goal of the plan is to restore the Deposit Insurance Fund’s reserve ratio to its required minimum of 1.15%. Effective the first quarter of 2009, deposit insurance premiums will be increased for all four risk categories by seven basis points. A revised premium schedule that includes new risk factors will be instituted for subsequent quarters. New risk factors that can affect premiums include: a bank’s use of brokered deposits tied to rapid growth; a bank’s use of secured liabilities, including Federal Home Loan Bank Advances, loans from Federal Reserve Banks, and secured Federal funds and repurchase agreements; amount of outstanding long-term unsecured debt issued by an institution; and, for smaller institutions, levels of Tier 1 capital. We will provide a comment to the FDIC stating that its new premium rules should not unfairly disadvantage Federal Home Loan Banks’ collateralized lending.

AHP. Under HERA, the Federal Home Loan Banks are authorized, until July 30, 2010, to use AHP homeownership set-aside funds to refinance certain homeowners’ first mortgage loans on their primary residences. On October 17, 2008, the Finance Agency published an Interim Final Rule in the Federal Register containing provisions which allow each Federal Home Loan Bank, in its discretion, to establish a temporary program to use AHP set-aside funds to provide direct subsidies by our members to low- or moderate-income households which qualify for refinancing assistance under the “HOPE for Homeowners Program.” The HOPE for Homeowners program was established by HERA to help certain homeowners refinance into more affordable, sustainable loans, and is thus designed to keep borrowers in their homes. Under the HOPE for Homeowners Program and the Finance Agency’s Interim Final Rule, lenders which are approved by the FHA may refinance loans that will qualify for FHA insurance coverage if the amount of the loan is reduced to no more than 90% of the currently appraised value of the owner-occupied property. Comments on the Finance Agency’s Interim Final Rule are due no later than December 16, 2008.

We have not yet determined the manner in which we will utilize this new program as part of our existing AHP.

Risk Management

The U.S. residential mortgage market weakened substantially during the second half of 2007. The various factors that have caused this broad credit market deterioration in the housing and mortgage markets have worsened during the first nine months of 2008 and are expected to continue at least through the end of 2008. During late 2007, and continuing through the first three quarters of 2008, risk aversion escalated in the marketplace as mortgage-related securities, particularly those backed by subprime or Alt-A mortgage loans, have been subject to numerous rating agency downgrades. Concern over the impact of subprime loans caused the subprime-related credit markets to deteriorate considerably, and this deterioration has spread to the broader credit markets. In particular, the market for mortgage-related securities has been characterized by high levels of volatility and uncertainty, reduced demand and liquidity, and significantly wider credit spreads. The Federal Reserve attempted to prevent a serious and extended economic downturn resulting from these mortgage market difficulties by taking significant interest rate reduction and liquidity actions. See “Financial Trends in the Capital Markets” and “Regulatory Developments” herein for information on actions taken by the Federal government to ease the crisis in the credit markets.

We are heavily dependent on the residential mortgage market through the collateral securing Advances and holdings of mortgage-related assets. We have outstanding credit exposures related to the MPP, investments in agency debentures and private-label and agency MBS, Federal funds sold and derivatives which may be impacted by the mortgage market deterioration.

We have the potential for exposure to a number of risks in pursuing our business objectives. One primary risk, market risk, is discussed in detail below under “Quantitative and Qualitative Disclosures about Market Risk.” Other critical risks may be broadly classified as credit, liquidity, operational, and business. Our credit risk management practices are discussed in the following section and a detailed discussion of the policies and practices that have been established to manage these risk positions can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in our 2007 Form 10-K.

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

Advances. We manage our exposure to credit risk on Advances through a combination of our collateral policy and ongoing reviews of our borrowers’ financial condition. We are prohibited by Section 10(a) of the Federal Home Loan Bank Act from making Advances without sufficient collateral to secure the Advance. Although we have never experienced a credit loss on an Advance to a member in over 75 years of existence, the continuing deterioration in the housing market has increased our credit risk and led us to enhance our collateral review and monitoring.

Protection is provided via thorough underwriting and collateralization before Advances are issued. We continue to evaluate the quality of collateral pledged to support Advances and have been working with members to obtain additional loan level detail to achieve better valuations. Based on overall declines in the valuation of mortgage collateral, we have increased over-collateralization requirements for certain types of collateral. We are also making changes to our internal valuation model, which will lower the ultimate lendable values provided on certain types of whole loan collateral. We have engaged outside pricing vendors to validate our modeled pricing on residential and commercial real estate collateral and have made pricing modifications, where appropriate. Quarterly, semi-annual, or annual credit analyses are performed on existing borrowers, with the frequency depending primarily on the financial condition of the borrower and/or the amount of our credit products outstanding.

We closely monitor the financial condition of all members and nonmember borrowers by reviewing certain available financial data, such as regulatory call reports filed by depository institution members, regulatory financial statements filed with the appropriate state insurance department by insurance company members, SEC filings, and rating-agency reports to ensure that potentially troubled members are identified as soon as possible. In addition, we have access to most members’ regulatory examination reports and when appropriate, contact members’ management teams to discuss performance and business strategies. We analyze this information on a regular basis. This analysis is utilized by credit services management in determining the appropriate collateral status for a member.

Members pledge and report collateral under blanket, listings or physical delivery status or a combination of the three via a hybrid status. Only certain financially sound depository institutions are eligible to pledge collateral on a blanket basis after review and approval of credit services management. De novo institutions and insurance companies are not eligible for blanket or listings reporting and must pledge collateral on a physical delivery basis. Any institution that has granted a blanket lien to another creditor is not eligible for blanket collateral reporting. Such institutions are required to pledge collateral on a delivery basis and may be eligible for listings if an inter-creditor or subordination agreement is executed. Regardless of an institution’s collateral status, securities collateral is only accepted via delivery status, either safekept with us or via a third party custodian that we have pre-approved. We assign members to a collateral status upon joining the Bank after the initial underwriting review. Members that demonstrate characteristics that evidence potential weakness in their financial condition are assigned to listings collateral status and, depending on the severity of the financial concerns, may be required to pledge collateral on delivery status.

Credit services management continually monitors members’ collateral reporting status and may require a member to change collateral status based upon deteriorating financial performance, results of on-site collateral reviews, or a high level of borrowings as a percentage of their assets. In addition, we maintain a credit products borrowing limit of 50% of a member’s adjusted assets, defined as total assets less borrowings from all sources. This limit may be waived by the approval of two of the following officers: President—CEO, SVP—Chief Banking Officer, or the VP—Credit Services Director. Credit underwriting will make a recommendation based upon such factors as the member’s credit rating, collateral quality, and earnings stability. Members whose total credit products exceed 50% of adjusted assets are monitored closely and are reported to senior management on a regular basis. As of September 30, 2008, only two members had Advances outstanding that exceeded 50% of their adjusted assets and both are on listings collateral status.

The assignment of a member to a collateral status category reflects our philosophy of increasing our level of control over the collateral pledged by the member based on our underwriting conclusions. Members pledging collateral on a blanket reporting status retain possession of eligible whole loan collateral pledged to us, provided the member executes a written security agreement and agrees to hold such collateral for our benefit. Members reporting collateral on a blanket reporting status must provide quarterly reports of all eligible collateral. Members pledging collateral under a listings collateral status retain possession of eligible whole loan collateral and execute a written security agreement and agree to hold such collateral for our benefit. Members reporting collateral on a listings basis must provide loan level detail on the pledged collateral on a monthly basis. Members pledging collateral on a physical delivery collateral status are required to place physical possession of all pledged eligible collateral with us or our approved custodian.

Our agreements with our borrowers require each borrowing entity to pledge sufficient eligible collateral to us to fully secure all outstanding extensions of credit, including Advances, accrued interest receivable, standby letters of credit, correspondent services, AHP transactions, and all indebtedness, liabilities or obligations arising or incurred as a result of a member transacting business with the Bank (collectively, extensions of credit) at all times. The assets that constitute eligible collateral to secure extensions of credit are set forth in Section 10(a) of the Federal Home Loan Bank Act. In accordance with the Federal Home Loan Bank Act, we accept the following assets as collateral:

•	Fully disbursed, whole first mortgages on improved residential property (not more than 60 days delinquent), or securities representing a whole interest in such mortgages;

•

Securities issued, insured, or guaranteed by the U.S. government or any agency thereof (including without limitation, MBS issued or guaranteed by Freddie Mac, Fannie Mae, and the Government National Mortgage Association);

•	Cash or deposits in a Federal Home Loan Bank; and

•	Other real estate-related collateral (“ORERC”) acceptable to us if such collateral has a readily ascertainable value and we can perfect our interest in the collateral.

In addition, in the case of any Community Financial Institution, as defined in accordance with the Federal Home Loan Bank Act, we may accept secured loans for small business and agricultural real estate.

In order to mitigate the credit risk, market risk, liquidity risk, and operational risk associated with collateral, we apply a discount to the book value or market value of pledged collateral to establish the lending value of the collateral. Collateral that we have determined to contain a low level of risk, such as U.S. government obligations, is discounted at a lower rate than collateral that carries a higher level of risk, such as commercial real estate mortgage loans.

We generally require all borrowing members to execute a security agreement that grants us a blanket lien on substantially all assets of the member. We protect our security interest in these assets by filing a Uniform Commercial Code (“UCC”) financing statement in the appropriate jurisdiction. Our employees conduct regular on-site reviews of collateral pledged by members to confirm the existence of the pledged collateral, to confirm that the collateral conforms to our eligibility requirements, and to score the collateral for concentration and credit risk. Based on the results of such on-site reviews, a member may have its over-collateralization requirements adjusted, limitations may be placed on the amount of certain asset types accepted as collateral, or in some cases, the member may be switched to a more stringent collateral reporting status. We may conduct an on-site collateral review at any time and review all borrowers on a periodic basis.

Our agreements with borrowers allow us, in our sole discretion, to refuse to make extensions of credit against any collateral, require substitution of collateral, or adjust the discounts applied to collateral at any time. We also may require members to pledge additional collateral regardless of whether the collateral would be eligible to originate a new extension of credit. Our agreements with our borrowers also afford us the right, in our sole discretion, to declare any borrower to be in default if we deem ourselves to be insecure.

Beyond these provisions, Section 10(e) of the Federal Home Loan Bank Act affords any security interest granted by a federally insured depository institution member or such a member’s affiliate to us priority over the claims or rights of any other party, including any receiver, conservator, trustee, or similar entity that has the rights of a lien creditor, unless these claims and rights would be entitled to priority under otherwise applicable law and are held by actual purchasers or by parties that are secured by actual perfected security interests. In this regard, the priority granted to our security interests under Section 10(e) may not apply when lending to insurance company members. This is due to the anti-preemption provision contained in the McCarran-Ferguson Act in which Congress declared that federal law would not preempt state insurance law unless the federal law expressly regulates the business of insurance. Thus, if state law conflicts with Section 10(e) of the Federal Home Loan Bank Act, the protection afforded by this provision may not be available to us. However, we protect our security interests in the collateral pledged by our members, including insurance company members, by filing UCC-1 financing statements, or by taking possession or control of such collateral, or by taking other appropriate steps.

The following table provides information regarding credit products outstanding with members and nonmember borrowers based on reporting status at September 30, 2008, along with their corresponding collateral balances. The table only lists collateral that is identified and pledged by members with outstanding credit products at September 30, 2008, and does not include all assets against which we have a lien via our security agreement and UCC filings.

Credit Products Outstanding and Collateral Pledged by Borrower Collateral Status

As of September 30, 2008

($ amounts in thousands, at face value)

	# of Borrowers	Credit Outstanding(1)	1st Lien Residential	ORERC/CFI	Securities/ Delivery	Total Collateral	Lendable Value(2)	Average Over- Collateralization(3)
Blanket	102	$3,919,288	$8,461,265	$2,215,921	$15,939	$10,693,125	$6,539,946	272.8%
Hybrid	75	7,914,977	8,021,250	5,270,523	2,777,962	16,069,735	10,025,078	203.0%
Listings	92	13,736,215	18,421,704	4,585,338	1,770,584	24,777,626	16,447,178	180.4%
Physical/Delivery	43	5,218,704	435,216	1,220,462	6,820,202	8,475,880	6,840,780	162.4%

Total	312	$30,789,184	$35,339,435	$13,292,244	$11,384,687	$60,016,366	$39,852,982	194.9%

9.7% of Hybrid 1st Lien Residential are on Listings

44.6% of Hybrid ORERC/CFI are on Listings

1.0% of ORERC/CFI loans are CFI

0.7% of Securities Pledged include Cash and/or Mutual Funds

(1)	Credit outstanding includes Advances (at par value), outstanding lines of credit and outstanding letters of credit.
(2)	Lendable Value is the member’s borrowing capacity based upon collateral pledged; after a market value has been estimated (excluding blanket-pledged collateral) and an over-collateralization adjustment has been applied
(3)	These are averages for all of our members – individual members may have over-collateralization percentages that are higher or lower than these numbers.

Credit risk can be magnified if the lender concentrates its portfolio in a few borrowers. Because of our limited territory, Indiana and Michigan, and because of continuing consolidation among the financial institutions that comprise the members of the 12 Federal Home Loan Banks, we have only a limited pool of large borrowers. As of September 30, 2008, our two top borrowers held 34.4% of total Advances outstanding, at par. See “Highlights of Our Operating Results and Recent Developments for the Three and Nine Months Ended September 30, 2008” herein for more information on one of these members, Bank of America.

Because of this concentration in Advances, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we analyze the implications to our financial management and profitability if we were to lose the business of one or more of these borrowers.

Based upon the collateral held as security on Advances, our prior repayment history, and the protections provided by Section 10(e) of the Federal Home Loan Bank Act, we do not believe that an allowance for losses on Advances is necessary at this time.

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

Investments. We are also exposed to credit risk through our investment portfolios. The Risk Management Policy (“RMP”) approved by our board restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The continuing deterioration in the housing and capital markets has led to increased credit risk from our short-term unsecured investment portfolio due to the potential adverse financial impact on the domestic and foreign banks which are our counterparties. We place funds with large, high-quality financial institutions with long-term credit ratings of A or higher on an unsecured basis for terms of up to 275 days; most such placements mature within 90 days. We actively monitor counterparty ratings, performance, and capital adequacy of these counterparties in an effort to mitigate unsecured credit risk on the short-term investments. At September 30, 2008, our unsecured credit exposure, including accrued interest related to investment securities and money-market instruments, was $11.7 billion to 30 counterparties and issuers, of which $6.2 billion was for Federal funds sold that mature overnight.

Our long-term investments consist of residential and commercial MBS and ABS. We primarily hold AAA-rated (privately-issued and GSE-issued) collateralized mortgage obligations and pass-throughs. We also are subject to secured credit risk related to MBS, ABS, and state and local housing-finance-agency obligations (HFA) that are directly or indirectly supported by underlying mortgage loans. Investments in MBS and ABS may be purchased as long as the balance of outstanding MBS/ABS is equal to or less than 300 percent of our total capital, and must be rated triple-A at the time of purchase. HFA bonds must carry a credit rating of AA or higher as of the date of purchase.

Credit ratings on these investments as of September 30, 2008, are provided in the following table.

Credit Ratings of Investments at Book Value

As of September 30, 2008

($ amounts in thousands)

Investment Category	AAA	AA	A	Below Investment Grade	Total
Money-market instruments:
Interest-bearing deposits	$—	$72	$—	$—	$72
Federal funds sold	—	8,195,000	1,815,000	—	10,010,000

Total Money-market instruments	—	8,195,072	1,815,000	—	10,010,072

Available-for-sale securities	1,615,018	—	—	—	1,615,018

Held-to-maturity securities:
State or local housing-finance-agency obligations(1)	1,320	—	—	—	1,320
GSE MBS	2,126,750	—	—	—	2,126,750
Private-label MBS(2)	4,586,401	—	49,793	92,162	4,728,356
ABS (3)	—	24,775	4,385	—	29,160

Total Held-to-maturity securities	6,714,471	24,775	54,178	92,162	6,885,586

Total investments	$8,329,489	$8,219,847	$1,869,178	$92,162	$18,510,676

(1)	Includes $0.4 million AAA-rated HFA bonds on negative watch.
(2)	Includes $80.9 million AAA-rated MBS on negative watch.
(3)	Includes $4.4 million A-rated ABS on negative watch.

On October 6, 2008, five Aaa-rated prime MBS with a total book value of $412.6 million were placed on watch negative by Moody’s. On October 8, 2008 one Aaa-rated prime MBS with a book value of $72.9 million was placed on watch negative by Moody’s.

On October 28, 2008, one AAA-rated prime MBS with a book value of $68.4 million was downgraded to BBB by S&P; and one AAA-rated prime MBS with a book value of $59.3 million was downgraded to A by S&P.

The following table provides additional information related to our MBS issued by private trusts and ABS backed by home-equity loans, indicating whether the underlying mortgage collateral is considered to be prime, Alt-A, or subprime at the time of issuance. Additionally, the amounts outstanding as of September 30, 2008, are stratified by year of issuance of the security.

Private-Label Mortgage- and Asset-Backed Securities

Par Values as of September 30, 2008

($ amounts in thousands)

	Private-Label MBS			ABS
Year of Issuance	Prime	Alt-A	Subprime	Prime	Alt-A	Subprime
2007	$877,523	$—	$—	$—	$—	$—
2006	511,812	—	—	—	—	—
2005	1,161,643	157,888	—	—	—	—
2004	988,039	—	—	—	—	—
2003 and prior	948,827	104,584	411	—	—	29,306

Total	$4,487,844	$262,472	$411	$—	$—	$29,306	(1)

% of Total	93.9%	5.5%	0.0%	—	—	0.6%

(1)	Includes $24.9 million of Manufactured housing ABS, at par value.

Based on the lowest characterization of the Nationally Recognized Statistical Rating Organizations (“NRSRO”), out of our $6.9 billion in par value of MBS and ABS investments at September 30, 2008, $4.8 billion in par value are private-label securities primarily characterized as residential mortgage loans. Of this amount, $0.3 billion in par value are securities characterized as Alt-A, while $4.5 billion in par value are characterized as prime. Only $29.7 million in par value of these investments are characterized as subprime. As of September 30, 2008, our $6.9 billion MBS portfolio included $4.5 billion non-agency prime MBS, of which $1.9 billion is supported by interest-only mortgage loans.

While there is no universally accepted definition for prime and Alt-A underwriting standards, in general, prime underwriting implies a borrower who has documented income, does not have a history of delinquent payments and has a loan amount that is at or less than 80% of the market value of the house, while Alt-A underwriting implies a prime borrower who has limited income documentation and/or a loan-to-value ratio of higher than 80%. We do not hold any collateralized debt obligations.

The following table shows the summary credit enhancements associated with our residential MBS issued by entities other than GSEs, with detail by collateral type and vintage. The weighted average current credit enhancement by bond type and vintage was calculated by using current credit support for the security and the par value. The average current credit enhancements reflect the ability of subordinated classes to absorb loan collateral, lost principal, and corresponding interest shortfall before senior classes are impacted. The average current credit enhancements do not fully reflect the credit protection in our private label MBS holdings as prioritization in the timing of cash flows receipts and credit event triggers accelerate return of our investment before losses can no longer be absorbed by subordinate classes.

Private-Label Mortgage- and Asset-Backed Securities

Summary Credit Enhancements

As of September 30, 2008

($ amounts in thousands)

	Par Value	Book Value	Fair Value	Credit Enhancement Statistics
				Weighted Average Current(2)	Monoline Financial Guaranteed Amount
Prime
2007	$877,523	$874,079	$750,597	7.3%	$—
2006	511,812	508,952	488,614	4.9%	—
2005	1,161,643	1,155,152	1,076,821	7.0%	—
2004	988,039	984,908	928,087	5.2%	—
2003 and prior	948,827	944,923	883,331	6.2%	—

Total Prime	4,487,844	4,468,014	4,127,450	6.2%	—

Alt-A
2007	—	—	—	—	—
2006	—	—	—	—	—
2005	157,888	156,950	145,833	6.5%	—
2004	—	—	—	—	—
2003 and prior	104,584	102,982	88,822	7.6%	—

Total Alt-A	262,472	259,932	234,655	6.9%	—

Subprime(1)
2007	—	—	—	—	—
2006	—	—	—	—	—
2005	—	—	—	—	—
2004	—	—	—	—	—
2003 and prior	29,717	29,571	24,028	36.4%	4,454

Total Subprime	29,717	29,571	24,028	36.4%	4,454

Total investments	$4,780,033	$4,757,517	$4,386,133		$4,454

(1)	Includes Manufactured housing MBS.

(2)	The weighted average credit enhancement based on par value.

Certain of our investments in HFA bonds and MBS/ABS are insured by one of the following third-party bond insurers. The bond insurance on these investments guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool.

The following table provides the credit ratings as of October 31, 2008 of these third-party bond insurers, along with the amount of investment securities outstanding as of September 30, 2008.

Investments Insured by Financial Guarantors

Par Values as of September 30, 2008

($ amounts in thousands)

Insurer Financial Strength Ratings

				HFA Bonds	MBS/ ABS	Total Insured Investments
Financial Guarantors	S&P	Moody’s	Fitch
Financial Security Assurance, Inc.	AAA Watch negative	Aaa Watch negative	AAA Watch negative	$435	$—	$435
MBIA Insurance Corp.	AA Outlook negative	A2(1) Watch negative	Not rated	—	4,454	4,454

Total				$435	$4,454	$4,889

(1)	On November 7, 2008, Moody’s downgraded MBIA Insurance Corp. to Baa1.

In 2007 and 2008, delinquency and foreclosure rates for subprime and Alt-A mortgages, in particular, increased significantly nationwide, a trend that has continued through the date of this report and is expected to continue through the remainder of 2008. Moreover, home prices have fallen in many areas, increasing the likelihood and magnitude of potential losses to lenders on foreclosed real estate. The widespread impact of these trends has led to the recognition of significant losses by financial institutions (including commercial banks, investment banks, and financial guaranty providers) and other investors. Uncertainty as to the depth and duration of these trends has led to a significant reduction in the market values of securities backed by mortgages, and has elevated the potential for other-than-temporary impairment of some of these securities.

Prices of many of our private-label MBS dropped dramatically during the nine months ended September 30, 2008, as delinquencies and foreclosures affecting the loans underlying these securities continued to worsen and as credit markets became highly illiquid. The following graph demonstrates how average prices declined with respect to various asset classes in our MBS portfolio during the first nine months of 2008:

Weighted Average MBS Prices by Category

Other-than-Temporary Impairment Analysis. As of September 30, 2008, the unrealized losses on our Held-to-maturity securities totaled $400.6 million, which represented 5.8% of the amortized cost of all held-to-maturity securities at that date as compared to $102.1 million and 1.2% as of December 31, 2007. The ongoing deterioration in U.S. housing markets, as reflected in declines in values of residential real estate and high levels of delinquencies on loans underlying MBS, poses risks to us in respect to the ultimate collection of principal and corresponding interest due on our private label collateralized mortgage obligation holdings. While the broad increase in delinquencies, the decline in home values, and the resultant illiquidity in the capital markets due to the turmoil in housing credit has been the principal driver behind the decline in the fair value of our private label collateralized mortgage obligations since December 31, 2007, we closely monitor the performance of our securities to evaluate our exposure to the risk of loss on these investments to determine if an impairment is other-than-temporary.

We invest in high-quality securities: MBS and ABS must be rated AAA at the time of purchase; state and local HFA obligations must be rated AA or higher at the time of purchase. Each of the securities contains one or more of the following forms of credit protection:

•	Guarantee of principal and interest – The issuer guarantees the timely payment of principal and interest.

•

Excess spread – The average coupon rate of the underlying mortgage loans in the pool is higher than the coupon rate on the MBS note. The spread differential may be used to offset any losses that may be realized.

•

Overcollateralization – The total outstanding balance on the underlying mortgage loans in the pool is greater than the outstanding MBS note balance. The excess collateral is available to offset any losses that may be realized.

•	Subordination – Represents the structure of classes of the security, where subordinated classes absorb any credit losses before the senior classes.

•	Insurance wrap – A third-party bond insurance company guarantees timely payment of principal and interest to certain classes of the security.

We evaluate certain risk factors on all of our non-agency MBS investments in order to identify those investments that warrant further analysis in order to determine whether any other-than-temporary impairment exists. We filter the securities based on the following risk criteria:

•	Length of impairment – how long the investment’s fair value has been less than its amortized cost;

•	Severity of impairment – how much below the amortized cost is the investment’s fair value;

•	Credit rating – how investments are rated and monitored by the NRSROs; and

•	Credit support – the amount of credit support relative to the delinquencies (the latter defined as loans that are 60 or more days past due, in foreclosure, real estate owned, or in bankruptcy).

As of September 30, 2008, through our filtering process described above, we identified 29 selected securities (“selected securities”) out of the 141 Held-to-maturity securities in our portfolio on which to perform various cash flow analyses. We modeled factors and assumptions such as the constant annualized default rate (“CDR”), the constant annual prepayment rate (“CPR”), and the home price index (“HPI”) and applied the collateral cash flows to the deal structure waterfalls, applying shifting interest triggers where applicable. For those selected securities whose performance is further enhanced by third-party financial guarantors, we incorporated that credit enhancement into our analysis.

As part of our analysis of these selected securities, the model projects expected loan collateral losses and the lifetime cash flows that would be passed through to our MBS investments. The model evaluates individual loans within a security based on borrower credit qualities and the sensitivity of these borrowers to changes in external market conditions, such as forward interest rates and housing price changes. We consider these and other factors used by the model to determine the resultant prepayments, default rates, and loss severities as the basis of collateral loss projections. After underlying loan collateral cash flows are modeled, those estimated cash flows are applied to the MBS cash distribution waterfall structure in the model to determine whether each security’s credit support structure is sufficient to absorb projected principal losses and corresponding interest shortfalls, if any.

For each selected security, we create a base case projection that is unique for that security taking into account the vintage, type of collateral, and the particular loans in the MBS. Our base case projection is our best estimate of probable cash flow collections based upon market supported assumptions. Loan collateral losses are modeled in order to project the actual loss to individual MBS after defaults occur, based on projected net proceeds of property liquidation. There were no shortfalls of principal or corresponding interest for any of the 29 selected securities when the base case cash flow projection was performed.

Additionally, because of the estimates and assumptions inherent in such an analysis, we also perform three sensitivity analyses for each selected security:

•	Decrease the CPR by 10%;

•	Increase the CDR by 10%; and

•	Decrease the HPI by 10%.

Generally, faster prepayments benefit us as principal and interest are first applied towards the senior classes we own prior to application to subordinated classes, which we do not own, allowing our holdings to pay off before subordinated classes are eroded to a point where the subordinated classes cannot absorb collateral losses.

The following table indicates potential lost principal and corresponding interest shortfall (in non-discounted dollars) resulting from the three sensitivity scenarios described above. Each sensitivity scenario is performed individually, while holding the other base case variables constant. The scenarios and associated results presented in the table below do not represent our current expectations for performance in our private label MBS portfolio, but rather an indicative measure if assumptions used in the other-than-temporary impairment assessment described above change with further deterioration in U.S. housing markets.

Selected Private-Label Mortgage Backed Securities

Sensitivity Analysis Scenarios

As of September 30, 2008

($ amounts in thousands)

				Base Case Plus:
	Par Value	Book Value	Fair Value	10% Decrease in Constant Prepayment Rates	10% Increase in Constant Default Rates	10% Decrease in Housing Price Forecast
Prime
2007	$877,523	$874,079	$750,597	$—	$4	$—
2006	310,906	309,307	294,926	—	—	—
2005	42,331	42,110	35,033	—	—	—
2004	—	—	—	—	—	—
2003 and prior	143,390	142,200	118,265	—	—	—

Total Prime	1,374,150	1,367,696	1,198,821	—	4	—

Alt-A
2007	—	—	—	—	—	—
2006	—	—	—	—	—	—
2005	55,326	54,872	51,710	—	—	—
2004	—	—	—	—	—	—
2003 and prior	71,912	70,512	58,802	—	—	—

Total Alt-A	127,238	125,384	110,512	—	—	—

Subprime(1)
2007	—	—	—	—	—	—
2006	—	—	—	—	—	—
2005	—	—	—	—	—	—
2004	—	—	—	—	—	—
2003 and prior	29,306	29,160	23,622	—	—	—

Total Subprime	29,306	29,160	23,622	—	—	—

Total	$1,530,694	$1,522,240	$1,332,955	$—	$4	$—

(1)	Includes manufactured housing.

After performing the cash flow analyses described above, we considered the following when determining whether any of the selected securities are other-than-temporarily impaired:

•	Whether the base case cash flow analysis indicated a shortfall of principal or corresponding interest;

•	Whether any of the sensitivity cash flow analyses indicated a shortfall of principal or corresponding interest; and

•	Whether management continues to have the intent and ability to hold the securities for a sufficient amount of time to allow for any anticipated recovery of unrealized losses (which may be maturity).

As of September 30, 2008, we concluded that none of the 29 selected securities in our held-to-maturity investments portfolio are other-than-temporarily impaired, based on the following:

•	In the base case scenario, we have projected no shortfalls in the receipt of principal or corresponding interest on any of the selected securities (losses are not considered probable);

•

In each of the sensitivity scenarios, we have projected no material shortfalls in the receipt of principal or corresponding interest on any of the selected securities (losses are not considered probable);

•

We continue to have the intent and ability to hold each security for a sufficient amount of time to allow for any anticipated recovery of unrealized losses, as demonstrated by the fact that we are well capitalized, have no need to sell any of these securities, and have not entered into any contractual constraints that would impact such intent and ability; and

•

While there has been deterioration in the credit quality of the collateral underlying these securities, the decline in market value is primarily attributable to illiquidity and heightened credit risk premiums in the credit markets.

For the remaining 112 Held-to-maturity securities that were not subjected to the various cash flow analyses because they were not selected during our filtering process, we have determined that an other-than-temporary impairment charge is not necessary as of September 30, 2008, for one of the following reasons:

•	The security was issued by a GSE or other agency (43 securities); or

•	The security met each of the following criteria (69 securities):

•	The security is not impaired (i.e., it has a fair value that is greater than its amortized cost);

•	Though impaired, the security does not show significant deterioration in credit quality because it is not severely impaired or has not been impaired for very long;

•	The security has not been identified by any of the NRSROs as being at risk of significant deterioration in credit quality; or

•	The security has a sufficient amount of credit support relative to the delinquencies of the underlying collateral.

Because of the factors above, we concluded that, as of September 30, 2008, it is not probable that we will suffer any losses of contractually due principal or corresponding interest on these 112 Held-to-maturity securities.

While the results of our impairment analysis show no probable losses, we will continue to monitor and analyze the performance of these securities to assess the collectability of principal and corresponding interest as of each balance sheet date. If there is further deterioration in the housing and mortgage markets and the decline in home prices exceeds our current expectations, we may recognize significant other-than-temporary impairment amounts in the future. Our continued monitoring and analysis of the performance of these securities is subject to change as new information regarding delinquencies, severities, timing of losses, prepayment rates, home prices and other factors becomes available.

If it is determined that an impairment is other-than-temporary, an impairment loss equal to the entire difference between the investment’s carrying amount and its fair value would be recognized in earnings. The fair value of the investment would become the new cost basis of the investment. In periods subsequent to the recognition of an other-than-temporary impairment loss, we would account for the other-than-temporarily impaired debt security as if the debt security had been purchased on the measurement date of the other-than-temporary impairment.

The model makes a series of assumptions and pulls data from a variety of sources. The model represents our best estimates, but we acknowledge and caution that these models, the assumptions and data feeds used, may not accurately reflect the actual or future financial performance of these investments.

MPP. We are exposed to credit risk on loans purchased from members through the MPP. The weighted average FICO® score and average loan-to-value ratio recorded at origination for conventional loans in the MPP portfolio at September 30, 2008, were 747 and 70.5%, respectively. Our outstanding loans, non-accrual loans, and loans 90 days or more past due and accruing interest as of September 30, 2008, and December 31, 2007, as well as the total amount of interest income recognized and the total amount of interest received on real estate mortgages during the three and nine months ended September 30, 2008, and 2007, are presented in the tables below:

Loan Portfolio Analysis

($ amounts in thousands)

	September 30, 2008	December 31, 2007
Real estate mortgages	$8,899,353	$9,396,757
Non-accrual loan participations (1)	1	1
Real estate mortgages past due 90 days or more and still accruing interest(2)	36,603	39,632
Foreclosures still accruing interest(2)	51,663	41,540

	Three Months ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007
Interest contractually due during the period	$118,758	$127,199	$363,588	$389,635
Interest actually received during the period	118,758	127,199	363,588	389,635

Shortfall(2)	$—	$—	$—	$—

(1)	Non-accrual loans include our residual participation in conventional loans not part of the MPP.

(2)	Interest on MPP is advanced by the servicer based upon scheduled principal and interest payments and therefore will not reflect the actual shortfall associated with non-accruing loans because, under this arrangement, our servicers remit payments to us as scheduled whether or not payment is received from the borrower. Although we began offering an actual/actual remittance option on June 1, 2006, it has not yet had an effect on the shortfall. Under actual/actual servicing agreements, the servicers remit payments only as they are received from the borrowers. The monthly delinquency information reported as of quarter end is provided by the servicer through the master servicer one month after the actual mortgage loan balance activity. This represents real estate mortgages that are greater than 180 days past due, which we consider to be in the foreclosure process.

Loans in the MPP are dispersed geographically, as shown in the following table:

Geographic Concentration of MPP Loans (1)(2)

	September 30, 2008	December 31, 2007
Midwest	36.5%	33.9%
Northeast	11.0%	11.4%
Southeast	19.7%	20.5%
Southwest	20.4%	21.3%
West	12.4%	12.9%

Total	100.0%	100.0%

(1)	Percentages calculated based on the unpaid principal balance at the end of each period.

(2)	Midwest includes IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI.

Northeast includes CT, DE, MA, ME, NH, NJ, NY, PA, RI, VI and VT.

Southeast includes AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV.

Southwest includes AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT.

West includes AK, CA, HI, ID, MT, NV, OR, WA, and WY.

The MPP loans are dispersed across all fifty states, the District of Columbia and the U.S. Virgin Islands. No single zip code represented more than 1% of MPP loans outstanding at September 30, 2008, or December 31, 2007. It is likely that the concentration of MPP loans in our district states of Indiana and Michigan will continue to increase in the future due to the loss of our three largest sellers because those three sellers were our greatest sources of nationwide mortgages. The median size of an outstanding MPP loan was approximately $138,063 at September 30, 2008, and $138,800 at December 31, 2007.

An analysis of real estate mortgages past due 90 days or more and still accruing interest and the percentage of those loans to the mortgage loans outstanding as of September 30, 2008, and December 31, 2007, follows:

Real Estate Mortgages Past Due 90 Days or More

($ amounts in thousands)

	As of September 30, 2008	As of December 31, 2007
Total Conventional mortgage loan delinquencies	$50,633	$36,201
Total Conventional mortgage loans outstanding, at par	$8,153,238	$8,566,653
Percentage of delinquent conventional loans	0.62%	0.42%
Total FHA mortgage loan delinquencies	$37,633	$44,971
Total FHA mortgage loans outstanding, at par	$720,014	$800,169
Percentage of delinquent mortgage loans	5.23%	5.62%

The 90-day delinquency ratio for conventional mortgages increased from 0.42% to 0.62% during the first nine months of 2008. A continued decline in the general economic conditions in the U.S. and, in particular, Michigan and Indiana, has resulted in increased delinquencies in our portfolio and will result in additional increases in delinquencies in the future. The conventional delinquency ratios are below the national average for conforming, fixed-rate mortgages.

For government-insured (FHA) mortgages, the delinquency rate is generally higher than for the conventional mortgages held in our portfolio. We rely on government insurance, which generally provides a 100% guarantee, as well as quality control processes, to maintain the credit quality of this portfolio. The 90-day delinquency ratio for FHA mortgages has decreased from 5.62% to 5.23% during the first nine months of 2008. We have not purchased any FHA loans since August 2006.

Although we have had no loan charge-offs in the first nine months of 2008 or during 2007, our policy is to charge-off a loan if, after foreclosure, the liquidation value of the real estate collateral plus credit enhancements does not cover our mortgage loan balance outstanding, or when an estimated or known loss exists. A loss contingency will be recorded when, in management’s judgment, it is probable that impairment has occurred, and the amount of loss can be reasonably estimated. Probable impairment is defined as the point at which, using current information and events, we estimate that we will be unable to collect all principal and interest contractually due.

We are exposed to credit risk if a primary mortgage insurance provider fails to fulfill its claims payment obligations to us. As of September 30, 2008, we were the beneficiary of primary mortgage insurance coverage on $0.9 billion of conventional mortgage loans. We have analyzed our potential loss exposure to all of the mortgage-insurance companies and do not expect incremental losses due to the decline in mortgage insurance company ratings. This expectation is based on the credit-enhancement features of our master commitments (exclusive of mortgage insurance), the underwriting characteristics of the loans that back our master commitments, the seasoning of the loans that back these master commitments, and the strong performance of the loans to date. We closely monitor the financial conditions of these mortgage insurance companies.

The following table shows the mortgage insurance companies and related primary mortgage insurance credit enhancement on loans held in our portfolio as of September 30, 2008, and the mortgage-insurance company ratings as of October 31, 2008.

Mortgage-Insurance Companies That Provide Mortgage Insurance Coverage

As of September 30, 2008

($ amounts in thousands)

Mortgage Insurance Company	Mortgage-Insurance Company Ratings As of October 31, 2008			Balance of Loans with Primary MI	Primary MI	Percent of Total MI Coverage
	S & P	Moody’s	Fitch
Radian	BBB+ Outlook Negative	A2 Watch Negative	—	$121,267	$28,040	12.8%
Genworth	AA- Outlook Negative	Aa3 Watch Negative	A+ Outlook Negative	109,666	26,568	12.1%
CMG	AA- Outlook Negative	—	AA Outlook Negative	10,783	2,368	1.1%
MGIC	A Outlook Negative	A1 Watch Negative	A- Outlook Negative	308,320	72,364	32.9%
PMI	A- Outlook Negative	A3 Watch Negative	BBB+ Outlook Negative	65,264	15,325	7.0%
RMIC	A+ Outlook Negative	A1 Watch Negative	A+ Outlook Negative	164,829	38,510	17.5%
United Guaranty	A- Watch Negative	Aa3 Watch Negative	AA- Evolving	111,828	27,110	12.4%
Triad	—	—	—	34,548	8,278	3.8%
Other				4,660	966	0.4%

Total				$931,165	$219,529	100.0%

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

As of September 30, 2008, we were the beneficiary of SMI coverage on mortgage pools with a total unpaid principal balance of $8.2 billion. Two mortgage insurance companies provide all of the coverage under these policies.

As of October 31, 2008, both of these mortgage insurance companies have been downgraded to a rating lower than AA- by at least one of the three NRSROs. The table below shows the ratings of these companies as of October 31, 2008, and related supplemental mortgage insurance credit enhancement as of September 30, 2008.

Mortgage-Insurance Companies That Provide SMI Coverage

($ amounts in thousands)

Mortgage Insurance Company	S&P	Moody’s	Fitch	SMI
MGIC	A Outlook negative	A1 Watch negative	A- Outlook negative	$135,539
Genworth	AA- Outlook negative	Aa3 Watch negative	A+ Outlook negative	35,514

Total				$171,053

The Finance Agency’s credit risk-sharing regulations require us to use SMI providers that are rated at least AA- at the time the loans are purchased. If the supplemental mortgage insurance provider is downgraded subsequent to the purchase of the loans, the regulations require us to re-evaluate the covered mortgage pools for deterioration in credit quality and to allocate risk based capital to cover any potential loan quality issues. During the third quarter, we used a model to evaluate the entire MPP portfolio. This credit quality review was not limited to the downgrade of the SMI providers, but included factors such as home price changes. As a result of this analysis, as of September 30, 2008, we are holding an additional $4.7 million of risk based capital allocated to MPP.

As noted in the table above, Genworth was downgraded to A+ by Fitch on October 17, 2008 and MGIC was downgraded below AA- earlier this year by all three NRSROs. We are in discussions with the Finance Agency to determine the appropriate resolution to the SMI provider downgrade issue.

Credit enhancement fees as of and for the nine months ended September 30, 2008, and 2007, are presented below:

Credit Enhancement Fees

($ amounts in thousands)

	For the Nine Months ended September 30,
	2008	2007
Average conventional MPP loans outstanding	$8,361,357	$8,895,914

LRA fees	$4,560	$4,873
SMI fees	5,203	5,621

Total Credit Enhancement fees	$9,763	$10,494

Enhancement fees as a % of average conventional MPP loans outstanding	0.16%	0.16%

If a credit loss occurs, the accumulated LRA is used to cover the credit loss in excess of borrower equity and primary mortgage insurance. SMI provides limited additional coverage over and above losses covered by the LRA.

LRA outstanding as of September 30, 2008, and December 31, 2007, is presented below:

LRA Outstanding

($ amounts in thousands)

	September 30, 2008	December 31, 2007
LRA Outstanding	$21,456	$21,090

As described above, we perform periodic reviews of our portfolio to identify expected losses and to determine the likelihood of collection of loans in the portfolio. As a result of this review, we have projected that each member’s LRA balance and the mortgage insurance coverage exceeds the expected losses in the portfolio. Should we have losses in excess of the collateral held, LRA and SMI, these losses would be recognized as credit losses for financial reporting purposes. We have not experienced any losses in the MPP portfolio since the inception of MPP, and no material losses are considered probable at this time.

Based on our analysis, and after consideration of LRA, SMI, and credit enhancements, there was no allowance for credit losses on real estate mortgage loans as of and for the nine months ended September 30, 2008, or as of December 31, 2007.

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

Lehman Brothers Holding Company, the guarantor for our counterparty, Lehman Brothers Special Financing (“Lehman”), declared bankruptcy on September 15, 2008. We provided notice of default based on the bankruptcy to Lehman Brothers Holding Company on September 22, 2008, and designated September 25, 2008, as the early termination date under the ISDA Master Agreement. At that time, we had $5.4 billion notional of derivatives transactions outstanding with Lehman and no collateral posted to Lehman. All of these transactions were terminated and certain transactions were replaced through other counterparties. We did not have any exposure to Lehman at the time of the bankruptcy and, at this time, we continue to not have any exposure to Lehman. We accounted for these transactions in accordance with SFAS 133 and they did not have a material impact on our financial results.

The following tables summarize key information on derivative counterparties and provide information on a trade date basis as of September 30, 2008, and December 31, 2007, respectively:

Derivative Agreements

Counterparty Ratings

September 30, 2008

($ amounts in thousands)

S&P Rating of Derivative Counterparty	Notional Principal	Percentage of Notional Principal	Credit Exposure Before Collateral	Credit Exposure Net of Collateral
AAA	$2,281,416	5.7%	$300	$300
AA	36,876,855	92.1%	4,172	4,172
A	791,800	2.0%	151	151

Total	39,950,071	99.8%	4,623	4,623
Others(1)	69,901	0.2%	285	285

Total derivative notional and credit exposure	$40,019,972	100.0%	$4,908	$4,908

Derivative Agreements

Counterparty Ratings

December 31, 2007

($ amounts in thousands)

S&P Rating of Derivative Counterparty	Notional Principal	Percentage of Notional Principal	Credit Exposure Before Collateral	Credit Exposure Net of Collateral
AAA	$1,370,200	4.4%	$—	$—
AA	22,193,223	71.2%	1,792	1,792
A	7,547,650	24.2%	1,699	—

Total	31,111,073	99.8%	3,491	1,792
Others(1)	79,004	0.2%	134	134

Total derivative notional and credit exposure	$31,190,077	100.0%	$3,625	$1,926

(1)	Includes the total notional and fair value exposure related to delivery commitments as we do not have any counterparties related below A.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk that the market value or estimated fair value of our overall portfolio of assets, liabilities, and derivatives will decline as a result of changes in interest rates or financial market volatility, or that net earnings will be significantly reduced by interest rate changes. The goal of market risk management is to preserve our financial strength at all times, including during periods of significant market volatility, and across a wide range of possible interest rate changes. We regularly assess our exposure to changes in interest rates using a diverse set of analyses and measures. As appropriate, we may rebalance our portfolio to help attain risk management objectives.

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

The following table summarizes the duration of equity levels for our total position:

Effective Duration of Equity Scenarios

	-200 bps	0 bps	+200 bps

September 30, 2008	-2.61 years	-0.26 years	0.65 years
December 31, 2007	-5.33 years	3.43 years	2.19 years

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

Duration Gap

September 30, 2008	-0.8 months
December 31, 2007	+1.2 months

Convexity

Convexity measures how fast duration changes as a function of interest rate changes. Measurement of convexity is important because of the optionality embedded in the mortgage and callable debt portfolios. The mortgage portfolios exhibit negative convexity due to the embedded prepayment options. The negative convexity on the mortgage asset is mitigated by the negative convexity of underlying callable debt. Convexity is routinely reviewed by management and used in developing funding and hedging strategies for acquisition of mortgage-based assets. A primary strategy for managing convexity risk arising from our mortgage portfolio is the issuance of callable debt. At September 30, 2008, callable debt funding mortgage assets as a percentage of the net mortgage portfolio equaled 55.1%, compared to 58.6% at the end of 2007.

Market Risk-Based Capital Requirement

We are subject to the Finance Agency’s risk-based capital regulations. This regulatory framework requires the maintenance of sufficient permanent capital to meet the combined credit risk, market risk, and operations risk requirements. Our permanent capital consists of Class B Stock (including Mandatorily redeemable capital stock) and Retained earnings. The market risk-based capital (“MRBC”) requirement is the sum of two components. The first component is the market value of the portfolio at risk from movements in interest rates that could occur during times of market stress. This estimation is accomplished through an internal value-at-risk based modeling approach that was approved by our former regulator, the Finance Board, before the implementation of our Capital Plan. The second component is the amount, if any, by which the current market value of total capital is less than 85% of the book value of total capital.

MRBC is primarily based upon historical simulation methodology. The estimation incorporates scenarios that reflect interest rate shifts, interest rate volatility, and changes in the shape of the yield curve. These observations are based on historical information from 1978 to the present. In our application, MRBC is defined as the potential dollar loss from adverse market movements, measured over 120-business day time periods, with a 99.0% confidence interval, based on these historical prices and market rates. MRBC estimates as of September 30, 2008, and December 31, 2007, are presented below:

Value at Risk

Actual
September 30, 2008	$192 million
December 31, 2007	$154 million

Changes in Market Value of Equity between the Base Case and Shift Scenarios

We measure potential changes in the market value of equity based on the current month-end level of rates versus the market value of equity under large parallel rate shifts. This measurement provides information related to the sensitivity of our interest rate position:

Change in Market Value of Equity from Base Rates

	-200 bps	+200 bps
September 30, 2008	+0.6%	+0.7%
December 31, 2007	-1.3%	-5.8%

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

The volume of derivative hedges is often expressed in terms of notional principal, which is the amount upon which interest payments are calculated. The following table highlights the notional amounts by type of derivative agreement as of September 30, 2008, and December 31, 2007:

Notional Principal by Type of Derivative Agreements

($ amounts in thousands)

	September 30, 2008	December 31, 2007
Debt swaps
Bullet	$11,940,681	$4,184,114
Callable	6,762,000	7,346,370
Complex	985,000	1,948,080
Advances swaps
Bullet	12,943,109	12,444,770
Putable	5,595,000	4,985,050
Callable	171,845	—
Complex	1,000	1,000
GSE investment swaps	1,550,000	—
MBS swaps	1,436	1,689
TBA MPP hedges	35,200	38,800
Mandatory delivery commitments	34,701	40,204
Swaptions	—	200,000

Total	$40,019,972	$31,190,077

The above table includes interest rate swaps, TBA MPP hedges, mandatory delivery commitments and swaptions. Complex swaps include, but are not limited to, step-up and range bonds. The level of different types of derivatives is contingent upon and tends to vary with, balance sheet size, Advances demand, MPP purchase activity, and CO issuance levels.

The table below presents derivative instruments by hedged instrument as of September 30, 2008, and December 31, 2007:

Derivative Instruments by Hedged Instrument

Accrued Interest Excluded from the Fair Value

($ amounts in thousands)

	As of September 30, 2008		As of December 31, 2007
	Total Notional	Estimated Fair Value	Total Notional	Estimated Fair Value
Advances
Fair value hedges	$18,699,954	$(360,278)	$17,429,820	$(355,885)
Economic hedges	11,000	20	1,000	(2)

Total	18,710,954	(360,258)	17,430,820	(355,887)

Investments
Fair value hedges	1,550,000	(77,079)	—	—
Economic hedges	1,436	(39)	1,689	(37)

Total	1,551,436	(77,118)	1,689	(37)

MPP loans
Fair value hedges	—	—	—	—
Economic hedges	35,200	216	238,800	(232)
Economic (stand-alone delivery commitments)	34,701	(327)	40,204	103

Total	69,901	(111)	279,004	(129)

COs-Bonds
Fair value hedges	17,879,000	(15,871)	12,987,070	15,385
Economic hedges	80,000	665	100,000	400

Total	17,959,000	(15,206)	13,087,070	15,785

COs-Discount notes
Economic hedges	1,728,681	(3,233)	391,494	(65)

Total	1,728,681	(3,233)	391,494	(65)

Total notional and fair value	$40,019,972	$(455,926)	$31,190,077	$(340,333)

Total derivatives excluding accrued interest		$(455,926)		$(340,333)
Accrued interest, net		62,472		47,744
Cash collateral held by/(from) counterparty, net		—		(10,230)

Net derivative balance		$(393,454)		$(302,819)

Net derivative asset balance		$4,909		$1,926
Net derivative liability balance		(398,363)		(304,745)

Net derivative balance		$(393,454)		$(302,819)

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our President—Chief Executive Officer and our Senior Vice President—Chief Accounting Officer, has evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2008. Based upon their evaluation, they concluded that, as of September 30, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we submit and file under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Internal Controls over Financial Reporting

During the quarter ended September 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

See our 2007 Form 10-K for additional Risk Factors.

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

Disclosure of Occurrence of Circumstances Beyond Our Control

We have previously disclosed as a risk factor the possibility that we could be adversely impacted by the failure of other parties with which we conduct business to adequately manage their risks. We have also disclosed that we primarily obtain SMI on our MPP portfolio from MGIC. By regulation, we are required to maintain SMI with an insurer rated not less than AA-. On April 8, 2008, S&P downgraded MGIC to A with outlook negative from AA-. On July 10, 2008, Moody’s lowered MGIC’s credit rating to A1 and placed MGIC on watch negative on October 10. 2008. On October 17, 2008, Fitch lowered MGIC’s credit rating to A- with outlook negative. While we continue to evaluate insurance choices, we are presently conducting all new business with Genworth. However, Genworth was downgraded to A+ with outlook negative by Fitch on October 17, 2008; its Moody’s rating is Aa3 with watch negative and its S&P rating is AA- with outlook negative. We have evaluated the impact of the downgrades on the credit quality of the related mortgage pools. We are currently reviewing the options that may be available, including obtaining regulatory relief. Any of these options could increase our costs and adversely impact the profitability of our MPP portfolio.

Economic Downturns and Changes in Federal Monetary Policy Could Have an Adverse Effect on Our Business Operations or Earnings.

Business growth and earnings are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, money supply, fluctuations in both debt and equity capital markets, and the strength of the U.S. economy and the local economies in which we conduct business. During the second half of 2007, there were world-wide disruptions in the credit and mortgage markets and an overall downturn in the U.S. economy and the local economies in which we operate. Our district is comprised of the states of Indiana and Michigan, and economic data for Michigan have generally been unfavorable compared to national data, with both unemployment and foreclosure rates higher than national rates. As these conditions have worsened during the first nine months of 2008, they may adversely impact our business. For example, weakening real estate prices and adverse trends in the mortgage markets have reduced the value of collateral securing Advances to our members. In addition, a prolonged economic downturn could result in deterioration in the financial condition of our members, which could cause them to become delinquent or default on their Advances. In combination, these circumstances could increase the possibility of under-collateralization of Advances and the risk of loss. The continuing deterioration in the mortgage markets could also impact the value of our MBS or MPP portfolios, resulting in potential losses, declines in value or other-than-temporary impairment.

The continuing deterioration in the housing market and the U.S. economy significantly increases our liquidity risk as well as our credit risk. We regularly issue debt securities or COs. Recently, it has become more difficult and costly to issue longer-term debt and this has necessitated focusing our efforts on short-term debt funding with maturities of six months or less. Any significant disruption of the short-term debt market could have a serious impact on our Bank and the Federal Home Loan Bank System.

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

On November 10, 2008, we filed a Current Report on Form 8-K to announce the certified results of the election of directors for terms beginning January 1, 2009 and ending December 31, 2012, which is incorporated herein by reference. Christopher A. Wolking and Maurice F. Winkler III were elected to the open seats in Indiana.

We do not hold shareholder meetings or allow proxy voting in the election of directors. Member director candidates are nominated by the members, not by management. Independent directors are nominated by our board, after consultation with the Affordable Housing Advisory Council and the Finance Agency. After the nominations are received and have been reviewed, ballots are mailed directly to each member. Members have one vote for each share of stock they hold to meet their stock requirement but are subject to a cap on the number of shares they can vote, based upon the average number of shares of stock that are required to be held by all of the members in the applicable state. Elections for independent directors are district-wide. Members are not entitled to vote any shares of excess stock in the election of directors. The stock calculations required to determine the amount of shares eligible to be voted in each election are based upon each member’s stock holdings on December 31 of the prior year. Elections are determined by a majority of the votes cast, and cumulative voting is not permitted.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1*	Organization Certificate of the Federal Home Loan Bank of Indianapolis, incorporated by reference to our Registration Statement on Form 10 filed February 14, 2006

3.2*	Bylaws of the Federal Home Loan Bank of Indianapolis, incorporated by reference to the Form 8-k filed on October 10, 2008

4*	Capital Plan of the Federal Home Loan Bank of Indianapolis, incorporated by reference to our Registration Statement on Form 10 filed February 14, 2006

10.1*	Federal Home Loan Bank of Indianapolis 2008 Executive Incentive Compensation Plan, incorporated by reference to our 2007 Form 10-K

10.2*	Federal Home Loan Bank of Indianapolis Supplemental Executive Thrift Plan (with trust), as amended, incorporated by reference to our Quarterly Report on Form 10-Q filed on November 13, 2007

10.3*	Federal Home Loan Bank of Indianapolis Supplemental Executive Retirement Plan (with trust), as amended, incorporated by reference to our Quarterly Report on Form 10-Q filed on November 13, 2007

10.4*	Directors’ Deferred Compensation Plan (with trust), as amended, incorporated by reference to our Quarterly Report on Form 10-Q filed on November 13, 2007

10.5*	Directors’ Fee Policy effective January 2008, incorporated by reference to our 2007 Form 10-K

10.6*	Form of Key Employee Severance Agreement for Executive Officers, incorporated by reference to our Current Report on Form 8-K, filed on November 20, 2007

10.7*	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2006

10.8*	First Amendment of Federal Home Loan Bank of Indianapolis 2005 Supplemental Executive Retirement Plan (with trust), amended and restated generally effective as of January 1, 2008, incorporated by reference to our Periodic Report on Form 10-Q filed on August 11, 2008

10.9*	First Amendment of Federal Home Loan Bank of Indianapolis 2005 Supplemental Executive Thrift Plan (with trust), amended and restated generally effective as of January 1, 2008, incorporated by reference to our Periodic Report on Form 10-Q filed on August 11, 2008

10.10*	2008 Federal Home Loan Bank of Indianapolis Executive Incentive Compensation Plan, approved on January 24, 2008, as amended May 22, 2008, incorporated by reference to our Periodic Report on Form 10-Q filed on August 11, 2008

10.11*	Federal Home Loan Bank of Indianapolis 2008 Long Term Incentive Plan, effective as of January 1, 2008, incorporated by reference to our Periodic Report on Form 10-Q filed on August 11, 2008

10.12*	U. S. Department of Treasury Lending Agreement dated September 9, 2008, incorporated by reference to our Current Report on Form 8-K, filed on September 9, 2008

14.1*	Code of Conduct for Directors, Officers, Employees and Advisory Council Members, effective October 1, 2007, incorporated by reference to our Quarterly Report on From 10-Q filed November 13, 2007

31.1	Certification of the President – Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Senior Vice President – Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President – Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Senior Vice President –Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	These documents are incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 10, 2008.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

By:	/s/ MILTON J. MILLER II
Name:	Milton J. Miller II
Title:	President – Chief Executive Officer

By:	/s/ PAUL J. WEAVER
Name:	Paul J. Weaver
Title:	Senior Vice President – Chief Accounting Officer

EXHIBIT INDEX

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