Form 10-K
period 2008-12-31
Federal Home Loan Bank of Indianapolis
filed 2009-03-16
CIK 1331754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐  Yes    ☒  No

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2008, the aggregate par value of the stock held by members and non-members of the registrant was approximately $2.335 billion. At February 28, 2009, 24,302,194 shares of stock were outstanding.

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

ITEM 1.	BUSINESS

Background Information

The Federal Home Loan Bank of Indianapolis (the “Bank”) is one of 12 Federal Home Loan Banks (“FHLBs”) organized under the authority of the Federal Home Loan Bank Act of 1932, as amended (the “Bank Act”). We were chartered on October 12, 1932. A cooperative institution, we are wholly-owned by our member financial institutions that are also our primary customers. We provide a readily available, low-cost source of funds to our members. We do not lend directly to, or purchase mortgage loans directly from, the general public. All federally-insured depository institutions, community development financial institutions (“CDFIs”) and insurance companies that have a principal place of business located in Indiana or Michigan are eligible to become members of our Bank. Applicants for membership must meet certain requirements that demonstrate that they are engaged in residential housing finance. All member financial institutions are required to purchase shares of our Class B Stock as a condition of membership. Only members can own our capital stock, except for stock held by former members or their legal successors during their stock redemption period.

As with each of the FHLBs, we are a government-sponsored enterprise (“GSE”) and a federal instrumentality of the United States of America that operates as an independent entity with our own board of directors, management, and employees. A GSE is an entity that consists of a combination of private capital, public sponsorship, and public policy purposes. The public sponsorship and public policy attributes of the FHLBs include:

•	exemption from federal, state, and local taxation, except real estate taxes;

•	exemption from registration under the Securities Act of 1933 (the FHLBs are required by federal regulation to register a class of their equity securities under the Securities Exchange Act of 1934);

•

requirement that two-fifths of our directors be non-member “independent” directors and that two of these “independent” directors must have experience in consumer or community interests and the remaining directors must have demonstrated financial experience;

•	the U.S. Treasury’s authority to purchase up to $4 billion of Consolidated Obligations (defined below) of the FHLBs;

•	temporary lending agreement with the U.S. Treasury to provide liquidity through December 31, 2009; and

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

On July 30, 2008, the U.S. Congress enacted the Housing and Economic Recovery Act (“HERA”) primarily to address the current housing finance crisis, expand the Federal Housing Administration’s financing authority and address GSE reform issues, among other things. A significant provision of HERA created a new federal agency, the Federal Housing Finance Agency (the “Finance Agency”) that has become the new federal regulator of the FHLBs, Fannie Mae and Freddie Mac effective on the date of enactment of HERA. Our former regulator, the Federal Housing Finance Board (the “Finance Board”), has been abolished, and Finance Board regulations, policies, and directives have been transferred to the Finance Agency. Consequently, throughout the remainder of this Annual Report on Form 10-K, unless the context requires otherwise, we will use the term “Finance Agency” to refer either to the Finance Agency established by HERA, or to its predecessor, the Finance Board. We will be responsible for our share of the operating expenses for the Finance Agency.

The FHLBs are not government agencies and do not receive financial support from taxpayers. Moreover, the U.S. government does not guarantee, directly or indirectly, the debt securities or other obligations of the Federal

Home Loan Bank System (“FHLB System”). The 12 FHLBs, along with the Office of Finance (identified below), make up the FHLB System. The financial statements of the Bank and the combined financial statements of the FHLBs, as prepared by the Office of Finance, are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

A primary source of our funds is the proceeds from the sale to the public of FHLB Consolidated Obligations (“COs” or “Consolidated Obligations”), which are the joint and several obligations of all 12 FHLBs. The Finance Agency established the Office of Finance (“Office of Finance”) as a joint office of the FHLBs to facilitate the issuance and servicing of Consolidated Obligations. We obtain additional funds from deposits, other borrowings, and the issuance of capital stock. Deposits may be received from both member and non-member financial institutions and other federal instrumentalities.

We also purchase conforming, medium- and long-term, fixed-rate mortgage loans from our members and provide members with certain correspondent services, such as securities safekeeping and wire transfers.

Business Segments

We manage our operations by grouping products and services within two business segments. These business segments are (1) Traditional Funding, Investments, and Deposit Products (“Traditional”); and (2) the Mortgage Purchase Program (“MPP”). The revenues, profit or loss, and Total assets for each segment are disclosed in Note 16 to the audited financial statements.

Traditional

Credit Services. We offer a wide variety of traditional funding and other related credit products to our members, including loans (“Advances”), letters of credit, and lines of credit. We approve member credit requests based on the member’s creditworthiness and financial condition, as well as its collateral position. All credit products must be fully collateralized by a member’s pledge of eligible collateral assets, primarily one-to-four family residential mortgage loans, various types of securities, deposits in our Bank, and certain other real estate-related collateral (“ORERC”), such as commercial real estate loans and home equity loans, supplemented by a statutory lien provided under the Bank Act on each member’s stock in our Bank. We also accept small business loans and farm loans as collateral from CDFIs, which are currently defined by HERA as FDIC-insured depository institutions with total assets not exceeding $1,011,000,000.

We offer a wide array of fixed-rate and adjustable-rate Advances, our primary credit product, with maturities ranging from 1 day to 30 years. Members utilize Advances for a wide variety of purposes including:

•	funding for single-family mortgages and multi-family mortgages held in portfolio, including both conforming and non-conforming mortgages (as determined in accordance with secondary market criteria);

•	temporary funding during the origination, packaging, and sale of mortgages into the secondary market;

•	funding for commercial loans and, especially with respect to CDFIs, funding for small business, small farm, and small agri-business portfolio loans;

•	asset/liability management;

•	a cost-effective alternative to holding short-term investments to meet contingent liquidity needs; and

•	a competitively priced alternative source of funds, especially with respect to smaller members with less diverse funding sources.

We also offer standby letters of credit, generally for up to 20 years in term, which carry AAA ratings. Letters of credit are performance contracts that guarantee the performance of a member to a third party and are subject to the same collateralization and borrowing limits that are applicable to Advances. A letter of credit may be offered to assist members in facilitating residential housing finance, community lending, asset/liability management, and liquidity. Under Section 3023 of HERA, we are permitted to issue letters of credit through December 31, 2010, to guarantee tax-exempt bonds for economic development projects.

Members that are terminated or withdraw from membership are required to make arrangements to repay outstanding Advances in a reasonable time but may keep the Advances outstanding until maturity to avoid prepayment fees. We do not make Advances to non-members; however, by regulation, we are permitted to make Advances to non-member housing associates (“Housing Associates”). A Housing Associate is an approved lender under Title II of the National Housing Act that is either a government agency or is chartered under federal or state law with rights and powers similar to those of a corporation. A Housing Associate must lend its own funds as its principal activity in the mortgage lending field and, although it must meet the same regulatory lending requirements as members, it does not purchase our stock and has no voting rights. We do not presently have Advances outstanding to any Housing Associates.

On June 14, 2007, we adopted a Subprime and Nontraditional Residential Mortgage Policy that establishes guidelines for any subprime or nontraditional loans in our collateral and investment portfolio or the MPP. At this time, we are within the thresholds established by this policy. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk Management” for more information.

Advances Concentration. For the year ended December 31, 2008, there was one customer, Flagstar Bank, that had gross interest payments on Advances, excluding the effects of interest rate exchange agreements with non-member counterparties, that exceeded 10% of our Total interest income. Advances outstanding to Flagstar Bank at December 31, 2008, were $5.2 billion and comprised 17.3% of total Advances outstanding, at par. Gross interest income earned from Flagstar Bank during the year ended December 31, 2008, was $248.4 million and comprised 11.7% of Total interest income.

For the year ended December 31, 2007, there was one customer, Flagstar Bank, that had gross interest payments on Advances, excluding the effects of interest rate exchange agreements with non-member counterparties, that exceeded 10% of our Total interest income. Advances outstanding to Flagstar Bank at December 31, 2007, were $6.3 billion and comprised 23.9% of total Advances outstanding, at par. Gross interest income earned from Flagstar Bank during the year ended December 31, 2007, was $271.4 million and comprised 10.4% of Total interest income.

The following tables present Advances outstanding and the weighted average rate earned on Advances outstanding for our 10 largest borrowers at December 31, 2008, and December 31, 2007, respectively.

Top 10 Advances Borrowers

As of December 31, 2008

($ amounts in thousands, at par)

Borrower Name	Advances Outstanding at par	% of Total	Weighted Average Rate
Flagstar Bank	$5,200,000	17.3%	3.67%
Bank of America, N.A.(1)	5,000,165	16.7%	2.97%
Jackson National Life Insurance Company	1,900,000	6.3%	1.80%
Citizens Bank	1,623,884	5.4%	4.93%
M&I (Marshall & Ilsley)(2)	799,856	2.7%	4.73%
Standard Life Insurance Company of Indiana(3)	550,000	1.8%	3.36%
Citizens First Savings Bank	497,186	1.7%	3.72%
Fifth Third Bank	473,442	1.6%	3.17%
American United Life Insurance Company	472,666	1.6%	3.18%
Irwin Union Bank and Trust	466,012	1.6%	3.47%

Subtotal	16,983,211	56.7%	3.38%
Others	12,991,930	43.3%	3.46%

All Advances borrowers	$29,975,141	100.0%	3.42%

Top 10 Advances Borrowers

As of December 31, 2007

($ amounts in thousands, at par)

Borrower Name	Advances Outstanding at par	% of Total	Weighted Average Rate
Flagstar Bank	$6,301,000	23.9%	4.34%
LaSalle Bank Midwest N.A.(1)	4,300,168	16.3%	4.21%
Citizens Bank	2,307,108	8.7%	4.77%
Jackson National Life Insurance Company	1,650,000	6.2%	4.84%
Standard Life Insurance Company of Indiana(3)	550,000	2.1%	5.19%
Irwin Union Bank and Trust	529,424	2.0%	4.67%
Conseco Life Insurance Company	450,000	1.7%	5.06%
Citizens First Savings Bank	384,540	1.5%	4.84%
First Financial Bank	322,435	1.2%	5.63%
Independent Bank MSB	260,522	1.0%	4.69%

Subtotal	17,055,197	64.6%	4.51%
Others	9,345,595	35.4%	4.75%

All Advances borrowers	$26,400,792	100.0%	4.60%

(1)	The parent company of Bank of America, N.A. purchased the North American holding company of our member, LaSalle Bank Midwest, N.A. (“LaSalle Bank”) on October 1, 2007. As of October 17, 2008, the LaSalle Bank charter was consolidated into a Bank of America Corporation charter (that of Bank of America, N.A.) located in another FHLB district. Therefore, Bank of America, N.A. is a non-member borrower.

(2)	On January 2, 2008, M&I acquired our former member, First Indiana. M&I does not have a charter in our district and is not a member of our Bank. At our discretion, and provided the borrower meets our contractual requirements, non-member Advances may remain outstanding until maturity.
(3)	On December 18, 2008, the Indiana Insurance Commissioner was appointed as Rehabilitator for Standard Life Insurance Company of Indiana.

Advances. Members have access to a wide array of Advances and other credit products. A breakdown of Advances, by primary product line, as of December 31, 2008, and December 31, 2007, is provided below.

Advances by Product Line

($ amounts in thousands, at par)

Advance type	December 31,
	2008	% of Total	2007	% of Total
Fixed-rate Bullet	$17,044,662	56.9%	$16,387,203	62.1%
Putable	5,597,000	18.7%	4,982,550	18.9%
Fixed-rate Amortizing	2,582,647	8.6%	2,088,120	7.9%
Adjustable-rate (1)	3,433,734	11.4%	2,006,134	7.6%
Variable-rate	1,145,253	3.8%	936,785	3.5%
Callable	171,845	0.6%	—	—

Total Advances	$29,975,141	100.0%	$26,400,792	100.0%

(1)	Includes two outstanding Advances with a total par amount of $15 million modified (in accordance with the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force 01-07, Creditor’s Accounting for a Modification or Exchange of Debt Instruments) from putable Advances to adjustable Advances with $0.42 million and $0.59 million in remaining deferred fees outstanding as of December 31, 2008, and December 31, 2007, respectively.

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

•

Putable Advances, which include an option(s) sold by the member that allows us to terminate the fixed-rate Advance prior to maturity, which we normally would exercise when interest rates increase. Upon exercise of our option, the member must repay the putable Advance or convert to an adjustable-rate instrument under the terms established at the time of the original issuance. Interest is generally due on a monthly basis.

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

•

Adjustable-rate Advances, which are sometimes called “floaters”, reprice periodically based on a variety of indices, but typically the London Interbank Offered Rate (“LIBOR”). Quarterly LIBOR floaters are the most common type of adjustable-rate Advance we extend to our members. Terms of these Advances may be up to 30 years. Prepayment terms are agreed to before the Advance is extended, but most frequently no prepayment fees are required if a member prepays an adjustable rate on a reset date, after a pre-determined lock-out period, with the required notification. No principal payment is due prior to maturity. Interest is generally due on a monthly basis.

•

Variable-rate Advances, which reprice daily. They may be borrowed on terms from one day to six months and may be prepaid on any given business day during that term without fee or penalty. No principal payment is due until maturity. Interest is generally due on a monthly basis.

•	Callable Advances, which are fixed-rate Advances that give the member an option to prepay the Advance before maturity on call dates with no prepayment fee.

We also offer customized Advances to meet the particular needs of our members. Our entire menu of Advance products is generally available to each creditworthy member, regardless of the member’s asset size. Advances are typically priced at standard spreads above our cost of funds. Our board-approved credit policy allows us to offer lower prices on certain types of Advances transactions. Determination of such prices is based on factors such as volume, maturity, product type, funding availability and costs, and competitive factors in regard to other sources of funds.

Credit risk can be magnified if a lender concentrates its portfolio in a few borrowers. Because of our limited territory, Indiana and Michigan, and because of continuing consolidation among the financial institutions that comprise the members of the FHLB System, we have only a limited pool of large borrowers. At December 31, 2008, our top 10 borrowers accounted for 57% of total Advances outstanding. Because of this concentration in Advances, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we regularly analyze the implications to our financial management and profitability if we were to lose the business of one or more of these customers.

As of December 31, 2008, 49 of our 424 members had assets in excess of $1 billion, and together they comprised approximately 83% of the total member asset base, i.e., the total cumulative assets of our member institutions. As of December 31, 2008, our two largest member borrowers accounted for 18% of member assets and 34% of Advances. The loss of either of these largest Advance borrowers would significantly impact our financial performance. During the fourth quarter of 2008, our largest non-member borrower, Bank of America, N.A. (formerly LaSalle Bank) had its charter consolidated to a location outside our district. Bank of America, N.A. had outstanding advances, at par, of $5.0 billion at December 31, 2008, and $3.6 billion of these outstanding Advances will mature in 2009.

Our geographic membership requirement limits the potential for adding new members. Also, mergers and charter consolidations are reducing the universe of potential members. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Executive Summary” for more information.

Collateral. All credit products extended to a member must be fully collateralized by the member’s pledge of eligible assets. Each borrowing member and its affiliates that hold collateral are required to grant us a security interest in such collateral. All such security interests held by us are afforded a priority by the Competitive Equality Banking Act of 1987 over the claims of any party, including any receiver, conservator, trustee, or similar party having rights as a lien creditor, except for claims held by bona fide purchasers for value or by parties that are secured by prior perfected security interests, provided that such claims would otherwise be entitled to priority under applicable law. In addition, our claims are given certain preferences pursuant to the receivership provisions of the Federal Deposit Insurance Act. Based on these factors, in some cases we do not require our borrowing members to deliver collateral to us, other than securities collateral. Further, we file UCC-1 financing statements with respect to each borrowing member and any affiliate that pledges collateral, except when collateral is otherwise perfected through physical possession. This gives us a perfected security interest with priority over all creditors unless a secured creditor perfects by taking possession of our collateral without notice of our lien.

We take collateral on a blanket, specific listing, or delivery basis depending on the credit quality of the borrower, type of institution and our review of conflicting liens. Acceptable collateral includes certain investment securities, one-to-four family and multi-family mortgage loans, deposits in our Bank, and certain ORERC assets. While we only extend credit based on the borrowing capacity for such approved collateral, our contractual arrangements typically allow us to take other assets as collateral to provide additional protection, including the borrower’s stock in our Bank. Loans that violate our Anti-Predatory Lending Policy and our Subprime and Nontraditional Residential Mortgage Policy for collateral and delinquent loans do not qualify as acceptable collateral and are required to be removed from any collateral value calculation.

At December 31, 2008, ORERC reported by our members accounted for approximately $6.9 billion of borrowing capacity, compared to approximately $4.5 billion of borrowing capacity at December 31, 2007. We have gradually implemented acceptance of newer collateral types as authorized by the Gramm-Leach-Bliley Act of 1999 (“GLB Act”) amendment to the Bank Act. Typically, Advances must be over-collateralized based on the type of collateral, with standard requirements ranging from 100% for deposits (cash) to 150% for residential mortgages held under blanket liens. Less traditional types of collateral such as home equity loans and commercial real estate loans have standard coverage ratios up to 250%. Over-collateralization requirements are applied using market values for collateral in listing and delivery status and using book value for collateral pledged on blanket status. In no event would market values on whole loan residential collateral exceed par.

We verify collateral balances by performing periodic, on-site collateral audits on each of our borrowing members, which allows us to verify loan pledge eligibility, loan credit quality and loan documentation quality, as well as adherence to our Anti-Predatory Lending Policy and Subprime and Nontraditional Residential Mortgage Policy. In addition, on-site collateral audit findings are used to adjust over-collateralization amounts to mitigate credit risk and collateral liquidity concerns. Due to the security provided by collateral, management does not believe that loan loss reserves need to be held against Advances.

Affordable Housing and Community Investment Programs. Each FHLB is required to set aside 10% of its annual net earnings, before interest expense for Mandatorily redeemable capital stock that is classified as debt and after the REFCORP assessment, to fund its AHP (subject to an annual FHLB System-wide minimum of $100 million). Through our AHP, we can provide cash grants or interest subsidies on Advances to our members, which are, in turn, provided to qualified individuals to finance the purchase, construction, or rehabilitation of low- to moderate-income owner-occupied or rental housing. Our AHP includes the following programs:

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

•

Neighborhood Stabilization Assistance, which provides assistance with down payments and closing costs to purchase a home assisted by funds from the U.S. Department of Housing and Urban Development (“HUD”) Neighborhood Stabilization Program funds.

•	Refinance Assistance Program, which provides assistance with refinancing first mortgages using FHA’s HOPE for Homeowners programs.

In addition to AHP, we also offer a variety of specialized Advance programs to support housing and community development needs. Through our CIP, we offer Advances to our members that are involved in community economic development activities benefiting low- or moderate-income families or neighborhoods. These Advances have maturities ranging from 30 days to 20 years and are priced at our cost of funds plus reasonable administrative expenses. These funds can be used for the development of housing, infrastructure improvements, or assistance to small businesses or businesses that are creating jobs in the member’s community for low- and moderate-income families. Advances made under our CIP comprised 2.6% of our total Advances outstanding, at par, at December 31, 2008, and December 31, 2007.

During 2007, we began offering HomeRetain with $100 million available ($50 million each for Indiana and Michigan members) to encourage members to provide mortgage modification or refinancing to homeowners with incomes at or below 115 percent of the HUD area median incomes (family of four not adjusted for family size) who are at risk of delinquency or default.

Investments. We maintain a portfolio of investments, purchased from non-member counterparties, other FHLBs, or members and their affiliates, to provide liquidity and enhance our earnings. Our portfolio of short-term investments in highly-rated entities, principally short-term federal funds, ensures the availability of funds to meet our members’ credit needs. The longer term investment portfolio provides higher returns and may consist of securities issued by the U.S. government and its agencies, and other GSEs, mortgage-backed securities (“MBS”), and asset-backed securities (“ABS”) that are issued by government-sponsored mortgage agencies or private issuers, and securities that carry ratings from one or more of the Nationally Recognized Statistical Rating Organizations (“NRSROs”): Moody’s Investor Service (“Moody’s”), Standard and Poor’s Rating Service (“S&P”) or Fitch Ratings (“Fitch”). Our investments in housing GSEs are not guaranteed by the U.S. government.

All unsecured investments, such as federal funds, including those with our members or their affiliates, are subject to selection criteria, including capital, legal structure and credit rating. Each unsecured counterparty has an exposure limit, which is computed in the same manner, regardless of the counterparty’s status as a member, affiliate of a member or unrelated party. The limitations are subject to periodic review by our Corporate Risk Management Department. This review may result in a reduction of the line of credit or the permissible term of the investment.

Investments in MBS are not subject to specific issuer limitations if the credit rating of the security is primarily derived from the structure of the security. We do not purchase MBS issued by other FHLBs, although we have purchased MBS issued by affiliates of our members.

Under the Finance Agency’s regulations, we are prohibited from investing in the following types of securities:

•

instruments, such as common stock, that represent an equity ownership in an entity, other than stock in small business investment companies, or certain investments targeted to low-income persons or communities;

•	instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks;

•	non-investment grade debt instruments, other than certain investments targeted to low-income persons or communities and instruments that were downgraded after their purchase;

•	whole mortgages or other whole loans, except for

•	those acquired under MPP or the Mortgage Purchase Finance (“MPF”) program;

•	certain investments targeted to low-income persons or communities; and

•	certain foreign housing loans authorized under Section 12(b) of the Bank Act;

•	non-U.S. dollar denominated securities.

The Finance Agency’s regulations further provide that the total book value of our investments in MBS and ABS must not exceed 300% of our Total regulatory capital, consisting of Retained earnings, Class B stock, and

Mandatorily redeemable capital stock, as of the previous month-end on the day we purchase the securities. If our outstanding investments in MBS and ABS exceed the limitation at any time, but were in compliance at the time we purchased the investments, we would not be considered out of compliance with the regulation, but we would not be permitted to purchase additional MBS or ABS until we were back within the capital limitation. As of March 13, 2009, we are in compliance with this regulation, and we were in compliance at December 31, 2008.

On March 24, 2008, the Finance Agency passed a resolution to temporarily grant the FHLBs the ability to purchase additional MBS, not to exceed 600% of Total regulatory capital, in order to increase liquidity in the MBS markets. Investments under this authority are limited to Fannie Mae and Freddie Mac MBS, and this authority will expire on March 31, 2010. Each FHLB must have the approval of its board, provide notice to the Finance Agency of its intention to participate, and meet certain reporting and recordkeeping requirements with the Finance Agency in order to invest up to the increased limit. As of March 13, 2009, we have not utilized this temporary authority. We do not know if we will participate or on what terms our board may authorize any increased investment in MBS under this temporary authority.

In addition, we are prohibited by regulation from purchasing:

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

Deposits. Deposit programs provide a portion of our funding resources, while also giving members a high quality earning asset that satisfies their regulatory liquidity requirements. We offer several types of deposit programs to our members and other institutions including overnight and demand deposits. We may accept uninsured deposits from:

•	our members;

•	institutions eligible to become members;

•	any institution for which we are providing correspondent services;

•	interest rate swap counterparties;

•	other FHLBs; or

•	other federal government instrumentalities.

The following table shows the composition of our deposits as of December 31, 2008, and December 31, 2007:

Composition of Deposits

($ amounts in thousands)

	December 31,
	2008	% of Total	2007	% of Total
Overnight deposits	$489,678	78.8%	$463,760	83.3%
Demand deposits	83,141	13.4%	91,815	16.5%
Custodial mortgage deposits	22	0.0%	18	0.0%
Term/time deposits	46,500	7.5%	—	—
Pass-through deposit reserves	2,150	0.3%	1,279	0.2%

Total	$621,491	100.0%	$556,872	100.0%

To support deposits, the Bank Act requires us to have an amount equal to the current deposits invested in obligations of the United States, deposits in eligible banks or trust companies, or Advances with a maturity not exceeding five years.

As the following table shows, we were in compliance with the Bank Act liquidity requirements for deposits as of December 31, 2008, and December 31, 2007.

Liquidity Deposit Reserves

($ amounts in thousands)

	December 31,
	2008	2007
Deposit reserves	$31,719,463	$34,425,311
Total deposits	621,491	556,872

Excess deposit reserves	$31,097,972	$33,868,439

Mortgage Purchase Program.

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

All of our mortgage loan purchases are governed by a Finance Agency regulation adopted in 2000, as amended. Prior to that time, the FHLBs could only purchase mortgage loans based upon individual approvals from the Finance Agency. Further, while the regulation does not specifically limit us to purchasing fixed-rate loans, we would need to comply with the Finance Agency’s regulation on new business activities to purchase adjustable-rate loans. The Finance Agency regulations provide that any material changes to mortgage purchase programs that have a different risk profile would need to be approved by the Finance Agency as a new business activity.

On October 27, 2006, the Finance Agency approved our proposal to offer pool aggregation under our MPP. Our pool aggregation program is designed to reduce the credit enhancement costs to small and mid-size members participating in the program. Members that participate in the MPP, known as “sellers,” are allowed to pool their loans with similar pools of loans originated by other sellers to create an aggregate pool of loans of approximately $100 million or greater each. The cost of obtaining supplemental mortgage insurance (“SMI”) for a pool of $100 million is less than the cost of obtaining SMI for smaller separate pools of loans.

The MPP was originally developed by our Bank and two other FHLBs. These three FHLBs jointly developed the software and documentation for the MPP. In the event that another FHLB wishes to purchase the MPP software and documentation to start its own program, the initial three MPP banks, and each other FHLB that has acquired the software and documentation, have agreed to determine a reasonable purchase price that is then shared with all the participating FHLBs on a pro-rata basis.

All loans we purchase must meet guidelines for our MPP or be specifically approved as an exception based on compensating factors. Our guidelines are also accepted by our approved SMI providers and generally meet the underwriting standards of Fannie Mae and Freddie Mac. For example, the maximum loan-to-value ratio for any mortgage loan purchased is 95%, and borrowers must meet certain minimum credit scores depending upon the type of property or loan. Further, we will not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy or our Subprime and Nontraditional Residential Mortgage Policy.

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

Our earnings from the MPP are comprised of the monthly interest payments we receive, which are computed on each loan at the mortgage note rate multiplied by the principal balance outstanding, adjusted for the following:

•	servicing costs;

•	the cost of the lender risk account (“LRA”);

•	the cost of the SMI;

•

the net amortization of purchased loan premiums or discounts (in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 91, Non-refundable Fees and Costs Associated with Origination or Acquiring Loans and Initial Direct Costs of Leases (“SFAS 91”); and

•

the net amortization of terminated MPP hedge basis adjustments (in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended by SFAS No. 137, Accounting for Derivatives Instruments and Hedging Activities — Deferral of Effective Date of FASB Statement No. 133, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”) and SFAS 91).

FHA mortgage loans are considered to have a 100% United States government guarantee on the mortgage loans and, therefore, we believe that we have no credit risk exposure from these loans, so no additional credit enhancements (such as an LRA or SMI) are required.

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

We do not service the mortgage loans we purchase. Sellers may elect to retain servicing rights for the loans sold to us, or they may elect to sell servicing rights to an MPP-approved servicer. The servicers are responsible for all aspects of servicing, including, among other things, the administration of the foreclosure and claims processes, from the date we purchase the loan until the loan has been fully satisfied. In the past, we required payments on a scheduled/scheduled basis, which means that we received scheduled monthly principal and interest from the servicer, regardless of whether the mortgagor is making payments to the servicer. On June 1, 2006, we began offering an actual/actual remittance option. Under actual/actual servicing agreements, the servicers remit payments only as they are received from the borrowers.

On September 25, 2008, JPMorgan Chase & Co. acquired the banking operations of our former approved servicer, Washington Mutual Bank, FA. Currently, JPMorgan Chase & Co. is the only approved servicer to which servicing rights may be sold when we originally purchase the mortgage loans. Those sellers that retain servicing rights receive a monthly servicing fee, and must be approved by us and undergo an audit by a third-party quality control contractor that advises the sellers of any deficiencies in servicing procedures or processes and then notifies us so that we can monitor their performance. The sellers that retain servicing rights can sell them at a later date, with our approval. Servicing activities, whether retained or released, are subject to review by our master servicer, Washington Mutual Mortgage Securities Corporation. If we deem servicing to be inadequate, we can require that the servicing of those loans be transferred to a servicer that is acceptable to us.

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

The required credit enhancement to reach the expected credit rating is determined by using an NRSRO Rating Model. An LRA is then established in an amount sufficient to achieve the expected credit rating. Credit losses on defaulted mortgage loans in the pool are paid from these sources in the following order:

•	collateral value;

•	primary mortgage insurance, if any;

•	LRA;

•	SMI; and

•	our Bank.

The LRA is funded through a reduction to the net yield earned on loans and the corresponding purchase price paid to the member and is paid out of the periodic interest payments on the loans. As these funds are collected, they are held by us and used to reimburse losses incurred by us or the SMI provider. If the mortgage loans perform better than expected, the remaining funds in the LRA are returned to the member, thus encouraging the member to sell us only good quality loans. SMI is added on any pools of loans where, after application of the LRA, there is still credit enhancement needed. The weighted average LRA annual cost allocation is 7.30 basis points of the principal balance of the pool of loans sold, and the weighted average SMI premium is 8.38 basis points. Any losses that exceed the funds available from the above sources would be absorbed by us.

We receive a 0.25% to 0.75% fee on cash-out refinancing transactions, a 1.5% fee on loans on investment properties and certain additional fees for loans with low FICO® scores and high loan-to-value ratios that are consistent with industry standards. FICO® is a widely used credit industry model developed by Fair, Isaac and Company, Inc. to assess borrower credit quality with scores ranging from 300-850. We also adjust the market price we pay for loans depending upon market conditions. We continue to evaluate the scope and rate of such fees as they evolve in the industry and may change our fee structure to be similar to those of the other GSEs. We do not pay the sellers any fees other than the servicing fee discussed above when the seller retains the servicing rights.

Our current SMI providers are Mortgage Guaranty Insurance Corporation (“MGIC”) and Genworth Residential Mortgage Insurance Corporation of North Carolina (“Genworth”). We enter into the insurance contracts directly with the SMI provider, but a contract is written for each pool or aggregate pool. Pursuant to Finance Agency regulation, the seller must be responsible for all expected credit losses on the mortgages sold to us. Therefore, the seller is the purchaser of the SMI policy and we are designated as the beneficiary. Although we remit the insurance payments to the SMI provider, the payments are the seller’s obligation. We collect the SMI premiums from the monthly mortgage remittances received from the sellers or their designated servicer and remit them to the SMI provider as an administrative convenience.

The Finance Agency’s credit risk-sharing regulations require us to use SMI providers that are rated at least AA-. During 2008, all three of the NRSROs downgraded MGIC below AA-. Genworth was rated at least AA- by two of the three NRSROs throughout 2008. On November 20, 2008, Fitch withdrew its rating of Genworth and will no longer provide ratings or analytical coverage. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk Management — MPP” for the ratings of our SMI providers as of March 13, 2009.

In accordance with the Finance Agency regulation, we use a model to re-evaluate the mortgage pools when there is evidence of credit quality declines in the underlying mortgage pools. Based on the rating downgrades of MGIC and the overall deterioration in the housing market, we performed a comprehensive analysis of all mortgage pools during the third quarter of 2008. This credit quality review was not limited to the downgrades of the SMI providers, but included factors such as home price changes. As of December 31, 2008, we are holding the required amount of risk-based capital allocated to MPP within required minimum standards. While we continue to evaluate SMI choices, we are presently conducting all new business with Genworth. However, as of March 13, 2009, Genworth has been downgraded to Baa2 by Moody’s and to A+ with watch negative by S&P. We have evaluated the impact of the downgrades on the credit quality of the related mortgage pools. We continue to discuss this issue (including possible regulatory relief) with the Finance Agency, but with the deterioration of the home mortgage credit markets, SMI coverage from an insurer rated AA- or better is not available. However, we do not currently know what the final resolution of this issue will be.

It is the servicer’s responsibility to initiate loss claims on the loans. No payments from the LRA (other than amounts returned to the seller as described in Note 1 to the financial statements) or SMI are made prior to initiation of the foreclosure or claims process. Once it is determined that a loss is covered, the SMI provider pays the claim in full and seeks reimbursement from the LRA. The SMI provider is entitled to reimbursement for credit losses from funds available in the LRA that are equal to the aggregate amounts contributed to the LRA less any amounts paid for previous claims and any amounts that have been released from the LRA and paid to us. If the LRA is still being funded, the SMI provider could make claims against those payments as they are received up to the full reimbursable amount of the claim, and these amounts would be reflected as additional deductions from the LRA as they were paid. Although losses not covered by the LRA or the SMI would be absorbed by us, the LRA and SMI are generally sufficient to protect us from any loss in an amount up to approximately 50% of the home’s original value, with the presumption that the home’s then current collateral value, together with primary mortgage insurance, if any, would equal at least 50% of the original value at the time the loss is computed. See “Item 7. Financial Information — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk Management” for further information.

In 2005, we negotiated with MGIC to obtain an aggregate loss/benefit limit or “stop-loss” on any master commitment contracts that equal or exceed $35 million in order to limit the cost of SMI coverage. The stop-loss is equal to the total initial principal balance of loans under the master commitment contract multiplied by the stop-loss percentage, as is then in effect, and represents the maximum aggregate amount payable by the SMI provider under the SMI policy for that pool. Even with the stop-loss provision, the aggregate of the LRA and the amount payable by the SMI provider under an SMI stop-loss contract will be equal to or greater than the amount of credit enhancement required for the pool to have an implied S&P credit rating of at least AA at the time of purchase. Non-credit losses, such as uninsured property damage losses which are not covered by the SMI, can be recovered from the LRA to the extent that there are LRA funds available.

MPP Concentration. Based upon the average balances of MPP loans outstanding, at par, and imputing the amount of interest income, no member contributed interest income that exceeded 10% of our Total interest income for the years ended December 31, 2008, or December 31, 2007. Our board has established a limit that restricts MPP loans outstanding purchased from any one MPP seller to 50% of MPP loans outstanding.

On October 1, 2007, ABN AMRO Holdings NV sold its North American bank holding company, LaSalle Bank Corporation, and its subsidiaries, including our member, LaSalle Bank, to Bank of America Corporation, which currently has no other bank charters in our district. As of October 17, 2008, Bank of America Corporation

consolidated the LaSalle bank charter into a Bank of America Corporation charter (Bank of America, N.A.) located in another FHLB district. Consequently, while Bank of America N.A. may continue to conduct business in Michigan, we no longer purchase mortgage loans from Bank of America N.A. Our MPP purchase volume has declined due to the loss of Bank of America N.A. and our other two large sellers. We lost one of these two large MPP sellers due to an out-of-district merger, and the other one sold its primary mortgage origination subsidiary that produced most of the loans that we purchased from it. Going forward, we expect that the outstanding balance of our MPP loans will continue to decline due to the loss of these three large sellers and our board policy to reduce our outstanding MPP balance. See the sections entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Item 1A. Risk Factors — Loss of One or More Large Customers Could Adversely Impact Us.”

Funding Sources

The primary source of funds for each of the FHLBs is the sale of debt securities, known as COs, in the capital markets. The Finance Agency’s regulations govern the issuance of debt on our behalf and authorize us to issue COs, through our agent, the Office of Finance under Section 11(a) of the Bank Act. All of the FHLBs are jointly and severally liable for the COs issued under Section 11(a). No FHLB is permitted to issue individual debt under Section 11(a) without the approval of the Finance Agency.

While COs, which consist of Bonds and Discount notes, are, by regulation, the joint and several obligations of the FHLBs, the primary liability for COs issued to provide funds for a particular FHLB rests with that FHLB. COs are backed only by the financial resources of the FHLBs, and there has never been a default in the payment of any CO. Although each FHLB is a GSE, COs are not obligations of, and are not guaranteed by, the U.S. government. The Moody’s and S&P ratings for COs of Aaa and AAA, respectively, reflect the likelihood of timely payment of principal and interest on the COs. The aggregate par amount of the FHLB System’s outstanding COs was approximately $1,251.5 billion at December 31, 2008, and $1,189.7 billion at December 31, 2007.

Although we are primarily liable for those COs that are issued on our behalf, we are also jointly and severally liable, along with the other FHLBs, for the payment of principal and interest on COs of all the FHLBs. If the principal or interest on any CO is not paid in full when due, we will not be allowed to pay dividends to, or redeem or repurchase shares of stock from, any of our members. The Finance Agency, in its discretion, may require us to make principal or interest payments due on any FHLB’s COs. To the extent that we make any payment on a CO as to which we are not the primary obligor, we are entitled to reimbursement from the FHLB that is the primary obligor. However, if the Finance Agency determines that such FHLB is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBs on a pro-rata basis in proportion to each FHLB’s participation in all COs outstanding, or on any other basis the Finance Agency may determine.

The Finance Agency’s regulations also state that we must maintain the following types of assets free from any lien or pledge in an amount at least equal to the amount of COs outstanding on our behalf:

•	cash;

•	obligations of, or fully guaranteed by, the United States;

•	secured Advances;

•	mortgages, which have any guaranty, insurance, or commitment from the United States or any agency of the United States;

•

investments described in Section 16(a) of the Bank Act, which include, among other items, securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLB is located; and

•	other securities that are assigned a rating or assessment by an NRSRO that is equivalent to or higher than the rating or assessment assigned by that NRSRO to the COs.

The following table shows a comparison of the aggregate amount of the above-noted asset types to the total amount of outstanding COs issued on our behalf as of December 31, 2008, and December 31, 2007, and verifies that we maintain assets in excess of our required amounts. The amount of aggregate qualifying assets and COs reflects the effects of SFAS 133 fair value hedging adjustments.

Aggregate Qualifying Assets

($ amounts in thousands)

	December 31,
	2008	2007
Aggregate qualifying assets	$56,807,895	$56,001,827
Total COs issued on our behalf	52,162,658	52,425,220

Aggregate qualifying assets in excess of COs	$4,645,237	$3,576,607

Ratio of aggregate qualifying assets to COs	1.09	1.07

Office of Finance

The issuance of the COs is facilitated and executed by the Office of Finance. It also services all outstanding debt, provides information on capital market developments, manages our relationship with the NRSROs with respect to COs, and administers payments to REFCORP and the Financing Corporation. These two corporations were established by Congress in the 1980s to help recapitalize the savings and loan industry’s deposit insurance fund and resolve insolvent savings institutions. The Office of Finance serves as the FHLBs’ fiscal agent for debt issuance and can control the timing and amount of each issuance. The U.S. Treasury can affect debt issuance for the FHLBs through its oversight of the U.S. financial markets. See “Supervision and Regulation — Government Corporations Control Act” herein.

Consolidated Obligation Bonds

Consolidated Obligation bonds (“CO Bonds”) satisfy term funding requirements and are issued with a variety of maturities and terms under various programs. The maturities of these securities typically range from six months to 30 years, but the maturities are not subject to any statutory or regulatory limit. The CO Bonds can be fixed or adjustable rate and callable or non-callable. They are issued and distributed through negotiated or competitively bid transactions with approved underwriters or selling group members.

We request funds primarily through automated systems developed by the Office of Finance. Our request may include parameters such as program type, issuance size, pricing and coupon levels, maturity, and option characteristics. We receive 100% of the proceeds of a bond issued via direct negotiation with underwriters of FHLB System debt when we are the only FHLB involved in the negotiation; consequently, we are the primary obligor on that CO Bond. When, along with one or more of the other FHLBs, we jointly negotiate the issuance of a CO Bond directly with underwriters, we receive a portion of the proceeds of the CO Bond agreed upon with the other FHLBs; in those cases, we are the primary obligor for a pro-rata portion of the CO Bond based on the amount of proceeds we receive. Many of our CO Bond issuances, including both those that do and do not involve participation by other FHLBs, are conducted via direct negotiation with underwriters of FHLB System CO Bonds.

We may also request specific amounts of particular CO Bonds to be offered by the Office of Finance for sale via competitive auction conducted with underwriters in a bond selling group. One or more other FHLBs may also request that amounts of those same CO Bonds be offered for sale for their benefit via the same auction. We may receive from 0% to 100% of the proceeds of the CO Bonds issued via competitive auction depending on: (a) the amounts and costs for the CO Bonds bid by the underwriters; (b) the maximum costs we, and any other

FHLB(s) participating in the same issue, are willing to pay for the CO Bonds; and (c) guidelines for allocation of CO Bond proceeds among multiple participating FHLBs as administered by the Office of Finance. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Financial Trends Affecting the FHLBs in the Capital Markets” for more information.

Discount Notes

We also issue Discount notes to provide short-term funds for Advances to members and for other investments. These securities can have maturities that range from one day to one year, and are offered daily through a Discount note selling group and through other authorized securities dealers. Discount notes are sold at a discount and mature at par.

On a daily basis, we may request specific amounts of Discount notes with specific maturity dates to be offered by the Office of Finance at a specific cost for sale to underwriters in the Discount note selling group. One or more other FHLBs may also request that Discount notes with the same maturities be offered for sale for their benefit on the same day. The Office of Finance commits to issue Discount notes on behalf of the participating FHLB(s) when underwriters in the selling group submit orders for the specific Discount notes offered for sale. We may receive from 0% to 100% of the proceeds of the Discount notes issued via this sales process depending on: (a) the maximum costs we or the other FHLBs participating in the same Discount notes, if any, are willing to pay for the Discount notes; (b) the amounts of orders for the Discount notes submitted by underwriters; and (c) guidelines for allocation of Discount note proceeds among participating FHLBs as administered by the Office of Finance.

We may also request that specific amounts of Discount notes with fixed maturity dates ranging from 4 weeks to 26 weeks be offered by the Office of Finance for sale via competitive auction conducted with underwriters in the Discount note selling group. One or more other FHLBs may also request amounts of those same Discount notes be offered for sale for their benefit via the same auction. The Discount notes offered for sale via competitive auction are not subject to a limit on the maximum costs the FHLBs are willing to pay. We may receive from 0% to 100% of the proceeds of the Discount notes issued via competitive auction depending on: (a) the amounts and costs for the Discount notes bid by underwriters; and (b) guidelines for allocation of Discount note proceeds among multiple participating FHLBs as administered by the Office of Finance.

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

•	amounts owed to counterparties on derivative contracts; and

•

other miscellaneous liabilities including benefits payable for employee pension and other benefit plan obligations, accrued salary and benefits, amounts payable related to the LRA and SMI on MPP program loans, and amounts payable related to bank and correspondent service operations.

A summary of our total indebtedness at December 31, 2008, and December 31, 2007, follows.

Total Indebtedness

($ amounts in thousands)

	2008		2007
	Amount	% of Total	Amount	% of Total
Deposits	$621,491	1.1%	$556,872	1.0%
COs	52,162,658	95.3%	52,425,220	97.3%
Accrued interest payable	284,021	0.5%	318,494	0.6%
AHP payable	36,009	0.1%	30,300	0.1%
REFCORP payable	17,163	0.0%	9,463	0.0%
Mandatorily redeemable capital stock	539,111	1.0%	163,469	0.3%
Derivative liabilities	1,060,259	1.9%	304,745	0.6%
Other miscellaneous liabilities	48,556	0.1%	47,257	0.1%

Total indebtedness	$54,769,268	100.0%	$53,855,820	100.0%

Our earnings have always been sufficient to cover our fixed charges, which consist primarily of the interest we pay on the COs for which we are the primary obligor. The following table presents the ratio of our earnings to our fixed charges for the five years ended December 31, 2008:

Computation of Earnings to Fixed Charges

($ amounts in thousands)

	As of and for the Year ended December 31,
	2008	2007	2006	2005	2004
Income Before Assessments	$252,407	$166,987	$160,769	$207,855	$178,044

Fixed charges(1)
Interest expense on COs	$1,811,745	$2,365,091	$2,121,061	$1,543,756	$1,011,317
Interest expense on deposits and other	27,023	50,438	59,503	32,221	15,197

Fixed charges	$1,838,768	$2,415,529	$2,180,564	$1,575,977	$1,026,514

Earnings, including fixed charges	$2,091,175	$2,582,516	$2,341,333	$1,783,832	$1,204,558
Ratio of earnings to fixed charges	1.14	1.07	1.07	1.13	1.17

(1)	Our fixed charges include interest expense and premium and discount amortization on CO Bonds, including net settlements on derivatives that hedge CO Bonds, and Discount notes and interest expense on other liabilities including Deposits, Borrowings from other FHLBs, Mandatorily redeemable capital stock, and Other borrowings. We do not capitalize interest, and the impact of interest expense within our rental costs is not significant.

REFCORP

The purpose of REFCORP is to provide funds to the Resolution Trust Corporation to allow it to resolve troubled savings and loan institutions in receivership during the 1980s and early 1990s. REFCORP has no employees but instead uses the officers, employees, and agents of the FHLBs. It is subject to such regulations, orders and directions as the Finance Agency prescribes. REFCORP was authorized by Congress in 1989 to issue bonds, notes, debentures, and similar obligations in an aggregate amount not to exceed $30 billion. REFCORP obligations are not obligations of, or guaranteed as to principal by, the FHLB System, the FHLBs, or the U.S. government. However, the U.S. government pays interest on such obligations as required, and, by statute, 20% of the net earnings after operating expenses and AHP expense of each FHLB is used to fund the interest payments on these obligations.

In 1989, Congress established the amount of the total interest payments to be paid by the FHLBs at $300 million per year, or $75 million per quarter. A regulatory formula, which is no longer applicable, initially established how the $300 million was to be allocated among the FHLBs and how funding shortfalls were to be addressed. In 1999, the GLB Act changed the annual assessment to a flat rate of 20% of net earnings after operating expenses and AHP expense for each FHLB. Because this amount cannot be changed without further legislation, the expiration of the obligation is shortened as payments in excess of $75 million per quarter are accrued by the 12 FHLBs. As specified in the Finance Agency regulation that implemented Section 607 of the GLB Act, the payment amount in excess of the $75 million required quarterly payment is used to simulate the purchase of zero-coupon Treasury bonds to defease all or a portion of the most distant remaining $75 million quarterly payment. The Finance Agency, in consultation with the Secretary of the Treasury, selects the appropriate zero-coupon yields used in this calculation.

Through December 31, 2007, the FHLBs exceeded the $300 million annual annuity requirements for all years between 2000 and 2007, effectively accelerating payment of the REFCORP obligations and shortening their remaining term to October 15, 2013. The FHLBs made REFCORP cash payments totaling $576 million during the first three quarters of 2008, further shortening the remaining term. The net REFCORP assessment of the FHLBs was negative $82 million and cash payments were $35 million for the fourth quarter of 2008, while the net REFCORP assessments and cash payments were $209 million for the fourth quarter of 2007. The net REFCORP assessment of the FHLBs was $429 million and cash payments were $611 million for 2008, while the net REFCORP assessment and cash payments were $703 million for 2007. The cash payments are made based on preliminary GAAP net income amounts due to the timing requirement of the payment. Any FHLB with a net loss for a quarter is not required to pay the REFCORP assessment for that quarter. The $40 million by which the fourth quarter 2008 REFCORP payment fell short of the $75 million quarterly benchmark, along with the $182 million of credits due to FHLBs that overpaid their 2008 annual REFCORP assessment, reinstated the $49 million defeasance of the benchmark payment due on July 15, 2012, the defeasance of the entire benchmark payments due on October 15, 2012 and January 15, 2013, and the defeasance of $32 million of the benchmark payment due on April 15, 2013. Thus, as of December 31, 2008, the FHLBs must continue to make quarterly payments through April 15, 2013. This date assumes that the FHLBs will pay exactly $300 million annually after December 31, 2008 until the annuity is fully satisfied. This compares to the outside date of October 15, 2013, effective at December 31, 2007, based on REFCORP payments made through 2007.

Contributions to REFCORP will be discontinued once all obligations have been fulfilled. However, due to the interrelationships of all future earnings of the 12 FHLBs, we are not able to determine the total cumulative amount to be paid by our Bank to REFCORP.

Use of Derivatives

Finance Agency regulations and our Risk Management Policy (“RMP”) establish guidelines for the use of derivatives. The goal of our interest rate risk management strategy is not to eliminate interest rate risk but to manage it within appropriate limits. Permissible derivatives include interest rate swaps, swaptions, interest rate cap and floor agreements, calls, puts, futures, and forward contracts executed as part of our market risk management philosophy. We are permitted to execute derivative transactions only to manage interest rate risk positions, hedge embedded options in assets and liabilities including mortgage prepayment risk positions, hedge any foreign currency positions, and act as an intermediary between our members and interest rate swap counterparties. All derivatives are accounted for at fair value in accordance with SFAS 133. We are prohibited from trading in or the speculative use of these instruments, and we have limits for credit risk arising from these instruments.

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

Supervision and Regulation

The Bank Act

We are supervised and regulated by the Finance Agency, an independent agency in the executive branch of the U.S. government, established by HERA. Our former regulator, the Finance Board, will be abolished one year after the HERA enactment date. Finance Board regulations, policies and directives have been transferred to the Finance Agency, and the Finance Board has substantially wound up its affairs.

Under the Bank Act, the Finance Agency’s responsibility is to ensure that, pursuant to regulations promulgated by the Finance Agency, each FHLB:

•	carries out its housing finance mission;

•	remains adequately capitalized and able to raise funds in the capital markets; and

•	operates in a safe and sound manner.

The Finance Agency is headed by a Director, (the “Director”), who will be appointed to a five-year term by the President of the United States, with the advice and consent of the Senate. The Director appoints a Deputy Director for the Division of Enterprise Regulation, a Deputy Director for the Division of FHLB Regulation, and a

Deputy Director for Housing Mission and Goals, who oversees the housing mission and goals of Fannie Mae and Freddie Mac, as well as the housing finance and community and economic development mission of the FHLBs. HERA also established the Federal Housing Finance Oversight Board, comprised of the Secretaries of Treasury and HUD, the Chairman of the Securities and Exchange Commission (“SEC”), and the Director. The Oversight Board functions as an advisory body to the Director. The Finance Agency’s operating expenses are funded by assessments on the FHLBs, Fannie Mae and Freddie Mac. As such, no tax dollars or other appropriations support the operations of the Finance Agency or the FHLBs. In addition to our submissions to the Finance Agency of monthly financial information on our condition and results of operations, the Finance Agency conducts annual on-site examinations in order to assess our safety and soundness and also performs periodic on- and off-site reviews.

The Bank Act gives the Secretary of the Treasury the discretion to purchase COs up to an aggregate principal amount of $4 billion. No borrowings under this authority have been outstanding since 1977. HERA also provides another U.S. Treasury line of credit which expires on December 31, 2009. As of March 13, 2009, we have not drawn on this available source of liquidity and have no immediate plans to do so.

The U.S. Treasury receives a copy of the Finance Agency’s annual report to the Congress, monthly reports reflecting the FHLB System’s securities transactions, and other reports reflecting the FHLB System’s operations. Our annual financial statements are audited by an independent registered public accounting firm following generally accepted auditing standards and standards issued by the Public Company Accounting Oversight Board as well as the government auditing standards issued by the U.S. Comptroller General. The Comptroller General has authority under the Bank Act to audit or examine the Finance Agency and the FHLB System and to decide the extent to which they fairly and effectively fulfill the purposes of the Bank Act.

GLB Act Amendments to the Bank Act

Prior to the enactment of the GLB Act in 1999, the Bank Act provided for a “subscription” capital structure for the FHLBs. Under that structure, a single class of capital stock was issued to members by their respective FHLB pursuant to a statutory formula which required each member to purchase stock in an aggregate amount equal to the greatest of the following (i) $500; (ii) 1% of the member’s total mortgage assets; or (iii) 5% of the Advances outstanding to the member. The stock was redeemable by a member that sought to withdraw from its FHLB membership upon six months’ prior written notice to that FHLB. Upon redemption, a member would receive the par value of its stock.

The GLB Act amended the Bank Act to provide a more flexible and permanent capital structure for the FHLBs by requiring that each FHLB develop and implement a capital plan that, among other things, would replace the previous single-class FHLB capital stock with a new capital structure comprised of Class A Stock, Class B Stock, or both. Class A Stock is redeemable by a member upon six months’ prior written notice to its FHLB. Class B Stock is redeemable by a member upon five years’ prior written notice to its FHLB. Class B Stock also has a higher weighting than Class A Stock for purposes of calculating the minimum leverage requirement applicable to each FHLB.

The GLB Act amendments require that each FHLB maintain permanent capital and Total capital in sufficient amounts to comply with specified, minimum risk-based capital and leverage capital requirements.

•

Permanent capital is defined as the amount we receive for our Class B Stock (including Mandatorily redeemable capital stock) plus our Retained earnings. Permanent capital must at least equal our risk-based capital requirement, which is defined as the sum of credit risk, market risk, and operations risk capital requirements. Each of these risk capital requirements is measured in accordance with guidelines in the Finance Agency’s regulations. Generally, our

–

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

•

Total capital is defined as permanent capital plus a general allowance for losses plus any other amounts determined by the Finance Agency to be available to absorb losses. Total capital must equal at least 4% of Total assets.

•	Leverage capital is defined as 150% of permanent capital. Leverage capital must equal at least 5% of Total assets.

From time to time, for reasons of safety and soundness, the Finance Agency may require one or more individual FHLBs to maintain more permanent capital or Total capital than is required by the regulations. Failure to comply with these requirements or the minimum capital requirements could result in the imposition of operating agreements, cease and desist orders, civil money penalties, and other regulatory action, including involuntary merger, liquidation, or reorganization as authorized by the Bank Act.

In addition to changes in capital structure, the GLB Act also devolved more of the governance and management of each FHLB to its board of directors and officers and away from the Finance Agency. This devolution included the right of the directors to elect the chair and vice chair of the board rather than those offices being appointed by the Finance Agency. The Finance Agency has issued guidance to the FHLBs on various topics that are now controlled by their boards but are of concern to the Finance Agency from a supervisory perspective, including guidance on Retained earnings and predatory lending.

HERA Amendments to the Bank Act

HERA eliminates the Finance Agency’s authority to appoint directors to our board, and the appointed directors are now independent directors and are elected by the entire membership to four-year terms, subject to transitional stagger terms, which may be shorter. The member directors are also elected by each state to four-year terms (subject to staggering). HERA also eliminated the Finance Agency’s authority to cap director fees, but placed additional controls over executive compensation. See “Item 4. Submission of Matters to a Vote of Security Holders” and “Item 11. Executive Compensation” herein for more information.

Government Corporations Control Act

We are subject to the Government Corporations Control Act, which provides that, before we can issue and offer COs to the public, the Secretary of the Treasury must prescribe the form, denomination, maturity, interest rate, and conditions of the obligations; the way and time issued; and the selling price.

Furthermore, this Act provides that the Comptroller General may review any audit of the financial statements of an FHLB conducted by an independent registered public accounting firm. If the Comptroller General undertakes such a review, the results and any recommendations must be reported to the Congress, the Office of Management and Budget, and the FHLB in question. The Comptroller General may also conduct a separate audit of any of our financial statements.

Federal Securities Laws

Our shares of Class B Stock are registered with the SEC under the Securities Exchange Act of 1934, as amended, and we are subject to the information, disclosure, insider trading restrictions, and other requirements under the 1934 Act. We are not subject to the provisions of the Securities Act of 1933 as amended. We have been, and continue to be, subject to all relevant liability provisions of the 1934 Act.

Because our Class B Stock is registered under the 1934 Act, we are subject to the requirements of the Sarbanes-Oxley Act of 2002 (“SOX”) and related rules and regulations issued by the SEC. SOX was enacted to address corporate and accounting fraud and established a new accounting oversight board that enforces auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, SOX

•	requires principal executive officers and principal financial officers to certify the accuracy of periodic reports filed with the SEC;

•	imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures;

•	accelerates the time frame for reporting insider transactions and periodic disclosures by public companies;

•

requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers, and whether the audit committee includes at least one “audit committee financial expert”; and

•	requires significant review and testing of internal controls.

Under SOX, the SEC is required to regularly and systematically review corporate filings, based on certain enumerated factors. To deter wrongdoing, SOX

•	subjects bonuses issued to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct;

•	Creates certain whistleblower reporting standards for employees, auditors and lawyers;

•	prohibits an officer or director from misleading or coercing an auditor;

•	imposes criminal penalties for fraud and other wrongful acts; and

•	extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

Federal and State Banking Laws

We are not generally subject to the state and federal banking laws affecting retail depository financial institutions in the U.S. However, as we do provide our members with certain correspondent services, such as wire transfer services, our activities are subject to the Bank Secrecy Act, as amended by the U.S.A. Patriot Act. We are, therefore, required to report suspicious activity involving the movement of large amounts of cash or the attempted wire transfer of funds to persons or countries that are on the U.S. government’s restricted list. Further, we may become subject to additional requirements if the U.S. Treasury issues regulations governing our activities in this area.

As a wholesale secured lender and a secondary market purchaser of mortgage loans, we are not directly subject to the various federal and state laws regarding consumer credit protection, such as anti-predatory lending laws. However, as non-compliance with these laws could affect the value of these loans as collateral or acquired assets, we require our members to warrant that all of the loans pledged or sold to us are in compliance with all applicable laws. The Finance Agency advised all of the FHLBs in August 2005 that they must have a policy in place that requires members to comply with applicable anti-predatory lending laws with respect to both pledged collateral and mortgage loans to be sold to us. In November 2005, our board adopted Anti-Predatory Lending Policies for both collateral and acquired member assets that prohibit the pledge or sale of such loans from our members to us. After additional discussions with the Finance Agency, our board adopted a revised policy in June 2006.

Regulatory Enforcement Actions

While examination reports are confidential between the Finance Agency and an FHLB, the Finance Agency may publicly disclose supervisory actions or agreements that the Finance Agency has entered into with an FHLB. The Finance Agency entered into two such agreements with the FHLB of Chicago and the FHLB of Seattle in 2004. As all FHLBs issue COs jointly, these agreements may adversely affect our cost of funds. The FHLB of Seattle was released from its supervisory agreement in January 2007. On March 9, 2009, the FHLB of Seattle filed a Current Report on Form 8-K, in which it announced that it failed to meet risk-based capital requirements as of December 31, 2008 and as of February 28, 2009.

On October 10, 2007, the FHLB of Chicago entered into a consensual cease and desist order (“Order”) with the Finance Agency, which concurrently terminated the prior supervisory agreement. The Order states that the Finance Agency has determined that requiring the FHLB of Chicago to take the actions specified in the Order will “improve the condition and practices of the FHLB of Chicago, stabilize its capital, and provide the FHLB of Chicago an opportunity to address the principal supervisory concerns identified by the Finance Agency.”

The Order places several restrictions on the FHLB of Chicago:

•

The FHLB of Chicago must maintain a ratio of regulatory capital (including subordinated debt) to total assets of at least 4.5%, and a minimum total level of the sum of capital stock plus subordinated debt of $3.6 billion;

•

The FHLB of Chicago may not redeem or repurchase any capital stock from members without prior approval from the Finance Agency; the Finance Agency can approve redemptions or repurchases if it determines that such actions would be consistent with maintaining the capital adequacy of the bank;

•	Dividend declarations are subject to the prior written approval of the Finance Agency;

•	The FHLB of Chicago will review and revise its market risk management policies, and commission periodic independent reviews of the effectiveness of its market risk management; and

•	The FHLB of Chicago will submit a capital structure plan to the Finance Agency outlining a conversion under the GLB Act, along with strategies for implementing the plan.

On July 24, 2008, the Finance Agency amended the Order. The amended Order allows FHLB of Chicago members that purchase additional stock on or after July 24, 2008, to increase their advance borrowings to redeem that incremental amount of stock once the new advance has been repaid, subject to some limitations.

We do not yet know how these developments at the FHLB of Chicago or the FHLB of Seattle, or future regulatory developments, if any, at other FHLBs, will affect our Bank’s operations. Please refer to “Item 1A. Risk Factors” herein for a discussion of the FHLBs’ joint and several liabilities.

Assessments

Although we are exempt from all federal, state, and local taxation, except for real estate taxes, we are obligated to make payments to REFCORP in the amount of 20% of net earnings after operating expenses and AHP expense. Additionally, in the aggregate, the 12 FHLBs are required annually to set aside, for the AHP, the greater of $100 million or 10% of the current year’s net earnings before interest expense for Mandatorily redeemable capital stock that is classified as debt (but after expenses for REFCORP). Despite our tax-exempt status, any cash dividends issued by us to members are taxable dividends to the members and do not benefit from the exclusion for corporate dividends received.

The preceding information is for general information only. It is not tax advice. Members should consult their own tax advisors regarding particular federal, state, and local tax consequences for purchasing, holding, and disposing of our Class B Stock, including the consequences of any proposed change in applicable law.

Membership Trends and Geographic Distribution

At December 31, 2008, we had 424 members, compared to 421 members at December 31, 2007. Our membership territory is comprised of the states of Indiana and Michigan. The following tables present the geographic distribution of our members and Advances and the composition of our members by type of financial institution:

Distribution of Members by State

	As of December 31,
	2008		2007
	Number	%	Number	%
Indiana	195	46%	197	47%
Michigan	229	54%	224	53%

Total	424	100%	421	100%

Distribution of Advances to Members by State

	Percentage of Advances As of December 31,
	2008	2007
Indiana	38%	27%
Michigan	62%	73%

Total	100%	100%

Composition of Members by Type

	As of December 31,
	2008		2007
	Number	%	Number	%
Commercial Banks	248	58%	252	60%
Thrifts	49	12%	50	12%
Credit Unions	98	23%	94	22%
Insurance Companies	29	7%	25	6%

Total	424	100%	421	100%

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

Competition

We operate in a highly competitive environment. Demand by members for Advances is affected by, among other things, the cost of their other available sources of funds, including deposits. We compete with other suppliers of wholesale funding, both secured and unsecured. Such other suppliers may include investment banking concerns, commercial banks, and in certain circumstances, other FHLBs. An example of these circumstances occurs when a financial holding company has subsidiary banks that are members of different FHLBs, and can, therefore, choose to take Advances from the FHLB with the best rate. Larger institutions may have access to all of the alternatives listed as well as independent access to the national and global credit markets. The availability of alternative funding sources to members can significantly influence the demand for Advances and can be affected by a variety of factors, including market conditions, members’ creditworthiness and regulatory restrictions, liquidity access from other government sources (such as the FDIC, a Federal Reserve Bank or the U.S. Treasury) and availability of market valuation and collateral.

Likewise, MPP is subject to significant competition. The most direct competition for mortgage purchases comes from other buyers of conventional, conforming fixed-rate mortgage loans such as Fannie Mae and Freddie Mac.

We also compete with Fannie Mae, Freddie Mac and other GSEs as well as corporate, sovereign, and supranational entities for funds raised through the issuance of CO Bonds, Discount notes, and other debt instruments. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs to us or lesser amounts of debt issued on our behalf at the same cost than otherwise would be the case. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Trends Affecting the FHLBs in the Capital Markets” for more information.

Employees

As of December 31, 2008, we had 152 full-time employees and six part-time employees, compared to 144 full-time employees and seven part-time employees at December 31, 2007. A collective bargaining unit does not represent the employees.

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

We have a Code of Conduct that is applicable to all directors, officers, and employees and the members of our Affordable Housing Advisory Council. The Code of Conduct is available on our website at www.fhlbi.com by clicking on “About” and then selecting “Code of Conduct” from the drop-down menu. Interested persons may also request a copy by contacting us, Attention: Corporate Secretary, FHLB of Indianapolis, 8250 Woodfield Crossing Boulevard, Indianapolis, IN 46240.

We are providing our website address and the SEC’s website address solely for the reader’s information. Information appearing on our website or on the SEC’s website in not incorporated into this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

We have identified the following risk factors that could have a material adverse effect on our business or results of operations.

Adverse Changes in Interest Rates Could Have a Material Adverse Effect Including Potential Loss or Impairment of Capital.

We operate under regulatory and internal constraints that reduce the potential for significant losses due to changes in interest rates. However, an adverse change in interest rates could result in declining earnings and market value of equity or even cause us to suffer a loss or impairment of capital. We purchase mortgage loans, MBS, and ABS at both premiums and discounts. Any growth in these portfolios would increase our interest rate risk. A decrease in the size of the mortgage asset portfolio could have an adverse effect on financial performance. A number of measures are used to monitor and manage interest rate risk. We make certain key assumptions, including prepayment speeds on mortgage-related assets, cash flows, loan volumes, and pricing. These assumptions are inherently uncertain and, as a result, it is impossible to accurately predict the impact of higher or lower interest rates on Net interest income.

Economic Downturns and Changes in Federal Monetary Policy Could Have an Adverse Effect on Our Business Operations or Earnings.

Business growth and earnings are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, money supply, fluctuations in both debt and equity capital markets, and the strength of the U.S. economy and the local economies in which we conduct business. During the second half of 2007, there were world-wide disruptions in the credit and mortgage markets and an overall downturn in the U.S. economy and the local economies in which we operate. These conditions continued to deteriorate throughout 2008 and they could adversely impact our business. For example, weakening real estate prices and adverse trends in the mortgage markets have reduced the value of collateral securing Advances to our members, our investments in MBS and ABS and the loans we purchase through our MPP.

Our district is comprised of the states of Indiana and Michigan. Although Indiana’s foreclosure rate as of December 31, 2008, is slightly lower than the national rates, its unemployment rate is higher than the national unemployment rate. Economic data for Michigan have generally been unfavorable compared to national data, with both unemployment and foreclosure rates higher than national rates.

A prolonged economic downturn could result in deterioration in the financial condition of our members, which could cause them to become delinquent or default on their Advances. In combination, these circumstances could increase the possibility of under-collateralization of Advances and the risk of loss. The continuing deterioration in the mortgage markets could also impact the value of our MBS or MPP portfolios and could result in potential losses, continued declines in value or other-than-temporary impairment.

In addition, our business and earnings are significantly affected by the monetary policies of the federal government and its agencies. We are particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the United States. The Federal Reserve Board’s policies directly and indirectly influence the yield on interest-earning assets and the cost of interest-bearing liabilities. Changes in the policies of the federal government and its agencies are beyond our control and difficult to predict.

Inability to Access Capital Markets Could Adversely Affect Our Liquidity.

The continuing deterioration in the housing market and the U.S. economy significantly increases our liquidity risk as well as our credit risk. We regularly issue debt securities or COs. At times, it has been more difficult and more expensive to issue longer term debt and this has necessitated focusing our efforts on short-term debt funding with maturities of six months or less. Any significant disruption of the short-term debt market could have a serious impact on our Bank and the FHLB System.

Our primary source of funds is the sale of COs in the capital markets, including the short-term discount note market. Our ability to obtain funds through the sale of COs depends in part on prevailing conditions in the capital markets, such as investor demand and the effects of the reduction of liquidity in financial markets, which are beyond our control. The severe financial and economic disruptions, and the U.S. government’s dramatic measures to mitigate their effects, have changed the traditional bases on which market participants value GSE debt securities and consequently have affected our funding costs and practices. During 2008, the funding costs associated with issuing long-term COs became more volatile and rose sharply compared to LIBOR and U.S. Treasury securities. This reflected dealers’ reluctance to sponsor and investors’ current reluctance to buy longer term GSE debt, coupled with strong investor demand for high-quality, short-term debt instruments, such as U.S. Treasury securities and Discount notes. As a result, we generally decreased our term money market holdings and maintained the bulk of our liquidity in overnight investments. Although market conditions improved in the fourth quarter, we have also become more reliant on the issuance of Discount notes, with maturities of one year or less, for funding. As stated above, any significant disruption in the short-term debt markets could have a serious effect on us, and the FHLB System. If these conditions were to continue indefinitely, we may not be able to obtain funding on acceptable terms and the higher cost of longer term liabilities would likely cause us to further increase Advance rates, which could adversely affect demand for Advances and, in turn, our results of operations. Alternatively, continuing to fund longer term assets with very short-term liabilities could adversely affect our results of operations if the cost of those short-term liabilities rises to levels above the yields on the assets being funded. If we cannot access funding when needed on acceptable terms, our ability to support and continue our operations could be adversely affected, which could negatively affect our financial condition and results of operations, and the value of membership in our Bank.

Changes in Legal and Regulatory Environment Could Negatively Impact our Ability to Do Business.

We could be materially adversely affected by (1) the adoption of new laws, policies, regulations or accounting pronouncements, (2) changes in existing laws, policies or regulations, including changes to their interpretations or applications by the Finance Agency, the SEC or FASB, or as the result of judicial review that modify the present regulatory environment, or (3) the failure of certain rules or policies to change in the manner we anticipated at the time we established our own rules and policies. Changes that restrict the growth of our current business or prohibit the creation of new products or services could negatively impact our earnings. Further, the regulatory environment affecting members could be changed in a manner that would negatively impact their ability to own Class B Stock or take advantage of our products and services.

Competition Could Negatively Impact Advances and Earnings, Access to Funding, and the Supply of Mortgage Loans for MPP.

We operate in a highly competitive environment. Demand for Advances is affected by, among other things, the cost of other available sources of liquidity for our members, including deposits. We compete with other suppliers of wholesale funding, both secured and unsecured. Such other suppliers may include the U.S. government, deposit insurers, the Federal Reserve Banks, investment banking concerns, commercial banks and, in certain circumstances, other FHLBs. Large institutions may also have independent access to the national and global credit markets. The availability of alternative funding sources to members can significantly influence the demand for Advances and can vary as a result of a variety of factors, including market conditions, members’ creditworthiness, and availability of collateral. Lower demand for Advances could negatively impact our earnings by reducing interest income.

We also compete with Fannie Mae, Freddie Mac, and other GSEs, as well as corporate, sovereign, and supranational entities (including financial institutions and holding companies that issue debt guaranteed by the FDIC under the Temporary Liquidity Guarantee Program (“TLGP”) established in 2008) for funds raised through the issuance of CO Bonds, Discount notes, and other debt instruments. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs to us or lesser amounts of debt issued at the same cost than otherwise would be the case. Although our supply of funds through issuance of COs has kept pace with our funding needs, there can be no assurance that this will continue.

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

Joint and Several Liability for Consolidated Obligations Could Negatively Impact Our Members.

We are jointly and severally liable with the other FHLBs for the COs issued on behalf of the FHLBs through the Office of Finance. We may not pay any dividends to members or redeem or repurchase any shares of our capital stock if the principal and interest due on all COs have not been paid in full when due. If another FHLB were to default on its obligation to pay principal or interest on any COs, the Finance Agency may allocate the outstanding liability among one or more of the remaining FHLBs on a pro-rata basis or on any other basis the Finance Agency may determine. As a result, our ability to pay dividends to our members or to redeem or repurchase shares of our capital stock could be affected not only by our own financial condition, but also by the financial condition of one or more of the other FHLBs. Although no FHLB has ever defaulted on its debt obligations since the FHLB System was established in 1932, the current economic crisis has adversely impacted the financial results of some FHLBs. We may voluntarily decide to, or be required to, provide financial assistance to one or more of the other FHLBs if there is a default on a CO or if other adverse market events occur.

Our Credit Rating Could be Lowered, Which Could Adversely Impact Our Cost of Funds.

We currently have a counterparty rating of AAA/A-1+, with a stable outlook from S&P and Moody’s. It is possible that either rating could be lowered at some point in the future, which might adversely affect our costs of doing business, including the cost of issuing debt. Changing levels of fixed-rate mortgage loans acquired through MPP and additional investments in MBS require prudent interest rate risk management. Our costs of doing business and ability to attract and retain members could also be adversely affected if the credit ratings of one or more other FHLBs are lowered, or if other FHLBs incur losses. Our costs of doing business and ability to attract and retain members could also be adversely affected if the credit ratings assigned to the COs, which remain AAA/Aaa, were lowered. Finance Agency regulations require all FHLBs to maintain not less than an AA rating.

On April 10, 2008, S&P announced that it had placed the subordinated debt rating of AA- on watch negative for the FHLB of Chicago as a result of (i) the termination of merger talks between the FHLB of Chicago and the FHLB of Dallas, and (ii) the resignation of the president of the FHLB of Chicago. Further, S&P also placed four bond issues backed by letters of credit from the FHLB of Chicago on CreditWatch with negative implications for the same reasons. On June 12, 2008, S&P downgraded the subordinated debt rating to A+. On February 2, 2009, Moody’s announced that it had placed the FHLB of Chicago’s subordinated debt on review for possible downgrade. It is not anticipated that this change will have an impact on us or the other FHLBs as we are not jointly and severally liable on the subordinated debt issued by the FHLB of Chicago. So, while the FHLB of Chicago remains in compliance with the AA credit rating requirement, these actions by the NRSROs indicate that they are evaluating the FHLB of Chicago for possible further downgrade if the FHLB of Chicago fails to show improvement in its financial, risk management and regulatory performance. It is not clear how further rating agency action might affect the ability of the FHLB of Chicago to pay its share of COs, which might require additional payments from the remaining FHLBs, or whether such action might affect the overall price or availability of COs for all of the FHLBs.

The following table shows the S&P and Moody’s ratings for each of the FHLBs:

Federal Home Loan Banks

Long-term Credit Ratings

As of February 28, 2009

	S&P		Moody’s
	Rating	Outlook	Rating	Outlook
Atlanta	AAA	Stable	Aaa	Stable
Boston	AAA	Stable	Aaa	Stable
Chicago	AA	Stable	Aaa	Stable
Cincinnati	AAA	Stable	Aaa	Stable
Dallas	AAA	Stable	Aaa	Stable
Des Moines	AAA	Stable	Aaa	Stable
Indianapolis	AAA	Stable	Aaa	Stable
New York	AAA	Stable	Aaa	Stable
Pittsburgh	AAA	Stable	Aaa	Stable
San Francisco	AAA	Stable	Aaa	Stable
Seattle	AA+	Stable	Aaa	Stable
Topeka	AAA	Stable	Aaa	Stable

Operations Risk and Circumstances Beyond Our Control Could Cause Unexpected Losses.

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

We make significant use of sophisticated financial models when preparing financial statements. These models rely on various inputs and require management to make critical judgments about the appropriate assumptions that are used in the calculations. Models are inherently imperfect predictors of actual results because they are based on historical data available to us and our assumptions about factors such as future loan demand, prepayment speeds, default rates, severity rates, home price trends and other factors that may overstate or understate future experience. Our models could produce unreliable results for a number of reasons, including, but not limited to, invalid or incorrect assumptions underlying the models, the need for manual adjustments in response to rapid changes in economic conditions, incorrect coding of the models, incorrect data being used by the models or inappropriate application of a model to products or events outside the model’s intended use. In particular, models are less dependable when the economic environment is outside of historical experience, as has been the case in recent months. Management has implemented a model validation policy and independent reviews of all critical models occur on a periodic basis. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies and Estimates” herein for more information.

By regulation, we are required to maintain SMI with an insurer rated not less than AA-. On July 10, 2008, Moody’s lowered MGIC’s credit rating to A1 and subsequently placed MGIC on watch negative on October 10, 2008. On October 17, 2008, Fitch lowered MGIC’s credit rating to A- with outlook negative. On December 19, 2008, S&P downgraded MGIC to A- with watch negative. On February 13, 2009, Moody’s lowered MGIC’s rating to Ba2. On March 13, 2009, S&P downgraded MGIC to BB with watch negative. While we continue to evaluate insurance choices, we are presently conducting all new business with Genworth. However, Genworth’s Moody’s rating is Baa2 and its S&P rating is A+ with watch negative. On November 20, 2008, Fitch withdrew its rating of Genworth and will no longer provide ratings or analytical coverage. We have evaluated the impact of the downgrades on the credit quality of the related mortgage pools. We continue to discuss this issue (including possible regulatory relief) with the Finance Agency, but with the deterioration of the home mortgage credit markets, SMI coverage from an insurer rated AA- or better is not available. We do not know what the final resolution will be. However, the final resolution of this issue could increase our costs and adversely impact the profitability of our MPP portfolio or significantly reduce our ability to purchase loans though our MPP. Additionally, if one or more of our providers of primary mortgage insurance or SMI is unable to pay (or otherwise limited in paying) claims due to financial failure, including bankruptcy, receivership or rehabilitation, the performance of our MPP portfolio would be negatively impacted and could result in losses to the Bank not previously anticipated.

Loss of One or More Large Customers Could Adversely Impact Us.

As of December 31, 2008, our top two Advances customers accounted for 34% of Advances, at par. One of these customers was purchased by an out-of-district bank that does not have a charter in our district. We expect Advances to decline in 2009 as a result of this merger. The loss of the other customer could further adversely impact our profitability and business prospects and the ability to achieve growth objectives.

At December 31, 2008, our top three MPP customers accounted for 76% of outstanding MPP assets, at par. During 2007 and 2006, we lost one of these MPP customers due to an out-of-district merger, and the other two customers sold their primary mortgage origination subsidiaries that produced most of the loans that we purchased from them. Although the mortgage loans purchased through our MPP remain outstanding until prepayment or maturity, we are no longer able to purchase a significant volume of mortgage loans from any of these customers. We expect the MPP portfolio to continue to decline during 2009 as we transition from a small group of large volume sellers to a larger group of smaller sellers.

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

Damage Caused by Natural Disasters or Acts of Terrorism Could Adversely Impact Us or Our Members.

Damage caused by natural disasters or acts of terrorism could adversely impact us or our members, leading to impairment of assets and/or potential loss exposure. Real property that could be damaged in these events may serve as collateral for Advances, or security for the mortgage loans we purchase from our members or the non-agency MBS securities we hold as investments. If this real property is not sufficiently insured to cover the damages that may occur, the member may have insufficient collateral to secure its Advances, or the mortgage loan sold to us may be severely impaired in value.

Increased Delinquency Rates and Credit Losses Could Adversely Affect the Yield on or Value of MBS and MPP Investments.

We invest in MBS backed by subprime, Alt-A and prime mortgage loans. While there is no universally accepted definition for prime and Alt-A underwriting standards, MBS and ABS are classified as prime, Alt-A or subprime based on the NRSROs’ determination at the time of issuance. During the past year, delinquencies and losses with respect to residential mortgage loans generally have increased, particularly in the subprime and Alt-A sectors. In addition, residential property values in many states have declined, after extended periods during which those values appreciated. If delinquency and loss rates on mortgages continue to increase or there is a rapid decline in residential real estate values, we could experience reduced yields or losses on our MBS investments. In addition, the fair value of the related MBS investments may be adversely affected. Also, market prices for many of our private-label MBS have deteriorated during 2008 due to market uncertainty and illiquidity. The significant widening of credit spreads that has occurred since December 31, 2007, further reduced the fair value of our MBS portfolios. As a result, we could experience other-than-temporary impairment on certain investment securities in the future, which could result in significant losses. Furthermore, market illiquidity has increased the amount of management judgment required to value private-label MBS and certain other securities. Subsequent valuations may result in significant changes in the value of private-label MBS and other investment securities. If we decide to sell securities due to credit deterioration, the price we may ultimately realize will depend on the demand and liquidity in the market at the time and may be materially lower than the fair value reflected in our financial statements.

Since the inception of the MPP, we have acquired only traditional fixed-rate loans with fixed terms of up to 30 years. Therefore, the borrowers would never face the potential of significant increases in their monthly mortgage payment due to interest rate increases, negative amortization, or ‘balloon’ payments. Further, we prohibit lenders from selling ‘high cost’ loans or loans with prepayment penalties to our MPP and we limit the amount of premium paid on mortgages with note rates above the existing market’s par rate. These practices help assure the acquisition of loans with affordable mortgage payments. During the past year, delinquencies in prime fixed-rate mortgages have increased and residential property values in many states have declined. If delinquency and loss severity on mortgages continue to increase or there is a rapid decline in residential real estate values, we could experience reduced yields or losses on our MPP portfolio, even with our LRA and SMI credit enhancement.

Changes in the regulation of GSEs or the FHLBs’ status as GSEs may adversely affect the FHLBs’ business activities, future advance balances, the cost of debt issuance, and the value of FHLB membership.

The housing GSEs, which include Fannie Mae, Freddie Mac, and the FHLBs, have grown significantly in recent years. As a result of this growth, these GSEs have actively issued debt securities to fund their operations. In addition, accounting problems, significant mortgage losses, and other announcements by Fannie Mae and Freddie Mac have created pressure on debt pricing, as investors have perceived GSE debt instruments as bearing increased risk. Furthermore, our funding costs and access to funds could be adversely affected by changes in investors’ perception of the systemic risks associated with the housing GSEs.

In September 2008, in response to investor and financial concerns, the Finance Agency placed Fannie Mae and Freddie Mac into conservatorship, and the U.S. Treasury put in place a set of financing agreements to help those GSEs continue to meet their obligations to holders of their debt securities. Although these actions resulted in somewhat decreased spreads on U.S. agency debt, including our debt relative to U.S. Treasury securities, investor concerns about U.S. agency debt may adversely affect our competitive position and result in higher funding costs, which could negatively affect our business and financial condition. The special “closer to the government” status of Fannie Mae and Freddie Mac debt securities could result in higher funding costs on our debt. As a result of these factors, we may have to pay a higher rate of interest on COs to make them attractive to investors. If we maintain our existing pricing on Advances, the resulting increase in the cost of issuing COs could cause our Advances to be less profitable and reduce their net interest margins (the difference between the interest rate received on Advances and the interest rate paid on COs). If we change the pricing of our Advances in response to this decrease in net interest margin, the Advances may no longer be attractive to our members, and outstanding Advances balances may decrease. In either case, the increased cost of issuing COs could negatively affect our financial condition and results of operations, and the value of membership in our Bank.

There has been much speculation about the future role of the housing GSEs since Fannie Mae and Freddie Mac were placed into conservatorship. Most of these discussions have been focused on Fannie Mae and Freddie Mac. However, given the similarity of the FHLB System’s role in the U.S. housing market and the FHLB System’s status as a GSE, we expect to be included in the discussions and potentially in future legal and regulatory changes. At this time, we cannot predict what impact, if any, these policy debates will have on our operations.

ITEM 2.	PROPERTIES

We own an office building containing approximately 117,000 square feet of office and storage space at 8250 Woodfield Crossing Boulevard, Indianapolis, IN, of which we use approximately 65,000 square feet. We lease or hold for lease the remaining 52,000 square feet to various tenants. We also maintain a leased off-site backup facility of approximately 6,800 square feet, which is on a separate electrical distribution grid. See the section captioned “Operations Risk Management” in “Item 7. Financial Information — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” herein. In the opinion of management, our physical properties are suitable and adequate. All of our properties are insured to nearly replacement cost. In the event we were to need more space, our lease terms with tenants generally provide the ability to move tenants to comparable space at other locations at our cost for moving and outfitting any replacement space to meet our tenants’ needs.

ITEM 3.	LEGAL PROCEEDINGS

We have no material pending legal proceedings, and we are unaware of any potential claims that are material.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We do not hold shareholder meetings or allow proxy voting in the election of directors. Member director candidates are nominated by the members, not by management. Independent directors are nominated by our board, after consultation with the Affordable Housing Advisory Council and the Finance Agency. After the nominations are received and have been reviewed, ballots are mailed directly to each member. Members have one vote for each share of stock they hold to meet their stock requirement but may be subject to a cap on the number of shares they can vote, based upon the average number of shares of stock that are required to be held by all of the members in the applicable state. Elections for independent directors are district-wide. Members are not entitled to vote any shares of excess stock in the election of directors. The stock calculations required to determine the amount of shares eligible to be voted in each election are based upon each member’s stock holdings on December 31 of the prior year. Elections are determined by a plurality of the votes cast, and cumulative voting is not permitted.

On January 3, 2008, we filed a Current Report on Form 8-K, which is incorporated herein by reference, to announce that Mark A. Hoppe was no longer eligible to serve as a director, as he was no longer an officer or director of a member institution of the Bank. On February 22, 2008, we filed a Current Report on Form 8-K, which is incorporated herein by reference, to announce that our board elected Paul D. Borja, of Michigan, to fill Mr. Hoppe’s unexpired director term. We also announced that, on February 19, 2008, the Finance Agency appointed Elliot A. Spoon, whose term will end on December 31, 2010, to one of the two open appointed director positions. On March 20, 2008, we filed a Current Report on Form 8-K, which is incorporated herein by reference, to announce the Finance Agency’s appointment of Christine A. Coady to the other open appointed director position for a term ending December 31, 2010. Ms. Coady was designated by the Finance Agency as a public interest director.

On October 20, 2008, we filed a Current Report on Form 8-K, which is incorporated herein by reference, to announce our board’s approval and adoption of amendments to our bylaws with respect to the board composition and election requirements as described in HERA. The new provisions define member and independent directors, formerly known as elective and appointive directors, respectively, the qualifications for each designation, and the voting requirements for each director.

On November 10, 2008, we filed a Current Report on Form 8-K, which is incorporated herein by reference, to announce the certified results of the Indiana election of member directors for terms beginning January 1, 2009, and ending December 31, 2012. Christopher A. Wolking and Maurice F. Winkler III were elected to the open seats.

On November 19, 2008, we filed a Current Report on Form 8-K, which is incorporated herein by reference, to announce the certified results of the Michigan election of a member director for a term beginning January 1, 2009, and ending December 31, 2010. Paul Clabuesch was re-elected to the open seat.

On January 9, 2009, we filed a Current Report on Form 8-K, which is incorporated herein by reference, to announce the re-certified results of the election of four independent directors. Carl E. Liedholm and Jonathan P. Bradford (an incumbent director) were elected to serve four-year terms ending December 31, 2012. Mr. Bradford is designated as a public interest director. Robert D. Long (an incumbent director) was elected to serve a three-year term ending December 31, 2011. Larry A. Swank was elected to serve a two-year term ending December 31, 2010.

Our Capital Plan does not provide for any matters other than the election of directors to be submitted to the members for approval.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

No Trading Market

Our Class B Stock is not publicly traded, and there is no established market for such stock. Members may be required to purchase additional shares of Class B Stock from time to time in order to meet minimum investment requirements under our Capital Plan which was implemented on January 2, 2003, in accordance with provisions of the GLB Act amendments to the Bank Act and Finance Agency regulations. Our Class B Stock may be redeemed, at par value of $100 per share, five years after we receive a written redemption request by a member, subject to regulatory limits and to the satisfaction of any ongoing stock investment requirements applicable to the member. We may repurchase shares held by members in excess of their required holdings at our discretion at any time.

None of our capital stock is registered under the 1933 Act, and purchases and sales of stock by our members are not subject to registration under the 1933 Act.

Number of Shareholders

As of February 28, 2009, we had 444 shareholders and $2,430,219,400 par value of regulatory capital stock issued and outstanding.

Dividends

We paid quarterly cash dividends during the first quarter of 2009 and for fiscal years 2008 and 2007 on a per share basis, as set forth in the following tables.

2009 Dividend Table

	B-1 Stock	B-1 Cash	B-2 Stock	B-2 Cash
Quarter 1	—	$1.00	—	$0.80

2008 Dividend Table

	B-1 Stock	B-1 Cash	B-2 Stock	B-2 Cash
Quarter 1	—	$1.19	—	$0.95
Quarter 2	—	$1.31	—	$1.05
Quarter 3	—	$1.31	—	$1.05
Quarter 4	—	$1.19	—	$0.95

2007 Dividend Table

	B-1 Stock	B-1 Cash	B-2 Stock	B-2 Cash
Quarter 1	—	$1.25	—	$1.00
Quarter 2	—	$1.13	—	$0.90
Quarter 3	—	$1.13	—	$0.90
Quarter 4	—	$1.13	—	$0.90

There were no B-2 dividends paid during 2006 as all B-2 stock was reclassified to Mandatorily redeemable capital stock in the Statement of Condition with the adoption of SFAS 150 as of January 1, 2004, due to the fact that such stock was non-excess stock that was being redeemed as a result of a voluntary or involuntary withdrawal from membership. Non-excess stock subject to a redemption request that does not result from an involuntary withdrawal from membership converts to Class B-2 stock. As we had such stock outstanding in the fourth quarter of 2006 and all of 2007, there were Class B-2 dividends paid in 2007, 2008 and the first quarter of 2009.

Dividends may be paid in cash or capital stock as authorized by our board, subject to Finance Agency regulations. The dividends declared in the first quarter of 2009, and in all four quarters of 2008 and 2007, were paid in cash. We anticipate paying dividends in the future; however, such payment is not guaranteed. Generally, our board has the discretion to declare or not declare dividends and to determine the rate of any dividend declared. However, we may not declare or pay a dividend if, after paying the dividend, we would fail to meet any of our capital requirements. We also may not declare any dividend when we are not in compliance with all of our capital requirements or if we determine that the dividend would create a safety and soundness issue for the Bank. We may pay dividends on our Class B Stock only out of our Retained earnings or our known current net earnings. Further, payment of dividends may be impacted as to both timing and amount by the provisions of our Retained Earnings Policy.

ITEM 6.	SELECTED FINANCIAL DATA

The following table should be read in conjunction with the financial statements and related notes and the discussion set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Annual Report on Form 10-K. The results of operations for the years presented are not necessarily indicative of the results to be expected for any subsequent period or entire year. The results of operations data for the three years ended December 31, 2008, 2007, and 2006, and the financial position data as of December 31, 2008 and 2007, are derived from the audited financial statements included in this Annual Report on Form 10-K. The results of operations data for the years ended December 31, 2005, and 2004, and the financial position data as of December 31, 2006, 2005, and 2004 are derived from the audited financial statements for such years, which are not included within this Annual Report on Form 10-K.

Selected Financial Data

($ amounts in thousands)

	As of and for the Year Ended December 31,
	2008	2007	2006	2005	2004
Statement of Condition
Total assets	$56,859,976	$56,054,752	$46,808,563	$48,013,974	$44,259,827
Mortgage loans held for portfolio, net	8,780,098	9,396,757	10,020,670	9,540,145	7,761,767
Advances	31,249,004	26,769,633	22,282,257	25,813,862	25,231,074
Federal funds sold	7,223,000	11,261,000	7,324,000	4,655,000	3,280,000
Trading security	—	—	—	43,385	88,532
Available-for-sale securities	1,842,377	—	—	—	1,157,080
Held-to-maturity securities	6,692,201	8,374,909	6,938,392	7,730,879	6,535,145
Deposits	621,491	556,872	859,602	722,776	878,136
COs, net(1)	52,162,658	52,425,220	43,314,590	44,338,682	40,448,292
AHP	36,009	30,300	26,366	27,025	23,060
Payable to REFCORP	17,163	9,463	6,838	7,031	—
Mandatorily redeemable capital stock(2)	539,111	163,469	151,332	43,574	30,259
Capital Stock, Class B-1 putable(3)	1,879,179	2,002,862	1,793,511	2,156,426	2,016,931
Capital Stock, Class B-2 putable	196	1	1	—	—
Retained earnings	282,731	202,111	166,622	149,014	84,995
Total capital	2,090,708	2,198,932	1,954,714	2,303,233	2,143,491
Dividends paid in cash(3)	98,942	86,532	99,054	45,721	87
Dividends paid in stock(3)	—	—	—	42,746	88,685

Statement of Income
Net interest income before provision for credit losses on mortgage loans	278,382	206,902	205,001	223,713	220,298
Provision (reversal) for credit losses on mortgage loans	—	—	—	—	(574)
Other income (loss)	14,727	1,687	(1,589)	24,955	(9,095)
Other expense	40,702	41,602	42,643	40,813	33,733
Income Before Assessments	252,407	166,987	160,769	207,855	178,044
AHP	21,796	14,368	13,458	17,125	14,639
REFCORP	46,122	30,524	29,462	38,146	32,668
Income before cumulative effect of change in accounting principle(2)	184,489	122,095	117,849	152,584	130,737
Cumulative effect of change in accounting principle(2)	—	—	—	—	(67)
Net Income	184,489	122,095	117,849	152,584	130,670

Performance Ratios
Weighted average dividend rate, Capital Stock(4)	—	—	—	—	—
Weighted average dividend rate, Class B stock(4)	5.01%	4.62%	4.75%	4.31%	4.56%
Dividend payout ratio(5)	53.63%	70.87%	84.05%	57.98%	67.94%
Return on average equity	8.14%	5.87%	5.39%	6.86%	6.25%
Return on average assets	0.32%	0.24%	0.25%	0.33%	0.29%
Net interest margin(6)	0.48%	0.41%	0.43%	0.49%	0.49%
Total capital ratio (at period end)(7)	3.68%	3.92%	4.17%	4.79%	4.84%
Regulatory capital ratio (at period end)(8)	4.75%	4.23%	4.51%	4.88%	4.81%

(1)	The par amount of the outstanding COs for all 12 FHLBs was $1,251.5 billion, $1,189.7 billion, $951.7 billion, $937.5 billion, and $869.2 billion, at December 31, 2008, 2007, 2006, 2005, and 2004 respectively.
(2)	We adopted SFAS 150 as of January 1, 2004, and reclassified $5.5 million of our outstanding capital stock to Mandatorily redeemable capital stock in the liability section of the Statement of Condition. Upon adoption, we recorded estimated dividends earned as a part of the carrying value of the Mandatorily redeemable capital stock. The difference between the prior carrying amount and the Mandatorily redeemable capital stock of $67 thousand was recorded as a Cumulative effect of a change in accounting principle in the Statement of Income. For the year ended December 31, 2004, we recorded $1.0 million of interest expense on Mandatorily redeemable capital stock.
(3)	We adopted a Capital Plan effective January 2, 2003, which essentially changed the timing and method of the dividend payment. Under this plan, the dividend is still paid quarterly, but is generally declared on or about the 10th business day of the month following the end of each quarter, rather than on the last day of the quarter as under our former capital structure. The timing of the declaration and payment of dividends may be deferred until earnings are finalized for a quarter because dividends may only be paid out of current earnings and Retained earnings.
(4)	Weighted average dividend rates are dividends paid in cash and/or stock divided by the average of capital stock eligible for dividends.
(5)	The dividend payout ratio is calculated by dividing dividends paid in cash and stock by Net Income.
(6)	Net interest margin is Net interest income before the Provision for credit losses on mortgage loans as a percentage of average earning assets.
(7)	Total capital ratio is Capital stock plus Retained earnings and Accumulated other comprehensive income as a percentage of Total assets at year end.
(8)	Regulatory capital ratio is Capital stock plus Retained earnings and Mandatorily redeemable capital stock as a percentage of Total assets at year end.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	changes in asset prepayment patterns;

•	changes in delinquency rates and housing values;

•	changes in or differing interpretations of accounting rules;

•	negative adjustments in FHLB System credit agency ratings that could adversely impact the marketability of our COs, products, or services;

•	changes in our ability to raise capital market funding, including changes in credit ratings and the level of government guarantees provided to other U.S. and international financial institutions;

•	volatility of market prices, rates, and indices that could affect the value of collateral we hold as security for the obligations of our members and counterparties;

•

political events, including legislative, regulatory, or other developments, and judicial rulings that affect us, our members, counterparties, our investments, and/or investors in the COs of the 12 FHLBs;

•

competitive forces, including without limitation other sources of funding available to our members, other entities borrowing funds in the capital markets, and the ability to attract and retain skilled individuals;

•	ability to develop and support technology and information systems, including the Internet, sufficient to effectively manage the risks of our business;

•	changes in investor demand for COs and the terms of interest rate exchange agreements and similar agreements;

•	membership changes, including, but not limited to, mergers, acquisitions and consolidation of charters;

•	timing and volume of market activity;

•	ability to introduce new products and services and successfully manage the risks associated with those products and services, including new types of collateral securing Advances and securitizations;

•	risk of loss arising from litigation filed against one or more of the FHLBs;

•	risk of loss arising from natural disasters or acts of terrorism;

•	risk of loss should one or more of the FHLBs be unable to repay its participation in the COs;

•	inflation or deflation;

•	changes in the value of global currencies; and

•	costs associated with compliance with SOX and other SEC reporting requirements, such as the Exchange Act.

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

Our principal source of funding is the proceeds from the sale to the public of FHLB debt instruments, called COs, which are the joint and several obligations of all 12 FHLBs. We obtain additional funds from deposits, other borrowings, and the sale of capital stock to our members.

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

Analysis of Operating Results

Our overall prospects are dependent on the market environment and our members’ demand for wholesale funding and sales of mortgage loans. Our members typically use wholesale funding, in the form of Advances, after they have exhausted their other sources of funding, such as retail deposits and excess liquidity. Also, members may sell mortgage loans to us as part of an overall business strategy. In the past, periods of economic growth have led to significant use of wholesale funds by our members because businesses typically fund expansion by borrowing and/or reducing deposit balances. Conversely, slow economic growth has tended to decrease our members’ wholesale borrowing activity. However, the market conditions in the second half of 2007 and throughout 2008, including the liquidity, credit quality and valuation issues in the housing and mortgage markets, have led to increased demand for Advances from many of our members and increased sales of mortgage loans from our community bank and credit union members. Thus, our Advances balance grew while the overall economy was contracting. Member demand for Advances and the sale of mortgage loans is also influenced by the steepness of the yield curve, as well as the availability and cost of other sources of wholesale or government funding.

Highlights of Our Operating Results and Recent Developments for the Years Ended December 31, 2008, and 2007

Total assets were $56.9 billion as of December 31, 2008, an increase of $0.8 billion compared to $56.1 billion as of December 31, 2007. This increase was primarily due to:

•	an increase in Advances of $4.4 billion as a result of increased demand from our members; and

•	the purchase of $1.7 billion of agency debentures held in our available-for-sale (“AFS”) portfolio in order to utilize capital capacity and take advantage of investment opportunities.

These increases were partially offset by the following:

•	a net decrease of $3.2 billion in cash and Federal funds sold due to the increase in Advances; and

•	a decrease of $1.7 billion in Held-to-maturity (“HTM”) securities primarily due to the maturity of HTM CDs.

A more detailed discussion of the above changes can be found in “Analysis of Financial Condition” herein.

Net interest income was $278.4 million for the year ended December 31, 2008, compared to $206.9 million for the year ended December 31, 2007. This increase is primarily due to the wider spreads realized on our interest-earning assets and the increase in interest-earning assets, as well as recent trends in market interest rates. These increases were partially offset by an increase in interest expense on mandatorily redeemable capital stock due to a larger amount of mandatorily redeemable capital stock that is classified as a liability.

Overall, Net Income was $184.5 million for the year ended December 31, 2008, an increase of $62.4 million or 51.1%, compared to $122.1 million for the year ended December 31, 2007. The increase was primarily due to the increase of $71.5 million in Net interest income described above, an increase in Other income (loss) of $13.0 million, and a decrease of $1.2 million in Compensation and benefits due to a charge recognized in the first quarter of 2007 of approximately $3.2 million related to the early retirement incentive offered in the fourth quarter of 2006, partially offset by increased salaries and incentive accruals. The increase in Net Income was partially offset by an increase of $23.0 million in Total assessments consistent with the higher Net Income.

A more detailed discussion of these changes in Net Income can be found in “Results of Operations for the Years Ended December 31, 2008 and 2007” herein.

On July 30, 2008, HERA was enacted to, among other things, address the current housing finance crisis, expand the Federal Housing Administration’s financing authority and address GSE reform issues. One significant provision of HERA creates a new federal agency regulator, the Finance Agency, which has become our new regulator. Also, see “Regulatory Developments” herein.

On October 3, 2008, the U.S. Congress enacted the Emergency Economic Stabilization Act of 2008 (“EESA”) in an effort to restore liquidity and stability to the U.S. financial system. The fundamental component of EESA, known as the Troubled Asset Relief Program (“TARP”), gives broad authority to the Secretary of the Treasury to purchase troubled assets of U.S. financial institutions. We have not received, and are not eligible to receive, TARP funds. The Federal Reserve has, outside of our control, made open market purchases of FHLB System debt. Also, see “Regulatory Developments” herein.

On October 1, 2007, ABN AMRO Holdings NV sold its North American bank holding company, LaSalle Bank Corporation, and its subsidiaries, including our member, LaSalle Bank, to Bank of America Corporation, which currently has no other bank charters in our district. As of October 17, 2008, Bank of America Corporation consolidated the LaSalle Bank charter into a Bank of America Corporation charter (that of Bank of America, N.A.) located in another FHLB district. Consequently, while Bank of America N.A., as successor to LaSalle Bank, may continue to conduct business in Michigan, at this time we are no longer able to make additional Advances to Bank of America N.A. and we no longer purchase mortgage loans from Bank of America N.A. As of December 31, 2008, there were $5.0 billion par value of Advances outstanding to Bank of America N.A., which represented 16.7% of our total Advances, at par. Our current mortgage loans purchased from Bank of America N.A. and its affiliates of $3.5 billion, representing 40.4% of our mortgage loans outstanding, at par, as of December 31, 2008, will remain outstanding until maturity or prepayment. We also are required to repurchase any outstanding capital stock owned by Bank of America N.A. by the later of five years after the date of termination of its charter in our district or the repayment of all outstanding obligations to us. Bank of America N.A. had a capital stock balance of $0.3 billion as of December 31, 2008, which represented 13.8% of our capital stock balance. In accordance with SFAS 150, as a result of the termination of its charter in our district on October 17, 2008, Bank of America N.A.’s capital stock has been reclassified as Mandatorily redeemable capital stock and is reflected as a liability. See “Item 1A. Risk Factors — Loss of One or More Large Customers Could Adversely Impact Us” in our 2008 Form 10-K for more information.

On February 20, 2009, we announced a cash dividend on our Class B-1 stock of 4.00% (annualized) and Class B-2 stock of 3.20% (annualized), based on our results for the fourth quarter of 2008. Dividends of $98.9 million at an annualized rate of 5.01% were paid during 2008 based on our results for the fourth quarter of 2007 and the first three quarters of 2008. During 2008, Retained earnings increased by approximately $80.6 million compared to December 31, 2007, bringing our level of Retained earnings to $282.7 million.

Highlights of Our Operating Results for the Years Ended December 31, 2007 and 2006

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

•	an increase in Advances of $4.4 billion as a result of increased demand from our members.

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

Outlook

The Economy and the Financial Services Industry. The credit quality and valuation issues in the housing and mortgage markets began several years ago as low mortgage interest rates fueled an escalation of home values and production. Lenders lowered their underwriting standards to qualify more borrowers and made use of more exotic types of mortgage products with less rigorous underwriting standards. Credit quality issues emerged as many of these borrowers defaulted on their mortgage loans. These issues were compounded when low introductory payments began to reset to higher levels on adjustable-rate and other mortgage loans, leaving more borrowers unable to make their mortgage payments. Tighter underwriting combined with an increasing supply of residential real estate for sale have driven home prices downward, leading to increased foreclosure rates and higher loss severities. In an attempt to address liquidity and economic concerns, the Federal Reserve Board cut the federal funds rate by over 400 basis points at the Federal Open Market Committee meetings held during 2008, bringing the rate to 0.00-0.25%. The U.S. Congress also enacted HERA during July 2008, and enacted EESA (including TARP) during October 2008. We have not received, and are not eligible to receive, TARP funds. Both of these developments are described in more detail in “Regulatory Developments” herein. Also, see “Financial Trends in the Capital Markets” below for more information on recent market developments that impact the issuance and composition of the FHLB System’s COs.

The mortgage market issues also played a role in the slowing of the economy in our district states of Indiana and Michigan. Economic data for Indiana and Michigan have generally been unfavorable compared to national data. Michigan’s unemployment rate for December 2008 of 10.6% was the highest in the nation and Indiana’s rate of 8.2% also exceeded the U.S. rate of 7.2%. Both Indiana and Michigan were among the five states with the highest decreases of their month-over-month employment levels and percentages and their year-over-year employment percentages. The State of Michigan reported 211 mass layoff events during the fourth quarter of 2008, attributed to the sharp increase in auto industry production adjustments. Indiana’s growing unemployment rate also reflects auto industry cutbacks. Michigan’s annual foreclosure rate for 2008 of 2.35% is among the highest in the nation while Indiana’s foreclosure rate of 1.67% is slightly lower than the national rate of 1.84% of all households. The Finance Agency’s monthly index indicates that housing prices in the East North Central

Census Division (including Indiana and Michigan) declined by 6.4% between November 2007 and November 2008, compared to 8.7% nationally. We believe the economic outlook for our district will continue to trail the overall U.S. economy.

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

Financial Trends Affecting the FHLBs in the Capital Markets

The Office of Finance issues debt in the world-wide capital markets on behalf of the 12 FHLBs in the form of COs, including CO Bonds and Discount notes. Our funding operations depend on debt issued by the Office of Finance and the issuance of our debt is impacted by events in the capital markets. This section provides a summary of events occurring in the world-wide capital markets and their impact on FHLB System COs, including the COs issued on our behalf.

The ongoing credit market crisis that began in mid-2007 and worsened throughout 2008 had a significant impact on the FHLBs including our access to funding markets, funding costs, investor and dealer sponsorship, and the profile of our outstanding debt. During 2007, outstanding FHLB System debt increased by $0.2 billion. In addition, three-month LIBOR declined over 100 basis points since early September 2007 as U.S. and European central banks took action to address the lack of liquidity and confidence in the credit markets.

First Quarter 2008

With debt outstanding at a record level and market rates declining, it became economically attractive for the FHLBs to call a large proportion of callable bonds outstanding, which, at the time, represented a large proportion of term debt outstanding. Bond call volume surged during the quarter, peaking at $58.6 billion in February. In addition, the three-month LIBOR rate continued to decline throughout the quarter, reaching a first-quarter trough in late March, which further increased the number of outstanding callable bonds that were economically attractive to call.

During the quarter, ongoing deterioration in the credit markets, including the collapse of the Bear Stearns Companies, Inc. and a sharp decline in world equity markets, created increased investor anxiety and risk aversion. Credit market volatility, as measured by the price of options to buy and sell interest-rate swaps (swaptions), rose sharply during the quarter, peaking in mid-March. The fear of loss motivated many investors to allocate a larger proportion of their holdings to short-term, high-quality fixed-income securities. As a result, money fund portfolio managers increased their overall investment allocations to short-term GSE securities. This surge in demand for short-term, high-quality assets facilitated the refunding of a large amount of called bonds with short-term, non-callable floating- and fixed-rate bonds, as well as Discount notes, by FHLBs.

As the FHLBs refunded the large volume of called bonds, debt outstanding continued to grow during the quarter, with a $27.0 billion increase occurring in March. During the month, as the credit markets continued to demonstrate price and spread volatility and poor liquidity, the U.S. announced expanded dealer and bank liquidity facilities and a cut in the overnight Federal funds target rate from 3.00% to 2.25%. In addition to the January cuts in the target rate, the overnight Federal funds rate declined by 2.00% during the quarter from 4.25%. As a result of the significant volume of FHLB debt refunded and the increase in debt outstanding, aggregate bond funding costs relative to LIBOR, including the costs associated with issuing short-term, non-callable floating- and fixed-rate bonds, rose compared to the fourth quarter of 2007. Foreign investor demand for GSE securities also rose during the quarter, providing incremental demand as GSE debt outstanding rose. In addition, securities dealers carried significantly higher inventories of GSE debt relative to the fourth quarter of 2007. In the final month of the quarter, the balance of FHLB discount notes outstanding rose sharply.

Second Quarter 2008

During the second quarter, the significant deterioration in the market value of credit-risk-sensitive assets was evident as large, multi-national financial services firms reported multi-billion dollar losses in the first quarter, resulting in capital-raising efforts by those firms. In mid-May, Fannie Mae completed its last capital offering as an independent company — $7.4 billion — and reported adequate capitalization. The fixed-income and equity markets reflected cautious optimism that the U.S. government was taking effective action to contain and alleviate the credit crisis. Swaption pricing, an indicator of the market’s expectations for future fixed-income market volatility, declined early in the quarter and remained in a relatively narrow range. However, the stocks of financial services companies heavily exposed to the housing market, such as Freddie Mac, declined sharply as investor anxiety grew over the potential for future losses. In addition, growing uncertainty with regard to the magnitude of future write-downs of mortgage-related holdings on the books of commercial banks and securities dealers impacted the willingness of historically active trade counterparties to extend unsecured credit to each other.

FHLB debt outstanding grew an additional $35.0 billion during the second quarter, while the three-month LIBOR rate remained priced in a relatively narrow range. In this environment, relative to the first quarter, bond calls moderated and money fund asset growth slowed. Foreign investor demand for GSE securities continued to rise and securities dealers continued to carry historically large inventories of GSE debt.

Early in the quarter, strong investor and dealer demand resulted in the FHLBs issuing a large volume of short-term, fixed-rate non-callable bonds and, relative to the first quarter, fewer floating-rate bonds. With lower bond issuance relative to the first quarter, bond funding costs relative to LIBOR improved during the second quarter. As the FHLBs responded to investor demand for short-term, high-quality securities, the weighted-average remaining term of debt outstanding started a pattern of month-to-month contraction. In addition, callable bonds, as a proportion of bonds outstanding, declined sharply, replaced with a surge in the balance of short-term, non-callable fixed-rate bonds, as well as Discount notes.

Third Quarter 2008

During the third quarter, a rapid deterioration in investor confidence in the credit and equity markets triggered significant changes in the number, ownership structure and capabilities of the industry’s top companies. Elevated concern about increasing loan losses for Fannie Mae and Freddie Mac resulted in declining market capitalization and the subsequent takeover of both companies by the Finance Agency. Large investment banks, such as Lehman Brothers Holdings, Inc., Merrill Lynch, Morgan Stanley and Goldman Sachs, experienced sharp declines in market capitalization. Under this pressure, Lehman Brothers Holdings, Inc. declared bankruptcy, Merrill Lynch agreed to be purchased by Bank of America, and Morgan Stanley and Goldman Sachs requested regulatory approval to convert to bank holding companies. During the third quarter, several of the nation’s largest depository institutions experienced a significant decline in investor and regulator confidence, resulting in the closure of IndyMac Bank and the sale of Washington Mutual Bank to JPMorgan Chase & Co.

During this quarter, market participants demonstrated more acute caution about the creditworthiness of trade counterparties, which further diminished market liquidity. During the second quarter, uncertainty with regard to the magnitude of future write-downs of mortgage-related holdings on the books of commercial banks and securities dealers dominated counterparty credit decisions. During the third quarter, the scope of concern expanded to include other assets, such as commercial and credit card loans, and derivatives, such as credit default swaps, leading market participants to fear another wave of losses hitting the nation’s financial institutions.

Early in the third quarter, investor caution toward interest-rate, basis and credit risk was reflected in additional growth in money fund balances. However, on September 17, 2008, the Reserve Primary Fund, which held approximately $65.0 billion in assets, announced significant losses due to exposure to obligations of Lehman Brothers Holdings, Inc. This event triggered investor anxiety focused on the safety of money funds. Subsequent to the announcement, taxable money fund assets fell sharply, and there was a large movement of funds from credit-risk-exposed prime money funds into funds that restrict their exposure to U.S. Treasury and agency debt. In response, on September 19, 2008, the U.S. Treasury announced a temporary and voluntary asset guarantee program for eligible money market fund companies. Subsequently, investors responded to the initiative by allocating cash back into money market funds, leading to a sharp recovery in assets under management.

The unprecedented change in the landscape of the financial services industry motivated many investors to assume a defensive posture toward both credit and spread risk. Some investors became generally cautious toward any investments linked to the U.S. housing market, including mortgage-backed securities and senior debt issued by the GSEs. Other investors struggling with balance sheet problems, such as banks and hedge funds, sold off liquid assets, which included GSE debt. Other investors, such as government entities that rely on tax receipts for funding, curtailed investment activity to reflect a decline in reserves.

The sharp decline in investor confidence during the quarter significantly increased the cost and reduced the availability of term funding for the FHLBs. Bond funding costs deteriorated as measured by a rise in the yield spread between FHLB bonds and U.S. Treasury securities. Market confidence in the accuracy of the daily LIBOR determinations by the British Bankers Association had been shaken during the second quarter leading to uncertainty about how accurately LIBOR rates reflected the health of the interbank lending market. As a result, swapped funding costs (bond cash flows exchanged for LIBOR-indexed, floating-rate cash flows) rose sharply, coinciding with a nearly 200 basis point increase in three-month LIBOR between mid-September and mid-October.

During the third quarter, bond issue volume dropped sharply as both foreign investors and securities dealers commenced a rapid reduction in their holdings of GSE securities. Rising concerns over the futures of Fannie Mae and Freddie Mac, coupled with historically high price and spread volatility in GSE bonds, drove some large and influential investors to the sidelines. In contrast, the cost of issuing Discount notes dropped sharply relative to LIBOR, and the balance of Discount notes outstanding increased during 2008 as investors increased their demand for short-term, high-quality investments. As a result of this significant shift in relative demand for FHLB debt, the yield spread between long-term and short-term FHLB securities widened as long-term callable and non-callable bonds worsened relative to LIBOR while Discount notes improved dramatically.

During the quarter, short-term, non-callable floating- and fixed-rate bonds represented a large proportion of the bonds issued, reflecting investors’ continuing demand for short-term, high-quality securities. In addition, the FHLBs’ continued reliance on short-term bond funding led to a decline in the weighted-average remaining term of bonds outstanding. In contrast, strong investor demand for Discount notes allowed the FHLBs to address limited depth in the bond market by issuing additional Discount notes, leading to a rapid increase in the weighted-average remaining term of Discount notes outstanding. By mid-September, the proportion of debt outstanding that was comprised of Discount notes had increased significantly.

During the third quarter, securities dealers began to demonstrate a reduced willingness to carry inventories of GSE debt and commit risk capital to market-making. Dealer participation in CO Bond and Discount note auctions declined and fewer dealers executed the bulk of FHLB debt transactions. Discount notes, which represented a rising proportion of FHLB debt outstanding during the quarter, became more difficult to sell via auction, reflecting the growing reluctance of dealers to commit to risk trades. As a result, the FHLBs commenced marketing a greater proportion of Discount notes via negotiated transactions, which entail less principal risk for securities dealers. In addition, fewer callable and non-callable, fixed-rate bonds were priced using an auction format.

As the third quarter came to a close, the U.S. government announced additional initiatives to bolster liquidity and confidence in the credit and financial markets, including the approval of bank holding company status for Goldman Sachs and Morgan Stanley, an increase in the size of the domestic-bank-targeted Term Auction Facility and an increase in currency swap lines with select central banks. On September 19, 2008, September 23, 2008 and September 26, 2008, the Federal Reserve announced total purchases of $14.5 billion in GSE Discount notes.

Fourth Quarter 2008

The market environment in the fourth quarter can be divided into two distinct periods. During the first half of the quarter, the market’s outlook for volatility, as observed in swaption pricing, rose sharply. Bond funding costs deteriorated as measured by a steep and rapid rise in the yield spread between CO Bonds and U.S. Treasury securities. Three-month LIBOR continued the sharp rise that began in mid-September. During the early period of the fourth quarter, the U.S. Government announced additional actions and initiatives to bolster credit market confidence and liquidity, including the Commercial Paper Funding Facility, the Money Market Investor Funding Facility, reductions in the overnight Federal funds target rate and discount window rate, paying interest on depository institutions’ required and excess reserve balances, and increases in currency swap agreements with select central banks. During this early part of the fourth quarter, FHLB funding costs associated with short-term Discount notes improved sharply relative to LIBOR as investors increased their demand for short-term, high-quality investments.

On October 7, 2008, federal bank and thrift regulatory agencies jointly announced a policy proposal to lower banking institutions’ risk weight for certain Fannie Mae and Freddie Mac obligations, including debentures and MBS, from 20% to 10%. The exclusion of FHLB obligations from the proposal increased the competitive disadvantage of FHLB debt relative to the debt of the other two housing GSEs. As a result of the announcement, FHLB term debt pricing was negatively affected. The proposed policy added to the market perception that FHLB debt, relative to Fannie Mae’s and Freddie Mac’s debt obligations, would have a lesser degree of government support. On November 26, 2008, the FDIC closed the comment window for its proposed rule. As of March 13, 2009, the rule had not been finalized.

On October 14, 2008, the FDIC announced the TLGP. The initiative is designed to provide FDIC-insured institutions with the temporary ability to issue unsecured debt with a full-faith and credit guarantee wrap from the FDIC that would be valid until June 30, 2012. Market participants responded to the announcement in a manner that indicated confusion about the relative safety of this new asset class, its potential overall size and liquidity, and the possible impact on GSE debt pricing. As a result, FHLB term debt pricing deteriorated. FHLB term debt funding costs spiked to the peak level of the year in early October, both relative to LIBOR and U.S. Treasury securities and on an absolute rate basis, when the FDIC revealed further details of the program and its imminent approval on November 20, 2008. On November 24, 2008, Goldman Sachs successfully marketed the first offering under the TLGP program, indicating strong dealer and investor sponsorship.

On November 25, 2008, the Federal Reserve Board announced an initiative to commence purchasing up to $100 billion of the debt of the housing GSEs. Following this announcement, FHLB term debt pricing commenced a rapid and sustained improvement relative to U.S. Treasury securities and interest rate swaps. During December, the Federal Reserve announced total purchases of $15.0 billion of GSE term debt, leaving an additional $85.0 billion in potential future purchases.

Between October 13, 2008 and December 31, 2008, the three-month LIBOR rate experienced a steep and sustained decline of approximately 332 basis points. As a result, FHLB bond call volume steadily increased during the quarter as it became more economically attractive to call swapped callable bonds. FHLB term debt issue volume dropped sharply in the fourth quarter relative to the third quarter and the weighted-average remaining term of FHLB bonds outstanding continued to contract throughout the fourth quarter. In contrast, the weighted-average remaining term of Discount notes outstanding continued to rise throughout the quarter. During the quarter, the proportion of debt outstanding that was comprised of Discount notes continued to increase.

During this quarter, FHLB debt outstanding reversed its upward trend and declined $76.0 billion, primarily due to a decline in outstanding CO Bonds. Discount note and non-callable, fixed-rate term funding that was priced via auction were down sharply during the quarter, indicating continued dealer reluctance to take on risk positions. During the period, foreign holdings and dealer inventories of GSE debt continued the pattern of decline seen in the third quarter. Money fund balances grew steadily throughout the quarter, and money fund portfolio manager allocations to GSE debt increased sharply.

During the period, the majority of FHLB System funding was obtained via negotiated transactions. No managed sales of global term debt were priced in October or November, and little funding was obtained via auctions, with the exception of callable bonds that were priced in December. During the quarter, the majority of term debt was raised in the form of negotiated, short-term, non-callable fixed- and floating-rate bonds. However, a large volume of short-term, stepped-coupon callable bonds were negotiated in October and a large volume of intermediate- and long-term callable bonds were negotiated in December.

Early 2009

Economic conditions continued to deteriorate in the first quarter of 2009, as indicated by various statistical measures. Fannie Mae and Freddie Mac stated that they will request funds from the U.S. Treasury to cover losses incurred during the fourth quarter of 2008. On February 18, 2009, the U.S. Treasury announced the Homeowner Affordability and Stability Plan. As part of that plan, the U.S. Treasury amended the senior preferred stock purchase agreements with Fannie Mae and Freddie Mac to increase the funding authority from $100.0 billion each to $200.0 billion each. In addition, the U.S. Treasury announced an increase in each GSE’s investment portfolio cap to $900.0 billion from $850.0 billion. On February 26, 2009, Fannie Mae announced a fourth quarter 2008 loss of $25.2 billion.

On February 3, 2009, the Board of Governors of the Federal Reserve System announced the extension of multiple liquidity programs through October 30, 2009, which were previously scheduled to expire on April 30, 2009. These facilities are the Asset-Backed Commercial Paper Money Market Mutual Fund Liquidity Facility, the Commercial Paper Funding Facility, the Money Market Investor Funding Facility, the Primary Dealer Credit Facility and the Term Securities Lending Facility.

During the first quarter of 2009, the Federal Reserve Bank of New York continued to purchase both GSE term debt and MBS. Since the inception of the program through February 24, 2009, the Federal Reserve Bank of New York has purchased approximately $36.0 billion in GSE term debt and approximately $160 billion in GSE mortgage-backed securities.

Since inception, the FDIC’s TLGP has eased the strain on domestic banks by providing better access to capital. Thus far, approximately $167 billion in TLGP-wrapped bonds have been issued. On February 10, 2009, in a joint statement, U.S. Treasury, Board of Governors of the Federal Reserve System, Federal Deposit Insurance Corporation, Comptroller of the Currency and the Office of Thrift Supervision announced the Capital Assistance Program, the Public-Private Investment Fund, a dramatic expansion of the Term Asset-Backed Securities Lending Facility (TALF) and the extension of the TLGP by four months to October 31, 2009.

Government initiatives have aided in reviving the GSE term debt markets, especially for large, fixed-rate, non-callable issues (bullet bonds). Since January 1, 2009, Fannie Mae has issued a combined total of $13.0 billion in new three-year and five-year Benchmark Notes®, while Freddie Mac has issued a combined total of $13.5 billion in new three-year and five-year Reference Bonds®. On February 26, 2009, Fannie Mae priced an additional $15.0 billion of two-year Benchmark Notes®.

Year-to-date, FHLB bond redemptions, resulting from both scheduled maturities and exercised calls, have reached historically high levels. The volume of FHLB bonds priced in January 2009 rose sharply relative to the monthly run rate during the fourth quarter of 2008. On January 14, 2009, the FHLBs announced a Global bond issue under a new monthly calendar-date format. The inaugural issue was a $3.5 billion, two-year bullet bond. The volume of FHLB bonds priced in February 2009 slowed from the January 2009 pace. The February 2009 calendar-date Global bond issue was a $3.0 billion, two-year bullet bond.

Since the end of 2008, there has been an increase in the amount of term FHLB debt priced compared to the fourth quarter of 2008. Volume increased in negotiated bullets, negotiated callable bonds, auctioned callable bonds and floating-rate bonds. In the first quarter of 2009, the weighted-average number of days to maturity of the total book of outstanding bonds, as well as the outstanding balance, continued to decline, following a trend that commenced in mid-October 2008. The weighted-average number of days to maturity of the total book of outstanding Discount notes increased slightly in the first quarter of 2009 after declining briefly in late December 2008 following a long upward trend that commenced in mid-September 2008. The outstanding balance of Discount notes has declined modestly since the end of 2008.

Overall, FHLB debt outstanding continued to shrink during the first quarter of 2009, falling an additional $59 billion since year-end 2008. And, as FHLB bond issuance has not kept pace with bond redemptions, Discount notes, as a percentage of total debt outstanding, have increased since the end of 2008.

Foreign investors and governments hold a significant portion of FHLB System COs and are an important source of funding for our business. The willingness of foreign investors and governments to purchase and hold our COs may be influenced by many factors, including changes in the world economy, changes in foreign-currency exchange rates, regulatory and political factors, as well as the availability of and preference for other investments. Foreign investor and government holdings of GSE securities have stabilized during the first quarter of 2009 following a sharp and sustained decline during the second half of 2008. In addition, primary securities dealer inventories of GSE debt have stabilized and increased slightly since the beginning of 2009. Since late September 2008, money market funds, in aggregate, had been increasing their asset allocation to short-term GSE debt. During the first quarter of 2009, this trend has ceased and the allocation has remained somewhat stable.

Outlook for Results of Operations. We currently expect our financial performance to continue to generate reasonable returns for member stockholders across a wide range of business, financial, and economic environments. Based on our current policies and practices, we believe that credit risk on member products, liquidity risk, and operational risk will not materially affect earnings. However, continued deterioration of the credit and capital markets could negatively impact our financial results. Credit risk related to private-label MBS has increased and could result in other-than-temporary-impairment charges that may significantly exceed the level of actual credit losses in future periods. Other-than-temporary-impairment charges could result in financial losses that could impact our ability to pay dividends.

The level of market interest rates influences the yield on our earning assets, our cost of funds, and mortgage prepayment speeds. These factors drive our spreads, interest margins, and earnings. Since our assets and liabilities do not reprice immediately, there tends to be a lag between changes in market rates and changes to our spreads and margins. The impact of market rate fluctuations occurs more quickly on the portion of earning assets funded by our capital balance. Market interest rates reflect a wide variety of influences, such as inflation expectations, money supply, and the attractiveness of investment alternatives. Other factors that may influence our margin, earnings, or return on equity (“ROE”) include demand for our products, fee income, operating expenses and valuation of investment securities. See “Results of Operations” herein for a detailed discussion of these factors.

Although we constantly manage our interest rate risk, unfavorable interest rate scenarios pose significant challenges. One unfavorable interest rate scenario is a further decrease of long-term interest rates. This scenario could reduce earnings because faster mortgage prepayment speeds would require us to reinvest proceeds from mortgage prepayments at lower interest rates, and we would have to accelerate our recognition of mortgage net premiums and concessions on callable CO Bonds in accordance with SFAS 91. This scenario decreases the ROE spread to short-term market interest rates, as well as our overall spread.

We anticipate that our earnings will decline in 2009 due to lower market interest rates and spreads reverting to normal levels. Lower market rates reduce the earnings from assets funded by our capital balance. The market turmoil in 2008 created opportunities to generate spreads well above historic levels on certain transactions. Though we expect the financial market disruption to continue in 2009, the frequency and level of high-spread investment opportunities is expected to diminish. However, these factors will be influenced by unexpected changes in the market environment. The Advances sector has been impacted by competitive pressures from alternative sources of wholesale funds available to the membership, as well as consolidation in the financial services industry. Bank of America’s withdrawal from membership in October 2008 due to its charter consolidation will lead to the reduction of its Advances balance as they mature. Earnings from the mortgage sector are expected to be affected by the interest rate environment and the limited number of large sellers in the district.

Our current expectation is for Advances to our members to decline during 2009. The Advances growth from members is not expected to exceed the decline attributable to Bank of America, as $3.6 billion of the Bank of America Advances mature during 2009. Our members’ future demand for Advances could decline if they experience a sustained growth in bank deposits combined with a recovery in the liquidity in the mortgage market.

Although purchases of MPP loans have increased, they are not enough to offset principal repayments, and we expect the MPP portfolio to decline during 2009. Additionally, if mortgage interest rates decline further, prepayments could increase, causing a further decline in MPP. Our future MPP portfolio balance could be affected by continued consolidation in the financial services industry.

We do not currently anticipate any major changes in the composition of our balance sheet that would significantly increase earnings sensitivity to changes in the market environment. In addition to having embedded prepayment options and basis risk exposure, which increase both our market risk and earnings volatility, application of SFAS 91 could also result in greater earnings volatility.

In the future, we will continue to engage in various hedging strategies and use derivatives to assist in mitigating the volatility of economic earnings and equity market value that is likely to result from our investments in mortgage assets. While we would expect that hedging with derivatives would reduce market risk and economic earnings volatility, application of SFAS 133 to account for the derivatives could increase earnings volatility as measured by GAAP.

In late February and early March 2009, our Senior Vice President — Chief Accounting Officer, First Vice President — Controller and Senior Vice President — Planning and Reporting voluntarily resigned or retired from the Bank. Each of these individuals had several years of service at our Bank. For additional information, please refer to our Current Reports on Form 8-K filed on February 20, 2009 and March 6, 2009. We have commenced a search to fill the Chief Accounting Officer position and are evaluating the staffing and structure of the affected departments. We do not anticipate that this turnover will have a material impact on our operations.

We strive to maintain relatively low operating expense ratios without sacrificing adequate systems, support, and staffing. Operating expenses are expected to increase in 2009 due to continued risk management, systems enhancement, and compliance-related expenses.

Analysis of Financial Condition

Advances

Advances increased by $4.4 billion or 16.7% during 2008 to $31.2 billion, compared to $26.8 billion at December 31, 2007. This increase was primarily caused by increased demand for Advances from many of our members, including our insurance company members. Advances at par to insurance company members have increased to $4.5 billion, or 14.3% of total Advances, at December 31, 2008, compared to $3.0 billion, or 11.3% of total Advances, as of December 31, 2007. The remaining increase was primarily caused by increases in Advances to our other borrowers, including an increase of $1.5 billion to two large former members as well as an increase of $0.9 billion due to fair value adjustments made in accordance with SFAS 133.

In general, Advance balances fluctuate in accordance with our members’ funding needs related to their mortgage pipelines, investment opportunities, other balance sheet strategies, and the cost of alternative funding opportunities. However, during 2008, Advance demand was impacted by our members’ inability to access other sources of liquidity at reasonable rates.

Investments

The following table provides balances at December 31, 2008, and December 31, 2007, for our long-term investments, Interest-bearing deposits and Federal funds sold:

Composition of Investments

($ amounts in thousands, at carrying value)

	December 31,
	2008		2007
	Amount	%	Amount	%
U.S. government and federal agency debentures	$1,842,377	11.7%	$—	—
U.S. government and federal agency-guarantee	11,285	0.1%	23,671	0.1%
State or local housing authority	885	0.0%	3,720	0.0%
Other bonds, notes and debentures
MBS and ABS
GSEs	2,147,433	13.6%	848,526	4.3%
Private label	4,532,598	28.8%	5,838,992	29.8%

Total other bonds, notes and debentures	6,680,031	42.4%	6,687,518	34.1%

Total investment securities(1)	8,534,578	54.2%	6,714,909	34.2%

Certificates of deposit	—	—	1,660,000	8.5%
Interest-bearing deposits	47	0.0%	—	—
Federal funds sold	7,223,000	45.8%	11,261,000	57.3%

Total investments	$15,757,625	100.0%	$19,635,909	100.0%

(1)	All of our investment securities outstanding at December 31, 2008 and 2007, are long-term investments classified on our Statement of Condition as AFS or HTM securities.

At December 31, 2008, our investment portfolio accounted for 28% of Total assets, compared to 35% at December 31, 2007.

Federal funds sold

As of December 31, 2008, Federal funds sold totaled $7.2 billion, a decrease of $4.0 billion from December 31, 2007, primarily due to the increase in Advances and purchase of AFS securities.

Available-for-sale Securities

AFS securities were $1.8 billion at December 31, 2008, compared to $0 at December 31, 2007. We purchased AAA-rated agency debentures for our AFS portfolio during 2008 in order to utilize capital capacity and take advantage of investment opportunities.

Held-to-maturity Securities Our HTM securities consist of residential MBS, commercial MBS and ABS. At December 31, 2008, we primarily held AAA-rated (privately-issued and GSE-issued) collateralized mortgage obligations and pass-throughs. See “Risk Management — Credit Risk Management” herein for more information. HTM securities decreased to $6.7 billion at December 31, 2008, compared to $8.4 billion at December 31, 2007, primarily due to a decrease of $1.7 billion in HTM CDs.

As of December 31, 2008, the carrying value and yield of HTM securities by contractual maturity are shown below. Expected maturities and the related interest yield of some securities and MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Held-to-Maturity Securities

Redemption and Yields

($ amounts in thousands)

Year of Maturity	As of December 31, 2008
	Carrying Value	Yield
MBS and ABS
U.S. government and federal agencies
Due in one year or less	$—	—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	11,285	4.61%

Subtotal	11,285	4.61%

Other bonds, notes, & debentures (including GSEs)
Due in one year or less	—	—
Due after one year through five years	—	—
Due after five years through ten years	288,932	4.03%
Due after ten years	6,391,099	4.80%

Subtotal	6,680,031	4.77%

Total MBS	6,691,316	4.77%

Non-MBS
State or local housing authority
Due in one year or less	—	—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	885	7.27%

Subtotal	885	7.27%

Total held-to-maturity	$6,692,201	4.77%

The Finance Agency’s regulations provide that the total book value of our investments in MBS and ABS must not exceed 300% of our Total regulatory capital, consisting of Retained earnings, Class B stock, and Mandatorily redeemable capital stock, as of the previous month end on the day we purchase the securities. If our outstanding investments in MBS and ABS exceed the limitation at any time, but were in compliance at the time we purchased the investments, we would not be considered out of compliance with the regulation. We would not be permitted to purchase additional MBS or ABS until we were back within the capital limitation. We were in compliance with this limit at December 31, 2008, and 2007.

On March 24, 2008, the Finance Agency passed a resolution temporarily granting the FHLBs the ability to purchase additional MBS and ABS, not to exceed 600% of Total regulatory capital, in order to increase liquidity in the MBS markets. Investments under this authority are limited to Fannie Mae and Freddie Mac MBS, and this authority will expire on March 31, 2010. Each FHLB must have the approval of its board, provide notice to the Finance Agency of its intention to participate, and meet certain reporting and recordkeeping requirements of the Finance Agency in order to invest up to the increased limit. As of March 13, 2009, we have not utilized this temporary authority. We do not know if we will participate or on what terms our board may authorize any increased investment in MBS under this temporary authority.

The following tables summarize the HTM securities with unrealized losses as of December 31, 2008 and 2007. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Held-to-Maturity Securities with Unrealized Losses

($ amounts in thousands)

	Less than 12 months		12 months or more		Total
December 31, 2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS and ABS
U.S. agency obligations —
Guaranteed	$1,343	$(10)	$—	$—	$1,343	$(10)
GSEs	284,998	(656)	299,261	(1,586)	584,259	(2,242)
Other(1)	2,711,317	(553,624)	1,060,728	(206,335)	3,772,045	(759,959)

Total temporarily impaired	$2,997,058	$(554,290)	$1,359,989	$(207,921)	$4,357,647	$(762,211)

December 31, 2007	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS and ABS
U.S. agency obligations —
Guaranteed	$—	$—	$20,724	$(33)	$20,724	$(33)
GSEs	—	—	603,326	(17,110)	603,326	(17,110)
Other(1)	553,179	(3,808)	3,143,443	(81,147)	3,696,622	(84,955)

Total temporarily impaired	$553,179	$(3,808)	$3,767,493	$(98,290)	$4,320,672	$(102,098)

(1)	Included in the column for Unrealized Losses 12 months or more as of December 31, 2007, were two securities we purchased from Bank of America Mortgage Securities with an amortized cost of $76.1 million and a market value of $74.4 million. There were no MBS issued by affiliates of members as of December 31, 2008.

The unrealized losses on our investments in MBS and ABS reflected above were primarily caused by continued general deterioration in the market for private-label MBS. This deterioration resulted from decreased credit performance of mortgage loans and declining housing prices, compounded by the effect of forced portfolio liquidations by certain large investors. We have performed an other-than-temporary-impairment analysis and we do not consider these investments to be other-than-temporarily impaired at December 31, 2008, or at December 31, 2007. See “Investments — Other-than-temporary-impairment Analysis” in the Risk Management section herein for more information on our other-than-temporary impairment analysis.

As of December 31, 2008, we held securities classified as HTM from the following issuers with a carrying value greater than 10% of our total capital:

Issuers with a Carrying Value Greater than 10% of Total Capital

As of December 31, 2008

($ amounts in thousands)

Name of Issuer	Carrying Value	Fair Value
Fannie Mae	$1,482,332	$1,494,019
Washington Mutual	1,046,750	832,428
GSR Mortgage Loan Trust	882,318	719,552
Wells Fargo Mortgage Backed Securities Trust	751,213	691,616
Freddie Mac	665,101	668,337
Countrywide Home Loans	428,283	356,043
Residential Funding Mortgage Securities I	298,703	243,237

Total	$5,554,700	$5,005,232

Mortgage Loans Held for Portfolio, Net

We purchase mortgage loans from our members through our MPP. At December 31, 2008, after considering the effects of premiums, discounts, SFAS 133 basis adjustments, and allowances for credit losses on mortgage loans, we held $8.8 billion in mortgage loans purchased from our members, compared to $9.4 billion at December 31, 2007. We anticipate that our outstanding Mortgage loans held for portfolio will decrease in 2009 due to the loss of three large sellers of new mortgage loans, the reduction of outstanding balances due to maturity or prepayment, and our transition to purchasing loans from small to mid-size members.

Some of the other factors that impact the volume of mortgage loans purchased through the MPP include the general level of housing activity in the U.S., the level of refinancing activity, and consumer product preferences. In accordance with our MPP policy for conventional loans, we purchase conforming, fixed-rate, fixed-term mortgage loans.

For the year ended December 31, 2008, we purchased $0.5 billion in principal amount of new loans. Total principal repayments during the year were $1.1 billion. In 2007, we purchased $0.5 billion in principal amount of new loans and total principal repayments were $1.1 billion.

The following table presents the composition of our outstanding purchased mortgage loans at December 31, 2008, and December 31, 2007:

Mortgage Loans Held for Portfolio

($ amounts in thousands)

	December 31, 2008
	Long-term(1)	Medium-term(2)	Total
Unpaid principal balance	$7,494,902	$1,268,965	$8,763,867
Deferred net premium	1,040	4,610	5,650
Basis adjustments from terminated fair value hedges, and loan commitments.	11,150	(569)	10,581

Total mortgage loans held for portfolio	$7,507,092	$1,273,006	$8,780,098

	December 31, 2007
	Long-term(1)	Medium-term(2)	Total
Unpaid principal balance	$7,959,694	$1,407,128	$9,366,822
Deferred net premium	2,945	6,249	9,194
Basis adjustments from terminated fair value hedges, and loan commitments.	20,866	(125)	20,741

Total mortgage loans held for portfolio	$7,983,505	$1,413,252	$9,396,757

(1)	Long-term is defined as original loan terms greater than 15 years.
(2)	Medium-term is defined as original loan terms of 15 years or less.

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

See “Risk Management — Credit Risk Management — MPP” herein for more information on our SMI providers.

Deposits (Liabilities)

Total deposits were $621.5 million at December 31, 2008, compared to $556.9 million at December 31, 2007. These deposits represent a relatively small portion of our funding, and they vary depending upon market factors, such as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members’ investment preferences with respect to the maturity of their investments, collateral flows, and member liquidity.

The following table presents term deposits issued in amounts of $100,000 or more at December 31, 2008. There were no term deposits outstanding at December 31, 2007.($ amounts in thousands).

December 31, 2008
3 months or less	$22,000
Over 3 months through 6 months	7,000
Over 6 months through 12 months	17,500
Over 12 months	—

Total	$46,500

Consolidated Obligations

At December 31, 2008, the carrying values of CO Bonds and Discount notes issued on our behalf totaled $28.7 billion and $23.5 billion, respectively, compared to $30.3 billion and $22.2 billion at December 31, 2007, respectively.

As of December 31, 2008, we had $40.0 million of outstanding CO Bonds that we assumed from another FHLB instead of issuing new debt. There was no such debt outstanding at December 31, 2007.

The following table presents the composition of our outstanding CO Bonds at December 31, 2008, and December 31, 2007:

Composition of CO Bonds

($ amounts in thousands, at par)

	December 31,
	2008		2007
	Amount	%	Amount	%
Fixed rate	$27,746,400	97.4%	$28,182,940	93.2%
Step-up	730,000	2.5%	1,703,080	5.6%
Single-indexed floating rate	—	—	155,000	0.5%
Fixed that converts to variable	—	—	140,000	0.5%
Variable that converts to fixed	25,000	0.1%	50,000	0.2%

Total, at par	$28,501,400	100.0%	$30,231,020	100.0%

Consistent with our risk management philosophy, we use interest rate exchange agreements (also referred to as interest rate swaps) to convert many of our fixed-rate COs to floating rate instruments that periodically reset to an index such as three-month LIBOR. During 2007 and 2008, we swapped both fixed-rate bullet bonds and callable bonds. A callable bond provides us with the right to redeem the instrument on predetermined call dates in the future. When we swap a callable CO to LIBOR, we sell an option to the interest rate swap counterparty that mirrors the option we own to call the bond. If market interest rates decline, the swap counterparty will generally cancel the interest rate swap, and we will then typically call the CO Bond. Conversely, if market interest rates increase, the swap counterparty generally elects to keep the interest rate swap outstanding, and we will typically elect not to call the CO Bond. With the generally declining market interest rates in 2008, we called a number of our callable bonds and replaced a portion of them with new callable bonds.

In the latter half of 2007, the Federal Open Market Committee lowered the federal funds rate by 100 basis points in an attempt to alleviate the stress on the financial markets by easing credit and promoting economic growth. The decreases in the federal funds rate continued throughout 2008, with decreases totaling 400-425 basis points. We have been able to fund our asset positions through the various CO debt issuance programs even though market conditions have been challenging as we are competing with agency and FDIC-backed debt issuances. See “Financial Trends Affecting the FHLB System in the Capital Markets” herein for more information. In the future, the cost of debt raised in this manner will depend on several factors, including the direction and level of market interest rates, competition from other issuers of agency debt, changes in the investment preferences of potential buyers of agency debt securities, pricing in the interest rate swap market, and other technical market factors.

Derivatives

As of December 31, 2008, and 2007, we had Derivative assets, including accrued interest, with market values of $0.7 million and $1.9 million, respectively, and Derivative liabilities, including accrued interest, with market values of $1.1 billion and $0.3 billion, respectively. These differences reflect the impact of interest rate changes that affected the market value of our derivatives and swap terminations. We record all derivative financial instruments on the Statement of Condition at their fair value with changes in the fair value of all derivatives recorded through earnings.

The principal derivative instruments we use are interest-rate swaps and to-be-announced mortgage hedges (“TBAs”). We classify interest-rate swaps as derivative assets or liabilities according to the net fair value of the interest-rate swaps with each counterparty. Because these swaps are covered by a master netting agreement, (a) if the net fair value of the interest-rate swaps with a counterparty is positive, it is classified as an asset; and, (b) if the net fair value of the interest-rate swaps with a counterparty is negative, it is classified as a liability. TBAs, which are not covered by a master netting agreement, are recorded as a derivative asset or liability as required by SFAS 133 based upon fair value. Increases and decreases in the fair value of each of these instruments are primarily caused by market changes in the derivative’s underlying interest rate index. See “Risk Management — Credit Risk Management — Derivatives” for information related to the bankruptcy of Lehman Brothers Holdings Inc., the guarantor of our former counterparty, Lehman Brothers Special Financing.

Capital

Total capital decreased to $2.1 billion at December 31, 2008, compared to $2.2 billion at December 31, 2007. The following table presents the changes in Total capital:

Changes in Total Capital

($ amounts in thousands)

	Capital Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2007	$2,002,863	$202,111	$(6,042)	$2,198,932
Reclassification to Mandatorily redeemable capital stock related to the loss of former members	(379,682)	—	—	(379,682)
Proceeds from the sale of capital stock	256,066	—	—	256,066
Net shares reclassified to mandatorily redeemable capital stock	128	—	—	128
Net Income	—	184,489	—	184,489
Mandatorily redeemable capital stock distributions	—	(4,927)	—	(4,927)
Dividends paid	—	(98,942)	—	(98,942)
Other comprehensive income
Net unrealized loss on available-for-sale securities	—	—	(66,766)	(66,766)
Pension and postretirement benefits	—	—	1,410	1,410

Balance at December 31, 2008	$1,879,375	$282,731	$(71,398)	$2,090,708

Total Regulatory Capital

Our total regulatory capital consists of Retained earnings, Class B stock, and Mandatorily redeemable capital stock. Mandatorily redeemable capital stock is classified as a liability according to GAAP on our Statement of Condition.

As of December 31, 2008, $748.4 million, or 31% of our total regulatory capital stock balance, which consists of Class B stock and Mandatorily redeemable capital stock, was comprised of stock not required as a condition of membership or to support services to members, compared to $649.3 million, or 30%, at December 31, 2007. The increase of $99.1 million in excess stock was primarily due to a reduction in Advances from some of our members. In general, the level of excess stock fluctuates with our members’ demand for Advances.

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

Retained Earnings

Retained earnings equaled $282.7 million at December 31, 2008, an increase of $80.6 million compared to December 31, 2007. The following table quantifies the net change in Retained earnings:

Net Income versus Dividends Paid

($ amounts in thousands)

	For the Year Ended December 31,
	2008	2007	2006
Net Income	$184,489	$122,095	$117,849
Dividends paid	(98,942)	(86,532)	(99,054)
Mandatorily redeemable capital stock distributions	(4,927)	(74)	(1,187)

Change in Retained earnings	$80,620	$35,489	$17,608

Our Retained Earnings Policy establishes guidelines for our board to use in determining the amount of earnings to retain. These guidelines include, but are not limited to: (i) a retained earnings target that is comprised of market, credit, operations and accounting risk components; (ii) the impact on our members; and (iii) the stability of stock and membership levels. The Retained earnings balance at December 31, 2008, adjusted for the fourth quarter dividend of $18.7 million that was declared in February 2009, was $264.0 million.

Our Retained Earnings Policy can be superseded by Finance Agency mandates, either by an order specific to the Bank, by institution of new advisory guidelines, or by promulgation of new regulations requiring a level of Retained earnings that is different from our currently targeted level. Over time, as our risk profile changes, we will continue to evaluate our Retained earnings position.

Results of Operations for the Years Ended December 31, 2008, 2007, and 2006

Net Income

Net Income for 2008 was $184.5 million, an increase of $62.4 million or 51.1%, compared to $122.1 million for 2007. This increase in Net Income was primarily caused by the following:

•	Net interest income increased by $71.5 million. The factors impacting Net interest income are addressed separately below under “Net Interest Income.”

•

Other income (loss) increased by $13.0 million. This increase was primarily due to fair value adjustments made in accordance with SFAS 133 that resulted in an increase in Net gain (loss) on derivatives and hedging activities.

•	Other expenses decreased by $0.9 million for 2008, compared to 2007, due to lower Compensation and benefits expenses.

These factors were partially offset by an increase in Total assessments for AHP and REFCORP of $23.0 million, consistent with the higher level of Income Before Assessments.

Net Income for 2007 was $122.1 million, an increase of $4.3 million or 3.6%, compared to $117.8 million for 2006. This increase in Net Income was primarily caused by the following:

•	Net interest income increased by $1.9 million. The factors impacting Net interest income are addressed separately below under “Net Interest Income.”

•

Other income increased by $3.3 million. This increase was primarily due to a $2.7 million increase due to fair value adjustments made in accordance with SFAS 133 that resulted in an increase from the Net gains (losses) on derivatives and hedging activities, and an increase from the Net gain (loss) on trading security because the trading security was paid off in 2006.

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

The following table presents average balances, income, and yields of major earning asset categories and the sources funding those earning assets for the years ended December 31, 2008, 2007, and 2006.

Average Balances, Interest Income, and Yields ($ amounts in thousands)

	For the Year Ended December 31,
	2008			2007			2006
	Avg. Balance	Interest	Avg. Rate	Avg. Balance	Interest	Avg. Rate	Avg. Balance	Interest	Avg. Rate
Assets
Interest-bearing deposits	$32,616	$223	0.68%	$31	$1	3.23%	$368	$4	1.09%
Federal funds sold	10,682,615	270,369	2.53%	9,404,803	486,289	5.17%	6,649,940	337,200	5.07%
Trading security(1) (2)	—	—	—	—	—	—	20,587	1,316	6.39%
Available-for-sale securities(3)	1,010,364	30,057	2.97%	—	—	—	—	—	—
Held-to-maturity securities	7,337,200	350,892	4.78%	7,935,330	380,939	4.80%	7,748,403	359,664	4.64%
Advances(3)	29,945,218	998,213	3.33%	23,241,392	1,245,317	5.36%	22,881,448	1,177,839	5.15%
Mortgage loans held for portfolio	9,075,126	467,332	5.15%	9,731,180	509,793	5.24%	9,857,732	509,528	5.17%
Loans to other FHLBs	3,194	64	2.00%	1,720	92	5.35%	274	14	5.11%

Total earning assets	58,086,333	2,117,150	3.64%	50,314,456	2,622,431	5.21%	47,158,752	2,385,565	5.06%
Other assets	339,670			371,551			410,468

Total assets	$58,426,003			$50,686,007			$47,569,220

Liabilities and Capital
Interest-bearing deposits	$903,595	$15,337	1.70%	$886,907	43,219	4.87%	$1,159,279	56,089	4.84%
Loans from other FHLBs	60	1	1.67%	13	1	7.69%	704	38	5.40%
Other borrowings(4)	331	8	2.42%	27	2	7.41%	1,994	102	5.12%
Discount notes	20,389,734	498,094	2.44%	13,581,771	674,657	4.97%	8,845,511	439,173	4.96%
CO Bonds(3)	33,465,419	1,313,651	3.93%	33,318,300	1,690,434	5.07%	34,611,645	1,681,888	4.86%
Mandatorily redeemable capital stock	269,127	11,677	4.34%	158,933	7,216	4.54%	72,028	3,274	4.55%

Total interest-bearing liabilities	55,028,266	1,838,768	3.34%	47,945,951	2,415,529	5.04%	44,691,161	2,180,564	4.88%
Other liabilities	1,130,687			661,516			693,008
Total capital	2,267,050			2,078,540			2,185,051

Total liabilities and capital	$58,426,003			$50,686,007			$47,569,220

Net interest income and net spread on interest-earning assets less interest-bearing liabilities		$278,382	0.30%		$206,902	0.17%		$205,001	0.18%

Net interest margin	0.48%			0.41%			0.43%

Average interest-earning assets to interest-bearing liabilities	1.06			1.05			1.06

(1)	Interest income and average rates exclude the effect of associated interest rate exchange agreements as the net interest expense associated with such agreements is recorded in Other income (loss) in the Statement of Income.
(2)	Including the effects of these interest rate exchange agreements, the average rate on the trading security was 4.52% for the year ended December 31, 2006.
(3)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements to the extent such agreements qualify for SFAS 133 fair value hedge accounting.

Net Interest Income

Net interest income is our primary source of earnings. Net interest income equals interest earned on assets (including Advances, Mortgage loans held for portfolio, AFS, MBS, and other investments) less the interest expense (or cost of funds) on our liabilities, including COs and Mandatorily redeemable capital stock. Net interest income also includes miscellaneous items such as prepayment fees earned and the amortization of debt issuance discounts, concession fees and SFAS 133 adjustments.

Net interest income increased by $71.5 million or 34.5% for the year ended December 31, 2008, compared to the year ended December 31, 2007. This increase was primarily due to wider spreads on our interest-earning assets, and increased average interest-earning assets. As market interest rates have decreased, there have been corresponding decreases in the interest earned on our assets and the interest paid on our debt. Our spreads have increased because the interest we earned decreased less than the interest we paid due to the current conditions in the capital market environment. For example, lower funding costs have enabled us to replace higher-costing debt supporting our Mortgage loans held for portfolio with lower-costing debt.

Net interest income increased by $1.9 million or 0.9% for the year ended December 31, 2007, compared to the year ended December 31, 2006. This increase was primarily due to increased average interest-earning assets, partially offset by decreased spreads on our average interest-earning assets.

Trends, Events and Uncertainties

Net Income has been volatile during the period from 2004 through 2008. We derive nearly all of our revenue from Net interest income. Therefore, the rate of return that is earned from the investment of capital has a meaningful impact on earnings and ROE. For example, our average capital for 2008 was $2.267 billion. This amount can be viewed as being invested on a pro-rata basis across all of our assets. Therefore, if the gross return on assets increases by 1%, Net interest income will tend to increase by approximately $22.67 million. Likewise, a decline of 1% would tend to reduce Net interest income by approximately $22.67 million. Since the change in our gross return on assets implicitly includes the spread on those assets, our management often evaluates ROE in comparison to cost of funds.

Changes in interest rates do not immediately impact the cost of funds since our liabilities mature or re-price at various future dates. Interest rates, as measured by three-month LIBOR, a key interest rate index for the Bank, increased from 2004 through 2007, then decreased near the end of 2008.

ROE, Cost of Funds and 3-Month LIBOR

2004 – 2008

	2008	2007	2006	2005	2004
ROE	8.14%	5.87%	5.39%	6.86%	6.25%
Cost of funds	3.34%	5.04%	4.88%	3.68%	2.45%
Average 3-month LIBOR	2.93%	5.30%	5.20%	3.57%	1.62%
ROE less cost of funds	4.80%	0.83%	0.51%	3.18%	3.80%

Changes in market interest rates, which impact our cost of funds and gross return on assets, have a significant impact on earnings. Additionally, the net realized and unrealized gain (loss) on derivatives and hedging activities has created significant earnings volatility over the five-year period. Other factors, including but not limited to spreads, fee income, operating expense and business volume, also have a significant impact on our earnings.

Average 3-month LIBOR increased each year from 2004 through 2007, and then decreased during 2008. Our Cost of Funds increased because a portion of our liabilities floats relative to various short-term indices. The decreased Cost of Funds for 2008 was primarily a result of market conditions. See “Financial Trends in the Capital Markets” herein for more information. Our ROE increased as a result of higher spreads during 2008. We anticipate that the net interest income component of our ROE will decline in 2009 due to lower market interest rates, spreads reverting to normal levels and a potential decline in our balance sheet.

Changes in both volume and interest rates influence changes in Net interest income and Net interest margin. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes have been allocated to the volume and rate categories based upon the proportion of the volume and rate changes. The following table summarizes changes in interest income and interest expense between 2008 and 2007 and between 2007 and 2006:

Rate and Volume Analysis

For the Year Ended December 31,

($ amounts in thousands)

	2008 over 2007			2007 over 2006
	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in interest income
Advances	$300,445	$(547,549)	$(247,104)	$18,739	$48,739	$67,478
Interest-bearing deposits	222	—	222	(6)	3	(3)
Federal funds sold	58,981	(274,901)	(215,920)	142,319	6,770	149,089
Trading security	—	—	—	(1,316)	—	(1,316)
Available-for-sale securities	30,057	—	30,057	—	—	—
Held-to-maturity securities	(28,610)	(1,437)	(30,047)	8,799	12,476	21,275
Mortgage loans held for portfolio	(33,902)	(8,559)	(42,461)	(6,584)	6,849	265
Loans to other FHLBs	50	(78)	(28)	77	1	78

Total	327,243	(832,524)	(505,281)	162,028	74,838	236,866

Increase (decrease) in interest expense
Discount notes	252,836	(429,399)	(176,563)	235,268	216	235,484
CO Bonds	7,432	(384,215)	(376,783)	(64,119)	72,665	8,546
Interest-bearing deposits	798	(28,680)	(27,882)	(13,270)	400	(12,870)
Mandatorily redeemable capital stock	4,794	(333)	4,461	3,946	(4)	3,942
Loans from other FHLBs	2	(2)	—	(48)	11	(37)
Other borrowings	8	(2)	6	(132)	32	(100)

Total	265,870	(842,631)	(576,761)	161,645	73,320	234,965

Increase in Net interest income	$61,373	$10,107	$71,480	$383	$1,518	$1,901

Earnings Analysis

The following table presents changes in the components of our earnings for the past two years:

Change in Earnings Components

For the Year Ended December 31,

($ amounts in thousands)

	2008 vs. 2007 $ change	2007 vs. 2006 $ change	2008 vs. 2007 % change	2007 vs. 2006 % change
Increase (decrease) in
Interest income	$(505,281)	$236,866	(19.3)%	9.9%
Interest expense	(576,761)	234,965	(23.9)%	10.8%

Net Interest Income	71,480	1,901	34.5%	.9%
Other income (loss)	13,040	3,276	773.0%	206.2%
Other expense	(900)	(1,041)	(2.2)%	(2.4)%

Income Before Assessments	85,420	6,218	51.2%	3.9%

AHP	7,428	910	51.7%	6.8%
REFCORP	15,598	1,062	51.1%	3.6%

Total assessments	23,026	1,972	51.3%	4.6%

Net Income	$62,394	$4,246	51.1%	3.6%

Other Income

The following table presents a breakdown of Other income (loss) for the years ended December 31, 2008, 2007, and 2006, and an analysis of the changes in the components of these income items for the past two years:

Analysis of Other Income (Loss)

For the Year Ended December 31,

($ amounts in thousands)

				2008 vs. 2007		2007 vs. 2006
	2008	2007	2006	$ Amt	% change	$ Amt	% change
Service fees	$1,280	$1,341	$1,424	$(61)	(4.5)%	$(83)	(5.8)%

Net loss on trading security	—	—	(755)	—	—	755	100.0%
Net gains (losses) on derivatives and hedging activities	11,842	(1,217)	(3,885)	13,059	1,073.0%	2,668	68.7%
Other, net	1,605	1,563	1,627	42	2.7%	(64)	(3.9)%

Total Other income (loss)	$14,727	$1,687	$(1,589)	$13,040	773.0%	$3,276	206.2%

The increase in Other income (loss) for 2008, compared to 2007, was primarily due to fair value adjustments made in accordance with SFAS 133 that resulted in an increase in the Net gains (losses) on derivatives and hedging activities.

The increase in Other income (loss) for 2007, compared to 2006, was primarily due to fair value adjustments made in accordance with SFAS 133 that resulted in an increase in the Net gains (losses) on derivatives and hedging activities and an increase resulting from not having a Net loss on trading security because the trading security was paid off in 2006.

The tables below present the components of this change by type of hedge and type of product.

Components of Net Gains (Losses) on Derivatives and Hedging Activities

By Hedge

For the Year Ended December 31,

($ amounts in thousands)

	2008	2007	2006
Fair Value Hedges
Net gains (losses) due to ineffectiveness on
Advances	$22,849	$2,068	$18
Investments	2,892	—	—
MPP	—	118	680
CO Bonds	(17,926)	(3,797)	(1,208)

Net gains (losses) on fair value hedges	7,815	(1,611)	(510)

Economic Hedges
Net interest (payment)/receipt settlements(1)
Advances	30	4	26
Investments	(31)	2	(264)
CO Bonds	539	(1,256)	(1,558)
Discount notes	(325)	(128)	—

Subtotal — net settlements	213	(1,378)	(1,796)

SFAS 133 derivative fair value gain (loss) adjustments
Advances	(537)	(5)	(13)
Investments	85	—	160
CO Bonds	730	2,394	346
Discount notes	5,479	(64)	—
MPP	(1,943)	(553)	(2,072)

Subtotal — fair value adjustments	3,814	1,772	(1,579)

Net gains (losses) on economic hedges	4,027	394	(3,375)

Net gains (losses) on derivative and hedging activities	$11,842	$(1,217)	$(3,885)

(1)	Net settlements represent the net interest payments or receipts on interest rate exchange agreements for hedges not receiving fair value hedge accounting.

Net Gains (Losses) on Derivatives and Hedging Activities

By Product

For the Year Ended December 31,

($ amounts in thousands)

	2008	2007	2006
Advances	$22,342	$2,067	$31
Investments	2,946	2	(104)
MPP	(1,943)	(435)	(1,392)
CO Bonds	(16,657)	(2,659)	(2,420)
Discount notes	5,154	(192)	—

Net gains (losses) on derivatives and hedging activities	$11,842	$(1,217)	$(3,885)

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

The second type of hedging relationship that creates earnings volatility involves transactions in which we enter into interest rate exchange agreements to economically hedge identifiable portfolio risks that do not qualify for hedge accounting under SFAS 133 (referred to as an “economic” hedge).

Other Expense

The following table presents a breakdown of Other Expense for the three years ending December 31, 2008, 2007, and 2006, and an analysis of the changes in the components of these expenses for the past two years:

Analysis of Other Expense

For the Year Ended December 31,

($ amounts in thousands)

	2008	2007	2006	2008 vs. 2007		2007 vs. 2006
				$ Amt	% change	$ Amt	% change
Compensation and benefits	$26,177	$27,419	$27,405	$(1,242)	(4.5)%	$14	0.1%
Other operating expenses	9,854	9,247	10,107	607	6.6%	(860)	(8.5)%
Finance Agency and Office of Finance expenses	3,404	3,274	2,960	130	4.0%	314	10.6%
Other	1,267	1,662	2,171	(395)	(23.8)%	(509)	(23.4)%

Total Other expense	$40,702	$41,602	$42,643	$(900)	(2.2)%	$(1,041)	(2.4)%

The decrease in Total other expense for 2008, compared to 2007, was primarily due to:

•

lower Compensation and benefits due to a charge of approximately $3.2 million related to the early retirement incentive offered in the fourth quarter of 2006 that was recognized in the first quarter of 2007, partially offset by increased salaries and incentive accruals; and

•	lower master servicing fees for MPP (see line captioned “Other” in above table) due to a lower volume of loans and a reduction in the rate.

These decreases were partially offset by increased Other operating expenses resulting from contractual services and personnel recruiting expense.

The decrease in Total other expense for 2007, compared to 2006, was primarily due to:

•	lower Other operating expenses from the cost-cutting measures initiated in 2006 that resulted in a smaller workforce; and

•	lower master servicing fees for MPP (see line captioned “Other” in above table) that were renegotiated during the second quarter of 2007.

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

Office of Finance Expenses

The FHLBs fund the costs of the Office of Finance as a joint office that facilitates issuing and servicing COs, preparation of the FHLBs’ combined quarterly and annual financial reports, and certain other functions. For the years ended December 31, 2008, 2007, and 2006, our assessments to fund the Office of Finance were $1.7 million, $1.7 million, and $1.4 million, respectively.

Finance Agency Expenses

The FHLBs are assessed a portion of the operating costs of their regulator, the Finance Agency. We have no control over these costs. For the years ended December 31, 2008, 2007, and 2006, our Finance Agency assessments were $1.7 million, $1.6 million and $1.6 million, respectively. See “Finance Agency/Finance Board” in Note 1 to our Audited Financial Statements.

AHP and REFCORP Payments

The financial obligations of REFCORP and AHP contributions are statutorily required.

AHP. The FHLBs are required to contribute annually, in the aggregate, the greater of $100 million or 10% of their net earnings, before interest expense for Mandatorily redeemable capital stock that is classified as debt, and after the REFCORP assessments, to fund the AHP. Each FHLB’s required annual AHP contribution is limited to its annual net earnings. For the years ended December 31, 2008, 2007 and 2006, our expense was $21.8 million, $14.4 million, and $13.5 million, respectively.

REFCORP. With the Financial Services Modernization Act of 1999, Congress established for each FHLB a fixed payment of 20% of Net Income as the REFCORP payment beginning in 2000. The fixed percentage replaced a fixed-dollar annual aggregate payment of $300 million, which had previously been divided among the 12 FHLBs through a complex allocation formula. The law also called for an adjustment to be made to the total number of REFCORP payments due in future years so that, on a present value basis, the combined REFCORP payments of all 12 FHLBs are equal in amount to what had been required under the previous calculation method.

Through December 31, 2007, the FHLBs exceeded the $300 million annual annuity requirements for all years between 2000 and 2007, effectively accelerating payment of the REFCORP obligations and shortening their remaining term to October 15, 2013. The FHLBs made REFCORP cash payments totaling $576 million during the first three quarters of 2008, further shortening the remaining term. The net REFCORP assessment of the FHLBs was negative $82 million and cash payments were $35 million for the fourth quarter of 2008, while the net REFCORP assessments and cash payments were $209 million for the fourth quarter of 2007. The net REFCORP assessment of the FHLBs was $429 million and cash payments were $611 million for 2008, while the net REFCORP assessment and cash payments were $703 million for 2007. The cash payments are made based on preliminary GAAP net income amounts due to the timing requirement of the payment. Any FHLB with a net loss for a quarter is not required to pay the REFCORP assessment for that quarter. The $40 million by which the fourth quarter 2008 REFCORP payment fell short of the $75 million quarterly benchmark, along with the $182 million of credits due to FHLBs that overpaid their 2008 annual REFCORP assessment, reinstated the $49 million defeasance of the benchmark payment due on July 15, 2012, the defeasance of the entire benchmark payments due on October 15, 2012 and January 15, 2013, and the defeasance of $32 million of the benchmark payment due on April 15, 2013. Thus, as of December 31, 2008, the FHLBs must continue to make quarterly payments through April 15, 2013. This date assumes that the FHLBs will pay exactly $300 million annually after December 31, 2008 until the annuity is fully satisfied. This compares to the outside date of October 15, 2013, effective at December 31, 2007, based on REFCORP payments made through 2007.

Contributions to REFCORP will be discontinued once all obligations have been fulfilled. However, due to the interrelationships of all future earnings of the 12 FHLBs, we are not able to determine the total cumulative amount to be paid by our Bank to REFCORP.

The 20% fixed percentage REFCORP rate applied to earnings for the years ended December 31, 2008, 2007, and 2006, resulted in expenses of $46.1 million, $30.5 million and $29.5 million, respectively

Business Segments

We manage our business by grouping the income and expenses from our products and services within two business segments:

•

Traditional, which includes interest earned on Advances and investments, the borrowing costs related to those assets, the effects of premium and discount amortization and the impact of net interest settlements related to interest rate exchange agreements. It also includes the borrowing costs related to holding Deposit products for members and other miscellaneous borrowings as well as all other miscellaneous income and expense not associated with the MPP.

•

MPP, which is derived primarily from the difference, or spread, between the net yield on mortgage loans, including the direct effects of premium and discount amortization in accordance with SFAS 91, and the borrowing costs related to those loans.

The following tables set forth our financial performance by operating segment for the years ended December 31, 2008, 2007, and 2006 ($ amounts in thousands):

Traditional

	2008	2007	2006
Net interest income	$214,675	$166,544	$161,009
Other income (loss)	16,670	2,122	(197)
Other expenses	38,308	38,725	38,688

Income Before Assessments	193,037	129,941	122,124

AHP	16,949	11,344	10,303
REFCORP	35,217	23,720	22,364

Total assessments	52,166	35,064	32,667

Net Income	$140,871	$94,877	$89,457

Total assets	$48,079,878	$46,657,995	$36,848,234

The increase in Net Income for Traditional of $46.0 million for 2008, compared to 2007, was primarily due to:

•

an increase of $48.1 million in Net interest income resulting from higher spreads, primarily on Advances, partially offset by an increase in interest expense on mandatorily redeemable capital stock, that is classified as a liability; and

•

an increase in Other income (loss) of $14.5 million due to fair value adjustments made in accordance with SFAS 133 that resulted in an increase in the Net gains (losses) on derivatives and hedging activities.

This increase was partially offset by an increase in Total assessments of $17.1 million that is consistent with the higher Income Before Assessments.

The increase in Net Income for Traditional of $5.4 million for 2007, compared to 2006, was primarily due to:

•

an increase of $5.5 million in Net interest income resulting from higher spreads on short-term investments and Advances that were caused by trends in market interest rates, partially offset by an increase in Total interest expense due to a larger amount of Mandatorily redeemable capital stock, that is classified as a liability; and

•

an increase in Other income (loss) of $2.3 million due to fair value adjustments made in accordance with SFAS 133 that resulted in an increase in the Net gains (losses) on derivatives and hedging activities for 2007 compared to 2006 and an increase resulting from not having a Net loss on trading security because the trading security has been paid off.

This increase was partially offset by an increase in Total assessments of $2.4 million that is consistent with the higher Income Before Assessments.

MPP

	2008	2007	2006
Net interest income	$63,707	$40,358	$43,992
Other income (loss)	(1,943)	(435)	(1,392)
Other expense	2,394	2,877	3,955

Income Before Assessments	59,370	37,046	38,645

AHP	4,847	3,024	3,155
REFCORP	10,905	6,804	7,098

Total assessments	15,752	9,828	10,253

Net Income	$43,618	$27,218	$28,392

Total assets	$8,780,098	$9,396,757	$10,020,670

The increase in Net Income for MPP of $16.4 million for 2008, compared to 2007, was primarily due to an increase of $23.3 million in Net interest income that resulted from higher spreads on MPP loans and an increase of $5.9 million in Total assessments consistent with the higher Income Before Assessments. These increases were partially offset by a decrease in Other income (loss) due to fair value adjustments made in accordance with SFAS 133 that resulted in a decrease in the Net gains (losses) on derivatives and hedging activities.

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

Liquidity and Capital Resources

Liquidity

The FHLBs are required to maintain liquidity in accordance with certain Finance Agency regulations and with policies established by their respective managements and boards of directors. We maintain liquidity to satisfy member demand for short- and long-term funds, repay maturing COs, and meet other obligations. Also, members may look to us to provide standby liquidity to support their asset/liability management needs. Our objective is to meet our customers’ credit and liquidity needs without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs.

Our primary sources of liquidity are short-term investments and the issuance of new COs in the form of CO Bonds and Discount notes. See “Business — Funding Sources” herein for a detailed discussion of our COs and the joint and several liability of all of the FHLBs for these COs. COs enjoy favorable status as GSE-issued debt;

however, they are not obligations of the United States, and the United States does not guarantee them. COs are rated Aaa/P-1 by Moody’s and AAA/A-1+ by S&P, reflecting the likelihood of timely payment of principal and interest on the COs. See “Item 1. Business — Supervision and Regulation — Regulatory Enforcement Actions” and “Item 1A. Risk Factors — Our Credit Rating Could be Lowered” herein for a discussion of events that could have a negative impact on the rating of these COs. For emergency liquidity purposes, we have the legal authority to sell MPP assets or other long-term investments. However, routine sales of MPP assets would require regulatory approval.

Our GSE-issuer status and these ratings have historically provided excellent access to the capital markets for the FHLBs. In addition, under certain circumstances, the U.S. Treasury may acquire up to $4 billion of the FHLBs’ COs, which would offer additional liquidity to the FHLBs, if needed. On September 9, 2008, each of the twelve FHLBs entered into a Lending Agreement with the U.S. Treasury in connection with the Treasury’s establishment of a GSE Credit Facility (“GSECF”) as authorized by HERA. The GSECF is designed to serve as a contingent source of liquidity for the housing GSEs, including each of the FHLBs. This credit facility will be available until December 31, 2009. Any borrowings by one or more FHLBs under this facility are considered COs with the same joint and several liability as all other COs. The terms of any borrowings are agreed to at the time of issuance. Loans under the Lending Agreement are to be secured by collateral acceptable to the U. S. Treasury, which consists of Advances to members that have been collateralized according to regulatory standards and MBS issued by Fannie Mae or Freddie Mac. Each FHLB is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent for the U.S. Treasury, a list of eligible collateral, updated on a weekly basis. As of March 13, 2009, we provided a listing of $7.8 billion of Advances that may be pledged as collateral, which would provide for maximum borrowings of $7.7 billion. The amount of collateral available can be expanded or contracted at any time through the delivery of an updated listing of collateral. As of March 13, 2009, we have not drawn on this available source of liquidity and have no immediate plans to do so.

We maintain a contingency liquidity plan designed to enable us to meet our obligations and the liquidity needs of our members in the event of operational disruptions at the FHLBs or the Office of Finance, or short-term capital market disruptions. Our regulatory liquidity requirement is to maintain at least five days of liquidity without access to the capital markets. At December 31, 2008, we were in compliance with that regulation. In accordance with our contingency liquidity plan, we might be required to rely upon asset-based liquid reserves to meet our cash flow obligations. Member deposits and other short-term borrowings, such as federal funds purchased, securities sold under agreements to repurchase, and loans from other FHLBs provide sources of liquidity. On a daily basis, we model our cash commitments and expected cash flows to determine our liquidity position.

On March 6, 2009, the Finance Agency issued additional liquidity guidelines to address the stress and instability in domestic and international credit markets. See “Recent Accounting and Regulatory Developments — Guidelines for FHLBs’ Liquidity” herein for more information on these guidelines.

Our cash and short-term investment portfolio, including Federal funds sold and Interest-bearing deposits, totaled $8.1 billion at December 31, 2008, and $12.9 billion at December 31, 2007. The maturities of these short-term investments provide cash flows to support our ongoing liquidity needs.

Capital Resources

The following table presents minimum capital ratios, capital requirement amounts, and various leverage ratios as of December 31, 2008, and December 31, 2007:

Regulatory Capital Requirements

($ amounts in thousands)

	As of December 31,
	2008	2007
Minimum regulatory capital ratio requirement	4.00%	4.00%
Minimum regulatory capital requirement	$2,274,399	$2,242,190
Actual regulatory capital ratio(1)	4.75%	4.23%
Permanent capital(2)	$2,701,217	$2,368,443
Minimum regulatory leverage ratio	5.00%	5.00%
Minimum regulatory leverage capital requirement	$2,842,999	$2,802,738
Actual regulatory leverage ratio	7.13%	6.34%
Actual regulatory leverage capital	$4,051,826	$3,552,664

(1)	The regulatory capital ratio is calculated by dividing Permanent capital by Total assets.
(2)	Permanent capital is defined as Retained earnings, Class B Stock, and Mandatorily redeemable capital stock.

We are required by Finance Agency regulations to maintain sufficient permanent capital to meet our combined credit risk, market risk and operational risk components. The following table presents risk-based capital requirement amounts as of December 31, 2008, and December 31, 2007:

Risk-Based Requirements

($ amounts in thousands)

	As of December 31,
	2008	2007
Permanent capital
Capital stock(1)	$2,418,486	$2,166,332
Retained earnings	282,731	202,111

Total permanent capital	$2,701,217	$2,368,443

Risk-based capital requirement
Credit risk capital	$195,027	$184,137
Market risk capital	945,339	154,222
Operations risk capital	342,110	101,508

Total risk-based capital	$1,482,476	$439,867

(1)	Capital stock includes Mandatorily redeemable capital stock.

The increase in the Risk-based capital requirement was due to increases in Market risk capital and Operations risk capital. Market risk capital increased due to a decrease in our market value of equity as there is a regulatory requirement to hold market risk capital equal to the amount of our market value of equity that is below 85%. The Operations risk capital is calculated as 30% of the Credit risk capital and Market risk capital. See “Regulatory Developments — Regulatory Actions — Application for Waiver of Certain Risk-Based Capital Requirements” herein for more information.

Mandatorily Redeemable Capital Stock

At December 31, 2008, we had $539.1 million in capital stock subject to mandatory redemption from 22 former members, compared to $163.5 million in capital stock subject to mandatory redemption from 16 former members at December 31, 2007. The following table presents the changes in Mandatorily redeemable capital stock:

Mandatorily Redeemable Capital Stock

($ amounts in thousands)

Balance at December 31, 2007	$163,469
Capital stock reclassified to Mandatorily redeemable capital stock	379,682
Mandatorily redeemable capital stock reclassified to capital stock	(128)
Redemption of Mandatorily redeemable capital stock	(4,643)
Withdrawal — payment of accrued dividends on notification date	(183)
Accrued dividend classified as mandatorily redeemable	914

Balance at December 31, 2008	$539,111

In addition to the Mandatorily redeemable capital stock, we had $39.9 million of excess and other stock subject to a redemption request at December 31, 2008, and $56.2 million of excess and other stock subject to a redemption request at December 31, 2007. These stock redemption requests are not subject to reclassification from equity to liability, as the requesting member may revoke its request at any time, without penalty, throughout the five-year waiting period, and the amount ultimately redeemed, if any, is contingent on the member meeting various stock requirements on the redemption date. These requests are not considered substantive in nature, and, therefore, these amounts are not classified as a liability.

The following table shows the amount of all pending capital redemption requests received from members and non-members by year of redemption at December 31, 2008, and 2007 ($ amounts in thousands):

Pending Capital Redemption Requests

Contractual Year of Redemption	2008	2007
2008	$—	$4,643
2009	8,748	8,748
2010	3,883	3,883
2011	168,749	179,011
2012	17,172	23,422
2013	379,682	—

Total	$578,234	$219,707

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

Capital Distributions

We may, but are not required to, pay dividends on our stock. Our board has declared dividends in every quarter since the first quarter of 1986. Dividends may be paid in cash or Class B Stock out of known current and previously retained earnings, as authorized by our board, and subject to Finance Agency regulations. In December 2006, the Finance Agency issued a rule that prohibits an FHLB from issuing new excess stock if the amount of excess stock outstanding exceeds one percent of the Bank’s Total assets. Therefore, we are not currently permitted to pay dividends in the form of stock because our excess stock balance at December 31, 2008, of $748.4 million was equal to 1.3% of our Total assets.

Dividends on Class B Stock were paid at an annualized rate of 5.01% in 2008, and 4.62% in 2007. Future dividends will be determined based on income earned each quarter, our Retained Earnings Policy, and capital management considerations. Our dividend payout ratio was 53.63% at December 31, 2008, compared to 70.87% at December 31, 2007. The decrease in our dividend payout ratio for the year ended December 31, 2008, compared to the year ended December 31, 2007, reflects our board’s decision to increase our Retained earnings due to capital management considerations and the possibility that we may incur future losses, such as other-than-temporary charges on our MBS and ABS portfolios.

Off-Balance Sheet Arrangements

During the third quarter of 2008, each of the twelve FHLBs entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the GSECF designed to serve as a contingent source of liquidity for the housing GSEs, including the FHLBs. See “Liquidity and Capital Resources” herein for more information on the Lending Agreement. In addition, under certain circumstances, the U.S. Treasury may acquire up to $4.0 billion of the FHLBs’ COs, which would offer us additional liquidity, if needed.

Commitments that legally bind and unconditionally obligate us for additional Advances totaled approximately $12.0 million at December 31, 2008, and $10.9 million at December 31, 2007. Commitments generally are for periods up to 12 months.

A letter of credit is a financing arrangement between us and our member that is executed for a fee. If we are required to make payment on a draw by a letter of credit beneficiary, it is converted into a collateralized Advance to the member. Outstanding letters of credit were approximately $399.4 million at December 31, 2008, and $226.4 million at December 31, 2007. We also had an outstanding commitment that unconditionally obligates us for additional letters of credit that totaled $1.4 million at December 31, 2007. There were no outstanding commitments for additional letters of credit at December 31, 2008.

Commitments that unconditionally obligate us to fund/purchase mortgage loans totaled $76.2 million at December 31, 2008, and $40.2 million at December 31, 2007. Commitments are generally for periods not to exceed 91 days. In accordance with SFAS 149, Amendment of SFAS 133 on Derivative Instruments and Hedging Activities, such commitments entered into after June 30, 2003, are recorded as derivatives at their fair value.

Unused lines of credit to members totaled $166.7 million at December 31, 2008, and $158.2 million at December 31, 2007.

We only record a liability for COs on our Statement of Condition for the proceeds we receive from the issuance of those COs. In addition, each FHLB is jointly and severally liable for the payment of all COs of all of the FHLBs. Accordingly, should any FHLB be unable to repay its participation in the COs, each of the other FHLBs could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency. No FHLB has had to assume or pay the CO of another FHLB.

We considered the guidance under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including indirect guarantees of indebtedness of others (“FIN 45”), and determined it was not necessary to recognize the fair value of our joint and several liability for all of the COs. We consider the joint and several liability to be a related party guarantee that meets the scope exceptions in FIN 45. Accordingly, we did not recognize a liability for our joint and several obligations related to COs issued for the benefit of other FHLBs at December 31, 2008, and 2007. The par amounts of the FHLBs’ outstanding COs, including COs held by other FHLBs, were approximately $1,251.5 billion at December 31, 2008, and $1,189.7 billion at December 31, 2007.

The financial statements do not include a liability for statutorily mandated payments from the FHLBs to REFCORP for future years. No future liability is recorded because each FHLB must pay 20% of net earnings (after its AHP obligation) to REFCORP to support the payment of part of the interest on the bonds issued by REFCORP. The FHLBs are unable to estimate their future required payments because the payments are based on future earnings and are not estimable under SFAS 5, Accounting for Contingencies. Accordingly, the REFCORP payments are disclosed as a long-term statutory payment requirement.

Contractual Obligations

COs are the joint and several debt obligations of the 12 FHLBs and consist of CO Bonds and Discount notes. COs represent the primary source of liabilities used to fund Advances, MPP and investments. As noted under “Risk Management,” we use debt with a variety of maturities and option characteristics to manage our duration of equity. We make extensive use of interest rate swap transactions, executed in conjunction with specific CO debt issues, to synthetically reconfigure funding terms and costs.

The following table represents the payments due or expiration terms under the specified contractual obligation type. Long-term debt is based on contractual maturities, and does not include interest expense or Discount notes due to their short-term nature. Actual distribution could be influenced by factors affecting redemptions.

Contractual Obligations

Other Commitments and Contingencies

Payments Due or Expiration Terms by Period

As of December 31, 2008

($ amounts in thousands)

	< 1 year	1 to 3 years	3 to 5 years	> 5 years	Total
Contractual Obligations
Long-term debt	$9,025,800	$7,358,200	$4,668,300	$7,449,100	$28,501,400
Operating leases	85	16	—	—	101
Commitments to fund mortgage loans	76,173	—	—	—	76,173
Mandatorily redeemable capital stock	4,352	142,805	391,954	—	539,111

Subtotal — total contractual obligations	9,106,410	7,501,021	5,060,254	7,449,100	29,116,785

Other commitments and contingencies
Commitments for additional Advances	12,045	—	—	—	12,045
Standby letters of credit	100,227	116,334	105,930	76,885	399,376
CO bonds traded not settled	500,000	15,000	50,000	530,000	1,095,000
Unused lines of credit	166,685	—	—	—	166,685

Total commitments and contingencies	778,957	131,334	155,930	606,885	1,673,106

Total	$9,885,367	$7,632,355	$5,216,184	$8,055,985	$30,789,891

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

We have identified five accounting policies that we believe are critical because they require management to make subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

Accounting for Derivatives and Hedging Activities (SFAS 133)

In accordance with SFAS 133, derivative instruments are included in the Statement of Condition at fair value. Any change in the fair value of a derivative is either reflected in current period earnings and included in Net gains (losses) on derivatives and hedging activities, a component of Other income in the Statement of Income or as a component of Accumulated other comprehensive income in the Statement of Capital, regardless of how fair value changes in the assets or liabilities being hedged may be treated. The accounting framework imposed by SFAS 133 introduces the potential for considerable income volatility. Specifically, a mismatch can exist between the timing of income and expense recognition from assets or liabilities and income effects of derivative instruments positioned to mitigate market risk associated with those assets or liabilities. Therefore, during periods of significant changes in interest rates and due to other market factors, we may experience greater volatility.

Generally, we strive to use derivatives that effectively hedge specific assets or liabilities and qualify for fair value hedge accounting. Fair value hedge accounting allows for offsetting changes in fair value attributable to the hedged risk in the hedged item to also be recorded in the current period through either of two generally acceptable accounting methods:

•

Short-cut method. Certain highly effective hedges that use interest rate swaps as the hedging instrument and that meet certain criteria can qualify for “short-cut” fair value hedge accounting. Short-cut accounting allows for the assumption of no ineffectiveness, which means the fair value change in the hedged item can be assumed to be equal to the fair value change in the derivative, thus resulting in no net impact in either the Statement of Condition or the Statement of Income. Interest rate swaps hedging fixed-rate bullet Advances and certain available-for-sale investments typically qualify for short-cut accounting, and therefore, this method is utilized. Interest rate swaps hedging CO Bonds typically do not qualify for short-cut accounting. We currently have no interest rate swaps hedging CO Bonds using this method and, beginning in the second quarter of 2008, stopped electing to use the short-cut method for all new hedging relationships, even those that qualify for short-cut treatment.

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

In accordance with Finance Agency regulations and policies, we have executed all derivatives to reduce market risk exposure, not for speculation or solely for earnings enhancement. All outstanding derivatives hedge specific assets, liabilities, or mandatory delivery contracts under MPP, or are stand-alone derivatives used for asset/liability management purposes.

As noted below under the “Fair Value Estimates” portion of Critical Accounting Policies and Estimates, all derivatives are presented in the Statement of Condition at fair value based on estimates of the market price as of the financial statement date.

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

Accounting for Premiums and Discounts and Other Costs Associated with Originating or Acquiring Mortgage Loans, MBS, and ABS (SFAS 91)

When we purchase mortgage loans under our MPP or purchase MBS or ABS, we may not pay the seller the exact amount of the unpaid principal balance. If we pay more than the unpaid principal balance and purchase the mortgage assets at a premium, the premium reduces the yield we recognize on the assets below the coupon amount. Conversely, if we pay less than the unpaid principal balance and purchase the mortgage assets at a discount, the discount increases the yield above the coupon amount. Similarly, gains and losses associated with terminated fair value hedges are included in the basis of the mortgage loan and amortized accordingly. Losses are accreted along with discounts, while gains are amortized along with premiums to increase or decrease the coupon yield on the mortgage loan.

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

In accordance with SFAS 91, we defer and amortize/accrete premiums/discounts and gains/losses into Interest income over the estimated life of the assets using the level-yield method. To arrive at this recognition:

•

Individual mortgages are purchased with a premium or discount under MPP according to the executed mandatory delivery contract. These individual mortgage instruments are then aggregated into multiple portfolios, called pools, according to common characteristics such as coupon interest rate, final original maturity (typically 15 years and 30 years), calendar quarter and year purchased, and the type of mortgage (i.e., conventional or FHA); gains/losses associated with terminated fair value hedges are aggregated similarly to the MPP mortgages;

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

To illustrate the considerable income volatility that could result in the use of different prepayment rates, the following table has been prepared. This table shows the impact to income for the year ended December 31, 2008, for both MPP and MBS/ABS assuming a 25% and 50% increase in prepayment speeds and a 25% and 50% decrease in prepayment speeds.

MPP and MBS/ABS — Sensitivity of Income Volatility

As of December 31, 2008

($ amounts in thousands)

	25% increase	50% increase	25% decrease	50% decrease
MPP	$(2,840)	$(4,975)	$3,821	$8,989
MBS/ABS	2,241	3,998	(3,386)	(8,490)

Provision for Credit Losses (SFAS 114, Accounting by Creditors for Impairment of a Loan)

Advances. Based on the collateral held as security for Advances, management’s credit analyses, and prior repayment history, no allowance for losses on Advances is deemed necessary by management. We are required by Finance Agency regulation to obtain sufficient collateral on Advances to protect against losses and to accept only certain collateral on Advances, such as residential mortgage loans, United States government or government agency securities, ORERC, and deposits.

At December 31, 2008, and 2007, we had rights to collateral, either loans or securities, on a member-by-member basis, with an estimated fair value in excess of outstanding Advances. Management believes that policies and procedures are in place to effectively manage our credit risk.

Mortgage Loans Acquired under MPP. We acquire both FHA and conventional fixed-rate mortgage loans under MPP. FHA loans are government-guaranteed and, consequently, we have determined that no allowance for losses is necessary for such loans. Conventional loans, in addition to having the related real estate as collateral, are also credit-enhanced by primary mortgage insurance (if applicable), the member’s LRA, and SMI prior to our having a credit loss. As a result of the homeowner’s equity, primary mortgage insurance (if applicable), member’s LRA, and the SMI, any potential loss to us generally would not occur unless the overall loss exceeded at least 50% of the home’s original value.

Our loan loss reserve policy is based on management’s estimate of probable credit losses inherent in the mortgage loan portfolio as of the balance sheet date. We have developed a systematic approach for reviewing the adequacy of the allowance for credit losses. A review using this methodology is performed on a quarterly basis and includes:

•

considering all conventional loans purchased under the MPP. We segregate the loans purchased into “pools” for review and analysis. Each pool is comprised of groups of loans consisting of smaller-balance homogeneous loans that are evaluated collectively for impairment;

•	evaluating the overall loan portfolio based on the current performance of the underlying mortgage loan pool including the use of vintage analysis to track delinquencies;

•	monitoring mortgage loan delinquencies from origination through the various stages of the pool’s life cycle;

•	a review of historical loss rates for each pool over a designated time period, adjusted for changes in economic conditions and internal trends;

•	applying the general loss percentage to the outstanding mortgage loan portfolio to determine if a reserve is required to cover expected future losses;

•	determining the value of any insurance programs or policies or other credit enhancement replacements on any properties included in each pool; and

•

reviewing the necessary reserve for loans deemed to pose a risk of loss after taking into consideration the estimated liquidation value of the real estate collateral held and the amount of the other credit enhancements, including the LRA and SMI.

If we had losses in excess of the estimated liquidation value of collateral held, LRA, and SMI, these would be recognized as credit losses for financial reporting purposes.

During 2008, we had losses of $100,000 on the MPP portfolio, which were partially offset by $32,000 of gains. While it is possible that we could experience minor losses in the future, the allowance for credit losses on mortgage loans acquired under MPP was $0 as of December 31, 2008, and 2007. We have performed our loan loss reserve analysis under multiple scenarios whereby we changed various assumptions and have concluded that a worsening of those assumptions would not change our conclusion that an allowance for credit losses is not necessary at December 31, 2008.

Fair Value Estimates

We carry certain assets and liabilities on the Statement of Condition at fair value, including investments classified as available-for-sale, rabbi trust assets, and all derivatives. On January 1, 2008, we adopted SFAS 157 which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and requires additional disclosures for instruments carried at fair value on the Statement of Condition. SFAS 157 defines “fair value” as an exit price, or the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date.

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

We categorize our financial instruments carried at fair value into a three-level classification in accordance with SFAS 157. The valuation hierarchy is based upon the transparency (observable or unobservable) of inputs to the valuation of an asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Bank’s market assumptions. We utilize valuation techniques that, to the extent possible, use observable inputs in our valuation models. Described below are our fair value measurement methodologies and level classification for assets and liabilities carried at fair value on the Statement of Condition:

•

Available-for-sale securities — The estimated fair values are based on executable prices for identical assets. The fair values of our assets fall within the Level 2 hierarchy as we consider the assets to trade in markets where there is not enough volume or depth to be considered active.

•

Rabbi trust assets — The estimated fair value of our rabbi trust assets (included in Other assets) fall within the Level 1 hierarchy and are based on quoted market prices for identical assets in an active market.

•

Derivative assets and derivative liabilities — The estimated fair values of our derivative assets and liabilities fall within the Level 2 hierarchy and are based on widely accepted valuation models which utilize market observable valuation inputs such as the U.S. dollar swap curve and U.S. dollar swaption values with the valuation inputs and techniques remaining consistent with those used in previous periods. We use the mid-point in the bid/ask range as a practical expedient. Additionally, derivative market values are corroborated through quotes provided by the derivative counterparties and significant differences are investigated.

These assumptions may have a significant effect on the reported fair values of assets and liabilities, including derivatives, and the income and expense related thereto. The use of different assumptions, as well as changes in market conditions, could result in materially different net income and retained earnings.

Other-Than-Temporary Impairment Analysis

The broad-based deterioration of credit performance of residential mortgage loans and the accompanying decline in residential real estate values in many parts of the nation increase the level of credit risk to which we are exposed in our investments in mortgage-related securities. Our investments in MBS and ABS are directly or indirectly supported by underlying mortgage loans. Due to the decline in values of residential real estate, we closely monitor the performance of our securities to evaluate exposure to the risk of loss on these investments and determine if a loss is other-than-temporary.

We have increased exposure to the risk of loss on our investments in MBS when the loans backing the MBS exhibit high rates of delinquency and foreclosure, as well as losses on the sale of foreclosed properties. As part of our analysis of other-than-temporary impairment of residential mortgage-backed securities (“RMBS”) issued by entities other than GSEs (non-agency RMBS), we utilize a model to project the lifetime cash flows that would be passed through to our MBS investments. This model uses defined scenarios regarding borrower default rates expected over the life of the underlying loan pool, expected average percentages of the remaining unpaid principal recovered on foreclosed loans, and expected average prepayment speeds pertaining to the underlying pool of loans. Another key estimate in the cash flow model is the rate and timing of home price appreciation/depreciation. Our analysis is performed on those securities that we consider to be at the highest risk for other-than-temporary impairment based on selected screens. For each of the selected securities, we perform cash flow analysis to determine whether there are any expected shortfalls in the principal or interest that is contractually due to us. In addition to the cash flow analysis, we also perform a sensitivity cash flow analysis for each of the selected investments. At December 31, 2008, under the cash flow analysis and sensitivity cash flow analysis, no losses are expected. However, to the extent that the market environment is worse than the assumptions in our sensitivity analysis, shortfalls in principal or interest could occur, which could result in a determination that an investment is other-than-temporarily impaired.

As a result of these evaluations and our positive intent and ability to hold such securities through the recovery of the unrealized losses, we do not believe that it is probable that we will not be able to collect all amounts when due according to the contractual terms of the individual securities and do not consider our investments to be other-than-temporarily impaired at December 31, 2008.

Recent Accounting and Regulatory Developments

Accounting Developments

See Notes 1 and 2 of the Financial Statements contained in Item 15 for a description of how recent accounting developments may impact our results of operations or financial condition.

Regulatory Developments

Changes in GSE Regulation and Programs

Legislative Actions

HERA was enacted on July 30, 2008. HERA is designed to, among other things, address the current housing finance crisis, expand the Federal Housing Administration’s financing authority and address GSE reform issues. We continue to review the impact and effect of HERA on our business and operations. Highlights of significant provisions of HERA that directly affect us include the following:

•

Creates a new federal agency, the Finance Agency, that has become the new regulator of the FHLBs, Fannie Mae and Freddie Mac effective on the date of enactment of HERA. Our former regulator, the Finance Board, will be abolished one year after the date of enactment of HERA. Finance Board regulations, policies, and directives have been transferred to the new Finance Agency and the Finance Board has substantially wound up its affairs. We will be responsible for our share of the operating expenses for both the Finance Agency and the Finance Board.

•	Authorizes the U.S. Treasury to purchase obligations issued by the FHLBs, in any amount deemed appropriate by the U.S. Treasury. This temporary authorization, which expires December 31, 2009, is in addition to the U.S. Treasury’s authority to acquire up to $4.0 billion of the FHLBs’ COs under certain circumstances. There have been no borrowings outstanding under this authority since 1977. We have no immediate plans to utilize the Treasury lines.

•

Provides that the Director will be responsible for setting risk-based capital standards for the FHLBs and other capital standards and reserve requirements for FHLB activities and products. The Director shall, under the law, have three deputies, one responsible for safety and soundness oversight for Fannie Mae and Freddie Mac, one responsible for safety and soundness oversight of the FHLBs, and one responsible for the oversight of the housing mission and goals of Fannie Mae and Freddie Mac, as well as the housing finance and community and economic development mission of the FHLBs.

•	Provides the Director with broad conservatorship and receivership authority over the FHLBs.

•

Requires that two-fifths of each FHLB’s board of directors be non-member “independent” directors, (nominated by each FHLB’s board of directors in consultation with its advisory council). Two of the “independent” directors must have experience in consumer or community interests and the remaining directors must have demonstrated financial experience. The statutory “grandfathering” rules for the number of elective director seats for the states included in an FHLB’s region remain, unless that FHLB merges with another FHLB.

•

Removes the maximum statutory annual limit on board of directors’ compensation. Director fees will be established by each FHLB’s board based on market survey data commensurate with the directorship position and responsibilities, subject to regulatory oversight.

•

Allows the Director to prohibit executive compensation that is not reasonable and comparable with compensation in similar businesses. If a Bank is undercapitalized, the Director may also restrict executive compensation. Until December 31, 2009, the Director has additional authority to approve, disapprove or modify executive compensation.

•	Requires the Director to issue regulations to facilitate the sharing of information among the FHLBs to, among other things, assess their joint and several liability obligations.

•	Provides the FHLBs with expressed statutory exemptions from complying with certain provisions of the federal securities laws, consistent with our no-action letter issued by the SEC.

•

Allows FHLBs to voluntarily merge with the approval of the Director, their respective boards of director and their respective members, and requires the Director to issue regulations regarding the conditions and procedures for voluntary mergers, including procedures for FHLB approval.

•	Allows the Director to liquidate or reorganize an FHLB upon notice and hearing.

•	Allows FHLB districts to be reduced to fewer than eight districts as a result of a voluntary merger or as a result of the Director’s action to liquidate an FHLB.

•	Provides FHLB membership eligibility for “Community Development Financial Institutions.”

•	Redefines “Community Financial Institutions” as those institutions that have assets not exceeding $1.0 billion and adds “community development activities” as eligible collateral.

•	Provides that each FHLB shall establish an office for minority and women inclusion in employment and business activities.

•	Provides that the FHLBs are subject to prompt corrective action enforcement provisions similar to those currently applicable to national banks and federal savings associations.

•

Subject to Director regulation, increases the secondary market conforming loan limits for home mortgages eligible for purchase under the MPP and authorizes the Director to establish low- and very low-income housing goals for the program.

•	Authorizes an FHLB, on behalf of one or more members, to issue letters of credit to support tax-exempt bond issuances.

•

Authorizes an FHLB, under its AHP, to provide grants for the refinancing of home loans for families having an income at or below 80% of the applicable area median income. This authority expires two years after enactment of HERA.

•

Requires the Director, until December 31, 2009, to consult with the Chairman of the Federal Reserve Board on risks posed by Fannie Mae, Freddie Mac and the FHLBs to the financial system before taking certain regulatory actions such as the issuance of regulations regarding capital or portfolio.

On October 3, 2008, the U.S. Congress enacted EESA in an effort to restore liquidity and stability to the U.S. financial system. The fundamental component of EESA is TARP. The new law gives broad authority to the Secretary of the Treasury to purchase troubled assets of U.S. financial institutions. On October 14, 2008, the Secretary of the Treasury announced that TARP would also be used to acquire equity positions in U.S. financial institutions. We have not received, and are not eligible to receive, TARP funds. The Federal Reserve has, outside of our control, made open market purchases of FHLB System debt. At this time, we are unable to predict the impact of the EESA, TARP, or the programs implemented thereunder, on our future operating results.

The anticipated impacts of HERA, EESA and new regulations, directives and initiatives resulting from their enactment are discussed, where appropriate, in “Regulatory Actions” below and throughout this Annual Report on Form 10-K.

Proposed Amendments to Bankruptcy Code (Helping Families Save Their Homes in Bankruptcy Act of 2009 (H.R. 200)). This proposed amendment to the bankruptcy code (related bills H.R. 225, S. 61) passed the House Judiciary Committee on January 27, 2009. The provision, if enacted, will allow a bankruptcy court in a Chapter 13 consumer bankruptcy to modify residential mortgage loans by reducing the balance (“cram-down”) of a mortgage securing a principal residence to the current value of the debt, reducing the interest rate, or by extending the repayment period. Utilization of the cram-down provision, if signed into law in its current form, may increase our credit losses on MBS, since bankruptcy losses may be shared equally among or have different loss priorities depending on how each investment allocates the bankruptcy cram-down losses to the various prime and subordinate investor classes. Application of the cram-down provision may also make the determination that MBS are other-than-temporarily impaired more likely, thereby increasing the mark-to-market accounting losses flowing through the income statement. Collateral valuations supporting advances may also be reduced. Since final passage and the scope of the law’s application are undetermined, it is impossible to predict the actual effects of this proposed legislation on our collateral valuations and MBS.

Regulatory Actions

Authority for Additional Purchases of MBS. On March 24, 2008, the Finance Agency passed a resolution to temporarily grant the FHLBs the ability to purchase additional MBS not to exceed 600% of Total regulatory capital in order to increase liquidity in the MBS markets. Investments under this authority are limited to Fannie Mae and Freddie Mac MBS, and this authority will expire on March 31, 2010. Each FHLB must have its board’s approval, provide notice to the Finance Agency of its intention to participate, and meet certain reporting and recordkeeping requirements of the Finance Agency in order to invest up to the increased limit. As of March 13, 2009, we have not utilized this temporary authority. We do not know if we will participate or on what terms our board may authorize any increased investment in MBS under this temporary authority.

Guidance Concerning Nontraditional and Subprime Residential Mortgage Loans. On July 1, 2008, the Finance Agency issued Advisory Bulletin 2008-AB-02 (the “Advisory Bulletin”) on the application of guidance on nontraditional and subprime residential mortgage loans to specific FHLB assets. The Advisory Bulletin was effective upon issuance and supplements Advisory Bulletin 2007-AB-01 by providing written guidance regarding mortgages purchased under the acquired member assets programs, investments in private-label MBS and collateral securing Advances. The Advisory Bulletin states that mortgage loan commitments and/or underlying mortgages related to private-label MBS and/or collateral securing Advances entered into by the FHLBs must comply with all aspects of the Interagency Guidance on Nontraditional Mortgage Product Risks and Statement on Subprime Mortgage Lending published by the Federal banking regulatory agencies. We have updated our “Subprime and Nontraditional Residential Mortgage Policy” to comply with the Advisory Bulletin.

Executive Compensation. Section 1113 of HERA gives the Director authority to prevent the FHLBs from paying compensation to their executive officers that is not reasonable and comparable with compensation for employment in other similar businesses (including other publicly held financial institutions or major financial services companies) involving similar duties and responsibilities. Pursuant to this authority, on October 1, 2008, the Finance Agency directed the FHLBs to begin providing information to the Finance Agency concerning all compensation actions relating to each respective FHLB’s five most highly compensated officers. This information is to be provided to the Finance Agency at least four weeks in advance of any planned board decision with respect to those compensation actions, along with supporting materials, including studies of comparable compensation. We have been providing information to the Finance Agency as required by its October 1 directive. Section 1117 of HERA also provides general statutory authority through December 31, 2009, for the Director to approve, disapprove or modify compensation of FHLB executive officers.

Golden Parachute Payments. On September 16, 2008, the Finance Agency published in the Federal Register an interim final rule setting forth factors to be taken into account by the Director when determining whether to prohibit or limit golden parachute and indemnification payments to “entity-affiliated parties” (which include directors, officers and employees, among others) of Fannie Mae, Freddie Mac and the FHLBs. Subsequent correcting amendments make this rule applicable only to golden parachute payments. With limited changes, the rule was made final as of January 29, 2009. Under the rule, golden parachute payments may be limited or prohibited if they are contingent upon the insolvency of the regulated entity (i.e., Fannie Mae, Freddie Mac, and the FHLBs), and are received on or after the date on which the entity became insolvent, a conservator or receiver is appointed, or the Director determines that the entity is in a “troubled condition” as defined in the rule. “Troubled condition” means that a regulated entity is subject to a cease-and-desist order (or other written Finance Agency directive) or is in a troubled condition as determined in writing by the Director. Generally, in determining whether to limit or prohibit golden parachute payments, the Director will consider factors that reflect on the entity-affiliated party’s culpability with respect to the entity’s financial condition. Under the final rule, benefits provided under qualified and nonqualified deferred compensation plans are excluded from the term “golden parachute payment.” We have not yet determined the effect of this rule on employee recruitment and retention or on director service.

Indemnification Payments. On November 14, 2008, the Federal Register published a Finance Agency proposed amendment (dated November 5, 2008) to the Golden Parachute Payments interim final rule, promulgated pursuant to Section 1114 of HERA, concerning prohibited and permissible indemnification payments in connection with administrative proceedings brought by the Finance Agency against any entity-affiliated party of Fannie Mae, Freddie Mac or the FHLBs. The proposed amendment describes prohibited and permissible indemnification payments that a regulated entity may make to an entity-affiliated party in the context of such administrative proceedings. The provisions of the proposed amendment addressing indemnification payments are substantially similar to the regulation that limits indemnification by insured depository institutions to institution-affiliated parties. The proposed amendment would apply to indemnity agreements entered into by Fannie Mae, Freddie Mac or an FHLB with an entity-affiliated party on or after the effective date of the rule. On December 29, 2008, we joined with the FHLBs of Boston, New York and Des Moines in providing comments on certain aspects of the proposed rule. We have not yet determined the effect of this proposed regulation on employee recruitment and retention or on director service.

Director Elections. HERA significantly restructures the manner in which the FHLBs’ directors are elected. HERA divides the directorships of FHLBs into two categories, member directorships and independent directorships. Both types of directorships are filled by a vote of the members. Elections for member directors are held on a state-by-state basis. Independent directors are elected at large by all the members in the FHLB district without regard to state. Member directors must always make up a majority of the board seats, and the independent directorships must comprise at least 40% of the entire board. The term of office of directors elected after July 30, 2008, is four years, unless otherwise directed by the Finance Agency in order to achieve an appropriate staggering of terms.

Under HERA, there are two types of independent directors: public interest directors and other independent directors. We are required to have at least two public interest directors. The nominee’s eligibility will be verified via Finance Agency prescribed application and eligibility certification forms before their names are placed on the ballots. Public interest directors must have more than four years’ experience in representing consumer or community interests in banking services, credit needs, housing, or consumer financial protections. Other independent directors must have demonstrated knowledge or experience in auditing or accounting, derivatives, financial management, organizational management, project development or risk management practices, or other expertise established by Finance Agency regulations.

HERA prohibits an independent director from serving as an officer of any FHLB and from serving as a director, officer, or employee of any member of the FHLB on whose board the director sits, or of any recipient of any Advances from that FHLB. The Finance Agency will impose HERA’s requirements on newly chosen independent directors, but will deem existing public interest directors who qualified and were designated under previous Bank Act provisions to be public interest directors for the remainder of their existing terms.

Pursuant to a Finance Agency Order issued September 24, 2008, we are required to have 19 seats on our board of directors for 2009. The 19 seats are comprised of five Indiana member directors, six Michigan member directors, and eight independent directors. The Finance Agency directed us to elect two Indiana member directors to four-year terms in the 2008 election. The Finance Agency also directed that we elect one Michigan member director to a two-year term in the 2008 election. During the fourth quarter, we completed the election process for both the Michigan and Indiana member directors.

The Finance Agency also designated four independent director seats for our district to be filled in the 2008 election. On January 9, 2009, we re-certified the results of our election of independent directors pursuant to the Finance Agency’s Order. Accordingly, the new independent directors’ terms commenced in January 2009, as did the terms of the Indiana and Michigan member directors elected in 2008. See Items 4 and 10 of this Annual Report on Form 10-K for additional information concerning the election of our directors.

FDIC Insurance Fund and Premiums. On October 16 and 17, 2008, the FDIC published in the Federal Register a five-year plan for recapitalizing the Deposit Insurance Fund and a proposal to increase deposit insurance premiums. The goal of the plan is to restore the Deposit Insurance Fund’s reserve ratio to its required minimum of 1.15%. Effective the first quarter of 2009, deposit insurance premiums will be increased for all four risk categories by seven basis points. A revised premium schedule that includes new risk factors will be instituted for subsequent quarters. New risk factors that can affect premiums include: a bank’s excessive use of brokered deposits tied to rapid growth; a bank’s excessive use of secured liabilities, including FHLB Advances, loans from Federal Reserve Banks, and secured Federal funds and repurchase agreements; the amount of outstanding long-term unsecured debt issued by an institution; and, for smaller institutions, levels of Tier 1 capital. On November 26, 2008, we filed a comment with the FDIC stating that its new premium rules should not unfairly disadvantage FHLBs’ collateralized lending. Any increase to our members’ deposit insurance assessments correlated to their use of Advances could increase the relative cost of Advances compared to member liabilities that are not secured.

FDIC Temporary Liquidity Guarantee Program. On November 21, 2008, the FDIC adopted a final rule (published in the Federal Register on November 26, 2008) implementing its TLGP, which is designed to avoid or mitigate adverse effects on economic conditions or financial stability. TLGP has two primary components: the Debt Guarantee Program, by which the FDIC will guarantee payment of certain newly-issued senior unsecured debt; and the Transaction Account Guarantee Program, by which the FDIC will guarantee certain noninterest-bearing transaction accounts. The Debt Guarantee Program applies to certain senior unsecured debt with a stated

maturity of more than 30 days, issued between October 13, 2008, and June 30, 2009, by participating financial institutions or their holding companies, subject to certain additional terms and limitations. The guarantee provided under this program expires on the earlier of the maturity of the debt or June 30, 2012. This program’s guarantee is backed by the full faith and credit of the United States. Participation for eligible institutions is voluntary; institutions were permitted to opt out of the program on or before December 5, 2008. At December 31, 2008, we had $0.3 billion in short-term investments subject to the Debt Guarantee Program. Although we are considering the option of accepting collateral on Advances subject to this program, we did not hold any such collateral as of March 13, 2009.

AHP. Under HERA, the FHLBs are authorized, until July 30, 2010, to use AHP homeownership set-aside funds to refinance certain homeowners’ first mortgage loans on their primary residences. On October 17, 2008, the Finance Agency published an Interim Final Rule in the Federal Register containing provisions which allow each FHLB, in its discretion, to establish a temporary program to use AHP set-aside funds to provide direct subsidies by our members to low- or moderate-income households that qualify for refinancing assistance under the “HOPE for Homeowners Program.” The HOPE for Homeowners program was established by HERA to help certain homeowners refinance into more affordable, sustainable loans, and is thus designed to keep borrowers in their homes. Under the HOPE for Homeowners Program and the Finance Agency’s Interim Final Rule, lenders that are approved by the FHA may refinance loans that will qualify for FHA insurance coverage if the amount of the loan is reduced to no more than 90% of the currently appraised value of the owner-occupied property. Comments on the Finance Agency’s Interim Final Rule were due no later than December 16, 2008. We have not yet determined the manner in which we will utilize this new program as part of our existing AHP.

Federal Reserve Program to Purchase Senior Debt and MBS Issued by Housing GSEs. As an additional measure to further support the functioning of financial markets, on September 19, 2008, the Federal Reserve announced that it will begin purchasing short-term debt obligations issued by Fannie Mae, Freddie Mac and the FHLBs in the secondary market. Similar to secondary market purchases of U.S. Treasury securities, purchases of Fannie Mae, Freddie Mac and FHLB debt will be conducted with the Federal Reserve’s primary dealers through a series of competitive auctions. On November 25, 2008, the Federal Reserve announced it will initiate a program to purchase the direct obligations of housing-related GSEs — Fannie Mae, Freddie Mac, and the FHLBs — and MBS backed by Fannie Mae, Freddie Mac, and Ginnie Mae. This action is being taken to reduce the cost and increase the availability of credit for the purchase of houses, which in turn should support housing markets and foster improved conditions in financial markets more generally. Purchases of up to $100 billion in GSE direct obligations under the program will be conducted with the Federal Reserve’s primary dealers through a series of competitive auctions and will began in December. Purchases of up to $500 billion in MBS will be conducted by asset managers selected via a competitive process with a goal of beginning these purchases during 2008. Purchases of both direct obligations and MBS are expected to take place over several quarters.

FHLB Capital Requirements Rules. On January 27, 2009, the Finance Agency issued an interim final rule (published in the Federal Register on January 30, 2009) relating to its “prompt corrective action” authority over the FHLBs, as well as the FHLBs’ capital classifications, critical capital levels, and Retained earnings levels. Sections 1141 and 1142 of HERA authorize the Director of the Finance Agency to establish by regulation the critical capital level for the FHLBs and require the Director to establish criteria for each of four capital classifications: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The Finance Agency is requesting comment on all aspects of the rule, as well as comment on whether to include a fifth capital classification of “well-capitalized.”

Finance Agency Directive on Loan Modifications. On November 24, 2008, the Finance Agency urged loan servicers to support the standards set forth by Fannie Mae and Freddie Mac’s new streamlined modification program (“SMP”) for all mortgages, including mortgages backing private-label mortgage securities (“PLS”). This program is aimed at identifying seriously delinquent homeowners and assisting them to avoid preventable foreclosure through reasonable loan modifications. It is a joint effort of the Finance Agency, Fannie Mae and Freddie Mac, the U.S. Treasury, the Federal Housing Administration, and HOPE NOW and its servicer partners.

Fannie Mae, Freddie Mac and the FHLBs hold approximately $250 billion in private-label securities. SMP allows consistency in the treatment of a servicer’s portfolio loans and those serviced under PLS pooling and servicing agreements.

Application for Waiver of Certain Risk-Based Capital Requirements. On December 30, 2008, eleven of the twelve FHLBs, including our Bank, applied to the Finance Agency for regulatory relief, seeking: (i) a waiver to permit the calculation of risk-based capital based solely on the market value of an FHLB’s portfolio at risk and exclude the requirement that an FHLB include a surcharge equal to 30% of the amount by which an FHLB’s market value of capital stock falls below 85% of book value of total capital; and/or (ii) an approval to reduce the operations risk RBC requirement to 10% of the sum of the credit risk RBC requirement and the market risk RBC requirement; and/or (iii) an approval to use an internal cash flow model to calculate an FHLB’s market risk RBC requirement on floating rate, private label MBS. As of March 13, 2009, the Finance Agency had not provided written guidance on our request.

Guidelines for FHLBs’ Liquidity. On September 15, 2008, as a result of stress and instability in domestic and international credit markets, the FHLBs began providing daily liquidity reports to the Finance Agency. To ensure that the FHLBs maintained sufficient liquidity, the Finance Agency initially established that each FHLB should maintain at least 15 calendar days of positive cash balances, assuming no access to the market for FHLB System COs. On March 6, 2009, the Finance Agency issued revised daily liquidity guidelines. The positive cash balances under the revised standards are impacted by the treatment of maturing advances. Within specified ranges, the Director may increase or lower the daily liquidity target as circumstances dictate for a specific FHLB or the FHLB System as a whole. Pursuant to the Finance Agency’s March 6, 2009, guidance, the FHLBs are required to submit weekly reports to the Finance Agency’s Division of FHLBank Regulation, demonstrating the FHLBs’ daily compliance with the liquidity guidelines.

Risk Management

The U.S. residential mortgage market weakened substantially during the second half of 2007, and continued to deteriorate throughout 2008. The various factors that have caused this broad credit market deterioration in the housing and mortgage markets have worsened. During late 2007, and continuing through 2008, risk aversion escalated in the marketplace as mortgage-related securities, particularly those backed by subprime or Alt-A mortgage loans, have been subject to numerous NRSRO downgrades. Concern over the impact of subprime loans caused the subprime-related credit markets to deteriorate considerably, and this deterioration has spread to the broader credit markets. In particular, the market for mortgage-related securities has been characterized by high levels of volatility and uncertainty, reduced demand and liquidity, and significantly wider credit spreads. The Federal Reserve attempted to prevent a serious and extended economic downturn resulting from these mortgage market difficulties by taking significant interest rate reduction and liquidity actions. See “Financial Trends in the Capital Markets” and “Regulatory Developments” herein for information on actions taken by the Federal government to ease the crisis in the credit markets.

We are heavily dependent on the residential mortgage market through the collateral securing Advances and holdings of mortgage-related assets. We have outstanding credit exposures related to the MPP, investments in agency debentures and private-label and agency MBS, Federal funds sold and derivatives which may be impacted by the mortgage market deterioration.

We have the potential for exposure to a number of risks in pursuing our business objectives. One primary risk, market risk, is discussed in detail below under “Quantitative and Qualitative Disclosures about Market Risk.” Other critical risks may be broadly classified as credit, liquidity, operational, and business. Our credit risk management practices are discussed in the following section and a detailed discussion of the policies and practices that have been established to manage these risk positions can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

Active risk management is an integral part of our operations. Our goal is not to eliminate risk, which is an inherent part of our business activities, but to manage risk by setting appropriate limits and developing internal processes to ensure an appropriate risk profile. The Finance Agency establishes certain risk-related compliance requirements. In addition, our board of directors establishes compliance requirements that allow us to operate within an agreed-upon risk profile. This is specified through our RMP, which serves as the key policy to address our exposures to market, credit, liquidity, business, and operational risks.

Effective risk management programs include not only conformance to specific risk management practices through RMP requirements but also strong board involvement. Our board has established a finance committee that provides focus and direction for our risk management process. Further, pursuant to the RMP, we have established the following internal management committees to focus on risk management:

•	Financial Policy Committee — consists of senior managers who routinely review and evaluate our risk positions.

•	Market Risk Committee — meets monthly to review detailed analytical market risk reports and compliance information and develop appropriate funding and hedging strategies related to risk taking.

•	Credit Risk Committee — develops policies and guidelines regarding the management of our exposure to credit risk within our various portfolios.

We have a formal process for the review and evaluation of Bank-wide risk and risk-related issues. Our risk assessment process is designed to identify and evaluate all material risks, including both quantitative and qualitative aspects, which could adversely affect our financial performance objectives and compliance requirements. Business unit managers play a significant role in this process, as they are best positioned to understand and report on the risks inherent in the internal control structure surrounding their respective operations. Assessments identify the inherent risks within each of the key processes, the controls and strategies in place to manage those risks, the primary weaknesses, and the actions that should be undertaken to address identified weaknesses. The results of these assessments are summarized in an annual risk assessment report, which is reviewed by senior management and the board.

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

Advances. We manage our exposure to credit risk on Advances through a combination of our secured interest in assets pledged by the borrowing member and ongoing reviews of our borrowers’ financial condition. Section 10(a) of the Bank Act prohibits us from making Advances without sufficient collateral to secure the Advance. Although we have never experienced a credit loss on an Advance to a member in over 75 years of existence, the continuing deterioration in the housing market has increased our credit risk and led us to enhance our collateral review and monitoring.

Protection is provided via thorough underwriting and establishing a perfected position in eligible assets pledged by the borrower as collateral before Advances are issued. Each member’s collateral reporting and control status reflects its financial condition, with our level of control increasing when a borrower’s financial performance deteriorates. We continue to evaluate the quality and value of collateral pledged to support Advances and have been working with members to obtain additional loan level detail to achieve better valuations. Quarterly, semi-annual, or annual credit analyses are performed on existing borrowers, with the frequency depending primarily on the financial condition of the borrower and/or the amount of our credit products outstanding.

We generally require all borrowers to execute a security agreement that grants us a blanket lien on substantially all assets of the member. Our agreements with our borrowers require each borrowing entity to pledge sufficient eligible collateral to us to fully secure all outstanding extensions of credit, including Advances, accrued interest receivable, standby letters of credit, correspondent services, AHP transactions, and all indebtedness, liabilities or obligations arising or incurred as a result of a member transacting business with the Bank at all times. The assets that constitute eligible collateral to secure extensions of credit are set forth in Section 10(a) of the Bank Act. In accordance with the Bank Act, we accept the following assets as collateral:

•	Fully disbursed, whole first mortgages on improved residential property (not more than 60 days delinquent), or securities representing a whole interest in such mortgages;

•	Securities issued, insured, or guaranteed by the U.S. government or any agency thereof (including without limitation, MBS issued or guaranteed by Freddie Mac, Fannie Mae, and Ginnie Mae);

•	Cash or deposits in an FHLB;

•	ORERC acceptable to us if such collateral has a readily ascertainable value and we can perfect our interest in the collateral; and

•	For any CDFI, as defined in accordance with the Bank Act and HERA, we may also accept secured loans for small business and agricultural real estate.

We protect our security interest in these assets by filing Uniform Commercial Code (“UCC”) financing statements in the appropriate jurisdictions. Our agreements with borrowers allow us, in our sole discretion, to refuse to make extensions of credit against any collateral, require substitution of collateral, or adjust the discounts applied to collateral at any time. We also may require members to pledge additional collateral regardless of whether the collateral would be eligible to originate a new extension of credit. Our agreements with our borrowers also afford us the right, in our sole discretion, to declare any borrower to be in default if we deem our Bank to be inadequately secured.

The assignment of a member to a collateral status category reflects our philosophy of increasing our level of control over the collateral pledged by the member based on our underwriting conclusions and review of conflicting liens. Some members pledge and report collateral under a blanket lien established through the security agreement, while others are placed on listings or physical delivery status or a combination of the three via a hybrid status.

Blanket:

•	Only certain financially sound depository institutions are eligible

•	Institutions that have granted a blanket lien to another creditor are ineligible

•	Requires review and approval of credit services management

•	Member retains possession of eligible whole loan collateral pledged to us

•	Member executes a written security agreement and agrees to hold such collateral for our benefit

•	Member provides quarterly reports of all eligible collateral

Listing:

•	Depository institutions that demonstrate characteristics that evidence potential weakness in their financial condition or wish to have lower over-collateralization requirements

•	May be available to institutions that have granted a blanket lien to another creditor if an inter-creditor or subordination agreement is executed

•	Member retains possession of eligible whole loan collateral

•	Member executes a written security agreement and agrees to hold such collateral for our benefit.

•	Member provides loan level detail on the pledged collateral on at least a monthly basis

Physical Delivery:

•	Depository institutions demonstrating more severe financial weakness than those approved for listing

•	Required for all de novo institutions, insurance companies, and institutions that have granted a blanket lien to another creditor but have not executed an inter-creditor or subordination agreement

•	All securities collateral; safekeeping with us or a third party custodian that we have pre-approved

•	Member provides loan level detail on the pledged collateral on at least a monthly basis

We assign members to a collateral status upon joining the Bank after the initial underwriting review. Credit services management continually monitors members’ collateral reporting status and may require a member to change collateral status based upon deteriorating financial performance, results of on-site collateral reviews, or a high level of borrowings as a percentage of their assets. The blanket lien created by the security agreement remains in place regardless of a member’s collateral status.

In order to mitigate the credit risk, market risk, liquidity risk, and operational risk associated with collateral, we apply a discount to the book value or market value of pledged collateral to establish the lending value of the collateral. Collateral that we have determined to contain a low level of risk, such as U.S. government obligations, is discounted at a lower rate than collateral that carries a higher level of risk, such as commercial real estate mortgage loans. The discount applied to asset classes may vary depending on collateral status, as lower discounts are applied as our levels of information and control over the assets increase.

The following table shows our collateral requirements for members on standard blanket listing, specific listing and physical possession.

Collateral Type	Standard Blanket Listing Range of Collateral Lending Values*	Standard Specific Listing and Physical Possession Range of Collateral Lending Values*
Single-family Mortgage Loans	67% of unpaid principal balance	80% to 83% of calculated market value

Multifamily Mortgage Loans	57% of unpaid principal balance	67% to 71% of calculated market value

FHA/VA Loans	67% of unpaid principal balance	80% to 83% of calculated market value

U.S. Government/Treasury Securities	Not eligible	87% to 95% of market value

U.S. Agency Securities	Not eligible	87% to 95% of market value

Non-Agency MBS/CMOs	Not eligible	80% to 91% of market value

CDFIs (small-business, small-farm real estate loans)	33% to 50% of unpaid principal balance	33% to 50% of unpaid principal balance

ORERC: • commercial real estate	50% of unpaid principal balance	57% of calculated market value

• home equity term loans	40% to 50% of unpaid principal balance	69% to 80% of calculated market value

• home equity lines of credit,	40% to 50% of unpaid principal balance	69% to 80% of calculated market value

*	Standard Lending Values are provided as of December 31, 2008. Lending Values may be decreased due to poor member financial performance, member asset quality concerns, credit quality of pledged loans, and member adherence to policies regarding collateral eligibility (including our Subprime and Nontraditional Residential Mortgage Policy and the Anti-Predatory Lending Policy). All loans pledged as collateral must meet our eligibility requirements. Members pledging collateral on Blanket collateral status provide periodic reports on the total amount of eligible collateral by asset class. Members on Specific Listings collateral status provide periodic loan level detail of eligible collateral. Members on Physical Delivery provide periodic loan level detail and deliver original notes, mortgages and assignments to us or an approved custodian.

Based on overall declines in the valuation of mortgage collateral, we have increased collateral ratio requirements for certain types of collateral. We have made changes to, and continue to update, our internal valuation model to gain greater consistency between model-generated valuations and observed market prices. These changes lower the lendable values on certain types of whole loan collateral. We engage outside pricing vendors to routinely validate our modeled pricing on residential and commercial real estate collateral and modify valuations, where appropriate.

The following table provides information regarding credit products outstanding with members and non-member borrowers based on reporting status at December 31, 2008, along with their corresponding collateral balances. The table only lists collateral that is identified and pledged by members with outstanding credit products at December 31, 2008, and does not include all assets against which we have a lien via our security agreement and UCC filings.

Credit Products Outstanding and Collateral Pledged by Borrower Collateral Status

As of December 31, 2008

($ amounts in thousands, at face value)

	# of Borrowers	Credit Outstanding(1)	1st Lien Residential	ORERC/ CDFI	Securities/ Delivery	Total Collateral	Lendable Value(2)	Average Collateral Ratios(3)
Blanket	96	$3,622,730	$8,023,558	$2,071,224	$3,302	$10,098,084	$6,165,936	278.7%
Hybrid	78	5,484,109	6,331,735	3,432,580	2,091,527	11,855,842	7,619,312	216.2%
Listings	93	10,612,432	14,928,192	8,063,069	2,154,261	25,145,522	14,757,454	236.9%
Physical/Delivery	49	10,821,278	7,605,511	4,166,005	9,470,686	21,242,202	15,037,363	196.3%

Total	316	$30,540,549	$36,888,996	$17,732,878	$13,719,776	$68,341,650	$43,580,065	223.8%

6.4% of borrowers of Hybrid 1st Lien Residential are on Listings

3.8% of borrowers of Hybrid ORERC/CDFI are on Listings

0.7% of ORERC/CFI loans are CDFI

0.3% of Securities Pledged include Cash and/or Mutual Funds

(1)	Credit outstanding includes Advances (at par value), outstanding lines of credit and outstanding letters of credit.
(2)	Lendable Value is the member’s borrowing capacity based upon collateral pledged after a market value has been estimated (excluding blanket-pledged collateral) and a collateral ratio adjustment has been applied
(3)	These are averages of total collateral to credit outstanding for all of our members — individual members may have collateral ratios that are higher or lower than these percentages.

We closely monitor the financial condition of all members and non-member borrowers by reviewing certain available financial data, such as regulatory call reports filed by depository institution members, regulatory financial statements filed with the appropriate state insurance department by insurance company members, SEC filings, and rating-agency reports to ensure that potentially troubled members are identified as soon as possible. In addition, we have access to most members’ regulatory examination reports and, when appropriate, contact members’ management teams to discuss performance and business strategies. We analyze this information on a regular basis. This analysis is utilized by credit services management in determining the appropriate collateral status for a member.

We use a credit scoring model to assign a quarterly financial performance measure for all member depository institutions. The frequency and depth of underwriting analysis for these members is driven by their quarterly scores. Members scoring between 0 and 30 points (100 point maximum) are subjected to an extensive financial review on a quarterly basis. A less extensive financial summary is compiled for members scoring between 30 and 60 points. Members scoring over 60 points are not automatically subjected to a formal review, but may be reviewed as the result of borrowing levels or receipt of potentially adverse information concerning a member.

Our employees conduct regular on-site reviews of collateral pledged by members to confirm the existence of the pledged collateral, to confirm that the collateral conforms to our eligibility requirements, and to score the collateral for concentration and credit risk. Based on the results of such on-site reviews, a member may have its over-collateralization requirements adjusted, limitations may be placed on the amount of certain asset types accepted as collateral, or, in some cases, the member may be switched to a more stringent collateral reporting status. We may conduct an on-site collateral review at any time, and we review all borrowers on a periodic basis.

Beyond these provisions, Section 10(e) of the Bank Act affords any security interest granted to us by a federally insured depository institution member or such a member’s affiliate to us priority over the claims or rights of any other party, including any receiver, conservator, trustee, or similar entity that has the rights of a lien creditor, unless these claims and rights would be entitled to priority under otherwise applicable law and are held by actual purchasers or by parties that are secured by actual perfected security interests. In this regard, the priority granted to our security interests under Section 10(e) may not apply when lending to insurance company members. This is due to the anti-preemption provision contained in the McCarran-Ferguson Act in which Congress declared that federal law would not preempt state insurance law unless the federal law expressly regulates the business of insurance. Thus, if state law conflicts with Section 10(e) of the Bank Act, the protection afforded by this provision may not be available to us. However, we protect our security interests in the collateral pledged by our members by filing UCC-1 financing statements, or by taking possession or control of such collateral, or by taking other appropriate steps.

Credit risk can be magnified if the lender concentrates its portfolio in a few borrowers. Because of our limited territory, Indiana and Michigan, and because of continuing consolidation among the financial institutions that comprise the members of the 12 FHLBs, we have only a limited pool of large borrowers. As of December 31, 2008, our two top borrowers held 34.0% of total Advances outstanding, at par. See “Highlights of Our Operating Results and Recent Developments for the Years Ended December 31, 2008, and 2007” herein for more information on the loss of one of these members, Bank of America, N.A., as successor to LaSalle Bank.

Because of this concentration in Advances, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we analyze the implications to our financial management and profitability if we were to lose the business of one or more of these borrowers.

In addition, we maintain a credit products borrowing limit of 50% of a member’s adjusted assets, defined as total assets less borrowings from all sources. This limit may be waived by the approval of two of the following officers: President — Chief Executive Officer, Senior Vice President — Chief Banking Officer, or the First Vice President — Credit Services Director. Credit underwriting will make a recommendation based upon such factors as the member’s credit rating, collateral quality, and earnings stability. Members whose total credit products exceed 50% of adjusted assets are monitored closely and are reported to senior management on a regular basis. As of December 31, 2008, only one member had Advances outstanding that exceeded 50% of their adjusted assets and that member is on physical listings collateral status.

Based upon the collateral held as security on Advances, our prior repayment history, and the protections provided by Section 10(e) of the Bank Act, we do not believe that an allowance for losses on Advances is necessary at this time.

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

Investments. We are also exposed to credit risk through our investment portfolios. The RMP approved by our board restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The continuing deterioration in the housing and capital markets has led to increased credit risk from our short-term unsecured investment portfolio due to the potential adverse financial impact on the domestic and foreign banks which are our counterparties. We place funds with large, high-quality financial institutions with long-term credit ratings of BBB or higher on an unsecured basis for terms of up to 275 days; most such placements mature within 90 days. We actively monitor counterparty ratings, performance, and capital adequacy of these counterparties in an effort to mitigate unsecured credit risk on the short-term investments. At December 31, 2008, our unsecured credit exposure, including accrued interest related to investment securities and money-market instruments, was $8.9 billion to 27 counterparties and issuers, of which $3.1 billion was for Federal funds sold that mature overnight.

Our long-term investments consist of residential and commercial MBS and ABS. We primarily hold AAA-rated (privately-issued and GSE-issued) collateralized mortgage obligations and pass-throughs. We also are subject to secured credit risk related to MBS, ABS, and state and local housing finance authority (“HFA”) obligations that are directly or indirectly supported by underlying mortgage loans. Investments in MBS and ABS may be purchased as long as the balance of outstanding MBS/ABS is equal to or less than 300 percent of our total capital, and must be rated AAA at the time of purchase. HFA bonds must carry a credit rating of AA or higher as of the date of purchase.

The following tables present credit ratings by investment activity as of December 31, 2008, and December 31, 2007.

Credit Ratings by Investment Activity

As of December 31, 2008

($ amounts in thousands, at carrying value)

	Highest Rating Level	Second Highest Rating Level	Third Highest Rating Level	Fourth Highest Rating Level	Fifth Highest Rating Level	Total
Available-for-sale securities	$1,842,377	$—	$—	$—	$—	$1,842,377
State or local housing agency obligations	885	—	—	—	—	885
MBS and ABS	5,803,247	227,405	158,986	139,694	361,984	6,691,316
Certificates of deposit	—	—	—	—		—
Federal funds sold	318,000	5,259,000	1,610,000	36,000	—	7,223,000

Total investments	$7,964,509	$5,486,405	$1,768,986	$175,694	$361,984	$15,757,578

Percentage of total	50.6%	34.8%	11.2%	1.1%	2.3%	100.0%

Credit Ratings by Investment Activity

As of December 31, 2007

($ amounts in thousands, at carrying value)

	Highest Rating Level	Second Highest Rating Level	Third Highest Rating Level	Fourth Highest Rating Level	Fifth Highest Rating Level	Total
Available-for-sale securities	$—	$—	$—	$—	$—	$—
State or local housing agency obligations	3,720	—	—	—	—	3,720
MBS and ABS	6,683,840	27,349	—	—	—	6,711,189
Certificates of deposit	—	987,000	673,000	—	—	1,660,000
Federal funds sold	—	8,285,000	2,328,000	648,000	—	11,261,000

Total investments	$6,687,560	$9,299,349	$3,001,000	$648,000	$—	$19,635,909

Percentage of total	34.0%	47.4%	15.3%	3.3%	—	100.0%

Applicable rating levels are determined using the lowest relevant long-term rating from Fitch, Moody’s, and S&P. For example, the highest S&P rating level is AAA, the second highest is AA, the third highest is A, and the fourth highest is BBB. In addition, rating modifiers are ignored when determining the applicable rating level for a given counterparty.

Prices of many of our private-label MBS and ABS dropped dramatically during the year ended December 31, 2008, as delinquencies and foreclosures affecting the loans underlying these securities continued to worsen and as credit markets became highly illiquid. The following graph demonstrates how average prices changed with respect to the securities held in our MBS and ABS portfolio during 2008.

In 2007 and 2008, delinquency and foreclosure rates increased significantly nationwide, a trend that has continued through the date of this report and that we expect to continue through 2009. Moreover, home prices have fallen in most areas, increasing the likelihood and magnitude of potential losses to lenders on foreclosed real estate. The widespread impact of these trends has led to the recognition of significant losses by financial institutions (including commercial banks, investment banks, and financial guaranty providers) and other investors. Uncertainty as to the depth and duration of these trends has led to a significant reduction in the market values of securities backed by mortgages and has elevated the potential for other-than-temporary impairment of some of these securities. The fair values of our MBS and ABS are based on market prices collected from multiple nationally-recognized pricing vendors. The prices of the MBS and ABS are reviewed on a monthly basis by our management. For December 31, 2008, we did not use any dealer quotes or manually calculated prices.

The following table provides additional information related to our private-label MBS and ABS, indicating whether the underlying mortgage collateral is considered to be prime, Alt-A, or subprime at the time of issuance or is backed by home equity loans or commercial MBS (“CMBS”).

Private-label MBS and ABS

As of December 31, 2008

($ amounts in thousands)

	Par Value	Book Value	Gross Unrealized losses	Weighted- average Collateral Delinquency(2)
Prime
Investment grade
AAA-rated	$3,391,630	$3,382,848	$(592,349)	2.2%
AA-rated	203,859	203,414	(20,424)	1.6%
A-rated	105,629	105,381	(23,410)	4.4%
BBB-rated	136,013	135,496	(18,279)	4.5%

Total Prime investment grade	3,837,131	3,827,139	(654,462)	2.3%
Below investment grade	362,751	361,983	(54,180)	4.0%

Total Prime	4,199,882	4,189,122	(708,642)	2.5%

Alt-A(1)
Investment grade
AAA-rated	197,543	196,498	(25,575)	3.3%
A-rated	53,963	53,606	(16,105)	10.4%

Total Alt-A	251,506	250,104	(41,680)	4.8%

Subprime(1)
Investment grade
AAA-rated	411	411	(38)	25.7%

Total Subprime	411	411	(38)	25.7%

Home Equity(1)
Investment grade
BBB-rated	4,265	4,198	(659)	25.5%

Total Home equity	4,265	4,198	(659)	25.5%

Manufactured Housing(1)
Investment grade
AA-rated	24,066	23,991	(8,492)	2.3%

Total Manufactured Housing	24,066	23,991	(8,492)	2.3%

CMBS(1)
Investment grade
AAA-rated	64,771	64,772	(448)	0.8%

Total CMBS	64,771	64,772	(448)	0.8%

Total Private-label MBS	$4,544,901	$4,532,598	$(759,959)

(1)	We held no securities in this classification rated below investment grade at December 31, 2008.
(2)	Includes delinquencies of 60 days and more, foreclosures, Real estate owned and bankruptcies, weighted by par value.

While there is no universally accepted definition for prime and Alt-A underwriting standards, MBS and ABS are classified as prime, Alt-A or subprime based on the NRSROs’ determination at the time of issuance. We do not hold any collateralized debt obligations. All MBS and ABS were rated AAA at the date of purchase.

The following table provides information about the characteristics of the collateral underlying our private-label RMBS and ABS. The weighted average FICO® scores and loan-to-value (“LTV”) ratio are based on the current outstanding loan balance using the original FICO® scores and LTV ratio for borrowers who still have loans outstanding. FICO® is a widely used credit industry model developed by Fair, Isaac and Company, Inc. to assess borrower credit quality with scores ranging from 300-850. The weighted average LTV ratio is based on the value at origination. The current credit support reflects the ability of subordinated classes to absorb lost principal and corresponding interest shortfalls before senior classes are impacted. The current credit support does not fully reflect the credit protection in our private-label MBS and ABS holdings as prioritization in the timing of cash flows receipts and credit event triggers accelerate the return of our investment before losses can no longer be absorbed by subordinate classes.

Collateral Characteristics

Private-label RMBS and ABS

As of December 31, 2008

Weighted average	Prime	Alt-A	Subprime
Original FICO® scores	740	719	551
Original LTV ratio	68%	68%	85%
Interest-only composition	40%	10%	0%
Investment property composition	1%	4%	0%
Delinquency rate(1)	2.5%	4.8%	6.1%
Current credit support	6.3%	7.0%	37.8%

(1)	Includes delinquencies of 60 days and more, foreclosures, Real estate owned and bankruptcies, weighted by par value.

The following table provides the five states with the highest concentration for our private-label MBS and ABS.

Geographic Concentration of Collateral Securing Private-label MBS and ABS

Top Five States

As of December 31, 2008

% of Total Par
California	50.0%
New York	6.0%
Florida	4.0%
Virginia	3.8%
New Jersey	3.1%
All other	33.1%

Total	100.0%

The following table provides the amount of fixed- and variable-rate MBS and ABS in our private-label MBS and ABS portfolio, indicating whether the underlying mortgage collateral is considered to be prime, Alt-A, or subprime at the time of issuance or is backed by home equity loans or CMBS. Variable rate MBS and ABS include those with a contractual coupon rate that, prior to contractual maturity, is either scheduled to change or is subject to change.

Characteristics of Private-label MBS and ABS by Type of Collateral

As of December 31, 2008

Par Value

($ amounts in thousands)

	December 31,
	Fixed Rate	2008 Variable Rate	Total	Fixed Rate	2007 Variable Rate	Total
Private-label RMBS
Prime loans	$2,590,858	$1,609,024	$4,199,882	$3,097,296	$2,145,715	$5,243,011
Alt-A loans	251,506	—	251,506	303,868	—	303,868
Subprime loans	—	411	411	—	583	583

Total private-label RMBS	2,842,364	1,609,435	4,451,799	3,401,164	2,146,298	$5,547,462

Private-label CMBS(1)
Prime loans	64,771	—	64,771	287,207	—	287,207

Total private-label CMBS	64,771	—	64,771	287,207	—	287,207

Home Equity Loans(2)
Subprime loans	—	4,265	4,265	—	5,018	5,018

Total Home Equity Loans	—	4,265	4,265	—	5,018	5,018

Manufactured Housing(2)
Subprime Loans	24,066	—	24,066	27,392	—	27,392

Total Manufactured Housing Loans	24,066	—	24,066	27,392	—	27,392

Total par	$2,931,201	$1,613,700	$4,544,901	$3,715,763	$2,151,316	$5,867,079

(1)	Our CMBS are all prime.
(2)	Our home equity and manufactured housing loans are all subprime.

The following table provides information about the credit statistics of our private-label MBS and ABS:

Credit Statistics on Private-label MBS and ABS

As of December 31,

($ amounts in thousands)

	2008	2007
Delinquency Rates(1)
MBS backed by:
Prime(2)	2.5%	0.6%
Alt-A and Other	4.3%	1.3%
Subprime First Lien	2.7%	3.2%

Cumulative Loss(3)
MBS backed by:
Prime	0.1%	0.0%
Alt-A and Other	1.2%	0.9%
Subprime First Lien	11.0%	3.7%

Gross unrealized losses	$(759,959)	$(84,955)

(1)	Includes delinquencies of 60 days and more, foreclosures, real estate owned and bankruptcies, weighted by par value.
(2)	Prime includes only private-label RMBS backed by prime loans.
(3)	This is the cumulative loss of the underlying collateral in the MBS or ABS deal since the date of issuance.

See “Analysis of Financial Condition — Held-to-Maturity Securities” herein for more information on the unrealized losses on our private-label MBS.

The following table provides information about private-label RMBS with underlying collateral containing interest-only loans indicating whether the underlying collateral is considered prime, prime with mandatory redemption or Alt-A and characterizing the RMBS as either fixed rate or variable rate. Interest-only loans with a contractual coupon rate that, prior to contractual maturity, are either scheduled to change or are subject to change, are included in the variable rate column. The RMBS with mandatory redemption provisions are scheduled for redemption during 2009 and 2010. The table also shows the weighted average percentage of total private-label RMBS.

Private-label Residential MBS Interest-Only Characteristics

($ amounts in thousands)

	December 31,
	Fixed Rate		2008 Variable Rate		Total		Fixed Rate		2007 Variable Rate		Total
Prime	$349,157	7.7%	$1,004,186	22.1%	$1,353,343	29.8%	$395,511	6.7%	$1,057,994	18.0%	$1,453,505	24.7%
Prime with mandatory redemption	—	0.0%	439,411	9.7%	439,411	9.7%	—	0.0%	794,069	13.5%	794,069	13.5%
Alt-A	24,137	0.5%	—	0.0%	24,137	0.5%	28,028	0.5%	—	0.0%	28,028	0.5%

Total	$373,294	8.2%	$1,443,597	31.8%	$1,816,891	40.0%	$423,539	7.2%	$1,852,063	31.5%	$2,275,602	38.7%

The following table provides information regarding our private-label MBS and ABS by year of issuance, underlying collateral performance, and the credit enhancement statistics for our private-label MBS and MBS.

Private-label MBS and ABS Underlying Collateral Performance and Credit Enhancement Statistics

By Year of Securitization

As of December 31, 2008

($ amounts in thousands)

Private-Label RMBS	Average Price	Fair Value	Book Value	Gross Unrealized Loss	Original Credit Support	Weighted- Average Credit Support	Minimum Credit Support(1)	Collateral Delinquency 60 or more days(2)
Prime
2007	73.19	$623,804	$850,243	$(226,439)	6.88%	7.28%	3.77%	5.26%
2006	81.47	409,720	490,979	(81,259)	4.13%	4.93%	3.87%	4.03%
2005	80.86	882,679	1,098,180	(215,501)	5.47%	7.15%	3.04%	2.29%
2004	88.34	833,165	941,469	(108,304)	3.01%	5.31%	3.23%	0.90%
2003 and prior	90.24	731,123	808,251	(77,139)	2.19%	6.25%	1.77%	0.73%

Sub-total Prime	82.87	3,480,491	4,189,122	(708,642)	4.41%	6.33%	1.77%	2.48%

Alt-A
2005	82.86	124,874	150,158	(25,284)	5.05%	6.48%	4.35%	6.46%
2003 and prior	82.89	83,549	99,945	(16,396)	2.97%	7.67%	3.29%	2.34%

Sub-total Alt-A	82.87	208,423	250,103	(41,680)	4.21%	6.95%	3.29%	4.81%

Subprime
2003 and prior	90.71	373	411	(38)	23.02%	76.44%	76.44%	25.72%

Sub-total Subprime	90.71	373	411	(38)	23.02%	76.44%	76.44%	25.72%

Home Equity(3,4)
2003 and prior	82.99	3,539	4,198	(659)	100.00%	100.00%	100.00%	25.45%

Sub-total Home Equity	82.99	3,539	4,198	(659)	100.00%	100.00%	100.00%	25.45%

Manufactured Housing
2003 and prior	64.40	15,499	23,991	(8,492)	27.74%	26.16%	26.16%	2.33%

Sub-total Manufactured Housing	64.40	15,499	23,991	(8,492)	27.74%	26.16%	26.16%	2.33%

CMBS(5)
2003 and prior	99.31	64,324	64,772	(448)	33.36%	63.37%	62.75%	0.78%

Sub-total CMBS	99.31	64,324	64,772	(448)	33.36%	63.37%	62.75%	0.78%

Total Private-label MBS	83.01	$3,772,649	$4,532,597	$(759,959)	5.03%	7.38%	1.77%	2.61%

(1)	Includes the bond with the lowest credit support percentage in each vintage.
(2)	Includes delinquencies of 60 days and more, foreclosures, Real estate owned and bankruptcies, weighted by par value.
(3)	The credit support for the home equity loans is provided by MBIA Insurance Corporation.
(4)	Our home equity and manufactured housing loans are all subprime.
(5)	Our CMBS are all prime.

The following table provides information about the collateral underlying our private-label MBS and ABS based on the lowest rating from the three NRSROs.

Private-label MBS and ABS Credit Ratings By Year of Securitization

As of December 31, 2008

($ amounts in thousands)

	Par by Lowest Long-Term Rating
Private-Label RMBS	AAA	AA	A	BBB	BB	B	Total
Prime
2007	$410,265	$84,996	$47,746	$—	$230,441	$78,888	$852,336
2006	126,197	118,863	57,883	136,013	53,421	—	492,377
2005	1,101,880	—	—	—	—	—	1,101,880
2004	943,129	—	—	—	—	—	943,129
2003 and prior	810,160	—	—	—	—	—	810,160

Sub-total Prime	3,391,631	203,859	105,629	136,013	283,862	78,888	4,199,882

Alt-A
2005	96,752	—	53,962	—	—	—	150,714
2003 and prior	100,792	—	—	—	—	—	100,792

Sub-total Alt-A	197,544	—	53,962	—	—	—	251,506

Subprime
2003 and prior	411	—	—	—	—	—	411

Sub-total Subprime	411	—	—	—	—	—	411

Home Equity(1)
2003 and prior	—	—	—	4,265	—	—	4,265

Sub-total Home Equity	—	—	—	4,265	—	—	4,265

Manufactured Housing
2003 and prior	—	24,066	—	—	—	—	24,066

Sub-total Manufactured Housing	—	24,066	—	—	—	—	24,066

CMBS(2)
2003 and prior	64,771	—	—	—	—	—	64,771

Sub-total CMBS	64,771	—	—	—	—	—	64,771

Total Private-label MBS	$3,654,357	$227,925	$159,591	$140,278	$283,862	$78,888	$4,544,901

(1)	Our home equity loans are all subprime.
(2)	Our CMBS are all prime.

The following table provides the weighted average fair value as a percentage of par for our private-label MBS and ABS, indicating whether the underlying mortgage collateral is considered to be prime, Alt-A, or subprime at the time of issuance or is backed by home equity loans or Commercial MBS. Additionally, the amounts outstanding are stratified by year of issuance of the security.

	Fair Value as a Percentage of Par By Year of Securitization
Private-Label RMBS	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007
Prime
2007	73.2%	85.5%	95.1%	98.4%	99.8%
2006	83.2%	95.5%	97.9%	98.5%	100.1%
2005	80.1%	92.7%	96.8%	96.8%	98.7%
2004	88.3%	93.9%	95.1%	96.7%	97.5%
2003 and prior	90.2%	92.4%	95.3%	96.3%	96.9%
Weighted-average of all Prime	82.9%	91.8%	95.9%	97.1%	98.4%

Alt-A
2005	82.9%	92.4%	94.7%	95.0%	97.5%
2003 and prior	82.9%	84.9%	86.6%	87.9%	91.7%
Weighted-average of all Alt-A	82.9%	89.4%	91.4%	92.1%	95.2%

Subprime
2003 and prior	90.7%	98.9%	98.9%	98.7%	99.7%
Weighted-average of all Subprime	90.7%	98.9%	98.9%	98.7%	99.7%

Home Equity(1)
2003 and prior	83.0%	84.8%	76.3%	88.4%	92.5%
Weighted-average of all Home Equity	83.0%	84.8%	76.3%	88.4%	92.5%

Manufactured Housing(1)
2003 and prior	64.4%	79.9%	90.2%	87.2%	95.1%
Weighted average of all Manufactured Housing	64.4%	79.9%	90.2%	87.2%	95.1%

CMBS(2)
2003 and prior	99.3%	99.9%	100.8%	100.7%	100.9%
Weighted-average of all CMBS	99.3%	99.9%	100.8%	100.7%	100.9%
Weighted-average of all Private-label MBS	83.0%	91.8%	95.7%	96.9%	98.3%

(1)	Our home equity and manufactured housing loans are all subprime.
(2)	Our CMBS are all prime.

The following table provides information about the characteristics of our private-label MBS and ABS that are in a gross unrealized loss position.

Characteristics of Private-label MBS and ABS in a Gross Unrealized Loss Position

As of December 31, 2008

($ amounts in thousands)

	December 31, 2008				February 28, 2009
	Par Value	Book Value	Gross Unrealized losses	Weighted- average Collateral Delinquency	% Rated AAA	% Investment Grade	% Below Investment Grade	% Watchlist
Private-label RMBS backed by:
Prime loans:
First lien	$4,199,263	$4,188,528	$(708,642)	2.5%	74%	87%	13%	15%

Total private-label RMBS backed by prime loans	$4,199,263	$4,188,528	$(708,642)	2.5%	74%	87%	13%	15%

Alt-A loans:
First lien	$251,506	$250,104	$(41,680)	4.8%	40%	62%	38%	0%

Total private-label RMBS backed by Alt-A loans	$251,506	$250,104	$(41,680)	4.8%	40%	62%	38%	0%

Subprime loans:
First lien	$411	$411	$(38)	25.7%	100%	100%	0%	0%

Total private-label RMBS backed by subprime loans	$411	$411	$(38)	25.7%	100%	100%	0%	0%

Private-label CMBS backed by(1):
Prime loans:
First lien	$64,771	$64,772	$(448)	0.8%	100%	100%	0%	0%

Total private-label CMBS backed by prime loans	$64,771	$64,772	$(448)	0.8%	100%	100%	0%	0%

Home equity loans backed by(2):
Subprime loans:
Second lien	$4,265	$4,198	$(659)	25.5%	0%	0%	100%	0%

Total home equity loans backed by subprime loans	$4,265	$4,198	$(659)	25.5%	0%	0%	100%	0%

Manufactured housing loans backed by:(2)
Subprime loans:
First lien	$24,066	$23,991	$(8,492)	2.3%	0%	100%	0%	0%

Total manufactured housing loans backed by
Subprime loans	$24,066	$23,991	$(8,492)	2.3%	0%	100%	0%	0%

(1)	At December 31, 2008, we held no securities in this classification backed by Alt-A or subprime loans.
(2)	At December 31, 2008, we held no securities in this classification backed by prime or Alt-A loans.

Our home equity loans are insured by MBIA Insurance Corporation. The bond insurance on these investments guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool.

The following table summarizes the credit rating downgrades of our private-label MBS and ABS as of March 13, 2009.

Private-label MBS and ABS Downgrades

December 31, 2008

($ amounts in thousands)

	Private-label MBS		Home equity		Total
Credit Ratings as of March 13, 2009	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
Downgraded From AAA
To BBB	$161,175	141,466	$—	$—	$161,175	$141,466
To below investment grade	206,231	151,763	—		206,231	151,763

Total downgraded from AAA	367,406	293,229	—	—	367,406	293,229

Downgraded from A
To below investment grade	53,606	37,500	—	—	53,606	37,500

Total downgraded from A	53,606	37,500	—	—	53,606	37,500

Downgraded from BBB
To below investment grade	—	—	4,198	3,539	4,198	3,539

Total downgraded from BBB	—	—	4,198	3,539	4,198	3,539

Total downgraded	$421,012	$330,729	$4,198	$3,539	$425,210	$334,268

The following table provides the credit ratings of our third-party bond insurer, as of March 13, 2009 along with the amount of investment securities insured as of December 31, 2008.

Investments Insured by Financial Guarantors

Par Values as of December 31, 2008

($ amounts in thousands)

Insurer Financial Strength Ratings

Financial Guarantor	S&P	Moody’s	Fitch	Amount Insured
MBIA Insurance Corporation	BBB+ Outlook Negative	B	Not rated	$4,265

Other-Than-Temporary Impairment Analysis. As of December 31, 2008, the gross unrealized losses on our HTM securities totaled $762.2 million, which represented 11.4% of the amortized cost of all HTM securities at that date as compared to $102.1 million and 1.2% as of December 31, 2007. The ongoing deterioration in U.S. housing markets, as reflected in declines in values of residential real estate and high levels of delinquencies on the loans underlying MBS, poses risks to us in respect to the ultimate collection of contractually due principal and corresponding interest on our private label collateralized mortgage obligation holdings. While the broad increase in delinquencies, the decline in home values, and the resultant illiquidity in the capital markets due to the turmoil in housing credit have been the principal drivers behind the decline in the fair value of our private-label collateralized mortgage obligations since December 31, 2007, we closely monitor the performance of our securities to evaluate our exposure to the risk of loss on these investments to determine if an impairment is other than temporary.

We invest in high-quality securities. MBS and ABS must be rated AAA at the time of purchase and state and local HFA obligations must be rated AA or higher at the time of purchase. Each of the securities contains one or more of the following forms of credit protection:

•	Guarantee of principal and interest — The issuer guarantees the timely payment of principal and interest.

•

Excess spread — The average coupon rate of the underlying mortgage loans in the pool is higher than the coupon rate on the MBS note. The spread differential may be used to offset any losses that may be realized.

•

Overcollateralization — The total outstanding balance on the underlying mortgage loans in the pool is greater than the outstanding MBS note balance. The excess collateral is available to offset any losses that may be realized.

•	Subordination — Represents the structure of classes of the security, where subordinated classes absorb any credit losses before the senior classes.

•	Insurance wrap — A third-party bond insurance company guarantees timely payment of principal and interest to certain classes of the security.

We evaluate certain risk factors on all of our non-agency MBS investments in order to identify those investments that warrant further analysis in order to determine whether any other-than-temporary impairment exists. We perform a risk assessment of the securities based on the following criteria:

•	Length of impairment — how long the investment’s fair value has been less than its amortized cost;

•	Severity of impairment — how much below the amortized cost is the investment’s fair value;

•	Credit rating – how investments are rated and monitored by the NRSROs;

•	Credit support — the amount of credit support relative to the delinquencies (the latter defined as loans that are 60 or more days past due, in foreclosure, real estate owned, or in bankruptcy); and

•	Other considerations as deemed necessary by management.

As of December 31, 2008, through our risk assessment process described above, we identified 33 securities (“selected securities”) out of the 141 HTM securities in our portfolio on which to perform various cash flow analyses. These cash flow analyses include generating, for each selected security, a distribution of 300 cash flow scenarios based on varying assumptions about default rates, prepayment speeds, home price appreciation, and forward interest rates. These 300 distributions are then sorted by deal loss amount and we select the cash flow scenario at which point we would consider it probable that we would not collect all contractual principal and corresponding interest due to us.

As part of our analysis of these selected securities, the model projects expected loan collateral losses and the lifetime cash flows that would be passed through to our MBS investments. The model evaluates individual loans within a security based on borrower credit qualities and the sensitivity of these borrowers to changes in external market conditions, such as forward interest rates and housing price changes. We consider these and other factors used by the model to determine whether the resultant prepayments, default rates, and loss severities are reasonable and appropriate in light of historical performance and expected future performance. After underlying loan collateral cash flows are modeled, those estimated cash flows are applied to the MBS cash distribution waterfall structure in a different model to determine whether each security’s credit support structure is sufficient to absorb projected principal losses and corresponding interest shortfalls, if any. Loan collateral losses are modeled in order to project the actual loss to individual MBS after defaults occur, based on projected net proceeds of property liquidation. There were no shortfalls of principal or corresponding interest for any of the 33 selected securities when this cash flow projection was performed.

Additionally, because of the estimates and assumptions inherent in such an analysis, we also perform a sensitivity analysis whereby we select another scenario where the assumptions are more conservative and thus more likely to reflect losses. We then run those assumptions through the waterfall model to determine whether there would be a loss to our tranche in the more conservative scenario. Based on the combination of the varying assumptions about default rates, prepayment speeds, home price appreciation, and forward interest rates, this sensitivity analysis produces deal level losses that are greater than those in the initial analysis. There were no shortfalls of principal or corresponding interest for any of the 33 selected securities when the sensitivity cash flow projection was performed.

After performing the cash flow analyses described above, we primarily considered the following when determining whether any of the selected securities are other-than-temporarily impaired:

•	Whether the cash flow analysis indicated a shortfall of principal or corresponding interest;

•	Whether the sensitivity cash flow analysis indicated a shortfall of principal or corresponding interest; and

•

Whether management continues to have the positive intent and ability to hold the securities for a sufficient amount of time to allow for any anticipated recovery of unrealized losses (which may be maturity).

As of December 31, 2008, we concluded that none of the 33 selected securities in our HTM investments portfolio are other-than-temporarily impaired, based on the following:

•

In the cash flow analysis, we have projected no shortfalls in the receipt of contractually due principal or corresponding interest on any of the selected securities (losses are not considered probable);

•

In the sensitivity cash flow analysis, we have projected no shortfalls in the receipt of contractually due principal or corresponding interest on any of the selected securities (losses are not considered probable);

•

We continue to have the positive intent and ability to hold each security for a sufficient amount of time to allow for any anticipated recovery of unrealized losses, as demonstrated by the fact that we are well-capitalized, have no need to sell any of these securities, and have not entered into any contractual constraints that would impact such intent and ability; and

•

While there has been deterioration in the credit quality of the collateral underlying these securities, the decline in market value is primarily attributable to illiquidity and heightened credit risk premiums in the credit markets.

For the remaining 108 HTM securities that were not subjected to the cash flow analyses described above because they were not selected during our risk assessment process, we have determined that an other-than-temporary impairment charge is not necessary as of December 31, 2008, for one of the following reasons:

•	The security was issued by a GSE or other agency (47 securities); or

•	The security is not impaired (i.e., it has a fair value that is greater than its amortized cost) (5 securities); or

•	The security met each of the following criteria (56 securities):

•	Though impaired, the security does not show significant deterioration in credit quality because it is not severely impaired or has not been impaired for very long;

•	The security has not been identified by any NRSRO as being at risk of significant deterioration in credit quality; and

•	The security has a sufficient amount of credit support relative to the delinquencies of the underlying collateral.

Because of the factors above, we concluded that, as of December 31, 2008, it is not probable that we will suffer any losses of contractually due principal or corresponding interest on these 108 HTM securities.

In the fourth quarter we implemented a new model in order to have what we believe is a more robust and sophisticated other-than-temporary impairment analysis. The transition to the new cash flow model was tested and a model validation was performed in the first quarter of 2009 (as of December 31, 2008). Model assumptions, such as, but not limited to future home price estimates are subjective and vary among financial institutions. These factors will affect the analysis of other-than-temporary impairment and the ultimate determination of the Bank’s net income. The market for private label MBS is highly illiquid, which results in less certainty around the prices assigned to these assets.

While the results of our impairment analysis show no probable losses, we will continue to monitor and analyze the performance of these securities to assess the collectibility of contractually due principal and corresponding interest at the end of each quarter. If there is further deterioration in the housing and mortgage markets and the decline in home prices exceeds our current expectations, we may recognize significant other- than-temporary impairment amounts in the future. Our continued monitoring and analysis of the performance of these securities is subject to change as new information regarding delinquencies, severities, timing of losses, prepayment rates, home prices and other factors becomes available.

MPP. We are exposed to credit risk on loans purchased from members through the MPP. All loans we purchase must meet guidelines for our MPP or be specifically approved as an exception based on compensating factors. Our guidelines are also accepted by our approved SMI providers and generally meet the underwriting standards of Fannie Mae and Freddie Mac. For example, the maximum loan-to-value for any mortgage loan purchased is 95%, and the borrowers must meet certain minimum credit scores depending upon the type of property or loan. Our primary management of credit risk in MPP involves the mortgage assets themselves (i.e., homeowners’ equity) and additional layers of credit enhancements. Credit enhancements include (in order of priority):

•	Primary mortgage insurance (when applicable for the purchase of mortgages with loan-to-value ratios of over 80% at the time of purchase);

•	LRA as described below (for conventional loans); and

•	SMI (as applicable) purchased by the seller (for conventional loans) from a third party provider naming us as the beneficiary.

FHA loans comprise 8.0% of our outstanding MPP loans. These loans are backed by the FHA and generally are 100% U.S. government-insured; therefore, we do not require either LRA or SMI coverage for these loans.

For conventional loans, primary mortgage insurance, if applicable, covers losses or exposure down to approximately a loan-to-value ratio of between 65% and 80% based upon the original appraisal, original loan-to-value ratio, term, amount of primary mortgage insurance coverage, and characteristics of the loan.

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

Generally, after five years, if the balance of the funds in the LRA exceeds the required balance, the excess amounts are distributed to the seller based on a pre-determined schedule set forth in the master commitment contract that establishes the LRA. Once an MPP pool has been outstanding for more than 11 years, a balance is not required to be maintained in the LRA with respect to that pool.

We use an NRSRO credit risk model to assign the LRA percentage to each Master Commitment and to manage the credit risk of committed and purchased conventional loans. This model evaluates the characteristics of the loans our sellers commit to deliver and the loans actually delivered to us for the likelihood of timely payment of principal and interest. The NRSRO model results are based on numerous standard borrower and loan attributes, such as loan-to-value ratio, loan purpose (purchase of home, refinance, or cash-out refinance), type of documentation, income and debt expense ratios, and credit scores.

If a credit loss occurs, the accumulated LRA is used to cover the credit loss in excess of equity and primary mortgage insurance. SMI provides limited additional coverage over and above losses covered by the LRA.

The following table presents changes in the LRA for the years ended December 31, 2008, and 2007 ($ amounts in thousands):

	December 31, 2008	December 31, 2007
Balance of LRA at beginning of year	$21,090	$17,999
Collected through periodic interest payments	6,034	6,444
Disbursed for mortgage loan losses	(1,957)	(514)
Returned to the members	(3,275)	(2,839)

Balance of LRA at end of year	$21,892	$21,090

The following table provides the weighted average FICO® scores and weighted average LTV at origination for MPP Loans outstanding at December 31, 2008 and 2007:

	2008	2007
Weighted average FICO® score	747	747
Weighted average loan-to-value at origination	71%	71%

In today’s market, the mortgage industry generally considers a FICO® score of over 660, and a loan-to-value ratio of 80 percent or lower, as benchmarks indicating an increased probability of collection/payment. These measures have been relatively stable in the last two years. We believe these measures are another indication that the MPP loans have a decreased risk of default. Based on the available data, we believe we have very little exposure to loans in the MPP that are considered to have characteristics of subprime or Alt-A loans. Further, we do not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy.

Our outstanding loans, non-accrual loans, and loans 90 days or more past due and accruing interest as of and for the five years ended December 31, 2008, as well as the total amount of interest income recognized and the total amount of interest received on real estate mortgages during each of the five years ended December 31, 2008, are presented in the tables below:

Loan Portfolio Analysis

($ amounts in thousands)

	As of and for the Year Ended December 31,
	2008	2007	2006	2005	2004
Advances, current	$31,249,004	$26,769,633	$22,282,257	$25,813,862	$25,231,074
Real estate mortgages	8,780,098	9,396,757	10,020,670	9,540,145	7,761,767
Non-accrual loan participations(1)	—	1	1	2	3
Real estate owned(1)	1	—	—	—	—
Real estate mortgages past due 90 days or more and still accruing interest	47,105	81,172	48,842	56,322	46,747
Interest contractually due during the year	480,993	515,212	516,793	452,753	383,572
Interest actually received during the year	480,993	515,212	516,793	452,753	383,572

Shortfall(2)	$—	$—	$—	$—	$—

(1)	Loans reflected as Non-accrual and Real estate owned include our residual participation in conventional loans not part of the MPP.
(2)	The monthly delinquency information reported is provided by the servicer through the master servicer one month after the actual mortgage loan balance activity.

Interest on MPP is advanced by the servicer based upon scheduled principal and interest payments and therefore will not reflect the actual shortfall associated with non-accruing loans. Under this arrangement, our servicers remit payments to us as scheduled whether or not payment is received from the borrower (known as scheduled/scheduled servicing agreements). Under actual/actual servicing agreements, the servicers remit payments only as they are received from the borrowers. Although we began offering the actual/actual remittance option on June 1, 2006, it has not resulted in a shortfall.

We place all conventional loans on nonaccrual status when, using current information and events, we determine we will be unable to collect all principal and interest contractually due under the loan agreement. Loans remain on non-accrual status until the past due status has been remedied. An FHA loan, regardless of being serviced on a scheduled/scheduled or actual/actual basis, is not placed on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due because of the U.S. government guarantee of the loan and the contractual obligation of the loan servicer for loans serviced on a scheduled/scheduled basis.

Loans in the MPP are dispersed geographically, as shown in the following table:

Geographic Concentration of MPP Loans

	As of December 31,
	2008	2007
Midwest	37.2%	33.9%
Northeast	10.9%	11.4%
Southeast	19.5%	20.5%
Southwest	20.1%	21.3%
West	12.3%	12.9%

Total	100.0%	100.0%

The top five states by concentration were as follows:

Concentration of MPP Loans by State

	As of December 31,
	2008	2007
Indiana	15.5%	14.0%
Michigan	10.5%	8.6%
California	8.4%	8.1%
Texas	6.3%	6.7%
Florida	5.3%	5.6%
All others	54.0%	57.0%

Total	100.0%	100.0%

The MPP mortgage loans held for portfolio are currently dispersed across all fifty states, the District of Columbia, and the U.S. Virgin Islands. No single zip code represented more than 1% of MPP loans outstanding at December 31, 2008, or December 31, 2007. It is likely that the concentration of MPP loans in our district states of Indiana and Michigan will increase in the future due to the loss of our three largest sellers that were our greatest sources of nationwide mortgages. The median outstanding balance of an MPP loan was approximately $138,000 at both December 31, 2008, and December 31, 2007.

The following table presents the property types of the underlying mortgage assets:

Property Types of MPP Loans

($ amounts in thousands)

	As of December 31,
	2008	2007
Single-family	$7,415,045	$7,871,932
Planned unit development	794,944	886,308
Condominium	460,790	507,244
Multi-family	92,643	100,867
Manufactured housing	445	471

Total	$8,763,867	$9,366,822

An analysis of real estate mortgages past due 90 days or more and still accruing interest and the percentage of those loans to the total real estate mortgages outstanding as of December 31, 2008, December 31, 2007, and December 31, 2006, is presented below:

Real Estate Mortgages Past Due 90 Days or More

($ amounts in thousands)

	December 31,
	2008	2007	2006
Total conventional mortgage loan delinquencies, at par	$25,376	$18,991	$9,610
Total conventional mortgage loans outstanding, at par	$8,063,632	$8,566,653	$9,063,259
Percentage of delinquent conventional loans	0.31%	0.22%	0.11%

Total conventional mortgage loans in foreclosure, at par	$35,888	$17,210	$9,776
Percentage of conventional loans in foreclosure	0.45%	0.20%	0.11%

Total FHA mortgage loan delinquencies, at par	$21,729	$20,640	$15,306
Total FHA mortgage loans outstanding, at par	$700,235	$800,169	$922,261
Percentage of delinquent mortgage loans	3.10%	2.58%	1.66%

Total FHA mortgage loans in foreclosure, at par	$21,171	$24,331	$14,150
Percentage of FHA loans in foreclosure	3.02%	3.04%	1.53%

The 90-day delinquency ratio for conventional mortgages increased from 0.22% to 0.31% and the percentage of conventional mortgages in foreclosure increased from 0.20% to 0.45% from 2007 to 2008. A continued decline in the general economic conditions in the U.S. and, in particular, Michigan and Indiana, could result in increased delinquencies in our portfolio. Another factor that impacts the delinquency ratio is the age of our loans. It is typical for mortgage delinquencies to increase during the first few years of a loan portfolio’s life. Since our portfolio contains relatively few new loans, the delinquency ratio is increasing as the loans age and our percentage of new loans and the outstanding balance decreases. The conventional delinquency ratios are below the national average for conforming, fixed-rate mortgages.

For government-insured (FHA) mortgages, the delinquency rate is generally higher than for the conventional mortgages held in our portfolio. We rely on government insurance, which generally provides a 100% guarantee, as well as quality control processes, to maintain the credit quality of this portfolio. The 90-day delinquency ratio for FHA mortgages has increased from 2.58% to 3.10% while the percentage of FHA loans in foreclosure decreased from 3.04% to 3.02% during 2008. This is due to the aging of the portfolio described above as well as other credit factors. Also, we have not purchased any FHA loans since August 2006.

Although we have had no loan charge-offs in 2008, our policy is to charge-off a loan against our loan loss reserve when, after foreclosure, the liquidation value of the real estate collateral plus credit enhancements does not cover our mortgage loan balance outstanding, or when an estimated or known loss exists. A loss contingency will be recorded when, in management’s judgment, it is probable that impairment has occurred and the amount of loss can be reasonably estimated. Probable impairment is defined as the point at which we estimate, using current information and events, that we will be unable to collect all principal and interest contractually due.

Based on our analysis, and after consideration of LRA, SMI, and other credit enhancements, there was no allowance for credit losses on real estate mortgage loans at December 31, 2008, and 2007.

We are exposed to credit risk if a primary mortgage insurance provider fails to fulfill its claims payment obligations to us. As of December 31, 2008, we were the beneficiary of primary mortgage insurance coverage on $0.9 billion of conventional mortgage loans. We have analyzed our potential loss exposure to all of the mortgage insurance companies and do not expect incremental losses due to the decline in mortgage insurance company ratings. This expectation is based on the credit-enhancement features of our master commitments (exclusive of mortgage insurance), the underwriting characteristics of the loans that back our master commitments, the seasoning of the loans that back these master commitments, and the strong performance of the loans to date. We closely monitor the financial conditions of these mortgage insurance companies.

The following table shows the mortgage insurance companies and related primary mortgage insurance credit enhancement on loans held in our portfolio as of December 31, 2008, and the mortgage insurance company ratings as of February 28, 2009.

Mortgage Insurance Companies That Provide Mortgage Insurance Coverage

As of December 31, 2008

($ amounts in thousands)

Mortgage Insurance Company	Mortgage Insurance Company Ratings As of February 28, 2009			Balance of Loans with Primary Mortgage Insurance	Primary Mortgage Insurance	Percent of Total Mortgage Insurance Coverage
	S & P	Moody’s	Fitch
Radian	BBB+ Watch Negative	Ba3	Not rated	$119,957	$34,193	12.8%

Genworth	A+ Watch Negative	Baa2	Not rated	109,761	32,125	12.1%

CMG	AA- Outlook Negative	Not rated	AA Outlook Negative	15,570	4,063	1.5%

MGIC(1)	A- Watch Negative	Ba2	Not rated	308,271	87,896	33.0%

PMI	A- Watch Negative	Ba3	BBB+ Outlook Negative	66,385	18,947	7.1%

RMIC	A Outlook Negative	Baa2	A+ Outlook Negative	163,392	47,094	17.7%

United Guaranty	A- Watch Negative	A3	AA- Outlook Negative	111,170	32,255	12.1%
Triad	Not rated	Not rated	Not rated	34,080	9,926	3.7%
Other				120	37	0.0%

Total				$928,706	$266,536	100.0%

(1)	On March 13, 2009, S&P downgraded MGIC to BB with watch negative.

In addition to the LRAs, we have credit protection from loss on each loan, where eligible, through SMI, which provides sufficient insurance to cover credit losses to approximately 50% of the property’s original value (subject, in certain cases, to an aggregate stop-loss provision in the SMI policy). In the first quarter of 2005, we negotiated to obtain an aggregate loss/benefit limit or “stop-loss” on any master commitment contracts that equal or exceed $35,000,000. The stop-loss is equal to the total initial principal balance of loans under the master commitment contract multiplied by the stop-loss percentage, as is then in effect, and represents the maximum aggregate amount payable by the SMI provider under the SMI policy for that pool. Even with the stop-loss provision, the aggregate of the LRA and the amount payable by the SMI provider under an SMI stop-loss contract will be equal to or greater than the amount of credit enhancement required for the pool to have an implied NRSRO credit rating of at least AA at the time of purchase. Non-credit losses, such as uninsured property damage losses which are not covered by the SMI, can be recovered from the LRA to the extent that there has been no credit loss claim on those LRA funds. We will absorb losses beyond that level. Taken together, the LRA and the SMI provide credit enhancement on the pools of loans we purchase. Cost of credit enhancements for the years ended December 31, 2008, 2007, and 2006, are presented below:

Cost of Credit Enhancements

($ amounts in thousands)

	For the Year Ended December 31,
	2008	2007	2006
Average conventional MPP loans outstanding	$8,301,812	$8,830,062	$8,833,926

LRA contributions	6,034	6,444	6,467
SMI premiums	6,890	7,422	7,598

Cost of Credit Enhancements	$12,924	$13,866	$14,065

Cost of Credit enhancements as a % of average conventional MPP loans outstanding	0.16%	0.16%	0.16%

As of December 31, 2008, we were the beneficiary of SMI coverage on mortgage pools with a total unpaid principal balance of $8.1 billion. Two mortgage insurance companies provide all of the coverage under these policies.

As of February 28, 2009, both of these mortgage insurance companies have been downgraded to a rating lower than AA- by at least one of the three NRSROs. The table below shows the ratings of these companies as of February 28, 2009, and related SMI credit enhancement as of December 31, 2008.

Mortgage-Insurance Companies That Provide SMI Coverage

($ amounts in thousands)

Mortgage Insurance Company	S&P	Moody’s	Fitch	SMI
MGIC(1)	A- Watch negative	Ba2	Not rated	$159,414
Genworth	A+ Watch negative	Baa2	Not rated	37,419

Total				$196,833

(1)	On March 13, 2009, S&P downgraded MGIC to BB with watch negative.

Finance Agency regulations require us to use SMI providers that are rated at least AA- at the time the loans are purchased. If the SMI provider is downgraded subsequent to the purchase of the loans, the regulations require us to re-evaluate the covered mortgage pools for deterioration in credit quality and to allocate risk based capital to cover any potential loan quality issues. During the third quarter, we used a model to evaluate the entire MPP portfolio. This credit quality review was not limited to the downgrade of the SMI providers, but included factors such as home price changes. As of December 31, 2008, we are holding the required amount of risk-based capital allocated to MPP within required minimum standards. As noted in the table above, Genworth was downgraded to A+ by S&P on December 19, 2008. We continue to have discussions with the Finance Agency and the SMI providers concerning this ratings issue, but we are unable to predict what the final resolution will be.

The allowance for credit losses on real estate mortgage loans as of and for the five years ended December 31, 2008, is as follows:

Allowance for Credit Losses

As of and for the Year Ended December 31,

($ amounts in thousands)

	2008	2007	2006	2005	2004
Balance at the beginning of year	$0	$0	$0	$0	$574
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—

Net (charge-offs) recoveries	—	—	—	—	—
Provisions for credit losses	—	—	—	—	(574)

Balance at end of year	$0	$0	$0	$0	$0

The balances in the Allowance for Credit Losses reflect the loss expectations for the MPP loans for the years presented. As we gained experience with the MPP, we reevaluated the need for a loss reserve on this portfolio. During 2004, the reserve was reversed. We do not currently expect material losses on this portfolio. . Due to the home mortgage foreclosure crisis, limitations on the capacity and capabilities of our MPP servicers create additional operations risks for the Bank.

As described above, we perform periodic reviews of our portfolio to identify the losses expected in the portfolio and to determine the likelihood of collection of loans in the portfolio. As a result of these reviews, we have projected that each member’s LRA balance and the mortgage insurance coverage exceeds the expected losses in the portfolio. Should we have losses in excess of the collateral held, private mortgage insurance, if any, LRA and SMI, these would be recognized credit losses for financial reporting purposes. Since the inception of MPP, we have not experienced any losses in the MPP portfolio, and no material losses are considered probable at this time.

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

Lehman Brothers Holdings Inc., the guarantor for our counterparty, Lehman Brothers Special Financing (“Lehman”), declared bankruptcy on September 15, 2008. We provided notice of default based on the bankruptcy to Lehman Brothers Holdings Inc. on September 22, 2008, and designated September 25, 2008, as the early termination date under the International Swaps and Derivatives Association (“ISDA”) Master Agreement. At that time, we had $5.4 billion notional of derivatives transactions outstanding with Lehman and no collateral posted to Lehman. All of these transactions were terminated and certain transactions were replaced through other counterparties. We did not have any exposure to Lehman at the time of the bankruptcy and, at this time, we continue to not have any exposure to Lehman. We accounted for these transactions in accordance with SFAS 133 and they did not have a material impact on our financial results.

We maintain a policy requiring that interest rate exchange agreements be governed by an ISDA Master Agreement. Our current counterparties governed by these agreements include large banks and other financial institutions with a significant presence in the derivatives market that are rated A- or better by S&P and A3 or better by Moody’s. These agreements provide for netting of amounts due to us and amounts due to counterparties, thereby reducing credit exposure. Other counterparties include broker dealers used to transact forward contracts relating to TBA mortgage hedges. All counterparties are subject to credit review procedures in accordance with our RMP.

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

The following tables summarize key information on derivative counterparties. They provide information on a settlement date basis as of December 31, 2008 and 2007, respectively.

Derivative Agreements

Counterparty Ratings

At December 31, 2008

($ amounts in thousands)

S&P Rating	Notional Principal	Percentage of Notional Principal	Credit Exposure Before Collateral	Credit Exposure Net of Collateral
AAA	$1,954,713	5.3%	$—	$—
AA	17,779,166	48.3%	—	—
A	16,968,516	46.0%	74	74

Total	36,702,395	99.6%	74	74
Others(1)	153,773	0.4%	661	661

Total derivative notional	$36,856,168	100.0%	$735	$735

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

Operations Risk Management

Operations risk is the risk of unexpected losses attributable to human error, system failures, fraud, unenforceability of contracts, or inadequate internal controls and procedures. Our management has established policies and procedures to reduce the likelihood of operations risk. We conduct a comprehensive annual risk and control assessment that is designed to identify operational risks and evaluate the adequacy of the control structure. In addition, we have a strong internal audit department that independently reviews all functions within the Bank. The Director of Internal Audit reports directly to the Audit Committee of our board of directors.

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

Duration of Equity

Duration of equity is a measure of interest rate risk. It represents the percentage change in market value of our equity for a one percent parallel shift in the interest rate curves. We value our portfolios using two main interest rate curves, the LIBOR curve and the CO curve. The effective duration of each asset, liability, and off-balance sheet position is computed independently to determine our duration of equity. Our board determines acceptable ranges for duration of equity.

The following table summarizes the duration of equity levels for our total position:

Effective Duration of Equity Scenarios for the Following Changes in Interest Rates

	-200 bps(1)	0 bps	+200 bps
December 31, 2008	n/a	0.57 years	4.22 years
December 31, 2007	-5.33 years	3.43 years	2.19 years

(1)	Due to the current low interest rate environment, the -200 bps scenario does not apply.

Duration of equity decreased at December 31, 2008, compared to December 31, 2007, as interest rates decreased with short-term rates generally falling more than long-term rates. The duration of equity shortened because liabilities lengthened relative to assets in the portfolio.

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

Duration Gap

December 31, 2008	-0.2 months
December 31, 2007	+1.2 months

Convexity

Convexity measures how fast duration changes as a function of interest rate changes. Measurement of convexity is important because of the optionality embedded in the mortgage and callable debt portfolios. The mortgage portfolios demonstrate negative convexity given the prepayment option embedded in the underlying mortgage or in the mortgage-backed security. The negative convexity on the mortgage asset can be mitigated by the negative convexity of underlying callable debt liabilities. Convexity is routinely reviewed by management and used in developing funding and hedging strategies for acquisition of mortgage-based assets. A primary strategy for managing convexity risk arising from our mortgage portfolio is to incorporate callable debt into the funding of this portfolio. At the end of 2008, callable debt related to mortgage assets as a percentage of the net mortgage portfolio equaled 49.1%, compared to 58.6% at the end of 2007.

Market Risk-Based Capital Requirement

We are subject to the Finance Agency’s risk-based capital regulations. This regulatory framework requires the maintenance of sufficient permanent capital to meet the combined credit risk, market risk, and operations risk requirements. Our permanent capital consists of Class B Stock (including Mandatorily redeemable capital stock) and Retained earnings. The market risk-based capital requirement (“MRBC”) is the sum of two components. The first component is the market value of the portfolio at risk from movements in interest rates that could occur during times of market stress. This estimation is accomplished through an internal value-at-risk based modeling approach which was approved by the Finance Agency before the implementation of our Capital Plan. The second component is the amount, if any, by which the current market value of Total capital is less than 85% of the book value of Total capital.

MRBC is primarily based upon historical simulation methodology. The estimation incorporates scenarios that reflect interest rate shifts, interest rate volatility, and changes in the shape of the yield curve. These observations are based on historical information from 1978 to the present. In our application, MRBC is defined as the potential dollar loss from adverse market movements, measured over 120 business day time periods, with a 99.0% confidence interval, based on these historical prices and market rates. Monthly MRBC estimates for the years ended December 31, 2008, and 2007 are presented below.

Value at Risk
	At December 31,	High	Low	Average
2008	$156 million	$231 million	$109 million	$175 million
2007	$154 million	$247 million	$144 million	$201 million

Changes in Market Value of Equity between Base Rates and Shift Scenarios

We measure potential changes in the market value of equity based on the current month-end level of rates versus the market value of equity under large parallel rate shifts. This measurement provides information related to the sensitivity of our interest rate position. The change of the sensitivity of the market values of equity from 2007 to 2008 was primarily due to changes in interest rates.

Change in Market Value of Equity from Base Rates

	-200 bps(1)	+200 bps
December 31, 2008	n/a	-9.5%
December 31, 2007	-1.3%	-5.8%

(1)	Due to the current low interest rate environment, the -200 bps scenario does not apply.

Use of Derivative Hedges

We make use of derivatives in hedging our market risk exposures. The primary type of derivative employed is an interest rate exchange agreement or swap. Interest rate swaps increase the flexibility of our funding alternatives by providing specific cash flows or characteristics that might not be as readily available or cost-effective if obtained in the standard debt market. We also use TBAs, to temporarily hedge mortgage positions. In accordance with Finance Agency regulations and our board’s policies, we do not speculate using derivatives and do not engage in derivatives trading. Our primary hedging activities using interest rate swaps are detailed below.

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

The volume of derivative hedges is often expressed in terms of notional principal, which is the amount upon which interest payments are calculated. The following table highlights the notional amounts by type of derivative agreement as of December 31, 2008, and 2007.

Types of Derivative Agreements

By Notional Principal

($ amounts in thousands)

	As of December 31,
	2008	2007
Debt swaps
Bullet	$12,080,655	$4,184,114
Callable	3,637,000	7,346,370
Complex	755,000	1,948,080
Advances swaps
Bullet	12,857,510	12,444,770
Putable	5,597,000	4,985,050
Callable	171,845	—
Complex	1,000	1,000
GSE investment swaps	1,600,000	—
MBS swaps	1,385	1,689
Other swaps	1,000	—
TBA hedges	76,173	38,800
Mandatory delivery commitments	77,600	40,204
Swaptions	—	200,000

Total	$36,856,168	$31,190,077

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

The table below presents derivative instruments by hedged instrument as of December 31, 2008, and 2007.

Derivative Instruments by Hedged Instrument

Accrued Interest Excluded from the Fair Value

As of December 31,

($ amounts in thousands)

	2008		2007
	Total Notional	Estimated Fair Value	Total Notional	Estimated Fair Value
Advances
Fair value hedges	$18,616,355	$(1,241,153)	$17,429,820	$(355,885)
Economic hedges	12,000	(539)	1,000	(2)

Total	18,628,355	(1,241,692)	17,430,820	(355,887)

Investments
Fair value hedges	1,600,000	(306,251)	—	—
Economic hedges	1,385	48	1,689	(37)

Total	1,601,385	(306,203)	1,689	(37)

MPP loans
Economic hedges	77,600	(717)	238,800	(232)
Economic (stand-alone delivery commitments)	76,173	648	40,204	103

Total	153,773	(69)	279,004	(129)

COs — Bonds
Fair value hedges	13,094,000	165,726	12,987,070	15,385
Economic hedges	100,000	1,130	100,000	400

Total	13,194,000	166,856	13,087,070	15,785

COs — Discount notes
Economic hedges	3,278,655	5,415	391,494	(65)

	3,278,655	5,415	391,494	(65)

Total notional and fair value	$36,856,168	$(1,375,693)	$31,190,077	$(340,333)

Total derivatives excluding accrued interest		$(1,375,693)		$(340,333)
Accrued interest, net		19,191		47,744
Cash collateral held by (from) counterparty, net		296,978		(10,230)

Net derivative balance		$(1,059,524)		$(302,819)

Net derivative asset balance		$735		$1,926
Net derivative liability balance		(1,060,259)		(304,745)

Net derivative balance		$(1,059,524)		$(302,819)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be included in this Annual Report on Form 10-K begin on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. In designing and evaluating our DCP, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and that our management’s duties require it to make its best judgment regarding the design of our DCP. As of December 31, 2008, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer (the principal executive officer), Chief Financial Officer and Controller (the principal financial officers) of the effectiveness of the design and operation of our DCP pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Controller concluded that our DCP were effective as of December 31, 2008.

Internal Control Over Financial Reporting

Management’s Report on Internal Control over Financial Reporting. Our management’s report on internal control over financial reporting appears on page F-2 of this Annual Report and is incorporated herein by reference.

The effectiveness of our internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, (“ICFR”) as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in its report dated March 16, 2009, which appears on page F-3 of this Annual Report and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting. There were no changes in our ICFR that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our ICFR.

ITEM 9B.	OTHER INFORMATION

Appointment of Certain Officers

On March 13, 2009, our board of directors appointed Bradley A. Burnett, age 34, as First Vice President — Controller. Since Paul J. Weaver’s resignation on February 27, 2009, Mr. Burnett has served as the Bank’s principal accounting officer. Prior to his appointment as First Vice President — Controller, Mr. Burnett served as Vice President — Assistant Controller of the Bank since September 2007 and Assistant Vice President — Director of SEC Reporting and Accounting Policy, since joining the Bank in February 2006. Prior to coming to the Bank, Mr. Burnett was an Audit Manager at PricewaterhouseCoopers LLP in Indianapolis, Indiana where he worked from September 1997 until February 2006. We are conducting a search for a Chief Accounting Officer.

Amendment to Code of Ethics

On March 13, 2009, our board of directors approved revisions to the Bank’s Code of Conduct for directors, officers, employees and Advisory Council members to comply with Finance Agency regulations adopted pursuant to the HERA. Please refer to Exhibit 14.1 of this Annual Report on Form 10-K for the revised Code of Conduct.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

HERA, which became effective on July 30, 2008, significantly restructured the manner in which the FHLBs’ directors are elected. HERA divides the directorships of FHLBs into two categories, “member”

directorships and “independent” directorships. Both types of directorships are filled by a vote of the members. Elections for member directors are held on a state-by-state basis. Independent directors are elected at-large by all the members in the FHLB district without regard to the state. A Finance Agency Order issued September 24, 2008, provides that we shall have nineteen seats on our board of directors for 2009, consisting of five Indiana member directors, six Michigan member directors, and eight independent directors. Under HERA, member directorships must always make up a majority of the board seats, and the independent directorships must comprise at least 40% of the entire board. The term of office of directors elected after July 30, 2008, is four years, unless otherwise adjusted by the Director of the Finance Agency in order to achieve an appropriate staggering of terms (with approximately one-fourth of the directors’ terms expiring each year). Directors may not serve more than three consecutive full terms.

Under HERA, there are two types of independent directors:

•

Public interest directors. We are required to have at least two public interest directors. Before names are placed on the ballot, nominee eligibility will be verified via application and eligibility certification forms prescribed by the Finance Agency. Public interest directors must have more than four years’ experience in representing consumer or community interests in banking services, credit needs, housing, or consumer financial protections. The Finance Agency will deem existing public interest directors who qualified and were designated under previous Bank Act provisions to be public interest directors for the remainder of their current terms

•

Other independent directors. Independent directors must have demonstrated knowledge or experience in auditing or accounting, derivatives, financial management, organizational management, project development or risk management practices, or other expertise established by Finance Agency regulations. In order for an independent director candidate to be elected, a candidate must receive at least 20% of the votes which are eligible to be cast. HERA prohibits an independent director from serving as an officer of any FHLB and from serving as a director, officer, or employee of any member of the FHLB on whose board the director sits, or of any recipient of any Advances from that FHLBank. The Finance Agency will impose HERA’s requirements on newly elected independent directors.

On October 17, 2008, our board of directors amended our bylaws to reflect statutory and regulatory changes brought about by HERA. See our Current Reports on Form 8-K filed on October 20, 2008; November 10, 2008; November 19, 2008; and January 9, 2009, respectively, for more information regarding director elections after HERA. See “Item 4 — Submission of Matters to a Vote of Security Holders,” and the “Regulatory Developments” section of “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation,” above, for more information regarding director elections.

Our directors are listed in the table below. The information below includes all directors that served in 2008 and current directors as of March 13, 2009.

Name	Age	Director Since	Term Expires	Independent (elected by District) or Member (elected by State)
Paul D. Borja	48	2/19/2008	12/31/2010	Member (MI)
Jonathan P. Bradford	59	4/24/2007	12/31/2012	Independent(1)
Paul C. Clabuesch	60	1/1/2003	12/31/2010	Member (MI)
Christine A. Coady	45	3/14/2008	12/31/2010	Independent(1)
Charles L. Crow	65	1/1/2002	12/31/2010	Member (IN)
Gregory F. Ehlinger	46	8/4/2005	12/31/2009	Member (IN)
Robert F. Fix	62	1/1/1999	12/31/2008	Member (IN)
Timothy P. Gaylord	54	1/1/2005	12/31/2010	Member (MI)
Michael J. Hannigan, Jr.	64	4/24/2007	12/31/2009	Independent
Carl E. Liedholm	68	1/1/2009	12/31/2012	Independent
James L. Logue, III	56	4/24/2007	12/31/2009	Independent
Robert D. Long	54	4/24/2007	12/31/2011	Independent

Name	Age	Director Since	Term Expires	Independent (elected by District) or Member (elected by State)
James D. MacPhee	61	1/1/2008	12/31/2010	Member (MI)
Michael F. Petrie	55	5/11/2007	12/31/2008	Member (IN)
Jeffrey A. Poxon	62	6/15/2006	12/31/2009	Member (IN)
John L. Skibski	44	1/1/2008	12/31/2010	Member (MI)
Elliot A. Spoon, Esq.	58	2/19/2008	12/31/2010	Independent
Thomas R. Sullivan	58	1/1/2004	12/31/2009	Member (MI)
Larry A. Swank	66	1/1/2009	12/31/2010	Independent
Maurice F. Winkler, III	53	1/1/2009	12/31/2012	Member (IN)
Christopher A. Wolking	49	1/1/2009	12/31/2012	Member (IN)

(1)	In 2008, before the law was changed, Mr. Bradford and Ms. Coady were designated by the Federal Housing Finance Board as community interest directors. In the 2008 independent director election, Mr. Bradford was elected as a public interest director.

The following is a summary of the background and business experience of each of our directors. Except as otherwise indicated, for at least the last five years, each director has been engaged in his or her principal occupation described below:

Paul D. Borja is the Executive Vice President and Chief Financial Officer of Flagstar Bank in Troy, Michigan, and has held that position since 2005. From 1997 — 2005, Mr. Borja was a partner in the law firm Kutak Rock LLP in Washington, D.C. and was partner in other law firms from 1990 to 1999. Prior thereto, Mr. Borja practiced as a CPA with a Big Four accounting firm and other firms since 1982.

Jonathan P. Bradford is the President and CEO of Inner City Christian Federation of Grand Rapids, Michigan, and has held that position since 1981. Mr. Bradford also serves as the Vice President of the Board of the Michigan Non-Profit Housing Corporation and is a board member of the Genesis Non-Profit Housing Corporation in Grand Rapids, Michigan.

Paul C. Clabuesch is the Chairman, President, and Chief Executive Officer of Thumb Bancorp, Inc., a bank holding company, and Thumb National Bank and Trust, in Pigeon, Michigan. Mr. Clabuesch also is the Chairman of the Board of Trustees of Scheurer Hospital, Pigeon, Michigan, and has served on that board since 1975.

Christine A. Coady is the President and CEO of Michigan Interfaith Trust Fund in Lansing, Michigan, having served in that position since October 2004. She has held various positions with the Trust since 1989.

Charles L. Crow is the Chairman, President, and Chief Executive Officer of Community Bank in Noblesville, Indiana, and Chairman of Community Bancshares, Inc., a bank holding company in Noblesville, Indiana.

Gregory F. Ehlinger is the Senior Vice President and Chief Financial Officer of Irwin Financial Corporation, a bank holding company in Columbus, Indiana, and a director of Irwin Union Bank and Trust Company and Irwin Union Bank, FSB, its bank subsidiaries.

Robert F. Fix, PhD. is the Vice Chairman of Richmond Mutual Bancorporation, a bank holding company in Richmond, Indiana. Mr. Fix is the Vice Chairman of First Bank, Richmond, NA, Richmond, Indiana and the Chairman of AmericanTrust, FSB in Peru, Indiana. Since October 2000, Mr. Fix has also served as a director of ProCentury Corporation, which became a publicly traded insurance holding company in 2004. Mr. Fix was named lead director for that company in August 2005.

Timothy P. Gaylord is the President and Chief Executive Officer of Capital Directions, Inc., a bank holding company in Mason, Michigan, and Mason State Bank, its banking subsidiary.

Michael J. Hannigan, Jr. is President of The Hannigan Company, LLC in Carmel, Indiana, and has held that position since 2006 when he formed that company. From 1996 to 2006, Mr. Hannigan was the Executive Vice President and a director of The Precedent Companies, Inc. Mr. Hannigan currently serves on the Indiana Builders Association Task Force on Predatory Lending.

Carl E. Liedholm is a Professor of Economics at Michigan State University in East Lansing, Michigan, and has held that position since 1965.

James L. Logue, III is the Senior Vice President and Chief Operating Officer of Great Lakes Capital Fund in Lansing, Michigan, and has held that position since September 2003. Prior to that time, Mr. Logue served as the Executive Director of the Michigan State Housing Development Authority since 1991. Mr. Logue also serves as a board member and treasurer of the Community Economic Development Association of Michigan and as a board member of Sparrow Home Health Care of Lansing, Michigan, and Habitat for Humanity of Detroit, Michigan.

Robert D. Long, CPA, retired from KPMG, LLP on December 31, 2006, where he was the Office Managing Partner in the Indianapolis, Indiana office since 1999 and had served as an Audit Partner for KPMG since 1988. Mr. Long serves as Board Chairman for Kenra, Ltd.

James D. MacPhee is the Chief Executive Officer and a director of Kalamazoo County State Bank in Schoolcraft, Michigan, and has served in that position since 1990. Mr. MacPhee also serves as a director of First State Bank in Decatur, Michigan. Mr. MacPhee is currently the chairman of the Village of Schoolcraft Downtown Development Authority board.

Michael F. Petrie is Chairman and Chief Executive Officer of Greensfork Township State Bank in Spartanburg, Indiana. He has held that position since March 2002 and was named the Chairman and Chief Executive Officer of P/R Bancorp, the holding company of Greensfork Township State Bank in January 2007. Mr. Petrie also serves as the President of P/R Mortgage and Investment Corp, a subsidiary of Greensfork Township State Bank.

Jeffrey A. Poxon, CFA, is the Senior Vice President — Investments and Chief Investment Officer of The Lafayette Life Insurance Company in Lafayette, Indiana. He is also a director of LSB Financial Corporation, Lafayette, Indiana and a director of its banking subsidiary, Lafayette Savings Bank, FSB in Lafayette, Indiana.

John L. Skibski has served as the Executive Vice President and Chief Financial Officer of Monroe Bank and Trust in Monroe, Michigan, and has held those positions since January 2004. Mr. Skibski is also a director of MBT Financial Corp. and Monroe Bank and Trust and also serves as the Secretary-Treasurer and a director of MBT Credit Company, a subsidiary of Monroe Bank and Trust. Mr. Skibski also serves on the Internal Audit Committee of the Michigan Bankers Association.

Elliot A. Spoon, Esq. is a Professor of Law in Residence at Michigan State University College of Law in East Lansing, Michigan. Mr. Spoon is also Of Counsel with the law firm Jaffe, Raitt, Heuer, & Weiss, PC in Southfield, Michigan.

Thomas R. Sullivan has served as the President, Chief Executive Officer, and a director of Firstbank Corporation, a multi-bank holding company in Alma, Michigan, since 2000. Mr. Sullivan was President and Chief Executive Officer of Firstbank (Mt. Pleasant), a state bank subsidiary in Mt. Pleasant, Michigan, from 1991 through January 2007.

Larry A. Swank is President and CEO of Sterling Group, Inc. and affiliated companies in Mishawaka, Indiana. Mr. Swank is also a director of the National Association of Home Builders.

Maurice F. Winkler, III is President and CEO of Peoples Federal Savings Bank of DeKalb County in Auburn, Indiana. He is also President and CEO of Peoples Bancorp, the holding company of Peoples Federal Savings Bank of DeKalb County. Mr. Winkler has held those positions since 1996. He has also been a director of Peoples Bancorp since 1993.

Christopher A. Wolking is the Senior Executive Vice President and Chief Financial Officer of Old National Bancorp in Evansville, Indiana, and has held those positions since January 2005. Prior to that time, he served as Senior Vice President and Treasurer of Old National Bancorp since February 1999.

Executive Officers

Our executive officers are listed in the table below. Each officer serves a term of office of one calendar year or until the election and qualification of his or her successor; provided, however, that pursuant to the Bank Act, our board may dismiss any officer at any time.

Except as indicated below, each officer has been employed in the principal occupation listed below for at least five years.

Name	Age	Position
Milton J. Miller, II(1)	53	President — Chief Executive Officer
Paul J. Weaver(2)	48	Senior Vice President — Chief Accounting Officer
Cindy L. Konich(3)	52	Senior Vice President — Chief Financial Officer
Jonathan R. West(4)	52	Senior Vice President — Administration, General Counsel, Corporate Secretary, and Ethics Officer
Douglas J. Iverson(5)	59	Senior Vice President — Director of Marketing
Michael R. Barker(6)	47	Senior Vice President — Planning and Reporting
Gregory L. Teare(7)	55	Senior Vice President — Chief Banking Officer
Bradley A. Burnett(8)	34	First Vice President — Controller

(1)	Mr. Miller, formerly the Senior Vice President — Chief Financial Officer, retired from the Bank effective December 29, 2006. Mr. Miller was selected by our board to serve as President — Chief Executive Officer effective July 16, 2007. Mr. Miller was appointed to the board of the Resolution Funding Corporation on September 12, 2007, and was appointed to the board of Pentegra Retirement Services on January 15, 2008. Pentegra Retirement Services is a not-for-profit cooperative that is a national provider of full-service community bank retirement programs, including those provided to our employees.
(2)	Mr. Weaver was appointed by our board of directors as Senior Vice President — Acting Chief Accounting Officer effective December 30, 2006, and was confirmed as Senior Vice President — Chief Accounting Officer effective September 17, 2007. Prior to that appointment, Mr. Weaver was the Senior Vice President — Controller. Mr. Weaver voluntarily resigned from the Bank effective February 27, 2009. See our Current Report on Form 8-K filed on February 20, 2009.
(3)	Ms. Konich was appointed by our board of directors as First Vice President — Acting Chief Capital Markets Officer, effective December 30, 2006, and was named Senior Vice President — Chief Financial Officer, effective September 17, 2007. Prior to that appointment, Ms. Konich was the First Vice President — Treasurer.
(4)	Mr. West was appointed by our board of directors as Senior Vice President — Administration, General Counsel, Corporate Secretary, and Ethics Officer on September 17, 2007. Prior to that appointment, Mr. West was the Senior Vice President — General Counsel and Corporate Secretary.
(5)	Mr. Iverson was appointed by our board of directors as Senior Vice President — Acting Chief Operating Officer effective December 30, 2006, and served in that capacity until September 17, 2007, at which time Mr. Iverson was named Senior Vice President — Director of Marketing. Mr. Iverson commenced his career at the Bank as the Mortgage Purchase Program Manager in January 2005 and was promoted to Senior Vice President — Mortgage Purchase Program in May 2005. From 2000 to 2005, Mr. Iverson served as Executive Vice President, Retail/Mortgage for Fifth Third Bank, headquartered in Cincinnati, Ohio, from 2000 to 2005.

(6)	Mr. Barker was appointed by our board of directors as Senior Vice President — Planning and Reporting effective September 29, 2008, and from February 2006 to September 29, 2008, he served as Senior Vice President — Chief Risk Officer. Prior to that date he was the Senior Vice President — Director of Internal Audit. Mr. Barker voluntarily retired from our Bank effective March 13, 2009. See our Current Report on Form 8-K filed on March 6, 2009.
(7)	Mr. Teare was hired September 15, 2008, and was appointed by our board of directors as Senior Vice President — Chief Banking Officer on September 19, 2008. He served as Risk Management Senior Manager for PricewaterhouseCoopers in Seattle, Washington, from 2006 to 2008 and as Vice President and Director of Mortgage Purchase at the FHLB of Seattle from 2000 to 2005. In our Current Report on Form 8-K filed on September 16, 2008, in connection with the hiring of Mr. Teare, we reported that he would be paid a relocation bonus of approximately $75,000. That figure was net of withholdings for applicable taxes.
(8)	Mr. Burnett was appointed as First Vice President — Controller effective March 13, 2009. Since Mr. Weaver’s resignation on February 27, 2009, Mr. Burnett has served as the Bank’s principal accounting officer. Prior to his appointment as First Vice President — Controller, Mr. Burnett served as Vice President — Assistant Controller of the Bank since September 2007 and Assistant Vice President — Director of SEC Reporting and Accounting Policy, since joining the Bank in February 2006. Prior to coming to the Bank, Mr. Burnett was an Audit Manager at PricewaterhouseCoopers LLP in Indianapolis, Indiana where he worked from September 1997 until February 2006.

Code of Conduct

We have a Code of Conduct that is applicable to all directors, officers, and employees and the members of our Affordable Housing Advisory Council. The Code of Conduct is available on our website at www.fhlbi.com by clicking on “About” and then selecting “Code of Conduct” from the drop down menu. Interested persons may also request a copy by contacting us, Attention: Corporate Secretary, FHLB of Indianapolis, 8250 Woodfield Crossing Boulevard, Indianapolis, IN 46240.

Nominating Committee

Our board does not have a nominating committee with respect to member director positions because, as provided in the Bank Act and Finance Agency regulations, member directors are nominated by the members. Pursuant to HERA and an interim final rule issued by the Finance Agency (published in the Federal Register on September 26, 2008, and effective on that date), the Executive/Governance Committee of the board, after consultation with our Advisory Council, recommends candidates for the independent director positions on our board. Under the September 26 interim final rule, the board then submits independent director candidates to the Finance Agency for its review and comment. Once the Finance Agency has accepted the candidates for the independent director positions, we hold a district-wide election for those positions.

The board, with input from the Executive/Governance Committee, elects a chairman and a vice chairman to two-year terms.

Audit Committee and Audit Committee Financial Expert

Our board has an Audit Committee that was comprised of the following members as of December 31, 2008:

Gregory F. Ehlinger, Audit Committee Chairman

Timothy P. Gaylord, Audit Committee Vice Chairman

Jeffrey A. Poxon

Robert D. Long

John L. Skibski

Elliot A. Spoon

Paul C. Clabuesch, Ex-Officio Voting Member

The 2009 Audit Committee is made up of the following members as of March 13, 2009:

Gregory F. Ehlinger, Audit Committee Chairman

Robert D. Long, Audit Committee Vice Chairman

Timothy P. Gaylord

Jeffrey A. Poxon

John L. Skibski

Elliot A. Spoon

Paul C. Clabuesch, Ex-Officio Voting Member

Our board has determined that Mr. Ehlinger is its Audit Committee Financial Expert due to his experience as the chief financial officer of a major financial institution that is listed on the New York Stock Exchange (“NYSE”) and his experience managing SEC reporting and the audit process as an audit committee member for a NASDAQ traded company prior to its acquisition by a private equity firm. Mr. Ehlinger also holds a Master’s Degree in Business Administration. As discussed more fully in “Item 13. Certain Relationships and Related Transactions” herein, while Mr. Ehlinger meets the tests for independence under the regulations of the Finance Agency, our board has determined that no member director may qualify as “independent” under the NYSE rules definition, due to the cooperative nature of the FHLB with its members.

Section 1112 of HERA requires the FHLBs to comply with the substantive audit committee director independence rules applicable to issuers of securities under the rules adopted pursuant to the Exchange Act. Those rules provide that, to be considered an independent member of an audit committee, the director may not be an affiliated person of the Exchange Act registrant. The term “affiliated person” means a person that directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, the registrant. The rule provides a “safe harbor,” whereby a person will not be deemed an affiliated person if the person is not the beneficial owner, directly or indirectly, of more than 10% of any class of voting securities of the registrant. All of our Audit Committee member directors’ institutions presently meet this safe harbor.

Section 16(a) Beneficial Ownership Reporting Compliance

Not Applicable.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation

The Human Resources Committee (“HR Committee”) serves as the Compensation Committee of the board of directors and is made up solely of directors. No officers or employees of the Bank serve on the HR Committee. Further, no director serving on the HR Committee has ever been an officer of the Bank or had any other relationship which would be disclosable under Item 404 of Regulation S-K.

Compensation Committee Report

The HR Committee has reviewed and discussed with Bank management the “Compensation Discussion and Analysis” that follows and, based on such review and discussions, has recommended to our board that the Compensation Discussion and Analysis be included in the Bank’s Annual Report on Form 10-K for fiscal year 2008. As of December 31, 2008, the 2008 HR Committee was comprised of the following members:

Thomas R. Sullivan, HR Committee Chairman

Michael J. Hannigan, Jr., HR Committee Vice Chairman

Charles L. Crow

Gregory F. Ehlinger

Robert D. Long

James D. MacPhee

Paul C. Clabuesch, Ex-Officio Voting Member

The 2009 HR Committee is made up of the following members as of March 13, 2009:

Thomas R. Sullivan, HR Committee Chairman

Michael J. Hannigan, Jr., HR Committee Vice Chairman

Christine A. Coady

Charles L. Crow

Gregory F. Ehlinger

Robert D. Long

James D. MacPhee

Paul C. Clabuesch, Ex-Officio Voting Member

Compensation Discussion and Analysis

Overview

Our executive compensation program is overseen by the Executive/Governance and HR Committees and ultimately by the entire board. The HR Committee meets at scheduled times throughout the year (five times in 2008) and reports regularly to the board on its recommendations. In carrying out its responsibilities and duties, the HR Committee has the authority to obtain advice and assistance from outside legal counsel, compensation consultants, and other advisors as the HR Committee deems necessary, with all fees and expenses paid by the Bank.

Section 1113 of HERA gives the Director of the Finance Agency authority to prevent the FHLBs from paying compensation to their executive officers that is not reasonable and comparable with compensation for employment in other similar businesses (including other publicly-held financial institutions or major financial services companies) involving similar duties and responsibilities. Pursuant to this authority, on October 1, 2008, the Finance Agency directed the FHLBs to begin providing information to the Finance Agency concerning all compensation actions relating to the respective FHLBs’ five most highly compensated officers. This information is to be provided to the Finance Agency at least four weeks in advance of any planned board decision with respect to those compensation actions, along with supporting materials, including studies of comparable compensation. We have been providing information to the Finance Agency as required by its October 1 directive. Section 1117 of HERA also provides general statutory authority through December 31, 2009, for the Director of the Finance Agency to approve, disapprove or modify executive compensation of the FHLBs.

Compensation Philosophy and Objectives

The compensation program for executives is designed to enable us to attract, motivate and retain talented executives. We strive to provide an aggregate compensation opportunity that is generally competitive with prevailing practices, aligns stockholder and executive interests, and reflects total compensation that is consistent with performance and business results. A principal compensation guideline of the HR Committee is that there is a strong link between individual and Bank performance and executive pay.

The compensation program was designed to reward:

•	the attainment of performance goals of both the Bank and the named executive officers (“NEOs”);

•	the implementation of short- and long-term business strategies;

•	the accomplishment of our public policy mission;

•	the effective and appropriate management of financial, operational, reputational, regulatory, and human resources risks;

•	the growth and enhancement of NEO leadership and functional competencies; and

•	the accomplishment of goals to maintain an efficient cooperative system.

The board continues to review these goals and the compensation alternatives available and may make changes in the program from time to time to better achieve these goals.

We are not able to offer market-based equity compensation because we are a cooperative and only member institutions can own our stock. Without equity incentives to attract and reward executive officers, we provide alternative compensation and benefits such as cash incentive opportunities and pension and other retirement benefits.

Role of the Executive/Governance and HR Committees in Setting Executive Compensation

The Executive/Governance and HR Committees intend that the executive compensation program should be aligned with our short-term and long-term business objectives and focus executives’ efforts on fulfilling these objectives. The Executive/Governance Committee researches and recommends the President — CEO’s salary to the board. The President — CEO approves the salaries of the other NEOs. These increases are discussed with the HR Committee. The percentage of salary increases that will apply to merit and promotional equity increases for each year’s budget is recommended by the HR Committee to the Budget/Information Technology Committee for approval by the board. The benefit plans that will be offered, and any changes to those plans from year to year, are approved by the board after review and recommendation by the HR Committee. The HR Committee also recommends the goals, payouts and qualifications for both the annual incentive plans and the long-term incentive (“LTI”) plan for board review and approval.

Role of Executive Officers in the Compensation Process

The executive officers assist the HR Committee and the board by working with any compensation consultants hired by the board or HR Committee. The Director of HR & Administration also assists by gathering research on compensation trends, peer groups, cost of living, and other market data requested by the President-CEO, the HR Committee, the Audit Committee, or the board. Additionally, the Director of HR & Administration makes recommendations regarding officer appointments and salary levels for all Bank employees, which are evaluated by senior management or one of the board committees, depending on the position. Further, senior management prepares the strategic plan financial forecasts for the board and the Budget/Information Technology Committee, which are then used to establish the goals and payout terms for the incentive compensation plans.

Role of Compensation Consultants in Setting Executive Compensation

The salary and benefit benchmarks we use to establish reasonable and competitive compensation for our employees are the competitor groups established by Aon Consulting and its affiliate, McLagan Partners, or other consultants authorized by the Board. The primary competitor groups’ benchmarks are a set of regional/commercial banks and other companies (“Primary Peer Group”). The other eleven FHLBs are the secondary peer group (“Secondary Peer Group”), including a sub-set of “non-metro” FHLBs which excludes Atlanta, Chicago, New York and San Francisco. The Primary and Secondary Peer Groups are collectively referred to as (“Peer Groups”). For certain positions, with input from the salary and benefits consultants, we use job specific benchmarks for similar jobs which may or may not reflect actual job responsibilities, but are determined by the consultant to be market comparable and represent realistic employment opportunities. For example, the President-CEO of our Bank would not necessarily be compared to the President-CEO of a Primary Peer Group company, rather may be compared to the President-CEO of a division of that Primary Peer Group. The institutions currently in the Primary Peer Group are:

Abbey Financial Markets	HSBC Corporate, Investment Banking & Markets
ABN AMRO	HSBC Investment Banking Technology
Accenture	Hypo Vereinsbank
AIG	ICAP
ALLCO Finance Group	ING
AllianceBernstein L.P.	ITG
Allianz Global Investors	Jackson National Life
Allianz Life Insurance of North America	Janney Montgomery Scott Inc.
Allied Irish Bank	JP Morgan Fleming Asset Management
American Express	Keefe, Bruyette & Woods, Inc.

Ameriprise Financial, Inc.	KeyCorp
Archelon	KPMG
Australia & New Zealand Banking Group	Landesbank Baden-Wurttemberg
AXA Investment Managers	Lava Trading Inc.
Banco Santander	Legg Mason, Inc.
Bank of America	Lloyds TSB
Bank of New York	M&T Bank Corporation
Bank of Tokyo — Mitsubishi UFJ	Man Group plc
Barclays Capital Group	Mellon Financial Corporation
Barclays Global Investors	Metropolitan Life Insurance Company
Bayerische Landesbank	Mizuho Corporate Bank, Ltd.
B.C. Ziegler & Co	Montgomery & Co, LLC
Black River Asset Management	Morgan Keegan & Company, Inc.
BMO Financial Group	Morgan Stanley Asset Management
BNP Paribas	National City Corporation
BOK Financial Corporation	NATIXIS
Boston Stock Exchange	Needham & Co.
Branch Banking & Trust Co.	New York Stock Exchange, Inc.
Broadpoint Securities Group	NewStar Financial Inc
Brown Brothers Harriman & Co.	Nollenberger Capital
Cain Brothers & Company, LLC	Northern Trust Corporation, The
Calyon Financial Inc.	Northwestern Mutual Life Insurance Company
Capital One	Piper Jaffray
Cargill	PNC Bank
Chicago Mercantile Exchange	PricewaterhouseCoopers
CIBC World Markets	Prudential Financial
Citigroup	Rabobank Nederland
Citigroup Alternative Investments	Raymond, James & Associates
Citigroup Corporate Center	Robert W. Baird & Co. Inc.
Citigroup Global Wealth Management	Royal Bank of Canada
Citigroup Investment Research	Royal Bank of Scotland/Greenwich Capital
Commerzbank	Russell Investment Group
Compass Bancshares, Inc.	Sagent Advisors Inc.
Constellation Energy Group	Securities America
Cushman & Wakefield, Inc.	Signal Hill Capital Group
Depfa Bank plc	Silicon Valley Bank
Depository Trust & Clearing Corporation	Societe Generale
Deutsche Asset Management	Sovereign Bank
Dresdner Kleinwort	Standard Chartered Bank
Dresner Partners	State Street Bank & Trust Company
DVB Bank	Sumitomo Mitsui Banking Corporation
DZ Bank	SunTrust Banks
EquiLend	Synovus
Federal Reserve Bank of Boston	TD Securities
Fidelity Investments	The Bank of Nova Scotia
Fifth Third Bank	The CIT Group
Fimat USA, Inc.	The Sumitomo Trust & Banking Co., Ltd.
Financial Industry Regulatory Authority	TIAA-CREF
FitchRatings Ltd	UBS Global Asset Management
Fortis Financial Services LLC	Union Bank of California
Freddie Mac	Wachovia Corporation
GE Commercial Finance	Washington Mutual
GMAC	Wells Fargo Bank
Harris Williams	WestLB
Harvard Management Company, Inc.	Westpac Banking Corporation
Hess Corporation	William Blair & Company
HSBC Bank

The HR Committee attempts to approximately target the median market level (within ± 5%) of the salary and benefits benchmarks, based on our culture of expecting above-peer financial performance, stability, prudent risk taking and conservative operating philosophies. Also, individual employee differences, including job performance results, responsibilities, experience and tenure, are considered by senior management when establishing individual base salaries.

The board engaged Aon Consulting and its affiliate, McLagan Partners, to complete a comprehensive compensation review including salary and benefits with an emphasis on the retirement plans. Their engagement was limited to this comprehensive review with respect to our compensation and benefits and did not include consultation concerning hiring or staffing matters. This review was completed in May 2008 and resulted in modifications to our compensation philosophy and structure as follows:

•	The Short-Term Incentive (“STI”) plan was increased for all of our officers except Assistant Vice Presidents;

•	The LTI Plan was established for Senior Vice Presidents, the Director of Internal Audit, and the President-CEO; and

•	Effective July 1, 2008, all new hires will be enrolled in a new defined benefit plan.

These modifications are further described in the following sections.

Elements of Compensation Used to Achieve Compensation Philosophy and Objectives

The total compensation mix for 2008 was made up of:

(1)	base salaries;

(2)	annual short-term incentive opportunities;

(3)	long-term incentive opportunities;

(4)	retirement benefits; and

(5)	perquisites/benefits

Base Salaries

Unless otherwise described, the term “base salary” as used herein refers to an individual’s annual salary, before considering incentive compensation, bonus, service awards, perquisites, deferred compensation, taxes, or any other adjustments that may be elected or required. The base salary for the President — CEO is established annually by the board after review by our Executive/Governance Committee. The President — CEO reviews and adjusts the base salary levels for the other NEOs on an annual basis. These adjustments are reviewed by the board, but are not subject to HR Committee or board approval. The base salaries for all NEOs may be adjusted depending upon each executive’s qualifications, responsibilities, assessed performance contribution, tenure, position held and competitive salary relative to similar positions in the Peer Groups. Base salaries for 2008 were generally set between the 50th and 75th percentile of executive salaries in the Peer Groups. For 2008, the HR Committee recommended, and the board approved, merit and market-based increases averaging 3.7% for all employees with individual increases based on individual performance. An additional 1.1% was approved for promotional increases and equity adjustments.

At year-end 2007, Mr. Miller did not receive an adjustment in 2008 base salary. Subsequently, an equity and job performance adjustment was made to his base salary, raising his annual base salary to $500,006 retroactive to December 24, 2007. Effective for plan year 2008 and thereafter until amended by the board, the President’s STI plan opportunity will be 30% of annual base for threshold, 50% of base for target, and 70% of base for maximum. The prior plan had a 50% of base maximum incentive opportunity. The new retroactive base salary was used for the 2008 executive incentive plan pay-out computation. The Executive/Governance Committee approved a merit increase of 3.7% for 2009, raising his annual base salary to $518,518.

With respect to the base salary for Cindy L. Konich, an equity adjustment was made to her base salary, raising her annual base salary to $300,014 retroactive to December 24, 2007. The new retroactive base salary was used for the 2008 executive incentive plan pay-out computation.

On October 16, 2008, the HR Committee recommended and the board approved 2009 merit and market-based increases averaging 3.7% of annual base salaries as of the last pay period of 2008 for all employees. An additional 1.75% was approved for promotional and equity adjustments. These amounts were then incorporated in our 2009 operating budget approved by our board on November 14, 2008. Within this budget, the President — CEO, after discussion with the HR Committee, provided the following adjustment to the other NEOs for their base salaries for 2009:

Executive Officer	Merit Increase % for 2009	2009 base salary
Paul J. Weaver	5.0	$222,586
Cindy L. Konich	3.7	311,115
Jonathan R. West	5.0	285,896
Douglas J. Iverson	3.4	216,684

Annual Short-term Incentive Opportunities

Generally, as an executive’s level of responsibility increases, a greater percentage of total compensation is based on our overall performance. Our annual incentive plan has a measurement framework that rewards both profits and member product usage, consistent with our mission.

Under the 2008 STI Plan there were four mission goals for all employees (including the NEOs), excluding those in the Internal Audit Department whose annual incentive compensation is not based upon our performance. These goals are tied to potential dividend, Advances, MPP volume, and the total amount of CIP Advances originated. The goals are weighted based upon overall impact on our profitability, and the plan establishes Threshold, Target, and Maximum performance goals.

The 2009 STI Plan was approved by the board on January 23, 2009, and is based on the internal financial forecast prepared by management at that time. If the 2009 budget is met, the 2009 payout will approximate 75% of the plan’s incentive payment opportunities. The 2009 STI Plan is based on similar goals as the 2008 STI Plan, but with adjustments to the minimum thresholds, performance targets, and maximum performance goals. The change in goals from 2008 to 2009 reflects our strategy and current and expected market conditions.

However, by resolution, the board may reduce or eliminate a payout that was otherwise earned under this plan, if the board finds that a serious, material safety or soundness problem or a serious, material risk management deficiency exists at the Bank. To be eligible to receive a payment under the STI Plan, the employee must be employed on the last work day of the plan year. In the event a participant terminates employment during the plan year, they will not be eligible to receive incentive payments under the STI Plan, unless the termination is due to death, disability, or scheduled retirement. In these cases or where the board otherwise determines the incentive payment is appropriate, the payment shall be made on a pro-rata monthly basis earned through the date of termination assuming a satisfactory or better job performance record up to the date of termination.

For officers participating in the 2008 and 2009 STI plans, the percent of annual base salary incentive opportunities are as follows:

	Short-Term Incentive Plan
Eligible Participants	Threshold(1)	Target(1)	Maximum(1)
President-CEO	30.0%	50.0%	70.0%
Senior Vice Presidents	20.0%	30.0%	40.0%

(1)	For STI planning purposes, the Threshold performance goals for overall salary and benefits administration should, over a ten-year horizon, be achieved approximately ten percent (10%) of the time. The Target is based generally on budget forecast objectives, plus a five percent (5%) stretch, and ordinarily should be achieved. The Maximum represents truly exceptional performance (e.g., budget +15%), accomplished approximately ten percent (10%) of the time.

These incentive goals were derived from, and each is specifically aligned to, our strategic plan and financial forecast that were prepared by management and approved by the board. The HR Committee and Budget/Information Technology Committee each reviewed the STI Plan before recommending the 2008 STI Plan to the full board, which approved the amended plan on May 22, 2008. We attained 100% of the mission goals under the 2008 STI Plan, resulting in an incentive payment for the CEO of 70% of his base salary (100% goal attainment x 70% of base pay opportunity = 70% payout), while the other NEOs received an incentive payment of 40% of their base salary (100% goal attainment x 40% of base pay opportunity = 40% payout).

Long-term Incentive Opportunities

To remain market-competitive at the median level of the benchmarks, to promote stability in earnings, and to facilitate our long-term safe and sound operation, the board established, commencing retroactively to January 1, 2008, an LTI based on a rolling three-year performance period. For example, LTI Plan payments earned for the 2008-2010 plan period will be paid in 2011, and payments earned for the 2009-2011 plan period will be paid in 2012. Any payments under the LTI Plan will not be included in a participant’s compensation for purposes of calculating a benefit under the Pentegra Defined Benefit Retirement Plan or the 2005 Supplemental Executive Retirement Plan. In general, an award will be earned, and therefore vested, if the applicable performance goals for the period are satisfied and the participant is employed on the last day of the performance period. An LTI Plan award is forfeited if a participant terminates service, unless the termination is due to death, disability, retirement, resignation for good reason, or bank merger or liquidation. A participant who retires during a performance period is eligible for a pro-rated payout based on the amount of time served during the period, provided the participant, as of the date of retirement, is at least 60 years of age and has completed at least 5 years of service. The percent of annual base salary opportunity is as follows:

	Long-Term Incentive Plan
Eligible Participants	Threshold	Target	Maximum
President-CEO	15%	30%	45%
Senior Vice Presidents and Director of Internal Audit	10%	20%	30%

Awards paid under the LTI Plan may be deferred under the terms of the Supplemental Executive Thrift Plan (“SETP”). All participants must sign a non-solicitation and non-disclosure agreement.

Under the 2008 LTI Plan, there were four mission goals for the participants, excluding the Director of Internal Audit whose goals were established by the Audit Committee. These goals are tied to potential dividend, Advances, MPP volume, and the total amount of CIP Advances originated. The goals are weighted based upon overall impact on our profitability and the plan sets threshold, target and maximum performance goals.

However, by resolution, the board may reduce or eliminate a payout that was otherwise earned under this plan, if the board finds that a serious, material safety or soundness problem or a serious, material risk management deficiency exists at the Bank.

The 2009 LTI Plan was approved by the board on January 23, 2009, and the LTI is based on similar goals as the 2008 plan, but with adjustments to the minimum thresholds, performance targets, and maximum performance goals.

Retirement Benefits

We have established and maintain a comprehensive retirement program for our eligible employees including the NEOs. We offer a qualified defined benefit plan, a qualified defined contribution plan, a non-qualified supplemental defined benefit plan, and a non-qualified supplemental defined contribution plan, in order for our total compensation to be competitive with our Peer Groups. Each of these four plans is discussed below.

Pension and Thrift Plans

This retirement program is comprised of two qualified pension plans: a defined benefit plan (“DB Plan”) and a defined contribution plan (“DC Plan”). For these qualified plans, we participate in the Pentegra Defined Benefit Plan for Financial Institutions and the Pentegra Defined Contribution Plan for Financial Institutions.

In response to federal legislation which imposes restrictions on the pension benefits payable to executives, in 1993 and 1994 we established two non-qualified benefit equalization plans: Supplemental Executive Thrift Plans (“SETP”) and a Supplemental Executive Retirement Plan (“SERP”). In order to comply with Internal Revenue Code (“IRC”) Section 409A regulations, both the SETP and SERP plans were frozen on December 31, 2004, and are now referred to as the “Frozen SETP” and “Frozen SERP,” respectively. A separate SERP (as amended and restated effective January 1, 2008) (“2005 SERP”) and a separate SETP (as amended and restated effective January 1, 2008) (“2005 SETP”) were established to conform to the Section 409A regulations. The Frozen SERP and 2005 SERP are collectively referred to as the “SERP” and the Frozen SETP and the 2005 SETP are collectively referred to as the “SETP.”

These benefit plans have been amended and restated from time to time to comply with changes in laws and regulations of the Internal Revenue Service (“IRS”) and to modify certain benefit features. Copies of the SERP and SETP plan documents are on file with the SEC. See the Exhibit Index for cross-reference information.

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

DB Plan and SERP

All employees who have met the eligibility requirements participate in the DB Plan, a tax-qualified, multi-employer defined benefit plan. The plan requires no employee contributions. Participants’ pension benefits vest upon completion of five years of service. Benefits are based upon compensation up to the annual compensation limit under the IRC, which was $230,000 in 2008. In addition, benefits under the DB Plan may not exceed a benefit limit under the IRC, which in 2008 was $185,000, payable as a single life annuity at normal retirement age. The benefit equalization plans discussed below were adopted to restore benefits to these executives which were lost as a result of these IRC limits.

In connection with an early retirement option offered in late 2006, Mr. Miller elected to retire and was granted an early retirement benefit. This early retirement benefit included an additional three years of service and three years of age (“3+3”) for purposes of calculating his accrued benefit under the DB Plan and the SERP. On July 16, 2007, Mr. Miller was re-hired as the President — CEO. At that time all scheduled future payments from the SERP were suspended until Mr. Miller retires again. Mr. Miller is eligible to participate in and accrue additional benefits under the DB Plan and the 2005 SERP (but not the Frozen SERP because accruals to it were frozen as of December 31, 2004). The DB Plan benefit paid to Mr. Miller upon his future retirement will include the value of the early retirement benefit (3+3) but will also automatically be reduced, under the terms of the DB Plan, by the lump sum benefit of $1,230,601 he received from the DB Plan when he retired in 2006. The Frozen SERP benefit paid to Mr. Miller upon his future retirement will include the value of the early retirement benefit but will also automatically be reduced, under the terms of the Frozen SERP, to take into account the one installment payment of $308,231 that Mr. Miller has already received under the SERP. The 2005 SERP provides that, upon his future retirement, Mr. Miller’s benefit will include the value of the early retirement benefit and will be reduced to take into account his receipt of a lump sum payout of $1,242,282 (for a total SERP payout of $1,550,513) from his 2006 retirement, and will be increased by the plans’ returns on the undisbursed funds (if any). The Executive/Governance Committee of our board of directors convened to establish Mr. Miller’s compensation package on June 28, 2007. The committee discussed other Federal Home Bank’s CEO compensation and reviewed salary data supplied by McLagan and Towers Perrin. Using this data they approved a motion to offer base pay of $400,000 with a short term incentive bonus not to exceed 50% of base pay. The committee discussed concerns about the prior payment of the early retirement benefit and this was taken into account in setting his new compensation package. An additional $450,000, which represents the amount determined by the board to approximate the after-tax value of the additional benefit received under the early retirement benefit, will also be deducted from his future earned payouts under the 2005 SERP.

At June 30, 2008, all employees presently enrolled in the Pentegra Defined Benefit Retirement Plan and all employees currently eligible to participate in the SERP shall be grandfathered (“Grandfathered DB Plan”) and are eligible to continue under these plans, subject to future plan amendments made by the Board. All employees hired on or before June 30, 2008, will be enrolled in the Grandfathered DB Plan at the end of their waiting period in accordance with the Grandfathered DB Plan requirements. All employees hired on or after July 1, 2008, will be enrolled in a new Pentegra Defined Benefit Retirement Plan (“New DB Plan”) at the end of their waiting period in accordance with the New DB Plan requirements. See below for a description of the differences in benefits included in these plans.

Grandfathered DB Plan

The following table shows estimated annual benefits payable upon retirement at age 65 by combining the DB Plan and the SERP and is calculated in accordance with the formula currently in effect for specified years of service and compensation for our NEOs participating in both plans, and hired prior to July 1, 2008:

	Annual Benefits Payable at age 65 Based on Years of Benefit Service
Sample High 3-Year Average Compensation	15	20	25	30
$200,000	$75,000	$100,000	$125,000	$150,000
$300,000	112,500	150,000	187,500	225,000
$400,000	150,000	200,000	250,000	300,000
$500,000	187,500	250,000	312,500	375,000
$600,000	225,000	300,000	375,000	450,000

•

Formula: The combined DB Plan and SERP benefit equals 2.5% times years of benefit service times the high three-year average compensation. Benefit service begins one year after employment, and benefits are vested after five years. Benefit payments commencing before age 65 are reduced by applying an early retirement factor based on the employee’s age when payments begin. The allowance payable at age 65 would be reduced by 3% for each year the employee is under age 65. If the sum of age and years of vesting service at termination of employment is at least 70 (“Rule of 70”), the retirement allowance would be reduced by 1.5% for each year the employee is under age 65. See above paragraph that details calculation of benefits for Mr. Miller. At age 66, retirees are also provided an annual retiree cost of living adjustment of 3% per year, which is not reflected in the table above.

New DB Plan

The following table shows estimated annual benefits payable upon retirement at age 65 by combining the DB Plan and the SERP and is calculated in accordance with the formula currently in effect for specified years of service and compensation for our NEOs participating in both plans, hired on or after July 1, 2008:

	Annual Benefits Payable at age 65 Based on Years of Benefit Service
Sample High 5-Year Average Compensation	15	20	25	30
$200,000	$45,000	$60,000	$75,000	$90,000
$300,000	67,500	90,000	112,500	135,000
$400,000	90,000	120,000	150,000	180,000
$500,000	112,500	150,000	187,500	225,000
$600,000	135,000	180,000	225,000	270,000

•

Formula: The combined DB Plan and SERP benefit equals 1.5% times years of benefit service times the high five-year average compensation. Benefit service begins one year after employment, and benefits are vested after five years. Benefit payments commencing before age 65 are reduced by applying an early retirement factor based on the employee’s age when payments begin. The allowance payable at age 65 would be reduced according to the actuarial equivalent based on actual age when early retirement commences. If the sum of age and years of vesting service at termination of employment is at least 70, the retirement allowance would be reduced by 3.0% for each year the employee is under age 65.

A comparison of the two plans is included below:

DB Plan Provisions	Grandfathered DB Plan (All Employees Hired on or before June 30, 2008)	New DB Plan (Effective July 1, 2008)
Benefit Increment	2.5%	1.5%
Cost of Living Adjustment	3.0% Per Year Cumulative, Commencing at Age 66	None
Final Average Pay Period	High 3 Year	High 5 Year
Normal Form of Payment	Guaranteed 12 Year Payout	Life Annuity
Early Retirement Reduction for less than Age 65
a) Rule of 70	1.5% Per Year	3.0% Per Year
b) Rule of 70 Not Met	3.0% Per Year	Actuarial Equivalent

With respect to all employees (regardless of date of employment):

•	Compensation covered includes salary, bonus (excluding LTI), and any other compensation that is reflected on the IRS Form W-2 (but not including any compensation deferred from a prior year).

•

Retirement benefits from the Frozen SERP may be paid in the form of a lump sum payment or annual installments up to 20 years, or a combination of lump sum and annual payments. Effective January 1, 2008, retirement benefits from the 2005 SERP may be paid in the form of a lump sum payment, or annual installments up to 20 years, or a combination of lump sum and annual payments. The benefits due from the SERP are paid out of a rabbi trust that we have established, or out of general assets. The rabbi trust is subject to the claims of our general creditors.

•

Retirement benefits from the DB Plan are paid in the form of a lump sum, annuity, or a combination of the two, at the election of the retiree at the time of retirement. Any payments involving a lump sum are subject to spousal consent.

The SERP was amended to clarify that, for employees hired on or after July 1, 2008, who have previously accrued Pentegra retirement benefits, the SERP will only restore benefits earned while at our Bank, and service will be computed on a pro-rata basis. The SERP was also amended to reflect the conforming changes otherwise reflected in the July 1, 2008, board resolution, including the decision not to include LTI payments in the SERP.

DC Plan

All employees who have met the eligibility requirements may participate in the DC Plan, a retirement savings plan qualified under the IRC (Section 401(k)). We match employee contributions based on the length of service and the amount of employee contribution.

We contribute an amount equal to the greater of (A) or (B):

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

Eligible compensation in the DC Plan is defined as base salary. A participant may elect to contribute up to 50% of eligible compensation under the DC Plan, subject to the following limits. Under IRS regulations, in 2008 an employee could contribute up to $15,500 of eligible compensation on a pre-tax basis, and employees over age 50 could contribute up to an additional $5,000 on a pre-tax basis. Employee contributions over that amount are made on an after-tax basis. A total of $46,000 per year may be contributed to a participant’s account, including our matching contribution and the employee’s pre-tax and after-tax contributions. In addition, no more than $230,000 of annual compensation may be taken into account in computing eligible compensation. The amount deferred on a pre-tax basis will be taxed to the participant as ordinary income when distributed from the plan. The plan permits participants to self-direct investment elections into one or more investment funds. All returns are at the market rate of the related fund.

Benefit Equalization Plans

The SETP, as non-qualified thrift plans, and SERP, as non-qualified retirement plans, restore pension and retirement benefits that an eligible employee would otherwise receive absent the limitations imposed by the IRS on the benefits received from or contributions made to our two qualified plans. In this respect, the plans are an extension of our retirement commitment to our executives and other highly compensated employees that preserves and restores the full pension benefits which, due to IRS limitations, are not payable from the qualified plans.

With respect to all employees and officers otherwise eligible, regardless of hire date before, on, or after July 1, 2008, they may participate in the Pentegra Thrift Plan and the SETP (as amended effective June 1, 2008, to conform this plan to allow for LTI deferrals).

In determining whether a restoration of retirement benefits is due to an eligible employee, the SETP and SERP utilize the identical benefit formulas applicable to our qualified plans. In the event that the benefits payable from or contributions made to either of our qualified plans have been reduced or otherwise limited, the employee’s lost benefits are payable under the terms of the SETP and SERP non-qualified plans. Participants in the 2005 SETP plan may elect to defer up to 100 percent of their eligible compensation (base salary) and up to 100 percent of both their annual incentive payout and their long-term incentive payout. Due to the fact that these deferrals are being contributed to a benefit equalization plan, they are made on a tax-deferred basis. We have established rabbi trusts to fund these non-qualified plans, and, to the extent funds in the trusts are insufficient, payments would be made out of our general assets. Benefits received by the participants from these plans are recognized as ordinary income in the year in which they are distributed.

Executive Perquisites/Benefits

Perquisites are a de minimis element of total compensation and as such are provided to the NEOs as a matter of market competitiveness and are commensurate with their overall position, duties, and responsibilities.

We offer the following benefits to all employees:

•	medical, dental, and vision insurance (subject to employee expense sharing);

•	life and long-term disability insurance;

•	travel insurance;

•	educational assistance;

•	employee relocation assistance, where appropriate;

•	DB Plan and DC Plan; and

•	vacation leave, which increases based upon position and years of service.

We offer certain other perquisites to senior executives, including some of the NEOs:

•	participation in the SETP and SERP;

•	leased car including fuel and all maintenance/upkeep (eliminated as of December 31, 2008);

•	annual physical; and

•	spousal travel to board meetings (limited to two board meetings per year), key customer conferences and trade group meetings.

The incremental cost of such perquisites to us is included in the Summary Compensation Table.

Key Employee Severance Agreements

We have offered key employee severance agreements to certain executive officers, including some of the NEOs. As of December 31, 2008, the following NEOs had executed such agreements: Mr. Weaver, Ms. Konich, Mr. West, and Mr. Iverson. Mr. Miller is not currently party to a key employee severance agreement, and Mr. Weaver’s agreement terminated upon his resignation from the Bank effective February 27, 2009. These agreements are intended to promote retention of these key employees in the event of possible merger or change in control discussions and to ensure that management objectively evaluates merger opportunities. These agreements compensate the executives by providing increased benefits if the executives are not retained after a merger or other change of control. Under the terms of these agreements, if a termination occurs under certain circumstances, the executive is entitled to, among other things, a lump sum payment equal to 2.99 times the average of his or her three preceding calendar years’:

•	base salary (less salary deferrals), bonus, and other cash compensation paid during those years;

•	salary deferrals and employer matching contributions to the DC Plan and 2005 SETP; and

•	taxable portion of the executive’s automobile allowance, if any.

See “Potential Payments Upon Termination or Change In Control” herein for more detailed information.

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

Additionally, executives who are covered by a key employee severance agreement may be responsible for an excise tax on the additional benefits provided in those agreements, in accordance with IRC section 280G. If it is determined that an executive is liable for such tax payment, the key employee severance agreements provide for a “gross-up” of the benefits to cover such excise tax payment. This gross-up is shown as a component of the value of the key employee severance agreements in “Potential Payments Upon Termination of Change in Control” section below.

Executive Compensation

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)		Non-Equity Incentive Plan Compensation ($) (g)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)		All Other Compensation ($) (i)		Total ($) (j)
Milton J. Miller, II,	2008	$500,006		$350,004	(2)	$748,000		$32,390	(4)	$1,630,400
President — CEO	2007	176,928	(1)	80,957	(2)	1,358,000	(3)	81,889	(4)	1,697,774
	2006	320,138		56,024		431,000		19,336		826,498
Paul J. Weaver,	2008	211,978		84,791		155,000		12,858	(5)	464,627
Senior Vice President — Chief Accounting Officer	2007	189,254		53,624		46,000		11,431		300,309
	2006	189,254		33,119		87,000		12,152		321,525
Cindy L. Konich,	2008	300,014		120,006		382,000		14,835	(7)	816,855
Senior Vice President — Chief Financial Officer	2007	217,568		61,646	(6)	138,000		13,141		430,355

Jonathan R. West,	2008	272,272		108,909	(8)	253,000		16,553	(9)	650,734
Senior Vice President — Administration, General Counsel & Corporate Secretary	2007	252,096		71,429	(8)	61,000		15,227		399,752
	2006	252,096		44,117	(8)	109,000		15,227		420,440

Douglas J. Iverson,	2008	209,560		83,824		73,000		9,514	(10)	375,898
Senior Vice President — Director of Marketing	2007	200,538		56,821		54,000		6,096		317,455
	2006	200,538		35,094		64,000		51,709		351,341

(1)	Mr. Miller was named President — CEO effective July 16, 2007.
(2)	Mr. Miller elected to defer $175,002 of his non-equity incentive compensation for 2008 while receiving the remaining $175,002 in cash. For 2007, Mr. Miller elected to defer all $80,957 of his non-equity incentive compensation.

(3)	The Change in Pension Value and Nonqualified Deferred Compensation Earnings column included a value of $1,566,000 in the 2007 Form 10-K.
(4)	Included in the All Other Compensation amount for Mr. Miller for 2008 are Bank-matching contributions to the DC Plan and the 2005 SETP in the amount of $30,000 and other de minimus perquisites that are individually and in the aggregate valued at less than $10,000. Included in the All Other Compensation amount for Mr. Miller for 2007 are Bank-matching contributions to the DC Plan and the 2005 SETP in the amount of $10,615, a vacation payout of $68,984, and other de minimus perquisites that are individually and in the aggregate valued at less than $10,000. A payout under the SERP of $1,550,513 was previously included in the All Other Compensation column in the 2007 Annual Report on Form 10-K. This amount was also reported in the Pension Benefits table in the 2007 Annual Report on Form 10-K.
(5)	Included in this amount for Mr. Weaver for 2008 are Bank-matching contributions to the DC Plan and the 2005 SETP in the amount of $12,773 and other de minimus perquisites that are individually and in the aggregate valued at less than $10,000.
(6)	Ms. Konich elected to defer all $61,646 of her non-equity incentive compensation for 2007.
(7)	Included in this amount for Ms. Konich for 2008 are Bank-matching contributions to the DC Plan and the 2005 SETP in the amount of $14,686 and other de minimus perquisites that are individually and in the aggregate valued at less than $10,000.
(8)	Mr. West elected to defer $21,782 of his non-equity incentive compensation for 2008 while receiving the remaining $87,127 in cash. For 2007, Mr. West elected to defer $14,286 of his non-equity incentive compensation while receiving the remaining $57,143 in cash. For 2006, Mr. West elected to defer $6,618 of his non-equity incentive compensation while receiving the remaining $37,499 in cash.
(9)	Included in this amount for Mr. West for 2008 are Bank-matching contributions to the DC Plan and the 2005 SETP in the amount of $16,444 and other de minimus perquisites that are individually and in the aggregate valued at less than $10,000.
(10)	Included in this amount for Mr. Iverson for 2008 are Bank-matching contributions to the DC Plan in the amount of $9,430 and other de minimus perquisites that are individually and in the aggregate valued at less than $10,000.

The amounts included in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column are 100% attributable to the change in pension value for the NEOs from December 31, 2007, to December 31, 2008; December 31, 2006, to December 31, 2007; and December 31, 2005, to December 31, 2006, respectively, as we do not pay above market earnings to any employee in the nonqualified deferred compensation plan. The change in pension values for Mr. Miller includes an additional three years of service and an additional three years of age as part of the early retirement incentive package that he received from his retirement in December 2006.

Annual Incentive Compensation

Grants of Plan-Based Awards Table for 2008

		Estimated Future Payouts Under Non-Equity Incentive Plans
Name (a)	Plan Name	Grant Date (b)(1)	Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)
Milton J. Miller, II	STI	1/24/2008	$150,002	$250,003	$350,004
	LTI	5/22/2008	75,001	150,002	225,003
Paul J. Weaver	STI	1/24/2008	42,396	63,593	84,791
	LTI	5/22/2008	21,198	42,396	63,593
Cindy L. Konich	STI	1/24/2008	60,003	90,004	120,006
	LTI	5/22/2008	30,001	60,003	90,004
Jonathan R. West	STI	1/24/2008	54,454	81,682	108,909
	LTI	5/22/2008	27,227	54,454	81,682
Douglas J. Iverson	STI	1/24/2008	41,912	62,868	83,824
	LTI	5/22/2008	20,956	41,912	62,868

(1)	The STI plan was approved by our board of directors on January 24, 2008, and it was amended on May 22, 2008.

There is no guaranteed payout under our incentive compensation plans. Therefore, the minimum that could be paid out under these plans is $0 for each NEO.

•	For the LTI, the amount included in the Threshold column represents a payout of 15% of the CEO’s base salary and 10% for the other NEOs.

•	For the STI, the amount included in the Threshold column represents a payout of 30% of the eligible payout for the CEO and 20% for the other NEOs.

The following table quantifies some of the possible payout scenarios under our STI:

Name (a)	Payout when meeting none of the minimum thresholds for any component of plan ($) (b)	Payout when meeting minimum threshold for smallest component of plan ($) (c)	Payout when meeting minimum threshold for each component of plan ($) (d)
Milton J. Miller, II	$0	$7,500	$150,002
Paul J. Weaver	0	2,120	42,396
Cindy L. Konich	0	3,000	60,003
Jonathan R. West	0	2,723	54,454
Douglas J. Iverson	0	2,096	41,912

•

If the minimum threshold for the lightest weighted of the four components was achieved, but we did not reach the minimum threshold for any of the other components, the payout would be 1.50% of the eligible payout for the CEO and 1.00% for the other NEOs (1.50% x base pay for Mr. Miller and 1.00% x base pay for the other NEOs) resulting in a cash payout as noted above in column C.

Retirement Benefits

We offer two pension plans to our senior executive officers. The first, which is offered to all employees, is the DB Plan. The second is the SERP. These plans are described in more detail above in “Retirement Benefits — Pension and Thrift Plans.” See also Note 15 to our Audited Financial Statements included herein. The present value of the accumulated benefit is based upon a retirement age of 65, using the 1993 GAM mortality table projected five years, a discount rate of 6.71% for the DB Plan, and a discount rate of 6.00% for the SERP for 2008.

Pension Benefits Table for 2008

Name (a)	Plan Name (b)	Number of Years of Credited Service (#) (c)	Present Value of Accumulated Benefit ($) (d)	Payments During Last Fiscal Year ($) (e)
Milton J. Miller, II(1)	DB Plan	31	$92,000	0
	SERP	31	1,185,000	0
Paul J. Weaver	DB Plan	21	547,000	0
	SERP	21	134,000	0
Cindy L. Konich	DB Plan	24	762,000	0
	SERP	24	356,000	0
Jonathan R. West	DB Plan	22	731,000	0
	SERP	22	550,000	0
Douglas J. Iverson	DB Plan	3	150,000	0
	SERP	3	17,000	0

(1)	The years of credited service for Mr. Miller in the table above have been increased by three years as a result of the terms of the early retirement incentive package. The early retirement incentive was offered to all employees age 50 or older with 10 or more years of service as of December 15, 2006. For each of the NEOs, the years of credited service have been rounded to the nearest whole year.

Payments were made to Mr. Miller in 2008 from the following plans:

	DB Plan	SETP	SERP	Total
Mr. Miller	$0	$50,151	$0	$50,151

Non-Qualified Deferred Compensation (SETP)

Name (a)	Executive Contributions in Last FY (2008) ($) (b)		Bank Contributions in Last FY (2008) ($) (c)(1)	Aggregate Earnings in Last FY (2008) ($) (d)	Aggregate Withdrawals /Distributions ($) (e)	Aggregate Balance at Last FYE (12/31/08) ($) (f)(2)
Milton J. Miller, II	$184,957	(3)	$16,200	$(209,850)	$50,151	$564,440
Paul J. Weaver	23,400		1,404	(102,831)	0	182,641
Cindy L. Konich	107,146	(4)	2,730	(70,382)	0	246,676
Jonathan R. West	61,086	(5)	2,808	(186,607)	0	334,458
Douglas J. Iverson	0		0	0	0	0

(1)	The amounts in this column are also disclosed as a component of “All Other Compensation” in the Summary Compensation Table.
(2)	No amount reported in this column has been reported in the Summary Compensation Table for prior years, except as described in (3) and (4) and (5) below.

(3)	This amount includes $80,957 of deferrals from the 2007 Non-equity Incentive Compensation payout that is included in the Summary Compensation Table above.
(4)	This amount includes $61,646 of deferrals from the 2007 Non-equity Incentive Compensation payout that is included in the Summary Compensation Table above.
(5)	This amount includes $14,286 of deferrals from the 2007 Non-equity Incentive Compensation payout that is included in the Summary Compensation Table above.

The SETP is described in more detail above in “Elements of Compensation Used to Achieve Compensation Philosophy and Objectives — Pension and Thrift Plans”.

A participant in the SETP may elect the timing of the distribution of his or her benefits provided, however, the participant is permitted to withdraw all or a portion of the amount in his or her account, in a single lump sum, if the participant has experienced an unforeseeable emergency (as defined by the SETP and determined by an administrative committee appointed by our board) or in certain other, limited circumstances. A distribution was made to Mr. Miller in 2008 as shown under in the Pension Benefits Table for 2008 above. This distribution was a payment from his 2006 retirement.

Potential Payments Upon Termination or Change in Control

As of December 31, 2008, Messrs. Weaver, West, and Iverson and Ms. Konich had Key Employee Severance Agreements that would provide for payments and certain continued benefits if an NEO’s employment terminates under certain circumstances in connection with a change in control of the Bank.

Each severance agreement also provides the NEO with coverage under our medical and dental insurance plans in effect at the time of termination for 36 months (subject to the NEO paying the employee portion of the cost of such coverage). Further, benefits under the DB Plan and the SERP would be calculated as if the NEO were three years older and had three more years of benefit service, and such increased amount would be funded through the SERP. The agreements provide that all benefits would include an additional amount to cover the NEO’s increased tax liability pursuant to IRC Section 280(g). The agreements also provide that the NEO would be reimbursed for all reasonable accounting, legal, financial advisory and actuarial fees and expenses incurred by the NEO while deciding to enter into the agreement or at the time payments are made under the agreements.

If a change of control of the Bank had triggered payments under severance agreements on December 31, 2008, the contract for each of the NEOs would have been approximately as follows:

	Weaver	Konich	West	Iverson
2.99 times average of the 3 prior calendar years base salary, bonuses and other cash compensation paid to the executive	$627,708	$686,680	$790,474	$775,684
2.99 times average of the executive’s salary deferrals and employer matching contributions under the DC Plan and the SETP for the 3 prior calendar years	168,021	283,040	254,957	56,524
2.99 times average of the 3 prior calendar years taxable portion of the executive’s automobile allowance	22,962	0	14,215	12,640
Additional amount under the SERP equal to the additional benefit calculated as if the executive were 3 years older and had 3 more years of credited service	361,291	482,424	504,215	345,710
Gross-up payment to cover any excise tax that is not ordinary federal income tax	470,416	561,012	626,290	460,604
Medical and dental insurance coverage for 36 months	35,264	35,264	35,264	2,916
Reimbursement of reasonable legal, accounting, financial advisory, and actuarial services(1)	10,000	10,000	10,000	10,000

Total value of contract	$1,695,662	$2,058,420	$2,235,415	$1,664,078

(1)	The $10,000 for reimbursement of reasonable legal, accounting, financial advisory, and actuarial services is an estimated number.

Because Mr. Weaver’s resignation effective February 27, 2009, was voluntary, no payment was made under his Key Employee Severance Agreement to which he and the Bank were parties, and such agreement terminated on that date.

Mr. Miller, in the absence of a key employee severance agreement, would receive severance under our Severance Pay Plan approved by the board on November 17, 2006. The Severance Pay Plan pays a senior officer up to a maximum 52 weeks of base pay computed at the rate of four weeks of severance pay for each year of service with a minimum of 10 weeks of base pay to be paid. In addition, the plan pays a lump sum payment equal to the employee’s cost to maintain health insurance coverage under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) for the time period applicable under the severance pay schedule. Mr. Iverson would receive 16 weeks of base pay and four months of COBRA. The remaining NEOs would receive the maximum of 52 weeks of base pay and 12 months of COBRA. The Severance Pay Plan may be amended or eliminated by the board at any time. The following table includes the amounts to be paid to the NEOs under the Severance Pay Plan if triggered as of December 31, 2008:

Name	Cost of COBRA	Cost of Salary	Total Severance
Milton J. Miller, II	$16,112	$500,006	$516,118
Paul J. Weaver	16,112	211,978	228,090
Cindy L. Konich	16,112	300,014	316,126
Jonathan R. West	16,112	272,272	288,384
Douglas J. Iverson(1)	413	64,480	64,893

(1)	Cost of COBRA includes dental only.

The following qualifying events will trigger an employee’s right to severance benefits:

•	The elimination of a job or position;

•	A reduction in force;

•	A substantial job modification, to the extent the incumbent employee is no longer qualified for, or is unable to perform, the restructured job;

•	The reassignment of staff requiring the relocation by more than 75 miles of the employee’s primary residence; or

•	The termination of employment of an employee with the Bank resulting from the sale, merger or acquisition of the Bank by another entity.

This plan does not apply to senior officers that have a change in control contract with the Bank and by the terms of that contract a qualifying event has triggered performance under that contract.

The Bank will pay the employee in a lump sum payment the cost of the insurance for the time period applicable under the severance pay schedule in addition to the severance pay.

Director Compensation

Our directors are compensated in accordance with the Bank Act and the regulations of the Finance Agency. Because the Bank is a cooperative and only member institutions can own our stock, no director may receive equity-based compensation.

Director Compensation Table for 2008

Name (a)	Fees Earned or Paid in Cash ($) (b)	Total ($) (h)
Paul D. Borja	$0	$0	(1)
Jonathan P. Bradford	18,739	18,739
Paul C. Clabuesch	31,232	31,232
Christine A. Coady	18,739	18,739
Charles L. Crow	24,986	24,986
Gregory F. Ehlinger	18,739	18,739
Robert F. Fix	18,739	18,739
Timothy P. Gaylord	18,739	18,739
Michael J. Hannigan, Jr.	18,739	18,739
James L. Logue, III	18,739	18,739
Robert D. Long	18,739	18,739
James D. MacPhee	18,739	18,739
Michael F. Petrie	18,739	18,739
Jeffrey A. Poxon	18,739	18,739
John L. Skibski	18,739	18,739
Elliot A. Spoon, Esq	18,739	18,739
Thomas R. Sullivan	18,739	18,739

(1)	Fees in the amount of $15,200 were paid directly to Mr. Borja’s employer.

We provide various travel and accident insurance coverages for all of our directors, officers, and employees. Our annual premium for these coverages was $6,045 for 2008.

In accordance with the Finance Agency’s regulations and amendments to the Bank Act contained in the GLB Act, we have established a formal policy governing the compensation and travel reimbursement provided to our directors. Under this policy, as in effect in 2008, compensation was comprised of per-day in-person meeting fees, which were subject to an annual cap set by the Finance Agency. The fees compensate directors for:

•	time spent reviewing materials sent to them on a periodic basis;

•	preparing for meetings;

•	actual time spent attending the meetings of our board or its committees; and

•

participating in any other activities, such as attending new director orientation and director meetings called by the Finance Agency, attending our annual strategic planning retreat, customer appreciation events, and conferences or seminars.

Directors are permitted to defer any or all of their director fees under a Director Deferred Compensation Plan. Under this plan, a director may defer any or all of his or her director fees, provided that the director makes a timely election to do so. Payments from the plan will begin within 90 days following the date elected by the director. The benefits may be paid in a lump sum, annual installments over a period of two to 20 years or a combination of a lump sum and installments, as elected by the director. Messrs. Fix, Petrie, Skibski and Sullivan, each elected to defer the receipt of some or all of their 2008 compensation.

For 2008, directors were paid a per day meeting fee for up to 14 meeting days scheduled in 2008, subject to an annual cap. The following table sets forth the per day in-person fees and the annual caps established for 2008:

	2008
	Per Day In-Person Fee	Annual Cap
Chair	$3,100	$31,232
Vice Chair	2,500	24,986
Other directors	1,900	18,739

The directors were paid the above per day in-person amounts for all board service, including attendance at board meetings, subject to reductions for absences.

Directors are also reimbursed for reasonable Bank-related travel expenses. Total directors’ fees and other travel expenses paid were $606,000, $545,000, and $527,000 for the years ended December 31, 2008, 2007, and 2006, respectively. Our policy is to reimburse directors for travel expenses of a spouse or guest accompanying the director to no more than two board meetings each year.

None of our directors received more than $10,000 of other compensation or benefits during 2008, other than the fees disclosed in the Director Compensation Table.

Section 1202 of HERA amended the Bank Act by removing specific dollar limitations on director fees. Consequently, we retained Aon Consulting and its affiliate, McLagan Partners, to analyze director compensation at small-asset-size commercial banks, Farm Credit Banks and S&P 1500 firms to determine benchmarks appropriate for compensation of our directors. After consideration of the Aon Consulting and McLagan Partners study, our board of directors revised its policy governing the compensation and travel reimbursement provided to our directors. For 2009, director fees will be allocated, with a portion paid in four quarterly retainer fees and a portion paid on the basis of per-day in-person attendance for meeting days scheduled for 2009, up to the full annual fee payment amount. Additional compensation is paid for serving as chair of a board committee. The following table summarizes our 2009 policy on director compensation:

	2009
	Per-day In-Person Fee	Quarterly Retainer Fee	Full Annual Fee Payment	Additional Committee Chair Fee(1)
Chair	$2,500	$7,500	$60,000	$5,000
Vice Chair	2,291	6,875	55,000	—
Audit Committee Chair	1,875	5,625	45,000	10,000
Finance Committee Chair	1,875	5,625	45,000	10,000
HR Committee Chair	1,875	5,625	45,000	5,000
Budget / IT Committee Chair	1,875	5,625	45,000	5,000
Affordable Housing Committee Chair	1,875	5,625	45,000	5,000
Executive/Governance Committee Chair	1,875	5,625	45,000	5,000
All other directors	1,875	5,625	45,000	—

(1)	For 2009, the Chair of our board also serves as Chair of the Executive/Governance Committee, while our Vice Chair does not currently serve as chair of a board committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our regulatory capital stock as of February 28, 2009, by each member that owns beneficially more than 5% of the outstanding shares of regulatory capital stock. Each member named has sole voting and investment power over the shares that member beneficially owns.

Name and Address of Member	Number of Shares Owned	% of Outstanding Shares of Regulatory Capital Stock
Flagstar Bank, FSB — Troy, Michigan	3,734,427	15.36%
LaSalle Bank Midwest N.A. — Troy, Michigan(1)	3,341,095	13.75
Fifth Third Bank — Grand Rapids, Michigan	1,503,543	6.19
Citizens Bank — Flint, Michigan	1,232,293	5.07

Total	9,811,358	40.37%

(1)	LaSalle Bank Midwest N.A. was purchased by Bank of American Corporation, which currently does not have a charter in our district, so it is no longer a member.

The majority of our directors are officers and/or directors of our financial institution members. The following table sets forth the financial institution members that have one of its officers and/or directors serving on our board of directors as of February 28, 2009:

Name of Member	Director Name	Number of Shares Owned by Member	% of Outstanding Shares of Regulatory Capital Stock
Flagstar Bank, FSB	Paul D. Borja	3,734,427	15.36%
Thumb National Bank & Trust	Paul C. Clabuesch	11,742	0.05
Community Bank	Charles L. Crow	5,258	0.02
Irwin Union Bank & Trust	Gregory F. Ehlinger	413,238	1.70
Irwin Union Bank, FSB	Gregory F. Ehlinger	50,000	0.21
Mason State Bank	Timothy P. Gaylord	23,744	0.10
First State Bank	James D. MacPhee	4,667	0.02
Kalamazoo County State Bank	James D. MacPhee	2,647	0.01
The Lafayette Life Insurance Company	Jeffrey A. Poxon	88,451	0.36
Lafayette Savings Bank, FSB	Jeffrey A. Poxon	39,973	0.16
Monroe Bank & Trust	John L. Skibski	130,858	0.54
Firstbank	Thomas R. Sullivan	22,177	0.09
Firstbank — West Michigan	Thomas R. Sullivan	16,500	0.07
Firstbank — Alma	Thomas R. Sullivan	14,561	0.06
Firstbank — Lakeview	Thomas R. Sullivan	—	—
Firstbank — St. Johns	Thomas R. Sullivan	2,000	0.01
Firstbank — West Branch	Thomas R. Sullivan	23,599	0.10
Keystone Community Bank	Thomas R. Sullivan	12,000	0.05
Peoples Federal Savings Bank	Maurice F. Winkler III	44,039	0.18
Old National Bank	Christopher A. Wolking	410,898	1.69

Total		5,050,779	20.78%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Related Transactions

We have a Code of Conduct which requires all directors, officers and employees to disclose any related party interests, through ownership or family relationship. These disclosures are reviewed by our ethics officers and, where appropriate, our board of directors, to determine the potential for a conflict of interest. In the event of a conflict, appropriate action is taken, which may include: recusal of a director from the discussion and vote on a transaction in which the director has a related interest; removal of an employee from a project with a related party vendor; disqualification of related vendors from transacting business with the Bank; or requiring directors, officers or employees to divest their ownership interest in a related party. The ethics officers maintain records of all related party disclosures, and there have been no transactions involving directors, officers or employees of the Bank that would be required to be disclosed herein.

Director Independence and Audit Committee

General

Our board of directors is required to evaluate and report on the independence of our directors under two distinct director independence standards. First, Finance Agency regulations establish independence criteria for directors who serve as members of our Audit Committee. Second, SEC rules require that our board of directors apply the independence criteria of a national securities exchange or automated quotation system in assessing the independence of its directors. As of the date of this Report, we have 19 directors: 11 were elected as member directors by our member institutions; four (Ms. Coady and Messrs. Hannigan, Logue and Spoon) were appointed by the Finance Agency prior to the enactment of HERA (and consequently are now classified under the Bank Act as “independent directors”); and the remainder were elected (Mr. Liedholm and Mr. Swank) or re-elected (Mr. Bradford and Mr. Long) as “independent directors” by our member institutions pursuant to the Bank Act following the enactment of HERA. None of our directors is an “inside” director. That is, none of our directors is a Bank employee or officer. Further, our directors are prohibited from personally owning stock or stock options in the Bank. Each of the 11 member directors, however, is a senior officer or director of an institution that is a member of the Bank that is encouraged to engage in transactions with us on a regular basis.

Finance Agency Regulations Regarding Independence

The Finance Agency director independence standards prohibit an individual from serving as a member of our Audit Committee if he or she has one or more disqualifying relationships with the Bank or our management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by the board are: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The board assesses the independence of each director under the Finance Agency’s independence standards, regardless of whether he or she serves on the Audit Committee. As of March 13, 2009, each of our directors was “independent” under these criteria relating to disqualifying relationships.

SEC Rules Regarding Independence

SEC rules require our board of directors to adopt a standard of independence to evaluate our directors. Pursuant thereto, the board adopted the independence standards of the NYSE to determine which of our directors are “independent,” which members of its Audit Committee are not “independent,” and whether our Audit Committee’s financial expert is “independent” under the NYSE standards. After applying the NYSE independence standards, the board determined that, as of March 6, 2009, our eight directors (Ms. Coady and Messrs. Bradford, Coady, Hannigan, Liedholm, Logue, Long, Spoon, and Swank) who are “independent” directors as defined in and for purposes of the Bank Act (as amended by HERA), are also “independent” under the NYSE standards.

Based upon the fact that each member director is a senior officer or director of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution routinely engages in transactions with the Bank, and that such transactions occur frequently and are encouraged, the board determined that for the present time it would conclude that none of the member directors meets the independence criteria under the NYSE independence standards. It is possible that under a strict reading of the NYSE objective criteria for independence (particularly the criterion regarding the amount of business conducted with the Bank by the director’s institution), a member director could meet the independence standard on a particular day. However, because the amount of business conducted by a member director’s institution may change frequently, and because we generally desire to increase the amount of business we conduct with each member institution, the directors deemed it inappropriate to draw distinctions among the member directors based upon the amount of business conducted with the Bank by any director’s institution at a specific time. The board has a standing Audit Committee comprised of seven directors, five of whom are member directors and two of whom are independent directors (according to Bank Act director classifications established by HERA). For the reasons noted above, the board determined that none of the current member directors on our Audit Committee is “independent” under the NYSE standards for audit committee members. The board determined that Mr. Long and Mr. Spoon, the independent directors who serve on the Audit Committee, are “independent” under the NYSE independence standards for audit committee members. As stated above, the board also determined that each member of the Audit Committee is “independent” under the Finance Agency’s standards applicable to our Audit Committee.

SEC Rule Regarding Audit Committee Independence

Section 1112 of HERA requires the FHLBs to comply with the substantive audit committee director independence rules applicable to issuers of securities pursuant to the rules of the Exchange Act. Those rules provide that, to be considered an independent member of an audit committee, the director may not be an affiliated person of the Exchange Act registrant. The term “affiliated person” means a person that directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, the registrant. The rule provides a “safe harbor,” whereby a person will not be deemed an affiliated person if the person is not the beneficial owner, directly or indirectly, of more than 10% of any class of voting securities of the registrant. All of our Audit Committee member directors’ institutions presently meet this safe harbor.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the years ended December 31, 2008, and 2007, by our independent registered public accounting firm, PricewaterhouseCoopers LLP ($ amounts in thousands):

	2008	2007
Audit fees	$874	$584
Audit-related fees	—	169

Total fees	$874	$753

Audit fees during the year ended December 31, 2008, were for professional services rendered in connection with the audit of our annual financial statements filed on Form 10-K, quarterly reviews of our financial statements filed on Form 10-Q and statutory reporting.

Audit-related fees for the year ended December 31, 2007, were for services related to the review of internal controls over financial reporting. In 2008, PricewaterhouseCoopers performed an audit of our internal controls over financial reporting. The fees associated with this audit are included as Audit fees for 2008. The increase in total fees from 2007 to 2008 is mainly attributable to additional services rendered in connection with the adoption of SFAS 157, the Lehman bankruptcy, and our other-than-temporary impairment analysis for 2008.

We did not have any other fees for the years ended December 31, 2008, and 2007.

We are exempt from all federal, state, and local taxation, except real estate taxes. Therefore, no tax fees were paid during the years ended December 31, 2007, or 2006.

Our Audit Committee has adopted the Independent Accountant Pre-approval Policies and Procedures for the Audit Committee (the “Pre-approval Policy”). In accordance with the Pre-approval Policy and applicable law, the Audit Committee pre-approves audit services, audit-related services, tax services and non-audit services to be provided by our independent registered public accounting firm. The term of any pre-approval is 12 months from the date of pre-approval unless the Audit Committee specifically provides otherwise. On an annual basis, the Audit Committee reviews the list of specific services and projected fees for services to be provided for the next 12 months and pre-approves services as the Audit Committee sees necessary. Under the Pre-approval Policy, the Audit Committee may delegate pre-approval authority to one or more of its members. The Audit Committee has designated the Committee Chair as the member to whom such authority is delegated. Pre-approved actions by the Committee Chair as designee are reported to the Audit Committee for approval at its next scheduled meeting. New services that have not been pre-approved by the Audit Committee that are in excess of the pre-approval fee level established by the Audit Committee must be presented to the entire Audit Committee for pre-approval.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

(1.) The Index to Financial Statements can be found on page F-1 of this annual report on Form 10-K.

(2.) There are no financial statement schedules included in this annual report on Form 10-K.

(3.) The exhibits to this annual report on Form 10-K are listed in the attached Exhibit Index.

Supplementary unaudited financial data for each full quarter within the two years ended December 31, 2008, and 2007, are included in the tables below ($ amounts in thousands).

	1st Quarter 2008	2nd Quarter 2008	3rd Quarter 2008	4th Quarter 2008
Total interest income	$614,245	$510,979	$502,328	$489,598
Total interest expense	545,175	440,178	432,104	421,311

Net Interest Income	69,070	70,801	70,224	68,287

Fees and other income	650	616	785	834
Net gains (losses) on derivative and hedging activities	(401)	2,442	6,099	3,702
Operating expenses	(8,960)	(7,785)	(9,789)	(9,497)
Finance Agency & Office of Finance	(863)	(814)	(790)	(937)
Other	(314)	(335)	(318)	(300)

Total net other income (expense)	(9,888)	(5,876)	(4,013)	(6,198)

Income Before Assessments	59,182	64,925	66,211	62,089
AHP	(5,086)	(5,563)	(5,672)	(5,475)
REFCORP	(10,819)	(11,872)	(12,108)	(11,323)

Total assessments	(15,905)	(17,435)	(17,780)	(16,798)

Net Income	$43,277	$47,490	$48,431	$45,291

	1st Quarter 2007	2nd Quarter 2007	3rd Quarter 2007	4th Quarter 2007
Total interest income	$615,462	$631,839	$675,612	$699,518
Total interest expense	568,096	584,305	624,174	638,954

Net Interest Income	47,366	47,534	51,438	60,564

Fees and other income	611	784	708	801
Net gains (losses) on derivative and hedging activities	722	(3,405)	498	968
Operating expenses	(11,047)	(8,012)	(8,276)	(9,331)
Finance Agency & Office of Finance	(819)	(787)	(738)	(930)
Other	(543)	(391)	(382)	(346)

Total net other income (expense)	(11,076)	(11,811)	(8,190)	(8,838)

Income Before Assessments	36,290	35,723	43,248	51,726
AHP	(3,161)	(3,077)	(3,719)	(4,411)
REFCORP	(6,626)	(6,529)	(7,906)	(9,463)

Total assessments	(9,787)	(9,606)	(11,625)	(13,874)

Net Income	$26,503	$26,117	$31,623	$37,852

Investments. Investment securities classified as HTM consisted of the following at December 31, 2008, and 2007:

Investment Securities

($ amounts in thousands, at carrying value)

	December 31,		December 2008 vs. December 2007
	2008	2007	Increase (decrease)	% change
Certificates of deposit	$—	$1,660,000	$(1,660,000)	(100.0)%
State or local housing obligations	885	3,720	(2,835)	(76.2)%
MBS & ABS	6,691,316	6,711,189	(19,873)	(0.3)%

Total investment securities	$6,692,201	$8,374,909	$(1,682,708)	(20.1)%

Our MBS and ABS investment portfolio consisted of the following categories of securities as of December 31, 2008, and December 31, 2007:

MBS & ABS

($ amounts in thousands)

	December 31, 2008		December 31, 2007
	$	%	$	%
MBS
Non-federal agency residential & GSE MBS	$6,587,070	98.4%	$6,367,879	94.8%
U.S. agency residential MBS	11,285	0.2%	23,671	0.4%
Commercial MBS	64,772	1.0%	287,317	4.3%

Total MBS	6,663,127	99.6%	6,678,867	99.5%

ABS
Home equity loans	4,198	0.1%	4,973	0.1%
Manufactured housing loans	23,991	0.3%	27,349	0.4%

Total asset-backed securities	28,189	0.4%	32,322	0.5%

Total MBS & ABS	$6,691,316	100.0%	$6,711,189	100.0%

Deposits

A summary of the average rates we paid on interest-bearing deposits greater than 10% of average total deposits is presented in the following table:

Deposits Outstanding

($ amounts in thousands)

	For the Year Ended December 31,
	2008	2007	2006
Interest-bearing overnight deposits
Average balance	$752,535	$727,091	$964,858
Average rate paid	1.77%	4.99%	4.89%
Interest-bearing demand deposits
Average balance	$106,934	$94,854	$99,257 (1)
Average rate paid	0.91%	3.81%	4.19%

(1)	The average balance on interest-bearing demand deposits did not exceed 10% of average total deposits at December 31, 2006.

We had no time certificates of deposit outstanding at December 31, 2008, 2007, or 2006.

Short-term Borrowings

A summary of our short-term borrowings for which the average balance outstanding exceeded 30% of capital as of and for the three years ended December 31, 2008, 2007, and 2006 is presented in the table below:

Short-term Borrowings

($ amounts in thousands)

	As of December 31,
	2008	2007	2006
Discount notes
Outstanding at year end	$23,465,645	$22,171,485	$10,470,607
Weighted average rate at year end	1.40%	4.20%	5.09%
Daily average outstanding for the year	$20,389,734	$13,581,771	$8,845,511
Weighted average rate for the year	2.42%	4.97%	4.96%
Highest outstanding at any month end	$22,159,957	$22,171,485	$11,407,244

AHP

The outstanding liability related to the AHP program is comprised of the following award components at December 31, 2008:

AHP

As of December 31, 2008

($ amounts in thousands)

Awards/Assessments Outstanding	Amount	% of Total
2008 Assessment to be awarded in 2009	$21,796	60.5%
2008 AHP awards remaining to be disbursed	8,370	23.2%
2008 Other set-aside programs remaining to be disbursed	961	2.7%
2007 AHP awards remaining to be disbursed	3,457	9.6%
2006 and 2005 and 2004 and 2003 AHP awards remaining to be disbursed	902	2.5%
Uncommitted AHP funds	523	1.5%

Total awards/assessments outstanding	$36,009	100.0%

Key Ratios

The following are key ratios that are commonly used by our management and our regulator to measure our performance:

Key Ratios

	Year Ended December 31,
	2008	2007	2006
Net Income to average assets	0.32%	0.24%	0.25%
Return on average equity	8.14%	5.87%	5.39%
Total average equity to average assets	3.88%	4.10%	4.59%
Dividend payout ratio(1)	53.63%	70.87%	84.05%

(1)	The dividend payout ratio is calculated by dividing dividends declared and paid by Net Income.

(b) Exhibits

The exhibits to this annual report on Form 10-K are listed in the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

/s/ MILTON J. MILLER II
Milton J. Miller II
President — Chief Executive Officer
(Principal Executive Officer)

Date: March 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ MILTON J. MILLER II Milton J. Miller II (Principal Executive Officer)	President — Chief Executive Officer	March 16, 2009

/s/ CINDY L. KONICH Cindy L. Konich (Principal Financial Officer)	Senior Vice President — Chief Financial Officer	March 16, 2009

/s/ BRADLEY A. BURNETT Bradley A. Burnett (Principal Accounting Officer)	First Vice President — Controller	March 16, 2009

/s/ PAUL C. CLABUESCH Paul C. Clabuesch	Chairman of the Board of Directors	March 16, 2009

/s/ CHARLES L. CROW Charles L. Crow	Vice-chairman of the Board of Directors	March 16, 2009

/s/ PAUL D. BORJA Paul D. Borja	Director	March 16, 2009

/s/ JONATHAN P. BRADFORD Jonathan P. Bradford	Director	March 16, 2009

/s/ CHRISTINE A. COADY Christine A. Coady	Director	March 16, 2009

/s/ GREGORY F. EHLINGER Gregory F. Ehlinger	Director	March 16, 2009

/s/ TIMOTHY P. GAYLORD Timothy P. Gaylord	Director	March 16, 2009

/s/ MICHAEL J. HANNIGAN, JR. Michael J. Hannigan, Jr.	Director	March 16, 2009

Signature	Title	Date

/s/ CARL E. LIEDHOLM Carl E. Liedholm	Director	March 16, 2009

/s/ JAMES L. LOGUE, III James L. Logue, III	Director	March 16, 2009

/s/ ROBERT D. LONG Robert D. Long	Director	March 16, 2009

/s/ JAMES D. MACPHEE James D. MacPhee	Director	March 16, 2009

/s/ JEFFREY A. POXON Jeffrey A. Poxon	Director	March 16, 2009

/s/ JOHN L. SKIBSKI John L. Skibski	Director	March 16, 2009

/s/ ELLIOT A. SPOON Elliot A. Spoon	Director	March 16, 2009

/s/ THOMAS R. SULLIVAN Thomas R. Sullivan	Director	March 16, 2009

/s/ LARRY A. SWANK Larry A. Swank	Director	March 16, 2009

/s/ MAURICE F. WINKLER Maurice F. Winkler	Director	March 16, 2009

/s/ CHRISTOPHER A. WOLKING Christopher A. Wolking	Director	March 16, 2009

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Organization Certificate of the Federal Home Loan Bank of Indianapolis, incorporated by reference to our Registration Statement on Form 10 filed February 14, 2006

3.2*	Bylaws of the Federal Home Loan Bank of Indianapolis, incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on October 20, 2008

4*	Capital Plan of the Federal Home Loan Bank of Indianapolis, incorporated by reference to our Registration Statement on Form 10 filed February 14, 2006

10.1*+	Federal Home Loan Bank of Indianapolis 2008 Executive Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K filed on March 24, 2008

10.2*+	Federal Home Loan Bank of Indianapolis 2005 Supplemental Executive Thrift Plan (with trust), as amended, incorporated by reference to our Quarterly Report on Form 10-Q filed on November 13, 2007

10.3*+	Federal Home Loan Bank of Indianapolis 2005 Supplemental Executive Retirement Plan (with trust), as amended, incorporated by reference to our Quarterly Report on Form 10-Q filed on November 13, 2007

10.4*+	2005 Directors’ Deferred Compensation Plan (with trust), as amended, incorporated by reference to our Quarterly Report on Form 10-Q filed on November 13, 2007

10.5+	Federal Home Loan Bank of Indianapolis Directors Compensation and Travel Expense Reimbursement Policy

10.6*+	Form of Key Employee Severance Agreement for Executive Officers, incorporated by reference to our Current Report on Form 8-K, filed on November 20, 2007

10.7*	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2006

10.8*+	Federal Home Loan Bank of Indianapolis 2008 Long Term Incentive Plan, incorporated by reference to our Current Report on Form 8-K filed on June 16, 2008

10.9	Federal Home Loan Bank of Indianapolis 2009 Long Term Incentive Plan

12	Computation of Ratios of Earnings to Fixed Charges

14.1	Code of Conduct for Directors, Officers, Employees and Advisory Council Members, effective March 13, 2009.

31.1	Certification of the President — Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Senior Vice President — Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the First Vice President — Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President — Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
32.2	Certification of the Senior Vice President — Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the First Vice President — Controller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Notice of Disqualification of Director, incorporated by reference to our Current Report on Form 8-K filed on January 3, 2008

99.2*	Notice of Election/Appointment of Directors, incorporated by reference to our Current Report on Form 8-K filed on February 22, 2008

99.3*	Notice of Election/Appointment of Directors, incorporated by reference to our Current Report on Form 8-K filed on March 20, 2008

99.4*	Notice of Election/Appointment of Directors, incorporated by reference to our Current Report on Form 8-K filed on November 10, 2008

99.5*	Notice of Election/Appointment of Directors, incorporated by reference to our Current Report on Form 8-K filed on November 19, 2008

99.6*	Notice of Election/Appointment of Directors, incorporated by reference to our Current Report on Form 8-K filed on January 9, 2009

*	These documents are incorporated by reference.
+	Management contract or compensatory plan as arranged.

Federal Home Loan Bank of Indianapolis

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act (“ICFR”). Our ICFR is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of our records that, in reasonable detail, accurately and fairly reflect our transactions and asset dispositions;

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

Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, we assessed the effectiveness of our ICFR as of December 31, 2008. Our assessment included extensive documenting, evaluating, and testing of the design and operating effectiveness of our ICFR. In making this assessment, our management used the criteria for Internal Control — Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Based on our assessment using these criteria, our management concluded that we maintained effective ICFR as of December 31, 2008.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

the Federal Home Loan Bank of Indianapolis:

In our opinion, the accompanying statements of condition and the related statements of operations, capital, and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Indianapolis (the “Bank”) at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank’s internal control over financial reporting based on our audits (which was an integrated audit in 2008). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Indianapolis, Indiana

March 16, 2009

Federal Home Loan Bank of Indianapolis

Statements of Condition ($ and share amounts in thousands, except par value)

	December 31,
	2008	2007
Assets
Cash and due from banks (Note 3)	$870,810	$7,255
Interest-bearing deposits	47	—
Federal funds sold, members and non-members	7,223,000	11,261,000
Available-for-sale securities, (a), non-members (Note 5)	1,842,377	—
Held-to-maturity securities (b) (Note 6), members and non-members	6,692,201	8,374,909
Advances to members and former members (Note 7)	31,249,004	26,769,633
Mortgage loans held for portfolio, net (Note 8)	8,780,098	9,396,757
Accrued interest receivable	152,509	193,552
Premises, software, and equipment, net	9,891	9,578
Derivative assets (Note 9)	735	1,926
Other assets	39,304	40,142

Total assets	$56,859,976	$56,054,752

Liabilities and Capital
Deposits (Note 10)
Interest-bearing deposits	$619,341	$555,593
Non-interest-bearing deposits	2,150	1,279

Total deposits	621,491	556,872

Consolidated obligations, net (Note 11)
Discount notes	23,465,645	22,171,485
CO Bonds	28,697,013	30,253,735

Total consolidated obligations, net	52,162,658	52,425,220

Accrued interest payable	284,021	318,494
Affordable Housing Program (Note 12)	36,009	30,300
Payable to REFCORP (Note 13)	17,163	9,463
Derivative liabilities (Note 9)	1,060,259	304,745
Mandatorily redeemable capital stock (Note 14)	539,111	163,469
Other liabilities	48,556	47,257

Total liabilities	54,769,268	53,855,820

Commitments and contingencies (Note 7,9,11,12,14,15,18)

Capital (Note 14)
Capital stock-Class B-1 putable ($100 par value) issued and outstanding shares: 18,792 in 2008 and 20,029 in 2007	1,879,179	2,002,862
Capital stock-Class B-2 putable ($100 par value) issued and outstanding shares: 2 in 2008 and 0.01 in 2007	196	1

Total Capital stock putable issued and outstanding	1,879,375	2,002,863
Retained earnings	282,731	202,111
Accumulated other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities	(66,766)	—
Pension and postretirement benefits	(4,632)	(6,042)

Total accumulated other comprehensive income (loss) (Note 15)	(71,398)	(6,042)

Total capital	2,090,708	2,198,932

Total liabilities and capital	$56,859,976	$56,054,752

(a)	Amortized cost: $1,681,947 and $0 at December 31, 2008, and December 31, 2007, respectively.
(b)	Fair values: $5,947,195 and $8,289,227 at December 31, 2008, and 2007, respectively.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis

Statements of Income ($ amounts in thousands)

	For the Year Ended December 31,
	2008	2007	2006
Interest Income
Advances to members and former members	$997,727	$1,243,386	$1,175,003
Prepayment fees on Advances, net	486	1,931	2,836
Interest-bearing deposits, members and non-members	223	1	4
Federal funds sold, members and non-members	270,369	486,289	337,200
Trading security	—	—	1,316
Available-for-sale securities	30,057	—	—
Held-to-maturity securities, members and non-members	350,892	380,939	359,664
Mortgage loans held for portfolio	467,332	509,793	509,528
Loans to other Federal Home Loan Banks	64	92	14

Total interest income	2,117,150	2,622,431	2,385,565

Interest Expense
Discount notes	498,094	674,657	439,173
CO Bonds	1,313,651	1,690,434	1,681,888
Deposits	15,337	43,219	56,089
Securities sold under agreements to repurchase	5	—	18
Borrowings from other Federal Home Loan Banks	1	1	38
Mandatorily redeemable capital stock	11,677	7,216	3,274
Other borrowings	3	2	84

Total interest expense	1,838,768	2,415,529	2,180,564

Net Interest Income	278,382	206,902	205,001

Other Income (Loss)
Service fees	1,280	1,341	1,424
Net loss on trading security	—	—	(755)
Net gains (losses) on derivatives and hedging activities	11,842	(1,217)	(3,885)
Other, net	1,605	1,563	1,627

Total other income (loss)	14,727	1,687	(1,589)

Other Expense
Compensation and benefits	26,177	27,419	27,405
Other operating expenses	9,854	9,247	10,107
Finance Agency/Finance Board	1,709	1,560	1,556
Office of Finance	1,695	1,714	1,404
Other	1,267	1,662	2,171

Total other expense	40,702	41,602	42,643

Income Before Assessments	252,407	166,987	160,769

Assessments
Affordable Housing Program	21,796	14,368	13,458
REFCORP	46,122	30,524	29,462

Total assessments	67,918	44,892	42,920

Net Income	$184,489	$122,095	$117,849

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis

Statements of Capital ($ amounts and shares in thousands)

	Capital Stock Class B-1 Putable		Capital Stock Class B-2 Putable		Retained Earnings	Accumulated Other Comprehensive Income	Total Capital
	Shares	Par Value	Shares	Par Value
Balance, December 31, 2005	21,564	$2,156,426	—	$—	$149,014	$(2,207)	$2,303,233
Proceeds from sale of capital stock	539	53,923	—	—			53,923
Repurchase/redemption of capital stock	(2,518)	(251,805)	—	—			(251,805)
Net shares reclassified to mandatorily redeemable capital stock	(1,650)	(165,032)	—	—			(165,032)
Transfers of capital stock	—	(1)	—	1			—
Comprehensive income
Net Income					117,849		117,849
Other comprehensive income
Pension and postretirement benefits						(1,389)	(1,389)

Total comprehensive income (loss)					117,849	(1,389)	116,460

Mandatorily redeemable capital stock distributions					(1,187)		(1,187)
Adjustment to initially apply SFAS 158 (Note 15)						(1,824)	(1,824)
Dividends on capital stock
Cash (4.75%)					(99,054)		(99,054)

Balance, December 31, 2006	17,935	$1,793,511	—	$1	$166,622	$(5,420)	$1,954,714
Proceeds from sale of capital stock	2,217	221,623	—	—			221,623
Net shares reclassified to mandatorily redeemable capital stock	(123)	(12,272)	—	—			(12,272)
Comprehensive income
Net Income					122,095		122,095
Other comprehensive income
Pension and postretirement benefits						(622)	(622)

Total comprehensive income (loss)					122,095	(622)	121,473

Mandatorily redeemable capital stock distributions					(74)		(74)
Dividends on capital stock
Cash (4.62%)					(86,532)		(86,532)

Balance, December 31, 2007	20,029	$2,002,862	—	$1	$202,111	$(6,042)	$2,198,932

Federal Home Loan Bank of Indianapolis

Statements of Capital, continued ($ amounts and shares in thousands)

	Capital Stock Class B-1 Putable		Capital Stock Class B-2 Putable		Retained Earnings	Accumulated Other Comprehensive Income	Total Capital
(In thousands)	Shares	Par Value	Shares	Par Value
Balance, December 31, 2007	20,029	$2,002,862	—	$1	$202,111	$(6,042)	$2,198,932
Proceeds from sale of capital stock	2,561	256,066	—	—			256,066
Net shares reclassified to mandatorily redeemable capital stock	(3,797)	(379,682)	—	—			(379,682)
Net shares reclassified from mandatorily redeemable capital stock	1	128	—	—			128
Transfers of capital stock	(2)	(195)	2	195			—
Comprehensive income
Net Income					184,489		184,489
Other comprehensive income
Net unrealized loss on available-for-sale securities						(66,766)	(66,766)
Pension and postretirement benefits						1,410	1,410

Total comprehensive income (loss)					184,489	(65,356)	119,133

Mandatorily redeemable capital stock distributions					(4,927)		(4,927)
Dividends on capital stock
Cash (5.01%)					(98,942)		(98,942)

Balance, December 31, 2008	18,792	$1,879,179	2	$196	$282,731	$(71,398)	$2,090,708

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis

Statements of Cash Flows ($ amounts in thousands)

	For the Year Ended December 31,
	2008	2007	2006
Operating Activities
Net Income	$184,489	$122,095	$117,849

Adjustments to reconcile Net Income to net cash provided by (used in) operating activities
Depreciation and amortization
Net premiums and discounts on consolidated obligations	(25,854)	67,046	17,423
Net premiums and discounts on investments	(14,430)	(11,463)	(13,233)
Net premiums and discounts on mortgage loans	13,763	5,442	7,324
Concessions on CO bonds	16,667	8,558	7,224
Fees on derivatives, included as a component of derivative value	(13,841)	(6,283)	(5,956)
Net deferred (gain) loss on derivatives	(185)	(173)	(146)
Premises, software, and equipment	1,221	1,429	1,362
Other fees and amortization	2,145	2,248	1,733
Net realized (gain) loss on disposal of premises, software, and equipment	(5)	13	6
(Gain) loss due to change in net fair value adjustment on derivative and hedging activities	(113,702)	(935)	2,440
Net change in:
Trading security	—	—	43,385
Accrued interest receivable	41,013	(57,243)	(17,153)
Net derivatives — net accrued interest	43,495	30,067	(18,944)
Other assets	2,482	138	(4,982)
Affordable Housing Program liability and discount on AHP Advances	5,709	3,934	(978)
Accrued interest payable	(34,507)	(65,099)	55,305
Payable to REFCORP	7,700	2,625	(193)
Other liabilities	2,522	(1,490)	(6,241)

Total adjustments	(65,807)	(21,186)	68,376

Net cash provided by operating activities	118,682	100,909	186,225

Investing Activities
Net change in:
Interest-bearing deposits, members and non-members	(296,996)	81	3,231
Federal funds sold, members and non-members	4,038,000	(3,937,000)	(2,669,000)
Premises, software, and equipment	(1,342)	(436)	(775)
Held-to-maturity securities:
Net (increase) decrease in short-term held-to-maturity securities, members and non-members	1,660,000	(1,266,000)	517,000
Proceeds from maturities of long-term held-to-maturity securities, members and non-members	1,669,544	992,738	1,031,533
Purchases of long-term held-to-maturity securities, members and non-members	(1,626,602)	(1,151,792)	(742,812)
Available-for-sale securities:
Purchases of available-for-sale securities, non-members	(1,680,398)	—	—
Advances to members and former members:
Principal collected on Advances	57,372,719	80,015,013	89,061,317
Advances made	(60,947,068)	(84,049,075)	(85,521,211)
Mortgage loans held for portfolio:
Principal collected	1,098,655	1,087,164	1,138,055
Mortgage loans purchased	(497,594)	(467,446)	(1,633,037)
Payments on sales of foreclosed assets	(68)	—	—
Other Federal Home Loan Banks:
Principal collected on loans to other Federal Home Loan Banks	1,169,000	628,000	100,000
Loans to other Federal Home Loan Banks	(1,169,000)	(628,000)	(100,000)

Net cash provided by (used in) investing activities	788,850	(8,776,753)	1,184,301

Federal Home Loan Bank of Indianapolis

Statements of Cash Flows, continued ($ amounts in thousands)

	For the Year Ended December 31,
	2008	2007	2006
Financing Activities
Net change in:
Deposits	54,423	(352,875)	120,001
Proceeds on derivative contracts with financing element	168,112	—	—
Net proceeds from issuance of consolidated obligations
Discount notes	1,010,819,889	992,128,801	852,747,689
CO Bonds	27,147,262	18,524,258	7,699,151
CO Bonds transferred from other Federal Home Loan Banks	39,142	—	—
Payments for maturing and retiring consolidated obligations
Discount notes	(1,009,503,570)	(980,496,084)	(851,664,246)
CO Bonds	(28,917,520)	(21,270,905)	(9,940,225)
Other Federal Home Loan Banks:
Borrowings from other Federal Home Loan Banks	22,000	5,000	257,000
Maturities of borrowings from other Federal Home Loan Banks	(22,000)	(5,000)	(257,000)
Proceeds from issuance of capital stock	256,066	221,623	53,923
Payments for redemption of mandatorily redeemable capital stock	(8,839)	(209)	(58,461)
Payments for repurchase/redemption of capital stock	—	—	(251,805)
Cash dividends paid	(98,942)	(86,532)	(99,054)

Net cash provided by (used in) financing activities	(43,977)	8,668,077	(1,393,027)

Net increase (decrease) in cash and cash equivalents	863,555	(7,767)	(22,501)
Cash and cash equivalents at beginning of the year	7,255	15,022	37,523

Cash and cash equivalents at end of the year	$870,810	$7,255	$15,022

Supplemental Disclosures
Interest paid	$1,364,204	$1,824,235	$1,653,903
Affordable Housing Program payments, net	16,087	10,434	14,117
REFCORP payments	38,422	27,899	29,655
Transfers of mortgage loans to real estate owned	1	—	—

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

NOTES TO FINANCIAL STATEMENTS

These Notes to Financial Statements should be read in conjunction with the Statements of Condition as of December 31, 2008, and 2007 and the Statements of Income, Statements of Capital, and Statements of Cash Flows for the years ended December 31, 2008, 2007, and 2006.

Background Information

The Federal Home Loan Bank of Indianapolis (the “Bank”), a federally chartered corporation, is one of 12 district Federal Home Loan Banks (“FHLBs”). We serve the public by enhancing the availability of credit for residential mortgages and targeted community development. We provide a readily available, low-cost source of funds to our members. All federally-insured depository institutions, community development financial institutions (“CDFI”), and insurance companies that have a principal place of business located in Indiana or Michigan are eligible to become our members. We are a cooperative, which means that current members or their successors own nearly all of our outstanding capital stock and may receive dividends on their investment. Former members own the remaining capital stock to support capital plan requirements and business transactions still carried on our Statement of Condition. Regulated financial depositories and insurance companies engaged in residential housing finance may apply for membership. State and local housing authorities that meet certain statutory criteria may also borrow from us. While eligible to borrow, housing authorities are not our members, as such, are not required to hold capital stock.

All members must purchase our stock. Members must own our capital stock based on the amount of their total mortgage assets. Each member is also required to purchase activity-based capital stock as it engages in certain business activities with us. See Note 20 for more information about transactions with shareholders.

On July 30, 2008, the U.S. Congress enacted the Housing and Economic Recovery Act (“HERA”) to address the current housing finance crisis, expand the Federal Housing Administration’s financing authority and address Government Sponsored Enterprises (“GSE”) reform issues, among other things. A significant provision of HERA created a new federal agency, the Federal Housing Finance Agency (“Finance Agency”) that has become the new independent Federal regulator of the FHLBs effective July 30, 2008. Our former regulator, the Federal Housing Finance Board (“Finance Board”), has been abolished, and Finance Board regulations, policies, and directives have been transferred to the Finance Agency. Consequently, throughout the remainder of these notes to financial statements, unless the context requires otherwise, we will use the term “Finance Agency” to refer either to the Finance Agency established by HERA, or to its predecessor, the Finance Board. We will be responsible for our share of the operating expenses for the Finance Agency. The Office of Finance is a joint office of the FHLBs established by the Finance Board to facilitate the issuance and servicing of the Consolidated Obligations (each, a “CO”) of the FHLBs. The Finance Agency’s principal purpose is to ensure that the FHLBs operate in a safe and sound manner. In addition, the Finance Agency ensures that the FHLBs carry out their housing finance mission, remain adequately capitalized, and can raise funds in the capital markets. Also, the Finance Agency establishes policies and regulations covering the operations of the FHLBs. Each FHLB operates as a separate entity with its own management, employees, and board of directors. We do not have any special purpose entities or any other types of off-balance sheet conduits.

As provided by the Federal Home Loan Bank Act of 1932 (the “Bank Act”), as amended, and applicable regulations, the FHLBs’ COs, consisting of CO Bonds and Discount notes, are backed only by the financial resources of the FHLBs and are the primary source of funds for the FHLBs. Deposits, other borrowings, and capital stock issued to members are also sources of funds. We primarily use these various sources of funds to provide Advances to members, to purchase loans from members through our Mortgage Purchase Program (“MPP”), and to maintain liquidity. We also provide member institutions with correspondent services, such as wire transfer, security safekeeping, and settlement.

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

Interest-Bearing Deposits. These investments include certificates of deposit and bank notes, not meeting the definition of a security under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, (“SFAS 115”). We do not classify interest-bearing deposits as a cash equivalent.

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

We classify investments acquired for purposes of liquidity and asset/liability management as trading and carry them at fair value. We record changes in the fair value of these investments through Other Income (Loss) as Net loss on trading securities. However, we do not participate in speculative trading practices and may hold these investments for an extended period of time as management periodically evaluates its liquidity needs. We did not have any investments classified as trading during the years ended December 31, 2008, or 2007.

We classify certain investments, including investment securities purchased from non-member counterparties or other FHLBs, which we may sell before maturity, as available-for-sale (“AFS”) and carry them at fair value. Unrealized holding gains and losses are reported in Accumulated other comprehensive income (loss). For AFS securities that have been hedged and qualify as a fair value hedge, we record the portion of the change in value related to the risk being hedged in Other Income (Loss) as Net gains (losses) on derivatives and hedging activities together with the related change in the fair value of the derivative, and record the remainder of the change in the fair value of the investments in Accumulated other comprehensive income (loss) as Net unrealized gains (losses) on available-for-sale securities. For AFS securities that do not qualify as fair value hedges, we record the total amount of unrealized gain or loss on the security in Accumulated other comprehensive income (loss). We did not have any investments classified as AFS during the year ended December 31, 2007.

Under SFAS 115, changes in circumstances may cause us to change our intent to hold a certain security to maturity without calling into question our intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a held-to-maturity (“HTM”) security due to certain changes in circumstances such as evidence of significant deterioration in the issuer’s creditworthiness or changes in regulatory requirements is not considered to be inconsistent with its original classification. Other events that are isolated, non-recurring, and unusual for us that could not have been reasonably anticipated may cause us to sell or transfer an HTM security without necessarily calling into question our intent to hold other debt securities to maturity. For the years ended December 31, 2008, 2007, and 2006, there were no sales or transfers of HTM securities.

In addition, in accordance with SFAS 115, sales of HTM securities that meet either of the following two conditions may be considered as maturities for purposes of the HTM classification of these securities: 1) the sale occurs near enough to its maturity date (or call date if exercise of the call is probable) that interest rate risk is substantially eliminated as a pricing factor, and the changes in market interest rates would not have a significant effect on the security’s fair value, or 2) the sale of a security occurs after we have already collected a substantial portion (at least 85%) of the principal outstanding at acquisition due either to prepayments on the debt security or to scheduled payments on a debt security payable in equal installments (both principal and interest) over its term.

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

We evaluate outstanding AFS and HTM investments for other-than-temporary impairment on at least a quarterly basis. We will conclude that an unrealized loss is other-than temporary if it is probable that we will not receive all of the investment security’s contractual cash flows. As part of this analysis, we must assess our intent and ability to hold a security until recovery of any unrealized losses. These evaluations are inherently subjective and consider a number of qualitative factors. In addition to monitoring the credit ratings of these securities for downgrades, as well as placement on negative outlook or credit watch, management evaluates other factors that may be indicative of other-than-temporary impairment. These include, but are not limited to, an evaluation of the type of security, the length of time and extent to which the fair value of a security has been less than its cost, any credit enhancement or insurance, and certain other collateral-related characteristics such as Fair Isaac Corporation (“FICO®”) credit scores, loan-to-value ratios, delinquency and foreclosure rates, geographical concentrations and the security’s performance. If we determine that an other-than-temporary impairment exists, the security would be written down to fair value, any deferred amounts related to the investment would be written off, and a realized loss would be recognized in the Statement of Income as Other expense. We have not experienced an other-than-temporary impairment in value of any investment during 2008, 2007, or 2006.

Advances. We carry loans to members, called Advances, net of unearned commitment fees, discounts and premiums on Advances, discounts on Advances related to the Affordable Housing Program (“AHP”), and the impact of hedge accounting. We amortize the premiums and accrete the discounts on Advances, on an individual instrument basis, to Interest Income using the level-yield method. We credit interest on Advances to income as earned. Following the requirements of the Bank Act, we obtain sufficient collateral on Advances to protect us from losses. The Bank Act limits eligible collateral to certain investment securities, residential mortgage loans, cash or deposits with us, and other eligible real estate-related assets. As Note 7 more fully describes, CDFIs (redefined by HERA and include community development activities) are eligible to utilize expanded statutory collateral rules that include secured small business and agricultural loans and securities representing a whole interest in such secured loans. We have not incurred any credit losses on Advances since our inception. Based upon our analysis of the credit standing of our members, the collateral held as security for the Advances, and the repayment history of our Advances, management believes that an allowance for credit losses on Advances is unnecessary at December 31, 2008, and 2007.

Mortgage Loans Held for Portfolio. We offer the MPP to our members under which we invest in Federal Housing Administration (“FHA”) and conventional and conforming residential mortgage loans purchased directly from participating members. We classify mortgage loans as held for portfolio and, accordingly, report them at their principal amount outstanding, net of unamortized premiums and discounts, and unamortized hedge basis adjustments. We manage the liquidity and interest rate risk of the loans.

To provide credit enhancement on conventional loans originated or acquired by a seller (i.e., a member), the seller funds a lender risk account (“LRA”) over time to cover, at a minimum, the expected losses. This account is established to conform to a regulation established by the Finance Board that conventional MPP mortgage purchases be credit enhanced to a credit quality of at least investment grade. In order to comply with this regulation, we evaluate the proposed conventional mortgages to be sold to determine the amount of expected losses that will occur. The expected losses are used to determine the amount to be deposited into the LRA, and these funds are used to offset any losses that may occur. Funds not needed to absorb losses are paid to the selling members over a period of time established at the time of a Master Commitment Contract that governs the sale of loans in the program. No LRA is required after eleven years. This period was determined upon establishment of the program after reviewing the requirements of the supplemental mortgage insurance (“SMI”) providers, and looking at the lower default rates and increased equity for seasoned loans after such length of time. The amount to be deposited monthly to an LRA, which ranges from 0.07% to 0.10% per annum of the outstanding balance of the pool, is established at the time the seller enters into a Master Commitment Contract, and is based on the size of the pool and the expected credit quality of the loans to be purchased. LRA funds are available to cover credit losses on any loan in the original master commitment pool. The minimum LRA balance required before funds can be returned to the seller ranges from 0.30% to 1.20% of the outstanding balance of the loans in the pool. This amount is also established in the Master Commitment Contract and varies with the size of the pool and the overall credit quality of the loans. If the LRA balance reaches the minimum requirement, any funds in excess of the required amount may be returned to the seller over time. The LRA is recorded in Other liabilities and totaled $21,892,000 and $21,090,000 at December 31, 2008, and 2007, respectively.

In addition to the expected losses covered by the LRA, the member selling conventional loans is required to purchase SMI and to designate us as the beneficiary as an enhancement to cover losses over and above losses covered by the LRA. The LRA and the SMI are calculated at the time of purchase to provide, at a minimum, the equivalent of an AA credit rating.

We defer and amortize mortgage loan premiums and discounts paid to and received from our participating members, and hedge basis adjustments on a pooled loan basis using the level-yield retrospective method over the estimated cash flows of the related mortgage loans. Actual prepayment experience and estimates of future principal prepayments are used in calculating the estimated cash flows of the mortgage loans. We aggregate the mortgage loans by similar characteristics (i.e., type, maturity, note rate, and acquisition date) in determining prepayment estimates. The level-yield method requires a retrospective adjustment each time we change the estimated prepayment amounts so that it is as if the new estimate had been used since the original acquisition date of the assets.

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

We base the allowance for credit losses on management’s estimate of credit losses inherent in our mortgage loan portfolio as of the Statement of Condition date after consideration of the estimated liquidation value of collateral held, the LRA, and SMI. Actual losses are first covered by primary mortgage insurance if applicable, followed by the member’s funded LRA and SMI policy. We perform quarterly reviews of our portfolio by using both a specific analysis that includes consideration of various data observations such as current performance, loan portfolio characteristics, collateral valuations, the member’s credit enhancement through the LRA and SMI coverage, recorded claims against LRA coverage, and creditworthiness of mortgage insurers as well as a general analysis that includes consideration of industry data, and prevailing economic conditions.

As a result of this analysis, we have determined that each member’s obligation for losses and the mortgage insurance coverage exceeds the inherent losses in the portfolio. Should we experience actual losses in excess of the credit enhancement provided by the LRA and SMI, these would be recognized credit losses for financial reporting purposes. Since the inception of the MPP, we have not experienced any significant loss on the MPP portfolio, and no significant additional losses are anticipated at this time. Accordingly, no allowance for loan losses is considered necessary at December 31, 2008, and 2007.

Our policy is to charge-off a loan against our loan loss allowance, if any, when, after foreclosure, the liquidation value of the real estate collateral plus expected recovery under the LRA or SMI policy does not cover our mortgage loan balance outstanding, or when an estimated or known loss exists.

Premises, Software, and Equipment. We record premises, software, and equipment at cost, less accumulated depreciation and amortization. Our accumulated depreciation and amortization was $14,100,000 and $13,005,000, at December 31, 2008, and 2007, respectively. We compute depreciation using the straight-line method over the estimated useful lives of relevant assets as follows:

Class of Assets	Estimated Life
Automobiles	1-4 years
Computer hardware and software	5 years
Equipment	8 years
Furniture	10 years
Building	40 years

We amortize leasehold and building improvements using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining term of the asset. We capitalize improvements and major renewals, but expense ordinary maintenance and repairs when incurred. Depreciation and amortization expense was $1,221,000, $1,429,000, and $1,362,000, for the years ended December 31, 2008, 2007, and 2006, respectively. We include any gain or loss on disposal of premises, software, and equipment in Other Income (Loss). The Net realized (gain) loss on disposal of premises, software, and equipment was $(5,000), $13,000, and $6,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

Derivatives. Accounting for derivatives is addressed in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended by SFAS No. 137, Accounting for Derivatives Instruments and Hedging Activities — Deferral of Effective Date of FASB Statement No. 133, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). All derivatives are recognized in the Statement of Condition at their fair values. Due to the application of FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”), derivative assets and derivative liabilities reported on the Statement of Condition include the net cash collateral and accrued interest from counterparties.

In accordance with SFAS 133, each derivative is designated as one of the following:

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

An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities, or firm commitments that does not qualify or was not designated for hedge accounting, but is an acceptable hedging strategy under our risk management program. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative derivative transactions. An economic hedge introduces the potential for earnings variability caused by the change in fair value on the derivative that is recorded in our income but not offset by a corresponding change in the value of the economically hedged asset, liability, or firm commitment. As a result, we recognize only the net interest and the change in fair value of these derivatives in Other Income (Loss) as Net gains (losses) on derivatives and hedging activities with no offsetting fair value adjustments for the assets, liabilities, or firm commitments. Cash flows associated with such stand-alone derivatives (derivatives not qualifying as a hedge) are reflected in Net cash provided by operating activities in the Statement of Cash Flows.

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

Derivatives are typically executed at the same time as the hedged Advances or COs, and we designate the hedged item in a qualifying hedge relationship as of the trade date. In many hedging relationships, we may designate the hedging relationship upon its commitment to disburse an Advance or trade a CO in which settlement occurs within the shortest period of time possible for the type of instrument based on market settlement conventions. We define market settlement conventions for Advances as five business days or less and for COs as thirty calendar days or less, using a next business day convention. We record the changes in fair value of the derivative and the hedged item beginning on the trade date. When the hedging relationship is designated on the trade date and the fair value of the derivative is zero on that date, the hedge meets the criteria within SFAS 133 for applying the short-cut method provided all the other criteria of paragraph 68 of SFAS 133 are also met.

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

We discontinue hedge accounting prospectively when: (1) we determine that the derivative is no longer effective in offsetting changes in the fair value of a hedged item (including hedged items such as firm commitments or forecasted transactions); (2) the derivative and/or the hedged item expires or is sold, terminated, or exercised; (3) a hedged firm commitment no longer meets the definition of a firm commitment; or (4) we determine that designating the derivative as a hedging instrument in accordance with SFAS 133 is no longer appropriate.

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

We review all contracts that do not in their entirety meet the definition of a derivative instrument, including CO Bonds, Advances, and investments, for embedded derivatives. Embedded derivatives require separation from their host contract (the CO Bond or Advance instrument without the impact of the embedded derivative) if it is determined they are not clearly and closely related to the host contract. If separated, each derivative is evaluated, measured, and accounted for as a stand alone derivative instrument in the financial statements.

Mandatorily Redeemable Capital Stock. In accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”), although there has been no change in shareholders’ rights related to capital stock redemption requests, we reclassify the stock subject to redemption from equity to liability after a member exercises a written redemption request and attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership, since the member shares will then meet the definition of a mandatorily redeemable financial instrument. Member shares meeting this definition are reclassified to a liability at fair value. Dividends declared on member shares classified as a liability in accordance with SFAS 150 are accrued at the expected dividend rate and reflected as Interest expense in the Statement of Income. The repayment of Mandatorily redeemable capital stock, once settled, will be reflected as cash outflows in the Financing Activities section of the Statement of Cash Flows once settled. If a member cancels its written notice of redemption or notice of withdrawal, we will reclassify Mandatorily redeemable capital stock from a liability to equity in accordance with SFAS 150. After the reclassification, dividends on the capital stock will no longer be classified as Interest expense.

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

If the new Advance, including an Advance in a hedging relationship, qualifies as a modification of the existing Advance, the net prepayment fee on the prepaid Advance is deferred, recorded in the basis of the modified Advance, and amortized over the life of the modified Advance using the level-yield method. This amortization is recorded as Advances to members and former members in the Interest Income section of the Statement of Income. If we determine that a new Advance does not qualify as a modification of an existing Advance that is prepaid, it is treated as a new Advance. We record the net fees on the prepaid Advance as Prepayment fees on Advances, net in the Interest Income section of the Statement of Income.

Commitment Fees. We record annual commitment fees for standby letters of credit when we receive the fees. Based upon past experience, we believe that the likelihood of a loss related to a standby letter of credit is remote.

Concessions on Consolidated Obligations. We defer and amortize, using the level-yield method, on an individual instrument basis, the amounts paid to dealers in connection with the sale of CO Bonds over the term to contractual maturity of the CO Bonds. The Office of Finance prorates the amount of the concession to us based upon the percentage of the debt issued that we assume. Unamortized concessions were $15,487,000 and $13,844,000 at December 31, 2008, and 2007, respectively, and are included in Other assets. Amortizations of such concessions are included in CO Bonds Interest Expense and totaled $16,667,000, $8,558,000, and $7,224,000 in 2008, 2007, and 2006, respectively. We defer and amortize, using the level-yield method, the concessions applicable to the sale of Discount notes over the term to maturity. These amounts are recorded as Discount notes Interest Expense in the Statement of Income.

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

Finance Agency/Finance Board Expenses. We, along with the other FHLBs, funded the costs of operating the Finance Board, and fund a portion of the costs of operating the Finance Agency since it was created on July 30, 2008. The Finance Board allocated its operating and capital expenditures to the FHLBs based on each FHLB’s percentage of total combined regulatory capital plus Retained earnings through July 29, 2008. The Finance Agency’s expenses and working capital fund are allocated pro rata among the FHLBs as annual assessments based on the ratio between each FHLB’s minimum required regulatory capital and the aggregate minimum required regulatory capital of every FHLB. Each FHLB must pay an amount equal to one-half of its annual assessment twice each year.

Office of Finance Expenses. We are assessed for our proportionate share of the costs of operating the Office of Finance. The Office of Finance allocates its operating and capital expenditures based equally on each FHLB’s percentage of total capital stock for the FHLBs, percentage of COs issued, and percentage of COs outstanding.

Other Expenses. We classify third party volume-related mortgage loan costs as Other expenses. These expenses include mortgage master servicing and quality assurance fees.

AHP. The Bank Act requires each FHLB to establish and fund an AHP. We charge the required funding for AHP to earnings and establish a liability. The AHP funds provide subsidies in the form of direct grants to members that use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. We may also issue AHP Advances to members at interest rates below the customary interest rate for non-subsidized Advances. When we make an AHP Advance, the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP Advance rate and our related cost of funds for comparable maturity funding is charged against the AHP liability and recorded as a discount on the AHP Advance. The discount on AHP Advances is accreted to interest income on advances using a level-yield methodology over the life of the Advance.

REFCORP. We are required to make quarterly payments to the Resolution Funding Corporation (“REFCORP”) to pay toward interest on bonds issued by REFCORP. REFCORP is a corporation established by Congress in 1989 to provide funding for the resolution and disposition of insolvent savings institutions. We recognize the REFCORP expense on an accrual basis based on our operating performance.

Estimated Fair Values. Many of our financial instruments lack an available trading market characterized by transactions between a willing buyer and a willing seller engaging in an exchange transaction. Therefore, we use pricing services and/or internal models employing significant estimates and present-value calculations when disclosing estimated fair values.

Cash Flows. Within the Statement of Cash Flows, we consider Cash and due from banks from the Statement of Condition as Cash and cash equivalents because of their highly liquid nature. Federal funds sold, members and non-members and Interest-bearing deposits, members and non-members from the Statement of Condition are not treated as Cash and cash equivalents for purposes of the Statement of Cash Flows but instead are treated as short-term investments and are reflected in the Investing Activities section of the Statement of Cash Flows.

Reclassifications. Certain amounts in the 2007 and 2006 financial statements have been reclassified to conform to the 2008 presentation. Reclassifications were made as follows:

Certificates of Deposit and Bank Notes. During the third quarter of 2008, on a retrospective basis, we reclassified our investments in certain certificates of deposit (“CDs”) and bank notes, previously reported as interest-bearing deposits, as HTM investments in our Statements of Condition and Income as they meet the definition of a security under SFAS 115. These financial instruments have been classified as HTM securities based on their short-term nature and our history of holding them until maturity. This reclassification had no effect on Total assets or Net Interest Income and Net Income. The CDs and bank notes that do not meet the definition of a security will continue to be classified as interest-bearing deposits on the Statements of Condition and Income. As a result of the reclassification, the Statement of Condition as of December 31, 2007, the Statements of Income for the years ended December 31, 2007, and 2006, and the Statements of Cash Flows for the years ended December 31, 2007, and 2006 were revised as follows ($ amounts in thousands):

Statement of Condition	Before reclassification December 31, 2007	Reclassification	After reclassification December 31, 2007
Interest-bearing deposits (assets)	$1,660,000	$(1,660,000)	$—
Held-to-maturity securities, members and non-members	6,714,909	1,660,000	8,374,909

Statement of Income	Before reclassification December 31, 2007	Reclassification	After reclassification December 31, 2007
Interest-bearing deposits, members and non-members	$73,968	$(73,967)	$1
Held-to-maturity securities, members and non-members	306,972	73,967	380,939

Statement of Income	Before reclassification December 31, 2006	Reclassification	After reclassification December 31, 2006
Interest-bearing deposits, members and non-members	$48,879	$(48,875)	$4
Held-to-maturity securities, members and non-members	310,789	48,875	359,664

Statement of Cash Flows	Before reclassification December 31, 2007	Reclassification	After reclassification December 31, 2007
Net change in Interest-bearing deposits, members and non-members	$(1,265,919)	$1,266,000	$81
Held-to-maturity securities: Net (increase) decrease in short-term held-to-maturity securities, members and non-members	—	(1,266,000)	(1,266,000)

Statement of Cash Flows	Before reclassification December 31, 2006	Reclassification	After reclassification December 31, 2006
Net change in Interest-bearing deposits, members and non-members	$520,231	$(517,000)	$3,231
Held-to-maturity securities: Net (increase) decrease in short-term held-to-maturity securities, members and non-members	—	517,000	517,000

Note 2 — Recently Issued Accounting Standards & Interpretations

SFAS 157. On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). In defining fair value, SFAS 157 retains the exchange price notion in earlier definitions of fair value. However, the definition focuses on the price that would be received to sell an asset or paid to transfer a liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 applies whenever other accounting pronouncements require or permit fair value measurements. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 also establishes a three-level fair value hierarchy that prioritizes the information used to develop assumptions used to determine the exit price, thereby increasing consistency and comparability in fair value measurements and related disclosures. Our adoption of SFAS 157 effective January 1, 2008, did not have an impact on our Retained earnings balance. For additional information detailing the extent to which we measure assets and liabilities at fair value and the methods and assumptions used by us to measure fair value, see “Note 17 — Estimated Fair Values” to these financial statements.

SFAS 159. On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the Statement of Condition. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. We did not elect the fair value option provided by SFAS 159 for any financial assets or liabilities upon our adoption of SFAS 159 on January 1, 2008. As such, the adoption of SFAS 159 did not impact our results of operations and financial condition. Further, we have not elected the fair value option for any financial assets or liabilities at any point subsequent to our adoption of SFAS 159.

Statement 133 Implementation Issue No. E23 (“Issue E23”). In January 2008, the FASB issued Issue E23, Issues Involving the Application of the Shortcut Method under Paragraph 68. Issue E23 amends paragraph 68 of SFAS 133 with respect to the conditions that must be satisfied in order to apply the shortcut method for assessing hedge effectiveness. Our adoption of Issue E23 at January 1, 2008, did not have a material impact on our results of operations or financial condition.

SFAS 161. On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (January 1, 2009, for us), with earlier adoption allowed. Our adoption of SFAS 161 will result in increased financial statement disclosures.

SFAS 162. On May 9, 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). SFAS 162 was effective on November 15, 2008, 60 days following the Securities and Exchange Commission’s (“SECs”) approval of Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The SEC approved this amendment on September 16, 2008. Our adoption of SFAS 162 has not had, and is not expected to have, a material impact on our results of operations and financial condition.

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

FSP FAS 133-1 and FIN 45-4. On September 12, 2008, the FASB issued FASB Staff Position FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP FAS 133-1 and FIN 45-4”). FSP FAS 133-1 and FIN 45-4 amended SFAS 133, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (“FIN 45”) to improve disclosures about credit derivatives and guarantees and clarify the effective date of SFAS 161. FSP FAS 133-1 and FIN 45-4 also amended SFAS 133 to require entities to disclose sufficient information to allow users to assess the potential effect of credit derivatives, including their nature, maximum payment, fair value, and recourse provisions. Additionally, FSP FAS 133-1 and FIN 45-4 amended FIN 45 to require a disclosure about the current status of the payment/performance risk of a guarantee, which could be indicated by external credit ratings or categories by which we measure risk. While we do not currently enter into credit derivatives, we do have guarantees – our joint and several liability on Consolidated obligations and letters of credit. The provisions of FSP FAS 133-1 and FIN 45-4 that amend SFAS 133 and FIN 45 are effective for fiscal years and interim periods ending after November 15, 2008 (December 31, 2008, for us). Additionally, FSP FAS 133-1 and FIN 45-4 clarifies that the disclosures required by SFAS 161 should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008 (January 1, 2009, for us). We have determined that the adoption of FSP FAS 133-1 and FIN 45-4 will result in increased financial statement disclosures related to the required disclosures of SFAS 161.

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

FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. While revisions resulting from a change in the valuation technique or its application were to be accounted for as a change in accounting estimate consistent with SFAS No. 154, Accounting Changes and Error Corrections, the related disclosure provisions for this change in accounting estimate were not required. Our adoption of this FSP did not impact our financial condition, results of operations or cash flows.

FSP EITF 99-20-1. On January 12, 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased

Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets (“EITF 99-20”), to align the impairment model in EITF 99-20 with the impairment model in SFAS 115, resulting in a more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirement in SFAS 115 and other related guidance. FSP EITF 99-20-1 is effective and should be applied prospectively for financial statements issued for fiscal years and interim periods ending after December 15, 2008 (December 31, 2008, for us). Our adoption of this FSP at December 31, 2008, did not have a material effect on our financial condition, results of operations or cash flows.

Note 3 — Cash and Due from Banks

We maintain collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions on the withdrawal of the funds. The average collected cash balances for the years ended December 31, 2008, and 2007, were approximately $1,177,000 and $879,000, respectively.

In addition, we maintained average required balances with various Federal Reserve Banks of $5,000,000 for the years ended December 31, 2008, and 2007. These required clearing balances may not be withdrawn; however, earnings credits on these balances may be used to pay for services received from the Federal Reserve Banks.

Pass-through Deposit Reserves. We act as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. The amount shown as Cash and due from banks includes pass-through reserves deposited with Federal Reserve Banks of approximately $2,150,000 at December 31, 2008, and $1,279,000 as of December 31, 2007.

Note 4 — Trading Security

There were no trading securities outstanding as of December 31, 2008, or December 31, 2007. During the year ended December 31, 2006, the principal on the trading security was paid in full. The net loss on the trading security during the year ended December 31, 2006, included a change in net realized/unrealized holding losses of $755,000.

Note 5 — Available-for-Sale Securities

Major Security Types. AFS securities (AAA-rated agency debentures) purchased from non-member counterparties as of December 31, 2008, were as follows ($ amounts in thousands):

December 31, 2008	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
GSEs	$1,681,947	$160,430	$—	$1,842,377

Total	$1,681,947	$160,430	$—	$1,842,377

There were no AFS securities outstanding as of December 31, 2007.

Impairment Analysis on AFS Securities. As of December 31, 2008, we had no AFS securities in an unrealized loss position.

Investments in GSE securities, specifically debentures issued by Fannie Mae and Freddie Mac, were additionally affected by investor concerns regarding those entities’ capital levels that are needed to offset expected credit losses that may result from declining home prices. HERA contains provisions allowing the U.S. Treasury to provide support to Fannie Mae and Freddie Mac. Additionally, in September 2008, the U.S. Treasury and Finance Agency announced that Fannie Mae and Freddie Mac were placed into conservatorship, with the Finance Agency named as conservator. The Finance Agency will manage Fannie Mae and Freddie Mac in an attempt to stabilize their financial condition and their ability to support the secondary mortgage market.

We evaluate our individual AFS investment securities holdings for other-than-temporary impairment on at least a quarterly basis. As part of this process, we consider our positive ability and intent to hold each security for a sufficient time to allow for any anticipated recovery of unrealized losses. To determine which individual securities are at risk for other-than-temporary impairment, we consider various characteristics of each security including, but not limited to, the following: the credit rating and related outlook or status; the creditworthiness of the issuers of the agency debt securities; the strength of the GSEs’ guarantees of the holdings of agency mortgage-backed securities; and the duration and level of the unrealized loss. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment.

As a result of this security-level review, we identify individual securities believed to be at risk for other-than-temporary impairment, which are evaluated further by analyzing the performance of the security. As there were no unrealized losses, there were no AFS securities at risk for other-than-temporary impairment at December 31, 2008.

Redemption Terms. The amortized cost and estimated fair value of AFS securities by contractual maturity at December 31, 2008, and December 31, 2007, were as follows ($ amounts in thousands):

	2008		2007
Year of Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	1,681,947	1,842,377	—	—
Due after ten years	—	—	—	—

Total	$1,681,947	$1,842,377	$—	$—

Interest Rate Payment Terms. All of the AFS securities pay a fixed rate of interest ranging from 4.88% to 5.50%.

Realized Gains and Losses. There were no sales of AFS securities during any of the years ended December 31, 2008, 2007, and 2006. There were no AFS securities outstanding as of December 31, 2007.

Note 6 — Held-to-Maturity Securities

Major Security Types. HTM securities purchased from non-member counterparties and members and their affiliates as of December 31, 2008, and 2007, were as follows ($ amounts in thousands):

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
CDs and bank notes	$—	$—	$—	$—
State or local housing agency obligations	885	7	—	892
MBS and ABS
U.S. agency obligations — guaranteed	11,285	23	(10)	11,298
GSEs	2,147,433	17,165	(2,242)	2,162,356
Private-label and other(1)	4,532,598	10	(759,959)	3,772,649

Total	$6,692,201	$17,205	$(762,211)	$5,947,195

December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
CDs and bank notes	$1,660,000	$913	$—	$1,660,913
State or local housing agency obligations	3,720	34	—	3,754
MBS and ABS
U.S. agency obligations — guaranteed	23,671	28	(33)	23,666
GSEs	848,526	1,902	(17,110)	833,318
Private-label and other(1)	5,838,992	13,539	(84,955)	5,767,576

Total	$8,374,909	$16,416	$(102,098)	$8,289,227

(1)	There were no MBS issued by affiliates of members as of December 31, 2008. A summary of the MBS issued by affiliates of members as of December 31, 2007, follows ($ amounts in thousands):

December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Mortgage Securities	$138,361	$818	$(1,714)	$137,465

The following tables summarize the HTM securities with unrealized losses, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position ($ amounts in thousands).

	Less than 12 months		12 months or more		Total
December 31, 2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS and ABS
U.S. agency obligations — guaranteed	$1,343	$(10)	$—	$—	$1,343	$(10)
GSEs	284,998	(656)	299,261	(1,586)	584,259	(2,242)
Private-label and other(1)	2,711,317	(553,624)	1,060,728	(206,335)	3,772,045	(759,959)

Total temporarily impaired	$2,997,658	$(554,290)	$1,359,989	$(207,921)	$4,357,647	$(762,211)

	Less than 12 months		12 months or more		Total
December 31, 2007	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS and ABS
U.S. agency obligations — guaranteed	$—	$—	$20,724	$(33)	$20,724	$(33)
GSEs	—	—	603,326	(17,110)	603,326	(17,110)
Private-label and other(1)	553,179	(3,808)	3,143,443	(81,147)	3,696,622	(84,955)

Total temporarily impaired	$553,179	$(3,808)	$3,767,493	$(98,290)	$4,320,672	$(102,098)

(1)	There were no MBS issued by affiliates of members as of December 31, 2008. Included in the column for Unrealized Losses 12 months or more as of December 31, 2007, were two securities we purchased from Bank of America Mortgage Securities with an amortized cost of $76.1 million and a market value of $74.4 million.

Investments in GSE securities, specifically MBS issued by Fannie Mae and Freddie Mac, were additionally affected by investor concerns regarding those entities’ capital levels needed to offset expected credit losses that may result from declining home prices. HERA contains provisions allowing the U.S. Treasury to provide support to Fannie Mae and Freddie Mac. Additionally, in September 2008, the U.S. Treasury and the Finance Agency

announced that Fannie Mae and Freddie Mac were placed into conservatorship, with the Finance Agency named as conservator. The Finance Agency will manage Fannie Mae and Freddie Mac in an attempt to stabilize their financial condition and their ability to support the secondary mortgage market.

We evaluate our individual HTM investment securities holdings for other-than-temporary impairment on at least a quarterly basis. As part of this process, we consider our positive ability and intent to hold each security for a sufficient time to allow for any anticipated recovery of unrealized losses, which may not be until maturity. To determine which individual securities are at risk for other-than-temporary impairment, we consider various characteristics of each security including, but not limited to, the following: the credit rating and related outlook or status; the creditworthiness of the issuers of the agency debt securities; the strength of the GSEs’ guarantees of the holdings of agency mortgage-backed securities; the underlying type of collateral; the duration and level of the unrealized loss; any credit enhancements or insurance; and certain other collateral-related characteristics such as FICO® credit scores, delinquency rates, original and current loan-to-value, geographic concentration, and the security’s performance. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment.

As a result of this security-level review, we identify individual securities believed to be at risk for other-than-temporary impairment, which are evaluated further by analyzing the performance of the security. Securities with weaker performance measures are evaluated by estimating projected cash flows based on the structure of the security and certain assumptions, such as default rates and loss severity, to determine whether we expect to receive all of the contractual cash flows to which we are entitled. As a result of these evaluations and our positive ability and intent to hold such securities through the recovery of the unrealized losses, which may be maturity, we do not believe that it is probable that we will not be able to collect all amounts when due according to the contractual terms of the individual securities and do not consider our investments to be other-than-temporarily impaired at December 31, 2008.

Redemption Terms. The amortized cost and estimated fair value of HTM securities by contractual maturity at December 31, 2008, and 2007, are shown below ($ amounts in thousands). Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	2008		2007
Year of Maturity	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Non MBS and ABS:
Due in one year or less	$—	$—	$1,661,782	$1,660,860
Due after one year through five years	—	—	—	—
Due after five years through ten years	—	—	—	—
Due after 10 years	892	885	2,885	2,860
MBS and ABS	5,946,303	6,691,316	6,624,560	6,711,189

Total	$5,947,195	$6,692,201	$8,289,227	$8,374,909

The amortized cost of our MBS and ABS classified as HTM includes net discounts of $19,549,000 and $34,034,000 at December 31, 2008, and 2007, respectively.

Interest Rate Payment Terms. The following table details interest rate payment terms for investment securities classified as HTM at December 31, 2008, and 2007 ($ amounts in thousands):

	2008	2007
Amortized cost of held-to-maturity CDs and bank notes
Fixed-rate	$—	$1,660,000
Amortized cost of held-to-maturity state or local housing agency securities
Fixed-rate	885	3,720
Amortized cost of held-to-maturity MBS and ABS
Pass-through securities
Fixed-rate	117,465	517
Variable-rate	2,355	2,914
Collateralized mortgage obligations
Fixed-rate	6,542,896	6,674,853
Variable-rate	28,600	32,905

Total	$6,692,201	$8,374,909

Note 7 — Advances to Members and Former Members (“Advances”)

Redemption Terms. At December 31, 2008, and 2007, we had Advances outstanding to members and former members, including AHP Advances (see Note 12), at interest rates ranging from 0.07% to 8.34% and 2.37% to 8.34%, respectively, as summarized below ($ amounts in thousands). In 2008, the Advance with an interest rate of 0.07% is a variable-rate Community Investment Program Advance that was originated during a low interest-rate environment. In 2007, the Advance with an interest rate of 2.37% is a fixed-rate amortizing Advance that was originated during a low interest-rate environment.

	2008		2007
Year of Contractual Maturity	Amount	WAIR(1)%	Amount	WAIR(1)%
Overdrawn demand deposit accounts	$653	2.50	$4,842	5.75
2008	—	—	8,718,260	4.21
2009	8,990,320	3.06	3,224,175	4.62
2010	4,796,132	4.63	3,954,541	4.93
2011	3,114,072	4.34	1,994,265	5.00
2012	3,945,033	4.22	3,600,640	4.38
2013	2,482,446	3.93	651,908	5.29
Thereafter	6,646,351	4.04	4,251,828	4.95
Index amortizing Advances	134	7.47	333	7.27

Total par value	29,975,141	3.89	26,400,792	4.60
Unamortized discount on AHP Advances	(205)		(251)
Unamortized discount on Advances	(354)		(461)
SFAS 133 hedging adjustments	1,267,356		360,875
Other adjustments(2)	7,066		8,678

Total	$31,249,004		$26,769,633

(1)	Weighted Average Interest Rate
(2)	Other adjustments include deferred prepayment fees being recognized through the payment on the new Advance.

Index amortizing Advances require repayment according to amortization schedules linked to the level of various indices.

We offer Advances to members that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable Advances). Other fixed-rate Advances may only be prepaid by paying a prepayment fee that makes us financially indifferent to the prepayment of the Advance. At December 31, 2008, and 2007, we had callable Advances of $4,433,186,000 and $2,729,720,000, respectively.

The following table summarizes Advances at December 31, 2008, and 2007, by the earlier of the year of contractual maturity or next call date ($ amounts in thousands):

Year of Contractual Maturity or Next Call Date	2008	2007
Overdrawn demand and overnight deposit accounts	$653	$4,842
2008	—	9,446,061
2009	10,229,847	3,219,885
2010	5,283,994	3,942,375
2011	2,824,978	1,944,371
2012	4,849,033	3,791,640
2013	2,413,396	645,807
Thereafter	4,373,106	3,405,478
Index amortizing Advances	134	333

Total par value	$29,975,141	$26,400,792

We also offer putable Advances, which include an option(s) sold by the member that allows us to terminate the fixed-rate Advance prior to maturity. We normally would exercise this option when interest rates increase. Upon exercise of our option, the member must repay the putable Advance or convert it to an adjustable-rate instrument under the terms established at the time of the original issuance. Interest is generally due on a monthly basis. At December 31, 2008, and 2007, we had putable Advances outstanding totaling $5,597,000,000 and $4,982,550,000, respectively.

The following table summarizes Advances at December 31, 2008, and 2007, by the earlier of the year of contractual maturity or next put date ($ amounts in thousands):

Year of Contractual Maturity or Next Put Date	2008	2007
Overdrawn demand deposit accounts	$653	$4,842
2008	—	12,646,310
2009	13,964,820	3,659,675
2010	3,918,782	2,976,691
2011	2,918,122	1,829,765
2012	1,445,833	1,035,440
2013	1,759,446	573,908
Thereafter	5,967,351	3,673,828
Index amortizing Advances	134	333

Total par value	$29,975,141	$26,400,792

Security Terms. We lend to financial institutions involved in housing finance within our district according to federal statutes, including the Bank Act. The Bank Act requires us to obtain sufficient collateral on Advances to protect against losses and permits us to accept the following as eligible collateral on such Advances: residential mortgage loans, certain U.S. government or government agency securities, cash or deposits and other eligible real estate-related assets. Our capital stock owned by each borrowing member is pledged as additional collateral for the member’s indebtedness to us. CDFIs are defined in HERA as those institutions that have, as of the date of the transaction at issue, less than $1,000,000,000 in average total assets over the three years preceding that date (subject to annual adjustment by the Finance Agency director based on the consumer price index).

CDFIs are eligible under expanded statutory collateral rules to pledge as collateral for Advances small business, small farm and small agriculture loans fully secured by collateral other than real estate, or securities representing a whole interest in such secured loans. HERA also adds secured loans for “community development activities” as a permitted purpose, and as eligible collateral, for Advances to CDFIs.

At December 31, 2008, and 2007, we had rights to collateral on a member-by-member basis with an estimated value greater than outstanding Advances. On the basis of the financial condition of the member, the type of security agreement and other factors, we impose one of two requirements to protect the collateral secured. We either:

(1)	require the member to execute a written security agreement whereby the borrower retains possession of the collateral assigned to us and agrees to hold such collateral for our benefit; or

(2)	require the member to specifically assign or place physical possession of such collateral with us or a third-party custodian we approve.

Beyond these provisions, Section 10(e) of the Bank Act affords any security interest granted to us by a member or any affiliate of the member priority over the claims and rights of any other party. The exceptions are those claims that would be entitled to priority under otherwise applicable law and that are held by bona fide purchasers for value or by secured parties with perfected security interests. We also perfect our security interest in the collateral by filing Uniform Commercial Code financing statements with the appropriate governmental authorities against all member borrowers and any affiliates that also provide collateral for a member, except in some cases when collateral is otherwise perfected through physical possession.

Credit Risk. While we have never experienced a credit loss on an Advance to a member, the expanded statutory collateral rules for CDFIs and non-member housing associates provide the potential for additional credit risk for us. Our management has policies and procedures in place to appropriately manage this credit risk. Accordingly, we have not provided any allowances for losses on Advances as we have determined that it is not probable that we will incur any losses, based on our collateral coverage positions, should we experience member failure.

Our potential credit risk from Advances is concentrated in commercial banks and savings institutions. The following table presents borrowers holding 10% or more of our total par value of Advances as of December 31, 2008, and 2007 ($ amount in thousands):

	2008		2007
Borrower	Advances Outstanding	Percent of Total	Advances Outstanding	Percent of Total
Flagstar Bank, FSB	$5,200,000	17.3%	$6,301,000	23.9%
Bank of America, N.A. (formerly known as LaSalle Bank Midwest NA)	5,000,165	16.7%	4,300,168	16.3%
Total Advances, par value	29,975,141	100.0%	26,400,792	100.0%

The revenue earned from Advances, before the impact of hedge accounting, to these borrowers which held 10% or more of our Advances, amounted to $422,105,000, $441,767,000, and $378,118,000 during 2008, 2007, and 2006. At December 31, 2008, and 2007, we held $16,408,811,000 and $14,376,656,000 face value of collateral, respectively, to cover the Advances to these institutions, and we do not expect to incur any credit losses on these Advances. See Notes 19 and 20 for detailed information on transactions with related parties.

Interest Rate Payment Terms. The following table details interest rate payment terms for Advances at December 31, 2008, and 2007 ($ amounts in thousands):

Par value of Advances	2008	2007
Fixed-rate	$25,386,154	$23,431,872
Variable-rate	4,588,987	2,968,920

Total	$29,975,141	$26,400,792

Prepayment Fees. We record prepayment fees received from members on prepaid Advances net of any associated SFAS 133 hedging fair-value adjustments on those Advances.

The net amount of prepayment fees is reflected as Interest Income in the Statement of Income. Gross Advance prepayment fees received from members were $773,000, $10,013,000, and $6,970,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

Note 8 — Mortgage Loans Held for Portfolio

The MPP involves the investment in mortgage loans that are purchased directly from our participating members. The total loans represent held-for-portfolio loans under the MPP whereby our members originate or acquire certain home mortgage loans that are then sold to us. See Note 20 for detailed information on transactions with related parties. The following table presents information as of December 31, 2008, and 2007, on Mortgage loans held for portfolio, net ($ amounts in thousands):

Real Estate Mortgages	2008	2007
Fixed-rate medium-term(1) single-family mortgages	$1,268,965	$1,407,128
Fixed-rate long-term(2) single-family mortgages	7,494,902	7,959,694

Total mortgage loans held for portfolio, par value	8,763,867	9,366,822
Unamortized premiums	35,944	56,025
Unamortized discounts	(30,294)	(46,831)
SFAS 133 hedging adjustments	10,581	20,741

Mortgage loans held for portfolio, net	$8,780,098	$9,396,757

(1)	Medium-term is defined as an original term of 15 years or less.
(2)	Long-term is defined as an original term greater than 15 years.

The following table details the Total mortgage loans held for portfolio, par value outstanding at December 31, 2008, and 2007 ($ amounts in thousands):

	2008	2007
Conventional loans	$8,063,632	$8,566,653
FHA loans	700,235	800,169

Total mortgage loans held for portfolio, par value	$8,763,867	$9,366,822

The allowance for credit losses was $0 at December 31, 2008, and 2007. The provision for credit losses was $0 for each of the years ended December 31, 2008, 2007, and 2006.

Mortgage loans are considered impaired when, by collectively evaluating groups of smaller balance homogenous loans, and, using current information and events, it is probable that we will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement after consideration of the credit enhancement. At December 31, 2008, and 2007, we had no recorded investments in impaired mortgage loans.

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

The following table presents changes in the LRA for the years ended December 31, 2008, and 2007 ($ amounts in thousands):

	2008	2007
Balance of LRA at beginning of year	$21,090	$17,999
Collected through periodic interest payments	6,034	6,444
Disbursed for mortgage loan losses	(1,957)	(514)
Returned to the member	(3,275)	(2,839)

Balance of LRA at end of year	$21,892	$21,090

Finance Agency credit risk-sharing regulations require us to use supplemental mortgage insurance (“SMI”) providers that are rated at least AA-. In accordance with the regulation, we use a model to re-evaluate the mortgage pools when there is evidence of credit quality decline. Based on the rating downgrade of the Mortgage Guaranty Insurance Company (“MGIC”) and the overall deterioration in the housing market, we performed a comprehensive analysis of all mortgage pools during the third quarter of 2008. This credit quality review was not limited to the downgrade of MGIC, but included factors such as home price changes. We have maintained our risk-based capital allocation within required minimum standards.

The following tables present the concentration of SMI insurance on our conventional loans and the related credit ratings of our SMI providers at December 31, 2008, and 2007:

December 31, 2008	% of portfolio	S&P Credit rating	Moody’s Credit rating	Fitch Credit rating
MGIC	86%	A- Watch negative	A1 Watch negative	A- Outlook negative
Genworth Residential Mortgage Insurance Corporation of North Carolina (“Genworth”)	14%	A+ Watch negative	Aa3 Watch negative	Not rated

Total	100%

December 31, 2007	% of portfolio	S&P Credit rating	Moody’s Credit rating	Fitch Credit rating
MGIC	86%	AA- Stable	Aa2 Watch negative	AA Outlook negative
Genworth	14%	AA Stable	Aa2	AA

Total	100%

While we continue to evaluate insurance choices, we are presently conducting all new business with Genworth. We have evaluated the impact on the ratings downgrade of MGIC and Genworth during 2008 on the credit quality of the related mortgage pools. We are in discussions with the Finance Agency to determine the appropriate resolution of this issue.

Note 9 — Derivative and Hedging Activities

Nature of Business Activity

We may enter into interest rate swaps (including callable and putable swaps), swaptions, interest-rate cap and floor agreements, calls, puts, and forward contracts (collectively, derivatives) to manage our exposure to changes in interest rates. These hedges are primarily composed of interest rate swaps (with and without embedded options) and to-be-announced (“TBA”) mortgage hedges.

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

Consistent with Finance Agency regulation, we enter into derivatives to manage the interest rate risk exposures inherent in otherwise unhedged assets and funding positions, to achieve our risk management objectives, and to act as an intermediary between our members and counterparties. Our management generally uses derivatives when they are considered to be the most cost-effective alternative to achieve our financial and risk management objectives. Accordingly, we may enter into derivatives that do not necessarily qualify for hedge accounting (economic hedges). As a result, we recognize only the change in fair value of these derivatives in Other Income (Loss) as Net gains (losses) on derivatives and hedging activities on the Statement of Income with no offsetting fair value adjustments for the asset or liability being economically hedged.

Types of Assets and Liabilities Hedged.

We document at inception all relationships between derivatives designated as hedging instruments and hedged items, our risk management objectives and strategies for undertaking various hedge transactions, and our method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value hedges to assets and liabilities on the Statement of Condition. We also formally assess (both at the hedge’s inception and at least quarterly on an ongoing basis, both retrospectively and prospectively) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value of hedged items and whether those derivatives may be expected to remain effective in future periods. We use regression analyses to assess the effectiveness of our hedges.

Consolidated Obligations — While COs are the joint and several obligations of the FHLBs, each FHLB has COs for which it is the primary obligor. We enter into derivatives to hedge the interest rate risk associated with our specific debt issuances. For instance, in a typical transaction, a fixed-rate CO is issued for us, and we simultaneously enter into a matching derivative in which the counterparty pays fixed cash flows to us designed to mirror in timing and amount the cash outflows we pay on the CO. We pay a variable cash flow that closely matches the interest payments we receive on short-term or variable-rate Advances, typically the 3-month London Interbank Offered Rate (“LIBOR”). These transactions are treated as fair value hedges under SFAS 133. We may issue variable-rate COs — bonds indexed to LIBOR, the U.S. Prime Rate, or Federal Funds Rate and simultaneously execute interest-rate swaps to hedge the basis risk of the variable rate debt. This intermediation between the capital and derivative markets permits us to raise funds at lower costs than would otherwise be available through the issuance of simple fixed- or floating-rate COs.

Advances — We offer a wide array of Advance structures to meet members’ funding needs. These Advances may have maturities up to 30 years with variable or fixed rates and may include early termination features or options. We may use derivatives to adjust the repricing and/or options characteristics of Advances in order to more closely match the characteristics of our funding liabilities. In general, whenever a member executes a fixed-rate Advance with embedded options, we will simultaneously execute a derivative with terms that offset the terms and embedded options, if any, in the Advance. For example, we may hedge a fixed-rate Advance with an interest-rate swap where we pay a fixed-rate coupon and receive a floating-rate coupon, effectively converting the fixed-rate Advance to a floating-rate Advance. This type of hedge is treated as a fair-value hedge under SFAS 133.

Mortgage assets — We invest in MPP mortgage assets. The prepayment options embedded in mortgage assets can result in extensions or contractions in the timing of the expected cash flows from these investments, depending on changes in estimated prepayment speeds. We may manage the interest rate and prepayment risk associated with fixed-rate mortgage loans by funding some mortgage assets with CO Bonds that have call features. In addition, we may use derivatives to manage the prepayment and duration variability of mortgage assets.

We manage the interest rate and prepayment risk associated with mortgages through a combination of debt issuance and derivatives. We issue both callable and non-callable debt to achieve cash flow patterns and liability durations that attempt to be consistent with those expected on the mortgage loans.

Firm commitment strategies — In accordance with SFAS 149, certain mortgage purchase commitments entered into after June 30, 2003, are considered derivatives. These commitments may be hedged by short selling TBA mortgage hedges. A TBA mortgage hedge represents a forward contract derivative for the sale of MBS at a future agreed upon date for an established price. The mortgage purchase commitment and the TBA mortgage hedges used in the firm commitment hedging strategy (economic hedge) are recorded as a derivative asset or derivative liability at fair value, with changes in fair value recognized in current period earnings. When the mortgage purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan and amortized accordingly.

Investments — We invest in U.S. or GSE obligations, MBS and ABS, and the taxable portion of state or local housing finance agency obligations, which may be classified as HTM, AFS, or trading securities. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. We primarily manage the prepayment and interest rate risk by funding investment securities with CO Bonds that have call features.

For AFS securities that have been hedged and qualify as a fair value hedge, we record the portion of the change in value related to the risk being hedged in Other Income (Loss) as Net gains (losses) on derivatives and hedging activities together with the related change in the fair value of the derivative, and the remainder of the change in Accumulated other comprehensive income (loss) as Net unrealized losses on available-for-sale securities. For AFS securities that are not in a qualifying hedge relationship, we would record the total amount of unrealized gain or loss on the security in Accumulated other comprehensive income (loss). All of our AFS securities were in a qualifying hedging relationship at December 31, 2008. We did not have any investments classified as AFS at December 31, 2007.

We may also manage the risk arising from changing market prices of investment securities classified as trading by entering into derivatives (economic hedges) that offset the changes in fair value of the securities. The market value changes of both the trading security and the associated derivative are included in Other Income (Loss) in the Statement of Income and presented as part of the Net loss on trading security and Net gains (losses) on derivatives and hedging activities. We did not have any investments classified as trading at December 31, 2008, or 2007.

Managing Credit Risk of Derivatives.

We are subject to credit risk due to the risk of non-performance by counterparties to the derivative agreements. The degree of counterparty risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in our policies and regulations. Based on credit analyses and collateral requirements, our management does not anticipate any credit losses on derivative agreements.

The contractual or notional amount of derivatives reflects our involvement in the various classes of financial instruments. The notional amount of derivatives does not measure our credit risk exposure, and our maximum credit exposure is substantially less than the notional amount. On all derivatives, we require collateral agreements that establish collateral delivery thresholds. The maximum credit risk is the estimated cost of replacing interest rate swaps, forward agreements, mandatory delivery contracts for mortgage loans, and purchased caps and floors that have a net positive market value, assuming the counterparty defaults, and the related collateral, if any, is of no value to us. This collateral has not been sold or repledged.

At December 31, 2008, and 2007, our maximum credit risk, as defined above, was approximately $735,000 and $1,926,000, respectively. At December 31, 2008, and 2007, these totals include $4,000 and $4,194,000, respectively, of net accrued interest receivable. In determining maximum credit risk, we consider accrued interest receivables and payables, and the legal right to offset assets and liabilities by counterparty. We held cash, including accrued interest, totaling $296,978,000 and $10,230,000 as collateral as of December 31, 2008, and 2007, respectively. Additionally, collateral related to derivatives with member institutions includes collateral assigned to us, as evidenced by a written security agreement and held by the member institution for our benefit.

We transact most of our derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute COs. Note 18 discusses assets pledged by us to these counterparties. We are not a derivative dealer and thus do not trade derivatives for short-term profit.

Intermediation. To assist our members in meeting their hedging needs, we may act as an intermediary between the members and other non-member counterparties by entering into offsetting derivatives. This intermediation allows smaller members indirect access to the derivatives market.

Derivatives in which we act as an intermediary may arise when we (1) enter into derivatives with members and offsetting derivatives with other counterparties to meet the needs of our members, and (2) enter into derivatives to offset the economic effect of other derivatives that are no longer designated to either Advances, investments, or COs.

The notional principal of derivatives in which we acted as an intermediary was $0 at December 31, 2008, and 2007, respectively.

Financial Statement Impact and Additional Financial Information.

Net gains (losses) on derivatives and hedging activities recorded in Other Income (Loss) for the years ended December 31, 2008, 2007, 2006, were as follows ($ amounts in thousands):

Net Gains (Losses) on Derivatives and Hedging Activities

	For the Year Ended December 31,
	2008	2007	2006
Gains (losses) related to fair value hedge ineffectiveness	$7,814	$(1,611)	$(510)
Gains (losses) on economic hedges	4,028	394	(3,375)

Net gains (losses) on derivatives and hedging activities	$11,842	$(1,217)	$(3,885)

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding, excluding collateral and accrued interest by category, at December 31, 2008, and 2007 ($ amounts in thousands):

	2008		2007
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Interest rate swaps
Fair value hedges	$33,310,354	$(1,381,678)	$30,416,890	$(340,500)
Economic hedges	3,392,040	6,053	494,183	296
Interest rate swaptions
Economic hedges	—	—	200,000	—
Interest rate futures/forwards
Economic hedges	77,600	(716)	38,800	(232)
Mortgage delivery commitments
Economic hedges	76,173	648	40,204	103

Total	$36,856,167	$(1,375,693)	$31,190,077	$(340,333)

Total derivatives excluding accrued interest		$(1,375,693)		$(340,333)
Accrued interest		19,191		47,744
Net cash collateral and related accrued interest(1)		296,978		(10,230)

Net derivative balance		$(1,059,524)		$(302,819)

Net derivative asset balance		$735		$1,926
Net derivative liability balance		(1,060,259)		(304,745)

Net derivative balance		$(1,059,524)		$(302,819)

(1)	December 31, 2007, amount reflects the retrospective application of FSP FIN 39-1.

Note 10 — Deposits

We offer demand and overnight deposits for members and qualifying non-members. In addition, we offer short-term interest-bearing deposit programs to members. A member that services mortgage loans may deposit funds collected in connection with the mortgage loans, pending disbursement of such funds to the owners of the mortgage loans. We classify these items as Time and other deposits in Interest-bearing deposits in the following table. Time and other deposits also include cash collateral held with respect to derivative agreements. Overdrawn demand deposit accounts as of December 31, 2008, and 2007 are included in Advances to members and former members in the Statement of Condition.

Deposits are not insured by the Federal Deposit Insurance Corporation, by the United States, or by any other agency of the United States. The deposits represent an obligation only of ours. Deposits classified as demand, overnight, and other, pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The average interest rates paid on average interest-bearing deposits were 1.70%, 4.87%, and 4.84%, during 2008, 2007, and 2006, respectively.

The following table details Deposits as of December 31, 2008, and 2007 ($ amounts in thousands):

	2008	2007
Interest-bearing:
Demand and overnight	$572,819	$555,575
Term/time and other deposits	46,522	18

Total Interest-bearing deposits	619,341	555,593

Non interest-bearing:
Pass-through deposit reserves	2,150	1,279

Total Non interest-bearing deposits	2,150	1,279

Total Deposits	$621,491	$556,872

The aggregate amount of time deposits with a denomination of $100,000 or more was $46,500,000 and $0 as of December 31, 2008 and 2007, respectively.

Note 11 — Consolidated Obligations

COs consist of CO Bonds and Discount notes. The FHLBs issue COs through their agent, the Office of Finance. In connection with each debt issuance, each FHLB specifies the amount of debt it wants issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLB. In addition, each FHLB separately tracks and records as a liability its specific portion of COs for which it is the primary obligor.

The Finance Agency and the U.S. Secretary of the Treasury have oversight over the issuance of FHLB debt through the Office of Finance. CO Bonds are issued primarily to raise intermediate and long-term funds for the FHLBs and are not subject to any statutory or regulatory limits on maturity. Discount notes are issued primarily to raise short-term funds. These notes sell at less than their face amount and are redeemed at par value when they mature. (See Note 18 for discussion of the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (“GSECF”), which is designed to serve as a contingent source of liquidity for each of the FHLBs via issuance of COs to the U.S. Treasury.)

Although we are primarily liable for our portion of COs (i.e., those issued on our behalf), we are also jointly and severally liable with the other 11 FHLBs for the payment of principal and interest on all COs of each of the FHLBs. The Finance Agency, at its discretion, may require any FHLB to make principal or interest payments due on any CO whether or not the CO represents a primary liability of ours. Although it has never occurred, to the extent that a FHLB makes any payment on a CO on behalf of another FHLB that is primarily liable for such CO, Finance Agency regulations provide that the paying FHLB is entitled to reimbursement from that non-complying FHLB for any payments made on its behalf and other associated costs (including interest to be determined by the Finance Agency). If, however, the Finance Agency determines that such non-complying FHLB is unable to satisfy its repayment obligations, then the Finance Agency may allocate the outstanding liabilities of the non-complying FHLB among the remaining FHLBs on a pro rata basis in proportion to each FHLB’s participation in all COs outstanding or in any other manner it may determine to ensure that the FHLBs operate in a safe and sound manner.

The par amounts of the 12 FHLBs’ outstanding COs, including COs held by other FHLBs, were approximately $1,251,541,664,000 and $1,189,705,970,000 at December 31, 2008, and 2007, respectively. See Note 19 for related party disclosures on our investments in other FHLBs’ COs. Regulations require us to maintain unpledged qualifying assets equal to our participation in the COs outstanding. Qualifying assets are defined as: cash; secured Advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the COs; obligations, participations, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities which are or have ever been sold by Freddie Mac under the Bank Act; and such securities as fiduciary and trust funds may have invested in under the laws of the state in which each FHLB is located. We maintained unpledged qualifying assets of $56,807,896,000 and $56,001,827,000 as of December 31, 2008, and 2007, respectively, and were, therefore, in compliance with the requirement.

General Terms. CO Bonds are issued with either fixed-rate coupon payment terms or variable-rate coupon payment terms that use a variety of indices for interest rate resets including LIBOR, Constant Maturity Treasury and others. To meet the expected specific needs of certain investors in CO Bonds, both fixed-rate bonds and variable-rate bonds may contain features, which may result in complex coupon payment terms and call options. When such CO Bonds are issued, we typically enter into derivatives agreements containing offsetting features that effectively convert the terms of the bond to those of a simple variable-rate bond or a fixed-rate bond.

These CO Bonds, beyond having fixed-rate or simple variable-rate interest payment terms, may also have the following broad terms regarding principal repayment payment terms:

•	Optional Principal Redemption Bonds (callable bonds) that we may redeem in whole or in part at our discretion on predetermined call dates according to the terms of the bond offerings.

Redemption Terms. The following is a summary of our participation in CO Bonds outstanding at December 31, 2008, and 2007, by year of contractual maturity ($ amounts in thousands):

	2008		2007
Year of Contractual Maturity	Amount	WAIR(1)%	Amount	WAIR(1)%
2008	$—	—	$7,298,070	4.29
2009	9,025,800	3.13	4,994,880	4.65
2010	3,865,550	3.92	4,284,220	4.66
2011	3,492,650	3.82	1,900,950	4.98
2012	2,202,550	4.50	3,299,250	5.08
2013	2,465,750	4.19	840,750	4.88
Thereafter	7,449,100	5.12	7,612,900	5.41

Total par value	$28,501,400	4.04	$30,231,020	4.83
Unamortized bond premiums	35,183		33,014
Unamortized bond discounts	(28,960)		(32,898)
SFAS 133 hedging adjustments	189,390		22,599

Total	$28,697,013		$30,253,735

(1)	Weighted Average Interest Rate

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

The following table details CO Bonds by interest rate payment type at December 31, 2008, and 2007 ($ amounts in thousands):

Par value of CO Bonds	2008	2007
Fixed-rate	$27,746,400	$28,182,940
Step-up	730,000	1,703,080
Simple variable-rate	—	155,000
Fixed that converts to variable	—	140,000
Variable that converts to fixed	25,000	50,000
Range	—	—

Total par value	$28,501,400	$30,231,020

Our outstanding CO Bonds at December 31, 2008, and 2007, include ($ amounts in thousands):

Par value of CO Bonds	2008	2007
Non-callable or non-putable	$16,864,400	$11,810,570
Callable	11,637,000	18,420,450

Total par value	$28,501,400	$30,231,020

The following table summarizes CO Bonds outstanding at December 31, 2008, and 2007, by year of contractual maturity or next call date ($ amounts in thousands):

Year of Contractual Maturity or Next Call Date	2008 Amount Outstanding	2007 Amount Outstanding
2008	$—	$21,744,520
2009	19,315,800	2,813,800
2010	3,621,550	1,884,850
2011	1,382,650	457,950
2012	832,550	745,250
2013	684,750	162,750
Thereafter	2,664,100	2,421,900

Total par value	$28,501,400	$30,231,020

Discount Notes. Discount notes are issued to raise short-term funds. Discount notes are COs with original maturities up to one year. These notes are issued at less than their face amount and are redeemed at par value when they mature.

Our participation in Discount notes, all of which are due within one year, was as follows ($ amounts in thousands):

	2008	2007
Book Value	$23,465,645	$22,171,485
Par Value	23,520,520	22,262,035
Weighted Average Interest Rate	1.40%	4.20%

Note 12 — Affordable Housing Program

The Bank Act requires each FHLB to establish an AHP. Each FHLB provides subsidies in the form of direct grants and below-market interest rate Advances to members that use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBs must set aside for the AHP the greater of $100,000,000 or 10% of regulatory income. Regulatory income is defined as GAAP income before interest expense related to mandatorily redeemable capital stock under SFAS 150 and the assessment for AHP, but after the assessment for REFCORP. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory interpretation of the Finance Agency. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. We accrue this expense monthly based on our regulatory income. We reduce the AHP liability as members use subsidies. Calculation of the REFCORP assessment is discussed in Note 13. We charge the amount set aside for AHP to income and recognize it as a liability.

If we experienced a regulatory loss during a quarter, but still had regulatory income year-to-date, our obligation to the AHP would be calculated based on our year-to-date regulatory income. If we had regulatory income in subsequent quarters, we would be required to contribute additional amounts to meet our calculated annual obligation. If we experienced a regulatory loss for a full year, we would have no obligation to the AHP for the year, since our required annual contribution is limited to annual net earnings (Income Before Assessments). If the aggregate 10% calculation described above was less than $100,000,000 for all 12 FHLBs, each FHLB would be required to assure that the aggregate contributions of the FHLBs equals $100,000,000. The proration would be made on the basis of our income in relation to the income of all FHLBs for the previous year.

There was no shortfall in 2008, 2007, or 2006. If we find that our required contributions are contributing to our financial instability, we may apply to the Finance Agency for a temporary suspension of our contributions. We did not make such an application in 2008, 2007, or 2006.

We had outstanding principal in AHP-related Advances of $2,423,000 and $2,451,000 at December 31, 2008, and 2007, respectively.

The following presents a rollforward schedule of the AHP liability account for the years ended December 31, 2008, and 2007 ($ amounts in thousands):

	2008	2007
Balance at beginning of year	$30,300	$26,366
Annual assessment	21,796	14,368
Awards disbursed, net(1)	(16,087)	(10,434)

Balance at end of year	$36,009	$30,300

(1)	Awards disbursed are reported net of returns of previously disbursed grants and subsidies.

Note 13 — Resolution Funding Corporation

Each FHLB is required to pay to REFCORP 20% of income, calculated in accordance with GAAP after the assessment for AHP, but before the assessment for REFCORP. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. We accrue our REFCORP assessment on a monthly basis and record it as a Payable to REFCORP in our Statement of Condition. Calculation of the AHP assessment is discussed in Note 12. REFCORP has been designated as the calculation agent for the AHP and REFCORP assessments. Each FHLB provides its net income before AHP and REFCORP assessments to REFCORP, which then performs the calculations for each quarter end.

The FHLBs will continue to be obligated for these amounts until the aggregate amounts actually paid by all 12 FHLBs are equivalent to a $300,000,000 annual annuity (or a scheduled payment of $75,000,000 per quarter)

with a final maturity date of April 15, 2030, at which point the required payment of each FHLB to REFCORP will be fully satisfied. The cumulative amount to be paid to REFCORP by us is not determinable at this time because it depends on the future earnings of all FHLBs and interest rates. If we experienced a net loss during a quarter, but still had net income for the year, our obligation to REFCORP would be calculated based on our year-to-date net income. We would be entitled to a refund of amounts paid for the full year that were in excess of our calculated annual obligation. If we had net income in subsequent quarters, we would be required to contribute additional amounts to meet our calculated annual obligation. During periods where the cumulative amount paid to REFCORP represents an overpayment and we were entitled to a refund, we record the overpayment in Other assets in our Statement of Condition. If we experienced a net loss for a full year, we would have no obligation to REFCORP for the year.

The benchmark payments or portions of them could be reinstated if the actual REFCORP payments of the FHLBs fall short of $75,000,000 in a quarter. The maturity date of REFCORP obligations may be extended beyond April 15, 2030, if such extension is necessary to ensure that the value of the aggregate amounts paid by the FHLBs exactly equals a $300,000,000 annual annuity. Any payment beyond April 15, 2030, will be paid to the U.S. Treasury.

The Finance Agency is required to extend the term of the FHLBs’ obligation to REFCORP for each calendar quarter in which the quarterly payment falls short of $75,000,000.

Through December 31, 2007, the FHLBs exceeded the $300,000,000 annual annuity requirements for all years between 2000 and 2007, effectively accelerating payment of the REFCORP obligations and shortening their remaining term to October 15, 2013. The FHLBs made REFCORP cash payments totaling $576,000,000 during the first three quarters of 2008, further shortening the remaining term. The net REFCORP assessment of the FHLBs was negative $82,000,000 and cash payments were $35,000,000 for the fourth quarter of 2008, while the net REFCORP assessments and cash payments were $209,000,000 for the fourth quarter of 2007. The net REFCORP assessment of the FHLBs was $429,000,000 and cash payments were $611,000,000 for 2008, while the net REFCORP assessment and cash payments were $703,000,000 for 2007. The cash payments are made based on preliminary GAAP net income amounts due to the timing requirement of the payment. Any FHLB with a net loss for a quarter is not required to pay the REFCORP assessment for that quarter. The $40,000,000 by which the fourth quarter 2008 REFCORP payment fell short of the $75,000,000 quarterly benchmark, along with the $182,000,000 of credits due to FHLBs that overpaid their 2008 annual REFCORP assessment, reinstated the $49,000,000 defeasance of the benchmark payment due on July 15, 2012, the defeasance of the entire benchmark payments due on October 15, 2012 and January 15, 2013, and the defeasance of $32,000,000 of the benchmark payment due on April 15, 2013. Thus, as of December 31, 2008, the FHLBs must continue to make quarterly payments through April 15, 2013. This date assumes that the FHLBs will pay exactly $300,000,000 annually after December 31, 2008 until the annuity is fully satisfied. This compares to the outside date of October 15, 2013, effective at December 31, 2007, based on REFCORP payments made through 2007.

Note 14 — Capital

We are subject to three capital requirements under our Capital Plan and Finance Agency regulations. First, we must maintain at all times permanent capital in an amount at least equal to the sum of our credit risk capital requirement, our market risk capital requirement, and our operations risk capital requirement, calculated in accordance with the rules and regulations of the Finance Agency. Second, only “permanent capital,” defined as Retained earnings and Class B Stock (including Mandatorily redeemable capital stock), satisfies the risk-based capital requirement. The Finance Agency may require us to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined. Third, the Gramm-Leach-Bliley Act of 1999 (“GLB Act”) requires us to maintain at all times at least a 4% total capital-to-asset ratio and at least a 5% leverage ratio, defined as the sum of permanent capital weighted 1.5 times, and non-permanent capital weighted 1.0 times, divided by Total assets. We were in compliance with the aforementioned capital rules and requirements during the reporting periods. We are in compliance with the risk-based capital rules at December 31, 2008, with a 7.1% leverage ratio and weighted leverage capital of $4,051,826,000, and a 4.8% total capital ratio and permanent capital of $2,701,217,000.

The following table shows our compliance with the Finance Agency’s capital requirements at December 31, 2008, and 2007 ($ amounts in thousands):

	December 31, 2008		December 31, 2007
	Required	Actual	Required	Actual
Regulatory Capital Requirements
Risk-based capital	$1,482,476	$2,701,217	$439,867	$2,368,443
Total capital-to-asset ratio	4.00%	4.75%	4.00%	4.23%
Total capital	$2,274,399	$2,701,217	$2,242,190	$2,368,443
Leverage ratio	5.00%	7.13%	5.00%	6.34%
Leverage capital	$2,842,999	$4,051,826	$2,802,738	$3,552,664

Mandatorily redeemable capital stock is considered capital for regulatory purposes. Accumulated other comprehensive income (loss) is not considered capital for regulatory purposes.

Our Class B Stock is further divided into two sub-series: Class B-1 and Class B-2. The difference between the two sub-series of Class B Stock is that Class B-1 will pay a higher dividend than Class B-2, and Class B-2 is non-excess stock that awaits redemption. The Class B-2 stock dividend is presently calculated at 80% of the amount of the Class B-1 dividend and can only be changed by amendment of our Capital Plan by our board with approval of the Finance Agency.

The GLB Act made membership voluntary for all members. Any member that withdraws from membership or that has had its membership terminated may not be readmitted as a member of any FHLB for a period of five years from the date membership was terminated and all of the member’s stock was redeemed or repurchased. A transfer of membership, without interruption, between two FHLBs will not constitute a termination of membership.

Our board of directors may declare and pay dividends in either cash or capital stock or a combination thereof, subject to Finance Agency regulations. Dividends may, but are not required to, be paid on our Class B Stock. The amount of the dividend to be paid is based on the average number of shares of each type held by the member during the quarter.

No dividend may be declared or paid if we are or would be, as a result of such payment, in violation of our minimum capital requirements. Moreover, we may not pay dividends if any principal or interest due on any COs issued by any of the FHLBs has not been paid in full, or under certain circumstances, if we fail to satisfy liquidity requirements under applicable Finance Agency regulations. Dividends are non-cumulative and, if declared, are paid only from known current net earnings or retained earnings and are subject to the application of our retained earnings policy.

Mandatorily Redeemable Capital Stock. In accordance with SFAS 150, we reclassify capital stock subject to redemption from equity to liability once a member exercises a written redemption right and gives notice of intent to withdraw from membership, or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership. Shares of capital stock meeting these definitions are reclassified to a liability at fair value. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate and reported as Interest Expense in the Statement of Income. The repayment of Mandatorily redeemable capital stock is reflected as a financing cash outflow in the Statement of Cash Flows.

We are a cooperative whose member financial institutions and former member financial institutions own all our capital stock. Member shares cannot be purchased or sold except between us and our members at the $100 per share par value. If a member cancels its written notice of redemption or notice of withdrawal, we will reclassify Mandatorily redeemable capital stock from a liability to equity in accordance with SFAS 150. After the reclassification, dividends on the capital stock would no longer be classified as Interest expense. For the years ended December 31, 2008, 2007, and 2006, dividends on Mandatorily redeemable capital stock in the amount of $11,677,000, $7,216,000, and $3,274,000 were recorded as Interest Expense.

At December 31, 2008, and 2007, we had $539,111,000 and $163,469,000, respectively, that has been classified in liabilities as Mandatorily redeemable capital stock in the Statement of Condition in accordance with SFAS 150, with payment subject to a five-year waiting period and continuing to meet our minimum capital requirements. We anticipate these redemptions will occur after the five-year waiting period.

The following table provides the number of former members and the related dollar amounts for activities recorded in Mandatorily redeemable capital stock during 2008, 2007, and 2006 ($ amounts in thousands):

	2008		2007		2006
	Number of Former Members	Amount	Number of Former Members	Amount	Number of Former Members	Amount
Beginning of the year	16	$163,469	14	$151,332	13	$43,574
Due to mergers and acquisitions	7	379,682	2	12,272	6	165,032
Due to withdrawals	(1)	(128)	—	—	—	—
Redemptions/repurchases during the year	—	(8,839)	—	(209)	(5)	(58,461)
Accrued dividends classified as mandatorily redeemable	—	4,927	—	74	—	1,187

End of year	22	$539,111	16	$163,469	14	$151,332

As of December 31, 2008, and 2007, in addition to the mandatorily redeemable capital stock, we had $39,854,000 and $56,238,000, respectively, of excess and other stock subject to a redemption request. This is not Mandatorily redeemable capital stock, as the requesting member may revoke its request at any time, without penalty, throughout the entire five-year waiting period. This request is not considered substantive in nature, and, therefore, this amount has not been classified as a liability. However, we believe that redemption requests related to merger or acquisition, charter termination, or involuntary termination from membership are substantive when made and, therefore, considered mandatorily redeemable and reclassified as liabilities. The following table shows the amount of excess and other stock subject to a redemption request by year of redemption at December 31, 2008, and 2007 ($ amounts in thousands):

Non-contractual Year of Redemption — Excess and Other Stock	2008	2007
2008	$—	$—
2009	5,128	5,000
2010	—	—
2011	29,826	40,088
2012	4,900	11,150
2013	—	—

Total	$39,854	$56,238

The following table shows the amount of Mandatorily redeemable capital stock by year of redemption at December 31, 2008, and 2007 ($ amounts in thousands). The year of redemption in the table is the latter of the end of the five-year redemption period, or the maturity date of the activity the stock is related to, if the capital stock represents the activity-based stock purchase requirement of a non-member (former member that withdrew from membership, merged into a non-member or was otherwise acquired by a non-member). Consistent with the capital plan currently in effect, we are not required to redeem activity-based stock until the latter of the expiration of the notice of redemption or until the activity to which the capital stock relates no longer remains outstanding. If activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding, we may repurchase the excess stock at management’s discretion, subject to the Statutory and Regulatory Restrictions on Capital Stock Redemption discussed below.

Contractual Year of Redemption — Mandatorily Redeemable Capital Stock	2008	2007
2008	$—	$4,643
2009	4,352	3,748
2010	3,883	3,883
2011	138,923	138,923
2012	12,272	12,272
2013	379,681	—

Total	$539,111	$163,469

A portion of the Mandatorily redeemable capital stock due in 2009 relates to the accrual of undeclared dividends as of the member’s withdrawal notification date. In accordance with SFAS 150, this undeclared dividend, in the amount of $732,000, became part of the fair value of the stock and was paid back in cash to the withdrawing member in February 2009. There were no such undeclared dividends outstanding at December 31, 2007. In addition, an amount of $128,000 previously due in 2009 was reclassified as Capital stock as the result of a merger back into our district.

A member may cancel or revoke its written notice of redemption or its notice of withdrawal from membership prior to the end of the five-year redemption period. Our Capital Plan provides that we will charge the member a cancellation fee. Our board of directors may change the cancellation fee with at least 15 days prior written notice to members.

Statutory and Regulatory Restrictions on Capital Stock Redemption. In accordance with the GLB Act, each class of stock is putable by the member. However, there are significant restrictions on the obligation or right to redeem outstanding stock. None of our capital stock is considered permanent equity based on the guidance of SEC Accounting Series Release No. 268, Presentation in Financial Statements of Redeemable Preferred Stocks; however, by statute, all capital stock is considered to be capital. Statutory and regulatory restrictions on the redemption of our stock include the following:

•

We may not redeem any capital stock if, following such redemption, we would fail to satisfy any of our minimum capital requirements (i.e., a statutory capital-to-asset ratio requirement, established by the GLB Act, and a regulatory risk-based capital-to-asset ratio requirement established by the Finance Agency). By law, no stock may be immediately redeemed if we become undercapitalized.

•

We may not redeem any capital stock without approval of the Finance Agency if either our board or the Finance Agency determines that we have incurred, or are likely to incur, losses resulting, or expected to result, in a charge against capital while such charges are continuing or expected to continue.

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

•

If, during the period between receipt of a stock redemption notification from a member and the actual redemption (which lasts indefinitely if we are undercapitalized, do not have the required credit rating, etc.), a FHLB becomes insolvent and is either liquidated or forced to merge with another FHLB, the redemption value of the stock will be established either through the market liquidation process or through negotiation with a merger partner. In either case, all senior claims must first be settled at par, and there are no claims that are subordinated to the rights of our stockholders.

•	The GLB Act states that we may redeem, at our sole discretion, stock investments that exceed the required minimum amount.

•	In no case may we redeem our stock or pay dividends if the principal or interest due on any CO issued by the Office of Finance has not been paid in full.

•

In no case may we redeem our stock if we fail to provide the Finance Agency quarterly certification required by section 966.9(b)(1) of the Finance Agency’s rules prior to declaring or paying dividends for a quarter.

•

In no case may we redeem our stock if we are unable to provide the required certification, project that we will fail to comply with statutory or regulatory liquidity requirements, or will be unable to timely and fully meet all of our obligations, actually fail to satisfy these requirements or obligations, or negotiate to enter or enter into an agreement with another FHLB to obtain financial assistance to meet our current obligations.

If we are liquidated, after payment in full to our creditors, our stockholders will be entitled to receive the par value of their capital stock as well as any retained earnings in an amount proportional to the stockholder’s share of the total shares of capital stock. In the event of a merger or consolidation, the board shall determine the rights and preferences of our stockholders, subject to any terms and conditions imposed by the Finance Agency.

Members may request redemption of FHLB stock. Once a redemption request is received, the stock will be redeemed after a five-year waiting period. We may not redeem the stock at the end of the five-year waiting period if it would cause us to become undercapitalized or pose a significant risk to us.

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

Under the GLB Act, in extraordinary circumstances, the remaining members could be required to purchase more stock.

Capital Concentrations. The following table presents shareholder holdings of 10% or more of our total par value of capital stock, including Mandatorily redeemable capital stock, outstanding as of December 31, 2008, and 2007 ($ amounts in thousands, at par value):

	December 31, 2008		December 31, 2007
Name	Capital Stock Outstanding	Percent of Total	Capital Stock Outstanding	Percent of Total
Flagstar Bank, FSB	$373,443	15.4%	$348,944	16.1%
Bank of America, N.A. (formerly known as LaSalle Bank Midwest NA)	334,840	13.9%	334,110	15.4%
Total capital stock, at par value	2,418,486	100.0%	2,166,331	100.0%

As of December 31, 2008, and 2007, Advances outstanding to these shareholders aggregated $10,200,165,000 and $10,601,168,000, representing 34.0% and 40.2% of our total outstanding Advances, at par, respectively. During the years ended December 31, 2008, 2007, and 2006, respectively, we acquired approximately $0, $148,014,000, and $709,687,000 in mortgage loans that were originated by these shareholders owning more than 10% of our outstanding capital stock, representing 0.0%, 31.6%, and 43.4%, respectively, of mortgage loans that were purchased, at par. MPP balances for these shareholders as of December 31, 2008, and 2007, aggregated $3,761,498,000 (42.9%) and $4,226,462,000 (45.1%), respectively.

Note 15 — Employee and Director Retirement and Deferred Compensation Plans

We participate in or maintain the following plans:

•

Pentegra Defined Benefit Plan for Financial Institutions (“DB Plan”), a tax-qualified, defined-benefit pension plan. The plan covers substantially all officers and employees. The DB Plan is a multi-employer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to us cannot be made.

•

Pentegra Defined Contribution Plan for Financial Institutions (“DC Plan”), a tax qualified, defined-contribution benefit plan. We contribute a percentage of the participants’ compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations.

•

Federal Home Loan Bank of Indianapolis 2006 Supplemental Executive Thrift Plan and a similar frozen plan (collectively “SETP”), a non-qualified, unfunded deferred compensation plan covering certain officers. The plan’s liability consists of the accumulated compensation deferrals and the accumulated earnings on the deferral.

•

Federal Home Loan Bank of Indianapolis 2006 Directors’ Deferred Compensation Plan and a similar frozen plan (collectively “DDCP”), a voluntary, non-qualified, unfunded deferred compensation plan for our directors.

•

Federal Home Loan Bank of Indianapolis 2006 Supplemental Executive Retirement Plan and a similar frozen plan (collectively “SERP”), a single-employer, non-qualified, unfunded supplemental executive retirement plan covering certain officers. This plan restores retirement benefits otherwise reduced by application of certain tax laws and regulations.

DB Plan — Funding and administrative costs of this plan are included in Compensation and benefits as follows ($ amounts in thousands):

	DB Plan
	For the Year Ended December 31,
	2008	2007	2006
Funding and administrative costs	$1,470	$5,305	$4,934

We expect to contribute $2,381,000 in 2009 for pension costs.

DC Plan and SETP — Our contributions to the plans were as follows ($ amounts in thousands):

	DC Plan and SETP
	For the Year Ended December 31,
	2008	2007	2006
DC Plan	$595	$546	$608
SETP	32	32	51

Total contributions	$627	$578	$659

Our obligation under the SETP at December 31, 2008, and 2007, was $2,472,000 and $3,093,000, respectively.

DDCP — The following table is a summary of compensation earned and deferred by our directors under the DDCP ($ amounts in thousands):

	DDCP
	For the Year Ended December 31,
	2008	2007	2006
Compensation earned	$334	$283	$228
Compensation deferred	60	66	76

Our obligation under the DDCP at December 31, 2008, and 2007, was $1,114,000 and $1,505,000, respectively. A rabbi trust has been established to fund the deferred compensation for the officers and directors that participate in the SETP and DDCP. Assets in the rabbi trust relating to the deferred compensation plans, included as a component of Other assets in the Statement of Condition, were $3,586,000 and $4,598,000, at December 31, 2008, and 2007, respectively.

SERP — The obligations and funding status of our SERP at December 31, 2008, and 2007, were as follows ($ amounts in thousands):

	SERP
	2008	2007
Change in benefit obligation(1)
Projected benefit obligation at beginning of year	$13,583	$16,546
Service cost	340	362
Interest cost	631	762
Special termination benefits	823	3,153
Actuarial loss (gain)	(1,062)	1,216
Benefits paid	(3,316)	(8,456)

Projected benefit obligation at end of year	$10,999	$13,583

(1)	Represents the projected benefit obligation for the SERP.

As reflected in the table below, there are no plan assets for the SERP. The unfunded status is recorded in Other liabilities in the Statements of Condition at December 31, 2008, and 2007, as follows ($ amounts in thousands):

	SERP
	2008	2007
Projected benefit obligation at end of year	$10,999	$13,583
Plan assets	—	—

Unfunded status of the SERP	$10,999	$13,583

Current obligations	$1,449	$1,475
Non-current obligations	9,550	12,108

Total	$10,999	$13,583

The current obligations outstanding as of December 31, 2007, were substantially all related to benefits paid in 2008 to certain participants in the SERP that elected to accept an early retirement incentive offered by us in 2007. The early retirement incentive was offered to all employees age 50 or older who had at least 10 years of service, in an effort to reduce salary and benefit costs in future years. In accordance with the terms of the early retirement incentive, employees who accepted the early retirement incentive were provided with additional pension benefits calculated based on an additional three years in age and an additional three years of credited service. We incurred an additional $823,000 of expense in 2008 and $3,153,000 of expense in 2007 as a result of this early retirement incentive. Although there are no plan assets, a rabbi trust has been established to fund the SERP. The assets in the rabbi trust, included as a component of Other assets in the Statement of Condition, at December 31, 2008, and 2007, were $8,776,000 and $10,944,000, respectively.

Retirement plan amounts recognized in Accumulated other comprehensive income (loss) at December 31, 2008, and 2007, consist of ($ amounts in thousands):

	SERP
	December 31, 2008	December 31, 2007
Prior service benefit	$79	$90
Net actuarial loss	(4,711)	(6,132)

Accumulated other comprehensive income (loss)	$(4,632)	$(6,042)

Components of the net periodic benefit cost and other amounts recognized in Accumulated other comprehensive income (loss) for our SERP for the years ended December 31, 2008, 2007, and 2006, were ($ amounts in thousands):

	SERP
	For the Year Ended December 31,
	2008	2007	2006
Net Periodic Benefit Cost
Service cost	$340	$362	$654
Interest cost	631	762	761
Amortization of prior service (benefit) cost	(11)	(11)	47
Amortization of net loss	359	605	733

Net periodic benefit cost	1,319	1,718	2,195
Loss on settlement of early retirement incentive	823	3,153	2,312
Unrealized loss (gain) on assets in rabbi trust	2,172	(49)	(914)

Expense recorded in Compensation and benefits	4,314	4,822	$3,593

Other Changes in Benefit Obligations Recognized in Accumulated Other Comprehensive Income
Net loss (gain)	(1,062)	1,216
Amortization of net loss (gain)	(359)	(605)
Amortization of prior service benefit	11	11

Total recognized in Accumulated other comprehensive income (loss)	(1,410)	622

Total recognized as net periodic benefit cost in Compensation and benefits and in Accumulated other comprehensive income (loss)	$2,904	$5,444

The estimated prior service cost and net actuarial loss that will be amortized from Accumulated other comprehensive income (loss) into net periodic benefit cost in 2009 are ($ amounts in thousands):

SERP
2009
Prior service cost (benefit)	$(11)
Net actuarial loss (gain)	451

Total	$440

The measurement date used to determine the current year’s benefit obligation was December 31, 2008.

Key assumptions used for the actuarial calculations to determine benefit obligations for our SERP at December 31, 2008, and 2007, were as follows:

	SERP
	2008	2007
Discount rate	6.00%	6.25%
Salary increases	5.50%	5.50%

We determine the discount rate for the SERP by using a discounted cash flow approach, which incorporates the timing of each expected future benefit payment. We estimate future benefit payments based on the SERP’s census data, benefit formula and provisions, and valuation assumptions reflecting the probability of decrement and survival. We then determine the present value of the future benefit payments by using duration-based interest rate yields from the Citibank Pension Discount Curve as of December 31, 2008, and solving for the single discount rate that produces the same present value of the future benefit payments.

Key assumptions used for the actuarial calculations to determine net periodic benefit cost for the SERP for the years ended December 31, 2008, 2007, and 2006, were:

	SERP
	2008	2007	2006
Discount rate	6.25%	5.75%	5.50%
Salary increases	5.50%	5.50%	5.50%

The SERP is not funded; therefore, no contributions will be made in 2009 except for the payment of benefits, as described below. We do not expect any refunds from the SERP during 2009. Estimated future benefit payments reflecting expected future services for the years ending December 31 are ($ amounts in thousands):

SERP Payments
2009	$1,449
2010	1,483
2011	1,519
2012	306
2013	348
2014-2018	2,230

The net periodic benefit expense for the year ending December 31, 2009, is expected to be approximately $1,445,000.

Note 16 — Segment Information

We have identified two primary operating segments based on our method of internal reporting:

•

Traditional Funding, Investments and Deposit Products (“Traditional”), which includes credit services (such as Advances, letters of credit and lines of credit), investments (including agency debentures, MBS and ABS), and deposits; and

•	MPP, which consists of mortgage loans purchased from our members.

The products and services presented reflect the manner in which we evaluate financial information. Traditional includes the effects of premium and discount amortization, the impact of net interest settlements related to interest rate exchange agreements, interest income on Advances, investments (including AFS and MBS), and the borrowing costs related to those assets. Traditional also includes the costs related to holding deposit products for members and other miscellaneous borrowings as well as all other miscellaneous income and expense not associated with the MPP. MPP income is derived primarily from the difference, or spread, between the interest income earned on mortgage loans, including the direct effects of premium and discount amortization in accordance with SFAS 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, and the borrowing cost related to those loans.

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

The following tables set forth our financial performance by operating segment for the years ended December 31, 2008, 2007, and 2006 ($ amounts in thousands):

2008	Traditional	MPP	Total
Net Interest Income	$214,675	$63,707	$278,382
Other Income (Loss)	16,670	(1,943)	14,727
Other expenses	38,308	2,394	40,702

Income Before Assessments	193,037	59,370	252,407

AHP	16,949	4,847	21,796
REFCORP	35,217	10,905	46,122

Total assessments	52,166	15,752	67,918

Net Income	$140,871	$43,618	$184,489

2008
Total assets	$48,079,878	$8,780,098	$56,859,976

2007	Traditional	MPP	Total
Net Interest Income	$166,544	$40,358	$206,902
Other Income (Loss)	2,122	(435)	1,687
Other expenses	38,725	2,877	41,602

Income Before Assessments	129,941	37,046	166,987

AHP	11,344	3,024	14,368
REFCORP	23,720	6,804	30,524

Total assessments	35,064	9,828	44,892

Net Income	$94,877	$27,218	$122,095

2007
Total assets	$46,657,995	$9,396,757	$56,054,752

2006	Traditional	MPP	Total
Net Interest Income	$161,009	$43,992	$205,001
Other Income (Loss)	(197)	(1,392)	(1,589)
Other expenses	38,688	3,955	42,643

Income Before Assessments	122,124	38,645	160,769

AHP	10,303	3,155	13,458
REFCORP	22,364	7,098	29,462

Total assessments	32,667	10,253	42,920

Net Income	$89,457	$28,392	$117,849

2006
Total assets	$36,848,234	$10,020,670	$46,868,904

Note 17 — Estimated Fair Values

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

We record AFS securities, Rabbi trust assets, and Derivative assets and liabilities at fair value on our Statement of Condition. Fair value is a market-based measurement and defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. In general, the transaction price will equal the exit price and, therefore, represent the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, each reporting entity is required to consider factors specific to the asset or liability, the principal or most advantageous market for the asset or liability, and market participants with whom the entity would transact in that market.

SFAS 157 establishes a fair value hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The inputs are evaluated, and an overall level for the measurement is determined. This overall level is an indication of how market observable the fair value measurement is and defines the level of disclosure. SFAS 157 clarifies fair value in terms of the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal (or most advantageous) market for the asset or liability at the measurement date (an exit price). In order to determine the fair value or the exit price, entities must determine the unit of account, highest and best use, principal market, and market participants. These determinations allow the reporting entity to define the inputs for fair value and level of hierarchy.

Outlined below is the application of the fair value hierarchy established by SFAS 157 to our financial assets and financial liabilities that are carried at fair value.

Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. We carry Rabbi trust assets (mutual funds) at Level 1 fair value on our Statement of Condition. These assets were established to fund non-qualified benefit plans.

Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. We carry AFS securities, Derivative assets and Derivative liabilities at Level 2 fair value on our Statement of Condition.

Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity or by the entity’s own assumptions. We do not have any assets or liabilities carried at Level 3 fair value on our Statement of Condition.

We utilize valuation techniques that, to the extent possible, use observable inputs in our valuation models. Described below are our fair value measurement methodologies for assets and liabilities carried at fair value:

•	Available-for-sale securities — The estimated fair values are based on a composite of executable prices from participating dealers. During 2007, we held no AFS securities.

•	Rabbi trust assets (mutual funds) — The estimated fair values are based on quoted market prices (unadjusted) for identical assets in active markets.

•

Derivative assets and Derivative liabilities — The estimated fair values are based on the market observable U.S. dollar swap curve, swaption values, or Fannie Mae TBA values. Derivative market values are compared each month to market values provided by the derivative counterparties, and significant differences are investigated, based on certain criteria, and analyzed.

Fair Value on a Recurring Basis

The following table presents for each SFAS 157 hierarchy level our assets and liabilities that are measured at fair value on our Statement of Condition at December 31, 2008 ($ amounts in thousands):

	Fair Value Measurements at December 31, 2008
	Total	Level 1	Level 2	Level 3	Netting Adjustment(1)
Assets
AFS securities	$1,842,377	$—	$1,842,377	$—	$—
Derivative assets	735	—	240,958	—	(240,223)
Rabbi trust (included in Other assets)	12,362	12,362	—	—	—

Total assets at fair value	$1,855,474	$12,362	$2,083,335	$—	$(240,223)

Liabilities
Derivative liabilities	$(1,060,259)	$—	$(1,597,460)	$—	$537,201

Total liabilities at fair value	$(1,060,259)	$—	$(1,597,460)	$—	$537,201

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow us to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

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

SFAS No. 107, Disclosures of Fair Value of Financial Instruments, requires disclosures of the estimated fair value of certain financial instruments. The estimated fair value amounts in the 2008 Fair Value Summary Table below have been determined using available market information and our best judgment of appropriate valuation methods. These estimates are based on pertinent information available to us as of the reporting date. The estimated fair values, as determined using the definition of fair value described in SFAS 157, utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs and reflect our judgment of how a market participant would estimate the fair values. The Fair Value Summary Tables below do not represent an estimate of our overall market value as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

Sensitivity to assumptions. Estimates of the fair value of our financial instruments such as Advances with options, mortgage instruments, derivatives with embedded options and bonds with options using the methods described below are based on the model used to value these instruments, available market information and underlying assumptions used in valuation methodologies. Assumptions related to future cash flows, prepayment speed assumptions, expected interest rate volatility, methods to determine possible distributions of future interest rates used to value options, and the selection of discount rates, could have a significant impact on the resulting valuation estimates. These estimates are made as of a specific point in time and are susceptible to material near-term changes.

Cash and due from banks. The estimated fair value approximates the recorded book balance.

Interest-bearing deposits including CDs. The estimated fair value of interest-bearing deposits approximates the recorded book balance. The estimated fair value of CDs is determined by calculating the present value of the expected future cash flows and reducing the amount for accrued interest receivable.

Investment securities. The estimated fair value of our investment securities is determined as follows:

•	CDs — Determined by calculating the present value of the expected future cash flows and reducing the amount for accrued interest receivable.

•	AFS — Determined based on a composite of executable prices from participating dealers.

•

HTM — MBS and ABS are based on quoted prices, excluding accrued interest, as of the last business day of the period. State agency HTM are determined by calculating the present value of the expected future cash flows and reducing the amount for accrued interest receivable.

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

Advances and other loans. We determine the estimated fair value of Advances by calculating the present value of expected future cash flows from the Advances and excluding the amount of the accrued interest receivable. The discount rates used in these calculations are the replacement Advance rates for Advances with similar terms. In accordance with the Finance Agency’s Advances regulations, Advances with a maturity and repricing period greater than six months require a prepayment fee sufficient to make us financially indifferent to the borrower’s decision to prepay the Advances. Therefore, the estimated fair value of Advances does not assume prepayment risk.

Mortgage loans held for portfolio. The estimated fair values for mortgage loans are determined based on quoted market prices of Fannie Mae mortgage loan pools with similar weighted average coupons. The actual value that would be obtained by selling the mortgages could be different due to other market considerations including the different credit and liquidity aspects of our mortgage loans relative to the mortgages in Fannie Mae loan pools. Additionally, these prices can change based on market conditions and are dependent upon the underlying prepayment characteristics.

Accrued interest receivable and payable. The estimated fair value approximates the recorded book value.

Derivative assets and liabilities. We base the estimated fair values of derivatives on available market prices of instruments with similar terms including accrued interest receivable and payable. However, active markets do not exist for many types of financial instruments. Consequently, fair values for these instruments must be estimated using discounted cash flow analysis and comparisons to similar instruments. Estimates developed using these methods are subjective and require judgments regarding matters such as the amount and timing of future cash flows, volatility of interest rates, and the selection of discount rates that appropriately reflect market and credit risks. The estimated fair values are based on our assumptions underlying the valuation model. Because these estimates are made as of a specific point in time, as market conditions change, these estimates may change. We are subject to credit risk in derivatives transactions due to the potential nonperformance by the derivatives counterparties. To mitigate this risk, we enter into master netting agreements for interest rate exchange agreements with highly-rated institutions. In addition, we have entered into bilateral security agreements with all active derivatives dealer counterparties that provide for delivery of collateral at specified levels tied to counterparty credit ratings to limit our net unsecured credit exposure to these counterparties. We have evaluated the potential for the fair value of the instruments to be impacted by counterparty credit risk and have determined that no adjustments were significant or necessary to the overall fair value measurements. If these netted amounts are positive, they are classified as an asset and if negative, a liability.

Rabbi trusts. Rabbi trust assets, included as a component of Other assets at December 31, 2008, and 2007, are carried at fair value based on quoted market prices as of the last business day of the year.

Deposits. All deposits at December 31, 2008, and 2007, were variable rate deposits. For such deposits, fair value approximates the carrying value.

Consolidated obligations. We determine the estimated fair value of COs based on our valuation models and available market information. Our internal valuation models determine fair values of COs without embedded options using market-based yield curve inputs obtained from the Office of Finance. For fair values of COs with embedded options, the internal valuation models use market-based inputs from the Office of Finance and derivative dealers. The fair value is then estimated by calculating the present value of the expected cash flows using discount rates that are based on replacement funding rates for liabilities with similar terms.

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

Commitments. The estimated fair value of our letters of credit was immaterial at December 31, 2008, and 2007. The estimated fair value of commitments to extend credit for Advances is recorded when a pre-determined rate is established before settlement date.

Commitments to extend credit for mortgage loans. Certain mortgage loan purchase commitments are recorded at their fair value as Derivative assets or liabilities in the Statement of Condition.

The estimated fair value of our commitments to extend credit is determined using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair value of these fixed-rate loan commitments also takes into account the difference between the current forward interest rate and the committed interest rate.

The carrying value and estimated fair values of our financial instruments at December 31, 2008, were as follows ($ amounts in thousands):

2008 FAIR VALUE SUMMARY TABLE

Financial Instruments	Carrying Value	Net Unrealized Gains/(Losses)	Estimated Fair Value
Assets
Cash and due from banks	$870,810	$—	$870,810
Interest-bearing deposits	47	—	47
Federal funds sold	7,223,000	1,145	7,224,145
Available-for-sale securities	1,842,377	—	1,842,377
Held-to-maturity securities	6,692,201	(745,006)	5,947,195
Advances	31,249,004	(15,474)	31,233,530
Mortgage loans held for portfolio, net	8,780,098	211,503	8,991,601
Accrued interest receivable	152,509	—	152,509
Derivative assets	735	—	735
Rabbi trusts (included in Other assets)	12,362	—	12,362

Liabilities
Deposits	621,491	—	621,491
Consolidated Obligations
Discount notes	23,465,645	(50,283)	23,515,928
CO Bonds	28,697,013	(580,824)	29,277,837
Accrued interest payable	284,021	—	284,021
Derivative liabilities	1,060,259	—	1,060,259
Mandatorily redeemable capital stock	539,111	—	539,111

Other
Commitments to extend credit for Advances	—	—	—

The carrying value and estimated fair values of our financial instruments at December 31, 2007, were as follows ($ amounts in thousands):

2007 FAIR VALUE SUMMARY TABLE

Financial Instruments	Carrying Value	Net Unrealized Gains/(Losses)	Estimated Fair Value
Assets
Cash and due from banks	$7,255	$—	$7,255
Federal funds sold	11,261,000	3,665	11,264,665
Held-to-maturity securities	8,374,909	(85,682)	8,289,227
Advances	26,769,633	106,228	26,875,861
Mortgage loans held for portfolio, net	9,396,757	(91,613)	9,305,144
Accrued interest receivable	193,552	—	193,552
Derivative assets	1,926	—	1,926
Rabbi trusts (included in Other assets)	15,541	—	15,541

Liabilities
Deposits	556,872	—	556,872
Consolidated Obligations
Discount notes	22,171,485	(243)	22,171,728
CO Bonds	30,253,735	(140,952)	30,394,687
Accrued interest payable	318,494	—	318,494
Derivative liabilities	304,745	—	304,745
Mandatorily redeemable capital stock	163,469	—	163,469

Other
Commitments to extend credit for Advances	—	43	43

Note 18 — Commitments and Contingencies

As described in Note 11, as provided by the Bank Act or Finance Agency regulation, COs are backed only by the financial resources of the FHLBs. The joint and several liability regulation of the Finance Agency authorizes it to require any FHLB to repay all or a portion of the principal and interest on COs for which another FHLB is the primary obligor. No FHLB has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLB.

We considered the guidance under FIN 45, and determined it was not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBs. The FHLBs have no control over the amount of the guaranty or the determination of how each FHLB would perform under the joint and several liability. Because the FHLBs are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for each of the FHLB’s COs, our joint and several obligation is excluded from the initial recognition and measurement provisions of FIN 45. Accordingly, we do not recognize a liability for our joint and several obligation related to COs issued for the benefit of other FHLBs. The par amounts of all 12 FHLBs’ outstanding COs were approximately $1,251,541,664,000 and $1,189,705,970,000 at December 31, 2008, and 2007, respectively.

During the third quarter of 2008, each FHLB entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the GSECF, as authorized by HERA. The GSECF is designed to serve as a contingent source of liquidity for the housing GSEs, including each of the 12 FHLBs. Any borrowings by one or more of the FHLBs under the GSECF are considered COs with the same joint and several liability as all other COs. The terms of any borrowings are agreed to at the time of issuance. Loans under the Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of FHLB Advances to members and former members that have been collateralized in accordance with regulatory standards and MBS issued by Fannie Mae or Freddie Mac. Each FHLB is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a list of eligible collateral updated on a weekly basis. As of December 31, 2008, we had provided the U.S. Treasury a listing of Advance collateral amounting to $5,810,000,000, which provides for maximum borrowings of $5,010,000,000. The amount of collateral can be increased or decreased (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of December 31, 2008, we have not drawn on this available source of liquidity.

Commitments that legally bind and unconditionally obligate us for additional Advances totaled approximately $12,045,000 and $10,910,000 at December 31, 2008, and 2007, respectively. Commitments generally are for periods up to 12 months. Based on management’s credit analyses and collateral requirements, we do not deem it necessary to record any additional liability on these commitments. Commitments are fully collateralized at the time of issuance (see Note 7).

A standby letter of credit is a financing arrangement between us and one of our members for a fee. If we are required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized Advance to the member. Outstanding standby letters of credit were as follows ($ amounts in thousands):

	2008	2007
Outstanding notional	$399,376	$226,387
Original terms	10 months – 15 years	11 months – 15 years
Final expiration year	2018	2016

The value of the guarantees related to standby letters of credit entered into after 2002 are recorded in Other liabilities and amount to $2,942,000 at December 31, 2008. Based on management’s credit analyses and collateral requirements, we have not deemed it necessary to record any additional liability on these commitments. Outstanding commitments that unconditionally obligate us for additional letters of credit were $0 at December 31, 2008, and were approximately $1,357,000 at December 31, 2007.

We had $166,685,000 of unused committed lines of credit available to members at December 31, 2008.

Future minimum rental payments required under our operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2008, are as follows ($ amounts in thousands):

Payments
2009	$85
2010	13
2011	3
Later years	—

Total	$101

As described in Note 1, for our managing the inherent credit risk in MPP, participating members pay us credit enhancement fees in order to fund the LRA and pay SMI. The LRA is held to offset any losses that may occur. When a credit loss occurs, the accumulated LRA is used to cover the credit loss in excess of equity and primary mortgage insurance. Funds not used are returned to the member over time. The LRA amounted to $21,892,000 and $21,090,000 at December 31, 2008, and 2007, respectively. SMI provides additional coverage over and above losses covered by the LRA. Reserves for additional probable losses are provisioned through the allowance for credit losses. No allowance for credit losses was considered necessary at December 31, 2008, or December 31, 2007.

Commitments that unconditionally obligate us to fund/purchase mortgage loans totaled $76,173,000 and $40,204,000 at December 31, 2008, and 2007, respectively. Commitments are generally for periods not to exceed 91 days. Such commitments were recorded as Derivatives assets or Derivative liabilities at their fair value. The estimated fair value of commitments is reported in Note 17.

We generally execute derivatives with major banks and broker-dealers and generally enter into bilateral pledge (collateral) agreements. We have pledged $296,949,000 and $0 of collateral, at par, at December 31, 2008, and 2007, respectively.

We committed to issue $1,095,000,000 par value of CO Bonds, of which $500,000,000 were hedged with associated interest rate swaps, and $38,300,000 par value of Discount notes that had traded but not settled as of December 31, 2008, compared to commitments of $69,500,000 and $243,775,000, respectively, as of December 31, 2007.

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

Notes 7, 9, 11, 12, 14, and 15 discuss other commitments and contingencies.

Note 19 — Transactions with Other FHLBs

Our activities with other FHLBs are summarized below, and have been identified in the Statement of Condition, Statement of Income, and Statement of Cash Flows.

Borrowings with other FHLBs. Occasionally, we loan (or borrow) short-term funds to (from) other FHLBs. There were no loans to or from other FHLBs outstanding at December 31, 2008, or 2007. Loans to other FHLBs and principal repayments of these loans during the years ended December 31, 2008, 2007, and 2006, were as follows ($ amounts in thousands):

	2008	2007	2006
Loans to other FHLBs and related principal repayments	$1,169,000	$628,000	$100,000
Interest income earned from other FHLBs	64	92	14

Borrowings from other FHLBs and principal repayments on these loans during the years ended December 31, 2008, 2007, and 2006, were as follows ($ amounts in thousands):

	2008	2007	2006
Borrowings from other FHLBs and related principal repayments	$22,000	$5,000	$257,000
Interest expense incurred to other FHLBs	1	1	38

Assumption of other Federal Home Loan Bank Consolidated Obligations. We may, from time to time, assume the outstanding primary liability of another FHLB rather than issue new debt for which we are the primary obligor. As of December 31, 2008, we had recorded such a transfer of $40,000,000, which we accounted for in the same manner as we account for new debt issuances (see Note 11). We have recorded no such transfers during the years ended December 31, 2007, and 2006.

Note 20 — Transactions with Shareholders

Our activities with shareholders are summarized below and have been identified in the Statement of Condition, Statement of Income, and Statement of Cash Flows.

As a cooperative, our capital stock is owned by our members, by former members that retain the stock as provided in our capital plan or by non-member institutions that have acquired members and must retain the stock to support Advances or other activities with us. All Advances are issued to members, and all mortgage loans held for portfolio are purchased from members. We also maintain demand deposit accounts for members, former members and non-members, primarily to facilitate settlement activities that are directly related to Advances and mortgage loan purchases. We may not invest in any equity securities issued by our shareholders, and we have not entered into any interest rate exchange agreements with any of our shareholders.

In the normal course of business, we have invested in federal funds sold activity and other short-term investments with shareholders or their affiliates.

In addition, included in our HTM investment portfolio are purchases of MBS issued by shareholders or their affiliates. The MBS amounts outstanding at December 31, 2008, and 2007 are presented in Note 6.

As provided by statute, the only voting rights conferred upon our members are for the election of directors. In accordance with the Bank Act (as amended by HERA) and Finance Agency regulations, members elect all of our directors. Under the statute and regulations, each member directorship is designated to one of the two states in our district, and each member is entitled to vote only for member directorship candidates for the state in which the member’s principal place of business is located. Independent directors are elected at-large by all members in our district. A member is entitled to cast, for each applicable directorship, one vote for each share of capital stock that the member is required to hold, subject to a statutory limitation. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of our capital stock that were required to be held by all members in that state as of the record date for voting. Previous member stockholders are not entitled to cast votes for the election of directors. At December 31, 2008, and 2007, no member owned more than 10% of our voting interests due to statutory limits on members’ voting rights as discussed above.

All transactions with members or their affiliates are entered into in the ordinary course of business. Finance Agency regulations require us to price our credit products consistently and without discrimination to all members applying for Advances. We are also prohibited from pricing our Advances below our marginal cost of matching term and maturity funds in the marketplace, including embedded options, and the administrative cost associated with making such Advances to members. However, we may price Advances on a differential basis, based on the credit and other risks to us of lending to any particular member, or other reasonable criteria applied equally to all members. We apply such standards and criteria consistently, and without discrimination, to all members applying for Advances.

Transactions with Directors’ Financial Institutions. We provide, in the ordinary course of business, products and services to members whose officers or directors may serve on our Board of Directors (“Directors’ Financial Institutions”). Finance Agency regulations require that transactions with Directors’ Financial Institutions be made on the same terms as those with any other member. As of December 31, 2008, and 2007, we had Advances and capital stock outstanding (including Mandatorily redeemable capital stock) to Directors’ Financial Institutions as follows ($ amounts in thousands):

	2008	2007
Advances ($ at par)	$6,592,866	$1,545,920
% of Advances outstanding	22.0%	5.9%
Mortgage loans held for portfolio ($ at par)	$2,509,532	$2,576,995
% of Mortgage loans held for portfolio outstanding	28.6%	27.5%
Capital stock ($ at par)	$472,038	$103,775
% of Capital stock outstanding	19.5%	4.8%

During the years ended December 31, 2008, 2007, and 2006, we acquired mortgage loans from Directors’ Financial Institutions as follows ($ amounts in thousands):

	For the Year Ended December 31,
	2008	2007	2006
Mortgage Loans acquired from Directors’ Financial Institutions	$6,331	$11,403	$366,941

The decrease in Mortgage Loans acquired by Directors’ Financial Institutions from the year ended 2006, compared to the corresponding periods for 2008 and 2007 are substantially due to one Director’s Financial Institution not selling any mortgage loans to us in 2008 or 2007.