Form 10-Q
period 2009-03-31
Federal Home Loan Bank of Indianapolis
filed 2009-05-15
CIK 1331754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐	Large accelerated filer	☐	Accelerated filer

☒	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2009
Class B Stock, par value $100	24,585,238

Federal Home Loan Bank of Indianapolis

Form 10-Q

As used in this Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “FHLBI,” and the “Bank” refer to the Federal Home Loan Bank of Indianapolis.

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

Federal Home Loan Bank of Indianapolis

Statements of Condition

($ and share amounts in thousands, except par value)	March 31, 2009 (Unaudited)	December 31, 2008 (Audited)
Assets
Cash and Due from Banks	$13,531	$870,810
Interest-Bearing Deposits	76	47
Federal Funds Sold, members and non-members	9,814,000	7,223,000
Available-for-Sale Securities, (a), non-members (Note 3)	1,807,090	1,842,377
Held-to-Maturity Securities (b), members and non-members (Note 4)	7,849,211	6,692,201
Advances to Members and Former Members (Note 5)	27,898,722	31,249,004
Mortgage Loans Held for Portfolio, net (Note 6)	8,435,653	8,780,098
Accrued Interest Receivable	138,051	152,509
Premises, Software, and Equipment, net	9,778	9,891
Derivative Assets (Note 7)	3,565	735
Other Assets	39,501	39,304

Total Assets	56,009,178	56,859,976

Liabilities and Capital
Deposits (Note 8)
Interest-Bearing Deposits	$836,375	$619,341
Non-Interest-Bearing Deposits	1,275	2,150

Total Deposits	837,650	621,491

Consolidated Obligations, net (Note 9)
Discount Notes	20,632,653	23,465,645
Consolidated Obligation Bonds	30,293,370	28,697,013

Total Consolidated Obligations, net	50,926,023	52,162,658

Accrued Interest Payable	254,592	284,021
Affordable Housing Program	37,812	36,009
Payable to Resolution Funding Corporation	5,598	17,163
Derivative Liabilities (Note 7)	1,086,521	1,060,259
Mandatorily Redeemable Capital Stock (Note 10)	538,380	539,111
Other Liabilities	339,989	48,556

Total Liabilities	54,026,565	54,769,268

Commitments and Contingencies (Notes 5, 7, 9, 10, and 13)
Capital (Note 10)
Capital Stock-Class B-1 Putable ($100 par value) issued and outstanding shares: 18,972 and 18,792, respectively	$1,897,149	$1,879,179
Capital Stock-Class B-2 Putable ($100 par value) issued and outstanding shares: 0.01 and 2, respectively	1	196

Total Capital Stock Putable	1,897,150	1,879,375
Retained Earnings	285,914	282,731
Accumulated Other Comprehensive Income (Loss)
Net Unrealized Gains (Losses) on Available-for-Sale Securities	(68,734)	(66,766)
Net Non-Credit Portion of Other-Than-Temporary Impairment Losses on Held-to-Maturity Securities	(128,742)	—
Pension and Postretirement Benefits	(2,975)	(4,632)

Total Accumulated Other Comprehensive Income (Loss)	(200,451)	(71,398)

Total Capital	1,982,613	2,090,708

Total Liabilities and Capital	$56,009,178	$56,859,976

(a)	Amortized cost: $1,679,751 and $1,681,947 at March 31, 2009, and December 31, 2008, respectively.

(b)	Fair values: $7,333,267 and $5,947,195 at March 31, 2009, and December 31, 2008, respectively.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis

Statements of Income

(Unaudited)

	For the Three Months Ended March 31,
($ amounts in thousands)	2009	2008
Interest Income
Advances to Members and Former Members	$151,324	$293,056
Prepayment Fees on Advances, net	150	146
Interest-Bearing Deposits, non-members	106	104
Federal Funds Sold, members and non-members	10,536	104,118
Available-for-Sale Securities, non-members	7,895	162
Held-to-Maturity Securities, members and non-members	76,739	95,003
Mortgage Loans Held for Portfolio, net	113,316	121,656

Total Interest Income	360,066	614,245

Interest Expense
Discount Notes	$56,197	$180,402
Consolidated Obligation Bonds	238,122	355,799
Deposits	330	6,471
Securities Sold Under Agreements to Repurchase	—	3
Mandatorily Redeemable Capital Stock	3,933	2,497
Other Borrowings	1	3

Total Interest Expense	298,583	545,175

Net Interest Income	61,483	69,070

Other Income (Loss)
Service Fees	$283	$312
Total Other-Than-Temporary Impairment Losses on Held-to-Maturity Securities	(147,292)	—
Portion of Impairment Losses on Held-to-Maturity Securities Recognized in Other Comprehensive Income	128,742	—

Net Other-Than-Temporary Impairment Losses Recognized on Held-to-Maturity Securities	(18,550)	—

Net Gains (Losses) on Derivatives and Hedging Activities	(1,243)	(401)
Other, net	428	338

Total Other Income (Loss)	(19,082)	249

Other Expenses
Compensation and Benefits	$8,155	$6,840
Other Operating Expenses	2,873	2,120
Finance Agency/Finance Board	452	419
Office of Finance	449	444
Other	316	314

Total Other Expenses	12,245	10,137

Income Before Assessments	$30,156	$59,182

Assessments
Affordable Housing Program	$2,863	$5,086
Resolution Funding Corporation	5,459	10,819

Total Assessments	8,322	15,905

Net Income	$21,834	$43,277

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis

Statements of Capital

(Unaudited)

	Capital Stock Class B-1 Putable		Capital Stock Class B-2 Putable		Retained	Accumulated Other Comprehensive	Total
($ and share amounts in thousands)	Shares	Par Value	Shares	Par Value	Earnings	Income	Capital
Balance, December 31, 2007 (audited)	20,029	$2,002,862	—	$1	$202,111	$(6,042)	$2,198,932
Proceeds from Sale of Capital Stock	927	92,690	—	—			92,690
Net Shares Reclassified to Mandatorily Redeemable Capital Stock	(424)	(42,393)	—	—			(42,393)
Comprehensive Income:
Net Income					43,277		43,277
Other Comprehensive Income:
Net Unrealized Losses on Available-for-Sale Securities						(3,026)	(3,026)
Pension and Postretirement Benefits						—	—

Total Comprehensive Income (Loss)					43,277	(3,026)	40,251

Mandatorily Redeemable Capital Stock Distributions					(175)		(175)
Dividends on Capital Stock
Cash (4.75%)					(23,647)		(23,647)

Balance, March 31, 2008	20,532	$2,053,159	—	$1	$221,566	$(9,068)	$2,265,658

	Capital Stock Class B-1 Putable		Capital Stock Class B-2 Putable		Retained	Accumulated Other Comprehensive	Total
($ and share amounts in thousands)	Shares	Par Value	Shares	Par Value	Earnings	Income	Capital
Balance, December 31, 2008 (audited)	18,792	$1,879,179	2	$196	$282,731	$(71,398)	$2,090,708
Proceeds from Sale of Capital Stock	178	17,775					17,775
Transfers of Capital Stock	2	195	(2)	(195)			—
Comprehensive Income:
Net income					21,834		21,834
Other Comprehensive Income:
Net Unrealized Losses on Available-for-Sale Securities						(1,968)	(1,968)
Non-Credit Portion of Other-Than-Temporary Impairment Losses on Held-to-Maturity Securities						(128,742)	(128,742)
Pension and Postretirement Benefits						1,657	1,657

Total Comprehensive Income (Loss)					21,834	(129,053)	(107,219)

Mandatorily Redeemable Capital Stock Distributions					—		—
Dividends on Capital Stock
Cash (3.85%)					(18,651)		(18,651)

Balance, March 31, 2009	18,972	$1,897,149	—	$1	$285,914	$(200,451)	$1,982,613

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
($ amounts in thousands)	2009	2008
Operating Activities
Net Income	$21,834	$43,277
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and Amortization
Net Premiums and Discounts on Consolidated Obligations	(37,855)	(21,166)
Net Premiums and Discounts on Investments	(778)	(4,135)
Net Premiums and Discounts on Mortgage Loans	857	2,214
Concessions on Consolidated Obligation Bonds	7,755	5,211
Fees on Derivatives, Included as a Component of Derivative Value	(3,468)	(2,576)
Net Deferred Gain on Derivatives	(48)	(45)
Premises, Software, and Equipment	299	317
Other Fees and Amortization	613	407
Net Realized Gain on Disposal of Premises, Software, and Equipment	—	(5)
Net Other-Than-Temporary Impairment Losses Recognized on Held-to-Maturity Securities	18,550	—
(Gain) Loss Due to Change in Net Fair Value Adjustment on Derivative and Hedging Activities	7,745	1,406
Net Change in:
Accrued Interest Receivable	14,456	4,263
Net Derivatives – Net Accrued Interest	43,242	(43,298)
Other Assets	(41)	3,963
Affordable Housing Program Liability and Discount on Affordable Housing Program Advances	1,803	1,383
Accrued Interest Payable	(29,428)	36,030
Payable to Resolution Funding Corporation	(11,565)	1,292
Other Liabilities	(4,952)	(544)

Total Adjustments	7,185	(15,283)

Net Cash Provided by Operating Activities	29,019	27,994

Investing Activities
Net Change in:
Interest-Bearing Deposits, non-members	60,870	(27,544)
Federal Funds Sold, members and non-members	(2,591,000)	1,181,000
Premises, Software, and Equipment	(187)	(56)
Held-to-Maturity Securities:
Net (Increase) Decrease in Short-Term Held-to-Maturity Securities, members and non-members	—	933,000
Proceeds from Maturities of Long-Term Held-to-Maturity Securities, members and non-members	608,184	330,902
Purchases of Long-Term Held-to-Maturity Securities, members and non-members	(1,611,468)	(631,270)
Available-for-Sale Securities:
Purchases of Available-for-Sale Securities, non-members	—	(473,705)
Advances to Members and Former Members:
Principal Collected on Advances	9,270,503	12,549,854
Advances Made	(6,040,914)	(15,916,102)
Mortgage Loans Held for Portfolio:
Principal Collected	542,770	311,589
Mortgage Loans Purchased	(199,080)	(177,307)
Proceeds from Sales of Foreclosed Assets	1	—

Net Cash Provided by (Used in) Investing Activities	39,679	(1,919,639)

Federal Home Loan Bank of Indianapolis

Statements of Cash Flows, continued

(Unaudited)

	For the Three Months Ended March 31,
($ amounts in thousands)	2009	2008
Financing Activities
Net Change in:
Deposits	233,286	476,770
Net Proceeds (Payments) on Derivative Contracts with Financing Elements	(25,806)	38,705
Net Proceeds from Issuance of Consolidated Obligations
Discount Notes	25,833,344	287,226,422
Consolidated Obligation Bonds	10,890,633	10,838,803
Payments for Maturing and Retiring Consolidated Obligations
Discount Notes	(28,629,577)	(287,237,321)
Consolidated Obligation Bonds	(9,226,250)	(9,513,130)
Other Federal Home Loan Banks:
Borrowings from Other Federal Home Loan Banks	—	5,000
Maturities of Borrowings from Other Federal Home Loan Banks	—	(5,000)
Proceeds from Issuance of Capital Stock	17,775	92,690
Payments for Redemption of Mandatorily Redeemable Capital Stock	(731)	(3)
Cash Dividends Paid	(18,651)	(23,647)

Net Cash Provided by (Used in) Financing Activities	(925,977)	1,899,289

Net (Decrease) Increase in Cash and Cash Equivalents	(857,279)	7,644
Cash and Cash Equivalents at Beginning of the Period	870,810	7,255

Cash and Cash Equivalents at End of the Period	$13,531	$14,899

Supplemental Disclosures
Interest Paid	$323,959	$332,800
Affordable Housing Program Payments, net	1,061	3,703
Resolution Funding Corporation Payments	17,024	9,527
Trade Date Investments	298,044	183,085

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three Months Ended March 31, 2009, and 2008 is Unaudited

Note 1 — Summary of Significant Accounting Policies and Basis of Presentation

The significant accounting policies and the financial condition and results of operations for the Federal Home Loan Bank of Indianapolis (the “Bank”) as of December 31, 2008, are contained in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 on March 16, 2009 (“2008 Form 10-K”). The accompanying unaudited financial statements as of and for the three months ended March 31, 2009, should be read in conjunction with the 2008 Form 10-K. In our opinion, the accompanying financial statements contain all adjustments necessary (consisting of only normal recurring adjustments) for a fair statement of the results of operations and financial condition for the interim period ended March 31, 2009, and conform with accounting principles generally accepted in the United States of America (“GAAP”) as they apply to interim financial statements. The results of operations for the three months ended March 31, 2009, are not necessarily indicative of the results to be expected for any subsequent period or entire year.

The preparation of financial statements requires us to make assumptions and estimates. These assumptions and estimates affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates.

We have included descriptions of significant accounting policies in Note 1 to the Financial Statements included in our 2008 Form 10-K. There have been no significant changes to these policies as of March 31, 2009, except for our adoption of Financial Accounting Standards Board Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-than Temporary Impairments as described in Note 2 and Note 4.

Note 2 — Recently Issued and Adopted Accounting Standards and Interpretations

SFAS 161. On March 19, 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 (January 1, 2009, for us), with earlier adoption allowed. Our adoption of SFAS 161 on January 1, 2009, has resulted in increased financial statement disclosures (see Note 7), but did not have a material effect on our financial condition, results of operations or cash flows.

EITF Issue No. 08-5. On September 24, 2008, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF Issue No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement (“EITF 08-5”). The objective of EITF 08-5 is to determine the issuer’s unit of accounting for a liability that is issued with an inseparable third-party credit enhancement when it is recognized or disclosed at fair value on a recurring basis. EITF 08-5 is applied prospectively and is effective in the first reporting period beginning on or after December 15, 2008 (January 1, 2009, for us). Our adoption of EITF 08-5 did not have a material impact on our financial condition, results of operations or cash flows.

FSP FAS 157-2. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delayed the effective date of SFAS No. 157, Fair Value Measurements (“SFAS 157”) until January 1, 2009, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The requirements of SFAS 157 apply to non-financial assets and non-financial liabilities addressed by FSP FAS 157-2 for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We adopted FSP FAS 157-2 on January 1, 2009. Its adoption did not have a material effect on our financial condition, results of operations or cash flows.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three Months Ended March 31, 2009, and 2008 is Unaudited

FSP FAS 133-1 and FIN 45-4. On September 12, 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP FAS 133-1 and FIN 45-4”). FSP FAS 133-1 and FIN 45-4 amends SFAS 133 and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (“FIN 45”) to improve disclosures about credit derivatives and guarantees and clarify the effective date of SFAS 161. FSP FAS 133-1 and FIN 45-4 also amends SFAS 133 to require entities to disclose sufficient information to allow users to assess the potential effect of credit derivatives, including their nature, maximum payment, fair value, and recourse provisions. Additionally, FSP FAS 133-1 and FIN 45-4 amends FIN 45 to require a disclosure about the current status of the payment/performance risk of a guarantee, which could be indicated by external credit ratings or categories by which an entity measures risk. While we do not currently enter into credit derivatives, we do have guarantees – our joint and several liability on Consolidated Obligations and letters of credit. The provisions of FSP FAS 133-1 and FIN 45-4 that amend SFAS 133 and FIN 45 are effective for fiscal years and interim periods ending after November 15, 2008 (December 31, 2008, for us). Additionally, FSP FAS 133-1 and FIN 45-4 clarifies that the disclosures required by SFAS 161 should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008 (January 1, 2009, for us). Our adoption of FSP FAS 133-1 and FIN 45-4 has resulted in increased financial statement disclosures (see Note 7), but did not have a material effect on our financial condition, results of operations or cash flows.

FSP FAS 115-2 and 124-2. On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”).

FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment (“OTTI,” which term may also refer to “other-than-temporarily impaired,” as the context indicates) guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. This FSP clarifies the interaction of the factors that should be considered when determining whether a debt security is OTTI and changes in the presentation and calculation of the OTTI on debt securities recognized in earnings in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to OTTI of equity securities. This FSP expands and increases the frequency of existing disclosures about OTTI for debt and equity securities and requires new disclosures to help users of financial statements understand the significant inputs used in determining a credit loss, as well as a rollforward of that amount each period.

For debt securities that are impaired, FSP FAS 115-2 and FAS 124-2 requires an entity to assess whether (a) it has the intent to sell the securities, or (b) it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an OTTI on the security must be recognized.

In instances in which a determination is made that a credit loss (defined by FSP FAS 115-2 and FAS 124-2 as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (i.e., the amortized cost basis less any current-period credit loss), FSP FAS 115-2 and 124-2 changes the presentation and amount of the OTTI recognized in the Statement of Income. In these instances, the impairment is separated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the total OTTI related to the credit loss is recognized in Other Income (Loss). The amount of the total impairment related to all other factors is recognized in Other Comprehensive Income (“OCI”). Subsequent non-OTTI-related increases and decreases in the fair value of available-for-sale securities will be included in OCI. The OTTI recognized in OCI for debt securities classified as held-to-maturity will be amortized over the remaining life of the debt security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there is additional OTTI recognized). The total OTTI is presented in the Statement of Income with an offset for the amount of the total OTTI that is recognized in OCI. Previously, in all cases, if an impairment was determined to be other-than-temporary, an impairment

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three Months Ended March 31, 2009, and 2008 is Unaudited

loss was recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date of the reporting period for which the assessment was made. The new presentation provides additional information about the amounts that the entity does not expect to collect related to a debt security.

FSP FAS 115-2 and FAS 124-2 is effective and is to be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for reporting periods ending after March 15, 2009 (March 31, 2009, for us). Early adoption of FSP FAS 115-2 and FAS 124-2 also requires early adoption of FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). When adopting FSP FAS 115-2 and FAS 124-2, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the non-credit component of a previously recognized OTTI from Retained Earnings to Accumulated Other Comprehensive Income (Loss) if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis.

We adopted FSP FAS 115-2 and FAS 124-2 as of January 1, 2009. The effect of the adoption of FSP FAS 115-2 and FAS 124-2 is included in Note 4.

FSP FAS 157-4. On April 9, 2009, the FASB issued FSP FAS 157-4. FSP FAS 157-4 is intended to provide additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 is effective and is to be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for reporting periods ending after March 15, 2009 (March 31, 2009, for us). Early adoption of FSP FAS 157-4 also requires early adoption of FSP FAS 115-2 and FAS 124-2. We adopted FSP FAS 157-4 as of January 1, 2009. Its adoption did not have a material effect on our financial condition, results of operations or cash flows.

FSP FAS 107-1 and APB 28-1. On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends the disclosure requirements in SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments within the scope of SFAS 107, including disclosure of the method(s) and significant assumptions used to estimate the fair value of financial instruments, in interim financial statements as well as in annual financial statements. Previously, these disclosures were required only in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective and applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for reporting periods ending after March 15, 2009 (March 31, 2009, for us). Early adoption of FSP FAS 107-1 and APB 28-1 is only permitted if an election is also made to early adopt FSP FAS 115-2 and FAS 124-2 and FSP FAS 157-4. In periods after initial adoption, FSP FAS 107-1 and APB 28-1 requires comparative disclosures only for periods ending subsequent to initial adoption and does not require earlier periods to be disclosed for comparative purposes at initial adoption. Our adoption of FSP FAS 107-1 and APB 28-1 on January 1, 2009, resulted in increased interim financial statement disclosures (see Note 12), but did not affect our financial condition, results of operations or cash flows.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three Months Ended March 31, 2009, and 2008 is Unaudited

Note 3 — Available-for-Sale Securities

Major Security Types. Available-for-Sale Securities (“AFS”) (AAA-rated agency debentures) purchased from non-member counterparties as of March 31, 2009, and December 31, 2008, were as follows ($ amounts in thousands):

March 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government Sponsored Enterprises (“GSEs”)	$1,679,751	$127,339	$—	$1,807,090

Total	$1,679,751	$127,339	$—	$1,807,090

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
GSEs	$1,681,947	$160,430	$—	$1,842,377

Total	$1,681,947	$160,430	$—	$1,842,377

Impairment Analysis on AFS. As of March 31, 2009, we had no AFS in an unrealized loss position.

If we had AFS in an unrealized loss position, we would evaluate our individual AFS holdings for OTTI on at least a quarterly basis as described in Note 4.

Redemption Terms. The amortized cost and estimated fair value of AFS by contractual maturity at March 31, 2009, and December 31, 2008, were as follows ($ amounts in thousands):

	March 31, 2009		December 31, 2008
Year of Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	1,679,751	1,807,090	1,681,947	1,842,377
Due after ten years	—	—	—	—

Total	$1,679,751	$1,807,090	$1,681,947	$1,842,377

Interest Rate Payment Terms. All of the AFS pay a fixed rate of interest ranging from 4.88% to 5.50%.

Realized Gains and Losses. There were no sales of AFS during the three months ended March 31, 2009, and 2008.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three Months Ended March 31, 2009, and 2008 is Unaudited

Note 4 — Held-to-Maturity Securities

Major Security Types. Held-to-Maturity Securities (“HTM”) consist primarily of mortgage-backed securities (“MBS”), and asset-backed securities (“ABS”). HTM also include state or local housing agency obligations, corporate debentures issued by GSEs, and other corporate debentures guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) and backed by the full faith and credit of the United States under the Temporary Liquidity Guarantee Program (“TLGP”). For additional information concerning the TLGP, please refer to our 2008 Form 10-K. Our HTM purchased from non-member counterparties and members as of March 31, 2009, and December 31, 2008, were as follows ($ amounts in thousands):

March 31, 2009	Amortized Cost (2)	OTTI Recognized in OCI	Carrying Value (3)	Gross Unrecognized Holding Gains (4)	Gross Unrecognized Holding Losses (4)	Estimated Fair Value
Non-MBS and ABS:
GSE debentures	$100,000	$—	$100,000	$—	$(71)	$99,929
State or local housing agency obligations	495	—	495	9	—	504
Other (1)	1,672,105	—	1,672,105	850	(1,347)	1,671,608

Total Non-MBS and ABS	1,772,600	—	1,772,600	859	(1,418)	1,772,041

MBS and ABS:
U.S. agency obligations – guaranteed	8,147	—	8,147	37	—	8,184
GSEs	2,163,781	—	2,163,781	53,187	(1,924)	2,215,044
Private-label and other	4,033,425	(128,742)	3,904,683	—	(566,685)	3,337,998

Total MBS and ABS	6,205,353	(128,742)	6,076,611	53,224	(568,609)	5,561,226

Total	$7,977,953	$(128,742)	$7,849,211	$54,083	$(570,027)	$7,333,267

December 31, 2008	Amortized Cost (2)	Gross Unrealized Gains (4)	Gross Unrealized Losses (4)	Estimated Fair Value
Non-MBS and ABS:
GSE debentures	$—	$—	$—	$—
State or local housing agency obligations	885	7	—	892
Other (1)	—	—	—	—

Total Non-MBS and ABS	885	7	—	892

MBS and ABS:
U.S. agency obligations – guaranteed	11,285	23	(10)	11,298
GSEs	2,147,433	17,165	(2,242)	2,162,356
Private-label and other	4,532,598	10	(759,959)	3,772,649

Total MBS and ABS	6,691,316	17,198	(762,211)	5,946,303

Total	$6,692,201	$17,205	$(762,211)	$5,947,195

(1)	Includes corporate debentures guaranteed by the FDIC and backed by the full faith and credit of the United States under the TLGP.

(2)	Amortized cost of HTM includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and/or any credit losses recognized in earnings. At December 31, 2008, carrying value equaled amortized cost.

(3)	In accordance with FSP FAS 115-2 and FAS 124-2, carrying value of HTM represents amortized cost after adjustment for non-credit related impairment recognized in OCI.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three Months Ended March 31, 2009, and 2008 is Unaudited

(4)	Gross Unrecognized Holding Gains/(Losses) represent the difference between Estimated Fair Value and Carrying Value, while Gross Unrealized Gains/(Losses) represent the difference between Estimated Fair Value and Amortized Cost.

Impairment Analysis on HTM. The following tables summarize the HTM with unrealized losses as of March 31, 2009, and December 31, 2008. The unrealized losses, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position, were as follows ($ amounts in thousands):

	Less than 12 months		12 months or more		Total
March 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS and ABS:
GSE debentures	$99,929	$(71)	$—	$—	$99,929	$(71)
Other (1)	722,938	(1,347)	—	—	722,938	(1,347)

Total Non-MBS and ABS	822,867	(1,418)	—	—	822,867	(1,418)

MBS and ABS:
U.S. agency obligations – guaranteed	—	—	—	—	—	—
GSEs	134,335	(1,924)	—	—	134,335	(1,924)
Private-label and other
OTTI private-label MBS	—	—	175,392	(128,742)	175,392	(128,742)
Temporarily impaired private-label MBS and other	247,377	(11,512)	2,915,229	(555,173)	3,162,606	(566,685)

Private-label and other	247,377	(11,512)	3,090,621	(683,915)	3,337,998	(695,427)

Total MBS and ABS	381,712	(13,436)	3,090,621	(683,915)	3,472,333	(697,351)

Total impaired	$1,204,579	$(14,854)	$3,090,621	$(683,915)	$4,295,200	$(698,769)

	Less than 12 months		12 months or more		Total
December 31, 2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS and ABS:
GSE debentures	$—	$—	$—	$—	$—	$—
Other (1)	—	—	—	—	—	—

Total Non-MBS and ABS	—	—	—	—	—	—

MBS and ABS;
U.S. agency obligations – guaranteed	1,343	(10)	—	—	1,343	(10)
GSEs	284,998	(656)	299,261	(1,586)	584,259	(2,242)
Private-label and other	2,711,317	(553,624)	1,060,728	(206,335)	3,772,045	(759,959)

Total MBS and ABS	2,997,658	(554,290)	1,359,989	(207,921)	4,357,647	(762,211)

Total impaired	$2,997,658	$(554,290)	$1,359,989	$(207,921)	$4,357,647	$(762,211)

(1)	Includes corporate debentures guaranteed by the FDIC and backed by the full faith and credit of the United States under the TLGP.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three Months Ended March 31, 2009, and 2008 is Unaudited

We evaluate our individual HTM holdings that are impaired for OTTI on at least a quarterly basis. As part of this process, we consider our intent to sell each debt security and whether it is more likely than not that we will be required to sell the security before its anticipated recovery, which may be to maturity. If either of these conditions is met, we recognize an OTTI in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the Statement of Condition date. For securities that meet neither of these conditions, we perform an analysis to determine if any of these securities are at risk for OTTI. To determine which individual securities are at risk for OTTI and should be quantitatively evaluated utilizing a detailed cash flow analysis, we use indicators, or “screens” which consider various characteristics of each security including, but not limited to, the following: the credit rating and related outlook or status; the creditworthiness of the issuers of the agency debt securities; the strength of the GSEs’ guarantees of the holdings of agency MBS; the value and type of underlying collateral; the duration and level of the unrealized loss; and certain other collateral-related characteristics such as the ratio of seriously delinquent loans to credit enhancement. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment.

As a result of this security-level review, we identify individual securities which should be subjected to a detailed cash flow analysis to determine the cash flows that are likely to be collected. Beginning in the first quarter of 2009, to promote consistency in determination of the OTTI for investment securities among all Federal Home Loan Banks (“FHLBs”), we used the prescribed key modeling assumptions for purposes of our cash flow analysis. At-risk securities are evaluated by estimating projected cash flows that we are likely to collect based on a careful assessment of all available information about each individual security, the structure of the security and certain assumptions, such as the remaining payment terms of the security, prepayment speeds, default rates, loss severity on the collateral supporting our security, based on underlying loan-level borrower and loan characteristics, expected housing price changes and interest rate assumptions, to determine whether we will recover the entire amortized cost basis of the security. A significant input to such analysis is the forecast of housing price changes for the relevant states and metropolitan statistical areas, which is based on an assessment of the relevant housing market. In response to the ongoing deterioration in housing prices, credit market stress, and weakness in the U.S. economy in the first quarter of 2009, which continued to affect the credit quality of the collateral, we modified certain assumptions in our cash flow analysis. The loan-level cash flows and losses are allocated to various security classes, including the security classes owned by our Bank, based on the cash flow and loss allocation rules of the individual security. In performing a detailed cash flow analysis, we identify our best estimate of the cash flows expected to be collected. If this estimate results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, a credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is temporary.

As a result of our evaluation, at March 31, 2009, we recognized OTTI losses related to four private-label MBS instruments in our HTM portfolio. Although we do not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities before our anticipated recovery of each security’s remaining amortized cost basis, we determined that it was likely that we would not recover the entire amortized cost of each of these securities.

We recognized OTTI charges of $18,550,000 in the first quarter of 2009 related to credit loss on MBS in our HTM portfolio, which is reported in the Other Income (Loss) section of the Statement of Income as Net Other-Than-Temporary Impairment Losses Recognized on Held-to-Maturity Securities, and an impairment of $128,742,000 related to all other factors, which is reflected in the Statements of Condition as Net Non-Credit Portion of Other-Than-Temporary Impairment Losses on Held-to-Maturity Securities. The OTTI recognized in Accumulated Other Comprehensive Income (Loss) related to HTM is accreted to the carrying value of each security on a prospective basis, over the remaining life of each security. That accretion increases the carrying value of each security and continues until this security is sold or matures or there is an additional OTTI that is recognized in earnings.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three Months Ended March 31, 2009, and 2008 is Unaudited

We recognized an OTTI on our HTM, based on an impairment analysis of our investment portfolio at March 31, 2009, as follows ($ amounts in thousands):

	At March 31, 2009				For the Three Months Ended March 31, 2009
March 31, 2009	Unpaid Principal Balance	Amortized Cost	Net Unrealized Gains/ (Losses)	Fair Value	OTTI Related to Credit Loss	OTTI Related to Non-credit Loss	Total OTTI Losses
OTTI HTM
Private-label MBS – Prime (1)	$323,520	$304,134	$(128,742)	$175,392	$18,550	$128,742	$147,292

Total OTTI HTM	$323,520	$304,134	$(128,742)	$175,392	$18,550	$128,742	$147,292

Total HTM MBS		$6,205,353	$(644,127)	$5,561,226

Total HTM		$7,977,953	$(644,686)	$7,333,267

(1)	We classify private-label MBS as prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by a Nationally Recognized Statistical Rating Organization (“NRSRO”) upon issuance of the MBS.

The following table presents the rollforward of the amounts related to credit losses recognized into earnings ($ amounts in millions). The rollforward relates to the amount of credit losses on investment securities we held for which a portion of the OTTI charges was recognized into OCI.

For the Three Months Ended March 31, 2009	Amount
Balance as of January 1, 2009 (1)	$—
Additions:
Credit losses for which OTTI was not previously recognized	18,550
Additional OTTI credit losses for which an OTTI charge was previously recognized.	—
Reductions:
Securities sold, matured, paid down or prepaid during the period	—
Securities for which the amount previously recognized in OCI was recognized in earnings because we intend to sell the security or where it is more likely than not we will be required to sell the security before recovery of the amortized cost basis.	—

Increases in cash flows expected to be collected, recognized over the remaining life of the securities	—

Balance as of March 31, 2009	$18,550

(1)	We adopted FSP FAS 115-2 and FAS 124-2 as of January 1, 2009. We did not recognize a cumulative effect adjustment to the retained earnings balance at January 1, 2009, as we had not previously taken OTTI charges.

The remainder of unrealized losses or decreases in fair value in our HTM portfolio is due to interest rate volatility, illiquidity in the marketplace, and credit deterioration in the U.S. mortgage markets. However, the decline is considered temporary as we expect to recover the entire amortized cost basis on the remaining HTM in unrealized loss positions and neither intend to sell these securities nor is it more likely than not that we will be required to sell these securities before our anticipated recovery of the remaining amortized cost basis.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three Months Ended March 31, 2009, and 2008 is Unaudited

Redemption Terms. The amortized cost and estimated fair value of HTM by contractual maturity at March 31, 2009, and December 31, 2008, are shown below ($ amounts in thousands). Expected maturities of some securities and MBS and ABS may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	March 31, 2009			December 31, 2008
Year of Maturity	Amortized Cost	Carrying Value	Estimated Fair Value	Amortized Cost (1)	Estimated Fair Value
Non MBS and ABS:
Due in one year or less	$—	$—	$—	$—	$—
Due after one year through five years	1,772,105	1,772,105	1,771,537	—	—
Due after five years through ten years	—	—	—	—	—
Due after 10 years	495	495	504	885	892
MBS and ABS	6,205,353	6,076,611	5,561,226	6,691,316	5,946,303

Total	$7,977,953	$7,849,211	$7,333,267	$6,692,201	$5,947,195

(1)	At December 31, 2008, carrying value was equivalent to amortized cost.

The amortized cost of our non-MBS and ABS classified as HTM includes net premiums of $3,755,000 and $0 at March 31, 2009, and December 31, 2008, respectively. The amortized cost of our MBS and ABS classified as HTM includes net discounts of $16,225,000 and $19,549,000 at March 31, 2009, and December 31, 2008, respectively.

Interest Rate Payment Terms. The following table details interest rate payment terms for investment securities classified as HTM at March 31, 2009, and December 31, 2008, at amortized cost ($ amounts in thousands):

	March 31, 2009	December 31, 2008
GSE debentures
Variable-rate	$100,000	$—
State or local housing agency obligations
Fixed-rate	495	885
Other
Variable-rate	1,672,105	—
MBS and ABS
Pass-through securities
Fixed-rate	249,832	117,465
Variable-rate	2,305	2,355
Collateralized mortgage obligations
Fixed-rate	5,925,663	6,542,896
Variable-rate	27,553	28,600

Total	$7,977,953	$6,692,201

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three Months Ended March 31, 2009, and 2008 is Unaudited

Note 5 — Advances to Members and Former Members

Redemption Terms. At March 31, 2009, and December 31, 2008, we had Advances to Members and Former Members (“Advances”) outstanding, including Affordable Housing Program (“AHP”) Advances, at interest rates ranging from 0.11% to 8.34%, and 0.07% to 8.34%, respectively, as summarized below ($ amounts in thousands):

	March 31, 2009		December 31, 2008
Year of Contractual Maturity	Amount	WAIR (1) %	Amount	WAIR (1) %
Overdrawn demand and overnight deposit accounts	$61	2.66	$653	2.50
Due in 1 year or less	6,557,548	3.40	8,990,320	3.06
Due after 1 year through 2 years	4,930,878	4.45	4,796,132	4.63
Due after 2 years through 3 years	2,742,118	4.42	3,114,072	4.34
Due after 3 years through 4 years	4,097,890	3.89	3,945,033	4.22
Due after 4 years through 5 years	1,901,180	4.04	2,482,446	3.93
Thereafter	6,515,860	3.23	6,646,351	4.04
Index amortizing Advances(2)	17	7.29	134	7.47

Total par value	26,745,552	3.78	29,975,141	3.89
Unamortized discount on AHP Advances	(189)		(205)
Unamortized discount on Advances	(327)		(354)
SFAS 133 hedging adjustments	1,147,017		1,267,356
Other adjustments (3)	6,669		7,066

Total	$27,898,722		$31,249,004

(1)	Weighted Average Interest Rate

(2)	Index amortizing Advances require repayment according to amortization schedules linked to the level of various indices.

(3)	Other adjustments include deferred prepayment fees being recognized through the payment on the new Advance.

We offer Advances that may be prepaid on option dates (call dates) without incurring prepayment or termination fees (callable Advances). Other fixed-rate Advances may only be prepaid by paying a prepayment fee that makes us financially indifferent to the prepayment of the Advance. At March 31, 2009, and December 31, 2008, we had callable Advances of $3,433,895,000 and $4,433,186,000, respectively.

The following table summarizes Advances at March 31, 2009, and December 31, 2008, by the earlier of the year of contractual maturity or next call date ($ amounts in thousands):

Year of Contractual Maturity or Next Call Date	March 31, 2009	December 31, 2008
Overdrawn demand and overnight deposit accounts	$61	$653
Due in 1 year or less	7,800,730	10,229,847
Due after 1 year through 2 years	5,141,740	5,283,994
Due after 2 years through 3 years	3,325,524	2,824,978
Due after 3 years through 4 years	4,270,890	4,849,033
Due after 4 years through 5 years	1,873,080	2,413,396
Thereafter	4,333,510	4,373,106
Index amortizing Advances	17	134

Total par value	$26,745,552	$29,975,141

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three Months Ended March 31, 2009, and 2008 is Unaudited

We also offer putable Advances, which include an option(s) sold by the member that allows us to terminate the fixed-rate Advance prior to maturity. We normally would exercise this option when interest rates increase. Upon exercise of our option, the member must repay the putable Advance or convert it to an adjustable-rate instrument under the terms established at the time of the original issuance. Interest is generally due on a monthly basis. At March 31, 2009, and December 31, 2008, we had putable Advances outstanding totaling $5,546,500,000 and $5,597,000,000, respectively.

The following table summarizes Advances at March 31, 2009, and December 31, 2008, by the earlier of the year of contractual maturity or next put date ($ amounts in thousands):

Year of Contractual Maturity or Next Put Date	March 31, 2009	December 31, 2008
Overdrawn demand and overnight deposit accounts	$61	$653
Due in 1 year or less	10,908,348	13,964,820
Due after 1 year through 2 years	4,130,028	3,918,782
Due after 2 years through 3 years	2,633,618	2,918,122
Due after 3 years through 4 years	1,466,940	1,445,833
Due after 4 years through 5 years	1,754,680	1,759,446
Thereafter	5,851,860	5,967,351
Index amortizing Advances	17	134

Total par value	$26,745,552	$29,975,141

Interest Rate Payment Terms. The following table details interest rate payment terms for Advances at March 31, 2009, and December 31, 2008 ($ amounts in thousands):

Par value of Advances	March 31, 2009	December 31, 2008
Fixed-rate	$23,102,613	$25,386,154
Variable-rate	3,642,939	4,588,987

Total par value	$26,745,552	$29,975,141

Advance Concentrations. The following table presents borrowers holding 10% or more of our total par value of Advances as of March 31, 2009, and December 31, 2008 ($ amounts in thousands):

	March 31, 2009		December 31, 2008
Borrower	Advances Outstanding	Percent of Total	Advances Outstanding	Percent of Total
Flagstar Bank, FSB	$5,200,000	19.4%	$5,200,000	17.3%
Bank of America, N.A.	2,960,165	11.1%	5,000,165	16.7%
Total Advances, par value	26,745,552	100.0%	29,975,141	100.0%

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three Months Ended March 31, 2009, and 2008 is Unaudited

Note 6 — Mortgage Loans Held for Portfolio

The Mortgage Purchase Program (“MPP”) involves the investment in mortgage loans that are purchased directly from our participating members. The total loans represent held-for-portfolio loans under the MPP, whereby our members originate or acquire certain home mortgage loans that are then sold to us. See Note 14 for detailed information on transactions with related parties. The following table presents information as of March 31, 2009, and December 31, 2008, on Mortgage Loans Held for Portfolio ($ amounts in thousands):

Real Estate Mortgages	March 31, 2009	December 31, 2008
Fixed-rate medium-term (1) single-family mortgages	$1,229,131	$1,268,965
Fixed-rate long-term (2) single-family mortgages	7,190,556	7,494,902

Total Mortgage Loans Held for Portfolio, par value	8,419,687	8,763,867
Unamortized premiums.	34,317	35,944
Unamortized discounts	(28,587)	(30,294)
SFAS 133 hedging adjustments	10,236	10,581

Mortgage Loans Held for Portfolio	$8,435,653	$8,780,098

(1)	Medium-term is defined as an original term of 15 years or less.

(2)	Long-term is defined as an original term greater than 15 years.

The following table details the Total Mortgage Loans Held for Portfolio, par value outstanding at March 31, 2009, and December 31, 2008 ($ amounts in thousands):

	March 31, 2009	December 31, 2008
Conventional loans	$7,745,760	$8,063,632
Federal Housing Administration (“FHA”) loans	673,927	700,235

Total Mortgage Loans Held for Portfolio, par value	$8,419,687	$8,763,867

The allowance for credit losses was $0 at March 31, 2009, and December 31, 2008. The provision for credit losses was $0 for the three months ended March 31, 2009, and 2008.

The following table presents changes in the lender risk account (“LRA”) for the three months ended March 31, 2009, and for the year ended December 31, 2008 ($ amounts in thousands):

	March 31, 2009	December 31, 2008
Balance of LRA at beginning of period	$21,892	$21,090
Collected through periodic interest payments	1,441	6,034
Disbursed for mortgage loan losses	(215)	(1,957)
Returned to the members	(269)	(3,275)

Balance of LRA at end of period	$22,849	$21,892

Federal Housing Finance Agency (“Finance Agency”) regulations require us to use supplemental mortgage insurance (“SMI”) providers that are rated at least AA-. The loans purchased are credit-enhanced to achieve an implied rating at an investment grade level based upon a NRSRO model approved by the Finance Agency. If there is evidence of a decline in the credit quality of a mortgage pool, the regulations require us to re-evaluate the covered mortgage pools for deterioration in credit quality and to allocate risk-based capital to cover any potential credit quality issues. During 2008, we used a model to evaluate the entire MPP portfolio due to the downgrades of one of our SMI providers subsequent to the purchase of the loans. This credit quality review was not limited to the downgrades of our SMI providers, but included factors such as home price changes. As of March 31, 2009, we are holding the required amount of risk-based capital allocated to MPP within required minimum standards.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three Months Ended March 31, 2009, and 2008 is Unaudited

The following table presents the concentration of SMI insurance on our conventional loans and the related credit ratings of our SMI providers at March 31, 2009:

	% of portfolio	S&P Credit rating	Moody’s Credit rating	Fitch Credit rating
Mortgage Guaranty Insurance Company (“MGIC”)	84%	BB	Ba2	BBB
Genworth Residential Mortgage Insurance Corporation of North Carolina (“Genworth”)	16%	A+	Baa2	Not rated

Total	100%

While we continue to evaluate insurance choices, we are presently conducting all new business with Genworth. We have evaluated the impact of the ratings downgrades of MGIC and Genworth during 2008 on the credit quality of the related mortgage pools. We continue to have discussions with the Finance Agency and the SMI providers concerning this ratings issue.

Note 7 — Derivatives and Hedging Activities

Managing Credit Risk of Derivatives.

We are subject to credit risk due to the risk of non-performance by counterparties to the derivative agreements. The degree of counterparty risk depends in part on the extent to which master netting arrangements are included in such contracts to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in our policies and regulations. Based on credit analyses and collateral requirements, our management does not anticipate any credit losses on derivative agreements.

The contractual or notional amount of derivatives reflects our involvement in the various classes of financial instruments. The notional amount of derivatives does not measure our credit risk exposure, and our maximum credit exposure is substantially less than the notional amount. On all derivatives, we require credit support agreements that establish collateral delivery thresholds. The maximum credit risk is the estimated cost of replacing interest rate swaps, forward agreements, mandatory delivery contracts for mortgage loans, or purchased caps and floors that have a net positive market value, assuming the counterparty defaults, and the related collateral, if any, is of no value. The maximum credit will change depending on current market conditions. This collateral has not been sold or repledged.

At March 31, 2009, and December 31, 2008, our maximum credit risk, as defined above, was approximately $3,565,000 and $735,000, respectively. At March 31, 2009, and December 31, 2008, these totals include $5,808,000 and $4,000, respectively, of net accrued interest receivable. In determining maximum credit risk, we consider accrued interest receivables and payables, and the legal right to offset assets and liabilities by counterparty. We held cash, including accrued interest, totaling $17,127,000 and $0 as collateral as of March 31, 2009, and December 31, 2008, respectively.

We have credit support agreements that contain provisions requiring us to post additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating were lowered by a major credit rating agency, we would be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments subject to credit support agreements containing credit-risk-related contingent features that were in a net liability position at March 31, 2009, was $1,085,866,000, for which we have posted collateral, including accrued interest, of $236,082,000 in the normal course of business. In addition, we held other derivative instruments in a net liability position of $655,000 that are not subject to credit support agreements containing credit-risk related contingent features. If our credit rating had been lowered from its current rating to the next lower rating, we would have been required to deliver up to an additional $896,028,000 of collateral to our derivatives counterparties at March 31, 2009. However, our credit ratings have not changed during the previous 12 months.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three Months Ended March 31, 2009, and 2008 is Unaudited

We transact most of our derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute Consolidated Obligations. Note 13 discusses assets pledged by us to these counterparties. We are not a derivative dealer and, thus, do not trade derivatives for short-term profit.

Derivative Notional Amounts. The notional amount of derivatives serves as a factor in determining periodic interest payments.

The notional amount of derivatives represents neither the actual amounts exchanged nor the overall exposure to credit and market risk. The overall amount that could potentially be subject to credit loss is much smaller. Notional values are not meaningful measures of the risks associated with derivatives. The risks of derivatives can be measured meaningfully on a portfolio basis. This measurement must take into account the derivatives, the items being hedged and any offsets between the two.

The following tables summarize the fair value of derivative instruments without the effect of netting arrangements or collateral as of March 31, 2009, and 2008 ($ amounts in thousands). For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

	March 31, 2009
	Notional Amount of Derivatives	Fair Value of Derivative Assets	Fair Value of Derivative Liabilities
Derivatives Designated as Hedging Instruments under SFAS 133
Interest rate swaps	$32,447,698	$219,810	$1,536,017

Total Derivatives in SFAS 133 Hedging Relationships	32,447,698	219,810	1,536,017

Derivatives Not Designated as Hedging Instruments under SFAS 133
Interest rate swaps	3,213,658	17,717	3,037
Interest rate futures/forwards	66,100	—	646
Mortgage delivery commitments	65,850	271	9

Total Derivatives Not Designated as Hedging Instruments under SFAS 133	3,345,608	17,988	3,692

Total Derivatives Before Netting and Collateral Adjustments	$35,793,306	237,798	1,539,709

Netting adjustments		(217,106)	(217,106)
Cash collateral and related accrued interest		(17,127)	(236,082)

Total Collateral and Netting Adjustments (1)		(234,233)	(453,188)

Derivative Assets and Derivative Liabilities as Reported on the Statements of Condition		$3,565	$1,086,521

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three Months Ended March 31, 2009, and 2008 is Unaudited

	December 31, 2008
	Notional Amount of Derivatives	Fair Value of Derivative Assets	Fair Value of Derivative Liabilities
Derivatives Designated as Hedging Instruments under SFAS 133
Interest rate swaps	$33,310,355	$225,180	$1,595,696

Total Derivatives in SFAS 133 Hedging Relationships	33,310,355	225,180	1,595,696

Derivatives Not Designated as Hedging Instruments under SFAS 133
Interest rate swaps	3,392,040	15,116	1,034
Interest rate futures/forwards	77,600	—	716
Mortgage delivery commitments	76,173	661	13

Total Derivatives Not Designated as Hedging Instruments under SFAS 133	3,545,813	15,777	1,763

Total Derivatives Before Netting and Collateral Adjustments	$36,856,168	240,957	1,597,459

Netting adjustments		(240,222)	(240,222)
Cash collateral and related accrued interest		—	(296,978)

Total Collateral and Netting Adjustments (1)		(240,222)	(537,200)

Derivative Assets and Derivative Liabilities as Reported on the Statements of Condition		$735	$1,060,259

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three Months Ended March 31, 2009, and 2008 is Unaudited

The following table presents the components of Net Gains (Losses) on Derivatives and Hedging Activities for the three months ended March 31, 2009, and 2008 ($ amounts in thousands):

	March 31, 2009 Gain (Loss)	March 31, 2008 Gain (Loss)
Derivatives and Hedged Items in SFAS 133 Fair Value Hedging Relationships
Interest rate swaps	$(1,314)	$(2,066)

Total Net Gain (Loss) Related to Fair Value Hedge Ineffectiveness	(1,314)	(2,066)

Derivatives Not Designated as Hedging Instruments under SFAS 133
Economic hedges
Interest rate swaps	983	2,285
Interest rate futures/forwards	(630)	100
Mortgage delivery commitments	(282)	(720)

Total Net Gain (Loss) Related to Derivatives Not Designated as Hedging Instruments under SFAS 133	71	1,665

Net Gains (Losses) on Derivatives and Hedging Activities	$(1,243)	$(401)

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s Net Interest Income for the three months ended March 31, 2009, and 2008 ($ amounts in thousands).

March 31, 2009 Hedged Item Type	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$60,174	$(75,688)	$(15,514)	$(116,275)
Consolidated Obligation Bonds	(57,579)	74,702	17,123	38,058
AFS	28,199	(31,122)	(2,923)	(10,874)

Total	$30,794	$(32,108)	$(1,314)	$(89,091)

March 31, 2008 Hedged Item Type	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$(178,325)	$178,064	$(261)	$(8,693)
Consolidated Obligation Bonds	107,393	(109,251)	(1,858)	12,735
AFS	(5,376)	5,429	53	(27)

Total	$(76,308)	$74,242	$(2,066)	$4,015

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three Months Ended March 31, 2009, and 2008 is Unaudited

Note 8 — Deposits

The following table details the average interest rates paid on average Interest-Bearing Deposits during the three months ended March 31, 2009, and 2008.

	2009	2008
Three months ended March 31	0.03%	2.83%

The following table details Deposits as of March 31, 2009, and December 31, 2008 ($ amounts in thousands):

	March 31, 2009	December 31, 2008
Interest-Bearing:
Demand and overnight	$781,529	$572,819
Term/time and other deposits	54,846	46,522

Total Interest-Bearing Deposits	836,375	619,341

Non-Interest-Bearing:
Pass-through deposit reserves	1,275	2,150

Total Non-Interest-Bearing Deposits	1,275	2,150

Total Deposits	$837,650	$621,491

The aggregate amount of time deposits with a denomination of $100,000 or more was $54,824,000 and $46,500,000 as of March 31, 2009, and December 31, 2008, respectively.

Note 9 — Consolidated Obligations

Redemption Terms. The following is a summary of our participation in Consolidated Obligation Bonds (“CO Bonds”) outstanding at March 31, 2009, and December 31, 2008, by year of contractual maturity ($ amounts in thousands):

	March 31, 2009		December 31, 2008
Year of Contractual Maturity	Amount	WAIR %	Amount	WAIR %
Due in 1 year or less	$12,749,450	2.10	$9,025,800	3.13
Due after 1 year through 2 years	3,687,550	3.39	3,865,550	3.92
Due after 2 years through 3 years	3,320,750	3.91	3,492,650	3.82
Due after 3 years through 4 years	1,679,100	4.11	2,202,550	4.50
Due after 4 years through 5 years	2,012,200	3.92	2,465,750	4.19
Thereafter	6,724,100	4.88	7,449,100	5.12

Total par value	$30,173,150	3.31	$28,501,400	4.04
Unamortized bond premiums	32,037		35,183
Unamortized bond discounts	(26,665)		(28,960)
SFAS 133 hedging adjustments	114,848		189,390

Total	$30,293,370		$28,697,013

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three Months Ended March 31, 2009, and 2008 is Unaudited

Interest Rate Payment Terms. The following table details CO Bonds by interest rate payment type at March 31, 2009, and December 31, 2008 ($ amounts in thousands):

Par value of CO Bonds	March 31, 2009	December 31, 2008
Fixed-rate	$28,062,150	$27,746,400
Step-up	130,000	730,000
Simple variable-rate	1,856,000	—
Variable that converts to fixed	125,000	25,000

Total par value	$30,173,150	$28,501,400

Our outstanding CO Bonds at March 31, 2009, and December 31, 2008, include ($ amounts in thousands):

Par value of CO Bonds	March 31, 2009	December 31, 2008
Non-callable or non-putable	$21,446,150	$16,864,400
Callable	8,727,000	11,637,000

Total par value	$30,173,150	$28,501,400

The following table summarizes CO Bonds outstanding at March 31, 2009, and December 31, 2008, by year of contractual maturity or next call date ($ amounts in thousands):

Year of Contractual Maturity or Next Call Date	March 31, 2009	December 31, 2008
Due in 1 year or less	$20,856,450	$19,315,800
Due after 1 year through 2 years	3,642,550	3,621,550
Due after 2 years through 3 years	1,681,750	1,382,650
Due after 3 years through 4 years	714,100	832,550
Due after 4 years through 5 years	600,200	684,750
Thereafter	2,678,100	2,664,100

Total par value	$30,173,150	$28,501,400

Discount Notes. Our participation in Discount Notes, all of which are due within one year, was as follows ($ amounts in thousands):

	March 31, 2009	December 31, 2008
Book Value	$20,632,653	$23,465,645
Par Value	20,648,878	23,520,520
Weighted Average Interest Rate	0.60%	1.40%

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three Months Ended March 31, 2009, and 2008 is Unaudited

Note 10 — Capital

We are subject to three capital requirements under our Capital Plan and Finance Agency regulations. First, we must maintain at all times “permanent capital,” defined as Retained Earnings and Class B Stock (including Mandatorily Redeemable Capital Stock), in an amount at least equal to our risk-based capital requirements, which is the sum of our credit risk capital requirement, our market risk capital requirement, and our operations risk capital requirement, calculated in accordance with the rules and regulations of the Finance Agency. Second, only permanent capital satisfies the risk-based capital requirement. The Finance Agency may require us to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined. Third, we are required to maintain at all times at least a 4% regulatory capital-to-asset ratio and at least a 5% leverage ratio, defined as the sum of permanent capital weighted 1.5 times, and non-permanent capital weighted 1.0 times, divided by Total Assets. We were in compliance with the aforementioned capital rules and requirements during the reporting periods. The following table shows our compliance with the Finance Agency’s capital requirements at March 31, 2009, and December 31, 2008 ($ amounts in thousands):

	March 31, 2009		December 31, 2008
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$1,097,750	$2,721,444	$1,482,476	$2,701,217
Regulatory capital-to-asset ratio	4.00%	4.86%	4.00%	4.75%
Regulatory permanent capital	$2,240,367	$2,721,444	$2,274,399	$2,701,217
Leverage ratio	5.00%	7.29%	5.00%	7.13%
Leverage capital	$2,800,459	$4,082,166	$2,842,999	$4,051,826

The following table provides the number of former members and the related dollar amounts for activities recorded in Mandatorily

Redeemable Capital Stock during the three months ended March 31, 2009 ($ amounts in thousands):

	Number of Former Members	Amount
Beginning of period	22	$539,111
Due to mergers and acquisitions	—	—
Due to withdrawals	—	—
Redemptions/repurchases during the period	—	—
Accrued dividends classified as mandatorily redeemable	—	(731)

End of period	22	$538,380

The following table shows the amount of excess and other stock subject to a redemption request by year of redemption at March 31, 2009, and December 31, 2008 ($ amounts in thousands):

Non-contractual Year of Redemption – Excess and Other Stock	March 31, 2009	December 31, 2008
Due in 1 year or less	$5,128	$5,128
Due after 1 year through 2 years	10,000	—
Due after 2 years through 3 years	19,826	29,826
Due after 3 years through 4 years	4,900	4,900
Due after 4 years through 5 years	—	—

Total	$39,854	$39,854

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three Months Ended March 31, 2009, and 2008 is Unaudited

The following table shows the amount of Mandatorily Redeemable Capital Stock by year of redemption at March 31, 2009, and December 31, 2008 ($ amounts in thousands):

Contractual Year of Redemption – Mandatorily Redeemable Capital Stock	March 31, 2009	December 31, 2008
Due in 1 year or less	$6,421	$4,352
Due after 1 year through 2 years	1,082	3,883
Due after 2 years through 3 years	138,923	138,923
Due after 3 years through 4 years	54,665	12,272
Due after 4 years through 5 years	337,289	379,681

Total	$538,380	$539,111

Capital Concentrations. The following table presents shareholder holdings of 10% or more of our total par value of capital stock including Mandatorily Redeemable Capital Stock outstanding as of March 31, 2009, and December 31, 2008 ($ amounts in thousands):

	March 31, 2009		December 31, 2008
Name	Capital Stock Outstanding	Percent of Total	Capital Stock Outstanding	Percent of Total
Flagstar Bank, FSB	$373,443	15.3%	$373,443	15.4%
Bank of America, N.A.	334,110	13.7%	334,840	13.9%
Total capital stock, including Mandatorily Redeemable Capital Stock, at par	2,435,530	100.0%	2,418,486	100.0%

Note 11 — Segment Information

We have identified two primary operating segments based on our method of internal reporting:

•

Traditional Funding, Investments and Deposit Products (“Traditional”), which includes credit services (such as Advances, letters of credit, and lines of credit), investments (including AFS, MBS and ABS), and deposits; and

•	MPP, which consists of mortgage loans purchased from our members.

The products and services presented reflect the manner in which we evaluate financial information. Traditional includes the effects of premium and discount amortization on products other than MPP, the impact of net interest settlements related to interest rate exchange agreements, interest income on Advances, investments (including AFS and MBS), and the borrowing costs related to those assets. Traditional also includes the costs related to holding deposit products for members and other miscellaneous borrowings as well as all other miscellaneous income and expense not associated with the MPP. MPP income is derived primarily from the difference, or spread, between the interest income earned on mortgage loans, including the direct effects of premium and discount amortization in accordance with SFAS 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (“SFAS 91”), and the borrowing cost related to those loans.

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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three Months Ended March 31, 2009, and 2008 is Unaudited

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

The following tables set forth our financial performance by operating segment for the three months ended March 31, 2009, and 2008 ($ amounts in thousands):

March 31, 2009	Traditional	MPP	Total
Net Interest Income	$37,577	$23,906	$61,483
Other Income (Loss)	(18,170)	(912)	(19,082)
Other Expenses	11,582	663	12,245

Income Before Assessments	7,825	22,331	30,156

AHP	1,040	1,823	2,863
REFCORP	1,357	4,102	5,459

Total Assessments	2,397	5,925	8,322

Net Income	$5,428	$16,406	$21,834

March 31, 2008	Traditional	MPP	Total
Net Interest Income	$56,451	$12,619	$69,070
Other Income (Loss)	914	(665)	249
Other Expenses	9,544	593	10,137

Income Before Assessments	47,821	11,361	59,182

AHP	4,159	927	5,086
REFCORP	8,732	2,087	10,819

Total Assessments	12,891	3,014	15,905

Net Income	$34,930	$8,347	$43,277

The following table sets forth the asset balances by segment as of March 31, 2009 and December 31, 2008 ($ amounts in thousands):

Asset Balances	March 31, 2009	December 31, 2008
Traditional	$47,573,525	$48,079,878
MPP	8,435,653	8,780,098

Total Assets	$56,009,178	$56,859,976

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three Months Ended March 31, 2009, and 2008 is Unaudited

Note 12 — Estimated Fair Values

As discussed in Note 2 in our 2008 Form 10-K, we adopted SFAS 157 on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances.

We record AFS, Rabbi Trust assets (mutual funds), derivative assets and liabilities, and OTTI HTM at fair value on our Statements of Condition. Fair value is a market-based measurement and is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. In general, the transaction price will equal the exit price and, therefore, represent the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, each reporting entity is required to consider factors specific to the asset or liability, the principal or most advantageous market for the asset or liability, and market participants with whom the entity would transact in that market.

Fair Value Hierarchy

SFAS 157 establishes a fair value hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The inputs are evaluated and an overall level for the fair value measurement is determined. This overall level is an indication of how market observable the fair value measurement is and defines the level of disclosure. SFAS 157 clarifies fair value in terms of the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal (or most advantageous) market for the asset or liability at the measurement date (an exit price). In order to determine the fair value or the exit price, entities must determine the unit of account, highest and best use, principal market, and market participants. These determinations allow the reporting entity to define the inputs for fair value and level of hierarchy.

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

Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. We carry AFS, Derivative Assets and Derivative Liabilities at Level 2 fair value.

Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity or by the entity’s own assumptions. We reported OTTI HTM at Level 3 fair value as of March 31, 2009.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three Months Ended March 31, 2009, and 2008 is Unaudited

We utilize valuation techniques that, to the extent possible, use observable inputs in our valuation models. Described below are our fair value measurement methodologies for assets and liabilities carried at fair value:

•	AFS – The estimated fair values are based on a composite of executable prices from participating dealers.

•	Rabbi Trust assets – The estimated fair values are based on quoted market prices (unadjusted) for identical assets in active markets.

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

•	OTTI HTM – The estimated fair values are based on quoted prices, excluding accrued interest, as of the last business day of the period.

Fair Value on a Recurring Basis

The following table presents for each SFAS 157 hierarchy level our assets and liabilities that are measured at fair value on our Statement of Condition at March 31, 2009, and December 31, 2008 ($ amounts in thousands):

	Fair Value Measurements at March 31, 2009
	Total	Level 1	Level 2	Level 3	Netting Adjustment (1)
Assets
AFS
GSEs	$1,807,090	$—	$1,807,090	$—	$—
Derivative Assets	3,565	—	237,798	—	(234,233)
Rabbi Trust assets (included in Other Assets)	11,880	11,880	—	—	—

Total assets at fair value	$1,822,535	$11,880	$2,044,888	$—	$(234,233)

Liabilities
Derivative Liabilities	$1,086,521	$—	$1,539,709	$—	$(453,188)

Total liabilities at fair value	$1,086,521	$—	$1,539,709	$—	$(453,188)

	Fair Value Measurements at December 31, 2008
	Total	Level 1	Level 2	Level 3	Netting Adjustment (1)
Assets
AFS
GSEs	$1,842,377	$—	$1,842,377	$—	$—
Derivative Assets	735	—	240,958	—	(240,223)
Rabbi Trust assets (included in Other Assets)	12,362	12,362	—	—	—

Total assets at fair value	$1,855,474	$12,362	$2,083,335	$—	$(240,223)

Liabilities
Derivative Liabilities	$1,060,259	$—	$1,597,460	$—	$(537,201)

Total liabilities at fair value	$1,060,259	$—	$1,597,460	$—	$(537,201)

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same counterparties.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three Months Ended March 31, 2009, and 2008 is Unaudited

For instruments carried at fair value, we review the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of the current level at fair value in the quarter in which the changes occur, as applicable.

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

Fair Value on a Nonrecurring Basis

We measure certain HTM at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances (i.e., when there is evidence of OTTI).

In accordance with the provisions of FSP FAS 115-2 and FAS 124-2, we recognized OTTI charges during the three months ended March 31, 2009, which were included in Other Income (Loss).

Our HTM with a carrying amount of $322,684,000 prior to write-down were written down to their fair value of $175,392,000, resulting in an OTTI charge of $147,292,000. Of this total OTTI charge, $18,550,000 was recorded in the Other Income (Loss) section of the Statement of Income, and $128,742,000 was recorded in the Accumulated Other Comprehensive Income (Loss) section of the Statement of Condition.

The following table presents these investment securities by level within the SFAS 157 valuation hierarchy at March 31, 2009, for which a nonrecurring change in fair value has been recorded in the three months ended March 31, 2009 ($ amounts in thousands):

	Fair Value Measurements at March 31, 2009				For the Three Months Ended March 31, 2009
	Total	Level 1	Level 2	Level 3	Credit Loss Reported in Earnings
HTM	$175,392	$—	$—	$175,392	$18,550

During 2008 and continuing into 2009, the divergence among prices obtained from several third-party pricing services increased, and continued to be significant throughout the first quarter of 2009. The significant reduction in transaction volumes and widening credit spreads led the Bank to conclude that prices received from pricing services, which were derived from the third party’s proprietary models, were reflective of significant unobservable inputs. Because of the significant unobservable inputs used by the pricing services, we consider these to be Level 3 inputs.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three Months Ended March 31, 2009, and 2008 is Unaudited

Estimated Fair Values

SFAS 107 requires disclosures of the estimated fair value of certain financial instruments. The following estimated fair value amounts have been determined using available market information and our best judgment of appropriate valuation methods. These estimates are based on pertinent information available to us as of the reporting date. The estimated fair values, as determined using the definition of fair value described in SFAS 157, utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs and reflect our judgment of how a market participant would estimate the fair values. The Fair Value Summary Tables below do not represent an estimate of our overall market value as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

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

Interest-Bearing Deposits including certificates of deposit (“CDs”). The estimated fair value of interest-bearing deposits approximates the recorded book balance. The estimated fair value of CDs is determined by calculating the present value of the expected future cash flows and reducing the amount for accrued interest receivable.

Investment securities. The estimated fair value of our investment securities is determined as follows:

•	CDs – Determined by calculating the present value of the expected future cash flows and reducing the amount for accrued interest receivable.

•	AFS – Determined based on a composite of executable prices from participating dealers.

•

HTM – GSE debentures, corporate debentures guaranteed by the FDIC, and MBS and ABS are based on quoted prices, excluding accrued interest, as of the last business day of the period. State agency HTM are determined by calculating the present value of the expected future cash flows and reducing the amount for accrued interest receivable.

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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three Months Ended March 31, 2009, and 2008 is Unaudited

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

Rabbi Trust assets. Rabbi Trust assets, included as a component of Other Assets, are carried at fair value based on quoted market prices as of the last business day of the reporting period.

Deposits. All deposits at March 31, 2009, and December 31, 2008, were variable rate deposits. For such deposits, fair value approximates the carrying value.

Consolidated Obligations. We determine the estimated fair value of Consolidated Obligations based on our valuation models and available market information. Our internal valuation models determine fair values of Consolidated Obligations without embedded options using market-based yield curve inputs obtained from the Office of Finance. For fair values of Consolidated Obligations with embedded options, the internal valuation models use market-based inputs from the Office of Finance and derivative dealers. The fair value is then estimated by calculating the present value of the expected cash flows using discount rates that are based on replacement funding rates for liabilities with similar terms.

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

Commitments. The estimated fair value of our letters of credit was immaterial at March 31, 2009, and December 31, 2008. The estimated fair value of commitments to extend credit for Advances is recorded when a pre-determined rate is established before settlement date.

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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three Months Ended March 31, 2009, and 2008 is Unaudited

The carrying values and estimated fair values of our financial instruments at March 31, 2009, and December 31, 2008, were as follows (in thousands):

	March 31, 2009		December 31, 2008
Financial Instruments	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Cash and Due from Banks	$13,531	$13,531	$870,810	$870,810
Interest-Bearing Deposits	76	76	47	47
Federal Funds Sold	9,814,000	9,815,404	7,223,000	7,224,145
AFS	1,807,090	1,807,090	1,842,377	1,842,377
HTM	7,849,211	7,333,267	6,692,201	5,947,195
Advances	27,898,722	27,802,879	31,249,004	31,233,530
Mortgage Loans Held for Portfolio	8,435,653	8,729,592	8,780,098	8,991,601
Accrued Interest Receivable	138,051	138,051	152,509	152,509
Derivative Assets	3,565	3,565	735	735
Rabbi Trust assets (included in Other Assets)	11,880	11,880	12,362	12,362

Liabilities
Deposits	837,650	837,650	621,491	621,491
Consolidated Obligations
Discount Notes	20,632,653	20,641,218	23,465,645	23,515,928
CO Bonds	30,293,370	30,705,415	28,697,013	29,277,837
Accrued Interest Payable	254,592	254,592	284,021	284,021
Derivative Liabilities	1,086,521	1,086,521	1,060,259	1,060,259
Mandatorily Redeemable Capital Stock	538,380	538,380	539,111	539,111

Other
Commitments to extend credit for Advances	—	(3)	—	—

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three Months Ended March 31, 2009, and 2008 is Unaudited

Note 13 — Commitments and Contingencies

The FHLBs have joint and several liability for all Consolidated Obligations issued on behalf of any of the other FHLBs. Accordingly, should one or more of the FHLBs be unable to pay its participation in the Consolidated Obligations, each of the FHLBs could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency. No FHLB has ever had to assume or pay the Consolidated Obligations of another FHLB.

We considered the guidance under FIN 45 and determined it was not necessary to recognize a liability for the fair value of our joint and several liability for all of the Consolidated Obligations. The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBs. The FHLBs have no control over the amount of the guaranty or the determination of how each FHLB would perform under the joint and several liability. Because the FHLBs are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for each of the FHLB’s Consolidated Obligations, our joint and several obligation is excluded from the initial recognition and measurement provisions of FIN 45. Accordingly, we do not recognize a liability for our joint and several obligation related to Consolidated Obligations issued for the benefit of other FHLBs. The par amounts of the FHLBs’ outstanding Consolidation Obligations, including those held by other FHLBs, were approximately $1,135,379,159,000 and $1,251,541,664,000 at March 31, 2009, and December 31, 2008, respectively.

Commitments that legally bind and unconditionally obligate us for additional Advances totaled approximately $72,733,000 and $12,045,000 at March 31, 2009, and December 31, 2008, respectively. Commitments generally are for periods up to 12 months. Based on our credit analyses and collateral requirements, we do not deem it necessary to record any additional liability on these commitments.

Standby letters of credit are executed for members for a fee. A standby letter of credit is a financing arrangement between us and one of our members. If we are required to make payment on a beneficiary’s draw, this amount is converted into a collateralized Advance to the member. Outstanding standby letters of credit were as follows ($ amounts in thousands):

	March 31, 2009	December 31, 2008
Outstanding notional	$410,857	$399,376
Original terms	10 months – 15 years	10 months – 15 years
Final expiration year	2019	2018

The value of the guarantees related to standby letters of credit entered into after 2002 are recorded in Other Liabilities and amount to $2,881,000 at March 31, 2009. Based on our credit analyses and collateral requirements, we have not deemed it necessary to record any additional liability on these commitments. Outstanding commitments that unconditionally obligate us for additional letters of credit were $2,769,000 at March 31, 2009, and $0 at December 31, 2008.

We had $180,512,000 of unused lines of credit available to members at March 31, 2009.

For managing the inherent credit risk in MPP, participating members pay us credit enhancement fees in order to fund the LRA and pay SMI. The LRA is held to offset any losses that may occur. When a credit loss occurs, the accumulated LRA is used to cover the credit loss in excess of borrower equity and primary mortgage insurance. Funds not used are returned to the member over time. The LRA amounted to $22,849,000 and $21,892,000 at March 31, 2009, and December 31, 2008, respectively. SMI provides additional coverage over and above losses covered by the LRA. Reserves for additional probable losses are provisioned through the allowance for credit losses. No allowance for credit losses was considered necessary at March 31, 2009, and December 31, 2008.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three Months Ended March 31, 2009, and 2008 is Unaudited

Commitments that unconditionally obligate us to purchase mortgage loans totaled $65,850,000 and $76,173,000 at March 31, 2009, and December 31, 2008, respectively. Commitments are generally for periods not to exceed 91 days. Such commitments were recorded as derivatives at their fair value.

We generally execute derivatives with major banks and broker-dealers and generally enter into bilateral pledge (collateral) agreements. We have posted $236,050,000 and $296,949,000 of collateral, at par, at March 31, 2009, and December 31, 2008, respectively.

As of March 31, 2009, we had committed to issue $855,000,000 par value of CO Bonds, $640,000,000 of which were hedged with associated interest rate swaps, and $9,981,000 par value of Discount Notes that had traded but not settled. This compares to $1,095,000,000 par value of CO Bonds, of which $500,000,000 were hedged with associated interest rate swaps, and $38,300,000 par value of Discount Notes that had traded but not settled as of December 31, 2008.

During the third quarter of 2008, each FHLB entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (“GSECF”), as authorized by the Housing and Economic Recovery Act of 2008 (“HERA”). The GSECF is designed to serve as a contingent source of liquidity for the housing GSEs, including each of the twelve FHLBs. This credit facility will be available until December 31, 2009. Any borrowings made by one or more of the FHLBs under the GSECF would be considered Consolidated Obligations with the same joint and several liability as all other Consolidated Obligations. The terms of the borrowings are agreed to at the time of issuance. Loans under the Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of FHLB Advances that have been collateralized in accordance with regulatory standards and MBS issued by Fannie Mae or Freddie Mac. Each FHLB is required to submit to the Federal Reserve Bank of New York, acting as a fiscal agent of the U.S. Treasury, a list of eligible collateral updated on a weekly basis. As of March 31, 2009, we had provided a listing of Advance collateral amounting to $6,250,000,000, which provides for maximum borrowings of $5,038,000,000. The amount of collateral can be increased or decreased (subject to approval by the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of March 31, 2009, we have not drawn on this available source of liquidity.

We are subject to various pending legal proceedings that arise in the normal course of business. Management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on our financial condition or results of operations. We are not aware of any pending or threatened litigation against us at this time.

Notes 5, 7, 9, and 10 discuss other commitments and contingencies.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three Months Ended March 31, 2009, and 2008 is Unaudited

Note 14 — Transactions with Shareholders

Our activities with shareholders are summarized below and have been identified in the Statements of Condition, Statements of Income, and Statements of Cash Flows.

In the normal course of business, we have invested in Federal Funds Sold with shareholders or their affiliates.

Transactions with Directors’ Financial Institutions. We provide, in the ordinary course of business, products and services to members whose officers or directors may serve on our board of directors (“Directors’ Financial Institutions”). Finance Agency regulations require that transactions with Directors’ Financial Institutions be made on the same terms as those with any other member. As of March 31, 2009, and December 31, 2008, we had Advances, Mortgage Loans Held for Portfolio, and Capital Stock outstanding (including Mandatorily Redeemable Capital Stock) to Directors’ Financial Institutions as follows ($ amounts in thousands):

	March 31, 2009	December 31, 2008
Advances ($ at par)	$6,719,469	$6,592,866
% of Advances outstanding	25.1%	22.0%
Mortgage Loans Held for Portfolio ($ at par)	$2,410,633	$2,509,532
% of Mortgage Loans Held for Portfolio outstanding	28.6%	28.6%
Capital Stock ($ at par)	$505,078	$472,038
% of Capital Stock outstanding	20.7%	19.5%

During the three months ended March 31, 2009, and 2008, we acquired mortgage loans from Directors’ Financial Institutions as follows ($ amounts in thousands):

	For the Three Months Ended March 31,
	2009	2008
Mortgage Loans acquired from Directors’ Financial Institutions	$5,337	$338

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•

demand for purchases of mortgage loans resulting from, among other things, changes in the general level of housing activity in the United States, the level of refinancing activity and consumer product preferences;

•	changes in asset prepayment patterns;

•	changes in delinquency rates and housing values;

•	changes in or differing interpretations of accounting rules;

•	negative adjustments in FHLB System credit agency ratings that could adversely impact the marketability of our Consolidated Obligations, products, or services;

•

changes in our ability to raise capital market funding, including changes in credit ratings and the level of government guarantees provided to other United States and international financial institutions;

•	volatility of market prices, rates, and indices that could affect the value of collateral we hold as security for the obligations of our members and counterparties;

•

political events, including legislative, regulatory, or other developments, and judicial rulings that affect us, our members, counterparties, and/or investors in the Consolidated Obligations of the 12 FHLBs;

•

competitive forces, including without limitation other sources of funding available to our members, other entities borrowing funds in the capital markets, and the ability to attract and retain skilled individuals;

•	ability to develop and support technology and information systems, including the Internet, sufficient to effectively manage the risks of our business;

•	changes in investor demand for Consolidated Obligations and the terms of interest rate exchange agreements and similar agreements;

•	membership changes, including, but not limited to, mergers, acquisitions and consolidation of charters;

•	timing and volume of market activity;

•	ability to introduce new products and services and successfully manage the risks associated with those products and services, including new types of collateral securing Advances and securitizations;

•	risk of loss arising from litigation filed against one or more of the FHLBs;

•	risk of loss arising from natural disasters or acts of terrorism;

•	risk of loss should one or more of the FHLBs be unable to repay its participation in the Consolidated Obligations;

•	inflation or deflation;

•	changes in the value of global currencies; and

•	costs associated with compliance with the Sarbanes-Oxley Act of 2002 and other SEC reporting requirements, such as the Securities Exchange Act of 1934.

Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make through reports filed with the SEC in the future, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and related footnotes contained in this Quarterly Report on Form 10-Q and our 2008 Form 10-K.

Overview

Our Business

We are a regional wholesale bank that makes Advances (loans), purchases mortgages, and provides other financial services to our member financial institutions. These member financial institutions consist of federally-insured depository institutions (including commercial banks, thrifts, and credit unions), community development financial institutions and insurance companies. All member financial institutions are required to purchase shares of our Class B Capital Stock as a condition of membership. Our public policy mission is to facilitate and expand the availability of financing for housing and community development. We seek to achieve this by providing services to our members in a safe, sound, and profitable manner, and by generating a competitive return on their capital investment.

We manage our business by grouping our products and services within two business segments:

•

Traditional Funding, Investments and Deposit Products (“Traditional”), which includes credit services (such as Advances, letters of credit, and lines of credit), investments (including Federal Funds Sold, AFS, MBS and ABS), and deposits; and

•	Mortgage Purchase Program (“MPP”), which consists of mortgage loans purchased from our members.

Our primary source of revenues is interest earned on:

•	Advances;

•	long- and short-term investments; and

•	mortgage loans acquired from our members.

Our principal source of funding is the proceeds from the sale to the public of FHLB debt instruments, called Consolidated Obligations, which are the joint and several obligation of all 12 FHLBs. We obtain additional funds from deposits, other borrowings, and the sale of capital stock to our members.

Our profitability is primarily determined by the interest rate spread between the amount earned on our assets and the amount paid on our share of the Consolidated Obligations. We use funding and hedging strategies to mitigate risk. Another important component of our profitability is the earnings on our capital balances. For this component, generally higher rates will tend to generate higher levels of earnings.

Our overall prospects are dependent on the market environment and our members’ demand for wholesale funding and sales of mortgage loans. Our members typically use wholesale funding, in the form of Advances, after they have exhausted their other sources of funding, such as retail deposits and excess liquidity. Also, members may sell mortgage loans to us as part of an overall business strategy.

In the past, periods of economic growth have led to significant use of wholesale funds by our members because businesses typically fund expansion by borrowing and/or reducing deposit balances. Conversely, slow economic growth has tended to decrease our members’ wholesale borrowing activity. However, the market conditions in the second half of 2007 and throughout 2008, including the liquidity, credit quality and valuation issues in the housing and mortgage markets, led to increased demand for Advances from many of our members and increased purchases of mortgage loans from our community bank and credit union members. Thus, our Advances balance grew while the overall economy was contracting. However, Advances have declined during the first quarter of 2009, while purchases of mortgage loans by the MPP have increased slightly.

Member demand for Advances and the MPP is also influenced by the steepness of the yield curve, as well as the availability and cost of other sources of wholesale or government funding.

The Economy and the Financial Services Industry

The credit quality and valuation issues in the housing and mortgage markets began several years ago as low mortgage interest rates fueled an escalation of home values and production. Lenders lowered their underwriting standards to qualify more borrowers and made use of more exotic types of mortgage products with less rigorous underwriting standards. Credit quality issues emerged as many of these borrowers defaulted on their mortgage loans. These issues were compounded when low introductory payments began to reset to higher levels on adjustable-rate and other mortgage loans, leaving more borrowers unable to make their mortgage payments. Tighter underwriting combined with an increasing supply of residential real estate for sale has driven home prices downward, leading to increased foreclosure rates and higher loss severities. In an attempt to address liquidity and economic concerns, the Federal Reserve Board cut the federal funds rate by over 400 basis points at the Federal Open Market Committee meetings held during 2008, bringing the rate to 0.00-0.25%. During 2008, the United States Congress enacted HERA and the Emergency Economic Stabilization Act of 2008 (including the Troubled Asset Relief Program (“TARP”)). We have not received, and are not eligible to receive, TARP funds. Both of these developments are described in more detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Accounting and Regulatory Developments—Regulatory Developments” in our 2008 Form 10-K. Also, see “Financial Trends in the Capital Markets” below for more information on recent market developments that impact the issuance and composition of the FHLB System’s Consolidated Obligations.

The mortgage market issues also played a role in the slowing of the economy in our district states of Indiana and Michigan. Economic data for Indiana and Michigan have generally been unfavorable compared to national data. Michigan’s unemployment rate for March 2009 of 12.6% was the highest in the nation, and Indiana’s rate of 10.0% also exceeded the United States rate of 8.5%. As of April 30, 2009, the United States unemployment rate increased to 8.9%. Indiana and Michigan experienced year-over-year manufacturing employment declines of 13.3% and 16.3%, respectively. Michigan’s mortgage foreclosure rate for the first quarter of 2009 of one filing for every 136 housing units was the sixth highest in the nation, while Indiana’s foreclosure rate of one filing for every 223 units was lower than the national rate of one filing for every 159 housing units. The Finance Agency’s monthly house price index indicates that housing prices in the East North Central Census Division (including Indiana and Michigan) declined by 4.1% between February 2008 and February 2009, compared to a 6.5% decline nationally. We believe the economic outlook for our district will continue to trail the overall United States economy.

We will continue to monitor the changing market conditions affecting our mortgage portfolios and the value of collateral pledged by our members. We anticipate that the serious economic decline in the housing and mortgage markets will have a further negative impact on the financial condition of some of our members. Our profitability will be adversely impacted if such members are no longer able to conduct business with us due to poor financial condition or lack of qualified collateral. Additionally, we anticipate that these conditions could have a further adverse impact on our MBS and MPP portfolios.

Financial Trends in the Capital Markets

The Office of Finance issues debt in the world-wide capital markets on behalf of the 12 FHLBs in the form of Consolidated Obligations, including CO Bonds and Discount Notes. Our funding operations depend on debt issued by the Office of Finance and the issuance of our debt is impacted by events in the capital markets.

The ongoing credit market crisis that began in mid-2007 and worsened throughout 2008 and the first three months of 2009 had a significant impact on the FHLBs, including our access to funding markets, funding costs, investor and dealer sponsorship, and the profile of our outstanding debt. Government initiatives have aided in reviving the GSE term debt markets, especially for large, fixed-rate, non-callable issues (bullet bonds). On March 18, 2009, the Federal Reserve Board announced that it would purchase up to an additional $100 billion in agency debt issued by Fannie Mae, Freddie Mac, and the FHLBs, increasing its total purchase authority to up to $200 billion since the inception of this program. Further, the Federal Reserve Board announced that it would purchase up to an additional $750 billion of agency MBS, increasing its total purchase authority to $1.25 trillion and that it would purchase up to $300 billion of longer-term United States Treasury securities over the next six months to help improve credit market conditions. In April 2009, the Federal Reserve purchased $14.5 billion in additional agency debt, including $5 billion in FHLB Global bonds and a gross $206 billion in additional agency MBS. Continued Federal Reserve purchasing appears to have lowered swapped funding costs as April’s aggregate bond funding costs for the FHLBs improved when compared to March 2009.

Foreign official holdings of GSE debt and MBS, as reported by the Federal Reserve Board, stabilized during the first quarter of 2009 following a sharp and sustained decline during the second half of 2008. In addition, primary securities dealer inventories of GSE debt securities, as reported by the Federal Reserve Bank of New York, which declined sharply during the fourth quarter of 2008, stabilized during the first quarter of 2009. Since late September 2008, money market funds, in aggregate, had been increasing their asset allocation to short-term GSE debt. During the first quarter of 2009, the rate of increase in that allocation declined.

Overall, FHLB debt outstanding continued to shrink during the first quarter of 2009, falling an additional $116 billion from year-end 2008 through the end of March due to a sharp decline in bonds outstanding.

FHLB bond redemptions, resulting from both scheduled maturities and exercised calls, reached historically high levels, resulting in lower debt outstanding. Despite the declining balance, the volume of FHLB bonds priced in the first quarter of 2009 was more than double the dollar volume priced during the fourth quarter of 2008. During April 2008, total Consolidated Obligations outstanding decreased slowly to a low of $1.1 trillion before increasing slightly before month end. See our 2008 Form 10-K for a summary of events occurring in the world-wide capital markets through March 16, 2009, and their impact on FHLB System Consolidated Obligations, including the Consolidated Obligations issued on our behalf.

Highlights of Our Operating Results for the Three Months Ended March 31, 2009

As of March 31, 2009, we determined that four private-label MBS classified as HTM were other-than temporarily impaired (“OTTI,” which term also refers to “other-than-temporary impairment,” as the context indicates). Our early adoption of FSP FAS 115-2 and 124-2 resulted in the OTTI write-down equal to $147.3 million of our HTM portfolio being separated into two portions. The credit loss portion of this amount equaled $18.6 million and was recognized in Other Income (Loss). The amount of the total impairment related to all other factors was equal to $128.7 million and was recognized in Other Comprehensive Income. See “Risk Management – Credit Risk – Investments – OTTI Analysis” herein for more information on this analysis.

Net Income was $21.8 million for the three months ended March 31, 2009, a decrease of $21.4 million or 49.5%, compared to $43.3 million for the same period in 2008. This decrease was primarily due to the $18.6 million credit loss portion of the OTTI write-down of our private-label MBS, the decrease of $7.6 million in Net Interest Income described below, and an increase of $2.1 million in Other Expenses. These decreases were partially offset by a decrease of $7.6 million in Total Assessments, consistent with the lower level of Net Income. A more detailed discussion of these changes in Net Income can be found in “Results of Operations for the Three Months Ended March 31, 2009, and 2008” herein.

Net Interest Income was $61.5 million for the three months ended March 31, 2009, compared to $69.1 million for the same period in 2008. This decrease was primarily due to low market interest rates that resulted in narrower spreads on our short-term investments and Advances, and decreases in the average balances of HTM and Mortgage Loans Held for Portfolio.

Total Assets were $56.0 billion as of March 31, 2009, a decrease of $0.9 billion compared to $56.9 billion as of December 31, 2008. This decrease was primarily due to a decrease in Advances of $3.4 billion, mainly as a result of the maturity of $2.0 billion in Advances to a former member, as well as decreased demand for Advances from many of our members. This was partially offset by a 4.9% increase in Advances to insurance company members. See “Analysis of Financial Condition – Advances” herein for more information.

This decrease was partially offset by:

•	an increase in Federal Funds Sold of $2.6 billion to take advantage of investment opportunities and utilize capital; and

•

an increase in HTM of $1.2 billion primarily due to purchases of corporate debentures guaranteed by the FDIC and backed by the full faith and credit of the United States under the TLGP, partially offset by mortgage paydowns and the $147.3 million OTTI charge described in more detail in “Held-to-Maturity Securities” herein.

The overall balance of our Consolidated Obligations, which fluctuates in relation to our Total Assets, equaled $50.9 billion at March 31, 2009, compared to $52.2 billion at December 31, 2008, a decrease of $1.3 billion. This decrease resulted from reduced funding needs due to the decrease in Advances.

A more detailed discussion of the above changes can be found in “Analysis of Financial Condition” herein.

On May 15, 2009, we announced a cash dividend on our Class B-1 stock of 2.25% (annualized) and Class B-2 stock of 1.80% (annualized), based on our results for the first quarter of 2009. During the first three months of 2009, Retained Earnings increased by approximately $3.2 million compared to December 31, 2008, bringing our level of Retained Earnings to $285.9 million.

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

We have identified five accounting policies that we believe are critical because they require management to make subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies are:

•	Accounting for Derivatives and Hedging Activities (SFAS 133);

•	Accounting for Premiums and Discounts and Other Costs Associated with Originating or Acquiring Mortgage Loans, MBS and ABS (SFAS 91);

•	Provision for Credit Losses (SFAS 114, Accounting by Creditors for Impairment of a Loan)

•	Fair Value Estimates; and

•	OTTI Analysis (FSP FAS 115-2 and 124-2).

A discussion of these critical accounting policies and estimates can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section under the caption “Critical Accounting Policies and Estimates” of our 2008 Form 10-K. See below for additional information regarding our OTTI analysis.

Other-Than-Temporary Impairment Analysis.

The continued broad-based deterioration of credit performance related to residential mortgage loans and the accompanying decline in United States residential real estate values have increased the level of credit risk to which we are exposed in our investments in mortgage-related securities, primarily private-label MBS and home equity loan investments. Our investments in mortgage-related securities are directly or indirectly supported by underlying mortgage loans. Due to the decline in values of residential United States real estate and difficult conditions in the credit markets, we closely monitor the performance of our investment securities classified as AFS or HTM on at least a quarterly basis to evaluate our exposure to the risk of loss on these investments in order to determine whether a loss is other-than-temporary, consistent with SFAS 115 (as amended by FSP FAS 115-1, The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments).

For debt securities that are impaired, FSP FAS 115-2 and FAS 124-2 requires an entity to assess whether (a) it has the intent to sell the debt security, or (b) it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an OTTI on the security must be recognized. If the present value of cash flows expected to be collected is less than the amortized cost basis of the security, the entire amortized cost basis of the security will not be recovered, and an OTTI is considered to have occurred. We consider whether or not we will recover the entire amortized cost of the security by comparing our best estimate of the present value of the cash flows expected to be collected from the security with the amortized cost basis of the security. These evaluations are inherently subjective and consider a number of qualitative factors. In addition to monitoring the credit ratings of these securities for downgrades, as well as placement on negative outlook or credit watch, our management evaluates other factors that may be indicative of OTTI. These include, but are not limited to, an evaluation of the type of security, the length of time and extent to which the fair value of a security has been less than its cost, any credit enhancement or insurance, and certain other collateral-related characteristics such as FICO credit scores, loan-to-value ratios, delinquency and foreclosure rates, geographic concentrations and the security’s performance. If our initial analysis identifies securities at risk of OTTI, we perform additional testing of these investments. Beginning in the first quarter of 2009, to promote consistency in determination of the OTTI for investment securities among all FHLBs, we used the prescribed key modeling assumptions for purposes of our cash flow analysis. At-risk securities are evaluated by estimating projected cash flows using models that incorporate projections and assumptions typically based on the structure of the security and certain economic environment assumptions such as delinquency and default rates, loss severity on the collateral supporting our security, based on underlying loan level borrower and loan characteristics, home price appreciation/depreciation, interest rates and securities prepayment speeds, while factoring in the underlying collateral and credit enhancement. A significant input to such analysis is the forecast of housing price changes for the relevant states and metropolitan statistical areas, which is based on an assessment of the relevant housing market. In response to the ongoing deterioration in housing prices, credit market stress, and weakness in the U.S. economy in the first quarter of 2009, which continued to affect the credit quality of the collateral, we modified certain assumptions in our cash flow analysis to reflect increased loss severities and a lower housing price index than we used in our analysis as of December 31, 2008. The loan level cash flows and losses are allocated to various security classes, including the security classes owned by our Bank, based on the cash flow and loss allocation rules of the individual security. However, to the extent that the future market environment is worse than the assumptions input in our model, shortfalls of principal or interest could occur, causing materially different results.

In instances in which a determination is made that a credit loss (defined by FSP FAS 115-2 and FAS 124-2 as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists, but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (i.e., the amortized cost basis less any current-period credit loss), FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the OTTI recognized in the income statement. In these instances, the impairment is separated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. If our cash flow analysis results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, a credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is considered temporary. If we determine that an OTTI exists, we account for the investment security as if it had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in non-interest income. The difference between the amortized cost basis and the cash flows expected to be collected is accreted into interest income prospectively over the remaining life of the investment security based on the amount and timing of future estimated cash flows (with no additional effect on earnings unless the security is subsequently sold or there are additional decreases in cash flows expected to be collected). Any changes in the estimates used in the OTTI analysis could result in materially different results. See additional discussion regarding the recognition and presentation of OTTI in Note 2 to the accompanying financial statements and “Risk Management – Credit Risk – Investments” herein.

Summary of Selected Financial Data

The following table presents a summary of certain financial information as of and for the periods indicated:

Financial Highlights

($ amounts in thousands)

	As of and for the Three Months ended,
Selected Statement of Condition Items at Period End	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Total Assets	$56,009,178	$56,859,976	$58,311,076	$59,969,352	$58,613,865
Advances	27,898,722	31,249,004	30,689,675	30,161,247	30,604,792
Mortgage Loans Held for Portfolio	8,435,653	8,780,098	8,899,353	9,037,485	9,259,416
AFS	1,807,090	1,842,377	1,615,018	1,164,034	659,142
HTM	7,849,211	6,692,201	6,885,586	7,465,318	7,746,464
Federal Funds Sold	9,814,000	7,223,000	10,010,000	11,896,000	10,080,000
Consolidated Obligations
Discount Notes	20,632,653	23,465,645	18,522,529	19,933,077	22,137,381
CO Bonds	30,293,370	28,697,013	35,104,851	35,991,231	31,696,682
Mandatorily Redeemable Capital Stock	538,380	539,111	206,446	206,453	206,034
Capital Stock, Class B-1 Putable	1,897,149	1,879,179	2,173,556	2,128,261	2,053,159
Retained Earnings	285,914	282,731	263,766	242,841	221,566
Total Capital	1,982,613	2,090,708	2,422,523	2,366,210	2,265,658
Quarterly Operating Results
Net Interest Income.	61,483	68,287	70,224	70,801	69,070
Other Income (Loss)	(19,082)	4,536	6,884	3,058	249
Other Expenses	12,245	10,734	10,897	8,934	10,137
Total Assessments	8,322	16,798	17,780	17,435	15,905
Net Income	21,834	45,291	48,431	47,490	43,277
Other Data
Return on average equity	4.18%	8.59%	8.07%	8.18%	7.83%
Return on average assets	0.15%	0.31%	0.33%	0.32%	0.31%
Weighted average dividend rate, Class B-1 Putable stock(1)	2.25%	4.00%	4.75%	5.25%	5.25%
Dividend payout ratio (2)	47.31%	41.18%	44.56%	57.92%	60.56%
Total Capital ratio (at period end) (3)	3.54%	3.68%	4.15%	3.95%	3.87%
Total Regulatory Capital ratio (at period end) (4)	4.86%	4.75%	4.53%	4.30%	4.23%
Par amount of outstanding Consolidated Obligations for all 12 Federal Home Loan Banks	$1,135,379,159	$1,251,541,664	$1,327,904,153	$1,255,475,048	$1,220,430,703

(1)	The weighted average dividend rate is equal to the rate for the current period that will be paid in the following period.

(2)	The dividend payout ratio is calculated by dividing Dividends on Capital Stock for the current period that are paid in the following period by Net Income for the current period.

(3)	Total Capital ratio is Capital Stock plus Retained Earnings and Accumulated Other Comprehensive Income as a percentage of Total Assets.

(4)	Total Regulatory Capital ratio is Capital Stock plus Retained Earnings and Mandatorily Redeemable Capital Stock as a percentage of Total Assets.

Results of Operations for the Three Months Ended March 31, 2009, and 2008

The following table presents average balances, interest, and average rates of major earning asset categories and the sources funding those earning assets for the three months ended March 31, 2009, and 2008:

Average Balances, Interest and Average Rates

($ amounts in thousands)

	Three months ended March 31,
	2009			2008
	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate
Assets
Interest-Bearing Deposits	$233,971	$106	0.18%	$14,501	$104	2.88%
Federal Funds Sold	10,372,644	10,536	0.41%	10,940,923	104,118	3.83%
AFS(1)(2)	1,797,832	7,895	1.78%	49,002	162	1.33%
HTM	8,357,052	76,739	3.72%	8,010,102	95,003	4.77%
Advances (1)	29,565,493	151,474	2.08%	27,896,981	293,202	4.23%
Mortgage Loans Held for Portfolio	8,675,395	113,316	5.30%	9,348,434	121,656	5.23%

Total Interest-earning assets	59,002,387	360,066	2.47%	56,259,943	614,245	4.39%
Other Assets	346,175			339,263
Fair value adjustment on HTM (3)	(1,636,572)			—

Total Assets	$57,711,990			$56,599,206

Liabilities and Capital
Interest-Bearing Deposits	1,051,018	330	0.13%	$919,685	6,471	2.83%
Other Borrowings	767	1	0.53%	989	6	2.44%
Discount Notes	22,100,895	56,197	1.03%	20,684,788	180,402	3.51%
CO Bonds (1)	30,167,914	238,122	3.20%	31,420,714	355,799	4.55%
Mandatorily Redeemable Capital Stock	538,786	3,933	2.96%	189,256	2,497	5.31%

Total interest-bearing liabilities	53,859,380	298,583	2.25%	53,215,432	545,175	4.12%
Other Liabilities	1,733,663			1,160,106
Total Capital	2,118,947			2,223,668

Total Liabilities and Capital	$57,711,990			$56,599,206

Net Interest Income and net spread on interest-earning assets less interest-bearing liabilities		$61,483	0.22%		$69,070	0.27%

Net interest margin	0.42%			0.49%

Average interest-earning assets to interest-bearing liabilities	1.10			1.06

(1)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements to the extent such agreements qualify as fair value hedges in accordance with SFAS 133.

(2)	The average balances of AFS are reflected at amortized cost; therefore, the resulting yields do not reflect changes in fair value.

(3)	Average balances on HTM are calculated based on amortized cost.

Net Income

Net Income totaled $21.8 million for the three months ended March 31, 2009, a decrease of 49.5% compared to $43.3 million for the three months ended March 31, 2008. The following factors contributed to this decrease in Net Income:

•

Other Income (Loss) decreased by $19.3 million due to the $18.6 million credit loss portion of the OTTI write-down of our private-label MBS and to fair value adjustments made in accordance with SFAS 133 that resulted in a decrease of $0.8 million in Net Gains (Losses) on Derivatives and Hedging Activities;

•

Net Interest Income decreased by $7.6 million for the three months ended March 31, 2009, compared to the same period in 2008. The factors impacting Net Interest Income are addressed separately below under “Net Interest Income;” and

•

Other Expenses increased by $2.1 million due to higher pension expenses related to the early retirement or resignation of certain executive officers, an increase in Bank staff, higher salaries and incentive accruals and higher program maintenance fees and other professional fees related to the analysis of our HTM and AFS.

These factors were partially offset by the following:

•	Total Assessments for AHP and REFCORP decreased by $7.6 million for the three months ended March 31, 2009, consistent with the lower level of Income Before Assessments.

Net Interest Income

Net Interest Income is our primary source of earnings. Net Interest Income equals interest earned on assets (including Advances, Mortgage Loans Held for Portfolio, AFS, MBS, and other investments) less the interest expense (or cost of funds) on our liabilities (including Consolidated Obligations and Mandatorily Redeemable Capital Stock). Net Interest Income also includes miscellaneous items such as prepayment fees earned and the amortization of debt issuance discounts, concession fees and SFAS 133 adjustments.

Net Interest Income decreased by $7.6 million or 11.0% for the three months ended March 31, 2009, compared to the three months ended March 31, 2008. This decrease was primarily due to lower yields on some of our interest-earning assets, and lower average balances of our HTM. As market interest rates have decreased, the corresponding decrease in the interest earned on our assets exceeded the decrease in the interest paid on our debt, resulting in lower Net Interest Income. Going forward, we expect further declines in Net Interest Income as the advantageous spreads between the London InterBank Offered Rate (“LIBOR”) and our cost of funds revert to normal levels.

ROE, Average Yield, Cost of Funds and 3-Month LIBOR

	March 31,
	2009	2008
ROE	4.18%	7.83%
Average Yield	2.47%	4.39%
Cost of funds	2.25%	4.12%
Average 3-month LIBOR	1.24%	3.29%
ROE less cost of funds	1.93%	3.71%

Changes in both volume and interest rates influence changes in Net Interest Income and Net interest margin. Changes in Interest Income and Interest Expense that are not identifiable as either volume-related or rate-related, but rather attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the volume and rate changes. The following table summarizes changes in Interest Income and Interest Expense between the three months ended March 31, 2009, and 2008:

Rate and Volume Analysis

($ amounts in thousands)

	For the Three Months ended March 31 2009 over 2008
	Volume	Rate	Total
Increase (decrease) in Interest Income
Advances	$16,597	$(158,325)	$(141,728)
Interest-Bearing Deposits	197	(195)	2
Federal Funds Sold	(5,143)	(88,439)	(93,582)
AFS	7,662	71	7,733
HTM	(14,833)	(3,431)	(18,264)
Mortgage Loans Held for Portfolio	(8,790)	450	(8,340)

Total	(4,310)	(249,869)	(254,179)

Increase (decrease) in Interest Expense
Discount Notes	11,580	(135,785)	(124,205)
CO Bonds	(13,686)	(103,991)	(117,677)
Interest-Bearing Deposits	809	(6,950)	(6,141)
Mandatorily Redeemable Capital Stock	2,953	(1,517)	1,436
Other Borrowings	(1)	(4)	(5)

Total	1,655	(248,247)	(246,592)

Increase (decrease) in Net Interest Income	$(5,965)	$(1,622)	$(7,587)

Earnings Analysis

The following table presents changes in the components of our Net Income for the three months ended March 31, 2009, and 2008:

Change in Earnings Components

($ amounts in thousands)

	For the Three Months ended March 31 2009 vs. 2008
Increase (decrease) in	$ change	% change
Interest Income	$(254,179)	(41.4)%
Interest Expense	(246,592)	(45.2)%

Net Interest Income	(7,587)	(11.0)%
Other Income (Loss)	(19,331)	(7,763.5)%
Other Expenses	2,108	20.8%

Income Before Assessments	(29,026)	(49.0)%

AHP	(2,223)	(43.7)%
REFCORP	(5,360)	(49.5)%

Total Assessments	(7,583)	(47.7)%

Net Income	$(21,443)	(49.5)%

Other Income

The following table presents the components of Other Income (Loss) for the three months ended March 31, 2009, and 2008, and an analysis of the changes in the components of these income items:

Analysis of Other Income (Loss)

($ amounts in thousands)

	For the Three Months ended March 31,
			2009 vs. 2008
	2009	2008	$ Amt	% change
Service Fees	$283	$312	$(29)	(9.3)%
Total OTTI losses on HTM	(147,292)	—	(147,292)	(100.0)%
Portion of impairment losses on HTM recognized in Other Comprehensive Income	128,742	—	128,742	100.0%

Net impairment losses recognized on HTM	(18,550)	—	(18,550)	(100.0)%

Net Gains (Losses) on Derivatives and Hedging Activities	(1,243)	(401)	(842)	(210.0)%
Other, net	428	338	90	26.6%

Total Other Income (Loss)	$(19,082)	$249	$(19,331)	(7,763.5)%

The decrease in Other Income (Loss) for the three months ended March 31, 2009, compared to the same period in 2008 was primarily due to the credit loss portion of the OTTI charge on our private-label MBS and fair value adjustments made in accordance with SFAS 133 that resulted in a loss in Net Gains (Losses) on Derivatives and Hedging Activities.

The following tables present the components of the change in the Net Gains (Losses) on Derivatives and Hedging Activities by type of hedge and type of product:

Components of Net Gains (Losses) on Derivatives and Hedging Activities

By Hedge

($ amounts in thousands)

	For the Three Months ended March 31,
	2009	2008
Fair Value Hedges
Net gain (loss) due to ineffectiveness on
Advances	$(15,514)	$(261)
Investments	(2,923)	53
CO Bonds	17,123	(1,858)

Net gain (loss) on fair value hedges	(1,314)	(2,066)

Non SFAS 133/Economic Hedges
Net interest receipt (payment) settlements(1)
Advances	(42)	—
Investments	(13)	(7)
CO Bonds	207	(11)
Discount Notes	7,050	561

Net settlements	7,202	543

SFAS 133 derivative fair value gain (loss) adjustments
Advances	(6)	—
Investments	(97)	(18)
CO Bonds	(190)	1,009
Discount Notes	(5,926)	796
MPP	(912)	(665)

Fair value adjustments	(7,131)	1,122

Net gain (loss) on economic hedges	71	1,665

Net Gains (Losses) on Derivatives and Hedging Activities	$(1,243)	$(401)

(1)	Net settlements represent the net interest payments or receipts on interest rate exchange agreements for hedges not receiving fair value hedge accounting.

Net Gains (Losses) on Derivatives and Hedging Activities

By Product

($ amounts in thousands)

	For the Three Months ended March 31,
	2009	2008
Advances	$(15,562)	$(261)
MPP	(912)	(665)
CO Bonds	17,140	(860)
Discount Notes	1,124	1,357
Investments	(3,033)	28

Net Gains (Losses) on Derivatives and Hedging Activities	$(1,243)	$(401)

Other Expenses

The following table presents a breakdown of Total Other Expenses for the three months ended March 31, 2009, and 2008, and an analysis of the changes in the components of these expenses:

Analysis of Other Expenses

($ amounts in thousands)

	For the Three Months ended March 31,
			2009 vs. 2008
	2009	2008	$ Amt	% change
Compensation and Benefits	$8,155	$6,840	$1,315	19.2%
Other Operating Expenses	2,873	2,120	753	35.5%
Finance Agency/Finance Board and Office of Finance Expenses	901	863	38	4.4%
Other	316	314	2	0.6%

Total Other Expenses	$12,245	$10,137	$2,108	20.8%

The increase in Total Other Expenses for the three months ended March 31, 2009, compared to the same period in 2008, was primarily due to:

•	an increase in Compensation and Benefits primarily due to the following:

•	increased pension expenses due to settlement costs related to the early retirement or resignation of certain executive officers;

•	increase in Bank staff, higher salaries and incentive accruals due to merit and market based salary increases for employees; and

•	an increase in Other Operating Expenses primarily due to increased program maintenance fees and other professional fees related to the analysis of our HTM and AFS.

AHP and REFCORP Assessments

The financial obligations of AHP and REFCORP assessments as described below are statutorily required.

AHP. The FHLBs are required to contribute, in the aggregate, the greater of $100 million or 10% of their Net Income, before interest expense for Mandatorily Redeemable Capital Stock that is classified as debt, and after the REFCORP assessments to fund the AHP. The AHP expense for the three months ended March 31, 2009, was $2.9 million compared to $5.1 million for the same period in 2008.

REFCORP. With the Financial Services Modernization Act of 1999, Congress established a fixed payment of 20% of Net Income after the AHP obligation as the REFCORP payment beginning in 2000 for each FHLB. The law also calls for an adjustment to be made to the total number of REFCORP payments due in future years so that, on a present value basis, the combined REFCORP payments of all 12 FHLBs are equal in amount to what had been required under the previous calculation method. The 20% fixed percentage REFCORP rate applied to earnings resulted in expenses of $5.5 million for the three months ended March 31, 2009, compared to $10.8 million for the same period in 2008.

The decreases in both AHP and REFCORP are directly attributable to our decrease in Income Before Assessments.

Business Segments

We manage our business by grouping the income and expenses from our products and services within two business segments: Traditional and MPP.

The following tables set forth our financial performance by operating segment for the three months ended March 31, 2009, and 2008:

Traditional

($ amounts in thousands)

	For the Three Months ended March 31,
			2009 vs. 2008
	2009	2008	$ Amt	% change
Net Interest Income	$37,577	$56,451	$(18,874)	(33.4)%
Other Income (Loss)	(18,170)	914	(19,084)	(2,088.0)%
Other Expenses	11,582	9,544	2,038	21.4%

Income Before Assessments	7,825	47,821	(39,996)	(83.6)%

AHP	1,040	4,159	(3,119)	(75.0)%
REFCORP	1,357	8,732	(7,375)	(84.5)%

Total Assessments	2,397	12,891	(10,494)	(81.4)%

Net Income	$5,428	$34,930	$(29,502)	(84.5)%

The decrease in Net Income for the Traditional segment for the three months ended March 31, 2009, compared to the same period in 2008, was primarily due to the following factors:

•	a decrease in Net Interest Income resulting from lower average balances in HTM, lower average net equity, and narrower spreads on our short-term investments;

•	a decrease in Other Income (Loss) mainly due to the credit loss portion of the OTTI write-down of our private-label MBS; and

•	an increase in Other Expenses that is described in greater detail in “Other Expenses” herein.

These decreases were partially offset by reduced Total Assessments consistent with the lower level of Income Before Assessments.

MPP

($ amounts in thousands)

	For the Three Months ended March 31,
			2009 vs. 2008
	2009	2008	$ Amt	% change
Net Interest Income	$23,906	$12,619	$11,287	89.4%
Other Income (Loss)	(912)	(665)	(247)	(37.1)%
Other Expenses	663	593	70	11.8%

Income Before Assessments	22,331	11,361	10,970	96.6%

AHP	1,823	927	896	96.7%
REFCORP	4,102	2,087	2,015	96.6%

Total Assessments	5,925	3,014	2,911	96.6%

Net Income	$16,406	$8,347	8,059	96.6%

The increase in Net Income for the MPP segment for the three months ended March 31, 2009, compared to the same period in 2008, was primarily due to an increase in Net Interest Income due to continuing declines in market interest rates that resulted in wider spreads as we have been able to replace higher-costing debt with lower-costing debt.

This increase was partially offset by an increase in Total Assessments consistent with the higher level of Income Before Assessments for this business segment.

Analysis of Financial Condition

Advances

Advances decreased by $3.4 billion or 10.7% during the first three months of 2009 to $27.9 billion, compared to $31.2 billion at December 31, 2008. This decrease was primarily caused by the maturity of $2.0 billion in Advances to a former member as well as decreased demand for Advances from many of our members. This was partially offset by a 4.9% increase in Advances to insurance company members, which equaled $4.7 billion, or 17.5% of total Advances, at par, at March 31, 2009, compared to $4.5 billion, or 14.9% of total Advances, at par, as of December 31, 2008, and a decrease of $0.1 billion due to fair value adjustments made in accordance with SFAS 133. We expect Advances to continue to decline throughout 2009 due to the maturity of an additional $1.5 billion in Advances to a former member and the competitive pressures from alternative sources of wholesale funds available to our members.

In general, Advances fluctuate in accordance with our members’ funding needs related to their mortgage pipelines, investment opportunities, other balance sheet strategies, and the cost of alternative funding opportunities.

A breakdown of Advances, at par value, by primary product line, as of March 31, 2009, and December 31, 2008, is provided below:

Advances by Product Line

($ amounts in thousands, at par)

	March 31, 2009		December 31, 2008
	$ amount	% of Total	$ amount	% of Total
Fixed-rate Bullet	$14,818,780	55.4%	$17,044,662	56.9%
Putable	5,546,500	20.7%	5,597,000	18.7%
Adjustable-rate (1)	3,259,734	12.2%	3,433,734	11.4%
Fixed-rate amortizing	2,697,333	10.1%	2,582,647	8.6%
Variable-rate	383,205	1.4%	1,145,253	3.8%
Callable	40,000	0.2%	171,845	0.6%

Total Advances, at par value	$26,745,552	100.0%	$29,975,141	100.0%

(1)	Includes two outstanding Advances with a total par amount of $15 million modified (in accordance with Emerging Issues Task Force 01-07, Creditor’s Accounting for a Modification or Exchange of Debt Instruments) from putable Advances to adjustable Advances with $0.37 million and $0.42 million in remaining deferred fees outstanding as of March 31, 2009, and December 31, 2008, respectively.

Short-term Investments

As of March 31, 2009, short-term investments, which are comprised of Interest-Bearing Deposits and Federal Funds Sold, totaled $9.8 billion, an increase of $2.6 billion from December 31, 2008, due to an increase in Federal Funds Sold. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Regulatory and Accounting Developments—Regulatory Developments” in our 2008 Form 10-K for a summary of the revised liquidity guidelines issued by the Finance Agency on March 6, 2009.

Available-for-Sale Securities

AFS were $1.8 billion at March 31, 2009, and December 31, 2008. We purchased AAA-rated agency debentures for our AFS portfolio during 2008 in order to utilize capital capacity and take advantage of investment opportunities.

Held-to-Maturity Securities

HTM increased to $7.8 billion at March 31, 2009, compared to $6.7 billion at December 31, 2008, primarily due to purchases of corporate debentures guaranteed by the FDIC and backed by the full faith and credit of the United States under the TLGP. This increase was partially offset by mortgage paydowns and the $147.3 million credit and non-credit write-down of our private-label MBS.

The Finance Agency’s regulations provide that the total book value of our investments in MBS and ABS (which exclude TLGP purchases) must not exceed 300% of our Total Regulatory Capital, consisting of Retained Earnings, Class B Capital Stock, and Mandatorily Redeemable Capital Stock, as of the previous month end on the day we purchase the securities. We were in compliance with this limit at March 31, 2009, and December 31, 2008, as our investments in MBS and ABS were 223.3% and 247.7% of Total Regulatory Capital, respectively. The percentage of our investments in MBS and ABS to Total Regulatory Capital was less than 300% at March 31, 2009, and December 31, 2008, because of the lack of favorable opportunities for the purchase of MBS and ABS.

On March 24, 2008, the Finance Agency passed a resolution temporarily granting the FHLBs the ability to purchase additional MBS and ABS, not to exceed 600% of Total Regulatory Capital, in order to increase liquidity in the MBS markets. As of May 8, 2009, we have not requested this temporary authority from our board. We do not know if we will participate or on what terms our board may authorize any increased investment in MBS under this temporary authority.

We performed an OTTI analysis and determined that four private-label MBS were OTTI at March 31, 2009. See “Investments – OTTI Analysis” in the Risk Management section herein for more information on the results of our OTTI analysis. The general deterioration in the market for private-label MBS resulted in the unrealized losses in our HTM portfolio that are shown in the tables below. This deterioration resulted from decreased credit performance of mortgage loans and declining housing prices, compounded by market illiquidity as a result of forced portfolio liquidations by certain large investors.

The following tables summarize the HTM with unrealized losses as of March 31, 2009, and December 31, 2008. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position ($ amounts in thousands).

HTM with Unrealized Losses

($ amounts in thousands)

	Less than 12 months		12 months or more		Total
March 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS and ABS:
GSE debentures	$99,929	$(71)	$—	$—	$99,929	$(71)
Other (1)	722,938	(1,347)	—	—	722,938	(1,347)

Total Non-MBS and ABS	822,867	(1,418)	—	—	822,867	(1,418)

MBS and ABS:
U.S. agency obligations – guaranteed	—	—	—	—	—	—
GSEs	134,335	(1,924)	—	—	134,335	(1,924)
Private-label and other
OTTI private-label MBS	—	—	175,392	(128,742)	175,392	(128,742)
Temporarily impaired private-label MBS and other	247,377	(11,512)	2,915,229	(555,173)	3,162,606	(566,685)

Private-label and other	247,377	(11,512)	3,090,621	(683,915)	3,337,998	(695,427)

Total MBS and ABS	381,712	(13,436)	3,090,621	(683,915)	3,472,333	(697,351)

Total impaired	$1,204,579	$(14,854)	$3,090,621	$(683,915)	$4,295,200	$(698,769)

	Less than 12 months		12 months or more		Total
December 31, 2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS and ABS:
GSE debentures	$—	$—	$—	$—	$—	$—
Other (1)	—	—	—	—	—	—

Total Non-MBS and ABS	—	—	—	—	—	—

MBS and ABS;
U.S. agency obligations – guaranteed	1,343	(10)	—	—	1,343	(10)
GSEs	284,998	(656)	299,261	(1,586)	584,259	(2,242)
Private-label and other	2,711,317	(553,624)	1,060,728	(206,335)	3,772,045	(759,959)

Total MBS and ABS	2,997,658	(554,290)	1,359,989	(207,921)	4,357,647	(762,211)

Total impaired	$2,997,658	$(554,290)	$1,359,989	$(207,921)	$4,357,647	$(762,211)

(1)	Includes corporate debentures guaranteed by the FDIC and backed by the full faith and credit of the United States under the TLGP.

Mortgage Loans Held for Portfolio

We purchase mortgage loans from our members through our MPP. At March 31, 2009, after considering the effects of premiums, discounts, SFAS 133 basis adjustments, and allowances for credit losses on mortgage loans, we held $8.4 billion in mortgage loans purchased from our members, compared to $8.8 billion at December 31, 2008. We anticipate that our outstanding Mortgage Loans Held for Portfolio will continue to decrease during 2009 due to the loss of several large sellers of new mortgage loans in 2006 and 2007, the reduction of outstanding balances due to maturity or prepayment, and our continuing transition from purchasing loans primarily from large members to purchasing loans primarily from small to mid-size members.

Although the current economic conditions have led to increased purchases of mortgage loans from our members, the increase has not been large enough to offset the reduction due to maturity or prepayment. See “Item 1A. Risk Factors” for more information. Some of the other factors that impact the volume of mortgage loans purchased through the MPP include the general level of housing activity in the United States, the level of refinancing activity, and consumer product preferences. In accordance with our MPP policy for conventional loans, we purchase conforming, fixed-rate, fixed-term mortgage loans.

The following table presents the composition of our outstanding purchased mortgage loans at March 31, 2009, and December 31, 2008:

Mortgage Loans Held for Portfolio

($ amounts in thousands)

	March 31, 2009
	Long-term(1)	Medium- term(2)	Total
Unpaid principal balance	$7,190,556	$1,229,131	$8,419,687
Deferred net premium	1,380	4,350	5,730
Basis adjustments from terminated fair value hedges, and loan commitments	10,840	(604)	10,236

Total Mortgage Loans Held for Portfolio	$7,202,776	$1,232,877	$8,435,653

	December 31, 2008
	Long-term(1)	Medium- term(2)	Total
Unpaid principal balance	$7,494,902	$1,268,965	$8,763,867
Deferred net premium	1,040	4,610	5,650
Basis adjustments from terminated fair value hedges, and loan commitments	11,150	(569)	10,581

Total Mortgage Loans Held for Portfolio	$7,507,092	$1,273,006	$8,780,098

(1)	Long-term is defined as an original term greater than 15 years.

(2)	Medium-term is defined as an original term of 15 years or less.

See “Risk Management – Credit Risk Management – MPP” herein for more information on our SMI providers.

Deposits (Liabilities)

Total deposits were $0.8 billion at March 31, 2009, compared to $0.6 billion at December 31, 2008. These deposits represent a relatively small portion of our funding, and they vary depending upon market factors, such as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.

Consolidated Obligations

At March 31, 2009, the carrying values of Discount Notes and CO Bonds issued on our behalf totaled $20.6 billion and $30.3 billion, respectively, compared to $23.5 billion and $28.7 billion, respectively, at December 31, 2008. The overall balance of our Consolidated Obligations fluctuates in relation to our Total Assets. For the three months ended March 31, 2009, the decrease was primarily attributable to the decrease in our Advances.

Derivatives

As of March 31, 2009, and December 31, 2008, we had Derivative Assets net of collateral held or paid including accrued interest with market values of $3.6 million and $0.7 million, respectively, and Derivative Liabilities net of collateral held or paid including accrued interest with market values of $1.1 billion and $1.1 billion, respectively. These amounts reflect the impact of interest rate changes that affected the market value of our derivatives. We record all derivative financial instruments on the Statements of Condition at their fair value with changes in the fair value of all derivatives, excluding collateral, recorded through earnings.

The principal derivative instruments we use are interest rate swaps and TBAs. We classify interest rate swaps as derivative assets or liabilities according to the net fair value of the interest rate swaps with each counterparty. Because these swaps are covered by a master netting agreement, they are classified as an asset if the net fair value of the interest rate swaps with a counterparty is positive or as a liability if the net fair value of the interest rate swaps with a counterparty is negative. TBAs are not covered by a master netting agreement and are recorded as a derivative asset or liability based upon fair value. Increases and decreases in the fair value of each of these instruments are primarily caused by market changes in the derivative’s underlying interest rate index.

Capital

Total Capital decreased to $2.0 billion at March 31, 2009, compared to $2.1 billion at December 31, 2008. The following table presents the components of this $0.1 billion decrease:

	Capital Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2008	$1,879,375	$282,731	$(71,398)	$2,090,708
Proceeds from the Issuance of Capital Stock	17,775			17,775
Net Income		21,834		21,834
Dividends Paid		(18,651)		(18,651)
Net Unrealized Loss on AFS			(1,968)	(1,968)
Net noncredit portion of OTTI losses on HTM			(128,742)	(128,742)
Pension and Postretirement Benefits			1,657	1,657

Balance at March 31, 2009	$1,897,150	$285,914	$(200,451)	$1,982,613

Retained Earnings

Retained Earnings equaled $285.9 million at March 31, 2009, an increase of $3.2 million compared to December 31, 2008. The following table quantifies the net change in Retained Earnings:

Net Income versus Dividends Paid

($ amounts in thousands)

	For the Three Months ended March 31,
	2009	2008
Net Income	$21,834	$43,277
Cash Dividends Paid	(18,651)	(23,647)
Mandatorily Redeemable Capital Stock distributions	—	(175)

Change in Retained Earnings	$3,183	$19,455

Our Retained Earnings Policy establishes guidelines for our board to use in determining the amount of earnings to retain. Our board reviews these guidelines on a quarterly basis and considers them, but is not bound by them, when determining our dividend rate. The Retained Earnings balance at March 31, 2009, adjusted for the first quarter dividend of $10.3 million that was declared on May 13, 2009, was $275.6 million. Our Retained Earnings target can be superseded by Finance Agency mandates, either by an order specific to the Bank, by issuance of new advisory guidelines, or by promulgation of new regulations requiring a level of Retained Earnings that is different from our currently targeted level. Over time, and as our risk profile changes, we will continue to evaluate our Retained Earnings position.

Liquidity and Capital Resources

Liquidity

Our cash and short-term investment portfolio, which includes Federal Funds Sold and Interest-Bearing Deposits, totaled $9.8 billion at March 31, 2009, compared to $8.1 billion at December 31, 2008. The maturities of the short-term investments provide cash flows to support our ongoing liquidity needs.

Our primary sources of liquidity are short-term investments and the issuance of new Consolidated Obligations in the form of CO Bonds and Discount Notes. As of May 8, 2009, the Consolidated Obligations were rated Aaa/P-1 by Moody’s and AAA/A-1+ by S&P. Their GSE-issuer status and these ratings have historically provided excellent access to the capital markets for the FHLBs. In addition, under certain circumstances, the United States Treasury may acquire up to $4 billion of the FHLBs’ Consolidated Obligations, which would offer additional liquidity to the FHLBs, if needed. See “Risk Factors – Our Credit Rating Could be Lowered” in our 2008 Form 10-K, for a discussion of events that could have a negative impact on the rating of these Consolidated Obligations.

On September 9, 2008, each of the twelve FHLBs entered into a Lending Agreement with the United States Treasury in connection with the United States Treasury’s establishment of a GSECF as authorized by HERA. The GSECF is designed to serve as a contingent source of liquidity for the housing GSEs, including each of the FHLBs. This credit facility will be available until December 31, 2009. As of May 8, 2009, we provided a listing of $8.5 billion of Advances that may be pledged as collateral, which would provide for maximum borrowings of $7.1 billion. The amount of collateral available can be expanded or contracted at any time through the delivery of an updated listing of collateral. As of May 8, 2009, we have not drawn on this available source of liquidity and have no immediate plans to do so.

We maintain a contingency liquidity plan designed to enable us to meet our obligations and the liquidity needs of our members in the event of operational disruptions at the FHLBs or the Office of Finance, or short-term capital market disruptions. Our regulatory liquidity requirement is to maintain at least five business days of liquidity without access to the capital markets. In addition, to protect the FHLBs against temporary disruptions in access to the debt markets, effective March 6, 2009, the Finance Agency issued additional liquidity guidelines to address the stress and instability in domestic and international credit markets. As of May 8, 2009, we met the requirements of the liquidity guidelines. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Recent Accounting and Regulatory Developments – Regulatory Developments—Guidelines for FHLBs Liquidity” in our 2008 Form 10-K for more information on these guidelines.

Total Regulatory Capital

Our total regulatory capital consists of Retained Earnings and total regulatory capital stock, which includes Class B Capital Stock, and Mandatorily Redeemable Capital Stock. Mandatorily Redeemable Capital Stock is classified as a liability in accordance with GAAP on our Statements of Condition.

As of March 31, 2009, $918.2 million or 38% of our total regulatory capital stock balance was comprised of stock not required as a condition of membership or to support services to members, compared to $748.4 million or 31% at December 31, 2008. The increase of $169.8 million in excess stock was primarily due to the decrease in Advances. In general, the level of excess stock fluctuates with our members’ demand for Advances.

Capital Resources

The following table presents minimum capital ratios, permanent and risk-based capital requirement amounts, and various leverage ratios as of March 31, 2009, and December 31, 2008:

Regulatory Capital Requirements

($ amounts in thousands)

	As of March 31,	As of December 31,
	2009	2008
Minimum regulatory capital ratio requirement	4.00%	4.00%
Minimum regulatory capital requirement	$2,240,367	$2,274,399
Actual regulatory capital ratio (1)	4.86%	4.75%
Permanent capital (2)	$2,721,444	$2,701,217
Minimum regulatory leverage ratio	5.00%	5.00%
Minimum regulatory leverage capital requirement	$2,800,459	$2,842,999
Actual regulatory leverage ratio	7.29%	7.13%
Actual regulatory leverage capital	$4,082,166	$4,051,826

(1)	The regulatory capital ratio is calculated by dividing permanent capital by Total Assets.

(2)	Finance Agency regulations define permanent capital as Retained Earnings, Class B Stock, and Mandatorily Redeemable Capital Stock.

We are required by Finance Agency regulations to maintain sufficient permanent capital to meet our combined credit risk, market risk and operational risk components. The following table presents risk-based capital requirement amounts as of March 31, 2009, and December 31, 2008:

Risk-Based Capital Requirements

($ amounts in thousands)

	March 31, 2009	December 31, 2008
Permanent capital
Mandatorily Redeemable Capital Stock	$538,380	$539,111
Capital Stock	1,897,150	1,879,375
Retained Earnings	285,914	282,731

Total permanent capital	$2,721,444	$2,701,217

Risk-based capital requirement
Credit risk capital component	$214,192	$195,027
Market risk capital component	630,231	945,339
Operations risk capital component	253,327	342,110

Total risk-based capital requirement	$1,097,750	$1,482,476

The decrease in the risk-based capital requirement was due to a decrease in the market risk and operations risk components. The market risk capital component decreased due to an increase in our market value of equity. There is a regulatory requirement to increase the market risk capital component by the amount that our market value of equity is below 85% of our Total Regulatory Capital. The operations risk capital component equals 30% of the credit risk and market risk capital components. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Recent Accounting and Regulatory Developments – Regulatory Developments – Regulatory Actions—Application for Waiver of Certain Risk-Based Capital Requirements” in our 2008 Form 10-K for more information.

On January 27, 2009, the Finance Agency issued an interim final rule (published in the Federal Register on January 30, 2009) relating to the FHLBs’ capital classifications, critical capital levels, and Retained Earnings levels. Sections 1141 and 1142 of HERA authorize the Director of the Finance Agency to establish by regulation the critical capital level for the FHLBs and require the Director to establish criteria for each of four capital classifications: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Based on the criteria in the interim rule, we would be considered adequately capitalized as we hold sufficient capital to meet both our minimum capital and risk-based capital requirements. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Accounting and Regulatory Developments – Regulatory Developments” in our 2008 Form 10-K for more information.

Mandatorily Redeemable Capital Stock

At March 31, 2009, we had $538.4 million in capital stock subject to mandatory redemption, compared to $539.1 million in capital stock subject to mandatory redemption at December 31, 2008. The following table presents the components of this $0.7 million decrease.

	Number of Former Members	Amount
Balance at December 31, 2008	22	$539,111
Due to mergers and acquisitions	—	—
Redemptions/repurchases during the period	—	—
Accrued dividends classified as mandatorily redeemable	—	(731)

Balance at March 31, 2009	22	$538,380

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

In addition to the Mandatorily Redeemable Capital Stock, we had $39.9 million of excess and other stock subject to a redemption request at March 31, 2009, and December 31, 2008. These stock redemption requests are not subject to reclassification from equity to liability, as the requesting member may revoke its request at any time, without penalty, throughout the five-year waiting period, and the amount ultimately redeemed, if any, is contingent on the member meeting various stock requirements on the redemption date. These requests are not considered substantive in nature, and, therefore, these amounts are not classified as a liability.

The following table shows the amount of all pending capital redemption requests received from members and former members by year of redemption at March 31, 2009, and December 31, 2008 ($ amounts in thousands):

	March 31,	December 31,
Contractual Year of Redemption	2009	2008
Due in 1 year or less	$11,549	$8,748
Due after 1 year through 2 years	11,082	3,883
Due after 2 years through 3 years	158,749	168,749
Due after 3 years through 4 years	59,565	17,172
Due after 4 years through 5 years	337,289	379,682

Total	$578,234	$578,234

Capital Distributions

We may, but are not required to, pay dividends on our stock. Dividends may be paid in cash or Class B Capital Stock out of current and previous Retained Earnings, as authorized by our board, and subject to Finance Agency regulations. Finance Agency regulations prohibit an FHLB from issuing new excess stock if the amount of excess stock outstanding exceeds one percent of the Bank’s Total Assets. At March 31, 2009, our outstanding excess stock of $918.2 million was equal to 1.64% of our Total Assets. Therefore, we are currently not permitted to pay stock dividends because our excess stock balance exceeds 1.00% of our Total Assets.

Cash dividends on Class B Capital Stock were paid at an annualized rate of 4.00% during the first quarter of 2009 and 4.75% during the first quarter of 2008 based on our earnings for the fourth quarters of 2008 and 2007, respectively.

On May 15, 2009, we announced a cash dividend on our Class B-1 Capital Stock of 2.25% (annualized) based on our results for the first quarter of 2009. On April 13, 2008, we announced a cash dividend on our Class B-1 Capital Stock of 5.25% (annualized), based on our results for the first quarter of 2008. The decrease in our dividend payout ratio for the quarter ended March 31, 2009, compared to the quarter ended March 31, 2008, reflects our lower Net Income this quarter.

On March 13, 2009, our board approved an amendment to our Capital Plan to allow more time to complete the determination of our quarterly income before a dividend is declared. This amendment is awaiting approval by the Finance Agency. Future dividends will be determined based on income earned each quarter, our Retained Earnings Policy, and capital management considerations.

Off-Balance Sheet Arrangements

During the third quarter of 2008, each of the twelve FHLBs entered into a Lending Agreement with the United States Treasury in connection with the United States Treasury’s establishment of the GSECF designed to serve as a contingent source of liquidity for the housing GSEs, including the FHLBs. See “Liquidity and Capital Resources” herein for more information on the Lending Agreement. In addition, under certain circumstances, the United States Treasury may acquire up to $4.0 billion of the FHLBs’ Consolidated Obligations, which would offer us additional liquidity, if needed.

Commitments that legally bind and unconditionally obligate us for additional Advances and letters of credit totaled approximately $75.5 million and $12.0 million at March 31, 2009, and December 31, 2008, respectively. The increase is primarily due to an increase in funds-only commitments on Advances and letters of credit that tend to be higher at the beginning of the year than the end of the year. Funds-only commitments generally are for periods up to six months. Based on management’s credit analyses and collateral requirements, we do not deem it necessary to record any additional liability on these commitments.

Commitments that unconditionally obligate us to fund/purchase mortgage loans totaled $65.9 million and $76.2 million at March 31, 2009, and December 31, 2008, respectively. Commitments are generally for periods not to exceed 91 days.

Unused lines of credit totaled $180.5 million at March 31, 2009, and $166.7 million at December 31, 2008.

The notional amount of outstanding letters of credit totaled $410.9 million at March 31, 2009, and $399.4 million at December 31, 2008.

Recent Accounting and Regulatory Developments

Accounting Developments

See Note 2 of the Financial Statements for a description of how recent accounting developments may impact our results of operations or financial condition.

Regulatory Developments

FDIC TLGP. On March 17, 2009, the FDIC amended its TLGP by extending the debt guarantee portion of the TLGP from June 30, 2009, through October 31, 2009. In addition, on April 1, 2009, the FDIC began imposing a surcharge on assessments against issuing institutions for the debt guarantee portion of the TLGP debt issued with a maturity of one year or more to gradually phase-out the program. At March 31, 2009, we had $2.2 billion in investments subject to the debt guarantee portion of the TLGP. Although we have the option of accepting collateral on Advances subject to this program, we did not hold any such collateral as of May 8, 2009.

Grayson-Himes Pay for Performance Act. On April 1, 2009, the United States House of Representatives passed H.R. 1664, the “Grayson-Himes Pay for Performance Act” (the “Grayson-Himes Act”). In its current form, the Grayson-Himes Act would apply to any financial institution that has received (or receives in the future) a direct capital investment by the United States Treasury under TARP or pursuant to Section 1117 of HERA, which authorizes the purchase of FHLB obligations under certain circumstances. The Grayson-Himes Act would place certain prohibitions and restrictions on executive and employee compensation at such institutions, and would require the United States Treasury Secretary to establish mandatory performance-based standards as well as standards that define “unreasonable or excessive” compensation. The act also contains certain reporting requirements for affected institutions. We have not issued any Consolidated Obligations or other securities to the United States Treasury under Section 1117 of HERA. If we were to do so, the Grayson-Himes Act, if enacted in its current form, would apply to us. We are unsure how the Grayson-Himes Act, if enacted in its current form, might affect our compensation programs or employee recruitment and retention.

Finance Agency Guidance on OTTI. On April 28, 2009 and May 7, 2009, the Finance Agency provided the FHLBs with guidance on the process of determining OTTI with respect to private-label MBS. The goal of the guidance is to promote consistency among all FHLBs in making such determinations, based on the understanding that investors in the Consolidated Obligations of the FHLBs can better understand and utilize the information in the combined financial reports if it is prepared on a consistent basis. In order to achieve this goal and move to a common analytical framework, and recognizing that several FHLBs intended to early-adopt FSP FAS 115-2 and FAS 124-2, the Finance Agency required all FHLBs to early-adopt FSP FAS 115-2 and FAS 124-2 and follow certain guidelines for determining OTTI for the first quarter of 2009.

Under the Finance Agency guidance, each FHLB continues to identify private-label MBS it holds that should be subject to a cash flow analysis consistent with GAAP and other regulatory guidance. To effect consistency in this cash flow analysis, the guidance requires for the first quarter of 2009 that the FHLB of San Francisco (“FHLB San Francisco”) provide the key modeling assumptions to be used by FHLBs to produce cash flow analyses used in analyzing credit losses and determining OTTI for residential private-label MBS, including those held commonly by two or more FHLBs, other than subprime, monoline insured and home equity private-label MBS. The guidance also requires FHLB San Francisco to determine these key modeling assumptions for all FHLBs based upon the guidance in FSP FAS 115-2 and FAS 124-2. The guidance requires FHLBs performing their own cash flow analysis also to perform certain control checks to ensure they can accurately replicate FHLB San Francisco’s cash flow results for multiple private-label MBS.

In addition to using the modeling assumptions provided by FHLB San Francisco, the guidance requires for the first quarter of 2009 that each FHLB conduct its own OTTI analysis utilizing a specified third-party risk model and a specified third-party detailed underlying loan data source. Each FHLB is responsible for making its own determination of OTTI and performing the required present value calculations using appropriate historical cost bases and yields. FHLBs that hold common private-label MBS are required to consult with one another to make sure that any decision that a commonly-held private-label MBS is other-than-temporarily impaired, including the determination of fair value and the credit loss component of the unrealized loss, is consistent between or among those FHLBs.

With respect to subprime, monoline insured and home equity private-label MBS, the Finance Agency’s guidance further requires that the FHLBs’ OTTI analyses be run on a common platform for the first quarter of 2009. Consistent with this requirement, FHLBs holding one or more of these types of private-label MBS must use the FHLB of Chicago’s (“FHLB Chicago”) platform. FHLB Chicago has provided such FHLBs (including our Bank) with the related modeling assumptions and cash flow analysis for purposes of analyzing credit losses and determining OTTI on such MBS.

For the period ending March 31, 2009, we completed our OTTI analysis and made our impairment determination utilizing the risk model and loan performance data source specified in the Finance Agency guidance, as well as the assumptions provided by FHLB San Francisco and FHLB Chicago, with the following exceptions. For two subprime private-label MBS that we held in common with another FHLB, neither FHLB San Francisco nor FHLB Chicago was able to perform the necessary cash flow analysis using the specified third-party risk model. However, we were able to perform the necessary cash flow analysis using a different third-party model and determined that neither MBS was OTTI. Pursuant to the Finance Agency’s guidance, we then consulted with the other FHLB with respect to the commonly held security and verified consistency in our respective determinations regarding OTTI. See Note 2 to our financial statements and “Critical Accounting Policies and Estimates” and “Risk Management – Credit Risk Management – Investments” herein for more information.

Risk Management

The United States residential mortgage market weakened substantially during the second half of 2007, and continued to deteriorate through the filing of this report. The various factors that have caused this broad credit market deterioration in the housing and mortgage markets have continued to worsen. During that time, risk aversion escalated in the marketplace for mortgage-related securities. Additionally, MBS have been subject to numerous NRSRO downgrades. Concern over the impact of the declining credit performance of mortgages and declining home prices has caused the mortgage credit markets to deteriorate considerably, and this deterioration has spread to the broader credit markets. In particular, the market for mortgage-related securities has been characterized by high levels of volatility and uncertainty, reduced demand and liquidity, significantly wider credit spreads, and sharply declining prices. MBS that were issued with AAA ratings are currently at risk of experiencing principal losses. See “OTTI Analysis” herein for more information on the write-down of our HTM due to this deterioration in the United States residential mortgage market.

The Federal Reserve attempted to prevent a serious and extended economic downturn resulting from these mortgage market difficulties by taking significant interest rate reduction and liquidity actions. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Financial Trends in the Capital Markets and Recent Accounting and Regulatory Developments – Regulatory Developments” in our 2008 Form 10-K for information on actions taken by the Federal government to ease the crisis in the credit markets.

We depend heavily on the residential mortgage market through the collateral securing Advances and holdings of mortgage-related assets. We have outstanding credit exposures related to the MPP, investments in agency debentures and private-label and agency MBS, Federal Funds Sold and derivatives which may be further impacted by the mortgage market deterioration.

We have the potential for exposure to a number of risks in pursuing our business objectives. One primary risk, market risk, is discussed in detail below under “Quantitative and Qualitative Disclosures about Market Risk.” Other critical risks may be broadly classified as credit, liquidity, operational, and business. Our credit risk management practices are discussed in the following section, and a detailed discussion of the policies and practices that have been established to manage these risk positions can be found in our 2008 Form 10-K in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management.”

Credit Risk Management

Credit risk is the risk that members or other counterparties may be unable to meet their contractual obligations or that the value of an obligation will decline as a result of deterioration in creditworthiness. We face credit risk on Advances and other credit products, investments, mortgage loans, derivative financial instruments, and AHP grants. The most important step in the management of credit risk is the initial decision to extend credit. We also manage credit risk by following established policies, evaluating the creditworthiness of our members and counterparties, and utilizing collateral agreements and settlement netting. Periodic monitoring of members and other counterparties is performed for all areas where we are exposed to credit risk.

Advances. We manage our exposure to credit risk on Advances through a combination of our secured interest in assets pledged by the borrowing member and ongoing reviews of our borrowers’ financial condition. Section 10(a) of the Bank Act prohibits us from making Advances without sufficient collateral to secure the Advance. Although we have never experienced a credit loss on an Advance to a member in over 75 years of existence, the continuing deterioration in the housing market has increased our credit risk and led us to enhance our collateral review and monitoring. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Advances” in our 2008 Form 10-K for more information on our credit risk management on Advances.

The following table provides information regarding credit products outstanding with members and non-member borrowers based on reporting status at March 31, 2009, along with their corresponding collateral balances. The table only lists collateral that is identified and pledged by members and non-member borrowers with outstanding credit products at March 31, 2009, and does not include all assets against which we have a lien pursuant to our security agreement and UCC filings.

Credit Products Outstanding and Collateral Pledged by Borrower Collateral Status

As of March 31, 2009

($ amounts in thousands, at face value)

	# of Borrowers	Credit Outstanding(1)	1st Lien Residential	ORERC/CDFI(2)	Securities/ Delivery	Total Collateral	Lendable Value(3)	Average Collateral Ratios(4)
Blanket	92	$3,327,351	$7,843,037	$1,878,189	$2,820	$9,724,046	$6,013,692	292.3%
Hybrid	73	4,664,364	6,344,578	3,681,131	1,729,617	11,755,326	7,363,505	252.0%
Listings	95	8,179,265	14,156,536	5,349,259	2,665,292	22,171,087	14,321,397	271.1%
Physical/Delivery	41	11,165,880	8,352,660	4,074,948	8,410,823	20,838,431	14,642,094	186.6%

Total	301	$27,336,860	$36,696,811	$14,983,527	$12,808,552	$64,488,890	$42,340,688	235.9%

6.4% of borrowers of Hybrid 1st Lien Residential are on Listings

3.8% of borrowers of Hybrid ORERC/CDFI are on Listings

0.7% of ORERC/CDFI loans are CDFI

0.3% of Securities Pledged include Cash and/or Mutual Funds

(1)	Credit outstanding includes Advances (at par value), outstanding lines of credit and outstanding letters of credit.

(2)	ORERC is other real estate related collateral; CDFI are community development financial institutions.

(3)	Lendable Value is the member’s borrowing capacity based upon collateral pledged after a market value has been estimated (excluding blanket-pledged collateral) and a collateral ratio adjustment has been applied.

(4)	These are averages of total collateral to credit outstanding for all of our members – individual members may have collateral ratios that are higher or lower than these percentages.

Credit risk can be magnified if the lender concentrates its portfolio in a few borrowers. Because of our limited territory, Indiana and Michigan, and because of continuing consolidation among the financial institutions that comprise the members of the 12 FHLBs, we have only a limited pool of large borrowers. As of March 31, 2009, our top two borrowers held 30.5% of total Advances outstanding, at par. One of these borrowers is a former member with $3.0 billion or 11.1% of total Advances outstanding, at par; $1.5 billion of these Advances are scheduled to mature during 2009. Because of this concentration in Advances, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we analyze the implications to our financial management and profitability if we were to lose the business of one or more of these borrowers.

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

Investments. We are also exposed to credit risk through our investment portfolios. The Risk Management Policy approved by our board restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The continuing deterioration in the housing and capital markets has led to increased credit risk from our short-term unsecured investment portfolio due to the potential adverse financial impact on the domestic and foreign banks which are our counterparties. We place funds with large, high-quality financial institutions with long-term credit ratings of BBB or higher on an unsecured basis for terms of up to 275 days; most placements mature within 90 days. We actively monitor counterparty ratings, performance, and capital adequacy of these counterparties in an effort to mitigate unsecured credit risk on the short-term investments. At March 31, 2009, our unsecured credit exposure, including accrued interest related to investment securities and money-market instruments, was $9.3 billion to 23 counterparties and issuers, including $5.2 billion of Federal Funds Sold that mature overnight.

Our long-term investments consist of residential and commercial MBS and ABS. Our ABS include both manufactured housing and home equity loans. We also are subject to secured credit risk related to MBS, ABS, and state and local housing finance agency obligations that are directly or indirectly supported by underlying mortgage loans. Investments in MBS and ABS may be purchased as long as the balance of outstanding MBS/ABS is equal to or less than 300 percent of our Total Regulatory Capital, and must be rated AAA at the time of purchase. Housing finance agency bonds must carry a credit rating of AA or higher as of the date of purchase.

The deterioration of the mortgage market has resulted in a sharply higher risk of loss on investments, particularly MBS and ABS, which are tied to the mortgage market.

The following tables present credit ratings by investment activity as of March 31, 2009, and December 31, 2008. See “Characteristics of Private-label MBS and ABS in a Gross Unrealized Loss Position” for information on any rating changes that have occurred subsequent to March 31, 2009.

Credit Ratings of Investments at Carrying Value As of March 31, 2009 ($ amounts in thousands)

Investment category	AAA	AA	A	BBB	BB	B	Total
Money-market instruments
Interest-Bearing Deposits	$—	$76	$—	$—	$—	$—	$76
Federal Funds Sold(1)	497,000	7,398,000	1,882,000	37,000	—	—	9,814,000

Total money-market instruments	497,000	7,398,076	1,882,000	37,000	—	—	9,814,076

Available-for-Sale Securities	1,807,090	—	—	—	—	—	1,807,090

Held-to-Maturity Securities
GSE debenture	100,000	—	—	—	—	—	100,000
State or local housing-finance-agency obligations	495	—	—	—	—	—	495
GSE MBS	2,171,928	—	—	—	—	—	2,171,928
Private-label MBS	2,698,143	188,373	98,609	273,811	321,825	296,780	3,877,541
ABS	—	23,097	—	—	2,885	1,160	27,142
Other (2)	1,672,105	—	—	—	—	—	1,672,105

Total Held-to-Maturity Securities	6,642,671	211,470	98,609	273,811	324,710	297,940	7,849,211

Total investments	$8,946,761	$7,609,546	$1,980,609	$310,811	$324,710	$297,940	$19,470,377

Percentage of total	45.9%	39.1%	10.2%	1.6%	1.7%	1.5%	100.0%

Credit Ratings of Investments at Carrying Value As of December 31, 2008 ($ amounts in thousands)

Investment category	AAA	AA	A	BBB	BB	B	Total
Money-market instruments
Interest-Bearing Deposits	$—	$47	$—	$—	$—	$—	$47
Federal Funds Sold(1)	318,000	5,259,000	1,610,000	36,000	—	—	7,223,000

Total money-market instruments	318,000	5,259,047	1,610,000	36,000	—	—	7,223,047

Available-for-Sale Securities	1,842,377	—	—	—	—	—	1,842,377

Held-to-Maturity Securities
GSE debenture	—	—	—	—	—	—	—
State or local housing-finance-agency obligations	885	—	—	—	—	—	885
GSE MBS	2,158,718	—	—	—	—	—	2,158,718
Private-label MBS	3,644,529	203,414	158,987	135,496	361,983	—	4,504,409
ABS	—	23,991	—	4,198	—	—	28,189
Other	—	—	—	—	—	—	—

Total Held-to-Maturity Securities	5,804,132	227,405	158,987	139,694	361,983	—	6,692,201

Total investments	$7,964,509	$5,486,452	$1,768,987	$175,694	$361,983	$—	$15,757,625

Percentage of total	50.6%	34.8%	11.2%	1.1%	2.3%	0.0%	100.0%

(1)	Includes Federal Funds Sold that that are rated AAA and guaranteed by the FDIC and backed by the full faith and credit of the United States under the TLGP.

(2)	Includes corporate debentures guaranteed by the FDIC and backed by the full faith and credit of the United States under the TLGP.

Applicable rating levels are determined using the lowest relevant long-term rating from S&P, Moody’s and Fitch. For example, the highest S&P rating level is AAA, the second-highest is AA, the third highest is A, and the fourth highest is BBB. In addition, rating modifiers are ignored when determining the applicable rating level for a given counterparty.

Prices of many of our private-label MBS and ABS dropped dramatically during the year ended December 31, 2008, as delinquencies and foreclosures affecting the loans underlying these securities continued to worsen and as credit markets became highly illiquid. The prices have remained relatively stable during the first quarter of 2009. The following graph demonstrates how average prices changed with respect to the securities held in our MBS and ABS portfolio since September 2007.

In 2008 and the first three months of 2009, delinquency and foreclosure rates increased significantly nationwide, a trend that has continued through the date of this report and that we expect to continue through 2009. Moreover, home prices have fallen in most areas, increasing the likelihood and magnitude of potential losses to lenders on foreclosed real estate. The widespread impact of these trends has led to the recognition of significant losses by financial institutions (including commercial banks, investment banks, and financial guaranty providers) and other investors. Uncertainty as to the depth and duration of these trends has led to a significant reduction in the market values of securities backed by mortgages and has elevated the potential for OTTI on some of these securities. The fair values of our MBS and ABS are based on market prices collected from multiple nationally-recognized pricing vendors. The prices of the MBS and ABS are reviewed on a monthly basis by our management. For March 31, 2009, we did not use any dealer quotes or manually calculated prices.

Other-Than-Temporary Impairment on Investment Securities.

As of March 31, 2009, we have no MBS classified as AFS. All of our AFS are agency debentures. We have no unrealized losses, and therefore have no OTTI on our AFS portfolio.

As of March 31, 2009, all of our MBS are classified as HTM. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities before the anticipated recovery of each security’s remaining amortized cost basis. We actively monitor the credit quality of our MBS to evaluate our exposure to the risk of loss on these investments. Through March 31, 2009, we recognized $18.6 million of credit-related OTTI charges in earnings related to four private-label MBS classified as HTM after we determined that it was likely that we would not recover the entire amortized cost of each of these securities. If delinquency and/or loss rates on mortgages continue to increase, and/or a rapid decline in residential real estate values continues, we could experience further reduced yields or additional losses on our investment securities.

The contractual cash flows of our agency MBS, agency debentures, and corporate debentures guaranteed by the FDIC are guaranteed by an agency of the United States government. Accordingly, it is expected that these investments would not be settled at a price less than their amortized cost bases. In addition, all of these investments had a credit rating of AAA at March 31, 2009. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we intend to hold these securities to maturity and will not be required to sell the securities before recovery of their amortized cost bases, which may be maturity, we do not consider these investments to be OTTI at March 31, 2009.

MBS and ABS must be rated AAA at the time of purchase, and state and local housing finance agency obligations must be rated AA or higher at the time of purchase. Each of the securities contains one or more of the following forms of credit protection:

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

We evaluate our securities portfolio to determine whether any of the investment securities that are impaired are considered OTTI. As part of this process, we consider our intent to sell each debt security and whether it is more likely than not that we will be required to sell the security before its anticipated recovery. If either of these conditions is met, we recognize an OTTI charge in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the Statement of Condition date. For securities that meet neither of these conditions, we perform an analysis to determine if any of these securities are at risk for OTTI. The difference between our best estimate of the present value of the cash flows likely to be collected and the amortized cost basis is considered the credit loss.

If we determine that an OTTI exists, we account for the investment security as if it had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in Other Income (Loss). The difference between the new amortized cost basis and the cash flows expected to be collected is accreted into interest income prospectively over the remaining life of the investment security based on the amount and timing of future estimated cash flows (with no additional effect on earnings unless the security is subsequently sold or there are additional decreases in cash flows expected to be collected). Cash flows expected to be collected represent the cash flows that we are likely to collect after a careful assessment of all available information about each individual security at risk for OTTI, such as various securities’ characteristics including, but not limited to, the following: the credit rating and related outlook or status; the creditworthiness of the issuers of the agency debt securities; the strength of the GSE’s guarantees of the holdings of agency MBS the underlying type of collateral; the duration and level of the unrealized loss; any credit enhancements or insurance; and certain other collateral-related characteristics such as FICO® credit scores, delinquency rates and the security’s performance. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment. Beginning in the first quarter of

2009, to promote consistency in determination of the OTTI for investment securities among all FHLBs, we used the prescribed key modeling assumptions for purposes of our cash flow analysis. A significant input to such analysis is the forecast of housing price changes for the relevant states and metropolitan statistical areas, which is based on an assessment of the relevant housing market. In response to the ongoing deterioration in housing prices, credit market stress, and weakness in the U.S. economy in the first quarter of 2009, which continued to affect the credit quality of the collateral, we modified certain assumptions in our cash flow model to reflect higher default rates, more extreme loss severities, and more moderate rates of housing price recovery than were used in our previous analysis. The loan level cash flows and losses are allocated to various security classes, including the security classes owned by our Bank, based on the cash flow and loss allocation rules of the individual security. These assumptions have a significant effect on determining whether any of the investment securities are OTTI, and the reported fair value of our private-label MBS and home equity loan investments, and the income and expense related thereto. The use of different assumptions, as well as changes in market conditions, could result in materially different net income and retained earnings.

For our non-agency MBS, we evaluated certain risk factors in order to identify those investments which should be subjected to a detailed cash flow analysis to determine the cash flows that are likely to be collected. The risk factors used in selecting each of these securities for further analysis included: the magnitude of the security’s estimated fair value discount as a percentage of the security’s carrying value, adverse rating agency actions on the security, and a variety of criteria related to the credit performance of the underlying collateral, including the ratio of seriously delinquent loans to credit enhancement and other considerations deemed necessary. We identified 44 at-risk securities out of the 90 non-agency MBS in our portfolio. For each of these at-risk securities, we performed a cash flow analysis using models that project prepayments, default rates, and loss severities on the collateral supporting our security, based on underlying loan-level borrower and loan characteristics, expected housing price changes, and interest rate assumptions. These loan level cash flows and losses were then allocated to various security classes, including the security class(es) we own, based on the cash flow and loss allocation rules of the individual security. We use these models to estimate the expected cash flows from our securities as part of our process for assessing whether it is more likely than not that we will not collect all of the contractual amounts due. These assumptions have a significant effect on determining whether any of the investment securities are considered OTTI, and the income and expense related thereto. The use of different assumptions, as well as changes in market conditions, could result in materially different Net Income and Retained Earnings.

Based on our analyses and reviews, we determined, in accordance with SFAS 115-2 and SFAS 124-2, that four of our non-agency MBS (2007 vintage) were considered OTTI at March 31, 2009, because we determined it was more likely than not that we would not collect all of the contractual amounts due on each of these securities. As of March 31, 2009, the credit loss on these securities was $18.6 million based on the present value of projected future cash flows as compared to the amortized cost. This OTTI charge was reflected in Other Income (Loss) in the first quarter of 2009. The corresponding non-credit loss component of this OTTI charge is reflected in OCI as shown in the table below ($ amount in thousands).

		Unpaid	Carrying	Impairment	Impairment	Total OTTI	Carrying
	Number of	Principal	Value Prior	Related to	Related to	Impairment	Value After
March 31, 2009	Securities	Balance	to Impairment	Credit Loss(2)	Non-credit Loss(3)	Charge(4)	Impairment
OTTI HTM
Private-label MBS – Prime(1)	4	$323,520	$322,684	$18,550	$128,742	$147,292	$175,392

Total OTTI HTM	4	$323,520	$322,684	$18,550	$128,742	$147,292	$175,392

(1)	We classify private-label MBS as prime, Alt-A, or subprime based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS.

(2)	Credit losses were recognized in earnings upon OTTI at March 31, 2009.

(3)	Non-credit losses were recognized in OCI upon OTTI at March 31, 2009.

(4)	These amounts relate to unrealized losses that have existed for 12 months or greater.

The remaining 46 non-agency MBS that were not subjected to the cash flow analyses described above, because they were not identified as at-risk securities, have experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, and credit deterioration in the U.S. mortgage markets. However, the decline is considered temporary as we expect to recover the entire amortized cost basis on the remaining HTM in unrealized loss position. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities before our anticipated recovery of the remaining amortized cost basis.

The following table provides additional information related to our private-label MBS and ABS, indicating whether the underlying mortgage collateral was considered to be prime, Alt-A, or subprime residential MBS (“RMBS”) based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance, or is backed by home equity loans, manufactured housing, or commercial MBS (“CMBS”).

Private-label MBS and ABS

As of March 31, 2009

($ amounts in thousands)

	Par Value	Carrying Value	Gross Unrealized losses	Weighted-average Collateral Delinquency(2)
Prime RMBS
Investment grade
AAA-rated	$2,635,266	$2,560,668	$(441,738)	3.1%
AA-rated	188,718	188,373	(17,844)	2.5%
A-rated	98,809	98,609	(20,153)	6.0%
BBB-rated	225,861	225,002	(29,605)	4.6%

Sub-total Prime RMBS investment grade	3,148,654	3,072,652	(509,340)	3.3%

Below investment grade
BB-rated	373,873	321,825	(80,245)	8.2%
B-rated	234,181	206,235	(60,808)	8.7%

Sub-total Prime RMBS below investment grade	608,054	528,060	(141,053)	8.4%

Total Prime RMBS	3,756,708	3,600,712	(650,393)	4.1%

Alt-A RMBS
Investment grade
AAA-rated	94,222	93,489	(14,031)	3.8%
BBB-rated	48,903	48,809	(6,275)	2.8%

Sub-total Alt-A RMBS investment grade	143,125	142,298	(20,306)	3.5%

Below investment grade
B-rated	90,962	90,545	(15,741)	10.3%

Sub-total Alt-A RMBS below investment grade	90,962	90,545	(15,741)	10.3%

Total Alt-A RMBS	234,087	232,843	(36,047)	6.1%

Subprime RMBS(1)
Investment grade
AAA-rated	411	411	(42)	21.8%

Total Subprime RMBS	411	411	(42)	21.8%

Home Equity
Below investment grade
BB-rated	2,929	2,885	(332)	26.2%
B-rated	1,179	1,160	(356)	28.9%

Sub-total Home Equity below investment grade	4,108	4,045	(688)	27.0%

Total Home Equity	4,108	4,045	(688)	27.0%

Manufactured Housing(1)
Investment grade
AA-rated	23,169	23,097	(8,185)	2.8%

Total Manufactured Housing	23,169	23,097	(8,185)	2.8%

CMBS(1)
Investment grade
AAA-rated	43,575	43,575	(72)	1.2%

Total CMBS	43,575	43,575	(72)	1.2%

Total Private-label MBS	$4,062,058	$3,904,683	$(695,427)	4.2%

(1)	We held no securities in this classification rated below investment grade at March 31, 2009.

(2)	Includes delinquencies of 60 days and more, foreclosures, real estate owned and bankruptcies, weighted by par value based on loan groups for certain bonds.

While there is no universally accepted definition for prime, Alt-A or subprime underwriting standards, MBS and ABS are classified as prime, Alt-A or subprime based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance. In general, prime underwriting implies a borrower who has documented their income, who does not have a history of delinquent payments and who has a loan amount that is at or less than 80% of the market value of the house at the origination date, while Alt-A underwriting implies a prime borrower who has limited income documentation and/or a loan-to-value ratio of higher than 80%, among other factors. We do not hold any collateralized debt obligations. All MBS and ABS were rated AAA at the date of purchase.

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

Collateral Characteristics

Private-label RMBS and ABS

As of March 31, 2009

Weighted average	Prime	Alt-A	Subprime
Original FICO® scores	738	718	n/a (2)
Original LTV ratio	68.5%	68.0%	78.5%
Interest-only composition	42.2%	10.0%	0.0%
Investment property composition	0.9%	4.3%	0.0%
Delinquency rate(1)	4.1%	6.1%	6.7%
Current credit support	6.6%	7.1%	38.6%

(1)	Includes delinquencies of 60 days and more, foreclosures, real estate owned and bankruptcies, weighted by par value based on loan groups for certain bonds.

(2)	Original FICO® scores are not available for certain bonds.

The following table provides the five states with the highest concentration for our private-label MBS and ABS.

Geographic Concentration of Collateral Securing Private-label MBS and ABS

Top Five States

As of March 31, 2009

% of Total Par
California	49.1%
New York	6.2%
Florida	4.1%
Virginia	3.9%
New Jersey	3.2%
All other	33.5%

Total	100.0%

The following table provides the amount of fixed- and variable-rate MBS and ABS in our private-label MBS and ABS portfolio, indicating whether the underlying mortgage collateral is considered to be prime, Alt-A, or subprime RMBS at the time of issuance or is backed by home equity loans, manufactured housing, or CMBS. Variable rate MBS and ABS include those with a contractual coupon rate that, prior to contractual maturity, is either scheduled to change or is subject to change.

Characteristics of Private-label MBS and ABS by Type of Collateral

Par Value

($ amounts in thousands)

	March 31, 2009			December 31, 2008
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
RMBS
Prime loans	$2,383,670	$1,373,038	$3,756,708	$2,590,858	$1,609,024	$4,199,882
Alt-A loans	234,087	—	234,087	251,506	—	251,506
Subprime loans	—	411	411	—	411	411

Total RMBS	2,617,757	1,373,449	3,991,206	2,842,364	1,609,435	4,451,799

CMBS(1)
Prime loans	43,575	—	43,575	64,771	—	64,771

Total CMBS	43,575	—	43,575	64,771	—	64,771

Home Equity Loans(2)
Subprime loans	—	4,108	4,108	—	4,265	4,265

Total Home Equity Loans	—	4,108	4,108	—	4,265	4,265

Manufactured Housing(2)
Subprime Loans	23,169	—	23,169	24,066	—	24,066

Total Manufactured Housing Loans	23,169	—	23,169	24,066	—	24,066

Total par	$2,684,501	$1,377,557	$4,062,058	$2,931,201	$1,613,700	$4,544,901

(1)	Our CMBS are all prime.

(2)	Our home equity and manufactured housing loans are all subprime.

The following table provides information about the credit statistics of our private-label MBS and ABS:

Credit Statistics on Private-label MBS and ABS

($ amounts in thousands)

	March 31, 2009	December 31, 2008
Delinquency Rates(1)
MBS backed by:
Prime(2)	4.1%	2.5%
Alt-A	6.1%	4.1%
Subprime	6.7%	2.7%

Cumulative Loss(3)
MBS backed by:
Prime	0.2%	0.1%
Alt-A	0.2%	0.1%
Subprime	11.1%	11.0%

Gross unrealized losses	$(695,427)	$(759,959)

(1)	Includes delinquencies of 60 days and more, foreclosures, real estate owned and bankruptcies, weighted by par value.

(2)	Prime includes only private-label RMBS backed by prime loans.

(3)	This is the cumulative loss of the underlying collateral in the MBS or ABS deal since the date of issuance.

See “Analysis of Financial Condition – Held-to-Maturity Securities” herein for more information on the unrealized losses on our private-label MBS.

The following table provides information about private-label RMBS with underlying collateral containing interest-only loans indicating whether the underlying collateral is considered prime, prime with mandatory redemption or Alt-A and characterizing the RMBS as either fixed rate or variable rate. Interest-only loans with a contractual coupon rate that, prior to contractual maturity, are either scheduled to change or are subject to change, are included in the variable rate column. The RMBS with mandatory redemption provisions are scheduled for redemption during 2009 and 2010. The table also shows the weighted average percentage based on total private-label RMBS.

Private-label RMBS Interest-Only Characteristics

Par Value

($ amounts in thousands)

	March 31, 2009						December 31, 2008
	Fixed Rate		Variable Rate		Total		Fixed Rate		Variable Rate		Total
Prime	$331,322	8.3%	$982,868	24.6%	$1,314,190	32.9%	$349,157	7.7%	$1,004,186	22.1%	$1,353,343	29.8%
Prime with mandatory redemption	—	0.0%	271,510	6.8%	271,510	6.8%	—	0.0%	439,411	9.7%	439,411	9.7%
Alt-A	23,414	0.6%	—	0.0%	23,414	0.6%	24,137	0.5%	—	0.0%	24,137	0.5%

Total	$354,736	8.9%	$1,254,378	31.4%	$1,609,114	40.3%	$373,294	8.2%	$1,443,597	31.8%	$1,816,891	40.0%

The following table provides information regarding our private-label MBS and ABS by year of issuance, underlying collateral performance, and the credit enhancement statistics for our private-label MBS and ABS.

Private-label MBS and ABS Underlying Collateral Performance and Credit Enhancement Statistics

By Year of Securitization

As of March 31, 2009

($ amounts in thousands)

RMBS	Weighted Average Price	Fair Value	Carrying Value	Gross Unrealized Loss	Weighted Average Original Credit Support	Weighted- Average Credit Support	Minimum Credit Support[1]	Weighted Average Collateral Delinquency 60 or more days[2]
Prime
2007	71.63	$587,648	$671,266	$(212,360)	6.9%	7.2%	3.6%	8.3%
2006	82.85	380,754	458,406	(77,652)	4.2%	5.0%	4.0%	5.9%
2005	77.71	804,135	1,031,696	(227,561)	5.6%	7.4%	3.1%	3.9%
2004	89.17	638,664	715,218	(76,554)	3.0%	5.7%	3.3%	1.3%
2003 and prior	92.03	667,860	724,126	(56,266)	2.2%	6.5%	1.8%	1.1%

Sub-total Prime	81.96	3,079,061	3,600,712	(650,393)	4.6%	6.6%	1.8%	4.1%

Alt-A
2005	83.89	117,338	139,354	(22,016)	5.1%	6.5%	4.5%	7.7%
2003 and prior	84.33	79,458	93,489	(14,031)	3.0%	7.9%	3.4%	3.8%

Sub-total Alt-A	84.07	196,796	232,843	(36,047)	4.3%	7.1%	3.4%	6.1%

Subprime
2003 and prior	89.89	369	411	(42)	23.0%	76.0%	76.0%	21.8%

Sub-total Subprime	89.89	369	411	(42)	23.0%	76.0%	76.0%	21.8%

Home Equity(3) ,(4)
2003 and prior	81.71	3,357	4,045	(688)	100.0%	100.0%	100.0%	27.0%

Sub-total Home Equity	81.71	3,357	4,045	(688)	100.0%	100.0%	100.0%	27.0%

Manufactured Housing(4)
2003 and prior	64.36	14,912	23,097	(8,185)	27.7%	27.1%	27.1%	2.8%

Sub-total Manufactured Housing	64.36	14,912	23,097	(8,185)	27.7%	27.1%	27.1%	2.8%

CMBS(5)
2003 and prior	99.83	43,503	43,575	(72)	36.6%	63.7%	63.3%	1.2%

Sub-total CMBS	99.83	43,503	43,575	(72)	36.6%	63.7%	63.3%	1.2%

Total Private-label MBS	82.18	$3,337,998	$3,904,683	$(695,427)	5.1%	7.4%	1.8%	4.2%

(1)	Includes the bond with the lowest credit support percentage in each vintage.

(2)	Includes delinquencies of 60 days and more, foreclosures, real estate owned and bankruptcies, weighted by par value based on loan groups for certain bonds.

(3)	The credit support for the home equity bonds is provided by MBIA Insurance Corporation.

(4)	Our home equity and manufactured housing bonds are all subprime.

(5)	Our CMBS are all prime.

The following table provides information about the collateral underlying our private-label MBS and ABS based on the lowest rating from the three NRSROs.

Private-label MBS and ABS Credit Ratings By Year of Securitization

As of March 31, 2009

($ amounts in thousands)

	Par by Lowest Long-Term Rating
RMBS	AAA	AA	A	BBB	BB	B	Total
Prime
2007	$138,858	$80,156	$43,760	$—	$323,449	$234,181	$820,404
2006	118,292	108,562	55,049	127,254	50,424	—	459,581
2005	936,197	—	—	98,606	—	—	1,034,803
2004	716,215	—	—	—	—	—	716,215
2003 and prior	725,705	—	—	—	—	—	725,705

Sub-total Prime	2,635,267	188,718	98,809	225,860	373,873	234,181	3,756,708

Alt-A
2005	—	—	—	48,903	—	90,962	139,865
2003 and prior	94,222	—	—	—	—	—	94,222

Sub-total Alt-A	94,222	—	—	48,903	—	90,962	234,087

Subprime
2003 and prior	411	—	—	—	—	—	411

Sub-total Subprime	411	—	—	—	—	—	411

Home Equity(1)
2003 and prior	—	—	—	—	2,929	1,179	4,108

Sub-total Home Equity	—	—	—	—	2,929	1,179	4,108

Manufactured Housing(1)
2003 and prior	—	23,169	—	—	—	—	23,169

Sub-total Manufactured Housing	—	23,169	—	—	—	—	23,169

CMBS(2)
2003 and prior	43,575	—	—	—	—	—	43,575

Sub-total CMBS	43,575	—	—	—	—	—	43,575

Total Private-label MBS	$2,773,475	$211,887	$98,809	$274,763	$376,802	$326,322	$4,062,058

(1)	Our home equity and manufactured housing bonds are all subprime.

(2)	Our CMBS are all prime.

The following table provides the weighted average fair value as a percentage of par for our private-label MBS and ABS, indicating whether the underlying mortgage collateral is considered to be prime, Alt-A, or subprime RMBS at the time of issuance or is backed by home equity loans, manufactured housing, or CMBS. Additionally, the amounts outstanding are stratified by year of issuance of the security.

Fair Value as a Percentage of Par By Year of Securitization

	March 31,	December 31,	September 30,	June 30,	March 31,
RMBS	2009	2008	2008	2008	2008
Prime
2007	71.6%	73.2%	85.5%	95.1%	98.4%
2006	82.8%	83.2%	95.5%	97.9%	98.5%
2005	77.7%	80.1%	92.7%	96.8%	96.8%
2004	89.2%	88.3%	93.9%	95.1%	96.7%
2003 and prior	92.0%	90.2%	92.4%	95.3%	96.3%

Weighted-average of all Prime	82.0%	82.9%	91.8%	95.9%	97.1%

Alt-A
2005	83.9%	82.9%	92.4%	94.7%	95.0%
2003 and prior	84.3%	82.9%	84.9%	86.6%	87.9%

Weighted-average of all Alt-A	84.1%	82.9%	89.4%	91.4%	92.1%

Subprime
2003 and prior	89.9%	90.7%	98.9%	98.9%	98.7%

Weighted-average of all Subprime	89.9%	90.7%	98.9%	98.9%	98.7%

Home Equity(1)
2003 and prior	81.7%	83.0%	84.8%	76.3%	88.4%

Weighted-average of all Home Equity	81.7%	83.0%	84.8%	76.3%	88.4%

Manufactured Housing(1)
2003 and prior	64.4%	64.4%	79.9%	90.2%	87.2%

Weighted-average of all Manufactured Housing	64.4%	64.4%	79.9%	90.2%	87.2%

CMBS (2)
2003 and prior	99.8%	99.3%	99.9%	100.8%	100.7%

Weighted-average of all CMBS	99.8%	99.3%	99.9%	100.8%	100.7%

Weighted-average of all Private-label MBS	82.2%	83.0%	91.8%	95.7%	96.9%

(1)	Our home equity and manufactured housing bonds are all subprime.

(2)	Our CMBS are all prime.

The following table provides information about the characteristics of our private-label MBS and ABS that are in a gross unrealized loss position.

Characteristics of Private-label MBS and ABS in a Gross Unrealized Loss Position

($ amounts in thousands)

	As of March 31, 2009					As of May 8, 2009
	Par Value	Carrying Value	Gross Unrealized losses	Weighted-average Collateral Delinquency(3)	Percentage Rated AAA	% Rated AAA	Current % Investment Grade	% Below Investment Grade(4)	Current % Watchlist
RMBS backed by:
First lien Prime loans	$3,756,708	$3,600,712	$(650,393)	4.1%	70.1%	58.4%	78.0%	22.0%	40.8%
First lien Alt-A loans	234,087	232,843	(36,047)	6.1%	40.3%	32.9%	61.1%	38.9%	0.0%
First lien Subprime loans	411	411	(42)	21.8%	100.0%	100.0%	100.0%	0.0%	0.0%

Total private-label RMBS	3,991,206	3,833,966	(686,482)	4.2%	68.4%	56.9%	77.0%	23.0%	38.7%

CMBS backed by(1):
First lien Prime loans	43,575	43,575	(72)	1.2%	100.0%	100.0%	100.0%	0.0%	0.0%

Total private-label CMBS	43,575	43,575	(72)	1.2%	100.0%	100.0%	100.0%	0.0%	0.0%

Home equity loans backed by(2):
Second lien Subprime loans	4,108	4,045	(688)	27.0%	0.0%	0.0%	0.0%	100.0%	0.0%

Total home equity loans	4,108	4,045	(688)	27.0%	0.0%	0.0%	0.0%	100.0%	0.0%

Manufactured housing loans backed by:(2)
First lien Subprime loans	23,169	23,097	(8,185)	2.8%	0.0%	0.0%	100.0%	0.0%	0.0%

Total manufactured housing loans	23,169	23,097	(8,185)	2.8%	0.0%	0.0%	100.0%	0.0%	0.0%

Total Private-label MBS	$4,062,058	$3,904,683	$(695,427)	4.2%	68.3%	57.0%	77.3%	22.7%	37.7%

(1)	At March 31, 2009, we held no securities in this classification backed by Alt-A or subprime loans.

(2)	At March 31, 2009, we held no securities in this classification backed by prime or Alt-A loans.

(3)	Includes delinquencies of 60 days and more, foreclosures, real estate owned and bankruptcies, weighted by par value based on loan groups for certain bonds.

(4)	First lien Prime loans include two securities with ratings lower than B. One of these two securities was rated CCC with a par value of $85.3 million, and the other security was rated CC with a par value of $82.1 million. These two securities comprise 4.2% of Private-label RMBS.

Our home equity loans are insured by MBIA Insurance Corporation. The bond insurance on these investments guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool.

The following table provides the credit ratings of our third-party bond insurer, along with the amount of investment securities insured as of March 31, 2009.

Investments Insured by Financial Guarantors

Par Values as of March 31, 2009

($ amounts in thousands)

Insurer Financial Strength Ratings(1)

Financial Guarantor	S&P	Moody’s	Fitch	Amount Insured
MBIA Insurance Corporation	BBB+	B3	Not rated	$4,108

(1)	Credit ratings are as of May 8, 2009.

MPP. We are exposed to credit risk on loans purchased from members through the MPP. Loans purchased from one former member, Bank of America NA, contributed interest income that exceeded 10% of our total interest income for the three months ended March 31, 2009. Total mortgage loans outstanding as of March 31, 2009, purchased from Bank of America NA were $3.4 billion or 40.0% of total mortgage loans outstanding, at par. The amount of imputed interest income earned during the three months ended March 31, 2009, from mortgage loans purchased from Bank of America NA was $45.7 million or 12.7% of total interest income.

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

FHA loans comprise 8.0% of our outstanding MPP loans. These loans are backed by the FHA and generally are 100% United States government-insured; therefore, we do not require either LRA or SMI coverage for these loans.

Our primary management of credit risk in MPP involves the mortgage assets themselves (i.e., homeowners’ equity) and additional layers of credit enhancements for our conventional loans. Credit enhancements include (in order of priority):

•	Primary mortgage insurance (when applicable mortgages with loan-to-value ratios greater than 80% at the time of purchase);

•	LRA as described below (for conventional loans); and

•	SMI (as applicable) purchased by the seller (for conventional loans) from a third party provider naming us as the beneficiary.

If all credit enhancements are depleted, we will incur a loss.

For conventional loans, primary mortgage insurance, if applicable, covers losses or exposure down to approximately a loan-to-value ratio of between 65% and 80% based upon the original appraisal, original loan-to-value ratio, term, amount of primary mortgage insurance coverage, and characteristics of the loan.

In the MPP, we establish an LRA for each conventional pool of loans purchased that is funded over time from the monthly interest payments on the mortgages in that pool, and is recorded as an increase to Other Liabilities in the Statements of Condition. These funds are available to cover losses in excess of the borrower’s equity and primary mortgage insurance, if any, on the conventional loans we have purchased.

Generally, after five years, if the balance of the funds in the LRA exceeds the required balance, the excess amounts are distributed to the seller as set forth in the master commitment contract that establishes the LRA. Once an MPP pool has been outstanding for more than 11 years, a balance is not required to be maintained in the LRA with respect to that pool.

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

The following table presents changes in the LRA for the periods ended March 31, 2009, and December 31, 2008 ($ amounts in thousands):

	March 31, 2009	December 31, 2008
Balance of LRA at beginning of period	$21,892	$21,090
Collected through periodic interest payments	1,441	6,034
Disbursed for mortgage loan losses	(215)	(1,957)
Returned to the members	(269)	(3,275)

Balance of LRA at end of period	$22,849	$21,892

Based on the available data, we believe we have very little exposure to loans in the MPP that are considered to have characteristics of subprime or Alt-A loans. Further, we do not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy.

The following table presents an analysis of our loan portfolio:

Loan Portfolio Analysis

($ amounts in thousands)

	March 31, 2009	December 31, 2008
Mortgage Loans Held for Portfolio	$8,435,653	$8,780,098
Real estate owned(1)	$—	$1
Real estate mortgages past due 90 days or more and still accruing interest(2)	$60,545	$47,105
Foreclosures(3)	$65,843	$57,059

	Three Months ended March 31,
	2009	2008
Interest contractually due during the period	$114,073	$123,842
Interest actually received during the period	114,073	123,842

Shortfall(2)	$—	$—

(1)	Loans reflected as real estate owned include our residual participation in conventional loans not part of the MPP.

(2)	The monthly delinquency information reported is provided by the servicer through the master servicer one month after the actual mortgage loan balance activity.

(3)	Foreclosures include loans past due 180 days or more and still accruing interest.

Interest on MPP is advanced by the servicer based upon scheduled principal and interest payments and, therefore, will not reflect the actual shortfall associated with non-accruing loans. Under this arrangement, our servicers remit payments to us as scheduled whether or not payment is received from the borrower (known as scheduled/scheduled servicing agreements). Under actual/actual servicing agreements, the servicers remit payments only as they are received from the borrowers.

We place all conventional loans on non-accrual status when, using current information and events, we determine we will be unable to collect all principal and interest contractually due under the loan agreement. Loans remain on non-accrual status until the past-due status has been remedied. As of March 31, 2009, and December 31, 2008, we had no loans on non-accrual status. An FHA loan is not placed on non-accrual status when the collection of the contractual principal or interest is 90 days or more past due because of the United States government guarantee of the loan and the contractual obligation of the loan servicer for loans serviced on a scheduled/scheduled basis.

Loan Characteristics

The following table provides the weighted average FICO® scores and weighted average LTV at origination for MPP Loans outstanding at March 31, 2009, and December 31, 2008:

	March 31, 2009	December 31, 2008
Weighted average FICO® score	748	747
Weighted average LTV at origination	71%	71%

Loans in the MPP are dispersed geographically, as shown in the following table:

Geographic Concentration of MPP Loans (1), (2)

	March 31, 2009	December 31, 2008
Midwest	37.7%	37.2%
Northeast	10.9%	10.9%
Southeast	19.4%	19.5%
Southwest	19.8%	20.1%
West	12.2%	12.3%

Total	100.0%	100.0%

(1)	Percentages calculated based on the unpaid principal balance at the end of each period.

(2)	Midwest includes IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI.

Northeast includes CT, DE, MA, ME, NH, NJ, NY, PA, RI, VI and VT.

Southeast includes AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV.

Southwest includes AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT.

West includes AK, CA, HI, ID, MT, NV, OR, WA, and WY.

The top five states by concentration were as follows:

Concentration of MPP Loans by State

	March 31, 2009	December 31, 2008
Indiana	15.5%	15.5%
Michigan	11.2%	10.5%
California	8.3%	8.4%
Texas	6.3%	6.3%
Florida	5.4%	5.3%
All others	53.3%	54.0%

Total	100.0%	100.0%

The MPP mortgage loans held for portfolio are currently dispersed across all fifty states, the District of Columbia, and the United States Virgin Islands. No single zip code represented more than 1% of MPP loans outstanding at March 31, 2009, or December 31, 2008. It is likely that the concentration of MPP loans in our district states of Indiana and Michigan will increase in the future due to the loss of our three largest sellers that were our greatest sources of nationwide mortgages. See “The Economy and the Financial Services Industry” herein for more information on unemployment and foreclosure rates in Indiana and Michigan. The median outstanding balance of an MPP loan was approximately $137,000 at March 31, 2009, and $138,000 at December 31, 2008.

The following table presents the property types of the underlying mortgage assets:

Property Types of MPP Loans

($ amounts in thousands)

	March 31, 2009	December 31, 2008
Single-family	$7,125,207	$7,415,045
Planned unit development	757,088	794,944
Condominium	446,072	460,790
Multi-family	90,883	92,643
Manufactured housing	437	445

Total, at par	$8,419,687	$8,763,867

An analysis of real estate mortgages past due 90 days or more and still accruing interest and the percentage of those loans to the total real estate mortgages outstanding as of March 31, 2009, and December 31, 2008, is presented below:

Real Estate Mortgages Past Due 90 Days or More

($ amounts in thousands)

	As of March 31, 2009	As of December 31, 2008
Total conventional mortgage loan delinquencies	$35,379	$25,376
Total conventional mortgage loans outstanding, at par	$7,745,760	$8,063,632
Percentage of delinquent conventional loans	0.46%	0.31%
Total conventional mortgage loan in foreclosure, at par	$42,871	$35,888
Percentage of conventional loans in foreclosure(1)	0.55%	0.45%
Total FHA mortgage loan delinquencies	$25,166	$21,729
Total FHA mortgage loans outstanding, at par	$673,927	$700,235
Percentage of delinquent mortgage loans	3.73%	3.10%
Total FHA mortgage loan in foreclosure, at par	$22,972	$21,171
Percentage of FHA loans in foreclosure(1)	3.41%	3.02%

(1)	Foreclosures include loans past due 180 days or more and still accruing interest.

The 90-day delinquency ratio for conventional mortgages increased from 0.31% to 0.46%, and the percentage of conventional mortgages in foreclosure increased from 0.45% to 0.55% from December 31, 2008, to March 31, 2009. We expect the continued decline in the general economic conditions in the United States and, in particular, Indiana and Michigan, to result in further increases in the delinquencies in our portfolio. The conventional delinquency ratios are below the national average for conforming, fixed-rate mortgages.

For government-insured (FHA) mortgages, the delinquency rate is generally higher than for the conventional mortgages held in our portfolio. We rely on government insurance, which generally provides a 100% guarantee, as well as quality control processes, to maintain the credit quality of this portfolio. The 90-day delinquency ratio for FHA mortgages has increased from 3.10% to 3.73%, and the percentage of FHA loans in foreclosure increased from 3.02% to 3.41% during the first three months of 2009. This is due to the credit factors described above. Also, we have not purchased any FHA loans since August 2006.

Based on our analysis, and after consideration of LRA, SMI, and other credit enhancements, there was no allowance for credit losses on real estate mortgage loans at March 31, 2009, and December 31, 2008. Although we have had no loan charge-offs in 2008 or the first three months of 2009, our policy is to charge-off a loan against our loan loss reserve when, after foreclosure, the liquidation value of the real estate collateral plus credit enhancements does not cover our mortgage loan balance outstanding, or when an estimated or known loss exists. A loss contingency will be recorded when, in management’s judgment, it is probable that impairment has occurred and the amount of loss can be reasonably estimated. Probable impairment is defined as the point at which we estimate, using current information and events, that we will be unable to collect all principal and interest contractually due. For the four months ended April 30, 2009, we had losses of $81,000 on the MPP portfolio. While it is possible that we could experience losses in the future, the allowance for credit losses on mortgage loans acquired under MPP was $0 as of March 31, 2009.

We are exposed to credit risk if a primary mortgage insurance provider fails to fulfill its claims payment obligations to us. As of March 31, 2009, we were the beneficiary of primary mortgage insurance coverage on $0.9 billion of conventional mortgage loans. We have analyzed our potential loss exposure to all of the mortgage insurance companies and do not expect incremental losses due to the decline in mortgage insurance company ratings. This expectation is based on the credit-enhancement features of our master commitments (exclusive of mortgage insurance), the underwriting characteristics of the loans that back our master commitments, the seasoning of the loans that back these master commitments, and the strong performance of the loans to date. We closely monitor the financial conditions of these mortgage insurance companies.

The following table shows the mortgage insurance companies and related primary mortgage insurance credit enhancement on loans held in our portfolio as of March 31, 2009, and the mortgage-insurance company ratings as of May 8, 2009.

Mortgage Insurance Companies That Provide Mortgage Insurance Coverage

As of March 31, 2009

($ amounts in thousands)

	Mortgage Insurance Company Ratings As of May 8, 2009			Balance of Loans with Primary Mortgage Insurance	Primary Mortgage Insurance	Percent of Total Mortgage Insurance Coverage
Mortgage Insurance Company	S & P	Moody’s	Fitch
Radian Group, Inc.	BB-	Ba3	Not rated	$115,095	$29,942	12.9%
Genworth	BBB+	Baa2	Not rated	106,280	28,121	12.1%
CMG Mortgage Insurance Co.	A		A+	18,493	4,299	1.8%
MGIC	BB	Ba2	BBB	294,797	76,519	32.9%
PMI Mortgage Insurance Co.	BB-	Ba3	BB	66,830	17,350	7.4%
Republic Mortgage Insurance Co.	A-	Baa2	BBB	156,256	40,687	17.5%
United Guaranty Corporation	BBB+	A3	BBB	102,478	27,108	11.7%
Triad Guaranty Insurance Corporation	Not rated	Not rated	Not rated	32,661	8,585	3.7%

Total				$892,890	$232,611	100.0%

In addition to the LRAs, we have credit protection from loss on each loan, where eligible, through SMI, which provides sufficient insurance to cover credit losses to approximately 50% of the property’s original value (subject, in certain cases, to an aggregate stop-loss provision in the SMI policy). In the first quarter of 2005, we negotiated to obtain an aggregate loss/benefit limit or “stop-loss” on any master commitment contracts that equal or exceed $35,000,000. The stop-loss is equal to the total initial principal balance of loans under the master commitment contract multiplied by the stop-loss percentage, as is then in effect, and represents the maximum aggregate amount payable by the SMI provider under the SMI policy for that pool. Even with the stop-loss provision, the aggregate of the LRA and the amount payable by the SMI provider under an SMI stop-loss contract will be equal to or greater than the amount of credit enhancement required for the pool to have an implied S&P credit rating of at least AA at the time of purchase. Non-credit losses, such as uninsured property damage losses which are not covered by the SMI, can be recovered from the LRA to the extent that there has been no credit loss claim on those LRA funds. We will absorb losses beyond that level. Taken together, the LRA and the SMI provide credit enhancement on the pools of loans we purchase. Cost of credit enhancements for the three months ended March 31, 2009, and 2008, are presented below:

Cost of Credit Enhancements

($ amounts in thousands)

	For the Three Months ended March 31,
	2009	2008
Average conventional MPP loans outstanding	$7,904,593	$8,512,179
LRA contributions	$1,441	$1,551
SMI premiums	1,660	1,773

Cost of Credit Enhancements	$3,101	$3,324

Annualized Cost of Credit enhancements as a % of average conventional MPP loans outstanding	0.16%	0.16%

As of March 31, 2009, we were the beneficiary of SMI coverage on mortgage pools with a total unpaid principal balance of $7.7 billion. Two mortgage insurance companies provide all of the coverage under these policies.

Finance Agency regulations require us to use SMI providers that are rated at least AA-. The loans purchased are credit-enhanced to achieve an implied rating at an investment grade level based upon an NRSRO model approved by the Finance Agency. If there is evidence of a decline in the credit quality of a mortgage pool, the regulations require us to re-evaluate the covered mortgage pools for deterioration in credit quality and to allocate risk based capital to cover any potential credit quality issues. During the third quarter of 2008, we used a model to evaluate the entire MPP portfolio due to the downgrade of one of our SMI providers subsequent to the purchase of the loans. This credit quality review was not limited to the downgrade of the SMI providers, but included factors such as home price changes. As of March 31, 2009, we are holding the required amount of risk-based capital allocated to MPP within required minimum standards. We continue to have discussions with the Finance Agency and the SMI providers concerning this ratings issue, but we are unable to predict what the final resolution will be.

As of May 8, 2009, both of these mortgage insurance companies have been downgraded to a rating lower than AA- by at least one of the three NRSROs. The table below shows the ratings of these companies as of May 8, 2009, and their estimated loss exposure as of March 31, 2009.

Mortgage-Insurance Companies That Provide SMI

($ amounts in thousands)

	S&P	Moody’s	Fitch	SMI(1)
Mortgage Insurance Company				March 31, 2009	December 31, 2008
MGIC	BB	Ba2	BBB	$156,772	$160,697
Genworth	BBB+	Baa2	Not rated	43,897	37,419

Total				$200,669	$198,116

(1)	SMI needed to provide credit enhancement to achieve implied investment-grade credit rating.

Derivatives. A significant risk posed by derivative transactions is credit risk, i.e., the risk that a counterparty will fail to meet its contractual obligations on a transaction, forcing us to replace the derivative at market prices. The notional amount of interest rate exchange agreements does not measure our true credit risk exposure. Rather, when the net fair value of our interest rate exchange agreements with a counterparty is positive, this generally indicates that the counterparty owes us. When the net fair value of the interest rate exchange agreements is negative, we owe the counterparty and, therefore, we have no credit risk. If a counterparty fails to perform, credit risk is approximately equal to the fair value gain, if any, on the interest rate exchange agreement.

The following tables summarize key information on derivative counterparties and provide information on a trade date basis as of March 31, 2009, and December 31, 2008, respectively:

Derivative Agreements

Counterparty Ratings

March 31, 2009

($ amounts in thousands)

Rating(1)	Notional Principal	Percentage of Notional Principal	Credit Exposure Before Collateral	Credit Exposure Net of Collateral
AAA	$1,975,371	5.5%	$—	$—
AA	14,265,151	39.8%	3,062	3,062
A	19,420,834	54.3%	232	232

Total	35,661,356	99.6%	3,294	3,294
Others(2)	131,950	0.4%	271	271

Total derivative notional and credit exposure	$35,793,306	100.0%	$3,565	$3,565

Derivative Agreements

Counterparty Ratings

December 31, 2008

($ amounts in thousands)

Rating(1)	Notional Principal	Percentage of Notional Principal	Credit Exposure Before Collateral	Credit Exposure Net of Collateral
AAA	$1,954,713	5.3%	$—	$—
AA	17,779,166	48.3%	—	—
A	16,968,516	46.0%	74	74

Total	36,702,395	99.6%	74	74
Others(2)	153,773	0.4%	661	661

Total derivative notional	$36,856,168	100.0%	$735	$735

(1)	The lower of the S&P or Moody’s credit rating.

(2)	Includes the total notional and fair value exposure related to delivery commitments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk that the market value or estimated fair value of our overall portfolio of assets, liabilities, and derivatives will decline as a result of changes in interest rates or financial market volatility or that net earnings will be significantly reduced by interest rate changes. The goal of market risk management is to preserve our financial strength at all times, including during periods of significant market volatility and across a wide range of possible interest rate changes. We regularly assess our exposure to changes in interest rates using a diverse set of analyses and measures. As appropriate, we may rebalance our portfolio to help attain risk management objectives.

Measuring Market Risks

We utilize multiple risk measurement methodologies to calculate potential market exposure that include measuring duration, duration gaps, convexity, value at risk, market risk metric (one-month value-at-risk “VAR”), earnings at risk and changes in market value of equity. Periodically, stress tests are conducted to measure and analyze the effects that extreme movements in the level of interest rates and the slope of the yield curve would have on our risk position.

Duration of Equity

Duration of equity is a measure of interest rate risk and a primary metric used to manage our market risk exposure. It is an estimate of the percentage change (expressed in years) in our market value of equity that could be caused by a one hundred basis point parallel upward or downward shift in the interest rate curves. We value our portfolios using two main interest rate curves, the LIBOR curve and the Consolidated Obligations curve. The market value and interest rate sensitivity of each asset, liability, and off balance sheet position is computed to determine our duration of equity. We calculate duration of equity using the interest rate curves as of the date of calculation and for scenarios where interest rate curves are 200 basis points higher or lower than the initial level. Our board determines acceptable ranges for duration of equity.

The following table summarizes the duration of equity levels for our total position:

Effective Duration of Equity Scenarios

	-200 bps(1)	0 bps	+200 bps

March 31, 2009	n/a	-6.30 years	2.32 years
December 31, 2008	n/a	0.57 years	4.22 years

(1)	Due to the current low interest rate environment, the -200 bps scenario does not apply.

The decrease in the duration of equity was primarily due to decreases in mortgage interest rates. The duration of assets shortened relative to the duration of liabilities leading to a significant change in the duration of equity in the base case scenario. We were in compliance with the duration of equity limits established in the Risk Management Policy that was effective at both of the above points in time.

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

Duration Gap

March 31, 2009	-2.9 months
December 31, 2008	-0.2 months

Convexity

Convexity measures how fast duration changes as a function of interest rate changes. Measurement of convexity is important because of the optionality embedded in the mortgage and callable debt portfolios. The mortgage portfolios exhibit negative convexity due to the embedded prepayment options. The negative convexity on the mortgage asset is mitigated by the negative convexity of underlying callable debt. Convexity is routinely reviewed by management and used in developing funding and hedging strategies for acquisition of mortgage-based assets. A primary strategy for managing convexity risk arising from our mortgage portfolio is the issuance of callable debt. At March 31, 2009, callable debt funding mortgage assets as a percentage of the net mortgage portfolio equaled 47.0%, compared to 49.1% at the end of 2008.

Market Risk-based Capital Requirement

We are subject to the Finance Agency’s risk-based capital regulations. This regulatory framework requires the maintenance of sufficient permanent capital to meet the combined credit risk, market risk, and operations risk requirements. Our permanent capital consists of Class B Stock (including Mandatorily Redeemable Capital Stock) and Retained Earnings. The market risk-based capital requirement (“MRBC”) is the sum of two components. The first component is the market value of the portfolio at risk from movements in interest rates that could occur during times of market stress. This estimation is accomplished through an internal value-at-risk based modeling approach which was approved by the Finance Board (predecessor to the Finance Agency) before the implementation of our Capital Plan. The second component is the amount, if any, by which the current market value of Total Capital is less than 85% of the book value of Total Capital.

MRBC is primarily based upon historical simulation methodology. The estimation incorporates scenarios that reflect interest rate shifts, interest rate volatility, and changes in the shape of the yield curve. These observations are based on historical information from 1978 to the present. In our application, MRBC is defined as the potential dollar loss from adverse market movements, measured over 120-business day time periods, with a 99.0% confidence interval, based on these historical prices and market rates. MRBC estimates as of March 31, 2009, and December 31, 2008, are presented below:

Value at Risk

Actual
March 31, 2009	$103 million
December 31, 2008	$156 million

Changes in Market Value of Equity between the Base Case and Shift Scenarios

We measure potential changes in the market value of equity based on the current month-end level of rates versus the market value of equity under large parallel rate shifts. This measurement provides information related to the sensitivity of our interest rate position:

Change in Market Value of Equity from Base Rates

	-200 bps(1)	+200 bps
March 31, 2009	n/a	-4.1%
December 31, 2008	n/a	-9.5%

(1)	Due to the current low interest rate environment, the -200 bps scenario does not apply.

Use of Derivative Hedges

We make use of derivatives in hedging our market risk exposures. The primary type of derivative used is interest rate exchange agreements or swaps. Interest rate swaps increase the flexibility of our funding alternatives by providing specific cash flows or characteristics that might not be as readily available or cost-effective if obtained in the cash debt market. We also use TBAs to temporarily hedge mortgage positions. We do not speculate using derivatives and do not engage in derivatives trading. Additional information about our primary hedging activities using interest rate swaps can be found in our 2008 Form 10-K.

The volume of derivative hedges is often expressed in terms of notional principal, which is the amount upon which interest payments are calculated. The following table highlights the notional amounts by type of derivative agreement as of March 31, 2009, and December 31, 2008:

Notional Principal by Type of Derivative Agreements

($ amounts in thousands)

	March 31, 2009	December 31, 2008
Debt swaps
Bullet	$14,496,307	$12,080,655
Callable	1,815,000	3,637,000
Complex	255,000	755,000
Advances swaps
Bullet	11,906,198	12,857,510
Putable	5,546,500	5,597,000
Callable	40,000	171,845
Complex	1,000	1,000
GSE investment swaps	1,600,000	1,600,000
MBS swaps	1,351	1,385
Other swaps	—	1,000
TBA MPP hedges	66,100	76,173
Mandatory delivery commitments	65,850	77,600

Total	$35,793,306	$36,856,168

The above table includes interest rate swaps, TBA MBS hedges, mandatory delivery commitments and swaptions. Complex swaps include, but are not limited to, step-up and range bonds. The level of different types of derivatives is contingent upon and tends to vary with, balance sheet size, Advances demand, MPP purchase activity, and CO issuance levels.

The table below presents derivative instruments by hedged instrument as of March 31, 2009, and December 31, 2008:

Derivative Instruments by Hedged Instrument

Accrued Interest Excluded from the Fair Value

($ amounts in thousands)

	As of March 31, 2009		As of December 31, 2008
	Total Notional	Estimated Fair Value	Total Notional	Estimated Fair Value
Advances
Fair value hedges	$17,482,699	$(1,136,589)	$18,616,355	$(1,241,153)
Economic hedges	11,000	(546)	12,000	(539)

Total	17,493,699	(1,137,135)	18,628,355	(1,241,692)

Investments
Fair value hedges	1,600,000	(275,855)	1,600,000	(306,251)
Economic hedges	1,351	(49)	1,385	48

Total	1,601,351	(275,904)	1,601,385	(306,203)

MPP loans
Economic hedges	66,100	(646)	77,600	(717)
Economic (stand-alone delivery commitments)	65,850	262	76,173	648

Total	131,950	(384)	153,773	(69)

CO Bonds
Fair value hedges	13,365,000	109,328	13,094,000	165,726
Economic hedges	25,000	940	100,000	1,130

Total	13,390,000	110,268	13,194,000	166,856

Discount Notes
Economic hedges	3,176,306	(511)	3,278,655	5,415

Total	3,176,306	(511)	3,278,655	5,415

Total notional and fair value	$35,793,306	$(1,303,666)	$36,856,168	$(1,375,693)

Total derivatives excluding accrued interest		$(1,303,666)		$(1,375,693)
Accrued interest, net		1,755		19,191
Cash collateral held by/(from) counterparty, net		218,955		296,978

Net derivative balance		$(1,082,956)		$(1,059,524)

Net derivative asset balance		$3,565		$735
Net derivative liability balance		(1,086,521)		(1,060,259)

Net derivative balance		$(1,082,956)		$(1,059,524)

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934 is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. In designing and evaluating our DCP, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and that our management’s duties require it to make its best judgment regarding the design of our DCP. As of March 31, 2009, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer (the principal executive officer), and our Chief Financial Officer and our Controller (our two principal financial officers), of the effectiveness of the design and operation of our DCP pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on their evaluations, we concluded that our DCP were effective as of March 31, 2009.

Internal Controls over Financial Reporting

Changes in Internal Control over Financial Reporting. There has been a significant change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Accounting and Regulatory Developments,” in accordance with the Finance Agency’s OTTI consistency guidance, we are required to use the key modeling assumptions provided by the FHLB of San Francisco and the FHLB of Chicago for the cash flow analyses of our private-label MBS in our determination of OTTI for such MBS. Such assumptions are material to the determination of OTTI and, in turn, material to our internal control over financial reporting. Accordingly, our management has utilized the assumptions provided by the FHLB of San Francisco, as well as the assumptions developed by the FHLB of Chicago for subprime private-label MBS, in the cash flow analyses used in analyzing credit losses and determining OTTI. Based on this review, management has concluded that this change did not diminish our internal control over financial reporting. There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

The following risk factor is in addition to the Risk Factors included in our 2008 Form 10-K.

The Government Support of the Home Mortgage Market Could Have an Adverse Impact on our Mortgage Loans Held for Portfolio

Government policy and actions by the United States Treasury, the Federal Reserve, Fannie Mae, Freddie Mac, and the FDIC have been focused on lowering the home mortgage rates. These actions may increase the rate of mortgage prepayments which may adversely affect the earnings on our mortgage investments.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1	Organization Certificate of the Federal Home Loan Bank of Indianapolis, incorporated by reference to our Registration Statement on Form 10 filed February 14, 2006

3.2	Bylaws of the Federal Home Loan Bank of Indianapolis, incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed with the SEC on October 20, 2008

4	Capital Plan of the Federal Home Loan Bank of Indianapolis, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on March 20, 2009

10.1	Federal Home Loan Bank of Indianapolis 2008 Executive Incentive Compensation Plan, incorporated by reference to our Annual Report on Form 10-K filed on March 24, 2008

10.2	Federal Home Loan Bank of Indianapolis 2005 Supplemental Executive Thrift Plan (with trust), as amended, incorporated by reference to our Quarterly Report on Form 10-Q filed on November 13, 2007

10.3	Federal Home Loan Bank of Indianapolis 2005 Supplemental Executive Retirement Plan (with trust), as amended, incorporated by reference to our Quarterly Report on Form 10-Q filed on November 13, 2007

10.4	2005 Directors’ Deferred Compensation Plan (with trust), as amended, incorporated by reference to our Quarterly Report on Form 10-Q filed on November 13, 2007

10.5	Directors’ Compensation and Travel Expense Reimbursement Policy effective January 2009, incorporated by reference to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2009

10.6	Form of Key Employee Severance Agreement for Executive Officers, incorporated by reference to our Current Report on Form 8-K, filed on November 20, 2007

10.7	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2006

10.8	Federal Home Loan Bank 2009 Long Term Incentive Plan, incorporated by reference to Exhibit 10.9 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2009

31.1	Certification of the President – Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Senior Vice President – Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the First Vice President – Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President – Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Senior Vice President – Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the First Vice President – Controller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

May 15, 2009	By:	/s/ MILTON J. MILLER II
	Name:	Milton J. Miller II
	Title:	President – Chief Executive Officer

May 15, 2009	By:	/s/ CINDY L. KONICH
	Name:	Cindy L. Konich
	Title:	Senior Vice President – Chief Financial Officer

May 15, 2009	By:	/s/ BRADLEY A. BURNETT
	Name:	Bradley A. Burnett
	Title:	First Vice President – Controller

EXHIBIT INDEX

Exhibit Number	Description
3.1	Organization Certificate of the Federal Home Loan Bank of Indianapolis, incorporated by reference to our Registration Statement on Form 10 filed February 14, 2006

3.2	Bylaws of the Federal Home Loan Bank of Indianapolis, incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed with the SEC on October 20, 2008

4	Capital Plan of the Federal Home Loan Bank of Indianapolis, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on March 20, 2009

10.1	Federal Home Loan Bank of Indianapolis 2008 Executive Incentive Compensation Plan, incorporated by reference to our Annual Report on Form 10-K filed on March 24, 2008

10.2	Federal Home Loan Bank of Indianapolis 2005 Supplemental Executive Thrift Plan (with trust), as amended, incorporated by reference to our Quarterly Report on Form 10-Q filed on November 13, 2007

10.3	Federal Home Loan Bank of Indianapolis 2005 Supplemental Executive Retirement Plan (with trust), as amended, incorporated by reference to our Quarterly Report on Form 10-Q filed on November 13, 2007

10.4	2005 Directors’ Deferred Compensation Plan (with trust), as amended, incorporated by reference to our Quarterly Report on Form 10-Q filed on November 13, 2007

10.5	Directors’ Compensation and Travel Expense Reimbursement Policy effective January 2009, incorporated by reference to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2009

10.6	Form of Key Employee Severance Agreement for Executive Officers, incorporated by reference to our Current Report on Form 8-K, filed on November 20, 2007

10.7	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2006

10.8	Federal Home Loan Bank 2009 Long Term Incentive Plan, incorporated by reference to Exhibit 10.9 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2009

31.1	Certification of the President – Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Senior Vice President – Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the First Vice President – Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President – Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Senior Vice President – Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the First Vice President – Controller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002