Form 10-Q
period 2009-06-30
Federal Home Loan Bank of Indianapolis
filed 2009-08-12
CIK 1331754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐	Large accelerated filer	☐	Accelerated filer

☒	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of July 31, 2009
Class B Stock, par value $100	24,680,535

Federal Home Loan Bank of Indianapolis

Form 10-Q

As used in this Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “FHLBI,” and the “Bank” refer to the Federal Home Loan Bank of Indianapolis.

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

Federal Home Loan Bank of Indianapolis

Statements of Condition

(Unaudited)

($ and share amounts in thousands, except par value)	June 30, 2009	December 31, 2008
Assets
Cash and Due from Banks	$5,315	$870,810
Interest-Bearing Deposits	34	47
Federal Funds Sold, members and non-members	7,513,000	7,223,000
Available-for-Sale Securities, (a), non-members (Note 3)	1,767,281	1,842,377
Held-to-Maturity Securities (b), members and non-members (Note 4)	7,938,914	6,692,201
Advances, members and former members (Note 5)	25,986,912	31,249,004
Mortgage Loans Held for Portfolio, net (Note 6)	7,884,650	8,780,098
Accrued Interest Receivable	127,120	152,509
Premises, Software, and Equipment, net	9,883	9,891
Derivative Assets (Note 7)	252	735
Other Assets	42,847	39,304

Total Assets	$51,276,208	$56,859,976

Liabilities and Capital
Deposits (Note 8)
Interest-Bearing Deposits	$985,679	$619,341
Non-Interest-Bearing Deposits	3,755	2,150

Total Deposits	989,434	621,491

Consolidated Obligations, net (Note 9)
Discount Notes	14,557,417	23,465,645
Consolidated Obligation Bonds	31,959,633	28,697,013

Total Consolidated Obligations, net	46,517,050	52,162,658

Accrued Interest Payable	209,967	284,021
Affordable Housing Program	41,410	36,009
Payable to Resolution Funding Corporation	9,777	17,163
Derivative Liabilities (Note 7)	832,874	1,060,259
Mandatorily Redeemable Capital Stock (Note 10)	556,243	539,111
Other Liabilities	48,564	48,556

Total Liabilities	49,205,319	54,769,268

Commitments and Contingencies (Notes 5, 7, 9, 10, and 13)
Capital (Note 10)
Capital Stock-Class B-1 Putable ($100 par value) issued and outstanding shares: 19,084 and 18,792, respectively	$1,908,392	$1,879,179
Capital Stock-Class B-2 Putable ($100 par value) issued and outstanding shares: 0.01 and 2, respectively	1	196

Total Capital Stock Putable	1,908,393	1,879,375
Retained Earnings	328,455	282,731
Accumulated Other Comprehensive Income (Loss)
Net Unrealized Gains (Losses) on Available-for-Sale Securities	(6,711)	(66,766)
Net Non-Credit Portion of Other-Than-Temporary Impairment Losses on Held-to-Maturity Securities	(154,014)	—
Pension and Postretirement Benefits	(5,234)	(4,632)

Total Accumulated Other Comprehensive Income (Loss)	(165,959)	(71,398)

Total Capital	2,070,889	2,090,708

Total Liabilities and Capital	$51,276,208	$56,859,976

(a)	Amortized cost: $1,677,508 and $1,681,947 at June 30, 2009, and December 31, 2008, respectively.

(b)	Fair values: $7,491,346 and $5,947,195 at June 30, 2009, and December 31, 2008, respectively.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis

Statements of Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ amounts in thousands)	2009	2008	2009	2008
Interest Income
Advances, members and former members	$106,987	$227,967	$258,311	$521,023
Prepayment Fees on Advances, net	1,787	32	1,937	178
Interest-Bearing Deposits, non-members	77	48	183	152
Securities Purchased Under Agreements to Resell	174	—	174	—
Federal Funds Sold, members and non-members	7,046	73,156	17,582	177,274
Available-for-Sale Securities, non-members	5,108	4,915	13,003	5,077
Held-to-Maturity Securities, members and non-members	68,555	83,500	145,294	178,503
Mortgage Loans Held for Portfolio, net	110,511	121,326	223,827	242,982
Loans to other Federal Home Loan Banks	—	35	—	35

Total Interest Income	300,245	510,979	660,311	1,125,224

Interest Expense
Discount Notes	$18,052	$118,427	$74,250	$298,829
Consolidated Obligation Bonds	199,150	315,068	437,272	670,867
Deposits	221	4,105	551	10,576
Loans from other Federal Home Loan Banks	2	—	2	—
Securities Sold Under Agreements to Repurchase	—	—	—	3
Mandatorily Redeemable Capital Stock	2,993	2,578	6,926	5,075
Other Borrowings	—	—	—	3

Total Interest Expense	220,418	440,178	519,001	985,353

Net Interest Income	79,827	70,801	141,310	139,871

Other Income (Loss)
Service Fees	$299	$325	$582	$637
Total Other-Than-Temporary Impairment Losses on Held-to-Maturity Securities	(35,561)	—	(182,853)	—
Portion of Impairment Losses on Held-to-Maturity Securities Recognized in Other Comprehensive Income	33,517	—	162,259	—

Net Other-Than-Temporary Impairment Losses Recognized on Held-to-Maturity Securities	(2,044)	—	(20,594)	—

Net Gains (Losses) on Derivatives and Hedging Activities	3,868	2,442	2,625	2,041
Other, net	361	291	789	629

Total Other Income (Loss)	2,484	3,058	(16,598)	3,307

Other Expenses
Compensation and Benefits	$5,198	$5,373	$13,353	$12,213
Other Operating Expenses	3,480	2,412	6,353	4,532
Finance Agency/Finance Board	411	419	863	838
Office of Finance	440	395	889	839
Other	277	335	593	649

Total Other Expenses	9,806	8,934	22,051	19,071

Income Before Assessments	$72,505	$64,925	$102,661	$124,107

Assessments
Affordable Housing Program	$6,224	$5,563	$9,087	$10,649
Resolution Funding Corporation	13,256	11,872	18,715	22,691

Total Assessments	19,480	17,435	27,802	33,340

Net Income	$53,025	$47,490	$74,859	$90,767

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis

Statements of Capital

(Unaudited)

	Capital Stock Class B-1 Putable		Capital Stock Class B-2 Putable		Retained Earnings	Accumulated Other Comprehensive Income	Total Capital
($ and share amounts in thousands)	Shares	Par Value	Shares	Par Value
Balance, December 31, 2007	20,029	$2,002,862	—	$1	$202,111	$(6,042)	$2,198,932
Proceeds from Sale of Capital Stock	1,684	168,376	—	—			168,376
Net Shares Reclassified to Mandatorily Redeemable Capital Stock	(430)	(42,977)	—	—			(42,977)
Comprehensive Income:
Net Income					90,767		90,767
Other Comprehensive Income:
Net Unrealized Losses on Available-for-Sale Securities						(994)	(994)
Pension and Postretirement Benefits						2,143	2,143

Total Comprehensive Income (Loss)					90,767	1,149	91,916

Mandatorily Redeemable Capital Stock Distributions					(183)		(183)
Dividends on Capital Stock
Cash (5.00%)					(49,854)		(49,854)

Balance, June 30, 2008	21,283	$2,128,261	—	$1	$242,841	$(4,893)	$2,366,210

	Capital Stock Class B-1 Putable		Capital Stock Class B-2 Putable		Retained Earnings	Accumulated Other Comprehensive Income	Total Capital
($ and share amounts in thousands)	Shares	Par Value	Shares	Par Value
Balance, December 31, 2008	18,792	$1,879,179	2	$196	$282,731	$(71,398)	$2,090,708
Proceeds from Sale of Capital Stock	519	51,878	—	—			51,878
Repurchase/Redemption of Capital Stock	(50)	(5,000)	—	—			(5,000)
Transfers of Capital Stock	2	195	(2)	(195)			—
Net Shares Reclassified to Mandatorily Redeemable Capital Stock	(179)	(17,860)	—	—			(17,860)
Comprehensive Income:
Net Income					74,859		74,859
Other Comprehensive Income:
Net Unrealized Gains (Losses) on Available-for-Sale Securities						60,055	60,055
Non-Credit Portion of Other-Than-Temporary Impairment Losses on Held-to-Maturity Securities						(162,259)	(162,259)
Accretion of Non-Credit Portion of Impairment Losses on Held-to-Maturity Securities						8,245	8,245
Pension and Postretirement Benefits						(602)	(602)

Total Comprehensive Income (Loss)					74,859	(94,561)	(19,702)

Mandatorily Redeemable Capital Stock Distributions					(98)		(98)
Dividends on Capital Stock
Cash (3.06%)					(29,037)		(29,037)

Balance, June 30, 2009	19,084	$1,908,392	—	$1	$328,455	$(165,959)	$2,070,889

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis

Statements of Capital

(Unaudited)

	Capital Stock Class B-1 Putable		Capital Stock Class B-2 Putable		Retained Earnings	Accumulated Other Comprehensive Income	Total Capital
($ and share amounts in thousands)	Shares	Par Value	Shares	Par Value
Balance, April 1, 2008	20,532	$2,053,159	—	$1	$221,566	$(9,068)	$2,265,658
Proceeds from Sale of Capital Stock	757	75,686	—	—			75,686
Net Shares Reclassified to Mandatorily Redeemable Capital Stock	(6)	(584)	—	—			(584)
Comprehensive Income:
Net Income					47,490		47,490
Other Comprehensive Income:
Net Unrealized Losses on Available-for-Sale Securities						2,032	2,032
Pension and Postretirement Benefits						2,143	2,143

Total Comprehensive Income (Loss)					47,490	4,175	51,665

Mandatorily Redeemable Capital Stock Distributions					(8)		(8)
Dividends on Capital Stock
Cash (5.25%)					(26,207)		(26,207)

Balance, June 30, 2008	21,283	$2,128,261	—	$1	$242,841	$(4,893)	$2,366,210

	Capital Stock Class B-1 Putable		Capital Stock Class B-2 Putable		Retained Earnings	Accumulated Other Comprehensive Income	Total Capital
($ and share amounts in thousands)	Shares	Par Value	Shares	Par Value
Balance, April 1, 2009	18,972	$1,897,149	—	$1	$285,914	$(200,451)	$1,982,613
Proceeds from Sale of Capital Stock	341	34,103	—	—			34,103
Repurchase/Redemption of Capital Stock	(50)	(5,000)	—	—			(5,000)
Net Shares Reclassified to Mandatorily Redeemable Capital Stock	(179)	(17,860)	—	—			(17,860)
Comprehensive Income:
Net Income					53,025		53,025
Other Comprehensive Income:
Net Unrealized Gains (Losses) on Available-for-Sale Securities						62,023	62,023
Non-Credit Portion of Other-Than-Temporary Impairment Losses on Held-to-Maturity Securities						(33,517)	(33,517)
Accretion of Non-Credit Portion of Impairment Losses on Held-to-Maturity Securities						8,245	8,245
Pension and Postretirement Benefits						(2,259)	(2,259)

Total Comprehensive Income (Loss)					53,025	34,492	87,517

Mandatorily Redeemable Capital Stock Distributions					(98)		(98)
Dividends on Capital Stock
Cash (2.23%)					(10,386)		(10,386)

Balance, June 30, 2009	19,084	$1,908,392	—	$1	$328,455	$(165,959)	$2,070,889

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
($ amounts in thousands)	2009	2008
Operating Activities
Net Income	$74,859	$90,767
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and Amortization
Net Premiums and Discounts on Consolidated Obligations	(70,464)	(56,922)
Net Premiums and Discounts on Investments	(751)	(3,013)
Net Premiums and Discounts on Mortgage Loans	(3,446)	1,880
Concessions on Consolidated Obligation Bonds	11,666	9,865
Fees on Derivatives, Included as a Component of Derivative Value	(6,345)	(6,563)
Net Deferred Gain on Derivatives	(97)	(91)
Premises, Software, and Equipment	610	626
Other Fees and Amortization	1,170	795
Net Realized Gain on Disposal of Premises, Software, and Equipment	—	(5)
Net Other-Than-Temporary Impairment Losses Recognized on Held-to-Maturity Securities	20,594	—
(Gain) Loss Due to Change in Net Fair Value Adjustment on Derivative and Hedging Activities	7,658	(236)
Net Change in:
Accrued Interest Receivable	25,400	26,815
Net Derivatives – Net Accrued Interest	121,780	4,799
Other Assets	(4,599)	(591)
Affordable Housing Program Liability and Discount on Affordable Housing Program Advances	5,401	2,606
Accrued Interest Payable	(74,053)	25,472
Payable to Resolution Funding Corporation	(7,386)	2,357
Other Liabilities	(594)	(2,245)

Total Adjustments	26,544	5,549

Net Cash Provided by Operating Activities	101,403	96,316

Investing Activities
Net Change in:
Interest-Bearing Deposits, non-members	156,367	(26)
Federal Funds Sold, members and non-members	(290,000)	(635,000)
Premises, Software, and Equipment	(602)	(110)
Held-to-Maturity Securities:
Net (Increase) Decrease in Short-Term Held-to-Maturity Securities, members and non-members	(298,000)	1,660,000
Proceeds from Maturities of Long-Term Held-to-Maturity Securities, members and non-members	1,384,962	762,172
Purchases of Long-Term Held-to-Maturity Securities, members and non-members	(2,503,093)	(1,508,091)
Available-for-Sale Securities:
Purchases of Available-for-Sale Securities, non-members	—	(1,191,915)
Advances, members and former members:
Principal Collected on Advances	17,524,744	30,305,825
Advances Made	(12,686,136)	(33,715,333)
Mortgage Loans Held for Portfolio:
Principal Collected	1,277,638	647,114
Mortgage Loans Purchased	(380,237)	(291,329)
Proceeds from Sales of Foreclosed Assets	(81)	19
Other Federal Home Loan Banks:
Principal Collected on loans to other Federal Home Loan Banks	75,000	615,000
Loans to other Federal Home Loan Banks	(75,000)	(615,000)

Net Cash Provided by (Used in) Investing Activities	4,185,562	(3,966,674)

Federal Home Loan Bank of Indianapolis

Statements of Cash Flows, continued

(Unaudited)

	For the Six Months Ended June 30,
($ amounts in thousands)	2009	2008
Financing Activities
Net Change in:
Deposits	378,470	104,829
Net Proceeds (Payments) on Derivative Contracts with Financing Elements	(62,310)	72,703
Net Proceeds from Issuance of Consolidated Obligations
Discount Notes	136,629,708	593,066,060
Consolidated Obligation Bonds	18,676,912	22,165,612
Payments for Maturing and Retiring Consolidated Obligations
Discount Notes	(145,471,255)	(595,246,860)
Consolidated Obligation Bonds	(15,321,000)	(16,410,900)
Other Federal Home Loan Banks:
Borrowings from Other Federal Home Loan Banks	236,000	5,000
Maturities of Borrowings from Other Federal Home Loan Banks	(236,000)	(5,000)
Proceeds from Issuance of Capital Stock	51,878	168,376
Payments for Redemption of Mandatorily Redeemable Capital Stock	(826)	(176)
Payments for Repurchase/Redemption of Capital Stock	(5,000)	—
Cash Dividends Paid	(29,037)	(49,854)

Net Cash Provided by (Used in) Financing Activities	(5,152,460)	3,869,790

Net (Decrease) Increase in Cash and Cash Equivalents	(865,495)	(568)
Cash and Cash Equivalents at Beginning of the Period	870,810	7,255

Cash and Cash Equivalents at End of the Period	$5,315	$6,687

Supplemental Disclosures
Interest Paid	$579,475	$664,857
Affordable Housing Program Payments, net	3,687	8,043
Resolution Funding Corporation Payments	26,101	20,334

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Months Ended June 30, 2009, and 2008 is Unaudited

Note 1 — Summary of Significant Accounting Policies and Basis of Presentation

The significant accounting policies and the financial condition and results of operations for the Federal Home Loan Bank of Indianapolis (the “Bank”) as of December 31, 2008, are contained in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 on March 16, 2009 (“2008 Form 10-K”). The accompanying unaudited financial statements as of and for the three and six months ended June 30, 2009, should be read in conjunction with the 2008 Form 10-K. In our opinion, the accompanying financial statements contain all adjustments necessary (consisting of only normal recurring adjustments) for a fair statement of the results of operations and financial condition for the interim periods ended June 30, 2009, and conform with accounting principles generally accepted in the United States of America (“GAAP”) as they apply to interim financial statements. The results of operations for the three and six months ended June 30, 2009, are not necessarily indicative of the results to be expected for any subsequent period or entire year. We have evaluated events and transactions for potential recognition or disclosure through the time of filing our second quarter 2009 Form 10-Q with the SEC on August 12, 2009.

The preparation of financial statements requires us to make assumptions and estimates. These assumptions and estimates affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates.

We have included descriptions of significant accounting policies in Note 1 to the Financial Statements included in our 2008 Form 10-K. There have been no significant changes to these policies as of June 30, 2009, except for our adoption of Financial Accounting Standards Board Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments as described in Note 2 and Note 4.

Note 2 — Recently Issued and Adopted Accounting Standards and Interpretations

SFAS 161. On March 19, 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”), which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 became effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (January 1, 2009, for us), with earlier adoption allowed. Our adoption of SFAS 161 on January 1, 2009, resulted in increased financial statement disclosures (see Note 7), but did not have a material effect on our financial condition, results of operations or cash flows.

EITF Issue No. 08-5. On September 24, 2008, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF Issue No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement (“EITF 08-5”). The objective of EITF 08-5 is to determine the issuer’s unit of accounting for a liability that is issued with an inseparable third-party credit enhancement when it is recognized or disclosed at fair value on a recurring basis. EITF 08-5 is applied prospectively and is effective in the first reporting period beginning on or after December 15, 2008 (January 1, 2009, for us). Our adoption of EITF 08-5 did not have a material effect on our financial condition, results of operations or cash flows.

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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Months Ended June 30, 2009, and 2008 is Unaudited

FSP FAS 133-1 and FIN 45-4. On September 12, 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP FAS 133-1 and FIN 45-4”). FSP FAS 133-1 and FIN 45-4 amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (“FIN 45”) to improve disclosures about credit derivatives and guarantees and clarify the effective date of SFAS 161. FSP FAS 133-1 and FIN 45-4 also amends SFAS 133 to require entities to disclose sufficient information to allow users to assess the potential effect of credit derivatives, including their nature, maximum payment, fair value, and recourse provisions. Additionally, FSP FAS 133-1 and FIN 45-4 amends FIN 45 to require a disclosure about the current status of the payment/performance risk of a guarantee, which could be indicated by external credit ratings or categories by which an entity measures risk. While we do not currently enter into credit derivatives, we do have guarantees – our joint and several liability on Consolidated Obligations and letters of credit. The provisions of FSP FAS 133-1 and FIN 45-4 that amend SFAS 133 and FIN 45 are effective for fiscal years and interim periods ending after November 15, 2008 (December 31, 2008, for us). Additionally, FSP FAS 133-1 and FIN 45-4 clarifies that the disclosures required by SFAS 161 should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008 (January 1, 2009, for us). Our adoption of FSP FAS 133-1 and FIN 45-4 has resulted in increased financial statement disclosures (see Note 7), but did not have a material effect on our financial condition, results of operations or cash flows.

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

In instances in which a determination is made that a credit loss (defined by FSP FAS 115-2 and FAS 124-2 as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists, but the entity does not intend to sell the debt security, and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (i.e., the amortized cost basis less any current-period credit loss), FSP FAS 115-2 and 124-2 changes the presentation and amount of the OTTI recognized in the Statement of Income. In these instances, the impairment is separated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the total OTTI related to the credit loss is recognized in Other Income (Loss). The amount of the total impairment related to all other factors is recognized in Other Comprehensive Income (“OCI”). Subsequent non-OTTI-related increases and decreases in the fair value of available-for-sale securities will be included in Accumulated Other Comprehensive Income (Loss). The OTTI included in Accumulated Other Comprehensive Income

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Months Ended June 30, 2009, and 2008 is Unaudited

(Loss) for debt securities classified as held-to-maturity will be amortized over the remaining life of the debt security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there is additional OTTI recognized). The total OTTI is presented in the Statement of Income with an offset for the amount of the total OTTI that is recognized in OCI. Previously, in all cases, if an impairment was determined to be other-than-temporary, an impairment loss would be recognized in the Statement of Income in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the Statement of Condition date of the reporting period for which the assessment was made. The new presentation provides additional information about the amounts that the entity does not expect to collect related to a debt security.

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

We adopted FSP FAS 115-2 and FAS 124-2 as of January 1, 2009. The effect of the adoption of FSP FAS 115-2 and FAS 124-2 is included in Note 4.

Application of Accounting Guidance when Determining the Appropriate Interest Income Recognition Method for a Particular Other-Than-Temporarily Impaired Security. Under previous GAAP, the amount of OTTI related to factors other than the decrease in cash flows to be collected (economic loss), including the effect of current market conditions on the fair value of the security, was subsequently accreted to earnings over the remaining term of the security, based on the amount and timing of estimated cash flows. This accretion was included in Net Interest Income on the Statement of Income.

Upon implementation of FSP FAS 115-2 and FAS 124-2, the present value of the cash flows expected to be collected is compared to the amortized cost basis of the security to determine if a credit loss exists. EITF No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets (“EITF 99-20”), and AICPA Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”), prescribe subsequent accounting for OTTI securities. Under both methods, if the present value of cash flows expected to be collected is less than the amortized cost basis, we would record an additional OTTI and adjust the yield of the security prospectively. Under EITF 99-20, if there is a favorable change in the present value of expected cash flows, the yield is adjusted prospectively. Under SOP 03-3, if there is no additional impairment, the yield is only required to be adjusted when there is a significant increase in the expected cash flows. “Significant” should be assessed at the individual security level. A change in estimate due to a significant increase in estimated cash flows would be considered a change in estimate pursuant to SFAS No. 154, Accounting Changes and Error Corrections, which requires disclosure of the effect on Net Income (and other appropriate captions) of the current period for a change in estimate that affects several future periods, if material to the financial statements. We may choose to update the yield each quarter, regardless of its significance. Under both EITF 99-20 and SOP 03-3, future estimated cash flows should be updated on a regular basis (e.g., quarterly) for impaired securities.

Upon implementation of FSP 115-2 and FAS 124-2, we have applied the guidance in SOP 03-3 to recognize interest income on OTTI securities.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Months Ended June 30, 2009, and 2008 is Unaudited

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

FSP FAS 107-1 and APB 28-1. On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends the disclosure requirements in SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments within the scope of SFAS 107, including disclosure of the method(s) and significant assumptions used to estimate the fair value of financial instruments, in interim financial statements as well as in annual financial statements. Previously, these disclosures were required only in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective and applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for reporting periods ending after March 15, 2009 (March 31, 2009, for us). Early adoption of FSP FAS 107-1 and APB 28-1 is only permitted if an election is also made to early adopt FSP FAS 115-2 and FAS 124-2 and FSP FAS 157-4. In periods after initial adoption, FSP FAS 107-1 and APB 28-1 requires comparative disclosures only for periods ending subsequent to initial adoption and does not require earlier periods to be disclosed for comparative purposes at initial adoption. Our adoption of FSP FAS 107-1 and APB 28-1 on January 1, 2009, resulted in increased interim financial statement disclosures (see Note 12), but did not have a material effect on our financial condition, results of operations or cash flows.

SFAS 165. On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which is intended to establish general standards of accounting for and disclosure of events that occur after the Statement of Condition date but before financial statements are issued or are available to be issued. SFAS 165 sets forth: (i) the period after the Statement of Condition date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the Statement of Condition date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the Statement of Condition date, including disclosure of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transaction. SFAS 165 is effective for interim and annual financial periods ending after June 15, 2009 (June 30, 2009, for us). Our adoption of SFAS 165 resulted in increased interim financial statement disclosures, but did not affect our financial condition, results of operations or cash flows.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Months Ended June 30, 2009, and 2008 is Unaudited

SFAS 166. On June 12, 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS 166”), which is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Key provisions of SFAS 166 include: (i) the removal of the concept of qualifying special purpose entities; (ii) the introduction of the concept of a participating interest, in circumstances in which a portion of a financial asset has been transferred, and (iii) the requirement that to qualify for sale accounting, the transferor must evaluate whether it maintains effective control over transferred financial assets either directly or indirectly. SFAS 166 also requires enhanced disclosures about transfers of financial assets and a transferor’s continuing involvement. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010, for us), for the interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. We are evaluating the effect of the adoption of SFAS 166 on our financial condition, results of operations and cash flows.

SFAS 167. On June 12, 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which is intended to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities (“VIEs”), and to provide more relevant and reliable information to users of financial statements. SFAS 167 amends the manner in which entities evaluate whether consolidation is required for VIEs. An entity must first perform a qualitative analysis in determining whether it must consolidate a VIE and, if the qualitative analysis is not determinative, the entity must perform a quantitative analysis. SFAS 167 also requires that an entity continually evaluate VIEs for consolidation, rather than making such an assessment based upon the occurrence of triggering events. Additionally, SFAS 167 requires enhanced disclosures about how an entity’s involvement with a VIE affects its financial statements and its exposure to risks. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010, for us), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. We are evaluating the effect of the adoption of SFAS 167 on our financial condition, results of operations and cash flows.

SFAS 168. On June 28, 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes FASB’s Accounting Standards Codification (“Codification”) as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. SFAS 168 modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative. In addition, the FASB no longer will consider new accounting standards updates as authoritative in their own right. Instead, new accounting standards updates will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions regarding changes in the Codification. SFAS 168 will be effective for interim and annual periods ending after September 15, 2009 (September 30, 2009, for us). As SFAS 168 is not intended to change or alter existing GAAP, our adoption of SFAS 168 will not affect our financial condition, results of operations or cash flows.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Months Ended June 30, 2009, and 2008 is Unaudited

Note 3 — Available-for-Sale Securities

Major Security Types. Available-for-Sale Securities (“AFS”) (AAA-rated agency debentures) purchased from non-member counterparties as of June 30, 2009, and December 31, 2008, were as follows ($ amounts in thousands):

June 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government Sponsored Enterprises (“GSEs”)	$1,677,508	$89,773	$—	$1,767,281

Total	$1,677,508	$89,773	$—	$1,767,281

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
GSEs	$1,681,947	$160,430	$—	$1,842,377

Total	$1,681,947	$160,430	$—	$1,842,377

Impairment Analysis on AFS. As of June 30, 2009, we had no AFS in an unrealized loss position.

If we had AFS in an unrealized loss position, we would evaluate our individual AFS holdings for OTTI on at least a quarterly basis as described in Note 4.

Redemption Terms. The amortized cost and estimated fair value of AFS by contractual maturity at June 30, 2009, and December 31, 2008, were as follows ($ amounts in thousands):

	June 30, 2009		December 31, 2008
Year of Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	1,677,508	1,767,281	1,681,947	1,842,377
Due after ten years	—	—	—	—

Total	$1,677,508	$1,767,281	$1,681,947	$1,842,377

Interest Rate Payment Terms. All of the AFS pay a fixed rate of interest ranging from 4.88% to 5.50%.

Realized Gains and Losses. There were no sales of AFS during the six months ended June 30, 2009, and 2008.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Months Ended June 30, 2009, and 2008 is Unaudited

Note 4 — Held-to-Maturity Securities

Major Security Types. Held-to-Maturity Securities (“HTM”) consist primarily of mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”). HTM also include certificates of deposit (“CDs”) and bank notes, state or local housing finance agency obligations, a corporate debenture issued by GSEs, and other corporate debentures guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) and backed by the full faith and credit of the United States under the Temporary Liquidity Guarantee Program (“TLGP”). For additional information concerning the TLGP, please refer to our 2008 Form 10-K and our Quarterly Report on Form 10-Q for the three months ended March 31, 2009. Our HTM purchased from non-member counterparties and members as of June 30, 2009, and December 31, 2008, were as follows ($ amounts in thousands):

June 30, 2009	Amortized Cost (2)	OTTI Recognized in Accumulated OCI	Carrying Value (3)	Gross Unrecognized Holding Gains (4)	Gross Unrecognized Holding Losses (4)	Estimated Fair Value
Non-MBS and ABS:
CDs and bank notes	$298,000	$—	$298,000	$84	$—	$298,084
GSE debenture	100,000	—	100,000	317	—	100,317
State or local housing finance agency obligations	320	—	320	—	—	320
Other (1)	1,971,793	—	1,971,793	11,757	(408)	1,983,142

Total Non-MBS and ABS	2,370,113	—	2,370,113	12,158	(408)	2,381,863

MBS and ABS:
U.S. agency obligations – guaranteed	4,273	—	4,273	60	(1)	4,332
GSEs	2,285,761	—	2,285,761	53,569	(4,321)	2,335,009
Private-label	3,432,781	(154,014)	3,278,767	14,662	(523,287)	2,770,142

Total MBS and ABS	5,722,815	(154,014)	5,568,801	68,291	(527,609)	5,109,483

Total	$8,092,928	$(154,014)	$7,938,914	$80,449	$(528,017)	$7,491,346

December 31, 2008	Amortized Cost (2)	Gross Unrealized Gains (4)	Gross Unrealized Losses (4)	Estimated Fair Value
Non-MBS and ABS:
CDs and bank notes	$—	$—	$—	$—
GSE debenture	—	—	—	—
State or local housing finance agency obligations	885	7	—	892
Other (1)	—	—	—	—

Total Non-MBS and ABS	885	7	—	892

MBS and ABS:
U.S. agency obligations – guaranteed	11,285	23	(10)	11,298
GSEs	2,147,433	17,165	(2,242)	2,162,356
Private-label	4,532,598	10	(759,959)	3,772,649

Total MBS and ABS	6,691,316	17,198	(762,211)	5,946,303

Total	$6,692,201	$17,205	$(762,211)	$5,947,195

(1)	Includes corporate debentures guaranteed by the FDIC and backed by the full faith and credit of the United States under the TLGP.

(2)	Amortized cost of HTM includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and/or previous OTTIs recognized in earnings. At December 31, 2008, carrying value equaled amortized cost.

(3)	In accordance with FSP FAS 115-2 and FAS 124-2, carrying value of HTM represents amortized cost after adjustment for non-credit related impairment recognized in Accumulated Other Comprehensive Income (Loss).

(4)	Gross Unrecognized Holding Gains (Losses) represent the difference between Estimated Fair Value and Carrying Value, while Gross Unrealized Gains (Losses) represent the difference between Estimated Fair Value and Amortized Cost.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Months Ended June 30, 2009, and 2008 is Unaudited

Impairment Analysis on HTM. The following tables summarize the HTM with unrealized losses, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2009, and December 31, 2008. The unrealized losses include OTTI recognized in Accumulated Other Comprehensive Income (Loss) and gross unrecognized holding losses at June 30, 2009 ($ amounts in thousands):

	Less than 12 months		12 months or more		Total
June 30, 2009	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses (3)
Non-MBS and ABS:
Other (1)	$199,798	$(408)	$—	$—	$199,798	$(408)

Total Non-MBS and ABS	199,798	(408)	—	—	199,798	(408)

MBS and ABS:
U.S. agency obligations – guaranteed	2,020	(1)	—	—	2,020	(1)
GSEs	226,789	(4,321)	—	—	226,789	(4,321)
Private-label
OTTI private-label MBS (2)	—	—	109,233	(56,176)	109,233	(56,176)
Temporarily impaired private-label MBS	138,807	(1,570)	2,520,898	(604,894)	2,659,705	(606,464)

Private-label	138,807	(1,570)	2,630,131	(661,070)	2,768,938	(662,640)

Total MBS and ABS	367,616	(5,892)	2,630,131	(661,070)	2,997,747	(666,962)

Total Impaired	$567,414	$(6,300)	$2,630,131	$(661,070)	$3,197,545	$(667,370)

	Less than 12 months		12 months or more		Total
December 31, 2008	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Non-MBS and ABS:
Other (1)	$—	$—	$—	$—	$—	$—

Total Non-MBS and ABS	—	—	—	—	—	—

MBS and ABS:
U.S. agency obligations – guaranteed	1,343	(10)	—	—	1,343	(10)
GSEs	284,998	(656)	299,261	(1,586)	584,259	(2,242)
Private-label
OTTI private-label MBS (2)	—	—	—	—	—	—
Temporarily impaired private-label MBS	2,711,317	(553,624)	1,060,728	(206,335)	3,772,045	(759,959)

Private-label	2,711,317	(553,624)	1,060,728	(206,335)	3,772,045	(759,959)

Total MBS and ABS	2,997,658	(554,290)	1,359,989	(207,921)	4,357,647	(762,211)

Total Impaired	$2,997,658	$(554,290)	$1,359,989	$(207,921)	$4,357,647	$(762,211)

(1)	Includes corporate debentures guaranteed by the FDIC and backed by the full faith and credit of the United States under the TLGP.

(2)	Includes residential MBS (“RMBS”).

(3)	As a result of differences in the definitions of unrealized losses and unrecognized holding losses, total unrealized losses in the table above will not equal total gross unrecognized holding losses in the June 30, 2009, major security types table as previously noted.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Months Ended June 30, 2009, and 2008 is Unaudited

We evaluate our individual HTM holdings that are impaired for OTTI on at least a quarterly basis. As part of this process, we consider whether we intend to sell each debt security and whether it is more likely than not that we will be required to sell the security before its anticipated recovery, which may be to maturity. If either of these conditions is met, we recognize an OTTI charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the Statement of Condition date. For securities that meet neither of these conditions, we perform an analysis to determine if any of these securities are at risk for OTTI. To determine which individual securities are at risk for OTTI and should be quantitatively evaluated utilizing a detailed cash flow analysis, we use indicators, or “screens”, which consider various adverse risk characteristics, including, but not limited to: the duration and magnitude of the unrealized loss, Nationally Recognized Statistical Rating Organization (“NRSRO”) credit ratings below investment grade, and criteria related to the credit performance of the underlying collateral, including the ratio of credit enhancement to expected collateral losses, and the ratio of seriously delinquent loans to credit enhancement. For these purposes, expected collateral losses are those that are implied by current delinquencies taking into account a default probability based on the state of delinquency and a loss severity assumption based on product and vintage; and seriously delinquent loans are those that are 60 or more days past due, including loans in foreclosure and real estate owned.

Beginning in the first quarter of 2009, to ensure consistency in determination of the OTTI for investment securities among all Federal Home Loan Banks (“FHLBs”), all of the FHLBs used the same key modeling assumptions for purposes of this cash flow analysis. In the second quarter of 2009, the FHLBs formed an OTTI Governance Committee (the “OTTI Governance Committee”) with responsibility for reviewing and approving the key modeling assumptions, inputs and methodologies to be used by the FHLBs to generate cash flow projections used in analyzing credit losses and determining OTTI for private-label MBS. To assess whether the entire amortized cost bases of our securities will be recovered, we performed a cash flow analysis for each of our securities that were determined to be OTTI in a previous reporting period as well as those with adverse risk characteristics as of June 30, 2009. In performing the cash flow analysis for each of the securities with adverse risk characteristics, we used two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying our securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSA”), which are based on an assessment of the relevant housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more. Our housing price forecast assumed current-to-trough home price declines for these CBSA ranging from 0 percent to 20 percent over the next 9 to 15 months (resulting in peak-to-trough home price declines of up to 51 percent). Thereafter, home prices are projected to increase 1 percent in the first year, 3 percent in the second year and 4 percent in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayment, defaults and loss severities, are then input into a second model that allocates the projected loan-level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Months Ended June 30, 2009, and 2008 is Unaudited

For those securities for which an OTTI was determined to have occurred as of June 30, 2009, the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings during the three months ended June 30, 2009 ($ amounts in thousands):

	# of HTM	Unpaid Principal Balance	Significant Inputs						Current Credit Enhancement
			Prepayment Rates		Default Rates		Loss Severities
Year of Securitization			Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %
Prime 2007 (1)	1	$79,033	14.5	14.5	40.8	40.8	36.5	36.5	6.7	6.7
Prime 2005 (1)	1	42,331	19.1	19.1	34.5	34.5	43.0	43.0	7.8	7.8
Alt-A 2005	1	49,946	12.0	12.0	34.6	34.6	34.0	34.0	8.5	8.5

Total	3	$171,310	14.9	12.0 – 19.1	37.4	34.5 – 40.8	37.4	34.0 – 43.0	7.5	6.7 – 8.5

(1)	Our private-label MBS are classified as prime, Alt-A or subprime based on the originator’s classification at the time of origination or based on classification by a NRSRO upon issuance of the MBS. The first third-party model used in our OTTI analysis assesses these two prime securities using the more punitive credit assumptions applied to Alt-A collateral.

Based on our analyses and reviews, we determined that four of our private-label MBS were considered OTTI at March 31, 2009, because we determined it was likely that we would not recover the entire cost basis of each of these securities. We recorded an impairment of $18,550,000 related to credit loss and an additional impairment of $128,742,000 related to all other factors for the three months ended March 31, 2009.

We determined that three of our private-label MBS were considered OTTI at June 30, 2009, because we determined it was likely that we would not recover the entire cost basis of each of these securities. These securities included one of the four securities that had previously been identified as OTTI at March 31, 2009, and two securities that were first identified as OTTI in the second quarter of 2009. Because of the continued deterioration in the private-label MBS market, for one of the private-label MBS previously identified as OTTI, we recorded an additional impairment of $915,000 related to credit loss and an additional impairment of $10,294,000 related to all other factors. For the two newly identified private-label MBS with OTTI, we recorded an impairment of $1,129,000 related to credit loss and an impairment of $23,223,000 related to all other factors. We recognized a total impairment of $2,044,000 related to credit loss and an additional total impairment of $33,517,000 related to all other factors for the three months ended June 30, 2009. Because the present value of the expected cash flows was greater than the amortized cost basis for the other three private-label MBS identified as OTTI at March 31, 2009, we did not take an additional OTTI for these securities at June 30, 2009.

We recognized OTTI charges of $20,594,000 in the six months ended June 30, 2009, related to credit loss on MBS in our HTM portfolio, which is reported in the Other Income (Loss) section of the Statement of Income as Net Other-Than-Temporary Impairment Losses Recognized on Held-to-Maturity Securities, and an impairment of $162,259,000 related to all other factors, which is reflected as on offset to the total OTTI charges in the Other Income (Loss) section of the Statement of Income. The non-credit OTTI recognized in Accumulated Other Comprehensive Income (Loss) related to HTM is accreted to the carrying value of each security on a prospective basis, over the remaining life of each security. That accretion increases the carrying value of each security and continues until this security is sold or matures or there is an additional OTTI that is recognized in earnings. At June 30, 2009, we held $154,014,000 of non-credit loss impairment, which is reflected in the Statements of Condition as Net Non-Credit Portion of Other-Than-Temporary Impairment Losses on Held-to-Maturity Securities. This includes accretion of non-credit OTTI of $8,245,000 for the three and six months ended June 30, 2009.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Months Ended June 30, 2009, and 2008 is Unaudited

We recognized an OTTI on our HTM, based on an impairment analysis of our investment portfolio at June 30, 2009, as follows ($ amounts in thousands):

June 30, 2009	Unpaid Principal Balance	Amortized Cost	Net Unrealized Losses	Fair Value
OTTI HTM
Private-label MBS – Prime (1)	$121,364	$115,849	$(44,869)	$70,980
Private-label MBS – Alt-A (1)	49,946	49,560	(11,307)	38,253

Total OTTI HTM	$171,310	$165,409	$(56,176)	$109,233

Total HTM MBS		$5,722,815	$(613,332)	$5,109,483

Total HTM		$8,092,928	$(601,582)	$7,491,346

	For the Three Months Ended June 30, 2009			For the Six Months Ended June 30, 2009
	OTTI Related to Credit Loss	OTTI Related to Non-credit Loss	Total OTTI Losses	OTTI Related to Credit Loss	OTTI Related to Non-credit Loss	Total OTTI Losses
OTTI HTM
Private-label MBS – Prime (1)	$2,011	$22,210	$24,221	$20,561	$150,952	$171,513
Private-label MBS – Alt-A (1)	33	11,307	11,340	33	11,307	11,340

Total OTTI HTM	$2,044	$33,517	$35,561	$20,594	$162,259	$182,853

(1)	We classify private-label MBS as prime, Alt-A or subprime based on the originator’s classification at the time of origination or based on classification by a NRSRO upon issuance of the MBS.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Months Ended June 30, 2009, and 2008 is Unaudited

The following table presents a rollforward of the amounts related to credit losses recognized into earnings ($ amounts in thousands). The rollforward relates to the amount of credit losses on investment securities we held for which a portion of the OTTI charges was recognized into OCI.

For the Three Months Ended March 31, 2009 and June 30, 2009	Amount
Balance as of January 1, 2009 (1)	$—
Additions:
Credit losses for which OTTI was not previously recognized	18,550
Additional OTTI credit losses for which an OTTI charge was previously recognized	—
Reductions:
Securities sold, matured, paid down or prepaid during the period	—
Securities for which the amount previously recognized in OCI was recognized in earnings because we intend to sell the security or where it is more likely than not we will be required to sell the security before recovery of the amortized cost basis	—
Increases in cash flows expected to be collected, recognized over the remaining life of the securities	—

Balance as of March 31, 2009	$18,550

Additions:
Credit losses for which OTTI was not previously recognized	1,129
Additional OTTI credit losses for which an OTTI charge was previously recognized	915
Reductions:
Securities sold, matured, paid down or prepaid during the period	—
Securities for which the amount previously recognized in OCI was recognized in earnings because we intend to sell the security or where it is more likely than not we will be required to sell the security before recovery of the amortized cost basis	—
Increases in cash flows expected to be collected, recognized over the remaining life of the securities	—

Balance as of June 30, 2009	$20,594

(1)	We adopted FSP FAS 115-2 and FAS 124-2 as of January 1, 2009. We did not recognize a cumulative effect adjustment to the retained earnings balance at January 1, 2009, as we had not previously taken OTTI charges.

The remainder of unrealized losses or decreases in fair value in our HTM portfolio is due to interest rate volatility and illiquidity in the marketplace. However, the losses are considered temporary, as we expect to recover the entire amortized cost basis on the remaining HTM in unrealized loss positions and neither intend to sell these securities nor consider it more likely than not that we will be required to sell these securities before our anticipated recovery of the remaining amortized cost basis.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Months Ended June 30, 2009, and 2008 is Unaudited

Redemption Terms. The amortized cost and estimated fair value of HTM by contractual maturity at June 30, 2009, and December 31, 2008, are shown below ($ amounts in thousands). Expected maturities of some securities and MBS and ABS may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	June 30, 2009			December 31, 2008
Year of Maturity	Amortized Cost	Carrying Value	Estimated Fair Value	Amortized Cost (1)	Estimated Fair Value
Non MBS and ABS:
Due in one year or less	$298,000	$298,000	$298,084	$—	$—
Due after one year through five years	2,071,793	2,071,793	2,083,459	—	—
Due after five years through ten years	—	—	—	—	—
Due after 10 years	320	320	320	885	892
MBS and ABS	5,722,815	5,568,801	5,109,483	6,691,316	5,946,303

Total	$8,092,928	$7,938,914	$7,491,346	$6,692,201	$5,947,195

(1)	At December 31, 2008, carrying value was equivalent to amortized cost.

The amortized cost of our non-MBS and ABS classified as HTM includes net premiums of $3,443,000 and $0 at June 30, 2009, and December 31, 2008, respectively. The amortized cost of our MBS and ABS classified as HTM includes net discounts of $169,957,000, of which $154,014,000 relates to non-credit loss impairments. This compares to $19,549,000 net discounts at December 31, 2008, of which there were no non-credit loss impairments.

Interest Rate Payment Terms. The following table details interest rate payment terms for investment securities classified as HTM at June 30, 2009, and December 31, 2008, at amortized cost ($ amounts in thousands):

	June 30, 2009	December 31, 2008
CDs and bank notes
Fixed-rate	$298,000	$—
GSE debenture
Variable-rate	100,000	—
State or local housing finance agency obligations
Fixed-rate	320	885
Other
Variable-rate	1,971,793	—
MBS and ABS
Pass-through securities
Fixed-rate	535,049	117,465
Variable-rate	2,253	2,355
Collateralized mortgage obligations
Fixed-rate (1)	5,159,097	6,542,896
Variable-rate	26,416	28,600

Total	$8,092,928	$6,692,201

(1)	Includes Hybrid Adjustable Rate Mortgage securities.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Months Ended June 30, 2009, and 2008 is Unaudited

Note 5 — Advances

Redemption Terms. At June 30, 2009, and December 31, 2008, we had loans outstanding (“Advances”), including Affordable Housing Program (“AHP”) Advances, at interest rates ranging from 0.07% to 8.34%, as summarized below ($ amounts in thousands):

	June 30, 2009		December 31, 2008
Year of Contractual Maturity	Amount	WAIR (1) %	Amount	WAIR (1) %
Overdrawn demand and overnight deposit accounts	$1,328	2.51	$653	2.50
Due in 1 year or less	6,465,939	3.30	8,990,320	3.06
Due after 1 year through 2 years	4,228,829	4.51	4,796,132	4.63
Due after 2 years through 3 years	2,411,536	4.20	3,114,072	4.34
Due after 3 years through 4 years	4,310,878	3.95	3,945,033	4.22
Due after 4 years through 5 years	1,170,152	3.58	2,482,446	3.93
Thereafter	6,547,872	3.12	6,646,351	4.04
Index amortizing Advances(2)	—	—	134	7.47

Total par value	25,136,534	3.67	29,975,141	3.89
Unamortized discount on AHP Advances	(177)		(205)
Unamortized discount on Advances	(299)		(354)
SFAS 133 hedging adjustments	844,586		1,267,356
Other adjustments (3)	6,268		7,066

Total	$25,986,912		$31,249,004

(1)	Weighted Average Interest Rate

(2)	Index amortizing Advances require repayment according to amortization schedules linked to the level of various indices.

(3)	Other adjustments include deferred prepayment fees being recognized through the payment on the new Advance.

We offer Advances that may be prepaid on option dates (call dates) without incurring prepayment or termination fees (callable Advances). Other fixed-rate Advances may only be prepaid by paying a prepayment fee that makes us financially indifferent to the prepayment of the Advance. At June 30, 2009, and December 31, 2008, we had callable Advances of $3,441,033,000 and $4,433,186,000, respectively.

The following table summarizes Advances at June 30, 2009, and December 31, 2008, by the earlier of the year of contractual maturity or next call date ($ amounts in thousands):

Year of Contractual Maturity or Next Call Date	June 30, 2009	December 31, 2008
Overdrawn demand and overnight deposit accounts	$1,328	$653
Due in 1 year or less	7,658,027	10,229,847
Due after 1 year through 2 years	4,385,691	5,283,994
Due after 2 years through 3 years	3,016,036	2,824,978
Due after 3 years through 4 years	4,561,778	4,849,033
Due after 4 years through 5 years	1,136,152	2,413,396
Thereafter	4,377,522	4,373,106
Index amortizing Advances	—	134

Total par value	$25,136,534	$29,975,141

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Months Ended June 30, 2009, and 2008 is Unaudited

We also offer putable Advances, which include an option(s) sold by the member that allows us to terminate the fixed-rate Advance prior to maturity. We normally would exercise this option when interest rates increase. Upon exercise of our option, the member must repay the putable Advance or convert it to an adjustable-rate instrument under the terms established at the time of the original issuance. Interest is generally due on a monthly basis. At June 30, 2009, and December 31, 2008, we had putable Advances outstanding totaling $5,509,000,000 and $5,597,000,000, respectively.

The following table summarizes Advances at June 30, 2009, and December 31, 2008, by the earlier of the year of contractual maturity or next put date ($ amounts in thousands):

Year of Contractual Maturity or Next Put Date	June 30, 2009	December 31, 2008
Overdrawn demand and overnight deposit accounts	$1,328	$653
Due in 1 year or less	10,650,189	13,964,820
Due after 1 year through 2 years	3,528,029	3,918,782
Due after 2 years through 3 years	1,935,836	2,918,122
Due after 3 years through 4 years	2,040,128	1,445,833
Due after 4 years through 5 years	1,086,152	1,759,446
Thereafter	5,894,872	5,967,351
Index amortizing Advances	—	134

Total par value	$25,136,534	$29,975,141

Interest Rate Payment Terms. The following table details interest rate payment terms for Advances at June 30, 2009, and December 31, 2008 ($ amounts in thousands):

Par value of Advances	June 30, 2009	December 31, 2008
Fixed-rate	$21,530,481	$25,386,154
Variable-rate	3,606,053	4,588,987

Total par value	$25,136,534	$29,975,141

Advance Concentrations. The following table presents borrowers holding 10% or more of our total par value of Advances as of either June 30, 2009, or December 31, 2008 ($ amounts in thousands):

	June 30, 2009		December 31, 2008
Borrower	Advances Outstanding	Percent of Total	Advances Outstanding	Percent of Total
Flagstar Bank, FSB	$5,151,907	20.5%	$5,200,000	17.3%
Bank of America, N.A.	1,450,165	5.8%	5,000,165	16.7%
Total Advances, par value	25,136,534	100.0%	29,975,141	100.0%

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Months Ended June 30, 2009, and 2008 is Unaudited

Note 6 — Mortgage Loans Held for Portfolio

The Mortgage Purchase Program (“MPP”) involves the investment in mortgage loans that are purchased directly from our participating members. The total loans represent held-for-portfolio loans under the MPP, whereby our members originate or acquire certain home mortgage loans that are then sold to us. See Note 14 for detailed information on transactions with related parties. The following table presents information as of June 30, 2009, and December 31, 2008, on Mortgage Loans Held for Portfolio ($ amounts in thousands):

Real Estate Mortgages	June 30, 2009	December 31, 2008
Fixed-rate medium-term (1) single-family mortgages	$1,167,052	$1,268,965
Fixed-rate long-term (2) single-family mortgages	6,697,747	7,494,902

Total Mortgage Loans Held for Portfolio, par value	7,864,799	8,763,867
Unamortized premiums	44,133	35,944
Unamortized discounts	(36,790)	(30,294)
SFAS 133 hedging adjustments	12,508	10,581

Mortgage Loans Held for Portfolio	$7,884,650	$8,780,098

(1)	Medium-term is defined as an original term of 15 years or less.

(2)	Long-term is defined as an original term greater than 15 years.

The following table details the Total Mortgage Loans Held for Portfolio, par value outstanding at June 30, 2009, and December 31, 2008 ($ amounts in thousands):

	June 30, 2009	December 31, 2008
Conventional loans	$7,221,309	$8,063,632
Federal Housing Administration (“FHA”) loans	643,490	700,235

Total Mortgage Loans Held for Portfolio, par value	$7,864,799	$8,763,867

The allowance for credit losses was $0 at June 30, 2009, and December 31, 2008. The provision for credit losses was $0 for each of the three and six months ended June 30, 2009, and 2008.

For managing the inherent credit risk in MPP, a portion of the periodic interest payments on the loans, in an amount sufficient to meet the credit enhancement requirement for the loans, is paid into the lender risk account (“LRA”) and used to pay the premium on SMI. When a credit loss occurs on an MPP pool, the accumulated LRA for that pool is used to cover the credit loss in excess of equity and primary mortgage insurance. Funds not used are returned to the member (or to the group of members participating in an aggregated MPP pool) over time.

The following table presents changes in the LRA for the six months ended June 30, 2009, and for the year ended December 31, 2008 ($ amounts in thousands):

	June 30, 2009	December 31, 2008
Balance of LRA at beginning of period	$21,892	$21,090
Collected through periodic interest payments	2,800	6,034
Disbursed for mortgage loan losses	(873)	(1,957)
Returned to the members	(685)	(3,275)

Balance of LRA at end of period	$23,134	$21,892

Federal Housing Finance Agency (“Finance Agency”) regulations require us to use supplemental mortgage insurance (“SMI”) providers that are rated at least AA- at the time the loans are purchased. The loans purchased are credit-enhanced to achieve an implied rating at an investment grade level based upon a NRSRO model approved by the Finance Agency. If there is evidence of a decline in the credit quality of a mortgage pool, the regulations require us to re-evaluate the covered mortgage pools for deterioration in credit quality and to allocate risk-based capital to cover any potential credit quality issues. During 2008, we used a model to evaluate the entire MPP portfolio due to the downgrades of one of our SMI providers subsequent to the purchase of the loans. This credit quality review was not limited to the downgrades of our SMI providers, but included factors such as home price changes. As of June 30, 2009, we are holding the required amount of risk-based capital allocated to MPP within required minimum standards.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Months Ended June 30, 2009, and 2008 is Unaudited

The following table presents the concentration of SMI insurance on our conventional loans and the related credit ratings of our SMI providers at June 30, 2009:

	% of portfolio	S&P Credit rating	Moody’s Credit rating	Fitch Credit rating
Mortgage Guaranty Insurance Company (“MGIC”)	82%	BB	BB	BBB
Genworth Residential Mortgage Insurance Corporation of North Carolina (“Genworth”)	18%	BBB	BBB	Not rated

Total	100%

While we continue to evaluate insurance choices, we are presently conducting all new business with Genworth. We have evaluated the impact of the ratings downgrades of MGIC and Genworth during 2008 and 2009 on the credit quality of the related mortgage pools, and we continue to have discussions with the Finance Agency and the SMI providers concerning this ratings issue. See Note 15 for developments subsequent to June 30, 2009.

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

The contractual or notional amount of derivatives reflects our involvement in the various classes of financial instruments. The notional amount of derivatives does not measure our credit risk exposure, and our maximum credit exposure is substantially less than the notional amount. On derivatives, we require credit support agreements that establish collateral delivery thresholds. Our credit risk is defined as the estimated cost of replacing interest rate swaps, forward agreements, mandatory delivery contracts for mortgage loans, or purchased caps and floors that have a net positive market value, assuming the counterparty defaults, and the related collateral, if any, is of no value. Our credit risk will change depending on current market conditions.

At June 30, 2009, and December 31, 2008, our credit risk, as defined above, was approximately $252,000 and $735,000, respectively. At June 30, 2009, and December 31, 2008, these totals include $0 and $4,000, respectively, of net accrued interest receivable. In determining our credit risk, we consider accrued interest receivables and payables, and the legal right to offset assets and liabilities by counterparty. We held cash, including accrued interest, totaling $10,527,000 and $0 as collateral as of June 30, 2009, and December 31, 2008, respectively. The collateral we hold has not been sold or repledged.

We have credit support agreements that contain provisions requiring us to post additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating were lowered by an NRSRO, we would be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments subject to credit support agreements containing credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) at June 30, 2009, was $962,331,000, for which we have posted collateral, including accrued interest, of $140,614,000 in the normal course of business. In addition, we held other derivative instruments in a net liability position of $629,000 that are not subject to credit support agreements containing credit-risk related contingent features. If our credit rating had been lowered from its current rating to the next lower rating, we would have been required to deliver up to an additional $651,853,000 of collateral to our derivatives counterparties at June 30, 2009. However, our credit rating has not changed during the previous 12 months.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Months Ended June 30, 2009, and 2008 is Unaudited

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

The notional amount of derivatives represents neither the actual amounts exchanged nor the overall exposure to credit and market risk. The overall amount that could potentially be subject to credit loss is much smaller. Notional values by themselves are not meaningful measures of the risks associated with derivatives. The risks of derivatives can be measured meaningfully on a portfolio basis. This measurement must take into account the derivatives, the items being hedged and any offsets between the two.

The following tables summarize the fair value of derivative instruments without the effect of netting arrangements or collateral as of June 30, 2009, and December 31, 2008 ($ amounts in thousands). For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

	June 30, 2009
	Notional Amount of Derivatives	Fair Value of Derivative Assets	Fair Value of Derivative Liabilities
Derivatives Designated as Hedging Instruments under SFAS 133
Interest rate swaps	$32,729,513	$152,206	$1,119,388

Total Derivatives in SFAS 133 Hedging Relationships	32,729,513	152,206	1,119,388

Derivatives Not Designated as Hedging Instruments under SFAS 133
Interest rate swaps	2,059,009	5,448	597
Interest rate futures/forwards	45,700	61	464
Mortgage delivery commitments	45,867	191	166

Total Derivatives Not Designated as Hedging Instruments under SFAS 133	2,150,576	5,700	1,227

Total Derivatives Before Netting and Collateral Adjustments	$34,880,089	157,906	1,120,615

Netting adjustments		(147,127)	(147,127)
Cash collateral and related accrued interest		(10,527)	(140,614)

Total Collateral and Netting Adjustments (1)		(157,654)	(287,741)

Derivative Assets and Derivative Liabilities as Reported on the Statements of Condition		$252	$832,874

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow us to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Months Ended June 30, 2009, and 2008 is Unaudited

	December 31, 2008
	Notional Amount of Derivatives	Fair Value of Derivative Assets	Fair Value of Derivative Liabilities
Derivatives Designated as Hedging Instruments under SFAS 133
Interest rate swaps	$33,310,355	$225,180	$1,595,696

Total Derivatives in SFAS 133 Hedging Relationships	33,310,355	225,180	1,595,696

Derivatives Not Designated as Hedging Instruments under SFAS 133
Interest rate swaps	3,392,040	15,116	1,034
Interest rate futures/forwards	77,600	—	716
Mortgage delivery commitments	76,173	661	13

Total Derivatives Not Designated as Hedging Instruments under SFAS 133	3,545,813	15,777	1,763

Total Derivatives Before Netting and Collateral Adjustments	$36,856,168	240,957	1,597,459

Netting adjustments		(240,222)	(240,222)
Cash collateral and related accrued interest		—	(296,978)

Total Collateral and Netting Adjustments (1)		(240,222)	(537,200)

Derivative Assets and Derivative Liabilities as Reported on the Statements of Condition		$735	$1,060,259

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow us to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Months Ended June 30, 2009, and 2008 is Unaudited

The following table presents the components of Net Gains (Losses) on Derivatives and Hedging Activities for the three and six months ended June 30, 2009, and 2008 ($ amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Derivatives and Hedged Items in SFAS 133 Fair Value Hedging Relationships
Interest rate swaps	$(223)	$3,797	$(1,537)	$1,731

Total Net Gain (Loss) Related to Fair Value Hedge Ineffectiveness	(223)	3,797	(1,537)	1,731

Derivatives Not Designated as Hedging Instruments under SFAS 133
Economic hedges
Interest rate swaps	4,652	(979)	5,635	1,306
Interest rate futures/forwards	1,273	651	643	752
Mortgage delivery commitments	(1,834)	(1,027)	(2,116)	(1,748)

Total Net Gain (Loss) Related to Derivatives Not Designated as Hedging Instruments under SFAS 133	4,091	(1,355)	4,162	310

Net Gains (Losses) on Derivatives and Hedging Activities	$3,868	$2,442	$2,625	$2,041

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s Net Interest Income for the three and six months ended June 30, 2009, and 2008 ($ amounts in thousands).

For the Three Months Ended June 30, 2009

Hedged Item Type	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$182,943	$(183,213)	$(270)	$(139,531)
Consolidated Obligation Bonds	(25,056)	24,369	(687)	35,847
AFS	100,323	(99,589)	734	(13,615)

Total	$258,210	$(258,433)	$(223)	$(117,299)

For the Three Months Ended June 30, 2008

Hedged Item Type	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$187,716	$(187,614)	$102	$(70,953)
Consolidated Obligation Bonds	(134,182)	137,527	3,345	40,040
AFS	31,189	(30,839)	350	(2,583)

Total	$84,723	$(80,926)	$3,797	$(33,496)

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Months Ended June 30, 2009, and 2008 is Unaudited

For the Six Months Ended June 30, 2009

Hedged Item Type	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$243,117	$(258,901)	$(15,784)	$(255,806)
Consolidated Obligation Bonds	(82,635)	99,071	16,436	73,905
AFS	128,522	(130,711)	(2,189)	(24,489)

Total	$289,004	$(290,541)	$(1,537)	$(206,390)

For the Six Months Ended June 30, 2008

Hedged Item Type	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$9,391	$(9,550)	$(159)	$(79,646)
Consolidated Obligation Bonds	(26,789)	28,276	1,487	52,775
AFS	25,813	(25,410)	403	(2,610)

Total	$8,415	$(6,684)	$1,731	$(29,481)

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Months Ended June 30, 2009, and 2008 is Unaudited

Note 8 — Deposits

The following table details the average interest rates paid on average Interest-Bearing Deposits during the three and six months ended June 30, 2009, and 2008.

	2009	2008
Three months ended June 30	0.06%	1.89%
Six months ended June 30	0.09%	2.37%

The following table details Deposits as of June 30, 2009, and December 31, 2008 ($ amounts in thousands):

	June 30, 2009	December 31, 2008
Interest-Bearing:
Demand and overnight	$952,833	$572,819
Term/time and other deposits	32,846	46,522

Total Interest-Bearing Deposits	985,679	619,341

Non-Interest-Bearing:
Pass-through deposit reserves	3,755	2,150

Total Non-Interest-Bearing Deposits	3,755	2,150

Total Deposits	$989,434	$621,491

The aggregate amount of time deposits with a denomination of $100,000 or more was $32,824,000 and $46,500,000 as of June 30, 2009, and December 31, 2008, respectively.

Note 9 — Consolidated Obligations

Redemption Terms. The following is a summary of our participation in Consolidated Obligation Bonds (“CO Bonds”) outstanding at June 30, 2009, and December 31, 2008, by year of contractual maturity ($ amounts in thousands):

	June 30, 2009		December 31, 2008
Year of Contractual Maturity	Amount	WAIR %	Amount	WAIR %
Due in 1 year or less	$15,142,900	1.59	$9,025,800	3.13
Due after 1 year through 2 years	4,248,150	2.77	3,865,550	3.92
Due after 2 years through 3 years	2,636,750	3.40	3,492,650	3.82
Due after 3 years through 4 years	1,334,500	3.91	2,202,550	4.50
Due after 4 years through 5 years	1,794,700	3.63	2,465,750	4.19
Thereafter	6,707,400	4.80	7,449,100	5.12

Total par value	$31,864,400	2.78	$28,501,400	4.04
Unamortized bond premiums	30,625		35,183
Unamortized bond discounts	(25,931)		(28,960)
SFAS 133 hedging adjustments	90,539		189,390

Total	$31,959,633		$28,697,013

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Months Ended June 30, 2009, and 2008 is Unaudited

Interest Rate Payment Terms. The following table details CO Bonds by interest rate payment type at June 30, 2009, and December 31, 2008 ($ amounts in thousands):

Par value of CO Bonds	June 30, 2009	December 31, 2008
Fixed-rate	$28,278,400	$27,746,400
Step-up	555,000	730,000
Simple variable-rate	2,906,000	—
Variable that converts to fixed	125,000	25,000

Total par value	$31,864,400	$28,501,400

Our outstanding CO Bonds at June 30, 2009, and December 31, 2008, include ($ amounts in thousands):

Par value of CO Bonds	June 30, 2009	December 31, 2008
Non-callable or non-putable	$24,356,400	$16,864,400
Callable	7,508,000	11,637,000

Total par value	$31,864,400	$28,501,400

The following table summarizes CO Bonds outstanding at June 30, 2009, and December 31, 2008, by year of contractual maturity or next call date ($ amounts in thousands):

Year of Contractual Maturity or Next Call Date	June 30, 2009	December 31, 2008
Due in 1 year or less	$22,322,900	$19,315,800
Due after 1 year through 2 years	4,135,150	3,621,550
Due after 2 years through 3 years	1,485,750	1,382,650
Due after 3 years through 4 years	749,500	832,550
Due after 4 years through 5 years	522,700	684,750
Thereafter	2,648,400	2,664,100

Total par value	$31,864,400	$28,501,400

Discount Notes. Our participation in Discount Notes at June 30, 2009, and December 31, 2008, all of which are due within one year, was as follows ($ amounts in thousands):

	June 30, 2009	December 31, 2008
Book Value	$14,557,417	$23,465,645
Par Value	14,563,709	23,520,520
Weighted Average Interest Rate	0.28%	1.40%

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Months Ended June 30, 2009, and 2008 is Unaudited

Note 10 — Capital

We are subject to three capital requirements under our Capital Plan and Finance Agency regulations. First, we must maintain at all times “permanent capital,” defined as Retained Earnings and Class B Stock (including Mandatorily Redeemable Capital Stock (“MRCS”)), in an amount at least equal to our risk-based capital requirements, which is the sum of our credit risk capital requirement, our market risk capital requirement, and our operations risk capital requirement, calculated in accordance with the rules and regulations of the Finance Agency. Only permanent capital satisfies the risk-based capital requirement. The Finance Agency may mandate us to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined. Second, we are required to maintain at all times at least a 4% regulatory capital-to-asset ratio. Third, we must maintain at least a 5% leverage ratio, defined as the sum of permanent capital weighted 1.5 times, and non-permanent capital weighted 1.0 times, divided by Total Assets. We were in compliance with the aforementioned capital rules and requirements during the reporting periods. The following table shows our compliance with the Finance Agency’s capital requirements at June 30, 2009, and December 31, 2008 ($ amounts in thousands):

	June 30, 2009		December 31, 2008
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$894,797	$2,793,091	$1,482,476	$2,701,217
Regulatory capital-to-asset ratio	4.00%	5.45%	4.00%	4.75%
Regulatory permanent capital	$2,051,048	$2,793,091	$2,274,399	$2,701,217
Leverage ratio	5.00%	8.17%	5.00%	7.13%
Leverage capital	$2,563,810	$4,189,637	$2,842,999	$4,051,826

The following table provides the number of former members and the related dollar amounts for activities recorded in MRCS during the six months ended June 30, 2009 ($ amounts in thousands):

	Number of Former Members	Amount
Beginning of period	22	$539,111
Due to mergers and acquisitions	2	17,860
Due to withdrawals	—	—
Redemptions/repurchases during the period	—	(826)
Accrued dividends classified as mandatorily redeemable	—	98

End of period	24	$556,243

The following table shows the amount of excess and other stock subject to a redemption request by year of redemption at June 30, 2009, and December 31, 2008 ($ amounts in thousands):

Non-contractual Year of Redemption – Excess and Other Stock	June 30, 2009	December 31, 2008
Due in 1 year or less	$128	$5,128
Due after 1 year through 2 years	24,375	—
Due after 2 years through 3 years	5,451	29,826
Due after 3 years through 4 years	4,900	4,900
Due after 4 years through 5 years	—	—

Total	$34,854	$39,854

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Months Ended June 30, 2009, and 2008 is Unaudited

The following table shows the amount of MRCS by year of redemption at June 30, 2009, and December 31, 2008 ($ amounts in thousands):

Contractual Year of Redemption – MRCS	June 30, 2009	December 31, 2008
Due in 1 year or less	$6,945	$4,352
Due after 1 year through 2 years	27,796	3,883
Due after 2 years through 3 years	123,675	138,923
Due after 3 years through 4 years	43,262	12,272
Due after 4 years through 5 years	354,565	379,681

Total	$556,243	$539,111

Capital Concentrations. The following table presents shareholder holdings of 10% or more of our total par value of capital stock including MRCS outstanding as of June 30, 2009, and December 31, 2008 ($ amounts in thousands):

	June 30, 2009		December 31, 2008
Name	Capital Stock / MRCS Outstanding	Percent of Total	Capital Stock / MRCS Outstanding	Percent of Total
Flagstar Bank, FSB	$373,443	15.2%	$373,443	15.4%
Bank of America, N.A.	334,110	13.6%	334,840	13.8%
Total Capital Stock, including MRCS, at par	2,464,636	100.0%	2,418,486	100.0%

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

The products and services presented reflect the manner in which we evaluate financial information. Traditional includes the effects of premium and discount amortization on products other than MPP, the impact of net interest settlements related to interest rate exchange agreements, interest income on Advances, investments (including AFS and MBS), and the borrowing costs related to those assets. Traditional also includes the costs related to holding deposit products for members and other miscellaneous borrowings as well as all other miscellaneous income and expense not associated with the MPP. MPP income is derived primarily from the difference, or spread, between the interest income earned on mortgage loans, including the direct effects of premium and discount amortization, and the borrowing cost related to those loans.

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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Months Ended June 30, 2009, and 2008 is Unaudited

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

The following tables set forth our financial performance by operating segment for the three and six months ended June 30, 2009 and 2008 ($ amounts in thousands):

	For the Three Months ended June 30, 2009			For the Six Months ended June 30, 2009
June 30, 2009	Traditional	MPP	Total	Traditional	MPP	Total
Net Interest Income	$43,536	$36,291	$79,827	$81,113	$60,197	$141,310
Other Income (Loss)	3,045	(561)	2,484	(15,125)	(1,473)	(16,598)
Other Expenses	9,311	495	9,806	20,893	1,158	22,051

Income Before Assessments	37,270	35,235	72,505	45,095	57,566	102,661

AHP	3,348	2,876	6,224	4,388	4,699	9,087
REFCORP	6,784	6,472	13,256	8,141	10,574	18,715

Total Assessments	10,132	9,348	19,480	12,529	15,273	27,802

Net Income	$27,138	$25,887	$53,025	$32,566	$42,293	$74,859

	For the Three Months ended June 30, 2008			For the Six Months ended June 30, 2008
June 30, 2008	Traditional	MPP	Total	Traditional	MPP	Total
Net Interest Income	$49,201	$21,600	$70,801	$105,652	$34,219	$139,871
Other Income (Loss)	3,448	(390)	3,058	4,362	(1,055)	3,307
Other Expenses	8,379	555	8,934	17,923	1,148	19,071

Income Before Assessments	44,270	20,655	64,925	92,091	32,016	124,107

AHP	3,877	1,686	5,563	8,035	2,614	10,649
REFCORP	8,078	3,794	11,872	16,811	5,880	22,691

Total Assessments	11,955	5,480	17,435	24,846	8,494	33,340

Net Income	$32,315	$15,175	$47,490	$67,245	$23,522	$90,767

The following table sets forth the asset balances by segment as of June 30, 2009, and December 31, 2008 ($ amounts in thousands):

Asset Balances	June 30, 2009	December 31, 2008
Traditional	$43,391,558	$48,079,878
MPP	7,884,650	8,780,098

Total Assets	$51,276,208	$56,859,976

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Months Ended June 30, 2009, and 2008 is Unaudited

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

We record AFS, Rabbi Trust assets (mutual funds), Derivative Assets and Liabilities, and OTTI HTM at fair value on our Statements of Condition. Fair value is a market-based measurement and is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. In general, the transaction price will equal the exit price and, therefore, represents the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, a reporting entity is required to consider factors specific to the asset or liability, the principal or most advantageous market for the asset or liability, and market participants with whom the entity would transact in that market.

Fair Value Hierarchy

SFAS 157 establishes a hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The inputs are evaluated and an overall level for the fair value measurement is determined. This overall level is an indication of how market observable the fair value measurement is and defines the level of disclosure. SFAS 157 clarifies fair value in terms of the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal (or most advantageous) market for the asset or liability at the measurement date (an exit price). In order to determine the fair value or the exit price, an entity must determine the unit of account, highest and best use, principal market, and market participants. These determinations allow the reporting entity to define the inputs for fair value and level of hierarchy.

Outlined below is the application of the fair value hierarchy established by SFAS 157 to our financial assets and financial liabilities that are carried at fair value.

Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. We carry Rabbi Trust assets (mutual funds) at Level 1 fair value. These assets were acquired to fund non-qualified benefit plans.

Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. We carry AFS, Derivative Assets and Derivative Liabilities at Level 2 fair value.

Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity or by the entity’s own assumptions. We reported OTTI HTM at Level 3 fair value as of June 30, 2009.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Months Ended June 30, 2009, and 2008 is Unaudited

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

Fair Value on a Recurring Basis

The following table presents for each SFAS 157 hierarchy level our assets and liabilities that are measured at fair value on our Statement of Condition at June 30, 2009, and December 31, 2008 ($ amounts in thousands):

	Fair Value Measurements at June 30, 2009
	Total	Level 1	Level 2	Level 3	Netting Adjustment (1)
Assets
AFS
GSEs	$1,767,281	$—	$1,767,281	$—	$—
Derivative Assets	252	—	157,906	—	(157,654)
Rabbi Trust assets (included in Other Assets)	12,968	12,968	—	—	—

Total assets at fair value	$1,780,501	$12,968	$1,925,187	$—	$(157,654)

Liabilities
Derivative Liabilities	$832,874	$—	$1,120,614	$—	$(287,740)

Total liabilities at fair value	$832,874	$—	$1,120,614	$—	$(287,740)

	Fair Value Measurements at December 31, 2008
	Total	Level 1	Level 2	Level 3	Netting Adjustment (1)
Assets
AFS
GSEs	$1,842,377	$—	$1,842,377	$—	$—
Derivative Assets	735	—	240,958	—	(240,223)
Rabbi Trust assets (included in Other Assets)	12,362	12,362	—	—	—

Total assets at fair value	$1,855,474	$12,362	$2,083,335	$—	$(240,223)

Liabilities
Derivative Liabilities	$1,060,259	$—	$1,597,460	$—	$(537,201)

Total liabilities at fair value	$1,060,259	$—	$1,597,460	$—	$(537,201)

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same counterparties.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Months Ended June 30, 2009, and 2008 is Unaudited

For instruments carried at fair value, we review the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of the current level at fair value in the quarter in which the changes occur, as applicable.

We determine estimated fair value amounts by using available market information and our assumptions applied in our valuation models. These estimates are based on pertinent information available to us as of the reporting date. Because of the assumptions used in the valuation process, there are inherent limitations in estimating the fair value of these instruments. For example, because an active secondary market does not exist for a portion of our financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions.

Fair Value on a Nonrecurring Basis

We measure certain HTM at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances (e.g., when there is evidence of OTTI).

In accordance with the provisions of FSP FAS 115-2 and FAS 124-2, we recognized OTTI charges during the three and six months ended June 30, 2009, which were included in Other Income (Loss).

At March 31, 2009, our HTM with a carrying value of $322,684,000 prior to write-down were written down to their fair value of $175,392,000, resulting in an OTTI charge of $147,292,000. At June 30, 2009, our HTM with a carrying value of $144,794,000 prior to write-down were written down to their fair value of $109,233,000, resulting in an OTTI charge of $35,561,000, for a year-to-date OTTI charge of $182,853,000. Of this total OTTI charge, $2,044,000 and $20,594,000 was recorded in the Other Income (Loss) section of the Statement of Income for the three and six months ended June 30, 2009, respectively, and $162,259,000 was recorded in OCI.

The following table presents these investment securities by level within the SFAS 157 valuation hierarchy at June 30, 2009, for which a nonrecurring change in fair value has been recorded in the three and six months ended June 30, 2009 ($ amounts in thousands):

	Fair Value Measurements at June 30, 2009				Credit Loss Reported in Earnings
	Total	Level 1	Level 2	Level 3	For the three months ended June 30, 2009	For the six months ended June 30, 2009
HTM	$109,233	$—	$—	$109,233	$2,044	$20,594

During 2008 and continuing into 2009, the divergence among prices obtained from several third-party pricing services increased, and continued to be significant through the second quarter of 2009. The significant reduction in transaction volumes and widening credit spreads led the Bank to conclude that prices received from pricing services, which were derived from those services’ proprietary models, were reflective of significant unobservable inputs. Because of the significant unobservable inputs used by the pricing services, we consider these to be Level 3 inputs.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Months Ended June 30, 2009, and 2008 is Unaudited

Estimated Fair Values

SFAS 107 requires disclosures of the estimated fair value of certain financial instruments. The estimated fair value amounts listed in the table below have been determined using available market information and our best judgment of appropriate valuation methods. These estimates are based on pertinent information available to us as of the reporting date. The estimated fair values, as determined using the definition of fair value described in SFAS 157, utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs and reflect our judgment of how a market participant would estimate the fair values. The Fair Value Summary Tables below do not represent an estimate of our overall market value as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

Sensitivity to assumptions. Estimates of the fair value of our financial instruments, such as Advances with options, mortgage instruments, derivatives with embedded options and bonds with options using the methods described below, are based on the model used to value these instruments, available market information and underlying assumptions used in valuation methodologies. Assumptions related to future cash flows, prepayment speed assumptions, expected interest rate volatility, methods to determine possible distributions of future interest rates used to value options, and the selection of discount rates, could have a significant impact on the resulting valuation estimates. These estimates are made as of a specific point in time and are susceptible to material near-term changes.

Cash and Due from Banks. The estimated fair value approximates the recorded book balance.

Interest-Bearing Deposits. The estimated fair value of interest-bearing deposits approximates the recorded book balance.

Investment securities. The estimated fair value of our investment securities is determined as follows:

•	CDs – Determined by calculating the present value of the expected future cash flows and reducing the amount for accrued interest receivable.

•	AFS – Determined based on a composite of executable prices from participating dealers.

•

HTM – GSE debenture, corporate debentures guaranteed by the FDIC, MBS (consisting of RMBS and commercial MBS (“CMBS”)), and ABS (consisting of manufactured housing and home equity loans) are based on quoted prices, excluding accrued interest, as of the last business day of the period. State agency HTM are determined by calculating the present value of the expected future cash flows and reducing the amount for accrued interest receivable.

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

Advances and other loans. We determine the estimated fair value of Advances by calculating the present value of expected future cash flows from the Advances and excluding the amount of the accrued interest receivable. The discount rates used in these calculations are the replacement Advance rates for Advances with similar terms. In accordance with the Finance Agency’s regulations, Advances with a maturity and repricing period greater than six months require a prepayment fee sufficient to make us financially indifferent to the borrower’s decision to prepay the Advances. Therefore, the estimated fair value of Advances does not assume prepayment risk.

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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Months Ended June 30, 2009, and 2008 is Unaudited

Accrued Interest Receivable and Payable. The estimated fair value approximates the recorded book value.

Derivative Assets and Liabilities. Where active markets exist, we base the estimated fair values of derivatives on available market prices of instruments with similar terms including accrued interest receivable and payable. However, active markets do not exist for many types of financial instruments. Consequently, fair values for these instruments must be estimated using discounted cash flow analysis and comparisons to similar instruments. Estimates developed using these methods are subjective and require judgments regarding matters such as the amount and timing of future cash flows, volatility of interest rates, and the selection of discount rates that appropriately reflect market and credit risks. The estimated fair values are based on our assumptions underlying the valuation model. Because these estimates are made as of a specific point in time, as market conditions change, these estimates may change. We are subject to credit risk in derivatives transactions due to the potential nonperformance by the derivatives counterparties. To mitigate this risk, we enter into master netting agreements for interest rate exchange agreements with highly-rated institutions. In addition, we have entered into bilateral security agreements with all active derivatives dealer counterparties that provide for delivery of collateral at specified levels tied to counterparty credit ratings to limit our net unsecured credit exposure to these counterparties. We have evaluated the potential for the fair value of the instruments to be impacted by counterparty credit risk and have determined that no adjustments were significant or necessary to the overall fair value measurements. If these netted amounts are positive, they are classified as an asset and if negative, a liability. For counterparties in a net liability position, any credit adjustment would be based on the credit or non-performance risk associated with us. We have evaluated the potential for the fair value of the instruments to be impacted by our credit risk and have determined that no adjustments were necessary.

Rabbi Trust assets. Rabbi Trust assets, included as a component of Other Assets, are carried at fair value based on quoted market prices as of the last business day of the reporting period.

Deposits. All deposits at June 30, 2009, and December 31, 2008, were variable rate deposits. For such deposits, fair value approximates the carrying value.

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

Commitments. The estimated fair value of our letters of credit was immaterial at June 30, 2009, and December 31, 2008. The estimated fair value of commitments to extend credit for Advances is recorded when a pre-determined rate is established before settlement date.

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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Months Ended June 30, 2009, and 2008 is Unaudited

The carrying values and estimated fair values of our financial instruments at June 30, 2009, and December 31, 2008, were as follows ($ amounts in thousands):

	June 30, 2009		December 31, 2008
Financial Instruments	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Cash and Due from Banks	$5,315	$5,315	$870,810	$870,810
Interest-Bearing Deposits	34	34	47	47
Federal Funds Sold	7,513,000	7,514,605	7,223,000	7,224,145
AFS	1,767,281	1,767,281	1,842,377	1,842,377
HTM	7,938,914	7,491,346	6,692,201	5,947,195
Advances	25,986,912	26,054,211	31,249,004	31,233,530
Mortgage Loans Held for Portfolio	7,884,650	8,086,317	8,780,098	8,991,601
Accrued Interest Receivable	127,120	127,120	152,509	152,509
Derivative Assets	252	252	735	735
Rabbi Trust assets (included in Other Assets)	12,968	12,968	12,362	12,362
Liabilities
Deposits	989,434	989,434	621,491	621,491
Consolidated Obligations
Discount Notes	14,557,417	14,559,668	23,465,645	23,515,928
CO Bonds	31,959,633	32,267,853	28,697,013	29,277,837
Accrued Interest Payable	209,967	209,967	284,021	284,021
Derivative Liabilities	832,874	832,874	1,060,259	1,060,259
MRCS	556,243	556,243	539,111	539,111

Other
Commitments to extend credit for Advances	—	(28)	—	—

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Months Ended June 30, 2009, and 2008 is Unaudited

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

We considered the guidance under FIN 45 and determined it was not necessary to recognize a liability for the fair value of our joint and several liability for all of the Consolidated Obligations. The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBs. The FHLBs have no control over the amount of the guaranty or the determination of how each FHLB would perform under the joint and several liability. Because the FHLBs are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for each of the FHLBs’ Consolidated Obligations, our joint and several obligation is excluded from the initial recognition and measurement provisions of FIN 45. Accordingly, we do not recognize a liability for our joint and several obligation related to Consolidated Obligations issued for the benefit of other FHLBs. The par amounts of the FHLBs’ outstanding Consolidation Obligations, including those held by other FHLBs, were approximately $1,055,863,232,000 and $1,251,541,664,000 at June 30, 2009, and December 31, 2008, respectively.

A standby letter of credit is a collateralized financing arrangement between us and one of our members. Standby letters of credit are executed for members for a fee. If we are required to make payment on a beneficiary’s draw, this amount is converted into a collateralized Advance to the member. Outstanding standby letters of credit were as follows ($ amounts in thousands):

	June 30, 2009	December 31, 2008
Outstanding notional	$426,596	$399,376
Original terms	10 months – 15 years	10 months – 15 years
Final expiration year	2019	2018

The fair value of the guarantees related to standby letters of credit entered into after 2002 are recorded in Other Liabilities and amount to $2,842,000 at June 30, 2009, and $2,942,000 at December 31, 2008. Based on our credit analyses and collateral requirements, we have not deemed it necessary to record any additional liability on these commitments. Outstanding commitments that unconditionally obligate us for additional letters of credit were $5,999,000 at June 30, 2009, and $0 at December 31, 2008.

Commitments for additional Advances totaled approximately $46,650,000 at June 30, 2009, of which $36,650,000 were funds-only commitments for Advances and $10,000,000 were Advances that had traded but not settled. This compares to $12,045,000 in commitments for additional Advances, all of which relate to funds-only commitments at December 31, 2008. Funds-only commitments generally are for periods up to 6 months and will be funded provided the member meets our collateral and underwriting requirements. Advances that are traded but not settled legally bind and unconditionally obligate us for additional Advances. Based on our credit analyses and collateral requirements, we do not deem it necessary to record any additional liability on these commitments.

We had $164,320,000 of unused lines of credit available to members at June 30, 2009.

For managing the inherent credit risk in MPP, participating members pay us credit enhancement fees in order to fund the LRA and pay SMI. The LRA is held to offset any losses that may occur. When a credit loss occurs, the accumulated LRA is used to cover the credit loss in excess of borrower equity and primary mortgage insurance. Funds not used are returned to the member over time. The LRA amounted to $23,134,000 and $21,892,000 at June 30, 2009, and December 31, 2008, respectively. SMI provides additional coverage over and above losses covered by the LRA. Reserves for additional probable losses are provisioned through the allowance for credit losses. No allowance for credit losses was considered necessary at June 30, 2009, and December 31, 2008.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Months Ended June 30, 2009, and 2008 is Unaudited

Commitments that unconditionally obligate us to purchase mortgage loans totaled $45,867,000 and $76,173,000 at June 30, 2009, and December 31, 2008, respectively. Commitments are generally for periods not to exceed 91 days. Such commitments were recorded as derivatives at their fair value.

We generally execute derivatives with major banks and broker-dealers and generally enter into bilateral pledge (collateral) agreements. We have posted $140,595,000 and $296,949,000 of collateral, at par, at June 30, 2009, and December 31, 2008, respectively.

As of June 30, 2009, we had committed to issue $778,000,000 par value of CO Bonds, $25,000,000 of which were hedged with associated interest rate swaps, and $503,000,000 par value of Discount Notes that had traded but not settled. This compares to $1,095,000,000 par value of CO Bonds, of which $500,000,000 were hedged with associated interest rate swaps, and $38,300,000 par value of Discount Notes that had traded but not settled as of December 31, 2008.

During the third quarter of 2008, each FHLB entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (“GSECF”), as authorized by the Housing and Economic Recovery Act of 2008 (“HERA”). The GSECF is designed to serve as a contingent source of liquidity for the housing GSEs, including each of the twelve FHLBs. Any borrowings made by one or more of the FHLBs under the GSECF are considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of the borrowings are agreed to at the time of issuance. Loans under the Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of FHLB Advances that have been collateralized in accordance with regulatory standards and MBS issued by Fannie Mae or Freddie Mac. Each FHLB is required to submit to the Federal Reserve Bank of New York, acting as a fiscal agent of the U.S. Treasury, a list of eligible collateral updated on a weekly basis. This credit facility will be available until December 31, 2009. As of June 30, 2009, we had provided a listing of Advance collateral amounting to $4,500,000,000, which provides for maximum borrowings of $3,696,000,000. The amount of collateral can be increased or decreased (subject to approval by the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of June 30, 2009, we have not drawn on this available source of liquidity.

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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Six Months Ended June 30, 2009, and 2008 is Unaudited

Note 14 — Transactions with Shareholders

Our activities with shareholders are summarized below and have been identified in the Statements of Condition, Statements of Income, and Statements of Cash Flows.

In the normal course of business, we have invested in Federal Funds Sold with shareholders or their affiliates.

Transactions with Directors’ Financial Institutions. We provide, in the ordinary course of business, products and services to members whose officers or directors may serve on our board of directors (“Directors’ Financial Institutions”). Finance Agency regulations require that transactions with Directors’ Financial Institutions be made on the same terms as those with any other member. As of June 30, 2009, and December 31, 2008, we had Advances, Mortgage Loans Held for Portfolio, and Capital Stock outstanding (including MRCS) to Directors’ Financial Institutions as follows ($ amounts in thousands):

	June 30, 2009	December 31, 2008
Advances ($ at par)	$6,569,953	$6,592,866
% of Advances outstanding	26.1%	22.0%
Mortgage Loans Held for Portfolio ($ at par)	$2,254,761	$2,509,532
% of Mortgage Loans Held for Portfolio outstanding	28.7%	28.6%
Capital Stock ($ at par)	$500,078	$472,038
% of Capital Stock outstanding	20.3%	19.5%

For the three and six months ended June 30, 2009, and 2008, we acquired mortgage loans from Directors’ Financial Institutions as follows ($ amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Mortgage Loans acquired from Directors’ Financial Institutions	$8,310	$1,102	$13,647	$1,439

Note 15 — Subsequent Events

Section 955.3(b)(1)(ii)(A) of the Finance Agency’s Acquired Member Assets (“AMA”) regulation requires FHLB members that sell loans to FHLBs through an AMA program (such as MPP) to be legally obligated at all times to maintain SMI with an insurer rated not lower than the second highest rating category when SMI is used as a form of credit enhancement in the AMA program. With the deteriorations in the mortgage markets, it is difficult for us to meet this requirement, because no mortgage insurers that currently underwrite SMI are currently rated in the second highest rating category or better by any NRSRO.

On February 11, 2009, we submitted a request for a no-action letter to the Finance Agency concerning this rating requirement, and on August 6, 2009, the Director of the Finance Agency granted a temporary waiver of the requirement. With regard to any MPP loans that are credit-enhanced with SMI and were purchased, or will be purchased, under master commitments that were executed on or before August 6, 2009, the requirement set forth in Section 955.3(b)(1)(ii)(A) is waived for a period of one year, provided that we evaluate the claims paying ability of our SMI providers, hold additional retained earnings and take any other steps necessary to mitigate any attendant risk associated with using an SMI provider having a rating below the regulatory standard. In addition, if we rely on this waiver for existing business, we must, by April 8, 2010, submit to the Finance Agency a written analysis of credit enhancement alternatives that do not rely on SMI for existing pools of loans that presently rely upon SMI for credit enhancement. Such alternatives must consider requirements of the AMA regulation and existing AMA programs, as well as any accounting or other legal requirements.

With regard to new MPP business, the regulatory requirement is waived for a period of six months from August 6, 2009 to allow us to enter into new master commitments during the six-month period, assuming the other requirements of the existing program are met, and provided that we also evaluate the claims paying ability of our SMI providers, hold additional retained earnings, and take any other steps necessary to mitigate any attendant risk associated with using an SMI provider having a rating below the regulatory standard. We may not rely on this waiver to enter into new MPP master commitments with our members after six months from the date of the waiver, unless the Finance Agency extends the waiver period or the MPP product is re-structured with the Finance Agency approval. In addition, if we rely on this waiver for new business, we must, by December 8, 2009, submit to the Finance Agency a written notice seeking regulatory approval for alternative AMA products or mortgage programs that do not rely on SMI as part of the credit enhancement structure (to the extent we do not already offer such products or programs), if we plan to execute new master commitments after the expiration of the six-month waiver period.

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

•	changes in asset prepayment patterns;

•	changes in delinquency rates and housing values;

•	challenges to our status as a secured creditor in the event of member receivership, conservatorship, rehabilitation or liquidation;

•	changes in or differing interpretations of accounting rules;

•	negative adjustments in FHLB System NRSRO ratings that could adversely impact the marketability of our Consolidated Obligations, products, or services;

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

•	ability to develop and support technology and information systems, including the Internet, sufficient to effectively manage the risks of our business;

•	changes in investor demand for Consolidated Obligations and the terms of interest rate exchange agreements and similar agreements;

•	membership changes, including, but not limited to, mergers, acquisitions and consolidation of charters;

•	timing and volume of market activity;

•	ability to introduce new products and services and successfully manage the risks associated with those products and services, including new types of collateral securing Advances and securitizations;

•	risk of loss arising from litigation filed against one or more of the FHLBs;

•	risk of loss arising from natural disasters or acts of terrorism;

•	risk of loss should one or more of the FHLBs be unable to repay its participation in the Consolidated Obligations;

•	inflation or deflation; and

•	changes in the value of global currencies.

Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make through reports filed with the SEC in the future, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and related footnotes contained in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the three months ended March 31, 2009, and our 2008 Form 10-K.

Overview

We are a regional wholesale bank that makes Advances (loans), purchases mortgages, and provides other financial services to our member financial institutions. These member financial institutions consist of federally-insured depository institutions, (including commercial banks, thrifts, and credit unions), community development financial institutions (“CDFIs”) and insurance companies. All member financial institutions are required to purchase shares of our Class B Capital Stock as a condition of membership. Our public policy mission is to facilitate and expand the availability of financing for housing and community development. We seek to achieve this by providing services to our members in a safe, sound, and profitable manner, and by generating a competitive return on their capital investment.

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

Our overall prospects are dependent on the market environment and our members’ demand for wholesale funding and sales levels of mortgage loans. Our members typically use wholesale funding, in the form of Advances, along with other sources of funding, such as retail deposits and excess liquidity. Also, members may sell mortgage loans to us as part of an overall business strategy.

In the past, periods of economic growth have led to significant use of wholesale funds by our members, because businesses typically fund expansion by borrowing and/or reducing deposit balances. Conversely, slow economic growth has tended to decrease our members’ wholesale borrowing activity. However, the market conditions in the second half of 2007 and throughout 2008, including the liquidity, credit quality and valuation issues in the housing and mortgage markets, led to increased demand for Advances from many of our members and increased purchases of mortgage loans from our community bank and credit union members. Thus, our Advances balance grew while the overall economy was contracting. However, Advances have declined during the first six months of 2009, while purchases of mortgage loans by the MPP have increased slightly.

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

The national mortgage market issues combined with the local decline of manufacturing have resulted in economic data for Indiana and Michigan that generally compare unfavorably to national data. Michigan’s unemployment rate for June 2009 of 15.2% was the highest in the nation, and Indiana’s rate of 10.7% also exceeded the United States rate of 9.5%. As of July 31, 2009, the United States unemployment rate decreased to 9.4%. Indiana and Michigan experienced year-over-year manufacturing employment declines of 18.6% and 25.9%, respectively. Michigan’s mortgage foreclosure rate for the second quarter of 2009 of 0.75% of all housing units was the eighth highest in the nation, while Indiana’s foreclosure rate of 0.50% was lower than the 0.69% national rate. We believe the economic outlook for our district will continue to trail the overall United States economy.

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

Financial Trends in the Capital Markets

The Office of Finance issues debt in the world-wide capital markets on behalf of the 12 FHLBs in the form of Consolidated Obligations, including CO Bonds and Discount Notes. Our funding operations depend on debt issued by the Office of Finance, and the issuance of our debt is impacted by events in the capital markets.

The ongoing credit market crisis that began in mid-2007 and worsened throughout 2008 and the first quarter of 2009 had a significant impact on the FHLBs, including our access to funding markets, funding costs, investor and dealer sponsorship, and the profile of our outstanding debt. As the U.S. government continued multiple programs designed to improve the credit markets, financial market conditions appeared to reflect greater strength during the second quarter of 2009. During the second quarter of 2009, the Federal Reserve Bank of New York (“FRBNY”) continued to support the capital markets through the purchase of approximately $44 billion in GSE term debt, including $10.3 billion of FHLB mandated Global bullets. By quarter-end, total FRBNY purchases of GSE housing debt were up to $97 billion, or almost 50% of the $200 billion allocated to this program. While economic data remained mixed during the second quarter of 2009, funding was both accessible and attractively priced for the FHLBs.

The Federal Reserve Board reported that foreign official holdings of agency debt and MBS securities declined by $3.8 billion from March 31, 2009 to June 30, 2009, reaching the lowest level since November 2007. Primary securities dealer inventories of GSE debt securities declined to a two-year low during the second quarter of 2009 with Discount Note inventories down $9.6 billion and CO Bond inventories down $6.9 billion as reported by the FRBNY.

During the second quarter of 2009, the aggregate liability for the FHLBs continued to shrink as redemptions from both scheduled maturities and exercised calls outpaced FHLB debt issuance. FHLB Consolidated Obligations outstanding declined an additional $78 billion during the second quarter of 2009, with FHLB Discount Notes decreasing more than FHLB CO Bonds. Included in this total were $26 billion of callable FHLB CO Bonds that were redeemed prior to maturity. The volume of FHLB CO Bonds priced during the second quarter of 2009 was slightly less than during the first quarter of 2009. FHLB Consolidated Obligation funding costs improved significantly during the second quarter of 2009, as weighted-average Consolidated Obligation funding costs in June 2009 were the lowest in more than twelve months.

The availability and attractive pricing of financing for the FHLBs continued into July 2009. Federal Reserve purchases of agency securities continued during July 2009. Short-term yield spreads compressed, leading to less FHLB reliance on consolidated discount notes for funding as callable bonds began to regain favor among investors. The FHLBs priced $45 billion in Consolidated Obligations during July 2009 as weighted-average funding costs for Consolidated Obligations remained favorable. FHLB debt outstanding continued to shrink during July 2009 as asset balances declined. Consolidated Obligations outstanding dropped an additional $34 billion, primarily due to a decline in Discount Notes outstanding.

Highlights of Our Operating Results for the Three and Six Months Ended June 30, 2009

Results of Operations

As of June 30, 2009, we determined that we had an additional other-than-temporary impairment (“OTTI”, which term also refers to “other-than-temporarily impaired,” as the context indicates) write-down equal to $35.5 million of our HTM portfolio that was separated into a credit loss portion of $2.0 million that was recognized in Other Income (Loss), and a noncredit portion related to all other factors equal to $33.5 million that was recognized in OCI. As of March 31, 2009, we determined that we had private-label MBS classified as HTM that were OTTI. Our early adoption of the FASB’s OTTI guidance resulted in an OTTI write-down in the first quarter of 2009 equal to $147.3 million of our HTM portfolio being separated into two portions. The credit loss portion of this amount equaled $18.6 million and was recognized in Other Income (Loss), and the noncredit portion of the total impairment related to all other factors equaled $128.7 million and was recognized in OCI. See “Risk Management – Credit Risk – Investments – Other-Than-Temporary Impairment Analysis” herein for more information on this analysis.

Net Income was $53.0 million for the three months ended June 30, 2009, an increase of $5.5 million or 11.7%, compared to $47.5 million for the same period in 2008. This increase was primarily due to the increase in Net Interest Income described below. This increase was partially offset by the $2.0 million credit loss portion of the OTTI write-down of our private-label MBS, an increase of $2.0 million in Total Assessments, consistent with the higher level of Income Before Assessments, and an increase of $0.9 million in Other Expenses.

Net Interest Income was $79.8 million for the three months ended June 30, 2009, compared to $70.8 million for the same period in 2008. This increase was primarily due to wider spreads on our interest-earning assets.

Net Income was $74.9 million for the six months ended June 30, 2009, a decrease of $15.9 million or 17.5%, compared to $90.8 million for the same period in 2008. This decrease was primarily due to the OTTI write-down of $20.6 million described in more detail in “Held-to-Maturity Securities” herein, and, to a lesser extent, an increase in Other Expenses of $3.0 million. These decreases were partially offset by the increase of $1.4 million in Net Interest Income described below, and a decrease of $5.5 million in Total Assessments.

Net Interest Income was $141.3 million for the six months ended June 30, 2009, compared to $139.9 million for the same period in 2008. This increase is primarily due to wider spreads on our interest-earning assets.

A more detailed discussion of these changes in Net Income can be found in “Results of Operations for the Three and Six Months Ended June 30, 2009, and 2008” herein.

Financial Condition

Total Assets were $51.3 billion as of June 30, 2009, a decrease of $5.6 billion compared to $56.9 billion as of December 31, 2008. This decrease was primarily due to the following:

•

a decrease in Advances of $5.3 billion, mainly as a result of a decrease of $3.6 billion in Advances to a former member, as well as decreased demand for Advances from many of our members. This was partially offset by a $0.8 billion or 17.7% increase in Advances to insurance company members. See “Analysis of Financial Condition – Advances” herein for more information;

•

a decrease of $0.9 billion in our Mortgage Loans Held for Portfolio, primarily due to the reduction of outstanding balances due to maturity or prepayment, as described in more detail in “Mortgage Loans Held for Portfolio,” herein; and

•

a decrease of $0.6 billion in our cash and short-term investments, which include Interest-Bearing Deposits and Federal Funds Sold, due to a decrease of $0.9 billion in Cash and Due from Banks that resulted from a lack of attractive investment opportunities at year-end, partially offset by an increase of $0.3 billion in Federal Funds Sold. See “Cash and Short-term Investments” herein for more information.

These decreases were partially offset by an increase in HTM of $1.2 billion primarily due to purchases of corporate debentures guaranteed by the FDIC and backed by the full faith and credit of the United States under the TLGP, partially offset by paydowns and the $154.0 million OTTI charge, net of accretion, described in more detail in “Held-to-Maturity Securities” herein.

The overall balance of our Consolidated Obligations, which fluctuates in relation to our Total Assets, equaled $46.5 billion at June 30, 2009, compared to $52.2 billion at December 31, 2008, a decrease of $5.7 billion.

A more detailed discussion of the above changes can be found in “Analysis of Financial Condition” herein.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities (if applicable), and the reported amounts of income and expenses during the reporting period. We believe the application of our accounting policies on a consistent basis enables us to provide financial statement users with useful, reliable and timely information about our earnings results, financial position and cash flows. Our management reviews these estimates and assumptions based on historical experience, changes in business conditions and other relevant factors we believe to be reasonable under the circumstances. Changes in estimates and assumptions could potentially affect our financial position and results of operations significantly. In any given reporting period, our actual results may differ from the estimates and assumptions used in preparing our financial statements.

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

Other-Than-Temporary Impairment Analysis

The continued broad-based deterioration of credit performance related to residential mortgage loans and the accompanying decline in United States residential real estate values as well as increased delinquency rates have increased the level of credit risk to which we are exposed in our investments in mortgage-related securities, primarily private-label MBS. Our investments in mortgage-related securities are directly or indirectly supported by underlying mortgage loans. We closely monitor the performance of our investment securities classified as AFS or HTM on at least a quarterly basis to evaluate our exposure to the risk of loss on these investments in order to determine whether an impairment is other-than-temporary, consistent with SFAS 115 (as amended by FSP FAS 115-1, The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments).

As part of our quarterly evaluation process, we consider whether we intend to sell each debt security and whether it is more likely than not that we will be required to sell the security before its anticipated recovery, which may be to maturity. If either of these conditions is met, we recognize an OTTI in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the Statement of Condition date. For securities that meet neither of these conditions, we perform an analysis to determine if any of these securities are at risk for OTTI. To determine which individual securities are at risk for OTTI and should be quantitatively evaluated utilizing a detailed cash flow analysis, we use indicators, or “screens”, which consider various adverse risk characteristics, including, but not limited to: the duration and magnitude of the unrealized loss, NRSRO credit ratings below investment grade, and criteria related to the credit performance of the underlying collateral, including the ratio of credit enhancement to expected collateral losses and the ratio of seriously delinquent loans to credit enhancement. For these purposes, expected collateral losses are those that are implied by current delinquencies taking into account a default probability based on the state of delinquency and a loss severity assumption based on product and vintage; seriously delinquent loans are those that are 60 or more days past due, including loans in foreclosure and real estate owned.

In the first quarter of 2009, to ensure consistency in determination of the OTTI for investment securities among all FHLBs, we used the same key modeling assumptions for purposes of our cash flow analysis. Beginning in the second quarter of 2009, the FHLBs enhanced their overall OTTI process by creating an OTTI Governance Committee. The OTTI Governance Committee is responsible for reviewing and approving the key modeling assumptions, including interest rate and housing prices, along with related modeling inputs and methodologies to be used to generate cash flow projections. The methods and assumptions evaluated and approved by the OTTI Governance Committee were based on recommendations developed for prime and Alt-A MBS by the FHLB of San Francisco and developed for subprime MBS by the FHLB of Chicago. The Finance Agency has also required the FHLBs to run our OTTI analysis on a common platform. For additional details on our process for determining OTTI with respect to investment securities, see “Recent Accounting and Regulatory Developments – Regulatory Developments” herein.

Securities with adverse risk characteristics are evaluated by estimated projected cash flows using models that incorporate projections and assumptions typically based on the structure of the security and certain economic environment assumptions such as delinquency and default rates, loss severity on the collateral supporting our security (based on underlying loan-level borrower and loan characteristics), home price appreciation/depreciation, interest rates and security prepayment speeds, while factoring in the underlying collateral and credit enhancement. A significant input to such analysis is the forecast of housing price changes for the relevant states and CBSAs, which are based on an assessment of the relevant housing market. The projected loan-level cash flows and losses are allocated to various security classes, including the security classes we own, based on the cash flows and loss allocation rules for each individual security.

For instances in which a determination is made that a credit loss (defined by FSP FAS 115-2 and FAS 124-2 as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists, but we do not intend to sell the debt security and it is not more likely than not that we will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (i.e., the amortized cost basis less any current-period credit loss), FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the OTTI recognized in the Statement of Income. In these instances, the impairment is separated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. If our cash flow analysis results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, a credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is temporary. If we determine that an OTTI exists, we account for the investment security as if it had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in Other Income (Loss). The difference between the amortized cost basis and the cash flows expected to be collected is accreted into Interest Income prospectively over the remaining life of the investment security based on the amount and timing of future estimated cash flows (with no additional effect on earnings unless the security is subsequently sold or there are additional decreases in cash flows expected to be collected). Any changes in the estimates used in the OTTI analysis could result in materially different results as shown in Table 27. See additional discussion regarding the recognition and presentation of OTTI in Note 2 and Note 4 to the accompanying financial statements and “Risk Management – Credit Risk – Investments” herein.

Summary of Selected Financial Data

The following table presents a summary of certain financial information as of and for the periods indicated:

Table 1

Financial Highlights

($ amounts in thousands)

	As of and for the Three Months ended,
Selected Statement of Condition Items at Period End	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008
Total Assets	$51,276,208	$56,009,178	$56,859,976	$58,311,076	$59,969,352
Advances	25,986,912	27,898,722	31,249,004	30,689,675	30,161,247
Mortgage Loans Held for Portfolio	7,884,650	8,435,653	8,780,098	8,899,353	9,037,485
AFS	1,767,281	1,807,090	1,842,377	1,615,018	1,164,034
HTM	7,938,914	7,849,211	6,692,201	6,885,586	7,465,318
Federal Funds Sold	7,513,000	9,814,000	7,223,000	10,010,000	11,896,000
Consolidated Obligations
Discount Notes	14,557,417	20,632,653	23,465,645	18,522,529	19,933,077
CO Bonds	31,959,633	30,293,370	28,697,013	35,104,851	35,991,231
Mandatorily Redeemable Capital Stock	556,243	538,380	539,111	206,446	206,453
Capital Stock, Class B-1 Putable	1,908,392	1,897,149	1,879,179	2,173,556	2,128,261
Retained Earnings	328,455	285,914	282,731	263,766	242,841
Total Capital	2,070,889	1,982,613	2,090,708	2,422,523	2,366,210
Quarterly Operating Results
Net Interest Income.	79,827	61,483	68,287	70,224	70,801
Other Income (Loss)	2,484	(19,082)	4,536	6,884	3,058
Other Expenses	9,806	12,245	10,734	10,897	8,934
Total Assessments	19,480	8,322	16,798	17,780	17,435
Net Income	53,025	21,834	45,291	48,431	47,490
Other Data
Return on average equity	10.42%	4.18%	8.59%	8.07%	8.18%
Return on average assets	0.39%	0.15%	0.31%	0.33%	0.32%
Weighted average dividend rate, Class B-1 Putable stock(1)	(5)	2.25%	4.00%	4.75%	5.25%
Dividend payout ratio (2)	(5)	47.31%	41.18%	44.56%	57.92%
Total Capital ratio (at period end) (3)	4.04%	3.54%	3.68%	4.15%	3.95%
Total Regulatory Capital ratio (at period end) (4)	5.45%	4.86%	4.75%	4.53%	4.30%
Par amount of outstanding Consolidated Obligations for all 12 Federal Home Loan Banks	$1,055,863,232	$1,135,379,159	$1,251,541,664	$1,327,904,153	$1,255,475,048

(1)	The weighted average dividend rate is equal to the rate for the current period that will be paid in the following period.

(2)	The dividend payout ratio is calculated by dividing Dividends on Capital Stock for the current period that were paid in the following period by Net Income for the current period.

(3)	Total Capital ratio is Capital Stock plus Retained Earnings and Accumulated Other Comprehensive Income (Loss) as a percentage of Total Assets.

(4)	Total Regulatory Capital ratio is Capital Stock plus Retained Earnings and MRCS as a percentage of Total Assets.

(5)	As of the date of this report, our second quarter dividend has not been finalized.

Results of Operations for the Three and Six Months Ended June 30, 2009, and 2008

The following table presents average balances, interest, and average rates of major earning asset categories and the sources funding those earning assets for the three months ended June 30, 2009, and 2008:

Table 2

Average Balances, Interest and Average Rates

($ amounts in thousands)

	Three months ended June 30,
	2009			2008
	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate
Assets
Interest-Bearing Deposits	$177,558	$77	0.17%	$8,372	$48	2.31%
Securities Purchased Under Agreements to Resell	384,615	174	0.18%	—	—	—
Federal Funds Sold	7,823,429	7,046	0.36%	11,623,560	73,156	2.53%
AFS(1)(2)	1,784,574	5,108	1.15%	741,204	4,915	2.67%
HTM	7,954,064	68,555	3.46%	7,567,352	83,500	4.44%
Advances (1)	27,467,469	108,774	1.59%	30,362,759	227,999	3.02%
Mortgage Loans Held for Portfolio	8,173,877	110,511	5.42%	9,150,023	121,326	5.33%
Loans to Other FHLBs	824	—	—	6,758	35	2.08%

Total Interest-earning assets	53,766,410	300,245	2.24%	59,460,028	510,979	3.46%
Other Assets	389,527			337,032
Fair value adjustment on HTM (3)	(126,087)			—

Total Assets	$54,029,850			$59,797,060

Liabilities and Capital
Interest-Bearing Deposits	$1,363,797	221	0.06%	$873,416	4,105	1.89%
Discount Notes	17,149,230	18,052	0.42%	20,967,004	118,427	2.27%
CO Bonds (1)	31,254,964	199,150	2.56%	34,108,123	315,068	3.72%
Mandatorily Redeemable Capital Stock	556,079	2,993	2.16%	205,925	2,578	5.04%
Loans from Other FHLBs	2,593	2	0.31%	—	—	—

Total interest-bearing liabilities	50,326,663	220,418	1.76%	56,154,468	440,178	3.15%
Other Liabilities	1,662,023			1,307,539
Total Capital	2,041,164			2,335,053

Total Liabilities and Capital	$54,029,850			$59,797,060

Net Interest Income and net spread on interest-earning assets less interest-bearing liabilities		$79,827	0.48%		$70,801	0.31%

Net interest margin	0.60%			0.48%

Average interest-earning assets to interest-bearing liabilities	1.07			1.06

(1)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements to the extent such agreements qualify as fair value hedges in accordance with SFAS 133.

(2)	The average balances of AFS are reflected at amortized cost; therefore, the resulting yields do not reflect changes in fair value.

(3)	Average balances of HTM are reflected at amortized cost; therefore, the resulting yields do not give effect to changes in fair value or the non-credit component of a previously recognized OTTI reflected in Accumulated OCI.

The following table presents average balances, interest, and average rates of major earning asset categories and the sources funding those earning assets for the six months ended June 30, 2009, and 2008:

Table 3

Average Balances, Interest and Average Rates

($ amounts in thousands)

	Six months ended June 30,
	2009			2008
	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate
Assets
Interest-Bearing Deposits	$205,608	$183	0.18%	$11,437	$152	2.67%
Securities Purchased Under Agreements to Resell	193,370	174	0.18%	—	—	—
Federal Funds Sold	9,090,994	17,582	0.39%	11,282,242	177,274	3.16%
AFS(1)(2)	1,791,167	13,003	1.46%	395,103	5,077	2.58%
HTM	7,341,391	145,294	3.99%	7,788,727	178,503	4.61%
Advances (1)	28,510,686	260,248	1.84%	29,129,870	521,201	3.60%
Mortgage Loans Held for Portfolio	8,423,250	223,827	5.36%	9,249,229	242,982	5.28%
Loans to Other FHLBs	414	—	—	3,379	35	2.08%

Total Interest-earning assets	55,556,880	660,311	2.40%	57,859,987	1,125,224	3.91%
Other Assets	367,971			338,146
Fair value adjustment on HTM (3)	(64,103)			—

Total Assets	$55,860,748			$58,198,133

Liabilities and Capital
Interest-Bearing Deposits	$1,208,272	$551	0.09%	$896,550	$10,576	2.37%
Other Borrowings	381	—	—	467	6	2.58%
Discount Notes	19,611,384	74,250	0.76%	20,825,896	298,829	2.89%
CO Bonds (1)	30,714,442	437,272	2.87%	32,764,419	670,867	4.12%
Mandatorily Redeemable Capital Stock	547,481	6,926	2.55%	197,591	5,075	5.17%
Loans from Other FHLBs	1,304	2	0.31%	27	—	—

Total interest-bearing liabilities	52,083,264	519,001	2.01%	54,684,950	985,353	3.62%
Other Liabilities	1,697,644			1,233,823
Total Capital	2,079,840			2,279,360

Total Liabilities and Capital	$55,860,748			$58,198,133

Net Interest Income and net spread on interest-earning assets less interest-bearing liabilities		$141,310	0.39%		$139,871	0.29%

Net interest margin	0.51%			0.49%

Average interest-earning assets to interest-bearing liabilities	1.07			1.06

(1)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements to the extent such agreements qualify as fair value hedges in accordance with SFAS 133.

(2)	The average balances of AFS are reflected at amortized cost; therefore, the resulting yields do not reflect changes in fair value.

(3)	Average balances of HTM are reflected at amortized cost; therefore, the resulting yields do not give effect to changes in fair value or the non-credit component of a previously recognized OTTI reflected in Accumulated OCI.

Results of Operations for the Three and Six Months Ended June 30, 2009, and 2008

Net Income

Net Income totaled $53.0 million for the three months ended June 30, 2009, an increase of 11.7% compared to $47.5 million for the three months ended June 30, 2008, primarily due to the increase in Net Interest Income described below, partially offset by the following factors:

•

Other Income (Loss) decreased by $0.6 million primarily due to the $2.0 million credit loss portion of the OTTI write-down of our private-label MBS, partially offset by an increase of $1.4 million due to fair value adjustments made in accordance with SFAS 133 that resulted in a gain in Net Gains (Losses) on Derivatives and Hedging Activities;

•	Other Expenses increased by $0.9 million due to higher program maintenance fees and other professional fees related to the analysis of our HTM and AFS; and

•	Total Assessments increased by $2.0 million, consistent with the higher level of Income Before Assessments.

Net Income totaled $74.9 million for the six months ended June 30, 2009, a decrease of 17.5% compared to $90.8 million for the six months ended June 30, 2008. The following factors contributed to this decrease in Net Income:

•

Other Income (Loss) decreased by $19.9 million due to the $20.6 million credit loss portion of the OTTI write-downs of our private-label MBS, partially offset by fair value adjustments made in accordance with SFAS 133 that resulted in an increase of $0.6 million in Net Gains (Losses) on Derivatives and Hedging Activities; and

•

Other Expenses increased by $3.0 million primarily due to higher program maintenance fees and other professional fees related to the analysis of our HTM and AFS, higher pension expenses related to the early retirement or resignation of certain executive officers, and an increase in Bank staff that resulted in higher salaries.

These factors were partially offset by the following:

•

Net Interest Income increased by $1.4 million for the six months ended June 30, 2009, compared to the same period in 2008. The factors impacting Net Interest Income are addressed separately below under “Net Interest Income;” and

•	Total Assessments for AHP and REFCORP decreased by $5.5 million for the six months ended June 30, 2009, consistent with the lower level of Income Before Assessments.

Net Interest Income

Net Interest Income is our primary source of earnings. Net Interest Income equals interest earned on assets (including Advances, Mortgage Loans Held for Portfolio, AFS, MBS, and other investments) less the interest expense (or cost of funds) on our liabilities (including Consolidated Obligations and MRCS). Net Interest Income also includes other items such as prepayment fees earned and the amortization of debt issuance discounts, concession fees and SFAS 133 adjustments. We generate net interest income from two components: (i) the net interest rate spread and (ii) funding interest-earning assets with interest-free capital. The sum of these two components, when expressed as a percentage of the average balance of interest-earning assets, equals the net interest margin. The portion of our Net Interest Income that results from earnings on assets funded by interest-free capital may be higher than other types of financial institutions, such as commercial banks, because our net interest rate spread is relatively low compared to other types of financial institutions.

The net interest margin and spread between total interest-earning assets and total interest-bearing liabilities are affected by the inclusion or exclusion of net interest income/expense associated with our interest-rate exchange agreements. For example, if an interest-rate exchange agreement qualifies for fair-value hedge accounting, the net interest income/expense associated with the derivative is included in the calculation of the spread between total interest-earning assets and total interest-bearing liabilities and net interest margin. If an interest-rate exchange agreement does not qualify for fair-value hedge accounting (economic hedges) or if we have not designated it in such a qualifying hedge relationship, the net interest income/expense associated with the interest-rate exchange agreement is excluded from the calculation of the spread between total earning assets and total interest-bearing liabilities and net interest margin.

Our net interest margin and the spread between asset yields and interest-bearing liabilities increased for the three and six months ended June 30, 2009 compared to the same periods in 2008. Going forward, we expect Net Interest Income to decrease as the advantageous spreads between the London InterBank Offered Rate (“LIBOR”) and our cost of funds revert to normal levels.

Table 4

Return on Average Equity, Average Yield, Cost of Funds and 3-Month LIBOR

	Three Months ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Return on average equity	10.42%	8.18%	7.26%	8.01%
Average Yield	2.24%	3.46%	2.40%	3.91%
Cost of funds	1.76%	3.15%	2.01%	3.62%
Average 3-month LIBOR	0.84%	2.75%	1.04%	3.02%
Return on average equity less cost of funds	8.66%	5.03%	5.25%	4.39%

Items that increased the net interest margin and spread for the three and six months ended June 30, 2009, compared to the corresponding periods in the prior year, included:

•

wider spreads on our interest-earning assets, primarily due to the replacement of higher-costing debt supporting mortgage loans held for portfolio with lower-costing debt reflecting the current low interest rate environment; and

•	increases in prepayment fee income.

Items that decreased the net interest margin and spread included:

•	lower average balances of interest-earning assets;

•

a decline in interest rates between periods. The average yield on interest-bearing assets funded by interest-free capital and spreads on short-term investments were negatively affected by the lower interest rates; and

•	an increase in funding options available to our members through various U.S. government programs.

Changes in both volume and interest rates influence changes in Net Interest Income and net interest margin. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but rather attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the volume and rate changes. The following table summarizes changes in interest income and interest expense between the three and six months ended June 30, 2009, and 2008:

Table 5

Rate and Volume Analysis

($ amounts in thousands)

	For the Three Months ended June 30, 2009 over 2008			For the Six Months ended June 30, 2009 over 2008
	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in Interest Income
Advances	$(20,016)	$(99,209)	$(119,225)	$(10,853)	$(250,100)	$(260,953)
Interest-Bearing Deposits	119	(90)	29	316	(285)	31
Securities Purchased Under Agreements to Resell	174	—	174	174	—	174
Federal Funds Sold	(18,257)	(47,853)	(66,110)	(28,956)	(130,736)	(159,692)
AFS	4,117	(3,924)	193	10,990	(3,064)	7,926
HTM	4,090	(19,035)	(14,945)	(9,838)	(23,371)	(33,209)
Mortgage Loans Held for Portfolio	(13,158)	2,343	(10,815)	(21,920)	2,765	(19,155)
Loans to Other FHLBs	(35)	—	(35)	(35)	—	(35)

Total	(42,966)	(167,768)	(210,734)	(60,122)	(404,791)	(464,913)

Increase (decrease) in Interest Expense
Discount Notes	(18,356)	(82,019)	(100,375)	(16,485)	(208,094)	(224,579)
CO Bonds	(24,619)	(91,299)	(115,918)	(39,795)	(193,800)	(233,595)
Interest-Bearing Deposits	1,487	(5,371)	(3,884)	2,738	(12,763)	(10,025)
Mandatorily Redeemable Capital Stock	2,512	(2,097)	415	5,442	(3,591)	1,851
Loans from Other FHLBs	2	—	2	2	—	2
Other Borrowings	—	—	—	(6)	—	(6)

Total	(38,974)	(180,786)	(219,760)	(48,104)	(418,248)	(466,352)

Increase (decrease) in Net Interest Income	$(3,992)	$13,018	$9,026	$(12,018)	$13,457	$1,439

Earnings Analysis

The following table presents changes in the components of our Net Income for the three and six months ended June 30, 2009, and 2008:

Table 6

Change in Earnings Components

($ amounts in thousands)

	For the Three Months ended June 30, 2009 vs. 2008		For the Six Months ended June 30, 2009 vs. 2008
Increase (decrease) in	$ change	% change	$ change	% change
Interest Income	$(210,734)	(41.2)%	$(464,913)	(41.3)%
Interest Expense	(219,760)	(49.9)%	(466,352)	(47.3)%

Net Interest Income	9,026	12.7%	1,439	1.0%
Other Income (Loss)	(574)	(18.8)%	(19,905)	(601.9)%
Other Expenses	872	9.8%	2,980	15.6%

Income Before Assessments	7,580	11.7%	(21,446)	(17.3)%

AHP	661	11.9%	(1,562)	(14.7)%
REFCORP	1,384	11.7%	(3,976)	(17.5)%

Total Assessments	2,045	11.7%	(5,538)	(16.6)%

Net Income	$5,535	11.7%	$(15,908)	(17.5)%

Other Income

The following table presents the components of Other Income (Loss) for the three and six months ended June 30, 2009, and 2008, and an analysis of the changes in the components of these income items:

Table 7

Analysis of Other Income (Loss)

($ amounts in thousands)

	For the Three Months ended June 30,				For the Six Months ended June 30,
			2009 vs. 2008				2009 vs. 2008
	2009	2008	$ Amt	% change	2009	2008	$ Amt	% change
Service Fees	$299	$325	$(26)	(8.0)%	$582	$637	$(55)	(8.6)%
Total OTTI losses on HTM	(35,561)	—	(35,561)	(100.0)%	(182,853)	—	(182,853)	(100.0)%
Portion of impairment losses on HTM recognized in OCI	33,517	—	33,517	100.0%	162,259	—	162,259	100.0%

Net OTTI losses recognized on HTM	(2,044)	—	(2,044)	(100.0)%	(20,594)	—	(20,594)	(100.0)%

Net Gains (Losses) on Derivatives and Hedging Activities	3,868	2,442	1,426	58.4%	2,625	2,041	584	28.6%
Other, net	361	291	70	24.1%	789	629	160	25.4%

Total Other Income (Loss)	$2,484	$3,058	$(574)	(18.8)%	$(16,598)	$3,307	$(19,905)	(601.9)%

The decrease in Other Income (Loss) for the three months ended June 30, 2009, compared to the same period in 2008 was primarily due to the credit loss portion of the OTTI charge on our private-label MBS, partially offset by fair value adjustments made in accordance with SFAS 133 that resulted in a gain in Net Gains (Losses) on Derivatives and Hedging Activities.

The decrease in Other Income (Loss) for the six months ended June 30, 2009, compared to the same period in 2008 was primarily due to the credit loss portion of the OTTI charge on our private-label MBS.

The following tables present the components of the change in the Net Gains (Losses) on Derivatives and Hedging Activities by type of hedge and type of product:

Table 8

Components of Net Gain (Loss) on Derivatives and Hedging Activities

By Hedge

($ amounts in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Fair Value Hedges
Net gain (loss) due to ineffectiveness on
Advances	$(270)	$102	$(15,784)	(159)
Investments	734	350	(2,189)	403
CO Bonds	(687)	3,345	16,436	1,487

Net gain (loss) on fair value hedges	(223)	3,797	(1,537)	1,731

Non SFAS 133/Economic Hedges
Net interest receipt (payment) settlements(1)
Advances	(57)	—	(99)	—
Investments	(13)	(10)	(26)	(17)
CO Bonds	261	141	468	130
Discount Notes	2,560	648	9,610	1,209

Net settlements	2,751	779	9,953	1,322

SFAS 133 derivative fair value gain (loss) adjustments
Advances	201	—	194	—
Investments	(10)	20	(107)	2
CO Bonds	(121)	(631)	(311)	378
Discount Notes	1,831	(1,133)	(4,095)	(337)
MPP	(561)	(390)	(1,472)	(1,055)

Fair value adjustments	1,340	(2,134)	(5,791)	(1,012)

Net gain (loss) on economic hedges	4,091	(1,355)	4,162	310

Net Gains (Losses) on Derivatives and Hedging Activities	$3,868	$2,442	$2,625	$2,041

(1)	Net settlements represent the net interest payments or receipts on interest rate exchange agreements for hedges not receiving fair value hedge accounting.

Table 9

Net Gain (Loss) on Derivatives and Hedging Activities

By Financial Statement Asset or Liability

($ amounts in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30
	2009	2008	2009	2008
Advances	$(126)	$102	$(15,688)	$(159)
MPP	(561)	(390)	(1,473)	(1,055)
CO Bonds	(547)	2,855	16,593	1,995
Discount Notes	4,391	(485)	5,515	872
Investments	711	360	(2,322)	388

Net Gains (Losses) on Derivatives and Hedging Activities	$3,868	$2,442	$2,625	$2,041

Other Expenses

The following table presents a breakdown of Total Other Expenses for the three and six months ended June 30, 2009, and 2008, and an analysis of the changes in the components of these expenses:

Table 10

Analysis of Other Expenses

($ amounts in thousands)

	For the Three Months ended June 30,				For the Six Months ended June 30,
			2009 vs. 2008				2009 vs. 2008
	2009	2008	$ Amt	% change	2009	2008	$ Amt	% change
Compensation and Benefits	$5,198	$5,373	$(175)	(3.3)%	$13,353	$12,213	$1,140	9.3%
Other Operating Expenses	3,480	2,412	1,068	44.3%	6,353	4,532	1,821	40.2%
Finance Agency/Finance Board and Office of Finance Expenses	851	814	37	4.5%	1,752	1,677	75	4.5%
Other	277	335	(58)	(17.3)%	593	649	(56)	(8.6)%

Total Other Expenses	$9,806	$8,934	$872	9.8%	$22,051	$19,071	$2,980	15.6%

The increase in Total Other Expenses for the three months ended June 30, 2009, compared to the same period in 2008, was primarily due to an increase in Other Operating Expenses that mainly resulted from increased program maintenance fees and other professional fees related to the analysis of our HTM and AFS, partially offset by lower Compensation and Benefits expenses.

The increase in Total Other Expenses for the six months ended June 30, 2009, compared to the same period in 2008, was primarily due to:

•	an increase in Other Operating Expenses primarily due to increased program maintenance fees and other professional fees related to the analysis of our HTM and AFS; and

•	an increase in Compensation and Benefits primarily due to the following:

•	increased pension expenses due to settlement costs related to the early retirement or resignation of certain executive officers; and

•	an increase in Bank staff.

AHP and REFCORP Assessments

The financial obligations of AHP and REFCORP assessments as described below are statutorily required.

AHP. The FHLBs are required to contribute, in the aggregate, the greater of $100 million or 10% of their Net Income, before interest expense for MRCS that is classified as debt, and after the REFCORP assessments to fund the AHP. Our AHP expense for the three months ended June 30, 2009, was $6.2 million compared to $5.6 million for the same period in 2008, and our AHP expense for the six months ended June 30, 2009, was $9.1 million compared to $10.6 million for the same period in 2008.

REFCORP. With the Financial Services Modernization Act of 1999, Congress established a fixed payment of 20% of Net Income after the AHP obligation as the REFCORP payment beginning in 2000 for each FHLB. The law also calls for an adjustment to be made to the total number of REFCORP payments due in future years so that, on a present value basis, the combined REFCORP payments of all 12 FHLBs are equal in amount to what had been required under the previous calculation method. The 20% fixed percentage REFCORP rate applied to our earnings resulted in expenses of $13.3 million for the three months ended June 30, 2009, compared to $11.9 million for the same period in 2008, and $18.7 million for the six months ended June 30, 2009, compared to $22.7 million for the same period in 2008.

Business Segments

We manage our business by grouping the income and expenses from our products and services within two business segments: Traditional, which includes credit services (such as Advances, letters of credit, and lines of credit), investments (including Federal Funds Sold, AFS, MBS and ABS) and deposits; and MPP, which consists of mortgage loans purchased from our members.

The following tables set forth our financial performance by operating segment for the three and six months ended June 30, 2009, and 2008:

Table 11

Traditional

($ amounts in thousands)

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2009	2008	2009	2008
Net Interest Income	$43,536	$49,201	$81,113	$105,652
Other Income (Loss)	3,045	3,448	(15,125)	4,362
Other Expenses	9,311	8,379	20,893	17,923

Income Before Assessments	37,270	44,270	45,095	92,091

AHP	3,348	3,877	4,388	8,035
REFCORP	6,784	8,078	8,141	16,811

Total Assessments	10,132	11,955	12,529	24,846

Net Income	$27,138	$32,315	$32,566	$67,245

The decrease in Net Income for the Traditional segment for the three and six months ended June 30, 2009, compared to the same period in 2008, was primarily due to the following factors:

•	a decrease in Net Interest Income primarily resulting from lower average balances of interest-earning assets and narrower spreads on our short-term investments;

•

a decrease in Other Income (Loss) mainly due to the credit loss portion of the OTTI write-down of our private-label MBS that is described in more detail in “Risk Management – Credit Risk Management – Investments – Other-than-Temporary Impairment on Investment Securities” herein; and

•	an increase in Other Expenses that is described in more detail in “Other Expenses” herein.

These decreases were partially offset by reduced Total Assessments consistent with the lower level of Income Before Assessments.

Table 12

MPP

($ amounts in thousands)

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2009	2008	2009	2008
Net Interest Income	$36,291	$21,600	$60,197	$34,219
Other Income (Loss)	(561)	(390)	(1,473)	(1,055)
Other Expenses	495	555	1,158	1,148

Income Before Assessments	35,235	20,655	57,566	32,016

AHP	2,876	1,686	4,699	2,614
REFCORP	6,472	3,794	10,574	5,880

Total Assessments	9,348	5,480	15,273	8,494

Net Income	$25,887	$15,175	$42,293	$23,522

The increase in Net Income for the MPP segment for the three and six months ended June 30, 2009, compared to the same periods in 2008, was primarily due to an increase in Net Interest Income due to continuing declines in market interest rates that resulted in wider spreads as we have been able to replace higher-costing debt with lower-costing debt.

This increase was partially offset by an increase in Total Assessments consistent with the higher level of Income Before Assessments for this business segment.

Analysis of Financial Condition

Advances

Advances decreased by $5.3 billion or 16.8% during the first six months of 2009 to $25.9 billion, compared to $31.2 billion at December 31, 2008. This decrease was primarily caused by the maturity of $2.8 billion in Advances and the prepayment of $0.8 billion in Advances to a former member, decreased demand for Advances from many of our members, and a decrease of $0.4 billion due to fair value adjustments made in accordance with SFAS 133. This was partially offset by a 17.7% increase in Advances to insurance company members, which equaled $5.3 billion, or 20.9% of total Advances, at par, at June 30, 2009, compared to $4.5 billion, or 14.9% of total Advances, at par, as of December 31, 2008. We expect Advances to continue to decrease throughout 2009 due to the declining funding needs of our members. In general, Advances fluctuate in accordance with our members’ funding needs related to their mortgage pipelines, investment opportunities, other balance sheet strategies, and the cost of alternative funding opportunities.

A breakdown of Advances, at par value, by primary product line, as of June 30, 2009, and December 31, 2008, is provided below:

Table 13

Advances by Product Line

($ amounts in thousands, at par)

	June 30, 2009		December 31, 2008
	$ amount	% of Total	$ amount	% of Total
Fixed-rate Bullet	$13,247,257	52.7%	$17,044,662	56.9%
Putable	5,509,000	21.9%	5,597,000	18.7%
Adjustable-rate (1)	3,142,640	12.5%	3,433,734	11.4%
Fixed-rate amortizing	2,734,224	10.9%	2,582,647	8.6%
Variable-rate	463,413	1.8%	1,145,253	3.8%
Callable	40,000	0.2%	171,845	0.6%

Total Advances, at par value	$25,136,534	100.0%	$29,975,141	100.0%

(1)	Includes two outstanding Advances with a total par of $15 million modified from Putable Advances to Adjustable Advances with $0.33 million, and $0.42 million in remaining deferred fees outstanding as of June 30, 2009, and December 31, 2008, respectively.

Cash and Short-term Investments

As of June 30, 2009, cash and short-term investments, which include Interest-Bearing Deposits and Federal Funds Sold, totaled $7.5 billion, a decrease of $0.6 billion compared to December 31, 2008. This decrease was primarily due to a decrease of $0.9 billion in Cash and Due from Banks resulting from a lack of attractive investment opportunities at year-end, partially offset by an increase of $0.3 billion in Federal Funds Sold. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Regulatory and Accounting Developments—Regulatory Developments” in our 2008 Form 10-K for a summary of the revised liquidity guidelines issued by the Finance Agency on March 6, 2009.

Available-for-sale Securities

AFS were $1.77 billion at June 30, 2009, and $1.84 billion at December 31, 2008. We purchased AAA-rated agency debentures for our AFS portfolio during 2008 in order to utilize capital capacity and enhance investment income.

Held-to-Maturity Securities

HTM increased to $7.9 billion at June 30, 2009, compared to $6.7 billion at December 31, 2008, primarily due to purchases of corporate debentures guaranteed by the FDIC and backed by the full faith and credit of the United States under the TLGP. This increase was partially offset by mortgage paydowns and the net $154.0 million credit and non-credit write-down, net of accretion, of our private-label MBS.

The Finance Agency’s regulations provide that the total book value of our investments in MBS and ABS (which exclude TLGP purchases) must not exceed 300% of our Total Regulatory Capital, consisting of Retained Earnings, Class B Capital Stock, and MRCS, as of the previous month end on the day we purchase the securities. We were in compliance with this limit at June 30, 2009, and December 31, 2008, as our investments in MBS and ABS were 199.4% and 247.7% of Total Regulatory Capital, respectively. Our investments in MBS and ABS as a percentage of Total Regulatory Capital was less than 300% at June 30, 2009, and December 31, 2008, because of the lack of favorable opportunities for the purchase of MBS and ABS.

On March 24, 2008, the Finance Agency passed a resolution temporarily granting the FHLBs the ability to purchase additional MBS and ABS, not to exceed 600% of Total Regulatory Capital in aggregate, in order to increase liquidity in the MBS markets. As of the date of this report, we do not plan to participate in this temporary authority.

We performed an OTTI analysis and determined that we had private-label MBS that were OTTI at June 30, 2009. See “Investments – OTTI Analysis” in the Risk Management section herein for more information on the results of our OTTI analysis. The general deterioration in the market for private-label MBS resulted in the unrealized losses in our HTM portfolio that are shown in Table 14 below. This deterioration resulted from decreased credit performance of mortgage loans and declining housing prices, compounded by market illiquidity as a result of forced portfolio liquidations by certain large investors.

Table 14 summarizes the HTM with unrealized losses as of June 30, 2009, and December 31, 2008. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position ($ amounts in thousands).

Table 14

HTM with Unrealized Losses

($ amounts in thousands)

	Less than 12 months		12 months or more		Total
June 30, 2009	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Non-MBS and ABS:
Other (1)	$199,798	$(408)	$—	$—	$199,798	$(408)

Total Non-MBS and ABS	199,798	(408)	—	—	199,798	(408)

MBS and ABS:
U.S. agency obligations – guaranteed	2,020	(1)	—	—	2,020	(1)
GSEs	226,789	(4,321)	—	—	226,789	(4,321)
Private-label
OTTI private-label MBS (2)	—	—	109,233	(56,176)	109,233	(56,176)
Temporarily impaired private-label MBS	138,807	(1,570)	2,520,898	(604,894)	2,659,705	(606,464)

Private-label	138,807	(1,570)	2,630,131	(661,070)	2,768,938	(662,640)

Total MBS and ABS	367,616	(5,892)	2,630,131	(661,070)	2,997,747	(666,962)

Total Impaired	$567,414	$(6,300)	$2,630,131	$(661,070)	$3,197,545	$(667,370)

	Less than 12 months		12 months or more		Total
December 31, 2008	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Non-MBS and ABS:
Other (1)	$—	$—	$—	$—	$—	$—

Total Non-MBS and ABS	—	—	—	—	—	—

MBS and ABS:
U.S. agency obligations – guaranteed	1,343	(10)	—	—	1,343	(10)
GSEs	284,998	(656)	299,261	(1,586)	584,259	(2,242)
Private-label
OTTI private-label MBS (2)	—	—	—	—	—	—
Temporarily impaired private-label MBS	2,711,317	(553,624)	1,060,728	(206,335)	3,772,045	(759,959)

Private-label	2,711,317	(553,624)	1,060,728	(206,335)	3,772,045	(759,959)

Total MBS and ABS	2,997,658	(554,290)	1,359,989	(207,921)	4,357,647	(762,211)

Total Impaired	$2,997,658	$(554,290)	$1,359,989	$(207,921)	$4,357,647	$(762,211)

(1)	Includes corporate debentures guaranteed by the FDIC and backed by the full faith and credit of the United States under the TLGP.

(2)	Includes RMBS.

Mortgage Loans Held for Portfolio, Net

We purchase mortgage loans from our members through our MPP. At June 30, 2009, after considering the effects of premiums, discounts, SFAS 133 basis adjustments, and allowances for credit losses on mortgage loans, we held $7.9 billion in mortgage loans purchased from our members, compared to $8.8 billion at December 31, 2008.

We anticipate that our outstanding Mortgage Loans Held for Portfolio will continue to decrease during 2009. A significant portion of our outstanding MPP loans was purchased from previous sellers that are no longer members or no longer have large mortgage banking operations. Although current economic conditions have led to increased purchases of mortgage loans during the first six months of 2009 from certain of our small to mid-size members, the increase has not been large enough to offset the reduction due to maturity or prepayment of mortgage loans. See “Item 1A Risk Factors” for more information.

Some of the other factors that impact the volume of mortgage loans purchased through the MPP include the general level of housing activity in the United States, the level of refinancing activity, and consumer product preferences. In accordance with our MPP policy for conventional loans, we purchase conforming, fixed-rate, fixed-term mortgage loans.

The following table presents the composition of our outstanding purchased mortgage loans at June 30, 2009, and December 31, 2008:

Table 15

Mortgage Loans Held for Portfolio

($ amounts in thousands)

	June 30, 2009
	Long-term(1)	Medium- term(2)	Total
Unpaid principal balance	$6,697,747	$1,167,052	$7,864,799
Deferred net premium	2,600	4,743	7,343
Basis adjustments from terminated fair value hedges, and loan commitments	13,390	(882)	12,508

Total Mortgage Loans Held for Portfolio	$6,713,737	$1,170,913	$7,884,650

	December 31, 2008
	Long-term(1)	Medium- term(2)	Total
Unpaid principal balance	$7,494,902	$1,268,965	$8,763,867
Deferred net premium	1,040	4,610	5,650
Basis adjustments from terminated fair value hedges, and loan commitments	11,150	(569)	10,581

Total Mortgage Loans Held for Portfolio	$7,507,092	$1,273,006	$8,780,098

(1)	Long-term is defined as an original term greater than 15 years.

(2)	Medium-term is defined as an original term of 15 years or less.

See “Risk Management – Credit Risk Management – MPP” and “Recent Accounting and Regulatory Developments – Regulatory Developments” herein for more information on our SMI providers.

Deposits (Liabilities)

Total deposits were $1.0 billion at June 30, 2009, compared to $0.6 billion at December 31, 2008. These deposits represent a relatively small portion of our funding, and they vary depending upon market factors, such as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.

Consolidated Obligations

At June 30, 2009, the carrying values of our Discount Notes and CO Bonds totaled $14.6 billion and $32.0 billion, respectively, compared to $23.5 billion and $28.7 billion, respectively, at December 31, 2008. The overall balance of our Consolidated Obligations fluctuates in relation to our Total Assets. For the six months ended June 30, 2009, the decrease was primarily attributable to the decrease in our Advances.

Derivatives

As of June 30, 2009, and December 31, 2008, we had Derivative Assets net of collateral held or paid including accrued interest with market values of $0.3 million and $0.7 million, respectively, and Derivative Liabilities net of collateral held or paid including accrued interest with market values of $0.8 billion and $1.1 billion, respectively. These amounts reflect the impact of interest rate changes that affected the market value of our derivatives. We record all derivative financial instruments on the Statements of Condition at their fair value with changes in the fair value of all derivatives, excluding collateral, recorded through earnings.

The principal derivative instruments we use are interest rate swaps and TBAs. We classify interest rate swaps as derivative assets or liabilities according to the net fair value of the interest rate swaps with each counterparty. Because each of these swaps is covered by a master netting agreement, they are classified as an asset if the net fair value of the interest rate swaps with a counterparty is positive or as a liability if the net fair value of the interest rate swaps with a counterparty is negative. TBAs are not covered by a master netting agreement and are recorded as a derivative asset or liability based upon fair value. Increases and decreases in the fair value of each of these instruments are primarily caused by market changes in the derivative’s underlying interest rate index.

Capital

Total capital decreased to $2.07 billion at June 30, 2009, compared to $2.09 billion at December 31, 2008. The following table presents the components of this $0.02 billion decrease:

Table 16

Total Capital

($ amounts in thousands)

	Capital Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2008	$1,879,375	$282,731	$(71,398)	$2,090,708
Proceeds from the Sale of Capital Stock	51,878			51,878
Repurchase/Redemption of Capital Stock	(5,000)			(5,000)
Net Shares Reclassified to MRCS	(17,860)			(17,860)
Net Income		74,859		74,859
Dividends Paid		(29,135)		(29,135)
Net Unrealized Gains (Losses) on AFS			60,055	60,055
Non-credit portion of OTTI losses on HTM			(162,259)	(162,259)
Accretion of non-credit portion of OTTI on HTM			8,245	8,245
Pension and Postretirement Benefits			(602)	(602)

Balance at June 30, 2009	$1,908,393	$328,455	$(165,959)	$2,070,889

Retained Earnings

Retained Earnings equaled $328.5 million at June 30, 2009, an increase of $45.7 million compared to December 31, 2008. The following table quantifies the net change in Retained Earnings:

Table 17

Net Income versus Dividends Paid

($ amounts in thousands)

	For the Six Months ended June 30,
	2009	2008
Net Income	$74,859	$90,767
Cash Dividends Paid	(29,037)	(49,854)
MRCS distributions	(98)	(183)

Change in Retained Earnings	$45,724	$40,730

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

Liquidity and Capital Resources

Liquidity

Our cash and short-term investment portfolio, which includes Federal Funds Sold and Interest-Bearing Deposits, totaled $7.5 billion at June 30, 2009, compared to $8.1 billion at December 31, 2008. The maturities of the short-term investments provide cash flows to support our ongoing liquidity needs.

Our primary sources of liquidity are short-term investments and the issuance of new Consolidated Obligations in the form of CO Bonds and Discount Notes. As of the date of this report, the Consolidated Obligations were rated Aaa/P-1 by Moody’s and AAA/A-1+ by S&P. Their GSE-issuer status and these ratings have historically provided excellent access to the capital markets for the FHLBs. In addition, under certain circumstances, the U.S. Treasury may acquire up to $4 billion of the FHLBs’ Consolidated Obligations, which would offer additional liquidity to the FHLBs, if needed. See “Risk Factors – Our Credit Rating Could be Lowered” in our 2008 Form 10-K, for a discussion of events that could have a negative impact on the rating of these Consolidated Obligations.

On September 9, 2008, each of the twelve FHLBs entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of a GSECF as authorized by HERA. The GSECF is designed to serve as a contingent source of liquidity for the housing GSEs, including each of the FHLBs. This credit facility will be available until December 31, 2009. As of August 7, 2009, we provided to the U.S. Treasury a listing of $7.3 billion of Advances that may be pledged as collateral, which would provide for maximum borrowings of $6.1 billion. The amount of collateral available can be expanded or contracted at any time through the delivery of an updated listing of collateral. As of the date of this report, we have not drawn on this available source of liquidity and have no immediate plans to do so.

We maintain a contingency liquidity plan designed to enable us to meet our obligations and the liquidity needs of our members in the event of operational disruptions at the FHLBs or the Office of Finance, or short-term capital market disruptions. Our regulatory liquidity requirement is to maintain at least five business days of liquidity without access to the capital markets. In addition, to protect the FHLBs against temporary disruptions in access to the debt markets, effective March 6, 2009, the Finance Agency issued additional liquidity guidelines to address the stress and instability in domestic and international credit markets. As of the date of this report, we met the requirements of the liquidity guidelines. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Recent Accounting and Regulatory Developments – Regulatory Developments - Guidelines for FHLBs Liquidity” in our 2008 Form 10-K for more information on these guidelines.

Total Regulatory Capital

Our total regulatory capital consists of Retained Earnings and total regulatory capital stock, which includes Class B Capital Stock, and MRCS. MRCS is classified as a liability on our Statements of Condition.

As of June 30, 2009, $1.0 billion or 42% of our total regulatory capital stock balance was comprised of stock not required as a condition of membership or to support services to members, compared to $0.7 billion or 31% at December 31, 2008. The increase of $0.3 billion in excess stock was primarily due to the decrease in Advances. In general, the level of excess stock fluctuates with our members’ demand for Advances.

Capital Resources

The following table presents minimum capital ratios, permanent and risk-based capital requirement amounts, and various leverage ratios as of June 30, 2009, and December 31, 2008:

Table 18

Regulatory Capital Requirements

($ amounts in thousands)

	As of June 30, 2009	As of December 31, 2008
Minimum regulatory capital ratio requirement	4.00%	4.00%
Minimum regulatory capital requirement	$2,051,048	$2,274,399
Actual regulatory capital ratio (1)	5.45%	4.75%
Permanent capital (2)	$2,793,091	$2,701,217
Minimum regulatory leverage ratio	5.00%	5.00%
Minimum regulatory leverage capital requirement	$2,563,810	$2,842,999
Actual regulatory leverage ratio	8.17%	7.13%
Actual regulatory leverage capital	$4,189,637	$4,051,826

(1)	The regulatory capital ratio is calculated by dividing permanent capital by Total Assets.

(2)	Permanent capital is defined as Retained Earnings, Class B Stock, and MRCS.

We are required by Finance Agency regulations to maintain sufficient permanent capital to meet our combined credit risk, market risk and operational risk components. The following table presents risk-based capital requirement amounts as of June 30, 2009, and December 31, 2008:

Table 19

Risk-Based Capital Requirements

($ amounts in thousands)

	June 30, 2009	December 31, 2008
Permanent capital
MRCS	$556,243	$539,111
Capital Stock	1,908,393	1,879,375
Retained Earnings	328,455	282,731

Total permanent capital	$2,793,091	$2,701,217

Risk-based capital requirement
Credit risk capital component	$298,497	$195,027
Market risk capital component	389,808	945,339
Operations risk capital component	206,492	342,110

Total risk-based capital requirement	$894,797	$1,482,476

The decrease in the risk-based capital requirement from December 31, 2008, to June 30, 2009, was due to a decrease in the market risk and operations risk components. The market risk capital component decreased due to an increase in our market value of equity. There is a regulatory requirement to increase the market risk capital component by the amount that our market value of equity is below 85% of our Total Regulatory Capital. The operations risk capital component equals 30% of the credit risk and market risk capital components. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Recent Accounting and Regulatory Developments – Regulatory Developments – Regulatory Actions - Application for Waiver of Certain Risk-Based Capital Requirements” in our 2008 Form 10-K for more information.

The Finance Agency issued a final rule (published in the Federal Register on August 4, 2009) relating to the FHLBs’ capital classifications, critical capital levels, and Retained Earnings levels. Sections 1141 and 1142 of HERA authorize the Director of the Finance Agency to establish by regulation the critical capital level for the FHLBs and require the Director to establish criteria for each of four capital classifications: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. We hold sufficient capital to meet both our minimum capital and risk-based capital requirements. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Accounting and Regulatory Developments – Regulatory Developments” in our 2008 Form 10-K, and “Recent Accounting and Regulatory Developments – Regulatory Developments” herein for more information.

Mandatorily Redeemable Capital Stock

At June 30, 2009, we had $556.2 million in capital stock subject to mandatory redemption, compared to $539.1 million in capital stock subject to mandatory redemption at December 31, 2008. The following table presents the components of this $17.1 million increase:

Table 20

Mandatorily Redeemable Capital Stock

($ amounts in thousands)

	Number of Former Members	Amount
Balance at December 31, 2008	22	$539,111
Due to mergers and acquisitions	2	17,860
Redemptions/repurchases during the period	—	(826)
Accrued dividends classified as mandatorily redeemable	—	98

Balance at June 30, 2009	24	$556,243

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

In addition to the MRCS, we had $34.9 million and $39.9 million of excess and other stock subject to redemption requests at June 30, 2009, and December 31, 2008, respectively. A stock redemption request is not subject to reclassification from equity to liability, as the requesting member may revoke its request at any time, without penalty, throughout the five-year waiting period, and the amount ultimately redeemed, if any, is contingent on the member meeting various stock requirements on the redemption date. These requests are not considered substantive in nature, and, therefore, these amounts are not classified as a liability.

The following table shows the amount of all pending capital redemption requests received from members and former members by year of redemption at June 30, 2009, and December 31, 2008:

Table 21

Pending Capital Redemption Requests

($ amounts in thousands)

Contractual Year of Redemption	June 30, 2009	December 31, 2008
Due in 1 year or less	$7,073	$8,748
Due after 1 year through 2 years	52,171	3,883
Due after 2 years through 3 years	129,126	168,749
Due after 3 years through 4 years	48,162	17,172
Due after 4 years through 5 years	354,565	379,682

Total	$591,097	$578,234

Capital Distributions

We may, but are not required to, pay dividends on our stock. Dividends may be paid in cash or Class B Capital Stock out of current and previous Retained Earnings, as authorized by our board, and subject to Finance Agency regulations. Finance Agency regulations prohibit an FHLB from issuing new excess stock if the amount of excess stock outstanding exceeds 1.0% of the Bank’s Total Assets. At June 30, 2009, our outstanding excess stock of $1.0 billion was equal to 2.0% of our Total Assets. Therefore, we are currently not permitted to pay stock dividends.

Cash dividends on Class B Capital Stock were paid at an annualized rate of 2.25% during the second quarter of 2009 and 5.25% during the second quarter of 2008 based on our earnings for the first quarters of 2009 and 2008, respectively.

On July 15, 2008, we announced a cash dividend on our Capital Stock—Class B-1 Putable Stock of 5.25% (annualized) based on our results for the second quarter of 2008. As of the filing of this report, our second quarter 2009 dividend has not been finalized.

On March 13, 2009, our Board adopted an amendment to the Bank’s capital plan (“Capital Plan”). Pursuant to FHFA regulations, the Bank cannot implement any amendment to the Capital Plan without FHFA approval. On May 26, 2009, we received notice of FHFA approval of the amendment. The Capital Plan amendment, which became effective on June 30, 2009, will provide greater flexibility with regard to the timing of the declaration and payment of dividends on the Bank’s Class B Capital Stock. For additional information, please refer to our Current Report on Form 8-K filed on June 1, 2009.

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

Commitments for additional Advances totaled approximately $46.7 million at June 30, 2009, of which $36.7 million were funds-only commitments for Advances and $10.0 million were Advances that had traded but not settled. This compares to $12.0 million commitments for additional Advances, all of which relate to funds-only commitments at December 31, 2008. Funds-only commitments generally are for periods up to 6 months and will be funded provided the member meets our collateral and underwriting requirements. Advances that are traded but not settled legally bind and unconditionally obligate us for additional Advances. Based on our credit analyses and collateral requirements, we do not deem it necessary to record any additional liability on these commitments.

The notional amount of outstanding letters of credit totaled $426.6 million at June 30, 2009, and $399.4 million at December 31, 2008.

Commitments that unconditionally obligate us to fund/purchase mortgage loans totaled $45.9 million and $76.2 million at June 30, 2009, and December 31, 2008, respectively. Commitments are generally for periods not to exceed 91 days.

Unused lines of credit totaled $164.3 million at June 30, 2009, and $166.7 million at December 31, 2008.

Recent Accounting and Regulatory Developments

Accounting Developments

See Note 2 of the Financial Statements for a description of how recent accounting developments may impact our results of operations or financial condition.

Regulatory Developments

Finance Agency Guidance on OTTI. On April 28, 2009 and May 7, 2009, the Finance Agency provided the FHLBs with guidance on the process for determining OTTI with respect to private-label MBS and our adoption of recent FASB guidance governing the accounting for OTTI in the first quarter of 2009. The goal of the guidance is to promote consistency in the determination of OTTI for private-label MBS among all FHLBs. Recognizing that many of the FHLBs desired to early adopt the FASB OTTI guidance, the Finance Agency guidance also required that all FHLBs early adopt the FASB OTTI guidance in order to achieve consistency among the 12 FHLBs and to follow certain guidelines for determining OTTI. We adopted the FASB guidance, applied in accordance with the Finance Agency guidance as further described below, effective January 1, 2009.

Beginning with the second quarter of 2009, consistent with the objectives in the Finance Agency guidance, the FHLBs formed an OTTI Governance Committee with the responsibility for reviewing and approving the key modeling assumptions, inputs and methodologies to be used by the FHLBs to generate cash flow projections used in analyzing credit losses and determining OTTI for private-label MBS. The OTTI Governance Committee charter was approved on June 11, 2009, and provides a formal process by which the FHLBs can provide input on and approve the assumptions. Each FHLB has one member on the OTTI Governance Committee.

In accordance with the Finance Agency guidance, an FHLB may engage another FHLB to perform the cash flow analysis underlying its OTTI determination. Each FHLB is responsible for making its own determination of impairment and the reasonableness of assumptions, inputs, and methodologies used and for performing the required present value calculations using appropriate historical cost bases and yields. FHLBs that hold common private-label MBS are required to consult with one another to ensure that any decision that a commonly held private-label MBS is OTTI, including the determination of fair value and the credit loss component of the unrealized loss, is consistent among those FHLBs. We had 2 commonly-owned securities at June 30, 2009. The FHLB of San Francisco performed the cash flow analysis underlying our OTTI determination for these two securities.

In order to promote consistency in the application of the assumptions and implementation of the OTTI methodology, the FHLBs have established control procedures whereby the FHLBs performing cash flow analysis select a sample group of private-label MBS and each perform cash flow analyses on all such test MBS, using the assumptions approved by the OTTI Governance Committee. These FHLBs exchange and discuss the results and make any adjustments necessary to achieve consistency among their respective cash flow models.

For the period ending June 30, 2009, we have completed our OTTI analysis and made our determination utilizing the key modeling assumptions approved by the OTTI Governance Committee. For more information, see Note 4 in “Item I. Financial Statements” and “Critical Accounting Policies and Estimates – Other-than-Temporary Impairment Analysis” herein.

FHLB Membership for CDFIs. On May 15, 2009, the Finance Agency published in the Federal Register a proposed amendment to its membership regulations for the purpose of authorizing non-federally insured, CDFI Fund-certified CDFIs to become members of FHLBs. Newly-eligible CDFIs include community development loan funds, venture capital funds and state-chartered credit unions without federal insurance. Other CDFIs that are eligible for membership because they are federally insured depository institutions would continue to follow the existing membership rules for depository institutions. The proposed rule establishes separate provisions for newly-eligible CDFI members, recognizing that they operate in different business environments and under different regulatory structures. In addition, the proposed rule outlines CDFI application requirements and membership standards. As of August 7, 2009, we have not received any membership applications from newly-eligible CDFIs.

Helping Families Save Their Homes Act of 2009. On May 20, 2009, the federal Helping Families Save Their Homes Act of 2009 was signed into law. Among other things, this legislation requires that, when a mortgage loan (defined to include any consumer credit transaction secured by the principal dwelling of the consumer) is sold or transferred, the new creditor shall, within 30 days of the sale or transfer, notify the borrower of the following: the identity, address and telephone number of the new creditor; the date of transfer; how to reach an agent or party with the authority to act on behalf of the new creditor; the location of the place where the transfer is recorded; and any other relevant information regarding the new creditor. We have begun providing the appropriate notice to borrowers whose mortgage loans we purchase under our MPP and have established procedures to ensure compliance with this new notice requirement.

Fraud and Enforcement Recovery Act of 2009. On May 20, 2009, the Fraud and Enforcement Recovery Act of 2009 was signed into law. This legislation has three major components with broad-based application throughout the financial services industry: (i) expansion of U.S. Department of Justice authority to prosecute mortgage fraud, commodities fraud, and fraud involving TARP and EESA programs; (ii) authorization of approximately $500 million in additional resources for fraud investigations, prosecutions and civil proceedings; and (iii) establishment of the Financial Crisis Inquiry Commission to investigate the causes of the current financial crisis and the collapse of major financial institutions. While we cannot predict how the implementation of any of these components will impact us or the FHLB System, we do not expect this new legislation to have a material impact on our operations.

Executive Compensation. On June 5, 2009, the FHFA published in the Federal Register a notice of proposed rulemaking on executive compensation. The proposed regulation sets forth requirements and processes with respect to compensation provided to executive officers of Fannie Mae, Freddie Mac, the FHLBs, (collectively, “Regulated Entities”) and the Office of Finance. The proposed regulation addresses the Finance Agency Director’s authority to prohibit and withhold compensation provided by a regulated entity or the Office of Finance to an executive officer where such compensation is not “reasonable and comparable with compensation for employment in other similar businesses involving similar duties and responsibilities.” The Finance Agency’s compensation review can occur at any time and can be conducted on a retroactive basis. If the proposed regulation is adopted in its current form, the FHLBs will be required to provide with information about compensation (including certain Board and Committee resolutions, minutes, and reports) to the Finance Agency within one week after the specified action or event.

Discovery and Reporting of Fraud. The Finance Agency has issued a proposed regulation, published in the Federal Register on June 17, 2009, that would require Fannie Mae, Freddie Mac and the FHLBs to report to the Finance Agency the discovery of fraud or possible fraud in connection with a loan or other financial instrument that they purchased or sold. In addition, the proposed regulation would require those entities to establish and maintain internal controls, procedures, and training programs to ensure that such fraud is detected and reported. The proposed regulation also sets forth procedures for notifying the Finance Agency of fraud or possible fraud. When the final regulation is issued, we will develop and implement controls, procedures and training programs to help facilitate our compliance with the new regulation.

Golden Parachute Payments. On June 29, 2009, the Finance Agency published in the Federal Register a proposed amendment to the final Golden Parachute Payments regulation that was published on January 29, 2009. This proposed amendment addressed prohibited and permissible golden parachute payments to entity-affiliated parties in connection with the Regulated Entities as well as the Office of Finance. It also re-proposes an indemnification payments amendment that was first issued on November 14, 2008. This re-proposal sets forth prohibited and permissible indemnification payments that Regulated Entities and the Office of Finance may make to an entity-affiliated party in connection with administrative proceedings or civil actions instituted by the Finance Agency. These provisions are substantially similar to the FDIC regulation that limits golden parachute payments and indemnification by insured depository institutions to institution-affiliated parties. These proposed amendments would apply to agreements entered into by a regulated entity with an entity-affiliated party on or after the date the regulation is effective.

Office of Finance Governance. On July 30, 2009, the Finance Agency proposed a rulemaking regarding the Office of Finance, which was published in the Federal Register on August 4, 2009. This proposed rulemaking would increase the size of the Office of Finance board. The Office of Finance board is currently comprised of two FHLB Presidents and an independent director, all appointed by the Finance Agency Director. The proposal would restructure the Office of Finance board to be comprised of the twelve FHLB presidents and three-to-five independent directors, create a new audit committee comprised of independent directors, provide for the creation of other committees, and after the initial appointment of independent directors by the Finance Agency Director, establish a process for electing qualified independent directors to the Office of Finance board. Under the proposal, the Office of Finance audit committee would also be responsible for overseeing the audit function of the Office of Finance and the preparation and accuracy of the FHLB System’s combined financial statements.

Final Rule Regarding Capital Classifications and Critical Capital Levels for the FHLBs. On August 4, 2009, the Finance Agency published in the Federal Register a final rule, initially published on January 30, 2009, to implement certain provisions of the Housing Act that require the Finance Agency Director to establish criteria based on the amount and type of capital held by an FHLB for each of the following capital classifications: adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. This final rule defines critical capital levels for the FHLBs, establishes the criteria for each of the capital classifications identified in the Housing Act and implements the Finance Agency’s prompt correction action authority over the FHLBs. On July 20, 2009, the Finance Agency published Advisory Bulletin 2009-AB-01 which identified preliminary FHLB capital classifications as a form of supervisory correspondence that should be treated by an FHLB as unpublished information. Under this Advisory Bulletin, preliminary FHLB capital classifications should be publicly disclosed only if the information is material to that FHLB’s financial condition and business operations, and provided that the disclosure is limited to a recital of the factual content of the unpublished information.

Regulatory Waiver of SMI Rating Requirement for MPP Purchases. Section 955.3(b)(1)(ii)(A) of the Finance Agency’s AMA regulation requires FHLB members that sell loans to FHLBs through an AMA program (such as MPP) to be legally obligated at all times to maintain SMI with an insurer rated not lower than the second highest rating category when SMI is used as a form of credit enhancement in the AMA program. With the deteriorations in the mortgage markets, it is difficult for us to meet this requirement because no mortgage insurers that currently underwrite SMI are currently rated in the second highest rating category or better by any NRSRO.

On February 11, 2009, we submitted a request for a no-action letter to the Finance Agency concerning this rating requirement, and on August 6, 2009, the Director of the Finance Agency granted a temporary waiver of the requirement. With regard to any MPP loans that are credit-enhanced with SMI and were purchased, or will be purchased, under master commitments that were executed on or before August 6, 2009, the requirement set forth in Section 955.3(b)(1)(ii)(A) is waived for a period of one year, provided that we evaluate the claims paying ability of our SMI providers, hold additional retained earnings and take any other steps necessary to mitigate any attendant risk associated with using an SMI provider having a rating below the regulatory standard. In addition, if we rely on this waiver for existing business, we must, by April 8, 2010, submit to the Finance Agency a written analysis of credit enhancement alternatives that do not rely on SMI for existing pools of loans that presently rely upon SMI for credit enhancement. Such alternatives must consider requirements of the AMA regulation and existing AMA programs, as well as any accounting or other legal requirements.

With regard to new MPP business, the regulatory requirement is waived for a period of six months from August 6, 2009 to allow us to enter into new master commitments during the six-month period, assuming the other requirements of the existing program are met, and provided that we must also evaluate the claims paying ability of our SMI providers, hold additional retained earnings, and take any other steps necessary to mitigate any attendant risk associated with using an SMI provider having a rating below the regulatory standard. We may not rely on this waiver to enter into new MPP master commitments with our members after six months from the date of the waiver, unless the Finance Agency extends the waiver period or the MPP product is re-structured with the Finance Agency approval. In addition, if we rely on this waiver for new business, we must, by December 8, 2009, submit to the Finance Agency a written notice seeking regulatory approval for alternative AMA products or mortgage programs that do not rely on SMI as part of the credit enhancement structure (to the extent we do not already offer such products or programs), if we plan to execute new master commitments after the expiration of the six-month waiver period.

Risk Management

The United States residential mortgage market weakened substantially during the second half of 2007, and has continued to deteriorate through the date of the filing of this report. The various factors that have caused this broad credit market deterioration in the housing and mortgage markets have continued to worsen. During the time period from the second half of 2007 through the date of this report, risk aversion escalated in the marketplace for mortgage-related securities. Additionally, some MBS have been subject to numerous NRSRO downgrades. Concern over the impact of the declining credit performance of mortgages and declining home prices has caused the mortgage credit markets to deteriorate considerably, and this deterioration has spread to the broader credit markets. In particular, the market for mortgage-related securities has been characterized by high levels of volatility and uncertainty, reduced demand and liquidity, significantly wider credit spreads, and sharply declining prices. Some MBS that were issued with AAA ratings are currently expected to experience principal losses. See “OTTI Analysis” herein for more information on the write-down of our HTM due to this deterioration in the United States residential mortgage market.

The Federal Reserve attempted to prevent a serious and extended economic downturn resulting from these mortgage market difficulties by taking significant interest rate reduction and liquidity actions. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Financial Trends in the Capital Markets and Recent Accounting and Regulatory Developments – Regulatory Developments” in our 2008 Form 10-K for information on actions taken by the Federal government to ease the crisis in the credit markets.

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

Advances. We manage our exposure to credit risk on Advances through a combination of our secured interest in assets pledged by the borrowing member and ongoing reviews of our borrowers’ financial condition. Section 10(a) of the Bank Act prohibits us from making an Advance without sufficient collateral to secure the Advance. Although we have never experienced a credit loss on an Advance to a member in over 75 years of existence, the continuing deterioration in the housing market has increased our credit risk and led us to enhance our collateral review and monitoring. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Advances” in our 2008 Form 10-K for more information on our credit risk management on Advances.

The following table provides information regarding credit products outstanding with members and non-member borrowers based on reporting status at June 30, 2009, along with their corresponding collateral balances. The table only lists collateral that is identified and pledged by members with outstanding credit products at June 30, 2009, and does not include all assets against which we have a lien pursuant to our security agreements and UCC filings.

Table 22

Credit Products Outstanding and Collateral Pledged by Borrower Collateral Status

As of June 30, 2009

($ amounts in thousands, at face value)

	# of Borrowers	Credit Outstanding(1)	1st Lien Residential	ORERC(2)/ CDFI	Securities/ Delivery	Total Collateral	Lendable Value(3)	Average Collateral Ratios(4)
Blanket	88	$2,881,579	$7,370,333	$994,812	$2,883	$8,368,028	$5,403,085	290.4%
Hybrid	68	4,023,732	5,669,009	3,162,198	1,522,244	10,353,451	6,478,698	257.3%
Listings	100	7,261,649	11,931,482	6,224,529	2,990,180	21,146,191	13,473,840	291.2%
Physical/Delivery	46	11,559,161	7,359,922	3,902,784	9,243,224	20,505,930	14,857,825	177.4%

Total	302	$25,726,121	$32,330,746	$14,284,323	$13,758,531	$60,373,600	$40,213,448	234.7%

5.9% of borrowers of Hybrid 1st Lien Residential are on Listings

2.9% of borrowers of Hybrid ORERC/CDFI are on Listings

0.9% of ORERC/CDFI loans are CDFI

0.3% of Securities Pledged include Cash and/or Mutual Funds

(1)	Credit outstanding includes Advances (at par value), outstanding lines of credit and outstanding letters of credit.

(2)	ORERC is other real estate related collateral.

(3)	Lendable Value is the member’s borrowing capacity based upon collateral pledged after a market value has been estimated (excluding blanket-pledged collateral) and a collateral ratio adjustment has been applied.

(4)	Averages of total collateral to credit outstanding for all members – individual members may have collateral ratios that are higher or lower than these percentages.

Credit risk can be magnified if the lender concentrates its portfolio in a few borrowers. Because of our limited territory, Indiana and Michigan, and because of continuing consolidation among the financial institutions that comprise the members of the twelve FHLBs, we have only a limited pool of large borrowers. As of June 30, 2009, our top three borrowers held 33.4% of total Advances outstanding, at par. Because of this concentration in Advances, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we analyze the implications to our financial management and profitability if we were to lose the business of one or more of these borrowers.

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

Investments. We are also exposed to credit risk through our investment portfolios. The Risk Management Policy approved by our board restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The continuing deterioration in the housing and capital markets has led to increased credit risk from our short-term unsecured investment portfolio due to the potential adverse financial impact on the domestic and foreign banks which are our counterparties. We place funds with large, high-quality financial institutions with long-term credit ratings of BBB or higher on an unsecured basis for terms of up to 275 days; most placements mature within 90 days. We actively monitor counterparty ratings, performance, and capital adequacy of these counterparties in an effort to mitigate unsecured credit risk on the short-term investments. At June 30, 2009, our unsecured credit exposure, including accrued interest related to investment securities and money-market instruments, was $7.3 billion to 19 counterparties and issuers, including $3.9 billion of Federal Funds Sold that mature overnight.

Our long-term investments include private-label MBS and ABS. Our private-label MBS include RMBS and CMBS. Our ABS include both manufactured housing and home equity loans. Private-label MBS and ABS in tables 23 - 37 refer to our private-label RMBS, CMBS, and ABS (“Private-label MBS and ABS”). Our investments also include agency RMBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae (“Agency Investments”).

We also are subject to secured credit risk related to MBS, ABS, and state and local housing finance agency obligations that are directly or indirectly supported by underlying mortgage loans. Investments in MBS and ABS may be purchased as long as the balance of outstanding MBS/ABS is equal to or less than 300% of our Total Regulatory Capital, and must be rated AAA at the time of purchase. Housing finance agency bonds must carry a credit rating of AA or higher as of the date of purchase.

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

•	Subordination – Represents the structure of classes of the security, where subordinated classes absorb any credit losses before senior classes.

•	Insurance wrap – A third-party bond insurance company guarantees timely payment of principal and interest to certain classes of the security.

The deterioration of the mortgage market has resulted in a sharply higher risk of loss on investments, particularly Private-label MBS and ABS, which are tied to the mortgage market.

The following tables present credit ratings by investment activity as of June 30, 2009, and December 31, 2008. See Table 37 for information on rating changes that have occurred subsequent to June 30, 2009.

Table 23

Credit Ratings of Investments at Carrying Value As of June 30, 2009 ($ amounts in thousands)

	AAA	AA	A	BBB	BB	B	CCC	CC	Total
Investment category
Short-term Investments
Interest-Bearing Deposits	$—	$34	$—	$—	$—	$—	$—	$—	$34
Federal Funds Sold(1)	497,000	4,902,000	2,114,000	—	—	—	—	—	7,513,000

Total Short-term Investments	497,000	4,902,034	2,114,000	—	—	—	—	—	7,513,034

AFS	1,767,281	—	—	—	—	—	—	—	1,767,281

HTM
GSE debenture	100,000	—	—	—	—	—	—	—	100,000
State or local housing-finance-agency obligations	320	—	—	—	—	—	—	—	320
GSE and U.S. Agency obligations - guaranteed	2,290,034	—	—	—	—	—	—	—	2,290,034
Private-label MBS	1,622,802	214,271	90,272	464,926	57,223	527,574	233,701	41,788	3,252,557
Private-label ABS	—	22,303	—	—	2,747	1,160	—	—	26,210
Other (2)	1,971,793	298,000	—	—	—	—	—	—	2,269,793

Total HTM	5,984,949	534,574	90,272	464,926	59,970	528,734	233,701	41,788	7,938,914

Total investments	$8,249,230	$5,436,608	$2,204,272	$464,926	$59,970	$528,734	$233,701	$41,788	$17,219,229

Percentage of total	47.9%	31.6%	12.8%	2.7%	0.3%	3.1%	1.4%	0.2%	100.0%

Credit Ratings of Investments at Carrying Value As of December 31, 2008 ($ amounts in thousands)

	AAA	AA	A	BBB	BB	B	CCC	CC	Total
Investment category
Money-market instruments
Interest-Bearing Deposits	$—	$47	$—	$—	$—	$—	$—	$—	$47
Federal Funds Sold(1)	318,000	5,259,000	1,610,000	36,000	—	—	—	—	7,223,000

Total money-market instruments	318,000	5,259,047	1,610,000	36,000	—	—	—	—	7,223,047

AFS	1,842,377	—	—	—	—	—	—	—	1,842,377

HTM
GSE debenture	—	—	—	—	—	—	—	—	—
State or local housing-finance-agency obligations	885	—	—	—	—	—	—	—	885
GSE and U.S. Agency obligations - guaranteed	2,158,718	—	—	—	—	—	—	—	2,158,718
Private-label MBS	3,644,529	203,414	158,987	135,496	361,983	—	—	—	4,504,409
Private-label ABS	—	23,991	—	4,198	—	—	—	—	28,189
Other	—	—	—	—	—	—	—	—	—

Total HTM	5,804,132	227,405	158,987	139,694	361,983	—	—	—	6,692,201

Total investments	$7,964,509	$5,486,452	$1,768,987	$175,694	$361,983	$—	$—	$—	$15,757,625

Percentage of total	50.6%	34.8%	11.2%	1.1%	2.3%	0.0%	0.0%	0.0%	100.0%

(1)	Includes Federal Funds Sold that are rated AAA and guaranteed by the FDIC and backed by the full faith and credit of the United States under the TLGP.

(2)	Includes corporate debentures guaranteed by the FDIC and backed by the full faith and credit of the United States under the TLGP.

Applicable rating levels are determined using the lowest relevant long-term rating from S&P, Moody’s and Fitch. For example, the highest S&P rating level is AAA, the second-highest is AA, the third highest is A, and the fourth highest is BBB. In addition, rating modifiers are ignored when determining the applicable rating level for a given counterparty.

Prices of many of our Private-label MBS and ABS dropped dramatically during the year ended December 31, 2008, as delinquencies and foreclosures affecting the loans underlying these securities continued to increase and as credit markets became highly illiquid. However, with the exception of our subprime investments, the prices have stabilized during the first six months of 2009. The following graph demonstrates how average prices changed with respect to the securities held in our MBS and ABS portfolio since September 2007.

In 2008 and the first six months of 2009, delinquency and foreclosure rates increased significantly nationwide, a trend that has continued through the date of this report and that we expect to continue through 2009. Moreover, home prices have fallen in most areas, increasing the likelihood and magnitude of potential losses to lenders on foreclosed real estate. The widespread impact of these trends has led to the recognition of significant losses by financial institutions (including commercial banks, investment banks, and financial guaranty providers) and other investors. Uncertainty as to the depth and duration of these trends has led to a significant reduction in the market values of securities backed by mortgages and has elevated the potential for OTTI on some of these securities. The fair values of our MBS and ABS are primarily based on estimated market prices collected from multiple nationally-recognized pricing vendors. The prices of the MBS and ABS are reviewed on a monthly basis by our management.

Other-Than-Temporary Impairment on Investment Securities.

As of June 30, 2009, we have no MBS classified as AFS. All of our AFS are agency debentures. We have no unrealized losses, and, therefore, have no OTTI on our AFS portfolio.

We monitor our investments for substantive changes in relevant market conditions and any declines in fair value. If delinquency and/or loss rates on mortgages continue to increase, and/or a rapid decline in residential real estate values continues, we could experience further reduced yields or additional losses on our investment securities.

When the fair value of an individual investment security falls below its amortized cost, we evaluate whether the impairment is other-than-temporary. We consider whether we expect to recover the entire cost basis of the security by comparing our best estimate of the present value, using the discount rate implicit in the security, of the cash flows expected to be collected from the security with the amortized cost basis of the security. We recognize an OTTI when we determine that we will be unable to recover the entire cost basis of the security and the fair value of the investment security is less than its amortized cost. We consider several quantitative and qualitative factors when determining whether OTTI has occurred, including recent external NRSRO actions, the underlying collateral, sufficiency of the credit enhancement, and the length of time that and extent to which fair value has been less than the amortized cost, as well as whether we intend to sell the security and whether it is more likely than not that we will be required to sell the security before its anticipated recovery of the remaining amortized cost basis, and other factors.

As of June 30, 2009, our investments in MBS classified as HTM had gross unrealized losses totaling $667.0 million, most of which were related to Private-label MBS and ABS. These gross unrealized losses were primarily due to extraordinarily high investor yield requirements resulting from an extremely illiquid market, significant uncertainty about the future condition of the mortgage market and the economy, and continued deterioration in the credit performance of loan collateral underlying these securities, causing these assets to be valued at significant discounts to their acquisition cost.

For our Agency Investments, agency debentures, and corporate debentures guaranteed by the FDIC, we determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect us from losses based on current expectations. In addition, all of these investments had an implied credit rating of AAA at June 30, 2009. Because of these factors and because we expect to recover the entire cost basis of these securities, do not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities before our anticipated recovery of the remaining amortized cost basis, we have determined that, as of June 30, 2009, all of the gross unrealized losses on our Agency Investments, agency debentures and corporate debentures guaranteed by the FDIC are temporary.

For our Private-label MBS and ABS, to determine which individual securities are at risk for OTTI and should be quantitatively evaluated utilizing a detailed cash flow analysis, we use indicators, or “screens”, which consider various adverse risk characteristics, including, but not limited to: the duration and magnitude of the unrealized loss, NRSRO credit ratings below AA, and criteria related to the credit performance of the underlying collateral, including the ratio of credit enhancement to expected collateral losses and the ratio of seriously delinquent loans to credit enhancement. For these purposes, expected collateral losses are those that are implied by current delinquencies taking into account a default probability based on the state of delinquency and a loss severity assumption based on product and vintage; seriously delinquent loans are those that are 60 or more days past due, including loans in foreclosure and real estate owned. To assess whether the entire amortized cost bases of our securities will be recovered, we performed a cash flow analysis for securities with adverse risk characteristics as of June 30, 2009. We identified 46 securities with adverse risk characteristics out of the 85 Private-label MBS and ABS in our portfolio. We randomly selected two additional securities to include in our cash flow analysis. For these 48 securities, we used two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying our securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and CBSAs, which are based on an assessment of the relevant housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more. Our housing price forecast assumed current-to-trough home price declines for these CBSAs ranging from 0 percent to 20 percent over the next 9 to 15 months (resulting in peak-to-trough home price declines of up to 51 percent). Thereafter, home prices are projected to increase 1 percent in the first year, 3 percent in the second year and 4 percent in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayment, defaults and loss severities, are then input into a second model that allocates the projected loan-level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero. The difference between our best estimate of the present value of the cash flows expected to be collected and the amortized cost basis is considered the credit loss.

In response to the ongoing deterioration in housing prices, credit market stress, and weakness in the U.S. economy in 2009, which continued to affect the credit quality of the collateral, we modified certain assumptions in our models to reflect higher default rates, more extreme loss severities, and more moderate rates of housing price recovery than we used in our analyses as of December 31, 2008, and March 31, 2009.

These assumptions have a significant effect on determining whether any of the investment securities are considered OTTI, and the income and expense related thereto. The use of different assumptions, as well as changes in market conditions, could result in materially different Net Income and Retained Earnings. See Table 27 for a scenario using a more severe housing price forecast.

In accordance with the Finance Agency OTTI Consistency Guidance, described under Regulatory Developments in this Item, as part of our analysis of OTTI of private-label MBS, we used the specified third-party risk model and third-party detailed underlying data source. We used the key modeling assumptions developed and approved by the OTTI Governance Committee to perform our cash flow analysis. We continue to select our modeling assumptions and run our cash flow analysis for all at-risk non subprime private-label MBS, (excluding securities that we hold in common with another FHLB).

To effect consistency among the FHLBs that have subprime private-label MBS, the FHLBs, including our Bank, have selected the FHLB of Chicago’s platform and the key modeling assumptions developed and approved by the OTTI Governance Committee for such private-label MBS. FHLB of Chicago ran the cash flow analysis for us as we do not have the same platform necessary to mirror the FHLB of Chicago’s loan-level analysis for such securities.

For the period ending June 30, 2009, we completed our OTTI analysis and made our impairment determination utilizing the models specified in the Finance Agency guidance, as well as the assumptions agreed to by the OTTI Governance Committee, and the assumptions provided by the FHLB of Chicago, with the following exceptions. For one subprime private-label MBS that we held in common with another FHLB, neither FHLB of San Francisco or FHLB of Chicago was able to perform the necessary cash flow analysis using the specified third-party model. However, we were able to perform the necessary cash flow analysis using a different third-party model and determined that the security was not OTTI. Pursuant to the Finance Agency’s guidance, we then consulted with the other FHLB with respect to the commonly held security and verified consistency in our respective determinations regarding OTTI. An additional subprime security was unable to be modeled by the FHLB of Chicago, and we performed the necessary cash flow analysis using a different third-party model. We determined this security was not OTTI.

Based on our analyses and reviews, we determined that four of our private-label MBS were considered OTTI at March 31, 2009, because we determined it was likely that we would not recover the entire cost basis of each of these securities. We recorded an impairment of $18.6 million related to credit loss and an additional impairment of $128.7 million related to all other factors.

We determined that three of our private-label MBS were OTTI at June 30, 2009, because we determined it was likely that we would not recover the entire cost basis of each of these securities. These securities included one of the four securities that had previously been identified as OTTI at March 31, 2009, and two securities that were first identified as OTTI in the second quarter of 2009. Because of the continued deterioration in the private-label MBS market, for one of the private-label MBS previously identified as OTTI, we recorded an additional impairment of $0.9 million related to credit loss and an additional impairment of $10.3 million related to all other factors. For the two newly-identified private-label MBS with OTTI, we recorded an impairment of $1.1 million related to credit loss and an impairment of $23.2 million related to all other factors. We recognized a total impairment of $2.0 million related to credit loss and an additional impairment of $33.5 million related to all other factors for the three months ended June 30, 2009. At June 30, 2009, the estimated weighted average life of these three securities was approximately four years. Because the present value of the expected cash flows was greater than the amortized cost basis for three private-label MBS identified as OTTI at March 31, 2009, we did not take an additional OTTI for these securities at June 30, 2009.

In accordance with FSP FAS 115-2 and FAS 124-2, for the first six months of 2009, the impairment related to the credit loss of $20.6 million was reflected in Other Income (Loss) and the impairment related to all other factors of $162.3 million was reflected in OCI. The impairment related to all other factors will be accreted prospectively, based on the amount and timing of future estimated cash flows, over the remaining life of the security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there are additional decreases in the cash flows expected to be collected). We do not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities before our anticipated recovery of the remaining amortized cost basis.

Table 24 presents the impairment activity related to credit loss, which is recognized in earnings, and the impairment activity related to all other factors, which is recognized in OCI.

Table 24

OTTI Related to Credit Loss or All Other Factors

($ amounts in thousands)

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Impairment Related to Credit Loss	Impairment Related to All Other Factors	Total Impairment	Impairment Related to Credit Loss	Impairment Related to All Other Factors	Total Impairment
Balance, Beginning of Period	$18,550	$128,742	$147,292	$—	$—	$—
Charges on securities for which OTTI was not previously recognized	1,129	23,223	24,352	20,594	162,259	182,853
Additional charges on securities for which OTTI was previously recognized	915	10,294	11,209	—	—	—
Accretion of impairment related to all other factors	—	(8,245)	(8,245)	—	(8,245)	(8,245)

Balance, End of Period	$20,594	$154,014	$174,608	$20,594	$154,014	$174,608

Because there is a continuing risk that further declines in the fair value of our MBS may occur and that we may record additional material OTTI charges in future periods, our current and retained earnings and our ability to pay dividends and repurchase or redeem capital stock could be adversely affected.

While there is no universally accepted definition of prime, Alt-A or subprime underwriting standards, MBS and ABS are classified as prime, Alt-A or subprime based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance. In general, prime underwriting implies a borrower who has documented their income, who does not have a history of delinquent payments and who has a loan amount that is at or less than 80% of the market value of the house at the origination date, while Alt-A underwriting implies a prime borrower who has limited income documentation and/or a loan-to-value ratio of higher than 80%, among other factors. While we generally follow the collateral type definitions provided by the NRSROs, we do review the credit performance of the underlying collateral, and revise the classification where appropriate when completing our OTTI assessment. We do not hold any collateralized debt obligations. All MBS and ABS were rated AAA at the date of purchase. The originator’s classification is used in preparing Tables 25 - 37, as applicable.

The three private-label MBS considered OTTI at June 30, 2009, are all RMBS and are shown by collateral type in Table 25. Table 26 shows the total impairment for the three and six months ended June 30, 2009, before accretion of the impairment taken at March 31, 2009.

Table 25

OTTI on Private-label RMBS by Loan Collateral Type

($ amounts in thousands)

	As of June 30, 2009
	Unpaid Principal Balance	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
OTTI Private-label RMBS Backed by Loans Classified as:
Prime	$121,364	$115,849	$(44,869)	$70,980
Alt-A	49,946	49,560	(11,307)	38,253

Total	$171,310	$165,409	$(56,176)	$109,233

Table 26

OTTI on Private-label RMBS by Loan Collateral Type

($ amounts in thousands)

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Impairment Related to Credit Loss	Impairment Related to All Other Factors	Total Impairment	Impairment Related to Credit Loss	Impairment Related to All Other Factors	Total Impairment
OTTI Private-label MBS and ABS Backed by Loans Classified as:
Prime	$2,011	$22,210	$24,221	$20,561	$150,952	$171,513
Alt-A	33	11,307	11,340	33	11,307	11,340

Total	$2,044	$33,517	$35,561	$20,594	$162,259	$182,853

In addition to evaluating the at-risk securities in our Private-label MBS and ABS portfolio under a base case (or best estimate) scenario, a cash flow analysis was also performed for the 48 securities under a more severe price scenario. The more severe scenario was based on a housing price forecast that was 5 percentage points lower at the trough than the base case scenario followed by a flatter recovery path. Under the more severe scenario, current-to-trough home price declines were projected to range from 5% to 25% over the next 9 to 15 months. Thereafter, home prices were projected to increase 0% in the first year, 1% in the second year, 2% in the third year and 3% in each subsequent year.

The following table represents the impact to credit-related OTTI in a housing price scenario that delays recovery of the housing price index compared to actual credit-related OTTI recorded using our base-case housing price index assumptions.

Table 27

Stress Scenario Using a More Severe Housing Price Forecast

($ amounts in thousands)

For the Quarter-Ended June 30, 2009	Number of Securities Impaired	Unpaid Principal Balance	Impairment related to Credit Loss included in Statement of Income	Number of Securities Impaired Using Adverse HPI Scenario	Unpaid Principal Balance	Estimated Credit Loss Using Adverse HPI Scenario
Prime (1)	2	$121,364	$2,011	5	$357,415	$9,611
Alt-A (1)	1	49,946	33	1	49,946	976

Total	3	$171,310	$2,044	6	$407,361	$10,587

(1)	Represents classification by an NRSRO upon issuance of the MBS, which may differ from the current performance characteristics of the instrument.

For our Private-label MBS and ABS that were not OTTI as of June 30, 2009, we do not intend to sell these securities, it is not more likely than not that we will be required to sell these securities before our anticipated recovery of the remaining amortized cost basis, and we expect to recover the entire cost basis of these securities. As a result, we have determined that, as of June 30, 2009, the unrealized losses on the remaining private-label MBS are temporary. As of June 30, 2009, 78% of our Private-label MBS and ABS that were not OTTI were rated investment grade, of which 68% were rated AAA (percentage based on the unpaid principal balance), with the remainder rated below investment grade. The credit ratings used are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings.

The following table presents the weighted-average delinquency of the collateral underlying our Private-label MBS and ABS by collateral type and credit rating.

Table 28

Private-label MBS and ABS Credit Ratings By Year of Securitization

Unpaid Principal Balance

As of June 30, 2009

($ amounts in thousands)

	Unpaid Principal Balance by Lowest Long-Term Rating
	AAA	AA	A	BBB	BB	B	CCC	CC	Total
Prime RMBS
2007	$—	$—	$—	$—	$—	$430,157	$277,048	$79,034	$786,239
2006	—	—	—	320,067	57,623	45,664	—	—	423,354
2005	460,522	199,831	90,368	125,607	—	54,126	—	—	930,454
2004	470,248	—	—	—	—	—	—	—	470,248
2003 and prior	586,883	—	—	—	—	—	—	—	586,883

Sub-total Prime RMBS	1,517,653	199,831	90,368	445,674	57,623	529,947	277,048	79,034	3,197,178

Alt-A RMBS
2005	—	—	—	33,976	—	82,709	—	—	116,685
2003 and prior	69,698	15,661	—	—	—	—	—	—	85,359

Sub-total Alt-A RMBS	69,698	15,661	—	33,976	—	82,709	—	—	202,044

Subprime RMBS
2003 and prior	205	—	—	—	—	—	—	—	205

Sub-total Subprime RMBS	205	—	—	—	—	—	—	—	205

Home Equity ABS(1)
2003 and prior	—	—	—	—	2,787	1,179	—	—	3,966

Sub-total Home Equity ABS	—	—	—	—	2,787	1,179	—	—	3,966

Manufactured Housing ABS(1)
2003 and prior	—	22,372	—	—	—	—	—	—	22,372

Sub-total Manufactured Housing ABS	—	22,372	—	—	—	—	—	—	22,372

CMBS(2)
2003 and prior	41,242	—	—	—	—	—	—	—	41,242

Sub-total CMBS	41,242	—	—	—	—	—	—	—	41,242

Total Private-label MBS and ABS	$1,628,798	$237,864	$90,368	$479,650	$60,410	$613,835	$277,048	$79,034	$3,467,007

(1)	Our home equity and manufactured housing bonds are all subprime.

(2)	Our CMBS are all prime.

For our Private-label MBS and ABS, the following table shows the weighted average price, amortized cost, estimated fair value, OTTI charges, performance of the underlying collateral, and credit enhancement statistics by type of collateral and year of issuance. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will absorb losses before the Bank will experience a loss on the security. The calculated original, average, and current credit enhancement amounts represent the dollar-weighted averages of all the Private-label MBS and ABS in each category shown.

Table 29

Private-label MBS and ABS Credit Characteristics

As of June 30, 2009

($ amounts in thousands)

								Underlying Collateral Performance and Credit Enhancement Statistics
	Weighted Average Price	Amortized Cost	Unrealized Gains (Losses)	Estimated Fair Value	Impairment Related to Credit Loss	Impairment Related to All Other Factors	Total OTTI	Weighted Average Original Credit Support	Weighted- Average Credit Support	Minimum Credit Support(1)	Weighted Average Collateral Delinquency 60 or More Days(2)
Prime RMBS
2007	67.64	$763,728	$(231,918)	$531,810	$19,465	$139,036	$158,501	6.9%	7.1%	3.5%	11.1%
2006	78.10	421,802	(91,160)	330,642	—	—	—	4.2%	5.2%	4.3%	8.1%
2005	78.13	925,512	(198,556)	726,956	1,096	11,916	13,012	5.8%	7.8%	3.3%	5.6%
2004	87.67	469,031	(56,753)	412,278	—	—	—	3.1%	6.3%	3.6%	1.6%
2003 and prior	93.02	584,713	(38,810)	545,903	—	—	—	2.2%	7.0%	2.2%	1.4%

Sub-total Prime RMBS	79.68	3,164,786	(617,197)	2,547,589	20,561	150,952	171,513	4.8%	6.9%	2.2%	5.9%

Alt-A RMBS
2005	78.26	116,039	(24,723)	91,316	33	11,307	11,340	5.3%	6.8%	4.8%	13.2%
2003 and prior	85.10	84,291	(11,652)	72,639	—	—	—	3.0%	8.2%	3.5%	4.3%

Sub-total Alt-A RMBS	81.15	200,330	(36,375)	163,955	33	11,307	11,340	4.3%	7.4%	3.5%	9.5%

Subprime RMBS
2003 and prior	91.26	205	(18)	187	—	—	—	23.0%	87.6%	87.6%	27.8%

Sub-total Subprime RMBS	91.26	205	(18)	187	—	—	—	23.0%	87.6%	87.6%	27.8%

Home Equity ABS(3) (4)
2003 and prior	73.27	3,907	(1,001)	2,906	—	—	—	100.0%	100.0%	100.0%	21.5%

Sub-total Home Equity ABS	73.27	3,907	(1,001)	2,906	—	—	—	100.0%	100.0%	100.0%	21.5%

Manufactured Housing ABS(4)
2003 and prior	64.02	22,303	(7,981)	14,322	—	—	—	27.7%	27.6%	27.6%	2.1%

Sub-total Manufactured Housing ABS	64.02	22,303	(7,981)	14,322	—	—	—	27.7%	27.6%	27.6%	2.1%

CMBS (5)
2003 and prior	99.86	41,250	(67)	41,183	—	—	—	36.7%	64.4%	64.2%	1.3%

Sub-total CMBS	99.86	41,250	(67)	41,183	—	—	—	36.7%	64.4%	64.2%	1.3%

Total Private-label MBS and ABS	79.90	$3,432,781	$(662,639)	$2,770,142	$20,594	$162,259	$182,853	5.4%	7.9%	2.2%	6.1%

(1)	Includes the bond with the lowest credit support percentage in each vintage.

(2)	Includes delinquencies of 60 days and more, foreclosures, real estate owned and bankruptcies, weighted by unpaid principal balance based on loan groups for certain bonds.

(3)	The credit support for the home equity bonds is provided by MBIA Insurance Corporation.

(4)	Our home equity and manufactured housing bonds are all subprime.

(5)	Our CMBS are all prime.

The following table presents the weighted-average delinquency of the collateral underlying our Private-label MBS and ABS by collateral type and credit rating.

Table 30

Private-label MBS and ABS

As of June 30, 2009

($ amounts in thousands)

	Unpaid Principal Balance	Amortized Cost	Carrying Value	Unrealized Gains (Losses)	Weighted-average Collateral Delinquency 60 or More Days(2)
Prime RMBS
Investment grade
AAA-rated	$1,517,653	$1,512,421	$1,512,421	$(168,684)	2.5%
AA-rated	199,831	198,906	198,906	(73,667)	8.4%
A-rated	90,368	90,272	90,272	(8,999)	3.7%
BBB-rated	445,674	442,987	431,071	(99,298)	7.2%

Sub-total Prime RMBS investment grade	2,253,526	2,244,586	2,232,670	(350,648)	4.0%

Below investment grade
BB-rated	57,623	57,223	57,223	(8,783)	7.9%
B-rated	529,947	517,443	456,698	(146,086)	10.1%
CCC-rated	277,048	270,793	233,701	(78,727)	11.0%
CC-rated	79,034	74,741	41,788	(32,953)	14.0%

Sub-total Prime RMBS below investment grade	943,652	920,200	789,410	(266,549)	10.5%

Total Prime RMBS	3,197,178	3,164,786	3,022,080	(617,197)	5.9%

Alt-A RMBS
Investment grade
AAA-rated	69,698	68,926	68,926	(7,700)	3.7%
AA-rated	15,661	15,365	15,365	(3,952)	6.9%
BBB-rated	33,976	33,855	33,855	(1,858)	3.8%

Sub-total Alt-A RMBS investment grade	119,335	118,146	118,146	(13,510)	4.1%

Below investment grade
B-rated	82,709	82,184	70,876	(22,865)	17.1%

Sub-total Alt-A RMBS below investment grade	82,709	82,184	70,876	(22,865)	17.1%

Total Alt-A RMBS	202,044	200,330	189,022	(36,375)	9.5%

Subprime RMBS (1)
Investment grade
AAA-rated	205	205	205	(18)	27.8%

Total Subprime RMBS	205	205	205	(18)	27.8%

Home Equity ABS
Below investment grade
BB-rated	2,787	2,747	2,747	(615)	19.4%
B-rated	1,179	1,160	1,160	(386)	26.4%

Sub-total Home Equity ABS below investment grade	3,966	3,907	3,907	(1,001)	21.5%

Total Home Equity ABS	3,966	3,907	3,907	(1,001)	21.5%

Manufactured Housing ABS(1)
Investment grade
AA-rated	22,372	22,303	22,303	(7,981)	2.1%

Total Manufactured Housing ABS	22,372	22,303	22,303	(7,981)	2.1%

CMBS (1)
Investment grade
AAA-rated	41,242	41,250	41,250	(67)	1.3%

Total CMBS	41,242	41,250	41,250	(67)	1.3%

Total Private-label MBS and ABS	$3,467,007	$3,432,781	$3,278,767	$(662,639)	6.1%

(1)	We held no securities in this classification rated below investment grade at June 30, 2009.

(2)	Includes delinquencies of 60 days and more, foreclosures, real estate owned and bankruptcies, weighted by unpaid principal balance based on loan groups for certain bonds.

Table 31

Private-label MBS and ABS by Collateral Type

Unpaid Principal Balance

($ amounts in thousands)

	June 30, 2009			December 31, 2008
	Fixed Rate (1)	Variable Rate	Total	Fixed Rate (1)	Variable Rate	Total
RMBS
Prime loans	$3,197,178	$—	$3,197,178	$4,199,882	$—	$4,199,882
Alt-A loans	202,044	—	202,044	251,506	—	251,506
Subprime loans	—	205	205	—	411	411

Total RMBS	3,399,222	205	3,399,427	4,451,388	411	4,451,799

CMBS (2)
Prime loans	41,242	—	41,242	64,771	—	64,771

Total CMBS	41,242	—	41,242	64,771	—	64,771

Home Equity Loans ABS (3)
Subprime loans	—	3,966	3,966	—	4,265	4,265

Total Home Equity Loans ABS	—	3,966	3,966	—	4,265	4,265

Manufactured Housing ABS (3)
Subprime Loans	—	22,372	22,372	—	24,066	24,066

Total Manufactured Housing ABS Loans	—	22,372	22,372	—	24,066	24,066

Total Private-label MBS and ABS	$3,440,464	$26,543	$3,467,007	$4,516,159	$28,742	$4,544,901

(1)	Variable rate private-label MBS and ABS include those with a contractual coupon rate that, prior to contractual maturity, is either scheduled to change or is subject to change.

(2)	Our CMBS are all prime.

(3)	Our home equity and manufactured housing loans are all subprime.

Table 32

Weighted-Average Collateral Delinquency Rates and Credit Ratings of Private-label MBS and ABS in a Gross Unrealized Loss Position

($ amounts in thousands)

	As of June 30, 2009					As of August 7, 2009
	Unpaid Principal Balance	Carrying Value	Gross Unrealized Losses	Weighted-average Collateral Delinquency 60 or More Days(1)	% Rated AAA	% Rated AAA	% Investment Grade	% Below Investment Grade	% Watchlist
RMBS backed by:
First lien Prime loans	$3,197,178	$3,022,080	$(617,197)	5.9%	47.5%	35.5%	56.7%	43.3%	3.3%
First lien Alt-A loans	202,044	189,022	(36,375)	9.5%	34.5%	34.5%	59.1%	40.9%	0.0%
First lien Subprime loans	205	205	(18)	27.8%	100.0%	100.0%	100.0%	0.0%	0.0%

Total Private-label RMBS	3,399,427	3,211,307	(653,590)	6.1%	46.7%	35.4%	56.8%	43.2%	3.1%

CMBS backed by (2):
First lien Prime loans	40,039	40,048	(68)	1.2%	100.0%	100.0%	100.0%	0.0%	0.0%

Total	40,039	40,048	(68)	1.2%	100.0%	100.0%	100.0%	0.0%	0.0%

ABS Home equity loans backed by (3):
Second lien Subprime loans	3,966	3,907	(1,001)	21.5%	0.0%	0.0%	0.0%	100.0%	0.0%

Total ABS - home equity loans	3,966	3,907	(1,001)	21.5%	0.0%	0.0%	0.0%	100.0%	0.0%

ABS Manufactured housing loans backed by:(3)
First lien Subprime loans	22,372	22,303	(7,981)	2.1%	0.0%	0.0%	100.0%	0.0%	0.0%

Total ABS manufactured housing loans	22,372	22,303	(7,981)	2.1%	0.0%	0.0%	100.0%	0.0%	0.0%

Total Private-label MBS and ABS	$3,465,804	$3,277,565	$(662,640)	6.1%	47.0%	35.9%	57.5%	42.5%	3.0%

(1)	Includes delinquencies of 60 days and more, foreclosures, real estate owned and bankruptcies, weighted by unpaid principal balance based on loan groups for certain bonds.

(2)	At June 30, 2009, we held no securities in this classification backed by Alt-A or subprime loans.

(3)	At June 30, 2009, we held no securities in this classification backed by prime or Alt-A loans.

Table 33

Fair Value of Private-label MBS and ABS as a Percentage of Unpaid Principal Balance By Year of Securitization

	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008
Prime RMBS
2007	67.6%	71.6%	73.2%	85.5%	95.1%
2006	78.1%	82.8%	83.2%	95.5%	97.9%
2005	78.1%	77.7%	80.1%	92.7%	96.8%
2004	87.7%	89.2%	88.3%	93.9%	95.1%
2003 and prior	93.0%	92.0%	90.2%	92.4%	95.3%
Weighted-average of all Prime RMBS	79.7%	82.0%	82.9%	91.8%	95.9%

Alt-A RMBS
2005	78.3%	83.9%	82.9%	92.4%	94.7%
2003 and prior	85.1%	84.3%	82.9%	84.9%	86.6%
Weighted-average of all Alt-A RMBS	81.1%	84.1%	82.9%	89.4%	91.4%

Subprime RMBS
2003 and prior	91.3%	89.9%	90.7%	98.9%	98.9%
Weighted-average of all Subprime RMBS	91.3%	89.9%	90.7%	98.9%	98.9%

Home Equity ABS(1)
2003 and prior	73.3%	81.7%	83.0%	84.8%	76.3%
Weighted-average of all Home Equity ABS	73.3%	81.7%	83.0%	84.8%	76.3%

Manufactured Housing ABS(1)
2003 and prior	64.0%	64.4%	64.4%	79.9%	90.2%
Weighted-average of all Manufactured Housing ABS	64.0%	64.4%	64.4%	79.9%	90.2%

CMBS (2)
2003 and prior	99.9%	99.8%	99.3%	99.9%	100.8%
Weighted-average of all CMBS	99.9%	99.8%	99.3%	99.9%	100.8%
Weighted-average of all Private-label MBS and ABS	79.9%	82.2%	83.0%	91.8%	95.7%

(1)	Our home equity and manufactured housing bonds are all subprime.

(2)	Our CMBS are all prime.

Table 34

Collateral Characteristics

Private-label MBS and ABS

As of June 30, 2009

Weighted average	Prime	Alt-A	Subprime
Original FICO® scores (1)	737	716	n/a (2)
Original LTV ratio(1)	67.4%	68.3%	67.1%
Interest-only composition (1)	42.6%	10.6%	n/a (2)
Investment property composition (1)	1.0%	4.4%	n/a (2)
Delinquency rate(1), (3)	5.9%	9.5%	5.2%
Current credit support (1)	6.9%	7.4%	38.9%
Cumulative Loss (4)	0.4%	0.3%	11.3%

(1)	Excludes CMBS as this information is not applicable/available.

(2)	This information is not available for certain bonds.

(3)	Includes delinquencies of 60 days and more, foreclosures, real estate owned and bankruptcies, weighted by unpaid principal balance based on loan groups for certain bonds.

(4)	This is the cumulative loss of the underlying collateral in the MBS or ABS deal since the date of issuance.

The following table provides the five states with the highest concentration for our Private-label MBS and ABS.

Table 35

Geographic Concentration of Collateral Securing Private-label MBS and ABS

Top Five States

As of June 30, 2009

% of Total Unpaid Principal Balance
California	48.4%
New York	6.5%
Florida	4.4%
Virginia	3.9%
New Jersey	3.3%
All other	33.5%

Total	100.0%

Table 36

Private-label MBS and ABS Interest-Only Characteristics (1)

Unpaid Principal Balance

($ amounts in thousands)

	June 30, 2009						December 31, 2008
	Fixed Rate		Variable Rate		Total		Fixed Rate		Variable Rate		Total
Prime	$311,282	9.0%	$954,036	27.5%	$1,265,318	36.5%	$349,152	7.7%	$1,004,160	22.1%	$1,353,312	29.8%
Prime with mandatory redemption	—	0.0%	96,290	2.8%	96,290	2.8%	—	0.0%	439,411	9.7%	439,411	9.7%
Alt-A	21,389	0.6%	—	—	21,389	0.6%	24,137	0.5%	—	0.0%	24,137	0.5%

Total	$332,671	9.6%	$1,050,326	30.3%	$1,382,997	39.9%	$373,289	8.2%	$1,443,571	31.8%	$1,816,860	40.0%

(1)	This information excludes CMBS.

Table 37

Private-label MBS and ABS Downgraded from July 1, 2009 to August 7, 2009

Amounts at June 30, 2009

($ amounts in thousands)

	To AA		To A		To BBB		To Below Investment Grade		Total
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Private-label MBS and ABS
Downgraded from AAA	$75,058	$72,260	$63,816	$55,406	$99,864	$98,458	$143,346	$84,099	$382,084	$310,223
Downgraded from AA	—	—	—	—	105,580	63,614	93,326	61,624	198,906	125,238
Downgraded from A	—	—	—	—	—	—	—	—	—	—
Downgraded from BBB	—	—	—	—	—	—	190,741	147,395	190,741	147,395

Total	$75,058	$72,260	$63,816	$55,406	$205,444	$162,072	$427,413	$293,118	$771,731	$582,856

In addition, there are four securities that were downgraded from a category within Below Investment Grade to a lower category within Below Investment Grade with a carrying value of $122.0 million and a fair value of $128.4 million. One of these securities was OTTI at June 30, 2009 with a carrying value and fair value of $38.3 million. Following these rating agency actions, we performed a review of the securities that were downgraded and concluded that we do not intend to sell these securities, it is not more likely than not that we will be required to sell these securities before our anticipated recovery of the remaining amortized cost basis, and we expect to recover the entire cost basis of these securities, with the exception of the security deemed to be OTTI at June 30, 2009.

As a result, we have determined that, as of June 30, 2009, for the remaining securities that have been downgraded, the unrealized losses are temporary.

Our home equity loans are insured by MBIA Insurance Corporation. The bond insurance on these investments guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool.

The following table provides the credit ratings of our third-party bond insurer, along with the amount of investment securities insured as of June 30, 2009.

Table 38

Investments Insured by Financial Guarantors

Unpaid Principal Balance as of June 30, 2009

Credit Ratings as of August 7, 2009

($ amounts in thousands)

Insurer Financial Strength Ratings

Financial Guarantor	S&P	Moody’s	Fitch	Amount Insured
MBIA Insurance Corporation	BBB	B3	Not rated	$3,966

MPP. We are exposed to credit risk on loans purchased from members through the MPP. Loans previously purchased from one former member, Bank of America, N.A., contributed interest income that exceeded 10% of our total interest income for the three and six months ended June 30, 2009. Total mortgage loans outstanding as of June 30, 2009, purchased from Bank of America, N.A. were $3.1 billion or 39.5% of total mortgage loans outstanding, at par. The amount of imputed interest income earned during the three and six months ended June 30, 2009, from mortgage loans purchased from Bank of America, N.A. was $43.7 million or 14.6% of total interest income and $89.5 million or 13.6% of total interest income, respectively.

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

FHA loans comprise 8.2% of our outstanding MPP loans. These loans are backed by the FHA and generally are 100% United States government-insured; therefore, we do not require either LRA or SMI coverage for these loans.

Our primary management of credit risk in MPP involves the mortgage assets themselves (i.e., homeowners’ equity) and additional layers of credit enhancements for our conventional loans. Credit enhancements include (in order of priority):

•	Primary mortgage insurance (as applicable for mortgages with loan-to-value ratios greater than 80% at the time of purchase);

•	LRA as described below (for conventional loans); and

•	SMI (as applicable) purchased by the seller (for conventional loans) from a third party provider naming us as the beneficiary.

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

The following table presents changes in the LRA for the periods ended June 30, 2009, and December 31, 2008:

Table 39

Lender Risk Accounts

($ amounts in thousands)

	As of June 30, 2009	As of December 31, 2008
Balance of LRA at beginning of period	$21,892	$21,090
Collected through periodic interest payments	2,800	6,034
Disbursed for mortgage loan losses	(873)	(1,957)
Returned to the members	(685)	(3,275)

Balance of LRA at end of period	$23,134	$21,892

Based on the available data, we believe we have very little exposure to loans in the MPP that are considered to have characteristics of subprime or Alt-A loans. Further, we do not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy.

The following table presents an analysis of our loan portfolio:

Table 40

Loan Portfolio Analysis

($ amounts in thousands)

	June 30, 2009	December 31, 2008
Mortgage Loans Held for Portfolio	$7,884,650	$8,780,098
Real estate owned(1)	$—	$1
Real estate mortgages past due 90 days or more and still accruing interest(2)	$62,922	$47,105
Foreclosures(3)	$77,127	$57,059

	Three Months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008
Interest contractually due during the period	$106,176	$120,988	$220,249	$244,830
Interest actually received during the period	106,176	120,988	220,249	244,830

Shortfall(2)	$—	$—	$—	$—

(1)	Loans reflected as real estate owned include our residual participation in conventional loans not part of the MPP.

(2)	The monthly delinquency information reported is provided by the servicer through the master servicer one month after the actual mortgage loan balance activity.

(3)	Foreclosures include loans past due 180 days or more and still accruing interest.

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

We place all conventional loans on non-accrual status when, using current information and events, we determine we will be unable to collect all principal and interest contractually due under the loan agreement. Loans remain on non-accrual status until the past-due status has been remedied. As of June 30, 2009, and December 31, 2008, we had no loans on non-accrual status. An FHA loan is not placed on non-accrual status when the collection of the contractual principal or interest is 90 days or more past due because of the United States government guarantee of the loan and the contractual obligation of the loan servicer for loans serviced on a scheduled/scheduled basis.

Loan Characteristics

Table 41

Weighted Average FICO® Scores and Loan-to-Value Ratios at Origination

The following table provides the weighted average FICO® scores and weighted average LTV at origination for conventional MPP Loans outstanding at June 30, 2009, and December 31, 2008:

Table 42

	June 30, 2009	December 31, 2008
Weighted average FICO® score	748	747
Weighted average LTV	71%	71%

Loans in the MPP are dispersed geographically, as shown in the following table:

Geographic Dispersion of MPP Loans (1), (2)

	June 30, 2009	December 31, 2008
Midwest	38.3%	37.2%
Northeast	10.8%	10.9%
Southeast	19.3%	19.5%
Southwest	19.6%	20.1%
West	12.0%	12.3%

Total	100.0%	100.0%

(1)	Percentages calculated based on the unpaid principal balance at the end of each period.

(2)	Midwest includes IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI.

Northeast includes CT, DE, MA, ME, NH, NJ, NY, PA, RI, VI and VT.

Southeast includes AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV.

Southwest includes AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT.

West includes AK, CA, HI, ID, MT, NV, OR, WA, and WY.

The top five states by concentration were as follows:

Table 43

Concentration of Conventional MPP Loans by State

	June 30, 2009	December 31, 2008
Indiana	16.2%	15.5%
Michigan	12.5%	10.5%
California	8.9%	8.4%
Texas	5.7%	6.3%
Florida	5.4%	5.3%
All others	51.3%	54.0%

Total	100.0%	100.0%

The MPP mortgage loans held for portfolio are currently dispersed across all fifty states, and the District of Columbia. No single zip code represented more than 1% of MPP loans outstanding at June 30, 2009, or December 31, 2008. It is likely that the concentration of MPP loans in our district states of Indiana and Michigan will increase in the future due to the loss of our three largest sellers that were our greatest sources of nationwide mortgages. See “The Economy and the Financial Services Industry” herein for more information on unemployment and foreclosure rates in Indiana and Michigan. The median outstanding balance of an MPP loan was approximately $136,000 at June 30, 2009, and $138,000 at December 31, 2008.

The following table presents the property types of the underlying mortgage assets:

Table 44

Property Types of MPP Loans

($ amounts in thousands)

	June 30, 2009	December 31, 2008
Single-family	$6,651,546	$7,415,045
Planned unit development	700,183	794,944
Condominium	425,764	460,790
Multi-family	86,876	92,643
Manufactured housing	430	445

Total, at par	$7,864,799	$8,763,867

An analysis of real estate mortgages past due 90 days or more and still accruing interest and the percentage of those loans to the total real estate mortgages outstanding as of June 30, 2009, and December 31, 2008, is presented below:

Table 45

Real Estate Mortgages Past Due 90 Days or More

($ amounts in thousands)

	As of June 30, 2009	As of December 31, 2008
Total conventional mortgage loan delinquencies	$41,885	$25,376
Total conventional mortgage loans outstanding, at par	$7,221,309	$8,063,632
Percentage of delinquent conventional loans	0.58%	0.31%
Total conventional mortgage loans in foreclosure, at par	$50,019	$35,888
Percentage of conventional loans in foreclosure(1)	0.69%	0.45%
Total FHA mortgage loan delinquencies	$21,037	$21,729
Total FHA mortgage loans outstanding, at par	$643,490	$700,235
Percentage of delinquent FHA loans	3.27%	3.10%
Total FHA mortgage loans in foreclosure, at par	$27,108	$21,171
Percentage of FHA loans in foreclosure(1)	4.21%	3.02%

(1)	Foreclosures include loans past due 180 days or more and still accruing interest.

The 90-day delinquency ratio for conventional mortgages increased from 0.31% to 0.58%, and the percentage of conventional mortgages in foreclosure increased from 0.45% to 0.69% from December 31, 2008, to June 30, 2009. We expect a continued decline in the general economic conditions in the United States and, in particular, Indiana and Michigan, would result in further increases in the delinquencies in our portfolio. The delinquency ratios for conventional mortgages are below the national averages for conforming, fixed-rate mortgages.

For government-insured (FHA) mortgages, the delinquency rate is generally higher than for the conventional mortgages held in our portfolio. We rely on government insurance, which generally provides a 100% guarantee, as well as quality control processes, to maintain the credit quality of this portfolio. The

90-day delinquency ratio for FHA mortgages has increased from 3.10% to 3.27%, and the percentage of FHA loans in foreclosure increased from 3.02% to 4.21% during the first three months of 2009. This is due to the credit factors described above. Also, we have not purchased any FHA loans since August 2006.

Based on our analysis, and after consideration of LRA, SMI, and other credit enhancements, there was no allowance for credit losses on real estate mortgage loans at June 30, 2009, and December 31, 2008. Although we had no loan charge-offs against a loan loss reserve in 2008 or the first six months of 2009, our policy is to charge-off a loan against our loan loss reserve when, after foreclosure, the liquidation value of the real estate collateral plus credit enhancements does not cover our mortgage loan balance outstanding, or when an estimated or known loss exists. A loss contingency will be recorded when, in management’s judgment, it is probable that impairment has occurred and the amount of loss can be reasonably estimated. Probable impairment is defined as the point at which we estimate, using current information and events, that we will be unable to collect all principal and interest contractually due. In 2009, we had losses of $81,000 on the MPP portfolio. While it is possible that we could experience additional losses in the future, the allowance for credit losses on mortgage loans acquired under MPP was $0 as of June 30, 2009.

We are exposed to credit risk if a primary mortgage insurance provider fails to fulfill its claims payment obligations to us. As of June 30, 2009, we were the beneficiary of primary mortgage insurance coverage on $0.8 billion of conventional mortgage loans. We have analyzed our potential loss exposure to all of the mortgage insurance companies and do not expect incremental losses due to the decline in mortgage insurance company ratings. This expectation is based on the credit-enhancement features of our master commitments (exclusive of mortgage insurance), the underwriting characteristics of the loans that back our master commitments, the seasoning of the loans that back these master commitments, and the strong performance of the loans to date. We closely monitor the financial conditions of these mortgage insurance companies.

The following table shows the mortgage insurance companies and related primary mortgage insurance credit enhancement on loans held in our portfolio as of June 30, 2009, and the mortgage-insurance company ratings as of August 7, 2009.

Table 46

Mortgage Insurance Companies That Provide Mortgage Insurance Coverage

As of June 30, 2009

($ amounts in thousands)

	Mortgage Insurance Company Ratings As of August 7, 2009			Balance of Loans with Primary Mortgage Insurance	Primary Mortgage Insurance	Percent of Total Mortgage Insurance Coverage
Mortgage Insurance Company	S & P	Moody’s	Fitch
Radian Group, Inc.	BB-	Ba3	Not rated	$110,420	$28,862	13.2%
Genworth	BBB+	Baa2	Not rated	98,982	26,245	12.0%
CMG Mortgage Insurance Co.	BBB+	Not rated	A+	18,814	4,363	2.0%
MGIC	BB	Ba2	BBB-	275,042	71,703	32.8%
PMI Mortgage Insurance Co.	BB-	Ba3	Not rated	65,662	16,942	7.7%
Republic Mortgage Insurance Co.	A-	Baa2	BBB	145,378	38,145	17.5%
United Guaranty Corporation	BBB+	A3	BBB	91,667	24,419	11.2%
Triad Guaranty Insurance Corporation	Not rated	Not rated	Not rated	29,297	7,791	3.6%

Total				$835,262	$218,470	100.0%

In addition to the LRAs, we have credit protection from loss on each loan, where eligible, through SMI, which provides sufficient insurance to cover credit losses to approximately 50% of the property’s original value (subject, in certain cases, to an aggregate stop-loss provision in the SMI policy). We negotiated to obtain an aggregate loss/benefit limit or “stop-loss” on any master commitment contracts that equal or exceed $35,000,000. The stop-loss is equal to the total initial principal balance of loans under the master commitment contract multiplied by the stop-loss percentage, as is then in effect, and represents the maximum aggregate amount payable by the SMI provider under the SMI policy for that pool. Even with the stop-loss provision, the aggregate of the LRA and the amount payable by the SMI provider under an SMI stop-loss contract will be equal to or greater than the amount of credit enhancement required for the pool to have an implied S&P credit rating of at least AA at the time of purchase. Non-credit losses, such as uninsured property damage losses which are not covered by the SMI, can be recovered from the LRA to the extent that there has been no credit loss claim on those LRA funds. We would absorb losses beyond that level. Taken together, the LRA and the SMI provide credit enhancement on the pools of loans we purchase. Cost of credit enhancements for the three months ended June 30, 2009, and 2008, are presented below:

Table 47

Cost of Credit Enhancements

($ amounts in thousands)

	For the Six Months ended June 30,
	2009	2008
Average conventional MPP loans outstanding	$7,676,803	$8,430,767
LRA contributions	$2,800	$3,069
SMI premiums	3,239	3,503

Cost of Credit Enhancements	$6,039	$6,572

Cost of Credit enhancements as a % of average conventional MPP loans outstanding	0.16%	0.16%

As of June 30, 2009, we were the beneficiary of SMI coverage on mortgage pools with a total unpaid principal balance of $7.2 billion. Two mortgage insurance companies provide all of the coverage under these policies.

Finance Agency regulations generally require us to use SMI providers that are rated at least AA-. With the deteriorations in the mortgage markets, it is difficult for us to meet this requirement, because no mortgage insurers that currently underwrite SMI are currently rated in the second highest rating category or better by any NRSRO. On August 6, 2009, the Finance Agency issued a regulatory waiver to allow us to hold our existing MPP portfolio for one year from the date of the waiver, subject to certain conditions. For new MPP purchases, the waiver will apply for six months from the date of the waiver, also subject to certain conditions. For additional information concerning this Finance Agency waiver, please refer to the “Recent Accounting and Regulatory Developments—Regulatory Developments” section herein.

The loans purchased through MPP are credit-enhanced to achieve an implied rating at an investment grade level based upon an NRSRO model approved by the Finance Agency. If there is evidence of a decline in the credit quality of a mortgage pool, the regulations require us to re-evaluate the covered mortgage pool for deterioration in credit quality and to allocate risk based capital to cover any potential credit quality issues. During the third quarter of 2008, we used a model to evaluate the entire MPP portfolio due to the downgrade of one of our SMI providers subsequent to the purchase of the loans. This credit quality review was not limited to the downgrade of the SMI providers, but included factors such as home price changes. As of June 30, 2009, we are holding the required amount of risk-based capital allocated to MPP within required minimum standards. We continue to have discussions with the Finance Agency and the SMI providers concerning this ratings issue, but we are unable to predict what the final resolution will be.

As of August 7, 2009, both of these mortgage insurance companies have been downgraded to a rating lower than AA- by at least one of the three NRSROs. The table below shows the ratings of these companies as of August 7, 2009, and the credit enhancement needed from each provider to achieve an implied investment-grade credit rating as of June 30, 2009.

Table 48

Mortgage-Insurance Companies That Provide SMI

($ amounts in thousands)

				SMI
Mortgage Insurance Company	S&P	Moody’s	Fitch	June 30, 2009	December 31, 2008
MGIC	BB	Ba2	BBB-	$171,890	$160,697
Genworth	BBB+	Baa2	Not rated	50,055	37,419

Total				$221,945	$198,116

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

The following tables summarize key information on derivative counterparties and provide information on a trade date basis as of June 30, 2009, and December 31, 2008, respectively:

Table 49

Derivative Agreements

Counterparty Ratings

June 30, 2009

($ amounts in thousands)

Rating(1)	Notional Principal	Percentage of Notional Principal	Credit Exposure Before Collateral	Credit Exposure Net of Collateral
AAA	$1,527,291	4.4%	$—	$—
AA	13,553,686	38.8%	—	—
A	19,707,545	56.5%	—	—

Total	34,788,522	99.7%	—	—
Others(2)	91,567	0.3%	252	252

Total derivative notional and credit exposure	$34,880,089	100.0%	$252	$252

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

The following table summarizes the duration of equity levels for our total position:

Table 50

Effective Duration of Equity Scenarios

	-200 bps (1)	0 bps	+200 bps
June 30, 2009	n/a	1.36 years	2.34 years
December 31, 2008	n/a	0.57 years	4.22 years

(1)	Due to the current low interest rate environment, the -200 bps scenario does not apply.

The duration of equity in the base case (0 bps) increased at June 30, 2009, compared to December 31, 2008. Consolidated Obligation and swap rates generally increased, with the exception of some shorter-term rates. The duration of assets lengthened relative to the duration of liabilities. We were in compliance with the duration of equity limits established in the Risk Management Policy that was effective at both of the above points in time.

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

Table 51

Duration Gap

June 30, 2009	0.1 months
December 31, 2008	-0.2 months

Convexity

Convexity measures how fast duration changes as a function of interest rate changes. Measurement of convexity is important because of the optionality embedded in the mortgage and callable debt portfolios. The mortgage portfolios exhibit negative convexity due to the embedded prepayment options. The negative convexity on the mortgage asset is mitigated by the negative convexity of underlying callable debt. Convexity is routinely reviewed by management and used in developing funding and hedging strategies for acquisition of mortgage-based assets. A primary strategy for managing convexity risk arising from our mortgage portfolio is the issuance of callable debt. At June 30, 2009, callable debt funding mortgage assets as a percentage of the net mortgage portfolio equaled 42.9%, compared to 49.1% at the end of 2008.

Market Risk-based Capital Requirement

We are subject to the Finance Agency’s risk-based capital regulations. This regulatory framework requires the maintenance of sufficient permanent capital to meet the combined credit risk, market risk, and operations risk requirements. Our permanent capital consists of Class B Stock (including MRCS) and Retained Earnings. The market risk-based capital requirement (“MRBC”) is the sum of two components. The first component is the market value of the portfolio at risk from movements in interest rates that could occur during times of market stress. This estimation is accomplished through an internal value-at-risk based modeling approach which was approved by the Finance Board (predecessor to the Finance Agency) before the implementation of our Capital Plan. The second component is the amount, if any, by which the current market value of Total Capital is less than 85% of the book value of Total Capital.

MRBC is primarily based upon historical simulation methodology. The estimation incorporates scenarios that reflect interest rate shifts, interest rate volatility, and changes in the shape of the yield curve. These observations are based on historical information from 1978 to the present. In our application, MRBC is defined as the potential dollar loss from adverse market movements, measured over 120-business day time periods, with a 99.0% confidence interval, based on these historical prices and market rates. MRBC estimates as of June 30, 2009, and December 31, 2008, are presented below:

Table 52

Value at Risk

Actual
June 30, 2009	$158 million
December 31, 2008	$156 million

Changes in Market Value of Equity between the Base Case and Shift Scenarios

We measure potential changes in the market value of equity based on the current month-end level of rates versus the market value of equity under large parallel rate shifts. This measurement provides information related to the sensitivity of our interest rate position:

Table 53

Change in Market Value of Equity from Base Rates

	-200 bps(1)	+200 bps
June 30, 2009	n/a	-5.3%
December 31, 2008	n/a	-9.5%

(1)	Due to the current low interest rate environment, the -200 bps scenario does not apply.

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

The volume of derivative hedges is often expressed in terms of notional principal, which is the amount upon which interest payments are calculated. The following table highlights the notional amounts by type of derivative agreement as of June 30, 2009, and December 31, 2008:

Table 54

Notional Principal by Type of Derivative Agreements

($ amounts in thousands)

	June 30, 2009	December 31, 2008
Debt swaps
Bullet	$15,028,679	$12,080,655
Callable	1,210,000	3,637,000
Complex	705,000	755,000
Advances swaps
Bullet	10,693,513	12,857,510
Putable	5,509,000	5,597,000
Callable	40,000	171,845
Complex	1,000	1,000
GSE investment swaps	1,600,000	1,600,000
MBS swaps	1,330	1,385
Other swaps	—	1,000
TBA MPP hedges	45,700	77,600
Mandatory delivery commitments	45,867	76,173

Total	$34,880,089	$36,856,168

The above table includes interest rate swaps, TBA MBS hedges, mandatory delivery commitments and swaptions. Complex swaps include, but are not limited to, step-up and range bonds. The level of different types of derivatives is contingent upon and tends to vary with, balance sheet size, Advances demand, MPP purchase activity, and CO issuance levels.

The table below presents derivative instruments by hedged instrument as of June 30, 2009, and December 31, 2008:

Table 55

Derivative Instruments by Hedged Instrument

Accrued Interest Excluded from the Fair Value

($ amounts in thousands)

	As of June 30, 2009		As of December 31, 2008
	Total Notional	Estimated Fair Value	Total Notional	Estimated Fair Value
Advances
Fair value hedges	$16,232,513	$(834,541)	$18,616,355	$(1,241,153)
Economic hedges	11,000	(345)	12,000	(539)

Total	16,243,513	(834,886)	18,628,355	(1,241,692)

Investments
Fair value hedges	1,600,000	(173,290)	1,600,000	(306,251)
Economic hedges	1,330	(59)	1,385	48

Total	1,601,330	(173,349)	1,601,385	(306,203)

MPP loans
Economic hedges	45,700	(403)	77,600	(717)
Economic (stand-alone delivery commitments)	45,867	25	76,173	648

Total	91,567	(378)	153,773	(69)

CO Bonds
Fair value hedges	14,897,000	84,045	13,094,000	165,726
Economic hedges	25,000	818	100,000	1,130

Total	14,922,000	84,863	13,194,000	166,856

Discount Notes
Economic hedges	2,021,679	1,320	3,278,655	5,415

Total	2,021,679	1,320	3,278,655	5,415

Total notional and fair value	$34,880,089	$(922,430)	$36,856,168	$(1,375,693)

Total derivatives excluding accrued interest		$(922,430)		$(1,375,693)
Accrued interest, net		(40,279)		19,191
Cash collateral held by/(from) counterparty, net		130,087		296,978

Net derivative balance		$(832,622)		$(1,059,524)

Net Derivative Asset balance		$252		$735
Net Derivative Liability balance		(832,874)		(1,060,259)

Net derivative balance		$(832,622)		$(1,059,524)

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934 is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. In designing and evaluating our DCP, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and that our management’s duties require it to make its best judgment regarding the design of our DCP. As of June 30, 2009, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer (the principal executive officer), Chief Financial Officer and Controller (the principal financial officers), of the effectiveness of the design and operation of our DCP pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Controller concluded that our DCP were effective as of June 30, 2009.

Internal Controls over Financial Reporting

Changes in Internal Control over Financial Reporting. For the second quarter of 2009, there has been a significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Each FHLB has one member on the OTTI Governance Committee which reviews and approves key modeling assumptions, inputs and methodologies used in making our determination of OTTI for our private-label MBS and have implemented a testing process with the other FHLBs to establish consistency within the OTTI cash flow models utilized. These modeling assumptions, inputs and methodologies are material to the determination of OTTI and, in turn, material to our internal control over financial reporting. Accordingly, management reviewed the assumptions approved by the OTTI Governance Committee and determined that they were reasonable and utilized the assumptions in connection with our risk model to produce the cash flow analysis used in analyzing credit losses and determining OTTI. There were no other changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There was a change to the following risk factor that was in our 2008 Form 10-K.

Our Credit Rating Could be Lowered, Which Could Adversely Impact Our Cost of Funds.

On May 15, 2009, Moody’s affirmed the ratings of the FHLBs, but downgraded the FHLB of Chicago’s subordinated debt from Aa2 to A2. It is not anticipated that this change will have an impact on us or the other FHLBs as we are not jointly and severally liable on the subordinated debt issued by the FHLB of Chicago. In taking this action, Moody’s indicated its belief that the FHLB of Chicago is likely to be unprofitable for several quarters. On July 1, 2009, S&P upgraded the FHLB of Chicago’s subordinated debt from A+ to AA-, and the long-term counterparty credit rating from AA+ AA+. It is not clear how further rating agency action might affect the ability of the FHLB of Chicago to pay its share of COs, which might require additional payments from the remaining FHLBs, or whether such action might affect the overall price or availability of COs for all of the FHLBs.

The following risk factors are in addition to the Risk Factors included in our 2008 Form 10-K.

Government Support of the Home Mortgage Market Could Have an Adverse Impact on our Mortgage Loans Held for Portfolio

Government policy and actions by the U.S. Treasury, the Federal Reserve, Fannie Mae, Freddie Mac, and the FDIC have been focused on lowering the home mortgage rates. These actions may increase the rate of mortgage prepayments which may adversely affect the earnings on our mortgage investments.

Finance Agency Actions Concerning SMI Provider Ratings Requirements Could Have an Adverse Impact on our MPP.

On August 6, 2009, the Finance Agency issued a regulatory waiver to allow us to hold our existing MPP portfolio for one year from the date of the waiver, subject to certain conditions. For new MPP purchases, the waiver will apply for six months from the date of the waiver, also subject to certain conditions. (For additional information concerning this Finance Agency waiver, please refer to the “Recent Accounting and Regulatory Developments—Regulatory Developments” section herein.) There is no assurance that the Finance Agency will extend either waiver period. Upon expiration of the initial six-month waiver period for new MPP purchases, the MPP product as currently structured may not be offered, unless the Finance Agency extends the waiver period or the SMI credit enhancement feature of MPP is restructured with Finance Agency approval.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1	Organization Certificate of the Federal Home Loan Bank of Indianapolis, incorporated by reference to our Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 14, 2006

3.2	Bylaws of the Federal Home Loan Bank of Indianapolis, incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2008

4	Capital Plan of the Federal Home Loan Bank of Indianapolis, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2009

10.1	Federal Home Loan Bank of Indianapolis 2009 Executive Incentive Compensation Plan, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2009

10.2	Federal Home Loan Bank of Indianapolis 2005 Supplemental Executive Thrift Plan (with trust), as amended, incorporated by reference to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2007

10.3	Federal Home Loan Bank of Indianapolis 2005 Supplemental Executive Retirement Plan (with trust), as amended, incorporated by reference to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2007

10.4	2005 Directors’ Deferred Compensation Plan (with trust), as amended, incorporated by reference to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2007

10.5	Directors’ Compensation and Travel Expense Reimbursement Policy, effective January 1, 2009, as amended March 13, 2009

10.6	Form of Key Employee Severance Agreement for Executive Officers, incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2007

10.7	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2006

10.8	Federal Home Loan Bank 2009 Long Term Incentive Plan, incorporated by reference to Exhibit 10.9 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2009

31.1	Certification of the President – Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Senior Vice President – Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the First Vice President – Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President – Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Senior Vice President – Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the First Vice President – Controller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

August 12, 2009	By:	/s/ MILTON J. MILLER II
	Name:	Milton J. Miller II
	Title:	President – Chief Executive Officer

August 12, 2009	By:	/s/ CINDY L. KONICH
	Name:	Cindy L. Konich
	Title:	Senior Vice President – Chief Financial Officer

August 12, 2009	By:	/s/ BRADLEY A. BURNETT
	Name:	Bradley A. Burnett
	Title:	First Vice President – Controller

EXHIBIT INDEX

Exhibit Number	Description
3.1	Organization Certificate of the Federal Home Loan Bank of Indianapolis, incorporated by reference to our Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 14, 2006

3.2	Bylaws of the Federal Home Loan Bank of Indianapolis, incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2008

4	Capital Plan of the Federal Home Loan Bank of Indianapolis, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2009

10.1	Federal Home Loan Bank of Indianapolis 2009 Executive Incentive Compensation Plan, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2009

10.2	Federal Home Loan Bank of Indianapolis 2005 Supplemental Executive Thrift Plan (with trust), as amended, incorporated by reference to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2007

10.3	Federal Home Loan Bank of Indianapolis 2005 Supplemental Executive Retirement Plan (with trust), as amended, incorporated by reference to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2007

10.4	2005 Directors’ Deferred Compensation Plan (with trust), as amended, incorporated by reference to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2007

10.5	Directors’ Compensation and Travel Expense Reimbursement Policy, effective January 1, 2009, as amended March 13, 2009

10.6	Form of Key Employee Severance Agreement for Executive Officers, incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2007

10.7	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2006

10.8	Federal Home Loan Bank 2009 Long Term Incentive Plan, incorporated by reference to Exhibit 10.9 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2009

31.1	Certification of the President – Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Senior Vice President – Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the First Vice President – Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President – Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Senior Vice President – Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the First Vice President – Controller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002