Form 10-Q
period 2009-09-30
Federal Home Loan Bank of Indianapolis
filed 2009-11-12
CIK 1331754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of October 31, 2009
Class B Stock, par value $100	24,801,309

Federal Home Loan Bank of Indianapolis

Form 10-Q

As used in this Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “FHLBI,” and the “Bank” refer to the Federal Home Loan Bank of Indianapolis.

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

Federal Home Loan Bank of Indianapolis

Statements of Condition

(Unaudited)

($ and share amounts in thousands, except par value)	September 30, 2009	December 31, 2008
Assets
Cash and Due from Banks	$59,252	$870,810
Interest-Bearing Deposits	66	47
Federal Funds Sold, members and non-members	7,223,000	7,223,000
Available-for-Sale Securities (a), non-members (Note 3)	1,794,103	1,842,377
Held-to-Maturity Securities (b), members and non-members (Note 4)	7,363,612	6,692,201
Advances, members and former members (Note 6)	24,431,932	31,249,004
Mortgage Loans Held for Portfolio, net (Note 7)	7,508,369	8,780,098
Accrued Interest Receivable	115,996	152,509
Premises, Software, and Equipment, net	9,816	9,891
Derivative Assets (Note 8)	1,399	735
Other Assets	45,729	39,304

Total Assets	$48,553,274	$56,859,976

Liabilities and Capital
Deposits (Note 9)
Interest-Bearing Deposits	$834,264	$619,341
Non-Interest-Bearing Deposits	4,963	2,150

Total Deposits	839,227	621,491

Consolidated Obligations, net (Note 10)
Discount Notes	10,686,804	23,465,645
Consolidated Obligation Bonds	33,280,337	28,697,013

Total Consolidated Obligations, net	43,967,141	52,162,658

Accrued Interest Payable	203,131	284,021
Affordable Housing Program	39,194	36,009
Payable to Resolution Funding Corporation	5,123	17,163
Derivative Liabilities (Note 8)	841,616	1,060,259
Mandatorily Redeemable Capital Stock (Note 11)	601,733	539,111
Other Liabilities	56,640	48,556

Total Liabilities	46,553,805	54,769,268

Commitments and Contingencies (Notes 6, 8, 10, 11, and 14)
Capital (Note 11)
Capital Stock-Class B-1 Putable ($100 par value) issued and outstanding shares: 18,752 and 18,792, respectively	$1,875,217	$1,879,179
Capital Stock-Class B-2 Putable ($100 par value) issued and outstanding shares: 0 and 2, respectively	—	196

Total Capital Stock Putable	1,875,217	1,879,375
Retained Earnings	334,440	282,731
Accumulated Other Comprehensive Income (Loss)
Net Unrealized Gains (Losses) on Available-for-Sale Securities, before derivative and hedging adjustments	(12,274)	(66,766)
Net Non-Credit Portion of Other-Than-Temporary Impairment Losses on Held-to-Maturity Securities (Note 5)	(192,818)	—
Pension and Postretirement Benefits	(5,096)	(4,632)

Total Accumulated Other Comprehensive Income (Loss)	(210,188)	(71,398)

Total Capital	1,999,469	2,090,708

Total Liabilities and Capital	$48,553,274	$56,859,976

(a)	Amortized cost: $1,675,230 and $1,681,947 at September 30, 2009, and December 31, 2008, respectively.

(b)	Estimated fair values: $7,161,773 and $5,947,195 at September 30, 2009, and December 31, 2008, respectively.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis

Statements of Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ amounts in thousands)	2009	2008	2009	2008
Interest Income
Advances, members and former members	$76,214	$226,653	$334,525	$747,676
Prepayment Fees on Advances, net	672	5	2,609	183
Interest-Bearing Deposits, non-members	54	4	237	156
Securities Purchased Under Agreements to Resell	229	—	403	—
Federal Funds Sold, members and non-members	3,485	64,447	21,067	241,721
Available-for-Sale Securities, non-members	3,115	10,970	16,118	16,047
Held-to-Maturity Securities, members and non-members	67,772	83,174	213,066	261,677
Mortgage Loans Held for Portfolio, net	92,860	117,046	316,687	360,028
Loans to other Federal Home Loan Banks	1	29	1	64

Total Interest Income	244,402	502,328	904,713	1,627,552

Interest Expense
Discount Notes	$8,237	$104,931	$82,487	$403,760
Consolidated Obligation Bonds	167,836	320,862	605,108	991,729
Deposits	154	3,695	705	14,271
Loans from other Federal Home Loan Banks	—	—	2	—
Securities Sold Under Agreements to Repurchase	—	2	—	5
Mandatorily Redeemable Capital Stock	2,679	2,614	9,605	7,689
Other Borrowings	—	—	—	3

Total Interest Expense	178,906	432,104	697,907	1,417,457

Net Interest Income	65,496	70,224	206,806	210,095
Other Income (Loss)
Service Fees	$298	$321	$880	$958
Total Other-Than-Temporary Impairment Losses on Held-to-Maturity Securities	(72,950)	—	(255,803)	—
Portion of Impairment Losses on Held-to-Maturity Securities Recognized in Other Comprehensive Income	48,639	—	210,898	—

Net Other-Than-Temporary Impairment Losses Recognized on Held-to-Maturity Securities	(24,311)	—	(44,905)	—

Net Gains (Losses) on Derivatives and Hedging Activities	(2,238)	6,099	387	8,140
Other, net	629	464	1,418	1,093

Total Other Income (Loss)	(25,622)	6,884	(42,220)	10,191

Other Expenses
Compensation and Benefits	$6,304	$6,879	$19,657	$19,092
Other Operating Expenses	2,831	2,910	9,184	7,442
Finance Agency/Finance Board	411	419	1,274	1,257
Office of Finance	406	371	1,295	1,210
Other	295	318	888	967

Total Other Expenses	10,247	10,897	32,298	29,968

Income Before Assessments	$29,627	$66,211	$132,288	$190,318
Assessments
Affordable Housing Program	$2,692	$5,672	$11,779	$16,321
Resolution Funding Corporation	5,387	12,108	24,102	34,799

Total Assessments	8,079	17,780	35,881	51,120

Net Income	$21,548	$48,431	$96,407	$139,198

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis

Statements of Capital

For the Nine Months Ended September 30, 2009 and 2008

(Unaudited)

	Capital Stock Class B-1 Putable		Capital Stock Class B-2 Putable		Retained Earnings	Accumulated Other Comprehensive Income	Total Capital
($ and share amounts in thousands)	Shares	Par Value	Shares	Par Value
Balance, December 31, 2007	20,029	$2,002,862	—	$1	$202,111	$(6,042)	$2,198,932
Proceeds from Sale of Capital Stock	2,137	213,671	—	—			213,671
Net Shares Reclassified to Mandatorily Redeemable Capital Stock	(430)	(42,977)	—	—			(42,977)
Comprehensive Income:
Net Income					139,198		139,198
Other Comprehensive Income:
Net Unrealized Losses on Available-for-Sale Securities						(10,985)	(10,985)
Pension and Postretirement Benefits						2,227	2,227

Total Comprehensive Income (Loss)					139,198	(8,758)	130,440

Mandatorily Redeemable Capital Stock Distributions					(183)		(183)
Dividends on Capital Stock
Cash (5.09% annualized)					(77,360)		(77,360)

Balance, September 30, 2008	21,736	$2,173,556	—	$1	$263,766	$(14,800)	$2,422,523

	Capital Stock Class B-1 Putable		Capital Stock Class B-2 Putable		Retained Earnings	Accumulated Other Comprehensive Income	Total Capital
($ and share amounts in thousands)	Shares	Par Value	Shares	Par Value
Balance, December 31, 2008	18,792	$1,879,179	2	$196	$282,731	$(71,398)	$2,090,708
Proceeds from Sale of Capital Stock	673	67,304	—	—			67,304
Redemption of Capital Stock	(51)	(5,128)	—	—			(5,128)
Transfers of Capital Stock	2	196	(2)	(196)			—
Net Shares Reclassified to Mandatorily Redeemable Capital Stock	(664)	(66,334)	—	—			(66,334)
Comprehensive Income:
Net Income					96,407		96,407
Other Comprehensive Income:
Net Unrealized Gains (Losses) on Available-for-Sale Securities						54,492	54,492
Non-Credit Portion of Impairment Losses on Held-to-Maturity Securities						(227,145)	(227,145)
Reclassification Adjustment of Non-Credit Portion of Impairment Losses on Held-to-Maturity Securities						16,247	16,247
Accretion of Non-Credit Portion of Impairment Losses on Held-to-Maturity Securities						18,080	18,080
Pension and Postretirement Benefits						(464)	(464)

Total Comprehensive Income (Loss)					96,407	(138,790)	(42,383)

Mandatorily Redeemable Capital Stock Distributions					(230)		(230)
Dividends on Capital Stock
Cash Dividends Paid (3.12% annualized)					(44,468)		(44,468)

Balance, September 30, 2009	18,752	$1,875,217	—	$—	$334,440	$(210,188)	$1,999,469

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis

Statements of Capital

For the Three Months Ended September 30, 2009 and 2008

(Unaudited)

	Capital Stock Class B-1 Putable		Capital Stock Class B-2 Putable		Retained Earnings	Accumulated Other Comprehensive Income	Total Capital
($ and share amounts in thousands)	Shares	Par Value	Shares	Par Value
Balance, June 30, 2008	21,283	$2,128,261	—	$1	$242,841	$(4,893)	$2,366,210
Proceeds from Sale of Capital Stock	453	45,295	—	—			45,295
Net Shares Reclassified to Mandatorily Redeemable Capital Stock	—	—	—	—			—
Comprehensive Income:
Net Income					48,431		48,431
Other Comprehensive Income:
Net Unrealized Losses on Available-for-Sale Securities						(9,991)	(9,991)
Pension and Postretirement Benefits						84	84

Total Comprehensive Income (Loss)					48,431	(9,907)	38,524

Mandatorily Redeemable Capital Stock Distributions					—		—
Dividends on Capital Stock
Cash (5.25% annualized)					(27,506)		(27,506)

Balance, September 30, 2008	21,736	$2,173,556	—	$1	$263,766	$(14,800)	$2,422,523

	Capital Stock Class B-1 Putable		Capital Stock Class B-2 Putable		Retained Earnings	Accumulated Other Comprehensive Income	Total Capital
($ and share amounts in thousands)	Shares	Par Value	Shares	Par Value
Balance, June 30, 2009	19,084	$1,908,392	—	$1	$328,455	$(165,959)	$2,070,889
Proceeds from Sale of Capital Stock	154	15,426	—	—			15,426
Redemption of Capital Stock	(1)	(128)	—	—			(128)
Transfers of Capital Stock	—	1	—	(1)			—
Net Shares Reclassified to Mandatorily Redeemable Capital Stock	(485)	(48,474)	—	—			(48,474)
Comprehensive Income:
Net Income					21,548		21,548
Other Comprehensive Income:
Net Unrealized Gains (Losses) on Available-for-Sale Securities						(5,563)	(5,563)
Non-Credit Portion of Impairment Losses on Held-to-Maturity Securities						(64,886)	(64,886)
Reclassification Adjustment of Non-Credit Portion of Impairment Losses on Held-to-Maturity Securities						16,247	16,247
Accretion of Non-Credit Portion of Impairment Losses on Held-to-Maturity Securities						9,835	9,835
Pension and Postretirement Benefits						138	138

Total Comprehensive Income (Loss)					21,548	(44,229)	(22,681)

Mandatorily Redeemable Capital Stock Distributions					(132)		(132)
Dividends on Capital Stock
Cash Dividends Paid (3.25% annualized)					(15,431)		(15,431)

Balance, September 30, 2009	18,752	$1,875,217	—	$—	$334,440	$(210,188)	$1,999,469

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
($ amounts in thousands)	2009	2008
Operating Activities
Net Income	$96,407	$139,198
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization:
Net Premiums and Discounts on Consolidated Obligations	(79,197)	(56,049)
Net Premiums and Discounts on Investments	(1,618)	(3,593)
Net Premiums and Discounts on Mortgage Loans	3,516	3,627
Concessions on Consolidated Obligation Bonds	14,944	11,903
Fees on Derivatives, Included as a Component of Derivative Value	(9,276)	(10,096)
Net Deferred Gain on Derivatives	(129)	(137)
Premises, Software, and Equipment	915	921
Other Fees and Amortization	1,581	1,298
Net Realized Gain on Disposal of Premises, Software, and Equipment	—	(5)
Net Other-Than-Temporary Impairment Losses Recognized on Held-to-Maturity Securities	44,905	—
(Gain) Loss Due to Change in Net Fair Value Adjustment on Derivative and Hedging Activities	10,917	(108,540)
Net Change in:
Accrued Interest Receivable	36,526	41,872
Net Derivatives – Net Accrued Interest	148,826	(13,541)
Other Assets	(7,245)	4,251
Affordable Housing Program Liability and Discount on Advances	3,185	4,437
Accrued Interest Payable	(80,889)	55,011
Payable to Resolution Funding Corporation	(12,040)	2,645
Other Liabilities	7,619	(218)

Total Adjustments	82,540	(66,214)

Net Cash Provided by Operating Activities	178,947	72,984

Investing Activities
Net Change in:
Interest-Bearing Deposits, non-members	141,240	(72)
Federal Funds Sold, members and non-members	—	1,251,000
Premises, Software, and Equipment	(841)	(460)
Held-to-Maturity Securities:
Net (Increase) Decrease in Short-Term Held-to-Maturity Securities, members and non-members	—	1,660,000
Proceeds from Maturities of Long-Term Held-to-Maturity Securities, members and non-members	1,863,631	1,344,596
Purchases of Long-Term Held-to-Maturity Securities, members and non-members	(2,764,429)	(1,508,091)
Available-for-Sale Securities:
Purchases of Available-for-Sale Securities, non-members	—	(1,580,398)
Advances, members and former members:
Principal Collected on Advances	23,528,400	43,621,400
Advances Made	(17,059,088)	(47,551,265)
Mortgage Loans Held for Portfolio:
Principal Collected	1,770,791	888,710
Mortgage Loans Purchased	(503,990)	(396,693)
(Payments) Proceeds from Sales of Foreclosed Properties	(79)	19
Other Federal Home Loan Banks:
Principal Collected on Loans to Other Federal Home Loan Banks	150,000	1,169,000
Loans to Other Federal Home Loan Banks	(150,000)	(1,169,000)

Net Cash Provided by (Used in) Investing Activities	6,975,635	(2,271,254)

Federal Home Loan Bank of Indianapolis

Statements of Cash Flows, continued

(Unaudited)

	For the Nine Months Ended September 30,
($ amounts in thousands)	2009	2008
Financing Activities
Net Change in:
Deposits	231,216	572,826
Net Proceeds (Payments) on Derivative Contracts with Financing Elements	(106,548)	181,866
Net Proceeds from Issuance of Consolidated Obligations
Discount Notes	346,709,200	899,619,740
Consolidated Obligation Bonds	22,525,779	24,663,315
Payments for Maturing and Retiring Consolidated Obligations
Discount Notes	(359,415,552)	(903,214,336)
Consolidated Obligation Bonds	(17,924,000)	(19,762,920)
Other Federal Home Loan Banks:
Borrowings from Other Federal Home Loan Banks	236,000	5,000
Payments for Maturities of Borrowings from Other Federal Home Loan Banks	(236,000)	(5,000)
Proceeds from Sale of Capital Stock	67,304	213,671
Payments for Redemption of Mandatorily Redeemable Capital Stock	(3,943)	(183)
Payments for Repurchase/Redemption of Capital Stock	(5,128)	—
Cash Dividends Paid	(44,468)	(77,360)

Net Cash Provided by (Used in) Financing Activities	(7,966,140)	2,196,619

Net Increase (Decrease) in Cash and Cash Equivalents	(811,558)	(1,651)
Cash and Cash Equivalents at Beginning of the Period	870,810	7,255

Cash and Cash Equivalents at End of the Period	$59,252	$5,604

Supplemental Disclosures
Interest Paid	$768,829	$977,275
Affordable Housing Program Payments, net	8,594	11,884
Resolution Funding Corporation Payments	36,142	32,154
Trade Date Investments, at period end	—	51,274

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2009, and 2008 is Unaudited

Note 1 — Summary of Significant Accounting Policies and Basis of Presentation

The significant accounting policies and the financial condition and results of operations for the Federal Home Loan Bank of Indianapolis (the “Bank”) as of December 31, 2008, are contained in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 on March 16, 2009 (“2008 Form 10-K”). The accompanying unaudited financial statements as of and for the three and nine months ended September 30, 2009, should be read in conjunction with the 2008 Form 10-K. In our opinion, the accompanying financial statements contain all adjustments necessary (consisting of only normal recurring adjustments) for a fair statement of the results of operations and financial condition for the interim periods ended September 30, 2009, and conform with accounting principles generally accepted in the United States of America (“GAAP”) as they apply to interim financial statements. The results of operations for the three and nine months ended September 30, 2009, are not necessarily indicative of the results to be expected for any subsequent period or entire year. We have reclassified certain amounts from the prior periods to conform to the 2009 presentation. These reclassifications had no effect on net income or capital.

We have evaluated events and transactions through the time of filing our third quarter 2009 Form 10-Q with the SEC on November 12, 2009, and did not identify any items that would require recognition or disclosure in this report on Form 10-Q.

The preparation of financial statements requires us to make assumptions and estimates. These assumptions and estimates affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates.

We have included descriptions of significant accounting policies in Note 1 to the Financial Statements included in our 2008 Form 10-K. There have been no significant changes to these policies as of September 30, 2009, except for our adoption of the Financial Accounting Standards Board Staff (“FASB”) guidance on the Recognition and Presentation of Other-Than-Temporary Impairments as described in Note 2 and Note 5.

On July 1, 2009, the FASB launched the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification is not intended to change current GAAP; rather, its intent is to organize all accounting literature by topic in one place in order to enable users to quickly identify appropriate GAAP. The Codification modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. Rules and interpretive releases of the SEC will continue to be sources of authoritative GAAP for SEC registrants. Following the establishment of the Codification, the FASB will not issue new standards in the form of Statements, FSPs or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right. Rather, Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance, and provide the basis of conclusions regarding the changes to the Codification. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the Codification on July 1, 2009. As the Codification is not intended to change or alter previous GAAP, its adoption did not have any impact on our results of operations or financial condition. Because the Codification is now the single source of non-SEC authoritative GAAP, these Notes generally do not refer to the Codification.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2009, and 2008 is Unaudited

Note 2 – Recently Issued and Adopted Accounting Standards and Interpretations

Enhanced Disclosures about Derivative Instruments and Hedging Activities. On March 19, 2008, the FASB issued guidance that is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This guidance became effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (January 1, 2009, for us), with earlier adoption allowed. Our adoption resulted in increased financial statement disclosures (see Note 8), but did not have a material effect on our financial condition, results of operations or cash flows.

Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement. On September 24, 2008, the FASB issued guidance on Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement. The objective of this guidance is to determine the issuer’s unit of accounting for a liability that is issued with an inseparable Third-Party Credit Enhancement when it is recognized or disclosed at fair value on a recurring basis. This guidance is applied prospectively and is effective in the first reporting period beginning on or after December 15, 2008 (January 1, 2009, for us). Our adoption of this guidance did not have a material effect on our financial condition, results of operations or cash flows.

Effective Date of the Fair Value Measurements and Disclosures Topic. On February 12, 2008, the FASB issued guidance on the Effective Date of the Fair Value Measurements and Disclosures Topic of the FASB Codification (“Fair Value Measurements Topic”), which delayed the effective date of this Topic until January 1, 2009, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The requirements of the Fair Value Measurement Topic apply to non-financial assets and non-financial liabilities addressed by this guidance for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We adopted this guidance on January 1, 2009. Its adoption did not have a material effect on our financial condition, results of operations or cash flows.

Disclosures about Credit Derivatives and Certain Guarantees: An Amendment to the Derivatives and Hedging Topic and the Guarantees Topic. On September 12, 2008, the FASB issued guidance on Disclosures about Credit Derivatives and Certain Guarantees as an amendment to the Derivatives and Hedging Topic and the Guarantees Topic of the FASB Codification to improve disclosures about credit derivatives and guarantees and clarify the effective date of the guidance on enhanced disclosures about derivative instruments and hedging activities. This guidance also amends the Derivatives and Hedging Topic to require entities to disclose sufficient information to allow users to assess the potential effect of credit derivatives, including their nature, maximum payment, fair value, and recourse provisions. Additionally, this guidance amends the Guarantees Topic to require a disclosure about the current status of the payment/performance risk of a guarantee, which could be indicated by external credit ratings or categories by which an entity measures risk. While we do not currently enter into credit derivatives, we do have guarantees – our joint and several liability on Consolidated Obligations and letters of credit. The provisions of this guidance that amend the Derivatives and Hedging Topic and the Guarantees Topic are effective for fiscal years and interim periods ending after November 15, 2008 (December 31, 2008, for us). Additionally, this guidance clarifies that the disclosures required by the guidance on enhanced disclosures about derivative instruments and hedging activities should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008 (January 1, 2009, for us). Our adoption of this guidance has resulted in increased financial statement disclosures (see Note 8), but did not have a material effect on our financial condition, results of operations or cash flows.

Recognition and Presentation of Other-Than-Temporary Impairments. On April 9, 2009, the FASB issued guidance amending the other-than-temporary impairment (“OTTI,” which term may also refer to “other-than-temporarily impaired,” as the context indicates) guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. This “OTTI guidance” clarifies the interaction of the factors that should be considered when determining whether a debt security is OTTI and changes the presentation and

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2009, and 2008 is Unaudited

calculation of the OTTI on debt securities recognized in earnings in the financial statements. This guidance does not amend existing recognition and measurement guidance related to OTTI of equity securities. This guidance expands, and increases the frequency of, existing disclosures about OTTI for debt and equity securities and requires new disclosures to help users of financial statements understand the significant inputs used in determining a credit loss, as well as a rollforward of that amount each period.

If the fair value of a debt security is less than its amortized cost basis at the measurement date, an entity is required to assess whether (a) it has the intent to sell the security, or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of these conditions is met, an OTTI on the security must be recognized.

In instances in which a determination is made that a credit loss (the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists but the entity does not intend to sell the debt security, and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (i.e., the amortized cost basis less any current-period credit loss), the OTTI guidance changes the presentation and amount of the OTTI recognized in the Statement of Income. In these instances, the impairment is separated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the total OTTI related to the credit loss is recognized in Other Income (Loss). The amount of the total impairment related to all other factors is recognized in Other Comprehensive Income (“OCI”). The total OTTI is presented in the Statements of Income with an offset for the amount of the total OTTI that is recognized in OCI.

Subsequent non-OTTI-related increases and decreases in the fair value of available-for-sale securities will be included in Accumulated Other Comprehensive Income (Loss).

The OTTI included in Accumulated Other Comprehensive Income (Loss) for debt securities classified as held-to-maturity will be amortized over the remaining life of the debt security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there is additional OTTI recognized).

Previously, in all cases, if an impairment was determined to be other-than-temporary, an impairment loss would be recognized in the Statements of Income in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the Statements of Condition date of the reporting period for which the assessment was made. The new presentation provides additional information about the amounts that the entity does not expect to collect related to a debt security.

We adopted this OTTI guidance as of January 1, 2009. The effect of the adoption is included in Note 5.

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

Upon implementation of this OTTI guidance, the present value of the cash flows expected to be collected is compared to the amortized cost basis of the security to determine if a credit loss exists. For subsequent accounting of OTTI securities, if the present value of cash flows expected to be collected is less than the amortized cost basis (equal to the previous amortized cost basis less the credit portion of any previously recognized OTTI), we would record an additional OTTI and adjust the yield of the security prospectively. There are two acceptable subsequent interest income recognition methods. Under the “favorable change” method, if there is a favorable change in the present value of expected cash flows, the yield is adjusted prospectively. Under the “significant increase” method, if there is no additional impairment, the yield is required to be adjusted only when there is a significant increase in the expected cash flows. Under both subsequent accounting methods, future estimated cash flows should be updated on a regular basis (e.g., quarterly) for impaired securities.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2009, and 2008 is Unaudited

We only acquire securities that are of high credit quality at acquisition, and, thus, these investments are not initially subject to the incremental impairment guidance for certain beneficial interests in securitized financial assets, specifically those that are not of “high credit quality.” Authoritative GAAP does not specifically address whether impairments or credit downgrades subsequent to acquisition require the application of the incremental impairment guidance to a beneficial interest that was not in scope at the time of purchase. Upon application of the OTTI guidance, we applied the significant increase method to recognize interest income on OTTI securities.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly. On April 9, 2009, the FASB issued guidance that clarifies the approach to, and provides additional factors to consider, in estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. The guidance is effective and is to be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for reporting periods ending after March 15, 2009 (March 31, 2009, for us). If an entity elected to early-adopt this guidance, it must also have concurrently adopted the OTTI guidance. We elected to early-adopt this guidance effective January 1, 2009. Its adoption did not have a material effect on our financial condition, results of operations or cash flows.

Interim Disclosures about Fair Value of Financial Instruments. On April 9, 2009, the FASB issued guidance to require disclosures about the fair value of financial instruments, including disclosure of the method(s) and significant assumptions used to estimate the fair value of financial instruments, in interim financial statements as well as in annual financial statements. Previously, these disclosures were required only in annual financial statements. The guidance is effective and applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for reporting periods ending after March 15, 2009 (March 31, 2009, for us). An entity may early-adopt this guidance only if it also concurrently adopted guidance discussed in the previous paragraphs regarding fair value and the OTTI guidance. Our adoption of this guidance on January 1, 2009, resulted in increased interim financial statement disclosures (see Note 13), but did not have a material effect on our financial condition, results of operations or cash flows.

Subsequent Events. On May 28, 2009, the FASB issued guidance establishing general standards of accounting for and disclosure of events that occur after the Statement of Condition date but before financial statements are issued or are available to be issued. This guidance sets forth: (i) the period after the Statement of Condition date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the Statement of Condition date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the Statement of Condition date, including disclosure of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued. This guidance does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transaction. This guidance is effective for interim and annual financial periods ending after June 15, 2009 (June 30, 2009, for us). Our adoption of this guidance resulted in increased interim financial statement disclosures, but did not affect our financial condition, results of operations or cash flows.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2009, and 2008 is Unaudited

Accounting for Transfers of Financial Assets. On June 12, 2009, the FASB issued guidance which is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Key provisions of the guidance include: (i) the removal of the concept of qualifying special purpose entities; (ii) the introduction of the concept of a participating interest, in circumstances in which a portion of a financial asset has been transferred, and (iii) the requirement that to qualify for sale accounting, the transferor must evaluate whether it maintains effective control over transferred financial assets either directly or indirectly. The guidance also requires enhanced disclosures about transfers of financial assets and a transferor’s continuing involvement. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010, for us), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. We are evaluating the effect of the adoption of this guidance on our financial condition, results of operations and cash flows.

Accounting for the Consolidation of Variable Interest Entities. On June 12, 2009, the FASB issued guidance to improve financial reporting by enterprises involved with variable interest entities (“VIEs”), and to provide more relevant and reliable information to users of financial statements. This guidance amends the manner in which entities evaluate whether consolidation is required for VIEs, and if the qualitative analysis is not determinative, the entity must perform a quantitative analysis. The guidance also requires that an entity continually evaluate VIEs for consolidation, rather than making such an assessment based upon the occurrence of triggering events. Additionally, the guidance requires enhanced disclosures about how an entity’s involvement with a VIE affects its financial statements and its exposure to risks. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010, for us), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. We are evaluating the effect of the adoption of this guidance on our financial condition, results of operations and cash flows.

Fair Value Measurements and Disclosures — Measuring Liabilities at Fair Value. On August 28, 2009, the FASB issued amended guidance for the fair value measurement of liabilities. The update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1) a valuation technique that uses either: (a) the quoted price of the identical liability when traded as an asset, or (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (2) another valuation technique that is consistent with the principles of this topic. This guidance is effective for interim and annual periods beginning after issuance (October 1, 2009, for us). We do not believe that the adoption of this guidance will have a material effect on our financial condition, results of operations and cash flows.

Codification of Accounting Standards. On July 1, 2009, the FASB launched its Codification as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. See Note 1 for detailed information on the Codification.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2009, and 2008 is Unaudited

Note 3 — Available-for-Sale Securities

Major Security Types. Available-for-Sale Securities (“AFS”) include AAA-rated agency debentures issued or guaranteed by Government Sponsored Enterprises (“GSEs”) purchased from non-member counterparties. These GSEs include the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Federal National Mortgage Association (“Fannie Mae”) and were as follows as of September 30, 2009, and December 31, 2008 ($ amounts in thousands):

September 30, 2009	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses	Estimated Fair Value
GSEs	$1,675,230	$118,873	$—	$1,794,103

Total	$1,675,230	$118,873	$—	$1,794,103

December 31, 2008	Amortized Cost	Gross Unrealized Gains (2)	Gross Unrealized Losses	Estimated Fair Value
GSEs	$1,681,947	$160,430	$—	$1,842,377

Total	$1,681,947	$160,430	$—	$1,842,377

(1)	Includes unrealized losses on AFS of $12,274 thousand and a derivative and hedging gain of $131,147 thousand at September 30, 2009.

(2)	Includes unrealized losses on AFS of $66,766 thousand and a derivative and hedging gain of $227,196 thousand at September 30, 2009.

Redemption Terms. The amortized cost and estimated fair value of AFS by contractual maturity at September 30, 2009, and December 31, 2008, were as follows ($ amounts in thousands):

	September 30, 2009		December 31, 2008
Year of Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	1,675,230	1,794,103	1,681,947	1,842,377
Due after ten years	—	—	—	—

Total	$1,675,230	$1,794,103	$1,681,947	$1,842,377

Interest Rate Payment Terms. All of the AFS pay a fixed rate of interest ranging from 4.88% to 5.50%.

Realized Gains and Losses. There were no sales of AFS during the nine months ended September 30, 2009, and 2008.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2009, and 2008 is Unaudited

Note 4 — Held-to-Maturity Securities

Major Security Types. Held-to-Maturity Securities (“HTM”) consist primarily of mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”). Our private-label MBS include residential MBS (“RMBS”) and commercial MBS (“CMBS”). Our ABS include both manufactured housing and home equity loans. HTM also include certificates of deposit (“CDs”) and bank notes, state or local housing finance agency obligations, corporate debentures issued by GSEs, and other corporate debentures guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) and backed by the full faith and credit of the United States under the Temporary Liquidity Guarantee Program (“TLGP”). For additional information concerning the TLGP, please refer to our 2008 Form 10-K and our Quarterly Report on Form 10-Q for the three months ended March 31, 2009. Our HTM purchased from non-member counterparties and members as of September 30, 2009, and December 31, 2008, were as follows ($ amounts in thousands):

September 30, 2009	Amortized Cost (2)	OTTI Recognized in Accumulated OCI	Carrying Value (3)	Gross Unrecognized Holding Gains (4)	Gross Unrecognized Holding Losses (4)	Estimated Fair Value
Non-MBS and ABS:
GSE debentures	$126,090	$—	$126,090	$288	$—	$126,378
State or local housing finance agency obligations	260	—	260	4	—	264
Other (1)	1,971,477	—	1,971,477	8,558	—	1,980,035

Total Non-MBS and ABS	2,097,827	—	2,097,827	8,850	—	2,106,677

MBS and ABS:
U.S. agency obligations – guaranteed	194,927	—	194,927	47	(534)	194,440
GSEs	2,158,041	—	2,158,041	66,664	(341)	2,224,364
Private-label RMBS	3,042,773	(192,818)	2,849,955	34,427	(301,858)	2,582,524
Private-label CMBS	37,385	—	37,385	—	(31)	37,354
Private-label ABS	25,477	—	25,477	—	(9,063)	16,414

Total MBS and ABS	5,458,603	(192,818)	5,265,785	101,138	(311,827)	5,055,096

Total	$7,556,430	$(192,818)	$7,363,612	$109,988	$(311,827)	$7,161,773

December 31, 2008	Amortized Cost (2)	Gross Unrealized Gains (4)	Gross Unrealized Losses (4)	Estimated Fair Value
Non-MBS and ABS:
GSE debentures	$—	$—	$—	$—
State or local housing finance agency obligations	885	7	—	892
Other (1)	—	—	—	—

Total Non-MBS and ABS	885	7	—	892

MBS and ABS:
U.S. agency obligations – guaranteed	11,285	23	(10)	11,298
GSEs	2,147,433	17,165	(2,242)	2,162,356
Private-label RMBS	4,439,637	10	(750,361)	3,689,286
Private-label CMBS	64,772	—	(447)	64,325
Private-label ABS	28,189	—	(9,151)	19,038

Total MBS and ABS	6,691,316	17,198	(762,211)	5,946,303

Total	$6,692,201	$17,205	$(762,211)	$5,947,195

(1)	Includes corporate debentures guaranteed by the FDIC and backed by the full faith and credit of the United States under the TLGP.

(2)	Amortized cost of HTM includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and/or previous OTTIs recognized in earnings. At December 31, 2008, carrying value equaled amortized cost.

(3)	In accordance with the new OTTI guidance, carrying value of HTM represents amortized cost after adjustment for non-credit related impairment recognized in Accumulated Other Comprehensive Income (Loss).

(4)	Under the new guidance, Gross Unrecognized Holding Gains (Losses) represent the difference between Estimated Fair Value and Carrying Value. Under the previous guidance, Gross Unrealized Gains (Losses) represent the difference between Estimated Fair Value and Amortized Cost.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2009, and 2008 is Unaudited

The following tables summarize the HTM with unrealized losses, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2009, and December 31, 2008. The unrealized losses include OTTI recognized in Accumulated Other Comprehensive Income (Loss), gross unrecognized holding losses, and any gross unrecognized holding gains on OTTI securities at September 30, 2009 ($ amounts in thousands):

	Less than 12 months		12 months or more		Total
September 30, 2009	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
MBS and ABS:
U.S. agency obligations – guaranteed	$92,210	$(534)	$—	$—	$92,210	$(534)
GSEs	194,166	(341)	—	—	194,166	(341)
Private-label:
OTTI private-label MBS (1)	—	—	520,034	(158,391)	520,034	(158,391)
Temporarily impaired private-label MBS	340	(39)	2,115,918	(310,913)	2,116,258	(310,952)

Total Private-label:	340	(39)	2,635,952	(469,304)	2,636,292	(469,343)

Total MBS and ABS:	286,716	(914)	2,635,952	(469,304)	2,922,668	(470,218)

Total Impaired:	$286,716	$(914)	$2,635,952	$(469,304)	$2,922,668	$(470,218)

	Less than 12 months		12 months or more		Total
December 31, 2008	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
MBS and ABS:
U.S. agency obligations – guaranteed	$1,343	$(10)	$—	$—	$1,343	$(10)
GSEs	284,998	(656)	299,261	(1,586)	584,259	(2,242)
Private-label:
OTTI private-label MBS (1)	—	—	—	—	—	—
Temporarily impaired private-label MBS	2,711,317	(553,624)	1,060,728	(206,335)	3,772,045	(759,959)

Total Private-label:	2,711,317	(553,624)	1,060,728	(206,335)	3,772,045	(759,959)

Total MBS and ABS:	2,997,658	(554,290)	1,359,989	(207,921)	4,357,647	(762,211)

Total Impaired:	$2,997,658	$(554,290)	$1,359,989	$(207,921)	$4,357,647	$(762,211)

(1)	Includes RMBS.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2009, and 2008 is Unaudited

Redemption Terms. The amortized cost, carrying value, and estimated fair value of HTM by contractual maturity at September 30, 2009, and December 31, 2008, are shown below ($ amounts in thousands). However, expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	September 30, 2009			December 31, 2008
Year of Maturity	Amortized Cost	Carrying Value	Estimated Fair Value	Amortized Cost (1)	Estimated Fair Value
Non-MBS and ABS:
Due in one year or less	$—	$—	$—	$—	$—
Due after one year through five years	2,097,567	2,097,567	2,106,413	—	—
Due after five years through ten years	—	—	—	—	—
Due after 10 years	260	260	264	885	892
MBS and ABS	5,458,603	5,265,785	5,055,096	6,691,316	5,946,303

Total	$7,556,430	$7,363,612	$7,161,773	$6,692,201	$5,947,195

(1)	At December 31, 2008, carrying value equaled amortized cost.

The amortized cost of our non-MBS and ABS classified as HTM includes net premiums of $4,667,000 and $0 at September 30, 2009, and December 31, 2008, respectively. At September 30, 2009, the amortized cost of our MBS and ABS classified as HTM includes net purchased discounts of $12,866,000, credit losses of $44,905,000, related accretion of credit losses of $680,000, and net discounts reclassified into credit losses of $2,584,000. At December 31, 2008, the amortized cost of our MBS and ABS classified as HTM includes net discounts of $19,549,000, which only consists of net purchased discounts.

Interest Rate Payment Terms. The following table details interest rate payment terms for investment securities classified as HTM at September 30, 2009, and December 31, 2008, at amortized cost ($ amounts in thousands):

	September 30, 2009	December 31, 2008
GSE debentures
Fixed-rate	$26,090	$—
Variable-rate	100,000	—
State or local housing finance agency obligations
Fixed-rate	260	885
Other (1)
Variable-rate	1,971,477	—
MBS and ABS
Pass-through securities
Fixed-rate	66,051	—
Variable-rate (2)	684,544	119,820
Collateralized mortgage obligations
Fixed-rate	3,653,362	4,962,459
Variable-rate (3)	1,054,646	1,609,037

Total	$7,556,430	$6,692,201

(1)	Includes corporate debentures guaranteed by the FDIC and backed by the full faith and credit of the United States under the TLGP.

(2)	Includes Hybrid Adjustable Rate Mortgage securities of $450,014 thousand and $119,820 thousand at September 30, 2009, and December 31, 2008, respectively.

(3)	Includes Hybrid Adjustable Rate Mortgage securities of $1,050,682 thousand and $1,604,428 thousand at September 30, 2009, and December 31, 2008, respectively.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2009, and 2008 is Unaudited

Note 5 — Other-Than-Temporary Impairment Analysis

We evaluate our individual AFS and HTM securities that are in an unrealized loss position for OTTI on at least a quarterly basis. As part of this process, we consider whether we intend to sell each debt security and whether it is more likely than not that we will be required to sell the security before its anticipated recovery, which may be to maturity. If either of these conditions is met, we recognize an OTTI charge to earnings equal to the entire difference between the security’s amortized cost basis and its estimated fair value at the Statement of Condition date. For securities in an unrealized loss position that meet neither of these conditions, we perform an analysis to determine if any of these securities are OTTI.

As of September 30, 2009, we had no AFS in an unrealized loss position, after derivative and hedging adjustments.

Beginning with the third quarter of 2009, the process was changed by the Federal Home Loan Bank (each, an “FHLB” and, collectively, “FHLBs”) OTTI Governance Committee (“FHLB OTTI Governance Committee”) to select 100% of our private-label MBS portfolio for OTTI cash flow analysis using the FHLBs’ common platform and agreed-upon assumptions instead of screening for at-risk securities. The FHLB OTTI Governance Committee was formed in the second quarter of 2009 and has responsibility for reviewing and approving the key modeling assumptions, inputs and methodologies to be used by the FHLBs to generate cash flow projections used in analyzing credit losses and determining OTTI for private-label MBS.

For the period ending September 30, 2009, to support consistency among the 12 FHLBs, we have performed our OTTI analysis primarily using key modeling assumptions approved by the FHLB OTTI Governance Committee for the majority of our private-label securities. We performed a cash flow analysis on 78 of our RMBS, representing an unpaid principal balance of $3,092,813,000. We have contracted with the FHLB of Chicago to perform cash flow analyses for our subprime private-label MBS. For the period ended September 30, 2009, the FHLB of Chicago provided cash flow projections for two of our securities, representing an unpaid principal balance of $3,843,000. We have contracted with the FHLB of San Francisco to perform cash flow analysis for one security held in common with another FHLB. For the period ended September 30, 2009, the FHLB of San Francisco provided cash flow projections for one security, representing an unpaid principal balance of $7,409,000.

Certain private-label MBS backed by commercial real estate loans, manufactured housing loans, and other securities unable to be cash flow tested were outside the scope of the FHLB OTTI Governance Committee, as shown below.

•

Two securities, representing an unpaid principal balance of $21,953,000 as of September 30, 2009, were outside the scope of the FHLB OTTI Governance Committee and were analyzed for OTTI by our Bank through alternative procedures.

•

We hold one private-label CMBS with an unpaid principal balance of $37,378,000. Based upon our assessment of the creditworthiness of the issuer of our CMBS, the credit ratings assigned by the Nationally Recognized Statistical Rating Organizations (“NRSROs”), the performance of the underlying loans, and the credit support provided by the subordinate securities, we expect that our CMBS would not be settled at an amount less than the amortized cost basis in this investment. Furthermore, the decline in market value of this security is not attributable to credit quality, and we neither intend to sell the investment nor is it more likely than not that we will be required to sell the investment before recovery of the amortized cost basis. As a result, we do not consider this investment to be OTTI at September 30, 2009.

We are responsible for making our own determination of impairment and the reasonableness of assumptions, inputs, and methodologies used. We are also responsible for performing the required present value calculations using appropriate historical cost bases and yields.

Our evaluation includes estimating projected cash flows that we are likely to collect based on an assessment of all available information about each individual security, the structure of the security and certain assumptions as determined by the FHLB OTTI Governance Committee, such as the remaining payment terms of the security, prepayment speeds, default rates, loss severity on the collateral supporting

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2009, and 2008 is Unaudited

our security based on underlying loan-level borrower and loan characteristics, expected housing price changes, and interest-rate assumptions, to determine whether we will recover the entire amortized cost basis of the security. In performing a detailed cash flow analysis, we identify the best estimate of the cash flows expected to be collected. If this estimate results in a present value of expected cash flows (discounted at the security’s effective yield) that is less than the amortized cost basis of a security (that is, a credit loss exists), an OTTI is considered to have occurred.

To assess whether the entire amortized cost bases of our private-label RMBS securities will be recovered, we performed a cash flow analysis using two third-party models.

The first third-party model considers borrower characteristics and the particular attributes of the loans underlying our securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first third-party model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSA”), which are based on an assessment of the relevant housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. Our housing price forecast assumed CBSA level current-to-trough home price declines ranging from 0% to 20% over the next 9 to 15 months. Thereafter, home prices are projected to remain flat in the first six months, increase 0.5% in the next six months, 3% in the second year and 4% in each subsequent year.

The month-by-month projections of future loan performance derived from the first third-party model, which reflect projected prepayments, defaults and loss severities, are then input into a second third-party model that allocates the projected loan-level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results of these third-party models can vary significantly with changes in assumptions and expectations. The scenario of cash flows, determined based on the model approach described above, reflects a scenario as supplied by the FHLB OTTI Governance Committee and includes a base case current-to-trough housing price forecast and a base case housing price recovery path described in the prior paragraph.

Based on our analyses and reviews, we determined that twelve of our private-label MBS were considered OTTI at September 30, 2009, because we determined it was likely that we would not recover the entire amortized cost basis of each of these securities. Six of these twelve had been identified as OTTI in the first or second quarter of 2009. Because of continued credit deterioration, an additional impairment related to credit loss and all other factors (non-credit losses) was recorded for these six securities in the third quarter of 2009. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities before our anticipated recovery of each security’s remaining amortized cost basis. We recognized OTTI charges of $24,311,000 and $44,905,000, respectively, during the three and nine months ended September 30, 2009, related to the credit losses on MBS instruments, which is reported in the Other Income (Loss) section of the Statement of Income as “Net Other-Than-Temporary Impairment Losses Recognized on Held-to-Maturity Securities.” We recognized an impairment of $48,639,000 and $210,898,000, respectively, related to all other factors, which is reflected as an offset to the total OTTI charges in the Other Income (Loss) section of the Statement of Income.

The OTTI recognized in Accumulated Other Comprehensive Income (“AOCI”) on the Statement of Condition related to HTM securities is a loss of $192,818,000 at September 30, 2009. Accretion of non-credit OTTI of $9,835,000 and $18,080,000, respectively, was recorded for the three and nine months ended September 30, 2009. The accretion increases the carrying value of each security and continues until the security is sold or matures, or there is an additional OTTI that is recognized in earnings. Certain OTTI securities at September 30, 2009, had either an unrecognized gain (due to an increase in price since their previous OTTI) or an unrecognized loss that was less than the credit loss amount. As such, the credit loss

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2009, and 2008 is Unaudited

amounts (or a portion of the credit loss up to the unrecognized loss) were reclassified out of non-credit losses in AOCI and into Other Income (Loss). This amount was $16,247,000 for the three and nine months ended September 30, 2009.

For those securities for which an OTTI was determined to have occurred during the third quarter 2009, the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings during the three months ended September 30, 2009 ($ amounts in thousands). For this table, the classification (prime or Alt-A) is based on the third-party model used to estimate the future cash flows for the security, which may not necessarily be the same as the classification by an NRSRO upon issuance.

	# of OTTI HTM	Unpaid Principal Balance	Significant Inputs						Current Credit Enhancement
			Prepayment Rates		Default Rates		Loss Severities
Year of Securitization			Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %
Prime 2007	2	$143,887	14.5	12.5 – 16.1	14.4	14.3 – 14.5	44.8	41.6 – 47.5	3.3	3.3 – 3.4
Prime 2006	2	88,787	12.6	9.3 – 15.4	13.1	12.3 – 14.0	48.9	46.0 – 51.4	4.6	4.6 – 4.7
Alt-A 2007 (1)	5	375,227	10.9	10.4 – 11.7	52.5	41.8 – 61.2	43.1	39.3 – 44.3	9.4	6.1 – 12.9
Alt-A 2005 (1)	3	118,692	10.4	7.4 – 13.3	39.3	27.6 – 42.9	41.0	29.4 – 48.6	7.4	6.1 – 8.3

Total	12	$726,593	11.7	7.4 – 16.1	38.0	12.3 – 61.2	43.8	29.4 – 51.4	7.3	3.3 – 12.9

(1)	Based upon classification at origination, two of the securities are classified as Alt-A and ten securities are classified as prime. The first third-party model used in our OTTI analysis assesses six of our prime securities using the more stringent credit assumptions applied to Alt-A collateral.

The following table displays our securities for which an OTTI was recognized in the third quarter of 2009, ($ amounts in thousands). Securities are classified in the table below based on the classification (prime or Alt-A) by the NRSROs upon issuance.

September 30, 2009	Unpaid Principal Balance	Amortized Cost	Carrying Value	Fair Value
OTTI HTM
Private-label MBS – prime	$650,231	$604,969	$423,289	$457,716
Private-label MBS – Alt-A	76,362	73,456	62,318	62,318

Total OTTI HTM	$726,593	$678,425	$485,607	$520,034

Total HTM MBS	$5,519,638	$5,458,603	$5,265,785	$5,055,096

Total HTM		$7,556,430	$7,363,612	$7,161,773

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2009, and 2008 is Unaudited

The table below displays the credit and non-credit OTTI losses on our securities during the three and nine months ended September 30, 2009 ($ amounts in thousands). Securities are classified in the table below based on the classification by the NRSROs upon issuance.

	For the Three Months Ended September 30, 2009			For the Nine Months Ended September 30, 2009
	Credit Losses	Net Non-credit Losses	Total OTTI Losses	Credit Losses	Net Non-credit Losses	Total OTTI Losses
OTTI HTM
Private-label MBS – prime	$21,837	$47,878	$69,715	$42,398	$198,830	$241,228
Private-label MBS – Alt-A	2,474	761	3,235	2,507	12,068	14,575

Total OTTI HTM	$24,311	$48,639	$72,950	$44,905	$210,898	$255,803

The following table presents a rollforward of the amounts related to credit losses recognized into earnings ($ amounts in thousands).

For the Three Months Ended March 31, 2009, June 30, 2009, and September 30, 2009	Amount
Balance as of January 1, 2009 (1)	$—
Additions:
Credit losses for which OTTI was not previously recognized	18,550
Additional OTTI credit losses for which an OTTI charge was previously recognized	—
Reductions:
Securities sold, matured, paid down or prepaid during the period	—
Securities for which the amount previously recognized in OCI was recognized in earnings because we intend to sell the security or where it is more likely than not we will be required to sell the security before recovery of the amortized cost basis	—
Increases in cash flows expected to be collected, recognized over the remaining life of the securities	—

Balance as of March 31, 2009	$18,550

Additions:
Credit losses for which OTTI was not previously recognized	1,129
Additional OTTI credit losses for which an OTTI charge was previously recognized	915
Reductions:
Securities sold, matured, paid down or prepaid during the period	—
Securities for which the amount previously recognized in OCI was recognized in earnings because we intend to sell the security or where it is more likely than not we will be required to sell the security before recovery of the amortized cost basis	—
Increases in cash flows expected to be collected, recognized over the remaining life of the securities	—

Balance as of June 30, 2009	$20,594

Additions:
Credit losses for which OTTI was not previously recognized	5,848
Additional OTTI credit losses for which an OTTI charge was previously recognized	18,463
Reductions:
Securities sold, matured, paid down or prepaid during the period	—
Securities for which the amount previously recognized in OCI was recognized in earnings because we intend to sell the security or where it is more likely than not we will be required to sell the security before recovery of the amortized cost basis	—
Increases in cash flows expected to be collected, recognized over the remaining life of the securities	—

Balance as of September 30, 2009	$44,905

(1)	We did not recognize a cumulative effect adjustment to the retained earnings balance at January 1, 2009, as we had not previously incurred OTTI charges.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2009, and 2008 is Unaudited

The remainder of our HTM portfolio has experienced unrealized losses and a decrease in estimated fair value due to illiquidity in the marketplace, credit deterioration and interest rate volatility in the U.S. mortgage markets. However, the decline is considered temporary, based on our third quarter OTTI analysis, as we expect to recover the entire amortized cost basis on the remaining HTM in an unrealized loss position and neither intend to sell these securities nor consider it more likely than not that we will be required to sell these securities before our anticipated recovery of the remaining amortized cost basis.

Note 6 — Advances

Redemption Terms. At September 30, 2009, and December 31, 2008, we had loans outstanding (“Advances”), including Affordable Housing Program (“AHP”) Advances, at interest rates ranging from 0.07% to 8.34%, respectively, as summarized below ($ amounts in thousands):

	September 30, 2009		December 31, 2008
Year of Contractual Maturity	Amount	WAIR (1) %	Amount	WAIR (1) %
Overdrawn demand and overnight deposit accounts	$30	2.47	$653	2.50
Due in 1 year or less	5,727,725	3.58	8,990,320	3.06
Due after 1 year through 2 years	3,859,780	4.39	4,796,132	4.63
Due after 2 years through 3 years	3,833,877	4.09	3,114,072	4.34
Due after 3 years through 4 years	2,864,410	3.73	3,945,033	4.22
Due after 4 years through 5 years	754,975	3.40	2,482,446	3.93
Thereafter	6,465,032	2.94	6,646,351	4.04
Index amortizing Advances(2)	—	—	134	7.47

Total par value	23,505,829	3.63	29,975,141	3.89
Unamortized discount on AHP Advances	(169)		(205)
Unamortized discount on Advances	(271)		(354)
Derivatives and hedging adjustments	920,679		1,267,356
Other adjustments (3)	5,864		7,066

Total	$24,431,932		$31,249,004

(1)	Weighted Average Interest Rate

(2)	Index amortizing Advances require repayment according to amortization schedules linked to the level of various indices.

(3)	Other adjustments include deferred prepayment fees included in a new Advance.

We offer Advances that may be prepaid on option dates (call dates) without incurring prepayment or termination fees (callable Advances). Other fixed-rate Advances may only be prepaid by paying a prepayment fee that makes us financially indifferent to the prepayment of the Advance. At September 30, 2009, and December 31, 2008, we had callable Advances of $3,428,177,000 and $4,433,186,000, respectively.

The following table summarizes Advances at September 30, 2009, and December 31, 2008, by the earlier of the year of contractual maturity or next call date ($ amounts in thousands):

Year of Contractual Maturity or Next Call Date	September 30, 2009	December 31, 2008
Overdrawn demand and overnight deposit accounts	$30	$653
Due in 1 year or less	7,166,813	10,229,847
Due after 1 year through 2 years	3,749,142	5,283,994
Due after 2 years through 3 years	4,408,877	2,824,978
Due after 3 years through 4 years	3,158,310	4,849,033
Due after 4 years through 5 years	727,975	2,413,396
Thereafter	4,294,682	4,373,106
Index amortizing Advances	—	134

Total par value	$23,505,829	$29,975,141

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2009, and 2008 is Unaudited

We also offer putable Advances, which include an option(s) sold by the member that allows us to terminate the fixed-rate Advance prior to maturity. We normally would exercise this option when interest rates increase. Upon exercise of our option, the member must repay the putable Advance or convert it to an adjustable-rate instrument under the terms established at the time of the original issuance. Interest is generally due on a monthly basis. At September 30, 2009, and December 31, 2008, we had putable Advances outstanding totaling $5,452,000,000 and $5,597,000,000, respectively.

The following table summarizes Advances at September 30, 2009, and December 31, 2008, by the earlier of the year of contractual maturity or next put date ($ amounts in thousands):

Year of Contractual Maturity or Next Put Date	September 30, 2009	December 31, 2008
Overdrawn demand and overnight deposit accounts	$30	$653
Due in 1 year or less	9,696,475	13,964,820
Due after 1 year through 2 years	3,229,480	3,918,782
Due after 2 years through 3 years	1,713,677	2,918,122
Due after 3 years through 4 years	2,233,160	1,445,833
Due after 4 years through 5 years	690,975	1,759,446
Thereafter	5,942,032	5,967,351
Index amortizing Advances	—	134

Total par value	$23,505,829	$29,975,141

Interest Rate Payment Terms. The following table details interest rate payment terms for Advances at September 30, 2009, and December 31, 2008 ($ amounts in thousands):

Type of Advance	September 30, 2009	December 31, 2008
Fixed-rate	$19,924,658	$25,386,154
Variable-rate	3,581,171	4,588,987

Total par value	$23,505,829	$29,975,141

Advance Concentrations. The following table presents borrowers holding 10% or more of our total par value of Advances as of either September 30, 2009, or December 31, 2008 ($ amounts in thousands):

	September 30, 2009		December 31, 2008
Borrower	Advances Outstanding	Percent of Total	Advances Outstanding	Percent of Total
Flagstar Bank, FSB	$4,800,000	20.4%	$5,200,000	17.3%
Bank of America, N.A.	1,450,000	6.2%	5,000,165	16.7%
Total Advances, par value	$23,505,829	100.0%	$29,975,141	100.0%

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2009, and 2008 is Unaudited

Note 7 — Mortgage Loans Held for Portfolio

The Mortgage Purchase Program (“MPP”) involves purchasing mortgage loans directly from our participating members. Our members originate or acquire certain home mortgage loans that are then sold to us, representing loans held-for-portfolio under the MPP. See Note 15 for detailed information on transactions with related parties. The following table presents information as of September 30, 2009, and December 31, 2008, on Mortgage Loans Held for Portfolio ($ amounts in thousands):

Mortgage Loans Held for Portfolio	September 30, 2009	December 31, 2008
Fixed-rate medium-term (1) mortgages	$1,116,186	$1,268,965
Fixed-rate long-term (2) mortgages	6,378,842	7,494,902

Total Mortgage Loans Held for Portfolio, par value	7,495,028	8,763,867
Unamortized premiums.	37,732	35,944
Unamortized discounts	(34,874)	(30,294)
Derivatives and hedging adjustments	10,483	10,581

Mortgage Loans Held for Portfolio	$7,508,369	$8,780,098

(1)	Medium-term is defined as an original term of 15 years or less.

(2)	Long-term is defined as an original term greater than 15 years.

The following table details the Total Mortgage Loans Held for Portfolio, par value outstanding at September 30, 2009, and December 31, 2008 ($ amounts in thousands):

Total Mortgage Loans Held for Portfolio, par value	September 30, 2009	December 31, 2008
Conventional loans	$6,880,039	$8,063,632
Federal Housing Administration (“FHA”) loans	614,989	700,235

Total Mortgage Loans Held for Portfolio, par value	$7,495,028	$8,763,867

The allowance for credit losses was $0 at September 30, 2009, and December 31, 2008. The provision for credit losses was $0 for each of the three and nine months ended September 30, 2009, and 2008.

For managing the inherent credit risk in the MPP, a portion of the periodic interest payments on the loans, in an amount sufficient to meet the credit enhancement requirement for the loans, is paid into the lender risk account (“LRA”) and used to pay the premium on supplemental mortgage insurance (“SMI”). When a credit loss occurs on an MPP pool, the accumulated LRA for that pool is used to cover the credit loss in excess of homeowners’ equity and primary mortgage insurance. Funds not used are returned to the member (or to the group of members participating in an aggregated MPP pool) over time.

The following table presents changes in the LRA for the nine months ended September 30, 2009, and for the year ended December 31, 2008 ($ amounts in thousands):

Lender Risk Accounts	September 30, 2009	December 31, 2008
Balance of LRA at beginning of period	$21,892	$21,090
Collected through periodic interest payments	4,093	6,034
Disbursed for mortgage loan losses	(1,484)	(1,957)
Returned to members	(1,069)	(3,275)

Balance of LRA at end of period	$23,432	$21,892

Federal Housing Finance Agency (“Finance Agency”) regulations require us to use SMI providers that are rated at least AA- at the time the loans are purchased. The loans purchased are credit-enhanced to achieve an implied rating at an investment grade level based upon an NRSRO model approved by the Finance Agency. If there is evidence of a decline in the credit quality of a mortgage pool, the regulations require us to re-evaluate the covered mortgage pools for deterioration in credit quality and to allocate risk-based capital to cover any potential credit quality issues. During 2008, we used a model to evaluate the entire MPP portfolio due to the downgrades of one of our SMI providers subsequent to the purchase of the loans. This credit quality review was not limited to the downgrades of our SMI providers, but included factors such as home price changes. As of September 30, 2009, we are holding the required amount of risk-based capital allocated to the MPP within required minimum standards.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2009, and 2008 is Unaudited

The following table presents the concentration of SMI insurance on our conventional loans and the related credit ratings of our SMI providers at September 30, 2009:

Mortgage Insurance Companies that Provide SMI	% of portfolio	S&P Credit rating	Moody’s Credit rating	Fitch Credit rating
Mortgage Guaranty Insurance Company (“MGIC”)	81%	BB	BB	BBB
Genworth Residential Mortgage Insurance Corporation of North Carolina (“Genworth”)	19%	BBB	BBB	Not Rated

Total	100%

We have evaluated the impact of the ratings downgrades of MGIC and Genworth during 2008 and 2009 on the credit quality of the related mortgage pools. While we continue to evaluate insurance choices, we are presently conducting all new business with Genworth.

With the deterioration in the mortgage markets, it is difficult for us to meet the Finance Agency regulation’s rating requirement, because no mortgage insurers that currently underwrite SMI are currently rated in the second highest rating category or better by any NRSRO.

On February 11, 2009, we submitted a request for a no-action letter to the Finance Agency concerning this rating requirement, and on August 6, 2009, the Director of the Finance Agency granted a temporary waiver of the requirement, subject to certain conditions. For existing MPP business, we must, by April 8, 2010, submit to the Finance Agency a written analysis of credit enhancement alternatives that do not rely on SMI for existing pools of loans that presently rely upon SMI for credit enhancement.

With regard to new MPP business, we must, by December 8, 2009, submit to the Finance Agency a written notice seeking regulatory approval for alternative Acquired Member Assets or mortgage programs that do not rely on SMI as part of the credit enhancement structure (to the extent we do not already offer such products or programs), if we plan to execute new master commitments after the expiration of the waiver period.

Note 8 — Derivatives and Hedging Activities

Managing Credit Risk of Derivatives.

We are subject to credit risk due to the risk of non-performance by counterparties to the derivative agreements. The degree of counterparty risk depends in part on the extent to which master netting arrangements are included in such contracts to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in our policies and FHLB regulations. Based on credit analyses and collateral requirements, our management does not anticipate any credit losses on derivative agreements.

The contractual or notional amount of derivatives reflects our involvement in the various classes of financial instruments. The notional amount of derivatives does not measure our credit risk exposure, and our maximum credit exposure is substantially less than the notional amount. On derivatives, we require credit support agreements that establish collateral delivery thresholds. Our credit risk is defined as the estimated cost of replacing interest rate swaps, forward agreements, mandatory delivery contracts for mortgage loans, or purchased caps and floors that have a net positive market value, assuming the counterparty defaults, and the related collateral, if any, is of no value. Our credit risk will change as market conditions change.

At September 30, 2009, and December 31, 2008, our credit risk, as defined above, was approximately $1,399,000 and $735,000, respectively. At September 30, 2009, and December 31, 2008, these totals include $694,000 and $4,000, respectively, of net accrued interest receivable. In determining our credit risk, we consider accrued interest receivables and payables, and the legal right to offset assets and liabilities by counterparty. We held cash, including accrued interest, totaling $13,480,000 and $0 as collateral as of September 30, 2009, and December 31, 2008, respectively. The collateral we hold has not been sold or repledged.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2009, and 2008 is Unaudited

We have credit support agreements that contain provisions requiring us to post additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating were lowered by an NRSRO, we would be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments subject to credit support agreements containing credit-risk-related contingent features that were in a net liability position (before cash collateral and accrued interest on cash collateral) at September 30, 2009, was $983,612,000 for which we have posted collateral, including accrued interest, of $155,707,000 in the normal course of business. In addition, we held other derivative instruments in a net liability position of $230,000 that are not subject to credit support agreements containing credit-risk related contingent features. If our credit rating had been lowered from its current rating to the next lower rating, we would have been required to deliver up to an additional $670,713,000 of collateral to our derivatives counterparties at September 30, 2009. However, our credit rating has not changed during the previous 12 months.

We transact most of our derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute Consolidated Obligations. Note 14 discusses assets pledged by us to these counterparties. We are not a derivative dealer and, thus, do not trade derivatives for short-term profit.

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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2009, and 2008 is Unaudited

The following tables summarize the fair value of derivative instruments without the effect of netting arrangements or collateral as of September 30, 2009, and December 31, 2008 ($ amounts in thousands). For purposes of these tables, the derivative values include the fair value of derivatives and related accrued interest.

	September 30, 2009
	Notional Amount of Derivatives	Fair Value of Derivative Assets	Fair Value of Derivative Liabilities
Derivatives Designated as Hedging Instruments
Interest rate swaps	$33,965,775	$233,201	$1,217,197

Total Derivatives in Hedging Relationships	33,965,775	233,201	1,217,197

Derivatives Not Designated as Hedging Instruments
Interest rate swaps	642,706	2,235	557
Interest rate futures/forwards	25,100	—	226
Mortgage delivery commitments	26,013	106	5

Total Derivatives Not Designated as Hedging Instruments	693,819	2,341	788

Total Derivatives Before Netting and Collateral Adjustments	$34,659,594	235,542	1,217,985

Netting adjustments		(220,663)	(220,663)
Cash collateral and related accrued interest		(13,480)	(155,706)

Total Collateral and Netting Adjustments (1)		(234,143)	(376,369)

Derivative Assets and Derivative Liabilities as Reported on the Statements of Condition		$1,399	$841,616

(1)

Amounts represent the effect of legally enforceable master netting agreements that allow us to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2009, and 2008 is Unaudited

	December 31, 2008
	Notional Amount of Derivatives	Fair Value of Derivative Assets	Fair Value of Derivative Liabilities
Derivatives Designated as Hedging Instruments
Interest rate swaps	$33,310,355	$225,180	$1,595,696

Total Derivatives in Hedging Relationships	33,310,355	225,180	1,595,696

Derivatives Not Designated as Hedging Instruments
Interest rate swaps	3,392,040	15,116	1,034
Interest rate futures/forwards	77,600	—	716
Mortgage delivery commitments	76,173	661	13

Total Derivatives Not Designated as Hedging Instruments	3,545,813	15,777	1,763

Total Derivatives Before Netting and Collateral Adjustments	$36,856,168	240,957	1,597,459

Netting adjustments		(240,222)	(240,222)
Cash collateral and related accrued interest		—	(296,978)

Total Collateral and Netting Adjustments (1)		(240,222)	(537,200)

Derivative Assets and Derivative Liabilities as Reported on the Statements of Condition		$735	$1,060,259

(1)

Amounts represent the effect of legally enforceable master netting agreements that allow us to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2009, and 2008 is Unaudited

The following table presents the components of Net Gains (Losses) on Derivatives and Hedging Activities for the three and nine months ended September 30, 2009, and 2008 ($ amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Derivatives and Hedged Items in Fair Value Hedging Relationships
Interest rate swaps	$(2,362)	$9,529	$(3,899)	$11,260

Total Net Gain (Loss) Related to Fair Value Hedge Ineffectiveness	(2,362)	9,529	(3,899)	11,260

Derivatives Not Designated as Hedging Instruments
Economic hedges
Interest rate swaps	684	(2,833)	6,319	(1,467)
Interest rate swaptions	—	—	—	(60)
Interest rate futures/forwards	(717)	(155)	(74)	597
Mortgage delivery commitments	157	(442)	(1,959)	(2,190)

Total Net Gain (Loss) Related to Derivatives Not Designated as Hedging Instruments	124	(3,430)	4,286	(3,120)

Net Gains (Losses) on Derivatives and Hedging Activities	$(2,238)	$6,099	$387	$8,140

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on our Net Interest Income for the three and nine months ended September 30, 2009, and 2008 ($ amounts in thousands).

For the Three Months Ended September 30, 2009
Hedged Item Type	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$(58,692)	$55,031	$(3,661)	$(151,757)
Consolidated Obligation Bonds	77,132	(75,202)	1,930	48,571
AFS	(35,293)	34,662	(631)	(15,572)

Total	$(16,853)	$14,491	$(2,362)	$(118,758)

For the Three Months Ended September 30, 2008

Hedged Item Type	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$(86,558)	$74,836	$(11,722)	$(75,327)
Consolidated Obligation Bonds	(6,369)	30,373	24,004	36,326
AFS	(21,346)	18,593	(2,753)	(6,523)

Total	$(114,273)	$123,802	$9,529	$(45,524)

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2009, and 2008 is Unaudited

For the Nine Months Ended September 30, 2009
Hedged Item Type	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$184,425	$(203,870)	$(19,445)	$(407,563)
Consolidated Obligation Bonds	(5,503)	23,869	18,366	122,476
AFS	93,229	(96,049)	(2,820)	(40,061)

Total	$272,151	$(276,050)	$(3,899)	$(325,148)

For the Nine Months Ended September 30, 2008

Hedged Item Type	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$(77,167)	$65,286	$(11,881)	$(154,973)
Consolidated Obligation Bonds	(33,158)	58,649	25,491	89,101
AFS	4,467	(6,817)	(2,350)	(9,133)

Total	$(105,858)	$117,118	$11,260	$(75,005)

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2009, and 2008 is Unaudited

Note 9 — Deposits

The following table details the average interest rates paid on average Interest-Bearing Deposits during the three and nine months ended September 30, 2009, and 2008.

	2009	2008
Three months ended September 30	0.07%	1.73%
Nine months ended September 30	0.09%	2.16%

The following table details Deposits as of September 30, 2009, and December 31, 2008 ($ amounts in thousands):

	September 30, 2009	December 31, 2008
Interest-Bearing:
Demand and overnight	$804,918	$572,819
Term/time and other deposits	29,346	46,522

Total Interest-Bearing Deposits	834,264	619,341

Non-Interest-Bearing:
Pass-through deposit reserves	4,963	2,150

Total Non-Interest-Bearing Deposits	4,963	2,150

Total Deposits	$839,227	$621,491

The aggregate amount of time deposits with a denomination of $100,000 or more was $29,324,000 and $46,500,000 as of September 30, 2009, and December 31, 2008, respectively.

Note 10 — Consolidated Obligations

Redemption Terms. The following is a summary of our participation in Consolidated Obligation Bonds (“CO Bonds”) outstanding at September 30, 2009, and December 31, 2008, by year of contractual maturity ($ amounts in thousands):

	September 30, 2009		December 31, 2008
Year of Contractual Maturity	Amount	WAIR %	Amount	WAIR %
Due in 1 year or less	$15,802,450	1.48	$9,025,800	3.13
Due after 1 year through 2 years	4,733,150	2.15	3,865,550	3.92
Due after 2 years through 3 years	2,758,700	2.88	3,492,650	3.82
Due after 3 years through 4 years	1,363,000	3.67	2,202,550	4.50
Due after 4 years through 5 years	1,713,500	3.38	2,465,750	4.19
Thereafter	6,737,600	4.71	7,449,100	5.12

Total par value	$33,108,400	2.54	$28,501,400	4.04
Unamortized bond premiums	31,507		35,183
Unamortized bond discounts	(25,317)		(28,960)
Derivatives and hedging adjustments	165,747		189,390

Total	$33,280,337		$28,697,013

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2009, and 2008 is Unaudited

Interest Rate Payment Terms. The following table details CO Bonds by interest rate payment type at September 30, 2009, and December 31, 2008 ($ amounts in thousands):

Par value of CO Bonds	September 30, 2009	December 31, 2008
Fixed-rate	$28,447,400	$27,746,400
Step-up	1,520,000	730,000
Simple variable-rate	2,916,000	—
Variable that converts to fixed	225,000	25,000

Total par value	$33,108,400	$28,501,400

Our outstanding CO Bonds at September 30, 2009, and December 31, 2008, include ($ amounts in thousands):

Par value of CO Bonds	September 30, 2009	December 31, 2008
Non-callable or non-putable	$24,554,400	$16,864,400
Callable	8,554,000	11,637,000

Total par value	$33,108,400	$28,501,400

The following table summarizes CO Bonds outstanding at September 30, 2009, and December 31, 2008, by year of contractual maturity or next call date ($ amounts in thousands):

Year of Contractual Maturity or Next Call Date	September 30, 2009	December 31, 2008
Due in 1 year or less	$23,980,450	$19,315,800
Due after 1 year through 2 years	3,831,150	3,621,550
Due after 2 years through 3 years	1,416,700	1,382,650
Due after 3 years through 4 years	796,000	832,550
Due after 4 years through 5 years	483,500	684,750
Thereafter	2,600,600	2,664,100

Total par value	$33,108,400	$28,501,400

Discount Notes. Our participation in Discount Notes at September 30, 2009, and December 31, 2008, all of which are due within one year, was as follows ($ amounts in thousands):

	September 30, 2009	December 31, 2008
Book Value	$10,686,804	$23,465,645
Par Value	10,689,938	23,520,520
Weighted Average Interest Rate	0.19%	1.40%

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2009, and 2008 is Unaudited

Note 11 — Capital

Capital Requirements.

We are subject to three capital requirements under our Capital Plan and Finance Agency regulations. First, we must maintain at all times “permanent capital,” defined as Retained Earnings and Class B Stock (including Mandatorily Redeemable Capital Stock (“MRCS”)), in an amount at least equal to our risk-based capital requirements, which is the sum of our credit risk capital requirement, our market risk capital requirement, and our operations risk capital requirement, calculated in accordance with the rules and regulations of the Finance Agency. Only permanent capital satisfies the risk-based capital requirement. Second, we are required to maintain at all times at least a 4% regulatory permanent capital-to-asset ratio, calculated by dividing permanent capital by Total Assets. Third, we must maintain at least a 5% leverage ratio, defined as the sum of permanent capital weighted 1.5 times, and non-permanent capital weighted 1.0 times, divided by Total Assets. Non-permanent capital includes all other components of Total Capital. As shown in the following table, we were in compliance with the Finance Agency’s capital requirements at September 30, 2009, and December 31, 2008 ($ amounts in thousands):

	September 30, 2009		December 31, 2008
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$1,011,568	$2,811,390	$1,482,476	$2,701,217
Regulatory permanent capital-to-asset ratio	4.00%	5.79%	4.00%	4.75%
Regulatory permanent capital	$1,942,131	$2,811,390	$2,274,399	$2,701,217
Leverage ratio	5.00%	8.69%	5.00%	7.13%
Leverage capital	$2,427,664	$4,217,084	$2,842,999	$4,051,826

Mandatorily Redeemable Capital Stock.

The following table provides the number of former members and the related dollar amounts for activities recorded in MRCS during the nine months ended September 30, 2009 ($ amounts in thousands):

	Number of Former Members	Amount
Beginning of period	22	$539,111
Due to mergers and acquisitions (1)	5	66,334
Due to withdrawals	—	—
Redemptions/repurchases during the period	(2)	(3,942)
MRCS Distributions (Accrued dividends)	—	230

End of period	25	$601,733

(1)	Includes three institutions acquired by the FDIC in its capacity as Receiver.

The following table shows the amount of excess and other stock subject to a non-contractual redemption request by year of redemption at September 30, 2009, and December 31, 2008 ($ amounts in thousands):

Year of Redemption – Excess and Other Stock	September 30, 2009	December 31, 2008
Due in 1 year or less	$—	$5,128
Due after 1 year through 2 years	24,375	—
Due after 2 years through 3 years	5,450	29,826
Due after 3 years through 4 years	2,750	4,900
Due after 4 years through 5 years	213,854	—

Total	$246,429	$39,854

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2009, and 2008 is Unaudited

The following table shows the amount of MRCS by year of contractual redemption at September 30, 2009, and December 31, 2008 ($ amounts in thousands):

Year of Redemption – MRCS	September 30, 2009	December 31, 2008
Due in 1 year or less	$3,961	$4,352
Due after 1 year through 2 years	93,434	3,883
Due after 2 years through 3 years	58,322	138,923
Due after 3 years through 4 years	45,128	12,272
Due after 4 years through 5 years	400,888	379,681

Total	$601,733	$539,111

Capital Concentrations. The following table presents shareholder holdings of 10% or more of our total par value of capital stock including MRCS outstanding as of September 30, 2009, and December 31, 2008 ($ amounts in thousands):

	September 30, 2009		December 31, 2008
Name	Capital Stock and MRCS Outstanding	Percent of Total	Capital Stock and MRCS Outstanding	Percent of Total
Flagstar Bank, FSB	$373,443	15.1%	$373,443	15.4%
Bank of America, N.A.	334,110	13.5%	334,840	13.8%
Total Capital Stock, including MRCS, at par	2,476,950	100.0%	2,418,486	100.0%

Note 12 — Segment Information

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

The products and services presented reflect the manner in which we evaluate financial information. Traditional includes the effects of premium and discount amortization on products other than the MPP, the impact of net interest settlements related to interest rate exchange agreements, interest income on Advances, investments (including AFS and MBS), and the borrowing costs related to those assets. Traditional also includes the costs related to holding deposit products for members and other miscellaneous borrowings as well as all other miscellaneous income and expense not associated with the MPP. The MPP income is derived primarily from the difference, or spread, between the interest income earned on mortgage loans, including the direct effects of premium and discount amortization, and the borrowing cost related to those loans.

We measure the performance of each segment based upon the net interest spread of the underlying portfolio(s). For this reason, we have presented each segment on a net interest income basis. Direct other income and expense items have been allocated to each segment based upon actual results. The MPP includes the direct earnings effects of derivatives and hedging activities as well as direct salary and other expenses (including an allocation for indirect overhead) associated with operating the MPP and volume-driven costs associated with master servicing and quality control fees. Direct other income/expense related to Traditional includes the direct earnings impact of derivatives and hedging activities related to Advances and investment products as well as all other income and expense not associated with the MPP. The assessments related to AHP and the Resolution Funding Corporation (“REFCORP”) have been allocated to each segment based upon each segment’s proportionate share of Income Before Assessments.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2009, and 2008 is Unaudited

We have not symmetrically allocated assets to each segment based upon financial results as it is impracticable to measure the performance of our segments from a total assets perspective. As a result, there is asymmetrical information presented in the tables below including, among other items, the allocation of depreciation without an allocation of the depreciable assets, the derivatives and hedging earnings adjustments with no corresponding allocation to derivative assets, if any, and the recording of interest income with no allocation to accrued interest receivable. Total Assets reported for the MPP include only the mortgage loans outstanding, net of premiums, discounts and derivatives and hedging basis adjustments. Total Assets reported for Traditional include all of our other assets.

The following tables set forth our financial performance by operating segment for the three and nine months ended September 30, 2009 and 2008 ($ amounts in thousands):

	For the Three Months ended			For the Nine Months ended
	September 30, 2009			September 30, 2009
	Traditional	MPP	Total	Traditional	MPP	Total
Net Interest Income	$45,040	$20,456	$65,496	$126,153	$80,653	$206,806
Other Income (Loss)	(25,063)	(559)	(25,622)	(40,188)	(2,032)	(42,220)
Other Expenses	9,636	611	10,247	30,529	1,769	32,298

Income Before Assessments	10,341	19,286	29,627	55,436	76,852	132,288

AHP	1,117	1,575	2,692	5,505	6,274	11,779
REFCORP	1,846	3,541	5,387	9,987	14,115	24,102

Total Assessments	2,963	5,116	8,079	15,492	20,389	35,881

Net Income	$7,378	$14,170	$21,548	$39,944	$56,463	$96,407

	For the Three Months ended			For the Nine Months ended
	September 30, 2008			September 30, 2008
	Traditional	MPP	Total	Traditional	MPP	Total
Net Interest Income	$50,570	$19,654	$70,224	$156,222	$53,873	$210,095
Other Income (Loss)	7,482	(598)	6,884	11,844	(1,653)	10,191
Other Expenses	10,214	683	10,897	28,137	1,831	29,968

Income Before Assessments	47,838	18,373	66,211	139,929	50,389	190,318

AHP	4,172	1,500	5,672	12,207	4,114	16,321
REFCORP	8,733	3,375	12,108	25,544	9,255	34,799

Total Assessments	12,905	4,875	17,780	37,751	13,369	51,120

Net Income	$34,933	$13,498	$48,431	$102,178	$37,020	$139,198

The following table sets forth the asset balances by segment as of September 30, 2009, and December 31, 2008 ($ amounts in thousands):

Asset Balances	September 30, 2009	December 31, 2008
Traditional	$41,044,905	$48,079,878
MPP	7,508,369	8,780,098

Total Assets	$48,553,274	$56,859,976

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2009, and 2008 is Unaudited

Note 13 — Estimated Fair Values

The Fair Value Measurements Topic establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. This Topic applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, this guidance does not expand the use of fair value in any new circumstances.

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

Fair Value Hierarchy

The Fair Value Measurements Topic establishes a hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The inputs are evaluated and an overall level for the fair value measurement is determined. This overall level is an indication of how market-observable the fair value measurement is and defines the level of disclosure. The Fair Value Measurements Topic clarifies fair value in terms of the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal (or most advantageous) market for the asset or liability at the measurement date (an exit price). In order to determine the fair value or the exit price, an entity must determine the unit of account, highest and best use, principal market, and market participants. These determinations allow the reporting entity to define the inputs for fair value and level of hierarchy.

Outlined below is the application of the fair value hierarchy established by the Fair Value Measurements Topic to our financial assets and financial liabilities that are carried at fair value.

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

Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity or by the entity’s own assumptions. We reported OTTI HTM at Level 3 fair value as of September 30, 2009.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2009, and 2008 is Unaudited

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

Fair Value on a Recurring Basis

The following table presents for each Fair Value Measurements Topic hierarchy level our assets and liabilities that are measured at fair value on our Statements of Condition at September 30, 2009, and December 31, 2008 ($ amounts in thousands):

	Fair Value Measurements at September 30, 2009
	Total	Level 1	Level 2	Level 3	Netting Adjustment (1)
Assets
AFS
GSEs	$1,794,103	$—	$1,794,103	$—	$—
Derivative Assets	1,399	—	235,542	—	(234,143)
Rabbi Trust assets (included in Other Assets)	14,184	14,184	—	—	—

Total assets at fair value	$1,809,686	$14,184	$2,029,645	$—	$(234,143)

Liabilities
Derivative Liabilities	$841,616	$—	$1,217,985	$—	$(376,369)

Total liabilities at fair value	$841,616	$—	$1,217,985	$—	$(376,369)

	Fair Value Measurements at December 31, 2008
	Total	Level 1	Level 2	Level 3	Netting Adjustment (1)
Assets
AFS
GSEs	$1,842,377	$—	$1,842,377	$—	$—
Derivative Assets	735	—	240,958	—	(240,223)
Rabbi Trust assets (included in Other Assets)	12,362	12,362	—	—	—

Total assets at fair value	$1,855,474	$12,362	$2,083,335	$—	$(240,223)

Liabilities
Derivative Liabilities	$1,060,259	$—	$1,597,460	$—	$(537,201)

Total liabilities at fair value	$1,060,259	$—	$1,597,460	$—	$(537,201)

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same counterparties.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2009, and 2008 is Unaudited

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

In accordance with the Investments – Debt and Equity Securities Topic of the FASB Codification, we recognized OTTI charges during the three and nine months ended September 30, 2009, which were included in Other Income (Loss).

The following table summarizes the values of the assets recorded at fair value during 2009 ($ amounts in thousands):

	March 31, 2009	June 30, 2009	September 30, 2009 (1)
Carrying value prior to write-down	$322,684	$144,794	$399,810
Fair value at period end date	175,392	109,233	326,860

(1)	Amounts exclude four securities deemed OTTI for the quarter ended September 30, 2009, that were in unrecognized gain positions as of September 30, 2009. As such, these securities were not written up to fair value, but additional credit losses of $14,990 thousand were reclassified from AOCI into Other Income (Loss).

The following table presents these investment securities by level within the Fair Value Measurements Topic valuation hierarchy at September 30, 2009, for which a nonrecurring change in fair value has been recorded in the three and nine months ended September 30, 2009 ($ amounts in thousands):

	Fair Value Measurements at September 30, 2009				Credit Loss Reported in Earnings
	Total	Level 1	Level 2	Level 3	For the three months ended September 30, 2009	For the nine months ended September 30, 2009
HTM	$326,860	$—	$—	$326,860	$24,311	$44,905

During 2008 and continuing into 2009, the divergence among prices obtained from several third-party pricing services increased, and continued to be significant through the third quarter of 2009. The significant reduction in transaction volumes and widening credit spreads led us to conclude that prices received from pricing services, which were derived from those services’ proprietary models, were reflective of significant unobservable inputs. Because of the significant unobservable inputs used by the pricing services, we consider these to be Level 3 inputs.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2009, and 2008 is Unaudited

In an effort to support consistency among the FHLBs, we changed the methodology used to estimate the fair value of mortgage-backed securities during the quarter ended September 30, 2009. Prior to the adoption of the new pricing methodology, we used a similar process that utilized three third-party vendors. Under the new methodology, we request prices for all mortgage-backed securities from four specific third-party vendors, and, depending on the number of prices received for each security, select a median or average price as defined by the methodology. The methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review. In certain limited instances (i.e., prices are outside of variance thresholds or the third-party services do not provide a price), we will obtain a price from securities dealers or internally model a price that is deemed most appropriate after consideration of all relevant facts and circumstances that would be considered by market participants. This change in pricing methodology did not have a significant impact on our estimated fair values of mortgage-backed securities.

Estimated Fair Value Determination

The Financial Instruments Topic of the FASB Codification requires disclosures of the estimated fair value of certain financial instruments. The estimated fair value amounts listed in the table below have been determined using available market information and our best judgment of appropriate valuation methods. These estimates are based on pertinent information available to us as of the reporting date. The estimated fair values, as determined using the definition of fair value described in the Fair Value Measurements Topic, utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs and reflect our judgment of how a market participant would estimate the fair values. The fair value summary table below does not represent an estimate of our overall market value as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

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

•

HTM – GSE debentures, corporate debentures guaranteed by the FDIC, MBS (consisting of RMBS and CMBS), and ABS (consisting of manufactured housing and home equity loans) are based on quoted prices, excluding accrued interest, as of the last business day of the period. State agency HTM are determined by calculating the present value of the expected future cash flows and reducing the amount for accrued interest receivable.

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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2009, and 2008 is Unaudited

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

Deposits. All deposits at September 30, 2009, and December 31, 2008, were variable rate deposits. For such deposits, fair value approximates the carrying value.

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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2009, and 2008 is Unaudited

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

Commitments. The estimated fair value of our letters of credit was immaterial at September 30, 2009, and December 31, 2008. The estimated fair value of commitments to extend credit for Advances is recorded when a pre-determined rate is established before settlement date.

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

The carrying values and estimated fair values of our financial instruments at September 30, 2009, and December 31, 2008, were as follows ($ amounts in thousands):

	September 30, 2009		December 31, 2008
Financial Instruments	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Cash and Due from Banks	$59,252	$59,252	$870,810	$870,810
Interest-Bearing Deposits	66	66	47	47
Federal Funds Sold	7,223,000	7,224,135	7,223,000	7,224,145
AFS	1,794,103	1,794,103	1,842,377	1,842,377
HTM	7,363,612	7,161,773	6,692,201	5,947,195
Advances	24,431,932	24,565,974	31,249,004	31,233,530
Mortgage Loans Held for Portfolio	7,508,369	7,803,494	8,780,098	8,991,601
Accrued Interest Receivable	115,996	115,996	152,509	152,509
Derivative Assets	1,399	1,399	735	735
Rabbi Trust assets (included in Other Assets)	14,184	14,184	12,362	12,362
Liabilities
Deposits	839,227	839,227	621,491	621,491
Consolidated Obligations
Discount Notes	10,686,804	10,688,038	23,465,645	23,515,928
CO Bonds	33,280,337	33,626,111	28,697,013	29,277,837
Accrued Interest Payable	203,131	203,131	284,021	284,021
Derivative Liabilities	841,616	841,616	1,060,259	1,060,259
MRCS	601,733	601,733	539,111	539,111

Other
Commitments to extend credit for Advances	—	(6)	—	—

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2009, and 2008 is Unaudited

Note 14 — Commitments and Contingencies

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

We considered the guidance under the Guarantees Topic of the FASB Codification and determined it was not necessary to recognize a liability for the fair value of our joint and several liability for all of the Consolidated Obligations. The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBs. The FHLBs have no control over the amount of the guaranty or the determination of how each FHLB would perform under the joint and several liability. Because the FHLBs are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for each of the FHLBs’ Consolidated Obligations, our joint and several obligation is excluded from the initial recognition and measurement provisions of the Guarantees Topic of the FASB Codification. Accordingly, we do not recognize a liability for our joint and several obligation related to Consolidated Obligations issued for the benefit of other FHLBs. The par amounts of the FHLBs’ outstanding Consolidation Obligations, including those held by other FHLBs, were approximately $973,579,150,000 and $1,251,541,664,000 at September 30, 2009, and December 31, 2008, respectively.

A standby letter of credit is a collateralized financing arrangement between us and one of our members. Standby letters of credit are executed for members for a fee. If we are required to make payment on a beneficiary’s draw, this amount is converted into a collateralized Advance to the member. Outstanding standby letters of credit were as follows ($ amounts in thousands):

	September 30, 2009	December 31, 2008
Outstanding notional	$579,649	$399,376
Original terms	3 months – 20 years	10 months – 15 years
Final expiration year	2029	2018

The fair value of the guarantees related to standby letters of credit entered into after 2002 are recorded in Other Liabilities and amount to $4,120,000 at September 30, 2009, and $2,942,000 at December 31, 2008. Based on our credit analyses and collateral requirements, we have not deemed it necessary to record any additional liability on these commitments. Outstanding commitments that unconditionally obligate us for additional letters of credit were $22,172,000 at September 30, 2009, and $0 at December 31, 2008.

Commitments for additional Advances totaled approximately $45,349,000 at September 30, 2009, of which $33,849,000 were funds-only commitments for Advances and $11,500,000 were Advances that had traded but not settled. This compares to $12,045,000 in commitments for additional Advances, all of which relate to funds-only commitments at December 31, 2008. Funds-only commitments generally are for periods up to 6 months and will be funded provided the member meets our collateral and underwriting requirements. Advances that are traded but not settled legally bind and unconditionally obligate us for additional Advances. Based on our credit analyses and collateral requirements, we do not deem it necessary to record any additional liability on these commitments.

We had $167,048,000 of unused lines of credit available to members at September 30, 2009.

For managing the inherent credit risk in the MPP, participating members pay us credit enhancement fees in order to fund the LRA and pay SMI. The LRA is held to offset any losses that may occur. When a credit loss occurs, the accumulated LRA is used to cover the credit loss in excess of the homeowner’s equity and primary mortgage insurance. Funds not used are returned to the member over time. The LRA amounted to $23,432,000 and $21,892,000 at September 30, 2009, and December 31, 2008, respectively. SMI provides additional coverage over and above losses covered by the LRA. Reserves for additional probable losses are provisioned through the allowance for credit losses. No allowance for credit losses was considered necessary at September 30, 2009, and December 31, 2008.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2009, and 2008 is Unaudited

Commitments that unconditionally obligate us to purchase mortgage loans totaled $26,013,000 and $76,173,000 at September 30, 2009, and December 31, 2008, respectively. Commitments are generally for periods not to exceed 91 days. Such commitments were recorded as derivatives at their fair value.

We generally execute derivatives with major banks and broker-dealers and generally enter into bilateral pledge (collateral) agreements. We posted $155,689,000 and $296,949,000 of collateral, at par, at September 30, 2009, and December 31, 2008, respectively.

As of September 30, 2009, we had committed to issue $971,000,000 par value of CO Bonds, $630,000,000 of which were hedged with associated interest rate swaps, and $0 par value of Discount Notes that had traded but not settled. This compares to $1,095,000,000 par value of CO Bonds, of which $500,000,000 were hedged with associated interest rate swaps, and $38,300,000 par value of Discount Notes that had traded but not settled as of December 31, 2008.

During the third quarter of 2008, each FHLB entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (“GSECF”), as authorized by the Housing and Economic Recovery Act of 2008 (“HERA”). The GSECF is designed to serve as a contingent source of liquidity for the housing GSEs, including each of the 12 FHLBs. Any borrowings made by one or more of the FHLBs under the GSECF are considered Consolidated Obligations with the same joint and several liability as all other Consolidated Obligations. The terms of the borrowings are agreed to at the time of issuance. Loans under the Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of FHLB Advances that have been collateralized in accordance with regulatory standards and MBS issued by Fannie Mae or Freddie Mac. Each FHLB is required to submit to the Federal Reserve Bank of New York, acting as a fiscal agent of the U.S. Treasury, a list of eligible collateral updated on a weekly basis. This credit facility will be available until December 31, 2009. As of September 30, 2009, we had provided a listing of Advance collateral amounting to $6,000,000,000, which provides for maximum borrowings of $5,063,000,000. The amount of collateral can be increased or decreased (subject to approval by the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of September 30, 2009, we have not drawn on this available source of liquidity.

We are subject to various pending legal proceedings that arise in the normal course of business. Management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on our financial condition or results of operations. We are not aware of any material pending or threatened litigation against us at this time.

Notes 6, 8, 10, and 11 discuss other commitments and contingencies.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

Information as of and for the Three and Nine Months Ended September 30, 2009, and 2008 is Unaudited

Note 15 — Transactions with Shareholders

Our activities with shareholders are summarized below and have been identified in the Statements of Condition, Statements of Income, and Statements of Cash Flows.

In the normal course of business, we have invested in Federal Funds Sold with shareholders or their affiliates.

Transactions with Directors’ Financial Institutions. We provide, in the ordinary course of business, products and services to members whose officers or directors may serve on our board of directors (“Directors’ Financial Institutions”). The FHLB Act and Finance Agency regulations require that transactions with Directors’ Financial Institutions be made on the same terms as those with any other member. As of September 30, 2009, and December 31, 2008, we had Advances, Mortgage Loans Held for Portfolio, and Capital Stock outstanding (including MRCS) to Directors’ Financial Institutions as follows ($ amounts in thousands):

	September 30, 2009	December 31, 2008
Advances ($ at par)	$5,932,714	$6,592,866
% of Advances outstanding	25.2%	22.0%
Mortgage Loans Held for Portfolio ($ at par)	$221,441	$2,509,532
% of Mortgage Loans Held for Portfolio outstanding	3.0%	28.6%
Capital Stock ($ at par)	$453,813	$472,038
% of Capital Stock outstanding	18.3%	19.5%

For the three and nine months ended September 30, 2009, and 2008, we purchased mortgage loans from Directors’ Financial Institutions as follows ($ amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Mortgage Loans purchased from Directors’ Financial Institutions	$24,352	$2,735	$37,998	$4,174

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	changes in asset prepayment patterns;

•	changes in delinquency rates and housing values;

•	challenges to our status as a secured creditor in the event of member receivership, conservatorship, rehabilitation or liquidation;

•	changes in or differing interpretations of accounting guidance;

•	negative adjustments in FHLB System NRSRO ratings that could adversely impact the marketability of our Consolidated Obligations, products, or services;

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

•	ability to develop and support technology and information systems, including the Internet, sufficient to effectively manage the risks of our business;

•	changes in investor demand for Consolidated Obligations and the terms of interest rate exchange agreements and similar agreements;

•	membership changes, including, but not limited to, mergers, acquisitions and consolidation of charters;

•	timing and volume of market activity;

•	ability to introduce new products and services and successfully manage the risks associated with those products and services, including new types of collateral securing Advances and securitizations;

•	risk of loss arising from litigation filed against one or more of the FHLBs;

•	risk of loss arising from natural disasters or acts of terrorism;

•	risk of loss should one or more of the FHLBs be unable to repay its participation in the Consolidated Obligations, or an FHLB is otherwise unable meet its financial obligations;

•	inflation or deflation; and

•	changes in the value of global currencies.

Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make through reports filed with the SEC in the future, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and related footnotes contained in this Quarterly Report on Form 10-Q, our Quarterly Reports on Form 10-Q for the three months ended March 31, 2009, and June 30, 2009, and our 2008 Form 10-K.

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

Our profitability is primarily determined by the interest rate spread between the interest rate earned on our assets and the interest rate paid on our share of the Consolidated Obligations. We use funding and hedging strategies to mitigate risk. Another important component of our profitability is the earnings on our capital balances. For this component, generally higher rates will tend to generate higher levels of earnings.

Our overall prospects are dependent on the market environment and our members’ demand for wholesale funding and sales levels of mortgage loans. Our members typically use wholesale funding, in the form of Advances, along with other sources of funding, such as retail deposits and excess liquidity. Also, members may sell mortgage loans to us as part of an overall business strategy.

In the past, periods of economic growth have led to significant use of wholesale funds by our members, because businesses typically fund expansion by borrowing and/or reducing deposit balances. Conversely, slow economic growth has tended to decrease our members’ wholesale borrowing activity. However, the market conditions in the second half of 2007 and throughout 2008, including the liquidity, credit quality and valuation issues in the housing and mortgage markets, led to increased demand for Advances from many of our members and increased purchases of mortgage loans from our community bank and credit union members. Thus, our Advances balance grew while the overall economy was contracting. However, Advances have declined during the first nine months of 2009, while purchases of mortgage loans by the MPP have increased slightly. Member demand for Advances and the MPP is also influenced by the steepness of the yield curve, as well as the availability and cost of other sources of wholesale or government funding. The decline in demand for Advances during the first nine months of 2009 was also impacted by lower loan activity, deleveraging to strengthen capital, and stronger liquidity at our bank members.

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

In an attempt to address liquidity and economic concerns, the Federal Reserve Board cut the federal funds rate by over 400 basis points at the Federal Open Market Committee meetings held during 2008, bringing the rate to 0.00-0.25%. According to a press release issued by the Federal Reserve Board on November 4, 2009, economic activity is expected to remain weak for a time, and the Federal Reserve Board will continue to employ a wide range of tools to promote economic recovery and to preserve price stability. The Federal Open Market Committee will maintain the target range for the federal funds rate at 0.00-0.25% and continues to anticipate that economic conditions are likely to warrant exceptionally low levels of the federal funds rate for an extended period. Also, in order to promote a smooth transition in markets, the Federal Open Market Committee will gradually slow the pace of its purchases of both agency debt and agency MBS and anticipates that these transactions will be executed by the end of the first quarter of 2010. Going forward, we anticipate that this reduced level of public program support could increase our funding costs. See “Financial Trends in the Capital Markets” below for more information on recent market developments that impact the issuance and composition of the FHLB System’s Consolidated Obligations.

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

The national mortgage market issues combined with the local decline of manufacturing have resulted in economic data for our two-state district that generally compare unfavorably to national data. Michigan’s unemployment rate for September 2009 of 15.3% was the highest in the nation, while Indiana’s rate of 9.6% was slightly below the United States rate of 9.8%. As of October 31, 2009, the United States unemployment rate increased to 10.2%. Indiana and Michigan experienced year-over-year manufacturing employment declines of 14.3% and 18.1%, respectively. Michigan’s mortgage foreclosure rate for the third quarter of 2009 of 0.82% of all housing units was the eighth highest in the nation, while Indiana’s foreclosure rate of 0.43% was lower than the 0.74% national rate. We believe the overall economic outlook for our district will continue to trail the overall United States economy.

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

Financial Trends in the Capital Markets

The Office of Finance issues debt in the global capital markets on behalf of the 12 FHLBs in the form of Consolidated Obligations, including CO Bonds and Discount Notes. Our funding operations depend on debt issued by the Office of Finance, and the issuance of our debt is impacted by events in the capital markets. The ongoing credit market crisis that began in mid-2007 has had a significant impact on the FHLBs, including our access to funding markets, funding costs, investor and dealer sponsorship, and the profile of our outstanding debt.

The FHLBs continued to maintain access to debt funding at desirable levels during the third quarter of 2009. Meanwhile, Discount Note spreads to LIBOR decreased during the third quarter of 2009, making Discount Notes a less desirable funding option for the FHLBs. The decrease in spreads to LIBOR was partially a consequence of the low absolute rates such as LIBOR and the federal funds rate. A continued decline in money market fund assets, coupled with proposed changes to the rules that govern money market funds, could further weaken the Discount Note market in the near term. In September 2009, the Office of Finance submitted a comment letter to the SEC on proposed rule changes for money market funds, stating that such changes may be detrimental to agency discount note pricing. See “Recent Accounting and Regulatory Developments—Regulatory Developments – Money Market Fund Reform” for more information.

Highlights of Our Operating Results for the Three and Nine Months Ended September 30, 2009

Results of Operations

The following table presents the highlights of our results of operations for the three and nine months ended September 30, 2009 ($ amounts in thousands):

Table 1 – Comparative Highlights

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2009	2008	$ change	% change	2009	2008	$ change	% change
Net Interest Income	$65,496	$70,224	$(4,728)	(6.7)%	$206,806	$210,095	$(3,289)	(1.6)%
Other Income (Loss)	(25,622)	6,884	(32,506)	(472.2)%	(42,220)	10,191	(52,411)	(514.3)%
Other Expenses	10,247	10,897	(650)	(5.96)%	32,298	29,968	2,330	7.8%

Income Before Assessments	29,627	66,211	(36,584)	(55.3)%	132,288	190,318	(58,030)	(30.5)%

AHP	2,692	5,672	(2,980)	(52.5)%	11,779	16,321	(4,542)	(27.8)%
REFCORP	5,387	12,108	(6,721)	(55.5)%	24,102	34,799	(10,697)	(30.7)%

Total Assessments	8,079	17,780	(9,701)	(54.6)%	35,881	51,120	(15,239)	(29.8)%

Net Income	$21,548	$48,431	$(26,883)	(55.5)%	$96,407	$139,198	$(42,791)	(30.7)%

The decreases in Net Income for the three and nine months ended September 30, 2009, compared to the same periods in 2008 were primarily due to the following factors:

•	Net Interest Income decreased, mainly as a result of lower levels of interest-earning assets, partially offset by higher spreads on most of our interest-earning assets.

•

We had an additional other-than-temporary impairment (“OTTI,” which term also refers to “other-than-temporarily impaired,” as the context indicates) write-down of our HTM portfolio that was separated into a credit loss portion that was recognized in Other Income (Loss), and a noncredit portion related to all other factors that was recognized in OCI. The components of the OTTI write-down for the three and nine months ended September 30, 2009, are shown in the following table ($ amounts in thousands):

Table 2 – Summary of OTTI

	For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2009
Impairment Related to Credit loss	$24,311	$44,905
Impairment Related to All Other Factors	48,639	210,898

Total OTTI Losses on private-label MBS	$72,950	$255,803

See “Risk Management – Credit Risk – Investments – Other-Than-Temporary Impairment Analysis” herein for more information on this analysis.

These decreases were partially offset by decreases in Total Assessments that were consistent with the lower levels of Income Before Assessments.

A more detailed discussion of these changes in Net Income can be found in “Results of Operations for the Three and Nine Months Ended September 30, 2009, and 2008” herein.

On October 20, 2009, we announced a cash dividend on our Class B-1 stock of 2.00% (annualized) and Class B-2 stock of 1.60% (annualized), based on our results for the third quarter of 2009. This dividend rate reflects our board’s desire to retain earnings for capital management purposes.

Financial Condition

Total Assets were $48.6 billion as of September 30, 2009, a decrease of $8.3 billion compared to $56.9 billion as of December 31, 2008. This decrease was primarily due to the following:

•

a net decrease in Advances of $6.8 billion, mainly as a result of a decrease of $3.6 billion in Advances to a former member, and decreased demand for Advances from many of our current members. This was partially offset by a $0.7 billion or 16.5% increase in Advances to insurance company members. See “Analysis of Financial Condition – Advances” herein for more information;

•

a net decrease of $1.3 billion in our Mortgage Loans Held for Portfolio, primarily due to the reduction of outstanding balances due to maturity or prepayment, as described in more detail in “Mortgage Loans Held for Portfolio,” herein; and

•

a net decrease of $0.8 billion in our cash and short-term investments (which include Interest-Bearing Deposits and Federal Funds Sold) that resulted from holding a higher balance of Cash at year end due to a lack of attractive investment opportunities.

These decreases were partially offset by an increase in HTM of $0.7 billion primarily due to purchases of corporate debentures guaranteed by the FDIC and backed by the full faith and credit of the United States under the TLGP, partially offset by paydowns and the $237.7 million credit and non-credit write-down, net of accretion on non-credit charges, described in more detail in “Held-to-Maturity Securities” herein.

The overall balance of our Consolidated Obligations, which fluctuates in relation to our Total Assets, equaled $44.0 billion at September 30, 2009, compared to $52.2 billion at December 31, 2008, a decrease of $8.2 billion. This decrease resulted primarily from reduced funding needs due to the decrease in Advances.

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

We have identified five accounting policies that we believe are critical because they require management to make subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies are:

•	Accounting for Derivatives and Hedging Activities;

•	Accounting for Premiums and Discounts and Other Costs Associated with Originating or Acquiring Mortgage Loans, MBS and ABS;

•	Provision for Credit Losses;

•	Fair Value Estimates; and

•	OTTI Analysis

A discussion of these critical accounting policies and estimates can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section under the caption “Critical Accounting Policies and Estimates” of our 2008 Form 10-K. See below for additional information regarding our OTTI analysis.

Other-Than-Temporary Impairment Analysis

The continued broad-based deterioration of credit performance related to residential mortgage loans and the accompanying decline in United States residential real estate values as well as increased delinquency rates have increased the level of credit risk to which we are exposed in our investments in mortgage-related securities, primarily private-label MBS. Our investments in mortgage-related securities are directly or indirectly supported by underlying mortgage loans. We closely monitor the performance of our investment securities classified as AFS or HTM on a quarterly basis to evaluate our exposure to the risk of loss on these investments in order to determine whether an impairment is other-than-temporary, consistent with the relevant accounting guidance.

As part of our quarterly evaluation process, we consider whether we intend to sell each debt security and whether it is more likely than not that we will be required to sell the security before its anticipated recovery, which may be to maturity. If either of these conditions is met, we recognize an OTTI in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the Statement of Condition date. For securities that meet neither of these conditions, we perform an analysis to determine if any of these securities are OTTI.

If we determine that a credit loss (defined by the FASB OTTI guidance as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists, but we do not intend to sell the debt security and it is not more likely than not that we will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (i.e., the amortized cost basis less any current-period credit loss), the OTTI guidance changes the presentation and amount of the OTTI recognized in the Statement of Income. In these instances, the impairment is separated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. If there is no credit loss, any impairment is temporary. If we determine that an OTTI exists, we account for the investment security as if it had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in Other Income (Loss). The difference between the amortized cost basis and the cash flows expected to be collected is accreted into Interest Income prospectively over the remaining life of the investment security based on the amount and timing of future estimated cash flows (with no additional effect on earnings unless the security is subsequently sold or there are additional decreases in cash flows expected to be collected).

In the first quarter of 2009, to support consistency in determination of the OTTI for investment securities among all FHLBs, all of the FHLBs used the same key modeling assumptions for cash flow analysis. In the second quarter of 2009, the FHLBs enhanced their overall OTTI process by creating the FHLB OTTI Governance Committee with the responsibility for reviewing and approving the key modeling assumptions, inputs and methodologies to be used by the FHLBs to generate the cash flow projections used in analyzing credit losses and determining OTTI for private-label MBS. The FHLB OTTI Governance Committee charter provides a formal process by which the FHLBs can provide input on and approve the assumptions.

The methods and assumptions evaluated and approved by the FHLB OTTI Governance Committee were based on recommendations developed primarily by the FHLB of San Francisco for prime and Alt-A MBS and by the FHLB of Chicago for subprime MBS.

Each FHLB is responsible for making its own determination of impairment and the reasonableness of assumptions that are determined by the FHLB OTTI Governance Committee, inputs and methodologies used, and for performing the required present value calculations using appropriate historical cost bases and yields. FHLBs that hold the same private-label MBS are required to consult with one another to make sure that any decision that a commonly held private-label MBS is OTTI, including the determination of fair value and the credit loss component of the unrealized loss, is consistent among those FHLBs.

For the three months ended September 30, 2009, we completed our OTTI analysis and made our impairment determination using the key modeling assumptions approved by the FHLB OTTI Governance Committee and by our Bank.

Because there is a continuing risk that further declines in the fair value of our MBS may occur and that we may record additional material OTTI charges in future periods, our earnings and retained earnings and our ability to pay dividends and repurchase or redeem capital stock could be adversely affected. Any changes in the estimates used in the OTTI analysis could result in materially different results as shown in Table 30.

Additional information about OTTI charges associated with our private-label MBS is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – Investments” and in Note 5 to the Financial Statements.

Summary of Selected Financial Data

The following table presents a summary of certain financial information as of and for the periods indicated ($ amounts in thousands):

Table 3 – Financial Highlights

Financial Highlights

($ amounts in thousands)

	As of and for the Three Months Ended,
Selected Statement of Condition Items at Period End	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008
Total Assets	$48,553,274	$51,276,208	$56,009,178	$56,859,976	$58,311,076
Advances	24,431,932	25,986,912	27,898,722	31,249,004	30,689,675
Mortgage Loans Held for Portfolio	7,508,369	7,884,650	8,435,653	8,780,098	8,899,353
AFS	1,794,103	1,767,281	1,807,090	1,842,377	1,615,018
HTM	7,363,612	7,938,914	7,849,211	6,692,201	6,885,586
Federal Funds Sold	7,223,000	7,513,000	9,814,000	7,223,000	10,010,000
Consolidated Obligations
Discount Notes	10,686,804	14,557,417	20,632,653	23,465,645	18,522,529
CO Bonds	33,280,337	31,959,633	30,293,370	28,697,013	35,104,851
Mandatorily Redeemable Capital Stock	601,733	556,243	538,380	539,111	206,446
Capital Stock, Class B-1 Putable	1,875,217	1,908,392	1,897,149	1,879,179	2,173,556
Retained Earnings	334,440	328,455	285,914	282,731	263,766
Total Capital	1,999,469	2,070,889	1,982,613	2,090,708	2,422,523
Quarterly Operating Results
Net Interest Income.	65,496	79,827	61,483	68,287	70,224
Other Income (Loss)	(25,622)	2,484	(19,082)	4,536	6,884
Other Expenses	10,247	9,806	12,245	10,734	10,897
Total Assessments	8,079	19,480	8,322	16,798	17,780
Net Income	21,548	53,025	21,834	45,291	48,431
Other Data
Annualized return on average equity	4.09%	10.42%	4.18%	8.59%	8.07%
Annualized return on average assets	0.17%	0.39%	0.15%	0.31%	0.33%
Annualized weighted average dividend rate, Class B-1 Putable stock(1)	2.00%	3.25%	2.25%	4.00%	4.75%
Dividend payout ratio (2)	43.66%	29.10%	47.31%	41.18%	44.56%
Total Capital ratio (at period end) (3)	4.12%	4.04%	3.54%	3.68%	4.15%
Total Regulatory Capital ratio (at period end) (4)	5.79%	5.45%	4.86%	4.75%	4.53%
Par amount of outstanding Consolidated Obligations for all 12 Federal Home Loan Banks	$973,579,150	$1,055,863,232	$1,135,379,159	$1,251,541,664	$1,327,904,153

(1)	The weighted average dividend rate is equal to the rate for the current period that will be paid in the following period.

(2)	The dividend payout ratio is calculated by dividing Dividends on Capital Stock (excluding MRCS) for the current period that were paid in the following period by Net Income for the current period.

(3)	Total Capital ratio is Capital Stock plus Retained Earnings and Accumulated Other Comprehensive Income (Loss) as a percentage of Total Assets.

(4)	Total Regulatory Capital ratio is Capital Stock plus Retained Earnings and MRCS as a percentage of Total Assets.

Results of Operations for the Three and Nine Months Ended September 30, 2009, and 2008

The following table presents average balances, interest, and average rates of major earning asset categories and the sources funding those earning assets for the three months ended September 30, 2009, and 2008 ($ amounts in thousands):

Table 4 - Average Balances, Interest and Average Rates

Average Balances, Interest and Average Rates ($ amounts in thousands)

	Three Months Ended September 30,
	2009			2008
	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate
Assets
Interest-Bearing Deposits	$137,477	$54	0.16%	$974	$4	1.63%
Securities Purchased Under Agreements to Resell	535,380	229	0.17%	—	—	—
Federal Funds Sold	6,689,489	3,485	0.21%	10,506,957	64,447	2.44%
AFS(1)(2)	1,775,692	3,115	0.70%	1,567,482	10,970	2.78%
HTM	7,673,782	67,772	3.50%	7,065,287	83,174	4.68%
Advances (1)	25,411,949	76,886	1.20%	29,979,819	226,658	3.01%
Mortgage Loans Held for Portfolio	7,683,469	92,860	4.79%	8,960,433	117,046	5.20%
Loans to Other FHLBs	815	1	0.49%	6,022	29	1.92%

Total interest-earning assets	49,908,053	244,402	1.94%	58,086,974	502,328	3.44%
Other Assets	306,071			374,334
Fair value adjustment on HTM (3)	(151,147)			—

Total Assets	$50,062,977			$58,461,308

Liabilities and Capital
Interest-Bearing Deposits	$864,395	$154	0.07%	$851,013	3,695	1.73%
Other Borrowings	—	—	—	229	2	3.47%
Discount Notes	12,756,813	8,237	0.26%	18,456,597	104,931	2.26%
CO Bonds (1)	32,397,088	167,836	2.06%	35,683,565	320,862	3.58%
Mandatorily Redeemable Capital Stock	560,316	2,679	1.90%	206,448	2,614	5.04%
Loans from Other FHLBs	—	—	—	—	—	—

Total interest-bearing liabilities	46,578,612	178,906	1.52%	55,197,852	432,104	3.11%
Other Liabilities	1,392,938			874,642
Total Capital	2,091,427			2,388,814

Total Liabilities and Capital	$50,062,977			$58,461,308

Net Interest Income and net spread on interest-earning assets less interest-bearing liabilities		$65,496	0.42%		$70,224	0.33%

Net interest margin	0.52%			0.48%

Average interest-earning assets to interest-bearing liabilities	1.07			1.05

(1)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements to the extent such agreements qualify as fair value hedges.

(2)	The average balances of AFS are reflected at amortized cost; therefore, the resulting yields do not reflect changes in fair value.

(3)	Average balances of HTM are reflected at amortized cost; therefore, the resulting yields do not give effect to changes in fair value or the non-credit component of a previously recognized OTTI reflected in Accumulated OCI.

The following table presents average balances, interest, and average rates of major earning asset categories and the sources funding those earning assets for the nine months ended September 30, 2009, and 2008 ($ amounts in thousands):

Table 5 – Average Balances, Interest and Average Rates

Average Balances, Interest and Average Rates ($ amounts in thousands)

	Nine Months Ended September 30,
	2009			2008
	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate
Assets
Interest-Bearing Deposits	$182,649	$237	0.17%	$7,924	$156	2.63%
Securities Purchased Under Agreements to Resell	308,626	403	0.17%	—	—	—
Federal Funds Sold	8,281,696	21,067	0.34%	11,021,927	241,721	2.93%
AFS(1)(2)	1,785,952	16,118	1.21%	788,749	16,047	2.72%
HTM	7,453,407	213,066	3.82%	7,545,821	261,677	4.63%
Advances (1)	27,466,423	337,134	1.64%	29,415,255	747,859	3.40%
Mortgage Loans Held for Portfolio	8,173,947	316,687	5.18%	9,152,261	360,028	5.25%
Loans to Other FHLBs	549	1	0.24%	4,266	64	2.00%

Total Interest-earning assets	53,653,249	904,713	2.25%	57,936,203	1,627,552	3.75%
Other Assets	347,108			350,295
Fair value adjustment on HTM (3)	(93,437)			—

Total Assets	$53,906,920			$58,286,498

Liabilities and Capital
Interest-Bearing Deposits	$1,092,386	$705	0.09%	$881,260	$14,271	2.16%
Other Borrowings	253	—	—	387	8	2.76%
Discount Notes	17,301,419	82,487	0.64%	20,030,365	403,760	2.69%
CO Bonds (1)	31,281,487	605,108	2.59%	33,744,570	991,729	3.93%
Mandatorily Redeemable Capital Stock	551,806	9,605	2.33%	200,565	7,689	5.12%
Loans from Other FHLBs	865	2	0.31%	18	—	—

Total interest-bearing liabilities	50,228,216	697,907	1.86%	54,857,165	1,417,457	3.45%
Other Liabilities	1,594,959			1,113,222
Total Capital	2,083,745			2,316,111

Total Liabilities and Capital	$53,906,920			$58,286,498

Net Interest Income and net spread on interest-earning assets less interest-bearing liabilities		$206,806	0.39%		$210,095	0.30%

Net interest margin	0.52%			0.48%

Average interest-earning assets to interest-bearing liabilities	1.07			1.06

(1)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements to the extent such agreements qualify as fair value hedges.

(2)	The average balances of AFS are reflected at amortized cost; therefore, the resulting yields do not reflect changes in fair value.

(3)	Average balances of HTM are reflected at amortized cost; therefore, the resulting yields do not give effect to changes in fair value or the non-credit component of a previously recognized OTTI reflected in Accumulated OCI.

Net Income

Net Income totaled $21.5 million for the three months ended September 30, 2009, a decrease of 55.5% compared to $48.4 million for the three months ended September 30, 2008, primarily due to the following factors:

•

Other Income (Loss) decreased by $32.5 million primarily due to the $24.3 million credit loss portion of the OTTI write-down of our private-label MBS and a decrease of $8.3 million due to fair value adjustments made in accordance with derivative and hedging accounting guidance that resulted in a loss in Net Gains (Losses) on Derivatives and Hedging Activities as discussed in more detail in “Other Income (Loss)” herein; and

•	Net Interest Income decreased by $4.7 million. The factors impacting Net Interest Income are addressed separately below under “Net Interest Income.”

These decreases were partially offset by a decrease in Total Assessments of $9.7 million, consistent with the lower level of Income Before Assessments.

Net Income totaled $96.4 million for the nine months ended September 30, 2009, a decrease of 30.7% compared to $139.2 million for the nine months ended September 30, 2008. The following factors contributed to this decrease in Net Income:

•

Other Income (Loss) decreased by $52.4 million primarily due to the $44.9 million credit loss portion of the OTTI write-down of our private-label MBS and a decrease of $7.8 million due to fair value adjustments made in accordance with derivative and hedging accounting guidance that resulted in a loss in Net Gains (Losses) on Derivatives and Hedging Activities as discussed in more detail in “Other Income (Loss)” herein; and

•	Net Interest Income decreased by $3.3 million. The factors impacting Net Interest Income are addressed separately below under “Net Interest Income.”

These decreases were partially offset by a decrease in Total Assessments of $15.2 million for the nine months ended September 30, 2009, consistent with the lower level of Income Before Assessments.

Net Interest Income

Net Interest Income is our primary source of earnings. Net Interest Income equals interest earned on assets (including Advances, Mortgage Loans Held for Portfolio, AFS, HTM, and other investments) less the interest expense (or cost of funds) on our liabilities (including Consolidated Obligations and MRCS). Net Interest Income also includes other items such as prepayment fees earned and the amortization of debt issuance discounts, concession fees and adjustments made in accordance with derivative and hedging accounting guidance. We generate net interest income from two components: (i) the net interest rate spread and (ii) funding interest-earning assets with interest-free capital. The sum of these two components, when expressed as a percentage of the average balance of interest-earning assets, equals the net interest margin. The portion of our Net Interest Income that results from earnings on assets funded by interest-free capital may be higher than other types of financial institutions, such as commercial banks, because our net interest rate spread is relatively low compared to other types of financial institutions.

The net interest margin and spread between total interest-earning assets and total interest-bearing liabilities are affected by the inclusion or exclusion of net interest income/expense associated with our interest-rate exchange agreements. For example, if an interest-rate exchange agreement qualifies for fair-value hedge accounting, the net interest income/expense associated with the derivative is included in the calculation of the spread between total interest-earning assets and total interest-bearing liabilities and net interest margin. If an interest-rate exchange agreement does not qualify for fair-value hedge accounting (economic hedges) or if we have not designated it in such a qualifying hedge relationship, the net interest income/expense associated with the interest-rate exchange agreement is excluded from the calculation of the interest rate spread between total earning assets and total interest-bearing liabilities and net interest margin.

Items that decreased the net interest margin and spread for the three and nine months ended September 30, 2009, compared to the corresponding periods in the prior year, included:

•	lower average balances of interest-earning assets; and

•

a decline in interest rates between periods. The average yield on interest-bearing assets funded by interest-free capital and spreads on short-term investments were negatively affected by the lower interest rates.

Items that increased the net interest margin and spread included:

•

wider spreads on our interest-earning assets (except for short-term investments), primarily due to the replacement of higher-costing debt supporting mortgage loans held for portfolio with lower-costing debt reflecting the current low interest rate environment; and

•	increases in prepayment fee income.

Our net interest margin and the spread between interest-earning assets and interest-bearing liabilities increased for the three and nine months ended September 30, 2009, compared to the same periods in 2008. The following table provides information on key ratios for the three and nine months ended September 30, 2009, and 2008:

Table 6 - Return on Average Equity, Average Yield, Cost of Funds and 3-Month LIBOR

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Annualized return on average equity	4.09%	8.07%	6.19%	8.03%
Annualized average Yield	1.94%	3.44%	2.25%	3.75%
Annualized cost of funds	1.52%	3.11%	1.86%	3.45%
Average 3-month LIBOR	0.41%	2.91%	0.83%	2.98%
ROE less cost of funds	2.57%	4.96%	4.33%	4.58%

Going forward, we expect Net Interest Income to decrease as the advantageous spreads between LIBOR and our cost of funds revert to normal levels.

The following table summarizes changes in interest income and interest expense between the three and nine months ended September 30, 2009, and 2008 ($ amounts in thousands):

Table 7 - Rate and Volume Analysis

	For the Three Months Ended September 30, 2009 vs. 2008			For the Nine Months Ended September 30, 2009 vs. 2008
	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in Interest Income
Advances	$(30,339)	$(119,433)	$(149,772)	$(46,637)	$(364,088)	$(410,725)
Interest-Bearing Deposits	58	(8)	50	376	(295)	81
Securities Purchased Under Agreements to Resell	229	—	229	403	—	403
Federal Funds Sold	(17,326)	(43,636)	(60,962)	(48,435)	(172,219)	(220,654)
AFS	1,293	(9,148)	(7,855)	12,449	(12,378)	71
HTM	6,704	(22,106)	(15,402)	(3,168)	(45,443)	(48,611)
Mortgage Loans Held for Portfolio	(15,862)	(8,324)	(24,186)	(37,975)	(5,366)	(43,341)
Loans to Other FHLBs	(28)	—	(28)	(63)	—	(63)

Total	(55,271)	(202,655)	(257,926)	(123,050)	(599,789)	(722,839)

Increase (decrease) in Interest Expense
Discount Notes	(24,983)	(71,711)	(96,694)	(48,649)	(272,624)	(321,273)
CO Bonds	(27,316)	(125,710)	(153,026)	(68,034)	(318,587)	(386,621)
Interest-Bearing Deposits	57	(3,598)	(3,541)	2,763	(16,329)	(13,566)
Mandatorily Redeemable Capital Stock	2,435	(2,370)	65	7,861	(5,945)	1,916
Loans from Other FHLBs	—	—	—	2	—	2
Other Borrowings	(2)	—	(2)	(8)	—	(8)

Total	(49,809)	(203,389)	(253,198)	(106,065)	(613,485)	(719,550)

Increase (decrease) in Net Interest Income	$(5,462)	$734	$(4,728)	$(16,985)	$13,696	$(3,289)

Changes in both volume and interest rates influence changes in Net Interest Income and net interest margin. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but rather attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the volume and rate changes.

Net Income Analysis

The following table presents changes in the components of our Net Income for the three and nine months ended September 30, 2009, and 2008 ($ amounts in thousands):

Table 8 - Change in Net Income Components

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009 vs. 2008		2009 vs. 2008
Increase (decrease) in	$ change	% change	$ change	% change
Interest Income	$(257,926)	(51.3)%	$(722,839)	(44.4)%
Interest Expense	(253,198)	(58.6)%	(719,550)	(50.8)%

Net Interest Income	(4,728)	(6.7)%	(3,289)	(1.6)%
Other Income (Loss)	(32,506)	(472.2)%	(52,411)	(514.3)%
Other Expenses	(650)	(6.0)%	2,330	7.8%

Income Before Assessments	(36,584)	(55.3)%	(58,030)	(30.5)%

AHP	(2,980)	(52.5)%	(4,542)	(27.8)%
REFCORP	(6,721)	(55.5)%	(10,697)	(30.7)%

Total Assessments	(9,701)	(54.6)%	(15,239)	(29.8)%

Net Income	$(26,883)	(55.5)%	$(42,791)	(30.7)%

Other Income

The following table presents the components of Other Income (Loss) for the three and nine months ended September 30, 2009, and 2008, and an analysis of the changes in the components of these income items ($ amounts in thousands):

Table 9 - Analysis of Other Income (Loss)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
			2009 vs. 2008				2009 vs. 2008
	2009	2008	$ change	% change	2009	2008	$ change	% change
Service Fees	$298	$321	$(23)	(7.2)%	$880	$958	$(78)	(8.1)%
Total OTTI losses on HTM	(72,950)	—	(72,950)	(100.0)%	(255,803)	—	(255,803)	(100.0)%
Portion of impairment losses on HTM recognized in OCI	48,639	—	48,639	100.0%	210,898	—	210,898	100.0%

Net OTTI losses recognized on HTM	(24,311)	—	(24,311)	(100.0)%	(44,905)	—	(44,905)	(100.0)%

Net Gains (Losses) on Derivatives and Hedging Activities	(2,238)	6,099	(8,337)	(136.7)%	387	8,140	(7,753)	(95.2)%
Other, net	629	464	165	35.6%	1,418	1,093	325	29.7%

Total Other Income (Loss)	$(25,622)	$6,884	$(32,506)	(472.2)%	$(42,220)	$10,191	$(52,411)	(514.3)%

The decreases in Other Income (Loss) for the three and nine months ended September 30, 2009, compared to the same periods in 2008 were primarily due to the credit loss portion of the OTTI charge on our private-label MBS, and fair value adjustments made in accordance with derivative and hedging accounting guidance that resulted in a loss in Net Gains (Losses) on Derivatives and Hedging Activities. See Tables 27 – 30 for more information on our OTTI analysis.

The following tables present the components of the change in the Net Gains (Losses) on Derivatives and Hedging Activities by type of hedge and type of product ($ amounts in thousands):

Table 10 - Components of Net Gain (Loss) on Derivatives and Hedging Activities By Hedge

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Fair Value Hedges
Net gain (loss) due to ineffectiveness on
Advances	$(3,661)	$(11,722)	$(19,445)	$(11,881)
Investments	(631)	(2,753)	(2,820)	(2,350)
CO Bonds	1,930	24,004	18,366	25,491

Net gain (loss) on fair value hedges	(2,362)	9,529	(3,899)	11,260

Economic Hedges(1)
Net interest receipt (payment) settlements(2)
Advances	(70)	1	(168)	2
Investments	(12)	(9)	(38)	(26)
CO Bonds	290	202	758	332
Discount Notes	1,708	(101)	11,317	1,108

Net settlements	1,916	93	11,869	1,416

Derivative fair value gain (loss) adjustments
Advances	(104)	22	90	22
Investments	15	(4)	(91)	(2)
CO Bonds	(39)	(112)	(351)	266
Discount Notes	(1,104)	(2,832)	(5,198)	(3,169)
MPP	(560)	(597)	(2,033)	(1,653)

Fair value adjustments	(1,792)	(3,523)	(7,583)	(4,536)

Net gain (loss) on economic hedges	124	(3,430)	4,286	(3,120)

Net Gains (Losses) on Derivatives and Hedging Activities	$(2,238)	$6,099	$387	$8,140

(1)	Includes mortgage delivery commitments.

(2)	Net settlements represent the net interest payments or receipts on interest rate exchange agreements for hedges not receiving fair value hedge accounting.

Table 11 - Net Gain (Loss) on Derivatives and Hedging Activities By Financial Statement Asset or Liability

	For the Three Months Ended September 30,		For the Nine Months Ended September 30
	2009	2008	2009	2008
Advances	$(3,835)	$(11,699)	$(19,523)	$(11,857)
MPP	(560)	(597)	(2,033)	(1,653)
CO Bonds	2,181	24,094	18,773	26,089
Discount Notes	604	(2,933)	6,119	(2,061)
Investments	(628)	(2,766)	(2,949)	(2,378)

Net Gains (Losses) on Derivatives and Hedging Activities	$(2,238)	$6,099	$387	$8,140

Other Expenses

The following table presents a breakdown of Total Other Expenses for the three and nine months ended September 30, 2009, and 2008, and an analysis of the changes in the components of these expenses ($ amounts in thousands):

Table 12 - Analysis of Other Expenses

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
			2009 vs. 2008				2009 vs. 2008
	2009	2008	$ change	% change	2009	2008	$ change	% change
Compensation and Benefits	$6,304	$6,879	$(575)	(8.4)%	$19,657	$19,092	$565	3.0%
Other Operating Expenses	2,831	2,910	(79)	(2.7)%	9,184	7,442	1,742	23.4%
Finance Agency/Finance Board and Office of Finance Expenses	817	790	27	3.4%	2,569	2,467	102	4.1%
Other	295	318	(23)	(7.2)%	888	967	(79)	(8.2)%

Total Other Expenses	$10,247	$10,897	$(650)	(6.0)%	$32,298	$29,968	$2,330	7.8%

The decrease in Total Other Expenses for the three months ended September 30, 2009, compared to the same period in 2008, was primarily due to unrealized gains on assets supporting our Supplemental Executive Retirement Plan.

The increase in Total Other Expenses for the nine months ended September 30, 2009, compared to the same period in 2008, was primarily due to:

•	an increase in Other Operating Expenses primarily due to increased program maintenance fees and other professional fees related to the analysis of our HTM and AFS; and

•

an increase in Compensation and Benefits primarily due to increased pension expenses that resulted from settlement costs related to the early retirement or resignation of certain officers, partially offset by unrealized gains on assets supporting our Supplemental Executive Retirement Plan.

AHP and REFCORP Assessments

The financial obligations of AHP and REFCORP assessments as described below are statutorily required.

AHP. The FHLBs are required to contribute, in the aggregate, the greater of $100 million or 10% of their Net Income, before interest expense for MRCS that is classified as debt, and after the REFCORP assessments to fund the AHP. Our AHP expense for the three months ended September 30, 2009, was $2.7 million compared to $5.7 million for the same period in 2008, and our AHP expense for the nine months ended September 30, 2009, was $11.8 million compared to $16.3 million for the same period in 2008. These decreases in AHP expense are consistent with the lower levels of Income Before Assessments. See “Regulatory and Accounting Developments – Regulatory Developments—AHP: FHLB Mortgage Refinancing Authority” herein for more information on AHP.

REFCORP. With the Financial Services Modernization Act of 1999, Congress established a fixed payment of 20% of Net Income after the AHP obligation as the REFCORP payment beginning in 2000 for each FHLB. The law also calls for an adjustment to be made to the total number of REFCORP payments due in future years so that, on a present value basis, the combined REFCORP payments of all 12 FHLBs are equal in amount to what had been required under the previous calculation method. The 20% fixed percentage REFCORP rate applied to our earnings resulted in expenses of $5.4 million for the three months ended September 30, 2009, compared to $12.1 million for the same period in 2008, and $24.1 million for the nine months ended September 30, 2009, compared to $34.8 million for the same period in 2008. These decreases in REFCORP expense are consistent with the lower levels of Income Before Assessments.

Business Segments

We manage our business by grouping the income and expenses from our products and services within two business segments: Traditional, which includes credit services (such as Advances, letters of credit, and lines of credit), investments (including Federal Funds Sold, AFS, MBS and ABS) and deposits; and MPP, which consists of mortgage loans purchased from our members.

The following tables set forth our financial performance by operating segment for the three and nine months ended September 30, 2009, and 2008 ($ amounts in thousands):

Table 13 - Traditional

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Net Interest Income	$45,040	$50,570	$126,153	$156,222
Other Income (Loss)	(25,063)	7,482	(40,188)	11,844
Other Expenses	9,636	10,214	30,529	28,137

Income Before Assessments	10,341	47,838	55,436	139,929

AHP	1,117	4,172	5,505	12,207
REFCORP	1,846	8,733	9,987	25,544

Total Assessments	2,963	12,905	15,492	37,751

Net Income	$7,378	$34,933	$39,944	$102,178

The decrease in Net Income for the Traditional segment for the three and nine months ended September 30, 2009, compared to the same period in 2008, was primarily due to the following factors:

•

a decrease in Other Income (Loss) mainly due to the credit loss portion of the OTTI write-down of our private-label MBS that is described in more detail in “Risk Management – Credit Risk Management – Investments – Other-than-Temporary Impairment on Investment Securities” herein; and

•	a decrease in Net Interest Income primarily resulting from lower average balances of interest-earning assets and narrower spreads on our short-term investments.

These decreases were partially offset by reduced Total Assessments consistent with the lower level of Income Before Assessments.

Table 14 - MPP

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Net Interest Income	$20,456	$19,654	$80,653	$53,873
Other Income (Loss)	(559)	(598)	(2,032)	(1,653)
Other Expenses	611	683	1,769	1,831

Income Before Assessments	19,286	18,373	76,852	50,389

AHP	1,575	1,500	6,274	4,114
REFCORP	3,541	3,375	14,115	9,255

Total Assessments	5,116	4,875	20,389	13,369

Net Income	$14,170	$13,498	$56,463	$37,020

The increase in Net Income for the MPP segment for the three and nine months ended September 30, 2009, compared to the same periods in 2008, was primarily due to an increase in Net Interest Income due to continuing declines in market interest rates that resulted in wider spreads as we have been able to replace higher-costing debt with lower-costing debt.

This increase was partially offset by an increase in Total Assessments consistent with the higher level of Income Before Assessments for this business segment.

Analysis of Financial Condition

Advances

Advances decreased by $6.8 billion or 21.8% during the first nine months of 2009 to $24.4 billion, compared to $31.2 billion at December 31, 2008. This decrease was primarily caused by the maturity of $2.8 billion in Advances and the prepayment of $0.8 billion in Advances to a former member, and decreased demand for Advances from many of our members. This was partially offset by a $0.7 billion or 16.5% increase in Advances to insurance company members. Advances to insurance company members were $5.2 billion, or 22.2% of total Advances, at par, at September 30, 2009, compared to $4.5 billion, or 14.9% of total Advances, at par, as of December 31, 2008. We expect Advances to continue to decrease throughout 2009 due to the declining funding needs of our members. In general, Advances fluctuate in accordance with our members’ funding needs related to their mortgage pipelines, investment opportunities, other balance sheet strategies, and the cost of alternative funding opportunities.

A breakdown of Advances, at par value, by primary product line, as of September 30, 2009, and December 31, 2008, is provided below ($ amounts in thousands, at par):

Table 15 – Advances by Product Line

	September 30, 2009		December 31, 2008
	$ amount	% of Total	$ amount	% of Total
Fixed-rate Bullet	$11,751,811	50.0%	$17,044,662	56.9%
Putable	5,452,000	23.2%	5,597,000	18.7%
Adjustable-rate (1)	3,139,640	13.3%	3,433,734	11.4%
Fixed-rate amortizing	2,680,847	11.4%	2,582,647	8.6%
Variable-rate	441,531	1.9%	1,145,253	3.8%
Callable	40,000	0.2%	171,845	0.6%

Total Advances, at par value	$23,505,829	100.0%	$29,975,141	100.0%

(1)	Includes two outstanding Advances with a total par of $15 million modified from Putable Advances to Adjustable Advances with $0.28 million, and $0.42 million in remaining deferred fees outstanding as of September 30, 2009, and December 31, 2008, respectively.

Cash and Short-term Investments

As of September 30, 2009, cash and short-term investments, which include Interest-Bearing Deposits and Federal Funds Sold, totaled $7.3 billion, a decrease of $0.8 billion compared to December 31, 2008. This decrease was primarily due to a decrease of $0.8 in Cash and Due from Banks resulting from holding a higher balance in Cash at year end due to a lack of attractive investment opportunities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Regulatory and Accounting Developments—Regulatory Developments” in our 2008 Form 10-K for a summary of the revised liquidity guidelines issued by the Finance Agency on March 6, 2009.

Available-for-Sale Securities

AFS were $1.79 billion at September 30, 2009, and $1.84 billion at December 31, 2008. We purchased AAA-rated agency debentures for our AFS portfolio during 2008 in order to utilize capital capacity and enhance investment income.

Held-to-Maturity Securities

HTM increased to $7.4 billion at September 30, 2009, compared to $6.7 billion at December 31, 2008, primarily due to purchases of corporate debentures guaranteed by the FDIC and backed by the full faith and credit of the United States under the TLGP. This increase was partially offset by mortgage paydowns and the $237.7 million credit and non-credit write-down, net of accretion on non-credit charges, of our private-label MBS.

The Finance Agency’s regulations provide that the total book value of our investments in MBS and ABS (which exclude TLGP purchases) must not exceed 300% of our Total Regulatory Capital, consisting of Retained Earnings, Class B Capital Stock, and MRCS, as of the previous month end on the day we purchase the securities. We were in compliance with this limit at September 30, 2009, and December 31, 2008. Our investments in MBS and ABS were 187.3% as of September 30, 2009, and 247.7% of Total Regulatory Capital at December 31, 2008. Generally, our goal is to maintain our investments in MBS and ABS as close to the 300% limit as possible. However, our investments in MBS and ABS as a percentage of Total Regulatory Capital were less than 300% at September 30, 2009, and December 31, 2008, because of the lack of favorable opportunities for the purchase of MBS and ABS.

On March 24, 2008, the Finance Agency passed a resolution temporarily granting the FHLBs the ability to purchase additional MBS and ABS, not to exceed 600% of Total Regulatory Capital in aggregate, in order to increase liquidity in the MBS markets. As of the date of this report, we do not plan to participate in this temporary authority.

We performed an OTTI analysis and determined that we had private-label MBS that were OTTI at September 30, 2009. See “Investments – OTTI Analysis” in the “Risk Management” section herein for more information on the results of our OTTI analysis. The general deterioration in the market for private-label MBS resulted in the unrealized losses in our HTM portfolio that are shown in Table 16 below. This deterioration resulted from decreased credit performance of mortgage loans and declining housing prices, compounded by market illiquidity as a result of forced portfolio liquidations by certain large investors.

Table 16 summarizes the HTM with unrealized losses as of September 30, 2009, and December 31, 2008. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position. The unrealized losses include OTTI recognized in Accumulated Other Comprehensive Income (Loss), gross unrecognized holding losses, and any gross unrecognized holding gains on OTTI securities at September 30, 2009 ($ amounts in thousands).

Table 16 – HTM with Unrealized Losses

	Less than 12 months		12 months or more		Total
September 30, 2009	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Non-MBS and ABS:
Other (1)	$—	$—	$—	$—	$—	$—

Total Non-MBS and ABS	—	—	—	—	—	—

MBS and ABS:
U.S. agency obligations – guaranteed	92,210	(534)	—	—	92,210	(534)
GSEs	194,166	(341)	—	—	194,166	(341)
Private-label:
OTTI private-label MBS(2)	—	—	520,034	(158,391)	520,034	(158,391)
Temporarily impaired private-label MBS	340	(39)	2,115,918	(310,913)	2,116,258	(310,952)

Total Private-label	340	(39)	2,635,952	(469,304)	2,636,292	(469,343)

Total MBS and ABS	286,716	(914)	2,635,952	(469,304)	2,922,668	(470,218)

Total impaired	$286,716	$(914)	$2,635,952	$(469,304)	$2,922,668	$(470,218)

	Less than 12 months		12 months or more		Total
December 31, 2008	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Non-MBS and ABS:
Other (1)	$—	$—	$—	$—	$—	$—

Total Non-MBS and ABS	—	—	—	—	—	—

MBS and ABS:
U.S. agency obligations – guaranteed	1,343	(10)	—	—	1,343	(10)
GSEs	284,998	(656)	299,261	(1,586)	584,259	(2,242)
Private-label:
OTTI private-label MBS(2)	—	—	—	—	—	—
Temporarily impaired private-label MBS	2,711,317	(553,624)	1,060,728	(206,335)	3,772,045	(759,959)

Total Private-label	2,711,317	(553,624)	1,060,728	(206,335)	3,772,045	(759,959)

Total MBS and ABS	2,997,658	(554,290)	1,359,989	(207,921)	4,357,647	(762,211)

Total impaired	$2,997,658	$(554,290)	$1,359,989	$(207,921)	$4,357,647	$(762,211)

(1)	Includes corporate debentures guaranteed by the FDIC and backed by the full faith and credit of the United States under the TLGP.

(2)	Includes RMBS.

Mortgage Loans Held for Portfolio, Net

We purchase mortgage loans from our members through our MPP. At September 30, 2009, we held $7.5 billion in mortgage loans purchased from our members, compared to $8.8 billion at December 31, 2008.

We anticipate that our outstanding Mortgage Loans Held for Portfolio will continue to decrease. A significant portion of our outstanding MPP loans was purchased from previous sellers that are no longer members. Although the current economic conditions have led to increased purchases of mortgage loans during the first nine months of 2009 from certain of our small to mid-size members, the increase has not been large enough to offset the reduction due to maturity or prepayment of mortgage loans. See “Item 1A Risk Factors” for more information.

Some of the other factors that impact the volume of mortgage loans purchased through the MPP include the general level of housing activity in the United States, the level of refinancing activity, and consumer product preferences. In accordance with our MPP policy for conventional loans, we purchase conforming, fixed-rate, fixed-term mortgage loans.

The following table presents the composition of our outstanding purchased mortgage loans at September 30, 2009, and December 31, 2008 ($ amounts in thousands):

Table 17 – Mortgage Loans Held for Portfolio

	September 30, 2009
	Long-term(1)	Medium- term(2)	Total
Unpaid principal balance	$6,378,842	$1,116,186	$7,495,028
Deferred net premium	(1,161)	4,019	2,858
Basis adjustments from terminated fair value hedges and loan commitments	11,341	(858)	10,483

Total Mortgage Loans Held for Portfolio	$6,389,022	$1,119,347	$7,508,369

	December 31, 2008
	Long-term(1)	Medium- term(2)	Total
Unpaid principal balance	$7,494,902	$1,268,965	$8,763,867
Deferred net premium	1,040	4,610	5,650
Basis adjustments from terminated fair value hedges and loan commitments	11,150	(569)	10,581

Total Mortgage Loans Held for Portfolio	$7,507,092	$1,273,006	$8,780,098

(1)	Long-term is defined as an original term greater than 15 years.

(2)	Medium-term is defined as an original term of 15 years or less.

See “Risk Management – Credit Risk Management – MPP” herein for more information on our SMI providers.

Deposits (Liabilities)

Total deposits were $0.8 billion at September 30, 2009, compared to $0.6 billion at December 31, 2008. These deposits represent a relatively small portion of our funding, and they vary depending upon market factors, such as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.

Consolidated Obligations

At September 30, 2009, the carrying values of our Discount Notes and CO Bonds totaled $10.7 billion and $33.3 billion, respectively, compared to $23.5 billion and $28.7 billion, respectively, at December 31, 2008. The overall balance of our Consolidated Obligations fluctuates in relation to our Total Assets. At September 30, 2009, the decrease was primarily attributable to the decrease in our Advances.

Derivatives

As of September 30, 2009, and December 31, 2008, we had Derivative Assets, net of collateral held or paid including accrued interest, with market values of $1.4 million and $0.7 million, respectively, and Derivative Liabilities, net of collateral held or paid including accrued interest, with market values of $0.8 billion and $1.1 billion, respectively. These amounts reflect the impact of interest rate changes that affected the market value of our derivatives. We record all derivative financial instruments on the Statements of Condition at their fair value with changes in the fair value of all derivatives, excluding collateral, recorded through earnings.

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

Capital

Total capital decreased to $2.0 billion at September 30, 2009, compared to $2.1 billion at December 31, 2008. The following table presents the components of this $0.1 billion decrease ($ amounts in thousands):

Table 18 – Total Capital

	Capital Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2008	$1,879,375	$282,731	$(71,398)	$2,090,708
Proceeds from the Sale of Capital Stock	67,304	—	—	67,304
Redemption of Capital Stock	(5,128)	—	—	(5,128)
Net Shares Reclassified to MRCS	(66,334)	—	—	(66,334)
Net Income	—	96,407	—	96,407
Cash Dividends Paid	—	(44,468)	—	(44,468)
MRCS Distributions	—	(230)	—	(230)
Net Unrealized Gains (Losses) on AFS	—	—	54,492	54,492
Non-Credit Portion of Impairment Losses on HTM	—	—	(227,145)	(227,145)
Reclassification Adjustment of Non-Credit Portion of Impairment Losses on HTM	—	—	16,247	16,247
Accretion of Non-Credit Portion of Impairment Losses on HTM	—	—	18,080	18,080
Pension and Postretirement Benefits	—	—	(464)	(464)

Balance at September 30, 2009	$1,875,217	$334,440	$(210,188)	$1,999,469

Retained Earnings

Retained Earnings equaled $334.4 million at September 30, 2009, an increase of $51.7 million compared to December 31, 2008. The following table quantifies the net change in Retained Earnings ($ amounts in thousands):

Table 19 – Change in Retained Earnings

	For the Nine Months Ended September 30,
	2009	2008
Net Income	$96,407	$139,198
Cash Dividends Paid	(44,468)	(77,360)
MRCS distributions	(230)	(183)

Change in Retained Earnings	$51,709	$61,655

Our Retained Earnings Policy establishes guidelines for our board to use in determining the amount of earnings to retain. Our board reviews these guidelines on a quarterly basis and considers them, but is not bound by them, when determining our dividend rate. Our Retained Earnings target can be superseded by Finance Agency mandates, either by an order specific to our Bank, by issuance of new advisory guidelines, or by promulgation of new regulations requiring a level of Retained Earnings that is different from our currently targeted level. Over time, and as our risk profile changes, we will continue to evaluate our Retained Earnings position.

Liquidity and Capital Resources

Liquidity

Our cash and short-term investment portfolio, which includes Federal Funds Sold and Interest-Bearing Deposits, totaled $7.3 billion at September 30, 2009, compared to $8.1 billion at December 31, 2008. The maturities of the short-term investments provide cash flows to support our ongoing liquidity needs.

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

On September 9, 2008, each of the 12 FHLBs entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of a GSECF as authorized by HERA. The GSECF is designed to serve as a contingent source of liquidity for the housing GSEs, including each of the FHLBs. This credit facility will be available until December 31, 2009. As of November 6, 2009, we provided to the U.S. Treasury a listing of $3.5 billion of Advances that may be pledged as collateral, which would provide for maximum borrowings of $3.0 billion. The amount of collateral available can be expanded or contracted at any time through the delivery of an updated listing of collateral. As of the date of this report, we have not drawn on this available source of liquidity and have no immediate plans to do so.

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

Total Regulatory Capital

Our total regulatory capital consists of Retained Earnings and total regulatory capital stock which includes Class B Capital Stock, and MRCS. MRCS is classified as a liability on our Statements of Condition.

Excess Stock

As of September 30, 2009, $1.1 billion or 44% of our total regulatory capital stock balance was comprised of stock not required as a condition of membership or to support services to members (known as excess stock) compared to $0.7 billion or 31% at December 31, 2008. The increase of $0.4 billion in excess stock was primarily due to the decrease in Advances. In general, the level of excess stock fluctuates with our members’ demand for Advances. The following table presents the composition of our excess stock ($ amounts in thousands):

Table 20 – Composition of Excess Stock

	As of September 30, 2009	As of December 31, 2008
Member capital stock not subject to redemption	$233,471	$170,169
Member capital stock subject to redemption	246,429	39,854
MRCS subject to redemption	601,733	539,111

Total excess capital stock	$1,081,633	$749,134

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

In addition to MRCS, we had $246.4 million and $39.9 million of excess and other stock subject to redemption requests at September 30, 2009, and December 31, 2008, respectively. A stock redemption request is not subject to reclassification from capital to liability, as the requesting member may revoke its request at any time, without penalty, throughout the five-year waiting period, and the amount ultimately redeemed, if any, is contingent on the member meeting various stock requirements on the redemption date. These requests are not considered substantive in nature, and, therefore, these amounts are not classified as a liability.

Mandatorily Redeemable Capital Stock

At September 30, 2009, we had $601.7 million in capital stock subject to mandatory redemption, compared to $539.1 million in capital stock subject to mandatory redemption at December 31, 2008. The following table presents the components of this increase ($ amounts in thousands):

Table 21 – Mandatorily Redeemable Capital Stock

	Number of Former Members	Amount
Balance at December 31, 2008	22	$539,111
Due to mergers and acquisitions (1)	5	66,334
Redemptions/repurchases during the period	(2)	(3,942)
Accrued dividends classified as mandatorily redeemable	—	230

Balance at September 30, 2009	25	$601,733

(1)	Includes three institutions acquired by the FDIC acting as Receiver.

The following table shows the amount of all pending redemption requests received for member capital stock and MRCS by year of redemption at September 30, 2009, and December 31, 2008 ($ amounts in thousands):

Table 22 – Pending Capital Stock and MRCS Redemption Requests by Contractual Year of Redemption

	As of September 30, 2009	As of December 31, 2008
Due in 1 year or less	$3,961	$8,748
Due after 1 year through 2 years	117,809	3,883
Due after 2 years through 3 years	63,772	168,749
Due after 3 years through 4 years	47,878	17,172
Due after 4 years through 5 years	614,742	379,682

Total	$848,162	$578,234

Capital Resources

The following table presents minimum capital ratios, permanent and risk-based capital requirement amounts, and various leverage ratios as of September 30, 2009, and December 31, 2008 ($ amounts in thousands):

Table 23 – Regulatory Capital Requirements

	As of September 30, 2009	As of December 31, 2008
Minimum regulatory capital ratio requirement	4.00%	4.00%
Minimum regulatory capital requirement	$1,942,131	$2,274,399
Actual regulatory capital ratio (1)	5.79%	4.75%
Permanent capital (2)	$2,811,390	$2,701,217
Minimum regulatory leverage ratio	5.00%	5.00%
Minimum regulatory leverage capital requirement	$2,427,664	$2,842,999
Actual regulatory leverage ratio	8.69%	7.13%
Actual regulatory leverage capital	$4,217,084	$4,051,826

(1)	The regulatory capital ratio is calculated by dividing permanent capital by Total Assets.

(2)	Permanent capital is defined as Retained Earnings, Class B Stock, and MRCS.

We are required by Finance Agency regulations to maintain sufficient permanent capital to meet our combined credit risk, market risk and operational risk components. The Finance Agency may mandate us to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined. The following table presents risk-based capital requirement amounts as of September 30, 2009, and December 31, 2008 ($ amounts in thousands):

Table 24 – Risk-Based Capital Requirements

	September 30, 2009	December 31, 2008
Permanent capital
MRCS	$601,733	$539,111
Capital Stock	1,875,217	1,879,375
Retained Earnings	334,440	282,731

Total permanent capital	$2,811,390	$2,701,217

Risk-based capital requirement
Credit risk capital component	$444,746	$195,027
Market risk capital component	333,383	945,339
Operations risk capital component	233,439	342,110

Total risk-based capital requirement	$1,011,568	$1,482,476

The decrease in the risk-based capital requirement from December 31, 2008, to September 30, 2009, was due to decreases in the market risk and operations risk capital components, partially offset by an increase in the credit risk capital component. The market risk capital component decreased due to an increase in our market value of equity. At December 31, 2008, in compliance with Finance Agency regulations, the market risk capital component included the amount that our market value of equity was below 85% of our Total Regulatory Capital. The credit risk capital component increased primarily as a result of credit downgrades on some of our MBS. The operations risk capital component equals 30% of the credit risk and market risk capital components. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Recent Accounting and Regulatory Developments – Regulatory Developments – Regulatory Actions - Application for Waiver of Certain Risk-Based Capital Requirements” in our 2008 Form 10-K for more information.

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

Capital Distributions

We may, but are not required to, pay dividends on our stock. Dividends may be paid in cash or Class B Capital Stock out of current and previous Retained Earnings, as authorized by our board and subject to Finance Agency regulations. Finance Agency regulations prohibit an FHLB from issuing new excess stock if the amount of excess stock outstanding exceeds 1.0% of the Bank’s Total Assets. At September 30, 2009, our outstanding excess stock of $1.1 billion was equal to 2.2% of our Total Assets. Therefore, we are currently not permitted to pay stock dividends.

Cash dividends on Class B Capital Stock were paid at an annualized rate of 3.25% during the third quarter of 2009 and 5.25% during the third quarter of 2008 based on our earnings for the second quarters of 2009 and 2008, respectively.

On October 20, 2009, we announced a cash dividend on our Capital Stock - Class B-1 Putable of 2.00% (annualized) based on our results for the third quarter of 2009. On October 20, 2008, we announced a cash dividend on our Capital Stock - Class B-1 Putable of 4.75% (annualized), based on our results for the third quarter of 2008.

On March 13, 2009, our Board adopted an amendment to the Bank’s capital plan (“Capital Plan”). Pursuant to Finance Agency regulations, the Bank cannot implement any amendment to the Capital Plan without Finance Agency approval. On May 26, 2009, we received notice of Finance Agency approval of the amendment. The Capital Plan amendment, which became effective on September 30, 2009, will provide greater flexibility with regard to the timing of the declaration and payment of dividends on the Bank’s Class B Capital Stock. For additional information, please refer to our Current Report on Form 8-K filed on June 1, 2009.

Off-Balance Sheet Arrangements

During the third quarter of 2008, each of the 12 FHLBs entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the GSECF designed to serve as a contingent source of liquidity for the housing GSEs, including the FHLBs. See “Liquidity and Capital Resources” herein for more information on the Lending Agreement. In addition, under certain circumstances, the U.S. Treasury may acquire up to $4.0 billion of the FHLBs’ Consolidated Obligations, which would offer us additional liquidity, if needed.

Commitments for additional Advances totaled approximately $45.3 million at September 30, 2009, of which $33.8 million were funds-only commitments for Advances and $11.5 million were Advances that had traded but not settled. This compares to $12.0 million of commitments for additional Advances, all of which relate to funds-only commitments at December 31, 2008. Funds-only commitments generally are for periods up to 6 months and will be funded provided the member meets our collateral and underwriting requirements. Advances that are traded but not settled legally bind and unconditionally obligate us for additional Advances. Based on our credit analyses and collateral requirements, we do not deem it necessary to record any additional liability on these commitments.

The notional amount of outstanding letters of credit totaled $579.6 million at September 30, 2009, and $399.4 million at December 31, 2008.

Commitments that unconditionally obligate us to fund/purchase mortgage loans totaled $26.0 million and $76.2 million at September 30, 2009, and December 31, 2008, respectively. Commitments are generally for periods not to exceed 91 days.

Unused lines of credit totaled $167.0 million at September 30, 2009, and $166.7 million at December 31, 2008.

Recent Accounting and Regulatory Developments

Accounting Developments

See Note 2 of the Financial Statements for a description of how recent accounting developments may impact our results of operations or financial condition.

Regulatory Developments

Money Market Fund Reform. On July 8, 2009, the SEC published a proposed rule on money market fund reform. The proposed reforms include the imposition of new liquidity requirements for money market funds. As proposed, agency securities, including certain FHLB Consolidated Obligations, would not be considered liquid assets for purposes of meeting the proposed liquidity requirements. If these requirements were adopted as proposed, money market fund demand for FHLB Discount Notes could decrease.

SEC Proposed Rules. On July 17, 2009, the SEC published proposed amendments to rules governing registrants’ disclosures concerning compensation policies and their impact on risk-taking, director and nominee qualifications and legal proceedings, company leadership structure, and other matters. Once the proposed rules become final, we will conform our future SEC filings to meet any new requirements of those rules.

Record Retention. On August 4, 2009, the Finance Agency published in the Federal Register a notice of proposed rulemaking concerning record retention requirements and programs of the FHLBs, the Office of Finance, Fannie Mae and Freddie Mac. The proposed rule would provide minimum requirements in connection with those entities’ respective record retention programs. Our Bank currently has a detailed records retention policy in place. Upon the Finance Agency’s issuance of a final rule, we will modify our policy and procedures as needed to meet or exceed the new rule’s requirements.

AHP: FHLB Mortgage Refinancing Authority. On October 17, 2008, the Finance Agency granted FHLBs authorization to provide AHP direct subsidies under homeownership set-aside programs to low- or moderate-income households that qualify for refinancing assistance under the Hope for Homeowners program established by the Federal Housing Administration. On August 4, 2009, the Finance Agency published in the Federal Register an interim final rule broadening the scope of the AHP set-aside refinancing program and allowing the FHLBs greater flexibility in implementing this program. The interim final rule authorizes the FHLBs to provide AHP subsidies to their members to assist in the refinancing of eligible households’ mortgages under eligible federal, state, and local programs in addition to the Hope for Homeowners program. The FHLBs are permitted to provide this direct subsidy to their members to be used for principal reduction and closing costs, subject to certain conditions. The rule also allows FHLBs to accelerate their future annual statutory AHP contributions for use in their AHP homeownerships set-aside programs in the current year. Our AHP implementation plan includes guidelines for a Refinance Assistance Program that provides up to $5,000 to our members to assist income-eligible homeowners with refinancing their first mortgages.

FHLB Collateral for Advances and Interagency Guidance on Nontraditional Mortgage Products. On August 4, 2009, the Finance Agency published in the Federal Register a notice and request for comment on a Finance Agency study concerning the extent to which loans and securities used as collateral to support Advances are consistent with guidance issued by federal financial institution regulatory agencies on nontraditional and subprime mortgage products (“Interagency Guidance”). Pursuant to Section 1217 of HERA, the Finance Agency presented the results of its study to Congress in July 2009. Our Bank, along with other FHLBs, provided comments on certain aspects of the Finance Agency’s notice. Our comments supported the overall goals of the Interagency Guidance and the Finance Agency on this issue, and identified issues raised by the application of Finance Agency guidance to loans otherwise eligible to be purchased through MPP and to private-label MBS and ABS otherwise eligible to be pledged as collateral for Advances.

FHLB Directors: Eligibility and Elections. On October 7, 2009, the Finance Agency published in the Federal Register a final rule concerning the eligibility and election of FHLB directors. This rule implements Section 1202 of HERA, which amended the FHLB Act, and outlines the basic process of elections for member directorships, including provisions governing the process for nominating individuals for independent directorships and conducting elections for independent directors. In addition, the final rule clarifies certain rules governing director eligibility, term limits and board vacancies. We have incorporated the requirements of this final rule into our director election procedures.

FDIC Termination of the Debt Guarantee Program (“DGP”). On October 23, 2009, the FDIC published in the Federal Register a final rule concerning the termination of the DGP, a component of TLGP. For most insured depository institutions and other entities, the DGP concluded on October 31, 2009, with the FDIC’s guarantee expiring no later than December 31, 2012. The final rule establishes a limited six-month emergency guarantee facility for entities that (following the termination of the DGP) become unable to issue non-guaranteed debt to replace maturing senior unsecured debt due to market disruptions or other circumstances beyond their control. This emergency guarantee facility is available to qualified entities on an application basis and is subject to such restrictions and conditions as the FDIC deems appropriate. If an entity’s application is approved, the FDIC will guarantee the applicant’s senior unsecured debt issued on or before April 20, 2010. The FDIC’s guarantee of such debt will extend no later than December 31, 2012. Although we are not an eligible issuer of debt under the DGP, at September 30, 2009, we had $2.0 billion in investments subject to the DGP portion of the TLGP.

FHLB Directors’ Compensation and Expenses. On October 23, 2009, the Finance Agency published in the Federal Register a proposed rule to implement Section 1202 of HERA, which amended the FHLB Act by repealing the statutory caps on annual compensation for FHLB directors. The proposed rule would allow each FHLB to pay its directors reasonable compensation and expenses, in accordance with the FHLB Act, subject to the authority of the Director of the Finance Agency to object to, and to prohibit prospectively, compensation and/or expenses that the Director determines are not reasonable. Accordingly, the proposed rule would maintain current regulations requiring the annual adoption of a written policy governing director compensation and expenses. In addition, the proposed rule would require each FHLB to submit to the Director of the Finance Agency a copy of its director compensation policy, along with all studies or other supporting materials upon which the FHLB relied in determining its directors’ compensation and expenses. Under the proposed rule, if the Director of the Finance Agency were to determine that an FHLB’s compensation arrangements are unreasonable, the Director of the Finance Agency would have the authority to order the FHLB to refrain from making any further payments based upon the policy. The proposed rule would also require additional annual disclosures to the FHLBs’ members concerning director compensation and expenses paid, as well as directors’ meeting attendance data. Once this proposed rule becomes final, we will make appropriate changes to our director compensation policy and procedures.

Proposed Federal Derivatives and Banking Regulatory Legislation. Separate bills have been introduced in the U.S. Congress that, if enacted in substantially their current forms, would establish a federal consumer financial protection agency and regulate OTC derivatives transactions. As of November 6, 2009, these bills are pending before various congressional committees. We do not know what the final outcome of these proposals will be, nor can we predict at this time their probable effects on our operations.

FHLB Executive Compensation. On October 27, 2009, the Finance Agency issued Advisory Bulletin 2009-AB-02, which sets forth certain principles for incentive compensation practices to which the FHLBs and the Office of Finance should adhere in setting executive compensation. This Advisory Bulletin was issued pursuant to the Finance Agency Director’s authority, granted by HERA, to prohibit compensation that is not reasonable and comparable to compensation paid to executives at other financial institutions. The principles described in the Advisory Bulletin relate primarily to appropriate incentive compensation factors (including an FHLB’s long-term performance) and board oversight. We will incorporate these Advisory Bulletin principles as we review and consider changes to our compensation policies and practices.

FHFA Examination Guidance. On October 27, 2009, the Finance Agency issued an Examination Guidance (the “Guidance”) relating to its examinations of the accounting practices of Fannie Mae, Freddie

Mac and the FHLBs (each, a “Housing GSE”). Among other things, the Guidance requires each Housing GSE to establish, maintain and file with the Finance Agency a guide that lists all of its accounting policies and procedures. The Guidance also describes the purpose and duties of the Housing GSEs’ respective Audit Committees, as well as guidance and standards for the roles and responsibilities of each Housing GSE’s internal auditor, accounting staff and external auditor.

Risk Management

We have a formal process for the review and evaluation of Bank-wide risk and risk-related issues. Our risk assessment process is designed to identify and evaluate all material risks, including both quantitative and qualitative aspects, which could adversely affect our financial performance objectives and compliance requirements. In the fourth quarter of 2009, we realigned our risk management function to strengthen our ability to measure, monitor, and evaluate risk at an aggregate level.

The United States residential mortgage market weakened substantially during the second half of 2007, and has continued to deteriorate. The various factors that have caused this broad credit market deterioration have continued to worsen, and risk aversion has escalated in the marketplace for mortgage-related securities. Additionally, MBS have been subject to numerous NRSRO downgrades. Concern over the impact of the declining credit performance of mortgages and falling home prices caused the mortgage credit markets to deteriorate considerably, and this deterioration spread to the broader credit markets. In particular, the market for mortgage-related securities has been characterized by high levels of volatility and uncertainty, reduced demand and liquidity, significantly wider credit spreads, and sharply declining prices. Some MBS that were issued with AAA ratings are currently expected to experience principal losses. See “OTTI Analysis” herein for more information on the write-down of our HTM due to this deterioration.

The Federal Reserve attempted to prevent a serious and extended economic downturn resulting from these mortgage market difficulties by taking significant interest rate reduction and liquidity actions. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Financial Trends in the Capital Markets and Recent Accounting and Regulatory Developments – Regulatory Developments” in our 2008 Form 10-K for information on actions taken by the Federal government to ease the crisis in the credit markets.

We depend heavily on the residential mortgage market through the collateral securing Advances and holdings of mortgage-related assets. We have outstanding credit exposures related to the MPP, investments in agency debentures and Private-label and agency MBS, Federal Funds Sold and derivatives, all of which may be further impacted by the mortgage market deterioration.

We have exposure to a number of risks in pursuing our business objectives. One primary risk, market risk, is discussed in detail below under “Quantitative and Qualitative Disclosures about Market Risk.” Other critical risks may be broadly classified as credit, liquidity, operational, and business. Our credit risk management practices are discussed in the following section, and a detailed discussion of the policies and practices that have been established to manage these risk positions can be found in our 2008 Form 10-K in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management.”

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

The following table provides information regarding credit products outstanding with members and non-member borrowers based on reporting status at September 30, 2009, along with their corresponding collateral balances. The table only lists collateral that is identified and pledged by members with outstanding credit products at September 30, 2009, and does not include all assets against which we have a lien pursuant to our security agreements and UCC filings ($ amounts in thousands, at face value).

Table 25 – Credit Products Outstanding and Collateral Pledged by Borrower Collateral Status

As of September 30, 2009

	# of Borrowers	Credit Outstanding(1)	1st Lien Residential	ORERC(2)/ CDFI	Securities/ Delivery	Total Collateral	Lendable Value(3)	Average Collateral Ratios(4)
Blanket	86	$2,702,233	$6,974,290	$840,547	$2,947	$7,817,784	$4,954,602	289.3%
Hybrid	66	3,881,296	5,836,842	3,300,343	1,312,110	10,449,295	6,313,388	269.2%
Listings	96	6,174,374	9,443,781	5,372,549	1,408,724	16,225,054	9,558,311	262.8%
Physical/Delivery	54	11,494,594	6,907,414	4,055,951	9,921,245	20,884,610	15,088,527	181.7%

Total	302	$24,252,497	$29,162,327	$13,569,390	$12,645,026	$55,376,743	$35,914,828	228.3%

7.6% of borrowers of Hybrid 1st Lien Residential are on Listings

4.6% of borrowers of Hybrid ORERC/CDFI are on Listings

1.0% of ORERC/CDFI loans are CDFI

0.2% of Securities Pledged include Cash and/or Mutual Funds

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

Credit risk can be magnified if the lender concentrates its portfolio in a few borrowers. Because of our limited territory, Indiana and Michigan, and because of continuing consolidation among the financial institutions that comprise the members of the 12 FHLBs, we have only a limited pool of large borrowers. As of September 30, 2009, our top four borrowers held 40.1% of total Advances outstanding, at par. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in our 2008 Form 10-K for more information on the loss of one of these members, Bank of America, N.A., as successor to LaSalle Bank. Because of this concentration in Advances, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we analyze the implications to our financial management and profitability if we were to lose the business of one or more of these borrowers.

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

Investments. We are also exposed to credit risk through our investment portfolios. The Risk Management Policy approved by our board restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The continuing deterioration in the housing and capital markets has led to increased credit risk from our short-term unsecured investment portfolio due to the potential adverse financial impact on the domestic and foreign banks which are our counterparties. We place funds with large, high-quality financial institutions with long-term credit ratings of BBB or higher on an unsecured basis for terms of up to 275 days; most placements mature within 90 days. We actively monitor counterparty ratings, performance, and capital adequacy of these counterparties in an effort to mitigate unsecured credit risk on the short-term investments. At September 30, 2009, our unsecured credit exposure, including accrued interest related to investment securities and money-market instruments, was $7.2 billion to 19 counterparties and issuers, including $4.6 billion of Federal Funds Sold that mature overnight.

Our long-term investments include private-label MBS and ABS. Our private-label MBS include RMBS and CMBS. Our ABS include both manufactured housing and home equity loans. Private-label MBS and ABS in Tables 31 - 39 refer to our private-label RMBS, CMBS, and ABS (“Private-label MBS and ABS”). Our investments also include agency RMBS, which are backed by Fannie Mae, Freddie Mac, or Ginnie Mae (“Agency Investments”).

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

The following tables present credit ratings by investment activity as of September 30, 2009, and December 31, 2008 ($ amounts in thousands).

Table 26 – Credit Ratings of Investments at Carrying Value

September 30, 2009

	AAA	AA	A	BBB	Below Investment Grade	Total
Investment category
Short-term
Interest-Bearing Deposits	$—	$66	$—	$—	$—	$66
Federal Funds Sold(1)	—	5,216,000	2,007,000	—	—	7,223,000

Total Short-term	—	5,216,066	2,007,000	—	—	7,223,066

AFS	1,794,103	—	—	—	—	1,794,103

HTM
GSE debenture	100,000	26,090	—	—	—	126,090
State or local housing-finance-agency obligations	260	—	—	—	—	260
GSE and U.S. Agency obligations - guaranteed	2,352,968	—	—	—	—	2,352,968
Private-label MBS	979,709	170,075	127,880	292,414	1,317,262	2,887,340
Private-label ABS	—	21,695	—	—	3,782	25,477
Other (2)	1,971,477	—	—	—	—	1,971,477

Total HTM	5,404,414	217,860	127,880	292,414	1,321,044	7,363,612

Total investments	$7,198,517	$5,433,926	$2,134,880	$292,414	$1,321,044	$16,380,781

Percentage of total	43.9%	33.2%	13.0%	1.8%	8.1%	100.0%

December 31, 2008

	AAA	AA	A	BBB	Below Investment Grade	Total
Investment category
Short-term
Interest-Bearing Deposits	$—	$47	$—	$—	$—	$47
Federal Funds Sold(1)	318,000	5,259,000	1,610,000	36,000	—	7,223,000

Total Short-term	318,000	5,259,047	1,610,000	36,000	—	7,223,047

AFS	1,842,377	—	—	—	—	1,842,377

HTM
GSE debenture	—	—	—	—	—	—
State or local housing-finance-agency obligations	885	—	—	—	—	885
GSE and U.S. Agency obligations - guaranteed	2,158,718	—	—	—	—	2,158,718
Private-label MBS	3,644,529	203,414	158,987	135,496	361,983	4,504,409
Private-label ABS	—	23,991	—	4,198	—	28,189
Other (2)	—	—	—	—	—	—

Total HTM	5,804,132	227,405	158,987	139,694	361,983	6,692,201

Total investments	$7,964,509	$5,486,452	$1,768,987	$175,694	$361,983	$15,757,625

Percentage of total	50.6%	34.8%	11.2%	1.1%	2.3%	100.0%

(1)	Includes Federal Funds Sold that are rated AAA and guaranteed by the FDIC and backed by the full faith and credit of the United States under the TLGP.

(2)	Includes corporate debentures guaranteed by the FDIC and backed by the full faith and credit of the United States under the TLGP.

Applicable rating levels are determined using the lowest relevant long-term rating from S&P, Moody’s and Fitch. For example, the highest S&P rating level is AAA, the second-highest is AA, the third highest is A, and the fourth highest is BBB. In addition, rating modifiers are ignored when determining the applicable rating level for a given counterparty.

Prices of many of our Private-label MBS and ABS dropped dramatically during the year ended December 31, 2008, as delinquencies and foreclosures affecting the loans underlying these securities continued to increase and as credit markets became highly illiquid. However, with the exception of our subprime investments, the prices have stabilized during the first nine months of 2009. The following graph demonstrates how average prices changed with respect to the securities held in our MBS and ABS portfolio since September 2007.

In 2008 and the first nine months of 2009, delinquency and foreclosure rates increased significantly nationwide, a trend that has continued through the date of this report and that we expect to continue through the remainder of 2009. Moreover, home prices have fallen in most areas, increasing the likelihood and magnitude of potential losses to lenders on foreclosed real estate. The widespread impact of these trends has led to the recognition of significant losses by financial institutions (including commercial banks, investment banks, and financial guaranty providers) and other investors. Uncertainty as to the depth and duration of these trends has led to a significant reduction in the market values of securities backed by mortgages and has elevated the potential for OTTI on some of these securities.

In an effort to achieve consistency among all of the FHLBs, the FHLBs formed the MBS Pricing Governance Committee that is responsible for developing a fair value methodology for MBS that all FHLBs could adopt. In this regard, we changed the methodology used to estimate the fair value of MBS during the three months ended September 30, 2009. Prior to the adoption of the new pricing methodology, we used a similar process that utilized three third-party vendors. Under the methodology approved by the MBS Pricing Governance Committee, we request prices for all mortgage-backed securities from four specific third-party vendors, and, depending on the number of prices received for each security, select the median or average price as defined by the methodology. The methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review. In certain limited instances (i.e., prices are outside of variance thresholds or the third-party services do not provide a price), we will obtain a price from securities dealers or internally model a price that is deemed most appropriate after consideration of all relevant facts and circumstances that would be considered by market participants. Prices for securities held in common with other FHLBs are reviewed for consistency. In adopting this common methodology, each FHLB remains responsible for the selection and application of its fair value methodology and the reasonableness of assumptions and inputs used. This change in pricing methodology did not have a significant impact on the Bank’s estimated fair values of its mortgage-backed securities.

Other-Than-Temporary Impairment on Investment Securities. While there is no universally accepted definition of prime, Alt-A or subprime underwriting standards, MBS and ABS are classified as prime, Alt-A or subprime based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance. In general, prime underwriting implies a borrower who has documented their income, who does not have a history of delinquent payments and who has a loan amount that is at or less than 80% of the market value of the house at the origination date, while Alt-A underwriting implies a prime borrower who has limited income documentation and/or a loan-to-value ratio of higher than 80%, among other factors. While we generally follow the collateral type definitions provided by the NRSROs, we do review the credit performance of the underlying collateral, and revise the classification where appropriate when completing our OTTI assessment. We do not hold any collateralized debt obligations. All MBS and ABS were rated AAA at the date of purchase. The classification (prime, Alt-A, or subprime) is based on the classification by the NRSRO’s upon issuance in Tables 28-36 and 39.

As of September 30, 2009, we have no MBS classified as AFS. All of our AFS are agency debentures. We had no AFS in an unrealized loss position, after derivative and hedging adjustments.

We monitor our investments for substantive changes in relevant market conditions and any declines in fair value. If delinquency and/or loss rates on mortgages continue to increase, and/or a rapid decline in residential real estate values continues, we could experience further reduced yields or additional losses on our investment securities.

As of September 30, 2009, our investments in MBS classified as HTM had gross unrealized losses totaling $470.0 million, most of which were related to Private-label MBS and ABS. These gross unrealized losses were primarily due to significant uncertainty about the future condition of the mortgage market and the economy, and continued deterioration in the credit performance of loan collateral underlying these securities, causing these assets to be valued at significant discounts to their acquisition cost.

For our Agency Investments, agency debentures, and corporate debentures guaranteed by the FDIC, we determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect us from losses based on current expectations. As a result, we have determined that, as of September 30, 2009, all of the gross unrealized losses on our Agency Investments, agency debentures and corporate debentures guaranteed by the FDIC are temporary.

When the fair value of an individual investment security falls below its amortized cost, we evaluate whether the impairment is other-than-temporary on a quarterly basis. As part of this process, we consider whether we intend to sell each debt security and whether it is more likely than not that we will be required to sell the security before its anticipated recovery, which may be to maturity. If either of these conditions is met, we recognize an OTTI charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the Statement of Condition date. For securities in an unrealized loss position that meet neither of these conditions, we perform an analysis to determine if any of these securities are OTTI. We consider whether we expect to recover the entire cost basis of the security by comparing our best estimate of the present value, using the discount rate implicit in the security, of the cash flows expected to be collected from the security with the amortized cost basis of the security. We recognize an OTTI when we determine that we will be unable to recover the entire cost basis of the security and the fair value of the investment security is less than its amortized cost.

Beginning with the third quarter of 2009, our process was changed to select 100% of our Private-label HTM MBS and ABS portfolio for cash flow analysis using the FHLBs’ common platform and agreed-upon assumptions instead of screening for at-risk securities. In response to the ongoing deterioration in housing prices, credit market stress, and weakness in the U.S. economy in 2009, which continued to affect the credit quality of the collateral, we modified certain assumptions in our models to reflect higher default rates, more extreme loss severities, and more negative rates of housing price recovery than we used in our analyses as of December 31, 2008; March 31, 2009; and June 30, 2009.

In performing the cash flow analysis for each of these securities, we used two specific third-party models. The first third-party model considers borrower characteristics and the particular attributes of the loans underlying our securities, in conjunction with assumptions about future changes in home prices, interest rates, and other assumptions to project prepayments, default rates, and loss severities. A significant input to the first third-party model is the forecast of future housing price changes for the relevant states and CBSA, which are based on an assessment of the relevant housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area of 10,000 or more people. Our housing price forecast assumed CBSA-level current-to-trough home price declines ranging from 0% to 20% over the next 9 to 15 months. Thereafter, home prices are projected to remain flat in the first six months, increase 0.5% in the next six months, 3% in the second year and 4% in each subsequent year.

The month-by-month projections of future loan performance derived from the first third-party model, which reflect projected prepayments, default rates, and loss severities, are then input into a second third-party model that allocates the projected loan-level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on the model approach described above reflects a scenario as supplied by the FHLB OTTI Governance Committee and includes a base case current to trough housing price forecast and a base case housing price recovery path described in the prior paragraph. In accordance with the Finance Agency OTTI Consistency Guidance, described under “Regulatory Developments” in our Quarterly Report on Form 10-Q filed with the SEC on August 12, 2009, as part of our analysis of OTTI of Private-label MBS and ABS, we used the specified third-party risk model and third-party detailed underlying data source.

The methods and assumptions evaluated and approved by the FHLB OTTI Governance Committee were based on recommendations for prime and Alt-A MBS developed primarily by the FHLB of San Francisco and developed for subprime MBS by the FHLB of Chicago.

For the period ending September 30, 2009, to support consistency among the FHLBs, we have performed our OTTI analysis primarily using key modeling assumptions approved by the FHLB OTTI Governance Committee for 78 of our RMBS. We have contracted with the FHLB of Chicago to perform cash flow analyses for our subprime private-label MBS. For the period ended September 30, 2009, the FHLB of Chicago provided cash flow projections for two of our securities. We have contracted with the FHLB of San Francisco to perform cash flow analysis for one security held in common with another FHLB.

Although we may engage another FHLB to perform the cash flow analysis underlying our OTTI determination, we are responsible for making our own determination of impairment and the reasonableness of assumptions, inputs, and methodologies used and for performing the required present value calculations using appropriate historical cost bases and yields. FHLBs that hold the same private-label MBS are required to consult with one another to make sure that any decision that a commonly held private-label MBS is OTTI, including the determination of fair value and the credit loss component of the unrealized loss, is consistent among those FHLBs.

Certain private-label MBS backed by commercial real estate loans, manufactured housing loans and other securities unable to be cash flow tested were outside the scope of the FHLB OTTI Governance Committee, as shown below:

•

For one subprime private-label MBS that we held in common with another FHLB, neither FHLB of San Francisco nor FHLB of Chicago was able to perform the necessary cash flow analysis using the specified third-party model. However, we were able to perform the necessary cash flow analysis using a different third-party model and determined that the security was not OTTI at September 30, 2009. We then consulted with the other FHLB with respect to the commonly held security and verified consistency in our respective determinations regarding OTTI.

•

An additional subprime security was unable to be modeled by the FHLB of Chicago, and we performed the necessary cash flow analysis using our second third-party model. We determined this security was not OTTI at September 30, 2009.

•

We hold one private-label CMBS. Based upon our assessment of the creditworthiness of the issuer of our CMBS, the credit ratings assigned by the NRSROs, the performance of the underlying loans, and the credit support provided by the subordinate securities, we expect that our CMBS would not be settled at an amount less than the amortized cost basis in this investment. Furthermore, the decline in market value of this security is not attributable to credit quality, we do not intend to sell the investment, and it is not more likely than not that we will be required to sell the investment before recovery of the amortized cost basis. As a result, we do not consider this investment to be OTTI at September 30, 2009.

Based on these analyses and reviews of our Private-label MBS, we determined that twelve of our Private-label MBS and ABS were OTTI at September 30, 2009, because we determined it was likely that we would not recover the entire amortized cost basis of each of these securities. These securities included the six securities that had first been identified as OTTI in the first or second quarters of 2009. At September 30, 2009, the estimated weighted average life of these twelve securities was approximately four years.

In accordance with the OTTI guidance, for the third quarter of 2009, the impairment related to the credit loss of $24.3 million was reflected in Other Income (Loss) and the impairment related to all other factors of $48.6 million was reflected in OCI. For the nine months ended September 30, 2009, the impairment related to the credit loss of $44.9 million was reflected in Other Income (Loss) and the impairment related to all other factors of $210.9 million was reflected in OCI. For each security, the amount of the non-credit-related impairment will be accreted prospectively, based on the amount and timing of future estimated cash flows, over the remaining life of the security as an increase in the carrying value of the security, with no effect on earnings unless the security is subsequently sold or there are additional decreases in the cash flows expected to be collected. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities before their anticipated recovery of the remaining amortized cost basis.

We recorded OTTI charges for these twelve securities during the three and nine months ended September 30, 2009, as follows ($ amounts in thousands):

Table 27 – OTTI Related to Credit Losses or All Other Factors

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	Impairment Related to Credit Loss	Impairment Related to All Other Factors	Total Impairment	Impairment Related to Credit Loss	Impairment Related to All Other Factors	Total Impairment
Impairment on securities for which OTTI was not previously recognized	$5,848	$63,316	$69,164	$44,905	$210,898	$255,803
Additional impairment on securities for which OTTI charge was previously recognized	18,463	(14,677)	3,786	—	—	—
Accretion of impairment related to all other factors	—	(9,835)	(9,835)	—	(18,080)	(18,080)

Total	$24,311	$38,804	$63,115	$44,905	$192,818	$237,723

Because there is a continuing risk that further declines in the fair value of our MBS may occur and that we may record additional material OTTI charges in future periods, our current and retained earnings and our ability to pay dividends and repurchase or redeem capital stock could be adversely affected.

The twelve Private-label MBS and ABS considered OTTI at September 30, 2009, are all RMBS and are shown by collateral type in Table 28. Table 29 shows the total impairment for the three and nine months ended September 30, 2009, before accretion of the impairment taken through September 30, 2009 ($ amounts for both tables in thousands).

Table 28 – Outstanding Balances of OTTI Private-label RMBS by Loan Collateral Type

	As of September 30, 2009
	Unpaid Principal Balance	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
OTTI Private-label RMBS Backed by Loans Classified as:
Prime	$650,231	$604,969	$(147,253)	$457,716
Alt-A	76,362	73,456	(11,138)	62,318

Total	$726,593	$678,425	$(158,391)	$520,034

Table 29 – OTTI on Private-label RMBS by Loan Collateral Type (before accretion)

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	Impairment Related to Credit Loss	Impairment Related to All Other Factors	Total Impairment	Impairment Related to Credit Loss	Impairment Related to All Other Factors	Total Impairment
OTTI Private-label RMBS Backed by Loans Classified as:
Prime	$21,837	$47,878	$69,715	$42,398	$198,830	$241,228
Alt-A	2,474	761	3,235	2,507	12,068	14,575

Total	$24,311	$48,639	$72,950	$44,905	$210,898	$255,803

In addition to evaluating our Private-label MBS and ABS under a base case (or best estimate) scenario, we also performed a cash flow analysis for each of these securities under a more stressful housing price scenario.

The more stressful scenario was based on a housing price forecast that was 5 percentage points lower at the trough than the base case scenario, followed by a flatter recovery path. Under the more stressful scenario, current-to-trough home price declines were projected to range from 5% to 25% over the next 9 to 15 months. Thereafter, home prices were projected to increase 0% in the first year, 1% in the second year, 2% in each of the third and fourth years and 3% in each subsequent year.

The following table shows the base case scenario and what the impact on OTTI would have been under the more stressful housing price scenario ($ amounts in thousands):

Table 30 – Stress Scenario Using a More Severe Housing Price Forecast

For the Three Months Ended September 30, 2009	Number of Securities Impaired	Unpaid Principal Balance	Impairment related to Credit Loss included in Statement of Income	Number of Securities Impaired Using Adverse HPI Scenario	Unpaid Principal Balance	Estimated Credit Loss Using Adverse HPI Scenario
Prime	10	$650,231	$21,837	18	$1,112,392	$42,205
Alt-A	2	76,362	2,474	2	76,362	4,038

Total	12	$726,593	$24,311	20	$1,188,754	$46,243

For more information on the Bank’s OTTI analysis and reviews, see Note 5 to the Financial Statements.

For our Private-label MBS and ABS that were not OTTI as of September 30, 2009, we do not intend to sell these securities; it is not more likely than not that we will be required to sell these securities before our anticipated recovery of the remaining amortized cost basis; and we expect to recover the remaining amortized cost basis of these securities. As a result, we have determined that, as of September 30, 2009, the unrealized losses on the remaining Private-label MBS and ABS are temporary. As of September 30, 2009, 66% of our Private-label MBS and ABS that were not OTTI (percentage based on the unpaid principal balance) were rated investment grade, of which 62% were rated AAA, with the remainder rated below investment grade. The credit ratings used are based on the lowest of Moody’s, Standard & Poor’s, or comparable Fitch ratings.

The following table presents our Private-label MBS and ABS by collateral type and credit rating ($ amounts in thousands).

Table 31 – Private-label MBS and ABS Credit Ratings By Year of Securitization, Unpaid Principal Balance

September 30, 2009

	AAA	AA	A	BBB	Below Investment Grade (3)	Total
Prime RMBS
2007	$—	$—	$—	$—	$746,052	$746,052
2006	—	—	—	91,324	299,316	390,640
2005	41,501	129,869	91,232	171,754	440,148	874,504
2004	377,963	—	37,102	—	—	415,065
2003 and prior	462,612	26,065	—	—	—	488,677

Sub-total Prime RMBS	882,076	155,934	128,334	263,078	1,485,516	2,914,938

Alt-A RMBS
2005	—	—	—	30,281	76,362	106,643
2003 and prior	63,608	15,033	—	—	—	78,641

Sub-total Alt-A RMBS	63,608	15,033	—	30,281	76,362	185,284

Subprime RMBS
2003 and prior	181	—	—	—	—	181

Sub-total Subprime RMBS	181	—	—	—	—	181

Home Equity ABS(1)
2003 and prior	—	—	—	—	3,843	3,843

Sub-total Home Equity ABS	—	—	—	—	3,843	3,843

Manufactured Housing ABS(1)
2003 and prior	—	21,772	—	—	—	21,772

Sub-total Manufactured Housing ABS	—	21,772	—	—	—	21,772

CMBS(2)
2003 and prior	37,378	—	—	—	—	37,378

Sub-total CMBS	37,378	—	—	—	—	37,378

Total Private-label MBS and ABS	$983,243	$192,739	$128,334	$293,359	$1,565,721	$3,163,396

(1)	Our home equity and manufactured housing bonds are all subprime.

(2)	Our CMBS are all prime.

(3)	Below investment grade includes $56.7 thousand of BB-rated securities, $529.8 thousand of B-rated securities, $485.3 thousand of CCC-rated securities, $418.9 thousand of CC-rated securities, and $75.0 thousand of C-rated securities.

The following table shows the credit characteristics of our Private-label MBS and ABS. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will absorb losses before the Bank will experience a loss on the security. The calculated original, average, and current credit enhancement amounts represent the dollar-weighted averages of all the Private-label MBS and ABS in each category shown ($ amounts in thousands).

Table 32 – Private-label MBS and ABS Credit Characteristics

September 30, 2009

								Underlying Collateral Performance and Credit Enhancement Statistics
	Weighted Average Price	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value	Impairment Related to Credit Loss	Impairment Related to All Other Factors	Total OTTI	Weighted Average Original Credit Support	Weighted- Average Credit Support	Minimum Credit Support(1)	Weighted Average Collateral Delinquency 60 or More Days(2)
Prime RMBS
2007	72.73	$703,479	$(160,881)	$542,598	$39,479	$178,000	$217,479	7.0%	6.9%	3.3%	14.7%
2006	85.57	388,370	(54,105)	334,265	630	7,344	7,974	4.3%	5.3%	4.2%	9.6%
2005	80.51	868,504	(164,412)	704,092	2,289	13,486	15,775	6.0%	8.0%	3.5%	7.5%
2004	91.08	414,155	(36,122)	378,033	—	—	—	3.1%	6.7%	3.8%	2.4%
2003 and prior	94.78	486,826	(23,650)	463,176	—	—	—	2.2%	7.4%	1.9%	1.8%

Sub-total Prime RMBS	83.09	2,861,334	(439,170)	2,422,164	42,398	198,830	241,228	5.0%	7.1%	1.9%	7.9%

Alt-A RMBS
2005	85.78	103,639	(12,163)	91,476	2,507	12,068	14,575	5.4%	6.8%	5.0%	14.6%
2003 and prior	87.38	77,619	(8,900)	68,719	—	—	—	3.0%	8.4%	3.6%	5.3%

Sub-total Alt-A RMBS	86.46	181,258	(21,063)	160,195	2,507	12,068	14,575	4.4%	7.5%	3.6%	10.7%

Subprime RMBS
2003 and prior	91.40	181	(16)	165	—	—	—	23.0%	88.5%	88.5%	26.7%

Sub-total Subprime RMBS	91.40	181	(16)	165	—	—	—	23.0%	88.5%	88.5%	26.7%

Home Equity ABS(3) (4)
2003 and prior	62.41	3,782	(1,384)	2,398	—	—	—	100.0%	100.0%	100.0%	26.2%

Sub-total Home Equity ABS	62.41	3,782	(1,384)	2,398	—	—	—	100.0%	100.0%	100.0%	26.2%

Manufactured Housing ABS(4)
2003 and prior	64.38	21,695	(7,679)	14,016	—	—	—	27.7%	27.7%	27.7%	2.1%

Sub-total Manufactured Housing ABS	64.38	21,695	(7,679)	14,016	—	—	—	27.7%	27.7%	27.7%	2.1%

CMBS (5)
2003 and prior	99.94	37,385	(31)	37,354	—	—	—	37.0%	65.8%	65.8%	1.2%

Sub-total CMBS	99.94	37,385	(31)	37,354	—	—	—	37.0%	65.8%	65.8%	1.2%

Total Private-label MBS and ABS	83.34	$3,105,635	$(469,343)	$2,636,292	$44,905	$210,898	$255,803	5.6%	8.1%	1.9%	8.0%

(1)	Includes the bond with the lowest credit support percentage in each vintage.

(2)	Includes delinquencies of 60 days and more, foreclosures, real estate owned and bankruptcies, weighted by unpaid principal balance based on loan groups for certain bonds.

(3)	The credit support for the home equity bonds is provided by MBIA Insurance Corporation.

(4)	Our home equity and manufactured housing bonds are all subprime.

(5)	Our CMBS are all prime.

The following table presents the weighted-average delinquency of the collateral underlying our Private-label MBS and ABS by collateral type and credit rating ($ amounts in thousands).

Table 33 – Private-label MBS and ABS and Weighted-Average Collateral Delinquency

September 30, 2009

	Unpaid Principal Balance	Amortized Cost	Carrying Value	Gross Unrealized Losses	Weighted- average Collateral Delinquency 60 or More Days(2)
Prime RMBS
Investment grade
AAA-rated	$882,076	$879,301	$879,301	$(58,494)	2.0%
AA-rated	155,934	155,298	155,298	(8,518)	3.9%
A-rated	128,334	127,880	127,880	(8,436)	4.4%
BBB-rated	263,078	262,231	262,231	(17,284)	4.3%

Sub-total Prime RMBS investment grade	1,429,422	1,424,710	1,424,710	(92,732)	2.9%

Below investment grade
BB-rated	56,658	56,581	56,581	(20,714)	13.1%
B-rated	497,995	495,486	495,486	(137,492)	10.1%
CCC-rated	436,965	430,901	393,882	(77,997)	10.7%
CC-rated	418,867	387,639	269,271	(88,439)	16.7%
C-rated	75,031	66,017	39,723	(21,796)	20.7%

Sub-total Prime RMBS below investment grade	1,485,516	1,436,624	1,254,943	(346,438)	12.8%

Total Prime RMBS	2,914,938	2,861,334	2,679,653	(439,170)	7.9%

Alt-A RMBS
Investment grade
AAA-rated	63,608	62,843	62,843	(6,015)	4.7%
AA-rated	15,033	14,776	14,777	(2,886)	7.4%
BBB-rated	30,281	30,183	30,183	(1,024)	0.4%

Sub-total Alt-A RMBS investment grade	108,922	107,802	107,803	(9,925)	3.9%

Below investment grade
B-rated	28,001	27,711	25,694	(2,017)	10.8%
CCC-rated	48,361	45,745	36,624	(9,121)	25.8%

Sub-total Alt-A RMBS below investment grade	76,362	73,456	62,318	(11,138)	20.3%

Total Alt-A RMBS	185,284	181,258	170,121	(21,063)	10.7%

Subprime RMBS (1)
Investment grade
AAA-rated	181	181	181	(16)	26.7%

Total Subprime RMBS	181	181	181	(16)	26.7%

Home Equity ABS
Below investment grade
B-rated	3,843	3,782	3,782	(1,384)	26.2%

Sub-total Home Equity ABS below investment grade	3,843	3,782	3,782	(1,384)	26.2%

Total Home Equity ABS	3,843	3,782	3,782	(1,384)	26.2%

Manufactured Housing ABS(1)
Investment grade
AA-rated	21,772	21,695	21,695	(7,679)	2.1%

Total Manufactured Housing ABS	21,772	21,695	21,695	(7,679)	2.1%

CMBS (1)
Investment grade
AAA-rated	37,378	37,385	37,385	(31)	1.2%

Total CMBS	37,378	37,385	37,385	(31)	1.2%

Total Private-label MBS and ABS	$3,163,396	$3,105,635	$2,912,817	$(469,343)	8.0%

(1)	We held no securities in this classification rated below investment grade at September 30, 2009.

(2)	Includes delinquencies of 60 days and more, foreclosures, real estate owned and bankruptcies, weighted by unpaid principal balance based on loan groups for certain bonds.

Tables 34 - 37 present our Private-label MBS and ABS by collateral type ($ amounts in thousands for tables 34 and 35).

Table 34 – Private-label MBS and ABS by Collateral Type, Unpaid Principal Balance

	September 30, 2009			December 31, 2008
	Fixed Rate	Variable Rate (1), (4)	Total	Fixed Rate	Variable Rate(1), (4)	Total
RMBS
Prime loans	$1,821,338	$1,093,600	$2,914,938	$2,590,858	$1,609,024	$4,199,882
Alt-A loans	185,284	—	185,284	251,506	—	251,506
Subprime loans	—	181	181	—	411	411

Total RMBS	2,006,622	1,093,781	3,100,403	2,842,364	1,609,435	4,451,799

CMBS (2)
Prime loans	37,378	—	37,378	64,771	—	64,771

Total CMBS	37,378	—	37,378	64,771	—	64,771

Home Equity Loans ABS (3)
Subprime loans	—	3,843	3,843	—	4,265	4,265

Total Home Equity Loans ABS	—	3,843	3,843	—	4,265	4,265

Manufactured Housing ABS (3)
Subprime Loans	21,772	—	21,772	24,066	—	24,066

Total Manufactured Housing ABS Loans	21,772	—	21,772	24,066	—	24,066

Total Private-label MBS and ABS	$2,065,772	$1,097,624	$3,163,396	$2,931,201	$1,613,700	$4,544,901

(1)	Variable rate Private-label MBS and ABS include those with a contractual coupon rate that, prior to contractual maturity, is either scheduled to change or is subject to change.

(2)	Our CMBS are all prime.

(3)	Our home equity and manufactured housing loans are all subprime.

(4)	Includes unpaid principal of Hybrid Adjustable Rate Mortgage securities of $1,093,600 thousand and $1,609,024 thousand at September 30, 2009, and December 31, 2008, respectively.

Table 35 – Weighted Average Collateral Delinquency Rates and Credit Ratings of Private-label MBS and ABS in a Gross Unrealized Loss Position

	As of September 30, 2009				As of September 30, 2009, and November 6, 2009
	Unpaid Principal Balance	Carrying Value	Gross Unrealized Losses	Weighted-average Collateral Delinquency 60 or More Days(1)	% Rated AAA	% Investment Grade	% Below Investment Grade
RMBS backed by:
First lien prime loans	$2,914,938	$2,679,653	$(439,170)	7.9%	30.3%	49.0%	51.0%
First lien Alt-A loans	185,284	170,121	(21,063)	10.7%	34.3%	58.8%	41.2%
First lien subprime loans	181	181	(16)	26.7%	100.0%	100.0%	0.0%

Total Private-label RMBS	3,100,403	2,849,955	(460,249)	8.1%	30.5%	49.6%	50.4%

CMBS backed by: (2)
First lien prime loans	37,378	37,385	(31)	1.2%	100.0%	100.0%	0.0%

Total	37,378	37,385	(31)	1.2%	100.0%	100.0%	0.0%

ABS Home equity loans backed by: (3)
Second lien subprime loans	3,843	3,782	(1,384)	26.2%	0.0%	0.0%	100.0%

Total ABS - home equity loans	3,843	3,782	(1,384)	26.2%	0.0%	0.0%	100.0%

ABS Manufactured housing loans backed by: :(3), (4)
Subprime loans	21,772	21,695	(7,679)	2.1%	0.0%	100.0%	0.0%

Total ABS manufactured housing loans	21,772	21,695	(7,679)	2.1%	0.0%	100.0%	0.0%

Total Private-label MBS and ABS	$3,163,396	$2,912,817	$(469,343)	8.0%	31.1%	50.5%	49.5%

(1)	Includes delinquencies of 60 days and more, foreclosures, real estate owned and bankruptcies, weighted by unpaid principal balance based on loan groups for certain bonds.

(2)	At September 30, 2009, we held no securities in this classification backed by Alt-A or subprime loans.

(3)	At September 30, 2009, we held no securities in this classification backed by prime or Alt-A loans.

(4)	This security is not secured by loans having a first lien or second lien status.

Table 36 – Fair Value of Private-label MBS and ABS as a Percentage of Unpaid Principal Balance By Year of Securitization

	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008
Prime RMBS
2007	72.7%	67.6%	71.6%	73.2%	85.5%
2006	85.6%	78.1%	82.8%	83.2%	95.5%
2005	80.5%	78.1%	77.7%	80.1%	92.7%
2004	91.1%	87.7%	89.2%	88.3%	93.9%
2003 and prior	94.8%	93.0%	92.0%	90.2%	92.4%
Weighted-average of all Prime RMBS	83.1%	79.7%	82.0%	82.9%	91.8%

Alt-A RMBS
2005	85.8%	78.3%	83.9%	82.9%	92.4%
2003 and prior	87.4%	85.1%	84.3%	82.9%	84.9%
Weighted-average of all Alt-A RMBS	86.5%	81.1%	84.1%	82.9%	89.4%

Subprime RMBS
2003 and prior	91.4%	91.3%	89.9%	90.7%	98.9%
Weighted-average of all Subprime RMBS	91.4%	91.3%	89.9%	90.7%	98.9%

Home Equity ABS(1)
2003 and prior	62.4%	73.3%	81.7%	83.0%	84.8%
Weighted-average of all Home Equity ABS	62.4%	73.3%	81.7%	83.0%	84.8%

Manufactured Housing ABS(1)
2003 and prior	64.4%	64.0%	64.4%	64.4%	79.9%
Weighted-average of all Manufactured Housing ABS	64.4%	64.0%	64.4%	64.4%	79.9%

CMBS (2)
2003 and prior	99.9%	99.9%	99.8%	99.3%	99.9%
Weighted-average of all CMBS	99.9%	99.9%	99.8%	99.3%	99.9%
Weighted-average of all Private-label MBS and ABS	83.3%	79.9%	82.2%	83.0%	91.8%

(1)	Our home equity and manufactured housing bonds are all subprime.

(2)	Our CMBS are all prime.

Table 37 – Collateral Characteristics of Private-label MBS and ABS

	September 30, 2009
Weighted average	Prime	Alt-A	Subprime
Original FICO® scores (1)	736	716	n/a (2)
Original Loan-to-value ratio(1)	65.2%	59.6%	84.9%
Interest-only composition (1)	45.0%	10.7%	n/a (2)
Investment property composition (1)	1.0%	4.5%	n/a (2)
Delinquency rate(1), (3)	7.9%	10.7%	5.9%
Current credit support (1)	7.1%	7.5%	38.9%
Cumulative Loss (4)	0.5%	0.4%	11.4%

(1)	Excludes CMBS as this information is not applicable/available.

(2)	This information is not available for certain bonds.

(3)	Includes delinquencies of 60 days and more, foreclosures, real estate owned and bankruptcies, weighted by unpaid principal balance based on loan groups for certain bonds.

(4)	This is the cumulative loss of the underlying collateral in the MBS or ABS deal since the date of issuance.

The following table provides the five states with the highest concentration for our Private-label MBS and ABS.

Table 38 – Geographic Concentration of Collateral Securing Private-label MBS and ABS – Top Five States

As of September 30, 2009

% of Total Unpaid Principal Balance
California	48.8%
New York	6.6%
Florida	4.6%
Virginia	3.9%
New Jersey	3.1%
All other	33.0%

Total	100.0%

The following table provides the Private-label MBS and ABS with interest-only characteristics ($ amounts in thousands).

Table 39 – Private-label MBS and ABS with Interest Only Characteristics(1), Unpaid Principal Balance

	September 30, 2009						December 31, 2008
	Fixed Rate		Variable Rate		Total		Fixed Rate		Variable Rate		Total
Prime	$292,716	9.3%	$923,137	29.2%	$1,215,853	38.5%	$349,152	7.7%	$1,004,160	22.1%	$1,353,312	29.8%
Prime with mandatory redemption	—	0.0%	96,270	3.0%	96,270	3.0%	—	0.0%	439,411	9.7%	439,411	9.7%
Alt-A	19,753	0.6%	—	0.0%	19,753	0.6%	24,137	0.5%	—	0.0%	24,137	0.5%

Total	$312,469	9.9%	$1,019,407	32.2%	$1,331,876	42.1%	$373,289	8.2%	$1,443,571	31.8%	$1,816,860	40.0%

(1)	This information excludes CMBS.

There were no subsequent downgrades of our Private-label MBS and ABS from October 1, 2009, to November 6, 2009.

Our investments secured by home equity loans are insured by MBIA Insurance Corporation. The bond insurance on these investments guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool.

The following table provides the credit ratings as of November 6, 2009, of our third-party bond insurer, along with the amount of investment securities insured as of September 30, 2009 ($ amounts in thousands):

Table 40 – Investments Insured by Financial Guarantors

Insurer Financial Strength Ratings

Financial Guarantor	S&P	Moody’s	Fitch	Amount Insured
MBIA Insurance Corporation	BB	B	Not rated	$3,843

MPP. We are exposed to credit risk on loans purchased from members through the MPP. Loans previously purchased from a former member, Bank of America, N.A., contributed interest income that exceeded 10% of our total interest income for the three and nine months ended September 30, 2009. Total mortgage loans outstanding as of September 30, 2009, purchased from Bank of America, N.A. were $2.9 billion or 38.8% of total mortgage loans outstanding, at par. The amount of imputed interest income earned during the three and nine months ended September 30, 2009, from mortgage loans purchased from Bank of America, N.A. was $36.3 million or 14.8% of total interest income and $125.1 million or 13.8% of total interest income, respectively.

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

Our primary management of credit risk in MPP involves the mortgage assets themselves (i.e., through conservative underwriting guidelines and homeowners’ equity) and additional layers of credit enhancements for our conventional loans. Credit enhancements include (in order of priority):

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

Generally, after five years, unless funds are encumbered for specific loss claims, if the balance of the funds in the LRA exceeds the required balance, the excess amounts are distributed to the seller as set forth in the master commitment contract that establishes the LRA. Once an MPP pool has been outstanding for more than 11 years, a balance is not required to be maintained in the LRA with respect to that pool.

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

The following table presents changes in the LRA for the nine months ended September 30, 2009, and the year ended December 31, 2008 ($ amounts in thousands):

Table 41 – Lender Risk Accounts

	For the Nine Months Ended September 30, 2009	For the Year Ended December 31, 2008
Balance of LRA at beginning of period	$21,892	$21,090
Collected through periodic interest payments	4,093	6,034
Disbursed for mortgage loan losses	(1,484)	(1,957)
Returned to members	(1,069)	(3,275)

Balance of LRA at end of period	$23,432	$21,892

Based on the available data, we believe we have very little exposure to loans in the MPP that are considered to have characteristics of subprime or Alt-A loans. Further, we do not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy.

The following table presents an analysis of our loan portfolio ($ amounts in thousands):

Table 42 – Loan Portfolio Analysis

	September 30, 2009	December 31, 2008
Mortgage Loans Held for Portfolio	$7,508,369	$8,780,098
Real estate owned(1)	$—	$1
Real estate mortgages past due 90 – 179 days and still accruing interest(2)	$71,953	$47,105
Foreclosures(3)	$91,787	$57,059

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest contractually due during the period	$99,736	$118,758	$319,985	$363,588
Interest actually received during the period	99,736	118,758	319,985	363,588

Shortfall(2)	$—	$—	$—	$—

(1)	Loans reflected as real estate owned include our residual participation in conventional loans not part of the MPP.

(2)	The monthly delinquency information reported is provided by the servicer through the master servicer one month after the actual mortgage loan balance activity.

(3)	Foreclosures include loans past due 180 days or more and still accruing interest.

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

We place all conventional loans on non-accrual status when, using current information and events, we determine we will be unable to collect all principal and interest contractually due under the loan agreement. Loans remain on non-accrual status until the past-due status has been remedied. As of September 30, 2009, and December 31, 2008, we had no loans on non-accrual status. An FHA loan is not placed on non-accrual status when the collection of the contractual principal or interest is 90 days or more past due because of the United States government guarantee of the loan and the contractual obligation of the loan servicer for loans serviced on a scheduled/scheduled basis.

Loan Characteristics

The following table provides the weighted average FICO® scores and weighted average Loan-to-value at origination for conventional MPP Loans outstanding at September 30, 2009, and December 31, 2008:

Table 43 - Weighted Average FICO® Scores and Loan-to-Value Ratios at Origination

	September 30, 2009	December 31, 2008
Weighted average FICO® score	748	747
Weighted average Loan-to-value	72%	71%

Loans in the MPP are dispersed geographically, as shown in the following table:

Table 44 – Geographic Dispersion of MPP Loans (1) (2)

	September 30, 2009	December 31, 2008
Midwest	39.2%	37.2%
Northeast	10.6%	10.9%
Southeast	19.1%	19.5%
Southwest	19.3%	20.1%
West	11.8%	12.3%

Total	100.0%	100.0%

(1)	Percentages calculated based on the unpaid principal balance at the end of each period.

(2)	Midwest includes IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI.

Northeast includes CT, DE, MA, ME, NH, NJ, NY, PA, RI, VI and VT.

Southeast includes AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV.

Southwest includes AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT.

West includes AK, CA, HI, ID, MT, NV, OR, WA, and WY.

The top five states by concentration were as follows:

Table 45 – Concentration of Conventional MPP Loans by State

	September 30, 2009	December 31, 2008
Indiana	16.6%	15.9%
Michigan	13.3%	11.1%
California	8.8%	9.0%
Texas	5.5%	5.7%
Florida	5.4%	5.1%
All others	50.4%	53.2%

Total	100.0%	100.0%

The MPP mortgage loans held for portfolio are currently dispersed across all fifty states, and the District of Columbia. No single zip code represented more than 1% of MPP loans outstanding at September 30, 2009, or December 31, 2008. It is likely that the concentration of MPP loans in our district states of Indiana and Michigan will increase in the future due to the loss of our three largest sellers that were our greatest sources of nationwide mortgages. See “The Economy and the Financial Services Industry” herein for more information on unemployment and foreclosure rates in Indiana and Michigan. The median outstanding balance of an MPP loan at time of acquisition was approximately $135,000 at September 30, 2009, and $138,000 at December 31, 2008.

The following table presents the property types of the underlying mortgage assets ($ amounts in thousands):

Table 46 – Property Types of MPP Loans

	September 30, 2009	December 31, 2008
Single-family	$6,341,575	$7,415,045
Planned unit development	661,153	794,944
Condominium	407,789	460,790
Multi-family	84,089	92,643
Manufactured housing	422	445

Total, at par	$7,495,028	$8,763,867

An analysis of real estate mortgages past due 90 days or more and still accruing interest and the percentage of those loans to the total real estate mortgages outstanding as of September 30, 2009, and December 31, 2008, is presented below ($ amounts in thousands):

Table 47 – Real Estate Mortgages Past Due 90 Days or More

	As of September 30, 2009	As of December 31, 2008
Total conventional mortgage loan delinquencies	$46,387	$25,376
Total conventional mortgage loans outstanding, at par	$6,880,038	$8,063,632
Percentage of delinquent conventional loans	0.67%	0.31%
Total conventional mortgage loans in foreclosure, at par	$62,940	$35,888
Percentage of conventional loans in foreclosure(1)	0.91%	0.45%

Total FHA mortgage loan delinquencies	$25,566	$21,729
Total FHA mortgage loans outstanding, at par	$614,990	$700,235
Percentage of delinquent FHA loans	4.16%	3.10%
Total FHA mortgage loans in foreclosure, at par	$28,847	$21,171
Percentage of FHA loans in foreclosure(1)	4.69%	3.02%

(1)	Foreclosures include loans past due 180 days or more and still accruing interest.

The 90-day delinquency ratio for conventional mortgages increased from 0.31% to 0.67%, and the percentage of conventional mortgages in foreclosure increased from 0.45% to 0.91% from December 31, 2008, to September 30, 2009. We expect that a continued decline in the general economic conditions in the United States, and in particular Indiana and Michigan, would result in further increases in the delinquencies in our portfolio. The delinquency ratios for conventional mortgages in our portfolio are below the national averages for conforming, fixed-rate mortgages.

For FHA mortgages, the delinquency rate is generally higher than for the conventional mortgages held in our portfolio. We rely on government insurance, which generally provides a 100% guarantee, as well as quality control processes, to maintain the credit quality of this portfolio. The 90-day delinquency ratio for FHA mortgages has increased from 3.10% to 4.16%, and the percentage of FHA loans in foreclosure increased from 3.02% to 4.69% during the first nine months of 2009. This is due to the credit factors described above. We have not purchased any FHA loans since August 2006.

Based on our analysis, using an estimated liquidation value of 60% of the original appraisal, which is further reduced by estimated liquidation costs, and after consideration of LRA, SMI, and other credit enhancements, we recorded no allowance for credit losses on real estate mortgage loans at September 30, 2009, and December 31, 2008. Although we had no loan charge-offs against a loan loss reserve in 2008 or the first nine months of 2009, our policy is to charge-off a loan against our loan loss reserve when, after foreclosure, the liquidation value of the real estate collateral plus credit enhancements does not cover our mortgage loan balance outstanding, or when an estimated or known loss exists. A loss contingency will be recorded when, in management’s judgment, it is probable that impairment has occurred and the amount of loss can be reasonably estimated. Probable impairment is defined as the point at which we estimate, using current information and events, that we will be unable to collect all principal and interest contractually due. In 2009, we had net losses of $79,000 on the MPP portfolio. While it is possible that we could experience additional losses in the future, the allowance for credit losses on mortgage loans acquired under MPP was $0 as of September 30, 2009.

We are exposed to credit risk if a primary mortgage insurance provider fails to fulfill its claims payment obligations to us. As of September 30, 2009, we were the beneficiary of primary mortgage insurance coverage on $0.8 billion of conventional mortgage loans. We have analyzed our potential loss exposure to all of the mortgage insurance companies and do not expect incremental losses due to the decline in mortgage insurance company ratings. This expectation is based on the credit-enhancement features of our master commitments (exclusive of mortgage insurance), the underwriting characteristics of the loans that back our master commitments, the seasoning of the loans that back these master commitments, and the strong performance of the loans to date. We closely monitor the financial conditions of these mortgage insurance companies.

The following table shows the mortgage insurance companies and related primary mortgage insurance credit enhancement on loans held in our portfolio as of September 30, 2009, and the mortgage-insurance company ratings as of November 6, 2009 ($ amounts in thousands).

Table 48 – Mortgage Insurance Companies that Provided Mortgage Insurance

Mortgage Insurance Company	S & P	Moody’s	Fitch	Balance of Loans with Primary Mortgage Insurance	Primary Mortgage Insurance	Percent of Total Mortgage Insurance Coverage
Radian Group, Inc.	BB	BB	Not rated	$107,501	$28,084	13.3%
Genworth	BBB	BBB	Not rated	95,075	25,196	12.0%
CMG Mortgage Insurance Co.	BBB	Not rated	A	19,796	4,621	2.2%
MGIC	B	BB	BB	265,408	69,159	32.9%
PMI Mortgage Insurance Co.	BB	BB	Not rated	63,966	16,451	7.8%
Republic Mortgage Insurance Co.	A	BBB	BBB	140,304	36,755	17.5%
United Guaranty Corporation	BBB	A	Not rated	84,660	22,572	10.7%
Triad Guaranty Insurance Corporation	Not rated	Not rated	Not rated	28,087	7,485	3.6%

Total				$804,797	$210,323	100.0%

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

Cost of credit enhancements for the nine months ended September 30, 2009, and 2008, are presented below ($ amounts in thousands):

Table 49 – Cost of Credit Enhancements

	For the Nine Months ended September 30,
	2009	2008
Average conventional MPP loans outstanding	$7,477,593	$8,361,357
LRA contributions	$4,093	$4,560
SMI premiums	4,753	5,203

Cost of Credit Enhancements	$8,846	$9,763

Cost of Credit enhancements as a % of average conventional MPP loans outstanding	0.16%	0.16%

As of September 30, 2009, we were the beneficiary of SMI coverage on mortgage pools with a total unpaid principal balance of $6.9 billion. Two mortgage insurance companies provide all of the coverage under these policies.

As of November 6, 2009, both of these mortgage insurance companies have been downgraded to a rating lower than AA- by at least one of the three NRSROs. The table below shows the ratings of these companies as of November 6, 2009, and the credit enhancement needed from each provider to achieve an implied investment-grade credit rating as of September 30, 2009 ($ amounts in thousands).

Table 50 – Mortgage Insurance Companies that Provide SMI

				SMI
Mortgage Insurance Company	S&P	Moody’s	Fitch	September 30, 2009	December 31, 2008
MGIC	B	BB	BB	$165,737	$160,697
Genworth	BBB	BBB	Not rated	54,373	37,419

Total				$220,110	$198,116

Finance Agency regulations require us to use SMI providers that are rated at least AA-, if SMI is used to credit-enhance the mortgages purchased to an implied investment-grade credit rating. The loans purchased are credit-enhanced to achieve an implied rating at an investment grade level based upon an NRSRO model approved by the Finance Agency. If there is evidence of a decline in the credit quality of a mortgage pool, the regulations require us to re-evaluate the mortgage pool for deterioration in credit quality and to allocate risk-based capital to cover any potential credit quality issues when there is a change in the implied credit rating. During the third quarter of 2008, we used the approved NRSRO model to evaluate the entire MPP portfolio due to the downgrade of one of our SMI providers subsequent to the purchase of the loans. This credit quality review was not limited to the downgrade of the SMI providers, but included factors such as home price changes. As of September 30, 2009, we are holding the required amount of risk-based capital allocated to MPP within required minimum standards.

On February 11, 2009, we submitted a request for a no-action letter to the Finance Agency concerning the regulation’s rating requirement, and on August 6, 2009, the Director of the Finance Agency granted a temporary waiver of the requirement. With regard to any MPP loans that are credit-enhanced with SMI and were purchased, or will be purchased, under master commitments that were executed on or before August 6, 2009, the requirement set forth in Section 955.3(b)(1)(ii)(A) of the regulation is waived for a period of one year, provided that we evaluate the claims paying ability of our SMI providers, hold additional retained earnings and take any other steps necessary to mitigate any attendant risk associated with using an SMI provider having a rating below the regulatory standard. In addition, for existing MPP business, we must, by April 8, 2010, submit to the Finance Agency a written analysis of credit enhancement alternatives that do not rely on SMI for existing pools of loans that presently rely upon SMI for credit enhancement. Such alternatives must consider requirements of the Acquired Member Asset (“AMA”) regulation and existing AMA programs, as well as any accounting or other legal requirements.

With regard to new MPP business, the regulatory requirement is waived for a period of six months from August 6, 2009, to allow us to enter into new master commitments during the six-month period, assuming the other requirements of the existing program are met, and provided that we also evaluate the claims paying ability of our SMI providers, hold additional retained earnings, and take any other steps necessary to mitigate any attendant risk associated with using an SMI provider having a rating below the regulatory standard. We may not rely on this waiver to enter into new MPP master commitments with our members after six months from the date of the waiver, unless the Finance Agency extends the waiver period or the MPP product is re-structured with the Finance Agency’s approval. In addition, we must, by December 8, 2009, submit to the Finance Agency a written notice seeking regulatory approval for alternative AMA products or mortgage programs that do not rely on SMI as part of the credit enhancement structure (to the extent we do not already offer such products or programs), if we plan to execute new master commitments after the expiration of the six-month waiver period.

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

The following tables summarize key information on derivative counterparties and provide information on a trade date basis as of September 30, 2009, and December 31, 2008, respectively ($ amounts in thousands):

Table 51 – Derivative Agreements – Counterparty Ratings

	September 30, 2009
Rating(1)	Notional Principal	Percentage of Notional Principal	Credit Exposure Before Collateral	Credit Exposure Net of Collateral
AAA	$1,456,210	4.2%	$—	$—
AA	13,325,498	38.5%	1,292	1,292
A	19,826,773	57.2%	—	—

Total	34,608,481	99.9%	1,292	1,292
Others(2)	51,113	0.1%	107	107

Total derivative notional and credit exposure	$34,659,594	100.0%	$1,399	$1,399

	December 31, 2008
Rating(1)	Notional Principal	Percentage of Notional Principal	Credit Exposure Before Collateral	Credit Exposure Net of Collateral
AAA	$1,954,713	5.3%	$—	$—
AA	17,779,166	48.3%	—	—
A	16,968,516	46.0%	74	74

Total	36,702,395	99.6%	74	74
Others(2)	153,773	0.4%	661	661

Total derivative notional and credit exposure	$36,856,168	100.0%	$735	$735

(1)	The lower of the S&P or Moody’s credit rating.

(2)	Includes the total notional and fair value exposure related to delivery commitments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Measuring Market Risks

We utilize multiple risk measurement methodologies to calculate potential market exposure that include measuring duration, duration gaps, convexity, value at risk, market risk metric (one-month value-at-risk (“VAR”)), earnings at risk and changes in market value of equity. Periodically, stress tests are conducted to measure and analyze the effects that extreme movements in the level of interest rates and the slope of the yield curve would have on our risk position.

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

The following table summarizes the duration of equity levels for our total position:

Table 52 – Effective Duration of Equity Scenarios

	-200 bps (1)	0 bps	+200 bps
September 30, 2009	n/a	(0.69) years	2.21 years
December 31, 2008	n/a	0.57 years	4.22 years

(1)	Due to the current low interest rate environment, the -200 bps scenario does not apply.

The duration of equity in the base case (0 bps) decreased at September 30, 2009, compared to December 31, 2008. Consolidated Obligation and swap rates generally increased, with the exception of some shorter-term rates. The duration of liabilities lengthened relative to the duration of assets. We were in compliance with the duration of equity limits established in the Risk Management Policy that was effective at both of the above points in time.

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

Table 53 – Duration Gap

September 30, 2009	-1.2 months
December 31, 2008	-0.2 months

Convexity

Convexity measures how fast duration changes as a function of interest rate changes. Measurement of convexity is important because of the optionality embedded in the mortgage and callable debt portfolios. The mortgage portfolios exhibit negative convexity due to the embedded prepayment options. The negative convexity on the mortgage assets is mitigated by the negative convexity of underlying callable debt. Convexity is routinely reviewed by management and used in developing funding and hedging strategies for acquisition of mortgage-based assets. A primary strategy for managing convexity risk arising from our mortgage portfolio is the issuance of callable debt. At September 30, 2009, callable debt funding mortgage assets as a percentage of the net mortgage portfolio equaled 45.0%, compared to 49.1% at the end of 2008.

Market Risk-based Capital Requirement

We are subject to the Finance Agency’s risk-based capital regulations. This regulatory framework requires the maintenance of sufficient permanent capital to meet the combined credit risk, market risk, and operations risk components. Our permanent capital is defined by the Finance Agency as Class B Stock (including MRCS) and Retained Earnings. The market risk-based capital component is the sum of two factors. The first factor is the market value of the portfolio at risk from movements in interest rates that could occur during times of market stress. This estimation is accomplished through an internal VAR-based modeling approach which was approved by the Finance Board (predecessor to the Finance Agency) before the implementation of our Capital Plan. The second factor is the amount, if any, by which the current market value of Total Capital is less than 85% of the book value of Total Capital.

The VAR approach used for calculating the first factor is primarily based upon historical simulation methodology. The estimation incorporates scenarios that reflect interest rate shifts, interest rate volatility, and changes in the shape of the yield curve. These observations are based on historical information from 1978 to the present. When calculating the risk-based capital requirement, the VAR comprising the first factor of the market risk component is defined as the potential dollar loss from adverse market movements, for a holding period of 120-business days, with a 99.0% confidence interval, based on these historical prices and market rates. Estimates of the first factor of the market risk component of the risk-based capital requirement as of September 30, 2009, and December 31, 2008, are presented below. A similar VAR calculation based on a one-month holding period is calculated and used as an internal risk metric.

Table 54 – Value at Risk

Actual
September 30, 2009	$333 million
December 31, 2008	$156 million

Changes in Market Value of Equity between the Base Case and Shift Scenarios

We measure potential changes in the market value of equity based on the current month-end level of rates versus the market value of equity under large parallel rate shifts. The following table provides information related to the sensitivity of our interest rate position:

Table 55 – Change in Market Value of Equity from Base Rates

	-200 bps (1)	+200 bps
September 30, 2009	n/a	(2.3)%
December 31, 2008	n/a	(9.5)%

(1)	Due to the current low interest rate environment, the -200 bps scenario does not apply.

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

The volume of derivative hedges is often expressed in terms of notional principal, which is the amount upon which interest payments are calculated. The following table highlights the notional amounts by type of derivative agreement as of September 30, 2009, and December 31, 2008 ($ amounts in thousands):

Table 56 – Notional Principal by Type of Derivative Agreements

	September 30, 2009	December 31, 2008
Debt swaps
Bullet	$14,283,408	$12,080,655
Callable	1,460,000	3,637,000
Complex	1,940,000	755,000
Advances swaps
Bullet	9,831,775	12,857,510
Putable	5,452,000	5,597,000
Callable	40,000	171,845
Complex	—	1,000
GSE investment swaps	1,600,000	1,600,000
MBS swaps	1,298	1,385
Other swaps	—	1,000
TBA MPP hedges	25,100	77,600
Mandatory delivery commitments	26,013	76,173

Total	$34,659,594	$36,856,168

The above table includes interest rate swaps, TBA MBS hedges, mandatory delivery commitments and swaptions. Complex swaps include, but are not limited to, step-up and range bonds. The level of different types of derivatives is contingent upon and tends to vary with, balance sheet size, Advances demand, MPP purchase activity, and Consolidated Obligation issuance levels.

The table below presents derivative instruments by hedged instrument as of September 30, 2009, and December 31, 2008 ($ amounts in thousands):

Table 57 – Derivative Instruments by Hedged Instrument – Accrued Interest Excluded from the Fair Value

	As of September 30, 2009		As of December 31, 2008
	Total Notional	Estimated Fair Value	Total Notional	Estimated Fair Value
Advances
Fair value hedges	$15,313,775	$(914,340)	$18,616,355	$(1,241,153)
Economic hedges	10,000	(449)	12,000	(539)

Total	15,323,775	(914,789)	18,628,355	(1,241,692)

Investments
Fair value hedges	1,600,000	(206,305)	1,600,000	(306,251)
Economic hedges	1,298	(43)	1,385	48

Total	1,601,298	(206,348)	1,601,385	(306,203)

MPP loans
Economic hedges	25,100	(225)	77,600	(717)
Economic (stand-alone delivery commitments)	26,013	102	76,173	648

Total	51,113	(123)	153,773	(69)

CO Bonds
Fair value hedges	17,052,000	160,909	13,094,000	165,726
Economic hedges	25,000	779	100,000	1,130

Total	17,077,000	161,688	13,194,000	166,856

Discount Notes
Economic hedges	606,408	216	3,278,655	5,415

Total	606,408	216	3,278,655	5,415

Total notional and fair value	$34,659,594	$(959,356)	$36,856,168	$(1,375,693)

Total derivatives excluding accrued interest		$(959,356)		$(1,375,693)
Accrued interest, net		(23,087)		19,191
Cash collateral held by/(from) counterparty, net		142,226		296,978

Net derivative balance		$(840,217)		$(1,059,524)

Net Derivative Asset balance		$1,399		$735
Net Derivative Liability balance		(841,616)		(1,060,259)

Net derivative balance		$(840,217)		$(1,059,524)

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934 is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive, principal financial and principal accounting officers, to allow timely decisions regarding required disclosures. In designing and evaluating our DCP, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and that our management’s duties require it to make its best judgment regarding the design of our DCP. As of September 30, 2009, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer (the principal executive officer), our Chief Financial Officer (the principal financial officer), and our Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our DCP pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our DCP were effective as of September 30, 2009.

Internal Controls over Financial Reporting

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

The following risk factor is in addition to the Risk Factors included in our 2008 Form 10-K.

The Government Support of the Home Mortgage Market Could Have an Adverse Impact on our Mortgage Loans Held for Portfolio

Government policy and actions by the U.S. Treasury, the Federal Reserve, Fannie Mae, Freddie Mac, and the FDIC have been focused on lowering home mortgage rates. These actions may increase the rate of mortgage prepayments which may adversely affect the earnings on our mortgage investments.

There was also a change to the following risk factor that was in our 2008 Form 10-K.

Our Credit Rating Could be Lowered, Which Could Adversely Impact Our Cost of Funds.

On May 15, 2009, Moody’s affirmed the ratings of the FHLBs, but downgraded the FHLB of Chicago’s subordinated debt from Aa2 to A2. It is not anticipated that this change will have an impact on us or the other FHLBs as we are not jointly and severally liable on the subordinated debt issued by the FHLB of Chicago. In taking this action, Moody’s indicated its belief that the FHLB of Chicago is likely to be unprofitable for several quarters. On July 1, 2009, S&P upgraded the FHLB of Chicago’s subordinated debt from A+ to AA-. It is not clear how further rating agency action might affect the ability of the FHLB of Chicago to pay its share of Consolidated Obligations, which might in turn require additional payments from the remaining FHLBs, or whether such action might affect the overall price or availability of Consolidated Obligations for all of the FHLBs.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Organization Certificate of the Federal Home Loan Bank of Indianapolis, incorporated by reference to our Registration Statement on Form 10 filed February 14, 2006

3.2	Bylaws of the Federal Home Loan Bank of Indianapolis, incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed with the SEC on October 20, 2008

4	Capital Plan of the Federal Home Loan Bank of Indianapolis, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on June 1, 2009

10.1	Federal Home Loan Bank of Indianapolis 2009 Executive Incentive Compensation Plan, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2009

10.2	Federal Home Loan Bank of Indianapolis 2005 Supplemental Executive Thrift Plan (with trust), as amended, incorporated by reference to our Quarterly Report on Form 10-Q filed on November 13, 2007

10.3	Federal Home Loan Bank of Indianapolis 2005 Supplemental Executive Retirement Plan (with trust), as amended, incorporated by reference to our Quarterly Report on Form 10-Q filed on November 13, 2007

10.4	2005 Directors’ Deferred Compensation Plan (with trust), as amended, incorporated by reference to our Quarterly Report on Form 10-Q filed on November 13, 2007

10.5	Directors’ Fee Policy effective January 2009, incorporated by reference to our Quarterly Report on Form 10-Q filed on August 8, 2009

10.6	Form of Key Employee Severance Agreement for Executive Officers, incorporated by reference to our Current Report on Form 8-K, filed on November 20, 2007

10.7	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2006

10.8	Federal Home Loan Bank 2009 Long Term Incentive Plan, incorporated by reference to Exhibit 10.9 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2009

31.1	Certification of the President – Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Senior Vice President – Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Senior Vice President – Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President – Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Senior Vice President – Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Senior Vice President – Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

November 12, 2009	By:	/s/ MILTON J. MILLER II
	Name:	Milton J. Miller II
	Title:	President – Chief Executive Officer

November 12, 2009	By:	/s/ CINDY L. KONICH
	Name:	Cindy L. Konich
	Title:	Senior Vice President – Chief Financial Officer

November 12, 2009	By:	/s/ K. LOWELL SHORT, JR.
	Name:	K. Lowell Short, Jr.
	Title:	Senior Vice President – Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Organization Certificate of the Federal Home Loan Bank of Indianapolis, incorporated by reference to our Registration Statement on Form 10 filed February 14, 2006

3.2	Bylaws of the Federal Home Loan Bank of Indianapolis, incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed with the SEC on October 20, 2008

4	Capital Plan of the Federal Home Loan Bank of Indianapolis, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on June 1, 2009

10.1	Federal Home Loan Bank of Indianapolis 2009 Executive Incentive Compensation Plan, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2009

10.2	Federal Home Loan Bank of Indianapolis 2005 Supplemental Executive Thrift Plan (with trust), as amended, incorporated by reference to our Quarterly Report on Form 10-Q filed on November 13, 2007

10.3	Federal Home Loan Bank of Indianapolis 2005 Supplemental Executive Retirement Plan (with trust), as amended, incorporated by reference to our Quarterly Report on Form 10-Q filed on November 13, 2007

10.4	2005 Directors’ Deferred Compensation Plan (with trust), as amended, incorporated by reference to our Quarterly Report on Form 10-Q filed on November 13, 2007

10.5	Directors’ Fee Policy effective January 2009, incorporated by reference to our Quarterly Report on Form 10-Q filed on August 8, 2009

10.6	Form of Key Employee Severance Agreement for Executive Officers, incorporated by reference to our Current Report on Form 8-K, filed on November 20, 2007

10.7	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2006

10.8	Federal Home Loan Bank 2009 Long Term Incentive Plan, incorporated by reference to Exhibit 10.9 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2009

31.1	Certification of the President – Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Senior Vice President – Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Senior Vice President – Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President – Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Senior Vice President – Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Senior Vice President – Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002