Form 10-K
period 2009-12-31
Federal Home Loan Bank of Indianapolis
filed 2010-03-19
CIK 1331754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐  Yes    ☒  No

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2009, the aggregate par value of the stock held by members and former members of the registrant was approximately $2.465 billion. At February 28, 2010, 24,828,185 shares of stock were outstanding.

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

Background Information

The Federal Home Loan Bank of Indianapolis (“Bank”) is one of 12 Federal Home Loan Banks (collectively, the “FHLBs” or individually an “FHLB”) organized under the authority of the Federal Home Loan Bank Act of 1932, as amended (“Bank Act”). We were chartered on October 12, 1932. A cooperative institution, we are wholly-owned by our member financial institutions that are also our primary customers. We provide a readily available, low-cost source of funds to our members. We do not lend directly to, or purchase mortgage loans directly from, the general public. All federally-insured depository institutions, community development financial institutions (“CDFIs”) and insurance companies that have a principal place of business located in Indiana or Michigan are eligible to become members of our Bank. Applicants for membership must meet certain requirements that demonstrate that they are engaged in residential housing finance. All member financial institutions are required to purchase shares of our Class B Stock as a condition of membership. Only members can own our capital stock, except for stock held by former members or their legal successors during their stock redemption period.

As with each of the FHLBs, we are a government-sponsored enterprise (“GSE”) and a federal instrumentality of the United States of America that operates as an independent entity with our own board of directors, management, and employees. A GSE is an entity that combines elements of private capital, public sponsorship, and public policy. The public sponsorship and public policy attributes of the FHLBs include:

•	exemption from federal, state, and local taxation, except real estate taxes;

•

exemption from registration under the Securities Act of 1933 (the FHLBs are required by federal regulation to register a class of their equity securities under the Securities Exchange Act of 1934, as amended (“Exchange Act”);

•

requirement that two-fifths of our directors be non-member “independent” directors and that two of these “independent” directors must have experience in consumer or community interests and the remaining directors must have demonstrated financial experience;

•	the U.S. Treasury’s authority to purchase up to $4 billion of Consolidated Obligations (defined below) of the FHLBs; and

•

requirements to set aside up to 20% of annual net earnings, after operating expenses and the Affordable Housing Program (“AHP”) expense, to repay interest on Resolution Funding Corporation (“REFCORP”) bonds issued to recapitalize the savings and loan industry’s deposit insurance fund, and resolve insolvent savings institutions, and to use 10% of annual net earnings before Interest Expense on Mandatorily Redeemable Capital Stock (“MRCS”) and after the REFCORP assessment to fund the AHP, resulting in a statutory assessment of approximately 27.2% of our annual Income Before Assessments.

On July 30, 2008, the U.S. Congress enacted the Housing and Economic Recovery Act (“HERA”) primarily to address the housing finance crisis, expand the Federal Housing Administration’s (“FHA”) financing authority and address GSE reform issues, among other matters. A significant provision of HERA created a new federal agency, the Federal Housing Finance Agency (“Finance Agency”) that has become the new federal regulator of the FHLBs, Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) effective on the date of enactment of HERA. Our former regulator, the Federal Housing Finance Board (“Finance Board”), has been abolished, and Finance Board regulations, policies, and directives have been transferred to the Finance Agency. Consequently, unless the context requires otherwise, we will use the term “Finance Agency” herein to refer either to the Finance Agency established by HERA, or to its predecessor, the Finance Board. We are responsible for our share of the Finance Agency’s operating expenses, as determined by the Finance Agency.

The FHLBs are not government agencies and do not receive financial support from taxpayers. Moreover, the U.S. government does not guarantee, directly or indirectly, the debt securities or other obligations of the Federal Home Loan Bank System (“FHLB System”). The 12 FHLBs, along with the Office of Finance (described below), comprise the FHLB System. The financial statements of the Bank and the combined financial statements of the FHLBs, as prepared by the Office of Finance, are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

A primary source of our funds is the proceeds from the sale to the public of FHLB Consolidated Obligations (“COs” or “Consolidated Obligations”), which are the joint and several obligations of all 12 FHLBs. Consolidated Obligations consist of Consolidated Obligation Bonds (“CO Bonds”) and Discount Notes. The Finance Agency established the Office of Finance (“Office of Finance”) as a joint office of the FHLBs to facilitate the issuance and servicing of Consolidated Obligations. We obtain additional funds from deposits, other borrowings, and the issuance of capital stock. Deposits may be received from both member and non-member financial institutions and other federal instrumentalities.

We also purchase conforming, medium- and long-term, fixed-rate mortgage loans from our members and provide members with certain correspondent services, such as securities safekeeping and wire transfers.

Business Segments

We manage our operations by grouping products and services within two business segments. These business segments are (1) Credit Services, Investments, and Deposit Products (“Traditional”); and (2) the Mortgage Purchase Program (“MPP”). The revenues, profit or loss, and total assets for each segment are disclosed in Note 16 to the audited financial statements.

Traditional

Credit Services. We offer a wide variety of credit services to our members, including secured loans (“Advances”), letters of credit, and lines of credit. We approve member credit requests based on the member’s creditworthiness and financial condition, as well as its collateral position. All credit products must be fully collateralized by a member’s pledge of eligible collateral assets, primarily one-to-four family residential mortgage loans, various types of securities, deposits in our Bank, and certain other real estate-related collateral (“ORERC”), such as commercial real estate loans and home equity loans, supplemented by a statutory lien provided under the Bank Act on each member’s stock in our Bank. We also accept small business loans and farm real-estate loans as collateral from Community Financial Institutions (“CFIs”), which are currently defined by HERA as Federal Deposit Insurance Corporation (“FDIC”) insured depository institutions with average total assets not exceeding $1.0 billion (subject to annual adjustment by the Finance Agency director based on the consumer price index) over the three years preceding the transaction date.

We offer a wide array of fixed-rate and adjustable-rate Advances, our primary credit product, with maturities ranging generally from 1 day to 10 years. Members utilize Advances for a wide variety of purposes including:

•	funding for single-family mortgages and multi-family mortgages held in portfolio, including both conforming and non-conforming mortgages (as determined in accordance with secondary market criteria);

•	temporary funding during the origination, packaging, and sale of mortgages into the secondary market;

•	funding for commercial loans and, especially with respect to CFIs, funding for small business, small farm, and small agri-business portfolio loans;

•	asset/liability management;

•	to acquire or hold mortgage backed securities (“MBS”);

•	a cost-effective alternative to holding short-term investments to meet contingent liquidity needs; and

•	a competitively priced alternative source of funds, especially with respect to smaller members with less diverse funding sources.

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

Members that withdraw from membership or become ineligible for membership are required to make arrangements to repay outstanding Advances in a reasonable time but may keep the Advances outstanding until maturity. We are limited to making Advances to members; however, by regulation, we are permitted to make Advances to non-member housing associates (“Housing Associate”). A Housing Associate is an approved lender under Title II of the National Housing Act of 1934 that is either a government agency or is chartered under federal or state law with rights and powers similar to those of a corporation. A Housing Associate must lend its own funds as its principal activity in the mortgage lending field and, although it must meet the same regulatory lending requirements as members, it does not purchase our stock and has no voting rights. We do not presently have Advances outstanding to any Housing Associates.

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

•

Putable Advances, which include an option(s) sold by the member that allows us to terminate the fixed-rate Advance prior to maturity, which we normally would exercise when interest rates increase. Upon exercise of our option, the member must repay the putable Advance or convert to a floating rate instrument under the terms established at the time of the original issuance. Interest is generally due on a monthly basis.

•

Fixed-rate Amortizing Advances, which are fixed-rate Advances that require principal payments either monthly or annually, based on a specified amortization schedule with a balloon payment of remaining principal at maturity. Regular program mortgage Advances are typically offered for terms up to 12 years and CIP amortizing Advances are offered for terms up to 20 years. Interest is generally due on a monthly basis.

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

We also offer customized Advances to meet the particular needs of our members. Our entire menu of Advance products is generally available to each creditworthy member, regardless of the member’s asset size. Advances are typically priced at standard spreads above our cost of funds. Our board-approved credit policy allows us to offer lower rates on certain types of Advances transactions. Determination of such rates is based on factors such as volume, maturity, product type, funding availability and costs, and competitive factors in regard to other sources of funds.

Advances Concentration. Credit risk can be magnified if a lender’s portfolio is concentrated in a few borrowers. Because of our limited territory, Indiana and Michigan, and because of continuing consolidation among the financial institutions that comprise the members of the FHLB System, we have only a limited pool of large borrowers. At December 31, 2009, our top 10 borrowers accounted for 55% of total Advances outstanding, at par. Because of this concentration in Advances, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we regularly analyze the implications to our financial management and profitability if we were to lose the business of one or more of these customers.

The following tables present the par value of Advances outstanding and the weighted average interest rate (“WAIR”) earned on Advances outstanding for our 10 largest borrowers ($ amounts in millions). As noted below, certain of our borrowers are no longer members. At our discretion, and provided the borrower meets our contractual requirements, non-member Advances may remain outstanding until maturity.

	December 31, 2009
Borrower	Advances Outstanding	% of Total	WAIR
Flagstar Bank, FSB	$3,900	18.0%	4.29%
Jackson National Life Insurance Company	1,750	8.1%	1.23%
Bank of America, N.A.(1)	1,450	6.7%	4.71%
Citizens Bank, Flint, Michigan	1,280	5.9%	5.02%
M&I Bank (Marshall & Ilsley)(2)	800	3.7%	0.33%
Blue Cross Blue Shield of Michigan	708	3.3%	1.66%
American United Life Insurance Company	657	3.0%	3.58%
Standard Life Insurance Company of Indiana(3)	550	2.5%	2.96%
Conseco Life Insurance Company	450	2.1%	4.35%
Lincoln National Life Insurance Company	350	1.6%	0.43%

Subtotal	11,895	54.9%	3.33%
Others	9,815	45.1%	3.81%

Total Advances, par value	$21,710	100.0%	3.55%

	December 31, 2008
Borrower	Advances Outstanding	% of Total	WAIR
Flagstar Bank, FSB	$5,200	17.3%	3.67%
Bank of America, N.A.(1)	5,000	16.7%	2.97%
Jackson National Life Insurance Company	1,900	6.3%	1.80%
Citizens Bank, Flint, Michigan	1,624	5.4%	4.93%
M&I Bank (Marshall & Ilsley)(2)	800	2.7%	4.73%
Standard Life Insurance Company of Indiana(3)	550	1.8%	3.36%
Citizens First Savings Bank	497	1.7%	3.72%
Fifth Third Bank(4)	473	1.6%	3.17%
American United Life Insurance Company	473	1.6%	3.18%
Irwin Union Bank and Trust Company(5)	466	1.6%	3.47%

Subtotal	16,983	56.7%	3.38%
Others	12,992	43.3%	3.46%

Total Advances, par value	$29,975	100.0%	3.42%

(1)	The parent company of Bank of America, N.A. purchased the North American holding company of our member, LaSalle Bank Midwest, N.A. (“LaSalle Bank”) on October 1, 2007. As of October 17, 2008, the LaSalle Bank charter was consolidated into a Bank of America Corporation charter (that of Bank of America, N.A.) located in another FHLB district. Therefore, Bank of America, N.A. is a non-member borrower.
(2)	On January 2, 2008, M&I Corporation (parent company of M&I Bank) acquired the parent company of our former member, First Indiana Bank, N.A. M&I Bank does not have a charter in our district and is not a member of our Bank.
(3)	On December 18, 2008, the Indiana Insurance Commissioner was appointed as Rehabilitator for Standard Life Insurance Company of Indiana. At the direction of the Rehabilitator, Standard Life Insurance Company of Indiana prepaid $25.0 million of Advances on February 12, 2010, and $35.0 million of Advances on February 18, 2010.
(4)	On September 30, 2009, Fifth Third Bank’s charter was consolidated into a charter located in another FHLB district.

(5)	On September 18, 2009, the FDIC was appointed as Receiver for Irwin Union Bank and Trust Company. The outstanding Advances of Irwin Union Bank and Trust Company were assumed by First Financial Bank, National Association, which does not have a charter in our district and is not a member of our Bank.

As of December 31, 2009, 53 of our 417 members had assets in excess of $1 billion, and together they comprised approximately 80% of the total member asset base, i.e., the total cumulative assets of our member institutions. As of December 31, 2009, our member borrowers with the three largest Advance balances accounted for 22% of member assets and 32% of total Advances, at par. During the fourth quarter of 2008, our current largest non-member borrower, Bank of America, N.A. (formerly LaSalle Bank) had its charter consolidated to a location outside our district. Bank of America, N.A. had outstanding Advances of $1.5 billion at December 31, 2009, and $0.6 billion of these outstanding Advances will mature in 2010.

For the years ended December 31, 2009, and 2008, we had gross interest earned on Advances, excluding the effects of interest-rate exchange agreements with non-member counterparties, from one customer, Flagstar Bank, that exceeded 10% of our Total Interest Income. We had Advances outstanding to and imputed interest income earned from Flagstar Bank as follows ($ amounts in millions):

	As of and for the Years Ended December 31,
	2009	2008
Advances, par value	$3,900	$5,200
% of Total Advances, outstanding	18.0%	17.3%

Gross interest income earned	$218	$248
% of Total Interest Income	19.4%	11.7%

Collateral. All credit products extended to a member must be fully collateralized by the member’s pledge of eligible assets. Each borrowing member and its affiliates that hold collateral are required to grant us a security interest in such collateral. All such security interests held by us are afforded a priority by the Competitive Equality Banking Act of 1987 over the claims of any party, including any receiver, conservator, trustee, or similar party having rights as a lien creditor, except for claims held by bona fide purchasers for value or by parties that are secured by prior perfected security interests, provided that such claims would otherwise be entitled to priority under applicable law. Moreover, with respect to federally insured depository institution members, our claims are given certain preferences pursuant to the receivership provisions of the Federal Deposit Insurance Act. With respect to insurance company members, however, Congress provided in the McCarran-Ferguson Act of 1945 that state law generally governs the regulation of insurance and shall not be invalidated by federal law unless the federal law expressly regulates the business of insurance. Thus, if a court were to determine that the priority provision of Section 10(e) of the Bank Act conflicts with state insurance law applicable to our insurance company members, the court might then determine that the priority of our security interest would be governed by state law, not Section 10(e). Under these circumstances the “super lien” priority protection afforded to our security interest under Section 10(e) may not fully apply when we lend to such insurance company members. However, we further protect our security interests in the collateral pledged by our members by filing UCC-1 financing statements, taking possession or control of such collateral, or taking other appropriate steps.

We take collateral on a blanket, specific listing or physical possession basis depending on the credit quality of the borrower, type of institution and our review of conflicting liens. The blanket basis is the least restrictive and allows the member to retain possession of the pledged collateral, provided that the member executes a written security agreement and agrees to hold the collateral for our benefit. Under specific listing status, the member holds physical possession of the specific collateral pledged but the member provides listings of loans pledged with detailed loan information such as loan amount, payments, maturity date, interest rate, LTV, collateral type, FICO® scores, etc. Members under physical possession are required to place the collateral in physical possession with our Bank or a third-party custodian to secure sufficiently all outstanding obligations. Acceptable collateral includes certain investment securities, one-to-four family first mortgage loans, deposits in our Bank, multi-family first mortgage loans, and certain ORERC assets and small business and small real estate farm loans from CFIs. While we only extend credit based on the borrowing capacity for such approved collateral, our contractual arrangements typically allow us to take other assets as collateral to provide additional protection, including the borrower’s stock in our Bank. We have an Anti-Predatory Lending Policy and a Subprime and Nontraditional Residential Mortgage Policy that establish guidelines for any subprime or nontraditional loans in our collateral. Loans that are delinquent or violate our Anti-Predatory Lending Policy or our Subprime and Nontraditional Residential Mortgage Policy do not qualify as acceptable collateral and are required to be removed from any collateral value calculation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk Management — Advances” for more information.

At December 31, 2009, ORERC loans reported by our members accounted for approximately $5.4 billion of borrowing capacity, compared to approximately $6.9 billion of borrowing capacity at December 31, 2008. We have gradually implemented acceptance of newer collateral types as authorized by the Gramm-Leach-Bliley Act of 1999 (“GLB Act”) amendment to the Bank Act. Typically, Advances must be over-collateralized based on the type of collateral, with standard requirements ranging from 100% for deposits (cash) to 155% for residential mortgages held under blanket liens. Less traditional types of collateral such as home equity loans and commercial real estate loans have standard coverage ratios up to 250%. Over-collateralization requirements are applied using market values for collateral in listing and delivery status and using book value for collateral pledged on blanket status. In no event would market values on whole loan collateral exceed par.

We verify collateral balances by performing periodic, on-site collateral audits on each of our borrowing members, which allows us to verify loan pledge eligibility, loan credit strength and loan documentation quality, as well as adherence to our Anti-Predatory Lending Policy, Subprime and Nontraditional Residential Mortgage Policy and other collateral policies. In addition, on-site collateral audit findings are used to adjust over-collateralization amounts to mitigate credit risk and collateral liquidity concerns. Due to the security provided by collateral, management does not believe that loan loss reserves need to be held against Advances.

Investments. We maintain a portfolio of investments, purchased from non-member counterparties, other FHLBs, or members and their affiliates, to provide liquidity and enhance our earnings. Our portfolio of short-term investments in highly-rated entities, principally short-term federal funds, ensures the availability of funds to meet our members’ credit needs. The longer term investment portfolio typically provides higher returns and may consist of securities issued by the U.S. government and its agencies, and other GSEs, MBS, and asset-backed securities (“ABS”) that are issued by government-sponsored mortgage agencies or private issuers, and securities that carry ratings from one or more of the Nationally Recognized Statistical Rating Organizations (“NRSROs”): Moody’s Investor Service (“Moody’s”), Standard and Poor’s Rating Service (“S&P”) or Fitch Ratings (“Fitch”). Our investments in housing GSEs are not guaranteed by the U.S. government.

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

•	instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks;

•	non-investment grade debt instruments, other than certain investments targeted to low-income persons or communities and instruments that were downgraded after their purchase;

•	whole mortgages or other whole loans, except for

•	those acquired under the MPP or the Mortgage Partnership Finance Program;

•	certain investments targeted to low-income persons or communities; and

•	certain foreign housing loans authorized under Section 12(b) of the Bank Act;

•	non-U.S. dollar denominated securities.

The Finance Agency’s regulations further provide that the total book value of our investments in MBS and ABS must not exceed 300% of our total regulatory capital, consisting of Retained Earnings, Class B stock, and MRCS, as of the previous month end on the day we purchase the securities. If our outstanding investments in MBS and ABS exceed the limitation at any time, but were in compliance at the time we purchased the investments, we would not be considered out of compliance with the regulation, but we would not be permitted to purchase additional MBS or ABS until these outstanding investments were within the capital limitation.

On March 24, 2008, the Finance Agency passed a resolution to temporarily grant the FHLBs the ability to purchase additional MBS, not to exceed 600% of total regulatory capital, in order to increase liquidity in the MBS markets. Investments under this authority are limited to Fannie Mae and Freddie Mac MBS. This authority will expire on March 31, 2010. Each FHLB must have the approval of its board, provide notice to the Finance Agency of its intention to participate, and meet certain reporting and recordkeeping requirements with the Finance Agency in order to invest up to the increased limit. We have not utilized this temporary authority, and do not intend to do so.

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

Further, we will not knowingly purchase any MBS or ABS that violates the provisions of our Anti-Predatory Lending Policy or our Subprime and Nontraditional Residential Mortgage Policy.

Deposits. Deposit programs provide a portion of our funding resources, while also giving members a high quality earning asset that satisfies their regulatory liquidity requirements. We offer several types of deposit programs to our members and other institutions including overnight and demand deposits. We may accept uninsured deposits from:

•	our members;

•	institutions eligible to become members;

•	any institution for which we are providing correspondent services;

•	interest rate swap counterparties;

•	other FHLBs; or

•	other federal government instrumentalities.

The following table shows the composition of our deposits ($ amounts in millions):

	December 31, 2009		December 31, 2008
	Amount	% of Total	Amount	% of Total
Demand and overnight deposits	$807	97.8%	$573	92.2%
Time deposits	15	1.8%	46	7.5%
Other Non-Interest Bearing	3	0.4%	2	0.3%

Total Deposits	$825	100.0%	$621	100.0%

To support deposits, the Bank Act requires us to have an amount equal to the current deposits invested in obligations of the United States, deposits in eligible banks or trust companies, or Advances with a maturity not exceeding five years.

As the following table shows, we were in compliance with the Bank Act liquidity requirements for deposits as of the dates indicated ($ amounts in millions):

	December 31, 2009	December 31, 2008
Liquidity deposit reserves	$22,876	$31,719
Less: Total Deposits	825	621

Excess liquidity deposit reserves	$22,051	$31,098

Mortgage Purchase Program.

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

All loans we purchase must meet guidelines for our MPP or be specifically approved as an exception based on compensating factors. Our guidelines are also accepted by our approved SMI providers and generally meet the underwriting standards of Fannie Mae and Freddie Mac. For example, the maximum loan-to-value (“LTV”) ratio for any mortgage loan at the time of purchase is 95%, and borrowers must meet certain minimum credit scores depending upon the type of property or loan. Further, we will not knowingly purchase any loan that violates the provisions of our Anti-Predatory Lending Policy or our Subprime and Nontraditional Residential Mortgage Policy.

Sellers must complete all application documents and be reviewed by our Credit Department. In addition, a seller must meet the following requirements:

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

Our earnings from the MPP are comprised of the monthly interest payments we receive, which are computed on each loan at the mortgage note rate multiplied by the principal balance outstanding, adjusted for the following:

•	servicing costs;

•	the cost of the lender risk account (“LRA”);

•	the cost of the SMI;

•	the net amortization of purchased loan premiums or discounts; and

•	the net amortization of terminated MPP hedge basis adjustments.

FHA mortgage loans are backed by insurance provided by the U.S. government and, therefore, we believe that we have no credit risk exposure from these loans, so no additional credit enhancements (such as an LRA or SMI) are required.

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

We do not service the mortgage loans we purchase. Sellers may elect to retain servicing rights for the loans sold to us, or they may elect to sell servicing rights to an MPP-approved servicer. The servicers are responsible for all aspects of servicing, including, among other things, the administration of the foreclosure and claims processes, from the date we purchase the loan until the loan has been fully satisfied. The MPP is designed and structured in a manner that requires loan servicers, when necessary, to foreclose and liquidate any acquired real estate in the servicer’s name. Therefore, our practice is not to take or hold title to property. We require payments on a scheduled/scheduled basis, which means that we receive scheduled monthly principal and interest from the servicer, regardless of whether the mortgagee is making payments to the servicer, or on actual/actual basis, which means the servicers remit payments only as they are received from the borrowers.

On September 25, 2008, JPMorgan Chase & Co. acquired the banking operations of our former approved servicer, Washington Mutual Bank, FA. Currently, JPMorgan Chase & Co. is the only approved servicer to which servicing rights may be sold when we originally purchase the mortgage loans. Those sellers that retain servicing rights receive a monthly servicing fee, and must be approved by us and undergo an audit by a third-party quality control contractor that advises the sellers of any deficiencies in servicing procedures or processes and then notifies us so that we can monitor their performance. The sellers that retain servicing rights can sell them at a later date with our approval. Servicing activities, whether retained or released, are subject to review by our master servicer, Washington Mutual Mortgage Securities Corporation. If we deem servicing to be inadequate, we can require that the servicing of those loans be transferred to a servicer that is acceptable to us.

Under current regulations, all pools of mortgage loans purchased by us, other than government-insured mortgage loans, must have sufficient credit enhancement so that the pools of loans are at least investment grade. Further, additional risk-based capital must be maintained against the pools of mortgage assets that have an implied credit rating of less than AA. Therefore, we generally limit the pools of mortgage loans that we will purchase to those with an implied NRSRO credit rating of at least AA.

The required credit enhancement to reach the expected credit rating is determined by using an NRSRO Rating Model. As part of the credit enhancement, an LRA is then established in an amount sufficient to cover expected losses in excess of the borrower’s equity and primary mortgage insurance (“PMI”), if any. Credit losses on defaulted mortgage loans in the pool are paid from these sources in the following order:

•	borrower’s equity;

•	PMI, if any;

•	LRA;

•	SMI; and

•	our Bank.

The LRA is funded through a reduction to our net yield earned on the loans and the corresponding purchase price paid to the member and is paid out of the periodic interest payments on the loans. As these funds are collected, they are held by us and used to reimburse losses incurred by us or the SMI provider. If the mortgage loans perform better than expected, the remaining funds in the LRA are returned to the member, thus encouraging the member to sell high quality loans. SMI is added on any pools of loans where, after application of the LRA, there is still credit enhancement needed. The weighted average LRA annual cost allocation is 7.51 basis points of the principal balance of the pool of loans sold, and the weighted average SMI premium is 8.84 basis points as of December 31, 2009. Any losses that exceed the funds available from the above sources would be absorbed by us.

We receive a 0.25% to 0.75% fee on cash-out refinancing transactions, a 1.5% fee on loans on investment properties and certain additional fees for loans with low FICO® scores and high LTV ratios that are consistent with industry standards. FICO® is a widely used credit industry model developed by Fair, Isaac and Company, Inc. to assess borrower credit quality with scores ranging from 300-850. We also adjust the market price we pay for loans depending upon market conditions. We continue to evaluate the scope and rate of such fees as they evolve in the industry and may change our fee structure to be similar to those of the other GSEs. We do not pay the sellers any fees other than the servicing fee discussed above when the seller retains the servicing rights.

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

The Finance Agency’s credit risk-sharing regulations require us to use SMI providers that are rated at least AA-. Our SMI providers are both rated below AA- by at least two of the three NRSROs. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Accounting and Regulatory Developments — Legislative and Regulatory Developments — Other Regulatory Developments — Regulatory Waiver of SMI Rating Requirement for MPP Purchases” for more information on MPP credit enhancement and related Finance Agency regulations.

It is the servicer’s responsibility to initiate loss claims on the loans. No payments from the LRA (other than excess amounts returned to the seller over a period of time in accordance with each Master Commitment Contract) or

SMI are made prior to the claims process. Once it is determined that a loss is covered, the SMI provider pays the claim in full and seeks reimbursement from the LRA. The SMI provider is entitled to reimbursement for credit losses from funds available in the LRA that are equal to the aggregate amounts contributed to the LRA less any amounts paid for previous claims and any amounts that have been released to the seller from the LRA or paid to us to cover prior claims. If the LRA is still being funded, the SMI provider could make claims against those payments as they are received up to the full reimbursable amount of the claim, and these amounts would be reflected as additional deductions from the LRA as they were paid. Although losses not covered by the LRA or the SMI are absorbed by us, the LRA and SMI are generally sufficient to protect us from any loss in an amount up to approximately 50% of the home’s original value, with the presumption that the home’s then current collateral value, together with PMI, if any, would equal at least 50% of the original value at the time the loss is computed. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk Management — MPP” for further information.

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

MPP Concentration. Our board of directors has established a limit that restricts MPP loans outstanding purchased from any one MPP seller to 50% of MPP loans outstanding. Loans previously purchased from a former member, Bank of America, N.A., contributed interest income that exceeded 10% of our Total Interest Income for the year ended December 31, 2009. We had mortgage loans outstanding and imputed interest income earned from Bank of America, N.A. as follows ($ amounts in millions):

	As of and for the Years Ended December 31,
	2009	2008
Mortgage Loans Held for Portfolio, par value	$2,768	$3,535
% of Mortgage Loans Held for Portfolio, outstanding	38.1%	40.3%

Imputed interest income earned	$162	$193
% of Total Interest Income	14.4%	9.1%

Our MPP purchase volume has declined due to the loss of Bank of America, N.A. and our other two large sellers that are no longer members. In the near term, we expect that the outstanding balance of our MPP loans will continue to decline due to the loss of these three large sellers. See the sections entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A. Risk Factors — Loss of One or More Large Customers Could Adversely Impact Our Profitability, Our Ability to Achieve Business Objectives, and Our Risk Concentration.”

Funding Sources

The primary source of funds for each of the FHLBs is the sale of debt securities, known as COs, in the capital markets. The Finance Agency’s regulations govern the issuance of debt on our behalf and authorize us to issue COs, through our agent, the Office of Finance, under Section 11(a) of the Bank Act. All of the FHLBs are jointly and severally liable for the COs issued under Section 11(a). No FHLB is permitted to issue individual debt under Section 11(a) without the approval of the Finance Agency.

While COs, which consist of CO Bonds and Discount Notes, are, by regulation, the joint and several obligations of the FHLBs, the primary liability for COs issued to provide funds for a particular FHLB rests with that FHLB. COs are backed only by the financial resources of the FHLBs, and there has never been a default in the payment of any CO. Although each FHLB is a GSE, COs are not obligations of, and are not guaranteed by, the U.S. government. The Moody’s and S&P ratings for COs of Aaa and AAA, respectively, reflect the likelihood of timely payment of principal and interest on the COs. The aggregate par amount of the FHLB System’s outstanding COs was approximately $930.6 billion at December 31, 2009, and $1.3 trillion at December 31, 2008. The par amount of the COs for which we are the primary obligor was $42.0 billion at December 31, 2009 and $52.0 billion at December 31, 2008.

If the principal or interest on any CO is not paid in full when due, we will not be allowed to pay dividends to, or redeem or repurchase shares of stock from, any of our members. The Finance Agency, in its discretion, may require us to make principal or interest payments due on any FHLB’s COs. To the extent that we make any payment on a CO for which we are not the primary obligor, we are entitled to reimbursement from the FHLB that is the primary obligor. However, if the Finance Agency determines that such FHLB is unable to satisfy its obligations, the Finance Agency may allocate the outstanding liability among the remaining FHLBs on a pro-rata basis in proportion to each FHLB’s participation in all COs outstanding, or on any other basis the Finance Agency may determine.

The Finance Agency’s regulations also state that we must maintain the following types of assets free from any lien or pledge in an amount at least equal to the amount of COs outstanding on our behalf:

•	cash;

•	obligations of, or fully guaranteed by, the United States;

•	Advances;

•	mortgages, which have any guaranty, insurance, or commitment from the United States or any agency of the United States;

•

investments described in Section 16(a) of the Bank Act, which include, among others, securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLB is located; and

•	other securities that are assigned a rating or assessment by an NRSRO that is equivalent to or higher than the rating or assessment assigned by that NRSRO to the COs.

The following table shows a comparison of the aggregate amount of the above-noted asset types to the total amount of outstanding COs issued on our behalf and verifies that we maintain assets in excess of our required amounts. The amount of aggregate qualifying assets and COs reflects the effects of fair value hedging adjustments ($ amounts in millions).

	December 31, 2009	December 31, 2008
Aggregate qualifying assets	$46,542	$56,808
Total COs	42,158	52,163

Aggregate qualifying assets in excess of COs	$4,384	$4,645

Ratio of aggregate qualifying assets to COs	1.10	1.09

Office of Finance

The issuance of the COs is facilitated and executed by the Office of Finance. It also services all outstanding debt, provides information on capital market developments, manages our relationship with the NRSROs with respect to COs, and administers REFCORP and the Financing Corporation. These two corporations were established by Congress in the 1980s to help recapitalize the savings and loan industry’s deposit insurance fund and resolve insolvent savings institutions. The Office of Finance serves as the FHLBs’ fiscal agent for debt issuance and can control the timing and amount of each issuance. The U.S. Treasury can affect debt issuance for the FHLBs through its oversight of the U.S. financial markets. See “Supervision and Regulation–Government Corporations Control Act” herein.

Consolidated Obligation Bonds

CO Bonds satisfy term funding requirements and are issued with a variety of maturities and terms under various programs. The maturities of these securities typically range from six months to 30 years, but the maturities are not subject to any statutory or regulatory limit. The CO Bonds can be fixed or adjustable rate and callable or non-callable. They are issued and distributed through negotiated or competitively bid transactions with approved underwriters or selling group members.

We request funds primarily through automated systems developed by the Office of Finance. Our request may include parameters such as program type, issuance size, pricing and coupon levels, maturity, and option characteristics. We receive 100% of the proceeds of a bond issued via direct negotiation with underwriters of FHLB System debt when we are the only FHLB involved in the negotiation; consequently, we are the primary obligor on that CO Bond. When, along with one or more of the other FHLBs, we negotiate the issuance of a CO Bond directly with underwriters, we receive a portion of the proceeds of the CO Bond agreed upon with the other FHLBs; in those cases, we are the primary obligor for a pro-rata portion of the CO Bond based on the amount of proceeds we receive. Many of our CO Bond issuances, including both those that do and do not involve participation by other FHLBs, are conducted via direct negotiation with underwriters of FHLB System CO Bonds.

We may also request specific amounts of particular CO Bonds to be offered by the Office of Finance for sale via competitive auction conducted with underwriters in a bond selling group. One or more other FHLBs may also request that amounts of those same CO Bonds be offered for sale for their benefit via the same auction. We may receive from 0% to 100% of the proceeds of the CO Bonds issued via competitive auction depending on: (i) the amounts of and costs for, the CO Bonds bid by the underwriters; (ii) the maximum costs we, and any other FHLB(s) participating in the same issue, are willing to pay for the CO Bonds; and (iii) guidelines for allocation of CO Bond proceeds among multiple participating FHLBs as administered by the Office of Finance.

We also issue global CO Bonds. Effective in January 2009, the FHLBs and the Office of Finance implemented a debt issuance process to provide a scheduled monthly issuance of global bullet CO Bonds. As part of this process, our management will determine and communicate a firm commitment to the Office of Finance for an amount of scheduled global debt to be issued on our behalf. If the orders from us and the other FHLBs do not meet the minimum debt issue size, we will receive an allocation of proceeds equal to the larger of our commitment or the ratio of our capital to total capital of all of the FHLBs. If the FHLBs’ commitments exceed the minimum debt issue size, then the proceeds are allocated based on relative capital of the FHLBs with the allocation limited to the lesser of the allocation amount or actual commitment amount. The Finance Agency and the U.S. Secretary of the Treasury have oversight over the issuance of our debt through the Office of Finance. We can, however, pass on any scheduled calendar slot and decline to issue any global bullet CO Bonds upon agreement of 8 of the 12 FHLBs.

Discount Notes

We also issue Discount Notes to provide short-term funds for Advances to members and for other investments. These securities can have maturities that range from one day to one year and are offered daily through a Discount Note selling group and through other authorized securities dealers. Discount Notes are sold at a discount and mature at par.

On a daily basis, we may request specific amounts of Discount Notes with specific maturity dates to be offered by the Office of Finance at a specific cost for sale to underwriters in the Discount Note selling group. One or more other FHLBs may also request that Discount Notes with the same maturities be offered for sale for their benefit on the same day. The Office of Finance commits to issue Discount Notes on behalf of the participating FHLB(s) when underwriters in the selling group submit orders for the specific Discount Notes offered for sale. We may receive from 0% to 100% of the proceeds of the Discount Notes issued via this sales process depending on: (i) the maximum costs we or the other FHLBs participating in the same Discount Notes, if any, are willing to pay for the Discount Notes; (ii) the amounts of and costs for, orders for the Discount Notes submitted by underwriters; and (iii) guidelines for allocation of Discount Note proceeds among participating FHLBs as administered by the Office of Finance.

We may also request that specific amounts of Discount Notes with fixed maturity dates ranging from 4 weeks to 26 weeks be offered by the Office of Finance for sale via competitive auction conducted with underwriters in the

Discount Note selling group. One or more other FHLBs may also request amounts of those same Discount Notes be offered for sale for their benefit via the same auction. The Discount Notes offered for sale via competitive auction are not subject to a limit on the maximum costs the FHLBs are willing to pay. We may receive from 0% to 100% of the proceeds of the Discount Notes issued via competitive auction depending on: (i) the amounts of, and costs for, the Discount Notes bid by underwriters; and (ii) guidelines for allocation of Discount Note proceeds among multiple participating FHLBs as administered by the Office of Finance.

Other Indebtedness

Although the majority of our total indebtedness consists of CO Bonds and Discount Notes outstanding, and deposits from our members, we are also obligated to pay other liabilities owed and payable in the form of:

•	accrued interest;

•	amounts owed under the AHP;

•	amounts owed to REFCORP;

•	amounts owed on capital stock that can be mandatorily redeemed;

•	amounts owed to counterparties on derivative contracts; and

•

other miscellaneous liabilities including benefits payable for employee pension and other benefit plan obligations, accrued salary and benefits, amounts payable related to the LRA and SMI on MPP loans, and amounts payable related to bank and correspondent service operations.

A summary of our total indebtedness is shown below ($ amounts in millions):

	December 31, 2009		December 31, 2008
	Amount	% of Total	Amount	% of Total
Deposits	$825	1.8%	$621	1.1%
COs	42,158	94.0%	52,163	95.3%
Accrued Interest Payable	212	0.5%	284	0.5%
AHP	37	0.1%	36	0.1%
REFCORP	6	0.0%	17	0.0%
MRCS	756	1.7%	539	1.0%
Derivative Liabilities	713	1.6%	1,060	1.9%
Other Liabilities	146	0.3%	49	0.1%

Total Indebtedness	$44,853	100.0%	$54,769	100.0%

Our earnings cover our fixed charges, which consist primarily of the interest we pay on the COs for which we are the primary obligor. The following table presents the ratio of our earnings to our fixed charges ($ amounts in millions):

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
Income Before Assessments	$165	$252	$167	$161	$208

Fixed charges(1)
Interest Expense on COs	840	1,812	2,365	2,121	1,544
Interest Expense on Deposits and other	14	27	50	59	32

Total fixed charges	854	1,839	2,415	2,180	1,576

Earnings, before fixed charges	$1,019	$2,091	$2,582	$2,341	$1,784

Ratio of earnings to fixed charges	1.19	1.14	1.07	1.07	1.13

(1)

Our fixed charges include interest expense and premium and discount amortization on CO Bonds, including net settlements on derivatives that hedge CO Bonds and Discount Notes, and interest expense on other liabilities including Deposits, borrowings from other FHLBs, MRCS, and other borrowings. We do not capitalize interest, and the impact of interest expense within our rental costs is not significant.

Affordable Housing and Community Investment Programs

Each FHLB is required to set aside 10% of its annual net earnings before Interest Expense on MRCS and after the REFCORP assessment to fund its AHP (subject to an annual FHLB System-wide minimum of $100 million). Through our AHP, we can provide cash grants or interest subsidies on Advances to our members, which are, in turn, provided to qualified individuals to finance the purchase, construction, or rehabilitation of very low- to moderate-income owner-occupied or rental housing. Our AHP includes the following programs:

•

Competitive Program, which is the primary grant program to finance the purchase, construction or rehabilitation of housing for individuals with income at or below 80% of the median income for the area, and to finance the purchase, construction, or rehabilitation of rental housing, with at least 20% of the units occupied by, and affordable for, very low-income households .

•	Homeownership Opportunities Program, which provides assistance with down payments and closing costs to first-time homebuyers.

•	Neighborhood Impact Program, which provides rehabilitation assistance to homeowners to help improve neighborhoods.

•

Neighborhood Stabilization Assistance, which provides assistance with down payments and closing costs to purchase a home assisted by funds from the U.S. Department of Housing and Urban Development (“HUD”) Neighborhood Stabilization Program.

•	Refinance Assistance Program, which provides assistance with refinancing first mortgages through eligible targeted refinancing programs.

In addition to AHP, we also offer a variety of specialized Advance programs to support housing and community development needs. Through our CIP, we offer Advances to our members that are involved in community economic development activities benefiting low- or moderate-income families or neighborhoods. These Advances have maturities ranging from 30 days to 20 years and are priced at our cost of funds plus reasonable administrative expenses. These funds can be used for the development of housing, infrastructure improvements, or assistance to small businesses or businesses that are creating jobs in the member’s community for low- and moderate-income families. Advances made under our CIP comprised 3.2% and 2.6% of our total Advances outstanding, at par, at December 31, 2009, and December 31, 2008, respectively.

During 2007, we began offering HomeRetain with $100 million available ($50 million each for Indiana and Michigan members) to encourage members to provide mortgage modification or refinancing to homeowners with incomes at or below 115% of the HUD area median incomes (family of four not adjusted for family size) who are at risk of delinquency or default. HomeRetain expired as of June 30, 2009.

Our 2010 Community Lending Plan describes our plan to address the credit needs and market opportunities in our district states of Indiana and Michigan. It is available on our website at www.fhlbi.com by clicking on “Community Investment” and then selecting “Publications, Bulletins and Webinar Presentations” from the drop-down menu. Interested persons may also request a copy by contacting us, Attention: Corporate Secretary, FHLB of Indianapolis, 8250 Woodfield Crossing Boulevard, Indianapolis, IN 46240.

We are providing our website address solely for the reader’s information. Information appearing on our website is not incorporated into this Annual Report on Form 10-K.

REFCORP

REFCORP was established to provide funds to the Resolution Trust Corporation to resolve troubled savings and loan institutions in receivership during the 1980s and early 1990s. REFCORP has no employees but instead uses the officers, employees, and agents of the FHLBs. It is subject to such regulations, orders and directions as the Finance Agency prescribes. REFCORP was authorized by Congress in 1989 to issue bonds, notes, debentures, and similar obligations in an aggregate amount not to exceed $30 billion. REFCORP obligations are not obligations of, or guaranteed as to principal by, the FHLB System, the FHLBs, or the U.S. government. However, the U.S. government pays interest on such obligations as required, and, by statute, 20% of the net earnings after operating expenses and AHP expense of each FHLB is used to fund the interest payments on these obligations.

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

Contributions to REFCORP will be discontinued once all obligations have been fulfilled. However, due to the interrelationships of all future earnings of the 12 FHLBs, we are not able to determine the total cumulative amount to be paid by our Bank to REFCORP. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations for the Years Ended December 31, 2009, 2008, and 2007 — AHP and REFCORP Assessments — REFCORP” for more information about REFCORP payments.

Use of Derivatives

Finance Agency regulations and our Risk Management Policy (“RMP”) establish guidelines for the use of derivatives. The goal of our interest rate risk management strategy is not to eliminate interest rate risk but to manage it within appropriate limits. Permissible derivatives include interest rate swaps, swaptions, interest rate cap and floor agreements, calls, puts, futures, and forward contracts executed as part of our market risk management philosophy. We are permitted to execute derivative transactions only to manage interest rate risk positions, hedge embedded options in assets and liabilities including mortgage prepayment risk positions, hedge any foreign currency positions, and act as an intermediary between our members and interest rate swap counterparties. All derivatives are accounted for at their fair values. We are prohibited from trading in or the speculative use of these instruments, and we have limits for counterparty credit risk arising from these instruments.

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

•	reduce funding costs by executing a derivative concurrently with the issuance of COs;

•	fund and hedge Advances for which our members have sold us options embedded within the Advances;

•	mitigate the adverse earnings effects from the shortening or extension of the cash flows from mortgage assets with embedded prepayment options;

•	hedge the market risk associated with timing differences in the settlement of commitments in the MPP and COs;

•	protect the fair value of existing asset or liability positions; and

•	hedge market risk on a macro, or whole balance sheet, level.

Supervision and Regulation

The Bank Act

We are supervised and regulated by the Finance Agency, an independent agency in the executive branch of the U.S. government, established by HERA. Our former regulator, the Finance Board, was abolished on July 30, 2009. Finance Board regulations, policies and directives have been transferred to the Finance Agency, and the Finance Board has substantially wound up its affairs.

Under the Bank Act, the Finance Agency’s responsibility is to ensure that, pursuant to regulations promulgated by the Finance Agency, each FHLB:

•	carries out its housing finance mission;

•	remains adequately capitalized and able to raise funds in the capital markets; and

•	operates in a safe and sound manner.

The Finance Agency is headed by a Director, who is appointed to a five-year term by the President of the United States, with the advice and consent of the Senate. The Director appoints a Deputy Director for the Division of Enterprise Regulation, a Deputy Director for the Division of FHLB Regulation, and a Deputy Director for Housing Mission and Goals, who oversees the housing mission and goals of Fannie Mae and Freddie Mac, as well as the housing finance and community and economic development mission of the FHLBs. HERA also established the Federal Housing Finance Oversight Board, comprised of the Secretaries of Treasury and HUD, the Chairman of the Securities and Exchange Commission (“SEC”), and the Director. The Oversight Board functions as an advisory body to the Director. The Finance Agency’s operating expenses are funded by assessments on the FHLBs, Fannie Mae and Freddie Mac. As such, no tax dollars or other appropriations support the operations of the Finance Agency or the FHLBs. In addition to our submissions to the Finance Agency of monthly financial information on our condition and results of operations, the Finance Agency conducts annual on-site examinations in order to assess our safety and soundness and also performs periodic on- and off-site reviews. For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Accounting and Regulatory Developments — Legislative and Regulatory Developments.”

The Bank Act gives the Secretary of the Treasury the discretion to purchase COs up to an aggregate principal amount of $4 billion. No borrowings under this authority have been outstanding since 1977. HERA also provided another U.S. Treasury line of credit which expired on December 31, 2009. We did not draw on this available source of liquidity.

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

GLB Act Amendments to the Bank Act

Prior to the enactment of the GLB Act in 1999, the Bank Act provided for a “subscription” capital structure for the FHLBs. Under that structure, a single class of capital stock was issued to members by their respective FHLB pursuant to a statutory formula that required each member to purchase stock in an aggregate amount equal to the greatest of the following (i) $500; (ii) 1% of the member’s total mortgage assets; or (iii) 5% of the Advances outstanding to the member. The stock was redeemable by a member that sought to withdraw from its FHLB membership upon six months’ prior written notice to that FHLB. Upon redemption, a member would receive the par value of its stock.

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

The GLB Act amendments require that each FHLB maintain permanent capital and total capital, as defined below, in sufficient amounts to comply with specified, minimum risk-based capital and leverage capital requirements.

•

Permanent capital is defined as the amount we receive for our Class B Stock (including MRCS) plus our Retained Earnings. We are required to maintain permanent capital at all times in amount equal to our risk-based capital requirement, which includes the following components:

•

Credit risk capital requirement — The credit risk capital requirement represents the sum of our credit risk charges for all assets, off-balance sheet items and derivative contracts, calculated using the methodologies and risk weights assigned to each classification in the regulations;

•

Market risk capital requirement — The market risk capital requirement represents the sum of the market value of our portfolio at risk from movements in interest rates, foreign exchange rates, commodity prices, and equity prices that could occur during periods of market stress, and the amount by which the market value of total capital is less than 85% of the book value of total capital;

•	Operations risk capital requirement — The operations risk capital requirement represents 30% of the sum of our credit risk and market risk capital requirements

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

In addition to changes in capital structure, the GLB Act also transferred more of the governance and management of each FHLB to its board of directors and officers and away from the Finance Agency. This included the right of the directors to elect the chair and vice chair of the board of directors. The Finance Agency has issued guidance to the FHLBs on various topics that are now controlled by their boards but are of concern to the Finance Agency.

HERA Amendments to the Bank Act

HERA eliminated the Finance Agency’s authority to appoint directors to our board, and the appointed directors are now independent directors and are elected by the entire membership to four-year terms, subject to transitional stagger terms, which may be shorter. The member directors are also elected by each state to four-year terms (subject to staggering). HERA also eliminated the Finance Agency’s authority to cap director fees, but placed additional controls over executive compensation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation–Recent Accounting and Regulatory Developments — Legislative and Regulatory Developments” for more information.

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

Federal Securities Laws

Our shares of Class B Stock are registered with the SEC under the Exchange Act and we are subject to the information, disclosure, insider trading restrictions, and other requirements under the Exchange Act. We are not subject to the provisions of the Securities Act of 1933 as amended. We have been, and continue to be, subject to all relevant liability provisions of the Exchange Act.

Because our Class B Stock is registered under the Exchange Act, we are subject to the requirements of the Sarbanes-Oxley Act of 2002 (“SOX”) and related rules and regulations issued by the SEC. SOX was enacted to address corporate and accounting fraud and established a new accounting oversight board that enforces auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, SOX

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

Federal and State Banking Laws

We are not generally subject to the state and federal banking laws affecting U.S. retail depository financial institutions. However, as we do provide our members with certain correspondent services, such as wire transfer services, our activities are subject to the Bank Secrecy Act, as amended by the U.S.A. Patriot Act. We are, therefore, required to report suspicious activity involving the movement of large amounts of cash or the attempted wire transfer of funds to persons or countries that are on the U.S. government’s restricted list. Further, we may become subject to additional requirements if the U.S. Treasury issues regulations governing our activities in this area.

As a wholesale secured lender and a secondary market purchaser of mortgage loans, we are not, in general, directly subject to the various federal and state laws regarding consumer credit protection, such as anti-predatory lending laws. However, as non-compliance with these laws could affect the value of these loans as collateral or acquired assets, we require our members to warrant that all of the loans pledged or sold to us are in compliance with all applicable laws. On May 20, 2009, the Helping Families Save Their Homes Act of 2009 was signed into federal law. Among other things, this legislation requires that, when a mortgage loan (defined to include any consumer credit transaction secured by the principal dwelling of the consumer) is sold or transferred, the new creditor shall, within 30 days of the sale or transfer, notify the borrower of the following: the identify, address and telephone number of the new creditor; the date of transfer; how to reach an agent or party with the authority to act on behalf of the new creditor; the location of the place where the transfer is recorded; and any other relevant information regarding the new creditor. We have begun providing the appropriate notice to borrowers whose mortgage loans we purchase under our MPP and have established procedures to ensure compliance with this new notice requirement.

Regulatory Enforcement Actions

While examination reports are confidential between the Finance Agency and an FHLB, the Finance Agency may publicly disclose supervisory actions or agreements that the Finance Agency has entered into with an FHLB. We are not subject to any such Finance Agency actions, and we do not believe any current Finance Agency actions with respect to other FHLBs will have a material adverse effect on our cost of funds.

Assessments

We are obligated to make payments to REFCORP in the amount of 20% of net earnings after operating expenses and AHP expense. Additionally, in the aggregate, the 12 FHLBs are required annually to set aside, for the AHP, the greater of $100 million or 10% of the current year’s net earnings before Interest Expense on MRCS and after the REFCORP assessment.

Membership Trends and Geographic Distribution

Our membership territory is comprised of the states of Indiana and Michigan. At December 31, 2009, we had 417 members, compared to 424 members at December 31, 2008. While we experienced a loss of 26 members in 2009, it was partially offset by 19 new members, including five commercial banks and thrifts, four credit unions, and ten insurance companies. Historically, few of our members have chosen to withdraw from membership other than in connection with mergers and consolidations. However, during 2009, we lost five members as a result of regulatory resolution actions due to their distressed financial condition.

The following tables present the geographic distribution of our members and Advances and the composition of our members by type of financial institution:

	December 31, 2009		December 31, 2008
Members by State	Number	%	Number	%
Indiana	194	47%	195	46%
Michigan	223	53%	229	54%

Total	417	100%	424	100%

	Percentage of Advances, at par December 31,
Advances to Members by State	2009	2008
Indiana	39%	38%
Michigan	61%	62%

Total	100%	100%

	December 31, 2009		December 31, 2008
Members by Type	Number	%	Number	%
Commercial Banks	230	55%	248	58%
Thrifts	48	12%	49	12%
Credit Unions	101	24%	98	23%
Insurance Companies	38	9%	29	7%

Total	417	100%	424	100%

Competition

We operate in a highly competitive environment. Demand by members for Advances is affected by, among other things, the cost of their other available sources of funds, including deposits. We compete with other suppliers of wholesale funding, both secured and unsecured. Such other suppliers may include the U.S. government, deposit insurers, the Federal Reserve Banks, investment banking concerns, commercial banks, and in certain circumstances, other FHLBs. An example of these circumstances occurs when a financial holding company has subsidiary banks that are members of different FHLBs, and can, therefore, choose to take Advances from the FHLB with the best rate. Larger institutions may have access to all of these alternatives as well as independent access to the national and global credit markets. The availability of alternative funding sources to members can significantly influence the demand for Advances and can be affected by a variety of factors, including market conditions, members’ creditworthiness and regulatory restrictions, liquidity access from other government sources (such as the FDIC, a Federal Reserve Bank or the U.S. Treasury) and availability of collateral and its valuation. During the past economic and credit crisis, competition from government sources (such as the Temporary Liquidity Guarantee Program, the Troubled Asset Relief Program, and loans from the Federal Reserve Bank) has increased through various programs aimed to bolster the economy, alleviate the credit crisis and restart consumer and business lending.

Likewise, MPP is subject to significant competition. The most direct competition for mortgage purchases comes from other buyers of conventional, conforming fixed-rate mortgage loans such as Fannie Mae and Freddie Mac.

We also compete with Fannie Mae, Freddie Mac and other GSEs as well as corporate, sovereign, and supranational entities for funds raised through the issuance of CO Bonds, Discount Notes, and other debt instruments. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs to us or lesser amounts of debt issued on our behalf at the same cost than otherwise would be the case. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Financial Trends in the Capital Markets” for more information.

Employees

As of December 31, 2009, we had 159 full-time employees and five part-time employees, compared to 152 full-time employees and six part-time employees at December 31, 2008. A collective bargaining unit does not represent the employees.

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

We are providing our website address and the SEC’s website address solely for the reader’s information. Information appearing on our website or on the SEC’s website is not incorporated into this Annual Report on Form 10-K.

You may also request a copy of any of our public financial reports or our Code of Conduct through our Corporate Secretary at FHLB Indianapolis, 8250 Woodfield Crossing Boulevard, Indianapolis, IN 46240, (317) 465-0200.

ITEM 1A.	RISK FACTORS

We have identified the following risk factors that could have a material adverse effect on our business, financial condition and/or results of operations.

Economic Conditions Could Have an Adverse Effect on Our Business, Financial Condition, and Results of Operations.

Our business, financial condition, and results of operations are sensitive to general domestic and international business and economic conditions, such as short-term and long-term interest rates, inflation, the money supply, fluctuations in both debt and equity capital markets, and the strength of the U.S. economy and the local economies in which we conduct business. Our district is comprised of the states of Indiana and Michigan. Economic data for our district have generally been unfavorable compared to national data, with unemployment and foreclosure rates higher than national rates. The continued or deepening financial crisis, unfavorable economic conditions and effects on the competitiveness of our business model from current or future federal governmental actions to mitigate the financial crisis, as well as capital adequacy issues at other FHLBs, could result in additional unfavorable consequences for our business, including further reductions in our statutory mission activities and lower profitability.

The potential adverse impact of unfavorable economic conditions, particularly within mortgage markets, on our Advances, MPP, and investment activities is manifest in higher levels of credit risk, which is covered in detail in the following Risk Factor.

Our Exposure to Credit Risk Could Adversely Affect Our Financial Condition and Results of Operations.

We remain exposed to increased credit risk from member products, counterparties, and investment securities in spite of signs of financial market stabilization during 2009. The deterioration of economic conditions since mid-2007 has resulted in decreasing real estate property values, which could affect the mortgages pledged as collateral for Advances, loans purchased through our MPP, and MBS collateral.

During 2009, the financial services industry has continued to experience an increase of the number of both financial institution failures and the number of acquisitions to resolve distressed institutions. This trend may reduce the number of current and potential members in our district. The resulting loss of business could negatively affect our financial condition, earnings, and operations in general. Additionally, if a member fails and the FDIC or the member (or another applicable entity) does not either (i) promptly repay all of the failed institution’s obligations to our Bank or (ii) assume the outstanding Advances, we may be required to liquidate the collateral pledged by the failed institution. The proceeds realized from the liquidation of pledged collateral may not be sufficient to fully satisfy the amount of the failed institution’s obligations plus the operational cost of liquidating the collateral, particularly when the volatility of market prices and interest rates adversely affect the value of the collateral that we hold as security for our members’ obligations. Price volatility could also adversely impact our determination of collateral weightings, which could ultimately cause a collateral deficiency in a liquidation action. In some cases, we may not be able to liquidate the collateral in a timely manner.

As noted above, mortgage collateral pledged by our members may have decreased in value. In order to remain fully collateralized, we may require members to pledge additional collateral, when deemed necessary. This requirement may adversely affect members that lack additional assets to pledge as collateral. If members are unable to collateralize their obligations with us, our Advance could decrease, negatively affecting our financial condition.

Since the inception of the MPP, we have acquired only traditional fixed-rate loans with fixed terms of up to 30 years. During the past year, delinquencies in prime fixed-rate mortgages have increased and residential property values in many states have declined. If delinquency rates and loss severity on mortgage loans continue to increase or there is a rapid decline in residential real estate values, we could experience reduced yields or losses on our MPP portfolio, even with our LRA and SMI credit enhancement.

The MBS market continues to face uncertainty over the effect of further home price deterioration and of new or proposed governmental actions (including mortgage loan modification programs) and the reduction or elimination of

Federal Reserve holdings of MBS. Changes in borrower, lender, and investor behavior have depressed and complicated the pricing of private-label MBS. Uncertainty surrounding the depth and duration of these trends changed the markets for private-label MBS, such that formerly well functioning markets have become highly illiquid, with prices reflecting a lack of dealer and investor sponsorship. During 2009, the NRSROs downgraded a significant number of private-label MBS, including several in our portfolio. These and other factors have led to the deterioration of the fair value of our private-label MBS, as well as other-than-temporary impairment (“OTTI”, which term also refers to “other-than-temporarily impaired,” as the context indicates) charges for several of our private-label MBS. Our private-label MBS include non-agency residential MBS (“RMBS”) and commercial MBS (“CMBS”). Our ABS includes both manufactured housing and home equity loans. Private-label MBS and ABS in our portfolio refer to our private-label RMBS, CMBS and ABS (“Private-label MBS and ABS”).

Throughout 2008 and 2009, Private-label MBS and ABS generally experienced increased delinquencies and loss severities due to market uncertainty and illiquidity. The significant widening of credit and liquidity spreads that occurred during 2008 and much of 2009 further reduced the fair value of our MBS portfolio. Further declines in the fair value of our MBS portfolios, as well as increased loan default rates, loss severities and prepayment speeds, may result in additional material OTTI charges in future periods, which could materially adversely affect our financial condition and operating results. If we decide to sell securities due to credit deterioration, the price we may ultimately realize will depend on the demand and liquidity in the market at the time and may be materially lower than the carrying value reflected in our financial statements.

Our primary exposures to institutional counterparty risk are with:

•	money market counterparties;

•	derivative counterparties;

•	third-party providers of credit enhancements on the MBS investments that we hold in our investment portfolios, including mortgage insurers, bond insurers and financial guarantors;

•	third-party providers of PMI and SMI for mortgage loans purchased under MPP;

•	servicers for mortgage loans we hold as collateral on Advances; and

•	servicers for mortgage loans purchased under MPP.

We assume unsecured credit risk when entering into money market transactions and financial derivatives transactions with domestic and foreign counterparties. The insolvency or other inability of a significant counterparty to perform its obligations under such transactions or other agreements could have an adverse effect on our financial condition and results of operations.

Our ability to engage in routine derivatives, funding and other transactions could be adversely affected by the soundness of financial institutions that transact business with our counterparties. Financial service institutions are interrelated as a result of trading, clearing, counterparty and/or other relationships. As a result, financial difficulties experienced by one or more financial service institutions could lead to market-wide disruptions that impair our ability to find counterparties for routine business transactions. For information on proposed legislation regarding derivatives clearinghouses and related matters, please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Accounting and Regulatory Developments — Legislative and Regulatory Developments — Proposed Legislation”.

Inability to Access Capital Markets Could Adversely Affect Our Liquidity.

The unfavorable conditions in the U.S. economy significantly increase our liquidity risk as well as our credit risk. We regularly issue debt securities or COs. At times, it can be more difficult and more expensive to issue longer-term debt, and this would necessitate focusing our efforts on short-term debt funding with maturities of six months or less. Any significant disruption of the short-term debt market could have a serious impact on our Bank and the FHLB System.

Our primary source of funds is the sale of COs in the capital markets. Our ability to obtain funds through the sale of COs depends in part on prevailing conditions in the capital markets, such as investor demand and the effects of the reduction of liquidity in financial markets, which are beyond our control. Severe financial and economic disruptions, and the U.S. government’s measures to mitigate their effects, can change the traditional bases on which market participants value GSE debt securities and consequently could affect our funding costs and practices.

If we are unable to access funding when needed on acceptable terms, our ability to support and continue our operations could be adversely affected, which could negatively affect our financial condition and results of operations, and the value of membership in our Bank.

Adverse Changes in Interest Rates Could Have a Material Adverse Effect on Earnings, Including Potential Loss.

We operate under regulatory and internal constraints that reduce the potential for significant losses due to changes in interest rates. However, an adverse change in interest rates or a change in the level or shape of the yield curve could result in reduced earnings and market value of equity. We purchase mortgage loans, MBS, and ABS at both premiums and discounts. Any growth in these portfolios would increase our interest rate risk. A decrease in the size of the mortgage asset portfolio could have an adverse effect on financial performance. A number of measures are used to monitor and manage interest rate risk. We make certain key assumptions, including prepayment speeds on mortgage-related assets, cash flows, loan volumes, and pricing. These assumptions are inherently uncertain and, as a result, it is impossible to accurately predict the impact of higher or lower interest rates on Net Interest Income.

Changes in the Legal and Regulatory Environment May Adversely Affect Our Business, Demand for Advances, the Cost of Debt Issuance, and the Value of FHLB Membership.

We could be materially adversely affected by:

•	the adoption of new laws, policies, regulations or accounting pronouncements;

•	changes in existing laws, policies or regulations;

•	new or revised interpretations or applications of laws, policies, or regulations by the Finance Agency, the SEC, FASB, or other federal or state regulatory bodies;

•	judicial decisions that modify the present regulatory environment; and

•	the failure of certain regulatory rules or policies to change in the manner we anticipated at the time we established our own rules and policies.

Changes that restrict the growth of our current business or prohibit the creation of new products or services could negatively impact our earnings. Further, the regulatory environment affecting members could be changed in a manner that would negatively impact their ability to take full advantage of our products and services, our ability to rely on their pledged collateral, or their desire to maintain membership in our Bank.

In addition, our business and earnings are significantly affected by the monetary policies of the federal government and its agencies. We are particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the United States. The Federal Reserve Board’s policies directly and indirectly influence the yield on interest-earning assets and the cost of interest-bearing liabilities. For example, policies and actions focused on lowering home mortgage rates may increase the rate of mortgage prepayments and adversely affect our earnings on mortgage investments. Changes in the policies of the federal government and its agencies are beyond our control and difficult to predict.

Congress is deliberating financial reform legislation that could alter financial institution regulation, resolution of distressed “systemically significant” institutions, consumer protection guidelines, and the derivatives market. If passed, such legislation could impact our member institutions, their demand for Advances, and the cost and effectiveness of our derivatives transactions. For additional information concerning proposed legislation, please refer to in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Accounting and Regulatory Developments — Legislative and Regulatory Developments — Proposed Legislation”.

In September 2008, the Finance Agency placed Fannie Mae and Freddie Mac into conservatorship, and the U.S. Treasury put in place a set of financing agreements to help those GSEs continue to meet their debt service obligations. These actions created a “closer to the government” perception of Fannie Mae and Freddie Mac debt securities, which has led to a competitive advantage for their debt in the capital markets. As a result, our funding costs may be higher in order to make our COs attractive to investors of GSE securities.

The future role of the housing GSEs has been a national topic of discussion since Fannie Mae and Freddie Mac were placed into conservatorship. While these discussions have focused on Fannie Mae and Freddie Mac, the FHLB System’s role in the U.S. housing market and the FHLB System’s status as a GSE are also part of the discussions. We may be included in policy debates and potentially be affected by legal and regulatory changes focused on resolution of Fannie Mae and Freddie Mac. At this time, we cannot predict what impact, if any, these actions may have on our operations.

We May Fail to Meet Minimum Regulatory Capital Requirements, Which Could Affect Our Ability to Pay Dividends, Redeem or Repurchase Capital Stock, and Attract New Members.

We are required to maintain sufficient capital to meet specific minimum requirements, as defined by the Finance Agency. Historically, our capital has exceeded all capital requirements and we have maintained adequate capital and leverage ratios. If we violate any of these requirements or if our board or the Finance Agency determine that we have incurred, or are likely to incur, losses resulting, or losses that are expected to result, in a charge against capital, we would not be able to redeem or repurchase any capital stock while such charges are continuing or expected to continue. Violations could also result in restrictions pertaining to dividend payments, lending, investment, MPP activities, or other business activities. Additionally, the Finance Agency may require that we call upon our members to purchase additional capital stock to meet our minimum regulatory capital requirements. Members may be unable or unwilling to satisfy such calls for additional capital, thereby affecting their desire to continue doing business with our Bank.

Continued declines in market conditions could result in performance that causes our capital ratio to fall below a required level. The formula for calculating the risk-based capital includes factors that are dependent on interest rates and other market metrics that are outside our control that could cause the minimum requirement to increase to a point that exceeds our capital level. Further, if our Retained Earnings were to become negative, the Finance Agency could initiate restrictions consistent with those associated with failure of a minimum capital requirement.

The stability of our capital is also important in maintaining the value of membership in our Bank. Failure to meet minimum capital requirements, the inability to pay dividends or repurchase stock at par, or a request for capital contributions to restore capital could make it more difficult for us to attract new members or retain existing members.

Our Credit Rating Could be Lowered, Which Could Adversely Impact Our Cost of Funds or Ability to Enter Into Derivative Instrument Transactions on Acceptable Terms.

We currently have counterparty ratings of AAA/A-1+ and Aaa/P-1, with a stable outlook from S&P and Moody’s, respectively. It is possible that either rating could be lowered at some point in the future, which might adversely affect our costs of doing business, including the cost of issuing debt. Our cost of issuing debt could be adversely affected if the credit ratings of one or more other FHLBs are lowered, or if other FHLBs incur losses.

The following table shows the S&P and Moody’s long-term credit ratings for each of the FHLBs as of March 12, 2010:

	S&P		Moody’s
Federal Home Loan Banks	Rating	Outlook	Rating	Outlook
Atlanta	AAA	Stable	Aaa	Stable
Boston	AAA	Stable	Aaa	Stable
Chicago	AA+	Stable	Aaa	Stable
Cincinnati	AAA	Stable	Aaa	Stable
Dallas	AAA	Stable	Aaa	Stable
Des Moines	AAA	Stable	Aaa	Stable
Indianapolis	AAA	Stable	Aaa	Stable
New York	AAA	Stable	Aaa	Stable
Pittsburgh	AAA	Stable	Aaa	Stable
San Francisco	AAA	Stable	Aaa	Stable
Seattle	AA+	Stable	Aaa	Stable
Topeka	AAA	Stable	Aaa	Stable

Our financial strategies are highly dependent on our ability to enter into derivative transactions on acceptable terms to reduce interest-rate risk and funding costs. Rating agencies could lower our credit rating or issue negative reports, which may adversely affect our ability to enter into derivative transactions with acceptable parties on satisfactory terms in the quantities necessary to manage our interest-rate risk and funding costs on Consolidated Obligations.

Competition Could Negatively Impact Our Advances and Investments, the Supply of Mortgage Loans for MPP, Our Access to Funding and Our Earnings.

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

A general imbalance exists within the mortgage market as a result of reduced supply of mortgage related securities coupled with strong demand by investors. The unfavorable conditions in the housing market have resulted in significantly reduced new issuance. In addition, in an effort to keep mortgage rates low, the Federal Reserve is purchasing substantially all of the securities issued by the GSEs. Other entities that also purchase these securities currently have excess liquidity to invest resulting in high demand in a market with few new securities available to purchase. The result is a market offering very narrow mortgage spreads.

Likewise, the MPP is subject to significant competition. The most direct competition for purchases of mortgages comes from other buyers of conventional, conforming, fixed-rate mortgage loans, such as Fannie Mae and Freddie Mac. Increased competition can result in smaller market share of the securities or mortgages available for purchase and, therefore, lower income from these investments.

We also compete with Fannie Mae, Freddie Mac, and other GSEs, as well as corporate, sovereign, and supranational entities (including financial institutions and holding companies that issued debt guaranteed by the FDIC under the Temporary Liquidity Guarantee Program (“TLGP”) established in 2008) for funds raised through the issuance of CO Bonds, Discount Notes, and other debt instruments. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs to us or lesser amounts of debt issued at the same cost than otherwise would be the case. Although our supply of funds through issuance of COs has kept pace with our funding needs, there can be no assurance that this will continue.

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

Loss of One or More Large Customers Could Adversely Impact Our Profitability, Our Ability to Achieve Business Objectives, and Our Risk Concentration.

The loss of a large customer could result from a variety of factors, including acquisition, consolidation of charters within a bank holding company, or resolution of a financially distressed member. As of December 31, 2009, our top three Advances customers accounted for 32.8% of total Advances, at par. One of these large customers is no longer our member. We expect Advances to continue to decline in 2010 as Advances to former members continue to mature. The loss of any large customer could further adversely impact our profitability and our ability to achieve business objectives.

At December 31, 2009, our top three MPP customers accounted for 73% of outstanding MPP assets, at par. These customers are no longer our members. Although the mortgage loans purchased through our MPP remain outstanding until prepayment or maturity, we are no longer able to purchase mortgage loans from these customers. We expect the MPP portfolio to continue to decline during 2010 as we transition from a small group of large volume sellers to a larger group of smaller sellers. These smaller sellers predominantly originate mortgage loans in Indiana and Michigan. Over time, we expect our concentration of MPP loans from Indiana and Michigan to increase.

Providing Financial Support to Other FHLBs Could Negatively Impact Our Members.

We are jointly and severally liable with the other FHLBs for the COs issued on behalf of the FHLBs through the Office of Finance. We may not pay any dividends to members or redeem or repurchase any shares of our capital stock if the principal and interest due on all COs have not been paid in full when due. If another FHLB were to default on its obligation to pay principal or interest on any COs, the Finance Agency may allocate the outstanding liability among one or more of the remaining FHLBs on a pro-rata basis or on any other basis the Finance Agency may determine. As a result, our ability to pay dividends to our members or to redeem or repurchase shares of our capital stock could be affected not only by our own financial condition, but also by the financial condition of one or more of the other FHLBs. Although no FHLB has ever defaulted on its debt obligations since the FHLB System was established in 1932, the economic crisis has adversely impacted the financial results of some FHLBs. In addition to servicing debt under our joint and several liability, we may voluntarily or involuntarily provide financial assistance to another FHLB in order to resolve a condition of financial distress.

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

We make significant use of sophisticated financial models when preparing financial statements and evaluating various financial risks. These models rely on various inputs and require management to make critical judgments about the appropriate assumptions that are used in the calculations and may overstate or understate the value of certain financial instruments, future performance expectations, and our level of risk exposure. Our models could produce unreliable results for a number of reasons, including, but not limited to, invalid or incorrect assumptions underlying the models, the need for manual adjustments in response to rapid changes in economic conditions, incorrect coding of the models, incorrect data being used by the models or inappropriate application of a model to products or events outside the model’s intended use. In particular, models are less dependable when the economic environment is outside of historical experience, as has been the case in recent years. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies and Estimates” herein for more information.

Finance Agency Actions Concerning Credit Enhancement Requirements Could Have an Adverse Impact on Our MPP.

On August 6, 2009, the Finance Agency issued a regulatory waiver to allow us to hold our existing MPP portfolio for one year from the date of the waiver, subject to certain conditions. For new MPP purchases, the waiver applied for six months from the date of the waiver, also subject to certain conditions. On February 18, 2010, the Finance Agency extended the expiration of its regulatory waiver for an additional six months, to August 6, 2010. If we are unable by the expiration of the waiver period to implement an alternative MPP product which meets the credit enhancement requirements of the Finance Agency regulation, and are unable to acquire new MPP loans, we face a loss of revenue from MPP. For additional information concerning this Finance Agency waiver, please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Accounting and Regulatory Developments — Legislative and Regulatory Developments — Regulatory Waiver of SMI Rating Requirement for MPP Purchases.”

Damage Caused by Natural Disasters or Acts of Terrorism Could Adversely Impact Us or Our Members.

Damage caused by natural disasters or acts of terrorism could adversely impact us or our members, leading to impairment of assets and/or potential loss exposure. Real property that could be damaged in these events may serve as collateral for Advances, or security for the mortgage loans we purchase from our members or the non-agency MBS securities we hold as investments. If this real property is not sufficiently insured to cover the damages that may occur, the member may have insufficient other collateral to fully secure its Advances, or the mortgage loan sold to us may be severely impaired in value.

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

ITEM 3.	LEGAL PROCEEDINGS

We have no material pending legal proceedings, and we are unaware of any potential claims that are material.

ITEM 4.	RESERVED

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

No Trading Market

Our Class B Stock is not publicly traded, and there is no established market for such stock. Members may be required to purchase additional shares of Class B Stock from time to time in order to meet minimum investment requirements under our Capital Plan which was implemented on January 2, 2003, in accordance with provisions of the GLB Act amendments to the Bank Act and Finance Agency regulations. Our Class B Stock may be redeemed, at par value of $100 per share, up to five years after we receive a written redemption request by a member, subject to regulatory limits and to the satisfaction of any ongoing stock investment requirements applicable to the member. We may repurchase shares held by members in excess of their required holdings at our discretion at any time.

None of our capital stock is registered under the Securities Act of 1933, as amended, and purchases and sales of stock by our members are not subject to registration under the Securities Act of 1933, as amended.

Number of Shareholders

As of February 28, 2010, we had 438 shareholders and $2,482,818,500 par value of regulatory capital stock issued and outstanding.

Dividends

Dividends may, but are not required to, be paid on our Class B Stock. Our board of directors may declare and pay dividends in either cash or capital stock or a combination thereof, subject to Finance Agency regulations. Our Capital Plan provides for two sub-series of Class B Stock: Class B-1 and Class B-2. Class B-2 is required stock that is subject to a redemption request. Class B-1 shareholders receive a higher dividend than Class B-2 shareholders. The Class B-2 dividend is presently calculated at 80% of the amount of the Class B-1 dividend, and can only be changed by an amendment to our Capital Plan with approval of the Finance Agency. The amount of the dividend to be paid is based on the average number of each sub-series held by the member during the dividend payment period. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Resources” and Note 14 to the Financial Statements.

We are exempt from federal, state, and local taxation, except for real estate taxes. Despite our tax-exempt status, any cash dividends issued by us to members are taxable dividends to the members and do not benefit from the exclusion for corporate dividends received. The preceding information is for general information only. It is not tax advice. Members should consult their own tax advisors regarding particular federal, state, and local tax consequences for purchasing, holding, and disposing of our Class B Stock, including the consequences of any proposed change in applicable law.

We paid quarterly cash dividends on a per share basis, as set forth in the following tables.

2010 Dividend Table	B-1 Cash	B-2 Cash
Quarter 1	$0.50	$0.40

2009 Dividend Table	B-1 Cash	B-2 Cash
Quarter 1	$1.00	$0.80
Quarter 2	0.56	0.45
Quarter 3	0.81	0.65
Quarter 4	0.50	0.40

2008 Dividend Table	B-1 Cash	B-2 Cash
Quarter 1	$1.19	$0.95
Quarter 2	1.31	1.05
Quarter 3	1.31	1.05
Quarter 4	1.19	0.95

ITEM 6.	SELECTED FINANCIAL DATA

The following table should be read in conjunction with the financial statements and related notes and the discussion set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Annual Report on Form 10-K. The results of operations for the years presented are not necessarily indicative of the results to be expected for any subsequent period or entire year. The results of operations data for the three years ended December 31, 2009, 2008, and 2007, and the financial position data as of December 31, 2009 and 2008, are derived from the audited financial statements included in this Annual Report on Form 10-K. The results of operations data for the years ended December 31, 2006, and 2005, and the financial position data as of December 31, 2007, 2006, and 2005 are derived from the audited financial statements for such years, which are not included within this Annual Report on Form 10-K ($ amounts in millions).

	Selected Financial Data
	As of and for the Years Ended December 31,
	2009	2008	2007	2006	2005
Statement of Condition
Investments(1)	$14,994	$15,758	$19,636	$14,262	$12,433
Advances	22,443	31,249	26,770	22,282	25,814
Mortgage Loans Held for Portfolio	7,272	8,780	9,397	10,021	9,540
Total Assets	46,599	56,860	56,055	46,809	48,014
Discount Notes	6,250	23,466	22,171	10,471	9,367
CO Bonds	35,908	28,697	30,254	32,844	34,972
Total Consolidated Obligations, net(2)	42,158	52,163	52,425	43,315	44,339
Mandatorily Redeemable Capital Stock	756	539	163	151	44
Capital Stock, Class B Putable	1,726	1,879	2,003	1,793	2,156
Retained Earnings	349	283	202	167	149
Accumulated Other Comprehensive Income (Loss)	(329)	(71)	(6)	(5)	(2)
Total Capital	1,746	2,091	2,199	1,955	2,303

Statement of Income
Net Interest Income	272	278	207	205	224
Net Other-Than-Temporary Impairment Losses	(60)	—	—	—	—
Other Income (Loss)	2	15	2	(2)	25
Other Expenses	49	41	42	43	41
Total Assessments	45	68	45	43	55
Net Income	120	184	122	117	153

Selected Financial Ratios
Return on average equity(3)	5.94%	8.14%	5.87%	5.39%	6.86%
Return on average assets	0.23%	0.32%	0.24%	0.25%	0.33%
Dividend payout ratio(4)	44.72%	53.63%	70.87%	84.05%	57.98%
Net interest margin(5)	0.52%	0.48%	0.41%	0.43%	0.49%
Total Capital ratio (at period end)(6)	3.75%	3.68%	3.92%	4.17%	4.79%
Total Regulatory capital ratio (at period end)(7)	6.07%	4.75%	4.23%	4.51%	4.88%
Average Equity to Average Assets	3.87%	3.88%	4.10%	4.59%	4.85%
Weighted average dividend rate, Class B stock(8)	2.83%	5.01%	4.62%	4.75%	4.31%

(1)	Investments consist of Held-to-Maturity Securities, Available-For-Sale Securities, Trading Securities, Interest-Bearing Deposits, and Federal Funds Sold.
(2)	The par amount of the outstanding COs for all 12 FHLBs was $930.6 billion, $1,251.5 billion, $1,189.7 billion, $951.7 billion, and $937.5 billion, at December 31, 2009, 2008, 2007, 2006, and 2005, respectively.
(3)	Return on average equity is Net Income expressed as a percentage of average total capital.
(4)	The dividend payout ratio is calculated by dividing dividends paid in cash and/or stock during the year ended by Net Income for the year.

(5)	Net interest margin is Net Interest Income as a percentage of average earning assets.
(6)	Total Capital ratio is Capital Stock plus Retained Earnings and Accumulated Other Comprehensive Income (Loss) as a percentage of period-end Total Assets.
(7)	Regulatory capital ratio is Capital Stock plus Retained Earnings and MRCS as a percentage of period-end Total Assets.
(8)	Weighted average dividend rates are dividends paid in cash and/or stock divided by the average of capital stock eligible for dividends.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and related footnotes contained in this Annual Report on Form 10-K.

Amounts used to calculate percentage changes are based on numbers in the thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

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

•	ability to develop and support technology and information systems, including the Internet, sufficient to effectively manage the risks of our business;

•	changes in terms of interest rate exchange agreements and similar agreements;

•	membership changes, including, but not limited to, mergers, acquisitions and consolidation of charters;

•	timing and volume of market activity;

•	ability to introduce new products and services and successfully manage the risks associated with those products and services, including new types of collateral securing Advances and securitizations;

•	risk of loss arising from litigation filed against one or more of the FHLBs;

•	risk of loss arising from natural disasters or acts of terrorism;

•	risk of loss should one or more of the FHLBs be unable to repay its participation in the Consolidated Obligations, or an FHLB is otherwise unable meet its financial obligations;

•	inflation or deflation; and

•	changes in the value of global currencies.

Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make through reports filed with the SEC in the future, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Executive Summary

Overview

We are a regional wholesale bank that makes Advances (secured loans), purchases mortgages and other investments, and provides other financial services to our member financial institutions. These member financial institutions consist of federally-insured depository institutions (including commercial banks, thrifts, and credit unions), CDFIs and insurance companies. All member financial institutions are required to purchase shares of our Class B Capital Stock as a condition of membership. Our public policy mission is to facilitate and expand the availability of financing for housing and community development. We seek to achieve this by providing services to our members in a safe, sound, and profitable manner, and by generating a competitive return on their capital investment.

We manage our business by grouping our products and services within two business segments:

•

Traditional, which includes credit services (such as Advances, letters of credit, and lines of credit), investments (including Federal Funds Sold, Available-For-Sale-Securities (“AFS”), Held-to-Maturity Securities (“HTM”)), and deposits; and

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

Our profitability is primarily determined by the interest rate spread between the interest rate earned on our assets and the interest rate paid on our share of the Consolidated Obligations. We use funding and hedging strategies to mitigate the related interest-rate risk.

Analysis of Operating Results

Our overall prospects are dependent on the market environment and our members’ demand for wholesale funding and sales levels of mortgage loans. As part of their overall business strategy, our members typically use wholesale funding, in the form of Advances, along with other sources of funding, such as retail deposits and excess liquidity, and certain members sell mortgage loans to us.

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

Advances declined during 2009 due to decreased demand related to various economic factors such as growth in our members’ deposits and reduced loan demand. Although purchases of mortgage loans by the MPP have increased slightly, they were not enough to offset principal repayments. Member demand for Advances and the MPP is also influenced by the steepness of the yield curve, as well as the availability and cost of other sources of wholesale or government funding.

Highlights of Our Operating Results for the Years Ended December 31, 2009, and 2008

Results of Operations

The following table presents the comparative highlights of our results of operations ($ amounts in millions):

	For the Years Ended December 31,
Comparative Highlights	2009	2008	$ change	% change
Net Interest Income	$272	$278	$(6)	(2.0)%
Other Income (Loss)	(58)	15	(73)	(494.9)%
Other Expenses	49	41	8	20.8%

Income Before Assessments	165	252	(87)	(34.4)%
AHP	15	22	(7)	(31.8)%
REFCORP	30	46	(16)	(34.7)%

Total Assessments	45	68	(23)	(33.8)%

Net Income	$120	$184	$(64)	(34.7)%

The decrease in Net Income for the year ended December 31, 2009, compared to the same period in 2008 was primarily due to a decrease in Other Income (Loss) mainly due to net OTTI losses, and, to a lesser extent, a decrease in Net Gains (Losses) on Derivatives and Hedging Activities. See “Risk Management — Credit Risk Management — Investments — OTTI Evaluation Process” herein for more information on our OTTI analysis.

These decreases were partially offset by a reduction in Total Assessments consistent with the lower level of Income Before Assessments.

A more detailed discussion of these changes in Net Income can be found in “Results of Operations for the Years Ended December 31, 2009, 2008, and 2007” herein.

On February 22, 2010, our board of directors declared a cash dividend on our Class B-1 stock of 2.00% (annualized) and Class B-2 stock of 1.60% (annualized), based on our results for the fourth quarter of 2009. This dividend rate reflects our board’s desire to pay a market-rate dividend on our members’ investments while building Retained Earnings for capital management purposes.

Financial Condition

Total Assets were $46.6 billion as of December 31, 2009, a decrease of $10.3 billion compared to $56.9 billion as of December 31, 2008. This decrease was primarily due to the following:

•

a net decrease in Advances of $8.8 billion, mainly as a result of decreased demand for Advances from many of our current depository members, including a decrease of $3.6 billion in Advances to one former member. This was partially offset by a $0.5 billion or 11.7% increase in Advances to insurance company members. See “Analysis of Financial Condition — Advances” herein for more information; and

•

a net decrease of $1.5 billion in our Mortgage Loans Held for Portfolio, primarily due to the reduction of outstanding balances due to maturity or prepayment, as described in more detail in “Analysis of Financial Condition — Mortgage Loans Held for Portfolio” herein.

The overall balance of our Consolidated Obligations, which fluctuates in relation to our Total Assets, equaled $42.2 billion at December 31, 2009, compared to $52.2 billion at December 31, 2008, a decrease of $10.0 billion. This decrease resulted primarily from reduced funding needs due to the decrease in Advances.

A more detailed discussion of the above changes can be found in “Analysis of Financial Condition” herein.

Highlights of Our Operating Results and for the Years Ended December 31, 2008, and 2007

Results of Operations

The following table presents the comparative highlights of our results of operations ($ amounts in millions):

	For the Years Ended December 31,
Comparative Highlights	2008	2007	$ change	% change
Net Interest Income	$278	$207	$71	34.5%
Other Income (Loss)	15	2	13	773.0%
Other Expenses	41	42	(1)	(2.2)%

Income Before Assessments	252	167	85	51.2%
AHP	22	14	8	51.7%
REFCORP	46	31	15	51.1%

Total Assessments	68	45	23	51.3%

Net Income	$184	$122	$62	51.1%

The increase in Net Income for the year ended December 31, 2008, compared to the same period in 2007 was primarily due to the following factors:

•

Net Interest Income increased, mainly due to the wider spreads realized on our interest-earning assets and the increase in interest-earning assets, as well as recent trends in market interest rates, partially offset by an increase in interest expense on MRCS due to a larger amount of MRCS that is classified as a liability;

•	Other Income (Loss) increased, primarily due to an increase in the Net Gains (Losses) on Derivatives and Hedging Activities; and

•

Other Expenses decreased due to lower Compensation and Benefits resulting from a non-recurring charge recognized in the first quarter of 2007 related to the early retirement incentive offered in the fourth quarter of 2006, partially offset by increased salaries and incentive accruals.

These increases were partially offset by an increase in Total Assessments consistent with the higher level of Income Before Assessments.

A more detailed discussion of these changes in Net Income can be found in “Results of Operations for the Years Ended December 31, 2009, 2008, and 2007” herein.

On February 20, 2009, we announced a cash dividend on our Class B-1 stock of 4.00% (annualized) and Class B-2 stock of 3.20% (annualized), based on our results for the fourth quarter of 2008.

Financial Condition

Total Assets were $56.9 billion as of December 31, 2008, an increase of $0.8 billion compared to $56.1 billion as of December 31, 2007. This increase was primarily due to:

•	an increase in Advances of $4.4 billion as a result of increased demand from our members; and

•	the purchase of $1.7 billion of agency debentures held in our AFS portfolio in order to utilize capital capacity and take advantage of investment opportunities.

These increases were partially offset by the following:

•	a net decrease of $3.2 billion in Cash and Due from Banks and Federal Funds Sold related to the increase in Advances; and

•	a decrease of $1.7 billion in HTM primarily due to the maturity of HTM certificates of deposits.

A more detailed discussion of the above changes can be found in “Analysis of Financial Condition” herein.

The Economy and the Financial Services Industry.

Our financial condition and results of operations are influenced by the general state of the economy and financial institutions, both nationally and in our district states of Indiana and Michigan; the conditions in the financial, credit and mortgage markets; and the prevailing level of interest rates. The U.S. economy entered a recession in December 2007, which continued through 2008 and much of 2009. In addition, the effects of the world-wide financial crisis, including increasing mortgage delinquencies and foreclosures, sharply falling housing prices, illiquidity in the credit markets, stock market fluctuations, higher borrowing costs for many financial institutions, and serious pressures on earnings and capital at many financial institutions, continued during 2009. Although there were indications that the recession and financial crisis began to abate in mid-2009, it is too soon to know if the positive signs will be sustained. However, according to a press release issued by the Federal Open Market Committee (“FOMC”) of the Federal Reserve Board on January 27, 2010, there are signs that economic activity has continued to strengthen. Household spending is expanding at a moderate rate but remains constrained by a weak labor market, lower housing wealth, and tight credit. The FOMC indicated that it will maintain the target range for the federal funds rate at 0.00-0.25% as economic conditions, including low rates of resource utilization, subdued inflation trends, and stable inflation expectations, are likely to warrant exceptionally low levels of the federal funds rate for an extended period. Also, in order to promote a smooth transition in markets, the FOMC will gradually slow the pace of its purchases of both agency debt and agency MBS and anticipates that these transactions will be executed by the end of the first quarter of 2010. Going forward, we anticipate that this reduced level of public program support could increase our funding costs and reduce the fair values of our MBS. See “Financial Trends in the Capital Markets” below for more information on recent market developments that impact the issuance and composition of the FHLB System’s COs.

The national mortgage market issues combined with the local decline of manufacturing have resulted in economic data for our district that generally compares unfavorably to national data. The Bureau of Labor Statistics reported that Michigan’s unemployment rate for December 2009 of 14.6% was the highest in the nation, while Indiana’s rate of 9.9% was slightly below the U.S. rate of 10.0%. Indiana and Michigan experienced year-over-year manufacturing employment declines of 10.8% and 16.7%, respectively. Michigan’s mortgage foreclosure rate for January 2010 of 0.39% of all housing units was the seventh highest in the nation, while Indiana’s foreclosure rate of 0.17% was lower than the 0.24% national rate, as reported by RealtyTrac. We believe the overall economic outlook for our district will continue to trail the overall U.S. economy.

Financial Trends in the Capital Markets

The Office of Finance, our fiscal agent, issues debt in the global capital markets on behalf of the 12 FHLBs in the form of Consolidated Obligations, including CO Bonds and Discount Notes. Our funding operations depend on debt issued by the Office of Finance, and the issuance of our debt is impacted by events in the capital markets. The ongoing credit market crisis that began in mid-2007 has had a significant impact on the FHLBs, including our access to funding markets, funding costs, investor and dealer sponsorship, and the profile of our outstanding debt.

The par amount of our COs was $42.0 billion at December 31, 2009, a decrease of $10.0 billion or 19.2%, compared to $52.0 billion at December 31, 2008. The outstanding balance of CO Bonds, at par, was 85.1% of total COs, compared to 54.8% at December 31, 2008. During 2008, the funding costs associated with issuing long-term COs became more volatile and rose sharply compared to LIBOR and U.S. Treasury security rates, while there was limited demand for long-term CO Bonds. Although market conditions improved in the fourth quarter of 2008, we were more reliant on the issuance of Discount Notes, with maturities of one year or less, for funding during 2008. During 2009, our access to CO Bond funding improved due to several factors:

•	The Federal Reserve Bank of New York purchased our COs, along with debt issued by Fannie Mae and Freddie Mac, and U.S Treasury securities during 2009;

•	The FHLB System implemented a monthly calendar for its mandated global bullet CO Bonds, which are issued across the maturity spectrum, resulting in increased transparency to dealers;

•	Spreads on Discount Notes decreased during 2009, making Discount Notes a less desirable funding option;

•	The improvement in CO Bond funding relative to benchmark indices; and

•	Interest rates stabilized after falling sharply during 2008, and have remained at historically low levels.

In early February 2010, Fannie Mae and Freddie Mac announced plans to purchase mortgage loans that are 120 days or more delinquent out of mortgage pools. The initial purchases were scheduled to occur from February 2010 through May 2010 with additional delinquency purchases as needed thereafter. As Fannie Mae and Freddie Mac may need to raise additional funds for these loan purchases, funding costs in the short end of the agency debt market may be affected.

The following table presents information on market interest rates at December 31, 2009, and 2008, and average market interest rates for the years ended December 31, 2009, and 2008.

	2009 12-Month Average	2008 12-Month Average	Average Rate 2009 vs. 2008 Variance	December 31, 2009 Ending Rate	December 31, 2008 Ending Rate	Ending Rate 2009 vs. 2008 Variance
Federal Funds Target(1)	0.25%	2.08%	(1.83)%	0.25%	0.25%	0.00%
3-month LIBOR(1)	0.69%	2.93%	(2.24)%	0.25%	1.43%	(1.18)%
2-year LIBOR(1)	1.41%	2.94%	(1.53)%	1.42%	1.48%	(0.06)%
5-year LIBOR(1)	2.65%	3.69%	(1.04)%	2.98%	2.13%	0.85%
10-year LIBOR(1)	3.44%	4.24%	(0.80)%	3.97%	2.56%	1.41%
3-month U.S. Treasury(1)	0.15%	1.45%	(1.30)%	0.05%	0.08%	(0.03)%
2-year U.S. Treasury(1)	0.94%	2.00%	(1.06)%	1.14%	0.77%	0.37%
5-year U.S. Treasury(1)	2.18%	2.79%	(0.61)%	2.68%	1.55%	1.13%
10-year U.S. Treasury(1)	3.24%	3.64%	(0.40)%	3.84%	2.21%	1.63%
15-year residential mortgage note rate(2)	4.59%	5.59%	(1.00)%	4.57%	4.80%	(0.23)%
30-year residential mortgage note rate(2)	5.03%	6.02%	(0.99)%	5.08%	5.03%	0.05%

(1)	Source: Bloomberg.
(2)	Average rates calculated using Bloomberg. December 31, 2009, and December 31, 2008, ending rates are from the last week in December 31, 2009, and December 31, 2008.

Outlook

We currently expect our financial performance to continue to generate reasonable returns for member stockholders across a wide range of business, financial, and economic environments. The level of market interest rates influences the yield on our earning assets, our cost of funds, and mortgage prepayment speeds. These factors drive our spreads, interest margins, and earnings. Since our assets and liabilities do not reprice immediately, there tends to be a lag between changes in market rates and changes to our spreads and margins. The impact of market rate fluctuations occurs more quickly on the portion of earning assets funded by our capital balance. Market interest rates reflect a wide variety of influences, such as inflation expectations, money supply, and the attractiveness of investment alternatives. Other factors that may influence our margins, earnings, or return on equity (“ROE”) include demand for our products, fee income, operating expenses and valuation of investment securities. See “Results of Operations” herein for a detailed discussion of these factors.

We expect earnings to decline in 2010 if spreads revert to normal levels. The market turmoil in 2008 and 2009 created opportunities to generate spreads well above historic levels on certain transactions. We expect that the frequency and level of high-spread investment opportunities could diminish during 2010. However, these factors could be influenced by unexpected changes in the market environment.

We strive to maintain relatively low operating expense ratios without sacrificing adequate systems, support, and staffing. Operating expenses are expected to decrease in 2010, compared to 2009, due to increased pension funding in 2009. However, we expect other 2010 operating expenses to increase due to higher risk management, systems enhancement, and compliance-related expenses.

In the future, we will continue to engage in various hedging strategies, and use derivatives to assist in mitigating the volatility of economic earnings and equity market value due to the maturity structure of our financial assets and liabilities. While we would expect that hedging with derivatives would reduce market risk and economic earnings volatility, fair value adjustments could increase earnings volatility as measured by GAAP.

Our Advances have been affected by increased deposits at our member banks, competitive pressures from alternative sources of wholesale funds available to the membership, and consolidation in the financial services industry. Bank of America’s withdrawal from membership in October 2008 due to its charter consolidation has led to the reduction of its Advances balance as the Advances mature or are paid off. Advances declined during 2009 and we expect Advances to decline further if our depository members experience a sustained growth in bank deposits and/or slow growth in lending. Although the maturity of Advances to former members will reduce outstanding Advances, we believe that Advances outstanding to our insurance company members, and the relative percentage of their Advances to total Advances, will continue to increase.

Although purchases of MPP loans have increased, they were not enough to offset principal repayments, and we expect the MPP portfolio to decline during 2010. Additionally, if mortgage interest rates remain at low levels and mortgage market liquidity improves, prepayments could increase, causing a further decline in our MPP portfolio. We expect our future MPP balance to be affected by continued consolidation in the financial services industry, and earnings from MPP to be affected by the interest rate environment and the limited number of large sellers in the district.

We actively monitor the credit quality of our investments; however, increased credit risk related to our Private-label MBS and ABS resulted in OTTI charges in 2009. If delinquency and/or loss rates on mortgages and/or home equity loans increase at a greater rate than currently expected, and/or there is a larger than expected decline in residential real estate values, we could experience additional OTTI charges. Because of the uncertainty regarding economic, financial market, and housing market conditions and the actual and projected performance of the loan collateral underlying our MBS, it is not possible to predict whether we will have additional OTTI charges in the future. See “Risk Management — Credit Risk Management — Investments — OTTI Evaluation Process” herein for more information.

We do not currently anticipate any major changes in the composition of our balance sheet that would significantly increase earnings sensitivity to changes in the market environment. In addition to having embedded prepayment options and basis risk exposure, which increase both our market risk and earnings volatility, the amortization of purchased premiums and discounts on mortgage assets could also result in greater volatility.

Results of Operations for the Years Ended December 31, 2009, 2008, and 2007

Net Income

Net Income was $120.5 million for the year ended December 31, 2009, a decrease of $64.0 million or 34.7%, compared to $184.5 million for the year ended December 31, 2008. The following factors contributed to this decrease in Net Income:

•

Other Income (Loss) decreased by $72.9 million primarily due to the $60.3 million credit loss portion of the OTTI write-down of certain private-label RMBS and a decrease of $13.2 million due to a decrease in Net Gains (Losses) on Derivatives and Hedging Activities, as discussed in more detail in “Other Income (Loss)” herein;

•	Other Expenses increased by $8.5 million, primarily due to increased Compensation and Benefits expenses and Other Operating Expenses, as discussed in “Other Expenses” herein; and

•	Net Interest Income decreased by $5.6 million. The factors impacting Net Interest Income are addressed separately below under “Net Interest Income.”

These decreases were partially offset by a decrease in Total Assessments of $22.9 million, consistent with the lower level of Income Before Assessments.

Net Income for the year ended December 31, 2008, was $184.5 million, an increase of $62.4 million or 51.1%, compared to $122.1 million for 2007. This increase in Net Income was primarily caused by the following:

•	Net Interest Income increased by $71.5 million. The factors impacting Net Interest Income are addressed separately below under “Net Interest Income.”

•

Other Income (Loss) increased by $13.0 million. This increase was primarily due to an increase in Net Gain (Loss) on Derivatives and Hedging Activities as discussed in more detail in “Other Income (Loss)” herein.

These factors were partially offset by an increase in Total Assessments of $23.0 million, consistent with the higher level of Income Before Assessments.

Earnings Analysis

The following table presents changes in the components of our earnings ($ amounts in millions):

	For the Years Ended December 31,
	2009 vs. 2008		2008 vs. 2007
	$ change	% change	$ change	% change
Increase (decrease) in
Interest Income	$(991)	(46.8)%	$(505)	(19.3)%
Interest Expense	(985)	(53.5)%	(576)	(23.9)%

Net Interest Income	(6)	(2.0)%	71	34.5%
Other Income (Loss)	(73)	(494.9)%	13	773.0%
Other Expenses	8	20.8%	(1)	(2.2)%

Income Before Assessments	(87)	(34.4)%	85	51.2%

AHP	(7)	(31.8)%	7	51.7%
REFCORP	(16)	(34.7)%	16	51.1%

Total Assessments	(23)	(33.8)%	23	51.3%

Net Income	$(64)	(34.7)%	$62	51.1%

Net Interest Income

Net Interest Income is our primary source of earnings. Net Interest Income equals interest earned on assets (including Advances, Mortgage Loans Held for Portfolio, AFS, HTM, and other investments) less the interest expense (or cost of funds) on our liabilities (including COs and MRCS). Net Interest Income also includes other items such as prepayment fees earned, the amortization of debt issuance discounts, and concession fees. We generate Net Interest Income from two components: (i) the net interest rate spread and (ii) funding interest-earning assets with interest-free capital. The sum of these two components, when expressed as a percentage of the average balance of interest-earning assets, equals the net interest margin. The portion of our Net Interest Income that results from earnings on assets funded by interest-free capital may be higher than other types of financial institutions, such as commercial banks, because our net interest rate spread is relatively low compared to other types of financial institutions.

The net interest margin and spread between total interest-earning assets and total interest-bearing liabilities are affected by the inclusion or exclusion of net interest income/expense associated with our interest-rate exchange agreements. For example, if an interest-rate exchange agreement qualifies for fair-value hedge accounting, the net interest income/expense associated with the derivative is included in the calculation of the spread between total interest-earning assets and total interest-bearing liabilities and net interest margin. If an interest-rate exchange agreement does not qualify for fair-value hedge accounting (economic hedges) or if we have not designated it in such a qualifying hedge relationship, the net interest income/expense associated with the interest-rate exchange agreement is excluded from the calculation of the interest rate spread between total earning assets and total interest-bearing liabilities and net interest margin and is recorded in Net Gains (Losses) in Derivatives and Hedging Activities in Other Income (Loss).

Items that decreased the Net Interest Income for the year ended December 31, 2009, compared to the prior year, included:

•	lower average balances of interest-earning assets; and

•

a decline in interest rates between periods. The average yield on interest-bearing assets funded by interest-free capital and spreads on short-term investments were negatively affected by the lower interest rates.

These decreases were partially offset by:

•

wider spreads on our interest-earning assets (except for short-term investments), primarily due to the replacement of higher-costing debt supporting mortgage loans held for portfolio with lower-costing debt reflecting the current low interest rate environment; and

•	increases in prepayment fee income.

The following table presents average balances, income, and yields of major earning asset categories and the sources funding those earning assets ($ amounts in millions).

	For the Years Ended December 31,
	2009			2008			2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Federal Funds Sold	7,987	24	0.30%	10,683	270	2.53%	9,405	486	5.17%
AFS(1)(2)	1,646	18	1.10%	1,005	30	2.99%	—	—	—
HTM(3)	7,510	272	3.62%	7,337	351	4.78%	7,935	381	4.80%
Advances(1)	26,479	398	1.51%	29,945	998	3.33%	23,241	1,245	5.36%
Mortgage Loans Held for Portfolio	7,978	413	5.18%	9,075	468	5.15%	9,731	510	5.24%
Other Assets (interest earning)(4)	456	1	0.17%	36	—	0.80%	2	—	5.31%

Total Interest-earning assets	52,056	1,126	2.16%	58,081	2,117	3.65%	50,314	2,622	5.21%
Other Assets (non-interest earning)	478			345			372
Fair value adjustment on HTM(3)	(118)			—			—

Total Assets	$52,416			$58,426			$50,686

Liabilities and Capital:
Interest-Bearing Deposits	$1,023	1	0.08%	$904	15	1.70%	887	43	4.87%
Discount Notes	14,756	85	0.58%	20,390	498	2.44%	13,582	675	4.97%
CO Bonds(1)	32,424	755	2.33%	33,465	1,314	3.93%	33,318	1,690	5.07%
Mandatorily Redeemable Capital Stock	603	13	2.20%	269	12	4.34%	159	7	4.54%

Total interest-bearing liabilities	48,806	854	1.75%	55,028	1,839	3.34%	47,946	2,415	5.04%
Other Liabilities	1,580			1,131			661
Total Capital	2,030			2,267			2,079

Total Liabilities and Capital	$52,416			$58,426			$50,686

Net Interest Income and net spread on interest-earning assets less interest- bearing liabilities		$272	0.41%		$278	0.31%		$207	0.17%

Net interest margin	0.52%			0.48%			0.41%

Average interest-earning assets to interest-bearing liabilities	1.07			1.06			1.05

(1)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements to the extent such agreements qualify as fair value hedges in accordance with the derivatives and hedging accounting guidance.
(2)	The average balances of AFS are reflected at amortized cost; therefore, the resulting yields do not reflect changes in fair value.
(3)	Average balances of HTM are reflected at amortized cost; therefore, the resulting yields do not reflect changes in fair value.
(4)	Includes Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, and Loans to Other FHLBs.

The following table summarizes changes in interest income and interest expense ($ amounts in millions):

	For the Years Ended December 31,
	2009 over 2008			2008 over 2007
	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in Interest Income
Advances	$(104)	$(495)	$(599)	$301	$(548)	$(247)
Interest-Bearing Deposits	—	—	—	—	—	—
Federal Funds Sold	(55)	(192)	(247)	59	(275)	(216)
AFS	13	(25)	(12)	30	—	30
HTM	8	(87)	(79)	(29)	(1)	(30)
Mortgage Loans Held for Portfolio	(57)	3	(54)	(34)	(8)	(42)
Other Interest Income	—	—	—	—	—	—

Total	(195)	(796)	(991)	327	(832)	(505)

Increase (decrease) in Interest Expense
Deposits	2	(16)	(14)	1	(29)	(28)
CO Bonds	(40)	(519)	(559)	7	(384)	(377)
Discount Notes	(110)	(303)	(413)	253	(429)	(176)
MRCS	9	(8)	1	5	—	5
Other Interest Expense	—	—	—	—	—	—

Total	(139)	(846)	(985)	266	(842)	(576)

Increase (decrease) in Net Interest Income	$(56)	$50	$(6)	$61	$10	$71

Changes in both volume and interest rates influence changes in Net Interest Income and net interest margin. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the volume and rate changes.

Other Income

The following table presents a breakdown of Other Income (Loss) for the years ended December 31, 2009, 2008, and 2007 ($ amounts in millions):

	For the Years Ended December 31,
	2009	2008	2007
Total OTTI Losses	$(412)	$—	$—
Portion of Impairment Losses Recognized in Other Comprehensive Income, net	352	—	—

Net OTTI Credit Losses	(60)	—	—

Net Gains (Losses) on Derivatives and Hedging Activities	(1)	12	(1)
Service Fees	1	1	1
Standby Letters of Credit Fees	1	1	1
Other, net	1	1	1

Total Other Income (Loss)	$(58)	$15	$2

The unfavorable change in Other Income (Loss) for the year ended December 31, 2009, compared to 2008 was primarily due to the credit loss portion of the OTTI charge on certain private-label RMBS, and an unfavorable change in Net Gains (Losses) on Derivatives and Hedging Activities as shown in “Net Gains (Losses) on Derivatives and Hedging Activities” below.

The favorable change in Other Income (Loss) for 2008, compared to 2007, was primarily due to a favorable change in the Net Gains (Losses) on Derivatives and Hedging Activities as shown in “Net Gains (Losses) on Derivatives and Hedging Activities” below.

Results of OTTI Evaluation Process. Based on our evaluations, for the year ended December 31, 2009, we recognized OTTI losses for 21 securities with an aggregate amount of $1.3 billion of unpaid principal balance in HTM private-label RMBS, as further described below. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities before our anticipated recovery of each security’s remaining amortized cost. However, we determined that we would not recover the entire amortized cost of these securities. As such, we recognized net OTTI charges of $60.3 million for the year ended December 31, 2009, related to the credit losses on private-label RMBS, which is reported in the Other Income (Loss) section of the Statements of Income as Net Other-Than-Temporary Impairment Losses. We recognized a net impairment of $352.4 million, related to all other factors, which is reported as an offset to the total OTTI charges in the Other Income (Loss) section of the Statements of Income, and is included in Other Comprehensive Income (Loss) on the Statements of Capital as Net Non-Credit Portion Before Accretion.

The OTTI recognized in Accumulated Other Comprehensive Income (“AOCI”) on the Statements of Condition related to HTM is accreted to the carrying value of each security on a prospective basis, over the remaining life of each security. Such accretion increases the carrying value of each security and continues until each security is sold or matures, or there is an additional OTTI that is recognized in earnings. For the year ended December 31, 2009, we accreted $28.4 million of non-credit impairment from AOCI to the carrying value of HTM. See “Risk Management — Credit Risk Management — Investments — OTTI Evaluation Process” for more information on our OTTI Evaluation Process.

We recorded OTTI charges as follows ($ amounts in millions):

For the Year Ended December 31, 2009	Impairment Related to Credit Loss	Impairment Related to All Other Factors	Total Impairment
Impairment on securities for which OTTI was not previously recognized	$60	$352	$412
Additional impairment on securities for which OTTI charge was previously recognized	—	—	—
Accretion of impairment related to all other factors	—	(28)	(28)

Totals	$60	$324	$384

Net Gains (Losses) on Derivatives and Hedging Activities. The tables below present the components of Net Gains (Losses) on Derivatives and Hedging Activities by type of hedge and type of product ($ amounts in millions).

	For the Years Ended December 31,
Hedge Type	2009	2008	2007
Fair Value Hedges
Net gain (loss) due to ineffectiveness on
Advances	$(21)	$23	$2
Investments	(2)	3	—
CO Bonds	18	(18)	(4)

Net gain (loss) on fair value hedges	(5)	8	(2)

Economic Hedges(1)
Net interest receipt (payment) settlements(2)
CO Bonds	1	—	(1)
Discount Notes	11	—	—

Net settlements	12	—	(1)

Derivative fair value gain (loss) adjustments
CO Bonds	(1)	1	2
Discount Notes	(5)	5	—
MPP	(2)	(2)	—

Fair value adjustments	(8)	4	2

Net gain (loss) on economic hedges	4	4	1

Net Gains (Losses) on Derivatives and Hedging Activities	$(1)	$12	$(1)

(1)	Includes mortgage delivery commitments.
(2)	Net settlements represent the net interest payments or receipts on interest rate exchange agreements for hedges not receiving fair value hedge accounting.

	For the Years Ended December 31,
Product Type	2009	2008	2007
Advances	$(21)	$23	$2
MPP	(2)	(2)	—
CO Bonds	18	(17)	(3)
Discount Notes	6	5	—
Investments	(2)	3	—

Net Gains (Losses) on Derivatives and Hedging Activities	$(1)	$12	$(1)

All derivatives are recorded in the Statements of Condition at their fair values. Changes in the fair value of our derivatives are recorded each period in current earnings or as a component of AOCI in the Statements of Capital. If a hedge qualifies for fair value hedge accounting, changes in the fair value of the hedged item are also recorded in earnings. The net effect is that only the “ineffective” portion of a qualifying hedge has an impact on current earnings.

Derivatives introduce periodic earnings volatility. Two types of hedging contribute significantly to volatility in our earnings.

The first type involves transactions in which we enter into interest rate swaps with coupon cash flows identical or nearly identical to the cash flows of the hedged item, such as an Advance or investment security. In some cases involving hedges of this type, an assumption of “no ineffectiveness” can be made, and the changes in the fair values of the hedge and the hedged item are considered identical and offsetting (referred to as the “short-cut method”). Effective April 1, 2008, we no longer apply the short-cut method to any new hedging relationships. All existing hedging relationships entered into prior to April 1, 2008, that were accounted for under the short-cut method, continue to be, provided they still meet the assumption of “effectiveness.”

If the assumption of “no ineffectiveness” cannot be made, the hedge and the hedged item must be marked to fair value independently (referred to as the “long-haul method”). Under the long-haul method, the two components of the hedging relationship will be marked to fair value using different discount rates, and the resulting changes in fair value will generally be slightly different. Even though these differences are generally relatively small when expressed as prices, their impact can become more significant when multiplied by the principal amount of the transaction and then evaluated in the context of our Net Income. Nonetheless, the impact of these types of ineffectiveness-related adjustments on earnings is transitory, as the net earnings impact will be zero over the life of the hedging relationship if the derivative and hedged item are held to maturity or their call dates, which is generally the case for us.

The second type of hedging relationship that creates earnings volatility involves transactions in which we enter into interest rate exchange agreements to economically hedge identifiable portfolio risks that do not qualify for hedge accounting (referred to as an “economic” hedge).

Other Expenses

The following table presents a breakdown of Other Expenses ($ amounts in millions):

	For the Years Ended December 31,
	2009	2008	2007
Compensation and Benefits	$32	$26	$27
Other Operating Expenses	12	10	10
Finance Agency and Office of Finance Expenses	4	4	3
Other	1	1	2

Total Other Expenses	$49	$41	$42

The increase in Total Other Expenses for the year ended December 31, 2009, compared to the same period in 2008, was primarily due to:

•

an increase in Compensation and Benefits primarily due to higher pension expenses, consisting of amortization of prepaid asset and cash contributions, that resulted from increasing the funded status of our employee qualified defined benefit plan, which was necessitated by actuarial losses and a decline in the value of plan assets during the plan year, partially offset by unrealized gains on assets supporting our Supplemental Executive Retirement Plan; and

•	an increase in Other Operating Expenses primarily due to higher program maintenance fees and other professional fees related to the analysis of our HTM.

The decrease in Total Other Expenses for 2008, compared to 2007, was primarily due to a decrease in Compensation and Benefits due to a non-recurring charge of approximately $3.2 million related to the early retirement incentive offered in the fourth quarter of 2006 that was recognized in the first quarter of 2007, partially offset by increased salaries and incentive accruals.

Office of Finance Expenses. The FHLBs fund the costs of the Office of Finance as a joint office that facilitates issuing and servicing COs, preparation of the FHLBs’ combined quarterly and annual financial reports, and certain other functions. For each of the years ended December 31, 2009, 2008, and 2007, our assessments to fund the Office of Finance were $1.7 million.

Finance Agency Expenses. The FHLBs are assessed the operating costs of their regulator, the Finance Agency. We have no control over these costs. For the years ended December 31, 2009, 2008, and 2007, our Finance Agency assessments were $1.9 million, $1.7 million and $1.6 million, respectively.

AHP and REFCORP Assessments

AHP and REFCORP contributions are statutorily required.

AHP. The FHLBs are required to set aside annually, in the aggregate, the greater of $100 million or 10% of their net earnings before Interest Expense on MRCS and after the REFCORP assessments, to fund the AHP. Each FHLB’s required annual AHP contribution is limited to its annual net earnings. For the years ended December 31, 2009, 2008, and 2007, our AHP expense was $14.9 million, $21.8 million, and $14.4 million, respectively.

REFCORP. Each FHLB is required to pay to REFCORP 20% of net earnings after operating expenses and AHP expense. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. We accrue our REFCORP assessment on a monthly basis and record it as a Payable to REFCORP in our Statements of Condition. REFCORP has been designated as the calculation agent for the AHP and REFCORP assessments. Each FHLB provides its net earnings before AHP and REFCORP assessments to REFCORP, which then performs the calculations for each quarter end.

The FHLBs will continue to be obligated to pay the REFCORP assessment until the aggregate amounts actually paid by all 12 FHLBs are equivalent to a $300 million annual annuity (or a scheduled payment of $75 million per quarter) with a final maturity date of April 15, 2030, at which point the required payment of each FHLB to REFCORP will be fully satisfied. The Finance Agency, in consultation with the U.S. Secretary of the Treasury, selects the appropriate discounting factors to be used in this annuity calculation. The cumulative amount to be paid to REFCORP by us is not determinable at this time because it depends on the future earnings of all FHLBs and interest rates. If we experienced a net loss during a quarter, but still had net earnings for the year-to-date, our obligation to REFCORP would be calculated based on our year-to-date GAAP net income. If we experienced a net loss for a full year, we would have no obligation to REFCORP for the year.

Certain other FHLBs overpaid their 2009 and 2008 REFCORP assessments, and, as directed by the U.S. Treasury, these FHLBs will use their respective overpayments as a credit against future REFCORP assessments (to the extent the FHLB has positive net income in the future) over an indefinite period of time.

Through December 31, 2008, the FHLBs exceeded the $300 million annual annuity requirements for all years between 2000 and 2008, effectively accelerating payment of the REFCORP obligations and shortening the remaining term to April 15, 2013. The FHLBs’ aggregate payments through 2009 have exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to April 15, 2012, calculated as of December 31, 2009. The FHLBs’ aggregate payments through 2009 have satisfied $2 million of the $75 million scheduled payment due on April 15, 2012 and all scheduled payments thereafter. This calculated date of the remaining term assumes that the FHLBs will pay exactly $300 million annually after December 31, 2009, until the annuity is satisfied.

The benchmark payments or portions of them could be reinstated if the actual REFCORP payments of the FHLBs fall short of $75 million in a quarter. The maturity date of REFCORP obligations may be extended beyond April 15, 2030, if such extension is necessary to ensure that the value of the aggregate amounts paid by the FHLBs exactly equals a $300 million annual annuity. Any payment beyond April 15, 2030, will be paid to the U.S. Treasury.

For the years ended December 31, 2009, 2008, and 2007, our expense was $30.1 million, $46.1 million, and $30.5 million, respectively.

Business Segments

We manage our business by grouping the income and expenses from our products and services within two business segments: Traditional, which includes credit services (such as Advances, letters of credit, and lines of credit), investments (including Federal Funds Sold, AFS, and HTM) and deposits; and MPP, which consists of mortgage loans purchased from our members.

The following tables set forth our financial performance by operating segment ($ amounts in millions):

	For the Years Ended December 31,
Traditional Segment	2009	2008	2007
Net Interest Income	$166	$215	$167
Other Income (Loss)	(56)	17	2
Other Expenses	47	39	39

Income Before Assessments	63	193	130

AHP	7	17	11
REFCORP	11	35	24

Total Assessments	18	52	35

Net Income	$45	$141	$95

Total Assets	$39,327	$48,080	$46,658

The decrease in Net Income for the Traditional segment for the year ended December 31, 2009, compared to 2008, was primarily due to the following factors:

•

a decrease in Other Income (Loss) mainly due to the credit loss portion of the OTTI write-down of certain private-label RMBS that is described in more detail in “Results of Operations for the Years Ended December 31, 2009, 2008, and 2007 — Other Income — Results of OTTI Evaluation Process” herein; and

•	a decrease in Net Interest Income primarily resulting from lower average balances of interest-earning assets and narrower spreads on our short-term investments.

These decreases were partially offset by reduced Total Assessments consistent with the lower level of Income Before Assessments.

The increase in Net Income for the Traditional segment for 2008, compared to 2007, was primarily due to:

•	an increase in Net Interest Income resulting from higher spreads, primarily on Advances, partially offset by an increase in Interest Expense on MRCS, that is classified as a liability; and

•	an increase in Other Income (Loss) due to a favorable change in Net Gains (Losses) on Derivatives and Hedging Activities.

This increase was partially offset by an increase in Total Assessments that is consistent with the higher Income Before Assessments.

	For the Years Ended December 31,
MPP Segment	2009	2008	2007
Net Interest Income	$106	$63	$40
Other Income (Loss)	(2)	(2)	—
Other Expenses	2	2	3

Income Before Assessments	102	59	37

AHP	8	5	3
REFCORP	19	11	7

Total Assessments	27	16	10

Net Income	$75	$43	$27

Total Assets	$7,272	$8,780	$9,397

The increase in Net Income for the MPP segment for the year ended December 31, 2009, compared to 2008, was primarily due to an increase in Net Interest Income due to continuing declines in market interest rates that resulted in wider spreads as we have been able to replace higher-costing debt with lower-costing debt. This increase was partially offset by an increase in Total Assessments consistent with the higher level of Income Before Assessments for this business segment.

The increase in Net Income for the year ended December 31, 2008, compared to 2007, was primarily due to an increase in Net Interest Income that resulted from higher spreads on MPP loans and an increase in Total Assessments consistent with the higher Income Before Assessments. These increases were partially offset by a decrease in Other Income (Loss) due to fair value adjustments that resulted in an unfavorable change in the Net Gains (Losses) on Derivatives and Hedging Activities.

Analysis of Financial Condition

Advances

Advances decreased by $8.8 billion or 28.2% during 2009 to $22.4 billion, compared to $31.2 billion at December 31, 2008. This decrease was primarily caused by decreased demand for Advances from many of our members and the maturity of $2.8 billion in Advances and the prepayment of $0.8 billion in Advances by a former member. This was partially offset by a $0.5 billion or 11.7% increase in Advances to insurance company members. Advances to insurance company members were $5.0 billion, or 23.0% of total Advances, at par, at December 31, 2009, compared to $4.5 billion, or 14.9% of total Advances, at par, as of December 31, 2008. In general, Advances fluctuate in accordance with our members’ funding needs related to their deposit levels, mortgage pipelines, investment opportunities, other balance sheet strategies, and the cost of alternative funding opportunities.

A breakdown of Advances, at par value, by primary product line ($ amounts in millions):

	December 31, 2009		December 31, 2008
	Amount	% of Total	Amount	% of Total
Fixed-rate Bullet	$10,149	46.8%	$17,045	56.9%
Putable	5,241	24.1%	5,597	18.7%
Adjustable-rate	3,205	14.8%	3,434	11.4%
Fixed-rate amortizing	2,545	11.7%	2,582	8.6%
Variable-rate	530	2.4%	1,145	3.8%
Callable	40	0.2%	172	0.6%

Total Advances, par value	$21,710	100.0%	$29,975	100.0%

Investments

The following table provides balances, at carrying value for our Federal Funds Sold, AFS and HTM investments ($ amounts in millions):

	December 31, 2009		December 31, 2008
	Amount	% of Total	Amount	% of Total
Federal Funds Sold	$5,532	36.9%	$7,223	45.8%
AFS	1,761	11.7%	1,842	11.7%
HTM
GSE debentures	126	0.8%	—	0.0%
State or local housing finance agency obligations	—	0.0%	1	0.0%
TLGP	2,067	13.8%	—	0.0%
U.S. Agency obligations — guaranteed RMBS	865	5.8%	11	0.1%
GSE RMBS	2,137	14.2%	2,148	13.6%
Private-label MBS	2,481	16.6%	4,505	28.6%
Private-label ABS	25	0.2%	28	0.2%

Total HTM	7,701	51.4%	6,693	42.5%

Total investments, carrying value	$14,994	100.0%	$15,758	100.0%

At December 31, 2009, our investment portfolio accounted for 32% of Total Assets, compared to 28% at December 31, 2008.

Cash and Short-Term Investments

As of December 31, 2009, cash and short-term investments, which include Interest-Bearing Deposits and Federal Funds Sold, totaled $7.3 billion, a decrease of $0.8 billion compared to December 31, 2008. This decrease was primarily due to a decrease of $1.7 billion in Federal Funds Sold, partially offset by an increase of $0.9 billion in Cash and Due from Banks resulting from holding a higher balance at year end due to a lack of attractive investment opportunities.

Available-For-Sale Securities

AFS were $1.76 billion at December 31, 2009, compared to $1.84 billion at December 31, 2008. We purchased AAA-rated agency debentures for our AFS portfolio during 2008 in order to utilize capital capacity and take advantage of investment opportunities.

Held-to-Maturity Securities

HTM increased to $7.7 billion at December 31, 2009, compared to $6.7 billion at December 31, 2008, primarily due to purchases of corporate debentures guaranteed by the FDIC and carrying the full faith and credit of the United States under the TLGP and, to a lesser extent, agency MBS. This increase was partially offset by mortgage paydowns and the credit and non-credit write-down, net of accretion on non-credit charges, of certain private-label RMBS. The following table presents HTM carrying values and yields by year of redemption ($ amounts in millions):

	As of and for the Year Ended December 31, 2009
	Carrying Value	Yield
MBS and ABS
U.S. government and federal agencies
Due in one year or less	$—	—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	865	4.2%

Subtotal	865	4.2%

Other bonds, notes, & debentures (including GSEs)
Due in one year or less	—	—
Due after one year through five years	58	3.0%
Due after five years through ten years	333	4.1%
Due after ten years	4,252	4.4%

Subtotal	4,643	4.4%

Total MBS and ABS	5,508	4.3%

Non-MBS
State or local housing authority
Due in one year or less	—	—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years(1)	—	7.8%

Subtotal	—	7.8%

Other bonds, notes, & debentures (including GSEs)(2)
Due in one year or less	—	—
Due after one year through five years	2,193	0.4%
Due after five years through ten years	—	—
Due after ten years	—	—

Subtotal	2,193	0.4%

Total Non-MBS	2,193	0.4%

Total HTM	$7,701	3.2%

(1)	We held one security of this type at December 31, 2009 with a carrying value of $260 thousand.
(2)	Includes corporate debentures guaranteed by the FDIC and backed by the full faith and credit of the United States under the TLGP.

The Finance Agency’s regulations provide that the total book value of our investments in MBS and ABS must not exceed 300% of our total regulatory capital, consisting of Retained Earnings, Class B Capital Stock, and MRCS, as of the previous month end on the day we purchase the securities. Our investments in MBS and ABS, as a percentage of total regulatory capital, were 194.6% and 247.7% at December 31, 2009 and December 31, 2008, respectively. Generally, our goal is to maintain our investments in MBS and ABS as close to the 300% limit as possible. However, our investments in MBS and ABS as a percentage of total regulatory capital were less than 300% at December 31, 2009, and December 31, 2008, because of the lack of favorable opportunities for the purchase of MBS and ABS.

On March 24, 2008, the Finance Agency passed a resolution temporarily granting the FHLBs the ability to purchase additional MBS and ABS, not to exceed 600% of Total regulatory capital in aggregate, in order to increase liquidity in the MBS markets. This temporary authority expires on March 31, 2010. We have not utilized this temporary authority, and do not intend to do so.

We performed an OTTI analysis and determined that we had private-label RMBS that were OTTI at December 31, 2009. See “Investments–OTTI Evaluation Process” in the Risk Management section herein for more information on our OTTI analysis process. The general deterioration in the market for private-label MBS resulted in the unrealized losses in our HTM portfolio of $0.4 billion at December 31, 2009, and $0.8 billion at December 31, 2008. See Note 5 of our Financial Statements for detailed information about the unrealized losses.

As of December 31, 2009, we held securities classified as HTM and AFS (excluding U. S. Government Agencies and corporate debentures guaranteed by the FDIC and carrying the full faith and credit of the U.S. under the TLGP) from the following issuers with a carrying value greater than 10% of our Total Capital. The MBS issuers listed below include one or more trusts established as separate legal entities by the issuer. Therefore, the associated carrying and fair values are not necessarily indicative of our exposure to that issuer ($ amounts in millions):

	December 31, 2009
Name of Issuer	Carrying Value	Fair Value
Non-MBS:
Freddie Mac	$1,148	$1,148
Fannie Mae	712	712

MBS:
Fannie Mae	1,321	1,362
Freddie Mac	815	831
GSR Mortgage Loan Trust	582	537
Washington Mutual Mortgage Pass-through Certificates	576	589
Wells Fargo Mortgage Backed Securities Trust	321	307
Countrywide Home Loans	250	239

Total	$5,725	$5,725

Mortgage Loans Held for Portfolio

We purchase mortgage loans from our members through our MPP. At December 31, 2009, we held $7.3 billion in mortgage loans purchased from our members, compared to $8.8 billion at December 31, 2008.

A significant portion of our outstanding MPP loans was purchased from previous sellers that are no longer members. Although economic conditions during 2009 led to increased purchases of mortgage loans from our small to mid-size members, the increase was not large enough to offset the reduction due to maturity or prepayment of mortgage loans. Some other factors that impact the volume of mortgage loans purchased through the MPP include the general level of housing activity in the U.S., the level of refinancing activity, and consumer product preferences. See “Item 1A. Risk Factors” for more information.

In accordance with our MPP policy for conventional loans, we purchase conforming, fixed-rate, fixed-term mortgage loans. For the year ended December 31, 2009, we purchased $0.6 billion in principal amount of new loans. Total principal repayments during the year were $2.1 billion. For the year ended December 31, 2008, we purchased $0.5 billion in principal amount of new loans and total principal repayments were $1.1 billion.

The following table presents the composition of our outstanding purchased mortgage loans ($ amounts in millions):

December 31, 2009	Long-term(1)	Medium-term(2)	Total
Unpaid principal balance	$6,189	$1,069	$7,258
Net unamortized premium (discount)	(1)	4	3
Basis adjustments from terminated fair value hedges, and loan commitments	12	(1)	11

Total Mortgage Loans Held for Portfolio	$6,200	$1,072	$7,272

December 31, 2008	Long-term(1)	Medium-term(2)	Total
Unpaid principal balance	$7,495	$1,269	$8,764
Net unamortized premium (discount)	1	5	6
Basis adjustments from terminated fair value hedges, and loan commitments	11	(1)	10

Total Mortgage Loans Held for Portfolio	$7,507	$1,273	$8,780

(1)	Long-term is defined as original loan terms greater than 15 years.
(2)	Medium-term is defined as original loan terms of 15 years or less.

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

See “Risk Management–Credit Risk Management–MPP” herein for more information on our SMI providers.

Deposits (Liabilities)

Total Deposits were $0.8 billion at December 31, 2009, compared to $0.6 billion at December 31, 2008. These deposits represent a relatively small portion of our funding, and they vary depending upon market factors, such as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.

The following table presents time deposits issued in amounts of $100 thousand or more ($ amount in millions):

	December 31, 2009	December 31, 2008
3 months or less	$—	$22
Over 3 months through 6 months	15	7
Over 6 months through 12 months	—	17
Over 12 months	—	—

Total	$15	$46

Consolidated Obligations

At December 31, 2009, the carrying values of our Discount Notes and CO Bonds totaled $6.3 billion and $35.9 billion, respectively, compared to $23.5 billion and $28.7 billion, respectively, at December 31, 2008. The overall balance of our COs fluctuates in relation to our Total Assets. At December 31, 2009, the decrease was primarily attributable to the decrease in our Advances. See “Financial Trends in the Capital Markets” herein for more information.

During 2009, we did not assume any outstanding CO Bonds from other FHLBs. During 2008, we assumed $40.0 million of outstanding CO Bonds from another FHLB instead of issuing new debt.

Consistent with our risk management philosophy, we use interest rate-exchange agreements (also referred to as interest-rate swaps) to effectively convert many of our fixed-rate COs to floating rate instruments that periodically reset to an index such as three-month LIBOR. During 2008 and 2009, we swapped both fixed-rate bullet bonds and callable bonds. A callable bond provides us with the right to redeem the instrument on predetermined call dates in the future. When we swap a callable CO to LIBOR, we sell an option to the interest-rate swap counterparty that mirrors the option we own to call the bond. If market interest rates decline, the swap counterparty will generally cancel the interest-rate swap, and we will then typically call the CO Bond. Conversely, if market interest rates increase, the swap counterparty generally elects to keep the interest-rate swap outstanding, and we will typically elect not to call the CO Bond. With the generally low level of market interest rates in 2009, we called a number of our callable bonds and replaced a portion of them with new callable bonds.

In the future, the cost of debt will depend on several factors, including the direction and level of market interest rates, competition from other issuers of agency debt, changes in the investment preferences of potential buyers of agency debt securities, pricing in the interest rate swap market, and other technical market factors.

Derivatives

As of December 31, 2009, and December 31, 2008, we had Derivative Assets, net of collateral held or paid including accrued interest, with market values of $1.7 million and $0.7 million, respectively, and Derivative Liabilities, net of collateral held or paid including accrued interest, with market values of $0.7 billion and $1.1 billion, respectively. These amounts reflect the impact of interest rate changes. We record all derivative financial instruments on the Statements of Condition at their fair value with changes in the fair value of all derivatives, excluding collateral, recorded through earnings.

The principal derivative instruments we use are interest-rate swaps and to-be-announced mortgage hedges (“TBAs”). We classify interest-rate swaps as derivative assets or liabilities according to the net fair value of the interest-rate swaps with each counterparty. Because these swaps are covered by a master netting agreement, (a) if the net fair value of the interest-rate swaps with a counterparty is positive, it is classified as an asset and (b) if the net fair value of the interest-rate swaps with a counterparty is negative, it is classified as a liability. TBAs, which are not covered by a master netting agreement, are recorded as a derivative asset or liability based upon fair value. Increases and decreases in the fair value of each of these instruments are primarily caused by market changes in the derivative’s underlying interest rate index.

Capital

The following table presents the components of the net decrease in Total Capital ($ amounts in millions).

	Capital Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2008	$1,879	$283	$(71)	$2,091
Proceeds from Sale of Capital Stock	72	—	—	72
Redemption of Capital Stock	(5)	—	—	(5)
Net Shares Reclassified to MRCS	(220)	—	—	(220)
Net Income	—	120	—	120
Cash Dividends Paid	—	(54)	—	(54)
Net Unrealized Gains on AFS	—	—	69	69
Non-Credit Portion of OTTI Losses on HTM	—	—	(375)	(375)
Reclassification of Non-Credit Losses to Other Income (Loss)	—	—	22	22
Accretion of Non-Credit OTTI Losses on HTM	—	—	28	28
Pension and Postretirement Benefits	—	—	(2)	(2)

Balance at December 31, 2009	$1,726	$349	$(329)	$1,746

Retained Earnings

Retained Earnings equaled $349.0 million at December 31, 2009, an increase of $66.3 million compared to December 31, 2008. The following table quantifies the net change in Retained Earnings ($ amounts in millions):

	For the Years Ended December 31,
	2009	2008	2007
Net Income	$120	$184	$122
Cash Dividends Paid	(54)	(99)	(87)
Distributions on MRCS(1)	—	(4)	—

Increase in Retained Earnings	$66	$81	$35

(1)	Upon classification as MRCS, dividends paid are recorded as interest expense.

Our Retained Earnings Policy establishes guidelines for our board of directors to use in determining the amount of earnings to retain. Our board of directors reviews these guidelines on a quarterly basis and considers them, but is not bound by them, when determining our dividend rate. Over time, and as our risk profile changes, we will continue to evaluate our Retained Earnings position.

Liquidity and Capital Resources

Our cash and short-term investment portfolio, which includes Federal Funds Sold and Interest-Bearing Deposits, totaled $7.3 billion at December 31, 2009, compared to $8.1 billion at December 31, 2008. The maturities of the short-term investments provide cash flows to support our ongoing liquidity needs.

Our primary sources of liquidity are short-term investments and the issuance of new COs in the form of CO Bonds and Discount Notes. The COs are rated Aaa/P-1 by Moody’s and AAA/A-1+ by S&P. Their GSE-issuer status and these ratings have historically provided excellent access to the capital markets for the FHLBs. In addition, under certain circumstances, the U.S. Treasury may acquire up to $4 billion of the FHLBs’ Consolidated Obligations, which would offer additional liquidity to the FHLBs, if needed. See “Risk Factors — Our Credit Rating Could be Lowered, which could Adversely Impact Our Cost of Funds or Ability to Enter Into Derivative Instrument Transactions or Acceptable Terms” for a discussion of events that could have a negative impact on the rating of these COs.

On September 9, 2008, each of the 12 FHLBs entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of a Government Sponsored Enterprise Credit Facility (“GSECF”) as authorized by HERA. The GSECF was designed to serve as a contingent source of liquidity for the housing GSEs, including each of the FHLBs. We did not draw on the credit facility prior to its expiration on December 31, 2009.

We maintain a contingency liquidity plan designed to enable us to meet our obligations and the liquidity needs of our members in the event of operational disruptions at the FHLBs or the Office of Finance, or short-term capital market disruptions. Our regulatory liquidity requirement is to maintain at least five business days of liquidity without access to the capital markets. In addition, to protect the FHLBs against temporary disruptions in access to the debt markets, effective March 6, 2009, the Finance Agency issued additional liquidity guidelines to address the stress and instability in domestic and international credit markets. The positive cash balances under the revised standards are impacted by the treatment of maturing advances. Within specified ranges, the Director may increase or lower the daily liquidity target as circumstances dictate for us or the FHLB System as a whole. Pursuant to the Finance Agency’s March 6, 2009, guidance, we are required to submit weekly reports to the Finance Agency, demonstrating our compliance with the liquidity guidelines. We remain in compliance with the liquidity guidelines.

Changes in Cash Flow. Cash and Cash Equivalents were $1.7 billion at December 31, 2009, compared to $0.9 billion at December 31, 2008, an increase of $0.8 billion. Net cash from operating activities was $225.7 million for the year ended December 31, 2009, compared to $118.7 million for the year ended December 31, 2008. The increase of $107.0 million resulted primarily from the termination of derivative positions with Lehman Brothers Special Financing in 2008. We also generated net cash from investing activities of $10.4 billion for the year ended December 31, 2009, compared to $0.8 billion for the year ended December 31, 2008. The increase of $9.6 billion was primarily due to the reduced demand for Advances resulting in higher collections relative to Advances made. Net cash used in financing activities was $9.8 billion for the year ended December 31, 2009, compared to $44.0 million for the year ended December 31, 2008, primarily due to the net decrease in COs resulting from reduced funding needs.

Capital Resources

Total Regulatory Capital. Our total regulatory capital consists of Retained Earnings and total regulatory capital stock which includes Class B Capital Stock and MRCS. MRCS is classified as a liability on our Statements of Condition.

Mandatorily Redeemable Capital Stock. At December 31, 2009, we had $755.7 million in capital stock subject to mandatory redemption, compared to $539.1 million at December 31, 2008. The increase in MRCS was primarily due to the loss of two large members when their charters were consolidated outside our district.

The following table shows the amount of all pending redemption requests received for member capital stock, including MRCS, subject to redemption by year of redemption ($ amounts in millions).

Year of Redemption	December 31, 2009	December 31, 2008
Due in 1 year or less	$4	$9
Due after 1 year through 2 years	169	4
Due after 2 years through 3 years	17	169
Due after 3 years through 4 years	379	17
Due after 4 years through 5 years	318	379

Total	$887	$578

Capital Adequacy. We are required by Finance Agency regulations to maintain sufficient permanent capital (defined as Class B Stock, MRCS, and Retained Earnings) to meet the combined credit risk, market risk and operational risk components of the risk-based capital requirement. The Finance Agency may mandate us to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined. The following tables present permanent capital and risk-based capital requirement amounts ($ amounts in millions).

Permanent Capital	December 31, 2009	December 31, 2008
MRCS	$756	$539
Capital Stock	1,726	1,879
Retained Earnings	349	283

Total Permanent Capital	$2,831	$2,701

Risk-Based Capital Requirement	December 31, 2009	December 31, 2008
Credit risk capital component	$401	$195
Market risk capital component	283	945
Operations risk capital component	205	342

Total Risk-based Capital Requirement	$889	$1,482

The decrease in the risk-based capital requirement from December 31, 2008, to December 31, 2009, was due to decreases in the market risk and operations risk capital components, partially offset by an increase in the credit risk capital component. The market risk capital component decreased due to an increase in the market value of total regulatory capital. At December 31, 2008, in compliance with Finance Agency regulations, the market risk capital component included the amount by which the market value of total regulatory capital was below 85% of our total regulatory capital. As of December 31, 2009, the market value of total regulatory capital was greater than 85% of our total regulatory capital. The credit risk capital component increased primarily as a result of credit downgrades on many of our MBS. The operations risk capital component equals 30% of the credit risk and market risk capital components.

In addition, the GLB Act and Finance Agency regulations require us to maintain at all times at least a 4.0% regulatory capital ratio and a leverage ratio of at least 5.0%. Our regulatory capital ratio was 6.1% at December 31, 2009. Our leverage ratio was 9.1% at December 31, 2009.

On August 4, 2009, the Finance Agency published a final rule relating to the FHLBs’ capital classifications, critical capital levels, and Retained Earnings levels. Sections 1141 and 1142 of HERA authorize the Director of the Finance Agency to establish by regulation the critical capital level for the FHLBs and require the Director to establish criteria for each of four capital classifications: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. We hold sufficient capital to meet both our minimum capital and risk-based capital requirements.

Excess Stock. As of December 31, 2009, $1.2 billion or 49% of our total regulatory capital stock balance was comprised of stock not required as a condition of membership or to support services to members or former members (known as excess stock) compared to $0.7 billion or 31% at December 31, 2008. The increase of $0.5 billion in excess stock was primarily due to the decrease in Advances. In general, the level of excess stock fluctuates with our members’ demand for Advances. The following table presents the composition of our excess stock ($ amounts in millions):

	December 31, 2009	December 31, 2008
Member capital stock not subject to redemption requests	$465	$462
Member capital stock subject to redemption requests	131	40
MRCS subject to redemption(1)	608	247

Total excess capital stock	$1,204	$749

(1)	This amount does not include MRCS that is still supporting outstanding credit products.

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

In addition to MRCS, we had $131.1 million and $39.9 million of excess and other stock subject to redemption requests at December 31, 2009, and December 31, 2008, respectively. A stock redemption request is not subject to reclassification from capital to liability, as the requesting member may revoke its request at any time, without penalty, throughout the five-year waiting period, and the amount ultimately redeemed, if any, is contingent on the member meeting various stock requirements on the redemption date. These requests are not considered substantive in nature, and, therefore, these amounts are not classified as a liability.

Capital Distributions. We may, but are not required to, pay dividends on our stock. Dividends are non-cumulative and may be paid in cash or Class B Capital Stock out of current and previous Retained Earnings, as authorized by our board of directors and subject to Finance Agency regulations. No dividend may be declared or paid if we are or would be, as a result of such payment, in violation of our minimum capital requirements. Moreover, we may not pay dividends if any principal or interest due on any COs issued on behalf of any of the FHLBs has not been paid in full, or under certain circumstances, if we fail to satisfy liquidity requirements under applicable Finance Agency regulations.

Finance Agency regulations prohibit an FHLB from issuing new excess stock if the amount of excess stock outstanding exceeds 1.0% of the Bank’s Total Assets. At December 31, 2009, our outstanding excess stock of $1.2 billion was equal to 2.6% of our Total Assets. Therefore, we are currently not permitted to pay stock dividends.

Dividends on Class B Stock were paid at an annualized rate of 2.83% in 2009, and 5.01% in 2008. Future dividends will continue to be determined based on income earned each quarter, our Retained Earnings Policy, and capital management considerations.

On March 13, 2009, our Board adopted an amendment to the Bank’s capital plan (“Capital Plan”). Pursuant to Finance Agency regulations, the Bank cannot implement any amendment to the Capital Plan without Finance Agency approval. On May 26, 2009, we received notice of Finance Agency approval of the amendment. The Capital Plan amendment, which became effective on September 30, 2009, provides greater flexibility with regard to the timing of the declaration and payment of dividends on the Bank’s Class B Capital Stock.

On February 22, 2010, our board of directors declared a cash dividend on our Capital Stock–Class B-1 Putable of 2.00% (annualized) based on our results for the fourth quarter of 2009. On February 20, 2009, our board of directors declared a cash dividend on our Capital Stock–Class B-1 Putable of 4.00% (annualized), based on our results for the fourth quarter of 2008.

Off-Balance Sheet Arrangements

During the third quarter of 2008, each of the 12 FHLBs entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the GSECF designed to serve as a contingent source of liquidity for the housing GSEs, including the FHLBs. See “Recent Accounting and Regulatory Developments —Regulatory Developments — Housing and Economic Recovery Act — Temporary Authority of the Secretary of the Treasury” herein for more information on the Lending Agreement. In addition, under certain circumstances, the U.S. Treasury may acquire up to $4.0 billion of the FHLBs’ COs, which would offer us additional liquidity, if needed. The GSECF expired on December 31, 2009, and we did not draw on this available source of liquidity prior to its expiration.

Commitments that legally bind us for additional Advances totaled approximately $37.7 million and $12.0 million at December 31, 2009, and 2008. Commitments generally are for periods up to 6 months and will be funded provided the member meets our collateral and underwriting requirements. Based on credit analyses performed by our management as well as collateral requirements, we have not deemed it necessary to record any additional liability on these commitments.

The notional amount of outstanding letters of credit totaled $589.7 million at December 31, 2009, and $399.4 million at December 31, 2008.

Commitments that unconditionally obligate us to fund/purchase mortgage loans totaled $38.3 million and $76.2 million at December 31, 2009, and December 31, 2008, respectively. Commitments are generally for periods not to exceed 91 days.

Unused lines of credit totaled $170.6 million at December 31, 2009, and $166.7 million at December 31, 2008.

We only record a liability for COs on our Statements of Condition for the proceeds we receive from the issuance of those COs. In addition, each FHLB is jointly and severally liable for the payment of all COs of all of the FHLBs. Accordingly, should any FHLB be unable to repay its participation in the COs, each of the other FHLBs could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency. No FHLB has had to assume or pay the CO of another FHLB.

The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBs. The FHLBs have no control over the amount of the guaranty or the determination of how each FHLB would perform under the joint and several liability. Because the FHLBs are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for each of the FHLBs Consolidated Obligations, our joint and several obligations are excluded from the initial recognition and measurement provisions of the Guarantees topic of the FASB Codification. Accordingly, we do not recognize a liability for our joint and several obligations related to COs issued for the benefit of other FHLBs. The par amounts of the FHLBs outstanding COs, including COs held by other FHLBs, were approximately $930.6 billion at December 31, 2009, and $1.3 trillion at December 31, 2008.

The financial statements do not include a liability for statutorily mandated payments from the FHLBs to REFCORP for future years. No future liability is recorded because each year each FHLB must pay 20% of net earnings after operating expenses and AHP expenses to REFCORP to support the payment of part of the interest on the bonds issued by REFCORP. The FHLBs are unable to estimate their future required payments because the payments are based on future earnings, which are not estimable under the Contingencies Topic of the FASB Codification. Accordingly, the REFCORP payments are disclosed as a long-term statutory payment requirement.

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

The following table represents the payments due or expiration terms by specified contractual obligation type. Long-term debt is reported at par and based on contractual maturities and excludes Discount Notes due to their short-term nature ($ amounts in millions). See “Liquidity and Capital Resources–Capital Resources” herein for more information on MRCS.

December 31, 2009	< 1 year	1 to 3 years	3 to 5 years	> 5 years	Total
Contractual Obligations:
Long-term debt	$17,741	$7,297	$3,981	$6,772	$35,791
Operating leases	—	—	—	1	1
Commitments to fund mortgage loans	38	—	—	—	38
Benefit payments(1)	2	2	1	3	8
MRCS	5	153	598	—	756

Subtotal contractual obligations	17,786	7,452	4,580	6,776	36,594

Other commitments and contingencies:
Commitments for additional Advances	38	—	—	—	38
Standby letters of credit	199	42	212	136	589
CO Bonds traded not settled	—	1,717	28	250	1,995
Unused lines of credit	171	—	—	—	171

Total commitments and contingencies	408	1,759	240	386	2,793

Total	$18,194	$9,211	$4,820	$7,162	$39,387

(1)	Amounts represent estimated future benefit payments due in accordance with the Bank’s Supplemental Executive Retirement Plan. See Note 15 of the Financial Statements for more information.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities (if applicable), and the reported amounts of income and expenses during the reported period. We believe the application of our accounting policies on a consistent basis enables us to provide financial statement users with useful, reliable and timely information about our earnings results, financial position and cash flows. We review these estimates and assumptions based on historical experience, changes in business conditions and other relevant factors we believe to be reasonable under the circumstances. Changes in estimates and assumptions have the potential to significantly affect our financial position and results of operations. In any given reporting period, our actual results may differ from the estimates and assumptions used in preparing our financial statements.

We have identified five accounting policies that we believe are critical because they require management to make subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

Accounting for Derivatives and Hedging Activities

All derivatives are recorded in the Statements of Condition at their fair values. Changes in the fair value of our derivatives are either recorded in current period earnings or as a component of AOCI in the Statements of Capital, regardless of how fair value changes in the assets or liabilities being hedged may be treated. Derivatives introduce the potential for earnings volatility. Specifically, a mismatch can exist between the timing of income and expense recognition from assets or liabilities and income effects of derivative instruments positioned to mitigate market risk associated with those assets or liabilities. Therefore, during periods of significant changes in interest rates and due to other market factors, our earnings may experience greater volatility.

Generally, we strive to use derivatives that effectively hedge specific assets or liabilities and qualify for fair value hedge accounting. Fair value hedge accounting allows for offsetting changes in fair value attributable to the hedged risk in the hedged item to also be recorded in the current period through either of two generally acceptable accounting methods:

•

Short-cut method. Certain highly effective hedges that use interest rate swaps as the hedging instrument and that meet certain criteria can qualify for “short-cut” fair value hedge accounting. Short-cut accounting allows for the assumption of no ineffectiveness, which means the fair value change in the hedged item can be assumed to be equal and offsetting to the fair value change in the derivative. Effective April 1, 2008, we no longer apply the short-cut method to any new hedging relationships. All hedging relationships entered into prior to April 1, 2008 that were accounted for under the short-cut method remain, provided they continue to meet the assumption of “no ineffectiveness.”

•

Long-haul method. For those hedges that do not qualify for short-cut treatment, the fair value change in the hedged item must be measured separately from the derivative, and effectiveness testing must be performed. The results of this effectiveness testing must be within established tolerances to qualify for the long-haul method. The effectiveness test is performed both at the hedge’s inception and on a quarterly basis thereafter, using regression or statistical analyses. We intentionally match the terms between the derivative and the hedged item. Should effectiveness testing fail and the hedge no longer qualify for hedge accounting, the derivative would be adjusted to fair value through current earnings without any offset related to the hedged item.

Although the majority of our derivatives qualify for fair value hedge accounting, we carry certain derivatives that do not qualify for fair value hedge accounting or other economic hedges for asset/liability management purposes. The changes in the fair value of these derivatives designated as economic hedges are recorded in current period earnings with no offset for the change in fair value of the hedged item.

In accordance with Finance Agency regulations and policies, we have executed all derivatives to reduce market risk exposure, not for speculation or solely for earnings enhancement. All outstanding derivatives hedge specific assets, liabilities, or mandatory delivery contracts under MPP, or are stand-alone derivatives used for asset/liability management purposes.

As noted below under the “Fair Value Estimates” portion of Critical Accounting Policies and Estimates, all derivatives are presented in the Statements of Condition at fair value based on estimates of the market price as of the financial statement date.

The use of estimates to determine the derivative’s fair value has a significant impact on current period earnings for all hedges, both those in fair value hedging relationships and those in economic hedging relationships. Although this estimation and valuation process can cause earnings volatility during the periods the derivative instrument is held, the estimation and valuation process for hedges that qualify for fair value hedge accounting does not have any net long-term economic effect or result in cash flows if the derivative and the hedged item are held to maturity. Since these fair values fluctuate throughout the hedge period and eventually return to zero (or par value) on the maturity date, the effect of such adjustments is normally only a timing issue.

Accounting for Premiums and Discounts and Other Costs Associated with Originating or Acquiring Mortgage Loans, MBS, and ABS

When we purchase mortgage loans under our MPP or purchase MBS or ABS, we may not pay the seller the exact amount of the unpaid principal balance. If we pay more than the unpaid principal balance, and purchase the mortgage assets at a premium, the premium reduces the yield we recognize on the assets below the coupon amount. Conversely, if we pay less than the unpaid principal balance and purchase the mortgage assets at a discount, the discount increases the yield above the coupon amount. Similarly, gains and losses associated with terminated fair value hedges are included in the carrying value of the mortgage loan and amortized accordingly. Losses are accreted along with discounts, while gains are amortized along with premiums to increase or decrease the coupon yield on the mortgage loan.

The amortization/accretion of MPP mortgage loans is recognized in current period earnings as a decrease/increase to Mortgage Loans Held for Portfolio reported as a component of Interest Income in the Statements of Income. An offsetting adjustment is made to the asset’s net carrying value and is included in Mortgage Loans Held for Portfolio in the Statements of Condition.

The majority of MBS and ABS have been purchased at a discount. The accretion of MBS and ABS discounts is recognized in current period earnings as an increase to HTM income reported as a component of Interest Income in the Statements of Income. An offsetting adjustment is made to the asset’s net carrying value and is included in HTM in the Statements of Condition.

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

The estimated prepayment projections, therefore, may have a material impact on the calculation of the amortization of certain premiums and discounts. The periodic retrospective adjustments, in an uncertain interest rate market, can be the source of considerable income volatility in the MPP and MBS/ABS portfolios.

Projected prepayment speeds for mortgage assets are based on monthly implied forward interest rates. We use implied forward interest rates because they are the market’s consensus of future interest rates; they are the default set of interest rates used to price and value financial instruments; and they are the interest rates that can be hedged with various instruments. We use a nationally-recognized prepayment model to determine prepayment speeds.

The following table shows the impact to income as of December 31, 2009, for both MPP and MBS/ABS assuming a 25% and 50% increase in prepayment speeds and a 25% and 50% decrease in prepayment speeds ($ amounts in millions).

	25% Increase	50% Increase	25% Decrease	50% Decrease
MPP	$(1)	$(2)	$1	$2
MBS/ABS	1	2	(1)	(2)

Provision for Credit Losses

Advances. We are required by Finance Agency regulation to obtain sufficient collateral on Advances to protect against losses and to accept only certain collateral on Advances, such as residential mortgage loans, U.S. government or government agency securities, ORERC, and deposits. At December 31, 2009, and 2008, we had rights to collateral, either loans or securities, on a member-by-member basis, with an estimated fair value in excess of outstanding Advances. Based on the collateral held as security for Advances, management’s credit analyses and prior repayment history no allowance for losses on Advances is deemed necessary by management.

Mortgage Loans Acquired under MPP. We acquire both FHA and conventional fixed-rate mortgage loans under MPP. FHA loans are government-guaranteed and, consequently, we have determined that no allowance for losses is deemed necessary for such loans. Conventional loans, in addition to having the related real estate as collateral, are also credit-enhanced by PMI (if applicable), the member’s LRA, and SMI prior to our having a credit loss obligation. As a result of the homeowner’s equity, PMI (if applicable), member’s LRA, and the SMI, any potential loss to us generally would not occur unless the overall loss exceeded at least 50% of the home’s original value.

Our loan loss reserve policy is based on management’s estimate of probable credit losses inherent in the mortgage loan portfolio as of the balance sheet date. We have developed a systematic approach for reviewing the adequacy of the allowance for credit losses. Using this methodology we perform a review designed to identify impairment as well as compute a reasonable estimate of loss, if any. This quarterly review includes:

•

considering specific delinquent conventional loans purchased under the MPP and segregating the delinquent loans purchased into “pools” for review and analysis. Each pool is comprised of groups of loans consisting of smaller-balance homogeneous loans that are evaluated collectively for impairment;

•	reviewing the estimated liquidation value of real estate collateral held and the amount of other credit enhancements, including PMI, LRA, and SMI in each delinquent pool identified;

•

reviewing the total exposure associated with each delinquent pool, including the unpaid principal balance remaining, interest owed on the loan to date, and other estimated costs associated with maintaining and disposing the collateral;

•	reviewing any limitations associated with stop-loss SMI coverage on each pool, where applicable;

•	reviewing current economic trends and conditions; comparing delinquency trends to industry reported data; and reviewing historical default experience; and

•

evaluating the pool based on current, historical, and projected information and events and determining the necessary reserve for loans deemed to pose a risk of loss after taking into consideration the estimated liquidation value of the real estate collateral held and the amount of the other credit enhancements, including the PMI, LRA and SMI.

If we experience losses in excess of the estimated liquidation value of the credit enhancements, these would be recognized as credit losses in the financial statements.

During 2009, we had losses of $143 thousand on the MPP portfolio, which were partially offset by $34 thousand of gains. It is possible that we could experience additional immaterial losses in the future. Based on our analysis, using an estimated liquidation value at December 31, 2009 and December 31, 2008, of 55% and 60% of the original appraised value, respectively, further reduced by estimated liquidation costs, and after consideration of LRA, SMI, and other credit enhancements as discussed below, we recorded no allowance for credit losses on real estate mortgage loans at December 31, 2009, December 31, 2008, or any of the previous three years. We have also performed our loan loss reserve analysis under multiple scenarios whereby we changed various assumptions and have concluded that a worsening of those assumptions would not change our conclusion that an allowance for credit losses is not necessary at December 31, 2009.

Fair Value Estimates

We carry certain assets and liabilities on the Statements of Condition at fair value, including investments classified as AFS, certain HTM, Rabbi Trust assets, and all derivatives. On January 1, 2008, we adopted newly issued guidance which defined fair value, established a framework for measuring fair value, established a fair value hierarchy based on the inputs used to measure fair value, and required additional disclosures for instruments carried at fair value on the Statements of Condition. This guidance defined “fair value” as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date, or an exit price.

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

We categorize our financial instruments carried at fair value into a three-level classification. The valuation hierarchy is based upon the transparency (observable or unobservable) of inputs to the valuation of an asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Bank’s market assumptions. Level 1 instruments are those for which inputs to the valuation methodology are observable inputs that are derived from quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 2 instruments are those for which inputs are observable inputs, either directly or indirectly, that include quoted prices for similar assets and liabilities. Finally, Level 3 instruments are those for which inputs are unobservable or are unable to be corroborated by external market data. We utilize valuation techniques that, to the extent possible, use observable inputs in our valuation models. Described below are our fair value measurement methodologies and level classification for assets and liabilities carried at fair value on the Statements of Condition:

•

AFS — The estimated fair values are based on executable prices for identical assets. The fair values of our assets fall within the Level 2 hierarchy as we consider the assets to trade in markets where there is not enough volume or depth to be considered active.

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

•

We measure certain HTM at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances (e.g., when there is evidence of OTTI).

Other-Than-Temporary Impairment Analysis

The continued broad-based deterioration of credit performance related to residential mortgage loans and the accompanying decline in U.S. residential real estate values as well as increased delinquency rates have increased the level of credit risk to which we are exposed in our investments in mortgage-related securities, primarily Private-label MBS and ABS. Our investments in mortgage-related securities are directly or indirectly supported by underlying mortgage loans. We closely monitor the performance of our investment securities classified as AFS or HTM on a quarterly basis to evaluate our exposure to the risk of loss on these investments in order to determine whether an impairment is other-than-temporary, consistent with the accounting guidance for recognition and presentation of OTTI.

For the first quarter of 2009, FHLB System-wide modeling assumptions were used by all FHLBs for purposes of producing cash-flow analyses used in the OTTI assessment for our Private-label MBS and ABS. The FHLB OTTI Governance Committee, which is comprised of representatives from all 12 FHLBs, was formed in the second quarter of 2009 and has responsibility for reviewing and approving the key modeling assumptions, inputs and methodologies to be used by the FHLBs to generate the cash-flow projections used in analyzing credit losses and determining OTTI for private-label MBS. The FHLB OTTI Governance Committee charter provides a formal process by which the FHLBs can provide input on and approve the assumptions. The methods and assumptions evaluated and approved by the FHLB OTTI Governance Committee were based on recommendations developed primarily by the FHLB of San Francisco for prime and Alt-A MBS and by the FHLB of Chicago for subprime MBS.

Our evaluation includes estimating projected cash flows that we are likely to collect based on an assessment of all available information about each individual security, the structure of the security and certain assumptions as determined by the FHLB OTTI Governance Committee, such as the prepayment speeds, default rates, loss severity on the collateral supporting our security based on underlying loan-level borrower and loan characteristics, expected housing price changes, and interest-rate assumptions to determine whether any principal losses will occur.

We perform a cash-flow analysis using two third-party models.

The first third-party model considers borrower characteristics and the particular attributes of the loans underlying our securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, delinquencies, and loss severities. A significant input to the first third-party model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSA”), which are based on an assessment of the relevant housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area with a population of ten thousand or greater. Our housing price forecast assumed CBSA level current-to-trough home price declines ranging from 0% to 15% over the next 9 to 15 months. Thereafter, home prices are projected to remain flat in the first six months, increase 0.5% in the next six months, 3% in the second year and 4% in each subsequent year.

The month-by-month projections of future loan performance derived from the first third-party model are then input into a second third-party model, which allocates the projected loan-level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash-flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero.

The scenario of cash flows, determined based on the model approach described above, reflects a scenario as supplied by the FHLB OTTI Governance Committee and includes a base case current-to-trough housing price forecast and a base case housing price recovery path described above.

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

In addition to evaluating our Private-label MBS and ABS under a base case (or best estimate) scenario, we also performed a cash-flow analysis for each of these securities under a more stressful housing price scenario.

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

The following table shows the base case scenario and what the impact on OTTI would have been under the more stressful housing price scenario ($ amounts in millions):

For the Quarter Ended December 31, 2009	Number of Securities Impaired	Unpaid Principal Balance	Impairment Related to Credit Loss Included in Statement of Income	Number of Securities Impaired Using Adverse HPI Scenario	Unpaid Principal Balance	Estimated Credit Loss Using Adverse HPI Scenario
Prime	16	$1,016	$14	22	$1,416	$42
Alt-A	1	46	1	2	70	2

Total	17	$1,062	$15	24	$1,486	$44

Additional information about OTTI charges associated with our Private-label MBS and ABS is provided in “Risk Management — Credit Risk Management — Investments,” herein, and in Note 6 to the Financial Statements.

Recent Accounting and Regulatory Developments

Accounting Developments

See Notes 1 and 2 of the Financial Statements contained in Item 15 for a description of how recent accounting developments may impact our results of operations or financial condition.

Legislative and Regulatory Developments

Housing and Economic Recovery Act

On July 30, 2008, the President of the United States signed HERA into law. As more fully discussed below, among other things, this legislation:

•

established the Finance Agency effective on the date of enactment to regulate (i) Fannie Mae and Freddie Mac (collectively, the “Enterprises”), (ii) the FHLBs (together with the Enterprises, the “Regulated Entities”) and (iii) the Office of Finance;

•

eliminated the Office of Federal Housing Enterprise Oversight (“OFHEO”) and the Finance Board no later than one year after enactment and restricted their activities during such period to those necessary to wind up their affairs (on October 27, 2008, the Finance Agency announced that the formal integration of OFHEO and the Finance Board into the Finance Agency had been completed);

•	established a director of the Finance Agency (“Director”) with broad authority over the Regulated Entities;

•	amended certain aspects of the FHLBs’ corporate governance;

•	authorizes voluntary mergers of FHLBs with the approval of the Director and permits the Director to liquidate an FHLB;

•	made, or requires the Director to study and report on, other changes regarding the membership and activities of the FHLBs;

•

provides that all regulations, orders, directives and determinations issued by the Finance Board and OFHEO prior to enactment of HERA immediately transfer to the Finance Agency and remain in force unless modified, terminated, or set aside by the Director; and

•

granted the Secretary of the Treasury the temporary authority (through December 31, 2009, and subject to certain conditions) to purchase obligations and other securities issued by Fannie Mae, Freddie Mac, and the FHLBs.

HERA requires the Finance Agency to issue a number of regulations, orders and reports. Since the enactment of HERA, the Finance Agency has issued certain of these regulations, orders and reports, some of which have not yet been finalized. Some of the more significant provisions of HERA, and the status of any actions required to be taken by the Finance Agency with respect thereto are summarized below. The full effect of this legislation on the Bank and its activities will become known only after all of the required regulations, orders, and reports are issued and finalized.

Structure of the Finance Agency. The Director is appointed by the President of the United States and confirmed by the Senate, and serves a five-year term. He or she may be removed only for cause. HERA provided that the Director of OFHEO at the time of enactment would serve as the Director until a permanent Director was appointed and confirmed. James Lockhart, the Director of OFHEO at the time of enactment of HERA, served as Director of the Finance Agency until his resignation in August 2009. Currently, Edward DeMarco, formerly Chief Operating Officer and Senior Deputy Director for Housing Mission and Goals for the Finance Agency, is serving as the Acting Director. At the date of this report, a permanent Director has not yet been appointed and confirmed.

HERA provides for three Deputy Directors of the Finance Agency. The Deputy Director of the Division of Enterprise Regulation is responsible for the safety and soundness regulation of Fannie Mae and Freddie Mac. The Deputy Director of the Division of FHLB Regulation is responsible for the safety and soundness regulation of the FHLBs. Finally, the Deputy Director for Housing Mission and Goals oversees the housing mission and goals of the Enterprises and the community and economic development mission of the FHLBs.

The Director of the Finance Agency, the Secretary of the Treasury, the Secretary of the Department of Housing and Urban Development, and the Chairman of the SEC constitute the Federal Housing Finance Oversight Board, and the Director serves as the chair and consults with this board, which has no executive authority.

Finance Agency Assessments. The Finance Agency is funded entirely by assessments from the Regulated Entities. On September 30, 2008, the Finance Agency adopted a final rule establishing policy and procedures for the Finance Agency to impose assessments on the Regulated Entities (“Assessments Rule”). Pursuant to the Assessments Rule, the Director establishes annual assessments on the Regulated Entities in an amount sufficient to provide for the payment of the Finance Agency’s costs and expenses. The Director allocates the annual assessment between the Enterprises and the FHLBs, with the FHLBs paying proportional shares of the assessment. Each FHLB is required to pay a pro rata share of the annual assessment allocated to the FHLBs based on the ratio between the FHLB’s minimum required regulatory capital and the aggregate minimum required regulatory capital of all FHLBs. An FHLB’s minimum required regulatory capital is the highest amount of capital necessary for an FHLB to comply with any of the capital requirements established by the Director and applicable to the FHLB.

The Director may, at his or her discretion, increase the amount of a Regulated Entity’s assessment (i) if the Regulated Entity is not classified as adequately capitalized (to pay additional estimated costs of regulation of that Regulated Entity) or (ii) to cover costs of enforcement activities related to that Regulated Entity. The Director may also, at any time, collect an additional assessment from a Regulated Entity to otherwise cover the estimated amount of any deficiency for a semiannual period as a result of increased costs of regulation of a Regulated Entity. The Director may require the Regulated Entity to pay such additional assessment immediately, rather than through an increase of the Regulated Entity’s next required payment. The Director may assess interest and penalties on any delinquent assessment payment and may enforce an assessment payment through a cease-and-desist proceeding or through civil money penalties.

Authority of the Director. The Director has broad authority to regulate the Regulated Entities, including the authority to set capital requirements, seek prompt corrective action, bring enforcement actions, put a Regulated Entity into receivership, and levy fines against the Regulated Entities and entity-affiliated parties. HERA defines an “entity-affiliated party” to include (i) officers, directors, employees, agents, and controlling shareholders of a Regulated Entity; (ii) any shareholder, affiliate, consultant, joint venture partner, and any other person that the Director determines participates in the conduct of the Regulated Entity’s affairs; (iii) any independent contractor of a Regulated Entity that knowingly or recklessly participates in any violation of law or regulation, any breach of fiduciary duty, or any unsafe or unsound practice; (iv) any not-for-profit corporation that receives its principal funding, on an ongoing basis, from any Regulated Entity; and (v) the Office of Finance.

In connection with this authority, on January 30, 2009, the Finance Agency adopted an interim final rule establishing capital classifications and critical capital levels for the FHLBs (the “Capital Regulation”). On August 4, 2009, the Finance Agency adopted the interim final rule as a final regulation, subject to amendments meant to clarify certain provisions. On February 8, 2010, the Finance Agency issued a proposed rule with request for comment setting forth standards and procedures that the Director would apply in determining whether to impose a temporary increase in the minimum capital level of an FHLB. Comments on the proposed rule may be submitted to the Finance Agency through April 9, 2010. We are in the process of reviewing our Capital Plan in light of this proposed rule. Once the rule becomes final, we will make any changes necessary to cause our Capital Plan to be consistent with the rule. For additional information regarding the Capital Regulation, see the “Capital” section herein.

Executive Compensation. HERA requires the Director to prohibit an FHLB from providing compensation to its executive officers that is not reasonable and comparable with compensation for employees in similar businesses involving similar duties and responsibilities. Through December 31, 2009, the Director had additional authority in certain circumstances to approve, disapprove or modify the compensation of executives of the Regulated Entities. Pursuant to the Capital Regulation, if an FHLB is undercapitalized, the Director may also restrict executive officer compensation. The Capital Regulation defines “executive officer” to include a FHLB’s (i) named executive officers identified in the FHLB’s Annual Report on Form 10-K, (ii) other executives who occupy certain positions or who are in charge of certain subject areas and (iii) any other individual, without regard to title, who is in charge of a principal business unit, division or function or who reports directly to the FHLB’s chairman, vice chairman, president or chief operating officer.

On June 5, 2009, the Finance Agency issued a proposed rule to set forth requirements and processes with respect to compensation provided to executive officers by an FHLB. Comments on the proposed rule could be submitted to the Finance Agency through August 4, 2009.

If adopted as proposed, the proposed rule would allow the Director to review the compensation arrangements for any executive officer of an FHLB at any time. The proposed rule would define “executive officer” in the same manner as the Capital Regulation does (as set forth above). The Director could prohibit the FHLB, and the FHLB would be prohibited, from providing compensation to any such executive officer that is not reasonable and comparable with compensation for employees in other similar businesses involving similar duties and responsibilities. In determining whether such compensation is reasonable and comparable, the Director could consider any factors the Director considered relevant (including any wrongdoing on the part of the executive officer). However, the Director would not be able to prescribe or set a specified level or range of compensation.

With respect to compensation under review by the Director, the Director’s prior approval is required for (i) a written arrangement that provides an executive officer a term of employment of more than six months or that provides compensation in connection with termination of employment, (ii) annual compensation, bonuses and other incentive pay of an FHLB’s president and (iii) compensation paid to an executive officer, if the Director provided notice that the compensation of such executive officer is subject to a specific review by the Director.

On October 27, 2009, the Finance Agency issued Advisory Bulletin 2009-AB-02, “Principles for Executive Compensation at the Federal Home Loan Banks and the Office of Finance” (“AB 2009-02”). In AB 2009-02, the Finance Agency outlines several principles for sound incentive compensation practices to which the FHLBs should adhere in setting executive compensation policies and practices. Those principles are (i) executive compensation must be reasonable and comparable to that offered to executives in similar positions at other comparable financial institutions, (ii) executive incentive compensation should be consistent with sound risk management and preservation of the par value of an FHLB’s capital stock, (iii) a significant percentage of an executive’s incentive-based compensation should be tied to longer-term performance and outcome-indicators, (iv) a significant percentage of an executive’s incentive-based compensation should be deferred and made contingent upon performance over several years and (v) the board of directors of each FHLB and the Office of Finance should promote accountability and transparency in the process of setting compensation. In evaluating compensation at the FHLBs, the Director will consider the extent to which an executive’s compensation is consistent with the above principles.

Indemnification Payments and Golden Parachute Payments. The Director may also prohibit or limit, by regulation or order, any indemnification payment or golden parachute payment. In September 2008, the Finance Agency issued an interim final regulation relating to golden parachute payments (“Golden Parachute Regulation”) and indicated it would issue a further regulation relating to indemnification payments in the future. On January 29, 2009, the Finance Agency issued a final rule setting forth the factors to be considered by the Director in carrying out his or her authority to limit golden parachute payments to entity-affiliated parties (which factors are discussed below).

The Golden Parachute Regulation defines a “golden parachute payment” as any payment (or any agreement to make any payment) in the nature of compensation by any Regulated Entity for the benefit of any current entity-affiliated party that (i) is contingent on, or by its terms is payable on or after, the termination of such party’s primary employment or affiliation with the Regulated Entity and (ii) is received on or after the date on which one of the following events occurs (a “triggering event”): (a) the Regulated Entity became insolvent; (b) any conservator or receiver is appointed for the Regulated Entity; or (c) the Director determines that the Regulated Entity is in a troubled condition. Additionally, any payment that would be a golden parachute payment but for the fact that such payment was made before the date that a triggering event occurred will be treated as a golden parachute payment if the payment was made in contemplation of the triggering event.

The following types of payments are excluded from the definition of “golden parachute payment” under the Golden Parachute Regulation: (i) any payment made pursuant to a retirement plan that is qualified (or is intended within a reasonable period of time to be qualified) under section 401 of the Internal Revenue Code of 1986 or pursuant to a pension or other retirement plan that is governed by the laws of any foreign country; (ii) any payment made pursuant to a bona fide deferred compensation plan or arrangement that the Director determines, by regulation or order, to be permissible; or (iii) any payment made by reason of death or by reason of termination caused by the disability of an entity-affiliated party.

In determining whether to prohibit or limit a golden parachute payment, the Golden Parachute Regulation requires the Director to consider the following factors: (i) whether there is a reasonable basis to believe that an entity-affiliated party has committed any fraudulent act or omission, breach of trust or fiduciary duty, or insider abuse with regard to the Regulated Entity that has had a material effect on the financial condition of the Regulated Entity; (ii) whether there is a reasonable basis to believe that the entity-affiliated party is substantially responsible for the insolvency of the Regulated Entity, or the troubled condition of the Regulated Entity; (iii) whether there is a reasonable basis to believe that the entity-affiliated party has materially violated any applicable provision of Federal or State law or regulation that has had a material effect on the financial condition of the Regulated Entity; (iv) whether the entity-affiliated party was in a position of managerial or fiduciary responsibility; (v) the length of time that the party was affiliated with the Regulated Entity, and the degree to which the payment reasonably reflects compensation earned over the period of employment and the compensation involved represents a reasonable payment for services rendered; and (vi) any other factor the Director determines is relevant to the facts and circumstances surrounding the golden parachute payment, including any fraudulent act or omission, breach of fiduciary duty, violation of law, rule, regulation, order or written agreement, and the level of willful misconduct, breach of fiduciary duty, and malfeasance on the part of an entity-affiliated party.

On November 14, 2008, the Finance Agency proposed to amend the Golden Parachute Regulation to include provisions addressing prohibited and permissible indemnification payments in the event the Finance Agency were to institute an administrative proceeding or civil action through issuance of a notice of charges under regulations issued by the Director. The Finance Agency accepted comments on these proposed amendments that were received on or before December 29, 2008.

On June 29, 2009, the Finance Agency issued a proposed rule to amend further the Golden Parachute Regulation to address in more detail prohibited and permissible indemnification payments and golden parachute payments. Comments on the proposed rule could be submitted to the Finance Agency through July 29, 2009.

With respect to indemnification payments, the proposed rule essentially re-proposed the November 14, 2008 amendments to the Golden Parachute Regulation. The proposed rule, however, would delete one provision contained in the earlier proposed amendments, which provided that claims for employee welfare benefits or other benefits that are contingent, even if otherwise vested, when a receiver is appointed for any Regulated Entity, including any contingency for termination of employment, are not provable claims or actual, direct compensatory damage claims against such receiver.

In addition to the payments described above that are excluded from the definition of “golden parachute payment,” the proposed rule would specify that “golden parachute payment” also does not include (i) any payment made pursuant to a benefit plan as defined in the proposed rule (which includes employee welfare benefit plans as defined in section 3(1) of the Employee Retirement Income Security Act of 1974); (ii) any payment made pursuant to a nondiscriminatory severance pay plan or arrangement that provides for payment of severance benefits of generally no more than 12 months’ prior base compensation to all eligible employees upon involuntary termination other than for cause, voluntary resignation, or early retirement, subject to certain exceptions; (iii) any severance or similar payment that is required to be made pursuant to a state statute or foreign law that is applicable to all employers within the appropriate jurisdiction (with the exception of employers that may be exempt due to their small number of employees or other similar criteria); or (iv) any other payment that the Director determines to be permissible. The proposed rule would also define “bona fide deferred compensation plan or arrangement” to clarify when a payment made pursuant to a deferred compensation plan or arrangement would be excluded from the definition of “golden parachute payment.”

The proposed rule would extend the prohibition against certain golden parachute payments to former entity-affiliated parties. With respect to potentially prohibited golden parachute payments, a Regulated Entity could agree to make or could make a golden parachute payment if (i) the Director determined that such a payment or agreement was permissible; (ii) such an agreement was made in order to hire a person to become an entity-affiliated party when the Regulated Entity was insolvent, had a conservator or receiver appointed for it, or was in a troubled condition (or the person was being hired in an effort to prevent one of these conditions from occurring), and the Director consented in writing to the amount and terms of the golden parachute payment; or (iii) with the Director’s consent, such a payment was made pursuant to an agreement that provided for a reasonable severance payment, not to exceed 12 months’ salary, to an entity-affiliated party in the event of a change in control of the Regulated Entity.

In the preamble to the proposed rule, the Finance Agency stated that it intends that the proposed amendments would apply to agreements entered into by a Regulated Entity with an entity-affiliated party on or after the date the regulation is effective.

Differences between the Enterprises and FHLBs. HERA requires the Director, before issuing any new regulation or taking other agency action of general applicability and future effect relating to the FHLBs, to take into account the differences between the Enterprises and the FHLBs with respect to the FHLBs’ (i) cooperative ownership structure, (ii) mission of providing liquidity to members, (iii) affordable housing and community development mission, (iv) capital structure, and (v) joint and several liability, and any other differences that the Director considers appropriate.

Corporate Governance of the FHLBs. Under HERA, each FHLB is governed by a board of directors of 13 persons, or so many persons as the Director may determine. HERA divides directors of FHLBs into two classes. The first class is comprised of “member” directors who are elected by the member institutions of each state in the FHLB’s district to represent that state. The second class is comprised of “independent” directors who are nominated by an FHLB’s board of directors, after consultation with its affordable housing Advisory Council, and elected by the FHLB’s members at-large.

On September 26, 2008, the Finance Agency issued an interim final rule with request for comments regarding the eligibility and election of individuals to serve on the boards of directors of the FHLBs. On October 7, 2009, the Finance Agency issued a final rule, effective November 6, 2009, regarding the eligibility and election of FHLB directors. For information regarding the eligibility and election of our board of directors, see “Item 10. Directors, Executive Officers and Corporate Governance.”

FHLB Directors’ Compensation and Expenses. HERA repealed the prior statutory limits on compensation of directors of FHLBs. As a result, FHLB director fees are to be determined at the discretion of an FHLB’s board of directors, provided such fees are required to be reasonable.

On October 23, 2009, the Finance Agency published a notice of proposed rulemaking, with a request for comments, regarding payment by FHLBs of their directors’ compensation and expenses. Comments on the proposed rule could be submitted to the Finance Agency through December 7, 2009.

If adopted, the proposed rule would specify that each FHLB may pay its directors reasonable compensation for the time required of them, and their necessary expenses, in the performance of their duties, as determined by the FHLB’s board of directors. The compensation paid by an FHLB to a director would be required to reflect the amount of time the director spent on official FHLB business, subject to reduction as necessary to reflect lesser attendance or performance at board or committee meetings during a given year.

Pursuant to the proposed rule, the Director would review compensation paid by an FHLB to its directors. The Director could determine that the compensation and/or expenses to be paid to the directors are not reasonable. In such case, the Director could order the FHLB to refrain from making any further payments; provided, however, that such order would only be applied prospectively and would not affect any compensation or expense payments made prior to the date of the Director’s determination and order. To assist the Director in reviewing the compensation and expenses of FHLB directors, each FHLB would be required to submit to the Director by specified deadlines (i) the compensation anticipated to be paid to its directors for the following calendar year, (ii) the amount of compensation and expenses paid to each director for the immediately preceding calendar year and (iii) a copy of the FHLB’s written compensation policy, along with all studies or other supporting materials upon which the board of directors relied in determining the level of compensation and expenses to pay to its directors.

For information regarding the compensation of our directors, see “Item 11. Executive Compensation.”

Community Development Financial Institutions. HERA makes CDFIs that are certified under the Community Development Banking and Financial Institutions Act of 1994 eligible for membership in an FHLB. A certified CDFI is a person (other than an individual) that (i) has a primary mission of promoting community development, (ii) serves an investment area or targeted population, (iii) provides development services in connection with equity investment or loans, (iv) maintains, through representation on its governing board or otherwise, accountability to residents of its investment area or targeted population, and (v) is not an agency or instrumentality of the United States or of any state or political subdivision of a state.

On May 15, 2009, the Finance Agency issued a proposed rule to amend its membership regulations to authorize non-federally insured, CDFI Fund-certified CDFIs to become members of an FHLB. On January 5, 2010, the Finance Agency issued a final rule establishing the eligibility and procedural requirements for CDFIs that wish to become FHLB members. The newly eligible CDFIs include community development loan funds, venture capital funds and state-chartered credit unions without federal insurance.

We are confident that we will be able to safely provide collateralized loans to CDFIs. However, our preliminary research indicates that the CDFIs market opportunity is small relative to our other member classes and therefore CDFIs will not likely represent a major part of our Advances business.

Housing Goals. HERA requires the Director to establish housing goals with respect to the purchase of mortgages, if any, by the FHLBs and to report annually to the U.S. Congress (“Congress”) on the FHLBs’ performance in meeting such goals. In establishing the housing goals, the Director is required to consider the unique mission and ownership structure of the FHLBs. To facilitate an orderly transition, the Director is charged with establishing interim housing goals for each of the two calendar years following the date of enactment of HERA.

These housing goals are presently under review by the Finance Agency and we do not know how these goals may affect our business.

Exemptions from Certain SEC Laws and Regulations. HERA exempts the FHLBs from certain requirements under the Federal securities laws, including certain provisions of the Exchange Act, and the SEC’s related regulations. These exemptions arise from the distinctive nature and the cooperative ownership structure of the FHLBs and parallel relief granted by the SEC to the FHLBs in no-action letters issued at the time the FHLBs registered with the SEC under the Exchange Act. In issuing future regulations, the SEC is directed by HERA to take account of the distinctive characteristics of the FHLBs when evaluating (i) the accounting treatment with respect to payments to REFCORP, (ii) the role of the combined financial statements of the FHLBs, (iii) the accounting classification of MRCS, and (iv) the accounting treatment related to the joint and several nature of the obligations of the FHLBs.

Liquidations, Voluntary Mergers, and Reduction in the Number of FHLB Districts. HERA permits any FHLB to voluntarily merge with another FHLB with the approval of the Director and the boards of directors of the FHLBs involved. The Director is required to promulgate regulations establishing the conditions and procedures for the consideration and approval of any voluntary merger, including the procedures for FHLB member approval.

The Director is authorized on 30 days’ prior notice to liquidate or reorganize any FHLB. An FHLB that the Director proposes to liquidate or reorganize is entitled to contest the Director’s determination in a hearing on the record in accordance with the provisions of the Administrative Procedures Act.

The Director is authorized to adjust the equities among FHLBs for any reason, as well as reduce the number of FHLB districts to fewer than eight as a result of the merger of FHLBs or the Director’s decision to liquidate an FHLB. Prior law required that there be no fewer than eight and no more than 12 FHLBs.

CFIs. CFIs are redefined by HERA as FDIC-insured institutions with average total assets over the three-year period preceding measurement of less than $1.0 billion (up from the statutory amount of $500 million, inflation adjusted to $625 million immediately prior to enactment of HERA). The $1.0 billion amount will continue to be adjusted annually based on any increase in the Consumer Price Index. On March 3, 2010, the Finance Agency published a notice of the annual adjustment. For 2010, the current CFI asset cap has been increased by 1.8%. As of January 1, 2010, the CFI asset cap is $1,029,000,000.

Section 1211 of HERA added loans for community development activities to loans for small business, small farm, and small agri-business as permissible collateral for advances to CFIs (including long-term advances). On February 23, 2010, the Finance Agency issued a proposed rule with request for comments to define certain terms and provide guidance necessary to assist the FHLBs in accepting community development loans as collateral. We have not yet determined the effect on the Bank of the inclusion of loans for community development activities by CFIs as loans eligible to support advances.

In addition, the proposed rule modifies the advances regulation by providing that any form of secured lending by an FHLB to any member of the FHLB System, whether or not a CFI member, is deemed to be an advance subject to all related statutory and regulatory requirements. As proposed, this rule would apply to, among other things, repurchase transactions and to any affiliates of FHLB members, and would thereby prohibit secured extensions of credit to members’ affiliates. Previously, FHLBs were permitted to engage in repurchase transactions with members’ affiliates under certain circumstances, and our Bank has entered into repurchase transactions from time to time with our members’ affiliates. If the proposed rule is adopted in its current form, we will no longer be able to engage in repurchase transactions directly with our members’ affiliates. At this time, we cannot predict the impact of this proposed rule change on our financial results or day-to-day lending or liquidity operations. Comments on the proposed rule may be submitted to the Finance Agency through April 26, 2010.

FHLB Membership Requirements for Non-CFI Depository Institutions. Under the Bank Act and Finance Agency regulations, a non-CFI depository institution applying for FHLB membership is required, among other things, to hold at least ten percent of its assets in residential mortgage loans. As defined in Finance Agency regulations, “residential mortgage loans” include certain kinds of residential mortgage pass-through securities and residential mortgage debt securities (collectively, “mortgage-related securities”). In 2001, the Finance Board issued Regulatory Interpretation 2001-RI-06 (“RI 2001-06”), which allowed a non-CFI depository applicant to satisfy the “ten percent requirement” for FHLB membership with mortgage-related securities held by the applicant as a buyer under certain kinds of repurchase agreements. On March 9, 2010, the Director of the Finance Agency issued an order rescinding RI 2001-06. The March 9 order does not apply to institutions that were validly admitted to FHLB membership before the order was issued. We do not expect the Finance Agency’s March 9 order to significantly impact our day-to-day operations. If the Finance Agency were to impose other residential mortgage loan requirements or limitations on our membership applicants, it could affect our future operations.

Public Use Data Base and Reporting to Congress. HERA requires the FHLBs to report to the Director census tract level data regarding mortgages they purchase, if any. Such data are to be reported in a form consistent with other federal laws, including the Home Mortgage Disclosure Act, and any other requirements that the Director imposes. The Director is required to report such data to Congress and, except with respect to proprietary information and personally identifiable information, to make the data available to the public.

Study of Securitization of Home Mortgage Loans by the FHLBs. Within one year of enactment of HERA, the Director was to provide to Congress a report on a study of securitization of home mortgage loans purchased from member financial institutions under the FHLBs’ Acquired Member Assets (“AMA”) programs. In conducting this study, the Director was required to consider (i) the benefits and risks associated with securitization of AMA, (ii) the potential impact of securitization upon the liquidity in the mortgage and broader credit markets, (iii) the ability of the FHLBs to manage the risks associated with securitization, (iv) the impact of such securitization on the existing activities of the FHLBs, including their mortgage portfolios and Advances, and (v) the joint and several liability of the FHLBs and the cooperative structure of the FHLB System. In conducting the study, the Director was required to consult with the FHLBs, the Office of Finance, representatives of the mortgage lending industry, practitioners in the structured finance field, and other experts as needed.

On February 27, 2009, the Finance Agency published a Notice of Concept Release with request for comments to garner information from the public for use in its study (“Concept Release”). On July 30, 2009, the Director provided to Congress the results of the Finance Agency’s study, including policy recommendations based on the Finance Agency’s analysis of the feasibility of the FHLBs’ issuing mortgage-backed securities and of the benefits and risks associated with such a program. Based on the Finance Agency’s study and findings regarding FHLB securitization, the Director did not recommend permitting the FHLBs to securitize mortgages at this time.

Study of FHLB Advances. Within one year of enactment of HERA, the Director was required to conduct a study and submit a report to Congress regarding the extent to which loans and securities used as collateral to support FHLB advances are consistent with the Interagency Guidance on Nontraditional Mortgage Product Risks dated October 4, 2006 and the Statement on Subprime Mortgage Lending dated July 10, 2007 (collectively, the “Interagency Guidance”). The study was also required to consider and recommend any additional regulations, guidance, advisory bulletins or other administrative actions necessary to ensure that the FHLBs are not supporting loans with predatory characteristics.

On August 4, 2009, the Finance Agency published the notice of study and recommendations required by HERA with respect to FHLB collateral for advances and the Interagency Guidance. Comments on the notice of study and recommendations could be submitted to the Finance Agency through October 5, 2009.

AHP Funds to Support Refinancing of Certain Residential Mortgage Loans. For a period of two years following enactment of HERA, FHLBs are authorized to use a portion of their AHP funds to support the refinancing of residential mortgage loans owed by families with incomes at or below 80% of the median income for the areas in which they reside.

As required by HERA, on October 17, 2008, the Finance Agency issued an interim final rule with request for comments regarding the FHLBs’ mortgage refinancing authority. This interim final rule amended the AHP regulation to allow an FHLB to temporarily establish a homeownership set-aside program for the use of AHP grants by the FHLB’s members to assist in the refinancing of a household’s mortgage loan under the HOPE for Homeowners Program of the Federal Housing Administration (“FHA”).

Based on the comments received on the interim final rule and the continuing adverse conditions of the mortgage market, on August 4, 2009, the Finance Agency issued a second interim final rule, with a request for comments, to broaden the scope of the FHLBs’ mortgage refinancing authority and to allow the FHLBs greater flexibility in implementing their mortgage refinancing authority. Comments on the second interim final rule could be submitted to the Finance Agency through October 5, 2009.

The second interim final rule amended the current AHP regulation to allow an FHLB to temporarily establish a homeownership set-aside program for the use of AHP grants by the FHLB’s members to assist in the refinancing of a household’s mortgage loan in order to prevent foreclosure. A loan is eligible to be refinanced with an AHP grant if the loan is secured by a first mortgage on the household’s primary residence, the loan is refinanced under a program offered by the U.S. Department of Agriculture, Fannie Mae, Freddie Mac, a state or local government, or a state or local housing finance agency (an “eligible targeted refinancing program”) and the loan meets certain other conditions.

The second interim final rule also authorizes an FHLB, in its discretion, to set aside annually up to the greater of $4.5 million or 35% of the FHLB’s annual required AHP contribution to provide funds to members participating in homeownership set-aside programs, including a mortgage refinancing set-aside program, provided that at least one-third of this set-aside amount is allocated to programs to assist first-time homebuyers. An FHLB may accelerate to its current year’s AHP program (including its set-aside programs) from future annual required AHP contributions an amount up to the greater of $5 million or 20% of the FHLB’s annual required AHP contribution for the current year. The FHLB may credit the amount of the accelerated contribution against required AHP contributions over one or more of the subsequent five years. The FHLBs’ authority under the second interim final rule to establish and provide AHP grants under a mortgage refinancing homeownership set-aside program expires on July 30, 2010.

Letters of Credit to Guarantee Bonds. Our Bank’s credit services include letters of credit issued or confirmed on behalf of members for a variety of purposes, including as credit support for bonds or other debt instruments. Before enactment of HERA, we did not generally issue or confirm letters of credit to support bonds or other debt instruments where the interest on such instruments was purportedly exempt from federal income taxes because such tax-exempt status was generally lost if the instruments were “federally guaranteed” under the Internal Revenue Code. Our letters of credit and confirmations were generally federal guarantees under the Internal Revenue Code, with an exception for guarantees in connection with debt issuances to support certain housing programs.

HERA authorizes FHLBs, subject to certain conditions, to issue a letter of credit or confirmation in connection with the original issuance of tax-exempt bonds during the period from enactment of HERA to December 31, 2010, and to renew or extend any such letter of credit or confirmation, without the bonds potentially losing their tax-exempt status. An FHLB may issue such letter of credit or confirmation without regard to the purpose of the issuance of the bonds (i.e., the bonds do not have to be issued solely to support certain housing programs). Legislation may soon be introduced in Congress to extend or make permanent this authority.

Minorities, Women, and Diversity in the Workforce. HERA requires each Regulated Entity to establish or designate an Office of Minority and Women Inclusion that is responsible for carrying out all matters relating to diversity in management, employment, and business practices. On January 11, 2010, the Finance Agency issued a proposed rule to effect this provision of HERA. In addition, the proposed rule would expand these HERA provisions to cover disabled persons. The proposed rule is also intended to implement the provisions of 12 U.S.C. § 1833e, as amended, and Executive Order 11478, which require the Finance Agency and Regulated Entities to promote equal opportunity in employment and contracting. The proposed rule would require each Regulated Entity and the Office of Finance to establish:

•	an Office of Minority and Women Inclusion, or designate an office responsible for implementing the requirements and standards of the rule;

•	an equal opportunity program that applies to all areas of the business, including management, employment and contracting, at every level of the organization; and

•	an outreach program to ensure the inclusion of minorities, women and individuals with disabilities (and businesses owned by them) in contracts.

Comments on the proposed rule may be submitted to the Finance Agency through April 26, 2010.

Joint Offices. HERA repeals the provision in prior law that prohibited the FHLBs from establishing any joint offices other than the Office of Finance. At the present time, we do not plan to establish any joint office with one or more FHLBs.

Temporary Authority of the Secretary of the Treasury. HERA granted the U.S. Secretary of the Treasury the temporary authority (through December 31, 2009) to purchase any obligations and other securities issued by the Regulated Entities, if he or she determined that such purchase was necessary to provide stability to financial markets, to prevent disruptions in the availability of mortgage finance, and to protect the taxpayers. For the FHLBs, this temporary authorization supplemented the existing authority of the Secretary of the Treasury under the FHLB Act to purchase up to $4.0 billion of FHLB obligations. Since 1977, the Treasury has not owned any of the FHLBs’ Consolidated Obligations under this previous authority.

In connection with the Secretary of the Treasury’s authority under HERA, on September 9, 2008, we entered into a Lending Agreement (“Agreement”) with the Treasury. Each of the other 11 FHLBs also entered into its own Lending Agreement with the Treasury that was identical to the Agreement entered into by our Bank (collectively, the “Agreements”). The FHLBs entered into these Agreements in connection with the Treasury’s establishment of GSECF that was designed to serve as a contingent source of liquidity for the Regulated Entities.

The Agreements terminated on December 31, 2009, when the temporary authority of the Secretary of the Treasury expired. We did not borrow under the Agreement.

Reporting of Fraudulent Financial Instruments. On June 17, 2009, the Finance Agency issued a proposed rule to effect the provisions of HERA that require the FHLBs to report to the Finance Agency any fraudulent loans or other financial instruments that they purchased or sold. On January 27, 2010, the Finance Agency issued a final regulation, effective February 26, 2010, regarding this reporting requirement.

The final regulation requires an FHLB to submit to the Director a timely written report upon discovery by the FHLB that it has purchased or sold a fraudulent loan or financial instrument, or suspects a possible fraud relating to the purchase or sale of any loan or financial instrument. “Purchased or sold or relating to the purchase or sale” means any transaction involving a financial instrument including, but not limited to, any purchase, sale, other acquisition, or creation of a financial instrument by the member of an FHLB to be pledged as collateral to the FHLB to secure an advance by the FHLB to that member, the pledging by a member to an FHLB of such financial instrument to secure such an advance, the making of a grant by an FHLB under its affordable housing program or community investment program, and the effecting of a wire transfer or other form of electronic payments transaction by the FHLB. “Financial instrument” means any legally enforceable agreement, certificate, or other writing, in hardcopy or electronic form, having monetary value including, but not limited to, any agreement, certificate, or other writing evidencing an asset pledged as collateral to an FHLB by a member to secure an advance by the FHLB to that member. “Fraud” means a misstatement, misrepresentation or omission that cannot be corrected and that was relied upon by a FHLB to purchase or sell a loan or financial instrument.

The final regulation requires each FHLB to establish and maintain adequate and efficient internal controls, policies and procedures and an operational training program to discover and report fraud or possible fraud in connection with the purchase or sale of any loan or financial instrument.

The Finance Agency has indicated it will provide guidance and due diligence requirements for the discovery of fraud and for specific FHLB programs and products, such as collateral and MBS. In response to the final rule, we have revised our Anti-Fraud Policy, and specific operating divisions are making appropriate revisions to their procedures to ensure compliance with this regulation and related guidance or directives issued by the Finance Agency.

Other Regulatory Developments

Office of Finance. Effective with the enactment of HERA, the Finance Agency assumed responsibility from the Finance Board for supervising and regulating the Office of Finance. On August 4, 2009, the Finance Agency published a notice of proposed rulemaking, with a request for comments, regarding the Board of Directors of the Office of Finance. Comments on the proposed rule could be submitted to the Finance Agency through November 4, 2009.

The proposed rule would expand the Board of Directors of the Office of Finance to include all of the FHLB presidents (currently, only two of the FHLB presidents serve on the Office of Finance’s Board of Directors). The Board of Directors of the Office of Finance would also include three to five independent directors (currently, the third director of the Office of Finance is required to be a private U.S. citizen with demonstrated expertise in financial markets). Each independent director would be required to be a U.S. citizen and the independent directors, as a group, would be required to have substantial experience in financial and accounting matters. An independent director could not (i) be an officer, director or employee of any FHLB or any member of a FHLB; (ii) be affiliated with any Consolidated Obligations selling or dealer group member under contract with the Office of Finance; (iii) hold shares or any financial interest in any FHLB member or in any such dealer group member in an amount greater than the lesser of (A) $250,000 or (B) 0.01% of the market capitalization of the member or dealer (except that a holding company of a FHLB member or a dealer group member will be deemed to be a member if the assets of the holding company’s member subsidiaries constitute 35% or more of the consolidated assets of the holding company). The Chair of the Board of Directors of the Office of Finance would be selected from among the independent directors.

The independent directors of the Office of Finance would serve as the Audit Committee. Among other duties, the Audit Committee would be responsible for overseeing the audit function of the Office of Finance and the preparation and accuracy of the FHLB System’s combined financial reports. For purposes of the combined financial reports, the Audit Committee would be responsible for ensuring that the FHLBs adopt consistent accounting policies and procedures, such that the information submitted by the FHLBs to the Office of Finance may be combined to create accurate and meaningful combined reports. The Audit Committee of the Office of Finance, in consultation with the Finance Agency, could establish common accounting policies and procedures for the information submitted by the FHLBs to the Office of Finance for the combined financial reports where the Audit Committee determines such information provided by the FHLBs is inconsistent and that consistent policies and procedures regarding that information are necessary to create accurate and meaningful combined financial reports. The Audit Committee would also have the exclusive authority to employ and contract for the services of an independent, external auditor for the FHLBs’ annual and quarterly combined financial statements.

Currently, the FHLBs are responsible for jointly funding the expenses of the Office of Finance, which are shared on a pro rata basis with one-third based on each FHLB’s total outstanding capital stock (as of the prior month-end, excluding those amounts classified as mandatorily redeemable), one-third based on each FHLB’s total debt issuance (during the current month), and one-third based on each FHLB’s total Consolidated Obligations outstanding (as of the current month-end). The proposed rule would retain the FHLBs’ responsibility for jointly funding the expenses of the Office of Finance, but each FHLB’s respective pro rata share would be based on a reasonable formula approved by the Board of Directors of the Office of Finance, subject to review by the Finance Agency.

Nontraditional and Subprime Residential Mortgage Loans. On July 1, 2008, the Finance Board issued Advisory Bulletin 2008-AB-02: “Application of Guidance on Nontraditional and Subprime Residential Mortgage Loans to Specific FHLBank Assets” (“AB 2008-02”), which supplements an earlier Finance Board directive (Advisory Bulletin 2007-AB-01: “Nontraditional and Subprime Residential Mortgage Loans”) by providing written guidance regarding mortgages purchased under the AMA programs, investments in private-label (non-agency) MBS and collateral securing Advances. AB 2008-02 relies in part on the standards imposed by the Federal banking agencies in the Interagency Guidance on Nontraditional Mortgage Product Risks dated October 4, 2006 and the Statement on Subprime Mortgage Lending dated July 10, 2007 (collectively, the “Interagency Guidance”). Effective upon issuance, AB 2008-02 requires the following: (i) mortgage loan commitments entered into by the FHLBs under the AMA programs must comply with all aspects of the Interagency Guidance, (ii) purchases of private-label MBS issued after July 10, 2007 by the FHLBs must be limited to securities in which the underlying mortgage loans comply with all aspects of the Interagency Guidance, and (iii) mortgages (and securities representing an interest in mortgage loans) that were originated or acquired by a member after July 10, 2007 may be included in calculating the amount of Advances that can be made to that member only if those mortgages comply with all aspects of the Interagency Guidance; similarly, private-label MBS that were issued after July 10, 2007 may be included in calculating the amount of Advances that can be made to a member only if the underlying mortgages comply with all aspects of the Interagency Guidance.

We have implemented policies to ensure we are in compliance with this guidance. After these policies are fully phased in, they may ultimately require some members either to reduce their borrowings or to provide substitute collateral for currently pledged collateral that does not comply with this guidance. We cannot currently determine what, if any, impact these new regulatory requirements will have on our MPP, private-label (non-Agency) MBS, or Advances.

Other-Than-Temporary Impairment. On April 28, 2009, and May 7, 2009, the Finance Agency provided the FHLBs with guidance regarding the process for determining OTTI with respect to non-agency RMBS. The goal of the guidance is to promote consistency among all FHLBs in making such determinations, based on the Finance Agency’s understanding that investors in the FHLBs’ COs can better understand and utilize the information in the FHLBs’ combined financial reports if it is prepared on a consistent basis. For additional information concerning OTTI and this Finance Agency guidance, see “Critical Accounting Policies and Estimates — Other-Than-Temporary Impairment Analysis” in this Item 7. In order to achieve this goal and move to a common analytical framework, and recognizing that several FHLBs (including our Bank) intended to early adopt the OTTI accounting guidance, the Finance Agency guidance required all FHLBs to early adopt the OTTI accounting guidance effective January 1, 2009, and, for purposes of making OTTI determinations, to use a consistent set of key modeling assumptions and specified third party models.

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

With regard to new MPP business, the regulatory requirement was waived for a period of six months from August 6, 2009 to allow us to enter into new master commitments during the six-month period, assuming the other requirements of the existing program are met, and provided that we must also evaluate the claims paying ability of our SMI providers, hold additional retained earnings, and take any other steps necessary to mitigate any attendant risk associated with using an SMI provider having a rating below the regulatory standard. We may not rely on the waiver to enter into new MPP master commitments with our members after six months from the date of the waiver, unless the Finance Agency extended the waiver period or the MPP product is re-structured with the Finance Agency approval. In addition, if we were to rely on this waiver for new business, we were required, by December 8, 2009, to submit to the Finance Agency a written notice seeking regulatory approval for alternative AMA products or mortgage programs that do not rely on SMI as part of the credit enhancement structure (to the extent we do not already offer such products or programs), if we plan to execute new master commitments after the expiration of the six-month waiver period.

On September 18, 2009, the board of directors adopted a resolution authorizing the submission of a request to the Finance Agency for approval for a new business activity which contains a credit enhancement alternative to SMI. In accordance with the conditions of the Finance Agency’s waiver and in furtherance of this board resolution, we filed a notice of new business activity on December 2, 2009. This new business activity plan contemplated an alternative structure utilizing a supplemental LRA for additional credit enhancement for new MPP business, in lieu of utilizing SMI coverage. On January 12, 2010, we filed an application requesting that the Finance Agency extend the above-described regulatory waiver for a period of not less than six months, to provide additional time for the resolution of this issue. On February 1, 2010, following a series of discussions with Finance Agency, we withdrew our pending new business activity notice and indicated to the Finance Agency our intent to develop a revised approach to achieve appropriate MPP credit enhancement. On February 18, 2010, the Finance Agency extended the expiration of its regulatory waiver for an additional six months, to August 6, 2010. On March 18, 2010, our board of directors adopted a resolution authorizing the submission of a request to the Finance Agency for approval of a modified new business activity plan for new MPP acquisitions. We anticipate this new plan will propose a revised LRA structure to achieve additional credit enhancement for new MPP business, again in lieu of utilizing SMI coverage.

Proposed Legislation

Federal

On December 11, 2009, the U.S. House of Representatives passed H.R. 4173, the “Wall Street Reform and Consumer Protection Act of 2009” (“H.R. 4173”). HR 4173 combined several separate financial reform bills, including bills that had been passed by the House in the Spring and Summer of 2009 (mortgage reform (H.R. 1728) and executive compensation (H.R. 3269). The bill consists of nine titles, including: Financial Stability Improvement Act; Corporate and Financial Institution Compensation Fairness Act; Over-the-Counter Derivatives Markets Act; Consumer Financial Protection Agency; Capital Markets; Federal Insurance Office; and Mortgage Reform and Anti-Predatory Lending, some of which are summarized below. H.R. 4173 was referred to the U.S. Senate Committee on Banking, Housing and Urban Affairs.

Financial Stability Improvement Act. This act would establish the Financial Services Oversight Council (“Council”), composed of ten voting members (including federal banking agencies, U.S. Treasury, SEC, the Finance Agency, and the new Consumer Financial Protection Agency (“CFPA”)). The Council would be given a range of powers to identify systemic threats, monitor the financial services industry, provide for stricter prudential standards, and resolve jurisdictional disputes among its constituent agencies. Specifically, the Council would be empowered to designate any financial company, an FHLB, as requiring “stricter” prudential standards (if so designated, a “designated company”). An FHLB will be a designated company if the Council determines, after consulting the Federal Reserve Board and the Finance Agency, that material financial distress at the FHLB could pose a threat to financial stability or the economy, or that the nature, scope, or mix of the FHLB’s activities could pose a threat to financial stability or the economy. In making this determination, the Council must consider a number of factors, including the amount of the FHLB’s financial assets and liabilities, the FHLB’s relationship with other financial institutions, and the FHLB’s importance as a source of credit and liquidity. It is likely that we would be a designated company under H.R. 4173.

The Council may issue a formal recommendation that a particular federal agency, such as the Finance Agency, should adopt stricter standards for some or all of the agency’s regulated entities. In addition to designating companies as requiring stricter standards, the Council may also identify particular practices or activities that should be subject to stricter standards in order to reduce the risk of a significant liquidity, credit or other problem spreading across financial institutions or markets. When the Council determines that a particular activity requires further regulation, it will inform the Federal Reserve Board, which will then recommend stricter regulatory standards to the primary regulators (the Finance Agency in the case of the FHLBs).

In its current form, this act also provides for a designated company (including, if applicable, an FHLB) to become subject to the regulatory authority of the Federal Reserve Board, acting as the agent of the Council, with respect to examinations, reporting, enforcement and other matters. The Federal Reserve Board would also be required to establish standards concerning requirements for capital, liquidity, prompt corrective action and overall risk management. In addition, the Federal Reserve Board would have the authority for safety and soundness purposes to order the termination of any activity or the divestment of any subsidiary of a designated financial company.

The act would also require that any loan originator who sells a loan must retain a portion of the credit risk on that loan. This risk retention requirement would be implemented by the Finance Agency for mortgage loans that meet the standards for a Fannie Mae or Freddie Mac “conforming loan.” For FHA-insured loans, the provision would be implemented by the Department of Housing and Urban Development. Federal agencies would be required to adopt joint rules which require a loan originator to retain an economic interest in a “material” portion of the credit risk of the loan if the loan is sold or transferred. Such rules must prohibit a creditor or securitizer of the loan from hedging or transferring the retained credit risk, and must require that at least 5% of the credit risk is retained. This risk retention requirement may be reduced under certain circumstances.

In addition, this act would amend the Exchange Act to require enhanced disclosure for each tranche of an ABS, in order to facilitate investors’ comparisons across securities backed by similar types of assets. Disclosures would be required at the asset level or loan level and would include information about loan brokers and originators, the nature and extent of their compensation with respect to the assets backing the security, and the amount of risk retained by originators or securitizers of such assets.

The act also contains provisions relating to the resolution proceedings of certain financial companies. If amounts realized from the resolution of a covered company are insufficient to completely satisfy amounts owed to the U.S. or to the Systemic Dissolution Fund (a fund to be administered by the FDIC), the FDIC as receiver may reduce the amount of the secured interest in any exposure to the company by up to 10%. This “cram down” provision in its current form would not apply to an FHLB, other government-sponsored enterprises, an insured depository institution, an insurance company covered by a state resolution system, or a credit union. Therefore, this provision would not apply to Advances made by an FHLB. The legislative history of this provision indicates that it is not intended to apply to (i) secured claims of the federal government, or to security interests relating to debt with an original term of 30 days or more, (ii) loans secured by the U.S. Treasury or agency issued or guaranteed securities, (iii) government-sponsored enterprise issued or guaranteed securities, or (iv) debt secured by residential or commercial real estate.

Corporate and Financial Institution Compensation Fairness Act. This act would require the Finance Agency, together with federal banking regulators, the National Credit Union Administration and the SEC, to jointly issue regulations prohibiting any compensation arrangement that encourages specified “covered institutions” to take risks that could have a serious effect on the economy or threaten safety and soundness of the institution. “Covered institutions” expressly include Fannie Mae and Freddie Mac, but not the FHLBs. The regulators, however, may jointly determine that these regulations will apply to the FHLBs or any other financial institution with assets of $1 billion or more.

Over-the-Counter Derivatives Markets Act. Title III of H.R. 4173, the Over-the-Counter Derivatives Markets Act, if enacted in its current form, would provide a new regulatory structure for derivatives contracts, including interest rate swaps. Under this act, the SEC would be given regulatory authority for derivatives contracts that are based on securities. The Commodity Futures Trading Commission (“CFTC”) would be given regulatory authority over other derivatives products that are not “security based.” In either case, the statutory framework, as set forth in H.R. 4173, is the same.

Under the regulatory structure set forth in H.R. 4173, a “swap dealer” is defined as an entity that: (i) holds itself out as a dealer in swaps, (ii) makes a market in swaps, (iii) regularly engages in the purchase of swaps and their resale to customers in the ordinary course of business, or (iv) engages in any activity causing the entity to be commonly known as a dealer or market maker in swaps. It is not certain at this time whether an FHLB would be considered a swap dealer under this definition.

This act defines a “major swap participant” as an entity (other than a swap dealer) that (i) maintains a substantial net position in outstanding swaps, excluding positions held for hedging, reducing or otherwise mitigating its commercial risk, or (ii) whose outstanding swaps create substantial net counterparty exposure that could have serious adverse consequences on the financial stability of the U.S. banking system or financial markets. It appears unlikely at this time that we would be considered a major swap participant under the first part of this definition. The scope of the latter part of the definition will depend on definitions which would be promulgated by the SEC and CFTC. Hence, we cannot determine at this time if we would be deemed to be a major swap participant. If an FHLB were deemed to be a swap dealer or a major swap participant, it would be required to register with the CFTC within one year of the enactment of the legislation, and would be subject to regulations governing several subjects, including capital and margin requirements, recordkeeping, business conduct standards, required monitoring and disclosures, and conflicts of interest.

The Over-the-Counter Derivatives Market Act would also require generally that a swap must be cleared through a registered clearing organization if the CFTC determines that clearing is required and if that organization accepts the swap for clearing. The act would require that a clearing organization must permit offset of all swaps with the same terms and conditions, and must provide for non-discriminatory clearing of a swap executed bilaterally on or through an unaffiliated designated contract market or swap execution facility. A swap would not be required to be cleared if one party is neither a swap dealer nor a major swap participant; the swap is being used to hedge or mitigate against commercial risk; and the party notifies the CFTC of the manner in which it generally meets its financial obligations associated with swaps.

If enacted in its current form, this act would generally require clearing organizations to register with the CFTC. Such organizations would be subject to rules governing compliance functions, resource adequacy, membership eligibility requirements, operations standards and risk minimization, disclosure of contract terms, conflicts of interest, and other matters.

This act would establish capital requirements to support swap dealer and major participants’ positions in cleared swaps. The federal banking agencies would set capital and margin requirements for commercial banks, and the CFTC will set the requirements for other institutions (including an FHLB if the CFTC determines that the FHLB is a swap dealer or major swap participant).

Clearing organizations would be required to make public the settlement prices, volume and open interest for all contracts settled or cleared. The CFTC would make available to the public aggregate information on swap trading volumes and positions, without disclosing transactions or market positions of specific entities.

Consumer Financial Protection Agency. H.R. 4173 would establish the CFPA as an independent federal agency charged with protecting consumers and preventing unfair, deceptive and abusive acts and practices. In addition to promulgating regulations to achieve such protections, the CFPA would administer certain existing statutes, such as the Truth-in-Lending Act, Home Owners Protection Act, Real Estate Settlement Procedures Act, and the Electronic Funds Transfer Act.

In general, if H.R. 4173 is enacted in its current form, the CFPA would have jurisdiction over any entity that engages directly or indirectly in a financial activity relating to the provision of consumer financial products or services. Under a specific exemption in the bill , however, the CPFA would have no authority over the FHLBs or any joint office of the FHLBs.

Mortgage Reform and Anti-Predatory Lending. Title VII of H.R. 4173 contains the text of H.R. 1728, which passed the House on May 7, 2009. This act would provide that a mortgage is presumed to be “appropriate” if the mortgage originator has determined that the borrower has a reasonable ability to repay the loan. For refinancing loans, the originator would be required to determine that the refinancing will result in net tangible benefit to the borrower. In addition, originators would be required to assess, based on documented and verified information, a borrower’s ability to repay the loan at the fully-indexed and fully-amortized rate. Mortgage loans would be prohibited from having “predatory” characteristics such as “equity stripping and excessive fees and abusive terms.”

In addition, although the bill would impose liability throughout the mortgage process, including liability provisions for companies that securitize or accept assignment of mortgages, H.R. 4173 contains a safe harbor for certain 30-year fixed-rate prime mortgages. We do not know at this time whether an FHLB would be considered an “assignee” of mortgages which are pledged as collateral for Advances. Similarly, it is unclear whether FHLBs would be considered an “assignee” of mortgages as a result of obtaining ownership of mortgage collateral following default by a member institution.

This bill would require original lenders, when selling mortgages into securitizations, to retain at least 5% of the credit risk. We have not determined how this provision would relate to the risk retention provisions included in the Financial Stability Improvement Act (summarized above).

On March 15, 2010, the U.S. Senate Committee on Banking, Housing and Urban Affairs introduced a draft legislative proposal to restructure federal banking regulations for retail financial institutions and our insured depository members, and to grant to the CFTC and the Finance Agency the authority to regulate over-the-counter derivatives, including our interest rate swaps. This proposal is the companion legislation to H.R. 4173. We cannot predict whether all or any portion of the Senate proposal or H.R. 4173 will be enacted into law as currently written, nor can we determine at this time how this proposed legislation, if enacted, would impact our day-to-day operations or our financial results. We will continue to study the ramifications to our business as this legislation is debated by Congress and the Administration.

State Law Provisions

Indiana Public Depositories Legislative Proposal. On March 13, 2010, the Indiana General Assembly enacted a provision to amend Indiana Code Chapter 5-13, to allow Indiana member financial institutions, with the approval of the board for depositories, to collateralize public unit deposits with FHLB letters of credit. As a result of this new legislation, we may offer our letter of credit products to collateralize Indiana public deposits held by our members.

Risk Management

We have exposure to a number of risks in pursuing our business objectives. These risks may be broadly classified as market, credit, liquidity, operations, and business. Market risk is not discussed in this section because it is discussed in detail in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

Active risk management is an integral part of our operations. Our goal is not to eliminate risk, which is an inherent part of our business activities, but to manage risk by setting appropriate limits and developing internal processes to ensure an appropriate risk profile. In the fourth quarter of 2009, we realigned our risk management function to further segregate risk measurement, monitoring, and evaluation from our business units where risk-taking occurs through financial transactions. We believe this structure will strengthen our ability to manage Bank-wide risk.

The Finance Agency establishes certain risk-related compliance requirements. In addition, our board of directors establishes compliance requirements that allow us to operate within an agreed-upon risk profile. These requirements are specified through our RMP, which serves as the key policy to address our exposures to credit, market, liquidity, operations, and business risks.

Effective risk management programs not only include conformance to specific risk management practices through RMP requirements but also the strong involvement of our board of directors. Our board of directors has established a Finance Committee that provides focus and direction for our risk management process. Further, pursuant to the RMP, we have established the following internal management committees to, among other duties, focus on risk management:

•	Financial Policy Committee

•	consists of senior managers;

•	monitors financial activities and risks;

•	guides strategic direction and tactical initiatives with focus on risk/return tradeoff;

•	reviews proposed financial policy amendments prior to submission to our board of directors; and

•	oversees the Market Risk Committee and Credit Committee.

•	Market Risk Committee

•	monitors market risk exposure and compliance with policy guidelines;

•	evaluates strategies to manage market risk; and

•	recommends policy enhancements to the Financial Policy Committee.

•	Credit Committee

•	monitors credit exposure from member products, investments, and derivatives;

•	reviews compliance with all credit policies;

•	member and non-member subcommittees focus on risks unique to these segments; and

•	recommends policy enhancements to the Financial Policy Committee.

We have a formal process for the assessment of Bank-wide risk and risk-related issues. Our risk assessment process is designed to identify and evaluate all material risks, including both quantitative and qualitative aspects, which could adversely affect our financial performance objectives and compliance requirements. Business unit managers play a significant role in this process, as they are best positioned to understand and report on the risks inherent in the internal control structure surrounding their respective operations. Assessments identify the inherent risks within each of the key processes, the controls and strategies in place to manage those risks, the primary weaknesses, and the actions that should be undertaken to address identified weaknesses. The results of these assessments are summarized in an annual risk assessment report, which is reviewed by senior management and our board of directors.

Credit Risk Management

Credit risk is the risk that members or other counterparties may be unable to meet their contractual obligations to us, or that the values of those obligations will decline as a result of deterioration in their creditworthiness. Credit risk arises when our funds are extended, committed, invested or otherwise exposed through actual or implied contractual agreements. We face credit risk on Advances and other credit products, investments, mortgage loans, derivative financial instruments, and AHP grants. The most important step in the management of credit risk is the initial decision to extend credit. We also manage credit risk by following established policies, evaluating the creditworthiness of our members and counterparties, and utilizing collateral agreements and settlement netting. Periodic monitoring of members and other counterparties is performed for all areas where we are exposed to credit risk.

Advances. We manage our exposure to credit risk on Advances through a combination of our secured interest in assets pledged by the borrowing member and ongoing reviews of our borrowers’ financial condition. Section 10(a) of the Bank Act prohibits us from making Advances without sufficient collateral to secure the Advance. Although we have never experienced a credit loss on an Advance to a member in over 75 years of existence, unfavorable economic conditions have increased our credit risk and led us to enhance our collateral review and monitoring.

Protection is provided via thorough underwriting and establishing a perfected position in eligible assets pledged by the borrower as collateral before Advances are issued. Each member’s collateral reporting and control status reflects its financial condition, with our level of control increasing when a borrower’s financial performance deteriorates. We continue to evaluate the quality and value of collateral pledged to support Advances and have been working with members to obtain additional loan level detail to achieve better valuations. Credit analyses are performed on existing borrowers, with the frequency and scope determined by the financial condition of the borrower and/or the amount of our credit products outstanding.

We generally require all borrowers to execute a security agreement that grants us a blanket lien on substantially all assets of the member. Our agreements with our borrowers require each borrowing entity to pledge sufficient eligible collateral to us to fully secure all outstanding extensions of credit at all times, including Advances, accrued interest receivable, standby letters of credit, correspondent services, AHP transactions, and all indebtedness, liabilities or obligations arising or incurred as a result of a member transacting business with the Bank. The assets that constitute eligible collateral to secure extensions of credit are set forth in Section 10(a) of the Bank Act. In accordance with the Bank Act, we accept the following assets as collateral:

•	Fully disbursed, whole first mortgages on improved residential property (not more than 60 days delinquent), or securities representing a whole interest in such mortgages;

•

Securities issued, insured, or guaranteed by the U.S. government or any agency thereof (including, without limitation, MBS issued or guaranteed by Fannie Mae, Freddie Mac, or the Government National Mortgage Association (“Ginnie Mae”);

•	Cash or deposits in an FHLB; and

•	ORERC acceptable to us if such collateral has a readily ascertainable value and we can perfect our interest in the collateral.

Additionally, for any CFI, as defined in accordance with the Bank Act and HERA, we may also accept secured loans for small business and agricultural real estate.

We protect our security interest in these assets by filing UCC financing statements in the appropriate jurisdictions. Our agreements with borrowers allow us, in our sole discretion, to refuse to make extensions of credit against any collateral, require substitution of collateral, or adjust the discounts applied to collateral at any time. We also may require members to pledge additional collateral regardless of whether the collateral would be eligible to originate a new extension of credit. Our agreements with our borrowers also afford us the right, in our sole discretion, to declare any borrower to be in default if we deem our Bank to be inadequately secured.

The assignment of a member to a collateral status category reflects in part our philosophy of increasing our level of control over the collateral pledged by the member based on our underwriting conclusions and review of conflicting liens. Some members pledge and report collateral under a blanket lien established through the security agreement, while others are placed on listings or physical delivery status or a combination of the three via a hybrid status.

The primary features of these three collateral status categories are:

Blanket:

•	Only certain financially sound depository institutions are eligible

•	Institutions that have granted a blanket lien to another creditor are ineligible

•	Requires review and approval of credit services management

•	Member retains possession of eligible whole loan collateral pledged to us

•	Member executes a written security agreement and agrees to hold such collateral for our benefit

•	Member provides quarterly reports of all eligible collateral

Specific Listing:

•	Depository institutions that demonstrate characteristics that evidence potential weakness in their financial condition or wish to have lower over-collateralization requirements

•	May be available to institutions that have granted a blanket lien to another creditor if an inter-creditor or subordination agreement is executed

•	Member retains possession of eligible whole loan collateral pledged to us

•	Member executes a written security agreement and agrees to hold such collateral for our benefit

•	Member provides loan level detail on the pledged collateral on at least a monthly basis

Physical Possession:

•	Depository institutions demonstrating more severe financial weakness than those approved for listing

•	Required for all de novo institutions, insurance companies, and institutions that have granted a blanket lien to another creditor but have not executed an inter-creditor or subordination agreement

•	Safekeeping for securities pledged as collateral can be with us or a third-party custodian that we have pre-approved

•	Member provides loan level detail on the pledged collateral on at least a monthly basis

We assign members to a collateral status upon joining our Bank after the initial underwriting review. Credit Services management continually monitors members’ collateral reporting status and may require a member to change collateral status based upon deteriorating financial performance, results of on-site collateral reviews, or a high level of borrowings as a percentage of their assets. The blanket lien created by the security agreement remains in place regardless of a member’s collateral status.

In order to mitigate the credit risk, market risk, liquidity risk, operational risk and business risk associated with collateral, we apply a discount to the book value or market value of pledged collateral to establish the lending value of the collateral. Collateral that we have determined to contain a low level of risk, such as U.S. government obligations, is discounted at a lower rate than collateral that carries a higher level of risk, such as commercial real estate mortgage loans. The discount applied to asset classes may vary depending on collateral status, as lower discounts are applied as our levels of information and control over the assets increase.

The following table shows our collateral requirements for members on standard blanket, specific listing and physical possession.

Collateral Type	Standard Blanket Range of Collateral Lending Values*	Standard Specific Listing and Physical Possession Range of Collateral Lending Values*

Single-family Mortgage Loans	65% of unpaid principal balance	80% to 83% of calculated market value

Multifamily Mortgage Loans	57% of unpaid principal balance	67% to 71% of calculated market value

FHA/VA Loans	65% of unpaid principal balance	80% to 83% of calculated market value

U.S. Government/Treasury Securities	Not eligible	87% to 95% of market value

U.S. Agency Securities	Not eligible	87% to 95% of market value

Non-Agency MBS/CMOs	Not eligible	80% to 91% of market value

CFIs (small-business, small-farm real estate loans)	33% to 50% of unpaid principal balance	33% to 50% of unpaid principal balance

ORERC:

• commercial real estate	44% of unpaid principal balance	57% of calculated market value

• home equity term loans	40% to 50% of unpaid principal balance	69% to 80% of calculated market value

• home equity lines of credit	40% to 50% of unpaid principal balance	69% to 80% of calculated market value

*	Standard Lending Values are provided as of December 31, 2009. Lending Values may be decreased due to poor member financial performance, member asset quality concerns, credit quality of pledged loans, and member adherence to policies regarding collateral eligibility (including our Subprime and Nontraditional Residential Mortgage Policy and our Anti-Predatory Lending Policy). All loans pledged as collateral must meet our eligibility requirements. Members pledging collateral on Blanket collateral status provide periodic reports on the total amount of eligible collateral by asset class. Members on Specific Listings collateral status provide periodic loan level detail of eligible collateral. Members on Physical Possession provide periodic loan level detail and deliver original notes, mortgages and assignments to us or an approved custodian.

Based on overall declines in the valuation of mortgage collateral, we have increased collateral ratio requirements for certain types of collateral. We have made changes to, and continue to update, our internal valuation model to gain greater consistency between model-generated valuations and observed market prices. These changes lower the lendable values on certain types of whole loan collateral. We engage outside pricing vendors to routinely validate our modeled pricing on residential and commercial real estate collateral, and we modify valuations, where appropriate.

The following table provides information regarding credit products outstanding with members and non-member borrowers based on reporting status at December 31, 2009, along with their corresponding collateral balances. The table only lists collateral that was identified and pledged by members and non-members with outstanding credit products at December 31, 2009, and does not include all assets against which we have a lien via our security agreement and UCC filings ($ amounts in millions).

	# of Borrowers	Credit Outstanding(1)	1st lien Residential	ORERC/ CFI	Securities/ Delivery	Total Collateral	Lendable Value(2)	Average Collateral Ratios(3)
Blanket	82	$2,455	$6,351	$824	$3	$7,178	$4,527	292.4%
Hybrid	62	3,360	5,086	3,341	1,197	9,624	5,659	286.4%
Listings	95	6,261	8,833	3,477	1,618	13,928	9,247	222.5%
Physical/Delivery	54	10,224	6,433	4,010	8,650	19,093	13,420	186.7%

Total	293	$22,300	$26,703	$11,652	$11,468	$49,823	$32,853	223.4%

6.5% of borrowers of Hybrid 1st Lien Residential are on Listings

3.2% of borrowers of Hybrid ORERC/CDFI are on Listings

1.1% of ORERC/CDFI loans are CDFI

0.4% of Securities Pledged include Cash and/or Mutual Funds

(1)	Credit outstanding includes Advances (at par value), outstanding lines of credit and outstanding letters of credit.
(2)	Lendable Value is the member’s borrowing capacity, based upon collateral pledged after a market value has been estimated (excluding blanket-pledged collateral), and a collateral ratio adjustment has been applied
(3)	Ratios are averages of total collateral to credit outstanding for all of our members and non-members–individual members may have collateral ratios that are higher or lower than these percentages.

We closely monitor the financial condition of all members and non-member borrowers by reviewing certain available financial data, such as regulatory call reports filed by depository institution members, regulatory financial statements filed with the appropriate state insurance department by insurance company members, SEC filings, and rating-agency reports to ensure that potentially troubled institutions are identified as soon as possible. In addition, we have access to most members’ regulatory examination reports and, when appropriate, contact members’ management teams to discuss performance and business strategies. We analyze this information on a regular basis. This analysis is utilized by Credit Services management to determine the appropriate collateral status for a member or non-member borrower.

We use a credit scoring model to assign a quarterly financial performance measure for all member and non-member depository institutions. In general, the frequency and depth of underwriting analysis for these institutions are driven by their quarterly scores. Members scoring between 0 and 30 points (100 point maximum) are subjected to an extensive financial review on a quarterly basis. A less extensive financial summary is compiled for members scoring between 30 and 60 points. Members scoring over 60 points are not automatically subjected to a formal review, but may be reviewed as the result of borrowing levels or receipt of potentially adverse information concerning a member.

Our employees conduct regular on-site reviews of collateral pledged by members to confirm the existence of the pledged collateral, to confirm that the collateral conforms to our eligibility requirements, and to score the collateral for concentration and credit risk. Based on the results of such on-site reviews, a member may have its over-collateralization requirements adjusted, limitations may be placed on the amount of certain asset types accepted as collateral, or, in some cases, the member may be switched to a more stringent collateral reporting status. We may conduct a review of any borrower’s collateral anytime.

In addition to our internal credit risk management policies and procedures, Section 10(e) of the Bank Act affords any security interest granted to us, by a member or such member’s affiliate, priority over the claims or rights of any other party, including any receiver, conservator, trustee, or similar entity that has the rights of a lien creditor, except for claims held by bona fide purchasers for value or by parties that are secured by prior perfected security interests, provided that such claims would otherwise be entitled to priority under applicable law. Moreover, with respect to federally insured depository institution members, our claims are given certain preferences pursuant to the receivership provisions of the Federal Deposit Insurance Act. With respect to insurance company members, however, Congress provided in the McCarran-Ferguson Act of 1945 that state law generally governs the regulation of insurance and shall not be invalidated by federal law unless the federal law expressly regulates the business of insurance. Thus, if a court were to determine that the priority provision of Section 10(e) of the Bank Act conflicts with state insurance law applicable to our insurance company members, the court might then determine that the priority of our security interest would be governed by state law, not Section 10(e). Under these circumstances the “super lien” priority protection afforded to our security interest under Section 10(e) may not fully apply when we lend to such insurance company members. However, we further protect our security interests in the collateral pledged by our members by filing UCC-1 financing statements, taking possession or control of such collateral, or taking other appropriate steps.

Credit risk can be magnified if the lender concentrates its portfolio in a few borrowers. Because of our limited territory, Indiana and Michigan, and because of continuing consolidation among the financial institutions that comprise the members of the 12 FHLBs, we have only a limited pool of large borrowers. As of December 31, 2009, our top three borrowers held 32.8% of total Advances outstanding, at par.

Because of this concentration in Advances, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we analyze the implications to our financial management and profitability if we were to lose the business of one or more of these borrowers.

We maintain a credit products borrowing limit of 50% of a member’s adjusted assets, defined as total assets less borrowings from all sources. This limit may be waived by the approval of two appropriate officers. Credit underwriting will make a recommendation based upon such factors as the member’s credit rating, collateral quality, and earnings stability. Members whose total credit products exceed 50% of adjusted assets are monitored closely and are reported to senior management on a regular basis. As of December 31, 2009, none of our members had Advances outstanding that exceeded 50% of their adjusted assets.

AHP. Our AHP requires members and project sponsors to make commitments with respect to the usage of the AHP grants to assist very low-, low-, and moderate-income families, as defined by regulation. If these commitments are not met, we may have an obligation to recapture these funds from the member or project sponsor to replenish the AHP fund. This credit exposure is addressed in part by evaluating project feasibility at the time of an award and the member’s ongoing monitoring of AHP projects.

Investments. We are also exposed to credit risk through our investment portfolios. The RMP approved by our board of directors restricts the acquisition of investments to high-quality, short-term money market instruments and highly-rated long-term securities. The continuing unfavorable economic conditions have led to increased credit risk from our short-term unsecured investment portfolio due to the potential adverse financial impact on the domestic and foreign banks which are our counterparties.

Short-Term Investments. We place funds with large, high-quality financial institutions with long-term credit ratings of BBB or higher on an unsecured basis for terms of up to 275 days; most such placements mature within 90 days. We actively monitor counterparty ratings, performance, and capital adequacy in an effort to mitigate unsecured credit risk on the short-term investments. At December 31, 2009, our unsecured credit exposure, including accrued interest related to investment securities and money-market instruments, was $5.5 billion to 18 counterparties and issuers, of which $0.9 billion was for Federal Funds Sold that mature overnight.

Long-Term Investments. Our long-term investments primarily include Private-label MBS and ABS, RMBS issued by GSE’s and corporate debentures guaranteed by the FDIC and backed by the full faith and credit of the U.S. under TLGP. The deterioration of the mortgage market has resulted in a sharply higher risk of loss on investments, particularly on our Private-label MBS and ABS, which are tied to the mortgage market. Long-term investments also include corporate debentures issued by GSEs, and state or local housing finance agency obligations.

We are also subject to secured credit risk related to Private-label MBS and ABS, and state and local housing finance agency obligations that are directly or indirectly supported by underlying mortgage loans. Investments in MBS and ABS may be purchased as long as the balance of outstanding MBS/ABS is equal to or less than 300% of our total regulatory capital as of the previous month end, and the investments are rated AAA at the time of purchase. Housing finance agency bonds must carry a credit rating of AA or higher as of the date of purchase.

Each of the securities contains one or more of the following forms of credit protection:

•	Subordination—Represents the structure of classes of the security, where subordinated classes absorb any credit losses before senior classes.

•

Excess spread—The average coupon rate of the underlying mortgage loans in the pool is higher than the coupon rate on the MBS note. The spread differential may be used to offset any losses that may be realized.

•

Over collateralization—The total outstanding balance of the underlying mortgage loans in the pool is greater than the outstanding MBS note balance. The excess collateral is available to offset any losses that may be realized.

•	Insurance wrap—A third-party bond insurance company guarantees timely payment of principal and interest to certain classes of the security.

Our Private-label MBS and ABS are backed by collateral primarily in the state of California (49.5%). The next four largest states include New York (6.6%), Florida (4.7%), Virginia (3.8%), and New Jersey (3.1%). Certain states, including California and Florida, are more at risk for delinquency and foreclosure than others.

U.S. Agency retained interests are securities whose principal and interest have been guaranteed by various GSEs. These GSEs include Fannie Mae, Freddie Mac, and Ginnie Mae. In September 2008, the Finance Agency placed both Fannie Mae and Freddie Mac into conservatorship. These GSEs guarantee that the holders of their MBS will receive all payments of interest and principal. Securities guaranteed by either of these two GSEs, although not formally rated, are regarded as having a credit rating equivalent to AAA. Ginnie Mae guarantees the timely payment of principal and interest on all of its MBS, and its guarantee is backed by the full faith and credit of the U.S. Government. Agency RMBS are backed by Fannie Mae, Freddie Mac, or Ginnie Mae (“Agency Investments”).

Applicable rating levels are determined using the lowest relevant long-term rating from S&P, Moody’s and Fitch. For example, the highest S&P rating level is AAA, the second-highest is AA, the third highest is A, and the fourth highest is BBB. In addition, rating modifiers are ignored when determining the applicable rating level for a given counterparty.

The following tables present the carrying value by credit ratings of our investment categories ($ amounts in millions).

December 31, 2009	AAA	AA	A	BBB	Below Investment Grade	Total
Investment category:
Short-term investments:
Interest-Bearing Deposits	$—	$—	$—	$—	$—	$—
Federal Funds Sold	—	4,226	1,306	—	—	5,532

Total Short-term investments	—	4,226	1,306	—	—	5,532

AFS	1,761	—	—	—	—	1,761

HTM:
GSE debenture	100	26	—	—	—	126
State or local housing finance agency obligations	—	—	—	—	—	—
TLGP	2,067	—	—	—	—	2,067
U.S. Agency obligations — guaranteed RMBS	865	—	—	—	—	865
GSE RMBS	2,137	—	—	—	—	2,137
Private-label MBS	841	153	107	274	1,106	2,481
Private-label ABS	—	21	—	—	4	25

Total HTM	6,010	200	107	274	1,110	7,701

Total investments, carrying value	$7,771	$4,426	$1,413	$274	$1,110	$14,994

Percentage of total	52%	30%	9%	2%	7%	100%

December 31, 2008	AAA	AA	A	BBB	Below Investment Grade	Total
Investment category:
Short-term investments:
Interest-Bearing Deposits	$—	$—	$—	$—	$—	$—
Federal Funds Sold	318	5,604	1,265	36	—	7,223

Total Short-term investments	318	5,604	1,265	36	—	7,223

AFS	1,842	—	—	—	—	1,842

HTM:
GSE debenture	—	—	—	—	—	—
State or local housing finance agency obligations	1	—	—	—	—	1
TLGP	—	—	—	—	—	—
U.S. Agency obligations — guaranteed RMBS	11	—	—	—	—	11
GSE RMBS	2,148	—	—	—	—	2,148
Private-label MBS	3,645	203	159	136	362	4,505
Private-label ABS	—	24	—	4	—	28

Total HTM	5,805	227	159	140	362	6,693

Total investments, carrying value	$7,965	$5,831	$1,424	$176	$362	$15,758

Percentage of total	51%	37%	9%	1%	2%	100%

Private-Label MBS and ABS. While there is no universally accepted definition of prime, Alt-A or subprime underwriting standards, MBS and ABS are classified as prime, Alt-A or subprime based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance. We do not hold any collateralized debt obligations. All MBS and ABS were rated AAA at the date of purchase. The originator’s classification is used in preparing the following tables.

This table below presents the carrying value of our Private-label MBS and ABS by credit ratings as of December 31, 2009, based on the lowest of Moody’s, S&P, or comparable Fitch ratings ($ amounts in millions).

Year of Securitization	AAA	AA	A	BBB	Below Investment Grade(1)	Total
Prime RMBS
2007	$—	$—	$—	$—	$484	$484
2006	—	—	—	82	235	317
2005	38	118	73	166	330	725
2004 and prior	745	21	34	—	—	800

Sub-total Prime RMBS	783	139	107	248	1,049	2,326

Alt-A RMBS
2005	—	—	—	26	57	83
2004 and prior	58	14	—	—	—	72

Sub-total Alt-A RMBS	58	14	—	26	57	155

Subprime RMBS
2004 and prior(2)	—	—	—	—	—	—

Sub-total Subprime RMBS	—	—	—	—	—	—

Home Equity ABS(3)
2004 and prior	—	—	—	—	4	4

Sub-total Home Equity ABS	—	—	—	—	4	4

Manufactured Housing ABS(3)
2004 and prior	—	21	—	—	—	21

Sub-total Manufactured Housing ABS	—	21	—	—	—	21

Total Private-label MBS and ABS, carrying value	$841	$174	$107	$274	$1,110	$2,506

(1)	Below investment grade includes $37 million of BB-rated securities, $417 million of B-rated securities, $363 million of CCC-rated securities, $255 million of CC-rated securities, and $38 million of C-rated securities.
(2)	We held one security of this type with a carrying value of $145 thousand and a credit rating of AAA at December 31, 2009.
(3)	Our home equity and manufactured housing bonds are all subprime.

From January 1, 2010, to March 12, 2010, there were five securities downgraded from a category within below investment grade to a lower category within below investment grade. The total carrying value of the five securities was $241.8 million and the fair value was $242.1 million.

The following table presents the weighted-average delinquency of the collateral underlying our Private-label MBS and ABS by collateral type and credit rating ($ amounts in millions).

December 31, 2009	Unpaid Principal Balance	Amortized Cost	Carrying Value	Gross Unrealized Losses(1)	Weighted- Average Collateral Delinquency 60 or More Days(2)
Prime RMBS
Investment grade
AAA-rated	$786	$783	$783	$(53)	2.6%
AA-rated	141	139	139	(7)	4.5%
A-rated	107	107	107	(8)	5.9%
BBB-rated	249	248	248	(14)	6.2%

Sub-total Prime RMBS investment grade	1,283	1,277	1,277	(82)	3.8%

Below investment grade
BB-rated	57	55	37	(18)	16.5%
B-rated	492	485	391	(113)	11.6%
CCC-rated	408	398	328	(74)	11.5%
CC-rated	398	362	255	(66)	19.7%
C-rated	72	63	38	(14)	17.6%

Sub-total Prime RMBS below investment grade	1,427	1,363	1,049	(285)	14.3%

Total Prime RMBS	2,710	2,640	2,326	(367)	9.4%

Alt-A RMBS
Investment grade
AAA-rated	59	58	58	(6)	4.5%
AA-rated	14	14	14	(2)	9.1%
BBB-rated	27	26	26	(1)	5.9%

Sub-total Alt-A RMBS investment grade	100	98	98	(9)	5.5%

Below investment grade
B-rated	24	24	22	(2)	11.7%
CCC-rated	46	43	35	(6)	17.2%

Sub-total Alt-A RMBS below investment grade	70	67	57	(8)	15.3%

Total Alt-A RMBS	170	165	155	(17)	9.5%

Subprime RMBS(3)(4)
Investment grade
AAA-rated	—	—	—	—	28.0%

Total Subprime RMBS	—	—	—	—	28.0%

Home Equity ABS(5)
Below investment grade
B-rated	4	4	4	(2)	30.2%

Total Home Equity ABS	4	4	4	(2)	30.2%

Manufactured Housing ABS(3)
Investment grade
AA-rated	21	21	21	(6)	2.7%

Total Manufactured Housing ABS	21	21	21	(6)	2.7%

Total Private-label MBS and ABS	$2,905	$2,830	$2,506	$(392)	9.3%

(1)	Gross Unrealized Losses represent the difference between estimated fair value and amortized cost.
(2)	Includes delinquencies of 60 days and more, foreclosures, real estate owned and bankruptcies, weighted by unpaid principal balance based on loan groups for certain bonds.
(3)	We held no securities in this classification rated below investment grade at December 31, 2009.

(4)	We held one security of this type with an unpaid principal balance of $145 thousand at December 31, 2009.
(5)	Our Home Equity ABS are all supported by second lien subprime loans.

The following table presents the unpaid principal balance of our Private-label MBS and ABS by collateral type ($ amounts in millions).

	December 31, 2009			December 31, 2008
	Fixed Rate	Variable Rate(1)(2)	Total	Fixed Rate	Variable Rate(1)(2)	Total
RMBS
Prime loans	$1,650	$1,060	$2,710	$2,591	$1,609	$4,200
Alt-A loans	170	—	170	252	—	252
Subprime loans(3)	—	—	—	—	—	—

Total RMBS	1,820	1,060	2,880	2,843	1,609	4,452

CMBS(4)
Prime loans	—	—	—	65	—	65

Total CMBS	—	—	—	65	—	65

Home Equity Loans ABS
Subprime loans	—	4	4	—	4	4

Total Home Equity Loans ABS	—	4	4	—	4	4

Manufactured Housing ABS
Subprime Loans	21	—	21	24	—	24

Total Manufactured Housing ABS	21	—	21	24	—	24

Total Private-label MBS and ABS	$1,841	$1,064	$2,905	$2,932	$1,613	$4,545

(1)	Variable-rate Private-label MBS and ABS include those with a contractual coupon rate that, prior to contractual maturity, is either scheduled to change or is subject to change.
(2)	All variable-rate RMBS prime loans are Hybrid Adjustable-Rate Mortgage securities.
(3)	We held one security of this type with an unpaid principal balance of $145 thousand at December 31, 2009 and $411 thousand at December 31, 2008.
(4)	The CMBS security outstanding at December 31, 2008, was paid down in December 2009.

Estimated Fair Value. In an effort to achieve consistency among all of the FHLBs, the FHLBs formed the MBS Pricing Governance Committee to be responsible for developing a fair value methodology for MBS that all FHLBs could adopt. Under the methodology approved by the MBS Pricing Governance Committee, we request prices for all MBS from four specific third-party vendors, and, depending on the number of prices received for each security, select the median or average price as defined by the methodology. The methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review. In certain limited instances (i.e., prices are outside of variance thresholds or the third-party services do not provide a price), we will obtain a price from securities dealers or internally model a price that is deemed most appropriate after consideration of all relevant facts and circumstances that would be considered by market participants. Prices for securities held in common with other FHLBs are reviewed with the other applicable FHLBs for consistency. In adopting this common methodology, each FHLB remains responsible for the selection and application of its fair value methodology and the reasonableness of assumptions and inputs used. As a result, we changed the methodology used to estimate the fair value of MBS during the three months ended September 30, 2009. Prior to the adoption of the new pricing methodology, we used a similar process that utilized three third-party vendors. This change in pricing methodology did not have a significant impact on the estimated fair values of our MBS.

The following table reflects the fair value as a percent of unpaid principal balance by year of securitization on our Private-Label MBS and ABS:

Year of Securitization	December 31, 2009	December 31, 2008
Prime RMBS
2007	75.0%	73.2%
2006	84.4%	83.2%
2005	82.3%	80.1%
2004 and prior	93.1%	89.2%
Weighted-average of all prime RMBS	83.9%	82.9%

Alt-A RMBS
2005	87.5%	82.9%
2004 and prior	86.7%	82.9%
Weighted-average of all Alt-A RMBS	87.1%	82.9%

Subprime RMBS
2004 and prior	96.3%	90.7%
Weighted-average of all subprime RMBS	96.3%	90.7%

Home Equity ABS(1)
2004 and prior	56.3%	83.0%
Weighted-average of all Home Equity ABS	56.3%	83.0%

Manufactured Housing ABS(1)
2004 and prior	71.2%	64.4%
Weighted-average of all Manufactured Housing ABS	71.2%	64.4%

CMBS(2)
2004 and prior	N/A	99.3%
Weighted-average of all CMBS	N/A	99.3%

Weighted-average of all Private-label MBS and ABS	83.9%	83.0%

(1)	Our home equity and manufactured housing bonds are all subprime.
(2)	There were no CMBS outstanding at December 31, 2009.

Fair values of many of our Private-label MBS and ABS dropped dramatically during 2008, as delinquencies and foreclosures affecting the loans underlying these securities continued to increase and as credit markets became highly illiquid. However, with the exception of our Home Equity ABS investments, the fair values have stabilized during 2009.

Monoline Insured. Our investments secured by home equity loans are insured by MBIA Insurance Corporation. The bond insurance on these investments guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool.

The following table provides the unpaid principal balance of the amount insured as of December 31, 2009, along with the credit ratings as of March 12, 2010, of our third-party bond insurer ($ amounts in millions).

Financial Guarantor	S&P	Moody’s	Fitch	Amount Insured
MBIA Insurance Corporation	BB+	B3	Not Rated	$4

OTTI Evaluation Process. We evaluate our individual AFS and HTM that are in an unrealized loss position for OTTI on a quarterly basis. As part of our evaluation of securities for OTTI, we consider whether we intend to sell each debt security and whether it is more likely than not that we will be required to sell the security before its anticipated recovery, which may be to maturity. If either of these conditions is met, we recognize an OTTI charge to earnings equal to the difference between the security’s amortized cost and its estimated fair value at the Statement of Condition date. For securities in an unrealized loss position that do not meet either of these conditions, we perform an analysis to determine if any of these securities are OTTI. We perform this analysis as described in Note 6 to the Financial Statements.

As of December 31, 2009, our investments in MBS classified as HTM had gross unrealized losses totaling $402.6 million, $391.6 million of which were related to Private-label MBS and ABS. These gross unrealized losses were primarily due to significant uncertainty about the future condition of the mortgage market and the economy, and continued deterioration in the credit performance of loan collateral underlying these securities, causing these assets to be valued at significant discounts to their acquisition cost.

As of December 31, 2009, we have no MBS classified as AFS. All of our AFS are agency debentures. We had no AFS in an unrealized loss position, after derivative and hedging adjustments.

For our Agency Investments, agency debentures, and corporate debentures guaranteed by the FDIC, we determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect us from losses based on current expectations. As a result, we have determined that, as of December 31, 2009, all of the gross unrealized losses on our Agency Investments, agency debentures and corporate debentures guaranteed by the FDIC are temporary.

In the first quarter of 2009, to support consistency in determination of the OTTI for investment securities among all FHLBs, all of the FHLBs used the same key modeling assumptions for cash-flow analysis. In the second quarter of 2009, the FHLBs enhanced their overall OTTI process by creating the FHLB OTTI Governance Committee with the responsibility for reviewing and approving the key modeling assumptions, inputs and methodologies to be used by all FHLBs to generate the cash-flow projections used in analyzing credit losses and determining OTTI for private-label MBS. The FHLB OTTI Governance Committee charter provides a formal process by which the FHLBs can provide input on and approve the assumptions. The methods and assumptions evaluated and approved by the FHLB OTTI Governance Committee were based on recommendations for prime and Alt-A MBS developed primarily by the FHLB of San Francisco and developed for subprime MBS by the FHLB of Chicago.

We engaged other FHLBs to perform the cash-flow analysis underlying our OTTI determination for three securities as described below. We are responsible for making our own determination of impairment and the reasonableness of assumptions, inputs, and methodologies used and for performing the required present value calculations using appropriate historical cost bases and yields. FHLBs that hold the same Private-label MBS and ABS are required to consult with one another to ensure that the estimation of fair value, the determination of OTTI, and the calculation of the credit loss component of OTTI (where applicable), is consistent among those FHLBs.

We have performed our OTTI analysis using key modeling assumptions approved by the FHLB OTTI Governance Committee for 77 of our 82 RMBS. For the quarter ended December 31, 2009, we contracted with the FHLB of Chicago to perform cash-flow analysis for two of our subprime private-label RMBS with a total unpaid principal balance of $3.8 million. We also contracted with the FHLB of San Francisco to perform cash-flow analysis for one security held in common with another FHLB with an unpaid principal balance of $7.0 million.

Certain private-label MBS backed by commercial real estate loans, manufactured housing loans and other securities unable to be cash-flow tested were outside the scope of the FHLB OTTI Governance Committee.

•

For one subprime private-label RMBS with an unpaid principal balance of $0.1 million that we held in common with another FHLB, neither FHLB of San Francisco nor FHLB of Chicago was able to perform the necessary cash-flow analysis using the specified third-party model. However, we were able to perform the necessary cash-flow analysis using a different third-party model and determined that the security was not OTTI at December 31, 2009. We then consulted with the other FHLB with respect to the commonly held security and verified consistency in our respective determinations regarding OTTI.

•

An additional subprime manufactured housing investment security with an unpaid principal balance of $21.2 million was unable to be modeled by the FHLB of Chicago, and we performed the necessary cash-flow analysis using another third-party model. We determined this security was not OTTI at December 31, 2009.

Results of OTTI Evaluation Process. Based on our evaluations, for the year ended December 31, 2009, we recognized OTTI losses for 21 securities as described in “Results of Operation for the Years Ended December 31, 2009, 2008 and 2007”.

The primary form of credit enhancement for our Private-label MBS and ABS is subordination, where lower-rated tranches of an issue are the first to absorb any losses generated by loans in the asset pool. As a result, the higher-rated tranches suffer no loss until the subordinated tranches are fully exhausted.

The following table shows the credit characteristics of our Private-label MBS and ABS ($ amounts in millions).

The calculated average credit enhancement percentages represent the dollar-weighted averages of all the Private-label MBS and ABS in each category shown.

December 31, 2009	Weighted- Average Price	Amortized Cost	Carrying Value	Gross Unrealized Losses(1)	Impairment Related to Credit Loss	Impairment Related to All Other Factors	Total OTTI	Underlying Collateral Performance and Credit Enhancement Statistics
								Weighted- Average Credit Support	Weighted Average Collateral Delinquency 60 or More Days(2)
Prime RMBS
2007	75.0	$656	$484	$(126)	$(47)	$(198)	$(245)	6.6%	16.2%
2006	84.4	358	317	(51)	(3)	(41)	(44)	5.2%	11.8%
2005	82.3	826	725	(138)	(7)	(102)	(109)	8.1%	9.0%
2004 and prior	93.1	800	800	(52)	—	—	—	7.4%	2.6%

Sub-total Prime RMBS	83.9	2,640	2,326	(367)	(57)	(341)	(398)	7.1%	9.4%

Alt-A RMBS
2005	87.5	93	83	(9)	(3)	(11)	(14)	6.3%	12.7%
2004 and prior	86.7	72	72	(8)	—	—	—	8.7%	5.4%

Sub-total Alt-A RMBS	87.1	165	155	(17)	(3)	(11)	(14)	7.3%	9.5%

Subprime RMBS(3)
2004 and prior	96.3	—	—	—	—	—	—	90.7%	28.0%

Sub-total Subprime RMBS	96.3	—	—	—	—	—	—	90.7%	28.0%

Home Equity ABS(4)(5)
2004 and prior	56.3	4	4	(2)	—	—	—	100.0%	30.2%

Sub-total Home Equity ABS	56.3	4	4	(2)	—	—	—	100.0%	30.2%

Manufactured Housing ABS(5)
2004 and prior	71.2	21	21	(6)	—	—	—	27.8%	2.7%

Sub-total Manufactured Housing ABS	71.2	21	21	(6)	—	—	—	27.8%	2.7%

Total Private-label MBS and ABS	83.9	$2,830	$2,506	$(392)	$(60)	$(352)	$(412)	7.4%	9.3%

(1)	Gross unrealized losses represent the difference between estimated fair value and amortized cost.
(2)	Includes delinquencies of 60 days and more, foreclosures, real estate owned and bankruptcies, weighted by unpaid principal balance based on loan groups for certain bonds.
(3)	We held one security of this type at December 31, 2009 with an unpaid principal balance of $145 thousand
(4)	The credit support for the home equity bonds is provided by MBIA Insurance Corporation.
(5)	Our home equity and manufactured housing bonds are all subprime.

For our Private-label MBS and ABS that were not OTTI as of December 31, 2009, we do not intend to sell these securities; it is not more likely than not that we will be required to sell these securities before our anticipated recovery of the remaining amortized cost basis; and we expect to recover the remaining amortized cost basis of these securities. As a result, we have determined that, as of December 31, 2009, the unrealized losses on the remaining Private-label MBS and ABS are temporary.

MPP. We are exposed to credit risk on loans purchased from members through the MPP. All loans we purchase must meet guidelines for our MPP or be specifically approved as an exception based on compensating factors. For example, the maximum LTV for any mortgage loan purchased is 95%, and the borrowers must meet certain minimum credit scores depending upon the type of property or loan.

Credit Enhancements. FHA loans comprise 8.1% of our outstanding MPP loans. These loans are backed by insurance provided by the FHA; therefore, we do not require either LRA or SMI coverage for these loans.

Credit enhancements for conventional loans include (in order of priority):

•	PMI (when applicable for the purchase of mortgages with an LTV ratio of over 80% at the time of purchase);

•	LRA; and

•	SMI (as applicable) purchased by the seller from a third party provider naming us as the beneficiary.

Primary Mortgage Insurance. For a conventional loan, PMI, if applicable, covers losses or exposure down to approximately an LTV ratio of between 65% and 80% based upon the original appraisal, original LTV ratio, term, amount of PMI coverage, and characteristics of the loan. We are exposed to credit risk if a PMI provider fails to fulfill its claims payment obligations to us. As of December 31, 2009, we were the beneficiary of PMI coverage on $0.8 billion or 11.7%% of conventional mortgage loans. We have analyzed our potential loss exposure to all of the mortgage insurance companies and do not expect incremental losses due to the decline in mortgage insurance company ratings. This expectation is based on the credit-enhancement features of our master commitments (exclusive of mortgage insurance), the underwriting characteristics of the loans that back our master commitments, the seasoning of the loans that back these master commitments, and the strong performance of the loans to date. We closely monitor the financial conditions of these mortgage insurance companies.

The following table shows the mortgage insurance companies and related PMI credit enhancement on loans held in our portfolio as of December 31, 2009, and the mortgage-insurance company ratings as of March 12, 2010 ($ amounts in millions).

Mortgage Insurance Company	Ratings			Balance of Loans with PMI	PMI	Percent of Total Mortgage Insurance Coverage
	S&P	Moody’s	Fitch
Radian Guaranty, Inc.	B+	Ba3	Not rated	$105	$27	13.4%
Genworth	BBB-	Baa2	Not rated	94	25	12.1%
CMG Mortgage Insurance Co.	BBB	Not rated	BBB	20	4	2.2%
MGIC	B+	Ba3	Not rated	257	68	33.0%
PMI Mortgage Insurance Co.	B+	B2	Not rated	62	16	7.8%
Republic Mortgage Insurance Co.	BBB-	Ba1	BBB-	135	36	17.4%
United Guaranty Residential Insurance Co.	BBB	A3	Not rated	81	22	10.6%
Triad Guaranty Insurance Corporation	Not rated	Not rated	Not rated	26	7	3.5%

Total				$780	$205	100.0%

Lender Risk Account. In the MPP, we establish an LRA for each conventional pool of loans purchased that is funded over time from the monthly interest payments on the mortgages in that pool, and is recorded as an increase to Other Liabilities in the Statement of Condition. These funds are available to cover losses in excess of the borrower’s equity and PMI, if any, on the conventional loans we have purchased.

Generally, after five years, if the balance of the funds in the LRA exceeds the required balance, the excess amounts are distributed to the seller based on a pre-determined schedule set forth in the master commitment contract that establishes the LRA. Once an MPP pool has been outstanding for more than 11 years, a balance is not required to be maintained in the LRA with respect to that pool.

We use an NRSRO credit risk model to assign the LRA percentage to each Master Commitment and to manage the credit risk of committed and purchased conventional loans. This model evaluates the characteristics of the loans our sellers commit to deliver and the loans actually delivered to us for the likelihood of timely payment of principal and interest. The NRSRO model results are based on numerous standard borrower and loan attributes, such as the LTV ratio, loan purpose (purchase of home, refinance, or cash-out refinance), type of documentation, income and debt expense ratios, and credit scores.

If a credit loss occurs, the accumulated LRA is used to cover the credit loss in excess of the borrower’s equity and PMI. SMI provides additional coverage over and above losses covered by the LRA.

The following table presents changes in the LRA ($ amounts in millions):

	2009	2008
Balance of LRA at beginning of year	$22	$21
Collected through periodic interest payments	5	6
Disbursed for mortgage loan losses	(2)	(2)
Returned to members	(1)	(3)

Balance of LRA at end of year	$24	$22

Supplemental Mortgage Insurance. We have credit protection from loss on each loan, where eligible, through SMI, which provides sufficient insurance to cover credit losses to approximately 50% of the property’s original value subject, in certain cases, to an aggregate stop-loss provision in the SMI policy. The aggregate loss/benefit limit or “stop-loss” is only on master commitment contracts that equal or exceed $35 million. The stop-loss is equal to the total initial principal balance of loans under the master commitment contract multiplied by the stop-loss percentage, as is then in effect, and represents the maximum aggregate amount payable by the SMI provider under the SMI policy for that pool.

Even with the stop-loss provision, the aggregate of the LRA and the amount payable by the SMI provider under an SMI stop-loss contract will be equal to or greater than the amount of credit enhancement required for the pool to have an implied credit rating of at least AA at the time of purchase. Non-credit losses, such as uninsured property damage losses which are not covered by the SMI, can be recovered from the LRA to the extent that there has been no credit loss claim on those LRA funds. We will absorb losses beyond that level.

Taken together, the LRA and the SMI provide credit enhancement on the pools of loans we purchase. The cost of credit enhancements for the years ended December 31, 2009, 2008, and 2007, are presented below ($ amounts in millions):

	For the Years Ended December 31,
	2009	2008	2007
Average conventional MPP loans outstanding	$7,316	$8,302	$8,830

LRA contributions	6	6	6
SMI premiums	6	7	8

Cost of credit enhancements	$12	$13	$14

Cost of credit enhancements as a % of average conventional MPP loans outstanding	0.16%	0.16%	0.16%

Loan Characteristics. Two indications of credit quality are LTV ratios and credit scores provided by FICO®. FICO® provides a commonly used measure to assess a borrower’s credit quality, with scores ranging from a low of 300 to a high of 850. In today’s market, the mortgage industry generally considers a FICO® score of over 660, and an LTV ratio of 80% or lower, as benchmarks indicating an increased probability of collection/payment. High LTV ratios, especially those above 90% in which homeowners have little or no equity at stake, are key drivers in potential mortgage delinquencies and defaults. We believe these measures are another indication that the MPP loans have a decreased risk of default. Based on the available data, we believe we have very little exposure to loans in the MPP that are considered to have characteristics of subprime or Alt-A loans. Further, we do not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy.

The following table shows weighted average FICO scores at origination and LTV ratios for conventional loans outstanding at December 31, 2009, based on values at origination weighted by current unpaid principal ($ amounts in millions).

	FICO
LTV	<660%		660-699%		> 699%		Total	%
91% and over	$45	0.7%	$79	1.2%	$257	3.8%	$381	5.7%
81-90%	36	0.5%	73	1.1%	296	4.5%	405	6.1%
76-80%	124	1.9%	376	5.6%	2,457	36.9%	2,957	44.4%
75% and under	72	1.0%	344	5.2%	2,509	37.6%	2,925	43.8%

Totals	$277	4.1%	$872	13.1%	$5,519	82.8%	$6,668	100.0%

Loans in the MPP are dispersed geographically, as shown in the following table:

	December 31, 2009	December 31, 2008
Midwest	39.9%	37.2%
Northeast	10.5%	10.9%
Southeast	19.0%	19.5%
Southwest	19.0%	20.1%
West	11.6%	12.3%

Total	100.0%	100.0%

(1)	Percentages calculated based on the unpaid principal balance at the end of each period
(2)	Midwest includes IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI. Northeast includes CT, DE, MA, ME, NH, NJ, NY, PA, RI, VI and VT. Southeast includes AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV. Southwest includes AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT West includes AK, CA, HI, ID, MT, NV, OR, WA, and WY.

The concentration of conventional MPP Loans by state were as follows:

	December 31, 2009	December 31, 2008
Indiana	16.8%	15.9%
Michigan	14.0%	11.1%
California	8.7%	9.0%
Texas	5.4%	5.7%
Florida	5.4%	5.1%
All others	49.7%	53.2%

Total	100.0%	100.0%

The MPP mortgage loans held for portfolio are currently dispersed across 50 states and the District of Columbia. No single zip code represented more than 1% of MPP loans outstanding at December 31, 2009, or December 31, 2008. It is likely that the concentration of MPP loans in our district states of Indiana and Michigan will increase in the future due to the loss of our three largest sellers that were our greatest sources of nationwide mortgages. The median outstanding balance of an MPP loan was approximately $135 thousand and $138 thousand at December 31, 2009, and December 31, 2008, respectively.

The following table presents the property types of the Mortgage Loans Held for Portfolio ($ amounts in millions):

	December 31, 2009	December 31, 2008
Single-family	$6,146	$7,415
Planned unit development	636	795
Condominium	394	461
Multi-family	81	93

Total Mortgage Loans Held for Portfolio, par value	$7,257	$8,764

Credit Performance. Our outstanding loans, non-accrual loans, and loans 90 days or more past due and accruing interest, as well as the total amount of interest income recognized and the total amount of interest received on real estate mortgages are presented in the tables below ($ amounts in millions):

	As of and for the Years Ended December 31,
	2009	2008	2007	2006	2005
Mortgage Loans Held for Portfolio	$7,272	$8,780	$9,397	$10,021	$9,540
Non-accrual loan participations(1)	—	—	—	—	—
Real estate owned	—	—	—	—	—
Real estate mortgages past due 90 days to 179 days and still accruing interest	71	47	40	25	31
Foreclosures(2)	111	57	41	24	25

Interest contractually due during the year	416	481	515	517	453
Interest actually received during the year	416	481	515	517	453

Shortfall(2)	$—	$—	$—	$—	$—

(1)	Loans reflected as real estate owned include our residual participation in conventional loans not part of the MPP.
(2)	The monthly delinquency information reported is provided by the servicer through the master servicer one month after the actual mortgage loan balance activity.

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

Under scheduled/scheduled servicing arrangements, we place all conventional loans on nonaccrual status when, using current information and events, we determine we will be unable to collect all principal and interest contractually due under the loan agreement. Loans remain on non-accrual status until the past due status has been remedied. An FHA loan is not placed on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due because of the insurance provided by the FHA and the contractual obligation of the loan servicer for loans serviced on a scheduled/scheduled basis.

A summary of real estate mortgages past due 90 days or more and still accruing interest and the percentage of those loans to the total real estate mortgages outstanding is presented below ($ amounts in millions):

	December 31, 2009	December 31, 2008
Total conventional mortgage loan delinquencies	$44	$25
Total conventional mortgage loans outstanding, at par	6,668	8,064
Percentage of delinquent conventional loans	0.66%	0.31%

Total conventional mortgage loans in foreclosure, at par	$77	$36
Percentage of conventional loans in foreclosure(1)	1.16%	0.45%

Total FHA mortgage loan delinquencies	$27	$22
Total FHA mortgage loans outstanding, at par	$589	$700
Percentage of delinquent FHA loans	4.64%	3.10%

Total FHA mortgage loans in foreclosure, at par	$34	$21
Percentage of FHA loans in foreclosure(1)	5.77%	3.02%

(1)	Foreclosures include loans past due 180 days or more and still accruing interest.

The 90-day delinquency ratio for conventional mortgages increased from 0.31% to 0.66%, and the percentage of conventional mortgages in foreclosure increased from 0.45% to 1.16% from 2008 to 2009. The conventional delinquency ratios are below the national average for conforming, fixed-rate mortgages. A continued decline in the general economic conditions in the U.S. and, in particular, Indiana and Michigan, could result in increased delinquencies in our portfolio.

For FHA mortgages, the delinquency rate is generally higher than for the conventional mortgages held in our portfolio. We rely on insurance provided by the FHA, which generally provides a 100% guarantee, as well as quality control processes, to maintain the credit quality of this portfolio. The 90-day delinquency ratio for FHA mortgages has increased from 3.10% to 4.64% while the percentage of FHA loans in foreclosure increased from 3.02% to 5.77% during 2009. We have not purchased any FHA loans since August 2006.

Credit Risk Exposure to Supplemental Insurance Providers. As of December 31, 2009, we were the beneficiary of SMI coverage on mortgage pools with a total unpaid principal balance of $6.7 billion. Two mortgage insurance companies provide all of the coverage under these policies. The table below shows the ratings of these companies as of March 12, 2010, and related SMI credit enhancement as of December 31, 2009 ($ amounts in millions).

Mortgage Insurance Company	S&P	Moody’s	Fitch	SMI
				December 31, 2009	December 31, 2008

MGIC	B+	Ba3	Not rated	$159	$161
Genworth	BBB-	Baa2	Not rated	57	37

Total				$216	$198

Finance Agency credit-risk-sharing regulations require us to use SMI providers that are rated at least AA- at the time the loans are purchased. The loans purchased are credit-enhanced to achieve an implied rating at an investment grade level based upon an NRSRO model approved by the Finance Agency. If there is evidence of a decline in the credit quality of a mortgage pool, the regulations require us to re-evaluate the mortgage pool for deterioration in credit quality and to allocate risk-based capital to cover any potential credit quality issues. We are holding the required amount of risk-based capital allocated to the MPP within required minimum standards.

With the deterioration in the mortgage markets, it is difficult for us to meet the Finance Agency regulation’s rating requirement because no mortgage insurers that currently underwrite SMI are currently rated in the second highest rating category or better by any NRSRO. We are presently conducting all new business with Genworth. We are in discussions with the Finance Agency to determine the appropriate resolution of this issue. Additional information about these discussions is provided in “Recent Accounting and Regulatory Developments–Legislative and Regulatory Developments–Regulatory Waiver of SMI Rating Requirement for MPP Purchases.”

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

The following tables summarize key information on derivative counterparties. They provide information on a settlement date basis using credit ratings based on the lower of S&P or Moody’s ($ amounts in millions).

December 31, 2009	Notional Principal	Percentage of Notional Principal	Credit Exposure Before Collateral	Credit Exposure Net of collateral
AAA	$—	—	$—	$—
AA	15,234	41.8%	1	1
A	21,120	58.0%	—	—

Total	36,354	99.8%	1	1
Others(1)	79	0.2%	1	1

Total derivative notional and credit exposure	$36,433	100.0%	$2	$2

December 31, 2008	Notional Principal	Percentage of Notional Principal	Credit Exposure Before Collateral	Credit Exposure Net of collateral
AAA	$1,955	5.3%	$—	$—
AA	17,779	48.3%	—	—
A	16,968	46.0%	—	—

Total	36,702	99.6%	—	—
Others(1)	154	0.4%	1	1

Total derivative notional and credit exposure	$36,856	100.0%	$1	$1

(1)	Includes the total notional and fair value exposure related to delivery commitments.

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

Operations Risk Management

Operations risk is the risk of unexpected losses attributable to human error, system failures, fraud, unenforceability of contracts, or inadequate internal controls and procedures. Our management has established policies and procedures to reduce the likelihood of operations risk. We conduct a comprehensive annual risk and control assessment that is designed to identify operational risks and evaluate the adequacy of the control structure. In addition, we have an internal audit department that independently reviews all functions within the Bank. The Director of Internal Audit reports directly to the Audit Committee of our board of directors.

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

Measuring Market Risks

We utilize multiple risk measurement methodologies to calculate potential market exposure that include measuring duration, duration gaps, convexity, value at risk, market risk metric (one-month VAR), earnings at risk, and changes in market value of equity. Periodically, stress tests are conducted to measure and analyze the effects that extreme movements in the level of interest rates and the shape of the yield curve would have on our risk position.

Types of Key Market Risks

Market risk can occur due to various factors, such as:

•	Interest Rates: Parallel and non-parallel interest rate yield curve fluctuations.

•

Basis Risk: Changing spreads or valuations between financial assets and the instruments funding the assets caused by asymmetric interest rate movements by different interest rate curves that are linked to the financial assets and the funding instruments. For example, our mortgage assets are sensitive to the LIBOR curve and our mortgage liabilities, primarily CO Bonds, are sensitive to the CO curve.

•

Volatility: Varying values of asset or liabilities with embedded options, such as mortgages and callable bonds, created by the changing expectations for the magnitude or frequency of interest rate fluctuations. Increasing levels of volatility increase the value of embedded options owned.

•

Option-Adjusted Spread: Changes to the value of assets with embedded options, particularly mortgages and MBS, reflecting fluctuations of the value attributed to the embedded options rather than yield curve movements. The option-adjusted spread for mortgage-related assets tends to reflect supply and demand for such assets. Widening of option-adjusted spread reduces the market value of existing mortgages, while tightening of option-adjusted spread tends to increase this market value.

•

Prepayment Speeds: Variations from expected levels of principal payments on mortgage loans in a portfolio or supporting an MBS alter their cash flows, yields, and values, particularly in cases where the loans or MBS are acquired at a premium or discount.

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

The following table summarizes the effective duration of equity levels for our total position:

	-200 bps	0 bps	+200 bps
December 31, 2009	-4.05 years	(1.24)years	0.75 years
December 31, 2008(1)	n/a	0.57 years	4.22 years

(1)	Due to the current low interest rate environment, the -200 bps scenario did not apply at December 31, 2008.

Duration of equity decreased at December 31, 2009, compared to December 31, 2008, as short-term interest rates generally decreased while long-term rates generally increased. The duration of equity shortened because liabilities lengthened relative to assets in the portfolio.

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

December 31, 2009	-1.8 months
December 31, 2008	-0.2 months

Convexity

Convexity measures how fast duration changes as a function of interest rate changes. Measurement of convexity is important because of the optionality embedded in the mortgage and callable debt portfolios. The mortgage portfolios exhibit negative convexity due to the embedded prepayment options. The negative convexity on the mortgage assets is mitigated by the negative convexity of underlying callable debt. Convexity is routinely reviewed by management and used in developing funding and hedging strategies for acquisition of mortgage-based assets. A primary strategy for managing convexity risk arising from our mortgage portfolio is the issuance of callable debt. At December 31, 2009, callable debt funding mortgage assets as a percentage of the net mortgage portfolio equaled 44.6%, compared to 49.1% at the end of 2008.

Market Risk-Based Capital Requirement

We are subject to the Finance Agency’s risk-based capital regulations. This regulatory framework requires the maintenance of sufficient permanent capital to meet the combined credit risk, market risk, and operations risk components. Our permanent capital is defined by the Finance Agency as Class B Stock (including MRCS) and Retained Earnings. The market risk-based capital component is the sum of two factors. The first factor is the market value of the portfolio at risk from movements in interest rates that could occur during times of market stress. This estimation is accomplished through an internal Value-at-Risk (“VAR”) based modeling approach which was approved by the Finance Board (predecessor to the Finance Agency) before the implementation of our Capital Plan. The second factor is the amount, if any, by which the current market value of total regulatory capital is less than 85% of the book value of total regulatory capital.

The VAR approach used for calculating the first factor is primarily based upon historical simulation methodology. The estimation incorporates scenarios that reflect interest rate shifts, interest rate volatility, and changes in the shape of the yield curve. These observations are based on historical information from 1978 to the present. When calculating the risk-based capital requirement, the VAR comprising the first factor of the market risk component is defined as the potential dollar loss from adverse market movements, for a holding period of

120-business days, with a 99.0% confidence interval, based on these historical prices and market rates. Market risk-based capital estimates for the years ended December 31, 2009 and 2008 are presented below ($ amounts in millions):

	VAR
	December 31,	High	Low	Average
2009	$283	$333	$103	$185
2008	$156	$231	$109	$175

Changes in Market Value to Book Value of Equity between Base Rates and Shift Scenarios

We measure potential changes in the market value to book value of equity based on the current month-end level of rates versus the market value to book value of equity under large parallel rate shifts. This measurement provides information related to the sensitivity of our interest rate position. The table below provides changes in market value to book value of equity from the base rates:

	-200 bps	+200 bps
December 31, 2009	-5.0%	0.0%
December 31, 2008(1)	n/a	-9.5%

(1)	Due to the current low interest rate environment, the -200 bps scenario did not apply at December 31, 2008.

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

The volume of derivative hedges is often expressed in terms of notional principal, which is the amount upon which interest payments are calculated. The following table highlights the notional amounts by type of derivative agreement ($ amounts in millions):

Derivative Agreement Type	December 31, 2009	December 31, 2008
Debt swaps
Bullet	$14,792	$12,081
Callable	4,155	3,637
Complex	2,075	755
Advances swaps
Bullet	8,450	12,857
Putable	5,241	5,597
Callable	40	172
Complex	—	1
GSE investment swaps	1,600	1,600
MBS swaps	1	1
Other swaps	—	1
TBA MPP hedges	41	78
Mandatory delivery commitments	38	76

Total	$36,433	$36,856

The above table includes interest rate swaps, TBA MPP hedges, mandatory delivery commitments and swaptions. Complex swaps include, but are not limited to, step-up and range bonds. The level of different types of derivatives is contingent upon and tends to vary with, balance sheet size, Advances demand, MPP purchase activity, and Consolidated Obligation issuance levels.

The table below presents derivative instruments by hedged instrument ($ amounts in millions).

	December 31, 2009		December 31, 2008
Hedged Instrument, Excluding Accrued Interest	Total Notional	Estimated Fair Value	Total Notional	Estimated Fair Value
CO Bonds
Fair Value hedges	$20,997	$101	$13,094	$166
Economic hedges	25	—	100	1

Total	21,022	101	13,194	167

Discount Notes
Economic hedges	—	—	3,279	5

Total	—	—	3,279	5

Advances
Fair value hedges	13,721	(719)	18,616	(1,241)
Economic hedges	10	—	12	(1)

Total	13,731	(719)	18,628	(1,242)

Investments
Fair value hedges	1,600	(158)	1,600	(306)
Economic hedges	1	—	1	—

Total	1,601	(158)	1,601	(306)

MPP loans
Economic hedges	41	1	78	(1)
Economic (stand-alone delivery commitments)	38	(1)	76	1

Total	79	—	154	—

Total derivatives	$36,433	$(776)	$36,856	$(1,376)

Total derivatives excluding accrued interest		$(776)		$(1,376)
Accrued interest, net		(15)		20
Cash collateral held by/(from) counterparty, net		80		297

Net derivative balance		$(711)		$(1,059)

Derivative Asset		$2		$1
Derivative Liability		(713)		(1,060)

Net derivative balance		$(711)		$(1,059)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be included in this Annual Report on Form 10-K begin on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal accounting officer to allow timely decisions regarding required disclosures. In designing and evaluating our DCP, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and that our management’s duties require it to make its best judgment regarding the design of our DCP. As of December 31, 2009, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer (the principal executive officer), Chief Financial Officer (the principal financial officer), and our Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our DCP pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our DCP were effective as of December 31, 2009.

Internal Control Over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Our management’s report on internal control over financial reporting appears on page F-2 of this Annual Report and is incorporated herein by reference.

The effectiveness of our internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, (“ICFR”) as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in its report dated March 19, 2010, which appears on page F-3 of this Annual Report and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes in our ICFR that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our ICFR.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

HERA, which became effective on July 30, 2008, significantly restructured the manner in which the FHLBs’ directors are elected. HERA divides the directorships of FHLBs into two categories, “member” directorships and “independent” directorships. Both types of directorships are filled by a vote of the members. No member of an FHLB’s management may serve as a director of that FHLB. Elections for member directors are held on a state-by-state basis. Independent directors are elected at-large by all the members in the FHLB district without regard to the state. Prior to enactment of HERA, our board of directors was comprised of a combination of directors elected by the members and public interest directors appointed by our former regulator, the Finance Board.

A Finance Agency Order issued May 26, 2009, provides that we have eighteen seats on our board of directors for 2010, consisting of five Indiana member directors, five Michigan member directors, and eight independent directors. Under HERA, member directorships must always make up a majority of the board seats, and the independent directorships must comprise at least 40% of the entire board. The term of office of directors elected after

July 30, 2008, is four years, unless otherwise adjusted by the Director of the Finance Agency in order to achieve an appropriate staggering of terms (with approximately one-fourth of the directors’ terms expiring each year). Directors may not serve more than three consecutive full terms.

Nomination of Member Directors

Member directors are required by statute and regulation to meet certain specific criteria in order to be eligible to be elected and serve as directors. To be eligible, an individual must: (1) be an officer or director of a member institution located in the state in which there is an open member director position; (2) represent a member institution that is in compliance with the minimum capital requirements established by its regulator; and (3) be a U.S. citizen. These criteria are the only permissible eligibility criteria that member directors must be required to meet, and the FHLBs are not permitted to establish additional eligibility criteria for member directors or nominees.

Each eligible institution may nominate representatives from member institutions in its respective state to serve terms on the board as member directors. As a matter of statute and regulation, only FHLB shareholders may nominate and elect member directors. Specifically, member institutions that hold stock in the FHLB as of the record date (i.e., December 31 of the year prior to the year in which the election is held) are entitled to participate in the election process. FHLB boards of directors are not permitted to nominate or elect member directors (except to fill a vacancy for the remainder of an unexpired term). With respect to member directors, under Finance Agency regulations, no director, officer, employee, attorney or agent of an FHLB (except in his or her personal capacity) may, directly or indirectly, support the nomination or election of a particular individual for a member directorship. As a result of this structure for FHLB member director nominations and elections, an FHLB does not know what specific experience, qualifications, attributes or skills (other than satisfying the regulatory criteria described above) led its member institutions to conclude which member director nominees should serve as a director of the FHLB.

Nomination of Independent Directors

Independent director nominees also must meet certain statutory and regulatory eligibility criteria. Under HERA, there are two types of independent directors:

•

Public interest directors. We are required to have at least two public interest directors. Public interest directors must have more than four years of experience in representing consumer or community interests in banking services, credit needs, housing, or consumer financial protections. Before names are placed on the ballot, nominee eligibility will be verified through application and eligibility certification forms prescribed by the Finance Agency. The Finance Agency deemed existing public interest directors who qualified and were designated under previous Bank Act provisions to be public interest directors for the remainder of their current terms.

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

Pursuant to HERA and a final rule issued by the Finance Agency (published in the Federal Register on October 7, 2009, and effective on November 6, 2009) (“Director Election Rule”), the Executive/Governance Committee of the board of directors, after consultation with our Affordable Housing Advisory Council, nominates candidates for the independent director positions on our board of directors. Individuals interested in serving as independent directors may submit an application for consideration. The application form is available on our website at www.fhlbi.com. Member institutions may also nominate independent director candidates for the Executive/Governance Committee to consider. The conclusion that the independent directors and independent director nominees should serve as directors of the FHLB is based upon the satisfaction, by such persons, of the regulatory prescribed eligibility criteria described above. Under the Director Election Rule, the board of directors then submits independent director candidates to the Finance Agency for its review and possible comment. Once the Finance Agency has accepted candidates for the independent director positions, we hold a district-wide election for those positions.

In order for an independent director candidate to be elected, if the board of directors nominates just one candidate per open seat, each candidate must receive at least 20% of the votes that are eligible to be cast. If there is more than one candidate for each open independent director seat, then the requirement that the elected candidate must receive at least 20% of the votes eligible to be cast does not apply.

2009 Member and Independent Director Elections

Voting rights and processes with regard to the election of member directors and independent directors are set forth in the Bank Act and Finance Agency regulations. For the election of both member directors and independent directors, each eligible institution is entitled to cast one vote for each share of stock that it was required to hold as of the record date; however, the number of votes that each institution may cast for each directorship cannot exceed the average number of shares of stock that were required to be held by all member institutions located in that state on the record date.

The only matter submitted to a vote of our shareholders in 2009 was the election of certain member directors and independent directors, which occurred in the fourth quarter. In 2009, nomination and election of member directors and independent directors were conducted by mail. No meeting of the members was held in regard to either election. The board of directors does not solicit proxies, nor are eligible institutions permitted to solicit or use proxies to cast their votes in an election for directors. The election was conducted in accordance with the Bank Act and Finance Agency regulations (including the Director Election Rule). See our Current Report on Form 8-K filed on December 15, 2009, for more information regarding our election of directors for 2010. See also “Corporate Governance of the FHLBs” in the “Legislative and Regulatory Developments” section of “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation,” above, for more information regarding director elections.

Our directors are listed in the table below. The information below includes all directors that served in 2009 and current directors as of March 19, 2010.

Name	Age	Director Since	Term Expiration		Independent (elected by District) or Member (elected by State)
Paul D. Borja	49	01/01/2008	12/31/2010		Member (MI)
Jonathan P. Bradford	60	05/17/2007	12/31/2012		Independent(1)
Paul C. Clabuesch	61	01/01/2003	12/31/2010		Member (MI)
Christine A. Coady	46	01/01/2008	12/31/2010		Independent(1)
Charles L. Crow	66	01/01/2002	12/31/2010		Member (IN)
Gregory F. Ehlinger	47	08/04/2005	09/15/2009	(2)	Member (IN)
Matthew P. Forrester	53	01/01/2010	12/31/2013		Member (IN)
Timothy P. Gaylord	55	01/01/2005	12/31/2010		Member (MI)
Michael J. Hannigan, Jr.	65	05/17/2007	12/31/2013		Independent
Carl E. Liedholm	69	01/06/2009	12/31/2012		Independent
James L. Logue, III	57	01/01/2007	12/31/2013		Independent
Robert D. Long	55	05/17/2007	12/31/2011		Independent
James D. MacPhee	62	01/01/2008	12/31/2010		Member (MI)
Jeffrey A. Poxon	63	06/15/2006	12/31/2013		Member (IN)
John L. Skibski	45	01/01/2008	12/31/2010		Member (MI)
Elliot A. Spoon	59	02/29/2008	12/31/2010		Independent
Thomas R. Sullivan	59	01/01/2004	12/31/2009		Member (MI)
Larry A. Swank	67	01/06/2009	12/31/2010		Independent
Maurice F. Winkler, III	54	01/01/2009	12/31/2012		Member (IN)
Christopher A. Wolking	50	01/01/2009	12/31/2012		Member (IN)

(1)	In 2008, prior to the effective date of HERA, Mr. Bradford and Ms. Coady were designated by the Finance Board as public interest directors. In the 2008 independent director election, Mr. Bradford was elected as a public interest director.
(2)	Although Mr. Ehlinger’s term was not due to expire until December 31, 2009, he resigned effective September 15, 2009. See our Current Report on Form 8-K filed on September 18, 2009, for additional information.

The following is a summary of the background and business experience of each of our directors. Except as otherwise indicated, for at least the last five years, each director has been engaged in his or her principal occupation as described below:

Paul D. Borja, JD, is the Executive Vice President and Chief Financial Officer of Flagstar Bank in Troy, Michigan, and has held that position since 2005. From 1997 to 2005, Mr. Borja was a partner in the law firm Kutak Rock LLP in Washington, D.C. and was partner in other law firms from 1990 to 1999. Mr. Borja’s legal experience included matters relating to federal bankruptcy law and securities law, as well as corporate law and accounting matters. Before practicing law, Mr. Borja practiced as a CPA with KPMG and other accounting firms since 1982. Mr. Borja currently serves as Vice Chair of the Finance Committee.

Jonathan P. Bradford is the President and Chief Executive Officer of Inner City Christian Federation of Grand Rapids, Michigan, and has held that position since 1981. In that capacity, Mr. Bradford has developed the organization’s real estate development financing system and has guided the development of over 500 units of housing. Mr. Bradford also serves as the Vice President of the Board of the Michigan Non-Profit Housing Corporation and is a board member of the Genesis Non-Profit Housing Corporation in Grand Rapids, Michigan. Mr. Bradford currently serves as Vice Chair of the Affordable Housing Committee.

Paul C. Clabuesch serves as the Chair of our board of directors. He is the past Chairman, President, and Chief Executive Officer of Thumb Bancorp, Inc., a bank holding company, and Thumb National Bank and Trust, in Pigeon, Michigan, a position in which he served from 1985 through 2009, when he was named Chairman Emeritus of Thumb National Bank and Trust. Mr. Clabuesch’s career with that bank began in 1973. During his career, Mr. Clabuesch held numerous leadership positions with the Michigan Bankers Association, including service as Chairman of its board, Treasurer, and membership on its Executive Council. Mr. Clabuesch was also named the Michigan Bankers Association’s Banker of the Year in 2008. Mr. Clabuesch has served as a member of the Board of Trustees of Scheurer Hospital, Pigeon, Michigan, since 1975. Mr. Clabuesch also serves as Chair of the Executive/Governance Committee and is an ex-officio member of all board committees.

Christine A. Coady is the President and Chief Executive Officer of Michigan Interfaith Trust Fund (“MITF”) in Lansing, Michigan, having served in that position since October 2004. MITF is a non-profit community development financial institution engaged in lending for affordable housing and community development purposes. Ms. Coady has held various positions with the MITF and its predecessor organization since 1989, and served as its Executive Director from 1997 to 2004. Ms. Coady currently serves as Chair of the Human Resources Committee.

Charles L. Crow is the Chairman and Chief Executive Officer of Community Bank in Noblesville, Indiana, and Chairman of Community Bancshares, Inc., a bank holding company in Noblesville, Indiana. Mr. Crow has served in those capacities since 1991, and also served as that company’s President from 1991 through 2009. Mr. Crow has over forty years’ experience in commercial and retail banking. Mr. Crow currently serves as Vice Chair of the Human Resources Committee and Secretary of the Executive/Governance Committee, and from 2004 to 2009 served as the Vice Chair of the board of directors.

Gregory F. Ehlinger was the Chief Financial Officer of Irwin Financial Corporation, a bank holding company in Columbus, Indiana. Mr. Ehlinger was a Senior Vice President of that company from 1999 through early 2008, and had been an officer of the company since 1992. Mr. Ehlinger resigned as a director of our bank effective September 15, 2009. See our Current Report on Form 8-K filed on September 18, 2009, for more information.

Matthew P. Forrester is the President and Chief Executive Officer of River Valley Financial Bank in Madison, Indiana, and River Valley Bancorp, a thrift holding company in Madison, Indiana. Mr. Forrester has held those positions since 1999. Prior to that, Mr. Forrester was Chief Financial Officer of Home Loan Bank in Fort Wayne, Indiana, and Senior Vice President and Treasurer for its holding company, Home Bancorp. Before joining Home Loan Bank, Mr. Forrester served as an examiner for the Indiana Department of Financial Institutions.

Timothy P. Gaylord is the President and Chief Executive Officer of Capital Directions, Inc., a bank holding company in Mason, Michigan, and Mason State Bank, its banking subsidiary, and has held those positions since 1995. Mr. Gaylord currently serves as Chair of the Finance Committee and Vice Chair of the Audit Committee.

Michael J. Hannigan, Jr. has been involved in mortgage banking and related businesses for 25 years. Currently, he is the President of The Hannigan Company, LLC in Carmel, Indiana, and has held that position since 2006 when he formed the company. From 1986 to 2006, Mr. Hannigan was the Executive Vice President and a director of The Precedent Companies, LLC. Mr. Hannigan currently serves as Program Manager for the Indiana Builders Association, a trade association. Mr. Hannigan currently serves as Chair of the Affordable Housing Committee and Vice Chair of the Budget/Information Technology Committee.

Carl E. Liedholm, PhD, is a Professor of Economics at Michigan State University in East Lansing, Michigan, and has held that position since 1965. Mr. Liedholm has over four decades of experience in generating and analyzing financial and other performance data from enterprises in over two dozen countries.

James L. Logue, III is the Senior Vice President and Chief Operating Officer of Great Lakes Capital Fund, a housing finance and development company in Lansing, Michigan, and has held that position since September 2003. Prior to that time, Mr. Logue served as the Executive Director of the Michigan State Housing Development Authority since 1991. Mr. Logue has over 30 years’ experience in affordable housing and finance matters. He serves as a board member of the National Housing Trust, Washington, D.C., and the Corporation for Supportive Housing, New York, New York. Mr. Logue currently serves as Chair of the Budget/Information Technology Committee.

Robert D. Long, CPA, retired from KPMG, LLP on December 31, 2006, where he was the Office Managing Partner in the Indianapolis, Indiana office since 1999, and had served as an Audit Partner for KPMG since 1988. Mr. Long serves as Board Chairman for Kenra, Ltd., and as Chair of the Audit Committee for Schulman Associates IRB, Inc. Mr. Long currently serves as Chair of the Audit Committee.

James D. MacPhee is the Chief Executive Officer and a director of Kalamazoo County State Bank in Schoolcraft, Michigan, and has served in that position since 1990. Mr. MacPhee also serves as a director of First State Bank in Decatur, Michigan. During his career, Mr. MacPhee has held leadership positions with the Michigan Association of Community Bankers and the Independent Community Bankers of America (“ICBA”), and currently serves as the ICBA’s Chair. Mr. MacPhee is also the Chair of the Village of Schoolcraft Downtown Development Authority.

Jeffrey A. Poxon, CFA, serves as Vice Chair of our board of directors. He is the Senior Vice President — Investments and Chief Investment Officer of The Lafayette Life Insurance Company in Lafayette, Indiana. Mr. Poxon has been with that company since 1979, was appointed Chief Investment Officer in 1987, and was promoted to Senior Vice President in 1995. He is also a director of LSB Financial Corporation, Lafayette, Indiana and a director of its banking subsidiary, Lafayette Savings Bank, FSB in Lafayette, Indiana, having served in those capacities since 1992. Mr. Poxon currently serves as Vice Chair of the Executive/Governance Committee.

John L. Skibski serves as the Executive Vice President and Chief Financial Officer of Monroe Bank and Trust in Monroe, Michigan, and has held those positions since January 2004. Mr. Skibski is also a director of MBT Financial Corp. and Monroe Bank and Trust, and serves as the Secretary-Treasurer and a director of MBT Credit Company, a subsidiary of Monroe Bank and Trust. Mr. Skibski has over 20 years’ experience in banking. He holds an MBA in Finance, as well as Certified Management Accountant and Certified in Financial Management designations from the Institute of Management Accountants.

Elliot A. Spoon, JD, is a Professor of Law in Residence at Michigan State University College of Law in East Lansing, Michigan, and has held that position since 2001. Before beginning his teaching career, Mr. Spoon practiced law for 26 years. Mr. Spoon currently teaches in the areas of securities regulation, mortgage banking, corporate finance and accounting for lawyers, and previously practiced in these areas as well.

Thomas R. Sullivan has served as the President, Chief Executive Officer, and a director of Firstbank Corporation, a publicly-traded multi-bank holding company in Alma, Michigan, since 2000. Mr. Sullivan was President and Chief Executive Officer of Firstbank (Mt. Pleasant), a state bank subsidiary in Mt. Pleasant, Michigan, from 1991 through January 2007.

Larry A. Swank is President and CEO of Sterling Group, Inc. and affiliated companies in Mishawaka, Indiana. Mr. Swank has served as President and CEO of Sterling Group, Inc. since 1979. The principal business of that company and its affiliates involves the acquisition, development, construction and management of multi-family housing residences. Mr. Swank has served as a director of the National Association of Home Builders since 1997.

Maurice F. Winkler, III is President and CEO of Peoples Federal Savings Bank of DeKalb County in Auburn, Indiana. He is also President and CEO of Peoples Bancorp, the holding company of Peoples Federal Savings Bank of DeKalb County. Mr. Winkler has held those positions since 1996, and served as Chief Financial Officer of the bank and the holding company from 1987 to 1996. He has also been a director of Peoples Bancorp since 1993.

Christopher A. Wolking is the Senior Executive Vice President and Chief Financial Officer of Old National Bancorp in Evansville, Indiana, and has held those positions since January 2005. Prior to that time, he served as Senior Vice President and Treasurer of Old National Bancorp since February 1999. Mr. Wolking has over 25 years’ experience in commercial banking, primarily in treasury and finance roles.

Executive Officers

Our Executive Officers, as determined under SEC rules (“Executive Officers”), are listed in the table below. Each officer serves a term of office of one calendar year or until the election and qualification of his or her successor; provided, however, that pursuant to the Bank Act, our board of directors may dismiss any officer at any time.

Except as indicated below, each officer has been employed in the principal occupation listed below for at least five years.

Name	Age	Position
Milton J. Miller, II(1)	54	President — Chief Executive Officer (Principal Executive Officer)
Cindy L. Konich(2)	53	Senior Vice President — Chief Financial Officer (Principal Financial Officer)
K. Lowell Short, Jr.(3)	53	Senior Vice President — Chief Accounting Officer (Principal Accounting Officer)
Gregory L. Teare(4)	56	Senior Vice President — Chief Banking Officer
Jonathan R. West(5)	53	Senior Vice President — Administration, General Counsel, and Corporate Secretary (Ethics Officer)
Sunil U. Mohandas(6)	50	First Vice President — Corporate Risk Manager

(1)	Mr. Miller, formerly the Senior Vice President — Chief Financial Officer, retired from the Bank effective December 29, 2006. Mr. Miller was selected by our board of directors to serve as President — Chief Executive Officer effective July 16, 2007. Mr. Miller was appointed to the board of directors of the REFCORP on September 12, 2007, and currently serves as its Chair. On January 15, 2008, Mr. Miller was appointed to the board of directors of Pentegra Defined Benefit Plan for Financial Institutions, which is part of Pentegra Retirement Services. Pentegra Retirement Services is a not-for-profit cooperative that provides full-service community bank retirement programs nationwide, including those provided to our employees.
(2)	Ms. Konich was appointed by our board of directors as First Vice President — Acting Chief Capital Markets Officer, effective December 30, 2006, and was named Senior Vice President — Chief Financial Officer, effective September 17, 2007. Prior to that appointment, Ms. Konich was the First Vice President – Treasurer.

(3)	Mr. Short was hired August 10, 2009, and was appointed by our board of directors as Senior Vice President — Chief Accounting Officer on August 17, 2009. Mr. Short was a member of the board of directors of One America Funds, Inc. in Indianapolis, Indiana, from 2007 to 2009, and was a member of that board’s Audit Committee. From 2006 to 2007, Mr. Short served as Executive Vice President — Chief Financial Officer of Forethought Financial Group in Indianapolis and Batesville, Indiana. Mr. Short served as a Senior Vice President with various responsibilities, including accounting and financial reporting, at Conseco Companies in Carmel, Indiana from 1990 to 2006.
(4)	Mr. Teare was hired September 15, 2008, and was appointed by our board of directors as Senior Vice President – Chief Banking Officer on September 19, 2008. He served as Risk Management Senior Manager for PricewaterhouseCoopers in Seattle, Washington, from 2006 to 2008, where he led projects providing advisory services to major financial institutions on regulatory compliance and operational reviews. From 2000 to 2005, Mr. Teare served as Vice President and Director of Mortgage Purchase at the FHLB of Seattle, where he developed, implemented and managed the bank’s mortgage loan purchase program.
(5)	Mr. West was appointed by our board of directors as Senior Vice President — Administration, General Counsel and Corporate Secretary (Ethics Officer) on September 17, 2007. Prior to that appointment, Mr. West was the Senior Vice President — General Counsel and Corporate Secretary.
(6)	Mr. Mohandas was appointed by our board of directors as First Vice President — Corporate Risk Manager, effective September 19, 2008. Prior to that appointment, Mr. Mohandas was the First Vice President — Treasury Risk Manager.

Code of Conduct

We have a Code of Conduct that is applicable to all directors, officers and employees of the Bank and the members of our Affordable Housing Advisory Council. The Code of Conduct is available on our website at www.fhlbi.com by clicking on “About” and then selecting “Code of Conduct” from the drop down menu. Interested persons may also request a copy by contacting us, Attention: Corporate Secretary, FHLB of Indianapolis, 8250 Woodfield Crossing Boulevard, Indianapolis, IN 46240.

Nominating Committee

Our board of directors does not have a nominating committee with respect to member director positions because, as explained above, member directors are nominated by our members. As noted, the Executive/Governance Committee, after consultation with our Advisory Council, nominates candidates for independent director positions.

The board of directors, with input from the Executive/Governance Committee, elects a Chair and a Vice Chair to two-year terms.

Audit Committee and Audit Committee Financial Expert

Our board of directors has an Audit Committee that was comprised of the following members as of December 31, 2009:

Robert D. Long, CPA, Audit Committee Chair

Timothy P. Gaylord, Audit Committee Vice Chair

Jeffrey A. Poxon, CFA

John L. Skibski

Elliot A. Spoon, JD

Paul C. Clabuesch, Ex-Officio Voting Member

Mr. Long was appointed as Chair of the Audit Committee on September 17, 2009, following the resignation of Mr. Ehlinger as a director of the Bank. Mr. Ehlinger had served as Chair of the Audit Committee throughout 2009 until his resignation on September 15, 2009. Mr. Long had previously served as Vice Chair of the Audit Committee. Upon Mr. Long’s appointment as Chair, Mr. Gaylord was appointed as Vice Chair. As the Chair of the board of the directors of the Bank, Mr. Clabuesch serves as an ex-officio voting member of each of the committees of the board of directors.

The 2010 Audit Committee is made up of the following members as of March 19, 2010:

Robert D. Long, CPA, Audit Committee Chair

Timothy P. Gaylord, Audit Committee Vice Chair

Matthew P. Forrester

Jeffrey A. Poxon, CFA

John L. Skibski

Elliot A. Spoon, JD

Christopher A. Wolking

Paul C. Clabuesch, Ex-Officio Voting Member

Our board of directors has determined that Mr. Long is the Audit Committee Financial Expert due to his experience as a partner at a major public accounting firm. As discussed more fully in “Item 13. Certain Relationships and Related Transactions” herein, all Audit Committee members meet the tests for independence under the regulations of the Finance Agency. Our board of directors has determined that no member director may qualify as “independent” under the NYSE rules definition due to the cooperative nature of the FHLB with its members.

Section 1112 of HERA requires the FHLBs to comply with the substantive audit committee director independence rules applicable to issuers of securities under the rules adopted pursuant to the Exchange Act. Those rules provide that, to be considered an independent member of an audit committee, a director may not be an affiliated person of the registrant. The term “affiliated person” means a person that directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, the registrant. The rule provides a “safe harbor,” whereby a person will not be deemed an affiliated person if the person is not the beneficial owner, directly or indirectly, of more than 10% of any class of voting securities of the registrant. All of our Audit Committee member directors’ institutions presently meet this safe harbor.

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

Compensation Committee Report

The HR Committee has reviewed and discussed with Bank management the “Compensation Discussion and Analysis” that follows and, based on such review and discussions, has recommended to our board of directors that the Compensation Discussion and Analysis be included in the Bank’s Annual Report on Form 10-K for fiscal year 2009. As of December 31, 2009, the HR Committee was comprised of the following members:

Thomas R. Sullivan, HR Committee Chair

Michael J. Hannigan, Jr., HR Committee Vice Chair

Christine A. Coady

Charles L. Crow

Robert D. Long

James D. MacPhee

Paul C. Clabuesch, Ex-Officio Voting Member

The HR Committee is comprised of the following members as of March 19, 2010:

Christine A. Coady, HR Committee Chair

Charles L. Crow, HR Committee Vice Chair

Michael J. Hannigan, Jr.

Robert D. Long

James D. MacPhee

Maurice Winkler, III

Paul C. Clabuesch, Ex-Officio Voting Member

Compensation Discussion and Analysis

Overview

To provide perspective on our compensation programs and practices for our Named Executive Officers (“NEOs”), we have included certain information in the Compensation Discussion and Analysis relating to Executive Officers and employees other than the NEOs. Notwithstanding these additional disclosures, our board of directors has determined that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Bank.

Our NEOs for the last completed fiscal year were (i) our principal executive officer (“PEO”), (ii) our principal financial officer (“PFO”), (iii) one person who served as the PFO for a portion of the year, and (iv) the three most highly compensated executive officers (other than the PEO and the PFO) who were serving as Executive Officers at the end of the last completed fiscal year. The following persons were our NEOs for the period covered by this Compensation Discussion and Analysis:

NEO	Title
Milton J. Miller	President — CEO (PEO)
Cindy L. Konich	Senior Vice President — Chief Financial Officer (PFO)
Paul J. Weaver	Senior Vice President — Chief Accounting Officer (PFO until resignation on February 27, 2009)
Gregory L. Teare	Senior Vice President — Chief Banking Officer
Jonathan R. West	Senior Vice President — Administration, General Counsel & Corporate Secretary (Ethics Officer)
Sunil U. Mohandas	First Vice President — Corporate Risk Manager

Our executive compensation program is overseen by the Executive/Governance Committee (in the case of the President–CEO’s compensation) and the HR Committee (in the case of the other NEOs’ compensation), and ultimately by the entire board of directors. The HR Committee meets at scheduled times throughout the year (five times in 2009) and reports regularly to the board of directors on its recommendations. In carrying out its responsibilities and duties, the HR Committee has the authority to obtain advice and assistance from outside legal counsel, compensation consultants, and other advisors as the HR Committee deems necessary, with all fees and expenses paid by the Bank. The Executive/Governance Committee assists the board of directors in the governance of the Bank, including nominations of the Chair and Vice Chair of the board of directors and its committees. The Executive/Governance Committee also slates nominees for independent director elections (subject to Finance Agency comment), and reviews the President–CEO’s performance.

As a GSE, all aspects of our business and operations, including our executive compensation programs, are subject to regulation by the Finance Agency. Section 1113 of HERA gives the Director of the Finance Agency authority to prevent the FHLBs from paying compensation to their executive officers that is not reasonable and comparable with compensation for employment in other similar businesses (including other publicly-held financial institutions or major financial services companies) involving similar duties and responsibilities. Pursuant to this authority, on October 1, 2008, the Finance Agency directed the FHLBs to begin providing information to the Finance Agency concerning all compensation actions relating to the respective FHLBs’ five most highly compensated officers. This information, which includes studies of comparable compensation, must be provided to the Finance

Agency at least four weeks in advance of any planned board action with respect to the compensation of the specified officers. Under the supervision of the board of directors, we provide this information to the Finance Agency on an ongoing basis as required by its directive.

On October 27, 2009, the Finance Agency issued Advisory Bulletin 2009-AB-02 (“AB 2009-02”). This Advisory Bulletin sets forth certain principles for executive compensation practices to which the FHLBs and the Office of Finance should adhere in setting executive compensation. These principles consist of the following:

•	Executive compensation must be reasonable and comparable to that offered to executives in similar positions at other comparable financial institutions.

•	Executive incentive compensation should be consistent with sound risk management and preservation of the par value of the FHLB’s capital stock.

•	A significant percentage of an executive’s incentive-based compensation should be tied to longer-term performance and outcome-indicators.

•	A significant percentage of an executive’s incentive-based compensation should be deferred and made contingent upon performance over several years.

•	The FHLB’s board of directors should promote accountability and transparency in the process of setting compensation.

In evaluating compensation at the FHLBs, the Director of the Finance Agency will consider the extent to which an executive’s compensation is consistent with the above-listed principles. As described below, we have incorporated these principles into our development, implementation, and review of compensation policies and practices for executives for 2010.

Compensation Philosophy and Objectives

The compensation program for our NEOs is designed to enable us to attract, motivate and retain talented individuals. We strive to provide an aggregate compensation opportunity that is generally competitive with prevailing practices, aligns the interest of the NEOs with those of our members, reflects total compensation that is consistent with performance and business results and complies with the requirements of the Finance Agency. In determining or reviewing the compensation of our NEOs, the Executive/Governance and HR Committees are guided by the principle that there should be a strong link between individual and Bank performance and executive pay. On January 21, 2010, the board of directors adopted a resolution which re-affirms our overall compensation philosophy and structure.

The compensation program is designed to reward:

•	the attainment of the Bank’s performance goals;

•	the implementation of short- and long-term business strategies;

•	the accomplishment of our public policy mission;

•	the effective and appropriate management of financial, operational, reputational, regulatory, and human resources risks;

•	the growth and enhancement of senior management leadership and functional competencies; and

•	the accomplishment of goals to maintain an efficient cooperative system.

The board of directors continues to review these goals and the compensation alternatives available and may make changes in the program from time to time to better achieve these goals or to comply with the directives of the Finance Agency.

We are not able to offer market-based equity compensation because we are a cooperative, and only member institutions (or their legal successors) may own our stock. Without equity incentives to attract and reward NEOs, we provide alternative compensation and benefits such as cash incentive opportunities and pension and other retirement benefits.

Role of the Executive/Governance and HR Committees in Setting Executive Compensation

The Executive/Governance and HR Committees intend that the executive compensation program be aligned with our short-term and long-term business objectives and focus executives’ efforts on fulfilling these Bank-wide objectives. As discussed below, the Executive/Governance Committee reviews the President–CEO’s performance and researches and recommends the President–CEO’s salary to the board of directors, and the President–CEO determines the salaries of the other NEOs, after consulting with the HR Committee. The percentage of salary increases that will apply to merit and promotional equity increases for each year’s budget is recommended by the HR Committee to the Budget/Information Technology Committee for approval by the board of directors. The benefit plans that will be offered, and any changes to those plans from year to year, are approved by the board of directors after review and recommendation by the HR Committee. The HR Committee also recommends the goals, payouts and qualifications for both annual short-term incentive plans and the long-term incentive plan for board of directors’ review and approval.

Role of the Named Executive Officers in the Compensation Process

The NEOs assist the HR Committee and the board of directors by providing support to any compensation consultants engaged by the board or HR Committee. The Director of HR & Administration assists by gathering research on compensation trends, peer groups, cost of living, and other market data requested by the President–CEO, the HR Committee, the Audit Committee, or the board of directors. Additionally, the Director of HR & Administration makes recommendations regarding officer appointments and salary levels for all Bank employees, which are evaluated by senior management or one of the board committees, depending on the position. Further, senior management prepares the strategic plan financial forecasts for the board of directors and the Budget/Information Technology Committee, which are then used to establish the goals and payout terms for the incentive compensation plans.

Role of Compensation Consultants in Setting Executive Compensation

The salary and benefit benchmarks we use to establish reasonable and competitive compensation for our employees are the competitor groups established by Aon Consulting and its affiliate, McLagan Partners. The primary peer group is comprised of a number of regional/commercial banks and other companies as listed below (“Primary Peer Group”). The other eleven FHLBs are the secondary peer group (“Secondary Peer Group”), including a sub-set of “non-metro” FHLBs, which excludes the FHLBs of Atlanta, Chicago, New York and San Francisco. The Primary and Secondary Peer Groups are collectively referred to as “Peer Groups.” For certain positions, with input from salary and benefits consultants, we use job specific benchmarks for similar jobs that may or may not reflect actual job responsibilities, but are determined by the consultant to be market comparable and represent realistic employment opportunities. For example, the compensation of the President–CEO of our Bank would not necessarily be compared to that of the President–CEO of a Primary Peer Group company; rather, his compensation may be compared to that of the President–CEO of a division or subsidiary company of that Primary Peer Group. The institutions in the Primary Peer Group, as determined in 2008, are:

Abbey Financial Markets	Hong Kong Shanghai Banking Corporation — Corporate Investment Banking and Markets
Algemene Bank Nederland-Amsterdam Roterdam Bank	Hong Kong Shanghai Banking Corporation — Investment Banking Technology
Accenture	Hypo Vereinsbank
American International Group	Intercapital
ALLCO Finance Group	Internationale Nederlanden Groep
AllianceBernstein L.P.	Investment Technology Group
Allianz Global Investors	Jackson National Life
Allianz Life Insurance of North America	Janney Montgomery Scott Inc.
Allied Irish Bank	John Pierpont Morgan Fleming Asset Management
American Express	Keefe, Bruyette & Woods, Inc.
Ameriprise Financial, Inc.	KeyCorp
Archelon	Klynveld Peat Marwick Goerdeler

Australia & New Zealand Banking Group	Landesbank Baden-Wurttemberg
AXA Investment Managers	Lava Trading Inc.
Banco Santander	Legg Mason, Inc.
Bank of America	Lloyds TSB
Bank of New York	Manufacturing & Traders Trust Bank Corporation
Bank of Tokyo — Mitsubishi UFJ	Man Group plc
Barclays Capital Group	Mellon Financial Corporation
Barclays Global Investors	Metropolitan Life Insurance Company
Bayerische Landesbank	Mizuho Corporate Bank, Ltd.
B.C. Ziegler & Co.	Montgomery & Co, LLC
Black River Asset Management	Morgan Keegan & Company, Inc.
Bank of Montreal Financial Group	Morgan Stanley Asset Management
Banque Nationale de Paris Paribas	National City Corporation
Bank of Oklahoma Financial Corporation	NATIXIS
Boston Stock Exchange	Needham & Co.
Branch Banking & Trust Co.	New York Stock Exchange, Inc.
Broadpoint Securities Group	NewStar Financial Inc
Brown Brothers Harriman & Co.	Nollenberger Capital
Cain Brothers & Company, LLC	Northern Trust Corporation, The
Calyon Financial Inc.	Northwestern Mutual Life Insurance Company
Capital One	Piper Jaffray
Cargill	Pittsburgh National Corporation Bank
Chicago Mercantile Exchange	PricewaterhouseCoopers
Canadian Imperial Bank of Commerce World Markets	Prudential Financial
Citigroup	Rabobank Nederland
Citigroup Alternative Investments	Raymond, James & Associates
Citigroup Corporate Center	Robert W. Baird & Co. Inc.
Citigroup Global Wealth Management	Royal Bank of Canada
Citigroup Investment Research	Royal Bank of Scotland/Greenwich Capital
Commerzbank	Russell Investment Group
Compass Bancshares, Inc.	Sagent Advisors Inc.
Constellation Energy Group	Securities America
Cushman & Wakefield, Inc.	Signal Hill Capital Group
Depfa Bank plc	Silicon Valley Bank
Depository Trust & Clearing Corporation	Societe Generale
Deutsche Asset Management	Sovereign Bank
Dresdner Kleinwort	Standard Chartered Bank
Dresner Partners	State Street Bank & Trust Company
DeutscheVerkehrsBank	Sumitomo Mitsui Banking Corporation
Deutsche Zentralgenossenschaftbank	SunTrust Banks
EquiLend	Synovus
Fidelity Investments	Toronto Dominion Securities
Fifth Third Bank	The Bank of Nova Scotia
Fimat USA, Inc.	The Commercial Investment Trust Group
Financial Industry Regulatory Authority	The Sumitomo Trust & Banking Co., Ltd.
FitchRatings Ltd	Teachers Insurance & Annuity Association — College Retirement Equities Fund
Fortis Financial Services LLC	Union Bank of California
Freddie Mac	Union Bank of Switzerland Global Asset Management
General Electric Commercial Finance	Wachovia Corporation
General Motors Acceptance Corporation	Washington Mutual
Harris Williams	Wells Fargo Bank
Harvard Management Company, Inc.	Westdeutsche Landesbank Gironzentrale
Hess Corporation	Westpac Banking Corporation
Hong Kong Shanghai Banking Corporation — Bank	William Blair & Company

The Executive/Governance and HR Committees target the median market level (within ± 5%) of the salary and benefits benchmarks, based on our culture of expecting above-peer financial performance, stability, prudent risk taking and conservative operating philosophies. Also, individual employee differences, including job performance results, responsibilities, experience and tenure, are considered when establishing individual base salaries of the NEOs. The Bank recruits and desires to retain senior management from national markets. Consequently, cost of living in Indiana, which is quite favorable compared to most other comparably-sized cities, is not a direct factor in determining compensation.

During 2008, the board of directors engaged Aon Consulting and its affiliate, McLagan Partners, to complete a comprehensive compensation review, including salary and benefits with an emphasis on the retirement plans. Their engagement was limited to this comprehensive review with respect to our compensation, benefits, and director fees, and did not include consultation concerning hiring or staffing matters. This review was completed in May 2008, and resulted in modifications to our compensation philosophy and structure for NEOs as follows:

•	The Short-Term Incentive (“STI”) Plan was increased;

•	The Long-Term Incentive (“LTI”) Plan was established; and

•	Effective July 1, 2008, all new hires are enrolled in an amended defined benefit plan.

These modifications are further described in the following sections. These modifications also affected compensation provided to other officers and employees of the Bank.

Elements of Compensation Used to Achieve Compensation Philosophy and Objectives

The total compensation mix for NEOs in 2009 consisted of:

(1)	base salaries;

(2)	annual short-term incentive opportunities;

(3)	long-term incentive opportunities;

(4)	retirement benefits; and

(5)	perquisites and other benefits.

Base Salaries

Unless otherwise described, the term “base salary” as used herein refers to an individual’s annual salary, before considering incentive compensation, bonus, service awards, perquisites, deferred compensation, taxes, or any other adjustments that may be elected or required. As previously discussed, the base salary for the President–CEO is determined differently than the base salaries for our other NEOs. The base salary for the President–CEO is established annually by the full board of directors after review and recommendation by the Executive/Governance Committee. The base salaries for our other NEOs are set annually by the President–CEO, generally after an advisory consultation with the HR Committee. We have concluded that this different treatment, and the additional level of scrutiny to which the base salary determination for the President–CEO is subjected, is appropriate in light of the nature of the position of President–CEO and the extent to which the President–CEO is responsible for the overall performance of the Bank. Merit increases to base salaries are used, in part, to keep our NEO salary levels competitive with the market.

In setting the base salary for the President–CEO, the Executive/Governance Committee and board of directors have discretion to consider a wide range of factors, including the President–CEO’s individual performance, the performance of the Bank overall, the President–CEO’s tenure, and the amount of the President–CEO’s base salary relative to the base salaries paid to executives in similar positions in the 50th and 75th percentile of executive salaries in our Peer Groups. Though a policy or a specific formula has not been developed for such purpose, the Executive/Governance Committee and board of directors also consider the amount and relative percentage of the President–CEO’s total compensation that is derived from his base salary. In light of the wide variety of factors that are considered, the Executive/Governance Committee and board of directors have not attempted to rank or otherwise assign relative weights to the factors they consider. The Executive/Governance Committee and board of directors consider all the factors as a whole in reaching a determination with respect to the President–CEO’s base salary. Based upon the foregoing, at year-end 2008, the Executive/Governance Committee and board of directors approved a merit increase for Mr. Miller of 3.7% for 2009, resulting in an annual base salary of $518,518.

When setting the base salaries for our other NEOs, the President–CEO has discretion to consider a wide range of factors including each NEO’s qualifications, responsibilities, assessed performance contribution, tenure, position held, amount of base salary relative to similarly-positioned executives in our Peer Groups, input from the HR Committee, and the Bank’s overall salary budget. Though a policy or a specific formula has not been developed for such purpose, the President–CEO also considers the amount and relative percentage of total compensation that are derived by the NEOs from their base salaries. Based upon his subjective evaluation and weighting of the various factors, the President–CEO provided the following adjustments to the base salaries of the NEOs for 2009:

NEO	Merit Increase % for 2009	Base Salary for 2009
Cindy L. Konich	3.7%	$311,115
Gregory L. Teare	3.7%	222,976
Paul J. Weaver	5.0%	222,586
Jonathan R. West	5.0%	285,896
Sunil U. Mohandas	5.0%	246,766

These salary adjustments were within the range of merit and market-based increases recommended by the HR Committee and the Budget/Information Technology Committee, and approved by the board of directors on October 16, 2008, for all employees of the Bank.

On October 15, 2009, the HR Committee recommended, and the board of directors approved, 2010 merit and market-based increases totaling 3.0% of annual base. An additional 1.0% was approved for promotional and equity adjustments. These approved amounts were used in adjusting the base salaries of Bank employees for 2010. These amounts were then incorporated in our 2010 operating budget as recommended by our Budget/Information Technology Committee and approved by our board of directors on November 20, 2009. Within this budget, the President–CEO, after discussion with the HR Committee, provided the following adjustment to the other NEOs for their base salaries for 2010:

NEO	Merit Increase % for 2010	Base Salary for 2010
Cindy L. Konich	3.0%	$320,450
Gregory L. Teare(1)	5.0%	234,130
Jonathan R. West	3.0%	294,476
Sunil U. Mohandas	3.0%	254,176

(1)	The merit increase percentage for Mr. Teare for 2010 was larger than the merit increase percentages for the other NEOs due to a re-assessment of similarly-positioned executives in our Peer Groups.

The Executive/Governance Committee and board of directors approved a merit increase for Mr. Miller of 3.0% for 2010, resulting in an annual base salary of $534,066.

Incentive Opportunities

Generally, as an executive’s level of responsibility increases, a greater percentage of total compensation is based on our overall performance. Our incentive plans have a measurement framework that rewards both profits and member product usage, consistent with our mission.

As discussed in more detail below, the Bank’s incentive plans are performance-based, and represent a reasonable risk-return balance between product usage by our cooperative members and modest profit targets expected by our shareholder investors. The Bank has safely and prudently used a similar structure for annual incentive goals for its senior officers since 1989.

The pay-outs of the STI Plan (annually) and LTI Plan (over three years) are generally calculated as follows:

Performance result for each mission goal in the plan	x	Interpolation factor between threshold, target and maximum award levels	x	Weighted value for each goal	x	% of base salary bonus opportunity based on job position	=	Sum of all target awards	x	Participants annual base salary	=	Bonus award

Annual Short-Term Incentive Opportunities

Under the 2009 STI Plan there were four mission goals for all employees including the NEOs, but excluding those in the Internal Audit Department, whose annual incentive compensation was not based upon our performance. These goals were tied to potential dividend, Advances, MPP volume, and the total amount of CIP Advances originated. The goals were weighted based upon overall impact on our financial performance, and the plan established threshold, target, and maximum performance goals.

These incentive goals were derived from, and each is specifically aligned to, our strategic plan and financial forecast that were prepared by management and approved by the board. The HR Committee and Budget/Information Technology Committee each reviewed the STI Plan before recommending the 2009 STI Plan to the full board of directors, which approved the plan on January 23, 2009, as amended on July 30, 2009. The July 2009 amendments provide that, to be eligible to receive a payment under the Plan, an employee must be actively employed at the Bank on March 15 of the year following the Plan year or be on an approved leave of absence, including leave under the Family and Medical Leave Act. In the event a participant terminates employment during the Plan year, he or she will not be eligible to receive incentive payments under the Plan, unless the termination is due to death or disability. The purpose of these changes is to reduce turnover throughout the Plan year. The July 2009 amendments did not change the Plan goals.

Under the terms of the 2009 STI Plan, the board of directors in its discretion could reduce or eliminate payout that was otherwise earned under the plan, if the board of directors found that a serious, material safety or soundness problem or a serious, material risk management deficiency exists at the Bank. The board of directors made no such finding, and thus exercised its discretion not to reduce or eliminate payouts otherwise earned under the 2009 STI Plan.

The weights, specific goals, and our actual result for each 2009 mission goal are presented below ($ amounts in millions):

Mission Goals	Weighted Value	Threshold	Target	Maximum	Actual	Attainment Percentage (Interpolated)	Weighted Average
Profitability
Potential Dividend over our Cost of Funds(1)	50%	50 bps	100 bps	250 bps	> maximum	100%	50%
Advances
Increase in Average Total Advances(2)	35%	4%	8%	20%	< threshold	0%	0%
Mortgage Purchase Program
MPP production(3)	10%	$238	$325	$750	$571	89%	9%
Community Investment
CIP Advances Originated(4)	5%	$25	$50	$100	$68	84%	4%

Total Achievement							63%

(1)

This is measured in basis points (“bps”) and is defined as adjusted net income as a percentage of average total capital stock. Adjusted net income is adjusted (a) for the effects of current and prior period prepayments and debt extinguishments, (b) to exclude mark-to-market adjustments and other effects from derivatives and hedging activities, and (c) to exclude the effects from interest expense on MRCS. This definition assumes no material change in investment authority under the Bank’s financial management policy, regulation, policy or law.

(2)	This represents the increase in the average Advance balance in 2009 compared to 2008 for all members, except certain of our largest borrowers. This excludes non-members but includes Community Investment Program Advances. This calculation does not take into account the effects of derivatives and hedging activities.
(3)	MPP production is the amount of all master delivery commitments traded in 2009. This goal assumes that the member will not have to purchase capital stock in the Bank for its MPP sales. This definition also assumes no material change in MPP authority under the Bank’s financial management policy, regulation, policy or law. When calculating achievement between the minimum threshold and maximum performance, no single member can account for more than 25% of production.
(4)	Newly originated Community Investment Cash Advances, including Community Investment Program, HomeRetain and other qualifying Advances, provided in support of targeted projects as defined in 12 CFR Part 952 and the Bank Act.

The percent of base salary that an eligible participant may earn for certain target achievement levels and the actual percent of base salary payout achieved are presented below:

2009 STI Plan

    % of Base Salary By

Target Achievement Level

Payable in 2010

NEO	Threshold(1)	Target(1)	Maximum(1)	Payout
Mr. Miller	30%	50%	70%	44.0%
Ms. Konich	20%	30%	40%	25.3%
Mr. Teare	20%	30%	40%	25.3%
Mr. West	20%	30%	40%	25.3%
Mr. Mohandas	20%	25%	30%	19.1%

(1)	For overall salary and benefit administration purposes, the threshold performance goals alone are expected to be achieved, over a ten-year horizon, approximately ten percent (10%) of the time. The target performance goals are based generally on budget forecast objectives, plus a five percent (5%) stretch, and ordinarily should be achieved. The maximum performance goals represent truly exceptional performance (e.g., approximately budget +15%), and are expected to be accomplished approximately ten percent (10%) of the time.

Long-Term Incentive Opportunities

To remain market-competitive at the median level of the benchmarks, to promote stability in earnings, and to facilitate our long-term safe and sound operation, the board of directors established, commencing January 1, 2008, an LTI Plan based on a rolling three-year performance period. For example, LTI Plan payments earned for the 2008-2010 plan period will be paid in 2011, and payments earned for the 2009-2011 plan period will be paid in 2012. Any payments under the LTI Plan will not be included in a participant’s compensation for purposes of calculating a benefit under the Pentegra Defined Benefit Plan for Financial Institutions or the 2005 Supplemental Executive Retirement Plan. In general, an award will be earned, and therefore vested, if the applicable performance goals for the period are satisfied and the participant is employed on the last day of the performance period. An LTI Plan award is forfeited if a participant terminates service, unless the termination is due to death, disability, retirement, resignation for good reason (such as reorganization of the Bank and a material change in the participant’s job status, position, or title not representing a promotion), or merger or liquidation. A participant who retires during a performance period is eligible for a pro-rated payout based on the amount of time served during the period, provided the participant, as of the date of retirement, is at least 60 years of age and has completed at least 5 years of service. The percent of annual base salary opportunity that an eligible participant may earn for certain target achievement levels are presented below:

2009 LTI Plan

    % of Base Salary By

Target Achievement

Payable in 2012

Eligible Participants	Threshold	Target	Maximum	Payout
Level I Participant
Mr. Miller	15%	30%	45%	(3)

Level II Participants
Ms. Konich	10%	20%	30%	(3)
Mr. Teare	10%	20%	30%	(3)
Mr. West	10%	20%	30%	(3)
Mr. Mohandas	(2)	(2)	(2)	(2)
Senior Vice Presidents and Others Board — Designated(1)	10%	20%	30%	(3)

(1)	The Director of Internal Audit (in 2009, under a separate Internal Audit LTI Plan) is considered an eligible Level II participant at the Senior Vice President level.
(2)	Mr. Mohandas was not a Level II participant for the 2009-2011 LTI Plan.
(3)	The 2009 LTI Plan award cannot yet be calculated and will be paid out, if applicable, in 2012.

For the LTI Plan, the board of directors has created a discretionary award pool for Level II and Level III participants (defined as any individual who is not a Level I or II participant) to be determined by the board of directors in its discretion, after receiving input from the President–CEO and the HR Committee. The amount of the discretionary incentive pool may not exceed 20% of the aggregate awards earned by the Level I and Level II participants over that three-year award period.

All LTI Plan participants, as a condition of participation in the LTI Plan, must sign a non-solicitation and non-disclosure agreement. Under this agreement, the participant agrees not to (i) disclose the Bank’s confidential information or use such information for personal benefit or to compete against the Bank at any time, or (ii) solicit or hire any Bank employee during the participant’s employment at the Bank and for 12 months following the participant’s termination of service from the Bank.

Under the terms of the LTI Plan, the board of directors may in its discretion reduce or eliminate an award that was otherwise earned under an LTI Plan if the board of directors finds that a serious, material safety or soundness problem or a serious, material risk management deficiency exists at the Bank. Although a three-year award period has not yet been completed under the LTI Plan, to date the board of directors made no such finding, and thus it has not reduced or eliminated awards otherwise earned under the LTI Plan.

Under the 2009 LTI Plan, there were four mission goals for the participants, excluding the Director of Internal Audit whose goals were established by the Audit Committee. The 2009 LTI Plan goals were the same as those for the 2009 STI Plan, and were tied to potential dividend, Advances, MPP volume, and the total amount of CIP Advances originated. The goals were weighted based upon overall impact on our profitability and the plan set threshold, target and maximum performance goals.

Retirement Benefits

We have established and maintain a comprehensive retirement program for NEOs. During 2009, we offered a qualified defined benefit plan, a qualified defined contribution plan, a non-qualified supplemental defined benefit plan, and a non-qualified supplemental defined contribution plan, in order for our total compensation to be competitive with our Peer Groups. The benefits provided by these plans are components of the total compensation opportunity for NEOs. The board of directors believes that these plans serve as valuable retention tools and provide significant tax deferral and resources for the participant’s long-range financial planning. Each of these four plans is discussed below.

Pension and Thrift Plans

The Bank’s retirement program is comprised of two qualified retirement plans: the Pentegra Defined Benefit Plan for Financial Institutions (“DB Plan”) and the Pentegra Defined Contribution Plan for Financial Institutions (“DC Plan”).

In response to federal legislation which imposes restrictions on the pension benefits payable to executives, in 1993 and 1994 we established two non-qualified benefit equalization plans: the Supplemental Executive Retirement Plan (“SERP”) and the Supplemental Executive Thrift Plan (“SETP”). In order to grandfather the SERP and SETP under the laws in effect prior to the effective date of the Internal Revenue Code (“IRC”) Section 409A regulations, both the SERP and SETP plans were frozen on December 31, 2004, and are now referred to as the “Frozen SERP” and “Frozen SETP,” respectively. A separate SERP (as amended and restated effective January 1, 2008) (“2005 SERP”) and a separate SETP (as amended and restated effective January 1, 2008) (“2005 SETP”) were established effective January 1, 2005, to conform to the Section 409A regulations. The Frozen SERP and 2005 SERP are collectively referred to as the “SERPs” and the Frozen SETP and the 2005 SETP are collectively referred to as the “SETPs.” In addition to the NEOs, certain other officers are eligible to participate in the 2005 SETP and 2005 SERP.

These benefit plans have been amended and restated from time to time to comply with changes in laws and regulations of the Internal Revenue Service (“IRS”) and to modify certain benefit features. Copies of the SERP and SETP plan documents are on file with the SEC. See the Exhibit Index for cross-reference information.

On November 20, 2009, the board of directors adopted resolutions to terminate the SETPs. The board of directors decided to terminate the SETPs due to increased concerns of possible restrictions on payments under the SETPs in cases where the Bank is not insolvent. The SETPs were terminated effective December 23, 2009, upon the Bank’s receipt of acknowledgement from the Finance Agency that the board of directors had the authority to terminate these plans. All account balances under these two plans will be distributed to participants in lump-sum payments on or about December 24, 2010. Prior distribution elections by terminated participants under the plans will be honored until mid-December 2010 in accordance with the terms of the plans and IRC Section 409A regulations. For additional information, please refer to our Current Report on Form 8-K filed on December 29, 2009.

The DB Plan and SERPs provide benefits based on a combination of an employee’s length of service and annual compensation, except as described below for Mr. Miller. The DC Plan and SETPs provide benefits based upon amounts deferred by the employee and employer matching contributions based upon length of service and the amount of the employee’s deferral and compensation.

DB Plan and SERP

All employees, including the NEOs, who have met the eligibility requirements participate in the DB Plan, a tax-qualified, multi-employer defined benefit pension plan. The plan neither requires nor permits employee contributions. Participants’ pension benefits vest upon completion of five years of service. Benefits are based upon compensation up to the annual compensation limit under the IRC, which was $245,000 in 2009. In addition, benefits payable to participants in the DB Plan may not exceed a maximum benefit limit under the IRC, which in 2009 was $195,000, payable as a single life annuity at normal retirement age. The SERPs are benefit equalization plans which were adopted to restore benefits to participating executives which are not available under the DB Plan as a result of these IRC limits.

The SERPs, as non-qualified retirement plans, restore retirement benefits that an eligible employee would otherwise receive, absent the limitations imposed by the IRC on the benefit the employee may receive from the DB Plan. In this respect, the SERPs are an extension of our retirement commitment to our NEOs as highly-compensated employees, because they preserve and restore the full pension benefits which, due to IRC limitations, are not payable from the DB Plan.

In determining whether an eligible employee is entitled to a restoration of retirement benefits, the SERPs utilize the identical benefit formula applicable to the DB Plan. In the event that the benefit payable from the DB Plan has been reduced or otherwise limited, the employee’s lost benefits are payable under the terms of the SERPs.

In connection with an early retirement option offered in late 2006, Mr. Miller elected to retire effective December 29, 2006, and was granted an early retirement benefit. This early retirement benefit included an additional three years of service and three years of age (“3+3”) for purposes of calculating his accrued benefit under the DB Plan and the SERPs. On July 16, 2007, Mr. Miller was re-hired as the Bank’s President–CEO. At that time, all scheduled future payments from the SERPs were suspended until Mr. Miller retires again. Mr. Miller is eligible to participate in and accrue additional benefits under the DB Plan and the 2005 SERP (but not the Frozen SERP, because accruals to it were frozen as of December 31, 2004). The DB Plan benefit to be paid to Mr. Miller upon his future retirement will include the value of the early retirement benefit (3+3) but will also automatically be reduced, under the terms of the DB Plan, by the lump sum benefit of $1,230,601 he received from the DB Plan when he retired in 2006. The Frozen SERP benefit to be paid to Mr. Miller upon his future retirement will include the value of the early retirement benefit but will also automatically be reduced, under the terms of the Frozen SERP, to take into account the one installment payment of $308,231 that Mr. Miller has already received under the SERPs. The 2005 SERP provides that, upon his future retirement, Mr. Miller’s benefit will include the value of the early retirement benefit and will be reduced to take into account his receipt of a lump sum payout of $1,242,282 (for a total SERP payout of $1,550,513) from his 2006 retirement, and will be increased by the plans’ returns on the undisbursed funds (if any).

The Executive/Governance Committee considered these benefits when it established Mr. Miller’s compensation package in June 2007. The committee also considered other FHLBs’ CEO compensation and reviewed salary data supplied by McLagan and Towers Perrin. Using this data, the committee approved a motion to offer Mr. Miller base pay of $400,000 with a short-term incentive bonus not to exceed 50% of base pay. The committee discussed concerns about the prior payment of the early retirement benefit, and this was taken into account in setting the new compensation package. An additional $450,000, which represents the amount determined by the board of directors to approximate the after-tax value of the additional benefit Mr. Miller received under the early retirement benefit, will also be deducted from his future earned payouts under the 2005 SERP.

The DB Plan was amended, effective for all employees hired on or after July 1, 2008, to provide a reduced benefit. All employees hired on or before June 30, 2008, were grandfathered under the benefit formula and the terms of the DB Plan in effect as of June 30, 2008 (“Grandfathered DB Plan”) and are eligible to continue under the Grandfathered DB Plan, subject to future plan amendments made by the board of directors. All employees hired on or after July 1, 2008, are enrolled in the amended DB Plan (“Amended DB Plan”). See below for a description of the differences in benefits included in these plans.

Grandfathered DB Plan

The following table shows estimated annual benefits payable upon retirement at age 65 by combining the Grandfathered DB Plan and the SERPs. The estimated annual benefits are calculated in accordance with the formula currently in effect for specified years of service and compensation for individuals participating in both plans, and hired prior to July 1, 2008:

Sample High 3-Year Average Compensation	Annual Benefits Payable at age 65 Based on Years of Benefit Service
	15	20	25	30	35
$200,000	$75,000	$100,000	$125,000	$150,000	$175,000
$300,000	112,500	150,000	187,500	225,000	262,500
$400,000	150,000	200,000	250,000	300,000	350,000
$500,000	187,500	250,000	312,500	375,000	437,500
$600,000	225,000	300,000	375,000	450,000	525,000
$700,000	262,500	350,000	437,500	525,000	612,500

•

Formula: The combined Grandfathered DB Plan and SERPs benefit equals 2.5% times years of benefit service times the high three-year average compensation. Benefit service begins one year after employment, and benefits are vested after five years. Benefit payments commencing before age 65 are reduced by applying an early retirement factor based on the employee’s age when payments begin. The allowance payable at age 65 would be reduced by 3% for each year the employee is under age 65. If the sum of age and years of vesting service at termination of employment is at least 70 (“Rule of 70”), the retirement allowance would be reduced by 1.5% for each year the employee is under age 65. See above paragraph that describes the calculation of benefits for Mr. Miller. Beginning at age 66, retirees are also provided an annual retiree cost of living adjustment of 3% per year, which is not reflected in the table above.

Amended DB Plan

The following table shows estimated annual benefits payable upon retirement at age 65 by combining the Amended DB Plan and the 2005 SERP. The estimated annual benefits are calculated in accordance with the formula currently in effect for specified years of service and compensation for individuals participating in both plans, hired on or after July 1, 2008:

Sample High 5-Year Average Compensation	Annual Benefits Payable at age 65 Based on Years of Benefit Service
	15	20	25	30	35
$200,000	$45,000	$60,000	$75,000	$90,000	$105,000
$300,000	67,500	90,000	112,500	135,000	157,500
$400,000	90,000	120,000	150,000	180,000	210,000
$500,000	112,500	150,000	187,500	225,000	262,500
$600,000	135,000	180,000	225,000	270,000	315,000
$700,000	157,500	210,000	262,500	315,000	367,500

•

Formula: The combined Amended DB Plan and 2005 SERP benefit equals 1.5% times years of benefit service times the high five-year average compensation. Benefit service begins one year after employment, and benefits are vested after five years. Benefit payments commencing before age 65 are reduced by applying an early retirement factor based on the employee’s age when payments begin. The allowance payable at age 65 would be reduced according to the actuarial equivalent based on actual age when early retirement commences. If an employee satisfied the Rule of 70 at termination of employment, the retirement allowance would be reduced by 3.0% for each year the employee is under age 65.

A comparison of the Grandfathered DB Plan and the Amended DB Plan is included below:

DB Plan Provisions	Grandfathered DB Plan (All Employees Hired on or before June 30, 2008)	Amended DB Plan (Effective July 1, 2008)
Benefit Increment	2.5%	1.5%
Cost of Living Adjustment	3.0% Per Year Cumulative, Commencing at Age 66	None
Normal Form of Payment	Guaranteed 12 Year Payout	Life Annuity
Early Retirement Reduction for less than Age 65:
a) Rule of 70	1.5% Per Year	3.0% Per Year
b) Rule of 70 Not Met	3.0% Per Year	Actuarial Equivalent

With respect to all employees (regardless of date of employment):

•	Eligible compensation includes salary, STI, bonus (excluding LTI), and any other compensation that is reflected on the IRS Form W-2 (but not including any compensation deferred from a prior year).

•

Retirement benefits from the Frozen SERP may be paid in the form of a lump sum payment or annual installments up to 20 years, or a combination of lump sum and annual payments. Retirement benefits from the 2005 SERP may be paid in the form of a lump sum payment, or annual installments up to 20 years, or a combination of lump sum and annual payments. The benefits due from the SERPs are paid out of a Rabbi Trust that we have established or out of the Bank’s general assets. The assets of the Rabbi Trust are subject to the claims of the Bank’s general creditors.

•

Retirement benefits from the DB Plan are paid in the form of a lump sum, annuity, or a combination of the two, at the election of the retiree at the time of retirement. Any payments involving a lump sum are subject to spousal consent.

The 2005 SERP was amended to clarify that, for employees hired on or after July 1, 2008, who have previously accrued Pentegra retirement benefits, the 2005 SERP will only restore benefits earned while at our Bank. The 2005 SERP was also amended to reflect the conforming changes otherwise reflected in the July 1, 2008, board of directors’ resolution, including the decision not to include LTI payments in the 2005 SERP.

DC Plan

All employees, including the NEOs, who have met the eligibility requirements may participate in the DC Plan, a retirement savings plan qualified under the IRC (Section 401(k)). We match employee contributions based on the length of service and the amount of employee contribution. All employees and officers otherwise eligible, regardless of hire date before, on, or after July 1, 2008, may participate in the DC Plan.

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

Eligible compensation in the DC Plan is defined as base salary. A participant may elect to contribute up to 50% of eligible compensation under the DC Plan, subject to the following limits. Under IRS regulations, in 2009 an employee could contribute up to $16,500 of eligible compensation on a pre-tax basis, and employees over age 50 could contribute up to an additional $5,500 on a pre-tax basis. Employee contributions over that amount are made on an after-tax basis. A total of $49,000 per year may be contributed to a participant’s account, including our matching contribution and the employee’s pre-tax and after-tax contributions. In addition, no more than $245,000 of annual compensation may be taken into account in computing eligible compensation. The amount deferred on a pre-tax basis will be taxed to the participant as ordinary income when distributed from the plan. The plan permits participants to self-direct the investment of their accounts into one or more investment funds. All returns are at the market rate of the related fund.

Supplemental Executive Thrift Plans (SETPs)

The SETPs, as non-qualified thrift plans, restore retirement benefits that an eligible employee would otherwise receive, absent the limitations imposed by the IRC on the contributions made on behalf of the eligible employee to our DC Plan. In this respect, the plans are an extension of our retirement commitment to our NEOs and other highly compensated employees, because they preserve and restore the full retirement benefits which, due to IRC limitations, are not payable from the qualified DC Plan.

In determining whether an eligible employee is entitled to a restoration of retirement benefits, the SETPs utilize the identical benefit formulas applicable to the DC Plan. In the event that the contributions made to the DC Plan on behalf of the eligible employee have been reduced or otherwise limited, the employee’s lost benefits are payable under the terms of the SETPs. Prior to the cessation of contributions to the 2005 SETP in late 2009 (as a result of the plan’s termination as discussed above), participants in the 2005 SETP could have elected to defer up to 100% of their eligible compensation (base salary) and up to 100% of both their annual incentive payout and their long-term incentive payout. Amounts deferred under the SETPs were credited to the eligible employee’s account on a tax-deferred basis. The Bank has established Rabbi Trusts to fund the SETPs, and, to the extent funds in the trusts are insufficient, payments would be made out of the Bank’s general assets. Benefits received by the participants from these plans are recognized as ordinary income in the year in which they are distributed. As explained above, the board of directors terminated the SETPs effective December 23, 2009.

Executive Perquisites and Other Benefits

Perquisites and other benefits are provided to the NEOs as a matter of market competitiveness and are commensurate with their overall position, duties, and responsibilities.

We offer the following perquisites and other benefits to the NEOs:

•	DB Plan and DC Plan (as discussed above);

•	participation in the SERP and SETP (until SETP deferrals ceased as of December 21, 2009);

•	medical, dental, and vision insurance (subject to employee expense sharing);

•	vacation leave, which increases based upon officer title and years of service;

•	life and long-term disability insurance;

•	travel insurance;

•	educational assistance;

•	reimbursement, limited to $200 annually, for health club membership or in-home health equipment;

•	employee relocation assistance, where appropriate, for new hires;

•	spousal travel to board and preapproved industry activities (limited to two events per year); and

•	annual physical examination.

The incremental cost of such perquisites to us is included in the Summary Compensation Table. Many of these benefits are also provided to other Bank employees.

Key Employee Severance Agreements

We have Key Employee Severance Agreements with certain officers, including some of the NEOs. Please refer to the “Executive Compensation — Potential Payments Upon Termination or Change in Control” section below for additional information concerning Key Employee Severance Agreements.

Tax Considerations

The board of directors has structured the compensation programs to comply with IRC Section 409A. If an executive is entitled to nonqualified deferred compensation benefits that are subject to IRC Section 409A, and such benefits do not comply with IRC Section 409A, then the benefits are taxable in the first year they are not subject to a substantial risk of forfeiture. In such case, the executive is subject to payment of regular federal income tax, interest and an additional federal income tax of 20% of the benefit includable in income.

Summary Compensation Table for 2009

Name and Principal Position (a)	Year (b)	Salary ($) (c)(1)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)(2)	All Other Compensation ($) (i)(3)	Total ($) (j)
Milton J. Miller, II President — CEO (PEO)	2009	$538,461	$228,242	$1,275,000	$22,265	$2,063,968
	2008	500,006	350,004	748,000	32,390	1,630,400
	2007	176,928	80,957	1,358,000	81,889	1,697,774
Cindy L. Konich Senior Vice President — Chief Financial Officer (PFO)	2009	323,082	78,585	586,000	20,230	1,007,897
	2008	300,014	120,006	382,000	14,835	816,855
	2007	217,568	61,646	138,000	13,141	430,355
Gregory L. Teare Senior Vice President — Chief Banking Officer	2009	231,552	56,322	36,000	1,894	325,768
Paul J. Weaver Senior Vice President — Chief Accounting Officer	2009	42,805	9,371	1,835,000	50,627	1,937,803
	2008	211,978	84,791	155,000	12,858	464,627
	2007	189,254	53,624	46,000	11,431	300,309
Jonathan R. West Senior Vice President — Administration, General Counsel & Corporate Secretary (Ethics Officer)	2009	296,892	72,215	309,000	17,273	695,380
	2008	272,272	108,909	253,000	16,553	650,734
	2007	252,096	71,429	61,000	15,227	399,752
Sunil U. Mohandas First Vice President — Corporate Risk Manager	2009	256,257	47,205	95,000	15,478	413,940

(1)	The 2009 salary amounts represent 27 pay periods in 2009.
(2)	These amounts represent a change in pension values under the Grandfathered DB Plan, Amended DB Plan and the SERPs. No NEO received preferential or above-market earnings on deferred compensation. The change in pension values for Mr. Miller includes an additional three years of service and an additional three years of age as part of the early retirement incentive package that he received from his retirement in December 2006.
(3)	The table below shows the components of the “All Other Compensation” column for 2007 through 2009, which includes the Bank’s match under the DC Plan and the 2005 SETP. Not included in the table are the perquisites that are individually and in the aggregate valued at less than $10,000.

Mr. Miller was named President — CEO effective July 16, 2007. Mr. Weaver voluntarily resigned from the Bank effective February 27, 2009. See our Current Report on Form 8-K filed on February 20, 2009, for additional information concerning Mr. Weaver’s resignation. Information for Mr. Weaver is included in this table and certain other tables because, prior to his resignation, he served as the Bank’s PFO.

All Other Compensation — 2009

Name	Year	Bank Contribution to 2005 SETP	Bank Contribution to DC Plan	Vacation Payout
Mr. Miller	2009	$7,350	$14,700	$—
	2008	16,200	13,800	—
	2007	9,167	1,448	68,984
Ms. Konich	2009	4,957	13,710	—
	2008	2,730	11,956	—
	2007	2,730	10,324	—
Mr. Teare	2009	—	1,801	—
Mr. Weaver	2009	—	2,568	46,925
	2008	1,404	11,369	—
	2007	936	10,419	—
Mr. West	2009	3,768	13,386	—
	2008	2,808	13,636	—
	2007	2,730	12,396	—
Mr. Mohandas	2009	5,616	9,759	—

Annual Incentive Compensation

Grants of Plan-Based Awards Table for 2009

	Estimated Future Payouts Under Non-Equity Incentive Plans
Name (a)	Plan Name	Grant Date (b)(1)	Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)
Mr. Miller	STI	01/23/2009	$155,555	$259,259	$362,963
	LTI	01/23/2009	77,778	155,555	233,333
Ms. Konich	STI	01/23/2009	62,223	93,335	124,446
	LTI	01/23/2009	31,112	62,223	93,335
Mr. Teare	STI	01/23/2009	13,007	19,510	26,014
	LTI	01/23/2009	6,503	13,007	19,510
Mr. Weaver	STI	01/23/2009	7,420	11,129	14,839
	LTI	01/23/2009	N/A	N/A	N/A
Mr. West	STI	01/23/2009	57,179	85,769	114,358
	LTI	01/23/2009	28,590	57,179	85,769
Mr. Mohandas	STI	01/23/2009	49,353	74,030	98,706
	LTI	01/23/2009	N/A	N/A	N/A

(1)	The 2009 STI Plan was approved by our board of directors on January 23, 2009, and was amended on July 30, 2009. The 2009 LTI Plan was approved by our board of directors on January 23, 2009.

There was no guaranteed payout under the 2009 STI Plan or the 2009 LTI Plan. Therefore, the minimum that could be paid out under these plans is $0 for each NEO.

The following table quantifies some of the possible payout scenarios under our 2009 STI Plan:

Name (a)	Payout when meeting none of the minimum thresholds for any component of plan ($) (b)	Payout when meeting minimum threshold for smallest component of plan ($) (c)	Payout when meeting minimum threshold for each component of plan ($) (d)
Mr. Miller	$0	$8,077	$161,538
Ms. Konich	0	3,231	64,616
Mr. Teare	0	2,316	46,310
Mr. Weaver	0	428	8,561
Mr. West	0	2,969	59,378
Mr. Mohandas	0	2,563	51,251

If the minimum threshold for the lightest weighted of the four components was achieved, but we did not reach the minimum threshold for any of the other components, the payout would be 1.50% of the eligible payout for the CEO and 1.00% for the other NEOs (1.50% x base pay for Mr. Miller and 1.00% x base pay for the other NEOs) resulting in a cash payout as noted above in column c.

Retirement Benefits

Pension Benefits Table for 2009

Name (a)	Plan Name (b)	Number of Years of Credited Service (c)(1)(2)	Present Value of Accumulated Benefits (d)	Payments During Last Fiscal Year (e)
Mr. Miller	DB Plan	32	$229,000	$—
	SERP	32	$2,323,000	$—
Ms. Konich	DB Plan	25	$1,025,000	$—
	SERP	25	$679,000	$—
Mr. Teare	DB Plan	7	$45,000	$—
	SERP	1	$11,000	$—
Mr. Weaver	DB Plan	22	$—	$1,166,000
	SERP	22	$97,000	$1,253,000
Mr. West	DB Plan	23	$985,000	$—
	SERP	23	$605,000	$—
Mr. Mohandas	DB Plan	6	$147,000	$—
	SERP	6	$105,000	$—

(1)	The years of credited service for Mr. Miller in the table above have been increased by three years as a result of the terms of the early retirement incentive package. The early retirement incentive was offered to all employees age 50 or older with 10 or more years of service as of December 15, 2006. For each of the NEOs, the years of credited service have been rounded to the nearest whole year.
(2)	Mr. Teare’s employment with the Bank began on September 19, 2008. He was previously employed by the FHLB of Seattle and is credited with five additional years of service for the DB Plan.

The present value of the accumulated benefits is based upon a retirement age of 65, using the RP 2000 mortality table projected five years, a discount rate of 5.96% for the DB Plan, and a discount rate of 5.75% for the SERPs for 2009.

Non-Qualified Deferred Compensation (SETP) for 2009

Name (a)	Executive Contributions in Last FY (2009) (b)(1)	Bank Contributions in Last FY (2009) (c)(2)	Aggregate Earnings in Last FY (2009) (d)	Aggregate Withdrawals/ Distributions (e)	Aggregate Balance at Last FYE (12/31/09) (f)
Mr. Miller	$175,002	$7,350	$(52,841)	$38,022	$655,929
Ms. Konich	$—	$4,957	$39,836	$—	$291,468
Mr. Teare	$—	$—	$—	$—	$—
Mr. Weaver	$—	$—	$(4,006)	$83,728	$94,906
Mr. West	$65,982	$3,768	$108,543	$—	$512,750
Mr. Mohandas	$146,478	$5,616	$3,186	$—	$664,543

(1)	Certain of the amounts in this column ($175,002 for Mr. Miller, $21,782 for Mr. West, and $52,878 for Mr. Mohandas) are also disclosed as a component of “Non Equity Incentive Plan Compensation” in the Summary Compensation Table.
(2)	The amounts in this column are also disclosed as a component of “All Other Compensation” in the Summary Compensation Table.

The SETPs are described in more detail above in “Elements of Compensation Used to Achieve Compensation Philosophy and Objectives — Pension and Thrift Plans.” As previously noted, the board of directors terminated the SETPs effective December 23, 2009.

Potential Payments Upon Termination or Change in Control

We have Key Employee Severance Agreements in place as of December 31, 2009, with two NEOs — Ms. Konich (Senior Vice President — Chief Financial Officer) and Mr. West (Senior Vice President–Administration, General Counsel and Corporate Secretary). These agreements provide for payments and certain continued benefits if the NEO’s employment terminates under certain circumstances in connection with a change in control of the Bank. These agreements are intended to promote retention of these key employees in the event of possible merger or change in control discussions, and to ensure that merger opportunities are evaluated objectively. These agreements compensate these executives by providing increased benefits if the executives are not retained after a merger or other change in control. Under the terms of these agreements, if an executive terminates for “good reason” within 24 months after a change in control, or if an executive is terminated without “cause” within 12 months before and 24 months after a change in control, the executive is entitled to, among other things, a lump sum payment equal to 2.99 times the average of his or her three preceding calendar years’:

•	base salary (less salary deferrals), bonus, and other cash compensation paid;

•	salary deferrals and employer matching contributions to the DC Plan and 2005 SETP; and

•	taxable portion of automobile allowance, if any.

Each severance agreement also provides the NEO with coverage under our medical and dental insurance plans in effect at the time of termination for 36 months (subject to the NEO paying the employee portion of the cost of such coverage). Further, benefits under the DB Plan and the SERPs would be calculated as if the NEO were three years older and had three more years of benefit service, and such increased amount would be funded through the SERPs. The agreements also provide that the NEO would be reimbursed for all reasonable accounting, legal, financial advisory and actuarial fees and expenses incurred by the NEO related to determining or enforcing payments under these agreements.

Additionally, the executives may be responsible for an excise tax on the additional benefits provided in those agreements, in accordance with IRC Section 280G. If it is determined that an executive is liable for such tax payment, the Key Employee Severance Agreements provide for a “gross-up” of the benefits to cover such excise tax payment. This gross-up is shown as a component of the value of the Key Employee Severance Agreements below.

If a change of control of the Bank had triggered payments under severance agreements on December 31, 2009, the contract for the NEOs would have been approximately as follows:

	Ms. Konich	Mr. West
2.99 times average of the 3 prior calendar years base salary, bonuses and other cash compensation paid to the executive	$829,456	$813,238
2.99 times average of the executive’s salary deferrals and employer matching contributions under the DC Plan and the SETP for the 3 prior calendar years	261,179	279,385
2.99 times average of the 3 prior calendar years taxable portion of the executive’s automobile allowance	—	5,651
Additional amount under the SERP equal to the additional benefit calculated as if the executive were 3 years older and had 3 more years of credited service	487,869	506,289
Gross-up payment to cover any excise tax that is not ordinary federal income tax	712,942	698,777
Medical and dental insurance coverage for 36 months	37,475	37,475
Reimbursement of reasonable legal, accounting, financial advisory, and actuarial services(1)	10,000	10,000

Total value of contract	$2,338,921	$2,350,815

(1)	The amount of $10,000 for reimbursement of reasonable legal, accounting, financial advisory, and actuarial services is an estimate.

Mr. Miller, Mr. Mohandas and Mr. Teare are not currently parties to a Key Employee Severance Agreement. The board of directors and the Finance Agency are currently in discussions on whether such an agreement will be offered to Mr. Miller. The severance agreement with Mr. Weaver, our former Chief Accounting Officer, terminated (without any payments thereunder) upon his resignation from the Bank effective February 27, 2009.

The board of directors has adopted a Severance Pay Plan that pays the NEOs, upon a qualifying termination as described below, up to a maximum 52 weeks of base pay computed at the rate of four weeks of severance pay for each year of service with a minimum of 10 weeks of base pay to be paid. In addition, the plan pays a lump sum payment equal to the NEO’s cost to maintain health insurance coverage under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) for the time period applicable under the severance pay schedule. Mr. Mohandas would receive 28 weeks of base pay and 7 months of COBRA. Mr. Teare would receive 10 weeks of base pay and 3 months of COBRA. The Severance Pay Plan may be amended or eliminated by the board of directors at any time. The following table includes the amounts to be paid to the NEOs under the Severance Pay Plan if triggered as of December 31, 2009:

NEO	Cost of COBRA	Cost of Salary	Total Severance
Mr. Miller	$14,817	$518,518	$533,335
Ms. Konich	14,817	311,115	325,932
Mr. Teare	3,704	42,880	46,584
Mr. West	14,817	285,896	300,713
Mr. Mohandas	8,643	132,874	141,517

The following qualifying events will trigger an NEO’s right to severance benefits:

•	The elimination of a job or position;

•	A reduction in force;

•	A substantial job modification, to the extent the incumbent NEO is no longer qualified for, or is unable to perform, the restructured job;

•	The reassignment of staff requiring the relocation by more than 75 miles of the NEO’s primary residence; or

•	The termination of an employee with the Bank resulting from the sale, merger or acquisition of the Bank by another entity.

The Bank will pay the NEO in a lump sum payment the cost of health insurance for the time period applicable under the severance pay schedule in addition to the severance pay.

This plan does not apply to NEOs who have a Key Employee Severance Agreement with the Bank, if a qualifying event has triggered payment under the terms of that agreement.

The amounts discussed above do not include payments and benefits to the extent that they are provided on a nondiscriminatory basis to NEOs generally upon termination of employment. These include:

•	Accrued salary and vacation pay;

•	Distribution of benefits under the DB Plan; and

•	Distribution of plan balances under the DC Plan.

The amounts discussed above also do not include payments from the SETPs and SERPs. The amounts may be found in the Deferred Compensation Table and Pension Benefits Table, respectively.

Director Compensation

In accordance with the Finance Agency’s regulations and the Bank Act, we have established a formal policy governing the compensation and travel reimbursement provided to our directors. Under this policy, as in effect in 2009, compensation was comprised of per-day in-person meeting fees and quarterly retainers, subject to the combined fee cap as shown below. The fees compensate directors for:

•	time spent reviewing materials sent to them on a periodic basis;

•	preparing for meetings;

•	actual time spent attending the meetings of our board or its committees; and

•

participating in any other activities, such as attending new director orientations and director meetings called by the Finance Agency or the Council of FHLBs. Member marketing meetings and customer appreciation events are not counted in calculating the in-person meeting fee.

Because the Bank is a cooperative and only member institutions can own our stock, no director may receive equity-based compensation.

Section 1202 of HERA amended the Bank Act by removing specific dollar limitations imposed by the Finance Agency on director fees. Consequently, we retained Aon Consulting and its affiliate, McLagan Partners, to analyze director compensation at small-asset-size commercial banks, Farm Credit Banks and S&P 1500 firms to determine benchmarks appropriate for compensation of our directors. After consideration of the Aon Consulting and McLagan Partners study, our board of directors revised its policy governing the compensation and travel reimbursement provided to our directors in 2009. Additional compensation is paid for serving as chair or vice chair of the board of directors or as chair of a board committee. Under our policy, director fees are paid following the end of each quarter. Our board of directors voted on October 15, 2009 not to change our director fee and travel expense reimbursement policy for 2010.

On October 23, 2009, the Finance Agency published in the Federal Register a proposed rule to implement Section 1202 of HERA. The proposed rule would allow each FHLB to pay its directors reasonable compensation and expenses, in accordance with the Bank Act, subject to the authority of the Director of the Finance Agency to object to, and to prohibit prospectively, compensation and/or expenses that the Director determines are not reasonable. Accordingly, the proposed rule would maintain current regulations requiring the annual adoption of a written policy governing director compensation and expenses. In addition, the proposed rule would require each FHLB to submit to the Director of the Finance Agency a copy of its director compensation policy, along with all studies or other supporting materials upon which the FHLB relied in determining its directors’ compensation and expenses. Under the proposed rule, if the Director of the Finance Agency were to determine that an FHLB’s compensation arrangements are unreasonable, the Director of the Finance Agency would have the authority to order the FHLB to refrain from making further compensation payments based upon the policy. The proposed rule would also require additional annual disclosures to the FHLBs’ members concerning director compensation and expenses paid, as well as directors’ meeting attendance data. Once this proposed rule becomes final, we will make any necessary changes to our director compensation policy and procedures.

The following table summarizes our policy on director compensation:

	Per-day In-Person Fee	Quarterly Retainer Fee	Combined Annual In-Person and Quarterly Fee Cap	Additional Committee Chair Fee(1)
Chair	$2,500	$7,500	$60,000	$—
Vice Chair	2,291	6,875	55,000	—
Audit Committee Chair	1,875	5,625	45,000	10,000
Finance Committee Chair	1,875	5,625	45,000	10,000
HR Committee Chair	1,875	5,625	45,000	5,000
Budget / Information Technology Committee Chair	1,875	5,625	45,000	5,000
Affordable Housing Committee Chair	1,875	5,625	45,000	5,000
Executive/Governance Committee Chair	1,875	5,625	45,000	5,000	(2)
All other directors	1,875	5,625	45,000	—

(1)	It has been the board of directors’ practice to assign a director to only one Committee Chair.
(2)	For 2009, the Chair of our board of directors also served as Chair of the Executive/Governance Committee, while our Vice Chair did not serve as chair of a board committee.

Director Compensation Table for 2009

Name	Fees Earned or Paid-in Cash ($) (b)(1)	Total ($) (h)
Mr. Borja	$41,250	$41,250
Mr. Bradford	45,000	45,000
Mr. Clabuesch	65,000	65,000
Ms. Coady	45,000	45,000
Mr. Crow	55,000	55,000
Mr. Ehlinger	40,625	40,625
Mr. Gaylord	50,000	50,000
Mr. Hannigan	45,000	45,000
Mr. Liedholm	45,000	45,000
Mr. Logue	50,000	50,000
Mr. Long	50,000	50,000
Mr. MacPhee	45,000	45,000
Mr. Poxon	55,000	55,000
Mr. Skibski	45,000	45,000
Mr. Spoon	45,000	45,000
Mr. Sullivan	50,000	50,000
Mr. Swank	45,000	45,000
Mr. Winkler	45,000	45,000
Mr. Wolking	41,250	41,250

Total	$903,125	$903,125

(1)	A portion of Mr. Borja’s fees ($7,500) was paid directly to his employer, Flagstar Bank, FSB.

We provide various travel and accident insurance coverages for all of our directors, officers, and employees. Our annual premium for these coverages was $5,664 for 2009.

Directors Deferred Compensation

During 2009, directors were permitted to defer any or all of their director fees under a Director Deferred Compensation Plan (“DDCP”). Under this plan, a director could have deferred any or all of his or her director fees, provided that the director made a timely election to do so. Messrs. Bradford, Skibski, Sullivan, Swank and Wolking, each elected to defer the receipt of some or all of their 2009 compensation.

On November 20, 2009, the board of directors adopted resolutions to terminate the DDCP and its predecessor plan, effective December 23, 2009. The board of directors took this action because of increased concerns of restrictions on payments under the DDCP and its predecessor plan in cases where the Bank is not insolvent. All account balances under the two plans will be distributed to participants in a lump-sum payment on or about December 24, 2010, unless they had elected an earlier payment under the DDCP. For additional information, please refer to our Current Report on Form 8-K filed on December 29, 2009.

The Bank also reimburses directors or directly pays for reasonable travel and related expenses in accordance with the director compensation and travel reimbursement policy. Our policy is to reimburse directors for travel expenses of a spouse or guest accompanying the director to no more than two Bank-related travel events (including board meetings) each year. Total travel and related expenses reimbursed to or paid for directors were approximately $350,000, $272,000, and $262,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

None of our directors received more than $10,000 of other compensation or benefits during 2009, other than the fees disclosed in the Director Compensation Table.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our regulatory capital stock as of February 28, 2010, by each shareholder that owns beneficially more than 5% of the outstanding shares of regulatory capital stock. Each shareholder named has sole voting and investment power over the shares that shareholder beneficially owns.

Name and Location of Shareholder	Number of Shares Owned	% Outstanding Shares of Regulatory Capital Stock
Flagstar Bank, FSB — Troy, Michigan	3,734,427	15.04%
Bank of America N.A. — Charlotte, North Carolina(1)	3,341,095	13.46%
Fifth Third Bank — Cincinnati, Ohio (2)	1,503,543	6.06%

Total	8,579,065	34.56%

(1)	LaSalle Bank was purchased by Bank of America Corporation, which currently does not have a charter in our district, so it is no longer a member.
(2)	Fifth Third Bank’s charter was consolidated into a charter located in another FHLB district in 2009.

The majority of our directors are officers and/or directors of our financial institution members. The following table sets forth the financial institution members that have one of its officers and/or directors serving on our board of directors as of February 28, 2010:

Name of Member	Director Name	Number of Shares Owned by Member	% of Outstanding Shares of Regulatory Capital Stock
Flagstar Bank, FSB	Paul D. Borja	3,734,427	15.04%
Thumb National Bank & Trust	Paul C. Clabuesch	11,742	0.05%
Community Bank	Charles L. Crow	5,258	0.02%
River Valley Financial Bank	Matthew P. Forrester	48,500	0.20%
Mason State Bank	Timothy P. Gaylord	23,744	0.10%
First State Bank	James D. MacPhee	4,667	0.02%
Kalamazoo County State Bank	James D. MacPhee	2,647	0.01%
The Lafayette Life Insurance Company	Jeffrey A. Poxon	88,451	0.36%
Lafayette Savings Bank, FSB	Jeffrey A. Poxon	39,973	0.16%
Monroe Bank & Trust	John L. Skibski	130,858	0.53%
Peoples Federal Savings Bank	Maurice F. Winkler III	44,625	0.18%
Old National Bank	Christopher A. Wolking	360,898	1.45%

Total		4,495,790	18.12%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Parties

We are a cooperative institution and owning shares of our Class B Stock is generally a prerequisite to transacting business with us. As such, we are wholly-owned by financial institutions that are also our customers (with the exception of shares held by former members, or their legal successors, in the process of redemption). In addition, the majority of our directors are elected by our members, and we conduct our business almost exclusively with our members. Therefore, in the normal course of business, we extend credit to members with officers or directors that may serve as our directors on market terms that are no more favorable to them than comparable transactions with other members, and that do not involve more than the normal risk of collectability or present other unfavorable terms.

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

Director Independence and Audit Committee

General

Our board of directors is required to evaluate and report on the independence of our directors under two distinct director independence standards. First, Finance Agency regulations establish independence criteria for directors who serve as members of our Audit Committee. Second, SEC rules require that our board of directors apply the independence criteria of a national securities exchange or automated quotation system in assessing the independence of its directors. As of the date of this Report, we have 18 directors: ten were elected as member directors by our member institutions; two (Ms. Coady and Mr. Spoon) were appointed by our prior regulator, the Finance Board prior to the enactment of HERA (and consequently are now classified under the Bank Act as “independent directors”); and the remainder were elected (Mr. Liedholm and Mr. Swank) or re-elected (Messrs. Bradford, Hannigan, Logue and Long) as “independent directors” by our member institutions pursuant to the Bank Act following the enactment of HERA. None of our directors is an “inside” director. That is, none of our directors is a Bank employee or officer. Further, our directors are prohibited from personally owning stock or stock options in the Bank. Each of the ten member directors, however, is a senior officer or director of an institution that is a member of the Bank that is encouraged to engage in transactions with us on a regular basis.

Finance Agency Regulations Regarding Independence

The Finance Agency director independence standards prohibit an individual from serving as a member of our Audit Committee if he or she has one or more disqualifying relationships with the Bank or our management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by the board of directors are: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank Executive Officer. The board of directors assesses the independence of each director under the Finance Agency’s independence standards, regardless of whether he or she serves on the Audit Committee. As of the date of this report, each of our directors is “independent” under these criteria relating to disqualifying relationships.

SEC Rules Regarding Independence

SEC rules require our board of directors to adopt a standard of independence to evaluate our directors. Pursuant thereto, the board adopted the independence standards of the New York Stock Exchange (“NYSE”) to determine which of our directors are “independent,” which members of its Audit Committee are not “independent,” and whether our Audit Committee’s financial expert is “independent” under the NYSE standards. After applying the NYSE independence standards, the board determined that, as of the date of this report, our eight directors (Ms. Coady and Messrs. Bradford, Hannigan, Liedholm, Logue, Long, Spoon, and Swank) who are “independent” directors as defined in and for purposes of the Bank Act (as amended by HERA), are also “independent” under the NYSE standards.

Based upon the fact that each member director is a senior officer or director of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution routinely engages in transactions with the Bank, and that such transactions occur frequently and are encouraged, the board of directors determined that for the present time it would conclude that none of the member directors meets the independence criteria under the NYSE independence standards. It is possible that under a strict reading of the NYSE objective criteria for independence (particularly the criterion regarding the amount of business conducted with the Bank by the director’s institution), a member director could meet the independence standard on a particular day. However, because the amount of business conducted by a member director’s institution may change frequently, and because we generally desire to increase the amount of business we conduct with each member institution, the board of directors deemed it inappropriate to draw distinctions among the member directors based upon the amount of business conducted with the Bank by any director’s institution at a specific time. The board of directors has a standing Audit Committee comprised of seven directors, five of whom are member directors and two of whom are independent directors (according to Bank Act director classifications established by HERA). For the reasons noted above, the board of directors determined that none of the current member directors on our Audit Committee is “independent” under the

NYSE standards for audit committee members. The board of directors determined that Mr. Long and Mr. Spoon, the independent directors who serve on the Audit Committee, are “independent” under the NYSE independence standards for audit committee members. As stated above, the board of directors also determined that each member of the Audit Committee is “independent” under the Finance Agency’s standards applicable to our Audit Committee.

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

The following table sets forth the aggregate fees expensed for the years ended December 31, 2009, and 2008, by our independent registered public accounting firm, PricewaterhouseCoopers LLP ($ amounts in thousands):

	2009	2008
Audit fees	$1,024	$874
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total fees	$1,024	$874

Audit fees during the years ended December 31, 2009, and 2008, were for professional services rendered in connection with the audit of our annual financial statements filed on Form 10-K, quarterly reviews of our financial statements filed on Form 10-Q and statutory reporting.

We are exempt from all federal, state, and local taxation, except real estate taxes. Therefore, no tax fees were paid during the years ended December 31, 2009 or 2008.

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

Quarterly Results

Supplementary unaudited financial data for each full quarter within the two years ended December 31, 2009, and 2008, are included in the tables below ($ amounts in millions).

For the Year Ended December 31, 2009	1st Quarter 2009	2nd Quarter 2009	3rd Quarter 2009	4th Quarter 2009
Total Interest Income	$360	$300	$245	$221
Total Interest Expense	299	220	179	156

Net Interest Income	61	80	66	65

Fees and Other Income	1	—	1	1
Net Other-Than-Temporary Impairment Losses Recognized on Held-to-Maturity Securities	(19)	(2)	(24)	(15)
Net Gains (Losses) on Derivative and Hedging Activities	(1)	4	(2)	(2)
Operating Expenses	(11)	(8)	(9)	(16)
Finance Agency/Office of Finance	(1)	(1)	(1)	(1)
Other	—	—	(1)	—

Net Other Income (Expense)	(31)	(7)	(36)	(33)

Income Before Assessments	30	73	30	32

Affordable Housing Program	(3)	(6)	(3)	(3)
Resolution Funding Corporation	(5)	(14)	(5)	(6)

Total Assessments	(8)	(20)	(8)	(9)

Net Income	$22	$53	$22	$23

For the Year Ended December 31, 2008	1st Quarter 2008	2nd Quarter 2008	3rd Quarter 2008	4th Quarter 2008
Total Interest Income	$614	$511	$502	$490
Total Interest Expense	545	440	432	422

Net Interest Income	69	71	70	68

Fees and Other Income	—	1	1	1
Net Other-Than-Temporary Impairment Losses Recognized on Held-to-Maturity Securities	—	—	—	—
Net Gains (Losses) on Derivative and Hedging Activities	—	2	6	4
Operating Expenses	(9)	(8)	(10)	(9)
Finance Agency/Office of Finance	(1)	(1)	(1)	(1)
Other	—	—	—	(1)

Net Other Income (Expense)	(10)	(6)	(4)	(6)

Income Before Assessments	59	65	66	62

Affordable Housing Program	(5)	(5)	(6)	(6)
Resolution Funding Corporation	(11)	(12)	(12)	(11)

Total Assessments	(16)	(17)	(18)	(17)

Net Income	$43	$48	$48	$45

Investments Securities

Investment securities classified as AFS and HTM consisted of the following at December 31, 2009, and 2008 ($ amounts in millions):

	December 31,
	2009	2008	2007
AFS(1)	$1,761	$1,842	$—
GSE debentures	126	—	—
State or local housing finance agency obligations	—	1	4
TLGP	2,067	—	—
Certificates of Deposit	—	—	1,660
MBS and ABS	5,508	6,691	6,711

Total investment securities, carrying value	$9,462	$8,534	$8,375

(1)	AFS investment securities outstanding at December 31, 2009, and 2008 are agency debentures.

Our MBS and ABS investment portfolio consisted of the following categories of securities ($ amounts in millions):

	December 31, 2009		December 31, 2008		December 31, 2007
	$	%	$	%	$	%
MBS
U.S. agency obligations–guaranteed RMBS	$865	15.7%	$11	0.2%	$24	0.4%
GSE RMBS	2,137	38.8%	2,147	32.1%	849	12.6%
Private-label RMBS	2,481	45.0%	4,440	66.3%	5,519	82.2%
Private-label CMBS	—	—	65	1.0%	287	4.3%

Total MBS	5,483	99.5%	6,663	99.6%	6,679	99.5%

ABS
Home equity loans	4	0.1%	4	0.1%	5	0.1%
Manufactured housing loans	21	0.4%	24	0.3%	27	0.4%

Total ABS	25	0.5%	28	0.4%	32	0.5%

Total MBS and ABS, carrying value	$5,508	100.0%	$6,691	100.0%	$6,711	100.0%

Deposits

A summary of the average rates we paid on Interest-Bearing Deposits greater than 10% of average total deposits is presented in the following table ($ amounts in millions):

	For the Years Ended December 31,
	2009	2008	2007
Interest-Bearing Overnight Deposits
Average balance	$847	$753	$727
Average rate paid	0.05%	1.77%	4.99%
Interest-Bearing Demand Deposits
Average balance	$129	$107	$95
Average rate paid	0.02%	0.91%	3.81%

Short-term Borrowings

A summary of our short-term borrowings for which the average balance outstanding exceeded 30% of capital is presented in the table below ($ amounts in millions):

	December 31,
Discount Notes	2009	2008	2007
Outstanding at period end	$6,250	$23,466	$22,171
Weighted average rate at period end	0.12%	1.40%	4.20%
Daily average outstanding for the period	$14,756	$20,390	$13,582
Weighted average rate for the period	0.58%	2.44%	4.97%
Highest outstanding at any month end	$24,539	$22,160	$22,171

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
Date: March 19, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ MILTON J. MILLER II Milton J. Miller II (Principal Executive Officer)	President — Chief Executive Officer	March 19, 2010

/s/ CINDY L. KONICH Cindy L. Konich (Principal Financial Officer)	Senior Vice President — Chief Financial Officer	March 19, 2010

/s/ K. LOWELL SHORT, JR. K. Lowell Short, Jr. (Principal Accounting Officer)	Senior Vice President — Chief Accounting Officer	March 19, 2010

/s/ PAUL C. CLABUESCH Paul C. Clabuesch	Chair of the board of directors	March 19, 2010

/s/ JEFFREY A. POXON Jeffrey A. Poxon	Vice Chair of the board of directors	March 19, 2010

/s/ PAUL D. BORJA Paul D. Borja	Director	March 19, 2010

/s/ JONATHAN P. BRADFORD Jonathan P. Bradford	Director	March 19, 2010

/s/ CHRISTINE A. COADY Christine A. Coady	Director	March 19, 2010

/s/ CHARLES L. CROW Charles L. Crow	Director	March 19, 2010

/s/ MATTHEW P. FORRESTER Matthew P. Forrester	Director	March 19, 2010

/s/ TIMOTHY P. GAYLORD Timothy P. Gaylord	Director	March 19, 2010

Signature	Title	Date

/s/ MICHAEL J. HANNIGAN, JR. Michael J. Hannigan, Jr.	Director	March 19, 2010

/s/ CARL E. LIEDHOLM Carl E. Liedholm	Director	March 19, 2010

/s/ JAMES L. LOGUE, III James L. Logue, III	Director	March 19, 2010

/s/ ROBERT D. LONG Robert D. Long	Director	March 19, 2010

/s/ JAMES D. MACPHEE James D. MacPhee	Director	March 15, 2010

/s/ JOHN L. SKIBSKI John L. Skibski	Director	March 19, 2010

/s/ ELLIOT A. SPOON Elliot A. Spoon	Director	March 19, 2010

/s/ LARRY A. SWANK Larry A. Swank	Director	March 19, 2010

/s/ MAURICE F. WINKLER, III Maurice F. Winkler, III	Director	March 19, 2010

/s/ CHRISTOPHER A. WOLKING Christopher A. Wolking	Director	March 19, 2010

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Organization Certificate of the Federal Home Loan Bank of Indianapolis, incorporated by reference to our Registration Statement on Form 10 filed on February 14, 2006

3.2*	Bylaws of the Federal Home Loan Bank of Indianapolis, incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on October 20, 2008

4*	Capital Plan of the Federal Home Loan Bank of Indianapolis, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on June 1, 2009

10.1*†	Federal Home Loan Bank of Indianapolis 2009 Executive Incentive Compensation Plan, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on August 13, 2009

10.2*†	Federal Home Loan Bank of Indianapolis Supplemental Executive Thrift Plan (with trust), as amended, incorporated by reference to our Quarterly Report on Form 10-Q filed on September 29, 2006

10.3†	Second Amendment of Federal Home Loan Bank of Indianapolis Supplemental Executive Thrift Plan (terminating such plan effective as of December 23, 2009)

10.4*†	Federal Home Loan Bank of Indianapolis 2005 Supplemental Executive Thrift Plan (with trust), as amended, incorporated by reference to our Quarterly Report on Form 10-Q filed on November 13, 2007

10.5†	First Amendment of Federal Home Loan Bank of Indianapolis 2005 Supplemental Executive Thrift Plan (as previously amended and restated) (terminating such amended and restated plan effective as of December 23, 2009)

10.6*†	Form of Key Employee Severance Agreement for Executive Officers, incorporated by reference to our Current Report on Form 8-K, filed on November 20, 2007

10.7*†	Federal Home Loan Bank of Indianapolis Directors’ Deferred Compensation Plan (with trust), as amended, incorporated by reference to our Quarterly Report on Form 10-Q filed on September 29, 2006

10.8†	Second Amendment of Federal Home Loan Bank of Indianapolis Directors’ Deferred Compensation Plan (terminating such plan effective as of December 23, 2009)

10.9*†	Federal Home Loan Bank of Indianapolis 2005 Directors’ Deferred Compensation Plan (with trust), as amended, incorporated by reference to our Quarterly Report on Form 10-Q filed on November 13, 2007

10.10†	First Amendment of Federal Home Loan Bank of Indianapolis 2005 Directors’ Deferred Compensation Plan (as previously amended and restated) (terminating such amended and restated plan effective as of December 23, 2009)

10.11*†	Directors’ Compensation and Travel Expense Reimbursement Policy effective January 1, 2010, incorporated by reference to our Current Report on Form 8-K, filed on December 15, 2009

10.12†	Federal Home Loan Bank of Indianapolis 2010 Long Term Incentive Plan, effective January 1, 2010

10.13*	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 27, 2006

10.14*†	Federal Home Loan Bank of Indianapolis 2009 Long Term Incentive Plan, incorporated by reference to our Annual Report on Form 10-K filed on March 16, 2009

10.15†	Federal Home Loan Bank of Indianapolis 2010 Executive Incentive Compensation Plan (STI), effective January 1, 2010

12	Computation of Ratios of Earnings to Fixed Charges

14.1	Code of Conduct for Directors, Officers, Employees and Advisory Council Members, effective March 18, 2010

31.1	Certification of the President — Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
31.2	Certification of the Senior Vice President — Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Senior Vice President — Chief Financial Accounting Office pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President — Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Senior Vice President — Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Senior Vice President — Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Senior Vice President — Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Notice of Election/Appointment of Directors, incorporated by reference to our Current Report on Form 8-K filed on January 9, 2009

99.2*	Notice of Election/Appointment of Directors, incorporated by reference to our Current Report on Form 8-K filed on December 15, 2009

*	These documents are incorporated by reference.

†	Management contract or compensatory plan as arranged.

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

Reasonable assurance, as defined in Section 13(b)(7) of the Exchange Act, is the level of detail and degree of assurance that would satisfy prudent officials in the conduct of their own affairs in devising and maintaining a system of internal accounting controls.

Due to its inherent limitations, ICFR may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, we assessed the effectiveness of our ICFR as of December 31, 2009. Our assessment included extensive documentation, evaluation, and testing of the design and operating effectiveness of our ICFR. In making this assessment, our management used the criteria for Internal Control — Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission. These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Based on our assessment using these criteria, our management concluded that we maintained effective ICFR as of December 31, 2009.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the

Federal Home Loan Bank of Indianapolis:

In our opinion, the accompanying statements of condition and the related statements of income, of capital and of cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Indianapolis (the “Bank”) at December 31, 2009, and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Bank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2, effective January 1, 2009, the Bank adopted guidance that revises the recognition and reporting requirements for other-than-temporary impairments of debt securities classified as either available-for-sale or held-to-maturity.

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

/s/ PricewaterhouseCoopers LLP

March 19, 2010

Federal Home Loan Bank of Indianapolis

Statements of Condition

($ amounts and shares in thousands, except par value)

	December 31,
	2009	2008
Assets
Cash and Due from Banks (Note 3)	$1,722,077	$870,810
Interest-Bearing Deposits, members and non-members	25	47
Federal Funds Sold, members and non-members	5,532,000	7,223,000
Available-for-Sale Securities(a) (Note 4)	1,760,714	1,842,377
Held-to-Maturity Securities(b) (Note 5)	7,701,151	6,692,201
Advances (Note 7)	22,442,904	31,249,004
Mortgage Loans Held for Portfolio, net (Note 8)	7,271,895	8,780,098
Accrued Interest Receivable	114,246	152,509
Premises, Software, and Equipment, net	10,786	9,891
Derivative Assets, net (Note 9)	1,714	735
Other Assets	41,554	39,304

Total Assets	$46,599,066	$56,859,976

Liabilities
Deposits (Note 10)
Interest-Bearing Deposits	$821,431	$619,341
Non-Interest-Bearing Deposits	3,420	2,150

Total Deposits	824,851	621,491

Consolidated Obligations, net (Note 11)
Discount Notes	6,250,093	23,465,645
Bonds	35,907,789	28,697,013

Total Consolidated Obligations, net	42,157,882	52,162,658

Accrued Interest Payable	211,504	284,021
Affordable Housing Program Payable (Note 12)	37,329	36,009
Payable to Resolution Funding Corporation (Note 13)	6,533	17,163
Derivative Liabilities, net (Note 9)	712,716	1,060,259
Mandatorily Redeemable Capital Stock (Note 14)	755,660	539,111
Other Liabilities	146,180	48,556

Total Liabilities	44,852,655	54,769,268

Commitments and Contingencies (Note 18)

Capital (Note 14)
Capital Stock Class B-1 Putable ($100 par value) issued and outstanding shares: 17,260 in 2009 and 18,792 in 2008	1,726,000	1,879,179
Capital Stock Class B-2 Putable ($100 par value) issued and outstanding shares: 0 in 2009 and 2 in 2008	—	196

Total Capital Stock Putable	1,726,000	1,879,375
Retained Earnings	349,013	282,731
Accumulated Other Comprehensive Income (Loss)
Net Unrealized Gains (Losses) on Available-for-Sale Securities, before Derivative and Hedging Adjustments (Note 4)	2,140	(66,766)
Net Non-Credit Portion of Other-Than-Temporary Impairment Losses on Held-to-Maturity Securities (Note 6)	(324,041)	—
Pension and Postretirement Benefits (Note 15)	(6,701)	(4,632)

Total Accumulated Other Comprehensive Income (Loss)	(328,602)	(71,398)

Total Capital	1,746,411	2,090,708

Total Liabilities and Capital	$46,599,066	$56,859,976

(a)	Amortized cost: $1,672,918 and $1,681,947 at December 31, 2009 and 2008, respectively
(b)	Estimated fair values: $7,690,482 and $5,947,195 at December 31, 2009 and 2008, respectively

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis

Statements of Income

($ amounts in thousands)

	For the Years Ended December 31,
	2009	2008	2007
Interest Income
Advances	$393,062	$997,727	$1,243,386
Prepayment Fees on Advances, net	5,525	486	1,931
Interest-Bearing Deposits, members and non-members	280	223	1
Federal Funds Sold, members and non-members	23,741	270,369	486,289
Available-for-Sale Securities	18,052	30,057	—
Held-to-Maturity Securities	272,165	350,892	380,939
Mortgage Loans Held for Portfolio, net	413,662	467,332	509,793
Other Interest Income	480	64	92

Total Interest Income	1,126,967	2,117,150	2,622,431

Interest Expense
Deposits	780	15,337	43,219
Consolidated Obligation Bonds	754,805	1,313,651	1,690,434
Discount Notes	85,339	498,094	674,657
Mandatorily Redeemable Capital Stock	13,263	11,677	7,216
Other Interest Expense	2	9	3

Total Interest Expense	854,189	1,838,768	2,415,529

Net Interest Income	272,778	278,382	206,902

Other Income (Loss)
Total Other-Than-Temporary Impairment Losses	(412,731)	—	—
Portion of Impairment Losses Recognized in Other Comprehensive Income (Loss), net	352,440	—	—

Net Other-Than-Temporary Impairment Losses	(60,291)	—	—

Net Gains (Losses) on Derivatives and Hedging Activities	(1,363)	11,842	(1,217)
Service Fees	1,183	1,280	1,341
Standby Letters of Credit Fees	1,439	1,031	905
Other, net	871	574	658

Total Other Income (Loss)	(58,161)	14,727	1,687

Other Expenses
Compensation and Benefits	32,163	26,177	27,419
Other Operating Expenses	12,229	9,854	9,247
Finance Agency/Finance Board	1,872	1,709	1,560
Office of Finance	1,708	1,695	1,714
Other	1,187	1,267	1,662

Total Other Expenses	49,159	40,702	41,602

Income Before Assessments	165,458	252,407	166,987

Assessments
Affordable Housing Program	14,860	21,796	14,368
Resolution Funding Corporation	30,120	46,122	30,524

Total Assessments	44,980	67,918	44,892

Net Income	$120,478	$184,489	$122,095

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis

Statements of Capital

For the Years Ended December 31, 2009, 2008, and 2007

($ amounts and shares in thousands)

	Capital Stock Class B-1 Putable		Capital Stock Class B-2 Putable		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Shares	Par Value
Balance, December 31, 2006	17,935	$1,793,511	—	$1	$166,622	$(5,420)	$1,954,714
Proceeds from Sale of Capital Stock	2,217	221,623	—	—			221,623
Net Shares Reclassified to Mandatorily Redeemable Capital Stock	(123)	(12,272)	—	—			(12,272)
Comprehensive Income:
Net Income					122,095		122,095
Other Comprehensive Income (Loss):
Pension and Postretirement Benefits						(622)	(622)

Total Comprehensive Income (Loss)					122,095	(622)	121,473

Distributions on Mandatorily Redeemable Capital Stock					(74)		(74)
Dividends on Capital Stock:
Cash (4.62% annualized)					(86,532)		(86,532)

Balance, December 31, 2007	20,029	$2,002,862	—	$1	$202,111	$(6,042)	$2,198,932
Proceeds from Sale of Capital Stock	2,561	256,066	—	—			256,066
Net Shares Reclassified to Mandatorily
Redeemable Capital Stock	(3,797)	(379,682)	—	—			(379,682)
Net Shares Reclassified from Mandatorily Redeemable Capital Stock	1	128	—	—			128
Transfers of Capital Stock	(2)	(195)	2	195			—
Comprehensive Income:
Net Income					184,489		184,489
Other Comprehensive Income (Loss):
Net Unrealized Loss on Available-for- Sale Securities						(66,766)	(66,766)
Pension and Postretirement Benefits						1,410	1,410

Total Comprehensive Income (Loss)					184,489	(65,356)	119,133

Distributions on Mandatorily Redeemable Capital Stock					(4,927)		(4,927)
Dividends on Capital Stock:
Cash (5.01% annualized)					(98,942)		(98,942)

Balance, December 31, 2008	18,792	$1,879,179	2	$196	$282,731	$(71,398)	$2,090,708

Federal Home Loan Bank of Indianapolis

Statements of Capital, continued

For the Years Ended December 31, 2009, 2008, and 2007

($ amounts and shares in thousands)

	Capital Stock Class B-1 Putable		Capital Stock Class B-2 Putable		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Shares	Par Value
Balance, December 31, 2008	18,792	$1,879,179	2	$196	$282,731	$(71,398)	$2,090,708
Proceeds from Sale of Capital Stock	721	72,142	—	—			72,142
Redemption of Capital Stock	(51)	(5,128)	—	—			(5,128)
Net Shares Reclassified to Mandatorily Redeemable Capital Stock	(2,204)	(220,389)	—	—			(220,389)
Transfers of Capital Stock	2	196	(2)	(196)			—
Comprehensive Income:
Net Income					120,478		120,478
Other Comprehensive Income (Loss):
Net Unrealized Gain on Available-for- Sale Securities						68,906	68,906
Non-Credit Portion of Other-Than- Temporary Impairment Losses on Held-to-Maturity Securities						(374,580)	(374,580)
Reclassification of Non-Credit Losses to Other Income (Loss)						22,140	22,140

Net Non-Credit Portion Before Accretion						(352,440)	(352,440)
Accretion of Non-Credit Portion						28,399	28,399

Net Non-Credit Portion						(324,041)	(324,041)
Pension and Postretirement Benefits						(2,069)	(2,069)

Total Comprehensive Income (Loss)					120,478	(257,204)	(136,726)

Distributions on Mandatorily Redeemable Capital Stock					(320)		(320)
Dividends on Capital Stock:
Cash (2.83% annualized)					(53,876)		(53,876)

Balance, December 31, 2009	17,260	$1,726,000	—	$—	$349,013	$(328,602)	$1,746,411

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis

Statements of Cash Flows

($ amounts in thousands)

	For the Years Ended December 31,
	2009	2008	2007
Operating Activities
Net Income	$120,478	$184,489	$122,095
Adjustments to Reconcile Net Income to Net Cash provided by (used in) Operating Activities:
Depreciation and Amortization	(111,759)	(20,514)	66,804
Net Realized (Gain) Loss on Disposal of Premises, Software, and Equipment	19	(5)	13
Net Other-Than-Temporary Impairment Losses	60,291	—	—
(Gain) Loss Due to Change in Derivative and Hedging Activities	12,454	(113,702)	(935)
Net Change in:
Accrued Interest Receivable	38,281	41,013	(57,243)
Net Accrued Interest on Derivatives	187,884	43,495	30,067
Other Assets	(2,856)	2,482	138
Accrued Interest Payable	(72,516)	(34,507)	(65,099)
Other Liabilities	(6,544)	15,931	5,069

Total Adjustments	105,254	(65,807)	(21,186)

Net Cash provided by Operating Activities	225,732	118,682	100,909

Investing Activities
Net Change in:
Interest-Bearing Deposits, members and non-members	216,513	(296,996)	81
Federal Funds Sold, members and non-members	1,691,000	4,038,000	(3,937,000)
Premises, Software, and Equipment	(2,137)	(1,342)	(436)
Held-to-Maturity Securities:
Net (Increase) Decrease in Short-Term Held-to-Maturity Securities	—	1,660,000	(1,266,000)
Proceeds from Maturities of Long-Term Held-to-Maturity Securities	2,280,188	1,669,544	992,738
Purchases of Long-Term Held-to-Maturity Securities	(3,535,890)	(1,626,602)	(1,151,792)
Available-for-Sale Securities:
Purchases of Long-Term Available-for-Sale Securities	—	(1,680,398)	—
Advances:
Proceeds Collected on Advances	29,835,768	57,372,719	80,015,013
Advances Made	(21,570,539)	(60,947,068)	(84,049,075)
Mortgage Loans Held for Portfolio:
Principal Collected	2,095,029	1,098,655	1,087,164
Purchases	(591,210)	(497,594)	(467,446)
Payments (Proceeds) from Sales of Foreclosed Properties	(109)	(68)	—

Net Cash provided by (used in) Investing Activities	10,418,613	788,850	(8,776,753)

Federal Home Loan Bank of Indianapolis

Statements of Cash Flows, continued

($ amounts in thousands)

	For the Years Ended December 31,
	2009	2008	2007
Financing Activities
Net Change in:
Deposits	203,360	54,423	(352,875)
Net Proceeds (Payments) on Derivative Contracts with Financing Elements	(153,435)	168,112	—
Net Proceeds from Issuance of Consolidated Obligations:
Discount Notes	461,353,989	1,010,819,889	992,128,801
Consolidated Obligation Bonds	31,984,873	27,147,262	18,524,258
Consolidated Obligation Bonds Transferred from Other Federal Home Loan Banks	—	39,142	—
Payments for Maturing and Retiring Consolidated Obligations:
Discount Notes	(478,494,043)	(1,009,503,570)	(980,496,084)
Consolidated Obligation Bonds	(24,696,800)	(28,917,520)	(21,270,905)
Proceeds from Sale of Capital Stock	72,142	256,066	221,623
Payments for Redemption of Mandatorily Redeemable Capital Stock	(4,160)	(8,839)	(209)
Payments for Redemption of Capital Stock	(5,128)	—	—
Cash Dividends Paid	(53,876)	(98,942)	(86,532)

Net Cash provided by (used in) Financing Activities	(9,793,078)	(43,977)	8,668,077

Net Increase (Decrease) in Cash and Cash Equivalents	851,267	863,555	(7,767)
Cash and Cash Equivalents at Beginning of the Year	870,810	7,255	15,022

Cash and Cash Equivalents at End of the Year	$1,722,077	$870,810	$7,255

Supplemental Disclosures
Interest Paid	$924,436	$1,364,204	$1,824,235
Affordable Housing Program Payments, net	13,540	16,087	10,434
Resolution Funding Corporation Assessments Paid	40,750	38,422	27,899

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis

Notes to Financial Statements

These Notes to Financial Statements should be read in conjunction with the Statements of Condition as of December 31, 2009, and 2008 and the Statements of Income, Statements of Capital, and Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007.

Background Information

The Federal Home Loan Bank of Indianapolis (“Bank”), a federally chartered corporation, is one of 12 district Federal Home Loan Banks (“FHLBs”). We serve the public by enhancing the availability of credit for residential mortgages and targeted community development. We are a financial cooperative that provides a readily available, competitively-priced source of funds to our member institutions. Regulated financial depositories, community development financial institutions, and insurance companies engaged in residential housing finance that have a principal place of business located in Indiana or Michigan may apply for membership. State and local housing authorities that meet certain statutory criteria may also borrow from us. While eligible to borrow, housing authorities are not members and, as such, are not allowed to hold our capital stock.

All members must purchase our stock based on the amount of their total mortgage assets. Each member may be required to purchase activity-based capital stock as it engages in certain business activities. Members own most of our capital stock. Former members own the remaining capital stock to comply with our capital plan requirements related to prior business transactions still carried on our Statements of Condition. All holders of our capital stock may, to the extent declared by our board of directors, receive dividends on their capital stock, subject to the applicable regulations as discussed in Note 14. (See Note 20 for more information about transactions with shareholders.)

The former Federal Housing Finance Board (“Finance Board”) was an independent agency in the executive branch of the U.S. government that supervised and regulated the FHLBs and the FHLBs’ Office of Finance through July 29, 2008. With the passage of the Housing and Economic Recovery Act of 2008 (“HERA”), the Federal Housing Finance Agency (“Finance Agency”) was established and became the new independent Federal regulator of the FHLBs, Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Federal National Mortgage Association (“Fannie Mae”), effective July 30, 2008. The Finance Board was merged into the Finance Agency as of October 27, 2008. Pursuant to HERA, all regulations, orders, determinations, and resolutions that were issued, made, prescribed, or allowed to become effective by the Finance Board will remain in effect until modified, terminated, set aside, or superseded by the Director of the Finance Agency, any court of competent jurisdiction, or operation of law. References throughout this document to regulations of the Finance Agency also include the regulations of the Finance Board where they remain applicable. The Finance Agency’s principal purpose as it relates to the FHLBs is to ensure that the FHLBs operate in a safe and sound manner including maintenance of adequate capital and internal controls. In addition, the Finance Agency ensures that the operations and activities of each FHLB foster liquid, efficient, competitive, and resilient national housing finance markets; each FHLB complies with the title and the rules, regulations, guidelines, and orders issued under the Federal Housing Enterprises Financial Safety and Soundness Act (“Safety and Soundness Act”) and the Federal Home Loan Bank Act of 1932, as amended (“Bank Act”); each FHLB carries out its statutory mission only through activities that are authorized under and consistent with the Safety and Soundness Act and the Bank Act; and the activities of each FHLB and the manner in which such regulated entity is operated are consistent with the public interest. We operate as a separate entity with our own management, employees and board of directors. We do not have any special purpose entities or any other type of off-balance sheet conduits.

The Office of Finance is a joint office of the FHLBs established by the Finance Board to facilitate the issuance and servicing of the debt instruments of the FHLBs, known as Consolidated Obligations, consisting of Consolidated Obligation Bonds (“CO Bonds”) and Discount Notes (“Discount Notes”), and to prepare the combined quarterly and annual financial reports of all 12 FHLBs. As provided by the Bank Act and applicable regulations, Consolidated Obligations are backed only by the financial resources of all 12 FHLBs and are the primary source of funds for the FHLBs. Deposits, other borrowings and capital stock issued to members provide other funds. We primarily use these

Notes to Financial Statements, continued

($ amounts in thousands unless otherwise indicated)

funds to provide Advances to members, to purchase mortgage loans from members through our Mortgage Purchase Program (“MPP”), and to maintain liquidity. We also provide correspondent services, such as wire transfer, security safekeeping, and settlement services, to our member institutions.

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates. Our accounting and financial reporting policies conform to generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires management to make subjective assumptions and estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expense. Actual results could differ from these estimates significantly.

All dollar amounts included in the Notes are presented in thousands, unless otherwise noted.

Subsequent Events. We have evaluated events and transactions through the filing of our Annual Report on Form 10-K with the Securities Exchange Commission (“SEC”) and believe there have been no material subsequent events requiring additional disclosure or recognition in the financial statements.

Interest-Bearing Deposits and Federal Funds Sold. These investments provide short-term liquidity and are carried at cost. We invest in certificates of deposit (“CDs”) and bank notes and record those not meeting the definition of a security at amortized cost as Interest-Bearing Deposits. We also invest in CDs and bank notes that meet the definition of a security and may be recorded as held-to-maturity, available-for-sale, or trading.

Investment Securities. We classify investments as trading, available-for-sale and held-to-maturity at the date of acquisition. Purchases and sales of securities are recorded on a trade date basis.

Securities classified as trading are held for liquidity purposes and carried at fair value. We record changes in the fair value of these investments through Other Income (Loss) as Net Gain (Loss) on Trading Securities. However, we do not participate in speculative trading practices and may hold these investments indefinitely as management periodically evaluates its liquidity needs. We did not have any investments classified as trading during the years ended December 31, 2009, or 2008 or 2007.

We carry, at amortized cost, certain investments for which we have both the ability and intent to hold to maturity, adjusted for periodic principal repayments, amortization of premiums and accretion of discounts. These investments are classified as Held-to-Maturity Securities (“HTM”) on the Statements of Condition. Amortization of premiums and accretion of discounts are computed using a level-yield methodology.

Certain changes in circumstances may cause us to change our intent to hold a certain security to maturity without calling into question our intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of an HTM due to certain changes in circumstances, such as evidence of significant deterioration in the issuer’s creditworthiness or changes in regulatory requirements, is not considered to be inconsistent with its original classification. Other events that are isolated, non-recurring, and unusual that could not have been reasonably anticipated may cause us to sell or transfer an HTM without necessarily calling into question our intent to hold other debt securities to maturity. In addition, sales of debt securities that meet either of the following two conditions may be considered as maturities for purposes of the classification of securities: (i) the sale occurs near enough to its maturity date (or call date if exercise of the call is probable) that interest-rate risk is substantially eliminated as a pricing factor and the changes in market interest rates would not have a significant effect on the security’s fair value, or (ii) the sale of a security occurs after we have already collected a substantial portion (at least 85%) of the principal outstanding at acquisition due either to prepayments on the debt security or to scheduled payments on a debt security payable in equal installments (both principal and interest) over its term. For the years ended December 31, 2009, 2008, and 2007, there were no sales or transfers of HTM.

Notes to Financial Statements, continued

($ amounts in thousands unless otherwise indicated)

We classify certain investments that are not classified as HTM or trading as available-for-sale securities (“AFS”) and carry them at fair value. The change in fair value of the AFS not being hedged by derivative instruments is recorded in Accumulated Other Comprehensive Income (Loss) (“AOCI”) as Net Unrealized Gains (Losses) on AFS, before Derivative and Hedging Adjustments. For AFS that have been hedged and qualify as a fair value hedge, we record the portion of the change in value related to the risk being hedged in Other Income (Loss) as Net Gains (Losses) on Derivatives and Hedging Activities together with the related change in the fair value of the derivative, and record the remainder of the change in the fair value of the investment in AOCI as Net Unrealized Gains (Losses) on AFS, before Derivative and Hedging Adjustments. For AFS that do not qualify as fair value hedges, we record the total amount of unrealized gain or loss on the security in AOCI.

We amortize purchased premiums and accrete purchased discounts on mortgage-backed-securities (“MBS”) and asset-backed securities (“ABS”) on an individual instrument level using the retrospective level-yield method over the estimated cash flows of the securities. This method requires that we estimate prepayments over the estimated life of the securities and make a retrospective adjustment of the effective yield each time we change the estimated cash flows as if the new estimate had been known since the original acquisition date of the securities.

We compute gains and losses on sales of investment securities using the specific identification method and include these gains and losses in Other Income (Loss).

Investment Securities — Other-than-Temporary Impairment. We evaluate individual outstanding AFS and HTM in an unrealized loss position for other-than-temporary impairment (“OTTI”, which term may also refer to “other-than-temporarily impaired” as the context indicates) on a quarterly basis. An investment is considered impaired when its fair value is less than its amortized cost. We consider an OTTI to have occurred under any of the following circumstances:

•	if we have an intent to sell the debt security;

•	if, based on available evidence, we believe it is more likely than not that we will be required to sell the debt security before the recovery of its amortized cost; or

•	if we do not expect to recover the entire amortized cost of the debt security.

If either of the first two conditions above is met, we recognize an OTTI charge in earnings equal to the entire difference between the security’s amortized cost and its fair value as of the Statement of Condition date.

For securities in an unrealized loss position that do not meet either of the first two conditions, we perform a cash flow analysis to determine if we will recover the entire amortized cost of each of these securities. The present value of the cash flows expected to be collected is compared to the amortized cost of the debt security to determine whether a credit loss exists. If there is a credit loss (the difference between the present value of the cash flows expected to be collected and the amortized cost of the debt security), the carrying value of the debt security is adjusted to its fair value. However, rather than recognizing the entire difference between the amortized cost and fair value in earnings, only the amount of the impairment representing the credit loss (i.e., the credit portion) is recognized in earnings, while the amount related to all other factors (i.e., the non-credit portion) is recognized in AOCI, which is a component of equity. The total OTTI is presented in the Statements of Income with an offset for the portion of the OTTI that is recognized in AOCI.

Subsequent non-OTTI-related changes in the fair value of AFS will be included in AOCI. We do not accrete the OTTI recognized in AOCI because the subsequent measurement basis for these securities is fair value.

The OTTI recognized in AOCI for debt securities classified as HTM will be amortized over the remaining life of the debt security as an increase in the carrying value of the security on a prospective basis, based on the amount and timing of future estimated cash flows (with no effect on earnings unless the security is subsequently sold or there is additional OTTI recognized).

Notes to Financial Statements, continued

($ amounts in thousands unless otherwise indicated)

For subsequent accounting of OTTI securities, if the present value of cash flows expected to be collected is less than the amortized cost (net of the credit portion of any previously recognized OTTI), we record an additional OTTI. For previously impaired securities where the fair value is greater than the fair value at the time of the previous impairment, an amount equal to all or a portion of the current quarter credit losses is reclassified out of non-credit losses in AOCI and into Other Income (Loss).

Upon subsequent (i.e. quarterly) evaluation of OTTI securities where there is no additional OTTI, a new accretable yield is calculated to determine the accretion related to credit loss to be recognized into income over the remaining life of the security so as to match the amount and timing of future cash flows expected to be collected. If there is a significant increase in the security’s expected cash flows, we are required to update the accretable yield on a prospective basis. If an increase is not significant, we may still choose to update the yield each quarter.

Prior to adoption of current GAAP for OTTI on investment securities, in all cases, if an impairment was determined to be other-than-temporary, an impairment loss was recognized in earnings in an amount equal to the entire difference between the security’s amortized cost and its fair value at the Statement of Condition date for which the assessment was made. We would conclude that an impairment was other-than-temporary if it were probable that we would not receive all of the investment security’s contractual cash flows. As part of this analysis, we had to assess our intent and ability to hold a security until recovery of any unrealized losses. We did not record any OTTI during 2008, or 2007. We adopted the current GAAP for OTTI as of January 1, 2009.

Advances. We make loans (“Advances”) to borrowers and report Advances at amortized cost net of unearned commitment fees, discounts (including discounts related to Affordable Housing Program (“AHP”), premiums, and any hedging adjustments. We amortize the premiums and accrete the discounts on Advances to Interest Income using the level-yield method. We record interest on Advances to income as earned.

Following the requirements of the Bank Act, we obtain sufficient collateral on Advances to protect us from losses. The Bank Act limits eligible collateral to certain investment securities, residential mortgage loans, cash or deposits with us, and other eligible real estate-related assets. As Note 7 more fully describes, community financial institutions (“CFIs”) are eligible to utilize expanded statutory collateral rules that include secured small business and agricultural loans and securities representing a whole interest in such secured loans. We evaluate the credit standing of our borrowers on an ongoing basis and classify as impaired any advance with respect to which management believes it is probable that all principal and interest due will not be collected according to its contractual terms. We have not experienced any credit losses on Advances in our history and, based on our credit extension and collateral policies, we currently do not anticipate any credit losses on Advances. Accordingly, we have not provided any allowance for losses on Advances at December 31, 2009 or 2008.

Commitment Fees. We defer commitment fees for Advances and amortize them to interest income using a level-yield methodology once the Advances are funded. Refundable fees are deferred until the commitment expires or until the Advances are funded, at which time such fees become non-refundable. We record commitment fees for standby letters of credit as a deferred credit when we receive the fees and accrete them using the straight-line method over the term of the standby letter of credit. Based upon the past experience, we believe that the likelihood of a standby letter of credit being drawn upon is remote.

Prepayment Fees. We charge a borrower a prepayment fee when the borrower prepays certain Advances before the original maturity. We record prepayment fees, net of hedge basis adjustments included in the book value of the advance, as Prepayment Fees on Advances in the Interest Income section of the Statements of Income. In cases in which we fund a new advance concurrent with, or within a short period of time after, the prepayment of an existing advance, we evaluate whether the new advance meets the accounting criteria to qualify as a modification of an existing advance or whether it constitutes a new advance.

Notes to Financial Statements, continued

($ amounts in thousands unless otherwise indicated)

If the advance, including an advance in a hedging relationship, qualifies as a modification of the existing advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized over the life of the modified advance using the level-yield method. This amortization is reported as Advances in the Interest Income section of the Statements of Income. If we determine that a new advance does not qualify as a modification of an existing advance, it is treated as an advance termination with subsequent funding of a new advance. The existing fees net of related hedging adjustments are reported as Prepayment Fees on Advances in the Interest Income section of the Statements of Income.

Mortgage Loans Held for Portfolio, net. We established the MPP as a service to our members. The MPP involves our investment in loans originated or acquired by members, and we are authorized to hold acquired member assets under this program.

Under MPP, we invest in mortgage loans that are government-guaranteed/insured by the Federal Housing Administration (“FHA”) and conventional residential mortgage loans purchased directly from participating members. We manage the liquidity and interest rate risk (including prepayment risk) and optionality of the loans, while our participating members either retain or release the servicing activities. If participating in the servicing release program, the member concurrently sells the servicing of the mortgage loans to an unrelated designated mortgage service provider.

To provide credit enhancement on conventional loans originated or acquired by a seller (i.e., a member), a portion of the periodic interest payments on the loans is deposited into a lender risk account (“LRA”). This account is established to conform to a regulation established by the Finance Board that conventional MPP mortgage purchases be credit-enhanced to a credit quality of at least investment grade. In order to comply with this regulation, we evaluate the proposed conventional mortgages to be acquired to determine the amount of expected losses that will occur. The expected losses are used to determine the amount to be deposited by the seller into the LRA, and these funds are available to offset any losses that may occur. A Master Commitment Contract governs the sale of loans in the program. Funds not needed to absorb losses are returned to the selling members over a period of time established in the Master Commitment Contract. No LRA is required after eleven years. This period was determined upon establishment of the program after reviewing the requirements of the supplemental mortgage insurance (“SMI”) providers, and looking at the lower default rates and increased equity for seasoned loans after such length of time. The amount to be deposited monthly to an LRA, which generally ranges from 0.07% to 0.10% per annum of the outstanding balance of the pool, is established at the time the seller enters into a Master Commitment Contract and is based on the size of the pool and the expected credit quality of the loans to be purchased. LRA funds are available to cover credit losses on any loan in the original master commitment pool. The minimum LRA balance required before funds can be returned to the seller generally ranges from 0.30% to 0.50% of the outstanding balance of the loans in the pool. This amount is also established in the Master Commitment Contract and varies with the size of the pool and the overall credit quality of the loans. If the LRA balance reaches the minimum requirement, any funds in excess of the required amount may be returned to the seller over time. The LRA is reported in Other Liabilities and totaled $23,754 and $21,892 at December 31, 2009, and 2008, respectively.

In addition to the expected losses covered by the LRA, the member selling conventional loans is required to purchase SMI, paid through the periodic interest payments, as an enhancement to cover losses over and above losses covered by the LRA. We are listed as the insured and this coverage serves to further limit the exposure to losses. The total credit enhancement, which includes borrower’s equity, primary mortgage insurance (“PMI”) (if applicable), the LRA and the SMI, is intended to provide, at a minimum, the equivalent to an investment-grade “AA” rating under a Nationally Recognized Statistical Rating Organization (“NRSRO”) model-based rating methodology (although the assets are not rated by an NRSRO). In the event the LRA and the standard SMI policy do not provide sufficient loss protection to support the equivalent investment-grade rating, additional mortgage insurance coverage, in the form of SMI or SMI Plus, also must be purchased by the seller. This policy covers the expected losses to achieve an investment-grade rating equivalent to “AA” at the time of acquisition, over and above the LRA and standard SMI.

Notes to Financial Statements, continued

($ amounts in thousands unless otherwise indicated)

We classify mortgage loans as held for portfolio and, accordingly, report them at their principal amount outstanding, net of unamortized premiums and unaccreted discounts, hedging adjustments, and mark-to-market basis adjustments on loans initially classified as mortgage loan commitments. We have the intent and ability to hold these mortgage loans to maturity.

We amortize deferred loan costs, premiums paid to and discounts received from our participating members, and basis adjustments on a pooled loan basis using the retrospective level-yield method over the estimated cash flows of the related mortgage loans. Actual prepayment experience and estimates of future principal prepayments are used in calculating the estimated cash flows of the mortgage loans. We aggregate the mortgage loans by similar characteristics (i.e., type, maturity, note rate, and acquisition date) in determining prepayment estimates. The level-yield method requires a retrospective adjustment each time we change the estimated prepayment amounts so that it is as if the new estimate had been used since the original acquisition date of the assets.

We receive payments on either a scheduled/scheduled or an actual/actual basis. Under the scheduled/scheduled option, we receive scheduled monthly principal and interest from the servicer regardless of whether the mortgagee is making payments to the servicer. Under actual/actual servicing agreements, the servicers remit payments as they are received from the borrowers.

We place all conventional loans on nonaccrual status when, using current information and events, we determine we will be unable to collect all principal and interest contractually due under the loan agreement. Loans remain on non-accrual status until the past due status has been remedied. FHA loans are not placed on nonaccrual status when the collection of the contractual principal or interest is past due because of the U.S. government guarantee of the loan and contractual obligation of the loan servicer for loans serviced on a scheduled/scheduled basis.

We perform quarterly reviews of our mortgage loan portfolio to identify losses inherent within the portfolio at the Statement of Condition date and to determine the likelihood of collection of the portfolio. The overall allowance is determined by a specific analysis that includes consideration of various data observations such as past performance, current performance, loan portfolio characteristics, collateral valuations, the member’s credit enhancement through the LRA and SMI coverage, recorded claims against LRA coverage, and creditworthiness of mortgage insurers, as well as a general analysis that includes consideration of industry data and prevailing economic conditions.

Credit enhancements are factored into the allowance for loan loss, provided collection is determined to be probable. Any potential losses that would be recovered from the credit enhancements, as well as any FHA insurance, are not reserved for as part of the allowance for loan losses. We do not record a charge-off to the allowance for loan losses when losses occur or record a recovery to the allowance for loan losses for any cash payments received as a result of the credit enhancements or FHA insurance.

As a result of this analysis, we have determined that, as of December 31, 2009, the credit enhancements would exceed the inherent losses in the portfolio. When we expect significant losses in excess of the credit enhancements, credit losses for financial reporting purposes will be recognized. Since the inception of the MPP, we have not experienced any significant loss on the MPP portfolio, and no significant additional losses are anticipated at this time. Accordingly, no allowance for loan losses is considered necessary at December 31, 2009 or 2008.

Notes to Financial Statements, continued

($ amounts in thousands unless otherwise indicated)

Premises, Software, and Equipment. We record premises, software, and equipment at cost, less accumulated depreciation and amortization. Our accumulated depreciation and amortization related to premises, software and equipment was $15,033 and $14,100, at December 31, 2009, and 2008, respectively. We compute depreciation using the straight-line method over the estimated useful lives of relevant assets as follows:

Class of Assets	Estimated Life
Automobiles	1-4 years
Computer hardware and software	3-5 years
Equipment	5-8 years
Furniture	10 years
Building	40 years

We amortize leasehold and building improvements using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining term of the asset. We capitalize improvements and major renewals, but expense ordinary maintenance and repairs when incurred. Depreciation and amortization expense for premises, software and equipment was $1,223, $1,221, and $1,429, for the years ended December 31, 2009, 2008, and 2007, respectively. We include any gain or loss on disposal of premises, software, and equipment in Other Income (Loss).

Derivatives. All derivatives are recognized in the Statements of Condition at their fair values. We have elected to report Derivative Assets and Derivative Liabilities on the Statements of Condition, net of cash collateral and accrued interest from counterparties.

Each derivative is designated as one of the following:

(i)	a hedge of the fair value of a recognized asset or liability, or an unrecognized firm commitment (“fair- value hedge”);

(ii)	a non-qualifying hedge of an asset or liability (“economic hedge”) for asset/liability management purposes; or,

(iii)	a non-qualifying hedge of another derivative (“intermediation hedge”) that is offered as a product to members or used to offset other derivatives with non-member counterparties.

Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are reported in Other Income (Loss) as Net Gains (Losses) on Derivatives and Hedging Activities.

Any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item) is reported in Other Income as Net Gains (Losses) on Derivatives and Hedging Activities.

An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities, or firm commitments that does not qualify or was not designated for hedge accounting, but is an acceptable hedging strategy under our risk management program. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge, by definition, introduces the potential for earnings variability caused by the changes in fair value of the derivatives that are recorded in our income but that are not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments. As a result, we recognize only the net interest and the change in fair value of these derivatives in Other Income (Loss) as Net Gains (Losses) on Derivatives and Hedging Activities with no offsetting fair value adjustments for the assets, liabilities, or firm commitments. Cash flows associated with such stand-alone derivatives (derivatives not qualifying as a hedge) are reported in Net Cash Provided by Operating Activities in the Statements of Cash Flows unless the derivative meets the criteria to be a financing derivative.

Notes to Financial Statements, continued

($ amounts in thousands unless otherwise indicated)

Derivatives used in intermediary activities do not qualify for hedge accounting treatment and are separately marked-to-market through earnings. We did not act as an intermediary during 2009, 2008, or 2007.

The difference between accruals of interest receivables and payables on derivatives designated as fair value hedges are recognized as adjustments to the income or expense of the designated underlying investment securities, Advances, Consolidated Obligations, or other financial instruments. The difference between accruals of interest receivables and payables on intermediated derivatives for members and other economic hedges are recognized in Other Income (Loss) as Net Gains (Losses) on Derivatives and Hedging Activities.

We may issue debt, make Advances, or purchase financial instruments in which a derivative instrument is “embedded.” Upon execution of such a transaction, we assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the Advance, debt or purchased financial instrument (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When we determine that (i) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (ii) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument pursuant to an economic hedge. However, if we determine that the entire contract (the host contract and the embedded derivative) should not be separated, or if we cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the Statements of Condition at fair value and no portion of the contract is designated as a hedging instrument.

If hedging relationships meet certain criteria, including, but not limited to, formal documentation of the hedging relationship and an expectation to be highly effective, they are eligible for hedge accounting and the offsetting changes in fair value of the hedged items may be recorded in earnings. The application of hedge accounting generally requires us to evaluate the effectiveness of the hedging relationships at inception and on an ongoing basis and to calculate the changes in fair value of the derivatives and related hedged items independently. This is known as the “long-haul” method of accounting. Transactions that meet more stringent criteria qualify for the “shortcut” method of hedge accounting in which an assumption can be made that the change in fair value of a hedged item exactly offsets the change in value of the related derivative. Effective April 1, 2008, we no longer apply the short-cut method to any new hedging relationships. All hedging relationships entered into prior to April 1, 2008, accounted for under the short-cut method, remain provided they continue to meet the assumption of “effectiveness”.

Derivatives are typically executed at the same time as the hedged Advance or Consolidated Obligation, and we designate the hedged item in a qualifying hedge relationship as of the trade date. In many hedging relationships, we may designate the hedging relationship upon our commitment to disburse an Advance or issue a Consolidated Obligation in which settlement occurs within the shortest period of time possible for the type of instrument based on market settlement conventions. We define market settlement conventions for Advances as five business days or less and for Consolidated Obligations as thirty calendar days or less, using a next business day convention. We record the changes in fair value of the derivative and the hedged item beginning on the trade date.

We discontinue hedge accounting prospectively when: (i) we determine that the derivative is no longer effective in offsetting changes in the fair value of a hedged item (including hedged items such as firm commitments); (ii) the derivative and/or the hedged item expires or is sold, terminated, or exercised; (iii) a hedged firm commitment no longer meets the definition of a firm commitment; or (iv) we determine that designating the derivative as a hedging instrument is no longer appropriate.

When hedge accounting is discontinued due to our determination that the derivative no longer qualifies as an effective fair value hedge of an existing hedged item, we either terminate the derivative or continue to carry the derivative in the Statements of Condition at its fair value recognizing changes in the fair value of the derivative in

Notes to Financial Statements, continued

($ amounts in thousands unless otherwise indicated)

current period earnings, cease to adjust the hedged asset or liability for changes in fair value, and amortize, using the level-yield method, the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item.

When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, we continue to carry the derivative on the Statements of Condition at its fair value, removing from the Statements of Condition any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current-period earnings.

Concessions on Consolidated Obligations. Concessions are paid to dealers in connection with the issuance of certain Consolidated Obligations. We defer and amortize, using the level-yield method, on an individual instrument basis, the amounts paid to dealers in connection with the sale of CO Bonds over the term to contractual maturity of the CO Bonds. The Office of Finance prorates the amount of the concession to us based upon the percentage of the debt issued that we assume. Unamortized concessions were $14,881 and $15,487 at December 31, 2009, and 2008, respectively, and are included in Other Assets. Amortization of such concessions is included in CO Bonds Interest Expense and totaled $19,411, $16,667, and $8,558 in 2009, 2008, and 2007, respectively. We defer and amortize, using the level-yield method, the concessions applicable to the sale of Discount Notes over the term to contractual maturity. These amounts are reported as Discount Notes Interest Expense in the Statements of Income.

Discounts and Premiums on Consolidated Obligations. We accrete the discounts on Discount Notes to expense on an individual instrument basis using the level-yield method over the contractual term of the related notes due to their short-term nature. We accrete the discounts and amortize the premiums on CO Bonds to CO Bonds Interest Expense using the level-yield method over the term to contractual maturity of the CO Bonds.

Mandatorily Redeemable Capital Stock. We reclassify capital stock subject to redemption from capital to liability as Mandatorily Redeemable Capital Stock (“MRCS”) after a member withdraws from membership, or attains non-member status by merger or acquisition, charter termination, or other involuntary termination from membership, because members’ shares will then meet the definition of a mandatorily redeemable financial instrument. Shares meeting this definition are reclassified to a liability at fair value. Dividends declared on shares classified as a liability are accrued at the expected dividend rate and reported as Interest Expense in the Statements of Income. The repurchase or redemption of MRCS is reported as a cash outflow in the Financing Activities section of the Statements of Cash Flows.

Employee Benefit Plans. We record the periodic benefit cost associated with our employee retirement plans and our contributions associated with our defined contribution plans as Compensation and Benefits expense in the Statements of Income. Our obligation under these plans is reported in Other Liabilities. Our non-qualified benefit plans are unfunded; however, we maintain Rabbi Trusts to fund our supplemental executive retirement, supplemental executive thrift, and directors’ deferred compensation plans. The securities in these trusts are reported as a component of Other Assets. The unrealized gains and losses on these securities are netted with the costs of the benefit plans in Compensation and Benefits expense in the Statements of Income.

Finance Agency/Finance Board Expenses. We, along with the other FHLBs, funded the costs of operating the Finance Board, and have funded a portion of the costs of operating the Finance Agency. The Finance Board allocated its operating and capital expenditures to the FHLBs based on each FHLB’s percentage of total combined regulatory capital plus Retained Earnings through July 29, 2008. A portion of the Finance Agency’s expenses and working capital fund are allocated among the FHLBs based on the pro rata share of the annual assessments (which are based on the ratio between each FHLB’s minimum required regulatory capital and the aggregate minimum required regulatory capital of every FHLB). Each FHLB must pay an amount equal to one-half of its annual assessment twice each year.

Notes to Financial Statements, continued

($ amounts in thousands unless otherwise indicated)

Office of Finance Expenses. We are assessed for our proportionate share of the costs of operating the Office of Finance. The Office of Finance allocates its operating and capital expenditures based equally on each FHLB’s percentage of total capital stock for the FHLBs, percentage of Consolidated Obligations issued, and percentage of Consolidated Obligations outstanding.

Affordable Housing Program. The Bank Act requires each FHLB to establish and fund an AHP. We charge the required funding for AHP to earnings and establish a liability. The AHP funds provide subsidies in the form of direct grants to members to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. We may also issue AHP Advances to members at interest rates below the customary interest rate for non-subsidized Advances. When we make an AHP advance, the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP advance rate and our related cost of funds for comparable maturity funding is charged against the AHP liability and reported as a discount on the AHP advance. We have the authority to make the AHP subsidy available to members as a grant. The discount on AHP Advances is accreted to interest income on Advances using a level-yield methodology over the life of the Advance. (See Note 12 for more information.)

Resolution Funding Corporation. We are required to make quarterly payments to the Resolution Funding Corporation (“REFCORP”) to fund interest on bonds issued by REFCORP. REFCORP is a corporation established by Congress in 1989 to provide funding for the resolution and disposition of insolvent savings institutions. We recognize the REFCORP expense on an accrual basis based on our net earnings. (See Note 13 for more information).

Estimated Fair Values. Many of our financial instruments lack an available trading market characterized as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Therefore, we use pricing services and/or internal models employing significant estimates and present value calculations when disclosing and recording estimated fair values. For some instruments with three months or less to repricing or maturity, we assume that carrying value approximates fair value. (See Note 17 for more information.)

Cash Flows. Within the Statements of Cash Flows, we consider Cash and Due from Banks from the Statements of Condition as Cash and Cash Equivalents because of their highly liquid nature. Federal Funds Sold and Interest-Bearing Deposits from the Statements of Condition are not treated as Cash and Cash Equivalents for purposes of the Statements of Cash Flows, but instead are treated as short-term investments and are reported in the Investing Activities section of the Statements of Cash Flows.

Reclassifications. Certain amounts in the 2008 and 2007 financial statements have been reclassified to conform to the 2009 presentation.

Note 2 — Recently Issued Accounting Standards & Interpretations

Recognition and Presentation of Other-Than-Temporary Impairments. On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued guidance amending the OTTI guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. This OTTI guidance clarifies the interaction of the factors that should be considered when determining whether a debt security is OTTI and changes the presentation and calculation of the OTTI on debt securities recognized in earnings in the financial statements. This guidance does not amend existing recognition and measurement guidance related to OTTI of equity securities. This guidance expands and increases the frequency of existing disclosures about OTTI for debt and equity securities and requires new disclosures to help users of financial statements understand the significant inputs used in determining a credit loss, as well as a rollforward of that amount each period.

We adopted this OTTI guidance as of January 1, 2009. Our adoption of this guidance had a material effect on our financial condition and results of operations (see Note 6).

Notes to Financial Statements, continued

($ amounts in thousands unless otherwise indicated)

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly. On April 9, 2009, the FASB issued guidance that clarifies the approach to and provides additional factors to consider in estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. We early adopted this guidance as of January 1, 2009. Our adoption of this guidance did not have a material effect on our financial condition, results of operations or cash flows.

Interim Disclosures about Fair Value of Financial Instruments. On April 9, 2009, the FASB issued guidance to require disclosures about the fair value of financial instruments, including disclosure of the method(s) and significant assumptions used to estimate the fair value of financial instruments, in interim financial statements as well as in annual financial statements. Previously, these disclosures were required only in annual financial statements. We early adopted this guidance as of January 1, 2009. Our adoption of this guidance resulted in increased interim financial statement disclosures, but did not have an effect on our financial condition, results of operations or cash flows.

Accounting for Transfers of Financial Assets. On June 12, 2009, the FASB issued guidance intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Key provisions of the guidance include: (i) the removal of the concept of qualifying special purpose entities; (ii) the introduction of the concept of a participating interest, in circumstances in which a portion of a financial asset has been transferred; and (iii) the requirement that to qualify for sale accounting, the transferor must evaluate whether it maintains effective control over transferred financial assets either directly or indirectly. The guidance also requires enhanced disclosures about transfers of financial assets and a transferor’s continuing involvement. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010, for us), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. We adopted this guidance as of January 1, 2010. We do not expect our adoption of this guidance to have a material effect on our financial condition, results of operations or cash flows.

Accounting for the Consolidation of Variable Interest Entities. On June 12, 2009, the FASB issued guidance intended to improve financial reporting by enterprises involved with variable interest entities (“VIEs”), by providing more relevant and reliable information to users of financial statements. This guidance amends the manner in which entities evaluate whether consolidation is required for VIEs. An entity must first perform a qualitative analysis in determining whether it must consolidate a VIE, and if the qualitative analysis is not determinative, the entity must perform a quantitative analysis. The guidance also requires that an entity continually evaluate VIEs for consolidation, rather than making such an assessment based upon the occurrence of triggering events. Additionally, the guidance requires enhanced disclosures about how an entity’s involvement with a VIE affects its financial statements and its exposure to risks. Our investments in VIEs may include, but are not limited to, senior interests in private-label MBS. We do not have the power to significantly affect the economic performance of any of our investments in VIEs since we do not act as a key decision-maker and do not have the unilateral ability to replace a key decision-maker. Additionally, since we hold the senior interest, rather than the residual interest, in our investments in VIEs, we do not have the obligation to absorb losses of, or receive benefits from, any of our investments in VIEs that could potentially be significant to the VIEs. Furthermore, we do not design, sponsor, transfer, service or provide credit or liquidity support in any of our investments in VIEs. This guidance is effective as of January 1, 2010. Earlier application is prohibited. We evaluated our investments in VIEs that we held as of January 1, 2010, and determined that consolidation accounting is not required under the new accounting guidance since we are not the primary beneficiary as described above. We do not expect our adoption of this guidance to have a material effect on our financial condition, results of operations or cash flows.

Notes to Financial Statements, continued

($ amounts in thousands unless otherwise indicated)

Fair Value Measurements and Disclosures — Measuring Liabilities at Fair Value. On August 28, 2009, the FASB issued amended guidance for the fair value measurement of liabilities. The update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (i) a valuation technique that uses: (a) the quoted price of the identical liability when traded as an asset, or (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (ii) another valuation technique that is consistent with the fair value measurement principles, such as the income approach, a present value measurement technique or a market approach. The fair value determined under these valuation techniques should reflect the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. This guidance is effective for the first reporting period (including interim periods) beginning after issuance (October 1, 2009, for us). Its adoption did not have a material effect on our financial condition, results of operations or cash flows.

Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements. On January 21, 2010, the FASB issued amended guidance for the fair value measurements and disclosures. The update requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. Furthermore, this update requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs; clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value; and amends guidance on employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009 (January 1, 2010, for us), except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 (January 1, 2011, for us), and for interim periods within those fiscal years. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Early adoption is permitted. Our adoption of this amended guidance may result in increased annual and interim financial statement disclosures but we do not expect this guidance to have a material effect on our results of operations, financial condition, or cash flows.

Scope Exception Related to Embedded Credit Derivatives. On March 5, 2010, the FASB issued amended guidance to clarify that the only type of embedded credit derivative feature related to the transfer of credit risk that is exempt from derivative bifurcation requirements is one that is in the form of subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination will need to assess those embedded credit derivatives to determine if bifurcation and separate accounting as a derivative is required. This guidance is effective at the beginning of the first interim reporting period beginning after June 15, 2010 (July 1, 2010 for us). Early adoption is permitted at the beginning of an entity’s first interim reporting period beginning after issuance of this guidance. We are currently evaluating the effect of the adoption of this guidance on our financial condition, results of operations and cash flows.

Note 3 — Cash and Due from Banks

We maintain cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions on the withdrawal of the funds. The average cash balances for the years ended December 31, 2009, and 2008, were approximately $1,022 and $1,177, respectively.

In addition, we maintained average required balances with various Federal Reserve Banks of $5,000 for the years ended December 31, 2009, and 2008. These represent average daily balances required to be maintained over each 14-day reporting cycle; however, we may use earnings credits on these balances to pay for services received from the Federal Reserve Banks.

Notes to Financial Statements, continued

($ amounts in thousands unless otherwise indicated)

Pass-through Deposit Reserves. We act as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. The amount shown as Cash and Due from Banks includes pass-through reserves deposited with us of approximately $3,420 and $2,150 at December 31, 2009, and 2008.

Note 4 — Available-for-Sale Securities

Major Security Types. AFS include AAA-rated agency debentures issued or guaranteed by Government Sponsored Enterprises (“GSEs”) purchased from non-member counterparties. These GSEs include Freddie Mac and Fannie Mae. AFS were as follows:

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
GSEs	$1,672,918	$87,796	$—	$1,760,714

Total AFS	$1,672,918	$87,796	$—	$1,760,714

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
GSEs	$1,681,947	$160,430	$—	$1,842,377

Total AFS	$1,681,947	$160,430	$—	$1,842,377

Gross Unrealized Gains as of December 31, 2009, includes unrealized gains on AFS of $2,140 and a hedging gain of $85,656. Gross Unrealized Gains as of December 31, 2008, includes unrealized losses on AFS of $66,766 and a hedging gain of $227,196.

Redemption Terms. The amortized cost and estimated fair value of AFS by contractual maturity are shown below.

Year of Contractual Maturity	December 31, 2009		December 31, 2008
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	1,672,918	1,760,714	1,681,947	1,842,377
Due after ten years	—	—	—	—

Total AFS	$1,672,918	$1,760,714	$1,681,947	$1,842,377

Interest Rate Payment Terms. All of the AFS pay a fixed rate of interest ranging from 4.88% to 5.50%.

Realized Gains and Losses. There were no sales of AFS during either of the years ended December 31, 2009, and 2008. There were no AFS sold or outstanding during the year ended December 31, 2007.

Note 5 — Held-to-Maturity Securities

Major Security Types. HTM consist primarily of MBS and ABS and corporate debentures guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) and backed by the full faith and credit of the United States under the Temporary Liquidity Guarantee Program (“TLGP”). Our MBS include residential MBS (“RMBS”) and

Notes to Financial Statements, continued

($ amounts in thousands unless otherwise indicated)

commercial MBS (“CMBS”). Our ABS include both manufactured housing and home equity loans. HTM also include CDs and bank notes, state or local housing finance agency obligations, and corporate debentures issued by GSEs. Our HTM purchased from non-member counterparties were as follows:

December 31, 2009	Amortized Cost(1)	OTTI Recognized In Net AOCI	Carrying Value(2)	Gross Unrecognized Holding Gains(3)	Gross Unrecognized Holding Losses(3)	Estimated Fair Value
Non-MBS and ABS:
GSE debentures	$125,893	$—	$125,893	$446	$—	$126,339
State or local housing finance agency obligations	260	—	260	—	—	260
TLGP	2,067,311		2,067,311	8,407	(26)	2,075,692

Total Non-MBS and ABS	2,193,464	—	2,193,464	8,853	(26)	2,202,291

MBS and ABS:
U.S. agency obligations — guaranteed RMBS	865,160	—	865,160	164	(7,965)	857,359
GSE RMBS	2,136,381	—	2,136,381	58,880	(2,985)	2,192,276
Private-label RMBS	2,805,348	(324,041)	2,481,307	56,915	(116,891)	2,421,331
Private-label CMBS	—	—	—	—	—	—
Private-label ABS	24,839	—	24,839	—	(7,614)	17,225

Total MBS and ABS	5,831,728	(324,041)	5,507,687	115,959	(135,455)	5,488,191

Total HTM	$8,025,192	$(324,041)	$7,701,151	$124,812	$(135,481)	$7,690,482

December 31, 2008	Amortized Cost(1)	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Estimated Fair Value
Non-MBS and ABS:
GSE debentures	$—	$—	$—	$—
State or local housing finance agency obligations	885	7	—	892
TLGP	—	—	—	—

Total Non-MBS and ABS	885	7	—	892

MBS and ABS:
U.S. agency obligations — guaranteed RMBS	11,285	23	(10)	11,298
GSE RMBS	2,147,433	17,165	(2,242)	2,162,356
Private-label RMBS	4,439,637	10	(750,361)	3,689,286
Private-label CMBS	64,772	—	(447)	64,325
Private-label ABS	28,189	—	(9,151)	19,038

Total MBS and ABS	6,691,316	17,198	(762,211)	5,946,303

Total HTM	$6,692,201	$17,205	$(762,211)	$5,947,195

(1)	Amortized cost of HTM includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and/or previous OTTI recognized in earnings. At December 31, 2008, carrying value equaled amortized cost.
(2)	In accordance with the amended OTTI guidance, carrying value of HTM represents amortized cost after adjustment for non-credit related impairment recognized in AOCI.
(3)	Gross unrecognized holding gains (losses) represent the difference between estimated fair value and carrying value, while gross unrealized gains (losses) represent the difference between estimated fair value and amortized cost.

Notes to Financial Statements, continued

($ amounts in thousands unless otherwise indicated)

The following tables summarize the HTM with unrealized losses, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

December 31, 2009	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses(1)
Non-MBS and ABS:
TLGP	$46,263	$(26)	$—	$—	$46,263	$(26)

Total Non-MBS and ABS	46,263	(26)	—	—	46,263	(26)

MBS and ABS:
U.S. agency obligations — guaranteed RMBS	746,222	(7,965)	—	—	746,222	(7,965)
GSE RMBS	280,660	(2,985)	—	—	280,660	(2,985)
Private-label RMBS	—	—	2,421,331	(384,017)	2,421,331	(384,017)
Private-label CMBS	—	—	—	—	—	—
Private-label ABS	—	—	17,225	(7,614)	17,225	(7,614)

Total MBS and ABS	1,026,882	(10,950)	2,438,556	(391,631)	3,465,438	(402,581)

Total Impaired	$1,073,145	$(10,976)	$2,438,556	$(391,631)	$3,511,701	$(402,607)

December 31, 2008	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS and ABS:
TLGP	$—	$—	$—	$—	$—	$—

Total Non-MBS and ABS	—	—	—	—	—	—

MBS and ABS:
U.S. agency obligations — guaranteed RMBS	1,343	(10)	—	—	1,343	(10)
GSE RMBS	284,998	(656)	299,261	(1,586)	584,259	(2,242)
Private-label RMBS	2,646,992	(553,177)	1,041,690	(197,184)	3,688,682	(750,361)
Private-label CMBS	64,325	(447)	—	—	64,325	(447)
Private-label ABS	—	—	19,038	(9,151)	19,038	(9,151)

Total MBS and ABS	2,997,658	(554,290)	1,359,989	(207,921)	4,357,647	(762,211)

Total Impaired	$2,997,658	$(554,290)	$1,359,989	$(207,921)	$4,357,647	$(762,211)

(1)	The unrealized losses of $402,607 include OTTI recognized in AOCI of $324,041, gross unrecognized holding losses of $135,481, and gross unrecognized holding gains on OTTI securities (due to an increase in price since their previous OTTI) of $56,915 at December 31, 2009.

Notes to Financial Statements, continued

($ amounts in thousands unless otherwise indicated)

Redemption Terms. The amortized cost and estimated fair value of HTM by contractual maturity are shown below. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Year of Contractual Maturity	December 31, 2009			December 31, 2008
	Amortized Cost(1)	Carrying Value(1)	Estimated Fair Value	Amortized Cost(2)	Estimated Fair Value
Non-MBS and ABS:
Due in one year or less	$—	$—	$—	$—	$—
Due after one year through five years	2,193,204	2,193,204	2,202,031	—	—
Due after five years through ten years	—	—	—	—	—
Due after ten years	260	260	260	885	892

Total Non-MBS and ABS	2,193,464	2,193,464	2,202,291	885	892
Total MBS and ABS	5,831,728	5,507,687	5,488,191	6,691,316	5,946,303

Total HTM	$8,025,192	$7,701,151	$7,690,482	$6,692,201	$5,947,195

(1)	In accordance with the amended OTTI guidance, carrying value of HTM represents amortized cost after adjustment for non-credit related impairment recognized in AOCI.
(2)	At December 31, 2008, carrying value equaled amortized cost.

Interest Rate Payment Terms. The following table details interest rate payment terms for investment securities classified as HTM, at amortized cost:

	December 31, 2009	December 31, 2008
Non-MBS and ABS:
Fixed-rate	$26,153	$885
Variable-rate	2,167,311	—

Total Non-MBS and ABS	2,193,464	885

MBS and ABS:
Pass-through securities:
Fixed-rate	778,364	—
Variable-rate	681,869	119,820
Collateralized mortgage obligations:
Fixed-rate	3,304,325	4,962,459
Variable-rate	1,067,170	1,609,037

Total MBS and ABS	5,831,728	6,691,316

Total HTM, at amortized cost	$8,025,192	$6,692,201

Variable-rate pass-through securities include hybrid adjustable mortgage securities of $424,400 and $119,820 at December 31, 2009, and 2008, respectively. Variable-rate collateralized mortgage obligations include hybrid adjustable mortgage securities of $1,009,130 and $1,604,428 at December 31, 2009, and 2008, respectively.

The amortized cost of our non-MBS and ABS classified as HTM includes net purchased premiums of $4,239 and $0 at December 31, 2009 and 2008, respectively. At December 31, 2009, the amortized cost of our MBS and ABS classified as HTM includes net purchased premiums of $36,429, credit losses of $60,291, related accretion of credit losses of $1,533, and net discounts reclassified into credit losses of $5,142. At December 31, 2008, the amortized cost of the MBS and ABS classified as HTM includes net purchased discounts of $19,549.

Notes to Financial Statements, continued

($ amounts in thousands unless otherwise indicated)

Realized Gains and Losses. There were no sales of HTM during any of the years ended December 31, 2009, 2008, and 2007.

Note 6 — Other-Than-Temporary Impairment Analysis

OTTI Evaluation Process. We evaluate our individual AFS and HTM that are in an unrealized loss position for OTTI on a quarterly basis. As part of our evaluation of securities for OTTI, we consider whether we intend to sell each debt security and whether it is more likely than not that we will be required to sell the security before its anticipated recovery, which may be to maturity. If either of these conditions is met, we recognize an OTTI charge to earnings equal to the entire difference between the security’s amortized cost and its estimated fair value at the Statement of Condition date. For securities in an unrealized loss position that do not meet either of these conditions, we perform an analysis to determine if any of these securities are OTTI.

For our agency MBS, we determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect us from losses based on current expectations. As a result, we have determined that, as of December 31, 2009, all of the gross unrealized losses on our agency MBS are temporary. The declines in market value of these securities are not attributable to credit quality, and we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost. As a result, we do not consider any of these investments to be OTTI at December 31, 2009.

As of December 31, 2009, we had no AFS in an unrealized loss position, after derivative and hedging adjustments.

For the first quarter of 2009, FHLB System-wide modeling assumptions were used by all FHLBs for purposes of producing cash-flow analyses used in the OTTI assessment for private-label MBS. The FHLB OTTI Governance Committee, which is comprised of representatives from all 12 FHLBs, was formed in the second quarter of 2009 and has responsibility for reviewing and approving the key modeling assumptions, inputs and methodologies to be used by the FHLBs to generate cash-flow projections used in analyzing credit losses and determining OTTI for private-label MBS. Beginning in the second quarter 2009 and continuing throughout 2009, to support consistency among the FHLBs, we have completed our OTTI analysis primarily using key modeling assumptions provided by the FHLB OTTI Governance Committee for all but two of our private-label MBS.

Beginning with the third quarter of 2009, the process was changed by the FHLB OTTI Governance Committee to select 100% of our private-label MBS portfolio for OTTI cash flow analysis using the FHLBs’ common platform and agreed-upon assumptions instead of screening for at-risk securities. Prior to the third quarter of 2009, we used indicators, or “screens,” which considered various characteristics of each security to determine which individual securities were at risk for OTTI.

For one private-label RMBS and one manufactured housing investment for which underlying collateral data is not available, alternative procedures, as determined by our Bank, were used to evaluate these securities for OTTI. These securities, representing an unpaid principal balance of $21,332 as of December 31, 2009, were outside the scope of the FHLB OTTI Governance Committee.

Our evaluation includes estimating projected cash flows that we are likely to collect based on an assessment of all available information about each individual security, the structure of the security and certain assumptions as determined by the FHLB OTTI Governance Committee, such as the prepayment speeds, default rates, loss severity on the collateral supporting our security based on underlying loan-level borrower and loan characteristics, expected housing price changes, and interest-rate assumptions, to determine whether any principal losses will occur.

We performed a cash flow analysis using two third-party models.

Notes to Financial Statements, continued

($ amounts in thousands unless otherwise indicated)

The first third-party model considers borrower characteristics and the particular attributes of the loans underlying our securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, delinquencies, and loss severities. A significant input to the first third-party model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSA”), which are based on an assessment of the relevant housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area with a population of ten thousand or more people. Our housing price forecast assumed CBSA level current-to-trough home price declines ranging from 0% to 15% over the next 9 to 15 months. Thereafter, home prices are projected to remain flat in the first six months, increase 0.5% in the next six months, 3% in the second year and 4% in each subsequent year.

The month-by-month projections of future loan performance derived from the first third-party model are then input into a second third-party model, which allocates the projected loan-level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash-flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results of these third-party models can vary significantly with changes in assumptions and expectations. The scenario of cash flows, determined based on the model approach described above, reflects a scenario as supplied by the FHLB OTTI Governance Committee and includes a base case current-to-trough housing price forecast and a base case housing price recovery path described in the prior paragraph.

At each quarter end, we compare the present value of the cash flows expected to be collected on our private-label MBS with principal losses to the amortized cost of the security to determine whether a credit loss exists. For securities previously identified as OTTI, we update our estimate of future estimated cash flows on a quarterly basis.

During the quarter ended December 31, 2009, we changed our estimation technique used to determine the present value of estimated cash flows expected to be collected for our variable-rate and hybrid adjustable private-label MBS. Specifically, we employed a technique that allows us to update the effective interest rate used in our present value calculation, which isolates the subsequent movements in the underlying interest rate indices from our measurement of credit loss. Prior to this change, we had determined the effective interest rate on each security prior to its first impairment, and continued to use this effective interest rate for calculating the present value of cash flows expected to be collected, even though the underlying interest rate indices changed over time. This change in present value estimation technique did not have a significant impact on our estimated credit loss of variable-rate and hybrid adjustable private-label MBS at December 31, 2009.

Results of OTTI Evaluation Process. Based on our evaluations, for the year ended December 31, 2009, we recognized OTTI losses for 21 securities with an aggregate amount of $1,330,697 of unpaid principal balance in HTM private-label RMBS, as further described below. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities before our anticipated recovery of each security’s remaining amortized cost. However, we determined that we would not recover the entire amortized cost of these securities. As such, we recognized net OTTI charges of $60,291 for the year ended December 31, 2009, related to the credit losses on private-label RMBS, which is reported in the Other Income (Loss) section of the Statements of Income as Net Other-Than-Temporary Impairment Losses. We recognized a net impairment of $352,440, related to all other factors, which is reported as an offset to the total OTTI charges in the Other Income (Loss) section of the Statements of Income, and is included in Other Comprehensive Income (Loss) on the Statements of Capital as Net Non-Credit Portion Before Accretion.

The OTTI recognized in AOCI on the Statements of Condition related to HTM is accreted to the carrying value of each security on a prospective basis, over the remaining life of each security. Such accretion increases the carrying

Notes to Financial Statements, continued

($ amounts in thousands unless otherwise indicated)

value of each security and continues until each security is sold or matures, or there is an additional OTTI that is recognized in earnings. For the year ended December 31, 2009, we accreted $28,399 of non-credit impairment from AOCI to the carrying value of HTM.

For previously impaired securities where the fair value is greater than the fair value at the time of the previous impairment, an amount equal to all or a portion of the current quarter credit loss is reclassified out of non-credit losses in AOCI and into Other Income (Loss). This amount totaled $22,140 for the year ended December 31, 2009.

For the 21 securities for which an OTTI was determined to have occurred during the year ended December 31, 2009 (that is, securities for which we determined that it was more likely than not that the entire amortized cost would not be recovered), the following table presents a summary of the significant inputs used to determine the amount of credit loss recognized in earnings during this period as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a shortfall of cash flows on the security. The calculated averages represent the dollar-weighted averages of all the private-label RMBS in each category shown. The classification (prime or Alt-A) is based on the model used to run the estimated cash flows for the security, which may not necessarily be the same as the classification at the time of origination.

Year of Securitization	Significant Inputs for OTTI private-label RMBS						Current Credit Enhancement
	Prepayment Rates		Default Rates		Loss Severities
	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %
Prime:
2007	8.9	5.7 - 16.1	22.8	14.3 - 40.6	41.9	38.5 - 47.5	4.9	3.3 - 12.8
2006	8.8	3.9 - 15.4	17.1	12.3 - 22.9	44.3	36.0 - 51.4	5.7	4.2 - 10.3
2005	11.3	10.9 - 11.6	22.5	21.5 - 24.4	44.2	42.4 - 45.2	9.9	9.3 - 10.5
Total Prime	9.6	3.9 - 16.1	21.3	12.3 - 40.6	43.2	36.0 - 51.4	6.7	3.3 - 12.8
Alt-A:
2007	12.7	8.5 - 16.8	45.7	31.0 - 61.2	40.0	35.8 - 44.3	9.5	6.1 - 12.9
2006	10.7	10.7 - 10.7	19.9	19.9 - 19.9	39.5	39.5 - 39.5	4.6	4.6 - 4.6
2005	11.9	7.4 - 19.2	39.4	27.6 - 46.3	41.0	29.4 - 48.6	7.9	6.1 - 8.7
Total Alt-A	12.4	7.4 - 19.2	43.2	19.9 - 61.2	40.2	29.4 - 48.6	8.9	4.6 - 12.9
Total OTTI private-label RMBS	11.1	3.9 - 19.2	32.9	12.3 - 61.2	41.6	29.4 - 51.4	7.8	3.3 - 12.9

The following table displays the classification of our securities for which an OTTI loss was recognized during 2009, based on our impairment analysis of our investment portfolio at December 31, 2009. Securities are classified based on the classification (prime or Alt-A) by the NRSROs upon issuance.

December 31, 2009	Unpaid Principal Balance	Amortized Cost	Carrying Value	Fair Value
OTTI HTM:
Private-label RMBS – prime	$1,260,238	$1,196,788	$882,735	$937,262
Private-label RMBS – Alt-A	70,459	66,943	56,955	59,343

Total OTTI HTM	$1,330,697	$1,263,731	$939,690	$996,605

Total HTM MBS and ABS	$5,866,504	$5,831,728	$5,507,687	$5,488,191

Total HTM	$8,055,729	$8,025,192	$7,701,151	$7,690,482

Notes to Financial Statements, continued

($ amounts in thousands unless otherwise indicated)

The table below displays the credit and non-credit OTTI losses on our securities. Securities are classified based on the classification by the NRSROs upon issuance.

For the Year Ended December 31, 2009	Credit Losses	Net Non-Credit Losses	Total OTTI Losses
OTTI HTM:
Private-label RMBS – prime	$57,156	$341,000	$398,156
Private-label RMBS – Alt-A	3,135	11,440	14,575

Total OTTI HTM	$60,291	$352,440	$412,731

The following table presents a rollforward by quarter of the credit losses recognized in Other Income (Loss). The rollforward excludes the portion of OTTI charges that were recognized in AOCI. We did not recognize a cumulative effect adjustment to the retained earnings balance at January 1, 2009, as we had not previously incurred OTTI charges.

For the Year Ended December 31, 2009
Balance as of January 1, 2009	$—
Additions:
Credit losses for which OTTI was not previously recognized	18,550
Additional OTTI credit losses on securities for which an OTTI charge was previously recognized	—
Reductions(1)	—

Balance as of March 31, 2009	18,550

Additions:
Credit losses for which OTTI was not previously recognized	1,129
Additional OTTI credit losses on securities for which an OTTI charge was previously recognized	915
Reductions(1)	—

Balance as of June 30, 2009	20,594

Additions:
Credit losses for which OTTI was not previously recognized	5,848
Additional OTTI credit losses on securities for which an OTTI charge was previously recognized	18,463
Reductions(1)	—

Balance as of September 30, 2009	44,905

Additions:
Credit losses for which OTTI was not previously recognized	9,300
Additional OTTI credit losses on securities for which an OTTI charge was previously recognized	6,086
Reductions(1)	—

Balance as of December 31, 2009	$60,291

(1)	We have not reduced credit losses for any of the following scenarios:

•	securities sold, matured, paid down or prepaid during the period;

•

securities for which the amount previously recognized in AOCI was recognized in earnings because we intend to sell the security or where it is more likely than not we will be required to sell the security before recovery of the amortized cost; or

•	increase in cash flows expected to be collected, recognized over the remaining life of the securities.

Notes to Financial Statements, continued

($ amounts in thousands unless otherwise indicated)

The remaining unrealized losses in our HTM portfolio are due to illiquidity in the marketplace, credit deterioration and interest rate volatility in the U.S. mortgage markets. However, the losses are considered temporary as we expect to recover the entire amortized cost on the remaining HTM in an unrealized loss position and neither intend to sell these securities nor consider it more likely than not that we will be required to sell these securities before our anticipated recovery of the remaining amortized cost.

Note 7 — Advances

Redemption Terms. We had Advances outstanding, including AHP Advances (see Note 12), at interest rates ranging from 0.07% to 8.34%, as summarized below.

Year of Contractual Maturity	December 31, 2009		December 31, 2008
	Amount	WAIR(1) %	Amount	WAIR(1) %
Overdrawn demand and overnight deposit accounts	$—	—	$653	2.50
Due in 1 year or less	5,045,723	3.65	8,990,320	3.06
Due after 1 year through 2 years	2,842,987	4.13	4,796,132	4.63
Due after 2 years through 3 years	4,152,585	4.01	3,114,072	4.34
Due after 3 years through 4 years	2,495,969	3.70	3,945,033	4.22
Due after 4 years through 5 years	1,003,680	3.57	2,482,446	3.93
Thereafter	6,168,969	2.81	6,646,351	4.04
Index amortizing Advances	—	—	134	7.47

Total Advances, par value	21,709,913	3.55	29,975,141	3.89
Unamortized discount on AHP advances	(156)		(205)
Unamortized discount on advances	(243)		(354)
Hedging adjustments	724,297		1,267,356
Other adjustments(2)	9,093		7,066

Total Advances	$22,442,904		$31,249,004

(1)	Weighted Average Interest Rate.
(2)	Other adjustments include deferred prepayment fees being recognized through the payments on the new advance.

Index-amortizing Advances require repayment according to amortization schedules linked to the level of various indices. Usually, as market interest rates rise (fall), the maturity of an index-amortizing advance extends (contracts).

We offer Advances to members that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable Advances). Other Advances may only be prepaid by paying a fee (prepayment fee) that makes us financially indifferent to the prepayment of the Advance. At December 31, 2009, and 2008, we had callable Advances of $3,494,781 and $4,433,186, respectively.

Notes to Financial Statements, continued

($ amounts in thousands unless otherwise indicated)

The following table summarizes Advances by the earlier of the year of contractual maturity or next call date:

Year of Contractual Maturity or Next Call Date	December 31, 2009	December 31, 2008
Overdrawn demand and overnight deposit accounts	$—	$653
Due in 1 year or less	6,478,573	10,229,847
Due after 1 year through 2 years	2,732,487	5,283,994
Due after 2 years through 3 years	5,027,585	2,824,978
Due after 3 years through 4 years	2,495,969	4,849,033
Due after 4 years through 5 years	976,680	2,413,396
Thereafter	3,998,619	4,373,106
Index amortizing Advances	—	134

Total Advances, par value	$21,709,913	$29,975,141

We also offer putable and convertible Advances. With a putable Advance, we have the right to terminate the Advance at predetermined exercise dates, which we would typically exercise when interest rates increase. At December 31, 2009, and 2008, we had putable Advances outstanding totaling $5,240,500 and $5,597,000, respectively. Convertible Advances allow us to convert to/from a fixed-rate Advance from/to a variable-rate Advance at the current market rate or another structure after an agreed-upon lockout period. At December 31, 2009, and 2008, we had no convertible Advances outstanding.

The following table summarizes Advances by the earlier of the year of contractual maturity or next put date:

Year of Contractual Maturity or Next Put Date	December 31, 2009	December 31, 2008
Overdrawn demand and overnight deposit accounts	$—	$653
Due in 1 year or less	8,075,673	13,964,820
Due after 1 year through 2 years	2,763,487	3,918,782
Due after 2 years through 3 years	2,034,385	2,918,122
Due after 3 years through 4 years	2,232,719	1,445,833
Due after 4 years through 5 years	950,680	1,759,446
Thereafter	5,652,969	5,967,351
Index amortizing Advances	—	134

Total Advances, par value	$21,709,913	$29,975,141

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

CFIs are institutions that have, as of the date of the transaction at issue, less than $1.0 billion (subject to annual adjustment by the Finance Agency director based on the consumer price index) in average total assets over the three years preceding the transaction date. CFIs are eligible under expanded statutory collateral rules to pledge as collateral for Advances small-business, small-farm and small-agribusiness loans fully secured by collateral other than real estate, or securities representing a whole interest in such secured loans. HERA also adds secured loans for “community development activities” as a permitted purpose and as eligible collateral for Advances to CFIs.

Notes to Financial Statements, continued

($ amounts in thousands unless otherwise indicated)

At December 31, 2009, and 2008, we had rights to collateral on a member-by-member basis with an estimated value greater than outstanding Advances. The estimated value of the collateral required to secure each borrower’s obligations is calculated by applying collateral discounts or haircuts. We require all borrowers to execute a written security agreement. On the basis of the financial condition of the borrower, the type of security agreement, and other factors, we impose one of two requirements to protect the collateral secured. We either:

(i)	allow the borrower to retain possession of the collateral assigned to us while agreeing to hold such collateral for our benefit; or

(ii)	require the borrower to specifically assign or place physical possession of such collateral with us or a third-party custodian we approve.

Beyond these provisions, Section 10(e) of the Bank Act affords any security interest granted to us by a member or any affiliate of the member priority over the claims and rights of any other party except those claims that would be entitled to priority under otherwise applicable law and that are held by bona fide purchasers for value or by secured parties with perfected security interests. We also perfect our security interest in the collateral by filing Uniform Commercial Code financing statements with the appropriate governmental authorities against all member borrowers and any affiliates that also provide collateral for a member, except in some cases when collateral is otherwise perfected through physical possession.

Credit Risk. While we have never experienced a credit loss on an Advance to a member, the expanded statutory collateral rules for CFIs provide the potential for additional credit risk for us. Our management has policies and procedures in place to appropriately manage this credit risk, including requirements for physical possession or control of pledged collateral, restrictions on borrowing, specific review of each advance request, verifications of collateral and continuous monitoring of borrowings and the member’s financial condition. We continue to monitor the collateral and creditworthiness of our borrowers. Accordingly, we have not provided any allowances for losses on Advances.

Advance Concentrations. Our potential credit risk from Advances is concentrated in commercial banks and savings institutions. The following table presents borrowers holding $1.0 billion or more of our total par value of Advances:

Borrower	December 31, 2009		December 31, 2008
	Advances Outstanding	Percent of Total	Advances Outstanding	Percent of Total
Flagstar Bank, FSB	$3,900,000	18.0%	$5,200,000	17.3%
Jackson National Life Insurance Company	1,750,000	8.1%	1,900,000	6.3%
Bank of America, N.A.	1,450,000	6.7%	5,000,165	16.7%
Citizens Bank, Flint, Michigan	1,279,917	5.9%	1,623,884	5.4%

Total	$8,379,917	38.6%	$13,724,049	45.8%

Total Advances, par value	$21,709,913	100.0%	$29,975,141	100.0%

At December 31, 2009, and 2008, we held $17,178,561 and $27,144,806 book value of collateral, respectively, to cover the Advances to these four institutions, and we do not expect to incur any credit losses on these Advances. (See Notes 19 and 20 for detailed information on transactions with related parties.)

Notes to Financial Statements, continued

($ amounts in thousands unless otherwise indicated)

Interest Rate Payment Terms. The following table details interest rate payment terms for Advances:

	December 31, 2009	December 31, 2008
Fixed-rate	$17,974,562	$25,386,154
Variable-rate	3,735,351	4,588,987

Total Advances, par value	$21,709,913	$29,975,141

Prepayment Fees. We record prepayment fees received from borrowers on prepaid Advances net of any associated basis adjustments relating to hedging activities on those Advances and/or net of any deferrals on Advance modifications.

The net amount of prepayment fees is reported as Interest Income in the Statements of Income. Gross advance prepayment fees received from members were $39,930, $773, and $10,013, for the years ended December 31, 2009, 2008, and 2007, respectively.

Note 8 — Mortgage Loans Held for Portfolio

Through the MPP, we hold mortgage loans that are purchased from and primarily serviced by Participating Financial Institutions (“PFIs”). These mortgage loans are guaranteed or insured by Federal agencies or are credit-enhanced by PFIs and SMI. The following table presents information on Mortgage Loans Held for Portfolio:

	December 31, 2009	December 31, 2008
Fixed-rate medium-term(1) mortgages	$1,068,593	$1,268,965
Fixed-rate long-term(2) mortgages	6,188,534	7,494,902

Total Mortgage Loans Held for Portfolio, par value	7,257,127	8,763,867
Unamortized premiums	39,907	35,944
Unamortized discounts	(36,062)	(30,294)
Hedging adjustments	10,923	10,581

Total Mortgage Loans Held for Portfolio	$7,271,895	$8,780,098

(1)	Medium-term is defined as an original term of 15 years or less.
(2)	Long-term is defined as an original term greater than 15 years.

The following table details the type of Mortgage Loans Held for Portfolio:

	December 31, 2009	December 31, 2008
Conventional loans	$6,667,919	$8,063,632
FHA loans	589,208	700,235

Total Mortgage Loans Held for Portfolio, par value	$7,257,127	$8,763,867

The allowance for credit losses was $0 at December 31, 2009, and 2008. The provision for credit losses was $0 for each of the years ended December 31, 2009, 2008, and 2007.

Mortgage loans are considered impaired when, by collectively evaluating groups of smaller balance homogenous loans, and using current, historical and projected information and events, it is probable that we will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. At December 31, 2009 and 2008, we had no recorded investments in impaired mortgage loans.

Notes to Financial Statements, continued

($ amounts in thousands unless otherwise indicated)

For managing the inherent credit risk in conventional MPP, a portion of the periodic interest payments on the loans is both deposited into the LRA and used to pay the premium on SMI. When a credit loss occurs on an MPP pool, the accumulated LRA for that pool is used to cover the credit loss in excess of homeowners’ equity and PMI until the LRA is exhausted. After the LRA is exhausted, the SMI protects against credit losses down to approximately 50% of the property’s original value subject, in certain cases, to an aggregate stop-loss provision in the SMI policy. LRA funds not used are returned to the member (or to the group of members participating in an aggregate MPP pool) over time.

The following table presents changes in the LRA:

	2009	2008
Balance of LRA at beginning of year	$21,892	$21,090
Collected through periodic interest payments	5,352	6,034
Disbursed for mortgage loan losses	(2,193)	(1,957)
Returned to members	(1,297)	(3,275)

Balance of LRA at end of year	$23,754	$21,892

Finance Agency credit-risk-sharing regulations require us to use SMI providers that are rated at least AA- at the time the loans are purchased. The loans purchased are credit-enhanced to achieve an implied rating at an investment grade level based upon an NRSRO model approved by the Finance Agency. If there is evidence of a decline in the credit quality of a mortgage pool, the regulations require us to re-evaluate the covered mortgage pools for deterioration in credit quality and to allocate risk-based capital to cover any potential credit quality issues. As of December 31, 2009, we are holding the required amount of risk-based capital allocated to the MPP within required minimum standards.

The following tables present the concentration of SMI insurance on our conventional loans and the related credit ratings of our SMI providers, Mortgage Guaranty Insurance Company (“MGIC”) and Genworth Residential Mortgage Corporation of North Carolina (“Genworth”):

December 31, 2009	% of Portfolio	S&P Credit Rating	Moody’s Credit Rating	Fitch Credit Rating
MGIC	80%	B+	Ba2	BB-
Genworth	20%	BBB-	Baa2	Not rated

Total	100%

December 31, 2008	% of Portfolio	S&P Credit Rating	Moody’s Credit Rating	Fitch Credit Rating
MGIC	86%	A-	A1	A-
Genworth	14%	A+	Aa3	Not rated

Total	100%

With the deterioration in the mortgage markets, it is difficult for us to meet the Finance Agency regulation’s rating requirement because no mortgage insurers that currently underwrite SMI are currently rated in the second highest rating category or better by any NRSRO. We are presently conducting all new business with Genworth. We are in discussions with the Finance Agency to determine the appropriate resolution of this issue.

Notes to Financial Statements, continued

($ amounts in thousands unless otherwise indicated)

Note 9 — Derivative and Hedging Activities

Nature of Business Activity

We are exposed to interest-rate risk primarily from the effect of interest rate changes on our interest-earning assets and our funding sources that finance these assets.

Interest-rate exchange agreements, or derivatives, are an integral part of our financial management strategy. Consistent with Finance Agency regulation, we enter into derivatives to manage the interest-rate risk exposures inherent in otherwise unhedged assets and funding positions, to achieve our risk management objectives, and to act as an intermediary between our members and counterparties. Finance Agency regulations and our risk management policy prohibit trading in, or the speculative use of, these derivative instruments and limit credit risk arising from these instruments. We may only use derivatives to reduce funding costs for Consolidated Obligations, to manage our interest-rate risk and mortgage prepayment risk, and to act as an intermediary.

The most common ways in which we use derivatives are to:

•	reduce funding costs by combining a derivative with a Consolidated Obligation as the cost of a combined funding structure can be lower than the cost of a comparable CO Bond;

•	reduce the interest-rate sensitivity and repricing gaps of assets, liabilities, and interest-rate exchange agreements;

•

preserve a favorable interest-rate spread between the yield of an asset (e.g., an Advance) and the cost of the related liability (e.g., the CO Bond used to fund the Advance). Without the use of derivatives, this interest-rate spread could be reduced or eliminated when a change in the interest rate on the Advance does not match a change in the interest rate on the bond;

•	mitigate the adverse earnings effects of the shortening or extension of certain assets (e.g., Advances or mortgage loans) and liabilities;

•	protect the value of existing asset or liability positions or of anticipated transactions;

•	manage embedded options in assets and liabilities; and

•	as part of our overall asset/liability management.

Types of Interest-Rate Exchange Agreements

The goal of our interest-rate risk management strategies is not to eliminate interest-rate risk, but to manage it within appropriate limits. To mitigate the risk of loss, we have established policies and procedures, which include guidelines on the amount of exposure to interest rate changes we are willing to accept. In addition, we monitor the risk to our revenue, net interest margin and average maturity of interest-earning assets and funding sources.

Our risk management policy establishes guidelines for our use of interest-rate exchange agreements. We can use the following instruments, in no particular order of importance, to reduce funding costs and to manage our exposure to interest-rate risks inherent in our normal course of business — lending, investment, and funding activities:

•	interest-rate swaps;

•	swaptions;

•	interest-rate cap and floor agreements;

•	calls;

•	puts; and

•	futures and forward contracts.

Notes to Financial Statements, continued

($ amounts in thousands unless otherwise indicated)

Interest-Rate Swaps. An interest-rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. One of the simplest forms of an interest-rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional principal amount at a variable-rate index for the same period of time. The variable rate we receive in most interest-rate exchange agreements is the London Interbank Offered Rate (“LIBOR”).

Swaptions. A swaption is an option on a swap that gives the buyer the right to enter into a specified interest-rate swap at a certain time in the future. When used as a hedge, a swaption can protect us against future interest rate changes. We purchase both payer swaptions and receiver swaptions. A payer swaption is the option to make fixed interest payments at a later date and a receiver swaption is the option to receive fixed interest payments at a later date.

Interest-Rate Cap and Floor Agreements. In an interest-rate cap agreement, a cash flow is generated if the price or rate of an underlying variable rises above a certain threshold (or “cap”) price. In an interest-rate floor agreement, a cash flow is generated if the price or rate of an underlying variable falls below a certain threshold (or “floor”) price. Caps and floors are designed to protect against the interest rate on a variable-rate asset or liability rising above or falling below a certain level.

Options. A purchased option is an agreement between two entities that conveys the right, but not the obligation, to engage in a future transaction on some underlying security or other financial asset at an agreed-upon price during a certain period of time or on a specific date. Premiums paid to acquire options in a fair-value hedge relationship are accounted for at the fair value of the derivative at inception of the hedge and are reported in Derivative Assets or Derivative Liabilities. Premiums paid are considered the fair value of the option at inception of the hedge.

Futures and Forward Contracts. We may use futures and forward contracts in order to hedge interest-rate risk. Certain mortgage purchase commitments entered into by the Bank are considered derivatives. The Bank hedges these commitments by selling to-be-announced (“TBA”) MBS for forward settlement. A TBA represents a forward contract for the sale of MBS at a future agreed upon date for an established price.

Application of Interest-Rate Exchange Agreements

General. We use these derivatives to adjust the effective maturity, repricing frequency or option characteristics of financial instruments in order to achieve our risk management and funding objectives to reduce identified risks inherent in the normal course of business. Derivative financial instruments are used in three ways:

•	by designating them as a fair-value or cash-flow hedge of an associated financial instrument, a firm commitment or an anticipated transaction;

•	in asset/liability management (i.e., “economic” hedges); or

•	by acting as an intermediary.

We reevaluate our hedging strategies from time to time and may change the hedging techniques we use or adopt new strategies.

Our management generally uses derivatives when they are considered to be the most cost-effective alternative to achieve our financial and risk management objectives. Accordingly, we may enter into derivatives that do not necessarily qualify for hedge accounting (economic hedges). As a result, we recognize only the change in fair value of these derivatives in Other Income (Loss) as Net Gains (Losses) on Derivatives and Hedging Activities on the Statements of Income with no offsetting fair value adjustments for the asset or liability being economically hedged.

Notes to Financial Statements, continued

($ amounts in thousands unless otherwise indicated)

Types of Assets and Liabilities Hedged

We document at inception all relationships between derivatives designated as hedging instruments and hedged items, our risk management objectives and strategies for undertaking various hedge transactions, and our method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value hedges to (i) assets and liabilities on the Statements of Condition, (ii) firm commitments, or (iii) forecasted transactions. We also formally assess (both at the hedge’s inception and at least quarterly) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value of hedged items and whether those derivatives may be expected to remain effective in future periods. We use regression analyses to assess the effectiveness of our hedges.

Consolidated Obligations. While Consolidated Obligations are the joint and several obligations of the FHLBs as described in Note 11, each FHLB has Consolidated Obligations for which it is the primary obligor. We enter into derivatives to hedge the interest-rate risk associated with our specific debt issuances. We manage the risk arising from changing market prices and volatility of a Consolidated Obligation by matching the cash inflow on the interest-rate exchange agreement with the cash outflow on the Consolidated Obligation. In addition, we require collateral on interest-rate exchange agreements at specified levels correlated to counterparty credit ratings.

For instance, in a typical transaction, a fixed-rate Consolidated Obligation is issued for us, and we simultaneously enter into a matching derivative in which the counterparty pays fixed cash flows to us designed to match in timing and amount the cash outflows we pay on the Consolidated Obligation. In turn, we pay a variable cash flow to the counterparty that closely matches the interest payments we receive on short-term or variable-rate Advances (typically one- or three-month LIBOR). These transactions are treated as fair-value hedges. For example, we may issue variable-rate CO Bonds indexed to LIBOR, the U.S. Prime Rate, or federal funds rate and simultaneously execute interest-rate swaps to hedge the basis risk of the variable-rate debt.

This strategy of issuing CO Bonds while simultaneously entering into interest-rate exchange agreements enables us to offer a wider range of attractively priced Advances to our members and may allow us to reduce our funding costs. The continued attractiveness of such debt depends on yield relationships between the bond and interest-rate exchange markets. If conditions in these markets change, we may alter the types or terms of the CO Bonds that we issue. By acting in both the capital and the swap markets, we can raise funds at lower costs than through the issuance of simple fixed- or variable-rate Consolidated Obligations in the capital markets alone.

Advances. We offer a wide array of advance structures to meet members’ funding needs. These Advances may have maturities up to 30 years with variable or fixed rates and may include early termination features or options. We may use derivatives to adjust the repricing and/or options characteristics of Advances in order to match more closely the characteristics of our funding liabilities. In general, whenever a member executes a fixed-rate advance with embedded options, we will simultaneously execute a derivative with terms that offset the terms and embedded options, if any, in the advance. For example, we may hedge a fixed-rate advance with an interest-rate swap where we pay a fixed-rate coupon and receive a variable-rate coupon, effectively converting the fixed-rate advance to a variable-rate advance. This type of hedge is treated as a fair-value hedge.

When issuing a putable advance, we effectively purchase a put option from the member that allows us to put or extinguish the fixed-rate advance, which we normally would exercise when interest rates increase. We may hedge these Advances by entering into a cancelable interest-rate exchange agreement.

Mortgage Loans. We invest in mortgage loans through our MPP. The prepayment options embedded in mortgage loans can result in extensions or contractions in the timing of the expected repayment from these investments, depending on changes in estimated prepayment speeds. We may manage the interest-rate and prepayment risks associated with mortgage loans through a combination of debt issuance and derivatives. We issue both callable and non-callable Consolidated Obligations to achieve cash-flow patterns and liability durations similar to those expected on the mortgage loans.

Notes to Financial Statements, continued

($ amounts in thousands unless otherwise indicated)

Options may also be used to hedge prepayment risk on the mortgages, many of which are not identified to specific mortgages and, therefore, do not receive fair-value or cash-flow hedge accounting treatment. The options are marked-to-market through current-period earnings and presented in the Statements of Income as Net Gains (Losses) on Derivatives and Hedging Activities.

Firm commitment strategies. Certain mortgage purchase commitments are considered derivatives. We normally hedge these commitments by selling TBA MBS or other derivatives for forward settlement. A TBA represents a forward contract for the sale of MBS at a future agreed upon date for an established price. The mortgage purchase commitment and the TBA used in the firm commitment hedging strategy (economic hedge) are reported as a Derivative Asset or Derivative Liability at fair value, with changes in fair value recognized in current-period earnings. When the mortgage purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan and amortized accordingly.

Investments. We invest in MBS and ABS, U.S. or GSE agency obligations, CDs and the taxable portion of state or local housing finance agency obligations, which may be classified as HTM, AFS, or trading securities. The interest-rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. We may manage the prepayment and interest-rate risks by funding investment securities with Consolidated Obligations that have call features or by hedging the prepayment risk with caps or floors or swaptions. We may manage prepayment and duration risk by funding investment securities with Consolidated Obligations that contain call features. We may also manage the risk arising from changing market prices and volatility of investment securities by matching the cash outflow on the interest-rate exchange agreements with the cash inflow on the investment securities. The derivatives we hold that are currently associated with HTM, carried at amortized cost, are designated as economic hedges. The changes in fair values of these derivatives are recorded in current-period earnings.

For AFS that have been hedged and qualify as a fair-value hedge, we record the portion of the change in value related to the risk being hedged in Other Income as Net Gains (Losses) on Derivatives and Hedging Activities together with the related change in the fair value of the derivative, and the remainder of the change in AOCI as Net Unrealized Losses on AFS. All of our AFS were in a qualifying hedging relationship at December 31, 2009, and 2008.

Managing Credit Risk of Derivatives

We are subject to credit risk due to the risk of non-performance by counterparties to the derivative agreements. The degree of counterparty risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in our policies and regulations. Based on credit analyses and collateral requirements, our management does not anticipate any credit losses on derivative agreements. (See “Note 17 — Estimated Fair Values” for discussion regarding our fair value methodology for derivative assets/liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.)

The contractual or notional amount of derivatives reflects our involvement in the various classes of financial instruments. The notional amount of derivatives does not measure our credit risk exposure, and our maximum credit exposure is substantially less than the notional amount. We require collateral agreements that establish collateral delivery thresholds with all derivative counterparties. The maximum credit risk is the estimated cost of replacing interest-rate swaps, forward interest-rate agreements, mandatory delivery contracts for mortgage loans, and purchased caps and floors that have a net positive market value, assuming the counterparty defaults and the related collateral, if any, is of no value to us. This collateral has not been sold or repledged. This calculation of maximum credit risk excludes circumstances where our pledged collateral to a counterparty exceeds our net position.

Notes to Financial Statements, continued

($ amounts in thousands unless otherwise indicated)

At December 31, 2009, and 2008, our maximum credit risk, as defined above, was approximately $1,714 and $735, respectively. At December 31, 2009, and 2008, these totals include $689 and $4, respectively, of net accrued interest receivable. In determining maximum credit risk, we consider accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. We held no cash as collateral at December 31, 2009, and 2008, for net uncollateralized balances of $1,714 and $735. Additionally, collateral related to derivatives with member institutions includes collateral assigned to us, as evidenced by a written security agreement, and held by the member institution for our benefit.

We have credit support agreements that contain provisions requiring us to post additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating is lowered by a major credit rating agency, we would be required to deliver additional collateral on derivative instruments in net liability positions. Our senior credit rating was not lowered during the 12-month period ended December 31, 2009. However, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest on cash collateral) at December 31, 2009, was $792,568 for which we have posted collateral, including accrued interest, of $80,469 in the normal course of business. In addition, we held other derivative instruments in a net liability position of $617 that are not subject to credit support agreements containing credit-risk related contingent features. If our credit rating had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, we would have been required to deliver up to an additional $574,658 of collateral (at fair value) to our derivative counterparties at December 31, 2009.

We transact most of our derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute Consolidated Obligations. Note 18 discusses assets pledged by us to these counterparties. We are not a derivative dealer and thus do not trade derivatives for short-term profit.

Intermediation. To assist our members in meeting their hedging needs, we may act as an intermediary between the members and other counterparties by entering into offsetting derivatives. This intermediation allows smaller members indirect access to the derivatives market.

Derivatives in which we act as an intermediary may arise when we (i) enter into derivatives with members and offsetting derivatives with other counterparties to meet the needs of our members, and (ii) enter into derivatives to offset the economic effect of other derivatives that are no longer designated to either Advances, investments, or Consolidated Obligations.

We did not act as an intermediary during 2009, 2008, or 2007.

Financial Statement Impact and Additional Financial Information

Derivative Notional Amounts. The notional amount of derivatives serves as a factor in determining periodic interest payments or cash flows received and paid.

The notional amount of derivatives represents neither the actual amounts exchanged nor the overall exposure to credit and market risk. The overall amount that could potentially be subject to credit loss is much smaller. Notional values are not meaningful measures of the risks associated with derivatives. The risks of derivatives can be measured meaningfully on a portfolio basis. This measurement must take into account the derivatives, the item being hedged and any offsets between the two.

Notes to Financial Statements, continued

($ amounts in thousands unless otherwise indicated)

Fair Value Amounts. The following tables summarize the notional amount and fair value of derivative instruments. For purposes of these tables, the derivative values include fair value of derivatives and related accrued interest as reported on the Statements of Condition.

	December 31, 2009
	Notional Amount of Derivatives	Fair Value of Derivative Assets	Fair Value of Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$36,317,525	$196,671	$988,424

Total derivatives designated as hedging instruments	36,317,525	196,671	988,424

Derivatives not designated as hedging instruments:
Interest rate swaps	36,227	615	485
Interest rate futures/forwards	41,100	765	—
Mortgage delivery commitments	38,328	4	617

Total derivatives not designated as hedging instruments	115,655	1,384	1,102

Total derivatives before adjustments	$36,433,180	198,055	989,526

Netting adjustments		(196,341)	(196,341)
Cash collateral and related accrued interest		—	(80,469)

Total adjustments(1)		(196,341)	(276,810)

Total derivatives		$1,714	$712,716

	December 31, 2008
	Notional Amount of Derivatives	Fair Value of Derivative Assets	Fair Value of Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$33,310,355	$225,180	$1,595,696

Total derivatives designated as hedging instruments	33,310,355	225,180	1,595,696

Derivatives not designated as hedging instruments:
Interest rate swaps	3,392,040	15,116	1,034
Interest rate futures/forwards	77,600	—	716
Mortgage delivery commitments	76,173	661	13

Total derivatives not designated as hedging instruments	3,545,813	15,777	1,763

Total derivatives before adjustments	$36,856,168	240,957	1,597,459

Netting adjustments		(240,222)	(240,222)
Cash collateral and related accrued interest		—	(296,978)

Total adjustments(1)		(240,222)	(537,200)

Total derivatives		$735	$1,060,259

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow us to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

Notes to Financial Statements, continued

($ amounts in thousands unless otherwise indicated)

The following table presents the components of Net Gains (Losses) on Derivatives and Hedging Activities reported in Other Income (Loss):

	For the Years Ended December 31,
	2009	2008	2007
Net gain (loss) related to fair value hedge ineffectiveness:
Interest rate swaps	$(5,228)	$7,814	$(1,611)

Total net gain (loss) related to fair value hedge ineffectiveness	(5,228)	7,814	(1,611)

Net gain (loss) related to derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	6,295	5,970	947
Interest rate swaptions	—	(60)	(115)
Interest rate futures/forwards	303	(593)	(754)
Mortgage delivery commitments	(2,733)	(1,289)	316

Total net gain (loss) related to derivatives not designated as hedging instruments	3,865	4,028	394

Net Gains (Losses) on Derivatives and Hedging Activities	$(1,363)	$11,842	$(1,217)

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedging relationships and the effect of those derivatives on Net Interest Income for the years ended December 31, 2009, 2008, and 2007:

Hedged Item Type	For the Year Ended December 31, 2009
	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Advances	$312,551	$(333,468)	$(20,917)	$(556,803)
CO Bonds	(64,841)	83,216	18,375	186,608
AFS	138,855	(141,541)	(2,686)	(56,781)

Total	$386,565	$(391,793)	$(5,228)	$(426,976)

Hedged Item Type	For the Year Ended December 31, 2008
	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Advances	$(635,346)	$658,194	$22,848	$(209,809)
CO Bonds	147,224	(165,150)	(17,926)	97,237
AFS	(224,304)	227,196	2,892	(13,853)

Total	$(712,426)	$720,240	$7,814	$(126,425)

Hedged Item Type	For the Year Ended December 31, 2007
	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Advances	$(117,253)	$119,321	$2,068	$132,477
CO Bonds	151,423	(155,220)	(3,797)	(78,478)
AFS	—	—	—	—
MPP(2)	(1,137)	1,255	118	(3,098)

Total	$33,033	$(34,644)	$(1,611)	$50,901

Notes to Financial Statements, continued

($ amounts in thousands unless otherwise indicated)

(1)	The net interest on derivatives in fair value hedging relationships is presented in the Interest Income / Interest Expense line item of the respective hedged item.
(2)	The effect of MPP hedges on Net Interest Income includes derivatives and the related hedged items in both fair-value and economic hedging relationships.

Note 10 — Deposits

We offer demand and overnight deposits to members and qualifying non-members. In addition, we offer short-term interest-bearing deposit programs to members. A member that services mortgage loans may deposit funds collected in connection with the mortgage loans, pending disbursement of such funds to the owners of the mortgage loans. We classify these items as other deposits.

Deposits classified as demand, overnight, and other, pay interest based on a daily interest rate. Time deposits pay interest based on a fixed rate determined at the time of the deposit. The average interest rates paid on average Interest-Bearing Deposits during 2009 and 2008 were 0.08% and 1.70%, respectively.

The following table details Interest-Bearing Deposits and Non-Interest-Bearing Deposits:

	December 31, 2009	December 31, 2008
Interest-Bearing Deposits:
Demand and overnight	$806,185	$572,819
Time	15,224	46,500
Other	22	22

Total Interest-Bearing Deposits	821,431	619,341

Non-Interest-Bearing Deposits(1):
Other	3,420	2,150

Total Non-Interest Bearing Deposits	3,420	2,150

Total Deposits	$824,851	$621,491

(1)	Non-Interest-Bearing Deposits includes pass-through deposit reserves from members as discussed in Note 3.

The aggregate amount of time deposits with a denomination of $100 thousand or more was $15,224 and $46,500 as of December 31, 2009, and 2008, respectively.

Note 11 — Consolidated Obligations

Consolidated Obligations consist of CO Bonds and Discount Notes. The FHLBs issue Consolidated Obligations through the Office of Finance as their agent. In connection with each debt issuance, each FHLB specifies the amount of debt it wants issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLB. In addition, each FHLB separately tracks and records as a liability its specific portion of Consolidated Obligations for which it is the primary obligor.

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

Notes to Financial Statements, continued

($ amounts in thousands unless otherwise indicated)

Although we are primarily liable for our portion of Consolidated Obligations (i.e., those issued on our behalf), we are also jointly and severally liable with the other 11 FHLBs for the payment of principal and interest on all Consolidated Obligations of each of the FHLBs. The Finance Agency, at its discretion, may require any FHLB to make principal or interest payments due on any Consolidated Obligation whether or not the Consolidated Obligation represents a primary liability of that FHLB. Although it has never occurred, to the extent that an FHLB makes any payment on a Consolidated Obligation on behalf of another FHLB that is primarily liable for such Consolidated Obligation, Finance Agency regulations provide that the paying FHLB is entitled to reimbursement from that non-complying FHLB for any payments made on its behalf and other associated costs (including interest to be determined by the Finance Agency). If, however, the Finance Agency determines that such non-complying FHLB is unable to satisfy its repayment obligations, then the Finance Agency may allocate the outstanding liabilities of the non-complying FHLB among the remaining FHLBs on a pro rata basis in proportion to each FHLB’s participation in all Consolidated Obligations outstanding or in any other manner it may determine to ensure that the FHLBs operate in a safe and sound manner.

The par values of the 12 FHLBs’ outstanding Consolidated Obligations, including Consolidated Obligations held by other FHLBs, totaled approximately $930,616,850 and $1,251,541,664 at December 31, 2009, and 2008, respectively. (See Note 19 for related party disclosures on our investments in other FHLBs’ Consolidated Obligations.) Regulations require us to maintain unpledged qualifying assets equal to our participation in the Consolidated Obligations outstanding. Qualifying assets are defined as: (i) cash, (ii) secured Advances; (iii) assets with an assessment or rating at least equivalent to the current assessment or rating of the Consolidated Obligations; (iv) obligations of or fully guaranteed by the United States; (v) obligations, participations, or other instruments of or issued by Fannie Mae or the Government National Mortgage Association; (vi) mortgages, obligations or other securities which are or have ever been sold by Freddie Mac under the Bank Act; and (vii) such securities as fiduciary and trust funds may have invested in under the laws of the state in which each FHLB is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of Consolidated Obligations are treated as if they were free from lien or pledge for purposes of compliance with these regulations. We maintained unpledged qualifying assets of $46,541,592 and $56,807,896 as of December 31, 2009, and 2008, respectively, and were, therefore, in compliance with the requirement.

General Terms. CO Bonds are issued with either fixed-rate coupon payment terms or variable-rate coupon payment terms that use a variety of indices for interest rate resets including the LIBOR, Constant Maturity Treasury, Treasury Bills, the Prime rate, and others. To meet the expected specific needs of certain investors in CO Bonds, both fixed-rate CO Bonds and variable-rate CO Bonds may contain features that may result in complex coupon payment terms and call or put options. When such CO Bonds are issued, we typically enter into derivatives agreements containing offsetting features that effectively convert the terms of the CO Bond to those of a simple variable-rate CO Bond or a fixed-rate CO Bond. These CO Bonds, beyond having fixed-rate or simple variable-rate coupon payment terms, may also have the following broad terms regarding either principal repayment or coupon payment terms:

Optional Principal Redemption CO Bonds (callable bonds) that we may redeem in whole or in part at our discretion on predetermined call dates according to the terms of the callable bond offerings.

Interest Rate Payment Terms. With respect to interest payments, CO Bonds may also have the following terms:

Step-up CO Bonds pay interest at increasing fixed rates for specified intervals over the life of the CO Bond. These CO Bonds generally contain provisions enabling us to call CO Bonds at our option on the step-up dates; or

Conversion CO Bonds have coupons that convert from fixed to variable, or variable to fixed, or from one index to another, on predetermined dates according to the terms of the CO Bond offering.

Notes to Financial Statements, continued

($ amounts in thousands unless otherwise indicated)

The following table details CO Bonds by interest-rate payment type:

	December 31, 2009	December 31, 2008
Fixed-rate	$30,959,600	$27,746,400
Step-up	1,690,000	730,000
Simple variable-rate	2,916,000	—
Variable-rate that converts to fixed-rate	225,000	25,000

Total CO Bonds, par value	$35,790,600	$28,501,400

Redemption Terms. The following is a summary of our participation in CO Bonds outstanding:

Year of Contractual Maturity	December 31, 2009		December 31, 2008
	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$17,740,550	1.25	$9,025,800	3.13
Due after 1 year through 2 years	4,353,650	1.92	3,865,550	3.92
Due after 2 years through 3 years	2,943,550	2.61	3,492,650	3.82
Due after 3 years through 4 years	1,998,750	2.98	2,202,550	4.50
Due after 4 years through 5 years	1,981,900	3.26	2,465,750	4.19
Thereafter	6,772,200	4.69	7,449,100	5.12

Total CO Bonds, par value	35,790,600	2.30	28,501,400	4.04
Unamortized bond premiums	35,729		35,183
Unamortized bond discounts	(24,947)		(28,960)
Hedging adjustments	106,407		189,390

Total CO Bonds	$35,907,789		$28,697,013

Our outstanding CO Bonds at December 31, 2009, and 2008, include:

By Redemption Feature	December 31, 2009	December 31, 2008
Non-callable or non-putable	$25,530,600	$16,864,400
Callable	10,260,000	11,637,000

Total CO Bonds, par value	$35,790,600	$28,501,400

The following table summarizes CO Bonds outstanding by the earlier of the year of contractual maturity or next call date:

Year of Contractual Maturity or Next Call Date	December 31, 2009	December 31, 2008
Due in 1 year or less	$26,744,550	$19,315,800
Due after 1 year through 2 years	3,168,650	3,621,550
Due after 2 years through 3 years	1,594,550	1,382,650
Due after 3 years through 4 years	1,206,750	832,550
Due after 4 years through 5 years	676,900	684,750
Thereafter	2,399,200	2,664,100

Total CO Bonds, par value	$35,790,600	$28,501,400

Notes to Financial Statements, continued

($ amounts in thousands unless otherwise indicated)

Discount Notes. Discount Notes are issued to raise short-term funds. Discount Notes are Consolidated Obligations with original maturities of up to one year. These Discount Notes are issued at less than their face amount and redeemed at par value when they mature.

Our participation in Discount Notes, all of which are due within one year, was as follows:

	December 31, 2009	December 31, 2008
Book value	$6,250,093	$23,465,645
Par value	6,251,677	23,520,520
WAIR(1)	0.12%	1.40%

(1)	Represents an implied rate.

Note 12 — Affordable Housing Program

The Bank Act requires each FHLB to establish an AHP. Each FHLB provides subsidies in the form of direct grants and below-market interest rate Advances to members that use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBs must set aside for the AHP the greater of a combined amount of $100 million or 10% of net earnings before Interest Expense for MRCS and after the REFCORP assessment. The exclusion of Interest Expense for MRCS is based on an Advisory Bulletin issued by the Finance Agency. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. We accrue this expense monthly based on our net earnings. We reduce the AHP liability as members use subsidies. Calculation of the REFCORP assessment is discussed in Note 13.

If we experienced a net loss during a quarter, but still had net earnings year-to-date, our obligation to the AHP would be calculated based on our year-to-date net earnings. If we had net earnings in subsequent quarters, we would be required to contribute additional amounts to meet our calculated annual obligation. If we experienced a net loss for a full year, we would have no obligation to the AHP for the year, since our required annual contribution is limited to annual net earnings. If the aggregate 10% calculation described above was less than $100 million for all 12 FHLBs, each FHLB would be required to assure that the aggregate contributions of the FHLBs, on a prorata basis, equal $100 million. The pro ration would be made on the basis of our net earnings in relation to the net earnings of all FHLBs for the previous year.

There was no shortfall in the amount set-aside for AHP in 2009, 2008, or 2007. If we determine that our required AHP contributions would have a material adverse effect on our financial condition, we may apply to the Finance Agency for a temporary suspension of our contributions. We did not make such an application in 2009, 2008, or 2007.

We had outstanding principal in AHP-related Advances of $2,394 and $2,423 at December 31, 2009, and 2008, respectively.

An analysis of the AHP liability is as follows:

	2009	2008
Balance at beginning of year	$36,009	$30,300
Annual assessment (expense)	14,860	21,796
Subsidies disbursed, net(1)	(13,540)	(16,087)

Balance at end of year	$37,329	$36,009

(1)	Subsidies disbursed are reported net of returns of previously disbursed subsidies.

Notes to Financial Statements, continued

($ amounts in thousands unless otherwise indicated)

Note 13 — Resolution Funding Corporation

Each FHLB is required to pay to REFCORP 20% of net earnings after operating expenses and AHP expense. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. We accrue our REFCORP assessment on a monthly basis and record it as a Payable to REFCORP in our Statements of Condition. Calculation of the AHP assessment is discussed in Note 12. REFCORP has been designated as the calculation agent for the AHP and REFCORP assessments. Each FHLB provides its net earnings before AHP and REFCORP assessments to REFCORP, which then performs the calculations for each quarter end.

The FHLBs will continue to be obligated to pay these amounts until the aggregate amounts actually paid by all 12 FHLBs are equivalent to a $300 million annual annuity (or a scheduled payment of $75 million per quarter) with a final maturity date of April 15, 2030, at which point the required payment of each FHLB to REFCORP will be fully satisfied. The Finance Agency, in consultation with the U.S. Secretary of the Treasury, selects the appropriate discounting factors to be used in this annuity calculation. The cumulative amount to be paid to REFCORP by us is not determinable at this time because it depends on the future earnings of all FHLBs and interest rates. If we experienced a net loss during a quarter, but still had net earnings for the year-to-date, our obligation to REFCORP would be calculated based on our year-to-date net earnings. If we experienced a net loss for a full year, we would have no obligation to REFCORP for the year.

Certain other FHLBs overpaid their 2009 and 2008 REFCORP assessment, and as directed by the U. S. Treasury, these FHLBs will use their respective overpayments as a credit against future REFCORP assessments (to the extent the FHLB has positive net earnings in the future) over an indefinite period of time.

The Finance Agency is required to extend the term of the FHLBs’ obligation to REFCORP for each calendar quarter in which the quarterly payment falls short of $75 million.

Through December 31, 2008, the FHLBs exceeded the $300 million annual annuity requirements for all years between 2000 and 2008, effectively accelerating payment of the REFCORP obligations and shortening the remaining term to April 15, 2013. The FHLBs’ aggregate payments through 2009 have exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to April 15, 2012, calculated as of December 31, 2009. The FHLBs’ aggregate payments through 2009 have satisfied $2 million of the $75 million scheduled payment due on April 15, 2012 and all scheduled payments thereafter. This calculated date of the remaining term assumes that the FHLBs will pay exactly $300 million annually after December 31, 2009, until the annuity is satisfied.

The benchmark payments or portions of them could be reinstated if the actual REFCORP payments of the FHLBs fall short of $75 million in a quarter. The maturity date of REFCORP obligations may be extended beyond April 15, 2030, if such extension is necessary to ensure that the value of the aggregate amounts paid by the FHLBs exactly equals a $300 million annual annuity. Any payment beyond April 15, 2030, will be paid to the U.S. Treasury.

Note 14 — Capital

The Gramm-Leach-Bliley Act of 1999 (“GLB Act”) required each FHLB to adopt a capital plan and convert to a new capital structure.

Our capital plan divides our Class B Stock into two sub-series: Class B-1 and Class B-2. The difference between the two sub-series of Class B Stock is that Class B-1 will pay a higher dividend than Class B-2, and Class B-2 is required stock that awaits redemption. The Class B-2 stock dividend is presently calculated at 80% of the amount of the Class B-1 dividend and can only be changed by amendment of our capital plan by our board of directors with approval of the Finance Agency.

Notes to Financial Statements, continued

($ amounts in thousands unless otherwise indicated)

We are a cooperative whose member financial institutions and former members own all our capital stock. Member shares cannot be purchased or sold except between us and our members at the par value of one-hundred per share. The GLB Act made membership voluntary for all insured depositories. Members can redeem Class B stock by giving five years’ written notice, subject to certain restrictions. Any member that withdraws from membership or that has had its membership terminated may not be readmitted as a member for a period of five years from the divestiture date for all capital stock that is held as a condition of membership, unless the institution has cancelled or revoked its notice of withdrawal prior to end of the five-year redemption period. This restriction does not apply if the member is transferring its membership from one FHLB to another on an uninterrupted basis.

Our capital plan provides that we will charge a cancellation fee to a member who cancels or revokes its withdrawal notice. Our board of directors may change the cancellation fee with at least 15 days prior written notice to members.

Our board of directors may declare and pay dividends in either cash or capital stock or a combination thereof, subject to Finance Agency regulations. Dividends may, but are not required to, be paid on our Class B Stock. The amount of the dividend to be paid is based on the average number of shares of each type held by the member during the dividend payment period.

We are subject to three capital requirements under our capital plan and Finance Agency rules and regulations:

i.	We must maintain at all times “permanent capital,” defined as Retained Earnings and Class B Stock (including MRCS), in an amount at least equal to the sum of our credit risk, market risk, and operations risk capital requirements, calculated in accordance with the rules and regulations of the Finance Agency. Only permanent capital satisfies the risk-based capital requirement. The Finance Agency may require us to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined.

ii.	We are required to maintain at all times at least a 4% regulatory permanent capital-to-asset ratio, calculated by dividing permanent capital by Total Assets.

iii.	We must maintain at least a 5% leverage ratio, defined as the sum of permanent capital weighted 1.5 times and divided by Total Assets. Non-permanent capital includes all other components of Total Capital. As shown in the following table, we were in compliance with the Finance Agency’s capital requirements at December 31, 2009, and 2008.

	December 31, 2009		December 31, 2008
	Required	Actual	Required	Actual
Regulatory Capital Requirements
Risk-based capital	$888,918	$2,830,673	$1,482,476	$2,701,217

Regulatory permanent capital-to-asset ratio	4.00%	6.07%	4.00%	4.75%
Regulatory permanent capital	$1,863,963	$2,830,673	$2,274,399	$2,701,217

Leverage ratio	5.00%	9.11%	5.00%	7.13%
Leverage capital	$2,329,953	$4,246,009	$2,842,999	$4,051,826

MRCS is considered capital for regulatory purposes. AOCI is not considered capital for regulatory purposes.

Mandatorily Redeemable Capital Stock. We reclassify capital stock subject to redemption from capital to liability once a member withdraws from membership, or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership. Shares of capital stock meeting these definitions are reclassified to a liability at fair value. Dividends declared on capital stock classified as a liability are accrued at the expected dividend rate and reported as Interest Expense in the Statements of Income. For the years ended

Notes to Financial Statements, continued

($ amounts in thousands unless otherwise indicated)

December 31, 2009, 2008, and 2007, dividends on MRCS in the amount of $13,263, $11,677, and $7,216, respectively were reported as Interest Expense. The repayment of MRCS is reported as a financing cash outflow in the Statements of Cash Flows.

At December 31, 2009, and 2008, we had $755,660 and $539,111, respectively, in capital stock subject to mandatory redemption with payment subject to a five-year waiting period. We anticipate these redemptions will occur after the five-year waiting period. These amounts have been classified as a liability in the Statements of Condition.

The following table summarizes the activities in MRCS:

	2009	2008	2007
Beginning of year	$539,111	$163,469	$151,332
Due to mergers and acquisitions	220,389	379,682	12,272
Due to withdrawals	—	(128)	—
Redemptions/repurchases during the period	(4,160)	(8,839)	(209)
Distributions (accrued dividends)	320	4,927	74

End of year	$755,660	$539,111	$163,469

The number of former members holding MRCS was 29, 22, and 16 at December 31, 2009, 2008, and 2007, respectively. The number of former members at December 31, 2009, includes five institutions acquired by the FDIC in its capacity as Receiver.

The following table shows the amount of MRCS by year of redemption. The year of redemption in the table is the later of the end of the five-year redemption period, or the maturity date of the activity the stock is related to, if the capital stock represents the activity-based stock purchase requirement of a non-member (a former member that withdrew from membership, merged into a non-member or was otherwise acquired by a non-member). Consistent with the current capital plan, we are not required to redeem activity-based stock until the later of the expiration of the notice of redemption or until the activity to which the capital stock relates no longer remains outstanding. If activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding, we may repurchase the excess stock at management’s discretion, subject to the Statutory and Regulatory Restrictions on Capital Stock Redemption discussed below.

Year of Redemption	December 31, 2009	December 31, 2008

Year 1	$4,395	$4,352
Year 2	138,923	3,883
Year 3	14,422	138,923
Year 4	379,681	12,272
Year 5	218,239	379,681

Total MRCS	$755,660	$539,111

A portion of the MRCS due in 2010 relates to the accrual of undeclared dividends as of the member’s withdrawal notification date. This undeclared dividend, in the amount of $12, became part of the fair value of the stock and was paid back in cash to the withdrawing member in February 2010. Similarly, a portion due in 2009 related to the accrual of undeclared dividends as of the member’s withdrawal notification date. This undeclared dividend, in the amount of $732, became part of the fair value of the stock and was paid back in cash to the withdrawing member in February 2009.

Notes to Financial Statements, continued

($ amounts in thousands unless otherwise indicated)

Excess Capital Stock. Excess stock is defined as the amount of stock held by a member or former member in excess of that institution’s minimum stock requirement. Finance Agency rules limit the ability of a FHLB to create member excess stock under certain circumstances. We may not pay dividends in the form of capital stock or issue new excess stock to members if our excess stock exceeds one percent of our Total Assets or if the issuance of excess stock would cause our excess stock to exceed one percent of our Total Assets. Our excess stock exceeded one percent of our Total Assets at December 31, 2009.

We may repurchase stock from our members. These repurchases may be triggered by a special request from a member or by our determination that it is in our financial interest to reduce the level of capital stock outstanding. However, we do not ordinarily or routinely repurchase excess stock.

Stock Redemption Requests. As of December 31, 2009, and 2008, in addition to MRCS, we had $131,075 and $39,854, respectively, of stock subject to a redemption request. Such stock is not considered MRCS, as the requesting member may revoke its request at any time, without penalty, throughout the entire five-year waiting period. These requests are not considered substantive in nature, and, therefore, these amounts have not been classified as a liability. However, we believe that redemption requests related to merger or acquisition, charter termination, or involuntary termination from membership are substantive when made and, therefore, considered mandatorily redeemable and reclassified as liabilities. The following table shows the amount of non-MRCS stock subject to a redemption request by year of redemption:

Year of Redemption	December 31, 2009	December 31, 2008

Year 1	$—	$5,128
Year 2	29,825	—
Year 3	2,750	29,826
Year 4	—	4,900
Year 5	98,500	—

Total stock subject to redemption requests	$131,075	$39,854

Statutory and Regulatory Restrictions on Capital Stock Redemption. In accordance with the Bank Act, each class of stock is putable by the member. However, there are significant restrictions on the obligation, or right, to redeem our outstanding stock, including the following:

•

We may not redeem any capital stock if, following such redemption, we would fail to satisfy any of our minimum capital requirements. By law, no FHLB stock may be immediately redeemed if we become undercapitalized.

•

We may not redeem any capital stock without approval of the Finance Agency, if either our board of directors or the Finance Agency determines that we have incurred, or are likely to incur, losses resulting, or expected to result, in a charge against capital while such charges are continuing or expected to continue.

Additionally, we may not redeem or repurchase shares of capital stock from any member if (i) the principal or interest due on any Consolidated Obligation has not been paid in full; (ii) we fail to certify in writing to the Finance Agency that we will remain in compliance with our liquidity requirements and will remain capable of making full and timely payment of all of our Current Obligations (certification required by section 966.9(b)(1) of the Finance Agency’s rules); (iii) we notify the Finance Agency that we cannot provide the foregoing certification, project we will fail to comply with statutory or regulatory liquidity requirements or will be unable to timely and fully meet all of our obligations; (iv) we actually fail to comply with statutory or regulatory liquidity requirements or to timely and fully meet all of our current obligations, or enter or negotiate to enter into an agreement with one or more FHLBs to obtain financial assistance to meet our current obligations.

If we are liquidated, after payment in full to our creditors, our shareholders will be entitled to receive the par value of their capital stock as well as any retained earnings in an amount proportional to the shareholder’s share of the total

Notes to Financial Statements, continued

($ amounts in thousands unless otherwise indicated)

shares of capital stock. In the event of a merger or consolidation, the board of directors shall determine the rights and preferences of our shareholders, subject to any terms and conditions imposed by the Finance Agency.

In addition to possessing the authority to prohibit stock redemptions, our board of directors has the right to call for our members, as a condition of membership, to make additional capital stock purchases as needed to satisfy statutory and regulatory capital requirements under the GLB Act. These requirements include the maintenance of a stand-alone AA credit rating from an NRSRO.

Capital Concentrations. The following table presents shareholder holdings of 10% or more of our total par value of capital stock, including MRCS:

Name	December 31, 2009		December 31, 2008
	Capital Stock Outstanding	Percent of Total	Capital Stock Outstanding	Percent of Total
Flagstar Bank, FSB	$373,443	15.0%	$373,443	15.4%
Bank of America, N.A.	334,110	13.5%	334,840	13.8%
Total capital stock, including MRCS, par value	2,481,660	100.0%	2,418,486	100.0%

The capital stock outstanding to Bank of America is included in MRCS and is scheduled to be redeemed in 2013.

Note 15 — Employee and Director Retirement and Deferred Compensation Plans

We participate in or maintain the following plans:

•

Pentegra Defined Benefit Plan for Financial Institutions, (“DB Plan”), a tax-qualified, defined-benefit pension plan. The DB Plan covers substantially all officers and employees. Funding and administrative costs of the DB Plan charged to Other Operating Expenses were $9,562, $1,470, and $5,305 in 2009, 2008, and 2007, respectively. The DB Plan is a multi-employer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to us are not presented herein;

•

Pentegra Defined Contribution Plan for Financial Institutions (“DC Plan”), a tax-qualified, defined-contribution benefit plan. The DC Plan covers substantially all officers and employees. We contribute a percentage of the participants’ compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. We contributed $652, $595, and $546 in the years ended December 31, 2009, 2008, and 2007, respectively;

•

Federal Home Loan Bank of Indianapolis 2005 Supplemental Executive Thrift Plan and a similar frozen plan (collectively “SETP”), a non-qualified, unfunded deferred compensation plan covering certain officers. The plan’s liability consists of the accumulated compensation deferrals and the accumulated earnings on the deferral. We contributed $22, $32, and $32 in the years ended December 31, 2009, 2008, and 2007, respectively. Our obligation under the SETP at December 31, 2009, and 2008, was $2,909 and $2,472, respectively;

•

Federal Home Loan Bank of Indianapolis 2005 Directors’ Deferred Compensation Plan and a similar frozen plan (collectively “DDCP”), a voluntary, non-qualified, unfunded deferred compensation plan for our directors. Our obligation under the DDCP at December 31, 2009, and 2008, was $1,371and $1,114, respectively; and

•

Federal Home Loan Bank of Indianapolis 2005 Supplemental Executive Retirement Plan and a similar frozen plan (collectively “SERP”), a single-employer, non-qualified, unfunded supplemental executive retirement plan covering certain officers. This plan restores retirement benefits otherwise reduced by application of certain tax laws and regulations.

Notes to Financial Statements, continued

($ amounts in thousands unless otherwise indicated)

On November 20, 2009, our board of directors adopted resolutions to terminate the SETP and DDCP, effective November 30, 2009. All account balances under these plans will be distributed to participants in lump-sum payments on or about December 24, 2010.

A Rabbi Trust was established to fund the deferred compensation for the officers and directors that participate in the SETP and DDCP. Assets in the Rabbi Trust relating to the deferred compensation plans, included as a component of Other Assets in the Statements of Condition, were $4,280 and $3,586, at December 31, 2009, and 2008, respectively.

DDCP. The following table is a summary of compensation earned and deferred by our directors under the DDCP:

	For the Years Ended December 31,
	2009	2008	2007
Compensation earned	$903	$334	$283
Compensation deferred	120	60	66

SERP. The obligations and funding status of our SERP were as follows:

Change in benefit obligation	2009	2008
Projected benefit obligation at beginning of year	$10,999	$13,583
Service cost	329	340
Interest cost	687	631
Settlements and curtailments	1,494	823
Actuarial loss (gain)	2,644	(1,062)
Benefits paid	(4,251)	(3,316)

Projected benefit obligation at end of year	$11,902	$10,999

As shown in the tables below, there are no plan assets for the SERP. The unfunded status is reported in Other Liabilities in the Statements of Condition as follows:

	December 31, 2009	December 31, 2008
Projected benefit obligation at end of year	$11,902	$10,999
Plan assets	—	—

Unfunded status	$11,902	$10,999

Current obligations	$1,722	$1,449
Non-current obligations	10,180	9,550

Total	$11,902	$10,999

Although there are no plan assets, a Rabbi Trust has been established to fund the SERP. The assets in the Rabbi Trust, included as a component of Other Assets in the Statements of Condition, at December 31, 2009, and 2008, were $10,311 and $8,776, respectively.

Notes to Financial Statements, continued

($ amounts in thousands unless otherwise indicated)

Retirement plan amounts reported in AOCI related to the SERP consist of:

	December 31, 2009	December 31, 2008
Prior service benefit	$67	$79
Net actuarial loss	(6,768)	(4,711)

Total reported in AOCI	$(6,701)	$(4,632)

Components of the net periodic benefit cost and other amounts recognized in AOCI for our SERP were:

	For the Years Ended December 31,
	2009	2008	2007
Net Periodic Benefit Cost:
Service cost	$329	$340	$362
Interest cost	687	631	762
Amortization of prior service benefit/cost	(11)	(11)	(11)
Amortization of net actuarial loss (gain)	586	359	605

Net periodic benefit cost	1,591	1,319	1,718
Settlement loss	1,494	823	3,153
Unrealized loss (gain) on assets in Rabbi Trust	(1,535)	2,172	(49)

Total Expense recorded in Compensation and Benefits	1,550	4,314	4,822
Amounts Recognized in AOCI:
Actuarial loss (gain)	2,644	(1,062)	1,216
Amortization of net actuarial loss (gain)	(586)	(359)	(605)
Amortization of prior service benefit	11	11	11

Total amounts recognized in AOCI	2,069	(1,410)	622

Total recognized in Compensation and Benefits and in AOCI	$3,619	$2,904	$5,444

The estimated prior service cost and net actuarial loss that will be amortized from AOCI into net periodic benefit cost in 2010 are:

2010
Prior service cost (benefit)	$(11)
Net actuarial loss (gain)	797

Total	$786

The measurement date used to determine the current year’s benefit obligation was December 31, 2009.

Key assumptions used for the actuarial calculations to determine benefit obligations for our SERP were as follows:

	December 31, 2009	December 31, 2008
Discount rate	5.75%	6.00%
Salary increases	5.50%	5.50%

We determine the discount rate for the SERP by using a discounted cash-flow approach, which incorporates the timing of each expected future benefit payment. We estimate future benefit payments based on the SERP’s census data, benefit formula and provisions, and valuation assumptions reflecting the probability of decrement and survival.

Notes to Financial Statements, continued

($ amounts in thousands unless otherwise indicated)

We then determine the present value of the future benefit payments by using duration-based interest rate yields from the Citibank Pension Discount Curve as of December 31, 2009, and solving for the single discount rate that produces the same present value of the future benefit payments.

Key assumptions used for the actuarial calculations to determine net periodic benefit cost for the SERP were:

	For the Years Ended December 31,
	2009	2008	2007
Discount rate	6.00%	6.25%	5.75%
Salary increases	5.50%	5.50%	5.50%

The SERP has no plan assets; therefore, no contributions to plan assets will be made in 2010 except for the payment of benefits, as described below. We do not expect any refunds from the SERP during 2010. Estimated future benefit payments are:

For the Year ended December 31,	Payments
2010	$1,722
2011	1,762
2012	555
2013	603
2014	423
2015-2019	2,628

The net periodic benefit expense for the SERP for the year ending December 31, 2010, is expected to be approximately $1,799.

Note 16 — Segment Information

We have identified two primary operating segments:

•

Credit Services, Investments and Deposit Products (“Traditional”), which includes credit services (such as Advances, letters of credit and lines of credit), investments (including Federal Funds Sold, AFS, HTM), and deposits; and

•	MPP, which consists of mortgage loans purchased from our members.

Traditional includes the impact of interest income on Advances, investments (including AFS and MBS) and the borrowing costs related to those assets, net interest settlements related to interest rate exchange agreements, and the effects of premium and discount amortization on products other than MPP. Traditional also includes the costs related to holding deposit products for members and other miscellaneous borrowings as well as all other miscellaneous income and expense not associated with the MPP. MPP income is derived primarily from the difference, or spread, between the interest income earned on mortgage loans, including the direct effects of premium and discount amortization, and the borrowing cost related to those loans.

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

Notes to Financial Statements, continued

($ amounts in thousands unless otherwise indicated)

We have not symmetrically allocated assets to each segment based upon financial results as it is impracticable to measure the performance of our segments from a total assets perspective. As a result, there is asymmetrical information presented in the tables below including, among other items, the allocation of depreciation without an allocation of the depreciable assets, derivatives and hedging earnings adjustments with no corresponding allocation to derivative assets, if any, and the recording of interest income with no allocation to accrued interest receivable. Total Assets reported for MPP include only the mortgage loans outstanding, net of premiums, discounts and derivatives and hedging basis adjustments. Total Assets reported for Traditional include all of our other assets.

The following tables set forth our financial performance by operating segment:

For the Year Ended December 31, 2009	Traditional	MPP	Total
Net Interest Income	$165,986	$106,792	$272,778
Other Income (Loss)	(55,731)	(2,430)	(58,161)
Other Expenses	46,584	2,575	49,159

Income Before Assessments	63,671	101,787	165,458

AHP	6,551	8,309	14,860
REFCORP	11,424	18,696	30,120

Total Assessments	17,975	27,005	44,980

Net Income	$45,696	$74,782	$120,478

As of December 31, 2009
Total Assets	$39,327,171	$7,271,895	$46,599,066

For the Year Ended December 31, 2008	Traditional	MPP	Total
Net Interest Income	$214,675	$63,707	$278,382
Other Income (Loss)	16,670	(1,943)	14,727
Other Expenses	38,308	2,394	40,702

Income Before Assessments	193,037	59,370	252,407

AHP	16,949	4,847	21,796
REFCORP	35,217	10,905	46,122

Total Assessments	52,166	15,752	67,918

Net Income	$140,871	$43,618	$184,489

As of December 31, 2008
Total Assets	$48,079,878	$8,780,098	$56,859,976

For the Year Ended December 31, 2007	Traditional	MPP	Total
Net Interest Income	$166,544	$40,358	$206,902
Other Income (Loss)	2,122	(435)	1,687
Other Expenses	38,725	2,877	41,602

Income Before Assessments	129,941	37,046	166,987

AHP	11,344	3,024	14,368
REFCORP	23,720	6,804	30,524

Total Assessments	35,064	9,828	44,892

Net Income	$94,877	$27,218	$122,095

As of December 31, 2007
Total Assets	$46,657,995	$9,396,757	$56,054,752

Notes to Financial Statements, continued

($ amounts in thousands unless otherwise indicated)

Note 17 — Estimated Fair Values

Fair Value Hierarchy. The fair value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. The inputs are evaluated, and an overall level for the fair value measurement is determined. This overall level is an indication of market observability of the fair value measurement for the asset or liability. Fair value is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal (or most advantageous) market for the asset or liability at the measurement date (an exit price). In order to determine the fair value or the exit price, entities must determine the unit of account, highest and best use, principal market, and market participants. These determinations allow the reporting entity to define the inputs for fair value and level of hierarchy.

Outlined below is the application of the fair value hierarchy to our financial assets and financial liabilities that are carried at fair value.

Level 1 — Defined as those instruments for which inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. We carry Rabbi Trust assets (publicly-traded mutual funds) at Level 1 fair value in Other Assets on our Statements of Condition. These assets were acquired to fund non-qualified benefit plans.

Level 2 — Defined as those instruments for which inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. We carry AFS, Derivative Assets and Derivative Liabilities at Level 2 fair value on our Statements of Condition.

Level 3 — Defined as those instruments for which inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity or by the entity’s own assumptions. We carry certain HTM at Level 3 fair value on our Statements of Condition.

We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Fair value is first determined based on quoted market prices or market-based prices, where available. If quoted market prices or market-based prices are not available, fair value is determined based on valuation models that use market-based information available to us as inputs to the models.

Fair Value on a Recurring Basis. Described below are our fair value measurement methodologies for assets and liabilities carried at fair value on a recurring basis:

•	Rabbi Trust assets (publicly-traded mutual funds) — The estimated fair values are based on quoted market prices (unadjusted) for identical assets in active markets.

•	AFS — The estimated fair values are based on a Bloomberg composite of executable prices from participating dealers.

•

Derivative Assets and Derivative Liabilities — The estimated fair values are based on the U.S. dollar swap curve, swaption values, or Fannie Mae TBA values. Derivative market values are compared each month to market values provided by the derivative counterparties, and significant differences are investigated, based on certain criteria, and analyzed.

Notes to Financial Statements, continued

($ amounts in thousands unless otherwise indicated)

The following table presents, for each hierarchy level, our assets and liabilities that are measured at fair value on a recurring basis on our Statements of Condition:

Fair Value Measurements	December 31, 2009
	Total	Level 1	Level 2	Level 3	Netting Adjustment(1)
Assets
AFS
GSEs	$1,760,714	$—	$1,760,714	$—	$—
Derivative Assets	1,714	—	198,055	—	(196,341)
Rabbi Trust (included in Other Assets)	14,591	14,591	—	—	—

Total assets at fair value	$1,777,019	$14,591	$1,958,769	$—	$(196,341)

Liabilities
Derivative Liabilities	$712,716	$—	$989,526	$—	$(276,810)

Total liabilities at fair value	$712,716	$—	$989,526	$—	$(276,810)

Fair Value Measurements	December 31, 2008
	Total	Level 1	Level 2	Level 3	Netting Adjustment(1)
Assets
AFS
GSEs	$1,842,377	$—	$1,842,377	$—	$—
Derivative Assets	735	—	240,958	—	(240,223)
Rabbi Trust (included in Other Assets)	12,362	12,362	—	—	—

Total assets at fair value	$1,855,474	$12,362	$2,083,335	$—	$(240,223)

Liabilities
Derivative Liabilities	$1,060,259	$—	$1,597,460	$—	$(537,201)

Total liabilities at fair value	$1,060,259	$—	$1,597,460	$—	$(537,201)

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same counterparties.

For instruments carried at fair value, we review the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of the current level at fair value in the quarter in which the changes occur, as applicable.

Fair Value on a Nonrecurring Basis. We measure certain HTM at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances (e.g., when there is evidence of OTTI).

We recorded certain HTM at fair value and recognized OTTI charges on those HTM during the year ended December 31, 2009, which were included in Other Income (Loss) on the Statements of Income.

Notes to Financial Statements, continued

($ amounts in thousands unless otherwise indicated)

The following table summarizes the values of the assets recorded at fair value on a nonrecurring basis during 2009:

	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Carrying value prior to write-down	$322,684	$144,794	$399,810	$670,162
Fair value at period-end date	175,392	109,233	326,860	513,234

The following table presents HTM by level within the fair value hierarchy at December 31, 2009, for which a nonrecurring change in fair value has been recorded at December 31, 2009:

Fair Value Measurements	Total	Level 1	Level 2	Level 3
HTM OTTI private-label RMBS	$513,234	$—	$—	$513,234

Estimated Fair Value. We determine estimated fair value amounts by using available market information and our best judgment of appropriate valuation methods. These estimates are based on pertinent information available to us at December 31, 2009, and 2008. Although we use our best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of our financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect our judgment of how a market participant would estimate the fair values. The fair value summary table included herein does not represent an estimate of our overall market value as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

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

•

HTM — GSE debentures, corporate debentures guaranteed by the FDIC, MBS (consisting of RMBS and CMBS), and ABS (consisting of manufactured housing and home equity loans) are based on quoted prices, excluding accrued interest, as of the last business day of the period. State agency HTM are determined by calculating the present value of the expected future cash flows and reducing the amount for accrued interest receivable.

During the quarter ended September 30, 2009, in an effort to achieve consistency among the FHLBs in determining the fair value of MBS, the FHLBs formed the FHLB System MBS Pricing Governance Committee, which was responsible for developing a fair value methodology for MBS. We changed our methodology used to estimate the fair value of all MBS to conform to the methodology approved by the FHLB System MBS Pricing Governance Committee during the quarter ended September 30, 2009.

Under this fair-value methodology approved by the MBS Pricing Governance Committee, we request prices for all MBS from four specific third-party vendors and, depending on the number of prices received for each security,

Notes to Financial Statements, continued

($ amounts in thousands unless otherwise indicated)

select a median or average price as defined by the fair value methodology. This methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review. In certain limited instances (i.e., a security’s price is outside established variance thresholds or the third-party vendors do not provide a price for a security), we will obtain a price from securities dealers that is deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider. Prices for MBS held in common with other FHLBs are reviewed for consistency. In adopting this common fair value methodology, we remain responsible for the selection and application of our fair value methodology and the reasonableness of assumptions and inputs used. Prior to the adoption of the new pricing methodology, we used a similar process that utilized three third-party vendors. This change in pricing methodology did not have a significant impact on our estimated fair values of MBS.

During 2008 and continuing throughout 2009, the divergence among prices obtained from several third-party pricing services increased. The significant reduction in transaction volumes and widening credit spreads led us to conclude that prices received from pricing services, which were derived from those services’ proprietary models, were reflective of significant unobservable inputs. Because of the significant unobservable inputs used by the pricing services, we consider these to be Level 3 inputs.

Federal Funds Sold. The estimated fair value of overnight federal funds sold approximates the recorded book balances. The estimated fair value of term federal funds sold is determined by calculating the present value of expected future cash flows, excluding accrued interest, for instruments with more than three months to maturity. The discount rates used in these calculations are the rates for federal funds with similar terms.

Advances. We determine the estimated fair value of Advances by calculating the present value of expected future cash flows from the Advances and excluding the amount of the accrued interest receivable. The discount rates used in these calculations are the replacement advance rates for Advances with similar terms. In accordance with the Finance Agency’s Advances regulations, Advances with a maturity or repricing period greater than nine months require a prepayment fee sufficient to make us financially indifferent to the borrower’s decision to prepay the Advances. Therefore, the estimated fair value of Advances does not assume prepayment risk.

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

Notes to Financial Statements, continued

($ amounts in thousands unless otherwise indicated)

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

Deposits. All deposits at December 31, 2009, and 2008, were variable rate deposits. For such deposits, fair value approximates the carrying value.

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

Commitments. The estimated fair value of our letters of credit was immaterial at December 31, 2009, and 2008. The estimated fair value of commitments to extend credit for Advances is recorded when a pre-determined rate is established before settlement date.

Commitments to Extend Credit for Mortgage Loans. Certain mortgage loan purchase commitments are reported at their fair value as Derivative Assets or Liabilities in the Statements of Condition.

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

Notes to Financial Statements, continued

($ amounts in thousands unless otherwise indicated)

The carrying value and estimated fair values of our financial instruments were as follows:

Financial Instruments	December 31, 2009		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Cash and Due from Banks	$1,722,077	$1,722,077	$870,810	$870,810
Interest-Bearing Deposits	25	25	47	47
Federal Funds Sold	5,532,000	5,532,253	7,223,000	7,224,145
AFS	1,760,714	1,760,714	1,842,377	1,842,377
HTM	7,701,151	7,690,482	6,692,201	5,947,195
Advances	22,442,904	22,537,027	31,249,004	31,233,530
Mortgage Loans Held for Portfolio	7,271,895	7,531,415	8,780,098	8,991,601
Accrued Interest Receivable	114,246	114,246	152,509	152,509
Derivative Assets	1,714	1,714	735	735
Rabbi Trust assets (included in Other Assets)	14,591	14,591	12,362	12,362

Liabilities
Deposits	824,851	824,851	621,491	621,491
Consolidated Obligations
Discount Notes	6,250,093	6,250,558	23,465,645	23,515,928
CO Bonds	35,907,789	36,054,510	28,697,013	29,277,837
Accrued Interest Payable	211,504	211,504	284,021	284,021
Derivative Liabilities	712,716	712,716	1,060,259	1,060,259
MRCS	755,660	755,660	539,111	539,111

Note 18 — Commitments and Contingencies

As described in Note 11, Consolidated Obligations are backed only by the financial resources of the FHLBs. The joint and several liability regulation of the Finance Agency authorizes it to require any FHLB to repay all or a portion of the principal and interest on Consolidated Obligations for which another FHLB is the primary obligor. No FHLB has ever been asked or required to repay the principal or interest on any Consolidated Obligation on behalf of another FHLB, and as of December 31, 2009, and through the filing date of this report, we do not believe that it is probable that we will be asked to do so.

We determined that it was not necessary to recognize a liability for the fair value of our joint and several liability for all of the Consolidated Obligations because the joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBs. The FHLBs have no control over the amount of the guaranty or the determination of how each FHLB would perform under the joint and several obligations. Accordingly, we have not recognized a liability for our joint and several obligations related to Consolidated Obligations issued for the benefit of other FHLBs at December 31, 2009, and 2008. The par values of the outstanding Consolidated Obligations for all 12 FHLBs were approximately $930.6 billion and $1.3 trillion at December 31, 2009, and 2008, respectively.

During the third quarter of 2008, each FHLB entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (“GSECF”), as authorized by HERA. The GSECF was designed to serve as a contingent source of liquidity for the housing GSEs, including each of the 12 FHLBs. Any borrowings by one or more of the FHLBs under the GSECF would have been considered Consolidated Obligations with the same joint and several liability as all other Consolidated Obligations. The GSECF expired on December 31, 2009. We did not draw on this source of liquidity.

Notes to Financial Statements, continued

($ amounts in thousands unless otherwise indicated)

Commitments that legally bind us for additional Advances totaled approximately $37,681 and $12,045 at December 31, 2009, and 2008. Commitments generally are for periods up to 6 months and will be funded provided the member meets our collateral and underwriting requirements. Based on credit analyses performed by our management as well as collateral requirements, we have not deemed it necessary to record any additional liability on these commitments (see Note 7).

Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between us and one of our members. If we are required to make payment for a beneficiary’s draw, the payment amount is converted into a collateralized advance to the member. Outstanding standby letters of credit were as follows:

	December 31, 2009	December 31, 2008
Outstanding notional	$589,654	$399,376
Original terms	3 months – 20 years	10 months –15 years
Final expiration year	2029	2018

The value of the guarantees related to standby letters of credit are reported in Other Liabilities and amount to $4,969 and $2,942 at December 31, 2009, and 2008, respectively. Based on credit analyses performed by our management as well as collateral requirements, we have not deemed it necessary to record any additional liability on these commitments. Commitments are fully collateralized at the time of issuance (see Note 7). We had no outstanding commitments that unconditionally obligated us for additional letters of credit at December 31, 2009, and 2008.

We monitor the creditworthiness of our standby letters of credit based on an evaluation of our members. We have established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit.

We had $170,580 and $166,685 of unused lines of credit available to members at December 31, 2009, and 2008, respectively.

As described in Note 1, for managing the inherent credit risk in conventional MPP, a portion of the periodic interest payments on the loans is deposited into the LRA and used to pay the premium on SMI. The LRA is held to offset any losses that may occur. When a credit loss occurs, the accumulated LRA is used to cover the credit loss in excess of the homeowner’s equity and PMI. Funds not used are returned to the member over time. The LRA amounted to $23,754 and $21,892 at December 31, 2009, and 2008, respectively. SMI provides additional coverage over and above losses covered by the LRA. Reserves for additional probable losses are provisioned through the allowance for credit losses. No allowance for credit losses was considered necessary at December 31, 2009, or 2008.

Commitments that unconditionally obligate us to purchase mortgage loans totaled $38,328 and $76,173 at December 31, 2009, and 2008, respectively. Commitments are generally for periods not to exceed 91 days. Such commitments were reported as Derivatives Assets or Derivative Liabilities at their fair value.

We generally execute derivatives with large banks and major broker-dealers and generally enter into bilateral pledge (collateral) agreements. We had pledged $80,457 and $296,949 of collateral, at par, at December 31, 2009, and 2008, respectively.

As of December 31, 2009, we had committed to issue $1,994,500 par value of CO Bonds, of which $1,650,000 were hedged with associated interest rate swaps, and no Discount Notes that had traded but not settled. This compares to $1,095,000 par value of CO Bonds, of which $500,000 were hedged with associated interest rate swaps, and $38,300 par value of Discount Notes that had traded but not settled as of December 31, 2008.

Notes to Financial Statements, continued

($ amounts in thousands unless otherwise indicated)

We charged to operating expenses net rental costs of approximately $151, $156, and $201 for the years ended December 31, 2009, 2008, and 2007. Future minimum rental payments required under our operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2009, are as follows:

Payments
2010	$99
2011	91
2012	85
2013	82
2014	84
Thereafter	147

Total	$588

We are subject to legal proceedings arising in the normal course of business. Management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on our financial condition or results of operations. We are not aware of any pending or threatened litigation against us at this time.

Notes 7, 8, 9, 11, 12, 14, 15, and 17 discuss other commitments and contingencies.

Note 19 — Transactions with Other FHLBs

Our activities with other FHLBs are summarized below, and are recorded in the Other Assets line of the Statements of Condition and the Other Interest Income line of the Statements of Income.

Borrowings with other FHLBs. Occasionally, we loan (or borrow) short-term funds to (from) other FHLBs. There were no loans to or from other FHLBs outstanding at December 31, 2009, or 2008. Loans to other FHLBs and principal repayments of these loans were as follows:

	For the Years Ended December 31,
	2009	2008	2007
Loans to other FHLBs and related principal repayments	$180,000	$1,169,000	$628,000
Interest income earned from other FHLBs	1	64	92

Borrowings from other FHLBs and principal repayments on these loans during were as follows:

	For the Years Ended December 31,
	2009	2008	2007
Borrowings from other FHLBs and related principal repayments	$236,000	$22,000	$5,000
Interest expense incurred to other FHLBs	2	1	1

Assumption of other Federal Home Loan Bank Consolidated Obligations. We may, from time to time, assume the outstanding primary liability of another FHLB rather than issue new debt for which we are the primary obligor. As of December 31, 2008, we had recorded such a transfer of $40,000, which we accounted for in the same manner as we account for new debt issuances (see Note 11). We did not have any transfers during the years ended December 31, 2009, and 2007.

Note 20 — Transactions with Shareholders

Our activities with shareholders are summarized below and have been identified in the Statements of Condition, Statements of Income, and Statements of Cash Flows.

Notes to Financial Statements, continued

($ amounts in thousands unless otherwise indicated)

In the normal course of business, we have invested in federal funds sold and other short-term investments with shareholders or their affiliates. There were no HTM issued by members or affiliates of members as of December 31, 2009, and 2008. We held HTM MBS issued by an affiliate of a member with an amortized cost of $138,361, as of December 31, 2007.

As provided by statute, the only voting rights conferred upon our members are for the election of directors. In accordance with the Bank Act (as amended by HERA) and Finance Agency regulations, members elect all of our directors. Under the statute and regulations, each member directorship is designated to one of the two states in our district, and each member is entitled to vote only for member directorship candidates for the state in which the member’s principal place of business is located. Independent directors are elected at-large by all members in our district. A member is entitled to cast, for each applicable directorship, one vote for each share of capital stock that the member is required to hold, subject to a statutory limitation. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of our capital stock that were required to be held by all members in that state as of the record date for voting. Previous member shareholders are not entitled to cast votes for the election of directors. At December 31, 2009, and 2008, no member owned more than 10% of our voting interests due to statutory limits on members’ voting rights as discussed above.

All transactions with shareholders or their affiliates are entered into in the ordinary course of business. Finance Agency regulations require us to price our credit products consistently and without discrimination to all members applying for Advances. We are also prohibited from pricing our Advances below our marginal cost of matching term and maturity funds in the marketplace, including embedded options, and the administrative cost associated with making such Advances to members. However, we may price Advances on a differential basis, based on the credit and other risks to us of lending to any particular member, or other reasonable criteria applied equally to all members. We apply such standards and criteria consistently, and without discrimination, to all members applying for Advances.

Transactions with Directors’ Financial Institutions. We provide, in the ordinary course of business, products and services to members whose officers or directors serve on our board of directors (“Directors’ Financial Institutions”). Finance Agency regulations require that transactions with Directors’ Financial Institutions be made on the same terms as those with any other member. We had Advances, mortgage loans, and capital stock outstanding (including MRCS) to Directors’ Financial Institutions as follows:

	December 31, 2009	December 31, 2008
Advances, par value	$4,889,358	$6,592,866
% of Advances, outstanding	22.5%	22.0%
Mortgage Loans Held for Portfolio, par value	$216,217	$2,509,924
% of Mortgage Loans Held for Portfolio, outstanding	3.0%	28.6%
Capital Stock, including MRCS, par value	$453,813	$472,038
% of Capital Stock, including MRCS, outstanding	18.3%	19.5%

During the years ended December 31, 2009, 2008, and 2007, we acquired mortgage loans from Directors’ Financial Institutions, presented as of the date of the directors’ appointments and resignations, as follows:

	For the Years Ended December 31,
	2009	2008	2007
Mortgage Loans purchased from Directors’ Financial Institutions	$41,882	$6,723	$12,288