Form 10-Q
period 2010-03-31
Federal Home Loan Bank of Indianapolis
filed 2010-05-12
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

(317) 465-0200
(Registrant’s telephone number, including area code)

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

☐ Large accelerated filer	☐ Accelerated filer

☒ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
☐  Yes            ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2010
Class B Stock, par value $100	25,014,202

As used in this Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “FHLBI,” and the “Bank” refer to the Federal Home Loan Bank of Indianapolis.

Federal Home Loan Bank of Indianapolis
Statements of Condition
(Unaudited, $ amounts and shares in thousands, except par value)

	March 31,	December 31,
	2010	2009
Assets:
Cash and Due from Banks	$1,412,026	$1,722,077
Interest-Bearing Deposits, members and non-members	43	25
Federal Funds Sold, members and non-members	6,883,000	5,532,000
Available-for-Sale Securities (a) (Note 3)	1,764,316	1,760,714
Held-to-Maturity Securities (b) (Note 4)	8,177,769	7,701,151
Advances (Note 6)	21,581,565	22,442,904
Mortgage Loans Held for Portfolio, net (Note 7)	6,990,015	7,271,895
Loans to Other Federal Home Loan Banks	35,000	-
Accrued Interest Receivable	110,217	114,246
Premises, Software, and Equipment, net	10,547	10,786
Derivative Assets, net (Note 8)	5,944	1,714
Other Assets	101,260	41,554
Total Assets	$47,071,702	$46,599,066

Liabilities:
Deposits (Note 9):
Interest-Bearing Deposits	$546,353	$821,431
Non-Interest-Bearing Deposits	2,769	3,420
Total Deposits	549,122	824,851
Consolidated Obligations, net (Note 10):
Discount Notes	11,536,974	6,250,093
Bonds	31,267,356	35,907,789
Total Consolidated Obligations, net	42,804,330	42,157,882

Accrued Interest Payable	188,483	211,504
Affordable Housing Program Payable	38,781	37,329
Payable to Resolution Funding Corporation	8,207	6,533
Derivative Liabilities, net (Note 8)	764,359	712,716
Mandatorily Redeemable Capital Stock (Note 11)	750,697	755,660
Other Liabilities	206,373	146,180
Total Liabilities	45,310,352	44,852,655

Commitments and Contingencies (Note 14)

Capital (Note 11):
Capital Stock Class B-1 Putable ($100 par value) issued and outstanding
shares: 17,324 and 17,260, respectively	1,732,362	1,726,000
Capital Stock Class B-2 Putable ($100 par value) no shares issued or outstanding	-	-
Total Capital Stock Putable	1,732,362	1,726,000
Retained Earnings	372,611	349,013
Accumulated Other Comprehensive Income (Loss):
Net Unrealized Gains (Losses) on Available-for-Sale Securities, before
Derivative and Hedging Adjustments (Note 3)	(18,466)	2,140
Net Non-Credit Portion of Other-Than-Temporary Impairment Losses on
Held-to-Maturity Securities (Note 5)	(318,652)	(324,041)
Pension and Postretirement Benefits	(6,505)	(6,701)
Total Accumulated Other Comprehensive Income (Loss)	(343,623)	(328,602)
Total Capital	1,761,350	1,746,411
Total Liabilities and Capital	$47,071,702	$46,599,066

(a) Amortized cost: $1,670,626 and $1,672,918 at March 31, 2010, and December 31, 2009, respectively
(b) Estimated fair values: $8,278,152 and $7,690,482 at March 31, 2010, and December 31, 2009, respectively

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
(Unaudited, $ amounts in thousands)

	For the Three Months Ended March 31,
	2010	2009
Interest Income:
Advances	$50,434	$151,324
Prepayment Fees on Advances, net	693	150
Interest-Bearing Deposits, members and non-members	36	106
Federal Funds Sold, members and non-members	2,533	10,536
Available-for-Sale Securities	1,621	7,895
Held-to-Maturity Securities	63,431	76,739
Mortgage Loans Held for Portfolio, net	90,655	113,316
Other Interest Income	528	-
Total Interest Income	209,931	360,066

Interest Expense:
Deposits	78	330
Consolidated Obligation Bonds	142,162	238,122
Discount Notes	2,465	56,197
Mandatorily Redeemable Capital Stock	3,579	3,933
Other Interest Expense	-	1
Total Interest Expense	148,284	298,583

Net Interest Income	61,647	61,483

Other Income (Loss):
Total Other-Than-Temporary Impairment Losses	(14,453)	(147,292)
Portion of Impairment Losses Recognized in Other
Comprehensive Income (Loss), net	8,387	128,742
Net Other-Than-Temporary Impairment Losses	(6,066)	(18,550)
Net Gains (Losses) on Derivatives and Hedging Activities	(1,175)	(1,243)
Service Fees	301	283
Standby Letters of Credit Fees	363	186
Other, net	262	242
Total Other Income (Loss)	(6,315)	(19,082)

Other Expenses:
Compensation and Benefits	6,704	8,155
Other Operating Expenses	2,934	2,873
Finance Agency/Finance Board	599	452
Office of Finance	465	449
Other	284	316
Total Other Expenses	10,986	12,245

Income Before Assessments	44,346	30,156

Assessments:
Affordable Housing Program	3,985	2,863
Resolution Funding Corporation	8,072	5,459

Total Assessments	12,057	8,322

Net Income	$32,289	$21,834

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
(Unaudited, $ amounts and shares in thousands)

	Capital Stock		Capital Stock			Accumulated
	Class B-1		Class B-2			Other
	Putable		Putable		Retained	Comprehensive	Total
	Shares	Par Value	Shares	Par Value	Earnings	Income (Loss)	Capital

Balance, December 31, 2008	18,792	$1,879,179	2	$196	$282,731	$(71,398)	$2,090,708
Proceeds from Sale of Capital Stock	178	17,775	-	-			17,775
Transfers of Capital Stock	2	195	(2)	(195)			-
Comprehensive Income:
Net Income					21,834		21,834
Other Comprehensive Income (Loss):
Net Unrealized Gain (Loss) on Available-
for-Sale Securities						(1,968)	(1,968)
Non-Credit Portion of Other-Than-
Temporary Impairment Losses on
Held-to-Maturity Securities						(128,742)	(128,742)
Reclassification of Non-Credit
Losses to Other Income (Loss)						-	-
Net Non-Credit Portion Before Accretion						(128,742)	(128,742)
Accretion of Non-Credit Portion						-	-
Net Non-Credit Portion						(128,742)	(128,742)
Pension and Postretirement Benefits						1,657	1,657
Total Comprehensive Income (Loss)					21,834	(129,053)	(107,219)
Distributions on Mandatorily Redeemable
Capital Stock					-		-
Dividends on Capital Stock:
Cash (3.85% annualized)					(18,651)		(18,651)
Balance, March 31, 2009	18,972	$1,897,149	-	$1	$285,914	$(200,451)	$1,982,613

Balance, December 31, 2009	17,260	$1,726,000	-	$-	$349,013	$(328,602)	$1,746,411
Proceeds from Sale of Capital Stock	42	4,212	-	-			4,212
Net Shares Reclassified from Mandatorily
Redeemable Capital Stock	22	2,150	-	-			2,150
Comprehensive Income:
Net Income					32,289		32,289
Other Comprehensive Income (Loss):
Net Unrealized Gain (Loss) on Available-
for-Sale Securities						(20,606)	(20,606)
Non-Credit Portion of Other-Than-
Temporary Impairment Losses on
Held-to-Maturity Securities						(14,169)	(14,169)
Reclassification of Non-Credit
Losses to Other Income (Loss)						5,782	5,782
Net Non-Credit Portion Before Accretion						(8,387)	(8,387)
Accretion of Non-Credit Portion						13,776	13,776
Net Non-Credit Portion						5,389	5,389
Pension and Postretirement Benefits						196	196
Total Comprehensive Income (Loss)					32,289	(15,021)	17,268
Distributions on Mandatorily Redeemable
Capital Stock					-		-
Dividends on Capital Stock:
Cash (2.00% annualized)					(8,691)		(8,691)
Balance, March 31, 2010	17,324	$1,732,362	-	$-	$372,611	$(343,623)	$1,761,350

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
(Unaudited, $ amounts in thousands)

	For the Three Months Ended March 31,
	2010	2009

Operating Activities:
Net Income	$32,289	$21,834
Adjustments to Reconcile Net Income to Net Cash provided by (used in)
Operating Activities:
Depreciation and Amortization	(20,036)	(32,625)
Net Other-Than-Temporary Impairment Losses	6,066	18,550
(Gain) Loss on Derivative and Hedging Activities	2,207	7,745
Net Change in:
Accrued Interest Receivable	4,025	14,456
Net Accrued Interest on Derivatives	51,659	43,242
Other Assets	440	(41)
Accrued Interest Payable	(23,020)	(29,428)
Other Liabilities	1,799	(14,714)
Total Adjustments	23,140	7,185
Net Cash provided by (used in) Operating Activities	55,429	29,019

Investing Activities:
Net Change in:
Interest-Bearing Deposits, members and non-members	(23,157)	60,870
Federal Funds Sold, members and non-members	(1,351,000)	(2,591,000)
Premises, Software, and Equipment	(103)	(187)
Held-to-Maturity Securities:
Net (Increase) Decrease in Short-Term Held-to-Maturity Securities	(411,000)	-
Proceeds from Maturities of Long-Term Held-to-Maturity Securities	491,928	608,184
Purchases of Long-Term Held-to-Maturity Securities	(533,425)	(1,611,468)
Advances:
Principal Collected	5,115,810	9,270,503
Made to Members	(4,223,897)	(6,040,914)
Mortgage Loans Held for Portfolio:
Principal Collected	361,959	542,770
Purchases	(82,207)	(199,080)
Payments (Proceeds) from Sales of Foreclosed Properties	(33)	1
Other Federal Home Loan Banks:
Principal Collected on Loans	25,735	-
Loans Made	(60,735)	-
Net Cash provided by (used in) Investing Activities	$(690,125)	$39,679

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
(Unaudited, $ amounts in thousands)

	For the Three Months Ended March 31,
	2010	2009

Financing Activities:
Net Change in:
Deposits	$(271,786)	$233,286
Net Proceeds (Payments) on Derivative Contracts with Financing Elements	(42,543)	(25,806)
Net Proceeds from Issuance of Consolidated Obligations:
Discount Notes	147,423,048	25,833,344
Consolidated Obligation Bonds	8,110,390	10,890,633
Payments for Maturing and Retiring Consolidated Obligations:
Discount Notes	(142,136,272)	(28,629,577)
Consolidated Obligation Bonds	(12,750,900)	(9,226,250)
Proceeds from Sale of Capital Stock	4,212	17,775
Payments for Redemption of Mandatorily Redeemable Capital Stock	(2,813)	(731)
Cash Dividends Paid	(8,691)	(18,651)
Net Cash provided by (used in) Financing Activities	324,645	(925,977)

Net Increase (Decrease) in Cash and Cash Equivalents	(310,051)	(857,279)

Cash and Cash Equivalents at Beginning of the Period	1,722,077	870,810

Cash and Cash Equivalents at End of the Period	$1,412,026	$13,531

Supplemental Disclosures:
Interest Paid	$174,687	$323,959
Affordable Housing Program Payments, net	2,533	1,061
Resolution Funding Corporation Assessments Paid	6,399	17,024

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements
($ amounts in thousands unless otherwise indicated)

Note 1 — Basis of Presentation

The accompanying interim financial statements of the Federal Home Loan Bank of Indianapolis (“Bank”) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions provided by Article 10, Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements.  The financial statements contain all adjustments which are, in the opinion of management, necessary for a fair statement of the Bank’s financial position, results of operations and cash flows for the interim periods presented.  All such adjustments were of a normal recurring nature.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period.

The interim financial statements presented herein should be read in conjunction with the Bank’s audited financial statements and notes thereto, which are included in the Bank’s Annual Report on Form 10-K as filed with the SEC under the Securities Exchange Act of 1934 on March 19, 2010 (“2009 Form 10-K”).  The Bank’s significant accounting policies and certain other disclosures are set forth in the notes to the audited financial statements in the 2009 Form 10-K.  There have been no significant changes to these policies as of March 31, 2010.

We have reclassified certain amounts from the prior periods to conform to the 2010 presentation. These reclassifications had no effect on Net Income or Capital.

All dollar amounts included in the notes are presented in thousands, unless otherwise indicated.

Use of Estimates. The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates.  These assumptions and estimates may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses.  Actual results could differ significantly from these estimates.

Subsequent Events. We have evaluated events and transactions through the time of filing our first quarter 2010 Form 10-Q with the SEC, and believe there have been no material subsequent events requiring additional disclosure or recognition in the financial statements.

Note 2 — Recently Issued Accounting Standards & Interpretations

Accounting for Transfers of Financial Assets.  On June 12, 2009, the Financial Accounting Standards Board (“FASB”) issued guidance intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets.  Key provisions of the guidance include: (i) the removal of the concept of qualifying special purpose entities; (ii) the introduction of the concept of a participating interest, in circumstances in which a portion of a financial asset has been transferred; and (iii) the requirement that to qualify for sale accounting, the transferor must evaluate whether it maintains effective control over transferred financial assets either directly or indirectly.  The guidance also requires enhanced disclosures about transfers of financial assets and a transferor’s continuing involvement.  This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010, for us), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  We adopted this guidance as of January 1, 2010.  Our adoption of this guidance did not have a material effect on our financial condition, results of operations or cash flows.

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Accounting for the Consolidation of Variable Interest Entities.  On June 12, 2009, the FASB issued guidance intended to improve financial reporting by enterprises involved with variable interest entities (“VIEs”), by providing more relevant and reliable information to users of financial statements.  This guidance amends the manner in which entities evaluate whether consolidation is required for VIEs.  An entity must first perform a qualitative analysis in determining whether it must consolidate a VIE, and if the qualitative analysis is not determinative, the entity must perform a quantitative analysis.  The guidance also requires that an entity continually evaluate VIEs for consolidation, rather than making such an assessment based upon the occurrence of triggering events.  Additionally, the guidance requires enhanced disclosures about how an entity’s involvement with a VIE affects its financial statements and its exposure to risks.  We adopted this guidance as of January 1, 2010.  Our adoption of this guidance did not have a material effect on our financial condition, results of operations or cash flows.

Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements. On January 21, 2010, the FASB issued amended guidance for the fair value measurements and disclosures. The update requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. Furthermore, this update requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs; clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value; and amends guidance on employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009 (January 1, 2010, for us), except for the disclosures about purchases, sales, issuances, and settlements in the reconciliation in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 (January 1, 2011, for us), and for interim periods within those fiscal years. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Early adoption was permitted. We adopted this guidance as of January 1, 2010 with the exception of the required changes noted above related to the reconciliation of Level 3 fair values.  Its adoption resulted in increased annual and interim financial statement disclosures but did not have a material effect on our results of operations, financial condition, or cash flows.

Scope Exception Related to Embedded Credit Derivatives. On March 5, 2010, the FASB issued amended guidance to clarify that the only type of embedded credit derivative feature related to the transfer of credit risk that is exempt from derivative bifurcation requirements is one that is in the form of subordination of one financial instrument to another.  As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination will need to assess those embedded credit derivatives to determine if bifurcation and separate accounting as a derivative is required.  This guidance is effective at the beginning of the first interim reporting period beginning after June 15, 2010 (July 1, 2010, for us).  Early adoption is permitted at the beginning of an entity’s first interim reporting period beginning after issuance of this guidance.  We are currently evaluating the effect that the adoption of this guidance may have on our financial condition, results of operations and cash flows.

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 3 — Available-for-Sale Securities

Major Security Types. Available-for-Sale Securities (“AFS”) include AAA-rated agency debentures issued or guaranteed by Government Sponsored Enterprises (“GSEs”) purchased from non-member counterparties.  These GSEs include Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Federal National Mortgage Association (“Fannie Mae”).  AFS were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
March 31, 2010	Cost	Gains	Losses	Fair Value

GSEs	$1,670,626	$93,690	$-	$1,764,316
Total AFS	$1,670,626	$93,690	$-	$1,764,316

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2009	Cost	Gains	Losses	Fair Value

GSEs	$1,672,918	$87,796	$-	$1,760,714
Total AFS	$1,672,918	$87,796	$-	$1,760,714

Gross unrealized gains as of March 31, 2010, include unrealized losses on AFS of $18,466 and a hedging gain of $112,156.  Gross unrealized gains as of December 31, 2009, include unrealized gains on AFS of $2,140 and a hedging gain of $85,656.  The unrealized gains and losses on AFS are included in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and the changes in fair value are included in Net Gains (Losses) on Derivatives and Hedging Activities in the Statements of Income.

Redemption Terms. The amortized cost and estimated fair value of AFS by contractual maturity are shown below.

	March 31, 2010		December 31, 2009
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$-	$-	$-	$-
Due after one year through five years	-	-	-	-
Due after five years through ten years	1,670,626	1,764,316	1,672,918	1,760,714
Due after ten years	-	-	-	-
Total AFS	$1,670,626	$1,764,316	$1,672,918	$1,760,714

Interest Rate Payment Terms. All of the AFS pay a fixed rate of interest ranging from 4.88% to 5.50%.

Realized Gains and Losses.  There were no sales of AFS during the three months ended March 31, 2010, or 2009.

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 4 — Held-to-Maturity Securities

Major Security Types. Held-to-Maturity Securities (“HTM”) consist primarily of mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”) and corporate debentures guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) and backed by the full faith and credit of the United States under the Temporary Liquidity Guarantee Program (“TLGP”).  Our MBS include residential MBS (“RMBS”) and commercial MBS (“CMBS”).  Our ABS include both manufactured housing and home equity loans.  Private-label MBS and ABS in our portfolio refer to our private-label RMBS, CMBS and ABS (“Private-label MBS and ABS”). Our HTM also include certificates of deposit (“CDs”) and bank notes, state or local housing finance agency obligations, and corporate debentures issued by GSEs.

Our HTM were as follows:

		OTTI		Gross	Gross
		Recognized		Unrecognized	Unrecognized	Estimated
	Amortized	In	Carrying	Holding	Holding	Fair
March 31, 2010	Cost (1)	AOCI	Value (2)	Gains (3)	Losses (3)	Value

Non-MBS and ABS:
GSE debentures	$125,705	$-	$125,705	$465	$-	$126,170
State or local housing
finance agency obligations	-	-	-	-	-	-
CDs	411,000	-	411,000	-	(1)	410,999
TLGP	2,066,986	-	2,066,986	6,845	(1)	2,073,830
Total Non-MBS and ABS	2,603,691	-	2,603,691	7,310	(2)	2,610,999
MBS and ABS:
Other U.S. Obligations –
guaranteed RMBS	1,403,144	-	1,403,144	18,897	-	1,422,041
GSE RMBS	1,974,994	-	1,974,994	60,562	(1,924)	2,033,632
Private-label RMBS	2,490,372	(318,652)	2,171,720	94,169	(73,226)	2,192,663
Private-label CMBS	-	-	-	-	-	-
Private-label ABS	24,220	-	24,220	-	(5,403)	18,817
Total MBS and ABS	5,892,730	(318,652)	5,574,078	173,628	(80,553)	5,667,153
Total HTM	$8,496,421	$(318,652)	$8,177,769	$180,938	$(80,555)	$8,278,152

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

		OTTI		Gross	Gross
		Recognized		Unrecognized	Unrecognized	Estimated
	Amortized	In	Carrying	Holding	Holding	Fair
December 31, 2009	Cost (1)	AOCI	Value (2)	Gains (3)	Losses (3)	Value

Non-MBS and ABS:
GSE debentures	$125,893	$-	$125,893	$446	$-	$126,339
State or local housing
finance agency obligations	260	-	260	-	-	260
CDs	-	-	-	-	-	-
TLGP	2,067,311	-	2,067,311	8,407	(26)	2,075,692
Total Non-MBS and ABS	2,193,464	-	2,193,464	8,853	(26)	2,202,291
MBS and ABS:
Other U.S. Obligations –
guaranteed RMBS	865,160	-	865,160	164	(7,965)	857,359
GSE RMBS	2,136,381	-	2,136,381	58,880	(2,985)	2,192,276
Private-label RMBS	2,805,348	(324,041)	2,481,307	56,915	(116,891)	2,421,331
Private-label CMBS	-	-	-	-	-	-
Private-label ABS	24,839	-	24,839	-	(7,614)	17,225
Total MBS and ABS	5,831,728	(324,041)	5,507,687	115,959	(135,455)	5,488,191
Total HTM	$8,025,192	$(324,041)	$7,701,151	$124,812	$(135,481)	$7,690,482

(1)
Amortized cost of HTM includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and/or previous other-than-temporary-impairment (“OTTI”) losses recognized in earnings.  OTTI may also refer to “Other-than-Temporarily Impaired” as the context indicates.

(2)	Carrying value of HTM represents amortized cost after adjustment for non-credit related impairment recognized in AOCI.

(3)	Gross unrecognized holding gains (losses) represent the difference between estimated fair value and carrying value.

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following tables summarize the HTM with unrealized losses, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2010	Value	Losses	Value	Losses	Value	Losses (1)

Non-MBS and ABS:
CDs	$220,999	$(1)	$-	$-	$220,999	$(1)
TLGP	14,356	(1)	-	-	14,356	(1)
Total Non-MBS and ABS	235,355	(2)	-	-	235,355	(2)
MBS and ABS:
Other U.S. Obligations –
guaranteed RMBS	-	-	-	-	-	-
GSE RMBS	186,809	(1,924)	-	-	186,809	(1,924)
Private-label RMBS	-	-	2,156,861	(297,796)	2,156,861	(297,796)
Private-label CMBS	-	-	-	-	-	-
Private-label ABS	-	-	18,817	(5,403)	18,817	(5,403)
Total MBS and ABS	186,809	(1,924)	2,175,678	(303,199)	2,362,487	(305,123)
Total HTM Impaired	$422,164	$(1,926)	$2,175,678	$(303,199)	$2,597,842	$(305,125)
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009	Value	Losses	Value	Losses	Value	Losses (1)

Non-MBS and ABS:
CDs	$-	$-	$-	$-	$-	$-
TLGP	46,263	(26)	-	-	46,263	(26)
Total Non-MBS and ABS	46,263	(26)	-	-	46,263	(26)
MBS and ABS:
Other U.S. Obligations –
guaranteed RMBS	746,222	(7,965)	-	-	746,222	(7,965)
GSE RMBS	280,660	(2,985)	-	-	280,660	(2,985)
Private-label RMBS	-	-	2,421,331	(384,017)	2,421,331	(384,017)
Private-label CMBS	-	-	-	-	-	-
Private-label ABS	-	-	17,225	(7,614)	17,225	(7,614)
Total MBS and ABS	1,026,882	(10,950)	2,438,556	(391,631)	3,465,438	(402,581)
Total HTM Impaired	$1,073,145	$(10,976)	$2,438,556	$(391,631)	$3,511,701	$(402,607)

(1)
The unrealized losses at March 31, 2010, of $305,125 include OTTI recognized in AOCI of $318,652, gross unrecognized holding losses of $80,555, and gross unrecognized holding gains on OTTI securities (due to an increase in price since their previous OTTI) of $94,082.  Comparatively, the unrealized losses at December 31, 2009, of $402,607 include OTTI recognized in AOCI of $324,041, gross unrecognized holding losses of $135,481, and gross unrecognized holding gains on OTTI securities (due to an increase in price since their previous OTTI) of $56,915.

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Redemption Terms. The amortized cost and estimated fair value of HTM by contractual maturity are shown below.  Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	March 31, 2010			December 31, 2009
			Estimated			Estimated
	Amortized	Carrying	Fair	Amortized	Carrying	Fair
Year of Contractual Maturity	Cost (1)	Value (1)	Value	Cost (1)	Value (1)	Value

Non-MBS and ABS:
Due in one year or less	$596,000	$596,000	$596,251	$-	$-	$-
Due after one year through five years	2,007,691	2,007,691	2,014,748	2,193,204	2,193,204	2,202,031
Due after five years through ten years	-	-	-	-	-	-
Due after ten years	-	-	-	260	260	260
Total Non-MBS and ABS	2,603,691	2,603,691	2,610,999	2,193,464	2,193,464	2,202,291
Total MBS and ABS	5,892,730	5,574,078	5,667,153	5,831,728	5,507,687	5,488,191
Total HTM	$8,496,421	$8,177,769	$8,278,152	$8,025,192	$7,701,151	$7,690,482

(1)	Carrying value of HTM represents amortized cost after adjustment for non-credit related impairment recognized in AOCI.

Interest Rate Payment Terms. The following table details interest rate payment terms for investment securities classified as HTM, at amortized cost:

	March 31,	December 31,
	2010	2009

Non-MBS and ABS:
Fixed-rate	$436,705	$26,153
Variable-rate	2,166,986	2,167,311
Total Non-MBS and ABS	2,603,691	2,193,464
MBS and ABS:
Pass-through securities:
Fixed-rate	1,084,168	727,887
Variable-rate	335,118	424,400
Collateralized mortgage obligations:
Fixed-rate	3,010,053	3,333,691
Variable-rate	1,463,391	1,345,750
Total MBS and ABS	5,892,730	5,831,728
Total HTM, at amortized cost	$8,496,421	$8,025,192

Variable-rate pass-through securities include hybrid adjustable mortgage securities of $335,118 and $424,400 at March 31, 2010, and December 31, 2009, respectively.  Variable-rate collateralized mortgage obligations include hybrid adjustable mortgage securities of $876,273 and $1,009,130 at March 31, 2010, and December 31, 2009, respectively.

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table reflects the net (discounts) premiums included in the amortized cost of our HTM:

	March 31,	December 31,
	2010	2009

Non-MBS and ABS:
Net purchased (discounts) premiums	$3,726	$4,239
Total Non-MBS and ABS	3,726	4,239
MBS and ABS:
Net purchased (discounts) premiums	55,987	36,429
OTTI related credit losses	(66,357)	(60,291)
OTTI related accretion adjustments	(2,790)	(1,533)
Other - net discounts reclassified into credit losses	(5,686)	(5,142)
Total MBS and ABS	(18,846)	(30,537)
Total HTM, net (discounts) premiums included in amortized cost	$(15,120)	$(26,298)

Realized Gains and Losses.  There were no sales of HTM during the three months ended March 31, 2010, or 2009.

Note 5 — Other-Than-Temporary Impairment Analysis

OTTI Evaluation Process.  We evaluate our individual AFS and HTM that are in an unrealized loss position for OTTI on a quarterly basis as described in our 2009 Form 10-K.

Our evaluation includes an estimate of cash flows that we are likely to collect based on an assessment of each individual security, the structure of the security and certain assumptions as determined by the FHLB OTTI Governance Committee, such as the prepayment speeds, default rates, loss severity on the collateral supporting our security based on underlying loan-level borrower and loan characteristics, expected housing price changes, and interest-rate assumptions, to determine whether any principal losses will occur.

A significant input is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSA”), which are based on an assessment of the relevant housing markets.  Our housing price forecast assumed CBSA level current-to-trough home price declines ranging from 0% to 12% over the 6 to 12 month period beginning January 1, 2010.  Thereafter, home prices are projected to remain flat in the first six months, increase 0.5% in the next six months, 3% in the second year and 4% in each subsequent year.

The results of our cash flow analysis can vary significantly with changes in assumptions and expectations.

Results of OTTI Evaluation Process.  For our agency MBS and investments in corporate debentures issued under the TLGP, we determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect us from losses based on current expectations.  As a result, we have determined that, as of March 31, 2010, all of the gross unrealized losses on our agency MBS and TLGP investments are temporary.  The declines in market value of these securities are not attributable to credit quality, we do not intend to sell the investments, and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost.  As a result, we do not consider any of these investments to be OTTI at March 31, 2010.

Based on our evaluations, for the three months ended March 31, 2010, we recognized OTTI losses for 13 securities.  We do not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities before our anticipated recovery of each security’s remaining amortized cost.  However, we determined that we would not recover the entire amortized cost of these securities.

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

For the 13 securities for which an OTTI was determined to have occurred during the three months ended March 31, 2010, the following table presents a summary of the significant inputs used to determine the amount of credit loss recognized in earnings during this period as well as the related current credit enhancement. Credit enhancement includes subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a shortfall of cash flows on the security. The calculated averages represent the dollar-weighted averages of all the private-label RMBS in each category shown. The classification (prime or Alt-A) is based on the model used to run the estimated cash flows for the security, which may not necessarily be the same as the classification at the time of origination.

	Significant Inputs for OTTI private-label RMBS						Current Credit
	Prepayment Rates		Default Rates		Loss Severities		Enhancement
	Weighted		Weighted		Weighted		Weighted
Year of	Average	Range	Average	Range	Average	Range	Average	Range
Securitization	%	%	%	%	%	%	%	%

Prime:
2007	6.0	5.6 - 6.1	22.3	18.6 - 28.9	41.5	39.9 - 43.9	4.2	2.8 - 7.2
2005	12.7	12.6 - 12.7	19.0	16.9 - 20.1	50.4	48.4 - 53.7	9.2	8.4 - 9.7
Total Prime	8.4	5.6 - 12.7	21.1	16.9 - 28.9	44.7	39.9 - 53.7	6.1	2.8 - 9.7
Alt-A:
2007	11.3	10.6 - 11.8	49.3	46.1 - 53.3	45.7	44.9 - 46.9	8.1	3.4 - 13.0
2006	10.7	10.7 - 10.7	20.3	20.3 - 20.3	38.9	38.9 - 38.9	4.7	4.7 - 4.7
2005	9.9	6.9 - 13.0	43.3	42.7 - 43.9	44.4	38.9 - 50.3	6.7	6.7 - 6.8
Total Alt-A	10.9	6.9 - 13.0	44.3	20.3 - 53.3	44.6	38.9 - 50.3	7.3	3.4 - 13.0
Total OTTI private-label RMBS	9.5	5.6 - 13.0	31.7	16.9 - 53.3	44.7	38.9 - 53.7	6.6	2.8 - 13.0

The following table displays the classification of our 13 securities for which an OTTI loss was recognized during the three months ended March 31, 2010, based on our impairment analysis of our investment portfolio at March 31, 2010.  Securities are classified based on the classification (prime or Alt-A) by the Nationally Recognized Statistical Rating Organizations (“NRSRO”) upon issuance.

	Unpaid			Estimated
	Principal	Amortized	Carrying	Fair
March 31, 2010	Balance	Cost	Value	Value

OTTI HTM:
Private-label RMBS – prime	$703,061	$662,423	$514,238	$560,787
Private-label RMBS – Alt-A	44,861	41,327	33,865	34,478
Total OTTI HTM	$747,922	$703,750	$548,103	$595,265

Total HTM MBS and ABS	$5,915,302	$5,892,730	$5,574,078	$5,667,153

Total HTM	$8,515,267	$8,496,421	$8,177,769	$8,278,152

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table displays the classification of our 23 securities for which an OTTI loss was recognized during the life of the securities, which represents securities impaired prior to 2010 as well as during the three months ended March 31, 2010.

	Unpaid			Estimated
	Principal	Amortized	Carrying	Fair
March 31, 2010	Balance	Cost	Value	Value

OTTI HTM:
Private-label RMBS – prime	$1,324,164	$1,253,166	$943,526	$1,036,937
Private-label RMBS – Alt-A	67,181	63,346	54,334	55,005
Total OTTI HTM	$1,391,345	$1,316,512	$997,860	$1,091,942

Total HTM MBS and ABS	$5,915,302	$5,892,730	$5,574,078	$5,667,153

Total HTM	$8,515,267	$8,496,421	$8,177,769	$8,278,152

The table below displays the credit and non-credit OTTI losses on our securities.  Securities are classified based on the classification by the NRSROs upon issuance.

		Net	Total
	Credit	Non-Credit	OTTI
For the Three Months Ended March 31, 2010	Losses	Losses	Losses

OTTI HTM:
Private-label RMBS – prime	$5,790	$8,663	$14,453
Private-label RMBS – Alt-A	276	(276)	-

Total OTTI HTM	$6,066	$8,387	$14,453

		Net	Total
	Credit	Non-Credit	OTTI
For the Three Months Ended March 31, 2009	Losses	Losses	Losses

OTTI HTM:
Private-label RMBS – prime	$18,550	$128,742	$147,292
Private-label RMBS – Alt-A	-	-	-

Total OTTI HTM	$18,550	$128,742	$147,292

For the three months ended March 31, 2010, we accreted $13,776 of non-credit losses from AOCI to the carrying value of HTM, compared to $0 for the three months ended March 31, 2009.

For previously impaired securities that were further impaired in the current quarter, and for which the current fair value is greater than the fair value at the time of the previous impairment, an amount equal to all or a portion of the current quarter credit loss is reclassified out of non-credit losses in AOCI and into Other Income (Loss).  This amount totaled $5,782 for the three months ended March 31, 2010, and $0 for the three months ended March 31, 2009.

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents a rollforward by quarter of the cumulative credit losses recognized in Other Income (Loss).  The rollforward excludes the portion of OTTI losses that were recognized in AOCI.

For the Three Months Ended March 31, 2010	Amount

Balance as of January 1, 2010	$60,291
Additions:
Credit losses for which OTTI was not previously recognized	180
Additional OTTI credit losses on securities for which an OTTI charge was previously recognized	5,886
Reductions	-
Balance as of March 31, 2010	$66,357

For the Three Months Ended March 31, 2009	Amount

Balance as of January 1, 2009	$-
Additions:
Credit losses for which OTTI was not previously recognized	18,550
Additional OTTI credit losses on securities for which an OTTI charge was previously recognized	-
Reductions	-
Balance as of March 31, 2009	$18,550

The remaining unrealized losses in our HTM portfolio are due to illiquidity in the marketplace, credit deterioration, and interest rate volatility in the U.S. mortgage markets.  However, the losses are considered temporary as we expect to recover the entire amortized cost on the remaining HTM in an unrealized loss position and neither intend to sell these securities nor consider it more likely than not that we will be required to sell these securities before our anticipated recovery of the remaining amortized cost.

Note 6 — Advances

Redemption Terms.  We had Advances (secured loans) outstanding, including Affordable Housing Program (“AHP”) Advances, at interest rates ranging from 0.17% to 8.34%, as summarized below.

	March 31, 2010		December 31, 2009
Year of Contractual Maturity	Amount	WAIR(1) %	Amount	WAIR(1) %

Overdrawn demand and overnight deposit accounts	$149	2.49	$-	-
Due in 1 year or less	4,701,070	3.76	5,045,723	3.65
Due after 1 year through 2 years	2,853,362	4.01	2,842,987	4.13
Due after 2 years through 3 years	4,321,553	3.69	4,152,585	4.01
Due after 3 years through 4 years	1,956,506	3.89	2,495,969	3.70
Due after 4 years through 5 years	894,611	3.61	1,003,680	3.57
Thereafter	6,090,748	2.77	6,168,969	2.81
Total Advances, par value	20,817,999	3.50	21,709,913	3.55
Unamortized discount on AHP Advances	(143)		(156)
Unamortized discount on Advances	(213)		(243)
Hedging adjustments	755,548		724,297
Other adjustments (2)	8,374		9,093
Total Advances	$21,581,565		$22,442,904

(1)	Weighted Average Interest Rate.
(2)	Other adjustments include deferred prepayment fees being recognized through the payments on the new advance.

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

We offer Advances to members that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable Advances).  Other Advances may only be prepaid by paying a fee (prepayment fee) that makes us financially indifferent to the prepayment of the Advance.  At March 31, 2010, and December 31, 2009, we had callable Advances of $3,411,795 and $3,494,781, respectively.

The following table summarizes Advances by the earlier of the year of contractual maturity or next call date:

	March 31,	December 31,
Year of Contractual Maturity or Next Call Date	2010	2009

Overdrawn demand and overnight deposit accounts	$149	$-
Due in 1 year or less	6,153,420	6,478,573
Due after 1 year through 2 years	3,512,362	2,732,487
Due after 2 years through 3 years	4,430,553	5,027,585
Due after 3 years through 4 years	1,936,506	2,495,969
Due after 4 years through 5 years	864,611	976,680
Thereafter	3,920,398	3,998,619
Total Advances, par value	$20,817,999	$21,709,913

We also offer putable and convertible Advances. Putable Advances allow us to terminate the Advance at predetermined exercise dates, which we would typically exercise when interest rates increase. At March 31, 2010, and December 31, 2009, we had putable Advances outstanding totaling $4,982,500 and $5,240,500, respectively. Convertible Advances allow us to convert to/from a fixed-rate Advance from/to a variable-rate Advance at the current market rate or another structure after an agreed-upon lockout period. At March 31, 2010, and December 31, 2009, we had no convertible Advances outstanding.

The following table summarizes Advances by the earlier of the year of contractual maturity or next put date:

	March 31,	December 31,
Year of Contractual Maturity or Next Put Date	2010	2009

Overdrawn demand and overnight deposit accounts	$149	$-
Due in 1 year or less	7,625,520	8,075,673
Due after 1 year through 2 years	2,751,862	2,763,487
Due after 2 years through 3 years	2,169,103	2,034,385
Due after 3 years through 4 years	1,840,006	2,232,719
Due after 4 years through 5 years	856,611	950,680
Thereafter	5,574,748	5,652,969
Total Advances, par value	$20,817,999	$21,709,913

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Advance Concentrations. The following table presents borrowers holding $1.0 billion or more of our total par value of Advances:

	March 31, 2010		December 31, 2009
	Advances	Percent of	Advances	Percent of
Borrower	Outstanding	Total	Outstanding	Total

Flagstar Bank, FSB	$3,900,000	18.7%	$3,900,000	18.0%
Jackson National Life Insurance Company	1,750,000	8.4%	1,750,000	8.1%
Bank of America, N.A.	1,450,000	7.0%	1,450,000	6.7%
Citizens Bank, Flint, Michigan	1,104,889	5.3%	1,279,917	5.9%
Total	$8,204,889	39.4%	$8,379,917	38.7%

Total Advances, par value	$20,817,999	100.0%	$21,709,913	100.0%

At March 31, 2010, and December 31, 2009, we held $16,414,097 and $17,178,561 unpaid principal balance of collateral, respectively, to cover the Advances to these four institutions, and therefore we do not expect to incur any credit losses on these Advances.  (See Note 15 for more information on transactions with related parties.)

Interest Rate Payment Terms. The following table details interest rate payment terms for Advances:

	March 31,	December 31,
	2010	2009

Fixed-rate	$17,196,767	$17,974,562
Variable-rate	3,621,232	3,735,351
Total Advances, par value	$20,817,999	$21,709,913

Note 7 — Mortgage Loans Held for Portfolio

Through the Mortgage Purchase Program (“MPP”), we hold mortgage loans that are purchased from and primarily serviced by Participating Financial Institutions (“PFIs”).  These mortgage loans are credit-enhanced by PFIs and supplemental mortgage insurance (“SMI”) or guaranteed or insured by Federal agencies.  The following table presents information on Mortgage Loans Held for Portfolio:

	March 31,	December 31,
	2010	2009

Fixed-rate medium-term(1) mortgages	$1,021,895	$1,068,593
Fixed-rate long-term(2) mortgages	5,954,762	6,188,534
Total Mortgage Loans Held for Portfolio, par value	6,976,657	7,257,127
Unamortized premiums	37,483	39,907
Unamortized discounts	(34,247)	(36,062)
Hedging adjustments	10,122	10,923
Total Mortgage Loans Held for Portfolio	$6,990,015	$7,271,895

(1)	Medium-term is defined as an original term of 15 years or less.
(2)	Long-term is defined as an original term greater than 15 years.

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table details the type of Mortgage Loans Held for Portfolio:

	March 31,	December 31,
	2010	2009

Conventional loans	$6,457,162	$6,667,919
Federal Housing Administration ("FHA")	519,495	589,208
Total Mortgage Loans Held for Portfolio, par value	$6,976,657	$7,257,127

For managing the inherent credit risk in conventional MPP, a portion of the periodic interest payments on the loans is deposited into the lender risk account (“LRA”) and another portion is used to pay the premium on SMI.  When a credit loss occurs on an MPP pool, the accumulated LRA for that pool is used to cover the credit loss in excess of homeowners’ equity and private mortgage insurance (“PMI”) until the LRA is exhausted.  After the LRA is exhausted, the SMI protects against credit losses down to approximately 50% of the property’s original value subject to, in certain cases, an aggregate stop-loss provision in the SMI policy.  LRA funds not used are returned to the member (or to the group of members participating in an aggregate MPP pool) over time.

The following table presents the changes in the LRA:

	Three Months	Year Ended
	Ended March 31,	December 31,
	2010	2009

Balance of LRA at beginning of period	$23,754	$21,892
Collected through periodic interest payments	1,223	5,352
Disbursed for mortgage loan losses	(2,242)	(2,193)
Returned to members	(233)	(1,297)
Balance of LRA at end of period	$22,502	$23,754

Mortgage loans are considered impaired when, by collectively evaluating groups of smaller balance homogenous loans, and using current, historical and projected information and events, it is probable that we will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement.  At March 31, 2010, and December 31, 2009, we had no investments in mortgage loans which were considered impaired.  Therefore, the allowance for credit losses was $0 at March 31, 2010, and December 31, 2009.  The provision for credit losses was $0 for each of the three months ended March 31, 2010, and 2009.

Note 8 — Derivative and Hedging Activities

Managing Credit Risk of Derivatives

At March 31, 2010, and December 31, 2009, our maximum credit risk of derivatives, as defined in the 2009 Form 10-K, was approximately $5,944 and $1,714, respectively, which include $7,761 and $689, respectively, of net accrued interest receivable.  In determining maximum credit risk, we consider accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty.  We held no securities or collateral at March 31, 2010, and December 31, 2009, for net uncollateralized balances of $5,944 and $1,714.  Additionally, collateral related to derivatives with member institutions includes collateral assigned to us, as evidenced by a written security agreement, and held by the member institution for our benefit.

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

We have credit support agreements that contain provisions requiring us to post additional collateral with our counterparties if there is deterioration in our credit rating.  If our credit rating is lowered by a major credit rating agency, we could be required to deliver additional collateral on derivative instruments in net liability positions.  Our senior credit rating was not lowered during the previous 12 months.  However, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest on cash collateral) at March 31, 2010, was $863,865 for which we have posted collateral, including accrued interest, of $99,668 in the normal course of business.  In addition, we held other derivative instruments in a net liability position of $161 that are not subject to credit support agreements containing credit-risk related contingent features.  If our credit rating had been lowered from its current rating (to the next lower rating), we could have been required to deliver up to an additional $615,028 of collateral (at fair value) to our derivative counterparties at March 31, 2010.

We transact most of our derivatives with large banks and major broker-dealers.  Some of these banks and broker-dealers or their affiliates buy, sell, and distribute Consolidated Obligations (“COs” or “Consolidated Obligations”), consisting of Consolidated Obligation Bonds (“CO Bonds”) and Discount Notes (“Discount Notes”).  Note 14 discusses assets pledged by us to these counterparties.  We are not a derivative dealer and thus do not trade derivatives for short-term profit.

Financial Statement Impact and Additional Financial Information

Derivative Notional Amounts.  The notional amount of derivatives serves as a factor in determining periodic interest payments or cash flows received and paid.

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Fair Value Amounts.  The following tables summarize the notional amount and fair value of derivative instruments. For purposes of these tables, the fair values include related accrued interest as reported on the Statements of Condition.

	March 31, 2010
	Notional	Fair Value	Fair Value
	Amount of	of Derivative	of Derivative
	Derivatives	Assets	Liabilities

Derivatives designated as hedging instruments:
Interest rate swaps	$31,569,955	$167,703	$1,026,637
Total derivatives designated as hedging instruments	31,569,955	167,703	1,026,637
Derivatives not designated as hedging instruments:
Interest rate swaps	151,203	1,767	880
Interest rate futures/forwards	22,800	125	-
Mortgage delivery commitments	21,715	-	161
Total derivatives not designated as hedging instruments	195,718	1,892	1,041
Total derivatives before adjustments	$31,765,673	169,595	1,027,678
Netting adjustments		(163,651)	(163,651)
Cash collateral and related accrued interest		-	(99,668)
Total adjustments (1)		(163,651)	(263,319)
Total derivatives		$5,944	$764,359

	December 31, 2009
	Notional	Fair Value	Fair Value
	Amount of	of Derivative	of Derivative
	Derivatives	Assets	Liabilities

Derivatives designated as hedging instruments:
Interest rate swaps	$36,317,525	$196,671	$988,424
Total derivatives designated as hedging instruments	36,317,525	196,671	988,424
Derivatives not designated as hedging instruments:
Interest rate swaps	36,227	615	485
Interest rate futures/forwards	41,100	765	-
Mortgage delivery commitments	38,328	4	617
Total derivatives not designated as hedging instruments	115,655	1,384	1,102
Total derivatives before adjustments	$36,433,180	198,055	989,526
Netting adjustments		(196,341)	(196,341)
Cash collateral and related accrued interest		-	(80,469)
Total adjustments (1)		(196,341)	(276,810)
Total derivatives		$1,714	$712,716

(1)
Amounts represent the effect of legally enforceable master netting agreements that allow us to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents the components of Net Gains (Losses) on Derivatives and Hedging Activities reported in Other Income (Loss):

	For the Three Months Ended March 31,
	2010	2009

Net gain (loss) related to fair value hedge ineffectiveness:
Interest rate swaps	$(1,408)	$(1,314)
Total net gain (loss) related to fair value hedge ineffectiveness	(1,408)	(1,314)
Net gain (loss) related to derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	529	983
Interest rate futures/forwards	(543)	(630)
Mortgage delivery commitments	247	(282)
Total net gain (loss) related to derivatives not designated as
hedging instruments	233	71
Net Gains (Losses) on Derivatives and Hedging Activities	$(1,175)	$(1,243)

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedging relationships and the effect of those derivatives on Net Interest Income for the three months ended March 31, 2010, and 2009:

	For the Three Months Ended March 31, 2010

	Gain	Gain	Net	Effect of
	(Loss)	(Loss) on	Fair Value	Derivatives on
	on	Hedged	Hedge	Net Interest
Hedged Item Type	Derivative	Item	Ineffectiveness	Income (1)
Advances	$(24,676)	$23,432	$(1,244)	$(136,053)
CO Bonds	247	(200)	47	64,652
AFS	(26,712)	26,501	(211)	(17,053)
Total	$(51,141)	$49,733	$(1,408)	$(88,454)

	For the Three Months Ended March 31, 2009

	Gain	Gain	Net	Effect of
	(Loss)	(Loss) on	Fair Value	Derivatives on
	on	Hedged	Hedge	Net Interest
Hedged Item Type	Derivative	Item	Ineffectiveness	Income (1)
Advances	$60,174	$(75,688)	$(15,514)	$(116,275)
CO Bonds	(57,579)	74,702	17,123	38,058
AFS	28,199	(31,122)	(2,923)	(10,874)
Total	$30,794	$(32,108)	$(1,314)	$(89,091)

(1)	The net interest on derivatives in fair value hedging relationships is presented in the Interest Income / Interest Expense line item of the respective hedged item.

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 9 — Deposits

Deposits classified as demand, overnight, and other, pay interest based on a daily interest rate.  Time deposits pay interest based on a fixed rate determined at the time of the deposit.  The following table details the weighted average interest rates paid on average Interest-Bearing Deposits:

	Three Months Ended
	March 31,
	2010	2009

Weighted average interest rates	0.03%	0.13%

The following table details Interest-Bearing Deposits and Non-Interest-Bearing Deposits:

	March 31,	December 31,
	2010	2009

Interest-Bearing Deposits:
Demand and overnight	$531,331	$806,185
Time	15,000	15,224
Other	22	22
Total Interest-Bearing Deposits	546,353	821,431
Non-Interest-Bearing Deposits (1):
Other	2,769	3,420
Total Non-Interest Bearing Deposits	2,769	3,420
Total Deposits	$549,122	$824,851

(1)	Non-Interest-Bearing Deposits includes pass-through deposit reserves from members.

The aggregate amount of time deposits with a denomination of $100 thousand or more was $15,000 and $15,224 as of March 31, 2010, and December 31, 2009, respectively.

Note 10 — Consolidated Obligations

The following table details CO Bonds by interest-rate payment type:

	March 31,	December 31,
	2010	2009

Fixed-rate	$28,294,700	$30,959,600
Step-up	1,380,000	1,690,000
Simple variable-rate	1,300,000	2,916,000
Conversion	175,000	225,000
Total CO Bonds, par value	$31,149,700	$35,790,600

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Redemption Terms.  The following is a summary of our participation in CO Bonds outstanding:

	March 31, 2010		December 31, 2009
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%

Due in 1 year or less	$10,537,550	1.36	$17,740,550	1.25
Due after 1 year through 2 years	6,558,750	1.77	4,353,650	1.92
Due after 2 years through 3 years	2,970,600	2.26	2,943,550	2.61
Due after 3 years through 4 years	1,913,700	2.95	1,998,750	2.98
Due after 4 years through 5 years	2,320,250	3.24	1,981,900	3.26
Thereafter	6,848,850	4.55	6,772,200	4.69
Total CO Bonds, par value	31,149,700	2.47	35,790,600	2.30
Unamortized bond premiums	35,621		35,729
Unamortized bond discounts	(24,452)		(24,947)
Hedging adjustments	106,487		106,407
Total CO Bonds	$31,267,356		$35,907,789

Our outstanding CO Bonds at March 31, 2010, and December 31, 2009, include:

	March 31,	December 31,
By Redemption Feature	2010	2009

Non-callable or non-putable	$17,882,700	$25,530,600
Callable	13,267,000	10,260,000
Total CO Bonds, par value	$31,149,700	$35,790,600

The following table summarizes our CO Bonds outstanding by the earlier of the year of contractual maturity or next call date:

	March 31,	December 31,
Year of Contractual Maturity or Next Call Date	2010	2009

Due in 1 year or less	$21,943,550	$26,744,550
Due after 1 year through 2 years	3,363,750	3,168,650
Due after 2 years through 3 years	1,711,600	1,594,550
Due after 3 years through 4 years	931,700	1,206,750
Due after 4 years through 5 years	835,250	676,900
Thereafter	2,363,850	2,399,200
Total CO Bonds, par value	$31,149,700	$35,790,600

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)
Our participation in Discount Notes, all of which are due within one year, was as follows:

	March 31, 2010	December 31, 2009

Book value	$11,536,974	$6,250,093
Par value	11,538,638	6,251,677
WAIR	0.12%	0.12%

Note 11 — Capital

We are subject to three capital requirements under our capital plan and the Federal Housing Finance Agency (“Finance Agency”) rules and regulations.

As shown in the following table, we were in compliance with the Finance Agency’s capital requirements at March 31, 2010, and December 31, 2009.

	March 31, 2010		December 31, 2009
Regulatory Capital Requirements	Required	Actual	Required	Actual

Risk-based capital	$919,213	$2,855,670	$888,918	$2,830,673

Regulatory permanent capital-to-asset ratio	4.00%	6.07%	4.00%	6.07%
Regulatory permanent capital	$1,882,868	$2,855,670	$1,863,963	$2,830,673

Leverage ratio	5.00%	9.10%	5.00%	9.11%
Leverage capital	$2,353,585	$4,283,505	$2,329,953	$4,246,009

Mandatorily Redeemable Capital Stock (“MRCS”) is considered capital for regulatory purposes.  AOCI is not considered capital, i.e., does not increase or decrease capital, for regulatory purposes.

Mandatorily Redeemable Capital Stock.  We reclassify capital stock subject to redemption from capital to liability once a member withdraws from membership, or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership.  Shares of capital stock meeting these definitions are reclassified to a liability at fair value.  Dividends declared on capital stock classified as a liability are accrued at the expected dividend rate and reported as Interest Expense in the Statements of Income, and were $3,579 and $3,933 for the three months ended March 31, 2010, and 2009,  respectively.  The redemption of MRCS is reported as a financing cash outflow in the Statements of Cash Flows.

At March 31, 2010, and December 31, 2009, we had $750,697 and $755,660, respectively, in capital stock subject to mandatory redemption with payment subject to a five-year waiting period.  We anticipate these redemptions will occur after the five-year waiting period.  These amounts have been classified as a liability in the Statements of Condition.

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table summarizes the activities in MRCS:

	Three Months	Year Ended
	Ended March 31,	December 31,
	2010	2009

Beginning of period	$755,660	$539,111
Due to mergers and acquisitions	-	220,389
Due to change in status	(2,150)	-
Redemptions/repurchases during the period	(2,813)	(4,160)
Accrued dividends	-	320
End of period	$750,697	$755,660

The number of former members holding MRCS was 28 and 29 at March 31, 2010, and December 31, 2009, respectively, which includes six and five institutions, respectively, acquired by the FDIC in its capacity as receiver.

The following table shows the amount of MRCS by year of redemption.  The year of redemption in the table is the later of the end of the five-year redemption period, or the maturity date of the activity to which the stock is related, if the stock represents the activity-based stock purchase requirement of a non-member (a former member that withdrew from membership, merged into a non-member or was otherwise acquired by a non-member).  Consistent with the current capital plan, we are not required to redeem activity-based stock until the later of the expiration of the notice of redemption or until the activity to which the capital stock relates no longer remains outstanding.  If activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding, we may redeem the excess stock at management’s discretion, subject to the Statutory and Regulatory Restrictions on Capital Stock Redemption discussed in our 2009 Form 10-K.

	March 31,	December 31,
Year of Redemption	2010	2009

Year 1 (1)	$1,582	$4,395
Year 2	138,923	138,923
Year 3	54,664	14,422
Year 4	337,289	379,681
Year 5	218,239	218,239
Total MRCS	$750,697	$755,660

(1)
Includes $500 MRCS that has reached the end of the five-year redemption period but for which credit products remain outstanding.  Accordingly, these shares of stock will not be redeemed until the credit products are no longer outstanding.

Excess Capital Stock.  Excess stock is defined as the amount of stock held in excess of that institution’s minimum stock requirement.  Finance Agency rules limit the ability of an FHLB to create member excess stock under certain circumstances.  We may not pay dividends in the form of capital stock or issue new excess stock to members if our excess stock exceeds one percent of our Total Assets or if the issuance of excess stock would cause our excess stock to exceed one percent of our Total Assets.  Our excess stock exceeded one percent of our Total Assets at March 31, 2010, and December 31, 2009.  Therefore, we are currently not permitted to distribute stock dividends.

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Stock Redemption Requests.  The following table shows the amount of non-MRCS stock subject to a redemption request by year of redemption:

	March 31,	December 31,
Year of Redemption	2010	2009

Year 1	$10,000	$-
Year 2	19,825	29,825
Year 3	2,750	2,750
Year 4	-	-
Year 5	98,500	98,500
Total stock subject to redemption requests	$131,075	$131,075

Note 12 — Segment Information

We have identified two primary operating segments as defined in our 2009 Form 10-K:

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

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following tables set forth our financial performance by operating segment:

For the Three Months Ended March 31, 2010	Traditional	MPP	Total

Net Interest Income	$39,297	$22,350	$61,647
Other Income (Loss)	(6,019)	(296)	(6,315)
Other Expenses	10,395	591	10,986
Income Before Assessments	22,883	21,463	44,346
AHP	2,233	1,752	3,985
REFCORP (1)	4,130	3,942	8,072
Total Assessments	6,363	5,694	12,057
Net Income	$16,520	$15,769	$32,289

For the Three Months Ended March 31, 2009	Traditional	MPP	Total

Net Interest Income	$37,577	$23,906	$61,483
Other Income (Loss)	(18,170)	(912)	(19,082)
Other Expenses	11,582	663	12,245
Income Before Assessments	7,825	22,331	30,156
AHP	1,040	1,823	2,863
REFCORP (1)	1,357	4,102	5,459
Total Assessments	2,397	5,925	8,322
Net Income	$5,428	$16,406	$21,834

(1)	Resolution Funding Corporation (“REFCORP”)

Note 13 — Estimated Fair Values

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

Level 1 – We carry Rabbi Trust assets (publicly-traded mutual funds) at Level 1 fair value in Other Assets on our Statements of Condition.  These assets were acquired to fund non-qualified benefit plans.

Level 2 – We carry AFS, Derivative Assets and Derivative Liabilities at Level 2 fair value on our Statements of Condition.

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Level 3 – We carry certain HTM at Level 3 fair value on our Statements of Condition.

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

Fair Value on a Recurring Basis.  Described below are our fair value measurement methodologies for assets and liabilities carried at fair value on a recurring basis:

•	Rabbi Trust assets (publicly-traded mutual funds) – The estimated fair values are based on quoted market prices (unadjusted) for identical assets in active markets.

•
AFS – The estimated fair values are based on a Bloomberg composite of executable prices from participating dealers.  The fair values of these assets fall within the Level 2 hierarchy as we consider the assets to trade in markets where there is not enough volume or depth to be considered active.

•
Derivative Assets and Derivative Liabilities – The estimated fair values are based on the U.S. dollar swap curve, swaption values, or Fannie Mae to-be-announced (“TBA”) values.  Derivative market values are compared each month to market values provided by the derivative counterparties, and significant differences are investigated, based on certain criteria, and analyzed.

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following tables present, for each hierarchy level, our assets and liabilities that are measured at fair value on a recurring basis on our Statements of Condition:

	March 31, 2010
					Netting
Fair Value Measurements	Total	Level 1	Level 2	Level 3	Adjustment (1)

Assets
AFS:
GSEs	$1,764,316	$-	$1,764,316	$-	$-
Derivative Assets:
Interest rate swaps	5,819	-	169,470	-	(163,651)
Interest rate futures/forwards	125	-	125	-	-
Mortgage delivery commitments	-	-	-	-	-
Total Derivative Assets	5,944	-	169,595	-	(163,651)
Rabbi Trust (included in Other Assets)	14,683	14,683	-	-	-
Total assets at fair value	$1,784,943	$14,683	$1,933,911	$-	$(163,651)

Liabilities
Derivative Liabilities
Interest rate swaps	$764,198	$-	$1,027,517	$-	$(263,319)
Interest rate futures/forwards	-	-	-	-	-
Mortgage delivery commitments	161	-	161	-	-
Total Derivative Liabilities	764,359	-	1,027,678	-	(263,319)
Total liabilities at fair value	$764,359	$-	$1,027,678	$-	$(263,319)

	December 31, 2009
					Netting
Fair Value Measurements	Total	Level 1	Level 2	Level 3	Adjustment (1)

Assets
AFS:
GSEs	$1,760,714	$-	$1,760,714	$-	$-
Derivative Assets	1,714	-	198,055	-	(196,341)
Rabbi Trust (included in Other Assets)	14,591	14,591	-	-	-
Total assets at fair value	$1,777,019	$14,591	$1,958,769	$-	$(196,341)

Liabilities
Derivative Liabilities	$712,716	$-	$989,526	$-	$(276,810)
Total liabilities at fair value	$712,716	$-	$989,526	$-	$(276,810)

(1)
Amounts represent the effect of legally enforceable master netting agreements that allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same counterparties.

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

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

We recorded certain HTM at fair value and recognized OTTI charges on those HTM during the three months ended March 31, 2010, and 2009, which were included in Other Income (Loss) on the Statements of Income.

The following table summarizes the values of the assets recorded at fair value on a nonrecurring basis:

	March 31,	December 31,
	2010	2009

Carrying value prior to write-down	$145,663	$670,162
Fair value at period-end date	131,210	513,234

The following table presents HTM by level within the fair value hierarchy for which a nonrecurring change in fair value was recorded:

Fair Value Measurements	Total	Level 1	Level 2	Level 3

HTM OTTI private-label RMBS - March 31, 2010	$131,210	$-	$-	$131,210
HTM OTTI private-label RMBS - December 31, 2009	513,234	-	-	513,234

Significant Inputs of Recurring and Non-Recurring Fair Value Measurements.   The following represents the significant inputs used to determine fair value of those instruments carried on the Statements of Condition at fair value, which are classified as Level 2 or Level 3 within the fair value hierarchy.  These disclosures do not differentiate between recurring and non-recurring fair value measurements.

Investment securities – non-MBS.  The fair value of non-MBS investment securities that are carried on the Statement of Condition at fair value (AFS GSEs) is determined using a market-observable price quote from a third-party pricing service (Bloomberg CBBT screen), thus falling under the market approach.  The CBBT price represents executable prices for identical assets.

Investment securities – MBS. For our MBS holdings, our valuation technique incorporates prices from up to four designated third-party pricing vendors when available. These pricing vendors use methods that generally employ, but are not limited to, benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. We establish a price for each of our MBS using a formula that is based upon the number of prices received. If four prices are received, the average of the middle two prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to some type of validation as described below.

The computed prices are tested for reasonableness using specified tolerance thresholds.  Prices within the established thresholds are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate.  Preliminary estimated fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis including, but not limited to, a comparison to the prices for similar securities and/or to non-binding dealer estimates or use of an internal model that is deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider.

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

As of March 31, 2010, all of our MBS holdings held at fair value were priced using this valuation technique.  The relative proximity of the prices received supports our conclusion that the final computed prices are reasonable estimates of fair value.  Based on the current lack of significant market activity for private-label RMBS, the non-recurring fair value measurements for such securities as of March 31, 2010, fell within Level 3 of the fair value hierarchy.

Derivative assets/liabilities.  The fair value of derivatives is generally determined using discounted cash-flow analysis (the income approach) and comparisons to similar instruments (the market approach).  The discounted cash-flow model uses an income approach based on market-observable inputs as its basis (inputs that are actively quoted and can be validated to external sources).  Inputs by class of derivative are as follows:

Interest rate swaps:
•	London Interbank Offered Rate (“LIBOR”) swap curve, and
•	Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.

Interest rate futures/forwards and mortgage delivery commitments:
•	TBA securities prices. Market-based prices of TBAs by coupon class and expected term until settlement.

Estimated Fair Value Methodologies and Techniques. We determine estimated fair value amounts by using available market information and our best judgment of appropriate valuation methods. These estimates are based on pertinent information available to us at March 31, 2010, and December 31, 2009. Although we use our best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of our financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect our judgment of how a market participant would estimate the fair values. The fair value summary table included herein does not represent an estimate of our overall market value as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

A description of the fair value methodologies is disclosed in our 2009 Form 10-K, and no changes have been made in the current quarter.

Sensitivity of Estimates. Estimates of the fair value of our financial instruments, such as Advances with options, mortgage instruments, derivatives with embedded options and CO Bonds with options using the methods described in our 2009 Form 10-K, are highly subjective and require judgments regarding significant matter such as the amount and timing of future cash flows, prepayment speed assumptions, expected interest rate volatility, methods to determine possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair value estimates. These estimates are susceptible to material near term changes because they are made as of a specific point in time.

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The carrying value and estimated fair values of our financial instruments were as follows:

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
Financial Instruments	Value	Fair Value	Value	Fair Value

Assets
Cash and Due from Banks	$1,412,026	$1,412,026	$1,722,077	$1,722,077
Interest-Bearing Deposits	43	43	25	25
Federal Funds Sold	6,883,000	6,883,047	5,532,000	5,532,253
AFS	1,764,316	1,764,316	1,760,714	1,760,714
HTM	8,177,769	8,278,152	7,701,151	7,690,482
Advances	21,581,565	21,672,291	22,442,904	22,537,027
Mortgage Loans Held for Portfolio	6,990,015	7,275,921	7,271,895	7,531,415
Accrued Interest Receivable	110,217	110,217	114,246	114,246
Derivative Assets	5,944	5,944	1,714	1,714
Rabbi Trust assets (included in Other Assets)	14,683	14,683	14,591	14,591

Liabilities
Deposits	549,122	549,122	824,851	824,851
Consolidated Obligations:
Discount Notes	11,536,974	11,536,826	6,250,093	6,250,558
CO Bonds	31,267,356	31,531,110	35,907,789	36,054,510
Accrued Interest Payable	188,483	188,483	211,504	211,504
Derivative Liabilities	764,359	764,359	712,716	712,716
MRCS	750,697	750,697	755,660	755,660

Note 14 — Commitments and Contingencies

Consolidated Obligations are backed only by the financial resources of the 12 Federal Home Loan Banks (“FHLBs”). The joint and several liability regulation of the Finance Agency authorizes it to require any FHLB to repay all or a portion of the principal and interest on Consolidated Obligations for which another FHLB is the primary obligor.  No FHLB has ever been asked or required to repay the principal or interest on any Consolidated Obligation on behalf of another FHLB, and as of March 31, 2010, and through the filing date of this report, we do not believe that it is probable that we will be asked to do so.

We have determined that it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the Consolidated Obligations because the joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBs.  The FHLBs have no control over the amount of the guaranty or the determination of how each FHLB would perform under the joint and several obligations.  Accordingly, we do not recognize a liability for our joint and several obligations related to Consolidated Obligations issued for the benefit of other FHLBs.  The par values of the outstanding Consolidated Obligations for all 12 FHLBs were approximately $870.9 billion and $930.6 billion at March 31, 2010, and December 31, 2009, respectively.

Commitments that legally bind us for additional Advances totaled approximately $6,646 and $37,681 at March 31, 2010, and December 31, 2009, respectively.  Commitments generally are for periods up to 6 months and will be funded provided the member meets our collateral and underwriting requirements.  Based on credit analyses performed by our management as well as collateral requirements, we have not deemed it necessary to record any additional liability on these commitments.

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Standby letters of credit are executed for members for a fee.  A standby letter of credit is a short-term financing arrangement between us and one of our members.  If we are required to make payment for a beneficiary’s draw, the payment amount is converted into a collateralized Advance to the member.  Outstanding standby letters of credit were as follows:

	March 31, 2010	December 31, 2009

Outstanding notional	$570,988	$589,654
Original terms	6 months – 20 years	3 months – 20 years
Final expiration year	2029	2029

The value of the guarantees related to standby letters of credit are reported in Other Liabilities and amount to $5,505 and $4,969 at March 31, 2010, and December 31, 2009, respectively. Based on credit analyses performed by our management as well as collateral requirements, we have not deemed it necessary to record any additional liability on these commitments. Commitments are fully collateralized at the time of issuance. Outstanding commitments that unconditionally obligated us for additional letters of credit were $20,779 and $0 at March 31, 2010, and December 31, 2009, respectively.

We monitor the creditworthiness of our standby letters of credit based on an evaluation of our members.  We have established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit.

We had $213,162 and $170,580 of unused lines of credit available to members at March 31, 2010, and December 31, 2009, respectively.

Commitments that unconditionally obligate us to purchase mortgage loans totaled $21,715 and $38,328 at March 31, 2010, and December 31, 2009, respectively. Commitments are generally for periods not to exceed 91 days. Such commitments are reported as Derivative Assets or Derivative Liabilities at their fair value.

We generally execute derivatives with large banks and major broker-dealers and generally enter into bilateral pledge (collateral) agreements.  We had pledged $103,596 and $80,457 of collateral, at par, at March 31, 2010, and December 31, 2009, respectively.

As of March 31, 2010, we had committed to issue $588,000 par value of CO Bonds, of which $455,000 were hedged with associated interest rate swaps, and $12,132 par value of Discount Notes that had traded but not settled. This compares to $1,994,500 par value of CO Bonds, of which $1,650,000 were hedged with associated interest rate swaps, and no Discount Notes that had traded but not settled as of December 31, 2009.

We are subject to legal proceedings arising in the normal course of business. Management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on our financial condition or results of operations. We are not aware of any pending or threatened litigation against us at this time.

Notes 6, 7, 8, 10, 11, and 13 discuss other commitments and contingencies.

Note 15 — Transactions with Shareholders

Our activities with shareholders are summarized below and have been identified in the Statements of Condition, Statements of Income, and Statements of Cash Flows.

In the normal course of business, we have invested in Federal Funds Sold and other short-term investments with shareholders or their affiliates.

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Transactions with Directors’ Financial Institutions.  We provide, in the ordinary course of business, products and services to members whose officers or directors serve on our board of directors (“Directors’ Financial Institutions”).  Finance Agency regulations require that transactions with Directors’ Financial Institutions be made on the same terms as those with any other member.  We had Advances, Mortgage Loans Held for Portfolio, and Capital Stock outstanding (including MRCS) to Directors’ Financial Institutions as follows:

	March 31,	December 31,
	2010	2009

Advances, par value	$4,835,784	$4,889,358
% of Advances, outstanding	23.2%	22.5%

Mortgage Loans Held for Portfolio, par value	$207,035	$216,217
% of Mortgage Loans Held for Portfolio, outstanding	3.0%	3.0%

Capital Stock, including MRCS, par value	$449,579	$453,813
% of Capital Stock, including MRCS, outstanding	18.1%	18.3%

During the three months ended March 31, 2010, and 2009, we acquired mortgage loans from Directors’ Financial Institutions, presented as of the date of the directors’ appointments and resignations, as follows:

	For the Three Months Ended March 31,
	2010	2009

Mortgage Loans purchased from Directors' Financial Institutions	$2,192	$5,337

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Presentation.  Unless otherwise stated, amounts disclosed in this report represent values rounded to the nearest million; therefore, amounts less than one million may not be reflected in this report.  Amounts used to calculate changes are based on numbers in the thousands.  Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

Special Note Regarding Forward-looking Statements

Statements in this Quarterly Report on Form 10-Q, including statements describing our objectives, projections, estimates or future predictions may be “forward-looking statements.”  These statements may use forward-looking terminology, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “expects,” “will,” or their negatives or other variations on these terms.  We caution that, by their nature, forward-looking statements involve risk or uncertainty and that actual results either could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized.  These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

•
economic and market conditions, including the timing and volume of market activity, inflation or deflation, changes in the value of global currencies, and changes in the financial condition of market participants;

•	volatility of market prices, rates, and indices that could affect the value of collateral we hold as security for the obligations of our members and counterparties;

•	demand for our Advances and purchases of mortgage loans resulting from:

o	changes in our members’ deposit flows and credit demands;

o	membership changes, including, but not limited to, mergers, acquisitions and consolidations of charters;

o	changes in the general level of housing activity in the United States, the level of refinancing activity and consumer product preferences;

o
our ability to introduce new products and services and successfully manage the risks associated with those products and services, including new types of collateral securing Advances and securitizations; and

o	competitive forces, including without limitation other sources of funding available to our members;

•	changes in mortgage asset prepayment patterns, delinquency rates and housing values;

•
political events, including legislative, regulatory, or other developments, and judicial rulings that affect us, our status as a secured creditor, our members, counterparties, one or more of the FHLBs and/or investors in the Consolidated Obligations of the 12 FHLBs;

•
changes in our ability to raise capital market funding, including changes in credit ratings and the level of government guarantees provided to other United States and international financial institutions; and competition from other entities borrowing funds in the capital markets;

•	negative adjustments in the FHLB’s NRSRO ratings that could adversely impact the marketability of our Consolidated Obligations, products, or services;

•	risk of loss should one or more of the FHLBs be unable to repay its participation in the Consolidated Obligations, or an FHLB is otherwise unable meet its financial obligations;

•	ability to attract and retain skilled individuals;

•	ability to develop and support technology and information systems, including the Internet, sufficient to effectively manage the risks of our business;

•	changes in terms of interest rate exchange agreements and similar agreements;

•	risk of loss arising from natural disasters, acts of war or acts of terrorism; and

•	changes in or differing interpretations of accounting guidance.

Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make through reports filed with the SEC in the future, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and related footnotes contained in this Quarterly Report on Form 10-Q and our 2009 Form 10-K.

Executive Summary

Overview

We are a regional wholesale bank that makes Advances, purchases mortgages and other investments, and provides other financial services to our member financial institutions.  These member financial institutions can consist of federally-insured depository institutions (including commercial banks, thrifts, and credit unions), community development financial institutions and insurance companies.  All member financial institutions are required to purchase shares of our Class B Capital Stock as a condition of membership.  Our public policy mission is to facilitate and expand the availability of financing for housing and community development.  We seek to achieve this by providing services to our members in a safe, sound, and profitable manner, and by generating a competitive return on their capital investment.

We manage our business by grouping our products and services within two business segments:

•	Traditional, which includes credit services (such as Advances, letters of credit, and lines of credit), investments (including Federal Funds Sold, AFS, and HTM), and deposits; and

•	MPP, which consists of mortgage loans purchased from our members.

Our primary source of revenue is interest earned on:

•	Advances;

•	long- and short-term investments; and

•	mortgage loans acquired from our members.

Our principal source of funding is the proceeds from the sale to the public of FHLB debt instruments, called Consolidated Obligations or COs, which are the joint and several obligation of all 12 FHLBs.  We obtain additional funds from deposits, other borrowings, and the sale of capital stock to our members.

Our profitability is primarily determined by the interest rate spread between the interest rate earned on our assets and the interest rate paid on our share of the Consolidated Obligations.  We use funding and hedging strategies to mitigate the related interest-rate risk.

The Economy and the Financial Services Industry

Our financial condition and results of operations are influenced by the general state of the global and national economies and the local economies in our district states of Indiana and Michigan and their impact on our member financial institutions; the conditions in the financial, credit and mortgage markets; and the prevailing level of interest rates. The U.S. economy entered a recession in December 2007, which continued through 2008 and 2009. In addition, many of the effects of the world-wide financial crisis, including high levels of mortgage delinquencies and foreclosures, depressed housing prices, illiquidity in the credit markets, stock market fluctuations, higher borrowing costs for many financial institutions, serious pressures on earnings and capital at many financial institutions, and high unemployment rates continued during the first quarter of 2010. Although there were indications that the recession and financial crisis began to abate in mid-2009, it is too soon to know if the positive signs will be sustained.

According to a press release issued by the Federal Open Market Committee (“FOMC”) of the Federal Reserve Board on April 28, 2010, there are signs that economic activity has continued to strengthen and that the labor market is beginning to improve.  Growth in household spending has picked up recently but remains constrained by high unemployment, modest income growth, lower housing wealth, and tight credit. Business spending on equipment and software has risen significantly; however, investment in nonresidential structures is declining and employers remain reluctant to add to payrolls.  Housing starts have edged up but remain at a depressed level.  While bank lending continues to contract, financial market conditions remain supportive of economic growth.  Although the pace of economic recovery is likely to be moderate for a time, the FOMC anticipates a gradual return to higher levels of resource utilization in a context of price stability. The FOMC indicated that it will maintain the target range for the federal funds rate at 0.00-0.25%, as it continues to anticipate that economic conditions, including low rates of resource utilization, subdued inflation trends, and stable inflation expectations, are likely to warrant exceptionally low levels of the federal funds rate for an extended period.

To provide support to mortgage lending and housing markets and to improve overall conditions in private credit markets, the Federal Reserve purchased $1.25 trillion of agency MBS and about $175 billion of agency debt.

In light of improved functioning of financial markets, the Federal Reserve has closed all but one of the special liquidity facilities that it created to support markets during the crisis. The only remaining such program, the Term Asset-Backed Securities Loan Facility, is scheduled to close on June 30, 2010, for loans backed by new-issue commercial MBS; it closed on March 31, 2010, for loans backed by all other types of collateral.

Going forward, we anticipate that this reduced level of public program support could increase our funding costs and reduce the fair values of our MBS. See “Financial Trends in the Capital Markets” below for more information on recent market developments that impact the issuance and composition of our COs.

Economic data for Indiana and Michigan continue to generally compare unfavorably to national data, though Indiana had some good employment news in March. Indiana’s nonfarm payroll increase of 16,600 during March was the fourth largest increase in the U.S., while Michigan’s decrease of 9,700 was the largest decrease for the month.  The Bureau of Labor Statistics reported that Michigan’s unemployment rate for March 2010 of 14.1% was the highest in the nation, while Indiana’s rate of 9.9% exceeded the U.S. rate of 9.7%.  Indiana and Michigan experienced year-over-year manufacturing employment declines of 3.3% and 5.7%, respectively.  Michigan’s noncurrent mortgage rate for March 2010 of 12.9% was the tenth highest in the nation and Indiana’s noncurrent mortgage rate of 12.7% exceeded the national rate of 12.4%, as reported by Lender Processing Services.  We believe the overall economic outlook for our district will continue to trail the overall U.S. economy.

Financial Trends in the Capital Markets

The Office of Finance, our fiscal agent, issues debt in the global capital markets on behalf of the 12 FHLBs in the form of Consolidated Obligations, including CO Bonds and Discount Notes.  The Office of Finance and the 12 FHLBs are collectively known as the “FHLB System.”  Our funding operations depend on debt issued by the Office of Finance, and the issuance of our debt is impacted by events in the capital markets.  The ongoing credit market crisis that began in mid-2007 has had a significant impact on the FHLBs, including our access to funding markets, funding costs, investor and dealer sponsorship, and the profile of our outstanding debt.

The par amount of our COs was $42.7 billion at March 31, 2010, an increase of $0.6 billion or 1.5%, compared to $42.0 billion at December 31, 2009.  The outstanding balance of CO Bonds, at par, was 73.0% of total COs, compared to 85.1% at December 31, 2009.  CO Bonds as a percentage of total COs fell as Discount Notes were used to fund Federal Funds Sold, floating-rate securities in our HTM portfolio, and a portion of our swapped Advances.  During the first quarter of 2010, the agency debt markets continued to function relatively well.  However, by the end of this quarter, our swapped funding levels had deteriorated due to several factors:

•	The Federal Reserve Bank of New York’s purchases of our COs, along with debt issued by Fannie Mae and Freddie Mac, ended during the first quarter of 2010;

•
Fannie Mae and Freddie Mac announced plans to purchase mortgage loans that are 120 days or more delinquent out of mortgage pools. The initial purchases are scheduled to occur through May 2010, with additional delinquency purchases as needed thereafter. As Fannie Mae and Freddie Mac may need to raise additional funds for these loan purchases, funding costs in the short end of the agency debt market may continue to be affected;

•	Weighted-average CO Bond funding costs deteriorated significantly and swapped funding levels were driven lower by various factors, including the recent compression of the interest-rate swap curve; and

•	Redemptions of CO Bonds outstanding increased.

On February 1, 2010, several lending programs administered by the Federal Reserve Bank of New York reached their scheduled expiration dates.  These programs included the Commercial Paper Funding Facility, the Primary Dealer Credit Facility, and the Term Securities Lending Facility. The expiration of these programs does not appear to have had a major effect on the agency debt markets.

On March 4, 2010, the SEC published in the Federal Register its final rule on money market fund reform which stipulated amendments to SEC Rule 2a-7. The rule became effective on May 5, 2010, with certain aspects of the rule phased in over the remainder of 2010. In its final rule, the SEC included FHLB Discount Notes with remaining maturities of 60 days or less in its definition of weekly liquid assets, which should help maintain investor demand for shorter-term FHLB Discount Notes. However, this new rule combined with shrinking yields in the money market sector has driven investors to seek riskier investment categories that offer a higher rate of return. Taxable money market fund assets declined $276 billion during the first quarter of 2010. As a subset of those assets, taxable money market fund investments allocated to the “U.S. Other Agency” category have also declined, dropping an additional $68 billion since year-end 2009.

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

Periods of economic growth have led to significant use of wholesale funds by our members, because businesses typically fund expansion by borrowing and/or reducing deposit balances.  Conversely, slow economic growth has tended to decrease our members’ wholesale borrowing activity.  Advances declined during the first quarter of 2010 due to decreased demand related to various economic factors such as growth in our members’ deposits and reduced loan demand.  Purchases of mortgage loans by the MPP have also decreased.  Member demand for Advances and the MPP is also influenced by the steepness of the yield curve, as well as the availability and cost of other sources of wholesale or government funding.

Results of Operations for the Three Months Ended March 31, 2010, and 2009

The following table presents the comparative highlights of our results of operations ($ amounts in millions):

	For the Three Months Ended March 31,
			$	%
Comparative Highlights	2010	2009	change	change

Net Interest Income	$62	$61	$1	0.3%
Other Income (Loss)	(7)	(19)	12	(66.9)%
Other Expenses	11	12	(1)	(10.3)%
Income Before Assessments	44	30	14	47.1%
AHP	4	3	1	39.2%
REFCORP	8	5	3	47.9%
Total Assessments	12	8	4	44.9%
Net Income	$32	$22	$10	47.9%

The increase in Net Income for the three months ended March 31, 2010, compared to the same period in 2009, was primarily due to an increase in Other Income (Loss) resulting from lower net OTTI losses, partially offset by an increase in Total Assessments, which is directly attributable to the higher level of Income Before Assessments.  Net Interest Income for the quarter increased slightly, as higher spreads were offset by a decrease in average interest-earning assets.

On April 29, 2010, we announced a cash dividend on our Class B-1 Stock of 2.00% (annualized) and Class B-2 Stock of 1.60% (annualized) based on our results for the first quarter of 2010.

Financial Condition

Total Assets were $47.1 billion as of March 31, 2010, compared to $46.6 billion as of December 31, 2009.  This $0.5 billion increase was primarily due to increases of $1.0 billion in cash and short-term investments and $0.5 billion in HTM, partially offset by a net decrease of $0.9 billion in Advances and a decrease of $0.3 billion in MPP.

The overall balance of our Consolidated Obligations, which typically fluctuates in relation to our Total Assets, equaled $42.8 billion at March 31, 2010, compared to $42.2 billion at December 31, 2009, an increase of $0.6 billion.

Summary of Selected Financial Data

The following table presents a summary of certain financial information as of and for the periods indicated ($ amounts in millions):

	Financial Highlights
	As of and for the Three Months Ended
	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Statement of Condition:
Investments (1)	$16,825	$14,994	$16,381	$17,219	$19,470
Advances	21,582	22,443	24,432	25,987	27,899
Mortgage Loans Held for Portfolio	6,990	7,272	7,508	7,885	8,436
Total Assets	47,072	46,599	48,553	51,276	56,009
Discount Notes	11,537	6,250	10,687	14,557	20,633
CO Bonds	31,267	35,908	33,280	31,960	30,293
Total Consolidated Obligations, net	42,804	42,158	43,967	46,517	50,926
MRCS	751	756	602	556	538
Capital Stock, Class B Putable	1,732	1,726	1,875	1,908	1,897
Retained Earnings	373	349	334	328	286
AOCI	(344)	(329)	(210)	(165)	(200)
Total Capital	1,761	1,746	1,999	2,071	1,983

Statement of Income:
Net Interest Income	62	65	66	80	61
Net OTTI Losses	(6)	(15)	(24)	(2)	(19)
Other Income (Loss), excluding Net OTTI Losses	(1)	(1)	(1)	4	-
Other Expenses	11	17	11	9	12
Total Assessments	12	9	8	20	8
Net Income	32	23	22	53	22

Selected Financial Ratios:
Return on average equity (2)	7.42%	5.11%	4.09%	10.42%	4.18%
Return on average assets	0.28%	0.20%	0.17%	0.39%	0.15%
Dividend payout ratio (3)	26.92%	39.08%	71.61%	19.59%	85.42%
Net interest margin (4)	0.53%	0.55%	0.52%	0.60%	0.44%
Total Capital ratio (at period end) (5)	3.74%	3.75%	4.12%	4.04%	3.54%
Total Regulatory capital ratio (at period end) (6)	6.07%	6.07%	5.79%	5.45%	4.86%
Average Equity to Average Assets	3.74%	3.90%	4.18%	3.78%	3.67%
Weighted average dividend rate, Class B stock (7)	2.00%	1.96%	3.25%	2.23%	3.85%

Par amount of outstanding Consolidated Obligations for all 12 FHLBs	$870,928	$930,617	$973,579	$1,055,863	$1,135,379

(1)	Investments consist of HTM, AFS, Interest-Bearing Deposits, and Federal Funds Sold.

(2)	Return on average equity is Net Income expressed as a percentage of average total capital.

(3)	The dividend payout ratio is calculated by dividing dividends paid in cash during the period by Net Income for the period.

(4)	Net interest margin is Net Interest Income expressed as a percentage of average earning assets.

(5)	Total Capital ratio is Capital Stock plus Retained Earnings and AOCI as a percentage of period-end Total Assets.

(6)	Total Regulatory capital ratio is Capital Stock plus Retained Earnings and MRCS as a percentage of period end Total Assets.

(7)	Weighted average dividend rates are dividends paid in cash divided by the average of Capital Stock eligible for dividends.

Results of Operations for the Three Months Ended March 31, 2010, and 2009

Net Income

Net Income was $32.3 million for the three months ended March 31, 2010, an increase of $10.5 million or 47.9%, compared to $21.8 million for the three months ended March 31, 2009. The following factors contributed to this increase in Net Income:

•
Other Income (Loss) increased by $12.8 million primarily due to the lower credit loss portion of the OTTI write-down of certain private-label RMBS, which equaled $6.1 million for the quarter ended March 31, 2010, compared to $18.6 million for the same period in 2009, as discussed in more detail in “Other Income” herein; and

•	Net Interest Income increased by $0.1 million. The factors impacting Net Interest Income are addressed separately below under “Net Interest Income.”

The increases in Other Income (Loss) and Net Interest Income were partially offset by an increase in Total Assessments of $3.7 million, which is directly attributable to the higher level of Income Before Assessments.

Net Interest Income

Net Interest Income is our primary source of earnings.  We generate Net Interest Income from two components: (i) the net interest rate spread, and (ii) funding interest-earning assets with interest-free capital. The sum of these two components, when expressed as a percentage of the average balance of interest-earning assets, equals the net interest margin.  The portion of our Net Interest Income that results from earnings on assets funded by interest-free capital may be higher than other types of financial institutions, such as commercial banks, because our net interest rate spread is relatively low compared to other types of financial institutions.

Items that increased the Net Interest Income for the three months ended March 31, 2010, compared to the same period in 2009, included:

•
wider spreads on the interest-earning assets in our MBS and MPP portfolios, primarily due to the replacement of higher-costing debt supporting mortgage loans held for portfolio with lower-costing debt reflecting the current low interest rate environment; and

•	an increase in prepayment fee income.

These increases were partially offset by:

•	lower average balances of interest-earning assets;

•	a lower average yield on interest-bearing assets funded by interest-free capital; and

•	lower spreads on Advances and short-term investments.

The following table presents average balances, income, and yields of major earning asset categories and the sources funding those earning assets ($ amounts in millions).

	For the Three Months Ended March 31,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Assets:
Federal Funds Sold	$7,550	$2	0.14%	$10,373	$11	0.41%
AFS (1)(2)	1,672	2	0.39%	1,681	8	1.90%
HTM (3)	8,169	63	3.15%	6,722	77	4.63%
Advances (1)	22,040	51	0.94%	29,566	151	2.08%
Mortgage Loans Held for Portfolio	7,141	91	5.15%	8,675	113	5.30%
Other Assets (interest earning) (4)	549	1	0.42%	234	-	0.18%
Total interest-earning assets	47,121	210	1.81%	57,251	360	2.55%
Other Assets (non-interest earning)	426			462
Fair value adjustment on HTM (3)	(319)			(1)

Total Assets	$47,228			$57,712

Liabilities and Capital:
Interest-Bearing Deposits	$914	-	0.03%	$1,051	1	0.13%
Discount Notes	8,058	2	0.12%	22,101	56	1.03%
CO Bonds (1)	34,350	142	1.68%	30,168	238	3.20%
MRCS	755	4	1.92%	539	4	2.96%
Total interest-bearing liabilities	44,077	148	1.36%	53,859	299	2.25%
Other Liabilities	1,385			1,734
Total Capital	1,766			2,119
Total Liabilities and Capital	$47,228			$57,712

Net Interest Income and net spread on interest-earning assets less interest-bearing liabilities		$62	0.45%		$61	0.30%

Net interest margin	0.53%			0.44%

Average interest-earning assets to interest-bearing liabilities	1.07			1.06

(1)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements to the extent such agreements qualify as fair value hedges.

(2)	The average balances of AFS are reflected at amortized cost; therefore, the resulting yields do not reflect changes in fair value.

(3)	Average balances of HTM are reflected at amortized cost; therefore, the resulting yields do not reflect changes in fair value, if applicable.

(4)	Includes Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, Loans to Other FHLBs, and Rabbi Trust assets.

The following table summarizes changes in Interest Income and Interest Expense between the three months ended March 31, 2010, and 2009 ($ amounts in millions):

	For the Three Months Ended March 31,
	2010 over 2009
	Volume	Rate	Total

Increase (decrease) in Interest Income:
Advances	$(32)	$(68)	$(100)
Interest-Bearing Deposits	-	-	-
Federal Funds Sold	(2)	(6)	(8)
AFS	-	(6)	(6)
HTM	15	(28)	(13)
Mortgage Loans Held for Portfolio	(20)	(3)	(23)
Other Interest Income	-	-	-
Total	(39)	(111)	(150)

Increase (decrease) in Interest Expense:
Deposits	-	(1)	(1)
CO Bonds	29	(125)	(96)
Discount Notes	(23)	(31)	(54)
MRCS	2	(2)	-
Other Interest Expense	-	-	-
Total	8	(159)	(151)

Increase (decrease) in Net Interest Income	$(47)	$48	$1

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

Other Income

The following table presents a breakdown of Other Income (Loss) for the three months ended March 31, 2010, and 2009 ($ amounts in millions):

	For the Three Months
	Ended March 31,
	2010	2009

Total OTTI Losses	$(14)	$(147)
Portion of Impairment Losses Recognized in Other Comprehensive
Income, net	8	128

Net OTTI Credit Losses	(6)	(19)
Net Gains (Losses) on Derivatives and Hedging Activities	(1)	(1)
Service Fees	-	1
Standby Letters of Credit Fees	-	-
Other, net	-	-
Total Other Income (Loss)	$(7)	$(19)

The favorable change in Other Income (Loss) for the three months ended March 31, 2010, compared to the same period in 2009, was primarily due to the lower credit loss portion of the OTTI charge on certain private-label RMBS.

Results of OTTI Evaluation Process. Based on our evaluations, we recognized OTTI losses for 13 securities for the three months ended March 31, 2010, compared to four securities for the same period in 2009.  These securities had an aggregate amount of unpaid principal balance in HTM private-label RMBS of $747.9 million and $323.5 million, respectively.  We do not intend to sell these securities, and it is not more likely than not (i.e., not likely) that we will be required to sell these securities before our anticipated recovery of each security’s remaining amortized cost.  However, we determined that we would not recover the entire amortized cost of these securities.  Therefore, we recognized net OTTI charges as shown in the table below.

For the three months ended March 31, 2010, we accreted $13.8 million of previous non-credit impairment from AOCI to the carrying value of HTM.  No such accretion was required for the three months ended March 31, 2009, as that was the first period in which we recognized an OTTI charge.  See “Risk Management-Credit Risk Management-Investments-OTTI Evaluation Process” for more information on our OTTI Evaluation Process.

We recorded OTTI charges as follows ($ amounts in millions):

		Impairment
	Impairment	Related to
	Related to	All Other	Total
For the Three Months Ended March 31, 2010	Credit Loss	Factors	Impairment

Impairment on securities for which OTTI was not
previously recognized	$-	$14	$14
Additional impairment on securities for which
OTTI charge was previously recognized	6	(6)	-
Accretion of impairment related to all other factors	-	(13)	(13)
Totals	$6	$(5)	$1

Impairment
	Impairment	Related to
	Related to	All Other	Total
For the Three Months Ended March 31, 2009	Credit Loss	Factors	Impairment

Impairment on securities for which OTTI was not
previously recognized	$19	$128	$147
Additional impairment on securities for which
OTTI charge was previously recognized	-	-	-
Accretion of impairment related to all other factors	-	-	-
Totals	$19	$128	$147

AHP and REFCORP Assessments

AHP and REFCORP contributions are statutorily required and are calculated simultaneously because of their interdependence on each other.

AHP.  The FHLBs are required to set aside annually, in the aggregate, the greater of $100 million or 10% of their net earnings before Interest Expense on MRCS and after the REFCORP assessments, to fund the AHP.  Each FHLB’s required annual AHP contribution is limited to its annual net earnings.  Our AHP expense for the three months ended March 31, 2010, was $4.0 million compared to $2.9 million for the same period in 2009.

REFCORP.  Each FHLB is required to pay to REFCORP 20% of net earnings after operating expenses and AHP expense.  Our REFCORP expense for the three months ended March 31, 2010, was $8.1 million compared to $5.5 million for the same period in 2009.

The increases in both AHP and REFCORP are directly attributable to the increase in Income Before Assessments.

Business Segments

We manage our business by grouping the income and expenses from our products and services within two business segments: Traditional, which includes credit services (such as Advances, letters of credit, and lines of credit), investments (including Federal Funds Sold, AFS, and HTM) and deposits; and MPP, which consists of mortgage loans purchased from our members.

The following tables set forth our financial performance by operating segment ($ amounts in millions):

	For the Three Months
	Ended March 31,
Traditional Segment	2010	2009

Net Interest Income	$39	$37
Other Income (Loss)	(6)	(18)
Other Expenses	10	11
Income Before Assessments	23	8
AHP	2	1
REFCORP	4	1
Total Assessments	6	2
Net Income	$17	$6

The increase in Net Income for the Traditional segment for the three months ended March 31, 2010, compared to the same period in 2009, was primarily due to the following factors:

•
an increase in Other Income (Loss) substantially due to the lower credit loss portion of the OTTI write-down of certain private-label RMBS that is described in more detail in “Results of Operations for the Three Months Ended March 31, 2010, and 2009–Other Income–Results of OTTI Evaluation Process” herein; and

•	an increase in Net Interest Income primarily resulting from a higher average balance of HTM securities and wider spreads on our HTM.

These increases were partially offset by higher Total Assessments which are directly attributable to the higher level of Income Before Assessments.

	For the Three Months
	Ended March 31,
MPP Segment	2010	2009

Net Interest Income	$23	$24
Other Income (Loss)	(1)	(1)
Other Expenses	1	1
Income Before Assessments	21	22
AHP	2	2
REFCORP	4	4
Total Assessments	6	6
Net Income	$15	$16

The decrease in Net Interest Income for the MPP segment for the three months ended March 31, 2010, compared to the same period in 2009, was primarily due to the lower average balance of MPP loans, partially offset by wider spreads.

Analysis of Financial Condition

Advances

Advances decreased by $0.9 billion or 3.8% during the first three months of 2010, to $21.6 billion, compared to $22.4 billion at December 31, 2009. This decrease was primarily caused by decreased demand for Advances from many of our members.  In general, Advances fluctuate in accordance with our members’ funding needs related to their deposit levels, mortgage pipelines, investment opportunities, other balance sheet strategies, and the cost of alternative funding opportunities.

A breakdown of Advances, at par value, by primary product line is provided below ($ amounts in millions):

	March 31, 2010		December 31, 2009
		% of		% of
	Amount	Total	Amount	Total

Fixed-rate bullet	$9,760	46.9%	$10,149	46.8%
Putable	4,983	23.9%	5,241	24.1%
Adjustable-rate	3,242	15.6%	3,205	14.8%
Fixed-rate amortizing	2,414	11.6%	2,545	11.7%
Variable-rate	379	1.8%	530	2.4%
Callable	40	0.2%	40	0.2%
Total Advances, par value	$20,818	100.0%	$21,710	100.0%

Cash and Investments

The following table provides balances, at carrying value, for our cash and investments ($ amounts in millions):

	March 31, 2010		December 31, 2009
		Percent of		Percent of
	Amount	Total	Amount	Total
Cash and short-term investments:
Cash	$1,412	7.7%	$1,722	10.3%
Interest-Bearing Deposits	-	0.0%	-	0.0%
Federal Funds Sold	6,883	37.8%	5,532	33.1%
Total cash and short-term investments	8,295	45.5%	7,254	43.4%

AFS	1,764	9.7%	1,761	10.5%
HTM:
GSE debentures	126	0.7%	126	0.8%
State or local housing finance agency obligations	-	-	-	0.0%
CDs	411	2.3%	-	-
TLGP	2,067	11.3%	2,067	12.4%
Other U.S. Obligations - guaranteed RMBS	1,403	7.7%	865	5.2%
GSE RMBS	1,975	10.8%	2,137	12.8%
Private-label MBS	2,172	11.9%	2,481	14.8%
Private-label ABS	24	0.1%	25	0.1%
Total HTM	8,178	44.8%	7,701	46.1%
Total cash and investments, carrying value	$18,237	100.0%	$16,716	100.0%
Cash and Short-Term Investments

As of March 31, 2010, cash and short-term investments totaled $8.3 billion, an increase of $1.0 billion compared to December 31, 2009.  This increase was primarily due to an increase of $1.4 billion in Federal Funds Sold to profitably utilize capital, partially offset by a decrease of $0.3 billion in Cash and Due from Banks.

Held-to-Maturity Securities

HTM increased at March 31, 2010, compared to December 31, 2009, primarily due to purchases of agency MBS.  This increase was partially offset by mortgage paydowns.

The Finance Agency’s regulations provide that the total book value of our investments in MBS and ABS on the day we purchase the securities must not exceed 300% of our total regulatory capital, consisting of Retained Earnings, Class B Capital Stock, and MRCS, as of the previous month end.  Our investments in MBS and ABS, as a percentage of total regulatory capital, were 195.2% at March 31, 2010, and 194.6% at December 31, 2009.  Generally, our goal is to maintain our investments in MBS and ABS near the 300% limit.  However, our investments in MBS and ABS as a percentage of total regulatory capital were less than 300% at March 31, 2010, and December 31, 2009, because of the lack of favorable opportunities for the purchase of MBS and ABS.

On March 24, 2008, the Finance Agency passed a resolution temporarily granting the FHLBs the ability to purchase additional MBS and ABS, not to exceed 600% of total regulatory capital in aggregate, in order to increase liquidity in the MBS markets.  We did not utilize this temporary authority prior to its expiration on March 31, 2010.

We performed an OTTI analysis and determined that we had private-label RMBS that were OTTI at March 31, 2010.  See “Investments–OTTI Evaluation Process” in the Risk Management section herein for more information on our OTTI analysis process.  The general deterioration in the market for Private-label MBS and ABS resulted in gross unrealized losses in our HTM portfolio of $305.1 million at March 31, 2010, and $402.6 million at December 31, 2009.  See Note 4 in our Notes to Financial Statements for detailed information about the unrealized losses.

Mortgage Loans Held for Portfolio

We purchase mortgage loans from our members through our MPP.  At March 31, 2010, we held $7.0 billion in mortgage loans purchased from our members, compared to $7.3 billion at December 31, 2009.  A significant portion of our outstanding MPP loans was purchased from previous sellers that are no longer members. The decrease was primarily due to the prepayment of outstanding mortgage loans. Some other factors that impact the volume of mortgage loans purchased through the MPP include the general level of housing activity in the U.S., the level of refinancing activity, and consumer product preferences. See “Item 1A. Risk Factors” in our 2009 Form 10-K for more information.

See “Risk Management–Credit Risk Management–MPP” herein for more information on our SMI providers.

Deposits (Liabilities)

Total Deposits were $0.5 billion at March 31, 2010, compared to $0.8 billion at December 31, 2009.  These deposits represent a relatively small portion of our funding, and they vary depending upon market factors, such as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.

Consolidated Obligations

At March 31, 2010, the carrying values of our Discount Notes and CO Bonds totaled $11.5 billion and $31.3 billion, respectively, compared to $6.3 billion and $35.9 billion, respectively, at December 31, 2009.  The overall balance of our COs fluctuates in relation to our Total Assets.  See “Executive Summary – Financial Trends in the Capital Markets” herein for more information on the issuance of COs.

Derivatives

As of March 31, 2010, and December 31, 2009, we had Derivative Assets, net of collateral held or paid including accrued interest, with market values of $5.9 million and $1.7 million, respectively, and Derivative Liabilities, net of collateral held or paid including accrued interest, with market values of $764.4 million and $712.7 million, respectively.  These amounts reflect the impact of interest rate changes.  We record all derivative financial instruments on the Statements of Condition at their fair value with changes in the fair value of all derivatives, excluding collateral, recorded through earnings.

Capital

Total Capital was $1.761 billion at March 31, 2010, compared to $1.746 billion at December 31, 2009.  This increase was due to a net increase of $23.6 million in Retained Earnings and an increase of $6.4 million in Capital Stock, Class B-1 Putable, partially offset by a decrease of $15.0 million in AOCI, i.e., an increase in Accumulated Other Comprehensive Losses.

Capital Stock, Class B-1 Putable. Capital Stock, Class B-1 Putable increased by $6.4 million at March 31, 2010, compared to December 31, 2009, due to proceeds of $4.2 million from the sale of capital stock and the transfer of $2.2 million from MRCS to Capital Stock, Class B-1 Putable.

Retained Earnings.  Retained Earnings increased by $23.6 million at March 31, 2010, compared to December 31, 2009.  The increase was due to Net Income of $32.3 million, partially offset by dividends paid of $8.7 million.

Accumulated Other Comprehensive Income (Loss). AOCI decreased by $15.0 million at March 31, 2010, compared to December 31, 2009.  The decrease was primarily due to the $20.6 million decrease in fair value of our AFS, partially offset by the $5.4 million decrease in the net non-credit portion of OTTI losses on our HTM.

Liquidity and Capital Resources

Our cash and short-term investments portfolio, which included Federal Funds Sold and Interest-Bearing Deposits, totaled $8.3 billion at March 31, 2010, compared to $7.3 billion at December 31, 2009.  The maturities of the short-term investments provide cash flows to support our ongoing liquidity needs.

Changes in Cash Flow.  Net cash provided by operating activities was $55.4 million for the period ended March 31, 2010, compared to net cash provided by operating activities of $29.0 million for the period ended March 31, 2009.  The increase of $26.4 million resulted primarily from increases in interest payables on COs and our payable to REFCORP.

Capital Resources

Total Regulatory Capital.  Our total regulatory capital consists of Retained Earnings and total regulatory capital stock which includes Class B Capital Stock and MRCS.  MRCS is classified as a liability on our Statements of Condition.  See “Capital Adequacy” below for more information.

Mandatorily Redeemable Capital Stock.  At March 31, 2010, we had $750.7 million in capital stock subject to mandatory redemption, compared to $755.7 million at December 31, 2009.  The decrease in MRCS was due to the redemption of $2.8 million of MRCS at the end of its five-year redemption period and $2.2 million of MRCS that was reclassified to Capital Stock when the stockholder became a member of our Bank.  See Note 11 in our Notes to Financial Statements for additional information on the redemption requests for member capital stock.

Capital Adequacy.  We are required by Finance Agency regulations to maintain sufficient permanent capital (defined as Class B Stock, MRCS, and Retained Earnings) to meet the combined credit risk, market risk and operational risk components of the risk-based capital requirement. The Finance Agency may mandate us to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined.  The following tables present permanent capital and risk-based capital requirement amounts ($ amounts in millions):

	March 31,	December 31,
Permanent Capital	2010	2009

MRCS	$751	$756
Capital Stock	1,732	1,726
Retained Earnings	373	349
Total Permanent Capital	$2,856	$2,831

	March 31,	December 31,
Risk-Based Capital Requirement	2010	2009

Credit risk capital component	$445	$401
Market risk capital component	262	283
Operations risk capital component	212	205
Total Risk-based Capital Requirement	$919	$889

The increase in the risk-based capital requirement from December 31, 2009, to March 31, 2010, was due to increases in the credit risk and operations risk capital components, partially offset by a decrease in the market risk capital component.  The credit risk capital component increased primarily as a result of credit downgrades on many of our MBS.  The market risk capital component decreased due to an increase in the market value of total regulatory capital.  The operations risk capital component equals 30% of the credit risk and market risk capital components.

In addition, the Gramm-Leach-Bliley Act of 1999 and Finance Agency regulations require us to maintain at all times a regulatory capital ratio of at least 4.00% and a leverage ratio of at least 5.00%.  At March 31, 2010, our regulatory capital ratio was 6.07%, and our leverage ratio was 9.10%.

Excess Stock.  Excess stock is capital stock held by our members that is not required as a condition of membership or to support services to members or former members.  As of March 31, 2010, $1.2 billion or 50% of our total regulatory capital stock balance was comprised of excess stock, compared to $1.2 billion or 49% at December 31, 2009.  In general, the level of excess stock fluctuates with our members’ demand for Advances.  The following table presents the composition of our excess stock ($ amounts in millions):

	March 31,	December 31,
	2010	2009

Member capital stock not subject to redemption requests	$508	$465
Member capital stock subject to redemption requests	131	131
MRCS subject to redemption(1)	603	608
Total excess capital stock	$1,242	$1,204

(1)	This amount does not include MRCS that is still supporting outstanding credit products.

Capital Distributions.  Finance Agency regulations prohibit an FHLB from issuing new excess stock if the amount of excess stock outstanding exceeds 1.0% of the Bank’s Total Assets.  At March 31, 2010, our outstanding excess stock of $1.2 billion was equal to 2.6% of our Total Assets.  Therefore, we are currently not permitted to distribute stock dividends.

Cash dividends on Class B Capital Stock were paid at an annualized rate of 2.00% during the first quarter of 2010 and 3.85% during the first quarter of 2009 based on our earnings for the fourth quarters of 2009 and 2008, respectively.  Future dividends will continue to be determined based on income earned each quarter, our Retained Earnings Policy, and capital management considerations.

On April 29, 2010, our board of directors declared a cash dividend on our Capital Stock–Class B-1 Putable of 2.00% (annualized) based on our results for the first quarter of 2010.  On May 13, 2009, our board of directors declared a cash dividend on our Capital Stock–Class B-1 Putable of 2.25% (annualized), based on our results for the first quarter of 2009.

Off-Balance Sheet Arrangements

See Note 14 in our Notes to Financial Statements for information on our off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities (if applicable), and the reported amounts of income and expenses during the reported period.  We believe the application of our accounting policies on a consistent basis enables us to provide financial statement users with useful, reliable and timely information about our results of operations, financial position and cash flows.  We review these estimates and assumptions based on historical experience, changes in business conditions and other relevant factors we believe to be reasonable under the circumstances.  Changes in estimates and assumptions have the potential to significantly affect our financial position and results of operations.  In any given reporting period, our actual results may differ from the estimates and assumptions used in preparing our financial statements.

We have identified five accounting policies that we believe are critical because they require management to make subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions.  These policies are:

•	Accounting for Derivatives and Hedging Activities;

•	Accounting for Premiums and Discounts and Other Costs Associated with Originating or Acquiring Mortgage Loans, MBS and ABS;

•	Provision for Credit Losses;

•	Fair Value Estimates; and

•	OTTI Analysis.

A discussion of these critical accounting policies and estimates can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section under the caption “Critical Accounting Policies and Estimates” of our 2009 Form 10-K.  See below for additional information regarding certain of these policies.

Accounting for Premiums and Discounts and Other Costs Associated with Originating or Acquiring Mortgage Loans, MBS, and ABS

The estimated prepayment projections may have a material impact on the calculation of the amortization of certain premiums and discounts.  The periodic retrospective adjustments, especially in an uncertain interest rate market, can be the source of considerable income volatility in the MPP and MBS/ABS portfolios.

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

The following table shows the impact to income for the three months ended March 31, 2010, for both MPP and MBS/ABS assuming a 25% and 50% increase in prepayment speeds and a 25% and 50% decrease in prepayment speeds ($ amounts in millions).

	25%	50%	25%	50%
	Increase	Increase	Decrease	Decrease

MPP	$(2)	$(4)	$3	$6
MBS/ABS	1	2	(2)	(4)

Provision for Credit Losses

Advances.  At March 31, 2010, based on the collateral held as security for Advances, management’s credit analyses and prior repayment history, no allowance for losses on Advances is deemed necessary by management.

Mortgage Loans Acquired under MPP.  During the first quarter of 2010, we had losses of $39 thousand on the MPP portfolio, which were partially offset by $6 thousand of gains.  It is possible that we could experience additional losses in the future.  Based on our analysis, using an estimated liquidation value at March 31, 2010, of 55% of the original appraised value, further reduced by estimated liquidation costs, and after consideration of LRA, SMI, and other credit enhancements, we recorded no allowance for credit losses on real estate mortgage loans at March 31, 2010.  We have also performed our loan loss reserve analysis under multiple scenarios whereby we changed various assumptions and have concluded that a worsening of those assumptions would not change our conclusion that an allowance for credit losses is not necessary at March 31, 2010.

Other-Than-Temporary Impairment Analysis

In addition to evaluating our Private-label MBS and ABS under a base case (or best estimate) scenario, we also performed a cash-flow analysis for each of these securities under a more adverse housing price scenario.

The more adverse scenario was based on a housing price forecast that was 5 percentage points lower at the trough than the base case scenario, followed by a flatter recovery path.  Under the more adverse scenario, current-to-trough home price declines were projected to range from 5% to 17% over the 6 to 12 month period beginning January 1, 2010.  Thereafter, home prices were projected to increase 0% in the first year, 1% in the second year, 2% in each of the third and fourth years and 3% in each subsequent year.

The following table shows the base case scenario and what the impact on OTTI would have been under the more adverse housing price scenario ($ amounts in millions):

				Number
				of
			Impairment	Securities		Estimated
			Related to	Impaired		Credit Loss
	Number		Credit Loss	Using		Using
	of	Unpaid	Included in	Adverse	Unpaid	Adverse
For the Quarter Ended	Securities	Principal	Statement	HPI (1)	Principal	HPI (1)
March 31, 2010	Impaired	Balance	of Income	Scenario	Balance	Scenario

Prime	12	$703	$6	22	$1,407	$36
Alt-A	1	45	-	2	67	2
Total	13	$748	$6	24	$1,474	$38

(1)	Home Price Index.

Additional information about OTTI charges associated with our Private-label MBS and ABS is provided in “Risk Management–Credit Risk Management–Investments” herein, and in Note 5 in our Notes to Financial Statements.

Recent Accounting and Regulatory Developments

Accounting Developments

See Note 2 in our Notes to Financial Statements for a description of how recent accounting developments may impact our results of operations or financial condition.

Legislative and Regulatory Developments

Housing and Economic Recovery Act

FHLB Directors’ Eligibility, Elections, Compensation and Expenses. On April 5, 2010, the Finance Agency published its adoption of a final rule that implements two separate proposed rules relating to FHLB director eligibility and elections (published December 1, 2009) and director compensation and expenses (published October 23, 2009), respectively.

With regard to director eligibility and elections, the Bank Act (as amended by the Housing and Economic Recovery Act) requires that member directorships be allocated among the states of each FHLB district in proportion to the amount of FHLB stock owned by the members located in each state, and requires the Director of the Finance Agency (“Director”) to conduct an annual “designation of directorships” to allocate each member directorship to a particular state.  If the amount of FHLB stock owned by members in one state changes relative to the amount of FHLB stock owned by members in another state from one year to the next, the Director may re-allocate some member directorships to another state, even if their terms have not expired.  In the event of a redesignation of a member directorship from one state to another, the directorship in the previous state would terminate, and a new directorship would begin in the successor state, which would be filled by a vote of the members in that state and would have a term equal in length to the remaining term of the terminated directorship, in order to maintain the staggering of director terms.  The final rule clarifies that a newly created directorship with a term of less than four years as a result of a redesignation would not be a “full term” for purposes of implementing the term-limit provision of the Bank Act.

With respect to director compensation and expenses, the final rule specifies that each FHLB may pay its directors reasonable compensation for the time required of them, and their necessary expenses, in the performance of their duties, as determined by a compensation policy to be adopted annually by the FHLB’s board of directors.  Payments under the compensation policy may be based on any factors that the board of directors determines reasonably to be appropriate, subject to the requirements of the final rule.  The compensation policy is required to address the activities or functions for which director attendance or participation is necessary and which may be compensated, and shall explain and justify the methodology used to determine the amount of director compensation.  The compensation paid by an FHLB to a director is required to reflect the amount of time the director spent on official FHLB business, subject to reduction as necessary to reflect lesser attendance or performance at board or committee meetings during a given year.  Pursuant to the final rule, the Director could determine that the compensation and/or expenses to be paid to the directors are not reasonable.  In such case, the Director could order the FHLB to refrain from making any further payments; provided, however, that such order would only be applied prospectively and would not affect any compensation earned but unpaid or expenses incurred but not yet reimbursed prior to the date of the Director’s determination and order.  To assist the Director in reviewing the compensation and expenses of FHLB directors, each FHLB is required to submit to the Director by specified deadlines: (i) the amount of compensation and expenses paid to or for the benefit of each director for the immediately preceding calendar year, (ii) the compensation anticipated to be paid to its directors for the following calendar year, (iii) directors’ meeting attendance data for the immediately preceding calendar year, and (iv) the FHLB’s written compensation policy, along with all studies or other supporting materials upon which the board of directors relied in determining the level of compensation and expenses to pay to its directors.

We have reviewed our director compensation and travel reimbursement policy in light of the final rule, and have established procedures to facilitate our compliance with the reporting requirements of the final rule.  For additional information concerning our directors’ compensation, please refer to “Item 10.  Directors, Executive Officers and Corporate Governance” of our 2009 Form 10-K.

Other Regulatory Developments

Nontraditional and Subprime Residential Mortgage Loans.  On July 1, 2008, the Finance Board, a predecessor regulator to the Finance Agency, issued Advisory Bulletin 2008-AB-02: “Application of Guidance on Nontraditional and Subprime Residential Mortgage Loans to Specific FHLBank Assets” (“AB 2008-02”), which supplements an earlier Finance Board directive (Advisory Bulletin 2007-AB-01: “Nontraditional and Subprime Residential Mortgage Loans") by providing written guidance regarding mortgages purchased under the FHLB’s Acquired Member Assets (“AMA”) programs, investments in private-label (non-agency) MBS and collateral securing Advances. AB 2008-02 relies in part on the standards imposed by the Federal banking agencies in the Interagency Guidance on Nontraditional Mortgage Product Risks dated October 4, 2006, and the Statement on Subprime Mortgage Lending dated July 10, 2007 (collectively, the “Interagency Guidance”). Effective upon issuance, AB 2008-02 requires the following: (i) mortgage loan commitments entered into by the FHLBs under the AMA programs must comply with all aspects of the Interagency Guidance; (ii) purchases of private-label MBS issued after July 10, 2007, by the FHLBs must be limited to securities in which the underlying mortgage loans comply with all aspects of the Interagency Guidance; and (iii) mortgages (and securities representing an interest in mortgage loans) that were originated or acquired by a member after July 10, 2007, may be included in calculating the amount of Advances that can be made to that member only if those mortgages comply with all aspects of the Interagency Guidance; similarly, private-label MBS that were issued after July 10, 2007, may be included in calculating the amount of Advances that can be made to a member only if the underlying mortgages comply with all aspects of the Interagency Guidance.

On April 6, 2010, the Finance Agency issued Advisory Bulletin 2010-AB-01: “Clarification of Advisory Bulletin 2008-AB-02: Application of Guidance on Nontraditional and Subprime Residential Mortgage Loans to Specific FHLBank Assets” (“AB 2010-01”).  AB 2010-01 provides additional guidance concerning certain matters addressed in part in AB 2008-02.  Specifically, AB 2010-01 clarifies that: (i) private-label MBS that were either issued or acquired by an FHLB member institution after July 10, 2007, may be considered eligible collateral in calculating the amount of Advances that can be made to the member only if the underlying mortgages comply with all aspects of the Interagency Guidance; (ii) in order for an FHLB to accept (as eligible collateral for Advances) private-label MBS issued or acquired after July 10, 2007, the member must have enforceable representations and warranties that the underlying mortgages comply with the Interagency Guidance; (iii) eligible collateral which is obtained by an FHLB member from another member through merger or acquisition and which consists of mortgage loans or private-label MBS will generally continue to be eligible collateral for Advances, subject to the FHLB’s consultation with the Finance Agency regarding the specific circumstances of the transaction between the members; and (iv) AB 2008-02 generally applies to re-securitizations of private-label MBS with a federal agency guaranty backed by the full faith and credit of the U.S. government, and an FHLB may seek to accept such MBS as eligible collateral by submitting a new business activity notice to the Finance Agency that describes the MBS structure and guaranty.

We continue to develop policies and procedures to ensure we are in compliance with Finance Agency guidance concerning nontraditional and subprime mortgage loans.  After these policies are fully phased-in, they may ultimately require some members to reduce their borrowings or provide substitute collateral for currently pledged collateral that may not comply with Finance Agency guidance.  We continue to assess what, if any, impact the new guidance will have on our MPP, private-label (non-agency) MBS, and Advances.

Regulatory Waiver of SMI Rating Requirement for MPP Purchases.  Section 955.3(b)(1)(ii)(A) of the Finance Agency’s AMA regulation requires FHLB members that sell loans to FHLBs through an AMA program (such as MPP) to be legally obligated at all times to maintain SMI with an insurer rated not lower than the second highest rating category when SMI is used as a form of credit enhancement in the AMA program. With prolonged deteriorations in the mortgage markets, it remains difficult for us to meet this requirement because no mortgage insurers that currently underwrite SMI are currently rated in the second highest rating category or better by any NRSRO.

On August 6, 2009, the Director granted a temporary waiver of this rating requirement, subject to certain limitations and conditions.  In accordance with this waiver, on April 8, 2010, we submitted to the Finance Agency a written analysis of credit enhancement alternatives that would no longer rely on SMI for our existing pools of loans.  In addition, with respect to new MPP business, on April 6, 2010, we filed a notice of new business activity with the Finance Agency.  This new business activity plan will utilize a supplemental fixed LRA account for additional credit enhancement for new MPP business consistent with Finance Agency regulations, in lieu of utilizing SMI coverage.  We continue to work with the Finance Agency to find a solution to this regulatory issue for both new MPP business and our existing MPP portfolio.  For additional information, please refer to “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Accounting and Regulatory Developments” in our 2009 Form 10-K.

Office of Finance.  On May 3, 2010, the Finance Agency published a final rule regarding the Board of Directors of the Office of Finance.  The final rule generally follows the proposed rule (published August 4, 2009), but with certain modifications.

The final rule specifies that five independent directors, in addition to all of the FHLB presidents, shall serve on the Office of Finance Board of Directors.  Under the final rule, a director, to be considered independent, must not have any material relationship with an FHLB or the Office of Finance (either directly, or as a partner, shareholder, or officer of an organization with a material relationship) as determined under criteria set forth in a policy to be adopted by the Office of Finance Board of Directors.  This “independence” policy should address when a financial interest in, or other relationship with, an FHLB member institution would constitute a material relationship with an FHLB or the Office of Finance.  In addition, this policy must, at a minimum: (i) provide that an independent director may not be (or have been during the previous three years) an officer, director or employee of an FHLB or of a member of an FHLB; (ii) provide that a current officer or employee of the Office of Finance (or a person who served in such capacity during the previous three years) may not serve as an independent director; and (iii) prohibit from serving as an independent director a person who is affiliated with any CO selling or dealer group under contract with the Office of Finance, or who has a financial interest in such group that exceeds the lesser of $250,000 or 0.01% of the group’s market capitalization, or has combined financial interests of more than $1,000,000 in more than one such group.

With respect to the Audit Committee of the Office of Finance Board of Directors, the final rule clarifies that the Audit Committee will be responsible for overseeing the audit function of the Office of Finance and the preparation of (and the accurate and meaningful combination of the information submitted by the FHLBs in) the FHLB System’s combined financial reports.  For additional information, please refer to “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Accounting and Regulatory Developments – Legislative and Regulatory Developments—Other Regulatory Developments–Office of Finance” in our 2009 Form 10-K.

Membership Rules.  On April 28, 2010, Edward J. DeMarco, Acting Director of the Finance Agency, delivered a speech to the 2010 FHLBs Directors Conference entitled “The Benefits of FHLBank Membership.”  Acting Director DeMarco indicated in the speech that the Finance Agency will publish in 2010 an advance notice of proposed rulemaking (“ANPR”) regarding FHLB membership rules.  Mr. DeMarco further indicated that the intent of the ANPR will be to initiate public comment on “the appropriate approach to refresh current membership rules in a way that strengthens ties between membership and the [FHLB] System’s public purposes.”  We cannot determine at this time whether or how this ANPR or any resulting regulatory changes with respect to FHLB membership may affect our financial results or operations.

Finance Agency Proposed Rule Regarding FHLB Investments.  On May 4, 2010, the Finance Agency published a notice of proposed rulemaking regarding FHLB investments.  Among other things, the proposed rule would: (i) move the existing Finance Board investment regulations from 12 C.F.R. Part 956 to 12 C.F.R. Part 1267; and (ii) incorporate the current limitations on the level of an FHLB’s MBS investments that are applicable to an FHLB as a matter of Finance Agency financial management policy and order (including without limitation the provision limiting the level of an FHLB's MBS investments to no more than 300% of an FHLB's capital and the provision limiting an increase in an FHLB’s MBS investments to no more than 50% of its total capital in any calendar quarter).  The proposal also requests comment on whether (i) more restrictive limitations or other modifications relating to an FHLB's MBS investments, including its private-label MBS investments, should be adopted as part of a final regulation, and (ii) with respect to private-label MBS investments, such limitations should be based on an FHLB's level of retained earnings.  Comments on the proposed rule are due on July 6, 2010.

Proposed Legislation

As of the filing of this Quarterly Report on Form 10-Q, legislation is pending before the U.S. Senate concerning several aspects of the financial services industry.  These legislative proposals, which remain under debate by public policy makers, generally address the subject matters of Wall Street and banking reform that are included in a bill which passed the U.S. House of Representatives in late 2009.  The proposed Senate legislation, if passed in its current form, could among other things: (i) impose significant concentration limits (expressed as a percentage of an FHLB’s capital) on the amount of Advances an FHLB could have outstanding to any one member; (ii) impose certain limitations and restrictions on companies engaged in proprietary trading in FHLB COs (while excluding other GSEs’ debt instruments from the scope of the provisions); (iii) require that derivative transactions be conducted through a clearinghouse and traded on a regulated securities exchange; and (iv) modify how deposit insurance rates are calculated for depository institutions, many of which are FHLB members.  Although we cannot predict whether these pending bills, or some form of them, will ultimately be enacted into law, certain proposals, if enacted, could have a negative impact on our lending and funding operations.  For additional information on proposed legislation, please refer to “Recent Accounting and Regulatory Developments–Proposed Legislation” in our 2009 Form 10-K.

Risk Management

We have exposure to a number of risks in pursuing our business objectives.  These risks may be broadly classified as market, credit, liquidity, operations, and business.  Market risk is not discussed in this section because it is discussed in detail in “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”

Active risk management is an integral part of our operations.  Our goal is not to eliminate risk, which is an inherent part of our business activities, but to manage risk by setting appropriate limits and developing internal processes to ensure an appropriate risk profile.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in our 2009 Form 10-K for more detailed information.

Credit Risk Management

Credit risk is the risk that members or other counterparties may be unable to meet their contractual obligations to us, or that the values of those obligations will decline as a result of deterioration in the members’ or other counterparties’ creditworthiness.  Credit risk arises when our funds are extended, committed, invested or otherwise exposed through actual or implied contractual agreements.  We face credit risk on Advances and other credit products, investments, mortgage loans, derivative financial instruments, and AHP grants.  The most important step in the management of credit risk is the initial decision to extend credit.  We also manage credit risk by following established policies, evaluating the creditworthiness of our members and counterparties, and utilizing collateral agreements and settlement netting.  Periodic monitoring of members and other counterparties is performed for all areas where we are exposed to credit risk.

Advances. We manage our exposure to credit risk on Advances through a combination of our secured interest in assets pledged by the borrowing member and ongoing reviews of our borrowers’ financial condition.  Credit risk can be magnified if the lender concentrates its portfolio in a few borrowers.  Because of our limited territory, Indiana and Michigan, and because of continuing consolidation among the financial institutions that comprise the members of the 12 FHLBs, we have only a limited pool of large borrowers.  As of March 31, 2010, our top three borrowers held 34.1% of total Advances outstanding, at par.

Because of this concentration in Advances, we perform frequent credit and collateral reviews on our largest borrowers.  In addition, we analyze the implications to our financial management and profitability if we were to lose the business of one or more of these borrowers.

Investments.  We are also exposed to credit risk through our investment portfolios.  The Risk Management Policy (“RMP”) approved by our board of directors restricts the acquisition of investments to high-quality, short-term money market instruments and highly-rated long-term securities.

Short-Term Investments.  We place funds with large, high-quality financial institutions with investment-grade long-term credit ratings on an unsecured basis for terms of up to 275 days; most such placements typically mature within 90 days.  At March 31, 2010, our unsecured credit exposure, including accrued interest related to investment securities and money-market instruments, was $6.9 billion to 18 counterparties and issuers, of which $5.0 billion was for Federal Funds Sold that mature overnight.  We actively monitor counterparty creditworthiness, ratings, performance, and capital adequacy in an effort to mitigate unsecured credit risk on the short-term investments, with emphasis on the potential impacts from global economic conditions.  Unsecured transactions can only be conducted with counterparties that are domiciled in countries that maintain a long-term sovereign rating from Standard & Poor’s (“S&P”) of AA or higher.

Long-Term Investments.  Our long-term investments primarily include Private-label MBS and ABS, RMBS issued by GSEs and corporate debentures guaranteed by the FDIC and backed by the full faith and credit of the U.S. under the TLGP.  Long-term investments also include corporate debentures issued by GSEs, CDs, and state or local housing finance agency obligations.

The deterioration of the mortgage market has resulted in a higher risk of loss on investments, particularly on our Private-label MBS and ABS.  We are also subject to secured credit risk related to state and local housing finance agency obligations that are directly or indirectly supported by underlying mortgage loans.  Each of the securities contains one or more forms of credit protection, including subordination, excess spread, over-collateralization and/or an insurance wrap.

Our Private-label MBS and ABS are backed by collateral primarily in the state of California (49.0%).  The next four largest states include New York (6.6%), Florida (4.9%), Virginia (3.9%), and New Jersey (3.1%).

Applicable rating levels are determined using the lowest relevant long-term rating from S&P, Moody’s Investor Service (“Moody’s”) and Fitch Ratings (“Fitch”).  Rating modifiers are ignored when determining the applicable rating level for a given counterparty.

The following tables present the carrying value by credit ratings of our investments, grouped by category ($ amounts in millions):

					Below
					Investment
March 31, 2010	AAA	AA	A	BBB	Grade	Total

Investment category:
Short-term investments:
Interest-Bearing Deposits	$-	$-	$-	$-	$-	$-
Federal Funds Sold	-	4,713	2,170	-	-	6,883
Total Short-term investments	-	4,713	2,170	-	-	6,883
AFS	1,764	-	-	-	-	1,764
HTM:
GSE debentures	100	26	-	-	-	126
State or local housing finance agency obligations	-	-	-	-	-	-
CDs	-	411	-	-	-	411
TLGP	2,067	-	-	-	-	2,067
Other U.S. Obligations - guaranteed RMBS	1,403	-	-	-	-	1,403
GSE RMBS	1,975	-	-	-	-	1,975
Private-label MBS	745	140	90	154	1,043	2,172
Private-label ABS	-	20	-	-	4	24
Total HTM	6,290	597	90	154	1,047	8,178
Total investments, carrying value	$8,054	$5,310	$2,260	$154	$1,047	$16,825
Percentage of total	48%	32%	13%	1%	6%	100%

					Below
					Investment
December 31, 2009	AAA	AA	A	BBB	Grade	Total

Investment category:
Short-term investments:
Interest-Bearing Deposits	$-	$-	$-	$-	$-	$-
Federal Funds Sold	-	4,226	1,306	-	-	5,532
Total Short-term investments	-	4,226	1,306	-	-	5,532
AFS	1,761	-	-	-	-	1,761
HTM:
GSE debentures	100	26	-	-	-	126
State or local housing finance agency obligations	-	-	-	-	-	-
TLGP	2,067	-	-	-	-	2,067
Other U.S. Obligations - guaranteed RMBS	865	-	-	-	-	865
GSE RMBS	2,137	-	-	-	-	2,137
Private-label MBS	841	153	107	274	1,106	2,481
Private-label ABS	-	21	-	-	4	25
Total HTM	6,010	200	107	274	1,110	7,701
Total investments, carrying value	$7,771	$4,426	$1,413	$274	$1,110	$14,994
Percentage of total	52%	30%	9%	2%	7%	100%

Private-Label MBS and ABS.  While there is no universally accepted definition of prime, Alt-A or subprime underwriting standards, MBS and ABS are classified as prime, Alt-A or subprime based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance.  The originator’s classification is used in preparing the following tables.  We do not hold any collateralized debt obligations.  All MBS and ABS were rated AAA at the date of purchase.

The table below presents the carrying value of our Private-label MBS and ABS by credit ratings as of March 31, 2010, based on the lowest of Moody’s, S&P, or comparable Fitch ratings ($ amounts in millions):

					Below
Originator Classification and					Investment
Year of Securitization	AAA	AA	A	BBB	Grade (1)	Total

Prime RMBS:
2007	$-	$-	$-	$-	$452	$452
2006	-	-	-	71	215	286
2005	36	109	57	60	322	584
2004 and prior	656	18	33	-	-	707
Sub-total Prime RMBS	692	127	90	131	989	2,029
Alt-A RMBS:
2005	-	-	-	23	54	77
2004 and prior	53	13	-	-	-	66
Sub-total Alt-A RMBS	53	13	-	23	54	143
Subprime RMBS:
2004 and prior	-	-	-	-	-	-
Sub-total Subprime RMBS	-	-	-	-	-	-
Subprime Home Equity ABS:
2004 and prior	-	-	-	-	4	4
Sub-total Home Equity ABS	-	-	-	-	4	4
Subprime Manufactured Housing ABS:
2004 and prior	-	20	-	-	-	20
Sub-total Manufactured
Housing ABS	-	20	-	-	-	20
Total Private-label
MBS and ABS, carrying value	$745	$160	$90	$154	$1,047	$2,196

(1)	Below investment grade includes $236 million of B-rated securities, $537 million of CCC-rated securities, $237 million of CC-rated securities, and $37 million of C-rated securities

From April 1, 2010, to May 7, 2010, there were four securities downgraded as summarized below ($ amounts in millions):

	Downgraded from AA		Downgraded from A		Downgraded from BBB		Total Downgraded
	To BBB		To Below Investment Grade		To Below Investment Grade
Originator Classification	Carrying Value	Fair value	Carrying Value	Fair value	Carrying Value	Fair value	Carrying Value	Fair value

Prime RMBS	$28	$27	$19	$18	$93	$88	$140	$133

The following table presents the weighted-average delinquency of the collateral underlying our Private-label MBS and ABS by collateral type and credit rating ($ amounts in millions):

					Weighted-
	Unpaid			Gross	Average
	Principal	Amortized	Carrying	Unrealized	Collateral
March 31, 2010	Balance	Cost	Value	Losses (1)	Delinquency (2)

Prime RMBS:
Investment grade:
AAA-rated	$694	$692	$692	$(40)	3.1%
AA-rated	127	127	127	(6)	5.7%
A-rated	90	90	90	(6)	6.8%
BBB-rated	132	131	131	(7)	6.7%
Sub-total Prime RMBS investment grade	1,043	1,040	1,040	(59)	4.2%
Below investment grade:
B-rated	300	297	232	(64)	12.6%
CCC-rated	624	605	483	(96)	13.5%
CC-rated	376	337	237	(50)	22.3%
C-rated	70	60	37	(12)	16.5%
Sub-total Prime RMBS below investment grade	1,370	1,299	989	(222)	15.8%
Total Prime RMBS	2,413	2,339	2,029	(281)	10.8%
Alt-A RMBS:
Investment grade:
AAA-rated	54	53	53	(5)	6.1%
AA-rated	13	13	13	(2)	8.7%
BBB-rated	23	23	23	(1)	7.7%
Sub-total Alt-A RMBS investment grade	90	89	89	(8)	6.9%
Below investment grade:
CCC-rated	67	63	54	(8)	17.2%
Sub-total Alt-A RMBS below investment grade	67	63	54	(8)	17.2%
Total Alt-A RMBS	157	152	143	(16)	11.3%
Subprime RMBS: (3)
Investment grade:
AAA-rated	-	-	-	-	25.3%
Total Subprime RMBS	-	-	-	-	25.3%
Subprime Home Equity ABS: (4)
Below investment grade:
B-rated	4	4	4	(2)	32.5%
Total Home Equity ABS	4	4	4	(2)	32.5%
Subprime Manufactured Housing ABS: (3)
Investment grade:
AA-rated	21	20	20	(4)	2.0%
Total Manufactured Housing ABS	21	20	20	(4)	2.0%
Total Private-label MBS and ABS	$2,595	$2,515	$2,196	$(303)	10.8%

(1)	Gross unrealized losses represent the difference between estimated fair value and amortized cost.

(2)	Includes delinquencies of 60 days and more, foreclosures, real estate owned and bankruptcies, weighted by unpaid principal balance based on loan groups for certain bonds.

(3)	We held no securities in this classification rated below investment grade at March 31, 2010.

(4)	Our Home Equity ABS are all supported by second lien subprime loans.

The following table presents the unpaid principal balance of our Private-label MBS and ABS by collateral type ($ amounts in millions):

	March 31, 2010			December 31, 2009
	Fixed	Variable		Fixed	Variable
	Rate	Rate (1)(2)	Total	Rate	Rate (1)(2)	Total

RMBS:
Prime loans	$1,482	$932	$2,414	$1,650	$1,060	$2,710
Alt-A loans	157	-	157	170	-	170
Subprime loans	-	-	-	-	-	-
Total RMBS	1,639	932	2,571	1,820	1,060	2,880

Home Equity Loans ABS:
Subprime loans	-	4	4	-	4	4
Total Home Equity Loans ABS	-	4	4	-	4	4

Manufactured Housing ABS:
Subprime Loans	20	-	20	21	-	21
Total Manufactured Housing ABS	20	-	20	21	-	21

Total Private-label MBS and ABS	$1,659	$936	$2,595	$1,841	$1,064	$2,905

(1)	Variable-rate Private-label MBS and ABS include those with a contractual coupon rate that, prior to contractual maturity, is either scheduled to change or is subject to change.

(2)	All variable-rate RMBS prime loans are Hybrid Adjustable-Rate Mortgage securities.

Estimated Fair Value. The following table reflects the fair value as a percent of unpaid principal balance by year of securitization on our Private-label MBS and ABS:

	March 31,	December 31,
Year of Securitization	2010	2009

Prime RMBS:
2007	77.7%	75.0%
2006	86.9%	84.4%
2005	82.7%	82.3%
2004 and prior	94.0%	93.1%
Weighted-average of all prime RMBS	85.2%	83.9%

Alt-A RMBS:
2005	85.7%	87.5%
2004 and prior	87.0%	86.7%
Weighted-average of all Alt-A RMBS	86.2%	87.1%

Subprime RMBS:
2004 and prior	98.1%	96.3%
Weighted-average of all subprime RMBS	98.1%	96.3%

Subprime Home Equity ABS:
2004 and prior	51.7%	56.3%
Weighted-average of all Home Equity ABS	51.7%	56.3%

Subprime Manufactured Housing ABS:
2004 and prior	81.9%	71.2%
Weighted-average of all Manufactured Housing ABS	81.9%	71.2%
Weighted-average of all Private-label MBS and ABS	85.2%	83.9%

OTTI Evaluation Process.  We evaluate our individual AFS and HTM that are in an unrealized loss position for OTTI on a quarterly basis as described in Note 6 in our Notes to Financial Statements contained in our 2009 Form 10-K.

As of March 31, 2010, our investments in MBS classified as HTM had gross unrealized losses totaling $305.1 million, $303.2 million of which were related to Private-label MBS and ABS. These gross unrealized losses were primarily due to significant uncertainty about the future condition of the mortgage market and the economy, and continued deterioration in the credit performance of loan collateral underlying these securities, causing these assets to be valued at significant discounts to their acquisition cost.

We have performed our OTTI analysis using key modeling assumptions approved by the FHLB OTTI Governance Committee for 76 of our 81 RMBS.  For the quarter ended March 31, 2010, we contracted with the FHLB of Chicago to perform cash-flow analysis for two of our subprime private-label RMBS with a total unpaid principal balance of $4.0 million.  We also contracted with the FHLB of San Francisco to perform cash-flow analysis for one security held in common with another FHLB with an unpaid principal balance of $6.4 million.

For one private-label RMBS and one manufactured housing investment for which underlying collateral data is not available, we used alternative procedures, as determined by our Bank, to evaluate for OTTI.  These securities, representing an unpaid principal balance of $20.8 million as of March 31, 2010, were outside the scope of the FHLB OTTI Governance Committee.  We were able to perform the necessary cash-flow analysis using a different third-party model and determined that the securities were not OTTI at March 31, 2010.

Results of OTTI Evaluation Process.  Based on our evaluations, for the three months ended March 31, 2010, we recognized OTTI credit losses of $6.1 million for 13 securities compared to credit losses of $18.6 million for four securities for the three months ended March 31, 2009, as described in “Results of Operation for the Three Months Ended March 31, 2010, and 2009.”

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

								Underlying Collateral
								Performance and Credit
								Enhancement Statistics
						Impairment		Weighted-	Weighted
	Weighted-			Gross	Impairment	Related to		Average	Average
	Average	Amortized	Carrying	Unrealized	Related to	All Other	Total	Credit	Collateral
March 31, 2010	Price	Cost	Value	Losses (1)	Credit Loss	Factors	OTTI	Support	Delinquency (2)

Prime RMBS:
2007	77.7	$614	$452	$(92)	$(5)	$2	$(3)	6.3%	17.8%
2006	86.9	325	286	(38)	-	-	-	5.1%	12.7%
2005	82.7	693	584	(111)	(1)	(10)	(11)	8.3%	11.0%
2004 and prior	94.0	707	707	(40)	-	-	-	7.7%	3.1%
Sub-total Prime RMBS	85.2	2,339	2,029	(281)	(6)	(8)	(14)	7.2%	10.8%

Alt-A RMBS:
2005	85.7	86	77	(8)	-	-	-	6.0%	14.8%
2004 and prior	87.0	66	66	(8)	-	-	-	8.9%	6.6%
Sub-total Alt-A RMBS	86.2	152	143	(16)	-	-	-	7.2%	11.3%

Subprime RMBS: (3)
2004 and prior	98.1	-	-	-	-	-	-	91.5%	25.3%
Sub-total Subprime RMBS	98.1	-	-	-	-	-	-	91.5%	25.3%

Subprime Home Equity ABS: (3)
2004 and prior	51.7	4	4	(2)	-	-	-	100.0%	32.5%
Sub-total Home Equity ABS	51.7	4	4	(2)	-	-	-	100.0%	32.5%

Subprime Manufactured Housing ABS:
2004 and prior	81.9	20	20	(4)	-	-	-	27.5%	2.0%
Sub-total Manufactured
Housing ABS	81.9	20	20	(4)	-	-	-	27.5%	2.0%

Total Private-label
MBS and ABS	85.2	$2,515	$2,196	$(303)	$(6)	$(8)	$(14)	7.5%	10.8%
(1)	Gross unrealized losses represent the difference between estimated fair value and amortized cost.

(2)	Includes delinquencies of 60 days and more, foreclosures, real estate owned and bankruptcies, weighted by unpaid principal balance based on loan groups for certain bonds.

(3)	The credit support for the home equity bonds is provided by MBIA Insurance Corporation.

For our Private-label MBS and ABS that were not OTTI as of March 31, 2010, we do not intend to sell these securities; it is not more likely than not that we will be required to sell these securities before our anticipated recovery of the remaining amortized cost basis; and we expect to recover the remaining amortized cost basis of these securities.  As a result, we have determined that, as of March 31, 2010, the unrealized losses on the remaining Private-label MBS and ABS are temporary.

MPP. We are exposed to credit risk on loans purchased from members through the MPP.  All loans we purchase must meet guidelines for our MPP or be specifically approved as an exception based on compensating factors.  For example, the maximum loan-to-value (“LTV”) for any mortgage loan purchased is 95%, and the borrowers must meet certain minimum credit scores depending upon the type of property or loan.

Credit Enhancements.  FHA loans comprise 7.4% of our outstanding MPP loans.  These loans are backed by insurance provided by the FHA; therefore, we do not require either LRA or SMI coverage for these loans.

Credit enhancements for conventional loans include (in order of priority):

•	PMI (when applicable for the purchase of mortgages with an initial LTV ratio of over 80% at the time of purchase);

•	LRA; and

•	SMI (as applicable) purchased by the seller from a third-party provider naming us as the beneficiary.

Primary Mortgage Insurance.  For a conventional loan, PMI, if applicable, covers losses or exposure down to approximately an LTV ratio of between 65% and 80% based upon the original appraisal, original LTV ratio, term, amount of PMI coverage, and characteristics of the loan.  We are exposed to credit risk if a PMI provider fails to fulfill its claims payment obligations to us.  As of March 31, 2010, we were the beneficiary of PMI coverage on $0.8 billion or 11.8% of conventional mortgage loans.  We have analyzed our potential loss exposure to all of the mortgage insurance companies and do not expect incremental losses due to the decline in mortgage insurance company ratings. This expectation is based on the credit-enhancement features of our master commitments (exclusive of mortgage insurance), the underwriting characteristics of the loans that back our master commitments, the seasoning of the loans that back these master commitments, and the strong performance of the loans to date. We closely monitor the financial conditions of these mortgage insurance companies.

The following table shows the mortgage insurance companies and related PMI credit enhancement on loans held in our portfolio as of March 31, 2010, and the mortgage-insurance company ratings as of May 7, 2010 ($ amounts in millions):

						Percent
						of Total
				Balance of		Mortgage
	Ratings			Loans with		Insurance
Mortgage Insurance Company	S&P	Moody's	Fitch	PMI	PMI	Coverage

Radian Guaranty, Inc.	B+	Ba3	Not rated	$103	$27	13.5%
Genworth Mortgage Insurance Corporation	BBB-	Baa2	Not rated	93	25	12.2%
CMG Mortgage Insurance Co.	BBB	Not rated	BBB	21	5	2.4%
Mortgage Guaranty Insurance Corporation ("MGIC")	B+	Ba3	Not rated	252	66	33.0%
PMI Mortgage Insurance Co.	B+	B2	Not rated	61	16	7.8%
Republic Mortgage Insurance Co.	BBB-	Ba1	BBB-	130	35	17.2%
United Guaranty Residential Insurance Company	BBB	A3	Not rated	77	21	10.4%
Triad Guaranty Insurance Corporation	Not rated	Not rated	Not rated	26	7	3.5%
Total				$763	$202	100.0%

Lender Risk Account.  In the MPP, we establish an LRA for each conventional pool of loans purchased that is funded over time from the monthly interest payments on the mortgages in that pool.  The LRA is recorded in Other Liabilities in the Statements of Condition and totaled $22.5 million and $23.8 million at March 31, 2010, and December 31, 2009, respectively.  These funds are available to cover losses in excess of the borrower’s equity and PMI, if any, on the conventional loans we have purchased.  See Note 7 in our Notes to Financial Statements for more information.

Supplemental Mortgage Insurance. We have credit protection from loss on each loan, where eligible, through SMI.  Together, the LRA and the SMI provide credit enhancement on the pools of loans we purchase.

Credit Risk Exposure to Supplemental Insurance Providers.  As of March 31, 2010, we were the beneficiary of SMI coverage on mortgage pools with a total unpaid principal balance of $6.5 billion. Two mortgage insurance companies provide all of the coverage under these policies.  The table below shows the ratings of these companies as of May 7, 2010:

Mortgage Insurance Company	S&P	Moody's	Fitch

MGIC	B+	Ba3	Not rated
Genworth Residential Mortgage Insurance Corporation of North Carolina ("Genworth")	BBB-	Baa2	Not rated

Finance Agency credit-risk-sharing regulations require us to use SMI providers that are rated at least AA- at the time the loans are purchased.  The loans purchased are credit-enhanced to achieve an implied rating at an investment grade level based upon an NRSRO model approved by the Finance Agency.  If there is evidence of a decline in the credit quality of a mortgage pool, the regulations require us to re-evaluate the mortgage pool for deterioration in credit quality and to allocate risk-based capital to cover any potential credit quality issues.  We are holding the required amount of risk-based capital allocated to the MPP.

With the deterioration in the mortgage markets, it is difficult for us to meet the Finance Agency regulation’s rating requirement because no mortgage insurers that currently underwrite SMI are currently rated in the second highest rating category or better by any NRSRO.  We are presently conducting all new business with Genworth.  We are in discussions with the Finance Agency to determine the appropriate resolution of this issue.  Additional information about these discussions is provided in “Recent Accounting and Regulatory Developments–Legislative and Regulatory Developments – Other Regulatory Developments.”

Loan Characteristics.  The MPP mortgage loans held for portfolio are currently dispersed across 50 states and the District of Columbia.  As of March 31, 2010, 40.7% of our outstanding MPP mortgage loans were concentrated in the Midwest, compared to 39.9% at December 31, 2009.  No single zip code represented more than 1% of MPP loans outstanding at March 31, 2010, or December 31, 2009.  It is likely that the concentration of MPP loans in our district states of Indiana and Michigan will increase in the future due to the loss of our three largest sellers that were our greatest sources of nationwide mortgages.  The median outstanding balance of an MPP loan was approximately $134 thousand and $135 thousand at March 31, 2010, and December 31, 2009, respectively.

Credit Performance.  Our outstanding loans, non-accrual loans, and loans 90 days or more past due and accruing interest, as well as the total amount of interest income recognized and the total amount of interest received on real estate mortgages, are presented in the tables below ($ amounts in millions):

	March 31,	December 31,
	2010	2009

Mortgage Loans Held for Portfolio	$6,990	$7,272
Non-accrual loan participations	-	-
Real estate owned (1)	-	-
Real estate mortgages past due 90 days to 179 days
and still accruing interest	53	71
Foreclosures (2)(3)	86	111

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009

Interest contractually due during the year	$93	$114
Interest actually received during the year	93	114
Shortfall (2)	$-	$-

(1)	Loans reflected as real estate owned include our residual participation in conventional loans not part of the MPP.

(2)	The monthly delinquency information reported is provided by the servicer through the master servicer one month after the actual mortgage loan balance activity.

(3)	Foreclosures include loans past due 180 days or more and still accruing interest.

A summary of real estate mortgages past due 90 days or more and still accruing interest and the percentage of those loans to the total real estate mortgages outstanding is presented below ($ amounts in millions):

	March 31,	December 31,
	2010	2009

Total conventional mortgage loan delinquencies	$42	$44
Total conventional mortgage loans outstanding, at par	6,457	6,668
Percentage of delinquent conventional loans	0.65%	0.66%

Total conventional mortgage loans in foreclosure, at par	$84	$77
Percentage of conventional loans in foreclosure (1)	1.30%	1.16%

Total FHA mortgage loan delinquencies	$11	$27
Total FHA mortgage loans outstanding, at par	520	589
Percentage of delinquent FHA loans	2.18%	4.64%

Total FHA mortgage loans in foreclosure, at par	$2	$34
Percentage of FHA loans in foreclosure (1)	0.40%	5.77%

(1)	Foreclosures include loans past due 180 days or more and still accruing interest.

The conventional delinquency ratios in the above table are below the national average for conforming, fixed-rate mortgages as reported by the Mortgage Bankers Association.  A decline in the general economic conditions in the U.S., and in particular Indiana and Michigan, could result in increased delinquencies in our portfolio.

For FHA mortgages, the delinquency rate is generally higher than for the conventional mortgages held in our portfolio.  We rely on insurance provided by the FHA, which generally provides a 100% guarantee, as well as quality control processes, to maintain the credit quality of this portfolio.  During the quarter ended March 31, 2010, our largest FHA servicer voluntarily purchased nearly all of the FHA loans that were over 90 days delinquent from us, at par, in accordance with program guidelines, resulting in decreases in the 90-day delinquency ratio for FHA loans and the percentage of FHA loans in foreclosure.

Derivatives.  A primary risk posed by derivative transactions is credit risk, i.e., the risk that a counterparty will fail to meet its contractual obligations on a transaction, forcing us to replace the derivative at market prices.  The notional amount of interest rate exchange agreements does not measure our true credit risk exposure.  Rather, when the net fair value of our interest rate exchange agreements with a counterparty is positive, this generally indicates that the counterparty owes us.  When the net fair value of the interest rate exchange agreements is negative, we owe the counterparty.  If a counterparty fails to perform, credit risk is approximately equal to the aggregate fair value gain, if any, on the interest rate exchange agreements.

The following tables summarize key information on derivative counterparties.  They provide information on a settlement date basis using credit ratings based on the lower of S&P or Moody’s ($ amounts in millions).

	Notional	Percentage of	Credit Exposure	Credit Exposure
March 31, 2010	Principal	Notional Principal	Before Collateral	Net of collateral

AAA	$-	-	$-	$-
AA	14,338	45.1%	3	3
A	17,383	54.7%	2	-
Total	31,721	99.8%	5	3
Others (1)	45	0.2%	-	-
Total derivative notional and credit exposure	$31,766	100.0%	$5	$3

	Notional	Percentage of	Credit Exposure	Credit Exposure
December 31, 2009	Principal	Notional Principal	Before Collateral	Net of collateral

AAA	$-	-	$-	$-
AA	15,234	41.8%	1	1
A	21,120	58.0%	-	-
Total	36,354	99.8%	1	1
Others (1)	79	0.2%	1	1
Total derivative notional and credit exposure	$36,433	100.0%	$2	$2

(1)	Includes the total notional and fair value exposure related to delivery commitments.

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

Measuring Market Risks

We utilize multiple risk measurement methodologies to calculate potential market exposure that include measuring duration, duration gaps, convexity, value at risk, market risk metric (one-month Value-at-Risk (“VaR”), earnings at risk, and changes in market value of equity.  Periodically, stress tests are conducted to measure and analyze the effects that extreme movements in the level of interest rates and the shape of the yield curve would have on our risk position.

Duration of Equity

Duration of equity is a measure of interest rate risk and a primary metric used to manage our market risk exposure.  It is an estimate of the percentage change (expressed in years) in our market value of equity that could be caused by a 100 basis point (“bp”) parallel upward or downward shift in the interest rate curves. We value our portfolios using two main interest rate curves, the LIBOR curve and the CO curve.  The market value and interest rate sensitivity of each asset, liability, and off balance sheet position is computed to determine our duration of equity.  We calculate duration of equity using the interest rate curves as of the date of calculation and for scenarios where interest rate curves are 200 bps higher or lower than the initial level.  Our board of directors determines acceptable ranges for duration of equity.  A negative duration of equity suggests adverse exposure to falling rates and a favorable response to rising rates, while a positive duration suggests adverse exposure to rising rates and a favorable response to falling rates.

The following table summarizes the effective duration of equity levels for our total position:

	-200 bps	0 bps	+200 bps

March 31, 2010	(6.5) years	(1.9) years	0.4 years
December 31, 2009	(4.1) years	(1.2) years	0.8 years

We were in compliance with the duration of equity limits established in the RMP at both points in time.

Duration Gap

The duration gap is the difference between the effective duration of total assets and the effective duration of total liabilities, adjusted for the effect of derivatives.  A positive duration gap signals an exposure to rising interest rates because it indicates that the duration of assets exceeds the duration of liabilities.  A negative duration gap signals an exposure to declining interest rates because the duration of assets is less than the duration of liabilities.  The duration gap was (2.2) months at March 31, 2010, compared to (1.8) months at December 31, 2009.

Convexity

Convexity measures how fast duration changes as a function of interest rate changes.  Measurement of convexity is important because of the optionality embedded in the mortgage and callable debt portfolios.  The mortgage portfolios exhibit negative convexity due to the embedded prepayment options.  Management routinely reviews convexity and considers it when developing funding and hedging strategies for the acquisition of mortgage-based assets.  A primary strategy for managing convexity risk arising from our mortgage portfolio is the issuance of callable debt.  At March 31, 2010, callable debt funding mortgage assets as a percentage of the net mortgage portfolio equaled 48.0%, compared to 44.6% at the end of 2009.  The negative convexity on the mortgage assets is mitigated by the negative convexity of underlying callable debt.

Market Risk-Based Capital Requirement

We are subject to the Finance Agency’s risk-based capital regulations.  This regulatory framework requires the maintenance of sufficient permanent capital to meet the combined credit risk, market risk, and operations risk components.  Our permanent capital is defined by the Finance Agency as Class B Stock (including MRCS) and Retained Earnings.  The market risk-based capital component is the sum of two factors.  The first factor is the market value of the portfolio at risk from movements in interest rates that could occur during times of market stress.  This estimation is accomplished through an internal VaR based modeling approach that was approved by the Finance Board (predecessor to the Finance Agency) before the implementation of our Capital Plan.  The second factor is the amount, if any, by which the current market value of total regulatory capital is less than 85% of the book value of total regulatory capital.

The VaR approach used for calculating the first factor is primarily based upon historical simulation methodology.  The estimation incorporates scenarios that reflect interest rate shifts, interest rate volatility, and changes in the shape of the yield curve.  These observations are based on historical information from 1978 to the present.  When calculating the risk-based capital requirement, the VaR comprising the first factor of the market risk component is defined as the potential dollar loss from adverse market movements, for a holding period of 120 business days, with a 99.0% confidence interval, based on these historical prices and market rates. Market risk-based capital estimates were $262 million as of March 31, 2010, compared to $283 million as of December 31, 2009.

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

	-200 bps	+200 bps

March 31, 2010	-7.0%	1.1%
December 31, 2009	-5.0%	0.0%

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

The volume of derivative hedges is often expressed in terms of notional principal, which is the amount upon which interest payments are calculated.  The following table highlights the notional amounts by type of derivative agreement ($ amounts in millions):

	March 31,	December 31,
Derivative Agreement Type	2010	2009

Debt swaps:
Bullet	$9,139	$14,792
Callable	5,620	4,155
Complex	1,985	2,075
Advances swaps:
Bullet	8,353	8,450
Putable	4,983	5,241
Callable	40	40
GSE investment swaps	1,600	1,600
MBS swaps	1	1
TBA MPP hedges	23	41
Mandatory delivery commitments	22	38

Total	$31,766	$36,433

The above table includes interest rate swaps, TBA MPP hedges, and mandatory delivery commitments.  Complex swaps include, but are not limited to, step-up and range bonds.  The level of different types of derivatives is contingent upon and tends to vary with balance sheet size, Advances demand, MPP purchase activity, and Consolidated Obligation issuance levels.

The table below presents derivative instruments by hedged instrument ($ amounts in millions).

	March 31, 2010		December 31, 2009
	Total	Estimated	Total	Estimated
Hedged Instrument, Excluding Accrued Interest	Notional	Fair Value	Notional	Fair Value

CO Bonds:
Fair Value hedges	$16,609	$102	$20,997	$101
Economic hedges	135	-	25	-
Total	16,744	102	21,022	101

Advances:
Fair value hedges	13,361	(752)	13,721	(719)
Economic hedges	15	(1)	10	-
Total	13,376	(753)	13,731	(719)

Investments:
Fair value hedges	1,600	(183)	1,600	(158)
Economic hedges	1	-	1	-
Total	1,601	(183)	1,601	(158)

MPP loans:
Economic hedges	23	-	41	1
Economic (stand-alone delivery commitments)	22	-	38	(1)
Total	45	-	79	-

Total derivatives	$31,766	$(834)	$36,433	$(776)

Total derivatives excluding accrued interest		$(834)		$(776)
Accrued interest, net		(24)		(15)
Cash collateral held by/(from) counterparty, net		100		80
Net derivative balance		$(758)		$(711)

Derivative Asset		$6		$2
Derivative Liability		(764)		(713)
Net derivative balance		$(758)		$(711)

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal accounting officer, to allow timely decisions regarding required disclosures. In designing and evaluating our DCP, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and that our management’s duties require it to make its best judgment regarding the design of our DCP. As of March 31, 2010, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer (the principal executive officer), Chief Financial Officer (the principal financial officer) and Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our DCP pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our DCP were effective as of March 31, 2010.

Internal Control Over Financial Reporting

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in rules 13a-15(f) and 15(d)-15(f) of the Exchange Act (“ICFR”), that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our ICFR.

Part II.  OTHER INFORMATION

Item 1A.  RISK FACTORS

There have been no material changes in the risk factors described in Item 1A of our 2009 Form 10-K.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Organization Certificate of the Federal Home Loan Bank of Indianapolis, incorporated by reference to our Registration Statement on Form 10 filed on February 14, 2006

3.2*	Bylaws of the Federal Home Loan Bank of Indianapolis, incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on October 20, 2008

4*	Capital Plan of the Federal Home Loan Bank of Indianapolis, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on June 1, 2009

10.1*+	Federal Home Loan Bank of Indianapolis 2009 Executive Incentive Compensation Plan, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on August 13, 2009

10.2*+	Federal Home Loan Bank of Indianapolis Supplemental Executive Thrift Plan (with trust), as amended, incorporated by reference to our Quarterly Report on Form 10-Q filed on September 29, 2006

10.3*+
Second Amendment of Federal Home Loan Bank of Indianapolis Supplemental Executive Thrift Plan (terminating such plan effective as of December 23, 2009), incorporated by reference to Exhibit 10.3 of our Annual Report on Form 10-K filed on March 19, 2010

10.4*+	Federal Home Loan Bank of Indianapolis 2005 Supplemental Executive Thrift Plan (with trust), as amended, incorporated by reference to our Quarterly Report on Form 10-Q filed on November 13, 2007

10.5*+
First Amendment of Federal Home Loan Bank of Indianapolis 2005 Supplemental Executive Thrift Plan (as previously amended and restated) (terminating such amended and restated  plan effective as of December 23, 2009), incorporated by reference to Exhibit 10.5 of our Annual Report on Form 10-K filed on March 19, 2010

10.6*+	Form of Key Employee Severance Agreement for Executive Officers, incorporated by reference to our Current Report on Form 8-K, filed on November 20, 2007

10.7*+	Federal Home Loan Bank of Indianapolis Directors’ Deferred Compensation Plan (with trust), as amended, incorporated by reference to our Quarterly Report on Form 10-Q filed on September 29, 2006

10.8*+
Second Amendment of Federal Home Loan Bank of Indianapolis Directors’ Deferred Compensation Plan  (terminating such plan effective as of December 23, 2009), incorporated by reference to Exhibit 10.8 of our Annual Report on Form 10-K filed on March 19, 2010

10.9*+	Federal Home Loan Bank of Indianapolis 2005 Directors’ Deferred Compensation Plan (with trust), as amended, incorporated by reference to our Quarterly Report on Form 10-Q filed on November 13, 2007

10.10*+
First Amendment of Federal Home Loan Bank of Indianapolis 2005 Directors’ Deferred Compensation Plan (as previously amended and restated) (terminating such amended and restated plan effective as of December 23, 2009), incorporated by reference to Exhibit 10.10 of our Annual Report on form 10-K filed on March 19, 2010

10.11*+	Directors’ Compensation and Travel Expense Reimbursement Policy effective January 1, 2010, incorporated by reference to our Current Report on Form 8-K, filed on December 15, 2009

10.12*+	Federal Home Loan Bank of Indianapolis 2010 Long Term Incentive Plan, effective January 1, 2010, incorporated by reference to Exhibit 10.12 of our Annual Report on Form 10-K filed on March 19, 2010

10.13*+
Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, incorporated by reference to Exhibit 10.1 of our Current Report on  Form 8-K filed with the Securities and Exchange Commission on June 27, 2006

10.14*+	Federal Home Loan Bank 2009 Long Term Incentive Plan, incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 16, 2009

10.15*+	Federal Home Loan Bank of Indianapolis 2010 Executive Incentive Compensation Plan (STI), effective January 1, 2010

31.1	Certification of the President – Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Senior Vice President – Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Senior Vice President – Chief Accounting Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32
Certification of the President – Chief Executive Officer, Senior Vice President – Chief Financial Officer, and Senior Vice President – Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* These documents are incorporated by reference.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

May 12, 2010	By:	/s/ MILTON J. MILLER II
	Name:	Milton J. Miller II
	Title:	President – Chief Executive Officer

May 12, 2010	By:	/s/ CINDY L. KONICH
	Name:	Cindy L. Konich
	Title:	Senior Vice President – Chief Financial Officer

May 12, 2010	By:	/s/ K. LOWELL SHORT, JR.
	Name:	K. Lowell Short, Jr.
	Title:	Senior Vice President – Chief Accounting Officer