Form 10-Q
period 2010-06-30
Federal Home Loan Bank of Indianapolis
filed 2010-08-11
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
(317) 465-0200
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.
☒  Yes            ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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
☐  Yes            ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of July 31, 2010
Class B Stock, par value $100	25,131,321

As used in this Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “FHLBI,” and the “Bank” refer to the Federal Home Loan Bank of Indianapolis.

PART I. FINANCIAL INFORMATION
Item I. Financial Statements
Federal Home Loan Bank of Indianapolis
Statements of Condition
(Unaudited, $ amounts and shares in thousands, except par value)

	June 30, 2010	December 31, 2009
Assets:
Cash and Due from Banks	$7,380	$1,722,077
Interest-Bearing Deposits, members and non-members	17	25
Federal Funds Sold, members and non-members	8,349,000	5,532,000
Available-for-Sale Securities (a) (Note 3)	1,849,685	1,760,714
Held-to-Maturity Securities (b) (Note 4)	8,534,898	7,701,151
Advances (Note 6)	19,988,637	22,442,904
Mortgage Loans Held for Portfolio, net (Note 7)	6,749,118	7,271,895
Accrued Interest Receivable	105,098	114,246
Premises, Software, and Equipment, net	10,359	10,786
Derivative Assets, net (Note 8)	1,187	1,714
Other Assets	44,005	41,554
Total Assets	$45,639,384	$46,599,066
Liabilities:
Deposits (Note 9):
Interest-Bearing Deposits	$620,397	$821,431
Non-Interest-Bearing Deposits	4,129	3,420
Total Deposits	624,526	824,851
Consolidated Obligations (Note 10):
Discount Notes	7,433,488	6,250,093
Bonds	33,616,420	35,907,789
Total Consolidated Obligations, net	41,049,908	42,157,882
Accrued Interest Payable	159,634	211,504
Affordable Housing Program Payable	34,155	37,329
Payable to Resolution Funding Corporation, net	(2,158)	6,533
Derivative Liabilities, net (Note 8)	864,502	712,716
Mandatorily Redeemable Capital Stock (Note 11)	781,441	755,660
Other Liabilities	308,929	146,180
Total Liabilities	43,820,937	44,852,655
Commitments and Contingencies (Note 14)
Capital (Note 11):
Capital Stock Class B-1 Putable ($100 par value) issued and outstanding shares: 17,262 and 17,260, respectively	1,726,254	1,726,000
Capital Stock Class B-2 Putable ($100 par value) issued and outstanding shares: 46 and 0, respectively	4,567	—
Total Capital Stock Putable	1,730,821	1,726,000
Retained Earnings	351,100	349,013
Accumulated Other Comprehensive Income (Loss):
Net Unrealized Gains (Losses) on Available-for-Sale Securities, before Derivative and Hedging Adjustments (Note 3)	(7,283)	2,140
Net Non-Credit Portion of Other-Than-Temporary Impairment Losses on Held-to-Maturity Securities (Note 5)	(250,040)	(324,041)
Pension and Postretirement Benefits	(6,151)	(6,701)
Total Accumulated Other Comprehensive Income (Loss)	(263,474)	(328,602)
Total Capital	1,818,447	1,746,411
Total Liabilities and Capital	$45,639,384	$46,599,066
(a) Amortized cost: $1,668,286 and $1,672,918 at June 30, 2010, and December 31, 2009, respectively
(b) Estimated fair values: $8,716,412 and $7,690,482 at June 30, 2010, and December 31, 2009, respectively

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
(Unaudited, $ amounts in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest Income:
Advances	$49,526	$106,987	$99,960	$258,311
Prepayment Fees on Advances, net	2,845	1,787	3,538	1,937
Interest-Bearing Deposits, members and non-members	59	77	95	183
Securities Purchased Under Agreements to Resell	762	174	931	174
Federal Funds Sold, members and non-members	4,490	7,046	7,023	17,582
Available-for-Sale Securities	1,862	5,108	3,483	13,003
Held-to-Maturity Securities	63,120	68,555	126,551	145,294
Mortgage Loans Held for Portfolio, net	83,396	110,511	174,051	223,827
Other, net	(524)	—	(165)	—
Total Interest Income	205,536	300,245	415,467	660,311
Interest Expense:
Discount Notes	4,736	18,052	7,201	74,250
Consolidated Obligation Bonds	141,038	199,150	283,200	437,272
Deposits	83	221	161	551
Loans from other Federal Home Loan Banks	—	2	—	2
Mandatorily Redeemable Capital Stock	3,612	2,993	7,191	6,926
Other Interest Expense	—	—	—	—
Total Interest Expense	149,469	220,418	297,753	519,001
Net Interest Income	56,067	79,827	117,714	141,310
Other Income (Loss):
Total Other-Than-Temporary Impairment Losses	(7,826)	(35,561)	(22,279)	(182,853)
Portion of Impairment Losses Recognized in Other Comprehensive Income (Loss), net	(53,868)	33,517	(45,481)	162,259
Net Other-Than-Temporary Impairment Losses	(61,694)	(2,044)	(67,760)	(20,594)
Net Gains (Losses) on Derivatives and Hedging Activities	(893)	3,868	(2,068)	2,625
Service Fees	314	299	615	582
Standby Letters of Credit Fees	396	231	759	417
Other, net	120	130	382	372
Total Other Income (Loss)	(61,757)	2,484	(68,072)	(16,598)
Other Expenses:
Compensation and Benefits	6,821	5,198	13,525	13,353
Other Operating Expenses	3,446	3,480	6,380	6,353
Finance Agency	533	411	1,132	863
Office of Finance	445	440	910	889
Other	278	277	562	593
Total Other Expenses	11,523	9,806	22,509	22,051
Income (Loss) Before Assessments	(17,213)	72,505	27,133	102,661
Assessments:
Affordable Housing Program	(1,036)	6,224	2,949	9,087
Resolution Funding Corporation	(3,235)	13,256	4,837	18,715
Total Assessments, net	(4,271)	19,480	7,786	27,802
Net Income (Loss)	$(12,942)	$53,025	$19,347	$74,859

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
(Unaudited, $ amounts and shares in thousands)

	Capital Stock Class B-1 Putable		Capital Stock Class B-2 Putable		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Shares	Par Value
Balance, December 31, 2008	18,792	$1,879,179	2	$196	$282,731	$(71,398)	$2,090,708
Proceeds from Sale of Capital Stock	519	51,878	—	—			51,878
Repurchase/Redemption of Capital Stock	(50)	(5,000)	—	—			(5,000)
Transfers of Capital Stock	2	195	(2)	(195)			—
Net Shares Reclassified to Mandatorily Redeemable Capital Stock	(179)	(17,860)	—	—			(17,860)
Comprehensive Income:
Net Income					74,859		74,859
Other Comprehensive Income (Loss):
Net Unrealized Gains (Losses) on Available-for-Sale Securities						60,055	60,055
Non-Credit Portion of Other-Than-Temporary Impairment Losses on Held-to-Maturity Securities						(162,259)	(162,259)
Reclassification of Non-Credit Losses to Other Income (Loss)						—	—
Net Non-Credit Portion Before Accretion						(162,259)	(162,259)
Accretion of Non-Credit Portion						8,245	8,245
Net Non-Credit Portion						(154,014)	(154,014)
Pension and Postretirement Benefits						(602)	(602)
Total Comprehensive Income (Loss)					74,859	(94,561)	(19,702)
Distributions on Mandatorily Redeemable Capital Stock					(98)		(98)
Cash Dividends on Capital Stock (3.06% annualized)					(29,037)		(29,037)
Balance, June 30, 2009	19,084	$1,908,392	—	$1	$328,455	$(165,959)	$2,070,889

Balance, December 31, 2009	17,260	$1,726,000	—	$—	$349,013	$(328,602)	$1,746,411
Proceeds from Sale of Capital Stock	339	33,882	—	—			33,882
Transfers of Capital Stock	(46)	(4,567)	46	4,567			—
Net Shares Reclassified to Mandatorily Redeemable Capital Stock	(291)	(29,061)	—	—			(29,061)
Comprehensive Income:
Net Income					19,347		19,347
Other Comprehensive Income (Loss):
Net Unrealized Gains (Losses) on Available-for-Sale Securities						(9,423)	(9,423)
Non-Credit Portion of Other-Than-Temporary Impairment Losses on Held-to-Maturity Securities						(21,288)	(21,288)
Reclassification of Non-Credit Losses to Other Income (Loss)						66,769	66,769
Net Non-Credit Portion Before Accretion						45,481	45,481
Accretion of Non-Credit Portion						28,520	28,520
Net Non-Credit Portion						74,001	74,001
Pension and Postretirement Benefits						550	550
Total Comprehensive Income (Loss)					19,347	65,128	84,475
Distributions on Mandatorily Redeemable Capital Stock					(53)		(53)
Cash Dividends on Capital Stock (2.00% annualized)					(17,207)		(17,207)
Balance, June 30, 2010	17,262	$1,726,254	46	$4,567	$351,100	$(263,474)	$1,818,447

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital, (continued)
(Unaudited, $ amounts and shares in thousands)

	Capital Stock Class B-1 Putable		Capital Stock Class B-2 Putable		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Shares	Par Value
Balance, April 1, 2009	18,972	$1,897,149	—	$1	$285,914	$(200,451)	$1,982,613
Proceeds from Sale of Capital Stock	341	34,103	—	—			34,103
Repurchase/Redemption of Capital Stock	(50)	(5,000)	—	—			(5,000)
Net Shares Reclassified to Mandatorily Redeemable Capital Stock	(179)	(17,860)	—	—			(17,860)
Comprehensive Income:
Net Income					53,025		53,025
Other Comprehensive Income (Loss):
Net Unrealized Gains (Losses) on Available-for-Sale Securities						62,023	62,023
Non-Credit Portion of Other-Than-Temporary Impairment Losses on Held-to-Maturity Securities						(33,517)	(33,517)
Reclassification of Non-Credit Losses to Other Income (Loss)						—	—
Net Non-Credit Portion Before Accretion						(33,517)	(33,517)
Accretion of Non-Credit Portion						8,245	8,245
Net Non-Credit Portion						(25,272)	(25,272)
Pension and Postretirement Benefits						(2,259)	(2,259)
Total Comprehensive Income (Loss)					53,025	34,492	87,517
Distributions on Mandatorily Redeemable Capital Stock					(98)		(98)
Cash Dividends on Capital Stock (2.23% annualized)					(10,386)		(10,386)
Balance, June 30, 2009	19,084	$1,908,392	—	$1	$328,455	$(165,959)	$2,070,889

Balance, April 1, 2010	17,324	$1,732,362	—	$—	$372,611	$(343,623)	$1,761,350
Proceeds from Sale of Capital Stock	297	29,670	—	—			29,670
Transfers of Capital Stock	(46)	(4,567)	46	4,567			—
Net Shares Reclassified to Mandatorily Redeemable Capital Stock	(313)	(31,211)	—	—			(31,211)
Comprehensive Income:
Net Income (Loss)					(12,942)		(12,942)
Other Comprehensive Income (Loss):
Net Unrealized Gains (Losses) on Available-for-Sale Securities						11,183	11,183
Non-Credit Portion of Other-Than-Temporary Impairment Losses on Held-to-Maturity Securities						(7,119)	(7,119)
Reclassification of Non-Credit Losses to Other Income (Loss)						60,987	60,987
Net Non-Credit Portion Before Accretion						53,868	53,868
Accretion of Non-Credit Portion						14,744	14,744
Net Non-Credit Portion						68,612	68,612
Pension and Postretirement Benefits						354	354
Total Comprehensive Income (Loss)					(12,942)	80,149	67,207
Distributions on Mandatorily Redeemable Capital Stock					(53)		(53)
Cash Dividends on Capital Stock (2.00% annualized)					(8,516)		(8,516)
Balance, June 30, 2010	17,262	$1,726,254	46	$4,567	$351,100	$(263,474)	$1,818,447

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
(Unaudited, $ amounts in thousands)

	For the Six Months Ended
	June 30,
	2010	2009
Operating Activities:
Net Income	$19,347	$74,859
Adjustments to Reconcile Net Income to Net Cash provided by (used in) Operating Activities:
Depreciation and Amortization	(18,210)	(67,657)
Net Other-Than-Temporary Impairment Losses	67,760	20,594
(Gain) Loss on Derivative and Hedging Activities	2,744	7,658
Net Change in:
Accrued Interest Receivable	9,139	25,400
Net Accrued Interest on Derivatives	106,939	121,780
Other Assets	326	(4,599)
Affordable Housing Program Liability and Discount on Advances	(3,174)	5,401
Accrued Interest Payable	(51,870)	(74,053)
Payable to Resolution Funding Corporation	(8,691)	(7,386)
Other Liabilities	(543)	(594)
Total Adjustments	104,420	26,544
Net Cash provided by (used in) Operating Activities	123,767	101,403
Investing Activities:
Net Change in:
Interest-Bearing Deposits, members and non-members	(87,532)	156,367
Federal Funds Sold, members and non-members	(2,817,000)	(290,000)
Premises, Software, and Equipment	(260)	(602)
Held-to-Maturity Securities:
Net (Increase) Decrease in Short-Term Held-to-Maturity Securities	(105,000)	(298,000)
Proceeds from Maturities of Long-Term Held-to-Maturity Securities	958,802	1,384,962
Purchases of Long-Term Held-to-Maturity Securities	(1,490,976)	(2,503,093)
Advances:
Principal Collected	10,336,792	17,524,744
Made to Members	(7,773,621)	(12,686,136)
Mortgage Loans Held for Portfolio:
Principal Collected	673,585	1,277,638
Purchases	(158,107)	(380,237)
Payments (Proceeds) from Sales of Foreclosed Properties	(162)	(81)
Other Federal Home Loan Banks:
Principal Collected on Loans	60,735	75,000
Loans Made	(60,735)	(75,000)
Net Cash provided by (used in) Investing Activities	(463,479)	4,185,562

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
(Unaudited, $ amounts in thousands)

	For the Six Months Ended
	June 30,
	2010	2009
Financing Activities:
Net Change in:
Deposits	(196,661)	378,470
Net Proceeds (Payments) on Derivative Contracts with Financing Elements	(81,799)	(62,310)
Net Proceeds from Issuance of Consolidated Obligations:
Discount Notes	333,468,395	136,629,708
Consolidated Obligation Bonds	19,678,279	18,676,912
Payments for Maturing and Retiring Consolidated Obligations:
Discount Notes	(332,285,441)	(145,471,255)
Consolidated Obligation Bonds	(21,971,100)	(15,321,000)
Borrowings from Other Federal Home Loan Banks	—	236,000
Payments for Maturities of Borrowings from Other Federal Home Loan Banks	—	(236,000)
Proceeds from Sale of Capital Stock	33,882	51,878
Payments for Redemption of Mandatorily Redeemable Capital Stock	(3,333)	(826)
Payments for Repurchase/Redemption of Capital Stock	—	(5,000)
Cash Dividends Paid	(17,207)	(29,037)
Net Cash provided by (used in) Financing Activities	(1,374,985)	(5,152,460)
Net Increase (Decrease) in Cash and Cash Equivalents	(1,714,697)	(865,495)
Cash and Cash Equivalents at Beginning of the Period	1,722,077	870,810
Cash and Cash Equivalents at End of the Period	$7,380	$5,315
Supplemental Disclosures:
Interest Paid	$348,541	$579,475
Affordable Housing Program Payments, net	6,122	3,687
Resolution Funding Corporation Assessments Paid	13,529	26,101

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements
($ amounts in thousands unless otherwise indicated)

Note 1 - Basis of Presentation

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

The interim financial statements presented herein should be read in conjunction with the Bank's audited financial statements and notes thereto, which are included in the Bank's Annual Report on Form 10-K as filed with the SEC under the Securities Exchange Act of 1934 on March 19, 2010 (“2009 Form 10-K”). The Bank's significant accounting policies and certain other disclosures are set forth in the notes to the audited financial statements in the 2009 Form 10-K. There have been no significant changes to these policies as of June 30, 2010.

The financial statements contain all adjustments which are, in the opinion of management, necessary for a fair statement of the Bank's financial position, results of operations and cash flows for the interim periods presented. All such adjustments were of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period.

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

Subsequent Events. We have evaluated events and transactions through the time of filing our second quarter 2010 Form 10-Q with the SEC, and believe there have been no material subsequent events requiring additional disclosure or recognition in the financial statements.

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 2 - Recently Issued Accounting Standards & Interpretations

Accounting for Transfers of Financial Assets. On June 12, 2009, the Financial Accounting Standards Board (“FASB”) issued guidance intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement in transferred financial assets. Key provisions of the guidance included: (i) the removal of the concept of qualifying special purpose entities; (ii) the introduction of the concept of a participating interest, in circumstances in which a portion of a financial asset has been transferred; and (iii) the requirement that to qualify for sale accounting, the transferor must evaluate whether it maintains effective control over transferred financial assets either directly or indirectly. The guidance also required enhanced disclosures about transfers of financial assets and a transferor's continuing involvement. This guidance became effective as of the beginning of each reporting entity's first annual reporting period that began after November 15, 2009 (January 1, 2010, for us), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. We adopted this guidance as of January 1, 2010. Our adoption of this guidance did not have a material effect on our financial condition, results of operations or cash flows.

Accounting for the Consolidation of Variable Interest Entities. On June 12, 2009, the FASB issued guidance intended to improve financial reporting by enterprises involved with variable interest entities (“VIEs”), by providing more relevant and reliable information to users of financial statements. This guidance amended the manner in which entities evaluate whether consolidation is required for VIEs. An entity must first perform a qualitative analysis in determining whether it must consolidate a VIE, and if the qualitative analysis is not determinative, the entity must perform a quantitative analysis. The guidance also required that an entity continually evaluate VIEs for consolidation, rather than making such an assessment based upon the occurrence of triggering events. Additionally, the guidance required enhanced disclosures about how an entity's involvement with a VIE affected its financial statements and its exposure to risks. This guidance became effective as of the beginning of each reporting entity's first annual reporting period that began after November 15, 2009 (January 1, 2010, for us), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. We adopted this guidance as of January 1, 2010. Our adoption of this guidance did not have a material effect on our financial condition, results of operations or cash flows.

Fair Value Measurements and Disclosures - Improving Disclosures about Fair Value Measurements. On January 21, 2010, the FASB issued amended guidance for the fair value measurements and disclosures. The update required a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. Furthermore, this update required a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs; clarified existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value; and amended guidance on employers' disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The new guidance became effective for interim and annual reporting periods beginning after December 15, 2009 (January 1, 2010, for us), except for the disclosures about purchases, sales, issuances, and settlements in the reconciliation in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 (January 1, 2011, for us), and for interim periods within those fiscal years. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Though early adoption was permitted, we adopted this guidance as of January 1, 2010, with the exception of the required changes noted above related to the reconciliation of Level 3 fair values, which we plan to adopt on January 1, 2011. Our adoption resulted in increased annual and interim financial statement disclosures, but did not have a material effect on our results of operations, financial condition, or cash flows.

Scope Exception Related to Embedded Credit Derivatives. On March 5, 2010, the FASB issued amended guidance to clarify that the only type of embedded credit derivative feature related to the transfer of credit risk that is exempt from derivative bifurcation requirements is one that is in the form of subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination will need to assess those embedded credit derivatives to determine if bifurcation and separate accounting as a derivative is required. This guidance is effective at the beginning of the first interim reporting period beginning after June 15, 2010 (July 1, 2010, for us). Though early adoption was permitted, we adopted this guidance as of July 1, 2010. Our adoption of this guidance will not have a material effect on our financial condition, results of operations or cash flows.

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. On July 21, 2010, the FASB issued amended guidance to enhance disclosures about an entity's allowance for credit losses and the credit quality of its financing receivables. The amended guidance requires all public and nonpublic entities with financing receivables, including loans, lease receivables and other long-term receivables, to provide disclosure of the following: (i) the nature of credit risk inherent in financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (iii) the changes and reasons for those changes in the allowance for credit losses. Both new and existing disclosures must be disaggregated by portfolio segment or class of financing receivable. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. Short-term accounts receivable, receivables measured at fair value or at the lower of cost or fair value, and debt securities are exempt from this amended guidance. For public entities, the required disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010 (December 31, 2010, for us). The required disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010 (January 1, 2011, for us). The adoption of this amended guidance will likely result in increased financial statement disclosures, but is not expected to have a material effect on our financial condition, results of operations or cash flows.

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 3 - Available-for-Sale Securities

Major Security Types. Available-for-Sale (“AFS”) securities include AAA-rated agency debentures issued or guaranteed by Government Sponsored Enterprises (“GSEs”) and purchased from non-member counterparties.  AFS securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
June 30, 2010	Cost	Gains	Losses	Fair Value
GSEs	$1,668,286	$181,399	$—	$1,849,685
Total AFS	$1,668,286	$181,399	$—	$1,849,685

December 31, 2009
GSEs	$1,672,918	$87,796	$—	$1,760,714
Total AFS	$1,672,918	$87,796	$—	$1,760,714

Gross unrealized gains as of June 30, 2010, include unrealized losses on AFS securities of $7,283 and a hedging gain of $188,682.  Gross unrealized gains as of December 31, 2009, include unrealized gains on AFS securities of $2,140 and a hedging gain of $85,656.  The unrealized gains and losses on AFS securities are included in Accumulated Other Comprehensive Income (Loss) (“AOCI”) in the Statements of Capital, and the hedging gains are included in Net Gains (Losses) on Derivatives and Hedging Activities in the Statements of Income.

Redemption Terms. The amortized cost and estimated fair value of AFS securities by contractual maturity are detailed below.

	June 30, 2010		December 31, 2009
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	1,668,286	1,849,685	1,672,918	1,760,714
Due after ten years	—	—	—	—
Total AFS	$1,668,286	$1,849,685	$1,672,918	$1,760,714

Interest Rate Payment Terms. All of the AFS securities pay a fixed rate of interest ranging from 4.88% to 5.50%.

Realized Gains and Losses.  There were no sales of AFS securities during the three and six months ended June 30, 2010, or 2009.

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 4 - Held-to-Maturity Securities

Major Security Types. Held-to-Maturity (“HTM”) securities consist primarily of mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”) and corporate debentures guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) and backed by the full faith and credit of the United States under the Temporary Liquidity Guarantee Program (“TLGP”).  Our MBS include residential MBS (“RMBS”) and commercial MBS (“CMBS”).  Our ABS include both manufactured housing and home equity loans.  Our MBS and ABS include private-label RMBS, CMBS and ABS (“Private-label MBS and ABS”). Our HTM securities also include certificates of deposit (“CDs”) and bank notes, state or local housing finance agency obligations, and corporate debentures issued by GSEs.

Our HTM securities, along with the impact of other-than-temporary-impairment (“OTTI”), were as follows. OTTI may also refer to “Other-than-Temporarily Impaired” as the context indicates.

				Gross	Gross
		OTTI		Unrecognized	Unrecognized	Estimated
	Amortized	Recognized	Carrying	Holding	Holding	Fair
June 30, 2010	Cost (1)	In AOCI	Value (2)	Gains (3)	Losses (3)	Value
Non-MBS and ABS:
GSE debentures	$125,515	$—	$125,515	$482	$—	$125,997
State or local housing finance agency obligations	—	—	—	—	—	—
CDs	105,000	—	105,000	19	—	105,019
TLGP	2,066,659	—	2,066,659	9,439	—	2,076,098
Total Non-MBS and ABS	2,297,174	—	2,297,174	9,940	—	2,307,114
MBS and ABS:
Other U.S. Obligations -guaranteed RMBS	1,961,077	—	1,961,077	30,884	(191)	1,991,770
GSE RMBS	2,270,462	—	2,270,462	75,703	—	2,346,165
Private-label RMBS	2,232,759	(250,040)	1,982,719	119,859	(49,289)	2,053,289
Private-label CMBS	—	—	—	—	—	—
Private-label ABS	23,466	—	23,466	—	(5,392)	18,074
Total MBS and ABS	6,487,764	(250,040)	6,237,724	226,446	(54,872)	6,409,298
Total HTM securities	$8,784,938	$(250,040)	$8,534,898	$236,386	$(54,872)	$8,716,412

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

				Gross	Gross
		OTTI		Unrecognized	Unrecognized	Estimated
	Amortized	Recognized	Carrying	Holding	Holding	Fair
December 31, 2009	Cost (1)	In AOCI	Value (2)	Gains (3)	Losses (3)	Value
Non-MBS and ABS:
GSE debentures	$125,893	$—	$125,893	$446	$—	$126,339
State or local housing finance agency obligations	260	—	260	—	—	260
CDs	—	—	—	—	—	—
TLGP	2,067,311	—	2,067,311	8,407	(26)	2,075,692
Total Non-MBS and ABS	2,193,464	—	2,193,464	8,853	(26)	2,202,291
MBS and ABS:
Other U.S. Obligations -guaranteed RMBS	865,160	—	865,160	164	(7,965)	857,359
GSE RMBS	2,136,381	—	2,136,381	58,880	(2,985)	2,192,276
Private-label RMBS	2,805,348	(324,041)	2,481,307	56,915	(116,891)	2,421,331
Private-label CMBS	—	—	—	—	—	—
Private-label ABS	24,839	—	24,839	—	(7,614)	17,225
Total MBS and ABS	5,831,728	(324,041)	5,507,687	115,959	(135,455)	5,488,191
Total HTM securities	$8,025,192	$(324,041)	$7,701,151	$124,812	$(135,481)	$7,690,482

(1)	Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and/or previous OTTI losses recognized in earnings.
(2)	Carrying value of HTM securities represents amortized cost after adjustment for non-credit related impairment recognized in AOCI.
(3)	Gross unrecognized holding gains (losses) represent the difference between estimated fair value and carrying value.

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following tables detail the HTM securities with unrealized losses, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2010	Value	Losses	Value	Losses	Value	Losses (1)
Non-MBS and ABS:
TLGP	$—	$—	$—	$—	$—	$—
Total Non-MBS and ABS	—	—	—	—	—	—
MBS and ABS:
Other U.S. Obligations - guaranteed RMBS	256,401	(191)	—	—	256,401	(191)
GSE RMBS	404	—	—	—	404	—
Private-label RMBS	30,709	(126)	1,993,979	(179,379)	2,024,688	(179,505)
Private-label CMBS	—	—	—	—	—	—
Private-label ABS	—	—	18,074	(5,392)	18,074	(5,392)
Total MBS and ABS	287,514	(317)	2,012,053	(184,771)	2,299,567	(185,088)
Total impaired HTM securities	$287,514	$(317)	$2,012,053	$(184,771)	$2,299,567	$(185,088)

December 31, 2009
Non-MBS and ABS:
TLGP	$46,263	$(26)	$—	$—	$46,263	$(26)
Total Non-MBS and ABS	46,263	(26)	—	—	46,263	(26)
MBS and ABS:
Other U.S. Obligations - guaranteed RMBS	746,222	(7,965)	—	—	746,222	(7,965)
GSE RMBS	280,660	(2,985)	—	—	280,660	(2,985)
Private-label RMBS	—	—	2,421,331	(384,017)	2,421,331	(384,017)
Private-label CMBS	—	—	—	—	—	—
Private-label ABS	—	—	17,225	(7,614)	17,225	(7,614)
Total MBS and ABS	1,026,882	(10,950)	2,438,556	(391,631)	3,465,438	(402,581)
Total impaired HTM securities	$1,073,145	$(10,976)	$2,438,556	$(391,631)	$3,511,701	$(402,607)

(1)
The unrealized losses at June 30, 2010, of $185,088 include OTTI recognized in AOCI of $250,040, gross unrecognized holding losses of $54,872, and gross unrecognized holding gains on OTTI securities of $119,824 (due to an increase in fair value since their previous OTTI).  Comparatively, the unrealized losses at December 31, 2009, of $402,607 include OTTI recognized in AOCI of $324,041, gross unrecognized holding losses of $135,481, and gross unrecognized holding gains on OTTI securities of $56,915 (due to an increase in fair value since their previous OTTI).

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Redemption Terms. The amortized cost and estimated fair value of non-MBS and ABS by contractual maturity are detailed below.  Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	June 30, 2010			December 31, 2009
			Estimated			Estimated
	Amortized	Carrying	Fair	Amortized	Carrying	Fair
Year of Contractual Maturity	Cost (1)	Value (1)	Value	Cost (1)	Value (1)	Value
Non-MBS and ABS:
Due in one year or less	$290,000	$290,000	$290,239	$—	$—	$—
Due after one year through five years	2,007,174	2,007,174	2,016,875	2,193,204	2,193,204	2,202,031
Due after five years through ten years	—	—	—	—	—	—
Due after ten years	—	—	—	260	260	260
Total Non-MBS and ABS	2,297,174	2,297,174	2,307,114	2,193,464	2,193,464	2,202,291
Total MBS and ABS	6,487,764	6,237,724	6,409,298	5,831,728	5,507,687	5,488,191
Total HTM securities	$8,784,938	$8,534,898	$8,716,412	$8,025,192	$7,701,151	$7,690,482

(1)	Carrying value of HTM securities represents amortized cost after adjustment for non-credit related impairment recognized in AOCI.

Interest Rate Payment Terms. The following table details interest rate payment terms for HTM securities, at amortized cost:

Interest Rate Payment Terms	June 30, 2010	December 31, 2009
Non-MBS and ABS:
Fixed-rate	$130,515	$26,153
Variable-rate	2,166,659	2,167,311
Total Non-MBS and ABS	2,297,174	2,193,464
MBS and ABS:
Pass-through securities:
Fixed-rate	1,305,926	727,887
Variable-rate	527,083	424,400
Collateralized mortgage obligations:
Fixed-rate	2,929,781	3,333,691
Variable-rate	1,724,974	1,345,750
Total MBS and ABS	6,487,764	5,831,728
Total HTM securities, at amortized cost	$8,784,938	$8,025,192

Variable-rate pass-through securities include hybrid adjustable mortgage securities of $273,857 and $424,400 at June 30, 2010, and December 31, 2009, respectively.  Variable-rate collateralized mortgage obligations include hybrid adjustable mortgage securities of $805,431 and $1,009,130 at June 30, 2010, and December 31, 2009, respectively.

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table details the net (discounts) premiums included in the amortized cost of our HTM securities:

Net (Discounts) Premiums	June 30, 2010	December 31, 2009
Non-MBS and ABS:
Net purchased (discounts) premiums	$3,209	$4,239
Total Non-MBS and ABS	3,209	4,239
MBS and ABS:
Net purchased (discounts) premiums	62,698	32,190
OTTI related credit losses	(128,051)	(60,291)
OTTI related accretion adjustments	(4,097)	(1,533)
Other - net discounts reclassified into credit losses	(5,988)	(5,142)
Total MBS and ABS	(75,438)	(34,776)
Total HTM securities, net (discounts) premiums included in amortized cost	$(72,229)	$(30,537)

Realized Gains and Losses.  There were no sales of HTM securities during the three and six months ended June 30, 2010, or 2009.

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 5 - Other-Than-Temporary Impairment Analysis

OTTI Evaluation Process.  We evaluate our individual AFS and HTM securities that are in an unrealized loss position for OTTI on a quarterly basis as described in our 2009 Form 10-K.

Our evaluation includes an estimate of cash flows that we are likely to collect based on an assessment of each individual security, the structure of the security and certain assumptions as determined by the 12 Federal Home Loan Banks' ("FHLBs") OTTI Governance Committee, such as the prepayment speeds, default rates, loss severity on the collateral supporting our security based on underlying loan-level borrower and loan characteristics, expected housing price changes, and interest rates, to determine whether and to what extent any principal losses will occur.

A significant input is the forecast of future housing price changes for the relevant states and core-based statistical areas (“CBSA”), which are based on an assessment of the relevant housing markets.  Our housing price forecast assumed CBSA level current-to-trough home price declines ranging from 0% to 12% over the 3- to 9-month period beginning April 1, 2010.  Thereafter, home prices are projected to remain flat in the first six months, increase 0.5% in the next six months, 3% in the second year and 4% in each subsequent year.

The results of our cash-flow analysis can vary significantly with changes in assumptions and expectations.

Results of OTTI Evaluation Process.  For our agency MBS, we determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect us from losses based on current expectations.  As a result, we have determined that, as of June 30, 2010, all of the gross unrealized losses on our agency MBS are temporary.  The declines in market value of these securities are not attributable to credit quality, we do not intend to sell the investments, and it is not more likely than not (i.e., not likely) that we will be required to sell the investments before recovery of their amortized cost.  As a result, we do not consider any of these investments to be OTTI at June 30, 2010.

Based on our evaluations, for the three months ended June 30, 2010, we recognized OTTI credit losses of $61,694 for 23 private-label RMBS.  We do not intend to sell these securities, and it is not more likely than not (i.e., not likely) that we will be required to sell these securities before our anticipated recovery of each security's remaining amortized cost.  However, we determined that we would not recover the entire amortized cost of these securities. Certain estimates were refined and certain assumptions were adjusted this quarter, particularly related to prime loans, which resulted in significantly higher projected losses relative to prior quarters due to our investment concentration in prime private-label RMBS.

For these 23 securities, the following table details the significant inputs used to determine the amount of credit loss recognized in Other Income (Loss) during this period as well as the related current credit enhancement. Credit enhancement includes subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a shortfall of cash flows on the security. The calculated averages represent the dollar-weighted averages of all the private-label RMBS in each category shown. The classification (prime or Alt-A) is based on the model used to estimate the cash flows for the security, which may not be the same as the classification at the time of origination.

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

	Significant Inputs for OTTI private-label RMBS						Current Credit
	Prepayment Rates		Default Rates		Loss Severities		Enhancement
	Weighted		Weighted		Weighted		Weighted
	Average	Range	Average	Range	Average	Range	Average	Range
Year of Securitization	%	%	%	%	%	%	%	%
Prime:
2007	7.1	5.8 - 8.5	48.0	29.8 - 61.4	50.0	44.2 - 54.3	6.0	2.4 - 12.6
2006	8.0	5.5 - 11.4	23.7	14.6 - 34.1	36.3	34.7 - 37.7	5.3	3.8 - 8.7
2005	11.1	9.5 - 11.8	32.4	26.6 - 39.3	43.6	40.9 - 52.7	9.3	6.3 - 10.4
Total Prime	8.7	5.5 - 11.8	38.8	14.6 - 61.4	45.7	34.7 - 54.3	7.0	2.4 - 12.6
Alt-A:
2006	13.1	13.1	21.2	21.2	42.5	42.5	4.7	4.7
2005	9.4	7.6 - 13.4	40.1	26.2 - 46.3	40.4	35.2 - 42.7	5.7	5.2 - 6.0
Total Alt-A	10.8	7.6 - 13.4	32.9	21.2 - 46.3	41.2	35.2 - 42.7	5.3	4.7 - 6.0
Total OTTI private-label RMBS	8.8	5.5 - 13.4	38.4	14.6 - 61.4	45.3	34.7 - 54.3	6.9	2.4 - 12.6

The following table details the classification of our 23 securities for which an OTTI loss was recognized during the three months ended June 30, 2010, based on our impairment analysis of our investment portfolio at June 30, 2010.  The table also details the classification of our 25 securities for which an OTTI loss was recognized during the life of the securities, which represents securities impaired prior to 2010 as well as during the six months ended June 30, 2010. Securities are classified based on the classification (prime or Alt-A) by the Nationally Recognized Statistical Rating Organizations (“NRSRO”) upon issuance.

	Unpaid			Estimated
	Principal	Amortized	Carrying	Fair
For the Three Months Ended June 30, 2010	Balance	Cost	Value	Value
OTTI HTM securities:
Private-label RMBS - prime	$1,311,819	$1,180,558	$946,979	$1,060,479
Private-label RMBS - Alt-A	62,374	56,990	49,110	50,403
Total OTTI HTM securities	$1,374,193	$1,237,548	$996,089	$1,110,882

For the Life-to-Date Ended June 30, 2010
OTTI HTM securities:
Private-label RMBS - prime	$1,371,779	$1,239,026	$996,866	$1,115,397
Private-label RMBS - Alt-A	62,374	56,990	49,110	50,403
Total OTTI HTM securities	$1,434,153	$1,296,016	$1,045,976	$1,165,800
Total HTM MBS and ABS	$6,563,202	$6,487,764	$6,237,724	$6,409,298
Total HTM securities	$8,857,167	$8,784,938	$8,534,898	$8,716,412

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The table below details the credit and non-credit OTTI losses on our securities.  Securities are classified based on the classification by the NRSROs upon issuance.

		Net	Total
	Credit	Non-Credit	OTTI
For the Three Months Ended June 30, 2010	Losses	(Gains) Losses	Losses
OTTI HTM securities:
Private-label RMBS - prime	$60,177	$(53,219)	$6,958
Private-label RMBS - Alt-A	1,517	(649)	868
Total OTTI HTM securities	$61,694	$(53,868)	$7,826
For the Six Months Ended June 30, 2010
OTTI HTM securities:
Private-label RMBS - prime	$65,967	$(44,556)	$21,411
Private-label RMBS - Alt-A	1,793	(925)	868
Total OTTI HTM securities	$67,760	$(45,481)	$22,279

For previously impaired securities that were further impaired in the current quarter, and for which the current fair value is greater than the fair value at the time of the previous impairment, an amount equal to all or a portion of the current quarter credit loss is reclassified out of non-credit losses in AOCI and into Other Income (Loss). This amount totaled $60,987 and $66,769 for the three and six months ended June 30, 2010, respectively, and $0 for the three and six months ended June 30, 2009.

For the three and six months ended June 30, 2010, we accreted $14,744 and $28,520, respectively, of non-credit losses from AOCI to the carrying value of HTM securities, compared to $8,245 for the three and six months ended June 30, 2009.

The following table details a rollforward by quarter of the cumulative credit losses recognized in Other Income (Loss). The rollforward excludes the portion of OTTI losses that were recognized in AOCI.

For the Three Months Ended March 31, and June 30,	2010	2009
Balance as of January 1,	$60,291	$—
Additions:
Credit losses for which OTTI was not previously recognized	180	18,550
Additional credit losses for which OTTI was previously recognized	5,886	—
Reductions	—	—
Balance as of March 31,	66,357	18,550
Additions:
Credit losses for which OTTI was not previously recognized	514	1,129
Additional credit losses for which OTTI was previously recognized	61,180	915
Reductions	—	—
Balance as of June 30,	$128,051	$20,594

The remaining unrealized losses in our HTM portfolio are due to illiquidity in the marketplace and credit deterioration in the U.S. mortgage markets.  However, the losses are considered temporary as we expect to recover the entire amortized cost on the remaining HTM securities in an unrealized loss position and we do not intend to sell these securities, and it is not more likely than not (i.e., not likely) that we will be required to sell these securities before our anticipated recovery of the remaining amortized cost.

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 6 - Advances

Redemption Terms.  We had Advances (secured loans) outstanding, including Affordable Housing Program (“AHP”) Advances, at interest rates ranging from 0.19% to 8.34%, as detailed below.

	June 30, 2010		December 31, 2009
Year of Contractual Maturity	Amount	WAIR(1) %	Amount	WAIR(1) %
Overdrawn demand and overnight deposit accounts	$2,242	2.47	$—	—
Due in 1 year or less	3,817,467	3.61	5,045,723	3.65
Due after 1 year through 2 years	2,558,034	3.93	2,842,987	4.13
Due after 2 years through 3 years	4,564,915	3.76	4,152,585	4.01
Due after 3 years through 4 years	1,297,474	3.38	2,495,969	3.70
Due after 4 years through 5 years	944,480	3.47	1,003,680	3.57
Thereafter	5,962,129	2.79	6,168,969	2.81
Total Advances, par value	19,146,741	3.41	21,709,913	3.55
Unamortized discount on AHP Advances	(130)		(156)
Unamortized discount on Advances	(828)		(243)
Hedging adjustments	835,201		724,297
Other adjustments (2)	7,653		9,093
Total Advances	$19,988,637		$22,442,904

(1)	Weighted Average Interest Rate.
(2)	Other adjustments include deferred prepayment fees being recognized through the payments on the new advance.

In general, Advances may only be prepaid by paying a fee (prepayment fee) that makes us financially indifferent to the prepayment of the Advance. We also offer Advances to members that contain call options that may be exercised with or without prepayment fees at the borrower's discretion on predetermined dates (call dates) before the stated maturities (callable Advances).  Borrowers typically exercise their call options for fixed-rate Advances when interest rates decline or for adjustable-rate Advances when spreads change. At June 30, 2010, and December 31, 2009, we had callable Advances of $3,315,825 and $3,494,781, respectively.

The following table details Advances by the earlier of the year of contractual maturity or next call date:

Year of Contractual Maturity or Next Call Date	June 30, 2010	December 31, 2009
Overdrawn demand and overnight deposit accounts	$2,242	$—
Due in 1 year or less	5,296,317	6,478,573
Due after 1 year through 2 years	3,162,534	2,732,487
Due after 2 years through 3 years	4,777,915	5,027,585
Due after 3 years through 4 years	1,250,474	2,495,969
Due after 4 years through 5 years	865,480	976,680
Thereafter	3,791,779	3,998,619
Total Advances, par value	$19,146,741	$21,709,913

We also offer putable Advances to members. Putable Advances allow us to terminate the Advance at predetermined exercise dates, which we would typically exercise when interest rates increase. At June 30, 2010, and December 31, 2009, we had putable Advances outstanding totaling $4,695,450 and $5,240,500, respectively.

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table details Advances by the earlier of the year of contractual maturity or next put date:

Year of Contractual Maturity or Next Put Date	June 30, 2010	December 31, 2009
Overdrawn demand and overnight deposit accounts	$2,242	$—
Due in 1 year or less	6,682,417	8,075,673
Due after 1 year through 2 years	2,092,334	2,763,487
Due after 2 years through 3 years	2,782,665	2,034,385
Due after 3 years through 4 years	1,228,474	2,232,719
Due after 4 years through 5 years	912,480	950,680
Thereafter	5,446,129	5,652,969
Total Advances, par value	$19,146,741	$21,709,913

Advance Concentrations. The following table details borrowers holding $1.0 billion or more of our total par value of Advances as of either June 30, 2010, or December 31, 2009:

	June 30, 2010		December 31, 2009
	Advances	Percent of	Advances	Percent of
Borrower	Outstanding	Total	Outstanding	Total
Flagstar Bank, FSB	$3,650,000	19%	$3,900,000	18%
Jackson National Life Insurance Company	1,750,000	9%	1,750,000	8%
Bank of America, N.A.	900,000	5%	1,450,000	7%
Citizens Bank, Flint, Michigan	979,889	5%	1,279,917	6%
Total	$7,279,889	38%	$8,379,917	39%
Total Advances, par value	$19,146,741	100%	$21,709,913	100%

At June 30, 2010, and December 31, 2009, we held $15,662,804 and $17,178,561 unpaid principal balance of collateral, respectively, to cover the Advances to these four institutions, and therefore we do not expect to incur any credit losses on these Advances.  (See Note 15 for more information on transactions with shareholders.)

Interest Rate Payment Terms. The following table details interest rate payment terms for Advances:

Interest Rate Payment Terms	June 30, 2010	December 31, 2009
Fixed-rate	$15,594,742	$17,974,562
Variable-rate	3,551,999	3,735,351
Total Advances, par value	$19,146,741	$21,709,913

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 7 - Mortgage Loans Held for Portfolio

Through the Mortgage Purchase Program (“MPP”), we hold mortgage loans that are purchased from and primarily serviced by Participating Financial Institutions (“PFIs”).  These mortgage loans are credit-enhanced by PFIs and supplemental mortgage insurance (“SMI”) or guaranteed or insured by Federal agencies.  The following table details information on Mortgage Loans Held for Portfolio:

	June 30, 2010	December 31, 2009
Fixed-rate medium-term(1) mortgages	$976,093	$1,068,593
Fixed-rate long-term(2) mortgages	5,763,982	6,188,534
Total Mortgage Loans Held for Portfolio, par value	6,740,075	7,257,127
Unamortized premiums	28,074	39,907
Unamortized discounts	(25,667)	(36,062)
Hedging adjustments	6,636	10,923
Total Mortgage Loans Held for Portfolio	$6,749,118	$7,271,895

(1)	Medium-term is defined as an original term of 15 years or less.
(2)	Long-term is defined as an original term greater than 15 years.

The following table details the types of Mortgage Loans Held for Portfolio:

Type of Mortgage Loans Held for Portfolio	June 30, 2010	December 31, 2009
Conventional loans	$6,253,530	$6,667,919
Federal Housing Administration ("FHA")	486,545	589,208
Total Mortgage Loans Held for Portfolio, par value	$6,740,075	$7,257,127

To manage the inherent credit risk in conventional MPP, a portion of the periodic interest payments on the loans is deposited into the lender risk account (“LRA”) and another portion is used to pay the premium on SMI.  When a credit loss occurs on an MPP pool, the accumulated LRA for that pool is used to cover the credit loss in excess of homeowners' equity and private mortgage insurance (“PMI”) until the LRA is exhausted.  After the LRA is exhausted, the SMI protects against credit losses down to approximately 50% of the property's original value subject to, in certain cases, an aggregate stop-loss provision in the SMI policy.  LRA funds not used are returned to the member (or to the group of members participating in an aggregate MPP pool) over time.

The following table details the changes in the LRA:

	Six Months Ended	Year Ended
Activity	June 30, 2010	December 31, 2009
Balance of LRA at beginning of period	$23,754	$21,892
Collected through periodic interest payments	2,415	5,352
Disbursed for mortgage loan losses	(4,443)	(2,193)
Returned to members	(405)	(1,297)
Balance of LRA at end of period	$21,321	$23,754

Mortgage loans are considered impaired when, by collectively evaluating groups of smaller balance homogenous loans, and using current, historical and projected information and events, it is probable that we will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement.  At June 30, 2010, and December 31, 2009, we had no investments in mortgage loans that were considered impaired.  Therefore, the allowance for credit losses was $0 at June 30, 2010, and December 31, 2009.  The provision for credit losses was $0 for each of the three and six months ended June 30, 2010, and 2009.

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 8 - Derivative and Hedging Activities

Managing Credit Risk of Derivatives

At June 30, 2010, and December 31, 2009, our maximum credit risk of derivatives, as defined in the 2009 Form 10-K, was approximately $4,852 and $1,714, respectively, which include $8,740 and $689, respectively, of net accrued interest receivable.  In determining maximum credit risk, we consider accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty.  We held cash collateral of $3,665 and $0 at June 30, 2010, and December 31, 2009, respectively, for net uncollateralized balances of $1,187 and $1,714.

We have credit support agreements that contain provisions requiring us to post additional collateral with our counterparties if there is deterioration in our credit rating.  If our credit rating is lowered by a major credit rating agency, we could be required to deliver additional collateral on derivative instruments in net liability positions.  Our senior credit rating was not lowered during the previous 12 months.  However, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest on cash collateral) at June 30, 2010, was $1,032,104 for which we have posted collateral, including accrued interest, of $168,019 in the normal course of business.  In addition, we held other derivative instruments in a net liability position of $417 that are not subject to credit support agreements containing credit-risk related contingent features.  If our credit rating had been lowered from its current rating to the next lower rating, we could have been required to deliver up to an additional $714,419 of collateral (at fair value) to our derivative counterparties at June 30, 2010.

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

Financial Statement Effect and Additional Financial Information

Derivative Notional Amounts.  The notional amount of derivatives serves as a factor in determining periodic interest payments or cash flows received and paid.

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Fair Value Amounts.  The following tables detail the notional amount and fair value of derivative instruments. For purposes of these tables, the fair values include related accrued interest as reported on the Statements of Condition.

	Notional	Fair Value	Fair Value
	Amount of	of Derivative	of Derivative
June 30, 2010	Derivatives	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$34,246,744	$145,095	$1,171,137
Total derivatives designated as hedging instruments	34,246,744	145,095	1,171,137
Derivatives not designated as hedging instruments:
Interest rate swaps	530,488	3	1,584
Interest rate futures/forwards	43,100	—	410
Mortgage delivery commitments	43,929	371	7
Total derivatives not designated as hedging instruments	617,517	374	2,001
Total derivatives before adjustments	$34,864,261	145,469	1,173,138
Netting adjustments		(140,617)	(140,617)
Cash collateral and related accrued interest		(3,665)	(168,019)
Total adjustments (1)		(144,282)	(308,636)
Total derivatives, net		$1,187	$864,502

December 31, 2009
Derivatives designated as hedging instruments:
Interest rate swaps	$36,317,525	$196,671	$988,424
Total derivatives designated as hedging instruments	36,317,525	196,671	988,424
Derivatives not designated as hedging instruments:
Interest rate swaps	36,227	615	485
Interest rate futures/forwards	41,100	765	—
Mortgage delivery commitments	38,328	4	617
Total derivatives not designated as hedging instruments	115,655	1,384	1,102
Total derivatives before adjustments	$36,433,180	198,055	989,526
Netting adjustments		(196,341)	(196,341)
Cash collateral and related accrued interest		—	(80,469)
Total adjustments (1)		(196,341)	(276,810)
Total derivatives, net		$1,714	$712,716

(1)
Amounts represent the effect of legally enforceable master netting agreements that allow us to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table details the components of Net Gains (Losses) on Derivatives and Hedging Activities reported in Other Income (Loss):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Net gain (loss) related to fair value hedge ineffectiveness:
Interest rate swaps	$7	$(223)	$(1,401)	$(1,537)
Total net gain (loss) related to fair value hedge ineffectiveness	7	(223)	(1,401)	(1,537)
Net gain (loss) related to derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	(495)	4,652	34	5,635
Interest rate futures/forwards	(1,315)	1,273	(1,858)	643
Mortgage delivery commitments	910	(1,834)	1,157	(2,116)
Total net gain (loss) related to derivatives not designated as hedging instruments	(900)	4,091	(667)	4,162
Net Gains (Losses) on Derivatives and Hedging Activities	$(893)	$3,868	$(2,068)	$2,625

The following tables detail, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedging relationships and the effect of those derivatives on Net Interest Income for the three and six months ended June 30, 2010, and 2009:

	Gain (Loss)	Gain (Loss)	Net Fair	Effect on
	on	on Hedged	Value Hedge	Net Interest
For the Three Months Ended June 30, 2010	Derivative	Item	Ineffectiveness	Income (1)
Advances	$(53,621)	$52,861	$(760)	$(126,585)
CO Bonds	2,110	(893)	1,217	50,755
AFS	(76,976)	76,526	(450)	(16,764)
Total	$(128,487)	$128,494	$7	$(92,594)
For the Three Months Ended June 30, 2009
Advances	$182,943	$(183,213)	$(270)	$(139,531)
CO Bonds	(25,056)	24,369	(687)	35,847
AFS	100,323	(99,589)	734	(13,615)
Total	$258,210	$(258,433)	$(223)	$(117,299)
For the Six Months Ended June 30, 2010
Advances	$(78,297)	$76,293	$(2,004)	$(262,638)
CO Bonds	2,357	(1,093)	1,264	115,407
AFS	(103,688)	103,027	(661)	(33,817)
Total	$(179,628)	$178,227	$(1,401)	$(181,048)
For the Six Months Ended June 30, 2009
Advances	$243,117	$(258,901)	$(15,784)	$(255,806)
CO Bonds	(82,635)	99,071	16,436	73,905
AFS	128,522	(130,711)	(2,189)	(24,489)
Total	$289,004	$(290,541)	$(1,537)	$(206,390)

(1)	The net interest on derivatives in fair value hedging relationships is presented in the Interest Income / Interest Expense line item of the respective hedged item.

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 9 - Deposits

Demand, overnight, and other deposits pay interest based on a daily interest rate. Time deposits pay interest based on a fixed rate determined at the time of the deposit. The following table details the weighted average interest rates paid on average Interest-Bearing Deposits during the three and six months ended June 30, 2010, and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
WAIR	0.05%	0.06%	0.04%	0.09%

The following table details Interest-Bearing Deposits and Non-Interest-Bearing Deposits:

Type of Deposits	June 30, 2010	December 31, 2009
Interest-Bearing Deposits:
Demand and overnight	$605,375	$806,185
Time	15,000	15,224
Other	22	22
Total Interest-Bearing Deposits	620,397	821,431
Non-Interest-Bearing Deposits (1):
Other	4,129	3,420
Total Non-Interest Bearing Deposits	4,129	3,420
Total Deposits	$624,526	$824,851

(1)	Non-Interest-Bearing Deposits includes pass-through deposit reserves from members.

The aggregate amount of time deposits with a denomination of $100 or more was $15,000 and $15,224 as of June 30, 2010, and December 31, 2009, respectively.

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 10 - Consolidated Obligations

Interest Rate Payment Terms. The following table details CO Bonds by interest-rate payment term:

Interest Rate Payment Terms	June 30, 2010	December 31, 2009
Fixed-rate	$30,949,500	$30,959,600
Step-up	970,000	1,690,000
Simple variable-rate	905,000	2,916,000
Range bonds	101,000	—
Conversion	565,000	225,000
Total CO Bonds, par value	$33,490,500	$35,790,600

Redemption Terms.  The following tables detail our participation in CO Bonds outstanding:

	June 30, 2010		December 31, 2009
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$16,468,150	0.99	$17,740,550	1.25
Due after 1 year through 2 years	3,054,750	2.48	4,353,650	1.92
Due after 2 years through 3 years	2,994,000	2.26	2,943,550	2.61
Due after 3 years through 4 years	1,799,200	3.01	1,998,750	2.98
Due after 4 years through 5 years	1,942,050	3.08	1,981,900	3.26
Thereafter	7,232,350	4.36	6,772,200	4.69
Total CO Bonds, par value	33,490,500	2.20	35,790,600	2.30
Unamortized bond premiums	43,302		35,729
Unamortized bond discounts	(24,114)		(24,947)
Hedging adjustments	106,732		106,407
Total CO Bonds	$33,616,420		$35,907,789

By Redemption Feature	June 30, 2010	December 31, 2009
Non-callable or non-putable	$21,172,500	$25,530,600
Callable	12,318,000	10,260,000
Total CO Bonds, par value	$33,490,500	$35,790,600

Year of Contractual Maturity or Next Call Date	June 30, 2010	December 31, 2009
Due in 1 year or less	$25,125,150	$26,744,550
Due after 1 year through 2 years	2,132,750	3,168,650
Due after 2 years through 3 years	1,857,000	1,594,550
Due after 3 years through 4 years	857,200	1,206,750
Due after 4 years through 5 years	877,050	676,900
Thereafter	2,641,350	2,399,200
Total CO Bonds, par value	$33,490,500	$35,790,600

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Our participation in Discount Notes, all of which are due within one year, was as follows:

	June 30, 2010	December 31, 2009
Book value	$7,433,488	$6,250,093
Par value	7,435,234	6,251,677
Weighted average effective interest rate	0.15%	0.12%

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 11 - Capital

We are subject to capital requirements under our capital plan and the Federal Housing Finance Agency (“Finance Agency”) rules and regulations.

As detailed in the following table, we were in compliance with the Finance Agency's capital requirements at June 30, 2010, and December 31, 2009.

	June 30, 2010		December 31, 2009
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$795,454	$2,863,362	$888,918	$2,830,673
Regulatory permanent capital-to-asset ratio	4.00%	6.27%	4.00%	6.07%
Regulatory permanent capital	$1,825,575	$2,863,362	$1,863,963	$2,830,673
Leverage ratio	5.00%	9.41%	5.00%	9.11%
Leverage capital	$2,281,969	$4,295,043	$2,329,953	$4,246,009

Mandatorily Redeemable Capital Stock (“MRCS”) is considered capital for regulatory purposes.  AOCI is not considered capital (i.e., does not increase or decrease capital, for regulatory purposes.)

Mandatorily Redeemable Capital Stock. We reclassify capital stock subject to redemption from capital to a liability once a member withdraws from membership, or attains non-member status by merger or acquisition, charter termination, relocation, or involuntary termination from membership. Shares of capital stock meeting these definitions are reclassified to a liability at fair value, at which time a five-year redemption period commences. Dividends declared on capital stock classified as a liability are accrued at the expected dividend rate and reported as Interest Expense in the Statements of Income, as follows, for the three and six months ended June 30, 2010, and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Dividends on MRCS	$3,612	$2,993	$7,191	$6,926

At June 30, 2010, and December 31, 2009, we had $781,441 and $755,660, respectively, in capital stock subject to mandatory redemption.  These amounts have been classified as a liability in the Statements of Condition.

The following table details the activities in MRCS:

	Six Months Ended	Year Ended
Activity	June 30, 2010	December 31, 2009
Balance at beginning of period	$755,660	$539,111
Due to mergers and acquisitions	31,211	220,389
Due to change in status	(2,150)	—
Redemptions/repurchases during the period	(3,333)	(4,160)
Accrued dividends	53	320
Balance at end of period	$781,441	$755,660

The number of former members holding MRCS was 30 and 29 at June 30, 2010, and December 31, 2009, respectively, which includes eight and five institutions, respectively, acquired by the FDIC in its capacity as receiver.

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table details the amount of MRCS by year of redemption.  The year of redemption in the table is the later of the end of the five-year redemption period, or the maturity date of the activity to which the stock is related, if the stock represents the activity-based stock purchase requirement of a non-member (a former member that withdrew from membership, merged into a non-member or was otherwise acquired by a non-member).  Consistent with the current capital plan, we are not required to redeem activity-based stock until the later of the expiration of the notice of redemption or until the activity to which the capital stock relates no longer remains outstanding.  If activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding, we may redeem the excess stock at management's discretion, subject to the Statutory and Regulatory Restrictions on Capital Stock Redemption discussed in our 2009 Form 10-K.

Year of Redemption	June 30, 2010	December 31, 2009
Year 1 (1)	$28,349	$4,395
Year 2	123,676	138,923
Year 3	43,262	14,422
Year 4	354,564	379,681
Year 5	231,590	218,239
Total MRCS	$781,441	$755,660

(1)
Includes $500 of MRCS that has reached the end of the five-year redemption period but for which credit products remain outstanding.  Accordingly, these shares of stock will not be redeemed until the credit products are no longer outstanding.

Excess Capital Stock.  Excess stock is defined as the amount of stock held by a member or former member in excess of that institution's minimum stock requirement.  Finance Agency rules limit the ability of an FHLB to create member excess stock under certain circumstances.  We may not pay dividends in the form of capital stock or issue new excess stock to members if our excess stock exceeds 1% of our Total Assets or if the issuance of excess stock would cause our excess stock to exceed 1% of our Total Assets.  Our excess stock exceeded 1% of our Total Assets at June 30, 2010, and December 31, 2009.  Therefore, we are currently not permitted to distribute stock dividends.

Stock Redemption Requests.  The following table details the amount of stock not considered MRCS that is subject to a redemption request by year of redemption:

Year of Redemption	June 30, 2010	December 31, 2009
Year 1	$24,375	$—
Year 2	5,450	29,825
Year 3	2,750	2,750
Year 4	—	—
Year 5	100,540	98,500
Total	$133,115	$131,075

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 12 - Segment Information

We have identified two primary operating segments as defined in our 2009 Form 10-K:

•
Credit Services, Investments and Deposit Products (“Traditional”), which includes credit services (such as Advances, letters of credit and lines of credit), investments (including Federal Funds Sold, AFS securities, HTM securities), and deposits; and

•
MPP, which consists of mortgage loans purchased from our members.

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

 The following tables detail our financial performance by operating segment:

	For the Three Months ended			For the Six Months ended
June 30, 2010	Traditional	MPP	Total	Traditional	MPP	Total
Net Interest Income	$40,460	$15,607	$56,067	$79,757	$37,957	$117,714
Other Income (Loss)	(61,353)	(404)	(61,757)	(67,372)	(700)	(68,072)
Other Expenses	10,894	629	11,523	21,289	1,220	22,509
Income (Loss) Before Assessments	(31,787)	14,574	(17,213)	(8,904)	36,037	27,133
Total Assessments	(8,138)	3,867	(4,271)	(1,775)	9,561	7,786
Net Income (Loss)	$(23,649)	$10,707	$(12,942)	$(7,129)	$26,476	$19,347
June 30, 2009
Net Interest Income	$43,536	$36,291	$79,827	$81,113	$60,197	$141,310
Other Income (Loss)	3,045	(561)	2,484	(15,125)	(1,473)	(16,598)
Other Expenses	9,311	495	9,806	20,893	1,158	22,051
Income Before Assessments	37,270	35,235	72,505	45,095	57,566	102,661
Total Assessments	10,132	9,348	19,480	12,529	15,273	27,802
Net Income (Loss)	$27,138	$25,887	$53,025	$32,566	$42,293	$74,859

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 13 - Estimated Fair Values

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

Level 1 - We carry Rabbi Trust assets (publicly-traded mutual funds) at Level 1 fair value in Other Assets on our Statements of Condition.  These assets were acquired to fund non-qualified benefit plans.

Level 2 - We carry AFS securities, Derivative Assets and Derivative Liabilities at Level 2 fair value on our Statements of Condition.

Level 3 - We carry certain HTM securities at Level 3 fair value on our Statements of Condition.

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

Fair Value on a Recurring Basis.  Described below are our fair value measurement methodologies for assets and liabilities carried at fair value on a recurring basis:

•
Rabbi Trust assets (publicly-traded mutual funds) - The estimated fair values are based on quoted market prices (unadjusted) for identical assets in active markets.

•
AFS securities - The estimated fair values are based on a Bloomberg composite of executable prices from participating dealers.  The fair values of these assets fall within the Level 2 hierarchy as we consider the assets to trade in markets where there is not enough volume or depth to be considered active.

•
Derivative Assets and Derivative Liabilities - The estimated fair values are based on the U.S. dollar swap curve, swaption values, or Federal National Mortgage Association (“Fannie Mae”) to-be-announced (“TBA”) values.  Derivative market values are compared each month to market values provided by the derivative counterparties, and significant differences are investigated, based on certain criteria, and analyzed.

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following tables detail, for each hierarchy level, our assets and liabilities that are carried at fair value on a recurring basis on our Statements of Condition:

	Fair Value Measurements
					Netting
June 30, 2010	Total	Level 1	Level 2	Level 3	Adjustment (1)
Assets:
AFS securities:
GSEs	$1,849,685	$—	$1,849,685	$—	$—
Derivative Assets:
Interest rate swaps	816	—	145,098	—	(144,282)
Interest rate futures/forwards	—	—	—	—	—
Mortgage delivery commitments	371	—	371	—	—
Total Derivative Assets	1,187	—	145,469	—	(144,282)
Rabbi Trust (included in Other Assets)	13,970	13,970	—	—	—
Total assets at fair value	$1,864,842	$13,970	$1,995,154	$—	$(144,282)

Liabilities:
Derivative Liabilities
Interest rate swaps	$864,085	$—	$1,172,721	$—	$(308,636)
Interest rate futures/forwards	410	—	410	—	—
Mortgage delivery commitments	7	—	7	—	—
Total Derivative Liabilities	864,502	—	1,173,138	—	(308,636)
Total liabilities at fair value	$864,502	$—	$1,173,138	$—	$(308,636)
December 31, 2009
Assets:
AFS securities:
GSEs	$1,760,714	$—	$1,760,714	$—	$—
Derivative Assets	1,714	—	198,055	—	(196,341)
Rabbi Trust (included in Other Assets)	14,591	14,591	—	—	—
Total assets at fair value	$1,777,019	$14,591	$1,958,769	$—	$(196,341)

Liabilities:
Derivative Liabilities	$712,716	$—	$989,526	$—	$(276,810)
Total liabilities at fair value	$712,716	$—	$989,526	$—	$(276,810)

(1)
Amounts represent the effect of legally enforceable master netting agreements that allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same counterparties.

Fair Value on a Nonrecurring Basis. We measure certain HTM at fair value on a nonrecurring basis. These assets are not carried at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances (e.g., when there is evidence of OTTI).

We recorded certain HTM securities at fair value and recognized OTTI on those HTM securities during the three and six months ended June 30, 2010, and 2009, which were included in Other Income (Loss) on the Statements of Income.

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table details the values of the assets recorded at fair value on a nonrecurring basis:

	June 30, 2010	March 31, 2010	December 31, 2009
Carrying value prior to write-down	$117,044	$145,663	$670,162
Fair value at period-end date	109,219	131,210	513,234

The following table details HTM securities by level within the fair value hierarchy for which a change in fair value was recorded on a nonrecurring basis:

Fair Value Measurements	Total	Level 1	Level 2	Level 3
HTM OTTI private-label RMBS - June 30, 2010	$109,219	$—	$—	$109,219
HTM OTTI private-label RMBS - December 31, 2009	513,234	—	—	513,234

Significant Inputs of Recurring and Nonrecurring Fair Value Measurements.   The following represents the significant inputs used to determine fair value of those instruments carried on the Statements of Condition at fair value, which are classified as Level 2 or Level 3 within the fair value hierarchy.  These disclosures do not differentiate between recurring and nonrecurring fair value measurements.

Investment securities - non-MBS.  The fair value of non-MBS investment securities that are carried on the Statements of Condition at fair value (AFS GSEs) is determined using a market-observable price quote from a third-party pricing service (Composite Bloomberg Bond Trade screen), thus falling under the market approach.  This price represents executable prices for identical assets.

Investment securities - MBS. For our MBS holdings, our valuation technique incorporates prices from up to four designated third-party pricing vendors when available. These pricing vendors use methods that generally employ, but are not limited to, benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. We establish a price for each of our MBS using a formula that is based upon the number of prices received. If four prices are received, the average of the middle two prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to validation as described below.

The computed prices are tested for reasonableness using specified tolerance thresholds.  Prices within the established thresholds are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate.  Preliminary estimated fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including instances in which only one price is received), are subject to further analysis including, but not limited to, a comparison to the prices for similar securities and/or to non-binding dealer estimates or use of an internal model that is deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider.

As of June 30, 2010, all of our MBS holdings held at fair value were priced using this valuation technique.  The relative proximity of the prices received supports our conclusion that the final computed prices are reasonable estimates of fair value.  Based on the current lack of significant market activity for private-label RMBS, the non-recurring fair value measurements for such securities as of June 30, 2010, fell within Level 3 of the fair value hierarchy.

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

Estimated Fair Value Methodologies and Techniques. We determine estimated fair value amounts by using available market information and our best judgment of appropriate valuation methods. These estimates are based on pertinent information available to us at June 30, 2010, and December 31, 2009. Although we use our best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of our financial instruments, certain fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect our judgment of how a market participant would estimate the fair values. The fair value summary table included herein does not represent an estimate of our overall market value as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

A description of the fair value methodologies is disclosed in our 2009 Form 10-K, and no changes have been made in the current quarter.

Sensitivity of Estimates. Estimates of the fair value of our financial instruments, such as Advances with options, mortgage instruments, derivatives with embedded options and CO Bonds with options using the methods described in our 2009 Form 10-K, are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, prepayment speed assumptions, expected interest rate volatility, methods to determine possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair value estimates. These estimates are susceptible to material near-term changes because they are made as of a specific point in time.

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The carrying value and estimated fair values of our financial instruments were as follows:

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
Financial Instruments	Value	Fair Value	Value	Fair Value
Assets
Cash and Due from Banks	$7,380	$7,380	$1,722,077	$1,722,077
Interest-Bearing Deposits	17	17	25	25
Federal Funds Sold	8,349,000	8,349,085	5,532,000	5,532,253
AFS securities	1,849,685	1,849,685	1,760,714	1,760,714
HTM securities	8,534,898	8,716,412	7,701,151	7,690,482
Advances	19,988,637	20,164,677	22,442,904	22,537,027
Mortgage Loans Held for Portfolio	6,749,118	7,182,776	7,271,895	7,531,415
Accrued Interest Receivable	105,098	105,098	114,246	114,246
Derivative Assets	1,187	1,187	1,714	1,714
Rabbi Trust assets (included in Other Assets)	13,970	13,970	14,591	14,591

Liabilities
Deposits	624,526	624,526	824,851	824,851
Consolidated Obligations:
Discount Notes	7,433,488	7,433,666	6,250,093	6,250,558
CO Bonds	33,616,420	34,184,032	35,907,789	36,054,510
Accrued Interest Payable	159,634	159,634	211,504	211,504
Derivative Liabilities	864,502	864,502	712,716	712,716
MRCS	781,441	781,441	755,660	755,660

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 14 - Commitments and Contingencies

Consolidated Obligations are backed only by the financial resources of the FHLBs. The joint and several liability regulation of the Finance Agency authorizes it to require any FHLB to repay all or a portion of the principal and interest on Consolidated Obligations for which another FHLB is the primary obligor.  No FHLB has ever been asked or required to repay the principal or interest on any Consolidated Obligation on behalf of another FHLB, and as of June 30, 2010, and through the filing date of this report, we do not believe that it is probable that we will be asked to do so.

We have determined that it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the Consolidated Obligations because the joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBs.  The FHLBs have no control over the amount of the guaranty or the determination of how each FHLB would perform under the joint and several obligations.  The par values of the outstanding Consolidated Obligations for all 12 FHLBs totaled approximately $846.5 billion and $930.6 billion at June 30, 2010, and December 31, 2009, respectively.

Commitments that legally bind us for additional Advances totaled approximately $4,038 and $37,681 at June 30, 2010, and December 31, 2009, respectively.  Commitments generally are for periods up to 6 months and will be funded provided the member meets our collateral and underwriting requirements.  Based on credit analyses performed by our management as well as collateral requirements, we have not deemed it necessary to record any additional liability on these commitments.

Standby letters of credit are executed for members for a fee.  A standby letter of credit is a short-term financing arrangement between us and one of our members.  If we are required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized Advance to the member. Outstanding standby letters of credit were as follows:

	June 30, 2010	December 31, 2009
Outstanding notional	$570,034	$589,654
Original terms	6 months - 20 years	3 months - 20 years
Final expiration year	2029	2029

The values of the guarantees related to standby letters of credit as reported in Other Liabilities were $5,943 and $4,969 at June 30, 2010, and December 31, 2009, respectively. Based on credit analyses performed by our management as well as collateral requirements, we have not deemed it necessary to record any additional liability on these commitments. Commitments are fully collateralized at the time of issuance. Outstanding commitments that unconditionally obligated us for additional letters of credit were $27,281 and $0 at June 30, 2010, and December 31, 2009, respectively.

We monitor the creditworthiness of our standby letters of credit based on an evaluation of our members. We have established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit.

We had $569,518 and $170,580 of unused lines of credit available to members at June 30, 2010, and December 31, 2009, respectively.

Commitments that unconditionally obligate us to purchase mortgage loans totaled $43,929 and $38,328 at June 30, 2010, and December 31, 2009, respectively. Commitments are generally for periods not to exceed 91 days. Such commitments are reported as Derivative Assets or Derivative Liabilities at their fair value.

We generally execute derivatives with large banks and major broker-dealers and generally enter into bilateral pledge (collateral) agreements.  We had pledged $167,998 and $80,457 of collateral, at par, at June 30, 2010, and December 31, 2009, respectively.

As of June 30, 2010, we had committed to issue $933,000 par value of CO Bonds, of which $875,000 were hedged with associated interest rate swaps, and we had no Discount Notes that had traded but not settled. This compares to $1,994,500 par value of CO Bonds, of which $1,650,000 were hedged with associated interest rate swaps, and no Discount Notes that had traded but not settled, as of December 31, 2009.

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

Note 15 - Transactions with Shareholders

Our activities with shareholders are summarized below and have been identified in the Statements of Condition, Statements of Income, and Statements of Cash Flows.

In the normal course of business, we have invested in Federal Funds Sold and other short-term investments with shareholders or their affiliates.

Transactions with Directors' Financial Institutions.  We provide, in the ordinary course of business, products and services to members whose officers or directors serve on our board of directors (“Directors' Financial Institutions”).  Finance Agency regulations require that transactions with Directors' Financial Institutions be made on the same terms as those with any other member.  We had Advances, Mortgage Loans Held for Portfolio, and Capital Stock outstanding (including MRCS) to Directors' Financial Institutions as follows:

	June 30, 2010	December 31, 2009
Advances, par value	$4,428,828	$4,889,358
% of Advances, outstanding	23.1%	22.5%
Mortgage Loans Held for Portfolio, par value	$204,217	$216,217
% of Mortgage Loans Held for Portfolio, outstanding	3.0%	3.0%
Capital Stock, including MRCS, par value	$449,579	$453,813
% of Capital Stock, including MRCS, outstanding	17.9%	18.3%

During the three and six months ended June 30, 2010, and 2009, we acquired mortgage loans from Directors' Financial Institutions, presented as of the date of the directors' appointments and resignations, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Mortgage Loans purchased from Directors' Financial Institutions	$2,941	$8,310	$5,133	$13,647

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Special Note Regarding Forward-looking Statements

Statements in this Quarterly Report on Form 10-Q, including statements describing our objectives, projections, estimates or future predictions, may be “forward-looking statements.”  These statements may use forward-looking terminology, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “expects,” “will,” or their negatives or other variations on these terms.  We caution that, by their nature, forward-looking statements involve risk or uncertainty and that actual results either could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized.  These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

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

º
changes in our members' deposit flows and credit demands;

º
membership changes, including, but not limited to, mergers, acquisitions and consolidations of charters;

º
changes in the general level of housing activity in the United States, the level of refinancing activity and consumer product preferences; and

º
competitive forces, including without limitation other sources of funding available to our members;

•
our ability to introduce new products and services and successfully manage the risks associated with our products and services, including new types of collateral securing Advances and securitizations;

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

•
negative adjustments in the FHLBs' NRSRO ratings that could adversely impact the marketability of our Consolidated Obligations, products, or services;

•
risk of loss should one or more of the FHLBs be unable to repay its participation in the Consolidated Obligations, or an FHLB is otherwise unable meet its financial obligations;

•
ability to attract and retain skilled individuals in order to fulfill an anticipated increase in staffing needs due to the evolving regulatory environment;

•
ability to develop and support technology and information systems sufficient to effectively manage the risks of our business;

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our 2009 Form 10-K and the financial statements and related footnotes contained in this Quarterly Report on Form 10-Q.

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

We group our products and services within two business segments:

•
Traditional, which includes credit services (such as Advances, letters of credit, and lines of credit), investments (including Federal Funds Sold, AFS securities, and HTM securities), and deposits; and

•
MPP, which consists of mortgage loans purchased from our members.

Our primary source of revenue is interest earned on:

•
Advances;

•
long- and short-term investments; and

•
mortgage loans purchased from our members.

Our principal source of funding is the proceeds from the sale to the public of FHLB debt instruments, called Consolidated Obligations or COs, which are the joint and several obligation of all 12 FHLBs.  We obtain additional funds from deposits, other borrowings, and the sale of capital stock to our members.

Our Net Interest Income is primarily determined by the interest rate spread between the interest rate earned on our assets and the interest rate paid on our share of the Consolidated Obligations.  We use funding and hedging strategies to mitigate the related interest-rate risk.

The Economy and the Financial Services Industry

Our financial condition and results of operations are influenced by the general state of the global and national economies, the local economies in our district states of Indiana and Michigan and their impact on our member financial institutions; the conditions in the financial, credit and mortgage markets; and the prevailing level of interest rates. The U.S. economy entered a recession in December 2007, which continued through 2008 and 2009. In addition, many of the effects of the world-wide financial crisis, including high levels of mortgage delinquencies and foreclosures, depressed housing prices, illiquidity in the credit markets, stock market fluctuations, higher borrowing costs for many financial institutions, serious pressures on earnings and capital at many financial institutions, and high unemployment rates continued during the first six months of 2010.

According to a press release issued by the Federal Open Market Committee (“FOMC”) of the Federal Reserve Board (the "Federal Reserve") on June 23, 2010, there are signs that the economic recovery is proceeding and that the labor market is improving gradually.  Household spending is increasing but remains constrained by high unemployment, modest income growth, lower housing wealth, and tight credit. Business spending on equipment and software has risen significantly; however, investment in nonresidential structures continues to be weak, and employers remain reluctant to add to payrolls.  Housing starts remain at a depressed level.  Financial conditions have become less supportive of economic growth on balance, largely reflecting developments abroad. Bank lending has continued to contract.  Although the pace of economic recovery is likely to be moderate for a time, the FOMC anticipates a gradual return to higher levels of resource utilization in a context of price stability. The FOMC indicated that it will maintain the target range for the federal funds rate at 0.00-0.25%, as it continues to anticipate that economic conditions, including low rates of resource utilization, subdued inflation trends, and stable inflation expectations, are likely to warrant exceptionally low levels of the federal funds rate for an extended period.

Economic data for Indiana and Michigan continue to generally compare unfavorably to national data, though both states had some positive indicators in June. The Bureau of Labor Statistics reported that Michigan's unemployment rate declined to 13.2% for June 2010 but was the second highest in the nation, while Indiana's rate increased to 10.1%, exceeding the U.S. rate of 9.5%. Non-farm payrolls for both states were fairly stable with Michigan increasing by 2,700 during June and Indiana declining by 4,600. Indiana and Michigan recorded increases in manufacturing employment during June and year-over-year, following a period of decline. Lender Processing Services reported both Indiana and Michigan had a non-current mortgage rate of 14.3% for June 2010, placing both states among the ten highest in the nation and above the national rate of 13.2%. We believe the overall economic outlook for our district is showing some signs of improvement, but will continue to trail the overall U.S. economy.

Financial Trends in the Capital Markets

The Office of Finance, our fiscal agent, issues debt in the global capital markets on behalf of the 12 FHLBs in the form of Consolidated Obligations, which include CO Bonds and Discount Notes.  The Office of Finance and the 12 FHLBs are collectively known as the “FHLB System.”  Our funding operations depend on debt issued by the Office of Finance, and the issuance of our debt is affected by events in the capital markets.  The ongoing credit market crisis that began in mid-2007 has had a significant impact on the FHLBs, including our access to funding markets, funding costs, investor and dealer sponsorship, and the profile of our outstanding debt.

The par amount of our COs decreased by 3% to $40.9 billion at June 30, 2010, compared to $42.0 billion at December 31, 2009.  The outstanding balance of CO Bonds, at par, was 82% of total COs, compared to 85% at December 31, 2009.  CO Bonds as a percentage of total COs fell as Discount Notes were used to fund Federal Funds Sold, floating-rate securities in our HTM portfolio, and a portion of our swapped Advances.  During the first six months of 2010, the agency debt markets continued to function well.  Although our swapped funding levels deteriorated during the first quarter of 2010, they improved during the second quarter of 2010, primarily due to widening swap rates. During the second quarter of 2010, the capital markets were primarily affected by the sovereign debt crisis in Europe, the high unemployment levels in the U.S., the possibility of another recession and pending financial reform. In addition, the Federal Reserve Bank of New York's purchases of our COs, along with debt issued by Fannie Mae and the Federal Home Loan Mortgage Corporation ("Freddie Mac"), ended during the first quarter of 2010.

On February 1, 2010, several lending programs administered by the Federal Reserve Bank of New York reached their scheduled expiration dates.  These programs included the Commercial Paper Funding Facility, the Primary Dealer Credit Facility, and the Term Securities Lending Facility. On February 10, 2010, Fannie Mae and Freddie Mac announced plans to purchase mortgage loans that are 120 days or more delinquent out of mortgage pools. The initial purchases occurred through May 2010, with additional delinquency purchases as needed thereafter. The expiration of these programs and the delinquency purchases did not appear to have a major effect on the agency debt markets.

On March 4, 2010, the SEC published in the Federal Register its final rule on money market fund reform, which included amendments to SEC Rule 2a-7. The rule became effective on May 5, 2010, with certain aspects of the rule phased in over the remainder of 2010. In its final rule, the SEC included FHLB Discount Notes with remaining maturities of 60 days or less in its definition of weekly liquid assets, which should help maintain investor demand for shorter-term FHLB Discount Notes.

However, this new rule, combined with shrinking yields in the money market sector, has driven investors to seek riskier investment categories that offer a higher rate of return. Taxable money market fund assets declined $416 billion during the first six months of 2010. As a subset of those assets, taxable money market fund investments allocated to the “U.S. Other Agency” category have also declined, dropping an additional $79 billion since year-end 2009.

Analysis of Operating Results

Our overall results are dependent on the market environment, as well as our members' demand for wholesale funding and sales of mortgage loans.  As part of their overall business strategy, our members typically use wholesale funding, in the form of Advances, along with other sources of funding, such as retail deposits and excess liquidity, and they may also sell mortgage loans to us.

Periods of economic growth have led to significant use of wholesale funds by our members, because businesses typically fund expansion by borrowing and/or reducing deposit balances.  Conversely, slow economic growth has tended to decrease our members' wholesale borrowing activity.  Member demand for Advances and the MPP is also influenced by the steepness of the yield curve, as well as the availability and cost of other sources of wholesale or government funding. Advances declined during the first six months of 2010 due to decreased demand related to various economic factors such as growth in our members' deposits and low loan demand at our members' institutions.  Purchases of mortgage loans by the MPP have also decreased.  The decreases in Advances and Mortgage Loans Held for Portfolio contributed to lower Net Interest Income for the quarter and six months ended June 30, 2010, compared to the same periods in 2009, as described in "Results of Operations for the Three and Six Months Ended June 30, 2010" herein.

Summary of Selected Financial Data

The following table presents a summary of certain financial information as of and for the periods indicated ($ amounts in millions):

	Financial Highlights
	As of and for the Three Months Ended
	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
Statement of Condition:
Investments (1)	$18,734	$16,825	$14,994	$16,381	$17,219
Advances	19,989	21,582	22,443	24,432	25,987
Mortgage Loans Held for Portfolio	6,749	6,990	7,272	7,508	7,885
Total Assets	45,639	47,072	46,599	48,553	51,276
Discount Notes	7,434	11,537	6,250	10,687	14,557
CO Bonds	33,616	31,267	35,908	33,280	31,960
Total Consolidated Obligations, net	41,050	42,804	42,158	43,967	46,517
MRCS	781	751	756	602	556
Capital Stock, Class B Putable	1,731	1,732	1,726	1,875	1,908
Retained Earnings	351	373	349	334	328
AOCI	(264)	(344)	(329)	(210)	(165)
Total Capital	1,818	1,761	1,746	1,999	2,071
Statement of Income:
Net Interest Income	56	62	65	66	80
Net OTTI Credit Losses	(62)	(6)	(15)	(24)	(2)
Other Income (Loss), excluding Net OTTI Credit Losses	—	—	(1)	(1)	4
Other Expenses	11	12	17	11	9
Total Assessments, net	(4)	12	9	8	20
Net Income (Loss)	(13)	32	23	22	53
Selected Financial Ratios:
Return on average equity (2)	(2.90)%	7.42%	5.11%	4.09%	10.42%
Return on average assets	(0.11)%	0.28%	0.20%	0.17%	0.39%
Dividend payout ratio (3)	NM (3)	26.92%	39.08%	71.61%	19.59%
Net interest margin (4)	0.47%	0.53%	0.55%	0.52%	0.60%
Total Capital ratio (at period end) (5)	3.98%	3.74%	3.75%	4.12%	4.04%
Total regulatory capital ratio (at period end) (6)	6.27%	6.07%	6.07%	5.79%	5.45%
Average Equity to Average Assets	3.77%	3.74%	3.90%	4.18%	3.78%
Weighted average dividend rate, Class B stock (7)	2.00%	2.00%	1.96%	3.25%	2.23%
Par amount of outstanding Consolidated Obligations for all 12 FHLBs	$846,481	$870,928	$930,617	$973,579	$1,055,863

(1)	Investments consist of HTM securities, AFS securities, Interest-Bearing Deposits, and Federal Funds Sold.
(2)	Return on average equity is Net Income (Loss) expressed as a percentage of average total capital.

(3)
The dividend payout ratio is calculated by dividing dividends paid in cash during the period by Net Income (Loss) for the period. This ratio is not meaningful for the three months ended June 30, 2010, due to our Net Loss for the quarter.

(4)	Net interest margin is Net Interest Income expressed as a percentage of average earning assets.
(5)	Total Capital ratio is Capital Stock plus Retained Earnings and AOCI as a percentage of period- end Total Assets.
(6)	Total regulatory capital ratio is Capital Stock plus Retained Earnings and MRCS as a percentage of period-end Total Assets.
(7)	Weighted average dividend rates are dividends paid in cash during the period divided by the average of Capital Stock eligible for dividends (i.e., excludes MRCS).

Results of Operations for the Three and Six Months Ended June 30, 2010, and 2009

The following table presents the comparative highlights of our results of operations ($ amounts in millions):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
			$	%			$	%
Comparative Highlights	2010	2009	change	change	2010	2009	change	change
Net Interest Income	$56	$80	$(24)	(30)%	$118	$141	$(23)	(17)%
Other Income (Loss)	(62)	2	(64)	(2,586)%	(68)	(17)	(51)	310%
Other Expenses	11	9	2	18%	23	21	2	2%
Income (Loss) Before Assessments	(17)	73	(90)	(124)%	27	103	(76)	(74)%
Total Assessments	(4)	20	(24)	(122)%	8	28	(20)	(72)%
Net Income (Loss)	$(13)	$53	$(66)	(124)%	$19	$75	$(56)	(74)%

Net Income (Loss)

The following factors contributed to the decrease in Net Income (Loss) for the three months ended June 30, 2010:

•
The decrease in Other Income (Loss) was primarily due to the higher OTTI credit losses of $60.0 million on certain private-label RMBS as discussed in more detail in “Other Income” herein; and

•
The decrease in Net Interest Income was primarily due to a decrease in interest-earning assets. The factors impacting Net Interest Income are addressed separately below under “Net Interest Income.”
The decreases in Other Income (Loss) and Net Interest Income were partially offset by a decrease in Total Assessments, which is directly attributable to the lower level of Income (Loss) Before Assessments.

The following factors contributed to the decrease in Net Income for the six months ended June 30, 2010:
•
The decrease in Other Income (Loss) was primarily due to the higher OTTI credit losses of $47.2 million on certain private-label RMBS as discussed in more detail in "Other Income" herein; and
•
The decrease in Net Interest Income was primarily due to a decrease in interest-earning assets. The factors impacting Net Interest Income are addressed separately below under "Net Interest Income."

The decreases in Other Income (Loss) and Net Interest Income were partially offset by a decrease in Total Assessments, which is directly attributable to the lower level of Income (Loss) Before Assessments.

Net Interest Income

Net Interest Income is our primary source of earnings.  We generate Net Interest Income from two components: (i) the net interest rate spread, and (ii) funding interest-earning assets with interest-free capital. The sum of these two components, when expressed as a percentage of the average balance of interest-earning assets, equals the net interest margin.  A significant portion of Net Interest Income results from earnings on assets funded by interest-free capital because our net interest rate spread is relatively low compared to other financial institutions.

Items that decreased Net Interest Income for the three and six months ended June 30, 2010, compared to the same periods in 2009, included:

•
lower average balances of Advances, Mortgage Loans Held for Portfolio and Federal Funds Sold, as shown on the following tables;

•
narrower spreads on Advances, Mortgage Loans Held for Portfolio and Federal Funds Sold; and

•
a lower average yield on interest-bearing assets funded by interest-free capital.

These decreases were partially offset by:

•
higher average balance of HTM securities, as shown on the following tables;

•
wider spreads on HTM securities, primarily due to the replacement of higher-costing debt with lower-costing debt reflecting the current low interest rate environment; and

•
an increase in prepayment fee income on Advances.

The following tables present average balances, interest income and expense, and average yields of our major categories of interest-earning assets and the sources funding those interest-earning assets ($ amounts in millions):

	Three months ended June 30,
	2010			2009
	Average Balance	Interest Income/ Expense	Avg. Yield	Average Balance	Interest Income/ Expense	Avg. Yield
Assets:
Federal Funds Sold	$7,772	$4	0.23%	$7,823	$7	0.36%
AFS securities (1)(2)	1,669	2	0.45%	1,679	5	1.22%
HTM securities (3)	8,546	63	2.96%	7,954	69	3.46%
Advances (1)	20,934	52	1.00%	27,467	109	1.59%
Mortgage Loans Held for Portfolio	6,870	84	4.87%	8,174	110	5.42%
Other Assets (interest-earning) (4)	1,646	—	0.07%	563	—	0.18%
Total interest-earning assets	47,437	205	1.74%	53,660	300	2.24%
Other Assets (non-interest earning)	381			496
Fair value adjustment on HTM (3)	(313)			(126)
Total Assets	$47,505			$54,030
Liabilities and Capital:
Interest-Bearing Deposits	$669	—	0.05%	1,364	—	0.06%
Discount Notes	11,236	5	0.17%	17,149	18	0.42%
CO Bonds (1)	31,554	141	1.79%	31,255	199	2.56%
MRCS	771	3	1.88%	556	3	2.16%
Other Borrowings	—	—	—%	3	—	0.31%
Total interest-bearing liabilities	44,230	149	1.36%	50,327	220	1.76%
Other Liabilities	1,484			1,662
Total Capital	1,791			2,041
Total Liabilities and Capital	$47,505			$54,030
Net Interest Income and net spread on interest-earning assets less interest-bearing liabilities		$56	0.38%		$80	0.48%
Net interest margin	0.47%			0.60%
Average interest-earning assets to interest-bearing liabilities	1.07			1.07

	Six months ended June 30,
	2010			2009
	Average Balance	Interest Income/ Expense	Avg. Yield	Average Balance	Interest Income/ Expense	Avg. Yield
Assets:
Federal Funds Sold	$7,662	$7	0.18%	$9,091	$18	0.39%
AFS Securities (1)(2)	1,671	3	0.42%	1,680	13	1.56%
HTM Securities (3)	8,358	127	3.05%	7,341	145	3.99%
Advances (1)	21,484	103	0.97%	28,511	260	1.84%
Mortgage Loans Held for Portfolio	7,005	174	5.01%	8,423	224	5.36%
Other Assets (interest-earning) (4)	1,100	1	0.16%	399	—	0.18%
Total interest-earning assets	47,280	415	1.77%	55,445	660	2.40%
Other Assets (non-interest earning)	403			480
Fair value adjustment on HTM (3)	(316)			(64)
Total Assets	$47,367			$55,861
Liabilities and Capital:
Interest-Bearing Deposits	$791	—	0.04%	$1,208	1	0.09%
Discount Notes	9,656	7	0.15%	19,611	74	0.76%
CO Bonds (1)	32,944	283	1.73%	30,714	437	2.87%
MRCS	763	7	1.90%	547	7	2.55%
Other Borrowings	—	—	—%	2	—	0.24%
Total interest-bearing liabilities	44,154	297	1.36%	52,082	519	2.01%
Other Liabilities	1,435			1,699
Total Capital	1,778			2,080
Total Liabilities and Capital	$47,367			$55,861
Net Interest Income and net spread on interest-earning assets less interest-bearing liabilities		$118	0.41%		$141	0.39%
Net interest margin	0.50%			0.51%
Average interest-earning assets to interest-bearing liabilities	1.07			1.06

(1)	Interest income/expense and average rates include the effect of associated interest rate exchange agreements to the extent such agreements qualify as fair value hedges.
(2)	The average balances of AFS securities are reflected at amortized cost; therefore, the resulting yields do not reflect changes in fair value.
(3)	Average balances of HTM securities are reflected at amortized cost; therefore, the resulting yields do not reflect changes in fair value, if applicable.
(4)	Other Assets (interest-earning) consists of Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, Loans to Other FHLBs, and Rabbi Trust assets.

The following table summarizes changes in Interest Income and Interest Expense between the three and six months ended June 30, 2010, and 2009 ($ amounts in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2010 over 2009			2010 over 2009
	Volume	Rate	Total	Volume	Rate	Total
Increase (Decrease) in Interest Income:
Advances	$(22)	$(35)	$(57)	$(54)	$(103)	$(157)
Interest-Bearing Deposits	—	—	—	—	—	—
Federal Funds Sold	—	(3)	(3)	(2)	(9)	(11)
AFS Securities	—	(3)	(3)	—	(10)	(10)
HTM Securities	4	(10)	(6)	18	(36)	(18)
Mortgage Loans Held for Portfolio	(16)	(10)	(26)	(36)	(14)	(50)
Other, net	—	—	—	1	—	1
Total	(34)	(61)	(95)	(73)	(172)	(245)
Increase (Decrease) in Interest Expense:
Deposits	—	—	—	—	(1)	(1)
CO Bonds	2	(60)	(58)	30	(184)	(154)
Discount Notes	(5)	(8)	(13)	(26)	(41)	(67)
MRCS	—	—	—	2	(2)	—
Other Interest Expense	—	—	—	—	—	—
Total	(3)	(68)	(71)	6	(228)	(222)
Increase (Decrease) in Net Interest Income	$(31)	$7	$(24)	$(79)	$56	$(23)

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

Other Income

The following table presents a breakdown of Other Income (Loss) for the three and six months ended June 30, 2010, and 2009 ($ amounts in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Total OTTI Losses	$(8)	$(36)	$(22)	$(183)
Portion of Impairment Losses Recognized in (Reclassified from) Other Comprehensive Income, net	(54)	34	(46)	162
Net OTTI Credit Losses	(62)	(2)	(68)	(21)
Net Gains (Losses) on Derivatives and Hedging Activities	—	4	(2)	3
Service Fees	—	—	1	1
Standby Letters of Credit Fees	—	—	1	—
Other, net	—	—	—	—
Total Other Income (Loss)	$(62)	$2	$(68)	$(17)

The unfavorable changes in Other Income (Loss) for the three and six months ended June 30, 2010, compared to the same periods in 2009, were primarily due to the higher credit losses on certain private-label RMBS described in "Results of OTTI Evaluation Process" below, and the unfavorable changes in Net Gains (Losses) on Derivatives and Hedging Activities, as shown on the tables below.

Results of OTTI Evaluation Process. Based on our evaluations, we recognized OTTI losses for 23 securities for the three months ended June 30, 2010, compared to three securities for the same period in 2009.  These securities had an aggregate unpaid principal balance in HTM private-label RMBS of $1.4 billion and $0.2 billion, respectively.  We do not intend to sell these securities, and it is not more likely than not (i.e., not likely) that we will be required to sell these securities before our anticipated recovery of each security's remaining amortized cost.  However, we determined that we would not recover the entire amortized cost of these securities.  Therefore, we recognized net OTTI credit losses as shown in the table below. Certain estimates were refined and certain assumptions were adjusted this quarter, particularly related to prime loans, which resulted in significantly higher projected losses relative to prior quarters due to our investment concentration in prime private-label RMBS.

For the three and six months ended June 30, 2010, we accreted $14.7 million and $28.5 million, respectively, of previous non-credit impairment from AOCI to the carrying value of HTM.  We accreted $8.2 million for each of the same periods in 2009.

See “Risk Management-Credit Risk Management-Investments-OTTI Evaluation Process” for more information on our OTTI Evaluation Process.

We recorded OTTI as follows ($ amounts in millions):

	Impairment	Impairment		Impairment	Impairment
	Related to	Related to All	Total	Related to	Related to All	Total
	Credit Loss	Other Factors	Impairment	Credit Loss	Other Factors	Impairment
June 30, 2010	For the Three Months Ended			For the Six Months Ended
Impairment on securities for which OTTI was not previously recognized	$1	$6	$7	$4	$17	$21
Additional impairment on securities for which OTTI was previously recognized	61	(60)	1	64	(63)	1
Accretion of impairment related to all other factors	—	(15)	(15)	—	(29)	(29)
Total	$62	$(69)	$(7)	$68	$(75)	$(7)
June 30, 2009
Impairment on securities for which OTTI was not previously recognized	$1	$23	$24	$21	$162	$183
Additional impairment on securities for which OTTI was previously recognized	1	10	11	—	—	—
Accretion of impairment related to all other factors	—	(8)	(8)	—	(8)	(8)
Total	$2	$25	$27	$21	$154	$175

Net Gains (Losses) on Derivatives and Hedging Activities. The table below presents the components of Net Gains (Losses) on Derivatives and Hedging Activities by type of hedge and product ($ amount in millions).

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Fair Value Hedges:
Net Gain (Loss) Due to Ineffectiveness on:
Advances	$(1)	$—	$(2)	$(16)
Investments	—	1	—	(2)
CO Bonds	1	(1)	1	16
Net Gain (Loss) on Fair Value Hedges	—	—	(1)	(2)
Economic Hedges: (1)
Net Interest Receipt (Payment) Settlements: (2)
Advances	—	—	—	—
Investments	—	—	—	—
CO Bonds	—	—	1	—
Discount Notes	—	3	—	10
Net Settlements	—	3	1	10
Derivative Fair Value Gain (Loss) Adjustments:
Advances	—	—	(1)	—
Investments	—	—	—	—
CO Bonds	—	—	—	—
Discount Notes	—	2	—	(4)
MPP	—	(1)	(1)	(1)
Fair Value Adjustments	—	1	(2)	(5)
Net Gain (Loss) on Economic Hedges	—	4	(1)	5
Net Gains (Losses) on Derivatives and Hedging Activities	$—	$4	$(2)	$3

(1)	Includes mortgage delivery commitments.
(2)	Net settlements represent the net interest payments or receipts on interest rate exchange agreements for hedges not receiving fair value hedge accounting.

AHP and REFCORP Assessments

AHP and Resolution Funding Corporation ("REFCORP") contributions are statutorily required and are calculated simultaneously because of their interdependence on each other.

AHP.  The FHLBs are required to set aside annually, in the aggregate, the greater of $100 million or 10% of their net earnings before Interest Expense on MRCS and after the REFCORP assessments, to fund the AHP.  Each FHLB's required annual AHP contribution is limited to its annual net earnings.  We recorded a credit of $1.0 million for the three months ended June 30, 2010, compared to $6.2 million of AHP expense for the same period in 2009. Our AHP expense for the six months ended June 30, 2010, was $2.9 million compared to $9.1 million for the same period in 2009.

REFCORP.  Each FHLB is required to pay to REFCORP 20% of net earnings after operating expenses and AHP expense.  We recorded a credit of $3.2 million for the three months ended June 30, 2010, compared to $13.3 million of REFCORP expense for the same period in 2009. Our REFCORP expense for the six months ended June 30, 2010, was $4.8 million compared to $18.7 million for the same period in 2009.

Our loss for the quarter ended June 30, 2010, resulted in negative amounts (credits) being recorded for AHP and REFCORP assessments. The decreases in both AHP and REFCORP expense are directly attributable to the loss for the quarter ended June 30, 2010, and to the lower level of Income (Loss) Before Assessments for the six months ended June 30, 2010, compared to the same periods in 2009.

Business Segments

Our products and services are grouped within two business segments: Traditional and MPP.

The Traditional business segment includes credit services (such as Advances, letters of credit, and lines of credit), investments (including Federal Funds Sold, AFS securities, and HTM securities) and deposits. The following table sets forth our financial performance for this operating segment ($ amounts in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Traditional Segment	2010	2009	2010	2009
Net Interest Income	$41	$44	$80	$81
Other Income (Loss)	(62)	3	(67)	(15)
Other Expenses	11	9	22	20
Income (Loss) Before Assessments	(32)	38	(9)	46
Total Assessments, net	(8)	11	(2)	13
Net Income (Loss)	$(24)	$27	$(7)	$33

The decreases in Net Income (Loss) for the Traditional segment for the three and six months ended June 30, 2010, compared to the same periods in 2009, were primarily due to the following factors:

•
decreases in Other Income (Loss) substantially due to the higher credit loss portion of the OTTI write-down of certain private-label RMBS that is described in more detail in “Results of Operations for the Three Months Ended June 30, 2010, and 2009 - Other Income - Results of OTTI Evaluation Process” herein, and, to a lesser extent, decreases in Net Gains (Losses) on Derivatives and Hedging Activities as described in "Results of Operations for the Three Months Ended June 30, 2010, and 2009 - Other Income - Net Gains (Losses) on Derivatives and Hedging Activities;" and

•
decreases in Net Interest Income primarily resulting from lower average balances and narrower spreads on Advances and Federal Funds Sold, partially offset by higher average balances and wider spreads on our HTM securities.

These decreases were partially offset by lower Total Assessments, which are directly attributable to the Loss Before Assessments.

The MPP business segment consists of mortgage loans purchased from our members. The following table sets forth our financial performance for this operating segment ($ amounts in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
MPP Segment	2010	2009	2010	2009
Net Interest Income	$15	$36	$38	$60
Other Income (Loss)	—	(1)	(1)	(2)
Other Expenses	—	—	1	1
Income Before Assessments	15	35	36	57
Total Assessments	4	9	10	15
Net Income	$11	$26	$26	$42

The decrease in Net Interest Income for the MPP segment for the three and six months ended June 30, 2010, compared to the same periods in 2009, was primarily due to the lower average balance of MPP loans and narrower spreads.

Analysis of Financial Condition

Total Assets decreased by 2% to $45.6 billion as of June 30, 2010, compared to $46.6 billion at December 31, 2009.  This $1.0 billion decrease was primarily due to a net decrease of $2.5 billion in Advances and a net decrease of $0.5 billion in Mortgage Loans Held for Portfolio, partially offset by increases of $1.1 billion in cash and short-term investments and $0.8 billion in HTM securities.

Consolidated Obligations, which typically fluctuate in relation to our Total Assets, decreased by 3% to $41.0 billion at June 30, 2010, compared to $42.2 billion at December 31, 2009.

Advances

Advances decreased by $2.5 billion or 11% to equal $20.0 billion at June 30, 2010, compared to $22.4 billion at December 31, 2009. This decrease was primarily caused by decreased demand for Advances from many of our members.  In general, Advances fluctuate in accordance with our members' funding needs related to their deposit levels, mortgage pipelines, investment opportunities, other balance sheet strategies, and the cost of alternative funding opportunities.

A breakdown of Advances, at par value, by primary product line is provided below ($ amounts in millions):

	June 30, 2010		December 31, 2009
		% of		% of
	Amount	Total	Amount	Total
Fixed-rate bullet	$8,626	45%	$10,149	47%
Putable	4,696	25%	5,241	24%
Adjustable-rate	3,326	17%	3,205	15%
Fixed-rate amortizing	2,233	12%	2,545	12%
Other	266	1%	570	2%
Total Advances, par value	$19,147	100%	$21,710	100%
Total Adjustments (unamortized discounts, hedging and other)	842		733
Total Advances	$19,989		$22,443

Cash and Investments

The following table provides balances, at carrying value, for our cash and investments ($ amounts in millions):

	June 30, 2010		December 31, 2009
		Percent of		Percent of
	Amount	Total	Amount	Total
Cash and short-term investments:
Cash	$7	—%	$1,722	10%
Interest-Bearing Deposits	—	—%	—	—%
Federal Funds Sold	8,349	45%	5,532	33%
Total cash and short-term investments	8,356	45%	7,254	43%
AFS securities	1,850	10%	1,761	11%
HTM securities:
GSE debentures	126	1%	126	1%
State or local housing finance agency obligations	—	—%	—	—%
CDs	105	1%	—	—%
TLGP	2,067	11%	2,067	12%
Other U.S. Obligations - guaranteed RMBS	1,961	10%	865	5%
GSE RMBS	2,270	12%	2,137	13%
Private-label MBS	1,983	10%	2,481	15%
Private-label ABS	23	—%	25	—%
Total HTM securities	8,535	45%	7,701	46%
Total cash and investments, carrying value	$18,741	100%	$16,716	100%

Cash and Short-Term Investments

As of June 30, 2010, cash and short-term investments totaled $8.4 billion, an increase of 15% compared to December 31, 2009.  This increase was primarily due to an increase of $2.8 billion in Federal Funds Sold to profitably utilize capital, partially offset by a decrease of $1.7 billion in Cash and Due from Banks.

Held-to-Maturity Securities

HTM securities increased by 11% to $8.5 billion at June 30, 2010, compared to December 31, 2009. This increase was primarily due to purchases of agency MBS, partially offset by mortgage paydowns.

The Finance Agency's regulations provide that the total book value of our investments in MBS and ABS on the day we purchase the securities must not exceed 300% of our total regulatory capital, consisting of Retained Earnings, Class B Capital Stock, and MRCS, as of the previous month end.  These investments, as a percentage of total regulatory capital, were 218% at June 30, 2010, and 195% at December 31, 2009.  Generally, our goal is to maintain these investments near the 300% limit.  However, these investments as a percentage of total regulatory capital were less than 300% at June 30, 2010, and December 31, 2009, because of the lack of favorable opportunities for the purchase of MBS and ABS.

Gross unrealized losses in our private-label MBS and ABS were $184.9 million at June 30, 2010, and $391.6 million at December 31, 2009, of which $250.0 million and $324.0 million, respectively, have been recognized in AOCI, resulting in net unrecognized gains (losses) of $65.1 million and $(67.6) million, respectively.  See Note 4 in our Notes to Financial Statements for detailed information about the unrealized losses.

We performed an OTTI analysis and determined that we had 23 private-label RMBS that were OTTI for the three months ended June 30, 2010.  See “Investments-OTTI Evaluation Process” in the Risk Management section herein for more information on our OTTI analysis process.

Mortgage Loans Held for Portfolio

We purchase mortgage loans from our members through our MPP.  At June 30, 2010, we held $6.7 billion of MPP loans, a decrease of 7%, compared to December 31, 2009.  The decrease was primarily due to the prepayment of outstanding mortgage loans. A significant portion of our outstanding MPP loans was purchased from sellers that are no longer members. Some other factors that impact the volume of mortgage loans purchased through the MPP include the general level of housing activity in the U.S., the level of refinancing activity, and consumer product preferences. See “Item 1A. Risk Factors” in our 2009 Form 10-K and “Risk Management-Credit Risk Management-MPP” herein for more information.

Deposits (Liabilities)

Total Deposits were $0.6 billion at June 30, 2010, a decrease of 24% compared to December 31, 2009.  These deposits represent a relatively small portion of our funding, and they vary depending upon market factors, such as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' investment preferences with respect to the maturity of their investments, and member liquidity.

Consolidated Obligations

At June 30, 2010, the carrying values of our Discount Notes and CO Bonds totaled $7.4 billion and $33.6 billion, respectively, compared to $6.3 billion and $35.9 billion, respectively, at December 31, 2009.  The overall balance of our COs fluctuates in relation to our Total Assets.  See “Executive Summary - Financial Trends in the Capital Markets” herein for more information on the issuance of COs.

Derivatives

As of June 30, 2010, and December 31, 2009, we had Derivative Assets, net of collateral held or posted including accrued interest, with market values of $1.2 million and $1.7 million, respectively, and Derivative Liabilities, net of collateral held or posted including accrued interest, with market values of $864.5 million and $712.7 million, respectively.  These market values reflect the impact of interest rate changes.

Capital

Total Capital was $1.8 billion at June 30, 2010, compared to $1.7 billion at December 31, 2009.  This increase was substantially due to an increase of $65.1 million in AOCI (i.e., a decrease in Accumulated Other Comprehensive Losses), an increase of $4.8 million in Capital Stock and a net increase of $2.1 million in Retained Earnings.

Capital Stock. Capital Stock increased by $4.8 million during the six months ended June 30, 2010, due to proceeds of $33.9 million from the sale of Capital Stock, offset by the transfer of $29.1 million of Capital Stock to MRCS.

Retained Earnings.  Retained Earnings increased by $2.1 million during the six months ended June 30, 2010.  The increase was due to Net Income of $19.3 million, offset by dividends paid of $17.2 million.

Accumulated Other Comprehensive Income (Loss). AOCI increased by $65.1 million during the six months ended June 30, 2010.  The increase was primarily due to the $74.0 million decrease in the net non-credit portion of OTTI losses on our HTM securities, partially offset by the $9.4 million decrease in the fair value of our AFS securities.

Liquidity and Capital Resources

Our cash and short-term investments portfolio, which included Federal Funds Sold and Interest-Bearing Deposits, totaled $8.4 billion at June 30, 2010, compared to $7.3 billion at December 31, 2009.  The maturities of the short-term investments provide cash flows to support our ongoing liquidity needs.

Changes in Cash Flow.  Net cash provided by operating activities was $123.8 million for the six months ended June 30, 2010, compared to $101.4 million for the six months ended June 30, 2009.  The increase of $22.4 million resulted primarily from changes in interest payables on COs due to decreases in average yields paid and average balances of COs.

Capital Resources

Total Regulatory Capital.  Our total regulatory capital consists of Retained Earnings and total regulatory capital stock, which includes Class B Capital Stock and MRCS.  MRCS is classified as a liability on our Statements of Condition.

Capital Adequacy.  We are required by Finance Agency regulations to maintain sufficient permanent capital (defined as Class B Stock, MRCS, and Retained Earnings) to meet the combined credit risk, market risk and operational risk components of the risk-based capital requirement. The Finance Agency may mandate us to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined.  As of June 30, 2010, our risk-based capital requirement was $0.8 billion compared to permanent capital of $2.9 billion. As of December 31, 2009, our risk-based capital requirement was $0.9 billion, compared to permanent capital of $2.8 billion.

In addition, the Gramm-Leach-Bliley Act of 1999 and Finance Agency regulations require us to maintain at all times a regulatory capital ratio of at least 4.00% and a leverage ratio of at least 5.00%.  At June 30, 2010, our regulatory capital ratio was 6.27%, and our leverage ratio was 9.41%.

Capital Distributions.  Cash dividends were paid on Capital Stock-Class B-1 Putable at an annualized rate of 2.00% and on Capital Stock-Class B-2 Putable at an annualized rate of 1.60% during the second quarter of 2010. Cash dividends were paid on Capital Stock-Class B-1 Putable at an annualized rate of 2.25% and on Capital Stock-Class B-2 Putable at an annualized rate of 1.80% during the second quarter of 2009.  Dividends are based on our quarterly financial results, as well as our Retained Earnings Policy and capital management considerations.

On July 29, 2010, our board of directors declared a cash dividend of 1.50% (annualized) on our Capital Stock-Class B-1 Putable and of 1.20% (annualized) on our Capital Stock-Class B-2 Putable.  On August 10, 2009, our board of directors declared a cash dividend of 3.25% (annualized) on our Capital Stock-Class B-1 Putable and of 2.60% (annualized) on our Capital Stock-Class B-2 Putable.

Mandatorily Redeemable Capital Stock.  At June 30, 2010, we had $781.4 million in capital stock subject to mandatory redemption, compared to $755.7 million at December 31, 2009.  This increase in MRCS was primarily due to a $31.2 million increase due to regulatory actions that resulted in the closure of two members due to their distressed financial condition. This increase was partially offset by $2.1 million of MRCS that was reclassified to Capital Stock when the stockholder became a member of our Bank, and the redemption of $3.3 million of MRCS at the end of its five-year redemption period.  See Note 11 in our Notes to Financial Statements for additional information on the redemption requests for member capital stock.

Excess Stock. Excess stock is capital stock that is not required as a condition of membership or to support services to members or former members.  In general, the level of excess stock fluctuates with our members' demand for Advances. Finance Agency regulations prohibit an FHLB from issuing new excess stock if the amount of excess stock outstanding exceeds 1% of the Bank's Total Assets.  At June 30, 2010, our outstanding excess stock of $1.3 billion was equal to 3% of our Total Assets.  Therefore, we are currently not permitted to distribute stock dividends.   The following table presents the composition of our excess stock ($ amounts in millions):

	June 30, 2010	December 31, 2009
Member capital stock not subject to redemption requests	$528	$465
Member capital stock subject to redemption requests (1)	128	131
MRCS subject to redemption (1)	668	608
Total excess capital stock	$1,324	$1,204

(1)	This amount does not include capital stock or MRCS that is still supporting outstanding credit products.

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

•
Accounting for Derivatives and Hedging Activities;

•
Accounting for Premiums and Discounts and Other Costs Associated with Originating or Acquiring Mortgage Loans, MBS and ABS;

•
Provision for Credit Losses;

•
Fair Value Estimates; and

•
OTTI Analysis.

A discussion of these critical accounting policies and estimates can be found in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section under the caption “Critical Accounting Policies and Estimates” of our 2009 Form 10-K.  See below for additional information regarding certain of these policies.

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

Projected prepayment speeds for mortgage assets are based on monthly implied forward interest rates.  We use implied forward interest rates because they are the market's consensus of future interest rates; they are the default set of interest rates used to price and value financial instruments; and they are the interest rates that can be hedged with various instruments.  We use a nationally-recognized prepayment model to determine prepayment speeds.

The following table shows the impact to income for the three months ended June 30, 2010, for both MPP and MBS/ABS assuming a 25% and 50% increase in prepayment speeds and a 25% and 50% decrease in prepayment speeds ($ amounts in millions):

	25%	50%	25%	50%
	Increase	Increase	Decrease	Decrease
MPP	$(2)	$(3)	$3	$7
MBS/ABS	—	—	(1)	(2)

Provision for Credit Losses

Advances.  At June 30, 2010, based on the collateral held as security for Advances, management's credit analyses and prior repayment history, no allowance for losses on Advances is deemed necessary by management.

Mortgage Loans Acquired under MPP.  During the six months ended June 30, 2010, we had losses of $169 thousand on the MPP portfolio, which were partially offset by $6 thousand of gains.  It is possible that we could experience additional losses in the future.  Based on our analysis, using an estimated liquidation value at June 30, 2010, of 55% of the original appraised value, further reduced by estimated liquidation costs, and after consideration of LRA, SMI, and other credit enhancements, we recorded no allowance for credit losses on mortgage loans at June 30, 2010.  We have also performed our loan loss reserve analysis under multiple scenarios whereby we changed various assumptions and have concluded that a worsening of those assumptions would not change our conclusion that an allowance for credit losses is not necessary at June 30, 2010.

Other-Than-Temporary Impairment Analysis

In addition to evaluating our Private-label MBS and ABS under a base case (or best estimate) scenario, we also performed a cash-flow analysis for each of these securities under a more adverse housing price scenario.

The more adverse scenario was based on a housing price forecast that was 5 percentage points lower at the trough than the base case scenario, followed by a flatter recovery path.  Under the more adverse scenario, current-to-trough home price declines were projected to range from 5% to 17% over the 3 to 9 month period beginning April 1, 2010.  Thereafter, home prices were projected to increase 0% in the first year, 1% in the second year, 2% in each of the third and fourth years and 3% in each subsequent year.The following table shows the base case scenario and what the impact on OTTI would have been under the more adverse housing price scenario ($ amounts in millions):

				Number of
			Impairment	Securities		Estimated
			Related to	Impaired		Credit Loss
			Credit Loss	Using		Using
	Number of	Unpaid	Included in	Adverse	Unpaid	Adverse
For the Quarter Ended	Securities	Principal	Statement	HPI (1)	Principal	HPI (1)
June 30, 2010	Impaired	Balance	of Income	Scenario	Balance	Scenario
Prime	21	$1,312	$60	23	$1,372	$107
Alt-A	2	62	2	2	62	3
Total	23	$1,374	$62	25	$1,434	$110

(1)	Home Price Index.

Additional information about OTTI of our Private-label MBS and ABS is provided in “Risk Management-Credit Risk Management-Investments” herein, and in Note 5 in our Notes to Financial Statements.

Recent Accounting and Regulatory Developments

Accounting Developments

See Note 2 in our Notes to Financial Statements for a description of how recent accounting developments may impact our results of operations or financial condition.

Legislative and Regulatory Developments

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act," or “Act”) was enacted into law. Among other things, the Act: (i) creates the Financial Stability Oversight Council (“Oversight Council”), an inter-agency council that will identify and regulate "systemically significant" financial institutions; (ii) creates the Bureau of Consumer Financial Protection; (iii) regulates the over-the-counter ("OTC") derivatives market; (iv) imposes new executive compensation proxy and disclosure requirements; (v) establishes new requirements, including a risk-retention requirement, for mortgage-backed securities; (vi) amends legislation affecting the NRSROs; and (vii) makes a number of changes to the federal deposit insurance system. Various provisions of the Act may cause the FHLBs to be subject to future regulatory oversight by the Federal Reserve, the Commodity Futures Trading Commission (“CFTC”), and the Oversight Council, in addition to the Finance Agency and the SEC.
The Finance Agency is included within the definition of “primary financial regulatory agency” for purposes of the entire Act. This designation has implications relating to Title I, which requires the Federal Reserve to coordinate or consult with the primary financial regulatory agency. The Federal Reserve is authorized to take certain enforcement actions under certain circumstances in which the primary regulator refuses to take action.
Further, if the FHLBs are identified as being systemically significant under the Act, they would have to register with, and be subject to heightened prudential standards established by, the Federal Reserve. These standards generally include, at minimum, risk-based capital requirements, liquidity requirements, risk management, a resolution plan and lending concentration limits. Other standards could encompass such matters as a requirement to issue contingent capital instruments, additional public disclosures, and limits on short-term debt. The Act also requires systemically significant financial institutions to report to the Federal Reserve on the nature and extent of their credit exposures to other significant companies and undergo semi-annual stress tests. The FHLBs could also be subject to additional regulatory requirements and potential examinations by the Federal Reserve under Title VIII of the Act, which provides for the Federal Reserve's supervision and regulation of systemically significant “financial market utilities,” as a user of a financial market utility, even if the FHLBs are not determined to be financial market utilities.
With respect to lending concentration, the Act imposes a limit on the credit exposure of a systemically significant company, under which the company may not extend credit in excess of 25% of its capital to any one counterparty. However, the Act exempts the FHLBs from this limitation.
Title II of the Act establishes procedures for the resolution of non-bank financial companies that are determined by the Secretary of the Treasury (in consultation with the President of the United States) to be in danger of default and to present such systemic risks that they must be resolved under this separate authority. Such action must be approved by a two-thirds vote of the FDIC Board and two-thirds of the Federal Reserve. The Treasury's orderly liquidation authority under Title II explicitly excludes the FHLBs. However, this authority could possibly affect the FHLBs if an FHLB's counterparty is placed into a Title II resolution. In that event, the FDIC will be appointed as receiver of the counterparty, and the FHLB's interests in the estate of the failed company will be subject to FDIC rules governing the rights and priorities of creditors and counterparties. Among other things, the Act indicates that a secured creditor (other than a Federal Reserve Bank) could have its secured interest reduced to the fair market value of the collateral, with the remainder of the claim being treated as unsecured. Moreover, the “orderly resolution fund,” established to provide funds for the resolution of companies under Title II, could result in the FHLBs being subject to assessments by the FDIC to reimburse the fund, if the FHLBs are considered to be systemically significant and therefore subject to Federal Reserve supervision.

Title VII of the Act addresses regulation of OTC swaps and prohibits any federal assistance to a “swaps entity.” Subject to certain exceptions, this provision will require insured institutions that are swap dealers to move this activity to a separate affiliate. If an FHLB is deemed to be a swap dealer or a major swap participant for non-equity interest rate swaps, it may be required to register with the CFTC. All prudential regulators (defined to include the Finance Agency for the FHLBs), in consultation with the CFTC and SEC, are to issue joint prudential regulations for swap dealers and major swap participants that are subject to their jurisdiction. In addition, an FHLB that is deemed to be a swap dealer or major swap participant would be required to comply with CFTC rules regarding a variety of record-keeping and monitoring matters.
Within one year after enactment of the Act, the Finance Agency and the other federal regulators are required to review and modify their regulations to remove references to or reliance upon NRSRO ratings and substitute an alternative standard of creditworthiness. Such modifications are required to be reported to Congress.
The Bank's business operations, operating expenses relating to regulatory compliance, funding costs, rights and obligations, as well as the environment in which the Bank carries out its housing finance mission, may be negatively affected by the Act. As noted below, the change in the federal deposit insurance assessment methodology may result in reductions in Advances demand. Regulations on the OTC derivatives market that may be issued under the Act could materially affect an FHLB's ability to hedge interest rate risk exposure from Advances, achieve risk management objectives and act as an intermediary between members and counterparties, and may also require registration with the CFTC, resulting in additional compliance requirements.
The Act contains numerous rulemaking initiatives to be undertaken by several federal agencies to implement various provisions. We will monitor the progress of these initiatives and assess how they may affect our Bank. In addition, we are reviewing the Act to further determine its potential impact on existing laws and regulations to which we are subject. At this time, we cannot predict how the Act, or regulations promulgated thereunder, will impact our day-to-day operations and financial performance.
Other Legislative and Regulatory Developments

Regulatory Waiver of SMI Rating Requirement for MPP Purchases.  Section 955.3(b)(1)(ii)(A) of the Finance Agency's Acquired Member Asset ("AMA") regulation requires FHLB members that sell loans to FHLBs through an AMA program (such as our MPP) to be legally obligated at all times to maintain SMI, when required, with an insurer rated not lower than the second highest rating category when SMI is used as a form of credit enhancement in the AMA program. With prolonged deteriorations in the mortgage markets, it remains difficult for us to meet this requirement because no mortgage insurers that currently underwrite SMI are currently rated in the second highest rating category or better by any NRSRO. On August 6, 2009, the Director of the Finance Agency granted a temporary waiver of this NRSRO rating requirement for SMI providers, subject to certain limitations and conditions.

In addition, the AMA regulation generally requires us to obtain NRSRO confirmation that (i) we determine for each pool the required credit enhancement using a methodology that is comparable to one used by an NRSRO in similar circumstances, and (ii) to establish a level of credit enhancement that is sufficient to enhance the asset or pool of assets to a credit quality equivalent to that of an instrument having at least the fourth highest credit rating from an NRSRO (collectively, “NRSRO confirmations”). While we continue to determine required credit enhancements in accordance with the AMA regulation, given housing and financial market conditions over the past several quarters and their impact on credit ratings and the mortgage insurance market, we are currently unable to obtain the NRSRO confirmations.

MPP Purchases - New Business. On April 6, 2010, in accordance with the Finance Agency's August 6, 2009 waiver, we filed a notice of new business activity ("NBA") with the Finance Agency relating to new MPP business. This NBA plan will utilize a supplemental fixed LRA account for additional credit enhancement for new MPP business consistent with Finance Agency regulations, in lieu of utilizing coverage from an SMI provider. On June 4, 2010, the Finance Agency approved our NBA filing, subject to certain conditions that will require us to:
•
monitor and report to the Finance Agency losses offset by LRA on pools acquired through the NBA and remaining LRA balances for such pools;

•
obtain a third-party vendor's comprehensive validation of our use of an NRSRO Model (a credit risk model we use to estimate the level of credit enhancement necessary for an implied credit rating), under the standards set forth in Finance Agency Advisory Bulletin 2009-AB-03, the scope and results of such validation to be to the satisfaction of the Finance Agency;

•
obtain a letter from the Bank's accounting firm on the appropriate application of GAAP to the elements of the NBA; and

•
after one year, assess the relative credit risk to the Bank of the loans structured under the NBA approach (compared to the prior approach), and assess the opportunity to restore an overall pool rating of AA using either approach.

The Finance Agency has waived the NRSRO confirmations requirements of the AMA regulation with respect to the Bank's new MPP business, subject to our use of a third-party vendor's validation model in the manner described above. We are now in the process of fulfilling the necessary conditions and implementing our modified MPP. On July 30, 2010, we submitted a request to the Finance Agency to extend the existing waiver period for new MPP business to December 31, 2010.

MPP Purchases - Existing Business. With respect to the Bank's existing MPP business, on April 8, 2010, in accordance with the Finance Agency's August 6, 2009 waiver, we submitted to the Finance Agency a written analysis of credit enhancement alternatives that would no longer rely on SMI for our existing pools of loans. On July 29, 2010, the Acting Director of the Finance Agency issued an order extending the waiver relating to our existing MPP pools that utilize SMI until such time as the Finance Agency amends the AMA regulation, or for an additional year, whichever comes sooner. Under this extended waiver, we are required to continue evaluating the claims-paying ability of SMI providers, hold additional retained earnings, and take any other steps necessary to mitigate any attendant risk associated with using an SMI provider having a rating below the standard established by Section 955.3(b)(1)(ii)(A) of the AMA regulation.
For additional information, please refer to “Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Accounting and Regulatory Developments” in our 2009 Form 10-K.

Conservatorship and Receivership of Regulated Entities. On July 9, 2010, the Finance Agency published a notice of proposed rulemaking and request for comment with respect to regulations establishing a framework for conservatorship and receivership operations for Fannie Mae, Freddie Mac and the FHLBs. This proposed rule would implement regulatory authority granted to the Finance Agency under the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Housing and Economic Recovery Act of 2008 ("HERA"). The proposed rule enumerates the Finance Agency's powers and authority while acting as conservator or receiver. The proposed rule establishes procedures for conservators and receivers and priorities of claims for contract parties and other claimants, including the order in which various classes of claimants would be paid if a regulated entity were unable to pay all valid claims. With respect to the priority of expenses and unsecured claims, the proposed rule provides that claims of shareholders (including claims arising out of securities litigation) would be paid after claims for administrative expenses, other general or senior liabilities of the regulated entity, and obligations subordinated to general creditors. The proposed rule also would authorize the Finance Agency, as conservator or receiver, to repudiate or enforce contracts of the regulated entity. In addition, the proposed rule would prohibit a regulated entity from making capital distributions (generally including dividends or payments to repurchase, redeem, retire or otherwise acquire its shares) while in conservatorship, unless authorized by the Director of the Finance Agency under certain limited circumstances. Comments on the proposed rule are due by September 7, 2010.

FHLB Housing Goals. On May 28, 2010, the Finance Agency published a notice of proposed rulemaking and request for comment concerning the FHLBs' housing goals. The Federal Home Loan Bank Act of 1932, as amended by HERA, requires the Director of the Finance Agency to establish housing goals with respect to the FHLBs' purchase of mortgages under their respective AMA programs. The proposed rule, therefore, would establish goals relating to purchases of mortgages for low- and very low-income families, as well as for families in low-income areas. In addition, the proposed rule would establish a goal for refinancing mortgages for low-income families. Under the proposed rule, an FHLB would be subject to these housing goals if its AMA-approved mortgage purchases in a given year exceed a volume threshold of $2.5 billion. In recent years, our Bank's annual volume of AMA-approved mortgage purchases through our MPP has been below this proposed threshold amount. Comments on the proposed rule were due by July 12, 2010.

FDIC - Extension of Transaction Account Guarantee Program. On June 28, 2010, the FDIC published a final rule extending the Transaction Account Guarantee (“TAG”) program component of its TLGP to December 31, 2010, for banks currently participating in the program. The TAG program provides FDIC insurance coverage for all funds held at participating banks in qualifying non-interest bearing transaction accounts. The final rule also allows the FDIC to further extend the TAG program without further rulemaking for a period of time not to exceed December 31, 2011, upon the FDIC's determination that continuing economic difficulties warrant such an extension. In addition, the Dodd-Frank Act requires the FDIC and the National Credit Union Administration to provide unlimited deposit insurance for non-interest bearing transaction accounts. This requirement is effective for FDIC-insured institutions from December 31, 2010, until January 1, 2013, and for insured credit unions from July 21, 2010, to January 1, 2013. These FDIC insurance enhancements provide some of our insured depository members with liquidity alternatives to our credit programs.

FDIC - Assessments and Other Deposit Insurance Changes. On May 3, 2010, the FDIC published a notice of proposed rulemaking and request for comment with respect to its proposal to use performance and loss severity measurement scores to determine assessment rates for large institutions. Under one measurement used to calculate the proposed performance score, large institutions with a lower ratio of core deposits to total liabilities would be subject to higher assessment rates. Further, under one measurement used to calculate the proposed loss severity score, institutions with a higher ratio of secured liabilities to domestic deposits would be considered more costly to resolve, and therefore would be subject to higher assessment rates. The use of both of these ratios to determine an institution's deposit insurance assessment rate could provide an incentive for our large member institutions to fund more of their operations through deposits, rather than through Advances.
In addition to requiring unlimited deposit insurance coverage for certain transaction accounts (as noted above), the Dodd-Frank Act makes several changes to the federal deposit insurance program. First, future assessments for deposit insurance will be based on an institution's asset size, rather than on the amount of deposits it holds. Second, deposit insurance coverage for insured banks, savings associations and credit unions is now permanently increased to $250 thousand. Finally, the Dodd-Frank Act increases the reserve ratio for the FDIC insurance fund, which is expected to cause an increase in assessments on insured institutions. These legislative and regulatory changes may provide an incentive for some of our members to hold more deposits than they otherwise would if non-deposit liabilities were not a factor in determining insurance assessments.

Finance Agency - Office of the Ombudsman. On August 6, 2010, the Finance Agency published a notice of proposed rulemaking and request for comments with respect to a proposed regulation that would establish an Office of the Ombudsman within the Finance Agency. The Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by HERA, requires the Director of the Finance Agency to establish an Office of the Ombudsman. The Ombudsman will be responsible for considering complaints and appeals from Fannie Mae, Freddie Mac, an FHLB, the Office of Finance, or any person that has a business relationship with any of those entities, on any matter relating to the regulation and supervision of those entities. The proposed regulation sets forth the authorities and duties of the Ombudsman in performing his statutory functions. The proposed regulation would authorize the Ombudsman to (i) conduct inquiries and make findings of fact and nonbinding recommendations to the Director concerning a complaint or appeal, and (ii) act as a facilitator and mediator for the resolution of a complaint or appeal. The proposed establishment of the Office of Ombudsman would not alter or limit any other right or procedure associated with appeals, complaints or administrative matters involving the regulation or supervision of Fannie Mae, Freddie Mac, the FHLBs or the Office of Finance under any other law or regulation. Under the proposed rule, matters for which there is an existing avenue of appeal or for which there is another forum, as well as non-final decisions or conclusions, may not be appealed. Comments on this proposed regulation may be submitted by September 7, 2010.

Finance Agency - Private Transfer Fee Covenants. On August 6, 2010, the Finance Agency issued a notice of proposed guidance and request for comments with respect to "private transfer fee covenants" that may encumber residential properties. A private transfer fee covenant is attached to real property by the owner or another private party, frequently the property developer, and provides for the payment of a transfer fee upon each resale of the property. The draft guidance sets forth the Finance Agency's concerns that such covenants may (i) increase costs of homeownership, (ii) limit property transfers or render them legally uncertain, (iii) reduce stability in the secondary mortgage market, (iv) create risks from unknown potential liens and title defects, (v) be inadequately disclosed to consumers and difficult to discover through customary title searches, (vi) impose non-financeable out-of-pocket costs for consumers and deprive subsequent homeowners of equity value, and (vii) complicate residential real estate transactions and create confusion and uncertainty for home buyers. The proposed guidance concludes that mortgages encumbered by private transfer fee covenants are not prudent, safe or sound investments for Fannie Mae, Freddie Mac or the FHLBs. Consequently, the proposed guidance would restrict Fannie Mae and Freddie Mac from investing in mortgages encumbered by private transfer fee covenants or securities backed by such mortgages, and would restrict the FHLBs from investing in such mortgages or securities or holding such mortgages as collateral for Advances. Comments on the proposed guidance are due within sixty days following its publication in the Federal Register.

Risk Management

We have exposure to a number of risks in pursuing our business objectives.  These risks may be broadly classified as market, credit, liquidity, operations, and business.  Market risk is not discussed in this section because it is discussed in detail in “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”

Active risk management is an integral part of our operations.  Our goal is not to eliminate risk, which is an inherent part of our business activities, but to manage risk by setting appropriate limits and developing internal processes to ensure an appropriate risk profile.  See “Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management” in our 2009 Form 10-K for more detailed information.

Credit Risk Management

Credit risk is the risk that members or other counterparties may be unable to meet their contractual obligations to us, or that the values of those obligations will decline as a result of deterioration in the members' or other counterparties' creditworthiness.  Credit risk arises when our funds are extended, committed, invested or otherwise exposed through actual or implied contractual agreements.  We face credit risk on Advances and other credit products, investments, mortgage loans, derivative financial instruments, and AHP grants.  The most important step in the management of credit risk is the initial decision to extend credit.  We also manage credit risk by following established policies, evaluating the creditworthiness of our members and counterparties, and utilizing collateral agreements and settlement netting.  Periodic monitoring of members and other counterparties is performed for all areas where we are exposed to credit risk.

Advances. We manage our exposure to credit risk on Advances through a combination of our security interest in assets pledged by the borrowing member and ongoing reviews of our borrowers' financial condition.  Credit risk can be magnified if the lender concentrates its portfolio in a few borrowers.  Because of our limited territory, Indiana and Michigan, and because of continuing consolidation among the financial institutions that comprise the members of the 12 FHLBs, we have only a limited pool of large borrowers.  As of June 30, 2010, our top three borrowers held 33% of total Advances outstanding, at par.

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

Short-Term Investments.  We place funds with large, high-quality financial institutions with investment-grade long-term credit ratings on an unsecured basis for terms of up to 275 days; most such placements typically mature within 90 days.  At June 30, 2010, our unsecured credit exposure, including accrued interest related to investment securities and money-market instruments, was $8.4 billion to 24 counterparties and issuers, of which $4.6 billion was for Federal Funds Sold that mature overnight.  We actively monitor counterparty creditworthiness, ratings, performance, and capital adequacy in an effort to mitigate unsecured credit risk on the short-term investments, with emphasis on the potential impacts from global economic conditions.  Unsecured transactions can only be conducted with counterparties that are domiciled in countries that maintain a long-term sovereign rating from Standard & Poor's (“S&P”) of AA or higher.

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

Our Private-label MBS and ABS are backed by collateral primarily in the state of California (49%).  The next four largest states include New York (7%), Florida (5%), Virginia (4%), and New Jersey (3%).

Applicable rating levels are determined using the lowest relevant long-term rating from S&P, Moody's Investor Service (“Moody's”) and Fitch Ratings (“Fitch”).  Rating modifiers are ignored when determining the applicable rating level for a given counterparty.

The following tables present the carrying value by credit ratings of our investments, grouped by category ($ amounts in millions):

					Below
					Investment
June 30, 2010	AAA	AA	A	BBB	Grade	Total
Investment category:
Short-term investments:
Interest-Bearing Deposits	$—	$—	$—	$—	$—	$—
Federal Funds Sold	—	6,181	2,168	—	—	8,349
Total Short-term investments	—	6,181	2,168	—	—	8,349
AFS securities	1,850	—	—	—	—	1,850
HTM securities:
GSE debentures	100	26	—	—	—	126
State or local housing finance agency obligations	—	—	—	—	—	—
CDs	—	105	—	—	—	105
TLGP	2,067	—	—	—	—	2,067
Other U.S. Obligations - guaranteed RMBS	1,961	—	—	—	—	1,961
GSE RMBS	2,270	—	—	—	—	2,270
Private-label MBS	663	125	31	79	1,084	1,982
Private-label ABS	—	20	—	—	4	24
Total HTM securities	7,061	276	31	79	1,088	8,535
Total investments, carrying value	$8,911	$6,457	$2,199	$79	$1,088	$18,734
Percentage of total	48%	34%	12%	0%	6%	100%

December 31, 2009
Investment category:
Short-term investments:
Interest-Bearing Deposits	$—	$—	$—	$—	$—	$—
Federal Funds Sold	—	4,226	1,306	—	—	5,532
Total Short-term investments	—	4,226	1,306	—	—	5,532
AFS securities	1,761	—	—	—	—	1,761
HTM securities:
GSE debentures	100	26	—	—	—	126
State or local housing finance agency obligations	—	—	—	—	—	—
CDs	—	—	—	—	—	—
TLGP	2,067	—	—	—	—	2,067
Other U.S. Obligations - guaranteed RMBS	865	—	—	—	—	865
GSE RMBS	2,137	—	—	—	—	2,137
Private-label MBS	841	153	107	274	1,106	2,481
Private-label ABS	—	21	—	—	4	25
Total HTM securities	6,010	200	107	274	1,110	7,701
Total investments, carrying value	$7,771	$4,426	$1,413	$274	$1,110	$14,994
Percentage of total	52%	30%	9%	2%	7%	100%

Private-Label MBS and ABS.  While there is no universally accepted definition of prime, Alt-A or subprime underwriting standards, MBS and ABS are classified as prime, Alt-A or subprime based on the originator's classification at the time of origination or based on classification by an NRSRO upon issuance.  We do not hold any collateralized debt obligations.  All MBS and ABS were rated AAA at the date of purchase.

The table below presents the carrying value of our Private-label MBS and ABS by credit ratings as of June 30, 2010, based on the lowest of Moody's, S&P, or comparable Fitch ratings ($ amounts in millions):

					Below
					Investment
Classification and Year of Securitization	AAA	AA	A	BBB	Grade (1)	Total
Prime RMBS:
2007	$—	$—	$—	$—	$423	$423
2006	—	—	—	—	248	248
2005	34	98	—	59	364	555
2004 and prior	581	14	31	—	—	626
Sub-total Prime RMBS	615	112	31	59	1,035	1,852
Alt-A RMBS:
2005	—	—	—	20	49	69
2004 and prior	48	13	—	—	—	61
Sub-total Alt-A RMBS	48	13	—	20	49	130
Subprime RMBS:
2004 and prior	—	—	—	—	—	—
Sub-total Subprime RMBS	—	—	—	—	—	—
Subprime Home Equity ABS:
2004 and prior	—	—	—	—	4	4
Sub-total Home Equity ABS	—	—	—	—	4	4
Subprime Manufactured Housing ABS:
2004 and prior	—	20	—	—	—	20
Sub-total Manufactured Housing ABS	—	20	—	—	—	20
Total Private-label MBS and ABS, carrying value	$663	$145	$31	$79	$1,088	$2,006

(1)
Below investment grade includes $18 million of BB-rated securities, $305 million of B-rated securities, $508 million of CCC-rated securities, $222 million of CC-rated securities, and $35 million of C-rated securities

From July 1, 2010, to August 6, 2010, there was one security downgraded from AAA to A. The carrying value of this security was $10.0 million and the fair value was $9.8 million. In addition, from July 1, 2010, to August 6, 2010, there were eight securities downgraded from a category within below investment grade to a lower category within below investment grade. The total carrying value of the eight securities was $299.4 million and the fair value was $361.8 million.

The following table presents the weighted-average delinquency of the collateral underlying our Private-label MBS and ABS by collateral type and credit rating at June 30, 2010 ($ amounts in millions):

					Weighted-
	Unpaid			Gross	Average
	Principal	Amortized	Carrying	Unrealized	Collateral
Collateral Type/Credit Rating	Balance	Cost	Value	Losses (1)	Delinquency (2)
Prime RMBS:
Investment grade:
AAA-rated	$616	$615	$615	$(29)	3.56%
AA-rated	112	112	112	(5)	6.85%
A-rated	31	31	31	(3)	8.68%
BBB-rated	60	59	59	(2)	5.74%
Sub-total Prime RMBS investment grade	819	817	817	(39)	4.37%
Below investment grade:
BB-rated	19	18	18	(1)	6.08%
B-rated	374	362	301	(44)	11.77%
CCC-rated	595	551	460	(59)	13.93%
CC-rated	356	297	221	(20)	23.03%
C-rated	67	49	35	(3)	14.80%
Sub-total Prime RMBS below investment grade	1,411	1,277	1,035	(127)	15.59%
Total Prime RMBS	2,230	2,094	1,852	(166)	11.47%
Alt-A RMBS:
Investment grade:
AAA-rated	49	48	48	(5)	5.50%
AA-rated	13	13	13	(2)	9.40%
BBB-rated	20	20	20	—	8.24%
Sub-total Alt-A RMBS investment grade	82	81	81	(7)	6.78%
Below investment grade:
CCC-rated	62	57	49	(7)	17.99%
Sub-total Alt-A RMBS below investment grade	62	57	49	(7)	17.99%
Total Alt-A RMBS	144	138	130	(14)	11.64%
Subprime RMBS: (3)
Investment grade:
AAA-rated	—	—	—	—	23.05%
Total Subprime RMBS	—	—	—	—	23.05%
Subprime Home Equity ABS: (4)
Below investment grade:
B-rated	4	4	4	(1)	31.33%
Total Home Equity ABS	4	4	4	(1)	31.33%
Subprime Manufactured Housing ABS: (3)
Investment grade:
AA-rated	20	20	20	(4)	1.49%
Total Manufactured Housing ABS	20	20	20	(4)	1.49%
Total Private-label MBS and ABS	$2,398	$2,256	$2,006	$(185)	11.42%

(1)	Gross unrealized losses represent the difference between estimated fair value and amortized cost. The difference between amortized cost and carrying value represents OTTI recognized in AOCI.
(2)	Includes delinquencies of 60 days and more, foreclosures, real estate owned and bankruptcies, weighted by unpaid principal balance based on loan groups for certain bonds.
(3)	We held no securities in this classification rated below investment grade at June 30, 2010.
(4)	Our Home Equity ABS are all supported by second lien subprime loans.

The following table presents the unpaid principal balance of our Private-label MBS and ABS by collateral type ($ amounts in millions):

	June 30, 2010			December 31, 2009
	Fixed	Variable		Fixed	Variable
Collateral Type	Rate	Rate (1)(2)	Total	Rate	Rate (1)(2)	Total
RMBS:
Prime loans	$1,323	$907	$2,230	$1,650	$1,060	$2,710
Alt-A loans	144	—	144	170	—	170
Subprime loans	—	—	—	—	—	—
Total RMBS	1,467	907	2,374	1,820	1,060	2,880
Home Equity Loans ABS:
Subprime loans	—	4	4	—	4	4
Total Home Equity Loans ABS	—	4	4	—	4	4
Manufactured Housing ABS:
Subprime Loans	20	—	20	21	—	21
Total Manufactured Housing ABS	20	—	20	21	—	21
Total Private-label MBS and ABS	$1,487	$911	$2,398	$1,841	$1,064	$2,905

(1)	Variable-rate Private-label MBS and ABS include those with a contractual coupon rate that, prior to contractual maturity, is either scheduled to change or is subject to change.
(2)	All variable-rate RMBS prime loans are Hybrid Adjustable-Rate Mortgage securities.

Estimated Fair Value. The following table reflects the fair value as a percent of unpaid principal balance by year of securitization on our Private-label MBS and ABS:

Year of Securitization	June 30, 2010	December 31, 2009
Prime RMBS:
2007	79%	75%
2006	89%	84%
2005	84%	82%
2004 and prior	95%	93%
Weighted-average of all prime RMBS	87%	84%
Alt-A RMBS:
2005	85%	88%
2004 and prior	88%	87%
Weighted-average of all Alt-A RMBS	86%	87%
Subprime RMBS:
2004 and prior	98%	96%
Weighted-average of all subprime RMBS	98%	96%
Subprime Home Equity ABS:
2004 and prior	53%	56%
Weighted-average of all Home Equity ABS	53%	56%
Subprime Manufactured Housing ABS:
2004 and prior	81%	71%
Weighted-average of all Manufactured Housing ABS	81%	71%

Weighted-average of all Private-label MBS and ABS	86%	84%

OTTI Evaluation Process.  We evaluate our individual AFS and HTM securities that are in an unrealized loss position for OTTI on a quarterly basis as described in Note 6 in our Notes to Financial Statements contained in our 2009 Form 10-K.

As of June 30, 2010, our investments in MBS and ABS classified as HTM had gross unrealized losses totaling $185.1 million, of which $184.9 million were related to Private-label MBS and ABS. These gross unrealized losses were primarily due to significant uncertainty about the future condition of the mortgage market and the economy, and the credit performance of loan collateral underlying these securities, causing these assets to be valued at significant discounts to their acquisition cost.

As discussed in our 2009 Form 10-K, the FHLB System OTTI Governance Committee, which is comprised of representatives from each FHLB, determines the methodologies and assumptions used to project losses on the loans underlying our Private-label MBS and ABS. Consistent with prior quarters, we updated our OTTI analysis to reflect the underlying loan performance and the current housing market and other assumptions as determined by the FHLB System OTTI Governance Committee.

Certain estimates were refined and certain assumptions were adjusted this quarter. These changes included: (i) adjusting default coefficients for prime collateral overall, which significantly increased certain delinquency roll rates (the rate at which current or delinquent loans are "rolling" into the next bucket - current to 30 days delinquent, 30 to 60 days delinquent, etc.); (ii) using a prime risk model for prime collateral (instead of using the Alt-A model for certain prime collateral with higher delinquencies); (iii) updating HPI assumptions; (iv) lengthening the period of heightened loss severity (the percentage of the loan balance that is not expected to be recovered after liquidation) from 30 months to 36 months; and (v) increasing the minimum loss severity from 10% to 20%. These changes were based on current and forecasted economic trends affecting the underlying loans. Such trends include continued high unemployment, ongoing downward pressure on housing prices, and limited refinancing opportunities for many borrowers whose houses are now worth less than the balance of their mortgages.

These changes, particularly related to prime loans, resulted in significantly higher projected losses this quarter relative to prior quarters due to our investment concentration in prime private-label RMBS.

We continue to actively monitor the credit quality of our Private-label MBS and ABS. It is not possible to predict the magnitude of additional OTTI charges in future periods because such predictions would depend on the actual performance of the underlying loan collateral as well our future modeling assumptions. Many factors could influence our future modeling assumptions including economic, financial market and housing market conditions. If performance of the underlying loan collateral deteriorates and/or our modeling assumptions become more pessimistic, we could record additional losses on our portfolio.

We have performed our OTTI analysis using the key modeling assumptions approved by the FHLB OTTI Governance Committee for 76 of our 81 RMBS.  For the quarter ended June 30, 2010, we contracted with the FHLB of Chicago to perform cash-flow analysis for two of our subprime private-label RMBS with a total unpaid principal balance of $3.6 million.  We also contracted with the FHLB of San Francisco to perform cash-flow analysis for one security with an unpaid principal balance of $6.0 million that we held in common with another FHLB.

For one private-label RMBS and one manufactured housing investment for which underlying collateral data is not available, we used alternative procedures, as determined by our Bank, to evaluate for OTTI.  These securities, representing an unpaid principal balance of $20.2 million as of June 30, 2010, were outside the scope of the FHLB OTTI Governance Committee's analyses.  We were able to perform the necessary cash-flow analysis using a different third-party model and determined that the securities were not OTTI at June 30, 2010.

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

								Underlying Collateral
								Performance and Credit
								Enhancement Statistics
						Impairment		Weighted-	Weighted-
As of and for the				Gross	Impairment	Related to		Average	Average
six months ended	Avg.	Amortized	Carrying	Unrealized	Related to	All Other	Total	Credit	Collateral
June 30, 2010	Price	Cost (1)	Value (1)	Losses (2)	Credit Loss	Factors	OTTI	Support	Delinquency (3)
Prime RMBS:
2007	79.4	$535	$423	$(32)	$(46)	$42	$(4)	5.95%	18.14%
2006	88.9	288	248	(25)	(3)	(4)	(7)	5.08%	12.90%
2005	84.1	645	555	(79)	(17)	7	(10)	8.31%	11.88%
2004 and prior	95.0	626	626	(30)	—	—	—	8.04%	3.59%
Sub-total Prime RMBS	86.5	2,094	1,852	(166)	(66)	45	(21)	7.13%	11.47%
Alt-A RMBS:
2005	84.7	77	69	(7)	(2)	1	(1)	5.56%	15.66%
2004 and prior	88.4	61	61	(7)	—	—	—	9.14%	6.32%
Sub-total Alt-A RMBS	86.3	138	130	(14)	(2)	1	(1)	7.10%	11.64%
Subprime RMBS: (4)
2004 and prior	97.9	—	—	—	—	—	—	92.12%	23.05%
Sub-total Subprime RMBS	97.9	—	—	—	—	—	—	92.12%	23.05%
Subprime Home Equity ABS: (3)
2004 and prior	52.8	4	4	(1)	—	—	—	100.0%	31.33%
Sub-total Home Equity ABS	52.8	4	4	(1)	—	—	—	100.0%	31.33%
Subprime Manufactured Housing ABS:
2004 and prior	80.9	20	20	(4)	—	—	—	27.81%	1.49%
Sub-total Housing ABS	80.9	20	20	(4)	—	—	—	27.81%	1.49%
Total Private-label MBS and ABS	86.4	$2,256	$2,006	$(185)	$(68)	$46	$(22)	7.45%	11.42%

(1)	The difference between Amortized Cost and Carrying Value represents OTTI recognized in AOCI.
(2)	Gross unrealized losses represent the difference between estimated fair value and amortized cost.
(3)	Includes delinquencies of 60 days and more, foreclosures, real estate owned and bankruptcies, weighted by unpaid principal balance based on loan groups for certain bonds.
(4)	The credit support for the home equity bonds is provided by MBIA Insurance Corporation.

For our Private-label MBS and ABS that were not OTTI as of June 30, 2010, we do not intend to sell these securities; it is not more likely than not (i.e., not likely) that we will be required to sell these securities before our anticipated recovery of the remaining amortized cost basis; and we expect to recover the remaining amortized cost basis of these securities.  As a result, we have determined that, as of June 30, 2010, the unrealized losses on the remaining Private-label MBS and ABS are temporary.

MPP.  We are exposed to credit risk on loans purchased from members through the MPP.  Each loan we purchase must meet guidelines for our MPP or be specifically approved as an exception based on compensating factors.  For example, the maximum loan-to-value (“LTV”) for any mortgage loan purchased is 95%, and the borrowers must meet certain minimum credit scores depending upon the type of property or loan.

Credit Enhancements.  FHA loans comprise 7% of our outstanding MPP loans.  These loans are backed by insurance provided by the FHA; therefore, we do not require either LRA or SMI coverage for these loans.

Credit enhancements for conventional loans include (in order of priority):

•
PMI (when applicable for the purchase of mortgages with an initial LTV ratio of over 80% at the time of purchase);

•
LRA; and

•
SMI (as applicable) purchased by the seller from a third-party provider naming us as the beneficiary.

Primary Mortgage Insurance.  For a conventional loan, PMI, if applicable, covers losses or exposure down to approximately an LTV ratio of between 65% and 80% based upon the original appraisal, original LTV ratio, term, amount of PMI coverage, and characteristics of the loan.  We are exposed to credit risk if a PMI provider fails to fulfill its claims payment obligations to us.  As of June 30, 2010, we were the beneficiary of PMI coverage on $0.7 billion or 12% of conventional mortgage loans.  We have analyzed our potential loss exposure to all of the mortgage insurance companies and do not expect incremental losses due to the lower mortgage insurance company ratings. This expectation is based on the credit-enhancement features of our master commitments (exclusive of primary mortgage insurance), the underwriting characteristics of the loans that back our master commitments, the seasoning of the loans that back these master commitments, and the strong performance of the loans to date. We closely monitor the financial conditions of these mortgage insurance companies.

The following table shows the mortgage insurance companies and related PMI coverage amount on loans held in our portfolio as of June 30, 2010, and the mortgage-insurance company ratings as of August 6, 2010 ($ amounts in millions):

		Credit	Balance of
	Credit	Rating	Loans with	PMI
Mortgage Insurance Company	Rating (1)	Outlook (1)	PMI	Coverage
Mortgage Guaranty Insurance Corporation	B	Negative	$243	$64
Republic Mortgage Insurance Corporation	BB	Negative	127	34
Radian Guaranty, Inc.	B	Negative	101	27
Genworth Mortgage Insurance Corporation	BBB	Negative	93	25
United Guaranty Residential Insurance Corporation	BBB	Stable	74	20
All Others	NR, B, BBB	N/A	103	27
Total			$741	$197

(1)	Represents the lowest credit rating and outlook of S&P, Moody's or Fitch stated in terms of the S&P equivalent as of August 6, 2010.

Lender Risk Account.  In the MPP, we establish an LRA for each conventional pool of loans purchased that is funded over time from the monthly interest payments on the mortgages in that pool.  The LRA is recorded in Other Liabilities in the Statements of Condition and totaled $21.3 million and $23.8 million at June 30, 2010, and December 31, 2009 respectively.  These funds are available to cover losses in excess of the borrower's equity and PMI, if any, on the conventional loans we have purchased.  See Note 7 in our Notes to Financial Statements for more information.

Supplemental Mortgage Insurance. We have credit protection from loss on each loan, where eligible, through SMI.  Together, the LRA and the SMI provide credit enhancement on the pools of loans we purchase.

Credit Risk Exposure to Supplemental Mortgage Insurance Providers.  As of June 30, 2010, we were the beneficiary of SMI coverage on mortgage pools with a total unpaid principal balance of $6.3 billion. Two mortgage insurance companies provide all of the coverage under these policies.

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

With the deterioration in the mortgage markets, it is difficult for us to meet the Finance Agency regulation's rating requirement because no mortgage insurers that underwrite SMI are currently rated in the second highest rating category or better by any NRSRO.  None of the mortgage insurance companies providing SMI coverage to us at this time are rated higher than BBB as of August 6, 2010. On June 4, 2010, the Finance Agency approved our notice of NBA plan that will utilize a supplemental fixed LRA account for additional credit enhancement for new MPP business consistent with Finance Agency Regulations, instead of utilizing coverage from an SMI provider. Additional information is provided in “Recent Accounting and Regulatory Developments-Legislative and Regulatory Developments - Other Regulatory Developments.”

Loan Characteristics.  The MPP mortgage loans held for portfolio are currently dispersed across 50 states and the District of Columbia.  As of June 30, 2010, 42% of our outstanding MPP mortgage loans were concentrated in the Midwest, compared to 40% at December 31, 2009.  No single zip code represented more than 1% of MPP loans outstanding at June 30, 2010, or December 31, 2009.  It is likely that the concentration of MPP loans in our district states of Indiana and Michigan will increase in the future, due to the loss of our three largest sellers that were our greatest sources of nationwide mortgages.  The median outstanding balance of our MPP loans was approximately $133 thousand and $135 thousand at June 30, 2010, and December 31, 2009, respectively.

Credit Performance.  Our conventional and FHA non-accrual loans and loans 90 days or more past due and accruing interest are presented in the table below ($ amounts in millions):

	June 30, 2010	December 31, 2009
Total unpaid principal balance past due 90 days or more and still accruing interest (1)	$129	$183
Non-accrual loans, unpaid principal balance	—	—
Troubled debt restructurings	—	—
Allowance for credit losses	—	—

(1)	Includes foreclosures which include loans past due 180 days or more and still accruing interest.

The delinquency rate is generally higher for FHA mortgages than for the conventional mortgages held in our portfolio.  We rely on insurance provided by the FHA, which generally provides coverage for 100% of the principal balance of the underlying mortgage loan and defaulted interest at the debenture rate.

A summary of conventional real estate mortgages past due is presented below ($ amounts in millions):

	June 30, 2010	December 31, 2009
30 to 59 days delinquent and not in foreclosure	$74	$79
60 to 89 days delinquent and not in foreclosure	28	28
90 days or more delinquent and not in foreclosure	36	44
In foreclosure (1)	90	77
Real estate owned	—	—
Serious delinquency rate (2)	2.0%	1.8%

(1)	Foreclosures include loans past due 180 days or more and still accruing interest.
(2)	Conventional loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total conventional loan portfolio principal balance.

The serious delinquency rate in the above table is below the national average for conforming, fixed-rate mortgages as reported by the Mortgage Bankers Association.  A decline in the general economic conditions in the U.S., particularly in Indiana and Michigan, could result in increased delinquencies in our portfolio.

Derivatives.  A primary credit risk posed by derivative transactions is the risk that a counterparty will fail to meet its contractual obligations on a transaction, forcing us to replace the derivative at market prices.  The notional amount of interest rate exchange agreements does not measure our true credit risk exposure.  Rather, when the net fair value of our interest rate exchange agreements with a counterparty is positive, this generally indicates that the counterparty owes us.  When the net fair value of the interest rate exchange agreements is negative, we owe the counterparty.  If a counterparty fails to perform, credit risk is approximately equal to the aggregate fair value gain, if any, on the interest rate exchange agreements.

The following tables summarize key information on derivative counterparties.  They provide information on a settlement date basis using credit ratings based on the lower of S&P or Moody's ($ amounts in millions).

	Notional	Percentage of	Credit Exposure	Credit Exposure
June 30, 2010	Principal	Notional Principal	Before Collateral	Net of Collateral
AAA	$—	—%	$—	$—
AA	16,603	48%	—	—
A	18,174	52%	4	—
Total	34,777	100%	4	—
Others (1)	87	—%	—	—
Total	$34,864	100%	$4	$—
December 31, 2009
AAA	$—	—%	$—	$—
AA	15,234	42%	1	1
A	21,120	58%	—	—
Total	36,354	100%	1	1
Others (1)	79	—%	1	1
Total	$36,433	100%	$2	$2

(1)	Includes the total notional and fair value exposure related to delivery commitments.

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

Measuring Market Risks

We utilize multiple risk measurement methodologies to calculate potential market exposure that include measuring duration, duration gaps, convexity, value at risk (“VaR”), market risk metric (one-month VaR, earnings at risk, and changes in market value of equity.  Periodically, stress tests are conducted to measure and analyze the effects that extreme movements in the level of interest rates and the shape of the yield curve would have on our risk position.

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

The following table summarizes the effective duration of equity levels for our total position which are subject to internal policy guidelines:

	-200 bps*	0 bps	+200 bps
June 30, 2010	(7.5) years	(4.0) years	(0.4) years
December 31, 2009	(4.1) years	(1.2) years	0.8 years

* Our internal policy guidelines provide for the calculation of the duration of equity in a low-rate environment to be based on Advisory Bulletin 03-09, as modified by the Finance Agency's September 3, 2008 guidance. Based on our internal policy guidelines, our duration of equity was (4.0) years at June 30, 2010, and (1.2) years at December 31, 2009.

We were in compliance with the duration of equity limits established in the RMP at both dates.

Duration Gap

The duration gap is the difference between the effective duration of total assets and the effective duration of total liabilities, adjusted for the effect of derivatives.  A positive duration gap signals an exposure to rising interest rates because it indicates that the duration of assets exceeds the duration of liabilities.  A negative duration gap signals an exposure to declining interest rates because the duration of assets is less than the duration of liabilities.  The duration gap was (3.8) months at June 30, 2010, compared to (1.8) months at December 31, 2009.

Convexity

Convexity measures how fast duration changes as a function of interest rate changes.  Measurement of convexity is important because of the optionality embedded in the mortgage and callable debt portfolios.  The mortgage portfolios exhibit negative convexity due to the embedded prepayment options.  Management routinely reviews convexity and considers it when developing funding and hedging strategies for the acquisition of mortgage-based assets.  A primary strategy for managing convexity risk arising from our mortgage portfolio is the issuance of callable debt.  At June 30, 2010, callable debt funding mortgage assets as a percentage of the net mortgage portfolio equaled 44%, compared to 45% at the end of 2009.  The negative convexity on the mortgage assets is mitigated by the negative convexity of underlying callable debt.

Market Risk-Based Capital Requirement

We are subject to the Finance Agency's risk-based capital regulations.  This regulatory framework requires the maintenance of sufficient permanent capital to meet the combined credit risk, market risk, and operations risk components.  Our permanent capital is defined by the Finance Agency as Class B Stock (including MRCS) and Retained Earnings.  The market risk-based capital component is the sum of two factors.  The first factor is the market value of the portfolio at risk from movements in interest rates that could occur during times of market stress.  This estimation is accomplished through an internal VaR-based modeling approach that was approved by the Finance Board (predecessor to the Finance Agency) before the implementation of our Capital Plan.  The second factor is the amount, if any, by which the current market value of total regulatory capital is less than 85% of the book value of total regulatory capital.

The VaR approach used for calculating the first factor is primarily based upon historical simulation methodology.  The estimation incorporates scenarios that reflect interest rate shifts, interest rate volatility, and changes in the shape of the yield curve.  These observations are based on historical information from 1978 to the present.  When calculating the risk-based capital requirement, the VaR comprising the first factor of the market risk component is defined as the potential dollar loss from adverse market movements, for a holding period of 120 business days, with a 99% confidence interval, based on these historical prices and market rates. Market risk-based capital estimates were $181 million as of June 30, 2010, compared to $283 million as of December 31, 2009.

Changes in the Ratio of Market Value to Book Value of Equity between Base Rates and Shift Scenarios

We measure potential changes in the market value to book value of equity based on the current month-end level of rates versus the ratio of market value to book value of equity under large parallel rate shifts.  This measurement provides information related to the sensitivity of our interest rate position.  The table below provides changes in the ratio of market value to book value of equity from the base rates:

	-200 bps	+200 bps
June 30, 2010	(9.5)%	4.7%
December 31, 2009	(5.0)%	—%

Use of Derivative Hedges

We use derivatives to hedge our market risk exposures.  The primary type of derivative used is interest rate exchange agreements or swaps.  Interest rate swaps increase the flexibility of our funding alternatives by providing specific cash flows or characteristics that might not be as readily available or cost effective if obtained in the cash debt market.  We also use TBAs to temporarily hedge mortgage positions.  We do not speculate using derivatives and do not engage in derivatives trading.

The volume of derivative hedges is often expressed in terms of notional principal, which is the amount upon which interest payments are calculated.  The following table highlights the notional amounts by type of derivative agreement ($ amounts in millions):

Derivative Agreement Type	June 30, 2010	December 31, 2009
Debt swaps:
Bullet	$14,462	$14,792
Callable	4,765	4,155
Complex	1,856	2,075
Advances swaps:
Bullet	7,352	8,450
Putable	4,696	5,241
Callable	40	40
Complex	5	—
GSE investment swaps	1,600	1,600
MBS swaps	1	1
TBA MPP hedges	43	41
Mandatory delivery commitments	44	38
Total	$34,864	$36,433

The above table includes interest rate swaps, TBA MPP hedges, and mandatory delivery commitments.  Complex swaps include, but are not limited to, step-up and range bonds.  The level of different types of derivatives is contingent upon and tends to vary with balance sheet size, Advances demand, MPP purchase activity, and Consolidated Obligation issuance levels.

The table below presents derivative instruments by hedged instrument ($ amounts in millions).

	June 30, 2010		December 31, 2009
	Total	Estimated	Total	Estimated
Hedged Instrument, Excluding Accrued Interest	Notional	Fair Value	Notional	Fair Value
CO Bonds:
Fair Value hedges	$20,574	$104	$20,997	$101
Economic hedges	10	—	25	—
Total	20,584	104	21,022	101
Advances:
Fair value hedges	12,073	(832)	13,721	(719)
Economic hedges	20	(1)	10	—
Total	12,093	(833)	13,731	(719)
Investments:
Fair value hedges	1,600	(258)	1,600	(158)
Economic hedges	1	—	1	—
Total	1,601	(258)	1,601	(158)
MPP loans:
Economic hedges	43	—	41	1
Economic (stand-alone delivery commitments)	44	—	38	(1)
Total	87	—	79	—
Discount Notes:
Economic hedges	499	—	—	—
Total	499	—	—	—
Total derivatives	$34,864	$(987)	$36,433	$(776)
Total derivatives excluding accrued interest		$(987)		$(776)
Accrued interest, net		(40)		(15)
Cash collateral held by/(from) counterparty, net		164		80
Net derivative balance		$(863)		$(711)
Derivative Asset		$1		$2
Derivative Liability		(864)		(713)
Net derivative balance		$(863)		$(711)

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and (b) accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal accounting officer, to allow timely decisions regarding required disclosures. In designing and evaluating our DCP, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and that our management's duties require it to make its best judgment regarding the design of our DCP. As of June 30, 2010, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer (the principal executive officer), Chief Financial Officer (the principal financial officer) and Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our DCP pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our DCP were effective as of June 30, 2010.

Internal Control Over Financial Reporting

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (“ICFR”), as defined in rules 13a-15(f) and 15(d)-15(f) of the Exchange Act that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our ICFR.

Part II.  OTHER INFORMATION

Item 1A.  RISK FACTORS

Except for updates to the following Risk Factors, there have been no material changes in the risk factors described in Item 1A of our 2009 Form 10-K.

Changes in the Legal and Regulatory Environment May Adversely Affect Our Business, Demand for Advances, the Cost of Debt Issuance, and the Value of FHLB Membership.

On July 21, 2010, the Dodd-Frank Act was signed into law. Various provisions of the Act may cause us to be subject to future regulatory oversight by the Federal Reserve, the CFTC and the Oversight Council, in addition to the Finance Agency and the SEC. Further, this legislation, together with related or concurrent regulatory changes, may impact our members, their demand for Advances, and the cost and effectiveness of our derivatives transactions. The full impact of this Act, however, may not be known for several years as implementing regulations are written and adopted. For additional information concerning this legislation, please refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Accounting and Regulatory Developments - Legislative and Regulatory Developments.”

Our Credit Rating Could be Lowered, Which Could Adversely Impact Our Cost of Funds or Ability to Enter Into Derivative Instrument Transactions on Acceptable Terms

As discussed in our 2009 Form 10-K, our cost of issuing debt could be adversely affected if the credit ratings of one or more other FHLBs are lowered. On July 2, 2010, S&P affirmed the long-term credit rating for the FHLB of Seattle of AA+ and revised its outlook from stable to negative.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Organization Certificate of the Federal Home Loan Bank of Indianapolis, incorporated by reference to our Registration Statement on Form 10 filed on February 14, 2006

3.2*	Bylaws of the Federal Home Loan Bank of Indianapolis, incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on May 21, 2010

4*	Capital Plan of the Federal Home Loan Bank of Indianapolis, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on June 1, 2009

10.1*+	Federal Home Loan Bank of Indianapolis 2009 Executive Incentive Compensation Plan, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on August 13, 2009

10.2*+	Federal Home Loan Bank of Indianapolis Supplemental Executive Thrift Plan (with trust), as amended, incorporated by reference to our Quarterly Report on Form 10-Q filed on September 29, 2006

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

10.6*+	Form of Key Employee Severance Agreement for Executive Officers, incorporated by reference to our Current Report on Form 8-K, filed on November 20, 2007

10.7*+	Federal Home Loan Bank of Indianapolis Directors' Deferred Compensation Plan (with trust), as amended, incorporated by reference to our Quarterly Report on Form 10-Q filed on September 29, 2006

10.8*+
Second Amendment of Federal Home Loan Bank of Indianapolis Directors' Deferred Compensation Plan  (terminating such plan effective as of December 23, 2009), incorporated by reference to Exhibit 10.8 of our Annual Report on Form 10-K filed on March 19, 2010

10.9*+	Federal Home Loan Bank of Indianapolis 2005 Directors' Deferred Compensation Plan (with trust), as amended, incorporated by reference to our Quarterly Report on Form 10-Q filed on November 13, 2007

10.10*+
First Amendment of Federal Home Loan Bank of Indianapolis 2005 Directors' Deferred Compensation Plan (as previously amended and restated) (terminating such amended and restated plan effective as of December 23, 2009), incorporated by reference to Exhibit 10.10 of our Annual Report on form 10-K filed on March 19, 2010

10.11*+	Directors' Compensation and Travel Expense Reimbursement Policy effective January 1, 2010, incorporated by reference to our Current Report on Form 8-K filed on December 15, 2009

10.12*+	Federal Home Loan Bank of Indianapolis 2010 Long Term Incentive Plan, effective January 1, 2010, incorporated by reference to Exhibit 10.12 of our Annual Report on Form 10-K filed on March 19, 2010

10.13*+	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 27, 2006

10.14*+	Federal Home Loan Bank 2009 Long Term Incentive Plan, incorporated by reference to our Annual Report on Form 10-K filed on March 16, 2009

10.15*+	Federal Home Loan Bank of Indianapolis 2010 Executive Incentive Compensation Plan (STI), effective January 1, 2010, incorporated by reference to our Annual Report on Form 10-K filed on March 19, 2010

10.16*+	Form of Key Employee Severance Agreement for Principal Executive Officer, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on May 24, 2010

31.1	Certification of the President - Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Executive Vice President - Chief Operating Officer - Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Senior Vice President - Chief Accounting Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

32
Certification of the President - Chief Executive Officer, Executive Vice President - Chief Operating Officer - Chief Financial Officer, and Senior Vice President - Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* These documents are incorporated by reference.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

August 11, 2010	By:	/s/ MILTON J. MILLER II
	Name:	Milton J. Miller II
	Title:	President - Chief Executive Officer

August 11, 2010	By:	/s/ CINDY L. KONICH
	Name:	Cindy L. Konich
	Title:	Executive Vice President - Chief Operating Officer - Chief Financial Officer

August 11, 2010	By:	/s/ K. LOWELL SHORT, JR.
	Name:	K. Lowell Short, Jr.
	Title:	Senior Vice President - Chief Accounting Officer