Form 10-Q
period 2010-09-30
Federal Home Loan Bank of Indianapolis
filed 2010-11-10
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-51404

FEDERAL HOME LOAN BANK OF INDIANAPOLIS
(Exact name of registrant as specified in its charter)

Federally chartered corporation (State or other jurisdiction of incorporation or organization)	35-6001443 (I.R.S. employer identification number)
8250 Woodfield Crossing Boulevard, Indianapolis, IN (Address of principal executive offices)	46240 (Zip code)
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
☐  Yes            ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of October 31, 2010
Class B Stock, par value $100	25,171,171

PART I. FINANCIAL INFORMATION
Item I.    Financial Statements
Federal Home Loan Bank of Indianapolis
Statements of Condition
(Unaudited, $ amounts and shares in thousands, except par value)

	September 30, 2010	December 31, 2009
Assets:
Cash and Due from Banks	$11,848	$1,722,077
Interest-Bearing Deposits, members and non-members	47	25
Securities Purchased Under Agreements to Resell, members and non-members	1,250,000	—
Federal Funds Sold, members and non-members	6,677,000	5,532,000
Available-for-Sale Securities (a) (Note 3)	2,226,340	1,760,714
Held-to-Maturity Securities (b) (Note 4)	9,140,605	7,701,151
Advances (Note 6)	18,914,117	22,442,904
Mortgage Loans Held for Portfolio, net (Note 7)	6,487,412	7,271,895
Accrued Interest Receivable	103,753	114,246
Premises, Software, and Equipment, net	10,283	10,786
Derivative Assets, net (Note 8)	2,725	1,714
Other Assets	37,633	41,554
Total Assets	$44,861,763	$46,599,066
Liabilities:
Deposits (Note 9):
Interest-Bearing Deposits	$583,580	$821,431
Non-Interest-Bearing Deposits	6,470	3,420
Total Deposits	590,050	824,851
Consolidated Obligations (Note 10):
Discount Notes	9,728,153	6,250,093
Bonds	30,547,991	35,907,789
Total Consolidated Obligations, net	40,276,144	42,157,882
Accrued Interest Payable	161,927	211,504
Affordable Housing Program Payable	35,193	37,329
Payable to Resolution Funding Corporation	10,553	6,533
Derivative Liabilities, net (Note 8)	882,799	712,716
Mandatorily Redeemable Capital Stock (Note 11)	782,052	755,660
Other Liabilities	248,934	146,180
Total Liabilities	42,987,652	44,852,655
Commitments and Contingencies (Note 14)
Capital (Note 11):
Capital Stock Putable ($100 par value):
Class B-1 issued and outstanding shares: 17,297 and 17,260, respectively	1,729,777	1,726,000
Class B-2 issued and outstanding shares: 37 and 0, respectively	3,664	—
Total Capital Stock Putable	1,733,441	1,726,000
Retained Earnings	395,509	349,013
Accumulated Other Comprehensive Income (Loss):
Net Unrealized Gains (Losses) on Available-for-Sale Securities, before Derivative and Hedging Adjustments (Note 3)	(7,351)	2,140
Net Non-Credit Portion of Other-Than-Temporary Impairment Losses on Held-to-Maturity Securities (Note 5)	(237,957)	(324,041)
Pension and Postretirement Benefits	(9,531)	(6,701)
Total Accumulated Other Comprehensive Income (Loss)	(254,839)	(328,602)
Total Capital	1,874,111	1,746,411
Total Liabilities and Capital	$44,861,763	$46,599,066

(a) Amortized cost: $1,990,950 and $1,672,918 at September 30, 2010, and December 31, 2009, respectively
(b) Estimated fair values: $9,421,087 and $7,690,482 at September 30, 2010, and December 31, 2009, respectively

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
(Unaudited, $ amounts in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest Income:
Advances	$52,146	$76,214	$152,106	$334,525
Prepayment Fees on Advances, net	12,120	672	15,658	2,609
Interest-Bearing Deposits, members and non-members	99	54	194	237
Securities Purchased Under Agreements to Resell, members and non-members	1,807	229	2,738	403
Federal Funds Sold, members and non-members	2,874	3,485	9,897	21,067
Available-for-Sale Securities	2,653	3,115	6,136	16,118
Held-to-Maturity Securities	63,048	67,772	189,599	213,066
Mortgage Loans Held for Portfolio, net	90,487	92,860	264,538	316,687
Other, net	722	1	557	1
Total Interest Income	225,956	244,402	641,423	904,713
Interest Expense:
Discount Notes	3,541	8,237	10,742	82,487
Consolidated Obligation Bonds	138,085	167,836	421,285	605,108
Deposits	72	154	233	705
Loans from other Federal Home Loan Banks	—	—	—	2
Mandatorily Redeemable Capital Stock	2,075	2,679	9,266	9,605
Total Interest Expense	143,773	178,906	441,526	697,907
Net Interest Income	82,183	65,496	199,897	206,806
Other Income (Loss):
Total Other-Than-Temporary Impairment Losses	—	(72,950)	(22,279)	(255,803)
Portion of Impairment Losses Recognized in Other Comprehensive Income (Loss), net	(618)	48,639	(46,099)	210,898
Net Other-Than-Temporary Impairment Losses	(618)	(24,311)	(68,378)	(44,905)
Net Gains (Losses) on Derivatives and Hedging Activities	2,547	(2,238)	479	387
Service Fees	205	298	820	880
Standby Letters of Credit Fees	358	363	1,117	780
Loss on Extinguishment of Debt	(1,318)	—	(1,318)	—
Other, net	184	266	566	638
Total Other Income (Loss)	1,358	(25,622)	(66,714)	(42,220)
Other Expenses:
Compensation and Benefits	9,904	6,304	23,429	19,657
Other Operating Expenses	2,979	2,831	9,359	9,184
Federal Housing Finance Agency	535	411	1,667	1,274
Office of Finance	446	406	1,356	1,295
Other	245	295	807	888
Total Other Expenses	14,109	10,247	36,618	32,298
Income Before Assessments	69,432	29,627	96,565	132,288
Assessments:
Affordable Housing Program	5,879	2,692	8,828	11,779
Resolution Funding Corporation	12,711	5,387	17,548	24,102
Total Assessments	18,590	8,079	26,376	35,881
Net Income	$50,842	$21,548	$70,189	$96,407

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
(Unaudited, $ amounts and shares in thousands)

	Capital Stock Class B-1 Putable		Capital Stock Class B-2 Putable		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Shares	Par Value
Balance, December 31, 2008	18,792	$1,879,179	2	$196	$282,731	$(71,398)	$2,090,708
Proceeds from Sale of Capital Stock	673	67,304	—	—			67,304
Repurchase/Redemption of Capital Stock	(51)	(5,128)	—	—			(5,128)
Transfers of Capital Stock	2	196	(2)	(196)			—
Net Shares Reclassified to Mandatorily Redeemable Capital Stock	(664)	(66,334)	—	—			(66,334)
Comprehensive Income:
Net Income					96,407		96,407
Other Comprehensive Income (Loss):
Net Unrealized Gains (Losses) on Available-for-Sale Securities						54,492	54,492
Non-Credit Portion of Other-Than-Temporary Impairment Losses on Held-to-Maturity Securities						(227,145)	(227,145)
Reclassification of Non-Credit Losses to Other Income (Loss)						16,247	16,247
Net Non-Credit Portion Before Accretion						(210,898)	(210,898)
Accretion of Non-Credit Portion						18,080	18,080
Net Non-Credit Portion						(192,818)	(192,818)
Pension and Postretirement Benefits						(464)	(464)
Total Comprehensive Income (Loss)					96,407	(138,790)	(42,383)
Distributions on Mandatorily Redeemable Capital Stock					(230)		(230)
Cash Dividends on Capital Stock (3.12% annualized)					(44,468)		(44,468)
Balance, September 30, 2009	18,752	$1,875,217	—	$—	$334,440	$(210,188)	$1,999,469

Balance, December 31, 2009	17,260	$1,726,000	—	$—	$349,013	$(328,602)	$1,746,411
Proceeds from Sale of Capital Stock	371	37,165	—	—			37,165
Transfers of Capital Stock	(37)	(3,664)	37	3,664			—
Net Shares Reclassified to Mandatorily Redeemable Capital Stock	(297)	(29,724)	—	—			(29,724)
Comprehensive Income:
Net Income					70,189		70,189
Other Comprehensive Income (Loss):
Net Unrealized Gains (Losses) on Available-for-Sale Securities						(9,491)	(9,491)
Non-Credit Portion of Other-Than-Temporary Impairment Losses on Held-to-Maturity Securities						(21,288)	(21,288)
Reclassification of Non-Credit Losses to Other Income (Loss)						67,387	67,387
Net Non-Credit Portion Before Accretion						46,099	46,099
Accretion of Non-Credit Portion						39,985	39,985
Net Non-Credit Portion						86,084	86,084
Pension and Postretirement Benefits						(2,830)	(2,830)
Total Comprehensive Income (Loss)					70,189	73,763	143,952
Distributions on Mandatorily Redeemable Capital Stock					(43)		(43)
Cash Dividends on Capital Stock (1.83% annualized)					(23,650)		(23,650)
Balance, September 30, 2010	17,297	$1,729,777	37	$3,664	$395,509	$(254,839)	$1,874,111

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital, continued
(Unaudited, $ amounts and shares in thousands)

	Capital Stock Class B-1 Putable		Capital Stock Class B-2 Putable		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Shares	Par Value
Balance, July 1, 2009	19,084	$1,908,392	—	$1	$328,455	$(165,959)	$2,070,889
Proceeds from Sale of Capital Stock	154	15,426	—	—			15,426
Repurchase/Redemption of Capital Stock	(1)	(128)	—	—			(128)
Transfers of Capital Stock	—	1	—	(1)			—
Net Shares Reclassified to Mandatorily Redeemable Capital Stock	(485)	(48,474)	—	—			(48,474)
Comprehensive Income:
Net Income					21,548		21,548
Other Comprehensive Income (Loss):
Net Unrealized Gains (Losses) on Available-for-Sale Securities						(5,563)	(5,563)
Non-Credit Portion of Other-Than-Temporary Impairment Losses on Held-to-Maturity Securities						(64,886)	(64,886)
Reclassification of Non-Credit Losses to Other Income (Loss)						16,247	16,247
Net Non-Credit Portion Before Accretion						(48,639)	(48,639)
Accretion of Non-Credit Portion						9,835	9,835
Net Non-Credit Portion						(38,804)	(38,804)
Pension and Postretirement Benefits						138	138
Total Comprehensive Income (Loss)					21,548	(44,229)	(22,681)
Distributions on Mandatorily Redeemable Capital Stock					(132)		(132)
Cash Dividends on Capital Stock (3.25% annualized)					(15,431)		(15,431)
Balance, September 30, 2009	18,752	$1,875,217	—	$—	$334,440	$(210,188)	$1,999,469

Balance, July 1, 2010	17,262	$1,726,254	46	$4,567	$351,100	$(263,474)	$1,818,447
Proceeds from Sale of Capital Stock	32	3,283	—	—			3,283
Transfers of Capital Stock	9	903	(9)	(903)			—
Net Shares Reclassified to Mandatorily Redeemable Capital Stock	(6)	(663)	—	—			(663)
Comprehensive Income:
Net Income					50,842		50,842
Other Comprehensive Income (Loss):
Net Unrealized Gains (Losses) on Available-for-Sale Securities						(68)	(68)
Non-Credit Portion of Other-Than-Temporary Impairment Losses on Held-to-Maturity Securities						—	—
Reclassification of Non-Credit Losses to Other Income (Loss)						618	618
Net Non-Credit Portion Before Accretion						618	618
Accretion of Non-Credit Portion						11,465	11,465
Net Non-Credit Portion						12,083	12,083
Pension and Postretirement Benefits						(3,380)	(3,380)
Total Comprehensive Income (Loss)					50,842	8,635	59,477
Distributions on Mandatorily Redeemable Capital Stock, net					10		10
Cash Dividends on Capital Stock (1.50% annualized)					(6,443)		(6,443)
Balance, September 30, 2010	17,297	$1,729,777	37	$3,664	$395,509	$(254,839)	$1,874,111

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
(Unaudited, $ amounts in thousands)

	For the Nine Months Ended
	September 30,
	2010	2009
Operating Activities:
Net Income	$70,189	$96,407
Adjustments to Reconcile Net Income to Net Cash provided by (used in) Operating Activities:
Depreciation and Amortization	(27,776)	(69,264)
Net Other-Than-Temporary Impairment Losses	68,378	44,905
Loss on Extinguishment of Debt	1,318	—
(Gain) Loss on Derivative and Hedging Activities	(4,836)	10,917
Net Change in:
Accrued Interest Receivable	10,470	36,526
Net Accrued Interest on Derivatives	129,723	148,826
Other Assets	3,303	(7,245)
Affordable Housing Program Liability, including Discount on Advances	(2,136)	3,185
Accrued Interest Payable	(49,577)	(80,889)
Payable to Resolution Funding Corporation	4,020	(12,040)
Other Liabilities	3,697	7,619
Total Adjustments	136,584	82,540
Net Cash provided by (used in) Operating Activities	206,773	178,947
Investing Activities:
Net Change in:
Interest-Bearing Deposits, members and non-members	(149,747)	141,240
Securities Purchased Under Agreements to Resell, members and non-members	(1,250,000)	—
Federal Funds Sold, members and non-members	(1,145,000)	—
Premises, Software, and Equipment	(548)	(841)
Available-for-Sale Securities:
Purchases of Available-for-Sale Securities	(318,000)	—
Held-to-Maturity Securities:
Proceeds from Maturities of Long-Term Held-to-Maturity Securities	1,346,697	1,863,631
Purchases of Long-Term Held-to-Maturity Securities	(2,642,430)	(2,764,429)
Advances:
Principal Collected	16,226,757	23,528,400
Made to Members	(12,531,738)	(17,059,088)
Mortgage Loans Held for Portfolio:
Principal Collected	1,113,062	1,770,791
Purchases	(329,909)	(503,990)
Payments (Proceeds) from Sales of Foreclosed Properties	(271)	(79)
Other Federal Home Loan Banks:
Principal Collected on Loans	236,735	150,000
Loans Made	(236,735)	(150,000)
Net Cash provided by (used in) Investing Activities	318,873	6,975,635

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
(Unaudited, $ amounts in thousands)

	For the Nine Months Ended
	September 30,
	2010	2009
Financing Activities:
Net Change in:
Deposits	(228,972)	231,216
Net Proceeds (Payments) on Derivative Contracts with Financing Elements	(110,959)	(106,548)
Net Proceeds from Issuance of Consolidated Obligations:
Discount Notes	520,523,671	346,709,200
Consolidated Obligation Bonds	25,459,202	22,525,779
Payments for Maturing and Retiring Consolidated Obligations:
Discount Notes	(517,045,610)	(359,415,552)
Consolidated Obligation Bonds	(30,843,348)	(17,924,000)
Borrowings from Other Federal Home Loan Banks	—	236,000
Payments for Maturities of Borrowings from Other Federal Home Loan Banks	—	(236,000)
Proceeds from Sale of Capital Stock	37,166	67,304
Payments for Redemption of Mandatorily Redeemable Capital Stock	(3,375)	(3,943)
Payments for Repurchase/Redemption of Capital Stock	—	(5,128)
Cash Dividends Paid	(23,650)	(44,468)
Net Cash provided by (used in) Financing Activities	(2,235,875)	(7,966,140)
Net Increase (Decrease) in Cash and Cash Equivalents	(1,710,229)	(811,558)
Cash and Cash Equivalents at Beginning of the Period	1,722,077	870,810
Cash and Cash Equivalents at End of the Period	$11,848	$59,252
Supplemental Disclosures:
Interest Paid	$484,992	$768,829
Affordable Housing Program Payments	10,963	8,594
Resolution Funding Corporation Assessments Paid	13,529	36,142

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

The interim financial statements presented herein should be read in conjunction with the Bank's audited financial statements and notes thereto, which are included in the Bank's Annual Report on Form 10-K as filed with the SEC under the Securities Exchange Act of 1934 on March 19, 2010 (“2009 Form 10-K”). The Bank's significant accounting policies and certain other disclosures are set forth in the notes to the audited financial statements in the 2009 Form 10-K. There have been no significant changes to these policies as of September 30, 2010.

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

We have reclassified certain amounts from the prior periods to conform to the current period presentation. These reclassifications had no effect on Net Income or Total Capital.

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

Subsequent Events. We have evaluated events and transactions through the time of filing our third quarter 2010 Form 10-Q with the SEC.

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

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Accounting for the Consolidation of Variable Interest Entities. On June 12, 2009, the FASB issued guidance intended to improve financial reporting by enterprises involved with variable interest entities (“VIEs”), by providing more relevant and reliable information to users of financial statements. This guidance amended the manner in which entities evaluate whether consolidation is required for VIEs. An entity must first perform a qualitative analysis in determining whether it must consolidate a VIE, and if the qualitative analysis is not determinative, the entity must perform a quantitative analysis. The guidance also requires that an entity continually evaluate VIEs for consolidation, rather than making such an assessment based upon the occurrence of triggering events. Additionally, the guidance requires enhanced disclosures about how an entity's involvement with a VIE affects its financial statements and its exposure to risks. This guidance became effective as of the beginning of each reporting entity's first annual reporting period that began after November 15, 2009 (January 1, 2010, for us), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. We adopted this guidance as of January 1, 2010. Our adoption of this guidance did not have a material effect on our financial condition, results of operations or cash flows.

Fair Value Measurements and Disclosures - Improving Disclosures about Fair Value Measurements. On January 21, 2010, the FASB issued amended guidance for fair value measurements and disclosures. The guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. Furthermore, this guidance requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3); clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value; and amended guidance on employers' disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. This guidance became effective for interim and annual reporting periods beginning after December 15, 2009 (January 1, 2010, for us), except for the disclosures about purchases, sales, issuances, and settlements in the reconciliation in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 (January 1, 2011, for us), and for interim periods within those fiscal years. In the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes. Though early adoption was permitted, we adopted this guidance as of January 1, 2010, with the exception of the required changes noted above related to the reconciliation of Level 3 fair values, which we plan to adopt on January 1, 2011. Our adoption resulted in increased annual and interim financial statement disclosures, but did not have a material effect on our financial condition, results of operations or cash flows.

Scope Exception Related to Embedded Credit Derivatives. On March 5, 2010, the FASB issued amended guidance to clarify that the only type of embedded credit derivative feature related to the transfer of credit risk that is exempt from derivative bifurcation requirements is one that is in the form of subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination will need to assess those embedded credit derivatives to determine if bifurcation and separate accounting as a derivative is required. This guidance became effective at the beginning of the first interim reporting period beginning after June 15, 2010 (July 1, 2010, for us). Though early adoption was permitted, we adopted this guidance as of July 1, 2010. Our adoption of this guidance did not have a material effect on our financial condition, results of operations or cash flows.

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

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 3 - Available-for-Sale Securities

Major Security Types. Available-for-Sale (“AFS”) securities include AAA-rated agency debentures issued or guaranteed by Government Sponsored Enterprises (“GSEs”) but purchased from non-member counterparties as well as corporate debentures guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) and backed by the full faith and credit of the United States under the Temporary Liquidity Guarantee Program (“TLGP”).  AFS securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
September 30, 2010	Cost	Gains	Losses	Fair Value
GSEs	$1,665,909	$234,321	$—	$1,900,230
TLGP	325,041	1,069	—	326,110
Total AFS	$1,990,950	$235,390	$—	$2,226,340
December 31, 2009
GSEs	$1,672,918	$87,796	$—	$1,760,714
TLGP	—	—	—	—
Total AFS	$1,672,918	$87,796	$—	$1,760,714

Gross unrealized gains as of September 30, 2010, include unrealized losses on AFS securities of $7,351 and a hedging gain of $242,741.  Gross unrealized gains as of December 31, 2009, include unrealized gains on AFS securities of $2,140 and a hedging gain of $85,656.

Redemption Terms. The amortized cost and estimated fair value of AFS securities by contractual maturity are detailed below.

	September 30, 2010		December 31, 2009
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	325,041	326,110	—	—
Due after five years through ten years	1,665,909	1,900,230	1,672,918	1,760,714
Due after ten years	—	—	—	—
Total AFS	$1,990,950	$2,226,340	$1,672,918	$1,760,714

Interest-Rate Payment Terms. All of the AFS securities pay a fixed rate of interest ranging from 1.88% to 5.50%.

Realized Gains and Losses.  There were no sales of AFS securities during the three and nine months ended September 30, 2010, or 2009.

Note 4 - Held-to-Maturity Securities

Major Security Types. Held-to-Maturity (“HTM”) securities consist primarily of mortgage-backed securities (“MBS”), asset-backed securities (“ABS”), and TLGP.  Our MBS include residential MBS (“RMBS”) and our ABS include both manufactured housing and home equity loans.  Our MBS and ABS include private-label RMBS and ABS (“Private-label MBS and ABS”). Our HTM securities also include state or local housing finance agency obligations, and corporate debentures issued by GSEs.

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Our HTM securities, along with the impact of other-than-temporary-impairment (“OTTI”), of which a portion is reported in Accumulated Other Comprehensive Income (“AOCI”), were as follows. OTTI may also refer to “Other-than-Temporarily Impaired” as the context indicates.

				Gross	Gross
		OTTI		Unrecognized	Unrecognized	Estimated
	Amortized	Recognized	Carrying	Holding	Holding	Fair
September 30, 2010	Cost (1)	In AOCI	Value (2)	Gains (3)	Losses (3)	Value
Non-MBS and ABS:
GSE debentures	$294,315	$—	$294,315	$433	$(261)	$294,487
State or local housing finance agency obligations	—	—	—	—	—	—
TLGP	2,066,328	—	2,066,328	6,536	—	2,072,864
Total Non-MBS and ABS	2,360,643	—	2,360,643	6,969	(261)	2,367,351
MBS and ABS:
Other U.S. Obligations -guaranteed RMBS	2,204,038	—	2,204,038	55,609	(967)	2,258,680
GSE RMBS	2,761,487	—	2,761,487	107,514	(205)	2,868,796
Private-label RMBS	2,029,630	(237,957)	1,791,673	149,017	(32,507)	1,908,183
Private-label ABS	22,764	—	22,764	—	(4,687)	18,077
Total Private-label	2,052,394	(237,957)	1,814,437	149,017	(37,194)	1,926,260
Total MBS and ABS	7,017,919	(237,957)	6,779,962	312,140	(38,366)	7,053,736
Total HTM securities	$9,378,562	$(237,957)	$9,140,605	$319,109	$(38,627)	$9,421,087
December 31, 2009
Non-MBS and ABS:
GSE debentures	$125,893	$—	$125,893	$446	$—	$126,339
State or local housing finance agency obligations	260	—	260	—	—	260
TLGP	2,067,311	—	2,067,311	8,407	(26)	2,075,692
Total Non-MBS and ABS	2,193,464	—	2,193,464	8,853	(26)	2,202,291
MBS and ABS:
Other U.S. Obligations -guaranteed RMBS	865,160	—	865,160	164	(7,965)	857,359
GSE RMBS	2,136,381	—	2,136,381	58,880	(2,985)	2,192,276
Private-label RMBS	2,805,348	(324,041)	2,481,307	56,915	(116,891)	2,421,331
Private-label ABS	24,839	—	24,839	—	(7,614)	17,225
Total Private-label	2,830,187	(324,041)	2,506,146	56,915	(124,505)	2,438,556
Total MBS and ABS	5,831,728	(324,041)	5,507,687	115,959	(135,455)	5,488,191
Total HTM securities	$8,025,192	$(324,041)	$7,701,151	$124,812	$(135,481)	$7,690,482

(1)	Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and/or previous OTTI losses recognized in earnings.
(2)	Carrying value of HTM securities represents amortized cost after adjustment for non-credit related impairment recognized in AOCI.
(3)	Gross unrecognized holding gains (losses) represent the difference between estimated fair value and carrying value.

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following tables detail impaired HTM securities, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2010	Value	Losses	Value	Losses	Value	Losses
Non-MBS and ABS:
GSE debentures	$168,731	$(261)	$—	$—	$168,731	$(261)
TLGP	—	—	—	—	—	—
Total Non-MBS and ABS	168,731	(261)	—	—	168,731	(261)
MBS and ABS:
Other U.S. Obligations - guaranteed RMBS	569,600	(967)	—	—	569,600	(967)
GSE RMBS	98,705	(205)	—	—	98,705	(205)
Private-label RMBS	36,260	(132)	1,694,719	(123,404)	1,730,979	(123,536)
Private-label ABS	—	—	18,076	(4,687)	18,076	(4,687)
Total MBS and ABS	704,565	(1,304)	1,712,795	(128,091)	2,417,360	(129,395)
Total impaired HTM securities	$873,296	$(1,565)	$1,712,795	$(128,091)	$2,586,091	$(129,656)
December 31, 2009
Non-MBS and ABS:
GSE debentures	$—	$—	$—	$—	$—	$—
TLGP	46,263	(26)	—	—	46,263	(26)
Total Non-MBS and ABS	46,263	(26)	—	—	46,263	(26)
MBS and ABS:
Other U.S. Obligations - guaranteed RMBS	746,222	(7,965)	—	—	746,222	(7,965)
GSE RMBS	280,660	(2,985)	—	—	280,660	(2,985)
Private-label RMBS	—	—	2,421,331	(384,017)	2,421,331	(384,017)
Private-label ABS	—	—	17,225	(7,614)	17,225	(7,614)
Total MBS and ABS	1,026,882	(10,950)	2,438,556	(391,631)	3,465,438	(402,581)
Total impaired HTM securities	$1,073,145	$(10,976)	$2,438,556	$(391,631)	$3,511,701	$(402,607)

The following table details a reconciliation of unrealized losses.

Reconciliation of Unrealized Losses	September 30, 2010	December 31, 2009
OTTI losses recognized in AOCI	$(237,957)	$(324,041)
Gross unrecognized holding losses	(38,627)	(135,481)
Gross unrecognized holding gains on OTTI securities	148,381	56,915
Less: gross unrealized gains on OTTI securities	1,453	—
Total Unrealized Losses	$(129,656)	$(402,607)

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

	September 30, 2010			December 31, 2009
			Estimated			Estimated
	Amortized	Carrying	Fair	Amortized	Carrying	Fair
Year of Contractual Maturity	Cost (1)	Value (1)	Value	Cost (1)	Value (1)	Value
Non-MBS and ABS:
Due in one year or less	$235,000	$235,000	$235,254	$—	$—	$—
Due after one year through five years	2,125,643	2,125,643	2,132,097	2,193,204	2,193,204	2,202,031
Due after five years through ten years	—	—	—	—	—	—
Due after ten years	—	—	—	260	260	260
Total Non-MBS and ABS	2,360,643	2,360,643	2,367,351	2,193,464	2,193,464	2,202,291
Total MBS and ABS	7,017,919	6,779,962	7,053,736	5,831,728	5,507,687	5,488,191
Total HTM securities	$9,378,562	$9,140,605	$9,421,087	$8,025,192	$7,701,151	$7,690,482

(1)	Carrying value of HTM securities represents amortized cost after adjustment for non-credit related impairment recognized in AOCI.

Interest-Rate Payment Terms. The following table details interest-rate payment terms for HTM securities, at amortized cost:

Interest-Rate Payment Terms	September 30, 2010	December 31, 2009
Non-MBS and ABS:
Fixed-rate	$25,323	$26,153
Variable-rate	2,335,320	2,167,311
Total Non-MBS and ABS	2,360,643	2,193,464
MBS and ABS:
Pass-through securities:
Fixed-rate	1,511,837	727,887
Variable-rate	492,346	424,400
Collateralized mortgage obligations:
Fixed-rate	3,143,153	3,333,691
Variable-rate	1,870,583	1,345,750
Total MBS and ABS	7,017,919	5,831,728
Total HTM securities, at amortized cost	$9,378,562	$8,025,192

Variable-rate pass-through securities include hybrid adjustable mortgage securities of $239,810 and $424,400 at September 30, 2010, and December 31, 2009, respectively.  Variable-rate collateralized mortgage obligations include hybrid adjustable mortgage securities of $782,320 and $1,009,130 at September 30, 2010, and December 31, 2009, respectively.

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table details the net (discounts) premiums included in the amortized cost of our HTM securities:

Net (Discounts) Premiums	September 30, 2010	December 31, 2009
Non-MBS and ABS:
Net purchased (discounts) premiums	$2,678	$4,239
Total Non-MBS and ABS	2,678	4,239
MBS and ABS:
Net purchased (discounts) premiums	65,925	32,190
OTTI related credit losses	(128,670)	(60,291)
OTTI related accretion adjustments	(6,224)	(1,533)
Other - net discounts reclassified into credit losses	(5,988)	(5,142)
Total MBS and ABS	(74,957)	(34,776)
Total HTM securities, net (discounts) premiums included in amortized cost	$(72,279)	$(30,537)

Realized Gains and Losses.  There were no sales of HTM securities during the three and nine months ended September 30, 2010, or 2009.

Note 5 - Other-Than-Temporary Impairment Analysis

OTTI Evaluation Process.  We evaluate our individual AFS and HTM securities that are in an unrealized loss position for OTTI on a quarterly basis as described in our 2009 Form 10-K.

Our evaluation includes an estimate of cash flows that we are likely to collect based on an assessment of each individual security, the structure of the security and certain assumptions as determined by the 12 Federal Home Loan Banks' ("FHLBs") OTTI Governance Committee, such as the prepayment speeds, default rates, loss severity on the collateral supporting each security based on underlying loan-level borrower and loan characteristics, housing price changes, and interest rates, to determine whether and to what extent any principal losses will occur.

A significant input is the forecast of future housing price changes for the relevant states and core-based statistical areas (“CBSA”), which are based on an assessment of the relevant housing markets.  Our housing price forecast assumed CBSA level current-to-trough home price declines ranging from 0% to 10% over the three- to nine-month period beginning July 1, 2010.  Thereafter, home prices are projected to remain flat in the first year, increase 1% in the second year, 3% in the third year, 4% in the fourth year, 5% in the fifth year, 6% in the sixth year, and 4% in each subsequent year.

The results of our cash-flow analysis can vary significantly with changes in assumptions and expectations.

Results of OTTI Evaluation Process.  For our agency MBS and non-MBS, we determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect us from losses based on current expectations.  As a result, we have determined that, as of September 30, 2010, all of the gross unrealized losses on our agency MBS and non-MBS are temporary.  The declines in market value of these securities are not attributable to credit quality, we do not intend to sell these securities, and it is not more likely than not (i.e., not likely) that we will be required to sell these securities before recovery of each security's amortized cost.  As a result, we do not consider any of these securities to be OTTI at September 30, 2010.

Based on our evaluations, for the three months ended September 30, 2010, we recognized OTTI credit losses of $618 for three private-label RMBS.  We do not intend to sell these securities, and it is not more likely than not (i.e., not likely) that we will be required to sell these securities before our anticipated recovery of each security's remaining amortized cost.  However, we determined that we would not recover the entire amortized cost of these securities.

Certain estimates were refined and certain assumptions were adjusted this quarter, particularly related to prime loans, which resulted in lower projected principal losses relative to the second quarter of 2010 (but higher relative to prior quarters) due to our investment concentration in prime private-label RMBS.

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

For these three securities, the following table details the significant inputs used to determine the amount of credit loss recognized in Other Income (Loss) during this period as well as the related current credit enhancement. Credit enhancement includes subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a shortfall of cash flows on the security. The calculated averages represent the dollar-weighted averages of all the private-label RMBS in each category shown. The classification (prime or Alt-A) is based on the model used to estimate the cash flows for the security, which may not be the same as the classification at the time of origination.

	Significant Inputs for OTTI private-label RMBS						Current Credit
	Prepayment Rates		Default Rates		Loss Severities		Enhancement
	Weighted		Weighted		Weighted		Weighted
	Average	Range	Average	Range	Average	Range	Average	Range
Year of Securitization	%	%	%	%	%	%	%	%
Prime 2005	9.7	8.3 - 10.1	37.8	35.6 - 45.3	37.2	35.6 - 42.6	9.3	5.8 - 10.4
Alt-A 2006	17.0	17.0 - 17.0	22.8	22.8 - 22.8	41.3	41.3 - 41.3	4.5	4.5 - 4.5
Total OTTI private-label RMBS	10.8	8.3 - 17.0	35.5	22.8 - 45.3	37.8	35.6 - 42.6	8.6	4.5 - 10.4

The following table details the classification of our three securities for which an OTTI loss was recognized during the three months ended September 30, 2010, based on our impairment analysis of our investment portfolio at September 30, 2010.  The table also details the classification of our 25 securities for which an OTTI loss was recognized during the life of the securities, which represents securities impaired prior to 2010 as well as during the nine months ended September 30, 2010. Securities are classified based on the classification (prime or Alt-A) by the Nationally Recognized Statistical Rating Organizations (“NRSRO”) upon issuance.

	Unpaid			Estimated
	Principal	Amortized	Carrying	Fair
For the Three Months Ended September 30, 2010	Balance	Cost	Value	Value
Private-label RMBS - prime	$220,605	$209,430	$166,722	$186,453
Private-label RMBS - Alt-A	—	—	—	—
Total OTTI HTM securities	$220,605	$209,430	$166,722	$186,453
For the Life-to-Date Ended September 30, 2010
Private-label RMBS - prime	$1,299,169	$1,163,705	$933,330	$1,079,336
Private-label RMBS - Alt-A	58,797	53,380	45,798	48,173
Total OTTI HTM securities	$1,357,966	$1,217,085	$979,128	$1,127,509
Total HTM MBS and ABS	$7,092,875	$7,017,919	$6,779,962	$7,053,736
Total HTM securities	$9,450,840	$9,378,562	$9,140,605	$9,421,087

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The table below details the credit and non-credit OTTI losses on our securities.  Securities are classified based on the classification by the NRSROs upon issuance.

		Net	Total
	Credit	Non-Credit	OTTI
For the Three Months Ended September 30, 2010	Losses	(Gains) Losses	Losses
Private-label RMBS - prime	$618	$(618)	$—
Private-label RMBS - Alt-A	—	—	—
Total OTTI HTM securities	$618	$(618)	$—
For the Nine Months Ended September 30, 2010
Private-label RMBS - prime	$66,585	$(45,173)	$21,412
Private-label RMBS - Alt-A	1,793	(926)	867
Total OTTI HTM securities	$68,378	$(46,099)	$22,279

For previously impaired securities that were further impaired in the current quarter, and for which the current fair value is greater than the fair value at the time of the previous impairment, an amount equal to all or a portion of the current quarter credit loss is reclassified out of non-credit losses in AOCI and into Other Income (Loss). This amount totaled $618 and $67,387 for the three and nine months ended September 30, 2010, respectively, and $16,247 for the three and nine months ended September 30, 2009.

For the three and nine months ended September 30, 2010, we accreted $11,465 and $39,985, respectively, of non-credit losses from AOCI to the carrying value of HTM securities, compared to $9,835 and $18,080 for the three and nine months ended September 30, 2009.

The following table details a rollforward by quarter of the cumulative credit losses recognized in Other Income (Loss). The rollforward excludes the portion of OTTI losses that were recognized in AOCI.

Rollfoward by Quarter	2010	2009
Balance as of January 1,	$60,291	$—
Additions:
Credit losses for which OTTI was not previously recognized	180	18,550
Additional credit losses for which OTTI was previously recognized	5,886	—
Reductions	—	—
Balance as of March 31,	66,357	18,550
Additions:
Credit losses for which OTTI was not previously recognized	514	1,129
Additional credit losses for which OTTI was previously recognized	61,180	915
Reductions	—	—
Balance as of June 30,	128,051	20,594
Additions:
Credit losses for which OTTI was not previously recognized	—	5,848
Additional credit losses for which OTTI was previously recognized	618	18,463
Reductions	—	—
Balance as of September 30,	$128,669	$44,905

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

Note 6 - Advances

Redemption Terms.  We had Advances (secured loans) outstanding, including Affordable Housing Program (“AHP”) Advances, at interest rates ranging from 0.20% to 8.34%, as detailed below.

	September 30, 2010		December 31, 2009
Year of Contractual Maturity	Amount	WAIR(1) %	Amount	WAIR(1) %
Overdrawn demand and overnight deposit accounts	$1,073	2.47	$—	—
Due in 1 year or less	3,431,586	3.63	5,045,723	3.65
Due after 1 year through 2 years	3,818,589	3.92	2,842,987	4.13
Due after 2 years through 3 years	2,987,265	3.56	4,152,585	4.01
Due after 3 years through 4 years	979,157	3.05	2,495,969	3.70
Due after 4 years through 5 years	1,406,611	3.83	1,003,680	3.57
Thereafter	5,390,612	2.54	6,168,969	2.81
Total Advances, par value	18,014,893	3.34	21,709,913	3.55
Unamortized discount on AHP Advances	(117)		(156)
Unamortized discount on Advances	(1,546)		(243)
Hedging adjustments	893,539		724,297
Other adjustments (2)	7,348		9,093
Total Advances	$18,914,117		$22,442,904

(1)	Weighted Average Interest Rate.
(2)	Other adjustments include deferred prepayment fees being recognized through the payments on new advances.

In general, Advances may only be prepaid by paying a fee (prepayment fee) that makes us financially indifferent to prepayments. We also offer Advances to members that contain call options that may be exercised with or without prepayment fees at the borrower's discretion on predetermined dates (call dates) before the stated maturities (callable Advances).  Borrowers typically exercise their call options for fixed-rate Advances when interest rates decline or for adjustable-rate Advances when spreads change. At September 30, 2010, and December 31, 2009, we had callable Advances of $3,265,200 and $3,494,781, respectively.

The following table details Advances by the earlier of the year of contractual maturity or next call date:

Year of Contractual Maturity or Next Call Date	September 30, 2010	December 31, 2009
Overdrawn demand and overnight deposit accounts	$1,073	$—
Due in 1 year or less	4,907,937	6,478,573
Due after 1 year through 2 years	4,393,589	2,732,487
Due after 2 years through 3 years	3,247,264	5,027,585
Due after 3 years through 4 years	932,157	2,495,969
Due after 4 years through 5 years	1,321,611	976,680
Thereafter	3,211,262	3,998,619
Total Advances, par value	$18,014,893	$21,709,913

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

We also offer putable Advances to members. Putable Advances allow us to terminate the Advance at predetermined exercise dates, which we would typically exercise when interest rates increase. At September 30, 2010, and December 31, 2009, we had putable Advances outstanding totaling $4,387,750 and $5,240,500, respectively.

The following table details Advances by the earlier of the year of contractual maturity or next put date:

Year of Contractual Maturity or Next Put Date	September 30, 2010	December 31, 2009
Overdrawn demand and overnight deposit accounts	$1,073	$—
Due in 1 year or less	6,131,337	8,075,673
Due after 1 year through 2 years	1,798,589	2,763,487
Due after 2 years through 3 years	2,844,514	2,034,385
Due after 3 years through 4 years	915,157	2,232,719
Due after 4 years through 5 years	1,187,111	950,680
Thereafter	5,137,112	5,652,969
Total Advances, par value	$18,014,893	$21,709,913

Advance Concentrations. The following table details borrowers holding $1.0 billion or more of our total par value of Advances as of either September 30, 2010, or December 31, 2009:

	September 30, 2010		December 31, 2009
	Advances	Percent of	Advances	Percent of
Borrower	Outstanding	Total	Outstanding	Total
Flagstar Bank, FSB	$3,400,000	19%	$3,900,000	18%
Jackson National Life Insurance Company	1,750,000	10%	1,750,000	8%
Bank of America, N.A.	900,000	5%	1,450,000	7%
Citizens Bank, Flint, Michigan	954,889	5%	1,279,917	6%
Total	$7,004,889	39%	$8,379,917	39%
Total Advances, par value	$18,014,893	100%	$21,709,913	100%

At September 30, 2010, and December 31, 2009, we held $14,523,549 and $17,178,561 unpaid principal balance of collateral, respectively, to cover the Advances to these four institutions, and therefore we do not expect to incur any credit losses on these Advances.  (See Note 15 for more information on transactions with shareholders.)

Interest-Rate Payment Terms. The following table details interest-rate payment terms for Advances:

Interest-Rate Payment Terms	September 30, 2010	December 31, 2009
Fixed-rate	$14,515,553	$17,974,562
Variable-rate	3,499,340	3,735,351
Total Advances, par value	$18,014,893	$21,709,913

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 7 - Mortgage Loans Held for Portfolio

Through the Mortgage Purchase Program (“MPP”), we hold mortgage loans that are purchased from Participating Financial Institutions (“PFIs”). These loans are primarily serviced by PFIs or an approved mortgage servicer.  These mortgage loans are credit-enhanced by PFIs and supplemental mortgage insurance (“SMI”) or guaranteed or insured by Federal agencies.  The following tables detail information on Mortgage Loans Held for Portfolio:

Mortgage Loans Held for Portfolio by Term	September 30, 2010	December 31, 2009
Fixed-rate medium-term(1) mortgages	$933,742	$1,068,593
Fixed-rate long-term(2) mortgages	5,535,786	6,188,534
Total Mortgage Loans Held for Portfolio, par value	6,469,528	7,257,127
Unamortized premiums	34,063	39,907
Unamortized discounts	(25,081)	(36,062)
Hedging adjustments	8,902	10,923
Total Mortgage Loans Held for Portfolio	$6,487,412	$7,271,895

(1)	Medium-term is defined as an original term of 15 years or less.
(2)	Long-term is defined as an original term greater than 15 years.

Mortgage Loans Held for Portfolio by Type	September 30, 2010	December 31, 2009
Conventional loans	$5,981,397	$6,667,919
Federal Housing Administration ("FHA")	488,131	589,208
Total Mortgage Loans Held for Portfolio, par value	$6,469,528	$7,257,127

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

The following table details the changes in the LRA:

	Nine Months Ended	Year Ended
LRA Activity	September 30, 2010	December 31, 2009
Balance of LRA at beginning of period	$23,754	$21,892
Collected through periodic interest payments	3,567	5,352
Disbursed for mortgage loan losses	(5,617)	(2,193)
Returned to members	(571)	(1,297)
Balance of LRA at end of period	$21,133	$23,754

Mortgage loans are considered impaired when, by collectively evaluating groups of smaller balance homogeneous loans, and using current, historical and projected information and events, it is probable that we will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement.  At September 30, 2010, and December 31, 2009, we had no investments in mortgage loans that were considered impaired.  Therefore, the allowance for credit losses was $0 at September 30, 2010, and December 31, 2009.  The provision for credit losses was $0 for each of the three and nine months ended September 30, 2010, and 2009.

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 8 - Derivative and Hedging Activities

Managing Credit Risk of Derivatives

At September 30, 2010, and December 31, 2009, our maximum credit risk of derivatives, as defined in the 2009 Form 10-K, was approximately $2,725 and $1,714, respectively, which include $1,771 and $689, respectively, of net accrued interest receivable.  In determining maximum credit risk, we consider accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty.  We held no cash at September 30, 2010, and December 31, 2009, as collateral resulting in net uncollateralized balances of $2,725 and $1,714, respectively.

We have credit support agreements that contain provisions requiring us to post additional collateral with our counterparties if there is deterioration in our credit rating.  If our credit rating is lowered by a major credit rating agency, we could be required to deliver additional collateral on derivative instruments in net liability positions.  The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest on cash collateral) at September 30, 2010, was $1,106,547 for which we have posted collateral, including accrued interest, of $224,388 in the normal course of business.  In addition, we held other derivative instruments in a net liability position of $640 that are not subject to credit support agreements containing credit-risk related contingent features.  If our credit rating had been lowered from its current rating to the next lower rating, we could have been required to deliver up to an additional $747,837 of collateral (at fair value) to our derivative counterparties at September 30, 2010. Our senior credit rating was not lowered during the previous 12 months.

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

	Notional	Fair Value	Fair Value
	Amount of	of Derivative	of Derivative
September 30, 2010	Derivatives	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest-rate swaps	$32,412,663	$175,446	$1,278,839
Interest-rate futures/forwards	92,530	23	112
Total derivatives designated as hedging instruments	32,505,193	175,469	1,278,951
Derivatives not designated as hedging instruments:
Interest-rate swaps	820,084	421	1,582
Interest-rate caps/floors	34,000	447	—
Interest-rate futures/forwards	132,200	—	386
Mortgage delivery commitments	204,582	261	141
Total derivatives not designated as hedging instruments	1,190,866	1,129	2,109
Total derivatives before adjustments	$33,696,059	176,598	1,281,060
Netting adjustments		(173,873)	(173,873)
Cash collateral and related accrued interest		—	(224,388)
Total adjustments (1)		(173,873)	(398,261)
Total derivatives, net		$2,725	$882,799
December 31, 2009
Derivatives designated as hedging instruments:
Interest-rate swaps	$36,317,525	$196,671	$988,424
Interest-rate futures/forwards	—	—	—
Total derivatives designated as hedging instruments	36,317,525	196,671	988,424
Derivatives not designated as hedging instruments:
Interest-rate swaps	36,227	615	485
Interest-rate caps/floors	—	—	—
Interest-rate futures/forwards	41,100	765	—
Mortgage delivery commitments	38,328	4	617
Total derivatives not designated as hedging instruments	115,655	1,384	1,102
Total derivatives before adjustments	$36,433,180	198,055	989,526
Netting adjustments		(196,341)	(196,341)
Cash collateral and related accrued interest		—	(80,469)
Total adjustments (1)		(196,341)	(276,810)
Total derivatives, net		$1,714	$712,716

(1)
Amounts represent the effect of legally enforceable master netting agreements that allow us to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table details the components of Net Gains (Losses) on Derivatives and Hedging Activities reported in Other Income (Loss):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Net Gains (Losses) on Derivatives and Hedging Activities by Type	2010	2009	2010	2009
Net gain (loss) related to fair value hedge ineffectiveness:
Interest-rate swaps	$3,630	$(2,362)	$2,229	$(3,899)
Interest-rate futures/forwards	5	—	5	—
Total net gain (loss) related to fair value hedge ineffectiveness	3,635	(2,362)	2,234	(3,899)
Net gain (loss) for derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	27	684	60	6,319
Interest-rate caps/floors	16	—	16	—
Interest-rate futures/forwards	(1,654)	(717)	(3,512)	(74)
Mortgage delivery commitments	523	157	1,681	(1,959)
Total net gain (loss) for derivatives not designated as hedging instruments	(1,088)	124	(1,755)	4,286
Net Gains (Losses) on Derivatives and Hedging Activities	$2,547	$(2,238)	$479	$387

The following tables detail, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedging relationships and the effect of those derivatives on Net Interest Income for the three and nine months ended September 30, 2010, and 2009:

	Gain (Loss)	Gain (Loss)	Net Fair	Effect on
	on	on Hedged	Value Hedge	Net Interest
For the Three Months Ended September 30, 2010	Derivative	Item	Ineffectiveness	Income (1)
Advances	$(28,553)	$34,483	$5,930	$(110,282)
CO Bonds	17,094	(19,222)	(2,128)	38,095
MPP (2)	(13)	18	5	1,484
AFS	(54,232)	54,060	(172)	(16,252)
Total	$(65,704)	$69,339	$3,635	$(86,955)
For the Three Months Ended September 30, 2009
Advances	$(58,692)	$55,031	$(3,661)	$(151,757)
CO Bonds	77,132	(75,202)	1,930	48,571
MPP (2)	—	—	—	—
AFS	(35,293)	34,662	(631)	(15,572)
Total	$(16,853)	$14,491	$(2,362)	$(118,758)
For the Nine Months Ended September 30, 2010
Advances	$(106,850)	$110,775	$3,925	$(372,920)
CO Bonds	19,452	(20,315)	(863)	153,502
MPP (2)	(13)	18	5	(2,985)
AFS	(157,920)	157,087	(833)	(50,068)
Total	$(245,331)	$247,565	$2,234	$(272,471)
For the Nine Months Ended September 30, 2009
Advances	$184,425	$(203,870)	$(19,445)	$(407,563)
CO Bonds	(5,503)	23,869	18,366	122,476
MPP (2)	—	—	—	—
AFS	93,229	(96,049)	(2,820)	(40,061)
Total	$272,151	$(276,050)	$(3,899)	$(325,148)

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

(1)	The net interest on derivatives in fair value hedging relationships is presented in the Interest Income / Interest Expense line item of the respective hedged item.
(2)	The effect of MPP hedges on Net Interest Income includes derivatives and the related hedged items in both fair-value and economic hedging relationships.

Note 9 - Deposits

Demand, overnight, and other deposits pay interest based on a daily interest rate. Time deposits pay interest based on a fixed rate determined at the time of the deposit.

The following table details the weighted average interest rates paid on average Interest-Bearing Deposits during the three and nine months ended September 30, 2010, and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
WAIR	0.05%	0.07%	0.04%	0.09%

The following table details Interest-Bearing Deposits and Non-Interest-Bearing Deposits:

Type of Deposits	September 30, 2010	December 31, 2009
Interest-Bearing Deposits:
Demand and overnight	$568,558	$806,185
Time	15,000	15,224
Other	22	22
Total Interest-Bearing Deposits	583,580	821,431
Non-Interest-Bearing Deposits (1):
Other	6,470	3,420
Total Non-Interest Bearing Deposits	6,470	3,420
Total Deposits	$590,050	$824,851

(1)	Non-Interest-Bearing Deposits includes pass-through deposit reserves from members.

The aggregate amount of time deposits with a denomination of $100 thousand or more was $15,000 and $15,224 as of September 30, 2010, and December 31, 2009, respectively.

Note 10 - Consolidated Obligations

Interest-Rate Payment Terms. The following table details CO Bonds by interest-rate payment term:

Interest-Rate Payment Terms	September 30, 2010	December 31, 2009
Fixed-rate	$28,663,070	$30,959,600
Step-up	890,000	1,690,000
Simple variable-rate	645,000	2,916,000
Range bonds	60,000	—
Conversion	140,000	225,000
Total CO Bonds, par value	$30,398,070	$35,790,600

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Redemption Terms.  The following tables detail our participation in CO Bonds outstanding:

	September 30, 2010		December 31, 2009
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$14,950,420	0.91	$17,740,550	1.25
Due after 1 year through 2 years	2,492,050	2.44	4,353,650	1.92
Due after 2 years through 3 years	2,213,000	2.59	2,943,550	2.61
Due after 3 years through 4 years	1,537,000	2.82	1,998,750	2.98
Due after 4 years through 5 years	1,967,250	2.79	1,981,900	3.26
Thereafter	7,238,350	4.14	6,772,200	4.69
Total CO Bonds, par value	30,398,070	2.14	35,790,600	2.30
Unamortized bond premiums	47,614		35,729
Unamortized bond discounts	(23,592)		(24,947)
Hedging adjustments	125,899		106,407
Total CO Bonds	$30,547,991		$35,907,789

Redemption Feature	September 30, 2010	December 31, 2009
Non-callable or non-putable	$22,386,070	$25,530,600
Callable	8,012,000	10,260,000
Total CO Bonds, par value	$30,398,070	$35,790,600

Year of Contractual Maturity or Next Call Date	September 30, 2010	December 31, 2009
Due in 1 year or less	$21,951,420	$26,744,550
Due after 1 year through 2 years	2,168,050	3,168,650
Due after 2 years through 3 years	1,508,000	1,594,550
Due after 3 years through 4 years	842,000	1,206,750
Due after 4 years through 5 years	880,250	676,900
Thereafter	3,048,350	2,399,200
Total CO Bonds, par value	$30,398,070	$35,790,600

Our participation in Discount Notes, all of which are due within one year, was as follows:

Discount Notes	September 30, 2010	December 31, 2009
Book value	$9,728,153	$6,250,093
Par value	9,729,681	6,251,677
Weighted average effective interest rate	0.14%	0.12%

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 11 - Capital

We are subject to capital requirements under our capital plan and the Federal Housing Finance Agency (“Finance Agency”) rules and regulations.

As detailed in the following table, we were in compliance with the Finance Agency's capital requirements at September 30, 2010, and December 31, 2009.

	September 30, 2010		December 31, 2009
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$767,932	$2,911,002	$888,918	$2,830,673
Regulatory permanent capital-to-asset ratio	4.00%	6.49%	4.00%	6.07%
Regulatory permanent capital	$1,794,471	$2,911,002	$1,863,963	$2,830,673
Leverage ratio	5.00%	9.73%	5.00%	9.11%
Leverage capital	$2,243,088	$4,366,502	$2,329,953	$4,246,009

For regulatory purposes, AOCI is not considered capital; Mandatorily Redeemable Capital Stock ("MRCS"), however, is considered capital.

Mandatorily Redeemable Capital Stock. We reclassify capital stock subject to redemption from capital to a liability once a member withdraws from membership, or attains non-member status by merger or acquisition, charter termination, relocation, or involuntary termination from membership. Shares of capital stock meeting these definitions are reclassified to a liability at fair value, at which time a five-year redemption period commences. At September 30, 2010, and December 31, 2009, we had $782,052 and $755,660, respectively, in capital stock subject to mandatory redemption.  These amounts have been classified as a liability in the Statements of Condition.

The following table details the activities in MRCS:

	Nine Months Ended	Year Ended
Activity	September 30, 2010	December 31, 2009
Balance at beginning of period	$755,660	$539,111
Due to mergers and acquisitions	31,874	220,389
Due to change in status	(2,150)	—
Redemptions/repurchases during the period	(3,375)	(4,160)
Accrued dividends	43	320
Balance at end of period	$782,052	$755,660

The number of former members holding MRCS was 31 and 29 at September 30, 2010, and December 31, 2009, respectively, which includes eight and five institutions, respectively, acquired by the FDIC in its capacity as receiver.

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

Year of Redemption	September 30, 2010	December 31, 2009
Year 1 (1)	$93,935	$4,395
Year 2	58,322	138,923
Year 3	42,977	14,422
Year 4	516,243	379,681
Year 5	70,575	218,239
Total MRCS	$782,052	$755,660

(1)
Includes $500 of MRCS that has reached the end of the five-year redemption period but for which credit products remain outstanding.  Accordingly, these shares of stock will not be redeemed until the credit products are no longer outstanding.

Dividends declared on capital stock classified as a liability are accrued at the expected dividend rate and reported as Interest Expense in the Statements of Income, as follows, for the three and nine months ended September 30, 2010, and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Dividends on MRCS	$2,075	$2,679	$9,266	$9,605

Excess Capital Stock.  Excess stock is defined as the amount of stock held by a member or former member in excess of that institution's minimum stock requirement.  Finance Agency rules limit the ability of an FHLB to create member excess stock under certain circumstances.  We may not pay dividends in the form of capital stock or issue new excess stock to members if our excess stock exceeds 1% of our Total Assets or if the issuance of excess stock would cause our excess stock to exceed 1% of our Total Assets.  Our excess stock exceeded 1% of our Total Assets at September 30, 2010, and December 31, 2009.  Therefore, we are currently not permitted to distribute stock dividends.

Stock Redemption Requests.  The following table details the amount of stock not considered MRCS that is subject to a redemption request by year of redemption:

Year of Redemption	September 30, 2010	December 31, 2009
Year 1	$24,375	$—
Year 2	5,450	29,825
Year 3	2,750	2,750
Year 4	98,500	—
Year 5	2,040	98,500
Total	$133,115	$131,075

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 12 - Segment Information

We have identified two primary operating segments as defined in our 2009 Form 10-K:

•
Credit Services, Investments and Deposit Products (“Traditional”), which includes credit services (such as Advances, letters of credit and lines of credit), investments (including Federal Funds Sold, Securities Purchased Under Agreement to Resell, AFS securities, HTM securities), and deposits; and

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

The following tables detail our financial performance by operating segment:

	For the Three Months Ended			For the Nine Months Ended
September 30, 2010	Traditional	MPP	Total	Traditional	MPP	Total
Net Interest Income	$54,092	$28,091	$82,183	$133,849	$66,048	$199,897
Other Income (Loss)	2,484	(1,126)	1,358	(64,888)	(1,826)	(66,714)
Other Expenses	13,342	767	14,109	34,631	1,987	36,618
Income Before Assessments	43,234	26,198	69,432	34,330	62,235	96,565
Total Assessments	11,640	6,950	18,590	9,865	16,511	26,376
Net Income	$31,594	$19,248	$50,842	$24,465	$45,724	$70,189
September 30, 2009
Net Interest Income	$45,040	$20,456	$65,496	$126,153	$80,653	$206,806
Other Income (Loss)	(25,063)	(559)	(25,622)	(40,188)	(2,032)	(42,220)
Other Expenses	9,636	611	10,247	30,529	1,769	32,298
Income Before Assessments	10,341	19,286	29,627	55,436	76,852	132,288
Total Assessments	2,963	5,116	8,079	15,492	20,389	35,881
Net Income	$7,378	$14,170	$21,548	$39,944	$56,463	$96,407

The following table details asset balances by segment:

Asset Balances by Segment	September 30, 2010	December 31, 2009
Traditional	$38,374,351	$39,327,171
MPP	6,487,412	7,271,895
Total Assets	$44,861,763	$46,599,066

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 13 - Estimated Fair Values

Estimated Fair Value Methodologies and Techniques. We estimated the fair values of financial instruments by using available market information and our best judgment of appropriate valuation methods. These estimates are based on pertinent information available to us at the Statements of Condition dates. Although we use our best judgment in estimating the fair values, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of our financial instruments, certain fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect our judgment of how a market participant would estimate the fair values. The fair value summary table included herein does not represent an estimate of our overall market value as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

A description of the fair value methodologies is disclosed in our 2009 Form 10-K, and no changes have been made in the current year.

Sensitivity of Estimates. Estimates of the fair values of our financial instruments, such as Advances with options, mortgage instruments, derivatives with embedded options and CO Bonds with options, using the methods described in our 2009 Form 10-K, are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, prepayment speed assumptions, expected interest-rate volatility, methods to determine possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair value estimates. These estimates are susceptible to material near-term changes.

The carrying value and estimated fair values of our financial instruments were as follows:

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
Financial Instruments	Value	Fair Value	Value	Fair Value
Assets:
Cash and Due from Banks	$11,848	$11,848	$1,722,077	$1,722,077
Interest-Bearing Deposits	47	47	25	25
Securities Purchased Under Agreements to Resell	1,250,000	1,249,999	—	—
Federal Funds Sold	6,677,000	6,677,020	5,532,000	5,532,253
AFS securities	2,226,340	2,226,340	1,760,714	1,760,714
HTM securities	9,140,605	9,421,087	7,701,151	7,690,482
Advances	18,914,117	19,069,408	22,442,904	22,537,027
Mortgage Loans Held for Portfolio	6,487,412	6,853,500	7,271,895	7,531,415
Accrued Interest Receivable	103,753	103,753	114,246	114,246
Derivative Assets	2,725	2,725	1,714	1,714
Rabbi Trust assets (included in Other Assets)	14,902	14,902	14,591	14,591

Liabilities:
Deposits	590,050	590,050	824,851	824,851
Consolidated Obligations:
Discount Notes	9,728,153	9,728,304	6,250,093	6,250,558
CO Bonds	30,547,991	31,257,336	35,907,789	36,054,510
Accrued Interest Payable	161,927	161,927	211,504	211,504
Derivative Liabilities	882,799	882,799	712,716	712,716
MRCS	782,052	782,052	755,660	755,660

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Fair Value Hierarchy.  We record AFS securities, Derivative Assets, Rabbi Trust assets (publicly-traded mutual funds), and Derivative Liabilities at fair value. The fair value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value for assets and liabilities that are carried at fair value, both on a recurring and non-recurring basis, on the Statement of Condition.  The inputs are evaluated and an overall level for the fair value measurement is determined.  This overall level is an indication of market observability of the fair value measurement for the asset or liability.

Outlined below is the application of the fair value hierarchy to our financial assets and financial liabilities that are carried at fair value.

Level 1 - defined as those instruments for which fair value is determined from quoted prices (unadjusted) for identical assets or liabilities in active markets. The types of assets and liabilities carried at Level 1 fair value generally include investments such as U.S. Treasury securities and publicly-traded mutual funds.

Level 2 - defined as those instruments for which fair value is determined from quoted prices for similar assets and liabilities in active markets, or, if a valuation methodology is utilized, inputs are selected that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The types of assets and liabilities carried at Level 2 fair value generally include AFS securities, including U.S. government and agency securities and TLGPs, and derivative contracts.

Level 3 - defined as those instruments for which inputs to the valuation methodology are unobservable and significant to the fair value measurement. The types of assets and liabilities that are carried at Level 3 fair value on either a recurring or non-recurring basis generally include private-label RMBS.

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

Significant Inputs for Recurring and Nonrecurring Fair Value Measurements.   The following represents the significant inputs used to determine fair value of those instruments carried on the Statements of Condition at fair value, which are classified as Level 2 or Level 3 within the fair value hierarchy.  These disclosures do not differentiate between recurring and nonrecurring fair value measurements.

Investment securities - non-MBS.  The fair value of non-MBS investment securities that are carried on the Statements of Condition at fair value (AFS GSEs and TLGPs) is determined using a market-observable price quote from a third-party pricing service (Composite Bloomberg Bond Trade screen), thus falling under the market approach.  This price represents executable prices for identical assets.

Investment securities - MBS. As of September 30, 2010, none of our MBS holdings are carried at fair value. Our valuation technique incorporates prices from up to four designated third-party pricing vendors when available. These pricing vendors use methods that generally employ, but are not limited to, benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. We establish a price for each of our MBS using a formula that is based upon the number of prices received. If four prices are received, the average of the middle two prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to validation as described below.

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

Interest-rate related:

•	London Interbank Offered Rate (“LIBOR”) swap curve;

•	Volatility assumption. Market-based expectations of future interest-rate volatility implied from current market prices for similar options; and

•
For interest-rate caps, fair value estimates are based upon dealer quotes (for each cap, one dealer estimate is received) and are corroborated by using a pricing model and observable market data (e.g., the interest-rate swap curve and cap volatility).

Interest-rate futures/forwards and mortgage delivery commitments:

•	Fannie Mae to-be-announced (“TBA”) securities prices. Market-based prices of TBAs by coupon class and expected term until settlement.

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

•
Derivative Assets and Derivative Liabilities - The estimated fair values are based on the U.S. dollar swap curve, swaption values, dealer quotes, or TBA values.  Derivative market values are compared each month to market values provided by the derivative counterparties, and significant differences are investigated, based on certain criteria, and analyzed.

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following tables detail, for each hierarchy level, our assets and liabilities that are carried at fair value on a recurring basis on our Statements of Condition:

					Netting
September 30, 2010	Total	Level 1	Level 2	Level 3	Adjustment (1)
AFS securities:
GSEs	$1,900,230	$—	$1,900,230	$—	$—
TLGPs	326,110	—	326,110	—	—
Total AFS securities	2,226,340	—	2,226,340	—	—
Derivative Assets:
Interest-rate related	2,441	—	176,314	—	(173,873)
Interest-rate futures/forwards	23	—	23	—	—
Mortgage delivery commitments	261	—	261	—	—
Total Derivative Assets	2,725	—	176,598	—	(173,873)
Rabbi Trust (included in Other Assets)	14,902	14,902	—	—	—
Total assets at fair value	$2,243,967	$14,902	$2,402,938	$—	$(173,873)

Derivative Liabilities:
Interest-rate related	$882,159	$—	$1,280,420	$—	$(398,261)
Interest-rate futures/forwards	499	—	499	—	—
Mortgage delivery commitments	141	—	141	—	—
Total Derivative Liabilities	882,799	—	1,281,060	—	(398,261)
Total liabilities at fair value	$882,799	$—	$1,281,060	$—	$(398,261)
December 31, 2009
AFS securities:
GSEs	$1,760,714	$—	$1,760,714	$—	$—
TLGPs	—	—	—	—	—
Total AFS securities	1,760,714	—	1,760,714	—	—
Derivative Assets	1,714	—	198,055	—	(196,341)
Rabbi Trust (included in Other Assets)	14,591	14,591	—	—	—
Total assets at fair value	$1,777,019	$14,591	$1,958,769	$—	$(196,341)

Derivative Liabilities	$712,716	$—	$989,526	$—	$(276,810)
Total liabilities at fair value	$712,716	$—	$989,526	$—	$(276,810)

(1)
Amounts represent the effect of legally enforceable master netting agreements that allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same counterparties.

Fair Value on a Nonrecurring Basis. We measure certain HTM securities at fair value on a nonrecurring basis. These assets are not carried at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances (e.g., when there is evidence of OTTI). These amounts fall under Level 3 in the fair value hierarchy.

As of September 30, 2010, none of our HTM securities are carried at fair value. However, we recorded certain HTM securities at fair value and recognized OTTI on those HTM securities during the three months ended September 30, 2009, and during the nine months ended September 30, 2010, and 2009, which were included in Other Income (Loss) on the Statements of Income.

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table details the values of the assets recorded at fair value on a nonrecurring basis:

Value on a Nonrecurring Basis	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
Carrying value prior to write-down	$—	$117,044	$145,663	$670,162
Fair value at period-end date	—	109,219	131,210	513,234

Note 14 - Commitments and Contingencies

Consolidated Obligations. Consolidated Obligations are backed only by the financial resources of the FHLBs. The joint and several liability regulation of the Finance Agency authorizes it to require any FHLB to repay all or a portion of the principal and interest on Consolidated Obligations for which another FHLB is the primary obligor.  No FHLB has ever been asked or required to repay the principal or interest on any Consolidated Obligation on behalf of another FHLB, and as of September 30, 2010, and through the filing date of this report, we do not believe that it is probable that we will be asked to do so.

We have determined that it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the Consolidated Obligations because the joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBs.  The FHLBs have no control over the amount of the guaranty or the determination of how each FHLB would perform under the joint and several obligations.  The par values of the outstanding Consolidated Obligations for all 12 FHLBs totaled approximately $806.0 billion and $930.6 billion at September 30, 2010, and December 31, 2009, respectively.

Commitments to Extend Advances. Commitments that legally bind us for additional Advances totaled approximately $1,663,893 and $37,681 at September 30, 2010, and December 31, 2009, respectively. Commitments generally are for periods up to six months and will be funded provided the member meets our collateral and underwriting requirements.  Based on credit analyses performed by our management as well as collateral requirements, we have not deemed it necessary to record any additional liability on these commitments.

Standby letters of credit. These short-term financing arrangements are executed for a fee between us and one of our members. If we are required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized Advance to the member. Outstanding standby letters of credit were as follows:

Standby Letters of Credit	September 30, 2010	December 31, 2009
Outstanding notional	$533,807	$589,654
Original terms	3 months - 20 years	3 months - 20 years
Final expiration year	2029	2029

The values of the guarantees related to standby letters of credit as reported in Other Liabilities were $5,638 and $4,969 at September 30, 2010, and December 31, 2009, respectively. Based on credit analyses performed by our management as well as collateral requirements, we have not deemed it necessary to record any additional liability on these commitments. Commitments are fully collateralized at the time of issuance. Outstanding commitments that unconditionally obligated us for additional letters of credit were $29,971 and $0 at September 30, 2010, and December 31, 2009, respectively.

We monitor the creditworthiness of our standby letters of credit based on an evaluation of our members. We have established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit.

Unused Lines of Credit. We had $705,633 and $170,580 of unused lines of credit available to members at September 30, 2010, and December 31, 2009, respectively.

Commitments to Purchase Mortgage Loans. Commitments that unconditionally obligate us to purchase mortgage loans totaled $204,582 and $38,328 at September 30, 2010, and December 31, 2009, respectively. Commitments are generally for periods not to exceed 91 days. Such commitments are reported as Derivative Assets or Derivative Liabilities at their fair value.

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Pledged Collateral. We generally execute derivatives with large banks and major broker-dealers and generally enter into bilateral pledge (collateral) agreements.  We had pledged $230,183 and $80,457 of collateral, at par, at September 30, 2010, and December 31, 2009, respectively.

Unsettled Consolidated Obligations. As of September 30, 2010, we committed to issue $151,000 par value of CO Bonds, of which $100,000 were hedged with associated interest-rate swaps, and we had $300,000 par value of Discount Notes that had traded but not settled. This compares to $1,994,500 par value of CO Bonds, of which $1,650,000 were hedged with associated interest-rate swaps, and no Discount Notes that had traded but not settled, as of December 31, 2009.

Legal Proceedings. We are subject to legal proceedings arising in the normal course of business. Management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on our financial condition or results of operations. We are not aware of any pending or threatened litigation against us at this time.

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

Activity with Directors' Financial Institutions	September 30, 2010	December 31, 2009
Advances, par value	$4,148,318	$4,889,358
% of Total Advances	23.0%	22.5%
Mortgage Loans Held for Portfolio, par value	$226,679	$216,217
% of Total Mortgage Loans Held for Portfolio	3.5%	3.0%
Capital Stock, including MRCS, par value	$449,579	$453,813
% of Total Capital Stock, including MRCS	17.9%	18.3%

During the three and nine months ended September 30, 2010, and 2009, we acquired mortgage loans from Directors' Financial Institutions, presented as of the date of the directors' appointments and resignations, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Mortgage Loans purchased from Directors' Financial Institutions	$30,129	$24,352	$35,262	$37,998

Federal Home Loan Bank of Indianapolis
Notes to Interim Unaudited Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 16 - Subsequent Events

On October 28, 2010, we announced that we will repurchase up to $250,000 in par value of excess stock on a pro rata basis from all shareholders with excess stock (provided that no fractional shares will be repurchased).  This is in accordance with Section VI.C. of our Capital Plan dated September 19, 2002 (as amended).  Letters of repurchase were sent only to shareholders that held excess stock as of September 30, 2010. The repurchase will occur on November 18, 2010, provided that such repurchase meets all of the terms and conditions of our Capital Plan as of the date of the repurchase.

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

Unless otherwise stated, amounts disclosed in this report represent values rounded to the nearest million; therefore, amounts less than one million may not be reflected in this report and may not appear to agree to the Statement of Income due to rounding in previous quarters.  Amounts used to calculate changes are based on numbers in the thousands.  Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

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

•	volatility of market prices, rates, and indices that could affect the value of collateral we hold as security for the obligations of our members and counterparties;

•	demand for our Advances and purchases of mortgage loans resulting from:

◦	changes in our members' deposit flows and credit demands;

◦	membership changes, including, but not limited to, mergers, acquisitions and consolidations of charters;

◦	changes in the general level of housing activity in the United States, the level of refinancing activity and consumer product preferences; and

◦	competitive forces, including, without limitation, other sources of funding available to our members;

•	our ability to introduce new products and services and successfully manage the risks associated with our products and services, including new types of collateral securing Advances;

•	changes in mortgage asset prepayment patterns, delinquency rates and housing values;

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

•	negative adjustments in the FHLBs' credit ratings that could adversely impact the marketability of our Consolidated Obligations, products, or services;

•	risk of loss should one or more of the FHLBs be unable to repay its participation in the Consolidated Obligations, or otherwise be unable to meet its financial obligations;

•	ability to attract and retain skilled individuals in order to fulfill an anticipated increase in staffing needs due to the evolving regulatory environment;

•	ability to develop and support technology and information systems sufficient to effectively manage the risks of our business;

•	changes in terms of interest-rate exchange agreements and similar agreements;

•	risk of loss arising from natural disasters, acts of war or acts of terrorism; and

•	changes in or differing interpretations of accounting guidance.

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

We group our products and services within two business segments:

•
Traditional, which includes credit services (such as Advances, letters of credit, and lines of credit), investments (including Federal Funds Sold, Securities Purchased Under Agreements to Resell, AFS securities, and HTM securities), and deposits; and

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

Our Net Interest Income is primarily determined by the interest-rate spread between the interest rate earned on our assets and the interest rate paid on our share of the Consolidated Obligations.  We use funding and hedging strategies to mitigate the related interest-rate risk.

The Economy and the Financial Services Industry

Our financial condition and results of operations are influenced by the general state of the global and national economies, the local economies in our district states of Indiana and Michigan and their impact on our member financial institutions; the conditions in the financial, credit and mortgage markets; and the prevailing level of interest rates. The U.S. economy entered a recession in December 2007, which continued in 2008 and ended in June 2009. In addition, many of the effects of the world-wide financial crisis, including high levels of mortgage delinquencies and foreclosures, depressed housing prices, stock market fluctuations, higher borrowing costs for many financial institutions, serious pressures on earnings and capital at many financial institutions, and high unemployment rates continued during the first nine months of 2010.

According to a press release issued by the Federal Open Market Committee (“FOMC”) of the Federal Reserve Board (the "Federal Reserve") on November 3, 2010, there are signs that the pace of recovery in output and employment has slowed in recent months.  Household spending is increasing gradually, but remains constrained by high unemployment, modest income growth, lower housing wealth, and tight credit. Business spending on equipment and software is rising, though less rapidly than earlier in the year; however, investment in nonresidential structures continues to be weak, and employers remain reluctant to add to payrolls.  Housing starts remain at a depressed level.  Longer-term inflation expectations have remained stable, but measures have trended lower in the recent quarter. The FOMC seeks to foster maximum employment and price stability. Currently, the unemployment rate is elevated, and measures of underlying inflation are somewhat low, relative to levels that the FOMC judges to be consistent, over the longer run, with its dual mandate. Although the FOMC anticipates a gradual return to higher levels of resource utilization in a context of price stability, progress toward its objectives has been disappointingly slow. The FOMC indicated that it will maintain the target range for the federal funds rate at 0.00-0.25%, as it continues to anticipate that economic conditions, including low rates of resource utilization, subdued inflation trends, and stable inflation expectations, are likely to warrant exceptionally low levels of the federal funds rate for an extended period.

To promote a stronger pace of economic recovery and to help ensure that inflation, over time, is at levels consistent with its mandate, the FOMC decided to expand its holdings of securities. The FOMC will maintain its existing policy of reinvesting principal payments from its securities holdings. In addition, the FOMC intends to purchase a further $600 billion of longer-term Treasury securities by the end of the second quarter of 2011, a pace of about $75 billion per month. The FOMC will regularly review the pace of its securities purchases and the overall size of the asset-purchase program in light of incoming information and will adjust the program as needed to best foster maximum employment and price stability.

Economic data for Indiana and Michigan continue to generally compare unfavorably to national data. The Bureau of Labor Statistics reported that Michigan's unemployment rate declined to 13.0% for September 2010 but was the second highest in the nation, while Indiana's rate increased to 10.1%, exceeding the U.S. rate of 9.6%. Non-farm payrolls for both states were fairly stable during September and year-over-year. Lender Processing Services reported that Indiana had a non-current mortgage rate of 14.2% and Michigan had a non-current mortgage rate of 13.9% for September 2010, placing both states above the national rate of 13.0%. We believe the overall economic outlook for our district is showing some signs of improvement, but will continue to trail the overall U.S. economy.

Financial Trends in the Capital Markets

The Office of Finance, our fiscal agent, issues debt in the global capital markets on behalf of the 12 FHLBs in the form of Consolidated Obligations, which include CO Bonds and Discount Notes.  The 12 FHLBs and the Office of Finance are collectively known as the “FHLB System.”  Our funding operations depend on debt issued by the Office of Finance, and the issuance of our debt is affected by events in the capital markets.

The par amount of our COs decreased by 5% to $40.1 billion at September 30, 2010, compared to $42.0 billion at December 31, 2009.  The outstanding balance of CO Bonds, at par, was 76% of total COs, compared to 85% at December 31, 2009.  CO Bonds as a percentage of total COs fell as Discount Notes were used to fund short-term investments, floating-rate securities in our HTM portfolio, and a portion of our swapped Advances.  During the first nine months of 2010, the agency debt markets continued to function well.  Although our swapped funding levels deteriorated during the first quarter of 2010, they improved during the second and third quarters of 2010.

On February 1, 2010, several lending programs administered by the Federal Reserve Bank of New York reached their scheduled expiration dates.  These programs included the Commercial Paper Funding Facility, the Primary Dealer Credit Facility, and the Term Securities Lending Facility. On February 10, 2010, Fannie Mae and Freddie Mac announced plans to purchase mortgage loans that are 120 days or more delinquent out of mortgage-backed securities. The initial purchases occurred through May 2010, with additional delinquency purchases as needed thereafter. The expiration of these programs and the delinquency purchases did not appear to have a major effect on the agency debt markets. In addition, the Federal Reserve Bank of New York's purchases of our COs, along with debt issued by Fannie Mae and Freddie Mac, ended during the first quarter of 2010.

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

However, this new rule, combined with shrinking yields in the money market sector, has driven investors to seek riskier investment categories that offer a higher rate of return. Taxable money market fund assets declined during the first six months of 2010, then increased to $2.45 trillion during the third quarter of 2010. As a subset of those assets, taxable money market fund investments allocated to the “U.S. Other Agency” category have also declined, dropping an additional $93 billion since year-end 2009.

During the third quarter of 2010, the capital markets were primarily affected by the sovereign debt crisis in Europe, the high unemployment levels in the U.S., the possibility of another recession, the timing of future actions by the FOMC and the passage of the Dodd-Frank Wall Street Reform and Consumers Protection Act ("Dodd-Frank Act" or "Act") on July 21, 2010.

On August 10, 2010, the Federal Reserve Bank of New York released a statement concerning the reinvestment of principal payments from agency debt and agency mortgage-backed securities into longer-term U.S. Treasury securities, with the goal of keeping the Federal Reserve's securities holdings at their then-current level.

Analysis of Operating Results

Our overall results are dependent on the market environment, as well as our members' demand for wholesale funding and sales of mortgage loans.  As part of their overall business strategy, our members typically use wholesale funding, in the form of Advances, along with other sources of funding, such as retail deposits and excess liquidity. In addition, certain members may also sell mortgage loans to us.

Periods of economic growth have led to significant use of wholesale funds by our members because businesses typically fund expansion by using either wholesale or retail borrowing.  Conversely, slow economic growth has tended to decrease our members' wholesale borrowing activity.  Member demand for Advances and the MPP is also influenced by the steepness of the yield curve, as well as the availability and cost of other sources of wholesale or government funding.  Advances declined during the first nine months of 2010 due to decreased demand related to various economic factors such as growth in our members' deposits and low loan demand at our members' institutions.  Mortgage Loans Held for Portfolio has also decreased.  The decreases in Advances and Mortgage Loans Held for Portfolio contributed to lower Net Interest Income for the nine months ended September 30, 2010, compared to the same period in 2009, as described in "Results of Operations for the Three and Nine Months Ended September 30, 2010" herein. Going forward, we expect Net Interest Income to decline further as spreads on our interest-earning assets revert to normal levels.

Summary of Selected Financial Data

The following table presents a summary of certain financial information as of and for the periods indicated ($ amounts in millions):

	Financial Highlights
	As of and for the Three Months Ended
	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
Statement of Condition:
Investments (1)	$19,294	$18,734	$16,825	$14,994	$16,381
Advances	18,914	19,989	21,582	22,443	24,432
Mortgage Loans Held for Portfolio	6,487	6,749	6,990	7,272	7,508
Total Assets	44,862	45,639	47,072	46,599	48,553
Discount Notes	9,728	7,434	11,537	6,250	10,687
CO Bonds	30,548	33,616	31,267	35,908	33,280
Total Consolidated Obligations, net	40,276	41,050	42,804	42,158	43,967
MRCS	782	781	751	756	602
Capital Stock, Class B Putable	1,733	1,731	1,732	1,726	1,875
Retained Earnings	396	351	373	349	334
AOCI	(255)	(264)	(344)	(329)	(210)
Total Capital	1,874	1,818	1,761	1,746	1,999
Statement of Income:
Net Interest Income	82	56	62	65	66
Net OTTI Credit Losses	— (2)	(62)	(6)	(15)	(24)
Other Income (Loss), excluding Net OTTI Credit Losses	1	—	—	(1)	(1)
Other Expenses	14	11	12	17	11
Total Assessments	18	(4)	12	9	8
Net Income (Loss)	51	(13)	32	23	22
Selected Financial Ratios:
Return on average equity (3)	10.96%	(2.90)%	7.42%	5.11%	4.09%
Return on average assets	0.45%	(0.11)%	0.28%	0.20%	0.17%
Dividend payout ratio (4)	12.67%	NM (4)	26.92%	39.08%	71.61%
Net interest margin (5)	0.73%	0.47%	0.53%	0.55%	0.52%
Total Capital ratio (at period end) (6)	4.18%	3.98%	3.74%	3.75%	4.12%
Total regulatory capital ratio (at period end) (7)	6.49%	6.27%	6.07%	6.07%	5.79%
Average Equity to Average Assets	4.09%	3.77%	3.74%	3.90%	4.18%
Weighted average dividend rate, Class B stock (8)	1.50%	2.00%	2.00%	1.96%	3.25%
Par amount of outstanding Consolidated Obligations for all 12 FHLBs	$806,006	$846,481	$870,928	$930,617	$973,579

(1)	Investments consist of HTM securities, AFS securities, Interest-Bearing Deposits, Federal Funds Sold, and Securities Purchased Under Agreements to Resell.
(2)	Due to the rounding of quarterly and year-to-date amounts, the actual amount of $0.6 million is shown as zero for the three months ended September 30, 2010.
(3)	Return on average equity is Net Income (Loss) expressed as a percentage of average total capital.

(4)
The dividend payout ratio is calculated by dividing dividends paid in cash during the period by Net Income (Loss) for the period. This ratio is not meaningful for the three months ended June 30, 2010, due to our Net Loss for that period.

(5)	Net interest margin is Net Interest Income expressed as a percentage of average earning assets.
(6)	Total Capital ratio is Capital Stock plus Retained Earnings and AOCI as a percentage of period-end Total Assets.
(7)	Total regulatory capital ratio is Capital Stock plus Retained Earnings and MRCS as a percentage of period-end Total Assets.
(8)	Weighted average dividend rates are dividends paid in cash during the period divided by the average of Capital Stock eligible for dividends (i.e., excludes MRCS).

Results of Operations for the Three and Nine Months Ended September 30, 2010, and 2009

The following table presents the comparative highlights of our results of operations ($ amounts in millions):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
			$	%			$	%
Comparative Highlights	2010	2009	change	change	2010	2009	change	change
Net Interest Income	$82	$66	$16	25%	$200	$207	$(7)	(3)%
Other Income (Loss)	1	(25)	26	105%	(67)	(42)	(25)	(58)%
Other Expenses	14	11	3	38%	37	32	5	13%
Income Before Assessments	69	30	39	134%	96	133	(37)	(27)%
Total Assessments	18	8	10	130%	26	36	(10)	(26)%
Net Income	$51	$22	$29	136%	$70	$97	$(27)	(27)%

Net Income

The following factors contributed to the increase in Net Income for the three months ended September 30, 2010.

•	The increase in Other Income (Loss) was primarily due to lower OTTI credit losses on certain private-label RMBS as discussed in more detail in “Other Income” herein.

•
The increase in Net Interest Income was primarily due to an increase in prepayment fees on Advances, a decrease in premium amortization expense, and wider spreads on certain interest-earning assets, partially offset by a decrease in interest-earning assets. The factors impacting Net Interest Income are further addressed below under “Net Interest Income.”

The increases in Other Income (Loss) and Net Interest Income were partially offset by:

•	an increase in Total Assessments, which is directly attributable to the higher level of Income Before Assessments; and

•	an increase in Other Expenses, primarily due to higher compensation and benefit expenses.
The following factors contributed to the decrease in Net Income for the nine months ended September 30, 2010.

•	The decrease in Other Income (Loss) was primarily due to higher OTTI credit losses on certain private-label RMBS as discussed in more detail in "Other Income" herein.

•	The decrease in Net Interest Income was primarily due to a decrease in interest-earning assets. The factors impacting Net Interest Income are further addressed below under "Net Interest Income."

The decreases in Other Income (Loss) and Net Interest Income were partially offset by a decrease in Total Assessments, which is directly attributable to the lower level of Income Before Assessments.

Net Interest Income

Net Interest Income is our primary source of earnings.  We generate Net Interest Income from two components: (i) the net interest-rate spread, and (ii) the amount earned on the excess of interest-earning assets over interest-bearing liabilities. The sum of these two components, when expressed as a percentage of the average balance of interest-earning assets, equals the net interest margin.

Items that increased Net Interest Income for the three months ended September 30, 2010, compared to the same period in 2009, included:

•	an increase in prepayment fee income on Advances;

•	higher average balance of HTM and AFS securities, as shown on the following tables;

•	wider spreads on HTM securities, primarily due to the replacement of higher-costing debt with lower-costing debt reflecting the current low interest-rate environment; and

•	a decrease in premium amortization expense due to a retrospective adjustment to reduce our estimated MPP prepayment speeds to reflect our recent experience.

These increases were partially offset by lower average balances of Advances and Mortgage Loans Held for Portfolio, as shown on the following tables.

The decrease in Net Interest Income for the nine months ended September 30, 2010, compared to the same period in 2009, was primarily due to lower average balances of Advances and Mortgage Loans Held for Portfolio, as shown on the following tables.

This decrease was partially offset by:

•	an increase in prepayment fee income on Advances;

•	higher average balances of HTM and AFS securities, as shown on the following tables;

•	wider spreads on HTM securities, primarily due to the replacement of higher-costing debt with lower-costing debt reflecting the current low interest-rate environment; and

•	a decrease in premium amortization expense due to a retrospective adjustment to reduce our estimated MPP prepayment speeds to reflect our recent experience.

The following tables present average balances, interest income and expense, and average yields of our major categories of interest-earning assets and the sources funding those interest-earning assets ($ amounts in millions):

	For the Three months ended September 30,
	2010			2009
	Average Balance	Interest Income/ Expense	Avg. Yield	Average Balance	Interest Income/ Expense	Avg. Yield
Assets:
Securities Purchased Under Agreements to Resell	$3,260	$2	0.22%	$535	$—	0.17%
Federal Funds Sold	4,109	3	0.28%	6,690	4	0.21%
AFS securities (1)(2)	1,844	3	0.57%	1,676	3	0.74%
HTM securities (3)	9,031	63	2.77%	7,674	68	3.50%
Advances (1)	19,757	64	1.29%	25,412	77	1.20%
Mortgage Loans Held for Portfolio	6,632	90	5.41%	7,684	93	4.79%
Other Assets (interest-earning) (4)	222	1	1.47%	138	—	0.16%
Total interest-earning assets	44,855	226	2.00%	49,809	245	1.95%
Other Assets (non-interest earning)	454			405
Fair value adjustment on HTM (3)	(247)			(151)
Total Assets	$45,062			$50,063
Liabilities and Capital:
Interest-Bearing Deposits	$618	—	0.05%	864	—	0.07%
Discount Notes	7,634	4	0.18%	12,757	8	0.26%
CO Bonds (1)	32,400	138	1.69%	32,397	168	2.06%
MRCS	782	2	1.05%	560	3	1.90%
Other Borrowings	1	—	—%	—	—	—%
Total interest-bearing liabilities	41,435	144	1.38%	46,578	179	1.52%
Other Liabilities	1,786			1,394
Total Capital	1,841			2,091
Total Liabilities and Capital	$45,062			$50,063
Net Interest Income and net spread on interest-earning assets less interest-bearing liabilities		$82	0.62%		$66	0.43%
Net interest margin	0.73%			0.52%
Average interest-earning assets to interest-bearing liabilities	1.08			1.07

	For the Nine Months Ended September 30,
	2010			2009
	Average Balance	Interest Income/ Expense	Avg. Yield	Average Balance	Interest Income/ Expense	Avg. Yield
Assets:
Securities Purchased Under Agreements to Resell	$1,743	$3	0.21%	$309	$1	0.17%
Federal Funds Sold	6,465	10	0.20%	8,282	21	0.34%
AFS Securities (1)(2)	1,729	6	0.47%	1,679	16	1.28%
HTM Securities (3)	8,585	189	2.95%	7,453	213	3.82%
Advances (1)	20,902	168	1.07%	27,466	337	1.64%
Mortgage Loans Held for Portfolio	6,879	264	5.14%	8,174	317	5.18%
Other Assets (interest-earning) (4)	160	1	0.63%	183	—	0.17%
Total interest-earning assets	46,463	641	1.85%	53,546	905	2.26%
Other Assets (non-interest earning)	420			454
Fair value adjustment on HTM (3)	(293)			(93)
Total Assets	$46,590			$53,907
Liabilities and Capital:
Interest-Bearing Deposits	$732	—	0.04%	$1,092	1	0.09%
Discount Notes	8,975	11	0.16%	17,302	82	0.64%
CO Bonds (1)	32,761	421	1.72%	31,281	605	2.59%
MRCS	769	9	1.61%	552	10	2.33%
Other Borrowings	—	—	—%	1	—	0.24%
Total interest-bearing liabilities	43,237	441	1.37%	50,228	698	1.86%
Other Liabilities	1,554			1,595
Total Capital	1,799			2,084
Total Liabilities and Capital	$46,590			$53,907
Net Interest Income and net spread on interest-earning assets less interest-bearing liabilities		$200	0.48%		$207	0.40%
Net interest margin	0.58%			0.52%
Average interest-earning assets to interest-bearing liabilities	1.07			1.07

(1)	Interest income/expense and average rates include the effect of associated interest-rate exchange agreements to the extent such agreements qualify as fair value hedges.
(2)	The average balances of AFS securities are reflected at amortized cost; therefore, the resulting yields do not reflect changes in fair value, if applicable.
(3)	Average balances of HTM securities are reflected at amortized cost; therefore, the resulting yields do not reflect changes in fair value, if applicable.
(4)	Other Assets (interest-earning) consists of Interest-Bearing Deposits, Loans to Other FHLBs, and Rabbi Trust assets.

The following table summarizes changes in Interest Income and Interest Expense between the three and nine months ended September 30, 2010, and 2009 ($ amounts in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2010 over 2009			2010 over 2009
	Volume	Rate	Total	Volume	Rate	Total
Increase (Decrease) in Interest Income:
Advances	$(18)	$5	$(13)	$(69)	$(100)	$(169)
Securities Purchased Under Agreements to Resell	1	1	2	2	—	2
Federal Funds Sold	(2)	1	(1)	(4)	(7)	(11)
AFS Securities	—	—	—	—	(10)	(10)
HTM Securities	11	(16)	(5)	29	(53)	(24)
Mortgage Loans Held for Portfolio	(14)	11	(3)	(50)	(3)	(53)
Other Assets, net	—	1	1	—	1	1
Total	(22)	3	(19)	(92)	(172)	(264)
Increase (Decrease) in Interest Expense:
Deposits	—	—	—	—	(1)	(1)
CO Bonds	—	(30)	(30)	28	(212)	(184)
Discount Notes	(3)	(1)	(4)	(28)	(43)	(71)
MRCS	1	(2)	(1)	3	(4)	(1)
Total	(2)	(33)	(35)	3	(260)	(257)
Increase (Decrease) in Net Interest Income	$(20)	$36	$16	$(95)	$88	$(7)

Changes in both volume and interest rates influence changes in Net Interest Income and net interest margin.  Changes in Interest Income and Interest Expense that are not identifiable as either volume-related or rate-related, but are attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the volume and rate changes.

Other Income

The following table presents a breakdown of Other Income (Loss) for the three and nine months ended September 30, 2010, and 2009 ($ amounts in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Components of Other Income (Loss)	2010	2009	2010	2009
Total OTTI Losses	$—	$(73)	$(22)	$(256)
Non-credit Portion of Impairment Losses Recognized in (Reclassified from) Other Comprehensive Income, net (1)	—	49	(46)	211
Net OTTI Credit Losses (1)	—	(24)	(68)	(45)
Net Gains (Losses) on Derivatives and Hedging Activities	2	(2)	—	1
Service Fees	—	—	—	1
Standby Letters of Credit Fees	—	—	1	1
Other, net	(1)	1	—	—
Total Other Income (Loss)	$1	$(25)	$(67)	$(42)

(1)	Due to the rounding of quarterly and year-to-date amounts, the actual amount of $0.6 million is shown as zero for the three months ended September 30, 2010.

The favorable change in Other Income (Loss) for the three months ended September 30, 2010, compared to the same period in 2009, was primarily due to the lower credit losses on certain private-label RMBS described in "Results of OTTI Evaluation Process" below, and, to a lesser extent, the favorable changes in Net Gains (Losses) on Derivatives and Hedging Activities, as shown on the tables below. The unfavorable change in Other, net for the three months ended September 30, 2010, compared to the same period in 2009, was primarily due to a loss on extinguishment of debt resulting from Advance prepayments and, therefore, the loss is offset by the Prepayment Fees on Advances included in Net Interest Income.

The unfavorable change in Other Income (Loss) for the nine months ended September 30, 2010, compared to the same period in 2009, was primarily due to the higher credit losses on certain private-label RMBS described in "Results of OTTI Evaluation Process" below.

Results of OTTI Evaluation Process. Based on our evaluations, we recognized OTTI losses on three previously impaired securities for the three months ended September 30, 2010, compared to 12 securities for the same period in 2009.  These securities had an aggregate unpaid principal balance in HTM private-label RMBS of $0.2 billion and $0.7 billion, respectively.  We do not intend to sell these securities, and it is not more likely than not (i.e., not likely) that we will be required to sell these securities before our anticipated recovery of each security's remaining amortized cost.  However, we determined that we would not recover the entire amortized cost of these securities.  Therefore, we recognized net OTTI credit losses as shown in the table below.

Certain estimates were refined and certain assumptions were adjusted this quarter, particularly related to prime loans, which resulted in lower projected principal losses relative to the second quarter (but higher relative to all prior quarters) due to our investment concentration in prime private-label RMBS. See “Risk Management - Credit Risk Management-Investments - OTTI Evaluation Process” for more information on our OTTI Evaluation Process.

For the three and nine months ended September 30, 2010, we accreted $11.5 million and $40.0 million, respectively, of previous non-credit impairment losses from AOCI to the carrying value of HTM.  We accreted $9.8 million and $18.1 million for each of the same periods in 2009.

We recorded OTTI as follows ($ amounts in millions):

	For the Three Months Ended			For the Nine Months Ended
	Impairment	Impairment		Impairment	Impairment
	Related to	Related to All	Total	Related to	Related to All	Total
September 30, 2010	Credit Loss	Other Factors	Impairment	Credit Loss	Other Factors	Impairment
Impairment on securities for which OTTI was not previously recognized	$—	$—	$—	$4	$17	$21
Additional impairment on securities for which OTTI was previously recognized (1)	—	—	—	64	(63)	1
Accretion of impairment related to all other factors	—	(11)	(11)	—	(40)	(40)
Total	$—	$(11)	$(11)	$68	$(86)	$(18)

September 30, 2009
Impairment on securities for which OTTI was not previously recognized	$6	$63	$69	$45	$211	$256
Additional impairment on securities for which OTTI was previously recognized	18	(14)	4	—	—	—
Accretion of impairment related to all other factors	—	(10)	(10)	—	(18)	(18)
Total	$24	$39	$63	$45	$193	$238

(1)	Due to the rounding of quarterly and year-to-date amounts, the actual amount of $0.6 million is shown as zero for the three months ended September 30, 2010.

Net Gains (Losses) on Derivatives and Hedging Activities. The table below presents the components of Net Gains (Losses) on Derivatives and Hedging Activities by type of hedge and product ($ amount in millions).

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Net Gains (Losses) by Type and Product	2010	2009	2010	2009
Fair Value Hedges:
Net Gain (Loss) Due to Ineffectiveness on:
Advances	$5	$(4)	$4	$(20)
Investments	—	(1)	(1)	(3)
CO Bonds	(2)	2	(1)	18
Net Gain (Loss) on Fair Value Hedges	3	(3)	2	(5)
Economic Hedges: (1)
Net Interest Receipt (Payment) Settlements: (2)
Advances	—	—	—	—
Investments	—	—	—	—
CO Bonds	—	—	1	1
Discount Notes	—	2	—	11
Net Settlements	—	2	1	12
Derivative Fair Value Gain (Loss) Adjustments:
Advances	—	—	—	—
Investments	—	—	—	—
CO Bonds	—	—	(1)	—
Discount Notes	—	(1)	—	(5)
MPP	(1)	—	(2)	(2)
Fair Value Adjustments	(1)	(1)	(3)	(7)
Net Gain (Loss) on Economic Hedges	(1)	1	(2)	5
Net Gains (Losses) on Derivatives and Hedging Activities	$2	$(2)	$—	$—

(1)	Includes mortgage delivery commitments.
(2)	Net settlements represent the net interest payments or receipts on interest-rate exchange agreements for hedges not receiving fair value hedge accounting.

Other Expenses

The increase in Other Expenses for the three and nine months ended September 30, 2010, was primarily due to increased compensation and benefit expenses, which were mainly attributable to an increase in our pension expense accrual resulting from an updated actuarial valuation, which indicated an increase in plan liabilities due to a decrease in the discount rate used to determine plan liabilities, and, to a lesser extent, an increase in our incentive compensation expense accrual.

AHP and REFCORP Assessments

AHP and Resolution Funding Corporation ("REFCORP") contributions are statutorily required and are calculated simultaneously because of their interdependence on each other.

AHP.  The FHLBs are required to set aside annually, in the aggregate, the greater of $100 million or 10% of their net earnings before Interest Expense on MRCS and after the REFCORP assessments, to fund the AHP.  Each FHLB's required annual AHP contribution is limited to its annual net earnings.  Our AHP expense for the three months ended September 30, 2010, was $5.9 million, compared to $2.7 million of AHP expense for the same period in 2009. Our AHP expense for the nine months ended September 30, 2010, was $8.8 million, compared to $11.8 million for the same period in 2009.

REFCORP.  Each FHLB is required to pay to REFCORP 20% of net earnings after operating expenses and AHP expense.  Our REFCORP expense for the three months ended September 30, 2010, was $12.7 million, compared to $5.4 million for the same period in 2009. Our REFCORP expense for the nine months ended September 30, 2010, was $17.5 million, compared to $24.1 million for the same period in 2009.

The increases in both AHP and REFCORP expense for the quarter ended September 30, 2010, are directly attributable to the higher level of Income Before Assessments for the quarter ended September 30, 2010, compared to the same period in 2009.

The decreases in both AHP and REFCORP expense for the nine months ended September 30, 2010, are directly attributable to the lower level of Income Before Assessments for the nine months ended September 30, 2010, compared to the same periods in 2009.

Business Segments

Our products and services are grouped within two business segments: Traditional and MPP.

The Traditional business segment includes credit services (such as Advances, letters of credit, and lines of credit), investments (including Federal Funds Sold, Securities Purchased Under Agreement to Resell, AFS securities, and HTM securities) and deposits. The following table sets forth our financial performance for this operating segment ($ amounts in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Traditional Segment	2010	2009	2010	2009
Net Interest Income	$54	$45	$134	$126
Other Income (Loss)	2	(25)	(65)	(40)
Other Expenses	13	10	35	30
Income Before Assessments	43	10	34	56
Total Assessments	12	3	10	16
Net Income	$31	$7	$24	$40

The increase in Net Income for the Traditional segment for the three months ended September 30, 2010, compared to the same period in 2009, was primarily due to the following factors:

•
an increase in Other Income (Loss) substantially due to the lower credit loss portion of the OTTI write-down of certain private-label RMBS that is described in more detail in “Results of Operations for the Three and Nine Months Ended September 30, 2010, and 2009 - Other Income - Results of OTTI Evaluation Process” herein ; and

•
an increase in Net Interest Income primarily resulting from higher prepayment fees on Advances and higher average balances of HTM and AFS securities and short-term investments and wider spreads on our HTM securities, partially offset by lower average balances of Advances.

These increases were partially offset by higher Total Assessments, which were directly attributable to the higher Income Before Assessments.

The decrease in Net Income for the Traditional segment for the nine months ended September 30, 2010, compared to the same period in 2009, was primarily due to a decrease in Other Income (Loss) substantially resulting from the higher credit loss portion of the OTTI write-down of certain private-label RMBS during the first two quarters of 2010 that is described in more detail in “Results of Operations for the Three and Nine Months Ended September 30, 2010, and 2009 - Other Income - Results of OTTI Evaluation Process.”

This decrease was partially offset by an increase in Net Interest Income primarily resulting from higher average balances of HTM and AFS securities and wider spreads on HTM securities and by lower Total Assessments, which are directly attributable to the lower Income Before Assessments.

The MPP business segment consists of mortgage loans purchased from our members. The following table sets forth our financial performance for this operating segment ($ amounts in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
MPP Segment	2010	2009	2010	2009
Net Interest Income	$28	$21	$66	$81
Other Income (Loss)	(1)	—	(2)	(2)
Other Expenses	1	1	2	2
Income Before Assessments	26	20	62	77
Total Assessments	6	5	16	20
Net Income	$20	$15	$46	$57

The increase in Net Income for the MPP segment for the three months ended September 30, 2010, compared to the same period in 2009, was primarily due to higher Net Interest Income resulting from a decrease in premium amortization expense due to a retrospective adjustment to reduce our estimated MPP prepayment speeds to reflect our recent experience, partially offset by the lower average balance of MPP loans. The higher Net Interest Income was partially offset by an increase in Total Assessments, which was directly attributable to the higher Income Before Assessments.

The decrease in Net Income for the MPP segment for the nine months ended September 30, 2010, compared to the same period in 2009, was primarily due to lower Net Interest Income resulting from the lower average balance of MPP loans, partially offset by a decrease in premium amortization expense due to a retrospective adjustment to reduce our estimated MPP prepayment speeds to reflect our recent experience. The lower Net Interest Income was partially offset by a decrease in Total Assessments, which was directly attributable to the lower Income Before Assessments.

Analysis of Financial Condition

Total Assets decreased by 4% to $44.9 billion as of September 30, 2010, compared to $46.6 billion at December 31, 2009.  This $1.7 billion decrease was primarily due to net decreases of $3.5 billion in Advances and $0.8 billion in Mortgage Loans Held for Portfolio, partially offset by increases of $0.7 billion in cash and short-term investments, $1.4 billion in HTM securities and $0.5 billion in AFS securities.

Consolidated Obligations, which typically fluctuate in relation to our Total Assets, decreased by 4% to $40.3 billion at September 30, 2010, compared to $42.2 billion at December 31, 2009.

Advances

Advances decreased by $3.5 billion or 16% to equal $18.9 billion at September 30, 2010, compared to $22.4 billion at December 31, 2009. This decrease was primarily caused by decreased demand related to various economic factors such as growth in deposits and low loan demand at many of our member institutions.  In general, Advances fluctuate in accordance with our members' funding needs related to their deposit levels, mortgage pipelines, investment opportunities, other balance sheet strategies, and the cost of alternative funding opportunities.

A breakdown of Advances, at par value, by primary product line is provided below ($ amounts in millions):

	September 30, 2010		December 31, 2009
		% of		% of
Advances by Primary Product Line	Amount	Total	Amount	Total
Fixed-rate bullet	$8,018	45%	$10,149	47%
Putable	4,388	24%	5,241	24%
Adjustable-rate	3,340	19%	3,205	15%
Fixed-rate amortizing	2,070	11%	2,545	12%
Other	199	1%	570	2%
Total Advances, par value	18,015	100%	21,710	100%
Total Adjustments (unamortized discounts, hedging and other)	899		733
Total Advances	$18,914		$22,443

Cash and Investments

The following table provides balances, at carrying value, for our cash and investments ($ amounts in millions):

	September 30, 2010		December 31, 2009
		Percent of		Percent of
Components of Cash and Investments	Amount	Total	Amount	Total
Cash and short-term investments:
Cash	$11	—%	$1,722	10%
Interest-Bearing Deposits	—	—%	—	—%
Securities Purchased Under Agreements to Resell	1,250	6%	—	—%
Federal Funds Sold	6,677	35%	5,532	33%
Total cash and short-term investments	7,938	41%	7,254	43%
AFS securities:
GSE debentures	1,900	10%	1,761	11%
TLGP	326	2%	—	—%
Total AFS securities	2,226	12%	1,761	11%
HTM securities:
GSE debentures	295	2%	126	1%
TLGP	2,066	11%	2,067	12%
Other U.S. Obligations - guaranteed RMBS	2,204	11%	865	5%
GSE RMBS	2,761	14%	2,137	13%
Private-label MBS	1,792	9%	2,481	15%
Private-label ABS	23	—%	25	—%
Total HTM securities	9,141	47%	7,701	46%
Total cash and investments, carrying value	$19,305	100%	$16,716	100%

Cash and Short-Term Investments

As of September 30, 2010, cash and short-term investments totaled $7.9 billion, an increase of 9% compared to December 31, 2009.  This increase was primarily due to increases of $1.1 billion in Federal Funds Sold and $1.3 billion in Securities Purchased Under Agreements to Resell, partially offset by a decrease of $1.7 billion in Cash. The maturities of the short-term investments provide cash flows to support our ongoing liquidity needs.

Available-for-Sale Securities

AFS Securities were $2.2 billion at September 30, 2010, an increase of 26% compared to December 31, 2009. We purchased corporate debentures guaranteed by the FDIC and backed by the TLGP during 2010.

Held-to-Maturity Securities

HTM securities increased by 19% to $9.1 billion at September 30, 2010, compared to December 31, 2009. This increase was primarily due to purchases of agency MBS, partially offset by mortgage paydowns.

The Finance Agency's regulations provide that the total book value of our investments in MBS and ABS on the day we purchase the securities must not exceed 300% of our total regulatory capital, consisting of Retained Earnings, Class B Capital Stock, and MRCS, as of the previous month end.  These investments, as a percentage of total regulatory capital, were 233% at September 30, 2010, and 195% at December 31, 2009.  Generally, our goal is to maintain these investments near the 300% limit.  However, these investments as a percentage of total regulatory capital were less than 300% at September 30, 2010, and December 31, 2009, because of the lack of favorable opportunities for the purchase of MBS and ABS.

Gross unrealized losses in our private-label MBS and ABS were $128.2 million at September 30, 2010, and $391.6 million at December 31, 2009, of which $238.0 million and $324.0 million, respectively, have been recognized in AOCI. See Note 4 in our Notes to Financial Statements for detailed information about the unrealized losses.

We performed an OTTI analysis and determined that we had three private-label RMBS that were OTTI for the three months ended September 30, 2010.  See “Investments-OTTI Evaluation Process” in the Risk Management section herein for more information on our OTTI analysis process.

Mortgage Loans Held for Portfolio

We purchase mortgage loans from our members through our MPP.  At September 30, 2010, we held $6.5 billion of MPP loans, a decrease of 11%, compared to December 31, 2009.  The decrease was primarily due to prepayments of outstanding mortgage loans exceeding the purchases of new loans. Some other factors that impact the volume of mortgage loans purchased through the MPP include the general level of housing activity in the U.S., the level of refinancing activity, and consumer product preferences. See “Item 1A. Risk Factors” in our 2009 Form 10-K and “Risk Management-Credit Risk Management-MPP” herein for more information.

Deposits (Liabilities)

Total Deposits were $0.6 billion at September 30, 2010, a decrease of 28% compared to December 31, 2009.  These deposits represent a relatively small portion of our funding, and they vary depending upon market factors, such as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' investment preferences with respect to the maturity of their investments, and member liquidity.

Consolidated Obligations

At September 30, 2010, the carrying values of our Discount Notes and CO Bonds totaled $9.7 billion and $30.5 billion, respectively, compared to $6.3 billion and $35.9 billion, respectively, at December 31, 2009.  The overall balance of our COs fluctuates in relation to our Total Assets.  See “Executive Summary - Financial Trends in the Capital Markets” herein for more information on the issuance of COs.

Derivatives

As of September 30, 2010, and December 31, 2009, we had Derivative Assets, net of collateral held or posted including accrued interest, with market values of $2.7 million and $1.7 million, respectively, and Derivative Liabilities, net of collateral held or posted including accrued interest, with market values of $882.8 million and $712.7 million, respectively.  These market values reflect the impact of interest-rate changes.  See Note 8 - Derivative and Hedging Activities in our Notes to Interim Unaudited Financial Statements and "Risk Management - Credit Risk Management - Derivatives" for more information.

Capital

Total Capital was $1.9 billion at September 30, 2010, compared to $1.7 billion at December 31, 2009.  This increase was substantially due to an increase of $73.8 million in AOCI (i.e., a decrease in Accumulated Other Comprehensive Losses), an increase of $7.4 million in Capital Stock, and a net increase of $46.5 million in Retained Earnings.

Capital Stock. Capital Stock increased by $7.4 million during the nine months ended September 30, 2010, due to proceeds of $37.2 million from the sale of Capital Stock, offset by the transfer of $29.7 million of Capital Stock to MRCS. See "Excess Stock" herein for information about a repurchase of excess stock that will occur on November 18, 2010.

Retained Earnings.  Retained Earnings increased by $46.5 million during the nine months ended September 30, 2010.  The increase was due to Net Income of $70.2 million, offset by dividends paid of $23.7 million.

Accumulated Other Comprehensive Income (Loss). AOCI increased by $73.8 million due to Total Comprehensive Income for the nine months ended September 30, 2010, which included $86.0 million of net non-credit portion of OTTI losses on our HTM securities, partially offset by the $9.5 million decrease in the fair value of our AFS securities before derivative and hedging adjustments.

Liquidity and Capital Resources

Our cash and short-term investments portfolio, which included Federal Funds Sold and Securities Purchased Under Agreements to Resell, totaled $7.9 billion at September 30, 2010, compared to $7.3 billion at December 31, 2009.  The maturities of the short-term investments provide cash flows to support our ongoing liquidity needs.

Changes in Cash Flow.  Net cash provided by operating activities was $206.8 million for the nine months ended September 30, 2010, compared to $178.9 million for the nine months ended September 30, 2009.  The increase of $27.9 million included a decrease in average yields paid and lower average balances of COs.

Capital Resources

Total Regulatory Capital.  Our total regulatory capital consists of Retained Earnings and total regulatory capital stock, which includes Class B Capital Stock and MRCS.  MRCS is classified as a liability on our Statements of Condition.

Capital Adequacy.  We are required by Finance Agency regulations to maintain sufficient permanent capital (defined as Class B Stock, MRCS, and Retained Earnings) to meet the combined credit risk, market risk and operational risk components of the risk-based capital requirement. The Finance Agency may mandate us to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined.  As of September 30, 2010, our risk-based capital requirement was $0.8 billion, compared to permanent capital of $2.9 billion. As of December 31, 2009, our risk-based capital requirement was $0.9 billion, compared to permanent capital of $2.8 billion.

In addition, the Gramm-Leach-Bliley Act of 1999 and Finance Agency regulations require us to maintain at all times a regulatory capital ratio of at least 4.00% and a leverage ratio of at least 5.00%.  At September 30, 2010, our regulatory capital ratio was 6.49%, and our leverage ratio was 9.73%.

Capital Distributions.  Cash dividends were paid on Capital Stock Putable-Class B-1 at an annualized rate of 1.50% and on Capital Stock Putable-Class B-2 at an annualized rate of 1.20% during the third quarter of 2010. Cash dividends were paid on Capital Stock Putable-Class B-1 at an annualized rate of 3.25% and on Capital Stock Putable-Class B-2 at an annualized rate of 2.60% during the third quarter of 2009.  Dividends are based on a number of factors, which may include our quarterly financial results, as well as our Retained Earnings Policy and capital management considerations.

On October 22, 2010, our board of directors declared a cash dividend of 2.00% (annualized) on our Capital Stock Putable-Class B-1 and of 1.60% (annualized) on our Capital Stock Putable-Class B-2.  On October 20, 2009, our board of directors declared a cash dividend of 2.00% (annualized) on our Capital Stock Putable-Class B-1 and of 1.60% (annualized) on our Capital Stock Putable-Class B-2.

Mandatorily Redeemable Capital Stock.  At September 30, 2010, we had $782.1 million in capital stock subject to mandatory redemption, compared to $755.7 million at December 31, 2009. This increase was primarily due to a reclassification of $31.2 million from capital stock because of two members that became non-members due to regulatory actions. This increase was partially offset by $2.2 million of MRCS that was reclassified to Capital Stock when a non-member stockholder that had acquired stock by purchasing one of our members became a member of our Bank, and the redemption of $3.4 million of MRCS at the end of its five-year redemption period.  See Note 11 in our Notes to Financial Statements for additional information on the redemption requests for member capital stock.

Excess Stock. Excess stock is capital stock that is not required as a condition of membership or to support services to members or former members.  In general, the level of excess stock fluctuates with our members' demand for Advances.  Finance Agency regulations prohibit an FHLB from issuing new excess stock if the amount of excess stock outstanding exceeds 1% of the Bank's Total Assets.  At September 30, 2010, our outstanding excess stock of $1.4 billion was equal to 3% of our Total Assets.  Therefore, we are currently not permitted to distribute stock dividends.  The following table presents the composition of our excess stock ($ amounts in millions):

Excess Stock	September 30, 2010	December 31, 2009
Member capital stock not subject to redemption requests	$569	$465
Member capital stock subject to redemption requests (1)	130	131
MRCS subject to redemption (1)	678	608
Total excess capital stock	$1,377	$1,204

(1)	This amount does not include capital stock or MRCS that is still supporting outstanding credit products.

On October 28, 2010, we announced that we will repurchase up to $250 million in par value of excess stock on a pro rata basis from all shareholders with excess stock, provided that no fractional shares will be repurchased. This is in accordance with Section VI.C. of our Capital Plan dated September 19, 2002 (as amended). Letters of repurchase were sent only to shareholders that held excess stock as of September 30, 2010. The repurchase will occur on November 18, 2010, provided that such repurchase meets all of the terms and conditions of our Capital Plan as of the date of the repurchase.

Off-Balance Sheet Arrangements

Commitments that legally bind us for additional Advances totaled $1.7 billion at September 30, 2010, compared to $37.7 million at December 31, 2009.  The increase was primarily due to the restructuring of Advances by one of our members that settled on October 1, 2010, and did not have an impact on our outstanding balance of Advances.

Unused lines of credit totaled $705.6 million at September 30, 2010, compared to $170.6 million at December 31, 2009.  The increase is primarily due to modifications that we made to the fees and terms of our Overdraft Line of Credit product in order to make it more attractive to all of our members.

See Note 14 in our Notes to Financial Statements for additional information on our off-balance sheet arrangements.

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

Accounting for Premiums and Discounts and Other Costs Associated with Originating or Acquiring Mortgage Loans, MBS and ABS

The estimated prepayment projections may have a material impact on the calculation of the amortization of certain premiums and discounts.  The periodic retrospective adjustments, especially in an uncertain interest-rate market, can be the source of considerable income volatility in the MPP and MBS/ABS portfolios.

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

The following table shows the impact to income for the three months ended September 30, 2010, for both MPP and MBS/ABS assuming a 25% and 50% increase in prepayment speeds and a 25% and 50% decrease in prepayment speeds ($ amounts in millions):

	25%	50%	25%	50%
Portfolio	Increase	Increase	Decrease	Decrease
MPP	$(2)	$(3)	$2	$5
MBS/ABS	—	(1)	—	(1)

Provision for Credit Losses

Advances.  At September 30, 2010, based on the collateral held as security for Advances, management's credit analyses and prior repayment history, no allowance for losses on Advances is deemed necessary by management.

Mortgage Loans Acquired under MPP.  Based on our analysis, using an estimated liquidation value at September 30, 2010, of 55% of the original appraised value, further reduced by estimated liquidation costs, and after consideration of LRA, SMI, and other credit enhancements as well as year-to-date net losses of only $0.3 million, we recorded no allowance for credit losses on mortgage loans at September 30, 2010.  We have also performed our loan loss reserve analysis under multiple scenarios whereby we changed various assumptions and have concluded that a worsening of those assumptions would not change our conclusion that an allowance for credit losses is not necessary at September 30, 2010.

Other-Than-Temporary Impairment Analysis

In addition to evaluating our Private-label MBS and ABS under a base case (or best estimate) scenario, we also performed a cash-flow analysis for each of these securities under a more adverse housing price scenario.

This more stressful scenario was based on a housing price forecast that was 5 percentage points lower at the trough than the base case scenario, followed by a flatter recovery path.  Under this scenario, current-to-trough home price declines were projected to range from 5% to 15% over the three- to nine-month period beginning July 1, 2010.  Thereafter, home prices were projected to remain unchanged from trough levels in each of the first and second years, increase 1% in the third year, 2% in each of the fourth and fifth years and 3% in each subsequent year. The following table shows the base case scenario and what the impact on OTTI would have been under the more adverse home price scenario for the quarter ended September 30, 2010 ($ amounts in millions):

	For the Quarter Ended September 30, 2010
				Number of
			Impairment	Securities		Estimated
			Related to	Impaired		Credit Loss
			Credit Loss	Using		Using
	Number of	Unpaid	Included in	Adverse	Unpaid	Adverse
	Securities	Principal	Statement	Housing Price	Principal	Housing Price
NRSRO Classification	Impaired	Balance	of Income (1)	Scenario	Balance	Scenario
Prime	3	$221	$—	6	$410	$13
Alt-A	—	—	—	2	59	1
Total	3	$221	$—	8	$469	$14

(1)	Due to the rounding of quarterly and year-to-date amounts, the actual amount of $0.6 million is shown as zero for the three months ended September 30, 2010.

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

Legislative and Regulatory Developments

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Act was enacted into law. Among other things, the Act: (i) creates the Financial Stability Oversight Council (“Oversight Council”), an inter-agency council that will identify and regulate "systemically significant" financial institutions; (ii) creates the Bureau of Consumer Financial Protection; (iii) regulates the over-the-counter ("OTC") derivatives market; (iv) imposes new executive compensation proxy and disclosure requirements; (v) establishes new requirements, including a risk-retention requirement, for mortgage-backed securities; (vi) amends legislation affecting the NRSROs; and (vii) makes a number of changes to the federal deposit insurance system. Various provisions of the Act may cause the FHLBs to be subject to future regulatory oversight by the Federal Reserve, the Commodity Futures Trading Commission (“CFTC”), and the Oversight Council, in addition to the Finance Agency and the SEC.
The Bank's business operations, operating expenses relating to regulatory compliance, funding costs, rights and obligations, as well as the environment in which the Bank carries out its housing finance mission, may be negatively affected by the Dodd-Frank Act. Regulations on the OTC derivatives market that may be issued under the Act could materially affect an FHLB's ability to hedge interest-rate-risk exposure from Advances, achieve risk management objectives and act as an intermediary between members and counterparties, and may also require registration with the CFTC, resulting in additional compliance requirements.
The Dodd-Frank Act contains numerous rulemaking initiatives to be undertaken by several federal agencies to implement various provisions. We continue to monitor the progress of these initiatives and assess how they may affect our Bank. At this time, we cannot predict how the Act, or regulations promulgated thereunder, will impact our day-to-day operations and financial performance.
Regulatory Activity Pursuant to the Dodd - Frank Act

Oversight Council Authority to Supervise and Regulate Certain Nonbank Financial Companies. On October 6, 2010, the Oversight Council published (1) an advance notice of proposed rulemaking seeking comment on the criteria that it should use to determine whether a financial institution should be deemed systemically important and thus subject to an additional layer of prudential regulation by the Board of Governors of the Federal Reserve, and (2) a notice and request for public input on a study required by the Dodd-Frank Act concerning implementation of the Dodd-Frank Act prohibitions against banking entities from engaging in proprietary trading and from maintaining certain relationships with hedge funds and private equity funds (commonly known as the “Volcker Rule”). Comments on both notices were due by November 5, 2010.

Proposed Rule on Unlimited Deposit Insurance for Non-interest Bearing Transaction Accounts. The Dodd-Frank Act requires the FDIC and the National Credit Union Administration ("NCUA") to provide unlimited deposit insurance for non-interest bearing transaction accounts. This requirement is in effect for FDIC-insured institutions from December 31, 2010 until December 31, 2012 and for insured credit unions from the effective date of the Dodd-Frank Act until January 1, 2013. On September 30, 2010, the FDIC published a proposed rule to revise its deposit insurance regulations to include this new temporary deposit insurance account category. Deposits are a source of liquidity for our members, and a rise in deposits, which may occur during the FDIC's unlimited support of non-interest bearing transaction accounts, may weaken member demand for Bank Advances.

FDIC Proposed Rule on Dodd-Frank Resolution Authority. On October 19, 2010, the FDIC published a proposed rule concerning FDIC treatment of certain creditor claims under the new orderly liquidation authority established by the Dodd-Frank Act. The Act provides for the appointment of the FDIC as receiver for a financial company in instances where the failure of the company and its liquidation under other insolvency procedures (such as bankruptcy) would pose a significant risk to the financial stability of the United States (defined as a “covered financial company”). Among other things, the proposed rule provides:

•	all unsecured and under-secured creditors must expect to absorb losses in any liquidation, and secured creditors will only be protected to the extent of the fair value of their collateral;

•	to the extent that any portion of a secured creditor's claim is unsecured, it will absorb losses along with other unsecured creditors; and

•	secured obligations that are direct obligations of, or that are fully guaranteed by, the United States or any agency of the United States will be valued at par.
Comments on the proposed rule are due by November 18, 2010. The FDIC also posed additional questions in relation to orderly liquidation authority with a response deadline of January 18, 2011. Until this proposed rule is finalized, we are unable to predict the impact of the rule in the event of a covered financial company's liquidation.

Other Legislative and Regulatory Developments

Nontraditional and Subprime Residential Mortgage Loans. Since 2007, the Finance Agency (or its predecessor regulator, the Finance Board) has issued three Advisory Bulletins (collectively, the “Nontraditional Mortgage Guidance”) concerning the FHLBs' involvement with nontraditional and subprime residential mortgage loans. The Nontraditional Mortgage Guidance relies in part on standards imposed by the Federal banking agencies with respect to nontraditional and subprime mortgages (the “Interagency Guidance”). The Finance Agency's Nontraditional Mortgage Guidance generally requires compliance with the Interagency Guidance in circumstances when an FHLB acquires mortgages under its AMA program, invests in private-label MBS, or accepts mortgages as collateral for Advances.

On October 13 and 14, 2010, the Finance Agency provided additional information concerning the application of the Nontraditional Mortgage Guidance to the FHLBs' business. The Finance Agency indicated that:

•
Nontraditional and subprime mortgages and private-label MBS backed by such mortgages originated, issued or acquired by a member before July 10, 2007 may be pledged to secure FHLB Advances, subject to appropriate collateral management practices and underwriting criteria. The Finance Agency suggested, however, that FHLBs should consider additional limitations to their collateral policies by disallowing (i) subprime and nontraditional whole mortgage loans that are 30 days or more delinquent and (ii) private-label MBS tranches backed by nontraditional and subprime collateral if those tranches have sustained an interruption of actual cash flows.

•
Nontraditional and subprime mortgages and private-label MBS backed by such mortgages acquired by a member or affiliate of a member through a merger with, or a purchase and assumption of all or substantially all of, another financial institution may continue to be pledged to secure Advances as if they continued to be owned by the acquired institution, irrespective of the date of the merger or purchase and assumption. If the nontraditional and subprime mortgages and private-label MBS backed by such mortgages owned by the acquired institutions are otherwise eligible to be pledged according to the Nontraditional Mortgage Guidance, the FHLB is no longer required to consult with the Finance Agency with respect to mergers and purchase and assumption agreements.

•
The FHLBs may accept as collateral for Advances FDIC- or NCUA-guaranteed resecuritizations of private-label MBS backed by nontraditional and subprime mortgages (collectively, “Notes”), irrespective of when the private-label MBS underlying the Notes were issued or acquired, if the Notes are backed by the full faith and credit of the United States. The FHLBs may accept such Notes as collateral without first submitting a new business activity notice to the Finance Agency, which had previously been required by the Finance Agency.

•	The FHLBs may invest in Notes without first submitting a new business activity notice.

•
The Nontraditional Mortgage Guidance applies to “simultaneous second-lien” loans, which are expressly within the scope of the Interagency Guidance, but does not otherwise apply to home equity lines of credit or home equity loans.

We continue to develop policies and procedures to ensure we are in compliance with Finance Agency pronouncements concerning nontraditional and subprime mortgage loans. After these policies are fully phased-in, they may ultimately require some of our members to reduce their borrowings or provide substitute collateral for currently pledged collateral that may not comply with Finance Agency guidance. We continue to assess what, if any, impact the Finance Agency's pronouncements will have on our MPP, private-label MBS, and Advances.

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

On April 6, 2010, in accordance with the Finance Agency's August 6, 2009, waiver, we filed a notice of new business activity ("NBA") with the Finance Agency relating to new MPP business. This NBA plan will utilize a supplemental fixed LRA account for additional credit enhancement for new MPP business consistent with Finance Agency regulations, in lieu of utilizing coverage from an SMI provider. On June 4, 2010, the Finance Agency approved our NBA filing, subject to certain conditions that require us to:

•	monitor and report to the Finance Agency losses offset by the LRA on pools acquired through the NBA and remaining LRA balances for such pools;

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

The Finance Agency has waived the NRSRO confirmations requirements of the AMA regulation with respect to the Bank's new MPP business, subject to our use of a third-party vendor's validation model in the manner described above. On September 14, 2010, we submitted to the Finance Agency the third-party vendor's comprehensive validation of our use of the NRSRO Model. We continue the process of fulfilling the remaining Finance Agency conditions and implementing our modified MPP.

On October 28, 2010, the Finance Agency granted our July 30, 2010, request to extend the existing waiver period for new MPP business utilizing SMI for credit enhancement to December 31, 2010, provided that any new MPP business that relies on SMI for credit enhancement is subject to the existing coverage ceiling. Because our recent volume of MPP business caused us to approach the current coverage ceiling more rapidly than we had anticipated, on October 29, 2010, we requested permission from the Finance Agency to increase the amount of new MPP business under the existing SMI policy during the remainder of the extended waiver period, subject to certain proposed limitations.

For additional information, please refer to “Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Accounting and Regulatory Developments” in our 2009 Form 10-K.

Energy Retrofit Programs. On July 6, 2010, the Finance Agency issued a statement concerning certain energy retrofit loan programs denominated as Property Assessed Clean Energy (“PACE”) programs. In general, PACE programs seek to foster loans for the purpose of purchasing and installing energy-saving retrofits on residential or commercial properties through a public taxing district with repayment facilitated through a county or city's tax assessment regime. Several states have enacted legislation enabling local governments to establish PACE programs, and other states are considering such legislation, including the State of Michigan in our district. Under most PACE programs, the loans are assigned priority lien status over all existing mortgages and other potential liens. The Finance Agency's July 6 statement indicates that (i) first priority liens established by PACE loans are unlike routine tax assessment liens and pose risk management challenges for lenders, servicers and mortgage security investors, (ii) the size and duration of PACE loans exceed typical local tax programs and lack the traditional community benefits associated with tax initiatives, and (iii) priority lien status for such loans represents a key alteration of traditional mortgage lending practice, and may alter valuations for mortgage-backed securities and mortgage loans. The Finance Agency therefore directed the FHLBs to review their Advances collateral policies in order to assure that pledged collateral is not adversely affected by energy retrofit programs that include first liens. We are reviewing our collateral policies in light of the Finance Agency's directive, and we continue to assess the possible impacts of PACE programs on our collateral valuations, MPP operations and private-label MBS portfolio. Among other things, PACE programs that provide priority lien status over existing mortgages could cause reductions in collateral valuations in our Advances portfolio and valuations of mortgages underlying our private-label MBS, and could cause otherwise eligible residential mortgages to be ineligible for sale into our MPP.
Tax-Exempt Bonds Supported by FHLB Letters of Credit. Legislation has been introduced that would allow an FHLB on behalf of one or more members to issue letters of credit to support non-housing related tax-exempt state and local bonds issued after December 31, 2010. If enacted, this would be an extension of the Bank's authority to issue such letters of credit,which was first granted to the FHLBs by the Housing and Economic Recovery Act of 2008. This authority is currently set to expire December 31, 2010.

Basel Committee on Banking Supervision Capital Framework. The Basel Committee on Banking Supervision (the "Basel Committee") has developed a new capital regime for internationally-active banks. Banks subject to the new regime will be required to have increased amounts of capital with core capital being more strictly defined to include only common equity and other capital assets that are able to fully absorb losses. While it is uncertain how the new capital regime or other standards being developed by the Basel Committee, such as liquidity standards, will be implemented by the U.S. regulatory authorities, the new regime could require some of our members to divest assets in order to comply with the more stringent capital requirements, thereby tending to decrease their need for Advances. Likewise, any new liquidity requirements may also adversely impact member demand for Advances and/or investor demand for COs.

Risk Management

Active risk management is an integral part of our operations because risk is an inherent part of our business activities.  We have exposure to a number of risks in pursuing our business objectives.  These risks may be broadly classified as market, credit, liquidity, operations, and business.  Market risk is not discussed in this section because it is discussed in detail in “Item 3. Quantitative and Qualitative Disclosures about Market Risk.” Although we are unable to eliminate these risks, we are able to manage them effectively by setting appropriate limits and developing internal processes to ensure an appropriate risk profile.  See “Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management” in our 2009 Form 10-K for more detailed information.

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

Advances. We manage our exposure to credit risk on Advances through a combination of our security interest in assets pledged by the borrowing member and ongoing reviews of our borrowers' financial condition.  However, our credit risk is magnified due to the concentration of Advances in a few borrowers. As of September 30, 2010, our top three borrowers held 34% of total Advances outstanding, at par. Because of this concentration in Advances, we perform frequent credit and collateral reviews on our largest borrowers.  In addition, we analyze the implications to our financial management and profitability if we were to lose the business of one or more of these borrowers.

Investments.  We are also exposed to credit risk through our investment portfolios.  The Risk Management Policy (“RMP”) approved by our board of directors restricts the acquisition of investments to high-quality, short-term money market instruments and highly-rated long-term securities.

Short-Term Investments.  We place funds with large, high-quality financial institutions with investment-grade long-term credit ratings on an unsecured basis for terms of up to 275 days; most such placements typically mature within 90 days.  At September 30, 2010, our unsecured credit exposure, including accrued interest related to short-term investment securities and money-market instruments, was $6.7 billion to 17 counterparties and issuers, of which $5.1 billion was for Federal Funds Sold that mature overnight.  We actively monitor counterparty creditworthiness, ratings, performance, and capital adequacy in an effort to mitigate unsecured credit risk on the short-term investments, with emphasis on the potential impacts from global economic conditions.  Unsecured transactions can only be conducted with counterparties that are domiciled in countries that maintain a long-term sovereign rating from Standard & Poor's (“S&P”) of AA or higher.

Long-Term Investments.  Our long-term investments primarily include Private-label MBS and ABS, RMBS issued by the GSEs and GNMA, and corporate debentures guaranteed by the FDIC and backed by the full faith and credit of the U.S. under the TLGP.  Long-term investments also include corporate debentures issued by the GSEs.

The deterioration of the mortgage market has resulted in a higher risk of loss on investments, particularly on our Private-label MBS and ABS.   Our Private-label MBS and ABS are backed by collateral primarily in the state of California (50%).  The next four largest states include New York (6%), Florida (5%), Virginia (4%), and New Jersey (3%). Although certain states are more at risk for delinquencies and foreclosures than others, this risk measure becomes less meaningful as the portfolio matures. Each of the securities also contains one or more forms of credit protection, including subordination, excess spread, over-collateralization and/or an insurance wrap.

Applicable rating levels are determined using the lowest relevant long-term rating from S&P, Moody's Investor Service (“Moody's”) and Fitch Ratings (“Fitch”).  Rating modifiers are ignored when determining the applicable rating level for a given counterparty.

The following tables present the carrying value by credit ratings of our investments, grouped by category ($ amounts in millions):

					Below
					Investment
September 30, 2010	AAA	AA	A	BBB	Grade	Total
Short-term investments:
Interest-Bearing Deposits	$—	$—	$—	$—	$—	$—
Securities Purchased Under Agreements to Resell	1,250	—	—	—	—	1,250
Federal Funds Sold	—	5,401	1,276	—	—	6,677
Total Short-term investments	1,250	5,401	1,276	—	—	7,927
AFS securities:
GSE debentures	1,900	—	—	—	—	1,900
TLGP	326	—	—	—	—	326
Total AFS securities	2,226	—	—	—	—	2,226
HTM securities:
GSE debentures	269	26	—	—	—	295
State or local housing finance agency obligations	—	—	—	—	—	—
TLGP	2,066	—	—	—	—	2,066
Other U.S. Obligations - guaranteed RMBS	2,204	—	—	—	—	2,204
GSE RMBS	2,761	—	—	—	—	2,761
Private-label MBS	563	108	38	21	1,062	1,792
Private-label ABS	—	20	—	—	3	23
Total HTM securities	7,863	154	38	21	1,065	9,141
Total investments, carrying value	$11,339	$5,555	$1,314	$21	$1,065	$19,294
Percentage of total	59%	29%	7%	0%	5%	100%

December 31, 2009
Short-term investments:
Interest-Bearing Deposits	$—	$—	$—	$—	$—	$—
Securities Purchased Under Agreements to Resell	—	—	—	—	—	—
Federal Funds Sold	—	4,226	1,306	—	—	5,532
Total Short-term investments	—	4,226	1,306	—	—	5,532
AFS securities:
GSE debentures	1,761	—	—	—	—	1,761
TLGP	—	—	—	—	—	—
Total AFS securities	1,761	—	—	—	—	1,761
HTM securities:
GSE debentures	100	26	—	—	—	126
State or local housing finance agency obligations	—	—	—	—	—	—
TLGP	2,067	—	—	—	—	2,067
Other U.S. Obligations - guaranteed RMBS	865	—	—	—	—	865
GSE RMBS	2,137	—	—	—	—	2,137
Private-label MBS	841	153	107	274	1,106	2,481
Private-label ABS	—	21	—	—	4	25
Total HTM securities	6,010	200	107	274	1,110	7,701
Total investments, carrying value	$7,771	$4,426	$1,413	$274	$1,110	$14,994
Percentage of total	52%	30%	9%	2%	7%	100%

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

The table below presents the carrying value of our Private-label MBS and ABS by credit ratings as of September 30, 2010, based on the lowest of Moody's, S&P, or comparable Fitch ratings ($ amounts in millions):

					Below
					Investment
Classification and Year of Securitization	AAA	AA	A	BBB	Grade (1)	Total
Prime RMBS:
2007	$—	$—	$—	$—	$390	$390
2006	—	—	—	—	216	216
2005	31	85	—	21	394	531
2004 and prior	496	11	29	—	—	536
Sub-total Prime RMBS	527	96	29	21	1,000	1,673
Alt-A RMBS:
2005	—	—	—	—	62	62
2004 and prior	36	12	9	—	—	57
Sub-total Alt-A RMBS	36	12	9	—	62	119
Subprime RMBS:
2004 and prior	—	—	—	—	—	—
Sub-total Subprime RMBS	—	—	—	—	—	—
Subprime Home Equity ABS:
2004 and prior	—	—	—	—	3	3
Sub-total Home Equity ABS	—	—	—	—	3	3
Subprime Manufactured Housing ABS:
2004 and prior	—	20	—	—	—	20
Sub-total Manufactured Housing ABS	—	20	—	—	—	20
Total Private-label MBS and ABS, carrying value	$563	$128	$38	$21	$1,065	$1,815

(1)
Below investment grade includes $33 million of BB-rated securities, $317 million of B-rated securities, $356 million of CCC-rated securities, $170 million of CC-rated securities, and $189 million of C-rated securities

There were no subsequent downgrades of our Private-label MBS and ABS from October 1, 2010, to November 5, 2010.

The following table presents the weighted-average delinquency of the collateral underlying our Private-label MBS and ABS by collateral type and credit rating at September 30, 2010 ($ amounts in millions):

					Weighted-
	Unpaid			Gross	Average
	Principal	Amortized	Carrying	Unrealized	Collateral
Collateral Type/Credit Rating	Balance	Cost	Value	Losses (1)	Delinquency (2)
Prime RMBS:
Investment grade:
AAA-rated	$527	$527	$527	$(20)	3.9%
AA-rated	96	96	96	(2)	7.6%
A-rated	29	29	29	(2)	9.5%
BBB-rated	21	21	21	—	5.4%
Sub-total Prime RMBS investment grade	673	673	673	(24)	4.7%
Below investment grade:
BB-rated	17	17	17	—	7.4%
B-rated	385	371	314	(32)	12.6%
CCC-rated	401	370	310	(35)	15.1%
CC-rated	233	210	170	(13)	15.7%
C-rated	331	262	189	(9)	21.0%
Sub-total Prime RMBS below investment grade	1,367	1,230	1,000	(89)	15.8%
Total Prime RMBS	2,040	1,903	1,673	(113)	12.1%
Alt-A RMBS:
Investment grade:
AAA-rated	36	36	36	(3)	5.0%
AA-rated	12	12	12	(1)	8.6%
A-rated	9	9	9	—	8.6%
Sub-total Alt-A RMBS investment grade	57	57	57	(4)	6.3%
Below investment grade:
BB-rated	17	17	16	(1)	8.2%
CCC-rated	59	53	46	(5)	17.6%
Sub-total Alt-A RMBS below investment grade	76	70	62	(6)	15.6%
Total Alt-A RMBS	133	127	119	(10)	11.6%
Subprime RMBS: (3)
Investment grade:
AAA-rated	—	—	—	—	24.4%
Total Subprime RMBS	—	—	—	—	24.4%
Subprime Home Equity ABS: (4)
Below investment grade:
B-rated	3	3	3	(1)	33.5%
Total Home Equity ABS	3	3	3	(1)	33.5%
Subprime Manufactured Housing ABS: (3)
Investment grade:
AA-rated	20	20	20	(4)	1.8%
Total Manufactured Housing ABS	20	20	20	(4)	1.8%
Total Private-label MBS and ABS	$2,196	$2,053	$1,815	$(128)	12.0%

(1)
Gross unrealized losses represent the difference between estimated fair value (not presented) and amortized cost. The difference between amortized cost and carrying value represents OTTI recognized in
AOCI.

(2)	Includes delinquencies of 60 days and more, foreclosures, real estate owned and bankruptcies, weighted by unpaid principal balance based on loan groups for certain bonds.
(3)	We held no securities in this classification rated below investment grade at September 30, 2010.
(4)	Our Home Equity ABS are all supported by second lien subprime loans.

The following table presents the unpaid principal balance of the underlying collateral of our Private-label MBS and ABS by collateral type ($ amounts in millions):

	September 30, 2010			December 31, 2009
	Fixed	Variable		Fixed	Variable
Collateral Type	Rate	Rate (1)(2)	Total	Rate	Rate (1)(2)	Total
RMBS:
Prime loans	$1,154	$886	$2,040	$1,650	$1,060	$2,710
Alt-A loans	133	—	133	170	—	170
Subprime loans	—	—	—	—	—	—
Total RMBS	1,287	886	2,173	1,820	1,060	2,880
Home Equity Loans ABS:
Subprime loans	—	3	3	—	4	4
Total Home Equity Loans ABS	—	3	3	—	4	4
Manufactured Housing ABS:
Subprime Loans	20	—	20	21	—	21
Total Manufactured Housing ABS	20	—	20	21	—	21
Total Private-label MBS and ABS, at unpaid principal balance	$1,307	$889	$2,196	$1,841	$1,064	$2,905

(1)	Variable-rate Private-label MBS and ABS include those with a contractual coupon rate that, prior to contractual maturity, is either scheduled to change or is subject to change.
(2)	All variable-rate RMBS prime loans are Hybrid Adjustable-Rate Mortgage securities.

Estimated Fair Value. The following table reflects the fair value as a percent of unpaid principal balance by year of securitization on our Private-label MBS and ABS:

Year of Securitization	September 30, 2010	December 31, 2009
Prime RMBS:
2007	81%	75%
2006	90%	84%
2005	86%	82%
2004 and prior	96%	93%
Weighted-average of all prime RMBS	88%	84%
Alt-A RMBS:
2005	86%	88%
2004 and prior	91%	87%
Weighted-average of all Alt-A RMBS	88%	87%
Subprime RMBS:
2004 and prior	99%	96%
Weighted-average of all subprime RMBS	99%	96%
Subprime Home Equity ABS:
2004 and prior	54%	56%
Weighted-average of all Home Equity ABS	54%	56%
Subprime Manufactured Housing ABS:
2004 and prior	83%	71%
Weighted-average of all Manufactured Housing ABS	83%	71%
Weighted-average of all Private-label MBS and ABS	88%	84%

OTTI Evaluation Process.  We evaluate our individual AFS and HTM securities that are in an unrealized loss position for OTTI on a quarterly basis as described in Note 6 in our Notes to Financial Statements contained in our 2009 Form 10-K.

As of September 30, 2010, our investments in MBS and ABS classified as HTM had gross unrealized losses totaling $129.4 million, of which $128.2 million were related to Private-label MBS and ABS. These gross unrealized losses were primarily due to significant uncertainty about the future condition of the mortgage market and the economy, and the credit performance of loan collateral underlying these securities, causing these assets to be valued at significant discounts to their acquisition cost.

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

Certain estimates were refined and certain assumptions were adjusted this quarter, particularly related to prime loans. These changes included: (i) modeling based on the entire population versus a sample of collateral supporting the FHLB System securities; (ii) adjusting default coefficients for prime collateral by vintage; (iii) downward adjustments to loss severity assumptions; and (iv) updating housing price assumptions and adjusting to a more conservative recovery path. These changes were based on current and forecasted economic trends affecting the underlying loans. Such trends include continued high unemployment, ongoing downward pressure on housing prices, and limited refinancing opportunities for many borrowers whose houses are now worth less than the balance of their mortgages.

These changes resulted in lower projected principal losses relative to the second quarter of 2010 (but higher relative to all prior quarters) due to our investment concentration in prime private-label RMBS. However, in spite of such reduction in projected principal losses, a small additional credit loss was recorded this quarter because the OTTI calculations are performed on an individual security basis where the projected losses of each security vary according to the changes in assumptions. In addition, the carrying values of HTM securities, once impaired, are not increased except for accretion.

We continue to actively monitor the credit quality of our Private-label MBS and ABS. It is not possible to predict the magnitude of additional OTTI charges in future periods because such predictions would depend on the actual performance of the underlying loan collateral as well as our future modeling assumptions. Many factors could influence our future modeling assumptions including economic, financial market and housing market conditions. If performance of the underlying loan collateral deteriorates and/or our modeling assumptions become more pessimistic, we could record additional losses on our portfolio.

We have performed our OTTI analysis using the key modeling assumptions approved by the FHLB OTTI Governance Committee for 75 of our 80 RMBS.  For the quarter ended September 30, 2010, we contracted with the FHLB of Chicago to perform cash-flow analysis for two of our subprime private-label RMBS with a total unpaid principal balance of $3.4 million.  We also contracted with the FHLB of San Francisco to perform cash-flow analysis for one security with an unpaid principal balance of $5.3 million that we held in common with another FHLB.

For one private-label RMBS and one manufactured housing investment for which underlying collateral data is not available, we used alternative procedures, as determined by our Bank, to evaluate for OTTI.  These securities, representing an unpaid principal balance of $19.6 million as of September 30, 2010, were outside the scope of the FHLB OTTI Governance Committee's analyses.  However, we were able to perform the necessary cash-flow analysis using a different third-party model and determined that the securities were not OTTI at September 30, 2010.

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

								Underlying Collateral
								Performance and Credit
								Enhancement Statistics
						Impairment		Weighted-	Weighted-
As of and for the Nine				Gross	Impairment	Related to		Average	Average
Months Ended	Avg.	Amortized	Carrying	Unrealized	Related to	All Other	Total	Credit	Collateral
September 30, 2010	Price	Cost (1)	Value (1)	Losses (2)	Credit Loss	Factors	OTTI	Support	Delinquency (3)
Prime RMBS:
2007	80.8	$498	$390	$(16)	$(44)	$41	$(3)	5.5%	17.8%
2006	90.2	254	216	(17)	(3)	(4)	(7)	5.0%	13.5%
2005	86.4	616	531	(60)	(19)	8	(11)	8.3%	13.1%
2004 and prior	96.2	535	536	(20)	—	—	—	8.4%	3.9%
Sub-total Prime RMBS	87.8	1,903	1,673	(113)	(66)	45	(21)	7.1%	12.1%
Alt-A RMBS:
2005	85.5	70	62	(6)	(2)	1	(1)	5.0%	15.6%
2004 and prior	91.4	57	57	(4)	—	—	—	9.4%	6.3%
Sub-total Alt-A RMBS	88.0	127	119	(10)	(2)	1	(1)	6.9%	11.6%
Subprime RMBS:
2004 and prior	99.0	—	—	—	—	—	—	95.8%	24.4%
Sub-total Subprime RMBS	99.0	—	—	—	—	—	—	95.8%	24.4%
Subprime Home Equity ABS: (4)
2004 and prior	53.8	3	3	(2)	—	—	—	100.0%	33.5%
Sub-total Home Equity ABS	53.8	3	3	(2)	—	—	—	100.0%	33.5%
Subprime Manufactured Housing ABS:
2004 and prior	83.4	20	20	(3)	—	—	—	28.0%	1.8%
Sub-total Housing ABS	83.4	20	20	(3)	—	—	—	28.0%	1.8%
Total Private-label MBS and ABS	87.7	$2,053	$1,815	$(128)	$(68)	$46	$(22)	7.4%	12.0%

(1)	The difference between Amortized Cost and Carrying Value represents OTTI recognized in AOCI.
(2)	Gross unrealized losses represent the difference between estimated fair value (not presented) and amortized cost.
(3)	Includes delinquencies of 60 days and more, foreclosures, real estate owned and bankruptcies, weighted by unpaid principal balance based on loan groups for certain bonds.
(4)	The credit support for the home equity bonds is provided by MBIA Insurance Corporation.

For our Private-label MBS and ABS that were not OTTI as of September 30, 2010, we do not intend to sell these securities; it is not more likely than not (i.e., not likely) that we will be required to sell these securities before our anticipated recovery of the remaining amortized cost basis; and we expect to recover the remaining amortized cost basis of these securities.  As a result, we have determined that, as of September 30, 2010, the unrealized losses on the remaining Private-label MBS and ABS are temporary.

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

Credit Enhancements.  FHA loans comprise 8% of our outstanding MPP loans.  These loans are backed by insurance provided by the FHA; therefore, we do not require either LRA or SMI coverage for these loans.

Credit enhancements for conventional loans include (in order of priority):

•	PMI (when applicable for the purchase of mortgages with an initial LTV ratio of over 80% at the time of purchase);

•	LRA; and

•	SMI (as applicable) purchased by the seller from a third-party provider naming us as the beneficiary.

Primary Mortgage Insurance.  For a conventional loan, PMI, if applicable, covers losses or exposure down to approximately an LTV ratio of between 65% and 80% based upon the original appraisal, original LTV ratio, term, amount of PMI coverage, and characteristics of the loan.  We are exposed to credit risk if a PMI provider fails to fulfill its claims payment obligations to us.  As of September 30, 2010, we were the beneficiary of PMI coverage on $0.7 billion or 12% of conventional mortgage loans.  We have analyzed our potential loss exposure to all of the mortgage insurance companies and do not expect incremental losses due to the lower mortgage insurance company ratings. This expectation is based on the credit-enhancement features of our master commitments (exclusive of primary mortgage insurance), the underwriting characteristics of the loans that back our master commitments, the seasoning of the loans that back these master commitments, and the strong performance of the loans to date. We closely monitor the financial conditions of these mortgage insurance companies.

The following table shows the mortgage insurance companies and related PMI coverage amount on loans held in our portfolio as of September 30, 2010, and the mortgage insurance company ratings as of November 5, 2010 ($ amounts in millions):

		Credit	Balance of
	Credit	Rating	Loans with	PMI
Mortgage Insurance Company	Rating (1)	Outlook (1)	PMI	Coverage
Mortgage Guaranty Insurance Corporation	B	Negative	$233	$62
Republic Mortgage Insurance Corporation	BB	Negative	121	33
Radian Guaranty, Inc.	B	Negative	99	27
Genworth Mortgage Insurance Corporation	BBB	Negative	91	24
United Guaranty Residential Insurance Corporation	BBB	Stable	70	19
All Others	NR, B, BBB	N/A	100	26
Total			$714	$191

(1)	Represents the lowest credit rating and outlook of S&P, Moody's or Fitch stated in terms of the S&P equivalent as of November 5, 2010.

Lender Risk Account.  In the MPP, we establish an LRA for each conventional pool of loans purchased that is funded over time from the monthly interest payments on the mortgages in that pool.  The LRA is recorded in Other Liabilities in the Statements of Condition and totaled $21.1 million and $23.8 million at September 30, 2010, and December 31, 2009, respectively.  These funds are available to cover losses in excess of the borrower's equity and PMI, if any, on the conventional loans we have purchased.  See Note 7 in our Notes to Financial Statements for more information.

Supplemental Mortgage Insurance. We have credit protection from loss on each loan, where eligible, through SMI.  Together, the LRA and the SMI provide credit enhancement on the pools of loans we purchase.

Credit Risk Exposure to Supplemental Mortgage Insurance Providers.  As of September 30, 2010, we were the beneficiary of SMI coverage on mortgage pools with a total unpaid principal balance of $6.0 billion. Two mortgage insurance companies provide all of the coverage under these policies.

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

With the deterioration in the mortgage markets, it is difficult for us to meet the Finance Agency regulation's rating requirement because no mortgage insurers that underwrite SMI are currently rated in the second highest rating category or better by any NRSRO.  None of the mortgage insurance companies providing SMI coverage to us at this time are rated higher than BBB as of November 5, 2010. On June 4, 2010, the Finance Agency approved our notice of NBA plan that will utilize a supplemental fixed LRA account for additional credit enhancement for new MPP business consistent with Finance Agency Regulations, instead of utilizing coverage from an SMI provider.  Additional information is provided in “Recent Accounting and Regulatory Developments-Legislative and Regulatory Developments - Other Legislative and Regulatory Developments.”

Loan Characteristics.  The MPP mortgage loans held for portfolio are currently dispersed across 50 states and the District of Columbia.  As of September 30, 2010, 43% of our outstanding MPP mortgage loans were concentrated in the Midwest, compared to 40% at December 31, 2009.  No single zip code represented more than 1% of MPP loans outstanding at September 30, 2010, or December 31, 2009.  It is likely that the concentration of MPP loans in our district states of Indiana and Michigan will increase in the future, due to the loss of our three largest sellers that were our greatest sources of nationwide mortgages.  The median outstanding balance of our MPP loans was approximately $133 thousand and $135 thousand at September 30, 2010, and December 31, 2009, respectively.

Credit Performance.  Our conventional and FHA non-accrual loans and loans 90 days or more past due and accruing interest are presented in the table below ($ amounts in millions):

	September 30, 2010	December 31, 2009
Total unpaid principal balance past due 90 days or more and still accruing interest (1)	$127	$183
Non-accrual loans, unpaid principal balance	—	—
Troubled debt restructurings	—	—
Allowance for credit losses	—	—

(1)	Includes foreclosures which include loans past due 180 days or more and still accruing interest.

The delinquency rate is generally higher for FHA mortgages than for the conventional mortgages held in our portfolio.  We rely on insurance provided by the FHA, which generally provides coverage for 100% of the principal balance of the underlying mortgage loan and defaulted interest at the debenture rate.  However, we would receive defaulted interest at the contractual rate from the servicer.

A summary of conventional real estate mortgages past due is presented below ($ amounts in millions):

	September 30, 2010	December 31, 2009
30 to 59 days delinquent and not in foreclosure	$78	$79
60 to 89 days delinquent and not in foreclosure	27	28
90 days or more delinquent and not in foreclosure	35	44
In foreclosure (1)	91	77
Real estate owned	—	—
Serious delinquency rate (2)	2.1%	1.8%

(1)	Includes loans past due 180 days or more that may be in foreclosure and are still accruing interest.
(2)	Conventional loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total conventional loan portfolio principal balance.

The serious delinquency rate in the above table is below the national average for conforming, fixed-rate mortgages as reported by the Mortgage Bankers Association.  A decline in the general economic conditions in the U.S., particularly in Indiana and Michigan, could result in increased delinquencies in our portfolio.

Derivatives.  A primary credit risk posed by derivative transactions is the risk that a counterparty will fail to meet its contractual obligations on a transaction, forcing us to replace the derivative at market prices.  The notional amount of interest-rate exchange agreements does not measure our true credit risk exposure.  Rather, when the net fair value of our interest-rate exchange agreements with a counterparty is positive, this generally indicates that the counterparty owes us.  When the net fair value of the interest-rate exchange agreements is negative, we owe the counterparty.  If a counterparty fails to perform, credit risk is approximately equal to the aggregate fair value gain, if any, on the interest-rate exchange agreements.

The following tables summarize key information on derivative counterparties.  They provide information on a settlement date basis using credit ratings based on the lower of S&P or Moody's ($ amounts in millions).

	Notional	Percentage of	Credit Exposure	Credit Exposure
September 30, 2010	Principal	Notional Principal	Before Collateral	Net of Collateral
AAA	$—	—%	$—	$—
AA	15,592	46%	2	2
A	17,675	53%	—	—
Sub-Total	33,267	99%	2	2
Others (1)	429	1%	—	—
Total	$33,696	100%	$2	$2

December 31, 2009
AAA	$—	—%	$—	$—
AA	15,234	42%	1	1
A	21,120	58%	—	—
Sub-Total	36,354	100%	1	1
Others (1)	79	—%	1	1
Total	$36,433	100%	$2	$2

(1)	Includes the total notional and fair value exposure related to delivery commitments.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk that the market value or estimated fair value of our overall portfolio of assets, liabilities, and derivatives will decline as a result of changes in interest rates or financial market volatility, or that net earnings will be significantly reduced by interest-rate changes.  The goal of market risk management is to preserve our financial strength at all times, including during periods of significant market volatility and across a wide range of possible interest-rate changes.  We regularly assess our exposure to changes in interest rates using a diverse set of analyses and measures.  As appropriate, we may rebalance our portfolio to help attain risk management objectives.

Measuring Market Risks

We utilize multiple risk measurement methodologies to calculate potential market exposure that include measuring duration, duration gaps, convexity, value at risk (“VaR”), market risk (one-month VaR), earnings at risk, and changes in market value of equity.  Periodically, stress tests are conducted to measure and analyze the effects that extreme movements in the level of interest rates and the shape of the yield curve would have on our risk position.

Duration of Equity

Duration of equity is a measure of interest-rate risk and a primary metric used to manage our market risk exposure.  It is an estimate of the percentage change (expressed in years) in our market value of equity that could be caused by a 100 basis point (“bp”) parallel upward or downward shift in the interest-rate curves. We value our portfolios using two main interest-rate curves, the LIBOR curve and the CO curve.  The market value and interest-rate sensitivity of each asset, liability, and off balance sheet position is computed to determine our duration of equity.  We calculate duration of equity using the interest-rate curves as of the date of calculation and for scenarios where interest-rate curves are 200 bps higher or lower than the initial level.  Our board of directors determines acceptable ranges for duration of equity.  A negative duration of equity suggests adverse exposure to falling rates and a favorable response to rising rates, while a positive duration suggests adverse exposure to rising rates and a favorable response to falling rates.

The following table summarizes the effective duration of equity levels for our total position which are subject to internal policy guidelines:

	-200 bps*	0 bps	+200 bps
September 30, 2010	(5.2) years	0.1 years	1.8 years
December 31, 2009	(4.1) years	(1.2) years	0.8 years

* Our internal policy guidelines provide for the calculation of the duration of equity in a low-rate environment to be based on Advisory Bulletin 03-09, as modified by the Finance Agency's September 3, 2008 guidance. Under these guidelines, our duration of equity was 0.1 years at September 30, 2010, and (1.2) years at December 31, 2009.

We were in compliance with the duration of equity limits established at both dates.

Duration Gap

The duration gap is the difference between the effective duration of total assets and the effective duration of total liabilities, adjusted for the effect of derivatives.  A positive duration gap signals an exposure to rising interest rates because it indicates that the duration of assets exceeds the duration of liabilities.  A negative duration gap signals an exposure to declining interest rates because the duration of assets is less than the duration of liabilities.  The duration gap was (0.9) months at September 30, 2010, compared to (1.8) months at December 31, 2009.

Convexity

Convexity measures how fast duration changes as a function of interest-rate changes.  Measurement of convexity is important because of the optionality embedded in the mortgage and callable debt portfolios.  The mortgage portfolios exhibit negative convexity due to the embedded prepayment options.  Management routinely reviews convexity and considers it when developing funding and hedging strategies for the acquisition of mortgage-based assets.  A primary strategy for managing convexity risk arising from our mortgage portfolio is the issuance of callable debt.  At September 30, 2010, callable debt funding mortgage assets as a percentage of the net mortgage portfolio equaled 37%, compared to 45% at the end of 2009.  The negative convexity on the mortgage assets is mitigated by the negative convexity of underlying callable debt.

Market Risk-Based Capital Requirement

We are subject to the Finance Agency's risk-based capital regulations.  This regulatory framework requires the maintenance of sufficient permanent capital to meet the combined credit risk, market risk, and operations risk components.  Our permanent capital is defined by the Finance Agency as Class B Stock (including MRCS) and Retained Earnings.  The market risk-based capital component is the sum of two factors.  The first factor is the market value of the portfolio at risk from movements in interest rates that could occur during times of market stress.  This estimation is accomplished through an internal VaR-based modeling approach that was approved by the Federal Housing Finance Board (predecessor to the Finance Agency) before the implementation of our Capital Plan.  The second factor is the amount, if any, by which the current market value of total regulatory capital is less than 85% of the book value of total regulatory capital.

The VaR approach used for calculating the first factor is primarily based upon historical simulation methodology.  The estimation incorporates scenarios that reflect interest-rate shifts, interest-rate volatility, and changes in the shape of the yield curve.  These observations are based on historical information from 1978 to the present.  When calculating the risk-based capital requirement, the VaR comprising the first factor of the market risk component is defined as the potential dollar loss from adverse market movements, for a holding period of 120 business days, with a 99% confidence interval, based on these historical prices and market rates. Market risk-based capital estimates were $180 million as of September 30, 2010, compared to $283 million as of December 31, 2009.

Changes in the Ratio of Market Value to Book Value of Equity between Base Rates and Shift Scenarios

We measure potential changes in the market value to book value of equity based on the current month-end level of rates versus the ratio of market value to book value of equity under large parallel rate shifts.  This measurement provides information related to the sensitivity of our interest-rate position.  The table below provides changes in the ratio of market value to book value of equity from the base rates:

	-200 bps	+200 bps
September 30, 2010	(3.1)%	(2.2)%
December 31, 2009	(5.0)%	—%

Use of Derivative Hedges

We use derivatives to hedge our market risk exposures.  The primary type of derivative used is interest-rate exchange agreements or swaps and caps.  Interest-rate swaps and caps increase the flexibility of our funding alternatives by providing specific cash flows or characteristics that might not be as readily available or cost effective if obtained in the cash debt market.  We also use TBAs to temporarily hedge mortgage positions.  We do not speculate using derivatives and do not engage in derivatives trading.

The volume of derivative hedges is often expressed in terms of notional principal, which is the amount upon which interest payments are calculated.  The following table highlights the notional amounts by type of derivative agreement ($ amounts in millions):

Derivative Agreement Type	September 30, 2010	December 31, 2009
Debt swaps:
Bullet	$15,132	$14,792
Callable	1,890	4,155
Complex	1,235	2,075
Advances swaps:
Bullet	8,619	8,450
Putable	4,387	5,241
Callable	40	40
Complex	10	—
Interest-rate caps	34	—
GSE investment swaps	1,918	1,600
MBS swaps	1	1
TBA MPP hedges	225	41
Mandatory delivery commitments	205	38
Total	$33,696	$36,433

The above table includes interest-rate swaps and caps, TBA MPP hedges, and mandatory delivery commitments.  Complex swaps include, but are not limited to, step-up and range bonds.  The level of different types of derivatives is contingent upon and tends to vary with balance sheet size, Advances demand, MPP purchase activity, and Consolidated Obligation issuance levels.

The table below presents derivative instruments (excluding accrued interest) by hedged instrument ($ amounts in millions).

	September 30, 2010		December 31, 2009
	Total	Estimated	Total	Estimated
Hedged Instrument	Notional	Fair Value	Notional	Fair Value
CO Bonds:
Fair Value hedges	$17,458	$124	$20,997	$101
Economic hedges	—	—	25	—
Total	17,458	124	21,022	101
Advances:
Fair value hedges	13,036	(885)	13,721	(719)
Economic hedges	20	(1)	10	—
Total	13,056	(886)	13,731	(719)
Investments:
Fair value hedges	1,918	(316)	1,600	(158)
Economic hedges	35	—	1	—
Total	1,953	(316)	1,601	(158)
MPP loans:
Fair value hedges	93	—	—	—
Economic hedges	132	—	41	1
Economic (stand-alone delivery commitments)	205	—	38	(1)
Total	430	—	79	—
Discount Notes:
Economic hedges	799	—	—	—
Total	799	—	—	—
Total derivatives	$33,696	$(1,078)	$36,433	$(776)
Total derivatives excluding accrued interest		$(1,078)		$(776)
Accrued interest, net		(26)		(15)
Cash collateral held by/(from) counterparty, net		224		80
Net derivative balance		$(880)		$(711)
Derivative Asset		$3		$2
Derivative Liability		(883)		(713)
Net derivative balance		$(880)		$(711)

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and (b) accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal accounting officer, to allow timely decisions regarding required disclosures. In designing and evaluating our DCP, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and that our management's duties require it to make its best judgment regarding the design of our DCP. As of September 30, 2010, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer (the principal executive officer), Chief Operating Officer-Chief Financial Officer (the principal financial officer) and Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our DCP pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer, Chief Operating Officer-Chief Financial Officer and Chief Accounting Officer concluded that our DCP were effective as of September 30, 2010.

Internal Control Over Financial Reporting

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (“ICFR”), as defined in rules 13a-15(f) and 15(d)-15(f) of the Exchange Act that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our ICFR.

Part II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

On October 15, 2010, the Bank filed a complaint in the Superior Court of Marion County, Indiana, relating to 32 private-label MBS purchased by the Bank in the aggregate original principal amount of approximately $2.96 billion. The Bank's complaint is an action for rescission and damages and asserts claims for negligent misrepresentation and violations of state and federal securities laws.
The table below provides additional information concerning the private-label MBS at issue, the original principal amount of each security, the defendants named in the complaint, and their alleged respective capacities with respect to each security.

Number	Original Face Amount	Defendants	Capacities
1	$70,000,000	Banc of America Mortgage Securities, Inc.	Depositor
		Bank of America Securities LLC	Underwriter / Seller
		Bank of America Corporation	Controlling Person
2	96,221,210	Bank of America Securities LLC	Seller
		Bank of America Corporation	Controlling Person
		Structured Asset Mortgage Investments II Inc.	Depositor
		The Bear Stearns Companies, Inc. n/k/a The Bear Stearns Companies, LLC	Controlling Person
		Bear, Stearns & Co. Inc.	Underwriter
3	100,306,000	Countrywide Financial Corporation	Controlling Person
		CWMBS, Inc.	Depositor
		Credit Suisse (USA), Inc.	Controlling Person
		Credit Suisse First Boston LLC	Underwriter / Seller
		Credit Suisse Holdings (USA), Inc.	Controlling Person
4	100,000,000	Countrywide Financial Corporation	Controlling Person
		CWMBS, Inc.	Depositor
		Goldman, Sachs & Co.	Underwriter / Seller
		The Goldman Sachs Group Inc.	Controlling Person
5	42,330,700	Chase Mortgage Finance Corporation	Depositor
		J.P. Morgan Securities Inc.	Underwriter / Seller
		JPMorgan Chase & Co.	Controlling Person
		JPMorgan Securities Holdings LLC	Controlling Person
6	54,755,000	Bear, Stearns & Co. Inc.	Underwriter / Seller
		Countrywide Financial Corporation	Controlling Person
		CWMBS, Inc.	Depositor
		The Bear Stearns Companies, Inc. n/k/a The Bear Stearns Companies, LLC	Controlling Person
7	64,454,000	Credit Suisse (USA), Inc.	Controlling Person
		Credit Suisse First Boston LLC	Underwriter / Seller
		Credit Suisse First Boston Mortgage Securities Corp.	Depositor
		Credit Suisse Holdings (USA), Inc.	Controlling Person
8	90,961,270	Citigroup Global Markets Inc.	Underwriter
		First Horizon Asset Securities, Inc.	Depositor
		First Tennessee Bank National Association	Controlling Person
		UBS Securities LLC	Seller
9	86,000,000	The Goldman Sachs Group Inc.	Controlling Person
		GS Mortgage Securities Corp.	Depositor
		Goldman, Sachs & Co.	Underwriter / Seller
		Goldman Sachs Mortgage Company	Controlling Person

Number	Original Face Amount	Defendants	Capacities
10	56,658,000	The Goldman Sachs Group Inc.	Controlling Person
		GS Mortgage Securities Corp.	Depositor
		Goldman, Sachs & Co.	Underwriter / Seller
		Goldman Sachs Mortgage Company	Controlling Person
11	100,000,000	The Goldman Sachs Group Inc.	Controlling Person
		GS Mortgage Securities Corp.	Depositor
		Goldman, Sachs & Co.	Underwriter / Seller
		Goldman Sachs Mortgage Company	Controlling Person
12	105,000,000	The Goldman Sachs Group Inc.	Controlling Person
		GS Mortgage Securities Corp.	Depositor
		Goldman, Sachs & Co.	Underwriter / Seller
		Goldman Sachs Mortgage Company	Controlling Person
13	53,899,000	The Goldman Sachs Group Inc.	Controlling Person
		GS Mortgage Securities Corp.	Depositor
		Goldman, Sachs & Co.	Underwriter / Seller
		Goldman Sachs Mortgage Company	Controlling Person
14	143,000,000	The Goldman Sachs Group Inc.	Controlling Person
		GS Mortgage Securities Corp.	Depositor
		Goldman, Sachs & Co.	Underwriter / Seller
		Goldman Sachs Mortgage Company	Controlling Person
15	105,000,000	The Goldman Sachs Group Inc.	Controlling Person
		GS Mortgage Securities Corp.	Depositor
		Goldman, Sachs & Co.	Underwriter / Seller
		Goldman Sachs Mortgage Company	Controlling Person
16	103,000,000	The Goldman Sachs Group Inc.	Controlling Person
		GS Mortgage Securities Corp.	Depositor
		Goldman, Sachs & Co.	Underwriter / Seller
		Goldman Sachs Mortgage Company	Controlling Person
17	82,019,000	IndyMac MBS, Inc.	Depositor
		UBS Securities LLC	Underwriter / Seller
18	54,125,700	J.P. Morgan Acceptance Corporation I	Depositor
		J.P. Morgan Securities Inc.	Underwriter / Seller
		JPMorgan Chase & Co.	Controlling Person
		JPMorgan Securities Holdings LLC	Controlling Person
19	90,360,000	GMAC, Inc. n/k/a Ally Financial, Inc.	Controlling Person
		GMAC Mortgage Group, Inc.	Controlling Person
		Greenwich Capital Markets, Inc.	Underwriter / Seller
		Residential Funding Mortgage Securities I, Inc.	Depositor
20	99,160,206	Credit Suisse (USA), Inc.	Controlling Person
		Credit Suisse First Boston LLC	Seller
		Credit Suisse Holdings (USA), Inc.	Controlling Person
		GMAC, Inc. n/k/a Ally Financial, Inc.	Controlling Person
		GMAC Mortgage Group, Inc.	Controlling Person
		Residential Funding Mortgage Securities I, Inc.	Depositor
		Residential Funding Securities, LLC	Underwriter
21	94,464,000	GMAC, Inc. n/k/a Ally Financial, Inc.	Controlling Person
		GMAC Mortgage Group, Inc.	Controlling Person
		Greenwich Capital Markets, Inc.	Underwriter / Seller
		Residential Funding Mortgage Securities I, Inc.	Depositor
22	95,418,000	First Savings Mortgage Corporation	Depositor
		Goldman, Sachs & Co.	Underwriter / Seller
		The Goldman Sachs Group Inc.	Controlling Person
23	143,860,000	WaMu Asset Acceptance Corp.	Depositor
		WaMu Capital Corp.	Underwritter

Number	Original Face Amount	Defendants	Capacities
24	93,831,000	J.P. Morgan Securities Inc.	Underwriter / Seller
		JPMorgan Chase & Co.	Controlling Person
		JPMorgan Securities Holdings LLC	Controlling Person
		WaMu Asset Acceptance Corp.	Depositor
		WaMu Capital Corp.	Underwritter
25	106,000,000	Goldman, Sachs & Co.	Underwriter / Seller
		The Goldman Sachs Group Inc.	Controlling Person
		WaMu Asset Acceptance Corp.	Depositor
		WaMu Capital Corp.	Underwritter
26	59,874,246	Credit Suisse (USA), Inc.	Controlling Person
		Credit Suisse Holdings (USA), Inc.	Controlling Person
		Credit Suisse First Boston LLC	Seller
		WaMu Asset Acceptance Corp.	Depositor
		WaMu Capital Corp.	Underwritter
27	112,889,185	Banc of America Securities LLC	Seller
		Bank of America Corporation	Controlling Person
		WaMu Asset Acceptance Corp.	Depositor
		WaMu Capital Corp.	Underwritter
28	100,000,000	UBS Securities LLC	Underwriter / Seller
		Wells Fargo & Company	Controlling Person
		Wells Fargo Asset Securities Corporation	Depositor
		Wells Fargo Bank, National Association	Controlling Person
29	127,000,000	Wells Fargo & Company	Controlling Person
		Wells Fargo Asset Securities Corporation	Depositor
		Wells Fargo Bank, National Association	Controlling Person
30	165,000,000	Wells Fargo & Company	Controlling Person
		Wells Fargo Asset Securities Corporation	Depositor
		Wells Fargo Bank, National Association	Controlling Person
		Credit Suisse First Boston LLC	Underwriter / Seller
		Credit Suisse (USA), Inc.	Controlling Person
		Credit Suisse Holdings (USA), Inc.	Controlling Person
31	59,618,990	Wells Fargo & Company	Controlling Person
		Wells Fargo Asset Securities Corporation	Depositor
		Wells Fargo Bank, National Association	Controlling Person
		Greenwich Capital Markets, Inc.	Underwriter / Seller
32	100,000,000	Wells Fargo & Company	Controlling Person
		Wells Fargo Asset Securities Corporation	Depositor
		Wells Fargo Bank, National Association	Controlling Person
		Goldman, Sachs & Co.	Underwriter / Seller
		The Goldman Sachs Group Inc.	Controlling Person
$2,955,205,507

We have no other material pending legal proceedings, and we are unaware of any potential claims that are material.

Item 1A.  RISK FACTORS

Except for updates to the following Risk Factors, there have been no material changes in the risk factors described in Item 1A of our 2009 Form 10-K.

Changes in the Legal and Regulatory Environment May Adversely Affect Our Business, Demand for Advances, the Cost of Debt Issuance, and the Value of FHLB Membership

On July 21, 2010, the Dodd-Frank Act was signed into law. Various provisions of the Act may cause us to be subject to future regulatory oversight by the Federal Reserve, the CFTC and the Oversight Council, in addition to the Finance Agency and the SEC. Further, this legislation, together with related or concurrent regulatory changes, may impact our members, their demand for Advances, and the cost and effectiveness of our derivatives transactions. The full impact of this Act, however, may not be known for several years as implementing regulations are written and adopted. For additional information concerning this legislation, please refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Accounting and Regulatory Developments - Legislative and Regulatory Developments.”

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

A Significant or Prolonged Delay in the Initiation or Completion of Foreclosure Proceedings on Mortgage Loans may Have a Materially Adverse Effect on Our Business, Financial Condition and Results of Operations.

There have recently been widely publicized allegations that employees of certain financial institutions have signed off on thousands of foreclosures attesting to the accuracy of the documents without having personal knowledge of the contents of such documents.  As a result, there have been regulatory initiatives proposed by federal and state agencies to delay the initiation or completion of foreclosure proceedings on specified types of mortgage loans.  In addition, certain mortgage lenders have voluntarily suspended foreclosures while they review their foreclosure documentation and procedures.

As a regional wholesale bank, a significant portion of our revenue is derived from interest earned on Advances, long-and short-term investments (including MBS), and mortgage loans purchased from our members.  Although we have taken measures that are intended to protect us from losses, including obtaining credit enhancements and representations and warranties from our transaction counterparties, we are unable to determine at this time the extent to which we will be affected by a delay in the initiation or completion of mortgage foreclosure proceedings.  A significant or prolonged delay may have a materially adverse effect on our business, financial condition and results of operations.

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

10.11*+	Directors' Compensation and Travel Expense Reimbursement Policy effective January 1, 2010, incorporated by reference to our Current Report on Form 8-K filed on December 15, 2009

10.12*+	Federal Home Loan Bank of Indianapolis 2010 Long Term Incentive Plan, effective January 1, 2010, incorporated by reference to Exhibit 10.12 of our Annual Report on Form 10-K filed on March 19, 2010

10.13*+	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 27, 2006

10.14*+	Federal Home Loan Bank 2009 Long Term Incentive Plan, incorporated by reference to our Annual Report on Form 10-K filed on March 16, 2009

10.15*+	Federal Home Loan Bank of Indianapolis 2010 Executive Incentive Compensation Plan (STI), effective January 1, 2010, incorporated by reference to our Annual Report on Form 10-K filed on March 19, 2010

10.16*+	Form of Key Employee Severance Agreement for Principal Executive Officer, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on May 24, 2010

10.17*+	Form of Key Employee Severance Agreement for Executive Officers, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on October 28, 2010

31.1	Certification of the President - Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Executive Vice President - Chief Operating Officer - Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Senior Vice President - Chief Accounting Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

November 10, 2010	By:	/s/ MILTON J. MILLER II
	Name:	Milton J. Miller II
	Title:	President - Chief Executive Officer

November 10, 2010	By:	/s/ CINDY L. KONICH
	Name:	Cindy L. Konich
	Title:	Executive Vice President - Chief Operating Officer - Chief Financial Officer

November 10, 2010	By:	/s/ K. LOWELL SHORT, JR.
	Name:	K. Lowell Short, Jr.
	Title:	Senior Vice President - Chief Accounting Officer