Form 10-K
period 2010-12-31
Federal Home Loan Bank of Indianapolis
filed 2011-03-18
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
The Bank's Class B capital stock, par value $100 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐  Yes    ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐  Yes    ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐  Yes    ☒  No
Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2010, the aggregate par value of the stock held by members and former members of the registrant was approximately $2.512 billion. At February 28, 2011, 22,692,150 shares of stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: None.

As used in this Annual Report on Form 10-K ("Form 10-K"), unless the context otherwise requires, the terms "we," "us," "our," and the "Bank" refer to the Federal Home Loan Bank of Indianapolis.

Unless otherwise stated, amounts disclosed in this Form 10-K represent values rounded to the nearest million; therefore, amounts less than one million may not be reflected in this Form 10-K and may not appear to agree to the Statement of Income due to rounding in previous quarters.  Amounts used to calculate dollar and percentage changes are based on numbers in the thousands.  Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

Special Note Regarding Forward-looking Statements

Statements contained in this Form 10-K, including statements describing the objectives, projections, estimates, or predictions for our future, may be "forward-looking statements." These statements may use forward-looking terms, such as "anticipates," "believes," "could," "estimates," "may," "should," "will," or their negatives or other variations on these terms. We caution that, by their nature, forward-looking statements involve risk or uncertainty, and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized.

These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions; volatility of market prices, rates, and indices; political, legislative, regulatory, or judicial events; membership changes; competitive forces; changes in investor demand for Consolidated Obligations and/or the terms of interest rate exchange agreements and similar agreements; and timing and volume of market activity. This Form 10-K, including the Business section and Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with our financial statements and notes, which begin on page F-1.

ITEM 1. BUSINESS

Background Information

The Federal Home Loan Bank of Indianapolis ("Bank") is one of 12 Federal Home Loan Banks (collectively, the "FHLBs" or individually an "FHLB") organized under the authority of the Federal Home Loan Bank Act of 1932, as amended ("Bank Act"). We were chartered on October 12, 1932. As a cooperative institution, we are wholly-owned by our member financial institutions, which are also our primary customers. We provide a readily available, low-cost source of funds to our members. We do not lend directly to, or purchase mortgage loans directly from, the general public. All federally-insured depository institutions, privately-insured credit unions, community development financial institutions ("CDFIs") and insurance companies that have a principal place of business located in Indiana or Michigan are eligible to become members of our Bank. Applicants for membership must meet certain requirements that demonstrate that they are engaged in residential housing finance. All member financial institutions are required to purchase shares of our Class B Stock as a condition of membership. Only members can own our capital stock, except for stock held by former members or their legal successors during their stock redemption period.

The FHLBs are not government agencies and do not receive financial support from taxpayers. Each of the FHLBs is a government-sponsored enterprise ("GSE") and a federal instrumentality of the United States of America that operates as an independent entity with its own board of directors, management, and employees. A GSE is an entity that combines elements of private capital, public sponsorship, and public policy. The public sponsorship and public policy attributes of the FHLBs include:

•	exemption from federal, state, and local taxation, except real estate taxes;

•
exemption from registration under the Securities Act of 1933 (the FHLBs are required by federal regulation to register a class of their equity securities under the Securities Exchange Act of 1934, as amended ("Exchange Act"));

•
requirement that two-fifths of our directors be non-member "independent" directors and that two of these "independent" directors must have experience in consumer or community interests and the remaining directors must have demonstrated financial experience;

•	the U.S. Treasury's authority to purchase up to $4 billion of Consolidated Obligations (defined below) of the FHLBs; and

•
requirements to set aside up to 20% of annual net earnings after the Affordable Housing Program ("AHP") expense, to repay interest on Resolution Funding Corporation ("REFCORP") bonds issued to recapitalize the savings and loan industry's deposit insurance fund and resolve insolvent savings institutions, and to use 10% of annual net earnings before Interest Expense on Mandatorily Redeemable Capital Stock ("MRCS") and after the REFCORP assessment to fund the AHP, resulting in a statutory assessment of approximately 27% of our annual Income Before Assessments.

The primary source of our funds is the proceeds from the sale to the public of FHLB Consolidated Obligations, which consist of Consolidated Obligation Bonds ("CO Bonds") and Discount Notes. The Office of Finance ("Office of Finance") was established as a joint office of the FHLBs to facilitate the issuance and servicing of Consolidated Obligations. The 12 FHLBs, along with the Office of Finance, comprise the Federal Home Loan Bank System ("FHLB System"). The U.S. government does not guarantee, directly or indirectly, the Consolidated Obligations, which are the joint and several obligations of all 12 FHLBs.

On July 30, 2008, the U.S. Congress enacted the Housing and Economic Recovery Act ("HERA") primarily to address the housing finance crisis, expand the Federal Housing Administration's ("FHA") financing authority and address GSE reform issues, among other matters.  A significant provision of HERA created a new federal agency, the Federal Housing Finance Agency ("Finance Agency") that has become the new federal regulator of the FHLBs, Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac") effective on the date of enactment of HERA. Our former regulator, the Federal Housing Finance Board ("Finance Board"), has been abolished, and Finance Board regulations, policies, and directives have been transferred to the Finance Agency. Consequently, unless the context requires otherwise, we will use the term "Finance Agency" herein to refer either to the Finance Agency established by HERA, or to its predecessor, the Finance Board. We are responsible for our share of the Finance Agency's operating expenses, as determined by the Finance Agency.

On July 21, 2010, the U.S. Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") which, among other provisions: (1) creates an interagency oversight council (the "Oversight Council") that is charged with identifying and regulating systemically important financial institutions; (2) regulates the over-the-counter derivatives market; (3) imposes new executive compensation proxy and disclosure requirements; (4) establishes new requirements for mortgage-backed securities ("MBS"), including a risk-retention requirement; (5) reforms the credit rating agencies; (6) makes a number of changes to the federal deposit insurance system; and (7) creates a consumer financial protection bureau. Although the FHLBs were exempted from several notable provisions of the Dodd-Frank Act, the FHLBs' business operations, funding costs, rights, obligations, and/or the environment in which the FHLBs carry out their housing-finance mission are likely to be impacted by the Dodd-Frank Act. For additional information concerning this legislation, please refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Recent Accounting and Regulatory Developments - Legislative and Regulatory Developments."

Business Segments

We manage our operations by grouping products and services within two business segments. These business segments are (1) Credit Services, Investments, and Deposit Products ("Traditional"); and (2) the Mortgage Purchase Program ("MPP"). The revenues, profit or loss, and total assets for each segment are disclosed in Note 18 - Segment Information in our Notes to Financial Statements.

Traditional

Credit Services. We offer a wide variety of credit services to our members, including secured loans ("Advances"), letters of credit, and lines of credit. We approve member credit requests based on the member's creditworthiness and financial condition, as well as its collateral position. All credit products must be fully collateralized by a member's pledge of eligible collateral assets, primarily one-to-four family residential mortgage loans, various types of securities, deposits in our Bank, and certain other real estate-related collateral ("ORERC"), such as commercial real estate loans and home equity loans, supplemented by a statutory lien provided under the Bank Act on each member's stock in our Bank. We also accept small business loans and farm real-estate loans as collateral from Community Financial Institutions ("CFIs"), which are currently defined by HERA as Federal Deposit Insurance Corporation ("FDIC") insured depository institutions with average total assets not exceeding $1.0 billion (subject to annual adjustment by the Finance Agency director based on the consumer price index) over the three years preceding the transaction date.

We offer a wide array of fixed-rate and adjustable-rate Advances, our primary credit product. The maturities of Advances currently offered typically range from 1 day to 10 years, although the maximum maturity may be higher for certain types of Advances.  Members utilize Advances for a wide variety of purposes including:

•	funding for single-family mortgages and multi-family mortgages held in portfolio, including both conforming and non-conforming mortgages (as determined in accordance with secondary market criteria);

•	temporary funding during the origination, packaging, and sale of mortgages into the secondary market;

•	funding for commercial loans and, especially with respect to CFIs, funding for small business, small farm, and small agri-business portfolio loans;

•	asset/liability management;

•	acquiring or holding MBS;

•	a cost-effective alternative to holding short-term investments to meet contingent liquidity needs; and

•	a competitively priced alternative source of funds, especially with respect to smaller members with less diverse funding sources.

We offer standby letters of credit, generally for up to 10 years in term, which carry AAA ratings. Letters of credit are performance contracts that guarantee the performance of a member to a third party and are subject to the same collateralization and borrowing limits that are applicable to Advances. A letter of credit may be offered to assist members in facilitating residential housing finance, community lending, asset/liability management, and liquidity. Under Section 3023 of HERA, we were permitted to issue letters of credit through December 31, 2010, to guarantee tax-exempt bonds for economic development projects. On March 13, 2010, the Indiana General Assembly enacted a provision to amend Indiana Code 5-13, to allow an approved depository of Indiana public funds to collateralize public unit deposits with FHLB letters of credit. As a result of this new legislation, we now offer a standby letter of credit product to collateralize Indiana public deposits, which will be available to our members once the Indiana Board for Depositories finalizes dates for issuing a collateral requirement.

We also offer lines of credit, which allow members to fund short-term cash needs without submitting a new application for each request for funds.

Advances. Members have access to a wide array of Advances and other credit products. Our primary Advance products include:

•
Fixed-rate Bullet Advances, which have fixed rates throughout the term of the Advances. Terms of these Advances may be up to 30 years for our regular program and up to 20 years for our Community Investment Program ("CIP") Advances. These Advances are typically referred to as "bullet" Advances because no principal payment is due until maturity. Prepayments prior to maturity are subject to prepayment fees which make us financially indifferent to a prepayment. Interest is generally due on a monthly basis.

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

•
Adjustable-rate Advances, which are sometimes called "floaters," reprice periodically based on a variety of indices, but typically the London Interbank Offered Rate ("LIBOR"). Quarterly LIBOR floaters are the most common type of adjustable rate Advance we extend to our members. Terms of these Advances may be up to 30 years. Prepayment terms are agreed to before the Advance is extended, but most frequently no prepayment fees are required if a member prepays an adjustable rate on a reset date, after a pre-determined lock-out period, with the required notification. No principal payment is due prior to maturity. Interest is generally due on a monthly basis.

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

We also offer customized Advances to meet the particular needs of our members. Our entire menu of Advance products is generally available to each creditworthy member, regardless of the member's asset size.  Advances are typically priced at standard spreads above our cost of funds.  Our board-approved credit policy allows us to offer lower rates on certain types of Advances transactions. Determination of such rates is based on factors such as volume, maturity, product type, funding availability and costs, and competitive factors in regard to other sources of funds.

We are generally limited to making Advances to members; however, by regulation, we are permitted to make Advances to non-member housing associates ("Housing Associate"). A Housing Associate is an approved lender under Title II of the National Housing Act of 1934 that is either a government agency or is chartered under federal or state law with rights and powers similar to those of a corporation. A Housing Associate must lend its own funds as its principal activity in the mortgage lending field and, although it must meet the same regulatory lending requirements as members, it may not purchase our stock and has no voting rights. We do not presently have Advances outstanding to any Housing Associates.

Advances Concentration. Credit risk can be magnified if a lender's portfolio is concentrated in a few borrowers. At December 31, 2010, our top five borrowers accounted for 46% of total Advances outstanding, at par. Because of this concentration in Advances, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we regularly analyze the implications to our financial management and profitability if we were to lose the business of one or more of these customers.

The following tables present the par value of Advances outstanding for our five largest borrowers ($ amounts in millions). As noted below, certain of our borrowers are no longer members. At our discretion, and provided the borrower meets our contractual requirements, non-member Advances may remain outstanding until maturity.

December 31, 2010	Advances Outstanding	% of Total
Flagstar Bank, FSB	$3,726	21%
Jackson National Life Insurance Company	1,765	10%
Bank of America, N.A. (1)	900	5%
Citizens Bank, Flint, Michigan	804	5%
M&I Bank (Marshall & Ilsley) (2)	800	5%
Sub-total	7,995	46%
Others	9,643	54%
Total Advances, par value	$17,638	100%

December 31, 2009
Flagstar Bank, FSB	$3,900	18%
Jackson National Life Insurance Company	1,750	8%
Bank of America, N.A. (1)	1,450	7%
Citizens Bank, Flint, Michigan	1,280	6%
M&I Bank (Marshall & Ilsley) (2)	800	4%
Sub-total	9,180	43%
Others	12,530	57%
Total Advances, par value	$21,710	100%

(1)
The parent company of Bank of America, N.A. purchased the North American holding company of our member, LaSalle Bank Midwest, N.A. ("LaSalle Bank") on October 1, 2007. As of October 17, 2008, the LaSalle Bank charter was consolidated into a Bank of America Corporation charter (that of Bank of America, N.A.) located in another FHLB district. Therefore, Bank of America, N.A. is a non-member borrower.

(2)	On January 2, 2008, M&I Bank acquired our former member, First Indiana Bank, N.A. M&I Bank does not have a charter in our district and is not a member of our Bank.

As of December 31, 2010, 53 of our 410 members had assets in excess of $1 billion, and together they comprised approximately 81% of the total member asset base, i.e., the total cumulative assets of our member institutions.  As of December 31, 2010, our member borrowers with the three largest Advance balances accounted for 22% of member assets and 36% of total Advances, at par. Our current largest non-member borrower, Bank of America, N.A., had outstanding Advances of $0.9 billion at December 31, 2010, and $0.5 billion of these outstanding Advances will mature in 2011.

For the years ended December 31, 2010, and 2009, we had gross interest earned on Advances, excluding the effects of interest-rate exchange agreements with non-member counterparties, from one customer, Flagstar Bank, FSB, that exceeded 10% of our Total Interest Income. We had Advances outstanding to and imputed interest income earned from Flagstar Bank, FSB as follows ($ amounts in millions):

	As of and for the Years Ended December 31,
	2010	2009
Advances, at par	$3,726	$3,900
% of Total Advances, outstanding	21%	18%

Gross interest income earned	$155	$218
% of Total Interest Income	18%	19%

Collateral. All credit products extended to a member must be fully collateralized by the member's pledge of eligible assets. Each borrowing member and its affiliates that hold collateral are required to grant us a security interest in such collateral. All such security interests held by us are afforded a priority by the Competitive Equality Banking Act of 1987 over the claims of any party, including any receiver, conservator, trustee, or similar party having rights as a lien creditor, except for claims held by bona fide purchasers for value or by parties that are secured by prior perfected security interests, provided that such claims would otherwise be entitled to priority under applicable law. Moreover, with respect to federally insured depository institution members, our claims are given certain preferences pursuant to the receivership provisions of the Federal Deposit Insurance Act. With respect to insurance company members, however, Congress provided in the McCarran-Ferguson Act of 1945 that state law generally governs the regulation of insurance and shall not be invalidated by federal law unless the federal law expressly regulates the business of insurance. Thus, if a court were to determine that the priority provision of Section 10(e) of the Bank Act conflicts with state insurance law applicable to our insurance company members, the court might then determine that the priority of our security interest would be governed by state law, not Section 10(e). Under these circumstances the "super lien" priority protection afforded to our security interest under Section 10(e) may not fully apply when we lend to such insurance company members. However, we further protect our security interests in the collateral pledged by our members by filing Uniform Commercial Code ("UCC") UCC-1 financing statements, taking possession or control of such collateral, or taking other appropriate steps.

Collateral Status Categories. We take collateral on a blanket, specific listings or physical possession basis depending on the credit quality of the borrower, type of institution and our review of conflicting liens. The blanket basis is the least restrictive and allows the member to retain possession of the pledged collateral, provided that the member executes a written security agreement and agrees to hold the collateral for our benefit. Under specific listings status, the member maintains physical possession of the specific collateral pledged but the member provides listings of loans pledged with detailed loan information such as loan amount, payments, maturity date, interest rate, LTV, collateral type, FICO® scores, etc. Members under physical possession are required to place the collateral in physical possession with our Bank or a third-party custodian to sufficiently secure all outstanding obligations.

Acceptable Collateral. Acceptable collateral includes certain investment securities, one-to-four family first mortgage loans, deposits in our Bank, multi-family first mortgage loans, and certain ORERC assets and small business and small real estate farm loans from CFIs. While we only extend credit based on the borrowing capacity for such approved collateral, our contractual arrangements typically allow us to take other assets as collateral to provide additional protection, including the borrower's stock in our Bank. We have an Anti-Predatory Lending Policy and a Subprime and Nontraditional Residential Mortgage Policy that establish guidelines for any subprime or nontraditional loans in our collateral. Loans that are delinquent or violate our Anti-Predatory Lending Policy or violate our Subprime and Nontraditional Residential Mortgage Policy for collateral and delinquent loans do not qualify as acceptable collateral and are required to be removed from any collateral value calculation.

We currently accept a majority of the collateral types authorized by the Gramm-Leach-Bliley Act of 1999 ("GLB Act") amendment to the Bank Act. Typically, Advances must be over-collateralized based on the type of collateral, with standard requirements ranging from 100% for deposits (cash) to 145% for residential mortgages held under blanket liens. Less traditional types of collateral such as home equity loans and commercial real estate loans have standard coverage ratios up to 250%. Over-collateralization requirements are applied using market values for collateral in listing and delivery status and using book value for collateral pledged on blanket status. In no event would market values on whole loan collateral exceed par. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk Management-Advances" for more information.

Collateral Review and Monitoring. We verify collateral balances by performing periodic, on-site collateral audits on each of our borrowing members, which allows us to verify loan pledge eligibility, loan credit strength and loan documentation quality, as well as adherence to our Anti-Predatory Lending Policy, Subprime and Nontraditional Residential Mortgage Policy and other collateral policies. In addition, on-site collateral audit findings are used to adjust over-collateralization amounts to mitigate credit risk and collateral liquidity concerns.

Investments. We maintain a portfolio of investments, purchased from approved counterparties, members and their affiliates, or other FHLBs, to provide liquidity and enhance our earnings. Our portfolio of short-term investments in highly-rated entities, principally short-term federal funds, ensures the availability of funds to meet our members' credit needs. The longer term investment portfolio typically provides higher returns and may consist of securities issued by the U.S. government and its agencies, other GSEs, MBS, and asset-backed securities ("ABS") that are issued by government-sponsored mortgage agencies or private issuers, and securities that carry ratings from one or more of the Nationally Recognized Statistical Rating

Organizations ("NRSROs"): Moody's Investor Service ("Moody's"), Standard and Poor's Rating Service ("S&P") or Fitch Ratings ("Fitch"). Our investments in housing GSEs are not guaranteed by the U.S. government.

All unsecured investments, such as federal funds, including those with our members or their affiliates, are subject to certain selection criteria. Each unsecured counterparty has an exposure limit, which is computed in the same manner regardless of the counterparty's status as a member, affiliate of a member or unrelated party. These criteria may result in a reduction of the amount of the unsecured investment or the permissible term of the investment.

Investments in MBS are subject to specific issuer limitations. Under the Finance Agency's regulations, we are prohibited from investing in the following types of securities:

•
instruments, such as common stock, that represent an equity ownership in an entity, other than stock in small business investment companies, or certain investments targeted to low-income persons or communities;

•	instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks;

•	non-investment grade debt instruments, other than certain investments targeted to low-income persons or communities and instruments that were downgraded after their purchase;

•	whole mortgages or other whole loans, except for

◦	those acquired under the MPP or the Mortgage Partnership Finance Program;

◦	certain investments targeted to low-income persons or communities; and

◦	certain foreign housing loans authorized under Section 12(b) of the Bank Act; or

•	non-U.S. dollar denominated securities.

Finance Agency policy further provides that the total book value of our investments in MBS and ABS must not exceed 300% of our total regulatory capital, consisting of Retained Earnings, Class B stock, and MRCS, as of the previous month end on the day we purchase the securities. If our outstanding investments in MBS and ABS exceed the limitation at any time, but were in compliance at the time we purchased the investments, we would not be considered out of compliance with the regulation, but we would not be permitted to purchase additional MBS or ABS until these outstanding investments were within the capital limitation.

In addition, we are prohibited by regulation and internal policy from purchasing certain types of investments, such as interest-only or principal-only stripped MBS, collateralized mortgage obligations ("CMOs"), real estate mortgage investment conduits ("REMICs") or ABS, residual-interest or interest-accrual classes of CMOs, REMICs, ABS, and MBS, and CMOs or REMICs with underlying collateral containing pay option/negative amortization mortgage loans, unless those loans or securities are guaranteed by the U.S. government, Fannie Mae, Freddie Mac, or the Government National Mortgage Association ("Ginnie Mae").

Further, we will not knowingly purchase any MBS or ABS that violates the provisions of our Anti-Predatory Lending Policy or our Subprime and Nontraditional Residential Mortgage Policy.

Deposit Products. Deposit products provide a portion of our funding resources, while also giving members a high quality earning asset that satisfies their regulatory liquidity requirements. We offer several types of deposit products to our members and other institutions including overnight and demand deposits. We may accept uninsured deposits from:

•	our members;

•	institutions eligible to become members;

•	any institution for which we are providing correspondent services;

•	interest-rate swap counterparties;

•	other FHLBs; or

•	other federal government instrumentalities.

The following table shows the composition of our deposits ($ amounts in millions):

	December 31, 2010		December 31, 2009
Types of Deposits	Amount	% of Total	Amount	% of Total
Demand and overnight	$560	95%	$807	98%
Time	15	3%	15	2%
Other Non-Interest Bearing	10	2%	3	—%
Total Deposits	$585	100%	$825	100%

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

As the following table shows, we were in compliance with the Bank Act liquidity requirements for deposits as of the dates indicated ($ amounts in millions):

	December 31, 2010	December 31, 2009
Liquidity deposit reserves	$18,611	$22,876
Less: Total Deposits	585	825
Excess liquidity deposit reserves	$18,026	$22,051

Mortgage Purchase Program

Overview of the Mortgage Purchase Program. We began purchasing mortgage loans directly from our members through our MPP in the second quarter of 2001. Members that participate in the MPP are known as Participating Financial Institutions ("PFIs"). By regulation, we are not permitted to purchase loans from any PFI that is not a member of the FHLB System, and we may not use a trust or other entity to purchase the loans for us. We purchase conforming, medium- or long-term, fixed-rate, fully amortizing, level payment loans predominantly for primary, owner-occupied, detached residences, including single-family properties, and two-, three-, and four-unit properties. Additionally, to a lesser degree, we purchase loans for primary, owner-occupied, attached residences (including condominiums and planned unit developments), second/vacation homes, and investment properties.

All of our mortgage loan purchases are governed by a Finance Agency regulation adopted in 2000, as amended. Prior to that time, the FHLBs could only purchase mortgage loans based upon individual approvals from the Finance Agency. Further, while the regulation does not specifically limit us to purchasing fixed-rate loans, we would need to comply with the Finance Agency's regulation on new business activities to purchase adjustable-rate loans. The Finance Agency regulations provide that any material changes to mortgage purchase programs that have a different risk profile would need to be approved by the Finance Agency as a new business activity.

Under current regulations, all pools of mortgage loans purchased by us, other than government-insured mortgage loans, must have sufficient credit enhancement so that the pools of loans are at least investment grade. In accordance with FHFA regulations, we generally limit the pools of mortgage loans that we will purchase to those with an implied NRSRO credit rating of at least BBB. Risk-based capital is maintained against the pools of mortgage assets in accordance with the FHFA risk-based capital requirements.

New Business Activity. Both of our supplemental mortgage insurance ("SMI") providers, Mortgage Guaranty Insurance Corporation ("MGIC") and Genworth Residential Mortgage Insurance Corporation of North Carolina ("Genworth"), are rated below AA- by at least two of the three NRSROs. On April 6, 2010, we filed a notice of new business activity with the Finance Agency relating to a new credit enhancement structure for our MPP, which was approved on June 4, 2010, with certain conditions. On November 29, 2010, we began offering MPP Advantage to our members. MPP Advantage uses an enhanced fixed lender risk account ("LRA") for additional credit enhancement instead of using coverage from an SMI provider. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Accounting and Regulatory Developments-Legislative and Regulatory Developments - Finance Agency Regulatory Actions - Proposed Rules" for more information.

Loan Purchase Process. All loans we purchase must meet guidelines for our MPP or be specifically approved as an exception based on compensating factors. Our guidelines generally meet the underwriting standards of Fannie Mae and Freddie Mac. For example, the maximum loan-to-value ("LTV") ratio for any mortgage loan at the time of purchase is 95%, and borrowers must meet certain minimum credit scores depending upon the type of property or loan. Further, we will not knowingly purchase any loan that violates the provisions of our Anti-Predatory Lending Policy or our Subprime and Nontraditional Residential Mortgage Policy.

PFIs must complete all application documents, which are reviewed by our Credit Department. In addition, a PFI must meet the following requirements:

•	be an active originator of conventional mortgages and have servicing capabilities, if applicable, or use a servicer that we approve;

•	advise us if it has been the subject of any adverse action by either Fannie Mae or Freddie Mac; and

•	along with its parent company, if applicable, meet the capital requirements of each state and federal regulatory agency with jurisdiction over the member's or parent company's activities.

Credit Enhancement. FHA mortgage loans are backed by insurance provided by the U.S. government and, therefore, no additional credit enhancements (such as an LRA or SMI) are required.

For conventional mortgage loans, the required credit enhancement to reach the expected credit rating is determined by using an NRSRO credit risk model. As part of the credit enhancement, an LRA is then established in an amount sufficient to cover expected losses in excess of the borrower's equity and primary mortgage insurance ("PMI"), if any.

Credit losses on defaulted mortgage loans in the pool are paid from these sources in the following order:

•	borrower's equity;

•	PMI, if any;

•	LRA;

•	SMI, if applicable; and

•	our Bank.

LRA. We use either a "spread LRA" or a "fixed LRA" for credit enhancement. The spread LRA is used for pools that are also credit enhanced with SMI. The spread LRA is funded through a reduction to our net yield earned on the loans and the corresponding purchase price paid to the PFI reflects the reduced net yield to us. The fixed LRA is funded through an adjustment to the corresponding price paid to the PFI. As these funds are collected, either from the monthly remittances or a reduction in the purchase price, they are held by us and used to reimburse losses incurred by us or the SMI provider, if applicable. If the LRA funds are not used to cover losses, the remaining funds in the LRA are returned to the member in accordance with the Master Commitment Contracts.

SMI. For pools of loans acquired prior to December 2010, we entered into the insurance contracts directly with the SMI provider, but a contract was written for each pool or aggregate pool. Pursuant to Finance Agency regulation, the PFI must be responsible for all expected credit losses on the mortgages sold to us. Therefore, the PFI was the purchaser of the SMI policy, and we are designated as the beneficiary. Although we remit the insurance payments to the SMI provider, the payments are the PFI's obligation. We collect the SMI premiums from the monthly mortgage remittances received from the PFIs or their designated servicer and remit them to the SMI provider as an administrative convenience.

On October 27, 2006, the Finance Agency approved our proposal to offer pool aggregation under our MPP. Our pool aggregation program is designed to reduce the credit enhancement costs to small and mid-size members participating in the program. Members that participate in the MPP are allowed to pool their loans with similar pools of loans originated by other PFIs to create an aggregate pool of loans of approximately $100 million or greater each. The cost of obtaining SMI for a pool of $100 million is less than the cost of obtaining SMI for smaller separate pools of loans.

Earnings from the MPP. Our earnings from the MPP are comprised of the monthly interest payments we receive, which are computed on each loan at the mortgage note rate multiplied by the principal balance outstanding, adjusted for the following:

•	servicing costs;

•	the cost of the LRA;

•	the cost of the SMI, if applicable;

•	the net amortization of purchased loan premiums or discounts; and

•	the net amortization of terminated MPP hedge basis adjustments.

Conventional Loan Pricing. We consider the cost of the credit enhancement (LRA and SMI, if applicable) when we formulate conventional loan pricing. Each of these credit enhancement structures is accounted for not only in our expected return on acquired mortgage loans, but also in the risk review performed during the accumulation/pooling process. The pricing of each structure is dependent on a number of factors and is specific to the PFI or group of PFIs.

We receive a 0.25% to 0.75% fee on cash-out refinancing transactions. We also adjust the market price we pay for loans depending upon market conditions. We continue to evaluate the scope and rate of such fees as they evolve in the industry and may change our fee structure to be similar to those of the other GSEs. We do not pay the PFIs any fees other than the servicing fee discussed above when the PFI retains the servicing rights.

Servicing. We do not service the mortgage loans we purchase. PFIs may elect to retain servicing rights for the loans sold to us, or they may elect to sell servicing rights to an MPP-approved servicer. The servicers are responsible for all aspects of servicing, including, among other responsibilities, the administration of the foreclosure and claims processes from the date we purchase the loan until the loan has been fully satisfied. The MPP is designed and structured in a manner that requires loan servicers, when necessary, to foreclose and liquidate any acquired real estate in the servicer's name. Therefore, our practice is not to take or hold title to property. PFIs may make payments on a scheduled/scheduled basis, which means that we receive scheduled monthly principal and interest from the servicer, regardless of whether the mortgagee is making payments to the servicer, or on actual/actual basis, which means the servicers remit payments only as they are received from the borrowers.

In 2005, we negotiated with MGIC, and subsequently with Genworth, to obtain an aggregate loss/benefit limit or "stop-loss" on any Master Commitment Contracts that equal or exceed $35 million in order to limit the cost of SMI coverage. The stop-loss is equal to the total initial principal balance of loans under the Master Commitment Contract multiplied by the stop-loss percentage, as is then in effect, and represents the maximum aggregate amount payable by the SMI provider under the SMI policy for that pool. Even with the stop-loss provision, the aggregate of the LRA and the amount payable by the SMI provider under an SMI stop-loss contract will be equal to or greater than the amount of credit enhancement required for the pool to have an implied S&P credit rating of at least AA at the time of purchase. Non-credit losses, such as uninsured property damage losses that are not covered by the SMI, can be recovered from the LRA to the extent that there are LRA funds available.

On September 25, 2008, JPMorgan Chase & Co. acquired the banking operations of our former approved servicer, Washington Mutual Bank, FA. Currently, JPMorgan Chase & Co. is the only approved servicer to which servicing rights may be sold when we originally purchase the mortgage loans. Those PFIs that retain servicing rights receive a monthly servicing fee, must be approved by us and undergo an audit by a third-party quality control contractor that advises the PFIs of any deficiencies in servicing procedures or processes and then notify us so that we can monitor their performance. The PFIs that retain servicing rights can sell those at a later date with our approval. Servicing activities, whether retained or released, are subject to review by our master servicer, Washington Mutual Mortgage Securities Corporation. If we deem servicing to be inadequate, we can require that the servicing of those loans be transferred to a servicer that is acceptable to us.

It is the servicer's responsibility to initiate loss claims on the loans. No payments from the LRA (other than excess amounts returned to the PFI over a period of time in accordance with each Master Commitment Contract) or SMI are made prior to the claims process. For loans that are credit enhanced with SMI, if it is determined that a loss is covered, the SMI provider pays the claim in full and seeks reimbursement from the LRA. The SMI provider is entitled to reimbursement for credit losses from funds available in the LRA that are equal to the aggregate amounts contributed to the LRA less any amounts paid for previous claims and any amounts that have been released to the PFI from the LRA or paid to us to cover prior claims. If the LRA is still being funded, the SMI provider could make claims against those payments as they are received up to the full reimbursable amount of the claim, and these amounts would be reflected as additional deductions from the LRA as they were paid. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk Management - MPP" for additional information.

MPP Concentration. Our board of directors has established a limit that restricts MPP loans outstanding purchased from any one PFI to 50% of MPP loans outstanding. Loans previously purchased from a former member, Bank of America, N.A, contributed interest income that exceeded 10% of our Total Interest Income for the years ended December 31, 2010, and 2009. We had mortgage loans outstanding and imputed interest income earned from Bank of America, N.A. as follows ($ amounts in millions):

	As of and for the Years Ended,
	December 31,
	2010	2009
Mortgage Loans Held for Portfolio, par value	$2,142	$2,768
% of Mortgage Loans Held for Portfolio, outstanding	32%	38%

Imputed interest income earned	$127	$162
% of Total Interest Income	15%	14%

See the section entitled "Item 1A. Risk Factors - Loss of One or More Large Customers Could Adversely Impact Our Profitability, Our Ability to Achieve Business Objectives, and Our Risk Concentration" for additional information.

Funding Sources

The primary source of funds for each of the FHLBs is the sale of debt securities, known as Consolidated Obligations, in the capital markets. The Finance Agency's regulations govern the issuance of debt on our behalf and authorize us to issue Consolidated Obligations, through our agent, the Office of Finance, under Section 11(a) of the Bank Act. All of the FHLBs are jointly and severally liable for the Consolidated Obligations issued under Section 11(a). No FHLB is permitted to issue individual debt under Section 11(a) without the approval of the Finance Agency.

While Consolidated Obligations, which consist of CO Bonds and Discount Notes, are, by regulation, the joint and several obligations of the FHLBs, the primary liability for Consolidated Obligations issued to provide funds for a particular FHLB rests with that FHLB. Consolidated Obligations are backed only by the financial resources of the FHLBs, and there has never been a default in the payment of any Consolidated Obligation. Although each FHLB is a GSE, Consolidated Obligations are not obligations of, and are not guaranteed by, the U.S. government. The Moody's and S&P ratings for Consolidated Obligations of Aaa and AAA, respectively, reflect the likelihood of timely payment of principal and interest on the Consolidated Obligations. The aggregate par amount of the FHLB System's outstanding Consolidated Obligations was approximately $796.4 billion at December 31, 2010, and $930.6 billion at December 31, 2009. The par amount of the Consolidated Obligations for which we are the primary obligor was $40.7 billion at December 31, 2010, and $42.0 billion at December 31, 2009.

If the principal or interest on any Consolidated Obligation is not paid in full when due, we will not be allowed to pay dividends to, or redeem or repurchase shares of stock from, any of our members. The Finance Agency, in its discretion, may require us to make principal or interest payments due on any FHLB's Consolidated Obligations. To the extent that we make any payment on a Consolidated Obligation for which we are not the primary obligor, we are entitled to reimbursement from the FHLB that is the primary obligor. However, if the Finance Agency determines that such FHLB is unable to satisfy its obligations, the Finance Agency may allocate the outstanding liability among the remaining FHLBs on a pro-rata basis in proportion to each FHLB's participation in all Consolidated Obligations outstanding, or on any other basis the Finance Agency may determine.

We must maintain, free from any lien or pledge, an amount at least equal to the amount of Consolidated Obligations outstanding on our behalf from among the following types of assets:

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

•	other securities that are assigned a rating or assessment by an NRSRO that is equivalent to or higher than the rating or assessment assigned by that NRSRO to the Consolidated Obligations.

The following table ($ amounts in millions) shows a comparison of the aggregate amount of the above-noted asset types to the total amount of outstanding Consolidated Obligations issued on our behalf and verifies that we maintain assets in excess of our required amounts. We were in compliance with this requirement at both December 31, 2010, and 2009.

	December 31,
	2010	2009
Aggregate qualifying assets	$44,863	$46,542
Total Consolidated Obligations	40,800	42,158
Aggregate qualifying assets in excess of Consolidated Obligations	$4,063	$4,384

Ratio of aggregate qualifying assets to Consolidated Obligations	1.10	1.10

Office of Finance

The issuance of the Consolidated Obligations is facilitated and executed by the Office of Finance. The Office of Finance also services all outstanding debt, provides information on capital market developments, manages our relationship with the NRSROs with respect to Consolidated Obligations, and administers REFCORP and the Financing Corporation. These two corporations were established by Congress in the 1980s to help recapitalize the savings and loan industry's deposit insurance fund and resolve insolvent savings institutions. The Office of Finance serves as the FHLBs' fiscal agent for debt issuance and can control the timing and amount of each issuance. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Accounting and Regulatory Developments - Legislative and Regulatory Developments" for information on the restructuring of the Office of Finance board of directors.

The U.S. Treasury can affect debt issuance for the FHLBs through its oversight of the U.S. financial markets. See "Supervision and Regulation - Government Corporations Control Act" herein for additional information.

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

We may also request specific amounts of particular CO Bonds to be offered for sale via competitive auction conducted with underwriters in a bond selling group. One or more other FHLBs may also request that amounts of those same CO Bonds be offered for sale for their benefit via the same auction. We may receive from 0% to 100% of the proceeds of the CO Bonds issued via competitive auction depending on: (i) the amounts of, and costs for, the CO Bonds bid by the underwriters; (ii) the maximum costs we, and any other FHLB(s) participating in the same issue, are willing to pay for the CO Bonds; and (iii) the guidelines for allocation of CO Bond proceeds among multiple participating FHLBs as administered by the Office of Finance.

We also issue global CO Bonds. Effective in January 2009, the FHLBs and the Office of Finance implemented a debt issuance process to provide a scheduled monthly date available for issuance of global bullet CO Bonds. Once a decision has been made to issue, our management determines and communicates a firm commitment to the Office of Finance for an amount of scheduled global debt to be issued on our behalf. If the orders from us and the other FHLBs do not meet the minimum debt issue size, we receive an allocation of proceeds equal to the larger of our commitment or the ratio of our capital to total capital of all of the FHLBs. If the FHLBs' commitments exceed the minimum debt issue size, then the proceeds are allocated based on relative capital of the FHLBs with the allocation limited to the lesser of the allocation amount or actual commitment amount. The Finance Agency and the U.S. Secretary of the Treasury have oversight over the issuance of our debt through the Office of Finance. We can, however, pass on any scheduled calendar slot and decline to issue any global bullet CO Bonds upon agreement of 8 of the 12 FHLBs.

Discount Notes

We also issue Discount Notes to provide short-term funds for Advances to members, liquidity, and for other investments. These securities can have maturities that range from one day to one year and are offered daily through a Discount Note selling group and through other authorized securities dealers. Discount Notes are sold at a discount and mature at par.

On a daily basis, we may request specific amounts of Discount Notes with specific maturity dates to be offered at a specific cost for sale to underwriters in the Discount Note selling group. One or more other FHLBs may also request that Discount Notes with the same maturities be offered for sale for their benefit on the same day. The Office of Finance commits to issue Discount Notes on behalf of the participating FHLB(s) when underwriters in the selling group submit orders for the specific Discount Notes offered for sale. We may receive from 0% to 100% of the proceeds of the Discount Notes issued via this sales process depending on: (i) the maximum costs we or the other FHLBs participating in the same Discount Notes, if any, are willing to pay for the Discount Notes; (ii) the amounts of, and costs for, orders for the Discount Notes submitted by underwriters; and (iii) the guidelines for allocation of Discount Note proceeds among participating FHLBs as administered by the Office of Finance.

We may also request that specific amounts of Discount Notes with fixed maturity dates ranging from 4 weeks to 26 weeks be offered for sale via competitive auction conducted with underwriters in the Discount Note selling group. One or more other FHLBs may also request amounts of those same Discount Notes be offered for sale for their benefit via the same auction. The Discount Notes offered for sale via competitive auction are not subject to a limit on the maximum costs the FHLBs are willing to pay. We may receive from 0% to 100% of the proceeds of the Discount Notes issued via competitive auction depending on: (i) the amounts of, and costs for, the Discount Notes bid by underwriters; and (ii) guidelines for allocation of Discount Note proceeds among multiple participating FHLBs as administered by the Office of Finance.

Other Indebtedness

Although the majority of our total indebtedness consists of CO Bonds and Discount Notes outstanding, and deposits from our members, we are also obligated to pay other amounts owed in the form of:

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

Affordable Housing and Community Investment Programs

Each FHLB is required to set aside 10% of its annual net earnings before Interest Expense on MRCS and after the REFCORP assessment to fund its AHP (subject to an annual FHLB System-wide minimum of $100 million). Through our AHP, we provide cash grants or interest subsidies on Advances to our members, which are, in turn, provided to qualified individuals to finance the purchase, construction, or rehabilitation of very low- to moderate-income owner-occupied or rental housing. Our AHP includes the following programs:

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

•
Neighborhood Stabilization Assistance, which provides assistance with down payments and closing costs to purchase a home assisted by funds from the U.S. Department of Housing and Urban Development ("HUD") Neighborhood Stabilization Program.

In addition to AHP, we also offer a variety of specialized Advance programs to support housing and community development needs. Through our CIP, we offer Advances to our members involved in community economic development activities benefiting low- or moderate-income families or neighborhoods. These Advances have maturities ranging from 30 days to 20 years and are priced at our cost of funds plus reasonable administrative expenses. These funds can be used for the development of housing, infrastructure improvements, or assistance to small businesses or businesses that are creating jobs in the member's community for low- and moderate-income families. Advances made under our CIP comprised 3.4% and 3.2% of our total Advances outstanding, at par, at December 31, 2010, and 2009, respectively.

Our 2011 Community Lending Plan describes our plan to address the credit needs and market opportunities in our district states of Indiana and Michigan. It is available on our website at www.fhlbi.com by clicking on "Community Investment" and then selecting "Publications, Bulletins and Presentations" from the drop-down menu. Interested persons may also request a copy by contacting us, Attention: Corporate Secretary, FHLB of Indianapolis, 8250 Woodfield Crossing Boulevard, Indianapolis, IN 46240.

We are providing our website address solely for the reader's information. Information appearing on our website is not incorporated into this Annual Report on Form 10-K.

REFCORP

REFCORP was established to provide funds to the Resolution Trust Corporation to resolve troubled savings and loan institutions in receivership during the 1980s and early 1990s. REFCORP has no employees but instead uses the officers, employees, and agents of the FHLBs. It is subject to such regulations, orders and directions as the Finance Agency prescribes. REFCORP was authorized by Congress in 1989 to issue bonds, notes, debentures, and similar obligations in an aggregate amount not to exceed $30 billion. REFCORP obligations are not obligations of, or guaranteed as to principal by, the FHLB System, the FHLBs, or the U.S. government. However, the U.S. government pays interest on such obligations as required, and, by statute, 20% of the net earnings after AHP expense of each FHLB is used to fund the interest payments on these obligations.

In 1989, Congress established the amount of the total interest payments to be paid by the FHLBs at $300 million per year, or $75 million per quarter. In 1999, the GLB Act changed the annual assessment to a flat rate of 20% of net earnings after AHP expense for each FHLB. Because this amount cannot be changed without further legislation, the expiration of the obligation is shortened as payments in excess of $75 million per quarter are accrued by the FHLBs. As specified in the Finance Agency regulation that implemented Section 607 of the GLB Act, the payment amount in excess of the $75 million required quarterly payment is used to simulate the purchase of zero-coupon Treasury bonds to defease all or a portion of the most distant remaining $75 million quarterly payment. The Finance Agency, in consultation with the Secretary of the Treasury, selects the appropriate zero-coupon yields used in this calculation.

The FHLBs will continue to be obligated to pay these amounts until the aggregate amounts actually paid by all 12 FHLBs are equivalent to a $300 million annual annuity (or a scheduled payment of $75 million per quarter) with a final maturity date of April 15, 2030, at which point the required payment of each FHLB to REFCORP will be fully satisfied.

However, the FHLBs' aggregate payments through 2010 have exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening the remaining term as of December 31, 2010, to October 15, 2011. This date assumes that the FHLBs will pay exactly $75 million for each of the first two quarters of 2011 and $10 million on October 15, 2011. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Joint Capital Enhancement Agreement" for information about the Joint Capital Enhancement Agreement that the FHLBs entered into effective February 28, 2011, which will become operational once our REFCORP obligation has been satisfied.

Use of Derivatives

Finance Agency regulations and our Risk Management Policy ("RMP") establish guidelines for the use of derivatives. The goal of our interest rate risk management strategy is not to eliminate interest-rate risk but to manage it within appropriate limits. Permissible derivatives include interest-rate swaps, swaptions, interest-rate cap and floor agreements, calls, puts, futures, and forward contracts executed as part of our market risk management philosophy. We are permitted to execute derivative transactions only to manage interest-rate risk positions, hedge embedded options in assets and liabilities including mortgage prepayment risk positions, hedge any foreign currency positions, and act as an intermediary between our members and interest-rate swap counterparties. All derivatives are accounted for at their fair values. We are prohibited from trading in or the speculative use of these instruments, and we have limits for counterparty credit risk arising from these instruments.
We engage in derivative transactions to hedge market risk exposures of certain Advances, primarily fixed-rate bullet and putable Advances, and mortgage assets. Market risk includes the risks related to:

•	movements in interest rates and mortgage prepayment speeds over time;

•	the change in the relationship between short-term and long-term interest rates (i.e., the slope of the Consolidated Obligation and LIBOR yield curves);

•
the change in the relationship of FHLB System debt spreads to other indices, primarily LIBOR and U.S. Treasury yields and the change in the relationship of FHLB System debt spreads to mortgage yields (commonly referred to as "basis" risk); and

•	the change in the relationship between fixed rates and variable rates.

Our use of derivatives is the primary way we reconcile the preferences of investors for the kinds of debt securities that they want to purchase and the preferences of member institutions for the kinds of Advances they want to hold and the kinds of mortgage loans they want to sell. The most common reasons we use derivatives are to:

•
preserve a favorable interest-rate spread between the yield of an asset and the cost of the supporting Consolidated Obligations. Without the use of derivatives, this interest-rate spread could be reduced or eliminated if the structures of the asset and Consolidated Obligations do not have similar characteristics including maturity and the level and characteristics of the interest rates (e.g., fixed/variable terms);

•	reduce funding costs by executing a derivative concurrently with the issuance of Consolidated Obligations;

•	fund and hedge Advances for which our members have sold us options embedded within the Advances;

•	increase flexibility of Advances by transforming borrowers' cash flow to one favored by investors;

•	mitigate the adverse earnings effects from the shortening or extension of the cash flows from mortgage assets with embedded prepayment options;

•	hedge embedded caps in floating-rate MBS;

•	hedge the market risk associated with timing differences in the settlement of commitments in the MPP and Consolidated Obligations;

•	protect the fair value of existing asset or liability positions; and

•	hedge market risk on a macro, or whole balance sheet, level.

Supervision and Regulation

The Bank Act

We are supervised and regulated by the Finance Agency, an independent agency in the executive branch of the U.S. government, established by HERA. Our former regulator, the Finance Board, was abolished on July 30, 2009. Finance Board regulations, policies and directives have been transferred to the Finance Agency.

Under the Bank Act, the Finance Agency's responsibility is to ensure that, pursuant to regulations promulgated by the Finance Agency, each FHLB:

•	carries out its housing finance mission;

•	remains adequately capitalized and able to raise funds in the capital markets; and

•	operates in a safe and sound manner.

The Finance Agency is headed by a Director, who is appointed to a five-year term by the President of the United States, with the advice and consent of the Senate. The Director appoints a Deputy Director for the Division of Enterprise Regulation, a Deputy Director for the Division of FHLB Regulation, and a Deputy Director for Housing Mission and Goals, who oversees the housing mission and goals of Fannie Mae and Freddie Mac, as well as the housing finance and community and economic development mission of the FHLBs. HERA also established the Federal Housing Finance Oversight Board, comprised of the Secretaries of the Treasury and HUD, the Chairman of the Securities and Exchange Commission ("SEC"), and the Director. The Oversight Board functions as an advisory body to the Director. The Finance Agency's operating expenses are funded by assessments on the FHLBs, Fannie Mae and Freddie Mac. As such, no tax dollars or other appropriations support the operations of the Finance Agency or the FHLBs. In addition to our submissions to the Finance Agency of monthly financial information on our financial condition and results of operations, the Finance Agency conducts annual on-site examinations in order to assess our safety and soundness and also performs periodic on- and off-site reviews. For additional information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Accounting and Regulatory Developments - Legislative and Regulatory Developments."

The Bank Act gives the Secretary of the Treasury the discretion to purchase Consolidated Obligations up to an aggregate principal amount of $4 billion. No borrowings under this authority have been outstanding since 1977.

The U.S. Treasury receives a copy of the Finance Agency's annual report to the Congress, monthly reports reflecting the FHLB System's securities transactions, and other reports reflecting the FHLB System's operations. Our annual financial statements are audited by an independent registered public accounting firm in accordance with standards issued by the Public Company Accounting Oversight Board as well as the government auditing standards issued by the U.S. Comptroller General. The Comptroller General has authority under the Bank Act to audit or examine the Finance Agency and the FHLB System and to decide the extent to which they fairly and effectively fulfill the purposes of the Bank Act.

GLB Act Amendments to the Bank Act

Prior to the enactment of the GLB Act in 1999, the Bank Act provided for a "subscription" capital structure for the FHLBs. Under that structure, a single class of capital stock was issued to members by their respective FHLB pursuant to a statutory formula that required each member to purchase stock in an aggregate amount equal to the greatest of the following (i) $500; (ii) 1% of the member's total mortgage assets; or (iii) 5% of the Advances outstanding to the member. The stock was redeemable by a member that sought to withdraw from its FHLB membership upon six months' prior written notice to that FHLB. Upon redemption, a member would receive the par value of its stock.

The GLB Act amended the Bank Act to provide a more flexible and permanent capital structure for the FHLBs by requiring that each FHLB develop and implement a capital plan ("Capital Plan") that, among other things, would replace the previous single-class FHLB capital stock with a new capital structure comprised of Class A Stock, Class B Stock, or both. Class A Stock is redeemable by a member upon six months' prior written notice to its FHLB. Class B Stock is redeemable by a member upon five years' prior written notice to its FHLB. Class B Stock also has a higher weighting than Class A Stock for purposes of calculating the minimum leverage requirement applicable to each FHLB.

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

•
Permanent capital is defined as the amount we receive for our Class B Stock (including MRCS) plus our Retained Earnings. We are required to maintain permanent capital at all times in amount equal to our risk-based capital requirement, which includes the following components:

◦
Credit risk capital requirement, which represents the sum of our credit risk charges for all assets, off-balance sheet items and derivative contracts, calculated using the methodologies and risk weights assigned to each classification in the regulations;

◦
Market risk capital requirement, which represents the sum of the market value of our portfolio at risk from movements in interest rates, foreign exchange rates, commodity prices, and equity prices that could occur during periods of market stress, and the amount by which the market value of total capital is less than 85% of the book value of total capital; and

◦	Operations risk capital requirement, which represents 30% of the sum of our credit risk and market risk capital requirements.

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

HERA Amendments to the Bank Act

HERA eliminated the Finance Agency's authority to appoint directors to our board, and the appointed directors are now independent directors and are elected by the entire membership to four-year terms, subject to transitional stagger terms, which may be shorter. The member directors are also elected by each state to four-year terms (subject to staggering). HERA also eliminated the Finance Agency's authority to cap director fees but placed additional controls over executive compensation.

Government Corporations Control Act

We are subject to the Government Corporations Control Act, which provides that, before we can issue and offer Consolidated Obligations to the public, the Secretary of the Treasury must prescribe the form, denomination, maturity, interest rate, and conditions of the obligations; the way and time issued; and the selling price.

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

Federal and State Banking Laws

We are not generally subject to the state and federal banking laws affecting U.S. retail depository financial institutions. However, as we do provide our members with certain correspondent services, such as wire transfer services, our activities are subject to the Bank Secrecy Act, as amended by the USA Patriot Act. We are, therefore, required to report suspicious activity involving the movement of large amounts of cash or the attempted wire transfer of funds to persons or countries that are on the U.S. government's restricted list. Further, we may become subject to additional requirements if the U.S. Treasury issues regulations governing our activities in this area.

As a wholesale secured lender and a secondary market purchaser of mortgage loans, we are not, in general, directly subject to the various federal and state laws regarding consumer credit protection, such as anti-predatory lending laws. However, as non-compliance with these laws could affect the value of these loans as collateral or acquired assets, we require our members to warrant that all of the loans pledged or sold to us are in compliance with all applicable laws. On May 20, 2009, the Helping Families Save Their Homes Act of 2009 was signed into federal law. Among other things, this legislation requires that, when a mortgage loan (defined to include any consumer credit transaction secured by the principal dwelling of the consumer) is sold or transferred, the new creditor shall, within 30 days of the sale or transfer, notify the borrower of the following: the identity, address and telephone number of the new creditor; the date of transfer; how to reach an agent or party with the authority to act on behalf of the new creditor; the location of the place where the transfer is recorded; and any other relevant information regarding the new creditor. In accordance with this statute, we began providing the appropriate notice to borrowers whose mortgage loans we purchase under our MPP and established procedures to ensure compliance with this new notice requirement.

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

Membership Trends and Geographic Distribution

Our membership territory is comprised of the states of Indiana and Michigan. At December 31, 2010, we had 410 members, compared to 417 members at December 31, 2009. While we experienced a loss of thirteen members in 2010, it was partially offset by six new members, comprised of two credit unions and four insurance companies. Historically, few of our members have chosen to withdraw from membership other than in connection with mergers and consolidations. However, during 2010, we lost three members as a result of regulatory resolution actions due to their distressed financial condition.

The following table presents the composition of our members by type of financial institution:

	December 31, 2010	December 31, 2009
Commercial banks	221	230
Thrifts	47	48
Credit unions	100	101
Insurance companies	42	38
Total member institutions	410	417

Competition

We operate in a highly competitive environment. Demand by members for Advances is affected by, among other factors, the cost and availability of other sources of funds, including deposits. We compete with other suppliers of wholesale funding, both secured and unsecured. Such other suppliers may include the U.S. government, deposit insurers, the Federal Reserve Banks, investment banking concerns, commercial banks, and in certain circumstances, other FHLBs. An example of these circumstances occurs when a financial holding company has subsidiary banks that are members of different FHLBs, and can, therefore, choose to take Advances from the FHLB with the best terms. Larger institutions may have access to all of these alternatives as well as independent access to the national and global credit markets. The availability of alternative funding sources can be affected by a variety of factors, including market conditions, members' creditworthiness and regulatory restrictions, liquidity access from other government sources (such as the FDIC, a Federal Reserve Bank or the U.S. Treasury) and availability of collateral and its valuation. During 2010, our members' demand for Advances was influenced by several factors, including high deposit levels and low lending activity.

Likewise, MPP is subject to significant competition. The most direct competition for mortgage purchases comes from other buyers of government-guaranteed or conventional, conforming fixed-rate mortgage loans such as Ginnie Mae, Fannie Mae and Freddie Mac.

We also compete with Fannie Mae, Freddie Mac and other GSEs as well as corporate, sovereign, and supranational entities for funds raised through the issuance of CO Bonds, Discount Notes, and other debt instruments. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs to us or lesser amounts of debt issued on our behalf at the same cost than otherwise would be the case. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Summary - Financial Trends in the Capital Markets" for additional information.

Employees

As of December 31, 2010, we had 170 full-time employees and five part-time employees, compared to 159 full-time employees and five part-time employees at December 31, 2009. A collective bargaining unit does not represent the employees.

Available Information

Our Annual and Quarterly Reports on Forms 10-K and 10-Q, together with our Current Reports on Form 8-K, are filed with the SEC through the EDGAR filing system. You may link to EDGAR through our public website at www.fhlbi.com by selecting "Investor Relations/Financial Publications."

We have a Code of Conduct that is applicable to all directors, officers, and employees and the members of our Affordable Housing Advisory Council. The Code of Conduct is available on our website at www.fhlbi.com by clicking on "About" and then selecting "Code of Conduct" from the drop-down menu.

We are providing our website address and the SEC's website address solely for the reader's information. Information appearing on our website is not incorporated into this Form 10-K. Except where expressly stated, information appearing on the SEC's website is not incorporated into this Form 10-K.

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

Economic Conditions, Particularly in our District, Could Have an Adverse Effect on Our Business, Financial Condition, and Results of Operations.

Our business, financial condition, and results of operations are sensitive to general domestic and international business and economic conditions, such as changes in short-term and long-term interest rates and the money supply, inflation, fluctuations in both debt and equity capital markets, and the strength of the U.S. economy and the local economies in which we conduct business. Our district is comprised of the states of Indiana and Michigan. Economic data for our district have generally been unfavorable compared to national data, with unemployment and foreclosure rates higher than national rates. The slow recovery from the financial crisis, unfavorable economic conditions and effects on the competitiveness of our business model from current or future federal government actions to improve economic conditions, could result in additional unfavorable consequences for our business, including further reductions in our statutory mission activities and lower profitability.

Inability to Access Capital Markets Could Adversely Affect Our Liquidity, Our Operations, Our Financial Condition and Results of Operations and the Value of Membership in Our Bank.

Unfavorable conditions in the U.S. economy could significantly increase our liquidity risk. Our primary source of funds is the sale of Consolidated Obligations in the capital markets. Our ability to obtain funds through the sale of Consolidated Obligations depends in part on prevailing conditions in the capital markets, such as investor demand and liquidity in the financial markets. Severe financial and economic disruptions, and the U.S. government's measures to mitigate their effects, can change the traditional bases on which market participants value GSE debt securities and consequently could affect our funding costs and practices, which could make it more difficult and more expensive to issue longer-term debt. This would necessitate focusing our efforts on short-term debt funding with maturities of six months or less. Any significant disruption of the short-term debt market could have a serious impact on our Bank and the FHLB System.

If we are unable to access funding when needed on acceptable terms, our ability to support and continue our operations could be adversely affected, which could negatively affect our financial condition and results of operations and the value of membership in our Bank.

Adverse Changes in Interest Rates Could Have a Material Adverse Effect on Earnings, Including Potential Loss.

An adverse change in interest rates or a change in the level or shape of the yield curve could result in reduced earnings. We purchase mortgage loans, MBS, and ABS at both premiums and discounts. Any growth in these portfolios could increase our interest rate risk. A decrease in the size of these portfolios could have an adverse effect on our earnings. A number of measures are used to monitor and manage interest rate risk. We make certain key assumptions, including prepayment speeds on mortgage-related assets, cash flows, loan volumes, and pricing. These assumptions are inherently uncertain and, as a result, it is impossible to accurately predict the impact of higher or lower interest rates on our earnings.

In addition, conditions in the housing and mortgage markets resulted in an environment that made it difficult to refinance mortgages or sell homes. These conditions occurred concurrently with a large drop in market interest rates which allowed us to exercise calls of our debt and reissue it at a lower cost. As a result, mortgage spreads are currently much wider than historic norms. As the existing portfolio is paid down, the overall portfolio spread will decline.

Our Exposure to Credit Risk Could Adversely Affect Our Financial Condition and Results of Operations.

We are exposed to credit risk from member products, investment securities and unsecured counterparties. The deterioration of real estate property values could further affect the mortgages pledged as collateral for Advances, loans purchased through our MPP, and MBS.

During 2010, the financial services industry continued to experience an increase in both financial institution failures and acquisitions to resolve distressed institutions. If a member fails and the FDIC or the member (or another applicable entity) does not either (i) promptly repay all of the failed institution's obligations to our Bank or (ii) assume the outstanding Advances, we may be required to liquidate the collateral pledged by the failed institution. The proceeds realized from the liquidation may not be sufficient to fully satisfy the amount of the failed institution's obligations plus the operational cost of liquidation, particularly when the volatility of market prices and interest rates adversely affect the value of the collateral. Price volatility could also adversely impact our determination of collateral weightings, which could ultimately cause a collateral deficiency in a liquidation action. In some cases, we may not be able to liquidate the collateral in a timely manner.

As noted above, mortgage collateral pledged by our members may have decreased in value. In order to remain fully collateralized, we may require members to pledge additional collateral, when deemed necessary. This requirement may adversely affect members that lack additional assets to pledge as collateral. If members are unable to collateralize their obligations with us, our Advances could decrease further, negatively affecting our results of operations.

Since the inception of the MPP, we have acquired only traditional fixed-rate loans with fixed terms of up to 30 years. Delinquencies in prime fixed-rate mortgages have increased, and residential property values in many states have declined. If delinquency rates and loss severity on mortgage loans continue to increase, we could experience reduced yields or losses on our MPP portfolio, exceeding the protection provided by the LRA and SMI credit enhancement.

The MBS market continues to face uncertainty over the effect of further home price deterioration and of existing, new or proposed governmental actions (including mortgage loan modification programs) and the reduction or elimination of Federal Reserve holdings of MBS.

During 2009 and 2010, the NRSROs downgraded a significant number of private-label MBS, including several in our portfolio. These and other factors have led to the deterioration of the fair value of our private-label MBS, as well as other-than-temporary impairment charges for many of our private-label MBS.

Further declines in the housing price forecast assumptions, as well as other assumptions, such as increased loan default rates and loss severities and decreased prepayment speeds, may result in additional material other-than-temporary impairment charges or unrealized losses on private-label MBS in future periods, which could materially adversely affect our financial condition and operating results.

Our primary exposures to institutional counterparty risk are with:

•	money market counterparties;

•	derivative counterparties;

•	third-party providers of credit enhancements on the MBS investments that we hold in our investment portfolios, including mortgage insurers, bond insurers and financial guarantors;

•	third-party providers of PMI and SMI for mortgage loans purchased under our MPP;

•	servicers for mortgage loans we hold as collateral on Advances; and

•	servicers for mortgage loans purchased under our MPP.

We assume unsecured credit risk when entering into money market transactions and financial derivatives transactions with domestic and foreign counterparties. The insolvency or other inability of a significant counterparty to perform its obligations under such transactions or other agreements could have an adverse effect on our financial condition and results of operations.

Our ability to engage in routine derivatives, funding and other transactions could be adversely affected by the soundness of financial institutions that transact business with our counterparties. Financial service institutions are interrelated as a result of trading, clearing, counterparty and/or other relationships. As a result, financial difficulties experienced by one or more financial services institutions could lead to market-wide disruptions that may impair our ability to find counterparties for routine business transactions. For information on legislation regarding derivatives clearinghouses and related matters, please refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Accounting and Regulatory Developments - Legislative and Regulatory Developments".

Changes in the Legal and Regulatory Environment May Adversely Affect Our Business, Demand for Advances, the Cost of Debt Issuance, and the Value of FHLB Membership.

We could be materially adversely affected by the adoption of new laws, policies, regulations or accounting pronouncements or changes in existing laws, policies or regulations; new or revised interpretations or applications of laws, policies, or regulations by the Finance Agency, the SEC, the Commodity Futures Trading Commission, the Consumer Financial Protection Bureau, the Financial Stability Oversight Council, FASB or other federal or state regulatory bodies; judicial decisions that modify the present regulatory environment; and the failure of certain regulatory rules or policies to change in the manner we anticipated at the time we established our own rules and policies.

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

In September 2008, the Finance Agency placed Fannie Mae and Freddie Mac into conservatorship, and the U.S. Treasury put in place a set of financing agreements to help those GSEs continue to meet their debt service obligations. The future role of the housing GSEs has been a national topic of discussion since Fannie Mae and Freddie Mac were placed into conservatorship. While these discussions have focused on Fannie Mae and Freddie Mac, the FHLB System's role in the U.S. housing market and the FHLB System's status as a GSE are also part of the discussions. On February 11, 2011, the U.S. Departments of the Treasury and Housing and Urban Development issued a joint report mandated by the Dodd-Frank Act, outlining a plan to wind down Fannie Mae and Freddie Mac as well as significantly reduce the U.S. government’s role in housing finance. This plan proposes key reforms to address several areas in the current U.S. mortgage market with the aim to improve consumer protection, transparency to investors, underwriting standards and other critical measures. These proposed reforms include:

•	winding down Fannie Mae and Freddie Mac while helping bring private capital to the mortgage market;

•	fixing the fundamental flaws in the mortgage market;

•	reevaluating the U.S. government’s support for affordable housing; and

•	structuring the U.S. government’s future role in the housing market.

Although the FHLBs are not the primary focus, the report identifies possible reforms for the FHLB System, which would:

•	focus the FHLBs on small- and medium-sized financial institutions;

•	restrict membership by allowing each institution eligible for membership to be an active member in only a single FHLB;

•	limit the level of outstanding advances to individual members, affecting the large financial institutions; and

•	reduce the FHLBs’ investment portfolios and their composition, focusing the FHLBs on providing liquidity for insured depository institutions.

The report also supports exploring additional means to provide funding to housing lenders, including potentially the development of a covered bond market. A developed covered bond market could compete with FHLB Advances. If housing GSE reform legislation is enacted incorporating these requirements, the FHLBs could be significantly limited in their ability to make Advances to their members and subject to additional limitations on their investment authority.

Given the current uncertainty surrounding the timing and pace of the above reforms, the FHLBs’ funding costs and access to funds may be adversely affected by changes in investors’ perceptions of the risks associated with the housing GSEs. Additionally, investor concerns about U.S. agency debt and the U.S. agency debt market may also adversely affect the FHLBs’ competitive position and result in higher funding costs, which could negatively affect the FHLBs’ earnings. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Accounting and Regulatory Developments - Legislative and Regulatory Developments" for more information regarding this report or other recent and pending legislative and regulatory developments.

On July 21, 2010, the U.S. government enacted the Dodd-Frank Act. The Dodd-Frank Act made significant changes to the overall regulatory framework of the U.S. financial system. Several provisions in the Dodd-Frank Act could affect us and our members, depending on how the various regulators decide to implement this federal law through the issuance of regulations and their enforcement activities. For example, if the Financial Stability Oversight Council established by the Dodd-Frank Act decided that we are a non-bank financial company, then we would be subject to the supervision of the Federal Reserve Board. Other provisions may not directly affect us but could affect our members. For example, this law establishes a solvency framework to address the failure of a financial institution, which could include one or more of our members. Because the Dodd-Frank Act requires several regulatory bodies to carry out its provisions, the full effect of this law remains uncertain until after the required regulations and reports to Congress are issued and implemented. For additional information concerning this legislation, please refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Accounting and Regulatory Developments - Legislative and Regulatory Developments."

A Significant or Prolonged Delay in the Initiation or Completion of Foreclosure Proceedings on Mortgage Loans May Have a Materially Adverse Effect on Our Business, Financial Condition and Results of Operations.

There have recently been widely publicized allegations that employees of certain financial institutions have approved thousands of foreclosures attesting to the accuracy of the documents without having personal knowledge of the contents of such documents. As a result, there have been regulatory initiatives proposed by federal and state agencies to delay the initiation or completion of foreclosure proceedings on specified types of mortgage loans. In addition, certain mortgage lenders voluntarily suspended foreclosures while they reviewed their foreclosure documentation and procedures. A significant or prolonged delay of mortgage foreclosure proceedings may have a materially adverse effect on the market value of the underlying collateral in our mortgage investments, which would adversely affect our business, financial condition and results of operations.

A Failure to Meet Minimum Regulatory Capital Requirements Could Affect Our Ability to Pay Dividends, Redeem or Repurchase Capital Stock, and Attract New Members.

We are required to maintain sufficient capital to meet specific minimum requirements, as defined by the Finance Agency. Historically, our capital has exceeded all capital requirements, and we have maintained adequate capital and leverage ratios. However, if we violate any of these requirements or if our board or the Finance Agency determine that we have incurred, or are likely to incur, losses resulting, or losses that are expected to result, in a charge against capital, we would not be able to redeem or repurchase any capital stock while such charges are continuing or expected to continue. Violations could also result in restrictions pertaining to dividend payments, lending, investment, MPP activities, or other business activities. Additionally, the Finance Agency could require that we call upon our members to purchase additional capital stock to meet our minimum regulatory capital requirements. Members may be unable or unwilling to satisfy such calls for additional capital, thereby affecting their desire to continue doing business with our Bank.

Continued declines in market conditions could result in performance that causes our capital ratio to fall below a required level. The formula for calculating risk-based capital includes factors that are dependent on interest rates and other market metrics outside our control and could cause the minimum requirement to increase to a point exceeding our capital level. Further, if our Retained Earnings were to become negative, the Finance Agency could initiate restrictions consistent with those associated with failure of a minimum capital requirement.

The stability of our capital is also important in maintaining the value of membership in our Bank. Failure to meet minimum capital requirements, the inability to pay dividends or repurchase stock at par, or a request for capital contributions to restore capital could make it more difficult for us to attract new members or retain existing members.

Our Credit Rating or the Credit Rating of One or More of the Other FHLBs Could be Lowered, Which Could Adversely Impact Our Cost of Funds or Ability to Enter Into Derivative Instrument Transactions on Acceptable Terms.

We currently have counterparty ratings of AAA/A-1+ and Aaa/P-1, with a stable outlook from S&P and Moody's, respectively. Adverse circumstances could cause either rating to be lowered at some point in the future, which would adversely affect our costs of doing business, including the cost of issuing debt.

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

Our cost of issuing debt could be adversely affected if the credit ratings of one or more other FHLBs are lowered. The following table shows the S&P and Moody's long-term credit ratings for each of the FHLBs as of March 11, 2011:

S&P/Moody's
Federal Home Loan Banks Rating and Outlook

	S&P		Moody's
Federal Home Loan Banks	Rating	Outlook	Rating	Outlook
Atlanta	AAA	Stable	Aaa	Stable
Boston	AAA	Stable	Aaa	Stable
Chicago	AA+	Stable	Aaa	Stable
Cincinnati	AAA	Stable	Aaa	Stable
Dallas	AAA	Stable	Aaa	Stable
Des Moines	AAA	Stable	Aaa	Stable
Indianapolis	AAA	Stable	Aaa	Stable
New York	AAA	Stable	Aaa	Stable
Pittsburgh	AAA	Stable	Aaa	Stable
San Francisco	AAA	Stable	Aaa	Stable
Seattle	AA+	Negative	Aaa	Stable
Topeka	AAA	Stable	Aaa	Stable

Competition Could Negatively Impact Our Access to Funding, Our Earnings, Advances and Investments, and the Supply of Mortgage Loans for MPP.

We operate in a highly competitive environment. Demand for Advances is affected by, among other factors, the cost and availability of other sources of liquidity for our members, including deposits. We compete with other suppliers of wholesale funding, both secured and unsecured. Such other suppliers may include the U.S. government, deposit insurers, the Federal Reserve Banks, investment banking concerns, commercial banks and, in certain circumstances, other FHLBs. Large institutions may also have independent access to the national and global credit markets. The availability of alternative funding sources to members can significantly influence the demand for Advances and can vary as a result of a variety of factors, including market conditions, members' creditworthiness, and availability of collateral. Lower demand for Advances could negatively impact our earnings by reducing interest income.

Likewise, the MPP is subject to significant competition. The most direct competition for purchases of mortgages comes from other buyers of conventional, conforming, fixed-rate mortgage loans, such as Fannie Mae and Freddie Mac. Increased competition can result in smaller market share of the mortgages available for purchase and, therefore, lower income from these investments.

We also compete with Fannie Mae, Freddie Mac, and other GSEs, as well as corporate, sovereign, and supranational entities for funds raised through the issuance of CO Bonds, Discount Notes, and other debt instruments. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs to us or lesser amounts of debt issued at the same cost than otherwise would be the case. Although our supply of funds through issuance of Consolidated Obligations has kept pace with our funding needs, there can be no assurance that this will continue at the level required for our operational needs.

Loss of One or More Large Customers Could Adversely Impact Our Profitability, Our Ability to Achieve Business Objectives, and Our Risk Concentration.

The loss of a large customer could result from a variety of factors, including acquisition, consolidation of charters within a bank holding company, or resolution of a financially distressed member. As of December 31, 2010, our top two Advances customers accounted for 31% of total Advances, at par. The loss of any large customer could adversely impact our profitability and our ability to achieve business objectives.

At December 31, 2010, our top two MPP customers accounted for 53% of outstanding MPP assets, at par. These customers are no longer our members because they no longer have charters within our district. Although the mortgage loans purchased through our MPP remain outstanding until prepayment or maturity, we are no longer able to purchase mortgage loans from these customers. We currently purchase mortgage loans from smaller PFIs that predominantly originate mortgage loans in Indiana and Michigan. Over time, we expect our concentration of MPP loans from Indiana and Michigan to increase.

Providing Financial Support to Other FHLBs Could Negatively Impact Our Members.

We are jointly and severally liable with the other FHLBs for the Consolidated Obligations issued on behalf of the FHLBs through the Office of Finance. We may not pay any dividends to members or redeem or repurchase any shares of our capital stock if the principal and interest due on all Consolidated Obligations have not been paid in full when due. If another FHLB were to default on its obligation to pay principal or interest on any Consolidated Obligations, the Finance Agency may allocate the outstanding liability among one or more of the remaining FHLBs on a pro-rata basis or on any other basis the Finance Agency may determine. As a result, our ability to pay dividends to our members or to redeem or repurchase shares of our capital stock could be affected not only by our own financial condition, but also by the financial condition of one or more of the other FHLBs. Although no FHLB has ever defaulted on its debt obligations since the FHLB System was established in 1932, the economic crisis has adversely impacted the capital adequacy and financial results of some FHLBs. In addition to servicing debt under our joint and several liability, we may voluntarily or involuntarily provide financial assistance to another FHLB in order to resolve a condition of financial distress.

Operations Risk Could Cause Unexpected Losses.

Operations risk is the risk of unexpected losses attributable to human error, systems failures, fraud, unenforceability of contracts, or inadequate internal controls and procedures.

We make significant use of sophisticated financial models when preparing financial statements and evaluating various financial risks. These models, which rely on various inputs and require management to make critical judgments about the appropriate assumptions that are used in the calculations, may overstate or understate the value of certain financial instruments, future performance expectations, and our level of risk exposure. Our models could produce unreliable results for a number of reasons, including, but not limited to, invalid or incorrect assumptions underlying the models, the need for manual adjustments in response to rapid changes in economic conditions, incorrect coding of the models, incorrect data being used by the models or inappropriate application of a model to products or events outside the model's intended use. In particular, models are less dependable when the economic environment is outside of historical experience, as has been the case in recent years. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies and Estimates" for more information.

Damage Caused by Natural Disasters or Acts of Terrorism Could Adversely Affect Our Financial Condition and Results of Operations.

Damage caused by natural disasters or acts of terrorism could adversely affect us or our members, leading to impairment of assets and/or potential loss exposure. Real property that could be damaged in these events may serve as collateral for Advances, or security for the mortgage loans we purchase from our members or the non-agency MBS securities we hold as investments. If this real property is not sufficiently insured to cover the damages that may occur, the member may have insufficient other collateral to fully secure its Advances, or the mortgage loan sold to us may be severely impaired in value.

ITEM 2. PROPERTIES

We own an office building containing approximately 117,000 square feet of office and storage space at 8250 Woodfield Crossing Boulevard, Indianapolis, IN, of which we use approximately 65,000 square feet. We lease or hold for lease to various tenants the remaining 52,000 square feet . We also maintain a leased off-site backup facility of approximately 6,800 square feet, which is on a separate electrical distribution grid. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Operations Risk Management" for additional information.

In the opinion of management, our physical properties are suitable and adequate. All of our properties are insured to nearly replacement cost. In the event we were to need more space, our lease terms with tenants generally provide the ability to move tenants to comparable space at other locations at our cost for moving and outfitting any replacement space to meet our tenants' needs.

Item 3.  LEGAL PROCEEDINGS

On October 15, 2010, the Bank filed a complaint in the Superior Court of Marion County, Indiana, relating to 32 private-label MBS purchased by the Bank in the aggregate original principal amount of approximately $2.96 billion. The Bank's complaint is an action for rescission and damages and asserts claims for negligent misrepresentation and violations of state and federal securities laws occurring in connection with the sale of these private-label MBS.

The table below provides additional information concerning the private-label residential MBS at issue, the original principal amount of each security, the defendants named in the complaint, and their alleged respective capacities with respect to each security.

Number	Original Face Amount	Defendants	Capacities
1	$70,000,000	Banc of America Mortgage Securities, Inc.	Depositor
		Bank of America Securities LLC	Underwriter / Seller
		Bank of America Corporation	Controlling Person
2	96,221,210	Bank of America Securities LLC	Seller
		Bank of America Corporation	Controlling Person
		Structured Asset Mortgage Investments II Inc.	Depositor
		The Bear Stearns Companies, Inc. n/k/a The Bear Stearns Companies, LLC	Controlling Person
		Bear, Stearns & Co. Inc.	Underwriter
3	100,306,000	Countrywide Financial Corporation	Controlling Person
		CWMBS, Inc.	Depositor
		Credit Suisse (USA), Inc.	Controlling Person
		Credit Suisse First Boston LLC	Underwriter / Seller
		Credit Suisse Holdings (USA), Inc.	Controlling Person
4	100,000,000	Countrywide Financial Corporation	Controlling Person
		CWMBS, Inc.	Depositor
		Goldman, Sachs & Co.	Underwriter / Seller
		The Goldman Sachs Group Inc.	Controlling Person
5	42,330,700	Chase Mortgage Finance Corporation	Depositor
		J.P. Morgan Securities Inc.	Underwriter / Seller
		JPMorgan Chase & Co.	Controlling Person
		JPMorgan Securities Holdings LLC	Controlling Person
6	54,755,000	Bear, Stearns & Co. Inc.	Underwriter / Seller
		Countrywide Financial Corporation	Controlling Person
		CWMBS, Inc.	Depositor
		The Bear Stearns Companies, Inc. n/k/a The Bear Stearns Companies, LLC	Controlling Person
7	64,454,000	Credit Suisse (USA), Inc.	Controlling Person
		Credit Suisse First Boston LLC	Underwriter / Seller
		Credit Suisse First Boston Mortgage Securities Corp.	Depositor
		Credit Suisse Holdings (USA), Inc.	Controlling Person
8	90,961,270	Citigroup Global Markets Inc.	Underwriter
		First Horizon Asset Securities, Inc.	Depositor
		First Tennessee Bank National Association	Controlling Person
		UBS Securities LLC	Seller

Number	Original Face Amount	Defendants	Capacities
9	86,000,000	The Goldman Sachs Group Inc.	Controlling Person
		GS Mortgage Securities Corp.	Depositor
		Goldman, Sachs & Co.	Underwriter / Seller
		Goldman Sachs Mortgage Company	Controlling Person
10	56,658,000	The Goldman Sachs Group Inc.	Controlling Person
		GS Mortgage Securities Corp.	Depositor
		Goldman, Sachs & Co.	Underwriter / Seller
		Goldman Sachs Mortgage Company	Controlling Person
11	100,000,000	The Goldman Sachs Group Inc.	Controlling Person
		GS Mortgage Securities Corp.	Depositor
		Goldman, Sachs & Co.	Underwriter / Seller
		Goldman Sachs Mortgage Company	Controlling Person
12	105,000,000	The Goldman Sachs Group Inc.	Controlling Person
		GS Mortgage Securities Corp.	Depositor
		Goldman, Sachs & Co.	Underwriter / Seller
		Goldman Sachs Mortgage Company	Controlling Person
13	53,899,000	The Goldman Sachs Group Inc.	Controlling Person
		GS Mortgage Securities Corp.	Depositor
		Goldman, Sachs & Co.	Underwriter / Seller
		Goldman Sachs Mortgage Company	Controlling Person
14	143,000,000	The Goldman Sachs Group Inc.	Controlling Person
		GS Mortgage Securities Corp.	Depositor
		Goldman, Sachs & Co.	Underwriter / Seller
		Goldman Sachs Mortgage Company	Controlling Person
15	105,000,000	The Goldman Sachs Group Inc.	Controlling Person
		GS Mortgage Securities Corp.	Depositor
		Goldman, Sachs & Co.	Underwriter / Seller
		Goldman Sachs Mortgage Company	Controlling Person
16	103,000,000	The Goldman Sachs Group Inc.	Controlling Person
		GS Mortgage Securities Corp.	Depositor
		Goldman, Sachs & Co.	Underwriter / Seller
		Goldman Sachs Mortgage Company	Controlling Person
17	82,019,000	IndyMac MBS, Inc.	Depositor
		UBS Securities LLC	Underwriter / Seller
18	54,125,700	J.P. Morgan Acceptance Corporation I	Depositor
		J.P. Morgan Securities Inc.	Underwriter / Seller
		JPMorgan Chase & Co.	Controlling Person
		JPMorgan Securities Holdings LLC	Controlling Person
19	90,360,000	GMAC, Inc. n/k/a Ally Financial, Inc.	Controlling Person
		GMAC Mortgage Group, Inc.	Controlling Person
		Greenwich Capital Markets, Inc.	Underwriter / Seller
		Residential Funding Mortgage Securities I, Inc.	Depositor
20	99,160,206	Credit Suisse (USA), Inc.	Controlling Person
		Credit Suisse First Boston LLC	Seller
		Credit Suisse Holdings (USA), Inc.	Controlling Person
		GMAC, Inc. n/k/a Ally Financial, Inc.	Controlling Person
		GMAC Mortgage Group, Inc.	Controlling Person
		Residential Funding Mortgage Securities I, Inc.	Depositor
		Residential Funding Securities, LLC	Underwriter

Number	Original Face Amount	Defendants	Capacities
21	94,464,000	GMAC, Inc. n/k/a Ally Financial, Inc.	Controlling Person
		GMAC Mortgage Group, Inc.	Controlling Person
		Greenwich Capital Markets, Inc.	Underwriter / Seller
		Residential Funding Mortgage Securities I, Inc.	Depositor
22	95,418,000	First Savings Mortgage Corporation	Depositor
		Goldman, Sachs & Co.	Underwriter / Seller
		The Goldman Sachs Group Inc.	Controlling Person
23	143,860,000	WaMu Asset Acceptance Corp.	Depositor
		WaMu Capital Corp.	Underwritter
24	93,831,000	J.P. Morgan Securities Inc.	Underwriter / Seller
		JPMorgan Chase & Co.	Controlling Person
		JPMorgan Securities Holdings LLC	Controlling Person
		WaMu Asset Acceptance Corp.	Depositor
		WaMu Capital Corp.	Underwritter
25	106,000,000	Goldman, Sachs & Co.	Underwriter / Seller
		The Goldman Sachs Group Inc.	Controlling Person
		WaMu Asset Acceptance Corp.	Depositor
		WaMu Capital Corp.	Underwritter
26	59,874,246	Credit Suisse (USA), Inc.	Controlling Person
		Credit Suisse Holdings (USA), Inc.	Controlling Person
		Credit Suisse First Boston LLC	Seller
		WaMu Asset Acceptance Corp.	Depositor
		WaMu Capital Corp.	Underwritter
27	112,889,185	Banc of America Securities LLC	Seller
		Bank of America Corporation	Controlling Person
		WaMu Asset Acceptance Corp.	Depositor
		WaMu Capital Corp.	Underwritter
28	100,000,000	UBS Securities LLC	Underwriter / Seller
		Wells Fargo & Company	Controlling Person
		Wells Fargo Asset Securities Corporation	Depositor
		Wells Fargo Bank, National Association	Controlling Person
29	127,000,000	Wells Fargo & Company	Controlling Person
		Wells Fargo Asset Securities Corporation	Depositor
		Wells Fargo Bank, National Association	Controlling Person
30	165,000,000	Wells Fargo & Company	Controlling Person
		Wells Fargo Asset Securities Corporation	Depositor
		Wells Fargo Bank, National Association	Controlling Person
		Credit Suisse First Boston LLC	Underwriter / Seller
		Credit Suisse (USA), Inc.	Controlling Person
		Credit Suisse Holdings (USA), Inc.	Controlling Person
31	59,618,990	Wells Fargo & Company	Controlling Person
		Wells Fargo Asset Securities Corporation	Depositor
		Wells Fargo Bank, National Association	Controlling Person
		Greenwich Capital Markets, Inc.	Underwriter / Seller
32	100,000,000	Wells Fargo & Company	Controlling Person
		Wells Fargo Asset Securities Corporation	Depositor
		Wells Fargo Bank, National Association	Controlling Person
		Goldman, Sachs & Co.	Underwriter / Seller
		The Goldman Sachs Group Inc.	Controlling Person
Total	$2,955,205,507

We have no other material pending legal proceedings, and we are unaware of any potential claims that are material.

ITEM 4. REMOVED AND RESERVED

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

No Trading Market

Our Class B Stock is not publicly traded, and there is no established market for such stock. Members may be required to purchase additional shares of Class B Stock from time to time in order to meet minimum stock purchase requirements under our Capital Plan, which was implemented on January 2, 2003, in accordance with the provisions of the GLB Act amendments to the Bank Act and Finance Agency regulations. Our Class B Stock may be redeemed, at par value of $100 per share, up to five years after we receive a written redemption request by a member, subject to regulatory limits and to the satisfaction of any ongoing stock purchase requirements applicable to the member. We may repurchase shares held by members in excess of their required holdings at our discretion at any time.

None of our capital stock is registered under the Securities Act of 1933, as amended, and purchases and sales of stock by our members are not subject to registration under the Securities Act of 1933, as amended.

Number of Shareholders

As of February 28, 2011, we had 432 shareholders and $2.3 billion par value of regulatory capital stock issued and outstanding.

Dividends

Dividends may, but are not required to, be paid on our Class B Stock. Our board of directors may declare and pay dividends in either cash or capital stock or a combination thereof, subject to Finance Agency regulations. Our Capital Plan provides for two sub-series of Class B Stock: Class B-1 and Class B-2. Class B-2 is required stock that is subject to a redemption request. Class B-1 shareholders receive a higher dividend than Class B-2 shareholders. The Class B-2 dividend is presently calculated at 80% of the amount of the Class B-1 dividend, and can only be changed by an amendment to our Capital Plan with approval of the Finance Agency. The amount of the dividend to be paid is based on the average number of each sub-series held by the member during the dividend payment period. For more information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Capital Resources" and Note 16 - Capital in our Notes to Financial Statements.

We are exempt from federal, state, and local taxation, except for real estate taxes. Despite our tax-exempt status, any cash dividends issued by us to members are taxable dividends to the members and members do not benefit from the exclusion for corporate dividends received. The preceding information is for general information only. It is not tax advice. Members should consult their own tax advisors regarding particular federal, state, and local tax consequences for purchasing, holding, and disposing of our Class B Stock, including the consequences of any proposed change in applicable law.

We paid quarterly cash dividends as set forth in the following table ($ amounts in millions).

	B-1 Cash		B-2 Cash
By Quarter	Dividend Amount (2)	Annualized Rate (3)	Dividend Amount (2)	Annualized Rate (3)
2011:
Quarter 1 (1)	$11	2.50%	$—	2.00%

2010:
Quarter 4	$9	2.00%	$—	1.60%
Quarter 3	6	1.50%	—	1.20%
Quarter 2	8	2.00%	—	1.60%
Quarter 1	9	2.00%	—	1.60%

2009:
Quarter 4	$9	2.00%	$—	1.60%
Quarter 3	16	3.25%	—	2.60%
Quarter 2	10	2.25%	—	1.80%
Quarter 1	19	4.00%	—	3.20%

(1)	This dividend was paid on February 23, 2011.
(2)
Amounts exclude dividends paid on MRCS of $4.4 million for Quarter 1, 2011, $3.8 million, $2.8 million, $3.6 million, and $3.7 million for Quarter 4, Quarter 3, Quarter 2, and Quarter 1, 2010, respectively, and $2.9 million, $4.2 million, $2.8 million, and $5.0 million for Quarter 4, Quarter 3, Quarter 2, and Quarter 1, 2009, respectively. For financial reporting purposes, these dividends were classified as interest expense.

(3)	Reflects the annualized rate on all of the Bank's average capital stock outstanding regardless of its classification for financial reporting purposes as either Capital Stock or MRCS.

Item 6. SELECTED FINANCIAL DATA

The following table should be read in conjunction with the financial statements and related notes and the discussion set forth in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," included in this Annual Report on Form 10-K. The results of operations for the years presented are not necessarily indicative of the results to be expected for any subsequent period or entire year. The results of operations data for the three years ended December 31, 2010, 2009, and 2008, and the financial position data as of December 31, 2010, and 2009, are derived from the audited financial statements included in this Annual Report on Form 10-K. The results of operations data for the years ended December 31, 2007, and 2006, and the financial position data as of December 31, 2008, 2007, and 2006 are derived from the audited financial statements for such years, which are not included within this Annual Report on Form 10-K ($ amounts in millions).

	Financial Highlights
	As of and for the Years Ended December 31,
	2010	2009	2008	2007	2006
Statement of Condition:
Total Assets	$44,930	$46,599	$56,860	$56,055	$46,809
Advances	18,275	22,443	31,249	26,770	22,282
Investments (1)	19,785	14,994	15,758	19,636	14,262
Mortgage Loans Held for Portfolio	6,703	7,272	8,780	9,397	10,021
Allowance for Loan Losses	(1)	—	—	—	—
Discount Notes	8,925	6,250	23,466	22,171	10,471
CO Bonds	31,875	35,908	28,697	30,254	32,844
Total Consolidated Obligations	40,800	42,158	52,163	52,425	43,315
MRCS	658	756	539	163	151
Capital Stock, Class B Putable	1,610	1,726	1,879	2,003	1,793
Retained Earnings	427	349	283	202	167
Accumulated Other Comprehensive Income (Loss)	(90)	(329)	(71)	(6)	(5)
Total Capital	1,947	1,746	2,091	2,199	1,955

Statement of Income:
Net Interest Income	267	272	278	207	205
Provision for Credit Losses	1	—	—	—	—
Net Other-Than-Temporary Impariment Credit Losses	(70)	(60)	—	—	—
Other Income (Loss), excluding Net Other-Than-Temporary Impairment Credit Losses	11	2	15	2	(2)
Other Expenses	55	49	41	42	43
Total Assessments	41	45	68	45	43
Net Income	111	120	184	122	117

Selected Financial Ratios:
Return on average equity (2)	6.13%	5.94%	8.14%	5.87%	5.39%
Return on average assets	0.24%	0.23%	0.32%	0.24%	0.25%
Dividend payout ratio (3)	29.18%	44.72%	53.63%	70.87%	84.05%
Net interest margin (4)	0.58%	0.52%	0.48%	0.41%	0.43%
Total Capital ratio (at year end) (5)	4.33%	3.75%	3.68%	3.92%	4.17%
Total regulatory capital ratio (at year end) (6)	6.00%	6.07%	4.75%	4.23%	4.51%
Average Equity to Average Assets	3.90%	3.87%	3.88%	4.10%	4.59%
Weighted average dividend rate, Class B stock (7)	1.87%	2.83%	5.01%	4.62%	4.75%

(1)	Investments consist of HTM securities, AFS securities, Trading Securities, Interest-Bearing Deposits, Federal Funds Sold, and Securities Purchased Under Agreements to Resell.
(2)	Return on average equity is Net Income expressed as a percentage of average Total Capital.
(3)	The dividend payout ratio is calculated by dividing dividends paid in cash during the period by Net Income for the year.
(4)	Net interest margin is Net Interest Income expressed as a percentage of average earning assets.
(5)	Total Capital ratio is Capital Stock plus Retained Earnings and Accumulated Other Comprehensive Income (Loss), all as a percentage of Total Assets.
(6)	Total regulatory capital ratio is Capital Stock plus Retained Earnings and MRCS, all as a percentage of Total Assets.
(7)	Weighted average dividend rates are dividends paid in cash during the period divided by the average of Capital Stock eligible for dividends (i.e., excludes MRCS).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and related footnotes contained in this Form 10-K.

As used in this Form 10-K, unless the context otherwise requires, the terms "we," "us," "our," "FHLBI," and the "Bank" refer to the Federal Home Loan Bank of Indianapolis.

Unless otherwise stated, amounts disclosed in this Form 10-K represent values rounded to the nearest million; therefore, amounts less than one million may not be reflected in this Form 10-K and may not appear to agree to the Statement of Income due to rounding in previous quarters.  Amounts used to calculate dollar and percentage changes are based on numbers in the thousands.  Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

Special Note Regarding Forward-looking Statements

Statements in this Annual Report on Form 10-K, including statements describing our objectives, projections, estimates or predictions of the future, may be "forward-looking statements."  These statements may use forward-looking terminology, such as "anticipates," "believes," "could," "estimates," "may," "should," "expects," "will," or their negatives or other variations on these terms.  We caution that, by their nature, forward-looking statements involve risk or uncertainty and that actual results either could differ materially from those expressed or implied in forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized.  These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

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

•
political events, including legislative, regulatory, or other developments, and judicial rulings that affect us, our status as a secured creditor, our members, counterparties, one or more of the FHLBs and/or investors in the Consolidated Obligations of the FHLBs;

•
changes in our ability to raise funds in the capital markets, including changes in credit ratings and the level of government guarantees provided to other United States and international financial institutions; and competition from other entities borrowing funds in the capital markets;

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

Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, any additional disclosures that we may make through reports filed with the SEC in the future, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K should be consulted.

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

Our primary source of revenue is interest earned on Advances, long- and short-term investments and mortgage loans purchased from our members.

Our Net Interest Income is primarily determined by the interest-rate spread between the interest rate earned on our assets and the interest rate paid on our share of the Consolidated Obligations.  We use funding and hedging strategies to mitigate the related interest-rate risk.

The Economy and the Financial Services Industry

Our financial condition and results of operations are influenced by the general state of the global and national economies, the local economies in our district states of Indiana and Michigan and their impact on our member financial institutions; the conditions in the financial, credit and mortgage markets; and the prevailing level of interest rates. The U.S. economy entered a recession in December 2007, which ended in June 2009. Many of the effects of this recession and the world-wide financial crisis continued during 2010, including high levels of mortgage delinquencies and foreclosures, depressed housing prices, serious pressures on earnings and capital at many financial institutions, and high unemployment rates.

According to a press release issued by the Federal Open Market Committee ("FOMC") of the Federal Reserve Board (the "Federal Reserve") on March 15, 2011, there are signs that the economic recovery is on a firmer footing, and overall conditions in the labor market appear to be improving gradually.  Household spending and business investment in equipment and software continue to expand. However, investment in nonresidential structures is still weak, and the housing sector continues to be depressed.  The FOMC indicated that it will maintain the target range for the federal funds rate at 0.00-0.25%, as it continues to anticipate that economic conditions, including low rates of resource utilization, subdued inflation trends, and stable inflation expectations, are likely to warrant exceptionally low levels of the federal funds rate for an extended period.

To promote a stronger pace of economic recovery and to help ensure that inflation, over time, is at levels consistent with its mandate, the FOMC decided to continue to expand its holdings of securities by reinvesting principal payments from its securities holdings. In addition, the FOMC intends to purchase an additional $600 billion of longer-term Treasury securities by the end of the second quarter of 2011. The FOMC will regularly review the pace of its securities purchases and the overall size of the asset-purchase program in light of incoming information and will adjust the program as needed to best foster maximum employment and price stability.

Economic data for Indiana and Michigan continue to generally compare unfavorably to national data. The Bureau of Labor Statistics reported that Michigan's unemployment rate declined to 11.7% for December 2010, while Indiana's rate decreased to 9.5%, slightly exceeding the U.S. rate of 9.4%. Michigan reported the largest year-over-year unemployment rate decrease in the nation, while non-farm payrolls for Indiana were fairly stable year-over-year. Lender Processing Services reported that Indiana had a non-current mortgage rate of 14.6% and Michigan had a non-current mortgage rate of 13.8% for December 2010, placing both states above the national rate of 13.0%. We believe the overall economic outlook for our district is showing some signs of improvement, but will continue to trail the overall U.S. economy.

Financial Trends in the Capital Markets

The Office of Finance, our fiscal agent, issues debt in the global capital markets on behalf of the 12 FHLBs in the form of Consolidated Obligations, which include CO Bonds and Discount Notes.  Our funding operations depend on debt issued by the Office of Finance, and the issuance of our debt is affected by events in the capital markets.

The par amount of the Consolidated Obligations for which we are the primary obligor decreased by 3% to $40.7 billion at December 31, 2010, compared to $42.0 billion at December 31, 2009.  The outstanding balance of CO Bonds, at par, was 78% of total Consolidated Obligations, compared to 85% at December 31, 2009.  CO Bonds as a percentage of total Consolidated Obligations fell as Discount Notes were used to fund short-term investments, floating-rate securities in our HTM portfolio, and a portion of our swapped Advances.  Although our swapped funding levels declined during the first quarter of 2010, they improved during the remainder of 2010.

During 2010, financial markets continued their recovery from the recent financial crisis. There was significant focus on government actions to support financial markets as well as financial reform legislation.

On February 1, 2010, several lending programs administered by the Federal Reserve Bank of New York reached their scheduled expiration dates.  These programs included the Commercial Paper Funding Facility, the Primary Dealer Credit Facility, and the Term Securities Lending Facility. On February 10, 2010, Fannie Mae and Freddie Mac announced plans to purchase mortgage loans that are 120 days or more delinquent out of mortgage-backed securities. The initial purchases occurred through May 2010, with additional delinquency purchases as needed thereafter. The expiration of these programs and the delinquency purchases did not appear to have a significant effect on the agency debt markets. In addition, the Federal Reserve Bank of New York's purchases of our Consolidated Obligations, along with debt issued by Fannie Mae and Freddie Mac, ended during the first quarter of 2010.

On March 4, 2010, the SEC published in the Federal Register its final rule on money market fund reform, which included amendments to SEC Rule 2a-7. The rule became effective on May 5, 2010, with certain aspects of the rule phased in over the remainder of 2010. In its final rule, the SEC included our Discount Notes with remaining maturities of 60 days or less in its definition of weekly liquid assets, which should help maintain investor demand for shorter-term Discount Notes. However, this new rule, combined with shrinking yields in the money market sector, has driven investors to seek riskier investment categories that offer a higher rate of return. Taxable money market fund assets declined over $400 billion during 2010. As a subset of those assets, taxable money market fund investments allocated to the "U.S. Other Agency" category have also declined during 2010.

Summary of Operating Results

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

Periods of economic growth have led to significant use of wholesale funds by our members because businesses typically fund expansion by using either wholesale or retail borrowing.  Conversely, slow economic growth has tended to decrease our members' wholesale borrowing activity.  Member demand for Advances and the MPP is also influenced by the steepness of the yield curve, as well as the availability and cost of other sources of wholesale or government funding.  Advances declined during 2010 due to decreased demand related to various economic factors such as growth in our members' deposits and low loan demand at our members' institutions.  Mortgage Loans Held for Portfolio also decreased as purchases of mortgage loans were not large enough to fully offset the reduction due to repayments.

The level of market interest rates influences the yield on our earning assets, our cost of funds, and mortgage prepayment speeds.  These factors drive our spreads, interest margins, and earnings.  Since our assets and liabilities do not reprice immediately, there tends to be a lag between changes in market rates and changes to our spreads and margins.  Market interest rates reflect a wide variety of influences, such as inflation expectations, money supply, and the attractiveness of investment alternatives.  Other factors that may influence our margins or earnings include demand for our products, fee income, operating expenses and valuation of investment securities.  See "Results of Operations for the Years Ended December 31, 2010, 2009, and 2008" herein for a detailed discussion of these factors.

The following table presents information on market interest rates at December 31, 2010, and 2009, and average market interest rates for the years ended December 31, 2010, and 2009.

	2010 12-Month Average	2009 12-Month Average	Average Rate 2010 vs. 2009 Variance	December 31, 2010 Ending Rate	December 31, 2009 Ending Rate	Ending Rate 2010 vs. 2009 Variance
Federal Funds Target (1)	0.25%	0.25%	—%	0.25%	0.25%	—%

3-month LIBOR (1)	0.34%	0.69%	(0.35)%	0.30%	0.25%	0.05%
2-year LIBOR (1)	0.93%	1.41%	(0.48)%	0.80%	1.42%	(0.62)%
5-year LIBOR (1)	2.16%	2.65%	(0.49)%	2.17%	2.98%	(0.81)%
10-year LIBOR (1)	3.25%	3.44%	(0.19)%	3.38%	3.97%	(0.59)%

3-month U.S. Treasury (1)	0.13%	0.15%	(0.02)%	0.13%	0.05%	0.08%
2-year U.S. Treasury (1)	0.69%	0.94%	(0.25)%	0.60%	1.14%	(0.54)%
5-year U.S. Treasury (1)	1.92%	2.18%	(0.26)%	2.01%	2.68%	(0.67)%
10-year U.S. Treasury (1)	3.20%	3.24%	(0.04)%	3.30%	3.84%	(0.54)%

15-year residential mortgage note rate (2)	4.13%	4.59%	(0.46)%	4.23%	4.57%	(0.34)%
30-year residential mortgage note rate (2)	4.75%	5.03%	(0.28)%	4.82%	5.08%	(0.26)%

(1)	Source: Bloomberg.
(2)	Average rates calculated using Bloomberg. December 31, 2010, and December 31, 2009, ending rates are from the last week in December 2010, and December 2009, respectively.

Outlook

We currently expect our financial performance to continue to generate attractive returns for member stockholders across a wide range of business, financial, and economic environments.  The market turmoil in 2008 and 2009 created opportunities to generate spreads well above historic levels on certain types of transactions.  The frequency and level of high-spread investment opportunities diminished during 2010 as spreads on our Advances and short-term investments began to normalize.  We expect earnings to decline in 2011 if spreads on our mortgage-related assets revert to normal levels. However, these factors could be influenced by unexpected changes in the market environment.

Our Advances have been affected by increased deposits at our member banks, competitive pressures from alternative sources of wholesale funds available to the membership, and consolidation in the financial services industry.  Advances declined during 2010, primarily due to repayments from former members and our members' reduced need for additional liquidity in the current economic environment.  We do not expect a significant change in our total Advance balance during 2011. Although maturities of Advances to former members will reduce outstanding Advances, we believe that Advances outstanding to our insurance company members, and the relative percentage of their Advances to the total, will continue to increase.

Although we purchased more MPP loans in 2010 than in 2009, the increase was not large enough to fully offset maturities and principal repayments. We do not expect the balance of the MPP portfolio to change significantly during 2011. We expect our future MPP balance and earnings from MPP to be affected by the interest-rate environment and the limited number of large sellers in our district.

We actively monitor the credit quality of our investments; however, increased credit risk related to our Private-label MBS and ABS resulted in other-than-temporary impairment ("OTTI", which term may also refer to "other-than-temporarily impaired" as the context indicates) charges in 2009 and 2010.  If delinquency and/or loss rates on mortgages and/or home equity loans increase at a greater rate than currently expected, and/or there is a larger than expected decline in residential real estate values, we could experience additional OTTI charges.  Because of the uncertainty regarding economic, financial market, and housing market conditions and the actual and projected performance of the loan collateral underlying our MBS, it is not possible to predict whether or to what extent we will have additional OTTI charges in the future.  See "Risk Management - Credit Risk Management - Investments - OTTI Evaluation Process" herein for more information.

We do not currently anticipate any major changes in the composition of our Statement of Condition that would significantly increase earnings sensitivity to changes in the market environment.  In addition to having embedded prepayment options and basis risk exposure, which increase both our market risk and earnings volatility, the amortization of purchased premiums and discounts on mortgage assets could also result in greater volatility.

In the future, we will continue to engage in various hedging strategies, and use derivatives to assist in mitigating the volatility of earnings and equity market value due to the maturity structure of our financial assets and liabilities.  While we would expect that hedging with derivatives would reduce market risk and earnings volatility, fair value adjustments could increase earnings volatility.

We strive to keep our operating expense ratios relatively low while maintaining adequate systems, support, and staffing.  Operating expenses are expected to increase in 2011, compared to 2010, due to further systems enhancement, risk management and compliance-related expenses.

Results of Operations for the Years Ended December 31, 2010, 2009, and 2008

Comparative Highlights for the Years Ended December 31, 2010, and 2009

The following table presents the comparative highlights of our results of operations for the years ended December 31, 2010, and 2009 ($ amounts in millions):

	For the Years Ended December 31,
			$	%
Comparative Highlights	2010	2009	change	change
Net Interest Income After Provision for Credit Losses	$266	$272	$(6)	(2)%
Other Income (Loss)	(59)	(58)	(1)	(1)%
Other Expenses	55	49	6	12%
Income Before Assessments	152	165	(13)	(8)%
Total Assessments	41	45	(4)	(8)%
Net Income	$111	$120	$(9)	(8)%

Net Income

The following factors contributed to the decrease in Net Income for the year ended December 31, 2010.

•
The decrease in Net Interest Income After Provision for Credit Losses was primarily due to a decrease in interest-earning assets, substantially offset by wider spreads on mortgage-related assets and higher prepayment fees on Advances. The factors impacting Net Interest Income After Provision for Credit Losses are further addressed below under "Net Interest Income After Provision for Credit Losses."

•	The decrease in Other Income (Loss) was primarily due to the higher OTTI credit losses on certain private-label residential MBS ("RMBS"), as discussed in more detail in "Other Income" herein.

•	The increase in Other Expenses was primarily due to higher Compensation and Benefit expenses, as discussed in more detail in "Other Expenses" herein.

The factors contributing to a decrease in Net Income were partially offset by a decrease in Total Assessments, which is directly attributable to the lower level of Income Before Assessments.

Comparative Highlights for the Years Ended December 31, 2009, and 2008

The following table presents the comparative highlights of our results of operations for the years ended December 31, 2009, and 2008 ($ amounts in millions):

	For the Years Ended December 31,
			$	%
Comparative Highlights	2009	2008	change	change
Net Interest Income After Provision for Credit Losses	$272	$278	$(6)	(2)%
Other Income (Loss)	(58)	15	(73)	(495)%
Other Expenses	49	41	8	21%
Income Before Assessments	165	252	(87)	(34)%
Total Assessments	45	68	(23)	(34)%
Net Income	$120	$184	$(64)	(35)%

Net Income

The following factors contributed to the decrease in Net Income for the year ended December 31, 2009.

•
The decrease in Net Interest Income After Provision for Credit Losses was primarily due to a decrease in interest-earning assets. The factors impacting Net Interest Income are further addressed below under "Net Interest Income After Provision for Credit Losses."

•
The decrease in Other Income (Loss) was primarily due to OTTI credit losses on certain private-label RMBS and a decrease in Net Gain (Loss) on Derivatives and Hedging Activities as discussed in more detail in "Other Income" herein.

•	The increase in Other Expenses was primarily due to higher Compensation and Benefits expenses, as discussed in more detail in "Other Expenses" herein.

The factors contributing to a decrease in Net Income were partially offset by a decrease in Total Assessments, which is directly attributable to the lower level of Income Before Assessments.

Analysis of Results of Operations for the Years Ended December 31, 2010, 2009, and 2008

Net Interest Income After Provision for Credit Losses. Net Interest Income is our primary source of earnings.  We generate Net Interest Income from two components: (i) the net interest-rate spread, and (ii) the amount earned on the excess of interest-earning assets over interest-bearing liabilities. The sum of these two components, when expressed as a percentage of the average balance of interest-earning assets, equals the net interest margin.

See "Net Gains (Losses) on Derivatives and Hedging Activities" herein for information on the net effect of derivatives on our Net Interest Income.

Items that decreased Net Interest Income After Provision for Credit Losses for the year ended December 31, 2010, compared to the same period in 2009, included:

•	lower average balances of Advances and Mortgage Loans Held for Portfolio, as shown on the following tables; and

•	narrower spreads on Advances and short-term investments.

These decreases were partially offset by:

•	higher prepayment fee income on Advances;

•	higher average balances of HTM and AFS securities, as shown in "Average Balances, Interest Income and Expense, and Average Yields" below;

•	wider spreads on mortgage-related assets, primarily due to the replacement of higher-costing debt with lower-costing debt reflecting the current low interest-rate environment; and

•	lower amortization of purchased premiums due to a retrospective adjustment to reduce our estimated MPP prepayment speeds to reflect our recent experience.

Items that decreased Net Interest Income for the year ended December 31, 2009, compared to the same period in 2008, included:

•	lower average balances of interest-earning assets, and

•
a decline in interest rates between periods. The average yield on interest-bearing assets funded by interest-free capital and spreads on short-term investments were negatively affected by the lower interest rates.

These decreases were partially offset by:

•
wider spreads on our interest-earning assets (except for short-term investments) primarily due to the replacement of higher-costing debt with lower-costing debt reflecting the current low interest-rate environment; and

•	higher prepayment fee income on Advances.

Average Balances, Interest Income and Expense, and Average Yields. The following table presents daily average balances, interest income and expense, and average yields of our major categories of interest-earning assets and the sources funding those interest-earning assets ($ amounts in millions):

	For the Years Ended December 31,
	2010			2009			2008
	Avg. Balance	Interest Income/ Expense	Avg. Yield	Avg. Balance	Interest Income/ Expense	Avg. Yield	Avg. Balance	Interest Income/ Expense	Avg. Yield
Assets:
Federal Funds Sold and Securities Purchased Under Agreements to Resell	$8,198	$17	0.21%	$8,270	$25	0.29%	$10,683	$270	2.53%
Investment Securities (1) (2)	10,642	259	2.43%	9,187	290	3.16%	8,357	381	4.56%
Advances (1)	20,432	214	1.05%	26,479	398	1.51%	29,945	998	3.33%
Mortgage Loans Held for Portfolio	6,821	349	5.11%	7,978	413	5.18%	9,075	468	5.15%
Other Assets (interest-earning) (3)	149	1	0.89%	173	—	0.16%	36	—	0.80%
Total interest-earning assets	46,242	840	1.82%	52,087	1,126	2.16%	58,096	2,117	3.64%
Other Assets (4)	160			329			330
Total Assets	$46,402			$52,416			$58,426

Liabilities and Capital:
Interest-Bearing Deposits	$735	$—	0.04%	$1,023	$1	0.08%	$904	$15	1.70%
Discount Notes	9,296	15	0.16%	14,756	85	0.58%	20,390	498	2.44%
CO Bonds (1)	32,263	544	1.68%	32,424	755	2.33%	33,465	1,314	3.93%
MRCS	758	14	1.81%	603	13	2.20%	269	12	4.34%
Other Borrowings	—	—	—%	1	—	0.24%	—	—	2.30%
Total interest-bearing liabilities	43,052	573	1.33%	48,807	854	1.75%	55,028	1,839	3.34%
Other Liabilities	1,539			1,579			1,131
Total Capital	1,811			2,030			2,267
Total Liabilities and Capital	$46,402			$52,416			$58,426
Net Interest Income and net spread on interest-earning assets less interest-bearing liabilities		$267	0.49%		$272	0.41%		$278	0.30%
Net interest margin	0.58%			0.52%			0.48%
Average interest-earning assets to interest-bearing liabilities	1.07			1.07			1.06

(1)	Interest income/expense and average rates include the effect of associated interest-rate exchange agreements to the extent such agreements qualify as fair value hedges.
(2)	The average balances of investment securities are reflected at amortized cost; therefore, the resulting yields do not reflect changes in fair value, if applicable.
(3)	Other Assets (interest-earning) consist of Interest-Bearing Deposits, Loans to Other FHLBs, and, for 2010, Rabbi Trust assets.
(4)	Includes the noncredit portion of OTTI losses on AFS and HTM for purposes of the average balance sheet presentation.

The following table summarizes changes in Interest Income and Interest Expense ($ amounts in millions):

	For the Years Ended December 31,
	2010 over 2009			2009 over 2008
	Volume	Rate	Total	Volume	Rate	Total
Increase (Decrease) in Interest Income:
Federal Funds Sold and Securities Purchased Under Agreements to Resell	$(1)	$(7)	$(8)	$(50)	$(195)	$(245)
Investment Securities	42	(73)	(31)	35	(126)	(91)
Advances	(79)	(105)	(184)	(105)	(495)	(600)
Mortgage Loans Held for Portfolio	(59)	(5)	(64)	(58)	3	(55)
Other Assets, net	—	1	1	—	—	—
Total	(97)	(189)	(286)	(178)	(813)	(991)
Increase (Decrease) in Interest Expense:
Interest-Bearing Deposits	—	(1)	(1)	2	(16)	(14)
Discount Notes	(24)	(46)	(70)	(110)	(303)	(413)
CO Bonds	(4)	(207)	(211)	(40)	(519)	(559)
MRCS	3	(2)	1	9	(8)	1
Other Borrowings	—	—	—	—	—	—
Total	(25)	(256)	(281)	(139)	(846)	(985)
Increase (Decrease) in Net Interest Income before Provision for Credit Losses	$(72)	$67	$(5)	$(39)	$33	$(6)

Changes in volume or interest rates cause changes in Net Interest Income and net interest margin.  Changes in Interest Income and Interest Expense that are not identifiable as either volume-related or rate-related, but are attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the volume and rate changes.

Other Income. The following table presents a breakdown of Other Income (Loss) for the years ended December 31, 2010, 2009, and 2008 ($ amounts in millions):

	For the Years Ended December 31,
Components of Other Income (Loss)	2010	2009	2008
Total OTTI Losses	$(24)	$(412)	$—
Portion of Impairment Losses Reclassified to (from) Other Comprehensive Income (Loss)	(46)	352	—
Net OTTI Losses	(70)	(60)	—
Net Realized Gains from Sale of Available-for-Sale Securities	2	—	—
Net Gains (Losses) on Derivatives and Hedging Activities	7	(1)	12
Service Fees	1	1	1
Standby Letters of Credit Fees	2	1	1
Loss on Extinguishment of Debt	(2)	—	—
Other, net	1	1	1
Total Other Income (Loss)	$(59)	$(58)	$15

The unfavorable change in Other Income (Loss) for the year ended December 31, 2010, compared to the same period in 2009, was primarily due to higher credit losses on certain private-label RMBS. Certain estimates were refined and certain assumptions were adjusted each quarter throughout 2010, particularly related to prime loans. These changes resulted in higher projected principal losses and credit losses compared to 2009 due to our investment concentration in prime collateral. See "Results of OTTI Evaluation Process" below for more information. The higher credit losses were partially offset by a favorable change in Net Gains (Losses) on Derivatives and Hedging Activities, as shown on "Net Gains (Losses) on Derivatives and Hedging Activities" below.

The unfavorable change in Other Income (Loss) for the year ended December 31, 2009, compared to the same period in 2008, was primarily due to the following factors:

•	the credit loss portion of the OTTI charge on certain private-label RMBS as shown in "Results of OTTI Evaluation Process" below, and

•	an unfavorable change in Net Gains (Losses) on Derivatives and Hedging Activities as shown in "Net Gains (Losses) on Derivatives and Hedging Activities" below.

Results of OTTI Evaluation Process. As a result of our evaluations, during the years ended December 31, 2010, and 2009, we recognized OTTI losses on 23 and 21 private-label RMBS, respectively.  These securities had an aggregate unpaid principal balance of $1.2 billion and $1.3 billion as of December 31, 2010, and 2009, respectively.  We determined that we would not recover the entire amortized cost of these securities, and we recognized OTTI losses as shown in the table below ($ amounts in millions):

		Impairment
	Impairment Related to	Related to All Other	Total
December 31, 2010	Credit Loss	Factors	Impairment
Impairment on securities for which OTTI was not previously recognized	$4	$17	$21
Additional impairment on securities for which OTTI was previously recognized	66	(63)	3
Total	$70	$(46)	$24

December 31, 2009
Impairment on securities for which OTTI was not previously recognized	$60	$352	$412
Additional impairment on securities for which OTTI was previously recognized	—	—	—
Total	$60	$352	$412

For the years ended December 31, 2010, and 2009, we accreted $54.8 million and $28.4 million, respectively, of previous non-credit impairment losses from Accumulated Other Comprehensive Income (Loss) ("AOCI") to the carrying value of HTM securities. For the years ended December 31, 2010, and 2009, we accreted $4.5 million and $1.5 million, respectively, of credit impairment included in the amortized cost of private-label RMBS to Net Interest Income.

Net Gains (Losses) on Derivatives and Hedging Activities. All derivatives are recorded in the Statement of Condition at their fair values. Changes in the fair values of our derivatives are recorded each period in earnings. If a hedge qualifies for fair value hedge accounting, changes in the fair value of the hedged item are also recorded in earnings. The net effect is that only the "ineffective" portion of a qualifying hedge has an impact on earnings.

Derivatives introduce periodic earnings volatility. Two types of hedging contribute significantly to volatility in our earnings.

The first type involves transactions in which we enter into interest-rate swaps with coupon cash flows identical or nearly identical to the cash flows of the hedged item, such as an Advance or investment security. In some cases involving hedges of this type, an assumption of "no ineffectiveness" can be made, and the changes in the fair values of the hedge and the hedged item are considered identical and offsetting (referred to as the "short-cut method"). Effective April 1, 2008, we no longer apply the short-cut method to any new hedging relationships. All existing hedging relationships entered into prior to April 1, 2008, that were accounted for under the short-cut method, continue to be, provided they still meet the assumption of "effectiveness."

If the assumption of "no ineffectiveness" cannot be made, the hedge and the hedged item must be marked to fair value independently (referred to as the "long-haul method"). Under the long-haul method, the two components of the hedging relationship are marked to fair value using discount rates appropriate for the nature of the instrument being marked to fair value, and the resulting changes in fair value will generally be slightly different. Even though these differences are generally relatively small when expressed as prices, their impact can become more significant when multiplied by the principal amount of the transaction and then evaluated in the context of our Net Income. Nonetheless, the impact of these types of ineffectiveness-related adjustments on earnings is transitory, as the net earnings impact will be zero over the life of the hedging relationship if the derivative and hedged item are held to maturity or their call dates, which is generally the case for us.

The second type of hedging relationship that creates earnings volatility involves transactions in which we enter into interest rate exchange agreements to economically hedge identifiable portfolio risks that do not qualify for hedge accounting (referred to as an "economic" hedge). These economic hedges are recorded on the Statement of Condition at fair value with the unrealized gains or losses recognized in earnings without any offsetting unrealized gains or losses from the associated asset or liability.

As shown in the following table, our Net Interest Income is affected by the inclusion or exclusion of the net interest income and/or expense associated with derivatives. For example, if a derivative qualifies for fair-value hedge accounting, the net interest income/expense associated with the derivative is included in Net Interest Income. If an interest-rate exchange agreement does not qualify for fair-value hedge accounting (economic hedges) or if we have not designated it in such a qualifying hedge relationship, the net interest income/expense associated with the derivative is excluded from Net Interest Income and is recorded in Net Gains (Losses) in Derivatives and Hedging Activities in Other Income (Loss).

The table below presents the net effect of derivatives on Net Interest Income and on Other Income (Loss), within the line Net Gains (Losses) on Derivatives and Hedging Activities, by type of hedge and hedged item ($ amounts in millions).

December 31, 2010	Advances	Investments	Mortgage Loans	CO Bonds	Discount Notes	Total
Net Interest Income:
Amortization/accretion of hedging activities in net interest income (1)	$—	$11	$(1)	$4	$—	$14
Net interest settlements included in net interest income (2)	(464)	(78)	—	182	—	(360)
Total Net Interest Income	(464)	(67)	(1)	186	—	(346)
Net Gains (Losses) on Derivatives and Hedging Activities:
Gains (losses) on fair value hedges	10	(1)	—	—	—	9
Gains (losses) on derivatives not receiving hedge accounting	(1)	1	(3)	1	—	(2)
Net Gains (Losses) on Derivatives and Hedging Activities	9	—	(3)	1	—	7
Total net effect of derivatives and hedging activities	$(455)	$(67)	$(4)	$187	$—	$(339)
December 31, 2009
Net Interest Income:
Amortization/accretion of hedging activities in net interest income (1)	$—	$9	$2	$4	$—	$15
Net interest settlements included in net interest income (2)	(556)	(66)	—	183	—	(439)
Total Net Interest Income	(556)	(57)	2	187	—	(424)
Net Gains (Losses) on Derivatives and Hedging Activities:
Gains (losses) on fair value hedges	(21)	(2)	—	18	—	(5)
Gains (losses) on derivatives not receiving hedge accounting	—	—	(2)	—	6	4
Net Gains (Losses) on Derivatives and Hedging Activities	(21)	(2)	(2)	18	6	(1)
Total net effect of derivatives and hedging activities	$(577)	$(59)	$—	$205	$6	$(425)
December 31, 2008
Net Interest Income:
Amortization/accretion of hedging activities in net interest income (1)	$(1)	$6	$(8)	$6	$—	$3
Net interest settlements included in net interest income (2)	(209)	(20)	—	91	—	(138)
Total Net Interest Income	(210)	(14)	(8)	97	—	(135)
Net Gains (Losses) on Derivatives and Hedging Activities:
Gains (losses) on fair value hedges	23	3	—	(18)	—	8
Gains (losses) on derivatives not receiving hedge accounting	—	—	(2)	1	5	4
Net Gains (Losses) on Derivatives and Hedging Activities	23	3	(2)	(17)	5	12
Total net effect of derivatives and hedging activities	$(187)	$(11)	$(10)	$80	$5	$(123)

(1)	Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.
(2)	Represents interest income/expense on derivatives included in net interest income.

Other Expenses. The following table presents a breakdown of Other Expenses for the years ended December 31, 2010, 2009, and 2008 ($ amounts in millions):

	For the Years Ended December 31,
	2010	2009	2008
Compensation and Benefits	$36	$32	$26
Other Operating Expenses	13	12	10
Finance Agency and Office of Finance Expenses	5	4	4
Other	1	1	1
Total Other Expenses	$55	$49	$41

The increase in Total Other Expenses for the year ended December 31, 2010, compared to the year ended December 31, 2009, was primarily due to higher Compensation and Benefits, which were mainly attributable to higher incentive compensation achievements and an increase in headcount, and, to a lesser extent, an increase in pension costs resulting from an increase in plan liabilities. The increase in plan liabilities was due to an increase in total compensation and a decrease in the discount rate used to calculate plan liabilities.

The increase in Total Other Expenses for the year ended December 31, 2009, compared to the year ended December 31, 2008, was primarily due to an increase in Compensation and Benefits, which was primarily attributable to higher pension costs, resulting from amortization of the related prepaid asset and cash contributions to increase the funded status of our employee qualified defined benefit plan, which was necessitated by actuarial losses and a decline in the value of plan assets during the plan year, partially offset by unrealized gains on assets supporting our Supplemental Executive Retirement Plan.

Office of Finance Expenses. The FHLBs fund the costs of the Office of Finance as a joint office that facilitates issuing and servicing Consolidated Obligations, preparation of the FHLBs' combined quarterly and annual financial reports, and certain other functions. For the years ended December 31, 2010, 2009, and 2008, our assessments to fund the Office of Finance were $2.1 million, $1.7 million and $1.7 million, respectively.

Finance Agency Expenses. The FHLBs are assessed the operating costs of their regulator, the Finance Agency. We have no control over these costs. For the years ended December 31, 2010, 2009, and 2008, our Finance Agency assessments were $2.6 million, $1.9 million and $1.7 million, respectively.

AHP and REFCORP Assessments.

AHP. The FHLBs are required to set aside annually, in the aggregate, the greater of $100 million or 10% of their net earnings before Interest Expense on MRCS and after the REFCORP assessments, to fund the AHP. For the years ended December 31, 2010, 2009, and 2008, our AHP expense was $13.9 million, $14.9 million and $21.8 million, respectively.

REFCORP. Each FHLB is required to pay to REFCORP 20% of net income calculated in accordance with GAAP after the assessment for AHP, but before the assessment for REFCORP. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. REFCORP has been designated as the calculation agent for the AHP and REFCORP assessments. Each FHLB provides its net income before AHP and REFCORP assessments to REFCORP, which then performs the calculations for each quarter end. If we experience a net loss during a quarter, but still had net income for the year-to-date, our obligation to REFCORP would be calculated based on our year-to-date GAAP net income. If we experience a net loss for a full year, we would have no obligation to REFCORP for the year.

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

However, the FHLBs aggregate payments through 2010 have exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening the remaining term as of December 31, 2010, to October 15, 2011. This date assumes that the FHLBs will pay exactly $75 million for each of the first two quarters of 2011 and $10 million on October 15, 2011. See "Liquidity and Capital Resources - Joint Capital Enhancement Agreement" herein for information about the Joint Capital Enhancement Agreement that will be in effect once our REFCORP obligation has been satisfied.

For the years ended December 31, 2010, 2009, and 2008, our REFCORP expense was $27.7 million, $30.1 million and $46.1 million, respectively.

Business Segments

Our products and services are grouped within two business segments: Traditional and MPP.

The Traditional business segment includes credit services (such as Advances, letters of credit, and lines of credit), investments (including Federal Funds Sold, Securities Purchased Under Agreement to Resell, AFS securities, and HTM securities) and deposits.

The following table sets forth our financial results for this operating segment ($ amounts in millions):

	For the Years Ended December 31,
Traditional Segment	2010	2009	2008
Net Interest Income After Provision for Credit Losses	$173	$166	$215
Other Income (Loss)	(56)	(56)	17
Other Expenses	53	47	39
Income Before Assessments	64	63	193
Total Assessments	18	18	52
Net Income	$46	$45	$141

The increase in Net Income for the Traditional segment for the year ended December 31, 2010, compared to 2009, was primarily due to an increase in Net Interest Income After Provision for Credit Losses, that mainly resulted from wider spreads on MBS and higher average balances of MBS and was partially offset by lower average balances of Advances and narrower spreads on our Advances and short-term investments. This increase was partially offset by an increase in Other Expenses resulting from higher incentive compensation achievements and an increase in headcount, and, to a lesser extent, an increase in pension costs resulting from an increase in plan liabilities. The increase in plan liabilities was due to an increase in total compensation and a decrease in the discount rate used to calculate plan liabilities.

The decrease in Net Income for the Traditional segment for the year ended December 31, 2009, compared to the same period in 2008, was primarily due to the following factors:

•
a decrease in Other Income (Loss) mainly due to the credit loss portion of the OTTI write-down of certain private-label RMBS that is described in more detail in "Results of Operations for the Years Ended December 31, 2010, 2009, and 2008 - Other Income - Results of OTTI Evaluation Process" herein; and

•	a decrease in Net Interest Income After Provision for Credit Losses primarily resulting from lower average balances of interest-earning assets and narrower spreads on our short-term investments.

These decreases were partially offset by reduced Total Assessments, directly attributable to the lower level of Income Before Assessments.

The MPP business segment consists of mortgage loans purchased from our members. The following table sets forth our financial results for this operating segment ($ amounts in millions):

	For the Years Ended December 31,
MPP Segment	2010	2009	2008
Net Interest Income After Provision for Credit Losses	$93	$106	$63
Other Income (Loss)	(3)	(2)	(2)
Other Expenses	2	2	2
Income Before Assessments	88	102	59
Total Assessments	23	27	16
Net Income	$65	$75	$43

The decrease in Net Income for the MPP segment for the year ended December 31, 2010, compared to the same period in 2009, was primarily due to lower Net Interest Income After Provision for Credit Losses resulting from the lower average balance of MPP loans, partially offset by wider spreads, due to the replacement of higher-costing debt with lower-costing debt reflecting the current interest rate environment, and a decrease in amortization of purchased premiums due to a retrospective adjustment to reduce our estimated MPP prepayment speeds to reflect our recent experience. The lower Net Interest Income After Provision for Credit Losses was partially offset by a decrease in Total Assessments, directly attributable to the lower Income Before Assessments.

The increase in Net Income After Provision for Credit Losses for the MPP segment for the year ended December 31, 2009, compared to 2008, was primarily due to an increase in Net Interest Income After Provision for Credit Losses due to continuing declines in market interest rates that resulted in wider spreads as we were able to replace higher-costing debt with lower-costing debt. This increase was partially offset by an increase in Total Assessments, directly attributable to the higher level of Income Before Assessments.

Analysis of Financial Condition

Total Assets were $44.9 billion as of December 31, 2010, a decrease of 4% compared to December 31, 2009.  This $1.7 billion decrease was primarily due to net decreases of $4.2 billion in Advances and $0.6 billion in Mortgage Loans Held for Portfolio, partially offset by increases of $0.8 billion in cash and short-term investments, $1.5 billion in AFS securities and $0.8 billion in HTM securities.

Total Liabilities were $43.0 billion at December 31, 2010, a decrease of 4% compared to December 31, 2009. This $1.9 billion decrease was primarily due to a decrease of $1.4 billion in Consolidated Obligations, which typically fluctuate in relation to our Total Assets.

Advances

Advances were $18.3 billion at December 31, 2010, a decrease of 19% compared to December 31, 2009. This decrease was primarily due to repayments from former members and our members' reduced need for liquidity in the current economic environment.  In general, Advances fluctuate in accordance with our members' funding needs related to their deposit levels, mortgage pipelines, investment opportunities, other balance sheet strategies, and the cost of alternative funding opportunities.

A breakdown of Advances by primary product line is provided below ($ amounts in millions):

	December 31, 2010		December 31, 2009
		% of		% of
Advances by Primary Product Line	Amount	Total	Amount	Total
Fixed-rate
Fixed rate (1)	$11,959	68%	$15,389	71%
Amortizing/mortgage matched (2)	1,789	10%	2,545	12%
Other	15	—%	40	—%
Total fixed-rate	13,763	78%	17,974	83%
Adjustable/variable rate indexed (3)	3,875	22%	3,736	17%
Total Advances, par value	17,638	100%	21,710	100%
Total Adjustments (unamortized discounts, hedging and other)	637		733
Total Advances	$18,275		$22,443

(1)	Includes fixed-rate bullet and putable Advances
(2)	Includes fixed-rate amortizing Advances
(3)	Includes adjustable-rate and variable-rate Advances

Cash and Investments

The following table provides balances, at carrying value, for our cash and investments ($ amounts in millions):

	December 31,
Components of Cash and Investments	2010	2009	2008
Cash	$12	$1,722	$871
Interest-Bearing Deposits	—	—	—
Securities Purchased Under Agreements to Resell	750	—	—
Federal Funds Sold	7,325	5,532	7,223
Total Cash and Short-term Investments	8,087	7,254	8,094
AFS Securities:
GSE debentures	1,930	1,761	1,842
TLGP debentures (1)	325	—	—
Private-label MBS	983	—	—
Total AFS Securities	3,238	1,761	1,842
HTM Securities:
GSE debentures	294	126	—
State or local housing finance agency obligations	—	—	1
TLGP debentures (1)	2,066	2,067	—
Other U.S. Obligations - guaranteed RMBS	2,327	865	11
GSE RMBS	3,044	2,137	2,148
Private-label MBS	719	2,481	4,505
Private-label ABS	22	25	28
Total HTM Securities	8,472	7,701	6,693
Total Investment Securities	11,710	9,462	8,535
Total Cash and Investments, carrying value	$19,797	$16,716	$16,629

(1)	Corporate debentures guaranteed by the FDIC and backed by the full faith and credit of the U.S. government under the Temporary Liquidity Guarantee Program ("TLGP").

Cash and Short-Term Investments

Cash and short-term investments totaled $8.1 billion at December 31, 2010, an increase of 12% compared to December 31, 2009.  This increase was primarily due to increases of $1.8 billion in Federal Funds Sold and $0.8 billion in Securities Purchased Under Agreements to Resell, partially offset by a decrease of $1.7 billion in Cash that resulted from holding a higher balance at December 31, 2009, due to a relative lack of attractive investment opportunities at that time. Cash and short-term investments totaled $7.3 billion at December 31, 2009, a decrease of 10% compared to December 31, 2008. This decrease was primarily due to a decrease of $1.7 billion in Federal Funds Sold, partially offset by an increase of $0.9 billion in Cash. Generally, we invest in short-term investments to provide cash flows to support our ongoing liquidity needs.

Available-for-Sale Securities

AFS securities totaled $3.2 billion at December 31, 2010, an increase of 84% compared to December 31, 2009. During 2010, we purchased agency debentures and corporate debentures issued under the TLGP and guaranteed by the FDIC. During the fourth quarter of 2010, we transferred 23 OTTI private-label RMBS from HTM to AFS. At the time of the transfer, these securities had an unpaid principal balance of $1.2 billion and a net book value of $881.0 million. One of these securities, for which we had previously recognized OTTI credit losses of $18.4 million, was sold prior to year end at a net gain of $2.4 million. Even though the remaining securities are now AFS, as of December 31, 2010, we had no intention to sell these securities, nor are we under any requirement to do so. However, in the future we may decide to sell these securities if conditions, strategies, risk tolerances or other factors change. See Note 5 - Available-for-Sale Securities and Note 7 - Other-Than-Temporary Impairment Analysis in our Notes to Financial Statements for more information.

Held-to-Maturity Securities

HTM securities totaled $8.5 billion at December 31, 2010, an increase of 10% compared to December 31, 2009. HTM securities totaled $7.7 billion at December 31, 2009, an increase of 15% compared to December 31, 2008. These increases were primarily due to purchases of agency MBS and corporate debentures guaranteed by the FDIC and carrying the full faith and credit of the U.S. government under the TLGP, partially offset by principal paydowns, the credit and non-credit losses, net of accretion, on certain private-label RMBS, and the transfer of 23 OTTI private-label RMBS to AFS, as described above. See Note 6 - Held-to-Maturity Securities and Note 7 - Other-Than-Temporary Impairment Analysis in our Notes to Financial Statements for more information.

Issuer Concentration

As of December 31, 2010, we held securities classified as HTM and AFS (excluding U.S. Government Agencies and corporate debentures guaranteed by the FDIC and carrying the full faith and credit of the U.S. government under the TLGP) from the following issuers with a carrying value greater than 10% of our Total Capital. The MBS issuers listed below include one or more trusts established as separate legal entities by the issuer. Therefore, the associated carrying and fair values are not necessarily indicative of our exposure to that issuer ($ amounts in millions):

	December 31, 2010
Name of Issuer	Carrying Value	Estimated Fair Value
Non-MBS:
Freddie Mac	$1,186	$1,186
Fannie Mae	740	740
Federal Farm Credit	273	272
MBS:
Fannie Mae	1,950	1,976
Freddie Mac	1,094	1,096
Ginnie Mae	2,327	2,351
GSR Mortgage Loan Trust	403	396
Washington Mutual Mortgage Pass-through Certificates	458	457
Total	8,431	8,474
All other issuers	3,279	3,277
Total Investment Securities	$11,710	$11,751

Investments by Year of Redemption

The following table provides, by year of redemption, carrying values for Short-Term Investments as well as carrying values and yields for AFS and HTM Securities ($ amounts in millions):

		Due after	Due after
	Due in	one year	five years	Due after
	one year	through	through	ten
Investments	or less	five years	ten years	years	Total
AFS Securities:
GSE debentures	$—	$—	$1,930	$—	$1,930
TLGP debentures	—	325	—	—	325
Private-label MBS (1)	—	—	—	983	983
Total AFS Securities	$—	$325	$1,930	$983	$3,238
Yield on AFS Securities	—%	0.78%	3.84%	5.36%
HTM Securities:
GSE debentures	$125	$169	$—	$—	$294
TLGP debentures	182	1,884	—	—	2,066
Other U.S. Obligations - guaranteed RMBS (1)	—	—	—	2,327	2,327
GSE RMBS (1)	—	261	1,425	1,358	3,044
Private-label MBS (1)	—	—	95	624	719
Private-label ABS (1)	—	—	—	22	22
Total HTM Securities	$307	$2,314	$1,520	$4,331	$8,472
Yield on HTM Securities	0.51%	0.71%	3.53%	3.13%

Total Investment Securities	$307	$2,639	$3,450	$5,314	$11,710
Yield on Total Investment Securities	0.51%	0.72%	3.70%	3.54%

Short-Term Investments:
Interest-Bearing deposits	$—	$—	$—	$—	$—
Securities Purchased Under Agreements to Resell	750	—	—	—	750
Federal Funds Sold	7,325	—	—	—	7,325
Total Short-Term Investments	8,075	—	—	—	8,075
Total Investments, carrying value	$8,382	$2,639	$3,450	$5,314	$19,785

(1)	Year of redemption on our MBS and ABS securities is determined based on contractual maturity.

Mortgage Loans Held for Portfolio

We purchase mortgage loans from our members through our MPP.  At December 31, 2010, we held $6.7 billion of MPP loans, a decrease of 8%, compared to December 31, 2009.  The decrease was primarily due to repayments of outstanding mortgage loans exceeding the purchases of new loans. In general, the volume of mortgage loans purchased through the MPP is affected by several factors, including the general level of housing activity in the U.S., the level of refinancing activity, and consumer product preferences.

In accordance with our MPP policy for conventional loans, we purchase conforming, fixed-rate, fixed-term mortgage loans. For the year ended December 31, 2010, we purchased $1.1 billion in principal amount of new loans, including $0.6 billion of FHA loans. Total principal repayments during the year were $1.7 billion. For the year ended December 31, 2009, we purchased $0.6 billion in principal amount of new loans, while total principal repayments were $2.1 billion.

Deposits (Liabilities)

Total Deposits were $0.6 billion at December 31, 2010, a decrease of 29% compared to December 31, 2009.  These deposits represent a relatively small portion of our funding, and they vary depending upon market factors, such as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' investment preferences with respect to the maturity of their investments, and member liquidity.

The following table presents time deposits issued in amounts of $100 thousand or more ($ amount in millions):

	December 31, 2010	December 31, 2009
3 months or less	$15	$—
Over 3 months through 6 months	—	15
Over 6 months through 12 months	—	—
Over 12 months	—	—
Total	$15	$15

Consolidated Obligations

At December 31, 2010, the carrying values of our Discount Notes and CO Bonds totaled $8.9 billion and $31.9 billion, respectively, compared to $6.3 billion and $35.9 billion, respectively, at December 31, 2009.  The overall balance of our Consolidated Obligations fluctuates in relation to our Total Assets.  See "Executive Summary - Financial Trends in the Capital Markets" herein for more information on the issuance of Consolidated Obligations.

Consistent with our risk management philosophy, we use interest rate-exchange agreements (also referred to as interest-rate swaps) to effectively convert many of our fixed-rate Consolidated Obligations to floating rate instruments that periodically reset to an index such as three-month LIBOR. During 2010 and 2009, we swapped both fixed-rate bullet bonds and callable bonds. A callable bond provides us with the right to redeem the instrument on predetermined call dates in the future. When we swap a callable Consolidated Obligation to LIBOR, we sell an option to the interest-rate swap counterparty that mirrors the option we own to call the bond. If market interest rates decline, the swap counterparty will generally cancel the interest-rate swap, and we will then typically call the CO Bond. Conversely, if market interest rates increase, the swap counterparty generally elects to keep the interest-rate swap outstanding, and we will typically elect not to call the CO Bond. With the generally low level of market interest rates in 2009 and 2010, we called a number of our callable bonds and replaced a portion of them with new callable bonds.

In the future, the cost of debt will depend on several factors, including the direction and level of market interest rates, competition from other issuers of agency debt, changes in the investment preferences of potential buyers of agency debt securities, pricing in the interest-rate swap market, and other technical market factors.

Derivatives

As of December 31, 2010, and December 31, 2009, we had Derivative Assets, net of collateral held or posted including accrued interest, with market values of $6.2 million and $1.7 million, respectively, and Derivative Liabilities, net of collateral held or posted including accrued interest, with market values of $657.0 million and $712.7 million, respectively.  These market values reflect the impact of interest-rate changes.  See Note 11 - Derivative and Hedging Activities in our Notes to Financial Statements and "Risk Management - Credit Risk Management - Derivatives" herein for more information.

The principal derivative instruments we use are interest-rate swaps and to-be-announced ("TBA") MBS. We classify interest-rate swaps as derivative assets or liabilities according to the net fair value of the interest-rate swaps with each counterparty. Because these swaps are covered by a master netting agreement, (a) if the net fair value of the interest-rate swaps with a counterparty is positive, the swaps are classified as an asset and (b) if the net fair value of the interest-rate swaps with a counterparty is negative, the swaps are classified as a liability. TBAs, which are not covered by a master netting agreement, are recorded as a derivative asset or liability based upon fair value. Increases and decreases in the fair value of each of these instruments are primarily caused by market changes in the derivative's underlying interest rate index.

Capital

Total Capital was $1.9 billion at December 31, 2010, an increase of 12% compared to December 31, 2009.  This increase was primarily due to an increase of $238.4 million in AOCI (i.e., a decrease in accumulated other comprehensive losses) and a net increase of $78.5 million in Retained Earnings, partially offset by a decrease of $115.9 million in Capital Stock.

Capital Stock. Capital Stock decreased by $115.9 million during the year ended December 31, 2010, due to the repurchase of $126.3 million of excess capital stock and the net reclassification of $29.7 million of Capital Stock to MRCS, partially offset by proceeds of $40.0 million from the sale of Capital Stock. See "Liquidity and Capital Resources - Capital Resources - Excess Stock" herein for more information about the repurchase of excess stock that occurred on November 18, 2010.

Retained Earnings.  Retained Earnings increased by $78.5 million during the year ended December 31, 2010, due to Net Income of $111.0 million, partially offset by dividends paid of $32.4 million.

Accumulated Other Comprehensive Income (Loss). AOCI increased (i.e., accumulated other comprehensive losses decreased) by $238.4 million for the year ended December 31, 2010, due to Total Comprehensive Income, which included unrealized gains (i.e., recoveries of previous non-credit OTTI losses) on HTM securities of $135.0 million resulting from the transfer of substantially all OTTI securities from HTM securities to AFS securities, reclassification of net non-credit OTTI losses of $45.9 million on HTM securities to Other Income and the accretion of $54.8 million on the net non-credit OTTI losses on HTM securities.

Liquidity and Capital Resources

Our cash and short-term investments portfolio, which includes Federal Funds Sold and Securities Purchased Under Agreements to Resell, totaled $8.1 billion at December 31, 2010, compared to $7.3 billion at December 31, 2009.  The maturities of the short-term investments provide cash flows to support our ongoing liquidity needs.

Our primary sources of liquidity are short-term investments and the issuance of Consolidated Obligations in the form of CO Bonds and Discount Notes. The Consolidated Obligations are rated Aaa/P-1 by Moody's and AAA/A-1+ by S&P. Our GSE-issuer status and these ratings have historically provided excellent access to the capital markets for the FHLBs. See "Item 1A. Risk Factors - Our Credit Rating or the Credit Rating of One or More of the Other FHLBs Could be Lowered, Which Could Adversely Impact Our Cost of Funds or Ability to Enter Into Derivative Instrument Transactions on Acceptable Terms" for a discussion of events that could have a negative impact on the rating of these Consolidated Obligations. In addition, under certain circumstances, the U.S. Treasury may acquire up to $4 billion of the FHLBs' Consolidated Obligations, which would offer additional liquidity to the FHLBs, if needed. We have not identified any known trends, demands, commitments, events or uncertainties that are likely to materially increase or decrease our liquidity.

We maintain a contingency liquidity plan designed to enable us to meet our obligations and the liquidity needs of our members in the event of operational disruptions at the FHLBs or the Office of Finance, or short-term capital market disruptions. Our regulatory liquidity requirement is to maintain at least five business days of liquidity without access to the capital markets. In addition, to protect the FHLBs against temporary disruptions in access to the debt markets, effective March 6, 2009, the Finance Agency issued additional liquidity guidelines to address the stress and instability in domestic and international credit markets. The positive cash balances under the revised standards are impacted by the treatment of maturing Advances. Within specified ranges, the Finance Agency may increase or lower the daily liquidity target as circumstances dictate for us or the FHLB System as a whole. Pursuant to the Finance Agency's March 6, 2009, guidance, we are required to submit weekly reports to the Finance Agency, demonstrating our compliance with the liquidity guidelines. We remain in compliance with those guidelines.

Changes in Cash Flow

Net cash provided by operating activities was $112.6 million for the year ended December 31, 2010, compared to $225.7 million for the year ended December 31, 2009. This decrease was primarily due to swap termination fees paid which were deferred and will be amortized over the life of the related modified Advances. Net cash provided by operating activities was $225.7 million for the year ended December 31, 2009 compared to $118.7 million for the year ended December 31, 2008. This increase was primarily related to the termination of derivative positions with Lehman Brothers Special Financing in 2008.

Capital Resources

Total Regulatory Capital.  Our total regulatory capital consists of Retained Earnings and total regulatory capital stock, which includes Class B Capital Stock and MRCS.  MRCS is classified as a liability on our Statement of Condition.

Our outstanding Class B Capital Stock, categorized by type of institution, and MRCS are provided in the following table ($ amounts in millions):

Institution Type	December 31, 2010	December 31, 2009
Commercial Banks	$634	$721
Thrifts	472	524
Credit Unions	161	153
Insurance Companies	343	328
Total GAAP Capital Stock	1,610	1,726
MRCS	658	756
Total Regulatory Capital Stock	$2,268	$2,482

Capital Adequacy.  We are required by Finance Agency regulations to maintain sufficient permanent capital (defined as Class B Stock, MRCS, and Retained Earnings) to meet the combined credit risk, market risk and operational risk components of the risk-based capital requirement. The Finance Agency may mandate us to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined.  As of December 31, 2010, our risk-based capital requirement was $0.9 billion, compared to permanent capital of $2.7 billion. As of December 31, 2009, our risk-based capital requirement was $0.9 billion, compared to permanent capital of $2.8 billion.

In addition, the GLB Act and Finance Agency regulations require us to maintain at all times a regulatory capital ratio of at least 4.00% and a leverage ratio of at least 5.00%.  At December 31, 2010, our regulatory capital ratio was 6.00%, and our leverage ratio was 9.00%.

Sections 1141 and 1142 of HERA authorize the Finance Agency to establish by regulation, which was published on August 4, 2009, the critical capital level for the FHLBs and require the Finance Agency to establish criteria for each of four capital classifications: adequately capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized.

We hold sufficient capital to meet both our minimum capital and risk-based capital requirements. See Note 16 - Capital in our Notes to Financial Statements for more information.

Capital Distributions.  We may, but are not required to, pay dividends on our stock. Dividends are non-cumulative and may be paid in cash or Class B Capital Stock out of current and previous Retained Earnings, as authorized by our board of directors and subject to Finance Agency regulations. No dividend may be declared or paid if we are or would be, as a result of such payment, in violation of our minimum capital requirements. Moreover, we may not pay dividends if any principal or interest due on any Consolidated Obligations issued on behalf of any of the FHLBs has not been paid in full, or under certain circumstances, if we fail to satisfy liquidity requirements under applicable Finance Agency regulations.

Our Capital Plan divides our Class B stock into two sub-series: Class B-1 and Class B-2. The difference between the two sub-series is that Class B-2 is required stock that awaits redemption and pays a lower dividend. The Class B-2 stock dividend is presently calculated at 80% of the amount of the Class B-1 dividend and can only be changed by amendment of our Capital Plan by our board of directors with approval of the Finance Agency.

On February 17, 2011, our board of directors declared a cash dividend of 2.50% (annualized) on our Capital Stock Putable-Class B-1 and of 2.00% (annualized) on our Capital Stock Putable-Class B-2.  On February 22, 2010, our board of directors declared a cash dividend of 2.00% (annualized) on our Capital Stock Putable-Class B-1 and of 1.60% (annualized) on our Capital Stock Putable-Class B-2.

Joint Capital Enhancement Agreement. Effective February 28, 2011, we entered into a Joint Capital Enhancement Agreement (the "JCE Agreement") with the other 11 FHLBs. The JCE Agreement provides that upon satisfaction of the FHLBs' obligations to REFCORP, each FHLB will, on a quarterly basis, allocate at least 20% of its Net Income to a Separate Restricted Retained Earnings Account ("RRE Account"). Currently, the REFCORP obligations are expected to be fully satisfied during the 2011 calendar year. Under the JCE Agreement, each FHLB will be required to build its RRE Account to 1% of its total outstanding Consolidated Obligations, which for this purpose is based on the most recent quarter's average carrying value of all Consolidated Obligations, for which an FHLB is the primary obligor, excluding fair value option and hedging adjustments ("Total Consolidated Obligations").

The JCE Agreement further requires each FHLB to submit an application to the Finance Agency for approval to amend its Capital Plan or Capital Plan submission, as applicable, consistent with the terms of the JCE Agreement. Under the JCE Agreement, even if the FHLBs' REFCORP obligation terminates before the Finance Agency has approved all proposed Capital Plan amendments, each FHLB shall commence the required allocation to its RRE Account beginning as of the end of the calendar quarter in which the final REFCORP payments are made by the FHLBs.

The JCE Agreement provides that any quarterly net losses of an FHLB may be netted against its net income, if any, for other quarters during the same calendar year to determine the minimum required year-to-date or annual allocation to its RRE Account. In the event an FHLB incurs a net loss for a cumulative year-to-date or annual period that results in a decrease to the balance of its RRE Account as of the beginning of that calendar year, such FHLB's quarterly allocation requirement will thereafter increase to 50% of quarterly net income until the cumulative difference between the allocations made at the 50% rate and the allocations that would have been made at the regular 20% rate is equal to the amount of the decrease to the balance of its RRE Account at the beginning of that calendar year. Any year-to-date or annual losses must first be allocated to retained earnings that are not restricted in the FHLB's RRE Account until such retained earnings are reduced to a zero balance. Thereafter, any remaining losses may be applied to reduce the balance of the FHLB's RRE Account, but not below a zero balance.

The JCE Agreement also provides that if an FHLB's RRE Account exceeds 1.5% of its Total Consolidated Obligations, such FHLB may transfer amounts from its RRE Account to the non-restricted retained earnings account, but only to the extent that the balance of its RRE Account remains at least equal to 1.5% of the FHLB's Total Consolidated Obligations immediately following such transfer.

Finally, the JCE Agreement provides that during periods in which an FHLB's RRE Account is less than 1% of its Total Consolidated Obligations, such FHLB may pay dividends only from retained earnings that are not restricted in its RRE Account or from the portion of quarterly net income that exceeds the amount required to be allocated to its RRE Account.

The JCE Agreement can be voluntarily terminated by an affirmative vote of two-thirds of the boards of directors of the FHLBs, or automatically, if a change in the Bank Act, Finance Agency regulations, or other applicable law has the effect of: (i) creating any new or higher assessment or taxation on the net income or capital of any FHLB, or requiring the FHLBs to retain a higher level of restricted retained earnings than the amount that is required under the JCE Agreement; or (ii) establishing general restrictions applicable to the payment of dividends by FHLBs that satisfy all relevant capital standards by either (a) requiring a new or higher mandatory allocation of an FHLB's net income to any retained earnings account other than the amount specified in the JCE Agreement, or (b) prohibiting dividend payments from any portion of an FHLB's retained earnings that are not held in its RRE Account.

Upon the voluntarily termination of the JCE Agreement, the requirement to allocate earnings to the RRE Account would cease (with Finance Agency consent for those FHLBs for which a Capital Plan amendment has been approved), but the restrictions on the use of restricted retained earnings will continue until an event that triggers automatic termination occurs or until the FHLBs unanimously agree to remove such restriction (and the Finance Agency approves the termination, for those FHLBs for which a Capital Plan amendment has been approved). If the JCE Agreement is automatically terminated, each FHLB's obligation to make allocations to its RRE Account will terminate and any restrictions on the use of amounts in its RRE Account will be eliminated. For more information, see our Current Report on Form 8-K filed on March 1, 2011.

Mandatorily Redeemable Capital Stock.  At December 31, 2010, we had $658.4 million in capital stock subject to mandatory redemption, a decrease of 13% compared to December 31, 2009. This decrease was primarily due to a repurchase of $123.1 million of excess capital stock and $2.2 million of MRCS that was reclassified to Capital Stock when a non-member stockholder that had acquired stock by purchasing one of our members became a member of our Bank, partially offset by a reclassification of $31.9 million from Capital Stock because of membership changes.  See Note 16 - Capital in our Notes to Financial Statements for additional information on the redemption requests for member capital stock.

Excess Stock. Excess stock is capital stock that is not required as a condition of membership or to support services to members or former members.  In general, the level of excess stock fluctuates with our members' demand for Advances.  Finance Agency regulations prohibit an FHLB from issuing new excess stock if the amount of excess stock outstanding exceeds 1% of the Bank's Total Assets.  At December 31, 2010, our outstanding excess stock of $1.1 billion was equal to 3% of our Total Assets.  Therefore, we are currently not permitted to issue new excess stock, including the payment of stock dividends.

We generally will not redeem or repurchase member capital stock until five years after either the membership is terminated or we receive a notice of withdrawal from membership. If we receive a request to redeem excess stock, we are not required to redeem or repurchase such excess stock until the expiration of the five-year redemption period. However, we reserve the right to repurchase, and have repurchased, excess stock from a member, without a member request and at our discretion, upon 15 days' notice to the member.

On November 18, 2010, we repurchased $249.4 million of excess stock, consisting of $126.3 million of Capital Stock and $123.1 million of MRCS, on a pro rata basis from all but one shareholder with excess stock, in accordance with our Capital Plan dated September 19, 2002 (as amended).

The following table presents the composition of our excess stock ($ amounts in millions):

Excess Stock	December 31, 2010	December 31, 2009
Member capital stock not subject to redemption requests	$449	$465
Member capital stock subject to redemption requests (1)	130	131
MRCS subject to redemption (1)	559	608
Total excess capital stock	$1,138	$1,204

(1)	This amount does not include capital stock or MRCS that is still supporting outstanding credit products.

Off-Balance Sheet Arrangements

The following table summarizes our off-balance-sheet arrangements ($ amounts in millions):

Notional amount	December 31, 2010	December 31, 2009
Standby letters of credit outstanding (1)	$527	$590
Unused lines of credit	762	171
Commitments to fund additional Advances	16	38
Commitments to fund or purchase mortgage loans	57	38
Unsettled CO Bonds, at par (2)	412	1,995
Unsettled Discount Notes, at par	—	—

(1)	We had no outstanding commitments to issue standby letters of credit at December 31, 2010, and 2009.
(2)	Unsettled CO Bonds of $250.0 million and $1.7 billion were hedged with associated interest-rate swaps at December 31, 2010, and 2009, respectively.

A standby letter of credit is a financing arrangement between us and one of our members that is executed for a fee. If we are required to make payment on a beneficiary's draw, the payment amount is converted into a collateralized Advance to the member. The original terms of these standby letters of credit, including related commitments, range from less than three months to 20 years, including a final expiration in 2,029.

Lines of credit allow members to fund short-term cash needs without submitting a new application for each request for funds. The increase in unused lines of credit is primarily due to modifications that we made to the fees and terms of our Overdraft Line of Credit product in order to make it more attractive to all of our members.

We only record a liability for Consolidated Obligations on our Statements of Condition for the proceeds we receive from the issuance of those Consolidated Obligations. In addition, each FHLB is jointly and severally liable for the payment of all Consolidated Obligations of all of the FHLBs. Accordingly, should any FHLB be unable to repay its participation in the Consolidated Obligations, each of the other FHLBs could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency. No FHLB has had to assume or pay the Consolidated Obligations of another FHLB.

The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBs. The FHLBs have no control over the amount of the guaranty or the determination of how each FHLB would perform under the joint and several liability. Because the FHLBs are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for each of the FHLBs Consolidated Obligations, our joint and several obligations are excluded from the initial recognition and measurement provisions of the Guarantees topic of the FASB Codification. Accordingly, we do not recognize a liability for our joint and several obligations related to Consolidated Obligations issued for the benefit of other FHLBs. The par amounts of the FHLBs outstanding Consolidated Obligations, including Consolidated Obligations held by other FHLBs, were approximately $796.4 billion and $930.6 billion at December 31, 2010, and 2009, respectively.

Contractual Obligations

Consolidated Obligations are the joint and several debt obligations of the 12 FHLBs and consist of CO Bonds and Discount Notes. Consolidated Obligations represent the primary source of liabilities used to fund Advances, MPP and investments. As noted under "Risk Management," we use debt with a variety of maturities and option characteristics to manage our duration of equity. We make extensive use of interest-rate swap transactions, executed in conjunction with specific Consolidated Obligation debt issues, to synthetically reconfigure funding terms and costs.

The following table presents the payments due or expiration terms by specified contractual obligation type. Long-term debt is reported at par and based on contractual maturities and excludes Discount Notes due to their short-term nature ($ amounts in millions). See "Liquidity and Capital Resources - Capital Resources" herein for more information on MRCS.

December 31, 2010	< 1 year	1 to 3 years	3 to 5 years	> 5 years	Total
Contractual Obligations:
Long-term debt	$15,976	$5,488	$3,358	$6,957	$31,779
Operating leases	—	—	—	—	—
Commitments to fund or purchase mortgage loans	57	—	—	—	57
Benefit payments (1)	2	1	1	4	8
MRCS	115	335	208	—	658
Total	$16,150	$5,824	$3,567	$6,961	$32,502

(1)
Amounts represent estimated future benefit payments due in accordance with the Bank's Supplemental Executive Retirement Plan. See Note 17 - Employee and Director Retirement and Deferred Compensation Plans in our Notes to Financial Statements for more information.

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

We have identified five accounting policies that we believe are critical because they require management to make particularly difficult, subjective, and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions.  These policies are:

•	OTTI Analysis;

•	Provision for Credit Losses;

•	Accounting for Derivatives and Hedging Activities;

•	Fair Value Estimates; and

•	Accounting for Premiums and Discounts and Other Costs Associated with Originating or Acquiring Mortgage Loans, MBS, and ABS.

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

To ensure consistency in the determination of OTTI for Private-label MBS and ABS (including manufactured housing and home equity ABS) among all FHLBs, the FHLBs enhanced the overall OTTI process in 2009 by implementing a system-wide governance committee ("FHLB OTTI Governance Committee") and establishing a formal process to determine the key OTTI modeling assumptions used for purposes of our cash flow analyses for substantially all of these securities. The FHLB OTTI Governance Committee charter provides a formal process by which the FHLBs can provide input on and approve the assumptions. The methods and assumptions evaluated and approved by the FHLB OTTI Governance Committee were based on recommendations developed primarily by the FHLB of San Francisco for prime and Alt-A MBS and by the FHLB of Chicago for subprime MBS.

We select all of our Private-label MBS and ABS investments to be evaluated using the FHLBs' common framework and approved assumptions. For certain Private-label MBS and ABS investments where underlying collateral data is not readily available, alternative procedures as determined by each FHLB are used to assess these securities for OTTI (one manufactured housing investment, representing an unpaid principal balance of $19.0 million at December 31, 2010, for us).

Our evaluation includes estimating the cash flows that we are likely to collect based on an assessment of the structure of each security and certain assumptions such as:

•	the remaining payment terms for the security;

•	prepayment speeds and default rates;

•	loss severity on the collateral supporting our security based on underlying loan-level borrower and loan characteristics;

•	expected housing price changes; and

•	interest-rate assumptions.

Our cash-flow analysis uses two third-party models. The first third-party model considers borrower characteristics and the particular attributes of the loans underlying our securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant modeling assumption in the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas ("CBSA"), which are based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. Our housing price forecast assumes CBSA level current-to-trough home price declines ranging from 1% to 10% over the 3- to 9-month period beginning October 1, 2010. Thereafter, home prices are projected to recover using one of five different recovery paths that vary by housing market.  Under those recovery paths, home prices are projected to increase within a range of 0% to 2.8% in the first year, 0% to 3.0% in the second year, 1.5% to 4.0% in the third year, 2.0% to 5.0% in the fourth year, 2.0% to 6.0% in each of the fifth and sixth years, and 2.3% to 5.6% in each subsequent year.

The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults, and loss severities, are then input into a second third-party model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and therefore the results of these models can vary significantly with changes in assumptions and expectations. The projected cash flows based on the model approach described above reflect the most reasonable estimate and include a base case current-to-trough housing price forecast and a base case housing price recovery path.

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

This more stressful scenario was based on a housing price forecast that was 5 percentage points lower at the trough than the base case scenario, followed by a flatter recovery path.  Under this scenario, current-to-trough home price declines were projected to range from 6% to 15% over the 3- to 9-month period beginning October 1, 2010.  Thereafter, home prices were projected to increase within a range of 0% to 1.9% in the first year, 0% to 2.0% in the second year, 1.0% to 2.7% in the third year, 1.3% to 3.4% in the fourth year, 1.3% to 4.0% in each of the fifth and sixth years, and 1.5% to 3.8% in each subsequent year.

The following table shows the base case scenario and what the impact on OTTI would have been under the more adverse home price scenario for the quarter ended December 31, 2010 ($ amounts in millions):

	For the Quarter Ended December 31, 2010
				Number of
			Impairment	Securities		Estimated
			Related to	Impaired		Credit Loss
			Credit Loss	Using		Using
	Number of	Unpaid	Included in	Adverse	Unpaid	Adverse
	Securities	Principal	Statement	Housing Price	Principal	Housing Price
NRSRO Classification (1)	Impaired	Balance	of Income	Scenario	Balance	Scenario
Prime	4	$159	$2	12	$725	$12
Alt-A	2	53	—	2	53	2
Total	6	$212	$2	14	$778	$14

(1)
While there is no universally accepted definition of prime, Alt-A or subprime underwriting standards, MBS and ABS are classified as prime, Alt-A or subprime based on the originator's classification at the time of origination or based on classification by an NRSRO upon issuance.

Additional information about OTTI of our Private-label MBS and ABS is provided in "Risk Management - Credit Risk Management - Investments" herein, and in Note 7 - Other-than-Temporary Impairment Analysis in our Notes to Financial Statements.

Provision for Credit Losses

Credit Services.  We are required by Finance Agency regulation to obtain sufficient collateral on credit services to protect against losses and to accept only certain collateral, such as residential mortgage loans, U.S. government or government agency securities, ORERC, and deposits. At December 31, 2010, and 2009, we had rights to collateral, either loans or securities, on a member-by-member basis, with an estimated fair value in excess of outstanding credit services. Based on the collateral held as security, our credit extension and collateral policies, management's credit analysis and the repayment history on credit services, no allowance for losses on credit services is deemed necessary by management nor was a liability recorded to reflect an allowance for credit losses for off-balance sheet credit exposures.

Mortgage Loans Acquired under the MPP. We acquire both FHA and conventional fixed-rate mortgage loans under the MPP. FHA loans are government-guaranteed and, consequently, we have determined that no allowance for losses is deemed necessary for such loans. Conventional loans, in addition to having the related real estate as collateral, are also credit-enhanced by PMI (if applicable), the member's LRA, and SMI (if applicable) before we would have a credit loss obligation. Our pool aggregation program has the effect of creating a larger population of loans over which the risk of loss can be spread.

Our loan loss reserve policy requires management to determine if it is probable that impairment has occurred in the mortgage loan portfolio as of the Statements of Condition dates and the amount of loss can be reasonably estimated. Probable impairment is defined as the point at which we determine, using current and historical information and events, that we will be unable to collect all principal and interest contractually due under each loan agreement. We have developed a systematic approach for reviewing the adequacy of the allowance for credit losses. Using this methodology, we perform a review designed to identify probable impairment as well as compute a reasonable estimate of loss, if any. This quarterly review includes:

•	considering specific delinquent conventional loans, which are collectively evaluated for impairment within each pool;

•	reviewing the estimated liquidation value of real estate collateral held and the amount of other credit enhancements, including PMI, LRA, and SMI in each pool;

•
reviewing the total exposure associated with each pool, including the unpaid principal balance remaining, interest owed on the delinquent loans to date, and other estimated costs associated with maintaining and disposing the collateral;

•	reviewing any limitations associated with stop-loss SMI coverage on each pool, where applicable;

•	reviewing current economic trends and conditions, comparing delinquency trends to industry reported data, and reviewing historical default experience; and

•
evaluating the pools based on current and historical information and events and determining the necessary allowance for loans deemed to have a probable impairment after taking into consideration the estimated liquidation value of the real estate collateral held and the amount of the other credit enhancements, including the PMI, LRA, and SMI.

During 2010, we had net credit losses of $0.4 million in excess of the credit enhancements on the MPP portfolio. Based on our analysis, using an estimated liquidation value at December 31, 2010, and 2009, of approximately 54% and 55%, respectively, of the original appraised value further reduced by estimated liquidation costs, and after consideration of PMI, LRA, and SMI, we recorded $0.5 million of allowance for loan losses on our conventional mortgage loans at December 31, 2010. We recorded no allowance at December 31, 2009. We have also performed our loan loss allowance analysis under multiple scenarios whereby we changed various assumptions and have concluded that a worsening of those assumptions down to a 50% estimated liquidation value would have increased our allowance to approximately $3.0 million at December 31, 2010.

Accounting for Derivatives and Hedging Activities

All derivatives are recorded in the Statements of Condition at their fair values. Changes in the fair value of our derivatives are recorded in current period earnings regardless of how fair value changes in the assets or liabilities being hedged may be treated. Therefore, even though derivatives are used to mitigate market risk, derivatives introduce the potential for earnings volatility. Specifically, a mismatch can exist between the timing of income and expense recognition from assets or liabilities and income effects of derivative instruments positioned to mitigate market risk associated with those assets or liabilities. Therefore, during periods of significant changes in interest rates and due to other market factors, our earnings may experience greater volatility.

Generally, we strive to use derivatives that effectively hedge specific assets or liabilities and qualify for fair-value hedge accounting. Fair-value hedge accounting allows for offsetting changes in fair value attributable to the hedged risk in the hedged item to also be recorded in the current period through either of two generally acceptable accounting methods:

•
Short-cut method. Certain highly effective hedges that use interest-rate swaps as the hedging instrument and that meet certain criteria can qualify for short-cut fair-value hedge accounting. Short-cut accounting allows for the assumption of no ineffectiveness, which means the fair value change in the hedged item can be assumed to be equal and offsetting to the fair value change in the derivative. Effective April 1, 2008, we no longer apply the short-cut method to any new hedging relationships. All hedging relationships entered into prior to April 1, 2008, that were accounted for under the short-cut method remain, provided they continue to meet the assumption of effectiveness.

•
Long-haul method. For all hedges entered into after March 31, 2008, and earlier hedges that did not qualify for short-cut treatment, the fair value change in the hedged item must be measured separately from the derivative, and effectiveness testing must be performed. The results of this effectiveness testing must be within established tolerances to qualify for the long-haul method. The effectiveness test is performed both at the hedge's inception and on a quarterly basis thereafter, using regression or statistical analyses. We intentionally match the terms between the derivative and the hedged item. Should effectiveness testing fail and the hedge no longer qualify for hedge accounting, the derivative would be adjusted to fair value through current earnings without any offset related to the hedged item.

Although the majority of our derivatives qualify for fair-value hedge accounting, we carry certain derivatives that do not qualify for fair-value hedge accounting or other economic hedges for asset/liability management purposes. The changes in the fair value of these derivatives designated as economic hedges are recorded in current period earnings with no offset for the change in fair value of the hedged item.

In accordance with Finance Agency regulations and policies, we have executed all derivatives to reduce market risk exposure, not for speculation or solely for earnings enhancement. All outstanding derivatives hedge specific assets, liabilities, or mandatory delivery contracts under the MPP, or are stand-alone derivatives used for asset/liability management purposes.

The use of estimates based on market prices to determine the derivative's fair value can have a significant impact on current period earnings for all hedges, both those in fair-value hedging relationships and those in economic hedging relationships. Although this estimation and valuation process can cause earnings volatility during the periods the derivative instruments are held, the estimation and valuation process for hedges that qualify for fair-value hedge accounting does not have any net long-term economic effect or result in cash flows if the derivative and the hedged item are held to maturity. Since these fair values fluctuate throughout the hedge period and eventually return to zero (or par value) on the maturity date, the effect of such adjustments is normally only a timing issue.

Fair Value Estimates

We carry certain assets and liabilities on the Statement of Condition at fair value, including investments classified as AFS, certain HTM (on a non-recurring basis), Rabbi Trust assets, and all derivatives. We define "fair value" as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date, or an exit price.

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

We categorize our financial instruments carried at fair value into a three-level hierarchy. The valuation hierarchy is based upon the transparency (observable or unobservable) of inputs to the valuation of an asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Bank's market assumptions. Level 1 instruments are those for which inputs to the valuation methodology are observable inputs that are derived from quoted prices (unadjusted) for identical assets or liabilities in active markets.  Level 2 instruments are those for which inputs are observable inputs, either directly or indirectly, that include quoted prices for similar assets and liabilities.  Finally, Level 3 instruments are those for which inputs are unobservable or are unable to be corroborated by external market data. We utilize valuation techniques that, to the extent possible, use observable inputs in our valuation models. Described below are our fair value measurement methodologies and level classification for assets and liabilities carried at fair value on the Statements of Condition:

•
AFS — The fair values of our non-MBS assets fall within the Level 2 hierarchy as they are based on executable prices for identical assets. We consider the assets to trade in markets where there is not enough volume or depth to be considered active. The fair values of our MBS assets fall within the Level 3 hierarchy based on the current lack of significant market activity for private-label RMBS.

•
Rabbi Trust assets — The estimated fair values of our Rabbi Trust assets (included in Other Assets) fall within the Level 1 hierarchy and are based on quoted market prices for identical assets in an active market.

•
Derivative Assets and Derivative Liabilities — The estimated fair values of our derivative assets and liabilities fall within the Level 2 hierarchy and are based on widely accepted valuation models that utilize market observable valuation inputs such as the U.S. dollar swap curve and U.S. dollar swaption values with the valuation inputs and techniques remaining consistent with those used in previous periods. We use the mid-point in the bid/ask range as a practical expedient. Additionally, derivative market values are corroborated through quotes provided by the derivative counterparties and significant differences are investigated.

•
We measure certain HTM at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances (e.g., when there is evidence of OTTI).

Accounting for Premiums and Discounts and Other Costs Associated with Originating or Acquiring Mortgage Loans, MBS, and ABS

When we purchase mortgage loans under our MPP or purchase MBS or ABS, we may not pay the seller the exact amount of the unpaid principal balance. If we pay more than the unpaid principal balance, and purchase the mortgage assets at a premium, the premium reduces the yield we recognize on the assets below the coupon amount. Conversely, if we pay less than the unpaid principal balance, and purchase the mortgage assets at a discount, the discount increases the yield above the coupon amount.

Similarly, gains and losses associated with terminated fair-value hedges are included in the carrying value of the mortgage loan and amortized accordingly. Losses are accreted along with discounts, while gains are amortized along with premiums to increase or decrease the coupon yield on the mortgage loan.

The amortization/accretion associated with MPP mortgage loans, MBS, and ABS is recognized in current period earnings as a decrease/increase to Interest Income. An offsetting adjustment is made to the asset's net carrying value.

We defer and amortize/accrete premiums/discounts and gains/losses into Interest Income over the estimated life of the assets using the level-yield method. To arrive at this recognition:

•
individual mortgage assets are purchased with a premium or discount under the MPP according to the executed mandatory delivery contract. These individual mortgage assets are then aggregated into multiple portfolios, called pools, according to common characteristics such as coupon interest rate, final original maturity (typically 15 or 30 years), calendar quarter and year purchased, and the type of mortgage (i.e., conventional or FHA); gains/losses associated with terminated fair value hedges are aggregated similarly to the MPP mortgages;

•	premiums and discounts paid on each MBS or ABS are analyzed as a separate pool;

•	the projected prepayment speeds of each pool of mortgage assets (both MPP and MBS or ABS) are used to estimate all cash flows, including interest and return of principal;

•	the internal rate of return (level-yield) is calculated, after factoring in actual and estimated future prepayments, and applied to the amount of original premium/discount at acquisition date; and

•
a cumulative current period adjustment is made to adjust retrospectively the accumulated premium/discount for the pool to the amount required as if the new projected prepayments had been known since the original acquisition date of the mortgage assets.

The projected prepayments, therefore, may have a material impact on the calculation of the amortization of certain premiums and discounts. The periodic retrospective adjustments, in an uncertain interest rate market, can be the source of income volatility in the MPP and MBS/ABS portfolios.

Projected prepayment speeds for mortgage assets are based on monthly implied forward interest rates. We use implied forward interest rates because they are the market's consensus of future interest rates; they are the default set of interest rates used to price and value financial instruments; and they are the interest rates that can be hedged with various instruments. We use a nationally-recognized prepayment model to project prepayment speeds.

The following table shows the impact to Interest Income for the three months ended December 31, 2010, for both MPP and MBS/ABS assuming a 25% and 50% increase in projected prepayment speeds and a 25% and 50% decrease in projected prepayment speeds ($ amounts in millions):

	25%	50%	25%	50%
Portfolio	Increase	Increase	Decrease	Decrease
MPP	$(2)	$(3)	$2	$5
MBS/ABS	—	(1)	—	—

Recent Accounting and Regulatory Developments

Accounting Developments

See Note 2 - Recently Adopted and Issued Accounting Guidance in our Notes to Financial Statements for a description of how recent accounting developments may impact our results of operations or financial condition.

Legislative and Regulatory Developments

The legislative and regulatory environment for the FHLBs has been one of profound change during the period covered by this report, the most notable of which was the enactment of the Dodd-Frank Act on July 21, 2010. Further, the issuance of several proposed and final regulations from the Finance Agency as well as from other financial regulators, such as the FDIC, added to the climate of rapid regulatory change. The FHLBs expect 2011 to involve additional, significant legislative and regulatory changes as financial regulators issue proposed and/or final rules to implement the Dodd-Frank Act and proposals for GSE housing reform are introduced.

Dodd-Frank Act. The Dodd-Frank Act, among other things: (i) creates an interagency Oversight Council that is charged with identifying and regulating systemically important financial institutions; (ii) regulates the over-the-counter derivatives market; (iii) imposes new executive compensation proxy and disclosure requirements; (iv) establishes new requirements for MBS, including a risk-retention requirement; (v) reforms the NRSROs; (vi) makes a number of changes to the federal deposit insurance system, including making permanent the temporary increase in the standard maximum deposit insurance amount of $250,000; and (vii) creates the Consumer Financial Protection Bureau ("CFPB"). Although the FHLBs were exempted from several notable provisions of the Dodd-Frank Act, the FHLBs' business operations, funding costs, rights, obligations, and/or the environment in which the FHLBs carry out their housing finance mission are likely to be affected by the Dodd-Frank Act. Certain regulatory actions resulting from the Dodd-Frank Act that may have an important effect on the FHLBs are summarized below, although the full effect of the Dodd-Frank Act will become known only after the required regulations, studies and reports are issued and finalized.

New Requirements for the FHLBs' Derivatives Transactions. The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those used by the FHLBs to hedge their interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. These cleared trades are expected to be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing swaps may reduce counterparty credit risk, the margin requirements for cleared trades have the potential of making derivative transactions more costly and less attractive as risk management tools for the FHLBs.

The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements ("uncleared trades"). While the FHLBs expect to continue to enter into uncleared trades on a bilateral basis, those trades are expected to be subject to new regulatory requirements, including new mandatory reporting requirements and new minimum margin and capital requirements imposed by bank and other federal regulators. Any of these margin and capital requirements could adversely affect the liquidity and pricing of certain uncleared derivative transactions entered into by the FHLBs, making uncleared trades more costly and less attractive as risk management tools for the FHLBs.

The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as "swap dealers" or "major swap participants" with the Commodity Futures Trading Commission ("CFTC") and/or the SEC. Based on the definition in the proposed rules jointly issued by the CFTC and SEC, it seems unlikely that the FHLBs will be required to register as a major swap participant, although registration remains a possibility. It also seems unlikely that the FHLBs will be required to register as a swap dealer for the derivative transactions that each of them enter into with dealer counterparties for the purpose of hedging and managing its interest-rate risk, which constitute the great majority of the FHLBs' derivative transactions. However, based on the proposed rules, it is possible that an FHLB could be required to register with the CFTC as a swap dealer based on the intermediated "swaps" that it enters into with its members.

It is also unclear how the final rule will treat the embedded derivatives in Advances to FHLB members, such as caps and floors. The scope of the term "swap" in the Dodd-Frank Act has not yet been addressed in proposed rules. Accordingly, it is not known at this time whether certain transactions between any of the FHLBs and its members will be treated as "swaps." Depending on how the terms "swap" and "swap dealer" are finally defined in the rules, the FHLBs may be faced with the business decision of whether to continue to offer "swaps" to members if those transactions would require that FHLB to register as a swap dealer. Although our policies permit us currently to enter into intermediated swaps with our members, we have no such swaps outstanding as of March 18, 2011.

Designation as a swap dealer would subject that FHLB to significant additional regulation and cost, including without limitation registration with the CFTC, new internal and external business conduct standards, additional reporting requirements and additional swap-based capital and margin requirements. Even if an FHLB is designated as a swap dealer, the proposed rule would permit that FHLB to apply to the CFTC to limit such designation to those specified activities as to which that FHLB is acting as a swap dealer. Thus, the hedging activities of an FHLB may not be subject to the full requirements that are generally imposed on traditional swap dealers.

The FHLBs are actively participating in the development of the regulations under the Dodd-Frank Act by formally commenting to the regulators regarding a variety of the rulemakings that could affect the FHLBs. It is not expected that final rules implementing the Dodd-Frank Act will become effective until the latter half of 2011, and delays beyond that time are possible.

Regulation of Certain Non-bank Financial Companies

Federal Reserve Proposed Rule on Regulatory Oversight of Non-bank Financial Companies. On February 11, 2011, the Federal Reserve issued a proposed rule that would define certain key terms used to determine which non-bank financial companies will be subject to the Federal Reserve's regulatory oversight. The proposed rule provides that a company is "predominantly engaged in financial activities" if:

•	the annual gross financial revenue of the company represents 85 percent or more of the company's gross revenue in either of its two most recent completed fiscal years; or

•	the company's total financial assets represent 85 percent or more of the company's total assets as of the end of either of its two most recently completed fiscal years.

Comments on this proposed rule are due by March 30, 2011.

Our Bank would be predominantly engaged in financial activities under either prong of the proposed test. In pertinent part to the FHLBs, the proposed rule also defines "significant non-bank financial company" to mean a non-bank financial company that had $50 billion or more in total assets as of the end of its most recently completed fiscal year. If an individual FHLB is determined to be a non-bank financial company subject to the Federal Reserve's regulatory oversight, then that FHLB's operations and business may be adversely affected by such oversight.

Oversight Council Notice of Proposed Rulemaking on Authority to Supervise and Regulate Certain Non-bank Financial Companies. On January 26, 2011, the Oversight Council issued a proposed rule that would implement the Oversight Council's authority to subject non-bank financial companies to the supervision of the Federal Reserve and certain prudential standards. The proposed rule defines "non-bank financial company" broadly enough to likely cover the FHLBs. Also, under the proposed rule, the Oversight Council will consider certain factors in determining whether to subject a non-bank financial company to supervision and prudential standards. Some factors identified include the availability of substitutes for the financial services and products the entity provides as well as the entity's size, interconnectedness with other financial firms, leverage, liquidity risk, maturity mismatch and existing regulatory scrutiny. If one or more of the FHLBs are determined to be non-bank financial companies subject to the Oversight Council's regulatory requirements, then the FHLBs' operations and business are likely to be affected. Comments on this proposed rule were due by February 25, 2011.

Oversight Council Recommendations on Implementing the Volcker Rule. In January 2011, the Oversight Council issued recommendations for implementing certain prohibitions on proprietary trading, commonly referred to as the Volcker Rule. Institutions subject to the Volcker Rule may be subject to various limits with regard to their proprietary trading and various regulatory requirements to ensure compliance with the Volcker Rule. If the FHLBs are subject to the Volcker Rule, then each FHLB may be subject to additional limitations on the composition of its investment portfolio beyond Finance Agency regulations. These limitations may potentially result in less profitable investment alternatives. Further, complying with related regulatory requirements would likely increase the FHLBs' regulatory burden and incremental costs. The FHLB System's Consolidated Obligations generally are exempt from the operation of this rule, subject to certain limitations, including the absence of conflicts of interest and certain financial risks.

FDIC Regulatory Actions

FDIC Final Rule on Assessment System.  On February 25, 2011, the FDIC issued a final rule to revise the assessment system applicable to FDIC-insured financial institutions.  The rule, among other things, implements a provision in the Dodd-Frank Act to redefine the assessment base used for calculating deposit insurance assessments.  Specifically, the rule changes the assessment base for most institutions from adjusted domestic deposits to average consolidated total assets minus average tangible equity.  Once this rule takes effect on April 1, 2011, FHLB Advances will be included in their members' assessment base.  The rule also eliminates an adjustment to the base assessment rate paid for secured liabilities, including FHLB Advances, in excess of 25% of an institution's domestic deposits because these are now part of the assessment base.  This rule may negatively affect demand for FHLB Advances to the extent that these assessments increase the cost of advances for some members.

FDIC Interim Final Rule on Dodd-Frank Act Orderly Liquidation Resolution Authority. On January 25, 2011, the FDIC issued an interim final rule on how the FDIC would treat certain creditor claims under the new orderly liquidation authority established by the Dodd-Frank Act. The Dodd-Frank Act provides for the appointment of the FDIC as receiver for a financial company, not including FDIC-insured depository institutions, in instances where the failure of the company and its liquidation under other insolvency procedures (such as bankruptcy) would pose a significant risk to the financial stability of the United States. The interim final rule provides, among other things:

•	a valuation standard for collateral on secured claims;

•	that all unsecured creditors must expect to absorb losses in any liquidation and that secured creditors will only be protected to the extent of the fair value of their collateral;

•	a clarification of the treatment for contingent claims; and

•	that secured obligations collateralized with U.S. government obligations will be valued at fair market value.

Comments on this interim final rule are due by March 28, 2011.

FDIC Final Rule on Unlimited Deposit Insurance for Non-Interest-Bearing Transaction Accounts. On November 15, 2010, the FDIC issued a final rule providing for unlimited deposit insurance for non-interest-bearing transaction accounts from December 31, 2010 until January 1, 2013. Deposits are a source of liquidity for FHLB members, and a rise in deposits, which may occur as a result of the FDIC's unlimited support of non-interest-bearing transaction accounts, tends to weaken member demand for FHLB Advances.

GSE Housing Reform. On February 11, 2011, the U.S Departments of the Treasury and HUD issued jointly a report to Congress on Reforming America's Housing Finance Market. The report's primary focus is on providing options for the long-term structure of housing finance involving Fannie Mae and Freddie Mac. In addition, the Administration noted it would work, in consultation with the Finance Agency and Congress, to restrict the areas of mortgage finance in which Fannie Mae, Freddie Mac and the FHLBs operate so that overall government support of the mortgage market will be substantially reduced over time.

Although the FHLBs are not the primary focus of this report, they are recognized as playing a vital role in helping smaller financial institutions access liquidity and capital to compete in an increasingly competitive marketplace. The report sets forth the following possible limitations for the FHLB System, which would:

•	focus the FHLBs on small- and medium-sized financial institutions;

•	restrict membership by allowing each institution eligible for membership to be an active member in only a single FHLB;

•	limit the level of outstanding Advances to individual members; and

•	reduce FHLB investment portfolios and alter their composition, to better serve the FHLBs' mission of providing liquidity and access to capital for insured depository institutions.

If housing legislation is enacted incorporating these requirements, the FHLBs could be significantly limited in their ability to make Advances to their members and subject to additional limitations on their investment authority.

The report also supports exploring additional means to provide funding to housing lenders, including potentially the development of a covered bond market. Covered bonds are debt instruments issued by banks and collateralized by specific pools of asset (home mortgages or, in the U.S., AAA-rated MBS). A developed covered bond market could compete with FHLB Advances.

Additionally, the report sets forth various reforms for Fannie Mae and Freddie Mac, each of which would ultimately wind down those entities.  The FHLBs have traditionally allocated a significant portion of their investment portfolio to investments in Fannie Mae and Freddie Mac debt securities.  Accordingly, FHLB investment strategies would likely be affected by a winding down of those entities.  To the extent that Fannie Mae and Freddie Mac wind down or limit the amount of mortgages they purchase, FHLB members may determine to increase their mortgage loans held for portfolio which could potentially increase demand for FHLB Advances. Alternatively, members may determine to increase their sales of conforming mortgages using our MPP. The potential effect of GSE reform on the government agency debt market is unknown at this time. In any case, the effect of housing GSE reform on the FHLBs will depend on the content of legislation that is enacted to implement housing GSE reform.

Finance Agency Regulatory Actions

Final Rules

Office of the Ombudsman.   On February 10, 2011, the Finance Agency issued a final rule concerning the establishment of the Office of the Ombudsman.  This office is responsible for considering complaints and appeals from Fannie Mae, Freddie Mac, the FHLBs (collectively, the "regulated entities"), the Office of Finance, and any person that has a business relationship with a regulated entity or the Office of Finance, regarding any matter relating to the Finance Agency's regulation and supervision of the regulated entities or the Office of Finance.  This final rule became effective on March 14, 2011.

Office of Minority and Women Inclusion. On December 28, 2010, the Finance Agency issued a final rule requiring each of the FHLBs and Office of Finance to promote diversity and the inclusion of women, minorities and individuals with disabilities in all activities. The rule requires each FHLB to either establish an Office of Minority and Women Inclusion or designate an office to be responsible for carrying out this rule's requirements at every level of the organization including management, employment and contracting. Additionally, the rule requires each of the FHLBs and Office of Finance to make certain periodic reports on its compliance to the Director of the Finance Agency. We expect that complying with the rule will increase our regulatory burden and incremental costs. This rule became effective on January 27, 2011.

Finance Agency Final Rule on FHLB Housing Goals. On December 27, 2010, the Finance Agency issued a final rule on the FHLB housing goals. The final rule establishes three single-family owner-occupied purchase money mortgage goals and one single-family refinancing mortgage goal applicable to the FHLBs' purchases of single-family owner-occupied mortgages, if any, under their Acquired Member Asset ("AMA") programs, consistent with the single-family housing goals for Fannie Mae and Freddie Mac. An FHLB will be subject to the housing goals if its AMA-approved mortgage purchases in a given year exceed a volume threshold of $2.5 billion. In 2010, our AMA-approved mortgage purchases under our MPP totaled $1.1 billion, so it is unlikely that we will be subject to these housing goals for 2011.

An FHLB that is subject to the housing goals will be in compliance with a housing goal if its performance under the housing goal meets or exceeds the share of the market that qualifies for the housing goal, as established annually by the Finance Agency for each FHLB district, based on certain criteria. In addition, the FHLB shall be subject to goals for low-income families, low-income areas, and very low-income families housing based on the percentage share of such Bank's total purchases of purchase money AMA-approved mortgages on owner-occupied single-family housing that consists of mortgages for such families and areas. This requirement also extends to purchases of refinancing AMA-approved mortgages for low-income families. The Finance Agency has outlined requirements for measuring and receiving credit toward achievement of these goals. Each FHLB is required to assist the Finance Agency in monitoring its housing goal activities by compiling loan-level data on each AMA-approved mortgage purchase. If the Director determines that an FHLB has failed to meet any housing goal and that achievement of the goal was feasible, the Director may require the FHLB to submit a housing plan for approval.

Use of Community Development Loans by CFIs to Secure Advances and Secured Lending to FHLB Members and Their Affiliates. On December 9, 2010, the Finance Agency issued a final rule that, among other things:

•	provides the FHLBs with regulatory authority to accept community development loans as collateral for Advances from CFIs that are members, subject to other regulatory requirements; and

•
codifies the Finance Agency's position that secured lending to a member by an FHLB in any form is an "Advance" and is therefore subject to all requirements applicable to an Advance, including FHLB stock investment requirements.

However, the final rule (i) clarified that it was not intended to prohibit an FHLB's derivatives activities with members or other obligations that may create a credit exposure to an FHLB but that do not arise from that FHLB's lending of cash funds, and (ii) does not include a prohibition on secured transactions with members' affiliates, as was initially proposed. This latter prohibition would have prohibited the FHLBs from entering into many of the repurchase transactions that we currently enter into for liquidity and investment purposes. This rule became effective on January 10, 2011.

Restructuring the Office of Finance. On May 3, 2010, the Finance Agency issued a final regulation restructuring the Office of Finance's board of directors. Among other things, the regulation:

•	increased the size of the board, such that it is now comprised of the twelve FHLB presidents and five independent directors;

•	restructured the audit committee;

•	provided for the creation of other committees;

•	established a method for electing independent directors, along with setting qualifications for these directors; and

•	provided that the method of funding the Office of Finance and allocating its expenses among the FHLBs shall be as determined by policies adopted by the board of directors.

The audit committee may only be comprised of the five independent directors and has been charged with the oversight of the preparation and distribution of the combined financial reports for the FHLBs, ensuring that the scope, form and content of the disclosures are consistent with SEC requirements. Additionally, the audit committee has responsibility to ensure that the FHLBs adopt consistent accounting policies and procedures to the extent necessary for information submitted by the FHLBs to the Office of Finance to be combined to create accurate and meaningful combined financial reports. The rule generally became effective on June 2, 2010.

FHLB Directors' Eligibility, Elections, Compensation and Expenses. On April 5, 2010, the Finance Agency issued a final rule on FHLB director elections, compensation, and expenses.  Regarding elections, the final regulation changes the process by which FHLB directors are chosen after a directorship is re-designated prior to the end of the term as a result of the annual designation of FHLB directorships. Specifically, the re-designation causes the original directorship to terminate at the end of the calendar year and creates a new directorship that will be filled by an election of the members. Regarding compensation, the final rule, among other things: allows FHLBs to pay directors reasonable compensation and reimburse necessary expenses; requires each FHLB to adopt a written compensation policy relating to such compensation and reimbursement of expenses; prescribes certain related reporting requirements; and prohibits payments to FHLB directors who regularly fail to attend board or committee meetings. This rule became effective on May 5, 2010.

Reporting Fraudulent Financial Instruments and Loans. On January 27, 2010, the Finance Agency issued a final regulation, requiring each FHLB to report to the Finance Agency its purchase or sale of fraudulent financial instruments or loans, or financial instruments or loans it suspects are possibly fraudulent. The regulation imposes requirements on the timeframe, format, document retention, and nondisclosure obligations for reporting fraud or possible fraud to the Finance Agency. Each FHLB is also required to establish and maintain adequate internal controls, policies, procedures, and an operational training program to discover and report fraud or possible fraud. The adopting release provides that the regulation will apply to all of the FHLBs' programs and products. Given this scope, this regulation potentially creates significant investigatory and reporting obligations for the FHLBs if they discover or suspect fraudulent financial instruments or loans. The adopting release for the regulation provides that the Finance Agency will issue certain guidance specifying the investigatory and reporting obligations under the regulation. However, this guidance has not yet been issued. The FHLBs will be in a position to assess their obligations after the Finance Agency has issued the guidance. This rule became effective on February 26, 2010.

Finance Agency Rule on Temporary Increases in Minimum Capital Levels.  On March 3, 2011, the Finance Agency issued a final rule effective April 4, 2011, authorizing the Director of the Finance Agency to increase the minimum capital level for an FHLB if the Director determines that the current level is insufficient to address such FHLB's risks.  The rule provides the factors that the Director may consider in making this determination, including:

•	current or anticipated declines in the value of the FHLB's assets;

•	the FHLB's ability to access liquidity and funding;

•	the FHLB's credit, market, operational and other risks;

•	current or projected declines in the FHLB's capital;

•	the FHLB's material non-compliance with regulations, written orders, or agreements;

•	housing finance market conditions;

•	levels of the FHLB's retained earnings;

•	initiatives, operations, products or practices of the FHLB that entail heightened risk;

•	the FHLB's ratio of market value of equity to the par value of capital stock; and/or

•	other conditions as notified by the Director.

The rule provides that the Director shall consider the need to maintain, modify or rescind any such increase no less than every 12 months.  Should an FHLB be required to increase its minimum capital level, such FHLB could need to require additional stock purchases from its members and/or lower or suspend dividend payments to increase retained earnings to satisfy such increase.  Alternatively, the FHLB could try to satisfy the increased requirement by disposing of assets to lower the size of its balance sheet relative to its total outstanding stock; such disposal may adversely impact the FHLB's results of operations and ability to fulfill its mission.

Proposed Rules

Private Transfer Fee Covenants. On February 8, 2011, the Finance Agency issued a proposed rule that would restrict the FHLBs from acquiring, or taking security interests in, mortgages on properties encumbered by certain private transfer fee covenants and related securities. The proposed rule prohibits the FHLBs from purchasing or investing in any mortgages on properties encumbered by private transfer fee covenants, securities backed by such mortgages or securities backed by the income stream from such covenants, unless such covenants are excepted transfer fee covenants. Excepted transfer fee covenants are covenants to pay a private transfer fee to a homeowner association, condominium, cooperative or certain other tax-exempt organizations that use the private transfer fees for the direct benefit of the property. The proposed rule also prohibits the FHLBs from accepting such mortgages or securities as collateral for advances unless such covenants are excepted transfer fee covenants. Pursuant to the proposed rule, the foregoing restrictions would apply only to mortgages on properties encumbered by private transfer fee covenants created on or after February 8, 2011, and to securities backed by such mortgages, and to securities issued after that date and backed by revenue from private transfer fees regardless of when the covenants were created. The FHLBs would be required to comply with the regulation within 120 days of the publication of the final rule. Comments on the proposed rule are due by April 11, 2011.

Voluntary FHLB Mergers. On November 26, 2010, the Finance Agency issued a proposed rule that would establish the conditions and procedures for the consideration and approval of voluntary mergers between FHLBs. Based on the proposed rule, two or more FHLBs may merge provided:

•	the FHLBs have agreed upon the terms of the proposed merger and the board of directors of each such FHLB has authorized the execution of the merger agreement;

•	the FHLBs have jointly filed a merger application with the Finance Agency to obtain the approval of the Director;

•	the Director has granted preliminary approval of the merger;

•	the members of each such FHLB ratify the merger agreement; and

•	the Director has granted final approval of the merger agreement.

Comments on this proposed rule were due by January 25, 2011.

FHLB Liabilities. On November 8, 2010, the Finance Agency issued a proposed rule that would, among other things:

•
reorganize and re-adopt Finance Board regulations dealing with Consolidated Obligations, as well as related regulations addressing other authorized FHLB liabilities and book entry procedures for Consolidated Obligations;

•	implement recent statutory amendments that removed authority from the Finance Agency to issue Consolidated Obligations;

•
specify that the FHLBs issue Consolidated Obligations that are the joint and several obligations of the FHLBs as provided for in the statute rather than as joint and several obligations of the FHLBs as provided for in the current regulation; and

•	provide that Consolidated Obligations are issued under Section 11(c) of the Bank Act rather than under Section 11(a) of the Bank Act.

The adoption of the proposed rule would not have any adverse effect on the FHLBs' joint and several liability for the principal and interest payments on Consolidated Obligations. Comments on this proposed rule were due by January 7, 2011.

Rules of Practice and Procedure for Enforcement Proceedings. On August 12, 2010, the Finance Agency issued a proposed rule that would amend existing regulations implementing stronger Finance Agency enforcement powers and procedures if adopted as proposed. Comments on this proposed rule were due by October 12, 2010.

Conservatorship and Receivership. On July 9, 2010, the Finance Agency issued a proposed rule that would set forth the basic authorities of the Finance Agency when acting as conservator or receiver for any of the entities it regulates, including the FHLBs. The basic authorities set forth in the proposed rule include the authority to enforce and repudiate contracts, establish procedures for conservators and receivers and priorities of claims for contract parties and other claimants, and address whether and to what extent claims by current and former holders of equity interests in the regulated entities will be paid. Comments on this proposed rule were due by September 7, 2010.

FHLB Investments. On May 4, 2010, the Finance Agency issued a proposed regulation that, among other things, requested comment on whether additional limitations on an FHLB's MBS investments, including its private-label MBS investments, should be adopted as part of a final regulation and whether, for private-label MBS investments, such limitations should be based on an FHLB's level of Retained Earnings. Comments on this proposed rule were due by July 6, 2010.

Temporary Increases in Minimum Capital Levels. On February 8, 2010, the Finance Agency issued a proposed regulation that sets forth certain standards and procedures that the Director of the Finance Agency would employ in determining whether to require or rescind a temporary increase in the minimum capital levels for any of the FHLBs. To the extent that the final rule results in an increase in an FHLB's capital requirements, that FHLB's ability to pay dividends and repurchase or redeem capital stock may be adversely impacted. Comments on this proposed rule were due by April 9, 2010.

Advance Notices of Proposed Rulemaking

Use of NRSRO Credit Ratings. On January 31, 2011, the Finance Agency issued an advance notice of proposed rule that would implement a provision in the Dodd-Frank Act that requires all federal agencies to remove regulations that require use of NRSRO credit ratings in the assessment of a security. The notice seeks comment regarding certain specific Finance Agency regulations applicable to FHLBs, including risk-based capital requirements, prudential requirements, investments and Consolidated Obligations. Comments on this advance notice of rulemaking were due on March 17, 2011.

FHLB Members. On December 27, 2010, the Finance Agency issued an advance notice of proposed rulemaking to address its regulations on FHLB membership to ensure such regulations are consistent with maintaining a nexus between FHLB membership and the housing and community development mission of the FHLBs. The notice lists certain alternative approaches relating to that nexus including, among other things:

•	requiring compliance with membership standards on a continuous basis rather than only at the time of admission to membership; and

•	creating additional quantifiable standards for membership.

The FHLBs' results of operations may be adversely affected, due to the reduced business opportunities that would result, if the Finance Agency ultimately issues a regulation that prospectively excludes institutions from becoming FHLB members or precludes existing members from continuing as FHLB members. A number of insurance companies in our district are members of our Bank, and several others are prospective members; thus, we are concerned about any possible adverse effects that any future membership rules may have on our current or prospective insurance company members. Comments on this advance notice of proposed rulemaking are due on March 28, 2011.

Additional Developments

Finance Agency Approval of New Credit Enhancement Structure for MPP - MPP Advantage. The Finance Agency's AMA regulation generally requires us to (i) obtain NRSRO confirmation that we determine for each loan pool the required credit enhancement using a methodology comparable to one used by an NRSRO in similar circumstances, and (ii) establish a level of credit enhancement sufficient to enhance the asset or pool of assets to a credit quality equivalent to that of an instrument having at least the fourth highest credit rating from an NRSRO (collectively, “NRSRO confirmations”). While we continue to determine required credit enhancements in accordance with the AMA regulation, given housing and financial market conditions over the past several quarters and their impact on credit ratings and the mortgage insurance market, we are currently unable to obtain the NRSRO confirmations.

On April 6, 2010, we filed a notice of new business activity ("NBA") with the Finance Agency relating to new MPP business. This NBA plan utilizes a supplemental fixed LRA account for additional credit enhancement for new MPP business consistent with Finance Agency regulations, in lieu of utilizing coverage from an SMI provider. On June 4, 2010, the Finance Agency granted initial approval of our NBA filing, subject to certain conditions that require us to:

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

•	obtain a letter from our independent accountants on the appropriate application of generally accepted accounting principles to the elements of the NBA; and

•
after one year, assess the relative credit risk of the loans structured under the NBA approach (compared to the prior approach), and assess the opportunity to restore an overall pool rating of AA using either approach.

The Finance Agency has waived the NRSRO confirmations requirements of the AMA regulation with respect to our new MPP business, subject to our use of a third-party vendor's validation model in the manner described above. On September 14, 2010, we submitted to the Finance Agency the third-party vendor's comprehensive validation of our use of the NRSRO Model. On November 18, 2010, the Finance Agency concluded that our third-party model validation satisfied the model-validation condition. In addition, the Finance Agency granted final approval of our NBA, subject to certain additional conditions:

•    prior to commencing the new activity, submit written confirmation to the Finance Agency that we have fully addressed the model validation report's recommendations for improving our documentation with respect to our use of the third-party vendor's model; and
•     confirm with the Finance Agency that we have obtained a signed letter from our independent accountants on the appropriate application of GAAP to the elements of the NBA.

We have met these additional conditions, and we continue to fulfill the remaining Finance Agency conditions, described above, for implementing our NBA. Our new MPP program, named "MPP Advantage," became effective on November 30, 2010.

Government Claims Against Mortgage Servicers. On March 3, 2011, a group of federal regulators (including the U.S. Department of Justice, the CFPB, the Federal Trade Commission and the HUD) and the states' attorneys general presented a settlement offer term sheet to some of the nation's largest mortgage servicers concerning foreclosure proceedings, home valuations and loan modifications. Although we cannot predict the outcome of these proceedings, legal or regulatory actions that effectively force mortgage servicers to reduce the outstanding principal balance of, or otherwise restructure, mortgages we have acquired through MPP could reduce the value of those assets. Similarly, such actions could reduce the value of, or increase our losses in, our private label MBS portfolio.

Expiration of Authority to Issue Tax-Exempt Letters of Credit. The FHLBs' authority to issue letters of credit to support non-housing-related tax-exempt state and local bond issuances on behalf of members generally expired on December 31, 2010 in accordance with HERA, although an FHLB may renew a letter of credit issued between the date of enactment of HERA and December 31, 2010.

Basel Committee on Banking Supervision Capital Framework. In September 2010, the Basel Committee on Banking Supervision (the "Basel Committee") approved a new capital framework for internationally active banks. Banks subject to the new regime will be required to have increased amounts of capital with core capital being more strictly defined to include only common equity and other capital assets that are able to fully absorb losses. While it is uncertain how the new capital regime or other standards being developed by the Basel Committee, such as liquidity standards, will be implemented by the U.S. regulatory authorities, the new regime could require some of our members to divest assets in order to comply with the more stringent capital requirements, thereby tending to decrease their need for Advances. Likewise, any new liquidity requirements may also adversely affect member demand for Advances and/or investor demand for Consolidated Obligations.

SEC Final Rule on Money Market Reform. On March 4, 2010, the SEC issued a final rule, amending the rules governing money market funds under the Investment Company Act. These amendments have resulted in tightening certain liquidity requirements on such funds, including: maintaining certain financial instruments for short-term liquidity; reducing the maximum weighted-average maturity of portfolio holdings; and improving the quality of portfolio holdings. The final rule includes overnight FHLB Discount Notes in the definition of "daily liquid assets" and "weekly liquid assets" and will encompass FHLB Discount Notes with remaining maturities of up to 60 days in the definition of "weekly liquid assets." The final rule's requirements became effective on May 5, 2010 unless another compliance date is specified (e.g., daily and weekly liquidity requirements became effective on May 28, 2010).

Risk Management

We have exposure to a number of risks in pursuing our business objectives. These risks may be broadly classified as market, credit, liquidity, operations, and business risks. Market risk is not discussed in this section because it is discussed in detail in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

Active risk management is an integral part of our operations. Our goal is not to eliminate risk, which is an inherent part of our business activities, but to manage risk by setting appropriate limits and developing internal processes to ensure an appropriate risk profile. In the fourth quarter of 2009, we realigned our risk management function to further segregate risk measurement, monitoring, and evaluation from our business units where risk-taking occurs through financial transactions.  We believe this structure enhances our ability to manage Bank-wide risk.

The Finance Agency establishes certain risk-related compliance requirements. In addition, our board of directors establishes compliance requirements that are documented in our RMP, which serves as the key policy to address our exposures to credit, market, liquidity, operations, and business risks.

Effective risk management programs not only include conformance to specific risk management practices through RMP requirements but also the active involvement of our board of directors. Our board of directors has established a Finance Committee that provides focus and direction for our risk management process. Further, pursuant to the RMP, we have established the following internal management committees to focus on risk management, among other duties:

•	Financial Policy Committee

•	consists of senior managers;

•	monitors financial activities and risks;

•	guides strategic direction and tactical initiatives with focus on risk/return tradeoff;

•	reviews proposed financial policy amendments prior to submission to our board of directors; and

•	monitors the activities of the Market Risk Committee and Credit Committee.

•	Market Risk Committee

•	monitors market risk exposure and compliance with policy guidelines;

•	evaluates strategies to manage market risk; and

•	recommends policy enhancements to the Financial Policy Committee.

•	Credit Committee

•	monitors credit exposure from member products, investments, and derivatives;

•	reviews compliance with all credit policies;

•	through member and non-member subcommittees, focuses on applicable risks; and

•	recommends policy enhancements to the Financial Policy Committee.

We have a formal process for the assessment of Bank-wide risk and risk-related issues. Our risk assessment process is designed to identify and evaluate all material risks, including both quantitative and qualitative aspects, which could adversely affect our achievement of financial performance objectives and compliance with applicable requirements. Business unit managers play a significant role in this process, as they are best positioned to understand and identify the risks inherent in their respective operations. Assessments evaluate the inherent risks within each of the key processes and the controls and strategies in place to manage those risks, identify the primary weaknesses, and recommend actions that should be undertaken to address identified weaknesses. The results of these assessments are summarized in an annual risk assessment report, which is reviewed by senior management and our board of directors.

Credit Risk Management

Credit risk is the risk that our members or other counterparties may be unable to meet their contractual obligations to us, or that the values of those obligations will decline as a result of deterioration in our members' or other counterparties' creditworthiness.  Credit risk arises when our funds are extended, committed, invested or otherwise exposed through actual or implied contractual agreements.  We face credit risk on Advances and other credit products, investments, mortgage loans, derivative financial instruments, and AHP grants.

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

Protection is provided via thorough underwriting and establishing a perfected position in eligible assets pledged by the borrower as collateral before Advances are issued. Each member's collateral reporting and control status reflects its financial condition, with our level of control increasing when a borrower's financial performance deteriorates. We continue to evaluate the quality and value of collateral pledged to support Advances and have been working with members to obtain additional loan level detail to achieve better valuations.  Credit analyses are performed on existing borrowers, with the frequency and scope determined by the financial condition of the borrower and/or the amount of our credit products outstanding.

We maintain a credit products borrowing limit of 50% of a member's adjusted assets, defined as total assets less borrowings from all sources. This limit may be waived by the approval of two appropriate officers. Credit underwriting will make a recommendation based upon such factors as the member's credit rating, collateral quality, and earnings stability.  Members whose total credit products exceed 50% of adjusted assets are monitored closely and are reported to senior management on a regular basis. As of December 31, 2010, none of our members had Advances outstanding that exceeded 50% of their adjusted assets.

Concentration. Our credit risk is magnified due to the concentration of Advances in a few borrowers. As of December 31, 2010, our top three borrowers held 36% of total Advances outstanding, at par. Because of this concentration in Advances, we perform frequent credit and collateral reviews on our largest borrowers.  In addition, we analyze the implications to our financial management and profitability if we were to lose the business of one or more of these borrowers.

Overview of Collateral Requirements. We generally require all borrowers to execute a security agreement that grants us a blanket lien on substantially all assets of the member. Our agreements with our borrowers require each borrowing entity to pledge sufficient eligible collateral to us to fully secure all outstanding extensions of credit at all times, including Advances, accrued interest receivable, standby letters of credit, correspondent services, AHP transactions, and all indebtedness, liabilities or obligations arising or incurred as a result of a member transacting business with the Bank. The assets that constitute eligible collateral to secure extensions of credit are set forth in Section 10(a) of the Bank Act. In accordance with the Bank Act, we accept the following assets as collateral:

•	fully disbursed, whole first mortgages on improved residential property (not more than 60 days delinquent), or securities representing a whole interest in such mortgages;

•	securities issued, insured, or guaranteed by the U.S. government or any agency thereof (including, without limitation, MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae);

•	cash or deposits in an FHLB; and

•	ORERC acceptable to us if such collateral has a readily ascertainable value and we can perfect our interest in the collateral.

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

In addition to our internal credit risk management policies and procedures, Section 10(e) of the Bank Act affords any security interest granted to us, by a member or such member's affiliate, priority over the claims or rights of any other party, including any receiver, conservator, trustee, or similar entity that has the rights of a lien creditor, except for claims held by bona fide purchasers for value or by parties that are secured by prior perfected security interests, provided that such claims would otherwise be entitled to priority under applicable law. Moreover, with respect to federally insured depository institution members, our claims are given certain preferences pursuant to the receivership provisions of the Federal Deposit Insurance Act. With respect to insurance company members, however, Congress provided in the McCarran-Ferguson Act of 1945 that state law generally governs the regulation of insurance and shall not be invalidated by federal law unless the federal law expressly regulates the business of insurance. Thus, if a court were to determine that the priority provision of Section 10(e) of the Bank Act conflicts with state insurance law applicable to our insurance company members, the court might then determine that the priority of our security interest would be governed by state law, not Section 10(e). Under these circumstances the "super lien" priority protection afforded to our security interest under Section 10(e) may not fully apply when we lend to such insurance company members.

Collateral Status. We assign members to a collateral status upon joining our Bank after the initial underwriting review. The assignment of a member to a collateral status category reflects, in part, our philosophy of increasing our level of control over the collateral pledged by the member based on our underwriting conclusions and review of conflicting liens. Some members pledge and report collateral under a blanket lien established through the security agreement, while others are placed on specific listings or physical possession status or a combination of the three via a hybrid status. Members may elect a more restrictive collateral status to receive a higher lendable value for their collateral.

The primary features of these three collateral status categories are:

Blanket:

•	only certain financially sound depository institutions are eligible;

•	institutions that have granted a blanket lien to another creditor are ineligible;

•	review and approval by credit services management is required;

•	member retains possession of eligible whole loan collateral pledged to us;

•	member executes a written security agreement and agrees to hold such collateral for our benefit; and

•	member provides quarterly reports of all eligible collateral.

Specific Listings:

•	applicable to depository institutions that demonstrate potential weakness in their financial condition or wish to have lower over-collateralization requirements;

•	may be available to institutions that have granted a blanket lien to another creditor if an inter-creditor or subordination agreement is executed;

•	member retains possession of eligible whole loan collateral pledged to us;

•	member executes a written security agreement and agrees to hold such collateral for our benefit; and

•	member provides loan level detail on the pledged collateral on at least a monthly basis.

Physical Possession:

•	applicable to depository institutions demonstrating less financial strength than those approved for specific listings;

•	required for all de novo institutions, insurance companies, and institutions that have granted a blanket lien to another creditor but have not executed an inter-creditor or subordination agreement;

•	safekeeping for securities pledged as collateral can be with us or a third-party custodian that we have pre-approved; and

•	member provides loan level detail on the pledged collateral on at least a monthly basis.

Credit Services management continually monitors members' collateral reporting status and may require a member to change collateral status based upon deteriorating financial performance, results of on-site collateral reviews, or a high level of borrowings as a percentage of their assets. The blanket lien created by the security agreement remains in place regardless of a member's collateral status.

Collateral Requirements. In order to mitigate the credit risk, market risk, liquidity risk, operational risk and business risk associated with collateral, we apply a discount to the book value or market value of pledged collateral to establish the lending value of the collateral. Collateral that we have determined to contain a low level of risk, such as U.S. government obligations, is discounted at a lower rate than collateral that carries a higher level of risk, such as commercial real estate mortgage loans.  The discount applied to asset classes may vary depending on collateral status, as lower discounts are applied as our levels of information and control over the assets increase. The following table shows our collateral requirements for members on Blanket, Specific Listings and Physical Possession.

	December 31, 2010
	Lendable Values	Average
	Applied to	Effective
Type of Collateral	Collateral (1)	Lendable Value (1)
Blanket:
Single-family mortgage loans	57%-80%	69%
Multi-family mortgage loans	33%-57%	53%
ORERC - Home equity loans/lines of credit	15%-47%	37%
CFI collateral	30%-50%	40%
ORERC - Commercial real estate	15%-50%	42%

Specific Listings:
Single-family mortgage loans	49%-79%	71%
FHA/VA loans	74%-80%	75%
Multi-family mortgage loans	43%-64%	57%
ORERC - Home equity loans/lines of credit	32%-43%	39%
CFI collateral	29%-47%	39%
ORERC - Commercial real estate	35%-56%	52%

Physical Possession (Delivered Collateral):
Cash, U.S. Government/U.S. Treasury securities	91%-100%	96%
U.S. agency securities	85%-95%	94%
U.S. agency MBS/CMOs	89%-95%	94%
Private-label MBS and CMOs	74%-91%	87%
ORERC - CMBS	74%-87%	81%
Single-family mortgage loans	34%-79%	67%
FHA/VA loans	73%-79%	77%
Multi-family mortgage loans	32%-64%	60%
Other government-guaranteed mortgage loans	74%	74%
ORERC - Home equity loans/lines of credit	28%-40%	36%
CFI collateral	0.01%-50%	25%
ORERC - Commercial real estate	37%-56%	52%
ORERC - Other	74%-77%	76%

(1)	Represents the total lendable value divided by eligible collateral defined as unpaid principal balance of loan collateral and market value of securities collateral.

Based on overall declines in the valuation of mortgage collateral, we have increased our collateral ratio requirements for certain types of collateral.  We have made changes to, and continue to update, our internal valuation model to gain greater consistency between model-generated valuations and observed market prices. These changes have lowered the lendable values on certain types of whole loan collateral. We routinely engage outside pricing vendors to benchmark our modeled pricing on residential and commercial real estate collateral, and we modify valuations, where appropriate.

The following table provides information regarding credit products outstanding with members and non-member borrowers based on reporting status at December 31, 2010, along with their corresponding collateral balances. The table only lists collateral that was identified and pledged by members and non-members with outstanding credit products at December 31, 2010, and does not include all assets that we have liens against via our security agreement and UCC filings ($ amounts in millions).

	# of Borrowers	Lendable Value (1)	Credit Outstanding (2)	1st lien Residential	ORERC/CFI	Securities/Delivery	Total Collateral	Average Collateral Ratios (3)
Blanket	77	$4,706	$2,076	$6,207	$1,071	$2	$7,280	350.7%
Hybrid	46	4,550	1,911	4,070	2,285	893	7,248	379.4%
Listings	88	5,970	3,170	6,641	963	865	8,469	267.1%
Physical/Delivery	51	15,212	11,006	8,875	4,750	7,380	21,005	190.8%
Total	262	$30,438	$18,163	$25,793	$9,069	$9,140	$44,002	242.3%

(1)
Lendable Value is the member's borrowing capacity, based upon collateral pledged after a market value has been estimated (excluding blanket-pledged collateral), and a collateral ratio adjustment has been applied.

(2)	Credit outstanding includes Advances (at par value), outstanding lines of credit, and outstanding letters of credit.
(3)	Ratios are averages of total collateral to credit outstanding for all of our members and non-members; individual members may have collateral ratios that are higher or lower than these percentages.

Credit Review and Monitoring. We closely monitor the financial condition of all member and non-member borrowers by reviewing certain available financial data, such as regulatory call reports filed by depository institution members, regulatory financial statements filed with the appropriate state insurance department by insurance company members, SEC filings, and rating agency reports to ensure that potentially troubled institutions are identified as soon as possible. In addition, we have access to most members' regulatory examination reports and, when appropriate, contact members' management teams to discuss performance and business strategies. We analyze this information on a regular basis. This analysis is utilized by Credit Services management to determine the appropriate collateral status for a member or non-member borrower.

We use a credit scoring model to assign a quarterly financial performance measure for all member and non-member depository institutions. In general, the frequency and depth of underwriting analysis for these institutions are driven by their quarterly scores.

Collateral Review and Monitoring. Our employees conduct regular on-site reviews of collateral pledged by members to confirm the existence of the pledged collateral, to confirm that the collateral conforms to our eligibility requirements, and to score the collateral for concentration and credit risk. Based on the results of such on-site reviews, a member may have its over-collateralization requirements adjusted, limitations may be placed on the amount of certain asset types accepted as collateral, or, in some cases, the member may be changed to a more stringent collateral reporting status. We may conduct a review of any borrower's collateral at any time.

Investments.  We are also exposed to credit risk through our investment portfolios.  The RMP approved by our board of directors restricts the acquisition of investments to high-quality, short-term money market instruments, and highly-rated long-term securities.

Short-Term Investments.  We place funds with large, high-quality financial institutions with investment-grade long-term credit ratings on an unsecured basis for terms of up to 275 days; most such placements typically mature within 90 days.  At December 31, 2010, our unsecured credit exposure, including accrued interest related to short-term investment securities and money-market instruments, was $7.3 billion to 17 counterparties and issuers, of which $4.3 billion was for Federal Funds Sold that mature overnight.  We actively monitor counterparty creditworthiness, ratings, performance, and capital adequacy in an effort to mitigate unsecured credit risk on the short-term investments, with emphasis on the potential impacts from global economic conditions.  Unsecured transactions can only be conducted with counterparties that are domiciled in countries that maintain a long-term sovereign rating from S&P of AA or higher.

Long-Term Investments.   Our long-term investments include corporate debentures guaranteed by the FDIC and backed by the full faith and credit of the U.S. government under the TLGP, corporate debentures issued by the GSEs, RMBS guaranteed by the housing GSEs (Fannie Mae and Freddie Mac), and other U.S. obligations - guaranteed RMBS (Ginnie Mae).

The GSEs guarantee that the holders of their MBS will receive all payments of interest and principal. Securities guaranteed by either of these two GSEs, although not formally rated, are regarded as having a credit rating equivalent to AAA. In September 2008, the Finance Agency placed both Fannie Mae and Freddie Mac into conservatorship. See Item 1A. Risk Factors - Changes in the Legal and Regulatory Environment May Adversely Affect Our Business, Demand for Advances, the Cost of Debt Issuance and the Value of FHLB Membership for more information on the status of Fannie Mae and Freddie Mac.

Delegated underwriting and servicing (DUS) bonds issued by Fannie Mae and multi-family securities issued by Freddie Mac represented approximately 20% of the unpaid principal balance of our total MBS portfolio as of December 31, 2010. These bonds provide lockouts with prepayment or defeasance provisions that reduce the inherent convexity of traditional mortgage securities. These securities carry the same guarantees as traditional GSE RMBS.

Ginnie Mae guarantees the timely payment of principal and interest on all of its MBS, and its guarantee is backed by the full faith and credit of the U.S. government. Included are bonds with underlying pools of traditional 1 - 4 family and multi-family mortgages and reverse mortgages on single family units, i.e., Home Equity Conversion Mortgages (HECM). The underlying mortgages for these bonds are FHA-insured reverse mortgages. These mortgages allow persons over 62 years of age to utilize the equity in their homes to supplement retirement income without having to make monthly cash payments or sell their homes. These loans are originated with both fixed- and floating-rate options. The structure of these loans limits the motivation to refinance as market interest rates move and therefore these securities exhibit much less convexity than traditional MBS. As of December 31, 2010, approximately 29% of the unpaid principal balance of our total MBS portfolio was comprised of these securities.

Our long-term investments also include Private-label MBS and ABS. We are subject to secured credit risk related to Private-label MBS and ABS that are directly or indirectly supported by underlying mortgage loans. Investments in MBS and ABS may be purchased as long as the investments are rated AAA at the time of purchase. Finance Agency policy provides that the total book value of our investments in MBS and ABS must not exceed 300% of our total regulatory capital, consisting of Retained Earnings, Class B Capital Stock, and MRCS, as of the previous month end on the day we purchase the securities.  These investments, as a percentage of total regulatory capital, were 263% at December 31, 2010, and 195% at December 31, 2009.  Generally, our goal is to maintain these investments near the 300% limit.  The percentage of investments to total regulatory capital increased at December 31, 2010, compared to December 31, 2009, as there were more favorable opportunities to purchase MBS and ABS during 2010.

Each of the Private-label MBS and ABS securities contains one or more of the following forms of credit protection:

•	Subordination - Represents the structure of classes of the security, where subordinated classes absorb any credit losses before senior classes.

•
Excess spread - The average coupon rate of the underlying mortgage loans in the pool is higher than the coupon rate on the MBS note. The spread differential may be used to offset any losses that may be realized.

•
Over collateralization - The total outstanding balance of the underlying mortgage loans in the pool is greater than the outstanding MBS note balance. The excess collateral is available to offset any losses that may be realized.

•	Insurance wrap - A third-party bond insurance company guarantees timely payment of principal and interest to certain classes of the security.

Our Private-label MBS and ABS are backed by collateral primarily in the state of California (51%).  The next four largest states include New York (7%), Florida (5%), Virginia (3%), and New Jersey (3%).

Applicable rating levels are determined using the lowest relevant long-term rating from S&P, Moody's and Fitch.  Rating modifiers and watch status are ignored when determining the applicable rating level for a given counterparty.

The following tables present the carrying value by credit ratings of our investments, grouped by category ($ amounts in millions):

					Below
					Investment
December 31, 2010	AAA	AA	A	BBB	Grade	Total
Short-term investments:
Interest-Bearing Deposits	$—	$—	$—	$—	$—	$—
Securities Purchased Under Agreements to Resell	750	—	—	—	—	750
Federal Funds Sold	—	5,343	1,982	—	—	7,325
Total Short-term investments	750	5,343	1,982	—	—	8,075
AFS securities:
GSE debentures	1,930	—	—	—	—	1,930
TLGP debentures	325	—	—	—	—	325
Private-label MBS (1)	—	—	—	—	983	983
Total AFS securities	2,255	—	—	—	983	3,238
HTM securities:
GSE debentures	269	25	—	—	—	294
State or local housing finance agency obligations	—	—	—	—	—	—
TLGP debentures	2,066	—	—	—	—	2,066
Other U.S. Obligations - guaranteed RMBS	2,327	—	—	—	—	2,327
GSE RMBS	3,044	—	—	—	—	3,044
Private-label MBS	479	82	35	16	107	719
Private-label ABS	—	19	—	—	3	22
Total HTM securities	8,185	126	35	16	110	8,472
Total investments, carrying value	$11,190	$5,469	$2,017	$16	$1,093	$19,785
Percentage of total	57%	28%	10%	0%	5%	100%

December 31, 2009
Short-term investments:
Interest-Bearing Deposits	$—	$—	$—	$—	$—	$—
Securities Purchased Under Agreements to Resell	—	—	—	—	—	—
Federal Funds Sold	—	4,226	1,306	—	—	5,532
Total Short-term investments	—	4,226	1,306	—	—	5,532
AFS securities:
GSE debentures	1,761	—	—	—	—	1,761
TLGP debentures	—	—	—	—	—	—
Private-label MBS	—	—	—	—	—	—
Total AFS securities	1,761	—	—	—	—	1,761
HTM securities:
GSE debentures	100	26	—	—	—	126
State or local housing finance agency obligations	—	—	—	—	—	—
TLGP debentures	2,067	—	—	—	—	2,067
Other U.S. Obligations - guaranteed RMBS	865	—	—	—	—	865
GSE RMBS	2,137	—	—	—	—	2,137
Private-label MBS	841	153	107	274	1,106	2,481
Private-label ABS	—	21	—	—	4	25
Total HTM securities	6,010	200	107	274	1,110	7,701
Total investments, carrying value	$7,771	$4,426	$1,413	$274	$1,110	$14,994
Percentage of total	52%	30%	9%	2%	7%	100%

(1)	Represents the outstanding carrying value related to the OTTI securities that were transferred from HTM to AFS.

From January 1, 2011 to March 11, 2011, there were no downgrades of unsecured counterparties. However, two Federal Funds Sold counterparties rated AA were placed on negative watch. At December 31, 2010, the carrying value of these Federal Funds Sold was $967.0 million.

From January 1, 2011 to March 11, 2011, one private-label MBS security was downgraded from AAA to BB. At December 31, 2010, the carrying value of this security was $0.2 million. There were no changes in watch status on our private-label MBS since December 31, 2010.

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

The tables below present for our prime, Alt-A and subprime securities the unpaid principal balance, amortized cost, fair value, and other collateral information by credit ratings as of December 31, 2010, based on the lowest of Moody's, S&P, or comparable Fitch ratings ($ amounts in millions):

	2004
	and
By Year of Securitization - Prime	prior	2005	2006	2007	Total
Private-label RMBS:
Unpaid Principal Balance by credit rating:
AAA-rated	$418	$30	$—	$—	$448
AA-rated	5	66	—	—	71
A-rated	27	—	—	—	27
BBB-rated	—	16	—	—	16
Below investment grade:
BB-rated	—	14	—	—	14
B-rated	—	243	118	—	361
CCC-rated	—	200	65	116	381
CC-rated	—	42	44	130	216
C-rated	—	—	—	251	251
Total Unpaid Principal Balance	$450	$611	$227	$497	$1,785

Amortized cost	$449	$582	$219	$416	$1,666
Gross unrealized losses (1)	$(12)	$(52)	$(12)	$(11)	$(87)
Fair Value	$438	$530	$207	$412	$1,587

OTTI:
Credit-related OTTI charge recorded	$—	$19	$4	$45	$68
Non-credit-related OTTI charge recorded	—	(8)	4	(42)	(46)
Total OTTI charge recorded	$—	$11	$8	$3	$22

Weighted average percentage of Fair Value to Unpaid Principal Balance	97.4%	86.8%	91.1%	82.8%	88.9%
Original weighted average credit support	2.7%	6.8%	4.9%	7.1%	5.6%
Weighted average credit support	9.0%	8.4%	4.8%	5.6%	7.3%
Weighted average collateral delinquency (2)	4.5%	14.8%	14.7%	19.3%	13.4%

(1)	Gross unrealized losses represent the difference between estimated fair value and amortized cost. These amounts exclude gross unrealized gains.
(2)	Includes delinquencies of 60 days or more, foreclosures, real estate owned and bankruptcies, weighted by unpaid principal balance based on loan groups for certain bonds.

	2004
	and
By Year of Securitization - Alt-A	prior	2005	2006	2007	Total
Private-label RMBS:
Unpaid Principal Balance by credit rating:
AAA-rated	$32	$—	$—	$—	$32
AA-rated	11	—	—	—	11
A-rated	8	—	—	—	8
BBB-rated	—	—	—	—	—
Below investment grade:
BB-rated	—	14	—	—	14
B-rated	—	—	—	—	—
CCC-rated	—	53	—	—	53
CC-rated	—	—	—	—	—
C-rated	—	—	—	—	—
Total Unpaid Principal Balance	$51	$67	$—	$—	$118

Amortized cost	$51	$61	$—	$—	$112
Gross unrealized losses (1)	$(2)	$(8)	$—	$—	$(10)
Fair Value	$49	$53	$—	$—	$102

OTTI:
Credit-related OTTI charge recorded	$—	$2	$—	$—	$2
Non-credit-related OTTI charge recorded	—	—	—	—	—
Total OTTI charge recorded	$—	$2	$—	$—	$2

Weighted average percentage of Fair Value to Unpaid Principal Balance	94.9%	79.4%	—%	—%	86.2%
Original weighted average credit support	3.2%	5.8%	—%	—%	4.6%
Weighted average credit support	9.3%	4.4%	—%	—%	6.5%
Weighted average collateral delinquency (2)	6.2%	16.3%	—%	—%	11.9%

(1)	Gross unrealized losses represent the difference between estimated fair value and amortized cost. These amounts exclude gross unrealized gains.
(2)	Includes delinquencies of 60 days or more, foreclosures, real estate owned and bankruptcies, weighted by unpaid principal balance based on loan groups for certain bonds.

	2004
	and
By Year of Securitization - Subprime	prior	2005	2006	2007	Total
Home equity loan investments:
Unpaid Principal Balance by credit rating:
Below investment grade:
B-rated	$3	$—	$—	$—	$3
Total Unpaid Principal Balance	$3	$—	$—	$—	$3

Amortized cost	$3	$—	$—	$—	$3
Gross unrealized losses (1)	$(1)	$—	$—	$—	$(1)
Fair Value	$2	$—	$—	$—	$2

OTTI:
Credit-related OTTI charge recorded	$—	$—	$—	$—	$—
Non-credit-related OTTI charge recorded	—	—	—	—	—
Total OTTI charge recorded	$—	$—	$—	$—	$—

Weighted average percentage of Fair Value to Unpaid Principal Balance	56.2%	—%	—%	—%	56.2%
Original weighted average credit support	100.0%	—%	—%	—%	100.0%
Weighted average credit support	100.0%	—%	—%	—%	100.0%
Weighted average collateral delinquency (2)	37.8%	—%	—%	—%	37.8%

Manufactured housing loan investments:
Unpaid Principal Balance by credit rating:
AA-rated	$19	$—	$—	$—	$19
Total Unpaid Principal Balance	$19	$—	$—	$—	$19

Amortized cost	$19	$—	$—	$—	$19
Gross unrealized losses (1)	$(1)	$—	$—	$—	$(1)
Fair Value	$18	$—	$—	$—	$18

OTTI:
Credit-related OTTI charge recorded	$—	$—	$—	$—	$—
Non-credit-related OTTI charge recorded	—	—	—	—	—
Total OTTI charge recorded	$—	$—	$—	$—	$—

Weighted average percentage of Fair Value to Unpaid Principal Balance	94.0%	—%	—%	—%	94.0%
Original weighted average credit support	27.7%	—%	—%	—%	27.7%
Weighted average credit support	28.2%	—%	—%	—%	28.2%
Weighted average collateral delinquency (2)	2.4%	—%	—%	—%	2.4%

(1)	Gross unrealized losses represent the difference between estimated fair value and amortized cost. These amounts exclude gross unrealized gains.
(2)	Includes delinquencies of 60 days or more, foreclosures, real estate owned and bankruptcies, weighted by unpaid principal balance based on loan groups for certain bonds.

The following table presents the unpaid principal balance of the underlying collateral of our Private-label MBS and ABS by collateral type ($ amounts in millions):

	December 31, 2010			December 31, 2009
	Fixed	Variable		Fixed	Variable
Collateral Type	Rate	Rate (1) (2)	Total	Rate	Rate (1) (2)	Total
RMBS:
Prime loans	$985	$800	$1,785	$1,650	$1,060	$2,710
Alt-A loans	118	—	118	170	—	170
Subprime loans	—	—	—	—	—	—
Total RMBS	1,103	800	1,903	1,820	1,060	2,880
Home Equity Loans ABS:
Subprime loans	—	3	3	—	4	4
Total Home Equity Loans ABS	—	3	3	—	4	4
Manufactured Housing ABS:
Subprime Loans	19	—	19	21	—	21
Total Manufactured Housing ABS	19	—	19	21	—	21
Total Private-label MBS and ABS, at unpaid principal balance	$1,122	$803	$1,925	$1,841	$1,064	$2,905

(1)	Variable-rate Private-label MBS and ABS include those with a contractual coupon rate that, prior to contractual maturity, is either scheduled to change or is subject to change.
(2)	All variable-rate RMBS prime loans are Hybrid Adjustable-Rate Mortgage securities.

The table below summarizes by loan type, characteristics of private-label RMBS, manufactured housing loans and home equity loans in a gross unrealized loss position at December 31, 2010. The lowest ratings available for each security are reported as of March 11, 2011, based on the security's unpaid principal balance at December 31, 2010 ($ amounts in millions):

						March 11, 2011 Ratings Based on
						December 31, 2010
	December 31, 2010					Unpaid Principal Balance (3) (4)
				Weighted
				Average				Below
Private-Label MBS	Unpaid		Gross	Collateral			Investment	Investment
and ABS in a Loss	Principal	Amortized	Unrealized	Delinquency	AAA	AAA	Grade	Grade	Watchlist
Position (1)	Balance	Cost	Losses	Rate (2)%		%	%	%	%
Private-label RMBS backed by:
Prime - 1st lien	1,460	$1,364	$(87)	14%	25%	25%	32%	68%	10%
Alt-A other - 1st lien	114	108	(10)	12%	25%	25%	41%	59%	10%
Total private-label RMBS	1,574	1,472	(97)	14%	25%	25%	33%	67%	10%
Subprime Manufactured housing ABS loans backed by:
1st lien	19	19	(1)	2%	—%	—%	100%	—%	—%
Total Subprime Manufactured housing loans	19	19	(1)	2%	—%	—%	100%	—%	—%
Subprime Home Equity ABS loans backed by: (5)
2nd lien	3	3	(1)	38%	—%	—%	—%	100%	—%
Total Subprime Home Equity ABS loans	3	3	(1)	38%	—%	—%	—%	100%	—%
Total Private-label MBS and ABS	$1,596	$1,494	$(99)	14%	24%	25%	34%	66%	10%

(1)
We classify our private-label RMBS, manufactured housing loans and home equity loan investments as prime, Alt-A and subprime based on the originator's classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS.

(2)	Includes delinquencies of 60 days or more, foreclosures, real estate owned and bankruptcies, weighted by unpaid principal balance based on loan groups for certain bonds.
(3)	Excludes paydowns in full subsequent to December 31, 2010.
(4)	Represents the lowest ratings available for each security based on the lowest of Moody's, S&P or comparable Fitch ratings.
(5)
The credit support for the home equity loans is provided by MBIA Insurance Corporation ("MBIA"). This insurance company had a credit rating of B as of March 11, 2011, based on the lower of Moody's and S&P ratings.

OTTI Evaluation Process.  We evaluate our individual AFS and HTM securities that are in an unrealized loss position for OTTI on a quarterly basis as described in Note 7 - Other-Than-Temporary Impairment Analysis in our Notes to Financial Statements.

As of December 31, 2010, our investments in MBS and ABS classified as HTM had gross unrealized losses totaling $55.9 million, of which $23.2 million were related to Private-label MBS and ABS. These gross unrealized losses were primarily due to significant uncertainty about the future condition of the mortgage market and the economy, and the credit performance of loan collateral underlying these securities, causing these assets to be valued at significant discounts to their acquisition cost. As of December 31, 2010, our investments in private-label RMBS classified as AFS had gross unrealized losses recognized in AOCI of $75.8 million.

We have performed our OTTI analysis using key modeling assumptions approved by the FHLB OTTI Governance Committee for 73 of our 77 private-label MBS and ABS. For the quarter ended December 31, 2010, we contracted with the FHLB of Chicago to perform cash-flow analysis for two of our subprime home equity loans with a total unpaid principal balance of $3.3 million. We also contracted with the FHLB of San Francisco to perform cash-flow analysis for one security held in common with another FHLB with an unpaid principal balance of $4.7 million.

For one manufactured housing investment for which underlying collateral data are not readily available, we used alternative procedures, as determined by our Bank, to evaluate for OTTI.  This security, representing an unpaid principal balance of $19.0 million as of December 31, 2010, was outside the scope of the FHLB OTTI Governance Committee's analyses.  However, we were able to perform the necessary cash-flow analysis using a different third-party model and determined that this security was not OTTI at December 31, 2010.

Our investments secured by home equity loans are insured by MBIA. The bond insurance on these investments guarantees timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool. We performed an analysis to assess the financial strength of MBIA and to establish an expected case regarding the time horizon of its ability to fulfill its financial obligations and provide credit support. The projected time horizon of credit protection provided by an insurer is a function of claims paying resources and anticipated claims in the future. Based on our analysis, our home equity loan securities were not considered OTTI at December 31, 2010.

OTTI calculations are performed on an individual security basis where the projected losses of each security vary according to the changes in assumptions. Certain estimates were refined and certain assumptions were adjusted each quarter throughout 2010, particularly related to prime loans. These changes were based on current and forecasted economic trends affecting the underlying loans. Such trends include continued high unemployment, ongoing downward pressure on housing prices, and limited refinancing opportunities for many borrowers whose houses are now worth less than the balance of their mortgages.

The following table presents the significant modeling assumptions used to determine if an OTTI is considered to have occurred during the fourth quarter of 2010, as well as related current credit enhancement for all private-label RMBS (i.e., excludes ABS) outstanding as of December 31, 2010. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label RMBS in each category shown. The classification (prime or Alt-A) is based on the model used to estimate the cash flows for the security, which may not be the same as the classification at the time of origination.

	Significant Modeling Assumptions for all Private-label RMBS						Current Credit
	Prepayment Rates		Default Rates		Loss Severities		Enhancement
	Weighted		Weighted		Weighted		Weighted
	Average	Range	Average	Range	Average	Range	Average	Range
Year of Securitization	%	%	%	%	%	%	%	%
Prime:
2007	8.2	7.1 - 9.6	38.8	24.7 - 53.7	41.7	38.2 - 45.9	5.6	1.3 - 11.6
2006	8.9	7.2 - 11.5	17.6	0.4 - 23.3	38.5	19.4 - 48.5	4.9	3.5 - 7.7
2005	10.7	7.4 - 22.5	24.8	0.7 - 42.4	33.7	20.0 - 42.6	8.4	3.9 - 10.5
2004 and prior	17.8	4.7 - 40.0	3.8	0.0 - 17.4	24.9	0.0 - 88.5	9.1	2.2 - 52.1
Total Prime	11.6	4.7 - 40.0	22.5	0.0 - 53.7	34.3	0.0 - 88.5	7.4	1.3 - 52.1
Alt-A:
2006	16.2	16.2 - 16.2	24.9	24.9 - 24.9	41.9	41.9 - 41.9	4.4	4.4 - 4.4
2005	10.8	8.9 - 16.2	40.4	28.5 - 44.6	40.2	35.9 - 41.8	4.3	4.2 - 4.3
2004 and prior	17.8	13.1 - 19.4	5.5	1.5 - 9.3	24.0	19.3 - 38.8	9.3	4.2 - 15.8
Total Alt-A	14.7	8.9 - 19.4	23.6	1.5 - 44.6	34.4	19.3 - 41.9	6.2	4.2 - 15.8
Total private-label RMBS	11.8	4.7 - 40.0	22.6	0.0 - 53.7	34.3	0.0 - 88.5	7.3	1.3 - 52.1

The following table presents the significant modeling assumptions used for all non-agency home equity loans as of December 31, 2010. Disclosures on current credit enhancements are not considered meaningful for home equity loans as these investments are third-party insured. The calculated averages represent the dollar-weighted averages in each category shown. The classification (prime or Alt-A) is based on the model used to estimate the cash flows for the security, which may not be the same as the classification at the time of origination.

	Significant Modeling Assumptions for all Home Equity Loans
	Prepayment Rates		Default Rates		Loss Severities
	Weighted		Weighted		Weighted
	Average	Range	Average	Range	Average	Range
Year of Securitization	%	%	%	%	%	%
Subprime 2004 and prior	16.8	15.8 - 17.3	15.3	11.8 - 17.1	59.5	45.8 - 66.6
Total home equity loans	16.8	15.8 - 17.3	15.3	11.8 - 17.1	59.5	45.8 - 66.6

We continue to actively monitor the credit quality of our Private-label MBS and ABS, which depends on the actual performance of the underlying loan collateral as well as our future modeling assumptions. Many factors could influence our future modeling assumptions including economic, financial market and housing market conditions. If performance of the underlying loan collateral deteriorates and/or our modeling assumptions become more pessimistic, we could record additional losses on our portfolio.

For our Private-label MBS and ABS that were not OTTI as of December 31, 2010, we do not intend to sell these securities; it is not more likely than not (i.e., not likely) that we will be required to sell these securities before our anticipated recovery of the remaining amortized cost basis; and we expect to recover the remaining amortized cost basis of these securities.  As a result, we have determined that, as of December 31, 2010, the unrealized losses on the remaining Private-label MBS and ABS are temporary.

For other U.S. obligations, non-MBS and MBS GSEs, and TLGP securities, we determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect us from losses based on current expectations. As a result, we have determined that, as of December 31, 2010, any gross unrealized losses on these securities were temporary.

MPP.  We are exposed to credit risk on loans purchased from members through the MPP.  Each loan we purchase must meet our MPP guidelines or be specifically approved as an exception based on compensating factors.  For example, the maximum LTV for any mortgage loan purchased is 95%, and the borrowers must meet certain minimum credit scores depending upon the type of underlying loan or property.

Credit Enhancements.  FHA loans comprise 15% of our outstanding MPP loans.  These loans are backed by insurance provided by the FHA; therefore, we do not require either LRA or SMI coverage for these loans.

Credit enhancements for conventional loans include (in order of priority):

•	PMI (when applicable for the purchase of mortgages with an initial LTV ratio of over 80% at the time of purchase);

•	LRA; and

•	SMI (if applicable) purchased by the seller from a third-party provider naming us as the beneficiary.

Any losses that exceed the funds available from the above sources would be absorbed by us.

Primary Mortgage Insurance.  For a conventional loan, PMI, if applicable, covers losses or exposure down to approximately an LTV ratio of between 65% and 80% based upon the original appraisal, original LTV ratio, term, amount of PMI coverage, and characteristics of the loan.  We are exposed to credit risk if a PMI provider fails to fulfill its claims payment obligations to us.  As of December 31, 2010, we were the beneficiary of PMI coverage on $0.7 billion or 12.1% of conventional mortgage loans.  We have analyzed our potential loss exposure to all of our mortgage insurance providers and do not expect any incremental losses due to their lower credit ratings. This expectation is based on the credit-enhancement features of our master commitments (exclusive of primary mortgage insurance), the underwriting characteristics of the loans that back our master commitments, the seasoning of the loans that back these master commitments, and the performance of the loans to date. We closely monitor the financial conditions of each of our mortgage insurance providers.

The following table shows the mortgage insurance companies and related PMI coverage amount on seriously delinquent loans held in our portfolio as of December 31, 2010, and the mortgage insurance company credit ratings as of March 11, 2011
($ amounts in millions):

			Seriously Delinquent Loans with Primary Mortgage Insurance (2)
		Credit	Unpaid	PMI
	Credit	Rating	Principal	Coverage
Mortgage Insurance Company	Rating (1)	Outlook (1)	Balance	Outstanding
Mortgage Guaranty Insurance Corporation	B	Negative	$8	$2
Republic Mortgage Insurance Corporation	BB	Negative	7	2
Radian Guaranty, Inc.	B	Negative	5	1
United Guaranty Residential Insurance Corporation	BBB	Stable	3	1
Genworth Mortgage Insurance Corporation	BB	Negative	2	1
All Others	NR, BBB, B	N/A	3	1
Total			$28	$8

(1)	Represents the lowest credit rating and outlook of S&P, Moody's or Fitch stated in terms of the S&P equivalent as of March 11, 2011.
(2)	Seriously delinquent loans includes loans that are 90 days or more past due or in the process of foreclosure.

Lender Risk Account.  We use either a "spread LRA" or a "fixed LRA" for credit enhancement. For each pool of conventional loans acquired prior to December 2010, we established a spread LRA in combination with SMI.  The spread LRA is funded through a reduction to our net yield earned on the loans and the corresponding purchase price paid to the PFI reflects the reduced net yield to us. The fixed LRA is funded through an adjustment to the corresponding price paid to the PFI. As these funds are collected, either from the remittances or a reduction in purchase price, they are held by us and used to reimburse losses incurred by us or the SMI provider, if applicable, within each pool. If the LRA funds are not used to cover losses, the remaining funds in the LRA are returned to the member in accordance with the Master Commitment Contracts.

The LRA is recorded in Other Liabilities in the Statements of Condition and totaled $21.1 million and $23.8 million at December 31, 2010, and 2009, respectively.  These amounts are aggregated from 579 and 504 Master Commitment Contracts at December 31, 2010, and 2009, respectively. The LRA for each Master Commitment Contract is segregated. These funds are available to cover losses in excess of the borrower's equity and PMI, if any, within each pool.

Generally, after five years, if the balance of the funds in the LRA exceeds the required balance, the excess amounts are distributed to the seller based on a pre-determined schedule set forth in the Master Commitment Contract that establishes the LRA. We use an NRSRO credit risk model to assign the LRA percentage to each Master Commitment Contract and to manage the credit risk of committed and purchased conventional loans. This model evaluates the characteristics of the loans our sellers commit to deliver and the loans actually delivered to us for the likelihood of timely payment of principal and interest. The NRSRO model results are based on numerous standard borrower and loan attributes, such as the LTV ratio, loan purpose (purchase of home, refinance, or cash-out refinance), type of documentation, income and debt expense ratios, and credit scores.

If a credit loss occurs on an MPP pool, the accumulated LRA for that pool is used to cover the credit loss in excess of the borrower's equity and PMI until the LRA is exhausted. SMI, if applicable, provides additional coverage over and above losses covered by the LRA.

Supplemental Mortgage Insurance. For pools of loans acquired prior to December 2010, we have credit protection from loss on each loan, where eligible, through SMI, which provides sufficient insurance to cover credit losses to approximately 50% of the property's original value subject, in certain cases, to an aggregate stop-loss provision in the SMI policy. The aggregate loss/benefit limit or "stop-loss" is only on Master Commitment Contracts that equal or exceed $35 million. The stop-loss is equal to the total initial principal balance of loans under the Master Commitment Contract multiplied by the stop-loss percentage, as is then in effect, and represents the maximum aggregate amount payable by the SMI provider under the SMI policy for that pool. We do not have SMI coverage on loans purchased after December 2010.

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

Credit Risk Exposure to Supplemental Mortgage Insurance Providers.  As of December 31, 2010, we were the beneficiary of SMI coverage on mortgage pools with a total unpaid principal balance of $5.6 billion. Two mortgage insurance companies provide all of the coverage under these policies.

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

Because no mortgage insurers that currently underwrite SMI are rated in the second highest category or better by any NRSRO, we began offering MPP Advantage to our members in November 2010. MPP Advantage uses an enhanced fixed LRA account for additional credit enhancement instead of using coverage from an SMI provider. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Accounting and Regulatory Developments - Legislative and Regulatory Developments - Additional Developments - Finance Agency Approval of New Credit Enhancement Structure for MPP - MPP Advantage" herein for more information on MPP credit enhancement and related Finance Agency regulations.

Loan Characteristics. Two indicators of credit quality are LTV ratios and credit scores provided by FICO®. FICO® provides a commonly used measure to assess a borrower’s credit quality, with scores ranging from a low of 300 to a high of 850. In today’s market, the mortgage industry generally considers a FICO® score of over 660, and an LTV ratio of 80% or lower, as benchmarks indicating an increased probability of collection/payment. High LTV ratios, especially those above 90% in which homeowners have little or no equity at stake, are key drivers in potential mortgage delinquencies and defaults. The following tables present these two characteristics of our conventional loan portfolio as a percentage of the unpaid principal balance outstanding:

FICO® SCORE (1)	December 31, 2010	December 31, 2009
< 620	—%	—%
620 to < 660	6%	6%
660 to < 700	16%	16%
700 to < 740	22%	23%
> = 740	56%	55%

Weighted Average	740	739

Loan-to-Value Ratio (2)	December 31, 2010	December 31, 2009
< = 60%	18%	19%
> 60% to 70%	15%	15%
> 70% to 80%	55%	54%
> 80% to 90% (3)	6%	6%
> 90% (3)	6%	6%

Weighted Average	72%	72%

(1)	Represents the FICO® score at origination of the lowest borrower for the related loan.
(2)	Represents the LTV ratio at origination.
(3)	These conventional loans were required to have primary mortgage insurance at origination.

As of December 31, 2010, 94% of the borrowers in our conventional loan portfolio had FICO® scores greater than 660 at origination and 88% had an LTV ratio of 80% or lower. We believe these measures are an indication that the MPP loans have a decreased risk of default. Based on the available data, we believe we have very little exposure to loans in the MPP that are considered to have characteristics of subprime or Alt-A loans. Further, we do not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy.

The concentration of conventional MPP loans by state was as follows:

	December 31, 2010	December 31, 2009
Indiana	19%	17%
Michigan	18%	14%
California	8%	9%
Florida	5%	5%
Texas	5%	5%
All others	45%	50%
Total	100%	100%

The MPP mortgage loans held for portfolio are currently dispersed across 50 states and the District of Columbia. No single zip code represented more than 1% of MPP loans outstanding at December 31, 2010, or 2009.  It is likely that the concentration of MPP loans in our district states of Indiana and Michigan will increase in the future, due to the loss of our three largest sellers that were also our largest sources of nationwide mortgages.  The median outstanding balance of our MPP loans was approximately $134 thousand and $135 thousand at December 31, 2010, and 2009, respectively.

Credit Performance.  The unpaid principal balance of our conventional and FHA loans 90 days or more past due and accruing interest, non-accrual loans, and troubled debt restructurings, as well as any allowance for credit losses, are presented in the table below ($ amounts in millions):

	As of and for the Years Ended December 31,
	2010	2009	2008	2007	2006
Real estate mortgages past due 90 days or more and still accruing interest	$127	$183	$104	$81	$49
Non-accrual loan participations	—	—	—	—	—
Troubled debt restructurings	—	—	—	—	—
Allowance for credit losses	1	—	—	—	—

The serious delinquency rate for FHA mortgages was 0.09% at December 31, 2010.  We rely on insurance provided by the FHA, which generally provides coverage for 100% of the principal balance of the underlying mortgage loan and defaulted interest at the debenture rate.  However, we would receive defaulted interest at the contractual rate from the servicer. The serious delinquency rate for conventional mortgages was 2.24% at December 31, 2010, which is below the national serious delinquency rate. See Note 10 - Allowance for Credit Losses in our Notes to Financial Statements for more information.

Derivatives.  A primary credit risk posed by derivative transactions is the risk that a counterparty will fail to meet its contractual obligations on a transaction, forcing us to replace the derivative at market prices.  The notional amount of interest-rate exchange agreements does not measure our true credit risk exposure.  Rather, when the net fair value of our interest-rate exchange agreements with a counterparty is positive, this generally indicates that the counterparty owes us.  When the net fair value of the interest-rate exchange agreements is negative, we owe the counterparty.  If a counterparty fails to perform, credit risk is approximately equal to the aggregate fair value gain, if any, on the interest-rate exchange agreements. If our credit rating had been lowered from its current rating to the next lower rating, we could have been required to deliver up to an additional $527.9 million of collateral (at fair value) to our derivative counterparties at December 31, 2010.

We maintain a policy requiring that interest rate exchange agreements be governed by an ISDA Master Agreement. Our current counterparties governed by these agreements include large banks and other financial institutions with a significant presence in the derivatives market that are rated A- or better by S&P and A3 or better by Moody's. These agreements provide for netting of amounts due to us and amounts due to counterparties, thereby reducing credit exposure. Other counterparties include broker dealers used to transact forward contracts relating to TBA mortgage hedges. All counterparties are subject to credit review procedures in accordance with our RMP.

We manage this risk by executing derivative transactions with experienced counterparties of high credit quality, diversifying our derivatives across many counterparties, and executing transactions under master agreements that require counterparties to post collateral if we are exposed to a potential credit loss on the related derivatives exceeding an agreed-upon threshold. Our board of directors, through the RMP, establishes maximum net unsecured credit exposure amounts per ISDA counterparty. However, most counterparty agreements are executed with lower thresholds than required under the RMP. These thresholds are based upon the counterparty's current credit rating, with more stringent requirements applied to lower-rated entities. If the counterparty exceeds the maximum amount, the counterparty must provide collateral equal to the excess of the exposure over the unsecured credit exposure threshold amount. Eligible types of collateral are determined in each counterparty agreement. Acceptable collateral types include cash and liquid instruments, such as Treasury securities, and certain agency securities. We have never experienced a loss on a derivative due to credit default by a counterparty.

We regularly monitor the exposure of our derivative transactions by determining the market value of positions using internal pricing models. The market values generated by a pricing model are compared to dealer model results on a monthly basis to ensure that our pricing model is calibrated to actual market pricing methodologies used by the dealers. Collateral transfers required due to changes in market values are executed on at least a monthly basis.

The following tables summarize key information on derivative counterparties on a settlement date basis using credit ratings based on the lower of S&P or Moody's ($ amounts in millions).

		Credit Exposure	Other
	Total	Net of Cash	Collateral	Net Credit
December 31, 2010	Notional	Collateral	Held	Exposure
AAA	$—	$—	$—	$—
AA	14,691	6	—	6
A	18,549	—	—	—
Unrated	126	—	—	—
Subtotal	33,366	6	—	6
Member institutions (1)	57	—	—	—
Total	$33,423	$6	$—	$6

December 31, 2009
AAA	$—	$—	$—	$—
AA	15,981	1	—	1
A	20,373	—	—	—
Unrated	41	1	—	1
Subtotal	36,395	2	—	2
Member institutions (1)	38	—	—	—
Total	$36,433	$2	$—	$2

(1)
Member institutions include mortgage delivery commitments and derivatives with members where we are acting as an intermediary. Collateral held with respect to derivatives with member institutions represents the minimum amount of eligible collateral physically held by or on behalf of the Bank or eligible collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

See "Recent Accounting and Regulatory Developments - Legislative and Regulatory Developments - New Requirements for the FHLBs' Derivatives Transactions" herein for more information.

AHP. Our AHP requires members and project sponsors to make commitments with respect to the usage of the AHP grants to assist very low-, low-, and moderate-income families, as defined by regulation. If these commitments are not met, we may have an obligation to recapture these funds from the member or project sponsor to replenish the AHP fund. This credit exposure is addressed in part by evaluating project feasibility at the time of an award and the member's ongoing monitoring of AHP projects.

Liquidity Risk Management

The primary objectives of liquidity risk management are to maintain the ability to meet obligations as they come due and to meet the credit needs of our member borrowers in a timely and cost-efficient manner. We routinely monitor the sources of cash available to meet liquidity needs and use various tests and guidelines to manage our liquidity risk.

Daily projections of liquidity requirements are prepared to help us maintain adequate funding for our operations. Operational liquidity levels are determined assuming sources of cash from both the FHLB System's ongoing access to the capital markets and our holding of liquid assets to meet operational requirements in the normal course of business. Contingent liquidity levels are determined based upon the assumption of an inability to readily access the capital markets for a period of five business days. These analyses include projections of cash flows and funding needs, targeted funding terms, and various funding alternatives for achieving those terms. A contingency plan allows us to maintain sufficient liquidity in the event of operational disruptions at our Bank, at the Office of Finance, or in the capital markets.

Operations Risk Management

Operations risk is the risk of unexpected losses attributable to human error, system failures, fraud, unenforceability of contracts, or inadequate internal controls and procedures. Our management has established policies and procedures to mitigate operations risk. Our corporate risk management department conducts a comprehensive annual risk and control assessment that is designed to identify operational risks and evaluate the adequacy of the control structure.  In addition, our internal audit department independently reviews certain functions within the Bank.  The Director of Internal Audit reports directly to the Audit Committee of our board of directors.

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

Business Risk Management

Business risk is the risk of an adverse impact on profitability resulting from external factors that may occur in both the short and long-term. Business risk includes political, strategic, reputation and/or regulatory events that are beyond our control. Our board and management seek to mitigate these risks by, among other actions, maintaining an open and constructive dialogue with regulators, providing input on potential legislation, long-term strategic planning, continually monitoring general economic conditions and the external environment, and fulfilling our mission of supporting member institutions with liquidity and supporting community development.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk that the market value or estimated fair value of our overall portfolio of assets, liabilities, and derivatives will decline as a result of changes in interest rates or financial market volatility, or that net earnings will be significantly reduced by interest-rate changes.  The goal of market risk management is to preserve our financial strength at all times and mitigate any adverse effect on our net earnings, including during periods of significant market volatility and across a wide range of possible interest-rate changes.  We regularly assess our exposure to changes in interest rates using a diverse set of analyses and measures.  As appropriate, we may rebalance our portfolio to help attain risk management objectives.

Our general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets and liabilities that, together with their associated hedges, limit our expected interest rate sensitivity to within our specified tolerances. Derivative financial instruments, primarily interest rate exchange agreements, are frequently employed to hedge the interest rate risk and embedded option risk on Advances, structured debt, and structured agency bonds held as investments.

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

The prepayment option on an Advance can create interest-rate risk. If a member prepays an Advance, we could suffer lower future income if the principal portion of the prepaid Advance was reinvested in lower yielding assets that continue to be funded by higher cost debt. To protect against this risk, a prepayment fee is charged that makes us financially indifferent to a borrower's decision to prepay an Advance, thereby creating minimal market risk. See Note 8 - Advances in our Notes to Financial Statements for more information on prepayment fees and their impact on our financial results.

Significant resources, including analytical computer models and an experienced professional staff, are devoted to assuring that the level of interest-rate risk in the balance sheet is accurately measured, thus allowing us to monitor the risk against policy and regulatory limits. We use an asset and liability system to calculate market values under alternative interest rate scenarios. The system analyzes our financial instruments, including derivatives, using broadly accepted algorithms with consistent and appropriate behavioral assumptions, market prices, and current position data. On at least an annual basis, we review the major assumptions and methodologies used in the model, including discounting curves, spreads for discounting, and prepayment assumptions.

Measuring Market Risks

We utilize multiple risk measurements, including duration, duration gaps, convexity, value at risk, market risk metric (one-month VaR), earnings at risk, and changes in market value of equity, to calculate potential market exposure. Periodically, stress tests are conducted to measure and analyze the effects that extreme movements in the level of interest rates and the shape of the yield curve would have on our risk position.

Types of Key Market Risks

Market risk can occur due to various factors, such as:

•	Interest Rates - Parallel and non-parallel interest rate yield curve fluctuations;

•
Basis Risk - Changes in spreads or valuations between financial assets and the instruments funding the assets caused by asymmetric interest rate movements in different interest rate curves that are linked to the financial assets and the funding instruments. For example, our mortgage assets are sensitive to the LIBOR curve and our mortgage liabilities, primarily CO Bonds, are sensitive to the Consolidated Obligations curve;

•
Volatility - Varying values of assets or liabilities with embedded options, such as mortgages and callable bonds, created by the changing expectations of the magnitude or frequency of interest rate fluctuations. Increasing levels of volatility increase the value of embedded options owned;

•
Option-Adjusted Spread - Changes to the value of assets with embedded options, particularly mortgages and MBS, reflecting fluctuations of the value attributed to the embedded options rather than yield curve movements. The option-adjusted spread for mortgage-related assets tends to reflect supply and demand for such assets. Widening of option-adjusted spread reduces the market value of existing mortgages, while tightening of option-adjusted spread tends to increase this market value; and

•
Prepayment Speeds - Variations from expected levels of principal payments on mortgage loans in a portfolio or supporting an MBS alter their cash flows, yields, and values, particularly in cases where the loans or MBS are acquired at a premium or discount.

Duration of Equity

Duration of equity is a measure of interest-rate risk and a primary metric used to manage our market risk exposure.  It is an estimate of the percentage change (expressed in years) in our market value of equity that could be caused by a 100 basis point ("bp") parallel upward or downward shift in the interest-rate curves. We value our portfolios using two main interest-rate curves, the LIBOR curve and the Consolidated Obligations curve.  The market value and interest-rate sensitivity of each asset, liability, and off balance sheet position is computed to determine our duration of equity.  We calculate duration of equity using the interest-rate curves as of the date of calculation and for scenarios where interest-rate curves are 200 bps higher or lower than the initial level.  Our board of directors determines acceptable ranges for duration of equity.  A negative duration of equity suggests adverse exposure to falling rates and a favorable response to rising rates, while a positive duration suggests adverse exposure to rising rates and a favorable response to falling rates.

The following table summarizes the effective duration of equity levels for our total position which are subject to internal policy guidelines:

	-200 bps*	0 bps	+200 bps
December 31, 2010	(1.0) years	0.6 years	2.9 years
December 31, 2009	(4.1) years	(1.2) years	0.8 years
* Our internal policy guidelines provide for the calculation of the duration of equity in a low-rate environment to be based on the Finance Agency Advisory Bulletin 03-09, as modified September 3, 2008. Under these guidelines, our duration of equity was 0.6 years at December 31, 2010, and (1.2) years at December 31, 2009.

We were in compliance with the duration of equity limits established at both dates.

Duration Gap

The duration gap is the difference between the effective duration of total assets and the effective duration of total liabilities, adjusted for the effect of derivatives.  A positive duration gap signals an exposure to rising interest rates because it indicates that the duration of assets exceeds the duration of liabilities.  A negative duration gap signals an exposure to declining interest rates because the duration of assets is less than the duration of liabilities.  The duration gap was (0.6) months at December 31, 2010, compared to (1.8) months at December 31, 2009.

Convexity

Convexity measures how fast duration changes as a function of interest-rate changes.  Measurement of convexity is important because of the optionality embedded in the mortgage and callable debt portfolios.  The mortgage portfolios exhibit negative convexity due to the embedded prepayment options.  Management routinely reviews convexity and considers it when developing funding and hedging strategies for the acquisition of mortgage-based assets.   The issuance of callable debt is a strategy for managing convexity risk arising from our mortgage portfolio.  At December 31, 2010, callable debt funding mortgage assets as a percentage of the net mortgage portfolio equaled 34%, compared to 45% at the end of 2009.  The negative convexity on the mortgage assets is mitigated by the negative convexity of underlying callable debt.

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

The VaR approach used for calculating the first factor is primarily based upon historical simulation methodology.  The estimation incorporates scenarios that reflect interest-rate shifts, interest-rate volatility, and changes in the shape of the yield curve.  These observations are based on historical information from 1978 to the present.  When calculating the risk-based capital requirement, the VaR comprising the first factor of the market risk component is defined as the potential dollar loss from adverse market movements, for a holding period of 120 business days, with a 99% confidence interval, based on these historical prices and market rates. Market risk-based capital estimates for the years ended December 31, 2010, and 2009 are presented below ($ amounts in million):

	As of the	For the Years Ended
VaR	Years Ended	High	Low	Average
December 31, 2010	286	286	155	216
December 31, 2009	283	333	103	185

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

The table below provides changes in the ratio of market value to book value of equity from the base rates:

	-200 bps	+200 bps
December 31, 2010	0.1%	(4.0)%
December 31, 2009	(5.0)%	—%

Use of Derivative Hedges

We use derivatives to hedge our market risk exposures.  The primary types of derivatives used are interest-rate exchange agreements or swaps and caps.  Interest-rate swaps and caps increase the flexibility of our funding alternatives by providing specific cash flows or characteristics that might not be as readily available or cost effective if obtained in the cash debt market.  We also use TBAs to temporarily hedge mortgage positions.  We do not speculate using derivatives and do not engage in derivatives trading.

Hedging Debt Issuance

When CO Bonds are issued, we often use the derivatives market to create funding that is more attractively priced than the funding available in the Consolidated Obligations market. To reduce funding costs, we may enter into interest rate exchange agreements concurrently with the issuance of Consolidated Obligations. A typical hedge of this type occurs when a CO Bond is issued, while we simultaneously execute a matching interest rate exchange agreement. The counterparty pays a rate on the swap to us, which is designed to mirror the interest rate we pay on the CO Bond. In this transaction we typically pay a variable interest rate, generally LIBOR, which closely matches the interest payments we receive on short-term or variable-rate Advances or investments. This intermediation between the capital and swap markets permits the acquisition of funds by us at lower all-in costs than would otherwise be available through the issuance of simple fixed- or floating-rate Consolidated Obligations in the capital markets. Occasionally, interest rate exchange agreements are executed to hedge Discount Notes.

Hedging Advances

Interest-rate swaps are also used to increase the flexibility of Advance offerings by effectively converting the specific cash flows or characteristics that the borrower prefers into cash flows or characteristics that may be more readily or cost effectively funded in the debt markets.

Hedging Investments

Some interest rate exchange agreements are executed to hedge investments. In addition, interest-rate caps are purchased to reduce the risk inherent in floating-rate instruments that include caps as part of the structure.

Other Hedges

On an infrequent basis, we act as an intermediary between certain smaller member institutions and the capital markets by executing interest rate exchange agreements with members. We occasionally use derivatives, such as swaptions, to maintain our risk profile within the approved risk limits set forth in our RMP.

The volume of derivative hedges is often expressed in terms of notional, which is the amount upon which interest payments are calculated.  The following table highlights the notional amounts by type of hedged item, hedging instrument, and hedging objective ($ amounts in millions):

Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	December 31, 2010	December 31, 2009
Advances:
Pay fixed, receive floating interest-rate swap (without options)	Converts the Advance’s fixed rate to a variable rate index.	Fair-value	$8,694	$8,450
Pay fixed, receive floating interest-rate swap (with options)	Converts the Advance’s fixed rate to a variable rate index and offsets option risk in the Advance.	Fair-value	2,132	5,271
		Economic	20	10
Pay floating with embedded features, receive floating interest-rate swap (non-callable)	Reduces interest rate sensitivity and repricing gaps by converting the Advance’s variable rate to a different variable rate index and/or offsets embedded option risk in the Advance.	Fair-value	10	—
Investments:
Pay fixed, receive floating interest-rate swap	Converts the investment’s fixed rate to a variable rate index.	Fair Value	2,025	1,600
		Economic	1	1
Interest-rate cap	Offsets the interest-rate cap embedded in a variable rate investment.	Economic	75	—
Mortgage Loans:
Forward settlement agreement	Protects against changes in market value of fixed rate mortgage delivery commitments resulting from changes in interest rates.	Economic	126	41
CO Bonds:
Receive fixed, pay floating interest-rate swap (without options)	Converts the bond’s fixed rate to a variable rate index.	Fair Value	16,222	14,502
		Economic	—	10
Receive fixed, pay floating interest-rate swap (with options)	Converts the bond’s fixed rate to a variable rate index and offsets option risk in the bond.	Fair Value	3,375	6,385
		Economic	—	15
Receive floating with embedded features, pay floating interest-rate swap (callable)	Reduces interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or offsets embedded option risk in the bond.	Fair Value	210	110
Discount Notes:
Receive fixed, pay floating interest-rate swap	Converts the discount note’s fixed rate to a variable rate index.	Economic	476	—
Stand-Alone Derivatives:
Mortgage delivery commitments	Protects against fair value risk associated with fixed rate mortgage purchase commitments.	Economic	57	38
Total			$33,423	$36,433

The above table includes interest-rate swaps and caps, TBA MPP hedges, and mandatory delivery commitments.  Complex swaps include, but are not limited to, step-up and range bonds.  The level of different types of derivatives is contingent upon and tends to vary with our balance sheet size, Advances demand, MPP purchase activity, and Consolidated Obligation issuance levels.

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Derivatives" for information on credit risk related to derivatives.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be included in this Annual Report on Form 10-K begin on page F-1.

Quarterly Results

Supplementary unaudited financial data for each full quarter within the two years ended December 31, 2010, and 2009, are included in the tables below ($ amounts in millions).

For the Year Ended December 31, 2010	1st Quarter 2010	2nd Quarter 2010	3rd Quarter 2010	4th Quarter 2010	Total
Total Interest Income	$210	$205	$226	$199	$840
Total Interest Expense	148	149	144	132	573
Net Interest Income	62	56	82	67	267
Provision for Credit Losses	—	—	—	1	1
Net Interest Income After Provision for Credit Losses	62	56	82	66	266
Net Other-Than-Temporary Impairment Losses Recognized on Held-to-Maturity Securities	(6)	(62)	—	(2)	(70)
Net Realized Gains from Sale of Available-for-Sale Securities	—	—	—	2	2
Net Gains (Losses) on Derivative and Hedging Activities	(1)	(1)	2	7	7
Loss on Extinguishment of Debt	—	—	(1)	(1)	(2)
All Other Income	—	1	—	3	4
Total Other Income (Loss)	(7)	(62)	1	9	(59)
Total Other Expenses	11	11	14	19	55
Income (Loss) Before Assessments	44	(17)	69	56	152
Assessments	12	(4)	18	15	41
Net Income (Loss)	$32	$(13)	$51	$41	$111

For the Year Ended December 31, 2009	1st Quarter 2009	2nd Quarter 2009	3rd Quarter 2009	4th Quarter 2009	Total
Total Interest Income	$360	$300	$245	$221	$1,126
Total Interest Expense	299	220	179	156	854
Net Interest Income	61	80	66	65	272
Provision for Credit Losses	—	—	—	—	—
Net Interest Income After Provision for Credit Losses	61	80	66	65	272
Net Other-Than-Temporary Impairment Losses Recognized on Held-to-Maturity Securities	(19)	(2)	(24)	(15)	(60)
Net Realized Gains from Sale of Available-for-Sale Securities	—	—	—	—	—
Net Gains (Losses) on Derivative and Hedging Activities	(1)	4	(2)	(2)	(1)
Loss on Extinguishment of Debt	—	—	—	—	—
All Other Income	1	—	1	1	3
Total Other Income (Loss)	(19)	2	(25)	(16)	(58)
Total Other Expenses	12	9	11	17	49
Income Before Assessments	30	73	30	32	165
Assessments	8	20	8	9	45
Net Income	$22	$53	$22	$23	$120

Deposits

A summary of the average rates we paid on Interest-Bearing deposits greater than 10% of average total deposits is presented in the following table ($ amounts in millions):

	For the Years Ended December 31,
	2010	2009	2008
Interest-Bearing Overnight Deposits:
Average balance	$541	$847	$753
Average rate paid	0.04%	0.05%	1.77%
Interest-Bearing Demand Deposits:
Average balance	$175	$129	$107
Average rate paid	0.02%	0.02%	0.91%

The aggregate amount of time deposits with a denomination of $100 thousand or more was $15.0 million, $15.2 million and $46.5 million as of December 31, 2010, 2009, and 2008, respectively.

Short-term Borrowings

A summary of our short-term borrowings for which the average balance outstanding exceeded 30% of capital is presented in the table below ($ amounts in millions):

	Discount Notes			CO Bonds With Original Maturities of One Year or Less
	December 31,			December 31,
Short-term Borrowings	2010	2009	2008	2010	2009	2008
Outstanding at period end	$8,925	$6,250	$23,466	$11,430	$12,284	$6,417
Weighted average rate at period end	0.15%	0.12%	1.40%	0.34%	0.69%	2.48%
Daily average outstanding for the period	$9,296	$14,756	$20,390	$8,438	$11,129	$7,075
Weighted average rate for the period	0.16%	0.58%	2.44%	0.48%	1.00%	2.77%
Highest outstanding at any month end	$13,827	$24,539	$22,160	$11,430	$12,809	$9,362

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures ("DCP") that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act, is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and (b) accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal accounting officer, to allow timely decisions regarding required disclosures. In designing and evaluating our DCP, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and that our management's duties require it to make its best judgment regarding the design of our DCP. As of December 31, 2010, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer (the principal executive officer), Chief Operating Officer-Chief Financial Officer (the principal financial officer) and Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our DCP pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer, Chief Operating Officer-Chief Financial Officer and Chief Accounting Officer concluded that our DCP were effective as of December 31, 2010.

Internal Control Over Financial Reporting

Management's Report on Internal Control over Financial Reporting

Our management's report on internal control over financial reporting appears on page F-2 of this Annual Report and is incorporated herein by reference.

The effectiveness of our internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, ("ICFR") as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in its report dated March 18, 2011, which appears on page F-3 of this Annual Report and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes in our ICFR that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our ICFR.

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

HERA, which became effective on July 30, 2008, significantly restructured the manner in which the FHLBs' directors are elected. HERA divides the directorships of FHLBs into two categories, "member" directorships and "independent" directorships. Both types of directorships are filled by a vote of the members. No member of an FHLB's management may serve as a director of that FHLB. Elections for member directors are held on a state-by-state basis. Independent directors are elected at-large by all the members in the FHLB district without regard to the state. Prior to enactment of HERA, our board of directors was comprised of a combination of directors elected by the members and public interest directors appointed by our former regulator, the Finance Board.

Under HERA, member directorships must always make up a majority of the board seats, and the independent directorships must comprise at least 40% of the entire board. A Finance Agency Order issued June 21, 2010, provides that we have eighteen seats on our board of directors for 2011, consisting of five Indiana member directors, five Michigan member directors, and eight independent directors. The term of office for directors elected after July 30, 2008, is four years, unless otherwise adjusted by the Director of the Finance Agency in order to achieve an appropriate staggering of terms (with approximately one-fourth of the directors' terms expiring each year). Directors may not serve more than three consecutive full terms.

Nomination of Member Directors

Member directors are required by statute and regulation to meet certain specific criteria in order to be eligible to be elected and serve as directors. To be eligible, an individual must: (i) be an officer or director of a member institution located in the state in which there is an open member director position; (ii) represent a member institution that is in compliance with the minimum capital requirements established by its regulator; and (iii) be a U.S. citizen. These criteria are the only permissible eligibility criteria that member directors must be required to meet, and the FHLBs are not permitted to establish additional eligibility criteria for member directors or nominees.

Each eligible institution may nominate representatives from member institutions in its respective state to serve terms on the board as member directors. As a matter of statute and regulation, only FHLB shareholders may nominate and elect member directors. Specifically, member institutions that hold stock in the FHLB as of the record date (i.e., December 31 of the year prior to the year in which the election is held) are entitled to participate in the election process. FHLB boards of directors are not permitted to nominate or elect member directors (except to fill a vacancy for the remainder of an unexpired term). With respect to member directors, under Finance Agency regulations, no director, officer, employee, attorney or agent of an FHLB (except in his or her personal capacity) may, directly or indirectly, support the nomination or election of a particular individual for a member directorship. As a result of this structure for FHLB member director nominations and elections, we do not know what specific experience, qualifications, attributes or skills (other than satisfying the regulatory criteria described above) led our member institutions to conclude that the member director nominees should serve as a director of the FHLB.

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

Pursuant to HERA and Finance Agency regulations, the Executive/Governance Committee of the board of directors, after consultation with our Affordable Housing Advisory Council, nominates candidates for the independent director positions on our board. Individuals interested in serving as independent directors may submit an application for consideration. The application form is available on our website at www.fhlbi.com. Member institutions may also nominate independent director candidates for the Executive/Governance Committee to consider. The conclusion that the independent directors and independent director nominees should serve as directors of the FHLB is based upon the satisfaction, by such persons, of the regulatory prescribed eligibility criteria described above. Under these regulations, the board of directors then submits the slated independent director candidates to the Finance Agency for its review and possible comment. Once the Finance Agency has accepted candidates for the independent director positions, we hold a district-wide election for those positions.

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

2010 Member and Independent Director Elections

Voting rights and processes with regard to the election of member directors and independent directors are set forth in the Bank Act and Finance Agency regulations. For the election of both member directors and independent directors, each eligible institution is entitled to cast one vote for each share of stock that it was required to hold as of the record date; however, the number of votes that a member institution may cast for each directorship cannot exceed the average number of shares of stock that were required to be held by all member institutions located in that state on the record date.

The only matter submitted to a vote of our shareholders in 2010 was the election of certain member directors and independent directors, which occurred in the fourth quarter. In 2010, nomination and election of member directors and independent directors were conducted by mail. No meeting of the members was held with regard to either election. The board of directors does not solicit proxies, nor are eligible institutions permitted to solicit or use proxies to cast their votes in an election for directors. The election was conducted in accordance with the Bank Act and Finance Agency regulations. See our Current Report on Form 8-K filed on December 17, 2010, for more information regarding our election of directors.

Our directors are listed in the table below. The information below includes all directors that served in 2010 and current directors as of March 18, 2011.

Name	Age	Director Since	Term Expiration	Independent (elected by District) or Member (elected by State)
Paul D. Borja	50	1/1/2008	12/31/2010	Member (MI)
Jonathan P. Bradford	61	5/17/2007	12/31/2012	Independent (1)
Paul C. Clabuesch	62	1/1/2003	12/31/2011	Member (MI)
Christine A. Coady	47	1/1/2008	12/31/2011	Independent
Charles L. Crow	67	1/1/2002	12/31/2010	Member (IN)
Matthew P. Forrester	54	1/1/2010	12/31/2013	Member (IN)
Timothy P. Gaylord	56	1/1/2005	12/31/2011	Member (MI)
Michael J. Hannigan, Jr.	66	5/17/2007	12/31/2013	Independent
Carl E. Liedholm	70	1/6/2009	12/31/2012	Independent
James L. Logue, III	58	1/1/2007	12/31/2013	Independent
Robert D. Long	56	5/17/2007	12/31/2011	Independent
James D. MacPhee	63	1/1/2008	12/31/2014	Member (MI)
Dan L. Moore	60	1/1/2011	12/31/2014	Member (IN)
Jeffrey A. Poxon	64	6/15/2006	12/31/2013	Member (IN)
John L. Skibski	46	1/1/2008	12/31/2011	Member (MI)
Elliot A. Spoon	60	2/29/2008	12/31/2014	Independent (1)
Thomas R. Sullivan	60	1/1/2011	12/31/2014	Member (MI)
Larry A. Swank	68	1/6/2009	12/31/2014	Independent
Maurice F. Winkler, III	55	1/1/2009	12/31/2012	Member (IN)
Christopher A. Wolking	51	1/1/2009	12/31/2012	Member (IN)

(1)
In 2008, prior to the effective date of HERA, Mr. Bradford was designated by the Finance Board as a public interest director. In the 2008 independent director election, Mr. Bradford was elected as a public interest director. In the 2010 independent director election, Mr. Spoon was elected as a public interest director.

The following is a summary of the background and business experience of each of our directors. Except as otherwise indicated, for at least the last five years, each director has been engaged in his or her principal occupation as described below:

Paul D. Borja is the Executive Vice President and Chief Financial Officer of Flagstar Bank in Troy, Michigan, and has held that position since 2005. From 1997 to 2005, Mr. Borja was a partner in the law firm Kutak Rock LLP in Washington, D.C. and was partner in other law firms from 1990 to 1999. Mr. Borja's legal experience included matters relating to federal bankruptcy law and securities law, as well as corporate law and accounting matters. Before practicing law, Mr. Borja practiced as a CPA with KPMG and other accounting firms since 1982.

Jonathan P. Bradford is the President and Chief Executive Officer of Inner City Christian Federation ("ICCF), in Grand Rapids, Michigan, and has held that position since 1981. ICCF is involved in the development of affordable housing, as well as housing education and counseling. As President and Chief Executive Officer of ICCF, Mr. Bradford has developed the organization's real estate development financing system and has guided the development of over 500 housing units. Mr. Bradford also serves as the Vice President of the Board of the Michigan Non-Profit Housing Corporation and is a board member of the Genesis Non-Profit Housing Corporation in Grand Rapids, Michigan. Mr. Bradford currently serves as Vice Chair of the Affordable Housing Committee, and also serves on our Executive/Governance and Finance Committees.

Paul C. Clabuesch serves as the Chair of our board of directors. He is the past Chairman, President, and Chief Executive Officer of Thumb Bancorp, Inc., a bank holding company, and Thumb National Bank and Trust, in Pigeon, Michigan, a position in which he served from 1985 through 2009, when he was named Chairman Emeritus of Thumb National Bank and Trust. Mr. Clabuesch's career with that bank began in 1973. During his career, Mr. Clabuesch has held numerous leadership positions with the Michigan Bankers Association, including service as Chairman of its board, Treasurer, and membership on its Executive Council. Mr. Clabuesch was also named the Michigan Bankers Association's Banker of the Year in 2008. Mr. Clabuesch has served as a member of the Board of Trustees of Scheurer Hospital, Pigeon, Michigan, since 1975. In addition to serving as the Chair of our board of directors, Mr. Clabuesch serves as Chair of the Executive/Governance Committee and is an ex-officio member of all board committees.

Christine A. Coady is the President and Chief Executive Officer of Opportunity Resource Fund ("ORF"), formerly known as Michigan Interfaith Trust Fund in Lansing, Michigan, having served in that position since October 2004. ORF is a non-profit community development financial institution engaged in lending for affordable housing and community development purposes. Ms. Coady has held various positions with the ORF and its predecessor organization since 1989, and served as its Executive Director from 1997 to 2004. Ms. Coady currently serves as Chair of our Human Resources Committee, and also serves on our Affordable Housing and Budget/IT Committees.

Charles L. Crow is the Chairman and Chief Executive Officer of Community Bank in Noblesville, Indiana, and Chairman of Community Bancshares, Inc., a bank holding company in Noblesville, Indiana. Mr. Crow has served in those capacities since 1991, and also served as that company's President from 1991 through 2009. Mr. Crow has over forty years' experience in commercial and retail banking. During 2010, Mr. Crow served as Vice Chair of the Human Resources Committee and Secretary of the Executive/Governance Committee, and from 2004 to 2009 served as the Vice Chair of our board of directors.

Matthew P. Forrester is the President and Chief Executive Officer of River Valley Financial Bank in Madison, Indiana, and River Valley Bancorp, a thrift holding company in Madison, Indiana. Mr. Forrester has held those positions since 1999. Prior to that, Mr. Forrester was Chief Financial Officer of Home Loan Bank in Fort Wayne, Indiana, and Senior Vice President and Treasurer for its holding company, Home Bancorp. Before joining Home Loan Bank, Mr. Forrester served as an examiner for the Indiana Department of Financial Institutions. Mr. Forrester currently serves on our Audit Committee.

Timothy P. Gaylord is the President and Chief Executive Officer of Capital Directions, Inc., a bank holding company in Mason, Michigan, and Mason State Bank, its banking subsidiary, and has held those positions since 1995. Mr. Gaylord currently serves as Chair of our Finance Committee and Vice Chair of our Audit Committee. In addition, Mr. Gaylord serves on our Executive/Governance Committee.

Michael J. Hannigan, Jr. has been involved in mortgage banking and related businesses for 25 years. Currently, he is the President of The Hannigan Company, LLC, a real estate development company in Carmel, Indiana, and has held that position since 2006 when he formed the company. From 1986 to 2006, Mr. Hannigan was the Executive Vice President and a director of The Precedent Companies, LLC. Since 2009, Mr. Hannigan has served as Program Manager for the Indiana Builders Association, a trade association. Mr. Hannigan currently serves as Chair of our Affordable Housing Committee, as Vice Chair of our Budget/Information Technology Committee, as Vice Chair of our Human Resources Committee, and as Secretary of our Executive/Governance Committee.

Carl E. Liedholm, PhD, is a Professor of Economics at Michigan State University in East Lansing, Michigan, and has held that position since 1965. Mr. Liedholm has over four decades of experience in generating and analyzing financial and other performance data from enterprises in over two dozen countries. Mr. Liedholm currently serves on our Affordable Housing and Finance Committees.

James L. Logue, III is the Senior Vice President and Chief Operating Officer of Great Lakes Capital Fund, a housing finance and development company in Lansing, Michigan, and has held that position since September 2003. Prior to that time, Mr. Logue served as the Executive Director of the Michigan State Housing Development Authority since 1991. Mr. Logue has over 30 years' experience in affordable housing and finance matters. He serves as a board member of the National Housing Trust, Washington, D.C., and the Corporation for Supportive Housing, New York, New York. Mr. Logue currently serves as Chair of our Budget/Information Technology Committee, and also serves on our Executive/Governance and Affordable Housing Committees.

Robert D. Long, retired from KPMG, LLP on December 31, 2006, where he was the Office Managing Partner in the Indianapolis, Indiana office since 1999, and had served as an Audit Partner for KPMG since 1988. Mr. Long served as Board Chairman for Kenra, Ltd., a provider of hair care products, until the company was sold in December 2010. Mr. Long is also a member of the board of directors and Chair of the Audit Committee for Schulman Associates Institutional Review Board, Inc., a company providing independent review services to pharmaceutical and clinical research companies. Since August 2010, Mr. Long has been a member of the board of directors and Chair of the Audit Committee of Beefeaters Holding Company, Inc., a pet food company. Mr. Long currently serves as Chair of our Audit Committee, and also serves on our Finance and Human Resources Committees.

James D. MacPhee is the Chief Executive Officer and a director of Kalamazoo County State Bank in Schoolcraft, Michigan, and has served in that position since 1990. Mr. MacPhee also serves as a director of First State Bank in Decatur, Michigan. During his career, Mr. MacPhee has held leadership positions with the Community Bankers of Michigan (formerly the Michigan Association of Community Bankers) and the Independent Community Bankers of America ("ICBA"), and currently serves as the ICBA's Chair. Mr. MacPhee currently serves on our Budget/IT and Human Resources Committees.

Dan L. Moore is the President and Chief Executive Officer of Home Bank SB in Martinsville, Indiana, and has served in that position since 2006. Prior to that time, Mr. Moore served as that bank's Executive Vice President and Chief Operating Officer. Mr. Moore has also served as a director of Home Bank SB since 2000. He has been employed by Home Bank SB since 1977. Mr. Moore currently serves on our Human Resources Committee.

Jeffrey A. Poxon serves as Vice Chair of our board of directors. He is the Vice President — Investment Research of The Lafayette Life Insurance Company in Lafayette, Indiana, having previously served as its Chief Investment Officer. Mr. Poxon has been with that company since 1979, was appointed Chief Investment Officer in 1987, and was promoted to Senior Vice President in 1995. He is also a director of LSB Financial Corporation, Lafayette, Indiana and a director of its banking subsidiary, Lafayette Savings Bank, FSB in Lafayette, Indiana, having served in those capacities since 1992. In addition to serving as Vice Chair of our board of directors, Mr. Poxon currently serves as Vice Chair of our Executive/Governance Committee. Mr. Poxon also serves on our Audit and Finance Committees.

John L. Skibski is the Executive Vice President and Chief Financial Officer of MBT Financial Corp., a bank holding company located in Monroe, Michigan, and Monroe Bank and Trust, its banking subsidiary. Mr. Skibski has held those positions since 2004, and has been a director of both companies since 2008. Mr. Skibski has over 20 years' experience in banking. Mr. Skibski currently serves on our Executive/Governance, Audit and Budget/IT Committees.

Elliot A. Spoon is an Assistant Dean and a Professor of Law in Residence at Michigan State University College of Law in East Lansing, Michigan, and has held that position since 2001. Before beginning his teaching career, Mr. Spoon practiced law for 26 years. Mr. Spoon currently teaches in the areas of securities regulation, mortgage banking, corporate finance and accounting for lawyers, and practiced in these areas when he was in private practice. Mr. Spoon currently serves on our Affordable Housing, Audit, and Finance Committees.

Thomas R. Sullivan is the President, Chief Executive Officer, and a director of Firstbank Corporation, a multi-bank holding company in Alma, Michigan, and has held those positions since 2000. Mr. Sullivan was President and Chief Executive Officer of Firstbank (Mt. Pleasant), a state bank subsidiary in Mt. Pleasant, Michigan, from 1991 through January 2007. Mr. Sullivan currently serves on our Finance Committee.

Larry A. Swank is President and Chief Executive Officer of Sterling Group, Inc. and affiliated companies in Mishawaka, Indiana. Mr. Swank has served as President and Chief Executive Officer of Sterling Group, Inc. since 1979. The principal business of that company and its affiliates involves the acquisition, development, construction and management of multi-family housing. Mr. Swank has served as a director of the National Association of Home Builders since 1995, and as a member of its Executive Board since 1997. Mr. Swank currently serves on our Affordable Housing and Budget/IT Committees.

Maurice F. Winkler, III is President and Chief Executive Officer of Peoples Federal Savings Bank of DeKalb County in Auburn, Indiana. He is also President and Chief Executive Officer of Peoples Bancorp, the holding company of Peoples Federal Savings Bank of DeKalb County. Mr. Winkler has held those positions since 1996, and served as Chief Financial Officer of the bank and the holding company from 1987 to 1996. He has also been a director of Peoples Bancorp since 1993. Mr. Winkler currently serves on our Budget/IT and Human Resources Committees.

Christopher A. Wolking is the Senior Executive Vice President and Chief Financial Officer of Old National Bancorp in Evansville, Indiana, and has held those positions since January 2005. Prior to that time, he served as Senior Vice President and Treasurer of Old National Bancorp since February 1999. Mr. Wolking has over 25 years' experience in commercial banking, primarily in treasury and finance roles. Mr. Wolking currently serves as Vice Chair of our Finance Committee, and also serves on our Audit Committee.

Executive Officers

Our Executive Officers, as determined under SEC rules ("Executive Officers"), are listed in the table below. Each officer serves a term of office of one calendar year or until the election and qualification of his or her successor; provided, however, that pursuant to the Bank Act, our board of directors may dismiss any officer at any time. Except as indicated below, each officer has been employed in the principal occupation listed below for at least five years.

Name	Age	Position
Milton J. Miller, II (1)	55	President — Chief Executive Officer (Principal Executive Officer)
Cindy L. Konich (2)	54	Executive Vice President — Chief Operating Officer — Chief Financial Officer (Principal Financial Officer)
Jonathan R. West (3)	54	Executive Vice President — Chief Operating Officer — Business Operations
Sunil U. Mohandas (4)	51	Senior Vice President — Chief Risk Officer
K. Lowell Short, Jr. (5)	54	Senior Vice President — Chief Accounting Officer (Principal Accounting Officer)
Gregory L. Teare (6)	57	Senior Vice President — Chief Banking Officer

(1)
Mr. Miller was selected by our board of directors to serve as President — Chief Executive Officer effective July 16, 2007. Previously Mr. Miller was the Senior Vice President — Chief Financial Officer prior to his retirement from the Bank effective December 29, 2006. Mr. Miller currently serves on the board of directors of the Office of Finance. In 2008, Mr. Miller was appointed to the board of directors of Pentegra Defined Benefit Plan for Financial Institutions, which is part of Pentegra Retirement Services. Pentegra Retirement Services is a not-for-profit cooperative that provides full-service community bank retirement programs nationwide, including those provided to our employees.

(2)
Ms. Konich was promoted to Executive Vice President, Chief Operating Officer—Chief Financial Officer on July 30, 2010, after having served as Senior Vice President — Chief Financial Officer, since September 17, 2007. Effective December 30, 2006, Ms. Konich was appointed by our board of directors as First Vice President — Acting Chief Capital Markets Officer after having served as the First Vice President —Treasurer.

(3)
Mr. West was promoted to Executive Vice President, Chief Operating Officer — Business Operations on July 30, 2010, after having having been appointed by our board of directors to serve as Senior Vice President — Administration, General Counsel and Corporate Secretary (Ethics Officer) on September 17, 2007. Prior to his 2007 appointment, Mr. West was the Senior Vice President — General Counsel and Corporate Secretary.

(4)
Mr. Mohandas was promoted to Senior Vice President — Chief Risk Officer, effective January 1, 2011, after having been appointed by our board of directors as First Vice President — Corporate Risk Manager, effective September 19, 2008. Prior to his 2008 appointment, Mr. Mohandas was the First Vice President — Treasury Risk Manager.

(5)
Mr. Short was appointed by our board of directors as Senior Vice President — Chief Accounting Officer on August 17, 2009, after being hired on August 10, 2009. Mr. Short was a member of the board of directors of One America Funds, Inc. in Indianapolis, Indiana, from 2007 to 2009, and was a member of that board's Audit Committee. From 2006 to 2007, Mr. Short served as Executive Vice President — Chief Financial Officer of Forethought Financial Group in Indianapolis and Batesville, Indiana. Mr. Short served as Senior Vice President — Finance with various responsibilities, including, among others, accounting, financial reporting, and rating agency/regulatory/investor relations, at Conseco Companies in Carmel, Indiana from 1990 to 2006.

(6)
Mr. Teare was appointed by our board of directors as Senior Vice President — Chief Banking Officer on September 19, 2008, after being hired on September 15, 2008. He served as Risk Management Senior Manager for PricewaterhouseCoopers in Seattle, Washington, from 2006 to 2008, where he led projects providing advisory services to major financial institutions on regulatory compliance and operational reviews.

Code of Conduct

We have a Code of Conduct that is applicable to all directors, officers and employees of the Bank, including our principal executive officer, our principal financial officer, and our principal accounting officer, and the members of our Affordable Housing Advisory Council. The Code of Conduct is available on our website at www.fhlbi.com by clicking on "About" and then selecting "Code of Conduct" from the drop down menu. Interested persons may also request a copy by contacting us, Attention: Corporate Secretary, FHLB of Indianapolis, 8250 Woodfield Crossing Boulevard, Indianapolis, IN 46240.

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

Audit Committee and Audit Committee Financial Expert

Our board of directors has an Audit Committee that was comprised of the following members as of December 31, 2010:

Robert D. Long, Audit Committee Chair
Timothy P. Gaylord, Audit Committee Vice Chair
Matthew P. Forrester
Jeffrey A. Poxon
John L. Skibski
Elliot A. Spoon
Christopher A. Wolking
Paul C. Clabuesch, Ex-Officio Voting Member

The 2011 Audit Committee is made up of the following members as of March 18, 2011:

Robert D. Long, Audit Committee Chair
Timothy P. Gaylord, Audit Committee Vice Chair
Matthew P. Forrester
Jeffrey A. Poxon
John L. Skibski
Elliot A. Spoon
Christopher A. Wolking
Paul C. Clabuesch, Ex-Officio Voting Member

Our board of directors has determined that Mr. Long is the Audit Committee Financial Expert due to his previous experience as an audit partner at a major public accounting firm. As discussed more fully in "Item 13. Certain Relationships and Related Transactions and Director Independence," all Audit Committee members meet the tests for independence under the regulations of the Finance Agency. Our board of directors has determined that no member director may qualify as "independent" under the NYSE rules definition due to the cooperative nature of the FHLB with its members.

Section 1112 of HERA requires the FHLBs to comply with the substantive audit committee director independence rules applicable to issuers of securities under the rules adopted pursuant to the Exchange Act. Those rules provide that, to be considered an independent member of an audit committee, a director may not be an affiliated person of the registrant. The term "affiliated person" means a person that directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, the registrant. The rule provides a "safe harbor," whereby a person will not be deemed an affiliated person if the person is not the beneficial owner, directly or indirectly, of more than 10% of any class of voting securities of the registrant. All of our Audit Committee member directors' institutions presently meet this safe harbor.

Section 16(a) Beneficial Ownership Reporting Compliance

Not Applicable.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation

The Human Resources Committee ("HR Committee") serves as the Compensation Committee of the board of directors and is made up solely of directors. No officers or employees of the Bank serve on the HR Committee. Further, no director serving on the HR Committee has ever been an officer of the Bank or had any other relationship which would be disclosable under Item 404 of Regulation S-K.

Compensation Committee Report

The HR Committee has reviewed and discussed with Bank management the "Compensation Discussion and Analysis" that follows and, based on such review and discussions, has recommended to our board of directors that the Compensation Discussion and Analysis be included in the Bank's Annual Report on Form 10-K for fiscal year 2010. As of December 31, 2010, the HR Committee was comprised of the following members:

Christine A. Coady, HR Committee Chair
Charles L. Crow, HR Committee Vice Chair
Michael J. Hannigan, Jr.
Robert D. Long
James D. MacPhee
Maurice F. Winkler, III
Paul C. Clabuesch, Ex-Officio Voting Member

The HR Committee is comprised of the following members as of March 18, 2011:

Christine A. Coady, HR Committee Chair
Michael J. Hannigan, Jr., HR Committee Vice Chair
Robert D. Long
James D. MacPhee
Dan L. Moore
Maurice F. Winkler, III
Paul C. Clabuesch, Ex-Officio Voting Member

Compensation Discussion and Analysis

Overview

To provide perspective on our compensation programs and practices for our Named Executive Officers ("NEOs"), we have included certain information in the Compensation Discussion and Analysis relating to Executive Officers and employees other than the NEOs. Our NEOs for the last completed fiscal year were (i) our principal executive officer ("PEO"), (ii) our principal financial officer ("PFO"), and (iii) the three most highly compensated officers (other than the PEO and the PFO) who were serving as Executive Officers (as defined in SEC rules) at the end of the last completed fiscal year. The following persons were our NEOs for the period covered by this Compensation Discussion and Analysis:

NEO	Title
Milton J. Miller, II	President — Chief Executive Officer (PEO)
Cindy L. Konich	Executive Vice President — Chief Operating Officer — Chief Financial Officer (PFO)
Jonathan R. West	Executive Vice President — Chief Operating Officer — Business Operations
Sunil U. Mohandas	Senior Vice President — Chief Risk Officer
Gregory L. Teare	Senior Vice President — Chief Banking Officer

Our executive compensation program is overseen by the Executive/Governance Committee (in the case of the President-Chief Executive Officer's ("CEO") compensation) and the HR Committee (in the case of the other NEOs' compensation), and ultimately by the entire board of directors. The HR Committee meets at scheduled times throughout the year (five times in 2010) and reports regularly to the board of directors on its recommendations. In carrying out its responsibilities and duties, the HR Committee has the authority to obtain advice and assistance from outside legal counsel, compensation consultants, and other advisors as the HR Committee deems necessary, with all fees and expenses paid by the Bank. The Executive/Governance Committee assists the board of directors in the governance of the Bank, including nominations of the Chair and Vice Chair of the board of directors and its committees, and in overseeing the affairs of the Bank during intervals between regularly scheduled board meetings, as provided for in the Bank's bylaws. The Executive/Governance Committee also reviews the President-CEO's performance and compensation. The Executive/Governance Committee meets as needed throughout the year (four times in 2010) and reports to the board of directors on its recommendations.

As a GSE, all aspects of our business and operations, including our executive compensation programs, are subject to regulation by the Finance Agency. Section 1113 of HERA gives the Director of the Finance Agency authority to prevent the FHLBs from paying compensation to their executive officers that is not reasonable and comparable with compensation for employment in other similar businesses (including other publicly-held financial institutions or major financial services companies) involving similar duties and responsibilities. Pursuant to this authority, the Finance Agency has directed the FHLBs to provide information to the Finance Agency concerning all compensation actions relating to the respective FHLBs' five most highly compensated officers. This information, which includes studies of comparable compensation, must be provided to the Finance Agency at least four weeks in advance of any planned board action with respect to the compensation of the specified officers. Under the supervision of the board of directors, we provide this information to the Finance Agency on an ongoing basis as required.

On October 27, 2009, the Finance Agency issued Advisory Bulletin 2009-AB-02. This Advisory Bulletin sets forth certain principles for executive compensation practices to which the FHLBs and the Office of Finance should adhere in setting executive compensation. These principles consist of the following:

•	executive compensation must be reasonable and comparable to that offered to executives in similar positions at other comparable financial institutions;

•	executive incentive compensation should be consistent with sound risk management and preservation of the par value of the FHLB's capital stock;

•	a significant percentage of an executive's incentive-based compensation should be tied to longer-term performance and outcome-indicators;

•	a significant percentage of an executive's incentive-based compensation should be deferred and made contingent upon performance over several years; and

•	the FHLB's board of directors should promote accountability and transparency in the process of setting compensation.

In evaluating compensation at the FHLBs, the Director of the Finance Agency will consider the extent to which an executive's compensation is consistent with the above-listed principles. As described below, we incorporated these principles into our development, implementation, and review of compensation policies and practices for executives for 2010 and 2011.

Compensation Philosophy and Objectives

The compensation program for our NEOs is designed to enable us to attract, motivate and retain talented individuals. We strive to provide an aggregate compensation opportunity that is generally competitive with prevailing practices, aligns the interest of the NEOs with those of our members, reflects total compensation that is consistent with performance and business results and complies with the requirements of the Finance Agency. In determining or reviewing the compensation of our NEOs, the Executive/Governance and HR Committees are guided by the principle that there should be a strong link between individual and Bank performance and executive pay. On January 21, 2011, the board of directors, after consultation with the HR Committee, re-affirmed this overall compensation philosophy and structure, first put in place in 2008, as discussed in this compensation discussion and analysis.

The compensation program is designed to reward:

•	the attainment of the Bank's performance goals;

•	the implementation of short and long-term business strategies;

•	the accomplishment of our public policy mission;

•	the effective and appropriate management of financial, operational, reputational, regulatory, and human resources risks;

•	the growth and enhancement of senior management leadership and functional competencies; and

•	the accomplishment of goals to maintain an efficient cooperative system.

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

Role of the Executive/Governance and HR Committees in Setting Executive Compensation

The Executive/Governance and HR Committees intend that the executive compensation program be aligned with our short-term and long-term business objectives and focus executives' efforts on fulfilling these Bank-wide objectives. As discussed below, the Executive/Governance Committee reviews the President-CEO's performance and researches and recommends the President-CEO's salary to the board of directors, and the President-CEO determines the salaries of the other NEOs, after consulting with the HR Committee. The percentage of salary increases that will apply to merit and promotional equity increases for each year's budget is recommended by the HR Committee to the Budget/Information Technology Committee for approval by the board of directors. The benefit plans that will be offered, and any changes to those plans from year to year, are approved by the board of directors after review and recommendation by the HR Committee. The HR Committee also recommends the goals, payouts and qualifications for both annual short-term incentive plans and the long-term incentive plan for board of directors' review and approval.

Role of the Named Executive Officers in the Compensation Process

The NEOs assist the HR Committee and the board of directors by providing support to any compensation consultants engaged by the board of directors or HR Committee. The Director of Human Resources & Administration assists by gathering research on compensation trends, peer groups, cost of living, and other market data requested by the President-CEO, the HR Committee, the Audit Committee, the Executive/Governance Committee, or the board of directors. Additionally, the Director of Human Resources & Administration makes recommendations regarding officer appointments and salary levels for all Bank employees, which are evaluated by senior management or one of the board committees, depending on the position. Further, senior management prepares the strategic plan financial forecasts for the board of directors and the Budget/Information Technology Committee, which are then used to establish the goals and payout terms for the incentive compensation plans.

Role of Compensation Consultants in Setting Executive Compensation

The salary and benefit benchmarks we use to establish reasonable and competitive compensation for our employees are the competitor groups established by Aon Consulting and its affiliate, McLagan Partners. The primary peer group is comprised of a number of regional/commercial banks and other companies as listed below ("Primary Peer Group"). The other eleven FHLBs are the secondary peer group ("Secondary Peer Group"), including a sub-set of 'non-metro' FHLBs, which excludes the FHLBs of Atlanta, Chicago, New York and San Francisco. The Primary and Secondary Peer Groups are collectively referred to as "Peer Groups." For certain positions, with input from Aon Consulting and McLagan Partners, we use job specific benchmarks for similar jobs that may or may not reflect actual job responsibilities, but are determined by the consultant to be market comparable and represent realistic employment opportunities. For example, the compensation of the President-CEO of our Bank would not necessarily be compared to that of the President-CEO of a Primary Peer Group company; rather, his compensation may be compared to that of the President-CEO of a division or subsidiary company of that Primary Peer Group.

The institutions in the Primary Peer Group, as determined in 2010, are:

ABN AMRO Securities (USA) LLC	Lloyds Banking Group
AIB Capital Markets	M&T Bank Corporation
Ally Financial Inc.	Macquarie Bank
Associated Banc	Marshall & Ilsley Corporation
Australia & New Zealand Banking Group	Mitsubishi UFJ Trust & Banking Corporation (USA)
Banco Bilbao Vizcaya Argentaria	Mizuho Corporate Bank, Ltd.
Banco ITAU Investment Bank	National Australia Bank
Banco Santander	Natixis
Banco Hapoalim	Nord/LB
Bank of America Merrill Lynch	Nordea Bank
Bank of China	Piper Jaffray
Bank of the West	PNC Bank
Bank of Tokyo- Mitsubishi UFJ	Rabobank Nederland
Bayerische Landesbank	RBS GBM
BBVA Compass	RBS/Citizens Bank
BMO Financial Group	Regions Financial Corporation
BNP Paribas	Royal Bank of Canada
BOK Financial Corporation	Royal Bank of Scotland
Branch Banking & Trust Co.	Skandinaviska Enskilda Banken AB(Publ), NY Branch
Brown Brothers Harriman & Co.	Societe Generale
Capital One	Standard Bank
Cargill	Standard Chartered Bank
China Merchants Bank	Sumitomo Mitsui Banking Corporation
CIBC World Markets	SunTrust Banks
Citi Global Consumer Group	Susquehanna International Group
Citigroup	SVB Financial Group
Comerica	Synovus
Credit Agricole CIB	TD Securities
Credit Industriel et Commercial	The Bank of New York Mellon
Dexia	The Bank of Nova Scotia
DnB NOR Markets, Inc.	The CIT Group
DVB Bank	The NorinchukinBank, New York Branch
DZ Bank	The Northern Trust Corporation
Espirito Santo Investment	The Private Bank
Fannie Mae	The Sumitomo Trust & Banking Co. (U.S.A.)
Frost National Bank	U.S. Bancorp
GE Commercial Finance	UniCredit
HSBC Bank	Union Bank, N.A.
ING	United Bank for Africa Plc
JP Morgan Chase	Wells Fargo Bank
KBC Bank	WestLB
KeyCorp	Westpac Banking Corporation
Landesbank Baden-Wuerttemberg	Wilmington Trust Company

The Executive/Governance and HR Committees target the median market level (within ± 5%) of the salary and benefits benchmarks, considering our culture of expecting above-peer financial performance, stability, prudent risk taking and conservative operating philosophies. Also, individual employee differences, including job performance results, responsibilities, experience and tenure, are considered when establishing individual base salaries of the NEOs. The Bank recruits and desires to retain senior management from national markets. Consequently, cost of living in Indiana is not a direct factor in determining compensation.

During 2008, the board of directors engaged Aon Consulting and McLagan Partners to complete a comprehensive compensation review, including salary and benefits with an emphasis on the retirement plans. Their engagement was limited to this comprehensive review with respect to our compensation, benefits, and director fees, and did not include consultation concerning hiring or staffing matters. This review resulted in modifications to our compensation philosophy and structure for NEOs as described in the following sections. These modifications also affected compensation provided to other officers and employees of the Bank.

Elements of Compensation Used to Achieve Compensation Philosophy and Objectives

The total compensation mix for NEOs in 2010 consisted of:

(1)	base salaries;
(2)	annual short-term incentive opportunities;
(3)	long-term incentive opportunities;
(4)	retirement benefits; and
(5)	perquisites and other benefits.

Base Salaries. Unless otherwise described, the term "base salary" as used herein refers to an individual's annual salary, before considering incentive compensation, deferred compensation, perquisites, taxes, or any other adjustments that may be elected or required. The base salary for the President-CEO is established annually by the full board of directors after review and recommendation by the Executive/Governance Committee. The base salaries for our other NEOs are set annually by the President-CEO, generally after an advisory consultation with the HR Committee. We have concluded that this different treatment, and the additional level of scrutiny to which the base salary determination for the President-CEO is subjected, is appropriate in light of the nature of the position of President-CEO and the extent to which the President-CEO is responsible for the overall performance of the Bank. Merit increases to base salaries are used, in part, to keep our NEO salary levels competitive with the market.

In setting the base salary for the President-CEO, the Executive/Governance Committee and board of directors have discretion to consider a wide range of factors, including the President-CEO's individual performance, the performance of the Bank overall, the President-CEO's tenure, and the amount of the President-CEO's base salary relative to the base salaries paid to executives in similar positions in the 50th and 75th percentile of executive salaries in our Peer Groups. Though a policy or a specific formula has not been developed for such purpose, the Executive/Governance Committee and board of directors also consider the amount and relative percentage of the President-CEO's total compensation that is derived from his base salary. In light of the wide variety of factors that are considered, the Executive/Governance Committee and board of directors have not attempted to rank or otherwise assign relative weights to the factors they consider. The Executive/Governance Committee and board of directors consider all the factors as a whole in reaching a determination with respect to the President-CEO's base salary. Based upon the foregoing, at year-end 2009, the Executive/Governance Committee and board of directors approved a merit increase for Mr. Miller of 3.0% for 2010, resulting in an annual base salary of $534,066.

When setting the base salaries for our other NEOs, the President-CEO has discretion to consider a wide range of factors including each NEO's qualifications, responsibilities, assessed performance contribution, tenure, position held, amount of base salary relative to similarly-positioned executives in our Peer Groups, input from the HR Committee, and the Bank's overall salary budget. Though a policy or a specific formula has not been developed for such purpose, the President-CEO also considers the amount and relative percentage of total compensation that are derived by the NEOs from their base salaries. Based upon his subjective evaluation and weighting of the various factors, the President-CEO provided the following adjustments to the base salaries of the NEOs for 2010:

NEO	Merit Increase % for 2010	Base Salary for 2010
Cindy L. Konich (1)	3.0	$320,450
Jonathan R. West (2)	3.0	294,476
Sunil U. Mohandas	3.0	254,176
Gregory L. Teare (3)	5.0	234,130

(1)
In July 2010, Ms. Konich was promoted to Executive Vice President, Chief Operating Officer — Chief Financial Officer from Senior Vice President — Chief Financial Officer. Her base salary was adjusted prospectively to $360,022.

(2)
In July 2010, Mr. West was promoted to Executive Vice President, Chief Operating Officer — Business Operations from Senior Vice President — Administration, General Counsel and Corporate Secretary. His base salary was adjusted prospectively to $325,000.

(3)	The merit increase percentage for Mr. Teare for 2010 was larger than the merit increase percentages for the other NEOs due to a re-assessment of similarly-positioned executives in our Peer Groups.

These salary adjustments for 2010 were within the range of merit and market-based increases recommended by the HR Committee and the Budget/Information Technology Committee, and approved by the board of directors on October 15, 2009, for all employees of the Bank.

On October 21, 2010, the HR Committee recommended, and the board of directors approved, 2011 merit and market-based increases totaling 2.5% of annual base salaries. An additional 1.1% was approved for promotional and equity adjustments. These approved amounts were used in adjusting the base salaries of Bank employees for 2011. These amounts were then incorporated into our 2011 operating budget as recommended by our Budget/Information Technology Committee and approved by our board of directors on November 18, 2010. Within this budget, the President-CEO, after discussion with the HR Committee, provided the following adjustments to the other NEOs for their base salaries for 2011:

NEO	Merit Increase % for 2011	Base Salary for 2011
Cindy L. Konich	2.5	$369,018
Jonathan R. West	2.5	333,138
Sunil U. Mohandas	4.0	264,342
Gregory L. Teare	3.0	241,150

The Executive/Governance Committee recommended and the board of directors approved a merit increase for Mr. Miller of 4.0% for 2011, resulting in an annual base salary of $555,438.

Incentive Opportunities. Generally, as an executive's level of responsibility increases, a greater percentage of total compensation is based on our overall performance. Our incentive plans have a measurement framework that rewards both profits and member product usage, consistent with our mission.

As discussed in more detail below, the Bank's incentive plans are performance-based, and represent a reasonable risk-return balance between product usage by our cooperative members and modest profit targets expected by our shareholder investors. The Bank has used a similar structure for annual incentive goals for its senior officers since 1989.

The pay-outs of the Short-Term Incentive ("STI") Plan (annually) and Long-Term Incentive ("LTI") Plan (over three years) are generally calculated as follows:

Performance result for each mission goal in the plan	x	Interpolation factor between threshold, target and maximum award levels	x	Weighted value for each goal	x	% of base salary incentive opportunity based on job position	=	Sum of all target awards	x	Participant's annual base salary	=	Incentive award

Annual Short-Term Incentive Opportunities. Under the 2010 STI Plan there were five mission goals, and six components within these goals, for all participants, including the NEOs, but excluding those in the Internal Audit Department, whose annual incentive compensation was not based upon our performance. These goals were tied to potential dividend, Advances, MPP volume, the total amount of CIP Advances originated, and proficiency and efficiency of Corporate Risk Management ("CRM") reporting. The goals were weighted based upon the consideration of the impact on our overall mission, and differed between the CRM and all other Bank employees. The plan established threshold, target, and maximum performance levels for each goal.

These incentive goals were derived from, and each is specifically aligned to, our strategic plan and financial forecast that were prepared by management and approved by the board of directors. The HR Committee and Budget/Information Technology Committee each reviewed the STI Plan before recommending the 2010 STI Plan to the full board of directors, which approved the plan on January 21, 2010.

Under the terms of the 2010 STI Plan, the board of directors had discretion to reduce or eliminate any payouts that were otherwise earned under the plan, if the board of directors found that a serious, material safety or soundness problem or a serious, material risk management deficiency existed at the Bank. The board of directors made no such finding, and thus did not reduce or eliminate payouts otherwise earned under the 2010 STI Plan.

Although the CRM goals are identical with respect to performance goals for other STI Plan participants, excluding those in Internal Audit, the weighted value for each goal differs. The weights, specific goals, and our actual result for each 2010 mission goal are presented below ($ amounts in millions):

Mission Goals	Weighted Value	Weighted Value (CRM)	Threshold	Target	Maximum	Actual	Attainment Percentage (Interpolated)	Weighted Average	Weighted Average (CRM)
Profitability
Potential Dividend over our Cost of Funds (1)	50%	35%	50 bps	100 bps	250 bps	> maximum	100%	50%	35%
Advances
Member Participation (2)	15%	11%	65%	67%	70%	66%	44%	6%	5%
New, Reactivated or Cross-Sold Members (3)	10%	5%	8 points	14 points	20 points	> maximum	100%	10%	5%
Mortgage Purchase Program
MPP production (4)	10%	7%	$238	$325	$750	> maximum	100%	10%	7%
Community Investment
CIP Advances Originated (5)	10%	7%	$25	$50	$100	> maximum	100%	10%	7%
CRM Reporting (6)	5%	35%	Met expectation for CRM Reporting/Monitoring	Fully Proficient	Fully Proficient and Efficient	> target	98%	5%	34%
Total Achievement								91%	93%

(1)
This is measured in basis points ("bps") and is defined as adjusted net income as a percentage of average total capital stock. Adjusted net income is adjusted (a) for the effects of current and prior period prepayments and debt extinguishments, (b) to exclude mark-to-market adjustments and other effects from derivatives and hedging activities, and (c) to exclude the effects from interest expense on MRCS. This definition assumes no material change in investment authority under the Bank's financial management policy, regulation, policy or law.

(2)	The member participation rate represents the number of qualifying members participating in advances, letters of credit, or lines of credit as a percentage of total members in the qualifying group.
(3)
This is measured by qualifying members activating a new product category that was not being utilized by the qualified member as of December 31, 2009. One point is accumulated each time a member activates a new product category during the month. Once a product point is earned from a member in any month for a product category, it shall not be earned again during the calendar year. The total number of product usage points earned each month will be added together and compared to the 2010 goal.

(4)
MPP production is the amount of all master delivery commitments traded in 2010. This goal assumes that the member will not have to purchase capital stock in the Bank for its MPP sales. This definition also assumes no material change in MPP authority under the Bank's financial management policy, regulation, policy or law. When calculating achievement between the minimum threshold and maximum performance, no single member can account for more than 25% of production.

(5)
Newly originated Community Investment Cash Advances, including Community Investment Program, HomeRetain and other qualifying Advances, provided in support of targeted projects as defined in 12 CFR Part 952 and the Bank Act.

(6)
This is evaluated by the CEO and is based upon an evaluation of efficiency of CRM reporting and assessment services provided to the Bank. Efficiency is broader than meeting budget expectations for CRM division and entails exhibition of executive vision and creation/maintenance of a high level of cooperation and professionalism with all operating areas of the Bank, while providing beneficial insight into material risks. The board of directors determines the goal achievement of the CEO, for the CRM mission goal.

The percent of base salary that an NEO may have earned for certain target achievement levels and the actual percent of base salary payout achieved are presented below:
2010 STI Plan
    % of Base Salary By
Target Achievement Level
Payable in 2011

				Actual Payout
NEO	Threshold	Target	Maximum	% of Base Salary	Amount (2)
Milton J. Miller, II	30%	50%	70%	65.0%	$347,276
Cindy L. Konich	20%	30%	40%	37.5%	135,053
Jonathan R. West	20%	30%	40%	37.5%	121,916
Sunil U. Mohandas (1)	20%	30%	40%	37.9%	96,237
Gregory L. Teare	20%	30%	40%	37.5%	87,828

(1)	Mr. Mohandas earned incentive awards under the 2010 STI Plan based upon the Senior Vice President level.
(2)	These amounts were paid on February 25, 2011.

Long-Term Incentive Opportunities. To remain market-competitive at the median level of the benchmarks, to promote stability in earnings, and to facilitate our long-term safe and sound operation, the board of directors established, commencing January 1, 2008, an LTI Plan. The purpose of the LTI Plan is to better enable the Bank to attract, retain and motivate certain key employees, including NEOs, and to focus their efforts on continued improvement in the profitability of the Bank. The LTI Plan is based on rolling three-year performance periods. For example, LTI Plan payments earned for the 2008-2010 performance period were paid on February 25, 2011, payments earned for the 2009-2011 performance period will be paid in 2012, and payments earned for the 2010-2012 performance period will be paid in 2013. Any payments under the LTI Plan will not be included in a participant's compensation for purposes of calculating a benefit under the Pentegra Defined Benefit Plan for Financial Institutions or the 2005 Supplemental Executive Retirement Plan. In general, an award will be earned, and therefore vested, if the applicable performance goals for the three-year performance period are satisfied and the participant is employed on the last day of the performance period. An LTI Plan award is forfeited if a participant terminates service prior to vesting of the award, unless the termination is due to death, disability, retirement, resignation for good reason (such as reorganization of the Bank and a material change in the participant's job status, position, or title not representing a promotion), or merger or liquidation. A participant whose employment terminates during a performance period for one of these reasons is eligible for a pro-rated payout based on the amount of time served during the period, provided the performance goals for the period are satisfied.

The LTI Plan contains a discretionary award pool for Level II and Level III participants (defined as any individual who is not a Level I or II participant) to be determined by the board of directors in its discretion, after receiving a recommendation from the President-CEO. The amount of the discretionary incentive pool may not exceed 20% of the aggregate awards earned by the Level I and Level II participants over that three-year performance period. The President-CEO may recommend, in writing, to the board of directors that an additional discretionary award be made to a Level II or Level III Participant to address external market considerations, including for recruiting purposes.  The President-CEO did not recommend any additional discretionary awards for the 2008-2010 performance period and the board of directors did not make any awards from the discretionary pool.

All LTI Plan participants, as a condition of participation in the LTI Plan, must sign a non-solicitation and non-disclosure agreement. Under this agreement, the participant agrees not to (i) disclose the Bank's confidential information or use such information for personal benefit or to compete against the Bank at any time, or (ii) solicit or hire any Bank employee during the participant's employment at the Bank and for 12 months following the participant's termination of service from the Bank.

Under the terms of the LTI Plan, the board of directors may in its discretion reduce or eliminate an LTI Plan award that was otherwise earned if the board of directors finds that a serious, material safety or soundness problem or a serious, material risk management deficiency exists at the Bank. The board of directors made no such finding for the 2008-2010 performance period and thus did not reduce or eliminate awards otherwise earned under the LTI Plan.

The 2008-2010 performance goals in the LTI Plan were the same as those for the 2008-2010 STI Plans, and were tied to potential dividend, Advances, MPP volume, the total amount of CIP Advances originated, and, for 2010, CRM reporting. The goals were weighted based upon overall impact on our financial performance, and the plan set threshold, target and maximum performance goals. The percent of base salary that an NEO may have earned for certain target achievement levels and the actual percent of base salary payout achieved are presented below for the 2008-2010 performance period:

LTI Plan
2008-2010 Performance Period
% of Base Salary
By Achievement Level
Payable in 2011

				Payout
Eligible Participants	Threshold (60%) (1)	Target (80%) (1)	Maximum (100%) (1)	% of Base Salary	Amount (3)
Level I Participant:
Milton J. Miller, II	15%	30%	45%	33%	$165,002

Level II Participants:
Cindy L. Konich	10%	20%	30%	22%	66,003
Jonathan R. West	10%	20%	30%	22%	59,900
Sunil U. Mohandas	(2)	(2)	(2)	(2)	(2)
Gregory L. Teare	10%	20%	30%	22%	35,782	(4)

(1)
So that the three-year LTI Plan provides for more stretch performance than the one-year STI Plan, a percentage achievement of less than 60% averaged over the three-year LTI Plan will receive no payout.

(2)	Mr. Mohandas was not a participant in the LTI Plan for the 2008-2010 performance period.
(3)	The LTI Plan award for the 2008-2010 performance period was paid on February 25, 2011.
(4)	Mr. Teare's payout has been prorated for his partial year of employment with the Bank in 2008.

The 2010 and 2011 performance goals for the 2010-2012 performance period of the LTI Plan are the same as those for the 2010 and 2011 STI Plans, respectively, and are tied to potential dividend, Advances, MPP volume, the total amount of CIP Advances originated, and CRM reporting. The goals are weighted based upon overall impact on our financial performance, and the plan set threshold, target and maximum performance goals. The percent of base salary that an eligible participant may earn for certain target achievement levels are presented below for the 2010-2012 performance period:

LTI Plan
    2010-2012 Performance Period
% of Base Salary
By Achievement Level
Payable in 2013

Eligible Participants	Threshold (60%) (1)	Target (80%) (1)	Maximum (100%) (1)	Payout
Level I Participant:
Milton J. Miller, II	15%	30%	45%	(3)

Level II Participants:
Cindy L. Konich	10%	20%	30%	(3)
Jonathan R. West	10%	20%	30%	(3)
Sunil U. Mohandas (2)	10%	20%	30%	(3)
Gregory L. Teare	10%	20%	30%	(3)

Senior Vice Presidents and Others - Board Designated	10%	20%	30%	(3)

(1)
So that the three-year LTI Plan provides for more stretch performance than the one-year STI Plan, a percentage achievement of less than 60% averaged over the three-year LTI Plan will receive no payout.

(2)	Mr. Mohandas is considered an eligible Level II participant at the Senior Vice President level in the LTI Plan for the 2010-2012 performance period.
(3)	The LTI Plan award for the 2010-2012 performance period cannot yet be calculated as of December 31, 2010, and will be paid, if applicable, in 2013.

Retirement Benefits. In order for our total compensation to be competitive with our Peer Groups, we have established and maintain a comprehensive retirement program for NEOs. During 2010, we offered qualified and non-qualified defined benefit plans and qualified and non-qualified defined contribution plans. The benefits provided by these plans are components of the total compensation opportunity for NEOs. The board of directors believes that these plans serve as valuable retention tools and provide significant tax deferral and resources for the participants' long-range financial planning. Each of these four plans is discussed below.

Pension and Thrift Plans. The Bank's retirement program is comprised of two qualified retirement plans: the Pentegra Defined Benefit Plan for Financial Institutions ("DB Plan") (for eligible employees hired before February 1, 2010) and the Pentegra Defined Contribution Plan for Financial Institutions ("DC Plan") (for all employees).

In response to federal legislation which imposes restrictions on the retirement benefits payable to executives, in 1993 and 1994 we established two non-qualified benefit equalization plans: the Supplemental Executive Retirement Plan ("SERP") and the Supplemental Executive Thrift Plan ("SETP"). In order to grandfather the SERP and SETP under the laws in effect prior to the effective date of the Internal Revenue Code ("IRC") Section 409A regulations, both the SERP and SETP plans were frozen, effective December 31, 2004, and are now referred to as the "Frozen SERP" and "Frozen SETP," respectively. A separate SERP (as amended and restated effective January 1, 2008) ("2005 SERP") and a separate SETP (as amended and restated effective January 1, 2008) ("2005 SETP") were established effective January 1, 2005, to conform to the Section 409A regulations. The Frozen SERP and 2005 SERP are collectively referred to as the "SERPs" and the Frozen SETP and the 2005 SETP are collectively referred to as the "SETPs." In addition to the NEOs, certain other officers are eligible to participate in the 2005 SETP and 2005 SERP.

These retirement plans have all been amended and restated from time to time to comply with changes in laws and regulations of the Internal Revenue Service ("IRS") and to modify certain benefit features. As described in more detail in the next section, the DB Plan was frozen as of February 1, 2010, with the result that only employees hired before that date are eligible to participate in the DB plan.

On November 20, 2009, the board of directors adopted resolutions to terminate the SETPs due to increased concerns of possible restrictions on payments under the SETPs in cases where the Bank is not insolvent. The SETPs were terminated effective December 23, 2009, upon the Bank's receipt of acknowledgment from the Finance Agency that the board of directors had the authority to terminate the SETPs. All account balances under the SETPs were distributed to participants in lump-sum payments on or about December 24, 2010. Prior distribution elections by terminated participants under the SETPs were honored until mid-December 2010, in accordance with the terms of the plans and IRC Section 409A regulations. For additional information, please refer to our Current Report on Form 8-K filed on December 29, 2009.

The DB Plan and SERPs provide benefits based on a combination of a participant's length of service, age and annual compensation, except as described below for Mr. Miller. The DC Plan provides and the SETPs provided benefits based upon amounts deferred by the participant and employer matching contributions based upon length of service and the amount of the deferral and compensation.

DB Plan and SERP. All employees who met the eligibility requirements and were hired before February 1, 2010, including the NEOs, participate in the DB Plan, a tax-qualified, multi-employer defined benefit pension plan. The plan neither requires nor permits employee contributions. Participants' pension benefits vest upon completion of five years of service. Benefits are based upon compensation up to the annual compensation limit under the IRC, which was $245,000 in 2010. In addition, benefits payable to participants in the DB Plan may not exceed a maximum benefit limit under the IRC, which in 2010 was $195,000, payable as a single life annuity at normal retirement age. The SERPs, as non-qualified retirement plans, restore retirement benefits that a participant would otherwise receive, absent these limitations imposed by the IRC. In this respect, the SERPs are an extension of our retirement commitment to our NEOs as highly-compensated employees because they preserve and restore the full pension benefits, which, due to IRC limitations, are not payable from the DB Plan.

In determining whether a participant is entitled to a restoration of retirement benefits, the SERPs utilize the identical benefit formula applicable to the DB Plan. In the event that the benefit payable from the DB Plan has been reduced or otherwise limited due to IRC limitations, the participant's lost benefits are payable under the terms of the SERPs.

In connection with an early retirement option offered in late 2006, Mr. Miller elected to retire, effective December 29, 2006, and was granted an early retirement benefit. This early retirement benefit included an additional three years of service and three years of age ("3+3") for purposes of calculating his accrued benefit under the DB Plan and the SERPs. On July 16, 2007, Mr. Miller was re-hired as the Bank's President-CEO. At that time, all scheduled future payments from the SERPs were suspended until Mr. Miller retires again. Mr. Miller is eligible to participate in and accrue additional benefits under the DB Plan and the 2005 SERP (but not the Frozen SERP, because accruals to it were frozen as of December 31, 2004). The DB Plan benefit to be paid to Mr. Miller upon his future retirement will include the value of the early retirement benefit (3+3) but will also automatically be reduced, under the terms of the DB Plan, by the lump sum benefit of $1,230,601 he received from the DB Plan when he retired in 2006. The Frozen SERP benefit to be paid to Mr. Miller upon his future retirement will include the value of the early retirement benefit but will also automatically be reduced, under the terms of the Frozen SERP, to both take into account the one installment payment of $308,231 that Mr. Miller has already received under the Frozen SERP and to further reduce Mr. Miller's benefit by an additional $450,000 which represents the amount determined by the board to approximate the after-tax value of the additional benefit Mr. Miller received under the early retirement option. The Frozen SERP benefit will be increased by interest earned at the annual rate of 4.86% from December 31, 2004 (the date on which the Frozen SERP was frozen) to the date of payment following Mr. Miller's future retirement. The 2005 SERP provides that Mr. Miller's benefit upon his future retirement will include the value of the early retirement benefit and will be reduced to take into account his receipt of a lump sum payout of $1,242,282 (for a total SERP payout of $1,550,513) from his 2006 retirement. The 2005 SERP benefit will be increased by interest earned at the annual rate of 4.69% from February 1, 2007 (the date of the above-referenced installment payment) to the date of payment following Mr. Miller's future retirement. In addition, if a payment were to become due to Mr. Miller under the terms of his Key Employee Severance Agreement, the portion of that payment attributable to his 2005 SERP benefits would be calculated as if he had three years added to his age and had an additional three years of benefit service. For more information concerning Mr. Miller's Key Employee Severance Agreement, please refer to "Potential Payments Upon Termination or Change in Control" herein.

When the Executive/Governance Committee established Mr. Miller's compensation package in June 2007, it considered his then-established DB Plan and SERP benefits, as well as the likelihood that he would be awarded a Key Employee Severance Agreement. The committee also considered other FHLBs' CEO compensation and reviewed salary data supplied by McLagan and Towers Perrin. Using this data, the committee approved a motion to offer Mr. Miller base pay of $400,000 with a short-term incentive bonus not to exceed 50% of base pay. The committee discussed the prior payment of the early retirement benefit, and this was taken into account in setting the new compensation package.

The DB Plan was amended, effective for all employees hired on or after July 1, 2008, to provide a reduced benefit. All eligible employees hired on or before June 30, 2008, were grandfathered under the benefit formula and the terms of the DB Plan in effect as of June 30, 2008 ("Grandfathered DB Plan") and are eligible to continue under the Grandfathered DB Plan, subject to future plan amendments made by the board of directors. All eligible employees hired on or after July 1, 2008, and before February 1, 2010, are enrolled in the amended DB Plan ("Amended DB Plan"). As of December 31, 2010, all NEOs are enrolled in either the Grandfathered DB Plan or the Amended DB Plan, and are eligible to participate in the SERP. See below for a description of the differences in benefits included in these plans.

Grandfathered DB Plan. The following table shows estimated annual benefits payable upon retirement at age 65 by combining the Grandfathered DB Plan and the SERPs. The estimated annual benefits are calculated in accordance with the formula currently in effect for specified years of service and compensation for individuals participating in both plans, and hired prior to July 1, 2008:

Sample High 3-Year Average Compensation	Annual Benefits Payable at age 65 Based on Years of Benefit Service
	15	20	25	30	35
200,000	$75,000	$100,000	$125,000	$150,000	$175,000
300,000	112,500	150,000	187,500	225,000	262,500
400,000	150,000	200,000	250,000	300,000	350,000
500,000	187,500	250,000	312,500	375,000	437,500
600,000	225,000	300,000	375,000	450,000	525,000
700,000	262,500	350,000	437,500	525,000	612,500

•
Formula: The combined Grandfathered DB Plan and SERP benefit equals 2.5% times years of benefit service times the high three-year average compensation. Benefit service begins one year after employment, and benefits are vested after five years. Benefit payments commencing before age 65 are reduced by applying an early retirement factor based on the participant's age when payments begin. The allowance payable at age 65 would be reduced by 3% for each year the employee is under age 65. If the sum of age and years of vesting service at termination of employment is at least 70 ("Rule of 70"), the retirement allowance would be reduced by 1.5% for each year the employee is under age 65. See above description that describes the calculation of benefits for Mr. Miller. Beginning at age 66, retirees are also provided an annual retiree cost of living adjustment of 3% per year, which is not reflected in the table above.

Amended DB Plan. The following table shows estimated annual benefits payable upon retirement at age 65 by combining the Amended DB Plan and the 2005 SERP. The estimated annual benefits are calculated in accordance with the formula currently in effect for specified years of service and compensation for individuals participating in both plans, hired on or after July 1, 2008, and before February 1, 2010:

Sample High 5-Year Average Compensation	Annual Benefits Payable at age 65 Based on Years of Benefit Service
	15	20	25	30	35
200,000	$45,000	$60,000	$75,000	$90,000	$105,000
300,000	67,500	90,000	112,500	135,000	157,500
400,000	90,000	120,000	150,000	180,000	210,000
500,000	112,500	150,000	187,500	225,000	262,500
600,000	135,000	180,000	225,000	270,000	315,000
700,000	157,500	210,000	262,500	315,000	367,500

•
Formula: The combined Amended DB Plan and 2005 SERP benefit equals 1.5% times years of benefit service times the high five-year average compensation. The benefit is not payable under the Frozen SERP because no participant in the Amended DB Plan is an eligible participant in the Frozen SERP. Benefit service begins one year after employment, and benefits are vested after five years. Benefit payments commencing before age 65 are reduced by applying an early retirement factor based on the participant's age when payments begin. The allowance payable at age 65 would be reduced according to the actuarial equivalent based on actual age when early retirement commences. If a participant satisfied the Rule of 70 at termination of employment, the retirement allowance would be reduced by 3.0% for each year the participant is under age 65.

A comparison of the Grandfathered DB Plan and the Amended DB Plan is included below:

DB Plan Provisions	Grandfathered DB Plan (All Employees Hired on or before June 30, 2008)	Amended DB Plan (All Employees Hired between July 1, 2008 and January 31, 2010)
Benefit Increment	2.5%	1.5%
Cost of Living Adjustment	3.0% Per Year Cumulative, Commencing at Age 66	None
Normal Form of Payment	Guaranteed 12 Year Payout	Life Annuity
Early Retirement Reduction for less than Age 65:
a) Rule of 70	1.5% Per Year	3.0% Per Year
b) Rule of 70 Not Met	3.0% Per Year	Actuarial Equivalent

With respect to all employees hired before February 1, 2010:

•	Eligible compensation includes salary, STI, bonus, and any other compensation that is reflected on the IRS Form W-2 (but not including LTI or any compensation deferred from a prior year).

•
Retirement benefits from the Frozen SERP may be paid in the form of a lump sum payment or annual installments up to 20 years, or a combination of lump sum and annual payments. Retirement benefits from the 2005 SERP may be paid in the form of a lump sum payment, or annual installments up to 20 years, or a combination of lump sum and annual payments. The benefits due from the SERPs are paid out of a Rabbi Trust that we have established or out of the Bank's general assets. The assets of the Rabbi Trust are subject to the claims of the Bank's general creditors.

•
Retirement benefits from the DB Plan are paid in the form of a lump sum, annuity, or a combination of the two, at the election of the retiree at the time of retirement. Any payments involving a lump sum are subject to spousal consent.

The 2005 SERP was amended to clarify that, for employees hired on or after July 1, 2008, who have previously accrued Pentegra retirement benefits, the 2005 SERP will only restore benefits earned while at our Bank. The 2005 SERP was also amended to reflect the conforming changes otherwise reflected in the July 1, 2008, board of directors' resolution, including the decision not to include LTI payments in compensation when calculating the benefit payable under the 2005 SERP.

During 2010, our board of directors froze our participation in the Amended DB Plan. As a result, no employee hired on or after February 1, 2010 (including future NEOs) will be enrolled in that plan, and members of the Amended DB Plan as of January 31, 2010 (including NEOs) will continue to be eligible for the Amended DB Plan and accrue benefits thereunder until termination of employment.

DC Plan. All employees, including the NEOs, who have met the eligibility requirements may participate in the DC Plan, a retirement savings plan qualified under the IRC (Section 401(k)). Prior to January 1, 2011, we matched participant contributions based on the length of service and the amount of the participant's contribution.

Prior to October 1, 2010, we contributed a fully vested amount equal to the greater of (A) or (B):

(A)

•	50% of a participant's contribution during the 2nd and 3rd years of employment;

•	75% of a participant's contribution during the 4th and 5th years of employment; and

•	100% of a participant's contribution starting with the 6th year of employment.

The above applicable Bank percentage contribution applied to the first 6% of base pay that the participant deferred.

OR

(B)	The lesser of $75 per month or 2% of a participant's base pay.

For a transition period from October 1, 2010 through December 31, 2010, as a result of a plan amendment adopted by the board of directors, we eliminated the 2% minimum Bank contribution described above, and therefore contributed a fully vested amount for that transition period equal to:

•	50% of a participant's contribution during the 2nd and 3rd years of employment;

•	75% of a participant's contribution during the 4th and 5th years of employment; and

•	100% of a participant's contribution starting with the 6th year of employment.

The above-listed Bank percentage contribution applied during this transition period to the first 6% of base pay that the participant deferred.

The board of directors adopted a safe-harbor plan amendment to the DC Plan, effective January 1, 2011. This amendment provides for an immediate fully vested (after the first month of hire) employer match of 100% on the first 6% of base pay that the participant defers. This amendment thereby eliminated the previous one-year waiting period before the employer match would begin, and eliminated the previous step-match based on years of service. This action was taken primarily to facilitate the recruitment of new hires after February 1, 2010, since they are not eligible to participate in the Grandfathered DB Plan or the Amended DB Plan.

Eligible compensation in the DC Plan is defined as base salary. A participant may elect to contribute up to 50% of eligible compensation under the DC Plan, subject to the following limits. Under IRS regulations, in 2010 an employee could contribute up to $16,500 of eligible compensation on a pre-tax basis, and employees age 50 or over could contribute up to an additional $5,500 on a pre-tax basis. Participant contributions over that amount may be made on an after-tax basis. A total of $49,000 per year may be contributed to a participant's account, including our matching contribution and the participant's pre-tax and after-tax contributions. In addition, no more than $245,000 of annual compensation may be taken into account in computing eligible compensation. The amount deferred on a pre-tax basis will be taxed to the participant as ordinary income when distributed from the DC Plan. The plan permits participants to self-direct the investment of their DC Plan accounts into one or more investment funds. All returns are at the market rate of the related fund.

The board of directors also adopted an amendment to the DC Plan, effective October 1, 2010, that permits a participant (in addition to making pre-tax elective deferrals) to fund a separate "Roth Elective Deferral Account" (also known as a "Roth 401(k)") with after-tax contributions. A participant may now make both pre-tax and Roth 401(k) contributions, subject to the limitations described in the previous paragraph. All Bank contributions will be allocated to the participant's safe-harbor account, subject to the maximum match amount described above. Under current IRS rules, withdrawals from a Roth 401(k) account (including investment gains) are tax-free after the participant reaches age 59 1/2 and if the withdrawal occurs at least five years after January 1 of the first year in which a contribution to the Roth 401(k) account occurs. Effective December 10, 2010 the Bank elected to allow in-plan Roth conversions.  This allows participants to convert certain vested contributions into Roth contributions similar to a Roth IRA conversion.

Supplemental Executive Thrift Plans (SETPs). The SETPs, as non-qualified thrift plans, restored retirement benefits that an eligible participant would otherwise receive, absent the limitations imposed by the IRC on the contributions made on behalf of the eligible participant to our DC Plan. In determining whether an eligible participant was entitled to a restoration of retirement benefits, the SETPs utilized nearly identical benefit formulas as applicable to the DC Plan. In the event that the contributions made to the DC Plan on behalf of the eligible participant were reduced or otherwise limited, the participant's lost benefits were payable under the terms of the SETPs. Prior to the cessation of contributions to the 2005 SETP in late 2009 (as a result of the plan's termination as discussed above), participants in the 2005 SETP could have elected to defer up to 100% of their eligible compensation (base salary) and up to 100% of both their STI Plan payout and their LTI Plan payout. Amounts deferred under the SETPs were credited to the eligible participant's account on a tax-deferred basis. The Bank established Rabbi Trusts to fund the SETPs, and, to the extent funds in the trusts were insufficient, payments were made out of the Bank's general assets. Benefits received by the participants from these SETPs were recognized as ordinary income in the year in which they were distributed. As explained above, the board of directors terminated the SETPs, effective December 23, 2009, and all account balances were distributed to participants (including NEOs) in lump-sum payments on or about December 24, 2010. The Rabbi Trust for the SETPs remains in place, should the board of directors decide to reinstate the SETP in the future.

Executive Perquisites and Other Benefits. Perquisites and other benefits are provided to the NEOs as a matter of market competitiveness and are commensurate with their overall position, duties, and responsibilities.

We offer the following perquisites and other benefits to the NEOs:

•	DB Plan and DC Plan (as discussed above);

•	participation in the 2005 SERP;

•	medical, dental, and vision insurance (subject to employee expense sharing);

•	vacation leave, which increases based upon officer title and years of service;

•	life and long-term disability insurance;

•	travel insurance;

•	educational assistance;

•	reimbursement, limited to two hundred dollars annually, for health club membership or in-home health equipment;

•	employee relocation assistance, where appropriate, for new hires;

•	spousal travel to board and preapproved industry activities (limited to two events per year); and

•	annual physical examination.

The incremental cost of such perquisites to us is included in the Summary Compensation Table. Many of these benefits are also provided to other Bank employees.

Key Employee Severance Agreements. We have Key Employee Severance Agreements with certain officers, including the NEOs. Please refer to the "Potential Payments Upon Termination or Change in Control" herein for additional information concerning Key Employee Severance Agreements.

Tax Considerations. The board of directors has structured the compensation programs to comply with IRC Section 409A. If an executive is entitled to nonqualified deferred compensation benefits that are subject to IRC Section 409A, and such benefits do not comply with IRC Section 409A, then the benefits are taxable in the first year they are not subject to a substantial risk of forfeiture. In such case, the executive is subject to payment of regular federal income tax, interest and an additional federal income tax of 20% of the benefit includable in income.

Key Employee Severance Agreements with three of our NEOs contain provisions that "gross-up" certain benefits paid thereunder in the event the NEO should become liable for an excise tax on such benefits. Please refer to the "Potential Payments Upon Termination or Change in Control" herein for additional information concerning Key Employee Severance Agreements.

Summary Compensation Table for 2010

Name and Principal Position	Year	Salary (1)	Non-Equity Incentive Plan Compensation (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3)	All Other Compensation (4)	Total
(a)	(b)	(c)	(g)	(h)	(i)	(j)
Milton J. Miller, II President — Chief Executive Officer (PEO)	2010	$534,066	$512,278	$872,000	$14,914	$1,933,258
	2009	538,461	228,242	1,275,000	22,265	2,063,968
	2008	500,006	350,004	748,000	32,390	1,630,400
Cindy L. Konich Executive Vice President — Chief Operating Officer — Chief Financial Officer (PFO)	2010	337,192	201,056	650,000	14,835	1,203,083
	2009	323,082	78,585	586,000	20,230	1,007,897
	2008	300,014	120,006	382,000	14,835	816,855
Jonathan R. West Executive Vice President — Chief Operating Officer —Business Operations	2010	307,390	181,816	333,000	16,279	838,485
	2009	296,892	72,215	309,000	17,273	695,380
	2008	272,272	108,909	253,000	16,553	650,734
Sunil U. Mohandas Senior Vice President — Chief Risk Officer	2010	254,176	96,237	122,000	14,802	487,215
	2009	256,257	47,205	95,000	15,478	413,940
Gregory L. Teare Senior Vice President — Chief Banking Officer	2010	234,130	123,610	48,000	7,118	412,858
	2009	231,552	56,322	36,000	1,894	325,768

(1)	The 2009 amounts represent 27 pay periods whereas the 2008 and 2010 amounts represent 26 pay periods.
(2)	The Non-Equity Incentive Plan Compensation table below shows the components of the "Non-Equity Incentive Plan Compensation" column and the dates that these amounts were paid.
(3)
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

(4)	The All Other Compensation table below shows the components of the "All Other Compensation" column.

Non-Equity Incentive Plan Compensation — 2010

		STI		LTI		Total
						Non-Equity
Name	Year	Amounts Earned (1)	Date Paid	Amounts Earned	Date Paid	Incentive Compensation
Milton J. Miller, II	2010	$347,276	02/25/2011	$165,002	02/25/2011	$512,278
	2009	228,242	02/26/2010	—	—	228,242
	2008	350,004	02/27/2009	—	—	350,004
Cindy L. Konich	2010	135,053	02/25/2011	66,003	02/25/2011	201,056
	2009	78,585	02/26/2010	—	—	78,585
	2008	120,006	02/27/2009	—	—	120,006
Jonathan R. West	2010	121,916	02/25/2011	59,900	02/25/2011	181,816
	2009	72,215	02/26/2010	—	—	72,215
	2008	108,909	02/27/2009	—	—	108,909
Sunil U. Mohandas	2010	96,237	02/25/2011	– (2)	—	96,237
	2009	47,205	02/26/2010	—	—	47,205
Gregory L. Teare	2010	87,828	02/25/2011	35,782	02/25/2011	123,610
	2009	56,322	02/26/2010	—	—	56,322

(1)	Certain of the amounts in this column for 2008 ($175,002 for Mr. Miller and $21,782 for Mr. West) were deferred at the election of the NEO. No amounts were deferred for 2009 or 2010.
(2)	Mr. Mohandas was not a participant in the 2008 - 2010 LTI.

All Other Compensation — 2010

		Bank Contribution	Bank Contribution		Total
		to	to		All Other
Name	Year	2005 SETP	DC Plan	Other (1)	Compensation
Milton J. Miller, II	2010	$—	$14,700	$214	$14,914
	2009	7,350	14,700	215	22,265
	2008	16,200	13,800	2,390	32,390
Cindy L. Konich	2010	—	14,700	135	14,835
	2009	4,957	13,710	1,563	20,230
	2008	2,730	11,956	149	14,835
Jonathan R. West	2010	—	14,700	1,579	16,279
	2009	3,768	13,386	119	17,273
	2008	2,808	13,636	109	16,553
Sunil U. Mohandas	2010	—	14,700	102	14,802
	2009	5,616	9,759	103	15,478
Gregory L. Teare	2010	—	7,024	94	7,118
	2009	—	1,801	93	1,894

(1)	Other includes other de minimus perquisites that are individually and in the aggregate valued at less than $10,000.

Annual Incentive Compensation

Grants of Plan-Based Awards Table for 2010

	Estimated Future Payouts Under Non-Equity Incentive Plans
Name	Plan Name	Threshold (1) (2)	Target	Maximum
(a)	(b)	(c)	(d)	(e)
Milton J. Miller, II	STI	$8,011	$267,033	$373,846
	LTI	80,110	160,220	240,330
Cindy L. Konich	STI	3,600	108,007	144,009
	LTI	32,045	64,090	96,135
Jonathan R. West	STI	3,250	97,500	130,000
	LTI	29,448	58,895	88,343
Sunil U. Mohandas	STI	2,542	76,253	101,670
	LTI	25,418	50,835	76,253
Gregory L. Teare	STI	2,341	70,239	93,652
	LTI	23,413	46,826	70,239

(1)
The STI threshold payout is the amount expected to be paid when meeting the minimum threshold for the smallest component of each of the six components of the STI Plan. If the minimum threshold for the lightest weighted of the six components was achieved, but we did not reach the minimum threshold for any of the other components, the payout would be 1.50% of the eligible payout for the CEO and 1.00% for the other NEOs (1.50% x base pay for Mr. Miller and 1.00% x base pay for the other NEOs) resulting in a cash payout as noted above in column (c). There was no guaranteed payout under the 2010 STI Plan. Therefore, the minimum that could be paid out under this plan is $0 for each NEO.

(2)
The LTI threshold payout is based upon attaining the minimum threshold over the 3-year period of the plan. The threshold is the amount expected be paid when meeting the minimum threshold for achievement under the LTI plan over the 3-year period. There is no guaranteed payout under the 2010-2012 LTI Plan. Therefore, the minimum that could be paid out under this plan is $0 for each NEO.

Retirement Benefits

Pension Benefits Table for 2010

Name	Plan Name	Number of Years of Credited Service (1) (2)	Present Value of Accumulated Benefits	Payments During Last Fiscal Year
(a)	(b)	(c)	(d)	(e)
Milton J. Miller, II	DB Plan	33	$376,000	$—
	SERP	33	3,048,000	—
Cindy L. Konich	DB Plan	26	1,363,000	—
	SERP	26	991,000	—
Jonathan R. West	DB Plan	24	1,216,000	—
	SERP	24	707,000	—
Sunil U. Mohandas	DB Plan	7	258,000	—
	SERP	7	116,000	—
Gregory L. Teare	DB Plan	8	84,000	—
	SERP	2	20,000	—

(1)
The years of credited service for Mr. Miller in the table above have been increased by three years as a result of the terms of his early retirement in 2006, as previously discussed. For each of the NEOs, the years of credited service have been rounded to the nearest whole year.

(2)	Mr. Teare's employment with the Bank began on September 19, 2008. He was previously employed by the FHLB of Seattle and is credited with six additional years of service for the DB Plan.

The present value of the accumulated benefits is based upon a retirement age of 65, using the RP 2000 mortality table projected five years, a discount rate of 5.54% for the DB Plan, and a discount rate of 5.50% for the SERPs for 2010.

Non-Qualified Deferred Compensation (SETP) for 2010

Name	Executive Contributions in Last FY (2010)	Bank Contributions in Last FY (2010)	Aggregate Earnings in Last FY (2010)	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE (12/31/10)
(a)	(b)	(c)	(d)	(e)	(f)
Milton J. Miller, II	$—	$—	$5,843	$661,772	$—
Cindy L. Konich	—	—	27,402	318,870	—
Jonathan R. West	—	—	66,368	579,118	—
Sunil U. Mohandas	—	—	34,446	698,989	—
Gregory L. Teare	—	—	—	—	—

The SETPs are described in more detail herein "Elements of Compensation Used to Achieve Compensation Philosophy and Objectives - Retirement Benefits - Pension and Thrift Plans." As previously noted, the board of directors terminated the SETPs effective December 23, 2009.

Potential Payments Upon Termination or Change in Control

Severance Pay Plan. The board of directors has adopted a Severance Pay Plan that pays the NEOs, upon a qualifying termination as described below, up to a maximum 52 weeks of base pay computed at the rate of four weeks of severance pay for each year of service with a minimum of 8 weeks of base pay to be paid. In addition, the plan pays a lump sum payment equal to the NEOs' cost to maintain health insurance coverage under COBRA for the time period applicable under the severance pay schedule. The Severance Pay Plan may be amended or eliminated by the board of directors at any time. This plan does not apply to NEOs who have a Key Employee Severance Agreement (discussed below) with the Bank, if a qualifying event has triggered payment under the terms of the Key Employee Severance Agreement. As of the date of this Report, all of our NEOs have a Key Employee Severance Agreement with the Bank.

The following qualifying events will trigger an NEO's right to severance benefits under the Severance Pay Plan:

•	the elimination of a job or position;

•	a reduction in force;

•	a substantial job modification, to the extent the incumbent NEO is no longer qualified for, or is unable to perform, the restructured job; or

•	the reassignment of staff requiring the relocation by more than 75 miles of the NEO's primary residence.

The following table includes the amounts to be paid to the NEOs under the Severance Pay Plan if triggered as of December 31, 2010, absent a qualifying event that would result in payments under the respective Key Employee Severance Agreement:

	Months of	Cost of	Weeks of	Cost of	Total
NEO	COBRA	COBRA	Salary	Salary	Severance
Milton J. Miller, II	12	$15,737	52	$534,066	$549,803
Cindy L. Konich	12	15,737	52	360,022	375,759
Jonathan R. West	12	15,737	52	325,000	340,737
Sunil U. Mohandas	8	10,491	32	156,416	166,907
Gregory L. Teare	2	2,623	9	40,522	43,145

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

Key Employee Severance Agreements. We have a Key Employee Severance Agreement in place with each of our NEOs. These agreements are intended to promote retention of the NEOs in the event of discussions concerning a possible reorganization or change in control of the Bank, and to ensure that merger or reorganization opportunities are evaluated objectively. As described in the following paragraphs, these agreements provide for payment and, in some cases, continued and/or increased benefits if the NEO's employment terminates under certain circumstances in connection with a reorganization, merger or other change in control of the Bank.

The Key Employee Severance Agreement with Mr. Miller was entered into in 2010 following a review by the Finance Agency, conducted pursuant to Section 1113 of HERA and applicable Finance Agency directives, and ensuing discussions between the board of directors and the Finance Agency concerning several provisions. Ms. Konich's agreement was entered into during 2007. Mr. West's agreement was first made in 2001, and was amended by the board of directors in 2005 and again in 2007.

The agreements with Mr. Miller, Ms. Konich, and Mr. West contain certain common features. The agreements provide each of them with coverage under our medical and dental insurance plans in effect at the time of termination for 36 months (subject to the NEO paying the employee portion of the cost of such coverage). We do not believe payments to these NEOs under the agreements are subject to the restriction on change-in-control payments under IRC Section 280G or the excise tax applicable to excess change-in-control payments because we are exempt from these requirements as a tax-exempt instrumentality of the United States government. If it is determined, however, that the NEO is liable for such excise tax payment, the agreement provides for a "gross-up" of the benefits to cover such excise tax payment. This gross-up is shown as a component of the value of the Key Employee Severance Agreement in the table below. Further, the agreements for these NEOs also provide that the NEO will be reimbursed for all reasonable accounting, legal, financial advisory and actuarial fees and expenses incurred by the NEO with respect to execution of the agreement or at the time of payment under the agreement.  The agreements also provide that the NEO will be reimbursed for all reasonable legal fees and expenses incurred by the NEO if the Bank contests the enforceability of the agreements or the calculation of the amounts payable under these agreements, so long as the NEO is wholly or partially successful on the merits or the parties agree to a settlement of the dispute.

Under the terms of their agreements, Mr. Miller, Ms. Konich, and Mr. West are each entitled to a lump sum payment equal to a multiplier of the NEO's three preceding calendar years':

•	base salary (less salary deferrals), bonus, and other cash compensation;

•	salary deferrals and employer matching contributions to the DC Plan and 2005 SETP; and

•	taxable portion of automobile allowance, if any.

Mr. Miller's multiplier is 2.0, whereas Ms. Konich and Mr. West are entitled to a multiplier of 2.99, if they terminate for "good reason" during a period beginning 12 months before and ending 24 months after a reorganization, or if any of these three NEOs is terminated without "cause" within 12 months before and 24 months after a reorganization.

Benefits for Mr. Miller under the 2005 SERP would be determined as if he had three years added to his age calculation and had an additional three years of benefit service. This benefit enhancement with respect to the 2005 SERP would be in addition to the early retirement benefit previously granted to Mr. Miller as part of a Bank-wide early retirement program established in 2006. (For additional information concerning Mr. Miller's retirement benefits, see "DB Plan and SERP" herein.) For Ms. Konich and Mr. West, benefits under the SERP would be calculated as if the NEO were three years older and had three more years of benefit service.

If the Bank were not in compliance with any applicable regulatory capital or regulatory leverage requirement at the time payment under the agreements becomes due, or if the payments would cause the Bank to fall below applicable regulatory requirements, the payments for Mr. Miller, Ms. Konich and Mr. West would be deferred until such time as the Bank achieves compliance with such requirements. For additional information concerning the Key Employee Severance Agreement with Mr. Miller, please refer to our Current Report on Form 8-K filed with the SEC on May 24, 2010.

In January 2011, we offered Key Employee Severance Agreements to Mr. Mohandas and Mr. Teare following a review by the Finance Agency conducted pursuant to Section 1113 of HERA and applicable Finance Agency directives. Under the terms of these agreements, if the NEO terminates for "good reason" within 24 months after a reorganization, or if the NEO is terminated without "cause" within 12 months before and 24 months after a reorganization, the NEO is entitled to a lump-sum payment equal to 1.0 times the average of his three preceding calendar years' base salary (inclusive of amounts deferred under a qualified or nonqualified plan), bonus (inclusive of amounts deferred under a qualified or nonqualified plan), provided that, for any calendar year in which the NEO received base salary for less than the entire year, the gross amount shall be annualized as if such amount had been payable for the entire calendar year. In addition, the Bank would pay the NEO a dollar amount equal to the cash equivalent of the Bank's contribution for medical and dental insurance premiums for the NEO (and his spouse and dependents if they were covered at the time of termination) for a 12-month period, which the NEO may use to pay for continuation coverage under the Bank's medical and dental insurance policies in accordance with the requirements of the Consolidated Omnibus Budget Reconciliation Act ("COBRA"). If the Bank were not in compliance with any applicable regulatory capital or regulatory leverage requirement at the time payment under the agreement becomes due, or if the payment would cause the Bank to fall below applicable regulatory requirements, the payment would be deferred until such time as the Bank achieves compliance with such requirements. For additional information concerning these Key Employee Severance Agreements, please refer to our Current Report on Form 8-K filed with the SEC on February 4, 2011.

If a reorganization of the Bank had triggered payments under any of the Key Employee Severance Agreements on December 31, 2010, the value of the payments for the NEOs would have been approximately as follows:

Provision (1)	Milton J. Miller, II	Cindy L. Konich	Jonathan R. West	Sunil U. Mohandas	Gregory L. Teare
1.0 times average of the 3 prior calendar years base salary and bonuses paid to the executive including salary and bonus accruals	N/A	N/A	N/A	$294,555	$298,066
2.0 times average of the 3 prior calendar years base salary, bonuses and other cash compensation paid to the executive except for salary deferrals which are included below	1,207,584	N/A	N/A	N/A	N/A
2.99 times average of the 3 prior calendar years base salary, bonuses and other cash compensation paid to the executive except for salary deferrals which are included below	N/A	1,050,104	937,571	N/A	N/A
2.0 times average of the executive's salary deferrals and employer matching contributions under the DC Plan and the SETP for the 3 prior calendar years	327,473	N/A	N/A	(2)	(2)
2.99 times average of the executive's salary deferrals and employer matching contributions under the DC Plan and the SETP for the 3 prior calendar years	N/A	218,967	239,066	(2)	(2)
2.0 times average of the 3 prior calendar years taxable portion of the executive's automobile allowance	—	N/A	N/A	(3)	(3)
2.99 times average of the 3 prior calendar years taxable portion of the executive's automobile allowance	N/A	—	—	(3)	(3)
Additional amount under the SERP equal to the additional benefit calculated as if the executive were 3 years older and had 3 more years of credited service	1,087,604	602,387	545,646	(3)	(3)
Gross-up payment to cover any excise tax that is not ordinary federal income tax(4)	—	801,177	688,602	(3)	(3)
Medical and dental insurance coverage for 36 months	27,671	27,671	27,671	N/A	N/A
Lump sum payment of cash equivalent of medical and dental insurance coverage for 12 months	N/A	N/A	N/A	8,405	8,405
Reimbursement of reasonable accounting, legal, financial advisory, and actuarial services (5)	10,000	10,000	10,000	(3)	(3)
Total value of contract	$2,660,332	$2,710,306	$2,448,556	$302,960	$306,471

(1)	Items marked as "N/A" indicate that the NEO has a similar provision but a different payout calculation.
(2)	The Key Employee Severance Agreements for Mr. Mohandas and Mr. Teare specify a multiplier on the gross salary and gross bonus amounts paid. Any salary deferrals have already been included.
(3)	The Key Employee Severance Agreements for Mr. Mohandas and Mr. Teare do not include a provision for this severance coverage.
(4)
We do not believe payments to NEOs under the Key Employee Severance Agreements are subject to the restrictions of Internal Revenue Code Section 280G, including the excise tax applicable to excess change of control payments, because we are exempt from the requirements due to the Bank's status as a tax-exempt instrumentality of the United States government. Therefore, the gross-up payment should not be triggered.

(5)	The amount of $10,000 for reimbursement of reasonable accounting, legal, financial advisory, and actuarial services is an estimate.

Compensation Risk

The HR Committee and the Executive/Governance Committee undertook a review of the Bank's policies and practices of compensating its employees, including non-executive officers, and determined that none of such policies and practices result in risk which is reasonably likely to have a material adverse effect on the Bank. Further, as a result of such review, the HR Committee and the Executive/Governance Committee believe that the Bank's plans and programs contain features which operate to mitigate risk and reduce the likelihood of employees engaging in excessing risk-taking behavior with respect to the compensation-related aspects of their jobs. In addition, the material plans and programs operate within a strong governance and review structure that serves and supports risk mitigation.

Director Compensation

Section 1202 of HERA amended the Bank Act by removing specific dollar limitations imposed by the Finance Agency on director fees. Accordingly, we have established a formal policy governing the compensation and travel reimbursement provided to our directors. Under this policy, as in effect in 2010 and 2011, compensation is comprised of per-day in-person meeting fees and quarterly retainers, subject to the combined fee cap shown below. The fees compensate directors for:

•	time spent reviewing materials sent to them on a periodic basis;

•	preparing for meetings;

•	actual time spent attending the meetings of our board or its committees; and

•	participating in any other activities, such as attending new director orientations and director meetings called by the Finance Agency or the Council of FHLBs.

Additional compensation is paid for serving as chair or vice chair of the board of directors or as chair of a board committee. Member marketing meetings and customer appreciation events are not counted in calculating the in-person meeting fee. Because the Bank is a cooperative and only member institutions can own our stock, no director may receive equity-based compensation. Under the policy, director fees are paid at the end of each quarter.

The following table summarizes our 2010 director compensation policy, which was unchanged from 2009:

	Per-day In-Person Fee	Quarterly Retainer Fee	Combined Annual In-Person and Quarterly Fee Cap	Additional Committee Chair Fee (1)
Chair	$2,500	$7,500	$60,000	$—
Vice Chair	2,291	6,875	55,000	—
Audit Committee Chair	1,875	5,625	45,000	10,000
Finance Committee Chair	1,875	5,625	45,000	10,000
HR Committee Chair	1,875	5,625	45,000	5,000
Budget / Information Technology Committee Chair	1,875	5,625	45,000	5,000
Affordable Housing Committee Chair	1,875	5,625	45,000	5,000
Executive/Governance Committee Chair	1,875	5,625	45,000	5,000	(2)
All other directors	1,875	5,625	45,000	—

(1)	It has been the board of directors' practice to assign a director to only one Committee Chair.
(2)	For 2010, the Chair of our board of directors also served as Chair of the Executive/Governance Committee.

Director Compensation Table for 2010

Name	Fees Earned or Paid-in Cash	Total
	(b)	(h)
Paul D. Borja	$43,250	$43,250
Jonathan P. Bradford	45,000	45,000
Paul C. Clabuesch	65,000	65,000
Christine A. Coady	50,000	50,000
Charles L. Crow	45,000	45,000
Matthew P. Forrester	45,000	45,000
Timothy P. Gaylord	55,000	55,000
Michael J. Hannigan, Jr.	50,000	50,000
Carl E. Liedholm	45,000	45,000
James L. Logue, III	50,000	50,000
Robert D. Long	55,000	55,000
James D. MacPhee	43,500	43,500
Jeffrey A. Poxon	55,000	55,000
John L. Skibski	45,000	45,000
Elliot A. Spoon	45,000	45,000
Larry A. Swank	45,000	45,000
Maurice F. Winkler, III	45,000	45,000
Christopher A. Wolking	45,000	45,000
Total	$871,750	$871,750

During 2009 and prior years, directors were permitted to defer any or all of their director fees under a Director Deferred Compensation Plan ("DDCP"). Under this plan, a director could have deferred any or all of his or her director fees, provided that the director made a timely election to do so. Effective December 23, 2009, the board of directors terminated the DDCP (and a predecessor plan), but kept in place the DDCP's Rabbi Trust. Consequently, no deferrals were permitted under the DDCP during 2010. Pursuant to the plans' terminations, all account balances under the DDCP and its predecessor plan were distributed to participants in a lump-sum payment on or about December 24, 2010, unless they had elected an earlier payment under the DDCP. The amounts of these distributions to participants included non-preferential earnings on the deferred amounts. For the fiscal years 2006 (the first year for which we were subject to SEC reporting requirements) through 2009, the amounts deferred by participants under the DDCP were reported in our Annual Reports on Form 10-K as having been earned as fees during the year(s) in which the deferral(s) occurred.

We provide various travel and accident insurance coverages for all of our directors, officers, and employees. Our total annual premium for these coverages for all directors, officers and employees was $5,664 for 2010.

The Bank also reimburses directors or directly pays for reasonable travel and related expenses in accordance with the director compensation and travel reimbursement policy. Our policy is to reimburse directors for travel expenses of a spouse or guest accompanying the director to no more than two Bank-related travel events (including board meetings) each year. Total travel and related expenses reimbursed to or paid for directors were $353,668, $350,165, and $272,123 for the years ended December 31, 2010, 2009, and 2008, respectively.

None of our directors received more than $10,000 of other compensation or benefits during 2010.

On April 5, 2010, the Finance Agency published its adoption of a final rule relating to director eligibility, elections and compensation and expenses. With respect to director compensation and expenses, the final rule specifies that each FHLB may pay its directors reasonable compensation for the time required of them, and their necessary expenses, in the performance of their duties, as determined by a compensation policy to be adopted annually by the FHLB's board of directors. Payments under the compensation policy may be based on any factors that the board of directors determines reasonably to be appropriate, subject to the requirements of the final rule. The compensation policy is required to address the activities or functions for which director attendance or participation is necessary and which may be compensated, and shall explain and justify the methodology used to determine the amount of director compensation. The compensation paid by an FHLB to a director is required to reflect the amount of time the director spent on official FHLB business, subject to reduction as necessary to reflect lesser attendance or performance at board or committee meetings during a given year. Under the final rule, the Director of the Finance Agency reviews the compensation and expenses of FHLB directors and has the authority to determine that the compensation and/or expenses paid to directors are not reasonable. In such case, the Director could order the FHLB to refrain from making any further payments; provided, however, that such order would only be applied prospectively and would not affect any compensation earned but unpaid or expenses incurred but not yet reimbursed.

Following the publication of the final rule, we retained McLagan Partners to provide market research data. On December 16, 2010, after consideration of the McLagan Partners data, a director fee comparison among the FHLBs and our Bank's ability to recruit and retain highly-qualified directors, our board adopted a revised director compensation and travel expense policy for 2011.

The following table summarizes our 2011 policy on director compensation:

	Per-day In-Person Fee	Quarterly Retainer Fee	Combined Annual In-Person and Quarterly Fee Cap	Additional Committee Chair Fee (1)
Chair	$4,167	$12,500	$100,000	$—
Vice Chair	3,542	10,625	85,000	—
Audit Committee Chair	3,125	9,375	75,000	10,000
Finance Committee Chair	3,125	9,375	75,000	10,000
HR Committee Chair	3,125	9,375	75,000	10,000
Budget / Information Technology Committee Chair	3,125	9,375	75,000	10,000
Affordable Housing Committee Chair	3,125	9,375	75,000	10,000
Executive/Governance Committee Chair	3,125	9,375	75,000	10,000	(2)
All other directors	3,125	9,375	75,000	—

(1)	It has been the board of directors' practice to assign a director to only one Committee Chair.
(2)	For 2011, the Chair of our board of directors also serves as Chair of the Executive/Governance Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our regulatory capital stock as of February 28, 2011, by each shareholder that owns beneficially more than 5% of the outstanding shares of regulatory capital stock. Each shareholder named has sole voting and investment power over the shares that shareholder beneficially owns.

Name and Location of Shareholder	Number of Shares Owned	% Outstanding Shares of Regulatory Capital Stock
Flagstar Bank, FSB - Troy, Michigan	3,371,901	14.86%
Bank of America N.A. - Charlotte, North Carolina	2,816,167	12.41%
Fifth Third Bank - Cincinnati, OH	1,232,614	5.43%
Total	7,420,682	32.70%

The majority of our directors are officers and/or directors of our financial institution members. The following table sets forth the financial institution members that have one of its officers and/or directors serving on our board of directors as of February 28, 2011:

Name of Member	Director Name	Number of Shares Owned by Member	% of Outstanding Shares of Regulatory Capital Stock
Thumb National Bank & Trust	Paul C. Clabuesch	11,065	0.05%
River Valley Financial Bank	Matthew P. Forrester	44,960	0.20%
Mason State Bank	Timothy P. Gaylord	22,416	0.10%
First State Bank	James D. MacPhee	4,286	0.02%
Kalamazoo County State Bank	James D. MacPhee	2,441	0.01%
Home Bank SB	Dan L. Moore	29,966	0.13%
The Lafayette Life Insurance Company	Jeffrey A. Poxon	87,923	0.39%
Lafayette Savings Bank, FSB	Jeffrey A. Poxon	35,830	0.16%
Monroe Bank & Trust	John L. Skibski	118,311	0.52%
Firstbank-West Branch	Thomas R. Sullivan	21,660	0.09%
Firstbank	Thomas R. Sullivan	19,588	0.08%
Firstbank - West Michigan	Thomas R. Sullivan	14,541	0.06%
Firstbank - Alma	Thomas R. Sullivan	13,351	0.06%
Keystone Community Bank	Thomas R. Sullivan	11,093	0.05%
Firstbank - St. Johns	Thomas R. Sullivan	1,798	0.01%
Peoples Federal Savings Bank	Maurice F. Winkler III	42,581	0.19%
Old National Bank	Christopher A. Wolking	342,599	1.51%
Total		824,409	3.63%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Parties

We are a cooperative institution and owning shares of our Class B Stock is generally a prerequisite to transacting business with us. As such, we are wholly-owned by financial institutions that are also our customers (with the exception of shares held by former members, or their legal successors, in the process of redemption). In addition, the majority of our directors are elected by our members, and we conduct our business almost exclusively with our members. Therefore, in the normal course of business, we extend credit to members with officers or directors who may serve as our directors on market terms that are no more favorable to them than comparable transactions with other members, and that do not involve more than the normal risk of collectability or present other unfavorable terms.

We do not loan money to or conduct other business transactions with our Executive Officers or any of our other officers or employees. Executive Officers may obtain loans under certain employee benefit plans but only on the same terms and conditions as are applicable to all employees who participate in such plans.

Related Transactions

We have a Code of Conduct that requires all directors, officers and employees to disclose any related party interests through ownership or family relationship. These disclosures are reviewed by our ethics officers and, where appropriate, our board of directors to determine the potential for a conflict of interest. In the event of a conflict, appropriate action is taken, which may include: recusal of a director from the discussion and vote on a transaction in which the director has a related interest; removal of an employee from a project with a related party vendor; disqualification of related vendors from transacting business with the Bank; or requiring directors, officers or employees to divest their ownership interest in a related party. The ethics officers maintain records of all related party disclosures, and there have been no transactions involving directors, officers or employees of the Bank that would be required to be disclosed herein.

Director Independence and Audit Committee

General

Our board of directors is required to evaluate and report on the independence of our directors under two distinct director independence standards. First, Finance Agency regulations establish independence criteria for directors who serve as members of our Audit Committee. Second, SEC rules require that our board of directors apply the independence criteria of a national securities exchange or automated quotation system in assessing the independence of its directors. As of the date of this Report, we have 18 directors: ten were elected as member directors by our member institutions; and eight were elected (Mr. Liedholm) or re-elected (Ms. Coady and Messrs. Bradford, Hannigan, Logue, Long, Spoon and Swank) as "independent directors" by our member institutions pursuant to the Bank Act following the enactment of HERA. None of our directors is an "inside" director. That is, none of our directors is a Bank employee or officer. Further, our directors are prohibited from personally owning stock in the Bank. Each of the ten member directors, however, is a senior officer or director of an institution that is a member of the Bank that is encouraged to engage in transactions with us on a regular basis.

Finance Agency Regulations Regarding Independence

The Finance Agency director independence standards prohibit an individual from serving as a member of our Audit Committee if he or she has one or more disqualifying relationships with the Bank or our management that would interfere with the exercise of his or her independent judgment. Relationships considered to be disqualifying by the board of directors are: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and serving as an immediate family member of an individual who is or who has been a Bank Executive Officer within the past five years. The board of directors assesses the independence of each director under the Finance Agency's independence standards, regardless of whether he or she serves on the Audit Committee. As of the date of this Form 10-K, each of our directors is "independent" under these criteria relating to disqualifying relationships.

SEC Rules Regarding Independence

SEC rules require our board of directors to adopt a standard of independence with which to evaluate our directors. Pursuant thereto, the board adopted the independence standards of the New York Stock Exchange ("NYSE") to determine which of our directors are "independent," which members of its Audit Committee are not "independent," and whether our Audit Committee's financial expert is "independent." After applying the NYSE independence standards, the board determined that, as of the date of this Form 10-K, our eight directors (Ms. Coady and Messrs. Bradford, Hannigan, Liedholm, Logue, Long, Spoon, and Swank) who are "independent" directors, as defined in and for purposes of the Bank Act (as amended by HERA) are also "independent" under the NYSE standards.

Based upon the fact that each member director is a senior officer or director of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution routinely engages in transactions with the Bank, and that such transactions occur frequently and are encouraged, the board of directors determined that for the present time it would conclude that none of the member directors meets the independence criteria under the NYSE independence standards. It is possible that under a strict reading of the NYSE objective criteria for independence (particularly the criterion regarding the amount of business conducted with the Bank by the director's institution), a member director could meet the independence standard on a particular day. However, because the amount of business conducted by a member director's institution may change frequently, and because we generally desire to increase the amount of business we conduct with each member institution, the board of directors deemed it inappropriate to draw distinctions among the member directors based upon the amount of business conducted with the Bank by any director's institution at a specific time.

The board of directors has a standing Audit Committee comprised of eight directors, six of whom are member directors and two of whom are independent directors (according to Bank Act director classifications established by HERA). For the reasons noted above, the board of directors determined that none of the current member directors on our Audit Committee is "independent" under the NYSE standards for audit committee members. The board of directors determined that Mr. Long and Mr. Spoon, the independent directors who serve on the Audit Committee, are "independent" under the NYSE independence standards for audit committee members. As stated above, the board of directors also determined that each member of the Audit Committee is "independent" under the Finance Agency's standards applicable to our Audit Committee.

SEC Rule Regarding Audit Committee Independence

Section 1112 of HERA requires the FHLBs to comply with the substantive audit committee director independence rules applicable to issuers of securities pursuant to the rules of the Exchange Act. Those rules provide that, to be considered an independent member of an audit committee, the director may not be an affiliated person of the Exchange Act registrant. The term "affiliated person" means a person that directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, the registrant. The rule provides a "safe harbor," whereby a person will not be deemed an affiliated person if the person is not the beneficial owner, directly or indirectly, of more than 10% of any class of voting securities of the registrant. All of our Audit Committee member directors' institutions presently meet this safe harbor.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Bank for the years ended December 31, 2010, and 2009, by our independent registered public accounting firm, PricewaterhouseCoopers LLP ($ amounts in thousands):

	2010	2009
Audit fees	$923	$1,024
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$923	$1,024

Audit fees were for professional services rendered for the audits of our financial statements.

We are exempt from all federal, state, and local taxation, except real estate taxes. Therefore, no fees were paid for tax services during the years presented.

Our Audit Committee has adopted the Independent Accountant Pre-approval Policies and Procedures for the Audit Committee (the "Pre-approval Policy"). In accordance with the Pre-approval Policy and applicable law, our Audit Committee pre-approves audit services, audit-related services, tax services and non-audit services to be provided by our independent registered public accounting firm. The term of any pre-approval is 12 months from the date of pre-approval unless the Audit Committee specifically provides otherwise. On an annual basis, the Audit Committee reviews the list of specific services and projected fees for services to be provided for the next 12 months and pre-approves services as the Audit Committee deems necessary. Under the Pre-approval Policy, the Audit Committee may delegate pre-approval authority to one or more of its members. The Audit Committee has designated the Committee Chair as the member to whom such authority is delegated. Pre-approved actions by the Committee Chair as designee are reported to the Audit Committee for approval at its next scheduled meeting. New services that have not been pre-approved by the Audit Committee that are in excess of the pre-approval fee level established by the Audit Committee must be presented to the entire Audit Committee for pre-approval.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following financial statements of the Federal Home Loan Bank of Indianapolis set forth in Item 8. above, are filed as a part of this report.

Report of Independent Registered Public Accounting Firm
Statements of Condition as of December 31, 2010, and 2009
Statements of Income for the Years Ended December 31, 2010, 2009, and 2008
Statements of Capital for the Years Ended December 31, 2010, 2009, and 2008
Statements of Cash Flows for the Years Ended December 31, 2010, 2009, and 2008
Notes to Financial Statements

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
Date: March 18, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ MILTON J. MILLER II	President — Chief Executive Officer	March 18, 2011
Milton J. Miller II
(Principal Executive Officer)

/s/ CINDY L. KONICH	Executive Vice President — Chief Operating Officer - Chief Financial Officer	March 18, 2011
Cindy L. Konich
(Principal Financial Officer)

/s/ K. LOWELL SHORT, JR.	Senior Vice President — Chief Accounting Officer	March 18, 2011
K. Lowell Short, Jr.
(Principal Accounting Officer)

/s/ PAUL C. CLABUESCH	Chair of the board of directors	March 18, 2011
Paul C. Clabuesch

/s/ JEFFREY A. POXON	Vice Chair of the board of directors	March 18, 2011
Jeffrey A. Poxon

/s/ JONATHAN P. BRADFORD	Director	March 18, 2011
Jonathan P. Bradford

/s/ CHRISTINE A. COADY	Director	March 18, 2011
Christine A. Coady

/s/ MATTHEW P. FORRESTER	Director	March 18, 2011
Matthew P. Forrester

/s/ TIMOTHY P. GAYLORD	Director	March 18, 2011
Timothy P. Gaylord

Signature	Title	Date

/s/ MICHAEL J. HANNIGAN, JR.	Director	March 18, 2011
Michael J. Hannigan, Jr.

/s/ CARL E. LIEDHOLM	Director	March 18, 2011
Carl E. Liedholm

/s/ JAMES L. LOGUE, III	Director	March 18, 2011
James L. Logue, III

/s/ ROBERT D. LONG	Director	March 18, 2011
Robert D. Long

/s/ JAMES D. MACPHEE	Director	March 18, 2011
James D. MacPhee

/s/ DAN L. MOORE	Director	March 18, 2011
Dan L. Moore

/s/ JOHN L. SKIBSKI	Director	March 18, 2011
John L. Skibski

/s/ ELLIOT A. SPOON	Director	March 18, 2011
Elliot A. Spoon

/s/ THOMAS R. SULLIVAN	Director	March 18, 2011
Thomas R. Sullivan

/s/ LARRY A. SWANK	Director	March 18, 2011
Larry A. Swank

/s/ MAURICE F. WINKLER, III	Director	March 18, 2011
Maurice F. Winkler, III

/s/ CHRISTOPHER A. WOLKING	Director	March 18, 2011
Christopher A. Wolking

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Organization Certificate of the Federal Home Loan Bank of Indianapolis, incorporated by reference to our Registration Statement on Form 10 filed on February 14, 2006

3.2*	Bylaws of the Federal Home Loan Bank of Indianapolis, incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on May 21, 2010

4*	Capital Plan of the Federal Home Loan Bank of Indianapolis, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on June 1, 2009

10.1*+	Federal Home Loan Bank of Indianapolis 2009 Executive Incentive Compensation Plan, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on August 13, 2009

10.2*+	Federal Home Loan Bank of Indianapolis Supplemental Executive Thrift Plan (with trust), as amended, incorporated by reference to our Quarterly Report on Form 10-Q filed on September 29, 2006

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

10.11*+	Directors' Compensation and Travel Expense Reimbursement Policy effective January 1, 2011, incorporated by reference to Exhibit 99.3 of our Current Report on Form 8-K filed on December 17, 2010

10.12+	Federal Home Loan Bank of Indianapolis 2011 Long Term Incentive Plan, effective January 1, 2011

10.13*+	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 27, 2006

10.14*+	Federal Home Loan Bank of Indianapolis 2009 Long Term Incentive Plan, incorporated by reference to our Annual Report on Form 10-K filed on March 16, 2009

10.15+	Federal Home Loan Bank of Indianapolis 2011 Executive Incentive Compensation Plan (STI), effective January 1, 2011

10.16*+	Form of Key Employee Severance Agreement for Principal Executive Officer, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on May 24, 2010

10.17*+	Form of Key Employee Severance Agreement for Executive Officers, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on February 4, 2011

10.18*	Joint Capital Enhancement Agreement, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on March 1, 2011

12	Computation of Ratios of Earnings to Fixed Charges

14.1*	Code of Conduct for Directors, Officers, Employees and Advisory Council Members, effective March 18, 2010, incorporated by reference to our Annual Report on Form 10-K filed on March 19, 2010

31.1	Certification of the President - Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Executive Vice President - Chief Operating Officer - Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Senior Vice President - Chief Accounting Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act ("ICFR"). Our ICFR is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, we assessed the effectiveness of our ICFR as of December 31, 2010. Our assessment included extensive documentation, evaluation, and testing of the design and operating effectiveness of our ICFR. In making this assessment, our management used the criteria for Internal Control — Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission. These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Based on our assessment using these criteria, our management concluded that we maintained effective ICFR as of December 31, 2010.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the
Federal Home Loan Bank of Indianapolis:

In our opinion, the accompanying statements of condition and the related statements of income, of capital and of cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Indianapolis (the "Bank") at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2, effective January 1, 2009, the Bank adopted guidance that revises the recognition and reporting requirements for other-than-temporary impairments of debt securities classified as either available-for-sale or held-to-maturity.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
March 18, 2011
Indianapolis, Indiana

Federal Home Loan Bank of Indianapolis
Statements of Condition
($ amounts and shares in thousands, except par value)

	December 31, 2010	December 31, 2009
Assets:
Cash and Due from Banks (Note 3)	$11,676	$1,722,077
Interest-Bearing Deposits	3	25
Securities Purchased Under Agreements to Resell (Note 4)	750,000	—
Federal Funds Sold	7,325,000	5,532,000
Available-for-Sale Securities (a) (Note 5)	3,237,916	1,760,714
Held-to-Maturity Securities (b) (Note 6)	8,471,827	7,701,151
Advances (Note 8)	18,275,364	22,442,904
Mortgage Loans Held for Portfolio, net (Notes 9 and 10)	6,702,576	7,271,895
Accrued Interest Receivable	98,924	114,246
Premises, Software, and Equipment, net	10,830	10,786
Derivative Assets, net (Note 11)	6,173	1,714
Other Assets	39,584	41,554
Total Assets	$44,929,873	$46,599,066
Liabilities:
Deposits (Note 12):
Interest-Bearing	$574,894	$821,431
Non-Interest-Bearing	10,034	3,420
Total Deposits	584,928	824,851
Consolidated Obligations (Note 13):
Discount Notes	8,924,687	6,250,093
Bonds	31,875,237	35,907,789
Total Consolidated Obligations, net	40,799,924	42,157,882
Accrued Interest Payable	133,862	211,504
Affordable Housing Program Payable (Note 14)	35,648	37,329
Payable to Resolution Funding Corporation (Note 15)	10,325	6,533
Derivative Liabilities, net (Note 11)	657,030	712,716
Mandatorily Redeemable Capital Stock (Note 16)	658,363	755,660
Other Liabilities	102,422	146,180
Total Liabilities	42,982,502	44,852,655
Commitments and Contingencies (Note 20)
Capital (Note 16):
Capital Stock Putable (at par value of $100 per share):
Class B-1 issued and outstanding shares: 16,072 and 17,260, respectively	1,607,116	1,726,000
Class B-2 issued and outstanding shares: 29 and 0, respectively	2,944	—
Total Capital Stock Putable	1,610,060	1,726,000
Retained Earnings	427,557	349,013
Accumulated Other Comprehensive Income (Loss):
Net Unrealized Gains (Losses) on Available-for-Sale Securities (Note 5)	(4,615)	2,140
Net Non-Credit Portion of Other-Than-Temporary Impairment Losses on:
Available-for-Sale Securities (Note 5)	(68,806)	—
Held-to-Maturity Securities (Note 6)	(7,056)	(324,041)
Pension and Postretirement Benefits (Note 17)	(9,769)	(6,701)
Total Accumulated Other Comprehensive Income (Loss)	(90,246)	(328,602)
Total Capital	1,947,371	1,746,411
Total Liabilities and Capital	$44,929,873	$46,599,066

(a) Amortized cost: $3,146,617 and $1,672,918 at December 31, 2010, and 2009, respectively.
(b) Estimated fair values: $8,513,391 and $7,690,482 at December 31, 2010, and 2009, respectively.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
($ amounts in thousands)

	For the years ended December 31,
	2010	2009	2008
Interest Income:
Advances	$196,959	$393,062	$997,727
Prepayment Fees on Advances, net	16,937	5,525	486
Interest-Bearing Deposits	243	280	223
Securities Purchased Under Agreements to Resell	4,265	479	—
Federal Funds Sold	12,708	23,741	270,369
Available-for-Sale Securities	8,483	18,052	30,057
Held-to-Maturity Securities	250,401	272,165	350,892
Mortgage Loans Held for Portfolio, net	348,472	413,662	467,332
Other, net	1,082	1	64
Total Interest Income	839,550	1,126,967	2,117,150
Interest Expense:
Consolidated Obligation Discount Notes	15,073	85,339	498,094
Consolidated Obligation Bonds	543,541	754,805	1,313,651
Deposits	315	780	15,337
Mandatorily Redeemable Capital Stock	13,743	13,263	11,677
Other Interest Expense	—	2	9
Total Interest Expense	572,672	854,189	1,838,768
Net Interest Income	266,878	272,778	278,382
Provision for Credit Losses	500	—	—
Net Interest Income After Provision for Credit Losses	266,378	272,778	278,382
Other Income (Loss):
Total Other-Than-Temporary Impairment Losses	(23,895)	(412,731)	—
Portion of Impairment Losses Reclassified to (from) Other Comprehensive Income (Loss), net	(45,906)	352,440	—
Net Other-Than-Temporary Impairment Losses	(69,801)	(60,291)	—
Net Realized Gains from Sale of Available-for-Sale Securities	2,396	—	—
Net Gains (Losses) on Derivatives and Hedging Activities	6,995	(1,363)	11,842
Service Fees	1,094	1,183	1,280
Standby Letters of Credit Fees	1,730	1,439	1,031
Loss on Extinguishment of Debt	(1,979)	—	—
Other, net	800	871	574
Total Other Income (Loss)	(58,765)	(58,161)	14,727
Other Expenses:
Compensation and Benefits	36,422	32,163	26,177
Other Operating Expenses	12,876	12,229	9,854
Federal Housing Finance Agency	2,583	1,872	1,709
Office of Finance	2,120	1,708	1,695
Other	1,053	1,187	1,267
Total Other Expenses	55,054	49,159	40,702
Income Before Assessments	152,559	165,458	252,407
Assessments:
Affordable Housing Program	13,856	14,860	21,796
Resolution Funding Corporation	27,741	30,120	46,122
Total Assessments	41,597	44,980	67,918
Net Income	$110,962	$120,478	$184,489
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
($ amounts and shares in thousands)

	Capital Stock Class B-1 Putable		Capital Stock Class B-2 Putable		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Shares	Par Value
Balance, December 31, 2007	20,029	$2,002,862	—	$1	$202,111	$(6,042)	$2,198,932

Proceeds from Sale of Capital Stock	2,561	256,066	—	—			256,066
Repurchase/Redemption of Capital Stock	—	—	—	—			—
Transfers of Capital Stock	(2)	(195)	2	195			—
Net Shares Reclassified to Mandatorily Redeemable Capital Stock	(3,796)	(379,554)	—	—			(379,554)

Comprehensive Income:
Net Income					184,489		184,489
Other Comprehensive Income (Loss):
Net Unrealized Losses on Available-for-Sale Securities						(66,766)	(66,766)
Pension and Postretirement Benefits						1,410	1,410
Total Comprehensive Income (Loss)					184,489	(65,356)	119,133

Distributions on Mandatorily Redeemable Capital Stock					(4,927)		(4,927)
Cash Dividends on Capital Stock (5.01% annualized)					(98,942)		(98,942)

Balance, December 31, 2008	18,792	$1,879,179	2	$196	$282,731	$(71,398)	$2,090,708

Proceeds from Sale of Capital Stock	721	72,142	—	—			72,142
Repurchase/Redemption of Capital Stock	(51)	(5,128)	—	—			(5,128)
Transfers of Capital Stock	2	196	(2)	(196)			—
Net Shares Reclassified to Mandatorily Redeemable Capital Stock	(2,204)	(220,389)	—	—			(220,389)

Comprehensive Income:
Net Income					120,478		120,478
Other Comprehensive Income (Loss):
Net Unrealized Gains on Available-for-Sale Securities						68,906	68,906
Non-Credit Portion of Other-Than-Temporary Impairment Losses on Held-to-Maturity Securities						(374,580)	(374,580)
Reclassification of Non-Credit Losses to Other Income (Loss)						22,140	22,140
Net Non-Credit Portion Before Accretion						(352,440)	(352,440)
Accretion of Non-Credit Portion						28,399	28,399
Net Non-Credit Portion						(324,041)	(324,041)
Pension and Postretirement Benefits						(2,069)	(2,069)
Total Comprehensive Income (Loss)					120,478	(257,204)	(136,726)

Distributions on Mandatorily Redeemable Capital Stock					(320)		(320)
Cash Dividends on Capital Stock (2.83% annualized)					(53,876)		(53,876)

Balance, December 31, 2009	17,260	$1,726,000	—	$—	$349,013	$(328,602)	$1,746,411

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital, continued
($ amounts and shares in thousands)

	Capital Stock Class B-1 Putable		Capital Stock Class B-2 Putable		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Shares	Par Value
Balance, December 31, 2009	17,260	$1,726,000	—	$—	$349,013	$(328,602)	$1,746,411

Proceeds from Sale of Capital Stock	401	40,076	—	—			40,076
Repurchase/Redemption of Capital Stock	(1,263)	(126,291)	—	—			(126,291)
Transfers of Capital Stock	(29)	(2,944)	29	2,944			—
Net Shares Reclassified to Mandatorily Redeemable Capital Stock	(297)	(29,725)	—	—			(29,725)

Comprehensive Income:
Net Income					110,962		110,962
Other Comprehensive Income (Loss):
Net Unrealized Losses on Available-for-Sale Securities						(6,755)	(6,755)
Non-Credit Portion of Other-Than-Temporary Impairment Losses on Available-for-Sale Securities						(66,410)	(66,410)
Reclassification of Net Realized Gains to Other Income (Loss)						(2,396)	(2,396)
Net Non-Credit Portion						(68,806)	(68,806)
Non-Credit Portion of Other-Than-Temporary Impairment Losses on Held-to-Maturity Securities						(22,458)	(22,458)
Reclassification of Non-Credit Losses to Other Income (Loss)						68,364	68,364
Net Non-Credit Portion Before Accretion						45,906	45,906
Accretion of Non-Credit Portion						54,820	54,820
Reclassification of Non-Credit Portion to Available-for-Sale Securities						216,259	216,259
Net Non-Credit Portion						316,985	316,985
Pension and Postretirement Benefits						(3,068)	(3,068)
Total Comprehensive Income					110,962	238,356	349,318

Distributions on Mandatorily Redeemable Capital Stock					(43)		(43)
Cash Dividends on Capital Stock (1.87% annualized)					(32,375)		(32,375)

Balance, December 31, 2010	16,072	$1,607,116	29	$2,944	$427,557	$(90,246)	$1,947,371

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
($ amounts in thousands)

	For the years ended
	December 31,
	2010	2009	2008
Operating Activities:
Net Income	$110,962	$120,478	$184,489
Adjustments to Reconcile Net Income to Net Cash provided by (used in) Operating Activities:
Depreciation and Amortization	(166,800)	(111,759)	(20,514)
Net Realized (Gain) Loss on Disposal of Premises, Software, and Equipment	—	19	(5)
Net Other-Than-Temporary Impairment Losses	69,801	60,291	—
Loss on Extinguishment of Debt	1,979	—	—
Provision for Credit Losses	500	—	—
(Gain) Loss on Sale of Available-for-Sale Securities	(2,396)	—	—
(Gain) Loss on Derivative and Hedging Activities	(9,555)	12,454	(113,702)
Net Change in:
Accrued Interest Receivable	15,326	38,281	41,013
Net Accrued Interest on Derivatives	170,946	187,884	43,495
Other Assets	(253)	(2,856)	2,482
Affordable Housing Program Payable, including Discount on Advances	(1,681)	1,320	5,709
Accrued Interest Payable	(77,642)	(72,516)	(34,507)
Payable to Resolution Funding Corporation	3,792	(10,630)	7,700
Other Liabilities	(2,366)	2,766	2,522
Total Adjustments, net	1,651	105,254	(65,807)
Net Cash provided by (used in) Operating Activities	112,613	225,732	118,682
Investing Activities:
Net Change in:
Interest-Bearing Deposits	49,279	216,513	(296,996)
Securities Purchased Under Agreements to Resell	(750,000)	—	—
Federal Funds Sold	(1,793,000)	1,691,000	4,038,000
Premises, Software, and Equipment	(1,464)	(2,137)	(1,342)
Available-for-Sale Securities:
Purchases of Available-for-Sale Securities	(425,350)	—	(1,680,398)
Proceeds from Sales of Available-for-Sale Securities	48,268	—	—
Held-to-Maturity Securities:
Net (Increase) Decrease in Short-Term Held-to-Maturity Securities	—	—	1,660,000
Proceeds from Maturities of Long-Term Held-to-Maturity Securities	1,770,626	2,280,188	1,669,544
Purchases of Long-Term Held-to-Maturity Securities	(3,407,920)	(3,535,890)	(1,626,602)
Advances:
Principal Collected	25,889,736	29,835,768	57,372,719
Made to Members	(21,817,661)	(21,570,539)	(60,947,068)
Mortgage Loans Held for Portfolio:
Principal Collected	1,703,588	2,095,029	1,098,655
Purchases	(1,138,155)	(591,210)	(497,594)
Payments (Proceeds) from Sales of Foreclosed Properties	(350)	(109)	(68)
Other Federal Home Loan Banks:
Principal Collected on Loans	236,735	180,000	1,169,000
Loans Made	(236,735)	(180,000)	(1,169,000)
Net Cash provided by (used in) Investing Activities	127,597	10,418,613	788,850

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
($ amounts in thousands)

	For the years ended
	December 31,
	2010	2009	2008
Financing Activities:
Net Change in Deposits	(234,095)	203,360	54,423
Net Proceeds (Payments) on Derivative Contracts with Financing Elements	(143,225)	(153,435)	168,112
Net Proceeds from Issuance of Consolidated Obligations:
Discount Notes	695,302,061	461,353,989	1,010,819,889
Bonds	35,779,923	31,984,873	27,147,262
Bonds Transferred from Other Federal Home Loan Banks	—	—	39,142
Payments for Maturing and Retiring Consolidated Obligations:
Discount Notes	(692,627,766)	(478,494,043)	(1,009,503,570)
Bonds	(39,781,854)	(24,696,800)	(28,917,520)
Borrowings from Other Federal Home Loan Banks	114,000	236,000	22,000
Payments for Maturities of Borrowings from Other Federal Home Loan Banks	(114,000)	(236,000)	(22,000)
Proceeds from Sale of Capital Stock	40,076	72,142	256,066
Payments for Redemption of Mandatorily Redeemable Capital Stock	(127,065)	(4,160)	(8,839)
Payments for Repurchase/Redemption of Capital Stock	(126,291)	(5,128)	—
Cash Dividends Paid	(32,375)	(53,876)	(98,942)
Net Cash provided by (used in) Financing Activities	(1,950,611)	(9,793,078)	(43,977)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,710,401)	851,267	863,555
Cash and Cash Equivalents, beginning of the year	1,722,077	870,810	7,255
Cash and Cash Equivalents, end of the year	$11,676	$1,722,077	$870,810

Supplemental Disclosures:
Interest Paid	$656,466	$924,436	$1,364,204
Affordable Housing Program Payments, net	15,537	13,540	16,087
Resolution Funding Corporation Assessments Paid	23,949	40,750	38,422
Non-cash transfer of Held-to-Maturity Securities to Available-for-Sale Securities	880,960	—	—

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Notes to Financial Statements

These Notes to Financial Statements should be read in conjunction with the Statements of Condition as of December 31, 2010, and 2009, and the Statements of Income, Statements of Capital, and Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008.

Background Information

The Federal Home Loan Bank of Indianapolis, a federally chartered corporation, is one of 12 district Federal Home Loan Banks (collectively, the "FHLBs" or individually an "FHLB"). We operate as a separate entity with our own management, employees and board of directors. Through our members, we enhance the availability of credit for residential mortgages and targeted community development. We are a financial cooperative that provides a readily available, competitively-priced source of funds to our member institutions. Regulated financial depositories and insurance companies engaged in residential housing finance that have a principal place of business located in Indiana or Michigan may apply for membership. Additionally, effective February 4, 2010, authorized community development financial institutions are eligible to be members. State and local housing authorities that meet certain statutory and regulatory criteria may also borrow from us. While eligible to borrow, housing authorities are not members and, as such, are not allowed to hold our capital stock. We do not have any special purpose entities or any other type of off-balance sheet conduits.

All members must purchase our stock based on the amount of their total mortgage assets. Each member may be required to purchase activity-based capital stock as it engages in certain business activities. Member institutions own nearly all of our capital stock. Former members (including certain non-members that own our capital stock as a result of merger or acquisition of an FHLB member) own the remaining capital stock to support business transactions still carried on our Statement of Condition. All holders of our capital stock may, to the extent declared by our board of directors, receive dividends on their capital stock, subject to the applicable regulations as discussed in Note 16 – Capital. See Note 21 –Transactions with Related Parties and Other FHLBs for more information about transactions with shareholders.

The former Federal Housing Finance Board ("Finance Board") was an independent agency in the executive branch of the U.S. government that supervised and regulated the FHLBs and the FHLBs' Office of Finance through July 29, 2008. With the passage of the Housing and Economic Recovery Act of 2008 ("HERA"), the Federal Housing Finance Agency ("Finance Agency") was established and became the new independent Federal regulator of the FHLBs, Federal Home Loan Mortgage Corporation ("Freddie Mac") and Federal National Mortgage Association ("Fannie Mae"), effective July 30, 2008. The Finance Board was merged into the Finance Agency as of October 27, 2008. Pursuant to HERA, all regulations, orders, determinations, and resolutions that were issued, made, prescribed, or allowed to become effective by the Finance Board will remain in effect until modified, terminated, set aside, or superseded by the Director of the Finance Agency, any court of competent jurisdiction, or operation of law. References throughout this document to regulations of the Finance Agency also include the regulations of the Finance Board where they remain applicable. The Finance Agency's stated mission with respect to the FHLBs is to provide effective supervision, regulation and housing mission oversight of the FHLBs to promote their safety and soundness, support housing finance and affordable housing, and support a stable and liquid mortgage market.

The Office of Finance is a joint office of the FHLBs established to facilitate the issuance and servicing of the debt instruments of the FHLBs, known as Consolidated Obligations, consisting of Consolidated Obligation Bonds ("CO Bonds") and Discount Notes ("Discount Notes"), and to combine the quarterly and annual financial reports of all 12 FHLBs. As provided by the Federal Home Loan Bank Act of 1932, as amended ("Bank Act") and applicable regulations, Consolidated Obligations are backed only by the financial resources of all 12 FHLBs.

Consolidated Obligations are the primary source of funds for the FHLBs. Deposits, other borrowings and capital stock issued to members provide additional funds. We primarily use these funds to make secured loans to members and housing associates ("Advances"), to acquire mortgage loans from Participating Financial Institutions ("PFI") through our Mortgage Purchase Program ("MPP"), and to maintain liquidity. We also provide correspondent services, such as wire transfer, security safekeeping, and settlement services, to our member institutions.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation.

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America ("GAAP").

All dollar amounts included in the Notes are presented in thousands, unless otherwise indicated. As used in this Form 10-K, unless the context otherwise requires, the terms "we," "us," and "our" refer to the Federal Home Loan Bank of Indianapolis.

Cash Flows. Within the Statement of Cash Flows, we consider Cash and Due from Banks on the Statement of Condition as Cash and Cash Equivalents because of their highly liquid nature. Federal Funds Sold and Interest-Bearing Deposits on the Statement of Condition are not treated as Cash and Cash Equivalents within the Statement of Cash Flows, but instead are treated as short-term investments and are reported in the Investing Activities section of the Statement of Cash Flows.

Reclassifications. Certain amounts in the 2009, and 2008 financial statements have been reclassified to conform to the financial statement presentation for 2010. These reclassifications had no effect on Net Income or Total Capital.

Subsequent Events. We have evaluated events and transactions through the filing of our Annual Report on Form 10-K with the Securities and Exchange Commission and believe there have been no material subsequent events requiring additional recognition or disclosure in the financial statements.

Use of Estimates.

The preparation of financial statements in accordance with GAAP requires us to make subjective assumptions and estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expense. Actual results could differ significantly from these estimates.

Fair Value. The fair value amounts, recorded on the Statement of Condition and presented in the note disclosures, have been determined using available market information and our best judgment of appropriate valuation methods at December 31, 2010, and 2009. Although we use our best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. See Note 19 – Estimated Fair Values for more information.

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold.

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold provide short-term liquidity and are carried at cost. Interest-bearing deposits may include certificates of deposit ("CDs") and bank notes not meeting the definition of a security. We treat Securities Purchased under Agreements to Resell as collateralized financings.

Investment Securities.

We classify investments as trading, Held-to-Maturity ("HTM") and Available-for-Sale ("AFS") at the date of acquisition. Purchases and sales of securities are recorded on a trade date basis.

Trading. Securities classified as trading are carried at fair value. We record changes in the fair value of these investments through Other Income (Loss) as Net Gain (Loss) on Trading Securities. However, we do not participate in speculative trading practices and limit credit risk arising from these instruments. We did not have any investments classified as trading during the years ended December 31, 2010, 2009, or 2008.

Held-to-Maturity. Securities which we have both the ability and intent to hold to maturity are classified as HTM on the Statement of Condition, and are carried at amortized cost, adjusted for periodic principal repayments, amortization of premiums and accretion of discounts, and, if applicable, other-than-temporary impairment ("OTTI", which term may also refer to "other-than-temporarily impaired" as the context indicates) recognized in Net Income and accreted from Accumulated Other Comprehensive Income (Loss) ("AOCI").

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Certain changes in circumstances may cause us to change our intent to hold a certain security to maturity without calling into question our intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of an HTM security due to certain changes in circumstances, such as evidence of significant deterioration in the issuer's creditworthiness, or changes in regulatory requirements, is not considered to be inconsistent with its original classification. Other events that are isolated, non-recurring, and unusual that could not have been reasonably anticipated may cause us to sell or transfer an HTM security without necessarily calling into question our intent to hold other debt securities to maturity. In addition, sales of debt securities that meet either of the following two conditions may be considered as maturities for purposes of the classification of securities: (i) the sale occurs near enough to its maturity date (or call date, if exercise of the call is probable) that interest-rate risk is substantially eliminated as a pricing factor and the changes in market interest rates would not have a significant effect on the security's fair value, or (ii) the sale of a security occurs after we have already collected a substantial portion (at least 85%) of the principal outstanding at acquisition due either to prepayments on the debt security or to scheduled payments on a debt security payable in equal installments (both principal and interest) over its term.

Available-for-Sale. Securities that are not classified as HTM or trading are classified as AFS and are carried at fair value. We record changes in the fair value of these securities in Other Comprehensive Income ("OCI") as Net Unrealized Gains (Losses) on Available-for-Sale Securities. For an AFS security that has been hedged and qualifies as a fair-value hedge, we record the portion of the change in value related to the risk being hedged in Other Income (Loss) as Net Gains (Losses) on Derivatives and Hedging Activities together with the related change in the fair value of the derivative, and record the remainder of the change in the fair value of the investment in OCI as Net Unrealized Gains (Losses) on Available-for-Sale Securities. For AFS securities that are OTTI, changes in fair value, net of the credit loss, are recorded in OCI as the Non-Credit Portion.

Premiums and Discounts. We amortize purchased premiums and accrete purchased discounts on mortgage-backed-securities ("MBS") and asset-backed securities ("ABS") at an individual instrument level using the retrospective level-yield method over the estimated remaining cash flows of the securities. This method requires that we estimate prepayments over the estimated remaining life of the securities and make a retrospective adjustment of the effective yield each time we change the estimated life as if the new estimate had been known since the acquisition date of the securities.

Gains and Losses on Sales. We compute gains and losses on sales of investment securities using the specific identification method and include these gains and losses in Other Income (Loss).

Investment Securities — Other-Than-Temporary Impairment.

We evaluate individual impaired AFS and HTM securities for OTTI. A security is considered impaired when its fair value is less than its amortized cost basis (i.e., in an unrealized loss position). We consider an impaired debt security to be OTTI under any of the following circumstances:

•	if we have an intent to sell the debt security;

•	if, based on available evidence, we believe it is more likely than not (i.e., likely) that we will be required to sell the debt security before the recovery of its amortized cost basis; or

•	if we do not expect to recover the entire amortized cost of the debt security.

If either of the first two conditions above is met, we recognize an OTTI charge in earnings equal to the entire difference between the debt security's amortized cost and its fair value as of the Statement of Condition date.

Recognition of OTTI. For impaired securities that meet neither of the first two conditions, we perform an analysis that includes a cash flow test for private-label MBS to determine if we expect to recover the entire amortized cost basis of each of these securities. The present value of the cash flows expected to be collected is compared to the amortized cost basis of the debt security to determine whether a credit loss exists. If there is a credit loss (the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security), the carrying value of the debt security is adjusted to its fair value. However, rather than recognizing the entire difference between the amortized cost basis and fair value in earnings, only the amount of the impairment representing the credit loss (i.e., the credit component) is recognized in earnings, while the amount related to all other factors (i.e., the non-credit component) is recognized in OCI. The total OTTI is presented in the Statement of Income with an offset for the portion of the total OTTI recognized in OCI.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Subsequent Accounting for OTTI. For subsequent accounting of OTTI securities, if the present value of cash flows expected to be collected is less than the amortized cost basis, which reflects previous credit losses, we record an additional OTTI. The amount of OTTI prior to determination of additional OTTI, for an AFS or HTM security that was previously impaired, is calculated as the difference between its amortized cost less the amount of its OTTI remaining in AOCI and its fair value. For certain AFS or HTM securities that were previously impaired and have subsequently incurred additional credit losses, the additional credit losses, up to the amount remaining in AOCI, are reclassified out of non-credit losses in AOCI and into Other Income (Loss).

Subsequent increases and decreases (if not an OTTI) in the fair value of AFS securities are netted against the non-credit component of OTTI in AOCI for purposes of accretion. For debt securities classified as HTM, the OTTI in AOCI is accreted to the carrying value of each security on a prospective basis, based on the amount and timing of future estimated cash flows (with no effect on earnings unless the security is subsequently sold or there are additional decreases in cash flows expected to be collected). For debt securities classified as AFS, we do not accrete the OTTI in AOCI to the carrying value because the subsequent measurement basis for these securities is fair value.

Interest Income Recognition. As of the initial OTTI measurement date, a new accretable yield is calculated for the OTTI debt security. This yield is then used to calculate the amount of credit losses included in the amortized cost of the OTTI security to be recognized into Interest Income over the remaining life of the security so as to match the amount and timing of future cash flows expected to be collected.

Upon subsequent evaluation of an OTTI security, if there is no additional OTTI, we adjust the accretable yield on a prospective basis if there is a significant increase in the security's expected cash flows. The estimated cash flows and accretable yield are re-evaluated on a quarterly basis.

Accounting prior to 2009. Prior to implementation of current accounting guidance for OTTI on investment securities, if an impairment was determined to be other-than-temporary, an impairment loss was recognized in earnings in an amount equal to the entire difference between the security's amortized cost basis and its fair value at the Statement of Condition date of the reporting period for which the assessment was made. We would conclude that an impairment was other-than-temporary if it were probable that we would not receive all of the investment security's contractual cash flows. As part of this analysis, we had to assess our intent and ability to hold a security until recovery of any unrealized losses. We implemented the current accounting guidance for OTTI as of January 1, 2009, and did not recognize any adjustments to retained earnings as we had no OTTI on that date.

Advances.

We report Advances at amortized cost net of premiums, discounts, unearned commitment fees and hedging adjustments. We amortize/accrete premiums and discounts, and recognize unearned commitment fees and hedging adjustments on Advances to Interest Income using a level-yield methodology. We record interest on Advances to Interest Income as earned.

Advance Modifications. In cases in which we fund a new Advance concurrent with or within a short period of time before or after the prepayment of an existing Advance, we evaluate whether the new Advance meets the accounting criteria to qualify as a modification of an existing Advance or whether it constitutes a new Advance. We compare the present value of cash flows on the new Advance to the present value of cash flows remaining on the existing Advance. If there is at least a 10% difference in the cash flows or if we conclude the difference between the Advances is more than minor based on a qualitative assessment of the modifications made to the Advance's original contractual terms, the Advance is accounted for as a new Advance. In all other instances, the new Advance is accounted for as a modification.

Prepayment Fees. We charge a borrower a prepayment fee when the borrower prepays certain Advances before the original maturity.

If a new Advance does not qualify as a modification of an existing Advance, the existing Advance is treated as an Advance termination and any prepayment fee, net of hedging adjustments, is recorded to Prepayment Fees on Advances in the Interest Income section of the Statement of Income.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

If a new Advance qualifies as a modification of an existing Advance, any prepayment fee, net of hedging adjustments, is deferred, recorded in the basis of the modified Advance, and amortized using a level-yield methodology over the life of the modified Advance. This amortization is included in Advances in Interest Income. If the modified Advance is hedged and meets hedge accounting requirements, the modified Advance is marked to the risk being hedged, and subsequent fair-value changes attributable to the hedged risk are recorded in Other Income (Loss) in the Statement of Income.

Mortgage Loans Held for Portfolio.

We classify mortgage loans for which we have the intent and ability to hold for the forseeable future or until maturity or payoff as held for portfolio. Accordingly, these mortgages are reported net of premiums, discounts, deferred loan fees or costs, hedging adjustments, and the allowance for credit losses.

Premiums and Discounts. We defer and amortize/accrete premiums paid and discounts received by a PFI, deferred loan fees or costs, and hedging basis adjustments to Interest Income using the retrospective method. In determining prepayment estimates for the retrospective method, mortgage loans are aggregated by similar characteristics (type, maturity, note rate and acquisition date).

Credit Enhancements. For conventional mortgage loans, credit enhancement is provided through either depositing a portion of the periodic interest payment on the loans or a hold back on the purchase price into a lender risk account ("LRA"). The LRA is reported in Other Liabilities. Prior to December 2010, in addition to the LRA, the PFI selling conventional loans was required to purchase supplemental mortgage insurance ("SMI"), paid through periodic interest payments, as an enhancement to cover losses over and above losses covered by the LRA.

The MPP is designed and structured in a manner that, when necessary, requires loan servicers to foreclose in the servicer's name. Therefore, we should never take title to property. Upon completion of foreclosure or through a deed in lieu of foreclosure, the servicer, under our direction and the SMI provider, markets and ultimately liquidates the property with proceeds applied to the amounts owed on the loan (unpaid principal and interest, escrow advances and foreclosure expenses). If liquidation proceeds are less than the amounts owed, the servicers submit a claim to the SMI provider for the remaining unpaid amounts. The SMI provider pays the claim and requests reimbursement from the Bank if LRA funds are available, up to the coverage amount under the SMI policy. If there are not sufficient LRA funds available to reimburse the SMI provider from the LRA account, the SMI provider is still obligated up to the policy coverage amount. Losses not covered by the LRA or SMI policy are borne by the Bank.

Other Fees. We may receive other non-origination fees, such as pair-off fees and price adjustment fees. Pair-off fees represent a make-whole provision, are received when the amount funded is less than a specific percentage of the delivery commitment amount and are recorded in Other Income (Loss). Price adjustment fees are received when the amount funded is greater than a specified percentage of the delivery commitment amount, represent purchase price adjustments to the related loans acquired and are recorded as a part of the loan basis.

Allowance for Credit Losses.

Establishing Allowance for Credit Loss. An allowance for credit losses is a valuation allowance separately established for each identified portfolio segment if it is probable that impairment has occurred as of the Statement of Condition date and the amount of loss can be reasonably estimated. To the extent necessary, a separate allowance for credit losses for off-balance sheet credit exposures is recorded as a liability. See Note 10 – Allowance for Credit Losses for details on each allowance methodology.

Portfolio Segments. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. We have developed and documented a systematic methodology for determining an allowance for credit losses, where applicable, for (i) Advances, letters of credit, and other extensions of credit to members (collectively referred to as "credit products"); (ii) government-guaranteed or insured Mortgage Loans Held for Portfolio; (iii) conventional Mortgage Loans Held for Portfolio; (iv) term securities purchased under agreements to resell; and (v) term federal funds sold.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Classes of Financing Receivables. Classes of financing receivables generally are a disaggregation of a portfolio segment to the extent that it is needed to understand the exposure to credit risk arising from these financing receivables. We determined that no further disaggregation of portfolio segments identified above is needed as the credit risk arising from these financing receivables is assessed and measured by us at the portfolio segment level.

Impairment Methodology. A loan is considered impaired when, based on current and historical information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.

Non-accrual Loans. We place a conventional mortgage loan on non-accrual status if it is determined that either (i) the collection of interest or principal is doubtful, or (ii) interest or principal is past due for 90 days or more, except when the loan is well-secured and in the process of collection (e.g., through credit enhancements). For those mortgage loans placed on non-accrual status, accrued but uncollected interest is reversed against Interest Income. We record cash payments received on non-accrual loans first as Interest Income and then as a reduction of principal as specified in the contractual agreement, unless the collection of the remaining principal amount due is considered doubtful. If the collection of the remaining principal amount due is considered doubtful, then cash payments received would be applied first solely to principal until the remaining principal amount due is expected to be collected and then as a recovery of any charge-off, if applicable, followed by recording Interest Income. A loan on non-accrual status may be restored to accrual status when (i) none of its contractual principal and interest is due and unpaid, and we expect repayment of the remaining contractual interest and principal, or (ii) it otherwise becomes well-secured and is in the process of collection. At December 31, 2010, and 2009, we had no mortgage loans placed on non-accrual status.

Charge-off Policy. We evaluate whether to record a charge-off on a conventional mortgage loan upon the occurrence of a confirming event. Confirming events include, but are not limited to, the occurrence of foreclosure or notification of a claim against any of the credit enhancements. A charge-off is recorded if the recorded investment in the loan will not be recovered.

Derivatives.

All derivatives are recognized in the Statement of Condition at their fair values and are reported as either Derivative Assets or Derivative Liabilities, net of cash collateral and accrued interest from counterparties.

Derivative Designations. Each derivative is designated as one of the following:

(i)	a qualifying hedge of the change in fair value of a recognized asset or liability or an unrecognized firm commitment ("fair-value" hedge);

(ii)	a qualifying hedge of a forecasted transaction or the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash-flow" hedge);

(iii)	a non-qualifying hedge ("economic" hedge) for asset/liability management purposes; or,

(iv)	a non-qualifying hedge of another derivative (an "intermediation") that is offered as a product to members or used to offset other derivatives with non-member counterparties.

Accounting for Qualifying Hedges. If hedging relationships meet certain criteria including, but not limited to, formal documentation of the hedging relationship and an expectation to be effective, they qualify for hedge accounting, and the offsetting changes in fair value of the hedged items are recorded in earnings (fair-value hedges) or OCI (cash-flow hedges). Two approaches to hedge accounting include:

(i)
Long-haul hedge accounting - the application of long-haul hedge accounting generally requires us to formally assess (both at the hedge's inception and at least quarterly) whether the derivatives used in hedging transactions have been effective in offsetting changes in the fair value or cash flows of hedged items or forecasted transactions and whether those derivatives may be expected to remain effective in future periods.

(ii)
Short-cut hedge accounting - transactions that meet certain criteria qualify for the short-cut method of hedge accounting in which an assumption can be made that the entire change in fair value of a hedged item, due to changes in the benchmark rate, exactly offsets the entire change in fair value of the related derivative.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Effective April 1, 2008, we no longer apply the short-cut method to any new hedging relationships. All hedging relationships entered into prior to April 1, 2008, accounted for under the short-cut method remain, provided they continue to meet the assumption of effectiveness.

Derivatives are typically executed at the same time as the hedged item, and we designate the hedged item in a qualifying hedging relationship at the trade date. In many hedging relationships, we may designate the hedging relationship upon our commitment to make an Advance or trade a Consolidated Obligation in which settlement occurs within the shortest period of time possible for the type of instrument based on market settlement conventions. We define market settlement conventions for Advances as five business days or less and for Consolidated Obligations as thirty calendar days or less, using a next business day convention. We then record the changes in fair value of the derivative and the hedged item beginning on the trade date.

Changes in the fair value of a derivative that is designated and qualifies as a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in Other Income (Loss) as Net Gains (Losses) on Derivatives and Hedging Activities.

Changes in the fair value of a derivative that is designated and qualifies as a cash-flow hedge, to the extent that the hedge is effective, are recorded in OCI, and remain a component of capital, until earnings are affected by the variability of the cash flows of the hedged transaction. We do not currently have any cash-flow hedges.

For both fair-value and cash-flow hedges, any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item or the variability in the cash flows of the forecasted transaction) is recorded in Other Income (Loss) as Net Gains (Losses) on Derivatives and Hedging Activities.

Accounting for Non-Qualifying Hedges. An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities, or firm commitments that does not qualify or was not designated for hedge accounting, but is an acceptable hedging strategy under our risk management program. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability caused by the changes in fair value of the derivatives that are recorded in earnings, but not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments. As a result, we recognize only the net interest and the change in fair value of these derivatives in Other Income (Loss) as Net Gains (Losses) on Derivatives and Hedging Activities with no offsetting fair-value adjustments for the assets, liabilities, or firm commitments. Cash flows associated with such stand-alone derivatives (derivatives not qualifying as a hedge) are reflected as Net Cash Provided by Operating Activities in the Statement of Cash Flows unless the derivative meets the criteria to be a financing derivative.

The derivatives used in intermediary activities do not qualify for hedge accounting treatment and are separately marked-to-market through earnings. We did not act as an intermediary during 2010, 2009, or 2008.

Accrued Interest Receivables and Payables. The differences between accruals of interest receivables and payables on derivatives designated as fair-value relationships are recognized as adjustments to the income or expense of the designated hedged item. The differences between accruals of interest receivables and payables on intermediated derivatives for members and other derivatives not in designated hedging relationships are recognized in Other Income (Loss) as Net Gains (Losses) on Derivatives and Hedging Activities.

Discontinuance of Hedge Accounting. We discontinue hedge accounting prospectively when: (i) we determine that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (ii) the derivative and/or the hedged item expires or is sold, terminated, or exercised; (iii) a hedged firm commitment no longer meets the definition of a firm commitment; or (iv) we determine that designating the derivative as a hedging instrument is no longer appropriate.

When hedge accounting is discontinued, we either terminate the derivative or continue to carry the derivative on the Statement of Condition at its fair value, cease to adjust the hedged asset or liability for changes in fair value, and amortize the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using a level-yield methodology.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

When hedge accounting is discontinued because we determined that the derivative no longer qualifies as an effective cash-flow hedge of an existing hedged item, we continue to carry the derivative on the Statements of Condition at its fair value and reclassify the related portion in AOCI into earnings when earnings are affected by the existing hedge item (i.e., the original forecasted transaction).

When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, we continue to carry the derivative on the Statement of Condition at its fair value, remove from the Statement of Condition any asset or liability that was recorded to recognize the firm commitment and record it as a gain or loss in earnings.

Embedded Derivatives. We may issue debt, make Advances, or purchase financial instruments in which a derivative instrument is embedded. Upon execution of these transactions, we assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the Advance, debt or purchased financial instrument (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When we determine that (i) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (ii) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument pursuant to an economic hedge. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in earnings (such as an investment security classified as trading as well as hybrid financial instruments that are eligible for the fair value option), or if we cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the Statement of Condition at fair value and no portion of the contract is designated as a hedging instrument.

Premises, Software, and Equipment.

We record premises, software, and equipment at cost, less accumulated depreciation and amortization and compute depreciation using the straight-line method over the estimated useful lives of assets, which range from one to 40 years. We amortize leasehold and building improvements using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining term of the asset. We capitalize improvements and major renewals, but expense ordinary maintenance and repairs when incurred. We include any gain or loss on disposal of premises, software, and equipment in Other Income (Loss).

The cost of computer software developed or obtained for internal use is capitalized and amortized over future periods. At December 31, 2010, and 2009, we had $1,690 and $1,709, respectively, in unamortized computer software costs. Amortization of computer software costs charged to expense was $419, $249 and $205 for the years ended December 31, 2010, 2009, and 2008, respectively.

Accumulated Depreciation and Amortization. At December 31, 2010, and 2009, the accumulated depreciation and amortization related to premises, software and equipment was $16,453 and $15,033, respectively.

Depreciation and Amortization Expense. For the years ended December 31, 2010, 2009, and 2008, the depreciation and amortization expense for premises, software and equipment was $1,420, $1,223 and $1,221, respectively.

Consolidated Obligations.

Consolidated Obligations are recorded at amortized cost.

Discounts and Premiums.  We accrete/amortize the discounts and premiums as well as hedging basis adjustments on CO Bonds to CO Bonds Interest Expense using a level-yield methodology over the term to maturity of the corresponding CO Bonds.

Concessions.  Concessions are paid to dealers in connection with the issuance of certain Consolidated Obligations. The Office of Finance prorates the amount of our concession based upon the percentage of the debt issued that we assume. Concessions paid on Consolidated Obligations not designated under the fair value option are deferred and amortized, using a level-yield methodology, over the terms to maturity or the estimated lives of the Consolidated Obligations. Unamortized concessions are included in Other Assets and the amortization of such concessions is included in CO Bonds Interest Expense.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Mandatorily Redeemable Capital Stock.

We reclassify capital stock from Capital to Liabilities as Mandatorily Redeemable Capital Stock ("MRCS") when a member withdraws from membership, or attains non-member status by merger or acquisition, charter termination, relocation or other involuntary termination from membership. The members' shares are then subject to redemption, at which time a five-year redemption period commences, and meet the definition of a mandatorily redeemable financial instrument. Shares meeting this definition are reclassified at fair value. Dividends declared on shares classified as a Liability are accrued at the expected dividend rate and reported as Interest Expense in the Statement of Income. The repurchase or redemption of MRCS is reported as a cash outflow in the Financing Activities section of the Statement of Cash Flows.

We reclassify MRCS from Liabilities to Capital when non-members subsequently become members through either acquisition, merger, or election. After the reclassification, dividends declared on that capital stock are no longer classified as Interest Expense.

Finance Agency and Finance Board Expenses.

The FHLBs funded the costs of operating the Finance Board and fund a portion of the costs of operating the Finance Agency since its creation on July 30, 2008. The Finance Board allocated its operating and capital expenditures to the FHLBs based on each FHLB's percentage of total combined regulatory capital stock plus Retained Earnings through July 29, 2008. The portion of the Finance Agency's expenses and working capital fund not allocated to Freddie Mac and Fannie Mae is allocated among the FHLBs based on the pro rata share of the annual assessments (which are based on the ratio between each FHLB's minimum required regulatory capital and the aggregate minimum required regulatory capital of every FHLB).

Office of Finance Expenses.

The FHLBs are assessed for the costs of operating the Office of Finance. The Office of Finance allocates its operating and capital expenditures based equally on each FHLB's percentage of capital stock, percentage of Consolidated Obligations issued, and percentage of Consolidated Obligations outstanding.

Assessments.

Affordable Housing Program.  The Bank Act requires each FHLB to establish and fund an Affordable Housing Program ("AHP"), which provides subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low- to moderate-income households. We charge the required funding for AHP to earnings and establish a liability. We make AHP Advances at interest rates below the customary interest rate for non-subsidized Advances. A discount on the AHP Advance and a charge against the AHP liability are recorded for the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP Advance rate and our related cost of funds for comparable maturity funding. The discount on AHP Advances is accreted to Interest Income on Advances using a level-yield methodology over the life of the Advance. As an alternative, we have the authority to make the AHP subsidy available to members as a grant. See Note 14 - Affordable Housing Program for more information.

Resolution Funding Corporation.  We are required to make quarterly payments to Resolution Funding Corporation ("REFCORP") to be used to pay a portion of the interest on bonds that were issued by REFCORP. REFCORP is a corporation established by Congress in 1989 to provide funding for the resolution and disposition of insolvent savings institutions. See Note 15 – Resolution Funding Corporation for more information.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 2 — Recently Adopted and Issued Accounting Guidance

Accounting for Transfers of Financial Assets. On June 12, 2009, the Financial Accounting Standards Board ("FASB") issued guidance that is intended to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement in transferred financial assets. Key provisions of the guidance included: (i) the removal of the concept of qualifying special purpose entities; (ii) the introduction of the concept of a participating interest, in circumstances in which a portion of a financial asset has been transferred; and (iii) the requirement that to qualify for sale accounting, the transferor must evaluate whether it maintains effective control over the transferred financial assets either directly or indirectly. The guidance also requires enhanced disclosures about transfers of financial assets and a transferor's continuing involvement. We implemented this guidance as of January 1, 2010. The implementation did not have a material effect on our financial condition, results of operations or cash flows.

Accounting for the Consolidation of Variable Interest Entities. On June 12, 2009, the FASB issued guidance that is intended to improve financial reporting by enterprises involved with variable interest entities ("VIEs"), by providing more relevant and reliable information to financial statement users. This guidance amends the manner in which entities evaluate whether consolidation is required for VIEs. An entity must first perform a qualitative analysis in determining whether it must consolidate a VIE, and if the qualitative analysis is not determinative, the entity should perform a quantitative analysis. This guidance also requires that an entity continually evaluate VIEs for consolidation, rather than making such an assessment based upon the occurrence of triggering events. Additionally, the guidance requires enhanced disclosures about how an entity's involvement with a VIE affects its financial statements and its exposure to risks. We implemented this guidance as of January 1, 2010. The implementation did not have a material effect on our financial condition, results of operations or cash flows.

Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements. On January 21, 2010, the FASB issued amended guidance for fair value measurements and disclosures. The update requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. Furthermore, this update requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3); clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value; and amends guidance on employers' disclosures about postretirement benefit plan assets to require that those disclosures be provided by classes of assets instead of by major categories of assets. The amended guidance became effective on January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity for Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning on January 1, 2011, and for interim periods within those fiscal years. In the period of initial implementation, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes. We implemented this guidance as of January 1, 2010, with the exception of the required changes noted above related to the rollforward of activity for Level 3 fair value measurements. The implementation resulted in increased financial statement disclosures, but did not have any effect on our financial condition, results of operations or cash flows. See Note 19 – Estimated Fair Values for more information.

Scope Exception Related to Embedded Credit Derivatives. On March 5, 2010, the FASB issued amended guidance to clarify that the only type of embedded credit derivative feature related to the transfer of credit risk that is exempt from derivative bifurcation requirements is one that is in the form of subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination will need to assess those embedded credit derivatives to determine if bifurcation and separate accounting as a derivative is required. Upon adoption, entities are permitted to irrevocably elect the fair value option for any investment in a beneficial interest in a securitized financial asset. Any impairment would be recognized prior to applying the fair value option election. This amended guidance became effective on July 1, 2010, and we implemented this guidance on that date. The implementation of this amended guidance did not have a material effect on our financial condition, results of operations or cash flows.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. On July 21, 2010, the FASB issued amended guidance to enhance disclosures about an entity's allowance for credit losses and the credit quality of its financing receivables. The amended guidance requires all public and nonpublic entities with financing receivables, including loans, lease receivables and other long-term receivables, to provide disclosure of the following: (i) the nature of credit risk inherent in financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (iii) the changes and reasons for those changes in the allowance for credit losses. Both new and existing disclosures must be

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

disaggregated by portfolio segment or class of financing receivable. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. Short-term accounts receivable, receivables measured at fair value or at the lower of cost or fair value, and debt securities are exempt from this amended guidance. The required disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending December 31, 2010. The required disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning January 1, 2011. The implementation of this amended guidance resulted in increased financial statement disclosures, but did not have any effect on our financial condition, results of operations or cash flows. See disclosures under "Allowance for Credit Losses" in Note 1 – Summary of Significant Accounting Policies and Note 10 – Allowance for Credit Losses for more information. On January 19, 2011, the FASB issued guidance to temporarily defer the effective date of disclosures about troubled debt restructurings required by the amended guidance. The effective date for these new disclosures will be coordinated with the effective date of the guidance for determining what constitutes a troubled debt restructuring. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

Note 3 — Cash and Due from Banks

Compensating Balances. We maintain collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions on the withdrawal of funds. The average collected cash balances for the years ended December 31, 2010, and 2009, were approximately $1,072 and $1,022, respectively.

In addition, we maintained average required balances with various Federal Reserve Banks of $5,000 for the years ended December 31, 2010, and 2009. These represent average balances required to be maintained over each 14-day reporting cycle; however, we may use earnings credits on these balances to pay for services received from the Federal Reserve Banks.

Pass-through Deposit Reserves. We act as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. The amount shown as Cash and Due from Banks includes pass-through reserves deposited with the Federal Reserve Banks of $10,034 and $3,420 at December 31, 2010, and 2009.

Note 4 — Securities Purchased Under Agreements to Resell

We periodically hold securities purchased under agreements to resell those securities. These amounts represent short-term loans and are classified as assets in the Statements of Condition. These securities are held in safekeeping in our name by third-party custodians approved by us. If the market value of the underlying securities decreases below the market value required as collateral, then the counterparty must (i) place an equivalent amount of additional securities in safekeeping in our name or (ii) remit an equivalent amount of cash, or the dollar value of the resale agreement will be decreased accordingly.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 5 — Available-for-Sale Securities

Major Security Types. AFS securities include AAA-rated agency debentures issued or guaranteed by Government Sponsored Enterprises ("GSE") but purchased from non-member counterparties. Also included are corporate debentures guaranteed by the Federal Deposit Insurance Corporation ("FDIC") and backed by the full faith and credit of the U.S. government under the Temporary Liquidity Guarantee Program ("TLGP"), as well as private-label residential MBS ("RMBS").  AFS securities were as follows:

		OTTI	Gross	Gross
	Amortized	Recognized	Unrealized	Unrealized	Estimated
December 31, 2010	Cost (1)	in AOCI	Gains	Losses	Fair Value
GSE debentures	$1,771,077	$—	$163,110	$(3,929)	$1,930,258
TLGP debentures	324,193	—	924	—	325,117
Private-label RMBS (2)	1,051,347	(203,839)	135,501	(468)	982,541
Total AFS securities	$3,146,617	$(203,839)	$299,535	$(4,397)	$3,237,916

December 31, 2009
GSE debentures	$1,672,918	$—	$87,796	$—	$1,760,714
TLGP debentures	—	—	—	—	—
Private-label RMBS	—	—	—	—	—
Total AFS securities	$1,672,918	$—	$87,796	$—	$1,760,714

(1)
Amortized cost of AFS securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, OTTI recognized in earnings (credit losses), if applicable, and fair value hedge accounting adjustments, if applicable.

(2)	Represents the amounts related to the OTTI securities that were transferred from HTM to AFS. See Securities Transferred below for more information.

Premiums and Discounts. At December 31, 2010, the amortized cost of our MBS classified as AFS included OTTI credit losses, OTTI-related accretion adjustments, and net purchased premiums totaling $122,173.

The following table details the Net Unrealized Gain (Losses) on AFS Securities.

Net Unrealized Gains (Losses) on AFS Securities	December 31, 2010	December 31, 2009
Gross Unrealized Gains - GSE debentures	$163,110	$87,796
Gross Unrealized Losses - GSE debentures	(3,929)	—
Gross Unrealized Gains - TLGP debentures	924	—
Less: Fair value hedging gain recognized in earnings	164,720	85,656
Net Unrealized Gains (Losses) on AFS Securities recognized in AOCI (before derivative and hedging adjustments)	$(4,615)	$2,140

Unrealized Loss Positions. The following table details impaired AFS securities, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2010.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010	Value	Losses	Value	Losses	Value	Losses (1)
Non-MBS:
GSE debentures	$103,652	$(3,929)	$—	$—	$103,652	$(3,929)
TLGP debentures	—	—	—	—	—	—
Total Non-MBS	103,652	(3,929)	—	—	103,652	(3,929)
Private-label RMBS	—	—	777,955	(75,825)	777,955	(75,825)
Total impaired AFS securities	$103,652	$(3,929)	$777,955	$(75,825)	$881,607	$(79,754)

(1)	As a result of OTTI accounting guidance, the total unrealized losses on private-label RMBS will not agree to the gross unrealized losses on private-label RMBS in the major security types table above.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

There were no AFS securities in an unrealized loss position as of December 31, 2009.

Redemption Terms. The amortized cost and estimated fair value of AFS securities by contractual maturity are detailed below.

	December 31, 2010		December 31, 2009
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	324,193	325,117	—	—
Due after five years through ten years	1,771,077	1,930,258	1,672,918	1,760,714
Due after ten years	—	—	—	—
Total Non-MBS	2,095,270	2,255,375	1,672,918	1,760,714
Total MBS	1,051,347	982,541	—	—
Total AFS securities	$3,146,617	$3,237,916	$1,672,918	$1,760,714

Interest-Rate Payment Terms. The interest-rate payment terms for AFS securities are detailed below, at amortized cost.

Interest-Rate Payment Terms	December 31, 2010	December 31, 2009
Non-MBS:
Fixed-rate	$2,095,270	$1,672,918
Variable-rate	—	—
Total Non-MBS	2,095,270	1,672,918
MBS:
Fixed-rate	382,547	—
Variable-rate	668,800	—
Total MBS	1,051,347	—
Total AFS securities, at amortized cost	$3,146,617	1,672,918

At December 31, 2010, and 2009, 84.6% and 100%, respectively, of our fixed-rate AFS were swapped to a floating rate.

Securities Transferred. In the fourth quarter of 2010, we transferred 23 private-label RMBS from HTM to AFS due to management's change in intent to no longer necessarily hold these securities to maturity resulting from a significant deterioration in the creditworthiness of the issuers and other factors. All 23 securities had an OTTI credit loss during 2010, and exhibited other forms of deterioration in creditworthiness throughout the year. At the time of transfer, these securities had an unpaid principal balance of $1,237,826 and a net book value (i.e., amortized cost net of non-credit losses) of $880,960. We sold one of these AFS securities in the fourth quarter of 2010, as described below. The transfer of the remaining 22 securities occurred subsequent to the transfer and sale of that security. Even though the remaining 22 securities are now AFS, as of December 31, 2010, we had no intention to sell these securities, nor are we under any requirement to do so.

Realized Gains and Losses.  We recorded proceeds from the sale of one AFS security of $48,268 during the fourth quarter of 2010. As a result of previously recognizing OTTI credit losses of $18,433, we realized a net gain on the sale of that security of $2,396. There were no sales of AFS securities during the years ended December 31, 2009, and 2008.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 6 — Held-to-Maturity Securities

Major Security Types. HTM securities consist primarily of MBS, ABS, and TLGP debentures.  Our MBS include RMBS and our ABS include both manufactured housing and home equity loans.  Our MBS and ABS include private-label securities, 23 of which were transferred from HTM to AFS as discussed in Note 5 - Available-for-Sale Securities. Our HTM securities also include state or local housing finance agency obligations, and agency debentures issued by GSEs. Our HTM securities, along with the impact of OTTI, of which a portion is reported in AOCI, were as follows.

				Gross	Gross
		OTTI		Unrecognized	Unrecognized	Estimated
	Amortized	Recognized	Carrying	Holding	Holding	Fair
December 31, 2010	Cost (1)	In AOCI	Value (2)	Gains (3)	Losses (3)	Value
Non-MBS and ABS:
GSE debentures	$294,121	$—	$294,121	$300	$(214)	$294,207
State or local housing finance agency obligations	—	—	—	—	—	—
TLGP debentures	2,065,994	—	2,065,994	4,530	(3)	2,070,521
Total Non-MBS and ABS	2,360,115	—	2,360,115	4,830	(217)	2,364,728
MBS and ABS:
Other U.S. Obligations -guaranteed RMBS	2,326,958	—	2,326,958	31,773	(7,849)	2,350,882
GSE RMBS	3,044,129	—	3,044,129	53,049	(24,933)	3,072,245
Private-label RMBS	725,493	(7,056)	718,437	5,665	(18,277)	705,825
Private-label ABS	22,188	—	22,188	—	(2,477)	19,711
Total MBS and ABS	6,118,768	(7,056)	6,111,712	90,487	(53,536)	6,148,663
Total HTM securities	$8,478,883	$(7,056)	$8,471,827	$95,317	$(53,753)	$8,513,391

December 31, 2009
Non-MBS and ABS:
GSE debentures	$125,893	$—	$125,893	$446	$—	$126,339
State or local housing finance agency obligations	260	—	260	—	—	260
TLGP debentures	2,067,311	—	2,067,311	8,407	(26)	2,075,692
Total Non-MBS and ABS	2,193,464	—	2,193,464	8,853	(26)	2,202,291
MBS and ABS:
Other U.S. Obligations -guaranteed RMBS	865,160	—	865,160	164	(7,965)	857,359
GSE RMBS	2,136,381	—	2,136,381	58,880	(2,985)	2,192,276
Private-label RMBS	2,805,348	(324,041)	2,481,307	56,915	(116,891)	2,421,331
Private-label ABS	24,839	—	24,839	—	(7,614)	17,225
Total MBS and ABS	5,831,728	(324,041)	5,507,687	115,959	(135,455)	5,488,191
Total HTM securities	$8,025,192	$(324,041)	$7,701,151	$124,812	$(135,481)	$7,690,482

(1)	Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and, if applicable, OTTI recognized in earnings (credit losses).
(2)	Carrying value of HTM securities represents amortized cost after adjustment for non-credit related impairment recognized in AOCI.
(3)	Gross unrecognized holding gains (losses) represent the difference between estimated fair value and carrying value.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Premiums and Discounts. The following table details the net (discounts) premiums included in the amortized cost of our HTM securities:

Net (Discounts) Premiums	December 31, 2010	December 31, 2009
Non-MBS and ABS:
Net purchased premiums	$2,150	$4,239
Total Non-MBS and ABS	2,150	4,239
MBS and ABS:
Net purchased premiums	62,503	32,190
OTTI related credit losses	(1,143)	(60,291)
OTTI related accretion adjustments	34	(1,533)
Other - net discounts reclassified into credit losses	(393)	(5,142)
Total MBS and ABS	61,001	(34,776)
Total HTM securities, net (discounts) premiums included in amortized cost	$63,151	$(30,537)

Unrealized Loss Positions. The following tables detail impaired HTM securities, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2010, and 2009.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010	Value	Losses	Value	Losses	Value	Losses (1)
Non-MBS and ABS:
GSE debentures	$168,779	$(214)	$—	$—	$168,779	$(214)
TLGP debentures	68,764	(3)	—	—	68,764	(3)
Total Non-MBS and ABS	237,543	(217)	—	—	237,543	(217)
MBS and ABS:
Other U.S. Obligations - guaranteed RMBS	994,667	(7,849)	—	—	994,667	(7,849)
GSE RMBS	1,034,990	(24,933)	—	—	1,034,990	(24,933)
Private-label RMBS	51,012	(223)	546,135	(20,466)	597,147	(20,689)
Private-label ABS	—	—	19,711	(2,477)	19,711	(2,477)
Total MBS and ABS	2,080,669	(33,005)	565,846	(22,943)	2,646,515	(55,948)
Total impaired HTM securities	$2,318,212	$(33,222)	$565,846	$(22,943)	$2,884,058	$(56,165)

December 31, 2009
Non-MBS and ABS:
GSE debentures	$—	$—	$—	$—	$—	$—
TLGP debentures	46,263	(26)	—	—	46,263	(26)
Total Non-MBS and ABS	46,263	(26)	—	—	46,263	(26)
MBS and ABS:
Other U.S. Obligations - guaranteed RMBS	746,222	(7,965)	—	—	746,222	(7,965)
GSE RMBS	280,660	(2,985)	—	—	280,660	(2,985)
Private-label RMBS	—	—	2,421,331	(384,017)	2,421,331	(384,017)
Private-label ABS	—	—	17,225	(7,614)	17,225	(7,614)
Total MBS and ABS	1,026,882	(10,950)	2,438,556	(391,631)	3,465,438	(402,581)
Total impaired HTM securities	$1,073,145	$(10,976)	$2,438,556	$(391,631)	$3,511,701	$(402,607)

(1)
As a result of OTTI accounting guidance, the total unrealized losses on private-label RMBS will not agree to the gross unrecognized holding losses on private-label RMBS in the major security types table above.

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

	December 31, 2010			December 31, 2009
			Estimated			Estimated
	Amortized	Carrying	Fair	Amortized	Carrying	Fair
Year of Contractual Maturity	Cost (1)	Value (1)	Value	Cost (1)	Value (1)	Value
Non-MBS and ABS:
Due in one year or less	$306,826	$306,826	$307,306	$—	$—	$—
Due after one year through five years	2,053,289	2,053,289	2,057,422	2,193,204	2,193,204	2,202,031
Due after five years through ten years	—	—	—	—	—	—
Due after ten years	—	—	—	260	260	260
Total Non-MBS and ABS	2,360,115	2,360,115	2,364,728	2,193,464	2,193,464	2,202,291
Total MBS and ABS	6,118,768	6,111,712	6,148,663	5,831,728	5,507,687	5,488,191
Total HTM securities	$8,478,883	$8,471,827	$8,513,391	$8,025,192	$7,701,151	$7,690,482

(1)	Carrying value of HTM securities represents amortized cost after adjustment for non-credit related impairment recognized in AOCI.

Interest-Rate Payment Terms. The interest-rate payment terms for HTM securities are detailed below, at amortized cost:

Interest-Rate Payment Terms	December 31, 2010	December 31, 2009
Non-MBS and ABS:
Fixed-rate	$25,128	$26,153
Variable-rate	2,334,987	2,167,311
Total Non-MBS and ABS	2,360,115	2,193,464
MBS and ABS:
Fixed-rate	4,144,344	4,061,578
Variable-rate	1,974,424	1,770,150
Total MBS and ABS	6,118,768	5,831,728
Total HTM securities, at amortized cost	$8,478,883	$8,025,192

Realized Gains and Losses.  There were no sales of HTM securities during the years ended December 31, 2010, or 2009.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 7 — Other-Than-Temporary Impairment Analysis

We evaluate our individual AFS and HTM securities that are in an unrealized loss position for OTTI on a quarterly basis. As part of our evaluation, we consider our intent to sell each of these securities and whether it is more likely than not that we will be required to sell the security before its anticipated recovery. For those securities that meet neither of these conditions, we perform an analysis to determine whether we expect to recover the entire amortized cost basis of the security.

OTTI Evaluation Process and Results - Private-label RMBS and ABS.

To ensure consistency in the determination of OTTI for private-label RMBS and ABS (including manufactured housing and home equity ABS) among all FHLBs, the FHLBs enhanced the overall OTTI process in 2009 by implementing a system-wide governance committee and establishing a formal process to determine the key OTTI modeling assumptions used for purposes of our cash flow analyses for substantially all of these securities. We select all of our private-label RMBS and ABS to be evaluated using the FHLBs' common framework and approved assumptions. For certain private-label RMBS and ABS for which underlying collateral data is not readily available, alternative procedures as determined by each FHLB are used to evaluate these securities for OTTI (one manufactured housing investment, representing an unpaid principal balance of $19,014 at December 31, 2010, for us).

Our evaluation includes estimating the cash flows that we are likely to collect based on an assessment of the structure of each security and certain assumptions such as:

•	the remaining payment terms for the security;

•	prepayment speeds and default rates;

•	loss severity on the collateral supporting our security based on underlying loan-level borrower and loan characteristics;

•	expected housing price changes; and

•	interest-rate assumptions.

Our cash flow analysis uses two third-party models. The first third-party model considers borrower characteristics and the particular attributes of the loans underlying our securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant modeling assumption in the first model is the forecast of future housing price changes for the relevant states and core based statistical areas ("CBSA"), which are based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. Our housing price forecast assumes CBSA level current-to-trough home price declines ranging from 1% to 10% over the 3- to 9-month period beginning October 1, 2010. Thereafter, home prices are projected to recover using one of five different recovery paths that vary by housing market.  Under those recovery paths, home prices are projected to increase within a range of 0% to 2.8% in the first year, 0% to 3.0% in the second year, 1.5% to 4.0% in the third year, 2.0% to 5.0% in the fourth year, 2.0% to 6.0% in each of the fifth and sixth years, and 2.3% to 5.6% in each subsequent year.

The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults, and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and therefore the results of these models can vary significantly with changes in assumptions and expectations. The projected cash flows based on the model approach described above reflect the most reasonable estimate and include a base case current-to-trough housing price forecast and base case housing price recovery path described in the prior paragraph.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

If our evaluation results in a present value of expected cash flows (discounted at the security's effective yield) that is less than the amortized cost basis of a security (i.e., a credit loss exists), an OTTI is considered to have occurred. For variable rate and hybrid private-label RMBS, we use the effective interest rate derived from a variable-rate index (e.g., London Interbank Offered Rate ("LIBOR")) plus the contractual spread, plus or minus a fixed spread adjustment when there is an existing discount or premium on the security. As the implied forward curve of the index changes over time, the effective interest rates derived from that index will also change over time.

For those securities for which an OTTI was determined to have occurred in any quarter during the year ended December 31, 2010, the following table presents the significant modeling assumptions used to determine the amount of credit loss recognized in earnings during this period as well as the related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. The calculated averages represent the dollar-weighted averages of the private-label RMBS in each category shown. The classification (prime or Alt-A) is based on the model used to estimate the cash flows for the security, which may not be the same as the classification at the time of origination.

	Significant Modeling Assumptions (1) for OTTI private-label RMBS						Current Credit
	Prepayment Rates		Default Rates		Loss Severities		Enhancement
	Weighted		Weighted		Weighted		Weighted
	Average	Range	Average	Range	Average	Range	Average	Range
Year of Securitization	%	%	%	%	%	%	%	%
Prime:
2007	7.4	5.8 - 8.5	47.0	28.9 - 61.4	48.2	40.3 - 54.3	5.8	1.3 - 11.6
2006	8.0	5.5 - 11.4	23.7	14.6 - 34.1	36.3	34.7 - 37.7	5.3	3.8 - 8.7
2005	10.6	8.3 - 11.8	35.3	26.6 - 45.3	40.2	35.6 - 46.5	9.2	5.8 - 10.4
Total Prime	8.6	5.5 - 11.8	39.1	14.6 - 61.4	43.5	34.7 - 54.3	6.9	1.3 - 11.6
Alt-A:
2006	16.2	16.2 - 16.2	24.9	24.9 - 24.9	41.9	41.9 - 41.9	4.4	4.4 - 4.4
2005	10.8	8.9 - 16.2	40.4	28.5 - 44.6	40.2	35.9 - 41.8	4.3	4.2 - 4.3
Total Alt-A	12.8	8.9 - 16.2	34.8	24.9 - 44.6	40.9	35.9 - 41.9	4.3	4.2 - 4.4
Total OTTI private-label RMBS	8.9	5.5 - 16.2	38.9	14.6 - 61.4	43.3	34.7 - 54.3	6.8	1.3 - 11.6

(1)	For the quarter in which the last OTTI was recorded.

Results of OTTI Evaluation Process - Private-label RMBS and ABS. As a result of our evaluations, during the years ended December 31, 2010, and 2009, we recognized OTTI credit losses on 23 and 21 private-label RMBS, respectively, after we determined that it was likely that we would not recover the entire amortized cost of each of these securities.

The table below details the credit losses and net OTTI reclassified to (from) OCI for the years ended December 31, 2010, and 2009.  Securities are classified based on the classification by the Nationally Recognized Statistical Rating Organizations ("NRSROs") upon issuance.

	OTTI	Net OTTI	Total
	Related to	Reclassified	OTTI
For the Year Ended December 31, 2010	Credit Loss	to (from) OCI	Losses
Private-label RMBS - prime	$67,539	$(46,128)	$21,411
Private-label RMBS - Alt-A	2,262	222	2,484
Total OTTI securities	$69,801	$(45,906)	$23,895

For the Year Ended December 31, 2009
Private-label RMBS - prime	$57,156	$341,000	$398,156
Private-label RMBS - Alt-A	3,135	11,440	14,575
Total OTTI securities	$60,291	$352,440	$412,731

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

For certain OTTI securities that were previously impaired and subsequently incurred $68,364 and $22,140 of additional credit losses for the years ended December 31, 2010, and 2009, respectively, amounts equal to those losses, up to each security's respective amount in AOCI, were reclassified out of non-credit losses in AOCI. For the years ended December 31, 2010, and 2009, we accreted $54,820 and $28,399, respectively, of non-credit impairment from AOCI to the carrying value of HTM securities. For the years ended December 31, 2010, and 2009, we accreted $4,495 and $1,533, respectively, of credit impairment included in the amortized cost of private-label RMBS to Net Interest Income.

The following table details a rollforward of the cumulative credit losses recognized in Other Income (Loss). The rollforward excludes the portion of OTTI losses that were recognized in OCI.

Credit Loss Rollfoward	2010	2009
Balance at Beginning of Year	$60,291	$—
Additions:
Credit losses for which OTTI was not previously recognized	4,243	60,291
Additional credit losses for which OTTI was previously recognized	65,558	—
Reductions:
Credit losses on securities sold, matured, paid down or prepaid	(18,433)	—
Increases in cash flows expected to be collected, recognized over the remaining life of the securities	(912)	—
Balance at End of Year	$110,747	$60,291

The following table presents the December 31, 2010, balances and classifications of the securities with OTTI charges during the year ended December 31, 2010. The table also details the balances and classifications of our securities for which an OTTI loss has been recognized during the life of the securities, which represents securities impaired prior to 2010, as well as during 2010. We classify private-label MBS as prime, Alt-A or subprime based on the classification by the NRSROs upon issuance of the MBS.

	December 31, 2010
	HTM Securities				AFS Securities
	Unpaid			Estimated	Unpaid		Estimated
	Principal	Amortized	Carrying	Fair	Principal	Amortized	Fair
OTTI During 2010	Balance	Cost	Value	Value	Balance	Cost	Value
Private-label RMBS - prime	$—	$—	$—	$—	$1,120,505	$1,004,254	$942,999
Private-label RMBS - Alt-A	—	—	—	—	53,016	47,093	39,542
Total OTTI securities	$—	$—	$—	$—	$1,173,521	$1,051,347	$982,541

OTTI Life-to-Date
Private-label RMBS - prime	$43,847	$42,345	$35,289	$40,174	$1,120,505	$1,004,254	$942,999
Private-label RMBS - Alt-A	—	—	—	—	53,016	47,093	39,542
Total OTTI securities	$43,847	$42,345	$35,289	$40,174	$1,173,521	$1,051,347	$982,541
Total MBS and ABS		$6,118,768	$6,111,712	$6,148,663		$1,051,347	$982,541
Total securities		$8,478,883	$8,471,827	$8,513,391		$3,146,617	$3,237,916

OTTI Evaluation Process and Results - All Other AFS and HTM Securities.

The remainder of our AFS and HTM securities have experienced net unrealized losses and a decrease in fair value due to illiquidity in the marketplace and credit deterioration in the U.S. mortgage markets. However, the decline is considered temporary as we expect to recover the entire amortized cost basis on the remaining AFS and HTM securities in unrealized loss positions and neither intend to sell these securities nor consider it more likely than not (i.e., likely) that we will be required to sell these securities before our anticipated recovery of each security's remaining amortized cost basis.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Other U.S. Obligations, GSE and TLGP Securities. For other U.S. obligations, non-MBS and MBS GSEs, and TLGP securities, we determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect us from losses based on current expectations. As a result, we have determined that, as of December 31, 2010, all of these gross unrealized losses are temporary.

Note 8 — Advances

We offer a wide range of fixed- and variable-rate Advance products with different maturities, interest rates, payment characteristics and optionality. Fixed-rate Advances generally have maturities ranging from one day to 30 years. Variable-rate Advances generally have maturities ranging from less than 30 days to 10 years, for which the interest rates reset periodically at a fixed spread to LIBOR or other specified index. At December 31, 2010, and 2009, we had Advances (secured loans) outstanding, including AHP Advances (see Note 14 – Affordable Housing Program), with interest rates ranging from 0.16% to 8.34% as summarized below.

	December 31, 2010		December 31, 2009
Year of Contractual Maturity	Amount	WAIR (1) %	Amount	WAIR (1) %
Overdrawn demand and overnight deposit accounts	$1,394	2.50	$—	—
Due in 1 year or less	2,850,291	2.81	5,045,723	3.65
Due after 1 year through 2 years	1,784,681	3.29	2,842,987	4.13
Due after 2 years through 3 years	2,646,696	3.52	4,152,585	4.01
Due after 3 years through 4 years	1,394,515	3.09	2,495,969	3.70
Due after 4 years through 5 years	2,565,321	3.66	1,003,680	3.57
Thereafter	6,394,940	2.44	6,168,969	2.81
Total Advances, par value	17,637,838	2.98	21,709,913	3.55
Unamortized discount on AHP Advances	(104)		(156)
Unamortized discount on Advances	(880)		(243)
Hedging adjustments	489,180		724,297
Unamortized deferred prepayment fees	149,330		9,093
Total Advances	$18,275,364		$22,442,904

(1)	Weighted Average Interest Rate.

We offer Advances to members that provide a member the right, based upon predetermined option exercise dates, to call the Advance prior to maturity without incurring prepayment or termination fees (callable Advances). In exchange for receiving the right to call the Advance on a predetermined call schedule, the member pays a higher fixed rate for the Advance relative to an equivalent maturity, non-callable, fixed-rate Advance. If the call option is exercised, replacement funding may be available. Borrowers typically exercise their call options for fixed-rate Advances when interest rates decline or for adjustable-rate Advances when spreads change. Other Advances may only be prepaid by paying a fee (prepayment fee) that makes us financially indifferent to the prepayment of the Advance. At December 31, 2010, and December 31, 2009, we had callable Advances of $3,610,325 and $3,494,781, respectively.

We offer putable and convertible Advances which contain embedded options. With a putable Advance to a member, we effectively purchase a put option from the member that allows us to put or extinguish the fixed-rate Advance on predetermined exercise dates, and offer, subject to certain conditions, replacement funding at prevailing market rates. Generally, such put options are exercised when interest rates increase. At December 31, 2010, and December 31, 2009, we had putable Advances outstanding totaling $2,136,950 and $5,240,500, respectively.

Convertible Advances allow us to convert an Advance from one interest-payment term structure to another. We had no convertible Advances at December 31, 2010, and 2009.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table details Advances by the earlier of the year of contractual maturity or next call date and next put date:

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Put Date
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009
Overdrawn demand and overnight deposit accounts	$1,394	$—	$1,394	$—
Due in 1 year or less	4,301,641	6,478,573	3,725,041	8,075,673
Due after 1 year through 2 years	2,684,681	2,732,487	1,561,681	2,763,487
Due after 2 years through 3 years	2,606,696	5,027,585	2,513,946	2,034,385
Due after 3 years through 4 years	1,347,515	2,495,969	1,341,515	2,232,719
Due after 4 years through 5 years	2,480,321	976,680	2,343,821	950,680
Thereafter	4,215,590	3,998,619	6,150,440	5,652,969
Total Advances, par value	$17,637,838	$21,709,913	$17,637,838	$21,709,913

The following table details interest-rate payment terms for Advances:

Interest-Rate Payment Terms	December 31, 2010	December 31, 2009
Fixed-rate
Due in one year or less	$2,143,534	$4,476,622
Due after one year	11,619,903	13,497,940
Total fixed-rate	13,763,437	17,974,562
Variable-rate
Due in one year or less	708,151	569,101
Due after one year	3,166,250	3,166,250
Total variable-rate	3,874,401	3,735,351
Total Advances, par value	$17,637,838	$21,709,913

At December 31, 2010, and 2009, 78.8% and 76.4%, respectively, of our fixed-rate Advances were swapped to a floating rate, and 0.3% and 0.0%, respectively, of our variable-rate Advances were swapped to a different variable rate index.

Prepayment Fees. When a borrower prepays an Advance, which generally occurs when interest rates decline (fixed-rate Advances) or spreads change (variable-rate Advances), we could suffer lower future income if the principal portion of the prepaid Advance is reinvested in lower-yielding assets that continue to be funded by higher-costing debt. To protect against this risk, we generally charge a prepayment fee that makes us financially indifferent to a borrower's decision to prepay an Advance. We record prepayment fees received from borrowers on prepaid Advances net of any associated hedging basis adjustments on those Advances. These fees are reflected in the Statements of Income as Interest Income either immediately (as Prepayment Fees on Advances) or over time (as Interest Income on Advances) as further described below. Gross Advance prepayment fees received from borrowers (i.e., excluding any associated hedging basis adjustments) were $46,164, $39,930, and $773 during the years ended 2010, 2009, and 2008, respectively. In cases in which we fund a new Advance concurrent with or within a short period of time before or after the prepayment of an existing Advance and the Advance meets the accounting criteria to qualify as a modification of the prepaid Advance, the net prepayment fee on the prepaid Advance is deferred, recorded in the basis of the modified Advance, and amortized into Interest Income over the life of the modified Advance using the level-yield method. We deferred $152,139, $3,648, and $0 of the gross Advance prepayment fees during the years ended 2010, 2009, and 2008, respectively, to be recognized in Interest Income in the future.

Credit Risk Exposure and Security Terms.  We lend to financial institutions involved in housing finance within our district according to Federal statutes, including the Bank Act. The Bank Act requires each FHLB to hold, or have access to, collateral to secure its Advances.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

At December 31, 2010, and 2009, we had $5.5 billion and $8.4 billion, respectively, of Advances outstanding that were greater than or equal to $1 billion for a single borrower. These Advances were made to two and four borrowers, respectively, representing 31.1% and 38.6%, respectively, of total Advances outstanding. At December 31, 2010, and 2009, we held $10.9 billion and $17.2 billion unpaid principal balance of collateral, respectively, to cover the Advances to these institutions.

We have the policies and procedures in place to appropriately manage credit risk. Such policies and procedures include requirements for physical possession or control of pledged collateral, restrictions on borrowing, verifications of collateral and continuous monitoring of borrowings and the borrower's financial condition and creditworthiness. We expect to collect all amounts due according to the contractual terms of our Advances, based on the collateral pledged to us as security for Advances, our credit analyses of our members' financial condition and our credit extension and collateral policies. For information related to our credit risk on Advances and allowance for credit losses, see Note 10 – Allowance for Credit Losses.

Note 9 — Mortgage Loans Held for Portfolio

Through the MPP, we hold mortgage loans that are purchased from PFIs. These loans are primarily serviced by PFIs or an approved mortgage servicer.  These mortgage loans are credit-enhanced as described below or guaranteed or insured by Federal agencies.

The following tables detail information on Mortgage Loans Held for Portfolio:

Mortgage Loans Held for Portfolio by Term	December 31, 2010	December 31, 2009
Fixed-rate medium-term (1) mortgages	$928,797	$1,068,593
Fixed-rate long-term (2) mortgages	5,735,744	6,188,534
Total Mortgage Loans Held for Portfolio, unpaid principal balance	6,664,541	7,257,127
Unamortized premiums	61,181	39,907
Unamortized discounts	(30,592)	(36,062)
Hedging adjustments	7,946	10,923
Allowance for credit losses, net	(500)	—
Total Mortgage Loans Held for Portfolio	$6,702,576	$7,271,895

(1)	Medium-term is defined as an original term of 15 years or less.
(2)	Long-term is defined as an original term greater than 15 years.

Mortgage Loans Held for Portfolio by Type	December 31, 2010	December 31, 2009
Conventional	$5,653,969	$6,667,919
Federal Housing Administration ("FHA")	1,010,572	589,208
Total Mortgage Loans Held for Portfolio, unpaid principal balance	$6,664,541	$7,257,127

The conventional mortgage loans under the MPP are supported by some combination of primary mortgage insurance ("PMI"), SMI, and the LRA, in addition to the associated property as collateral.  The LRA is funded either up front as a reduction to the purchase proceeds or through a portion of the net interest remitted monthly by the member.  The LRA funds, to the extent available, are used to offset any losses that may occur.  Where applicable, a portion of the periodic interest payments on the loans is used to pay the premium on SMI.  When a credit loss occurs on an MPP pool, the accumulated LRA for that pool is used to cover the credit loss in excess of homeowners' equity and PMI until the LRA is exhausted.  After the LRA is exhausted, pools covered by SMI are protected against credit losses down to approximately 50% of the property's original value subject to, in certain cases, an aggregate stop-loss provision in the SMI policy.  LRA funds not used are returned to the member (or to the group of members participating in an aggregate MPP pool) over time. In November 2010, the Bank began offering an MPP replacement product (MPP Advantage), which eliminated the SMI policy coverage and replaced it with a supplemental LRA account.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table details the changes in the LRA:

LRA Activity	2010	2009
Balance of LRA at beginning of year	$23,754	$21,892
Additions	4,738	5,352
Claims	(6,526)	(2,193)
Scheduled distributions	(825)	(1,297)
Balance of LRA at end of year	$21,141	$23,754

For information related to our credit risk on mortgage loans and allowance for credit losses, see Note 10 – Allowance for Credit Losses.

Note 10 — Allowance for Credit Losses

We have established an allowance methodology for each of our portfolio segments: credit products; government-guaranteed or insured Mortgage Loans Held for Portfolio; conventional Mortgage Loans Held for Portfolio; term securities purchased under agreements to resell; and term federal funds sold.

Credit Products.

We manage our credit exposure to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower's financial condition and is coupled with conservative collateral/lending policies to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, we lend to our members in accordance with federal statutes and Finance Agency regulations. Specifically, we comply with the Bank Act, which requires we obtain sufficient collateral to fully secure credit products. The estimated value of the collateral required to secure each member's credit products is calculated by applying collateral discounts, or haircuts, to the value of the collateral. We accept certain investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. In addition, certain members that qualify as community financial institutions are eligible to utilize expanded statutory collateral provisions for small business and agriculture loans. Our capital stock owned by our members is also pledged as collateral. Collateral arrangements may vary depending upon borrower credit quality, financial condition and performance; borrowing capacity; and overall credit exposure to the borrower. We can call for additional or substitute collateral to protect our security interest. We believe that these policies effectively manage our respective credit risk from credit products.

Based upon the financial condition of the member, we either allow a member to retain physical possession of the collateral assigned to it, or require the member to specifically assign or place physical possession of the collateral with us or our safekeeping agent. We perfect our security interest in all pledged collateral. The Bank Act affords any security interest granted to us by a member priority over the claims or rights of any other party except for claims or rights of a third party that would be entitled to priority under otherwise applicable law and are held by a bona fide purchaser for value or by a secured party holding a prior perfected security interest. We also perfect our security interest in the collateral by filing Uniform Commercial Code financing statements with the appropriate governmental authorities against all member borrowers and any affiliates that also provide collateral for a member, except in some cases when collateral is otherwise perfected through physical possession.
Using a risk-based approach, we consider the quality of the collateral pledged and the borrower's financial condition to be indicators of credit quality on the borrower's credit products. At December 31, 2010, and 2009, we had rights to collateral on a member-by-member basis with an estimated value in excess of our outstanding extensions of credit.

At December 31, 2010, and 2009, we did not have any credit products that were past due, on non-accrual status, or considered impaired. In addition, there were no troubled debt restructurings related to credit products during 2010, and 2009.

Based upon the collateral held as security, our credit extension and collateral policies, our credit analysis and the repayment history on credit products, we have determined that there were no probable credit losses on credit products for the years ended December 31, 2010, 2009, and 2008. Accordingly, we have not recorded any allowance for credit losses at December 31, 2010, and 2009, nor was a liability recorded to reflect an allowance for credit losses for off-balance sheet credit exposures as of December 31, 2010, or 2009. For additional information on off-balance sheet credit exposure, see Note 20 – Commitments and Contingencies.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Mortgage Loans – Government-guaranteed or Insured.

We invest in government-guaranteed or insured fixed-rate mortgage loans, which are secured by one-to-four family residential properties and insured or guaranteed by the FHA. Any losses from such loans are expected to be recovered. Any losses from such loans that are not recovered are absorbed by the servicers. Therefore, there is no allowance for loan losses on government-guaranteed or insured mortgage loans.

Mortgage Loans – Conventional.

The allowance for conventional loans is determined by analyses that include consideration of various data observations such as past performance, current performance, loan portfolio characteristics, collateral-related characteristics, industry data, and prevailing economic conditions. The measurement of the allowance for loan losses consists of reviewing homogeneous pools of residential mortgage loans.

Our allowance for loan losses factors in the credit enhancements associated with conventional mortgage loans under the MPP. Specifically, the determination of the allowance generally factors in PMI, SMI, and LRA, including pooled LRA for those members participating in an aggregate MPP pool. Any incurred losses that would be recovered from the credit enhancements are not reserved as part of our allowance for loan losses.

Collectively Evaluated Mortgage Loans. Our credit risk analysis includes collectively evaluating conventional loans for impairment within each pool purchased under the MPP. This credit risk analysis considers MPP pool-specific attribute data, estimated liquidation value of real estate collateral held, estimated costs associated with maintaining and disposing of the collateral, and incorporates credit enhancements.

Rollforward of Allowance for Loan Losses on Mortgage Loans. As of December 31, 2010, we determined that an allowance for loan losses of $500 should be established for our conventional mortgage loans collectively evaluated for impairment. We did not have any allowance for loan losses as of December 31, 2009.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans (movement of loans through the various stages of delinquency), non-accrual loans, loans in process of foreclosure, and impaired loans. The table below summarizes our key credit quality indicators for mortgage loans at December 31, 2010:

Credit Quality Indicators	December 31, 2010
Mortgage Loans Held for Portfolio	Conventional Loans	FHA Loans	Total
Past due 30-59 days delinquent	$87,520	$39,155	$126,675
Past due 60-89 days delinquent	30,568	5,819	36,387
Past due 90 days or more delinquent	127,449	914	128,363
Total past due	245,537	45,888	291,425
Total current loans	5,445,115	994,744	6,439,859
Total mortgage loans, recorded investment (1)	5,690,652	1,040,632	6,731,284
Unamortized premiums and discounts	(5,732)	(24,857)	(30,589)
Hedging adjustments	(6,701)	(1,245)	(7,946)
Accrued interest receivable	(24,250)	(3,958)	(28,208)
Total Mortgage Loans Held for Portfolio, unpaid principal balance	$5,653,969	$1,010,572	$6,664,541

Other delinquency statistics
In process of foreclosure, included above (2)	$85,803	$—	$85,803
Serious delinquency rate (3)	2.24%	0.09%	1.91%
Past due 90 days or more still accruing interest	$127,449	$914	$128,363
Loans on non-accrual status	—	—	—
Troubled debt restructurings	—	—	—

(1)
The recorded investment in a loan is the unpaid principal balance of the loan, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts and direct write-downs. The recorded investment is not net of any valuation allowance.

(2)
Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported. Loans in process of foreclosure are included in past due categories depending on their delinquency status.

(3)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total loan portfolio class recorded investment.

The table below summarizes our key credit quality indicators for mortgage loans at December 31, 2009:

Credit Quality Indicators	December 31, 2009
Mortgage Loans Held for Portfolio, net	$7,271,895
Unpaid principal balance of non-accrual mortgage loans held for portfolio	—
Unpaid principal balance of mortgage loans held for portfolio past due 30-89 days and still accruing interest	169,135
Unpaid principal balance of mortgage loans held for portfolio past due 90 days or more and not in process of foreclosure, still accruing interest	124,325
Unpaid principal balance of loans in process of foreclosure	58,290

Term Securities Purchased Under Agreements to Resell and Term Federal Funds Sold.

Securities Purchased Under Agreements to Resell are considered collateralized financing arrangements and effectively represent short-term loans with highly rated counterparties. As discussed in Note 4 – Securities Purchased Under Agreements to Resell, the terms of these loans are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, or the dollar value of the resale agreement will be decreased accordingly. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement will be charged to earnings. Based upon the collateral held as security, we determined that no allowance for credit losses was needed for the Securities Purchased Under Agreements to Resell at December 31, 2010, and 2009.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

We invest in Federal Funds Sold with highly rated counterparties and only evaluate for purposes of an allowance for credit losses if the investment is not repaid when due. All investments in Federal Funds Sold as of December 31, 2010, and 2009, were repaid according to the contractual terms.

Note 11 — Derivative and Hedging Activities

Nature of Business Activity.

We are exposed to interest-rate risk primarily from the effect of interest rate changes on our interest-earning assets and our funding sources that finance these assets. The goal of our interest-rate risk management strategies is not to eliminate interest-rate risk, but to manage it within appropriate limits. To mitigate the risk of loss, we have established policies and procedures, which include guidelines on the amount of exposure to interest rate changes we are willing to accept. In addition, we monitor the risk to our interest income, net interest margin and average maturity of interest-earning assets and funding sources.

The use of derivatives is an integral part of our financial management strategy. Consistent with Finance Agency regulation, we enter into derivatives to (i) manage the interest-rate risk exposures inherent in our otherwise unhedged assets and funding positions, (ii) achieve our risk management objectives, and (iii) act as an intermediary between our members and counterparties. Finance Agency regulation and our risk management policy prohibit trading in or the speculative use of these derivative instruments and limit credit risk arising from these instruments.

The most common ways in which we use derivatives are to:

•	reduce funding costs by combining a derivative with a Consolidated Obligation as the cost of a combined funding structure can be lower than the cost of a comparable CO Bond;

•	reduce the interest-rate sensitivity and repricing gaps of assets and liabilities;

•
preserve a favorable interest-rate spread between the yield of an asset (e.g., an Advance) and the cost of the related liability (e.g., the CO Bond used to fund the Advance). Without the use of derivatives, this interest-rate spread could be reduced or eliminated when a change in the interest rate on the Advance does not match a change in the interest rate on the bond;

•	mitigate the adverse earnings effects of the shortening or extension of certain assets (e.g., Advances or mortgage assets) and liabilities;

•	protect the value of existing asset or liability positions or of forecasted transactions;

•	manage embedded options in assets and liabilities; and

•	manage our overall asset/liability structure.

Application of Derivatives.

Derivatives may be designated as follows:

(i)	as a fair-value or cash-flow hedge of an associated financial instrument, a firm commitment or a forecasted transaction;

(ii)
as an economic hedge to manage certain defined risks inherent to our balance sheet. Economic hedges are primarily used to manage mismatches between the coupon features of our assets and liabilities.  For example, we may use derivatives in our overall interest rate risk management activities to adjust the interest rate sensitivity of Consolidated Obligations to approximate more closely the interest rate sensitivity of our assets (both Advances and investments), and/or to adjust the interest rate sensitivity of Advances or investments to approximate more closely the interest rate sensitivity of our liabilities. In addition, to reduce our exposure to reset risk, we may occasionally enter into forward rate agreements, which are also treated as economic hedges; or

(iii)
as an intermediary hedge to meet the asset/liability management needs of our members, by entering into derivatives with our members and offsetting derivatives with other counterparties. This intermediation grants smaller members indirect access to the derivatives market. The derivatives used in intermediary activities do not receive hedge accounting treatment and are separately marked-to-market through earnings. However, we did not act as an intermediary in the years ended December 31, 2010, 2009, or 2008.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Types of Derivatives.

We may use the following derivative instruments.

Interest-Rate Swaps.  An interest-rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the manner in which the cash flows will be calculated and the dates on which they will be paid. One of the simplest forms of an interest-rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional amount at a predetermined fixed rate for a given period of time. In return for this promise, the party receives cash flows equivalent to the interest on the same notional principal amount at a variable-rate index for the same period of time. The variable rate we receive in most interest-rate exchange agreements is LIBOR.

Swaptions.  A swaption is an option on a swap that gives the buyer the right to enter into a specified interest-rate swap at a certain time in the future. When used as a hedge, a swaption can protect us when planning to lend or borrow funds in the future against future interest rate changes. We purchase both payer swaptions and receiver swaptions. A payer swaption is the option to make fixed interest payments at a later date, and a receiver swaption is the option to receive fixed interest payments at a later date.

Interest-Rate Cap and Floor Agreements.  In an interest-rate cap agreement, a cash flow is generated if the price or rate of an underlying variable rises above a certain threshold (or "cap") price. In an interest-rate floor agreement, a cash flow is generated if the price or rate of an underlying variable falls below a certain threshold (or "floor") price. Caps may be used in conjunction with liabilities, and floors may be used in conjunction with assets. Caps and floors are designed as protection against the interest rate on a variable-rate asset or liability falling below or rising above a certain level.

Options.  An option is an agreement between two entities that conveys the right, but not the obligation, to engage in a future transaction on some underlying security or other financial asset at an agreed-upon price during a certain period of time or on a specific date. Premiums paid to acquire options in fair-value hedging relationships are considered the fair value of the derivative at inception of the hedge and are reported in Derivative Assets or Derivative Liabilities.

Futures/Forwards Contracts. We may use futures and forward contracts in order to hedge interest-rate risk. For example, certain mortgage purchase commitments entered into by us are considered derivatives. We may hedge these commitments by selling to-be-announced ("TBA") MBS for forward settlement. A TBA represents a forward contract for the sale of MBS at a future agreed upon date for an established price.

Types of Hedged Items.

We document at inception all relationships between derivatives designated as hedging instruments and hedged items, our risk management objectives and strategies for undertaking various hedge transactions, and our method of assessing effectiveness. This process includes linking all derivatives that are designated as fair-value or cash-flow hedges to (i) assets and liabilities on the Statements of Condition, (ii) firm commitments, or (iii) forecasted transactions. We also formally assess (both at the hedge's inception and at least quarterly) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain effective in future periods. We use regression analyses to assess the effectiveness of our hedges.

Consolidated Obligations. We enter into derivatives to hedge the interest-rate risk associated with our specific debt issuances. We manage the risk arising from changing market prices and volatility of a Consolidated Obligation by matching the cash inflow on the derivative with the cash outflow on the Consolidated Obligation.

For example, in a typical transaction, we will issue a fixed-rate Consolidated Obligation and simultaneously enter into a matching derivative in which the counterparty pays fixed cash flows to us designed to match in timing and amount the cash outflows we pay on the Consolidated Obligation. In turn, we pay a variable cash flow to the counterparty that closely matches the interest payments we receive on short-term or variable-rate Advances (typically one- or three-month LIBOR). These transactions are treated as fair-value hedges. As another example, we may issue variable-rate CO Bonds indexed to LIBOR, the U.S. prime rate, or federal funds rate and simultaneously execute interest-rate swaps to hedge the basis risk of the variable-rate debt.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

This strategy of issuing CO Bonds while simultaneously entering into derivatives enables us to offer a wider range of attractively priced Advances to our members and may allow us to reduce our funding costs. The continued attractiveness of such debt depends on yield relationships between the bond and derivative markets. If conditions in these markets change, we may alter the types or terms of the CO Bonds that we issue. By acting in both the capital and the swap markets, we can raise funds at lower costs than through the issuance of simple fixed- or variable-rate Consolidated Obligations in the capital markets alone.

Advances. We offer a wide array of Advance structures to meet members' funding needs. These Advances may have maturities up to 30 years with variable or fixed rates and may include early termination features or options. We may use derivatives to adjust the repricing and/or options characteristics of Advances in order to match more closely the characteristics of our funding liabilities. In general, whenever a member executes a fixed-rate Advance or a variable-rate Advance with embedded options, we will simultaneously execute a derivative with terms that offset the terms and embedded options, if any, in the Advance. For example, we may hedge a fixed-rate Advance with an interest-rate swap where we pay a fixed-rate coupon and receive a variable-rate coupon, effectively converting the fixed-rate Advance to a variable-rate Advance. This type of hedge is typically treated as a fair-value hedge.

When issuing convertible Advances, we have the right to convert to/from a fixed-rate Advance from/to a variable-rate Advance if interest rates increase/decrease. A convertible Advance carries an interest rate lower than a comparable-maturity fixed-rate Advance that does not have the conversion feature. With a putable Advance, we effectively purchase a put option from the member that allows us to put or extinguish the fixed-rate Advance, which we normally would exercise when interest rates increase. We may hedge these Advances by entering into a cancelable interest-rate exchange agreement.

Mortgage Loans. We invest in fixed-rate mortgage loans. The prepayment options embedded in these mortgage loans can result in extensions or contractions in the expected repayment of these investments, depending on changes in prepayment speeds. We manage the interest-rate and prepayment risks associated with mortgages through a combination of debt issuance and derivatives. We issue both callable and noncallable debt and prepayment-linked Consolidated Obligations to achieve cash flow patterns and liability durations similar to those expected on the mortgage loans. Interest-rate swaps, to the extent the payments on the mortgages result in a simultaneous reduction of the notional amount of the swaps, may receive fair-value hedge accounting.

Options may also be used to hedge prepayment risk on the mortgages, many of which are not identified to specific mortgages and, therefore, do not receive fair-value or cash-flow hedge accounting treatment. We may also purchase interest-rate caps and floors, swaptions, callable swaps, calls, and puts to minimize the prepayment risk embedded in the mortgage loans. Although these derivatives are valid economic hedges against the prepayment risk of the loans, they are not specifically linked to individual loans and, therefore, do not receive either fair-value or cash-flow hedge accounting. These derivatives are marked-to-market through earnings.

Firm Commitments. Certain mortgage purchase commitments are considered derivatives. We normally hedge these commitments by selling TBA MBS or other derivatives for forward settlement. The mortgage purchase commitment and the TBA used in the firm commitment hedging strategy (economic hedge) are recorded as a Derivative Asset or Derivative Liability at fair value, with changes in fair value recognized in earnings. When the mortgage purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan and amortized accordingly.

Investments. We primarily invest in MBS and ABS, U.S. agency obligations, and agency and corporate debentures, which may be classified as HTM, AFS or trading securities. The interest-rate and prepayment risks associated with these investment securities are managed through a combination of debt issuance and derivatives. We may manage the prepayment and interest-rate risks by funding investment securities with Consolidated Obligations that have call features or by hedging the prepayment risk with caps or floors, callable swaps or swaptions. We may manage prepayment and duration risk by funding investment securities with Consolidated Obligations that contain call features. We may also manage the risk arising from changing market prices and volatility of investment securities by matching the cash outflow on the derivatives with the cash inflow on the investment securities. The derivatives we hold that are currently associated with HTM, carried at amortized cost, are designated as economic hedges. AFS that have been hedged may qualify as either a fair-value hedge or a cash-flow hedge.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Managing Credit Risk on Derivatives.

We are subject to credit risk due to potential nonperformance by counterparties to the derivative agreements. The degree of counterparty risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in our policies and Finance Agency regulations. We require collateral agreements on all derivatives that establish collateral delivery thresholds. Additionally, collateral related to derivatives with member institutions includes collateral assigned to us, as evidenced by a written security agreement and held by the member institution for our benefit. Based on credit analyses and collateral requirements, our management does not anticipate any credit losses on our derivative agreements. See Note 19 – Estimated Fair Values for discussion regarding our fair value methodology for derivative assets/liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

The following table presents our credit risk exposure on derivative instruments, excluding circumstances where a counterparty's pledged collateral to us exceeds our net position.

	December 31, 2010	December 31, 2009
Total net exposure at fair value	$6,173	$1,714
Cash collateral held	—	—
Net positive exposure after cash collateral	6,173	1,714
Other collateral	—	—
Net exposure after collateral	$6,173	$1,714

The net exposure at fair value includes accrued interest payable of $249 and accrued interest receivable of $689 at December 31, 2010 and 2009, respectively.

We have credit support agreements that contain provisions requiring us to post additional collateral with our counterparties if there is deterioration in our credit rating.  If our credit rating is lowered by a major credit rating agency, we could be required to deliver additional collateral on derivative instruments in net liability positions.  The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest on cash collateral) at December 31, 2010, was $681,396 for which we have posted collateral, including accrued interest, of $25,377 in the normal course of business.  In addition, we held other derivative instruments in a net liability position of $1,012 that are not subject to credit support agreements containing credit-risk related contingent features.  If our credit rating had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, we could have been required to deliver up to an additional $527,873 of collateral (at fair value) to our derivative counterparties at December 31, 2010. Our senior credit rating was not lowered during the years ended 2010 and 2009.

We transact most of our derivatives with large banks and major broker-dealers.  Some of these banks and broker-dealers or their affiliates buy, sell, and distribute Consolidated Obligations.  We are not a derivative dealer and thus do not trade derivatives for short-term profit.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Financial Statement Effect and Additional Financial Information.

Derivative Notional Amounts.  The notional amount of derivatives serves as a factor in determining periodic interest payments or cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor our overall exposure to credit and market risk. The risks of derivatives can be measured meaningfully on a portfolio basis that takes into account the derivatives, the item being hedged and any offsets between the two.

The following table presents the fair value of derivative instruments. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest.

	Notional	Fair Value	Fair Value
	Amount of	of Derivative	of Derivative
December 31, 2010	Derivatives	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest-rate swaps	$32,667,683	$197,382	$873,504
Interest-rate futures/forwards	—	—	—
Total derivatives designated as hedging instruments	32,667,683	197,382	873,504
Derivatives not designated as hedging instruments:
Interest-rate swaps	497,596	364	1,350
Interest-rate caps/floors	75,000	1,369	—
Interest-rate futures/forwards	126,085	241	542
Mortgage delivery commitments	57,063	275	469
Total derivatives not designated as hedging instruments	755,744	2,249	2,361
Total derivatives before adjustments	$33,423,427	199,631	875,865
Netting adjustments		(193,458)	(193,458)
Cash collateral and related accrued interest		—	(25,377)
Total adjustments (1)		(193,458)	(218,835)
Total derivatives, net		$6,173	$657,030

December 31, 2009
Derivatives designated as hedging instruments:
Interest-rate swaps	$36,317,525	$196,671	$988,424
Interest-rate futures/forwards	—	—	—
Total derivatives designated as hedging instruments	36,317,525	196,671	988,424
Derivatives not designated as hedging instruments:
Interest-rate swaps	36,227	615	485
Interest-rate caps/floors	—	—	—
Interest-rate futures/forwards	41,100	765	—
Mortgage delivery commitments	38,328	4	617
Total derivatives not designated as hedging instruments	115,655	1,384	1,102
Total derivatives before adjustments	$36,433,180	198,055	989,526
Netting adjustments		(196,341)	(196,341)
Cash collateral and related accrued interest		—	(80,469)
Total adjustments (1)		(196,341)	(276,810)
Total derivatives, net		$1,714	$712,716

(1)
Amounts represent the effect of legally enforceable master netting agreements that allow us to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table details the components of Net Gains (Losses) on Derivatives and Hedging Activities reported in Other Income (Loss):

	For the Years Ended December 31,
Net Gains (Losses) on Derivatives and Hedging Activities by Type	2010	2009	2008
Net gain (loss) related to fair-value hedge ineffectiveness:
Interest-rate swaps	$9,234	$(5,228)	$7,814
Interest-rate futures/forwards	(51)	—	—
Total net gain (loss) related to fair-value hedge ineffectiveness	9,183	(5,228)	7,814
Net gain (loss) for derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	164	6,295	5,970
Interest-rate swaptions	—	—	(60)
Interest-rate caps/floors	533	—	—
Interest-rate futures/forwards	(891)	303	(593)
Mortgage delivery commitments	(1,994)	(2,733)	(1,289)
Total net gain (loss) for derivatives not designated as hedging instruments	(2,188)	3,865	4,028
Net Gains (Losses) on Derivatives and Hedging Activities	$6,995	$(1,363)	$11,842

The following table details, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedging relationships and the effect of those derivatives on Net Interest Income:

	Gain (Loss)	Gain (Loss)	Net Fair-	Effect on
	on	on Hedged	Value Hedge	Net Interest
For the Year Ended December 31, 2010	Derivative	Item	Ineffectiveness	Income (1)
Advances	$208,107	$(198,303)	$9,804	$(464,527)
CO Bonds	(35,284)	35,147	(137)	186,008
MPP (2)	(464)	412	(52)	(978)
AFS	(79,496)	79,064	(432)	(67,298)
Total	$92,863	$(83,680)	$9,183	$(346,795)

For the Year Ended December 31, 2009
Advances	$312,551	$(333,468)	$(20,917)	$(556,803)
CO Bonds	(64,841)	83,216	18,375	186,608
MPP (2)	—	—	—	—
AFS	138,855	(141,541)	(2,686)	(56,781)
Total	$386,565	$(391,793)	$(5,228)	$(426,976)

For the Year Ended December 31, 2008
Advances	$(635,346)	$658,194	$22,848	$(209,809)
CO Bonds	147,224	(165,150)	(17,926)	97,237
MPP (2)	—	—	—	—
AFS	(224,304)	227,196	2,892	(13,853)
Total	$(712,426)	$720,240	$7,814	$(126,425)

(1)	The net interest on derivatives in fair-value hedging relationships is presented in the Interest Income / Interest Expense line item of the respective hedged item.
(2)	The effect of MPP hedges on Net Interest Income includes derivatives and the related hedged items in both fair-value and economic hedging relationships.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 12 — Deposits

We offer demand and overnight deposits to members and qualifying non-members. In addition, we offer short-term interest-bearing deposit programs to members. A member that services mortgage loans may deposit funds collected in connection with the mortgage loans, pending disbursement of such funds to the owners of the mortgage loans. We classify these items as other deposits.

Demand, overnight and other deposits pay interest based on a daily interest rate. Time deposits pay interest based on a fixed rate determined at the issuance of the deposit. The average interest rates paid on average deposits during 2010, 2009, and 2008 were 0.04%, 0.08%, and 1.70%, respectively.

The following table details Interest-Bearing and Non-Interest-Bearing Deposits:

Type of Deposits	December 31, 2010	December 31, 2009
Interest-Bearing:
Demand and overnight	$559,872	$806,185
Time	15,000	15,224
Other	22	22
Total Interest-Bearing	574,894	821,431
Non-Interest-Bearing: (1)
Other	10,034	3,420
Total Non-Interest Bearing	10,034	3,420
Total Deposits	$584,928	$824,851

(1)	Non-Interest-Bearing includes pass-through deposit reserves from members.

Note 13 — Consolidated Obligations

Consolidated Obligations consist of CO Bonds and Discount Notes. The FHLBs issue Consolidated Obligations through the Office of Finance as our agent. In connection with each debt issuance, each FHLB specifies the amount of debt it wants issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLB. In addition, each FHLB separately tracks and records as a liability its specific portion of Consolidated Obligations for which it is the primary obligor.

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

Although we are primarily liable for our portion of Consolidated Obligations (i.e., those issued on our behalf), we are also jointly and severally liable with the other 11 FHLBs for the payment of principal and interest on all Consolidated Obligations of each of the FHLBs. The Finance Agency, at its discretion, may require any FHLB to make principal or interest payments due on any Consolidated Obligation whether or not the Consolidated Obligation represents a primary liability of that FHLB. Although it has never occurred, to the extent that an FHLB makes any payment on a Consolidated Obligation on behalf of another FHLB that is primarily liable for such Consolidated Obligation, Finance Agency regulations provide that the paying FHLB is entitled to reimbursement from that non-complying FHLB for any payments made on its behalf and other associated costs (including interest to be determined by the Finance Agency). If, however, the Finance Agency determines that such non-complying FHLB is unable to satisfy its repayment obligations, then the Finance Agency may allocate the outstanding liabilities of the non-complying FHLB among the remaining FHLBs on a pro-rata basis in proportion to each FHLB's participation in all Consolidated Obligations outstanding. The Finance Agency reserves the right to allocate the outstanding liabilities for the Consolidated Obligations between the FHLBs in any other manner it may determine to ensure that the FHLBs operate in a safe and sound manner. The par values of the 12 FHLBs' outstanding Consolidated Obligations, including Consolidated Obligations held by other FHLBs, were approximately $796.4 billion and $930.6 billion at December 31, 2010, and 2009, respectively.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Regulations require us to maintain unpledged qualifying assets equal to our participation in the Consolidated Obligations outstanding. Qualifying assets are defined as: (i) cash, (ii) secured Advances; (iii) assets with an assessment or rating at least equivalent to the current assessment or rating of the Consolidated Obligations; (iv) obligations of or fully guaranteed by the United States; (v) obligations, participations, or other instruments of or issued by Fannie Mae or the Government National Mortgage Association; (vi) mortgages, obligations or other securities which are or have ever been sold by Freddie Mac under the Bank Act; and (vii) such securities as fiduciary and trust funds may invest in under the laws of the state in which each FHLB is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of Consolidated Obligations are treated as if they were free from lien or pledge for purposes of compliance with these regulations. We maintained unpledged qualifying assets of $44.9 billion and $46.5 billion as of December 31, 2010, and 2009, respectively, and were, therefore, in compliance with the requirement.

The following table details our participation in CO Bonds outstanding:

	December 31, 2010		December 31, 2009
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$15,976,170	0.72	$17,740,550	1.25
Due after 1 year through 2 years	2,967,550	2.14	4,353,650	1.92
Due after 2 years through 3 years	2,520,405	2.25	2,943,550	2.61
Due after 3 years through 4 years	1,586,900	2.81	1,998,750	2.98
Due after 4 years through 5 years	1,771,350	2.24	1,981,900	3.26
Thereafter	6,957,350	4.08	6,772,200	4.69
Total CO Bonds, par value	31,779,725	1.90	35,790,600	2.30
Unamortized bond premiums	48,504		35,729
Unamortized bond discounts	(23,421)		(24,947)
Hedging adjustments	70,429		106,407
Total CO Bonds	$31,875,237		$35,907,789

Consolidated Obligations are issued with either fixed-rate or variable-rate coupon payment terms that use a variety of indices for interest-rate resets including the LIBOR, Constant Maturity Treasury, Treasury Bills, the prime rate, and others. To meet the expected specific needs of certain investors in CO Bonds, both fixed-rate and variable-rate CO Bonds may contain features that may result in complex coupon payment terms and call or put options. When such CO Bonds are issued, we typically enter into derivatives containing offsetting features that effectively convert the terms of the CO Bond to those of a simple variable-rate or a fixed-rate CO Bond.

The following tables summarize our participation in CO Bonds outstanding by feature and contractual maturity or next call date:

Feature	December 31, 2010	December 31, 2009
Non-callable	$23,801,725	$25,530,600
Callable	7,978,000	10,260,000
Total CO Bonds, par value	$31,779,725	$35,790,600

Year of Contractual Maturity or Next Call Date	December 31, 2010	December 31, 2009
Due in 1 year or less	$23,217,170	$26,744,550
Due after 1 year through 2 years	2,357,550	3,168,650
Due after 2 years through 3 years	1,737,405	1,594,550
Due after 3 years through 4 years	946,900	1,206,750
Due after 4 years through 5 years	469,350	676,900
Thereafter	3,051,350	2,399,200
Total CO Bonds, par value	$31,779,725	$35,790,600

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

These CO Bonds, beyond having fixed-rate or simple variable-rate coupon payment terms, may also have the following broad terms regarding either principal repayment or coupon payment terms:

•	Optional Principal Redemption CO Bonds (callable bonds) that we may redeem in whole or in part at our discretion on predetermined call dates according to the terms of the callable bond offerings.

With respect to interest payments, CO Bonds may also have the following terms:

•
Step-up CO Bonds pay interest at increasing fixed rates for specified intervals over the life of the CO Bond. These CO Bonds generally contain provisions enabling us to call these at our option on the step-up dates;

•
Range CO Bonds pay interest based on the number of days a specified index is within/outside of a specified range. The computation of the variable interest rate differs for each CO Bond issue, but the CO Bond generally pays zero interest or a minimal rate if the specified index is outside the specified range; and

•	Conversion CO Bonds have coupons that convert from fixed to variable, or from variable to fixed, or from one index to another, on predetermined dates according to the terms of the CO Bond offering.

Interest-Rate Payment Terms. The following table details CO Bonds by interest-rate payment term:

Interest-Rate Payment Terms	December 31, 2010	December 31, 2009
Fixed-rate	$30,714,725	$30,959,600
Step-up	785,000	1,690,000
Simple variable-rate	175,000	2,916,000
Range	35,000	—
Conversion	70,000	225,000
Total CO Bonds, par value	$31,779,725	$35,790,600

At December 31, 2010, and 2009, 62.1% and 63.8%, respectively, of our fixed-rate CO Bonds were swapped to a floating rate, and 100.0% and 3.6%, respectively, of our variable-rate CO Bonds were swapped to a different variable rate index.

CO Bonds Denominated in Foreign Currencies.  CO Bonds issued can be denominated in foreign currencies. Concurrent with these issuances, we exchange the interest and principal payment obligations related to the issues for equivalent amounts denominated in U.S. dollars. There were no CO Bonds denominated in foreign currencies outstanding at December 31, 2010, or 2009.

Discount Notes.  Discount Notes are issued to raise short-term funds. Discount Notes are Consolidated Obligations with original maturities of up to one year. These Discount Notes are issued at less than their face amount and redeemed at par value when they mature.

Our participation in Discount Notes, all of which are due within one year, was as follows:

Discount Notes	December 31, 2010	December 31, 2009
Book value	$8,924,687	$6,250,093
Par value	8,926,179	6,251,677
Weighted average effective interest rate	0.15%	0.12%

At December 31, 2010, and 2009, 5.3% and 0.0%, respectively, of our fixed-rate Discount Notes were swapped to a variable rate.

Concessions on Consolidated Obligations. Unamortized concessions, included in Other Assets, were $12,454 and $14,881 at December 31, 2010, and 2009, respectively, and the amortization of such concessions, which is included in CO Bonds Interest Expense, totaled $16,830, $19,411 and $16,667 in 2010, 2009, and 2008, respectively.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 14 — Affordable Housing Program

The Bank Act requires each FHLB to establish an AHP. Each FHLB provides subsidies in the form of direct grants and below-market interest rate Advances to members that use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBs must set aside for the AHP the greater of the aggregate of $100 million or 10% of net earnings, after the assessment for REFCORP. For purposes of the AHP calculation, net earnings is defined as Income Before Assessments, plus Interest Expense related to MRCS, less the assessment for REFCORP. The requirement to add back interest expense related to MRCS is based on an Advisory Bulletin issued by the Finance Agency. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. We accrue this expense monthly based on our net earnings. We reduce the AHP liability as members use subsidies. Calculation of the REFCORP assessment is discussed in Note 15 – Resolution Funding Corporation.

If we experienced a net loss during a quarter, but still had net earnings for the year, our obligation to the AHP would be calculated based on our year-to-date net earnings. If we had net earnings in subsequent quarters, we would be required to contribute additional amounts to meet our calculated annual obligation. If we experienced a net loss for a full year, we would have no obligation to the AHP for the year, since our required annual contribution is limited to annual net earnings. If the aggregate 10% calculation described above was less than $100 million for all 12 FHLBs, each FHLB would be required to assure that the aggregate contributions of the FHLBs equal $100 million. The pro ration would be made on the basis of our income in relation to the income of all FHLBs for the previous year, subject to the annual earnings limitation as discussed above.

There was no shortfall, as described above, in 2010, 2009, or 2008. If we determine that our required AHP contributions are contributing to financial instability, we may apply to the Finance Agency for a temporary suspension of our contributions. We did not make such an application in 2010, 2009, or 2008.

We had outstanding principal in AHP-related Advances of $2,364 and $2,394 at December 31, 2010, and 2009, respectively.
The following table summarizes the activity in our AHP liability:

	2010	2009
Balance at beginning of year	$37,329	$36,009
Annual assessment (expense)	13,856	14,860
Subsidy usage, net (1)	(15,537)	(13,540)
Balance at end of year	$35,648	$37,329

(1)	Subsidies disbursed are reported net of returns of previously disbursed subsidies.

Note 15 — Resolution Funding Corporation

Each FHLB is required to pay to REFCORP 20% of net income calculated in accordance with GAAP after the assessment for AHP, but before the assessment for REFCORP. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. We accrue our REFCORP assessment on a monthly basis and record it as a Payable to REFCORP in our Statements of Condition. Calculation of the AHP assessment is discussed in Note 14 –Affordable Housing Program. REFCORP has been designated as the calculation agent for the AHP and REFCORP assessments. Each FHLB provides its net income before AHP and REFCORP assessments to REFCORP, which then performs the calculations for each quarter end.

The FHLBs will continue to be obligated to pay these amounts until the aggregate amounts actually paid by all 12 FHLBs are equivalent to a $300 million annual annuity (or a scheduled payment of $75 million per quarter) with a final maturity date of April 15, 2030, at which point the required payment of each FHLB to REFCORP will be fully satisfied. The Finance Agency, in consultation with the U.S. Secretary of the Treasury, selects the appropriate discounting factors to be used in this annuity calculation. The cumulative amount to be paid to REFCORP by us is not determinable at this time because it depends on the future earnings of all FHLBs and interest rates. If we experience a net loss during a quarter, but still have net income for the year-to-date, our obligation to REFCORP would be calculated based on our year-to-date GAAP net income. If we experience a net loss for a full year, we will have no obligation to REFCORP for the year.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Due to certain other FHLBs overpaying their REFCORP assessment in prior years, and as directed by the U.S. Treasury, these FHLBs will use their respective overpayments as a credit against future REFCORP assessments (to the extent the FHLB has positive net income in the future) over an indefinite period of time.

The Finance Agency is required to extend the term of the FHLBs' obligation to REFCORP for each calendar quarter in which the quarterly payment falls short of $75 million.

The FHLBs aggregate payments through 2010 have exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term as of December 31, 2010, to October 15, 2011. This date assumes that the FHLBs will pay exactly $75 million for each of the first two quarters of 2011 and $10 million on October 15, 2011.

Note 16 — Capital

We are a cooperative whose member financial institutions own nearly all of our capital stock. Former members (including certain non-members that own our capital stock as a result of merger or acquisition of an FHLB member) own the remaining capital stock to support business transactions still carried on our Statement of Condition. Member shares cannot be purchased or sold except between us and our members at the par value of one hundred dollars per share, as mandated by our capital plan.

The Gramm-Leach-Bliley Act of 1999 ("GLB Act") required each FHLB to adopt a capital plan and convert to a new capital structure.

Our capital plan divides our Class B stock into two sub-series: Class B-1 and Class B-2. The difference between the two sub-series is that Class B-2 is required stock that awaits redemption and pays a lower dividend. The Class B-2 stock dividend is presently calculated at 80% of the amount of the Class B-1 dividend and can only be changed by amendment of our capital plan by our board of directors with approval of the Finance Agency.

Our board of directors may declare and pay dividends in either cash or capital stock or a combination thereof, assuming we are in compliance with Finance Agency rules. Dividends may, but are not required to, be paid on our Class B Stock. The amount of the dividend to be paid is based on the average number of shares of each type held by the member during the dividend payment period.

The GLB Act made membership voluntary for all members. Members can redeem Class B stock by giving five years' written notice, subject to certain restrictions. Any member that withdraws from membership may not be readmitted as a member for a period of five years from the divestiture date for all capital stock that is held as a condition of membership, as that requirement is set out in our capital plan, unless the institution has canceled or revoked its notice of withdrawal prior to the end of the five-year redemption period. This restriction does not apply if the member is transferring its membership from one FHLB to another on an uninterrupted basis.

A member may cancel or revoke its written notice of redemption or its notice of withdrawal from membership prior to the five-year redemption period. Our capital plan provides that we will charge a cancellation fee to a member who cancels or revokes its withdrawal notice. Our board of directors may change the cancellation fee with at least 15 days prior written notice to members.

Capital Requirements. We are subject to three capital requirements under our capital plan and the Finance Agency rules and regulations:

i.
Risk-based capital. Under this capital requirement, we must maintain at all times permanent capital, defined as Class B stock (including MRCS) and retained earnings, in an amount at least equal to the sum of our credit risk, market risk, and operations risk capital requirements, all of which are calculated in accordance with the rules and regulations of the Finance Agency. The Finance Agency may require us to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined.

ii.
Total regulatory capital. Under this capital requirement, we are required to maintain at all times a total capital-to-assets ratio of at least 4%. Total regulatory capital is the sum of permanent capital, any general loss allowance, if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the Finance Agency as available to absorb losses.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

iii.
Leverage capital. Under this third capital requirement, we are required to maintain at all times a leverage capital-to-assets ratio of at least 5%. Leverage capital is defined as the sum of (i) permanent capital weighted 1.5 times and (ii) all other capital without a weighting factor.

For regulatory purposes, AOCI is not considered capital; MRCS, however, is considered capital.

As detailed in the following table, we were in compliance with our regulatory capital requirements at December 31, 2010, and 2009.

	December 31, 2010		December 31, 2009
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$927,965	$2,695,980	$888,918	$2,830,673
Regulatory permanent capital-to-asset ratio	4.00%	6.00%	4.00%	6.07%
Regulatory permanent capital	$1,797,195	$2,695,980	$1,863,963	$2,830,673
Leverage ratio	5.00%	9.00%	5.00%	9.11%
Leverage capital	$2,246,494	$4,043,970	$2,329,953	$4,246,009

Mandatorily Redeemable Capital Stock. As of December 31, 2010, and 2009, we had $658,363 and $755,660, respectively, in capital stock subject to mandatory redemption.  These amounts have been classified as a liability in the Statements of Condition. For the years ended December 31, 2010, 2009, and 2008, dividends on MRCS of $13,743, $13,263, and $11,677, respectively, were recorded as Interest Expense.

The following table details the activity in MRCS:

Activity	2010	2009	2008
Balance at beginning of year	$755,660	$539,111	$163,469
Additions due to change in membership status	31,875	220,389	379,682
Reductions due to change in membership status	(2,150)	—	(128)
Redemptions/repurchases during the year	(127,065)	(4,160)	(8,839)
Accrued dividends	43	320	4,927
Balance at end of year	$658,363	$755,660	$539,111

Substantially all of the 2010 repurchases occurred in the fourth quarter due to an announced repurchase program of excess stock in accordance with our capital plan.

The number of former members holding MRCS was 31, 29, and 22 at December 31, 2010, 2009, and 2008, respectively, which includes eight, five, and zero institutions, respectively, acquired by the FDIC in its capacity as receiver.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents the amount of MRCS by contractual year of redemption.  The year of redemption in the table is the later of the end of the five-year redemption period, or the maturity date of the activity to which the stock is related, if the stock represents the activity-based stock purchase requirement of a non-member (a former member that withdrew from membership, merged into a non-member or was otherwise acquired by a non-member).  Consistent with the current capital plan, we are not required to redeem activity-based stock until the later of the expiration of the notice of redemption or until the activity to which the capital stock relates no longer remains outstanding.  If activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding, we may redeem the excess stock at management's discretion, subject to the Statutory and Regulatory Restrictions on Capital Stock Redemption discussed below.

Contractual Year of Redemption	December 31, 2010	December 31, 2009
Year 1 (1)	$114,802	$4,395
Year 2	9,450	138,923
Year 3	326,194	14,422
Year 4	181,780	379,681
Year 5	26,137	218,239
Total MRCS	$658,363	$755,660

(1)
Includes $500 of MRCS that has reached the end of the five-year redemption period but for which credit products remain outstanding.  Accordingly, these shares of stock will not be redeemed until the credit products are no longer outstanding.

Excess Capital Stock.  Excess stock is defined as the amount of stock held by a member (or former member) in excess of that institution's minimum stock requirement.  Finance Agency rules limit the ability of an FHLB to issue member excess stock under certain circumstances including if excess stock exceeds 1% of Total Assets or if the issuance of excess stock would cause excess stock to exceed 1% of Total Assets.  Our excess stock exceeded 1% of our Total Assets at December 31, 2010, and 2009.  Therefore, we are currently not permitted to issue new excess stock to members or distribute stock dividends.

Stock Redemption Requests. At December 31, 2010, and 2009, certain members had requested redemptions of excess capital stock that have not been reclassified to MRCS because the requesting member may revoke its request, without substantial penalty, throughout the five-year waiting period, based on our capital plan. Therefore, these requests are not considered substantive in nature. However, we consider redemption requests related to merger or acquisition, charter termination, or involuntary termination from membership to be substantive when made and, therefore, the related stock is considered mandatorily redeemable and reclassified to liabilities.

The following table details the amount of stock not considered MRCS that is subject to a redemption request by year of redemption:

Year of Redemption	December 31, 2010	December 31, 2009
Year 1	$29,669	$—
Year 2	2,750	29,825
Year 3	—	2,750
Year 4	98,194	—
Year 5	2,699	98,500
Total	$133,312	$131,075

The number of members with redemption requests was eleven and eight at December 31, 2010, and 2009, respectively.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Statutory and Regulatory Restrictions on Capital Stock Redemption.  In accordance with the Bank Act, each class of FHLB stock is considered putable by the member. However, there are significant restrictions on our obligation, or right, to redeem the outstanding stock, including the following:

•
We may not redeem any capital stock if, following such redemption, we would fail to satisfy any of our minimum capital requirements. By law, no FHLB stock may be redeemed if we become undercapitalized.

•
We may not redeem any capital stock without approval of the Finance Agency if either our board of directors, or the Finance Agency, determines that we have incurred, or are likely to incur, losses resulting, or expected to result, in a charge against capital while such charges are continuing or expected to continue.

Additionally, we may not redeem or repurchase shares of capital stock from any member if (i) the principal or interest due on any Consolidated Obligation has not been paid in full when due; (ii) we fail to certify in writing to the Finance Agency that we will remain in compliance with our liquidity requirements and will remain capable of making full and timely payment of all of our current obligations; (iii) we notify the Finance Agency that we cannot provide the foregoing certification, project we will fail to comply with statutory or regulatory liquidity requirements or will be unable to timely and fully meet all of our obligations; or (iv) we actually fail to comply with statutory or regulatory liquidity requirements or to timely and fully meet all of our current obligations, or enter or negotiate to enter into an agreement with one or more FHLBs to obtain financial assistance to meet our current obligations.

If we are liquidated, after payment in full to our creditors, our stockholders will be entitled to receive the par value of their capital stock as well as any retained earnings in an amount proportional to the stockholder's share of the total shares of capital stock. In the event of a merger or consolidation, the board of directors shall determine the rights and preferences of the stockholders, subject to any terms and conditions imposed by the Finance Agency.

In addition to possessing the authority to prohibit stock redemptions, our board of directors has the right to call for our members, as a condition of membership, to make additional capital stock purchases as needed to satisfy statutory and regulatory capital requirements under the GLB Act.

Our board of directors has a statutory obligation to review and adjust member capital stock requirements in order to comply with our minimum capital requirements, and each member must comply promptly with any such requirement.

If, during the period between receipt of a stock redemption notification from a member and the actual redemption (which may last indefinitely if an FHLB is undercapitalized, does not have the required credit rating, etc.), an FHLB is either liquidated or forced to merge with another FHLB, the redemption value of the stock will be established after the settlement of all senior claims. Generally, no claims would be subordinated to the rights of FHLB stockholders.

The GLB Act states that an FHLB may repurchase, in its sole discretion, any member's stock investments that exceed the required minimum amount.

Note 17 — Employee and Director Retirement and Deferred Compensation Plans

Qualified Defined Benefit Multi-employer Plan. We participate in the Pentegra Defined Benefit Plan for Financial Institutions ("DB Plan"), a tax-qualified, defined-benefit pension plan. The DB Plan covers substantially all officers and employees that meet certain eligibility requirements, including being hired before February 1, 2010. Funding and administrative costs of the DB Plan charged to Other Operating Expenses were $9,531, $9,562, and $1,470 in 2010, 2009, and 2008, respectively. The DB Plan is a multi-employer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer.

Nonqualified Supplemental Defined Benefit Retirement Plan. We participate in the Federal Home Loan Bank of Indianapolis 2005 Supplemental Executive Retirement Plan and a similar frozen plan (collectively "SERP"), a single-employer, non-qualified, unfunded supplemental executive retirement plan covering certain officers. This plan restores retirement benefits otherwise reduced by application of certain tax laws and regulations.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Qualified Defined Contribution Plans. We participate in the Pentegra Defined Contribution Plan for Financial Institutions ("DC Plan"), a tax-qualified, defined contribution plan. The DC Plan covers substantially all officers and employees. Our contribution is equal to a percentage of voluntary employee contributions, subject to certain limitations. We contributed $734, $652, and $595 in the years ended December 31, 2010, 2009, and 2008, respectively.

Nonqualified Supplemental Defined Contribution Retirement Plans. On November 20, 2009, our board of directors adopted resolutions to terminate the following plans, effective November 30, 2009:

•
Federal Home Loan Bank of Indianapolis 2005 Supplemental Executive Thrift Plan and a similar frozen plan (collectively "SETP"), a voluntary non-qualified, unfunded deferred compensation plan covering certain officers. The plan's liability consists of the accumulated compensation deferrals and the accumulated earnings on the deferrals. We contributed $0, $22, and $32 in the years ended December 31, 2010, 2009, and 2008, respectively. Our obligation under the SETP at December 31, 2010, and 2009, was $0 and $2,909, respectively; and

•
Federal Home Loan Bank of Indianapolis 2005 Directors' Deferred Compensation Plan and a similar frozen plan (collectively "DDCP"), a voluntary, non-qualified, unfunded deferred compensation plan for our directors. Our obligation under the DDCP at December 31, 2010, and 2009, was $0 and $1,371, respectively.

A Rabbi Trust was established to fund the deferred compensation for the officers and directors that participated in the SETP and DDCP. Assets in the Rabbi Trust, included as a component of Other Assets in the Statements of Condition, were $0 and $4,280, at December 31, 2010, and 2009, respectively. All account balances under these plans were distributed to participants in lump-sum payments during 2010.

SERP. The obligations and funding status of our SERP were as follows:

Change in benefit obligation	2010	2009
Projected benefit obligation at beginning of year	$11,902	$10,999
Service cost	537	329
Interest cost	847	687
Settlements and curtailments	—	1,494
Actuarial loss	4,165	2,644
Benefits paid	(1,660)	(4,251)
Projected benefit obligation at end of year	$15,791	$11,902

The measurement date used to determine the current year's benefit obligation was December 31, 2010. Key assumptions used for the actuarial calculations to determine benefit obligations for our SERP were as follows:

	December 31, 2010	December 31, 2009
Discount rate	5.50%	5.75%
Salary increases	5.50%	5.50%

We determine the discount rate for the SERP by using a discounted cash-flow approach, which incorporates the timing of each expected future benefit payment. We estimate future benefit payments based on the census data of the SERP's participants, benefit formula and provisions, and valuation assumptions reflecting the probability of decrement and survival.

We then determine the present value of the future benefit payments by using duration-based interest rate yields from the Citibank Pension Discount Curve as of the measurement date, and solving for the single discount rate that produces the same present value of the future benefit payments.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

As shown in the table below, there are no plan assets for the SERP. The unfunded status is reported in Other Liabilities in the Statements of Condition as follows:

	December 31, 2010	December 31, 2009
Projected benefit obligation at end of year	$15,791	$11,902
Plan assets	—	—
Unfunded status	$15,791	$11,902

Current obligations	$1,762	$1,722
Non-current obligations	14,029	10,180
Total	$15,791	$11,902

Although there are no plan assets, a Rabbi Trust has been established to fund the SERP. The assets in the Rabbi Trust, included as a component of Other Assets in the Statements of Condition, at December 31, 2010, and 2009, were $12,893 and $10,311, respectively.

Components of the net periodic benefit cost and other amounts recognized in OCI for our SERP were:

	For the Years Ended December 31,
	2010	2009	2008
Net Periodic Benefit Cost:
Service cost	$537	$329	$340
Interest cost	847	687	631
Amortization of prior service benefit/cost	(11)	(11)	(11)
Amortization of net actuarial loss (gain)	1,108	586	359
Net periodic benefit cost	2,481	1,591	1,319
Settlement loss	—	1,494	823
Unrealized loss (gain) on assets in Rabbi Trust	– (1)	(1,535)	2,172
Total Expense recorded in Compensation and Benefits	2,481	1,550	4,314
Amounts Recognized in OCI:
Actuarial loss (gain)	4,165	2,644	(1,062)
Amortization of net actuarial loss (gain)	(1,108)	(586)	(359)
Amortization of prior service benefit	11	11	11
Total amounts recognized in OCI	3,068	2,069	(1,410)
Total recognized in Compensation and Benefits and in OCI	$5,549	$3,619	$2,904

(1)	Beginning in 2010, unrealized gains (losses) are reported as Interest Income on the Statement of Income. For the year ended December 31, 2010, the equivalent amount was a gain of $1,082.

Key assumptions used for the actuarial calculations to determine net periodic benefit cost for the SERP were:

	For the Years Ended December 31,
	2010	2009	2008
Discount rate	5.75%	6.00%	6.25%
Salary increases	5.50%	5.50%	5.50%

Pension and Postretirement Benefits reported in AOCI relate to the SERP and consist of:

	December 31, 2010	December 31, 2009
Prior service benefit	$56	$67
Net actuarial loss	(9,825)	(6,768)
Total Pension and Postretirement Benefits reported in AOCI	$(9,769)	$(6,701)

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The estimated prior service cost and net actuarial loss that will be amortized from AOCI into net periodic benefit cost in 2011 are:

2011
Prior service cost (benefit)	$(11)
Net actuarial loss (gain)	1,178
Total	$1,167

The net periodic benefit expense for the SERP for the year ending December 31, 2011, is expected to be approximately $2,580.
Since the SERP is a non-qualified unfunded plan, no contributions are required to be made in 2011. The payments of benefits as listed below may be made from the related Rabbi Trust or from the Bank's general assets and we may elect to make contributions to the Rabbi Trust in order to maintain a desired funding level. Estimated future benefit payments are:

For the Year Ending December 31,	Payments
2011	$1,762
2012	584
2013	669
2014	523
2015	625
2016-2020	4,127

DDCP. The following table is a summary of compensation earned and deferred by our directors under the DDCP:

	For the Years Ended December 31,
	2010	2009	2008
Compensation earned	$872	$903	$334
Compensation deferred	—	120	60

Note 18 — Segment Information

We have identified two primary operating segments:

•
Traditional, which includes credit services (such as Advances, letters of credit, and lines of credit), investments (including Federal Funds Sold, Securities Purchased Under Agreements to Resell, AFS securities, and HTM securities), and deposits; and

•	MPP, which consists of mortgage loans purchased from our members.

Traditional includes interest income on Advances, investments and the borrowing costs related to those assets, net interest settlements related to interest rate exchange agreements, and premium and discount amortization on products other than MPP. Traditional also includes the costs related to holding deposit products for members and other miscellaneous borrowings as well as all other miscellaneous income and expense not associated with the MPP. MPP income is derived primarily from the difference, or spread, between the interest income earned on mortgage loans, including the premium and discount amortization, and the borrowing cost related to those loans.

We measure the performance of each segment based upon the net interest spread of the underlying portfolio(s). For this reason, we have presented each segment on a net interest income basis. Direct other income and expense items have been allocated to each segment based upon actual results. The MPP includes the direct earnings effects of derivatives and hedging activities as well as direct salary and other expenses (including an allocation for indirect overhead) associated with operating the MPP, and volume-driven costs associated with master servicing and quality control fees. Direct other income/expense related to Traditional includes the direct earnings impact of derivatives and hedging activities related to Advances and investment products as well as all other income and expense not associated with MPP. The assessments related to AHP and REFCORP have been allocated to each segment based upon each segment's proportionate share of Income Before Assessments.

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

The following tables detail our financial performance by operating segment:

For the Years Ended
December 31, 2010	Traditional	MPP	Total
Net Interest Income	$172,874	$94,004	$266,878
Provision for credit losses	—	500	500
Other Income (Loss)	(55,829)	(2,936)	(58,765)
Other Expenses	52,508	2,546	55,054
Income Before Assessments	64,537	88,022	152,559
Total Assessments	18,244	23,353	41,597
Net Income	$46,293	$64,669	$110,962

December 31, 2009
Net Interest Income	$165,986	$106,792	$272,778
Provision for credit losses	—	—	—
Other Income (Loss)	(55,731)	(2,430)	(58,161)
Other Expenses	46,584	2,575	49,159
Income Before Assessments	63,671	101,787	165,458
Total Assessments	17,975	27,005	44,980
Net Income	$45,696	$74,782	$120,478

December 31, 2008
Net Interest Income	$214,675	$63,707	$278,382
Provision for credit losses	—	—	—
Other Income (Loss)	16,670	(1,943)	14,727
Other Expenses	38,308	2,394	40,702
Income Before Assessments	193,037	59,370	252,407
Total Assessments	52,166	15,752	67,918
Net Income	$140,871	$43,618	$184,489

The following table details asset balances by segment:

Asset Balances by Segment	Traditional	MPP	Total
December 31, 2010	$38,227,297	$6,702,576	$44,929,873
December 31, 2009	39,327,171	7,271,895	46,599,066
December 31, 2008	48,079,878	8,780,098	56,859,976

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 19 — Estimated Fair Values

The fair value amounts, recorded on the Statements of Condition and presented in the note disclosures, have been determined by using available market information and our best judgment of appropriate valuation methods. These estimates are based on pertinent information available to us at December 31, 2010, and 2009. Although we use our best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values may not be indicative of the amounts that would have been realized in market transactions at the reporting dates.

The fair value summary table does not represent an estimate of our overall market value as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

	December 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
Financial Instruments	Value	Fair Value	Value	Fair Value
Assets:
Cash and Due from Banks	$11,676	$11,676	$1,722,077	$1,722,077
Interest-Bearing Deposits	3	3	25	25
Securities Purchased Under Agreements to Resell	750,000	750,000	—	—
Federal Funds Sold	7,325,000	7,325,100	5,532,000	5,532,253
AFS securities	3,237,916	3,237,916	1,760,714	1,760,714
HTM securities	8,471,827	8,513,391	7,701,151	7,690,482
Advances	18,275,364	18,354,184	22,442,904	22,537,027
Mortgage Loans Held for Portfolio, net	6,702,576	7,017,784	7,271,895	7,531,415
Accrued Interest Receivable	98,924	98,924	114,246	114,246
Derivative Assets	6,173	6,173	1,714	1,714
Rabbi Trust assets (included in Other Assets)	12,893	12,893	14,591	14,591

Liabilities:
Deposits	584,928	584,928	824,851	824,851
Consolidated Obligations:
Discount Notes	8,924,687	8,924,782	6,250,093	6,250,558
CO Bonds	31,875,237	32,147,040	35,907,789	36,054,510
Accrued Interest Payable	133,862	133,862	211,504	211,504
Derivative Liabilities	657,030	657,030	712,716	712,716
MRCS	658,363	658,363	755,660	755,660

Fair Value Hierarchy.  We record AFS securities, Derivative Assets, Rabbi Trust assets (publicly-traded mutual funds), and Derivative Liabilities at fair value. The fair value hierarchy is used to prioritize the significant inputs and the valuation techniques used to measure fair value for assets and liabilities that are carried at fair value, both on a recurring and non-recurring basis, on the Statements of Condition.  The inputs are evaluated and an overall level for the fair value measurement is determined.  This overall level is an indication of market observability of the fair value measurement for the asset or liability.

Outlined below is the application of the fair value hierarchy to our financial assets and financial liabilities that are carried at fair value either on a recurring or non-recurring basis.

Level 1 - defined as those instruments for which fair value is determined from quoted prices (unadjusted) for identical assets or liabilities in active markets. The types of assets and liabilities carried at Level 1 fair value generally include certain types of derivative contracts that are traded in an open exchange market, investments such as U.S. Treasury securities, and publicly-traded mutual funds.

Level 2 - defined as those instruments for which fair value is determined from quoted prices for similar assets and liabilities in active markets, or, if a valuation methodology is utilized, inputs are selected that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The types of assets and liabilities carried at Level 2 fair value generally include AFS securities, including U.S. government and agency MBS and TLGP debentures, and derivative contracts.

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

For instruments carried at fair value, we review the fair value hierarchy classifications on a quarterly basis.  Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities.  Such reclassifications are reported as transfers in/out at fair value as of the beginning of the quarter in which the changes occur. There were no such transfers during the years ended December 31, 2010, and 2009.

Valuation Techniques and Significant Inputs.

Cash and Due from Banks. The estimated fair value equals the carrying value.

Interest-Bearing Deposits. The estimated fair value approximates the carrying value.

Securities Purchased Under Agreements to Resell.  The estimated fair value is determined by calculating the present value of the future cash flows for instruments with more than three months to maturity. The discount rates used in these calculations are the rates for securities with similar terms. For Securities Purchased Under Agreements to Resell with variable rates and fixed rates with three months or less to maturity or repricing, the estimated fair value approximates the carrying value.

Federal Funds Sold.  The estimated fair value of overnight Federal Funds Sold approximates the carrying value. The estimated fair value of term Federal Funds Sold is determined by calculating the present value of the expected future cash flows for instruments with more than three months to maturity. The discount rates used in these calculations are the rates for Federal funds with similar terms.

Investment securities – non-MBS.  The estimated fair value is determined using market-observable price quotes from third-party pricing services, such as the Composite Bloomberg Bond Trade screen, thus falling under the market approach.  This price represents executable prices for identical assets.

Investment securities – MBS.  The estimated fair value incorporates prices from up to four designated third-party pricing vendors, when available. These pricing vendors use methods that may employ, but are not limited to, benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. We establish a price for each of our MBS using a formula that is based upon the number of prices received. If four prices are received, the average of the middle two prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to some type of validation as described below. The computed prices are tested for reasonableness using specified tolerance thresholds. Computed prices within the established thresholds are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Preliminary estimated fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis including, but not limited to, a comparison to the prices for similar securities and/or to non-binding dealer estimates or the use of an internal model that is deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider. As of December 31, 2010, substantially all of our MBS holdings were priced using this valuation technique. The relative lack of dispersion among the vendor prices received for each of the securities supports our conclusion that the final computed prices are reasonable estimates of fair value. Based on the current lack of significant market activity for private-label RMBS, the recurring and non-recurring fair value measurements for those securities as of December 31, 2010, fell within Level 3 of the fair value hierarchy.

Advances.  We determine the estimated fair value of Advances by calculating the present value of expected future cash flows from the Advances (excluding the amount of the accrued interest receivable). The discount rates used in these calculations are equivalent to the replacement Advance rates for Advances with similar terms. In accordance with the Finance Agency's Advances regulations, Advances with a maturity or repricing period greater than six months require a prepayment fee sufficient to make us financially indifferent to the borrower's decision to prepay the Advances. Therefore, the estimated fair value of Advances appropriately excludes prepayment risk.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Mortgage Loans Held for Portfolio.  The estimated fair value of mortgage loans is determined based on quoted market prices for similar mortgage loans, if available, or modeled prices. The modeled prices start with prices for new MBS issued by U.S. GSEs or similar new mortgage loans. Prices are then adjusted for differences in coupon, average loan rate, seasoning and cash flow remittance between our mortgage loans and the referenced MBS or mortgage loans. The prices of the referenced MBS and the mortgage loans are highly dependent upon the underlying prepayment assumptions. Changes in the prepayment rates often have a material effect on the fair value estimates. These underlying prepayment assumptions are susceptible to material changes in the near term because they are made at a specific point in time.

Accrued interest receivable and payable.  The estimated fair value approximates the carrying value.

Derivative assets/liabilities.  We base the fair values of derivatives with similar terms on available market prices when available. However, active markets do not exist for many of our derivatives. Consequently, fair values for these instruments are generally estimated using standard valuation techniques such as discounted cash-flow analysis and comparisons to similar instruments. Estimates developed using these methods are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, volatility of interest rates, and the selection of discount rates that appropriately reflect market and credit risks. The use of different assumptions could have a material effect on the fair value estimates. Because these estimates are made at a specific point in time, they are susceptible to material near-term changes.

We are subject to credit risk in derivatives transactions due to the potential nonperformance of our derivatives counterparties, which are generally highly rated institutions. To mitigate this risk, we have entered into master netting agreements for interest-rate exchange agreements with our derivative counterparties. In addition, we have entered into bilateral security agreements with all of our active derivatives counterparties that provide for the delivery of collateral at specified levels tied to those counterparties' credit ratings to limit our net unsecured credit exposure to those counterparties. We have evaluated the potential for the fair value of the instruments to be affected by counterparty and our own credit risk and have determined that no adjustments were significant to the overall fair value measurements.

The fair values of our derivative assets and liabilities include accrued interest receivable/payable and cash collateral remitted to/received from counterparties; the estimated fair values of the accrued interest receivable/payable and cash collateral approximate their carrying values due to their short-term nature. The fair values of derivatives are netted by counterparty pursuant to the provisions of each of our master netting agreements. If these netted amounts are positive, they are classified as an asset and, if negative, they are classified as a liability.

A discounted cash flow analysis utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs by class of derivative are as follows:

Interest-rate related:

•	LIBOR Swap Curve.

•	Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.

•
In limited instances, fair value estimates for interest-rate related derivatives are obtained from dealers and are corroborated by using a pricing model and observable market data (e.g., the LIBOR Swap Curve).

TBAs:

•	TBA securities prices. Market-based prices of TBAs are determined by coupon class and expected term until settlement.

Mortgage delivery commitments:

•	TBA securities prices. Prices are then adjusted for differences in coupon, average loan rate and seasoning.

Rabbi Trust Assets.  Rabbi Trust assets, included as a component of Other Assets, are carried at estimated fair value based on quoted market prices as of the last business day of the reporting period.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Deposits.  All deposits at December 31, 2010, and 2009, were variable rate deposits. For such deposits, fair value approximates carrying value.

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

Mandatorily Redeemable Capital Stock.  The fair value of capital stock subject to mandatory redemption is generally equal to its par value. Our stock can only be acquired and redeemed at par value. It is not traded and no market mechanism exists for the exchange of our stock outside the cooperative structure. Fair value also includes an estimated dividend earned at the time of reclassification from capital to liabilities, until such amount is paid, and any subsequently declared stock dividend.

Subjectivity of estimates.  Estimates of the fair value of Advances with options, mortgage instruments, derivatives with embedded options and Consolidated Obligations with options using the methods described above are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, prepayment speed assumptions, expected interest rate volatility, possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect market and credit risks. The use of different assumptions could have a material effect on the fair value estimates. These estimates are susceptible to material near term changes because they are made as of a specific point in time.

Commitments.  The estimated fair value of our letters of credit was immaterial at December 31, 2010, and 2009. We had no commitments to extend credit for standby bond purchase agreements at December 31, 2010, and 2009. The estimated fair value of commitments to extend credit for Advances follows the same valuation process as other Advances and is reported when a pre-determined rate is established before settlement date.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Fair Value on a Recurring Basis.

The following tables detail the fair value of financial assets and liabilities by level within the fair value hierarchy which are recorded on a recurring basis at December 31, 2010, and 2009:

					Netting
December 31, 2010	Total	Level 1	Level 2	Level 3	Adjustment (1)
AFS securities:
GSE debentures	$1,930,258	$—	$1,930,258	$—	$—
TLGP debentures	325,117	—	325,117	—	—
Private-label RMBS	982,541	—	—	982,541	—
Total AFS securities	3,237,916	—	2,255,375	982,541	—
Derivative Assets:
Interest-rate related	5,657	—	199,115	—	(193,458)
Interest-rate futures/forwards	241	—	241	—	—
Mortgage delivery commitments	275	—	275	—	—
Total Derivative Assets	6,173	—	199,631	—	(193,458)
Rabbi Trust (included in Other Assets)	12,983	12,983	—	—	—
Total assets at fair value	$3,257,072	$12,983	$2,455,006	$982,541	$(193,458)

Derivative Liabilities:
Interest-rate related	$656,018	$—	$874,854	$—	$(218,836)
Interest-rate futures/forwards	543	—	543	—	—
Mortgage delivery commitments	469	—	469	—	—
Total Derivative Liabilities	657,030	—	875,866	—	(218,836)
Total liabilities at fair value	$657,030	$—	$875,866	$—	$(218,836)

December 31, 2009
AFS securities:
GSE debentures	$1,760,714	$—	$1,760,714	$—	$—
TLGP debentures	—	—	—	—	—
Total AFS securities	1,760,714	—	1,760,714	—	—
Derivative Assets	1,714	—	198,055	—	(196,341)
Rabbi Trust (included in Other Assets)	14,591	14,591	—	—	—
Total assets at fair value	$1,777,019	$14,591	$1,958,769	$—	$(196,341)

Derivative Liabilities	$712,716	$—	$989,526	$—	$(276,810)
Total liabilities at fair value	$712,716	$—	$989,526	$—	$(276,810)

(1)
Amounts represent the effect of legally enforceable master netting agreements that allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same counterparties.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The table below presents a reconciliation of assets and liabilities measured at fair value on a recurring basis which used level 3 significant inputs during the year ended December 31, 2010. There were none during the year ended December 31, 2009.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	AFS Private-label RMBS
December 31, 2009	$—
Total gains or losses (realized/unrealized):
Included in net gains on sale of AFS securities	2,396
Incuded in net gains (losses) on changes in fair value included in earnings	—
Included in AOCI	—
Purchases, issuances and settlements	(34,669)
Transfers from HTM to AFS securities (1)	1,014,814
December 31, 2010	$982,541

(1)
In the fourth quarter of 2010, we transferred certain private-label RMBS from HTM to AFS. See Note 5 - Available-for-Sale Securities for additional information on these transfers. As of December 31, 2010, the fair value of these securities continued to be determined using significant unobservable inputs (Level 3).

Fair Value on a Nonrecurring Basis. We measure certain HTM securities at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair-value adjustments only in certain circumstances (e.g., when there is evidence of OTTI). These amounts fall under Level 3 in the fair value hierarchy.

As of December 31, 2010, none of our HTM securities were carried at fair value. However, we recorded certain HTM securities at fair value and recognized OTTI losses on those HTM securities during the years ended December 31, 2010, and 2009, which were included in Other Income (Loss). At December 31, 2009, the fair value of such securities was $513,234.

Note 20 — Commitments and Contingencies

The following table summarizes our off-balance-sheet commitments:

	December 31, 2010			December 31, 2009
Notional amount	Expire within one year	Expire after one year	Total	Total
Standby letters of credit outstanding (1)	$41,616	$485,220	$526,836	$589,654
Unused lines of credit	762,418	—	762,418	170,580
Commitments to fund additional Advances (2)	15,633	—	15,633	37,681
Commitment to fund or purchase mortgage loans	57,063	—	57,063	38,328
Unsettled CO Bonds, at par (3)	412,000	—	412,000	1,994,500
Unsettled Discount Notes, at par	—	—	—	—

(1)	We had no outstanding commitments to issue standby letters of credit at December 31, 2010, or 2009.
(2)	Commitments to fund additional Advances are generally for periods up to 12 months.
(3)	Unsettled CO Bonds of $250,000 and $1,650,000 were hedged with associated interest-rate swaps at December 31, 2010, and 2009, respectively.

Commitments to Extend Credit. Standby letters of credit are executed for members for a fee. A standby letter of credit is a financing arrangement between us and one of our members. If we are required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized Advance to the member. The original terms of these standby letters of credit, including related commitments, range from less than three months to 20 years, including a final expiration in 2,029. The carrying value of guarantees related to standby letters of credit are recorded in Other Liabilities and were $5,859 and $4,969 at December 31, 2010, and 2009, respectively.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

We monitor the creditworthiness of our standby letters of credit based on an evaluation of our members. We have established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit. Based on credit analyses performed by us as well as collateral requirements, we have not deemed it necessary to record any additional liability on these commitments. Commitments to extend credit are fully collateralized at the time of issuance. See Note 8 – Advances for more information.

Commitments to Fund or Purchase Mortgage Loans. Commitments that unconditionally obligate us to purchase mortgage loans are generally for periods not to exceed 91 days. Such commitments are reported as Derivative Assets or Derivative Liabilities at their fair value.

Pledged Collateral. We generally execute derivatives with large banks and major broker-dealers and generally enter into bilateral pledge (collateral) agreements.  We had pledged $31,200 and $80,457 of cash collateral, at par, at December 31, 2010, and 2009, respectively. At December 31, 2010, and 2009, we had not pledged any securities as collateral.

Lease Commitments. We charged to operating expenses net rental and related costs of approximately $131, $151 and $156 for the years ended December 31, 2010, 2009, and 2008, respectively. Future minimum rental payments required under our operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2010, are as follows:

	Premises	Equipment	Total
Year 1	$77	$16	$93
Year 2	80	8	88
Year 3	82	2	84
Year 4	84	—	84
Year 5	84	—	84
Thereafter	63	—	63
Total	$470	$26	$496

Legal Proceedings. We are subject to legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on our financial condition or results of operations.

Further discussion of other commitments and contingencies is provided in Note 8 – Advances; Note 9 – Mortgage Loans Held for Portfolio; Note 11 – Derivative and Hedging Activities; Note 13 – Consolidated Obligations; Note 16 – Capital; and Note 19 – Estimated Fair Value.

Note 21 — Transactions with Related Parties and Other FHLBs

Transactions with Members. We are a cooperative whose members own the majority of our outstanding capital stock. Former members and certain nonmembers own the remaining capital stock and are required to maintain their investment in our capital stock until their outstanding transactions have matured or are paid off and their capital stock is redeemed in accordance with our capital plan or regulatory requirements. See Note 16 – Capital for more information.

All of our Advances are initially issued to members, and all Mortgage Loans Held for Portfolio were initially purchased from members. We also maintain demand deposit accounts, primarily to facilitate settlement activities that are directly related to Advances. Such transactions with members are entered into during the normal course of business. Finance Agency regulations require us to price our credit products consistently and without discrimination to all members applying for Advances. We are also prohibited from pricing our Advances below our marginal cost of matching term and maturity funds in the marketplace, including embedded options, and the administrative cost associated with making such Advances to members. However, we may price Advances on a differential basis, based on the credit and other risks to us of lending to any particular member, or other reasonable criteria applied equally to all members. We apply such standards and criteria consistently, and without discrimination, to all members applying for Advances.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

In addition, we may enter into investments in Federal Funds Sold, Securities Purchased Under Agreements to Resell, CDs, and MBS with members or their affiliates. Our MBS are purchased through securities brokers or dealers, and all investments are transacted at market prices without preference to the status of the counterparty or the issuer of the investment as a member, nonmember, or affiliate thereof.

As provided by statute, the only voting rights conferred upon our members are for the election of directors. In accordance with the Bank Act (as amended by HERA) and Finance Agency regulations, members elect all of our directors. Under the statute and regulations, each member directorship is designated to one of the two states in our district, and each member is entitled to vote only for member directorship candidates for the state in which the member's principal place of business is located. Independent directors are elected at-large by all members in our district. A member is entitled to cast, for each applicable directorship, one vote for each share of capital stock that the member is required to hold, subject to a statutory limitation. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of our capital stock that were required to be held by all members in that state as of the record date for voting. Previous member shareholders are not entitled to cast votes for the election of directors. At December 31, 2010, and 2009, no member owned more than 10% of our voting interests due to statutory limits on members' voting rights as discussed above.

Transactions with Related Parties. For purposes of these financial statements, we define related parties as those members and former members and their affiliates with capital stock outstanding in excess of 10% of our total outstanding Capital Stock and MRCS. Transactions with such members are entered into in the normal course of business and are subject to the same eligibility and credit criteria, as well as the same terms and conditions as other similar transactions and do not involve more than the normal risk of collectability.

The following table sets forth significant outstanding balances as of December 31, 2010, and 2009 with respect to transactions with related parties.

Related Party Activity	December 31, 2010	December 31, 2009
Advances, par value	$4,626,477	$5,350,000
% of Total Advances	26%	25%
Mortgage Loans Held for Portfolio, unpaid principal balance	$2,863,456	$2,951,010
% of Total Mortgage Loans Held for Portfolio	43%	41%
Capital Stock, including MRCS, par value	$618,807	$707,553
% of Total Capital Stock, including MRCS	27%	28%

Transactions with Directors' Financial Institutions.  We provide, in the ordinary course of business, products and services to members whose officers or directors serve on our board of directors ("Directors' Financial Institutions").  Finance Agency regulations require that transactions with Directors' Financial Institutions be made on the same terms as those with any other member.  We had Advances, Mortgage Loans Held for Portfolio, and Capital Stock outstanding (including MRCS) to Directors' Financial Institutions as follows:

Balances with Directors' Financial Institutions	December 31, 2010	December 31, 2009
Advances, par value	$4,408,276	$4,889,358
% of Total Advances	25%	23%
Mortgage Loans Held for Portfolio, unpaid principal balance	$758,879	$216,217
% of Total Mortgage Loans Held for Portfolio	11%	3%
Capital Stock, including MRCS, par value	$406,555	$453,813
% of Total Capital Stock, including MRCS	18%	18%

During the years ended December 31, 2010, 2009, and 2008, we acquired mortgage loans from Directors' Financial Institutions, presented as of the date of the directors' appointments and resignations, as follows:

	For the Years Ended December 31,
	2010	2009	2008
Mortgage Loans purchased from Directors' Financial Institutions	$584,337	$41,882	$6,723

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Transactions with other FHLBs. Occasionally, we loan (or borrow) short-term funds to (from) other FHLBs. There were no loans to or from other FHLBs outstanding at December 31, 2010, or 2009.

Loans to other FHLBs and principal repayments of these loans were as follows:

	For the Years Ended December 31,
	2010	2009	2008
Loans to other FHLBs and related principal repayments	$236,735	$180,000	$1,169,000
Interest income earned from other FHLBs	1	1	64

Borrowings from other FHLBs and principal repayments on these loans were as follows:

	For the Years Ended December 31,
	2010	2009	2008
Borrowings from other FHLBs and related principal repayments	$114,000	$236,000	$22,000
Interest expense incurred to other FHLBs	– (1)	2	1

(1)	Interest expense incurred is less than one thousand dollars for the year ended December 31, 2010.