Form 10-Q
period 2011-03-31
Federal Home Loan Bank of Indianapolis
filed 2011-05-12
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

☐  Yes            ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes            ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2011
Class B Stock, par value $100	22,439,461

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Federal Home Loan Bank of Indianapolis
Statements of Condition
(Unaudited, $ amounts and shares in thousands, except par value)

	March 31, 2011	December 31, 2010
Assets:
Cash and Due from Banks	$315,013	$11,676
Interest-Bearing Deposits	53	3
Securities Purchased Under Agreements to Resell	125,000	750,000
Federal Funds Sold	7,521,000	7,325,000
Available-for-Sale Securities (a) (Note 3)	3,169,248	3,237,916
Held-to-Maturity Securities (b) (Note 4)	8,458,946	8,471,827
Advances (Note 6)	17,679,028	18,275,364
Mortgage Loans Held for Portfolio, net (Notes 7 and 8)	6,468,203	6,702,576
Accrued Interest Receivable	97,888	98,924
Premises, Software, and Equipment, net	10,600	10,830
Derivative Assets, net (Note 9)	14,491	6,173
Other Assets	41,162	39,584
Total Assets	$43,900,632	$44,929,873
Liabilities:
Deposits (Note 10):
Interest-Bearing	$623,987	$574,894
Non-Interest-Bearing	9,979	10,034
Total Deposits	633,966	584,928
Consolidated Obligations (Note 11):
Discount Notes	8,489,292	8,924,687
Bonds	31,286,589	31,875,237
Total Consolidated Obligations, net	39,775,881	40,799,924
Accrued Interest Payable	144,368	133,862
Affordable Housing Program Payable	34,861	35,648
Payable to Resolution Funding Corporation	4,905	10,325
Derivative Liabilities, net (Note 9)	575,411	657,030
Mandatorily Redeemable Capital Stock (Note 12)	658,363	658,363
Other Liabilities	81,814	102,422
Total Liabilities	41,909,569	42,982,502
Commitments and Contingencies (Note 15)
Capital (Note 12):
Capital Stock Putable (at par value of $100 per share):
Class B-1 issued and outstanding shares: 16,117 and 16,072, respectively	1,611,609	1,607,116
Class B-2 issued and outstanding shares: 26 and 29, respectively	2,694	2,944
Total Capital Stock Putable	1,614,303	1,610,060
Retained Earnings	436,869	427,557
Accumulated Other Comprehensive Income (Loss):
Net Unrealized Gains (Losses) on Available-for-Sale Securities (Note 3)	(352)	(4,615)
Net Non-Credit Portion of Other-Than-Temporary Impairment Losses:
Available-for-Sale Securities (Note 3)	(44,294)	(68,806)
Held-to-Maturity Securities (Note 4)	(5,986)	(7,056)
Pension and Postretirement Benefits	(9,477)	(9,769)
Total Accumulated Other Comprehensive Income (Loss)	(60,109)	(90,246)
Total Capital	1,991,063	1,947,371
Total Liabilities and Capital	$43,900,632	$44,929,873

(a)    Amortized cost: $3,069,172 and $3,146,617 at March 31, 2011, and December 31, 2010, respectively
(b)    Estimated fair values: $8,479,349 and $8,513,391 at March 31, 2011, and December 31, 2010, respectively

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
(Unaudited, $ amounts in thousands)

	Three Months Ended
	March 31,
	2011	2010
Interest Income:
Advances	$41,148	$50,434
Prepayment Fees on Advances, net	1,134	693
Interest-Bearing Deposits	10	36
Securities Purchased Under Agreements to Resell	589	169
Federal Funds Sold	2,941	2,533
Available-for-Sale Securities	14,877	1,621
Held-to-Maturity Securities	45,513	63,431
Mortgage Loans Held for Portfolio, net	80,129	90,655
Other, net	521	359
Total Interest Income	186,862	209,931
Interest Expense:
Consolidated Obligation Discount Notes	3,199	2,465
Consolidated Obligation Bonds	118,520	142,162
Deposits	73	78
Mandatorily Redeemable Capital Stock	4,825	3,579
Total Interest Expense	126,617	148,284
Net Interest Income	60,245	61,647
Provision for Credit Losses	976	—
Net Interest Income After Provision for Credit Losses	59,269	61,647
Other Income (Loss):
Total Other-Than-Temporary Impairment Losses	(2,972)	(14,453)
Portion of Impairment Losses Reclassified to (from) Other Comprehensive Income (Loss), net	(15,409)	8,387
Net Other-Than-Temporary Impairment Losses	(18,381)	(6,066)
Net Gains (Losses) on Derivatives and Hedging Activities	(127)	(1,175)
Service Fees	263	301
Standby Letters of Credit Fees	338	363
Loss on Extinguishment of Debt	(397)	—
Other, net	182	262
Total Other Income (Loss)	(18,122)	(6,315)
Other Expenses:
Compensation and Benefits	8,743	6,704
Other Operating Expenses	2,830	2,934
Federal Housing Finance Agency	916	599
Office of Finance	821	465
Other	255	284
Total Other Expenses	13,565	10,986
Income Before Assessments	27,582	44,346
Assessments:
Affordable Housing Program	2,744	3,985
Resolution Funding Corporation	4,968	8,072
Total Assessments	7,712	12,057
Net Income	$19,870	$32,289

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
(Unaudited, $ amounts and shares in thousands)

	Capital Stock Class B-1 Putable		Capital Stock Class B-2 Putable		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Shares	Par Value
Balance, December 31, 2009	17,260	$1,726,000	—	$—	$349,013	$(328,602)	$1,746,411

Proceeds from Sale of Capital Stock	42	4,212	—	—			4,212
Net Shares Reclassified from Mandatorily Redeemable Capital Stock	22	2,150	—	—			2,150

Comprehensive Income:
Net Income					32,289		32,289
Other Comprehensive Income (Loss):
Net Unrealized Gains (Losses) on Available-for-Sale Securities						(20,606)	(20,606)
Non-Credit Portion of Other-Than-Temporary Impairment Losses on Held-to-Maturity Securities						(14,169)	(14,169)
Reclassification of Non-Credit Losses to Other Income (Loss)						5,782	5,782
Net Non-Credit Portion Before Accretion						(8,387)	(8,387)
Accretion of Non-Credit Portion						13,776	13,776
Net Non-Credit Portion						5,389	5,389
Pension and Postretirement Benefits						196	196
Total Comprehensive Income (Loss)					32,289	(15,021)	17,268

Cash Dividends on Capital Stock (2.00% annualized)					(8,691)		(8,691)

Balance, March 31, 2010	17,324	$1,732,362	—	$—	$372,611	$(343,623)	$1,761,350

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital, continued
(Unaudited, $ amounts and shares in thousands)

	Capital Stock Class B-1 Putable		Capital Stock Class B-2 Putable		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Shares	Par Value
Balance, December 31, 2010	16,072	$1,607,116	29	$2,944	$427,557	$(90,246)	$1,947,371

Proceeds from Sale of Capital Stock	142	14,243	—	—			14,243
Repurchase/Redemption of Capital Stock	(100)	(10,000)	—	—			(10,000)
Transfers of Capital Stock	3	250	(3)	(250)			—

Comprehensive Income:
Net Income					19,870		19,870
Other Comprehensive Income (Loss):
Net Unrealized Gains (Losses) on Available-for-Sale Securities						4,263	4,263
Non-Credit Portion of Other-Than-Temporary Impairment Losses on Available-for-Sale Securities						(2,331)	(2,331)
Reclassification of Non-Credit Losses to Other Income (Loss)						17,740	17,740
Subsequent Net Unrealized Gains						9,103	9,103
Net Non-Credit Portion						24,512	24,512
Accretion of Non-Credit Portion of Other-Than-Temporary-Impairment Losses on Held-to-Maturity Securities						1,070	1,070
Net Non-Credit Portion						1,070	1,070
Pension and Postretirement Benefits						292	292
Total Comprehensive Income (Loss)					19,870	30,137	50,007

Cash Dividends on Capital Stock (2.50% annualized)					(10,558)		(10,558)

Balance, March 31, 2011	16,117	$1,611,609	26	$2,694	$436,869	$(60,109)	$1,991,063

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
(Unaudited, $ amounts in thousands)

	Three Months Ended
	March 31,
	2011	2010
Operating Activities:
Net Income	$19,870	$32,289
Adjustments to Reconcile Net Income to Net Cash provided by (used in) Operating Activities:
Depreciation and Amortization	9,260	(20,036)
Net Other-Than-Temporary Impairment Losses	18,381	6,066
Loss on Extinguishment of Debt	397	—
Provision for Credit Losses	976	—
(Gain) Loss on Derivative and Hedging Activities	(2,359)	2,207
Net Change in:
Accrued Interest Receivable	1,040	4,025
Net Accrued Interest on Derivatives	12,517	51,659
Other Assets	(438)	440
Affordable Housing Program Payable, including Discount on Advances	(787)	1,452
Accrued Interest Payable	10,506	(23,020)
Payable to Resolution Funding Corporation	(5,420)	1,674
Other Liabilities	(1,395)	(1,327)
Total Adjustments, net	42,678	23,140
Net Cash provided by Operating Activities	62,548	55,429
Investing Activities:
Net Change in:
Interest-Bearing Deposits	15,600	(23,157)
Securities Purchased Under Agreements to Resell	625,000	—
Federal Funds Sold	(196,000)	(1,351,000)
Premises, Software, and Equipment	(161)	(103)
Available-for-Sale Securities:
Proceeds from Maturities	57,053	—
Held-to-Maturity Securities:
Net (Increase) Decrease in Short-Term	—	(411,000)
Proceeds from Maturities of Long-Term	515,645	491,928
Purchases of Long-Term	(524,794)	(533,425)
Advances:
Principal Collected	4,613,298	5,115,810
Made to Members	(4,110,957)	(4,223,897)
Mortgage Loans Held for Portfolio:
Principal Collected	413,076	361,959
Purchases	(180,668)	(82,207)
Proceeds from Sales of Foreclosed Properties	—	(33)
Other Federal Home Loan Banks:
Principal Collected on Loans	50,000	25,735
Loans Made	(50,000)	(60,735)
Net Cash provided by (used in) Investing Activities	1,227,092	(690,125)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
(Unaudited, $ amounts in thousands)

	Three Months Ended
	March 31,
	2011	2010
Financing Activities:
Net Change in Deposits	49,038	(271,786)
Net Proceeds (Payments) on Derivative Contracts with Financing Elements	(26,438)	(42,543)
Net Proceeds from Issuance of Consolidated Obligations:
Discount Notes	159,640,997	147,423,048
Bonds	4,526,882	8,110,390
Payments for Maturing and Retiring Consolidated Obligations:
Discount Notes	(160,076,190)	(142,136,272)
Bonds	(5,094,277)	(12,750,900)
Proceeds from Sale of Capital Stock	14,243	4,212
Payments for Redemption of Mandatorily Redeemable Capital Stock	—	(2,813)
Payments for Repurchase/Redemption of Capital Stock	(10,000)	—
Cash Dividends Paid	(10,558)	(8,691)
Net Cash provided by (used in) Financing Activities	(986,303)	324,645

Net Increase (Decrease) in Cash and Cash Equivalents	303,337	(310,051)
Cash and Cash Equivalents at Beginning of the Period	11,676	1,722,077
Cash and Cash Equivalents at End of the Period	$315,013	$1,412,026
Supplemental Disclosures:
Interest Paid	$113,663	$174,687
Affordable Housing Program Payments, net	3,531	2,533
Resolution Funding Corporation Assessments Paid	10,387	6,399

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Notes to Financial Statements

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation. The accompanying interim financial statements of the Federal Home Loan Bank of Indianapolis are unaudited and have been prepared in accordance with GAAP for interim financial information and with the instructions provided by Article 10, Rule 10-01 of Regulation S-X promulgated by the SEC. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. The interim financial statements presented herein should be read in conjunction with our audited financial statements and notes thereto, which are included in our 2010 Form 10-K.

Our significant accounting policies and certain other disclosures are set forth in the notes to the audited financial statements in the 2010 Form 10-K. There have been no significant changes to these policies as of March 31, 2011.

The financial statements contain all adjustments which are, in the opinion of management, necessary for a fair statement of our financial position, results of operations and cash flows for the interim periods presented. All such adjustments were of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period.

All dollar amounts included in the Notes are presented in thousands, unless otherwise indicated. We use certain acronyms and terms throughout this Form 10-Q which are defined in the Glossary of Terms located after Item 6. Exhibits. Unless the context otherwise requires, the terms "we," "us," and "our" refer to the Federal Home Loan Bank of Indianapolis.

Reclassifications. We have reclassified certain amounts from the prior periods to conform to the current period presentation. These reclassifications had no effect on Net Income, Total Assets, or Total Capital.

Use of Estimates. The preparation of financial statements in accordance with GAAP requires us to make subjective assumptions and estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expense. Actual results could differ significantly from these estimates.

Variable Interest Entities. We have investments in VIEs that include, but are not limited to, senior interests in private-label MBS and ABS. The carrying amounts and classification of the assets that relate to the VIEs are included in HTM and AFS securities on the Statement of Condition. We have no liabilities related to these VIEs. The maximum loss exposure for these VIEs is limited to the carrying value of our investments in the VIEs.

If we determine we are the primary beneficiary of a VIE, we would be required to consolidate that VIE. On an ongoing basis, we perform a quarterly evaluation to determine whether we are the primary beneficiary in any VIEs. To perform this evaluation, we consider whether we possess both of the following characteristics:

•	the power to direct the VIE's activities that most significantly affect the VIE's economic performance; and

•	the obligation to absorb the VIE's losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Based on an evaluation of the above characteristics, we have determined that consolidation is not required for our VIEs as of March 31, 2011. In addition, we have not provided financial or other support (explicitly or implicitly) during the three months ended March 31, 2011. Furthermore, we were not previously contractually required to provide, nor do we intend to provide such support in the future.

Office of Finance Expenses. Effective January 1, 2011, our proportionate share of the Office of Finance operating and capital expenditures is calculated using a formula that is based upon two components as follows: (i) two-thirds based on our share of Consolidated Obligations outstanding, updated every month, and (ii) one-third based on equal pro-rata share among the 12 FHLBanks. These regular assessments are determined on a monthly basis. In addition, we are apportioned special assessments using the same calculation for specific system-wide expenditures related to audit fees and rating agency annual relationship fees. Any ratings agency subscription fees are assessed as incurred on a per user basis and directly to the applicable FHLBank(s).

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Prior to January 1, 2011, we were assessed for the costs of operating the Office of Finance based equally on each FHLBank's percentage of capital stock, percentage of Consolidated Obligations issued and percentage of Consolidated Obligations outstanding.

Subsequent Events. In preparing this Form 10-Q, we have evaluated events and considered transactions through the time of filing our first quarter 2011 Form 10-Q with the SEC.

Note 2 - Recently Adopted and Issued Accounting Guidance

Fair Value Measurements and Disclosures - Improving Disclosures about Fair Value Measurements. On January 21, 2010, the FASB issued amended guidance for fair value measurements and disclosures. We adopted this amended guidance as of January 1, 2010, except for required disclosures about purchases, sales, issuances, and settlements in the rollforward of activity for Level 3 fair value measurements, which we adopted as of January 1, 2011. The adoption of this amended guidance resulted in increased annual and interim financial statement disclosures, but did not have a material effect on our financial condition, results of operations or cash flows. See Note 14 Estimated Fair Values for additional disclosures required under this amended guidance.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. On July 21, 2010, the FASB issued amended guidance to enhance disclosures about an entity's allowance for credit losses and the credit quality of its financing receivables. The required disclosures as of the end of a reporting period became effective for interim and annual reporting periods as of December 31, 2010. The required disclosures about activity that occurs during a reporting period became effective for interim and annual reporting periods as of January 1, 2011. The adoption of this amended guidance resulted in increased annual and interim financial statement disclosures, but did not have a material effect on our financial condition, results of operations or cash flows. See Note 8 - Allowance for Credit Losses for additional disclosures required under this amended guidance.

A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring. On January 19, 2011, the FASB issued guidance to defer temporarily the effective date of disclosures about troubled debt restructurings required by the amended guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses. The effective date for these new disclosures will be coordinated with the effective date of the guidance for determining what constitutes a troubled debt restructuring. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

On April 5, 2011, the FASB issued guidance to clarify which debt modifications constitute troubled debt restructurings. This guidance is intended to help creditors determine whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for presenting previously deferred disclosures related to troubled debt restructurings. This guidance is effective for interim and annual periods beginning on or after July 1, 2011, and applies retrospectively to troubled debt restructurings occurring on or after the beginning of the annual period of adoption. Early adoption is permitted. The adoption of this amended guidance may result in increased annual and interim financial statement disclosures, but is not expected to have a material effect on our financial condition, results of operations or cash flows.

Reconsideration of Effective Control for Repurchase Agreements. On April 29, 2011, the FASB issued guidance to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The new guidance removes from the assessment of effective control: (i) the criterion requiring the transferor to have the ability to repurchase or redeem financial assets before their maturity on substantially the agreed terms, even in the event of the transferee's default, and (ii) the collateral maintenance implementation guidance related to that criterion. This guidance is effective for interim and annual periods beginning on or after January 1, 2012. This guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. We are currently evaluating the effect of the adoption of this amended guidance on our financial condition, results of operations or cash flows.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 3 - Available-for-Sale Securities

Major Security Types. AFS securities include AAA-rated agency debentures issued or guaranteed by GSEs but purchased from non-member counterparties. Also included are corporate debentures guaranteed by the FDIC and backed by the full faith and credit of the U.S. government under the TLGP, as well as private-label RMBS.  Our AFS securities, along with the impact of OTTI, of which a portion is reported in AOCI, were as follows.

		OTTI	Gross	Gross
	Amortized	Recognized	Unrealized	Unrealized	Estimated
March 31, 2011	Cost (1)	in AOCI	Gains	Losses	Fair Value
GSE debentures	$1,768,679	$—	$148,638	$(4,587)	$1,912,730
TLGP debentures	323,360	—	319	—	323,679
Private-label RMBS	977,133	(188,430)	144,411	(275)	932,839
Total AFS securities	$3,069,172	$(188,430)	$293,368	$(4,862)	$3,169,248

December 31, 2010
GSE debentures	$1,771,077	$—	$163,110	$(3,929)	$1,930,258
TLGP debentures	324,193	—	924	—	325,117
Private-label RMBS	1,051,347	(203,839)	135,501	(468)	982,541
Total AFS securities	$3,146,617	$(203,839)	$299,535	$(4,397)	$3,237,916

(1)    Amortized cost of AFS securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and, if applicable, OTTI recognized in earnings (credit losses).

At March 31, 2011, and December 31, 2010, 86% and 85%, respectively, of our fixed-rate AFS at amortized cost were swapped to a variable rate and none of our variable-rate AFS were swapped to a different variable-rate index.

Premiums and Discounts. At March 31, 2011, and December 31, 2010, the amortized cost of our MBS classified as AFS included OTTI credit losses, OTTI-related accretion adjustments, and net purchased premiums totaling $139,335 and $122,173, respectively.

Reconciliations of Amounts in AOCI. Subsequent increases and decreases in the fair value of previously OTTI AFS securities are netted against the non-credit component of OTTI in AOCI. The following tables reconcile the Statement of Condition presentation.

Net Unrealized Gains (Losses) on AFS Securities	March 31, 2011	December 31, 2010
Net unrealized gains on AFS securities	$288,506	$295,138
Less:
Subsequent net unrealized gains on previously OTTI AFS securities	144,136	135,033
Fair value hedging gain recognized in earnings	144,722	164,720
Net Unrealized Gains (Losses) on AFS Securities recognized in AOCI (before derivative and hedging adjustments)	$(352)	$(4,615)

Net Non-Credit Portion of OTTI Losses on AFS Securities	March 31, 2011	December 31, 2010
OTTI Recognized in AOCI	$(188,430)	$(203,839)
Subsequent net unrealized gains on previously OTTI AFS securities	144,136	135,033
Net Non-Credit Portion of Other-Than-Temporary Impairment Losses on Available-for-Sale Securities	$(44,294)	$(68,806)

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Unrealized Loss Positions. The following table details impaired AFS securities, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2011	Value	Losses	Value	Losses	Value	Losses (1)
Non-MBS:
GSE debentures	$102,986	$(4,587)	$—	$—	$102,986	$(4,587)
TLGP debentures	—	—	—	—	—	—
Total Non-MBS	102,986	(4,587)	—	—	102,986	(4,587)
Private-label RMBS	—	—	643,969	(55,150)	643,969	(55,150)
Total impaired AFS securities	$102,986	$(4,587)	$643,969	$(55,150)	$746,955	$(59,737)

December 31, 2010
Non-MBS:
GSE debentures	$103,652	$(3,929)	$—	$—	$103,652	$(3,929)
TLGP debentures	—	—	—	—	—	—
Total Non-MBS	103,652	(3,929)	—	—	103,652	(3,929)
Private-label RMBS	—	—	777,955	(75,825)	777,955	(75,825)
Total impaired AFS securities	$103,652	$(3,929)	$777,955	$(75,825)	$881,607	$(79,754)

(1)    As a result of OTTI accounting guidance, the total unrealized losses on private-label RMBS will not agree to the gross unrealized losses on private-label RMBS in the major security types table above.

Redemption Terms. The amortized cost and estimated fair value of AFS securities by contractual maturity are detailed below. MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	March 31, 2011		December 31, 2010
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	323,360	323,679	324,193	325,117
Due after five years through ten years	1,768,679	1,912,730	1,771,077	1,930,258
Due after ten years	—	—	—	—
Total Non-MBS	2,092,039	2,236,409	2,095,270	2,255,375
Total MBS	977,133	932,839	1,051,347	982,541
Total AFS securities	$3,069,172	$3,169,248	$3,146,617	$3,237,916

Realized Gains and Losses.  There were no sales of AFS securities during the three months ended March 31, 2011, or 2010.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 4 - Held-to-Maturity Securities

Major Security Types. HTM securities consist primarily of MBS, ABS, and TLGP debentures.  Our MBS include RMBS and our ABS include both manufactured housing and home equity loans.  Our MBS and ABS include private-label securities. Our HTM securities also include agency debentures issued by GSEs.

Our HTM securities, along with the impact of OTTI, of which a portion is reported in AOCI, were as follows:

				Gross	Gross
		OTTI		Unrecognized	Unrecognized	Estimated
	Amortized	Recognized	Carrying	Holding	Holding	Fair
March 31, 2011	Cost (1)	In AOCI	Value (2)	Gains (3)	Losses (3)	Value
Non-MBS and ABS:
GSE debentures	$293,931	$—	$293,931	$1,041	$—	$294,972
TLGP debentures	1,980,664	—	1,980,664	4,030	—	1,984,694
Total Non-MBS and ABS	2,274,595	—	2,274,595	5,071	—	2,279,666
MBS and ABS:
Other U.S. Obligations -guaranteed RMBS	2,309,082	—	2,309,082	17,678	(7,588)	2,319,172
GSE RMBS	3,254,007	—	3,254,007	45,099	(33,680)	3,265,426
Private-label RMBS	605,782	(5,986)	599,796	6,390	(10,285)	595,901
Private-label ABS	21,466	—	21,466	—	(2,282)	19,184
Total MBS and ABS	6,190,337	(5,986)	6,184,351	69,167	(53,835)	6,199,683
Total HTM securities	$8,464,932	$(5,986)	$8,458,946	$74,238	$(53,835)	$8,479,349

December 31, 2010
Non-MBS and ABS:
GSE debentures	$294,121	$—	$294,121	$300	$(214)	$294,207
TLGP debentures	2,065,994	—	2,065,994	4,530	(3)	2,070,521
Total Non-MBS and ABS	2,360,115	—	2,360,115	4,830	(217)	2,364,728
MBS and ABS:
Other U.S. Obligations -guaranteed RMBS	2,326,958	—	2,326,958	31,773	(7,849)	2,350,882
GSE RMBS	3,044,129	—	3,044,129	53,049	(24,933)	3,072,245
Private-label RMBS	725,493	(7,056)	718,437	5,665	(18,277)	705,825
Private-label ABS	22,188	—	22,188	—	(2,477)	19,711
Total MBS and ABS	6,118,768	(7,056)	6,111,712	90,487	(53,536)	6,148,663
Total HTM securities	$8,478,883	$(7,056)	$8,471,827	$95,317	$(53,753)	$8,513,391

(1)    Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and, if applicable, OTTI recognized in earnings (credit losses).
(2)    Carrying value of HTM securities represents amortized cost after adjustment for non-credit impairment recognized in AOCI.
(3)    Gross unrecognized holding gains (losses) represent the difference between estimated fair value and carrying value.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Premiums and Discounts. The following table details the net (discounts) premiums included in the amortized cost of our HTM securities:

Net (Discounts) Premiums	March 31, 2011	December 31, 2010
Non-MBS and ABS:
Net purchased premiums	$1,630	$2,150
Total Non-MBS and ABS	1,630	2,150
MBS and ABS:
Net purchased premiums	59,771	62,503
OTTI related credit losses	(1,143)	(1,143)
OTTI related accretion adjustments	19	34
Other - net discounts reclassified into credit losses	(393)	(393)
Total MBS and ABS	58,254	61,001
Total HTM securities, net (discounts) premiums included in amortized cost	$59,884	$63,151

Unrealized Loss Positions. The following tables detail impaired HTM securities, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2011	Value	Losses	Value	Losses	Value	Losses (1)
Non-MBS and ABS:
GSE debentures	$—	$—	$—	$—	$—	$—
TLGP debentures	—	—	—	—	—	—
Total Non-MBS and ABS	—	—	—	—	—	—
MBS and ABS:
Other U.S. Obligations - guaranteed RMBS	882,273	(7,588)	—	—	882,273	(7,588)
GSE RMBS	1,686,141	(33,680)	—	—	1,686,141	(33,680)
Private-label RMBS	104,630	(253)	429,426	(10,537)	534,056	(10,790)
Private-label ABS	—	—	19,183	(2,282)	19,183	(2,282)
Total MBS and ABS	2,673,044	(41,521)	448,609	(12,819)	3,121,653	(54,340)
Total impaired HTM securities	$2,673,044	$(41,521)	$448,609	$(12,819)	$3,121,653	$(54,340)

December 31, 2010
Non-MBS and ABS:
GSE debentures	$168,779	$(214)	$—	$—	$168,779	$(214)
TLGP debentures	68,764	(3)	—	—	68,764	(3)
Total Non-MBS and ABS	237,543	(217)	—	—	237,543	(217)
MBS and ABS:
Other U.S. Obligations - guaranteed RMBS	994,667	(7,849)	—	—	994,667	(7,849)
GSE RMBS	1,034,990	(24,933)	—	—	1,034,990	(24,933)
Private-label RMBS	51,012	(223)	546,135	(20,466)	597,147	(20,689)
Private-label ABS	—	—	19,711	(2,477)	19,711	(2,477)
Total MBS and ABS	2,080,669	(33,005)	565,846	(22,943)	2,646,515	(55,948)
Total impaired HTM securities	$2,318,212	$(33,222)	$565,846	$(22,943)	$2,884,058	$(56,165)

(1)    As a result of OTTI accounting guidance, the total unrealized losses on private-label RMBS will not agree to the gross unrecognized holding losses on private-label RMBS in the major security types table above.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Redemption Terms. The amortized cost and estimated fair value of non-MBS and ABS by contractual maturity are detailed below.  Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	March 31, 2011			December 31, 2010
			Estimated			Estimated
	Amortized	Carrying	Fair	Amortized	Carrying	Fair
Year of Contractual Maturity	Cost (1)	Value (1)	Value	Cost (1)	Value (1)	Value
Non-MBS and ABS:
Due in one year or less	$1,027,313	$1,027,313	$1,029,744	$306,826	$306,826	$307,306
Due after one year through five years	1,247,282	1,247,282	1,249,922	2,053,289	2,053,289	2,057,422
Due after five years through ten years	—	—	—	—	—	—
Due after ten years	—	—	—	—	—	—
Total Non-MBS and ABS	2,274,595	2,274,595	2,279,666	2,360,115	2,360,115	2,364,728
Total MBS and ABS	6,190,337	6,184,351	6,199,683	6,118,768	6,111,712	6,148,663
Total HTM securities	$8,464,932	$8,458,946	$8,479,349	$8,478,883	$8,471,827	$8,513,391

(1)    Carrying value of HTM securities represents amortized cost after adjustment for non-credit impairment recognized in AOCI.

Realized Gains and Losses.  There were no sales of HTM securities during the three months ended March 31, 2011, or 2010.

Note 5 - Other-Than-Temporary Impairment Analysis

In addition to all previously OTTI securities, we evaluate our individual AFS and HTM securities that are in an unrealized loss position for OTTI on a quarterly basis as described in our 2010 Form 10-K.

OTTI Evaluation Process and Results - Private-label RMBS and ABS.

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

A significant modeling assumption is the forecast of future housing price changes for the relevant states and core-based statistical areas, which are based upon an assessment of the individual housing markets. Our housing price forecast assumes core-based statistical areas level current-to-trough home price declines ranging from 0% (for those housing markets that are believed to have reached their trough) to 10%. For those markets for which further home price declines are anticipated, such declines were projected to occur over the 3- to 9-month period beginning January 1, 2011. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market.  Under those recovery paths, home prices were projected to increase from the trough within a range of 0% to 2.8% in the first year, 0% to 3.0% in the second year, 1.5% to 4.0% in the third year, 2.0% to 5.0% in the fourth year, 2.0% to 6.0% in each of the fifth and sixth years, and 2.3% to 5.6% in each subsequent year.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

For those securities for which an OTTI was determined to have occurred during the three months ended March 31, 2011, the following table presents the significant modeling assumptions used to determine the amount of credit loss recognized in earnings during this period as well as the related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. The calculated averages represent the dollar-weighted averages of the private-label RMBS in each category shown. The classification (prime or Alt-A) is based on the model used to estimate the cash flows for the security, which may not be the same as the classification at the time of origination.

	Significant Modeling Assumptions for OTTI private-label RMBS						Current Credit
	Prepayment Rates		Default Rates		Loss Severities		Enhancement
	Weighted		Weighted		Weighted		Weighted
	Average	Range	Average	Range	Average	Range	Average	Range
Year of Securitization	%	%	%	%	%	%	%	%
Prime:
2007	6.6	5.2 - 8.7	44.9	31.1 - 62.3	41.5	37.7 - 45.9	4.5	0.4 - 11.6
2006	5.1	5.1 - 5.1	22.0	22.0 - 22.0	36.4	36.4 - 36.4	3.3	3.3 - 3.3
2005	9.3	7.5 - 10.5	43.9	34.5 - 49.9	36.5	34.0 - 43.6	8.8	4.9 - 10.1
Total Prime	8.0	5.1 - 10.5	43.4	22.0 - 62.3	38.6	34.0 - 45.9	6.8	0.4 - 11.6
Alt-A:
2006	10.6	10.6 - 10.6	24.5	24.5 - 24.5	45.1	45.1 - 45.1	4.5	4.5 - 4.5
2005	7.3	7.3 - 7.3	42.0	42.0 - 42.0	42.7	42.7 - 42.7	3.5	3.5 - 3.5
Total Alt-A	8.7	7.3 - 10.6	34.6	24.5 - 42.0	43.7	42.7 - 45.1	3.9	3.5 - 4.5
Total OTTI private-label RMBS	8.1	5.1 - 10.6	42.8	22.0 - 62.3	39.0	34.0 - 45.9	6.5	0.4 - 11.6

Results of OTTI Evaluation Process - Private-label RMBS and ABS. As a result of our evaluations, for the three months ended March 31, 2011, and 2010, we recognized OTTI credit losses on 16 and 13 private-label RMBS, respectively, after we determined that it was likely that we would not recover the entire amortized cost of each of these securities.

The table below details the credit losses and net OTTI reclassified to (from) OCI for the three months ended March 31, 2011, and 2010.  Securities are listed based on the originator's classification at the time of origination or based on the classification by the NRSROs upon issuance.

	OTTI	Net OTTI	Total
	Related to	Reclassified	OTTI
Three Months Ended March 31, 2011	Credit Loss	to (from) OCI	Losses
Private-label RMBS - prime	$17,740	$(17,740)	$—
Private-label RMBS - Alt-A	641	2,331	2,972
Total OTTI securities	$18,381	$(15,409)	$2,972

Three Months Ended March 31, 2010
Private-label RMBS - prime	$5,790	$8,663	$14,453
Private-label RMBS - Alt-A	276	(276)	—
Total OTTI securities	$6,066	$8,387	$14,453

For the three months ended March 31, 2011, and 2010, we accreted $1,070 and $13,776, respectively, of non-credit impairment from AOCI to the carrying value of HTM securities. For the three months ended March 31, 2011, and 2010, we accreted (i.e., increased income) $1,204 and amortized (i.e., decreased income) $1,257, respectively, of credit impairment included in the amortized cost of private-label RMBS to Net Interest Income.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table details a reconciliation of the non-credit losses recognized in Other Income (Loss).

	Three Months Ended March 31,
Reconciliation of Non-credit Losses	2011	2010
Amount reclassified from non-credit losses in AOCI	$(17,740)	$(5,782)
Non-credit losses recognized in OCI	2,331	14,169
Portion of Impairment Losses Reclassified to (from) Other Comprehensive Income (Loss)	$(15,409)	$8,387

The following table details a rollforward of the cumulative credit losses recognized in Other Income (Loss). The rollforward excludes the portion of OTTI losses that were recognized in OCI.

Credit Loss Rollfoward	Three Months Ended March 31, 2011	Year Ended December 31, 2010
Balance at Beginning of Period	$110,747	$60,291
Additions:
Credit losses for which OTTI was not previously recognized	—	4,243
Additional credit losses for which OTTI was previously recognized	18,381	65,558
Reductions:
Credit losses on securities sold, matured, paid down or prepaid	—	(18,433)
Increases in cash flows expected to be collected, recognized over the remaining life of the securities	(641)	(912)
Balance at End of Period	$128,487	$110,747

The following table presents the March 31, 2011, balances and classifications of the securities with OTTI losses during the three months ended March 31, 2011. The table also details the balances and classifications of our securities for which an OTTI loss has been recognized during the life of the securities, which represents securities impaired prior to 2011, as well as during 2011. We classify private-label MBS as prime, Alt-A or subprime based on the originator's classification at the time of origination or based on the classification by the NRSROs upon issuance of the MBS.

	March 31, 2011
	HTM Securities				AFS Securities
				Estimated			Estimated
OTTI Three Months Ended	UPB	Amortized Cost	Carrying Value	Fair Value	UPB	Amortized Cost	Fair Value
Private-label RMBS - prime	$—	$—	$—	$—	$840,181	$737,368	$709,987
Private-label RMBS - Alt-A	—	—	—	—	37,959	31,826	23,083
Total OTTI securities	$—	$—	$—	$—	$878,140	$769,194	$733,070

OTTI Life-to-Date
Private-label RMBS - prime	$36,802	$35,285	$29,299	$35,213	$1,066,652	$933,940	$899,069
Private-label RMBS - Alt-A	—	—	—	—	49,815	43,193	33,770
Total OTTI securities	$36,802	$35,285	$29,299	$35,213	$1,116,467	$977,133	$932,839
Total MBS and ABS		$6,190,337	$6,184,351	$6,199,683		$977,133	$932,839
Total securities		$8,464,932	$8,458,946	$8,479,349		$3,069,172	$3,169,248

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

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Other U.S. Obligations and GSE Securities. For other U.S. obligations and non-MBS and MBS GSEs, we determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect us from losses based on current expectations. As a result, we have determined that, as of March 31, 2011, all of these gross unrealized losses are temporary.

Note 6 - Advances

We had Advances (secured loans) outstanding, including AHP Advances, with interest rates ranging from 0.20% to 8.34%, as detailed below.

	March 31, 2011		December 31, 2010
Year of Contractual Maturity	Amount	WAIR %	Amount	WAIR %
Overdrawn demand and overnight deposit accounts	$—	2.48	$1,394	2.50
Due in 1 year or less	2,018,133	3.22	2,850,291	2.81
Due after 1 year through 2 years	2,793,979	2.82	1,784,681	3.29
Due after 2 years through 3 years	2,104,767	3.69	2,646,696	3.52
Due after 3 years through 4 years	1,232,465	3.15	1,394,515	3.09
Due after 4 years through 5 years	2,851,977	3.51	2,565,321	3.66
Thereafter	6,134,175	2.44	6,394,940	2.44
Total Advances, par value	17,135,496	2.98	17,637,838	2.98
Unamortized discount on AHP Advances	(91)		(104)
Unamortized discount on Advances	(816)		(880)
Hedging adjustments	401,690		489,180
Unamortized deferred prepayment fees	142,749		149,330
Total Advances	$17,679,028		$18,275,364

We offer Advances to members that provide a member the right, based upon predetermined option exercise dates, to call the Advance prior to maturity without incurring prepayment or termination fees (callable Advances). At March 31, 2011, and December 31, 2010, we had callable Advances of $3,098,525 and $3,610,325, respectively. All other Advances may only be prepaid by paying a fee (prepayment fee) that makes us financially indifferent to the prepayment of the Advance.

We offer putable and convertible Advances which contain embedded options. Under the terms of a putable Advance, we may put or extinguish the fixed-rate Advance on predetermined exercise dates, and offer, subject to certain conditions, replacement funding at prevailing market rates. At March 31, 2011, and December 31, 2010, we had putable Advances outstanding totaling $2,056,500 and $2,136,950, respectively. Under the terms of a convertible Advance, we may convert an Advance from one interest-payment term structure to another. We had no convertible Advances at March 31, 2011, or December 31, 2010.

The following table details Advances by the earlier of the year of contractual maturity or next call date and next put date:

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Put Date
	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010
Overdrawn demand and overnight deposit accounts	$—	$1,394	$—	$1,394
Due in 1 year or less	4,133,483	4,301,641	2,852,883	3,725,041
Due after 1 year through 2 years	2,994,979	2,684,681	2,521,729	1,561,681
Due after 2 years through 3 years	2,079,767	2,606,696	2,041,267	2,513,946
Due after 3 years through 4 years	1,202,465	1,347,515	1,194,465	1,341,515
Due after 4 years through 5 years	2,684,977	2,480,321	2,630,477	2,343,821
Thereafter	4,039,825	4,215,590	5,894,675	6,150,440
Total Advances, par value	$17,135,496	$17,637,838	$17,135,496	$17,637,838

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table details interest-rate payment terms for Advances:

	March 31, 2011			December 31, 2010
Interest-Rate Payment Terms	Par Value	Amount Swapped (Par Value)	% Swapped	Par Value	Amount Swapped (Par Value)	% Swapped
Total Fixed-rate	$13,868,117	$11,051,966	80%	$13,763,437	$10,845,833	79%
Total Variable-rate	3,267,379	10,000	—%	3,874,401	10,000	—%
Total Advances, par value	$17,135,496	$11,061,966	65%	$17,637,838	$10,855,833	62%

Prepayment Fees. When a borrower prepays an Advance, we could suffer lower future income if the principal portion of the prepaid Advance is reinvested in lower-yielding assets that continue to be funded by higher-costing debt. To protect against this risk, we generally charge a prepayment fee that makes us financially indifferent to a borrower's decision to prepay an Advance. Gross Advance prepayment fees (i.e., excluding any associated hedging basis adjustments) received from borrowers were $1,175 and $3,509 for the three months ended March 31, 2011, and 2010, respectively. In cases in which we fund a new Advance concurrent with or within a short period of time before or after the prepayment of an existing Advance and the Advance meets the accounting criteria to qualify as a modification of the prepaid Advance, the net prepayment fee on the prepaid Advance is deferred, recorded in the basis of the modified Advance, and amortized into Interest Income over the life of the modified Advance using the level-yield method. We deferred $594 and $0 of the gross Advance prepayment fees for the three months ended March 31, 2011, and 2010, respectively, to be recognized in Interest Income in the future.

Credit Risk Exposure and Security Terms.  We lend to financial institutions involved in housing finance within our district according to Federal statutes, including the Bank Act. The Bank Act requires each FHLBank to hold, or have access to, collateral to secure its Advances.

At March 31, 2011, and December 31, 2010, we had $5.2 billion and $5.5 billion, respectively, of Advances outstanding that were greater than or equal to $1 billion for a single borrower. These Advances, representing 29% and 31%, respectively, of total Advances outstanding on those dates, were made to two borrowers. At March 31, 2011, and December 31, 2010, we held $10.0 billion and $10.9 billion, respectively, UPB of collateral to cover the Advances to these institutions.

We have the policies and procedures in place to appropriately manage credit risk. Such policies and procedures include requirements for physical possession or control of pledged collateral, restrictions on borrowing, verifications of collateral and continuous monitoring of borrowings and the borrower's financial condition and creditworthiness. We expect to collect all amounts due according to the contractual terms of our Advances, based on the collateral pledged to us as security for Advances, our credit analyses of our members' financial condition and our credit extension and collateral policies. For information related to our credit risk on Advances and allowance for credit losses, see Note 8 – Allowance for Credit Losses.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 7 - Mortgage Loans Held for Portfolio

Through the MPP, we hold mortgage loans that are purchased from PFIs. These loans are primarily serviced by PFIs or an approved mortgage servicer.  These mortgage loans are credit-enhanced as described below or guaranteed or insured by Federal agencies.

The following tables detail information on Mortgage Loans Held for Portfolio:

Mortgage Loans Held for Portfolio by Term	March 31, 2011	December 31, 2010
Fixed-rate medium-term (1) mortgages	$890,488	$928,797
Fixed-rate long-term (2) mortgages	5,538,471	5,735,744
Total Mortgage Loans Held for Portfolio, UPB	6,428,959	6,664,541
Unamortized premiums	62,079	61,181
Unamortized discounts	(29,635)	(30,592)
Hedging adjustments	7,800	7,946
Allowance for loan losses, net	(1,000)	(500)
Total Mortgage Loans Held for Portfolio	$6,468,203	$6,702,576

(1)    Medium-term is defined as an original term of 15 years or less.
(2)    Long-term is defined as an original term greater than 15 years.

Mortgage Loans Held for Portfolio by Type	March 31, 2011	December 31, 2010
Conventional	$5,353,767	$5,653,969
FHA	1,075,192	1,010,572
Total Mortgage Loans Held for Portfolio, UPB	$6,428,959	$6,664,541

The conventional mortgage loans under the MPP are supported by some combination of PMI, SMI, and the LRA, in addition to the associated property as collateral.  The LRA funds, to the extent available, are used to offset any losses that may occur.  Where applicable, a portion of the periodic interest payments on the loans is used to pay the premium on SMI.  When a credit loss occurs on an MPP pool, the accumulated LRA for that pool is used to cover the credit loss in excess of homeowners' equity and PMI until the LRA is exhausted.  After the LRA is exhausted, pools covered by SMI are protected against credit losses down to approximately 50% of the property's original value subject to, in certain cases, an aggregate stop-loss provision in the SMI policy.  LRA funds not used are returned to the member (or to the group of members participating in an aggregate MPP pool) over time. In November 2010, we began offering an MPP replacement product (MPP Advantage), which eliminated the SMI policy coverage and replaced it with a supplemental LRA account.

For information related to our credit risk on mortgage loans and allowance for credit losses, see Note 8 – Allowance for Credit Losses.

Note 8 — Allowance for Credit Losses

We have established an allowance methodology for each of our portfolio segments: credit products; government-guaranteed or insured Mortgage Loans Held for Portfolio; conventional Mortgage Loans Held for Portfolio; term securities purchased under agreements to resell; and term federal funds sold. A description of the allowance methodologies related to our portfolio segments is disclosed in Note 10 - Allowance for Credit Losses in our 2010 Form 10-K.

Credit Products. Using a risk-based approach and taking into consideration each borrower's financial strength, we consider the types and level of collateral to be the primary tool for managing credit products. At March 31, 2011, and December 31, 2010, we had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of our outstanding extensions of credit.

At March 31, 2011, and December 31, 2010, we did not have any credit products that were past due, on non-accrual status, or considered impaired. In addition, there were no troubled debt restructurings related to credit products during the three months ended March 31, 2011, or March 31, 2010.

Based upon the collateral held as security, our credit extension and collateral policies, our credit analysis and the repayment history on credit products, we have not recorded any allowance for credit losses on credit products or any liability to reflect an allowance for credit losses for off-balance sheet credit exposures at March 31, 2011, or December 31, 2010. For additional information about off-balance sheet credit exposure, see Note 15 – Commitments and Contingencies.

Mortgage Loans – Government-guaranteed or Insured. Based upon our assessment of our servicers, we did not establish an allowance for credit losses for government-guaranteed or insured mortgage loans at March 31, 2011, or December 31, 2010. Further, due to the government guarantee or insurance, these mortgage loans are not placed on nonaccrual status.

Mortgage Loans – Conventional.

Collectively Evaluated Mortgage Loans. Our credit risk analysis includes collectively evaluating conventional loans for impairment within each pool purchased under the MPP. This credit risk analysis considers MPP pool-specific attribute data, estimated liquidation value of real estate collateral held, estimated costs associated with maintaining and disposing of the collateral, and credit enhancements. The measurement of our allowance for loan losses consists of evaluating (i) homogeneous pools of delinquent residential mortgage loans; (ii) any remaining exposure to loans paid in full by the servicers; and (iii) the current portion of the loan portfolio.

Rollforward of Allowance for Loan Losses on Mortgage Loans. The table below presents a rollforward of our allowance for loan losses on conventional mortgage loans for the three months ended March 31, 2011, and the recorded investment in mortgage loans collectively evaluated for impairment at March 31, 2011. We did not have any allowance for loan losses as of March 31, 2010. We did not have any loans individually assessed for impairment at March 31, 2011. The recorded investment in a loan is the UPB of the loan, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts (which may include the basis adjustment related to any gain or loss on a delivery commitment prior to being funded) and direct write-downs. The recorded investment is not net of any valuation allowance.

Allowance for Loan Losses:
Balance, January 1, 2011	$500
Charge-offs	(476)
Recoveries	—
Provision (reversal) for loan losses	976
Balance, March 31, 2011	$1,000

Recorded Investment:
Conventional loans collectively evaluated for impairment	$5,390,587
Total recorded investment	$5,390,587

Credit Enhancements. Our allowance for loan losses considers the credit enhancements associated with conventional mortgage loans under the MPP. Specifically, the determination of the allowance generally factors in PMI, SMI, and LRA, including pooled LRA for those members participating in an aggregate MPP pool. Any incurred losses that would be recovered from the credit enhancements are not reserved as part of our allowance for loan losses.

The following table details the changes in the LRA:

	Three Months Ended	Year Ended
LRA Activity	March 31, 2011	December 31, 2010
Balance of LRA at beginning of period	$21,141	$23,754
Additions	1,873	4,738
Claims	(2,829)	(6,526)
Scheduled distributions	(372)	(825)
Balance of LRA at end of period	$19,813	$21,141

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans (movement of loans through the various stages of delinquency), non-accrual loans, loans in process of foreclosure, and impaired loans. The table below summarizes our key credit quality indicators for mortgage loans at March 31, 2011, and December 31, 2010:

	March 31, 2011
Mortgage Loans Held for Portfolio	Conventional Loans	FHA Loans	Total
Past due 30-59 days delinquent	$82,803	$38,094	$120,897
Past due 60-89 days delinquent	29,420	6,341	35,761
Past due 90 days or more delinquent	128,588	951	129,539
Total past due	240,811	45,386	286,197
Total current loans	5,149,776	1,060,424	6,210,200
Total mortgage loans, recorded investment	5,390,587	1,105,810	6,496,397
Net unamortized premiums	(7,153)	(25,291)	(32,444)
Hedging adjustments	(6,671)	(1,129)	(7,800)
Accrued interest receivable	(22,996)	(4,198)	(27,194)
Total Mortgage Loans Held for Portfolio, UPB	$5,353,767	$1,075,192	$6,428,959

Other delinquency statistics
In process of foreclosure, included above (1)	$90,904	$—	$90,904
Serious delinquency rate (2)	2.39%	0.09%	1.99%
Past due 90 days or more still accruing interest	$128,588	$951	$129,539

	December 31, 2010
Mortgage Loans Held for Portfolio	Conventional Loans	FHA Loans	Total
Past due 30-59 days delinquent	$87,520	$39,155	$126,675
Past due 60-89 days delinquent	30,568	5,819	36,387
Past due 90 days or more delinquent	127,449	914	128,363
Total past due	245,537	45,888	291,425
Total current loans	5,445,115	994,744	6,439,859
Total mortgage loans, recorded investment	5,690,652	1,040,632	6,731,284
Net unamortized premiums	(5,732)	(24,857)	(30,589)
Hedging adjustments	(6,701)	(1,245)	(7,946)
Accrued interest receivable	(24,250)	(3,958)	(28,208)
Total Mortgage Loans Held for Portfolio, UPB	$5,653,969	$1,010,572	$6,664,541

Other delinquency statistics
In process of foreclosure, included above (1)	$85,803	$—	$85,803
Serious delinquency rate (2)	2.24%	0.09%	1.91%
Past due 90 days or more still accruing interest	$127,449	$914	$128,363

(1)    Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported. Loans in process of foreclosure are included in past due categories depending on their delinquency status.
(2)    Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total loan portfolio class recorded investment.

We did not have any MPP loans classified as real estate owned at March 31, 2011, or December 31, 2010, as the servicers foreclose in their name and then pay off the delinquent loans at the completion of the foreclosure or liquidate the foreclosed properties. Subsequently the servicers may submit claims to us for any losses. We did not have any non-accrual loans at March 31, 2011, or December 31, 2010, based on our analysis of loans being well secured and in the process of collection as a result of the credit enhancements and schedule/scheduled settlement. In addition, there were no troubled debt restructurings related to mortgage loans during the three months ended March 31, 2011, or 2010.

Term Securities Purchased Under Agreements to Resell and Term Federal Funds Sold. We held no term Securities Purchased Under Agreements to Resell at March 31, 2011, or December 31, 2010. All investments in Federal Funds Sold as of March 31, 2011, and December 31, 2010, were repaid according to the contractual terms.

Note 9 - Derivative and Hedging Activities

Managing Credit Risk on Derivatives. We are subject to credit risk due to potential nonperformance by counterparties to the derivative agreements. The degree of counterparty risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in our policies and Finance Agency regulations. We require collateral agreements on all derivatives that establish collateral delivery thresholds. Additionally, collateral related to derivatives with member institutions includes collateral assigned to us, as evidenced by a written security agreement and held by the member institution for our benefit. Based on credit analyses and collateral requirements, our management does not anticipate any credit losses on our derivative agreements. See Note 14 – Estimated Fair Values for discussion regarding our fair value methodology for derivative assets/liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

The following table presents our credit risk exposure on derivative instruments, excluding circumstances where a counterparty's pledged collateral to us exceeds our net position. Amounts represent the effect of legally enforceable master netting agreements that allow us to settle positive and negative positions and of cash collateral held or placed with the same counterparties.

	March 31, 2011	December 31, 2010
Total net exposure at fair value	$14,491	$6,173
Cash collateral held	—	—
Net positive exposure after cash collateral	14,491	6,173
Other collateral	—	—
Net exposure after collateral	$14,491	$6,173

The net exposure at fair value includes accrued interest receivable of $623 and accrued interest payable of $249 at March 31, 2011, and December 31, 2010, respectively.

We have credit support agreements that contain provisions requiring us to post additional collateral with our counterparties if there is deterioration in our credit rating.  If our credit rating is lowered by a major credit rating agency, we could be required to deliver additional collateral on derivative instruments in net liability positions.  The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest on cash collateral) at March 31, 2011, was $584,920 for which we have posted collateral, including accrued interest, of $9,723 in the normal course of business.  In addition, we held other derivative instruments in a net liability position of $214 that are not subject to credit support agreements containing credit-risk related contingent features.  If our credit rating had been lowered by a major credit rating agency (from AAA to AA+) we could have been required to deliver up to an additional $469,352 of collateral (at fair value) to our derivative counterparties at March 31, 2011. Our senior credit rating was not lowered during the previous 12 months, but our outlook was lowered from stable to negative on April 20, 2011. This rating action reflects the revision of the outlook on the long-term sovereign credit rating on the United States of America from stable to negative. In the application of the Government Related Entities criteria, our rating is constrained by the long-term sovereign rating of the United States.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Financial Statement Effect and Additional Financial Information.

Derivative Notional Amounts.  The notional amount of derivatives serves as a factor in determining periodic interest payments or cash flows received and paid.

The following table presents the fair value of derivative instruments. For purposes of this disclosure, the derivative values include the fair values of derivatives and the related accrued interest.

	Notional	Fair Value	Fair Value
	Amount of	of Derivative	of Derivative
March 31, 2011	Derivatives	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest-rate swaps	$33,278,816	$203,728	$776,183
Interest-rate futures/forwards	—	—	—
Total derivatives designated as hedging instruments	33,278,816	203,728	776,183
Derivatives not designated as hedging instruments:
Interest-rate swaps	687,492	144	1,180
Interest-rate caps/floors	183,000	3,045	—
Interest-rate futures/forwards	22,900	—	149
Mortgage delivery commitments	21,771	17	65
Total derivatives not designated as hedging instruments	915,163	3,206	1,394
Total derivatives before adjustments	$34,193,979	206,934	777,577
Netting adjustments		(192,443)	(192,443)
Cash collateral and related accrued interest		—	(9,723)
Total adjustments (1)		(192,443)	(202,166)
Total derivatives, net		$14,491	$575,411

December 31, 2010
Derivatives designated as hedging instruments:
Interest-rate swaps	$32,667,683	$197,382	$873,504
Interest-rate futures/forwards	—	—	—
Total derivatives designated as hedging instruments	32,667,683	197,382	873,504
Derivatives not designated as hedging instruments:
Interest-rate swaps	497,596	364	1,350
Interest-rate caps/floors	75,000	1,369	—
Interest-rate futures/forwards	126,085	241	542
Mortgage delivery commitments	57,063	275	469
Total derivatives not designated as hedging instruments	755,744	2,249	2,361
Total derivatives before adjustments	$33,423,427	199,631	875,865
Netting adjustments		(193,458)	(193,458)
Cash collateral and related accrued interest		—	(25,377)
Total adjustments (1)		(193,458)	(218,835)
Total derivatives, net		$6,173	$657,030

(1)    Amounts represent the effect of legally enforceable master netting agreements that allow us to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table details the components of Net Gains (Losses) on Derivatives and Hedging Activities reported in Other Income (Loss):

	Three Months Ended March 31,
Net Gains (Losses) on Derivatives and Hedging Activities by Type	2011	2010
Net gain (loss) related to fair-value hedge ineffectiveness:
Interest-rate swaps	$85	$(1,408)
Interest-rate futures/forwards	(45)	—
Total net gain (loss) related to fair value hedge ineffectiveness	40	(1,408)
Net gain (loss) for derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	168	(406)
Interest-rate caps/floors	(333)	—
Interest-rate futures/forwards	69	(543)
Net interest settlements	23	935
Mortgage delivery commitments	(94)	247
Total net gain (loss) for derivatives not designated as hedging instruments	(167)	233
Net Gains (Losses) on Derivatives and Hedging Activities	$(127)	$(1,175)

The following table details, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedging relationships and the effect of those derivatives on Net Interest Income:

	Gain (Loss)	Gain (Loss)	Net Fair-	Effect on
	on	on Hedged	Value Hedge	Net Interest
Three Months Ended March 31, 2011	Derivative	Item	Ineffectiveness	Income (1)
Advances	$62,247	$(61,611)	$636	$(81,394)
CO Bonds	(21,829)	21,110	(719)	32,174
MPP (2)	(422)	377	(45)	(281)
AFS	20,164	(19,996)	168	(17,764)
Total	$60,160	$(60,120)	$40	$(67,265)

Three Months Ended March 31, 2010
Advances	$(24,676)	$23,432	$(1,244)	$(136,053)
CO Bonds	247	(200)	47	64,652
MPP (2)	—	—	—	—
AFS	(26,712)	26,501	(211)	(17,053)
Total	$(51,141)	$49,733	$(1,408)	$(88,454)

(1)    The net interest on derivatives in fair-value hedging relationships is presented in the Interest Income / Interest Expense line item of the respective hedged item.
(2)    The effect of MPP hedges on Net Interest Income includes derivatives and the related hedged items in both fair-value and economic hedging relationships.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 10 - Deposits

Demand, overnight, and other deposits pay interest based on a daily interest rate. Time deposits pay interest based on a fixed rate determined at the issuance of the deposit.

The following table details Interest-Bearing and Non-Interest-Bearing Deposits:

Type of Deposits	March 31, 2011	December 31, 2010
Interest-Bearing:
Demand and overnight	$608,965	$559,872
Time	15,000	15,000
Other	22	22
Total Interest-Bearing	623,987	574,894
Non-Interest-Bearing: (1)
Other	9,979	10,034
Total Non-Interest Bearing	9,979	10,034
Total Deposits	$633,966	$584,928

(1)    Non-Interest-Bearing includes pass-through deposit reserves from members.

Note 11 - Consolidated Obligations

Consolidated Obligations are backed only by the financial resources of the FHLBanks. The joint and several liability regulation of the Finance Agency authorizes it to require any FHLBank to repay all or a portion of the principal and interest on Consolidated Obligations for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any Consolidated Obligation on behalf of another FHLBank, and as of March 31, 2011, or through the filing date of this report, we do not believe that it is probable that we will be asked to do so. The par values of the 12 FHLBanks' outstanding Consolidated Obligations, including Consolidated Obligations held by other FHLBanks, were approximately $766.0 billion and $796.4 billion at March 31, 2011, and December 31, 2010, respectively.

The following tables detail our participation in CO Bonds outstanding:

	March 31, 2011		December 31, 2010
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$14,949,770	0.80	$15,976,170	0.72
Due after 1 year through 2 years	3,435,600	1.66	2,967,550	2.14
Due after 2 years through 3 years	2,245,625	2.17	2,520,405	2.25
Due after 3 years through 4 years	1,396,500	2.87	1,586,900	2.81
Due after 4 years through 5 years	2,086,250	2.27	1,771,350	2.24
Thereafter	7,099,350	4.06	6,957,350	4.08
Total CO Bonds, par value	31,213,095	1.93	31,779,725	1.90
Unamortized bond premiums	46,729		48,504
Unamortized bond discounts	(22,549)		(23,421)
Hedging adjustments	49,314		70,429
Total CO Bonds	$31,286,589		$31,875,237

Consolidated Obligations are issued with either fixed-rate coupon payment terms or variable-rate coupon payment terms that use a variety of indices for interest-rate resets including LIBOR, treasury bills, prime, and others. At March 31, 2011, and December 31, 2010, 61% and 62%, respectively, of our fixed-rate CO Bonds at par were swapped to a variable rate. At both period ends, 100% of our variable-rate CO Bonds were swapped to a different variable rate index.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following tables summarize our participation in CO Bonds outstanding by feature and contractual maturity or next call date:

Redemption Feature	March 31, 2011	December 31, 2010
Non-callable	$22,479,095	$23,801,725
Callable	8,734,000	7,978,000
Total CO Bonds, par value	$31,213,095	$31,779,725

Year of Contractual Maturity or Next Call Date	March 31, 2011	December 31, 2010
Due in 1 year or less	$22,929,770	$23,217,170
Due after 1 year through 2 years	2,447,600	2,357,550
Due after 2 years through 3 years	1,317,625	1,737,405
Due after 3 years through 4 years	956,500	946,900
Due after 4 years through 5 years	532,250	469,350
Thereafter	3,029,350	3,051,350
Total CO Bonds, par value	$31,213,095	$31,779,725

Discount Notes. Our participation in Discount Notes, all of which are due within one year, was as follows:

Discount Notes	March 31, 2011	December 31, 2010
Book value	$8,489,292	$8,924,687
Par value	8,490,601	8,926,179
Weighted average effective interest rate	0.14%	0.15%

At March 31, 2011, and December 31, 2010, 8% and 5%, respectively, of our fixed-rate Discount Notes at par were swapped to a variable rate.

Note 12 - Capital

We are subject to capital requirements under our capital plan and the Finance Agency rules and regulations.

For regulatory purposes, AOCI is not considered capital; MRCS, however, is considered capital.

As detailed in the following table, we were in compliance with the Finance Agency's capital requirements at March 31, 2011, and December 31, 2010.

	March 31, 2011		December 31, 2010
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$927,012	$2,709,535	$927,965	$2,695,980
Regulatory permanent capital-to-asset ratio	4.00%	6.17%	4.00%	6.00%
Regulatory permanent capital	$1,756,025	$2,709,535	$1,797,195	$2,695,980
Leverage ratio	5.00%	9.26%	5.00%	9.00%
Leverage capital	$2,195,032	$4,064,302	$2,246,494	$4,043,970

Mandatorily Redeemable Capital Stock. At March 31, 2011, and December 31, 2010, we had $658,363 in capital stock subject to mandatory redemption.  These amounts have been classified as a liability in the Statements of Condition. For the three months ended March 31, 2011, and 2010, dividends on MRCS of $4,825 and $3,579, respectively, were recorded as Interest Expense.

There were 31 former members holding MRCS at both March 31, 2011, and December 31, 2010, which includes eight institutions acquired by the FDIC in its capacity as receiver. As of March 31, 2011, there was $114,802 of MRCS contractually due within the following 12 month period.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Excess Capital Stock.  Excess stock is defined as the amount of stock held by a member or former member in excess of that institution's minimum stock requirement.  Finance Agency rules limit the ability of an FHLBank to create member excess stock under certain circumstances including if excess stock exceeds 1% of Total Assets or if the issuance of excess stock would cause excess stock to exceed 1% of Total Assets.  Our excess stock totaled $1.2 billion and $1.1 billion at March 31, 2011, and December 31, 2010, respectively, which exceeded 1% of our Total Assets.  Therefore, we are currently not permitted to issue new excess stock to members or distribute stock dividends.

Stock Redemption Requests. At March 31, 2011, there was $19,669 of stock not considered MRCS that is subject to a redemption request within the next 12 months.

Note 13 - Segment Information

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

The following table details our financial performance by operating segment:

	Three Months Ended
March 31, 2011	Traditional	MPP	Total
Net Interest Income	$34,679	$25,566	$60,245
Provision for Credit Losses	—	(976)	(976)
Other Income (Loss)	(18,052)	(70)	(18,122)
Other Expenses	12,956	609	13,565
Income Before Assessments	3,671	23,911	27,582
Total Assessments	1,368	6,344	7,712
Net Income	$2,303	$17,567	$19,870

March 31, 2010
Net Interest Income	$39,297	$22,350	$61,647
Provision for Credit Losses	—	—	—
Other Income (Loss)	(6,019)	(296)	(6,315)
Other Expenses	10,395	591	10,986
Income Before Assessments	22,883	21,463	44,346
Total Assessments	6,363	5,694	12,057
Net Income	$16,520	$15,769	$32,289

The following table details asset balances by segment:

Asset Balances by Segment	Traditional	MPP	Total
March 31, 2011	$37,432,429	$6,468,203	$43,900,632
December 31, 2010	38,227,297	6,702,576	44,929,873

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 14 - Estimated Fair Values

The fair value amounts, recorded on the Statements of Condition and presented in the note disclosures, have been determined by using available market information and our best judgment of appropriate valuation methods. These estimates are based on pertinent information available to us at March 31, 2011, and December 31, 2010. Although we use our best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values may not be indicative of the amounts that would have been realized in market transactions at the reporting dates.

The fair value summary table does not represent an estimate of our overall market value as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
Financial Instruments	Value	Fair Value	Value	Fair Value
Assets:
Cash and Due from Banks	$315,013	$315,013	$11,676	$11,676
Interest-Bearing Deposits	53	53	3	3
Securities Purchased Under Agreements to Resell	125,000	125,000	750,000	750,000
Federal Funds Sold	7,521,000	7,521,044	7,325,000	7,325,100
AFS securities	3,169,248	3,169,248	3,237,916	3,237,916
HTM securities	8,458,946	8,479,349	8,471,827	8,513,391
Advances	17,679,028	17,768,377	18,275,364	18,354,184
Mortgage Loans Held for Portfolio, net	6,468,203	6,736,180	6,702,576	7,017,784
Accrued Interest Receivable	97,888	97,888	98,924	98,924
Derivative Assets	14,491	14,491	6,173	6,173
Rabbi Trust assets (included in Other Assets)	13,413	13,413	12,893	12,893

Liabilities:
Deposits	633,966	633,966	584,928	584,928
Consolidated Obligations:
Discount Notes	8,489,292	8,489,429	8,924,687	8,924,782
CO Bonds	31,286,589	31,515,207	31,875,237	32,147,040
Accrued Interest Payable	144,368	144,368	133,862	133,862
Derivative Liabilities	575,411	575,411	657,030	657,030
MRCS	658,363	658,363	658,363	658,363

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

A description of the application of the fair value hierarchy is disclosed in our 2010 Form 10-K, and no changes have been made in the current year.

For instruments carried at fair value, we review the fair value hierarchy classifications on a quarterly basis.  Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities.  Such reclassifications are reported as transfers in/out at fair value at the beginning of the quarter in which the changes occur.

Valuation Techniques and Significant Inputs. A description of the valuation techniques and significant inputs is disclosed in our 2010 Form 10-K, and no changes have been made in the current year, except as disclosed below.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Investment securities – non-MBS.  The estimated fair value is determined using market-observable price quotes from dealers or third-party pricing services, such as the Composite Bloomberg Bond Trade screen, thus falling under the market approach. This price represents executable prices for identical assets.

Fair Value on a Recurring Basis. The following tables detail the fair value of financial assets and liabilities by level within the fair value hierarchy which are recorded on a recurring basis on our Statements of Condition:

					Netting
March 31, 2011	Total	Level 1	Level 2	Level 3	Adjustment (1)
AFS securities:
GSE debentures	$1,912,730	$—	$1,912,730	$—	$—
TLGP debentures	323,679	—	323,679	—	—
Private-label RMBS	932,839	—	—	932,839	—
Total AFS securities	3,169,248	—	2,236,409	932,839	—
Derivative Assets:
Interest-rate related	14,474	—	206,917	—	(192,443)
Interest-rate futures/forwards	—	—	—	—	—
Mortgage delivery commitments	17	—	17	—	—
Total Derivative Assets	14,491	—	206,934	—	(192,443)
Rabbi Trust (included in Other Assets)	13,413	13,413	—	—	—
Total assets at fair value	$3,197,152	$13,413	$2,443,343	$932,839	$(192,443)

Derivative Liabilities:
Interest-rate related	$575,197	$—	$777,363	$—	$(202,166)
Interest-rate futures/forwards	149	—	149	—	—
Mortgage delivery commitments	65	—	65	—	—
Total Derivative Liabilities	575,411	—	777,577	—	(202,166)
Total liabilities at fair value	$575,411	$—	$777,577	$—	$(202,166)

December 31, 2010
AFS securities:
GSE debentures	$1,930,258	$—	$1,930,258	$—	$—
TLGP debentures	325,117	—	325,117	—	—
Private-label RMBS	982,541	—	—	982,541	—
Total AFS securities	3,237,916	—	2,255,375	982,541	—
Derivative Assets:
Interest-rate related	5,657	—	199,115	—	(193,458)
Interest-rate futures/forwards	241	—	241	—	—
Mortgage delivery commitments	275	—	275	—	—
Total Derivative Assets	6,173	—	199,631	—	(193,458)
Rabbi Trust (included in Other Assets)	12,893	12,893	—	—	—
Total assets at fair value	$3,256,982	$12,893	$2,455,006	$982,541	$(193,458)

Derivative Liabilities:
Interest-rate related	$656,018	$—	$874,854	$—	$(218,836)
Interest-rate futures/forwards	543	—	543	—	—
Mortgage delivery commitments	469	—	469	—	—
Total Derivative Liabilities	657,030	—	875,866	—	(218,836)
Total liabilities at fair value	$657,030	$—	$875,866	$—	$(218,836)

(1)    Amounts represent the effect of legally enforceable master netting agreements that allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same counterparties.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The table below presents a reconciliation of our AFS Private-label RMBS measured at fair value on a recurring basis by using Level 3 significant inputs. We did not measure our AFS Private-label RMBS at fair value on a recurring basis during the three months ended March 31, 2010.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	AFS Private-label RMBS
Balance at December 31, 2010	$982,541
Total realized and unrealized gains (losses):
Included in net gains on sale of AFS securities	—
Included in net gains (losses) on changes in fair value included in Other Income (Loss)	(17,161)
Included in AOCI	24,512
Purchases, issuances, sales and settlements:
Purchases	—
Issuances	—
Sales	—
Settlements	(57,053)
Transfers from HTM to AFS securities	—
Balance at March 31, 2011	$932,839

Total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the end of the period, included in net gains (losses) on changes in fair value	$(17,161)

Fair Value on a Nonrecurring Basis. We measure certain HTM securities at fair value on a nonrecurring basis. These assets are not carried at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances (e.g., when there is evidence of OTTI). These amounts fall under Level 3 in the fair value hierarchy.

As of March 31, 2011, and December 31, 2010, none of our HTM securities were carried at fair value.

Note 15 - Commitments and Contingencies

The following table summarizes our off-balance-sheet commitments at their notional amounts:

	March 31, 2011			December 31, 2010
By Commitment	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (1)	$45,582	$456,160	$501,742	$41,616	$485,220	$526,836
Unused lines of credit	778,246	—	778,246	762,418	—	762,418
Commitments to fund additional Advances (2)	32,850	—	32,850	15,633	—	15,633
Commitment to fund or purchase mortgage loans	21,771	—	21,771	57,063	—	57,063
Unsettled CO Bonds, at par (3)	1,090,000	—	1,090,000	412,000	—	412,000
Unsettled Discount Notes, at par	—	—	—	—	—	—

(1)    We had no outstanding commitments to issue standby letters of credit at March 31, 2011, or December 31, 2010.
(2)    Commitments to fund additional Advances are generally for periods up to 6 months.
(3)    Unsettled CO Bonds of $1,065,000 and $250,000, at March 31, 2011, and December 31, 2010, respectively, were hedged with associated interest-rate swaps.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Commitments to Extend Credit. Standby letters of credit are executed for members for a fee. A standby letter of credit is a financing arrangement between us and one of our members. If we are required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized Advance to the member. The original terms of these standby letters of credit, including related commitments, range from less than three months to 20 years, including a final expiration in 2029. The carrying value of guarantees related to standby letters of credit is recorded in Other Liabilities and was $6,746 and $5,859 at March 31, 2011, and December 31, 2010, respectively.

We monitor the creditworthiness of our standby letters of credit based on an evaluation of our members. We have established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit. Based on credit analyses performed by us as well as collateral requirements, we have not deemed it necessary to record any additional liability on these commitments. Commitments to extend credit are fully collateralized at the time of issuance. See Note 6 – Advances for more information.

Commitments to Fund or Purchase Mortgage Loans. Commitments that unconditionally obligate us to purchase mortgage loans are generally for periods not to exceed 91 days. Such commitments are reported as Derivative Assets or Derivative Liabilities at their fair value.

Pledged Collateral. We generally execute derivatives with large banks and major broker-dealers and generally enter into bilateral pledge (collateral) agreements.  We had pledged $15,550 and $31,200 of cash collateral, at par, at March 31, 2011, and December 31, 2010, respectively. At March 31, 2011, and December 31, 2010, we had not pledged any securities as collateral.

Legal Proceedings. We are subject to legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on our financial condition or results of operations.

Further discussion of other commitments and contingencies is provided in Note 6 – Advances; Note 7 – Mortgage Loans Held for Portfolio; Note 9 – Derivative and Hedging Activities; Note 11 – Consolidated Obligations; Note 12 – Capital; and Note 14 – Estimated Fair Value.

Note 16 - Transactions with Related Parties

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

The following table sets forth significant outstanding balances with respect to transactions with related parties.

Related Party Activity	March 31, 2011	December 31, 2010
Advances, par value	$4,300,000	$4,626,477
% of Total Advances, par value	25%	26%
Mortgage Loans Held for Portfolio, UPB	$2,765,772	$2,863,456
% of Total Mortgage Loans Held for Portfolio, UPB	43%	43%
Capital Stock, including MRCS	$618,807	$618,807
% of Total Capital Stock, including MRCS	27%	27%

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Transactions with Directors' Financial Institutions.  We provide, in the ordinary course of business, products and services to members whose officers or directors serve on our board of directors.  Finance Agency regulations require that transactions with directors' financial institutions be made on the same terms as those with any other member.  We had Advances, Mortgage Loans Held for Portfolio, and Capital Stock outstanding (including MRCS) to directors' financial institutions as follows:

Balances with directors' financial institutions	March 31, 2011	December 31, 2010
Advances, par value	$734,605	$4,408,276
% of Total Advances, par value	4%	25%
Mortgage Loans Held for Portfolio, UPB	$41,139	$758,879
% of Total Mortgage Loans Held for Portfolio, UPB	1%	11%
Capital Stock, including MRCS	$82,441	$406,555
% of Total Capital Stock, including MRCS	4%	18%

During the three months ended March 31, 2011, and 2010, we acquired mortgage loans from directors' financial institutions, presented as of the date of the directors' appointments and resignations, as follows:

	Three Months Ended March 31,
	2011	2010
Mortgage Loans purchased from directors' financial institutions	$2,254	$2,192

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Presentation.  This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our 2010 Form 10-K and the financial statements and related footnotes contained in Item 1. Financial Statements. We use certain acronyms and terms throughout this Form 10-Q which are defined in the Glossary of Terms located after Item 6. Exhibits.

As used in this Form 10-Q, unless the context otherwise requires, the terms "we," "us," and "our" refer to the Federal Home Loan Bank of Indianapolis.

Amounts less than one million may not be reflected in this report and may not appear to agree to the Statement of Income due to rounding in previous quarters.  Amounts used to calculate changes are based on numbers in the thousands.  Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

Special Note Regarding Forward-looking Statements

Statements in this Form 10-Q, including statements describing our objectives, projections, estimates or future predictions, may be "forward-looking statements."  These statements may use forward-looking terminology, such as "anticipates," "believes," "could," "estimates," "may," "should," "expects," "will," or their negatives or other variations on these terms.  We caution that, by their nature, forward-looking statements involve risk or uncertainty and that actual results either could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized.  These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

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

•
political events, including legislative, regulatory, or other developments, and judicial rulings that affect us, our status as a secured creditor, our members, counterparties, one or more of the FHLBanks and/or investors in the Consolidated Obligations of the 12 FHLBanks;

•
changes in our ability to raise capital market funding, including changes in credit ratings and the level of government guarantees provided to other United States and international financial institutions; and competition from other entities borrowing funds in the capital markets;

•	negative adjustments in the FHLBanks' credit ratings that could adversely impact the pricing and marketability of our Consolidated Obligations, products, or services;

•	risk of loss should one or more of the FHLBanks be unable to repay its participation in the Consolidated Obligations, or otherwise be unable to meet its financial obligations;

•	ability to attract and retain skilled individuals in order to fulfill an anticipated increase in staffing needs due to the evolving regulatory environment;

•	ability to develop and support technology and information systems sufficient to effectively manage the risks of our business;

•	changes in terms of interest-rate exchange agreements and similar agreements;

•	risk of loss arising from natural disasters, acts of war or acts of terrorism; and

•	changes in or differing interpretations of accounting guidance.

Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make through reports filed with the SEC in the future, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Executive Summary

Overview

We are a regional wholesale bank that makes Advances, purchases mortgages and other investments, and provides other financial services to our member financial institutions.  These member financial institutions can consist of federally-insured depository institutions (including commercial banks, thrifts, and credit unions), community development financial institutions and insurance companies.  All member financial institutions are required to purchase shares of our Class B Capital Stock as a condition of membership.  Our public policy mission is to facilitate and expand the availability of financing for housing and community development.  We seek to achieve our mission by providing products and services to our members in a safe, sound, and profitable manner, and by generating a competitive return on their capital investment. See Item 1. Business - Background Information in our 2010 Form 10-K for more information.

We group our products and services within two business segments:

•
Traditional, which includes credit services (such as Advances, letters of credit, and lines of credit), investments (including Federal Funds Sold, Securities Purchased Under Agreements to Resell, AFS securities, and HTM securities), and deposits; and

•	MPP, which consists of mortgage loans purchased from our members.

Our principal source of funding is the proceeds from the sale to the public of FHLBank debt instruments, called Consolidated Obligations, which are the joint and several obligation of all 12 FHLBanks.  We obtain additional funds from deposits, other borrowings, and the sale of capital stock to our members.

Our primary source of revenue is interest earned on Advances, long- and short-term investments, and mortgage loans purchased from our members.

Our Net Interest Income is primarily determined by the interest-rate spread between the interest rate earned on our assets and the interest rate paid on our share of the Consolidated Obligations.  We use funding and hedging strategies to mitigate the related interest-rate risk.

The Economy and the Financial Services Industry

Our financial condition and results of operations are influenced by the general state of the global and national economies, the local economies in our district states of Indiana and Michigan and their impact on our member financial institutions; the conditions in the financial, credit and mortgage markets; and the prevailing level of interest rates. The U.S. economy entered a recession in December 2007, which ended in June 2009. Many of the effects of this recession and the world-wide financial crisis continued during the first quarter of 2011, including serious pressures on earnings and capital at many financial institutions, high unemployment rates, high levels of mortgage delinquencies and foreclosures, and depressed housing prices. Delays in processing problem loans contributed to the backlog of distressed properties that has been building up, putting ongoing downward pressure on home prices.

According to a press release issued by the FOMC of the Federal Reserve on April 27, 2011, there are signs that the economic recovery is proceeding at a moderate pace, and overall conditions in the labor market are improving gradually.  The FOMC indicated that it will maintain the target range for the federal funds rate at 0.00-0.25%, as it continues to anticipate that economic conditions, including low rates of resource utilization, subdued inflation trends, and stable inflation expectations, are likely to warrant exceptionally low levels of the federal funds rate for an extended period.

To promote a stronger pace of economic recovery and to help ensure that inflation, over time, is at levels consistent with its mandate, the FOMC decided to continue to expand its holdings of securities as announced in November. In particular, the FOMC is maintaining its existing policy of reinvesting principal payments from its securities holdings and will complete its purchases of $600 billion of longer-term Treasury securities by the end of the second quarter of 2011. The FOMC will regularly review the size and composition of its securities holdings in light of incoming information and is prepared to adjust those holdings as needed to best foster maximum employment and price stability.

Economic data for Indiana and Michigan continue to generally compare unfavorably to national data. The Bureau of Labor Statistics reported that Michigan's preliminary unemployment rate declined to 10.3% for March 2011, while Indiana's preliminary rate decreased to 8.5%, compared to the U.S. rate of 8.8%. Lender Processing Services reported that Indiana had a non-current mortgage rate (loans past due 30 days or more) of 14.3%, and Michigan had a non-current mortgage rate of 13.4% for February 2011, placing both states above the national rate of 13.0%.

In its most recent forecast, the Center for Econometric Research at Indiana University stated that its current forecast for the Indiana economy has turned more optimistic for both employment and the growth rate of personal income. The most recent forecast published by the Research Seminar in Quantitative Economics at the University of Michigan states that Michigan recorded a stronger recovery in jobs than the nation from the low point in the third quarter of 2009 until now. However, the University of Michigan economists expect state job growth to to be less than national job growth through 2012. We believe the overall economic outlook for our district is showing some signs of improvement but will continue to trail the overall U.S. economy.

Financial Trends in the Capital Markets

The Office of Finance, our fiscal agent, issues debt in the global capital markets on behalf of the 12 FHLBanks in the form of Consolidated Obligations, which include CO Bonds and Discount Notes.  Our funding operations depend on debt issued by the Office of Finance, and the issuance of our debt is affected by events in the capital markets.

During the first three months of 2011, the Federal Reserve purchased an additional $320 billion in U.S. Treasury securities as part of its efforts to support interest rates. Market participants are focused on the potential impact of the conclusion of this program on interest rates and the debt markets in general. On February 11, 2011, the U.S. Treasury published "Reforming America's Housing Finance Market: A Report to Congress," a white paper outlining the current U.S. housing finance system and broad steps to move to a new housing finance system. Although the white paper primarily focused on Fannie Mae and Freddie Mac, it did suggest some changes to the FHLBank System. These events did not appear to have a negative impact on our funding costs, as FHLBank funding costs have generally improved since mid-February.

Taxable money market fund assets declined by $62 billion during the first quarter of 2011. As a subset of those assets, taxable money market fund investments allocated to the "U.S. Other Agency" category declined by $36 billion during the first quarter of 2011. The SEC's final rule on money market fund reform, which included amendments to SEC Rule 2a-7, became effective on May 5, 2010, with certain aspects of the rule phased in over the remainder of 2010. This new rule, combined with shrinking yields in the money market sector, has driven investors to seek riskier investment categories that offer a higher rate of return.

However, our Discount Notes with remaining maturities of 60 days or less are included in the definition of weekly liquid assets, which has helped maintain investor demand for shorter-term Discount Notes.

On April 20, 2011, S&P announced that it affirmed the AAA rating on the FHLBank System's Consolidated Obligations but revised its outlook on our Consolidated Obligations from stable to negative. S&P also affirmed our Bank's AAA issuer credit rating while revising its outlook from stable to negative. These ratings actions reflect S&P's revision of the outlook on the long-term sovereign credit rating of the U.S. government from stable to negative. Due to our status as a GSE and the application of S&P's government-related entity criteria, our issuer rating is constrained by the long-term sovereign credit rating of the U.S. government. The change in outlook has not had a material impact on our funding costs. On April 21, 2011, Moody's announced that it maintains its stable outlook on the Aaa rating of the U.S. government.

Our Consolidated Obligations continued to decrease during the first quarter of 2011, declining by $1.0 billion or 3% to $39.8 billion at March 31, 2011. This decrease was primarily due to our lower funding needs resulting from the decline in Advances.

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

Periods of economic growth have led to significant use of wholesale funds by our members because businesses typically fund expansion by using either wholesale or retail borrowing.  Conversely, slow economic growth has tended to decrease our members' wholesale borrowing activity.  Member demand for Advances and the MPP is also influenced by the steepness of the yield curve, as well as the availability and cost of other sources of wholesale or government funding.  Advances declined during the first quarter of 2011 due to repayments and decreased demand related to various economic factors such as growth in our members' deposits and low loan demand at our members' institutions.  Mortgage Loans Held for Portfolio also decreased as purchases of mortgage loans were not large enough to fully offset the reduction due to repayments.

The market turmoil in 2008 and 2009 created opportunities to generate spreads well above historic levels on certain types of transactions.  The frequency and level of high-spread investment opportunities diminished during 2010 and spreads on our Advances and short-term investments began to normalize.  We expect Net Interest Income to decline in 2011 if spreads on our mortgage-related assets revert to normal levels. However, these spreads could be influenced by unexpected changes in the market environment.

Summary of Selected Financial Data

The following table presents a summary of certain financial information as of and for the periods indicated ($ amounts in millions):

	As of and for the Three Months Ended
	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Statement of Condition:
Total Assets	$43,901	$44,930	$44,862	$45,639	$47,072
Advances	17,679	18,275	18,914	19,989	21,582
Investments (1)	19,274	19,785	19,294	18,734	16,860
Mortgage Loans Held for Portfolio	6,469	6,703	6,487	6,749	6,990
Allowance for Loan Losses	(1)	(1)	—	—	—
Discount Notes	8,489	8,925	9,728	7,434	11,537
CO Bonds	31,287	31,875	30,548	33,616	31,267
Total Consolidated Obligations, net	39,776	40,800	40,276	41,050	42,804
MRCS	658	658	782	781	751
Capital Stock, Class B Putable	1,614	1,610	1,733	1,731	1,732
Retained Earnings	437	427	396	351	373
AOCI	(60)	(90)	(255)	(264)	(344)
Total Capital	1,991	1,947	1,874	1,818	1,761

Statement of Income:
Net Interest Income	60	67	82	56	62
Provision for Credit Losses	1	1	—	—	—
Net OTTI Credit Losses	(18)	(2)	— (2)	(62)	(6)
Other Income (Loss), excluding Net OTTI Credit Losses	—	11	1	—	(1)
Other Expenses	13	19	14	11	11
Total Assessments	8	15	18	(4)	12
Net Income (Loss)	20	41	51	(13)	32

Selected Financial Ratios:
Return on average equity (3)	4.08%	8.76%	10.96%	(2.90)%	7.42%
Return on average assets	0.18%	0.35%	0.45%	(0.11)%	0.28%
Dividend payout ratio (4)	53.14%	21.40%	12.67%	NM (4)	26.92%
Net interest margin (5)	0.55%	0.58%	0.73%	0.47%	0.53%
Total Capital ratio (at period end) (6)	4.54%	4.33%	4.18%	3.98%	3.74%
Total regulatory capital ratio (at period end) (7)	6.17%	6.00%	6.49%	6.27%	6.07%
Average Equity to Average Assets	4.43%	4.03%	4.09%	3.77%	3.74%
Weighted average dividend rate, Class B stock (8)	2.50%	2.00%	1.50%	2.00%	2.00%
Par amount of outstanding Consolidated Obligations for all 12 FHLBanks	$765,980	$796,374	$806,006	$846,481	$870,928

(1)    Investments consist of HTM securities, AFS securities, Interest-Bearing Deposits, Federal Funds Sold, Securities Purchased Under Agreements to Resell, and Loans to Other FHLBanks.
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

Results of Operations for the Three Months Ended March 31, 2011, and 2010

Net Income

Net Income was $19.9 million for the three months ended March 31, 2011, a decrease of $12.4 million or 38% compared to the same period in 2010. The decrease was primarily due to higher OTTI credit losses on our private-label mortgage-backed securities recognized in Other Income (Loss) that totaled $18.4 million for the first quarter of 2011, compared to $6.1 million for the same period in 2010. Non-credit losses of $17.7 million and $5.8 million, respectively, were reclassified from AOCI to Other Income (Loss). Net Interest Income After Provision for Credit Losses decreased by $2.4 million or 4% for the three months ended March 31, 2011, compared to the same period in 2010.

The following table presents the comparative highlights of our results of operations ($ amounts in millions):

	Three Months Ended March 31,
			$	%
Comparative Highlights	2011	2010	change	change
Net Interest Income After Provision for Credit Losses	$59	$62	$(3)	(4)%
Other Income (Loss)	(18)	(7)	(11)	(187)%
Other Expenses	13	11	2	24%
Income Before Assessments	28	44	(16)	(38)%
Total Assessments	8	12	(4)	(36)%
Net Income	$20	$32	$(12)	(38)%

Analysis of Results of Operations for the Three Months Ended March 31, 2011, and 2010

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

See Net Gains (Losses) on Derivatives and Hedging Activities herein for information on the net effect of derivatives on our Net Interest Income.

Items that decreased Net Interest Income After Provision for Credit Losses for the three months ended March 31, 2011, compared to the same period in 2010, included:

•	lower average balances of Advances and Mortgage Loans Held for Portfolio, as shown in the table below;

•	narrower spreads on Advances and short-term investments;

•	higher interest expense on MRCS; and

•	the provision for losses on Mortgage Loans Held for Portfolio.

These decreases were partially offset by:

•	higher prepayment fee income on Advances;

•	higher average balances of Investment Securities, as shown in the table below; and

•	wider spreads on mortgage-related assets, primarily due to the replacement of higher-costing debt with lower-costing debt reflecting the current low interest-rate environment.

The following tables present average balances, interest income and expense, and average yields of our major categories of interest-earning assets and the sources funding those interest-earning assets ($ amounts in millions):

	Three Months Ended March 31,
	2011			2010
	Average Balance	Interest Income/ Expense	Avg. Yield	Average Balance	Interest Income/ Expense	Avg. Yield
Assets:
Federal Funds Sold and Securities Purchased Under Agreements to Resell	$7,898	$4	0.18%	$7,978	$3	0.14%
Investment Securities (1)	11,605	60	2.11%	9,841	65	2.68%
Advances (2)	17,923	42	0.96%	22,040	51	0.94%
Mortgage Loans Held for Portfolio (2)	6,596	80	4.93%	7,141	91	5.15%
Other Assets (interest-earning) (3)	39	1	5.46%	120	—	1.33%
Total interest-earning assets	44,061	187	1.72%	47,120	210	1.81%
Other Assets (4)	487			108
Total Assets	$44,548			$47,228

Liabilities and Capital:
Interest-Bearing Deposits	$699	—	0.04%	$914	—	0.03%
Discount Notes	8,611	3	0.15%	8,058	2	0.12%
CO Bonds (2)	31,509	119	1.53%	34,350	142	1.68%
MRCS	658	5	2.97%	755	4	1.92%
Other Borrowings	—	—	—%	—	—	—%
Total interest-bearing liabilities	41,477	127	1.24%	44,077	148	1.36%
Other Liabilities	1,096			1,385
Total Capital	1,975			1,766
Total Liabilities and Capital	$44,548			$47,228
Net Interest Income and net spread on interest-earning assets less interest-bearing liabilities		$60	0.48%		$62	0.45%
Net interest margin	0.55%			0.53%
Average interest-earning assets to interest-bearing liabilities	1.06			1.07

(1)    The average balances of investment securities are reflected at amortized cost; therefore, the resulting yields do not reflect changes in fair value that are reflected as a component of AOCI, nor do they include the effect of OTTI related to non-credit losses. Interest income/expense includes the effect of associated interest-rate exchange agreements.
(2)    Total interest and effective yield/rate includes all other components of interest, including the impact of net interest payments or receipts on derivatives, hedge accounting amortization, and Advance prepayment fees.
(3)    Other Assets (interest-earning) consists of Interest-Bearing Deposits, Loans to Other FHLBanks, and Rabbi Trust assets.
(4)    Includes the non-credit portion of OTTI losses on AFS and HTM securities for purposes of the average balance sheet presentation.

The following table summarizes changes in Interest Income and Interest Expense between the three months ended March 31, 2011, and 2010 ($ amounts in millions):

	Three Months Ended March 31,
	2011 over 2010
	Volume	Rate	Total
Increase (Decrease) in Interest Income:
Federal Funds Sold and Securities Purchased Under Agreements to Resell	$—	$1	$1
Investment Securities	11	(16)	(5)
Advances	(10)	1	(9)
Mortgage Loans Held for Portfolio	(7)	(4)	(11)
Other Assets, net	—	1	1
Total	(6)	(17)	(23)
Increase (Decrease) in Interest Expense:
Interest-Bearing Deposits	—	—	—
Discount Notes	—	1	1
CO Bonds	(11)	(12)	(23)
MRCS	—	1	1
Other Borrowings	—	—	—
Total	(11)	(10)	(21)
Increase (Decrease) in Net Interest Income Before Provision for Credit Losses	$5	$(7)	$(2)

Changes in both volume and interest rates influence changes in Net Interest Income and net interest margin.  Changes in Interest Income and Interest Expense that are not identifiable as either volume-related or rate-related, but are attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the volume and rate changes.

Other Income

The following table presents a breakdown of Other Income (Loss) for the three months ended March 31, 2011, and 2010 ($ amounts in millions):

	Three Months Ended
	March 31,
Components of Other Income (Loss)	2011	2010
Total OTTI Losses	$(3)	$(14)
Portion of Impairment Losses Reclassified to (from) Other Comprehensive Income (Loss)	(15)	8
Net OTTI Losses	(18)	(6)
Net Gains (Losses) on Derivatives and Hedging Activities	—	(1)
Service Fees	—	—
Standby Letters of Credit Fees	—	—
Loss on Extinguishment of Debt	—	—
Other, net	—	—
Total Other Income (Loss)	$(18)	$(7)

The unfavorable change in Other Income (Loss) for the three months ended March 31, 2011, compared to the same period in 2010, was primarily due to the higher credit losses on certain private-label RMBS described in Results of OTTI Evaluation Process below. The net effect of derivatives on our Net Interest Income and Other Income (Loss) is presented in Net Gains (Losses) on Derivatives and Hedging Activities below.

Results of OTTI Evaluation Process. As a result of our evaluations, during the three months ended March 31, 2011, and 2010, we recognized OTTI losses on 16 and 13 private-label RMBS, respectively.  These securities had an aggregate UPB of $0.9 billion and $0.7 billion, respectively.  We determined that we would not recover the entire amortized cost of these securities, and, therefore, we recognized OTTI credit losses as shown in the table below ($ amounts in millions).

		Impairment
	Impairment Related to	Related to All Other	Total
Three Months Ended March 31, 2011	Credit Loss	Factors	Impairment
Impairment on securities for which OTTI was not previously recognized	$—	$—	$—
Additional impairment on securities for which OTTI was previously recognized	18	(15)	3
Total	$18	$(15)	$3

Three Months Ended March 31, 2010
Impairment on securities for which OTTI was not previously recognized	$—	$14	$14
Additional impairment on securities for which OTTI was previously recognized	6	(6)	—
Total	$6	$8	$14

Net Gains (Losses) on Derivatives and Hedging Activities. The table below presents the net effect of derivatives on Net Interest Income and on Other Income (Loss), within the line Net Gains (Losses) on Derivatives and Hedging Activities, by type of hedge and hedged item ($ amounts in millions).

Three Months Ended March 31, 2011	Advances	Investments	Mortgage Loans	CO Bonds	Discount Notes	Total
Net Interest Income:
Amortization/accretion of hedging activities in net interest income (1)	$—	$3	$—	$—	$—	$3
Net interest settlements included in net interest income (2)	(81)	(21)	—	32	—	(70)
Total Net Interest Income	(81)	(18)	—	32	—	(67)
Net Gains (Losses) on Derivatives and Hedging Activities:
Gains (losses) on fair value hedges	1	—	—	(1)	—	—
Gains (losses) on derivatives not receiving hedge accounting	—	—	—	—	—	—
Net Gains (Losses) on Derivatives and Hedging Activities	1	—	—	(1)	—	—
Total net effect of derivatives and hedging activities	$(80)	$(18)	$—	$31	$—	$(67)

Three Months Ended March 31, 2010
Net Interest Income:
Amortization/accretion of hedging activities in net interest income (1)	$—	$2	$—	$1	$—	$3
Net interest settlements included in net interest income (2)	(136)	(19)	—	63	—	(92)
Total Net Interest Income	(136)	(17)	—	64	—	(89)
Net Gains (Losses) on Derivatives and Hedging Activities:
Gains (losses) on fair value hedges	(1)	—	—	—	—	(1)
Gains (losses) on derivatives not receiving hedge accounting	—	—	—	—	—	—
Net Gains (Losses) on Derivatives and Hedging Activities	(1)	—	—	—	—	(1)
Total net effect of derivatives and hedging activities	$(137)	$(17)	$—	$64	$—	$(90)

(1)    Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.
(2)    Represents interest income/expense on derivatives included in Net Interest Income.

Other Expenses

The following table presents a breakdown of Other Expenses for the three months ended March 31, 2011, and 2010 ($ amounts in millions):

	Three Months Ended March 31,
	2011	2010
Compensation and Benefits	$9	$7
Other Operating Expenses	2	3
Finance Agency and Office of Finance Expenses	2	1
Other	—	—
Total Other Expenses	$13	$11

The increase in Other Expenses for the three months ended March 31, 2011, compared to the same period in 2010, was primarily due to increased compensation and benefit expenses, which were mainly attributable to additional staff needed to support systems enhancements and compliance-related initiatives, as well as increased retirement plan costs due to a lower discount rate used to calculate the benefit obligation.

AHP and REFCORP Assessments

AHP and REFCORP contributions are statutorily required and are calculated simultaneously because of their interdependence.

AHP.  The FHLBanks are required to set aside annually, in the aggregate, the greater of $100 million or 10% of their net earnings before Interest Expense on MRCS and after the REFCORP assessments, to fund the AHP.  Each FHLBank's required annual AHP contribution is limited to its annual net earnings.  Our AHP expense for the three months ended March 31, 2011, was $2.7 million, compared to $4.0 million of AHP expense for the same period in 2010.

REFCORP.  Each FHLBank is required to pay to REFCORP 20% of net earnings after operating expenses and AHP expense.  Our REFCORP expense for the three months ended March 31, 2011, was $5.0 million, compared to $8.1 million for the same period in 2010.

The decreases in both AHP and REFCORP expense for the quarter ended March 31, 2011, are directly attributable to the lower level of Income Before Assessments for the quarter ended March 31, 2011, compared to the same period in 2010.

The FHLBanks will continue to be obligated to pay the REFCORP assessment until the aggregate amounts actually paid by all 12 FHLBanks are equivalent to a $300 million annual annuity (or a scheduled payment of $75 million per quarter) with a final maturity date of April 15, 2030, at which point the required payment of each FHLBank to REFCORP will be fully satisfied.

However, the aggregate payments made by the FHLBanks through the first quarter of 2011 have exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening the remaining term as of March 31, 2011, to July 15, 2011. This date assumes that the FHLBanks will pay the remaining $73.4 million for the second quarter of 2011. See Liquidity and Capital Resources - Joint Capital Enhancement Agreement for information about the JCE Agreement that will become operational once our REFCORP obligation has been satisfied.

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

The Traditional business segment includes credit services (such as Advances, letters of credit, and lines of credit), investments (including Federal Funds Sold, Securities Purchased Under Agreement to Resell, AFS securities, and HTM securities) and deposits. The following table sets forth our financial performance for this operating segment ($ amounts in millions):

	Three Months Ended March 31,
Traditional Segment	2011	2010
Net Interest Income After Provision for Credit Losses	$35	$39
Provision for Credit Losses	—	—
Other Income (Loss)	(18)	(6)
Other Expenses	12	10
Income Before Assessments	5	23
Total Assessments	2	6
Net Income	$3	$17

The decrease in Net Income for the Traditional segment for the three months ended March 31, 2011, compared to the same period in 2010, was primarily due to the following factors:

•	a decrease in Net Interest Income After Provision for Credit Losses primarily resulting from lower average balances of Advances, partially offset by higher prepayment fees on Advances; and

•
a decrease in Other Income (Loss) substantially due to the higher credit losses on certain private-label RMBS, as described in Results of Operations for the Three Months Ended March 31, 2011, and 2010 - Other Income - Results of OTTI Evaluation Process herein.

These decreases were partially offset by lower Total Assessments, which were directly attributable to the lower Income Before Assessments.

The MPP business segment consists of mortgage loans purchased from our members. The following table sets forth our financial performance for this operating segment ($ amounts in millions):

	Three Months Ended March 31,
MPP Segment	2011	2010
Net Interest Income After Provision for Credit Losses	$25	$23
Provision for Credit Losses	(1)	—
Other Income (Loss)	—	(1)
Other Expenses	1	1
Income Before Assessments	23	21
Total Assessments	6	6
Net Income	$17	$15

The increase in Net Income for the MPP segment for the three months ended March 31, 2011, compared to the same period in 2010, was primarily due to higher Net Interest Income After Provision for Credit Losses resulting from higher spreads attributable to the replacement of higher-costing debt with lower-costing debt reflecting the current low interest-rate environment, partially offset by the lower average balance of MPP loans.

Analysis of Financial Condition

Total Assets were $43.9 billion as of March 31, 2011, a decrease of 2% compared to December 31, 2010.  This $1.0 billion decrease was primarily due to net decreases of $0.6 billion in Advances and $0.2 billion in Mortgage Loans Held for Portfolio.

Total Liabilities were $41.9 billion at March 31, 2011, a decrease of 3% compared to December 31, 2010. This $1.1 billion decrease was primarily due to a decrease of $1.0 billion in Consolidated Obligations, which typically fluctuate in relation to our Total Assets.

Advances

Advances totaled $17.7 billion at March 31, 2011, a decrease of 3% compared to December 31, 2010. This decrease was primarily due to repayments and our members' reduced need for liquidity in the current economic environment.  In general, Advances fluctuate in accordance with our members' funding needs related to their deposit levels, mortgage pipelines, investment opportunities, available collateral, other balance sheet strategies, and the cost of alternative funding opportunities.

A breakdown of Advances by primary product line is provided below ($ amounts in millions):

	March 31, 2011		December 31, 2010
		% of		% of
By Primary Product Line	Amount	Total	Amount	Total
Fixed-rate
Fixed-rate (1)	$11,799	69%	$11,959	68%
Amortizing/mortgage matched (2)	2,024	12%	1,789	10%
Other	45	—%	15	—%
Total fixed-rate	13,868	81%	13,763	78%
Adjustable/variable-rate indexed (3)	3,267	19%	3,875	22%
Total Advances, par value	17,135	100%	17,638	100%
Total Adjustments (unamortized discounts, hedging and other)	544		637
Total Advances	$17,679		$18,275

(1)    Includes fixed-rate bullet and putable Advances
(2)    Includes fixed-rate amortizing Advances
(3)    Includes adjustable-rate and variable-rate Advances

Cash and Investments

The following table provides balances, at carrying value, for our cash and investments ($ amounts in millions):

Components of Cash and Investments	March 31, 2011	December 31, 2010
Cash	$315	$12
Interest-Bearing Deposits	—	—
Securities Purchased Under Agreements to Resell	125	750
Federal Funds Sold	7,521	7,325
Total Cash and Short-term Investments	7,961	8,087
AFS securities:
GSE debentures	1,912	1,930
TLGP debentures	324	325
Private-label MBS	933	983
Total AFS securities	3,169	3,238
HTM securities:
GSE debentures	294	294
TLGP debentures	1,981	2,066
Other U.S. Obligations - guaranteed RMBS	2,309	2,327
GSE RMBS	3,254	3,044
Private-label MBS	600	719
Private-label ABS	21	22
Total HTM securities	8,459	8,472
Total Investment Securities	11,628	11,710
Total Cash and Investments, carrying value	$19,589	$19,797

Cash and Short-Term Investments

Cash and short-term investments totaled $8.0 billion at March 31, 2011, a decrease of 2% compared to December 31, 2010.  This decrease was primarily due to a decrease of $0.6 billion in Securities Purchased Under Agreements to Resell, partially offset by an increase of $0.2 billion in Federal Funds Sold and an increase of $0.3 billion in cash. The composition of our short-term investment portfolio is influenced by the availability of short-term investments at attractive interest rates, relative to our cost of funds. The maturities of the short-term investments provide cash flows to support our ongoing liquidity needs.

Mortgage Loans Held for Portfolio

We purchase mortgage loans from our members through our MPP.  At March 31, 2011, we held $6.5 billion of MPP loans, a decrease of 4%, compared to December 31, 2010.  The decrease was primarily due to repayments of outstanding mortgage loans exceeding the purchases of new loans. In general, the volume of mortgage loans purchased through the MPP is affected by several factors, including the general level of housing activity in the U.S., the level of refinancing activity, and consumer product preferences.

Deposits (Liabilities)

Total Deposits were $0.6 billion at March 31, 2011, a decrease of 8% compared to December 31, 2010.  These deposits represent a relatively small portion of our funding, and they vary depending upon market factors, such as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' investment preferences with respect to the maturity of their investments, and member liquidity.

Consolidated Obligations

At March 31, 2011, the carrying values of our Discount Notes and CO Bonds totaled $8.5 billion and $31.3 billion, respectively, compared to $8.9 billion and $31.9 billion, respectively, at December 31, 2010.  The overall balance of our Consolidated Obligations fluctuates in relation to our Total Assets.

Derivatives

As of March 31, 2011, and December 31, 2010, we had Derivative Assets, net of collateral held or posted including accrued interest, with fair values of $14.5 million and $6.2 million, respectively, and Derivative Liabilities, net of collateral held or posted including accrued interest, with fair values of $575.4 million and $657.0 million, respectively.  These fair values reflect the impact of interest-rate changes.

Capital

Total Capital was $2.0 billion at March 31, 2011, an increase of 2% compared to December 31, 2010.  This increase was primarily due to an increase in Retained Earnings of $9.3 million and an increase in AOCI of $30.1 million. The improvement in AOCI was mainly attributable to Other Comprehensive Income, which included unrealized gains of $4.3 million on AFS securities, the non-credit portion of OTTI losses of $6.8 million on AFS securities, and the reclassification of OTTI credit losses of $17.7 million from AOCI to Other Income (Loss).

Liquidity and Capital Resources

Our cash and short-term investments portfolio, which included Federal Funds Sold and Securities Purchased Under Agreements to Resell, totaled $8.0 billion at March 31, 2011, compared to $8.1 billion at December 31, 2010.  The maturities of the short-term investments provide cash flows to support our ongoing liquidity needs. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our 2010 Form 10-K for more detailed information. We have not identified any known trends, demands, commitments, events or uncertainties that are likely to materially increase or decrease our liquidity.

Capital Resources

Total Regulatory Capital.  Our total regulatory capital consists of Retained Earnings and total regulatory capital stock, which includes Class B Capital Stock and MRCS.  MRCS is classified as a liability on our Statement of Condition.

Capital Adequacy.  We are required by Finance Agency regulations to maintain sufficient permanent capital (defined as Class B Stock, MRCS, and Retained Earnings) to meet the combined credit risk, market risk and operational risk components of the risk-based capital requirement. The Finance Agency may mandate us to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined.  As of March 31, 2011, and December 31, 2010, our risk-based capital requirement was $0.9 billion, compared to permanent capital of $2.7 billion.

In addition, the Gramm-Leach-Bliley Act of 1999 and Finance Agency regulations require us to maintain at all times a regulatory capital ratio of at least 4.00% and a leverage ratio of at least 5.00%.  At March 31, 2011, our regulatory capital ratio was 6.17%, and our leverage ratio was 9.26%.

Capital Distributions.  We may, but are not required to, pay dividends on our stock. Dividends are non-cumulative and may be paid in cash or Class B Capital Stock out of previously retained earnings and current net earnings, as authorized by our board of directors and subject to Finance Agency regulations. No dividend may be declared or paid if we are or would be, as a result of such payment, in violation of our minimum capital requirements. Moreover, we may not pay dividends if any principal or interest due on any Consolidated Obligations issued on behalf of any of the FHLBanks has not been paid in full, or under certain circumstances, if we fail to satisfy liquidity requirements under applicable Finance Agency regulations.

Our Capital Plan divides our Class B stock into two sub-series: Class B-1 and Class B-2. The difference between the two sub-series is that Class B-2 is required stock that is subject to a redemption request and pays a lower dividend. The Class B-2 stock dividend is presently calculated at 80% of the amount of the Class B-1 dividend and can only be changed by amendment of our Capital Plan by our board of directors with approval of the Finance Agency.

On April 27, 2011, our board of directors declared a cash dividend of 2.50% (annualized) on our Capital Stock Putable-Class B-1 and of 2.00% (annualized) on our Capital Stock Putable-Class B-2.

Joint Capital Enhancement Agreement. Effective February 28, 2011, we entered into a JCE Agreement with the other 11 FHLBanks. The JCE Agreement provides that, upon satisfaction of the FHLBanks' obligations to REFCORP, each FHLBank will, on a quarterly basis, allocate at least 20% of its Net Income to an RRE Account. Under the JCE Agreement, each FHLBank will be required to make allocations to its RRE Account up to 1% of its total outstanding Consolidated Obligations, which for this purpose is based on the most recent quarter's average carrying value of Total Consolidated Obligations, consisting of all Consolidated Obligations, excluding fair value option and hedging adjustments, for which an FHLBank is the primary obligor.
The JCE Agreement further requires each FHLBank to submit an application to the Finance Agency for approval to amend its Capital Plan or Capital Plan submission, as applicable, consistent with the terms of the JCE Agreement. Under the JCE Agreement, if the FHLBanks' REFCORP obligation terminates before the Finance Agency has approved all proposed Capital Plan amendments submitted pursuant to the JCE Agreement, each FHLBank will nevertheless be required to commence the required allocation to its RRE Account beginning as of the end of the calendar quarter in which the final payments are made by the FHLBanks with respect to their REFCORP obligations. Depending on the earnings of the FHLBanks, the REFCORP obligations could be satisfied as of the end of the second quarter of 2011, with a final payment due on July 15, 2011. As of the date of this report, representatives of the Bank have been in discussions with the Finance Agency on amending our Capital Plan to incorporate the terms of the JCE Agreement. Such discussions regarding the proposed Capital Plan amendments could result in amendments to the JCE Agreement, including, among other things, possible revisions to the termination provisions. For additional information, please refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Joint Capital Enhancement Agreement in our 2010 Form 10-K.
Mandatorily Redeemable Capital Stock.  At March 31, 2011, and December 31, 2010, we had $658.4 million in capital stock subject to mandatory redemption. See Note 12 - Capital - Notes to Financial Statements for additional information.

Excess Stock. Excess stock is capital stock that is not required as a condition of membership or to support services to members or former members.  In general, the level of excess stock fluctuates with our members' demand for Advances.  Finance Agency regulations prohibit an FHLBank from issuing new excess stock if the amount of excess stock outstanding exceeds 1% of our Total Assets.  At March 31, 2011, our outstanding excess stock of $1.2 billion was equal to 3% of our Total Assets.  Therefore, we are currently not permitted to distribute stock dividends.

Off-Balance Sheet Arrangements

See Note 15 - Commitments and Contingencies - Notes to Financial Statements for information on our off-balance sheet arrangements.

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

A full discussion of these critical accounting policies and estimates can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations section under the caption Critical Accounting Policies and Estimates in our 2010 Form 10-K.  See below for additional information regarding certain of these policies.

Other-Than-Temporary Impairment Analysis

In addition to evaluating our Private-label MBS and ABS under a base case (or best estimate) scenario, we also performed a cash-flow analysis for each of these securities under a more adverse housing price scenario.

This more stressful scenario was based on a housing price forecast that was 5 percentage points lower at the trough than the base case scenario, followed by a flatter recovery path.  Under this scenario, current-to-trough home price declines were projected to range from 5% to 15% over the three- to nine-month period beginning January 1, 2011.  Thereafter, home prices were projected to increase from the trough within a range of 0% to 1.9% in the first year, 0% to 2% in the second year, 1% to 2.7% in the third year, 1.3% to 3.4% in the fourth year, 1.3% to 4% in each of the fifth and sixth years, and 1.5% to 3.8% in each subsequent year.

The adverse scenario and associated results do not represent our current expectations, and therefore should not be construed as a prediction of our future results, market conditions or the actual performance of these securities. Rather, the results from this hypothetical stress test scenario provide a measure of the credit losses that we might incur if home price declines (and subsequent recoveries) are more adverse than those projected in our OTTI assessment.

The following table shows the base case scenario and what the impact on OTTI would have been under the more adverse home price scenario for the three months ended March 31, 2011 ($ amounts in millions):

	Three Months Ended March 31, 2011
	As Reported			Using Adverse Housing Price Scenario
	Number of		Impairment	Number of		Impairment
	Securities		Related to	Securities		Related to
NRSRO Classification	Impaired	UPB	Credit Loss	Impaired	UPB	Credit Loss
Prime	15	$840	$(17)	19	$1,060	$(51)
Alt-A	1	38	(1)	2	50	(2)
Total	16	$878	$(18)	21	$1,110	$(53)

Additional information about OTTI of our Private-label MBS and ABS is provided in Risk Management-Credit Risk Management-Investments herein, and in Note 5 - Notes to Financial Statements.

Provision for Credit Losses

Advances.  At March 31, 2011, based on the collateral held as security for Advances, management's credit analyses and prior repayment history, no allowance for losses on Advances is deemed necessary by management.

Mortgage Loans Acquired under MPP.  Based on our analysis, using the most recent 12 months weighted-average recovery rate through March 31, 2011, of approximately 54% of the original appraised value, further reduced by estimated liquidation costs, and after consideration of PMI, LRA, and SMI, we recorded $1.0 million of allowance for loan losses on our conventional mortgage loans at March 31, 2011.  We recorded no allowance at March 31, 2010. We have also performed our loan loss reserve analysis under multiple scenarios whereby we changed various assumptions and have concluded that a worsening of those assumptions down to a 50% recovery rate would have increased our allowance to approximately $4.0 million at March 31, 2011.

Recent Accounting and Regulatory Developments

Accounting Developments

See Note 2 - Recently Adopted and Issued Accounting Guidance - Notes to Financial Statements for a description of how recent accounting developments may impact our results of operations or financial condition.

Legislative and Regulatory Developments

The legislative and regulatory environment for the Bank continues to change as financial regulators issue proposed and/or final rules to implement the Dodd-Frank Act and as Congress begins to debate proposals for housing finance and GSE reform.

Dodd-Frank Act

As discussed under Legislative and Regulatory Developments in our 2010 Form 10-K, the Dodd-Frank Act will likely impact the FHLBanks' business operations, funding costs, rights, obligations, and/or the environment in which the FHLBanks carry out their housing finance mission. Certain regulatory actions during the period covered by this report resulting from the Dodd-Frank Act that may have an important impact on the Bank are summarized below, although the full effect of the Dodd-Frank Act will become known only after the required regulations, studies and reports are issued and finalized.

New Requirements for our Derivative Transactions

The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those utilized by us to hedge interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or in new swap execution facilities. Such cleared trades are expected to be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing swaps may reduce counterparty credit risk, the margin requirements for cleared trades have the potential to make derivative transactions more costly.

The Dodd-Frank Act also changes the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While we expect to continue to enter into uncleared trades on a bilateral basis, such trades are expected to be subject to new regulatory requirements, including new mandatory reporting requirements, new documentation requirements and new minimum margin and capital requirements imposed by bank and other federal regulators. Under the proposed margin rules, we will have to post both initial margin and variation margin to our swap dealer counterparties, but may be eligible in both instances for modest unsecured thresholds as "low risk financial end users." Pursuant to additional proposed Finance Agency provisions, we will be required to collect both initial margin and variation margin from our swap dealer counterparties, without any thresholds. These margin requirements and any related capital requirements could adversely impact the liquidity and pricing of certain uncleared derivative transactions entered into by the Bank, thus making uncleared trades more costly.

The CFTC has issued a proposed rule requiring that collateral posted by swaps customers to a clearinghouse in connection with cleared swaps be legally segregated on a customer basis.  However, in connection with this proposed rule the CFTC has left open the possibility that customer collateral would not have to be legally segregated but could instead be commingled with all collateral posted by other customers of the clearing member. Such commingling would put our collateral at risk in the event of a default by another customer of our clearing member. To the extent that the CFTC's final rule places our posted collateral at greater risk of loss in the clearing structure than under the current over-the-counter market structure, we may be adversely impacted.

The Dodd-Frank Act requires swap dealers and certain other large users of derivatives to register as "swap dealers" or "major swap participants," as the case may be, with the CFTC and/or the SEC. Based on the definitions in the proposed rules jointly issued by the CFTC and SEC, it does not appear likely that we will be required to register as a "major swap participant," although this registration remains a possibility. Also, based on the definitions in the proposed rules, it does not appear likely that we will be required to register as a "swap dealer" as a result of the derivative transactions that we enter into with dealer counterparties for the purpose of hedging and managing our interest rate risk, which constitute the majority of our derivative transactions. However, based on the proposed rules, it is possible that we could be required to register with the CFTC as a swap dealer based on the intermediated "swaps" that, as a matter of policy, we may enter into with our members.

It is also unclear how the final rule will treat certain advance products with members that may contain features that operate in a similar manner to certain derivatives, such as interest-rate caps, floors and options. The CFTC and SEC have issued joint proposed rules further defining the term "swap" under the Dodd-Frank Act. These proposed rules and accompanying interpretive guidance clarify that certain products will or will not be regulated as "swaps." However, at this time it remains unclear whether certain transactions between the Bank and our members will be treated as "swaps." Depending on how the terms "swap" and "swap dealer" are defined in the final regulations, we may be faced with the business decision of whether to continue to offer "swaps" to member customers if those transactions would require us to register as a swap dealer. Designation as a swap dealer would subject us to significant additional regulation and cost including, without limitation, registration with the CFTC, new internal and external business conduct standards, additional reporting requirements and additional swap-based capital and margin requirements. If we are designated in the final rule as a swap dealer, however, the proposed regulation would permit us to apply to the CFTC to limit such designation to those specified activities for which we are acting as a swap dealer. Upon such limited designation, our hedging activities would not be subject to the full requirements that will generally be imposed on traditional swap dealers.

We, together with the other FHLBanks, are actively participating in the development of the regulations under the Dodd-Frank Act by formally commenting to the regulators regarding a variety of rulemakings that could impact the FHLBanks. It is not expected that final rules implementing the Dodd-Frank Act will become effective until the latter half of 2011, and delays beyond that time are possible.

Regulation of Certain Nonbank Financial Companies

Federal Reserve Board Proposed Rule on Regulatory Oversight of Nonbank Financial Companies. On February 11, 2011, the Federal Reserve Board issued a proposed rule that would define certain key terms to determine which nonbank financial companies will be subject to the Federal Reserve's regulatory oversight. The proposed rule provides that a company is "predominantly engaged in financial activities" if:

•	the annual gross financial revenue of the company represents 85% or more of the company's gross revenue in either of its two most recent completed fiscal years; or

•	the company's total financial assets represent 85% or more of the company's total assets as of the end of either of its two most recently completed fiscal years.

We would be predominantly engaged in financial activities under either prong of the proposed test. In pertinent part to us, the proposed rule also defines "significant nonbank financial company" to mean a nonbank financial company that had $50 billion or more in total assets as of the end of its most recently completed fiscal year. If we are determined to be a nonbank financial company subject to the Federal Reserve's regulatory oversight, then our operations and business may be affected by such oversight. Comments on this proposed rule were due by March 30, 2011.

Financial Stability Oversight Council Notice of Proposed Rulemaking on Authority to Supervise and Regulate Certain Nonbank Financial Companies. On January 26, 2011, the Oversight Council issued a proposed rule that would implement its authority to subject nonbank financial companies to the supervision of the Federal Reserve Board and to certain prudential standards. The proposed rule defines "nonbank financial company" broadly enough to likely cover us. Also, under the proposed rule, the Oversight Council will consider certain factors in determining whether to subject a nonbank financial company to supervision and prudential standards. Some factors identified include: the availability of substitutes for the financial services and products the entity provides, as well as the entity's size; interconnectedness with other financial firms; leverage; liquidity risk and maturity mismatch; and existing regulatory scrutiny.

If we are determined to be a nonbank financial company subject to the Oversight Council's regulatory requirements, then our operations and business are likely to be affected. Comments on this proposed rule were due by February 25, 2011.

Oversight Council Recommendations on Implementing the Volcker Rule. In January 2011, the Oversight Council issued recommendations for implementing certain prohibitions on proprietary trading, commonly referred to as the Volcker Rule. Institutions subject to the Volcker Rule may be subject to various limits with regard to their proprietary trading and various regulatory requirements to ensure compliance. If we are made subject to the Volcker Rule, then we may be subject to additional limitations, beyond Finance Agency regulations, on the composition of our investment portfolio. These limitations may result in less profitable investment alternatives. Further, complying with related regulatory requirements would be likely to increase our incremental costs. Consolidated Obligations generally are exempt from the operation of this rule, subject to certain limitations, including the absence of conflicts of interest and certain financial risks.

FDIC Regulatory Actions

FDIC Interim Final Rule on Dodd-Frank Act's Orderly Liquidation Resolution Authority. On January 25, 2011, the FDIC issued an interim final rule on how the FDIC would treat certain creditor claims under the new "orderly liquidation" authority established by the Dodd-Frank Act. The Dodd-Frank Act provides for the appointment of the FDIC as receiver for a financial company, not including FDIC-insured depository institutions, in instances where the failure of the company and its liquidation under other insolvency statutes (such as bankruptcy) would pose a significant risk to the financial stability of the United States. The interim final rule provides, among other things:

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

Valuing most collateral at fair value, rather than par, could adversely impact the value of our investments in the event of the issuer's insolvency. Comments on this interim final rule were due by March 28, 2011.

FDIC Final Rule on Assessment System. On February 25, 2011, the FDIC issued a final rule to revise the assessment system applicable to FDIC-insured financial institutions. The rule, among other things, implements a provision in the Dodd-Frank Act to redefine the assessment base used for calculating deposit insurance assessments. Specifically, the rule changes the assessment base for most institutions from adjusted domestic deposits to average consolidated total assets minus average tangible equity. This rule became effective on April 1, 2011, so FHLBank advances are now included in our members' assessment base. The rule also eliminates an adjustment to the base assessment rate paid for secured liabilities, including FHLBank advances, in excess of 25% of an institution's domestic deposits since these are now part of the assessment base. To the extent that additional assessments increase the cost of Advances for some members, our Advances demand may be negatively impacted.

Joint Regulatory Actions

Proposed Rule on Incentive-based Compensation Arrangements. On April 14, 2011, seven federal financial regulators, including the Finance Agency, published a proposed rule that would prohibit "covered financial institutions" from entering into incentive-based compensation arrangements that encourage inappropriate risks. Applicable to the FHLBanks and the Office of Finance, the rule would:

•	prohibit excessive compensation;

•	prohibit incentive compensation that could lead to material financial loss;

•	require an annual report;

•	require policies and procedures; and

•	require mandatory deferrals of 50% of incentive compensation over three years for executive officers.

Covered persons under the rule would include senior management responsible for the oversight of firm-wide activities or material business lines and non-executive employees or groups of those employees whose activities may expose the institution to a material loss. Under the proposed rule, covered financial institutions would be required to comply with three key risk management principles related to the design and governance of incentive-based compensation: balanced design, independent risk management controls and strong governance.

In addition, the proposed rule identifies four methods to balance compensation design and make it more sensitive to risk: risk adjustment of awards, deferral of payment, longer performance periods and reduced sensitivity to short-term performance. Larger covered financial institutions, like the Bank, would also be subject to a mandatory 50% deferral of incentive-based compensation for executive officers and board oversight of incentive-based compensation for certain risk-taking employees who are not executive officers. If adopted as proposed, the rule would impact the design of the Bank's compensation policies and practices, including its incentive compensation plans. Comments on the proposed rule are due by May 31, 2011.

Proposed Rule on Credit Risk Retention for Asset-Backed Securities. On April 29, 2011, the federal banking agencies, the Finance Agency, the Department of Housing and Urban Development and the SEC jointly issued a proposed rule, which proposes requiring sponsors of asset-backed securities to retain a minimum of 5% economic interest in a portion of the credit risk of the assets collateralizing asset-backed securities, unless all the assets securitized satisfy certain qualifications. The proposed rule lists criteria for qualified residential mortgages, commercial real estate, automobile loans and commercial loans that would make them exempt from the risk retention requirement. The criteria for qualified residential mortgages is described in the proposed rulemaking as those underwriting and product features which, based on historical data, are associated with low risk even in periods of declining housing prices and high unemployment. Key issues in the proposed rule include: (i) the appropriate terms for treatment as a qualified residential mortgage; (ii) the extent to which Fannie Mae- and Freddie Mac-related securitizations will be exempt from the risk retention rules; and (iii) the possibility of creating a category of high-quality non-qualified residential mortgage loans that would have less than a 5% risk retention requirement. If adopted as proposed, the rule could reduce the number of loans originated by our members, which could negatively impact member demand for our products. Comments on this proposed rule are due by June 10, 2011.

Housing Finance and GSE Reform

In the wake of the financial crisis and related housing problems, both Congress and the Administration are considering changes to the U.S. housing finance structure, specifically reforming or eliminating Fannie Mae and Freddie Mac. These efforts may have implications for the FHLBanks.

On February 11, 2011, the U.S. Treasury and the U.S. Department of Housing and Urban Development issued a report to Congress entitled "Reforming America's Housing Finance Market." The report's primary focus is to provide options for Congressional consideration regarding the long-term structure of housing finance, including reforms specific to Fannie Mae and Freddie Mac. In addition, the Obama Administration noted it would work, in consultation with the Finance Agency and Congress, to restrict the areas of mortgage finance in which Fannie Mae, Freddie Mac and the FHLBanks operate so that overall government support of the mortgage market will be substantially reduced over time.

Although the FHLBanks are not the primary focus of this report, they are recognized as playing a vital role in helping smaller financial institutions access liquidity and capital to compete in an increasingly competitive marketplace. The report suggests the following possible reforms for the FHLBank System:

•	focus the FHLBanks on small- and medium-sized financial institutions;

•	restrict membership by allowing each institution eligible for membership to be an active member in only a single FHLBank;

•	limit the level of outstanding advances to larger members; and

•	reduce FHLBank investment portfolios and their composition, focusing FHLBanks on providing liquidity for insured depository institutions.

The report also supports exploring additional means to provide funding to housing lenders, including potentially the development of a covered bond market.

In response to the report, several bills have been introduced in Congress. While none propose specific changes to the FHLBanks, we could nonetheless be affected in numerous ways by changes to the U.S. housing finance structure or to Fannie Mae and Freddie Mac. For example, the FHLBanks traditionally have allocated a significant portion of their investment portfolio to investments in Fannie Mae and Freddie Mac debt securities.  Accordingly, the FHLBanks' investment strategies would likely be affected by a winding down of those entities.  Winding down these two GSEs, or limiting the amount of mortgages they purchase, also could increase demand for FHLBank advances if FHLBank members respond by retaining more of their mortgage loans in portfolio and use advances to fund the loans.

It is also possible that Congress will consider any or all of the specific changes to the FHLBanks suggested by the Administration's proposal. If legislation is enacted incorporating these changes, the FHLBanks could be significantly limited in their ability to make advances to their members and subject to additional limitations on their investment authority. Additionally, if Congress enacts legislation encouraging the development of a covered bond market, FHLBank advances could be reduced over time if larger members use covered bonds as an alternative form of wholesale mortgage financing.

The potential effect of housing finance and GSE reform on the FHLBanks is unknown at this time and will depend on the legislation, if any, that is ultimately enacted.

Finance Agency Regulatory Actions

Final Rule on Temporary Increases in Minimum Capital Levels.  On March 3, 2011, the Finance Agency issued a final rule authorizing the Director of the Finance Agency to increase the minimum capital level for an FHLBank if the Director determines that the current level is insufficient to address such FHLBank's risks.  The rule provides the factors that the Director may consider in making this determination, including the FHLBank's:

•	current or anticipated declines in the value of assets;

•	ability to access liquidity and funding;

•	credit, market, operational and other risks;

•	current or projected declines in its capital;

•	material compliance with regulations, written orders, or agreements;

•	housing finance market conditions;

•	level of retained earnings;

•	initiatives, operations, products or practices that entail heightened risk;

•	ratio of market value of equity to the par value of capital stock; and/or

•	other conditions as identified by the Director.

The rule provides that the Director shall consider the need to maintain, modify or rescind any such increase no less than every 12 months.  If we were required to increase significantly our minimum capital level, we may need to reduce or suspend dividends in order to increase retained earnings to satisfy such increase.  Alternatively, we could satisfy an increased capital requirement by disposing of assets to decrease the size of our balance sheet relative to total outstanding stock, which may adversely impact our results of operations and financial condition and ability to achieve our mission. This rule became effective April 4, 2011.

Final Rule on FHLBank Liabilities. On April 4, 2011, the Finance Agency issued a final rule that, among other things:

•
reorganizes and re-adopts Finance Board regulations dealing with Consolidated Obligations, as well as related regulations concerning other authorized FHLBank liabilities and book entry procedures for Consolidated Obligations;

•	implements recent statutory amendments that removed the Finance Agency's authority to issue Consolidated Obligations;

•	specifies that the FHLBanks issue Consolidated Obligations that are the joint and several obligations of the FHLBanks as provided for in the Bank Act, rather than in regulations; and

•	provides that Consolidated Obligations are issued under Section 11(c) of the Bank Act, rather than under Section 11(a).

This rule is not expected to have any adverse impact on the FHLBanks' joint and several liability for the principal and interest payments on Consolidated Obligations. This rule became effective May 4, 2011.

Regulatory Policy Guidance on Reporting of Fraudulent Financial Instruments. On January 27, 2010, the Finance Agency issued a regulation requiring the FHLBanks to report to the Finance Agency upon the discovery of any fraud or possible fraud related to the purchase or sale of financial instruments or loans. On March 29, 2011, the Finance Agency issued immediately effective final guidance (Regulatory Policy Guidance 2011-01) that sets forth fraud reporting requirements for the FHLBanks under the regulation. The guidance, among other things, provides examples of fraud that should be reported to the Finance Agency and the Finance Agency's Office of Inspector General. In addition, the guidance requires FHLBanks to establish and maintain effective internal controls, policies, procedures and operational training to discover and report fraud or possible fraud. Although complying with the guidance will increase our regulatory reporting, we do not expect any material incremental costs or adverse impact to our business.

Proposed Rule on Private Transfer Fee Covenants. On February 8, 2011, the Finance Agency issued a proposed rule that would restrict the FHLBanks from purchasing, investing in, or taking security interests in, mortgage loans on properties encumbered by private transfer fee covenants, securities backed by such mortgage loans, and securities backed by the income stream from such covenants, with certain exceptions. Excepted transfer fee covenants would include covenants to pay private transfer fees to covered associations (including organizations comprising owners of homes, condominiums, or cooperatives or certain other tax-exempt organizations) that use such fees exclusively for the direct benefit of the property. The foregoing restrictions would apply only to mortgages on properties encumbered by private transfer fee covenants created on or after February 8, 2011, securities backed by such mortgages, and securities issued after that date that are backed by revenue from private transfer fees regardless of when the covenants were created. We would be required to comply with the regulation within 120 days of the publication of the final rule. To the extent that a final rule limits the type of collateral we accept for advances and the type of loans eligible for purchase under the MPP, our business may be adversely impacted. Comments on the proposed rule were due by April 11, 2011.

Advance Notice of Proposed Rulemaking on Use of NRSRO Credit Ratings. On January 31, 2011, the Finance Agency issued an advanced notice of proposed rulemaking that would implement a Dodd-Frank Act provision requiring all federal agencies to remove regulations that require use of NRSRO credit ratings in the assessment of a security. The notice seeks comment regarding certain specific Finance Agency regulations applicable to FHLBanks, including risk-based capital requirements, prudential requirements, investments, and Consolidated Obligations. Comments on this advance notice of rulemaking were due on March 17, 2011.

Advance Notice of Proposed Rulemaking on FHLBank Membership. On December 27, 2010, the Finance Agency issued an advance notice of proposed rulemaking relating to its regulations on FHLBank membership to ensure such regulations maintain a nexus between FHLBank membership and the housing and community development mission of the FHLBanks. For additional information, please refer to the Legislative and Regulatory Developments section in our 2010 Form 10-K.

Risk Management

We have exposure to a number of risks in pursuing our business objectives.  These risks may be broadly classified as market, credit, liquidity, operations, and business.  Market risk is not discussed in this section because it is discussed in detail in Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Active risk management is an integral part of our operations because risk is an inherent part of our business activities.   Although we are unable to eliminate these risks, we are able to manage them effectively by setting appropriate limits and developing internal processes to ensure an appropriate risk profile.  See Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management in our 2010 Form 10-K for more detailed information.

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

Advances. We manage our exposure to credit risk on Advances through a combination of our security interest in assets pledged by the borrowing member and ongoing reviews of each borrower's financial condition.  However, our credit risk is magnified due to the concentration of Advances in a few borrowers. As of March 31, 2011, our top three borrowers held 35% of total Advances outstanding, at par. Because of this concentration in Advances, we perform frequent credit and collateral reviews on our largest borrowers.  In addition, we analyze the implications to our financial management and profitability if we were to lose the business of one or more of these borrowers.

Investments.  We are also exposed to credit risk through our investment portfolios.  The Risk Management Policy approved by our board of directors restricts the acquisition of investments to high-quality, short-term money market instruments and highly-rated long-term securities.

Short-Term Investments.  We place funds with large, high-quality financial institutions with investment-grade long-term credit ratings on an unsecured basis for terms of up to 275 days; most such placements typically mature within 90 days.  At March 31, 2011, our unsecured credit exposure, including accrued interest related to short-term investment securities and money-market instruments, was $7.5 billion to 18 counterparties and issuers, of which $4.7 billion was for Federal Funds Sold that mature overnight.  We actively monitor counterparty creditworthiness, ratings, performance, and capital adequacy in an effort to mitigate unsecured credit risk on the short-term investments, with emphasis on the potential impacts from global economic conditions.  Unsecured transactions can only be conducted with counterparties that are domiciled in countries that maintain a long-term sovereign rating from S&P of AA or higher.

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

Investments in MBS and ABS may be purchased as long as the investments are rated AAA at the time of purchase. Finance Agency policy provides that the total book value of our investments in MBS and ABS must not exceed 300% of our total regulatory capital, consisting of Retained Earnings, Class B Capital Stock, and MRCS, as of the previous month end on the day we purchase the securities.  These investments, as a percentage of total regulatory capital, were 263% at March 31, 2011, and December 31, 2010.  Generally, our goal is to maintain these investments near the 300% limit.

Our Private-label MBS and ABS are backed by collateral, with the top five states including California (52%), New York (6%), Florida (5%), Virginia (3%), and New Jersey (3%).

Applicable rating levels are determined using the lowest relevant long-term rating from S&P, Moody's and Fitch.  Rating modifiers are ignored when determining the applicable rating level for a given counterparty.

The following tables present the carrying value by credit ratings of our investments, grouped by category ($ amounts in millions):

					Below
					Investment
March 31, 2011	AAA	AA	A	BBB	Grade	Total
Short-term investments:
Interest-Bearing Deposits	$—	$—	$—	$—	$—	$—
Securities Purchased Under Agreements to Resell	125	—	—	—	—	125
Federal Funds Sold	—	5,415	2,106	—	—	7,521
Total Short-term investments	125	5,415	2,106	—	—	7,646
AFS securities:
GSE debentures	1,912	—	—	—	—	1,912
TLGP debentures	324	—	—	—	—	324
Private-label MBS	—	—	—	—	933	933
Total AFS securities	2,236	—	—	—	933	3,169
HTM securities:
GSE debentures	269	25	—	—	—	294
TLGP debentures	1,981	—	—	—	—	1,981
Other U.S. Obligations - guaranteed RMBS	2,309	—	—	—	—	2,309
GSE RMBS	3,254	—	—	—	—	3,254
Private-label MBS	400	59	42	11	88	600
Private-label ABS	—	18	—	—	3	21
Total HTM securities	8,213	102	42	11	91	8,459
Total investments, carrying value	$10,574	$5,517	$2,148	$11	$1,024	$19,274
Percentage of total	55%	29%	11%	—%	5%	100%

December 31, 2010
Short-term investments:
Interest-Bearing Deposits	$—	$—	$—	$—	$—	$—
Securities Purchased Under Agreements to Resell	750	—	—	—	—	750
Federal Funds Sold	—	5,343	1,982	—	—	7,325
Total Short-term investments	750	5,343	1,982	—	—	8,075
AFS securities:
GSE debentures	1,930	—	—	—	—	1,930
TLGP debentures	325	—	—	—	—	325
Private-label MBS	—	—	—	—	983	983
Total AFS securities	2,255	—	—	—	983	3,238
HTM securities:
GSE debentures	269	25	—	—	—	294
TLGP debentures	2,066	—	—	—	—	2,066
Other U.S. Obligations - guaranteed RMBS	2,327	—	—	—	—	2,327
GSE RMBS	3,044	—	—	—	—	3,044
Private-label MBS	479	82	35	16	107	719
Private-label ABS	—	19	—	—	3	22
Total HTM securities	8,185	126	35	16	110	8,472
Total investments, carrying value	$11,190	$5,469	$2,017	$16	$1,093	$19,785
Percentage of total	57%	28%	10%	—%	5%	100%

The following table presents the carrying values and fair values at March 31, 2011, of three private-label RMBS downgraded during the period from April 1, 2011, to April 30, 2011. There were no other downgrades of MBS and ABS or unsecured counterparties during this period. ($ amounts in millions):

	To AA		To BBB		To BB
Private-label RMBS	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Downgraded from AAA	$1	$1	$16	$16	$—	$—
Downgraded from A	—	—	—	—	25	24
Total	$1	$1	$16	$16	$25	$24

The following table presents the carrying values and fair values at March 31, 2011, of eight private-label RMBS and one unsecured counterparty whose investment ratings were on negative watch as of April 30, 2011. No other private-label MBS and ABS or unsecured counterparties were placed on negative watch ($ amounts in millions):

	Private-label RMBS		Short-term Investments
Investment ratings	Carrying Value	Fair Value	Carrying Value	Fair Value
AAA	$73	$72	$—	$—
AA	2	2	100	100
Total	$75	$74	$100	$100

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

The tables below present for our prime, Alt-A and subprime securities the UPB, amortized cost, fair value, and other collateral information by credit ratings and year of securitization as of March 31, 2011, based on the lowest of Moody's, S&P, or comparable Fitch ratings ($ amounts in millions):

	2004
	and
Prime	prior	2005	2006	2007	Total
Private-label RMBS:
AAA-rated	$350	$25	$—	$—	$375
AA-rated	2	53	—	—	55
A-rated	25	—	—	—	25
BBB-rated	—	10	—	—	10
Below investment grade:
BB-rated	—	12	—	—	12
B-rated	—	236	102	—	338
CCC-rated	—	200	59	104	363
CC-rated	—	42	37	123	202
C-rated	—	—	—	239	239
Total UPB	$377	$578	$198	$466	$1,619

Amortized cost	$377	$539	$189	$379	$1,484
Gross unrealized losses (1)	(6)	(35)	(7)	(6)	(54)
Fair value	371	504	182	384	1,441

OTTI:
Related to credit losses	$—	$(11)	$—	$(6)	$(17)
Related to non-credit losses	—	11	—	6	17
Total OTTI losses	$—	$—	$—	$—	$—

Weighted average percentage of fair value to UPB	98%	87%	92%	83%	89%
Original weighted average credit support	3%	7%	5%	7%	6%
Current weighted average credit support	10%	8%	5%	5%	7%
Weighted average collateral delinquency (2)	5%	16%	16%	20%	15%

(1)    Gross unrealized losses represent the difference between estimated fair value and amortized cost where fair value is less than amortized cost. These amounts exclude gross unrealized gains.
(2)    Includes delinquencies of 60 days or more, foreclosures, real estate owned and bankruptcies, weighted by the UPB of the individual securities in the category based on their respective collateral delinquency.

	2004
	and
Alt-A	prior	2005	2006	2007	Total
Private-label RMBS:
AAA-rated	$27	$—	$—	$—	$27
AA-rated	4	—	—	—	4
A-rated	17	—	—	—	17
BBB-rated	—	—	—	—	—
Below investment grade:
BB-rated	—	8	—	—	8
B-rated	—	—	—	—	—
CCC-rated	—	50	—	—	50
CC-rated	—	—	—	—	—
C-rated	—	—	—	—	—
Total UPB	$48	$58	$—	$—	$106

Amortized cost	$47	$52	$—	$—	$99
Gross unrealized losses (1)	(2)	(10)	—	—	(12)
Fair value	45	42	—	—	87

OTTI:
Related to credit losses	$—	$(1)	$—	$—	$(1)
Related to non-credit losses	—	(2)	—	—	(2)
Total OTTI losses	$—	$(3)	$—	$—	$(3)

Weighted average percentage of fair value to UPB	96%	72%	—%	—%	83%
Original weighted average credit support	3%	6%	—%	—%	5%
Current weighted average credit support	9%	3%	—%	—%	6%
Weighted average collateral delinquency (2)	7%	16%	—%	—%	12%

(1)    Gross unrealized losses represent the difference between estimated fair value and amortized cost where fair value is less than amortized cost. These amounts exclude gross unrealized gains.
(2)    Includes delinquencies of 60 days or more, foreclosures, real estate owned and bankruptcies, weighted by the UPB of the individual securities in the category based on their respective collateral delinquency.

	2004
	and
Subprime	prior	2005	2006	2007	Total
Home equity loan investments:
Below investment grade:
B-rated	$3	$—	$—	$—	$3
Total UPB	$3	$—	$—	$—	$3

Amortized cost	$3	$—	$—	$—	$3
Gross unrealized losses (1)	(1)	—	—	—	(1)
Fair value	2	—	—	—	2

OTTI:
Related to credit losses	$—	$—	$—	$—	$—
Related to non-credit losses	—	—	—	—	—
Total OTTI losses	$—	$—	$—	$—	$—

Weighted average percentage of fair value to UPB	57%	—%	—%	—%	57%
Original weighted average credit support	100%	—%	—%	—%	100%
Current weighted average credit support	100%	—%	—%	—%	100%
Weighted average collateral delinquency (2)	35%	—%	—%	—%	35%

Manufactured housing loan investments:
AA-rated	$19	$—	$—	$—	$19
Total UPB	$19	$—	$—	$—	$19

Amortized cost	$18	$—	$—	$—	$18
Gross unrealized losses (1)	(1)	—	—	—	(1)
Fair value	17	—	—	—	17

OTTI:
Related to credit losses	$—	$—	$—	$—	$—
Related to non-credit losses	—	—	—	—	—
Total OTTI losses	$—	$—	$—	$—	$—

Weighted average percentage of fair value to UPB	94%	—%	—%	—%	94%
Original weighted average credit support	28%	—%	—%	—%	28%
Current weighted average credit support	28%	—%	—%	—%	28%
Weighted average collateral delinquency (2)	2%	—%	—%	—%	2%

(1)    Gross unrealized losses represent the difference between estimated fair value and amortized cost where fair value is less than amortized cost. These amounts exclude gross unrealized gains.
(2)    Includes delinquencies of 60 days or more, foreclosures, real estate owned and bankruptcies, weighted by the UPB of the individual securities in the category based on their respective collateral delinquency.

The following table presents the UPB of our Private-label MBS and ABS by collateral type ($ amounts in millions):

	March 31, 2011			December 31, 2010
	Fixed	Variable		Fixed	Variable
Collateral Type	Rate	Rate (1)(2)	Total	Rate	Rate (1)(2)	Total
RMBS:
Prime loans	$835	$784	$1,619	$985	$800	$1,785
Alt-A loans	106	—	106	118	—	118
Subprime loans	—	—	—	—	—	—
Total RMBS	941	784	1,725	1,103	800	1,903
Home Equity Loans ABS:
Subprime loans	—	3	3	—	3	3
Total Home Equity Loans ABS	—	3	3	—	3	3
Manufactured Housing ABS:
Subprime Loans	19	—	19	19	—	19
Total Manufactured Housing ABS	19	—	19	19	—	19
Total Private-label MBS and ABS, at UPB	$960	$787	$1,747	$1,122	$803	$1,925

(1)    Variable-rate Private-label MBS and ABS include those with a contractual coupon rate that, prior to contractual maturity, is either scheduled to change or is subject to change.
(2)    All variable-rate RMBS prime loans are Hybrid Adjustable-Rate Mortgage securities.

The table below summarizes, by loan type, certain characteristics of private-label RMBS, manufactured housing loans and home equity loans in a gross unrealized loss position at March 31, 2011. The lowest ratings available for each security are reported as of April 30, 2011, based on the security's UPB at March 31, 2011 ($ amounts in millions):

						April 30, 2011 Ratings Based on
	March 31, 2011					March 31, 2011 UPB (3) (4)
			Gross	Collateral				Below
		Amortized	Unrealized	Delinquency			Investment	Investment
By Loan Type (1)	UPB	Cost	Losses	Rate (2)	AAA	AAA	Grade	Grade	Watchlist
Private-label RMBS backed by:
Prime - 1st lien	$1,223	$1,149	$(54)	14%	27%	26%	7%	67%	6%
Alt-A other - 1st lien	102	95	(12)	12%	26%	26%	17%	57%	—%
Total private-label RMBS	1,325	1,244	(66)	13%	27%	26%	7%	67%	6%
Subprime Manufactured housing ABS loans backed by:
1st lien	19	18	(1)	2%	—%	—%	100%	—%	—%
Total Subprime Manufactured housing ABS loans	19	18	(1)	2%	—%	—%	100%	—%	—%
Subprime Home Equity ABS loans backed by: (5)
2nd lien	3	3	(1)	35%	—%	—%	—%	100%	—%
Total Subprime Home Equity ABS loans	3	3	(1)	35%	—%	—%	—%	100%	—%
Total Private-label MBS and ABS	$1,347	$1,265	$(68)	13%	27%	25%	9%	66%	6%

(1)    We classify our private-label RMBS, manufactured housing loans and home equity loan investments as prime, Alt-A and subprime based on the originator's classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS.
(2)    Includes delinquencies of 60 days or more, foreclosures, real estate owned and bankruptcies, weighted by the UPB of the individual securities in the category based on their respective collateral delinquency.
(3)    Excludes paydowns in full subsequent to March 31, 2011.

(4)    Represents the lowest ratings available for each security based on the lowest of Moody's, S&P or comparable Fitch ratings.
(5)    The credit support for the home equity loans is provided by MBIA Insurance Corporation. This insurance company had a credit rating of B as of April 30, 2011, based on the lower of Moody's and S&P ratings.

OTTI Evaluation Process.  We evaluate our individual AFS and HTM securities that are in an unrealized loss position for OTTI on a quarterly basis as described in Note 7 - Other-Than-Temporary Impairment Analysis in our Notes to Financial Statements contained in our 2010 Form 10-K.

As of March 31, 2011, our investments in MBS and ABS classified as HTM had gross unrealized losses totaling $54.3 million, of which $13.1 million were related to Private-label MBS and ABS. These gross unrealized losses were primarily due to significant uncertainty about the future condition of the mortgage market and the economy and the credit performance of loan collateral underlying these securities, causing these assets to be valued at significant discounts to their amortized cost. As of March 31, 2011, our investments in private-label RMBS classified as AFS had gross unrealized losses recognized in AOCI of $55.2 million.

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

The following table presents the significant modeling assumptions used to determine if an OTTI is considered to have occurred during the first quarter of 2011, as well as related current credit enhancement for all private-label RMBS (i.e., excludes ABS) outstanding as of March 31, 2011. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label RMBS in each category shown. While there is no universally accepted definition of prime, Alt-A or subprime, the classification in the table below is based on the model used to estimate the cash flows for the security, which may not be the same as the classification at the time of origination.

	Significant Modeling Assumptions for all Private-label RMBS						Current Credit
	Prepayment Rates		Default Rates		Loss Severities		Enhancement
	Weighted		Weighted		Weighted		Weighted
	Average	Range	Average	Range	Average	Range	Average	Range
Year of Securitization	%	%	%	%	%	%	%	%
Prime:
2007	7.1	5.2 - 8.8	45.2	31.1 - 62.3	41.7	37.7 - 45.9	5.2	0.4 - 11.6
2006	7.5	3.6 - 11.2	20.3	1.2 - 25.3	39.4	21.7 - 43.5	4.9	3.3 - 7.4
2005	8.9	5.1 - 12.5	35.9	0.8 - 49.9	35.2	20.0 - 43.6	8.3	4.0 - 11.2
2004 and prior	15.2	5.6 - 35.8	5.9	0.0 - 26.4	24.4	0.0 - 49.3	9.6	2.4 - 52.9
Total Prime	9.7	3.6 - 35.8	29.8	0.0 - 62.3	35.0	0.0 - 49.3	7.3	0.4 - 52.9
Alt-A:
2006	10.6	10.6 - 10.6	24.5	24.5 - 24.5	45.1	45.1 - 45.1	4.5	4.5 - 4.5
2005	8.3	7.3 - 11.8	39.1	29.9 - 42.0	41.0	35.4 - 42.7	3.5	3.5 - 3.7
2004 and prior	12.6	10.5 - 14.3	6.8	1.7 - 9.6	25.6	19.6 - 38.9	9.3	4.2 - 15.7
Total Alt-A	10.5	7.3 - 14.3	23.6	1.7 - 42.0	36.0	19.6 - 45.1	5.9	3.5 - 15.7
Total private-label RMBS	9.8	3.6 - 35.8	29.4	0.0 - 62.3	35.1	0.0 - 49.3	7.2	0.4 - 52.9

The following table presents the significant modeling assumptions used for all non-agency home equity loans as of March 31, 2011. Disclosures on current credit enhancements are not considered meaningful for home equity loans as these investments are third-party insured. The calculated averages represent the dollar-weighted averages in each category shown. While there is no universally accepted definition of prime, Alt-A or subprime, the classification in the table below is based on the model used to estimate the cash flows for the security, which may not be the same as the classification at the time of origination.

	Significant Modeling Assumptions for all Home Equity Loans
	Prepayment Rates		Default Rates		Loss Severities
	Weighted		Weighted		Weighted
	Average	Range	Average	Range	Average	Range
Year of Securitization	%	%	%	%	%	%
Subprime 2004 and prior	17.2	17.0 - 17.6	19.4	12.4 - 23.2	58.3	47.4 - 64.2
Total home equity loans	17.2	17.0 - 17.6	19.4	12.4 - 23.2	58.3	47.4 - 64.2

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

For our Private-label MBS and ABS that were not OTTI as of March 31, 2011, we do not intend to sell these securities; it is not more likely than not that we will be required to sell these securities before our anticipated recovery of the remaining amortized cost basis; and we expect to recover the remaining amortized cost basis of these securities.  As a result, we have determined that, as of March 31, 2011, the unrealized losses on the remaining Private-label MBS and ABS are temporary.

For other U.S. obligations, non-MBS and MBS GSEs, and TLGP securities, we determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect us from losses based on current expectations. As a result, we have determined that, as of March 31, 2011, any gross unrealized losses on these securities were temporary.

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

Credit Enhancements.  FHA loans comprise 17% of our outstanding MPP loans, at par.  These loans are backed by insurance provided by the FHA; therefore, we do not require either LRA or SMI coverage for these loans.

Credit enhancements for conventional loans include (in order of priority):

•	PMI (when applicable for the purchase of mortgages with an initial loan-to-value ratio of over 80% at the time of purchase);

•	LRA; and

•	SMI (as applicable) purchased by the seller from a third-party provider naming us as the beneficiary.

Primary Mortgage Insurance.  For a conventional loan, PMI, if applicable, covers losses or exposure down to approximately an loan-to-value ratio of between 65% and 80% based upon the original appraisal, original loan-to-value ratio, term, amount of PMI coverage, and characteristics of the loan.  We are exposed to credit risk if a PMI provider fails to fulfill its claims payment obligations to us.  As of March 31, 2011, we were the beneficiary of PMI coverage on $0.8 billion or 14% of conventional mortgage loans.  We have analyzed our potential loss exposure to all of the mortgage insurance companies and do not expect incremental losses due to the lower mortgage insurance company ratings. This expectation is based on the credit-enhancement features of our master commitments (exclusive of primary mortgage insurance), the underwriting characteristics of the loans that back our master commitments, the seasoning of the loans that back these master commitments, and the strong performance of the loans to date. We closely monitor the financial conditions of these mortgage insurance companies.

The following table shows the mortgage insurance companies and related PMI coverage amount on seriously delinquent loans held in our portfolio as of March 31, 2011, and the mortgage insurance company credit ratings as of April 30, 2011 ($ amounts in millions):

			Seriously Delinquent Loans with Primary Mortgage Insurance (2)
		Credit
	Credit	Rating		PMI Coverage
Mortgage Insurance Company	Rating (1)	Outlook (1)	UPB	Outstanding
Mortgage Guaranty Insurance Corporation	B	Negative	$8	$2
Republic Mortgage Insurance Corporation	BB	Negative	6	2
Radian Guaranty, Inc.	B	Negative	5	1
United Guaranty Residential Insurance Corporation	BBB	Stable	3	1
Genworth Mortgage Insurance Corporation	BB	Negative	3	1
All Others	NR, BBB, B	N/A	2	1
Total			$27	$8

(1)    Represents the lowest credit rating and outlook of S&P, Moody's or Fitch stated in terms of the S&P equivalent as of April 30, 2011.
(2)    Seriously delinquent loans includes loans that are 90 days or more past due or in the process of foreclosure.

Lender Risk Account.  We use either a "spread LRA" or a "fixed LRA" for credit enhancement. For each pool of conventional loans acquired prior to December 2010, we established a spread LRA in combination with SMI.  The spread LRA is funded through a reduction to our net yield earned on the loans, and the corresponding purchase price paid to the PFI reflects the reduced net yield to us. The fixed LRA is funded through an adjustment to the corresponding price paid to the PFI. As these funds are collected, either from the remittances or a reduction in purchase price, they are held by us and used to reimburse losses incurred by us or the SMI provider, if applicable, within each pool. If the LRA funds are not used to cover losses, the remaining funds in the LRA are returned to the member in accordance with the Master Commitment Contracts.

The LRA is recorded in Other Liabilities in the Statements of Condition and totaled $19.8 million at March 31, 2011, and $21.1 million at December 31, 2010.  The LRA for each Master Commitment Contract is segregated. These funds are available to cover losses in excess of the borrower's equity and PMI, if any, on the conventional loans we have purchased.  See Note 7 - Mortgage Loans Held for Portfolio - Notes to Financial Statements for more information.

Supplemental Mortgage Insurance.  For pools of loans acquired prior to December 2010, we have credit protection from loss on each loan, where eligible, through SMI, which provides sufficient insurance to cover credit losses to approximately 50% of the property's original value, subject, in certain cases, to an aggregate stop-loss provision in the SMI policy. The aggregate loss/benefit limit or "stop-loss" is only on Master Commitment Contracts that equal or exceed $35 million. The stop-loss is equal to the total initial principal balance of loans under the Master Commitment Contract multiplied by the stop-loss percentage, as is then in effect, and represents the maximum aggregate amount payable by the SMI provider under the SMI policy for that pool. We do not have SMI coverage on loans purchased after December 2010.

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

Credit Risk Exposure to Supplemental Mortgage Insurance Providers.  As of March 31, 2011, we were the beneficiary of SMI coverage on mortgage pools with a total UPB of $5.3 billion. Two mortgage insurance companies provide all of the coverage under these policies. The following table shows the related SMI credit enhancement as of March 31, 2011, and December 31, 2010 ($ amounts in millions):

Mortgage Insurance Company	March 31, 2011	December 31, 2010
Mortgage Guaranty Insurance Corporation	$224	$237
Genworth Mortgage Insurance Corporation	79	78
Total	$303	$315

Finance Agency credit-risk-sharing regulations require us to use SMI providers that are rated at least AA- at the time the loans are purchased.  With the deterioration in the mortgage markets, we have been unable to meet the Finance Agency regulation's rating requirement because no mortgage insurers that underwrite SMI are currently rated in the second highest rating category or better by any NRSRO.  In fact, none of the mortgage insurance companies providing SMI coverage to us at this time were rated higher than BBB as of April 30, 2011. On November 29, 2010, we began offering MPP Advantage, which utilizes an enhanced fixed LRA account for additional credit enhancement for new MPP business consistent with Finance Agency regulations, instead of utilizing coverage from an SMI provider. Additional information is provided in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Recent Accounting and Regulatory Developments - Legislative and Regulatory Developments - Other Legislative and Regulatory Developments in our 2010 Form 10-K.

Loan Characteristics.  The mortgage loans purchased through the MPP are currently dispersed across 50 states and the District of Columbia.  No single zip code represented more than 1% of MPP loans outstanding at March 31, 2011, or December 31, 2010.  It is likely that the concentration of MPP loans in our district states of Indiana and Michigan will increase in the future, due to the loss of our three largest sellers that were our primary sources of nationwide mortgages.  The median outstanding balance of our MPP loans was approximately $133 thousand and $134 thousand at March 31, 2011, and December 31, 2010, respectively.

Credit Performance.  The UPB of our conventional and FHA loans 90 days or more past due and accruing interest, as well as any allowance for loan losses, are presented in the table below ($ amounts in millions):

	March 31, 2011	December 31, 2010
Real estate mortgages past due 90 days or more and still accruing interest	$129	$127
Allowance for loan losses	1	1

The allowance for loan losses includes our best estimate of losses that would not be recovered from the credit enhancements. This estimate incorporates potential claims by servicers for any losses on approximately $15 million of principal that has been paid in full by the servicers through March 31, 2011.

We did not have any non-accrual loans at March 31, 2011, or December 31, 2010, based on our analysis of loans being well secured and in the process of collection as a result of the credit enhancements and scheduled/scheduled settlement. In addition, there were no troubled debt restructurings related to mortgage loans during the three months ended March 31, 2011, or 2010.

The serious delinquency rate for FHA mortgages was 0.09% at both March 31, 2011, and December 31, 2010.  We rely on insurance provided by the FHA, which generally provides coverage for 100% of the principal balance of the underlying mortgage loan and defaulted interest at the debenture rate.  However, we would receive defaulted interest at the contractual rate from the servicer. The serious delinquency rate for conventional mortgages was 2.39% at March 31, 2011, compared to 2.24% at December 31, 2010. Both rates were below the national serious delinquency rate. See Note 8 - Allowance for Credit Losses - Notes to Financial Statements for more information.

Derivatives.  A primary credit risk posed by derivative transactions is the risk that a counterparty will fail to meet its contractual obligations on a transaction, forcing us to replace the derivative at market prices.  The notional amount of interest-rate exchange agreements does not measure our true credit risk exposure.  Rather, when the net fair value of our interest-rate exchange agreements with a counterparty is positive, this generally indicates that the counterparty owes us.  When the net fair value of the interest-rate exchange agreements is negative, this generally indicates that we owe the counterparty.  If a counterparty fails to perform, credit risk is approximately equal to the aggregate fair value gain, if any, on the interest-rate exchange agreements. If our credit rating had been lowered by a major credit rating agency (from AAA to AA+) we could have been required to deliver up to an additional $469.4 million of collateral (at fair value) to our derivative counterparties at March 31, 2011.

The following tables summarize key information on derivative counterparties on a settlement date basis using credit ratings based on the lower of S&P or Moody's ($ amounts in millions).

		Credit Exposure	Other
	Total	Net of Cash	Collateral	Net Credit
March 31, 2011	Notional	Collateral	Held	Exposure
AA	$14,427	$14	$—	$14
A	19,722	—	—	—
Unrated	23	—	—	—
Subtotal	34,172	14	—	14
Member institutions (1)	22	—	—	—
Total	$34,194	$14	$—	$14

December 31, 2010
AA	$14,691	$6	$—	$6
A	18,549	—	—	—
Unrated	126	—	—	—
Subtotal	33,366	6	—	6
Member institutions (1)	57	—	—	—
Total	$33,423	$6	$—	$6

(1)    The member institutions line includes mortgage delivery commitments and derivatives with members where we are acting as an intermediary. Collateral held with respect to derivatives with member institutions represents the minimum amount of eligible collateral physically held by or on behalf of the FHLBank or eligible collateral assigned to the FHLBank, as evidenced by a written security agreement, and held by the member institution for the benefit of the FHLBank.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk that the market value or estimated fair value of our overall portfolio of assets, liabilities, and derivatives or our net earnings will decline as a result of changes in interest rates or financial market volatility.  The goal of market risk management is to preserve our financial strength at all times, including during periods of significant market volatility and across a wide range of possible interest-rate changes.  We regularly assess our exposure to changes in interest rates using a diverse set of analyses and measures.  As appropriate, we may rebalance our portfolio to help attain risk management objectives.

Measuring Market Risks

We utilize multiple risk measurements, including duration of equity, duration gaps, convexity, value at risk, market risk metric (one-month VaR), earnings at risk, and changes in market value of equity, to calculate potential market exposure. Periodically, stress tests are conducted to measure and analyze the effects that extreme movements in the level of interest rates and the shape of the yield curve would have on our risk position. Detailed information about some of these market risk measurements is provided below.

Duration of Equity

Duration of equity is a measure of interest-rate risk and a primary metric used to manage our market risk exposure.  It is an estimate of the percentage change (expressed in years) in our market value of equity that could be caused by a 100 basis point parallel upward or downward shift in the interest-rate curves. We value our portfolios using two main interest-rate curves, the LIBOR curve and the CO curve.  The market value and interest-rate sensitivity of each asset, liability, and off balance sheet position is computed to determine our duration of equity.  We calculate duration of equity using the interest-rate curves as of the date of calculation and for scenarios where interest-rate curves are 200 bps higher or lower than the initial level.  Our board of directors determines acceptable ranges for duration of equity.  A negative duration of equity suggests adverse exposure to falling rates and a favorable response to rising rates, while a positive duration suggests adverse exposure to rising rates and a favorable response to falling rates.

The following table summarizes the effective duration of equity levels for our total position which are subject to internal policy guidelines:

	-200 basis points*	0 basis points	+200 basis points
March 31, 2011	(0.3) years	0.6 years	2.5 years
December 31, 2010	(1.0) years	0.6 years	2.9 years

*    Our internal policy guidelines provide for the calculation of the duration of equity in a low-rate environment to be based on the Finance Agency Advisory Bulletin 03-09, as modified September 3, 2008. Under these guidelines, our duration of equity was 0.6 years at March 31, 2011, and 0.6 years at December 31, 2010.

We were in compliance with the duration of equity limits established at both dates.

Duration Gap

The duration gap is the difference between the effective duration of total assets and the effective duration of total liabilities, adjusted for the effect of derivatives.  A positive duration gap signals an exposure to rising interest rates because it indicates that the duration of assets exceeds the duration of liabilities.  A negative duration gap signals an exposure to declining interest rates because the duration of assets is less than the duration of liabilities.  The duration gap was (0.7) months at March 31, 2011, compared to (0.6) months at December 31, 2010.

Convexity

Convexity measures how fast duration changes as a function of interest-rate changes.  Measurement of convexity is important because of the optionality embedded in the mortgage and callable debt portfolios.  The mortgage portfolios exhibit negative convexity due to the embedded prepayment options.  Management routinely reviews convexity and considers it when developing funding and hedging strategies for the acquisition of mortgage-based assets.  A primary strategy for managing convexity risk arising from our mortgage portfolio is the issuance of callable debt.  At March 31, 2011, callable debt funding mortgage assets as a percentage of the net mortgage portfolio equaled 35%, compared to 34% at the end of 2010.  The negative convexity on the mortgage assets is mitigated by the negative convexity of underlying callable debt.

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

The VaR approach used for calculating the first factor is primarily based upon historical simulation methodology.  The estimation incorporates scenarios that reflect interest-rate shifts, interest-rate volatility, and changes in the shape of the yield curve.  These observations are based on historical information from 1978 to the present.  When calculating the risk-based capital requirement, the VaR comprising the first factor of the market risk component is defined as the potential dollar loss from adverse market movements, for a holding period of 120 business days, with a 99% confidence interval, based on these historical prices and market rates. Market risk-based capital estimates are presented below ($ amounts in million).

VaR
March 31, 2011	$305
December 31, 2010	286

Changes in the Ratio of Market Value to Book Value of Equity between Base Rates and Shift Scenarios

We measure potential changes in the market value to book value of equity based on the current month-end level of rates versus the ratio of market value to book value of equity under large parallel rate shifts.  This measurement provides information related to the sensitivity of our interest-rate position.  The table below provides changes in the ratio of market value to book value of equity from the base rates:

	-200 bps	+200 bps
March 31, 2011	1.5%	(3.4)%
December 31, 2010	0.1%	(4.0)%

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports filed under the Exchange Act, is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and (b) accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal accounting officer, to allow timely decisions regarding required disclosures. As of March 31, 2011, we conducted an evaluation, under the supervision, and with the participation, of our management, including our Chief Executive Officer (the principal executive officer), Chief Operating Officer-Chief Financial Officer (the principal financial officer) and Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer, Chief Operating Officer-Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in rules 13a-15(f) and 15(d)-15(f) of the Exchange Act, that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

We do not expect that our disclosure controls and procedures and other internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can only be reasonable assurance that any design will succeed in achieving its stated goals under all potential future conditions. Additionally, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

Part II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

As previously disclosed in our quarterly report on Form 10-Q for the quarter ended September 30, 2008, Lehman Brothers Holding Company, the guarantor for one of our former derivatives counterparties, Lehman Brothers Special Financing ("Lehman"), declared bankruptcy on September 15, 2008. We provided notice of default based on the bankruptcy to Lehman Brothers Holding Company on September 22, 2008, and designated September 25, 2008, as the early termination date under the International Swaps and Derivatives Association Master Agreement. On the early termination date, we had $5.4 billion notional of derivatives transactions outstanding with Lehman and no collateral posted to Lehman. The close-out provisions of the International Swaps and Derivatives Master Agreement required us to pay Lehman a termination fee of approximately $95.6 million, which we remitted to Lehman on September 25, 2008. Lehman's bankruptcy remains pending in the United States Bankruptcy Court Southern District of New York as Chapter 11 Case No. 08-13555(JMP).
In December 2010, the Lehman bankruptcy estate advised us that it disputed the termination fee amount and that the bankruptcy estate was entitled to an additional $1.471 million, which is the difference between the termination fee we previously paid Lehman and the market value fee we received on the replacement swaps.
On May 9, 2011, we received a Derivatives Alternative Dispute Resolution notice from the Lehman bankruptcy estate with a settlement demand of $1.471 million, plus interest accruing since the early termination date, at Lehman's cost of funds plus 1%. Lehman asserts such accrued interest, as of May 9, 2011, amounts to approximately $650 thousand. While we believe that we fully satisfied our obligation to Lehman and intend to vigorously defend this matter, we are unable at this time to predict the timing or ultimate outcome of this matter.
We are unaware of any other potential claims that could be material.

Item 1A.  RISK FACTORS

Except for an update to the following Risk Factor, there have been no material changes in the risk factors described in Item 1A of our 2010 Form 10-K.

Our Credit Rating or the Credit Rating of One or More of the Other FHLBanks Could be Lowered, Which Could Adversely Impact Our Cost of Funds or Ability to Enter Into Derivative Instrument Transactions on Acceptable Terms.

Our cost of issuing debt or our ability to enter into derivative instrument transactions on acceptable terms could be adversely affected if our credit rating or the credit ratings of one or more of the other FHLBanks are lowered. On April 20, 2011, S&P affirmed the long-term credit rating of AAA for 10 of the 12 FHLBanks but revised its outlook from stable to negative. The long-term credit ratings and outlooks on the FHLBanks of Chicago and Seattle were not affected.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Organization Certificate of the Federal Home Loan Bank of Indianapolis, incorporated by reference to our Registration Statement on Form 10 filed on February 14, 2006

3.2*	Bylaws of the Federal Home Loan Bank of Indianapolis, incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on May 21, 2010

4*	Capital Plan of the Federal Home Loan Bank of Indianapolis, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on June 1, 2009

10.1*+	Federal Home Loan Bank of Indianapolis 2009 Executive Incentive Compensation Plan, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on August 13, 2009

10.2*+	Form of Key Employee Severance Agreement for Executive Officers, incorporated by reference to our Current Report on Form 8-K, filed on November 20, 2007

10.3*+	Directors' Compensation and Travel Expense Reimbursement Policy effective January 1, 2011, incorporated by reference to Exhibit 99.3 of our Current Report on Form 8-K filed on December 17, 2010

10.4*+	Federal Home Loan Bank of Indianapolis 2010 Long Term Incentive Plan, effective January 1, 2011, incorporated by reference to Exhibit 10.12 of our Annual Report on Form 10-K filed on March 18, 2011

10.5*+	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 27, 2006

10.6*+	Federal Home Loan Bank 2009 Long Term Incentive Plan, incorporated by reference to our Annual Report on Form 10-K filed on March 16, 2009

10.7*+
Federal Home Loan Bank of Indianapolis 2011 Executive Incentive Compensation Plan (STI), effective January 1, 2011, incorporated by reference to Exhibit 10.15 of our Annual Report on Form 10-K filed on March 18, 2011

10.8*+	Form of Key Employee Severance Agreement for Principal Executive Officer, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on May 24, 2010

10.9*+	Form of Key Employee Severance Agreement for Executive Officers, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on February 4, 2011

31.1	Certification of the President - Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Executive Vice President - Chief Operating Officer - Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

31.3	Certification of the Senior Vice President - Chief Accounting Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

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

GLOSSARY OF TERMS

ABS: Asset-backed securities
Advances: Secured loans to members
AFS: Available-for-sale securities
AHP: Affordable Housing Program
AOCI: Accumulated Other Comprehensive Income (Loss)
Bank Act: Federal Home Loan Bank Act of 1932, as amended
CFTC: Commodity Futures Trading Commission
Consolidated Obligations: CO Bonds and Discount Notes
Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted July 21, 2010
Exchange Act: Securities Exchange Act of 1934, as amended
Fannie Mae: Federal National Mortgage Association
FASB: Financial Accounting Standards Board
FDIC: Federal Deposit Insurance Corporation
FOMC: Federal Open Market Committee
Federal Reserve: Federal Reserve Board
FHA: Federal Housing Administration
FHLBank: A Federal Home Loan Bank
FHLBanks: The 12 Federal Home Loan Banks or subset thereof
FHLBank System: The 12 FHLBanks and the Office of Finance
Finance Agency: Federal Housing Finance Agency
Finance Board: Federal Housing Finance Board
Fitch: Fitch Ratings, Inc.
Form 10-K: Annual Report on Form 10-K as filed with the SEC under the Securities Exchange Act of 1934
Form 10-Q: Quarterly Report on Form 10-Q
Freddie Mac: Federal Home Loan Mortgage Corporation
GAAP: Generally accepted accounting principles in the United States of America
Ginnie Mae: Government National Mortgage Association
GSE: Government-sponsored enterprise
HTM: Held-to-maturity securities
JCE Agreement: Joint Capital Enhancement Agreement
LIBOR: London Interbank Offered Rate
LRA: Lender risk account
MBS: Mortgage-backed securities
Moody's: Moody's Investor Service
MPP: Mortgage Purchase Program
MRCS: Mandatorily Redeemable Capital Stock
NRSRO: Nationally Recognized Statistical Rating Organization
OCI: Other Comprehensive Income
OTTI: Other-Than-Temporary-Impairment or other-than-temporarily impaired as the context indicates
Oversight Council: Financial Stability Oversight Council
PFI: Participating Financial Institution
PMI: Primary mortgage insurance
REFCORP: Resolution Funding Corporation
RMBS: Residential mortgage-backed securities
RRE Account: Separate Restricted Retained Earnings Account
S&P: Standard & Poor's Rating Service
SEC: Securities and Exchange Commission
SMI: Supplemental mortgage insurance
TLGP: The FDIC's Temporary Liquidity Guarantee Program
UPB: Unpaid principal balance
VaR: Value at risk
VIE: Variable Interest Entity
WAIR: Weighted average interest rate

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

May 12, 2011	By:	/s/ MILTON J. MILLER II
	Name:	Milton J. Miller II
	Title:	President - Chief Executive Officer

May 12, 2011	By:	/s/ CINDY L. KONICH
	Name:	Cindy L. Konich
	Title:	Executive Vice President - Chief Operating Officer - Chief Financial Officer

May 12, 2011	By:	/s/ K. LOWELL SHORT, JR.
	Name:	K. Lowell Short, Jr.
	Title:	Senior Vice President - Chief Accounting Officer