Form 10-Q
period 2011-06-30
Federal Home Loan Bank of Indianapolis
filed 2011-08-10
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
☐  Yes            ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of July 31, 2011
Class B Stock, par value $100	20,152,531

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Federal Home Loan Bank of Indianapolis
Statements of Condition
(Unaudited, $ amounts and shares in thousands, except par value)

	June 30, 2011	December 31, 2010
Assets:
Cash and Due from Banks	$1,539,157	$11,676
Interest-Bearing Deposits	59	3
Securities Purchased Under Agreements to Resell	—	750,000
Federal Funds Sold	2,905,000	7,325,000
Available-for-Sale Securities (1) (Note 3)	3,084,813	3,237,916
Held-to-Maturity Securities (2) (Note 4)	8,633,802	8,471,827
Advances (Notes 6 and 8)	17,475,572	18,275,364
Mortgage Loans Held for Portfolio, net (Notes 7 and 8)	6,281,450	6,702,576
Accrued Interest Receivable	89,876	98,924
Premises, Software, and Equipment, net	10,937	10,830
Derivative Assets, net (Note 9)	177	6,173
Other Assets	37,666	39,584
Total Assets	$40,058,509	$44,929,873
Liabilities:
Deposits (Note 10):
Interest-Bearing	$695,749	$574,894
Non-Interest-Bearing	10,850	10,034
Total Deposits	706,599	584,928
Consolidated Obligations (Note 11):
Discount Notes	9,992,689	8,924,687
Bonds	26,068,239	31,875,237
Total Consolidated Obligations, net	36,060,928	40,799,924
Accrued Interest Payable	123,686	133,862
Affordable Housing Program Payable	32,689	35,648
Payable to Resolution Funding Corporation	5,930	10,325
Derivative Liabilities, net (Note 9)	679,000	657,030
Mandatorily Redeemable Capital Stock (Note 13)	515,130	658,363
Other Liabilities	50,988	102,422
Total Liabilities	38,174,950	42,982,502
Commitments and Contingencies (Note 17)
Capital (Notes 13 and 14):
Capital Stock Putable (at par value of $100 per share):
Class B-1 issued and outstanding shares: 14,866 and 16,072, respectively	1,486,534	1,607,116
Class B-2 issued and outstanding shares: 33 and 29, respectively	3,341	2,944
Total Capital Stock Putable	1,489,875	1,610,060
Retained Earnings	451,314	427,557
Accumulated Other Comprehensive Income (Loss) (Note 14):
Net Unrealized Gains (Losses) on Available-for-Sale Securities (Note 3)	5,534	(4,615)
Net Non-Credit Portion of Other-Than-Temporary Impairment Losses:
Available-for-Sale Securities (Note 3)	(49,889)	(68,806)
Held-to-Maturity Securities (Note 4)	(5,154)	(7,056)
Pension and Postretirement Benefits	(8,121)	(9,769)
Total Accumulated Other Comprehensive Income (Loss)	(57,630)	(90,246)
Total Capital	1,883,559	1,947,371
Total Liabilities and Capital	$40,058,509	$44,929,873

(1)    Amortized cost: $2,944,213 and $3,146,617 at June 30, 2011, and December 31, 2010, respectively.
(2)    Estimated fair values: $8,701,206 and $8,513,391 at June 30, 2011, and December 31, 2010, respectively.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
(Unaudited, $ amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest Income:
Advances	$39,465	$49,526	$80,613	$99,960
Prepayment Fees on Advances, net	280	2,845	1,414	3,538
Interest-Bearing Deposits	8	59	18	95
Securities Purchased Under Agreements to Resell	94	762	683	931
Federal Funds Sold	1,973	4,490	4,914	7,023
Available-for-Sale Securities	13,113	1,862	27,990	3,483
Held-to-Maturity Securities	45,458	63,120	90,971	126,551
Mortgage Loans Held for Portfolio, net	76,532	83,396	156,661	174,051
Other, net	71	(524)	592	(165)
Total Interest Income	176,994	205,536	363,856	415,467
Interest Expense:
Consolidated Obligation Discount Notes	2,082	4,736	5,281	7,201
Consolidated Obligation Bonds	115,130	141,038	233,650	283,200
Deposits	60	83	133	161
Mandatorily Redeemable Capital Stock	3,737	3,612	8,562	7,191
Total Interest Expense	121,009	149,469	247,626	297,753
Net Interest Income	55,985	56,067	116,230	117,714
Provision for Credit Losses	1,183	—	2,159	—
Net Interest Income After Provision for Credit Losses	54,802	56,067	114,071	117,714
Other Income (Loss):
Total Other-Than-Temporary Impairment Losses	—	(7,826)	(2,972)	(22,279)
Portion of Impairment Losses Reclassified to (from) Other Comprehensive Income (Loss), net	(3,336)	(53,868)	(18,745)	(45,481)
Net Other-Than-Temporary Impairment Losses	(3,336)	(61,694)	(21,717)	(67,760)
Net Realized Losses from Sale of Available-for-Sale Securities	(1,943)	—	(1,943)	—
Net Gains (Losses) on Derivatives and Hedging Activities	(3,406)	(893)	(3,533)	(2,068)
Service Fees	265	314	528	615
Standby Letters of Credit Fees	462	396	800	759
Loss on Extinguishment of Debt	—	—	(397)	—
Other, net	239	120	421	382
Total Other Income (Loss)	(7,719)	(61,757)	(25,841)	(68,072)
Other Expenses:
Compensation and Benefits	8,320	6,821	17,063	13,525
Other Operating Expenses	3,686	3,446	6,516	6,380
Federal Housing Finance Agency	860	533	1,776	1,132
Office of Finance	523	445	1,344	910
Other	259	278	514	562
Total Other Expenses	13,648	11,523	27,213	22,509
Income (Loss) Before Assessments	33,435	(17,213)	61,017	27,133
Assessments:
Affordable Housing Program	3,111	(1,036)	5,855	2,949
Resolution Funding Corporation	5,939	(3,235)	10,907	4,837
Total Assessments, net	9,050	(4,271)	16,762	7,786
Net Income (Loss)	$24,385	$(12,942)	$44,255	$19,347

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
(Unaudited, $ amounts and shares in thousands)

	Capital Stock Class B-1 Putable		Capital Stock Class B-2 Putable		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Shares	Par Value

Balance, December 31, 2009	17,260	$1,726,000	—	$—	$349,013	$(328,602)	$1,746,411

Proceeds from Sale of Capital Stock	339	33,882	—	—			33,882
Transfers of Capital Stock	(46)	(4,567)	46	4,567			—
Net Shares Reclassified to Mandatorily Redeemable Capital Stock	(291)	(29,061)	—	—			(29,061)

Comprehensive Income:
Net Income					19,347		19,347
Other Comprehensive Income (Loss) (Note 14)						65,128	65,128
Total Comprehensive Income (Loss)					19,347	65,128	84,475

Distributions on Mandatorily Redeemable Capital Stock					(53)		(53)
Cash Dividends on Capital Stock (2.00% annualized)					(17,207)		(17,207)

Balance, June 30, 2010	17,262	$1,726,254	46	$4,567	$351,100	$(263,474)	$1,818,447

Balance, December 31, 2010	16,072	$1,607,116	29	$2,944	$427,557	$(90,246)	$1,947,371

Proceeds from Sale of Capital Stock	349	34,898	—	—			34,898
Repurchase/Redemption of Capital Stock	(1,497)	(149,694)	—	—			(149,694)
Transfers of Capital Stock	(4)	(397)	4	397			—
Net Shares Reclassified to Mandatorily Redeemable Capital Stock	(54)	(5,389)	—	—			(5,389)

Comprehensive Income:
Net Income					44,255		44,255
Other Comprehensive Income (Loss) (Note 14)						32,616	32,616
Total Comprehensive Income (Loss)					44,255	32,616	76,871

Distributions on Mandatorily Redeemable Capital Stock					(11)		(11)
Cash Dividends on Capital Stock (2.50% annualized)					(20,487)		(20,487)

Balance, June 30, 2011	14,866	$1,486,534	33	$3,341	$451,314	$(57,630)	$1,883,559

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
(Unaudited, $ amounts in thousands)

	Six Months Ended
	June 30,
	2011	2010
Operating Activities:
Net Income	$44,255	$19,347
Adjustments to Reconcile Net Income to Net Cash provided by (used in) Operating Activities:
Depreciation and Amortization	13,423	(18,210)
Net Other-Than-Temporary Impairment Losses	21,717	67,760
Loss on Extinguishment of Debt	397	—
Provision for Credit Losses	2,159	—
(Gain) Loss on Sale of Available-for-Sale Securities	1,943	—
(Gain) Loss on Derivative and Hedging Activities	(776)	2,744
Net Change in:
Accrued Interest Receivable	9,051	9,139
Net Accrued Interest on Derivatives	51,780	106,939
Other Assets	(138)	326
Affordable Housing Program Payable, including discount on Advances	(2,959)	(3,174)
Accrued Interest Payable	(10,176)	(51,870)
Payable to Resolution Funding Corporation	(4,395)	(8,691)
Other Liabilities	(1,457)	(543)
Total Adjustments, net	80,569	104,420
Net Cash provided by (used in) Operating Activities	124,824	123,767
Investing Activities:
Net Change in:
Interest-Bearing Deposits	(10,956)	(87,532)
Securities Purchased Under Agreements to Resell	750,000	—
Federal Funds Sold	4,420,000	(2,817,000)
Premises, Software, and Equipment	(894)	(260)
Available-for-Sale Securities:
Proceeds from Maturities	107,740	—
Proceeds from Sales	66,520	—
Held-to-Maturity Securities:
Net (Increase) Decrease in Short-Term	—	(105,000)
Proceeds from Maturities of Long-Term	764,381	958,802
Purchases of Long-Term	(975,136)	(1,490,976)
Advances:
Principal Collected	7,954,850	10,336,792
Made to Members	(7,142,745)	(7,773,621)
Mortgage Loans Held for Portfolio:
Principal Collected	664,708	673,585
Purchases	(248,416)	(158,107)
Proceeds from Sales of Foreclosed Properties	—	(162)
Other Federal Home Loan Banks:
Principal Collected on Loans	50,000	60,735
Loans Made	(50,000)	(60,735)
Net Cash provided by (used in) Investing Activities	6,350,052	(463,479)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
(Unaudited, $ amounts in thousands)

	Six Months Ended
	June 30,
	2011	2010
Financing Activities:
Net Change in Deposits	121,672	(196,661)
Net Proceeds (Payments) on Derivative Contracts with Financing Elements	(54,171)	(81,799)
Net Proceeds from Issuance of Consolidated Obligations:
Discount Notes	259,944,888	333,468,395
Bonds	9,923,131	19,678,279
Payments for Matured and Retired Consolidated Obligations:
Discount Notes	(258,875,922)	(332,285,441)
Bonds	(15,723,077)	(21,971,100)
Proceeds from Sale of Capital Stock	34,898	33,882
Payments for Redemption of Mandatorily Redeemable Capital Stock	(148,633)	(3,333)
Payments for Repurchase/Redemption of Capital Stock	(149,694)	—
Cash Dividends Paid	(20,487)	(17,207)
Net Cash provided by (used in) Financing Activities	(4,947,395)	(1,374,985)

Net Increase (Decrease) in Cash and Cash Equivalents	1,527,481	(1,714,697)
Cash and Cash Equivalents at Beginning of the Period	11,676	1,722,077
Cash and Cash Equivalents at End of the Period	$1,539,157	$7,380
Supplemental Disclosures:
Interest Paid	$259,993	$348,541
Affordable Housing Program Payments, net	8,813	6,122
Resolution Funding Corporation Assessments Paid	15,302	13,529

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Notes to Financial Statements
(Unaudited, $ amounts in thousands unless otherwise indicated)

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

Our significant accounting policies and certain other disclosures are set forth in the notes to the audited financial statements in Note 1 - Summary of Significant Accounting Policies in the 2010 Form 10-K. There have been no significant changes to these policies as of June 30, 2011.

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

Variable Interest Entities. We have investments in VIEs that include, but are not limited to, senior interests in private-label MBS and ABS. The carrying amounts of the investments are included in HTM and AFS securities on the Statement of Condition. We have no liabilities related to these VIEs. The maximum loss exposure to these VIEs is limited to the carrying value of our investments in the VIEs.

If we were to determine that we are the primary beneficiary of a VIE, we would be required to consolidate that VIE. On an ongoing basis, we perform a quarterly evaluation to determine whether we are the primary beneficiary in any VIE. To perform this evaluation, we consider whether we possess both of the following characteristics:

•	the power to direct the VIE's activities that most significantly affect the VIE's economic performance; and

•	the obligation to absorb the VIE's losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Based on an evaluation of the above characteristics, we have determined that consolidation is not required for our VIEs as of June 30, 2011. In addition, we have not provided financial or other support (explicitly or implicitly) to any VIE during the three or six months ended June 30, 2011. Furthermore, we were not previously contractually required to provide, nor do we intend to provide, such support to any VIE in the future.

Office of Finance Expenses. Effective January 1, 2011, our proportionate share of the Office of Finance operating and capital expenditures is calculated using a formula that is based upon two components as follows: (i) two-thirds based on our share of Consolidated Obligations outstanding and (ii) one-third based on equal pro-rata share among the 12 FHLBanks. These regular assessments are determined on a monthly basis. In addition, we are apportioned special assessments using the same calculation for specific system-wide expenditures related to audit fees and rating agency annual relationship fees. Any ratings agency subscription fees are assessed as incurred on a per user basis and directly to the applicable FHLBank(s).

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Prior to January 1, 2011, we were assessed for the costs of operating the Office of Finance based equally on each FHLBank's percentage of capital stock, percentage of Consolidated Obligations issued and percentage of Consolidated Obligations outstanding.

Subsequent Events. In preparing this Form 10-Q, we have evaluated events and considered transactions through the time of filing our second quarter 2011 Form 10-Q with the SEC.

Note 2 - Recently Adopted and Issued Accounting Guidance

Fair Value Measurements and Disclosures. On January 21, 2010, the FASB issued amended guidance for fair value measurements and disclosures. We adopted this amended guidance as of January 1, 2010, except for required disclosures about purchases, sales, issuances, and settlements in the rollforward of activity for Level 3 fair value measurements, which we adopted as of January 1, 2011. The adoption of this amended guidance resulted in increased annual and interim financial statement disclosures, but did not have a material effect on our financial condition, results of operations or cash flows. See Note 16 - Estimated Fair Values for additional disclosures required under this amended guidance.

On May 12, 2011, the FASB and the International Accounting Standards Board issued substantially converged guidance on fair value measurement and disclosure requirements. This guidance clarifies how fair value accounting should be applied where its use is already required or permitted by other standards within GAAP or International Financial Reporting Standards; these amendments do not require additional fair value measurements. This guidance generally represents clarifications to the application of existing fair value measurement and disclosure requirements, as well as some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This guidance is effective for interim and annual periods beginning on January 1, 2012, and should be applied prospectively. Early application by public entities is not permitted. The adoption of this guidance may result in increased annual and interim financial statement disclosures, but is not expected to have a material effect on our financial condition, results of operations or cash flows.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. On July 21, 2010, the FASB issued amended guidance to enhance disclosures about the credit quality of an entity's financing receivables and the allowance for credit losses. The required disclosures as of the end of a reporting period became effective for interim and annual reporting periods as of December 31, 2010. The required disclosures about activity that occurs during a reporting period became effective for interim and annual reporting periods as of January 1, 2011. The adoption of this amended guidance resulted in increased annual and interim financial statement disclosures, but did not have a material effect on our financial condition, results of operations or cash flows. See Note 8 - Allowance for Credit Losses for additional disclosures required under this amended guidance.

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

On April 5, 2011, the FASB issued guidance to clarify which debt modifications constitute troubled debt restructurings. This guidance is intended to help creditors determine whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for presenting previously deferred disclosures related to troubled debt restructurings. This guidance is effective for interim and annual periods beginning on or after July 1, 2011, and applies to troubled debt restructurings occurring on or after the beginning of the annual period of adoption. Early adoption is permitted. The adoption of this amended guidance may result in increased annual and interim financial statement disclosures but is not expected to have a material effect on our financial condition, results of operations or cash flows.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Reconsideration of Effective Control for Repurchase Agreements. On April 29, 2011, the FASB issued guidance to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The new guidance removes from the assessment of effective control: (i) the criterion requiring the transferor to have the ability to repurchase or redeem financial assets before their maturity on substantially the agreed terms, even in the event of the transferee's default, and (ii) the collateral maintenance implementation guidance related to that criterion. This guidance is effective for interim and annual periods beginning on or after January 1, 2012. This guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. We are currently evaluating the effect of the adoption of this amended guidance on our financial condition, results of operations and cash flows.

Presentation of Comprehensive Income. On June 16, 2011, the FASB issued guidance to increase the prominence of other comprehensive income in financial statements. This guidance requires an entity that reports items of other comprehensive income to present comprehensive income in either a single financial statement or in two consecutive financial statements. In a single continuous statement, an entity is required to present the components and amount of net income, the components of other comprehensive income and a total for other comprehensive income, as well as a total for comprehensive income. In a two-statement approach, an entity is required to present the components and amount of net income in its statement of net income. The statement of other comprehensive income should follow immediately and include the components of other comprehensive income as well as totals for both other comprehensive income and comprehensive income. This guidance eliminates the option to present other comprehensive income in the statement of changes in stockholders' equity. This guidance is effective for interim and annual periods beginning on January 1, 2012, and should be applied retrospectively for all periods presented. Early adoption is permitted. We plan to elect the two-statement approach noted above. The adoption of this guidance is expected to be limited to increased annual and interim financial statement disclosures and not affect our financial condition, results of operations or cash flows.

Note 3 - Available-for-Sale Securities

Major Security Types. AFS securities consist primarily of GSE debentures and RMBS. Our AFS securities were as follows:

		OTTI	Gross	Gross
	Amortized	Recognized	Unrealized	Unrealized	Estimated
June 30, 2011	Cost (1)	in AOCI	Gains	Losses	Fair Value
GSE debentures	$1,766,230	$—	$190,025	$(1,023)	$1,955,232
TLGP debentures	322,524	—	1,486	—	324,010
Private-label RMBS	855,459	(169,323)	119,606	(171)	805,571
Total AFS securities	$2,944,213	$(169,323)	$311,117	$(1,194)	$3,084,813

December 31, 2010
GSE debentures	$1,771,077	$—	$163,110	$(3,929)	$1,930,258
TLGP debentures	324,193	—	924	—	325,117
Private-label RMBS	1,051,347	(203,839)	135,501	(468)	982,541
Total AFS securities	$3,146,617	$(203,839)	$299,535	$(4,397)	$3,237,916

(1)    Amortized cost of AFS securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and, if applicable, OTTI recognized in earnings (credit losses).

At June 30, 2011, and December 31, 2010, 91% and 85%, respectively, of our fixed-rate AFS securities at amortized cost were swapped to a variable rate and none of our variable-rate AFS securities were swapped.

Premiums and Discounts. At June 30, 2011, and December 31, 2010, the amortized cost of our MBS classified as AFS securities included OTTI credit losses, OTTI-related accretion adjustments, and net discounts on OTTI securities totaling $125,106 and $122,173, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Reconciliations of Amounts in AOCI. Subsequent increases and decreases in the fair value of previously OTTI AFS securities are netted against the non-credit component of OTTI in AOCI in the Statement of Condition. The following tables reconcile the amounts in the AFS major security types table above to the Statement of Condition and AOCI rollforward presentation:

Net Unrealized Gains (Losses) on AFS Securities	June 30, 2011	December 31, 2010
Net unrealized gains	$309,923	$295,138
Less:
Subsequent net unrealized gains on previously OTTI securities	119,434	135,033
Unrealized gains on hedged items recognized in Other Income (Loss)	184,955	164,720
Net unrealized gains (losses) on AFS securities recognized in AOCI	$5,534	$(4,615)

Net Non-Credit Portion of OTTI Losses on AFS Securities	June 30, 2011	December 31, 2010
OTTI Recognized in AOCI	$(169,323)	$(203,839)
Subsequent net unrealized gains on previously OTTI securities	119,434	135,033
Net non-credit portion of OTTI losses on AFS securities	$(49,889)	$(68,806)

Unrealized Loss Positions. The following table presents impaired AFS securities, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2011	Value	Losses	Value	Losses	Value	Losses (1)
Non-MBS:
GSE debentures	$106,543	$(1,023)	$—	$—	$106,543	$(1,023)
TLGP debentures	—	—	—	—	—	—
Total Non-MBS	106,543	(1,023)	—	—	106,543	(1,023)
Private-label RMBS	107,805	(1,769)	585,815	(54,432)	693,620	(56,201)
Total impaired AFS securities	$214,348	$(2,792)	$585,815	$(54,432)	$800,163	$(57,224)

December 31, 2010
Non-MBS:
GSE debentures	$103,652	$(3,929)	$—	$—	$103,652	$(3,929)
TLGP debentures	—	—	—	—	—	—
Total Non-MBS	103,652	(3,929)	—	—	103,652	(3,929)
Private-label RMBS	—	—	777,955	(75,825)	777,955	(75,825)
Total impaired AFS securities	$103,652	$(3,929)	$777,955	$(75,825)	$881,607	$(79,754)

(1)    As a result of OTTI accounting guidance, the total unrealized losses on private-label RMBS will not agree to the gross unrealized losses on private-label RMBS in the major security types table above.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Redemption Terms. The amortized cost and estimated fair value of non-MBS AFS securities by contractual maturity are presented below. MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities as borrowers may have the right to prepay obligations with or without prepayment fees.

	June 30, 2011		December 31, 2010
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	533,150	554,710	324,193	325,117
Due after five years through ten years	1,555,604	1,724,532	1,771,077	1,930,258
Due after ten years	—	—	—	—
Total Non-MBS	2,088,754	2,279,242	2,095,270	2,255,375
Total MBS	855,459	805,571	1,051,347	982,541
Total AFS securities	$2,944,213	$3,084,813	$3,146,617	$3,237,916

Realized Gains and Losses. The following table presents the proceeds, gross gains and losses, and previously recognized OTTI credit losses including accretion related to the sale of two AFS securities. We compute gains and losses on sales of investment securities using the specific identification method.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Sales of AFS Securities	2011	2010	2011	2010
Proceeds from sale	$66,520	$—	$66,520	$—
Previously recognized OTTI credit losses including accretion	16,585	—	16,585	—

Gross gains	$904	$—	$904	$—
Gross losses	(2,847)	—	(2,847)	—
Net Realized Losses from Sale of Available-for-Sale Securities	$(1,943)	$—	$(1,943)	$—

As of June 30, 2011, we had no intention to sell the remaining OTTI AFS securities, nor did we consider it more likely than not that we will be required to sell these securities before our anticipated recovery of each security's remaining amortized cost basis.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 4 - Held-to-Maturity Securities

Major Security Types. HTM securities consist primarily of MBS and TLGP debentures. Our HTM securities were as follows:

				Gross	Gross
		OTTI		Unrecognized	Unrecognized	Estimated
	Amortized	Recognized	Carrying	Holding	Holding	Fair
June 30, 2011	Cost (1)	In AOCI	Value (2)	Gains (3)	Losses (3)	Value
Non-MBS and ABS:
GSE debentures	$293,738	$—	$293,738	$644	$—	$294,382
TLGP debentures	1,980,332	—	1,980,332	3,608	—	1,983,940
Total Non-MBS and ABS	2,274,070	—	2,274,070	4,252	—	2,278,322
MBS and ABS:
Other U.S. obligations -guaranteed RMBS	2,569,690	—	2,569,690	36,608	(9,205)	2,597,093
GSE RMBS	3,245,341	—	3,245,341	57,368	(12,458)	3,290,251
Private-label RMBS	528,990	(5,154)	523,836	5,199	(10,846)	518,189
Private-label ABS	20,865	—	20,865	—	(3,514)	17,351
Total MBS and ABS	6,364,886	(5,154)	6,359,732	99,175	(36,023)	6,422,884
Total HTM securities	$8,638,956	$(5,154)	$8,633,802	$103,427	$(36,023)	$8,701,206

December 31, 2010
Non-MBS and ABS:
GSE debentures	$294,121	$—	$294,121	$300	$(214)	$294,207
TLGP debentures	2,065,994	—	2,065,994	4,530	(3)	2,070,521
Total Non-MBS and ABS	2,360,115	—	2,360,115	4,830	(217)	2,364,728
MBS and ABS:
Other U.S. obligations -guaranteed RMBS	2,326,958	—	2,326,958	31,773	(7,849)	2,350,882
GSE RMBS	3,044,129	—	3,044,129	53,049	(24,933)	3,072,245
Private-label RMBS	725,493	(7,056)	718,437	5,665	(18,277)	705,825
Private-label ABS	22,188	—	22,188	—	(2,477)	19,711
Total MBS and ABS	6,118,768	(7,056)	6,111,712	90,487	(53,536)	6,148,663
Total HTM securities	$8,478,883	$(7,056)	$8,471,827	$95,317	$(53,753)	$8,513,391

(1)    Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and, if applicable, OTTI recognized in earnings (credit losses).
(2)    Carrying value of HTM securities represents amortized cost after adjustment for non-credit OTTI recognized in AOCI.
(3)    Gross unrecognized holding gains (losses) represents the difference between estimated fair value and carrying value.

Premiums and Discounts. The following table presents the net (discounts) premiums included in the amortized cost of our HTM securities:

Net (Discounts) Premiums	June 30, 2011	December 31, 2010
Non-MBS and ABS:
Net purchased premiums	$1,105	$2,150
Total Non-MBS and ABS	1,105	2,150
MBS and ABS:
Net purchased premiums	59,105	62,503
OTTI related credit losses	(1,143)	(1,143)
OTTI related accretion adjustments	(1)	34
Other - net discounts on OTTI securities	(393)	(393)
Total MBS and ABS	57,568	61,001
Total HTM securities, net (discounts) premiums included in amortized cost	$58,673	$63,151

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Unrealized Loss Positions. The following table presents impaired HTM securities, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2011	Value	Losses	Value	Losses	Value	Losses (1)
Non-MBS and ABS:
GSE debentures	$—	$—	$—	$—	$—	$—
TLGP debentures	—	—	—	—	—	—
Total Non-MBS and ABS	—	—	—	—	—	—
MBS and ABS:
Other U.S. obligations - guaranteed RMBS	1,049,345	(9,205)	—	—	1,049,345	(9,205)
GSE RMBS	1,090,928	(12,458)	—	—	1,090,928	(12,458)
Private-label RMBS	98,961	(1,069)	346,562	(10,635)	445,523	(11,704)
Private-label ABS	—	—	17,350	(3,514)	17,350	(3,514)
Total MBS and ABS	2,239,234	(22,732)	363,912	(14,149)	2,603,146	(36,881)
Total impaired HTM securities	$2,239,234	$(22,732)	$363,912	$(14,149)	$2,603,146	$(36,881)

December 31, 2010
Non-MBS and ABS:
GSE debentures	$168,779	$(214)	$—	$—	$168,779	$(214)
TLGP debentures	68,764	(3)	—	—	68,764	(3)
Total Non-MBS and ABS	237,543	(217)	—	—	237,543	(217)
MBS and ABS:
Other U.S. obligations - guaranteed RMBS	994,667	(7,849)	—	—	994,667	(7,849)
GSE RMBS	1,034,990	(24,933)	—	—	1,034,990	(24,933)
Private-label RMBS	51,012	(223)	546,135	(20,466)	597,147	(20,689)
Private-label ABS	—	—	19,711	(2,477)	19,711	(2,477)
Total MBS and ABS	2,080,669	(33,005)	565,846	(22,943)	2,646,515	(55,948)
Total impaired HTM securities	$2,318,212	$(33,222)	$565,846	$(22,943)	$2,884,058	$(56,165)

(1)    As a result of OTTI accounting guidance, the total unrealized losses on private-label RMBS will not agree to the gross unrecognized holding losses on private-label RMBS in the major security types table above.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Redemption Terms. The amortized cost, carrying value and estimated fair value of non-MBS and ABS HTM securities by contractual maturity are presented below. MBS and ABS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities as borrowers may have the right to prepay obligations with or without prepayment fees.

	June 30, 2011			December 31, 2010
			Estimated			Estimated
	Amortized	Carrying	Fair	Amortized	Carrying	Fair
Year of Contractual Maturity	Cost (1)	Value (2)	Value	Cost (1)	Value (2)	Value
Non-MBS and ABS:
Due in one year or less	$1,786,310	$1,786,310	$1,789,857	$306,826	$306,826	$307,306
Due after one year through five years	487,760	487,760	488,465	2,053,289	2,053,289	2,057,422
Due after five years through ten years	—	—	—	—	—	—
Due after ten years	—	—	—	—	—	—
Total Non-MBS and ABS	2,274,070	2,274,070	2,278,322	2,360,115	2,360,115	2,364,728
Total MBS and ABS	6,364,886	6,359,732	6,422,884	6,118,768	6,111,712	6,148,663
Total HTM securities	$8,638,956	$8,633,802	$8,701,206	$8,478,883	$8,471,827	$8,513,391

(1)    Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and, if applicable, OTTI recognized in earnings (credit losses).
(2)    Carrying value of HTM securities represents amortized cost after adjustment for non-credit OTTI recognized in AOCI.

Realized Gains and Losses.  There were no sales of HTM securities during the three or six months ended June 30, 2011, or 2010.

Note 5 - Other-Than-Temporary Impairment Analysis

We evaluate our individual AFS and HTM securities that have been previously OTTI or are in an unrealized loss position for OTTI on a quarterly basis. As part of our evaluation, we consider our intent to sell each of these securities and whether it is more likely than not that we will be required to sell the security before its anticipated recovery. If either of these conditions is met, we recognize an OTTI equal to the entire difference between the security's amortized cost basis and its fair value at the Statement of Condition date. For those securities that meet neither of these conditions, we perform an analysis to determine whether we expect to recover the entire amortized cost basis of the security as described in Note 7 - Other-Than-Temporary Impairment Analysis in our 2010 Form 10-K.

OTTI Evaluation Process and Results - Private-label RMBS and ABS

Our evaluation includes an estimation of the cash flows that we are likely to collect based on an assessment of the structure of each security and certain assumptions such as:

•	the remaining payment terms for the security;

•	prepayment speeds;

•	default rates;

•	loss severity on the collateral supporting our security based on underlying loan-level borrower and loan characteristics;

•	expected housing price changes; and

•	interest-rates.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

A significant modeling assumption is the forecast of future housing price changes for the relevant states and core-based statistical areas, which are based upon an assessment of the individual housing markets. Our housing price forecast assumes core-based statistical areas current-to-trough home price declines ranging from 0% (for those housing markets that are believed to have reached their trough) to 8%. For those markets for which further home price declines are anticipated, such declines were projected to occur over the 3- to 9-month period beginning April 1, 2011, followed in each case by a 3-month period of flat prices. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase from the trough within a range of 0% to 2.8% in the first year, 0% to 3.0% in the second year, 1.5% to 4.0% in the third year, 2.0% to 5.0% in the fourth year, 2.0% to 6.0% in each of the fifth and sixth years, and 2.3% to 5.6% in each subsequent year.

For those securities which were determined to be OTTI during the three months ended June 30, 2011, the following table presents the significant modeling assumptions used to determine the amount of credit loss recognized in earnings during this period as well as the related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. The calculated averages represent the dollar-weighted averages of the private-label RMBS in each category shown. The classification (prime or Alt-A) is based on the model used to estimate the cash flows for the security, which may not be the same as the classification at the time of origination.

	Significant Modeling Assumptions for OTTI private-label RMBS						Current Credit
	Prepayment Rates		Default Rates		Loss Severities		Enhancement
	Weighted		Weighted		Weighted		Weighted
	Average	Range	Average	Range	Average	Range	Average	Range
Year of Securitization	%	%	%	%	%	%	%	%
Prime:
2007	8.3	7.6 - 8.5	53.1	35.4 - 56.2	47.6	43.4 - 48.4	4.7	4.1 - 4.8
2006	7.3	7.3 - 7.3	21.9	21.9 - 21.9	37.2	37.2 - 37.2	2.4	2.4 - 2.4
2005	9.5	9.2 - 10.3	37.8	33.3 - 39.6	39.3	37.7 - 43.4	9.2	7.3 - 9.9
Total Prime	9.0	7.3 - 10.3	40.2	21.9 - 56.2	41.2	37.2 - 48.4	7.4	2.4 - 9.9
Alt-A:
2005	8.6	7.3 - 13.2	39.8	29.5 - 42.7	44.0	37.4 - 45.8	2.3	2.1 - 3.0
Total Alt-A	8.6	7.3 - 13.2	39.8	29.5 - 42.7	44.0	37.4 - 45.8	2.3	2.1 - 3.0
Total OTTI private-label RMBS	9.0	7.3 - 13.2	40.1	21.9 - 56.2	41.6	37.2 - 48.4	6.7	2.1 - 9.9

Results of OTTI Evaluation Process - Private-label RMBS and ABS. As a result of our evaluations, for the three months ended June 30, 2011, and 2010, we recognized OTTI losses after we determined that it was likely that we would not recover the entire amortized cost of each of these securities.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The table below presents the credit losses and net OTTI reclassified (to) from OCI for the three and six months ended June 30, 2011, and 2010. Securities are listed based on the originator's classification at the time of origination or based on the classification by the NRSROs upon issuance.

	Three Months Ended			Six Months Ended
	OTTI	Net OTTI	Total	OTTI	Net OTTI	Total
	Related to	Reclassified	OTTI	Related to	Reclassified	OTTI
June 30, 2011	Credit Loss	(to) from OCI	Losses	Credit Loss	(to) from OCI	Losses
Private-label RMBS:
Prime	$(2,334)	$2,334	$—	$(20,074)	$20,074	$—
Alt-A	(1,002)	1,002	—	(1,643)	(1,329)	(2,972)
Total OTTI securities	$(3,336)	$3,336	$—	$(21,717)	$18,745	$(2,972)

June 30, 2010
Private-label RMBS:
Prime	$(60,177)	$53,219	$(6,958)	$(65,967)	$44,556	$(21,411)
Alt-A	(1,517)	649	(868)	(1,793)	925	(868)
Total OTTI securities	$(61,694)	$53,868	$(7,826)	$(67,760)	$45,481	$(22,279)

For the three and six months ended June 30, 2011, we accreted $832 and $1,902, respectively, of non-credit OTTI from AOCI to the carrying value of HTM securities, compared to $14,744 and $28,520 for the three and six months ended June 30, 2010, respectively.

For the three and six months ended June 30, 2011, we accreted (i.e., increased income) $793 and $1,997, respectively, of credit OTTI included in the amortized cost of private-label RMBS to Net Interest Income, compared to amortization (i.e., decreased income) of $1,308 and $2,565 for the three and six months ended June 30, 2010, respectively.

The following table presents a reconciliation of the non-credit losses reclassified to (from) OCI:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliation of Non-credit Losses	2011	2010	2011	2010
Reclassification of non-credit losses to Other Income (Loss)	$(3,336)	$(60,987)	$(21,076)	$(66,769)
Non-credit losses recognized in OCI	—	7,119	2,331	21,288
Portion of Impairment Losses Reclassified to (from) Other Comprehensive Income (Loss)	$(3,336)	$(53,868)	$(18,745)	$(45,481)

The following table presents a rollforward of the cumulative credit losses. The rollforward excludes accretion of credit losses for securities that have not experienced a significant increase in cash flows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Credit Loss Rollforward	2011	2010	2011	2010
Balance at Beginning of Period	$128,238	$66,357	$110,747	$60,291
Additions:
Credit losses for which OTTI was not previously recognized	—	514	—	694
Additional credit losses for which OTTI was previously recognized	3,336	61,180	21,717	67,066
Reductions:
Credit losses on securities sold, matured, paid down or prepaid	(16,585)	—	(16,585)	—
Significant increases in cash flows expected to be collected, recognized over the remaining life of the securities	(218)	—	(1,108)	—
Balance at End of Period	$114,771	$128,051	$114,771	$128,051

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents the June 30, 2011, balances and classifications of the securities with OTTI losses during the three months ended June 30, 2011. The table also presents the balances and classifications of our securities for which an OTTI loss has been recognized during the life of the securities, which represents securities impaired prior to 2011, as well as during 2011. We classify private-label MBS as prime, Alt-A or subprime based on the originator's classification at the time of origination or based on the classification by the NRSROs upon issuance of the MBS.

	June 30, 2011
	HTM Securities				AFS Securities
				Estimated			Estimated
OTTI Three Months Ended	UPB	Amortized Cost	Carrying Value	Fair Value	UPB	Amortized Cost	Fair Value
Private-label RMBS - prime	$—	$—	$—	$—	$303,715	$267,584	$250,485
Private-label RMBS - Alt-A	—	—	—	—	47,220	39,521	31,708
Total OTTI securities	$—	$—	$—	$—	$350,935	$307,105	$282,193

OTTI Life-to-Date
Private-label RMBS - prime	$30,126	$28,589	$23,435	$28,203	$933,345	$815,939	$773,863
Private-label RMBS - Alt-A	—	—	—	—	47,220	39,521	31,708
Total OTTI securities	$30,126	$28,589	$23,435	$28,203	$980,565	$855,460	$805,571
Total MBS and ABS		$6,364,886	$6,359,732	$6,422,884		$855,459	$805,571
Total securities		$8,638,956	$8,633,802	$8,701,206		$2,944,213	$3,084,813
OTTI Evaluation Process and Results - All Other AFS and HTM Securities

Other U.S. Obligations and GSE Securities. For other U.S. obligations and GSEs, we determined that the strength of the issuers' guarantees through direct obligations or support from the United States government is sufficient to protect us from any losses based on current expectations. As a result, we have determined that, as of June 30, 2011, all of the gross unrealized losses are temporary.

Note 6 - Advances

We had Advances outstanding, with interest rates ranging from 0.14% to 8.34%, as presented below.

	June 30, 2011		December 31, 2010
Year of Contractual Maturity	Amount	WAIR %	Amount	WAIR %
Overdrawn demand and overnight deposit accounts	$200	2.50	$1,394	2.50
Due in 1 year or less	1,683,766	2.47	2,850,291	2.81
Due after 1 year through 2 years	3,557,977	2.85	1,784,681	3.29
Due after 2 years through 3 years	1,379,594	3.19	2,646,696	3.52
Due after 3 years through 4 years	1,444,275	3.19	1,394,515	3.09
Due after 4 years through 5 years	2,879,001	3.50	2,565,321	3.66
Thereafter	5,880,919	2.37	6,394,940	2.44
Total Advances, par value	16,825,732	2.82	17,637,838	2.98
Unamortized discount on AHP Advances	(79)		(104)
Unamortized discount on Advances	(756)		(880)
Hedging adjustments	509,436		489,180
Unamortized deferred prepayment fees	141,239		149,330
Total Advances	$17,475,572		$18,275,364

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

We offer Advances to members that provide a right, based upon predetermined option exercise dates, to call the Advance prior to maturity without incurring prepayment or termination fees (callable Advances). At June 30, 2011, and December 31, 2010, we had callable Advances outstanding of $3,114,775 and $3,610,325, respectively. All other Advances may only be prepaid by paying a fee (prepayment fee) that makes us financially indifferent to the prepayment of the Advance.

We offer putable and convertible Advances that contain embedded options. Under the terms of a putable Advance, we may put or extinguish the fixed-rate Advance on predetermined exercise dates, and offer, subject to certain conditions, replacement funding at prevailing market rates. At June 30, 2011, and December 31, 2010, we had putable Advances outstanding totaling $917,250 and $1,018,750, respectively. Under the terms of a convertible Advance, we may convert an Advance from one interest-payment term structure to another. We had no convertible Advances outstanding at June 30, 2011, or December 31, 2010.

The following table presents Advances by the earlier of the year of contractual maturity or next call date and next put date:

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Put Date
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Overdrawn demand and overnight deposit accounts	$200	$1,394	$200	$1,394
Due in 1 year or less	3,688,116	4,301,641	2,383,016	3,725,041
Due after 1 year through 2 years	3,788,977	2,684,681	3,365,727	1,561,681
Due after 2 years through 3 years	1,404,594	2,606,696	1,365,594	2,513,946
Due after 3 years through 4 years	1,444,275	1,347,515	1,412,275	1,341,515
Due after 4 years through 5 years	2,713,001	2,480,321	2,652,501	2,343,821
Thereafter	3,786,569	4,215,590	5,646,419	6,150,440
Total Advances, par value	$16,825,732	$17,637,838	$16,825,732	$17,637,838

The following table presents interest-rate payment terms for Advances:

	June 30, 2011			December 31, 2010
Interest-Rate Payment Terms	Total Outstanding	Amount Swapped	% Swapped	Total Outstanding	Amount Swapped	% Swapped
Total Fixed-rate	$13,498,487	$10,776,166	80%	$13,763,437	$10,845,833	79%
Total Variable-rate	3,327,245	10,000	—%	3,874,401	10,000	—%
Total Advances, par value	$16,825,732	$10,786,166	64%	$17,637,838	$10,855,833	62%

Prepayment Fees. When a borrower prepays an Advance, we could suffer lower future income if the principal portion of the prepaid Advance is reinvested in lower-yielding assets that continue to be funded by higher-costing debt. To protect against this risk, we generally charge a prepayment fee that makes us financially indifferent to a borrower's decision to prepay an Advance. For the three and six months ended June 30, 2011, gross Advance prepayment fees (i.e., excluding any associated hedging basis adjustments) received from borrowers were $409 and $1,584, respectively, compared to $17,733 and $21,242 for the three and six months ended June 30, 2010, respectively. In cases in which we fund a new Advance concurrent with or within a short period of time before or after the prepayment of an existing Advance and the Advance meets the accounting criteria to qualify as a modification of the prepaid Advance, the net prepayment fee on the prepaid Advance is deferred, recorded in the basis of the modified Advance, and amortized into Interest Income over the life of the modified Advance using the level-yield method. For the three and six months ended June 30, 2011, we deferred $6,108 and $6,702, respectively, of the gross Advance prepayment fees, compared to $0 for both the three and six months ended June 30, 2010, to be recognized in Interest Income in the future.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Credit Risk Exposure and Security Terms.  We lend to financial institutions involved in housing finance within our district according to Federal statutes, including the Bank Act. The Bank Act requires each FHLBank to hold, or have access to, collateral to secure its Advances.

At June 30, 2011, and December 31, 2010, we had a total of $5.2 billion and $5.5 billion, respectively, of Advances outstanding, at par, to single borrowers with Advances that were greater than or equal to $1 billion. These Advances, representing 31% of total Advances at par outstanding on those dates, were made to two borrowers. At June 30, 2011, and December 31, 2010, we held $10.5 billion and $10.9 billion, respectively, of UPB of collateral to cover the Advances to these institutions.

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

Note 7 - Mortgage Loans Held for Portfolio

The following tables present information on Mortgage Loans Held for Portfolio:

By Term	June 30, 2011	December 31, 2010
Fixed-rate medium-term (1) mortgages	$853,964	$928,797
Fixed-rate long-term (2) mortgages	5,389,167	5,735,744
Total Mortgage Loans Held for Portfolio, UPB	6,243,131	6,664,541
Unamortized premiums	60,676	61,181
Unamortized discounts	(27,911)	(30,592)
Hedging adjustments	7,454	7,946
Allowance for loan losses, net	(1,900)	(500)
Total Mortgage Loans Held for Portfolio	$6,281,450	$6,702,576

(1)    Medium-term is defined as an original term of 15 years or less.
(2)    Long-term is defined as an original term greater than 15 years.

By Type	June 30, 2011	December 31, 2010
Conventional	$5,181,000	$5,653,969
FHA	1,062,131	1,010,572
Total Mortgage Loans Held for Portfolio, UPB	$6,243,131	$6,664,541

For information related to our credit risk on mortgage loans and allowance for credit losses, see Note 8 – Allowance for Credit Losses.

Note 8 - Allowance for Credit Losses

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

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Credit Products. Using a risk-based approach and taking into consideration each borrower's financial strength, we consider the types and level of collateral to be the primary tool for managing credit products. At June 30, 2011, and December 31, 2010, we had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of our outstanding extensions of credit.

At June 30, 2011, and December 31, 2010, we did not have any credit products that were past due, on non-accrual status, or considered impaired. In addition, there were no troubled debt restructurings related to credit products during the three and six months ended June 30, 2011, or June 30, 2010.

Based upon the collateral held as security, our credit extension and collateral policies, our credit analysis and the repayment history on credit products, we did not record any allowance for credit losses on credit products or any liability to reflect an allowance for credit losses for off-balance sheet credit exposures at June 30, 2011, or December 31, 2010. For additional information about off-balance sheet credit exposure, see Note 17 – Commitments and Contingencies.

Mortgage Loans – Government-Guaranteed or Insured. Based upon our assessment of our servicers, we did not establish an allowance for credit losses for government-guaranteed or insured mortgage loans at June 30, 2011, or December 31, 2010. Further, due to the government guarantee or insurance, these mortgage loans are not placed on non-accrual status.

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

Rollforward of Allowance for Loan Losses on Mortgage Loans. The table below presents a rollforward of our allowance for loan losses on conventional mortgage loans and the recorded investment in mortgage loans collectively evaluated for impairment. We did not have any allowance for loan losses as of June 30, 2010. We did not have any loans individually assessed for impairment at June 30, 2011. The recorded investment in a loan is the UPB of the loan, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts (which may include the basis adjustment related to any gain or loss on a delivery commitment prior to being funded) and direct write-downs. The recorded investment is not net of any valuation allowance.

Rollforward of Allowance	Six Months Ended June 30, 2011
Allowance for loan losses on mortgage loans, beginning of the period	$500
Charge-offs	(759)
Provision (reversal) for loan losses	2,159
Allowance for loan losses on mortgage loans, end of the period	$1,900

Recorded Investment
Conventional loans collectively evaluated for impairment	$5,216,947
Total recorded investment	$5,216,947

Credit Enhancements. Our allowance for loan losses considers the credit enhancements associated with conventional mortgage loans under the MPP. Specifically, the determination of the allowance generally factors in PMI, SMI, and LRA, including pooled LRA for those members participating in an aggregate MPP pool. Any incurred losses that would be recovered from the credit enhancements are not reserved as part of our allowance for loan losses. The LRA is recorded in Other Liabilities in the Statement of Condition.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents the changes in the LRA:

Six Months Ended
LRA Activity	June 30, 2011
Balance of LRA, beginning of the period	$21,141
Additions	3,602
Claims paid	(5,184)
Distributions	(544)
Balance of LRA, end of the period	$19,015

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans (movement of loans through the various stages of delinquency), non-accrual loans, loans in process of foreclosure, and impaired loans. The table below presents our key credit quality indicators for mortgage loans at June 30, 2011, and December 31, 2010:

Mortgage Loans Held for Portfolio as of June 30, 2011	Conventional Loans	FHA Loans	Total
Past due 30-59 days delinquent	$69,001	$34,233	$103,234
Past due 60-89 days delinquent	31,011	5,394	36,405
Past due 90 days or more delinquent	115,379	2,585	117,964
Total past due	215,391	42,212	257,603
Total current loans	5,001,556	1,050,470	6,052,026
Total mortgage loans, recorded investment	5,216,947	1,092,682	6,309,629
Net unamortized premiums	(7,911)	(24,854)	(32,765)
Hedging adjustments	(5,897)	(1,557)	(7,454)
Accrued interest receivable	(22,139)	(4,140)	(26,279)
Total Mortgage Loans Held for Portfolio, UPB	$5,181,000	$1,062,131	$6,243,131

Other delinquency statistics as of June 30, 2011
In process of foreclosure, included above (1)	$89,876	$—	$89,876
Serious delinquency rate (2)	2.21%	0.24%	1.87%
Past due 90 days or more still accruing interest	$115,379	$2,585	$117,964

Mortgage Loans Held for Portfolio as of December 31, 2010
Past due 30-59 days delinquent	$87,520	$39,155	$126,675
Past due 60-89 days delinquent	30,568	5,819	36,387
Past due 90 days or more delinquent	127,449	914	128,363
Total past due	245,537	45,888	291,425
Total current loans	5,445,115	994,744	6,439,859
Total mortgage loans, recorded investment	5,690,652	1,040,632	6,731,284
Net unamortized premiums	(5,732)	(24,857)	(30,589)
Hedging adjustments	(6,701)	(1,245)	(7,946)
Accrued interest receivable	(24,250)	(3,958)	(28,208)
Total Mortgage Loans Held for Portfolio, UPB	$5,653,969	$1,010,572	$6,664,541

Other delinquency statistics as of December 31, 2010
In process of foreclosure, included above (1)	$85,803	$—	$85,803
Serious delinquency rate (2)	2.24%	0.09%	1.91%
Past due 90 days or more still accruing interest	$127,449	$914	$128,363

(1)    Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported. Loans in process of foreclosure are included in past due categories depending on their delinquency status.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

(2)    Represents loans 90 days or more past due (including loans in process of foreclosure) expressed as a percentage of the total recorded investment in mortgage loans.

We did not have any MPP loans classified as real estate owned at June 30, 2011, or December 31, 2010, as the servicers foreclose in their name and then generally pay off the delinquent loans at the completion of the foreclosure or liquidate the foreclosed properties. Subsequently, the servicers may submit claims to us for any losses. There were no troubled debt restructurings related to mortgage loans during the three and six months ended June 30, 2011, or 2010.

Term Securities Purchased Under Agreements to Resell and Term Federal Funds Sold. We held no term securities purchased under agreements to resell at June 30, 2011, or December 31, 2010. All investments in term federal funds sold as of June 30, 2011, and December 31, 2010, were repaid according to the contractual terms.

Note 9 - Derivative and Hedging Activities

Managing Credit Risk on Derivatives. We are subject to credit risk due to potential nonperformance by counterparties to the derivative agreements. The degree of counterparty risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in our policies and Finance Agency regulations. Collateral delivery thresholds are established in the collateral agreements that we require for all LIBOR based derivatives. Based on credit analyses and collateral requirements, our management does not anticipate any credit losses on our derivative agreements.

The following table presents our credit risk exposure on derivative instruments, excluding circumstances where a counterparty's pledged collateral to us exceeds our net position. Amounts represent the effect of legally enforceable master netting agreements that allow us to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

Credit Risk Exposure	June 30, 2011	December 31, 2010
Total net exposure at fair value	$177	$6,173
Cash collateral held	—	—
Net positive exposure after cash collateral	177	6,173
Other collateral	—	—
Net exposure after collateral	$177	$6,173

The net exposure at fair value includes accrued interest payable of $0 and $249 at June 30, 2011, and December 31, 2010, respectively.

We have credit support agreements that contain provisions requiring us to post additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating is lowered by a major credit rating agency, we could be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest on cash collateral) at June 30, 2011, was $715,154 for which we have posted collateral, including accrued interest, of $36,275 in the normal course of business. In addition, we held other derivative instruments in a net liability position of $121 that are not subject to credit support agreements containing credit-risk related contingent features. If our credit rating had been lowered by a major credit rating agency (from AAA to AA+) we could have been required to deliver up to an additional $558,756 of collateral (at fair value) to our derivative counterparties at June 30, 2011.

On August 2, 2011, Moody's confirmed the Aaa rating on the FHLBank System's Consolidated Obligations and changed the rating outlook to negative at the same time that Moody's confirmed the Aaa bond rating of the United States government and changed the rating outlook to negative. On August 5, 2011, S&P lowered its long-term sovereign rating on the United States government from AAA to AA+ and affirmed its A-1+ short-term credit rating on the United States government. On August 8, 2011, S&P announced that it had lowered the issuer credit ratings of 10 of 12 FHLBanks (including us) and the rating on the FHLBank System's Consolidated Obligations from AAA to AA+. All 12 of the FHLBanks are currently rated AA+ with negative outlook.

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

	Notional	Fair Value	Fair Value
	Amount of	of Derivative	of Derivative
June 30, 2011	Derivatives	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest-rate swaps	$26,959,016	$122,701	$841,653
Total derivatives designated as hedging instruments	26,959,016	122,701	841,653
Derivatives not designated as hedging instruments:
Interest-rate swaps	1,425,396	1,108	851
Interest-rate caps/floors	245,000	3,541	—
Interest-rate futures/forwards	27,600	174	—
Mortgage delivery commitments	28,667	3	121
Total derivatives not designated as hedging instruments	1,726,663	4,826	972
Total derivatives before adjustments	$28,685,679	127,527	842,625
Netting adjustments		(127,350)	(127,350)
Cash collateral and related accrued interest		—	(36,275)
Total adjustments (1)		(127,350)	(163,625)
Total derivatives, net		$177	$679,000

December 31, 2010
Derivatives designated as hedging instruments:
Interest-rate swaps	$32,667,683	$197,382	$873,504
Total derivatives designated as hedging instruments	32,667,683	197,382	873,504
Derivatives not designated as hedging instruments:
Interest-rate swaps	497,596	364	1,350
Interest-rate caps/floors	75,000	1,369	—
Interest-rate futures/forwards	126,085	241	542
Mortgage delivery commitments	57,063	275	469
Total derivatives not designated as hedging instruments	755,744	2,249	2,361
Total derivatives before adjustments	$33,423,427	199,631	875,865
Netting adjustments		(193,458)	(193,458)
Cash collateral and related accrued interest		—	(25,377)
Total adjustments (1)		(193,458)	(218,835)
Total derivatives, net		$6,173	$657,030

(1)    Amounts represent the effect of legally enforceable master netting agreements that allow us to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents the components of Net Gains (Losses) on Derivatives and Hedging Activities reported in Other Income (Loss):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net Gains (Losses) by Type	2011	2010	2011	2010
Net gain (loss) related to fair-value hedge ineffectiveness:
Interest-rate swaps	$(2,915)	$7	$(2,830)	$(1,401)
Interest-rate futures/forwards	—	—	(45)	—
Total net gain (loss) related to fair-value hedge ineffectiveness	(2,915)	7	(2,875)	(1,401)
Net gain (loss) for derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	239	(655)	407	(1,061)
Interest-rate caps/floors	(713)	—	(1,046)	—
Interest-rate futures/forwards	(666)	(1,315)	(597)	(1,858)
Net interest settlements	380	160	403	1,095
Mortgage delivery commitments	269	910	175	1,157
Total net gain (loss) for derivatives not designated as hedging instruments	(491)	(900)	(658)	(667)
Net Gains (Losses) on Derivatives and Hedging Activities	$(3,406)	$(893)	$(3,533)	$(2,068)

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedging relationships and the effect of those derivatives on Net Interest Income:

	Gain (Loss)	Gain (Loss)	Net Fair-	Effect on
	on	on Hedged	Value Hedge	Net Interest
Three Months Ended June 30, 2011	Derivative	Item	Ineffectiveness	Income (1)
Advances	$(92,518)	$88,697	$(3,821)	$(76,214)
CO Bonds	15,147	(14,036)	1,111	31,406
MPP (2)	—	—	—	(685)
AFS securities	(40,437)	40,232	(205)	(17,752)
Total	$(117,808)	$114,893	$(2,915)	$(63,245)

Three Months Ended June 30, 2010
Advances	$(53,621)	$52,861	$(760)	$(126,585)
CO Bonds	2,110	(893)	1,217	50,755
MPP (2)	—	—	—	—
AFS securities	(76,976)	76,526	(450)	(16,764)
Total	$(128,487)	$128,494	$7	$(92,594)

Six Months Ended June 30, 2011
Advances	$(30,271)	$27,086	$(3,185)	$(157,608)
CO Bonds	(6,682)	7,074	392	63,580
MPP (2)	(422)	377	(45)	(966)
AFS securities	(20,273)	20,236	(37)	(35,516)
Total	$(57,648)	$54,773	$(2,875)	$(130,510)

Six Months Ended June 30, 2010
Advances	$(78,297)	$76,293	$(2,004)	$(262,638)
CO Bonds	2,357	(1,093)	1,264	115,407
MPP (2)	—	—	—	—
AFS securities	(103,688)	103,027	(661)	(33,817)
Total	$(179,628)	$178,227	$(1,401)	$(181,048)

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

Note 10 - Deposits

Demand, overnight, and other deposits pay interest based on a daily interest rate. Time deposits pay interest based on a fixed rate determined at the origination of the deposit.

The following table presents Interest-Bearing and Non-Interest-Bearing Deposits:

Type of Deposits	June 30, 2011	December 31, 2010
Interest-Bearing:
Demand and overnight	$695,727	$559,872
Time	—	15,000
Other	22	22
Total Interest-Bearing	695,749	574,894
Non-Interest-Bearing: (1)
Other	10,850	10,034
Total Non-Interest Bearing	10,850	10,034
Total Deposits	$706,599	$584,928

(1)    Non-Interest-Bearing includes pass-through deposit reserves from members.

Note 11 - Consolidated Obligations

Consolidated Obligations are backed only by the financial resources of the FHLBanks. The joint and several liability regulation of the Finance Agency authorizes it to require any FHLBank to repay all or a portion of the principal and interest on Consolidated Obligations for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any Consolidated Obligation on behalf of another FHLBank, and as of June 30, 2011, or through the filing date of this report, we do not believe that it is probable that we will be asked to do so. The par values of the 12 FHLBanks' outstanding Consolidated Obligations, including Consolidated Obligations held by other FHLBanks, were approximately $727.5 billion and $796.4 billion at June 30, 2011, and December 31, 2010, respectively.

The following table presents our participation in CO Bonds outstanding:

	June 30, 2011		December 31, 2010
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$10,330,770	0.80	$15,976,170	0.72
Due after 1 year through 2 years	2,932,000	2.02	2,967,550	2.14
Due after 2 years through 3 years	1,960,125	2.10	2,520,405	2.25
Due after 3 years through 4 years	1,973,800	2.53	1,586,900	2.81
Due after 4 years through 5 years	1,834,100	2.26	1,771,350	2.24
Thereafter	6,949,950	3.99	6,957,350	4.08
Total CO Bonds, par value	25,980,745	2.12	31,779,725	1.90
Unamortized bond premiums	46,047		48,504
Unamortized bond discounts	(21,688)		(23,421)
Hedging adjustments	63,135		70,429
Total CO Bonds	$26,068,239		$31,875,237

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Consolidated Obligations are issued with either fixed-rate coupon payment terms or variable-rate coupon payment terms that use a variety of indices for interest-rate resets including LIBOR, treasury bills, prime, and others. At June 30, 2011, and December 31, 2010, 54% and 62%, respectively, of our fixed-rate CO Bonds at par were swapped to a variable rate. At both period ends, 100% of our variable-rate CO Bonds were swapped.

The following tables present our participation in CO Bonds outstanding by redemption feature and contractual maturity or next call date:

Redemption Feature	June 30, 2011	December 31, 2010
Non-callable	$17,371,745	$23,801,725
Callable	8,609,000	7,978,000
Total CO Bonds, par value	$25,980,745	$31,779,725

Year of Contractual Maturity or Next Call Date	June 30, 2011	December 31, 2010
Due in 1 year or less	$17,938,770	$23,217,170
Due after 1 year through 2 years	2,311,000	2,357,550
Due after 2 years through 3 years	1,177,125	1,737,405
Due after 3 years through 4 years	1,028,800	946,900
Due after 4 years through 5 years	545,100	469,350
Thereafter	2,979,950	3,051,350
Total CO Bonds, par value	$25,980,745	$31,779,725

Discount Notes. Our participation in Discount Notes, all of which are due within one year of issuance, was as follows:

Discount Notes	June 30, 2011	December 31, 2010
Book value	$9,992,689	$8,924,687
Par value	9,993,921	8,926,179
Weighted average effective interest rate	0.10%	0.15%

At June 30, 2011, and December 31, 2010, 9% and 5%, respectively, of our fixed-rate Discount Notes at par were swapped to a variable rate.

Note 12 - Resolution Funding Corporation

Each FHLBank was required to pay to REFCORP 20% of net income calculated in accordance with GAAP after the assessment for AHP, but before the assessment for REFCORP. The AHP and REFCORP assessments were calculated simultaneously because of their interdependence on each other. Based upon this calculation and amounts reported by the FHLBanks through June 30, 2011, the aggregate amounts actually assessed through that date, and payments made in July 2011, by all 12 FHLBanks, the REFCORP obligation is fully satisfied. Consequently, no additional payments to REFCORP will be required. This was confirmed by the Finance Agency through a notice issued on August 5, 2011, certifying that the FHLBanks' payments to the United States Department of the Treasury resulted in full satisfaction of the FHLBanks' REFCORP obligation.

In accordance with the JCE Agreement, starting in the third quarter of 2011, each FHLBank is required to allocate 20% of its net income to a separate restricted retained earnings account. See Note 13 - Capital for further information regarding the JCE Agreement.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 13 - Capital

We are subject to capital requirements under our capital plan and the Finance Agency rules and regulations as further disclosed in Note 16 - Capital in our 2010 Form 10-K. As presented in the following table, we were in compliance with the Finance Agency's capital requirements at June 30, 2011, and December 31, 2010. For regulatory purposes, AOCI is not considered capital; MRCS, however, is considered capital.

	June 30, 2011		December 31, 2010
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$796,941	$2,456,319	$927,965	$2,695,980
Regulatory permanent capital-to-asset ratio	4.00%	6.13%	4.00%	6.00%
Regulatory permanent capital	$1,602,340	$2,456,319	$1,797,195	$2,695,980
Leverage ratio	5.00%	9.20%	5.00%	9.00%
Leverage capital	$2,002,925	$3,684,478	$2,246,494	$4,043,970

Mandatorily Redeemable Capital Stock. At June 30, 2011, and December 31, 2010, we had $515,130 and $658,363, respectively, in capital stock subject to mandatory redemption, which is classified as a liability in the Statement of Condition.

The following table presents distributions on MRCS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Distributions	2011	2010	2011	2010
Charged to Interest Expense	$3,737	$3,612	$8,562	$7,191
From Retained Earnings	11	53	11	53
Total Distributions	$3,748	$3,665	$8,573	$7,244

The distributions from Retained Earnings represent dividends paid to former members for the portion of the previous quarterly period that they were members. The amounts charged to Interest Expense represent distributions to former members for the portion of the period they were not members.

There were 31 former members holding MRCS at both June 30, 2011, and December 31, 2010, which includes nine and eight institutions, respectively, acquired by the FDIC in its capacity as receiver. As of June 30, 2011, there was $76,467 of MRCS contractually due within the following 12-month period.

Excess Capital Stock. Excess stock is defined as the amount of stock held by a member or former member in excess of that institution's minimum stock requirement. During the second quarter of 2011, we repurchased excess stock as part of an announced repurchase program in accordance with our capital plan. A total of $247,993 of excess stock was repurchased, consisting of MRCS of $122,097 and Capital Stock of $125,896.

Finance Agency rules limit the ability of an FHLBank to create member excess stock under certain circumstances, including if excess stock exceeds 1% of Total Assets or if the issuance of excess stock would cause excess stock to exceed 1% of Total Assets. Our excess stock totaled $0.9 billion and $1.1 billion at June 30, 2011, and December 31, 2010, respectively, which exceeded 1% of our Total Assets. Therefore, we are currently not permitted to issue new excess stock to members or distribute stock dividends.

Stock Redemption Requests. At June 30, 2011, there was $5,650 of stock not considered MRCS that is subject to a redemption request within the next 12 months.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Joint Capital Enhancement Agreement. The 12 FHLBanks entered into a JCE Agreement, as amended, which is intended to enhance the capital position of each FHLBank. Each FHLBank has been required to contribute 20% of its net earnings toward payment of the interest on the REFCORP bonds until the REFCORP obligation was satisfied. The JCE Agreement provides that, upon full satisfaction of the REFCORP obligation, each FHLBank will allocate 20% of its net income each quarter to a restricted retained earnings account until the balance of that account equals at least 1% of that FHLBank's average balance of outstanding Consolidated Obligations for the previous quarter. These restricted retained earnings will not be available from which to pay dividends until the balance exceeds 1.5% of an FHLBank's average balance of outstanding Consolidated Obligations for the previous quarter.

The FHLBanks subsequently amended their capital plans or capital plan submissions, as applicable, to implement the provisions of the JCE Agreement, and the Finance Agency approved the capital plan amendments on August 5, 2011.

Note 14 - Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in AOCI for the six months ended June 30, 2010, and 2011:

	Unrealized Gains (Losses) on AFS Securities	Non-Credit OTTI on AFS Securities		Non-Credit OTTI on HTM Securities	Pension and Post-retirement Benefits	Total AOCI
Balance, December 31, 2009	$2,140	$—		$(324,041)	$(6,701)	$(328,602)

Net unrealized gains (losses) on AFS securities	(9,423)	—		—	—	(9,423)

Non-credit portion of OTTI losses	—	—		(21,288)	—	(21,288)
Reclassification of non-credit losses to Other Income (Loss)	—	—		66,769	—	66,769
Accretion of non-credit portion of OTTI losses	—	—		28,520	—	28,520
Subsequent unrealized changes in fair value	—	—		—	—	—
Net change in non-credit OTTI	—	—		74,001	—	74,001

Pension and postretirement benefits	—	—		—	550	550

Other Comprehensive Income (Loss)	(9,423)	—		74,001	550	65,128

Balance, June 30, 2010	$(7,283)	$—		$(250,040)	$(6,151)	$(263,474)

Balance, December 31, 2010	$(4,615)	$(68,806)		$(7,056)	$(9,769)	$(90,246)

Net unrealized gains (losses) on AFS securities	10,149	—		—	—	10,149

Non-credit portion of OTTI losses	—	(2,331)		—	—	(2,331)
Reclassification of net realized losses to Other Income (Loss)	—	1,943		—	—	1,943
Reclassification of non-credit losses to Other Income (Loss)	—	21,076		—	—	21,076
Accretion of non-credit portion of OTTI losses	—	—		1,902	—	1,902
Subsequent unrealized changes in fair value	—	(1,771)		—	—	(1,771)
Net change in non-credit OTTI	—	18,917		1,902	—	20,819

Pension and postretirement benefits	—	—	—	—	1,648	1,648

Other Comprehensive Income (Loss)	10,149	18,917		1,902	1,648	32,616

Balance, June 30, 2011	$5,534	$(49,889)		$(5,154)	$(8,121)	$(57,630)

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 15 - Segment Information

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

The following table presents our financial performance by operating segment:

	Three Months Ended			Six Months Ended
June 30, 2011	Traditional	MPP	Total	Traditional	MPP	Total
Net Interest Income	$32,661	$23,324	$55,985	$67,340	$48,890	$116,230
Provision for Credit Losses	—	(1,183)	(1,183)	—	(2,159)	(2,159)
Other Income (Loss)	(7,322)	(397)	(7,719)	(25,374)	(467)	(25,841)
Other Expenses	13,080	568	13,648	26,036	1,177	27,213
Income Before Assessments	12,259	21,176	33,435	15,930	45,087	61,017
Total Assessments	3,432	5,618	9,050	4,800	11,962	16,762
Net Income	$8,827	$15,558	$24,385	$11,130	$33,125	$44,255

June 30, 2010
Net Interest Income	$40,460	$15,607	$56,067	$79,757	$37,957	$117,714
Provision for Credit Losses	—	—	—	—	—	—
Other Income (Loss)	(61,353)	(404)	(61,757)	(67,372)	(700)	(68,072)
Other Expenses	10,894	629	11,523	21,289	1,220	22,509
Income (Loss) Before Assessments	(31,787)	14,574	(17,213)	(8,904)	36,037	27,133
Total Assessments, net	(8,138)	3,867	(4,271)	(1,775)	9,561	7,786
Net Income (Loss)	$(23,649)	$10,707	$(12,942)	$(7,129)	$26,476	$19,347

The following table presents asset balances by segment:

Asset Balances by Segment	Traditional	MPP	Total
June 30, 2011	$33,777,059	$6,281,450	$40,058,509
December 31, 2010	38,227,297	6,702,576	44,929,873

Note 16 - Estimated Fair Values

The fair value amounts, recorded on the Statement of Condition and presented in the note disclosures, have been determined by using available market information and our best judgment of appropriate valuation methods. These estimates are based on pertinent information available to us at June 30, 2011, and December 31, 2010. Although we use our best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values may not be indicative of the amounts that would have been realized in market transactions at the reporting dates.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following fair value summary table does not represent an estimate of our overall market value as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities:

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
Financial Instruments	Value	Fair Value	Value	Fair Value
Assets:
Cash and Due from Banks	$1,539,157	$1,539,157	$11,676	$11,676
Interest-Bearing Deposits	59	59	3	3
Securities Purchased Under Agreements to Resell	—	—	750,000	750,000
Federal Funds Sold	2,905,000	2,905,023	7,325,000	7,325,100
AFS securities	3,084,813	3,084,813	3,237,916	3,237,916
HTM securities	8,633,802	8,701,206	8,471,827	8,513,391
Advances	17,475,572	17,610,700	18,275,364	18,354,184
Mortgage Loans Held for Portfolio, net	6,281,450	6,620,669	6,702,576	7,017,784
Accrued Interest Receivable	89,876	89,876	98,924	98,924
Derivative Assets	177	177	6,173	6,173
Rabbi trust assets (included in Other Assets)	13,485	13,485	12,893	12,893

Liabilities:
Deposits	706,599	706,599	584,928	584,928
Consolidated Obligations:
Discount Notes	9,992,689	9,992,870	8,924,687	8,924,782
CO Bonds	26,068,239	26,429,577	31,875,237	32,147,040
Accrued Interest Payable	123,686	123,686	133,862	133,862
Derivative Liabilities	679,000	679,000	657,030	657,030
MRCS	515,130	515,130	658,363	658,363

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

A description of the application of the fair value hierarchy is disclosed in Note 19 - Estimated Fair Values in our 2010 Form 10-K, and no changes have been made in the current year.

For financial instruments carried at fair value, we review the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value at the beginning of the quarter in which the changes occur.

Valuation Techniques and Significant Inputs. A description of the valuation techniques and significant inputs is disclosed in Note 19 - Estimated Fair Values in our 2010 Form 10-K, and no changes have been made in the current year, except as disclosed below.

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

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Fair Value on a Recurring Basis. The following tables present the fair value of financial assets and liabilities by level within the fair value hierarchy which are recorded on a recurring basis on our Statement of Condition:

					Netting
June 30, 2011	Total	Level 1	Level 2	Level 3	Adjustment (1)
AFS securities:
GSE debentures	$1,955,232	$—	$1,955,232	$—	$—
TLGP debentures	324,010	—	324,010	—	—
Private-label RMBS	805,571	—	—	805,571	—
Total AFS securities	3,084,813	—	2,279,242	805,571	—
Derivative Assets:
Interest-rate related	—	—	127,350	—	(127,350)
Interest-rate futures/forwards	174	—	174	—	—
Mortgage delivery commitments	3	—	3	—	—
Total Derivative Assets	177	—	127,527	—	(127,350)
Rabbi Trust (included in Other Assets)	13,485	13,485	—	—	—
Total assets at fair value	$3,098,475	$13,485	$2,406,769	$805,571	$(127,350)

Derivative Liabilities:
Interest-rate related	$678,879	$—	$842,504	$—	$(163,625)
Interest-rate futures/forwards	—	—	—	—	—
Mortgage delivery commitments	121	—	121	—	—
Total Derivative Liabilities	679,000	—	842,625	—	(163,625)
Total liabilities at fair value	$679,000	$—	$842,625	$—	$(163,625)

December 31, 2010
AFS securities:
GSE debentures	$1,930,258	$—	$1,930,258	$—	$—
TLGP debentures	325,117	—	325,117	—	—
Private-label RMBS	982,541	—	—	982,541	—
Total AFS securities	3,237,916	—	2,255,375	982,541	—
Derivative Assets:
Interest-rate related	5,657	—	199,115	—	(193,458)
Interest-rate futures/forwards	241	—	241	—	—
Mortgage delivery commitments	275	—	275	—	—
Total Derivative Assets	6,173	—	199,631	—	(193,458)
Rabbi Trust (included in Other Assets)	12,893	12,893	—	—	—
Total assets at fair value	$3,256,982	$12,893	$2,455,006	$982,541	$(193,458)

Derivative Liabilities:
Interest-rate related	$656,018	$—	$874,854	$—	$(218,836)
Interest-rate futures/forwards	543	—	543	—	—
Mortgage delivery commitments	469	—	469	—	—
Total Derivative Liabilities	657,030	—	875,866	—	(218,836)
Total liabilities at fair value	$657,030	$—	$875,866	$—	$(218,836)

(1)    Amounts represent the effect of legally enforceable master netting agreements that allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same counterparties.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The table below presents a reconciliation of our AFS private-label RMBS measured at fair value on a recurring basis by using Level 3 significant inputs. We did not measure our AFS private-label RMBS at fair value on a recurring basis during the three or six months ended June 30, 2010.

	Three Months Ended	Six Months Ended
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	June 30, 2011	June 30, 2011
Balance, beginning of period	$932,839	$982,541
Total realized and unrealized gains (losses):
Included in net losses on sale of AFS securities	(1,943)	(1,943)
Included in net gains (losses) on changes in fair value included in Other Income (Loss)	(2,356)	(19,517)
Included in AOCI	(8,415)	16,097
Purchases, issuances, sales and settlements:
Sales	(63,700)	(63,700)
Settlements	(50,854)	(107,907)
Balance, end of period	$805,571	$805,571

Net gains (losses) included in Other Income (Loss) attributable to changes in fair value relating to assets still held at June 30, 2011	$(2,519)	$(18,199)

Fair Value on a Nonrecurring Basis. We measure certain HTM securities at fair value on a nonrecurring basis. These assets are not carried at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances (e.g., when there is evidence of OTTI). These amounts fall under Level 3 in the fair value hierarchy.

As of June 30, 2011, and December 31, 2010, none of our HTM securities were carried at fair value.

Note 17 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts:

	June 30, 2011			December 31, 2010
By Commitment	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (1)	$339,171	$435,675	$774,846	$41,616	$485,220	$526,836
Unused lines of credit	784,829	—	784,829	762,418	—	762,418
Commitments to fund additional Advances (2)	29,500	—	29,500	15,633	—	15,633
Commitment to fund or purchase mortgage loans	28,667	—	28,667	57,063	—	57,063
Unsettled CO Bonds, at par (3)	572,000	—	572,000	412,000	—	412,000
Unsettled Discount Notes, at par	200,000	—	200,000	—	—	—

(1)    We had no outstanding commitments to issue standby letters of credit at June 30, 2011, or December 31, 2010.
(2)    Commitments to fund additional Advances are generally for periods up to 6 months.
(3)    Unsettled CO Bonds of $475,000 and $250,000, at June 30, 2011, and December 31, 2010, respectively, were hedged with associated interest-rate swaps.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Commitments to Extend Credit. Standby letters of credit are executed for members for a fee. A standby letter of credit is a financing arrangement between us and one of our members. Commitments to extend credit are fully collateralized at the time of issuance. If we are required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized Advance to the member. The original terms of these standby letters of credit, including related commitments, range from less than three months to 20 years, including standby letters of credit with a final expiration in 2029. The carrying value of guarantees related to standby letters of credit is recorded in Other Liabilities and was $6,406 and $5,859 at June 30, 2011, and December 31, 2010, respectively.

We monitor the creditworthiness of our standby letters of credit based on an evaluation of the financial condition of our members. We have established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit. Based on credit analyses performed by us as well as collateral requirements, we have not deemed it necessary to record any additional liability on these commitments. See Note 6 – Advances for more information.

Commitments to Fund or Purchase Mortgage Loans. Commitments that unconditionally obligate us to purchase mortgage loans are generally for periods not to exceed 91 days. Such commitments are reported as Derivative Assets or Derivative Liabilities at their fair value.

Pledged Collateral. We generally execute derivatives with large banks and major broker-dealers and generally enter into bilateral pledge (collateral) agreements. We had pledged $42,100 and $31,200 of cash collateral, at par, at June 30, 2011, and December 31, 2010, respectively. At June 30, 2011, and December 31, 2010, we had not pledged any securities as collateral.

Legal Proceedings. Lehman Brothers Holding Company, the guarantor for one of our former derivatives counterparties, Lehman Brothers Special Financing (Lehman), declared bankruptcy on September 15, 2008. We provided notice of default based on the bankruptcy to Lehman Brothers Holding Company on September 22, 2008, and designated September 25, 2008, as the early termination date under the International Swaps and Derivatives Association Master Agreement. On the early termination date, we had $5.4 billion notional amount of derivatives transactions outstanding with Lehman and no collateral posted to Lehman. The close-out provisions of the International Swaps and Derivatives Master Agreement required us to pay Lehman a termination fee of approximately $95.6 million, which we remitted to Lehman on September 25, 2008. Lehman's bankruptcy remains pending in the United States Bankruptcy Court Southern District of New York as Chapter 11 Case No. 08-13555(JMP).

On May 9, 2011, we received a Derivatives Alternative Dispute Resolution notice from the Lehman bankruptcy estate with a settlement demand of $1.471 million, which is the difference between the termination fee we previously paid Lehman and the market value fee we received on the replacement swaps, plus interest accruing since the early termination date, at Lehman's cost of funds plus 1%. Lehman asserts such accrued interest, as of May 9, 2011, amounts to approximately $650 thousand. On June 8, 2011, we filed a response in which we rejected Lehman's settlement demand. On June 23, 2011, Lehman served a reply, effectively reiterating its demand. We expect this matter to be scheduled for mediation with a court-appointed mediator.

While we believe that we fully satisfied our obligation to Lehman and intend to vigorously defend this matter, we are unable to predict the timing or ultimate outcome of this matter.

We are also subject to other legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on our financial condition or results of operations.

Additional discussion of other commitments and contingencies is provided in Note 6 – Advances; Note 7 – Mortgage Loans Held for Portfolio; Note 9 – Derivative and Hedging Activities; Note 11 – Consolidated Obligations; Note 13 – Capital; and Note 16 – Estimated Fair Values.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 18 - Transactions with Related Parties

For purposes of these financial statements, we define related parties as those members and former members and their affiliates with capital stock outstanding in excess of 10% of our total outstanding Capital Stock and MRCS. Transactions with such members are entered into in the normal course of business and are subject to the same eligibility and credit criteria, as well as the same terms and conditions as other similar transactions, and do not involve more than the normal risk of collectability.
The following table presents significant outstanding balances with respect to transactions with related parties.

Balances with Related Parties	June 30, 2011	December 31, 2010
Advances, par value	$3,806,571	$4,626,477
% of Total Advances, par value	23%	26%
Mortgage Loans Held for Portfolio, UPB	$2,656,178	$2,863,456
% of Total Mortgage Loans Held for Portfolio, UPB	43%	43%
Capital Stock, including MRCS	$526,658	$618,807
% of Total Capital Stock, including MRCS	26%	27%

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

Balances with directors' financial institutions	June 30, 2011	December 31, 2010
Advances, par value	$714,768	$4,408,276
% of Total Advances, par value	4%	25%
Mortgage Loans Held for Portfolio, UPB	$41,414	$758,879
% of Total Mortgage Loans Held for Portfolio, UPB	1%	11%
Capital Stock, including MRCS	$64,223	$406,555
% of Total Capital Stock, including MRCS	3%	18%

During the three and six months ended June 30, 2011, and 2010, we acquired mortgage loans from directors' financial institutions, presented as of the date of the directors' appointments and resignations, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Mortgage loans purchased from directors' financial institutions	$1,787	$2,941	$4,041	$5,133

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Presentation

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

Dollar amounts less than one million may not be reflected in this report and may not appear to agree to the Financial Statements due to rounding in previous quarters. Amounts used to calculate changes are based on numbers in the thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

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

Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make through reports filed with the SEC in the future, including our Form 10-K's, Form 10-Q's and Form 8-K's.

Executive Summary

Overview. We are a regional wholesale bank that makes Advances, purchases mortgages and other investments, and provides other financial services to our member financial institutions. These member financial institutions can consist of federally-insured depository institutions (including commercial banks, thrifts, and credit unions), community development financial institutions and insurance companies. All member financial institutions are required to purchase shares of our Class B Capital Stock as a condition of membership. Our public policy mission is to facilitate and expand the availability of financing for housing and community development. We seek to achieve our mission by providing products and services to our members in a safe, sound, and profitable manner, and by generating a competitive return on their capital investment. See Item 1. Business - Background Information in our 2010 Form 10-K for more information.

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

The Economy and the Financial Services Industry. Our financial condition and results of operations are influenced by the general state of the global and national economies; the prevailing level of interest rates; the local economies in our district states of Indiana and Michigan and their impact on our member financial institutions; and the conditions in the financial, credit and mortgage markets.

The United States economy entered a recession in December 2007, which ended in June 2009. Many of the effects of this recession and the world-wide financial crisis continued through the first six months of 2011, including serious pressures on earnings and capital at many financial institutions, high unemployment rates, high levels of mortgage delinquencies and foreclosures, and the depressed housing market. Delays in processing problem loans contributed to the backlog of distressed properties that has been building up, putting ongoing downward pressure on home prices.

According to the FOMC of the Federal Reserve Board, there are signs that the economic recovery is proceeding at a moderate pace, though somewhat more slowly than expected. Also, recent labor market indicators have been weaker than anticipated. The FOMC indicated that it will maintain the target range for the federal funds rate at 0.00-0.25%, as it continues to anticipate that economic conditions, including low rates of resource utilization, and subdued inflation trends, are likely to warrant exceptionally low levels of the federal funds rate for an extended period.

Economic data for Michigan continues to generally compare unfavorably to national data, while Indiana presents a mixed picture. The Bureau of Labor Statistics reported that Michigan's preliminary unemployment rate equaled 10.5% for June 2011, while Indiana's preliminary rate was 8.3%, compared to the United States rate of 9.2%. Lender Processing Services reported that Indiana had a non-current mortgage rate (loans past due 30 days or more) of 13.5%, and Michigan had a non-current mortgage rate of 12.0% for April 2011, compared to the national rate of 12.1%.

In its most recent forecast, the Center for Econometric Research at Indiana University stated that its current forecast for the Indiana economy has turned more optimistic for both employment and the growth rate of personal income. The most recent forecast published by the Research Seminar in Quantitative Economics at the University of Michigan states that Michigan recorded a stronger recovery in jobs than the nation from the low point in the third quarter of 2009 until now. However, University of Michigan economists expect state job growth to to be less than national job growth through 2012. We believe the overall economic outlook for our district is showing some signs of improvement but will continue to trail the overall United States economy.

Financial Trends in the Capital Markets. The Office of Finance, our fiscal agent, issues debt in the global capital markets on behalf of the 12 FHLBanks in the form of Consolidated Obligations, which include CO Bonds and Discount Notes. Our funding operations depend on debt issued by the Office of Finance, and the issuance of our debt is affected by events in the capital markets.

The FOMC completed its purchases of $600 billion of longer-term Treasury securities at the end of the second quarter of 2011 and is maintaining its existing policy of reinvesting principal payments from its securities holdings. The FOMC will regularly review the size and composition of its securities holdings in light of incoming information and is prepared to adjust those holdings as needed to best foster maximum employment and price stability.

Taxable money market fund assets declined during the first six months of 2011. As a subset of those assets, taxable money market fund investments allocated to the "U.S. Other Agency" category also declined during the first six months of 2011. The SEC's final rule on money market fund reform, which included amendments to SEC Rule 2a-7, became effective on May 5, 2010, with certain aspects of the rule phased in over the remainder of 2010. This rule, combined with reduced yields in the money market sector, has driven investors to seek riskier investment categories that offer a higher rate of return. Our Discount Notes with remaining maturities of 60 days or less are included in the definition of weekly liquid assets, which has helped maintain investor demand for shorter-term Discount Notes.

On August 2, 2011, Moody's confirmed the Aaa rating on the FHLBank System's Consolidated Obligations and changed the rating outlook to negative at the same time that Moody's confirmed the Aaa bond rating of the United States government and changed the rating outlook to negative. On August 5, 2011, S&P lowered its long-term sovereign rating on the United States government to AA+ from AAA and affirmed its A-1+ short-term credit rating on the United States government. S&P removed both ratings from CreditWatch, where they were placed on July 15, 2011, with negative implications. Due to our status as a GSE and the application of S&P's government-related entity criteria, our issuer rating is constrained by the long-term sovereign credit rating of the United States government. On August 8, 2011, S&P announced that it had lowered the issuer credit ratings of 10 of 12 FHLBanks (including us) and the rating on the FHLBank System's Consolidated Obligations to AA+ from AAA. All 12 of the FHLBanks are currently rated AA+ with outlook negative. S&P affirmed the FHLBanks' short-term issuer ratings at A-1+ and removed all of the ratings from CreditWatch. These changes have not had a material impact on our funding costs.

Summary of Operating Results. Our overall results are dependent on the market environment, as well as our members' demand for wholesale funding and their sales of mortgage loans to us. As part of their overall business strategy, our members typically use wholesale funding, in the form of Advances, along with other sources of funding, such as retail deposits and excess liquidity. In addition, certain members may also sell mortgage loans to us.

Periods of economic growth have led to significant use of wholesale funds by our members because businesses typically fund expansion by using either wholesale or retail borrowing. Conversely, slow economic growth has tended to decrease our members' wholesale borrowing activity. Member demand for Advances and the MPP is also influenced by the steepness of the yield curve, as well as the availability and cost of other sources of wholesale or government funding. Advances declined during the first six months of 2011 due to repayments and decreased demand related to various economic factors such as growth in our members' deposits and low loan demand at our members' institutions. Mortgage Loans Held for Portfolio also decreased as purchases of mortgage loans were not large enough to fully offset the reduction due to repayments.

The market turmoil in 2008 and 2009 created opportunities to generate spreads well above historic levels on certain types of transactions. The frequency and level of higher-spread investment opportunities diminished during 2010, and spreads on our Advances and short-term investments began to normalize. We expect Net Interest Income to continue to decline in 2011 as spreads on our mortgage-related assets revert to normal levels. However, these spreads could be influenced by unexpected changes in the market environment.

Summary of Selected Financial Data

The following table presents a summary of certain financial information as of and for the periods indicated ($ amounts in millions):

	As of and for the Three Months Ended
	June 30, 2011	March 31, 2011		December 31, 2010	September 30, 2010	June 30, 2010
Statement of Condition:
Total Assets	$40,059	$43,901		$44,930	$44,862	$45,639
Advances	17,476	17,679		18,275	18,914	19,989
Investments (1)	14,624	19,274		19,785	19,294	18,734
Mortgage Loans Held for Portfolio	6,283	6,469		6,703	6,487	6,749
Allowance for loan losses	(2)	(1)		(1)	—	—
Discount Notes	9,993	8,489		8,925	9,728	7,434
CO Bonds	26,068	31,287		31,875	30,548	33,616
Total Consolidated Obligations	36,061	39,776		40,800	40,276	41,050
MRCS	515	658		658	782	781
Capital Stock, Class B Putable	1,490	1,614		1,610	1,733	1,731
Retained Earnings	451	437		427	396	351
AOCI	(57)	(60)		(90)	(255)	(264)
Total Capital	1,884	1,991		1,947	1,874	1,818

Statement of Income:
Net Interest Income	56	60		67	82	56
Provision for Credit Losses	1	1		1	—	—
Net OTTI losses	(3)	(18)		(2)	— (a)	(62)
Other Income (Loss), excluding net OTTI losses	(5)	—		11	1	—
Other Expenses	14	13	8	19	14	11
Total Assessments, net	9	8		15	18	(4)
Net Income (Loss)	24	20		41	51	(13)

Selected Financial Ratios:
Return on average equity (2)	4.96%	4.08%		8.76%	10.96%	(2.90%)
Return on average assets	0.23%	0.18%		0.35%	0.45%	(0.11%)
Dividend payout ratio (3)	40.72%	53.14%		21.40%	12.67%	NM
Net interest margin (4)	0.53%	0.55%		0.58%	0.73%	0.47%
Total capital ratio (5)	4.70%	4.54%		4.33%	4.18%	3.98%
Total regulatory capital ratio (6)	6.13%	6.17%		6.00%	6.49%	6.27%
Average equity to average assets	4.63%	4.43%		4.03%	4.09%	3.77%
Weighted average dividend rate, Class B stock (7)	2.50%	2.50%		2.00%	1.50%	2.00%
Par amount of outstanding Consolidated Obligations for all 12 FHLBanks	$727,475	$765,980		$796,374	$806,006	$846,481

(1)    Investments consist of Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, Federal Funds Sold, AFS securities, HTM securities, and loans to other FHLBanks.
(2)    Return on average equity is Net Income (Loss) expressed as a percentage of average total capital.
(3)    The dividend payout ratio is calculated by dividing dividends paid in cash during the period by Net Income (Loss) for the period.
(4)    Net interest margin is Net Interest Income expressed as a percentage of average earning assets.
(5)    Total capital ratio is Capital Stock plus Retained Earnings and AOCI expressed as a percentage of period-end Total Assets.

(6)    Total regulatory capital ratio is Capital Stock plus Retained Earnings and MRCS expressed as a percentage of period-end Total Assets.
(7)    The weighted average dividend rate is calculated by dividing dividends paid in cash during the period by the average of Capital Stock eligible for dividends (i.e., excludes MRCS).
(a)    Due to the rounding of quarterly and year-to-date amounts, the actual amount of $0.6 million is shown as zero for the three months ended September 30, 2010.

Results of Operations for the Three and Six Months Ended June 30, 2011, and 2010

Net Income. Net Income was $24.4 million for the three months ended June 30, 2011, an improvement of $37.3 million compared to a net loss of $12.9 million for the same period in 2010. The improvement was primarily due to lower OTTI credit losses on our private-label MBS recognized in Other Income (Loss) that totaled $3.3 million for the three months ended June 30, 2011, compared to $61.7 million for the same period in 2010. Related OTTI non-credit losses of $3.3 million and $53.9 million for the three months ended June 30, 2011, and 2010, respectively, were reclassified from AOCI to Other Income (Loss), which offset the impact of the credit losses on Total Capital. Net Interest Income After Provision for Credit Losses decreased by $1.3 million or 2% for the three months ended June 30, 2011, compared to the same period in 2010.

Net Income was $44.3 million for the six months ended June 30, 2011, an increase of $24.9 million or 129% compared to the same period in 2010. The increase was primarily due to lower OTTI credit losses on our private-label MBS recognized in Other Income (Loss) that totaled $21.7 million for the six months ended June 30, 2011, compared to $67.8 million for the same period in 2010. Related OTTI non-credit losses of $18.7 million and $45.5 million for the six months ended June 30, 2011, and 2010, respectively, were reclassified from AOCI to Other Income (Loss), which offset the impact of the credit losses on Total Capital. Net Interest Income After Provision for Credit Losses decreased by $3.6 million or 3% for the six months ended June 30, 2011, compared to the same period in 2010.

The following table presents the comparative highlights of our results of operations ($ amounts in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
			$	%			$	%
Comparative Highlights	2011	2010	Change	Change	2011	2010	Change	Change
Net Interest Income After Provision for Credit Losses	$55	$56	$(1)	(2%)	$114	$118	$(4)	(3%)
Other Income (Loss)	(8)	(62)	54	88%	(26)	(68)	42	62%
Other Expenses	14	11	3	18%	27	23	4	21%
Income (Loss) Before Assessments	33	(17)	50	NM	61	27	34	125%
Total Assessments, net	9	(4)	13	NM	17	8	9	115%
Net Income (Loss)	$24	$(13)	$37	NM	$44	$19	$25	129%

Analysis of Results of Operations for the Three and Six Months Ended June 30, 2011, and 2010

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

Items that increased Net Interest Income After Provision for Credit Losses for the three and six months ended June 30, 2011, compared to the same period in 2010, included:

•	higher average balances of investment securities, as shown in the table below; and

•	wider spreads on mortgage-related assets, primarily due to the replacement of higher-costing debt with lower-costing debt reflecting the current low interest-rate environment.

These increases were partially offset by:

•	lower prepayment fee income on Advances;

•	lower average balances of Advances and Mortgage Loans Held for Portfolio, as shown in the table below;

•	narrower spreads on short-term investments;

•	higher interest expense on MRCS; and

•	the provision for losses on Mortgage Loans Held for Portfolio.

The following tables present average balances, interest income and expense, and average yields of our major categories of interest-earning assets and the sources funding those interest-earning assets ($ amounts in millions):

	Three Months Ended June 30,
	2011			2010
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
Assets:
Federal Funds Sold and Securities Purchased Under Agreements to Resell	$6,639	$1	0.12%	$9,281	$4	0.23%
Investment securities (1)	11,837	59	1.98%	10,345	65	2.52%
Advances (2)	17,346	40	0.92%	20,934	52	1.00%
Mortgage Loans Held for Portfolio (2)	6,373	77	4.82%	6,870	84	4.87%
Other Assets (interest-earning) (3)	47	—	0.67%	138	—	(1.35%)
Total interest-earning assets	42,242	177	1.68%	47,568	205	1.73%
Other Assets (4)	325			(63)
Total Assets	$42,567			$47,505

Liabilities and Capital:
Interest-Bearing Deposits	$834	—	0.03%	$669	—	0.05%
Discount Notes	8,786	2	0.10%	11,236	5	0.17%
CO Bonds (2)	29,315	115	1.58%	31,554	141	1.79%
MRCS	614	4	2.44%	771	3	1.88%
Other borrowings	—	—	—%	—	—	—%
Total interest-bearing liabilities	39,549	121	1.23%	44,230	149	1.36%
Other Liabilities	1,046			1,484
Total Capital	1,972			1,791
Total Liabilities and Capital	$42,567			$47,505
Net Interest Income and net spread on interest-earning assets less interest-bearing liabilities		$56	0.45%		$56	0.37%
Net interest margin	0.53%			0.47%
Average interest-earning assets to interest-bearing liabilities	1.07			1.08

	Six Months Ended June 30,
	2011			2010
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
Assets:
Federal Funds Sold and Securities Purchased Under Agreements to Resell	$7,265	$5	0.16%	$8,633	$8	0.19%
Investment securities (1)	11,801	119	2.03%	10,149	130	2.58%
Advances (2)	17,633	82	0.94%	21,484	103	0.97%
Mortgage Loans Held for Portfolio (2)	6,484	157	4.87%	7,005	174	5.01%
Other Assets (interest-earning) (3)	43	1	2.84%	129	—	(0.11%)
Total interest-earning assets	43,226	364	1.70%	47,400	415	1.77%
Other Assets (4)	327			(33)
Total Assets	$43,553			$47,367

Liabilities and Capital:
Interest-Bearing Deposits	$767	—	0.03%	$791	—	0.04%
Discount Notes	8,699	5	0.12%	9,656	7	0.15%
CO Bonds (2)	30,406	234	1.55%	32,944	283	1.73%
MRCS	636	9	2.72%	763	7	1.90%
Other borrowings	—	—	—%	—	—	—%
Total interest-bearing liabilities	40,508	248	1.23%	44,154	297	1.36%
Other Liabilities	1,071			1,435
Total Capital	1,974			1,778
Total Liabilities and Capital	$43,553			$47,367
Net Interest Income and net spread on interest-earning assets less interest-bearing liabilities		$116	0.47%		$118	0.41%
Net interest margin	0.54%			0.50%
Average interest-earning assets to interest-bearing liabilities	1.07			1.07

(1)    The average balances of investment securities are reflected at amortized cost; therefore, the resulting yields do not reflect changes in fair value that are reflected as a component of AOCI, nor do they include the effect of OTTI-related to non-credit losses. Interest income/expense includes the effect of associated interest-rate exchange agreements.
(2)    Interest income/expense and average yield includes all other components of interest, including the impact of net interest payments or receipts on derivatives, hedge accounting amortization, and Advance prepayment fees.
(3)    Other Assets (interest-earning) consists of Interest-Bearing Deposits, loans to other FHLBanks, and rabbi trust assets.
(4)    Includes the non-credit portion of OTTI losses on AFS and HTM securities for purposes of the table.

The following table presents changes in Interest Income and Interest Expense ($ amounts in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011 vs. 2010			2011 vs. 2010
	Volume	Rate	Total	Volume	Rate	Total
Increase (Decrease) in Interest Income:
Federal Funds Sold and Securities Purchased Under Agreements to Resell	$(1)	$(3)	$(4)	$(1)	$(2)	$(3)
Investment securities	8	(14)	(6)	19	(30)	(11)
Advances	(8)	(4)	(12)	(18)	(3)	(21)
Mortgage Loans Held for Portfolio	(5)	(1)	(6)	(12)	(5)	(17)
Other Assets, net	—	—	—	—	1	1
Total	(6)	(22)	(28)	(12)	(39)	(51)
Increase (Decrease) in Interest Expense:
Interest-Bearing Deposits	—	—	—	—	—	—
Discount Notes	(1)	(2)	(3)	(1)	(1)	(2)
CO Bonds	(10)	(16)	(26)	(21)	(28)	(49)
MRCS	(1)	2	1	(1)	3	2
Other borrowings	—	—	—	—	—	—
Total	(12)	(16)	(28)	(23)	(26)	(49)
Increase (Decrease) in Net Interest Income Before Provision for Credit Losses	$6	$(6)	$—	$11	$(13)	$(2)

Changes in both volume and interest rates influence changes in Net Interest Income and net interest margin. Changes in Interest Income and Interest Expense that are not identifiable as either volume-related or rate-related, but are attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the volume and rate changes.

Other Income (Loss). The following table presents the components of Other Income (Loss) ($ amounts in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Components	2011	2010	2011	2010
Total OTTI losses	$—	$(8)	$(3)	$(22)
Portion of Impairment Losses Reclassified to (from) Other Comprehensive Income (Loss)	(3)	(54)	(18)	(46)
Net OTTI losses	(3)	(62)	(21)	(68)
Net Realized Losses from Sale of Available-for-Sale Securities	(2)	—	(2)	—
Net Gains (Losses) on Derivatives and Hedging Activities	(4)	—	(4)	(2)
Service Fees	—	—	—	1
Standby Letters of Credit Fees	1	—	1	1
Loss on Extinguishment of Debt	—	—	—	—
Other, net	—	—	—	—
Total Other Income (Loss)	$(8)	$(62)	$(26)	$(68)

The favorable change in Other Income (Loss) for the three and six months ended June 30, 2011, compared to the same period in 2010, was primarily due to the lower credit losses on certain private-label RMBS described in Results of OTTI Evaluation Process below. The net effect of derivatives on our Net Interest Income and Other Income (Loss) is presented in Net Gains (Losses) on Derivatives and Hedging Activities below.

Results of OTTI Evaluation Process. As a result of our evaluations, during the three and six months ended June 30, 2011, and 2010, we recognized OTTI on private-label RMBS as shown in the table below ($ amounts in millions):

		Impairment
	Impairment Related to	Related to All Other	Total
Three Months Ended June 30, 2011	Credit Loss	Factors	Impairment
Impairment on securities for which OTTI was not previously recognized	$—	$—	$—
Additional impairment on securities for which OTTI was previously recognized	(3)	3	—
Total	$(3)	$3	$—

Three Months Ended June 30, 2010
Impairment on securities for which OTTI was not previously recognized	$(1)	$(6)	$(7)
Additional impairment on securities for which OTTI was previously recognized	(61)	60	(1)
Total	$(62)	$54	$(8)

Six Months Ended June 30, 2011
Impairment on securities for which OTTI was not previously recognized	$—	$—	$—
Additional impairment on securities for which OTTI was previously recognized	(21)	18	(3)
Total	$(21)	$18	$(3)

Six Months Ended June 30, 2010
Impairment on securities for which OTTI was not previously recognized	$(4)	$(17)	$(21)
Additional impairment on securities for which OTTI was previously recognized	(64)	63	(1)
Total	$(68)	$46	$(22)

Net Gains (Losses) on Derivatives and Hedging Activities. Our Net Gains (Losses) on Derivatives and Hedging Activities fluctuate with volatility in the overall interest rate environment, as we hedge our asset risk exposures. In general, we hold derivatives and associated hedged instruments, and certain assets and liabilities that are carried at fair value, to the maturity, call, or put date. Therefore, due to timing, nearly all of the cumulative net gains and losses for these financial instruments will generally reverse over the remaining contractual terms of the hedged financial instruments. The increases in gains (losses) on fair-value hedges for three and six months ended June 30, 2011, compared to the same periods in 2010, were primarily due to changes in benchmark interest rates. The tables below present the net effect of derivatives on Net Interest Income and Other Income (Loss), within the line Net Gains (Losses) on Derivatives and Hedging Activities, by type of hedge and hedged item
($ amounts in millions):

Three Months Ended June 30, 2011	Advances	Investments	Mortgage Loans	CO Bonds	Discount Notes	Total
Net Interest Income:
Amortization/accretion of hedging activities in net interest income (1)	$—	$4	$(1)	$1	$—	$4
Net interest settlements included in net interest income (2)	(76)	(21)	—	30	—	(67)
Total Net Interest Income	(76)	(17)	(1)	31	—	(63)
Net Gains (Losses) on Derivatives and Hedging Activities:
Gains (losses) on fair-value hedges	(4)	—	—	1	—	(3)
Gains (losses) on derivatives not receiving hedge accounting	—	(1)	—	—	—	(1)
Net Gains (Losses) on Derivatives and Hedging Activities	(4)	(1)	—	1	—	(4)
Total net effect of derivatives and hedging activities	$(80)	$(18)	$(1)	$32	$—	$(67)

Three Months Ended June 30, 2010
Net Interest Income:
Amortization/accretion of hedging activities in net interest income (1)	$—	$3	$(4)	$2	$—	$1
Net interest settlements included in net interest income (2)	(127)	(19)	—	49	—	(97)
Total Net Interest Income	(127)	(16)	(4)	51	—	(96)
Net Gains (Losses) on Derivatives and Hedging Activities:
Gains (losses) on fair-value hedges	(1)	—	—	1	—	—
Gains (losses) on derivatives not receiving hedge accounting	(1)	—	(1)	1	—	(1)
Net Gains (Losses) on Derivatives and Hedging Activities	(2)	—	(1)	2	—	(1)
Total net effect of derivatives and hedging activities	$(129)	$(16)	$(5)	$53	$—	$(97)

Six Months Ended June 30, 2011	Advances	Investments	Mortgage Loans	CO Bonds	Discount Notes	Total
Net Interest Income:
Amortization/accretion of hedging activities in net interest income (1)	$—	$7	$(1)	$1	$—	$7
Net interest settlements included in net interest income (2)	(157)	(42)	—	62	—	(137)
Total Net Interest Income	(157)	(35)	(1)	63	—	(130)
Net Gains (Losses) on Derivatives and Hedging Activities:
Gains (losses) on fair-value hedges	(3)	—	—	—	—	(3)
Gains (losses) on derivatives not receiving hedge accounting	—	(1)	—	—	—	(1)
Net Gains (Losses) on Derivatives and Hedging Activities	(3)	(1)	—	—	—	(4)
Total net effect of derivatives and hedging activities	$(160)	$(36)	$(1)	$63	$—	$(134)

Six Months Ended June 30, 2010
Net Interest Income:
Amortization/accretion of hedging activities in net interest income (1)	$—	$5	$(4)	$3	$—	$4
Net interest settlements included in net interest income (2)	(263)	(38)	—	112	—	(189)
Total Net Interest Income	(263)	(33)	(4)	115	—	(185)
Net Gains (Losses) on Derivatives and Hedging Activities:
Gains (losses) on fair-value hedges	(2)	—	—	1	—	(1)
Gains (losses) on derivatives not receiving hedge accounting	(1)	—	(1)	1	—	(1)
Net Gains (Losses) on Derivatives and Hedging Activities	(3)	—	(1)	2	—	(2)
Total net effect of derivatives and hedging activities	$(266)	$(33)	$(5)	$117	$—	$(187)

(1)    Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.
(2)    Represents interest income/expense on derivatives included in Net Interest Income.

Other Expenses. The following table presents the components of Other Expenses ($ amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Components	2011	2010	2011	2010
Compensation and Benefits	$8	$7	$17	$14
Other Operating Expenses	4	3	6	6
Finance Agency and Office of Finance Expenses	2	1	4	2
Other	—	—	—	1
Total Other Expenses	$14	$11	$27	$23

The increase in Other Expenses for the three and six months ended June 30, 2011, compared to the same periods in 2010, was primarily due to increased compensation and benefit expenses, which were mainly attributable to additional staff needed to support operating systems enhancements and compliance-related initiatives, as well as increased retirement plan costs due to a lower discount rate used to calculate the benefit obligation.

Total Assessments. AHP and REFCORP contributions are statutorily required and are calculated simultaneously because of their interdependence.

AHP. The FHLBanks are required to set aside annually, in the aggregate, the greater of $100 million or 10% of their net earnings before Interest Expense on MRCS and after the REFCORP assessments, to fund the AHP. Each FHLBank's required annual AHP contribution is limited to its annual net earnings. Our AHP expense for the three months ended June 30, 2011, was $3.1 million, compared to a credit of $1.0 million for the same period in 2010. Our AHP expense for the six months ended June 30, 2011, was $5.9 million, compared to $2.9 million for the same period in 2010.

REFCORP. Each FHLBank was required to pay to REFCORP 20% of net income calculated in accordance with GAAP after the assessment for AHP, but before the assessment for REFCORP. Our REFCORP expense for the three months ended June 30, 2011, was $5.9 million, compared to a credit of $3.2 million for the same period in 2010. Our REFCORP expense for the six months ended June 30, 2011, was $10.9 million, compared to $4.8 million for the same period in 2010.

The increases in both AHP and REFCORP expense for the three and six months ended June 30, 2011, are directly attributable to the higher level of Income (Loss) Before Assessments for the three and six months ended June 30, 2011, compared to the same periods in 2010.

The FHLBanks were obligated to pay the REFCORP assessment until the aggregate amounts actually paid by all 12 FHLBanks were equivalent to a $300 million annual annuity (or a scheduled payment of $75 million per quarter) with a final maturity date of April 15, 2030, at which point the required payment of each FHLBank to REFCORP would be fully satisfied.

However, the aggregate payments made by the FHLBanks have exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening the remaining term to June 30, 2011. On August 5, 2011, the Finance Agency certified that the FHLBanks have fully satisfied their REFCORP obligation. See Liquidity and Capital Resources - Joint Capital Enhancement Agreement for information about the amended JCE Agreement that becomes operational now that our REFCORP obligation has been satisfied.

Business Segments

Our products and services are grouped within two business segments: Traditional and MPP.

The Traditional business segment includes credit services (such as Advances, letters of credit, and lines of credit), investments (including Federal Funds Sold, Securities Purchased Under Agreement to Resell, AFS securities, and HTM securities) and deposits. The following table presents our financial performance for this operating segment ($ amounts in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Traditional Segment	2011	2010	2011	2010
Net Interest Income	$33	$41	$68	$80
Provision for Credit Losses	—	—	—	—
Other Income (Loss)	(8)	(62)	(26)	(67)
Other Expenses	14	11	26	22
Income (Loss) Before Assessments	11	(32)	16	(9)
Total Assessments, net	3	(8)	5	(2)
Net Income (Loss)	$8	$(24)	$11	$(7)

The improvements in Net Income for the Traditional segment for the three and six months ended June 30, 2011, compared to the same periods in 2010, were primarily due to improvements in Other Income (Loss) that substantially resulted from the lower credit losses on certain private-label RMBS, as described in Results of Operations for the Three and Six Months Ended June 30, 2011, and 2010 - Other Income - Results of OTTI Evaluation Process herein. These improvements in Other Income (Loss) were partially offset by decreases in Net Interest Income primarily resulting from lower average balances of Advances and higher Total Assessments, which were directly attributable to the higher Income Before Assessments.

The MPP business segment consists of mortgage loans purchased from our members. The following table presents our financial performance for this operating segment ($ amounts in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
MPP Segment	2011	2010	2011	2010
Net Interest Income	$23	$15	$48	$38
Provision for Credit Losses	(1)	—	(2)	—
Other Income (Loss)	—	—	—	(1)
Other Expenses	—	—	1	1
Income Before Assessments	22	15	45	36
Total Assessments	6	4	12	10
Net Income	$16	$11	$33	$26

The increases in Net Income for the MPP segment for the three and six months ended June 30, 2011, compared to the same periods in 2010, were primarily due to higher Net Interest Income resulting from higher spreads attributable to the replacement of higher-costing debt with lower-costing debt reflecting the current low interest-rate environment, partially offset by the lower average balance of MPP loans.

Analysis of Financial Condition

Total Assets. Total Assets were $40.1 billion as of June 30, 2011, a decrease of 11% compared to December 31, 2010. This decrease of $4.9 billion was primarily due to net decreases of $3.6 billion in cash and short-term investments, $0.8 billion in Advances and $0.4 billion in Mortgage Loans Held for Portfolio.

Advances. Advances totaled $17.5 billion at June 30, 2011, a decrease of 4% compared to December 31, 2010. This decrease was primarily due to repayments and our members' reduced need for liquidity in the current economic environment, partially offset by a 14% increase in Advances to insurance company members, which totaled $6.0 billion at June 30, 2011.  In general, Advances fluctuate in accordance with our members' funding needs related to their deposit levels, mortgage pipelines, investment opportunities, available collateral, other balance sheet strategies, and the cost of alternative funding opportunities.

A breakdown of Advances by primary product line is presented below ($ amounts in millions):

	June 30, 2011		December 31, 2010
		% of		% of
By Primary Product Line	Amount	Total	Amount	Total
Fixed-rate
Fixed-rate (1)	$11,498	68%	$11,959	68%
Amortizing/mortgage matched (2)	1,956	12%	1,789	10%
Other	45	—%	15	—%
Total fixed-rate	13,499	80%	13,763	78%
Adjustable/variable-rate indexed (3)	3,327	20%	3,875	22%
Total Advances, par value	16,826	100%	17,638	100%
Total Adjustments (unamortized discounts, hedging and other)	650		637
Total Advances	$17,476		$18,275

(1)    Includes fixed-rate bullet and putable Advances
(2)    Includes fixed-rate amortizing Advances
(3)    Includes adjustable-rate and variable-rate Advances

Mortgage Loans Held for Portfolio. We purchase mortgage loans from our members through our MPP. At June 30, 2011, we held $6.3 billion of MPP loans, a decrease of 6% compared to December 31, 2010. The decrease was primarily due to repayments of outstanding mortgage loans exceeding the purchases of new loans. In general, the volume of mortgage loans purchased through the MPP is affected by several factors, including the general level of housing activity in the United States, the level of refinancing activity, and consumer product preferences.

Cash and Investments. The following table presents the components of our cash and investments at carrying value ($ amounts in millions):

Components of Cash and Investments	June 30, 2011	December 31, 2010
Cash and Due from Banks	$1,539	$12
Interest-Bearing Deposits	—	—
Securities Purchased Under Agreements to Resell	—	750
Federal Funds Sold	2,905	7,325
Total cash and short-term investments	4,444	8,087
AFS securities:
GSE debentures	1,955	1,930
TLGP debentures	324	325
Private-label MBS	806	983
Total AFS securities	3,085	3,238
HTM securities:
GSE debentures	294	294
TLGP debentures	1,980	2,066
Other U.S. obligations - guaranteed RMBS	2,570	2,327
GSE RMBS	3,245	3,044
Private-label MBS	524	719
Private-label ABS	21	22
Total HTM securities	8,634	8,472
Total investment securities	11,719	11,710
Total Cash and Investments, carrying value	$16,163	$19,797

Cash and Short-Term Investments. Cash and short-term investments totaled $4.4 billion at June 30, 2011, a decrease of 45% compared to December 31, 2010. However, we remain in compliance with all liquidity requirements. The decrease was primarily due to decreases of $4.4 billion in Federal Funds Sold and $0.8 billion in Securities Purchased Under Agreements to Resell resulting from a managed reduction in short-term investments. The decrease in short-term investments was partially offset by an increase of $1.5 billion in cash due to a lack of attractive investment opportunities at June 30, 2011. The composition of our short-term investment portfolio is influenced by our liquidity needs and the availability of short-term investments at attractive interest rates, relative to our cost of funds. See Liquidity and Capital Resources below for more information.

Available-for-Sale Securities. AFS securities totaled $3.1 billion at June 30, 2011, a decrease of 5% compared to December 31, 2010. The decrease was primarily due to paydowns and the sale of two private-label MBS. As a result of previously recognizing OTTI credit losses of $16.6 million, we realized a net loss on the sale of those securities of $1.9 million. Even though these two securities were sold, as of June 30, 2011, we had no intention to sell the remaining OTTI AFS securities, nor did we consider it more likely than not that we will be required to sell these securities before our anticipated recovery of each security's remaining amortized cost basis. However, in the future we may decide to sell these securities if conditions, strategies, risk tolerances or other factors change.

Held-to-Maturity Securities. HTM securities totaled $8.6 billion at June 30, 2011, an increase of 2% compared to December 31, 2010, due to purchases of agency MBS.

Total Liabilities. Total Liabilities were $38.2 billion at June 30, 2011, a decrease of 11% compared to December 31, 2010. This decrease of $4.8 billion was primarily due to a decrease of $4.7 billion in Consolidated Obligations.

Deposits (Liabilities). Total Deposits were $0.7 billion at June 30, 2011, an increase of 21% compared to December 31, 2010. These deposits represent a relatively small portion of our funding, and they vary depending upon market factors, such as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' investment preferences with respect to the maturity of their investments, and member liquidity.

Consolidated Obligations. At June 30, 2011, the carrying values of our Discount Notes and CO Bonds totaled $10.0 billion and $26.1 billion, respectively, compared to $8.9 billion and $31.9 billion, respectively, at December 31, 2010. The overall balance of our Consolidated Obligations fluctuates in relation to our Total Assets.  This overall decrease was due to our lower funding needs that primarily resulted from the decline in Advances. The carrying value of our Discount Notes was 28% of total Consolidated Obligations at June 30, 2011, compared to 22% at December 31, 2010. Discount Notes are issued primarily to provide short-term funds while CO Bonds are issued to provide longer-term funding. The composition of our Consolidated Obligations can fluctuate significantly based on comparative changes in their cost levels, supply and demand conditions, Advance demand, money market investment balances, and our balance sheet management strategy.

Derivatives. As of June 30, 2011, and December 31, 2010, we had Derivative Assets, net of collateral held or posted including accrued interest, with fair values of $0.2 million and $6.2 million, respectively, and Derivative Liabilities, net of collateral held or posted including accrued interest, with fair values of $679.0 million and $657.0 million, respectively. We classify interest-rate swaps as derivative assets or liabilities according to the net fair value of the interest-rate swaps with each counterparty. Increases and decreases in fair value are primarily caused by market changes in the derivative's underlying interest rate index. Therefore, these fair values reflect the impact of interest-rate changes.

Total Capital. Total Capital was $1.9 billion at June 30, 2011, a decrease of 3% compared to December 31, 2010. This decrease was primarily due to a repurchase of the excess capital stock included in Capital Stock of $125.9 million, partially offset by an increase due to proceeds from the sale of Capital Stock of $34.9 million and increases in Retained Earnings of $23.8 million and AOCI of $32.6 million. The improvement in AOCI was mainly attributable to OCI, which included unrealized gains of $10.1 million on AFS securities and the reclassification of OTTI non-credit losses of $21.1 million from AOCI to Other Income (Loss).

Liquidity and Capital Resources

Liquidity. Our cash and short-term investments portfolio totaled $4.4 billion at June 30, 2011. We manage our short-term investment portfolio in response to economic conditions and market events and uncertainties. As a result, the overall level of our short-term investment portfolio may fluctuate accordingly. The maturities of the short-term investments provide sufficient cash flows to support our ongoing liquidity needs. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our 2010 Form 10-K for more detailed information.

On July 15, 2011, the FHLBanks satisfied their obligation to REFCORP, which will result in an increase in net cash provided by operating activities. On August 8, 2011, S&P lowered our issuer credit rating and the rating on the FHLBank System's Consolidated Obligations from AAA to AA+. As a result, we could be required to deliver additional collateral (at fair value) to certain of our derivative counterparties. Such amount was approximately $650 million as of July 31, 2011. However, our liquidity position can satisfy this additional funding requirement with no material impact to our financial position. We have not identified any other known trends, demands, commitments, events or uncertainties that are likely to materially increase or decrease our liquidity.

Capital Resources.

Capital Adequacy. We are required by Finance Agency regulations to maintain sufficient "permanent capital" (defined as Class B Stock, MRCS, and Retained Earnings) to meet the combined credit risk, market risk and operational risk components of the risk-based capital requirement. The Finance Agency may mandate us to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined. As of June 30, 2011, our risk-based capital requirement was $0.8 billion, compared to permanent capital of $2.5 billion. As of December 31, 2010, our risk-based capital requirement was $0.9 billion, compared to permanent capital of $2.7 billion.

In addition, the Gramm-Leach-Bliley Act of 1999 and Finance Agency regulations require us to maintain at all times a regulatory capital ratio of at least 4.00% and a leverage ratio of at least 5.00%. Our total regulatory capital consists of Retained Earnings and total regulatory capital stock, which includes Class B Capital Stock and MRCS. At June 30, 2011, our regulatory capital ratio was 6.13%, and our leverage ratio was 9.20%.

Capital Distributions. Our capital plan divides our Class B stock into two sub-series: Class B-1 and Class B-2. The difference between the two sub-series is that Class B-2 is required stock that is subject to a redemption request and pays a lower dividend. The Class B-2 stock dividend is presently calculated at 80% of the amount of the Class B-1 dividend and can only be changed by amendment of our capital plan by our board of directors with approval of the Finance Agency. On July 28, 2011, our board of directors declared a cash dividend of 2.50% (annualized) on our Capital Stock Putable - Class B-1 and of 2.00% (annualized) on our Capital Stock Putable - Class B-2.

Joint Capital Enhancement Agreement. Effective February 28, 2011, the 12 FHLBanks entered into a JCE Agreement intending to enhance the capital position of each FHLBank. The purpose of the JCE Agreement is to allocate that portion of each FHLBank's earnings historically paid to satisfy its REFCORP obligation to a separate restricted retained earnings account at that FHLBank.

Each FHLBank has been required to contribute 20% of its net earnings toward payment of the interest on the REFCORP bonds until the REFCORP obligation was satisfied. The JCE Agreement provides that, upon full satisfaction of the REFCORP obligation, each FHLBank will allocate 20% of its Net Income each quarter to a restricted retained earnings account until the balance of that account equals at least 1% of that FHLBank's average balance of outstanding Consolidated Obligations for the previous quarter. These restricted retained earnings will not be available from which to pay dividends except to the extent the restricted retained earnings balance exceeds 1.5% of an FHLBank's average balance of outstanding Consolidated Obligations for the previous quarter. We do not expect that level to be reached for several years. For more information on the JCE Agreement, please refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources - Joint Capital Enhancement Agreement in our 2010 Form 10-K.

On August 5, 2011, the Finance Agency certified that the FHLBanks have fully satisfied their REFCORP obligation and approved the FHLBanks' capital plan amendments to implement the provisions of the JCE Agreement. Subsequently, on August 5, 2011, the FHLBanks entered into an amended JCE Agreement to address differences between the original JCE Agreement and the approved capital plan amendments, including changes to the definition of an automatic termination event, provisions for determining whether an automatic termination event has occurred, and modifications to the provisions regarding the release of restricted retained earnings if the agreement is terminated. In particular, an FHLBank's obligation to make allocations to the restricted retained earnings account terminates on the Automatic Termination Event Declaration Date (as defined in the amended JCE Agreement), and restrictions on paying dividends out of the restricted retained earnings account or otherwise reallocating funds from the restricted retained earnings account are terminated one year later. For more information on the amendments to the JCE Agreement, see our Form 8-K filed on August 5, 2011. The amended capital plans of the FHLBanks, including our amended capital plan, will become effective on September 5, 2011.

Mandatorily Redeemable Capital Stock. At June 30, 2011, we had $515.1 million in capital stock subject to mandatory redemption, compared to $658.4 million at December 31, 2010. This decrease was primarily due to the repurchase of $122.1 million of excess MRCS. See Note 13 - Capital - Notes to Financial Statements for additional information.

Excess Stock. Excess stock is capital stock that is not required as a condition of membership or to support services to members or former members. In general, the level of excess stock fluctuates with our members' demand for Advances. Finance Agency regulations prohibit an FHLBank from issuing new excess stock if the amount of excess stock outstanding exceeds 1% of our Total Assets. At June 30, 2011, our outstanding excess stock of $0.9 billion was equal to 2% of our Total Assets. Therefore, we are currently not permitted to distribute stock dividends.

Off-Balance Sheet Arrangements

See Note 17 - Commitments and Contingencies - Notes to Financial Statements for information on our off-balance sheet arrangements.

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

We have identified five accounting policies that we believe are critical because they require management to make particularly difficult, subjective, and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions. These accounting policies relate to:

•	OTTI;

•	Credit losses;

•	Derivatives and hedging activities;

•	Fair value estimates; and

•	Premiums and discounts and other costs associated with originating or acquiring mortgage loans, MBS, and ABS.

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

Other-Than-Temporary Impairment Analysis. In addition to evaluating our private-label MBS and ABS under a base case (or best estimate) scenario, we also performed a cash-flow analysis for each of these securities under a more adverse housing price scenario.

This more stressful scenario was based on a housing price forecast that was five percentage points lower at the trough than the base case scenario, followed by a flatter recovery path. Under this scenario, for those markets for which further home price declines are anticipated, current-to-trough home price declines were projected to range from 5% to 13% over the three- to nine-month period beginning April 1, 2011, followed in each case by a three-month period of flat prices. Thereafter, home prices were projected to increase from the trough within a range of 0% to 1.9% in the first year, 0% to 2% in the second year, 1% to 2.7% in the third year, 1.3% to 3.4% in the fourth year, 1.3% to 4% in each of the fifth and sixth years, and 1.5% to 3.8% in each subsequent year.

The adverse scenario and associated results do not represent our current expectations, and therefore should not be construed as a prediction of our future results, market conditions or the performance of these securities. Rather, the results from this hypothetical stress test scenario provide a measure of the credit losses that we might incur if home price declines (and subsequent recoveries) are more adverse than those projected in our OTTI evaluation.

The following table presents the base case scenario and what the impact on OTTI would have been under the more adverse home price scenario ($ amounts in millions). The classification (prime or Alt-A) is based on the model used to estimate the cash flows for the security, which may not be the same as the classification at the time of origination.

	Three Months Ended June 30, 2011
	As Reported			Using Adverse Housing Price Scenario
	Number of		Impairment	Number of		Impairment
	Securities		Related to	Securities		Related to
NRSRO Classification	Impaired	UPB	Credit Loss	Impaired	UPB	Credit Loss
Prime	5	$304	$(2)	15	$877	$(24)
Alt-A	2	47	(1)	2	47	(2)
Total	7	$351	$(3)	17	$924	$(26)

Additional information about OTTI of our private-label MBS and ABS is provided in Risk Management - Credit Risk Management - Investments herein, and in Note 5 - Other-Than-Temporary Impairment Analysis - Notes to Financial Statements.

Provision for Credit Losses.

Advances. At June 30, 2011, based on the collateral held as security for Advances, management's credit analyses and prior repayment history, no allowance for losses on Advances is deemed necessary by management.

Mortgage Loans Acquired under MPP. Based on our analysis, using the most recent 12 months weighted-average recovery rate through June 30, 2011, of approximately 55% of the original appraised value, further reduced by estimated liquidation costs, and after consideration of PMI, LRA, and SMI, we recorded $1.9 million of allowance for loan losses on our conventional mortgage loans at June 30, 2011. We have also performed our loan loss reserve analysis under multiple scenarios whereby we changed various assumptions and have concluded that a worsening of those assumptions down to a 50% recovery rate would have increased our allowance to approximately $4.5 million at June 30, 2011.

Recent Accounting and Regulatory Developments

Accounting Developments. See Note 2 - Recently Adopted and Issued Accounting Guidance - Notes to Financial Statements for a description of how recent accounting developments may impact our results of operations or financial condition.

Legislative and Regulatory Developments. The legislative and regulatory environment continues to change as financial regulators issue proposed and/or final rules to implement the Dodd-Frank Act and Congress begins to debate proposals for housing finance and GSE reform.

As discussed under Legislative and Regulatory Developments in our 2010 Form 10-K, the Dodd-Frank Act will likely impact our business operations, funding costs, rights, obligations, and/or the environment in which we carry out our mission. Certain regulatory actions during the period covered by this report resulting from the Dodd-Frank Act that may have an important impact on us are summarized below, although the full effect of the Dodd-Frank Act will become known only after all of the required regulations, studies and reports are finalized and issued. The Dodd-Frank Act, among other things: (i) creates an inter-agency oversight council that is charged with identifying and regulating systemically important financial institutions; (ii) regulates the over-the-counter derivatives market; (iii) imposes new executive compensation proxy and disclosure requirements; (iv) establishes new requirements for MBS, including a risk-retention requirement; (v) reforms the credit rating agencies; (vi) makes a number of changes to the federal deposit insurance system; and (vii) creates a consumer financial protection bureau.

New Requirements for Our Derivatives Transactions. The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those utilized by us to hedge interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. The CFTC has issued a final rule regarding the process pursuant to which it will determine which types of swaps will be subject to mandatory clearing, but has not yet made any such determinations. Based on the effective date of this rule and the time periods set forth in the rule for CFTC determinations regarding mandatory clearing, it is not expected that any of our swaps will be required to be cleared until the last week of 2011, at the very earliest, and it is possible that such date will be some time in 2012.

Cleared swaps will be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing swaps may reduce counterparty credit risk, the margin requirements for cleared trades have the potential of making derivative transactions more costly. In addition, mandatory swap clearing will require us to enter into new relationships and accompanying agreements with clearing members and additional agreements with swap counterparties.

The Dodd-Frank Act also changes the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While we expect to continue to enter into uncleared trades on a bilateral basis, such trades will be subject to new regulatory requirements, including new mandatory reporting requirements, new documentation requirements and new minimum margin and capital requirements. Under the proposed CFTC margin rules, we will have to post both initial margin and variation margin to our swap dealer counterparties, but may be eligible in both instances for modest unsecured thresholds as "low-risk financial end users." Pursuant to additional rules proposed by the Finance Agency, we will be required to collect both initial margin and variation margin from our swap dealer counterparties, without any unsecured thresholds. These margin requirements and any related capital requirements could adversely impact the liquidity and pricing of certain uncleared derivative transactions we may enter into, thus making uncleared trades more costly.

The CFTC has issued a proposed rule requiring that collateral posted by swap customers to a clearinghouse in connection with cleared swaps be legally segregated on a customer-by-customer basis. However, in connection with this proposed rule the CFTC has left open the possibility that customer collateral would not have to be legally segregated but could instead be commingled with all collateral posted by other customers of our clearing member. Such commingling would put our collateral at risk in the event of a default by another customer of our clearing member. To the extent the CFTC's final rule places our posted collateral at greater risk of loss in the clearing structure than under the current over-the-counter market structure, we may be adversely impacted.

The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as "swap dealers" or "major swap participants," as the case may be, with the CFTC and/or the SEC. Based on the definitions in the proposed rules jointly issued by the CFTC and SEC, it does not appear likely that we will be required to register as a "major swap participant," although this remains a possibility. Also, based on the definitions in the proposed rules, it does not appear likely that an FHLBank will be required to register as a "swap dealer" for the derivative transactions that it enters into with dealer counterparties for the purpose of hedging and managing our interest rate risk, which constitute the majority of our derivative transactions. However, based on the proposed rules, it is possible that an FHLBank could be required to register with the CFTC as a swap dealer based on intermediated "swaps" that it enters into with its members. Although our policies permit us to enter into intermediated swaps with our members, we have no such swaps outstanding as of August 10, 2011.

It is also unclear how the final rule will treat certain Advance products with FHLBank members that may contain features that operate in a similar manner to certain derivatives, such as interest-rate caps, floors and options. The CFTC and SEC have issued joint proposed rules further defining the term "swap" under the Dodd-Frank Act. These proposed rules and accompanying interpretive guidance attempt to clarify that certain products will or will not be regulated as "swaps." While it is unlikely that Advances transactions between us and our members will be treated as "swaps," the proposed rules and accompanying interpretive guidance are not entirely clear on this issue.

Depending on how the terms "swap" and "swap dealer" are defined in the final regulations, we may be faced with the business decision of whether to continue to offer Advances to members that have features that cause the Advances to be deemed to be "swaps," if those transactions would require us to register as a swap dealer. Designation as a swap dealer would subject us to significant additional regulation and cost including, without limitation, registration with the CFTC, new internal and external business conduct standards, additional reporting requirements and additional swap-based capital and margin requirements. Even if we are designated as a swap dealer, however, the proposed regulations would permit us to apply to the CFTC to limit such designation to those specified activities for which we are acting as a swap dealer. Upon such designation, our hedging activities would not be subject to the full requirements that will generally be imposed on traditional swap dealers.

While certain provisions of the Dodd-Frank Act took effect on July 16, 2011, the CFTC has issued an order temporarily exempting persons or entities with respect to provisions of Title VII of the Dodd-Frank Act that reference "swap dealer," "major swap participant," "eligible contract participant" and "swap." These exemptions will expire upon the earlier of: (1) the effective date of the applicable final rule further defining the relevant terms; or (2) December 31, 2011. In addition, the provisions of the Dodd-Frank Act that are expected to have the most effect on us did not take effect on July 16, 2011, but will take effect no less than 60 days after the CFTC publishes final regulations implementing such provisions. The CFTC is expected to publish such final regulations by the end of 2011, but it is not expected that such final regulations will become effective until the end of 2011, and delays beyond that time are possible.

We, together with the other FHLBanks, are actively participating in the regulatory process regarding the Dodd-Frank Act by formally commenting to the regulators regarding a variety of rulemakings that could impact us. We and the other FHLBanks are also working to implement the processes and documentation necessary to comply with the Dodd-Frank Act's new requirements for derivatives.

Other Banking Regulatory Actions

Banking Agency Revisions to Regulations to Permit Payment of Interest on Demand Deposit Accounts. The Dodd-Frank Act repealed the statutory prohibition against the payment of interest on demand deposits, effective July 21, 2011. To conform to this provision, the FDIC and other applicable banking regulators rescinded their regulations prohibiting paying interest on demand deposits effective July 21, 2011. FHLBanks members' ability to pay interest on their customers' demand deposit accounts may increase their ability to attract or retain customer deposits, which could reduce their funding needs from the FHLBanks.

Joint Regulatory Actions

Proposed Rule on Credit Risk Retention for Asset-Backed Securities. As discussed under Legislative and Regulatory Developments in our Form 10-Q for the quarter ended March 31, 2011, the Federal banking agencies, the Finance Agency, the Department of Housing and Urban Development and the SEC jointly issued a notice of proposed rulemaking on April 29, 2011, which proposes regulations requiring sponsors of ABS to retain a minimum of a 5% economic interest in a portion of the credit risk of the assets collateralizing ABS, unless all the assets securitized satisfy specified qualifications. The proposed rule outlines the permissible forms of retention of economic interests (either in the form of retained interests in specified classes of the issued ABS or in randomly selected assets from the potential pool of underlying assets). The proposed rule also specifies criteria for qualified residential mortgage loans that would make them exempt from the risk retention requirements. The final rule that results from this process is likely to have a significant impact on the structure, operation and financial health of the mortgage finance sector and if adopted as proposed could significantly reduce the overall amount of financing available to creditworthy borrowers. A contraction in mortgage lending in turn could reduce members' need for FHLBank Advances, decrease the amount of collateral available to secure such Advances and result in lower values for available collateral. The final rule may also have implications for FHLBank AMA programs (including our MPP) if such programs are determined to be subject to the final rule and required to be restructured to replace the existing credit risk-sharing methodology with an across-the-board 5% risk retention by the seller of the mortgages to the FHLBanks. Comments on this proposed rule were due August 1, 2011.

Proposed Rule on Incentive-Based Compensation Arrangements. As discussed under Legislative and Regulatory Developments in our Form 10-Q for the quarter ended on March 31, 2011, seven federal financial regulators, including the Finance Agency, published a proposed rule on April 14, 2011, that would implement Section 956 of the Dodd-Frank Act. Section 956 requires these agencies to issue joint regulations that prohibit "covered financial institutions" from entering into incentive-based compensation arrangements that encourage inappropriate risks and requiring deferral of the payment of incentive-based compensation. If adopted as proposed, the rule would impact the design of our compensation policies and practices, including our incentive compensation policies and practices. Comments on the proposed rule were due on May 31, 2011.

Finance Agency Regulatory Actions

Regulatory Waiver of SMI Rating Requirement for MPP Purchases. The Finance Agency's AMA regulations require FHLBank members that sell loans to FHLBanks through an AMA program (such as our MPP) to be legally obligated at all times to maintain SMI with an insurer rated not lower than the second highest rating category when SMI is used as a form of credit enhancement in the AMA program. With prolonged deteriorations in the mortgage markets, it has remained difficult for us to meet this requirement because no mortgage insurers that currently underwrite SMI are currently rated in the second highest rating category or better by any NRSRO. On August 6, 2009, the Director of the Finance Agency granted a temporary waiver of this NRSRO rating requirement for SMI providers, subject to certain limitations and conditions.

On April 8, 2010, in accordance with its temporary waiver, we submitted to the Finance Agency a written analysis of credit enhancement alternatives that would no longer rely on SMI for our existing pools of loans. On July 29, 2010, the Acting Director of the Finance Agency issued an order extending the waiver relating to our existing MPP pools that utilize SMI until such time as the Finance Agency amends the subject AMA regulation, or for an additional year, whichever comes sooner. On August 5, 2011, the Finance Agency extended this waiver until the subject regulation is amended. Under this extended waiver, we are required to continue evaluating the claims-paying ability of SMI providers, hold additional retained earnings, and take any other steps necessary to mitigate any attendant risk associated with using an SMI provider having a rating below the standard established by the AMA regulation.

Final Conservatorship/Receivership Regulation. On June 20, 2011, the Finance Agency issued a final conservatorship and receivership regulation for the FHLBanks effective July 20, 2011. The final regulation addresses the nature of a conservatorship or receivership and provides greater specificity on their operations, in line with procedures set forth in similar regulatory regimes (for example, the FDIC receivership authorities). The regulation clarifies the relationship among various classes of creditors and equity holders of an FHLBank under a conservatorship or receivership and the priorities for contract parties and other claimants in receivership. The Finance Agency explained that its general approach in adopting the final regulation was to set out the basic general framework for conservatorships and receiverships.
The Finance Agency's comments to the final regulation state:

•
Claims of FHLBank members arising from the members' deposit accounts, service agreements, Advances, and other transactions with their FHLBanks are distinct from such members' equity claims as holders of FHLBank stock. The lowest priority position for equity claims only applies to members' claims in regard to their FHLBank stock and does not apply to claims arising from other member transactions with an FHLBank.

•
An FHLBank's claim for repayment/reimbursement for making payments on any Consolidated Obligations of another FHLBank in conservatorship or receivership following its default in making such payment would be treated as a general creditor claim against the defaulting FHLBank. The Finance Agency may also address these reimbursement matters in policy statements or discretionary decisions.

•
With respect to property held by an FHLBank in trust or in custodial arrangements, the Finance Agency stated that it expects to follow FDIC and bankruptcy practice; such property would not be considered part of a receivership estate and would not be available to satisfy general creditor claims.

Final Investment Regulation. On May 20, 2011, the Finance Agency issued a final investment regulation effective June 20, 2011. The final regulation is narrowly focused and codifies the existing 300% of capital and other existing policy limitations on the FHLBanks' MBS purchases and use of derivatives. The Finance Agency stated in the preamble to the final regulation that it continues to have concerns about FHLBank investments, including investments in MBS, and will likely issue a future rulemaking addressing all aspects of the FHLBanks' investment authority.

Final Rule on FHLBank Liabilities. As discussed under Legislative and Regulatory Developments in our Form 10-Q
for the quarter ended on March 31, 2011, on April 4, 2011, the Finance Agency issued a final rule regarding FHLBank liabilities effective May 4, 2011. This rule is not expected to have any adverse impact on the FHLBanks' joint and several liability for the principal and interest payments on Consolidated Obligations.

Proposed Rule on Prudential Management Standards. On June 20, 2011, the Finance Agency issued a proposed rule, as required by the Housing and Economic Recovery Act of 2008, to establish prudential standards with respect to ten categories of operation and management of the FHLBanks and the GSEs, including internal controls, interest rate risk exposure, market risk, and others. The Finance Agency has proposed to adopt the standards as guidelines, which generally provide principles and leave to the regulated entities the obligation to organize and manage themselves to ensure that the standards are met, subject to agency oversight. The proposed rule also includes procedural provisions relating to the consequences of failing to meet applicable standards, such as requirements regarding submission of a corrective action plan to the Finance Agency. Comments on the proposal are due August 19, 2011.

Housing Finance and GSE Reform

On February 11, 2011, the Department of the Treasury and the United States Department of Housing and Urban Development issued a white paper report to Congress entitled "Reforming America's Housing Finance Market: A Report to Congress." The report's primary focus is to provide options for Congressional consideration regarding the long-term structure of housing finance, including reforms specific to Fannie Mae and Freddie Mac. In addition, the Obama Administration noted it would work, in consultation with the Finance Agency and Congress, to restrict the areas of mortgage finance in which Fannie Mae, Freddie Mac and the FHLBanks operate so that overall government support of the mortgage market will be substantially reduced over time.

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

The report also supports exploring additional means to provide funding to housing lenders, including potentially the development of a covered bond market. Covered bonds are debt instruments issued by banks and collateralized by specific pools of assets (home mortgages or, in the United States, AAA-rated MBS).

Partially in response to the report, a number of bills, including covered bond legislation, have been introduced in Congress in both the first and second quarters of 2011. It is expected that GSE legislative activity will continue. While none proposes specific changes to the FHLBanks, we could nonetheless be affected in numerous ways by changes to the United States housing finance structure, to Fannie Mae and Freddie Mac, and to the Finance Agency. For example, the FHLBanks traditionally have allocated a significant portion of their investment portfolio to investments in Fannie Mae and Freddie Mac debt securities. Accordingly, the FHLBanks' investment strategies would likely be affected by winding down those entities. Winding down these two GSEs, or limiting the amount of mortgages they purchase, also could increase demand for FHLBank Advances if FHLBank members respond by retaining more of their mortgage loans in portfolio and using Advances to fund the loans. Additionally, the Finance Agency may consider regulatory actions consistent with the report, including restricting membership by allowing each eligible institution to be an active member of a single FHLBank or limiting the level of Advances outstanding to larger members. It is also possible that Congress will consider any or all of the specific changes to the FHLBanks suggested by the Obama Administration's proposal. If regulation or legislation is enacted incorporating these changes, the FHLBanks could be significantly limited in their ability to make Advances to their members and subject to additional limitations on their investment authority. Additionally, if Congress enacts legislation encouraging the development of a covered bond market, FHLBank Advances could be reduced in time as larger members use covered bonds as an alternative form of wholesale mortgage financing.

The ultimate effects on the FHLBanks of housing finance and GSE reform or any other legislation, including any legislation to address the federal deficit, are unknown at this time and will depend on the legislation or regulations, if any, that are finally enacted or adopted.

See the Legislative and Regulatory Developments section in our 2010 Form 10-K for additional discussion on pending legislative and regulatory developments.

Risk Management

We have exposure to a number of risks in pursuing our business objectives. These risks may be broadly classified as market, credit, liquidity, operations, and business. Market risk is discussed in detail in Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Active risk management is an integral part of our operations because these risks are an inherent part of our business activities.  We manage these risks by setting and enforcing appropriate limits and developing and maintaining internal policies and processes to ensure an appropriate risk profile. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management in our 2010 Form 10-K for more detailed information.

Credit Risk Management. Credit risk is the risk that members or other counterparties may be unable to meet their contractual obligations to us, or that the values of those obligations will decline as a result of deterioration in the members' or other counterparties' creditworthiness. Credit risk arises when our funds are extended, committed, invested or otherwise exposed through actual or implied contractual agreements. We face credit risk on Advances and other credit products, investments, mortgage loans, derivative financial instruments, and AHP grants.

The most important step in the management of credit risk is the initial decision to extend credit. We also manage credit risk by following established policies, evaluating the creditworthiness of our members and counterparties, and utilizing collateral agreements and settlement netting. Periodic monitoring of members and other counterparties is performed for wherever we are exposed to credit risk.

Advances. We manage our exposure to credit risk on Advances through a combination of our security interest in assets pledged by the borrowing member and ongoing reviews of each borrower's financial condition. However, our credit risk is magnified due to the concentration of Advances in a few borrowers. As of June 30, 2011, our top three borrowers held 36% of total Advances outstanding, at par. Because of this concentration in Advances, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we analyze the implications to our financial management and profitability if we were to lose the business of one or more of these borrowers.

Investments. We are also exposed to credit risk through our investment portfolios. The risk management policy approved by our board of directors restricts the acquisition of investments to high-quality, short-term money market instruments and highly-rated long-term securities.

Short-Term Investments. We place funds with large, high-quality financial institutions with investment-grade long-term credit ratings on an unsecured basis for terms of up to 275 days; most such placements typically mature within 90 days. At June 30, 2011, our unsecured credit exposure, including accrued interest related to short-term money-market instruments, was $2.9 billion to 13 counterparties and issuers, of which $1.7 billion was for Federal Funds Sold that mature overnight. We actively monitor counterparty creditworthiness, ratings, performance, and capital adequacy in an effort to mitigate unsecured credit risk on the short-term investments, with emphasis on the potential impacts from global economic conditions. Unsecured transactions can only be conducted with counterparties that are domiciled in countries that maintain a long-term sovereign rating from S&P of AA or higher.

Long-Term Investments. Our long-term investments include RMBS guaranteed by the housing GSEs (Fannie Mae and Freddie Mac), other U.S. obligations - guaranteed RMBS (Ginnie Mae), corporate debentures guaranteed by the FDIC and backed by the full faith and credit of the United States government under the TLGP, and corporate debentures issued by GSEs.

Our long-term investments also include private-label MBS and ABS. We are subject to secured credit risk related to private-label MBS and ABS that are directly or indirectly supported by underlying mortgage loans. Each of the securities contains one or more forms of credit protection, including subordination, excess spread, over-collateralization and/or an insurance wrap. Investments in private-label MBS and ABS may be purchased as long as the investments are rated AAA.

Finance Agency policy provides that the total value of our investments in MBS and ABS, calculated using amortized historical cost, must not exceed 300% of our total regulatory capital, consisting of Retained Earnings, Class B Capital Stock, and MRCS, based on the amount most recently reported to the Finance Agency as of the day we purchase the securities. These investments, as a percentage of total regulatory capital, were 294% at June 30, 2011. Generally, our goal is to maintain these investments near the 300% limit.

Applicable rating levels are determined using the lowest relevant long-term rating from S&P, Moody's and Fitch. Rating modifiers are ignored when determining the applicable rating level for a given counterparty or investment.

The following tables present the carrying value by credit ratings of our investments, grouped by category ($ amounts in millions):

					Below
					Investment
June 30, 2011	AAA	AA	A	BBB	Grade	Total
Short-term investments:
Interest-Bearing Deposits	$—	$—	$—	$—	$—	$—
Securities Purchased Under Agreements to Resell	—	—	—	—	—	—
Federal Funds Sold	—	1,630	1,275	—	—	2,905
Total short-term investments	—	1,630	1,275	—	—	2,905
AFS securities:
GSE debentures	1,955	—	—	—	—	1,955
TLGP debentures	324	—	—	—	—	324
Private-label MBS	—	—	—	—	806	806
Total AFS securities	2,279	—	—	—	806	3,085
HTM securities:
GSE debentures	269	25	—	—	—	294
TLGP debentures	1,980	—	—	—	—	1,980
Other U.S. obligations - guaranteed RMBS	2,570	—	—	—	—	2,570
GSE RMBS	3,245	—	—	—	—	3,245
Private-label MBS	276	62	15	57	114	524
Private-label ABS	—	18	—	—	3	21
Total HTM securities	8,340	105	15	57	117	8,634
Total investments, carrying value	$10,619	$1,735	$1,290	$57	$923	$14,624

Percentage of total	73%	12%	9%	—%	6%	100%

December 31, 2010
Short-term investments:
Interest-Bearing Deposits	$—	$—	$—	$—	$—	$—
Securities Purchased Under Agreements to Resell	750	—	—	—	—	750
Federal Funds Sold	—	5,343	1,982	—	—	7,325
Total short-term investments	750	5,343	1,982	—	—	8,075
AFS securities:
GSE debentures	1,930	—	—	—	—	1,930
TLGP debentures	325	—	—	—	—	325
Private-label MBS	—	—	—	—	983	983
Total AFS securities	2,255	—	—	—	983	3,238
HTM securities:
GSE debentures	269	25	—	—	—	294
TLGP debentures	2,066	—	—	—	—	2,066
Other U.S. obligations - guaranteed RMBS	2,327	—	—	—	—	2,327
GSE RMBS	3,044	—	—	—	—	3,044
Private-label MBS	479	82	35	16	107	719
Private-label ABS	—	19	—	—	3	22
Total HTM securities	8,185	126	35	16	110	8,472
Total investments, carrying value	$11,190	$5,469	$2,017	$16	$1,093	$19,785

Percentage of total	57%	28%	10%	—%	5%	100%

The following table presents the carrying values and fair values at June 30, 2011, of seven private-label RMBS and other securities downgraded during the period from July 1, 2011, to August 8, 2011, from the lowest NRSRO rating previously reported. There were no other downgrades of MBS and ABS or unsecured counterparties during this period ($ amounts in millions):

	To AA		To BB		To B		To CCC		To CC
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Downgraded from AAA:
GSE debentures	$2,224	$2,225	$—	$—	$—	$—	$—	$—	$—	$—
TLGP debentures	2,304	2,308	—	—	—	—	—	—	—	—
Other U.S. obligations - guaranteed RMBS	2,570	2,597	—	—	—	—	—	—	—	—
GSE RMBS	3,245	3,290	—	—	—	—	—	—	—	—
Private-label RMBS:
Downgraded from AAA	37	35	—	—	—	—	—	—	—	—
Downgraded from AA	—	—	—	—	26	26	—	—	—	—
Downgraded from B	—	—	—	—	—	—	45	45	69	69
Downgraded from CCC	—	—	—	—	—	—	—	—	48	48
Total	$10,380	$10,455	$—	$—	$26	$26	$45	$45	$117	$117

On August 5, 2011, S&P lowered its long-term United States sovereign credit rating from AAA to AA+ with a negative outlook. On August 8, 2011, S&P lowered the long-term issuer credit ratings and related issue ratings of the GSEs from AAA to AA+ with a negative outlook. In S&P's application of its government-related entities criteria, the ratings of the GSEs, including Fannie Mae, Freddie Mac, and Federal Farm Credit, are constrained by the long-term sovereign credit rating of the United States. The TLGP debentures are guaranteed by the FDIC and backed by the full faith and credit of the United States government. Ginnie Mae guarantees the timely payment of principal and interest on all of its RMBS, which are included in the above table in other U.S. obligations - guaranteed RMBS, and its guarantee is backed by the full faith and credit of the United States government. Although these individual securities are not rated, we consider these investments to have been downgraded based on S&P's action. We expect to recover all contractual cash flows on these securities because we determined that the strength of the issuers' guarantees and the direct or indirect support from the United States government are sufficient to protect us from losses based on current expectations.

The following table presents the carrying values and fair values at June 30, 2011, of three private-label RMBS whose investment ratings were on negative watch as of August 8, 2011. No other private-label MBS and ABS or unsecured counterparties were placed on negative watch ($ amounts in millions):

	Private-label RMBS
Investment ratings	Carrying Value	Fair Value
AAA	$4	$4
AA	21	21
B	122	122
Total	$147	$147

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

Our private-label MBS and ABS are backed by collateral located in the United States. The top five states, by percentage of collateral located in those states, were California (54%), New York (6%), Florida (5%), Virginia (3%), and New Jersey (3%).

The tables below present for our prime, Alt-A and subprime securities the UPB by credit ratings, based on the lowest of Moody's, S&P, or comparable Fitch ratings, as well as amortized cost, fair value, and other collateral information by year of securitization as of June 30, 2011 ($ amounts in millions):

	2004
	and
Prime	prior	2005	2006	2007	Total
Private-label RMBS:
AAA-rated	$263	$—	$—	$—	$263
AA-rated	1	47	—	—	48
A-rated	—	—	—	—	—
BBB-rated	26	31	—	—	57
Below investment grade:
BB-rated	44	11	—	—	55
B-rated	—	231	87	—	318
CCC-rated	—	200	53	92	345
CC-rated	—	42	30	115	187
C-rated	—	—	—	146	146
Total UPB	$334	$562	$170	$353	$1,419

Amortized cost	$333	$520	$162	$284	$1,299
Gross unrealized losses (1)	(6)	(37)	(8)	(7)	(58)
Fair value	327	483	154	283	1,247

OTTI:
Related to credit losses	$—	$(13)	$—	$(6)	$(19)
Related to non-credit losses	—	13	—	6	19
Total OTTI losses	$—	$—	$—	$—	$—

Weighted average percentage of fair value to UPB	98%	86%	91%	80%	88%
Original weighted average credit support	3%	7%	5%	8%	6%
Current weighted average credit support	10%	8%	4%	5%	7%
Weighted average collateral delinquency (2)	6%	16%	16%	21%	15%

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

	2004
	and
Alt-A	prior	2005	2006	2007	Total
Private-label RMBS:
AAA-rated	$13	$—	$—	$—	$13
AA-rated	15	—	—	—	15
A-rated	16	—	—	—	16
BBB-rated	—	—	—	—	—
Below investment grade:
BB-rated	—	2	—	—	2
B-rated	—	—	—	—	—
CCC-rated	—	47	—	—	47
CC-rated	—	—	—	—	—
C-rated	—	—	—	—	—
Total UPB	$44	$49	$—	$—	$93

Amortized cost	$43	$42	$—	$—	$85
Gross unrealized losses (1)	(1)	(8)	—	—	(9)
Fair value	42	34	—	—	76

OTTI:
Related to credit losses	$—	$(2)	$—	$—	$(2)
Related to non-credit losses	—	(1)	—	—	(1)
Total OTTI losses	$—	$(3)	$—	$—	$(3)

Weighted average percentage of fair value to UPB	96%	69%	—%	—%	81%
Original weighted average credit support	3%	6%	—%	—%	5%
Current weighted average credit support	10%	2%	—%	—%	6%
Weighted average collateral delinquency (2)	7%	17%	—%	—%	12%

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

	2004
	and
Subprime	prior	2005	2006	2007	Total
Home equity loan investments:
Below investment grade:
B-rated	$3	$—	$—	$—	$3
Total UPB	$3	$—	$—	$—	$3

Amortized cost	$3	$—	$—	$—	$3
Gross unrealized losses (1)	(1)	—	—	—	(1)
Fair value	2	—	—	—	2

OTTI:
Related to credit losses	$—	$—	$—	$—	$—
Related to non-credit losses	—	—	—	—	—
Total OTTI losses	$—	$—	$—	$—	$—

Weighted average percentage of fair value to UPB	56%	—%	—%	—%	56%
Original weighted average credit support	100%	—%	—%	—%	100%
Current weighted average credit support	100%	—%	—%	—%	100%
Weighted average collateral delinquency (2)	27%	—%	—%	—%	27%

Manufactured housing loan investments:
AA-rated	$18	$—	$—	$—	$18
Total UPB	$18	$—	$—	$—	$18

Amortized cost	$18	$—	$—	$—	$18
Gross unrealized losses (1)	(2)	—	—	—	(2)
Fair value	16	—	—	—	16

OTTI:
Related to credit losses	$—	$—	$—	$—	$—
Related to non-credit losses	—	—	—	—	—
Total OTTI losses	$—	$—	$—	$—	$—

Weighted average percentage of fair value to UPB	87%	—%	—%	—%	87%
Original weighted average credit support	28%	—%	—%	—%	28%
Current weighted average credit support	29%	—%	—%	—%	29%
Weighted average collateral delinquency (2)	2%	—%	—%	—%	2%

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

The following table presents the UPB of our private-label MBS and ABS by collateral type ($ amounts in millions):

	June 30, 2011			December 31, 2010
	Fixed	Variable		Fixed	Variable
Collateral Type	Rate	Rate (1)(2)	Total	Rate	Rate (1)(2)	Total
RMBS:
Prime loans	$643	$776	$1,419	$985	$800	$1,785
Alt-A loans	93	—	93	118	—	118
Total RMBS	736	776	1,512	1,103	800	1,903
Home equity loans ABS:
Subprime loans	—	3	3	—	3	3
Total home equity loans ABS	—	3	3	—	3	3
Manufactured housing ABS:
Subprime Loans	18	—	18	19	—	19
Total manufactured housing ABS	18	—	18	19	—	19
Total private-label MBS and ABS, at UPB	$754	$779	$1,533	$1,122	$803	$1,925

(1)    Variable-rate private-label MBS and ABS include those with a contractual coupon rate that, prior to contractual maturity, is either scheduled to change or is subject to change.
(2)    All variable-rate RMBS prime loans are hybrid adjustable-rate mortgage securities.

The table below presents, by loan type, certain characteristics of private-label RMBS, manufactured housing loans and home equity loans in a gross unrealized loss position at June 30, 2011. The lowest ratings available for each security are reported as of August 8, 2011, based on the security's UPB at June 30, 2011 ($ amounts in millions):

						August 8, 2011 Ratings Based on
	June 30, 2011					June 30, 2011 UPB (3) (4)
			Gross	Collateral			Other	Below
		Amortized	Unrealized	Delinquency			Investment	Investment
By Loan Type (1)	UPB	Cost	Losses	Rate (2)	AAA (3)	AAA	Grade	Grade	Watchlist
Private-label RMBS backed by:
Prime - 1st lien	$1,230	$1,125	$(58)	16%	16%	13%	10%	77%	14%
Alt-A other - 1st lien	90	82	(9)	13%	15%	15%	30%	55%	—%
Total private-label RMBS	1,320	1,207	(67)	16%	16%	13%	11%	76%	13%
Subprime manufactured housing ABS loans backed by:
1st lien	18	18	(2)	2%	—%	—%	100%	—%	—%
Total subprime manufactured housing ABS loans	18	18	(2)	2%	—%	—%	100%	—%	—%
Subprime home equity ABS loans backed by: (5)
2nd lien	3	3	(1)	27%	—%	—%	—%	100%	—%
Total subprime home equity ABS loans	3	3	(1)	27%	—%	—%	—%	100%	—%
Total private-label MBS and ABS	$1,341	$1,228	$(70)	15%	16%	13%	12%	75%	13%

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
(3)    Represents the lowest ratings available for each security based on the lowest of Moody's, S&P or comparable Fitch ratings.
(4)    Excludes paydowns in full subsequent to June 30, 2011.
(5)    The credit support for the home equity loans is provided by MBIA Insurance Corporation. This insurance company had a credit rating of B as of August 8, 2011, based on the lower of Moody's and S&P ratings.

OTTI Evaluation Process. In addition to all previously OTTI securities, we evaluate our individual AFS and HTM securities that are in an unrealized loss position for OTTI on a quarterly basis as described in Note 7 - Other-Than-Temporary Impairment Analysis - Notes to Financial Statements contained in our 2010 Form 10-K.

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

The following table presents the significant modeling assumptions used to determine whether a security was OTTI during the second quarter of 2011, as well as the related current credit enhancement, for all private-label RMBS (i.e., excludes ABS) outstanding as of June 30, 2011. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label RMBS in each category shown. While there is no universally accepted definition of prime, Alt-A or subprime, the classification in the table below is based on the model used to estimate the cash flows for the security, which may not be the same as the classification at the time of origination.

	Significant Modeling Assumptions for all Private-label RMBS						Current Credit
	Prepayment Rates		Default Rates		Loss Severities		Enhancement
	Weighted		Weighted		Weighted		Weighted
	Average	Range	Average	Range	Average	Range	Average	Range
Year of Securitization	%	%	%	%	%	%	%	%
Prime:
2007	7.9	7.2 - 9.1	43.8	29.2 - 57.1	44.5	41.0 - 48.4	5.7	1.9 - 10.5
2006	8.5	3.1 - 10.5	20.4	12.9 - 23.4	42.7	37.2 - 58.7	4.4	2.4 - 6.5
2005	9.7	7.3 - 14.5	33.5	0.4 - 43.9	37.7	19.7 - 47.5	8.1	4.0 - 11.6
2004 and prior	20.7	1.9 - 45.8	7.4	0.0 - 21.2	26.3	0.0 - 57.3	10.2	2.5 - 60.8
Total Prime	11.7	1.9 - 45.8	28.5	0.0 - 57.1	37.2	0.0 - 58.7	7.6	1.9 - 60.8
Alt-A:
2006	12.3	12.3 - 12.3	27.2	27.2 - 27.2	45.3	45.3 - 45.3	4.2	4.2 - 4.2
2005	8.6	7.3 - 13.2	39.8	29.5 - 42.7	44.0	37.4 - 45.8	2.3	2.1 - 3.0
2004 and prior	15.0	11.9 - 17.9	6.4	0.5 - 9.2	25.6	19.3 - 37.7	9.5	4.4 - 15.7
Total Alt-A	11.8	7.3 - 17.9	24.5	0.5 - 42.7	37.2	19.3 - 45.8	5.5	2.1 - 15.7
Total private-label RMBS	11.7	1.9 - 45.8	28.2	0.0 - 57.1	37.2	0.0 - 58.7	7.4	1.9 - 60.8

The following table presents the significant modeling assumptions used to determine whether a security was OTTI during the second quarter of 2011 for all home equity loans. Disclosures on current credit enhancements are not considered meaningful for home equity loans as these investments are third-party insured. The calculated averages represent the dollar-weighted averages in each category shown. While there is no universally accepted definition of prime, Alt-A or subprime, the classification in the table below is based on the model used to estimate the cash flows for the security, which may not be the same as the classification at the time of origination.

	Significant Modeling Assumptions for all Home Equity Loans
	Prepayment Rates		Default Rates		Loss Severities
	Weighted		Weighted		Weighted
	Average	Range	Average	Range	Average	Range
Year of Securitization	%	%	%	%	%	%
Subprime 2004 and prior	15.4	14.0 - 16.1	27.0	24.6 - 31.5	47.5	28.1 - 58.1
Total home equity loans	15.4	14.0 - 16.1	27.0	24.6 - 31.5	47.5	28.1 - 58.1

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

MPP. We are exposed to credit risk on loans purchased from members through the MPP. Each loan we purchase must meet guidelines for our MPP or be specifically approved as an exception based on compensating factors. For example, the maximum loan-to-value for any conventional mortgage loan purchased is 95%, and the borrowers must meet certain minimum credit scores depending upon the type of property or loan.

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

Primary Mortgage Insurance. For a conventional loan, PMI, if applicable, covers losses or exposure down to approximately a loan-to-value ratio of between 65% and 80% based upon the original appraisal, original loan-to-value ratio, term, amount of PMI coverage, and characteristics of the loan. We are exposed to credit risk if a PMI provider fails to fulfill its claims payment obligations to us. As of June 30, 2011, we were the beneficiary of PMI coverage on $649.5 million or 13% of conventional mortgage loans. We have analyzed our potential loss exposure to all of the mortgage insurance companies and do not expect incremental losses due to the lower mortgage insurance company ratings. This expectation is based on the credit-enhancement features of our master commitments (exclusive of PMI), the underwriting characteristics of the loans that back our master commitments, the seasoning of the loans that back these master commitments, and the strong performance of the loans to date. We closely monitor the financial conditions of these mortgage insurance companies.

The following table presents the mortgage insurance companies and related PMI coverage amount on seriously delinquent loans held in our portfolio as of June 30, 2011, and the mortgage insurance company credit ratings as of August 8, 2011
($ amounts in millions):

			Seriously Delinquent Loans with Primary Mortgage Insurance (2)
		Credit
	Credit	Rating		PMI Coverage
Mortgage Insurance Company	Rating (1)	Outlook (1)	UPB	Outstanding
Mortgage Guaranty Insurance Corporation	B	Negative	$7	$2
Republic Mortgage Insurance Corporation (3)	B	Negative	5	1
Radian Guaranty, Inc.	B	Negative	5	1
Genworth Mortgage Insurance Corporation Corporation	BB	Negative	3	1
United Guaranty Residential Insurance Corporation	BBB	Stable	3	1
All Others	NR,BBB,CCC	N/A	2	1
Total			$25	$7

(1)    Represents the lowest credit rating and outlook of S&P, Moody's or Fitch stated in terms of the S&P equivalent as of August 8, 2011.
(2)    Seriously delinquent loans includes loans that are 90 days or more past due or in the process of foreclosure.
(3)     On August 3, 2011, we announced that we would no longer accept Republic Mortgage Insurance Corporation as a provider of PMI, effective with mandatory delivery contracts committed on or after August 1, 2011.

Lender Risk Account. We use either a "spread LRA" or a "fixed LRA" for credit enhancement. For each pool of conventional loans acquired prior to December 2010, we established a spread LRA in combination with SMI. The spread LRA is funded through a reduction to our net yield earned on the loans, and the corresponding purchase price paid to the PFI reflects the reduced net yield to us. The fixed LRA is funded through an adjustment to the corresponding price paid to the PFI. As these funds are collected, either from the remittances or a reduction in purchase price, they are held by us and used to reimburse losses incurred by us or the SMI provider, if applicable, within each pool. If any LRA funds are not used to cover losses, the remaining funds in the LRA are returned to the member in accordance with the Master Commitment Contracts. The LRA for each Master Commitment Contract is segregated. These funds are available to cover losses in excess of the borrower's equity and PMI, if any, on the conventional loans we have purchased.

The LRA is recorded in Other Liabilities in the Statement of Condition and totaled $19.0 million at June 30, 2011, and $21.1 million at December 31, 2010. See Note 8 - Allowance for Credit Losses - Notes to Financial Statements for more information.

Supplemental Mortgage Insurance. For pools of loans acquired prior to December 6, 2010, we have credit protection from loss on each loan, where eligible, through SMI, which provides sufficient insurance to cover credit losses to approximately 50% of the property's original value, subject, in certain cases, to an aggregate stop-loss provision in the SMI policy. Master Commitment Contracts that equal or exceed $35 million include an aggregate loss/benefit limit or "stop-loss" that is equal to the total initial principal balance of loans under the Master Commitment Contract multiplied by the stop-loss percentage, as is then in effect, and represents the maximum aggregate amount payable by the SMI provider under the SMI policy for that pool. We do not have SMI coverage on loans purchased on or after December 6, 2010.

Even with the stop-loss provision, the aggregate of the LRA and the amount payable by the SMI provider under an SMI stop-loss contract will be equal to or greater than the amount of credit enhancement required for the pool to have an implied credit rating of at least AA at the time of purchase.

Non-credit losses, such as uninsured property damage losses that are not covered by the SMI, can be recovered from the LRA to the extent that there are available funds prior to a disbursement to the PFI. We will absorb any non-credit losses greater than the available LRA.

Credit Risk Exposure to Supplemental Mortgage Insurance Providers. As of June 30, 2011, we were the beneficiary of SMI coverage on mortgage pools with a total UPB of $5.2 billion. Two mortgage insurance companies provide all of the SMI coverage. The following table presents the SMI exposure ($ amounts in millions):

Mortgage Insurance Company	June 30, 2011	December 31, 2010
Mortgage Guaranty Insurance Corporation	$29	$22
Genworth Mortgage Insurance Corporation	22	17
Total	$51	$39

Finance Agency credit-risk-sharing regulations require us to use SMI providers that are rated at least AA- at the time the loans are purchased. With the deterioration in the mortgage markets, we have been unable to meet the Finance Agency regulation's rating requirement because no mortgage insurers that underwrite SMI are currently rated in the second highest rating category or better by any NRSRO. In fact, none of the mortgage insurance companies providing SMI coverage to us at this time were rated higher than BB as of August 8, 2011. On November 29, 2010, we began offering MPP Advantage, which utilizes an enhanced fixed LRA account for additional credit enhancement for new MPP business consistent with Finance Agency regulations, instead of utilizing coverage from an SMI provider. Additional information is provided in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Recent Accounting and Regulatory Developments - Legislative and Regulatory Developments - Other Legislative and Regulatory Developments in our 2010 Form 10-K.

Loan Characteristics. The mortgage loans purchased through the MPP are currently dispersed across 50 states and the District of Columbia. No single zip code represented more than 1% of MPP loans outstanding at June 30, 2011, or December 31, 2010. It is likely that the concentration of MPP loans in our district states of Indiana and Michigan will increase in the future, due to the loss of the three largest sellers in 2006 - 2007 that were our primary sources of nationwide mortgages. The median outstanding balance of our MPP loans was approximately $133 thousand and $134 thousand at June 30, 2011, and December 31, 2010, respectively.

Credit Performance. The UPB of our conventional and FHA loans 90 days or more past due and accruing interest and the allowance for loan losses are presented in the table below ($ amounts in millions):

	June 30, 2011	December 31, 2010
Real estate mortgages past due 90 days or more and still accruing interest	$117	$127
Allowance for loan losses	2	1

The allowance for loan losses includes our best estimate of probable losses over the next 12 months that would not be recovered from the credit enhancements. This estimate incorporates potential claims by servicers for any losses on approximately $27.3 million of principal that has been paid in full by the servicers through June 30, 2011.

There were no troubled debt restructurings related to mortgage loans during the three or six months ended June 30, 2011, or 2010.

The serious delinquency rate for our FHA mortgages was 0.24% at June 30, 2011, compared to 0.09% at December 31, 2010. We rely on insurance provided by the FHA, which generally provides coverage for 100% of the principal balance of the underlying mortgage loan and defaulted interest at the debenture rate. However, we would receive defaulted interest at the contractual rate from the servicer.

The serious delinquency rate for conventional mortgages was 2.21% at June 30, 2011, compared to 2.24% at December 31, 2010. Both rates were below the national serious delinquency rate. See Note 8 - Allowance for Credit Losses - Notes to Financial Statements for more information.

Derivatives. A primary credit risk posed by derivative transactions is the risk that a counterparty will fail to meet its related contractual obligations, forcing us to replace the derivatives at market prices. The notional amount of interest-rate exchange agreements does not represent our true credit risk exposure. Rather, when the net fair value of our interest-rate exchange agreements with a counterparty is positive, this generally indicates that the counterparty owes us. When the net fair value of the interest-rate exchange agreements is negative, this generally indicates that we owe the counterparty. If a counterparty fails to perform, our credit risk is approximately equal to the aggregate fair value gain, if any, on the interest-rate exchange agreements.

The following table presents key information on derivative counterparties on a settlement date basis using credit ratings based on the lower of S&P or Moody's ($ amounts in millions):

		Credit Exposure	Other
	Total	Net of Cash	Collateral	Net Credit
June 30, 2011	Notional	Collateral	Held	Exposure
AA	$11,227	$—	$—	$—
A	17,403	—	—	—
Unrated	28	—	—	—
Subtotal	28,658	—	—	—
Member institutions (1)	29	—	—	—
Total	$28,687	$—	$—	$—

December 31, 2010
AA	$14,691	$6	$—	$6
A	18,549	—	—	—
Unrated	126	—	—	—
Subtotal	33,366	6	—	6
Member institutions (1)	57	—	—	—
Total	$33,423	$6	$—	$6

(1)    Includes mortgage delivery commitments.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk that the market value or estimated fair value of our overall portfolio of assets and liabilities, including derivatives, or our net earnings will decline as a result of changes in interest rates or financial market volatility. The goal of market risk management is to preserve our financial strength at all times, including during periods of significant market volatility and across a wide range of possible interest-rate changes. We regularly assess our exposure to changes in interest rates using a diverse set of analyses and measures. As appropriate, we may rebalance our portfolio to help attain risk management objectives.

Measuring Market Risks

We utilize multiple risk measurements, including duration of equity, duration gap, convexity, VaR, earnings at risk, and changes in market value of equity, to calculate market risk. Periodically, stress tests are conducted to measure and analyze the effects that extreme movements in the level of interest rates and the shape of the yield curve would have on our risk position. Detailed information about some of these market risk measurements is provided below.

Duration of Equity. Duration of equity is a measure of interest-rate risk and a primary metric used to manage our market risk exposure. It is an estimate of the percentage change (expressed in years) in our market value of equity that could be caused by a 100 basis point parallel upward or downward shift in the interest-rate curves. We value our portfolios using two main interest-rate curves, the LIBOR curve and the CO curve. The market value and interest-rate sensitivity of each asset, liability, and off balance sheet position is computed to determine our duration of equity. We calculate duration of equity using the interest-rate curves as of the date of calculation and for scenarios where interest-rate curves are 200 bps higher or lower than the initial level. Our board of directors determines acceptable ranges for duration of equity. A negative duration of equity suggests adverse exposure to falling rates and a favorable response to rising rates, while a positive duration suggests adverse exposure to rising rates and a favorable response to falling rates.

The following table presents the effective duration of equity levels for our total position which are subject to internal policy guidelines:

	-200 basis points*	0 basis points	+200 basis points
June 30, 2011	(0.5) years	0.1 years	2.0 years
December 31, 2010	(1.0) years	0.6 years	2.9 years

*    Our internal policy guidelines provide for the calculation of the duration of equity in a low-rate environment to be based on the Finance Agency Advisory Bulletin 03-09, as modified September 3, 2008. Under these guidelines, our duration of equity was 0.1 years at June 30, 2011, and 0.6 years at December 31, 2010.

We were in compliance with the duration of equity limits established at both dates.

Duration Gap. The duration gap is the difference between the effective duration of total assets and the effective duration of total liabilities, adjusted for the effect of derivatives. A positive duration gap signals an exposure to rising interest rates because it indicates that the duration of assets exceeds the duration of liabilities. A negative duration gap signals an exposure to declining interest rates because the duration of assets is less than the duration of liabilities. The duration gap was (1.1) months at June 30, 2011, compared to (0.6) months at December 31, 2010.

Convexity. Convexity measures how fast duration changes as a function of interest-rate changes. Measurement of convexity is important because of the optionality embedded in the mortgage and callable debt portfolios. The mortgage portfolios exhibit negative convexity due to the embedded prepayment options. Management routinely reviews convexity and considers it when developing funding and hedging strategies for the acquisition of mortgage-based assets. A primary strategy for managing convexity risk arising from our mortgage portfolio is the issuance of callable debt. At June 30, 2011, callable debt funding mortgage assets as a percentage of the net mortgage portfolio equaled 35%, compared to 34% at the end of 2010. The negative convexity of the mortgage assets is partially offset by the negative convexity of underlying callable debt.

Market Risk-Based Capital Requirement. We are subject to the Finance Agency's risk-based capital regulations. This regulatory framework requires the maintenance of sufficient permanent capital to meet the combined credit risk, market risk, and operations risk components. Our permanent capital is defined by the Finance Agency as Class B Stock (including MRCS) and Retained Earnings. The market risk-based capital component is the sum of two factors. The first factor is the market value of the portfolio at risk from movements in interest rates that could occur during times of market stress. This estimation is accomplished through an internal VaR-based modeling approach that was approved by the Federal Housing Finance Board (predecessor to the Finance Agency) before the implementation of our capital plan. The second factor is the amount, if any, by which the current market value of total regulatory capital is less than 85% of the book value of total regulatory capital.

The VaR approach used for calculating the first factor is primarily based upon historical simulation methodology. The estimation incorporates scenarios that reflect interest-rate shifts, interest-rate volatility, and changes in the shape of the yield curve. These observations are based on historical information from 1978 to the present. When calculating the risk-based capital requirement, the VaR comprising the first factor of the market risk component is defined as the potential dollar loss from adverse market movements, for a holding period of 120 business days, with a 99% confidence interval, based on these historical prices and market rates. Market risk-based capital estimates are presented below ($ amounts in millions):

VaR
June 30, 2011	$263
December 31, 2010	286

Changes in the Ratio of Market Value to Book Value of Equity between Base Rates and Shift Scenarios. We measure potential changes in the market value to book value of equity based on the current month-end level of rates versus the ratio of market value to book value of equity under large parallel rate shifts. This measurement provides information related to the sensitivity of our interest-rate position. The table below presents changes in the ratio of market value to book value of equity from the base rates:

	-200 bps	+200 bps
June 30, 2011	1.6%	(2.0)%
December 31, 2010	0.1%	(4.0)%

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports filed under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and (b) accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal accounting officer, to allow timely decisions regarding required disclosures. As of June 30, 2011, we conducted an evaluation, under the supervision, and with the participation, of our management, including our Chief Executive Officer (the principal executive officer), Chief Operating Officer-Chief Financial Officer (the principal financial officer) and Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer, Chief Operating Officer-Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

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

Limitations on the Effectiveness of Controls

We do not expect that our disclosure controls and procedures and other internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can only be reasonable assurance that any design will succeed in achieving its stated goals under all potential future conditions. Additionally, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

Part II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Except as described in the following paragraphs, we are unaware of any potential claims that could be material.

Lehman Brothers Bankruptcy

As previously disclosed in our Form 10-Q for the quarter ended September 30, 2008, Lehman Brothers Holding Company, the guarantor for one of our former derivatives counterparties, Lehman Brothers Special Financing (Lehman), declared bankruptcy on September 15, 2008. We provided notice of default based on the bankruptcy to Lehman Brothers Holding Company on September 22, 2008, and designated September 25, 2008, as the early termination date under the International Swaps and Derivatives Association Master Agreement. On the early termination date, we had $5.4 billion notional amount of derivatives transactions outstanding with Lehman and no collateral posted to Lehman. The close-out provisions of the International Swaps and Derivatives Master Agreement required us to pay Lehman a termination fee of approximately $95.6 million, which we remitted to Lehman on September 25, 2008. Lehman's bankruptcy remains pending in the United States Bankruptcy Court Southern District of New York as Chapter 11 Case No. 08-13555(JMP).

On May 9, 2011, we received a Derivatives Alternative Dispute Resolution notice from the Lehman bankruptcy estate with a settlement demand of $1.471 million, which is the difference between the termination fee we previously paid Lehman and the market value fee we received on the replacement swaps, plus interest accruing since the early termination date, at Lehman's cost of funds plus 1%. Lehman asserts such accrued interest, as of May 9, 2011, amounts to approximately $650 thousand. On June 8, 2011, we filed a response in which we rejected Lehman's settlement demand. On June 23, 2011, Lehman served a reply, effectively reiterating its demand. We expect this matter to be scheduled for mediation with a court-appointed mediator. While we believe that we fully satisfied our obligation to Lehman and intend to vigorously defend this matter, we are unable to predict the timing or ultimate outcome of this matter.

Private-Label MBS Litigation

On July 14, 2011, we filed an amended complaint in the Superior Court of Marion County, Indiana, relating to 30 private-label MBS we purchased in the aggregate original principal amount of approximately $2.7 billion. Our amended complaint, like our original complaint filed on October 15, 2010, is an action for rescission and damages and continues to assert claims for negligent misrepresentation and violations of state and federal securities law occurring in connection with the sale of these private-label MBS. Our amended complaint includes additional legal and factual allegations in support of our claims and makes other technical corrections.

The table below provides additional information concerning the private-label MBS at issue in our amended complaint, the original principal amount of each security, the defendants named in the amended complaint, and their alleged capacities with respect to each security.

Number	Original Face Amount	Defendants	Capacities
1	$70,000,000	Banc of America Mortgage Securities, Inc.	Depositor
		Bank of America Securities LLC	Underwriter / Seller
		Bank of America Corporation	Controlling Person
2	96,221,210	Banc of America Securities LLC	Seller
		Bank of America Corporation	Controlling Person
		Structured Asset Mortgage Investments II Inc.	Depositor
		The Bear Stearns Companies, Inc. n/k/a The Bear Stearns Companies, LLC	Controlling Person
		Bear, Stearns & Co. Inc.	Underwriter
3	100,306,000	Countrywide Financial Corporation	Controlling Person
		CWMBS, Inc.	Depositor
		Credit Suisse (USA), Inc.	Controlling Person
		Credit Suisse First Boston LLC	Underwriter / Seller
		Credit Suisse Holdings (USA), Inc.	Controlling Person
4	100,000,000	Countrywide Financial Corporation	Controlling Person
		CWMBS, Inc.	Depositor
		Goldman, Sachs & Co.	Underwriter / Seller
		The Goldman Sachs Group Inc.	Controlling Person

Number	Original Face Amount	Defendants	Capacities

5	42,330,700	Chase Mortgage Finance Corporation	Depositor
		J.P. Morgan Securities Inc.	Underwriter / Seller
		JPMorgan Chase & Co.	Controlling Person
		JPMorgan Securities Holdings LLC	Controlling Person
6	54,755,000	Bear, Stearns & Co. Inc.	Underwriter / Seller
		Countrywide Financial Corporation	Controlling Person
		CWMBS, Inc.	Depositor
		The Bear Stearns Companies, Inc. n/k/a The Bear Stearns Companies, LLC	Controlling Person
7	64,454,000	Credit Suisse (USA), Inc.	Controlling Person
		Credit Suisse First Boston LLC	Underwriter / Seller
		Credit Suisse First Boston Mortgage Securities Corp.	Depositor
		Credit Suisse Holdings (USA), Inc.	Controlling Person
9	86,000,000	The Goldman Sachs Group Inc.	Controlling Person
		GS Mortgage Securities Corp.	Depositor
		Goldman, Sachs & Co.	Underwriter / Seller
		Goldman Sachs Mortgage Company	Controlling Person
10	56,658,000	The Goldman Sachs Group Inc.	Controlling Person
		GS Mortgage Securities Corp.	Depositor
		Goldman, Sachs & Co.	Underwriter / Seller
		Goldman Sachs Mortgage Company	Controlling Person
11	100,000,000	The Goldman Sachs Group Inc.	Controlling Person
		GS Mortgage Securities Corp.	Depositor
		Goldman, Sachs & Co.	Underwriter / Seller
		Goldman Sachs Mortgage Company	Controlling Person
12	105,000,000	The Goldman Sachs Group Inc.	Controlling Person
		GS Mortgage Securities Corp.	Depositor
		Goldman, Sachs & Co.	Underwriter / Seller
		Goldman Sachs Mortgage Company	Controlling Person
13	53,899,000	The Goldman Sachs Group Inc.	Controlling Person
		GS Mortgage Securities Corp.	Depositor
		Goldman, Sachs & Co.	Underwriter / Seller
		Goldman Sachs Mortgage Company	Controlling Person
14	143,000,000	The Goldman Sachs Group Inc.	Controlling Person
		GS Mortgage Securities Corp.	Depositor
		Goldman, Sachs & Co.	Underwriter / Seller
		Goldman Sachs Mortgage Company	Controlling Person
15	105,000,000	The Goldman Sachs Group Inc.	Controlling Person
		GS Mortgage Securities Corp.	Depositor
		Goldman, Sachs & Co.	Underwriter / Seller
		Goldman Sachs Mortgage Company	Controlling Person
16	103,000,000	The Goldman Sachs Group Inc.	Controlling Person
		GS Mortgage Securities Corp.	Depositor
		Goldman, Sachs & Co.	Underwriter / Seller
		Goldman Sachs Mortgage Company	Controlling Person
17	82,019,000	IndyMac MBS, Inc.	Depositor
		UBS Securities LLC	Underwriter / Seller
18	54,125,700	J.P. Morgan Acceptance Corporation I	Depositor
		J.P. Morgan Securities Inc.	Underwriter / Seller
		JPMorgan Chase & Co.	Controlling Person
		JPMorgan Securities Holdings LLC	Controlling Person
19	90,360,000	GMAC, Inc. n/k/a Ally Financial, Inc.	Controlling Person
		GMAC Mortgage Group, Inc.	Controlling Person
		Greenwich Capital Markets, Inc.	Underwriter / Seller
		Residential Funding Mortgage Securities I, Inc.	Depositor

Number	Original Face Amount	Defendants	Capacities

20	99,160,206	Credit Suisse (USA), Inc.	Controlling Person
		Credit Suisse First Boston LLC	Seller
		Credit Suisse Holdings (USA), Inc.	Controlling Person
		GMAC, Inc. n/k/a Ally Financial, Inc.	Controlling Person
		GMAC Mortgage Group, Inc.	Controlling Person
		Residential Funding Mortgage Securities I, Inc.	Depositor
		Residential Funding Securities, LLC	Underwriter
21	94,464,000	GMAC, Inc. n/k/a Ally Financial, Inc.	Controlling Person
		GMAC Mortgage Group, Inc.	Controlling Person
		Greenwich Capital Markets, Inc.	Underwriter / Seller
		Residential Funding Mortgage Securities I, Inc.	Depositor
22	95,418,000	GS Mortgage Securities Corp.	Depositor
		Goldman, Sachs & Co.	Underwriter / Seller
		The Goldman Sachs Group Inc.	Controlling Person
23	143,860,000	WaMu Asset Acceptance Corp.	Depositor
		WaMu Capital Corp.	Underwritter
24	93,831,000	J.P. Morgan Securities Inc.	Underwriter / Seller
		JPMorgan Chase & Co.	Controlling Person
		JPMorgan Securities Holdings LLC	Controlling Person
		WaMu Asset Acceptance Corp.	Depositor
		WaMu Capital Corp.	Underwritter
25	106,000,000	Goldman, Sachs & Co.	Underwriter / Seller
		The Goldman Sachs Group Inc.	Controlling Person
		WaMu Asset Acceptance Corp.	Depositor
		WaMu Capital Corp.	Underwritter
26	59,874,246	Credit Suisse (USA), Inc.	Controlling Person
		Credit Suisse Holdings (USA), Inc.	Controlling Person
		Credit Suisse First Boston LLC	Seller
		WaMu Asset Acceptance Corp.	Depositor
		WaMu Capital Corp.	Underwritter
27	112,889,185	Banc of America Securities LLC	Seller
		Bank of America Corporation	Controlling Person
		WaMu Asset Acceptance Corp.	Depositor
		WaMu Capital Corp.	Underwritter
28	100,000,000	UBS Securities LLC	Underwriter / Seller
		Wells Fargo & Company	Controlling Person
		Wells Fargo Asset Securities Corporation	Depositor
		Wells Fargo Bank, National Association	Controlling Person
30	165,000,000	Wells Fargo & Company	Controlling Person
		Wells Fargo Asset Securities Corporation	Depositor
		Wells Fargo Bank, National Association	Controlling Person
		Credit Suisse First Boston LLC	Underwriter / Seller
		Credit Suisse (USA), Inc.	Controlling Person
		Credit Suisse Holdings (USA), Inc.	Controlling Person
31	59,618,990	Wells Fargo & Company	Controlling Person
		Wells Fargo Asset Securities Corporation	Depositor
		Wells Fargo Bank, National Association	Controlling Person
		Greenwich Capital Markets, Inc.	Underwriter / Seller
32	100,000,000	Wells Fargo & Company	Controlling Person
		Wells Fargo Asset Securities Corporation	Depositor
		Wells Fargo Bank, National Association	Controlling Person
		Goldman, Sachs & Co.	Underwriter / Seller
		The Goldman Sachs Group Inc.	Controlling Person
Total	$2,737,244,237

Item 1A.  RISK FACTORS

Except for an update to the following risk factor, there have been no material changes in the risk factors described in Item 1A of our 2010 Form 10-K.

Our Credit Rating, the Credit Rating of One or More of the Other FHLBanks, or the Credit Rating of the Consolidated Obligations Could be Lowered, Which Could Adversely Impact Our Cost of Funds, Our Ability to Access the Capital Markets, and/or Our Ability to Enter Into Derivative Instrument Transactions on Acceptable Terms

S&P and Moody's have each taken various actions regarding credit ratings on the FHLBanks and the FHLBank System's Consolidated Obligations, based on the implied linkage between the FHLBanks, and the FHLBank System's Consolidated Obligations, to the United States government. On August 2, 2011, Moody's confirmed the Aaa rating on the FHLBank System's Consolidated Obligations and changed the rating outlook to negative at the same time that Moody's confirmed the Aaa bond rating of the United States government and changed the rating outlook to negative.

On August 5, 2011, S&P lowered its long-term sovereign rating on the United States government from AAA to AA+ and affirmed its A-1+ short-term credit rating on the United States government. S&P removed both ratings from CreditWatch, where they had been placed on July 15, 2011, with negative implications. On August 8, 2011, S&P lowered the issuer credit ratings of 10 of 12 FHLBanks (including us) and the rating on the FHLBank System's Consolidated Obligations from AAA to AA+. All 12 of the FHLBanks are currently rated AA+ with negative outlook. S&P affirmed the short-term issuer ratings of the FHLBanks and the short-term rating of the FHLBank System's debt at A-1+ and removed all of the ratings from CreditWatch. As a result of S&P lowering our credit rating, we could be required to deliver additional collateral (at fair value) to certain of our derivative counterparties. Such amount was approximately $650 million as of July 31, 2011.

While at this time the recent rating actions have not had a material impact on our funding costs, we cannot predict what the longer-term impacts will be.

However, if our credit rating, the credit ratings of one or more of the other FHLBanks or the credit rating of the Consolidated Obligations are lowered again, our cost of issuing debt, our ability to access the capital markets, and/or our ability to enter into derivative instrument transactions on acceptable terms could be adversely affected.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Organization Certificate of the Federal Home Loan Bank of Indianapolis, incorporated by reference to our Registration Statement on Form 10 filed on February 14, 2006

3.2*	Bylaws of the Federal Home Loan Bank of Indianapolis, incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on May 21, 2010

4*	Capital Plan of the Federal Home Loan Bank of Indianapolis, effective September 5, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on August 5, 2011

10.1*+	Federal Home Loan Bank of Indianapolis 2009 Executive Incentive Compensation Plan, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on August 13, 2009

10.2*+	Form of Key Employee Severance Agreement for Executive Officers, incorporated by reference to our Current Report on Form 8-K, filed on November 20, 2007

10.3*+	Directors' Compensation and Travel Expense Reimbursement Policy effective January 1, 2011, incorporated by reference to Exhibit 99.3 of our Current Report on Form 8-K filed on December 17, 2010

10.4*+	Federal Home Loan Bank of Indianapolis 2011 Long Term Incentive Plan, effective January 1, 2011, incorporated by reference to Exhibit 10.12 of our Annual Report on Form 10-K filed on March 18, 2011

10.5*+	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 27, 2006

10.6*+	Federal Home Loan Bank 2009 Long Term Incentive Plan, incorporated by reference to our Annual Report on Form 10-K filed on March 16, 2009

10.7*+
Federal Home Loan Bank of Indianapolis 2011 Executive Incentive Compensation Plan (STI), effective January 1, 2011, incorporated by reference to Exhibit 10.15 of our Annual Report on Form 10-K filed on March 18, 2011

10.8*+	Form of Key Employee Severance Agreement for Principal Executive Officer, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on May 24, 2010

10.9*+	Form of Key Employee Severance Agreement for Executive Officers, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on February 4, 2011

10.10*	Joint Capital Enhancement Agreement dated August 5, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on August 5, 2011

31.1	Certification of the President - Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

31.2	Certification of the Executive Vice President - Chief Operating Officer - Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Senior Vice President - Chief Accounting Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

32
Certification of the President - Chief Executive Officer, Executive Vice President - Chief Operating Officer - Chief Financial Officer, and Senior Vice President - Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* These documents are incorporated by reference.

+ Management contract or compensatory plan or arrangement.

GLOSSARY OF TERMS

ABS: Asset-backed securities
Advances: Secured loans to members
AFS: Available-for-sale
AHP: Affordable Housing Program
AMA: Acquired Member Assets
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
Fitch: Fitch Ratings, Inc.
Form 8-K: Current Report on Form 8-K as filed with the SEC under the Securities Exchange Act of 1934
Form 10-K: Annual Report on Form 10-K as filed with the SEC under the Securities Exchange Act of 1934
Form 10-Q: Quarterly Report on Form 10-Q as filed with the SEC under the Securities Exchange Act of 1934
Freddie Mac: Federal Home Loan Mortgage Corporation
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
Moody's: Moody's Investor Service
MPP: Mortgage Purchase Program
MRCS: Mandatorily Redeemable Capital Stock
NRSRO: Nationally Recognized Statistical Rating Organization
NM: The ratio or percentage is not meaningful
OCI: Other Comprehensive Income
OTTI: Other-Than-Temporary-Impairment (or other-than-temporarily impaired as the context indicates)
PFI: Participating Financial Institution
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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

August 10, 2011	By:	/s/ MILTON J. MILLER II
	Name:	Milton J. Miller II
	Title:	President - Chief Executive Officer

August 10, 2011	By:	/s/ CINDY L. KONICH
	Name:	Cindy L. Konich
	Title:	Executive Vice President - Chief Operating Officer - Chief Financial Officer

August 10, 2011	By:	/s/ K. LOWELL SHORT, JR.
	Name:	K. Lowell Short, Jr.
	Title:	Senior Vice President - Chief Accounting Officer