Form 10-Q
period 2011-09-30
Federal Home Loan Bank of Indianapolis
filed 2011-11-10
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
☐  Yes            ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of October 31, 2011
Class B Stock, par value $100	20,047,071

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Federal Home Loan Bank of Indianapolis
Statements of Condition
(Unaudited, $ amounts and shares in thousands, except par value)

	September 30, 2011	December 31, 2010
Assets:
Cash and Due from Banks	$316,241	$11,676
Interest-Bearing Deposits	82	3
Securities Purchased Under Agreements to Resell	500,000	750,000
Federal Funds Sold	3,470,000	7,325,000
Available-for-Sale Securities (Note 3)	3,013,080	3,237,916
Held-to-Maturity Securities (Estimated Fair Values of $8,984,045 and $8,513,391, respectively) (Note 4)	8,845,089	8,471,827
Advances (Note 6)	18,564,064	18,275,364
Mortgage Loans Held for Portfolio, net (Notes 7 and 8)	6,106,846	6,702,576
Accrued Interest Receivable	89,847	98,924
Premises, Software, and Equipment, net	11,712	10,830
Derivative Assets, net (Note 9)	1,474	6,173
Other Assets	31,438	39,584
Total Assets	$40,949,873	$44,929,873
Liabilities:
Deposits (Note 10):
Interest-Bearing	$1,231,679	$574,894
Non-Interest-Bearing	13,887	10,034
Total Deposits	1,245,566	584,928
Consolidated Obligations (Note 11):
Discount Notes	6,980,697	8,924,687
Bonds	29,854,611	31,875,237
Total Consolidated Obligations, net	36,835,308	40,799,924
Accrued Interest Payable	111,636	133,862
Affordable Housing Program Payable	31,857	35,648
Payable to Resolution Funding Corporation	—	10,325
Derivative Liabilities, net (Note 9)	140,325	657,030
Mandatorily Redeemable Capital Stock (Note 13)	483,407	658,363
Other Liabilities	162,272	102,422
Total Liabilities	39,010,371	42,982,502
Commitments and Contingencies (Note 17)
Capital (Notes 13 and 14):
Capital Stock Putable (at par value of $100 per share):
Class B-1 issued and outstanding shares: 15,483 and 16,072, respectively	1,548,329	1,607,116
Class B-2 issued and outstanding shares: 43 and 29, respectively	4,289	2,944
Total Capital Stock Putable	1,552,618	1,610,060
Retained Earnings:
Unrestricted	465,526	427,557
Restricted	6,013	—
Total Retained Earnings	471,539	427,557
Accumulated Other Comprehensive Income (Loss) (Note 14):
Net Unrealized Gains (Losses) on Available-for-Sale Securities (Note 3)	3,101	(4,615)
Net Non-Credit Portion of Other-Than-Temporary Impairment Losses:
Available-for-Sale Securities (Note 3)	(80,459)	(68,806)
Held-to-Maturity Securities (Note 4)	—	(7,056)
Pension and Postretirement Benefits	(7,297)	(9,769)
Total Accumulated Other Comprehensive Income (Loss)	(84,655)	(90,246)
Total Capital	1,939,502	1,947,371
Total Liabilities and Capital	$40,949,873	$44,929,873

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
(Unaudited, $ amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest Income:
Advances	$38,835	$52,146	$119,448	$152,106
Prepayment Fees on Advances, net	4,307	12,120	5,721	15,658
Interest-Bearing Deposits	110	99	128	194
Securities Purchased Under Agreements to Resell	185	1,807	868	2,738
Federal Funds Sold	772	2,874	5,686	9,897
Available-for-Sale Securities	11,056	2,653	39,046	6,136
Held-to-Maturity Securities	43,883	63,048	134,854	189,599
Mortgage Loans Held for Portfolio, net	72,402	90,487	229,063	264,538
Other, net	(1,193)	722	(601)	557
Total Interest Income	170,357	225,956	534,213	641,423
Interest Expense:
Consolidated Obligation Discount Notes	1,944	3,541	7,225	10,742
Consolidated Obligation Bonds	109,351	138,085	343,001	421,285
Deposits	32	72	165	233
Mandatorily Redeemable Capital Stock	3,067	2,075	11,629	9,266
Total Interest Expense	114,394	143,773	362,020	441,526
Net Interest Income	55,963	82,183	172,193	199,897
Provision for Credit Losses	1,550	—	3,709	—
Net Interest Income After Provision for Credit Losses	54,413	82,183	168,484	199,897
Other Income (Loss):
Total Other-Than-Temporary Impairment Losses	(1,586)	—	(4,558)	(22,279)
Portion of Impairment Losses Reclassified to (from) Other Comprehensive Income (Loss), net	(3,081)	(618)	(21,826)	(46,099)
Net Other-Than-Temporary Impairment Losses, credit portion	(4,667)	(618)	(26,384)	(68,378)
Net Realized Gains from Sale of Available-for-Sale Securities	6,187	—	4,244	—
Net Gains (Losses) on Derivatives and Hedging Activities	(7,315)	2,547	(10,848)	479
Service Fees	265	205	793	820
Standby Letters of Credit Fees	456	358	1,256	1,117
Loss on Extinguishment of Debt	—	(1,318)	(397)	(1,318)
Other, net	264	184	685	566
Total Other Income (Loss)	(4,810)	1,358	(30,651)	(66,714)
Other Expenses:
Compensation and Benefits	9,672	9,904	26,735	23,429
Other Operating Expenses	4,310	2,979	10,826	9,359
Federal Housing Finance Agency	917	535	2,693	1,667
Office of Finance	714	446	2,058	1,356
Other	245	245	759	807
Total Other Expenses	15,858	14,109	43,071	36,618
Income Before Assessments	33,745	69,432	94,762	96,565
Assessments:
Affordable Housing Program	3,681	5,879	9,536	8,828
Resolution Funding Corporation	—	12,711	10,907	17,548
Total Assessments	3,681	18,590	20,443	26,376
Net Income	$30,064	$50,842	$74,319	$70,189

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
(Unaudited, $ amounts and shares in thousands)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2009	17,260	$1,726,000	$349,013	$—	$349,013	$(328,602)	$1,746,411

Proceeds from Sale of Capital Stock	371	37,165					37,165
Net Shares Reclassified to Mandatorily Redeemable Capital Stock	(297)	(29,724)					(29,724)

Comprehensive Income:
Net Income			70,189	—	70,189		70,189
Other Comprehensive Income (Note 14)						73,763	73,763
Total Comprehensive Income			70,189	—	70,189	73,763	143,952

Distributions on Mandatorily Redeemable Capital Stock			(43)	—	(43)		(43)
Cash Dividends on Capital Stock (1.83% annualized)			(23,650)	—	(23,650)		(23,650)

Balance, September 30, 2010	17,334	$1,733,441	$395,509	$—	$395,509	$(254,839)	$1,874,111

Balance, December 31, 2010	16,101	$1,610,060	$427,557	$—	$427,557	$(90,246)	$1,947,371

Proceeds from Sale of Capital Stock	1,063	106,424					106,424
Repurchase/Redemption of Capital Stock	(1,497)	(149,744)					(149,744)
Net Shares Reclassified to Mandatorily Redeemable Capital Stock	(141)	(14,122)					(14,122)

Comprehensive Income:
Net Income			68,306	6,013	74,319		74,319
Other Comprehensive Income (Note 14)						5,591	5,591
Total Comprehensive Income			68,306	6,013	74,319	5,591	79,910

Distributions on Mandatorily Redeemable Capital Stock			(12)	—	(12)		(12)
Cash Dividends on Capital Stock (2.50% annualized)			(30,325)	—	(30,325)		(30,325)

Balance, September 30, 2011	15,526	$1,552,618	$465,526	$6,013	$471,539	$(84,655)	$1,939,502

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
(Unaudited, $ amounts in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Operating Activities:
Net Income	$74,319	$70,189
Adjustments to reconcile Net Income to Net Cash provided by (used in) Operating Activities:
Depreciation and Amortization	(24,411)	(27,776)
Net Other-Than-Temporary Impairment Losses, credit portion	26,384	68,378
Loss on Extinguishment of Debt	397	1,318
Provision for Credit Losses	3,709	—
Net Gain on Sale of Available-for-Sale Securities	(4,244)	—
(Gain) Loss on Derivative and Hedging Activities	5,258	(4,836)
Net Change in:
Accrued Interest Receivable	31,359	(11,604)
Net Accrued Interest on Derivatives	75,237	129,723
Other Assets	5,446	3,303
Accrued Interest Payable	(22,227)	(49,577)
Other Liabilities	(16,626)	5,581
Total Adjustments, net	80,282	114,510
Net Cash provided by (used in) Operating Activities	154,601	184,699
Investing Activities:
Net Change in:
Interest-Bearing Deposits	(773,196)	(149,747)
Securities Purchased Under Agreements to Resell	250,000	(1,250,000)
Federal Funds Sold	3,855,000	(1,145,000)
Premises, Software, and Equipment	(2,093)	(548)
Available-for-Sale Securities:
Proceeds from Maturities of Long-Term	149,045	—
Proceeds from Sales of Long-Term	154,675	—
Purchases of Long-Term	—	(318,000)
Held-to-Maturity Securities:
Proceeds from Maturities of Long-Term	1,020,731	1,368,771
Purchases of Long-Term	(1,369,604)	(2,642,430)
Advances:
Principal Collected	14,743,468	16,226,757
Made to Members	(14,818,058)	(12,531,738)
Mortgage Loans Held for Portfolio:
Principal Collected	943,592	1,113,062
Purchases	(357,203)	(329,909)
Proceeds from Sales of Foreclosed Properties	—	(271)
Other Federal Home Loan Banks:
Principal Collected on Loans	50,000	236,735
Loans Made	(50,000)	(236,735)
Net Cash provided by (used in) Investing Activities	3,796,357	340,947

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
(Unaudited, $ amounts in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Financing Activities:
Net Change in Deposits	654,809	(228,972)
Net Payments on Derivative Contracts with Financing Elements	(76,993)	(110,959)
Net Proceeds from Issuance of Consolidated Obligations:
Discount Notes	278,663,234	520,523,671
Bonds	21,168,157	25,459,202
Payments for Matured and Retired Consolidated Obligations:
Discount Notes	(280,606,169)	(517,045,610)
Bonds	(23,186,697)	(30,843,348)
Proceeds from Sale of Capital Stock	106,424	37,166
Payments for Redemption of Mandatorily Redeemable Capital Stock	(189,089)	(3,375)
Payments for Repurchase/Redemption of Capital Stock	(149,744)	—
Cash Dividends Paid	(30,325)	(23,650)
Net Cash provided by (used in) Financing Activities	(3,646,393)	(2,235,875)

Net Increase (Decrease) in Cash and Cash Equivalents	304,565	(1,710,229)
Cash and Cash Equivalents at Beginning of the Period	11,676	1,722,077
Cash and Cash Equivalents at End of the Period	$316,241	$11,848
Supplemental Disclosures:
Interest Paid	$380,332	$484,992
Affordable Housing Program Payments	13,327	10,963
Resolution Funding Corporation Assessments Paid	21,232	13,529
Non-cash transfer of Held-to-Maturity Securities to Available-for-Sale Securities	13,822	—

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

Our significant accounting policies and certain other disclosures are set forth in the notes to the audited financial statements in Note 1 - Summary of Significant Accounting Policies in our 2010 Form 10-K. There have been no significant changes to these policies as of September 30, 2011.

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

Correction of an Error. During the preparation of the third quarter 2011 Form 10-Q, we determined that in periods prior to September 30, 2011, we incorrectly included the effects of certain non-cash transactions related to capitalized interest on Other U.S. obligations - guaranteed RMBS in the Net Cash provided by (used in) Operating Activities and Net Cash provided by (used in) Investing Activities sections of the Statements of Cash Flows. Such non-cash transactions should have had no impact on those sections. We have evaluated the effects of these errors and concluded that none of them are material to any of the Bank's previously issued quarterly or annual Financial Statements. Nevertheless, we have elected to revise in this report and future filings our Statements of Cash Flows to correct for the effect of these errors. The revision does not affect the net change in cash and cash equivalents for any of the periods, and has no effect on our Statements of Condition, Income or Capital.

The amounts on prior period Statements of Cash Flows that have been revised are summarized below:

	Year Ended		Year Ended
	December 31, 2010		December 31, 2009
	As Previously Reported	As Revised	As Previously Reported	As Revised
Operating Activities:
Net Change in: Accrued Interest Receivable	$15,326	$(6,932)	$38,281	$38,052
Total adjustments, net	1,651	(20,607)	105,254	105,025
Net Cash provided by (used in) Operating Activities	112,613	90,355	225,732	225,503

Investing Activities:
Held-to-maturity securities: Proceeds from Maturities of Long-Term	1,770,626	1,792,884	2,280,188	2,280,417
Net Cash provided by (used in) Investing Activities	127,597	149,855	10,418,613	10,418,842

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
	As Previously Reported	As Revised	As Previously Reported	As Revised
Operating Activities:
Net Change in: Accrued Interest Receivable	$1,040	$6,484	$4,025	$(4,887)
Total adjustments, net	42,678	48,122	23,140	14,228
Net Cash provided by (used in) Operating Activities	62,548	67,992	55,429	46,517

Investing Activities:
Held-to-maturity securities: Proceeds from Maturities of Long-Term	515,645	510,201	491,928	500,840
Net Cash provided by (used in) Investing Activities	1,227,092	1,221,648	(690,125)	(681,213)

	Six Months Ended		Six Months Ended
	June 30, 2011		June 30, 2010
	As Previously Reported	As Revised	As Previously Reported	As Revised
Operating Activities:
Net Change in: Accrued Interest Receivable	$9,051	$19,925	$9,139	$(6,305)
Total adjustments, net	80,569	91,443	104,420	88,976
Net Cash provided by (used in) Operating Activities	124,824	135,698	123,767	108,323

Investing Activities:
Held-to-maturity securities: Proceeds from Maturities of Long-Term	764,381	753,507	958,802	974,246
Net Cash provided by (used in) Investing Activities	6,350,052	6,339,178	(463,479)	(448,035)

	Nine Months Ended
	September 30, 2010
	As Previously Reported	As Revised
Operating Activities:
Net Change in: Accrued Interest Receivable	$10,470	$(11,604)
Total adjustments, net	136,584	114,510
Net Cash provided by (used in) Operating Activities	206,773	184,699

Investing Activities:
Held-to-maturity securities: Proceeds from Maturities of Long-Term	1,346,697	1,368,771
Net Cash provided by (used in) Investing Activities	318,873	340,947

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

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

If we were to determine that we are the primary beneficiary of a VIE, we would be required to consolidate that VIE. On a quarterly basis we perform an evaluation to determine whether we are the primary beneficiary in any VIE. To perform this evaluation, we consider whether we possess both of the following characteristics:

•	the power to direct the VIE's activities that most significantly affect the VIE's economic performance; and

•	the obligation to absorb the VIE's losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Based on an evaluation of the above characteristics, we have determined that consolidation is not required for our VIEs as of September 30, 2011. In addition, we have not provided financial or other support (explicitly or implicitly) to any VIE during the three or nine months ended September 30, 2011. Furthermore, we were not previously contractually required to provide, nor do we intend to provide, such support to any VIE in the future.

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

Subsequent Events. In preparing this Form 10-Q, we have evaluated events and considered transactions through the time of filing our third quarter 2011 Form 10-Q with the SEC.

Note 2 - Recently Adopted and Issued Accounting Guidance

Fair Value Measurements and Disclosures. On January 21, 2010, the FASB issued amended guidance for fair value measurements and disclosures. We adopted this amended guidance as of January 1, 2010, except for required disclosures about purchases, sales, issuances, and settlements in the rollforward of activity for Level 3 fair value measurements, which we adopted as of January 1, 2011. The adoption of this amended guidance resulted in increased interim and annual financial statement disclosures, but did not have a material effect on our financial condition, results of operations or cash flows. See Note 16 - Estimated Fair Values for additional disclosures required under this amended guidance.

On May 12, 2011, the FASB and the International Accounting Standards Board issued substantially converged guidance on fair value measurement and disclosure requirements. This guidance clarifies how fair value accounting should be applied where its use is already required or permitted by other standards within GAAP or International Financial Reporting Standards; this guidance does not require additional fair value measurements. This guidance generally represents clarifications to the application of existing fair value measurement and disclosure requirements, as well as some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This guidance is effective for interim and annual periods beginning after December 31, 2011, and should be applied prospectively. Early application by public entities is not permitted. The adoption of this guidance may result in increased interim and annual financial statement disclosures, but is not expected to have a material effect on our financial condition, results of operations or cash flows.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. On July 21, 2010, the FASB issued amended guidance to enhance disclosures about the credit quality of an entity's financing receivables and the allowance for credit losses. The required disclosures as of the end of a reporting period became effective for interim and annual reporting periods ending on or after December 15, 2010. The required disclosures about activity that occurs during a reporting period became effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this amended guidance resulted in increased interim and annual financial statement disclosures, but did not have a material effect on our financial condition, results of operations or cash flows. See Note 8 - Allowance for Credit Losses for additional disclosures required under this amended guidance.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring. On January 19, 2011, the FASB issued guidance to defer temporarily the effective date of disclosures about troubled debt restructurings required by the amended guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses. The effective date for these new disclosures was deferred pending further guidance for determining what constitutes a troubled debt restructuring.

On April 5, 2011, the FASB issued guidance to clarify which debt modifications constitute troubled debt restructurings. This guidance is intended to help creditors determine whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for presenting previously deferred disclosures related to troubled debt restructurings. This guidance became effective for interim and annual periods beginning on or after June 15, 2011. As required, we applied the new guidance to troubled debt restructurings occurring on or after January 1, 2011. The adoption of this amended guidance resulted in increased interim and annual financial statement disclosures but did not have a material effect on our financial condition, results of operations or cash flows. See Note 8 - Allowance for Credit Losses for the additional disclosures.

Reconsideration of Effective Control for Repurchase Agreements. On April 29, 2011, the FASB issued guidance to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This guidance amends the existing criteria for determining whether or not a transferor has retained effective control over financial assets transferred under a repurchase agreement. A secured borrowing is recorded when effective control over the transferred financial assets is maintained, while a sale is recorded when effective control over the transferred financial assets has not been maintained. The new guidance removes from the assessment of effective control: (i) the criterion requiring the transferor to have the ability to repurchase or redeem financial assets before their maturity on substantially the agreed terms, even in the event of the transferee's default, and (ii) the collateral maintenance implementation guidance related to that criterion. This guidance is effective for interim and annual periods beginning on or after December 15, 2011. This guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. We are currently evaluating the effect of the adoption of this amended guidance on our financial condition, results of operations and cash flows.

Presentation of Comprehensive Income. On June 16, 2011, the FASB issued guidance to increase the prominence of other comprehensive income in financial statements. This guidance requires an entity that reports items of other comprehensive income to present comprehensive income in either a single financial statement or in two consecutive financial statements. In a single continuous statement, an entity is required to present the components and amount of net income, the components of other comprehensive income and a total for other comprehensive income, as well as a total for comprehensive income. In a two-statement approach, an entity is required to present the components and amount of net income in its statement of net income. The statement of other comprehensive income should follow immediately and include the components of other comprehensive income as well as totals for both other comprehensive income and comprehensive income. This guidance eliminates the option to present other comprehensive income in the statement of changes in stockholders' equity. This guidance is effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begin after December 15, 2011. Early adoption is permitted. We plan to elect the two-statement approach noted above for interim and annual periods beginning on January 1, 2012, and will apply this guidance retrospectively for all periods presented in accordance with the guidance. The adoption of this guidance will be limited to increased interim and annual financial statement disclosures and will not affect our financial condition, results of operations or cash flows.

Disclosures about an Employer's Participation in a Multiemployer Plan. On September 21, 2011, the FASB issued guidance to enhance disclosures about an employer's participation in a multiemployer pension plan. These disclosures will provide users with the following: (i) additional administrative information about an employer's participation in significant multiemployer plans; (ii) an employer's participation level in these plans, including contributions made and whether contributions exceed 5% of total contributions made to a plan; (iii) the financial health of these plans, including information about funded status and funding improvement plans, as applicable; and (iv) the nature of employer commitments to the plan, including expiration dates of collective bargaining agreements and whether such agreements require minimum plan contributions. Previously, disclosures were limited primarily to the historical contributions made to all multiemployer pension plans. This guidance is effective for annual periods ending after December 15, 2011, and will be applied retrospectively for all prior periods presented. We participate in a multiple employer pension plan, but follow disclosure requirements for multiemployer pension plans. The adoption of this guidance will result in increased annual financial statement disclosures, but will not affect our financial condition, results of operations or cash flows.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 3 - Available-for-Sale Securities

Major Security Types. Our AFS securities were as follows:

		OTTI	Gross	Gross
	Amortized	Recognized	Unrealized	Unrealized	Estimated
September 30, 2011	Cost (1)	in AOCI	Gains	Losses	Fair Value
GSE debentures	$1,763,742	$—	$260,226	$—	$2,023,968
TLGP debentures	321,683	—	1,123	—	322,806
Private-label RMBS	746,765	(80,606)	147	—	666,306
Total AFS securities	$2,832,190	$(80,606)	$261,496	$—	$3,013,080

December 31, 2010
GSE debentures	$1,771,077	$—	$163,110	$(3,929)	$1,930,258
TLGP debentures	324,193	—	924	—	325,117
Private-label RMBS	1,051,347	(75,825)	7,019	—	982,541
Total AFS securities	$3,146,617	$(75,825)	$171,053	$(3,929)	$3,237,916

(1)
Amortized cost of AFS securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and, if applicable, OTTI recognized in earnings (credit losses).

At September 30, 2011, and December 31, 2010, 95% and 85%, respectively, of amortized cost of our fixed-rate AFS securities were swapped to a variable rate, and none of our variable-rate AFS securities were swapped.

Premiums and Discounts. At September 30, 2011, and December 31, 2010, the amortized cost of our MBS classified as AFS securities included OTTI credit losses, OTTI-related accretion adjustments, and net purchase discounts on OTTI securities totaling $116,650 and $122,173, respectively.

Reconciliations of Amounts in AOCI. Subsequent unrealized gains and losses in the fair value of previously OTTI AFS securities are netted against the non-credit component of OTTI in AOCI in the Statement of Condition. The following tables reconcile the amounts in the AFS major security types table above to the Statement of Condition and AOCI rollforward presentation:

Net Unrealized Gains (Losses) on AFS Securities	September 30, 2011	December 31, 2010
Net unrealized gains included in Estimated Fair Value	$261,496	$167,124
Less:
Subsequent net unrealized gains on previously OTTI securities	147	7,019
Unrealized gains on hedged items recognized in Other Income (Loss)	258,248	164,720
Net unrealized gains (losses) on AFS securities recognized in AOCI	$3,101	$(4,615)

Net Non-Credit Portion of OTTI Losses on AFS Securities	September 30, 2011	December 31, 2010
OTTI Recognized in AOCI	$(80,606)	$(75,825)
Subsequent net unrealized gains on previously OTTI securities	147	7,019
Net non-credit portion of OTTI losses on AFS securities	$(80,459)	$(68,806)

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Unrealized Loss Positions. The following table presents impaired AFS securities (i.e., in an unrealized loss position), which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2011	Value	Losses	Value	Losses	Value	Losses
Non-MBS:
GSE debentures	$—	$—	$—	$—	$—	$—
TLGP debentures	—	—	—	—	—	—
Total Non-MBS	—	—	—	—	—	—
Private-label RMBS	98,475	(6,575)	544,621	(74,031)	643,096	(80,606)
Total impaired AFS securities	$98,475	$(6,575)	$544,621	$(74,031)	$643,096	$(80,606)

December 31, 2010
Non-MBS:
GSE debentures	$103,652	$(3,929)	$—	$—	$103,652	$(3,929)
TLGP debentures	—	—	—	—	—	—
Total Non-MBS	103,652	(3,929)	—	—	103,652	(3,929)
Private-label RMBS	—	—	777,955	(75,825)	777,955	(75,825)
Total impaired AFS securities	$103,652	$(3,929)	$777,955	$(75,825)	$881,607	$(79,754)

Redemption Terms. The amortized cost and estimated fair value of non-MBS AFS securities by contractual maturity are presented below. MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities as borrowers may have the right to prepay obligations with or without prepayment fees.

	September 30, 2011		December 31, 2010
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	952,843	1,036,920	324,193	325,117
Due after five years through ten years	1,132,582	1,309,854	1,771,077	1,930,258
Due after ten years	—	—	—	—
Total Non-MBS	2,085,425	2,346,774	2,095,270	2,255,375
Total MBS	746,765	666,306	1,051,347	982,541
Total AFS securities	$2,832,190	$3,013,080	$3,146,617	$3,237,916

Securities Transferred. In the three months ended September 30, 2011, we transferred one private-label RMBS from HTM to AFS due to management's change in intent to no longer necessarily hold this security to maturity resulting from a significant deterioration in the creditworthiness of the issuer and other factors. Such deterioration was evidenced by an OTTI credit loss for this security in the three months ended September 30, 2011. At the time of transfer, this security had an unpaid principal balance of $19,382 and a net carrying value (i.e., amortized cost net of non-credit losses) of $13,822. As a result of the transfer, we recorded an unrealized gain of $3,421.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Realized Gains and Losses. The following table presents the proceeds, gross gains and losses, and previously recognized OTTI credit losses including accretion related to the sale of four AFS securities in the three months ended September 30, 2011, and six securities in the nine months ended September 30, 2011. We compute gains and losses on sales of investment securities using the specific identification method.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Sales of AFS Securities	2011	2010	2011	2010
Proceeds from sale	$88,155	$—	$154,675	$—

Previously recognized OTTI credit losses including accretion	$13,259	$—	$29,844	$—

Gross gains	$6,187	$—	$7,091	$—
Gross losses	—	—	(2,847)	—
Net Realized Gains from Sale of Available-for-Sale Securities	$6,187	$—	$4,244	$—

As of September 30, 2011, we had no intention to sell the remaining OTTI AFS securities, nor did we consider it more likely than not that we will be required to sell these securities before our anticipated recovery of each security's remaining amortized cost basis.

Note 4 - Held-to-Maturity Securities

Major Security Types. Our HTM securities were as follows:

				Gross	Gross
		OTTI		Unrecognized	Unrecognized	Estimated
	Amortized	Recognized	Carrying	Holding	Holding	Fair
September 30, 2011	Cost (1)	In AOCI	Value (2)	Gains (3)	Losses (3)	Value
Non-MBS and ABS:
GSE debentures	$293,541	$—	$293,541	$2	$(784)	$292,759
TLGP debentures	1,929,997	—	1,929,997	1,994	(108)	1,931,883
Total Non-MBS and ABS	2,223,538	—	2,223,538	1,996	(892)	2,224,642
MBS and ABS:
Other U.S. obligations -guaranteed RMBS	2,768,888	—	2,768,888	45,354	(8,871)	2,805,371
GSE RMBS	3,377,474	—	3,377,474	117,071	(1,597)	3,492,948
Private-label RMBS	454,978	—	454,978	473	(10,869)	444,582
Private-label ABS	20,211	—	20,211	—	(3,709)	16,502
Total MBS and ABS	6,621,551	—	6,621,551	162,898	(25,046)	6,759,403
Total HTM securities	$8,845,089	$—	$8,845,089	$164,894	$(25,938)	$8,984,045

December 31, 2010
Non-MBS and ABS:
GSE debentures	$294,121	$—	$294,121	$300	$(214)	$294,207
TLGP debentures	2,065,994	—	2,065,994	4,530	(3)	2,070,521
Total Non-MBS and ABS	2,360,115	—	2,360,115	4,830	(217)	2,364,728
MBS and ABS:
Other U.S. obligations -guaranteed RMBS	2,326,958	—	2,326,958	31,773	(7,849)	2,350,882
GSE RMBS	3,044,129	—	3,044,129	53,049	(24,933)	3,072,245
Private-label RMBS	725,493	(7,056)	718,437	5,665	(18,277)	705,825
Private-label ABS	22,188	—	22,188	—	(2,477)	19,711
Total MBS and ABS	6,118,768	(7,056)	6,111,712	90,487	(53,536)	6,148,663
Total HTM securities	$8,478,883	$(7,056)	$8,471,827	$95,317	$(53,753)	$8,513,391

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

(1)	Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and, if applicable, OTTI recognized in earnings (credit losses).

(2)	Carrying value of HTM securities represents amortized cost after adjustment for non-credit OTTI recognized in AOCI.

(3)	Gross unrecognized holding gains (losses) represents the difference between estimated fair value and carrying value.

Premiums and Discounts. At September 30, 2011, and December 31, 2010, the amortized cost of our MBS and ABS HTM securities included credit losses, OTTI-related accretion adjustments, and purchase premiums and discounts totaling $55,644 and $61,001, respectively.

Capitalized Interest. For the three and nine months ended September 30, 2011, we capitalized interest on Other U.S. obligations - guaranteed RMBS of $5,347 and $21,781, respectively, compared to $10,010 and $27,817 for the three and nine months ended September 30, 2010, respectively.

Unrealized Loss Positions. The following table presents impaired HTM securities (i.e., in an unrealized loss position), which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2011	Value	Losses	Value	Losses	Value	Losses (1)
Non-MBS and ABS:
GSE debentures	$268,210	$(784)	$—	$—	$268,210	$(784)
TLGP debentures	149,892	(108)	—	—	149,892	(108)
Total Non-MBS and ABS	418,102	(892)	—	—	418,102	(892)
MBS and ABS:
Other U.S. obligations - guaranteed RMBS	834,089	(6,280)	200,748	(2,591)	1,034,837	(8,871)
GSE RMBS	513,608	(1,205)	143,885	(392)	657,493	(1,597)
Private-label RMBS	107,381	(1,056)	296,149	(9,813)	403,530	(10,869)
Private-label ABS	—	—	16,502	(3,709)	16,502	(3,709)
Total MBS and ABS	1,455,078	(8,541)	657,284	(16,505)	2,112,362	(25,046)
Total impaired HTM securities	$1,873,180	$(9,433)	$657,284	$(16,505)	$2,530,464	$(25,938)

December 31, 2010
Non-MBS and ABS:
GSE debentures	$168,779	$(214)	$—	$—	$168,779	$(214)
TLGP debentures	68,764	(3)	—	—	68,764	(3)
Total Non-MBS and ABS	237,543	(217)	—	—	237,543	(217)
MBS and ABS:
Other U.S. obligations - guaranteed RMBS	994,667	(7,849)	—	—	994,667	(7,849)
GSE RMBS	1,034,990	(24,933)	—	—	1,034,990	(24,933)
Private-label RMBS	51,012	(223)	546,135	(20,466)	597,147	(20,689)
Private-label ABS	—	—	19,711	(2,477)	19,711	(2,477)
Total MBS and ABS	2,080,669	(33,005)	565,846	(22,943)	2,646,515	(55,948)
Total impaired HTM securities	$2,318,212	$(33,222)	$565,846	$(22,943)	$2,884,058	$(56,165)

(1)
As a result of OTTI accounting guidance, the total unrealized losses on private-label RMBS may not agree to the gross unrecognized holding losses on private-label RMBS in the major security types table above.

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

	September 30, 2011			December 31, 2010
			Estimated			Estimated
	Amortized	Carrying	Fair	Amortized	Carrying	Fair
Year of Contractual Maturity	Cost (1)	Value (2)	Value	Cost (1)	Value (2)	Value
Non-MBS and ABS:
Due in one year or less	$1,954,544	$1,954,544	$1,956,432	$306,826	$306,826	$307,306
Due after one year through five years	268,994	268,994	268,210	2,053,289	2,053,289	2,057,422
Due after five years through ten years	—	—	—	—	—	—
Due after ten years	—	—	—	—	—	—
Total Non-MBS and ABS	2,223,538	2,223,538	2,224,642	2,360,115	2,360,115	2,364,728
Total MBS and ABS	6,621,551	6,621,551	6,759,403	6,118,768	6,111,712	6,148,663
Total HTM securities	$8,845,089	$8,845,089	$8,984,045	$8,478,883	$8,471,827	$8,513,391

(1)	Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and, if applicable, OTTI recognized in earnings (credit losses).

(2)	Carrying value of HTM securities represents amortized cost after adjustment for non-credit OTTI recognized in AOCI.

Realized Gains and Losses.  There were no sales of HTM securities during the three or nine months ended September 30, 2011, or 2010.

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

OTTI Evaluation Process and Results - Private-label RMBS and ABS. Our evaluation includes an estimation of the cash flows that we are likely to collect based on an assessment of the structure of each security and certain assumptions such as:

•	the remaining payment terms for the security;

•	prepayment speeds;

•	default rates;

•	loss severity on the collateral supporting our security based on underlying loan-level borrower and loan characteristics;

•	expected housing price changes; and

•	interest rates.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

A significant modeling assumption is the forecast of future housing price changes for the relevant states and core-based statistical areas, which are based upon an assessment of the individual housing markets. Our housing price forecast as of September 30, 2011, assumes core-based statistical areas current-to-trough home price declines ranging from 0% (for those housing markets that are believed to have reached their trough) to 8%. For those markets for which further home price declines are anticipated, such declines were projected to occur over the 3- to 9-month period beginning July 1, 2011. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase from the trough within a range of 0% to 2.8% in the first year, 0% to 3.0% in the second year, 1.5% to 4.0% in the third year, 2.0% to 5.0% in the fourth year, 2.0% to 6.0% in each of the fifth and sixth years, and 2.3% to 5.6% in each subsequent year.

For those securities that were determined to be OTTI during the three months ended September 30, 2011, the following table presents the significant modeling assumptions used to determine the amount of credit loss recognized in earnings during this period as well as the related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. The calculated averages represent the dollar-weighted averages of the private-label RMBS in each category shown. The classification (prime or Alt-A) is based on the model used to estimate the cash flows for the security, which may not be the same as the classification at the time of origination.

	Significant Modeling Assumptions for OTTI private-label RMBS						Current Credit
	Prepayment Rates		Default Rates		Loss Severities		Enhancement
	Weighted		Weighted		Weighted		Weighted
	Average	Range	Average	Range	Average	Range	Average	Range
Year of Securitization	%	%	%	%	%	%	%	%
Prime:
2007	7.7	7.4 - 8.0	46.9	36.6 - 53.6	48.2	42.4 - 52.1	6.1	3.9 - 9.8
2006	8.1	8.1 - 8.1	24.2	24.2 - 24.2	43.8	43.8 - 43.8	2.0	2.0 - 2.0
2005	9.1	8.9 - 9.4	35.4	28.3 - 37.2	43.8	42.6 - 48.9	8.4	6.8 - 9.7
Total Prime	8.5	7.4 - 9.4	39.9	24.2 - 53.6	45.7	42.4 - 52.1	7.2	2.0 - 9.8
Alt-A:
2006	8.8	8.8 - 8.8	31.1	31.1 - 31.1	44.9	44.9 - 44.9	3.9	3.9 - 3.9
2005	7.5	7.5 - 7.5	42.0	42.0 - 42.0	44.9	44.9 - 44.9	0.5	0.5 - 0.5
Total Alt-A	8.0	7.5 - 8.8	38.0	31.1 - 42.0	44.9	44.9 - 44.9	1.8	0.5 - 3.9
Total OTTI private-label RMBS	8.4	7.4 - 9.4	39.7	24.2 - 53.6	45.6	42.4 - 52.1	6.7	0.5 - 9.8

Results of OTTI Evaluation Process - Private-label RMBS and ABS. As a result of our evaluations, for the three months ended September 30, 2011, and 2010, we recognized OTTI losses after we determined that it was likely that we would not recover the entire amortized cost of each of these securities.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The table below presents the credit losses and net OTTI reclassified (to) from OCI for the three and nine months ended September 30, 2011, and 2010. Securities are listed based on the originator's classification at the time of origination or based on the classification by the NRSROs upon issuance.

	Three Months Ended			Nine Months Ended
	Total	Net OTTI	OTTI	Total	Net OTTI	OTTI
	OTTI	Reclassified	Related to	OTTI	Reclassified	Related to
September 30, 2011	Losses	to (from) OCI	Credit Loss	Losses	to (from) OCI	Credit Loss
Private-label RMBS:
Prime	$—	$(4,280)	$(4,280)	$—	$(24,354)	$(24,354)
Alt-A	(1,586)	1,199	(387)	(4,558)	2,528	(2,030)
Total OTTI securities	$(1,586)	$(3,081)	$(4,667)	$(4,558)	$(21,826)	$(26,384)

September 30, 2010
Private-label RMBS:
Prime	$—	$(618)	$(618)	$(21,412)	$(45,173)	$(66,585)
Alt-A	—	—	—	(867)	(926)	(1,793)
Total OTTI securities	$—	$(618)	$(618)	$(22,279)	$(46,099)	$(68,378)
For the three and nine months ended September 30, 2011, we accreted $592 and $2,494, respectively, of non-credit OTTI from AOCI to the carrying value of HTM securities, compared to $11,465 and $39,985 for the three and nine months ended September 30, 2010, respectively.

For the three and nine months ended September 30, 2011, we accreted $1,129 and $3,126, respectively, of credit OTTI included in the amortized cost of private-label RMBS to Net Interest Income (i.e., increased income), compared to amortization (i.e., decreased income) of $2,126 and $4,691 for the three and nine months ended September 30, 2010, respectively.

The following table presents a reconciliation of the non-credit losses reclassified to (from) OCI as presented in the Statement of Income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliation of Non-credit Losses	2011	2010	2011	2010
Reclassification of non-credit losses to Other Income (Loss)	$(4,280)	$(618)	$(25,356)	$(67,387)
Non-credit losses recognized in OCI	1,199	—	3,530	21,288
Portion of Impairment Losses Reclassified to (from) Other Comprehensive Income (Loss)	$(3,081)	$(618)	$(21,826)	$(46,099)

The following table presents a rollforward of the cumulative credit losses. The rollforward excludes accretion of credit losses for securities that have not experienced a significant increase in cash flows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Credit Loss Rollforward	2011	2010	2011	2010
Balance at Beginning of Period	$114,771	$128,051	$110,747	$60,291
Additions:
Credit losses for which OTTI was not previously recognized	—	—	—	694
Additional credit losses for which OTTI was previously recognized	4,667	618	26,384	67,684
Reductions:
Credit losses on securities sold, matured, paid down or prepaid	(13,259)	—	(29,844)	—
Significant increases in cash flows expected to be collected, recognized over the remaining life of the securities	(707)	—	(1,815)	—
Balance at End of Period	$105,472	$128,669	$105,472	$128,669

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents the September 30, 2011, balances and classifications of the securities with OTTI losses during the three months ended September 30, 2011. The table also presents the balances and classifications of our securities for which an OTTI loss has been recognized during the life of the securities, which represents securities impaired prior to 2011, as well as during 2011. We classify private-label RMBS as prime, Alt-A or subprime based on the originator's classification at the time of origination or based on the classification by the NRSROs upon issuance of the MBS.

	September 30, 2011
	HTM Securities				AFS Securities
				Estimated			Estimated
OTTI Three Months Ended	UPB	Amortized Cost	Carrying Value	Fair Value	UPB	Amortized Cost	Fair Value
Private-label RMBS - prime	$—	$—	$—	$—	$580,447	$492,796	$441,039
Private-label RMBS - Alt-A	—	—	—	—	36,205	28,581	19,599
Total OTTI securities	$—	$—	$—	$—	$616,652	$521,377	$460,638

OTTI Life-to-Date
Private-label RMBS - prime	$6,089	$5,818	$5,818	$6,041	$818,465	$709,997	$639,030
Private-label RMBS - Alt-A	—	—	—	—	44,950	36,768	27,276
Total OTTI securities	$6,089	$5,818	$5,818	$6,041	$863,415	$746,765	$666,306
Total MBS and ABS		$6,621,551	$6,621,551	$6,759,403		$746,765	$666,306
Total securities		$8,845,089	$8,845,089	$8,984,045		$2,832,190	$3,013,080

OTTI Evaluation Process and Results - All Other AFS and HTM Securities.

Other U.S. Obligations and GSE Securities. For other U.S. obligations and GSEs, we determined that the strength of the issuers' guarantees through direct obligations or support from the United States government is sufficient to protect us from any losses based on current expectations. As a result, we have determined that, as of September 30, 2011, all of the gross unrealized losses are temporary.

Note 6 - Advances

We had Advances outstanding, with interest rates ranging from 0.10% to 8.34%, as presented below.

	September 30, 2011		December 31, 2010
Year of Contractual Maturity	Amount	WAIR %	Amount	WAIR %
Overdrawn demand and overnight deposit accounts	$6	2.45	$1,394	2.50
Due in 1 year or less	2,593,822	1.82	2,850,291	2.81
Due after 1 year through 2 years	2,428,058	2.66	1,784,681	3.29
Due after 2 years through 3 years	1,357,556	2.58	2,646,696	3.52
Due after 3 years through 4 years	2,454,035	3.28	1,394,515	3.09
Due after 4 years through 5 years	3,447,506	2.90	2,565,321	3.66
Thereafter	5,431,445	2.76	6,394,940	2.44
Total Advances, par value	17,712,428	2.70	17,637,838	2.98
Unamortized discount on AHP Advances	(20)		(104)
Unamortized discount on Advances	(708)		(880)
Hedging adjustments	665,608		489,180
Unamortized deferred prepayment fees	186,756		149,330
Total Advances	$18,564,064		$18,275,364

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

We offer Advances to members that provide a member the right, based upon predetermined option exercise dates, to prepay the Advance prior to maturity without incurring prepayment or termination fees (callable Advances). At September 30, 2011, and December 31, 2010, we had callable Advances outstanding of $3,291,075 and $3,610,325, respectively. All other Advances may only be prepaid by paying a fee (prepayment fee) that makes us financially indifferent to the prepayment of the Advance.

We offer putable and convertible Advances that contain embedded options. Under the terms of a putable Advance, we may put or extinguish the fixed-rate Advance on predetermined exercise dates, and offer, subject to certain conditions, replacement funding at prevailing market rates. At September 30, 2011, and December 31, 2010, we had putable Advances outstanding totaling $823,750 and $1,018,750, respectively. Under the terms of a convertible Advance, we may convert an Advance from one interest-payment term structure to another. We had no convertible Advances outstanding at September 30, 2011, or December 31, 2010.

The following table presents Advances by the earlier of the year of contractual maturity or next call date and next put date:

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Put Date
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Overdrawn demand and overnight deposit accounts	$6	$1,394	$6	$1,394
Due in 1 year or less	3,891,172	4,301,641	3,163,572	3,725,041
Due after 1 year through 2 years	2,828,058	2,684,681	2,365,308	1,561,681
Due after 2 years through 3 years	1,327,556	2,606,696	1,318,556	2,513,946
Due after 3 years through 4 years	2,423,035	1,347,515	2,234,535	1,341,515
Due after 4 years through 5 years	3,666,506	2,480,321	3,418,506	2,343,821
Thereafter	3,576,095	4,215,590	5,211,945	6,150,440
Total Advances, par value	$17,712,428	$17,637,838	$17,712,428	$17,637,838

The following table presents interest-rate payment terms for Advances:

	September 30, 2011			December 31, 2010
Interest-Rate Payment Terms	Total Outstanding	Amount Swapped	% Swapped	Total Outstanding	Amount Swapped	% Swapped
Total Fixed-rate	$14,816,158	$11,688,759	79%	$13,763,437	$10,845,833	79%
Total Variable-rate	2,896,270	10,000	—%	3,874,401	10,000	—%
Total Advances, par value	$17,712,428	$11,698,759	66%	$17,637,838	$10,855,833	62%

Prepayment Fees. When a borrower prepays an Advance, future income would be lower if the principal portion of the prepaid Advance is reinvested in lower-yielding assets that continue to be funded by higher-costing debt. To protect against this risk, we generally charge a prepayment fee that makes us financially indifferent to a borrower's decision to prepay an Advance. For the three and nine months ended September 30, 2011, gross Advance prepayment fees (i.e., excluding any associated hedging basis adjustments) received in cash from borrowers were $9,930 and $11,514, respectively, compared to $18,557 and $39,799 for the three and nine months ended September 30, 2010, respectively.

In cases in which we fund a new Advance concurrent with or within a short period of time before or after the prepayment of an existing Advance and the Advance meets the accounting criteria to qualify as a modification of the prepaid Advance, the net prepayment fee on the prepaid Advance is deferred, recorded in the basis of the modified Advance, and amortized into Interest Income over the life of the modified Advance using the level-yield method. For the three and nine months ended September 30, 2011, we deferred $54,308 and $61,010, respectively, of these gross Advance prepayment fees, compared to $18,124 for both the three and nine months ended September 30, 2010, to be recognized in Interest Income in the future.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Credit Risk Exposure and Security Terms.  We lend to financial institutions involved in housing finance within our district according to Federal statutes, including the Bank Act. The Bank Act requires each FHLBank to hold, or have access to, collateral to secure its Advances.

At September 30, 2011, and December 31, 2010, we had a total of $7.5 billion and $5.5 billion, respectively, of Advances outstanding, at par, to single borrowers with balances that were greater than or equal to $1 billion. These Advances, representing 42% and 31%, respectively, of total Advances at par outstanding on those dates, were made to four and two borrowers, respectively. At September 30, 2011, and December 31, 2010, we held $13.4 billion and $10.9 billion, respectively, of UPB of collateral to cover the Advances to these institutions.

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

Note 7 - Mortgage Loans Held for Portfolio

The following tables present information on Mortgage Loans Held for Portfolio:

By Term	September 30, 2011	December 31, 2010
Fixed-rate medium-term (1) mortgages	$833,155	$928,797
Fixed-rate long-term (2) mortgages	5,236,367	5,735,744
Total Mortgage Loans Held for Portfolio, UPB	6,069,522	6,664,541
Unamortized premiums	53,713	61,181
Unamortized discounts	(19,168)	(30,592)
Hedging adjustments	5,579	7,946
Allowance for loan losses, net	(2,800)	(500)
Total Mortgage Loans Held for Portfolio	$6,106,846	$6,702,576

(1)	Medium-term is defined as an original term of 15 years or less.

(2)	Long-term is defined as an original term greater than 15 years.

By Type	September 30, 2011	December 31, 2010
Conventional	$5,027,357	$5,653,969
FHA	1,042,165	1,010,572
Total Mortgage Loans Held for Portfolio, UPB	$6,069,522	$6,664,541

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

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Credit Products. Using a risk-based approach and taking into consideration each borrower's financial strength, we consider the types and level of required collateral to be the primary tool for managing the risk of loss on credit products. At September 30, 2011, and December 31, 2010, we had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of our outstanding extensions of credit.

At September 30, 2011, and December 31, 2010, we did not have any credit products that were past due, on non-accrual status, or considered impaired. In addition, there were no troubled debt restructurings related to credit products during the three and nine months ended September 30, 2011, or 2010.

Based upon the collateral held as security, our credit extension and collateral policies, our credit analysis and the repayment history on credit products, we did not record any allowance for credit losses on credit products or any liability to reflect an allowance for credit losses for off-balance sheet credit exposures at September 30, 2011, or December 31, 2010. For additional information about off-balance sheet credit exposure, see Note 17 – Commitments and Contingencies.

Mortgage Loans – Government-Guaranteed or Insured. Based upon our assessment of our servicers, we did not establish an allowance for credit losses for government-guaranteed or insured mortgage loans at September 30, 2011, or December 31, 2010. Further, due to the government guarantee or insurance, these mortgage loans are not placed on non-accrual status.

Mortgage Loans – Conventional. Our allowance for loan losses at each period end is based on our best estimate of probable losses over the loss emergence period, which we have estimated to be 12 months. We use the MPP portfolio's delinquency migration to determine whether a loss event is probable of occurrence. Once a loss event is deemed to be probable, we utilize a systematic methodology that incorporates all credit enhancements and servicer advances to establish the allowance for inherent loan losses. To determine our best estimate, we calculate the potential effect on the allowance of various adverse scenarios. We assess whether the likelihood of incurring the losses resulting from the adverse scenarios during the next 12 months is probable. As a result, we record our best estimate of the inherent losses in our MPP portfolio.

Collectively Evaluated Mortgage Loans. The measurement of our allowance for loan losses includes evaluating (i) homogeneous pools of delinquent residential mortgage loans; (ii) any remaining exposure to loans paid in full by the servicers; and (iii) the current portion of the loan portfolio. Our loan loss analysis includes collectively evaluating conventional loans for impairment within each pool purchased under the MPP. This loan loss analysis considers MPP pool-specific attribute data, estimated liquidation value of real estate collateral held, estimated costs associated with maintaining and disposing of the collateral, and credit enhancements. Delinquency reports, including foreclosed properties, provided monthly by the SMI providers are used to determine the population of loans incorporated into the quarterly allowance for loan loss analysis. Monthly remittance reports are monitored by management to determine the population of delinquent loans not reported by SMI providers.

Individually Evaluated Mortgage Loans. Certain conventional mortgage loans that are impaired, primarily troubled debt restructurings, may be specifically identified for purposes of calculating the allowance for loan losses. The measurement of our allowance for loans individually evaluated for loan loss considers loan-specific attribute data similar to loans reviewed on a collective basis. The resulting incurred loss, if any, is equal to the estimated cost associated with maintaining and disposing of the property (which includes the UPB, interest owed on the delinquent loan to date, and estimated costs associated with disposing the collateral) less the estimated fair value of the collateral (net of estimated selling costs) and the amount of other credit enhancements including the PMI, LRA and SMI.

Non-accrual Loans. We place a conventional mortgage loan on non-accrual status if it is determined that either (i) the collection of interest or principal is doubtful, or (ii) interest or principal is past due for 90 days or more, except when the loan is well-secured and in the process of collection (e.g., through credit enhancements and with monthly settlements on a scheduled/scheduled basis).

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Rollforward of Allowance for Loan Losses on Mortgage Loans. The tables below present a rollforward of our allowance for loan losses on conventional mortgage loans and the recorded investment in mortgage loans by impairment methodology. The recorded investment in a loan is the UPB of the loan, adjusted for accrued interest, net of deferred loan fees or costs, unamortized premiums or discounts (which may include the basis adjustment related to any gain or loss on a delivery commitment prior to being funded) and direct write-downs. The recorded investment is not net of any valuation allowance.

	Three Months Ended	Nine Months Ended
Rollforward of Allowance	September 30, 2011	September 30, 2011
Allowance for loan losses on mortgage loans, beginning of the period	$1,900	$500
Charge-offs	(650)	(1,409)
Provision (reversal) for loan losses	1,550	3,709
Allowance for loan losses on mortgage loans, end of the period	$2,800	$2,800

Allowance for Loan Losses	September 30, 2011	December 31, 2010
Conventional loans collectively evaluated for impairment	$2,800	$500
Conventional loans individually evaluated for impairment (1)	—	—
	$2,800	$500

Recorded Investment
Conventional loans collectively evaluated for impairment	$5,063,848	$5,690,652
Conventional loans individually evaluated for impairment	914	—
Total recorded investment	$5,064,762	$5,690,652

(1)
Allowance for loan losses for loans individually evaluated for impairment as of September 30, 2011 is less than $1 due to rounding. We did not have any loans individually evaluated for impairment as of December 31, 2010.

Credit Enhancements. Our allowance for loan losses considers the credit enhancements associated with conventional mortgage loans under the MPP. Specifically, the determination of the allowance factors in available PMI, SMI, and LRA, including pooled LRA for those members participating in an aggregate MPP pool. Any incurred losses that would be recovered from the credit enhancements are not reserved as part of our allowance for loan losses.

The LRA is recorded in Other Liabilities in the Statement of Condition. The following table presents the changes in the LRA:

Nine Months Ended
LRA Activity	September 30, 2011
Balance of LRA, beginning of the period	$21,141
Additions	5,758
Claims paid	(10,434)
Distributions	(687)
Balance of LRA, end of the period	$15,778

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans (movement of loans through the various stages of delinquency), non-accrual loans, and loans in process of foreclosure. The tables below present our key credit quality indicators for mortgage loans at September 30, 2011, and December 31, 2010:

Mortgage Loans Held for Portfolio as of September 30, 2011	Conventional Loans	FHA Loans	Total
Past due 30-59 days delinquent	$78,303	$41,780	$120,083
Past due 60-89 days delinquent	30,591	7,209	37,800
Past due 90 days or more delinquent	113,340	2,729	116,069
Total past due	222,234	51,718	273,952
Total current loans	4,842,528	1,018,602	5,861,130
Total mortgage loans, recorded investment	5,064,762	1,070,320	6,135,082
Net unamortized premiums	(11,612)	(22,933)	(34,545)
Hedging adjustments	(4,405)	(1,174)	(5,579)
Accrued interest receivable	(21,388)	(4,048)	(25,436)
Total Mortgage Loans Held for Portfolio, UPB	$5,027,357	$1,042,165	$6,069,522

Other delinquency statistics as of September 30, 2011
In process of foreclosure, included above (1)	$83,949	$—	$83,949
Serious delinquency rate (2)	2.24%	0.25%	1.89%
Past due 90 days or more still accruing interest (3)	$113,296	$2,729	$116,025
Loans on non-accrual status	136	—	136

Mortgage Loans Held for Portfolio as of December 31, 2010
Past due 30-59 days delinquent	$87,520	$39,155	$126,675
Past due 60-89 days delinquent	30,568	5,819	36,387
Past due 90 days or more delinquent	127,449	914	128,363
Total past due	245,537	45,888	291,425
Total current loans	5,445,115	994,744	6,439,859
Total mortgage loans, recorded investment	5,690,652	1,040,632	6,731,284
Net unamortized premiums	(5,732)	(24,857)	(30,589)
Hedging adjustments	(6,701)	(1,245)	(7,946)
Accrued interest receivable	(24,250)	(3,958)	(28,208)
Total Mortgage Loans Held for Portfolio, UPB	$5,653,969	$1,010,572	$6,664,541

Other delinquency statistics as of December 31, 2010
In process of foreclosure, included above (1)	$85,803	$—	$85,803
Serious delinquency rate (2)	2.24%	0.09%	1.91%
Past due 90 days or more still accruing interest (3)	$127,449	$914	$128,363
Loans on non-accrual status	—	—	—

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

(3)
Under the scheduled/scheduled payment terms, we receive scheduled monthly principal and interest payments from the servicer regardless of whether the mortgagee is making payments to the servicer. Although our past due scheduled/scheduled loans are classified as loans past due 90 days or more based on the mortgagee's payment status, we do not consider these loans to be non-accrual.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Real Estate Owned. We did not have any MPP loans classified as real estate owned at September 30, 2011, or December 31, 2010, as the servicers foreclose in their name and then generally pay off the delinquent loans at the completion of the foreclosure or liquidate the foreclosed properties. Subsequently, the servicers may submit claims to us for any losses, which are incorporated in the determination of our allowance for loan losses.

Troubled Debt Restructurings. Troubled debt restructurings related to mortgage loans are considered to have occurred when a concession is granted to the debtor related to the debtor's financial difficulties that would not otherwise be considered for economic or legal reasons. Although we do not participate in government-sponsored loan modification programs, we do consider certain conventional loan modifications to be a troubled debt restructuring when the modification agreement permits the recapitalization of past due amounts generally up to the original loan amount. Under this type of modification, no other terms of the original loan are modified, except for the contractual maturity date on a case by case basis. In no event does the borrower's original interest rate change.

An MPP loan considered to be a troubled debt restructuring is individually evaluated for impairment when determining its related allowance for credit losses. Credit loss is measured by factoring in expected cash shortfalls incurred as of the reporting date.

The table below presents the recorded investment on the performing and non-performing portions of these troubled debt restructurings.

	September 30, 2011
Recorded Investment	Performing	Non-Performing (1)	Total
Conventional loans	$822	$92	$914

(1)	Represents loans on non-accrual status.

During the three and nine months ended September 30, 2011, we had four and six troubled debt restructurings, respectively. The table below presents the financial effect of the modifications for the three and nine months ended September 30, 2011. The pre- and post-modification represents the amount recorded as of the date the troubled debt restructurings were modified.

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
Troubled Debt Restructurings at Modification Date	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Conventional loans	$629	$716	$814	$911

During the three and nine months ended September 30, 2011, one conventional MPP loan which was modified and considered a troubled debt restructuring experienced a payment default within the previous 12 months. The recorded investment of this loan was $75 at September 30, 2011.

As a result of adopting the new guidance on a creditor's determination of whether a restructuring is a troubled debt restructuring discussed in Note 2 - Recently Adopted and Issued Accounting Guidance, we reassessed all restructurings that occurred on or after January 1, 2011, for identification as troubled debt restructurings. As a result, we identified certain MPP loans as troubled debt restructurings. The allowance for loan losses on these MPP loans had previously been measured under the collective evaluation methodology. Upon identifying those MPP loans as troubled debt restructurings, we identified them as impaired and applied the impairment measurement guidance for those MPP loans prospectively. As of September 30, 2011, $914 of conventional MPP loans, at recorded investment, were identified as newly impaired and an allowance for loan losses of less than $1 was recorded on these loans.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The tables below present the conventional loans individually evaluated for impairment which were considered impaired as of September 30, 2011. The first table presents the recorded investment, unpaid principal balance and related allowance associated with these loans while the second table presents the average recorded investment of individually impaired loans and related interest income recognized.

	September 30, 2011
Individually Evaluated Loan Statistics	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses (1)
Conventional loans without allowance for loan losses	$822	$821	$—
Conventional loans with allowance for loan losses	92	89	—
	$914	$910	$—

(1)	Related allowance associated with conventional loans individually assessed for impairment was less than $1.

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
Individually Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Conventional loans	$866	$13	$844	$39

Term Securities Purchased Under Agreements to Resell and Term Federal Funds Sold. We held no term securities purchased under agreements to resell at September 30, 2011, or December 31, 2010. All investments in term federal funds sold as of September 30, 2011, and December 31, 2010, were repaid according to the contractual terms.

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

Credit Risk Exposure	September 30, 2011	December 31, 2010
Total net exposure at fair value	$1,474	$6,173
Cash collateral held	—	—
Net positive exposure after cash collateral	1,474	6,173
Other collateral	—	—
Net exposure after collateral	$1,474	$6,173

The net exposure at fair value includes accrued interest receivable of $1,110 and accrued interest payable of $249 at September 30, 2011, and December 31, 2010, respectively. Based on credit analyses and collateral requirements, our management does not anticipate any credit losses on our derivative agreements.

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

We have credit support agreements that contain provisions requiring us to post additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating is lowered by a major credit rating agency, we could be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest on cash collateral) at September 30, 2011, was $943,716 for which we have posted collateral, including accrued interest, of $804,383 in the normal course of business. In addition, we held other derivative instruments in a net liability position of $993 that are not subject to credit support agreements containing credit-risk related contingent features. If our credit rating had been lowered by a major credit rating agency (from AA+ to AA), we could have been required to deliver up to an additional $7,560 of collateral (at fair value) to our derivative counterparties at September 30, 2011.

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

	Notional	Fair Value	Fair Value
	Amount of	of Derivative	of Derivative
September 30, 2011	Derivatives	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest-rate swaps	$31,943,609	$99,909	$1,044,682
Total derivatives designated as hedging instruments	31,943,609	99,909	1,044,682
Derivatives not designated as hedging instruments:
Interest-rate swaps	1,624,904	697	779
Interest-rate caps/floors	278,000	1,992	29
Interest-rate futures/forwards	117,000	—	902
Mortgage delivery commitments	116,724	651	91
Total derivatives not designated as hedging instruments	2,136,628	3,340	1,801
Total derivatives before adjustments	$34,080,237	103,249	1,046,483
Netting adjustments		(101,775)	(101,775)
Cash collateral and related accrued interest		—	(804,383)
Total adjustments (1)		(101,775)	(906,158)
Total derivatives, net		$1,474	$140,325

December 31, 2010
Derivatives designated as hedging instruments:
Interest-rate swaps	$32,667,683	$197,382	$873,504
Total derivatives designated as hedging instruments	32,667,683	197,382	873,504
Derivatives not designated as hedging instruments:
Interest-rate swaps	497,596	364	1,350
Interest-rate caps/floors	75,000	1,369	—
Interest-rate futures/forwards	126,085	241	542
Mortgage delivery commitments	57,063	275	469
Total derivatives not designated as hedging instruments	755,744	2,249	2,361
Total derivatives before adjustments	$33,423,427	199,631	875,865
Netting adjustments		(193,458)	(193,458)
Cash collateral and related accrued interest		—	(25,377)
Total adjustments (1)		(193,458)	(218,835)
Total derivatives, net		$6,173	$657,030

(1)
Amounts represent the effect of legally enforceable master netting agreements that allow us to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents the components of Net Gains (Losses) on Derivatives and Hedging Activities reported in Other Income (Loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net Gains (Losses) by Type	2011	2010	2011	2010
Net gain (loss) related to fair-value hedge ineffectiveness:
Interest-rate swaps	$(4,402)	$3,630	$(7,232)	$2,229
Interest-rate futures/forwards	—	5	(45)	5
Total net gain (loss) related to fair-value hedge ineffectiveness	(4,402)	3,635	(7,277)	2,234
Net gain (loss) for derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	(403)	198	4	(863)
Interest-rate caps/floors	(1,578)	16	(2,624)	16
Interest-rate futures/forwards	(2,724)	(1,654)	(3,321)	(3,512)
Net interest settlements	367	(172)	770	923
Mortgage delivery commitments	1,425	524	1,600	1,681
Total net gain (loss) for derivatives not designated as hedging instruments	(2,913)	(1,088)	(3,571)	(1,755)
Net Gains (Losses) on Derivatives and Hedging Activities	$(7,315)	$2,547	$(10,848)	$479

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedging relationships and the effect of those derivatives on Net Interest Income:

	Gain (Loss)	Gain (Loss)	Net Fair-	Effect on
	on	on Hedged	Value Hedge	Net Interest
Three Months Ended September 30, 2011	Derivative	Item	Ineffectiveness	Income (1)
Advances	$(120,246)	$116,853	$(3,393)	$(77,005)
CO Bonds	4,407	(4,834)	(427)	25,553
MPP (2)	—	—	—	(2,623)
AFS securities	(73,876)	73,294	(582)	(17,799)
Total	$(189,715)	$185,313	$(4,402)	$(71,874)

Three Months Ended September 30, 2010
Advances	$(28,553)	$34,483	$5,930	$(110,282)
CO Bonds	17,094	(19,222)	(2,128)	38,095
MPP (2)	(13)	18	5	1,484
AFS securities	(54,232)	54,060	(172)	(16,252)
Total	$(65,704)	$69,339	$3,635	$(86,955)

Nine Months Ended September 30, 2011
Advances	$(150,517)	$143,939	$(6,578)	$(234,613)
CO Bonds	(2,275)	2,240	(35)	89,133
MPP (2)	(422)	377	(45)	(3,589)
AFS securities	(94,149)	93,530	(619)	(53,315)
Total	$(247,363)	$240,086	$(7,277)	$(202,384)

Nine Months Ended September 30, 2010
Advances	$(106,850)	$110,775	$3,925	$(372,920)
CO Bonds	19,452	(20,315)	(863)	153,502
MPP (2)	(13)	18	5	(2,985)
AFS securities	(157,920)	157,087	(833)	(50,068)
Total	$(245,331)	$247,565	$2,234	$(272,471)

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

(1)	The net interest on derivatives in fair-value hedging relationships is presented in the Interest Income / Interest Expense line item of the respective hedged item.

(2)	The effect of MPP hedges on Net Interest Income includes derivatives and the related hedged items in both fair-value and economic hedging relationships.

Note 10 - Deposits

Demand, overnight, and other deposits pay interest based on a daily interest rate. Time deposits pay interest based on a fixed rate determined at the origination of the deposit.

The following table presents Interest-Bearing and Non-Interest-Bearing Deposits:

Type of Deposits	September 30, 2011	December 31, 2010
Interest-Bearing:
Demand and overnight	$1,231,657	$559,872
Time	—	15,000
Other	22	22
Total Interest-Bearing	1,231,679	574,894
Non-Interest-Bearing: (1)
Other	13,887	10,034
Total Non-Interest Bearing	13,887	10,034
Total Deposits	$1,245,566	$584,928

(1)	Non-Interest-Bearing includes pass-through deposit reserves from members.

Note 11 - Consolidated Obligations

Consolidated Obligations are backed only by the financial resources of the FHLBanks. Although we are primarily liable for our portion of Consolidated Obligations (i.e., those issued on our behalf), we are also jointly and severally liable with the other 11 FHLBs for the payment of the principal and interest on all Consolidated Obligations of each of the FHLBs. No FHLBank has ever been asked or required to repay the principal or interest on any Consolidated Obligation on behalf of another FHLBank, and as of September 30, 2011, and through the filing date of this report, we do not believe that it is probable that we will be asked to do so. The par values of the 12 FHLBanks' outstanding Consolidated Obligations, including Consolidated Obligations held by other FHLBanks, were approximately $696.6 billion and $796.4 billion at September 30, 2011, and December 31, 2010, respectively.

Discount Notes. Our participation in Discount Notes, all of which are due within one year of issuance, was as follows:

Discount Notes	September 30, 2011	December 31, 2010
Book value	$6,980,697	$8,924,687
Par value	6,981,808	8,926,179
Weighted average effective interest rate	0.11%	0.15%

At September 30, 2011, and December 31, 2010, 16% and 5%, respectively, of our fixed-rate Discount Notes at par were swapped to a variable rate.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

CO Bonds. The following table presents our participation in CO Bonds outstanding:

	September 30, 2011		December 31, 2010
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$15,345,650	0.57	$15,976,170	0.72
Due after 1 year through 2 years	2,255,175	2.22	2,967,550	2.14
Due after 2 years through 3 years	2,368,250	1.81	2,520,405	2.25
Due after 3 years through 4 years	1,875,300	2.49	1,586,900	2.81
Due after 4 years through 5 years	1,431,500	2.41	1,771,350	2.24
Thereafter	6,487,300	3.91	6,957,350	4.08
Total CO Bonds, par value	29,763,175	1.73	31,779,725	1.90
Unamortized bond premiums	44,409		48,504
Unamortized bond discounts	(20,898)		(23,421)
Hedging adjustments	67,925		70,429
Total CO Bonds	$29,854,611		$31,875,237

Consolidated Obligations are issued with either fixed-rate coupon payment terms or variable-rate coupon payment terms that use a variety of indices for interest-rate resets including LIBOR, treasury bills, prime, and others. At September 30, 2011, and December 31, 2010, 62% of our fixed-rate CO Bonds at par were swapped to a variable rate. At September 30, 2011, and December 31, 2010, 100% of our variable-rate CO Bonds were swapped.

The following tables present our participation in CO Bonds outstanding by redemption feature and contractual maturity or next call date:

Redemption Feature	September 30, 2011	December 31, 2010
Non-callable	$21,135,175	$23,801,725
Callable	8,628,000	7,978,000
Total CO Bonds, par value	$29,763,175	$31,779,725

Year of Contractual Maturity or Next Call Date	September 30, 2011	December 31, 2010
Due in 1 year or less	$21,905,650	$23,217,170
Due after 1 year through 2 years	2,231,175	2,357,550
Due after 2 years through 3 years	1,168,250	1,737,405
Due after 3 years through 4 years	995,300	946,900
Due after 4 years through 5 years	549,500	469,350
Thereafter	2,913,300	3,051,350
Total CO Bonds, par value	$29,763,175	$31,779,725

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

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 13 - Capital

We are subject to capital requirements under our capital plan and the Finance Agency rules and regulations as further disclosed in Note 16 - Capital in our 2010 Form 10-K. As presented in the following table, we were in compliance with the Finance Agency's capital requirements at September 30, 2011, and December 31, 2010. For regulatory purposes, AOCI is not considered capital; MRCS, however, is considered capital.

	September 30, 2011		December 31, 2010
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$650,837	$2,507,564	$927,965	$2,695,980
Regulatory permanent capital-to-asset ratio	4.00%	6.12%	4.00%	6.00%
Regulatory permanent capital	$1,637,995	$2,507,564	$1,797,195	$2,695,980
Leverage ratio	5.00%	9.19%	5.00%	9.00%
Leverage capital	$2,047,494	$3,761,346	$2,246,494	$4,043,970

Mandatorily Redeemable Capital Stock. At September 30, 2011, and December 31, 2010, we had $483,407 and $658,363, respectively, in capital stock subject to mandatory redemption, which is classified as a liability in the Statement of Condition.

The following table presents distributions on MRCS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Distributions	2011	2010	2011	2010
Charged to Interest Expense	$3,067	$2,075	$11,629	$9,266
(To) / From Retained Earnings	1	(10)	12	43
Total Distributions	$3,068	$2,065	$11,641	$9,309

The distributions from Retained Earnings represent dividends paid to former members for the portion of the previous quarterly period that they were members. The amounts charged to Interest Expense represent distributions to former members for the portion of the period they were not members.

There were 29 and 31 former members holding MRCS at September 30, 2011, and December 31, 2010, respectively, which includes nine and eight institutions, respectively, acquired by the FDIC in its capacity as receiver. As of September 30, 2011, MRCS contractually due to be redeemed within the following 12-month period totaled $36,205.

Excess Capital Stock. Excess stock is defined as the amount of stock held by a member or former member in excess of that institution's minimum stock requirement. Finance Agency rules limit the ability of an FHLBank to create member excess stock under certain circumstances, including if excess stock exceeds 1% of Total Assets or if the issuance of excess stock would cause excess stock to exceed 1% of Total Assets. Our excess stock totaled $0.9 billion at September 30, 2011, which equaled 2% of our Total Assets. Therefore, we are currently not permitted to issue new excess stock to members or distribute stock dividends.

Stock Redemption Requests. At September 30, 2011, stock not considered MRCS that is subject to a redemption request within the next 12 months totaled $5,600.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Joint Capital Enhancement Agreement. The 12 FHLBanks entered into a JCE Agreement, as amended, which is intended to enhance the capital position of each FHLBank. Each FHLBank had been required to contribute 20% of its net earnings toward payment of the interest on the REFCORP bonds until the REFCORP obligation was satisfied on June 30, 2011. The JCE Agreement provides that, upon full satisfaction of the REFCORP obligation, each FHLBank will allocate 20% of its net income each quarter to a restricted retained earnings account until the balance of that account equals at least 1% of that FHLBank's average balance of outstanding Consolidated Obligations for the previous quarter. These restricted retained earnings will not be available from which to pay dividends except to the extent the restricted retained earnings balance exceeds 1.5% of an FHLBank's average balance of outstanding Consolidated Obligations for the previous quarter. The FHLBanks subsequently amended their capital plans or capital plan submissions, as applicable, to implement the provisions of the JCE Agreement, and the Finance Agency approved the capital plan amendments on August 5, 2011. In accordance with the JCE Agreement, at September 30, 2011, we had allocated $6.0 million to restricted retained earnings.

Note 14 - Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in AOCI for the nine months ended September 30, 2011, and 2010:

	Unrealized Gains (Losses) on AFS Securities	Non-Credit OTTI on AFS Securities		Non-Credit OTTI on HTM Securities	Pension and Post-retirement Benefits	Total AOCI
Balance, December 31, 2009	$2,140	$—		$(324,041)	$(6,701)	$(328,602)

Net unrealized gains (losses) on AFS securities	(9,491)	—		—	—	(9,491)

Non-credit portion of OTTI losses	—	—		(21,288)	—	(21,288)
Reclassification of non-credit losses to Other Income (Loss)	—	—		67,387	—	67,387
Accretion of non-credit portion of OTTI losses	—	—		39,985	—	39,985
Net change in non-credit OTTI	—	—		86,084	—	86,084

Pension and postretirement benefits	—	—		—	(2,830)	(2,830)

Other Comprehensive Income (Loss)	(9,491)	—		86,084	(2,830)	73,763

Balance, September 30, 2010	$(7,351)	$—		$(237,957)	$(9,531)	$(254,839)

Balance, December 31, 2010	$(4,615)	$(68,806)		$(7,056)	$(9,769)	$(90,246)

Net unrealized gains (losses) on AFS securities	7,716	—		—	—	7,716

Non-credit portion of OTTI losses (1)	—	(32,367)		—	—	(32,367)
Reclassification of net realized (gains) to Other Income (Loss)	—	(4,244)		—	—	(4,244)
Reclassification of non-credit losses to Other Income (Loss)	—	25,105		251	—	25,356
Reclassification of non-credit losses to AFS securities	—	—		4,311	—	4,311
Accretion of non-credit portion of OTTI losses	—	—		2,494	—	2,494
Subsequent unrealized (gains) losses in fair value	—	(147)		—	—	(147)
Net change in non-credit OTTI	—	(11,653)		7,056	—	(4,597)

Pension and postretirement benefits	—	—	—	—	2,472	2,472

Other Comprehensive Income (Loss)	7,716	(11,653)		7,056	2,472	5,591

Balance, September 30, 2011	$3,101	$(80,459)		$—	$(7,297)	$(84,655)

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

(1)
Includes subsequent changes in fair value not in excess of non-credit losses of $(30,644), non-credit losses on transferred securities of $(4,311), fair value adjustment on transferred securities of $3,421, non-credit losses recognized of $(3,530), and reversal of amounts in OCI for securities that have been sold of $2,697.

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

The following table presents our financial performance by operating segment:

	Three Months Ended			Nine Months Ended
September 30, 2011	Traditional	MPP	Total	Traditional	MPP	Total
Net Interest Income	$35,059	$20,904	$55,963	$102,399	$69,794	$172,193
Provision for Credit Losses	—	1,550	1,550	—	3,709	3,709
Other Income (Loss)	(3,511)	(1,299)	(4,810)	(28,885)	(1,766)	(30,651)
Other Expenses	15,298	560	15,858	41,334	1,737	43,071
Income Before Assessments	16,250	17,495	33,745	32,180	62,582	94,762
Total Assessments	1,934	1,747	3,681	6,734	13,709	20,443
Net Income	$14,316	$15,748	$30,064	$25,446	$48,873	$74,319

September 30, 2010
Net Interest Income	$54,092	$28,091	$82,183	$133,849	$66,048	$199,897
Provision for Credit Losses	—	—	—	—	—	—
Other Income (Loss)	2,484	(1,126)	1,358	(64,888)	(1,826)	(66,714)
Other Expenses	13,342	767	14,109	34,631	1,987	36,618
Income Before Assessments	43,234	26,198	69,432	34,330	62,235	96,565
Total Assessments, net	11,640	6,950	18,590	9,865	16,511	26,376
Net Income	$31,594	$19,248	$50,842	$24,465	$45,724	$70,189

The following table presents asset balances by segment:

By Date	Traditional	MPP	Total
September 30, 2011	$34,843,027	$6,106,846	$40,949,873
December 31, 2010	38,227,297	6,702,576	44,929,873

Note 16 - Estimated Fair Values

The fair value amounts, recorded on the Statement of Condition and presented in the note disclosures, have been determined by using available market information and our best judgment of appropriate valuation methods. These estimates are based on pertinent information available to us at September 30, 2011, and December 31, 2010. Although we use our best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values may not be indicative of the amounts that would have been realized in market transactions at the reporting dates.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following fair value summary table does not represent an estimate of our overall market value as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities among other considerations:

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
Financial Instruments	Value	Fair Value	Value	Fair Value
Assets:
Cash and Due from Banks	$316,241	$316,241	$11,676	$11,676
Interest-Bearing Deposits	82	82	3	3
Securities Purchased Under Agreements to Resell	500,000	500,000	750,000	750,000
Federal Funds Sold	3,470,000	3,470,054	7,325,000	7,325,100
AFS securities	3,013,080	3,013,080	3,237,916	3,237,916
HTM securities	8,845,089	8,984,045	8,471,827	8,513,391
Advances	18,564,064	18,769,841	18,275,364	18,354,184
Mortgage Loans Held for Portfolio, net	6,106,846	6,524,098	6,702,576	7,017,784
Accrued Interest Receivable	89,847	89,847	98,924	98,924
Derivative Assets	1,474	1,474	6,173	6,173
Rabbi trust assets (included in Other Assets)	12,292	12,292	12,893	12,893

Liabilities:
Deposits	1,245,566	1,245,566	584,928	584,928
Consolidated Obligations:
Discount Notes	6,980,697	6,981,336	8,924,687	8,924,782
CO Bonds	29,854,611	30,553,289	31,875,237	32,147,040
Accrued Interest Payable	111,636	111,636	133,862	133,862
Derivative Liabilities	140,325	140,325	657,030	657,030
MRCS	483,407	483,407	658,363	658,363

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

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Fair Value on a Recurring Basis. The following tables present the fair value of financial assets and liabilities by level within the fair value hierarchy which are recorded on a recurring basis on our Statement of Condition:

					Netting
September 30, 2011	Total	Level 1	Level 2	Level 3	Adjustment (1)
AFS securities:
GSE debentures	$2,023,968	$—	$2,023,968	$—	$—
TLGP debentures	322,806	—	322,806	—	—
Private-label RMBS	666,306	—	—	666,306	—
Total AFS securities	3,013,080	—	2,346,774	666,306	—
Derivative Assets:
Interest-rate related	823	—	102,598	—	(101,775)
Interest-rate futures/forwards	—	—	—	—	—
Mortgage delivery commitments	651	—	651	—	—
Total Derivative Assets	1,474	—	103,249	—	(101,775)
Rabbi Trust (included in Other Assets)	12,292	12,292	—	—	—
Total assets at fair value	$3,026,846	$12,292	$2,450,023	$666,306	$(101,775)

Derivative Liabilities:
Interest-rate related	$139,332	$—	$1,045,490	$—	$(906,158)
Interest-rate futures/forwards	902	—	902	—	—
Mortgage delivery commitments	91	—	91	—	—
Total Derivative Liabilities	140,325	—	1,046,483	—	(906,158)
Total liabilities at fair value	$140,325	$—	$1,046,483	$—	$(906,158)

December 31, 2010
AFS securities:
GSE debentures	$1,930,258	$—	$1,930,258	$—	$—
TLGP debentures	325,117	—	325,117	—	—
Private-label RMBS	982,541	—	—	982,541	—
Total AFS securities	3,237,916	—	2,255,375	982,541	—
Derivative Assets:
Interest-rate related	5,657	—	199,115	—	(193,458)
Interest-rate futures/forwards	241	—	241	—	—
Mortgage delivery commitments	275	—	275	—	—
Total Derivative Assets	6,173	—	199,631	—	(193,458)
Rabbi Trust (included in Other Assets)	12,893	12,893	—	—	—
Total assets at fair value	$3,256,982	$12,893	$2,455,006	$982,541	$(193,458)

Derivative Liabilities:
Interest-rate related	$656,018	$—	$874,854	$—	$(218,836)
Interest-rate futures/forwards	543	—	543	—	—
Mortgage delivery commitments	469	—	469	—	—
Total Derivative Liabilities	657,030	—	875,866	—	(218,836)
Total liabilities at fair value	$657,030	$—	$875,866	$—	$(218,836)

(1)
Amounts represent the effect of legally enforceable master netting agreements that allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same counterparties.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The table below presents a reconciliation of our AFS private-label RMBS measured at fair value on a recurring basis by using Level 3 significant inputs. We did not measure our AFS private-label RMBS at fair value on a recurring basis during the nine months ended September 30, 2010.

Nine Months Ended
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	September 30, 2011
Balance, beginning of period	$982,541
Total realized and unrealized gains (losses):
Included in net gains on sale of AFS securities	4,244
Included in net gains (losses) on changes in fair value included in Other Income (Loss)	(23,073)
Included in AOCI	(9,216)
Purchases, issuances, sales and settlements:
Sales	(161,305)
Settlements	(144,128)
Transfers from HTM to AFS securities	17,243
Balance, end of period	$666,306

Net gains (losses) included in Other Income (Loss) attributable to changes in fair value relating to assets still held at September 30, 2011	$(21,335)

Fair Value on a Nonrecurring Basis. We measure certain HTM securities at fair value on a nonrecurring basis. These assets are not carried at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances (e.g., when there is evidence of OTTI). These amounts fall under Level 3 in the fair value hierarchy.

As of September 30, 2011, and December 31, 2010, none of our HTM securities were carried at fair value.

Note 17 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts:

	September 30, 2011			December 31, 2010
By Commitment	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (1)	$332,868	$311,369	$644,237	$41,616	$485,220	$526,836
Unused lines of credit	785,762	—	785,762	762,418	—	762,418
Commitments to fund additional Advances (2)	19,022	—	19,022	15,633	—	15,633
Commitment to fund or purchase mortgage loans	116,724	—	116,724	57,063	—	57,063
Unsettled CO Bonds, at par (3)	105,000	—	105,000	412,000	—	412,000
Unsettled Discount Notes, at par	—	—	—	—	—	—

(1)	We had no outstanding commitments to issue standby letters of credit at September 30, 2011, or December 31, 2010.

(2)	Commitments to fund additional Advances are generally for periods up to 6 months.

(3)	Unsettled CO Bonds of $105,000 and $250,000, at September 30, 2011, and December 31, 2010, respectively, were hedged with associated interest-rate swaps.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Commitments to Extend Credit. Standby letters of credit are executed for members for a fee. A standby letter of credit is a financing arrangement between us and one of our members. Commitments to extend credit are fully collateralized at the time of issuance. If we are required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized Advance to the member. The original terms of these standby letters of credit, including related commitments, range from less than three months to 20 years, including a final expiration in 2029. The carrying value of guarantees related to standby letters of credit is recorded in Other Liabilities and was $4,606 and $5,859 at September 30, 2011, and December 31, 2010, respectively.

We monitor the creditworthiness of our standby letters of credit based on an evaluation of the financial condition of our members. We have established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit. Based on credit analyses performed by us as well as collateral requirements, we have not deemed it necessary to record any additional liability on these commitments. See Note 6 - Advances and Note 8 – Allowance for Credit Losses for more information.

Commitments to Fund or Purchase Mortgage Loans. Commitments that unconditionally obligate us to fund or purchase mortgage loans are generally for periods not to exceed 91 days. Such commitments are reported as Derivative Assets or Derivative Liabilities at their fair value.

Pledged Collateral. We generally execute derivatives with large banks and major broker-dealers and generally enter into bilateral pledge (collateral) agreements. We had pledged $804,317 and $31,200 of cash collateral, at par, at September 30, 2011, and December 31, 2010, respectively. At September 30, 2011, and December 31, 2010, we had not pledged any securities as collateral.

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

On May 9, 2011, we received a Derivatives Alternative Dispute Resolution notice from the Lehman bankruptcy estate. This matter is scheduled for mediation with a court-appointed mediator in December 2011. While we believe that we fully satisfied our obligation to Lehman and intend to vigorously defend this matter, we are unable to predict the timing or ultimate outcome of this matter.

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

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 18 - Transactions with Related Parties

For purposes of these financial statements, we define related parties as those members and former members and their affiliates with capital stock outstanding in excess of 10% of our total outstanding Capital Stock and MRCS. Transactions with such members are entered into in the normal course of business and are subject to the same eligibility and credit criteria, as well as the same terms and conditions, as other similar transactions, and do not involve more than the normal risk of collectability.

The following table presents significant outstanding balances with respect to transactions with related parties.

Balances with Related Parties	September 30, 2011	December 31, 2010
Advances, par value	$4,015,000	$4,626,477
% of Total Advances, par value	23%	26%
Mortgage Loans Held for Portfolio, UPB	$2,532,377	$2,863,456
% of Total Mortgage Loans Held for Portfolio, UPB	42%	43%
Capital Stock, including MRCS	$526,658	$618,807
% of Total Capital Stock, including MRCS	26%	27%

Transactions with Directors' Financial Institutions.  We provide, in the ordinary course of business, products and services to members whose officers or directors serve on our board of directors. In accordance with Finance Agency regulations, transactions with directors' financial institutions are made on the same terms as those with any other member.

We had Advances, Mortgage Loans Held for Portfolio, and Capital Stock outstanding (including MRCS) to directors' financial institutions as follows:

Balances with Directors' Financial Institutions	September 30, 2011	December 31, 2010
Advances, par value	$546,630	$4,408,276
% of Total Advances, par value	3%	25%
Mortgage Loans Held for Portfolio, UPB	$41,891	$758,879
% of Total Mortgage Loans Held for Portfolio, UPB	1%	11%
Capital Stock, including MRCS	$69,652	$406,555
% of Total Capital Stock, including MRCS	3%	18%

During the three and nine months ended September 30, 2011, and 2010, we acquired mortgage loans from directors' financial institutions, taking into account the dates of the directors' appointments and resignations, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Mortgage loans purchased from directors' financial institutions	$1,928	$30,129	$5,969	$35,262

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

Dollar amounts less than one million may not be reflected in this report and may not appear to agree to the Financial Statements due to rounding. Amounts used to calculate changes are based on numbers in the thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

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

The United States economy entered a recession in December 2007, which ended in June 2009. Many of the effects of this recession and the world-wide financial crisis continued through the first nine months of 2011, including serious pressures on earnings and capital at many financial institutions, high unemployment rates, high levels of mortgage delinquencies and foreclosures, and a depressed housing market. Delays in processing problem loans contributed to the backlog of distressed properties that has been building up, putting ongoing downward pressure on home prices.

According to the FOMC of the Federal Reserve Board, economic growth remains slow. The FOMC indicated that it will maintain the target range for the federal funds rate at 0.00-0.25%, as it continues to anticipate that economic conditions, including low rates of resource utilization, and subdued inflation trends, are likely to warrant exceptionally low levels of the federal funds rate at least through mid-2013.

The Bureau of Labor Statistics reported that Michigan's preliminary unemployment rate equaled 11.1% for September 2011, while Indiana's preliminary rate was 8.9%, compared to the United States rate of 9.1%. Lender Processing Services reported that Indiana had a non-current mortgage rate (loans past due 30 days or more) of 14.1%, and Michigan had a non-current mortgage rate of 12.1% for August 2011, compared to the national rate of 12.2%.

In its most recent forecast, the Center for Econometric Research at Indiana University stated that its current forecast for the Indiana economy has turned more optimistic for both employment and the growth rate of personal income. The most recent forecast published by the Research Seminar in Quantitative Economics at the University of Michigan states that the Michigan economy is continuing its recovery from its low point in late 2009. University of Michigan economists expect state job growth to to be near zero for the last quarter of 2011 with job growth resuming at a moderate pace of 0.8% for 2012. We believe the overall economic outlook for our district is showing some signs of improvement but will continue to trail the overall United States economy.

Financial Trends in the Capital Markets. The Office of Finance, our fiscal agent, issues debt in the global capital markets on behalf of the 12 FHLBanks in the form of Consolidated Obligations, which include CO Bonds and Discount Notes. Our funding operations are dependent on debt issued by the Office of Finance, and the issuance of our debt is affected by events in the capital markets.

On August 2, 2011, Moody's confirmed the Aaa rating on the FHLBank System's Consolidated Obligations and changed the rating outlook to negative at the same time that Moody's confirmed the Aaa bond rating of the United States government and changed the rating outlook to negative. On August 5, 2011, S&P lowered its long-term sovereign rating on the United States government to AA+ from AAA and affirmed its A-1+ short-term credit rating on the United States government. S&P removed both ratings from CreditWatch, where they were placed on July 15, 2011, with negative implications. Due to our status as a GSE and the application of S&P's government-related entity criteria, our issuer rating is constrained by the long-term sovereign credit rating of the United States government. On August 8, 2011, S&P announced that it had lowered the issuer credit ratings of 10 of 12 FHLBanks (including us) and the rating on the FHLBank System's Consolidated Obligations to AA+ from AAA. All 12 of the FHLBanks are currently rated AA+ with outlook negative. S&P affirmed the FHLBanks' short-term issuer ratings at A-1+ and removed all of the ratings from CreditWatch. These changes have not had a material adverse impact on our funding costs.

The FOMC intends to purchase $400 billion of United States Treasury securities with remaining maturities of six to thirty years and to sell an equal amount of United States Treasury securities with remaining maturities of three years or less by the end of June 2012 in order to extend the average maturity of its securities holdings. This program should put downward pressure on longer-term interest rates and help make broader financial conditions more likely to stimulate economic growth. To help support conditions in the mortgage markets, the FOMC will now reinvest principal payments from its holdings of agency debt and agency MBS in agency MBS. In addition, the FOMC will maintain its existing policy of replacing maturing United States Treasury securities at auction. The FOMC will regularly review the size and composition of its securities holdings in light of incoming information and is prepared to adjust those holdings as needed to best foster maximum employment and price stability.

Taxable money market fund assets declined through early August 2011, but recovered somewhat during the remainder of the third quarter of 2011. As a subset of those assets, taxable money market fund investments allocated to the "United States Other Agency" category were generally higher in the third quarter of 2011.

Summary of Operating Results. Our overall results are dependent on the market environment and, in particular, our members' demand for wholesale funding and their sales of mortgage loans to us. As part of their overall business strategy, our depository members typically use wholesale funding, in the form of Advances, along with other sources of funding, such as retail deposits, as a source of liquidity and to fund residential mortgage loans in their portfolio. Periods of economic growth have led to significant use of wholesale funds by our depository members because they typically fund expansion by using either wholesale or retail borrowing. Conversely, slow economic growth has tended to decrease our depository members' wholesale borrowing activity.

Our insurance company members have different business models and are subject to different regulations; therefore, their demand for Advances is not always correlated with our depository members. Our insurance company members tend to use Advances as a source of liquidity and/or for asset/liability management.

Member demand for Advances and the MPP is also influenced by the steepness of the yield curve, as well as the availability and cost of other sources of wholesale or government funding. Advances to insurance company members, an increasing part of our membership and focus of our business, increased during the first nine months of 2011. However, Advances to depository members decreased due to repayments and decreased demand related to various economic factors such as growth in our members' deposits and low loan demand at our members' institutions. Mortgage Loans Held for Portfolio also decreased as purchases were not large enough to fully offset the reduction due to repayments.

The market turmoil in 2008 and 2009 created opportunities to generate spreads well above historic levels on certain types of transactions. The frequency and level of higher-spread investment opportunities has diminished, as spreads on our Advances and short-term investments have begun to normalize. We expect Net Interest Income to continue to decline as spreads on our mortgage-related assets revert to normal levels. However, these spreads could be influenced by unexpected changes in the market environment.

Summary of Selected Financial Data

The following table presents a summary of certain financial information as of and for the periods indicated ($ amounts in millions):

	As of and for the Three Months Ended
	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Statement of Condition:
Total Assets	$40,950	$40,059	$43,901	$44,930	$44,862
Advances	18,564	17,476	17,679	18,275	18,914
Investments (1)	15,828	14,624	19,274	19,785	19,294
Mortgage Loans Held for Portfolio	6,110	6,283	6,469	6,703	6,487
Allowance for loan losses	(3)	(2)	(1)	(1)	—
Discount Notes	6,981	9,993	8,489	8,925	9,728
CO Bonds	29,855	26,068	31,287	31,875	30,548
Total Consolidated Obligations	36,836	36,061	39,776	40,800	40,276
MRCS	483	515	658	658	782
Capital Stock, Class B Putable	1,553	1,490	1,614	1,610	1,733
Retained Earnings	472	451	437	427	396
AOCI	(85)	(57)	(60)	(90)	(255)
Total Capital	1,940	1,884	1,991	1,947	1,874

Statement of Income:
Net Interest Income	56	56	60	67	82
Provision for Credit Losses	2	1	1	1	—
Net OTTI losses	(5)	(3)	(18)	(2)	— (a)
Other Income (Loss), excluding net OTTI losses	—	(5)	—	11	1
Other Expenses	16	14	13	19	14
Total Assessments	3	9	8	15	18
Net Income	30	24	20	41	51

Selected Financial Ratios:
Return on average equity (2)	6.19%	4.96%	4.08%	8.76%	10.96%
Return on average assets	0.29%	0.23%	0.18%	0.35%	0.45%
Dividend payout ratio (3)	32.76%	40.72%	53.14%	21.40%	12.67%
Net interest margin (4)	0.54%	0.53%	0.55%	0.58%	0.72%
Total capital ratio (5)	4.74%	4.70%	4.54%	4.33%	4.18%
Total regulatory capital ratio (6)	6.12%	6.13%	6.17%	6.00%	6.49%
Average equity to average assets	4.67%	4.63%	4.43%	4.03%	4.09%
Weighted average dividend rate, Class B stock (7)	2.50%	2.50%	2.50%	2.00%	1.50%
Par amount of outstanding Consolidated Obligations for all 12 FHLBanks	$696,606	$727,475	$765,980	$796,374	$806,006

(1)	Investments consist of Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, Federal Funds Sold, AFS securities, HTM securities, and loans to other FHLBanks.

(2)	Return on average equity is Net Income expressed as a percentage of average total capital.

(3)	The dividend payout ratio is calculated by dividing dividends paid in cash during the period by Net Income (Loss) for the period.

(4)	Net interest margin is Net Interest Income expressed as a percentage of average interest-earning assets.

(5)	Total capital ratio is Capital Stock plus Retained Earnings and AOCI expressed as a percentage of period-end Total Assets.

(6)	Total regulatory capital ratio is Capital Stock plus Retained Earnings and MRCS expressed as a percentage of period-end Total Assets.

(7)	The weighted average dividend rate is calculated by dividing dividends paid in cash during the period by the average of Capital Stock eligible for dividends (i.e., excludes MRCS).

(a)	Due to the rounding of quarterly and year-to-date amounts, the actual amount of $0.6 million is shown as zero for the three months ended September 30, 2010.

Results of Operations for the Three and Nine Months Ended September 30, 2011, and 2010

Net Income. Net Income was $30.1 million for the three months ended September 30, 2011, a decrease of $20.8 million compared to the same period in 2010. The decrease was primarily due to lower Net Interest Income After Provision for Credit Losses, partially offset by a decrease in total assessments resulting from the satisfaction of our obligation to the Resolution Funding Corporation as of June 30, 2011. Net Interest Income After Provision for Credit Losses decreased by $27.8 million or 34% for the third quarter of 2011, compared to the same period in 2010, primarily due to contracting spreads, a reduction in prepayment fees on Advances and lower levels of interest-earning assets.

Net Income was $74.3 million for the nine months ended September 30, 2011, an increase of $4.1 million or 6% compared to the same period in 2010. The increase was primarily due to lower OTTI credit losses on our private-label MBS that totaled $26.4 million for the first nine months of 2011, compared to $68.4 million for the same period in 2010. The decrease in OTTI credit losses was partially offset by lower Net Interest Income After Provision for Credit Losses, which decreased by $31.4 million or 16% for the first nine months of 2011, compared to the same period in 2010, primarily due to lower levels of interest-earning assets, a reduction in prepayment fees on Advances and contracting spreads.

The following table presents the comparative highlights of our results of operations ($ amounts in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
Comparative Highlights	2011	2010	Change	Change	2011	2010	Change	Change
Net Interest Income After Provision for Credit Losses	$54	$82	$(28)	(34%)	$168	$200	$(32)	(16%)
Other Income (Loss)	(5)	1	(6)	(454%)	(31)	(67)	36	54%
Other Expenses	16	14	2	12%	43	37	6	18%
Income Before Assessments	33	69	(36)	(51%)	94	96	(2)	(2%)
Total Assessments	3	18	(15)	(80%)	20	26	(6)	(22%)
Net Income	$30	$51	$(21)	(41%)	$74	$70	$4	6%

Analysis of Results of Operations for the Three and Nine Months Ended September 30, 2011, and 2010

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

Factors that decreased Net Interest Income After Provision for Credit Losses for the three and nine months ended September 30, 2011, compared to the same period in 2010, included:

•	lower average balances of Federal Funds Sold and Securities Purchased Under Agreements to Resell, Advances and Mortgage Loans Held for Portfolio, as shown in the tables below;

•	lower prepayment fee income on Advances;

•	narrower spreads on Investment securities, Federal Funds Sold and Securities Purchased Under Agreements to Resell; and

•	an increase in the provision for losses on Mortgage Loans Held for Portfolio.

These decreases were partially offset by wider spreads on Advances and Mortgage Loans Held for Portfolio, primarily due to the replacement of higher-costing debt with lower-costing debt reflecting the current low interest-rate environment.

See Net Gains (Losses) on Derivatives and Hedging Activities herein for information on the net effect of derivatives on our Net Interest Income.

The following tables present average balances, interest income and expense, and average yields of our major categories of interest-earning assets and the sources funding those interest-earning assets ($ amounts in millions):

	Three Months Ended September 30,
	2011			2010
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
Assets:
Federal Funds Sold and Securities Purchased Under Agreements to Resell	$4,355	$1	0.09%	$7,369	$5	0.25%
Investment securities (1)	11,827	55	1.84%	11,090	66	2.35%
Advances (2)	18,054	43	0.95%	19,757	64	1.29%
Mortgage Loans Held for Portfolio (2)	6,202	72	4.63%	6,632	90	5.41%
Other Assets (interest-earning) (3)	511	(1)	(0.84%)	222	1	1.47%
Total interest-earning assets	40,949	170	1.65%	45,070	226	1.99%
Other Assets (4)	334			(8)
Total Assets	$41,283			$45,062

Liabilities and Capital:
Interest-Bearing Deposits	$1,275	—	0.01%	$618	—	0.05%
Discount Notes	8,663	2	0.09%	7,634	4	0.18%
CO Bonds (2)	27,738	109	1.56%	32,400	138	1.69%
MRCS	495	3	2.46%	782	2	1.05%
Other borrowings	—	—	—%	1	—	—%
Total interest-bearing liabilities	38,171	114	1.19%	41,435	144	1.38%
Other Liabilities	1,184			1,786
Total Capital	1,928			1,841
Total Liabilities and Capital	$41,283			$45,062
Net Interest Income and net spread on interest-earning assets less interest-bearing liabilities		$56	0.46%		$82	0.61%
Net interest margin	0.54%			0.72%
Average interest-earning assets to interest-bearing liabilities	1.07			1.09

	Nine Months Ended September 30,
	2011			2010
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
Assets:
Federal Funds Sold and Securities Purchased Under Agreements to Resell	$6,284	$7	0.14%	$8,207	$13	0.21%
Investment securities (1)	11,810	174	1.97%	10,466	196	2.50%
Advances (2)	17,775	124	0.94%	20,902	167	1.07%
Mortgage Loans Held for Portfolio (2)	6,389	229	4.79%	6,879	264	5.14%
Other Assets (interest-earning) (3)	201	—	(0.31%)	160	1	0.63%
Total interest-earning assets	42,459	534	1.68%	46,614	641	1.84%
Other Assets (4)	328			(24)
Total Assets	$42,787			$46,590

Liabilities and Capital:
Interest-Bearing Deposits	$938	—	0.02%	$732	—	0.04%
Discount Notes	8,687	7	0.11%	8,975	11	0.16%
CO Bonds (2)	29,507	343	1.55%	32,761	421	1.72%
MRCS	589	12	2.64%	769	9	1.61%
Other borrowings	—	—	—%	—	—	—%
Total interest-bearing liabilities	39,721	362	1.22%	43,237	441	1.37%
Other Liabilities	1,108			1,554
Total Capital	1,958			1,799
Total Liabilities and Capital	$42,787			$46,590
Net Interest Income and net spread on interest-earning assets less interest-bearing liabilities		$172	0.46%		$200	0.47%
Net interest margin	0.54%			0.57%
Average interest-earning assets to interest-bearing liabilities	1.07			1.08

(1)
The average balances of investment securities are reflected at amortized cost; therefore, the resulting yields do not reflect changes in fair value that are reflected as a component of AOCI, nor do they include the effect of OTTI related non-credit losses. Interest income/expense includes the effect of associated interest-rate exchange agreements.

(2)
Interest income/expense and average yield include all other components of interest, including the impact of net interest payments or receipts on derivatives, hedge accounting amortization, and Advance prepayment fees.

(3)	Other Assets (interest-earning) consists of Interest-Bearing Deposits, loans to other FHLBanks, and rabbi trust assets which are carried at fair value.

(4)	Includes changes in fair value and the effect of OTTI related non-credit losses on AFS and HTM securities for purposes of the table.

The following table presents changes in Interest Income and Interest Expense ($ amounts in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011 vs. 2010			2011 vs. 2010
	Volume	Rate	Total	Volume	Rate	Total
Increase (Decrease) in Interest Income:
Federal Funds Sold and Securities Purchased Under Agreements to Resell	$(2)	$(2)	$(4)	$(3)	$(3)	$(6)
Investment securities	4	(15)	(11)	23	(45)	(22)
Advances	(5)	(16)	(21)	(24)	(19)	(43)
Mortgage Loans Held for Portfolio	(6)	(12)	(18)	(18)	(17)	(35)
Other Assets, net	—	(2)	(2)	—	(1)	(1)
Total	(9)	(47)	(56)	(22)	(85)	(107)
Increase (Decrease) in Interest Expense:
Interest-Bearing Deposits	—	—	—	—	—	—
Discount Notes	—	(2)	(2)	—	(4)	(4)
CO Bonds	(19)	(10)	(29)	(40)	(38)	(78)
MRCS	(1)	2	1	(2)	5	3
Other borrowings	—	—	—	—	—	—
Total	(20)	(10)	(30)	(42)	(37)	(79)
Increase (Decrease) in Net Interest Income Before Provision for Credit Losses	$11	$(37)	$(26)	$20	$(48)	$(28)

Changes in both volume and interest rates influence changes in Net Interest Income and net interest margin. Changes in Interest Income and Interest Expense that are not identifiable as either volume-related or rate-related, but are attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the volume and rate changes.

Other Income (Loss). The following table presents the components of Other Income (Loss) ($ amounts in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Components	2011	2010	2011	2010
Total OTTI losses	$(2)	$—	$(5)	$(22)
Portion of Impairment Losses Reclassified to (from) Other Comprehensive Income (Loss) (1)	(3)	—	(21)	(46)
Net OTTI credit losses (1)	(5)	—	(26)	(68)
Net Realized Gains from Sale of Available-for-Sale Securities	6	—	4	—
Net Gains (Losses) on Derivatives and Hedging Activities	(7)	2	(11)	—
Service Fees	1	—	1	—
Standby Letters of Credit Fees	—	—	1	1
Loss on Extinguishment of Debt	—	(1)	—	(1)
Other, net	—	—	—	1
Total Other Income (Loss)	$(5)	$1	$(31)	$(67)

(1)	Due to the rounding of quarterly and year-to-date amounts, the actual amount of $0.6 million is shown as zero for the three months ended September 30, 2010.

The unfavorable change in Other Income (Loss) for the three months ended September 30, 2011, compared to the same period in 2010, was primarily due to net losses on derivatives and hedging activities and net OTTI credit losses on certain private-label RMBS. The favorable change in Other Income (Loss) for the nine months ended September 30, 2011, compared to the same period in 2010, was primarily due to the lower net OTTI credit losses on certain private-label RMBS, partially offset by net losses on derivatives and hedging activities. The effect of the net OTTI credit losses on Other Income (Loss) is presented in Results of OTTI Evaluation Process below. The net effect of derivatives on our Net Interest Income and Other Income (Loss) is presented in Net Gains (Losses) on Derivatives and Hedging Activities below.

Results of OTTI Evaluation Process. As a result of our evaluations, during the three and nine months ended September 30, 2011, and 2010, we recognized OTTI on private-label RMBS as shown in the table below ($ amounts in millions):

		Impairment
	Total	Related to All Other	Impairment Related to
Three Months Ended September 30, 2011	Impairment	Factors	Credit Loss
Impairment on securities for which OTTI was not previously recognized	$—	$—	$—
Additional impairment on securities for which OTTI was previously recognized	(2)	(3)	(5)
Total	$(2)	$(3)	$(5)

Three Months Ended September 30, 2010
Impairment on securities for which OTTI was not previously recognized	$—	$—	$—
Additional impairment on securities for which OTTI was previously recognized (1)	—	—	—
Total	$—	$—	$—

Nine Months Ended September 30, 2011
Impairment on securities for which OTTI was not previously recognized	$—	$—	$—
Additional impairment on securities for which OTTI was previously recognized	(5)	(21)	(26)
Total	$(5)	$(21)	$(26)

Nine Months Ended September 30, 2010
Impairment on securities for which OTTI was not previously recognized	$(21)	$17	$(4)
Additional impairment on securities for which OTTI was previously recognized	(1)	(63)	(64)
Total	$(22)	$(46)	$(68)

(1)	Due to the rounding of quarterly and year-to-date amounts, the actual amount of $0.6 million is shown as zero for the three months ended September 30, 2010.

Net Gains (Losses) on Derivatives and Hedging Activities. Due to volatility in the overall interest rate environment, our Net Gains (Losses) on Derivatives and Hedging Activities fluctuate as we hedge our asset risk exposures. In general, we hold derivatives and associated hedged instruments, and certain assets and liabilities that are carried at fair value, to the maturity, call, or put date. Therefore, due to timing, nearly all of the cumulative net gains and losses for these financial instruments will generally reverse over the remaining contractual terms of the hedged financial instruments. The increases in gains (losses) on fair-value hedges for the three and nine months ended September 30, 2011, compared to the same periods in 2010, were primarily due to timing and changes in benchmark interest rates that had a greater adverse impact on swaps than the swapped Advances. The tables below present the net effect of derivatives on Net Interest Income and Other Income (Loss), within the line Net Gains (Losses) on Derivatives and Hedging Activities, by type of hedge and hedged item ($ amounts in millions):

Three Months Ended September 30, 2011	Advances	Investments	Mortgage Loans	CO Bonds	Discount Notes	Total
Net Interest Income:
Amortization/accretion of hedging activities in net interest income (1)	$—	$3	$(3)	$1	$—	$1
Net interest settlements included in net interest income (2)	(77)	(21)	—	25	—	(73)
Total Net Interest Income	(77)	(18)	(3)	26	—	(72)
Net Gains (Losses) on Derivatives and Hedging Activities:
Gains (losses) on fair-value hedges	(3)	(1)	—	—	—	(4)
Gains (losses) on derivatives not receiving hedge accounting	—	(1)	(2)	—	—	(3)
Net Gains (Losses) on Derivatives and Hedging Activities	(3)	(2)	(2)	—	—	(7)
Total net effect of derivatives and hedging activities	$(80)	$(20)	$(5)	$26	$—	$(79)

Three Months Ended September 30, 2010
Net Interest Income:
Amortization/accretion of hedging activities in net interest income (1)	$—	$2	$1	$1	$—	$4
Net interest settlements included in net interest income (2)	(110)	(19)	—	38	—	(91)
Total Net Interest Income	(110)	(17)	1	39	—	(87)
Net Gains (Losses) on Derivatives and Hedging Activities:
Gains (losses) on fair-value hedges	6	(1)	—	(2)	—	3
Gains (losses) on derivatives not receiving hedge accounting	—	—	(1)	—	—	(1)
Net Gains (Losses) on Derivatives and Hedging Activities	6	(1)	(1)	(2)	—	2
Total net effect of derivatives and hedging activities	$(104)	$(18)	$—	$37	$—	$(85)

Nine Months Ended September 30, 2011	Advances	Investments	Mortgage Loans	CO Bonds	Discount Notes	Total
Net Interest Income:
Amortization/accretion of hedging activities in net interest income (1)	$—	$10	$(4)	$2	$—	$8
Net interest settlements included in net interest income (2)	(234)	(63)	—	87	—	(210)
Total Net Interest Income	(234)	(53)	(4)	89	—	(202)
Net Gains (Losses) on Derivatives and Hedging Activities:
Gains (losses) on fair-value hedges	(6)	(1)	—	—	—	(7)
Gains (losses) on derivatives not receiving hedge accounting	—	(2)	(2)	—	—	(4)
Net Gains (Losses) on Derivatives and Hedging Activities	(6)	(3)	(2)	—	—	(11)
Total net effect of derivatives and hedging activities	$(240)	$(56)	$(6)	$89	$—	$(213)

Nine Months Ended September 30, 2010
Net Interest Income:
Amortization/accretion of hedging activities in net interest income (1)	$—	$7	$(3)	$4	$—	$8
Net interest settlements included in net interest income (2)	(373)	(57)	—	150	—	(280)
Total Net Interest Income	(373)	(50)	(3)	154	—	(272)
Net Gains (Losses) on Derivatives and Hedging Activities:
Gains (losses) on fair-value hedges	4	(1)	—	(1)	—	2
Gains (losses) on derivatives not receiving hedge accounting	(1)	—	(2)	1	—	(2)
Net Gains (Losses) on Derivatives and Hedging Activities	3	(1)	(2)	—	—	—
Total net effect of derivatives and hedging activities	$(370)	$(51)	$(5)	$154	$—	$(272)

(1)	Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income/expense on derivatives included in Net Interest Income.

Other Expenses. The following table presents the components of Other Expenses ($ amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Components	2011	2010	2011	2010
Compensation and Benefits	$10	$10	$27	$23
Other Operating Expenses	4	3	10	9
Finance Agency and Office of Finance Expenses	2	1	5	3
Other	—	—	1	1
Total Other Expenses	$16	$14	$43	$36

The increase in Other Expenses for the nine months ended September 30, 2011, compared to the same period in 2010, was primarily due to increased compensation and benefit expenses, which were mainly attributable to additional staff needed to support operating systems enhancements and compliance-related initiatives, as well as increased retirement plan costs due to a lower discount rate used to calculate the benefit obligation.

Total Assessments.

AHP. The FHLBanks are required to set aside annually, in the aggregate, the greater of $100 million or 10% of their net earnings to fund the AHP. For purposes of the AHP calculation, net earnings is defined as net income before assessments, plus interest expense related to mandatorily redeemable capital stock, less the assessment for REFCORP, if applicable. Each FHLBank's required annual AHP contribution is limited to its annual net earnings. Our AHP expense fluctuates in accordance with our Income Before Assessments.

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

However, the aggregate payments made by the FHLBanks exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening the remaining term to June 30, 2011. On August 5, 2011, the Finance Agency certified that the FHLBanks fully satisfied their REFCORP obligation. See Liquidity and Capital Resources - Joint Capital Enhancement Agreement for information about the amended JCE Agreement that became operational when our REFCORP obligation was satisfied.

As a result, we did not have any REFCORP expense for the three months ended September 30, 2011. Prior to the three months ended September 30, 2011, our REFCORP expense fluctuated in accordance with our Income Before Assessments.

Business Segments

Our products and services are grouped within two business segments: Traditional and MPP.

The Traditional business segment includes credit services (such as Advances, letters of credit, and lines of credit), investments (including Federal Funds Sold, Securities Purchased Under Agreement to Resell, AFS securities, and HTM securities) and deposits.

The following table presents our financial performance for this operating segment ($ amounts in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Traditional Segment	2011	2010	2011	2010
Net Interest Income	$34	$54	$102	$134
Provision for Credit Losses	—	—	—	—
Other Income (Loss)	(3)	2	(29)	(65)
Other Expenses	15	13	41	35
Income Before Assessments	16	43	32	34
Total Assessments	2	12	7	10
Net Income	$14	$31	$25	$24

The decrease in Net Income for the Traditional segment for the three months ended September 30, 2011, compared to the same period in 2010, was primarily due to:

•	a decrease in Net Interest Income primarily resulting from contracting spreads, lower levels of interest-earning assets and a reduction in prepayment fees on Advances; and

•
a decrease in Other Income (Loss) primarily resulting from net losses on derivatives and hedging activities and net OTTI credit losses on certain private-label RMBS, as described in Results of Operations for the Three and Nine Months Ended September 30, 2011, and 2010 - Other Income - Results of OTTI Evaluation Process herein.

These decreases were partially offset by lower Total Assessments, which were directly attributable to the satisfaction of our obligation to REFCORP and the lower Income Before Assessments.

The increase in Net Income for the Traditional segment for the nine months ended September 30, 2011, compared to the same period in 2010, was primarily due to:

•	an increase in Other Income (Loss) that substantially resulted from the lower OTTI credit losses on certain private-label RMBS; and

•	lower Total Assessments, which were directly attributable to the satisfaction of our obligation to REFCORP and the lower Income Before Assessments.

These changes were partially offset by:

•	a decrease in Net Interest Income primarily resulting from contracting spreads, lower levels of interest-earning assets and a reduction in prepayment fees on Advances; and

•
an increase in Other Expenses primarily resulting from increased compensation and benefit expenses, which were mainly attributable to additional staff needed to support operating systems enhancements and compliance-related initiatives, as well as increased retirement plan costs due to a lower discount rate used to calculate the benefit obligation.

The MPP business segment consists of mortgage loans purchased from our members. The following table presents our financial performance for this operating segment ($ amounts in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
MPP Segment	2011	2010	2011	2010
Net Interest Income	$22	$28	$70	$66
Provision for Credit Losses	2	—	4	—
Other Income (Loss)	(2)	(1)	(2)	(2)
Other Expenses	1	1	2	2
Income Before Assessments	17	26	62	62
Total Assessments	1	6	13	16
Net Income	$16	$20	$49	$46

The decrease in Net Income for the MPP segment for the three months ended September 30, 2011, compared to the same period in 2010, was primarily due to lower Net Interest Income resulting from spreads that have begun to normalize, the lower average balance of MPP loans and the provision for loan losses, partially offset by lower Total Assessments, which were directly attributable to the satisfaction of our obligation to REFCORP and the lower Income Before Assessments.

The increase in Net Income for the MPP segment for the nine months ended September 30, 2011, compared to the same period in 2010, was primarily due to lower Total Assessments, which were directly attributable to the satisfaction of our obligation to REFCORP. Net Interest Income increased due to higher spreads attributable to the replacement of higher-costing debt with lower-costing debt reflecting the current low interest-rate environment, but was partially offset by the lower average balance of MPP loans. The increase in Net Interest Income was offset by the Provision for Credit Losses.

Analysis of Financial Condition

Total Assets. Total Assets were $40.9 billion as of September 30, 2011, a decrease of 9% compared to December 31, 2010. This decrease of $4.0 billion was primarily due to net decreases of $3.8 billion in cash and short-term investments and $0.6 billion in Mortgage Loans Held for Portfolio, partially offset by an increase in Advances of $0.3 billion.

Advances. Advances totaled $18.6 billion at September 30, 2011, an increase of 1.6% compared to December 31, 2010. This increase was primarily due to a 42% increase in the par value of Advances to insurance company members, which totaled $7.4 billion at September 30, 2011, partially offset by a 9% reduction in the par value of Advances to depository members resulting from repayments and our members' reduced need for liquidity in the current economic environment. In general, Advances fluctuate in accordance with our members' funding needs related to their deposit levels, mortgage pipelines, investment opportunities, available collateral, other balance sheet strategies, and the cost of alternative funding opportunities.

A breakdown of Advances by primary product line is presented below ($ amounts in millions):

	September 30, 2011		December 31, 2010
		% of		% of
By Primary Product Line	Amount	Total	Amount	Total
Fixed-rate
Fixed-rate (1)	$12,360	70%	$11,959	68%
Amortizing/mortgage matched (2)	1,886	11%	1,789	10%
Other	570	3%	15	—%
Total fixed-rate	14,816	84%	13,763	78%
Adjustable/variable-rate indexed	2,896	16%	3,875	22%
Total Advances, par value	17,712	100%	17,638	100%
Total adjustments (unamortized discounts, hedging and other)	852		637
Total Advances	$18,564		$18,275

(1)	Includes fixed-rate bullet and putable Advances

(2)	Includes fixed-rate amortizing Advances

Mortgage Loans Held for Portfolio. We purchase mortgage loans from our members through our MPP. On November 29, 2010, we began offering MPP Advantage for new MPP loans, which utilizes an enhanced fixed LRA account for additional credit enhancement consistent with Finance Agency regulations, instead of utilizing coverage from SMI providers. The only substantive difference between our original MPP and MPP Advantage is the credit enhancement structure. Upon implementation of MPP Advantage, the original MPP was phased out and is no longer being used for acquisitions of new loans. There were 149 loans purchased under MCCs that remained open for the contractual fill-up period at the November 30, 2010, transition date. The final settlements under these MCCs occurred on March 4, 2011. Under MPP Advantage, we have purchased 1,722 mortgage loans for $237.3 million through September 30, 2011, compared to 52 loans for $5.9 million through December 31, 2010. See Risk Management - MPP for more detailed information about the credit enhancement structures for our original MPP and MPP Advantage.

At September 30, 2011, we held $6.1 billion of loans purchased through our original MPP program and MPP Advantage, a decrease of 9% compared to December 31, 2010. The decrease was primarily due to repayments of outstanding mortgage loans exceeding the purchases of new loans. In general, the volume of mortgage loans purchased through the MPP is affected by several factors, including the general level of housing activity in the United States, the level of refinancing activity, and consumer product preferences.

Cash and Investments. The following table presents the components of our cash and investments at carrying value ($ amounts in millions):

Components of Cash and Investments	September 30, 2011	December 31, 2010
Cash and short-term investments:
Cash and Due from Banks	$316	$12
Interest-Bearing Deposits	—	—
Securities Purchased Under Agreements to Resell	500	750
Federal Funds Sold	3,470	7,325
Total cash and short-term investments	4,286	8,087
Investment Securities:
AFS securities:
GSE debentures	2,024	1,930
TLGP debentures	323	325
Private-label MBS	666	983
Total AFS securities	3,013	3,238
HTM securities:
GSE debentures	294	294
TLGP debentures	1,930	2,066
Other U.S. obligations - guaranteed RMBS	2,769	2,327
GSE RMBS	3,377	3,044
Private-label MBS	455	719
Private-label ABS	20	22
Total HTM securities	8,845	8,472
Total investment securities	11,858	11,710
Total Cash and Investments, carrying value	$16,144	$19,797

Cash and Short-Term Investments. Cash and short-term investments totaled $4.3 billion at September 30, 2011, a decrease of 47% compared to December 31, 2010. However, we remain in compliance with all liquidity requirements. The decrease was primarily due to decreases of $3.9 billion in Federal Funds Sold and $0.3 billion in Securities Purchased Under Agreements to Resell resulting from a managed reduction in short-term investments. The composition of our short-term investment portfolio is influenced by our liquidity needs and the availability of short-term investments at attractive interest rates, relative to our cost of funds. See Liquidity and Capital Resources below for more information.

Available-for-Sale Securities. AFS securities totaled $3.0 billion at September 30, 2011, a decrease of 7% compared to December 31, 2010. The decrease was primarily due to paydowns and the sale of six private-label MBS. As a result of previously recognizing OTTI credit losses totaling $29.8 million on those securities, we realized a net gain on the sales of $4.2 million. Even though these six securities were sold, as of September 30, 2011, we had no intention to sell the remaining OTTI AFS securities, nor did we consider it more likely than not that we will be required to sell these securities before our anticipated recovery of each security's remaining amortized cost basis. However, in the future we may decide to sell these securities if conditions, strategies, risk tolerances or other factors change.

In the three months ended September 30, 2011, we transferred one private-label RMBS to AFS from HTM due to management's change in intent to no longer necessarily hold this security to maturity resulting from a significant deterioration in the creditworthiness of the issuer and other factors. Such deterioration was evidenced by an OTTI credit loss for this security in the three months ended September 30, 2011. At the time of transfer, this security had an unpaid principal balance of $19.4 million and a net carrying value (i.e., amortized cost net of non-credit losses) of $13.8 million.

Held-to-Maturity Securities. HTM securities totaled $8.8 billion at September 30, 2011, an increase of 4% compared to December 31, 2010, primarily due to purchases of agency MBS.

Total Liabilities. Total Liabilities were $39.0 billion at September 30, 2011, a decrease of 9% compared to December 31, 2010. This decrease of $4.0 billion was due to a decrease of $4.0 billion in Consolidated Obligations.

Deposits (Liabilities). Total Deposits were $1.2 billion at September 30, 2011, an increase of 113% compared to December 31, 2010. These deposits represent a relatively small portion of our funding, and they vary depending upon market factors, such as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' investment preferences with respect to the maturity of their investments, and member liquidity.

Consolidated Obligations. At September 30, 2011, the carrying values of our Discount Notes and CO Bonds totaled $7.0 billion and $29.9 billion, respectively, compared to $8.9 billion and $31.9 billion, respectively, at December 31, 2010. The overall balance of our Consolidated Obligations fluctuates in relation to our Total Assets. The carrying value of our Discount Notes was 19% of total Consolidated Obligations at September 30, 2011, compared to 22% at December 31, 2010. Discount Notes are issued primarily to provide short-term funds while CO Bonds are issued to provide longer-term funding. The composition of our Consolidated Obligations can fluctuate significantly based on comparative changes in their cost levels, supply and demand conditions, Advance demand, money market investment balances, and our balance sheet management strategy.

Derivatives. As of September 30, 2011, and December 31, 2010, we had Derivative Assets, net of collateral held or posted including accrued interest, with fair values of $1.5 million and $6.2 million, respectively, and Derivative Liabilities, net of collateral held or posted including accrued interest, with fair values of $140.3 million and $657.0 million, respectively. We classify interest-rate swaps as derivative assets or liabilities according to the positive or negative net fair value of the interest-rate swaps with each counterparty. Increases and decreases in the fair value of derivatives are primarily caused by market changes in the derivatives' underlying interest-rate index. Therefore, these fair values reflect the impact of interest-rate changes.

Total Capital. Total Capital was $1.9 billion at September 30, 2011, a decrease of 0.4% compared to December 31, 2010. This decrease was primarily due to a repurchase of the excess capital stock included in Capital Stock of $125.9 million, partially offset by the proceeds from the sale of Capital Stock of $106.4 million and increases in Retained Earnings of $44.0 million and AOCI of $5.6 million. The increase in AOCI included a reclassification of OTTI non-credit losses of $21.8 million from AOCI to Other Income (Loss).

See Liquidity and Capital Resources - Capital Resources - Joint Capital Enhancement Agreement for information about the JCE Agreement that became effective on February 28, 2011.

Liquidity and Capital Resources

Liquidity. Our cash and short-term investments portfolio totaled $4.3 billion at September 30, 2011. We manage our short-term investment portfolio in response to economic conditions and market events and uncertainties. As a result, the overall level of our short-term investment portfolio may fluctuate accordingly. The maturities of the short-term investments provide sufficient cash flows to support our ongoing liquidity needs. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our 2010 Form 10-K for more detailed information.

On August 8, 2011, S&P lowered our issuer credit rating and the rating on the FHLBank System's Consolidated Obligations from AAA to AA+. As a result of S&P lowering our credit rating, we were required to deliver additional collateral (at fair value) to certain of our derivative counterparties. As of September 30, 2011, we had posted $804.3 million of collateral to 11 counterparties, compared to $42.1 million of collateral to two counterparties at June 30, 2011. The increase was primarily due to the lowering of collateral thresholds resulting from the S&P credit rating downgrades. If our credit rating had been lowered again by a major credit rating agency (from AA+ to AA), we could have been required to deliver up to an additional $7.6 million of collateral (at fair value) to our derivative counterparties at September 30, 2011. However, our liquidity position can satisfy this additional funding requirement with no material impact to our financial position. We have not identified any other known trends, demands, commitments, events or uncertainties that are likely to materially increase or decrease our liquidity.

Capital Resources.

Capital Adequacy. We are required by Finance Agency regulations to maintain sufficient "permanent capital" (defined as the sum of Class B Stock, MRCS, and Retained Earnings) to meet the combined credit risk, market risk and operational risk components of the risk-based capital requirement. The Finance Agency may mandate us to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined. As of September 30, 2011, our risk-based capital requirement was $0.7 billion, compared to permanent capital of $2.5 billion. As of December 31, 2010, our risk-based capital requirement was $0.9 billion, compared to permanent capital of $2.7 billion.

In addition, the Gramm-Leach-Bliley Act of 1999 and Finance Agency regulations require us to maintain at all times a regulatory capital ratio of at least 4.00% and a leverage ratio of at least 5.00%. Our total regulatory capital consists of Retained Earnings and total regulatory capital stock, which includes Class B Capital Stock and MRCS. At September 30, 2011, our regulatory capital ratio was 6.12%, and our leverage ratio was 9.19%.

Capital Distributions. Our capital plan divides our Class B stock into two sub-series: Class B-1 and Class B-2. The difference between the two sub-series is that Class B-2 is required stock that is subject to a redemption request and pays a lower dividend. The Class B-2 stock dividend is presently calculated at 80% of the amount of the Class B-1 dividend and can only be changed by amendment of our capital plan by our board of directors with approval of the Finance Agency. On October 21, 2011, our board of directors declared a cash dividend of 2.50% (annualized) on our Capital Stock Putable - Class B-1 and of 2.00% (annualized) on our Capital Stock Putable - Class B-2.

Joint Capital Enhancement Agreement. In 1989, Congress established REFCORP as a vehicle to provide funding for the Resolution Trust Corporation to finance its efforts to resolve the savings and loan crisis. REFCORP issued approximately $30 billion of long-term bonds. The interest due on the REFCORP bonds is paid from several sources, including contributions from the FHLBanks. Starting in 2000, the FHLBanks contributed 20% of their annual net earnings toward the REFCORP interest payments. The FHLBanks' payment obligation was to continue until the value of all payments made by the FHLBanks to REFCORP equaled the value of a benchmark annuity of $300 million per year that commenced on the date that the REFCORP bonds had been issued and ended on the last maturity date for the REFCORP bonds, which was April 15, 2030. In a Federal Register Notice dated August 5, 2011, the Finance Agency announced that the payment made by the FHLBanks on July 15, 2011 fully satisfied all their obligations to contribute toward the interest payments owed on bonds issued by REFCORP.

Effective February 28, 2011, the 12 FHLBanks entered into a JCE Agreement intended to enhance the capital position of each FHLBank. The purpose of the JCE Agreement is to allocate that portion of each FHLBank's earnings historically paid to satisfy its REFCORP obligation to a separate restricted retained earnings account at that FHLBank.

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

On August 5, 2011, the Finance Agency approved the FHLBanks' capital plan amendments to implement the provisions of the JCE Agreement. Subsequently, on August 5, 2011, the FHLBanks entered into an amended JCE Agreement to address differences between the original JCE Agreement and the approved capital plan amendments. In particular, an FHLBank's obligation to make allocations to the restricted retained earnings account terminates on the Automatic Termination Event Declaration Date (as defined in the amended JCE Agreement), and restrictions on paying dividends out of the restricted retained earnings account or otherwise reallocating funds from the restricted retained earnings account are terminated one year later. For more information on the amendments to the JCE Agreement, see our Form 8-K filed on August 5, 2011. The amended capital plans of the FHLBanks, including our amended capital plan, became effective on September 5, 2011. In accordance with the JCE Agreement, we allocated $6.0 million to restricted retained earnings as of September 30, 2011.

Mandatorily Redeemable Capital Stock. At September 30, 2011, we had $483.4 million in capital stock subject to mandatory redemption, compared to $658.4 million at December 31, 2010. This decrease was primarily due to the repurchase of $122.1 million of excess MRCS and the redemption of $67.0 million of MRCS, partially offset by the reclassification of $14.1 million from Capital Stock. See Note 13 - Capital - Notes to Financial Statements for additional information.

Excess Stock. Excess stock is capital stock that is not required as a condition of membership or to support services to members or former members. In general, the level of excess stock fluctuates with our members' demand for Advances. Finance Agency regulations prohibit an FHLBank from issuing new excess stock if the amount of excess stock outstanding exceeds 1% of our Total Assets. At September 30, 2011, our outstanding excess stock of $0.9 billion was equal to 2% of our Total Assets. Therefore, we are currently not permitted to issue new excess stock or distribute stock dividends.

Off-Balance Sheet Arrangements

See Note 17 - Commitments and Contingencies - Notes to Financial Statements for information on our off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities (if applicable), and the reported amounts of income and expenses during the reporting period. We review these estimates and assumptions based on historical experience, changes in business conditions and other relevant factors that we believe to be reasonable under the circumstances. Changes in estimates and assumptions have the potential to significantly affect our financial position and results of operations. In any given reporting period, our actual results may differ from the estimates and assumptions used in preparing our financial statements.

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

Under this scenario, for those markets for which further home price declines are anticipated, current-to-trough home price declines are projected to range from 5% to 13% over the three- to nine-month period beginning July 1, 2011. From the trough, home prices are projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices are projected to increase from the trough within a range of 0% to 1.9% in the first year, 0% to 2% in the second year, 1% to 2.7% in the third year, 1.3% to 3.4% in the fourth year, 1.3% to 4% in each of the fifth and sixth years, and 1.5% to 3.8% in each subsequent year.

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

The following table presents the results of the base case scenario and what the impact on OTTI would have been under the more adverse home price scenario ($ amounts in millions). The classification (prime or Alt-A) is based on the model used to estimate the cash flows for the security, which may not be the same as the classification at the time of origination.

	Three Months Ended September 30, 2011
	As Reported			Using Adverse Housing Price Scenario
	Number of		Impairment	Number of		Impairment
	Securities		Related to	Securities		Related to
NRSRO Classification	Impaired	UPB	Credit Loss	Impaired	UPB	Credit Loss
Prime	9	$580	$(4)	12	$741	$(29)
Alt-A	1	36	(1)	1	36	(1)
Subprime	—	—	—	1	1	—
Total	10	$616	$(5)	14	$778	$(30)

Additional information regarding OTTI of our private-label MBS and ABS is provided in Risk Management - Credit Risk Management - Investments herein, and in Note 5 - Other-Than-Temporary Impairment Analysis - Notes to Financial Statements.

Provision for Credit Losses.

Advances. At September 30, 2011, based on the collateral held as security for Advances, management's credit analyses and our prior repayment history, no allowance for losses on Advances is deemed necessary.

Mortgage Loans Acquired under MPP. We have developed a systematic approach for reviewing the adequacy of the allowance for loan losses. Using this methodology, we perform a review designed to identify probable impairment as well as compute a reasonable estimate of loss, if any. We consider all delinquent conventional loans, which are individually evaluated for impairment at the loan level or collectively evaluated for impairment within each pool. We evaluate the pools based on current and historical information and events and determine the necessary allowance for loans deemed to have a probable impairment after taking into consideration the estimated liquidation value of the real estate collateral held and the amount of the other credit enhancements, including the PMI, LRA and SMI.

To calculate the estimated liquidation value, we obtain actual selling prices on all properties in our MPP portfolio for which a claim was initiated with our SMI providers. The property selling price is obtained from the United States Department of Housing and Urban Development Statement. The total of the property selling prices is divided by the total of the original appraisal values to determine a weighted-average "collateral recovery rate" expressed as a percentage. Such rate is then applied at the pool level and is further reduced for estimated liquidation costs, to determine the estimated liquidation value for collective evaluation of impairment. We use the most recent 12 months weighted-average collateral recovery rate to allow us to estimate losses based upon our historical experience and to reflect current trends in the market.

Based on our analysis of current and delinquent conventional MPP loans, using the weighted-average collateral recovery rate for the previous 12 months of approximately 53.6% of the original appraised value, further reduced by estimated liquidation costs, we increased our estimated losses on our conventional mortgage loans, before any credit enhancements and including potential claims by servicers for any losses on approximately $28.0 million of principal that has been paid in full by the servicers, to $46.5 million at September 30, 2011.

However, our allowance for loan losses considers the credit enhancements associated with conventional mortgage loans under the MPP. To determine a potential loss, the credit enhancements are applied to the estimated losses in the following order: any remaining borrower's equity, any applicable PMI up to coverage limits, any available funds remaining in the LRA, and any SMI coverage up to the policy limits. Any remaining loss would be borne by the Bank and included in our allowance for loan losses.

The following table quantifies the impact of credit enhancements on the allowance ($ amounts in millions):

	September 30, 2011	December 31, 2010
Estimated losses remaining after borrower's equity, before credit enhancements	$(46)	$(43)
Amount recoverable from PMI	5	6
Amount recoverable from LRA	10	14
Amount recoverable from SMI	28	22
Allowance for loan losses	$(3)	(1)

As part of the analysis performed to determine the allowance for credit losses as discussed above and in Note 8 - Allowance for Credit Losses - Notes to Financial Statements, our analysis incorporates the use of a recognized third-party credit and prepayment model to estimate potential ranges of credit loss exposure for the loans in the MPP. The third-party credit and prepayment model serves as a secondary review of the systematic approach performed.

We have also performed our loan loss reserve analysis under an adverse scenario whereby we lowered the collateral recovery rate to 50% which, all else being equal, would have increased our allowance by approximately $2.1 million at September 30, 2011. We consider a collateral recovery rate of 50% to be the lowest rate that is reasonably possible to occur over the loss emergence period, which we have estimated to be 12 months. We continue to monitor the appropriateness of this adverse scenario based on the actual collateral recovery rate. Annually, we also consider other adverse scenarios that include loans in earlier stages of delinquency, counterparty losses on claims to our PMI and SMI providers, and higher costs to liquidate collateral.

We evaluated the adverse scenario and determined that the likelihood of incurring losses resulting from this scenario during the next 12 months was not probable. Therefore, the allowance for loan losses is based upon our best estimate of the losses incurred over the next 12 months that would not be recovered from the credit enhancements.

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

Dodd-Frank Act. Although the FHLBanks were exempted from several notable provisions of the Dodd-Frank Act, our business operations, funding costs, rights, obligations, and/or the environment in which we carry out our mission are likely to be impacted by the Dodd-Frank Act. Certain regulatory actions resulting from the Dodd-Frank Act that may have an important impact on us are summarized below, although the full effect of the Dodd-Frank Act will become known only after all of the required regulations, studies and reports are finalized and issued.

New Requirements for Our Derivatives Transactions. The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those we utilize to hedge interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities.

Mandatory Clearing of Derivatives Transactions. The CFTC has issued a final rule regarding the process to determine which types of swaps will be subject to mandatory clearing, but has not yet made any such determinations. The CFTC has also proposed a rule setting forth an implementation schedule for the effectiveness of its mandatory clearing determinations. Pursuant to this proposed rule, regardless of when the CFTC determines that a type of swap is required to be cleared, such mandatory clearing would not take effect until certain rules being promulgated by the CFTC and the SEC under the Dodd-Frank Act have been finalized. In addition, the proposed rule provides that each time the CFTC determines that a type of swap is required to be cleared, the CFTC would have the option to implement such requirement in three phases. Under the proposed rule, we would be a "category 2 entity" and would therefore have to comply with mandatory clearing requirements for a particular swap during phase 2 (within 180 days of the CFTC's issuance of such requirements). Based on CFTC's proposed implementation schedule and the time periods set forth in the rule for CFTC determinations regarding mandatory clearing, it is not expected that any of our swaps will be required to be cleared until the third quarter of 2012, at the earliest.

Collateral Requirements for Cleared Swaps. Cleared swaps will be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing swaps may reduce counterparty credit risk, the margin requirements for cleared trades have the potential of making derivative transactions more costly. In addition, mandatory swap clearing will require us to enter into new relationships and accompanying agreements with clearing members and additional agreements with swap counterparties.

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

Definitions of Certain Terms under New Derivatives Requirements. The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as "swap dealers" or "major swap participants," as the case may be, with the CFTC and/or the SEC. Based on the definitions in the proposed rules jointly issued by the CFTC and SEC, it does not appear likely that we will be required to register as a "major swap participant," although this remains a possibility. Also, based on the definitions in the proposed rules, it does not appear likely that we will be required to register as a "swap dealer" for the derivative transactions we enter into with dealer counterparties for the purpose of hedging and managing our interest rate risk, which constitute the majority of our derivative transactions. However, based on the proposed rules, it is possible that an FHLBank could be required to register with the CFTC as a swap dealer based on intermediated "swaps" that it enters into with its members. Although our policies permit us to enter into intermediated swaps with our members, we have no such swaps outstanding as of November 10, 2011.

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

Uncleared Derivatives Transactions. The Dodd-Frank Act also changes the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While we expect to continue to enter into uncleared trades on a bilateral basis, such trades will be subject to new regulatory requirements, including new mandatory reporting requirements, new documentation requirements and new minimum margin and capital requirements. Under the proposed CFTC margin rules, we will have to post both initial margin and variation margin to our swap dealer counterparties, but may be eligible in both instances for modest unsecured thresholds as "low-risk financial end users." Pursuant to additional rules proposed by the Finance Agency, we will be required to collect both initial margin and variation margin from our swap dealer counterparties, without any unsecured thresholds. These margin requirements and any related capital requirements could adversely impact the liquidity and pricing of certain uncleared derivative transactions we may enter into, thus making uncleared trades more costly.

The CFTC has proposed a rule setting forth an implementation schedule for the new margin and documentation requirements for uncleared swaps. Pursuant to the proposed rule, regardless of when the final rules regarding these requirements are issued, such rules would not take effect until (1) certain other rules being promulgated under the Dodd-Frank Act take effect and (2) a certain additional time period has elapsed. The length of this additional time period depends on the type of entity entering into the uncleared swaps. We would be a "category 2 entity" and would therefore have to comply with the new requirements during phase 2 (within 180 days of the effectiveness of the final applicable rulemaking). Accordingly, it is not likely that we would have to comply with such requirements until the third quarter of 2012, at the earliest.
Temporary Exemption from Certain Provisions. While certain provisions of the Dodd-Frank Act took effect on July 16, 2011, the CFTC has issued an order temporarily exempting persons or entities with respect to provisions of Title VII of the Dodd-Frank Act that reference "swap dealer," "major swap participant," "eligible contract participant" and "swap." These exemptions will expire upon the earlier of: (1) the effective date of the applicable final rule further defining the relevant terms; or (2) December 31, 2011. The CFTC has recently proposed an amendment to this order that would extend the exemptions contained in the existing order until the earlier of (i) the effective date of the applicable final rules further defining the relevant terms; or (ii) July 16, 2012. In addition, the provisions of the Dodd-Frank Act that are expected to have the most significant impact on us did not take effect on July 16, 2011, but will take effect no less than 60 days after the CFTC publishes final regulations implementing such provisions. The CFTC is expected to publish such final regulations during the fourth quarter of 2011 or the first quarter of 2012, but it is not expected that such final regulations will become effective until the first or second quarter of 2012, and delays beyond that time are possible. In addition, as discussed above, mandatory clearing requirements and new margin and documentation requirements for uncleared swaps may be subject to additional implementation schedules, further delaying the effectiveness of such requirements.

We, together with the other FHLBanks, are actively participating in the regulatory process regarding the Dodd-Frank Act by formally commenting to the regulators regarding a variety of rulemakings that could impact us. We and the other FHLBanks are also working to implement the processes and documentation necessary to comply with the Dodd-Frank Act's new requirements for derivatives.

FDIC Regulatory Actions.

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

Joint Regulatory Actions.

Proposed Rule on the Financial Stability Oversight Council's (the "Oversight Council's") Authority to Require Supervision and Regulation of Certain Nonbank Financial Companies. On October 18, 2011, the Oversight Council issued a second notice of proposed rulemaking to provide guidance regarding the standards and procedures it will consider in designating nonbank financial companies for heightened prudential supervision and oversight by the Federal Reserve Board.  This notice rescinds the prior proposal on these designations and proposes a three-stage process that includes a framework for evaluating a nonbank financial company. Under the proposed designation process, the Oversight Council will first identify those United States nonbank financial companies that have $50 billion or more of total consolidated assets and exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress. Significantly for the Bank, in addition to the asset size criterion, one of the five thresholds is whether a company has $20 billion or more of borrowing outstanding, including bonds (in the Bank's case, Consolidated Obligations) issued. As of September 30, 2011, we had $40.9 billion in Total Assets and $36.8 billion in total outstanding Consolidated Obligations. If we are designated by the Oversight Council for supervision and oversight by the Federal Reserve Board, then our operations and business could be adversely impacted by additional costs and business activity restrictions resulting from such oversight. Comments on this proposed rule are due by December 19, 2011.
Finance Agency Regulatory Actions.

Home Affordable Refinance Program Changes. The Finance Agency, with Fannie Mae and Freddie Mac, have announced a series of changes to the Home Affordable Refinance Program in an effort to assist more eligible borrowers who can benefit from refinancing their home mortgage.  This program will continue to be available to borrowers with loans sold to Fannie Mae or Freddie Mac on or before May 31, 2009, with current loan-to-value ratios above 80%.  The changes include lowering or eliminating certain risk-based fees, removing the current 125% loan-to-value ceiling for fixed-rate mortgages backed by Fannie Mae or Freddie Mac, waiving certain representations and warranties by the original selling institution, eliminating the need for a new property appraisal where there is a reliable automated valuation model estimate provided by Fannie Mae or Freddie Mac, and extending the end date for the Home Affordable Refinance Program until December 31, 2013, for loans originally sold to Fannie Mae or Freddie Mac on or before May 31, 2009.

If these changes are implemented on a large scale, the Bank could be affected in two ways. As owners of agency MBS, our income could be negatively impacted if a large number of mortgages prepay at their current rates, which would force us to reinvest the proceeds at possibly a lower rate of return. Also, although these changes only apply to mortgages held or guaranteed by Fannie Mae or Freddie Mac, the Bank could be legally mandated to, or may choose to, offer for competitive reasons a similar refinancing program for the MPP loans we hold in our mortgage portfolio. If we were to offer a similar program, this could have an adverse effect on our financial condition and results of operations.

Regulatory Waiver of SMI Rating Requirement for MPP Purchases. The Finance Agency's AMA regulations require FHLBank members that sell loans to FHLBanks through an AMA program (such as our MPP) to provide credit enhancements to the pools sold. One method allowed is to be legally obligated at all times to maintain SMI with an insurer rated not lower than the second highest rating category when SMI is used as a form of credit enhancement in the AMA program. With prolonged deteriorations in the mortgage markets, it has remained difficult for us to meet this requirement because no mortgage insurers that currently underwrite SMI are currently rated in the second highest rating category or better by any NRSRO. On August 6, 2009, the Director of the Finance Agency granted a temporary waiver of this NRSRO rating requirement for SMI providers, subject to certain limitations and conditions.

On April 8, 2010, in accordance with its temporary waiver, we submitted to the Finance Agency a written analysis of credit enhancement alternatives that would no longer rely on SMI for our existing pools of loans. On July 29, 2010, the Acting Director of the Finance Agency issued an order extending the waiver relating to our existing MPP pools that utilize SMI until such time as the Finance Agency amends the subject AMA regulation, or for an additional year, whichever comes sooner. On August 5, 2011, the Finance Agency extended this waiver until the subject regulation is amended. Under this extended waiver, we are required to continue evaluating the claims-paying ability of SMI providers, whether to hold additional retained earnings, and any other steps necessary to mitigate any attendant risk associated with using an SMI provider having a rating below the standard established by the AMA regulation.

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

Housing Finance and GSE Reform. On February 11, 2011, the Department of the Treasury and the United States Department of Housing and Urban Development issued a white paper report to Congress entitled "Reforming America's Housing Finance Market: A Report to Congress." The report's primary focus is to provide options for Congressional consideration regarding the long-term structure of housing finance, including reforms specific to Fannie Mae and Freddie Mac. Although the FHLBanks are not the primary focus of this report, they have been recognized as playing a vital role in helping smaller financial institutions access liquidity and capital to compete in an increasingly competitive marketplace.

Congress continues to consider various proposals to reform the United States housing finance system, including specific reforms to Fannie Mae and Freddie Mac. GSE reform has not progressed significantly to date, but we expect that GSE legislative activity will continue. While no pending legislation proposes specific changes to the FHLBanks, we could nonetheless be affected in numerous ways by changes to the United States housing finance structure and to Fannie Mae and Freddie Mac. The ultimate effects on the FHLBanks of housing finance and GSE reform or any other legislation, including any legislation to address the federal deficit, are unknown at this time and will depend on the legislation or regulations, if any, that are finally enacted or adopted.

See the Legislative and Regulatory Developments section in our 2010 Form 10-K for additional discussion on pending legislative and regulatory developments.

Risk Management

We have exposure to a number of risks in pursuing our business objectives. These risks may be broadly classified as market, credit, liquidity, operations, and business. Market risk is discussed in detail in Item 3. Quantitative and Qualitative Disclosures about Market Risk. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management in our 2010 Form 10-K for more detailed information about these risks, including discussions of liquidity, operations, and business risk management.

Active risk management is an integral part of our operations because these risks are an inherent part of our business activities.  We manage these risks by, among other actions, setting and enforcing appropriate limits and developing and maintaining internal policies and processes to ensure an appropriate risk profile.

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

The most important step in the management of credit risk is the initial decision to extend credit. We also manage credit risk by following established policies, evaluating the creditworthiness of our members and counterparties, and utilizing collateral agreements and settlement netting. Periodic monitoring of members and other counterparties is performed whenever we are exposed to credit risk.

Advances. We manage our exposure to credit risk on Advances through a combination of our security interest in assets pledged by the borrowing member and ongoing reviews of each borrower's financial condition. However, our credit risk is magnified due to the concentration of Advances in a few borrowers. As of September 30, 2011, our top four borrowers held 42% of total Advances outstanding, at par. Because of this concentration in Advances, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we analyze the implications to our financial management and profitability if we were to lose the business of one or more of these borrowers.

Investments. We are also exposed to credit risk through our investment portfolios. The risk management policy approved by our board of directors restricts the acquisition of investments to high-quality, short-term money market instruments and highly-rated long-term securities.

Short-Term Investments. We place funds with large, high-quality financial institutions with investment-grade long-term credit ratings on an unsecured basis for terms of up to 275 days; most such placements typically mature within 90 days. At September 30, 2011, our unsecured credit exposure, including accrued interest related to short-term money-market instruments, was $3.5 billion to 10 counterparties and issuers, of which $2.8 billion was for Federal Funds Sold that mature overnight. We actively monitor counterparty creditworthiness, ratings, performance, and capital adequacy in an effort to mitigate unsecured credit risk on the short-term investments, with an emphasis on the potential impacts from global economic conditions. Unsecured transactions can only be conducted with counterparties that are domiciled in countries that maintain a long-term sovereign rating from S&P of AA or higher.

Long-Term Investments. Our long-term investments include RMBS guaranteed by the housing GSEs (Fannie Mae and Freddie Mac), other U.S. obligations - guaranteed RMBS (Ginnie Mae), corporate debentures guaranteed by the FDIC and backed by the full faith and credit of the United States government under the TLGP, and corporate debentures issued by GSEs.
Our long-term investments also include private-label MBS and ABS. We are subject to credit risk on private-label MBS and ABS, which are directly or indirectly secured by underlying mortgage loans. Each of the securities contains one or more forms of credit protection at the time of purchase, including subordination, excess spread, over-collateralization and/or an insurance wrap. Investments in private-label MBS and ABS may be purchased as long as the investments are rated AAA.

A Finance Agency regulation provides that the total value of our investments in MBS and ABS, calculated using amortized historical cost, must not exceed 300% of our total regulatory capital, consisting of Retained Earnings, Class B Capital Stock, and MRCS, as of the day we purchase the securities, based on the capital amount most recently reported to the Finance Agency. These investments, as a percentage of total regulatory capital, were 294% at September 30, 2011. Generally, our goal is to maintain these investments near the 300% limit.

Applicable rating levels are determined using the lowest relevant long-term rating from S&P, Moody's and Fitch. Rating modifiers are ignored when determining the applicable rating level for a given counterparty or investment.

The following tables present the carrying value by credit ratings of our investments, grouped by category ($ amounts in millions):

					Below
					Investment
September 30, 2011	AAA	AA	A	BBB	Grade	Total
Short-term investments:
Interest-Bearing Deposits	$—	$—	$—	$—	$—	$—
Securities Purchased Under Agreements to Resell	—	500	—	—	—	500
Federal Funds Sold	—	2,430	1,040	—	—	3,470
Total short-term investments	—	2,930	1,040	—	—	3,970
AFS securities:
GSE debentures	—	2,024	—	—	—	2,024
TLGP debentures	—	323	—	—	—	323
Private-label MBS	—	—	—	—	666	666
Total AFS securities	—	2,347	—	—	666	3,013
HTM securities:
GSE debentures	—	294	—	—	—	294
TLGP debentures	—	1,930	—	—	—	1,930
Other U.S. obligations - guaranteed RMBS	—	2,769	—	—	—	2,769
GSE RMBS	—	3,377	—	—	—	3,377
Private-label MBS	211	69	14	47	114	455
Private-label ABS	—	17	—	—	3	20
Total HTM securities	211	8,456	14	47	117	8,845
Total investments, carrying value	$211	$13,733	$1,054	$47	$783	$15,828

Percentage of total	1%	87%	7%	—%	5%	100%

December 31, 2010
Short-term investments:
Interest-Bearing Deposits	$—	$—	$—	$—	$—	$—
Securities Purchased Under Agreements to Resell	750	—	—	—	—	750
Federal Funds Sold	—	5,343	1,982	—	—	7,325
Total short-term investments	750	5,343	1,982	—	—	8,075
AFS securities:
GSE debentures	1,930	—	—	—	—	1,930
TLGP debentures	325	—	—	—	—	325
Private-label MBS	—	—	—	—	983	983
Total AFS securities	2,255	—	—	—	983	3,238
HTM securities:
GSE debentures	269	25	—	—	—	294
TLGP debentures	2,066	—	—	—	—	2,066
Other U.S. obligations - guaranteed RMBS	2,327	—	—	—	—	2,327
GSE RMBS	3,044	—	—	—	—	3,044
Private-label MBS	479	82	35	16	107	719
Private-label ABS	—	19	—	—	3	22
Total HTM securities	8,185	126	35	16	110	8,472
Total investments, carrying value	$11,190	$5,469	$2,017	$16	$1,093	$19,785

Percentage of total	57%	28%	10%	—%	5%	100%

On August 5, 2011, S&P lowered its long-term United States sovereign credit rating from AAA to AA+ with a negative outlook. On August 8, 2011, S&P lowered the long-term issuer credit ratings and related issuer ratings of the GSEs from AAA to AA+ with a negative outlook. In S&P's application of its government-related entities criteria, the ratings of the GSEs, including Fannie Mae, Freddie Mac, and Federal Farm Credit, are constrained by the long-term sovereign credit rating of the United States. The TLGP debentures are guaranteed by the FDIC and backed by the full faith and credit of the United States government. Ginnie Mae guarantees the timely payment of principal and interest on all of its RMBS, which are included in the above table in other U.S. obligations - guaranteed RMBS, and its guarantee is backed by the full faith and credit of the United States government. Our Securities Purchased Under Agreements to Resell are collateralized by AA-rated United States Treasuries. Although all of these individual securities are not rated, we consider these investments to have been downgraded based on S&P's action. We currently expect to recover all contractual cash flows on these securities because we determined that the strength of the issuers' guarantees and the direct or indirect support from the United States government are sufficient to protect us from losses.

In addition, the downgrades of the GSEs resulted in the lowering of our internal credit limits on our holdings of the GSEs' senior unsecured debt. We do not need to liquidate any existing holdings; however, any additional transactions must comply with the lower limits.

The following table presents the carrying values and fair values at September 30, 2011, of 12 private-label RMBS downgraded during the period from October 1, 2011, to October 31, 2011, from the lowest NRSRO rating previously reported. There were no other downgrades of MBS and ABS or unsecured counterparties during this period ($ amounts in millions):

	To BBB		To BB		To CC		To C
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Private-label RMBS:
Downgraded from AA	$35	$33	$19	$19	$—	$—	$—	$—
Downgraded from CCC	—	—	—	—	200	200
Downgraded from CC	—	—	—	—	—	—	184	184
Total	$35	$33	$19	$19	$200	$200	$184	$184

There were no private-label MBS or ABS on negative watch as of October 31, 2011. We had investments in Federal Funds Sold of $330 million outstanding to one counterparty on negative watch as of October 31, 2011. No other unsecured counterparties were placed on negative watch.

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

Our private-label MBS and ABS are backed by collateral located in the United States. The top five states, by percentage of collateral located in those states as of September 30, 2011, were California (56%), New York (6%), Florida (6%), Virginia (3%), and New Jersey (3%).

The tables below present for our prime, Alt-A and subprime securities the UPB by credit ratings, based on the lowest of Moody's, S&P, or comparable Fitch ratings, as well as amortized cost, fair value, and other collateral information by year of securitization as of September 30, 2011 ($ amounts in millions):

	2004
	and
Prime	prior	2005	2006	2007	Total
Private-label RMBS:
AAA-rated	$200	$—	$—	$—	$200
AA-rated	36	19	—	—	55
A-rated	—	—	—	—	—
BBB-rated	22	26	—	—	48
Below investment grade:
BB-rated	43	10	—	—	53
B-rated	—	55	2	—	57
CCC-rated	—	398	—	53	451
CC-rated	—	41	148	40	229
C-rated	—	—	—	142	142
Total below investment grade	43	504	150	235	932
Total UPB	$301	$549	$150	$235	$1,235

Amortized cost	$301	$505	$142	$178	$1,126
Unrealized losses (1)	(7)	(53)	(8)	(12)	(80)
Estimated fair value	294	452	134	166	1,046

OTTI (year-to-date):
Total OTTI losses	$—	$—	$—	$—	$—
Related to non-credit losses	—	(15)	(1)	(5)	(21)
Related to credit losses	$—	$(15)	$(1)	$(5)	$(21)

Weighted average percentage of fair value to UPB	97%	83%	89%	71%	85%
Original weighted average credit support	3%	7%	6%	10%	6%
Current weighted average credit support	11%	8%	4%	6%	8%
Weighted average collateral delinquency (2)	6%	15%	16%	26%	15%

(1)	Unrealized losses represent the difference between estimated fair value and amortized cost where fair value is less than amortized cost. These amounts exclude unrealized gains.

(2)
Includes delinquencies of 60 days or more, foreclosures, real estate owned and bankruptcies, weighted by the UPB of the individual securities in the category based on their respective collateral delinquency.

	2004
	and
Alt-A	prior	2005	2006	2007	Total
Private-label RMBS:
AAA-rated	$12	$—	$—	$—	$12
AA-rated	14	—	—	—	14
A-rated	14	—	—	—	14
BBB-rated	—	—	—	—	—
Below investment grade:
BB-rated	—	—	—	—	—
B-rated	—	—	—	—	—
CCC-rated	—	—	—	—	—
CC-rated	—	45	—	—	45
C-rated	—	—	—	—	—
Total below investment grade:	—	45	—	—	45
Total UPB	$40	$45	$—	$—	$85

Amortized cost	$39	$37	$—	$—	$76
Unrealized losses (1)	(1)	(10)	—	—	(11)
Estimated fair value	38	27	—	—	65

OTTI (year-to-date):
Total OTTI losses	$—	$(5)	$—	$—	$(5)
Related to non-credit losses	—	3	—	—	3
Related to credit losses	$—	$(2)	$—	$—	$(2)

Weighted average percentage of fair value to UPB	96%	61%	—%	—%	77%
Original weighted average credit support	3%	7%	—%	—%	5%
Current weighted average credit support	10%	—%	—%	—%	5%
Weighted average collateral delinquency (2)	7%	17%	—%	—%	13%

(1)	Unrealized losses represent the difference between estimated fair value and amortized cost where fair value is less than amortized cost. These amounts exclude unrealized gains.

(2)
Includes delinquencies of 60 days or more, foreclosures, real estate owned and bankruptcies, weighted by the UPB of the individual securities in the category based on their respective collateral delinquency.

	2004
	and
Subprime	prior	2005	2006	2007	Total
Private-label ABS - home equity loans:
Below investment grade:
B-rated	$3	$—	$—	$—	$3
Total UPB	$3	$—	$—	$—	$3

Amortized cost	$3	$—	$—	$—	$3
Unrealized losses (1)	(1)	—	—	—	(1)
Estimated fair value	2	—	—	—	2

OTTI:
Total OTTI losses	$—	$—	$—	$—	$—
Related to non-credit losses	—	—	—	—	—
Related to credit losses	$—	$—	$—	$—	$—

Weighted average percentage of fair value to UPB	63%	—%	—%	—%	63%
Original weighted average credit support	100%	—%	—%	—%	100%
Current weighted average credit support	100%	—%	—%	—%	100%
Weighted average collateral delinquency (2)	37%	—%	—%	—%	37%

Private-label ABS - manufactured housing loans:
AA-rated	$17	$—	$—	$—	$17
Total UPB	$17	$—	$—	$—	$17

Amortized cost	$17	$—	$—	$—	$17
Unrealized losses (1)	(3)	—	—	—	(3)
Estimated fair value	14	—	—	—	14

OTTI (year-to-date):
Total OTTI losses	$—	$—	$—	$—	$—
Related to non-credit losses	—	—	—	—	—
Related to credit losses	$—	$—	$—	$—	$—

Weighted average percentage of fair value to UPB	84%	—%	—%	—%	84%
Original weighted average credit support	27%	—%	—%	—%	27%
Current weighted average credit support	29%	—%	—%	—%	29%
Weighted average collateral delinquency (2)	2%	—%	—%	—%	2%

(1)	Unrealized losses represent the difference between estimated fair value and amortized cost where fair value is less than amortized cost. These amounts exclude unrealized gains.

(2)
Includes delinquencies of 60 days or more, foreclosures, real estate owned and bankruptcies, weighted by the UPB of the individual securities in the category based on their respective collateral delinquency.

The following table presents the UPB of our private-label MBS and ABS by collateral type ($ amounts in millions):

	September 30, 2011			December 31, 2010
	Fixed	Variable		Fixed	Variable
Collateral Type	Rate	Rate (1)(2)	Total	Rate	Rate (1)(2)	Total
RMBS:
Prime loans	$469	$766	$1,235	$985	$800	$1,785
Alt-A loans	85	—	85	118	—	118
Total RMBS	554	766	1,320	1,103	800	1,903
ABS - home equity loans:
Subprime loans	—	3	3	—	3	3
Total ABS - home equity loans	—	3	3	—	3	3
ABS - manufactured housing loans:
Subprime loans	17	—	17	19	—	19
Total ABS - manufactured housing loans	17	—	17	19	—	19
Total private-label MBS and ABS, at UPB	$571	$769	$1,340	$1,122	$803	$1,925

(1)	Variable-rate private-label MBS and ABS include those with a contractual coupon rate that, prior to contractual maturity, is either scheduled to change or is subject to change.

(2)	All variable-rate RMBS prime loans are hybrid adjustable-rate mortgage securities.

The table below presents, by loan type, certain characteristics of private-label RMBS and ABS in a gross unrealized loss position at September 30, 2011. The lowest ratings available for each security are reported as of October 31, 2011, based on the security's UPB at September 30, 2011 ($ amounts in millions):

						October 31, 2011 Ratings Based on
	September 30, 2011					September 30, 2011 UPB (3) (4)
			Gross	Collateral			Other	Below
		Amortized	Unrealized	Delinquency			Investment	Investment
By Loan Type (1)	UPB	Cost	Losses	Rate (2)	AAA (3)	AAA	Grade	Grade	Watchlist
Private-label RMBS backed by:
Prime - 1st lien	$1,170	$1,062	$(80)	16%	14%	14%	7%	79%	—%
Alt-A other - 1st lien	85	76	(11)	13%	14%	14%	33%	53%	—%
Total private-label RMBS	1,255	1,138	(91)	15%	14%	14%	9%	77%	—%
Subprime ABS - manufactured housing loans backed by:
1st lien	17	17	(3)	2%	—%	—%	100%	—%	—%
Total subprime ABS - manufactured housing loans	17	17	(3)	2%	—%	—%	100%	—%	—%
Subprime ABS - home equity loans backed by: (5)
2nd lien	3	3	(1)	37%	—%	—%	—%	100%	—%
Total subprime ABS - home equity loans	3	3	(1)	37%	—%	—%	—%	100%	—%
Total private-label MBS and ABS	$1,275	$1,158	$(95)	15%	14%	14%	10%	76%	—%

(1)
We classify our private-label RMBS and ABS as prime, Alt-A and subprime based on the originator's classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS.

(2)
Includes delinquencies of 60 days or more, foreclosures, real estate owned and bankruptcies, weighted by the UPB of the individual securities in the category based on their respective collateral delinquency.

(3)	Represents the lowest ratings available for each security based on the lowest of Moody's, S&P or comparable Fitch ratings.

(4)	Excludes paydowns in full subsequent to September 30, 2011.

(5)
The credit support for the home equity loans is provided by MBIA Insurance Corporation. This insurance company had a credit rating of B as of October 31, 2011, based on the lower of Moody's and S&P ratings.

OTTI Evaluation Process. We evaluate our individual AFS and HTM securities that have been previously OTTI, or are in an unrealized loss position, for OTTI on a quarterly basis as described in Note 7 - Other-Than-Temporary Impairment Analysis - Notes to Financial Statements contained in our 2010 Form 10-K.

OTTI calculations are performed on an individual security basis for which the projected losses of each security vary according to the assumptions used. These assumptions were based on current and forecasted economic trends affecting the underlying loans. Such trends include continued high unemployment, ongoing downward pressure on housing prices, and limited refinancing opportunities for many borrowers whose houses are now worth less than the balance of their mortgages.

The following tables present the significant modeling assumptions used to determine whether a security was OTTI during the third quarter of 2011, as well as the related current credit enhancement, as of September 30, 2011. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all of the private-label RMBS and ABS in each category shown. While there is no universally accepted definition of prime, Alt-A or subprime, the classification in the table below is based on the model used to estimate the cash flows for the security, which may not be the same as the classification at the time of origination.

	Significant Modeling Assumptions for all Private-label RMBS						Current Credit
	Prepayment Rates		Default Rates		Loss Severities		Enhancement
	Weighted		Weighted		Weighted		Weighted
	Average	Range	Average	Range	Average	Range	Average	Range
Year of Securitization	%	%	%	%	%	%	%	%
Prime:
2007	7.7	7.4 - 8.0	46.9	36.6 - 53.6	48.2	42.4 - 52.1	6.1	3.9 - 9.8
2006	8.9	5.6 - 10.3	19.0	11.7 - 24.2	44.8	39.6 - 46.7	3.9	1.8 - 5.8
2005	9.6	7.1 - 18.9	30.8	0.0 - 39.8	41.5	0.0 - 52.3	7.8	2.6 - 11.6
2004 and prior	18.6	2.6 - 41.0	8.3	0.0 - 24.5	28.9	0.0 - 45.9	10.6	2.7 - 60.8
Total Prime	11.4	2.6 - 41.0	27.1	0.0 - 53.6	40.0	0.0 - 52.3	7.7	1.8 - 60.8
Alt-A:
2006	8.8	8.8 - 8.8	31.1	31.1 - 31.1	44.9	44.9 - 44.9	3.9	3.9 - 3.9
2005	7.7	7.5 - 8.5	39.0	26.4 - 42.0	43.1	35.4 - 44.9	0.9	0.5 - 2.6
2004 and prior	12.9	10.3 - 15.1	5.9	0.3 - 11.3	24.5	8.4 - 33.5	10.4	4.4 - 15.6
Total Alt-A	9.9	7.5 - 15.1	25.0	0.3 - 42.0	36.5	8.4 - 44.9	5.1	0.5 - 15.6
Total private-label RMBS	11.3	2.6 - 41.0	26.9	0.0 - 53.6	39.7	0.0 - 52.3	7.5	0.5 - 60.8

	Significant Modeling Assumptions for all ABS - Home Equity Loans						Current Credit
	Prepayment Rates		Default Rates		Loss Severities		Enhancement
	Weighted		Weighted		Weighted		Weighted
	Average	Range	Average	Range	Average	Range	Average	Range
Year of Securitization	%	%	%	%	%	%	%	%
Subprime 2004 and prior	16.8	15.9 - 17.3	20.1	15.2 - 22.9	55.6	44.7 - 61.7	100.0	100.0 - 100.0
Total ABS - home equity loans	16.8	15.9 - 17.3	20.1	15.2 - 22.9	55.6	44.7 - 61.7	100.0	100.0 - 100.0

We continue to actively monitor the credit quality of our private-label MBS and ABS, which depends on the actual performance of the underlying loan collateral as well as our future modeling assumptions. Many factors could influence our future modeling assumptions including economic, financial market and housing market conditions. If performance of the underlying loan collateral deteriorates and/or our modeling assumptions become more pessimistic as a result of deterioration in economic, financial market or housing conditions, we could record additional losses on our portfolio.

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

Primary Mortgage Insurance. As of September 30, 2011, we were the beneficiary of PMI coverage on $638.8 million or 13% of conventional mortgage loans. For a conventional loan, PMI, if applicable, covers losses or exposure down to approximately a loan-to-value ratio of between 65% and 80% based upon the original appraisal, original loan-to-value ratio, term, amount of PMI coverage, and characteristics of the loan. We are exposed to credit risk in that a PMI provider may fail to fulfill its claims payment obligations to us. We have analyzed our potential loss exposure to all of the PMI companies and, despite the low credit ratings and negative outlooks, do not expect any losses. This expectation is based on the credit-enhancement features of our master commitments (exclusive of PMI), the underwriting characteristics of the loans that back our master commitments, the seasoning of the loans that back these master commitments, and the performance of the loans to date. We closely monitor the financial conditions of these mortgage insurance companies.

The following table presents the mortgage insurance companies and related PMI coverage amount on seriously delinquent loans held in our portfolio as of September 30, 2011, and the mortgage insurance company credit ratings as of October 31, 2011
($ amounts in millions):

			Seriously Delinquent Loans with Primary Mortgage Insurance (2)
		Credit
	Credit	Rating		PMI Coverage
Mortgage Insurance Company	Rating (1)	Outlook (1)	UPB	Outstanding
Mortgage Guaranty Insurance Corporation	B	Neg	$7	$2
Republic Mortgage Insurance Corporation (3)	CC	Neg	5	1
Radian Guaranty, Inc.	B	Neg	4	1
Genworth Mortgage Insurance Corporation Corporation	BB	Neg	3	1
United Guaranty Residential Insurance Corporation	BBB	Stable	3	1
All Others	NR, BBB, CCC	N/A	2	—
Total			$24	$6

(1)	Represents the lowest credit rating and outlook of S&P, Moody's or Fitch stated in terms of the S&P equivalent as of October 31, 2011.

(2)	Seriously delinquent loans include loans that are 90 days or more past due or in the process of foreclosure.

(3)
On August 3, 2011, we announced that we would no longer accept Republic Mortgage Insurance Corporation as a provider of PMI, effective with mandatory delivery contracts committed on or after August 1, 2011.

On October 20, 2011, the Arizona Department of Insurance took possession and control of PMI Mortgage Insurance Co., and, beginning October 24, 2011, PMI Mortgage Insurance Co. will pay only 50% of their claim amounts with the remaining amount deferred until the company is liquidated. We are currently evaluating the impact of this action on the portion of the portfolio insured by PMI Mortgage Insurance Co. but we do not expect a material impact on the allowance for credit losses on mortgage loans in future periods as PMI Mortgage Insurance Co. was a small provider of mortgage insurance on our underlying mortgage loan portfolio.

Lender Risk Account. We use either a "spread LRA" or a "fixed LRA" for credit enhancement. The spread LRA was used in combination with SMI for credit enhancement of conventional mortgage loans purchased under our original MPP, and the fixed LRA is being used for all acquisitions of new conventional mortgage loans purchased under MPP Advantage. The only substantive difference between our original MPP and MPP Advantage is the credit enhancement structure.

For each pool of conventional loans acquired under the original MPP, we established a spread LRA in combination with SMI. The spread LRA is funded through a reduction to our net yield earned on the loans, and the corresponding purchase price paid to the PFI reflects the reduced net yield to us. Under our original MPP, the LRA for each pool of loans is funded monthly, at an annual rate ranging from seven to ten basis points depending on the MCC terms, from the interest spread received on outstanding loans and is used to pay loan loss claims or is held until the LRA accumulates to a required "release point." The release point is 30 to 50 basis points of the then outstanding principal balances of the loans in that pool, depending on the terms of the original contract. If the LRA exceeds the required release point, the excess amount is eligible for return to the member(s) that sold us the loans in that pool, subject to a minimum 5-year lock-out period and, in some instances, completion of the releases by the 11th year after loan acquisition. SMI provides an additional layer of credit enhancement beyond the LRA. Losses that exceed LRA funds are covered by SMI up to a severity of approximately 50% of the original property value of the loan, depending on the SMI contract terms. We would absorb any losses in excess of LRA funds and SMI.

The LRA for MPP Advantage differs from our original program in that the funding of the LRA occurs at the time the loan is acquired and consists of a portion of the principal balance purchased. The LRA funding amount is currently 120 basis points of the principal balance of the loans in the pool. There is no SMI credit enhancement for MPP Advantage. Funds in the LRA not used to pay loan losses may be returned to the seller subject to a release schedule detailed in each pool's contract based on the original LRA amount. No LRA funds are returned to the member for the first 5 years after acquisition but such returns are available to be completed by the 26th year after loan acquisition. We would absorb any losses in excess of LRA funds.

The LRA for each MCC is segregated. These funds are available to cover losses in excess of the borrower's equity and PMI, if any, on the conventional loans we have purchased.

The LRA is recorded in Other Liabilities in the Statement of Condition and totaled $15.8 million at September 30, 2011, and $21.1 million at December 31, 2010. See Note 8 - Allowance for Credit Losses - Notes to Financial Statements for more information.

Supplemental Mortgage Insurance. For pools of loans acquired under our original MPP, we have credit protection from loss on each loan, where eligible, through SMI, which provides insurance to cover credit losses to approximately 50% of the property's original value, subject, in certain cases, to an aggregate stop-loss provision in the SMI policy. MCCs that equal or exceed $35 million of total initial principal to be sold on a best effort basis include an aggregate loss/benefit limit or "stop-loss" that is equal to the total initial principal balance of loans under the MCC multiplied by the stop-loss percentage, as is then in effect, and represents the maximum aggregate amount payable by the SMI provider under the SMI policy for that pool. We do not have SMI coverage on loans purchased on or after December 6, 2010.

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

Credit Risk Exposure to Supplemental Mortgage Insurance Providers. As of September 30, 2011, we were the beneficiary of SMI coverage on mortgage pools with a total UPB of $5.0 billion. Two mortgage insurance companies provide all of the SMI coverage. The following table presents the SMI exposure ($ amounts in millions):

Mortgage Insurance Company	September 30, 2011	December 31, 2010
Mortgage Guaranty Insurance Corporation	$37	$22
Genworth Mortgage Insurance Corporation	16	17
Total	$53	$39

Finance Agency credit-risk-sharing regulations that authorize the use of SMI require that the providers be rated at least AA- at the time the loans are purchased. With the deterioration in the mortgage markets, we have been unable to meet the Finance Agency regulation's rating requirement because no mortgage insurers that underwrite SMI are currently rated in the second highest rating category or better by any NRSRO. In fact, none of the mortgage insurance companies currently providing SMI coverage to us were rated higher than BB as of October 31, 2011.

MPP Advantage. On November 29, 2010, we began offering MPP Advantage, which utilizes an enhanced fixed LRA account for additional credit enhancement for new MPP business consistent with Finance Agency regulations, instead of utilizing coverage from an SMI provider. The only substantive difference between the two programs is the credit enhancement structure. Our original program relied on credit enhancement from LRA and SMI to achieve an implied credit rating, based on an NRSRO model, of at least "AA," in compliance with Finance Agency regulations. MPP Advantage relies on credit enhancement from LRA only, resulting in an implied credit rating of at least "BBB," which is also in compliance with Finance Agency regulations. For both the original MPP and MPP Advantage, the funds in the LRA are used to pay losses for a particular pool of loans. Additional information concerning the SMI provider ratings is provided in Recent Accounting and Regulatory Developments - Legislative and Regulatory Developments - Finance Agency Regulatory Actions.

Loan Characteristics. The mortgage loans purchased through the MPP are currently dispersed across 50 states and the District of Columbia. No single zip code represented more than 1% of MPP loans outstanding at September 30, 2011, or December 31, 2010. It is likely that the concentration of MPP loans in our district states of Indiana and Michigan will increase in the future, due to the loss of the three largest sellers in 2006 - 2007 that were our primary sources of nationwide mortgages. The median outstanding balance of our MPP loans was approximately $132 thousand and $134 thousand at September 30, 2011, and December 31, 2010, respectively.

Credit Performance. The UPB of our conventional and FHA loans 90 days or more past due and accruing interest, non-accrual loans and troubled debt restructurings, along with the allowance for loan losses, are presented in the table below ($ amounts in millions):

	September 30, 2011	December 31, 2010
Real estate mortgages past due 90 days or more and still accruing interest	$115	$127
Non-accrual loans	—	—
Troubled debt restructurings	1	—
Allowance for loan losses	3	1

Troubled debt restructurings related to mortgage loans are considered to have occurred when a concession is granted to the debtor related to the debtor's financial difficulties that would not otherwise be considered for economic or legal reasons. We do not participate in government-sponsored loan modification programs. There were four and six mortgage loans modified that were considered troubled debt restructurings during the three and nine months ended September 30, 2011, respectively.

Although we establish credit enhancements in each mortgage pool at the time of the pool's origination that are sufficient to absorb loan losses up to approximately 50%, the magnitude of the declines in home prices, rise in unemployment rates, and increase in delinquencies in some areas since 2006 have resulted in losses in some of the mortgage pools that have exhausted credit enhancements. Some of our mortgage pools have loans originated in states and localities (e.g., California, Arizona, Florida, and Nevada) that have had the most severe declines in home prices. We purchased most of these loan pools from former members that are no longer members of the Bank and thus have stopped selling mortgage loans to us. When a mortgage pool's credit enhancements are exhausted, we realize any additional loan losses in that pool.

The serious delinquency rate for our FHA mortgages was 0.25% at September 30, 2011, compared to 0.09% at December 31, 2010. We rely on insurance provided by the FHA, which generally provides coverage for 100% of the principal balance of the underlying mortgage loan and defaulted interest at the debenture rate. However, we would receive defaulted interest at the contractual rate from the servicer.

The serious delinquency rate for conventional mortgages was 2.24% at September 30, 2011, and December 31, 2010. Both rates were below the national serious delinquency rate. See Note 8 - Allowance for Credit Losses - Notes to Financial Statements for more information.

Derivatives. A primary credit risk posed by derivative transactions is the risk that a counterparty will fail to meet its related contractual obligations, forcing us to replace the derivatives at market prices. The notional amount of interest-rate exchange agreements does not represent our true credit risk exposure; however, it serves as a factor in determining periodic interest payments or cash flows received and paid. Our net credit exposure is measured at fair value. When the net fair value of our interest-rate exchange agreements with a counterparty is positive, this generally indicates that the counterparty owes us. When the net fair value of the interest-rate exchange agreements is negative, this generally indicates that we owe the counterparty. If a counterparty fails to perform, our credit risk is approximately equal to the aggregate fair value gain, if any, on the interest-rate exchange agreements.

The following table presents key information on derivative counterparties on a settlement date basis using credit ratings based on the lower of S&P or Moody's ($ amounts in millions):

		Credit Exposure	Other
	Total	Net of Cash	Collateral	Net Credit
September 30, 2011	Notional	Collateral	Held	Exposure
AA	$16,883	$1	$—	$1
A	16,963	—	—	—
Unrated	117	—	—	—
Subtotal	33,963	1	—	1
Member institutions (1)	117	1	—	1
Total	$34,080	$2	$—	$2

December 31, 2010
AA	$14,691	$6	$—	$6
A	18,549	—	—	—
Unrated	126	—	—	—
Subtotal	33,366	6	—	6
Member institutions (1)	57	—	—	—
Total	$33,423	$6	$—	$6

(1)	Includes mortgage delivery commitments.

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

The following table presents the effective duration of equity levels for our total position which are subject to internal policy guidelines:

	-200 basis points*	0 basis points	+200 basis points
September 30, 2011	(9.5) years	(0.9) years	2.1 years
December 31, 2010	(1.0) years	0.6 years	2.9 years

*
Our internal policy guidelines provide for the calculation of the duration of equity in a low-rate environment to be based on the Finance Agency Advisory Bulletin 03-09, as modified September 3, 2008. Under these guidelines, our duration of equity was (0.9) years at September 30, 2011, and 0.6 years at December 31, 2010.

We were in compliance with the duration of equity limits established at both dates.

Duration Gap. The duration gap is the difference between the effective duration of total assets and the effective duration of total liabilities, adjusted for the effect of derivatives. A positive duration gap signals an exposure to rising interest rates because it indicates that the duration of assets exceeds the duration of liabilities. A negative duration gap signals an exposure to declining interest rates because the duration of assets is less than the duration of liabilities. The duration gap was (1.7) months at September 30, 2011, compared to (0.6) months at December 31, 2010.

Convexity. Convexity measures how fast duration changes as a function of interest-rate changes. Measurement of convexity is important because of the optionality embedded in the mortgage and callable debt portfolios. The mortgage portfolios exhibit negative convexity due to the embedded prepayment options. Management routinely reviews convexity and considers it when developing funding and hedging strategies for the acquisition of mortgage-based assets. A primary strategy for managing convexity risk arising from our mortgage portfolio is the issuance of callable debt. At September 30, 2011, callable debt funding mortgage assets as a percentage of the net mortgage portfolio equaled 30%, compared to 34% at the end of 2010. The negative convexity of the mortgage assets is partially offset by the negative convexity of underlying callable debt.

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

VaR
September 30, 2011	$131
December 31, 2010	286

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

	-200 bps	+200 bps
September 30, 2011	(3.4)%	—%
December 31, 2010	0.1%	(4.0)%

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports filed under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and (b) accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal accounting officer, to allow timely decisions regarding required disclosures. As of September 30, 2011, we conducted an evaluation, under the supervision, and with the participation, of our management, including our Chief Executive Officer (the principal executive officer), Chief Operating Officer-Chief Financial Officer (the principal financial officer) and Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer, Chief Operating Officer-Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

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

As previously disclosed in our Form 10-Q for the quarter ended March 31, 2011, we received a Derivatives Alternative Dispute Resolution notice from the Lehman bankruptcy estate on May 9, 2011. This matter has been scheduled for mediation with a court-appointed mediator in December 2011. While we believe that we fully satisfied our obligation to Lehman and intend to vigorously defend this matter, we are unable to predict the timing or ultimate outcome of this matter.

Private-Label MBS Litigation

As previously disclosed in our Form 10-Q for the quarter ended June 30, 2011, we filed an amended complaint on July 14, 2011, in the Superior Court of Marion County, Indiana, relating to 30 private-label MBS we purchased in the aggregate original principal amount of approximately $2.7 billion. Our amended complaint, like our original complaint filed on October 15, 2010, is an action for rescission and damages and continues to assert claims for negligent misrepresentation and violations of state and federal securities law occurring in connection with the sale of these private-label MBS. Our amended complaint includes additional legal and factual allegations in support of our claims and makes other technical corrections. On September 14, 2011, the defendants filed a motion to dismiss our amended complaint. Our response to that motion is due on November 14, 2011.

Item 1A.  RISK FACTORS

Except for an update to the following risk factors, there have been no material changes in the risk factors described in Item 1A of our 2010 Form 10-K.

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

As a result of S&P lowering our credit rating, we were required to deliver additional collateral (at fair value) to certain of our derivative counterparties. As of September 30, 2011, we had posted $804.3 million of collateral to 11 counterparties, compared to $42.1 million of collateral to two counterparties at June 30, 2011. The increase was primarily due to the lowering of collateral thresholds resulting from the S&P credit rating downgrades. If our credit rating had been lowered again by a major credit rating agency (from AA+ to AA), we could have been required to deliver up to an additional $7.6 million of collateral (at fair value) to our derivative counterparties at September 30, 2011. No other significant contract or covenant for any credit facility or other agreement is expected to be materially impacted by the downgrade.

Although these recent rating actions have not yet had a material impact on our funding costs, uncertainty still remains regarding possible longer-term effects resulting from these downgrades. Any future downgrades in credit ratings and outlook could result in higher funding costs or disruptions in our access to capital markets, including additional collateral posting requirements under certain derivative instrument agreements. Furthermore, member demand for certain of our products could possibly weaken. To the extent that we cannot access funding when needed on acceptable terms to effectively manage our cost of funds, our financial condition and results of operations and the value of membership in our Bank may be negatively affected.

Operations Risk Could Cause Unexpected Losses

Operations risk is the risk of unexpected losses attributable to human error, systems failures, fraud, unenforceability of contracts, or inadequate internal controls and procedures.

We rely heavily on our information systems and other technology to conduct and manage our business. If we experience a failure or interruption in any of these systems or other technology, we may be unable to conduct and manage our business effectively, including, without limitation, our Advances and hedging activities. During the third quarter of 2011, we signed a contract to replace our core banking system. This implementation, which is expected to take several years, along with several other key initiatives simultaneously undertaken this year, could subject us to a higher risk of failure or interruption. Although we have implemented a business continuity plan, we may not be able to prevent, timely and adequately address, or mitigate the negative effects of any failure or interruption. Any failure or interruption could adversely affect our Advances business, member relations, risk management, or profitability, which could negatively affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

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
MCC: Master Commitment Contract
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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

November 10, 2011	By:	/s/ MILTON J. MILLER II
	Name:	Milton J. Miller II
	Title:	President - Chief Executive Officer

November 10, 2011	By:	/s/ CINDY L. KONICH
	Name:	Cindy L. Konich
	Title:	Executive Vice President - Chief Operating Officer - Chief Financial Officer

November 10, 2011	By:	/s/ K. LOWELL SHORT, JR.
	Name:	K. Lowell Short, Jr.
	Title:	Senior Vice President - Chief Accounting Officer