Form 10-K
period 2011-12-31
Federal Home Loan Bank of Indianapolis
filed 2012-03-20
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
☐  Yes    ☒  No
Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2011, the aggregate par value of the stock held by members and former members of the registrant was approximately $2.005 billion. At February 29, 2012, 20,217,796 shares of stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: None.

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

These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions; volatility of market prices, rates, and indices; political, legislative, regulatory, or judicial events; war, terrorism or natural disasters; membership changes; competitive forces; changes in investor demand for Consolidated Obligations and/or the terms of interest rate exchange agreements and similar agreements; and timing and volume of market activity. This Form 10-K, including the Business section and Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with our financial statements and notes, which begin on page F-1.

ITEM 1. BUSINESS

As used in this Form 10-K, unless the context otherwise requires, the terms "we," "us," "our," and the "Bank" refer to the Federal Home Loan Bank of Indianapolis. We use certain acronyms and terms throughout this Item 1 that are defined in the Glossary of Terms located in Item 15. Exhibits and Financial Statement Schedules.

Unless otherwise stated, amounts disclosed in this Item 1 are rounded to the nearest million; therefore, dollar amounts of less than one million may not be reflected in Item 1 and, due to rounding, may not appear to agree to the amounts presented in thousands in the Financial Statements and Notes to Financial Statements. Amounts used to calculate dollar and percentage changes are based on numbers in the thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

Background Information

The Federal Home Loan Bank of Indianapolis is one of 12 Federal Home Loan Banks (collectively, the "FHLBanks" or individually an "FHLBank") organized under the authority of the Bank Act. We were chartered on October 12, 1932. As a cooperative institution, we are wholly-owned by our member financial institutions, which are also our primary customers. We provide a readily available, low-cost source of funds to our members. We do not lend directly to, or purchase mortgage loans directly from, the general public. All federally-insured depository institutions (including commercial banks, thrifts and credit unions), CDFIs certified by the CDFI Fund of the United States Treasury, and insurance companies that have a principal place of business located in Indiana or Michigan are eligible to become members of our Bank. Applicants for membership must meet certain requirements that demonstrate that they are engaged in residential housing finance. All member financial institutions are required to purchase shares of our Class B Capital Stock as a condition of membership. Only members may own our capital stock, except for stock held by former members or their legal successors during their stock redemption period.

The FHLBanks are not government agencies and do not receive financial support from taxpayers. Each of the FHLBanks is a GSE and a federal instrumentality of the United States of America that operates as an independent entity with its own board of directors, management, and employees. A GSE is an entity that combines elements of private capital, public sponsorship, and public policy. The public sponsorship and public policy attributes of the FHLBanks include:

•	exemption from federal, state, and local taxation, except real estate taxes;

•	exemption from registration under the Securities Act of 1933, as amended (the FHLBanks are required by federal regulation to register a class of their equity securities under the Exchange Act);

•
the requirement that at least two-fifths of our directors be non-member "independent" directors, that two of these "independent" directors must have experience in consumer or community interests, and that the remaining directors must have demonstrated financial experience;

•	the United States Treasury's authority to purchase up to $4 billion of Consolidated Obligations of the FHLBanks; and

•	the requirement to use 10% of annual net earnings before Interest Expense on MRCS to fund the AHP.

The principal source of our funding is the proceeds from the sale to the public of FHLBank debt instruments, known as Consolidated Obligations, which consist of CO Bonds and Discount Notes. The Office of Finance was established as a joint office of the FHLBanks to facilitate the issuance and servicing of Consolidated Obligations. The 12 FHLBanks, along with the Office of Finance, comprise the FHLBank System. The United States government does not guarantee, directly or indirectly, our Consolidated Obligations, which are the joint and several obligations of all 12 FHLBanks.

On July 30, 2008, the United States Congress enacted HERA primarily to address the housing finance crisis, expand the FHA financing authority and address GSE reform issues, among other matters. A significant provision of HERA created a new federal agency, the Finance Agency, that became the new federal regulator of the FHLBanks, Fannie Mae and the Freddie Mac effective on the date of enactment of HERA. Our former regulator, the Finance Board, has been abolished, and Finance Board regulations, policies, and directives have been transferred to the Finance Agency. Consequently, unless the context requires otherwise, we will use the term "Finance Agency" herein to refer either to the Finance Agency established by HERA, or to its predecessor, the Finance Board. The Finance Agency's operating expenses with respect to the FHLBanks are funded by assessments on the FHLBanks. No tax dollars are used to support the operations of the Finance Agency relating to the FHLBanks.

On July 21, 2010, the United States Congress enacted the Dodd-Frank Act which, among other provisions: (i) created an interagency Oversight Council that is charged with identifying and regulating systemically important financial institutions; (ii) regulates the over-the-counter derivatives market; (iii) imposed new executive compensation proxy and disclosure requirements; (iv) established new requirements for MBS, including a risk-retention requirement; (v) reformed the credit rating agencies; (vi) makes a number of changes to the federal deposit insurance system; and (vii) creates a consumer financial protection bureau. Although the FHLBanks were exempted from several notable provisions of the Dodd-Frank Act, the FHLBanks' business operations, funding costs, rights, obligations, and/or the environment in which the FHLBanks carry out their housing-finance mission are likely to be impacted by the Dodd-Frank Act. For additional information concerning this legislation, please refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Accounting and Regulatory Developments - Legislative and Regulatory Developments.

Business Segments

We manage our operations by grouping products and services within two business segments. These business segments are (i) Traditional, which includes credit services (such as Advances, letters of credit, and lines of credit), investments (including Federal Funds Sold, Securities Purchased Under Agreement to Resell, AFS securities, and HTM securities), correspondent services, and deposits; and (ii) the MPP. The revenues, profit or loss, and total assets for each segment are disclosed in Notes to Financial Statements - Note 19 - Segment Information.

Traditional.

Credit Services. We offer our members a wide variety of credit services, including Advances, letters of credit, and lines of credit. We approve member credit requests based on the member's creditworthiness and financial condition, as well as its collateral position. All credit products must be fully collateralized by a member's pledge of eligible assets, primarily one-to-four family residential mortgage loans, various types of securities, deposits in our Bank, and certain ORERC, such as commercial MBS, commercial real estate loans and home equity loans, supplemented by a statutory lien provided under the Bank Act on each member's stock in our Bank. We also accept small business loans and farm real-estate loans as collateral from CFIs, which were defined for 2011 as FDIC-insured depository institutions with average total assets not exceeding $1.041 billion over the three years preceding the transaction date. As of January 1, 2012, the limit is $1.076 billion. This limit is subject to annual adjustment by the Finance Agency director based on the consumer price index and is rounded to the nearest million.

We offer a wide array of fixed-rate and adjustable-rate Advances, our primary credit product. The maturities of Advances currently offered typically range from 1 day to 10 years, although the maximum maturity may be longer in some instances. Members utilize Advances for a wide variety of purposes including:

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

We offer standby letters of credit, generally for up to 10 years in term, which are rated Aaa by Moody's and AA+ by S&P. Letters of credit are performance contracts that guarantee the performance of a member to a third party and are subject to the same collateralization and borrowing limits that are applicable to Advances. A letter of credit may be offered to assist members in facilitating residential housing finance, community lending, asset/liability management, or liquidity. The Indiana General Assembly enacted a provision to amend Indiana Code 5-13 to allow an approved depository of Indiana public funds to collateralize public unit deposits with FHLBank letters of credit. As a result of this legislation, on May 16, 2011, we began offering a standby letter of credit product to collateralize Indiana public deposits.

We also offer lines of credit, which allow members to fund short-term cash needs without submitting a new application for each request for funds.

Advances. Members have access to a wide array of Advances and other credit products. Our primary Advance products include:

•
Fixed-rate Bullet Advances, which have fixed rates throughout the term of the Advances. These Advances are typically referred to as "bullet" Advances because no principal payment is due until maturity. Prepayments prior to maturity are subject to prepayment fees. Interest is generally due on a monthly basis.

•
Putable Advances, which are fixed-rate Advances that give us an option to terminate the Advance prior to maturity. We would normally exercise the option to terminate the Advance when interest rates increase. Upon our exercise of the option, the member must repay the putable Advance or convert it to a floating rate instrument under the terms established at the time of the original issuance. Interest is generally due on a monthly basis.

•
Fixed-rate Amortizing Advances, which are fixed-rate Advances that require principal payments either monthly or annually, based on a specified amortization schedule with a balloon payment of remaining principal at maturity. Interest is generally due on a monthly basis.

•
Adjustable-rate Advances, which are sometimes called "floaters," reprice periodically based on a variety of indices, including LIBOR. Quarterly LIBOR floaters are the most common type of adjustable-rate Advance we extend to our members. Prepayment terms are agreed to before the Advance is extended. Most frequently, no prepayment fees are required if a member prepays an adjustable rate Advance on a reset date, after a pre-determined lock-out period, with the required notification. No principal payment is due prior to maturity. Interest is generally due on a monthly basis.

•
Variable-rate Advances, which reprice daily. They may be borrowed on terms from one day to six months and may be prepaid on any given business day during that term without fee or penalty. No principal payment is due until maturity. Interest is generally due on a monthly basis.

•
Callable Advances, which are fixed-rate Advances that give the member an option to prepay the Advance before maturity on call dates with no prepayment fee, which members normally would exercise when interest rates decrease.

We also offer customized Advances to meet the particular needs of our members. Our entire menu of Advance products is generally available to each creditworthy member, regardless of the member's asset size. Finance Agency regulations require us to price our credit products consistently and without discrimination to all members applying for Advances. We are also prohibited from pricing our Advances below our marginal cost of matching term and maturity funds in the marketplace, including embedded options, and the administrative cost associated with making such Advances to members. Therefore, Advances are typically priced at standard spreads above our cost of funds. Our board-approved credit policy allows us to offer lower rates on certain types of Advances transactions. Determinations of such rates are based on factors such as volume, maturity, product type, funding availability and costs, and competitive factors in regard to other sources of funds.

We are generally limited to making Advances to members; however, by regulation, we are also permitted to make Advances to Housing Associates. A Housing Associate is an approved lender under Title II of the National Housing Act of 1934 that is either a government agency or is chartered under federal or state law with rights and powers similar to those of a corporation. A Housing Associate must lend its own funds as its principal activity in the mortgage lending field and, although it must meet the same regulatory lending requirements as members, it may not purchase our stock and has no voting rights. We do not presently have Advances outstanding to any Housing Associates.

Advances Concentration. Credit risk can be magnified if a lender's portfolio is concentrated in a few borrowers. At December 31, 2011, our top five borrowers accounted for 50% of total Advances outstanding, at par. Because of this concentration in Advances, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we regularly analyze the implications to our financial management and profitability if we were to lose the business of one or more of these customers.

The following tables present the par value of Advances outstanding for our five largest borrowers ($ amounts in millions). As noted below, Bank of America, N.A. and M&I Bank are no longer members. At our discretion, and provided the borrower meets our contractual requirements, Advances to borrowers that are no longer members may remain outstanding until maturity.

December 31, 2011	Advances Outstanding	% of Total
Flagstar Bank, FSB	$3,953	22%
Jackson National Life Insurance Company	1,915	11%
Blue Cross Blue Shield of Michigan	1,053	6%
Guggenheim Life and Annuity Company	1,038	6%
American United Life Insurance Company	832	5%
Subtotal	8,791	50%
Others	8,977	50%
Total Advances, par value	$17,768	100%

December 31, 2010
Flagstar Bank, FSB	$3,726	21%
Jackson National Life Insurance Company	1,765	10%
Bank of America, N.A. (1)	900	5%
Citizens Bank, Flint, Michigan	804	5%
M&I Bank (Marshall & Ilsley) (2)	800	5%
Subtotal	7,995	46%
Others	9,643	54%
Total Advances, par value	$17,638	100%

(1)
The parent company of Bank of America, N.A. purchased the North American holding company of our member, LaSalle Bank Midwest, N.A. ("LaSalle Bank") on October 1, 2007. As of October 17, 2008, the LaSalle Bank charter was consolidated into a Bank of America Corporation charter (that of Bank of America, N.A.) located in another FHLBank district. Therefore, Bank of America, N.A. is a non-member borrower.

(2)
On January 2, 2008, M&I Bank acquired our former member, First Indiana Bank, N.A. M&I Bank does not have a charter in our district and is not a member of our Bank. On July 5, 2011, BMO Financial Group completed the merger of M&I Bank with BMO Harris Bank N.A.

As of December 31, 2011, 52 of our 416 members had assets in excess of $1 billion, and together they comprised approximately 82% of the total member asset base, i.e., the total cumulative assets of our member institutions. As of December 31, 2011, our member borrowers with the three largest Advance balances accounted for 23% of member assets and 39% of total Advances, at par. Our current largest non-member borrower, Bank of America, N.A., had outstanding Advances of $0.4 billion at December 31, 2011, and $0.1 billion of these outstanding Advances will mature in 2012.

For the years ended December 31, 2011, and 2010, we had gross interest earned on Advances, excluding the effects of interest-rate exchange agreements with non-member counterparties, from one customer, Flagstar Bank, FSB, that exceeded 10% of our Total Interest Income. We had Advances outstanding to and imputed interest income earned from Flagstar Bank, FSB as follows ($ amounts in millions):

	As of and for the Years Ended December 31,
	2011	2010
Advances, at par	$3,953	$3,726
% of Total Advances, outstanding	22%	21%

Gross interest income earned	$118	$155
% of Total Interest Income	17%	18%

Collateral. All credit products extended to a member must be fully collateralized by the member's pledge of eligible assets. Each borrowing member and its affiliates that hold collateral are required to grant us a security interest in such collateral. All such security interests held by us are afforded a priority by the Competitive Equality Banking Act of 1987 over the claims of any party, including any receiver, conservator, trustee, or similar party having rights as a lien creditor, except for claims held by bona fide purchasers for value or by parties that are secured by prior perfected security interests, provided that such claims would otherwise be entitled to priority under applicable law. Moreover, with respect to federally-insured depository institution members, our claims are given certain preferences pursuant to the receivership provisions of the Federal Deposit Insurance Act. With respect to insurance company members, however, Congress provided in the McCarran-Ferguson Act of 1945 that state law generally governs the regulation of insurance and shall not be invalidated by federal law unless the federal law expressly regulates the business of insurance. Thus, if a court were to determine that the priority provision of Section 10(e) of the Bank Act conflicts with state insurance law applicable to our insurance company members, the court might then determine that the priority of our security interest would be governed by state law, not Section 10(e). Under these circumstances, the "super lien" priority protection afforded to our security interest under Section 10(e) may not fully apply when we lend to such insurance company members. However, we further protect our security interests in the collateral pledged by our members by filing UCC-1 financing statements, taking possession or control of such collateral, or taking other appropriate steps.

Collateral Status Categories. We take collateral on a blanket, specific listings or possession basis depending on the credit quality of the borrower, type of institution and our review of conflicting liens. The blanket basis is the least restrictive and allows the member to retain possession of the pledged collateral, provided that the member executes a written security agreement and agrees to hold the collateral for our benefit. Under specific listings status, the member maintains possession of the specific collateral pledged, but the member generally provides listings of loans pledged with detailed loan information such as loan amount, payments, maturity date, interest rate, LTV, collateral type, FICO® scores, etc. Members under possession are required to place the collateral in possession with our Bank or a third-party custodian in amounts sufficient to secure all outstanding obligations, as described below.

Eligible Collateral. Eligible collateral types include certain investment securities, one-to-four family first mortgage loans, multi-family first mortgage loans, deposits in our Bank, certain ORERC assets, and small business loans or farm real estate loans from CFIs (authorized by the GLB Act amendment to the Bank Act). While we only extend credit based on the borrowing capacity for such approved collateral, our contractual arrangements typically allow us to take other assets as collateral to provide additional protection, including the borrower's stock in our Bank. We have an Anti-Predatory Lending Policy and a Subprime and Nontraditional Residential Mortgage Policy that establish guidelines for any subprime or nontraditional loans in our collateral. Loans that are delinquent or violate our Anti-Predatory Lending Policy or our Subprime and Nontraditional Residential Mortgage Policy do not qualify as acceptable collateral and are required to be removed from any collateral value calculation.

Typically, Advances must be over-collateralized based on the type of collateral, with standard requirements ranging from 100% for deposits (cash) to 145% - 175% for residential mortgages held under blanket liens. Less traditional types of collateral such as home equity loans and commercial real estate loans have standard coverage ratios up to 250%. Over-collateralization requirements are applied using market values for collateral in listing and delivery status and using book value for collateral pledged on blanket status. In no event however, would market values on whole loan collateral exceed par. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk Management - Advances for more information.

Collateral Review and Monitoring. We verify collateral balances by performing periodic, on-site collateral audits on each of our borrowing members, which allow us to verify loan pledge eligibility, loan credit strength and loan documentation quality, as well as adherence to our Anti-Predatory Lending Policy, our Subprime and Nontraditional Residential Mortgage Policy, and other collateral policies. In addition, on-site collateral audit findings are used to adjust over-collateralization amounts to mitigate credit risk and collateral liquidity concerns.

Investments. We maintain a portfolio of investments, purchased from approved counterparties, members and their affiliates, or other FHLBanks, to provide liquidity, utilize balance sheet capacity and enhance our earnings. Our portfolio of short-term investments in highly-rated entities, principally short-term federal funds, ensures the availability of funds to meet our members' credit needs. The longer term investment portfolio typically provides higher returns and may consist of (i) securities issued by the United States government, its agencies, and certain GSEs, (ii) MBS and ABS that are issued by government-sponsored mortgage agencies or private issuers, and (iii) securities that carry ratings from one or more of the NRSROs: Moody's, S&P or Fitch. Our investments in GSEs are generally not guaranteed by the United States government.

All unsecured investments, such as federal funds, including those with our members or their affiliates, are subject to certain selection criteria. Each approved unsecured counterparty has an exposure limit, which is computed in the same manner regardless of the counterparty's status as a member, affiliate of a member or unrelated party. These criteria determine the permissible amount and term of the investment. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk Management - Investments - Short-Term Investments for more information.

Investments in MBS are subject to specific issuer limitations. Under the Finance Agency's regulations, except for certain investments authorized under state trust law for our retirement plans, we are prohibited from investing in the following types of securities:

•
instruments, such as common stock that represent an equity ownership in an entity, other than stock in small business investment companies, or certain investments targeted to low-income persons or communities;

•	instruments issued by non-United States entities, other than those issued by United States branches and agency offices of foreign commercial banks;

•	non-investment grade debt instruments, other than certain investments targeted to low-income persons or communities and instruments that were downgraded after their purchase;

•	whole mortgages or other whole loans, except for

◦	those acquired under the MPP or the Mortgage Partnership Finance Program™;

◦	certain investments targeted to low-income persons or communities; and

◦	certain foreign housing loans authorized under Section 12(b) of the Bank Act; or

•	non-United States dollar denominated securities.

Finance Agency policy further provides that the total book value of our investments in MBS and ABS must not exceed 300% of our total regulatory capital, consisting of Class B stock, Retained Earnings, and MRCS, as of the day we purchase the investments, based on the capital amount most recently reported to the Finance Agency. If our outstanding investments in MBS and ABS exceed the limitation at any time, but were in compliance at the time we purchased the investments, we would not be considered out of compliance with the regulation, but we would not be permitted to purchase additional investments in MBS or ABS until these outstanding investments were within the capital limitation. These investments, as a percentage of total regulatory capital, were 294% at December 31, 2011. Generally, our goal is to maintain these investments near the 300% limit.

In addition, we are prohibited by regulation and internal policy from purchasing certain types of investments, such as interest-only or principal-only stripped MBS, CMOs, REMICs or ABS, residual-interest or interest-accrual classes of CMOs, REMICs, ABS and MBS, and CMOs or REMICs with underlying collateral containing pay option/negative amortization mortgage loans, unless those loans or securities are guaranteed by the United States government, Fannie Mae, Freddie Mac, or Ginnie Mae.
Further, we will not knowingly purchase any MBS or ABS that violate the provisions of our Anti-Predatory Lending Policy or our Subprime and Nontraditional Residential Mortgage Policy.

Deposit Products. Deposit products provide a portion of our funding resources, while also giving members a high-quality asset that satisfies their regulatory liquidity requirements. We offer several types of deposit products to our members and other institutions including overnight and demand deposits. We may accept uninsured deposits from:

•	our members;

•	institutions eligible to become members;

•	any institution for which we are providing correspondent services;

•	interest-rate swap counterparties;

•	other FHLBanks; or

•	other federal government instrumentalities.

The following table presents the composition of our deposits ($ amounts in millions):

	December 31, 2011		December 31, 2010
Types of Deposits	Amount	% of Total	Amount	% of Total
Demand and overnight	$620	99%	$560	96%
Time	—	—%	15	2%
Other Non-Interest Bearing	9	1%	10	2%
Total Deposits	$629	100%	$585	100%

To support deposits, the Bank Act requires us to have an amount equal to the current deposits invested in obligations of the United States, deposits in eligible banks or trust companies, or Advances with a maturity not exceeding five years.

We were in compliance with the Bank Act liquidity requirements for deposits. The following table presents our excess liquidity deposit reserves as of the dates indicated ($ amounts in millions):

	December 31, 2011	December 31, 2010
Liquidity deposit reserves	$17,500	$18,611
Less: Total Deposits	629	585
Excess liquidity deposit reserves	$16,871	$18,026

Mortgage Purchase Program.

Overview. We began purchasing mortgage loans directly from our members through our MPP in the second quarter of 2001. Members that participate in the MPP are known as PFIs. By regulation, we are not permitted to purchase loans from any PFI that is not a member of the FHLBank System, and we may not use a trust or other entity to purchase the loans for us. We purchase conforming, medium- or long-term, fixed-rate, fully amortizing, level payment loans predominantly for primary, owner-occupied, detached residences, including single-family properties, and two-, three-, and four-unit properties. Additionally, to a lesser degree, we purchase loans for primary, owner-occupied, attached residences (including condominiums and planned unit developments), second/vacation homes, and investment properties.

All of our mortgage loan purchases are governed by a Finance Board regulation adopted in 2000, as amended. Prior to that time, the FHLBanks could only purchase mortgage loans based upon individual approvals from the Finance Board. Further, while the regulation does not specifically limit us to purchasing fixed-rate loans, we would need to comply with the Finance Agency's regulation on new business activities to purchase adjustable-rate loans. The Finance Agency regulations provide that any material changes to mortgage purchase programs that have a different risk profile need to be approved by the Finance Agency as a new business activity.

Under current regulations, all pools of mortgage loans purchased by us, other than government-insured mortgage loans, must have sufficient credit enhancement so that the pools of loans are at least investment grade. In accordance with Finance Agency regulations, we generally limit the pools of mortgage loans that we will purchase to those with an implied NRSRO credit rating of at least BBB.

New Business Activity. Our original MPP, which we ceased offering in November 2010, relied on credit enhancement from LRA and SMI to achieve an implied credit rating, based on an NRSRO model, of at least AA, in compliance with Finance Agency regulations. On November 29, 2010, we began offering MPP Advantage for new MPP business, which utilizes an enhanced fixed LRA account for additional credit enhancement, resulting in an implied credit rating of at least BBB, consistent with Finance Agency regulations, instead of utilizing coverage from an SMI provider. The only substantive difference between the two programs is the credit enhancement structure. For both the original MPP and MPP Advantage, the funds in the LRA are used to pay losses for a particular pool of loans. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Accounting and Regulatory Developments - Legislative and Regulatory Developments - Significant Finance Agency Regulatory Actions for more information.

Loan Purchase Process. All loans we purchase must meet guidelines for our MPP or be specifically approved as an exception based on compensating factors. Our guidelines generally meet or exceed the underwriting standards of Fannie Mae and Freddie Mac. For example, the maximum LTV ratio for any mortgage loan at the time of purchase is 95%, and borrowers must meet certain minimum credit scores depending upon the type of property or loan. Further, we will not knowingly purchase any loan that violates the provisions of our Anti-Predatory Lending Policy or our Subprime and Nontraditional Residential Mortgage Policy.

PFIs must complete all application documents, which are reviewed by our Credit Department. In addition, a PFI must:

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

Credit Enhancement. FHA mortgage loans are backed by insurance provided by the United States government and, therefore, no additional credit enhancements (such as an LRA or SMI) are required.

For conventional mortgage loans, the credit enhancement required to reach the expected credit rating is determined by using an NRSRO credit risk model. As part of the credit enhancement, an LRA is then established in an amount sufficient to cover expected losses in excess of the borrower's equity and PMI, if any.

Credit losses on defaulted mortgage loans in a pool are paid from these sources, until they are exhausted, in the following order:

•	borrower's equity;

•	PMI, if any;

•	LRA;

•	SMI, if applicable; and

•	our Bank.

LRA. We use either a "spread LRA" or a "fixed LRA" for credit enhancement. The spread LRA is used in combination with SMI for credit enhancement of conventional mortgage loans purchased under our original MPP, and the fixed LRA is being used for all acquisitions of new conventional mortgage loans purchased under MPP Advantage. The spread LRA is funded through a reduction to the net yield earned on the loans, and the corresponding purchase price paid to the PFI reflects our reduced net yield. Under our original MPP, the LRA for each pool of loans is funded monthly, at an annual rate ranging from seven to ten basis points depending on the terms of the MCC, from the interest spread received on outstanding loans and is used to pay loan loss claims or is held until the LRA accumulates to a required "release point." The release point is 30 to 50 basis points of the then outstanding principal balances of the loans in that pool, depending on the terms of the original contract. If the LRA exceeds the required release point, the excess amount is eligible for return to the member(s) that sold us the loans in that pool, subject to a minimum 5-year lock-out period and, in some instances, completion of the releases by the 11th year after loan acquisition. SMI provides an additional layer of credit enhancement beyond the LRA. Losses that exceed LRA funds are covered by SMI up to a severity of approximately 50% of the original property value of the loan, depending on the SMI contract terms. We absorb any losses in excess of LRA funds and SMI.

The LRA for MPP Advantage differs from our original program in that the funding of the LRA occurs at the time the loan is acquired and consists of a portion of the principal balance purchased. The LRA funding amount is currently 120 basis points of the principal balance of the loans in the pool. There is no SMI credit enhancement for MPP Advantage. Funds in the LRA not used to pay loan losses may be returned to the seller subject to a release schedule detailed in each pool's contract based on the original LRA amount. No LRA funds are returned to the member for the first 5 years after acquisition but such returns are available to be completed by the 26th year after loan acquisition. We absorb any losses in excess of LRA funds.

SMI. For pools of loans acquired under the original MPP, we entered into the insurance contracts directly with the SMI provider, including a contract for each pool or aggregate pool. Pursuant to Finance Agency regulation, the PFI must be responsible for all expected credit losses on the mortgages sold to us. Therefore, the PFI was the purchaser of the SMI policy, and we are designated as the beneficiary. Although we remit the premium payments to the SMI provider, the premiums are the PFI's obligation. We collect the SMI premiums from the monthly mortgage remittances received from the PFIs or their designated servicer and remit them to the SMI provider as an administrative convenience.

In 2006, the Finance Board approved our proposal to offer pool aggregation under our MPP. Our pool aggregation program is designed to reduce the credit enhancement costs to small and mid-size members participating in the program. Members that participate in the MPP are allowed to pool their loans with similar pools of loans originated by other PFIs to create aggregate pools of approximately $100 million original UPB or greater. The cost of obtaining SMI for a pool of $100 million is less than the cost of obtaining SMI for smaller separate pools of loans. Pool aggregation has continued with MPP Advantage. The combination of small and mid-size members into one pool assists in the evaluation of the amount of LRA needed for the overall credit enhancement.

Earnings from the MPP. Our earnings from the MPP are comprised of the monthly interest payments we receive, which are computed on each loan at the mortgage note rate multiplied by the principal balance outstanding, adjusted for the following:

•	servicing costs;

•	the cost of funding the LRA;

•	the cost of the SMI, if applicable;

•	the net amortization of purchased loan premiums or discounts;

•	the net amortization of terminated hedge basis adjustments; and

•	uninsured credit losses.

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

We receive a 0.25% to 0.75% fee on cash-out refinancing transactions depending on the initial LTV ratio. We also adjust the market price we pay for loans depending upon market conditions. We continue to evaluate the scope and rate of such fees as they evolve in the industry, and we may change our fee structure to be similar to those of the other GSEs. We do not pay a PFI any fees other than the servicing fee when the PFI retains the servicing rights.

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

In order to limit the cost of SMI coverage, we negotiated in 2005 with MGIC, and subsequently with Genworth, to obtain an aggregate loss/benefit limit or "stop-loss" on any MCCs that equal or exceed $35 million. The stop-loss is equal to the total initial principal balance of loans under the MCC multiplied by the stop-loss percentage, as is then in effect, and represents the maximum aggregate amount payable by the SMI provider under the SMI policy for that pool. Even with the stop-loss provision, the aggregate of the LRA and the amount payable by the SMI provider under an SMI stop-loss contract will be equal to or greater than the amount of credit enhancement required for the pool to have an implied S&P credit rating of at least AA at the time of purchase. Non-credit losses, such as uninsured property damage losses that are not covered by the SMI, can be recovered from the LRA to the extent that there are LRA funds available.

In 2008, JPMorgan Chase & Co. acquired the banking operations of our former approved servicer, Washington Mutual Bank, FA. Currently, JPMorgan Chase & Co. is the only approved servicer to which servicing rights may be sold when we originally purchase the mortgage loans. Those PFIs that retain servicing rights receive a monthly servicing fee, must be approved by us and undergo an audit by a third-party quality control contractor that advises the PFIs of any deficiencies in servicing procedures or processes and then notifies us so that we can monitor the PFIs' performance. The PFIs that retain servicing rights can sell those at a later date with our approval. Servicing activities, whether retained or released, are subject to review by our master servicer, Washington Mutual Mortgage Securities Corporation. If we deem servicing to be inadequate, we can require that the servicing of those loans be transferred to a servicer that is acceptable to us.

It is the servicer's responsibility to initiate loss claims on the loans. No payments from the LRA (other than excess amounts returned to the PFI over a period of time in accordance with each MCC) or SMI are made prior to the claims process. For loans that are credit-enhanced with SMI, if it is determined that a loss is covered, the SMI provider pays the claim in full and seeks reimbursement from the LRA. The SMI provider is entitled to reimbursement for credit losses from funds available in the LRA that are equal to the aggregate amounts contributed to the LRA less any amounts paid for previous claims and any amounts that have been released to the PFI from the LRA or paid to us to cover prior claims. If the LRA is still being funded, the SMI provider could make claims against those payments as they are received up to the full reimbursable amount of the claim, and these amounts would be reflected as additional deductions from the LRA as they were paid. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk Management - MPP for additional information.

MPP Concentration. Our board of directors has established a limit that restricts MPP loans outstanding purchased from any one PFI to 50% of MPP loans outstanding. Loans previously purchased from a former member, Bank of America, N.A, contributed interest income that exceeded 10% of our Total Interest Income for the years ended December 31, 2011, and 2010. We had mortgage loans outstanding and imputed interest income earned on loans purchased from Bank of America, N.A. as follows ($ amounts in millions):

	As of and for the Years Ended
	December 31,
	2011	2010
Mortgage Loans Held for Portfolio, par value	$1,641	$2,142
% of Mortgage Loans Held for Portfolio, outstanding	28%	32%

Imputed interest income earned	$89	$127
% of Total Interest Income	13%	15%

See Item 1A. Risk Factors - Loss of One or More Large Customers Could Adversely Impact Our Profitability, Our Ability to Achieve Business Objectives, and Our Risk Concentration for additional information.

Housing Goals. Finance Agency regulations require that low-income housing goals be established if total mortgage purchases exceed $2.5 billion annually. No low-income housing goals are currently in place because we did not purchase $2.5 billion of mortgages in 2011.

Funding Sources

The primary source of funds for each of the FHLBanks is the sale of Consolidated Obligations in the capital markets. The Finance Agency and the United States Secretary of the Treasury have oversight over the issuance of our debt through our agent, the Office of Finance. The Finance Agency's regulations govern the issuance of debt on our behalf and authorize us to issue Consolidated Obligations through the Office of Finance, under Section 11(a) of the Bank Act. All of the FHLBanks are jointly and severally liable for the Consolidated Obligations issued under Section 11(a). No FHLBank is permitted to issue individual debt under Section 11(a) without the approval of the Finance Agency.

While Consolidated Obligations, which consist of CO Bonds and Discount Notes, are, by regulation, the joint and several obligations of the FHLBanks, the primary liability for Consolidated Obligations issued to provide funds for a particular FHLBank rests with that FHLBank. Consolidated Obligations are backed only by the financial resources of the FHLBanks, and there has never been a default in the payment of any Consolidated Obligation. Although each FHLBank is a GSE, Consolidated Obligations are not obligations of, and are not guaranteed by, the United States government. Our Consolidated Obligations are rated Aaa by Moody's and AA+ by S&P. The aggregate par amount of the FHLBank System's outstanding Consolidated Obligations was approximately $691.9 billion at December 31, 2011, and $796.4 billion at December 31, 2010. The par amount of the Consolidated Obligations for which we are the primary obligor was $36.9 billion at December 31, 2011, and $40.7 billion at December 31, 2010.

We must maintain, free from any lien or pledge, an amount at least equal to the amount of Consolidated Obligations outstanding on our behalf from among the following types of assets:

•	cash;

•	obligations of, or fully guaranteed by, the United States;

•	Advances;

•	mortgages that have any guaranty, insurance, or commitment from the United States or any agency of the United States;

•
investments described in Section 16(a) of the Bank Act, which include, among others, securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located; and

•
other securities that are assigned a rating or assessment by an NRSRO that is equivalent to or higher than the rating or assessment assigned by that NRSRO to the Consolidated Obligations. Rating modifiers are ignored when determining the applicable rating level.

The following table ($ amounts in millions) shows a comparison of the aggregate amount of the above-noted asset types to the total amount of outstanding Consolidated Obligations issued on our behalf. We were in compliance with this requirement at both December 31, 2011, and 2010.

	December 31,
	2011	2010
Aggregate qualifying assets	$40,318	$44,863
Total Consolidated Obligations	36,894	40,800
Aggregate qualifying assets in excess of Consolidated Obligations	$3,424	$4,063

Ratio of aggregate qualifying assets to Consolidated Obligations	1.09	1.10

Office of Finance. The issuance of the Consolidated Obligations is facilitated and executed by the Office of Finance, which also services all outstanding debt, provides information on capital market developments, and manages our relationship with the NRSROs with respect to Consolidated Obligations. The Office of Finance also prepares and publishes the Combined Financial Report of the FHLBanks.

As the FHLBanks' fiscal agent for debt issuance, the Office of Finance can control the timing and amount of each issuance. The United States Treasury can affect debt issuance for the FHLBanks through its oversight of the United States financial markets. See Supervision and Regulation - Government Corporations Control Act herein for additional information.

Financing Corporation. The Financing Corporation is a corporation established by Congress in the Competitive Equality Banking Act of 1987 and was originally intended to finance a rebuilding of the Federal Savings and Loan Insurance Corporation (“FSLIC”). All of the FHLBanks provided initial funding for the Financing Corporation, which served as a financing vehicle for the FSLIC Resolution Fund, the entity that assumed the assets and liabilities of FSLIC following its insolvency. Since the early 1990s, the Financing Corporation's sole purpose has been to manage the outstanding debt obligations that it issued. Two FHLBank Presidents serve on a rotating basis, along with the President of the Office of Finance, as the directors of the Financing Corporation. Our President - CEO currently serves as chair of the Financing Corporation's directorate. The FHLBanks have no continuing responsibilities to the Financing Corporation other than to direct the Office of Finance to manage its activities.

Consolidated Obligation Bonds. CO Bonds satisfy term funding requirements and are issued with a variety of maturities and terms under various programs. The maturities of these securities typically range from six months to 30 years, but the maturities are not subject to any statutory or regulatory limit. The CO Bonds can be fixed or adjustable rate and callable or non-callable. They are issued and distributed through negotiated or competitively bid transactions with approved underwriters or selling group members.

Consolidated Obligation Discount Notes. We also issue Discount Notes to provide short-term funds for Advances to members, liquidity, and for other investments. These securities can have maturities that range from one day to one year and are offered daily through a Discount Note selling group and through other authorized securities dealers. Discount Notes are sold at a discount and mature at par.

Community Investment and Affordable Housing Programs

We offer a variety of specialized Advance programs to support housing and community development needs. Through our Community Investment Program, we offer Advances to our members involved in community economic development activities benefiting low- or moderate-income families or neighborhoods. These Advances have maturities ranging from 30 days to 20 years and are priced at our cost of funds plus reasonable administrative expenses. These funds can be used for the development of housing, infrastructure improvements, or assistance to small businesses or businesses that are creating or retaining jobs in the member's community for low- and moderate-income families. Advances made under our Community Investment Programs comprised 3.2% and 3.4% of our total Advances outstanding, at par, at December 31, 2011, and 2010, respectively.

In addition to our Community Investment Programs, each FHLBank is required to set aside 10% of its annual net earnings before Interest Expense on MRCS to fund its AHP, subject to an annual FHLBank System-wide minimum of $100 million. Through our AHP, we provide cash grants or interest subsidies on Advances to our members, which are, in turn, provided to awarded projects or qualified individuals to finance the purchase, construction, or rehabilitation of very low- to moderate-income owner-occupied or rental housing. Our AHP includes the following:

•
Competitive Program, which is the primary grant program to finance the purchase, construction or rehabilitation of housing for individuals with income at or below 80% of the median income for the area, and to finance the purchase, construction, or rehabilitation of rental housing, with at least 20% of the units occupied by, and affordable for, very low-income households. Each year, 65% of our annual available AHP funds are granted through this program.

•	Set-Aside Programs, which include 35% of our annual available AHP funds administered through the following:

◦	Homeownership Opportunities Program, which provides assistance with down payments and closing costs to first-time homebuyers.

◦	Neighborhood Impact Program, which provides rehabilitation assistance to homeowners to help improve neighborhoods.

◦	Neighborhood Stabilization Assistance Program, which provides assistance with down payments and closing costs to purchase a home assisted by funds from the HUD Neighborhood Stabilization Program.

◦
Disaster Relief Program, which may be reactivated in our discretion, in cases of federal or state disaster declarations for rehabilitation or down payment assistance targeted to low- or moderate-income homeowner disaster victims.

Use of Derivatives

Derivatives are an integral part of our financial management strategies to manage identified risks inherent in our lending, investing and funding activities and to achieve our risk management objectives. Finance Agency regulations and our RMP establish guidelines for the use of derivatives. Permissible derivatives include interest-rate swaps, swaptions, interest-rate cap and floor agreements, calls, puts, futures, and forward contracts. We are permitted to execute derivative transactions to only manage interest-rate risk exposure inherent in otherwise unhedged asset or liability positions, hedge embedded options in assets and liabilities including mortgage prepayment risk positions, hedge any foreign currency positions, and act as an intermediary between our members and interest-rate swap counterparties. We are prohibited from trading in or the speculative use of these instruments, and we have limits for counterparty credit risk arising from these instruments.

Our use of derivatives is the primary way we align the preferences of investors for the types of debt securities that they want to purchase and the preferences of member institutions for the types of Advances they want to hold and the types of mortgage loans they want to sell. See Notes to Financial Statements - Note 11 - Derivatives and Hedging Activities and Item 7A. Quantitative and Qualitative Disclosures About Market Risk for more information.

Supervision and Regulation

The Bank Act. We are supervised and regulated by the Finance Agency, an independent agency in the executive branch of the United States government, established by HERA. Our former regulator, the Finance Board, was abolished on July 30, 2009. Finance Board regulations, policies and directives have been transferred to the Finance Agency.

Under the Bank Act, the Finance Agency's responsibility is to ensure that, pursuant to regulations promulgated by the Finance Agency, each FHLBank:

•	carries out its housing finance mission;

•	remains adequately capitalized and able to raise funds in the capital markets; and

•	operates in a safe and sound manner.

The Finance Agency is headed by a Director, who is appointed to a five-year term by the President of the United States, with the advice and consent of the Senate. The Director appoints a Deputy Director for the Division of Enterprise Regulation, a Deputy Director for the Division of FHLBank Regulation, and a Deputy Director for Housing Mission and Goals, who oversees the housing mission and goals of Fannie Mae and Freddie Mac, as well as the housing finance and community and economic development mission of the FHLBanks. HERA also established the Federal Housing Finance Oversight Board, comprised of the Secretaries of the Treasury and HUD, the Chairman of the SEC, and the Director. The Oversight Board functions as an advisory body to the Director. The Finance Agency's operating expenses are funded by assessments on the FHLBanks, Fannie Mae and Freddie Mac. As such, no tax dollars or other appropriations support the operations of the Finance Agency or the FHLBanks. In addition to reviewing our submissions of monthly and quarterly financial information on our financial condition and results of operations, the Finance Agency conducts annual on-site examinations and performs periodic on- and off-site reviews in order to assess our safety and soundness. For additional information, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Accounting and Regulatory Developments - Legislative and Regulatory Developments.

The Bank Act gives the Secretary of the Treasury the discretion to purchase Consolidated Obligations up to an aggregate principal amount of $4 billion. No borrowings under this authority have been outstanding since 1977.

The United States Treasury receives a copy of the Finance Agency's annual report to the Congress, monthly reports reflecting the FHLBank System's securities transactions, and other reports reflecting the FHLBank System's operations. Our annual financial statements are audited by an independent registered public accounting firm in accordance with standards issued by the Public Company Accounting Oversight Board as well as the government auditing standards issued by the United States Comptroller General. The Comptroller General has authority under the Bank Act to audit or examine the Finance Agency and the FHLBank System and to decide the extent to which they fairly and effectively fulfill the purposes of the Bank Act. The Finance Agency's Office of Inspector General also has investigation authority over the Finance Agency and the FHLBank System.

GLB Act Amendments to the Bank Act. Prior to the enactment of the GLB Act in 1999, the Bank Act provided for a "subscription" capital structure for the FHLBanks. Under that structure, a single class of capital stock was issued to members by their respective FHLBank pursuant to a statutory formula that required each member to purchase stock in an aggregate amount equal to the greatest of the following (i) $500; (ii) 1% of the member's total mortgage assets; or (iii) 5% of the Advances outstanding to the member. The stock was redeemable by a member that sought to withdraw from its FHLBank membership upon six months' prior written notice to that FHLBank. Upon redemption, a member would receive the par value of its stock.

The GLB Act amended the Bank Act to provide a more flexible and permanent capital structure for the FHLBanks by requiring that each FHLBank develop and implement a capital plan that, among other things, would replace the previous single-class FHLBank capital stock with a new capital structure comprised of Class A Stock, Class B Stock, or both. Class A Stock is redeemable by a member upon six months' prior written notice to its FHLBank. Class B Stock is redeemable by a member upon five years' prior written notice to its FHLBank. Class B Stock also has a higher weighting than Class A Stock for purposes of calculating the minimum leverage requirement applicable to each FHLBank.

The GLB Act amendments require that each FHLBank maintain permanent capital and total capital, as defined below, in sufficient amounts to comply with specified, minimum risk-based capital and leverage capital requirements.

•
Permanent capital is defined as the amount of our Class B Stock (including MRCS) plus our Retained Earnings. We are required to maintain permanent capital at all times in an amount equal to our risk-based capital requirement, which includes the following components:

◦
Credit risk, which represents the sum of our credit risk charges for all assets, off-balance sheet items and derivative contracts, calculated using the methodologies and risk weights assigned to each classification in the regulations;

◦
Market risk, which represents the sum of the market value of our portfolio at risk from movements in interest rates, foreign exchange rates, commodity prices, and equity prices that could occur during periods of market stress, and the amount by which the market value of total capital is less than 85% of the book value of total capital; and

◦	Operations risk, which represents 30% of the sum of our credit risk and market risk capital requirements.

•
Total capital is defined as permanent capital plus a general allowance for losses plus any other amounts determined by the Finance Agency to be available to absorb losses. Total capital must equal at least 4% of Total Assets.

•	Leverage capital is defined as 150% of permanent capital. Leverage capital must equal at least 5% of Total Assets.

From time to time, for reasons of safety and soundness, the Finance Agency may require one or more individual FHLBanks to maintain more permanent capital or total capital than is required by the regulations. Failure to comply with these requirements or the minimum capital requirements could result in the imposition of operating agreements, cease and desist orders, civil money penalties, and other regulatory action, including involuntary merger, liquidation, or reorganization as authorized by the Bank Act.

In addition to changes in capital structure, the GLB Act also transferred more of the governance and management of each FHLBank to its board of directors and officers and away from the Finance Agency. This included the right of the directors to elect the chair and vice chair of the board of directors. The Finance Agency has issued guidance to the FHLBanks on various matters that are now governed by their boards but are of concern to the Finance Agency.

HERA Amendments to the Bank Act. HERA eliminated the Finance Agency's authority to appoint directors to our board. The appointed directors are now independent directors and are elected by the entire membership to four-year terms, subject to transitional staggered terms, which may be shorter. The member directors are also elected by each state to four-year terms (subject to staggering). HERA also eliminated the Finance Agency's authority to cap director fees but placed additional controls over executive compensation.

Government Corporations Control Act. We are subject to the Government Corporations Control Act, which provides that, before we can issue and offer Consolidated Obligations to the public, the Secretary of the United States Treasury must prescribe the form, denomination, maturity, interest rate, and conditions of the obligations; the way and time issued; and the selling price.

Furthermore, this Act provides that the United States Comptroller General may review any audit of the financial statements of an FHLBank conducted by an independent registered public accounting firm. If the Comptroller General undertakes such a review, the results and any recommendations must be reported to the Congress, the Office of Management and Budget, and the FHLBank in question. The Comptroller General may also conduct a separate audit of any of our financial statements.

Federal Securities Laws. Our shares of Class B Stock are registered with the SEC under the Exchange Act and we are subject to the information, disclosure, insider trading restrictions, and other requirements under the Exchange Act. We are not subject to the provisions of the Securities Act of 1933 as amended. We have been, and continue to be, subject to all relevant liability provisions of the Exchange Act.

Federal and State Banking Laws. We are not generally subject to the state and federal banking laws affecting United States retail depository financial institutions. However, as we do provide our members with certain correspondent services, such as wire transfer services, our activities are subject to certain requirements of the Bank Secrecy Act, as amended by the USA Patriot Act, that are applicable to these services. We are, therefore, required to report suspicious activities in limited circumstances, such as those involving the movement of large amounts of cash or the attempted wire transfer of funds to persons or countries that are on the United States government's restricted list. The Bank Act, as amended by HERA, requires the FHLBanks to submit reports to the Finance Agency concerning transactions involving financial instruments and loans that involve fraud or possible fraud. The Financial Crimes Enforcement Network has also issued a proposed rule that would require the FHLBanks to establish anti-money laundering programs and report suspicious activities to them pursuant to the Bank Secrecy Act and the USA Patriot Act, and otherwise to comply with such acts.

As a wholesale secured lender and a secondary market purchaser of mortgage loans, we are not, in general, directly subject to the various federal and state laws regarding consumer credit protection, such as anti-predatory lending laws. However, as non-compliance with these laws could affect the value of these loans as collateral or acquired assets, we require our members to warrant that all of the loans pledged or sold to us are in compliance with all applicable laws. The Helping Families Save Their Homes Act of 2009 requires that, when a mortgage loan (defined to include any consumer credit transaction secured by the principal dwelling of the consumer) is sold or transferred, the new creditor shall, within 30 days of the sale or transfer, notify the borrower of the following: the identity, address and telephone number of the new creditor; the date of transfer; how to reach an agent or party with the authority to act on behalf of the new creditor; the location of the place where the transfer is recorded; and any other relevant information regarding the new creditor. In accordance with this statute, we provide the appropriate notice to borrowers whose mortgage loans we purchase under our MPP and have established procedures to ensure compliance with this notice requirement.

Regulatory Enforcement Actions. While examination reports are confidential between the Finance Agency and an FHLBank, the Finance Agency may publicly disclose supervisory actions or agreements that the Finance Agency has entered into with an FHLBank. We are not subject to any such Finance Agency actions, and we do not believe any current Finance Agency actions with respect to other FHLBanks will have a material adverse effect on our cost of funds.

Membership Trends

Our membership territory is comprised of the states of Indiana and Michigan. In 2011, we gained 15 new members and lost nine members, for a net gain of six members. Historically, few of our members have chosen to withdraw from membership other than in connection with mergers and consolidations. During 2011, we lost four members as a result of regulatory resolution actions due to their distressed financial condition.

The following table presents the composition of our members by type of financial institution:

	December 31, 2011	December 31, 2010
Commercial banks	218	221
Thrifts	46	47
Credit unions	105	100
Insurance companies	47	42
Total member institutions	416	410

Competition

We operate in a highly competitive environment. Demand by members for Advances is affected by, among other factors, the cost and availability of other sources of funds, including deposits. We compete with other suppliers of wholesale funding, both secured and unsecured. Such other suppliers may include the United States government, deposit insurers, the Federal Reserve Banks, investment banking concerns, commercial banks, and in certain circumstances, other FHLBanks. An example of these circumstances occurs when a financial holding company has subsidiary banks that are members of different FHLBanks, and can, therefore, choose to take Advances from the FHLBank with the best terms. Larger institutions may have access to all of these alternatives as well as independent access to the national and global credit markets. The availability of alternative funding sources can be affected by a variety of factors, including market conditions, members' creditworthiness and regulatory restrictions, and availability of collateral and its valuation.

Likewise, MPP is subject to significant competition. The most direct competition for mortgage purchases comes from other buyers of government-guaranteed or conventional, conforming fixed-rate mortgage loans such as Ginnie Mae, Fannie Mae and Freddie Mac.

We also compete with Fannie Mae, Freddie Mac and other GSEs as well as corporate, sovereign, and supranational entities for funds raised through the issuance of CO Bonds, Discount Notes, and other debt instruments. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs to us or lesser amounts of debt issued on our behalf at the same cost than otherwise would be the case. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Summary - The Capital Markets for additional information.

Employees

As of December 31, 2011, we had 174 full-time employees and five part-time employees, compared to 170 full-time employees and five part-time employees at December 31, 2010. A collective bargaining unit does not represent the employees.

Available Information

Our Annual and Quarterly Reports on Forms 10-K and 10-Q, together with our Current Reports on Form 8-K, are filed with the SEC through the EDGAR filing system. A link to EDGAR is available through our public website at www.fhlbi.com by selecting "Investor Relations/Financial Publications."

We have a Code of Conduct that is applicable to all directors, officers, and employees and the members of our Affordable Housing Advisory Council. The Code of Conduct is available on our website at www.fhlbi.com by selecting "About" and then selecting "Code of Conduct" from the drop-down menu.

Our 2012 Community Lending Plan describes our plan to address the credit needs and market opportunities in our district states of Indiana and Michigan. It is available on our website at www.fhlbi.com by selecting "Community Investment" and then selecting "Publications, Bulletins and Presentations" from the drop-down menu.

We are providing our website address and the SEC's website address solely for the reader's information. Information appearing on our website is not incorporated into this Annual Report on Form 10-K. Except where expressly stated, information appearing on the SEC's website is not incorporated into this Annual Report on Form 10-K.

You may also request a copy of any of our public financial reports, our Code of Conduct or our 2012 Community Lending Plan through our Corporate Secretary at FHLBank of Indianapolis, 8250 Woodfield Crossing Boulevard, Indianapolis, IN 46240, (317) 465-0200.

ITEM 1A.  RISK FACTORS

We use certain acronyms and terms throughout this section of the Form 10-K which are defined in the Glossary of Terms located in Item 15. Exhibits and Financial Statement Schedules.

We have identified the following risk factors that could have a material adverse effect on our business, financial condition and/or results of operations.

Economic Conditions Could Have an Adverse Effect on Our Business, Financial Condition, and Results of Operations.

Our business, financial condition, and results of operations are sensitive to general international and domestic business and economic conditions, such as changes in short-term and long-term interest rates and the money supply, inflation, fluctuations in both debt and equity capital markets, and the strength of the local economies in which we conduct business.

Our business and results of operations are significantly affected by the fiscal and monetary policies of the United States government and its agencies, including the Federal Reserve Board through its regulation of the supply of money and credit in the United States. The Federal Reserve Board's policies either directly or indirectly influence the yield on our interest-earning assets, the cost of our interest-bearing liabilities and the demand for our Consolidated Obligations. The Federal Reserve Board has taken several measures intended to depress short-term and longer-term interest rates. These measures as well as other systemic events, such as the European sovereign debt crisis, could adversely affect our results of operations in many ways, such as through lower market yields on our investments and faster prepayment speeds on our investments with associated reinvestment risk. Also, changes in investors' perceptions in either the strength of the United States economy or availability of investment in overseas capital markets could lead to changes in foreign investors' interest in our Consolidated Obligations.

Our district is comprised of the states of Indiana and Michigan. Economic data for our district have generally been unfavorable compared to national data, with unemployment and foreclosure rates higher than national rates. The slow recovery from the financial crisis, unfavorable economic conditions and effects on the competitiveness of our business model from current or future federal government actions to improve economic conditions could result in additional unfavorable consequences for our business, including further reductions in our statutory mission activities and lower profitability.

Inability to Access Capital Markets Could Adversely Affect Our Liquidity, Our Operations, Our Financial Condition and Results of Operations and the Value of Membership in Our Bank.

Unfavorable conditions in the global and domestic economies could significantly increase our liquidity risk. Our primary source of funds is the sale of Consolidated Obligations in the capital markets. Our ability to obtain funds through the sale of Consolidated Obligations depends in part on prevailing conditions in the capital markets, such as investor demand and liquidity in the financial markets. Severe financial and economic disruptions, and the United States government's measures to mitigate their effects, could change the traditional bases on which market participants value GSE debt securities and consequently could affect our funding costs and practices, which could make it more difficult and more expensive to issue longer-term debt. This could result in focusing our efforts on short-term debt funding with maturities of six months or less. Any significant disruption of the short-term debt market could have a serious impact on our Bank and the FHLBank System.

If we are unable to access funding when needed on acceptable terms, our ability to support and continue our operations could be adversely affected, which could negatively affect our financial condition and results of operations and the value of membership in our Bank.

Our Credit Rating, the Credit Rating of One or More of the Other FHLBanks, or the Credit Rating of the Consolidated Obligations Could be Lowered, Which Could Adversely Impact Our Cost of Funds, Our Ability to Access the Capital Markets, and/or Our Ability to Enter Into Derivative Instrument Transactions on Acceptable Terms.

In August 2011, S&P and Moody's each took various negative actions regarding credit ratings on the FHLBanks and the FHLBank System's Consolidated Obligations, based on the implied linkage between the FHLBanks and the FHLBank System's Consolidated Obligations, and the United States government. Each of the 12 FHLBanks and the Consolidated Obligations are currently rated AA+ with a negative outlook by S&P and Aaa with a rating outlook of negative by Moody's. S&P's and Moody's rating outlooks assess the potential direction of a long-term credit rating over the medium term (usually six months to two years) depending on their assessment of the general economic and/or business conditions.

Although these recent rating actions have not had an impact on our funding costs, uncertainty still remains regarding possible longer-term effects resulting from these rating actions. Our cost of issuing debt could be adversely affected if the credit ratings of one or more other FHLBanks are lowered. Any future downgrades in our credit ratings and outlook could result in higher funding costs or disruptions in our access to capital markets, including additional collateral posting requirements under certain derivative instrument agreements. Furthermore, member demand for certain of our products could possibly weaken. To the extent that we cannot access funding when needed on acceptable terms to effectively manage our cost of funds, our financial condition and results of operations and the value of membership in our Bank may be negatively affected.

Changes in Interest Rates Could Have a Material Adverse Effect on Earnings.

A change in interest rates or a change in the level or shape of the yield curve could result in reduced earnings. We purchase mortgage loans, MBS, and ABS at both premiums and discounts. Any growth in these portfolios could increase our interest rate risk. A number of measures are used to monitor and manage interest rate risk. We make certain key assumptions, including prepayment speeds on mortgage-related assets, cash flows, loan volumes, and pricing. These assumptions are inherently uncertain and, as a result, it is impossible to accurately predict the impact of higher or lower interest rates on our earnings.

In addition, conditions in the housing and mortgage markets have resulted in an environment that makes it difficult to refinance mortgages or sell homes. These conditions occurred concurrently with a large drop in market interest rates which allowed us to exercise calls of our debt and reissue it at a lower cost. As a result, mortgage spreads have been much wider than historic norms. As the existing portfolio is paid down, the overall portfolio spread may continue to decline.

Our Exposure to Credit Risk Could Adversely Affect Our Financial Condition and Results of Operations.

We are exposed to credit risk from member products, investment securities and unsecured counterparties. The continuing deterioration of real estate property values could further affect the mortgages pledged as collateral for Advances, loans purchased through our MPP, and MBS.

During 2011, the financial services industry continued to experience both financial institution failures and acquisitions to resolve distressed institutions. If a member fails and the FDIC or the member (or another applicable entity) does not either (i) promptly repay all of the failed institution's obligations to our Bank or (ii) assume the outstanding Advances, we may be required to liquidate the collateral pledged by the failed institution. The proceeds realized from the liquidation may not be sufficient to fully satisfy the amount of the failed institution's obligations plus the operational cost of liquidation, particularly when the volatility of market prices and interest rates adversely affect the value of the collateral. Price volatility could also adversely impact our determination of collateral weightings, which could ultimately cause a collateral deficiency in a liquidation action. In some cases, we may not be able to liquidate the collateral in a timely manner.

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

Since the inception of the MPP, we have acquired only traditional fixed-rate loans with fixed terms of up to 30 years. Delinquencies in fixed-rate mortgages have increased, and residential property values in many states have declined. If delinquency rates and loss severity on mortgage loans continue to increase, we could experience further reduced yields or losses on our MPP portfolio, exceeding the protection provided by the LRA and SMI credit enhancement.

The MBS market continues to face uncertainty over the effect of further home price deterioration and of existing, new or proposed governmental actions (including mortgage loan modification programs), as well as ongoing private-label MBS litigation and the reduction or elimination of Federal Reserve holdings of MBS. During the past few years, the NRSROs downgraded a significant number of private-label MBS, including many in our portfolio. These and other factors have led to the deterioration of the fair value of our private-label MBS, as well as OTTI charges for many of our private-label MBS. Further declines in the housing price forecast assumptions, as well as other assumptions, such as increased loan default rates and loss severities and decreased prepayment speeds, may result in additional material other-than-temporary impairment charges or unrealized losses on private-label MBS in future periods, which could materially adversely affect our financial condition and operating results.

We assume unsecured credit risk when entering into money market transactions and financial derivatives transactions with domestic and foreign counterparties. A counterparty default could result in losses if our credit exposure to that counterparty were not collateralized or if our credit obligations associated with derivative positions were over-collateralized. The insolvency or other inability of a significant counterparty to perform its obligations under such transactions or other agreements could have an adverse effect on our financial condition and results of operations.

The European debt crisis, which has resulted in deteriorating economic conditions in Europe and ratings agency downgrades of the sovereign debt ratings of several European countries, has increased foreign credit risk. Continued European economic difficulties could indirectly have a material adverse effect on our credit performance and results of operations and financial condition to the extent it negatively affects the U.S. economy.

Our ability to engage in routine derivatives, funding and other transactions could be adversely affected by the soundness of financial institutions that transact business with our counterparties. Financial services institutions are interrelated as a result of trading, clearing, counterparty and/or other relationships. Consequently, financial difficulties experienced by one or more financial services institutions could lead to market-wide disruptions that may impair our ability to find counterparties for routine business transactions. For information on legislation regarding derivatives clearinghouses and related matters, please refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Accounting and Regulatory Developments - Legislative and Regulatory Developments.

Other exposures to institutional counterparty risk are with:

•	third-party providers of credit enhancements on the MBS investments that we hold in our investment portfolios, including mortgage insurers, bond insurers and financial guarantors;

•	third-party providers of PMI and SMI for mortgage loans purchased under our MPP;

•	servicers for mortgage loans we hold as collateral on Advances; and

•	servicers for mortgage loans purchased under our MPP.

Changes in the Legal and Regulatory Environment May Adversely Affect Our Business, Demand for Advances, the Cost of Debt Issuance, and the Value of FHLBank Membership.

We could be materially adversely affected by the adoption of new or revised laws, policies, regulations or accounting guidance; new or revised interpretations or applications of laws, policies, or regulations by the Finance Agency, its Office of Inspector General, the SEC, the CFTC, the Consumer Financial Protection Bureau, the Oversight Council, the Comptroller General, FASB or other federal or state regulatory bodies; judicial decisions that modify the present regulatory environment; and the failure of certain regulatory rules or policies to change in the manner we anticipated at the time we established our own rules and policies.

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

In September 2008, the Finance Agency placed Fannie Mae and Freddie Mac into conservatorship, and the United States Treasury put in place a set of financing agreements to help those GSEs continue to meet their debt service obligations. The future role of the housing GSEs has been a national topic of discussion since Fannie Mae and Freddie Mac were placed into conservatorship. While these discussions have focused on Fannie Mae and Freddie Mac, the FHLBank System's role in the United States housing market and the FHLBank System's status as a GSE are also part of the discussions. On February 11, 2011, the United States Departments of the Treasury and Housing and Urban Development issued a joint report mandated by the Dodd-Frank Act, outlining a plan to wind down Fannie Mae and Freddie Mac as well as significantly reduce the United States government’s role in housing finance. This plan proposes key reforms to address several areas in the current United States mortgage market with the aim to improve consumer protection, transparency to investors, underwriting standards and other critical measures. These proposed reforms include winding down Fannie Mae and Freddie Mac while helping bring private capital to the mortgage market; fixing the fundamental flaws in the mortgage market; reevaluating the United States government’s support for affordable housing; and restructuring the United States government’s future role in the housing market.

Although the FHLBanks are not the primary focus, the report identifies possible reforms for the FHLBank System, which would:

•	focus the FHLBanks on small- and medium-sized financial institutions;

•
limit a holding company and its subsidiaries to membership in a single FHLBank when the subsidiaries are located in different FHLBank districts and would otherwise be eligible to join different FHLBanks;

•	limit the level of outstanding advances to individual members, thereby affecting the large financial institutions; and

•	reduce the FHLBanks’ investment portfolios and their composition, focusing the FHLBanks on providing liquidity for insured depository institutions.

The report also supports exploring additional means to provide funding to housing lenders, including potentially the development of a covered bond market. A developed covered bond market could compete with our Advances. If housing GSE reform legislation is enacted incorporating these requirements, we could be significantly limited in our ability to make Advances to our members and subject to additional limitations on our investment authority.

Given the current uncertainty surrounding the timing and pace of the above reforms, our funding costs and access to funds may be adversely affected by changes in investors’ perceptions of the risks associated with the housing GSEs. Additionally, investor concerns about United States agency debt and the United States agency debt market may also adversely affect our competitive position and result in higher funding costs, which could negatively affect our earnings. A reduction in our investment portfolio or a change in its composition could adversely impact our earnings and dividends. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Accounting and Regulatory Developments - Legislative and Regulatory Developments for more information regarding this report or other recent and pending legislative and regulatory developments.

On July 21, 2010, the United States government enacted the Dodd-Frank Act. The Dodd-Frank Act made significant changes to the overall regulatory framework of the United States financial system. Several provisions in the Dodd-Frank Act could affect us and our members, depending on how the various regulators decide to implement this federal law through the issuance of regulations and their enforcement activities. For example, if the Financial Stability Oversight Council established by the Dodd-Frank Act were to decide that we are a non-bank financial company, then we would be subject to the supervision of the Federal Reserve Board. Other provisions may not directly affect us but could affect our members. For example, this law establishes a solvency framework to address the failure of a financial institution, which could include one or more of our members. Because the Dodd-Frank Act requires several regulatory bodies to carry out its provisions, the full effect of this law remains uncertain until after the required regulations and reports to Congress are issued and implemented. For additional information concerning this legislation, please refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Accounting and Regulatory Developments - Legislative and Regulatory Developments.

A Failure or Interruption in Our Information Systems or a Cybersecurity Event Could Adversely Affect Our Business, Member Relations, Risk Management, Financial Condition, Results of Operations, and Reputation.

We have not experienced a failure or disruption in our information systems or a cybersecurity event that has had a material adverse impact on our business. However, we rely heavily on our information systems and other technology to conduct and manage our business. If we experience a failure or interruption in any of these systems or a cybersecurity event, we may be unable to conduct and manage our business effectively, including, without limitation, our Advances and hedging activities.

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Our computer systems, software and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code and other events that could jeopardize the confidentiality or integrity of such information, or otherwise cause interruptions or malfunctions in our operations, which could result in significant losses, damage to our reputation, litigation, regulatory fines or penalties, or adversely affect our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures arising from operational and security risks.

During 2011, we began an enterprise-wide initiative to replace our core banking system. This implementation, which is expected to take several years, along with several other key initiatives simultaneously undertaken, could subject us to a higher risk of failure or interruption. Any failure or interruption could adversely affect our Advances business, member relations, risk management, and profitability, which could negatively affect our financial condition and results of operations.

The Business and Financial Models Used to Prepare Our Financial Statements and Evaluate Various Financial Risks Could Fail to Produce Reliable Projections or Valuations, Which Could Adversely Affect Our Business, Financial Condition, Results of Operations and Risk Management.

We make significant use of sophisticated financial models when preparing financial statements and evaluating various financial risks. Our business could be adversely affected if those models fail to produce reliable projections or valuations. These models, which rely on various inputs and require management to make critical judgments about the appropriate assumptions that are used in the calculations, may overstate or understate the value of certain financial instruments, future performance expectations, and our level of risk exposure. Our models could produce unreliable results for a number of reasons, including, but not limited to, invalid or incorrect assumptions underlying the models, the need for manual adjustments in response to rapid changes in economic conditions, incorrect coding of the models, incorrect data being used by the models or inappropriate application of a model to products or events outside the model's intended use. In particular, models are less dependable when the economic environment is outside of historical experience, as has been the case in recent years. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies and Estimates for more information.

A Significant or Prolonged Delay in the Initiation or Completion of Foreclosure Proceedings on Mortgage Loans May Have a Materially Adverse Effect on Our Business, Financial Condition and Results of Operations.

During 2010, there were widely publicized allegations that employees of certain financial institutions had approved thousands of foreclosures attesting to the accuracy of the documents without having personal knowledge of the contents of such documents. As a result, regulatory initiatives were proposed by federal and state agencies to delay the initiation or completion of foreclosure proceedings on specified types of mortgage loans. In October 2010, a number of single-family mortgage servicers temporarily halted some or all of the foreclosures they were processing after discovering deficiencies in their own and their service providers’ foreclosure processes. The servicer foreclosure process deficiencies have generated significant concern and have been reviewed by various government agencies and the various state attorneys general. On February 9, 2012, a settlement was announced among five of the nation’s largest mortgage servicers (Bank of America Corporation, JPMorgan Chase & Co., Wells Fargo & Company, Citigroup Inc., and Ally Financial Inc. (formerly GMAC)) and the federal government and 49 state attorneys general. The announced settlement, among other things, will require implementation by those mortgage servicers of certain new servicing and foreclosure practices. Although servicers have generally ended their outright foreclosure halts, the processing of foreclosures continues to be slow in many states due to continuing issues in the servicer foreclosure process, including efforts by servicers to comply with regulatory consent orders and requirements, recent changes in state foreclosure laws, court rules and proceedings, and the pipeline of foreclosures resulting from these delays as well as the elevated level of foreclosures caused by the housing market downturn. In addition, inadequate court budgets in certain states could further delay the processing of foreclosures.

A significant or prolonged delay of mortgage foreclosure proceedings may have a materially adverse effect on the market value of the underlying collateral in our mortgage investments, which could adversely affect our business, financial condition and results of operations.

A Failure to Meet Minimum Regulatory Capital Requirements Could Affect Our Ability to Pay Dividends, Redeem or Repurchase Capital Stock, and Attract New Members.

We are required to maintain sufficient capital to meet specific minimum requirements, as defined by the Finance Agency. Historically, our capital has exceeded all capital requirements, and we have maintained adequate capital and leverage ratios. However, if we violate any of these requirements or if our board or the Finance Agency determines that we have incurred, or are likely to incur, losses resulting, or losses that are expected to result, in a charge against capital, we would not be able to redeem or repurchase any capital stock while such charges are continuing or expected to continue. Violations could also result in restrictions pertaining to dividend payments, lending, investment, MPP activities, or other business activities. Additionally, the Finance Agency could require that we call upon our members to purchase additional capital stock to meet our minimum regulatory capital requirements. Members may be unable or unwilling to satisfy such calls for additional capital, thereby affecting their desire to continue doing business with our Bank.

The formula for calculating risk-based capital includes factors that are dependent on interest rates and other market metrics outside our control and could cause the minimum requirement to increase to a point exceeding our capital level. Further, if our Retained Earnings were to become inadequate or negative, the Finance Agency could initiate restrictions consistent with those associated with failure of a minimum capital requirement.

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

Competition Could Negatively Impact Our Access to Funding, Our Earnings, Advances and Investments, and the Supply of Mortgage Loans for MPP.

We operate in a highly competitive environment. Demand for Advances is affected by, among other factors, the cost and availability of other sources of liquidity for our members, including deposits. We compete with other suppliers of wholesale funding, both secured and unsecured. Such other suppliers may include the United States government, deposit insurers, the Federal Reserve Banks, investment banking concerns, commercial banks and, in certain circumstances, other FHLBanks. Large institutions may also have independent access to the national and global credit markets. The availability of alternative funding sources to members can significantly influence the demand for Advances and can vary as a result of a variety of factors, including market conditions, members' creditworthiness, and availability of collateral. Lower demand for Advances could negatively impact our earnings.

Likewise, the MPP is subject to significant competition. The most direct competition for purchases of mortgages comes from other buyers of conventional, conforming, fixed-rate mortgage loans, such as Fannie Mae and Freddie Mac. Increased competition can result in smaller market share of the mortgages available for purchase and, therefore, lower earnings.

We also compete with Fannie Mae, Freddie Mac, and other GSEs, as well as corporate, sovereign, and supranational entities for funds raised through the issuance of CO Bonds, Discount Notes, and other debt instruments. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs to us or lesser amounts of debt issued at the same cost than otherwise would be the case. Although our supply of funds through issuance of Consolidated Obligations has kept pace with our funding needs, there can be no assurance that this will continue at the level required for our future operational needs.

Loss of One or More Large Customers Could Adversely Impact Our Profitability, Our Ability to Achieve Business Objectives, and Our Risk Concentration.

The loss of a large customer could result from a variety of factors, including acquisition, consolidation of charters within a bank holding company, or resolution of a financially distressed member. As of December 31, 2011, our top two borrowers, Flagstar Bank, FSB and Jackson National Life Insurance Company, held $4.0 billion and $1.9 billion, respectively, or a total of 33%, of total Advances outstanding, at par. The loss of any large customer could adversely impact our profitability and our ability to achieve business objectives.

At December 31, 2011, our top two MPP customers accounted for 47% of outstanding MPP assets, at par. These customers are no longer our members because they no longer have charters within our district. Although the mortgage loans purchased through our MPP remain outstanding until prepayment or maturity, we are no longer able to purchase mortgage loans from these customers. We currently purchase mortgage loans from smaller PFIs that predominantly originate mortgage loans in Indiana and Michigan. Over time, we expect our concentration of MPP loans originating in Indiana and Michigan to increase.

Providing Financial Support to Other FHLBanks Could Negatively Impact Our Members.

We are jointly and severally liable with the other FHLBanks for the Consolidated Obligations issued on behalf of the FHLBanks through the Office of Finance. We may not pay any dividends to members or redeem or repurchase any shares of our capital stock if the principal and interest due on all Consolidated Obligations have not been paid in full when due. If another FHLBank were to default on its obligation to pay principal or interest on any Consolidated Obligations, the Finance Agency may allocate the outstanding liability among one or more of the remaining FHLBanks on a pro-rata basis or on any other basis the Finance Agency may determine. As a result, our ability to pay dividends to our members or to redeem or repurchase shares of our capital stock could be affected not only by our own financial condition, but also by the financial condition of one or more of the other FHLBanks. Although no FHLBank has ever defaulted on its debt obligations since the FHLBank System was established in 1932, the economic crisis has adversely impacted the capital adequacy and financial results of some FHLBanks. In addition to servicing debt under our joint and several liability, we may voluntarily or involuntarily provide financial assistance to another FHLBank in order to resolve a condition of financial distress.

Damage Caused by Natural Disasters, Acts of War, or Acts of Terrorism Could Adversely Affect Our Financial Condition and Results of Operations.

Damage caused by natural disasters, acts of war, or acts of terrorism could adversely affect us or our members, leading to impairment of assets and/or potential loss exposure. Real property that could be damaged in these events may serve as collateral for Advances, or security for the mortgage loans we purchase from our members or the non-agency MBS securities we hold as investments. If this real property is not sufficiently insured to cover the damages that may occur, the member may have insufficient other collateral to fully secure its Advances, or the mortgage loan sold to us may be severely impaired in value.

ITEM 2. PROPERTIES

We own an office building containing approximately 117,000 square feet of office and storage space at 8250 Woodfield Crossing Boulevard, Indianapolis, IN, of which we use approximately 65,000 square feet. We lease or hold for lease to various tenants the remaining 52,000 square feet. We also maintain a leased off-site backup facility of approximately 6,800 square feet, which is on a separate electrical distribution grid. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Operations Risk Management for additional information.

In the opinion of management, our physical properties are suitable and adequate. All of our properties are insured to nearly replacement cost. In the event we were to need more space, our lease terms with tenants generally provide the ability to move tenants to comparable space at other locations at our cost for moving and outfitting any replacement space to meet our tenants' needs.

ITEM 3.  LEGAL PROCEEDINGS

We are unaware of any potential claims against us that could be material.

Lehman Brothers Bankruptcy

On September 15, 2008, Lehman Brothers Holdings Inc. ("LBHI"), the guarantor for one of our former derivatives counterparties, Lehman Brothers Special Financing ("Lehman"), filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. Due to LBHI's bankruptcy, we delivered a notice to Lehman on September 22, 2008 declaring an event of default under the International Swaps and Derivatives Association Master Agreement between us and Lehman ("ISDA Agreement") and terminated the transactions and designated September 25, 2008 as the "Early Termination Date" under the ISDA Agreement. On the Early Termination Date, we had approximately $5.3 billion notional amount of derivatives transactions outstanding with Lehman and no collateral posted to Lehman. After valuing the terminated transactions as of the Early Termination Date, we remitted approximately $95.6 million to Lehman on such date. Lehman's bankruptcy remains pending in the Bankruptcy Court as Chapter 11 Case No. 08-13555(JMP).

On May 9, 2011, we received a Derivatives Alternative Dispute Resolution notice from the Lehman bankruptcy estate, making a demand as of the date of the notice of approximately $2.1 million allegedly owed by us to Lehman. Subsequently, in accordance with the Alternative Dispute Resolution Procedure Order entered by the Bankruptcy Court, dated September 17, 2009 ("Order"), we responded to Lehman, denying Lehman's demand. Lehman served us a reply on June 23, 2011, effectively reiterating its position. The mediation conducted pursuant to the Order commenced on December 15, 2011 and concluded with a settlement on December 28, 2011. The amount we paid to Lehman under the settlement is immaterial.
Private-Label Mortgage-Backed Securities Litigation

On October 15, 2010, we filed a complaint in the Superior Court of Marion County, Indiana, relating to 30 private-label mortgage-backed securities we purchased in the aggregate original principal amount of approximately $2.7 billion. The complaint, which has been amended, is an action for rescission and damages and asserts claims for negligent misrepresentation and violations of state and federal securities law occurring in connection with the sale of these private-label mortgage-backed securities.

The table below provides additional information concerning the private-label MBS at issue in the amended complaint, including the original principal amount of each security, the named defendants and their alleged capacities with respect to each security.

Number	Original Face Amount	Defendants	Capacities
1	$70,000,000	Banc of America Mortgage Securities, Inc.	Depositor
		Bank of America Securities LLC	Underwriter / Seller
		Bank of America Corporation	Controlling Person
2	96,221,210	Banc of America Securities LLC	Seller
		Bank of America Corporation	Controlling Person
		Structured Asset Mortgage Investments II Inc.	Depositor
		The Bear Stearns Companies, Inc. n/k/a The Bear Stearns Companies, LLC	Controlling Person
		Bear, Stearns & Co. Inc.	Underwriter
3	100,306,000	Countrywide Financial Corporation	Controlling Person
		CWMBS, Inc.	Depositor
		Credit Suisse (USA), Inc.	Controlling Person
		Credit Suisse First Boston LLC	Underwriter / Seller
		Credit Suisse Holdings (USA), Inc.	Controlling Person
4	100,000,000	CWMBS, Inc.	Depositor
		Goldman, Sachs & Co.	Underwriter / Seller
		The Goldman Sachs Group Inc.	Controlling Person
5	42,330,700	Chase Mortgage Finance Corporation	Depositor
		J.P. Morgan Securities Inc.	Underwriter / Seller
		JPMorgan Chase & Co.	Controlling Person
		JPMorgan Securities Holdings LLC	Controlling Person
6	54,755,000	Bear, Stearns & Co. Inc.	Underwriter / Seller
		Countrywide Financial Corporation	Controlling Person
		CWMBS, Inc.	Depositor
		The Bear Stearns Companies, Inc. n/k/a The Bear Stearns Companies, LLC	Controlling Person
7	64,454,000	Credit Suisse (USA), Inc.	Controlling Person
		Credit Suisse First Boston LLC	Underwriter / Seller
		Credit Suisse First Boston Mortgage Securities Corp.	Depositor
		Credit Suisse Holdings (USA), Inc.	Controlling Person
9	86,000,000	The Goldman Sachs Group Inc.	Controlling Person
		GS Mortgage Securities Corp.	Depositor
		Goldman, Sachs & Co.	Underwriter / Seller
10	56,658,000	The Goldman Sachs Group Inc.	Controlling Person
		GS Mortgage Securities Corp.	Depositor
		Goldman, Sachs & Co.	Underwriter / Seller
11	100,000,000	The Goldman Sachs Group Inc.	Controlling Person
		GS Mortgage Securities Corp.	Depositor
		Goldman, Sachs & Co.	Underwriter / Seller

Number	Original Face Amount	Defendants	Capacities
12	105,000,000	The Goldman Sachs Group Inc.	Controlling Person
		GS Mortgage Securities Corp.	Depositor
		Goldman, Sachs & Co.	Underwriter / Seller
13	53,899,000	The Goldman Sachs Group Inc.	Controlling Person
		GS Mortgage Securities Corp.	Depositor
		Goldman, Sachs & Co.	Underwriter / Seller
14	143,000,000	The Goldman Sachs Group Inc.	Controlling Person
		GS Mortgage Securities Corp.	Depositor
		Goldman, Sachs & Co.	Underwriter / Seller
15	105,000,000	The Goldman Sachs Group Inc.	Controlling Person
		GS Mortgage Securities Corp.	Depositor
		Goldman, Sachs & Co.	Underwriter / Seller
16	103,000,000	The Goldman Sachs Group Inc.	Controlling Person
		GS Mortgage Securities Corp.	Depositor
		Goldman, Sachs & Co.	Underwriter / Seller
17	82,019,000	IndyMac MBS, Inc.	Depositor
		UBS Securities LLC	Underwriter / Seller
18	54,125,700	J.P. Morgan Acceptance Corporation I	Depositor
		J.P. Morgan Securities Inc.	Underwriter / Seller
		JPMorgan Chase & Co.	Controlling Person
		JPMorgan Securities Holdings LLC	Controlling Person
19	90,360,000	Greenwich Capital Markets, Inc.	Underwriter / Seller
		Residential Funding Mortgage Securities I, Inc.	Depositor
20	99,160,206	Credit Suisse (USA), Inc.	Controlling Person
		Credit Suisse First Boston LLC	Seller
		Credit Suisse Holdings (USA), Inc.	Controlling Person
		Residential Funding Mortgage Securities I, Inc.	Depositor
		Residential Funding Securities, LLC	Underwriter
21	94,464,000	Greenwich Capital Markets, Inc.	Underwriter / Seller
		Residential Funding Mortgage Securities I, Inc.	Depositor
22	95,418,000	GS Mortgage Securities Corp.	Depositor
		Goldman, Sachs & Co.	Underwriter / Seller
		The Goldman Sachs Group Inc.	Controlling Person
23	143,860,000	WaMu Asset Acceptance Corp.	Depositor
		WaMu Capital Corp.	Underwritter
24	93,831,000	J.P. Morgan Securities Inc.	Underwriter / Seller
		JPMorgan Chase & Co.	Controlling Person
		JPMorgan Securities Holdings LLC	Controlling Person
		WaMu Asset Acceptance Corp.	Depositor
		WaMu Capital Corp.	Underwritter
25	106,000,000	Goldman, Sachs & Co.	Underwriter / Seller
		The Goldman Sachs Group Inc.	Controlling Person
		WaMu Asset Acceptance Corp.	Depositor
		WaMu Capital Corp.	Underwritter
26	59,874,246	Credit Suisse (USA), Inc.	Controlling Person
		Credit Suisse Holdings (USA), Inc.	Controlling Person
		Credit Suisse First Boston LLC	Seller
		WaMu Asset Acceptance Corp.	Depositor
		WaMu Capital Corp.	Underwritter
27	112,889,185	Banc of America Securities LLC	Seller
		Bank of America Corporation	Controlling Person
		WaMu Asset Acceptance Corp.	Depositor
		WaMu Capital Corp.	Underwritter
28	100,000,000	UBS Securities LLC	Underwriter / Seller
		Wells Fargo & Company	Controlling Person
		Wells Fargo Asset Securities Corporation	Depositor
		Wells Fargo Bank, National Association	Controlling Person

Number	Original Face Amount	Defendants	Capacities
30	165,000,000	Wells Fargo & Company	Controlling Person
		Wells Fargo Asset Securities Corporation	Depositor
		Wells Fargo Bank, National Association	Controlling Person
		Credit Suisse First Boston LLC	Underwriter / Seller
		Credit Suisse (USA), Inc.	Controlling Person
		Credit Suisse Holdings (USA), Inc.	Controlling Person
31	59,618,990	Wells Fargo & Company	Controlling Person
		Wells Fargo Asset Securities Corporation	Depositor
		Wells Fargo Bank, National Association	Controlling Person
		Greenwich Capital Markets, Inc.	Underwriter / Seller
32	100,000,000	Wells Fargo & Company	Controlling Person
		Wells Fargo Asset Securities Corporation	Depositor
		Wells Fargo Bank, National Association	Controlling Person
		Goldman, Sachs & Co.	Underwriter / Seller
		The Goldman Sachs Group Inc.	Controlling Person
Total	$2,737,244,237

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

No Trading Market

Our Class B Stock is not publicly traded, and there is no established market for such stock. Members may be required to purchase additional shares of Class B Stock from time to time in order to meet minimum stock purchase requirements under our Capital Plan, which was implemented on January 2, 2003, in accordance with the provisions of the Gramm-Leach-Bliley Act of 1999 amendments to the Federal Home Loan Bank Act of 1932, as amended, and Federal Housing Finance Agency ("Finance Agency") regulations. Our Class B Stock may be redeemed, at par value of $100 per share, up to five years after we receive a written redemption request by a member, subject to regulatory limits and to the satisfaction of any ongoing stock purchase requirements applicable to the member. We may repurchase shares held by members in excess of their required holdings at our discretion at any time.

None of our capital stock is registered under the Securities Act of 1933, as amended, and purchases and sales of stock by our members are not subject to registration under the Securities Act of 1933, as amended.

Number of Shareholders

As of February 29, 2012 we had 434 shareholders and $2.0 billion par value of regulatory capital stock, which includes Capital Stock and Mandatorily Redeemable Capital Stock ("MRCS") issued and outstanding.

Dividends

Dividends may, but are not required to, be paid on our Class B Stock. Our board of directors may declare and pay dividends in either cash or capital stock or a combination thereof, subject to Finance Agency regulations. Our Capital Plan provides for two sub-series of Class B Stock: Class B-1 and Class B-2. Class B-2 is required stock that is subject to a redemption request. Class B-1 shareholders receive a higher dividend than Class B-2 shareholders. The Class B-2 dividend is presently calculated at 80% of the amount of the Class B-1 dividend, and can only be changed by an amendment to our Capital Plan with approval of the Finance Agency. The amount of the dividend to be paid is based on the average number of shares of each sub-series held by the member during the dividend payment period. For more information, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Capital Resources and Notes to Financial Statements - Note 16 - Capital.

We are exempt from federal, state, and local taxation, except for real estate taxes. Despite our tax-exempt status, any cash dividends paid by us to members are taxable dividends to the members, and members do not benefit from the exclusion for corporate dividends received. The preceding information is for general information only. It is not tax advice. Members should consult their own tax advisors regarding particular federal, state, and local tax consequences for purchasing, holding, and disposing of our Class B Stock, including the consequences of any proposed change in applicable law.

We paid quarterly cash dividends as set forth in the following table ($ amounts in thousands).

	Class B-1				Class B-2
By Quarter	Annualized Rate (2)	Dividend on Capital Stock	Interest Expense on MRCS	Total	Annualized Rate (2)	Dividend on Capital Stock	Interest Expense on MRCS	Total
2012:
Quarter 1 (1)	3.0%	$11,698	$3,203	$14,901	2.4%	$62	$221	$283

2011:
Quarter 4	2.5%	$9,599	$2,839	$12,438	2.0%	$16	$229	$245
Quarter 3	2.5%	9,838	3,350	13,188	2.0%	—	388	388
Quarter 2	2.5%	9,917	3,450	13,367	2.0%	12	487	499
Quarter 1	2.5%	10,546	3,930	14,476	2.0%	12	508	520

2010:
Quarter 4	2.0%	$8,710	$3,387	$12,097	1.6%	$15	$444	$459
Quarter 3	1.5%	6,432	2,434	8,866	1.2%	11	392	403
Quarter 2	2.0%	8,516	2,995	11,511	1.6%	—	583	583
Quarter 1	2.0%	8,691	3,054	11,745	1.6%	—	604	604

(1)	This dividend was paid on February 23, 2012.

(2)
Reflects the annualized rate on all of our average capital stock outstanding regardless of its classification for financial reporting purposes as either Capital Stock or MRCS. The Class B-2 dividend is paid at 80% of the amount of the Class B-1 dividend.

ITEM 6. SELECTED FINANCIAL DATA

We use certain acronyms and terms in this Item 6 that are defined in the Glossary of Terms located in Item 15. Exhibits and Financial Statement Schedules. The following table should be read in conjunction with the financial statements and related notes and the discussion set forth in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K. The table presents a summary of certain financial information derived from audited financial statements as of and for the periods indicated ($ amounts in millions):

	As of and for the Years Ended December 31,
	2011	2010	2009	2008	2007
Statement of Condition:
Total Assets	$40,375	$44,930	$46,599	$56,860	$56,055
Advances	18,568	18,275	22,443	31,249	26,770
Investments (1)	15,203	19,785	14,994	15,758	19,636
Mortgage Loans Held for Portfolio	5,958	6,703	7,272	8,780	9,397
Allowance for loan losses	(3)	(1)	—	—	—
Discount Notes	6,536	8,925	6,250	23,466	22,171
CO Bonds	30,358	31,875	35,908	28,697	30,254
Total Consolidated Obligations	36,894	40,800	42,158	52,163	52,425
MRCS	454	658	756	539	163
Capital Stock, Class B Putable	1,563	1,610	1,726	1,879	2,003
Retained Earnings	498	427	349	283	202
AOCI	(114)	(90)	(329)	(71)	(6)
Total Capital	1,947	1,947	1,746	2,091	2,199

Statement of Income:
Net Interest Income	231	267	272	278	207
Provision for Credit Losses	5	1	—	—	—
Net OTTI losses	(27)	(70)	(60)	—	—
Other Income (Loss), excluding net OTTI losses	(6)	11	2	15	2
Other Expenses	58	55	49	41	42
Total Assessments	25	41	45	68	45
Net Income	110	111	120	184	122

Selected Financial Ratios:
Return on average equity (2)	5.63%	6.13%	5.94%	8.14%	5.87%
Return on average assets	0.26%	0.24%	0.23%	0.32%	0.24%
Dividend payout ratio (3)	36.29%	29.18%	44.72%	53.63%	70.87%
Net interest margin (4)	0.55%	0.57%	0.52%	0.48%	0.41%
Total capital ratio (5)	4.82%	4.33%	3.75%	3.68%	3.92%
Total regulatory capital ratio (6)	6.23%	6.00%	6.07%	4.75%	4.23%
Average equity to average assets	4.60%	3.90%	3.87%	3.88%	4.10%
Weighted average dividend rate, Class B stock (7)	2.50%	1.87%	2.83%	5.01%	4.62%

(1)	Investments consist of Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, Federal Funds Sold, AFS securities, HTM securities, and loans to other FHLBanks.

(2)	Return on average equity is Net Income expressed as a percentage of average total capital.

(3)	The dividend payout ratio is calculated by dividing dividends paid in cash during the period by Net Income for the period.

(4)	Net interest margin is Net Interest Income expressed as a percentage of average interest-earning assets.

(5)	Total capital ratio is Capital Stock plus Retained Earnings and AOCI expressed as a percentage of Total Assets.

(6)	Total regulatory capital ratio is Capital Stock plus Retained Earnings and MRCS expressed as a percentage of Total Assets.

(7)	The weighted average dividend rate is calculated by dividing dividends paid in cash during the period by the average of Capital Stock eligible for dividends (i.e., excludes MRCS).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Presentation

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and related footnotes contained in this Form 10-K.

As used in this Item 7, unless the context otherwise requires, the terms "we," "us," and "our," and the "Bank" refer to the Federal Home Loan Bank of Indianapolis. We use certain acronyms and terms throughout this Item 7 that are defined in the Glossary of Terms located in Item 15. Exhibits and Financial Statement Schedules.

Unless otherwise stated, amounts disclosed in this Item 7 are rounded to the nearest million; therefore, dollar amounts of less than one million may not be reflected in this Item 7 and, due to rounding, may not appear to agree to the amounts presented in thousands in the Financial Statements and Notes to Financial Statements. Amounts used to calculate dollar and percentage changes are based on numbers in the thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

Special Note Regarding Forward-Looking Statements

Statements in this Form 10-K, including statements describing our objectives, projections, estimates or predictions, may be "forward-looking statements." These statements may use forward-looking terminology, such as "anticipates," "believes," "could," "estimates," "may," "should," "expects," "will," or their negatives or other variations on these terms. We caution that, by their nature, forward-looking statements involve risk or uncertainty and that actual results either could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These risks and uncertainties include, but are not limited to, the following:

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

•	negative adjustments in the FHLBanks' credit ratings that could adversely impact the pricing and marketability of our Consolidated Obligations, products, or services;

•	risk of loss should one or more of the FHLBanks be unable to repay its participation in the Consolidated Obligations, or otherwise be unable to meet its financial obligations;

•	ability to attract and retain skilled individuals in order to fulfill a potential increase in staffing needs;

•	ability to develop and support technology and information systems sufficient to effectively manage the risks of our business;

•	changes in terms of interest-rate exchange agreements and similar agreements;

•	risk of loss arising from natural disasters, acts of war or acts of terrorism; and

•	changes in or differing interpretations of accounting guidance.

Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make through reports filed with the SEC in the future, including our Form 10-K's, Form 10-Q's and Form 8-K's.

Executive Summary

Overview. We are a regional wholesale bank that makes Advances, purchases mortgages and other investments, and provides other financial services to our member financial institutions. These member financial institutions can consist of federally-insured depository institutions (including commercial banks, thrifts, and credit unions), CDFIs and insurance companies. All member financial institutions are required to purchase shares of our Class B Capital Stock as a condition of membership. Our public policy mission is to facilitate and expand the availability of financing for housing and community development. We seek to achieve our mission by providing products and services to our members in a safe, sound, and profitable manner, and by generating a competitive return on their capital investment. See Item 1. Business - Background Information for more information.

We group our products and services within two business segments:

•
Traditional, which includes credit services (such as Advances, letters of credit, and lines of credit), investments (including Federal Funds Sold, Securities Purchased Under Agreements to Resell, AFS securities, and HTM securities), correspondent services and deposits; and

•	MPP, which consists of mortgage loans initially purchased from our members.

Our principal source of funding is the proceeds from the sale to the public of FHLBank debt instruments, known as Consolidated Obligations, which are the joint and several obligation of all 12 FHLBanks. We obtain additional funds from deposits, other borrowings, and the sale of capital stock to our members.

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

Economic Conditions. Our financial condition and results of operations are influenced by the general state of the global and national economies; the conditions in the financial, credit and mortgage markets; the prevailing level of interest rates; and the local economies in our district states of Indiana and Michigan and their impact on our member financial institutions.

The United States economy entered a recession in December 2007, which ended in June 2009. However, many of the effects of the recession and the world-wide financial crisis continued in the United States throughout 2011, including serious pressures on earnings and capital at many financial institutions, high unemployment rates, high levels of mortgage delinquencies and foreclosures, and a depressed housing market. Delays in processing problem loans have contributed to a backlog of distressed properties, putting ongoing downward pressure on home prices.

Many of the effects of the world-wide financial crisis have also continued to affect the global economy throughout 2011. In late 2011 and early 2012, all three of the major NRSROs announced ratings downgrades on Eurozone countries, or have placed them on review for possible downgrade, citing concerns about tightening credit conditions, rising yields on bonds issued by top-rated sovereigns, the ongoing political deadlock over how to deal with the crisis, high levels of government and household debt and the increasing risk of a European recession in 2012. There are also continued concerns that a possible European recession could impact other economies.

During the year ended December 31, 2011, short-term interest rates remained at historic lows while intermediate- and long-term rates showed a generally modest upward trend during the first quarter of 2011 and a downward trend during the remainder of 2011. The FOMC indicated that it will maintain the target range for the federal funds rate at 0.00-0.25%, as it continues to anticipate that economic conditions, including low rates of resource utilization and subdued inflation trends, are likely to warrant exceptionally low levels of the federal funds rate at least through late 2014. Although not possible to predict, the continued abnormally low rates in the near-term may cause more interest rate volatility and ultimately higher rates in the future than would normally be anticipated.

The Bureau of Labor Statistics reported that Michigan's preliminary unemployment rate equaled 9.3% for December 2011, while Indiana's preliminary rate was 9.0%, compared to the United States rate of 8.5%. According to information provided by LPS Applied Analytics for November 2011, Indiana had a non-current mortgage rate (loans past due 30 days or more) of 14.4%, and Michigan had a non-current mortgage rate of 11.8%, compared to the national rate of 12.3%.

In its most recent forecast, the Center for Econometric Research at Indiana University stated that its current forecast for the Indiana economy has turned slightly more pessimistic for both employment and the growth rate of personal income. The most recent forecast published by the Research Seminar in Quantitative Economics at the University of Michigan states that the Michigan economy is continuing its recovery from its low point in late 2009, driven mainly by job growth in manufacturing, business and professional services and health services. University of Michigan economists expect a moderate rate of state job growth of about 0.8% for 2012. Although the overall economic outlook for our district is showing some signs of improvement, we believe it will continue to trail the overall United States economy.

The Capital Markets. The Office of Finance, our fiscal agent, issues debt in the global capital markets on behalf of the 12 FHLBanks in the form of Consolidated Obligations, which include CO Bonds and Discount Notes. Our funding operations are dependent on debt issued by the Office of Finance, and the issuance of our debt is affected by events in the capital markets.

Overall, the capital markets experienced significant volatility in 2011, mainly driven by concerns about the Eurozone countries. Other concerns included higher gas prices due to global unrest in Northern Africa and the Middle East during the first quarter of 2011 and continued high unemployment and falling housing prices in the United States. In mid-July, the debate over raising the United States debt ceiling limit contributed to the volatility in the capital markets. Late in the fourth quarter of 2011, economic data, including a lower unemployment rate, indicated that the United States economy was beginning to improve. However, this news was offset by continued concerns about European sovereigns and the impact of a possible European recession on other world economies. During 2011, the combination of market demand for high-quality securities, shrinking supply and the financial problems in Europe resulted in improved funding costs.

On August 2, 2011, Moody's confirmed the Aaa rating on the FHLBank System's Consolidated Obligations and changed the rating outlook to negative at the same time that Moody's confirmed the Aaa bond rating of the United States government and changed the rating outlook to negative. On August 5, 2011, S&P lowered its long-term sovereign rating on the United States government to AA+ from AAA and affirmed its A-1+ short-term credit rating on the United States government. S&P removed both ratings from CreditWatch, where they were placed on July 15, 2011, with negative implications. Due to our status as a GSE and the application of S&P's government-related entity criteria, our issuer rating is constrained by the long-term sovereign credit rating of the United States government. On August 8, 2011, S&P announced that it had lowered the issuer credit ratings of 10 of 12 FHLBanks (including us) and the rating on the FHLBank System's Consolidated Obligations to AA+ from AAA. Each of the 12 FHLBanks is currently rated AA+ with outlook negative. S&P affirmed the FHLBanks' short-term issuer ratings at A-1+ and removed all of the ratings from CreditWatch. These changes have not had an adverse impact on our funding costs.

The FOMC decided to continue its program to extend the average maturity of its holdings of securities as announced in September. To help support conditions in the mortgage markets, the FOMC will maintain its existing policy of reinvesting principal payments from its holdings of agency MBS and agency debt in agency MBS. In addition, the FOMC will maintain its existing policy of replacing maturing United States Treasury securities at auction. The FOMC will regularly review the size and composition of its securities holdings in light of incoming information and is prepared to adjust those holdings as needed to promote a stronger economic recovery in a context of price stability.

The persistence of low interest rates and concerns around the debt ceiling discussions played a role in the sustained decrease in money market funds through early August. Taxable money market funds, which purchase a significant portion of the Discount Notes and short maturity CO Bonds issued by the FHLBanks, had a decline in assets through early August 2011, but recovered somewhat during the remainder of the third and fourth quarters of 2011. As a subset of those assets, taxable money market fund investments allocated to the "U.S. Other Agency" category were generally unchanged at December 31, 2011 compared to December 31, 2010.

Impact on Operating Results. Our overall results are dependent on the market environment and, in particular, our members' demand for wholesale funding and their sales of mortgage loans to us. As part of their overall business strategy, our depository members typically use wholesale funding, in the form of Advances, along with other sources of funding, such as retail deposits, as a source of liquidity and to fund residential mortgage loans in their portfolio. Periods of economic growth have led to significant use of wholesale funds by our depository members because they typically fund expansion by using either wholesale or retail borrowing. Conversely, slow economic growth has tended to decrease our depository members' wholesale borrowing activity.

Our insurance company members have different business models and are subject to different regulations; therefore, their demand for Advances is not always correlated with that of our depository members. Our insurance company members tend to use Advances as a source of liquidity, for asset/liability management or other business purposes.

Member demand for Advances and the MPP is also influenced by the steepness of the yield curve, as well as the availability and cost of other sources of wholesale or government funding. Advances to insurance company members, an increasing part of our membership and focus of our business, increased during 2011. However, Advances to depository members were lower due to repayments and decreased demand related to various economic factors such as growth in our members' deposits and low loan demand at our members' institutions. Mortgage Loans Held for Portfolio also decreased as purchases were not large enough to fully offset the reduction due to repayments.

Changes in short-term interest rates affect our interest income and interest expense because a considerable portion of our assets and liabilities are either directly or indirectly tied to short-term interest rates such as the federal funds or three-month LIBOR rates. Short-term interest rates also directly affect our earnings on invested capital. The level of market interest rates influences the yield on our earning assets, our cost of funds, and mortgage prepayment speeds. These factors drive our spreads, interest margins, and earnings. Since our assets and liabilities do not reprice immediately, there tends to be a lag between changes in market rates and changes to our spreads and margins. Market interest rates reflect a wide variety of influences, such as inflation expectations, money supply, and the attractiveness of investment alternatives. Other factors that may influence our margins or earnings include demand for our products, fee income, operating expenses and valuation of investment securities. See Results of Operations and Changes in Financial Condition herein for a detailed discussion of these factors.

Results of Operations and Changes in Financial Condition

Net Income for the Years Ended December 31, 2011 and 2010. Net Income for the year ended December 31, 2011 was $110.1 million. The decrease of $0.9 million or 1% compared to the same period in 2010 was primarily due to lower net interest income and net losses on derivatives and hedging activities, substantially offset by lower OTTI credit losses on our private-label MBS and a decrease in Total Assessments resulting from the satisfaction of our obligation to REFCORP as of June 30, 2011. Net Interest Income After Provision for Credit Losses decreased by $39.9 million or 15% in 2011, compared to 2010, primarily due to contracting spreads on mortgage-related assets and a reduction in prepayment fees on Advances.

The following table presents the comparative highlights of our results of operations ($ amounts in millions):

	Years Ended December 31,
			$	%
Comparative Highlights	2011	2010	Change	Change
Net Interest Income After Provision for Credit Losses	$226	$266	$(40)	(15%)
Other Income (Loss)	(33)	(59)	26	44%
Other Expenses	58	55	3	7%
Income Before Assessments	135	152	(17)	(12%)
Total Assessments	25	41	(16)	(41%)
Net Income	$110	$111	$(1)	(1%)

Net Income for the Years Ended December 31, 2010 and 2009. Net Income was $111.0 million for the year ended December 31, 2010. The decrease of $9.5 million or 8% compared to the same period in 2009 was primarily due to higher OTTI charges on our private-label MBS recognized in Other Income (Loss) that totaled $69.8 million for 2010, compared to $60.3 million for 2009. Net Interest Income decreased by $6.4 million, after provision for credit losses, primarily due to lower interest-earning assets, substantially offset by higher spreads on mortgage-related assets and higher prepayment fees on Advances.

The following table presents the comparative highlights of our results of operations ($ amounts in millions):

	Years Ended December 31,
			$	%
Comparative Highlights	2010	2009	Change	Change
Net Interest Income After Provision for Credit Losses	$266	$272	$(6)	(2%)
Other Income (Loss)	(59)	(58)	(1)	(1%)
Other Expenses	55	49	6	12%
Income Before Assessments	152	165	(13)	(8%)
Total Assessments	41	45	(4)	(8%)
Net Income	$111	$120	$(9)	(8%)

Changes in Financial Condition for the Year Ended December 31, 2011. Total Assets at December 31, 2011 were $40.4 billion. The decrease of $4.6 billion or 10% compared to December 31, 2010 was primarily due to a decrease in short-term investments. Advances outstanding totaled $18.6 billion. The increase of 2% compared to December 31, 2010 was primarily due to higher Advances to our insurance company members. Mortgage Loans Held for Portfolio totaled $6.0 billion. The decrease of 11% compared to December 31, 2010 was primarily due to repayments exceeding the purchases of mortgage loans under our MPP. Investments, including HTM securities, AFS securities and short-term investments, totaled $15.2 billion. The decrease of 23% compared to December 31, 2010 was primarily due to a managed reduction in short-term investments. Consolidated Obligations totaled $36.9 billion at December 31, 2011. The decrease of 10% compared to December 31, 2010 was due to lower funding needs primarily resulting from the reduction in short-term investments.

Total Capital was $1.9 billion at December 31, 2011. The decrease of $0.2 million compared to December 31, 2010 was primarily due to a net decrease in Capital Stock of $47.0 million and a decrease in AOCI of $23.3 million, substantially offset by an increase in Retained Earnings of $70.1 million. During the second quarter of 2011, we repurchased $248.0 million of excess stock, consisting of Capital Stock of $125.9 million and MRCS of $122.1 million. The decrease in AOCI was primarily due to a decrease in the fair value of OTTI AFS securities of $60.5 million, partially offset by the reclassification of OTTI non-credit losses of $21.4 million from AOCI to Other Income (Loss) and the net change in unrealized gains (losses) on AFS securities of $19.7 million.

The following table presents the changes in financial condition ($ amounts in millions):

Condensed Statements of Condition	December 31, 2011	December 31, 2010
Advances	$18,568	$18,275
Mortgage Loans Held for Portfolio, net	5,955	6,702
Investments (1)	15,203	19,785
Other Assets	649	168
Total Assets	$40,375	$44,930

Consolidated Obligations, net	$36,894	$40,800
Mandatorily Redeemable Capital Stock	454	658
Other Liabilities	1,080	1,525
Total Liabilities	38,428	42,983
Capital Stock, Class B Putable	1,563	1,610
Retained Earnings	498	427
Accumulated Other Comprehensive Income (Loss)	(114)	(90)
Total Capital (GAAP)	1,947	1,947
Total Liabilities and Capital	$40,375	$44,930

Total Regulatory Capital (2)	$2,515	$2,695

(1)	Includes HTM Securities, AFS Securities, Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, and Federal Funds Sold.

(2)	Total Regulatory Capital is Total Capital (GAAP) plus MRCS less AOCI.

Outlook

We currently expect our financial performance for the near term to continue to generate attractive returns for member shareholders across a wide range of business, financial, and economic environments. Events in the capital and housing markets in the last several years have created opportunities to generate spreads well above historic levels on certain types of transactions. Although we expected the frequency and level of higher-spread investment opportunities to continue to diminish in 2011, the current Eurozone crisis has led to very low costs for our Consolidated Obligations, causing spreads to be wider than expected across all asset classes. We expect Net Interest Income to continue to decline if the cost of our debt increases to historic levels and the spreads on our assets revert to normal levels. However, these spreads could be influenced by unexpected changes in the market environment.

Our Advances have been affected by increased deposits and low loan demand at our member banks, competitive pressures from alternative sources of wholesale funds available to the membership, and consolidation in the financial services industry.  However, Advances to our insurance company members increased during 2011, resulting in a net increase in Advances for 2011. We do not expect a significant change in our total Advance balance during 2012, in spite of the FOMC's announcement that it will maintain the target range for the federal funds rate at 0.00-0.25% through late 2014. We believe that Advances outstanding to our insurance company members, and the relative percentage of their Advances to the total, could continue to increase.

Purchases of MPP loans in 2011 were not large enough to fully offset maturities and principal repayments. Although our intent is to stabilize the level of our MPP portfolio, it could continue to decline in 2012. We expect our future MPP balance and earnings from MPP to be negatively affected by the interest-rate environment and the limited number of large sellers in our district.

We actively monitor the credit quality of our investments; however, increased credit risk related to our private-label MBS and ABS resulted in OTTI charges for 2009, 2010 and 2011. If delinquency or loss rates on mortgages or home equity loans increase at a greater rate than currently expected, or there is a larger than expected decline in residential real estate values, we could experience additional OTTI charges. Because of the uncertainty regarding regulatory changes and legal challenges in the housing market, as well as economic, financial market, and housing market conditions and the actual and projected performance of the loan collateral underlying our MBS, it is not possible to predict to what extent we will have additional OTTI charges in the future. See Risk Management - Credit Risk Management - Investments - OTTI Evaluation Process herein for more information.

The cost of our Consolidated Obligations in the future will depend on several factors, including the direction and level of market interest rates, competition from other issuers of agency debt, changes in the investment preferences of potential buyers of agency debt securities, global demand, pricing in the interest-rate swap market, and other technical market factors.

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

In the future, we will continue to engage in various hedging strategies and use derivatives to assist in mitigating the volatility of earnings and equity market value due to the maturity structure of our financial assets and liabilities. While we would expect that hedging with derivatives would reduce market risk and earnings volatility, estimated fair value adjustments could increase earnings volatility.

We strive to keep our operating expense ratios relatively low while maintaining adequate systems, support, and staffing.  Operating expenses are expected to increase in 2012 due to further operating systems enhancement, risk management and compliance-related expenses.

As a result of the satisfaction of our obligation to REFCORP, total assessments are expected to be lower in 2012. See Analysis of Results of Operations for the Years Ended December 31, 2011, 2010 and 2009 - Total Assessments - REFCORP and Liquidity and Capital Resources - Capital Resources - Joint Capital Enhancement Agreement herein for more information.

Analysis of Results of Operations for the Years Ended December 31, 2011, 2010 and 2009

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

Factors that decreased Net Interest Income After Provision for Credit Losses for the year ended December 31, 2011, compared to the same period in 2010, included:

•	narrower spreads on Investment securities, Federal Funds Sold and Securities Purchased Under Agreements to Resell;

•	lower prepayment fee income on Advances; and

•	lower average balances of Federal Funds Sold and Securities Purchased Under Agreements to Resell, Advances and Mortgage Loans Held for Portfolio.

These decreases were partially offset by:

•	higher average balances of Investment securities;

•	lower average balances of Consolidated Obligations; and

•	wider spreads on Advances and Mortgage Loans Held for Portfolio, primarily due to the replacement of higher-costing debt with lower-costing debt reflecting the current low interest-rate environment.

Factors that decreased Net Interest Income After Provision for Credit Losses for the year ended December 31, 2010, compared to the same period in 2009, included:

•	lower average balances of Advances and Mortgage Loans Held for Portfolio; and

•	narrower spreads on Advances and short-term investments.

These decreases were partially offset by:

•	higher prepayment fee income on Advances;

•	higher average balances of Investment securities;

•	wider spreads on mortgage-related assets, primarily due to the replacement of higher-costing debt with lower-costing debt reflecting the current low interest-rate environment; and

•	lower amortization of purchased premiums due to a retrospective adjustment to reduce our estimated MPP prepayment speeds to reflect our recent experience.

See Net Gains (Losses) on Derivatives and Hedging Activities herein for information on the net effect of derivatives on our Net Interest Income.

The following tables present average balances, interest income and expense, and average yields of our major categories of interest-earning assets and the sources funding those interest-earning assets ($ amounts in millions):

	Years Ended December 31,
	2011			2010			2009
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
Assets:
Federal Funds Sold and Securities Purchased Under Agreements to Resell	$5,710	$7	0.13%	$8,198	$17	0.21%	$8,270	$25	0.29%
Investment securities (1)	11,828	227	1.92%	10,815	259	2.39%	9,330	290	3.11%
Advances (2)	18,069	169	0.93%	20,432	214	1.05%	26,479	398	1.51%
Mortgage Loans Held for Portfolio (2)	6,304	300	4.75%	6,821	349	5.11%	7,978	413	5.18%
Other Assets (interest-earning) (3)	343	—	0.11%	149	1	0.89%	173	—	0.16%
Total interest-earning assets	42,254	703	1.66%	46,415	840	1.81%	52,230	1,126	2.16%
Other Assets (4)	313			(13)			186
Total Assets	$42,567			$46,402			$52,416

Liabilities and Capital:
Interest-Bearing Deposits	$1,032	—	0.02%	$735	—	0.04%	$1,023	1	0.08%
Discount Notes	7,980	8	0.10%	9,296	15	0.16%	14,756	85	0.58%
CO Bonds (2)	29,917	449	1.50%	32,263	544	1.68%	32,424	755	2.33%
MRCS	556	15	2.60%	758	14	1.81%	603	13	2.20%
Other borrowings	—	—	—%	—	—	—%	1	—	0.24%
Total interest-bearing liabilities	39,485	472	1.19%	43,052	573	1.33%	48,807	854	1.75%
Other Liabilities	1,126			1,539			1,579
Total Capital	1,956			1,811			2,030
Total Liabilities and Capital	$42,567			$46,402			$52,416

Net Interest Income and net spread on interest-earning assets less interest-bearing liabilities		$231	0.47%		$267	0.48%		$272	0.41%
Net interest margin	0.55%			0.57%			0.52%
Average interest-earning assets to interest-bearing liabilities	1.07			1.08			1.07

(1)
The average balances of investment securities are reflected at amortized cost; therefore, the resulting yields do not reflect changes in estimated fair value that are recorded as a component of AOCI, nor do they include the effect of OTTI-related non-credit losses. Interest income/expense includes the effect of associated interest-rate exchange agreements.

(2)
Interest income/expense and average yield include all other components of interest, including the impact of net interest payments or receipts on derivatives, hedge accounting amortization, and Advance prepayment fees.

(3)	Other Assets (interest-earning) consists of Interest-Bearing Deposits, loans to other FHLBanks, and grantor trust assets, which are carried at estimated fair value.

(4)	Includes changes in estimated fair value and the effect of OTTI-related non-credit losses on AFS and HTM securities for purposes of the table.

The following table presents changes in Interest Income and Interest Expense ($ amounts in millions):

	Years Ended December 31,
	2011 vs. 2010			2010 vs. 2009
	Volume	Rate	Total	Volume	Rate	Total
Increase (Decrease) in Interest Income:
Federal Funds Sold and Securities Purchased Under Agreements to Resell	$(5)	$(5)	$(10)	$(1)	$(7)	$(8)
Investment securities	23	(55)	(32)	42	(73)	(31)
Advances	(23)	(22)	(45)	(79)	(105)	(184)
Mortgage Loans Held for Portfolio	(26)	(23)	(49)	(59)	(5)	(64)
Other Assets, net	1	(2)	(1)	—	1	1
Total	(30)	(107)	(137)	(97)	(189)	(286)
Increase (Decrease) in Interest Expense:
Interest-Bearing Deposits	—	—	—	—	(1)	(1)
Discount Notes	(2)	(5)	(7)	(24)	(46)	(70)
CO Bonds	(38)	(57)	(95)	(4)	(207)	(211)
MRCS	(4)	5	1	3	(2)	1
Other borrowings	—	—	—	—	—	—
Total	(44)	(57)	(101)	(25)	(256)	(281)
Increase (Decrease) in Net Interest Income Before Provision for Credit Losses	$14	$(50)	$(36)	$(72)	$67	$(5)

Changes in both volume and interest rates influence changes in Net Interest Income and net interest margin. Changes in Interest Income and Interest Expense that are not identifiable as either volume-related or rate-related, but are attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the volume and rate changes.

Other Income (Loss). The following table presents the components of Other Income (Loss) ($ amounts in millions):

	Years Ended December 31,
Components	2011	2010	2009
Total OTTI losses	$(6)	$(24)	$(412)
Portion of Impairment Losses Reclassified to (from) Other Comprehensive Income (Loss)	(21)	(46)	352
Net OTTI losses, credit portion	(27)	(70)	(60)
Net Realized Gains from Sale of Available-for-Sale Securities	4	2	—
Net Gains (Losses) on Derivatives and Hedging Activities	(13)	7	(1)
Service Fees	1	1	1
Standby Letters of Credit Fees	2	2	1
Loss on Extinguishment of Debt	—	(2)	—
Other, net	—	1	1
Total Other Income (Loss)	$(33)	$(59)	$(58)

The favorable change in Other Income (Loss) for the year ended December 31, 2011 compared to the same period in 2010 was primarily due to the lower OTTI credit losses on certain private-label RMBS, partially offset by net losses on derivatives and hedging activities for the year ended December 31, 2011 compared to net gains on derivatives and hedging activities for the same period in 2010. The unfavorable change in Other Income (Loss) for the year ended December 31, 2010 compared to the same period in 2009, was primarily due to higher OTTI credit losses on certain private-label RMBS.

Results of OTTI Evaluation Process. As a result of our evaluations, during the years ended December 31, 2011 and 2010, we recognized OTTI on private-label RMBS as shown in the table below ($ amounts in millions):

	Total OTTI	Portion Reclassified	OTTI Credit
Year Ended December 31, 2011	Losses	to (from) OCI	Losses
Impairment on securities for which OTTI was not previously recognized	$—	$—	$—
Additional impairment on securities for which OTTI was previously recognized	(6)	(21)	(27)
Total	$(6)	$(21)	$(27)

Year Ended December 31, 2010
Impairment on securities for which OTTI was not previously recognized	$(21)	$17	$(4)
Additional impairment on securities for which OTTI was previously recognized	(3)	(63)	(66)
Total	$(24)	$(46)	$(70)

Year Ended December 31, 2009
Impairment on securities for which OTTI was not previously recognized	$(412)	$352	$(60)
Additional impairment on securities for which OTTI was previously recognized	—	—	—
Total	$(412)	$352	$(60)

As described in detail in Notes to Financial Statements - Note 7 - Other-Than-Temporary Impairment Analysis, OTTI losses recorded on private-label RMBS are derived from projections of the future cash flows of the individual securities. These projections are based on a number of assumptions and expectations, which are updated on a quarterly basis. In 2009 and 2010, the assumptions and the resulting credit-related OTTI losses reflected the significant deterioration in the credit quality of the securities due to economic, financial and housing market conditions. In particular, in 2010, ongoing pressure on housing prices from large inventories of unsold or foreclosed properties and the then current and forecasted borrower defaults and foreclosures continued to negatively affect the projected performance of the underlying loan collateral, which contributed to the recognition of additional credit losses in 2010. In first quarter 2011, the assumptions included higher projected loss severities and expected increases in foreclosure and liquidation costs, resulting in additional credit losses being recognized. However, the credit losses for the entire year were lower compared to the prior years due to the relative stabilization in the projected performance of the underlying collateral during the remainder of 2011.

Net Gains (Losses) on Derivatives and Hedging Activities. All derivatives are recorded in the Statement of Condition at their estimated fair values. Changes in the fair values of our derivatives are recorded each period in earnings. If a hedge qualifies for fair value hedge accounting, changes in the fair value of the hedged item are also recorded in earnings. The net effect is that only the "ineffective" portion of a qualifying hedge has an impact on earnings.

In some cases involving hedges, an assumption of "no ineffectiveness" can be made, and the changes in the fair values of the hedge and the hedged item are considered identical and offsetting (referred to as the "short-cut method"). We no longer apply the short-cut method to any new hedging relationships. However, we continue to use the short-cut method to account for all existing hedging relationships entered into prior to April 1, 2008, provided they still meet the assumption of "no ineffectiveness."

If a hedge qualifies for fair value hedge accounting, but the assumption of "no ineffectiveness" cannot be made, the hedge and the hedged item must be marked to estimated fair value independently (referred to as the "long-haul method"). Under the long-haul method, the two components of the hedging relationship are marked to estimated fair value using discount rates appropriate for the nature of the instrument being marked to estimated fair value, and the resulting changes in fair value will generally be slightly different. Even though these differences are generally relatively small when expressed as prices, their impact can become more significant when multiplied by the principal amount of the transaction and then evaluated in the context of our Net Income. Nonetheless, the earnings volatility resulting from these types of ineffectiveness is transitory, as the net earnings impact will be zero over the life of the hedging relationship if the derivative and hedged item are held to maturity or their call dates, which is generally the case for us.

The second type of hedging relationship that creates earnings volatility involves transactions in which we enter into interest rate exchange agreements to economically hedge identifiable portfolio risks that do not qualify for hedge accounting (referred to as an "economic" hedge). These economic hedges are recorded on the Statement of Condition at estimated fair value with the unrealized gains or losses recognized in earnings without any offsetting unrealized gains or losses from the associated asset or liability.

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
Due to volatility in the overall interest rate environment, our Net Gains (Losses) on Derivatives and Hedging Activities fluctuate as we hedge our asset or liability risk exposures. The change for 2011 was primarily due to unrealized losses on fair value hedges resulting from mark-to-market adjustments due to changes in benchmark rates. In general, we hold derivatives and associated hedged instruments, and certain assets and liabilities that are carried at estimated fair value, to the maturity, call, or put date. Therefore, due to timing, nearly all of the cumulative net gains and losses for these financial instruments will generally reverse over the remaining contractual terms of the hedged financial instruments.

The tables below present the net effect of derivatives on Net Interest Income and Other Income (Loss), within the line Net Gains (Losses) on Derivatives and Hedging Activities, by type of hedge and hedged item ($ amounts in millions):

Year Ended December 31, 2011	Advances	Investments	Mortgage Loans	CO Bonds	Discount Notes	Total
Net Interest Income:
(Amortization) accretion of hedging activities in net interest income (1)	$—	$13	$(4)	$3	$—	$12
Net interest settlements included in net interest income (2)	(302)	(84)	—	108	—	(278)
Total Net Interest Income	(302)	(71)	(4)	111	—	(266)
Net Gains (Losses) on Derivatives and Hedging Activities:
Gains (losses) on fair-value hedges	(7)	—	—	(1)	—	(8)
Gains (losses) on derivatives not qualifying for hedge accounting	—	(3)	(2)	—	—	(5)
Net Gains (Losses) on Derivatives and Hedging Activities	(7)	(3)	(2)	(1)	—	(13)
Total net effect of derivatives and hedging activities	$(309)	$(74)	$(6)	$110	$—	$(279)

Year Ended December 31, 2010
Net Interest Income:
(Amortization) accretion of hedging activities in net interest income (1)	$—	$11	$(1)	$4	$—	$14
Net interest settlements included in net interest income (2)	(464)	(78)	—	182	—	(360)
Total Net Interest Income	(464)	(67)	(1)	186	—	(346)
Net Gains (Losses) on Derivatives and Hedging Activities:
Gains (losses) on fair-value hedges	10	(1)	—	—	—	9
Gains (losses) on derivatives not qualifying for hedge accounting	(1)	1	(3)	1	—	(2)
Net Gains (Losses) on Derivatives and Hedging Activities	9	—	(3)	1	—	7
Total net effect of derivatives and hedging activities	$(455)	$(67)	$(4)	$187	$—	$(339)

Year Ended December 31, 2009
Net Interest Income:
(Amortization) accretion of hedging activities in net interest income (1)	$—	$9	$2	$4	$—	$15
Net interest settlements included in net interest income (2)	(556)	(66)	—	183	—	(439)
Total Net Interest Income	(556)	(57)	2	187	—	(424)
Net Gains (Losses) on Derivatives and Hedging Activities:
Gains (losses) on fair-value hedges	(21)	(2)	—	18	—	(5)
Gains (losses) on derivatives not qualifying for hedge accounting	—	—	(2)	—	6	4
Net Gains (Losses) on Derivatives and Hedging Activities	(21)	(2)	(2)	18	6	(1)
Total net effect of derivatives and hedging activities	$(577)	$(59)	$—	$205	$6	$(425)

(1)	Represents the accretion (amortization) of hedging estimated fair value adjustments for closed hedge positions.

(2)	Represents interest income/expense on derivatives included in Net Interest Income.

Other Expenses. The following table presents the components of Other Expenses ($ amounts in millions):

	Years Ended December 31,
Components	2011	2010	2009
Compensation and Benefits	$36	$36	$32
Other Operating Expenses	15	13	12
Finance Agency and Office of Finance Expenses	6	5	4
Other	1	1	1
Total Other Expenses	$58	$55	$49

The increase in Total Other Expenses for the year ended December 31, 2011 compared to the same period in 2010, was primarily due to higher Other Operating Expenses, which were mainly attributable to increased depreciation resulting from the renovation of our office building, and increases in legal and other professional fees resulting primarily from legislative and regulatory developments.

The increase in Total Other Expenses for the year ended December 31, 2010 compared to the same period in 2009, was primarily due to higher Compensation and Benefits, which were mainly attributable to higher incentive compensation achievements and an increase in headcount, and, to a lesser extent, an increase in pension costs resulting from an increase in plan liabilities. The increase in plan liabilities was due to an increase in total compensation and a decrease in the discount rate used to calculate plan liabilities.

Office of Finance Expenses. The FHLBanks fund the costs of the Office of Finance as a joint office that facilitates issuing and servicing Consolidated Obligations, preparation of the FHLBanks' combined quarterly and annual financial reports, and certain other functions. For the years ended December 31, 2011, 2010 and 2009, our assessments to fund the Office of Finance were $2.7 million, $2.1 million and $1.7 million, respectively.

Finance Agency Expenses. The FHLBanks are assessed the operating costs of our regulator, the Finance Agency. We have no direct control over these costs. For the years ended December 31, 2011, 2010 and 2009, our Finance Agency assessments were $3.7 million, $2.6 million and $1.9 million, respectively.

Total Assessments.

AHP. The FHLBanks are required to set aside annually, in the aggregate, the greater of $100 million or 10% of their net earnings to fund the AHP. For purposes of the AHP calculation, net earnings is defined as net income before assessments, plus interest expense related to MRCS, less the assessment for REFCORP, if applicable. Each FHLBank's required annual AHP contribution is limited to its annual net earnings. For the years ended December 31, 2011, 2010, and 2009, our AHP expense was $13.8 million, $13.9 million and $14.9 million, respectively. Our AHP expense fluctuates in accordance with our Income Before Assessments.

If we experienced a net loss during a quarter, but still had net earnings for the year, our obligation to the AHP would be calculated based on our year-to-date net earnings. If we experienced a net loss for a full year, we would have no obligation to the AHP for the year, since our required annual contribution is limited to annual net earnings.

If the aggregate 10% calculation described above was less than $100 million for all 12 FHLBanks, each FHLBank would be required to assure that the aggregate contributions of the FHLBanks equal $100 million. The proration would be made on the basis of net earnings of each FHLBank in relation to the net earnings of all FHLBanks for the previous year, subject to the annual earnings limitation discussed above. There was no shortfall in 2011, 2010, or 2009.

If we determine that our required AHP contributions are contributing to financial instability, we may apply to the Finance Agency for a temporary suspension of our contributions. We did not make such an application in 2011, 2010, or 2009.

REFCORP. Prior to June 30, 2011, each FHLBank was required to pay to REFCORP 20% of net income calculated in accordance with GAAP after the assessment for AHP, but before the assessment for REFCORP. The FHLBanks were obligated to pay the REFCORP assessment until the aggregate amounts actually paid by all 12 FHLBanks were equivalent to a $300 million annual annuity (or a scheduled payment of $75 million per quarter) with a final maturity date of April 15, 2030, at which point the required payment of each FHLBank to REFCORP would be fully satisfied.

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

Our REFCORP expense for the year ended December 31, 2011 was $10.9 million, compared to $27.7 million and $30.1 million for the years ended December 31, 2010 and 2009, respectively. The decrease in REFCORP expense for the year ended December 31, 2011 compared to the same period in 2010 was primarily due to the satisfaction of our REFCORP obligation as of June 30, 2011. The decrease in REFCORP expense for the year ended December 31, 2010 compared to the same period in 2009 was due to lower Income Before Assessments.

Business Segments

Our products and services are grouped within two business segments: Traditional and MPP.

The Traditional business segment includes credit services (such as Advances, letters of credit, and lines of credit), investments (including Federal Funds Sold, Securities Purchased Under Agreement to Resell, AFS securities, and HTM securities), correspondent services, and deposits.

The following table presents our financial performance for this business segment ($ amounts in millions):

	Years Ended December 31,
Traditional Segment	2011	2010	2009
Net Interest Income	$140	$173	$166
Provision for Credit Losses	—	—	—
Other Income (Loss)	(30)	(56)	(56)
Other Expenses	56	53	47
Income Before Assessments	54	64	63
Total Assessments	9	18	18
Net Income	$45	$46	$45

The decrease in Net Income for the Traditional segment for the year ended December 31, 2011, compared to the same period in 2010, was primarily due to a decrease in Net Interest Income primarily resulting from contracting spreads on MBS and a reduction in prepayment fees on Advances. These decreases were partially offset by a favorable change in Other Income (Loss) that substantially resulted from lower OTTI credit losses on certain private-label RMBS and lower Total Assessments, which were directly attributable to the satisfaction of our obligation to REFCORP and the lower Income Before Assessments.

The increase in Net Income for the Traditional segment for the year ended December 31, 2010, compared to the same period in 2009, was primarily due to an increase in Net Interest Income that mainly resulted from wider spreads on MBS and higher average balances of MBS, but was partially offset by lower average balances of Advances and narrower spreads on our Advances and short-term investments. This increase was partially offset by an increase in Other Expenses resulting from higher incentive compensation achievements, an increase in headcount, and, to a lesser extent, an increase in pension costs resulting from an increase in plan liabilities. The increase in plan liabilities was due to an increase in total compensation and a decrease in the discount rate used to calculate plan liabilities.

The MPP business segment consists of mortgage loans initially purchased from our members. The following table presents our financial performance for this business segment ($ amounts in millions):

	Years Ended December 31,
MPP Segment	2011	2010	2009
Net Interest Income	$91	$94	$106
Provision for Credit Losses	5	1	—
Other Income (Loss)	(3)	(3)	(2)
Other Expenses	2	2	2
Income Before Assessments	81	88	102
Total Assessments	16	23	27
Net Income	$65	$65	$75

The decrease in Net Income for the MPP segment for the year ended December 31, 2011, compared to the same period in 2010, was primarily due to a decrease in Net Interest Income resulting from the lower average balance of MPP loans, partially offset by higher spreads attributable to the replacement of higher-costing debt with lower-costing debt reflecting the current low interest rate environment, and an increase in the Provision for Credit Losses. See Critical Accounting Policies and Estimates - Provision for Credit Losses - Mortgage Loans Acquired Under the MPP herein for more detail. The decrease in Income Before Assessments was offset by lower Total Assessments, which were directly attributable to the satisfaction of our obligation to REFCORP.

The decrease in Net Income for the MPP segment for the year ended December 31, 2010, compared to the same period in 2009, was primarily due to lower Net Interest Income resulting from the lower average balance of MPP loans, partially offset by wider spreads, due to the replacement of higher-costing debt with lower-costing debt reflecting the current interest rate environment, and a decrease in amortization of purchased premiums due to a retrospective adjustment to reduce our estimated MPP prepayment speeds to reflect our recent experience. The lower Net Interest Income was partially offset by a decrease in Total Assessments, directly attributable to the lower Income Before Assessments.

Analysis of Financial Condition

Total Assets. Total Assets were $40.4 billion as of December 31, 2011, a decrease of 10% compared to December 31, 2010. This decrease of $4.6 billion was primarily due to net decreases of $4.2 billion in cash and short-term investments and $0.7 billion in Mortgage Loans Held for Portfolio, partially offset by an increase in Advances of $0.3 billion.

Advances. Advances totaled $18.6 billion at December 31, 2011, an increase of 2% compared to December 31, 2010. This increase was primarily due to a 39% increase in the par value of Advances to insurance company members, which totaled $7.2 billion at December 31, 2011, partially offset by a 6% reduction in the par value of Advances to depository members resulting from repayments and our members' reduced need for liquidity in the current economic environment. In general, Advances fluctuate in accordance with our members' funding needs related to their deposit levels, mortgage pipelines, investment opportunities, available collateral, other balance sheet strategies, and the cost of alternative funding opportunities. See Risk Management - Credit Risk Management - Advances for information on the concentration of our Advances and our collateral policies.

The table below presents Advances by type of financial institution ($ amounts in millions).

	December 31, 2011		December 31, 2010
		% of		% of
Type of Financial Institution	Par Value	Total	Par Value	Total
Commercial banks	$4,077	23%	$4,738	27%
Thrifts	4,803	27%	4,721	27%
Insurance Companies	7,230	40%	5,217	29%
Credit Unions	1,036	6%	1,106	6%
CDFI's	—	—%	—	—%
Total Member Advances	17,146	96%	15,782	89%
Non-member borrowers	622	4%	1,856	11%
Housing Associates	—	—%	—	—%
Total Par Value	$17,768	100%	$17,638	100%

A breakdown of Advances by primary product line is presented below ($ amounts in millions):

	December 31, 2011		December 31, 2010
		% of		% of
By Primary Product Line	Amount	Total	Amount	Total
Fixed-rate
Fixed-rate (1)	$11,800	67%	$11,959	68%
Amortizing/mortgage matched (2)	1,806	10%	1,789	10%
Other	570	3%	15	—%
Total fixed-rate	14,176	80%	13,763	78%
Adjustable/variable-rate indexed	3,592	20%	3,875	22%
Total Advances, par value	17,768	100%	17,638	100%
Total adjustments (unamortized discounts, hedging and other)	800		637
Total Advances	$18,568		$18,275

(1)	Includes fixed-rate bullet and putable Advances

(2)	Includes fixed-rate amortizing Advances

Mortgage Loans Held for Portfolio. We purchase mortgage loans from our members through our MPP. On November 29, 2010, we began offering MPP Advantage for new MPP loans. MPP Advantage utilizes an enhanced fixed LRA account for additional credit enhancement consistent with Finance Agency regulations, instead of utilizing coverage from SMI providers. The only substantive difference between our original MPP and MPP Advantage is the credit enhancement structure. Upon implementation of MPP Advantage, the original MPP was phased out and is no longer being used for acquisitions of new loans. There were 149 loans purchased under MCCs that remained open for the contractual fill-up period at the November 30, 2010, transition date. The final settlements under these MCCs occurred on March 4, 2011. Under MPP Advantage, we have purchased 3,259 mortgage loans for $477.3 million through December 31, 2011, which includes 52 loans purchased for $5.9 million through December 31, 2010. See Risk Management - Credit Risk Management - MPP for more detailed information about the credit enhancement structures for our original MPP and MPP Advantage.

At December 31, 2011, we held $6.0 billion of loans purchased through our original MPP and MPP Advantage, a decrease of 11% compared to December 31, 2010. The decrease was primarily due to repayments of outstanding mortgage loans that exceeded the purchases of new loans. In general, the volume of mortgage loans purchased through the MPP is affected by several factors, including the general level of housing activity in the United States, the level of member mortgage originations, the level of refinancing activity, consumer product preferences and competition from other purchasers of mortgage loans.

In accordance with our MPP policy for conventional loans, we purchase conforming, fixed-rate, fixed-term mortgage loans. For the year ended December 31, 2011, we purchased $0.6 billion in principal amount of new loans, including $0.1 billion of FHA loans, while total principal repayments were $1.3 billion. For the year ended December 31, 2010, we purchased $1.1 billion in principal amount of new loans, including $0.6 billion of FHA loans, while total principal repayments during the year were $1.7 billion.

We have established and maintain an allowance for MPP loan losses based on our best estimate of probable losses over the loss emergence period, which we have estimated to be 12 months. At December 31, 2011, our estimate of MPP losses remaining after borrower's equity was $49.3 million. After consideration of the portion recoverable under the associated credit enhancements, the allowance for loan losses was $3.3 million. At December 31, 2010, our estimate of MPP losses remaining after borrower's equity was $43.0 million. After consideration of the portion recoverable under the associated credit enhancements, the allowance for loan losses was $0.5 million. See Notes to Financial Statements - Note 10 - Allowance for Credit Losses and Risk Management - Credit Risk Management - MPP for more information.

Cash and Investments. The following table presents the components of our cash and investments at carrying value ($ amounts in millions):

	December 31,
Components of Cash and Investments	2011	2010	2009
Cash and short-term investments:
Cash and Due from Banks	$513	$12	$1,722
Interest-Bearing Deposits	—	—	—
Securities Purchased Under Agreements to Resell	—	750	—
Federal Funds Sold	3,422	7,325	5,532
Total cash and short-term investments	3,935	8,087	7,254
Investment securities:
AFS securities:
GSE debentures	2,026	1,930	1,761
TLGP debentures	322	325	—
Private-label MBS	601	983	—
Total AFS securities	2,949	3,238	1,761
HTM securities:
GSE debentures	269	294	126
TLGP debentures	1,883	2,066	2,067
Other U.S. obligations - guaranteed RMBS	2,747	2,327	865
GSE RMBS	3,512	3,044	2,137
Private-label MBS	402	719	2,481
Manufactured housing loan ABS	17	19	21
Home equity loan ABS	2	3	4
Total HTM securities	8,832	8,472	7,701
Total investment securities	11,781	11,710	9,462
Total Cash and Investments, carrying value	$15,716	$19,797	$16,716

Cash and Short-Term Investments. Cash and short-term investments totaled $3.9 billion at December 31, 2011, a decrease of 51% compared to December 31, 2010. The decrease was primarily due to decreases of $3.9 billion in Federal Funds Sold and $0.8 billion in Securities Purchased Under Agreements to Resell resulting from a managed reduction in short-term investments. We remain in compliance with all liquidity requirements. The composition of our short-term investment portfolio is influenced by our liquidity needs and the availability of short-term investments at attractive interest rates, relative to our cost of funds. See Liquidity and Capital Resources herein for more information.

Available-for-Sale Securities. AFS securities totaled $2.9 billion at December 31, 2011, a decrease of 9% compared to December 31, 2010. The decrease was primarily due to paydowns and the sale of six private-label MBS. As a result of previously recognizing OTTI credit losses totaling $29.8 million on those securities, we realized a net gain on the sales of $4.2 million. As of December 31, 2011, we had no intention to sell any of the remaining OTTI AFS securities, nor did we consider it more likely than not that we will be required to sell any of these securities before our anticipated recovery of each security's remaining amortized cost basis. However, in the future we may decide to sell these securities if conditions, strategies, risk tolerances or other factors change.

For the year ended December 31, 2011, we transferred one private-label RMBS to AFS from HTM due to a significant deterioration in the creditworthiness of the issuer and other factors. Such deterioration was evidenced by an OTTI credit loss for this security in the three months ended September 30, 2011. At the time of transfer, this security had an amortized cost of $18.1 million and an estimated fair value of $17.2 million.

Held-to-Maturity Securities. HTM securities totaled $8.8 billion at December 31, 2011, an increase of 4% compared to December 31, 2010, primarily due to purchases of agency MBS.

Issuer Concentration. As of December 31, 2011, we held securities classified as AFS and HTM (excluding United States Government Agencies and corporate debentures guaranteed by the FDIC and carrying the full faith and credit of the United States government under the TLGP) from the following issuers with a carrying value greater than 10% of our Total Capital. The MBS issuers listed below include one or more trusts established as separate legal entities by the issuer. Therefore, the associated carrying and estimated fair values are not necessarily indicative of our exposure to that issuer ($ amounts in millions):

	December 31, 2011
Name of Issuer	Carrying Value	Estimated Fair Value
Non-MBS:
Freddie Mac	$1,136	$1,136
Fannie Mae	776	776
Federal Farm Credit	383	384
MBS:
Fannie Mae	2,484	2,549
Freddie Mac	1,028	1,079
Ginnie Mae	2,747	2,782
GSR Mortgage Loan Trust	262	259
Washington Mutual Mortgage Pass-through Certificates	372	368
Total	9,188	9,333
All other issuers	2,593	2,589
Total investment securities	$11,781	$11,922

Investments by Year of Redemption. The following table provides, by year of redemption, carrying values for Short-Term Investments as well as carrying values and yields for AFS and HTM Securities ($ amounts in millions):

		Due after	Due after
	Due in	one year	five years	Due after
	one year	through	through	ten
Investments	or less	five years	ten years	years	Total
AFS securities:
GSE debentures	$—	$950	$1,076	$—	$2,026
TLGP debentures	322	—	—	—	322
Private-label MBS (1)	—	—	—	601	601
Total AFS securities	$322	$950	$1,076	$601	$2,949
Yield on AFS securities	0.79%	3.51%	3.79%	5.27%
HTM securities:
GSE debentures	$—	$269	$—	$—	$269
TLGP debentures	1,883	—	—	—	1,883
Other U.S. obligations - guaranteed RMBS (1)	—	—	—	2,747	2,747
GSE RMBS (1)	—	350	1,602	1,560	3,512
Private-label MBS (1)	—	—	51	351	402
Manufactured housing loan ABS (1)	—	—	—	17	17
Home equity loan ABS (1)	—	—	—	2	2
Total HTM securities	$1,883	$619	$1,653	$4,677	$8,832
Yield on HTM securities	0.66%	1.84%	3.09%	2.49%

Total investment securities	$2,205	$1,569	$2,729	$5,278	$11,781
Yield on total investment securities	0.68%	2.85%	3.36%	2.81%

Short-term investments:
Interest-Bearing Deposits	$—	$—	$—	$—	$—
Securities Purchased Under Agreements to Resell	—	—	—	—	—
Federal Funds Sold	3,422	—	—	—	3,422
Total short-term investments	3,422	—	—	—	3,422
Total Investments, carrying value	$5,627	$1,569	$2,729	$5,278	$15,203

(1)	Year of redemption on our MBS and ABS securities is determined based on contractual maturity.

See Risk Management - Credit Risk Management - Investments for more information on the credit quality and OTTI on our investments.

Total Liabilities. Total Liabilities were $38.4 billion at December 31, 2011, a decrease of 11% compared to December 31, 2010. This decrease of $4.6 billion was primarily due to a decrease of $3.9 billion in Consolidated Obligations.

Deposits (Liabilities). Total Deposits were $0.6 billion at December 31, 2011, an increase of 8% compared to December 31, 2010. These deposits represent a relatively small portion of our funding, and they vary depending upon market factors, such as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' investment preferences with respect to the maturity of their investments, and member liquidity.

Consolidated Obligations. At December 31, 2011, the carrying values of our Discount Notes and CO Bonds totaled $6.5 billion and $30.4 billion, respectively, compared to $8.9 billion and $31.9 billion, respectively, at December 31, 2010. The overall balance of our Consolidated Obligations fluctuates in relation to our Total Assets. The carrying value of our Discount Notes was 18% of total Consolidated Obligations at December 31, 2011, compared to 22% at December 31, 2010. Discount Notes are issued primarily to provide short-term funds while CO Bonds are issued to provide longer-term funding. The composition of our Consolidated Obligations can fluctuate significantly based on comparative changes in their cost levels, supply and demand conditions, Advance demand, money market investment balances, and our balance sheet management strategy.

Consistent with our risk management philosophy, we use interest rate-exchange agreements (also referred to as interest-rate swaps) to effectively convert many of our fixed-rate Consolidated Obligations to floating rate instruments that periodically reset to an index such as three-month LIBOR. During 2011 and 2010, we swapped both fixed-rate bullet bonds and callable bonds. A callable bond provides us with the right to redeem the instrument on predetermined call dates in the future. When we swap a callable Consolidated Obligation to LIBOR, we sell an option to the interest-rate swap counterparty that mirrors the option we own to call the bond. If market interest rates decline, the swap counterparty will generally cancel the interest-rate swap, and we will then typically call the CO Bond. Conversely, if market interest rates increase, the swap counterparty generally elects to keep the interest-rate swap outstanding, and we will typically elect not to call the CO Bond. With the generally low level of market interest rates in 2011 and 2010, we called a number of our callable bonds and replaced a portion of them with new callable bonds.

Derivatives. As of December 31, 2011, and 2010, we had Derivative Assets, net of collateral and including accrued interest, with estimated fair values of $0.5 million and $6.2 million, respectively. The decrease of $5.7 million was primarily due to having fewer net asset positions with counterparties at December 31, 2011.

As of December 31, 2011, and 2010, we had Derivative Liabilities, net of collateral and including accrued interest, with estimated fair values of $174.6 million and $657.0 million, respectively. The decrease of $482.5 million was primarily due to an increase in collateral posted at December 31, 2011 that was netted against Derivative Liabilities, partially offset by an increase in the estimated fair value of Derivative Liabilities due to changes in the derivative's underlying interest rate index.

The principal derivative instruments we use are interest-rate exchange agreements (or swaps). We also use TBA MBS. We classify interest-rate swaps as derivative assets or liabilities according to the net estimated fair value of the interest-rate swaps with each counterparty. Because these swaps are covered by a master netting agreement, (a) if the net estimated fair value of the interest-rate swaps with a counterparty is positive, the swaps are classified as an asset and (b) if the net estimated fair value of the interest-rate swaps with a counterparty is negative, the swaps are classified as a liability. TBAs, which are not covered by a master netting agreement, are recorded as a derivative asset or liability based upon estimated fair value. Increases and decreases in the estimated fair value of each of these instruments are primarily caused by market changes in the derivatives' underlying interest rate indexes.

Total Capital. Total Capital was $1.9 billion at December 31, 2011. The decrease of $0.2 million compared to December 31, 2010, was primarily due to repurchases and redemptions of capital stock, net of proceeds from the sale of capital stock and transfers to MRCS, of $47.0 million and a decrease in AOCI of $23.3 million, substantially offset by an increase in Retained Earnings of $70.1 million. During the second quarter of 2011, we repurchased $248.0 million of excess stock, consisting of Capital Stock of $125.9 million and MRCS of $122.1 million. The decrease in AOCI was primarily due to a decrease in the fair value of OTTI AFS securities of $60.5 million, partially offset by the reclassification of OTTI non-credit losses of $21.4 million from AOCI to Other Income (Loss) and the net change in unrealized gains (losses) on AFS securities of $19.7 million.

See Liquidity and Capital Resources - Capital Resources - Joint Capital Enhancement Agreement herein for information about the JCE Agreement that became effective on February 28, 2011.

Liquidity and Capital Resources

Liquidity. We manage our liquidity in order to be able to satisfy our members' needs for short- and long-term funds, repay maturing Consolidated Obligations, redeem or repurchase excess stock and meet other financial obligations. We are required to maintain liquidity in accordance with the Bank Act, certain Finance Agency regulations and policies established by our management and board of directors.

Our primary sources of liquidity are the issuance of Consolidated Obligations and holdings of cash and short-term investments. Our cash and short-term investments portfolio totaled $3.9 billion at December 31, 2011. Our short-term investments consist of high-quality, short- and intermediate-term financial instruments. We manage our short-term investment portfolio in response to economic conditions and market events and uncertainties. As a result, the overall level of our short-term investment portfolio may fluctuate accordingly. The maturities of the short-term investments provide sufficient cash flows to support our ongoing liquidity needs.

In addition, by statute, the United States Secretary of the Treasury may acquire up to $4 billion of our Consolidated Obligations. The authority provided by this regulation may be exercised only if alternative means cannot be effectively employed to permit us to continue to supply reasonable amounts of funds to the mortgage market, and the ability to supply such funds is substantially impaired because of monetary stringency and a high level of interest rates. Any funds borrowed shall be repaid at the earliest practicable date.

Historically, our status as a GSE and favorable credit ratings have provided us with excellent access to capital markets. Our Consolidated Obligations are not obligations of, and they are not guaranteed by, the United States government although they have historically received the same credit rating as the United States government bond credit rating. The ratings also reflect our status as a GSE and have not been affected by rating actions taken with respect to individual FHLBanks.

On August 8, 2011, S&P lowered our issuer credit rating and the rating on the FHLBank System's Consolidated Obligations from AAA to AA+. As a result, we were subject to lower collateral thresholds and were required to deliver additional collateral (at estimated fair value) to certain of our derivative counterparties. As of December 31, 2011, we had posted $719.3 million of collateral to 11 counterparties, compared to $42.1 million of collateral to two counterparties at June 30, 2011 prior to the downgrade. If our credit rating had been lowered by a major credit rating agency (from AA+ to AA), we could have been required to deliver up to an additional $29.8 million of collateral (at estimated fair value) to our derivative counterparties at December 31, 2011. However, our liquidity position could have satisfied that additional funding requirement with no material impact to our financial position. No other significant contract or covenant for any credit facility or other agreement is expected to be materially impacted by a downgrade to the next credit rating level.

We have not identified any other known trends, demands, commitments, events or uncertainties that are likely to materially increase or decrease our liquidity.

We maintain a contingency liquidity plan designed to enable us to meet our obligations and the liquidity needs of our members in the event of operational disruptions at the FHLBanks or the Office of Finance, or short-term capital market disruptions. Our regulatory liquidity requirement is to maintain at least five business days of liquidity without access to the capital markets. In addition, to protect the FHLBanks against temporary disruptions in access to the debt markets, effective March 6, 2009, the Finance Agency issued additional liquidity guidelines to address the stress and instability in domestic and international credit markets. Within specified ranges, the Finance Agency may increase or lower the daily liquidity target as circumstances dictate for us or the FHLBank System as a whole. Pursuant to the Finance Agency's March 6, 2009, guidance, we are required to submit weekly reports to the Finance Agency, demonstrating our compliance with the liquidity guidelines. We remain in compliance with those guidelines.

Changes in Cash Flow. Net cash provided by operating activities was $207.7 million for the year ended December 31, 2011, compared to $90.4 million for the year ended December 31, 2010, and $225.5 million for the year ended December 31, 2009. Net cash provided by operating activities was relatively low for the year ended December 31, 2010, due to swap termination fees paid in 2010 which were deferred and are being amortized over the life of the related modified Advances.

Capital Resources.

Total Regulatory Capital. Our total regulatory capital consists of Retained Earnings and total regulatory capital stock, which includes Class B Capital Stock and MRCS.  MRCS is classified as a liability on our Statement of Condition.

Our outstanding Class B Capital Stock, categorized by type of institution, and MRCS are provided in the following table ($ amounts in millions):

Institution Type	December 31, 2011	December 31, 2010
Commercial Banks	$552	$634
Thrifts	417	472
Credit Unions	164	161
Insurance Companies	430	343
Total GAAP Capital Stock	1,563	1,610
MRCS	454	658
Total Regulatory Capital Stock	$2,017	$2,268

Mandatorily Redeemable Capital Stock. At December 31, 2011, we had $453.9 million in non-member capital stock subject to mandatory redemption, compared to $658.4 million at December 31, 2010. This decrease was primarily due to the repurchase of $122.1 million of excess MRCS and the redemption of $96.5 million of MRCS, partially offset by the reclassification of $14.1 million from Capital Stock. See Notes to Financial Statements - Note 16 - Capital for additional information.

Excess Stock. Excess stock is capital stock that is not required as a condition of membership or to support services to members or former members. In general, the level of excess stock fluctuates with our members' demand for Advances. Finance Agency regulations prohibit an FHLBank from issuing new excess stock if the amount of excess stock outstanding exceeds 1% of our Total Assets. At December 31, 2011, our outstanding excess stock of $0.9 billion was equal to 2% of our Total Assets. Therefore, we are currently not permitted to issue new excess stock or distribute stock dividends.

We generally will not redeem or repurchase member capital stock based on an individual member's request until five years after either the membership is terminated or we receive a notice of withdrawal from membership. If we receive a request to redeem excess stock, we are not required to redeem or repurchase such excess stock until the expiration of the five-year redemption period. However, we reserve the right to repurchase, and have repurchased from time to time, excess stock from a member, without a member request and at our discretion, upon 15 days' notice to the member.

During the second quarter of 2011, we repurchased $248.0 million of excess stock, consisting of $125.9 million of Capital Stock and $122.1 million of MRCS, on a pro rata basis from all shareholders with excess stock in accordance with our capital plan dated September 19, 2002 (as amended).

The following table presents the composition of our excess stock ($ amounts in millions):

Excess Stock	December 31, 2011	December 31, 2010
Member capital stock not subject to redemption requests	$339	$449
Member capital stock subject to redemption requests (1)	100	130
MRCS subject to redemption (1)	418	559
Total excess capital stock	$857	$1,138

(1)	This amount does not include capital stock or MRCS that is still supporting outstanding credit products.

Statutory and Regulatory Restrictions on Capital Stock Redemption. In accordance with the Bank Act, each class of FHLBank stock is considered putable by the member. However, there are significant statutory and regulatory restrictions on our obligation, or right, to redeem the outstanding stock, including the following:

•
We may not redeem any capital stock if, following such redemption, we would fail to satisfy any of our minimum capital requirements. By law, no FHLBank stock may be redeemed at any time at which we are undercapitalized.

•
We may not redeem any capital stock without approval of the Finance Agency if either our board of directors, or the Finance Agency, determines that we have incurred, or are likely to incur, losses resulting, or expected to result, in a charge against capital while such charges are continuing or expected to continue.

Additionally, we may not redeem or repurchase shares of capital stock from any member if (i) the principal or interest due on any Consolidated Obligation has not been paid in full when due; (ii) we fail to certify in writing to the Finance Agency that we will remain in compliance with our liquidity requirements and will remain capable of making full and timely payment of all of our current obligations; (iii) we notify the Finance Agency that we cannot provide the foregoing certification, project we will fail to comply with statutory or regulatory liquidity requirements or will be unable to timely and fully meet all of our obligations; or (iv) we actually fail to comply with statutory or regulatory liquidity requirements or to timely and fully meet all of our current obligations, or enter or negotiate to enter into an agreement with one or more FHLBanks to obtain financial assistance to meet our current obligations.

If we were to be liquidated, after payment in full to our creditors, our shareholders would be entitled to receive the par value of their capital stock at the time of liquidation as well as retained earnings, if any, in an amount proportional to the shareholder's share of the total shares of capital stock. In the event of a merger or consolidation, the board of directors shall determine the rights and preferences of the shareholders, subject to any terms and conditions imposed by the Finance Agency.

In addition to possessing the authority to prohibit stock redemptions, our board of directors has the right to call for our members, as a condition of membership, to make additional capital stock purchases as needed to satisfy statutory and regulatory capital requirements under the GLB Act.

Our board of directors has a statutory obligation to review and adjust member capital stock requirements in order to comply with our minimum capital requirements, and each member must comply promptly with any such requirement. However, a member could reduce its outstanding business with us as an alternative to purchasing stock.

If, during the period between receipt of a stock redemption notification from a member and the actual redemption (which may last indefinitely if an FHLBank is undercapitalized, is under-secured relative to its members' or former members' obligations, does not have the required credit rating, etc.), an FHLBank is liquidated, merged involuntarily, or is required to merge upon board of director's approval or consent, with one or more FHLBank(s), the consideration for the stock or the redemption value of the stock will be established after the settlement of all senior claims. Generally, no claims would be subordinated to the rights of FHLBank shareholders.

The GLB Act states that an FHLBank may repurchase, in its sole discretion, any member's stock that exceeds the required minimum amount.

Capital Distributions. We may, but are not required to, pay dividends on our capital stock. Dividends are non-cumulative and may be paid in cash or Class B Capital Stock out of current net earnings or from unrestricted retained earnings, as authorized by our board of directors and subject to Finance Agency regulations. No dividend may be declared or paid if we are or would be, as a result of such payment, in violation of our minimum capital requirements. Moreover, we may not pay dividends if any principal or interest due on any Consolidated Obligations issued on behalf of any of the FHLBanks has not been paid in full, or under certain circumstances, if we fail to satisfy liquidity requirements under applicable Finance Agency regulations.

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

On February 21, 2012, our board of directors declared a cash dividend of 3.0% (annualized) on our Capital Stock Putable-Class B-1 and of 2.4% (annualized) on our Capital Stock Putable-Class B-2.

Joint Capital Enhancement Agreement. In 1989, Congress established REFCORP as a vehicle to assist in the recapitalization of the FDIC deposit insurance fund and provide funding for the Resolution Trust Corporation to finance its efforts to resolve the savings and loan crisis. REFCORP issued approximately $30 billion of long-term bonds. The interest due on the REFCORP bonds was paid from several sources, including contributions from the FHLBanks. Starting in 2000, the FHLBanks contributed 20% of their annual net earnings toward the REFCORP interest payments. The FHLBanks' payment obligation was to continue until the value of all payments made by the FHLBanks to REFCORP equaled the value of a benchmark annuity of $300 million per year that commenced on the date that the REFCORP bonds had been issued and ended on the last maturity date for the REFCORP bonds, which was April 15, 2030. In a Federal Register Notice dated August 5, 2011, the Finance Agency announced that the payment made by the FHLBanks on July 15, 2011 fully satisfied all their obligations to contribute toward the interest payments owed on bonds issued by REFCORP.

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

On August 5, 2011, the Finance Agency approved the FHLBanks' capital plan amendments to implement the provisions of the JCE Agreement. The amended capital plans of the FHLBanks, including our amended capital plan, became effective on September 5, 2011. The JCE Agreement was amended effective September 5, 2011 to conform it to the amendments to the FHLBanks' capital plans approved by the Finance Agency. In accordance with the JCE Agreement, we had allocated $13.2 million to restricted retained earnings as of December 31, 2011.

Adequacy of Retained Earnings. Regulatory guidance requires each FHLBank to assess, at least once a year, the adequacy of its retained earnings under various future financial and economic scenarios, including:

•	parallel and non-parallel interest-rate shifts;

•	changes in the basis relationship between different yield curves; and

•	changes in the credit quality of the FHLBank's assets.

Our Board of Directors assesses the adequacy of our Retained Earnings using various measures and metrics at least once a year in accordance with Finance Agency regulations.

Adequacy of Capital. We are required by Finance Agency regulations to maintain sufficient "permanent capital" (defined as the sum of Class B Stock, MRCS, and Retained Earnings). The GLB Act of 1999 and Finance Agency regulations require us to maintain at all times a regulatory capital-to-assets ratio of at least 4.00% and a leverage capital-to-assets ratio of at least 5.00%. Leverage capital is defined as the sum of (i) permanent capital weighted 1.5 times and (ii) all other capital without a weighting factor. At December 31, 2011, our regulatory capital ratio was 6.23%, and our leverage ratio was 9.34%.

In addition, we must maintain sufficient permanent capital to meet the combined credit risk, market risk and operational risk components of the risk-based capital requirement. As presented in the following table, we were in compliance with the risk-based capital requirement at December 31, 2011 and 2010 ($ amounts in millions).

Risk-Based Capital Components	December 31, 2011	December 31, 2010
Credit risk	$344	$428
Market risk	136	286
Operations risk	144	214
Total risk-based capital requirement	$624	$928

Permanent capital	$2,515	$2,695

The decrease in our risk-based capital requirement was primarily caused by a decrease in the market risk capital component, which decreased due to the change in composition of our Total Assets, as well as the overall decline in Total Assets. Our MBS portfolio increased during 2011, primarily due to purchases of variable-rate MBS, while our MPP portfolio, which includes fixed-rate mortgage loans, decreased during 2011. Variable-rate mortgage assets generally have lower market risk than fixed-rate mortgage assets. Other factors that decreased the market risk capital component included lower interest rates and negative duration of equity at December 31, 2011, compared to a positive duration of equity at December 31, 2010. The operations risk capital component is calculated as 30% of the credit and market risk capital components.

The Finance Agency may mandate us, by regulation, to maintain a greater amount of permanent capital than is generally required by the risk-based capital requirements as defined, in order to promote safe and sound operations. In addition, on March 3, 2011, the Finance Agency issued a final rule, effective April 4, 2011, authorizing the Director of the Finance Agency to issue an order temporarily increasing the minimum capital level for an FHLBank if the Director determines that the current level is insufficient to address such FHLBank's risks. The rule sets forth certain factors that the Director may consider in making this determination. See Recent Accounting and Regulatory Developments - Legislative and Regulatory Developments - Significant Finance Agency Regulatory Actions - Final Rule on Temporary Increases in Minimum Capital Levels herein for more information.

The Finance Agency has established four capital classifications for the FHLBanks: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, and implemented the prompt corrective action provisions of HERA that apply to FHLBanks that are not deemed to be adequately capitalized. The Finance Agency determines our capital classification on at least a quarterly basis. If we are determined to be other than adequately capitalized, we would become subject to additional supervisory authority by the Finance Agency. Before implementing a reclassification, the Director of the Finance Agency would be required to provide us with written notice of the proposed action and an opportunity to respond. We hold sufficient capital to be adequately capitalized and meet both our minimum capital and risk-based capital requirements. See Notes to Financial Statements - Note 16 - Capital for more information.

Off-Balance Sheet Arrangements

The following table summarizes our off-balance-sheet arrangements (notional $ amounts in millions):

Types	December 31, 2011	December 31, 2010
Standby letters of credit outstanding (1)	$512	$527
Unused lines of credit	780	762
Commitments to fund additional Advances	12	16
Commitments to fund or purchase mortgage loans	68	57
Unsettled CO Bonds, at par (2)	275	412

(1)	We had no outstanding commitments to issue standby letters of credit at December 31, 2011, or 2010.

(2)	Unsettled CO Bonds of $250,000 at December 31, 2011, and 2010, respectively, were hedged with associated interest-rate swaps.

A standby letter of credit is a financing arrangement between us and one of our members that is executed for a fee. If we are required to make payment on a beneficiary's draw, the payment amount is converted into a collateralized Advance to the member. The original terms of these standby letters of credit, including related commitments, range from 6 months to 20 years, including a final expiration in 2029.

Lines of credit allow members to fund short-term cash needs (up to six months) without submitting a new application for each request for funds. The maximum line of credit amount is $50.0 million.

At December 31, 2011 and 2010, there was approximately $20.9 million and $21.0 million, respectively, of principal on delinquent MPP loans that has been paid in full by the servicers but is subject to claim against us for any losses. After foreclosure and liquidation in the name of the servicer of these mortgage loans, the servicer files a claim against the various credit enhancements for reimbursement for losses incurred which is then reviewed and paid as appropriate under the various credit enhancement policies or guidelines. Subsequently, the servicers may submit claims to us for any remaining losses.

See Notes to Financial Statements - Note 21 - Commitments and Contingencies for information on additional commitments and contingencies.

Contractual Obligations

Consolidated Obligations are the joint and several debt obligations of the 12 FHLBanks and consist of CO Bonds and Discount Notes. Consolidated Obligations represent the primary source of liabilities used to fund Advances, MPP and investments. We make extensive use of interest-rate swap transactions, executed in conjunction with specific Consolidated Obligation debt issues, to synthetically reconfigure funding terms and costs.

The following table presents the payments due or expiration terms by specified contractual obligation type. Long-term debt is reported at par and based on contractual maturities and excludes Discount Notes due to their short-term nature ($ amounts in millions). See Liquidity and Capital Resources - Capital Resources herein for more information on MRCS.

December 31, 2011	< 1 year	1 to 3 years	3 to 5 years	> 5 years	Total
Contractual Obligations:
Long-term debt	$17,071	$4,795	$1,587	$6,839	$30,292
Operating leases	—	—	—	—	—
Benefit payments (1)	1	1	1	4	7
MRCS	7	413	34	—	454
Total	$17,079	$5,209	$1,622	$6,843	$30,753

(1)
Amounts represent estimated future benefit payments due in accordance with our SERP. See Notes to Financial Statements - Note 18 - Employee Retirement and Deferred Compensation Plans for more information.

In connection with our enterprise-wide initiative to replace our core banking system, we are contractually obligated to make a remaining immaterial payment for software. Consulting contracts related to the implementation of this initiative may be terminated with 30 days notice.

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

We have identified five accounting policies that we believe are critical because they require management to make particularly difficult, subjective, and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions. These accounting policies relate to:

•	OTTI analysis (see Notes to Financial Statements - Note 7 - Other-Than-Temporary Impairment Analysis for more detail);

•	Allowance for credit losses (see Notes to Financial Statements - Note 10 - Allowance for Credit Losses for more detail);

•	Derivatives and hedging activities (see Notes to Financial Statements - Note 11 - Derivatives and Hedging Activities for more detail);

•	Fair value estimates (see Notes to Financial Statements - Note 20 - Estimated Fair Values for more detail); and

•
Premiums and discounts and other costs associated with originating or acquiring mortgage loans, MBS, and ABS (see Notes to Financial Statements - Note 1 - Summary of Significant Accounting Policies for more detail).

We believe the application of our accounting policies on a consistent basis enables us to provide financial statement users with useful, reliable and timely information about our results of operations, financial position and cash flows.

Other-Than-Temporary Impairment Analysis. We closely monitor the performance of our investment securities classified as AFS or HTM on a quarterly basis to evaluate our exposure to the risk of loss on these investments in order to determine whether an impairment is other-than-temporary, consistent with the accounting guidance for recognition and presentation of OTTI. Our investments in mortgage-related securities are directly or indirectly supported by underlying mortgage loans. The continued broad-based deterioration of credit performance related to residential mortgage loans and the accompanying decline in United States residential real estate values as well as increased delinquency rates have increased the level of credit risk to which we are exposed in our investments in mortgage-related securities, primarily private-label MBS and ABS.

Each FHLBank is responsible for its determination of impairment and the reasonableness of assumptions that are approved by the FHLBank OTTI Governance Committee, the inputs and methodologies used, and the required present value calculations using appropriate historical cost bases and yields.

We evaluate all of our private-label RMBS and ABS using the FHLBanks' common framework and approved assumptions for purposes of OTTI cash flow analysis. For one immaterial manufactured housing loan ABS for which underlying collateral data is not readily available, alternative procedures, as determined by each FHLBank, are used to evaluate this security for OTTI.

Our evaluation includes a projection of the cash flows that we are likely to collect based on an assessment of the structure of each security and certain assumptions, some of which are determined based upon other assumptions, such as:

•	the remaining payment terms for the security;

•	prepayment speeds;

•	default rates;

•	loss severity on the collateral supporting our security based on underlying loan-level borrower and loan characteristics;

•	expected housing price changes; and

•	interest rates.

Our cash flow analysis uses two third-party models to assess whether the entire amortized cost basis of our private-label RMBS will be recovered. The first third-party model considers borrower characteristics and the particular attributes of the loans underlying our securities, in conjunction with assumptions described above.

A significant modeling assumption in the first model is the forecast of future housing price changes for the relevant states and CBSAs, which are based upon an assessment of the individual housing markets. Our housing price forecast assumes future CBSA level current-to-trough home price declines ranging from 0% (for those housing markets that are believed to have reached their trough) to 8%. For those markets where further home price declines are anticipated, the declines were projected to occur over the 3- to 9-month period beginning October 1, 2011. From the trough, home prices are projected to recover using one of five different recovery paths that vary by housing market.

The following table presents projected home price recovery by year at December 31, 2011.

Time Period	Recovery Range %
Year 1	0.0%	–	2.8%
Year 2	0.0%	–	3.0%
Year 3	1.5%	–	4.0%
Year 4	2.0%	–	5.0%
Years 5 and 6	2.0%	–	6.0%
Thereafter	2.3%	–	5.6%

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

In addition to evaluating our private-label MBS and ABS under a base case (or best estimate) scenario, we also performed a cash-flow analysis for each of these securities under a more adverse housing price scenario. Under this scenario, current-to-trough home price declines were projected to range from 5% to 13% over the 3- to 9-month period beginning October 1, 2011. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market.

The following table presents projected home price recovery by year at December 31, 2011 under the more adverse scenario.

Time Period	Recovery Range %
Year 1	0.0%	–	1.9%
Year 2	0.0%	–	2.0%
Year 3	1.0%	–	2.7%
Year 4	1.3%	–	3.4%
Years 5 and 6	1.3%	–	4.0%
Thereafter	1.5%	–	3.8%

The following table presents the results of the base case scenario and what the impact on OTTI would have been under the more adverse home price scenario ($ amounts in millions). The classification (prime, Alt-A and subprime) is based on the model used to estimate the cash flows for the security, and may not be the same as the classification at the time of origination.

	For the Quarter Ended December 31, 2011
	As Reported			Using Adverse Housing Price Scenario
	Number of		Impairment	Number of		Impairment
	Securities		Related to	Securities		Related to
Classification	Impaired	UPB	Credit Loss	Impaired	UPB	Credit Loss
Prime	1	$39	$(1)	9	$502	$(7)
Alt-A	1	36	—	1	36	(1)
Subprime	1	1	—	1	1	—
Total	3	$76	$(1)	11	$539	$(8)

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

Additional information regarding OTTI of our private-label MBS and ABS is provided in Risk Management - Credit Risk Management - Investments herein.

Provision for Credit Losses.

Credit Products. At December 31, 2011, based on the collateral held as security for Advances, management's credit analyses and our prior repayment history, no allowance for losses on Advances is deemed necessary.

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

Our loan loss reserve policy requires management to determine if it is probable that impairment has occurred in the mortgage loan portfolio as of the Statement of Condition date and if the amount of loss can be reasonably estimated. Losses shall not be recognized before it is probable that they have been incurred, even though it may be probable based on past experience that losses will be incurred in the future. Probable impairment occurs when management determines, using current and historical information and events, that the Bank will likely be unable to collect all principal and interest contractually due under each loan agreement. The MPP portfolio's delinquency migration is used to determine whether a loss event is probable. Once a loss event is deemed to be probable, a systematic methodology that incorporates all credit enhancements and servicer advances is used to establish the allowance for inherent loan losses.

Using this methodology, we perform a review to identify probable impairment as well as compute a reasonable estimate of loss, if any. This quarterly review is designed to ensure the adequacy of the allowance and includes:

•	segregating specific delinquent conventional loans, which are collectively evaluated for impairment within each homogeneous pool;

•
applying the estimated liquidation value of real estate collateral held and the amount of other credit enhancements, including PMI (if applicable), LRA, and SMI (if applicable) in each pool or aggregated pool;

•
calculating the total exposure associated with each pool, including the UPB remaining, interest owed on the delinquent loans to date, and other estimated costs associated with maintaining and disposing the collateral;

•	reducing for any limitations associated with stop-loss SMI coverage on each pool, where applicable;

•	reviewing current economic trends and conditions, comparing delinquency trends to industry reported data, and reviewing historical default experience;

•
evaluating the pools based on current and historical information and events and determining the necessary allowance for loans deemed to have a probable impairment after taking into consideration the estimated liquidation value of the real estate collateral held and the amount of the other credit enhancements, including the applicable PMI, LRA, and SMI (any incurred losses that would be recovered from the credit enhancements are not reserved as part of our allowance for loan losses);

•	reviewing any remaining exposure to loans paid in full by the servicers; and

•	reviewing any remaining exposure inherent in the current (0 - 180 days delinquent) portfolio.

To calculate the estimated liquidation value, we obtain actual selling prices on all properties in our MPP portfolio for which a claim was initiated with our SMI providers from the HUD statement. The total of the property selling prices is divided by the total of the original appraisal values to determine a weighted-average "collateral recovery rate" expressed as a percentage. Such rate is then applied at the pool level and is further reduced for estimated liquidation costs to determine the estimated liquidation value for collective evaluation of impairment. We use the most recent 12 months weighted-average collateral recovery rate to allow us to estimate losses based upon our historical experience and to reflect current trends in the market.

Our allowance for loan losses incorporates our analysis of delinquent conventional MPP loans, using the weighted-average collateral recovery rate for the previous 12 months of approximately 52% of the original appraised value, further reduced by estimated liquidation costs.

Certain conventional loans that are impaired, primarily troubled debt restructurings, are specifically identified for purposes of calculating the allowance for loan losses. The measurement of the allowance for loans individually evaluated for loan loss considers loan-specific attribute data similar to loans evaluated on a collective basis. The resulting incurred loss, if any, is equal to the estimated cost associated with maintaining and disposing of the property (which includes UPB, interest owed on the delinquent loan to date, and estimated costs associated with disposing the collateral) less the estimated fair value of the collateral (net of estimated selling costs) and the amount of other credit enhancements including the PMI (if applicable), LRA and SMI (if applicable).

Our allowance for loan losses also includes potential claims by servicers for any losses on approximately $20.9 million of principal that has been paid in full by the servicers. We review the properties included in this balance and obtain HUD statements, sales listings or other evidence of current expected liquidation amounts. If a specific amount is not available, we use the weighted-average collateral recovery rate of approximately 52% to determine our exposure.

Our analysis also incorporates the use of a recognized third-party credit and prepayment model to estimate potential ranges of credit loss exposure for the current loans in the MPP. The loss projection is based upon distinct underlying loan characteristics including stage of delinquency, loan vintage (year of origination), geographic location, credit support features and other factors.

As a result of our analysis, we increased our estimated losses on our conventional mortgage loans, before any credit enhancements, to $49.3 million at December 31, 2011.

However, our allowance for loan losses considers the credit enhancements associated with conventional mortgage loans under the MPP. To determine a potential loss, the credit enhancements are applied to the estimated losses in the following order: any remaining borrower's equity, any applicable PMI up to coverage limits, any available funds remaining in the LRA, and any SMI coverage up to the policy limits. Any remaining loss would be borne by the Bank and included in our allowance for loan losses. After consideration of the credit enhancements associated with conventional mortgage loans under the MPP, we estimate that, of the $49.3 million in estimated losses, we will recover $6.6 million from PMI, $11.6 million from LRA, and $27.8 million from SMI, resulting in our allowance for loan losses of $3.3 million at December 31, 2011.

The third-party credit and prepayment model also currently serves as a secondary review of the systematic approach performed for the delinquent portfolio and loans paid in full by the servicers. The projected losses from the model are within our estimate of loan losses at December 31, 2011.

We have also performed our loan loss reserve analysis under an adverse scenario whereby we lowered the collateral recovery rate to 45% which, all else being equal, would have increased our allowance by approximately $6.9 million at December 31, 2011. We consider a collateral recovery rate of 45% to be the lowest rate that is reasonably possible to occur over the loss emergence period, which we have estimated to be 12 months. We continue to monitor the appropriateness of this adverse scenario based on the actual collateral recovery rate. Annually, we also consider other adverse scenarios that include loans in earlier stages of delinquency (90 days), counterparty losses on claims to our SMI providers, and higher costs to liquidate collateral.

We evaluated the adverse scenario and determined that the likelihood of incurring losses resulting from this scenario during the next 12 months was not probable. Therefore, the allowance for loan losses is based upon our best estimate of the losses incurred over the next 12 months that would not be recovered from the credit enhancements.

These estimates require significant judgments, especially considering the prolonged deterioration in the national housing market, the inability to readily determine the fair value of all underlying properties and the uncertainty in other macroeconomic factors that make estimating defaults and severity increasingly imprecise.

Accounting for Derivatives and Hedging Activities. All derivatives are recorded in the Statement of Condition at their estimated fair values. Changes in the estimated fair value of our derivatives are recorded in current period earnings regardless of how estimated fair value changes in the assets or liabilities being hedged may be treated. Therefore, even though derivatives are used to mitigate market risk, derivatives introduce the potential for earnings volatility. Specifically, a mismatch can exist between the timing of income and expense recognition from assets or liabilities and income effects of derivative instruments positioned to mitigate market risk associated with those assets or liabilities. Therefore, during periods of significant changes in interest rates and due to other market factors, our earnings may experience greater volatility.

Generally, we strive to use derivatives that effectively hedge specific assets or liabilities and qualify for fair-value hedge accounting. Fair-value hedge accounting allows for offsetting changes in estimated fair value attributable to the hedged risk in the hedged item to also be recorded in the current period through either of two generally acceptable accounting methods:

•
Short-cut method. Certain highly effective hedges that use interest-rate swaps as the hedging instrument and that meet certain criteria can qualify for short-cut fair-value hedge accounting. Short-cut accounting allows for the assumption of no ineffectiveness, which means the estimated fair value change in the hedged item can be assumed to be equal and offsetting to the estimated fair value change in the derivative. Effective April 1, 2008, we no longer apply the short-cut method to any new hedging relationships. All hedging relationships entered into prior to April 1, 2008 that were accounted for under the short-cut method remain, provided they continue to meet the assumption of effectiveness.

•
Long-haul method. For all hedges entered into after March 31, 2008, and earlier hedges that did not qualify for short-cut treatment, the estimated fair value change in the hedged item must be measured separately from the derivative, and effectiveness testing must be performed. The results of this effectiveness testing must be within established tolerances to qualify for the long-haul method. The effectiveness test is performed both at the hedge's inception and on a quarterly basis thereafter, using regression or statistical analyses. We intentionally match the terms between the derivative and the hedged item. Should effectiveness testing fail and the hedge no longer qualify for hedge accounting, the derivative would be adjusted to estimated fair value through current earnings without any offset related to the hedged item.

Although the majority of our derivatives qualify for fair-value hedge accounting, we carry certain derivatives that do not qualify for fair-value hedge accounting or other economic hedges for asset/liability management purposes. The changes in the estimated fair value of these derivatives designated as economic hedges are recorded in current period earnings with no offset for the change in estimated fair value of the hedged item.

In accordance with Finance Agency regulations and policies, we have executed all derivatives to reduce market risk exposure, not for speculation or solely for earnings enhancement. All outstanding derivatives hedge specific assets, liabilities, or mandatory delivery contracts under the MPP, or are stand-alone derivatives used for asset/liability management purposes.

The use of estimates based on market prices to determine the derivative's estimated fair value can have a significant impact on current period earnings for all hedges, both those in fair-value hedging relationships and those in economic hedging relationships. Although this estimation and valuation process can cause earnings volatility during the periods the derivative instruments are held, the estimation and valuation process for hedges that qualify for fair-value hedge accounting does not have any net long-term economic effect or result in cash flows if the derivative and the hedged item are held to maturity. Since these estimated fair values eventually return to zero (or par value) on the maturity date, the effect of such fluctuations throughout the hedge period is normally only a timing issue.

Fair Value Estimates. We carry certain assets and liabilities on the Statement of Condition at estimated fair value, including investments classified as AFS and certain HTM (on a non-recurring basis), grantor trust assets, and all derivatives. We define "fair value" as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., an exit price). We are required to consider factors specific to the asset or liability, the principal or most advantageous market for the asset or liability, and market participants with whom we would transact in that market. In general, the transaction price will equal the exit price and, therefore, represents the fair value of the asset or liability at initial recognition.

Estimated fair values are based on quoted market prices or market-based prices, if such prices are available. If quoted market prices or market-based prices are not available, estimated fair values are determined based on valuation models that use either:

•	discounted cash flows, using market estimates of interest rates and volatility; or

•	dealer prices on similar instruments.

For external pricing models, we review the vendors' pricing processes, methodologies, and control procedures for reasonableness. For internal pricing models, the underlying assumptions are based on management's best estimates for:

•	discount rates;

•	prepayments;

•	market volatility; and

•	other factors.

The assumptions used in both external and internal pricing models could have a significant effect on the reported fair values of assets and liabilities, including the related income and expense. The use of different assumptions, as well as changes in market conditions, could result in materially different values.

We continue to refine our valuation methodologies as markets and products develop and the pricing for certain products becomes more or less transparent. Effective December 31, 2011 we refined our method for estimating the fair values of MBS, consistent with the methodology changes approved by the FHLBank System MBS Pricing Governance Committee as of this date. Our revised valuation technique first requires the establishment of a "median" price for each security based on prices received from four pricing services. All prices that are within a specified tolerance threshold of the median price are included in the "cluster" of prices that are averaged to compute a "default" price. Prices that are outside the threshold ("outliers") are subject to further analysis (including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and non-binding dealer estimates) to determine if an outlier is a better estimate of fair value. If an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price as appropriate) is used as the final price rather than the default price. If, on the other hand, the analysis confirms that an outlier is in fact not representative of estimated fair value and the default price is the best estimate, then the default price is used as the final price. In all cases, the final price is used to determine the estimated fair value of the security. If all prices received for a security are outside the tolerance threshold level of the median price, then there is no default price, and the final price is determined by an evaluation of all outlier prices as described above.

The four pricing vendors use various proprietary models to price MBS. Since many MBS do not trade on a daily basis, the pricing vendors use available information, as applicable, such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the pricing for individual securities. Each pricing vendor has an established challenge process, which facilitates resolution of potentially erroneous prices identified by the Bank. We had a minimal number of prices that required a challenge, and such challenges had an insignificant impact on fair value, as we used the average cluster prices in almost all instances. As an additional step, we reviewed the final fair value estimates of our private-label RMBS holdings as of December 31, 2011 for reasonableness using an implied yield test, which resulted in no adjustments to fair value. For all of our MBS holdings, the final price was determined by using the valuation technique described above. The revision to the valuation technique did not have a significant impact on the estimated fair values of our MBS holdings as of December 31, 2011.

We categorize our financial instruments carried at estimated fair value into a three-level hierarchy. The valuation hierarchy is based upon the transparency (observable or unobservable) of inputs to the valuation of an asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. Level 1 instruments are those for which inputs to the valuation methodology are observable inputs that are derived from quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 2 instruments are those for which inputs are observable inputs, either directly or indirectly, that include quoted prices for similar assets and liabilities. Finally, Level 3 instruments are those for which inputs are unobservable or are unable to be corroborated by external market data.

We utilize valuation techniques that, to the extent possible, use observable inputs in our valuation models. However, as markets continue to remain illiquid, we may utilize more unobservable inputs if they better reflect market values. With respect to our private-label MBS, we concluded that, overall, the inputs used to determine fair value are unobservable (i.e., Level 3). We have sufficient information to conclude that Level 3 is appropriate based on our knowledge of the dislocation of the private-label MBS market and the distribution of prices received from the four third-party pricing services, which is generally wider than would be expected if observable inputs were used.

See Notes to Financial Statements - Note 20 - Estimated Fair Values for further information regarding the estimated fair value measurement guidance, including the classification within the fair value hierarchy of all our assets and liabilities carried at estimated fair value as of December 31, 2011.

Accounting for Premiums and Discounts and Other Costs Associated with Originating or Acquiring Mortgage Loans, MBS, and ABS. When we purchase mortgage loans under our MPP or purchase MBS or ABS, we may not pay the seller the exact amount of the UPB. If we pay more than the UPB, and purchase the mortgage assets at a premium, the premium reduces the yield we recognize on the assets below the coupon amount. Conversely, if we pay less than the UPB, and purchase the mortgage assets at a discount, the discount increases the yield above the coupon amount.

Similarly, gains and losses associated with terminated fair-value hedges are included in the carrying value of the mortgage loan and amortized accordingly. Losses are accreted along with discounts, while gains are amortized along with premiums, to increase or decrease the coupon yield on the mortgage loan.

The amortization/accretion associated with MPP mortgage loans, MBS, and ABS is recognized in current period earnings as a decrease/increase to Interest Income. An offsetting adjustment is made to the asset's amortized cost.

We defer and amortize/accrete premiums/discounts and gains/losses into Interest Income over the estimated life of the assets using the level-yield method. To arrive at this recognition:

•
individual mortgage loans are purchased with a premium or discount under the MPP according to the executed mandatory delivery contract. These individual mortgage loans are then aggregated into multiple portfolios, called pools, according to common characteristics such as coupon interest rate, final original maturity (typically 15 or 30 years), calendar quarter and year purchased, and the type of mortgage (i.e., conventional or FHA); gains/losses associated with terminated fair value hedges are aggregated similarly to the MPP mortgages;

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

The projected prepayments, therefore, may have a material impact on the calculation of the amortization/accretion of certain premiums and discounts. The periodic retrospective adjustments, in an uncertain interest rate market, can be the source of income volatility in the MPP and MBS/ABS portfolios.

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

The following table shows the estimated impact to Interest Income for the three months ended December 31, 2011, for both MPP and MBS/ABS assuming a 25% increase in projected prepayment speeds and a 25% decrease in projected prepayment speeds ($ amounts in millions):

	25%	25%
Portfolio	Increase	Decrease
MPP	$(2)	$3
MBS/ABS	(1)	1

Recent Accounting and Regulatory Developments

Accounting Developments. See Notes to Financial Statements - Note 2 - Recently Adopted and Issued Accounting Guidance for a description of how recent accounting developments may impact our results of operations or financial condition.

Legislative and Regulatory Developments. The legislative and regulatory environment for the FHLBanks and the Office of Finance has changed profoundly over the past few years, with HERA in 2008 and continuing, as financial regulators issue proposed and/or final rules to implement the Dodd-Frank Act enacted in July 2010 and Congress considers housing finance and GSE reform. The FHLBanks' business operations, funding costs, rights, obligations, and/or the environment in which the FHLBanks carry out their housing finance mission are likely to be materially affected by the Dodd-Frank Act; however, the full effect of the Dodd-Frank Act will become known only after the required regulations, studies and reports are issued and finalized. Significant regulatory actions and developments for the period covered by this Form 10-K are summarized below.

Dodd-Frank Act.

Derivatives Transactions. The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those that we utilize to hedge our interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities.

Mandatory Clearing of Derivatives Transactions. The CFTC has issued a final rule regarding the process to determine which types of swaps will be subject to mandatory clearing, but has not yet made any such determinations. The CFTC has also issued a proposal setting forth an implementation schedule for effectiveness of its mandatory clearing determinations. Pursuant to this proposal, regardless of when the CFTC determines that a type of swap is required to be cleared, such mandatory clearing would not take effect until certain rules being issued by the CFTC and the SEC under the Dodd-Frank Act have been finalized. In addition, the proposal provides that each time the CFTC determines that a type of swap is required to be cleared, the CFTC would have the option to implement such requirement in three phases. Under the proposal, our Bank would be a "category 2 entity" and would therefore have to comply with mandatory clearing requirements for a particular swap during phase 2 (within 180 days of the CFTC's issuance of such requirements). Based on the CFTC's proposed implementation schedule and the time periods set forth in the rule for CFTC determinations regarding mandatory clearing, it is not expected that any of our swaps will be required to be cleared until the fourth quarter of 2012, at the earliest.

Collateral Requirements for Cleared Swaps. Cleared swaps will be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing swaps may reduce counterparty credit risk, the margin requirements for cleared swaps have the potential of making derivative transactions more costly. In addition, mandatory swap clearing will require us to enter into new relationships and accompanying documentation with clearing members (which we are currently negotiating) and additional documentation with our swap counterparties.

The CFTC has issued a final rule requiring that collateral posted by swap customers to a clearinghouse in connection with cleared swaps be legally segregated on a customer-by-customer basis, known as the LSOC Model. Pursuant to the LSOC Model, customer collateral must be segregated by customer on the books of a futures commission merchant and derivatives clearing organization but may be commingled with the collateral of other customers of the same futures commission merchant in one physical account. The LSOC Model affords greater protection to collateral posted for cleared swaps than is currently afforded to collateral posted for futures contracts. However, because of operational and investment risks inherent in the LSOC Model and because of certain provisions applicable to futures commission merchant insolvencies under the United States Bankruptcy Code, the LSOC Model does not afford complete protection to cleared swaps customer collateral. To the extent the CFTC's final rule places our posted collateral at greater risk of loss in the clearing structure than under the current over-the-counter market structure, we may be adversely impacted.

Definitions of Certain Terms under New Derivatives Requirements. The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as "swap dealers" or "major swap participants," as the case may be, with the CFTC and/or the SEC. Based on the definitions in the proposed rules jointly issued by the CFTC and SEC, it does not appear likely that we will be required to register as a "major swap participant," although registration still remains a possibility. Also, based on the definitions in the proposed rules, it does not appear likely that we will be required to register as a "swap dealer" for the derivative transactions that we enter into with dealer counterparties for the purpose of hedging and managing our interest rate risk; however, based on the proposed rules, it is possible that we could be required to register with the CFTC as a swap dealer if we enter into intermediated swaps with our members beyond a very narrow proposed exemption.

It is also unclear how the final rule will treat the call and put optionality in certain advances to members. The CFTC and SEC have issued joint proposed rules further defining the term "swap" under the Dodd-Frank Act. These proposed rules and accompanying interpretive guidance attempt to clarify what products will and will not be regulated as "swaps." While it is unlikely that Advance transactions between us and our member customers will be treated as "swaps," the proposed rules and accompanying interpretive guidance are not entirely clear on this issue.

Depending on how the terms "swap" and "swap dealer" are defined in the final regulations, we may be faced with the business decision of whether to continue to offer certain types of Advance products to member customers if those transactions would require us to register as a swap dealer. Designation as a swap dealer would subject us to significant additional regulation and costs including, without limitation, registration with the CFTC, new internal and external business conduct standards, additional reporting requirements, and additional swap-based capital and margin requirements. Even if we are designated as a swap dealer as a result of our Advances activities, the proposed regulations would permit us to apply to the CFTC to limit such designation to those specified activities for which we are acting as a swap dealer. If such limited designation is granted, our hedging activities would not be subject to the full requirements that will generally be imposed on traditional swap dealers.

Uncleared Derivatives Transactions. The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While we expect to continue to enter into uncleared trades on a bilateral basis, such trades will be subject to new regulatory requirements, including mandatory reporting, documentation, and minimum margin and capital requirements. Under the CFTC's proposed margin rules, we will have to post both initial margin and variation margin to our swap dealer counterparties, but may be eligible in both instances for modest unsecured thresholds as "low-risk financial end users." Moreover, pursuant to additional Finance Agency provisions, we will be required to collect both initial margin and variation margin from our swap dealer counterparties, without any unsecured thresholds. These margin requirements and any related capital requirements could adversely impact the liquidity and pricing of certain uncleared derivative transactions that we enter into, making such trades more costly.

The CFTC has issued a proposal setting forth an implementation schedule for the effectiveness of the new margin and documentation requirements for uncleared swaps. Pursuant to the proposal, regardless of when the final rules regarding these requirements are issued, such rules would not take effect until (1) certain other rules being issued under the Dodd-Frank Act take effect and (2) a certain additional time period has elapsed. The length of this additional time period depends on the type of entity entering into the uncleared swaps. Our Bank would be a "category 2 entity" and would therefore have to comply with the new requirements during phase 2 (within 180 days of the effectiveness of the final applicable rulemaking). Accordingly, it is not likely that we would have to comply with such requirements until the fourth quarter of 2012, at the earliest.

Temporary Exemption from Certain Provisions. While certain provisions of the Dodd-Frank Act took effect on July 16, 2011, the CFTC has issued an order (and an amendment to that order) temporarily exempting persons or entities with respect to provisions of Title VII of the Dodd-Frank Act that reference "swap dealer," "major swap participant," "eligible contract participant," and "swap." These exemptions will expire upon the earlier of: (i) the effective date of the applicable final rule further defining the relevant terms; or (ii) July 16, 2012. In addition, the provisions of the Dodd-Frank Act that will have the most effect on us did not take effect on July 16, 2011, but will take effect no sooner than 60 days after the CFTC publishes final regulations implementing such provisions. The CFTC is expected to publish such final regulations during the first half of 2012, but it is not expected that such final regulations will become effective until later in 2012, and delays beyond that time are possible. Moreover, as discussed above, mandatory clearing requirements and new margin and documentation requirements for uncleared swaps may be subject to additional implementation schedules, further delaying the effectiveness of such requirements.

Our Bank, together with the other FHLBanks, is actively participating in the regulatory process regarding the Dodd-Frank Act by formally commenting to the regulators regarding a variety of rulemakings that could impact the FHLBanks. We are also working with the other FHLBanks to implement the processes and documentation necessary to comply with the Dodd-Frank Act's new requirements for derivatives.

Regulation of Systemically Important Nonbank Financial Companies.

Federal Reserve Board Proposed Definitions. On February 11, 2011, the Federal Reserve Board issued a proposed rule that would define certain key terms relevant to "nonbank financial companies" under the Dodd-Frank Act, including the interagency Oversight Council's authorities described below. The proposed rule provides that a company is "predominantly engaged in financial activities," and thus a nonbank financial company, if:

•	the annual gross consolidated financial revenue of the company represents 85% or more of the company's gross revenue in either of its two most recent completed fiscal years; or

•	the company's consolidated total financial assets represent 85% or more of the company's total assets as of the end of either of its two most recently completed fiscal years.

We would be deemed to be predominantly engaged in financial activities, and thus a nonbank financial company, under the proposed rule.

Oversight Council Proposed Rule. On October 18, 2011, the Oversight Council issued a second notice of proposed rulemaking to provide guidance regarding the standards and procedures it will consider in designating nonbank financial companies whose financial activities or financial condition may pose a threat to the overall financial stability of the United States, and to subject those companies to Federal Reserve Board supervision and certain prudential standards. This proposed rule supersedes a prior proposal on these designations. Under the proposed designation process, in non-emergency situations the Oversight Council will first identify those United States nonbank financial companies that have $50 billion or more of total consolidated assets and exceed any of five other quantitative threshold indicators of interconnectedness or susceptibility to material financial distress. As of December 31, 2011, we did not meet any of these quantitative thresholds. Significantly for our Bank, in addition to the asset size criterion, one of the other thresholds is whether a nonbank financial company has $20 billion or more of borrowing outstanding, including bonds (in our case, Consolidated Obligations) issued. As of December 31, 2011, we had $40.4 billion in total assets and $36.9 in total outstanding Consolidated Obligations. If a nonbank financial company meets any of these quantitative thresholds, the Oversight Council will then analyze the potential threat that the nonbank financial company may pose to the United States' financial stability, based in part on information from the company's primary financial regulator and nonpublic information collected directly from the company. Comments on this proposed rule were due by December 19, 2011.

Federal Reserve Board Proposed Prudential Standards. On January 5, 2012, the Federal Reserve Board issued a proposed rule that would implement the enhanced prudential standards and early remediation standards required by the Dodd-Frank Act for nonbank financial companies identified by the Oversight Council as posing a threat to the United States' financial stability. Such proposed prudential standards include: risk-based capital and leverage requirements, liquidity standards, requirements for overall risk management, single-counterparty credit limits, stress test requirements, and a debt-to-equity limit. The capital and liquidity requirements would be implemented in phases and would be based on or exceed the Basel international capital and liquidity framework (as discussed in further detail below under Additional Developments). Comments on the proposed rule are due by March 31, 2012.

When finalized, the Federal Reserve Board and Oversight Council proposed rules may include our Bank as a nonbank financial company and may subject us to Federal Reserve Board oversight and prudential standards. If we are designated by the Oversight Council for supervision and oversight by the Federal Reserve Board, then our operations and business could be adversely impacted by additional costs and business activities' restrictions resulting from such oversight.

Significant Finance Agency Regulatory Actions.

Advance Notice of Proposed Rulemaking on Use of NRSRO Credit Ratings. On January 31, 2011, the Finance Agency issued an advance notice of proposed rulemaking that would implement a provision in the Dodd-Frank Act requiring all federal agencies to remove regulations that mandate use of NRSRO credit ratings in the assessment of a security. The notice seeks comment regarding certain specific Finance Agency regulations applicable to FHLBanks, including risk-based capital requirements, prudential requirements, investments, and Consolidated Obligations. Comments on this advance notice of rulemaking were due on March 17, 2011.

Final Rule on Private Transfer Fee Covenants. On March 15, 2012, the Finance Agency announced that it had finalized a rule that will restrict the FHLBanks from purchasing, investing in, accepting as collateral or otherwise dealing in any mortgages on properties encumbered by private transfer fee covenants, securities backed by such mortgages, and securities backed by the income stream from such covenants, with certain excepted transfer fee covenants. Excepted transfer fee covenants are covenants to pay private transfer fees to covered associations (including, among others, organizations comprising owners of homes, condominiums, cooperatives, and manufactured homes, and certain other tax-exempt organizations) that use the private transfer fees exclusively for the direct benefit of the property. The foregoing restrictions will apply only to mortgages on properties encumbered by private transfer fee covenants created on or after February 8, 2011, to securities backed by such mortgages, and to securities issued after February 8, 2011 and backed by revenue from private transfer fees regardless of when the covenants were created. The Bank is starting to implement new policies and procedures to comply with the new rule. The Bank has not yet completed its assessment of the new rule, but, to the extent this rule limits our investments, the type of collateral we accept for advances, and the type of loans eligible for purchase under our MPP Advantage program, our business could be impacted. The rule will become effective July 16, 2012.

Final Rule on Temporary Increases in Minimum Capital Levels. On March 3, 2011, the Finance Agency issued a final rule, effective April 4, 2011, authorizing the Director of the Finance Agency to increase the minimum capital level for an FHLBank if the Director determines that the current level is insufficient to address such FHLBank's risks.  The rule sets forth certain factors that the Director may consider in making this determination (including current or anticipated declines in the value of assets held by the FHLBank and current or projected declines in its capital), and gives the Director discretion to consider other conditions as appropriate. The rule provides that the Director shall consider the need to maintain, modify or rescind any such increase no less than every 12 months. If we were required to increase our minimum capital level, we may need to lower or suspend dividend payments to increase retained earnings to satisfy such increase. Alternatively, we could satisfy an increased capital requirement by disposing of assets to decrease the size of our balance sheet relative to total outstanding stock, which may adversely impact our results of operations and financial condition and ability to satisfy our mission.

Proposed Rule on Prudential Management and Operations Standards. On June 20, 2011, the Finance Agency issued a proposed rule to establish prudential standards with respect to ten categories of operation and management of the FHLBanks and the other housing finance GSEs, including internal controls, interest rate risk exposure and market risk. The Finance Agency proposes to adopt the standards as guidelines set out in an appendix to the rule, which generally provide principles and leave to the regulated entities the obligation to organize and manage their operations in a way that ensures the standards are met, subject to the oversight of the Finance Agency. The proposed rule also provides potential consequences for failing to meet the standards, such as requirements regarding submission of a corrective action plan and the authority of the Director to impose other sanctions, such as limits on asset growth or increases in capital that the Director believes appropriate, until the regulated entity returns to compliance with the prudential standards. Comments on this proposed rule were due by August 19, 2011.

Final Rule on Voluntary Mergers. On November 28, 2011, the Finance Agency issued a final rule that establishes the conditions and procedures for the consideration and approval of voluntary mergers between FHLBanks. Under the rule, two or more FHLBanks may merge provided:

•	the FHLBanks have agreed upon the terms of the proposed merger and the board of directors of each such FHLBank has authorized the execution of the merger agreement;

•	the FHLBanks have jointly filed a merger application with the Finance Agency to obtain the approval of the Director;

•	the Director has granted approval of the merger, subject to any closing conditions as the Director may determine must be met before the merger is consummated;

•	the members of each such FHLBank ratify the merger agreement;

•	the Director has received evidence that the closing conditions have been met; and

•	the Director has accepted the organization certificate of the continuing FHLBank.

Final Rule on Conservatorship and Receivership. On June 20, 2011, the Finance Agency issued a final rule to establish a framework for conservatorship and receivership operations for the FHLBanks. The final rule addresses the nature of a conservatorship or receivership and provides greater specificity on the FHLBanks' operations, in line with procedures set forth in similar regulatory frameworks such as the FDIC's receivership authority. The rule clarifies the relationship among various classes of creditors and equity holders under a conservatorship or receivership and the priorities for contract parties and other claimants in receivership. This rule became effective on July 20, 2011.

Regulatory Waiver of SMI Rating Requirement for MPP Purchases. The Finance Agency's AMA regulations require FHLBank members that sell loans to FHLBanks through an AMA program (such as our MPP) to provide credit enhancements to the pools sold. One method allowed is to be legally obligated at all times to maintain SMI with an insurer rated not lower than the second highest rating category when SMI is used as a form of credit enhancement in the AMA program. With prolonged deteriorations in the mortgage markets, it has remained difficult for us to meet this requirement because no mortgage insurers are currently rated in the second highest rating category or better by any NRSRO. On August 6, 2009, the Director of the Finance Agency granted a temporary waiver of this NRSRO rating requirement for SMI providers, subject to certain limitations and conditions.

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

Other Significant Regulatory Actions.

FDIC Interim Final Rule on Dodd-Frank Orderly Liquidation Resolution Authority. On January 25, 2011, the FDIC issued an interim final rule on how the FDIC would treat certain creditor claims under the new orderly liquidation authority established by the Dodd-Frank Act. The Dodd-Frank Act provides for the appointment of the FDIC as receiver for a financial company, not including FDIC-insured depository institutions, in instances where the failure of the company and its liquidation under other insolvency procedures (such as bankruptcy) would pose a significant risk to the financial stability of the United States.  The interim final rule provides, among other things:

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

Comments on this interim final rule were due by March 28, 2011. Valuing most collateral at fair value, rather than par, could adversely impact the value of our investments in the event of the issuer's insolvency.

FDIC Final Rule on Assessment System. On February 25, 2011, the FDIC issued a final rule to revise the assessment system applicable to FDIC-insured financial institutions. The rule, among other things, implements a provision in the Dodd-Frank Act to redefine the assessment base used for calculating deposit insurance assessments. Specifically, the rule changes the assessment base for most institutions from adjusted domestic deposits to average consolidated total assets minus average tangible equity. This rule became effective on April 1, 2011, so Advances are now included in our members' assessment base. The rule also eliminates an adjustment to the base assessment rate paid for secured liabilities, including FHLBank Advances, in excess of 25% of an institution's domestic deposits since these are now part of the assessment base. To the extent that increased assessments increase the cost of Advances for some members, the rule may negatively impact their demand for our Advances.

Joint Proposed Rule on Credit Risk Retention for Asset-Backed Securities. On April 29, 2011, the federal banking agencies, the Finance Agency, HUD and the SEC jointly issued a proposed rule, which would require sponsors of ABS to retain a minimum of a five-percent economic interest in a portion of the credit risk of the assets collateralizing ABS, unless all of the securitized assets satisfy specified qualifications.

The proposed rule specifies criteria for qualified residential mortgage, commercial real estate, auto and commercial loans that would make them exempt from the risk retention requirement. The criteria for qualified residential mortgages are described in the proposed rulemaking as those underwriting and product features which, based on historical data, are associated with low risk even in periods of decline of housing prices and high unemployment.

Key issues in the proposed rule include: (i) the appropriate terms for treatment as a qualified residential mortgage; (ii) the extent to which Fannie Mae- and Freddie Mac-related securitizations will be exempt from the risk retention rules; and (iii) the possibility of creating a category of high quality non-qualified residential mortgage loans that would have less than a 5% risk retention requirement.

If adopted as proposed, the rule could reduce the number of loans originated by our members, which could negatively impact member demand for our products. Comments on this proposed rule were due on June 10, 2011.

Payment of Interest on Demand Deposit Accounts. The Dodd-Frank Act repealed the statutory prohibition against the payment of interest on demand deposits, effective July 21, 2011. To conform their regulations to this provision, the FDIC and the Federal Reserve Board issued separate final rules in July 2011 to rescind their regulations that prohibit paying interest on demand deposits. FHLBank members' ability to pay interest on their customers' demand deposit accounts may increase their ability to attract or retain customer deposits, which could reduce their funding needs from the FHLBanks. Each of these final rules became effective on July 21, 2011.

National Credit Union Administration Proposal on Emergency Liquidity. On December 22, 2011, the National Credit Union Administration issued an advance notice of proposed rulemaking that would require federally-insured credit unions to have access to backup federal liquidity sources for use in times of financial emergency and distressed economic circumstances and their contingency funding plans through one of four ways:

•	becoming a member in good standing of the National Credit Union Association's Central Liquidity Facility directly;

•	becoming a member in good standing of the National Credit Union Administration's Central Liquidity Facility indirectly through a corporate credit union;

•	obtaining and maintaining demonstrated access to the Federal Reserve Discount Window; or

•	maintaining a certain percentage of assets in highly liquid Treasury securities.

The rule would apply to both federal and state-chartered credit unions. If enacted, the proposed rule may encourage credit unions to favor these federal sources of liquidity over FHLBank membership and advances, which could negatively impact our results of operations. Comments on the advance notice of proposed rulemaking were due by February 21, 2012.

Additional Developments.

Home Affordable Refinance Program and Other Foreclosure Prevention Efforts. During the third quarter of 2011, the Finance Agency along with Fannie Mae and Freddie Mac (together, the "Enterprises"), announced a series of changes to the Home Affordable Refinance Program that are intended to assist more eligible borrowers who can benefit from refinancing their home mortgage. The changes include lowering or eliminating certain risk-based fees, removing the current 125% LTV ceiling on fixed-rate mortgages that are purchased by the Enterprises, waiving certain representations and warranties, eliminating the need for a new property appraisal where there is a reliable automated valuation model estimate provided by the Enterprises, and extending the end date for the program until December 31, 2013 for loans originally sold to the Enterprises on or before May 31, 2009. Other federal agencies have implemented other programs during the past few years to reduce the frequency of foreclosure (including the Home Affordable Modification Program and the Principal Reduction Alternative). These programs focus on lowering a homeowner's monthly payments through mortgage modifications or refinancings, providing temporary reductions or suspensions of mortgage payments, and helping homeowners transition to more affordable housing. Other proposals, such as expansive principal writedowns or principal forgiveness, or converting delinquent borrowers into renters and conveying the properties to investors, have recently been made, and a settlement was recently announced among 49 states' attorneys general, the federal government and five larger servicers. It is unclear at this time whether additional foreclosure prevention efforts will be implemented during 2012. If new programs or settlements include expansive mandatory principal writedowns or forgiveness with respect to securitized loans, they could have a material negative impact on our MBS and MPP portfolios.

Housing Finance and GSE Reform. On February 11, 2011, the Department of the Treasury and HUD issued a report to Congress entitled Reforming America's Housing Finance Market. The report provided options for Congressional consideration regarding the long-term structure of housing finance. In response, several bills were introduced in Congress during 2011, and Congress continues to consider various proposals to reform the United States housing finance system, including specific reforms to Fannie Mae and Freddie Mac. Although the FHLBanks are not the primary focus of these housing finance reforms, they have been recognized as playing a vital role in helping smaller financial institutions access liquidity and capital to compete in an increasingly competitive marketplace.

Housing finance and GSE reform is not expected to progress significantly prior to the 2012 presidential election, but it is expected that GSE legislative activity will continue. While none of the legislation introduced thus far proposes specific changes to the FHLBanks, we could nonetheless be affected in numerous ways by changes to the United States housing finance structure and to Fannie Mae and Freddie Mac. The ultimate effects of housing finance and GSE reform or any other legislation, including legislation to address the debt limit or federal deficit, on the FHLBanks are unknown at this time and will depend on the legislation, if any, that is finally enacted.

Basel Committee on Banking Supervision Capital Framework. In September 2010, the Basel Committee on Banking Supervision (Basel Committee) approved a new capital framework for internationally active banks. Banks subject to the new framework will be required to have increased amounts of capital with core capital being more strictly defined to include only common equity and other capital assets that are able to fully absorb losses. The Basel Committee also proposed a liquidity coverage ratio for short-term liquidity needs that would be phased in by 2015, as well as a net stable funding ratio for longer-term liquidity needs that would be phased in by 2018.

On January 5, 2012, the Federal Reserve Board announced its proposed rule on enhanced prudential standards and early remediation requirements, as required by the Dodd-Frank Act, for nonbank financial companies designated as systemically important by the Oversight Council. The proposed rule declines to finalize certain standards such as liquidity requirements until the Basel Committee framework gains greater international consensus, but the Federal Reserve Board proposes a liquidity buffer requirement that would be in addition to the final Basel Committee framework requirements. The size of the buffer would be determined through liquidity stress tests, taking into account a financial institution's structure and risk factors.

While it is still uncertain how the capital and liquidity standards being developed by the Basel Committee ultimately will be implemented by United States regulatory authorities, the new framework and the Federal Reserve Board's proposed plan could require some of our members to divest assets in order to comply with the more stringent capital and liquidity requirements, thereby tending to decrease their need for Advances; on the other hand, the new framework may incent our members to take our term Advances to create balance sheet liquidity. The requirements may also adversely affect investor demand for Consolidated Obligations to the extent that impacted institutions divest or limit their investment in Consolidated Obligations.

Risk Management

We have exposure to a number of risks in pursuing our business objectives. These risks may be broadly classified as market, credit, liquidity, operations, and business. Market risk is discussed in detail in Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Active risk management is an integral part of our operations because these risks are an inherent part of our business activities.  We manage these risks by, among other actions, setting and enforcing appropriate limits and developing and maintaining internal policies and processes to ensure an appropriate risk profile. In order to enhance our ability to manage Bank-wide risk, our risk management function has been aligned to segregate risk measurement, monitoring, and evaluation from our business units where risk-taking occurs through financial transactions.

The Finance Agency establishes certain risk-related compliance requirements. In addition, our board of directors establishes risk-related requirements that are documented in our RMP, which serves as the key policy to address our exposures to credit, market, liquidity, operations, and business risks. Effective risk management programs not only include conformance to specific risk management practices through RMP requirements but also the active involvement of our board of directors. Our board of directors has established a Finance Committee that provides focus and direction for our risk management process. Further, pursuant to the RMP, we established the following internal management committees to focus on risk management, among other duties:

•	Financial Policy Committee

•	consists of senior managers;

•	monitors financial activities and risks;

•	guides strategic direction and tactical initiatives with focus on risk/return tradeoff;

•	reviews proposed financial policy amendments prior to submission to our board of directors; and

•	monitors the activities of the Market Risk Committee and Credit Committee.

•	Market Risk Committee

•	monitors market risk exposure and compliance with policy guidelines;

•	evaluates strategies to manage market risk; and

•	recommends policy enhancements to the Financial Policy Committee.

•	Credit Committee

•	monitors credit exposure from member products, investments, and derivatives;

•	reviews compliance with all credit policies;

•	focuses on applicable risks through member and non-member subcommittees; and

•	recommends policy enhancements to the Financial Policy Committee.

We have a formal process for the assessment of Bank-wide risk and risk-related issues. Our risk assessment process is designed to identify and evaluate all material risks, including both quantitative and qualitative aspects, which could adversely affect achievement of our financial performance objectives and compliance with applicable requirements. Business unit managers play a significant role in this process, as they are best positioned to understand and identify the risks inherent in their respective operations. Assessments evaluate the inherent risks within each of the key processes and the controls and strategies in place to manage those risks, identify any primary weaknesses, and recommend actions that should be undertaken to address the identified weaknesses. The results of these assessments are summarized in an annual risk assessment report, which is reviewed by senior management and our board of directors.

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

Advances. We manage our exposure to credit risk on Advances through a combination of our security interest in assets pledged by the borrowing member and ongoing reviews of our borrowers' financial condition. Section 10(a) of the Bank Act prohibits us from making Advances without sufficient collateral to secure the Advance. Security is provided via thorough underwriting and establishing a perfected position in eligible assets pledged by the borrower as collateral before Advances are issued. Although we have never experienced a credit loss on an Advance to a member in nearly 80 years of existence, unfavorable economic conditions have increased our credit risk and led us to enhance our collateral review and monitoring.

Each member's collateral reporting and control status reflects its financial condition, type of institution, and our review of conflicting liens, with our level of control increasing when a borrower's financial performance deteriorates. We continue to evaluate the quality and value of collateral pledged to support Advances and work with members to improve the accuracy of valuations. Credit analyses are performed on existing borrowers, with the frequency and scope determined by the financial condition of the borrower and/or the amount of our credit products outstanding.

We maintain a credit products borrowing limit of 50% of a member's adjusted assets, defined as total assets less borrowings from all sources. Members whose total credit products exceed 50% of adjusted assets are monitored closely and are reported to senior management on a regular basis. This limit may be waived by our Bank as provided for in our credit policy. Credit underwriting will make a recommendation based upon such factors as the member's credit rating, collateral quality, and earnings stability. As of December 31, 2011, we had Advances outstanding, at par, of $0.6 billion from two of our members whose total credit products had Advances outstanding that exceeded 50% of their adjusted assets.

Concentration. Our credit risk is magnified due to the concentration of Advances in a few borrowers. As of December 31, 2011, our top two borrowers, Flagstar Bank, FSB and Jackson National Life Insurance Company, held $4.0 billion and $1.9 billion, respectively, or a total of 33%, of total Advances outstanding, at par. Because of this concentration in Advances, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we analyze the implications to our financial management and profitability if we were to lose the business of one or more of these borrowers.

Overview of Collateral Requirements. We generally require all borrowers to execute a security agreement that grants us a blanket lien on substantially all assets of the member. Our agreements with our borrowers require each borrowing entity to fully secure all outstanding extensions of credit at all times, including Advances, accrued interest receivable, standby letters of credit, correspondent services, AHP transactions, and all indebtedness, liabilities or obligations arising or incurred as a result of a member transacting business with our Bank. We may also require a member to pledge additional collateral to cover exposure resulting from any applicable prepayment fees on Advances, AHP, the MPP, and other products or services we provide.

The assets that constitute eligible collateral to secure extensions of credit are set forth in Section 10(a) of the Bank Act. In accordance with the Bank Act, we accept the following assets as collateral:

•	fully disbursed, whole first mortgages on improved residential property, or securities representing a whole interest in such mortgages;

•	securities issued, insured, or guaranteed by the United States government or any agency thereof (including, without limitation, MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae);

•	cash or deposits in an FHLBank; and

•	ORERC acceptable to us if such collateral has a readily ascertainable value and we can perfect our interest in the collateral.

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

Collateral Status. We assign members to a collateral status upon joining our Bank after the initial underwriting review. The assignment of a member to a collateral status category reflects, in part, our philosophy of increasing our level of control over the collateral pledged by the member based on our underwriting conclusions and review of conflicting liens. Some members pledge and report collateral under a blanket lien established through the security agreement, while others are placed on specific listings or possession status or a combination of the three via a hybrid status. Members may elect a more restrictive collateral status to receive a higher lendable value for their collateral. In addition, we take possession of collateral posted by insurance companies to further ensure our position as a first-priority secured creditor.

The primary features of these three collateral status categories are:

Blanket:

•	only certain financially sound depository institutions are eligible;

•	institutions that have granted a blanket lien to another creditor are ineligible;

•	review and approval by credit services management is required;

•	member retains possession of eligible whole loan collateral pledged to us;

•	member executes a written security agreement and agrees to hold such collateral for our benefit; and

•	member provides periodic reports of all eligible collateral.

Specific Listings:

•	applicable to depository institutions that demonstrate potential weakness in their financial condition or wish to have lower over-collateralization requirements;

•	may be available to institutions that have granted a blanket lien to another creditor if an inter-creditor or subordination agreement is executed;

•	member retains possession of eligible whole loan collateral pledged to us;

•	member executes a written security agreement and agrees to hold such collateral for our benefit; and

•	member provides loan level detail on the pledged collateral on at least a monthly basis.

Possession:

•	applicable to all insurance companies and those depository institutions demonstrating less financial strength than those approved for specific listings;

•	required for all de novo institutions and institutions that have granted a blanket lien to another creditor but have not executed an inter-creditor or subordination agreement;

•	safekeeping for securities pledged as collateral can be with us or a third-party custodian that we have pre-approved; and

•	member provides loan level detail on the pledged collateral on at least a monthly basis.

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

Collateral Requirements. In order to mitigate the credit risk, market risk, liquidity risk, operational risk and business risk associated with collateral, we apply our over-collateralization requirement to the book value or market value of pledged collateral to establish its lending value. Collateral that we have determined to contain a low level of risk, such as United States government obligations, is over-collateralized at a lower rate than collateral that carries a higher level of risk, such as commercial real estate mortgage loans. The over-collateralization requirement applied to asset classes may vary depending on collateral status, since lower requirements are applied as our levels of information and control over the assets increase. The following table shows our collateral requirements for members on Blanket, Specific Listings and Possession.

	December 31, 2011
	Lendable Values	Average
	Applied to	Effective
Type of Collateral	Collateral (1)	Lendable Value (1)
Blanket:
Single-family mortgage loans	52% - 81%	67%
Multi-family mortgage loans	33% - 57%	54%
ORERC - home equity loans/lines of credit	16% - 43%	38%
CFI collateral	22% - 50%	45%
ORERC - commercial real estate	16% - 50%	44%

Specific Listings:
Single-family mortgage loans	48% - 80%	71%
FHA/VA loans	74% - 79%	76%
Multi-family mortgage loans	49% - 62%	58%
ORERC - home equity loans/lines of credit	13% - 52%	29%
CFI collateral	31% - 44%	40%
ORERC - commercial real estate	26% - 56%	42%

Possession (Delivered Collateral):
Cash, United States Government/United States Treasury securities	91% - 100%	95%
U.S. agency securities	85% - 95%	94%
U.S. agency MBS/CMOs	87% - 95%	95%
Private-label MBS and CMOs	55% - 91%	79%
ORERC - CMBS	53% - 87%	80%
Single-family mortgage loans	46% - 79%	64%
FHA/VA loans	74% - 79%	79%
Multi-family mortgage loans	20% - 62%	54%
Other government-guaranteed mortgage loans	76%	76%
ORERC - home equity loans/lines of credit	8% - 47%	23%
CFI collateral	24% - 46%	25%
ORERC - commercial real estate	2% - 56%	28%
ORERC - other	74%	74%

(1)	Represents the total lendable value divided by eligible collateral defined as UPB of loan collateral and market value of securities collateral.

We have made changes to, and continue to update, our internal valuation model to gain greater consistency between model-generated valuations and observed market prices. These changes have adjusted the lendable values on whole loan collateral. We routinely engage outside pricing vendors to benchmark our modeled pricing on residential and commercial real estate collateral, and we modify valuations where appropriate.

The following table provides information regarding credit products outstanding with members and non-member borrowers based on reporting status at December 31, 2011, along with their corresponding collateral balances. The table only lists collateral that was identified and pledged by members and non-members with outstanding credit products at December 31, 2011, and does not include all assets against which we have liens via our security agreements and UCC filings ($ amounts in millions).

	# of Borrowers	Lendable Value (1)	Credit Outstanding (2)	1st lien Residential	ORERC/CFI	Securities/Delivery	Total Collateral	Average Collateral Ratios (3)
Blanket	73	$3,761	$1,282	$5,030	$976	$2	$6,008	468.5%
Hybrid	46	4,682	1,792	4,491	2,293	779	7,563	422.1%
Listings	79	5,353	2,241	4,825	1,007	1,588	7,420	331.2%
Delivery	53	15,802	12,966	8,356	7,251	8,732	24,339	187.7%
Total	251	$29,598	$18,281	$22,702	$11,527	$11,101	$45,330	248.0%

(1)
Lendable Value is the member's borrowing capacity, based upon collateral pledged after a market value has been estimated (excluding blanket-pledged collateral), and an over-collateralization requirement has been applied.

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

Credit Review and Monitoring. We closely monitor the financial condition of all member and non-member borrowers by reviewing certain available financial data, such as regulatory call reports filed by depository institution members, regulatory financial statements filed with the appropriate state insurance department by insurance company members, SEC filings, and rating agency reports to ensure that potentially troubled institutions are identified as soon as possible. In addition, we have access to most members' regulatory examination reports and, when appropriate, may contact members' management teams to discuss performance and business strategies. We analyze this information on a regular basis and use it to determine the appropriate collateral status for a member or non-member borrower.

We use a credit scoring model to assign a quarterly financial performance measure for all member and non-member depository institutions and our life and property and casualty insurance members. In general, the frequency and depth of underwriting analysis for these institutions are driven by their individual quarterly scores.

Investments. We are also exposed to credit risk through our investment portfolios. The RMP approved by our board of directors restricts the acquisition of investments to high-quality, short-term money market instruments and highly-rated long-term securities. We are prohibited by Finance Agency regulation from investing in financial instruments of non-United States entities other than those issued by United States branches of foreign commercial banks. Therefore, we do not own any sovereign European financial instruments.

Short-Term Investments. We place funds with large, high-quality financial institutions with investment-grade long-term credit ratings on an unsecured basis for terms of up to 275 days; most such placements typically mature within 90 days. At December 31, 2011, our unsecured credit exposure, including accrued interest related to short-term money-market instruments, was $3.4 billion to 9 counterparties and issuers, of which $3.2 billion was for Federal Funds Sold that mature overnight.

We actively monitor counterparty creditworthiness, ratings, performance, and capital adequacy in an effort to mitigate unsecured credit risk on our short-term investments, with an emphasis on the potential impacts from global economic conditions. Unsecured transactions can only be conducted with counterparties that are domiciled in countries that maintain a long-term sovereign rating from S&P of AA or higher. As of December 31, 2011, our total unsecured credit was concentrated in counterparties domiciled in the following countries: United States (36%, none of which was to United States GSEs/Agencies), Canada (26%), Sweden (19%),  and Finland (19%). We do not believe that any of these countries are experiencing significant economic, fiscal and/or political strains such that the likelihood of default would be higher than would be anticipated when such factors do not exist.

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

•
Over-collateralization - The total outstanding balance of the underlying mortgage loans in the pool is greater than the outstanding MBS note balance. The excess collateral is available to offset any losses that may be realized.

•	Insurance wrap - A third-party bond insurance company guarantees timely payment of principal and interest to certain classes of the security.

A Finance Agency regulation provides that the total value of our investments in MBS and ABS, calculated using amortized historical cost, must not exceed 300% of our total regulatory capital, consisting of Retained Earnings, Class B Capital Stock, and MRCS, as of the day we purchase the securities, based on the capital amount most recently reported to the Finance Agency. These investments, as a percentage of total regulatory capital, were 294% at December 31, 2011. Generally, our goal is to maintain these investments near the 300% limit.

Applicable rating levels are determined using the lowest relevant long-term rating from S&P, Moody's and Fitch. Rating modifiers are ignored when determining the applicable rating level for a given counterparty or investment.

The following tables present the carrying value by credit ratings of our investments, grouped by category ($ amounts in millions):

					Below
					Investment
December 31, 2011	AAA	AA	A	BBB	Grade	Total
Short-term investments:
Interest-Bearing Deposits	$—	$—	$—	$—	$—	$—
Securities Purchased Under Agreements to Resell	—	—	—	—	—	—
Federal Funds Sold	—	2,095	1,327	—	—	3,422
Total short-term investments	—	2,095	1,327	—	—	3,422
AFS securities:
GSE debentures	—	2,026	—	—	—	2,026
TLGP debentures	—	322	—	—	—	322
Private-label MBS	—	—	—	—	601	601
Total AFS securities	—	2,348	—	—	601	2,949
HTM securities:
GSE debentures	—	269	—	—	—	269
TLGP debentures	—	1,883	—	—	—	1,883
Other U.S. obligations - guaranteed RMBS	—	2,747	—	—	—	2,747
GSE RMBS	—	3,512	—	—	—	3,512
Private-label MBS	187	13	9	76	117	402
Private-label ABS	—	17	—	—	2	19
Total HTM securities	187	8,441	9	76	119	8,832
Total investments, carrying value	$187	$12,884	$1,336	$76	$720	$15,203

Percentage of total	1%	85%	9%	—%	5%	100%

December 31, 2010
Short-term investments:
Interest-Bearing Deposits	$—	$—	$—	$—	$—	$—
Securities Purchased Under Agreements to Resell	750	—	—	—	—	750
Federal Funds Sold	—	5,343	1,982	—	—	7,325
Total short-term investments	750	5,343	1,982	—	—	8,075
AFS securities:
GSE debentures	1,930	—	—	—	—	1,930
TLGP debentures	325	—	—	—	—	325
Private-label MBS	—	—	—	—	983	983
Total AFS securities	2,255	—	—	—	983	3,238
HTM securities:
GSE debentures	269	25	—	—	—	294
TLGP debentures	2,066	—	—	—	—	2,066
Other U.S. obligations - guaranteed RMBS	2,327	—	—	—	—	2,327
GSE RMBS	3,044	—	—	—	—	3,044
Private-label MBS	479	82	35	16	107	719
Private-label ABS	—	19	—	—	3	22
Total HTM securities	8,185	126	35	16	110	8,472
Total investments, carrying value	$11,190	$5,469	$2,017	$16	$1,093	$19,785

Percentage of total	57%	28%	10%	—%	5%	100%

On August 5, 2011, S&P lowered its long-term United States sovereign credit rating from AAA to AA+ with a negative outlook. On August 8, 2011, S&P lowered the long-term credit ratings and related issue ratings of the GSEs from AAA to AA+ with a negative outlook. In S&P's application of its government-related entities criteria, the ratings of the GSEs, including Fannie Mae, Freddie Mac, and Federal Farm Credit, are constrained by the long-term sovereign credit rating of the United States. The TLGP debentures are guaranteed by the FDIC and backed by the full faith and credit of the United States government. Ginnie Mae guarantees the timely payment of principal and interest on all of its RMBS, which are included in the above table in other U.S. obligations - guaranteed RMBS, and its guarantee is backed by the full faith and credit of the United States government. Our Securities Purchased Under Agreements to Resell are collateralized by AA-rated United States Treasuries. Although none of these individual securities are rated, we consider these investments to have been downgraded based on S&P's action. We currently expect to recover all contractual cash flows on these securities because we determined that the strength of the issuers' guarantees and the direct or indirect support from the United States government are sufficient to protect us from losses.

In addition, following the downgrades of the GSEs, we reevaluated our internal credit limits on our holdings of the GSEs' senior unsecured debt based on the nature of the downgrades, our assessment of the GSEs' creditworthiness, and regulatory interpretive guidance received from the Finance Agency. Following the completion of our assessment, we determined that we do not need to liquidate any existing holdings of GSE senior unsecured debt, or to impose lower credit limits for GSE senior unsecured debt. We will continue to monitor the GSEs' credit ratings, creditworthiness, and regulatory guidance and may revise credit limits for GSE senior unsecured debt in the future.

From January 1, 2012 to March 15, 2012 two private-label RMBS were downgraded from AAA to AA. At December 31, 2011 the carrying value of these two securities was $36.1 million and the estimated fair value was $35.1 million. There were no other downgrades of MBS and ABS or unsecured counterparties during this period.

Two private-label MBS or ABS securities were on negative watch as of March 15, 2012. At December 31, 2011, the carrying value and estimated fair value of these securities were both $3.8 million.

Private-Label MBS and ABS. MBS and ABS are classified as prime, Alt-A or subprime based on the originator's classification at the time of origination or based on classification by an NRSRO upon issuance. Because there is no universally accepted definition of prime, Alt-A or subprime underwriting standards, such classifications are subjective. We do not hold any collateralized debt obligations. All MBS and ABS were rated AAA at the date of purchase.

Our private-label MBS and ABS are backed by collateral located in the United States. The top five states, by percentage of collateral located in those states as of December 31, 2011, were California (56%), New York (6%), Florida (6%), Virginia (3%), and New Jersey (3%).

Current credit enhancement percentages reflect the ability of subordinated classes of securities to absorb principal losses and interest shortfalls before the senior classes that we hold are affected (i.e., the losses, expressed as a percentage of the outstanding principal balances, that could be incurred in the underlying loan pools before the securities that we hold would be affected, assuming that all of those losses occurred on the measurement date). Depending upon the timing and amount of losses in the underlying loan pools, it is possible that the senior classes that we hold could have losses in scenarios in which the cumulative loan losses do not exceed the current credit enhancement percentage.

The tables below present for our prime, Alt-A and subprime securities the UPB by credit ratings, based on the lowest of Moody's, S&P, or comparable Fitch ratings, as well as amortized cost, estimated fair value, year-to-date OTTI, and other collateral information by year of securitization as of December 31, 2011 ($ amounts in millions).

	2004
	and
Prime	prior	2005	2006	2007	Total
Private-label RMBS:
AAA-rated	$177	$—	$—	$—	$177
AA-rated	—	—	—	—	—
A-rated	—	—	—	—	—
BBB-rated	53	23	—	—	76
Below investment grade:
BB-rated	39	26	—	—	65
B-rated	—	47	3	—	50
CCC-rated	—	198	—	—	198
CC-rated	—	200	—	51	251
C-rated	—	39	129	177	345
Total below investment grade	39	510	132	228	909
Total UPB	$269	$533	$132	$228	$1,162

Amortized cost	$269	$489	$125	$171	$1,054
Unrealized losses (1)	(9)	(77)	(13)	(22)	(121)
Estimated fair value	260	412	112	149	933

OTTI (year-to-date) (2):
Total OTTI losses	$—	$—	$—	$—	$—
Portion reclassified to (from) OCI	—	(15)	(1)	(5)	(21)
OTTI credit losses	$—	$(15)	$(1)	$(5)	$(21)

Weighted average percentage of estimated fair value to UPB	97%	77%	85%	65%	80%
Original weighted average credit support	3%	7%	6%	10%	7%
Current weighted average credit support	11%	7%	3%	4%	7%
Weighted average collateral delinquency (3)	7%	14%	17%	24%	14%

(1)	Unrealized losses represent the difference between estimated fair value and amortized cost where estimated fair value is less than amortized cost. These amounts exclude unrealized gains.

(2)
Amounts only include OTTI losses for securities held at December 31, 2011 and, therefore, will not agree to OTTI losses reported on the Statement of Income due to sales of OTTI securities during 2010 and 2011.

(3)
Includes delinquencies of 60 days or more, foreclosures, real estate owned and bankruptcies, weighted by the UPB of the individual securities in the category based on their respective collateral delinquency.

	2004
	and
Alt-A	prior	2005	2006	2007	Total
Private-label RMBS:
AAA-rated	$10	$—	$—	$—	$10
AA-rated	13	—	—	—	13
A-rated	9	—	—	—	9
BBB-rated	—	—	—	—	—
Below investment grade:
BB-rated	—	—	—	—	—
B-rated	4	—	—	—	4
CCC-rated	—	—	—	—	—
CC-rated	—	6	—	—	6
C-rated	—	—	—	—	—
D-rated	—	36	—	—	36
Total below investment grade:	4	42	—	—	46
Total UPB	$36	$42	$—	$—	$78

Amortized cost	$35	$34	$—	$—	$69
Unrealized losses (1)	(1)	(10)	—	—	(11)
Estimated fair value	34	24	—	—	58

OTTI (year-to-date) (2):
Total OTTI losses	$—	$(5)	$—	$—	$(5)
Portion reclassified to (from) OCI	—	3	—	—	3
OTTI credit losses	$—	$(2)	$—	$—	$(2)

Weighted average percentage of estimated fair value to UPB	95%	58%	—%	—%	75%
Original weighted average credit support	3%	7%	—%	—%	5%
Current weighted average credit support	11%	—%	—%	—%	5%
Weighted average collateral delinquency (3)	7%	19%	—%	—%	13%

(1)	Unrealized losses represent the difference between estimated fair value and amortized cost where estimated fair value is less than amortized cost. These amounts exclude unrealized gains.

(2)
Amounts only include OTTI losses for securities held at December 31, 2011 and, therefore, will not agree to OTTI losses reported on the Statement of Income due to sales of OTTI securities during 2010 and 2011.

(3)
Includes delinquencies of 60 days or more, foreclosures, real estate owned and bankruptcies, weighted by the UPB of the individual securities in the category based on their respective collateral delinquency.

	2004
	and
Subprime	prior	2005	2006	2007	Total
Private-label ABS - home equity loans:
Below investment grade:
B-rated	$3	$—	$—	$—	$3
Total UPB	$3	$—	$—	$—	$3

Amortized cost	$3	$—	$—	$—	$3
Unrealized losses (1)	(1)	—	—	—	(1)
Estimated fair value	2	—	—	—	2

OTTI (year-to-date) (2):
Total OTTI losses	$—	$—	$—	$—	$—
Portion reclassified to (from) OCI	—	—	—	—	—
OTTI credit losses	$—	$—	$—	$—	$—

Weighted average percentage of estimated fair value to UPB	67%	—%	—%	—%	67%
Original weighted average credit support (3)	100%	—%	—%	—%	100%
Current weighted average credit support (3)	100%	—%	—%	—%	100%
Weighted average collateral delinquency (4)	27%	—%	—%	—%	27%

Private-label ABS - manufactured housing loans:
AA-rated	$17	$—	$—	$—	$17
Total UPB	$17	$—	$—	$—	$17

Amortized cost	$17	$—	$—	$—	$17
Unrealized losses (1)	(4)	—	—	—	(4)
Estimated fair value	13	—	—	—	13

OTTI (year-to-date) (2):
Total OTTI losses	$—	$—	$—	$—	$—
Portion reclassified to (from) OCI	—	—	—	—	—
OTTI credit losses	$—	$—	$—	$—	$—

Weighted average percentage of estimated fair value to UPB	79%	—%	—%	—%	79%
Original weighted average credit support	28%	—%	—%	—%	28%
Current weighted average credit support	29%	—%	—%	—%	29%
Weighted average collateral delinquency (4)	2%	—%	—%	—%	2%

(1)	Unrealized losses represent the difference between estimated fair value and amortized cost where estimated fair value is less than amortized cost. These amounts exclude unrealized gains.

(2)
Amounts only include OTTI losses for securities held at December 31, 2011 and, therefore, will not agree to OTTI losses reported on the Statement of Income due to sales of OTTI securities during 2010 and 2011.

(3)	The credit support for the home equity loans is provided by MBIA Insurance Corporation.

(4)
Includes delinquencies of 60 days or more, foreclosures, real estate owned and bankruptcies, weighted by the UPB of the individual securities in the category based on their respective collateral delinquency.

The following table presents the UPB of our private-label MBS and ABS by type of collateral and interest rate ($ amounts in millions):

	December 31, 2011			December 31, 2010
	Fixed	Variable		Fixed	Variable
Collateral Type	Rate	Rate (1) (2)	Total	Rate	Rate (1) (2)	Total
RMBS:
Prime loans	$405	$757	$1,162	$985	$800	$1,785
Alt-A loans	78	—	78	118	—	118
Total RMBS	483	757	1,240	1,103	800	1,903
ABS - home equity loans:
Subprime loans	—	3	3	—	3	3
Total ABS - home equity loans	—	3	3	—	3	3
ABS - manufactured housing loans:
Subprime loans	17	—	17	19	—	19
Total ABS - manufactured housing loans	17	—	17	19	—	19
Total private-label MBS and ABS, at UPB	$500	$760	$1,260	$1,122	$803	$1,925

(1)	Variable-rate private-label MBS and ABS include those with a contractual coupon rate that, prior to contractual maturity, is either scheduled to change or is subject to change.

(2)	All variable-rate RMBS prime loans are hybrid adjustable-rate mortgage securities.

The table below presents, by loan type, certain characteristics of private-label MBS and ABS in a gross unrealized loss position at December 31, 2011. The lowest ratings available for each security are reported as of March 15, 2012, based on the security's UPB at December 31, 2011 ($ amounts in millions):

						March 15, 2012 Ratings Based on
	December 31, 2011					December 31, 2011 UPB (3) (4)
			Gross	Collateral			Other	Below
		Amortized	Unrealized	Delinquency			Investment	Investment
By Loan Type (1)	UPB	Cost	Losses	Rate (2)	AAA (3)	AAA	Grade	Grade	Watchlist
Private-label RMBS backed by:
Prime - 1st lien	$1,111	$1,004	$(121)	15%	13%	11%	9%	80%	—%
Alt-A other - 1st lien	75	67	(11)	14%	14%	—%	38%	62%	—%
Total private-label RMBS	1,186	1,071	(132)	15%	13%	10%	11%	79%	—%
Subprime ABS - home equity loans backed by: (5)
2nd lien	3	3	(1)	27%	—%	—%	—%	100%	37%
Total subprime ABS - home equity loans	3	3	(1)	27%	—%	—%	—%	100%	37%
Subprime ABS - manufactured housing loans backed by:
1st lien	17	17	(4)	2%	—%	—%	100%	—%	—%
Total subprime ABS - manufactured housing loans	17	17	(4)	2%	—%	—%	100%	—%	—%
Total private-label MBS and ABS	$1,206	$1,091	$(137)	15%	13%	10%	12%	78%	—%

(1)	We classify our private-label RMBS and ABS as prime, Alt-A and subprime based on the originator's classification at the time of origination or based on classification by an NRSRO upon issuance.

(2)
Includes delinquencies of 60 days or more, foreclosures, real estate owned and bankruptcies, weighted by the UPB of the individual securities in the category based on their respective collateral delinquency.

(3)	Represents the lowest ratings available for each security based on the lowest of Moody's, S&P or comparable Fitch ratings.

(4)	Excludes paydowns in full subsequent to December 31, 2011.

(5)
The credit support for the home equity loans is provided by MBIA Insurance Corporation. This insurance company had a credit rating of B as of March 15, 2012, based on the lower of Moody's and S&P ratings.

OTTI Evaluation Process. We evaluate our individual AFS and HTM securities that have been previously OTTI, or are in an unrealized loss position, for OTTI on a quarterly basis as described in Notes to Financial Statements - Note 7 - Other-Than-Temporary Impairment Analysis.

We have performed our OTTI analysis using key modeling assumptions approved by the FHLBanks' OTTI Governance Committee for 54 of our 58 private-label MBS and ABS. For the quarter ended December 31, 2011, we contracted with the FHLBank of Chicago to perform cash-flow analysis for two of our subprime home equity loans with a total UPB of $2.8 million. We also contracted with the FHLBank of San Francisco to perform cash-flow analysis for one security held in common with another FHLBank with an UPB of $3.8 million.

For one manufactured housing investment for which underlying collateral data are not readily available, we used alternative procedures, as determined by us, to evaluate for OTTI. This security, representing an UPB of $16.8 million as of December 31, 2011, was outside the scope of the FHLBank OTTI Governance Committee's analyses. However, we were able to perform the necessary cash-flow analysis using a different third-party model and determined that this security was not OTTI at December 31, 2011.

Our investments secured by home equity loans are insured by MBIA Insurance Corporation, a monoline bond insurer. The bond insurance on these investments guarantees timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool. We performed analyses to assess the financial strength of these monoline bond insurers to establish an expected case regarding the time horizon of the monoline bond insurers' ability to fulfill their financial obligations and provide credit support. The projected time horizon of credit protection provided by an insurer is a function of claims paying resources and anticipated claims in the future. This assumption is referred to as the "burn-out period" and is expressed in months. We own one security insured by MBIA Insurance Corporation (UPB of less than $1 million) that was OTTI at December 31, 2011, for which we assumed a burn-out period of three months.

The following tables present the significant modeling assumptions used to determine whether a security was OTTI during the fourth quarter of 2011, as well as the related current credit enhancement, as of December 31, 2011. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. A zero or negative credit enhancement percentage reflects securities that have no remaining credit support from subordinated tranches and are likely to have experienced an actual principal loss. The calculated averages represent the dollar-weighted averages of all of the private-label RMBS and ABS in each category shown. MBS and ABS are classified as prime, Alt-A or subprime based on the originator's classification at the time of origination or based on classification by an NRSRO upon issuance. Because there is no universally accepted definition of prime, Alt-A or subprime underwriting standards, such classifications are subjective.

	Significant Modeling Assumptions for all Private-label RMBS						Current Credit
	Prepayment Rates		Default Rates		Loss Severities		Enhancement
	Weighted		Weighted		Weighted		Weighted
	Average	Range	Average	Range	Average	Range	Average	Range
Year of Securitization	%	%	%	%	%	%	%	%
Prime:
2007	6.8	6.5 - 7.2	39.5	30.7 - 47.9	50.1	45.8 - 53.3	4.6	2.7 - 8.6
2006	7.8	7.0 - 8.2	18.7	12.9 - 21.2	46.6	42.8 - 60.1	3.4	1.2 - 4.9
2005	8.8	7.0 - 17.0	26.9	0.5 - 33.2	41.0	21.2 - 50.7	7.4	1.8 - 11.6
2004 and prior	18.1	3.0 - 42.8	8.3	0.0 - 20.3	29.8	0.0 - 86.4	11.1	3.0 - 60.8
Total Prime	10.5	3.0 - 42.8	24.2	0.0 - 47.9	40.7	0.0 - 86.4	7.3	1.2 - 60.8
Alt-A:
2006	8.1	8.1 - 8.1	29.7	29.7 - 29.7	48.4	48.4 - 48.4	3.7	3.7 - 3.7
2005	6.9	6.6 - 8.6	34.3	27.9 - 35.5	46.4	31.9 - 49.1	0.2	(0.1) - 1.9
2004 and prior	13.1	12.3 - 16.3	4.7	0.8 - 9.6	26.2	18.1 - 38.1	10.6	4.5 - 15.6
Total Alt-A	9.5	6.6 - 16.3	22.4	0.8 - 35.5	39.3	18.1 - 49.1	4.8	(0.1) - 15.6
Total private-label RMBS	10.4	3.0 - 42.8	24.0	0.0 - 47.9	40.6	0.0 - 86.4	7.1	(0.1) - 60.8

	Significant Modeling Assumptions for all ABS - Home Equity Loans						Current Credit
	Prepayment Rates		Default Rates		Loss Severities		Enhancement
	Weighted		Weighted		Weighted		Weighted
	Average	Range	Average	Range	Average	Range	Average	Range
Year of Securitization	%	%	%	%	%	%	%	%
Subprime 2004 and prior	11.5	11.1 - 11.7	20.9	20.8 - 21.0	51.1	31.2 - 62.8	100.0	100.0 - 100.0
Total ABS - home equity loans	11.5	11.1 - 11.7	20.9	20.8 - 21.0	51.1	31.2 - 62.8	100.0	100.0 - 100.0

We continue to actively monitor the credit quality of our private-label MBS and ABS, which depends on the actual performance of the underlying loan collateral. If performance of the underlying loan collateral deteriorates and/or our modeling assumptions become more pessimistic as a result of deterioration in economic, financial market or housing conditions, we could record additional losses on our portfolio.

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

MPP Advantage. On November 29, 2010, we began offering MPP Advantage. The only substantive difference between MPP Advantage and our original MPP is the credit enhancement structure. MPP Advantage utilizes an enhanced fixed LRA account for additional credit enhancement for new MPP business instead of utilizing coverage from an SMI provider. Thus, MPP Advantage presents no risk from the financial condition of the SMI providers. For both the original MPP and MPP Advantage, the funds in the LRA are used to pay losses for a particular pool of loans. Under MPP Advantage, the LRA is funded up front instead of over time. Our original MPP relied on credit enhancement from LRA and SMI to achieve an implied credit rating, based on an NRSRO model, of at least AA, in compliance with Finance Agency regulations. MPP Advantage relies on credit enhancement from LRA only, resulting in an implied credit rating of at least BBB, which is also in compliance with Finance Agency regulations. Although the implied credit rating on MPP Advantage is lower than the implied credit rating for our original MPP, we believe that the changes in the credit enhancement structure result in substantially the same level of risk for our Bank.

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

Primary Mortgage Insurance. As of December 31, 2011, we were the beneficiary of PMI coverage on $626.8 million or 13% of our conventional mortgage loans. For a conventional loan, PMI, if applicable, covers losses or exposure down to approximately a loan-to-value ratio of between 65% and 80% based upon the original appraisal, original LTV ratio, term, and amount of PMI coverage. We are exposed to credit risk in that a PMI provider may fail to fulfill its claims payment obligations to us. We have analyzed our potential loss exposure to all of the PMI providers and, despite the low credit ratings and negative outlooks, do not expect any material losses. This expectation is based on the credit-enhancement features of our master commitments (exclusive of PMI), the underwriting characteristics of the loans that back our master commitments, the seasoning of the loans, and the performance of the loans to date. We closely monitor the financial conditions of our PMI providers.

The following table presents the PMI providers and related PMI coverage amount on seriously delinquent loans held in our portfolio as of December 31, 2011, and the credit ratings of the PMI providers as of March 15, 2012 ($ amounts in millions):

			Seriously Delinquent Loans with Primary Mortgage Insurance (2)
		Credit
	Credit	Rating		PMI Coverage
PMI Provider	Rating (1)	Outlook (1)	UPB	Outstanding
Mortgage Guaranty Insurance Corporation	B	Negative	$7	$2
Republic Mortgage Insurance Company (3) (5)	R	N/A	6	2
Radian Guaranty, Inc.	B	Negative	6	1
Genworth Mortgage Insurance Corporation Corporation	B	Negative	4	1
United Guaranty Residential Insurance Corporation	BBB	Stable	3	1
All Others (4) (5)	R,NR,BBB	N/A	2	1
Total			$28	$8

(1)	Represents the lowest credit rating and outlook of S&P, Moody's or Fitch stated in terms of the S&P equivalent as of March 15, 2012.

(2)	Seriously delinquent loans include loans that are 90 days or more past due or in the process of foreclosure.

(3)
On August 3, 2011, we announced that we would no longer accept Republic Mortgage Insurance Company as a provider of PMI, effective with mandatory delivery contracts committed on or after August 1, 2011. On January 20, 2012, the North Carolina Department of Insurance took possession and control of Republic Mortgage Insurance Company, a subsidiary of Old Republic International Corporation, and, beginning January 19, 2012, Republic Mortgage Insurance Company will pay only 50% of its claim amounts with the remaining amount to be paid at a future date when funds become available. Based upon the PMI coverage outstanding, we do not expect a material impact on our allowance for credit losses on mortgage loans in future periods.

(4)
On October 20, 2011, the Arizona Department of Insurance took possession and control of PMI Mortgage Insurance Co., and, beginning October 24, 2011, PMI Mortgage Insurance Co. will pay only 50% of its claim amounts with the remaining amount deferred until the company is liquidated. Such action has not had a material impact on the allowance for credit losses on mortgage loans as PMI Mortgage Insurance Co. was a small provider of mortgage insurance on our underlying mortgage loan portfolio.

(5)	R signifies regulatory supervision while NR indicates the insurer is unrated.

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

The LRA for MPP Advantage differs from our original MPP in that the funding of the LRA occurs at the time the loan is acquired and consists of a portion of the purchase proceeds. The LRA funding amount is currently 120 basis points of the principal balance of the loans in the pool. There is no SMI credit enhancement for MPP Advantage. Funds in the LRA not used to pay loan losses may be returned to the seller subject to a release schedule detailed in each pool's contract based on the original LRA amount. No LRA funds are returned to the member for the first 5 years after acquisition but such returns are available to be completed by the 26th year after loan acquisition. We absorb any losses in excess of LRA funds.

Supplemental Mortgage Insurance. For pools of loans acquired under our original MPP, we have credit protection from loss on each loan, where eligible, through SMI, which provides insurance to cover credit losses to approximately 50% of the property's original value, subject, in certain cases, to an aggregate stop-loss provision in the SMI policy. MCCs that equal or exceed $35 million of total initial principal to be sold on a best effort basis include an aggregate loss/benefit limit or "stop-loss" that is equal to the total initial principal balance of loans under the MCC multiplied by the stop-loss percentage, as is then in effect, and represents the maximum aggregate amount payable by the SMI provider under the SMI policy for that pool. We do not have SMI coverage on loans purchased under MPP Advantage.

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

Credit Risk Exposure to Supplemental Mortgage Insurance Providers. As of December 31, 2011, we were the beneficiary of SMI coverage on mortgage pools with a total UPB of $4.4 billion. Two mortgage insurance companies provide all of the SMI coverage. The following table presents the estimated SMI exposure ($ amounts in millions):

Mortgage Insurance Company	December 31, 2011	December 31, 2010
Mortgage Guaranty Insurance Corporation	$36	$22
Genworth Mortgage Insurance Corporation	21	17
Total	$57	$39

Finance Agency credit-risk-sharing regulations that authorize the use of SMI require that the providers be rated at least AA- at the time the loans are purchased. With the deterioration in the mortgage markets, we have been unable to meet the Finance Agency regulation's rating requirement because no mortgage insurers are currently rated in the second highest rating category or better by any NRSRO. In fact, none of the mortgage insurance companies currently providing SMI coverage to us were rated higher than B as of March 15, 2012. Additional information concerning the SMI provider ratings is provided in Recent Accounting and Regulatory Developments - Legislative and Regulatory Developments - Finance Agency Regulatory Actions.

Loan Characteristics. Two indicators of credit quality are LTV ratios and credit scores provided by FICO®. FICO® provides a commonly used measure to assess a borrower’s credit quality, with scores ranging from a low of 300 to a high of 850. The combination of a lower FICO® score and a higher LTV ratio is a key driver in anticipation of potential mortgage delinquencies and defaults. The following tables present these two characteristics of our conventional loan portfolio as a percentage of the UPB outstanding:

FICO® SCORE (1)	December 31, 2011	December 31, 2010
< 620	—%	—%
620 to < 660	6%	6%
660 to < 700	15%	16%
700 to < 740	22%	22%
> = 740	57%	56%
Total	100%	100%

Weighted Average FICO® Score	749	740

Loan-to-Value Ratio (2)	December 31, 2011	December 31, 2010
< = 60%	17%	18%
> 60% to 70%	15%	15%
> 70% to 80%	55%	55%
> 80% to 90% (3)	7%	6%
> 90% (3)	6%	6%
Total	100%	100%

Weighted Average LTV	72%	72%

(1)	Represents the FICO® score at origination of the lowest scoring borrower for the related loan.

(2)	At origination.

(3)	These conventional loans were required to have PMI at origination.

As of December 31, 2011, 94% of the borrowers in our conventional loan portfolio had FICO® scores greater than 660 at origination and 87% had an LTV ratio of 80% or lower. We believe these measures are an indication that the MPP loans have a low risk of default. Based on the available data, we believe we have very little exposure to loans in the MPP that are considered to have characteristics of subprime or Alt-A loans. Further, we do not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy.

The concentration of conventional MPP loans by state was as follows:

	December 31, 2011	December 31, 2010
Indiana	22%	19%
Michigan	21%	18%
California	7%	8%
Florida	5%	5%
Texas	4%	5%
Illinois	4%	4%
All others (1)	37%	41%
Total	100%	100%

(1)	No state exceeded 3% at December 31, 2011 or 2010.

The mortgage loans purchased through the MPP are currently dispersed across 50 states and the District of Columbia. No single zip code represented more than 1% of MPP loans outstanding at December 31, 2011 or 2010. It is likely that the concentration of MPP loans in our district states of Indiana and Michigan will increase in the future, due to the loss of the three largest sellers in 2006 - 2007 that were our primary sources of nationwide mortgages. The median outstanding balance of our MPP loans was approximately $132 thousand and $134 thousand at December 31, 2011 and 2010, respectively.

Credit Performance. The UPB of our conventional and FHA loans 90 days or more past due and accruing interest, non-accrual loans and troubled debt restructurings, along with the allowance for loan losses, are presented in the table below ($ amounts in millions):

	Year Ended December 31,
	2011	2010	2009	2008	2007
Past Due, Non-Accrual and Restructured Loans
Real estate mortgages past due 90 days or more and still accruing interest	$128	$127	$183	$104	$81
Non-accrual loans (1)	—	—	—	—	—
Troubled debt restructurings	2	—	—	—	—

Allowance for Credit Losses on Mortgage Loans
Allowance for loan losses, beginning of the year	$1	$—	$—	$—	$—
Charge-offs	(2)	—	—	—	—
Provision (reversal) for loan losses	4	1	—	—	—
Allowance for loan losses, end of the year (2)	$3	$1	$—	$—	$—

(1)	The interest income shortfall on non-accrual loans was less than $1.0 million for the year ended December 31, 2011 and was zero for each of the years ended December 31, 2010, 2009, 2008 and 2007.

(2)
Our allowance for loan losses also includes potential claims by servicers for any losses on approximately $20.9 million and $21.0 million of principal that has been paid in full by the servicers at December 31, 2011 and 2010, respectively.

Troubled debt restructurings related to mortgage loans are considered to have occurred when a concession is granted to the debtor related to the debtor's financial difficulties that would not otherwise be considered for economic or legal reasons. We do not participate in government-sponsored loan modification programs. There were 16 mortgage loans modified that were considered troubled debt restructurings during the year ended December 31, 2011 and none for the year ended December 31, 2010.

Although we establish credit enhancements in each mortgage pool at the time of the pool's origination that are sufficient to absorb loan losses up to approximately 50% of original principal balance, we realize any additional loan losses in that pool when a mortgage pool's credit enhancements are exhausted. The magnitude of the declines in home prices, rise in unemployment rates, and increase in delinquencies in some areas since 2006 have resulted in losses in some of the mortgage pools that have exhausted credit enhancements. Some of our mortgage pools have loans originated in states and localities (e.g., California, Arizona, Florida, Michigan, and Nevada) that have had the most severe declines in home prices. We purchased most of these loan pools from former members that are no longer members of our Bank and thus have stopped selling mortgage loans to us.

The serious delinquency rate for our FHA mortgages was 0.61% at December 31, 2011, compared to 0.09% at December 31, 2010. We rely on insurance provided by the FHA, which generally provides coverage for 100% of the principal balance of the underlying mortgage loan and defaulted interest at the debenture rate. However, we would receive defaulted interest at the contractual rate from the servicer.

The serious delinquency rate for conventional mortgages was 2.49% at December 31, 2011, compared to 2.24% at December 31, 2010. Both rates were below the national serious delinquency rate. See Notes to Financial Statements - Note 10 - Allowance for Credit Losses for more information.

Derivatives. A primary credit risk posed by derivative transactions is the risk that a counterparty will fail to meet its related contractual obligations, forcing us to replace the derivatives at market prices. The notional amount of interest-rate exchange agreements does not represent our true credit risk exposure; however, it serves as a factor in determining periodic interest payments or cash flows received and paid. Our net credit exposure is measured at estimated fair value. If a counterparty fails to perform, our credit risk is approximately equal to the aggregate fair value gain, if any, on the interest-rate exchange agreements.

We maintain a policy requiring that interest rate exchange agreements be governed by an ISDA Master Agreement. Our current counterparties governed by these agreements include large banks and other financial institutions with a significant presence in the derivatives market that are rated A- or better by S&P and A3 or better by Moody's. These agreements provide for netting of amounts due to us and amounts due to counterparties, thereby reducing credit exposure. When the net estimated fair value of our interest-rate exchange agreements with a counterparty is positive, the counterparty generally owes us. When the net estimated fair value of the interest-rate exchange agreements is negative, we generally owe the counterparty. Other counterparties include broker dealers used to transact forward contracts relating to TBA mortgage hedges. All counterparties are subject to credit review procedures in accordance with our RMP. We review our counterparties' exposure to European sovereign debt as part of our credit risk review procedures.

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

We regularly monitor the exposure of our derivative transactions by determining the estimated fair value of positions using internal pricing models. The estimated fair values generated by a pricing model are compared to dealer model results on a monthly basis to ensure that our pricing model is calibrated to actual market pricing methodologies used by the dealers. Collateral transfers required due to changes in fair values are executed on a regular basis.

The following table presents key information on derivative counterparties on a settlement date basis using credit ratings based on the lower of S&P or Moody's ($ amounts in millions):

		Credit Exposure	Other
	Total	Net of Cash	Collateral	Net Credit
December 31, 2011	Notional	Collateral	Held	Exposure
AA	$13,359	$—	$—	$—
A	21,561	—	—	—
Unrated	70	—	—	—
Subtotal	34,990	—	—	—
Member institutions (1)	68	—	—	—
Total	$35,058	$—	$—	$—

December 31, 2010
AA	$14,691	$6	$—	$6
A	18,549	—	—	—
Unrated	126	—	—	—
Subtotal	33,366	6	—	6
Member institutions (1)	57	—	—	—
Total	$33,423	$6	$—	$6

(1)	Includes mortgage delivery commitments.

AHP. Our AHP requires members and project sponsors to make commitments with respect to the usage of the AHP grants to assist very low-, low-, and moderate-income families, as defined by regulation. If these commitments are not met, we may have an obligation to recapture these funds from the member or project sponsor to replenish the AHP fund. This credit exposure is addressed in part by our evaluation of project feasibility at the time of an award and the member’s ongoing monitoring of AHP projects.

Liquidity Risk Management. The primary objectives of liquidity risk management are to maintain the ability to meet obligations as they come due and to meet the credit needs of our member borrowers in a timely and cost-efficient manner. We routinely monitor the sources of cash available to meet liquidity needs and use various tests and guidelines to manage our liquidity risk.

Daily projections of liquidity requirements are prepared to help us maintain adequate funding for our operations. Operational liquidity levels are determined assuming sources of cash from both the FHLBank System's ongoing access to the capital markets and our holding of liquid assets to meet operational requirements in the normal course of business. Contingent liquidity levels are determined based upon the assumption of an inability to readily access the capital markets for a period of five business days. These analyses include projections of cash flows and funding needs, targeted funding terms, and various funding alternatives for achieving those terms. A contingency plan allows us to maintain sufficient liquidity in the event of operational disruptions at our Bank, at the Office of Finance, or in the capital markets.

Operations Risk Management. Operations risk is the risk of unexpected losses attributable to human error, system failures, fraud, unenforceability of contracts, or inadequate internal controls and procedures. Our management has established policies and procedures to mitigate operations risk. Our corporate risk management department conducts a comprehensive annual risk and control assessment that is designed to identify operational risks and evaluate the adequacy of the control structure. In addition, our internal audit department independently reviews our operational activities. The Director of Internal Audit reports directly to the Audit Committee of our board of directors.

We use various financial models to quantify financial risks and analyze potential strategies. We maintain a model validation program that is intended to mitigate the risk of incorrect model output, which could potentially lead to inappropriate business or operational decisions.

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Our computer systems, software and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code and other events that potentially could jeopardize the confidentiality of such information or otherwise cause interruptions or malfunctions in our operations. We seek to mitigate this risk by establishing and administering system access limitations, establishing and monitoring controls for sensitive data, and actively monitoring system access.

We rely heavily on our information systems and other technology to conduct and manage our business. During 2011, we began an enterprise-wide initiative to replace our core banking system. This implementation, which is expected to take several years, along with several other key initiatives simultaneously undertaken, could subject us to a higher risk of failure or interruption. We believe we have the appropriate controls and processes in place to manage this risk. We have enhanced our focus on project management and quality assurance as part of this implementation.

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

We have not experienced a failure or disruption in our information systems or a cybersecurity event that has had a material adverse impact on our business. However, despite these policies and procedures, some operational risks are beyond our control, and the failure of other parties to adequately address their operational risks could adversely affect us.

Business Risk Management. Business risk is the risk of an adverse impact on profitability resulting from external factors that may occur in both the short and long-term. Business risk includes political, strategic, reputation and/or regulatory events that are beyond our control. Our board of directors and management seek to mitigate these risks by, among other actions, maintaining an open and constructive dialogue with regulators, providing input on potential legislation, long-term strategic planning, continually monitoring general economic conditions and the external environment, and fulfilling our mission of supporting member institutions with liquidity and supporting community development.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We use certain acronyms and terms throughout this Item 7A which are defined in the Glossary of Terms located in Item 15. Exhibits and Financial Statement Schedules.

Market risk is the risk that the market value or estimated fair value of our overall portfolio of assets and liabilities, including derivatives, or our net earnings will decline as a result of changes in interest rates or financial market volatility. Market risk includes the risks related to:

•	movements in interest rates over time;

•	movements in prepayment speeds over time;

•	the change in the relationship between short-term and long-term interest rates (i.e., the slope of the Consolidated Obligation and LIBOR yield curves);

•	the change in the relationship of FHLBank System debt spreads to other indices, primarily LIBOR (commonly referred to as "basis" risk); and

•	the change in the relationship between fixed rates and variable rates.

The goal of market risk management is to preserve our financial strength at all times, including during periods of significant market volatility and across a wide range of possible interest-rate changes. We regularly assess our exposure to changes in interest rates using a diverse set of analyses and measures. As appropriate, we may rebalance our portfolio to help attain our risk management objectives.

Our general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets and liabilities that, together with their associated hedges, limit our expected interest rate sensitivity to within our specified tolerances. Derivative financial instruments, primarily interest rate exchange agreements, are frequently employed to hedge the interest rate risk and embedded option risk on Advances, debt, and agency bonds held as investments.

We have significant investments in MPP loans and MBS. The prepayment options embedded in mortgages can result in extensions or contractions in the expected weighted average life of these investments, depending on changes in interest rates. We primarily manage the interest rate and prepayment risk associated with mortgages through debt issuance, which includes both callable and non-callable debt, to achieve cash-flow patterns and liability durations similar to those expected on the mortgage loans. Due to the use of call options and lockouts, and by selecting appropriate maturity sectors, callable debt provides an element of protection for the prepayment risk in the mortgage portfolios. The duration of callable debt, like that of a mortgage, shortens when interest rates decrease and lengthens when interest rates increase.

The prepayment option on an Advance can create interest-rate risk. If a member prepays an Advance, we could suffer lower future income if the principal portion of the prepaid Advance was reinvested in lower yielding assets that continue to be funded by higher cost debt. To protect against this risk, we charge a prepayment fee, thereby creating minimal market risk. See Notes to Financial Statements - Note 8 - Advances for more information on prepayment fees and their impact on our financial results.

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

•
Basis Risk - Changes in spreads or valuations between financial assets and the instruments funding the assets caused by asymmetric interest rate movements in different interest rate curves that are linked to the financial assets and the funding instruments. For example, our mortgage assets are sensitive to the LIBOR curve, while our mortgage liabilities, primarily CO Bonds, are sensitive to the Consolidated Obligations curve;

•
Volatility - Varying values of assets or liabilities with embedded options, such as mortgages and callable bonds, created by the changing expectations of the magnitude or frequency of interest rate fluctuations. Increasing levels of volatility increase the value of embedded options owned;

•
Option-Adjusted Spread - Changes to the value of assets with embedded options, particularly mortgages and MBS, reflecting fluctuations of the value attributed to the embedded options rather than yield curve movements. The option-adjusted spread for mortgage-related assets tends to reflect supply and demand for such assets. Widening of option-adjusted spread reduces the market value of an existing mortgage, while tightening of option-adjusted spread tends to increase this market value; and

•
Prepayment Speeds - Variations from expected levels of principal payments on mortgage loans in a portfolio or supporting an MBS alter their cash flows, yields, and values, particularly in cases where the loans or MBS are acquired at a premium or discount.

Duration of Equity. Duration of equity is a measure of interest-rate risk and a primary metric used to manage our market risk exposure. It is an estimate of the percentage change (expressed in years) in our market value of equity that could be caused by a 100 basis point parallel upward or downward shift in the interest-rate curves. We value our portfolios using two main interest-rate curves, the LIBOR curve and the CO curve. The market value and interest-rate sensitivity of each asset, liability, and off balance sheet position is computed to determine our duration of equity. We calculate duration of equity using the interest-rate curves as of the date of calculation and for scenarios where interest-rate curves are 200 basis points higher or lower than the initial level. Our board of directors determines acceptable ranges for duration of equity. A negative duration of equity suggests adverse exposure to falling rates and a favorable response to rising rates, while a positive duration suggests adverse exposure to rising rates and a favorable response to falling rates.

The following table presents the effective duration of equity levels for our total position which are subject to internal policy guidelines:

	-200 basis points*	0 basis points	+200 basis points
December 31, 2011	(6.9) years	(1.5) years	2.4 years
December 31, 2010	(1.0) years	0.6 years	2.9 years

*
Our internal policy guidelines provide for the calculation of the duration of equity, in a low-rate environment, to be based on the Finance Agency Advisory Bulletin 03-09, as modified September 3, 2008. Under these guidelines, our duration of equity was (1.5) years at December 31, 2011, and 0.6 years at December 31, 2010.

We were in compliance with the duration of equity limits established at both dates.

Duration Gap. The duration gap is the difference between the effective duration of total assets and the effective duration of total liabilities, adjusted for the effect of derivatives. A positive duration gap signals an exposure to rising interest rates because it indicates that the duration of assets exceeds the duration of liabilities. A negative duration gap signals an exposure to declining interest rates because the duration of assets is less than the duration of liabilities. The duration gap was (2.1) months at December 31, 2011, compared to (0.6) months at December 31, 2010.

Convexity. Convexity measures how fast duration changes as a function of interest-rate changes. Measurement of convexity is important because of the optionality embedded in the mortgage and callable debt portfolios. The mortgage portfolios exhibit negative convexity due to the embedded prepayment options. Management routinely reviews convexity and considers it when developing funding and hedging strategies for the acquisition of mortgage-based assets. A primary strategy for managing convexity risk arising from our mortgage portfolio is the issuance of callable debt. The negative convexity of the mortgage assets is partially offset by the positive convexity of underlying callable debt.

Market Risk-Based Capital Requirement. We are subject to the Finance Agency's risk-based capital regulations. This regulatory framework requires the maintenance of sufficient permanent capital to meet the combined credit risk, market risk, and operations risk components. Our permanent capital is defined by the Finance Agency as Class B Stock (including MRCS) and Retained Earnings. The market risk-based capital component is the sum of two factors. The first factor is the market value of the portfolio at risk from movements in interest rates that could occur during times of market stress. This estimation is accomplished through an internal VaR-based modeling approach that was approved by the Finance Board (predecessor to the Finance Agency) before the implementation of our capital plan. The second factor is the amount, if any, by which the current market value of total regulatory capital is less than 85% of the book value of total regulatory capital. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Capital Resources - Adequacy of Capital for more information about our risk-based capital requirement.

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

	As of the	Years Ended
VaR	Years Ended	High	Low	Average
December 31, 2011	$136	$305	$131	$221
December 31, 2010	286	286	155	216

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

	-200 basis points	+200 basis points
December 31, 2011	(3.0)%	0.4%
December 31, 2010	0.1%	(4.0)%

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

Hedging Debt Issuance. When CO Bonds are issued, we often use the derivatives market to create funding that is more attractively priced than the funding available in the Consolidated Obligations market. To reduce funding costs, we may enter into interest rate exchange agreements concurrently with the issuance of Consolidated Obligations. A typical hedge of this type occurs when a CO Bond is issued, while we simultaneously execute a matching interest rate exchange agreement. The counterparty pays a rate on the swap to us, which is designed to mirror the interest rate we pay on the CO Bond. In this transaction we typically pay a variable interest rate, generally LIBOR, which closely matches the interest payments we receive on short-term or variable-rate Advances or investments. This intermediation between the capital and swap markets permits the acquisition of funds by us at lower all-in costs than would otherwise be available through the issuance of simple fixed- or floating-rate Consolidated Obligations in the capital markets. Occasionally, interest rate exchange agreements are executed to hedge Discount Notes.

Hedging Advances. Interest-rate swaps are also used to increase the flexibility of Advance offerings by effectively converting the specific cash flows or characteristics that the borrower prefers into cash flows or characteristics that may be more readily or cost effectively funded in the debt markets.

Hedging Investments. Some interest rate exchange agreements are executed to hedge investments. In addition, interest-rate caps are purchased to reduce the risk inherent in floating-rate instruments that include caps as part of the structure.

Other Hedges. On an infrequent basis, we may act as an intermediary between certain smaller member institutions and the capital markets by executing interest rate exchange agreements with members. We occasionally use derivatives, such as swaptions, to maintain our risk profile within the approved risk limits set forth in our RMP.

The volume of derivative hedges is often expressed in terms of notional amount, which is the amount upon which interest payments are calculated. The following table highlights the notional amounts by type of hedged item, hedging instrument, and hedging objective ($ amounts in millions):

Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	December 31, 2011	December 31, 2010
Advances:
Pay fixed, receive floating interest-rate swap (without options)	Converts the Advance’s fixed rate to a variable rate index.	Fair-value	$10,009	$8,694
Pay fixed, receive floating interest-rate swap (with options)	Converts the Advance’s fixed rate to a variable rate index and offsets option risk in the Advance.	Fair-value	1,561	2,132
		Economic	15	20
Pay floating with embedded features, receive floating interest-rate swap (non-callable)	Reduces interest rate sensitivity and repricing gaps by converting the Advance’s variable rate to a different variable rate index and/or offsets embedded option risk in the Advance.	Fair-value	10	10
Investments:
Pay fixed, receive floating interest-rate swap	Converts the investment’s fixed rate to a variable rate index.	Fair-value	2,025	2,025
		Economic	—	1
Interest-rate cap	Offsets the interest-rate cap embedded in a variable rate investment.	Economic	305	75
Mortgage Loans:
Forward settlement agreement	Protects against changes in market value of fixed rate mortgage delivery commitments resulting from changes in interest rates.	Economic	70	126
CO Bonds:
Receive fixed, pay floating interest-rate swap (without options)	Converts the bond’s fixed rate to a variable rate index.	Fair-value	15,114	16,222

Receive fixed, pay floating interest-rate swap (with options)	Converts the bond’s fixed rate to a variable rate index and offsets option risk in the bond.	Fair-value	4,797	3,375

Receive floating with embedded features, pay floating interest-rate swap (callable)	Reduces interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or offsets embedded option risk in the bond.	Fair-value	220	210
Receive-float with embedded features, pay floating interest rate swap (non-callable)	Reduces interest rate sensitivity and repricing gaps by converting the bond's variable rate to a different variable rate index and/or offsets embedded option risk in the bond.	Fair-value	115	—
Discount Notes:
Receive fixed, pay floating interest-rate swap	Converts the Discount Note’s fixed rate to a variable rate index.	Economic	749	476
Stand-Alone Derivatives:
Mortgage delivery commitments	Protects against fair value risk associated with fixed rate mortgage purchase commitments.	Economic	68	57
Total			$35,058	$33,423

The above table includes interest-rate swaps and caps, TBA MPP hedges, and mandatory delivery commitments. Complex swaps include, but are not limited to, step-up and range bonds. The level of different types of derivatives is contingent upon and tends to vary with our balance sheet size, Advances demand, MPP purchase activity, and Consolidated Obligation issuance levels.

Interest-Rate Swaps. The following table presents the amount swapped by interest-rate payment terms for AFS securities, Advances, CO Bonds, and Discount Notes:

	December 31, 2011			December 31, 2010
Interest-Rate Payment Terms	Total Outstanding	Amount Swapped	% Swapped	Total Outstanding	Amount Swapped	% Swapped
AFS securities:
Total fixed-rate	$2,435	$2,333	96%	$2,642	$2,260	86%
Total variable-rate	618	—	—%	669	—	—%
Total AFS securities, amortized cost	$3,053	$2,333	76%	$3,311	$2,260	68%

Advances:
Total fixed-rate	$14,176	$11,585	82%	$13,763	$10,846	79%
Total variable-rate	3,592	10	—%	3,874	10	—%
Total Advances, par value	$17,768	$11,595	65%	$17,637	$10,856	62%

CO Bonds:
Total fixed-rate	$29,957	$19,660	66%	$31,570	$19,597	62%
Total variable-rate	335	335	100%	210	210	100%
Total CO Bonds, par value	$30,292	$19,995	66%	$31,780	$19,807	62%

Discount Notes:
Total fixed-rate	$6,536	$750	11%	$8,926	$477	5%
Total variable-rate	—	—	—%	—	—	—%
Total Discount Notes, par value	$6,536	$750	11%	$8,926	$477	5%

See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk Management - Derivatives for information on credit risk related to derivatives.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be included in this Annual Report on Form 10-K begin on page F-1.

Quarterly Results

Supplementary unaudited financial data for each full quarter within the two years ended December 31, 2011, and 2010, are included in the tables below ($ amounts in millions).

Year Ended December 31, 2011	1st Quarter 2011	2nd Quarter 2011	3rd Quarter 2011	4th Quarter 2011	Total
Total Interest Income	$187	$177	$170	$169	$703
Total Interest Expense	127	121	114	110	472
Net Interest Income	60	56	56	59	231
Provision for Credit Losses	1	1	2	1	5
Net Interest Income After Provision for Credit Losses	59	55	54	58	226
Net Other-Than-Temporary Impairment Losses Recognized on Held-to-Maturity Securities	(18)	(3)	(5)	(1)	(27)
Net Realized Gains (Losses) from Sale of Available-for-Sale Securities	—	(2)	6	—	4
Net Gains (Losses) on Derivative and Hedging Activities	—	(4)	(7)	(2)	(13)
Loss on Extinguishment of Debt	—	—	—	—	—
All Other Income	—	1	1	1	3
Total Other Income (Loss)	(18)	(8)	(5)	(2)	(33)
Total Other Expenses	13	14	16	15	58
Income Before Assessments	28	33	33	41	135
Assessments	8	9	3	5	25
Net Income	$20	$24	$30	$36	$110

Year Ended December 31, 2010	1st Quarter 2010	2nd Quarter 2010	3rd Quarter 2010	4th Quarter 2010	Total
Total Interest Income	$210	$205	$226	$199	$840
Total Interest Expense	148	149	144	132	573
Net Interest Income	62	56	82	67	267
Provision for Credit Losses	—	—	—	1	1
Net Interest Income After Provision for Credit Losses	62	56	82	66	266
Net Other-Than-Temporary Impairment Losses Recognized on Held-to-Maturity Securities	(6)	(62)	—	(2)	(70)
Net Realized Gains from Sale of Available-for-Sale Securities	—	—	—	2	2
Net Gains (Losses) on Derivative and Hedging Activities	(1)	(1)	2	7	7
Loss on Extinguishment of Debt	—	—	(1)	(1)	(2)
All Other Income	—	1	—	3	4
Total Other Income (Loss)	(7)	(62)	1	9	(59)
Total Other Expenses	11	11	14	19	55
Income (Loss) Before Assessments	44	(17)	69	56	152
Assessments, net	12	(4)	18	15	41
Net Income (Loss)	$32	$(13)	$51	$41	$111

Deposits

A summary of the average rates we paid on Interest-Bearing Deposits greater than 10% of average total deposits is presented in the following table ($ amounts in millions):

	Years Ended December 31,
	2011	2010	2009
Interest-Bearing Overnight Deposits:
Average balance	$733	$541	$847
Average rate paid	0.02%	0.04%	0.05%
Interest-Bearing Demand Deposits:
Average balance	$289	$175	$129
Average rate paid	0.01%	0.02%	0.02%

The aggregate amount of time deposits with a denomination of $100 thousand or more was $0, $15.0 million and $15.2 million as of December 31, 2011, 2010, and 2009, respectively. The time deposits outstanding at December 31, 2010 had a remaining maturity of less than three months. The time deposits outstanding at December 31, 2009 had a remaining maturity of between three and six months.

Short-term Borrowings

A summary of our short-term borrowings for which the average balance outstanding exceeded 30% of capital is presented in the table below ($ amounts in millions):

	Discount Notes			CO Bonds With Original Maturities of One Year or Less
Short-term Borrowings	2011	2010	2009	2011	2010	2009
Outstanding at year end	$6,536	$8,925	$6,250	$5,995	$11,430	$12,284
Weighted average rate at year end	0.07%	0.15%	0.12%	0.15%	0.34%	0.69%
Daily average outstanding for the year	$7,980	$9,296	$14,756	$8,257	$8,438	$11,129
Weighted average rate for the year	0.10%	0.16%	0.58%	0.27%	0.48%	1.00%
Highest outstanding at any month end	$9,993	$13,827	$24,539	$11,430	$11,430	$12,809

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act of 1934 ("Exchange Act"), as amended is: (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and (b) accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal accounting officer, to allow timely decisions regarding required disclosures. As of December 31, 2011, we conducted an evaluation, under the supervision, and with the participation, of our management, including our Chief Executive Officer (the principal executive officer), Chief Operating Officer - Chief Financial Officer (the principal financial officer) and Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer, Chief Operating Officer - Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Internal Control Over Financial Reporting

Management's Report on Internal Control over Financial Reporting. Our management's report on internal control over financial reporting appears on page F-2 of this Annual Report and is incorporated herein by reference.

The effectiveness of our internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in its report dated March 20, 2012, which appears on page F-3 of this Annual Report and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting, as defined in rules 13a-15(f) and 15(d)-15(f) of the Exchange Act, that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls. We do not expect that our disclosure controls and procedures and other internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can only be reasonable assurance that any design will succeed in achieving its stated goals under all potential future conditions. Additionally, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The Federal Home Loan Bank Act of 1932, as amended ("Bank Act") divides the directorships of the 12 Federal Home Loan Banks ("FHLBanks") into two categories, "member" directorships and "independent" directorships. Both types of directorships are filled by a vote of the members. No member of an FHLBank's management may serve as a director of that FHLBank. Elections for member directors are held on a state-by-state basis. Independent directors are elected at-large by all the members in the FHLBank district without regard to the state.

Under the Bank Act, member directorships must always make up a majority of the board of directors' seats, and the independent directorships must comprise at least 40% of the entire board of directors. A Federal Housing Finance Agency ("Finance Agency") Order issued June 3, 2011 provides that we have eighteen seats on our board of directors for 2012, consisting of five Indiana member directors, five Michigan member directors, and eight independent directors. The term of office for directors elected after July 30, 2008 is four years, unless otherwise adjusted by the Director of the Finance Agency in order to achieve an appropriate staggering of terms (with approximately one-fourth of the directors' terms expiring each year). Directors may not serve more than three consecutive full terms.

Finance Agency regulations permit, but do not require, the board of directors to conduct an annual assessment of the skills and experience possessed by the board of directors as a whole and to determine whether the capabilities of the board of directors would be enhanced through the addition of individuals with particular skills and experience. We may identify those qualifications and so inform the voting members as part of our nomination and balloting process; however, by regulation as described below, we may not exclude a member director nominee from the election ballot on the basis of those qualifications so identified. For the 2011 director elections, our board of directors listed in its request for nominations certain desirable candidate financial and industry experiences, but no particular qualifications were required as part of its nomination, balloting and election process.

Nomination of Member Directors. Member directors are required by statute and regulation to meet certain specific criteria in order to be eligible to be elected and serve as directors. To be eligible, an individual must: (i) be an officer or director of a member institution located in the state in which there is an open member director position; (ii) represent a member institution that is in compliance with the minimum capital requirements established by its regulator; and (iii) be a United States citizen. These criteria are the only permissible eligibility criteria that member directors must be required to meet, and the FHLBanks are not permitted to establish additional eligibility or qualifications criteria for member directors or nominees.

Each eligible institution may nominate representatives from member institutions in its respective state to serve terms on the board of directors as member directors. As a matter of statute and regulation, only FHLBank shareholders may nominate and elect member directors. Specifically, member institutions that hold stock in the FHLBank as of the record date (i.e., December 31 of the year prior to the year in which the election is held) are entitled to participate in the election process. Individual FHLBank directors are not permitted to nominate or elect member directors, except to fill a vacancy for the remainder of an unexpired term. With respect to member directors, under Finance Agency regulations, no director, officer, employee, attorney or agent of an FHLBank (except in his or her personal capacity) may, directly or indirectly, support the nomination or election of a particular individual for a member directorship. As a result of this structure for FHLBank member director nominations and elections, we do not know what specific experience, qualifications, attributes or skills (other than satisfying the regulatory criteria described above) led our member institutions to conclude that the member director nominees should serve as a director of our Bank.

Nomination of Independent Directors. Independent director nominees also must meet certain statutory and regulatory eligibility criteria. Each independent director must be a United States citizen and a bona fide resident of Michigan or Indiana. Before nominating any individual for an independent directorship, other than for a public interest directorship, our Bank's board of directors must determine that the nominee's knowledge or experience is commensurate with that needed to oversee a financial institution with a size and complexity that is comparable to that of our Bank.

Under the Bank Act, there are two types of independent directors:

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

The Bank Act prohibits an independent director from serving as an officer of any FHLBank and from serving as a director, officer, or employee of any member of the FHLBank on whose board the director sits, or of any recipient of any Advances from that FHLBank.

Pursuant to the Bank Act and Finance Agency regulations, the Executive/Governance Committee of the board of directors, after consultation with our Affordable Housing Advisory Council regarding all independent director nominees, nominates candidates for the independent director positions on our board of directors. Individuals interested in serving as independent directors may submit an application for consideration by the Executive/Governance Committee. The application form is available on our website at www.fhlbi.com. Member institutions may also nominate independent director candidates for the Executive/Governance Committee to consider. The conclusion that the independent directors and independent director nominees should serve as directors of the FHLBank is based upon the satisfaction, by such persons, of the regulatorily prescribed eligibility criteria listed above. Under these regulations, the board of directors then submits the slated independent director candidates to the Finance Agency for its review and possible comment. Once the Finance Agency has accepted candidates for the independent director positions, we hold a district-wide election for those positions.

Under the Finance Agency regulations, if the board of directors nominates just one independent director candidate per open seat, each candidate must receive at least 20% of the votes that are eligible to be cast in order for that individual to be elected. If there is more than one candidate for each open independent director seat, then the requirement that the elected candidate must receive at least 20% of the votes eligible to be cast does not apply.

2011 Member and Independent Director Elections. Voting rights and processes with regard to the election of member directors and independent directors are set forth in the Bank Act and Finance Agency regulations. For the election of both member directors and independent directors, each eligible institution is entitled to cast one vote for each share of stock that it was required to hold as of the record date; however, the number of votes that a member institution may cast for each directorship cannot exceed the average number of shares of stock that were required to be held by all member institutions located in that state on the record date.

The only matter submitted to a vote of our shareholders in 2011 was the election of certain member directors and independent directors, which occurred in the fourth quarter. In 2011 nomination and election of member directors and independent directors were conducted by mail. No meeting of the members was held with regard to either election. The board of directors does not solicit proxies, nor are eligible institutions permitted to solicit or use proxies to cast their votes in an election for directors. The election was conducted in accordance with the Bank Act and Finance Agency regulations. See our Form 8-K filed on November 4, 2011 for more information regarding our election of directors.

Our directors are listed in the table below. The information below includes all directors that served in 2011 and current directors as of March 20, 2012.

Name	Age	Director Since	Term Expiration	Independent (elected by District) or Member (elected by State)
Jonathan P. Bradford (3)	62	4/24/2007	12/31/2012	Independent
Paul C. Clabuesch (1)	63	1/1/2003	12/31/2015	Member (MI)
Matthew P. Forrester	55	1/1/2010	12/31/2013	Member (IN)
Timothy P. Gaylord	57	1/1/2005	12/31/2015	Member (MI)
Michael J. Hannigan, Jr.	67	4/24/2007	12/31/2013	Independent
Carl E. Liedholm	71	1/1/2009	12/31/2012	Independent
James L. Logue, III	59	4/24/2007	12/31/2013	Independent
Robert D. Long	57	4/24/2007	12/31/2015	Independent
James D. MacPhee	64	1/1/2008	12/31/2014	Member (MI)
Dan L. Moore	61	1/1/2011	12/31/2014	Member (IN)
Christine Coady Narayanan	48	1/1/2008	12/31/2015	Independent
Jeffrey A. Poxon (2)	65	6/15/2006	12/31/2013	Member (IN)
John L. Skibski	47	1/1/2008	12/31/2015	Member (MI)
Elliot A. Spoon (3)	61	1/1/2008	12/31/2014	Independent
Thomas R. Sullivan	61	1/1/2011	12/31/2014	Member (MI)
Larry A. Swank	69	1/1/2009	12/31/2014	Independent
Maurice F. Winkler, III	56	1/1/2009	12/31/2012	Member (IN)
Christopher A. Wolking	52	1/1/2009	12/31/2012	Member (IN)

(1)	On November 17, 2011 our board of directors elected Mr. Clabuesch as Chair for a two-year term expiring December
31, 2013.

(2)	On November 17, 2011 our board of directors elected Mr. Poxon as Vice-Chair for a two-year term expiring December 31, 2013.

(3)	Public Interest Director designation.

The following is a summary of the background and business experience of each of our directors. Except as otherwise indicated, for at least the last five years, each director has been engaged in his or her principal occupation as described below.

Jonathan P. Bradford is the President and Chief Executive Officer of Inner City Christian Foundation, in Grand Rapids, Michigan, and has held that position since 1981. Inner City Christian Foundation is involved in the development of affordable housing, as well as housing education and counseling. As President and Chief Executive Officer of Inner City Christian Foundation, Mr. Bradford has developed the organization's real estate development financing system and has guided the development of over 500 housing units and approximately 70,000 square feet of commercial space. Mr. Bradford also serves as the Vice President of the Board of the Michigan Non-Profit Housing Corporation and is a board member of the Genesis Non-Profit Housing Corporation in Grand Rapids, Michigan. Mr. Bradford holds a Master's Degree in Social Work from the University of Michigan with a concentration in housing and community development policy and planning. He is also licensed in the State of Michigan as a residential building contractor. Mr. Bradford currently serves as Vice Chair of the Affordable Housing Committee, and also serves on our Executive/Governance and Finance Committees.
Paul C. Clabuesch serves as the Chair of our board of directors. He is the past Chairman, President, and Chief Executive Officer of Thumb Bancorp, Inc., a bank holding company, and Thumb National Bank and Trust, in Pigeon, Michigan, a position in which he served from 1985 through 2009, when he was named Chairman Emeritus of Thumb National Bank and Trust. Mr. Clabuesch's career with that bank began in 1973. Mr. Clabuesch also serves as a member of the board of directors of two bank holding companies, Rogers Bancshares, Inc. and Citizens Bancshares, Inc. During his career, Mr. Clabuesch has held numerous leadership positions with the Michigan Bankers Association, including service as Chairman of its board, Treasurer, and membership on its Executive Council. Mr. Clabuesch was also named the Michigan Bankers Association's Banker of the Year in 2008. Mr. Clabuesch served as a member of the Board of Trustees of Scheurer Hospital, Pigeon, Michigan, from 1975 to 2010. In addition to serving as the Chair of our board of directors, Mr. Clabuesch serves as Chair of the Executive/Governance Committee and is an ex-officio member of all board of directors' committees.

Matthew P. Forrester is the President and Chief Executive Officer of River Valley Financial Bank in Madison, Indiana, and River Valley Bancorp, a thrift holding company in Madison, Indiana. Mr. Forrester has held those positions since 1999. Prior to that, Mr. Forrester was Chief Financial Officer of Home Loan Bank in Fort Wayne, Indiana, and Senior Vice President and Treasurer for its holding company, Home Bancorp. Mr. Forrester held those positions for 14 years. Before joining Home Loan Bank, Mr. Forrester served as an examiner for the Indiana Department of Financial Institutions for three years. Mr. Forrester holds a bachelor's degree from Wabash College and a master of business administration degree from St. Francis College. Mr. Forrester currently serves on our Audit and Budget/Information Technology Committees.
Timothy P. Gaylord is the President and Chief Executive Officer of Capital Directions, Inc., a bank holding company in Mason, Michigan, and Mason State Bank, its banking subsidiary, and has held those positions since 1995. Mr. Gaylord is a graduate of Central Michigan University, and has completed additional course work in management, strategic planning and finance from several graduate management and banking schools. Mr. Gaylord currently serves as Chair of our Finance Committee and Vice Chair of our Audit Committee. In addition, Mr. Gaylord serves on our Executive/Governance Committee.
Michael J. Hannigan, Jr. has been involved in mortgage banking and related businesses for more than 25 years. Currently, he is the President of The Hannigan Company, LLC, a real estate development company in Carmel, Indiana, and has held that position since 2006 when he formed the company. From 1986 to 2006, Mr. Hannigan was the Executive Vice President and a director of The Precedent Companies, LLC. Mr. Hannigan previously served as a Senior Vice President and director of Union Federal Savings Bank. During his career, Mr. Hannigan has been involved as a director and founding partner of several companies involved in residential development, home building, private water utility service, industrial development, and private capital acquisition. Since 2009, Mr. Hannigan has served as Program Manager for the Indiana Builders Association, a trade association. Mr. Hannigan currently serves as Chair of our Affordable Housing Committee, as Vice Chair of our Budget/Information Technology Committee, as Vice Chair of our Human Resources Committee, and as Secretary of our Executive/Governance Committee. He has previously served as Vice Chair of our Board of Directors and Vice Chair of the Council of FHLBanks.
Carl E. Liedholm, PhD, is a Professor of Economics at Michigan State University in East Lansing, Michigan, and has held that position since 1965. He has taught graduate and post-graduate courses and presented seminars on international finance, banking and housing matters. Mr. Liedholm has over four decades of experience in generating and analyzing financial and other performance data from enterprises in over two dozen countries. Mr. Liedholm earned his bachelor's degree from Pomona College and his doctoral degree from the University of Michigan. He has published numerous books and monographs on economics and related matters. Mr. Liedholm currently serves on our Affordable Housing and Finance Committees.
James L. Logue, III is the Senior Vice President and Chief Operating Officer of Great Lakes Capital Fund, a housing finance and development company in Lansing, Michigan, and has held that position since 2003. Prior to that time, Mr. Logue served as the Executive Director of the Michigan State Housing Development Authority since 1991. Mr. Logue has over 30 years' experience in affordable housing and finance matters. He served as Deputy Assistant Secretary for Multifamily Housing Programs at the United States Department of Housing and Urban Development in 1988 - 1989, and has been involved in various capacities with the issuance of housing bonds and the management of multi-billion dollar housing portfolios. Mr. Logue serves as a board member of the National Housing Trust, Washington, D.C., and the Corporation for Supportive Housing, New York, New York. Mr. Logue currently serves as Chair of our Budget/Information Technology Committee, and also serves on our Executive/Governance and Affordable Housing Committees.

Robert D. Long retired from KPMG, LLP on December 31, 2006, where he was the Office Managing Partner in the Indianapolis, Indiana office since 1999, and had served as an Audit Partner for KPMG since 1988. As an audit partner, Mr. Long served a number of companies with public, private and cooperative ownership structures, in a variety of industries, including banking, finance and insurance. Mr. Long served as Board Chairman for Kenra, Ltd., a provider of hair care products, until the company was sold in December 2010. Mr. Long is also a member of the board and Chair of the Audit Committee for Schulman Associates Institutional Review Board, Inc., a company providing independent review services to pharmaceutical and clinical research companies. Since August 2010, Mr. Long has been a member of the board and Chair of the Audit Committee of Beefeaters Holding Company, Inc., a pet food company. Mr. Long currently serves as Chair of our Audit Committee, and also serves on our Finance and Human Resources Committees.

James D. MacPhee is the Chief Executive Officer and a director of Kalamazoo County State Bank in Schoolcraft, Michigan, and has served in that position since 1991. Mr. MacPhee also serves as a director of First State Bank in Decatur, Michigan. Mr. MacPhee has worked in the financial services industry since 1968. During his career, Mr. MacPhee has held leadership positions with the Community Bankers of Michigan (formerly the Michigan Association of Community Bankers) and the Independent Community Bankers of America, and is immediate past chair of the latter organization. He holds an undergraduate degree in business and finance from Kalamazoo Valley Community College and an executive master of business administration degree in bank management from the University of Michigan. Mr. MacPhee currently serves on our Budget/Information Technology and Human Resources Committees.
Dan L. Moore is the President and Chief Executive Officer of Home Bank SB in Martinsville, Indiana, and has served in that position since 2006. Prior to that time, Mr. Moore served as that bank's Executive Vice President and Chief Operating Officer. Mr. Moore has also served as a director of Home Bank SB since 2000. He has been employed by Home Bank SB since 1978. Mr. Moore is a graduate of Indiana State University and holds a Master of Science degree in management from Indiana Wesleyan University. Mr. Moore currently serves on our Human Resources and Audit Committees.
Christine Coady Narayanan is the President and Chief Executive Officer of Opportunity Resource Fund, formerly known as Michigan Interfaith Trust Fund in Lansing, Michigan, having served in that position since October 2004. Opportunity Resource Fund is a non-profit community development financial institution engaged in lending for affordable housing and community development purposes. Ms. Narayanan has held various positions with the Opportunity Resource Fund and its predecessor organization since 1989, and served as its Executive Director from 1997 to 2004. Ms. Narayanan currently serves as Chair of our Human Resources Committee, and also serves on our Affordable Housing and Budget/Information Technology Committees.
Jeffrey A. Poxon serves as Vice Chair of our board of directors. He is the Vice President - Investment Research of The Lafayette Life Insurance Company in Cincinnati, Ohio, a member of the Western & Southern Financial Group, having previously served as its Chief Investment Officer. Mr. Poxon has been with Lafayette Life since 1979, was appointed Chief Investment Officer in 1987, and was promoted to Senior Vice President in 1995. He is also a director of LSB Financial Corporation, Lafayette, Indiana and a director of its banking subsidiary, Lafayette Savings Bank, FSB in Lafayette, Indiana, having served in those capacities since 1992. Lafayette Savings Bank, FSB is a member of our Bank. In addition to serving as Vice Chair of our board of directors, Mr. Poxon currently serves as Vice Chair of our Executive/Governance Committee. Mr. Poxon also serves on our Audit and Finance Committees.
John L. Skibski is the Executive Vice President and Chief Financial Officer of MBT Financial Corp., a bank holding company located in Monroe, Michigan, and Monroe Bank and Trust, its banking subsidiary. Mr. Skibski has held those positions since 2004, and has been a director of both companies since 2008. Mr. Skibski has over 20 years' experience in banking in various financial controls capacities. He holds a bachelor's degree and a master of business administration degree from the University of Toledo. Mr. Skibski currently serves on our Executive/Governance, Audit and Budget/Information Technology Committees.
Elliot A. Spoon is an Assistant Dean and a Professor of Law in Residence at Michigan State University College of Law in East Lansing, Michigan, and has held that position since 2001. Before beginning his teaching career, Mr. Spoon practiced law for 26 years. Mr. Spoon currently teaches in the areas of securities regulation, mortgage banking, corporate finance and accounting for lawyers, and practiced in these areas when he was in private practice. In 2009, the State of Michigan Office of Financial and Insurance Regulation appointed Mr. Spoon to the SAFE Mortgage Test National Review Committee. He served on that committee through 2011. Mr. Spoon has served as co-chair of the Midwest Securities Law Institute since 2004. Mr. Spoon currently serves on our Affordable Housing, Audit, and Finance Committees.
Thomas R. Sullivan is the President, Chief Executive Officer, and a director of Firstbank Corporation, an SEC-registrant, multi-bank holding company in Alma, Michigan, and has held those positions since 2000. Mr. Sullivan was President and Chief Executive Officer of Firstbank (Mt. Pleasant), a state bank subsidiary of Firstbank Corporation in Mt. Pleasant, Michigan, from 1991 through January 2007. Mr. Sullivan has over 35 years of banking experience. He has previously served on the Community Bankers Council of the American Bankers Association, as a director of the Michigan Bankers Association, and as a member of the Regulation Review Committee of the Independent Community Bankers of America. Mr. Sullivan received a bachelor's degree from Wayne State University, and has attended several banking schools during his career. Mr. Sullivan currently serves on our Finance and Human Resources Committees.

Larry A. Swank is President and Chief Executive Officer of Sterling Group, Inc. and affiliated companies in Mishawaka, Indiana. Mr. Swank has served as President and Chief Executive Officer of Sterling Group, Inc. since 1979. The principal business of that company and its affiliates involves the acquisition, development, construction and management of multi-family housing. Mr. Swank's company manages over 50 properties in 12 states. Mr. Swank has served as a director of the National Association of Home Builders since 1995 and as a member of its Executive Board since 1997. He has served as Chair of that association's housing finance committee on three separate occasions. Mr. Swank currently serves on our Affordable Housing and Budget/Information Technology Committees.

Maurice F. Winkler, III is President and Chief Executive Officer of Peoples Federal Savings Bank of DeKalb County in Auburn, Indiana. He is also President and Chief Executive Officer of Peoples Bancorp (previously an SEC registrant), the holding company of Peoples Federal Savings Bank of DeKalb County. Mr. Winkler has held those positions since 1996 and served as Chief Financial Officer of the bank and the holding company from 1987 to 1996. He has also been a director of Peoples Bancorp since 1993. Mr. Winkler has over 30 years' experience in banking. He previously served on the board of directors of the Indiana Bankers Association. Mr. Winkler received a bachelor's degree from Purdue University. He currently serves on our Budget/Information Technology and Human Resources Committees.
Christopher A. Wolking is the Senior Executive Vice President and Chief Financial Officer of Old National Bancorp in Evansville, Indiana, and has held those positions since January 2005. Prior to that time, he served as Senior Vice President and Treasurer of Old National Bancorp since February 1999. Mr. Wolking has over 25 years' experience in commercial banking, primarily in treasury and finance roles. Mr. Wolking is a graduate of the University of Tulsa with degrees in finance and economics, and obtained his master of business administration degree from Western Michigan University. Mr. Wolking currently serves as Vice Chair of our Finance Committee, and also serves on our Audit Committee.
Nominating Committee. Our board of directors does not have a nominating committee with respect to member director positions because, as explained above, member directors are nominated by our members. As noted, the Executive/Governance Committee, after consultation with our Affordable Housing Advisory Council, nominates candidates for independent director positions.

Our board of directors, with input from the Executive/Governance Committee, elects a Chair and a Vice Chair to two-year terms.

Audit Committee and Audit Committee Financial Expert. Our board of directors has an Audit Committee that was comprised of the following members as of December 31, 2011:

Robert D. Long, Audit Committee Chair
Timothy P. Gaylord, Audit Committee Vice Chair
Matthew P. Forrester
Jeffrey A. Poxon
John L. Skibski
Elliot A. Spoon
Christopher A. Wolking
Paul C. Clabuesch, Ex-Officio Voting Member

The 2012 Audit Committee is made up of the following members as of March 20, 2012:

Robert D. Long, Audit Committee Chair
Timothy P. Gaylord, Audit Committee Vice Chair
Matthew P. Forrester
Dan L. Moore
Jeffrey A. Poxon
John L. Skibski
Elliot A. Spoon
Christopher A. Wolking
Paul C. Clabuesch, Ex-Officio Voting Member

Our board of directors has determined that Mr. Long is the Audit Committee Financial Expert due to his previous experience as an audit partner at a major public accounting firm. As discussed more fully in Item 13. Certain Relationships and Related Transactions and Director Independence, all Audit Committee members meet the tests for independence under the regulations of the Finance Agency. Our board of directors has determined that no member director may qualify as "independent" under the New York Stock Exchange rules definition due to the cooperative nature of the FHLBank with its members.

The Bank Act requires the FHLBanks to comply with the substantive audit committee director independence rules applicable to issuers of securities under the rules adopted pursuant to the Securities Exchange Act of 1934, as amended ("Exchange Act"). Those rules provide that, to be considered an independent member of an audit committee, a director may not be an affiliated person of the registrant. The term "affiliated person" means a person that directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, the registrant. The rule provides a "safe harbor," whereby a person will not be deemed an affiliated person if the person is not the beneficial owner, directly or indirectly, of more than 10% of any class of voting securities of the registrant. All of our Audit Committee member directors' institutions presently meet this safe harbor.

Executive Officers

Our Executive Officers, as determined under Securities and Exchange Commission ("SEC") rules ("Executive Officers"), are listed in the table below. Each officer serves a term of office of one calendar year or until the election and qualification of his or her successor, provided, however, that pursuant to the Bank Act, our board of directors may dismiss any officer at any time. Except as indicated below, each officer has been employed in the principal occupation listed below for at least five years.

Name	Age	Position
Milton J. Miller, II (1)	56	President - Chief Executive Officer
Cindy L. Konich (2)	55	Executive Vice President - Chief Operating Officer - Chief Financial Officer
Jonathan R. West (3)	55	Executive Vice President - Chief Operating Officer - Business Operations
Sunil U. Mohandas (4)	52	Senior Vice President - Chief Risk Officer
K. Lowell Short, Jr. (5)	55	Senior Vice President - Chief Accounting Officer
Gregory L. Teare (6)	58	Senior Vice President - Chief Banking Officer

(1)
Mr. Miller was selected by our board of directors to serve as President - Chief Executive Officer effective July 16, 2007. Previously, Mr. Miller was the Senior Vice President - Chief Financial Officer prior to his retirement from the Bank effective December 29, 2006. Mr. Miller currently serves on the board of directors of the Office of Finance and is the Chairman of the Board of the Financing Corporation. In 2008, Mr. Miller was appointed to the board of directors of Pentegra Defined Benefit Plan for Financial Institutions, which is part of Pentegra Retirement Services. Pentegra Retirement Services is a not-for-profit cooperative that provides full-service community bank retirement programs nationwide, including those provided to our employees.

(2)
Ms. Konich was promoted to Executive Vice President - Chief Operating Officer - Chief Financial Officer on July 30, 2010, after having served as Senior Vice President - Chief Financial Officer, since September 17, 2007. Effective December 30, 2006, Ms. Konich was appointed by our board of directors as First Vice President - Acting Chief Capital Markets Officer after having served as the First Vice President - Treasurer.

(3)
Mr. West was promoted to Executive Vice President - Chief Operating Officer - Business Operations on July 30, 2010, after having been appointed by our board of directors to serve as Senior Vice President - Administration, General Counsel and Corporate Secretary (Ethics Officer) on September 17, 2007. Prior to his 2007 appointment, Mr. West was the Senior Vice President - General Counsel and Corporate Secretary.

(4)
Mr. Mohandas was promoted to Senior Vice President - Chief Risk Officer, effective January 1, 2011, after having been appointed by our board of directors as First Vice President - Corporate Risk Manager, effective September 19, 2008. Prior to his 2008 appointment, Mr. Mohandas was the First Vice President - Treasury Risk Manager.

(5)
Mr. Short was appointed by our board of directors as Senior Vice President - Chief Accounting Officer on August 17, 2009, after being hired on August 10, 2009. Mr. Short was a member of the board of directors of One America Funds, Inc. in Indianapolis, Indiana, from 2007 to 2009, and was a member of that board's Audit Committee. From 2006 to 2007, Mr. Short served as Executive Vice President - Chief Financial Officer of Forethought Financial Group in Indianapolis and Batesville, Indiana.

(6)
Mr. Teare was appointed by our board of directors as Senior Vice President - Chief Banking Officer on September 19, 2008, after being hired on September 15, 2008. He served as Risk Management Senior Manager for PricewaterhouseCoopers in Seattle, Washington, from 2006 to 2008, where he led projects providing advisory services to major financial institutions on regulatory compliance and operational reviews.

Code of Conduct

We have a Code of Conduct that is applicable to all directors, officers and employees of our Bank, including our principal executive officer, our principal financial officer, and our principal accounting officer, and the members of our Affordable Housing Advisory Council. The Code of Conduct is available on our website at www.fhlbi.com by clicking on "About" and then selecting "Code of Conduct" from the drop-down menu. Interested persons may also request a copy by contacting us, Attention: Corporate Secretary, FHLBank of Indianapolis, 8250 Woodfield Crossing Boulevard, Indianapolis, IN 46240.

Section 16(a) Beneficial Ownership Reporting Compliance

Not Applicable.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation

The Human Resources Committee ("HR Committee") serves as the Compensation Committee of the board of directors and is made up solely of directors. No officers or employees of our Bank serve on the HR Committee. Further, no director serving on the HR Committee has ever been an officer of our Bank or had any other relationship which would be disclosable under Item 404 of Regulation S-K.

Compensation Committee Report

The HR Committee has reviewed and discussed with Bank management the "Compensation Discussion and Analysis" that follows and, based on such review and discussions, has recommended to our board of directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for fiscal year 2011. As of December 31, 2011, the HR Committee was comprised of the following members:

Christine Coady Narayanan, HR Committee Chair
Michael J. Hannigan, Jr., HR Committee Vice Chair
Robert D. Long
James D. MacPhee
Dan L. Moore
Maurice F. Winkler, III
Paul C. Clabuesch, Ex-Officio Voting Member

The HR Committee is comprised of the following members as of March 20, 2012:

Christine Coady Narayanan, HR Committee Chair
Michael J. Hannigan, Jr., HR Committee Vice Chair
Robert D. Long
James D. MacPhee
Dan L. Moore
Thomas R. Sullivan
Maurice F. Winkler, III
Paul C. Clabuesch, Ex-Officio Voting Member

Compensation Discussion and Analysis

Overview. To provide perspective on our compensation programs and practices for our Named Executive Officers ("NEOs"), we have included certain information in the Compensation Discussion and Analysis relating to Executive Officers and employees other than the NEOs. Our NEOs for the last completed fiscal year were (i) our principal executive officer ("PEO"), (ii) our principal financial officer ("PFO"), and (iii) the three most highly compensated officers (other than the PEO and the PFO) who were serving as Executive Officers (as defined in SEC rules) at the end of the last completed fiscal year. The following persons were our NEOs for the period covered by this Compensation Discussion and Analysis:

NEO	Title
Milton J. Miller, II	President - Chief Executive Officer (PEO)
Cindy L. Konich	Executive Vice President - Chief Operating Officer - Chief Financial Officer (PFO)
Jonathan R. West	Executive Vice President - Chief Operating Officer - Business Operations
K. Lowell Short, Jr.	Senior Vice President - Chief Accounting Officer
Gregory L. Teare	Senior Vice President - Chief Banking Officer

Our executive compensation program is overseen by the Executive/Governance Committee (in the case of the President - Chief Executive Officer's ("CEO") compensation) and the HR Committee (in the case of the other NEOs' compensation), and ultimately by the entire board of directors. The HR Committee meets at scheduled times throughout the year (seven times in 2011) and reports regularly to the board of directors on its recommendations. In carrying out its responsibilities and duties, the HR Committee has the authority to obtain advice and assistance from outside legal counsel, compensation consultants, and other advisors as the HR Committee deems necessary, with all fees and expenses paid by our Bank. The Executive/Governance Committee assists the board of directors in the governance of our Bank, including nominations of the Chair and Vice Chair of the board of directors and its committees, and in overseeing the affairs of our Bank during intervals between regularly scheduled board of directors' meetings, as provided for in our bylaws. The Executive/Governance Committee also reviews the President - CEO's performance and compensation. The Executive/Governance Committee meets as needed throughout the year (four times in 2011) and reports to the board of directors on its recommendations.

As a Government-sponsored enterprise ("GSE"), all aspects of our business and operations, including our executive compensation programs, are subject to regulation by the Finance Agency. The Bank Act gives the Director of the Finance Agency authority to prevent the FHLBanks from paying compensation to their executive officers that is not reasonable and comparable with compensation for employment in other similar businesses (including other publicly-held financial institutions or major financial services companies) involving similar duties and responsibilities. Pursuant to this authority, the Finance Agency has directed the FHLBanks to provide information to the Finance Agency concerning all compensation actions relating to the respective FHLBanks' NEOs. This information, which includes studies of comparable compensation, must be provided to the Finance Agency at least four weeks in advance of any planned board of directors' action with respect to the compensation of the specified officers. Under the supervision of the board of directors, we provide this information to the Finance Agency on an ongoing basis as required.

Finance Agency Advisory Bulletin 2009-AB-02, issued in October 2009, sets forth certain principles for executive compensation practices to which the FHLBanks and the Office of Finance should adhere in setting executive compensation. These principles consist of the following:

•	executive compensation must be reasonable and comparable to that offered to executives in similar positions at other comparable financial institutions;

•	executive incentive compensation should be consistent with sound risk management and preservation of the par value of the FHLBank's capital stock;

•	a significant percentage of an executive's incentive-based compensation should be tied to longer-term performance and outcome indicators;

•	a significant percentage of an executive's incentive-based compensation should be deferred and made contingent upon performance over several years; and

•	the FHLBank's board of directors should promote accountability and transparency in the process of setting compensation.

In evaluating compensation at the FHLBanks, the Director of the Finance Agency will consider the extent to which an executive's compensation is consistent with the above-listed principles. As described below, we incorporated these principles into our development, implementation, and review of compensation policies and practices for executives for 2011 and 2012.

Additionally, in April 2011, seven federal financial regulators, including the Finance Agency, published a proposed rule that would prohibit "covered financial institutions" from entering into incentive-based compensation arrangements that encourage inappropriate risks. This rule would be applicable to the FHLBanks and would:

•	prohibit excessive compensation;

•	prohibit incentive compensation that could lead to material financial loss;

•	require an annual report;

•	require policies and procedures; and

•	require mandatory deferrals of 50% of incentive compensation over three years for certain executive officers.

Covered persons under the rule would include senior management responsible for the oversight of firm-wide activities or material business lines and non-executive employees or groups of those employees whose activities may expose the institution to a material loss. Under the proposed rule, covered financial institutions would be required to comply with three key risk management principles related to the design and governance of incentive-based compensation: balanced design, independent risk management controls and strong governance. In addition, the proposed rule identifies four methods to balance compensation design and make it more sensitive to risk: risk adjustment of awards, deferral of payment, longer performance periods and reduced sensitivity to short-term performance. We would also be subject to a mandatory 50% deferral of incentive-based compensation for certain executive officers and board oversight of incentive-based compensation for certain risk-taking employees who are not executive officers. As described below, we have incorporated these concepts into our development, implementation and review of compensation policies and practices for 2012.

Compensation Philosophy and Objectives. On November 17, 2011 our board of directors adopted a resolution updating our statement of compensation philosophy. Pursuant to the resolution, our compensation philosophy is to provide a market-competitive compensation and benefits package that will enable us to effectively recruit, promote, retain and motivate highly qualified employees and management talent for the benefit of our Bank, its members, and other stakeholders. We desire to be competitive and forward-thinking while maintaining a prudent risk management culture. Thus, the compensation program should encourage responsible growth and prudent risk-taking while delivering a competitive pay package.

Specifically, our compensation program is designed to reward:

•	the attainment of performance goals;

•	the implementation of short and long-term business strategies;

•	the accomplishment of our public policy mission;

•	the effective and appropriate management of financial, operational, reputational, regulatory, and human resources risks;

•	the growth and enhancement of senior management leadership and functional competencies; and

•	the accomplishment of goals to maintain an efficient cooperative system.

The board of directors continues to review these goals and the compensation alternatives available and may make changes in the program from time to time to better achieve these goals or to comply with the directives of the Finance Agency. We are not able to offer market-based equity compensation because we are a cooperative, and only member institutions (or their legal successors) may own our stock. Without equity incentives to attract, reward and retain NEOs, we provide alternative compensation and benefits such as cash incentive opportunities, pension (with respect to our current NEOs) and other retirement benefits (as to all NEOs). This approach will generally lead to a mix of compensation for NEOs that emphasizes base salary, provides meaningful incentive opportunities, and creates a competitive total compensation opportunity relative to the market.

Role of the Executive/Governance and HR Committees in Setting Executive Compensation. The Executive/Governance and HR Committees intend that the executive compensation program be aligned with our short-term and long-term business objectives and focus executives' efforts on fulfilling these Bank-wide objectives. As discussed below, the Executive/Governance Committee reviews the President - CEO's performance and researches and recommends the President - CEO's salary to the board of directors, and the President - CEO determines the salaries of the other NEOs, after consulting with the HR Committee. The percentage of salary increases that will apply to merit and promotional equity increases for each year's budget is recommended by the HR Committee to the Budget/Information Technology Committee for approval by the board of directors. The benefit plans that will be offered, and any material changes to those plans from year to year, are approved by the board of directors after review and recommendation by the HR Committee. The HR Committee also recommends the goals, payouts and qualifications for both the annual short-term incentive plans and the long-term incentive plan for board of directors' review and approval.

Role of the Named Executive Officers in the Compensation Process. The NEOs assist the HR Committee and the board of directors by providing support to any compensation consultants engaged by the board of directors or HR Committee. The Director of Human Resources & Administration assists by gathering research on the Bank's hiring and turnover statistics, compensation trends, peer groups, cost of living, and other market data requested by the President - CEO, the HR Committee, the Audit Committee, the Executive/Governance Committee, or the board of directors. Additionally, the Director of Human Resources & Administration makes recommendations regarding officer appointments and salary levels for all Bank employees, which are evaluated by senior management or one of the board committees, depending on the position. Further, senior management prepares the strategic plan financial forecasts for the board of directors and the Budget/Information Technology Committee, which are then considered when establishing the goals and anticipated payout terms for the incentive compensation plans.

Role of Compensation Consultants in Setting Executive Compensation. The salary and benefit benchmarks we use to establish reasonable and competitive compensation for our employees are the competitor groups identified by McLagan Partners, an Aon Hewitt Consulting Company. The primary competitor group is comprised of a number of large regional/commercial banks and other companies ("Primary Competitor Group"), considering the divisional heads of such companies. The other eleven FHLBanks and regional/commercial banks with assets of $5 billion to $20 billion are the secondary competitor group ("Secondary Competitor Group"), considering both functional responsibilities and top-five-paid analyses to capture unique positions that may otherwise not be reported in salary surveys. The Primary and Secondary Competitor Groups are collectively referred to as "Competitor Groups" and are listed below. For certain positions, with input from McLagan Partners, we use job specific benchmarks for similar jobs that may or may not reflect actual job responsibilities, but are determined by the consultant to be market comparable and represent realistic employment opportunities. For example, the compensation of our President - CEO will be compared to that of the President - CEO of a Primary Competitor Group company, as well as that of the President - CEO of a division or subsidiary company of that Primary Competitor Group. We will establish threshold, target and maximum base and anticipated incentive pay levels based on this competitor group analysis, while actual pay levels will be based on our financial performance, stability, prudent risk-taking and conservative operating philosophies, and our compensation philosophy (as discussed above).

The institutions in the Competitor Groups, as determined in 2011, are:

ABN AMRO Securities (USA) LLC	HSBC
AIB Capital Markets	ING
Ally Financial Inc.	JP Morgan
Amegy Bank	KBC Bank
Australia & New Zealand Banking Group	KeyCorp
Banco Bilbao Vizcaya Argentaria	Landesbank Baden-Wuerttemberg
Banco Santander	Lloyds Banking Group
Banco Hapoalim	M&T Bank Corporation
Bank of America	Macquarie Bank
Bank of China	Mercantile Commercebank, N.A.
Bank of the West	MetLife Bank
Bank of Tokyo- Mitsubishi UFJ	Mitsubishi Securities
Bayerische Landesbank	Mitsubishi UFJ Trust & Banking Corporation (USA)
BBVA Compass	Mizuho Capital Markets
BMO Financial Group	Mizuho Corporate Bank, Ltd.
BNP Paribas	National Australia Bank
BOK Financial Corporation	Natixis
Branch Banking & Trust Co.	Nord/LB
California Bank & Trust	PNC Bank
Capital One	Rabobank Nederland
China Construction Bank	RBS GBM
China Merchants Bank	RBS/Citizens Bank
CIBC World Markets	Regions Financial Corporation
Citigroup	Royal Bank of Canada
City National Bank	Sallie Mae
Comerica	Skandinaviska Enskilda Banken AB(Publ), NY Branch
Commerzbank	Societe Generale
Credit Agricole CIB	Standard Bank
Credit Industriel et Commercial	Standard Chartered Bank
Dexia	Sumitomo Mitsui Banking Corporation
DnB NOR Markets, Inc.	Sun National Bank
DVB Bank	SunTrust Banks
Espirito Santo Investment	SVB Financial Group
Fannie Mae	Swedbank First Securities
Federal Home Loan Bank of Atlanta	TD Ameritrade
Federal Home Loan Bank of Boston	TD Securities
Federal Home Loan Bank of Chicago	The Bank of Nova Scotia
Federal Home Loan Bank of Cincinnati	The CIT Group
Federal Home Loan Bank of Dallas	The NorinchukinBank, New York Branch
Federal Home Loan Bank of Des Moines	The Private Bank
Federal Home Loan Bank of New York	The Sumitomo Trust & Banking Co. (U.S.A.)
Federal Home Loan Bank of Pittsburgh	The Sumitomo Trust & Banking Co., Ltd.
Federal Home Loan Bank of San Francisco	UniCredit
Federal Home Loan Bank of Seattle	Union Bank, N.A.
Federal Home Loan Bank of Topeka	United Bank for Africa Plc
Fifth Third Bank	Webster Bank
First Midwest Bank	Wells Fargo Bank
First Tennessee Bank/First Horizon	WestLB
Freddie Mac	Westpac Banking Corporation
GE Capital	Zions Bancorporation

During 2008 the board of directors engaged Aon Consulting and McLagan Partners to complete a comprehensive compensation review, including salary and benefits with an emphasis on retirement plans. Their engagement was limited to a comprehensive review of our compensation, benefits, and director fees, and did not include consultation concerning hiring or staffing matters. This review resulted in modifications to our compensation philosophy and structure for NEOs as described in the following sections. These modifications also affected compensation provided to other officers and employees of our Bank. In 2011 McLagan Partners, working with the HR Committee, evaluated and updated our salary benchmarks.

Elements of Compensation Used to Achieve Compensation Philosophy and Objectives. The total compensation mix for NEOs in 2011 consisted of:

(1)	base salaries;

(2)	annual short-term incentive opportunities;

(3)	long-term incentive opportunities;

(4)	retirement benefits; and

(5)	perquisites and other benefits.

Base Salaries. Unless otherwise described, the term "base salary" as used herein refers to an individual's annual salary, before considering incentive compensation, deferred compensation, perquisites, taxes, or any other adjustments that may be elected or required. We recruit and desire to retain senior management from national markets. Consequently, cost of living in Indiana is not a direct factor in determining base salary. The base salary for the President - CEO is established annually by the full board of directors after review and recommendation by the Executive/Governance Committee. The base salaries for our other NEOs are set annually by the President - CEO, generally after an advisory consultation with the HR Committee. We have concluded that this different treatment, and the additional level of scrutiny to which the base salary determination for the President - CEO is subjected, is appropriate in light of the nature of the position of President - CEO and the extent to which the President - CEO is responsible for the overall performance of our Bank. Merit increases to base salaries are used, in part, to keep our NEO salary levels competitive with the market.

In setting the base salary for the President - CEO, the Executive/Governance Committee and board of directors have discretion to consider a wide range of factors, including the President - CEO's individual performance, the performance of our Bank overall, the President - CEO's tenure, and the amount of the President - CEO's base salary relative to the base salaries paid to executives in similar positions in companies in our Competitor Groups. Though a policy or a specific formula has not been developed for such purpose, the Executive/Governance Committee and board of directors also consider the amount and relative percentage of the President - CEO's total compensation that is derived from his base salary. In light of the wide variety of factors that are considered, the Executive/Governance Committee and board of directors have not attempted to rank or otherwise assign relative weights to the factors they consider. The Executive/Governance Committee and board of directors consider all the factors as a whole in reaching a determination with respect to the President - CEO's base salary. Based upon the foregoing, at year-end 2010, the Executive/Governance Committee and board of directors approved a merit increase for Mr. Miller of 4.0% for 2011, resulting in an annual base salary of $555,438.

When setting the base salaries for our other NEOs, the President - CEO has discretion to consider a wide range of factors including each NEO's qualifications, responsibilities, assessed performance contribution, tenure, position held, amount of base salary relative to similarly-positioned executives in our Competitor Groups, input from the HR Committee, and our overall salary budget. Though a policy or a specific formula has not been developed for such purpose, the President - CEO also considers the amount and relative percentage of total compensation that are derived by the NEOs from their base salaries.

Based upon his subjective evaluation and weighting of the various factors, the President - CEO provided the following adjustments to the base salaries of the NEOs for 2011:

NEO	Merit Increase % for 2011	Base Salary for 2011
Cindy L. Konich	2.5	$369,018
Jonathan R. West	2.5	333,138
K. Lowell Short, Jr.	3.0	244,010
Gregory L. Teare	3.0	241,150

These salary adjustments for 2011 were within the range of merit and market-based increases recommended by the HR Committee and the Budget/Information Technology Committee, and approved by the board of directors on October 21, 2010, for all employees of our Bank.

On November 17, 2011 the HR Committee recommended, and the board of directors approved, 2012 merit and market-based increases totaling 3.0% of annual base salaries. An additional 1.0% was approved for promotional and equity adjustments. These approved amounts were used in adjusting the base salaries of Bank employees for 2012. These amounts were then incorporated into our 2012 operating budget as recommended by our Budget/Information Technology Committee and approved by our board of directors on November 17, 2011. As described below under Incentive Opportunities - 2012, for 2012 and subsequent years a greater percentage of an NEO's incentive compensation is expected to be deferred and thereby would be disregarded for purposes of calculating an NEO's benefits under the Pentegra Defined Benefit Plan for Financial Institutions or the 2005 Supplemental Executive Retirement Plan. Consequently, the Executive/Governance Committee recommended and the board of directors approved an increase for the President - CEO's base salary of 9.0%, consisting of a 3.0% merit increase and a 6.0% additional adjustment primarily due to reductions in the President - CEO's short-term incentive compensation opportunity and total incentive compensation opportunity, as described below, resulting in a 2012 base salary of $605,436.

In addition, the President - CEO, after discussion with the HR Committee, provided the following adjustments to the other NEOs for their base salaries for 2012.

NEO	Merit Increase % for 2012	Additional Adjustment % for 2012	Base Salary for 2012
Cindy L. Konich	3.0	1.0	$383,786
Jonathan R. West	3.0	1.0	346,476
K. Lowell Short, Jr.	3.0	2.0	256,230
Gregory L. Teare	3.0	2.0	253,214

Incentive Opportunities. Generally, as an executive's level of responsibility increases, a greater percentage of total compensation is based on our overall performance. Our incentive plans have a measurement framework that rewards both profits and member product usage, consistent with our mission.

As discussed in more detail below, our incentive plans are performance-based and represent a reasonable risk-return balance between product usage by our cooperative members and modest profit targets expected by our shareholder investors. We have used a similar structure for annual incentive goals for our senior officers since 1989.

Incentive Opportunities - 2011 and Prior Years. For 2011 and prior years, the pay-outs of the Short-Term Incentive ("STI") Plan (annually) and Long-Term Incentive ("LTI") Plan (over three years) were generally calculated as follows:

Performance result for each mission goal in the plan	x	Interpolation factor between threshold, target and maximum award levels	x	Weighted value for each goal	x	% of base salary incentive opportunity based on job position	=	Sum of all target awards	x	Participant's annual base salary	=	Incentive award

Annual Short-Term Incentive Opportunities. Under the 2011 STI Plan there were six mission goals, and thirteen components within these goals, for all participants, including the NEOs, but excluding those in the Internal Audit Department, whose annual incentive compensation was not based upon our performance. These goals were tied to potential dividend, Advances, Mortgage Purchase Program ("MPP") volume, the total amount of Community Investment Program ("CIP") Advances originated, Information Technology, and proficiency and efficiency of Corporate Risk Management ("CRM") reporting. The goals were weighted based upon the consideration of the impact on our overall mission, and differed between the CRM department and all other Bank employees so that the CRM department's incentive weighting focuses more on risk monitoring as opposed to Bank transactions. The plan established threshold, target, and maximum performance levels for each goal.

These incentive goals were derived from, and each is specifically aligned to, our strategic plan and financial forecast that were prepared by management and approved by the board of directors. The HR Committee and Budget/Information Technology Committee each reviewed the STI Plan before recommending the 2011 STI Plan to the full board of directors, which approved the plan on January 20, 2011.

Under the terms of the 2011 STI Plan, the board of directors had discretion to reduce or eliminate any payouts that were otherwise earned under the plan, if the board of directors found that a serious, material safety or soundness problem or a serious, material risk management deficiency existed at our Bank. The board of directors made no such finding, and thus did not reduce or eliminate payouts otherwise earned under the 2011 STI Plan.

Although the CRM goals are identical with respect to performance goals for other STI Plan participants, excluding those in Internal Audit, the weighted value for each goal differs. The weights, specific goals, and our actual result for each 2011 mission goal are presented below ($ amounts in millions):

2011 STI Plan Performance Goals
Mission Goals	Weighted Value (14)	Weighted Value (CRM)	Threshold	Target	Maximum	Actual Result	Attainment Percentage (Interpolated)	Weighted Average Payout (14)	Weighted Average Payout (CRM)
Profitability:
Potential Dividend over our Cost of Funds (1)	35%	15%	50 bps	100 bps	250 bps	> maximum	100%	35%	15%
Advances:
Member Advance Growth (2)	10%	5%	0%	2.8%	4.0%	3.5%	89%	9%	4%
New Member Recruitment (3)	5%	5%	6 members	8 members	16 members	15 members	97%	5%	5%
Public Unit Deposit Letters of Credit - Members Using (4)	5%	5%	$100.0	$250.0	$950.0	$302.4	77%	4%	4%
MPP:
MPP production (5)	5%	2.5%	$238	$325	$750	$617	92%	4%	2%
MPP Balance (6)	5%	2.5%	$6,700	$7,000	$7,400	$5,900	—%	—%	—%
New or Reactivated Traders (7)	5%	5%	5 members	7 members	10 members	> maximum	100%	5%	5%
Community Investments: CIP Advances and Letters of Credit Originated (8)	10%	5%	$25	$50	$75	> maximum	100%	10%	5%
Information Technology (9)	5%	5%	2 goals	3 goals	4 goals	3 goals	75%	4%	4%
CRM:
Economic "Value Added Percentage" for Bank Stock (10)	5%	5%	—	Average >0 and not all quarters positive	Average >0 and all quarters positive	Average >0 and not all quarters positive	75%	4%	4%
CRM Memo and Annual Risk Assessment (11)	1%	10%	2 memos plus 1 Risk Assessment	4 memos plus 1 Risk Assessment	5 memos plus 1 Risk Assessment	maximum	100%	1%	10%
CRM Reports, Operational Risk Management ("ORM") Reports and Information Security ("IS") Reports (11)	1%	10%	8 CRM reports, 2 ORM reports and 1 IS report	10 CRM reports, 3 ORM reports and 2 IS reports	12 CRM reports, 4 ORM reports and 3 IS reports	maximum	100%	1%	10%
Special Risk Assessments, Risk Analysis or Risk Process Improvements (12)	3%	15%	2	3	4	maximum	100%	3%	15%
CRM Reporting (13)	5%	10%	Met expectation for CRM Reporting/Monitoring	Fully Proficient	Fully Proficient and Efficient	> target	95%	4%	9%
Total Achievement								89%	92%

(1)
This amount is measured in basis points ("bps") and is defined as adjusted net income as a percentage of average total capital stock. Net income is adjusted (a) for the effects of current and prior period prepayments and debt extinguishments, (b) to exclude mark-to-market adjustments and other effects from derivatives and hedging activities, and (c) to exclude the effects from interest expense on Mandatorily Redeemable Capital Stock ("MRCS"). This definition assumes no material change in investment authority under our Bank's financial management policy, regulation, policy or law.

(2)	Member Advances growth is measured by the growth in the average daily balance of Advances outstanding to members.

(3)
New members are institutions that have a minimum of $50 million in assets (as of December 31, 2011), were not a member of the Bank on December 31, 2010, and in 2011 join the Bank and buy the required amount of capital stock.

(4)	Three quarter average of total outstanding Public Unit Deposit Letters of Credit issued to the Indiana Board for Depositories to support public unit deposits, beginning with June 30, 2011.

(5)
MPP production is the amount of all master delivery commitments traded in 2011. This goal assumes that the member will not have to purchase capital stock in the Bank for its MPP sales. This definition also assumes no material change in MPP authority under the Finance Agency's financial management policy, regulation, policy or law. When calculating achievement between the minimum threshold and performance maximum, no single member can account for more than 25% production. Federal Housing Administration ("FHA") loans will not be counted in the numerator when calculating.

(6)	Represents the unpaid principal balance ("UPB") of MPP loans as of December 31, 2011.

(7)	Members that have never traded or have not traded with MPP within the previous 12 months of their 2011 trade would qualify.

(8)
Newly originated Community Investment Cash Advances, including CIP, HomeRetain and other qualifying Advances and qualified letters of credit (excluding Public Unit Deposit Letters of Credit), provided in support of targeted projects as defined in 12 CFR Part 952 and the Bank Act.

(9)
There are four qualifying information technology goals related to our core banking system to complete in 2011, including completion of the business process map work stream, completion of the down stream data requirements work stream, implementation of the automated regression testing tools, and completion of the requirements and design documentation for the initial phase.

(10)	Represents the value added percentage for our stock. The amount is calculated as the average of four quarters.

(11)	Requires providing the board of directors the CRM memo and presentation of the Annual Risk Assessment Report.

(12)	These goals are proposed by the Chief Risk Officer; the President - CEO evaluates whether to categorize these as special and whether the work product was acceptable to count toward this goal.

(13)
This goal is evaluated by the President - CEO and is based upon an evaluation of efficiency of CRM reporting and assessment services provided to our Bank. Efficiency is broader than meeting budget expectations for CRM division and entails exhibition of executive vision and creation/maintenance of a high level of cooperation and professionalism with all operating areas of our Bank, while providing beneficial insight into material risks. The board of directors determines the goal achievement of the President - CEO for the CRM mission goal.

(14)	For all Bank employees, including NEOs but excluding those in CRM and Internal Audit.

The percent of base salary that an NEO may have earned for certain target achievement levels and the actual percent of base salary payout achieved are presented below:

2011 STI Plan
    % of Base Salary By
Target Achievement Level
Payable in 2012

				Actual Payout
NEO	Threshold	Target	Maximum	% of Base Salary	Amount (1)
Milton J. Miller, II	30%	50%	70%	62.1%	$344,850
Cindy L. Konich	20%	30%	40%	35.8%	132,083
Jonathan R. West	20%	30%	40%	35.8%	119,240
K. Lowell Short, Jr.	20%	30%	40%	35.8%	87,339
Gregory L. Teare	20%	30%	40%	35.8%	86,315

(1)	These amounts were paid on March 9, 2012.

Long-Term Incentive Opportunities. To remain market-competitive at the median level of the benchmarks, to promote stability in earnings, and to facilitate our long-term safe and sound operation, the board of directors established an LTI Plan, commencing January 1, 2008. The purpose of the LTI Plan is to better enable our Bank to attract, retain and motivate certain key employees, including NEOs, and to focus their efforts on prudent, stable on-going Bank profitability. Under the LTI Plan, a Level I Participant is the President - CEO, a Level II Participant is an Executive Vice President or Senior Vice President, and a Level III Participant is any employee (excluding those in the Internal Audit Department) who is not a Level I or Level II Participant. The LTI Plan is based on rolling three-year performance periods, subject to certain modifications for 2012 and future years as described below. LTI Plan payments earned for the 2009-2011 performance period were paid on March 9, 2012. No payments under the LTI Plan will be included in a participant's compensation for purposes of calculating a benefit under the Pentegra Defined Benefit Plan for Financial Institutions or the 2005 Supplemental Executive Retirement Plan. In general, an award based on performance under the LTI for 2011 and prior years will be earned, and therefore vested, if the applicable performance goals for the three-year performance period are satisfied and the participant is employed on the last day of the performance period. An LTI Plan award based on performance for 2011 and prior years is forfeited if a participant terminates service prior to vesting of the award, unless the termination is due to death, disability, scheduled retirement, resignation for good reason (such as reorganization of our Bank and a material change in the participant's job status, position, or title not representing a promotion), or merger or liquidation. A participant whose employment terminates during a performance period for one of these reasons is eligible for a pro-rated payout based on the amount of time served during the period, provided the performance goals for the period are satisfied.

The LTI Plan for the 2009-2011 performance period contains a discretionary award pool for Level II and Level III participants to be determined by the board of directors in its discretion, after receiving a recommendation from the President - CEO. The amount of the discretionary incentive pool may not exceed 20% of the aggregate awards earned by the Level I and Level II participants over that three-year performance period. The President - CEO may recommend, in writing, to the board of directors that an additional discretionary award be made to a Level II or Level III Participant to address external market considerations, including for recruiting purposes. The President - CEO did not recommend any additional discretionary awards for the 2009-2011 performance period and the board of directors did not make any awards from the discretionary pool.

All LTI Plan participants, as a condition of participation in the LTI Plan, must sign a non-solicitation and non-disclosure agreement. Under this agreement, the participant agrees not to (i) disclose our confidential information or use such information for personal benefit or to compete against our Bank at any time, or (ii) solicit or hire any Bank employee during the participant's employment at our Bank and for 12 months following the participant's termination of service from our Bank.

Under the terms of the LTI Plan, the board of directors may, in its discretion, reduce or eliminate an LTI Plan award that was otherwise earned if the board of directors finds that a serious, material safety or soundness problem or a serious, material risk management deficiency exists at our Bank. The board of directors made no such finding for the 2009-2011 performance period and thus did not reduce or eliminate awards otherwise earned under the LTI Plan.

The 2009-2011 performance goals in the LTI Plan were the same as those for the 2009-2011 STI Plans, and were tied to potential dividend, Advances, MPP volume, the total amount of CIP Advances originated, Information Technology (for 2011), and CRM reporting (for 2010 and 2011). The goals were weighted based upon anticipated impact on our performance, and the plan set threshold, target and maximum performance goals. The percent of base salary that an NEO may have earned for certain target achievement levels and the actual percent of base salary payout achieved are presented below for the 2009-2011 performance period:

LTI Plan
2009-2011 Performance Period
% of Base Salary
By Achievement Level
Payable in 2012

				Payout
Eligible Participants	Threshold (60%) (1)	Target (80%)	Maximum (100%)	% of Base Salary	Amount (2)
Level I Participant:
Milton J. Miller, II	15%	30%	45%	31%	$159,444

Level II Participants:
Cindy L. Konich	10%	20%	30%	21%	63,779
Jonathan R. West	10%	20%	30%	21%	58,609
K. Lowell Short, Jr. (3)	10%	20%	30%	21%	37,784
Gregory L. Teare	10%	20%	30%	21%	45,710

(1)
So that the three-year LTI Plan would provide for more stretch performance than the one-year STI Plan, a percentage achievement of less than 60% averaged over the three-year LTI Plan would have resulted in no payout.

(2)	The LTI Plan award for the 2009-2011 performance period was paid on March 9, 2012.

(3)	Mr. Short's payout has been prorated for his partial year of employment with the Bank in 2009.

The 2011 performance goals for the 2010-2012 performance period of the LTI Plan were the same as those for the 2011 STI Plan, and were tied to potential dividend, Advances, MPP volume, the total amount of CIP Advances originated, Information Technology and CRM reporting. The 2012 performance goals are described below. The 2011 performance goals were weighted based upon anticipated impact on our performance, and the plan set threshold, target and maximum performance goals. The percent of base salary that an eligible participant may earn for certain target achievement levels are presented below for the 2010-2012 performance period:

LTI Plan
    2010-2012 Performance Period
% of Base Salary
By Achievement Level
Payable in 2013

Eligible Participants	Threshold (60%) (1)	Target (80%)	Maximum (100%)	Payout (2)
Level I Participant:
Milton J. Miller, II	15%	30%	45%	----

Level II Participants:
Cindy L. Konich	10%	20%	30%	----
Jonathan R. West	10%	20%	30%	----
K. Lowell Short, Jr.	10%	20%	30%	----
Gregory L. Teare	10%	20%	30%	----

Senior Vice Presidents	10%	20%	30%	----

(1)
So that the three-year LTI Plan provides for more stretch performance than the one-year STI Plan, a percentage achievement of less than 60% averaged over the three-year LTI Plan will result in no payout.

(2)	The LTI Plan award for the 2010-2012 performance period cannot be calculated as of December 31, 2011, and will be paid, if applicable, in 2013.

Incentive Opportunities - 2012. On December 1, 2011, the board of directors completed its adoption of an Incentive Plan ("Incentive Plan") that took effect on January 1, 2012 by approving certain performance goals for eligible participants. The Incentive Plan has been submitted to the Finance Agency for review. The Incentive Plan is a cash-based incentive plan that provides award opportunities based on achievement of performance goals. The purpose of the Incentive Plan is to attract, retain and motivate our employees and to focus their efforts on continued improvement in our profitability while maintaining safety and soundness. Under the Incentive Plan, the HR Committee determines appropriate performance goals and the relative weight to be accorded to each goal. In making these determinations, the HR Committee, in accordance with the Incentive Plan, must:

•	balance risk and financial results in a manner that does not encourage participants to expose our Bank to imprudent risks;

•
endeavor to ensure that participants' overall compensation is balanced and not excessive in amount, and that Annual Awards, Deferred Awards and Gap Year Awards (each as defined below) are consistent with our policies and procedures regarding such compensation arrangement; and

•
monitor the success of the performance goals and the weightings established in prior years, alone and in combination with other incentive compensation awarded to the same participants, and make appropriate adjustments in future calendar years as needed so that payments appropriately incentivize participants and appropriately reflect risk.

The Incentive Plan effectively combines our STI and LTI plans into one incentive plan for all employees, except for Internal Audit. The migration to one plan will occur from 2012 through 2015 as described below.

Any employee hired before October 1 of a calendar year will become a "Participant" in the Incentive Plan for that calendar year, unless the employee is classified as a "temporary," an "intern," a "contract" or a "temporary agency" employee, or participates in our Internal Audit Incentive Plan. Under the Incentive Plan, a "Level I Participant" is the Bank's President - CEO, an Executive Vice President or a Senior Vice President, while a "Level II Participant" is any other participating employee. All NEOs identified as of December 31, 2011 are included among the eligible Level I Participants and must execute an agreement with our Bank containing non-solicitation and non-disclosure provisions. Under this agreement, the Participant agrees not to (i) disclose our Bank's confidential information or use such information for personal benefit or to compete against our Bank at any time, or (ii) solicit or hire any Bank employee during the Participant's employment at our Bank and for 12 months following the Participant's termination of service from our Bank.

In accordance with Incentive Plan guidelines, the board of directors will establish performance goals, which are the performance factors for each one-calendar-year period ("Performance Period") and three-calendar-year period ("Deferral Performance Period") that are taken into consideration in determining the value of an Annual Award, Deferred Award or Gap Year Award. The board of directors will define "Threshold," "Target" and "Maximum" achievement levels for each performance goal to determine how much of an award is earned. The board of directors may adjust the performance goals to ensure the purposes of the Plan are served.

Under the Incentive Plan, the board of directors will establish a maximum award for eligible Participants at the beginning of each Performance Period. Each award will equal a percentage of the Participant's annual compensation (generally defined as the Participant's annual earned base salary or wages for hours worked). For Level I Participants, awards may be Annual Awards, Deferred Awards or Gap Year Awards.

With respect to Annual Awards and Deferred Awards for the NEOs, the Incentive Plan provides that fifty percent (50%) of an Award to a Level I Participant will become earned and vested on the last day of the Performance Period, subject to the achievement of specified Bank performance goals over such period, the attainment of at least a "Satisfactory" individual performance rating over the Performance Period, and (subject to certain limited exceptions) active employment on the last day of such period. The remaining fifty percent (50%) of an award to a Level I Participant will become earned and vested on the last day of the Deferral Performance Period, subject to the same conditions for such period, and further subject to the achievement of additional performance goals relating to our profitability, retained earnings and prudential management objectives for each year of the Deferral Performance Period. The level of achievement of those additional goals could cause an increase or decrease to the Deferred Award.

For the 2012 Performance Period, the percentage of base salary incentive opportunity for Level I Participants in the Incentive Plan will be as follows:

				50% of Total Incentive Earned and Vested at Year-End			50% of Total Incentive Deferred for 3 Years
	Total Incentive as % of Compensation			Year-End Incentive as % of Compensation			Deferred Incentive as % of Compensation (1)
Position	Threshold	Target	Maximum	Threshold	Target	Maximum	Threshold	Target	Maximum
CEO	50.0%	75.0%	100.0%	25.0%	37.5%	50.0%	25.0%	37.5%	50.0%
EVP/SVP (2)	30.0%	50.0%	70.0%	15.0%	25.0%	35.0%	15.0%	25.0%	35.0%

(1)
Deferred Awards are subject to additional performance goals during the Deferral Performance Period. Depending on our performance during the Deferral Performance Period, the Final Award will be worth 75% at Threshold, 100% at Target or 125% at Maximum of the original amount of the Deferred Award.

(2)	Executive Vice President/Senior Vice President

Pursuant to the Incentive Plan, the board of directors has established the following Annual Award Performance Period Goals for 2012 for Level I Participants relating to specific mission goals for our profitability, Advances, MPP, Community Investment, Information Technology and CRM performance ($ amounts in millions).

2012 Mission Goals	Weighted Value (11)	Weighted Value (CRM)	Threshold	Target	Maximum
Profitability:
Potential Dividend over our Cost of Funds (1)	30%	10%	50 bps	266 bps	300 bps
Advances:
Member Advance Growth (2)	10%	5%	0%	3%	5%
Community Bank Financial Institutions ("CFI")/Credit Union Outreach (3)	10%	5%	75%	80%	95%
MPP:
MPP Production (4)	10%	3%	$360	$480	$750
New or Reactivated Traders (5)	5%	2%	5 members	7 members	10 members
Community Investment (6)	5%	5%	50 meetings	100 meetings	210 meetings
Information Technology (7)	10%	5%	3 projects completed	4 projects completed	5 projects completed
CRM:
Retained Earnings (8)	10%	10%	3.50%	3.75%	3.90%
CRM Memo and Annual Risk Assessment (9)	4%	20%	2 memos + 1 Risk Assessment	4 memos + 1 Risk Assessment	5 memos + 1 Risk Assessment
CRM Reports, ORM Reports and IS Reports	1%	15%	8 CRM reports, 2 ORM reports, and 1 IS report	10 CRM reports, 3 ORM reports, and 2 IS reports	12 CRM reports, 4 ORM reports, and 3 IS reports
Special Risk Assessments, Risk Analysis or Risk Process Improvements (10)	5%	20%	2	3	4

(1)
Potential Dividend over our Cost of Funds is defined as adjusted net income as a percentage of average total capital stock. Net income is adjusted (i) for the effects of current and prior period prepayments and debt extinguishments, (ii) to exclude mark-to-market adjustments and other effects from derivatives and hedging activities, (iii) and to exclude the effects from interest expense on MRCS. Assumes no material change in investment authority under the Finance Agency's regulation, policy or law.

(2)
Member Advances are calculated as the growth in the average daily balance of Advances outstanding to members at par. Average daily balances are used instead of point-in-time balances to eliminate point-in-time activity that may occur and to reward for the benefit of the income earned on Advances balances while outstanding. The target percentage growth will be calculated to achieve the board-approved base strategic plan forecast for 2012, based upon year end 2011 total outstanding member Advances, and assumes that Advances grow steadily beginning January 1, 2012. Members that become non-members during 2012 will be excluded from the calculation.

(3)
Participation in targeted, Bank-sponsored events by members that are either CFIs or credit unions. Such events would include Bank-sponsored workshops; CFI collateral outreach and educational meetings; regional member meetings; collateral pledge training meetings; business development calls related to advances, MPP, Affordable Housing Program ("AHP") or CIP; participation in webinars; and member recruitment calls. In calculating the participation rate, we will identify CFIs based upon the CFI asset cap for 2012, credit union members as of January 1, 2012, plus any CFIs or credit unions that are approved for membership or targeted for a recruitment call during 2012.

(4)
MPP production, including FHA, will be the amount of all conventional master delivery contracts traded in 2012. Assumes no capital requirement for MPP. It also assumes no material change in MPP authority under the Finance Agency's regulation, policy, or law. When calculating achievement between the minimum threshold and the performance maximum, no single member can account for more than 25% of conventional production.

(5)	Members that have never traded or have not traded with MPP within the previous 12 months of their 2012 trade would qualify to count toward the goal.

(6)
The number of meetings and presentations made to members on the availability and benefits of using CIP Advances, determined as the total number of actual meetings, times a multiplier.  Such events would include workshops, regional member meetings, targeted calls, recruitment calls, business development in-person calls, participation in webinars, etc., when CIP is presented.  Each member may only count toward one meeting. There is no method to evaluate the historical presentations on CIP as all past goals have been based upon dollar amount of CIP advances taken and/or letters of credit issued. A multiplier will be calculated to apply to the number of total meetings for this goal related to CIP. The multiplier is based on one-on-one meetings with "Qualifying Members," which are active members that have received an AHP award over the last three years, and as to which the debt constituting such award is being provided by the sponsoring member in addition to the AHP award. The multiplier equals one plus the product determined as the number of meetings with Qualifying Members, divided by the total number of Qualifying Members. For example, if there are 30 members sponsoring AHP projects that involve sponsor-provided debt and we have a one-on-one meeting with 20 of those members, and have meetings with an additional 15 members, the number of all member meetings would be multiplied by 1.67, and would equal 1.67 times 35 (total number of meetings), or 58.45 meetings (instead of 35).

(7)
There are five qualifying Information Technology goals to complete in 2012, including (a) the security roadmap 2012 security project list completion, (b) applications 99.0% availability for the service catalog as measured by information technology success factors, (c) complete 47 future state business processes for the Core Banking System Phase 1 Derivatives, (d) mortgage-backed securities ("MBS") available in the data warehouse, and (e) capital stock re-write business requirement design testing and implementation. Status and reporting on these technology projects to be provided in writing by the Chief Information Officer and confirmed by the Executive Vice President - Chief Financial Officer.

(8)
Total Retained Earnings divided by mortgage assets, measured at the end of each month. Calculated each month as Total Retained Earnings divided by the sum of the carrying value of the MBS and MPP portfolios. The year-end calculation will be the simple average of 12 month-end calculations.

(9)	As per the board of directors meeting schedule, provide the board of directors the CRM memo and present the Annual Risk Assessment Report.

(10)	Chief Risk Officer will propose and President - CEO will evaluate whether to categorize these as special and whether work product was acceptable to count toward this goal.

(11)	For Level I Participants other than those in CRM and Internal Audit.

In addition, as noted above, the board of directors has established Deferred Award Performance Goals for Level I Participants in the Incentive Plan for the three-year period covering calendar years 2013 through 2015, relating to our profitability, retained earnings and prudential management objectives for each year of the period. Those goals are as follows:

2013-2015 Incentive Mission Goals	Weighted Value (3)	Weighted Value (CRM)	Threshold (4)	Target (4)	Maximum (4)
Profitability:
Potential Dividend over our Cost of Funds (1)	35%	35%	25 bps	50 bps	150 bps
Retained Earnings (2)	35%	35%	3.5%	3.9%	4.3%
Prudential	30%	30%	Achieve 2 Prudential Standards	Achieve 2 Prudential Standards	Achieve 3 Prudential Standards
Maintain a regulatory capital-to-assets ratio of at least 4.16% as measured on each quarter-end for calendar years 2013 through 2015
Without Board pre-approval, do not purchase more than $2.5 billion of conventional MPP assets per plan year
Award to Bank members the annual AHP funding requirement in each plan year

(1)
Potential Dividend over our Cost of Funds is defined as adjusted net income as a percentage of average total capital stock. Net income is adjusted (i) for the effects of current and prior period prepayments and debt extinguishments, (ii) to exclude mark-to-market adjustments and other effects from derivatives and hedging activities, (iii) and to exclude the effects from interest expense on MRCS. Assumes no material change in investment authority under the Finance Agency's regulation, policy or law. The Potential Dividend will be computed using a simple annual average over the three-year period.

(2)
Total Retained Earnings divided by mortgage assets, measured at the end of each month. Calculated each month as Total Retained Earnings divided by the sum of the carrying value of the MBS and MPP portfolios. The calculation will be the simple average of 36 month-end calculations.

(3)	For Level I Participants other than those in CRM and Internal Audit.

(4)
Deferred Awards are subject to additional performance goals for the Deferral Performance Period. Depending on our performance during the Deferral Performance Period, the Final Award will be worth 75% at Threshold, 100% at Target or 125% at Maximum of the original amount.

The Incentive Plan also establishes transitional performance goals for calendar year 2012 for the 2010 LTI and 2011 LTI, and for calendar year 2013 for the 2011 LTI. For purposes of calculating the final awards for the 2010 LTI and 2011 LTI (payable in 2013 and 2014, respectively) with respect to the performance period measured as to calendar year 2012, the following table will be used to determine the annual achievement average, which in turn will be multiplied by the participant's 2010 base salary for the 2010 LTI benefit calculation, and by the participant's 2011 base salary for the 2011 LTI benefit calculation.

2012 Mission Goals	Weighted Value (3)	Weighted Value (CRM)	Threshold (60%)	Target (80%)	Maximum (100%)
Profitability:
Potential Dividend over our Cost of Funds (1)	50%	50%	100 bps	266 bps	300 bps
Retained Earnings (2)	50%	50%	3.50%	3.75%	3.90%

(1)
Potential Dividend over our Bank's Cost of Funds is defined as adjusted net income as a percentage of average total capital stock. Net income is adjusted (i) for the effects of current and prior period prepayments and debt extinguishments, (ii) to exclude mark-to-market adjustments and other effects from derivatives and hedging activities, (iii) and to exclude the effects from interest expense on MRCS. Assumes no material change in investment authority under the Finance Agency's regulation, policy or law.

(2)
Total Retained Earnings divided by mortgage assets. Calculated each month as Total Retained Earnings divided by the sum of the carrying value of the MBS and MPP portfolios. The year-end calculation will be the simple average of 12 month-end calculations.

(3)	For Level I Participants other than those in CRM and Internal Audit.

For purposes of calculating final awards for the 2011 LTI with respect to the performance period measured as to calendar year 2013, the following table will be used to determine the annual achievement average, which in turn will be multiplied by the participant's 2011 base salary for the 2011 LTI benefit calculation.

2013 Mission Goals	Weighted Value (3)	Weighted Value (CRM)	Threshold (60%)	Target (80%)	Maximum (100%)
Profitability:
Potential Dividend over our Cost of Funds (1)	50%	50%	100 bps	266 bps	300 bps
Retained Earnings (2)	50%	50%	3.50%	3.75%	3.90%

(1)
Potential Dividend over our Bank's Cost of Funds is defined as adjusted net income as a percentage of average total capital stock. Net income is adjusted (i) for the effects of current and prior period prepayments and debt extinguishments, (ii) to exclude mark-to-market adjustments and other effects from derivatives and hedging activities, (iii) and to exclude the effects from interest expense on MRCS. Assumes no material change in investment authority under the Finance Agency's regulation, policy or law.

(2)
Total Retained Earnings divided by mortgage assets. Calculated each month as Total Retained Earnings divided by the sum of the carrying value of the MBS and MPP portfolios. The year-end calculation will be the simple average of the 12 month-end calculations.

(3)	For Level I Participants other than those in CRM and Internal Audit.

Under the Incentive Plan, a Gap Year Award is a special award made by the board of directors to Level I Participants solely for calendar year 2012 to address a gap in payment of incentive compensation during calendar year 2015 that arises as a result of the implementation of the Incentive Plan and the planned discontinuation of the 2011 LTI. The Gap Year Award will become earned and vested over a three-year period that began on January 1, 2012 and ends on December 31, 2014, subject to the achievement of specified Bank performance goals over such period, the attainment of at least a "Satisfactory" individual performance rating over such period, and (subject to certain limited exceptions) active employment on the last day of such period. For the President - CEO, the Gap Year Award equals 60% of his actual 2011 STI payment or $206,910. For the other NEOs, the Gap Year Award equals 67% of the NEO's actual 2011 STI payment, as follows:

NEO	2011 STI Payment	Original Gap Year Award
Cindy L. Konich	$132,083	$88,496
Jonathan R. West	119,240	79,891
K. Lowell Short, Jr.	87,339	58,517
Gregory L. Teare	86,315	57,831

The performance goals for the Gap Year Award relate to our profitability, retained earnings and prudential management objectives for each year of the three-year period, and consist of the following:

Gap Year - 2012-2014 Mission Goals	Weighted Value (3)	Weighted Value (CRM)	Threshold (4)	Target (4)	Maximum (4)
Profitability:
Potential Dividend over our Cost of Funds (1)	35%	35%	25 bps	50 bps	150 bps
Retained Earnings (2)	35%	35%	3.5%	3.9%	4.3%
Prudential	30%	30%	Achieve 2 Prudential Standards	Achieve 2 Prudential Standards	Achieve 3 Prudential Standards
Maintain a regulatory capital-to-assets ratio of at least 4.16% as measured on each quarter-end for calendar years 2012 through 2014
Without Board pre-approval, do not purchase more than $2.5 billion of conventional MPP assets per plan year
Award to Bank members the annual AHP funding requirement in each plan year

(1)
Potential Dividend over our Cost of Funds is defined as adjusted net income as a percentage of average total capital stock. Net income is adjusted (i) for the effects of current and prior period prepayments and debt extinguishments, (ii) to exclude mark-to-market adjustments and other effects from derivatives and hedging activities, (iii) and to exclude the effects from interest expense on MRCS. Assumes no material change in investment authority under the Finance Agency's regulation, policy or law. The Potential Dividend will be computed using a simple annual average over the three-year period.

(2)
Total Retained Earnings divided by mortgage assets. Calculated each month as Total Retained Earnings divided by the sum of the carrying value of the MBS and MPP portfolios. The calculation will be the simple average of 36 month-end calculations.

(3)	For Level I Participants other than those in CRM and Internal Audit.

(4)
Gap Year Awards are subject to additional Performance Goals for the Gap Year Performance Period. Depending on the Bank's performance during the Gap Year Performance Period, the Final Award will be worth 75% at Threshold, 100% at Target or 125% at Maximum of the original Gap Year Award.

The Incentive Plan provides that a termination of service of a Level I Participant during a Performance Period may result in the forfeiture of the Participant's award. The Incentive Plan recognizes certain exceptions to this general rule, if the termination of service is: due to the Level I Participant's death, "Disability," or "Retirement"; for "Good Reason"; or without "Cause" due to a "Reduction in Force" (in each case as defined in the Incentive Plan). If one of these exceptions applies, a Level I Participant's Annual Award, Deferred Awards or Gap Year Award generally will be treated as earned and vested, based on certain assumptions with respect to our achievement of applicable performance goals for the applicable Performance Period.

The Incentive Plan further provides that, if a "Reorganization" of our Bank occurs (as defined in the Incentive Plan), any portion of a Level I Participant's Annual Award or Deferred Award which has not otherwise become earned and vested as of the date of the Reorganization will be treated as 100% earned and vested effective as of the date of the Reorganization, based on the assumption that we would have achieved the performance goals at the Target achievement level for the Performance Period and/or the Deferral Performance Period.

The Incentive Plan also amends our 2009, 2010 and 2011 LTIs by revising the definition of "Retirement," as used in those prior plans, to conform to the Incentive Plan's definition of that term, for purposes of determining if an employee has retired beginning on or after January 1, 2012. Each of those prior plans, as amended, survives the adoption of the Incentive Plan.

The Incentive Plan provides that awards may be reduced or forfeited in certain circumstances. If, during the Deferral Performance Period, we realize actual losses or other measures or aspects of performance related to the Performance Period or Deferral Performance Period which would have caused a reduction in the final award for the Performance Period or Deferral Performance Period, then the remaining amount of the final award to be paid at the end of the Deferral Performance Period will be reduced to reflect this additional information. In addition, if a Participant violates the non-solicitation agreement with our Bank, the Participant's entire unpaid vested and unvested awards will be forfeited effective as of the date the board of directors determines such violation occurred. Further, all or a portion of an award may be forfeited at the direction of the board of directors if we have failed to remediate to the satisfaction of the board of directors an unsafe or unsound practice or condition (as identified by the Finance Agency) that is material to our financial operation and within the Level I Participant's area(s) of responsibility. Under such circumstances, the board of directors may also direct the cessation of payments for a vested award. Moreover, the board of directors may reduce or eliminate an award that is otherwise earned but not yet paid, if the board of directors finds that a serious, material safety-soundness problem, or a serious, material risk-management deficiency exists at our Bank, or if (i) operational errors or omissions result in material revisions to (a) the financial results, (b) information submitted to the Finance Agency, or (c) data used to determine incentive payouts; (ii) submission of material information to the SEC, Office of Finance and/or Finance Agency is significantly past-due; or (iii) our Bank fails to make sufficient progress, as determined by the board of directors, in the timely remediation of significant examination, monitoring and other supervisory findings.

In accordance with Finance Agency directives, we have submitted the Incentive Plan (including the above-described performance goals established by the board of directors) to the Director of the Finance Agency for review.

Retirement Benefits. We have established and maintain a comprehensive retirement program for NEOs. During 2011, we provided qualified and non-qualified defined benefit plans and a qualified defined contribution plan. The benefits provided by these plans are components of the total compensation opportunity for NEOs. The board of directors believes that these plans serve as valuable retention tools and provide significant tax deferral opportunities and resources for the participants' long-range financial planning. These plans are discussed below.

Pension and Thrift Plans. Our retirement program is comprised of two qualified retirement plans: the Pentegra Defined Benefit Plan for Financial Institutions ("DB Plan") (for eligible employees hired before February 1, 2010) and the Pentegra Defined Contribution Plan for Financial Institutions ("DC Plan") (for all employees).

In response to federal legislation which imposes restrictions on the retirement benefits otherwise earned by executives, in 1993 and 1994 we established two non-qualified benefit equalization plans: the Supplemental Executive Retirement Plan ("SERP") and the Supplemental Executive Thrift Plan ("SETP"). In order to grandfather the SERP and SETP under the laws in effect prior to the effective date of the Internal Revenue Code ("IRC") Section 409A regulations, both the SERP and SETP plans were frozen, effective December 31, 2004, and are now referred to as the "Frozen SERP" and "Frozen SETP," respectively. A separate SERP (as amended and restated effective January 1, 2008) ("2005 SERP") and a separate SETP (as amended and restated effective January 1, 2008) ("2005 SETP") were established effective January 1, 2005, to conform to the Section 409A regulations. The Frozen SERP and 2005 SERP are collectively referred to as the "SERPs" and the Frozen SETP and the 2005 SETP are collectively referred to as the "SETPs." In addition to the NEOs, certain other officers are eligible to participate in the 2005 SETP and 2005 SERP. The SETPs were terminated effective December 23, 2009, and all account balances under the SETPs were distributed to participants in lump-sum payments on or about December 24, 2010. We established rabbi trusts to fund the SETPs, and, to the extent funds in the trusts were insufficient, payments were made out of our general assets. Benefits received by the participants from these SETPs were recognized as ordinary income in the year in which they were distributed. The rabbi trusts for the SETPs remain in place (but unfunded), should the board of directors decide to reinstate the SETP in the future.

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

The DB Plan and SERPs provide benefits based on a combination of a participant's length of service, age and annual compensation, except as described below for Mr. Miller. The DC Plan provides benefits based upon amounts deferred by the participant and employer matching contributions based upon the amount of the deferral and compensation.

DB Plan and SERP. All employees who met the eligibility requirements and were hired before February 1, 2010, including the NEOs, participate in the DB Plan, a tax-qualified, multi-employer defined benefit pension plan. The plan neither requires nor permits employee contributions. Participants' pension benefits vest upon completion of five years of service. Benefits are based upon compensation up to the annual compensation limit under the IRC, which was $245,000 in 2011. In addition, benefits payable to participants in the DB Plan may not exceed a maximum benefit limit under the IRC, which in 2011 was $195,000, payable as a single life annuity at normal retirement age. The SERPs, as non-qualified retirement plans, restore retirement benefits that a participant would otherwise receive, absent these limitations imposed by the IRC. In this respect, the SERPs are an extension of our retirement commitment to our NEOs as highly-compensated employees because they preserve and restore the full pension benefits, which, due to IRC limitations, are not payable from the DB Plan.

In determining whether a participant is entitled to a restoration of retirement benefits, the SERPs utilize the identical benefit formula applicable to the DB Plan. In the event that the benefit payable from the DB Plan has been reduced or otherwise limited due to IRC limitations, the participant's lost benefits are payable under the terms of the SERPs.

In connection with an early retirement option offered in late 2006, Mr. Miller elected to retire effective December 29, 2006, and was granted an early retirement benefit. This early retirement benefit included an additional three years of service and three years of age ("3+3") for purposes of calculating his accrued benefit under the DB Plan and the SERPs. On July 16, 2007, Mr. Miller was re-hired as our President - CEO. At that time, all scheduled future payments from the SERPs were suspended until Mr. Miller retires again. Mr. Miller is eligible to participate in and accrue additional benefits under the DB Plan and the 2005 SERP (but not the Frozen SERP, because accruals to it were frozen as of December 31, 2004). The DB Plan benefit to be paid to Mr. Miller upon his future retirement will include the value of the early retirement benefit (3+3) but will also automatically be reduced, under the terms of the DB Plan, by the lump sum benefit of $1,230,601 he received from the DB Plan when he retired in 2006. The Frozen SERP benefit to be paid to Mr. Miller upon his future retirement will include the value of the early retirement benefit but will also automatically be reduced, under the terms of the Frozen SERP, to take into account the one installment payment of $308,231 that Mr. Miller has already received under the Frozen SERP, and will be reduced by an additional $450,000 which represents the amount determined by the board of directors to approximate the after-tax value of the additional benefit Mr. Miller received under the early retirement option. The Frozen SERP benefit will be increased by interest earned at the annual rate of 4.86% from December 31, 2004 (the date on which the Frozen SERP was frozen) to the date of payment following Mr. Miller's future retirement. The 2005 SERP provides that Mr. Miller's benefit upon his future retirement will include the value of the early retirement benefit and will be reduced to take into account his receipt of a lump sum payout of $1,242,282 (for a total SERP payout of $1,550,513) from his 2006 retirement. The 2005 SERP benefit will be increased by interest earned at the annual rate of 4.69% from February 1, 2007 (the date of the above-referenced installment payment) to the date of payment following Mr. Miller's future retirement. In addition, if a payment were to become due to Mr. Miller under the terms of his Key Employee Severance Agreement, the portion of that payment attributable to his 2005 SERP benefits would be calculated as if he had three years added to his age and had an additional three years of benefit service. For more information concerning Mr. Miller's Key Employee Severance Agreement, please refer to Potential Payments Upon Termination or Change in Control herein.

When the Executive/Governance Committee established Mr. Miller's compensation package in June 2007, it considered his then-established DB Plan and SERP benefits, as well as the likelihood that he would later be awarded a Key Employee Severance Agreement. The Committee also considered other FHLBanks' CEO compensation and reviewed salary data supplied by McLagan and Towers Perrin. The Committee discussed the prior payment of the early retirement benefit, and this was taken into account in setting Mr. Miller's compensation package when he returned to our Bank.

The DB Plan was amended, effective for all employees hired on or after July 1, 2008, to provide a reduced benefit. All eligible employees hired on or before June 30, 2008, were grandfathered under the benefit formula and the terms of the DB Plan in effect as of June 30, 2008 ("Grandfathered DB Plan") and are eligible to continue under the Grandfathered DB Plan, subject to future plan amendments made by the board of directors. All eligible employees hired on or after July 1, 2008, and before February 1, 2010, are enrolled in the amended DB Plan ("Amended DB Plan"). As of December 31, 2011, all NEOs are enrolled in either the Grandfathered DB Plan or the Amended DB Plan, and are eligible to participate in the SERP. See below for a description of the differences in benefits included in these plans.

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

•
Formula: The combined Grandfathered DB Plan and SERP benefit equals 2.5% times years of benefit service times the high three-year average compensation. Benefit service begins one year after employment, and benefits are vested after five years. Benefit payments commencing before age 65 are reduced by applying an early retirement factor based on the participant's age when payments begin. The allowance payable at age 65 would be reduced by 3.0% for each year the employee is under age 65. If the sum of age and years of vesting service at termination of employment is at least 70 ("Rule of 70"), the retirement allowance would be reduced by 1.5% for each year the employee is under age 65. See above description that describes the calculation of benefits for Mr. Miller. Beginning at age 66, retirees are also provided an annual retiree cost of living adjustment of 3.0% per year, which is not reflected in the table above.

Amended DB Plan. The following table shows estimated annual benefits payable upon retirement at age 65 by combining the Amended DB Plan and the 2005 SERP. The estimated annual benefits are calculated in accordance with the formula currently in effect for specified years of service and compensation for individuals participating in both plans, hired on or after July 1, 2008 and before February 1, 2010:

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

The following table sets forth a comparison of the Grandfathered DB Plan and the Amended DB Plan:

DB Plan Provisions	Grandfathered DB Plan (All Employees Hired on or before June 30, 2008)	Amended DB Plan (All Employees Hired between July 1, 2008 and January 31, 2010)
Benefit Increment	2.5%	1.5%
Cost of Living Adjustment	3.0% Per Year Cumulative, Commencing at Age 66	None
Normal Form of Payment	Guaranteed 12 Year Payout	Life Annuity
Early Retirement Reduction for less than Age 65:
i) Rule of 70	1.5% Per Year	3.0% Per Year
ii) Rule of 70 Not Met	3.0% Per Year	Actuarial Equivalent

With respect to all employees hired before February 1, 2010:

•	Eligible compensation includes salary, STI, bonus, and any other compensation that is reflected on the IRS Form W-2 (but not including LTI or any compensation deferred from a prior year).

•
Retirement benefits from the Frozen SERP may be paid in the form of a lump sum payment or annual installments up to 20 years, or a combination of lump sum and annual payments. Retirement benefits from the 2005 SERP may be paid in the form of a lump sum payment, or annual installments up to 20 years, or a combination of lump sum and annual payments. The benefits due from the SERPs are paid out of a grantor trust that we have established or out of our general assets. The assets of the grantor trust are subject to the claims of our general creditors.

•
Retirement benefits from the DB Plan are paid in the form of a lump sum, annuity, or a combination of the two, at the election of the retiree at the time of retirement. Any payments involving a lump sum are subject to spousal consent.

The 2005 SERP was amended in 2008 to clarify that, for employees hired on or after July 1, 2008 who have previously accrued Pentegra retirement benefits, the 2005 SERP will only restore benefits earned while at our Bank. The 2005 SERP was also amended in 2008 to reflect the conforming changes otherwise reflected in the July 1, 2008 board of directors' resolution, including the decision not to include LTI payments in compensation when calculating the benefit payable under the 2005 SERP.

During 2010 our board of directors discontinued participation in the Amended DB Plan for new employees. As a result, no employee hired on or after February 1, 2010 (including future NEOs) will be enrolled in that plan, and members of the Amended DB Plan as of January 31, 2010 (including NEOs) will continue to be eligible for the Amended DB Plan and accrue benefits thereunder until termination of employment.

DC Plan. All employees, including the NEOs, who have met the eligibility requirements may participate in the DC Plan, a retirement savings plan qualified under the IRC (Section 401(k)). Prior to January 1, 2011, we matched participant contributions based on the length of service and the amount of the participant's contribution.

A safe-harbor plan amendment to the DC Plan, adopted effective January 1, 2011, provides for an immediate fully vested (after the first month of hire) employer match of 100% on the first 6% of base pay that the participant defers. This amendment thereby eliminated the previous one-year waiting period before the employer match would begin, and eliminated the previous five-year vesting schedule based on years of service. This action was taken primarily to facilitate the recruitment and retention of new employees after February 1, 2010 since they are not eligible to participate in the Grandfathered DB Plan or the Amended DB Plan.

Eligible compensation in the DC Plan is defined as base salary. A participant in the DC Plan may elect to contribute up to 50% of eligible compensation, subject to the following limits. Under IRS regulations, in 2011 an employee could contribute up to $16,500 of eligible compensation on a pre-tax basis, and an employee age 50 or over could contribute up to an additional $5,500 on a pre-tax basis. Participant contributions over that amount may be made on an after-tax basis. A total of $49,000 per year may be contributed to a participant's account, including our matching contribution and the participant's pre-tax and after-tax contributions. In addition, no more than $245,000 of annual compensation may be taken into account in computing eligible compensation. The amount deferred on a pre-tax basis will be taxed to the participant as ordinary income when distributed from the DC Plan. The plan permits participants to self-direct the investment of their DC Plan accounts into one or more investment funds. All returns are at the market rate of the related fund.

Effective October 1, 2010 an amendment to the DC Plan permits a participant (in addition to making pre-tax elective deferrals) to fund a separate "Roth Elective Deferral Account" (also known as a "Roth 401(k)") with after-tax contributions. A participant may make both pre-tax and Roth 401(k) contributions, subject to the limitations described in the previous paragraph. All Bank contributions will be allocated to the participant's safe-harbor account, subject to the maximum match amount described above. Under current IRS rules, withdrawals from a Roth 401(k) account (including investment gains) are tax-free after the participant reaches age 59 1/2 and if the withdrawal occurs at least five years after January 1 of the first year in which a contribution to the Roth 401(k) account occurs. Effective December 10, 2010 the Bank elected to allow in-plan Roth conversions. This allows participants to convert certain vested contributions into Roth contributions similar to a Roth IRA conversion.

Executive Perquisites and Other Benefits. Perquisites and other benefits are provided to the NEOs as a matter of market competitiveness and are commensurate with their overall position, duties, and responsibilities.

We offer the following perquisites and other benefits to the NEOs:

•	DB Plan and DC Plan (as discussed above);

•	participation in the 2005 SERP;

•	medical, dental, and vision insurance (subject to employee expense sharing);

•	vacation leave, which increases based upon officer title and years of service;

•	life and long-term disability insurance;

•	travel insurance;

•	educational assistance;

•	reimbursement, limited to two hundred dollars annually, for health club membership or in-home health equipment;

•	employee relocation assistance, where appropriate, for new hires;

•	spousal travel to board of directors and preapproved industry activities (limited to two events per year); and

•	annual physical examination.

The incremental cost of such perquisites to us is included in the Summary Compensation Table. Many of these benefits are also provided to other Bank employees.

Key Employee Severance Agreements. We have Key Employee Severance Agreements with certain officers, including the NEOs. Please refer to the Potential Payments Upon Termination or Change in Control herein for additional information concerning Key Employee Severance Agreements.

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

Key Employee Severance Agreements with three of our NEOs contain provisions that "gross-up" certain benefits paid thereunder in the event the NEO should become liable for an excise tax on such benefits. Please refer to the Potential Payments Upon Termination or Change in Control herein for additional information concerning Key Employee Severance Agreements.

Summary Compensation Table for 2011

Name and Principal Position	Year	Salary (1)	Non-Equity Incentive Plan Compensation (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3)	All Other Compensation (4)	Total
(a)	(b)	(c)	(g)	(h)	(i)	(j)
Milton J. Miller, II President - CEO (PEO)	2011	$555,438	$504,294	$2,083,000	$14,805	$3,157,537
	2010	534,066	512,278	872,000	14,914	1,933,258
	2009	538,461	228,242	1,275,000	22,265	2,063,968
Cindy L. Konich Executive Vice President - COO - CFO (PFO)	2011	369,018	195,861	1,264,000	14,803	1,843,682
	2010	337,192	201,056	650,000	14,835	1,203,083
	2009	323,082	78,585	586,000	20,230	1,007,897
Jonathan R. West Executive Vice President -COO - Business Operations	2011	333,138	177,849	987,000	14,793	1,512,780
	2010	307,390	181,816	333,000	16,279	838,485
	2009	296,892	72,215	309,000	17,273	695,380
K. Lowell Short, Jr. Senior Vice President - Chief Accounting Officer	2011	244,010	125,123	44,000	14,709	427,842
Gregory L. Teare Senior Vice President - Chief Banking Officer	2011	241,150	132,025	86,000	14,537	473,712
	2010	234,130	123,610	48,000	7,118	412,858
	2009	231,552	56,322	36,000	1,894	325,768

(1)	The 2009 amounts represent 27 pay periods whereas the 2010 and 2011 amounts represent 26 pay periods.

(2)	The Non-Equity Incentive Plan Compensation table below shows the components of the "Non-Equity Incentive Plan Compensation" column and the dates that these amounts were paid.

(3)
These amounts represent a change in pension values under the Grandfathered DB Plan, Amended DB Plan and the SERPs. No NEO received preferential or above-market earnings on deferred compensation. Pension values are determined by calculating the present values of pension benefits accrued through the plan valuation dates. The calculations incorporate various assumptions and changes in compensation, age and service, and utilize discount interest rates based on market interest rates. Those discount rates declined significantly in 2011, which resulted in a corresponding significant increase in pension values in 2011. The change in pension values for Mr. Miller includes an additional three years of service and an additional three years of age as part of the early retirement incentive package that he received from his retirement in December 2006.

(4)	The All Other Compensation table below shows the components of the "All Other Compensation" column.

Non-Equity Incentive Plan Compensation - 2011

		STI Plan		LTI Plan		Total
						Non-Equity
Name	Year	Amounts Earned	Date Paid	Amounts Earned	Date Paid	Incentive Compensation
Milton J. Miller, II	2011	$344,850	3/9/2012	$159,444	3/9/2012	$504,294
	2010	347,276	2/25/2011	165,002	2/25/2011	512,278
	2009	228,242	2/26/2010	—	N/A	228,242
Cindy L. Konich	2011	132,083	3/9/2012	63,778	3/9/2012	195,861
	2010	135,053	2/25/2011	66,003	2/25/2011	201,056
	2009	78,585	2/26/2010	—	N/A	78,585
Jonathan R. West	2011	119,240	3/9/2012	58,609	3/9/2012	177,849
	2010	121,916	2/25/2011	59,900	2/25/2011	181,816
	2009	72,215	2/26/2010	—	N/A	72,215
K. Lowell Short, Jr. (1)	2011	87,339	3/9/2012	37,784	3/9/2012	125,123
Gregory L. Teare	2011	86,315	3/9/2012	45,710	3/9/2012	132,025
	2010	87,828	2/25/2011	35,782	2/25/2011	123,610
	2009	56,322	2/26/2010	—	N/A	56,322

(1)	Mr. Short's LTI payout for the 2009-2011 performance period has been prorated for his partial year of employment with the Bank in 2009.

All Other Compensation - 2011

		Bank Contribution	Bank Contribution		Total
		to	to		All Other
Name	Year	2005 SETP	DC Plan	Other (1)	Compensation
Milton J. Miller, II	2011	$—	$14,700	$105	$14,805
	2010	—	14,700	214	14,914
	2009	7,350	14,700	215	22,265
Cindy L. Konich	2011	—	14,700	103	14,803
	2010	—	14,700	135	14,835
	2009	4,957	13,710	1,563	20,230
Jonathan R. West	2011	—	14,700	93	14,793
	2010	—	14,700	1,579	16,279
	2009	3,768	13,386	119	17,273
K. Lowell Short, Jr.	2011	—	14,641	68	14,709
Gregory L. Teare	2011	—	14,469	68	14,537
	2010	—	7,024	94	7,118
	2009	—	1,801	93	1,894

(1)	Other includes other de minimus perquisites that are individually and in the aggregate valued at less than $10,000.

Annual Incentive Compensation

Grants of Plan-Based Awards Table for 2011

	Estimated Future Payouts Under Non-Equity Incentive Plans
Name	Plan Name	Grant Date	Threshold (1) (2)	Target	Maximum
(a)		(b)	(c)	(d)	(e)
Milton J. Miller, II	STI	1/20/2011	$1,666	$277,719	$388,807
	LTI	1/20/2011	83,316	166,631	249,947
Cindy L. Konich	STI	1/20/2011	738	110,705	147,607
	LTI	1/20/2011	36,902	73,804	110,705
Jonathan R. West	STI	1/20/2011	666	99,941	133,255
	LTI	1/20/2011	33,314	66,628	99,941
K. Lowell Short, Jr.	STI	1/20/2011	488	73,203	97,604
	LTI	1/20/2011	24,401	48,802	73,203
Gregory L. Teare	STI	1/20/2011	482	72,345	96,460
	LTI	1/20/2011	24,115	48,230	72,345

(1)
The STI threshold payout is the amount expected to be paid when meeting the minimum threshold for the smallest component of each of the 13 components of the STI Plan. If the minimum threshold for the lightest weighted of the 13 components was achieved, but we did not reach the minimum threshold for any of the other components, the payout would be 0.30% of the eligible payout for the CEO and 0.20% for the other NEOs (0.30% x base pay for Mr. Miller and 0.20% x base pay for the other NEOs) resulting in a cash payout as noted above in column (c). There was no guaranteed payout under the 2011 STI Plan.Therefore, the minimum that could be paid out under this plan is $0 for each NEO. The Non-Equity Incentive Plan Compensation table above shows the amounts actually earned and paid under the 2011 STI Plan.

(2)
The LTI threshold payout is based upon attaining the minimum threshold over the 3-year period of the plan. The threshold is the amount expected be paid when meeting the minimum threshold for achievement under the LTI plan over the 3-year period.There is no guaranteed payout under the 2011-2013 LTI Plan. Therefore, the minimum that could be paid out under this plan is $0 for each NEO.

Retirement Benefits

Pension Benefits Table for 2011

Name	Plan Name	Number of Years of Credited Service (1) (2)	Present Value of Accumulated Benefits	Payments During Last Fiscal Year
(a)	(b)	(c)	(d)	(e)
Milton J. Miller, II	DB Plan	34	$606,000	$—
	SERP	34	4,901,000	—
Cindy L. Konich	DB Plan	27	1,897,000	—
	SERP	27	1,721,000	—
Jonathan R. West	DB Plan	25	1,700,000	—
	SERP	25	1,210,000	—
K. Lowell Short, Jr.	DB Plan	1	41,000	—
	SERP	1	11,000	—
Gregory L. Teare	DB Plan	9	152,000	—
	SERP	3	38,000	—

(1)
The years of credited service for Mr. Miller in the table above have been increased by three years as a result of the terms of his early retirement in 2006, as previously discussed. For each of the NEOs, the years of credited service have been rounded to the nearest whole year.

(2)	Mr. Teare's employment with our Bank began on September 19, 2008. He was previously employed by the FHLBank of Seattle and is credited with six additional years of service for the DB Plan.

Pension values are determined by calculating the present values of pension benefits accrued through the plan valuation dates. The calculations incorporate various assumptions and changes in compensation, age and service, and utilize discount interest rates based on market interest rates.

The present value of the accumulated benefits is based upon a retirement age of 65, using the RP 2000 mortality table projected five years, a discount rate of 4.4% for the DB Plan, and a discount rate of 4.3% for the SERPs for 2011.

Potential Payments Upon Termination or Change in Control.

Severance Pay Plan. The board of directors has adopted a Severance Pay Plan that pays the NEOs, upon a qualifying termination as described below, up to a maximum 52 weeks of base pay computed at the rate of four weeks of severance pay for each year of service with a minimum of 8 weeks of base pay to be paid. In addition, the plan pays a lump sum amount equal to the NEOs' cost to maintain health insurance coverage under the Consolidated Omnibus Budget Reconciliation Act ("COBRA") for the time period applicable under the severance pay schedule. The Severance Pay Plan may be amended or eliminated by the board of directors at any time. This plan does not apply to NEOs who have a Key Employee Severance Agreement (discussed below) with the Bank, if a qualifying event has triggered payment under the terms of the Key Employee Severance Agreement. However, if an NEO's employment is terminated, but a qualifying event under a Key Employment Severance Agreement has not occurred (i.e., if the NEO's employment is terminated as part of a reduction in force that is not associated with a change in control), the provisions of the Severance Pay Plan apply. As of the date of this Report, all of our NEOs have a Key Employee Severance Agreement with our Bank.

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

The following table includes the amounts to be paid to the NEOs under the Severance Pay Plan if triggered as of December 31, 2011, absent a qualifying event that would result in payments under the respective Key Employee Severance Agreement:

	Months of	Cost of	Weeks of	Cost of	Total
NEO	COBRA	COBRA	Salary	Salary	Severance
Milton J. Miller, II	12	$16,912	52	$555,438	$572,350
Cindy L. Konich	12	16,912	52	369,018	385,930
Jonathan R. West	12	16,912	52	333,138	350,050
K. Lowell Short, Jr.	2	2,819	9	42,232	45,051
Gregory L. Teare	3	4,228	13	60,287	64,515

The amounts discussed above do not include payments and benefits to the extent that they are provided on a nondiscriminatory basis to NEOs generally upon termination of employment. These include:

•	accrued salary and vacation pay;

•	distribution of benefits under the DB Plan; and

•	distribution of plan balances under the DC Plan.

The amounts discussed above also do not include payments from the SERPs. Those amounts may be found in the Pension Benefits Table.

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

The Key Employee Severance Agreement with Mr. Miller was entered into in 2010 following a review by the Finance Agency, conducted pursuant to the Bank Act and applicable Finance Agency directives. Ms. Konich's agreement was entered into during 2007. Mr. West's agreement was first made in 2001, and was amended by the board of directors in 2005 and again in 2007.

The agreements with Mr. Miller, Ms. Konich, and Mr. West contain certain common features. The agreements provide each of them with coverage under our medical and dental insurance plans in effect at the time of termination for 36 months (subject to the NEO paying the employee portion of the cost of such coverage). We do not believe payments to these NEOs under the agreements are subject to the restriction on change-in-control payments under IRC Section 280G or the excise tax applicable to excess change-in-control payments because we are exempt from these requirements as a tax-exempt instrumentality of the United States government. If it is determined, however, that the NEO is liable for such excise tax payment, the agreement provides for a "gross-up" of the benefits to cover such excise tax payment. This gross-up is shown as a component of the value of the Key Employee Severance Agreement in the table below. Further, the agreements for these NEOs also provide that the NEO will be reimbursed for all reasonable accounting, legal, financial advisory and actuarial fees and expenses incurred by the NEO with respect to execution of the agreement or at the time of payment under the agreement. The agreements also provide that the NEO will be reimbursed for all reasonable legal fees and expenses incurred by the NEO if our Bank contests the enforceability of the agreements or the calculation of the amounts payable under these agreements, so long as the NEO is wholly or partially successful on the merits or the parties agree to a settlement of the dispute.

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

Benefits for Mr. Miller under the 2005 SERP would be determined as if he had three years added to his age calculation and had an additional three years of benefit service. This benefit enhancement with respect to the 2005 SERP would be in addition to the early retirement benefit previously granted to Mr. Miller as part of our Bank-wide early retirement program established in 2006. (For additional information concerning Mr. Miller's retirement benefits, see DB Plan and SERP herein.) For Ms. Konich and Mr. West, benefits under the SERP would be calculated as if the NEO were three years older and had three more years of benefit service.

If we were not in compliance with any applicable regulatory capital or regulatory leverage requirement at the time payment under the agreements becomes due, or if the payments would cause us to fall below applicable regulatory requirements, the payments for Mr. Miller, Ms. Konich and Mr. West would be deferred until such time as we achieve compliance with such requirements.

In January 2011, we offered Key Employee Severance Agreements to Mr. Short and Mr. Teare following a review by the Finance Agency conducted pursuant to the Bank Act and applicable Finance Agency directives. Under the terms of these agreements, if the NEO terminates for "good reason" within 24 months after a reorganization, or if the NEO is terminated without "cause" within 12 months before and 24 months after a reorganization, the NEO is entitled to a lump-sum payment equal to 1.0 times the average of his three preceding calendar years' base salary (inclusive of amounts deferred under a qualified or nonqualified plan) and bonus (inclusive of amounts deferred under a qualified or nonqualified plan), provided that, for any calendar year in which the NEO received base salary for less than the entire year, the gross amount shall be annualized as if such amount had been payable for the entire calendar year. In addition, our Bank would pay the NEO a dollar amount equal to the cash equivalent of our contribution for medical and dental insurance premiums for the NEO (and his spouse and dependents if they were covered at the time of termination) for a 12-month period, which the NEO may use to pay for continuation coverage under our medical and dental insurance policies in accordance with the requirements of the COBRA. If we were not in compliance with any applicable regulatory capital or regulatory leverage requirement at the time payment under the agreement becomes due, or if the payment would cause our Bank to fall below applicable regulatory requirements, the payment would be deferred until such time as we achieve compliance with such requirements.

If a reorganization of our Bank had triggered payments under any of the Key Employee Severance Agreements on December 31, 2011, the value of the payments for the NEOs would have been approximately as follows:

Provision (1)	Milton J. Miller, II	Cindy L. Konich	Jonathan R. West	K. Lowell Short, Jr.	Gregory L. Teare
1.0 times average of the 3 prior calendar years base salary and bonuses paid to the executive including salary and bonus accruals	N/A	N/A	N/A	$310,515	$324,257
2.0 times average of the 3 prior calendar years base salary, bonuses and other cash compensation paid to the executive except for salary deferrals which are included below	$1,656,465	N/A	N/A	N/A	N/A
2.99 times average of the 3 prior calendar years base salary, bonuses and other cash compensation paid to the executive except for salary deferrals which are included below	N/A	$1,363,682	$1,167,792	N/A	N/A
2.0 times average of the executive's salary deferrals and employer matching contributions under the DC Plan and the SETP for the 3 prior calendar years	194,968	N/A	N/A	(a)	(a)
2.99 times average of the executive's salary deferrals and employer matching contributions under the DC Plan and the SETP for the 3 prior calendar years	N/A	113,687	177,940	(a)	(a)
2.0 times average of the 3 prior calendar years taxable portion of the executive's automobile allowance	—	N/A	N/A	(b)	(b)
2.99 times average of the 3 prior calendar years taxable portion of the executive's automobile allowance	N/A	—	—	(b)	(b)
Additional amount under the SERP equal to the additional benefit calculated as if the executive were 3 years older and had 3 more years of credited service	1,271,050	695,043	619,306	(b)	(b)
Gross-up payment to cover any excise tax that is not ordinary federal income tax, if applicable	—	929,248	804,439	(b)	(b)
Medical and dental insurance coverage for 36 months	44,658	44,658	44,658	N/A	N/A
Lump sum payment of cash equivalent of medical and dental insurance coverage for 12 months	N/A	N/A	N/A	13,896	13,896
Reimbursement of reasonable accounting, legal, financial advisory, and actuarial services (2)	10,000	10,000	10,000	(b)	(b)
Total value of contract	$3,177,141	$3,156,318	$2,824,135	$324,411	$338,153

(1)	Items marked as "N/A" indicate that the NEO has a similar provision but a different payout calculation.

(2)	The amount of $10,000 for reimbursement of reasonable accounting, legal, financial advisory, and actuarial services is an estimate.

(a)	The Key Employee Severance Agreements for Mr. Short and Mr. Teare specify a multiplier on the gross salary and gross bonus amounts paid. Any salary deferrals have already been included.

(b)	The Key Employee Severance Agreements for Mr. Short and Mr. Teare do not include a provision for this severance coverage.

Compensation Risk

The HR Committee and the Executive/Governance Committee undertook a review of our policies and practices of compensating our employees, including non-executive officers, and determined that none of such policies and practices result in risk which is reasonably likely to have a material adverse effect on our Bank. Further, as a result of such review, the HR Committee and the Executive/Governance Committee believe that our plans and programs contain features which operate to mitigate risk and reduce the likelihood of employees engaging in excessing risk-taking behavior with respect to the compensation-related aspects of their jobs. In addition, the material plans and programs operate within a strong governance and review structure that serves and supports risk mitigation.

Director Compensation

On April 5, 2010 the Finance Agency published its adoption of a final rule relating to director eligibility, elections and compensation and expenses. With respect to director compensation and expenses, the final rule specifies that each FHLBank may pay its directors reasonable compensation for the time required of them, and their necessary expenses, in the performance of their duties, as determined by a compensation policy to be adopted annually by the FHLBank's board of directors. Payments under the compensation policy may be based on any factors that the board of directors determines reasonably to be appropriate, subject to the requirements of the final rule. The compensation policy is required to address the activities or functions for which director attendance or participation is necessary and which may be compensated, and shall explain and justify the methodology used to determine the amount of director compensation. The compensation paid by an FHLBank to a director is required to reflect the amount of time the director spent on official FHLBank business, subject to reduction as necessary to reflect lesser attendance or performance at board or committee meetings during a given year. Under the final rule, the Director of the Finance Agency reviews the compensation and expenses of FHLBank directors and has the authority to determine that the compensation and/or expenses paid to directors are not reasonable. In such case, the Director could order the FHLBank to refrain from making any further payments; provided, however, that such order would only be applied prospectively and would not affect any compensation earned but unpaid or expenses incurred but not yet reimbursed.

Following the publication of the final rule, we retained McLagan Partners to provide market research data. On December 16, 2010 after consideration of the McLagan Partners data, a director fee comparison among the FHLBanks, and our ability to recruit and retain highly-qualified directors, our board of directors adopted a revised director compensation and travel expense policy for 2011. On November 17, 2011 our board of directors re-adopted the policy without material changes for 2012.

Under this policy, as in effect in 2011 and 2012, compensation is comprised of per-day in-person meeting fees and quarterly retainers, subject to the combined fee cap shown below. The fees compensate directors for:

•	time spent reviewing materials sent to them on a periodic basis;

•	preparing for meetings;

•	actual time spent attending the meetings of our board of directors or its committees; and

•	participating in any other activities, such as attending new director orientations and director meetings called by the Finance Agency or the Council of FHLBanks.

Additional compensation is paid for serving as chair or vice chair of the board of directors or as chair of a board committee. Member marketing meetings and customer appreciation events are not counted in calculating the in-person meeting fee. Because we are a cooperative and only member institutions can own our stock, no director may receive equity-based compensation. Under the policy, director fees are paid at the end of each quarter.

The following table summarizes our 2011 and 2012 director compensation policy:

Position	Per-day In-Person Fee	Quarterly Retainer Fee	Combined Annual In-Person and Quarterly Fee Cap	Additional Committee Chair Fee (1)
Chair	$4,167	$12,500	$100,000	$—
Vice Chair	3,542	10,625	85,000	—
Audit Committee Chair	3,125	9,375	75,000	10,000
Finance Committee Chair	3,125	9,375	75,000	10,000
HR Committee Chair	3,125	9,375	75,000	10,000
Budget / Information Technology Committee Chair	3,125	9,375	75,000	10,000
Affordable Housing Committee Chair	3,125	9,375	75,000	10,000
Executive/Governance Committee Chair	3,125	9,375	75,000	10,000	(a)
All other directors	3,125	9,375	75,000	—

(1)	It has been the board of directors' practice to assign a director to only one Committee Chair.

(a)
For 2011, the Chair of our board of directors also served as Chair of the Executive/Governance Committee and was eligible for an additional $10,000 in excess of the Combined Annual In-Person and Quarterly Fee Cap.

Director Compensation Table for 2011

	Fees Earned or Paid-in Cash	Total
Name	(b)	(h)
Jonathan P. Bradford	$75,000	$75,000
Paul C. Clabuesch	110,000	110,000
Matthew P. Forrester	75,000	75,000
Timothy P. Gaylord	85,000	85,000
Michael J. Hannigan, Jr.	85,000	85,000
Carl E. Liedholm	75,000	75,000
James L. Logue, III	85,000	85,000
Robert D. Long	85,000	85,000
James D. MacPhee	75,000	75,000
Dan L. Moore	75,000	75,000
Christine Coady Narayanan	85,000	85,000
Jeffrey A. Poxon	85,000	85,000
John L. Skibski	75,000	75,000
Elliot A. Spoon	75,000	75,000
Thomas R. Sullivan	75,000	75,000
Larry A. Swank	75,000	75,000
Maurice F. Winkler, III	75,000	75,000
Christopher A. Wolking	75,000	75,000
Total	$1,445,000	$1,445,000

We provide various travel and accident insurance coverages for all of our directors, officers, and employees. Our total annual premium for these coverages for all directors, officers and employees was $5,668 for 2011.

We also reimburse directors or directly pay for reasonable travel and related expenses in accordance with the director compensation and travel reimbursement policy. Our policy is to reimburse directors for travel expenses of a spouse or guest accompanying the director to no more than two Bank-related travel events (including board of directors meetings) each year. Total travel and related expenses reimbursed to or paid for directors were $359,243, $353,668, and $350,165, for the years ended December 31, 2011, 2010, and 2009, respectively.

None of our directors received more than $10,000 of other compensation or benefits during 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our regulatory capital stock as of February 29, 2012, by each shareholder that owns beneficially more than 5% of the outstanding shares of regulatory capital stock. Each shareholder named has sole voting and investment power over the shares that shareholder beneficially owns.

Name and Address of Shareholder	Number of Shares Owned	% Outstanding Shares of Regulatory Capital Stock
Flagstar Bank, FSB - 5151 Corporate Drive, Troy, MI	3,017,366	15%
Bank of America N.A. - One NCNB Plaza, Charlotte, NC	2,249,214	11%
Jackson National Life Insurance Company - 1 Corporate Way, Lansing, MI	1,068,947	5%
Total	6,335,527	31%

The majority of our directors are officers and/or directors of our financial institution members. The following table sets forth the financial institution members that have one of its officers and/or directors serving on our board of directors as of February 29, 2012:

Name of Member	Director Name	Number of Shares Owned by Member	% of Outstanding Shares of Regulatory Capital Stock
Thumb National Bank & Trust	Paul C. Clabuesch	9,644	0.05%
River Valley Financial Bank	Matthew P. Forrester	42,260	0.21%
Mason State Bank	Timothy P. Gaylord	20,468	0.10%
First State Bank	James D. MacPhee	3,879	0.02%
Kalamazoo County State Bank	James D. MacPhee	2,268	0.01%
Home Bank SB	Dan L. Moore	27,818	0.14%
Lafayette Savings Bank, FSB	Jeffrey A. Poxon	31,846	0.16%
Monroe Bank & Trust	John L. Skibski	106,054	0.52%
Firstbank-West Branch	Thomas R. Sullivan	18,632	0.09%
Firstbank	Thomas R. Sullivan	17,791	0.09%
Firstbank - West Michigan	Thomas R. Sullivan	12,678	0.06%
Firstbank - Alma	Thomas R. Sullivan	14,002	0.07%
Keystone Community Bank	Thomas R. Sullivan	9,556	0.05%
Peoples Federal Savings Bank	Maurice F. Winkler III	41,277	0.20%
Old National Bank	Christopher A. Wolking	308,346	1.53%
Total		666,519	3.30%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Parties

We are a cooperative institution and owning shares of our Class B Stock is generally a prerequisite to transacting business with us. As such, we are wholly-owned by financial institutions that are also our customers (with the exception of shares held by former members, or their legal successors, in the process of redemption). In addition, our directors are elected by our members, and we conduct our business almost exclusively with our members. Therefore, in the normal course of business, we extend credit to members with officers or directors who may serve as our directors on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to our Bank (i.e., other members), and that do not involve more than the normal risk of collectability or present other unfavorable terms.

We do not loan money to or conduct other business transactions with our executive officers or any of our other officers or employees. Executive officers may obtain loans under certain employee benefit plans but only on the same terms and conditions as are applicable to all employees who participate in such plans.

Related Transactions

We have a Code of Conduct that requires all directors, officers and employees to disclose any related party interests through ownership or family relationship. These disclosures are reviewed by our ethics officers and, where appropriate, our board of directors to determine the potential for a conflict of interest. In the event of a conflict, appropriate action is taken, which may include: recusal of a director from the discussion and vote on a transaction in which the director has a related interest; removal of an employee from a project with a related party vendor; disqualification of related vendors from transacting business with us; or requiring directors, officers or employees to divest their ownership interest in a related party. The Corporate Secretary and ethics officers maintain records of all related party disclosures, and there have been no transactions involving our directors, officers or employees that would be required to be disclosed herein.

Director Independence and Audit Committee

General. Our board of directors is required to evaluate and report on the independence of our directors under two distinct director independence standards. First, Federal Housing Finance Agency ("Finance Agency") regulations establish independence criteria for directors who serve as members of our Audit Committee. Second, Securities and Exchange Commission ("SEC") rules require that our board of directors apply the independence criteria of a national securities exchange or automated quotation system in assessing the independence of its directors. As of the date of this Form 10-K, we have 18 directors: ten were elected as member directors by our member institutions; and eight were elected (Mr. Liedholm) or re-elected (Ms. Narayanan and Messrs. Bradford, Hannigan, Logue, Long, Spoon and Swank) as "independent directors" by our member institutions pursuant to the Bank Act following the enactment of HERA. None of our directors is an "inside" director. That is, none of our directors is an employee or officer of our Bank. Further, our directors are prohibited from personally owning stock in our Bank. Each of the ten member directors, however, is a senior officer or director of an institution that is our member and is encouraged to engage in transactions with us on a regular basis.

Finance Agency Regulations Regarding Independence. The Finance Agency director independence standards prohibit an individual from serving as a member of our Audit Committee if he or she has one or more disqualifying relationships with our Bank or our management that would interfere with the exercise of his or her independent judgment. Relationships considered to be disqualifying by our board of directors are: employment with us at any time during the last five years; acceptance of compensation from us other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for our Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been an Executive Officer within the past five years. Our board of directors assesses the independence of each director under the Finance Agency's independence standards, regardless of whether he or she serves on the Audit Committee. As of the date of this Form 10-K, each of our directors is "independent" under these criteria relating to disqualifying relationships.

SEC Rules Regarding Independence. SEC rules require our board of directors to adopt a standard of independence with which to evaluate our directors. Pursuant thereto, our board adopted the independence standards of the New York Stock Exchange ("NYSE") to determine which of our directors are "independent," which members of its Audit Committee are not "independent," and whether our Audit Committee's financial expert is "independent." After applying the NYSE independence standards, our board determined that, as of the date of this Form 10-K, our eight directors (Ms. Narayanan and Messrs. Bradford, Hannigan, Liedholm, Logue, Long, Spoon, and Swank) who are "independent" directors, as defined in and for purposes of the Federal Home Loan Bank Act of 1932 ("Bank Act"), as amended by the Housing and Economic Recovery Act of 2008 ("HERA") are also "independent" under the NYSE standards.

Based upon the fact that each member director is a senior officer or director of an institution that is a member of our Bank (and thus the member is an equity holder in our Bank), that each such institution routinely engages in transactions with us, and that such transactions occur frequently and are encouraged, our board of directors concluded for the present time that none of the member directors meet the independence criteria under the NYSE independence standards. It is possible that under a strict reading of the NYSE objective criteria for independence (particularly the criterion regarding the amount of business conducted with our Bank by the director's institution), a member director could meet the independence standard on a particular day. However, because the amount of business conducted by a member director's institution may change frequently, and because we generally desire to increase the amount of business we conduct with each member institution, our board of directors deemed it inappropriate to draw distinctions among the member directors based upon the amount of business conducted with our Bank by any director's institution at a specific time.

Our board of directors has a standing Audit Committee comprised of eight directors, six of whom are member directors and two of whom are "independent" directors (according to Bank Act director classifications established by HERA). For the reasons noted above, our board of directors determined that none of the current member directors on our Audit Committee are "independent" under the NYSE standards for audit committee members. Our board of directors determined that Mr. Long and Mr. Spoon, the independent directors who serve on the Audit Committee, are "independent" under the NYSE independence standards for audit committee members. As stated above, our board of directors also determined that each member of the Audit Committee is "independent" under the Finance Agency's standards applicable to our Audit Committee.

SEC Rule Regarding Audit Committee Independence. Section 1112 of HERA requires the FHLBanks to comply with the substantive audit committee director independence rules applicable to issuers of securities pursuant to the rules of the Exchange Act. Those rules provide that, to be considered an independent member of an audit committee, the director may not be an affiliated person of the Exchange Act registrant. The term "affiliated person" means a person that directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, the registrant. The rule provides a "safe harbor," whereby a person will not be deemed an affiliated person if the person is not the beneficial owner, directly or indirectly, of more than 10% of any class of voting securities of the registrant. All of our Audit Committee member directors' institutions presently meet this safe harbor.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed for the years ended December 31, 2011, and 2010, by our independent registered public accounting firm, PricewaterhouseCoopers LLP ($ amounts in thousands):

	2011	2010
Audit fees	$711	$666
Audit-related fees	47	66
Tax fees	—	—
All other fees	—	—
Total fees	$758	$732

Audit fees were for professional services rendered for the audits of our financial statements. Audit-related fees were for assurance and related services primarily related to accounting consultations and control advisory services.

We are exempt from all federal, state, and local taxation, except real estate taxes. Therefore, no fees were paid for tax services during the years presented.

Our Audit Committee has adopted the Independent Accountant Pre-approval Policies and Procedures for the Audit Committee (the "Pre-approval Policy"). In accordance with the Pre-approval Policy and applicable law, our Audit Committee pre-approves audit services, audit-related services, tax services and non-audit services to be provided by our independent registered public accounting firm. Pre-approvals are valid until the end of the next calendar year, unless the Audit Committee specifically provides otherwise. On an annual basis, the Audit Committee reviews the list of specific services and projected fees for services to be provided for the next 12 months and pre-approves services as the Audit Committee deems necessary. Under the Pre-approval Policy, the Audit Committee may delegate pre-approval authority to one or more of its members. The Audit Committee has designated the Committee Chair as the member to whom such authority is delegated. Pre-approved actions by the Committee Chair as designee are reported to the Audit Committee for approval at its next scheduled meeting. New services that have not been pre-approved by the Audit Committee that are in excess of the pre-approval fee level established by the Audit Committee must be presented to the entire Audit Committee for pre-approval.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following financial statements of the Federal Home Loan Bank of Indianapolis set forth in Item 8. above are filed as a part of this report.

Report of Independent Registered Public Accounting Firm
Statements of Condition as of December 31, 2011, and 2010
Statements of Income for the Years Ended December 31, 2011, 2010, and 2009
Statements of Capital for the Years Ended December 31, 2011, 2010, and 2009
Statements of Cash Flows for the Years Ended December 31, 2011, 2010, and 2009
Notes to Financial Statements

(b) Exhibits

The exhibits to this Annual Report on Form 10-K are listed in the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

/s/ MILTON J. MILLER II
Milton J. Miller II
President - Chief Executive Officer
(Principal Executive Officer)
Date: March 20, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ MILTON J. MILLER II	President - Chief Executive Officer	March 20, 2012
Milton J. Miller II
(Principal Executive Officer)

/s/ CINDY L. KONICH	Executive Vice President - Chief Operating Officer - Chief Financial Officer	March 20, 2012
Cindy L. Konich
(Principal Financial Officer)

/s/ K. LOWELL SHORT, JR.	Senior Vice President - Chief Accounting Officer	March 20, 2012
K. Lowell Short, Jr.
(Principal Accounting Officer)

/s/ PAUL C. CLABUESCH	Chair of the board of directors	March 20, 2012
Paul C. Clabuesch

/s/ JEFFREY A. POXON	Vice Chair of the board of directors	March 20, 2012
Jeffrey A. Poxon

/s/ JONATHAN P. BRADFORD	Director	March 20, 2012
Jonathan P. Bradford

/s/ MATTHEW P. FORRESTER	Director	March 20, 2012
Matthew P. Forrester

/s/ TIMOTHY P. GAYLORD	Director	March 20, 2012
Timothy P. Gaylord

Signature	Title	Date

/s/ MICHAEL J. HANNIGAN, JR.	Director	March 20, 2012
Michael J. Hannigan, Jr.

/s/ CARL E. LIEDHOLM	Director	March 20, 2012
Carl E. Liedholm

/s/ JAMES L. LOGUE, III	Director	March 20, 2012
James L. Logue, III

/s/ ROBERT D. LONG	Director	March 20, 2012
Robert D. Long

/s/ JAMES D. MACPHEE	Director	March 20, 2012
James D. MacPhee

/s/ DAN L. MOORE	Director	March 20, 2012
Dan L. Moore

/s/ CHRISTINE COADY NARAYANAN	Director	March 20, 2012
Christine Coady Narayanan

/s/ JOHN L. SKIBSKI	Director	March 20, 2012
John L. Skibski

/s/ ELLIOT A. SPOON	Director	March 20, 2012
Elliot A. Spoon

/s/ THOMAS R. SULLIVAN	Director	March 20, 2012
Thomas R. Sullivan

/s/ LARRY A. SWANK	Director	March 20, 2012
Larry A. Swank

/s/ MAURICE F. WINKLER, III	Director	March 20, 2012
Maurice F. Winkler, III

/s/ CHRISTOPHER A. WOLKING	Director	March 20, 2012
Christopher A. Wolking

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Organization Certificate of the Federal Home Loan Bank of Indianapolis, incorporated by reference to our Registration Statement on Form 10 filed on February 14, 2006

3.2*	Bylaws of the Federal Home Loan Bank of Indianapolis, incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on May 21, 2010

4*	Capital Plan of the Federal Home Loan Bank of Indianapolis, effective September 5, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on August 5, 2011

10.1*+	Federal Home Loan Bank of Indianapolis 2009 Executive Incentive Compensation Plan, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on August 13, 2009

10.2*+	Form of Key Employee Severance Agreement for Executive Officers, incorporated by reference to our Current Report on Form 8-K, filed on November 20, 2007

10.3*+	Directors' Compensation and Travel Expense Reimbursement Policy effective January 1, 2012, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on November 22, 2011

10.4*+	Federal Home Loan Bank of Indianapolis 2011 Long Term Incentive Plan, effective January 1, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on August 3, 2011

10.5*+	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 27, 2006

10.6*+	Federal Home Loan Bank 2009 Long Term Incentive Plan, incorporated by reference to Exhibit 10.9 of our Annual Report on Form 10-K filed on March 16, 2009

10.7*+
Federal Home Loan Bank of Indianapolis 2011 Executive Incentive Compensation Plan (STI), effective January 1, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on August 3, 2011

10.8*+	Form of Key Employee Severance Agreement for Principal Executive Officer, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on May 24, 2010

10.9*+	Form of Key Employee Severance Agreement for Executive Officers, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on February 4, 2011

10.10*	Joint Capital Enhancement Agreement dated August 5, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on August 5, 2011

10.11+	Federal Home Loan Bank of Indianapolis Incentive Plan, effective January 1, 2012, with technical amendments made on March 19, 2012

12	Computation of Ratios of Earnings to Fixed Charges

14.1	Code of Conduct for Directors, Officers, Employees and Advisory Council Members, effective March 24, 2011

Exhibit Number	Description

31.1	Certification of the President - Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Executive Vice President - Chief Operating Officer - Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Senior Vice President - Chief Accounting Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting ("ICFR"), as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our ICFR is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Because of its inherent limitations, ICFR may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, we assessed the effectiveness of our ICFR as of December 31, 2011. Our assessment included extensive documentation, evaluation, and testing of the design and operating effectiveness of our ICFR. In making this assessment, our management used the criteria for Internal Control — Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission. These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Based on our assessment using these criteria, our management concluded that we maintained effective ICFR as of December 31, 2011.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the
Federal Home Loan Bank of Indianapolis:

In our opinion, the accompanying statements of condition and the related statements of income, of capital and of cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Indianapolis (the "Bank") at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
March 20, 2012
Indianapolis, Indiana

Federal Home Loan Bank of Indianapolis
Statements of Condition
($ amounts and shares in thousands, except par value)

	December 31, 2011	December 31, 2010
Assets:
Cash and Due from Banks (Note 3)	$512,682	$11,676
Interest-Bearing Deposits	15	3
Securities Purchased Under Agreements to Resell (Note 4)	—	750,000
Federal Funds Sold	3,422,000	7,325,000
Available-for-Sale Securities (Note 5)	2,949,446	3,237,916
Held-to-Maturity Securities (Estimated Fair Values of $8,972,081 and $8,513,391, respectively) (Note 6)	8,832,178	8,471,827
Advances (Note 8)	18,567,702	18,275,364
Mortgage Loans Held for Portfolio, net (Notes 9 and 10)	5,955,142	6,702,576
Accrued Interest Receivable	87,314	98,924
Premises, Software, and Equipment, net	12,626	10,830
Derivative Assets, net (Note 11)	493	6,173
Other Assets	35,892	39,584
Total Assets	$40,375,490	$44,929,873
Liabilities:
Deposits (Note 12):
Interest-Bearing	$620,702	$574,894
Non-Interest-Bearing	8,764	10,034
Total Deposits	629,466	584,928
Consolidated Obligations (Note 13):
Discount Notes	6,536,109	8,924,687
Bonds	30,358,210	31,875,237
Total Consolidated Obligations, net	36,894,319	40,799,924
Accrued Interest Payable	102,060	133,862
Affordable Housing Program Payable (Note 14)	32,845	35,648
Payable to Resolution Funding Corporation (Note 15)	—	10,325
Derivative Liabilities, net (Note 11)	174,573	657,030
Mandatorily Redeemable Capital Stock (Note 16)	453,885	658,363
Other Liabilities	141,154	102,422
Total Liabilities	38,428,302	42,982,502
Commitments and Contingencies (Note 21)
Capital (Notes 16 and 17):
Capital Stock Putable (at par value of $100 per share):
Class B-1 issued and outstanding shares: 15,592 and 16,072, respectively	1,559,196	1,607,116
Class B-2 issued and outstanding shares: 39 and 29, respectively	3,860	2,944
Total Capital Stock Putable	1,563,056	1,610,060
Retained Earnings:
Unrestricted	484,511	427,557
Restricted	13,162	—
Total Retained Earnings	497,673	427,557
Accumulated Other Comprehensive Income (Loss) (Note 17):
Net Unrealized Gains (Losses) on Available-for-Sale Securities (Note 5)	15,080	(4,615)
Net Non-Credit Portion of Other-Than-Temporary Impairment Losses:
Available-for-Sale Securities (Note 5)	(119,274)	(68,806)
Held-to-Maturity Securities (Note 6)	(392)	(7,056)
Pension Benefits (Note 18)	(8,955)	(9,769)
Total Accumulated Other Comprehensive Income (Loss)	(113,541)	(90,246)
Total Capital	1,947,188	1,947,371
Total Liabilities and Capital	$40,375,490	$44,929,873

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
($ amounts in thousands)

	Years Ended December 31,
	2011	2010	2009
Interest Income:
Advances	$161,914	$196,959	$393,062
Prepayment Fees on Advances, net	6,945	16,937	5,525
Interest-Bearing Deposits	271	243	280
Securities Purchased Under Agreements to Resell	1,230	4,265	479
Federal Funds Sold	6,302	12,708	23,741
Available-for-Sale Securities	48,620	8,483	18,052
Held-to-Maturity Securities	178,138	250,401	272,165
Mortgage Loans Held for Portfolio, net	299,666	348,472	413,662
Other, net	123	1,082	1
Total Interest Income	703,209	839,550	1,126,967
Interest Expense:
Consolidated Obligation Discount Notes	8,210	15,073	85,339
Consolidated Obligation Bonds	448,930	543,541	754,805
Deposits	198	315	780
Mandatorily Redeemable Capital Stock	14,483	13,743	13,263
Other Interest Expense	—	—	2
Total Interest Expense	471,821	572,672	854,189
Net Interest Income	231,388	266,878	272,778
Provision for Credit Losses	4,900	500	—
Net Interest Income After Provision for Credit Losses	226,488	266,378	272,778
Other Income (Loss):
Total Other-Than-Temporary Impairment Losses	(5,450)	(23,895)	(412,731)
Portion of Impairment Losses Reclassified to (from) Other Comprehensive Income (Loss), net	(21,361)	(45,906)	352,440
Net Other-Than-Temporary Impairment Losses, credit portion	(26,811)	(69,801)	(60,291)
Net Realized Gains from Sale of Available-for-Sale Securities	4,244	2,396	—
Net Gains (Losses) on Derivatives and Hedging Activities	(13,358)	6,995	(1,363)
Service Fees	1,055	1,094	1,183
Standby Letters of Credit Fees	1,737	1,730	1,439
Loss on Extinguishment of Debt	(397)	(1,979)	—
Other, net	479	800	871
Total Other Income (Loss)	(33,051)	(58,765)	(58,161)
Other Expenses:
Compensation and Benefits	35,813	36,422	32,163
Other Operating Expenses	15,421	12,876	12,229
Federal Housing Finance Agency	3,702	2,583	1,872
Office of Finance	2,700	2,120	1,708
Other	1,002	1,053	1,187
Total Other Expenses	58,638	55,054	49,159
Income Before Assessments	134,799	152,559	165,458
Assessments:
Affordable Housing Program	13,825	13,856	14,860
Resolution Funding Corporation	10,907	27,741	30,120
Total Assessments	24,732	41,597	44,980
Net Income	$110,067	$110,962	$120,478

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Years Ended December 31, 2009 and 2010
($ amounts and shares in thousands)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total
Balance, December 31, 2008	18,794	$1,879,375	$282,731	$—	$282,731	$(71,398)	$2,090,708

Proceeds from Sale of Capital Stock	721	72,142					72,142
Repurchase/Redemption of Capital Stock	(51)	(5,128)					(5,128)
Net Shares Reclassified to Mandatorily Redeemable Capital Stock	(2,204)	(220,389)					(220,389)

Comprehensive Income:
Net Income			120,478	—	120,478		120,478
Other Comprehensive Income (Note 17):
Net Change in Unrealized Gains (Losses) on Available-for-Sale Securities						68,906	68,906
Net Change in Non-Credit Other-Than-Temporary Impairment on Held-to-Maturity Securities						(324,041)	(324,041)
Net Change in Pension Benefits						(2,069)	(2,069)
Total Other Comprehensive Income (Loss)						(257,204)	(257,204)
Total Comprehensive Income (Loss)			120,478	—	120,478	(257,204)	(136,726)

Distributions on Mandatorily Redeemable Capital Stock			(320)	—	(320)		(320)
Cash Dividends on Capital Stock (2.83% annualized)			(53,876)	—	(53,876)		(53,876)

Balance, December 31, 2009	17,260	$1,726,000	$349,013	$—	$349,013	$(328,602)	$1,746,411

Proceeds from Sale of Capital Stock	401	40,076					40,076
Repurchase/Redemption of Capital Stock	(1,263)	(126,291)					(126,291)
Net Shares Reclassified to Mandatorily Redeemable Capital Stock	(297)	(29,725)					(29,725)

Comprehensive Income:
Net Income			110,962	—	110,962		110,962
Other Comprehensive Income (Note 17):
Net Change in Unrealized Gains (Losses) on Available-for-Sale Securities						(6,755)	(6,755)
Net Change in Non-Credit Other-Than-Temporary Impairment on Available-for-Sale Securities						(68,806)	(68,806)
Net Change in Non-Credit Other-Than-Temporary Impairment on Held-to-Maturity Securities						316,985	316,985
Net Change in Pension Benefits						(3,068)	(3,068)
Total Other Comprehensive Income						238,356	238,356
Total Comprehensive Income			110,962	—	110,962	238,356	349,318

Distributions on Mandatorily Redeemable Capital Stock			(43)	—	(43)		(43)
Cash Dividends on Capital Stock (1.87% annualized)			(32,375)	—	(32,375)		(32,375)

Balance, December 31, 2010	16,101	$1,610,060	$427,557	$—	$427,557	$(90,246)	$1,947,371

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital, continued
Year Ended December 31, 2011
($ amounts and shares in thousands)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total
Balance, December 31, 2010	16,101	$1,610,060	$427,557	$—	$427,557	$(90,246)	$1,947,371

Proceeds from Sale of Capital Stock	1,223	122,312					122,312
Repurchase/Redemption of Capital Stock	(1,552)	(155,194)					(155,194)
Net Shares Reclassified to Mandatorily Redeemable Capital Stock	(141)	(14,122)					(14,122)

Comprehensive Income:
Net Income			96,905	13,162	110,067		110,067
Other Comprehensive Income (Note 17):
Net Change in Unrealized Gains (Losses) on Available-for-Sale Securities						19,695	19,695
Net Change in Non-Credit Other-Than-Temporary Impairment on Available-for-Sale Securities						(50,468)	(50,468)
Net Change in Non-Credit Other-Than-Temporary Impairment on Held-to-Maturity Securities						6,664	6,664
Net Change in Pension Benefits						814	814
Total Other Comprehensive Income (Loss)						(23,295)	(23,295)
Total Comprehensive Income (Loss)			96,905	13,162	110,067	(23,295)	86,772

Distributions on Mandatorily Redeemable Capital Stock			(11)	—	(11)		(11)
Cash Dividends on Capital Stock (2.50% annualized)			(39,940)	—	(39,940)		(39,940)

Balance, December 31, 2011	15,631	$1,563,056	$484,511	$13,162	$497,673	$(113,541)	$1,947,188

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
($ amounts in thousands)

	Years Ended December 31,
	2011	2010 (1)	2009 (1)
Operating Activities:
Net Income	$110,067	$110,962	$120,478
Adjustments to reconcile Net Income to Net Cash provided by Operating Activities:
Depreciation and Amortization	(34,699)	(166,800)	(111,759)
Net Realized (Gain) Loss on Disposal of Premises, Software, and Equipment	—	—	19
Change in Net Derivative and Hedging Activities	111,517	161,391	200,338
Net Other-Than-Temporary Impairment Losses, credit portion	26,811	69,801	60,291
Loss on Extinguishment of Debt	397	1,979	—
Provision for Credit Losses	4,900	500	—
Net Realized Gains from Sale of Available-for-Sale Securities	(4,244)	(2,396)	—
Net Change in:
Accrued Interest Receivable (adjusted for capitalized interest)	34,058	(6,932)	38,052
Other Assets	446	(253)	(2,856)
Accrued Interest Payable	(31,803)	(77,642)	(72,516)
Other Liabilities	(9,769)	(255)	(6,544)
Total Adjustments, net	97,614	(20,607)	105,025
Net Cash provided by Operating Activities	207,681	90,355	225,503
Investing Activities:
Net Change in:
Interest-Bearing Deposits	(688,103)	49,279	216,513
Securities Purchased Under Agreements to Resell	750,000	(750,000)	—
Federal Funds Sold	3,903,000	(1,793,000)	1,691,000
Purchases of Premises, Software, and Equipment	(4,153)	(1,464)	(2,137)
Available-for-Sale Securities:
Proceeds from Maturities of Long-Term	174,893	—	—
Proceeds from Sales of Long-Term	154,675	48,268	—
Purchases of Long-Term	—	(425,350)	—
Held-to-Maturity Securities:
Proceeds from Maturities of Long-Term	1,326,226	1,792,884	2,280,417
Purchases of Long-Term	(1,693,973)	(3,407,920)	(3,535,890)
Advances:
Principal Collected	24,987,879	25,889,736	29,835,768
Made to Members	(25,118,356)	(21,817,661)	(21,570,539)
Mortgage Loans Held for Portfolio:
Principal Collected	1,342,088	1,703,238	2,094,920
Purchases	(607,989)	(1,138,155)	(591,210)
Other Federal Home Loan Banks:
Principal Collected on Loans	50,000	236,735	180,000
Loans Made	(50,000)	(236,735)	(180,000)
Net Cash provided by Investing Activities	4,526,187	149,855	10,418,842

(1)	Certain amounts have been revised. See Note 1 - Summary of Significant Accounting Policies - Correction of an Error.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
($ amounts in thousands)

	Years Ended December 31,
	2011	2010	2009
Financing Activities:
Net Change in Deposits	38,709	(234,095)	203,360
Net Payments on Derivative Contracts with Financing Elements	(101,374)	(143,225)	(153,435)
Net Proceeds from Issuance of Consolidated Obligations:
Discount Notes	289,603,069	695,302,061	461,353,989
Bonds	30,570,020	35,779,923	31,984,873
Payments for Matured and Retired Consolidated Obligations:
Discount Notes	(291,990,306)	(692,627,766)	(478,494,043)
Bonds	(32,061,547)	(39,781,854)	(24,696,800)
Other Federal Home Loan Banks:
Borrowings	—	114,000	236,000
Payments for Maturities	—	(114,000)	(236,000)
Proceeds from Sale of Capital Stock	122,312	40,076	72,142
Payments for Redemption of Mandatorily Redeemable Capital Stock	(218,611)	(127,065)	(4,160)
Payments for Repurchase/Redemption of Capital Stock	(155,194)	(126,291)	(5,128)
Cash Dividends Paid on Capital Stock	(39,940)	(32,375)	(53,876)
Net Cash used in Financing Activities	(4,232,862)	(1,950,611)	(9,793,078)

Net Increase (Decrease) in Cash and Cash Equivalents	501,006	(1,710,401)	851,267
Cash and Cash Equivalents at Beginning of the Year	11,676	1,722,077	870,810
Cash and Cash Equivalents at End of the Year	$512,682	$11,676	$1,722,077
Supplemental Disclosures:
Interest Paid	$495,004	$656,466	$924,436
Affordable Housing Program Payments	16,628	15,537	13,540
Resolution Funding Corporation Assessments Paid	21,232	23,949	40,750
Non-cash Transfer of Held-to-Maturity Securities to Available-for-Sale Securities	13,822	880,960	—
Capitalized Interest on Certain Held-to-Maturity Securities	29,066	37,422	229
Net Shares Reclassified to Mandatorily Redeemable Capital Stock	14,122	29,725	220,389

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Notes to Financial Statements
($ amounts in thousands unless otherwise indicated)

These Notes to Financial Statements should be read in conjunction with the Statements of Condition as of December 31, 2011 and 2010, and the Statements of Income, Statements of Capital, and Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009. All dollar amounts included in the Notes to Financial Statements are presented in thousands, unless otherwise indicated. We use certain acronyms and terms throughout these Notes to Financial Statements, which are defined in the Glossary of Terms located on page F-71. Unless the context otherwise requires, the terms "we," "us," and "our" refer to the Federal Home Loan Bank of Indianapolis.

Background Information

The Federal Home Loan Bank of Indianapolis, a federally chartered corporation, is one of 12 district FHLBanks in the United States. Even though we are part of the FHLBank System, we operate as a separate entity with our own management, employees and board of directors. We are a financial cooperative that enhances the availability of credit for residential mortgages and targeted community development by providing a readily available, competitively-priced source of funds to our member institutions. Regulated financial depositories and insurance companies engaged in residential housing finance that have a principal place of business located in Indiana or Michigan are eligible for membership. Additionally, effective February 4, 2010, authorized CDFIs became eligible to be members. State and local housing authorities that meet certain statutory and regulatory criteria may also borrow from us. While eligible to borrow, housing authorities are not members and, as such, are not allowed to hold our capital stock. We do not have any special purpose entities or any other type of off-balance sheet conduits.

All members must purchase our capital stock based on the amount of their total mortgage assets. Each member may be required to purchase additional activity-based capital stock as it engages in certain business activities. Member institutions own nearly all of our capital stock. Former members (including certain non-members that own our capital stock as a result of merger or acquisition of an FHLBank member) own the remaining capital stock to support business transactions still outstanding on our Statement of Condition. All holders of our capital stock may, to the extent declared by our board of directors, receive dividends on their capital stock, subject to the applicable regulations as discussed in Note 16 - Capital. See Note 22 - Transactions with Related Parties for more information about transactions with shareholders.

The Finance Agency was established and became the new independent Federal regulator of the FHLBanks, Freddie Mac, and Fannie Mae, effective July 30, 2008 with the passage of HERA. Pursuant to HERA, all regulations, orders, determinations, and resolutions that were issued, made, prescribed, or allowed to become effective by the Finance Board will remain in effect until modified, terminated, set aside, or superseded by the Director of the Finance Agency, any court of competent jurisdiction, or operation of law. Therefore, regulations of the Finance Agency also include the regulations of the Finance Board where they remain applicable. The Finance Agency's stated mission with respect to the FHLBanks is to provide effective supervision, regulation and housing mission oversight of the FHLBanks to promote their safety and soundness, support housing finance and affordable housing, and support a stable and liquid mortgage market.

The Office of Finance is a joint office of the FHLBanks established to facilitate the issuance and servicing of the debt instruments of the FHLBanks, known as Consolidated Obligations, consisting of CO Bonds and Discount Notes, and to combine the quarterly and annual financial reports of all 12 FHLBanks. As provided by the Bank Act and applicable regulations, Consolidated Obligations are backed only by the financial resources of all 12 FHLBanks.

Consolidated Obligations are the primary source of funds for the FHLBanks. Deposits, other borrowings and capital stock issued to members provide additional funds. We primarily use these funds to make Advances, to acquire mortgage loans from PFI's through our MPP, and to maintain liquidity. We also provide correspondent services, such as wire transfer, security safekeeping, and settlement services, to our member institutions.

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation. The accompanying financial statements of the Federal Home Loan Bank of Indianapolis have been prepared in accordance with GAAP and with the instructions provided by Article 10, Rule 10-01 of Regulation S-X promulgated by the SEC.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The financial statements contain all adjustments that are, in the opinion of management, necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented.

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

Estimated Fair Value. The estimated fair value amounts, recorded on the Statement of Condition and presented in the note disclosures, have been determined using available market information and our best judgment of appropriate valuation methods at December 31, 2011 and 2010. Although we use our best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these estimated fair values may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. See Note 20 - Estimated Fair Values for more information.

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

Correction of an Error. During the preparation of the third quarter 2011 Form 10-Q, as previously disclosed in the third quarter 2011 Form 10-Q, we determined that in periods prior to September 30, 2011 we incorrectly included the effects of certain non-cash transactions related to capitalized interest on Other U.S. obligations - guaranteed RMBS in the Operating Activities and Investing Activities sections of the Statements of Cash Flows. Such non-cash transactions should have had no impact on those sections; however the effects of the error were fully offsetting in total. We have evaluated the effects of these errors and concluded that none of them are material to any of our previously issued quarterly or annual Financial Statements. Nevertheless, we have elected to revise our previously issued Statements of Cash Flows in this report and future filings to correct for the effect of these errors. The revision does not affect the net change in cash and cash equivalents for any of the periods, and has no effect on our Statements of Condition, Income or Capital.

The amounts on prior period Statements of Cash Flows that have been revised are summarized below.

	Year Ended		Year Ended
	December 31, 2010		December 31, 2009
	As Previously Reported	As Revised	As Previously Reported	As Revised
Operating Activities:
Net Change in: Accrued Interest Receivable	$15,326	$(6,932)	$38,281	$38,052
Total adjustments, net	1,651	(20,607)	105,254	105,025
Net Cash provided by Operating Activities	112,613	90,355	225,732	225,503

Investing Activities:
Held-to-maturity securities: Proceeds from Maturities of Long-Term	1,770,626	1,792,884	2,280,188	2,280,417
Net Cash provided by Investing Activities	127,597	149,855	10,418,613	10,418,842

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

	(Unaudited)		(Unaudited)
	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
	As Previously Reported	As Revised	As Previously Reported	As Revised
Operating Activities:
Net Change in: Accrued Interest Receivable	$1,040	$6,484	$4,025	$(4,887)
Total adjustments, net	42,678	48,122	23,140	14,228
Net Cash provided by (used in) Operating Activities	62,548	67,992	55,429	46,517

Investing Activities:
Held-to-maturity securities: Proceeds from Maturities of Long-Term	515,645	510,201	491,928	500,840
Net Cash provided by (used in) Investing Activities	1,227,092	1,221,648	(690,125)	(681,213)

	(Unaudited)		(Unaudited)
	Six Months Ended		Six Months Ended
	June 30, 2011		June 30, 2010
	As Previously Reported	As Revised	As Previously Reported	As Revised
Operating Activities:
Net Change in: Accrued Interest Receivable	$9,051	$19,925	$9,139	$(6,305)
Total adjustments, net	80,569	91,443	104,420	88,976
Net Cash provided by (used in) Operating Activities	124,824	135,698	123,767	108,323

Investing Activities:
Held-to-maturity securities: Proceeds from Maturities of Long-Term	764,381	753,507	958,802	974,246
Net Cash provided by (used in) Investing Activities	6,350,052	6,339,178	(463,479)	(448,035)

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold. Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold provide short-term liquidity and are carried at cost. Interest-bearing deposits may include certificates of deposit and bank notes not meeting the definition of a security. We treat Securities Purchased under Agreements to Resell as collateralized financings.

Investment Securities. We classify investments as trading, HTM and or AFS at the date of acquisition. Purchases and sales of securities are recorded on a trade date basis. We did not have any investments classified as trading during the years ended December 31, 2011, 2010, or 2009.

Held-to-Maturity. Securities for which we have both the ability and intent to hold to maturity are classified as HTM, and are carried at amortized cost, adjusted for periodic principal repayments, amortization of premiums and accretion of discounts, and, if applicable, OTTI recognized in Net Income and accreted from AOCI.

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

In addition, sales of debt securities that meet either of the following two conditions may be considered as maturities for purposes of the classification of securities: (i) the sale occurs near enough to its maturity date (or call date, if exercise of the call is probable) that interest-rate risk is substantially eliminated as a pricing factor and the changes in market interest rates would not have a significant effect on the security's estimated fair value, or (ii) the sale of a security occurs after we have already collected a substantial portion (at least 85%) of the principal outstanding at acquisition due either to prepayments on the debt security or to scheduled payments on a debt security payable in equal installments (both principal and interest) over its term.

Available-for-Sale. Securities that are not classified as HTM or trading are classified as AFS and are carried at estimated fair value. We record changes in the fair value of these securities in OCI as Net Unrealized Gains (Losses) on Available-for-Sale Securities. For an AFS security that has been hedged and qualifies as a fair-value hedge, we record the portion of the change in value related to the risk being hedged in Other Income (Loss) as Net Gains (Losses) on Derivatives and Hedging Activities together with the related change in the fair value of the derivative, and record the remainder of the change in the fair value of the investment in OCI as Net Unrealized Gains (Losses) on Available-for-Sale Securities. For AFS securities that are OTTI, changes in fair value, net of the credit loss, are recorded in OCI as the Non-Credit Portion.

Premiums and Discounts. We amortize purchased premiums and accrete purchased discounts on MBS and ABS at an individual security level using the retrospective level-yield (retrospective interest method) over the estimated remaining cash flows of the securities. This method requires that we estimate prepayments over the estimated remaining life of the securities and make a retrospective adjustment of the effective yield each time we change the estimated life as if the new estimate had been known since the acquisition date of the securities.

Gains and Losses on Sales. We compute gains and losses on sales of investment securities using the specific identification method and include these gains and losses in Other Income (Loss) as Net Realized Gains (Losses) from Sale of Available-for-Sale Securities.

Investment Securities - Other-Than-Temporary Impairment. We evaluate our individual AFS and HTM securities that have been previously OTTI or are in an unrealized loss position for OTTI on a quarterly basis. A security is in an unrealized loss position (i.e., impaired) when its estimated fair value is less than its amortized cost basis. We consider an impaired debt security to be OTTI under any of the following circumstances:

•	if we have an intent to sell the debt security;

•	if, based on available evidence, we believe it is more likely than not that we will be required to sell the debt security before the recovery of its amortized cost basis; or

•	if we do not expect to recover the entire amortized cost of the debt security.

Recognition of OTTI. If either of the first two conditions above is met, we recognize an OTTI loss equal to the entire difference between the debt security's amortized cost and its estimated fair value as of the Statement of Condition date. For those securities that meet neither of these conditions, we perform a cash flow analysis to determine whether we expect to recover the entire amortized cost basis of each security.

The present value of the cash flows expected to be collected is compared to the amortized cost basis of the debt security to determine whether a credit loss exists. If there is a credit loss (the present value of the cash flows expected to be collected is less than the amortized cost basis of the debt security), the carrying value of the debt security is adjusted to its estimated fair value. However, rather than recognizing the entire difference between the amortized cost basis and estimated fair value in earnings, only the amount of the impairment representing the credit loss (i.e., the credit component) is recognized in earnings, while the amount related to all other factors (i.e., the non-credit component) is recognized in OCI.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The total OTTI loss is presented in the Statement of Income with an offset for the portion of the total OTTI loss recognized in OCI. The remaining amount in the Statement of Income represents the credit loss for the period.

Subsequent Accounting for OTTI. For subsequent accounting of OTTI securities, if the present value of cash flows expected to be collected is less than the amortized cost basis, which reflects previous credit losses, we record an additional OTTI. The amount of OTTI prior to determination of additional OTTI, for an AFS or HTM security that was previously impaired, is calculated as the difference between its amortized cost less the amount of its non-credit OTTI remaining in AOCI and its estimated fair value. For certain AFS or HTM securities that were previously impaired and have subsequently incurred additional credit losses, an amount equal to the additional credit losses, up to the amount remaining in AOCI, is reclassified out of non-credit losses in AOCI and into Other Income (Loss).

Subsequent increases and decreases (if not an additional OTTI) in the estimated fair value of OTTI AFS securities are netted against the non-credit component of OTTI recognized previously in AOCI for purposes of accretion. For HTM securities, the OTTI in AOCI is accreted to the carrying value of each security on a prospective basis, based on the amount and timing of future projected cash flows (with no effect on earnings unless the security is subsequently sold or there are additional decreases in cash flows expected to be collected). For debt securities classified as AFS, we do not accrete the OTTI in AOCI to the carrying value because the subsequent measurement basis for these securities is estimated fair value.

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

Variable Interest Entities. We have investments in VIEs that include, but are not limited to, senior interests in private-label MBS and ABS. The carrying amounts of the investments are included in HTM and AFS securities on the Statement of Condition. We have no liabilities related to these VIEs. The maximum loss exposure on these VIEs is limited to the carrying value of our investments in the VIEs.

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

Based on an evaluation of the above characteristics, we have determined that consolidation is not required for our investments in VIEs as of December 31, 2011. In addition, we have not provided financial or other support (explicitly or implicitly) to any VIE during the year ended December 31, 2011. Furthermore, we were not previously contractually required to provide, nor do we intend to provide, such support to any VIE in the future.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

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

Prepayment Fees. We charge a borrower a prepayment fee when the borrower prepays certain Advances before the original maturity. We record prepayment fees net of basis adjustments related to hedging activities included in the book basis of the Advance as Prepayment Fees on Advances, net in Interest Income.

If a new Advance does not qualify as a modification of an existing Advance, the existing Advance is treated as an Advance termination and any prepayment fee, net of hedging adjustments, is recorded to Prepayment Fees on Advances in Interest Income.

If a new Advance qualifies as a modification of an existing Advance, any prepayment fee, net of hedging adjustments, is deferred, recorded in the basis of the modified Advance, and amortized using a level-yield methodology over the life of the modified Advance. This amortization is included in Advances in Interest Income. If the modified Advance is hedged and meets hedge accounting requirements, the modified Advance is marked to estimated fair value and subsequent fair value changes attributable to the hedged risk are recorded in Other Income (Loss).

Mortgage Loans Held for Portfolio. We classify mortgage loans for which we have the intent and ability to hold for the foreseeable future or until maturity or payoff as held for portfolio. Accordingly, these mortgage loans are reported net of premiums, discounts, deferred loan fees or costs, hedging adjustments, and the allowance for credit losses.

We receive payments from servicers on a scheduled/scheduled basis, which means that scheduled monthly principal and interest from the servicer are received, regardless of whether the mortgagee is making payments to the servicer, or on an actual/actual basis, which means the servicers remit payments only as they are received from the borrowers.

Premiums and Discounts. We defer and amortize/accrete premiums paid and discounts received by a PFI, deferred loan fees or costs, and hedging basis adjustments to Interest Income using the retrospective interest method. In determining prepayment estimates for the retrospective interest method, mortgage loans are aggregated by similar characteristics (type, maturity, note rate and acquisition date).

Credit Enhancements. On November 29, 2010 we began offering MPP Advantage for new MPP loans, which utilizes an enhanced fixed LRA account for additional credit enhancement, instead of utilizing coverage from SMI providers. For conventional mortgage loans, under our original MPP program, credit enhancement is provided through depositing a portion of the periodic interest payment on the loans into an LRA. For conventional mortgage loans under our MPP Advantage, credit enhancement is provided through depositing a portion of the purchase price into the LRA. The LRA is reported in Other Liabilities. Prior to November 29, 2010, in addition to the LRA, the PFI selling conventional loans was required to purchase SMI, paid through periodic interest payments, as an enhancement to cover losses over and above losses covered by the LRA.

The MPP is designed and structured in a manner that, when necessary, requires loan servicers to foreclose and liquidate in the servicer's name rather than in our name. Therefore, we do not classify MPP loans as real estate owned. Upon completion of foreclosure or through a deed in lieu of foreclosure, the servicer, under our direction and the SMI provider (if applicable), markets and ultimately liquidates the property with proceeds applied to the amounts owed on the loan (unpaid principal and interest, escrow advances and foreclosure expenses). If liquidation proceeds are less than the amounts owed, the servicers submit a claim to the SMI provider for the remaining unpaid amounts. The SMI provider pays the claim and requests reimbursement from us if LRA funds are available, up to the coverage amount under the SMI policy. If there are not sufficient LRA funds available to reimburse the SMI provider, the SMI provider is still obligated up to the policy coverage amount.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Under MPP Advantage the claim process is similar to that described above, but is submitted directly to us rather than the SMI provider. Losses not covered by the LRA or SMI policy are borne by us.

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

Allowance for Credit Losses.

Establishing Allowance for Credit Loss. An allowance for credit losses is separately established for each identified portfolio segment if it is probable that losses have been incurred as of the Statement of Condition date and the amount of loss can be reasonably estimated. To the extent necessary, a separate allowance for credit losses for off-balance sheet credit exposures is recorded as a liability. See Note 10 - Allowance for Credit Losses for details on each allowance methodology.

Portfolio Segments. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. We have developed and documented a systematic methodology for determining an allowance for credit losses, where applicable, for (i) credit products (Advances, letters of credit, and other extensions of credit to members); (ii) government-guaranteed or insured Mortgage Loans Held for Portfolio; (iii) conventional Mortgage Loans Held for Portfolio; (iv) term securities purchased under agreements to resell; and (v) term federal funds sold.

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

Non-accrual Loans. We place a conventional mortgage loan on non-accrual status if it is determined that either (i) the collection of interest or principal is doubtful, or (ii) interest or principal is past due for 90 days or more, except when the loan is well-secured and in the process of collection (e.g., through credit enhancements and monthly remittances on a scheduled/scheduled basis). Therefore, we do not place conventional mortgage loans over 90 days delinquent with scheduled/scheduled payment terms on non-accrual status when losses are not expected to be incurred. Actual/actual loan types are well secured; however, servicers of actual/actual loan types contractually do not advance principal and interest due regardless of borrower creditworthiness. We place these loans on non-accrual status once they become 90 days delinquent. An FHA loan is not placed on non-accrual status when the collection of the contractual principal or interest is 90 days or more past due because of the United States government insurance of the loan and the obligations of the servicer.

For those mortgage loans placed on non-accrual status, accrued but uncollected interest is charged against Interest Income. We record cash payments received on non-accrual loans first as Interest Income and then as a reduction of principal as specified in the contractual agreement, unless the collection of the remaining principal amount due is considered doubtful. If the collection of the remaining principal amount due is considered doubtful, then cash payments received would be applied first solely to principal until the remaining principal amount due is expected to be collected and then as a recovery of any charge-off, if applicable, followed by recording Interest Income. A loan on non-accrual status may be restored to accrual status when (i) none of its contractual principal and interest is due and unpaid, and we expect repayment of the remaining contractual interest and principal, or (ii) it otherwise becomes well-secured and is in the process of collection.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Impairment Methodology. A loan is considered impaired when, based on current and historical information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.

Loans are measured for impairment based on the estimated fair value of the underlying property (net of estimated selling costs) and the amount of applicable credit enhancements (including the PMI, LRA and SMI) less the estimated costs associated with maintaining and disposing of the property. Loans are considered collateral-dependent if repayment is expected to be provided solely by the sale of the underlying property; that is, there is no other available and reliable source of repayment. Collateral-dependent loans are impaired if the estimated fair value of the underlying collateral is insufficient to recover the UPB on the loan. Interest Income on impaired loans is recognized in the same manner as non-accrual loans noted above. Loans that are considered collateral dependent are removed from the collective evaluation review for further analysis.

Charge-off Policy. We evaluate whether to record a charge-off on a conventional mortgage loan upon the occurrence of a confirming event. Confirming events include, but are not limited to, the occurrence of foreclosure or notification of a claim against any of the credit enhancements. A charge-off is recorded to the extent the recorded investment in the loan will not be recovered.

Derivatives. All derivatives are recognized in the Statement of Condition at their estimated fair values and are reported as either Derivative Assets or Derivative Liabilities, net of cash collateral and accrued interest from counterparties. Cash flows associated with derivatives are reflected as cash flows from operating activities in the Statement of Cash Flows unless the derivatives meet the criteria to be financing derivatives.

Derivative Designations. Each derivative is designated as one of the following:

(i)	a qualifying hedge of the change in fair value of a recognized asset or liability or an unrecognized firm commitment (a fair-value hedge);

(ii)	a qualifying hedge of a forecasted transaction or the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a cash-flow hedge);

(iii)	a non-qualifying hedge (economic hedge) for asset/liability management purposes; or

(iv)	a non-qualifying hedge of another derivative (an intermediation hedge) that is offered as a product to members or used to offset other derivatives with non-member counterparties.

Accounting for Qualifying Hedges. If hedging relationships meet certain criteria including, but not limited to, formal documentation of the hedging relationship and an expectation to be highly effective, they qualify for hedge accounting, and the offsetting changes in fair value of the hedged items are recorded in earnings (fair-value hedges) or OCI (cash-flow hedges). Two approaches to hedge accounting include:

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

(ii)
Short-cut hedge accounting - Transactions that meet certain criteria qualify for the short-cut method of hedge accounting in which an assumption can be made that the entire change in fair value of a hedged item, due to changes in the benchmark rate, exactly offsets the entire change in fair value of the related derivative. Under the short-cut method, the entire change in fair value of the derivative is considered to be effective at achieving offsetting changes in fair values or cash flows of the hedged asset or liability. We no longer apply the short-cut method to any new hedging relationships.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Changes in the fair value of a derivative that is designated and qualifies as a cash-flow hedge, to the extent that the hedge is effective, are recorded in OCI until earnings are affected by the variability of he cash flows of the hedged transaction.

For both fair-value and cash-flow hedges, any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item or the variability in the cash flows of the forecasted transaction) is recorded in Other Income (Loss) as Net Gains (Losses) on Derivatives and Hedging Activities.

Accounting for Non-Qualifying Hedges. An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities, or firm commitments that does not qualify or was not designated for hedge accounting, but is an acceptable hedging strategy under our risk management program. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability caused by the changes in fair value of the derivatives that are recorded in earnings, but not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments. As a result, we recognize only the net interest settlement and the change in fair value of these derivatives in Other Income (Loss) as Net Gains (Losses) on Derivatives and Hedging Activities with no offsetting fair value adjustments for the assets, liabilities, or firm commitments. Cash flows associated with such stand-alone derivatives (derivatives not qualifying as a hedge) are reflected as Net Cash Provided by Operating Activities in the Statement of Cash Flows unless the derivative meets the criteria to be a financing derivative.

Accrued Interest Receivables and Payables. The differences between accruals of interest receivables and payables on derivatives designated as qualifying hedges are recognized as adjustments to the income or expense of the designated hedged item. The differences between accruals of interest receivables and payables on intermediated derivatives for members and other derivatives not in designated hedging relationships are recognized in Other Income (Loss) as Net Gains (Losses) on Derivatives and Hedging Activities.

Discontinuance of Hedge Accounting. We discontinue hedge accounting prospectively when: (i) we determine that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (ii) the derivative and/or the hedged item expires or is sold, terminated, or exercised; (iii) it is no longer probable that the forecasted transaction will occur in the originally expected period; (iv) a hedged firm commitment no longer meets the definition of a firm commitment; or (v) we determine that designating the derivative as a hedging instrument is no longer appropriate.

When hedge accounting is discontinued, we either terminate the derivative or continue to carry the derivative on the Statement of Condition at its estimated fair value, cease to adjust the hedged asset or liability for changes in fair value, and amortize the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using a level-yield methodology.

When hedge accounting is discontinued because we determine that the derivative no longer qualifies as an effective cash-flow hedge of an existing hedged item, we continue to carry the derivative on the Statement of Condition at its estimated fair value and reclassify the cumulative OCI adjustment into earnings when earnings are affected by the existing hedged item (i.e., the original forecasted transaction).

Under limited circumstances, when we discontinue cash-flow hedge accounting because it is no longer probable that the forecasted transaction will occur by the end of the originally specified time period, or within the following two months, but it is probable the transaction will still occur in the future, the gain or loss on the derivative remains in AOCI and is recognized as earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within the following two months, the gains and losses that were AOCI are recognized immediately in earnings.

When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, we continue to carry the derivative on the Statement of Condition at its estimated fair value, remove from the Statement of Condition any asset or liability that was recorded to recognize the firm commitment and record it as a gain or loss in earnings.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Embedded Derivatives. We may issue debt, make Advances, or purchase financial instruments in which a derivative instrument is embedded. Upon execution of these transactions, we assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the Advance, debt or purchased financial instrument (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When we determine that (i) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (ii) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at estimated fair value, and designated as a stand-alone derivative instrument pursuant to an economic hedge. However, if the entire contract (the host contract and the embedded derivative) is to be measured at estimated fair value, with changes in fair value reported in current-period earnings (such as an investment security classified as trading as well as hybrid financial instruments that are eligible for the fair value option), or if we cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the Statement of Condition at estimated fair value and no portion of the contract is designated as a hedging instrument.

Premises, Software, and Equipment. We record premises, software, and equipment at cost, less accumulated depreciation and amortization, and compute depreciation and amortization using the straight-line method over the estimated useful lives of assets, which range from one to 40 years. We amortize leasehold and building improvements using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining life of the asset. We capitalize improvements and major renewals, but expense ordinary maintenance and repairs when incurred. We include any gain or loss on disposal (other than abandonment) of premises, software, and equipment in Other Income (Loss). Any gain or loss on abandonment of premises, software, and equipment is included in Operating Expenses.

The cost of computer software developed or obtained for internal use, if material, is capitalized and amortized over future periods. At December 31, 2011 and 2010, we had $2,087 and $1,690, respectively, in unamortized computer software costs. Amortization of computer software costs charged to expense was $539, $419 and $249 for the years ended December 31, 2011, 2010, and 2009, respectively.

Accumulated Depreciation and Amortization. At December 31, 2011 and 2010, the accumulated depreciation and amortization related to premises, software and equipment was $17,358 and $16,453, respectively.

Depreciation and Amortization Expense. For the years ended December 31, 2011, 2010, and 2009, the depreciation and amortization expense for premises, software and equipment was $2,357, $1,420, and $1,223, respectively.

Consolidated Obligations. Consolidated Obligations are recorded at amortized cost, adjusted for accretion, amortization, payment of cash, and fair-value hedging.

Discounts and Premiums. We accrete/amortize the discounts and premiums as well as hedging basis adjustments on CO Bonds to CO Bonds Interest Expense using the interest method over the term to maturity of the corresponding CO Bonds.

Concessions. Concessions are paid to dealers in connection with the issuance of certain Consolidated Obligations. The Office of Finance prorates the amount of our concession based upon the percentage of the debt issued that we assume. Concessions paid on Consolidated Obligations are deferred and amortized, using the interest method, over the term to maturity or the estimated life of the corresponding Consolidated Obligation. Unamortized concessions are included in Other Assets and the amortization of such concessions is included in CO Bonds Interest Expense.

Mandatorily Redeemable Capital Stock. We reclassify capital stock from Capital to Liabilities as MRCS when a member withdraws from membership or attains non-member status by merger or acquisition, charter termination, relocation or other involuntary termination from membership. The members' shares are then subject to redemption, at which time a five-year redemption period commences, and meet the definition of a mandatorily redeemable financial instrument. Shares meeting this definition are reclassified at estimated fair value which is equal to par value. Dividends declared on shares classified as a Liability are accrued at the expected dividend rate and reported as Interest Expense. The repurchase or redemption of MRCS is reported as a cash outflow in the Financing Activities section of the Statement of Cash Flows.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

We reclassify MRCS from Liabilities to Capital when non-members subsequently become members through either acquisition, merger, or election. After the reclassification, dividends declared on that capital stock are no longer classified as Interest Expense.

Restricted Retained Earnings. In 2011 we entered into the JCE Agreement with the other FHLBanks. Under the JCE Agreement, beginning in the third quarter of 2011, we allocate 20% of our quarterly net income to a separate restricted retained earnings account that is presented separately on the Statement of Condition.

Finance Agency Expenses. The portion of the Finance Agency's expenses and working capital fund not allocated to Freddie Mac and Fannie Mae is allocated among the FHLBanks based on the pro rata share of the annual assessments (which are based on the ratio between each FHLBank's minimum required regulatory capital and the aggregate minimum required regulatory capital of every FHLBank).

Office of Finance Expenses. Effective January 1, 2011 our proportionate share of the Office of Finance operating and capital expenditures is calculated using a formula that is based upon two components as follows: (i) two-thirds based on our share of total Consolidated Obligations outstanding and (ii) one-third based on equal pro-rata allocation.

Prior to January 1, 2011, our allocation of Office of Finance operating and capital expenditures were based equally on each FHLBank's percentage of the following components (i) Capital Stock, (ii) Consolidated Obligations issued and (iii)Consolidated Obligations outstanding.

Assessments.

Affordable Housing Program. The Bank Act requires each FHLBank to establish and fund an AHP, providing subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low- to moderate-income households. We charge the required funding for AHP to earnings and establish a liability. We issue AHP Advances at interest rates below the customary interest rate for non-subsidized Advances. A discount on the AHP Advance and a charge against the AHP liability are recorded for the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP Advance rate and our related cost of funds for comparable maturity funding. The discount on AHP Advances is accreted to Interest Income on Advances using a level-yield methodology over the life of the Advance. As an alternative, we have the authority to make the AHP subsidy available to members as a grant. See Note 14 - Affordable Housing Program for more information.

Resolution Funding Corporation. Through the second quarter of 2011, we were required to make quarterly payments to REFCORP to be used to pay a portion of the interest on bonds that were issued by REFCORP. Such obligation to REFCORP has been satisfied. See Note 15 - Resolution Funding Corporation for more information.

Subsequent Events. In preparing this Form 10-K, we have evaluated events and considered transactions through the time of filing our 2011 Form 10-K with the SEC.

Note 2 - Recently Adopted and Issued Accounting Guidance

Disclosures about Offsetting Assets and Liabilities. On December 16, 2011 the FASB and the International Accounting Standards Board issued common disclosure requirements intended to help investors and other financial statement users better assess the effect or potential effect of offsetting arrangements on a company's financial position, whether a company's financial statements are prepared on the basis of GAAP or International Financial Reporting Standards. This guidance will require us to disclose both gross and net information about financial instruments, including derivative instruments, which are either offset on the statement of condition or subject to an enforceable master netting arrangement or similar agreement. This guidance will be effective for interim and annual periods beginning on January 1, 2013 and will be applied retrospectively for all comparative periods presented. The adoption of this guidance will result in expanded interim and annual financial statement disclosures, but will not affect our financial condition, results of operations or cash flows.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Disclosures about an Employer's Participation in a Multiemployer Plan. On September 21, 2011 the FASB issued guidance to enhance disclosures about an employer's participation in a multiemployer pension plan. These disclosures will provide users with the following: (i) additional information about an employer's participation in significant multiemployer plans; (ii) an employer's participation level in these plans, including contributions made and whether contributions exceed 5% of total contributions made to a plan; (iii) the financial health of these plans, including information about funded status and funding improvement plans, as applicable; and (iv) the nature of employer commitments to the plan, including expiration dates of collective bargaining agreements and whether such agreements require minimum plan contributions. Previously, disclosures were limited primarily to the historical contributions made to all multiemployer pension plans. This guidance was effective for annual periods ended after December 15, 2011 and has been applied retrospectively for all prior periods presented. We participate in a multiple-employer pension plan, but follow disclosure requirements for multiemployer pension plans. Our adoption of this guidance has resulted in expanded annual financial statement disclosures, but did not affect our financial condition, results of operations or cash flows. See Note 18 - Employee Retirement and Deferred Compensation Plans for the additional disclosures.

Presentation of Comprehensive Income. On June 16, 2011 the FASB issued guidance to increase the prominence of other comprehensive income in financial statements. This guidance requires an entity that reports items of other comprehensive income to present comprehensive income in either a single financial statement or in two consecutive financial statements. In a single continuous statement, an entity is required to present the components and amount of net income, the components of other comprehensive income and a total for other comprehensive income, as well as a total for comprehensive income. In a two-statement approach, an entity is required to present the components and amount of net income in its statement of net income. The statement of other comprehensive income should follow immediately and include the components of other comprehensive income as well as totals for both other comprehensive income and comprehensive income. This guidance eliminates the option to present other comprehensive income in the statement of changes in shareholders' equity (or statement of capital, in our case). This guidance will be effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begin after December 15, 2011. Early adoption is permitted. We plan to elect the two-statement approach noted above for interim and annual periods beginning after December 15, 2011 and will apply this guidance retrospectively for all periods presented in accordance with the guidance. The adoption of this guidance will be limited to expanded interim and annual financial statement disclosures and will not affect our financial condition, results of operations or cash flows.

On December 23, 2011 the FASB issued guidance to defer the effective date of the new requirement to separately present reclassifications of items out of AOCI in the income statement. This guidance will be effective for interim and annual periods beginning on January 1, 2012. We will still be required to adopt the remaining guidance contained in the new accounting standard for the presentation of comprehensive income.

Fair Value Measurements and Disclosures. On January 21, 2010 the FASB issued amended guidance for fair value measurements and disclosures. We adopted this amended guidance as of January 1, 2010 except for required disclosures about purchases, sales, issuances, and settlements in the rollforward of activity for Level 3 fair value measurements, which we adopted as of January 1, 2011. The adoption of this amended guidance resulted in expanded interim and annual financial statement disclosures, but did not have any effect on our financial condition, results of operations or cash flows. See Note 20 - Estimated Fair Values for additional disclosures required under this amended guidance.

On May 12, 2011 the FASB and the International Accounting Standards Board issued substantially converged guidance on fair value measurement and disclosure requirements. This guidance clarifies how fair value accounting should be applied where its use is already required or permitted by other standards within GAAP or International Financial Reporting Standards; this guidance does not require additional fair value measurements. This guidance generally represents clarifications to the application of existing fair value measurement and disclosure requirements, as well as some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This guidance will be effective for interim and annual periods beginning on January 1, 2012 and will be applied prospectively. Early application by public entities is not permitted. The adoption of this guidance will result in expanded interim and annual financial statement disclosures, but will not have any effect on our financial condition, results of operations or cash flows.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Reconsideration of Effective Control for Repurchase Agreements. On April 29, 2011 the FASB issued guidance to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This guidance amends the existing criteria for determining whether or not a transferor has retained effective control over financial assets transferred under a repurchase agreement. A secured borrowing is recorded when effective control over the transferred financial assets is maintained, while a sale is recorded when effective control over the transferred financial assets has not been maintained. The new guidance removes from the assessment of effective control: (i) the criterion requiring the transferor to have the ability to repurchase or redeem financial assets before their maturity on substantially the agreed terms, even in the event of the transferee's default, and (ii) the collateral maintenance implementation guidance related to that criterion. This guidance will be effective for interim and annual periods beginning on January 1, 2012 and will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The adoption of this guidance will not have any effect on our financial condition, results of operations or cash flows.

A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring. On January 19, 2011 the FASB issued guidance to defer temporarily the effective date of disclosures about troubled debt restructurings required by the amended guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses. The effective date for these new disclosures was deferred pending further guidance for determining what constitutes a troubled debt restructuring.

On April 5, 2011 the FASB issued guidance to clarify which debt modifications constitute troubled debt restructurings. This guidance is intended to help creditors determine whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for presenting previously deferred disclosures related to troubled debt restructurings. This guidance was effective for interim and annual periods beginning on or after June 15, 2011. As required, we applied the new guidance to troubled debt restructurings occurring on or after January 1, 2011. The adoption of this amended guidance resulted in expanded interim and annual financial statement disclosures but did not have a material effect on our financial condition, results of operations or cash flows. See Note 10 - Allowance for Credit Losses for the additional disclosures.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. On July 21, 2010 the FASB issued amended guidance to enhance disclosures about the credit quality of an entity's financing receivables and the allowance for credit losses. The required disclosures as of the end of a reporting period were effective for interim and annual reporting periods ended on or after December 15, 2010. The required disclosures about activity that occurs during a reporting period were effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this amended guidance resulted in expanded interim and annual financial statement disclosures, but did not have any effect on our financial condition, results of operations or cash flows. See Note 10 - Allowance for Credit Losses for additional disclosures required under this amended guidance.

Note 3 - Cash and Due from Banks

Compensating Balances. We maintain cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions on the withdrawal of funds. The average cash balances for the years ended December 31, 2011 and 2010 were $165,551 and $1,072, respectively.

In addition, we maintained average required balances with various Federal Reserve Banks of $5,000 for the years ended December 31, 2011 and 2010. These represent average balances required to be maintained over each 14-day reporting cycle; however, we may use earnings credits on these balances to pay for services received from the Federal Reserve Banks.

Pass-through Deposit Reserves. We act as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. The amount shown as Cash and Due from Banks includes pass-through reserves deposited with the Federal Reserve Banks of $8,764 and $10,034 at December 31, 2011 and 2010.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 4 - Securities Purchased Under Agreements to Resell

We periodically hold securities purchased under agreements to resell those securities. These amounts represent short-term loans and are classified as assets in the Statement of Condition. These securities are held in safekeeping in our name by third-party custodians approved by us. If the market value of the underlying securities decreases below the market value required as collateral, then the counterparty must (i) place an equivalent amount of additional securities in safekeeping in our name or (ii) remit an equivalent amount of cash, or the dollar value of the resale agreement will be decreased accordingly.

Note 5 - Available-for-Sale Securities

Major Security Types. The following table presents our AFS securities:

		OTTI	Gross	Gross
	Amortized	Recognized	Unrealized	Unrealized	Estimated
December 31, 2011	Cost (1)	in AOCI	Gains	Losses	Fair Value
GSE debentures	$2,011,882	$—	$14,045	$(232)	$2,025,695
TLGP debentures	321,175	—	1,267	—	322,442
Private-label RMBS	720,583	(116,364)	343	(3,253)	601,309
Total AFS securities	$3,053,640	$(116,364)	$15,655	$(3,485)	$2,949,446

December 31, 2010
GSE debentures	$1,935,563	$—	$775	$(6,080)	$1,930,258
TLGP debentures	324,427	—	690	—	325,117
Private-label RMBS	1,051,347	(75,825)	7,019	—	982,541
Total AFS securities	$3,311,337	$(75,825)	$8,484	$(6,080)	$3,237,916

(1)
Amortized cost of AFS securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and, if applicable, OTTI recognized in earnings (credit losses) and fair-value hedge accounting adjustments.

Premiums and Discounts. At December 31, 2011 and 2010, the amortized cost of our MBS classified as AFS securities included OTTI credit losses, OTTI-related accretion adjustments, and unamortized purchase premiums and discounts on OTTI securities totaling net discounts of $116,699 and $122,173, respectively.

Reconciliations of Amounts in AOCI. Subsequent unrealized gains and losses in the estimated fair value of previously OTTI AFS securities are netted against the non-credit component of OTTI in AOCI in the Statement of Condition. The following tables reconcile the amounts in the AFS major security types table above to the Statement of Condition and AOCI rollforward presentation:

Net Unrealized Gains (Losses) on AFS Securities	December 31, 2011	December 31, 2010
Net unrealized gains included in Estimated Fair Value	$12,170	$2,404
Less: Subsequent net unrealized gains (losses) on previously OTTI securities	(2,910)	7,019
Net unrealized gains (losses) on AFS securities recognized in AOCI	$15,080	$(4,615)

Net Non-Credit Portion of OTTI Losses on AFS Securities	December 31, 2011	December 31, 2010
OTTI Recognized in AOCI	$(116,364)	$(75,825)
Subsequent net unrealized gains (losses) on previously OTTI securities	(2,910)	7,019
Net non-credit portion of OTTI losses on AFS securities	$(119,274)	$(68,806)

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Unrealized Loss Positions. The following table presents impaired AFS securities (i.e., in an unrealized loss position), which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2011	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS:
GSE debentures	$—	$—	$113,361	$(232)	$113,361	$(232)
TLGP debentures	—	—	—	—	—	—
Total Non-MBS	—	—	113,361	(232)	113,361	(232)
Private-label RMBS	88,161	(13,121)	495,251	(106,496)	583,412	(119,617)
Total impaired AFS securities	$88,161	$(13,121)	$608,612	$(106,728)	$696,773	$(119,849)

December 31, 2010
Non-MBS:
GSE debentures	$1,075,827	$(3,841)	$513,510	$(2,239)	$1,589,337	$(6,080)
TLGP debentures	—	—	—	—	—	—
Total Non-MBS	1,075,827	(3,841)	513,510	(2,239)	1,589,337	(6,080)
Private-label RMBS	—	—	777,955	(75,825)	777,955	(75,825)
Total impaired AFS securities	$1,075,827	$(3,841)	$1,291,465	$(78,064)	$2,367,292	$(81,905)
Redemption Terms. The amortized cost and estimated fair value of non-MBS AFS securities by contractual maturity are presented below. MBS are not presented by contractual maturity because their actual maturities will likely differ from contractual maturities as borrowers may have the right to prepay obligations with or without prepayment fees.

	December 31, 2011		December 31, 2010
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$321,175	$322,442	$—	$—
Due after one year through five years	941,496	950,264	324,427	325,117
Due after five years through ten years	1,070,386	1,075,431	1,935,562	1,930,258
Due after ten years	—	—	—	—
Total Non-MBS	2,333,057	2,348,137	2,259,989	2,255,375
Total MBS	720,583	601,309	1,051,347	982,541
Total AFS securities	$3,053,640	$2,949,446	$3,311,336	$3,237,916

Interest-Rate Payment Terms. The interest-rate payment terms for AFS securities are detailed below, at amortized cost.

Interest-Rate Payment Terms	December 31, 2011	December 31, 2010
Non-MBS:
Fixed-rate	$2,333,057	$2,259,989
Variable-rate	—	—
Total Non-MBS	2,333,057	2,259,989
MBS:
Fixed-rate	102,338	382,547
Variable-rate	618,245	668,800
Total MBS	720,583	1,051,347
Total AFS securities, at amortized cost	$3,053,640	$3,311,336

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Securities Transferred. During 2011 and 2010, we elected to transfer certain private-label RMBS from HTM to AFS due to the significant deterioration in the creditworthiness of the issuers and other factors. Such deterioration was evidenced by an OTTI credit loss for these securities during 2011 or 2010. These transfers allow us the option to decide to sell these securities prior to maturity in response to changes in interest rates, changes in prepayment risk, or other factors.

	Outstanding as of December 31,
	2011				2010
			Gross				Gross
		OTTI	Unrecognized			OTTI	Unrecognized
	Amortized	Recognized	Holding	Estimated	Amortized	Recognized	Holding	Estimated
	Cost	in AOCI	Gains (Losses)	Fair Value	Cost	in AOCI	Gains (Losses)	Fair Value
Transferred at December 31, (1)	$—	$—	$—	$—	$1,051,347	$(203,839)	$135,033	$982,541
Transferred at September 30,	18,134	(4,312)	3,421	17,243	—	—	—	—
Transferred at June 30,	—	—	—	—	—	—	—	—
Transferred at March 31,	—	—	—	—	—	—	—	—
Total	$18,134	$(4,312)	$3,421	$17,243	$1,051,347	$(203,839)	$135,033	$982,541

(1)
Amounts exclude one security which was transferred in December 2010 and subsequently sold prior to December 31, 2010. This security was transferred with an amortized cost of $45,872 and fair value of $44,252 at the date of transfer.

Realized Gains and Losses. The following table presents the proceeds, previously recognized OTTI credit losses including accretion, and gross gains and losses related to the sale of six AFS securities in 2011 and one AFS security in 2010. We compute gains and losses on sales of investment securities using the specific identification method.

	December 31,
Sales of AFS Securities	2011	2010	2009
Proceeds from sale	$154,675	$48,268	$—

Previously recognized OTTI credit losses including accretion	$(29,844)	$(18,433)	$—

Gross gains	$7,091	$2,396	$—
Gross losses	(2,847)	—	—
Net Realized Gains from Sale of Available-for-Sale Securities	$4,244	$2,396	$—

As of December 31, 2011, we had no intention to sell the remaining OTTI AFS securities, nor did we consider it more likely than not that we will be required to sell these securities before our anticipated recovery of each security's remaining amortized cost basis.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 6 - Held-to-Maturity Securities

Major Security Types. The following table presents our HTM securities:

				Gross	Gross
		OTTI		Unrecognized	Unrecognized	Estimated
	Amortized	Recognized	Carrying	Holding	Holding	Fair
December 31, 2011	Cost (1)	In AOCI	Value (2)	Gains (3)	Losses (3)	Value
Non-MBS and ABS:
GSE debentures	$268,994	$—	$268,994	$1,361	$—	$270,355
TLGP debentures	1,883,334	—	1,883,334	2,505	(45)	1,885,794
Total Non-MBS and ABS	2,152,328	—	2,152,328	3,866	(45)	2,156,149
MBS and ABS:
Other U.S. obligations -guaranteed RMBS	2,746,474	—	2,746,474	48,915	(13,258)	2,782,131
GSE RMBS	3,511,831	—	3,511,831	118,839	(2,537)	3,628,133
Private-label RMBS	402,464	—	402,464	227	(12,143)	390,548
Manufactured housing loan ABS	16,757	—	16,757	—	(3,482)	13,275
Home equity loan ABS	2,716	(392)	2,324	—	(479)	1,845
Total MBS and ABS	6,680,242	(392)	6,679,850	167,981	(31,899)	6,815,932
Total HTM securities	$8,832,570	$(392)	$8,832,178	$171,847	$(31,944)	$8,972,081

December 31, 2010
Non-MBS and ABS:
GSE debentures	$294,121	$—	$294,121	$300	$(214)	$294,207
TLGP debentures	2,065,994	—	2,065,994	4,530	(3)	2,070,521
Total Non-MBS and ABS	2,360,115	—	2,360,115	4,830	(217)	2,364,728
MBS and ABS:
Other U.S. obligations -guaranteed RMBS	2,326,958	—	2,326,958	31,773	(7,849)	2,350,882
GSE RMBS	3,044,129	—	3,044,129	53,049	(24,933)	3,072,245
Private-label RMBS	725,493	(7,056)	718,437	5,665	(18,277)	705,825
Manufactured housing loan ABS	18,948	—	18,948	—	(1,083)	17,865
Home equity loan ABS	3,240	—	3,240	—	(1,394)	1,846
Total MBS and ABS	6,118,768	(7,056)	6,111,712	90,487	(53,536)	6,148,663
Total HTM securities	$8,478,883	$(7,056)	$8,471,827	$95,317	$(53,753)	$8,513,391

(1)	Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and, if applicable, OTTI recognized in earnings (credit losses).

(2)	Carrying value of HTM securities represents amortized cost after adjustment for non-credit OTTI recognized in AOCI.

(3)	Gross unrecognized holding gains (losses) represents the difference between estimated fair value and carrying value.

Premiums and Discounts. At December 31, 2011 and 2010, the amortized cost of our MBS and ABS HTM securities included credit losses, OTTI-related accretion adjustments, and unamortized purchase premiums and discounts totaling net premiums of $54,153 and $61,001, respectively.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Unrealized Loss Positions. The following table presents impaired HTM securities (i.e., in an unrealized loss position), which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2011	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses (1)
Non-MBS and ABS:
GSE debentures	$—	$—	$—	$—	$—	$—
TLGP debentures	224,955	(45)	—	—	224,955	(45)
Total Non-MBS and ABS	224,955	(45)	—	—	224,955	(45)
MBS and ABS:
Other U.S. obligations - guaranteed RMBS	599,050	(4,477)	548,564	(8,781)	1,147,614	(13,258)
GSE RMBS	480,432	(897)	196,632	(1,640)	677,064	(2,537)
Private-label RMBS	57,366	(677)	297,791	(11,466)	355,157	(12,143)
Manufactured housing loan ABS	—	—	13,275	(3,482)	13,275	(3,482)
Home equity loan ABS	—	—	1,845	(871)	1,845	(871)
Total MBS and ABS	1,136,848	(6,051)	1,058,107	(26,240)	2,194,955	(32,291)
Total impaired HTM securities	$1,361,803	$(6,096)	$1,058,107	$(26,240)	$2,419,910	$(32,336)

December 31, 2010
Non-MBS and ABS:
GSE debentures	$168,779	$(214)	$—	$—	$168,779	$(214)
TLGP debentures	68,764	(3)	—	—	68,764	(3)
Total Non-MBS and ABS	237,543	(217)	—	—	237,543	(217)
MBS and ABS:
Other U.S. obligations - guaranteed RMBS	994,667	(7,849)	—	—	994,667	(7,849)
GSE RMBS	1,034,990	(24,933)	—	—	1,034,990	(24,933)
Private-label RMBS	51,012	(223)	546,135	(20,466)	597,147	(20,689)
Manufactured housing loan ABS	—	—	17,865	(1,083)	17,865	(1,083)
Home equity loan ABS	—	—	1,846	(1,394)	1,846	(1,394)
Total MBS and ABS	2,080,669	(33,005)	565,846	(22,943)	2,646,515	(55,948)
Total impaired HTM securities	$2,318,212	$(33,222)	$565,846	$(22,943)	$2,884,058	$(56,165)

(1)
As a result of OTTI accounting guidance, the total unrealized losses on private-label RMBS may not agree to the gross unrecognized holding losses on private-label RMBS in the major security types table above.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Redemption Terms. The amortized cost, carrying value and estimated fair value of non-MBS and ABS HTM securities by contractual maturity are presented below. MBS and ABS are not presented by contractual maturity because their actual maturities will likely differ from contractual maturities as borrowers may have the right to prepay obligations with or without prepayment fees.

	December 31, 2011			December 31, 2010
			Estimated			Estimated
	Amortized	Carrying	Fair	Amortized	Carrying	Fair
Year of Contractual Maturity	Cost (1)	Value (2)	Value	Cost (1)	Value (2)	Value
Non-MBS and ABS:
Due in one year or less	$1,883,334	$1,883,334	$1,885,794	$306,826	$306,826	$307,306
Due after one year through five years	268,994	268,994	270,355	2,053,289	2,053,289	2,057,422
Due after five years through ten years	—	—	—	—	—	—
Due after ten years	—	—	—	—	—	—
Total Non-MBS and ABS	2,152,328	2,152,328	2,156,149	2,360,115	2,360,115	2,364,728
Total MBS and ABS	6,680,242	6,679,850	6,815,932	6,118,768	6,111,712	6,148,663
Total HTM securities	$8,832,570	$8,832,178	$8,972,081	$8,478,883	$8,471,827	$8,513,391

(1)	Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and, if applicable, OTTI recognized in earnings (credit losses).

(2)	Carrying value of HTM securities represents amortized cost after adjustment for non-credit OTTI recognized in AOCI.

Interest-Rate Payment Terms. The interest-rate payment terms for HTM securities are detailed below, at amortized cost:

Interest-Rate Payment Terms	December 31, 2011	December 31, 2010
Non-MBS and ABS:
Fixed-rate	$—	$25,128
Variable-rate	2,152,328	2,334,987
Total Non-MBS and ABS	2,152,328	2,360,115
MBS and ABS:
Fixed-rate	3,501,500	4,144,344
Variable-rate	3,178,742	1,974,424
Total MBS and ABS	6,680,242	6,118,768
Total HTM securities, at amortized cost	$8,832,570	$8,478,883

Realized Gains and Losses. There were no sales of HTM securities during the years ended December 31, 2011 or 2010.

Note 7 - Other-Than-Temporary Impairment Analysis

We evaluate our individual AFS and HTM securities that have been previously OTTI or are in an unrealized loss position for OTTI on a quarterly basis. As part of our evaluation, we consider whether we intend to sell each of these securities and whether it is more likely than not that we will be required to sell the security before its anticipated recovery. If either of these conditions is met, we recognize an OTTI loss equal to the entire difference between the security's amortized cost basis and its estimated fair value at the Statement of Condition date. For those securities that meet neither of these conditions, we perform a cash flow analysis to determine whether we expect to recover the entire amortized cost basis of each security.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

OTTI Evaluation Process and Results - Private-label RMBS and ABS. To ensure consistency in the determination of OTTI for private-label RMBS and ABS (including manufactured housing and home equity ABS) among all FHLBanks, the FHLBanks enhanced the overall OTTI process in 2009 by implementing a system-wide governance committee and establishing a formal process to ensure consistency in the key OTTI modeling assumptions used for purposes of our cash flow analyses for substantially all of these securities. We select all of our private-label RMBS and ABS to be evaluated using the FHLBanks' common framework and approved assumptions for purposes of OTTI cash flow analysis. For one immaterial manufactured housing loan ABS for which underlying collateral data is not readily available, alternative procedures, as determined by each FHLBank, are used to evaluate this security for OTTI.

Our evaluation includes a projection of the cash flows that we are likely to collect based on an assessment of the structure of each security and certain assumptions, some of which are determined based upon other assumptions, such as:

•	the remaining payment terms for the security;

•	prepayment speeds;

•	default rates;

•	loss severity on the collateral supporting our security based on underlying loan-level borrower and loan characteristics;

•	expected housing price changes; and

•	interest rates.

Our cash flow analysis uses two third-party models to assess whether the entire amortized cost basis of our private-label RMBS will be recovered. The first third-party model considers borrower characteristics and the particular attributes of the loans underlying our securities, in conjunction with assumptions described above.

A significant modeling assumption in the first model is the forecast of future housing price changes for the relevant states and CBSAs, which are based upon an assessment of the individual housing markets. CBSAs refer collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. Our housing price forecast assumes CBSA level current-to-trough home price declines ranging from 0% (for those housing markets that are believed to have reached their trough) to 8%. For those markets where further home price declines are anticipated, the declines were projected to occur over the 3- to 9-month period beginning October 1, 2011. From the trough, home prices are projected to recover using one of five different recovery paths that vary by housing market.

The following table presents projected home price recovery by year at December 31, 2011.

Time Period	Recovery Range %
Year 1	0.0%	–	2.8%
Year 2	0.0%	–	3.0%
Year 3	1.5%	–	4.0%
Year 4	2.0%	–	5.0%
Years 5 and 6	2.0%	–	6.0%
Thereafter	2.3%	–	5.6%

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

The projected cash flows are based on a number of assumptions and expectations, and therefore the results of these models can vary significantly with changes in assumptions and expectations. The projected cash flows based on the model approach described above reflect our best estimate and include a base case current-to-trough housing price forecast and base case housing price recovery path described in the prior paragraph.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

OTTI - Significant Modeling Assumptions. For those securities that were determined to be OTTI during the year ended December 31, 2011, the following table presents the significant modeling assumptions used to determine the amount of credit loss recognized in earnings during this period as well as the related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches, excess spread, and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. A zero or negative credit enhancement percentage reflects securities which have no remaining credit support from subordinated tranches and are likely to have experienced an actual principal loss. The calculated averages represent the dollar-weighted averages of the private-label RMBS in each category shown. The classification (prime, Alt-A and subprime) is based on the model used to estimate the cash flows for the security, which may not be the same as the classification at the time of origination.

	Significant Modeling Assumptions for OTTI private-label RMBS (1)						Current Credit
	Prepayment Rates		Default Rates		Loss Severities		Enhancement
	Weighted		Weighted		Weighted		Weighted
	Average	Range	Average	Range	Average	Range	Average	Range
Year of Securitization	%	%	%	%	%	%	%	%
Prime:
2007	6.8	5.2 - 8.0	41.4	30.7 - 53.6	44.7	37.7 - 52.1	4.2	0.4 - 9.8
2006	7.6	7.3 - 8.1	22.8	21.9 - 24.2	39.9	37.2 - 43.8	2.2	2.0 - 2.4
2005	9.2	7.5 - 10.1	38.4	28.3 - 49.8	42.0	35.4 - 48.9	8.2	4.9 - 9.7
Total Prime	8.0	5.2 - 10.1	39.0	21.9 - 53.6	43.2	35.4 - 52.1	6.0	0.4 - 9.8
Alt-A:
2006	8.8	8.8 - 8.8	31.1	31.1 - 31.1	44.9	44.9 - 44.9	3.9	3.9 - 3.9
2005	8.1	6.6 - 13.2	34.1	29.5 - 35.5	46.5	37.4 - 49.1	0.6	(0.1) - 3.0
Total Alt-A	8.3	6.6 - 13.2	33.2	29.5 - 35.5	46.0	37.4 - 49.1	1.6	(0.1) - 3.9
Total OTTI private-label RMBS	8.0	5.2 - 13.2	38.6	21.9 - 53.6	43.4	35.4 - 52.1	5.7	(0.1) - 9.8

	Significant Modeling Assumptions for all ABS - Home Equity Loans (1)						Current Credit
	Prepayment Rates		Default Rates		Loss Severities		Enhancement
	Weighted		Weighted		Weighted		Weighted
	Average	Range	Average	Range	Average	Range	Average	Range
Year of Securitization	%	%	%	%	%	%	%	%
Subprime 2004 and prior	11.1	11.1 - 11.1	21.0	21.0 - 21.0	31.2	31.2 - 31.2	100.0	100.0 - 100.0
Total ABS - home equity loans	11.1	11.1 - 11.1	21.0	21.0 - 21.0	31.2	31.2 - 31.2	100.0	100.0 - 100.0

(1)	Based on the quarterly period of each security's most recent OTTI in 2011.

OTTI - Monoline Insured. Certain private-label ABS are insured by monoline bond insurers. We performed analyses to assess the financial strength of these monoline bond insurers to establish an expected case regarding the time horizon of the monoline bond insurers' ability to fulfill their financial obligations and provide credit support. The projected time horizon of credit protection provided by an insurer is a function of claims paying resources and anticipated claims in the future. This assumption is referred to as the "burn-out period" and is expressed in months. We own one security insured by MBIA Insurance Corporation (UPB of $1,024) that was OTTI at December 31, 2011 for which we assumed a burn-out period of three months.

OTTI - Credit Loss. In performing the detailed cash flow analysis, we determine the present value of the cash flows expected to be collected, discounted at the security's effective yield. For variable rate and hybrid private-label RMBS, we use the effective interest rate derived from a variable-rate index (e.g., one-month LIBOR) plus the contractual spread, plus or minus a fixed spread adjustment when there is an existing discount or premium on the security. As the implied forward curve of the index changes over time, the effective interest rates derived from that index will also change over time.

If the present value of expected cash flows is less than the amortized cost basis of a security (i.e., a credit loss exists), an OTTI is considered to have occurred.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Results of OTTI Evaluation Process - Private-label RMBS and ABS. As a result of our evaluations, for the years ended December 31, 2011, 2010, and 2009, we recognized OTTI losses after we determined that it was likely that we would not recover the entire amortized cost of each of these securities.

The table below presents the credit losses and net OTTI reclassified to (from) OCI for the years ended December 31, 2011, 2010, and 2009. Securities are listed based on the originator's classification at the time of origination or based on the classification by the NRSROs upon issuance.

	Total	Net OTTI	OTTI
	OTTI	Reclassified	Related to
Year Ended December 31, 2011	Losses	to (from) OCI	Credit Loss
Private-label RMBS - Prime	$—	$(24,526)	$(24,526)
Private-label RMBS - Alt-A	(5,028)	2,773	(2,255)
Home equity loan ABS - Subprime	(422)	392	(30)
Total OTTI securities	$(5,450)	$(21,361)	$(26,811)

Year Ended December 31, 2010
Private-label RMBS - Prime	$(21,411)	$(46,128)	$(67,539)
Private-label RMBS - Alt-A	(2,484)	222	(2,262)
Total OTTI securities	$(23,895)	$(45,906)	$(69,801)

Year Ended December 31, 2009
Private-label RMBS - Prime	$(398,156)	$341,000	$(57,156)
Private-label RMBS - Alt-A	(14,575)	11,440	(3,135)
Total OTTI securities	$(412,731)	$352,440	$(60,291)

For the years ended December 31, 2011, 2010, and 2009, we accreted $2,493, $54,820, and $28,399 respectively, of non-credit OTTI from AOCI to the carrying value of HTM securities.

The following table presents a reconciliation of the non-credit losses reclassified to (from) OCI as presented in the Statement of Income.

	Years Ended December 31,
Reconciliation of Non-credit Losses	2011	2010	2009
Reclassification of non-credit losses to Other Income (Loss)	$(25,528)	$22,458	$374,580
Non-credit losses recognized in OCI	4,167	(68,364)	(22,140)
Portion of Impairment Losses Reclassified to (from) Other Comprehensive Income (Loss)	$(21,361)	$(45,906)	$352,440

The following table presents a rollforward of the cumulative credit losses. The rollforward excludes accretion of credit losses for securities that have not experienced a significant increase in cash flows.

Credit Loss Rollforward	2011	2010	2009
Balance at beginning of year	$110,747	$60,291	$—
Additions:
Credit losses for which OTTI was not previously recognized	30	4,243	60,291
Additional credit losses for which OTTI was previously recognized	26,781	65,558	—
Reductions:
Credit losses on securities sold, matured, paid down or prepaid	(29,847)	(18,433)	—
Significant increases in cash flows expected to be collected, recognized over the remaining life of the securities	(2,074)	(912)	—
Balance at end of year	$105,637	$110,747	$60,291

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents the December 31, 2011 balances and classifications of the securities with OTTI losses during the year ended December 31, 2011. The table also presents the balances and classifications of our securities for which an OTTI loss has been recognized during the life of the securities, which represents securities impaired prior to 2011, as well as during 2011. We classify private-label RMBS as prime, Alt-A or subprime based on the originator's classification at the time of origination or based on the classification by the NRSROs upon issuance of the MBS.

	December 31, 2011
	HTM Securities				AFS Securities
				Estimated			Estimated
OTTI During 2011	UPB	Amortized Cost	Carrying Value	Fair Value	UPB	Amortized Cost	Fair Value
Private-label RMBS - prime	$—	$—	$—	$—	$723,523	$619,292	$519,387
Private-label RMBS - Alt-A	—	—	—	—	42,141	33,934	24,273
Home equity loan ABS - subprime	1,024	981	588	588	—	—	—
Total OTTI securities	$1,024	$981	$588	$588	$765,664	$653,226	$543,660

OTTI Life-to-Date
Private-label RMBS - prime	$3,264	$3,186	$3,186	$3,241	$795,141	$686,649	$577,036
Private-label RMBS - Alt-A	—	—	—	—	42,141	33,934	24,273
Home equity loan ABS - subprime	1,024	981	588	588	—	—	—
Total OTTI securities	$4,288	$4,167	$3,774	$3,829	$837,282	$720,583	$601,309
Total MBS and ABS		$6,680,242	$6,679,850	$6,815,932		$720,583	$601,309
Total securities		$8,832,570	$8,832,178	$8,972,081		$3,053,640	$2,949,446

OTTI Evaluation Process and Results - All Other AFS and HTM Securities.

Other U.S. Obligations, GSE and TLGP Securities. For other U.S. obligations, GSE obligations, and TLGP debentures, we determined that the strength of the issuers' guarantees through direct obligations or support from the United States government is sufficient to protect us from any losses based on current expectations. As a result, we have determined that, as of December 31, 2011, all of the gross unrealized losses are temporary.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 8 - Advances

We offer a wide range of fixed- and variable-rate Advance products with different maturities, interest rates, payment characteristics and optionality. Fixed-rate Advances generally have maturities ranging from one week to 10 years, but may be up to 30 years. Variable-rate Advances generally have maturities ranging from one day to 10 years, for which the interest rates reset periodically at a fixed spread to LIBOR or another specified index. We had Advances outstanding, with interest rates ranging from 0.10% to 8.34%, as presented below:

	December 31, 2011		December 31, 2010
Year of Contractual Maturity	Amount	WAIR %	Amount	WAIR %
Overdrawn demand and overnight deposit accounts	$145	2.49	$1,394	2.50
Due in 1 year or less	2,535,953	1.81	2,850,291	2.81
Due after 1 year through 2 years	2,413,612	2.55	1,784,681	3.29
Due after 2 years through 3 years	2,050,525	2.63	2,646,696	3.52
Due after 3 years through 4 years	2,488,247	3.51	1,394,515	3.09
Due after 4 years through 5 years	3,357,569	2.71	2,565,321	3.66
Thereafter	4,922,264	2.64	6,394,940	2.44
Total Advances, par value	17,768,315	2.64	17,637,838	2.98
Unamortized discounts on Advances (including AHP)	(1,027)		(984)
Hedging adjustments	597,456		489,180
Unamortized deferred prepayment fees	202,958		149,330
Total Advances	$18,567,702		$18,275,364

We offer Advances to members that provide a member the right, based upon predetermined option exercise dates, to prepay the Advance prior to maturity without incurring prepayment or termination fees (callable Advances). In exchange for receiving the right to call the Advance on a predetermined call schedule, the member typically pays a higher fixed rate for the Advance relative to an equivalent maturity, non-callable, fixed-rate Advance. If the call option is exercised, replacement funding may be available. Borrowers typically exercise their call options for fixed-rate Advances when interest rates decline or for adjustable-rate Advances when spreads change. All other Advances may only be prepaid by paying a fee (prepayment fee) that makes us financially indifferent to the prepayment of the Advance. At December 31, 2011 and 2010, we had callable Advances outstanding of $3,805,175 and $3,610,325, respectively.

We offer putable and convertible Advances that contain embedded options. Under the terms of a putable Advance, we effectively purchase a put option from the member that allows us to put or extinguish the fixed-rate Advance to the member on predetermined exercise dates, and offer, subject to certain conditions, replacement funding at prevailing market rates. At December 31, 2011 and 2010, we had putable Advances outstanding totaling $581,750 and $1,018,750, respectively. Under the terms of a convertible Advance, we may convert an Advance from one interest-payment term structure to another. We had no convertible Advances outstanding at December 31, 2011 or 2010.

The following table presents Advances by the earlier of the year of contractual maturity or next call date and next put date:

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Put Date
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Overdrawn demand and overnight deposit accounts	$145	$1,394	$145	$1,394
Due in 1 year or less	4,233,303	4,301,641	2,867,703	3,725,041
Due after 1 year through 2 years	2,513,612	2,684,681	2,395,862	1,561,681
Due after 2 years through 3 years	2,020,525	2,606,696	2,012,525	2,513,946
Due after 3 years through 4 years	2,457,247	1,347,515	2,451,747	1,341,515
Due after 4 years through 5 years	3,416,569	2,480,321	3,327,569	2,343,821
Thereafter	3,126,914	4,215,590	4,712,764	6,150,440
Total Advances, par value	$17,768,315	$17,637,838	$17,768,315	$17,637,838

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents interest-rate payment terms and contractual maturity dates for Advances:

Interest-Rate Payment Terms	December 31, 2011	December 31, 2010
Fixed-rate
Due in one year or less	$1,666,587	$2,143,534
Due after one year	12,509,867	11,619,903
Total fixed-rate	14,176,454	13,763,437
Variable-rate
Due in one year or less	869,511	708,151
Due after one year	2,722,350	3,166,250
Total variable-rate	3,591,861	3,874,401
Total Advances, par value	$17,768,315	$17,637,838

Prepayment Fees. When a borrower prepays an Advance, future income will be lower if the principal portion of the prepaid Advance is reinvested in lower-yielding assets that continue to be funded by higher-costing debt. To protect against this risk, we generally charge a prepayment fee. For the years ended December 31, 2011, 2010, and 2009, Advance prepayment fees excluding any associated hedging basis adjustments that were recorded in Prepayment Fees on Advances at the time of the prepayment were $14,346, $46,164, and $39,930, respectively.

In cases in which we fund a new Advance concurrent with or within a short period of time before or after the prepayment of an existing Advance and the Advance meets the accounting criteria to qualify as a modification of the prepaid Advance, the net prepayment fee on the prepaid Advance is deferred, recorded in the basis of the modified Advance, and amortized into Interest Income over the life of the modified Advance using the level-yield method. For the years ended December 31, 2011, 2010, and 2009, we deferred $88,522, $152,139, and $3,648, respectively, of these gross Advance prepayment fees. In certain cases, these prepayment fees are not collected at the time of the Advance modification, but rather, over the modified Advance's contractual life through an off-market contractual coupon.

Credit Risk Exposure and Security Terms. We lend to financial institutions involved in housing finance within our district according to Federal statutes, including the Bank Act. The Bank Act requires each FHLBank to hold, or have access to, sufficient collateral to fully secure its Advances.

At December 31, 2011 and 2010, we had a total of $8.0 billion and $5.5 billion, respectively, of Advances outstanding, at par, to single borrowers with balances that were greater than or equal to $1.0 billion. These Advances, representing 45% and 31%, respectively, of total Advances outstanding, at par, on those dates, were made to four and two borrowers, respectively. At December 31, 2011 and 2010, we held $13.1 billion and $10.9 billion, respectively, of UPB of collateral to cover the Advances to these institutions.

We have policies and procedures in place that we believe appropriately manage credit risk. Such policies and procedures include requirements for physical possession or control of pledged collateral, restrictions on borrowing, verifications of collateral and continuous monitoring of borrowings and the borrower's financial condition and creditworthiness. We expect to collect all amounts due according to the contractual terms of our Advances, based on the collateral pledged to us as security for Advances, our credit analyses of our members' financial condition and our credit extension and collateral policies. For information related to our credit risk on Advances and allowance for credit losses, see Note 10 - Allowance for Credit Losses.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 9 - Mortgage Loans Held for Portfolio

Mortgage Loans Held for Portfolio consist of conventional and government-guaranteed or -insured loans acquired through the MPP, which includes the original program and MPP Advantage. We purchase single-family mortgage loans through our MPP that are originated or acquired by PFIs. These mortgage loans are credit-enhanced by PFIs or are guaranteed or insured by Federal agencies.  We are authorized to hold AMA, such as assets acquired under the MPP.

The following tables present information on Mortgage Loans Held for Portfolio:

By Term	December 31, 2011	December 31, 2010
Fixed-rate medium-term (1) mortgages	$835,737	$928,797
Fixed-rate long-term (2) mortgages	5,079,166	5,735,744
Total Mortgage Loans Held for Portfolio, UPB	5,914,903	6,664,541
Unamortized premiums	55,682	61,181
Unamortized discounts	(16,971)	(30,592)
Hedging adjustments	4,828	7,946
Allowance for loan losses	(3,300)	(500)
Total Mortgage Loans Held for Portfolio	$5,955,142	$6,702,576

(1)	Medium-term is defined as an original term of 15 years or less.

(2)	Long-term is defined as an original term greater than 15 years.

By Type	December 31, 2011	December 31, 2010
Conventional	$4,895,073	$5,653,969
FHA	1,019,830	1,010,572
Total Mortgage Loans Held for Portfolio, UPB	$5,914,903	$6,664,541

For information related to our credit risk on mortgage loans and allowance for credit losses, see Note 10 – Allowance for Credit Losses.

Note 10 - Allowance for Credit Losses

We have established an allowance methodology for each of our portfolio segments: credit products; government-guaranteed or -insured Mortgage Loans Held for Portfolio; conventional Mortgage Loans Held for Portfolio; term securities purchased under agreements to resell; and term federal funds sold.

Credit Products. We manage our credit exposure to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower's financial condition and is coupled with conservative collateral/lending policies to limit the risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, we lend to our members in accordance with federal statutes and Finance Agency regulations. Specifically, we comply with the Bank Act, which requires us to obtain sufficient collateral to fully secure credit products. The estimated value of the collateral required to secure each member's credit products is calculated by applying collateral discounts, or haircuts, to the value of the collateral. We accept certain investment securities, residential mortgage loans, deposits, and other real estate-related assets as collateral. In addition, certain members that qualify as CFIs are eligible to utilize expanded statutory collateral provisions for small business and agriculture loans. Our capital stock owned by our members is available as additional security. Collateral arrangements may vary depending upon borrower credit quality, financial condition and performance; borrowing capacity; and overall credit exposure to the borrower. We can call for additional or substitute collateral to protect our security interest. We believe that these policies effectively manage our respective credit risk from credit products.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Based upon the financial condition of the member, we either allow a member to retain physical possession of its collateral that is pledged to us, or require the member to specifically assign and place physical possession of the collateral with us or our safekeeping agent. We also perfect our security interest in all pledged collateral. The Bank Act affords any security interest granted to us by a member priority over the claims or rights of any other party except for claims or rights of a third party that would be entitled to priority under otherwise applicable law and are held by a bona fide purchaser for value or by a secured party holding a prior perfected security interest. We also perfect our security interest in the collateral by filing UCC financing statements with the appropriate governmental authorities against all member borrowers and any affiliates that also provide collateral for a member, except in some cases when collateral is otherwise perfected through physical possession. Using a risk-based approach and taking into consideration each member's financial strength, we consider the quality of the collateral pledged and the borrower's financial condition to be indicators of credit quality on the borrower's credit products. At December 31, 2011 and 2010, we had rights to collateral on a member-by-member basis with an estimated value in excess of our outstanding extensions of credit.

We continue to evaluate and make changes to our collateral guidelines, as necessary, based on current market conditions. At December 31, 2011 and 2010, we did not have any credit products that were past due, on non-accrual status, or considered impaired. In addition, there were no troubled debt restructurings related to credit products during 2011 and 2010.

Based upon the collateral held as security, our credit extension and collateral policies, our credit analysis and the repayment history on credit products, we have not recorded any allowance for credit losses on credit products. At December 31, 2011 and 2010, no liability to reflect an allowance for credit losses for off-balance sheet credit exposures was recorded. For additional information on off-balance sheet credit exposure, see Note 21 - Commitments and Contingencies.

Mortgage Loans - Government-Guaranteed or Insured. We invest in fixed-rate government mortgage loans, which are insured or guaranteed by the FHA. The servicer provides and maintains insurance or a guaranty from the FHA. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government mortgage loans. Any losses incurred on such loans that are not recovered from the issuer or the guarantor are absorbed by the servicer. Therefore, we only have credit risk for these loans if the servicer fails to pay for losses not covered by insurance or guarantees. Based upon our assessment of our servicers, we did not establish an allowance for credit losses for government-guaranteed or -insured mortgage loans at December 31, 2011 or 2010. Further, due to the government guarantee or insurance, these mortgage loans are not placed on non-accrual status.

Mortgage Loans - Conventional. Our allowance for loan losses is based on our best estimate of probable losses over the loss emergence period, which we have estimated to be 12 months. We use the MPP portfolio's delinquency migration to determine whether a loss event is probable. Once a loss event is deemed to be probable, we utilize a systematic methodology that incorporates all credit enhancements and servicer advances to establish the allowance for loan losses. Our methodology also incorporates a calculation of the potential effect of various adverse scenarios on the allowance. We assess whether the likelihood of incurring the losses resulting from the adverse scenarios during the next 12 months is probable. As a result of our methodology, our allowance for loan losses reflects our best estimate of the inherent losses in our MPP portfolio (including MPP Advantage).

Collectively Evaluated Mortgage Loans. The measurement of our allowance for loan losses includes evaluating (i) homogeneous pools of delinquent residential mortgage loans; (ii) any remaining exposure to loans paid in full by the servicers; and (iii) the current portion of the loan portfolio. Our loan loss analysis includes collectively evaluating conventional loans for impairment within each pool purchased under the MPP. This loan loss analysis considers MPP pool-specific attribute data, estimated liquidation value of real estate collateral held, estimated costs associated with maintaining and disposing of the collateral, and credit enhancements. Delinquency reports, including foreclosed properties, provided monthly by the SMI providers, are used to determine the population of loans incorporated into the quarterly allowance for loan loss analysis. Monthly remittance reports are monitored by management to determine the population of delinquent loans not reported by SMI providers.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Individually Evaluated Mortgage Loans. Certain conventional mortgage loans that are impaired, primarily troubled debt restructurings, although not considered collateral dependent, may be specifically identified for purposes of calculating the allowance for loan losses. The estimated loan losses on impaired loans may be separately determined because sufficient information exists to make a reasonable estimate of the inherent loss for such loans on an individual loan basis. The measurement of our allowance for loans individually evaluated for loan loss considers loan-specific attribute data similar to loans reviewed on a collective basis. The resulting incurred loss, if any, is equal to the estimated cost associated with maintaining and disposing of the property (which includes the UPB, interest owed on the delinquent loan to date, and estimated costs associated with disposing the collateral) less the estimated fair value of the collateral (net of estimated selling costs) and the amount of other credit enhancements including the PMI, LRA and SMI.
Non-accrual Loans. We place a conventional mortgage loan on non-accrual status if it is determined that either (i) the collection of interest or principal is doubtful, or (ii) interest or principal is past due for 90 days or more, except when the loan is well-secured and in the process of collection (e.g., through credit enhancements and monthly settlements on a scheduled/scheduled basis).
Rollforward of Allowance for Loan Losses on Mortgage Loans. The tables below present a rollforward of our allowance for loan losses on conventional mortgage loans, the allowance for loan losses by impairment methodology, and the recorded investment in mortgage loans by impairment methodology. The recorded investment in a loan is the UPB of the loan, adjusted for accrued interest, net of deferred loan fees or costs, unamortized premiums or discounts (which may include the basis adjustment related to any gain or loss on a delivery commitment prior to being funded) and direct write-downs. The recorded investment is not net of any valuation allowance.

Rollforward of Allowance	2011	2010	2009
Allowance for loan losses on mortgage loans, beginning of the year	$500	$—	$—
Charge-offs	(2,100)	—	—
Provision (reversal) for loan losses	4,900	500	—
Allowance for loan losses on mortgage loans, end of the year	$3,300	$500	$—

Allowance for Loan Losses	December 31, 2011	December 31, 2010
Conventional loans collectively evaluated for impairment	$3,291	$500
Conventional loans individually evaluated for impairment (1)	9	—
Total allowance for loan losses	$3,300	$500

Recorded Investment
Conventional loans collectively evaluated for impairment	$4,934,077	$5,690,652
Conventional loans individually evaluated for impairment - impaired, with or without a related allowance	2,496	—
Total recorded investment	$4,936,573	$5,690,652

(1)	We did not have any loans individually evaluated for impairment as of December 31, 2010.

Credit Enhancements. Our allowance for loan losses considers the credit enhancements associated with conventional mortgage loans under the MPP, which includes the original program and MPP Advantage. Any estimated losses that would be recovered from the credit enhancements are not reserved as part of our allowance for loan losses. The credit enhancements are applied to the estimated losses in the following order: any remaining borrower's equity, any applicable PMI up to coverage limits, any available funds remaining in the LRA, and any SMI coverage up to the policy limits. Since we would bear any remaining loss, an estimate of the remaining loss is included in our allowance for loan losses.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents the impact of credit enhancements on the allowance:

	December 31, 2011	December 31, 2010
Estimated losses remaining after borrower's equity, before credit enhancements	$(49,349)	$(42,980)
Portion of estimated losses recoverable from PMI	6,570	6,277
Portion of estimated losses recoverable from LRA	11,659	13,749
Portion of estimated losses recoverable from SMI	27,820	22,454
Allowance for loan losses	$(3,300)	$(500)

The LRA is funded either up front as a portion of the purchase proceeds or through a portion of the net interest remitted monthly by the borrower. The LRA is a lender-specific account funded in an amount approximately sufficient to cover expected losses on the pool of mortgages. The LRA funds are then used to offset any actual losses that occur. The LRA is released in accordance with the terms of the MCC. Typically after five years, any excess funds in the LRA over required balances are distributed to the member (or to the group of members participating in an aggregate MPP pool) in accordance with a step-down schedule that is established at the time of an MCC.

The LRA is recorded in Other Liabilities in the Statement of Condition. The following table presents the changes in the LRA:

LRA Rollforward	2011	2010
Balance at beginning of year	$21,896	$24,104
Additions	9,522	4,738
Claims paid	(7,183)	(6,121)
Distributions	(827)	(825)
Balance at end of year	$23,408	$21,896

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans (movement of loans through the various stages of delinquency), non-accrual loans, and loans in process of foreclosure. The tables below present our key credit quality indicators for mortgage loans at December 31, 2011 and 2010:

Mortgage Loans Held for Portfolio as of December 31, 2011	Conventional Loans	FHA Loans	Total
Past due 30-59 days delinquent	$77,722	$50,969	$128,691
Past due 60-89 days delinquent	32,522	9,064	41,586
Past due 90 days or more delinquent	122,960	6,362	129,322
Total past due	233,204	66,395	299,599
Total current loans	4,703,369	980,033	5,683,402
Total mortgage loans, recorded investment	4,936,573	1,046,428	5,983,001
Net unamortized premiums	(17,102)	(21,609)	(38,711)
Hedging adjustments	(3,786)	(1,042)	(4,828)
Accrued interest receivable	(20,612)	(3,947)	(24,559)
Total Mortgage Loans Held for Portfolio, UPB	$4,895,073	$1,019,830	$5,914,903

Other delinquency statistics as of December 31, 2011
In process of foreclosure, included above (1)	$84,757	$—	$84,757
Serious delinquency rate (2)	2.49%	0.61%	2.16%
Past due 90 days or more still accruing interest (3)	$122,918	$6,362	$129,280
Loans on non-accrual status	239	—	239

Mortgage Loans Held for Portfolio as of December 31, 2010
Past due 30-59 days delinquent	$87,520	$39,155	$126,675
Past due 60-89 days delinquent	30,568	5,819	36,387
Past due 90 days or more delinquent	127,449	914	128,363
Total past due	245,537	45,888	291,425
Total current loans	5,445,115	994,744	6,439,859
Total mortgage loans, recorded investment	5,690,652	1,040,632	6,731,284
Net unamortized premiums	(5,732)	(24,857)	(30,589)
Hedging adjustments	(6,701)	(1,245)	(7,946)
Accrued interest receivable	(24,250)	(3,958)	(28,208)
Total Mortgage Loans Held for Portfolio, UPB	$5,653,969	$1,010,572	$6,664,541

Other delinquency statistics as of December 31, 2010
In process of foreclosure, included above (1)	$85,803	$—	$85,803
Serious delinquency rate (2)	2.24%	0.09%	1.91%
Past due 90 days or more still accruing interest (3)	$127,449	$914	$128,363
Loans on non-accrual status	—	—	—

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

(3)
Although our past due scheduled/scheduled loans are classified as loans past due 90 days or more based on the mortgagee's payment status, we do not consider these scheduled/scheduled loans to be non-accrual.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Real Estate Owned. We did not have any MPP loans classified as real estate owned at December 31, 2011 or 2010, as the servicers foreclose in their name and then generally pay off the delinquent loans at the completion of the foreclosure or liquidate the foreclosed properties. Subsequently, the servicers may submit claims to us for any losses, which are incorporated in the determination of our allowance for loan losses.

Troubled Debt Restructurings. Troubled debt restructurings related to mortgage loans are considered to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower's financial difficulties and that concession would not have been otherwise considered. Although we do not participate in government-sponsored loan modification programs, we do consider certain conventional loan modifications to be a troubled debt restructuring when the modification agreement permits the recapitalization of past due amounts, generally up to the original loan amount. Under this type of modification, no other terms of the original loan are modified, except for the contractual maturity date on a case by case basis. In no event does the borrower's original interest rate change.

A loan considered to be a troubled debt restructuring is individually evaluated for impairment when determining its related allowance for credit losses.

The table below presents the recorded investment on the performing and non-performing portions of these troubled debt restructurings. There were no troubled debt restructurings in the year ended December 31, 2010.

	December 31, 2011
Recorded Investment	Performing	Non-Performing (1)	Total
Conventional loans	$2,298	$198	$2,496

(1)	Represents loans on non-accrual status.

During the year ended December 31, 2011, we had 16 troubled debt restructurings. The table below presents the financial effect of the modifications for the year ended December 31, 2011. The pre- and post-modification amounts represent the amount recorded as of the date the troubled debt restructurings were modified.

	Year Ended December 31, 2011
Recorded Investment	Pre-Modification	Post-Modification
Conventional loans	$2,320	$2,496

During the year ended December 31, 2011, two conventional loans, which were modified and considered troubled debt restructurings, experienced a payment default within the previous 12 months. The recorded investment of these loans was $216 at December 31, 2011.

As a result of adopting the new guidance on a creditor's determination of whether a restructuring is a troubled debt restructuring discussed in Note 2 - Recently Adopted and Issued Accounting Guidance, we reassessed all restructurings that occurred on or after January 1, 2011 for identification as troubled debt restructurings. As a result, we identified certain loans as troubled debt restructurings. The allowance for loan losses on these loans had previously been measured under the collective evaluation methodology. Upon identifying those loans as troubled debt restructurings, we identified them as impaired and applied the impairment measurement guidance for those loans prospectively. As of December 31, 2011, $2,496 of conventional loans, at recorded investment, were identified as newly impaired, and an allowance for loan losses of $9 was recorded on these loans.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The tables below present the conventional loans individually evaluated for impairment which were considered impaired as of December 31, 2011. The first table presents the recorded investment, UPB and related allowance associated with these loans, while the second table presents the average recorded investment of individually impaired loans and related interest income recognized.

	December 31, 2011
Individually Evaluated Loans	Recorded Investment	UPB	Related Allowance for Loan Losses
Conventional loans without allowance for loan losses	$2,298	$2,283	$—
Conventional loans with allowance for loan losses	198	193	9
Total conventional loans individually evaluated	$2,496	$2,476	$9

	Year Ended
	December 31, 2011
Individually Impaired Loans	Average Recorded Investment	Interest Income Recognized
Conventional loans	$2,395	$53

Term Securities Purchased Under Agreements to Resell and Term Federal Funds Sold. These investments are generally short-term and their recorded balance approximates estimated fair value. We invest in federal funds with investment-grade counterparties only; therefore, we only evaluate these investments for purposes of an allowance for credit losses if the investment is not paid when due. All investments in term federal funds sold as of December 31, 2011 and 2010 were repaid according to the contractual terms.

Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans with investment-grade counterparties. As discussed in Note 4 - Securities Purchased Under Agreements to Resell, the terms of these loans are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, or the dollar value of the resale agreement will be decreased accordingly. If an agreement to resell is deemed to be impaired, the difference between the estimated fair value of the collateral and the amortized cost of the agreement is charged to earnings. We held no term securities purchased under agreements to resell at December 31, 2011 or 2010.

Note 11 - Derivatives and Hedging Activities

Nature of Business Activity. We are exposed to interest-rate risk primarily from the effect of interest rate changes on our interest-earning assets and our funding sources that finance those assets. The goal of our interest-rate risk management strategies is not to eliminate interest-rate risk, but to manage it within appropriate limits. To mitigate the risk of loss, we have established policies and procedures, which include guidelines on the amount of exposure to interest rate changes we are willing to accept. In addition, we monitor the risk to our interest income, net interest margin and average maturity of interest-earning assets and funding sources.

Consistent with Finance Agency regulation, we enter into derivatives to (i) manage the interest-rate risk exposures inherent in our otherwise unhedged assets and funding positions, (ii) achieve our risk management objectives, and (iii) to act as an intermediary between our members and counterparties. Finance Agency regulation and our risk management policy prohibit trading in or the speculative use of these derivative instruments and limit credit risk arising from these instruments. However, the use of derivatives is an integral part of our financial management strategy.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Application of Derivatives. Derivatives may be applied as follows:

(i)	as a fair-value or cash-flow hedge of an associated financial instrument, a firm commitment, or an anticipated transaction; or

(ii)
as an economic hedge to manage certain risks inherent to our Statement of Condition. Economic hedges are primarily used to manage mismatches between the coupon features of our assets and liabilities; or

(iii)	as an intermediary hedge to meet the asset or liability management needs of our members. We did not act as an intermediary in the years ended December 31, 2011, 2010, or 2009.

The most common ways in which we use derivatives are to:

•
reduce funding costs by executing a derivative concurrently with the issuance of a Consolidated Obligation as the cost of a combined funding structure can be lower than the cost of a comparable CO Bond;

•	reduce the interest-rate sensitivity and repricing gaps of assets and liabilities;

•	preserve a favorable interest-rate spread between the yield of an asset (e.g., an Advance) and the cost of the related liability (e.g., the CO Bond used to fund the Advance);

•	mitigate the adverse earnings effects of the shortening or extension of the duration of certain assets (e.g., Advances or mortgage assets) and liabilities;

•	protect the value of existing asset and liability positions or of commitments and anticipated transactions;

•	manage embedded options in assets and liabilities; and

•	manage our overall asset/liability structure.

Derivative financial instruments are used when they are considered to be the most cost-effective alternative to achieve our financial and risk management objectives. We reevaluate our hedging strategies from time to time, and consequently, we may change the hedging techniques we use or adopt new strategies.

Types of Derivatives. We may use the following derivative instruments to reduce funding costs and to manage our exposure to interest-rate risks inherent in the normal course of business.

Interest-Rate Swaps. An interest-rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the manner in which the cash flows will be calculated and the dates on which they will be paid. One of the simplest forms of an interest-rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional amount at a predetermined fixed rate for a given period of time. In return for this promise, the party receives cash flows equivalent to the interest on the same notional amount at a variable-rate index for the same period of time.The variable rate we receive in most interest-rate exchange agreements is LIBOR.

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

Swaptions. A swaption is an option on a swap that gives the buyer the right to enter into a specified interest-rate swap at a certain time in the future.When used as a hedge, a swaption can protect us when planning to lend or borrow funds in the future against future interest rate changes. We purchase both payer swaptions and receiver swaptions. A payer swaption is the option to make fixed interest payments at a later date, and a receiver swaption is the option to receive fixed interest payments at a later date.

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

Futures/Forwards Contracts. We may use futures and forwards contracts in order to hedge interest-rate risk. For example, certain mortgage purchase commitments entered into by us are considered derivatives. We may hedge these commitments by selling TBA MBS for forward settlement. A TBA represents a forward contract for the sale of MBS at a future agreed upon date for an established price.

Types of Hedged Items. We document at inception all relationships between the derivatives designated as hedging instruments and the hedged items, our risk management objectives and strategies for undertaking various hedge transactions, and our method of assessing effectiveness. This process includes linking all derivatives that are designated as fair-value or cash-flow hedges to (i) assets and liabilities on the Statements of Condition, (ii) firm commitments, or (iii) forecasted transactions. We also formally assess (both at the hedge's inception and at least quarterly) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain effective in future periods. We use regression analyses to assess the effectiveness of our hedges.

Consolidated Obligations. We enter into derivatives to hedge the interest-rate risk associated with our specific debt issuances. We manage the risk and volatility arising from changing market prices of a Consolidated Obligation by matching the cash inflow on the derivative with the cash outflow on the Consolidated Obligation.

For example, in a typical transaction, we issue a fixed-rate Consolidated Obligation and simultaneously enter into a matching derivative in which the counterparty pays fixed cash flows to us designed to match in timing and amount the cash outflows we pay on the Consolidated Obligation. In turn, we pay a variable cash flow to the counterparty that closely matches the interest payments we receive on short-term or variable-rate Advances (typically one- or three-month LIBOR). These transactions are typically treated as fair-value hedges. As another example, we may issue variable-rate CO Bonds indexed to LIBOR, the United States prime rate, or federal funds rate and simultaneously execute interest-rate swaps to hedge the basis risk of the variable-rate debt.

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

When issuing convertible Advances, we have the right to convert to/from a fixed-rate Advance from/to a variable-rate Advance if interest rates increase/decrease. A convertible Advance carries a lower interest rate than a comparable-maturity fixed-rate Advance that does not have the conversion feature. With a putable Advance, we effectively purchase a put option from the member that allows us to put or extinguish the fixed-rate Advance, which we normally would exercise when interest rates increase. We may hedge these Advances by entering into a cancelable interest-rate exchange agreement.

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

A combination of swaps and options, including futures and forwards, may be used as a portfolio of derivatives linked to a portfolio of mortgage loans. The portfolio of mortgage loans consists of one or more pools of similar assets, as determined by factors such as product type and coupon. As the portfolio of loans changes due to new loans, liquidations and payments, the derivative portfolio is modified accordingly to hedge the interest-rate and prepayment risks effectively. A new hedging relationship is created and such relationship is treated as a fair-value hedge.

Options may also be used to hedge prepayment risk on the mortgages, many of which are not identified to specific mortgages and, therefore, do not receive fair-value hedge accounting treatment. We may also purchase interest-rate caps and floors, swaptions, callable swaps, calls, and puts to minimize the prepayment risk embedded in the mortgage loans. Although these derivatives are valid economic hedges against the prepayment risk of the loans, they are not specifically linked to individual loans and, therefore, do not receive fair-value or cash-flow hedge accounting. These derivatives are marked-to-market through earnings.

Anticipated Streams of Future Cash Flows. We may enter into an option to hedge a specified future variable cash stream as a result of rolling over short-term, fixed-rate financial instruments such as LIBOR Advances and Discount Notes. The option will effectively cap the variable cash stream at a predetermined target rate.

Firm Commitments. Certain mortgage purchase commitments are considered derivatives. We normally hedge these commitments by selling TBA MBS or other derivatives for forward settlement. The mortgage purchase commitment and the TBA used in the firm commitment hedging strategy (economic hedge) are recorded as a Derivative Asset or Derivative Liability at estimated fair value, with changes in fair value recognized in earnings. When the mortgage purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan and amortized accordingly.

Investments. We primarily invest in MBS and ABS, GSE and TLGP debentures, and other U.S. obligations - guaranteed RMBS, which may be classified as HTM, AFS or trading securities. The interest-rate and prepayment risks associated with these investment securities are managed through a combination of debt issuance and derivatives. We may manage the prepayment and interest-rate risks by funding investment securities with Consolidated Obligations that have call features or by hedging the prepayment risk with caps or floors, callable swaps or swaptions. We may manage prepayment and duration risk by funding investment securities with Consolidated Obligations that contain call features. We may also manage the risk and volatility arising from changing market prices of investment securities by matching the cash outflow on the derivatives with the cash inflow on the investment securities. On occasion, we may hold derivatives that are associated with HTM and are designated as economic hedges. AFS that have been hedged may qualify as a fair-value hedge.

Variable Cash Streams. We may use derivatives to hedge the variability of cash flows over a specified period of time as a result of the issuances and maturities of short-term, fixed-rate instruments such as Discount Notes, and designate them as cash-flow hedges. The maturity dates of the cash-flow streams are matched to the maturity dates of the derivatives. If the derivatives are terminated prior to their maturity dates, the amount in AOCI is recognized over the remaining lives of the specified cash streams as unrealized gains or losses on hedging activities.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents the estimated fair value of derivative instruments. For purposes of this disclosure, the derivative values include the estimated fair values of derivatives and the related accrued interest.

	Notional	Fair Value	Fair Value
	Amount of	of Derivative	of Derivative
December 31, 2011	Derivatives	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest-rate swaps	$33,849,773	$74,405	$969,179
Total derivatives designated as hedging instruments	33,849,773	74,405	969,179
Derivatives not designated as hedging instruments:
Interest-rate swaps	764,477	128	616
Interest-rate caps/floors	305,000	2,190	—
Interest-rate futures/forwards	70,300	—	763
Mortgage delivery commitments	68,069	417	—
Total derivatives not designated as hedging instruments	1,207,846	2,735	1,379
Total derivatives before adjustments	$35,057,619	77,140	970,558
Netting adjustments		(76,647)	(76,647)
Cash collateral and related accrued interest		—	(719,338)
Total adjustments (1)		(76,647)	(795,985)
Total derivatives, net		$493	$174,573

December 31, 2010
Derivatives designated as hedging instruments:
Interest-rate swaps	$32,667,683	$197,382	$873,504
Total derivatives designated as hedging instruments	32,667,683	197,382	873,504
Derivatives not designated as hedging instruments:
Interest-rate swaps	497,596	364	1,350
Interest-rate caps/floors	75,000	1,369	—
Interest-rate futures/forwards	126,085	241	542
Mortgage delivery commitments	57,063	275	469
Total derivatives not designated as hedging instruments	755,744	2,249	2,361
Total derivatives before adjustments	$33,423,427	199,631	875,865
Netting adjustments		(193,458)	(193,458)
Cash collateral and related accrued interest		—	(25,377)
Total adjustments (1)		(193,458)	(218,835)
Total derivatives, net		$6,173	$657,030

(1)
Amounts represent the effect of legally enforceable master netting agreements that allow us to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents the components of Net Gains (Losses) on Derivatives and Hedging Activities reported in Other Income (Loss):

	Years Ended December 31,
Net Gains (Losses) by Type	2011	2010	2009
Net gain (loss) related to fair-value hedge ineffectiveness:
Interest-rate swaps	$(8,615)	$9,235	$(5,228)
Interest-rate futures/forwards	(45)	(52)	—
Total net gain (loss) related to fair-value hedge ineffectiveness	(8,660)	9,183	(5,228)
Net gain (loss) for derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	118	(719)	(5,975)
Interest-rate caps/floors	(2,838)	533	—
Interest-rate futures/forwards	(3,959)	(891)	303
Net interest settlements	722	883	12,270
Mortgage delivery commitments	1,259	(1,994)	(2,733)
Total net gain (loss) for derivatives not designated as hedging instruments	(4,698)	(2,188)	3,865
Net Gains (Losses) on Derivatives and Hedging Activities	$(13,358)	$6,995	$(1,363)

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedging relationships, and the effect of those derivatives on Net Interest Income:

	Gain (Loss)	Gain (Loss)	Net Fair-	Effect on
	on	on Hedged	Value Hedge	Net Interest
Year Ended December 31, 2011	Derivative	Item	Ineffectiveness	Income (1)
Advances	$(95,964)	$89,087	$(6,877)	$(302,196)
CO Bonds	(26,442)	25,156	(1,286)	110,757
MPP (2)	(422)	377	(45)	(4,142)
AFS securities	(86,731)	86,279	(452)	(70,491)
Total	$(209,559)	$200,899	$(8,660)	$(266,072)

Year Ended December 31, 2010
Advances	$208,107	$(198,303)	$9,804	$(464,527)
CO Bonds	(35,284)	35,147	(137)	186,008
MPP (2)	(464)	412	(52)	(978)
AFS securities	(79,496)	79,064	(432)	(67,298)
Total	$92,863	$(83,680)	$9,183	$(346,795)

Year Ended December 31, 2009
Advances	$312,551	$(333,468)	$(20,917)	$(556,803)
CO Bonds	(64,841)	83,216	18,375	186,608
MPP (2)	—	—	—	—
AFS securities	138,855	(141,541)	(2,686)	(56,781)
Total	$386,565	$(391,793)	$(5,228)	$(426,976)

(1)	The net interest on derivatives in fair-value hedging relationships is presented in the Interest Income / Interest Expense line item of the respective hedged item.

(2)	The effect of MPP hedges on Net Interest Income includes derivatives and the related hedged items in both fair-value and economic hedging relationships.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Managing Credit Risk on Derivatives. We are subject to credit risk due to potential nonperformance by counterparties to the interest-rate exchange agreements. The degree of counterparty risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in our policies and Finance Agency regulations. Collateral delivery thresholds are established in the collateral agreements that we require for all LIBOR-based derivatives. See Note 20 - Estimated Fair Values for discussion regarding our fair value methodology for derivative assets and liabilities, including an evaluation of the potential for the estimated fair value of these instruments to be affected by counterparty credit risk.

The following table presents our credit risk exposure on derivative instruments, excluding circumstances where a counterparty's pledged collateral to us exceeds our net position. Amounts represent the effect of legally enforceable master netting agreements that allow us to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

Credit Risk Exposure	December 31, 2011	December 31, 2010
Total net exposure at estimated fair value	$493	$6,173
Cash collateral held	—	—
Net positive exposure after cash collateral	493	6,173
Other collateral	—	—
Net exposure after collateral	$493	$6,173

The net exposure at estimated fair value includes accrued interest receivable of $70 and accrued interest payable of $249 at December 31, 2011 and 2010, respectively. Based on credit analyses and collateral requirements, our management does not anticipate any credit losses on our derivative agreements.

We have credit support agreements that contain provisions requiring us to post additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating is lowered by a major credit rating agency, we could be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate estimated fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest on cash collateral) at December 31, 2011 was $893,148 for which we have posted collateral, including accrued interest, of $719,338 in the normal course of business. In addition, we held other derivative instruments in a net liability position of $763 that are not subject to credit support agreements containing credit-risk-related contingent features. If our credit rating had been lowered by a major credit rating agency (from AA+ to AA), we could have been required to deliver up to an additional $29,837 of collateral (at estimated fair value) to our derivative counterparties at December 31, 2011.

We transact most of our derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute Consolidated Obligations. We are not a derivatives dealer and thus do not trade derivatives for short-term profit.

Note 12 - Deposits

We offer demand and overnight deposits to members and qualifying non-members. In addition, we offer short-term interest-bearing deposit programs to members. A member that services mortgage loans may deposit funds collected in connection with the mortgage loans, pending disbursement of such funds to the owners of the mortgage loans. We classify these items as other deposits.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Demand, overnight, and other deposits pay interest based on a daily interest rate. Time deposits pay interest based on a fixed rate determined at the origination of the deposit. The average interest rates paid on average deposits were 0.02%, 0.04% and 0.08% during 2011, 2010, and 2009, respectively.

The following table presents Interest-Bearing and Non-Interest-Bearing Deposits:

Type of Deposits	December 31, 2011	December 31, 2010
Interest-Bearing:
Demand and overnight	$620,680	$559,872
Time	—	15,000
Other	22	22
Total Interest-Bearing	620,702	574,894
Non-Interest-Bearing: (1)
Other	8,764	10,034
Total Non-Interest Bearing	8,764	10,034
Total Deposits	$629,466	$584,928

(1)	Non-Interest-Bearing includes pass-through deposit reserves from members.

Note 13 - Consolidated Obligations

Consolidated Obligations consist of CO Bonds and Discount Notes. The FHLBanks issue Consolidated Obligations through the Office of Finance as our agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, each FHLBank separately tracks and records as a liability its specific portion of Consolidated Obligations for which it is the primary obligor.

The Finance Agency and the United States Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance. CO Bonds are issued primarily to raise intermediate and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Discount Notes are issued primarily to raise short-term funds. These notes sell at less than their face amount and are redeemed at par value when they mature.

Although we are primarily liable for our portion of Consolidated Obligations (i.e., those issued on our behalf), we are also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all Consolidated Obligations of each of the FHLBanks. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any Consolidated Obligation whether or not the Consolidated Obligation represents a primary liability of that FHLBank. Although it has never occurred, to the extent that an FHLBank makes any payment on a Consolidated Obligation on behalf of another FHLBank that is primarily liable for such Consolidated Obligation, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from that non-complying FHLBank for any payments made on its behalf and other associated costs (including interest to be determined by the Finance Agency). If, however, the Finance Agency determines that such non-complying FHLBank is unable to satisfy its repayment obligations, then the Finance Agency may allocate the outstanding liabilities of the non-complying FHLBank among the remaining FHLBanks on a pro-rata basis in proportion to each FHLBank's participation in all Consolidated Obligations outstanding. The Finance Agency reserves the right to allocate the outstanding liabilities for the Consolidated Obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner. The par values of the 12 FHLBanks' outstanding Consolidated Obligations, including Consolidated Obligations held by other FHLBanks, were approximately $691.9 billion and $796.4 billion at December 31, 2011 and 2010, respectively.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Regulations require us to maintain unpledged qualifying assets equal to our participation in the Consolidated Obligations outstanding. Qualifying assets are defined as: (i) cash, (ii) secured Advances; (iii) assets with an assessment or rating at least equivalent to the current assessment or rating of the Consolidated Obligations (rating modifiers are ignored when determining the applicable rating level); (iv) obligations of or fully guaranteed by the United States; (v) obligations, participations, or other instruments of or issued by Fannie Mae or Ginnie Mae; (vi) mortgages, obligations or other securities that are or have ever been sold by Freddie Mac under the Bank Act; and (vii) securities in which fiduciary and trust funds may invest under the laws of the state in which each FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of Consolidated Obligations are treated as if they were free from lien or pledge for purposes of compliance with these regulations.

Discount Notes. Our participation in Discount Notes, all of which are due within one year of issuance, was as follows:

Discount Notes	December 31, 2011	December 31, 2010
Book value	$6,536,109	$8,924,687
Par value	6,536,400	8,926,179
Weighted average effective interest rate	0.07%	0.15%

CO Bonds. The following table presents our participation in CO Bonds outstanding:

	December 31, 2011		December 31, 2010
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$17,071,550	0.54	$15,976,170	0.72
Due after 1 year through 2 years	3,346,675	1.60	2,967,550	2.14
Due after 2 years through 3 years	1,448,150	2.67	2,520,405	2.25
Due after 3 years through 4 years	790,400	2.60	1,586,900	2.81
Due after 4 years through 5 years	796,400	3.15	1,771,350	2.24
Thereafter	6,839,150	3.88	6,957,350	4.08
Total CO Bonds, par value	30,292,325	1.63	31,779,725	1.90
Unamortized bond premiums	41,393		48,504
Unamortized bond discounts	(20,374)		(23,421)
Hedging adjustments	44,866		70,429
Total CO Bonds	$30,358,210		$31,875,237

Consolidated Obligations are issued with either fixed-rate or variable-rate coupon payment terms that use a variety of indices for interest-rate resets, including the LIBOR, Treasury Bills, the prime rate, and others. To meet the expected specific needs of certain investors in CO Bonds, both fixed-rate and variable-rate CO Bonds may contain features that result in complex coupon payment terms and call or put options. When such CO Bonds are issued, we typically enter into derivatives containing offsetting features that effectively convert the terms of the CO Bonds to those of simple variable-rate or fixed-rate CO Bonds.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following tables summarize our participation in CO Bonds outstanding by feature and contractual maturity or next call date:

Feature	December 31, 2011	December 31, 2010
Non-callable	$22,156,325	$23,801,725
Callable	8,136,000	7,978,000
Total CO Bonds, par value	$30,292,325	$31,779,725

Year of Contractual Maturity or Next Call Date	December 31, 2011	December 31, 2010
Due in 1 year or less	$22,188,550	$23,217,170
Due after 1 year through 2 years	3,145,675	2,357,550
Due after 2 years through 3 years	1,137,150	1,737,405
Due after 3 years through 4 years	540,400	946,900
Due after 4 years through 5 years	475,400	469,350
Thereafter	2,805,150	3,051,350
Total CO Bonds, par value	$30,292,325	$31,779,725

These CO Bonds, beyond having fixed-rate or simple variable-rate coupon payment terms, may also have the following broad terms regarding either principal repayment or coupon payment terms:

•	Optional Principal Redemption CO Bonds (callable bonds) that we may redeem in whole or in part, in our discretion, on predetermined call dates according to the terms of the callable bond offerings.

With respect to interest payments, CO Bonds may also have the following terms:

•
Step-up CO Bonds pay interest at increasing fixed rates for specified intervals over the life of the CO Bond. These CO Bonds generally contain provisions enabling us to call them at our option on the step-up dates.

•
Ratchet CO Bonds pay a floating interest rate indexed on a reference range such as LIBOR. Each floating rate is subject to increasing floors, such that subsequent rates may not be lower than the previous rate.

•
Range CO Bonds pay interest based on the number of days a specified index is within/outside of a specified range. The computation of the variable interest rate differs for each CO Bond issue, but the CO Bond generally pays zero interest or a minimal rate if the specified index is outside the specified range.

•	Conversion CO Bonds have coupons that convert from fixed to variable, or from variable to fixed, or from one index to another, on predetermined dates according to the terms of the CO Bond offering.

Interest-Rate Payment Terms. The following table details CO Bonds by interest-rate payment term:

Interest-Rate Payment Terms	December 31, 2011	December 31, 2010
Fixed-rate	$29,812,325	$30,714,725
Step-up	145,000	785,000
Variable-rate	175,000	175,000
Ratchet	125,000	—
Range	—	35,000
Conversion	35,000	70,000
Total CO Bonds, par value	$30,292,325	$31,779,725

CO Bonds Denominated in Foreign Currencies. CO Bonds issued can be denominated in foreign currencies. Concurrent with these issuances, we exchange the interest and principal payment obligations related to the issues for equivalent amounts denominated in United States dollars. There were no CO Bonds denominated in foreign currencies outstanding at December 31, 2011 or 2010.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Concessions on Consolidated Obligations. Unamortized concessions, included in Other Assets, were $9,552 and $12,454 at December 31, 2011 and 2010, respectively, and the amortization of such concessions, which is included in CO Bonds Interest Expense, totaled $14,231, $16,830, and $19,411 in 2011, 2010, and 2009, respectively.

Note 14 - Affordable Housing Program

The Bank Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and below-market interest rate Advances to members that use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of the aggregate of $100 million or 10% of net earnings, after any assessment for REFCORP. For purposes of the AHP calculation, net earnings is defined as Income Before Assessments, plus Interest Expense related to MRCS, less any assessment for REFCORP. The requirement to add back interest expense related to MRCS is based on an Advisory Bulletin issued by the Finance Agency. Prior to satisfaction by the FHLBanks of the REFCORP obligation, the AHP and REFCORP assessments were calculated simultaneously because of their interdependence on each other. Calculation of the REFCORP assessment is discussed in Note 15 - Resolution Funding Corporation.

We had outstanding principal in AHP-related Advances of $125 and $2,364 at December 31, 2011 and 2010, respectively.

The following table summarizes the activity in our AHP funding obligation:

	2011	2010
Balance at beginning of year	$35,648	$37,329
Annual assessment (expense)	13,825	13,856
Subsidy usage, net (1)	(16,628)	(15,537)
Balance at end of year	$32,845	$35,648

(1)	Subsidies disbursed are reported net of returns of previously disbursed subsidies.

Note 15 - Resolution Funding Corporation

REFCORP is a corporation established by Congress in 1989 to assist in the recapitalization of the FDIC deposit insurance fund, and to provide funding for the resolution and disposition of insolvent savings institutions. We were required to make quarterly payments to REFCORP that represented a portion of the interest on bonds that were issued by REFCORP. On August 5, 2011 the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation with their payments made on July 15, 2011, which were accrued as applicable in our respective June 30, 2011 financial statements.

Prior to the satisfaction of our REFCORP obligation, we were required to make payments to REFCORP (20% of annual GAAP net income before REFCORP assessments and after payment of AHP assessments) until the total amount of payments actually made was equivalent to a $300 million annual annuity whose final maturity date was April 15, 2030. The Finance Agency shortened the period during which the FHLBanks made payments to REFCORP based on actual payments made relative to the referenced annuity. See Note 14 - Affordable Housing Program for further discussion of AHP.

Note 16 - Capital

We are a cooperative whose member financial institutions own nearly all of our capital stock. Former members (including certain non-members that own our capital stock as a result of merger or acquisition of an FHLBank member) own the remaining capital stock to support business transactions still carried on our Statement of Condition. Member shares cannot be purchased or sold except between us and our members at the par value of one hundred dollars per share, as mandated by our capital plan.

The GLB Act required each FHLBank to adopt a capital plan and convert to a new capital structure. Our capital plan divides our Class B stock into two sub-series: Class B-1 and Class B-2. The difference between the two sub-series is that Class B-2 is required stock that awaits redemption and pays a lower dividend. The Class B-2 stock dividend is presently calculated at 80% of the amount of the Class B-1 dividend and can only be changed by amendment of our capital plan by our board of directors with approval of the Finance Agency.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Our board of directors may declare and pay dividends in either cash or capital stock or a combination thereof, as long as we are in compliance with Finance Agency rules. Dividends may, but are not required to, be paid on our Class B Stock. The amount of the dividend to be paid is based on the average number of shares of each type held by the member during the dividend payment period.

The GLB Act made membership voluntary for all members. Members can redeem Class B stock by giving five years' written notice, subject to certain restrictions. Any member that withdraws from membership may not be readmitted as a member for a period of five years from the divestiture date for all capital stock that is held as a condition of membership, as that requirement is set out in our capital plan, unless the member has canceled or revoked its notice of withdrawal prior to the end of the five-year redemption period. This restriction does not apply if the member is transferring its membership from one FHLBank to another on an uninterrupted basis.

A member may cancel or revoke its written notice of redemption or its notice of withdrawal from membership prior to the five-year redemption period. However, our capital plan provides that we will charge a cancellation fee to a member that cancels or revokes its withdrawal notice. Our board of directors may change the cancellation fee with at least 15 days prior written notice to members.

Capital Requirements. We are subject to three capital requirements under our capital plan and the Finance Agency rules and regulations:

i.
Risk-based capital. We must maintain at all times permanent capital, defined as Class B stock (including MRCS) and retained earnings, in an amount at least equal to the sum of our credit risk, market risk, and operations risk capital requirements, all of which are calculated in accordance with the rules and regulations of the Finance Agency. The Finance Agency may require us to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined. MRCS is considered capital for determining our compliance with this regulatory requirement.

ii.
Total regulatory capital. We are required to maintain at all times a total capital-to-assets ratio of at least 4%. Total regulatory capital is the sum of permanent capital, any general loss allowance, if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the Finance Agency as available to absorb losses.

iii.
Leverage capital. We are required to maintain at all times a leverage capital-to-assets ratio of at least 5%. Leverage capital is defined as the sum of (i) permanent capital weighted 1.5 times and (ii) all other capital without a weighting factor.

As presented in the following table, we were in compliance with the Finance Agency's capital requirements at December 31, 2011 and 2010. For regulatory purposes, AOCI is not considered capital; MRCS, however, is considered capital.

	December 31, 2011		December 31, 2010
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$624,220	$2,514,614	$927,965	$2,695,980
Regulatory permanent capital-to-asset ratio	4.00%	6.23%	4.00%	6.00%
Regulatory permanent capital	$1,615,020	$2,514,614	$1,797,195	$2,695,980
Leverage ratio	5.00%	9.34%	5.00%	9.00%
Leverage capital	$2,018,774	$3,771,921	$2,246,494	$4,043,970

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Restricted Retained Earnings. The FHLBanks entered into a JCE Agreement, which requires us to allocate 20% of our net income to a separate restricted retained earnings account, beginning in the third quarter of 2011. The purpose of the JCE Agreement is to enhance the capital position of each FHLBank. The intent of the JCE Agreement is to allocate that portion of each FHLBank's earnings historically paid to satisfy its REFCORP obligation to a separate retained earnings account at that FHLBank.

The JCE Agreement provides that we will allocate 20% of our net income each quarter to a restricted retained earnings account until the balance of that account equals at least 1% of the average balance of outstanding Consolidated Obligations for the previous quarter. These restricted retained earnings are not available to pay dividends except to the extent the restricted retained earnings balance exceeds 1.5% of our average balance of outstanding Consolidated Obligations for the previous quarter.

We amended our capital plan to implement the provisions of the JCE Agreement, and the Finance Agency approved the capital plan amendment on August 5, 2011. In accordance with the JCE Agreement, starting in the third quarter of 2011, we allocate 20% of our net income to a separate restricted retained earnings account.

Mandatorily Redeemable Capital Stock. At December 31, 2011 and 2010, we had $453,885 and $658,363, respectively, in capital stock subject to mandatory redemption, which were classified as a liability in the Statements of Condition.

The following table presents the activity in MRCS:

Activity	2011	2010	2009
Balance at beginning of year	$658,363	$755,660	$539,111
Additions due to change in membership status	14,122	31,875	220,389
Reductions due to change in membership status	—	(2,150)	—
Redemptions/repurchases during the year	(218,611)	(127,065)	(4,160)
Accrued dividends	11	43	320
Balance at end of year	$453,885	$658,363	$755,660

There were 27, 31, and 29 former members holding MRCS at December 31, 2011, 2010, and 2009, respectively, which includes nine, eight, and five institutions, respectively, acquired by the FDIC in its capacity as receiver.

The following table presents the amount of MRCS by contractual year of redemption. The year of redemption in the table is the later of the end of the five-year redemption period, or the maturity date of the activity to which the stock is related, if the stock represents the activity-based stock purchase requirement of a non-member (a former member that withdrew from membership, merged into a non-member or was otherwise acquired by a non-member). Consistent with the current capital plan, we are not required to redeem activity-based stock until the later of the expiration of the notice of redemption or until the activity to which the capital stock relates no longer remains outstanding. If activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding, we may redeem the excess stock at management's discretion, subject to the statutory and regulatory restrictions on capital stock redemption.

Contractual Year of Redemption	December 31, 2011	December 31, 2010
Year 1 (1)	$6,683	$114,802
Year 2	268,511	9,450
Year 3	144,644	326,194
Year 4	20,511	181,780
Year 5	13,536	26,137
Total MRCS	$453,885	$658,363

(1)
Balance at December 31, 2010 includes $500 of MRCS that had reached the end of the five-year redemption period but for which credit products remain outstanding. Accordingly, these shares of stock were not redeemed until the credit products were no longer outstanding.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents distributions on MRCS:

	Years Ended December 31,
Distributions	2011	2010	2009
Recorded as Interest Expense	$14,483	$13,743	$13,263
Recorded as distributions from Retained Earnings	11	43	320
Total	$14,494	$13,786	$13,583

The distributions from Retained Earnings represent dividends paid to former members for the portion of the previous quarterly period that they were members. The amounts charged to Interest Expense represent distributions to former members for the portion of the period they were not members.

Excess Capital Stock. Excess capital stock is defined as the amount of stock held by a member or former member in excess of that institution's minimum stock requirement. Finance Agency rules limit the ability of an FHLBank to create member excess stock under certain circumstances, including if excess stock exceeds 1% of Total Assets or if the issuance of excess stock would cause excess stock to exceed 1% of Total Assets. Our excess stock totaled $0.9 billion at December 31, 2011, which equaled 2% of our Total Assets. Therefore, we are currently not permitted to issue new excess stock to members or distribute stock dividends.

Stock Redemption Requests. At December 31, 2011 and 2010, certain members had requested redemptions of excess capital stock that has not been reclassified to MRCS because the requesting member may revoke its request, without substantial penalty, throughout the five-year waiting period, based on our capital plan. Therefore, these requests are not considered substantive in nature. However, we consider redemption requests related to merger or acquisition, charter termination, or involuntary termination from membership to be substantive when made and, therefore, the related stock is considered mandatorily redeemable and reclassified to liabilities.

The following table details the amount of Class B-1 and B-2 capital stock not considered MRCS that is subject to a redemption request by year of redemption:

Year of Redemption	December 31, 2011	December 31, 2010
Year 1	$2,289	$29,669
Year 2	—	2,750
Year 3	97,859	—
Year 4	2,699	98,194
Year 5	1,253	2,699
Total	$104,100	$133,312

The number of members with redemption requests was nine and eleven at December 31, 2011 and 2010, respectively.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 17 - Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in AOCI for the years ended December 31, 2011, 2010, and 2009:

	Unrealized Gains (Losses) on AFS Securities	Non-Credit OTTI on AFS Securities	Non-Credit OTTI on HTM Securities	Pension Benefits	Total AOCI
Balance, December 31, 2008	$(66,766)	$—	$—	$(4,632)	$(71,398)

Net change in unrealized gains (losses) on AFS securities	68,906				68,906

Non-credit portion of OTTI losses		—	(374,580)		(374,580)
Reclassification of non-credit losses to Other Income (Loss)		—	22,140		22,140
Accretion of non-credit portion of OTTI losses		—	28,399		28,399
Net change in non-credit OTTI	—	—	(324,041)	—	(324,041)

Net change in pension benefits				(2,069)	(2,069)

Other Comprehensive Income (Loss)	68,906	—	(324,041)	(2,069)	(257,204)

Balance, December 31, 2009	$2,140	$—	$(324,041)	$(6,701)	$(328,602)

Net change in unrealized gains (losses) on AFS securities	(6,755)				(6,755)

Non-credit portion of OTTI losses		—	(22,458)		(22,458)
Reclassification of net realized (gains) to Other Income (Loss)		(2,396)	—		(2,396)
Reclassification of non-credit losses to Other Income (Loss)		—	68,364		68,364
Transfer of non-credit losses to AFS securities (from HTM securities)		(216,259)	216,259		—
Accretion of non-credit portion of OTTI losses		—	54,820		54,820
Net change in fair value of OTTI securities (1)		142,830	—		142,830
Subsequent unrealized gains (losses) in fair value (2)		7,019	—		7,019
Net change in non-credit OTTI	—	(68,806)	316,985	—	248,179

Net change in pension benefits				(3,068)	(3,068)

Other Comprehensive Income (Loss)	(6,755)	(68,806)	316,985	(3,068)	238,356

Balance, December 31, 2010	$(4,615)	$(68,806)	$(7,056)	$(9,769)	$(90,246)

Net change in unrealized gains (losses) on AFS securities	19,695				19,695

Non-credit portion of OTTI losses		(3,775)	(392)		(4,167)
Reclassification of net realized (gains) to Other Income (Loss)		(4,244)	—		(4,244)
Reclassification of non-credit losses to Other Income (Loss)		25,277	251		25,528
Transfer of non-credit losses to AFS securities (from HTM securities)		(4,312)	4,312		—
Accretion of non-credit portion of OTTI losses		—	2,493		2,493
Net change in fair value of OTTI securities (3)		(60,504)	—		(60,504)
Subsequent unrealized gains (losses) in fair value (2)		(2,910)	—		(2,910)
Net change in non-credit OTTI	—	(50,468)	6,664	—	(43,804)

Net change in pension benefits				814	814

Other Comprehensive Income (Loss)	19,695	(50,468)	6,664	814	(23,295)

Balance, December 31, 2011	$15,080	$(119,274)	$(392)	$(8,955)	$(113,541)

(1)	Includes fair value adjustment on securities transferred from HTM to AFS of $138,814, and reversal of amounts in OCI for securities that have been sold of $4,016.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

(2)	Includes subsequent changes in fair value in excess of non-credit losses.

(3)
Includes subsequent changes in fair value not in excess of non-credit losses of $(66,623), fair value adjustment on securities transferred from HTM to AFS of $3,421, and reversal of amounts in OCI for securities that have been sold of $2,698.

Note 18 - Employee Retirement and Deferred Compensation Plans

Qualified Defined Benefit Multiemployer Plan. We participate in the DB Plan, a tax-qualified, defined-benefit pension plan. The DB Plan is treated as a multiemployer plan for accounting purposes but operates as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. As a result, certain multiemployer plan disclosures, including the certified zone status, are not applicable to the DB Plan. Under the DB Plan, contributions made by a participating employer may be used to provide benefits to employees of other participating employers because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits to employees of that employer only. Also, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately.

The DB Plan covers substantially all officers and employees that meet certain eligibility requirements, including being hired before February 1, 2010. The DB Plan operates on a fiscal year from July 1 to June 30. The DB Plan files one Form 5500 on behalf of all employers who participate in the plan. The Employer Identification Number is 13-5645888 and the three digit plan number is 333. There are no collective bargaining agreements in place.

The DB Plan's annual valuation process includes calculating the plan's funded status and separately calculating the funded status of each participating employer. The funded status is defined as the market value of assets divided by the funding target (100% of the present value of all benefit liabilities accrued at that date). As permitted by the Employee Retirement Income Security Act of 1974, the DB Plan accepts contributions for the prior plan year up to eight and a half months after the asset valuation date. As a result, the market value of assets at the valuation date (July 1) will increase by any subsequent contributions designated for the immediately preceding plan year ended June 30.

The most recent Form 5500 available for the DB Plan is for the year ended June 30, 2010. Our contributions for the plan years ended June 30, 2010 and 2009 were not more than 5% of the total contributions to the DB Plan.

DB Plan Net Pension Cost and Funded Status	2011		2010		2009
Net pension cost charged to Other Operating Expense for the year ended December 31	$6,933		$9,531		$9,562
DB Plan funded status as July 1	90%	(a)	86%	(b)	94%
Our funded status as of July 1	93%		90%		90%

(a)
The DB Plan's funded status as of July 1, 2011 is preliminary and may increase because the plan's participants were permitted to make contributions through March 15, 2012 for the plan year ended June 30, 2011. Contributions made on or before March 15, 2012, and designated for the plan year ended June 30, 2011 will be included in the final valuation as of July 1, 2011. The final funded status as of July 1, 2011 will not be available until the Form 5500 for the plan year July 1, 2011 through June 30, 2012 is filed (no later than April 2013).

(b)
The DB Plan's funded status as of July 1, 2010 is preliminary and may increase because the plan's participants were permitted to make contributions through March 15, 2011 for the plan year ended June 30, 2010. Contributions made on or before March 15, 2011, and designated for the plan year ended June 30, 2010 will be included in the final valuation as of July 1, 2010. The final funded status as of July 1, 2010 will not be available until the Form 5500 for the plan year July 1, 2010 through June 30, 2011 is filed (no later than April 2012).

Qualified Defined Contribution Plans. We participate in the DC Plan, a tax-qualified, defined contribution plan. The DC Plan covers substantially all officers and employees. Our contribution is equal to a percentage of voluntary employee contributions, subject to certain limitations. We contributed $989, $734, and $652 in the years ended December 31, 2011, 2010, and 2009, respectively.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Nonqualified Supplemental Defined Benefit Retirement Plan. We participate in the SERP, a single-employer, non-qualified, unfunded supplemental executive retirement plan covering certain officers. This plan restores all or a portion of defined benefits to participating employees who have had their qualified defined benefits limited by Internal Revenue Service regulations.

Our SERP obligation was as follows:

Change in benefit obligation	2011	2010
Projected benefit obligation at beginning of year	$15,791	$11,902
Service cost	507	537
Interest cost	689	847
Settlements and curtailments	—	—
Actuarial loss	39	4,165
Benefits paid	(1,660)	(1,660)
Projected benefit obligation at end of year	$15,366	$15,791

The measurement date used to determine the current year's benefit obligation was December 31, 2011. Key assumptions used for the actuarial calculations to determine the benefit obligation for our SERP were as follows:

	December 31, 2011	December 31, 2010
Discount rate	4.30%	5.50%
Compensation increases	5.50%	5.50%

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

As shown in the table below, there are no plan assets for the SERP. The unfunded status is reported in Other Liabilities in the Statements of Condition as follows:

	December 31, 2011	December 31, 2010
Projected benefit obligation at end of year	$15,366	$15,791
Plan assets	—	—
Unfunded status	$15,366	$15,791

Although there are no plan assets, a grantor trust has been established to fund the SERP. The assets in the grantor trust, included as a component of Other Assets in the Statements of Condition, at December 31, 2011 and 2010 were carried at estimated fair values of $13,016 and $12,893, respectively.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Components of the net periodic benefit cost and other amounts recognized in OCI for our SERP were:

	Years Ended December 31,
	2011	2010	2009
Net Periodic Benefit Cost:
Service cost	$507	$537	$329
Interest cost	689	847	687
Amortization of prior service benefit	(11)	(11)	(11)
Amortization of net actuarial loss (gain)	864	1,108	586
Net periodic benefit cost	2,049	2,481	1,591
Settlement loss	—	—	1,494
Unrealized loss (gain) on assets in grantor trust (1)	—	—	(1,535)
Total Expense recorded in Compensation and Benefits	2,049	2,481	1,550

Amounts Recognized in OCI:
Actuarial loss (gain)	39	4,165	2,644
Amortization of net actuarial loss (gain)	(864)	(1,108)	(586)
Amortization of prior service benefit	11	11	11
Net (increase) decrease in OCI	(814)	3,068	2,069

Total recognized in Compensation and Benefits and in OCI	$1,235	$5,549	$3,619

(1)
Beginning in 2010, unrealized gains (losses) on assets in the grantor trust are reported as Interest Income on the Statement of Income instead of in Compensation and Benefits. For the years ended December 31, 2011 and 2010, the equivalent amounts were gains of $123 and $1,082, respectively.

Key assumptions used for the actuarial calculations to determine net periodic benefit cost for the SERP were:

	Years Ended December 31,
	2011	2010	2009
Discount rate	5.50%	5.75%	6.00%
Compensation increases	5.50%	5.50%	5.50%

Pension benefits reported in AOCI relate to the SERP and consist of:

	December 31, 2011	December 31, 2010
Prior service benefit	$45	$56
Net actuarial loss	(9,000)	(9,825)
Net pension benefits reported in AOCI	$(8,955)	$(9,769)

The accumulated benefit obligation for the SERP was $12,004 and $11,120 as of December 31, 2011 and 2010, respectively.

The estimated prior service benefit and net actuarial loss that will be amortized from AOCI into net periodic benefit cost during the year ending December 31, 2012 are:

Year Ending December 31, 2012
Prior service benefit	$(11)
Net actuarial loss (gain)	1,244
Net amount to be amortized	$1,233

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The net periodic benefit cost for the SERP for the year ending December 31, 2012 is expected to be approximately $2,529.
Since the SERP is a non-qualified unfunded plan, no contributions are required to be made in 2012 or thereafter. The payments of benefits as listed below may be made from the related grantor trust or from our general assets, and we may elect to make contributions to the grantor trust in order to maintain a desired funding level. Estimated future benefit payments are:

For the Year Ending December 31,	Payments
2012	$522
2013	600
2014	441
2015	526
2016	609
2017-2021	3,860

Note 19 - Segment Information

We have identified two primary operating segments:

•
Traditional, which includes credit services (such as Advances, letters of credit, and lines of credit), investments (including Federal Funds Sold, Securities Purchased Under Agreements to Resell, AFS securities, and HTM securities), correspondent services, and deposits; and

•	MPP, which consists of mortgage loans initially purchased from our members.

Traditional includes interest income on Advances, investments and the borrowing costs related to those assets, net interest settlements related to interest rate exchange agreements, and premium and discount amortization on products other than the MPP. Traditional also includes the costs related to holding deposit products for members and other miscellaneous borrowings as well as all other miscellaneous income and expense not associated with the MPP. MPP income is derived primarily from the difference, or spread, between the interest income earned on mortgage loans, including the premium and discount amortization, and the borrowing cost related to those loans.

We measure the performance of each segment based upon the net interest spread of the underlying portfolio(s). For this reason, we have presented each segment on a net interest income basis. Direct other income and expense items have been allocated to each segment based upon actual results. The MPP segment includes the direct earnings impact of derivatives and hedging activities as well as direct salary and other expenses (including an allocation for indirect overhead) associated with operating the MPP, and volume-driven costs associated with master servicing and quality control fees. Direct other income/expense related to Traditional includes the direct earnings impact of derivatives and hedging activities related to Advances and investment products as well as all other income and expense not associated with the MPP. The assessments related to AHP and REFCORP have been allocated to each segment based upon each segment's proportionate share of Income Before Assessments.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents our financial performance by operating segment:

Years Ended
December 31, 2011	Traditional	MPP	Total
Net Interest Income	$140,174	$91,214	$231,388
Provision for Credit Losses	—	4,900	4,900
Other Income (Loss)	(30,306)	(2,745)	(33,051)
Other Expenses	56,318	2,320	58,638
Income Before Assessments	53,550	81,249	134,799
Total Assessments	9,156	15,576	24,732
Net Income	$44,394	$65,673	$110,067

December 31, 2010
Net Interest Income	$172,874	$94,004	$266,878
Provision for Credit Losses	—	500	500
Other Income (Loss)	(55,829)	(2,936)	(58,765)
Other Expenses	52,508	2,546	55,054
Income Before Assessments	64,537	88,022	152,559
Total Assessments	18,244	23,353	41,597
Net Income	$46,293	$64,669	$110,962

December 31, 2009
Net Interest Income	$165,986	$106,792	$272,778
Provision for Credit Losses	—	—	—
Other Income (Loss)	(55,731)	(2,430)	(58,161)
Other Expenses	46,584	2,575	49,159
Income Before Assessments	63,671	101,787	165,458
Total Assessments	17,975	27,005	44,980
Net Income	$45,696	$74,782	$120,478

The following table presents asset balances by segment:

By Date	Traditional	MPP	Total
December 31, 2011	$34,420,348	$5,955,142	$40,375,490
December 31, 2010	38,227,297	6,702,576	44,929,873
December 31, 2009	39,327,171	7,271,895	46,599,066

Note 20 - Estimated Fair Values

The estimated fair value amounts, recorded on the Statement of Condition and presented in the note disclosures, have been determined by using available market information and our best judgment of appropriate valuation methods. These estimates are based on pertinent information available to us at December 31, 2011 and 2010. Although we use our best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these estimated fair values may not be indicative of the amounts that would have been realized in market transactions at the reporting dates.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents the carrying value and estimated fair value of financial assets and liabilities. The estimated fair values do not represent an estimate of our overall market value as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities among other considerations:

	December 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
Financial Instruments	Value	Fair Value	Value	Fair Value
Assets:
Cash and Due from Banks	$512,682	$512,682	$11,676	$11,676
Interest-Bearing Deposits	15	15	3	3
Securities Purchased Under Agreements to Resell	—	—	750,000	750,000
Federal Funds Sold	3,422,000	3,422,019	7,325,000	7,325,100
AFS securities	2,949,446	2,949,446	3,237,916	3,237,916
HTM securities	8,832,178	8,972,081	8,471,827	8,513,391
Advances	18,567,702	18,787,663	18,275,364	18,354,184
Mortgage Loans Held for Portfolio, net	5,955,142	6,378,449	6,702,576	7,017,784
Accrued Interest Receivable	87,314	87,314	98,924	98,924
Derivative Assets	493	493	6,173	6,173
Grantor trust assets (included in Other Assets)	13,016	13,016	12,893	12,893

Liabilities:
Deposits	629,466	629,466	584,928	584,928
Consolidated Obligations:
Discount Notes	6,536,109	6,536,249	8,924,687	8,924,782
CO Bonds	30,358,210	31,083,104	31,875,237	32,147,040
Accrued Interest Payable	102,060	102,060	133,862	133,862
Derivative Liabilities	174,573	174,573	657,030	657,030
MRCS	453,885	453,885	658,363	658,363

Fair Value Hierarchy. We record AFS securities, Derivative Assets, grantor trust assets (publicly-traded mutual funds), and Derivative Liabilities at estimated fair value. The fair value hierarchy requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring estimated fair value. The inputs are evaluated, and an overall level for the estimated fair value measurement is determined. This overall level is an indication of market observability of the estimated fair value measurement for the asset or liability.

The fair value hierarchy prioritizes the inputs used to measure fair value into three broad levels:

Level 1 Inputs. Quoted prices for identical assets or liabilities in an active market that the reporting entity can access on the measurement date.

Level 2 Inputs. Inputs other than quoted prices within Level 1 that are observable inputs for the asset or liability, either directly or indirectly. If the asset or liability has a specified or contractual term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include the following: (i) quoted prices for similar assets or liabilities in active markets; (ii) quoted prices for identical or similar assets or liabilities in markets that are not active or in which little information is released publicly; (iii) inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves that are observable at commonly quoted intervals, volatilities and prepayment speeds); and (iv) inputs that are derived principally from or corroborated by observable market data (e.g., implied spreads).

Level 3 Inputs. Unobservable inputs for the asset or liability that are supported by little or no market activity and that are significant to the estimated fair value measurement of such asset or liability.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

For instruments carried at estimated fair value, we review the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. Such reclassifications are reported as transfers in/out at estimated fair value as of the beginning of the quarter in which the changes occur. There were no such transfers during the years ended December 31, 2011 and 2010.

Valuation Techniques and Significant Inputs.

Cash and Due from Banks. The estimated fair value equals the carrying value.

Interest-Bearing Deposits. The estimated fair value equals the carrying value.

Securities Purchased Under Agreements to Resell. The estimated fair value is determined by calculating the present value of the future cash flows for instruments with more than three months to maturity. The discount rates used in these calculations are the rates for securities with similar terms. For Securities Purchased Under Agreements to Resell with variable rates and fixed rates with three months or less to maturity or repricing, the estimated fair value equals the carrying value.

Federal Funds Sold. The estimated fair value of overnight Federal Funds Sold approximates the carrying value. The estimated fair value of term Federal Funds Sold is determined by calculating the present value of the expected future cash flows for instruments with more than three months to maturity. The discount rates used in these calculations are the rates for Federal funds with similar terms.

Investment securities - non-MBS. The estimated fair value is determined using market-observable price quotes from third-party pricing services, such as the Composite Bloomberg Bond Trade screen, thus falling under the market approach. These price quotes are indicative of executable prices for identical assets.

Investment securities - MBS. The estimated fair value incorporates prices from up to four designated third-party pricing vendors, when available. These pricing vendors use various proprietary models to price MBS. The inputs to those models are derived from various sources including, but not limited to, benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers, and other market-related data. Since many private-label MBS do not trade on a daily basis, the pricing vendors use available information, as applicable, such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all MBS valuations, which facilitates resolution of potentially erroneous prices identified by us.

We conduct reviews of the four pricing vendors to confirm and further augment our understanding of the vendors' pricing processes, methodologies and control procedures for agency and private-label MBS.

Prior to December 31, 2011, we established a price for each MBS using a formula that was based upon the number of prices received. If four prices were received, the average of the middle two prices was used; if three prices were received, the middle price was used; if two prices were received, the average of the two prices was used; and if one price was received, it was used subject to some type of validation. The computed prices were tested for reasonableness using specified tolerance thresholds. Computed prices within these established thresholds were generally accepted unless strong evidence suggested that using the formula-driven price would not be appropriate. Preliminary estimated fair values that were outside the tolerance thresholds, or that management believed might not be appropriate based on all available information (including those limited instances in which only one price was received), were subject to further analysis including, but not limited to, comparison to the prices for similar securities and/or to non-binding dealer estimates.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Effective December 31, 2011 we refined our method for estimating the fair values of MBS, consistent with the methodology changes approved by the FHLBank System MBS Pricing Governance Committee as of this date. Our revised valuation technique first requires the establishment of a "median" price for each security using the same formula-driven price described above. All prices that are within a specified tolerance threshold of the median price are included in the "cluster" of prices that are averaged to compute a "default" price. Prices that are outside the threshold ("outliers") are subject to further analysis (including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates) to determine if an outlier is a better estimate of fair value. If an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price as appropriate) is used as the final price rather than the default price. If, on the other hand, the analysis confirms that an outlier (or outliers) is (are) in fact not representative of estimated fair value and the default price is the best estimate, then the default price is used as the final price. In all cases, the final price is used to determine the estimated fair value of the security. If all prices received for a security are outside the tolerance threshold level of the median price, then there is no default price, and the final price is determined by an evaluation of all outlier prices as described above.

As an additional step, we reviewed the final fair value estimates of our private-label RMBS holdings as of December 31, 2011 for reasonableness using an implied yield test. We calculated an implied yield for each of our private-label RMBS using the estimated fair value derived from the process described above and the security's projected cash flows from our OTTI process and compared such implied yield to the market yield for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. Significant variances were evaluated in conjunction with the other available pricing information to determine whether an adjustment to the fair value estimate was appropriate.

For all of our MBS holdings the final price was determined using the valuation technique described above. The revision to the valuation technique did not have a significant impact on the estimated fair values of our MBS holdings as of December 31, 2011. Based on our reviews of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, our additional analyses), we believe our final estimated prices result in reasonable estimates of fair value and, further, that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the current lack of significant market activity for private-label RMBS and home equity loan ABS, the recurring and non-recurring estimated fair value measurements for those securities were classified as Level 3 of the fair value hierarchy as of December 31, 2011 and 2010.

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

Mortgage Loans Held for Portfolio. The estimated fair value of mortgage loans is determined based on quoted market prices for similar mortgage loans, if available, or modeled prices. The modeled prices start with prices for new MBS issued by United States GSEs or similar new mortgage loans, adjusted for underlying assumptions or characteristics. Prices are then interpolated for differences in coupon between our mortgage loans and the referenced MBS or mortgage loans. The prices of the referenced MBS and the mortgage loans are highly dependent upon the underlying prepayment and other assumptions. Changes in the prepayment assumptions often have a material effect on the fair value estimates.

Accrued interest receivable and payable. The estimated fair value equals the carrying value.

Derivative assets/liabilities. We base the estimated fair values of derivatives with similar terms on available market prices when available. However, active markets do not exist for many of our derivatives. Consequently, estimated fair values for these instruments are generally estimated using standard valuation techniques such as discounted cash-flow analysis and comparisons to similar instruments. Estimates developed using these methods are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, volatility of interest rates, and the selection of discount rates that appropriately reflect market and credit risks. The use of different assumptions could have a material effect on the fair value estimates. Because these estimates are made at a specific point in time, they are susceptible to material near-term changes.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

We are subject to credit risk in derivatives transactions due to the potential nonperformance of our derivatives counterparties, which are generally highly-rated institutions. To mitigate this risk, we have entered into master netting agreements for interest-rate exchange agreements with our derivative counterparties. In addition, we have entered into bilateral security agreements with all of our active derivatives counterparties that provide for the delivery of collateral at specified levels tied to those counterparties' credit ratings to limit our net unsecured credit exposure to those counterparties. We have evaluated the potential for the estimated fair value of the instruments to be affected by counterparty and our own credit risk and have determined that no adjustments were significant to the overall estimated fair value measurements.

The estimated fair values of our derivative assets and liabilities include accrued interest receivable/payable and cash collateral remitted to/received from counterparties. The estimated fair values of the accrued interest receivable/payable and cash collateral equal their carrying values due to their short-term nature. The estimated fair values are determined based on how a market participant would price the net risk exposure. Pursuant to the provisions of each of our master netting agreements, we net the estimated fair values of derivatives by counterparty. If these netted amounts are positive, they are classified as an asset and, if negative, they are classified as a liability.

A discounted cash flow analysis utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs by class of derivative are as follows:

Interest-rate related:

•	LIBOR Swap Curve

•	Volatility assumption - market-based expectations of future interest rate volatility implied from current market prices for similar options

•
Other - in limited instances, fair value estimates for interest-rate related derivatives are obtained from dealers and are corroborated by using a pricing model and observable market data (e.g., the LIBOR Swap Curve)

TBAs:

•	TBA securities prices - market-based prices of TBAs are determined by coupon class and expected term until settlement

Mortgage delivery commitments:

•	TBA securities prices - prices are then adjusted for differences in coupon, average loan rate and seasoning

Grantor Trust Assets. Grantor trust assets, included as a component of Other Assets, are carried at estimated fair value based on quoted market prices as of the last business day of the reporting period.

Deposits. All deposits at December 31, 2011 and 2010 were variable-rate deposits. For such deposits, estimated fair value approximates carrying value.

Consolidated Obligations. We determine the estimated fair value of Consolidated Obligations based on our valuation models and available market information. Our internal valuation models determine estimated fair values of Consolidated Obligations without embedded options using market-based yield curve inputs obtained from the Office of Finance. For estimated fair values of Consolidated Obligations with embedded options, the internal valuation models use market-based inputs from the Office of Finance and derivative dealers. The fair value is then estimated by calculating the present value of the expected cash flows using discount rates that are based on replacement funding rates for liabilities with similar terms.

Mandatorily Redeemable Capital Stock. The estimated fair value of capital stock subject to mandatory redemption is generally equal to its par value. In the ordinary course of business, our stock can only be acquired and redeemed at par value. It is not traded and no market mechanism exists for the exchange of our stock outside the cooperative structure. Estimated fair value also includes an estimated dividend earned at the time of reclassification from capital to liabilities, until such amount is paid, and any subsequently declared stock dividend.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Commitments. The estimated fair value of our letters of credit was immaterial at December 31, 2011 and 2010. We had no commitments to extend credit for standby bond purchase agreements at December 31, 2011 and 2010. The estimated fair value of commitments to extend credit for Advances follows the same valuation process as other Advances and is reported when a pre-determined rate is established before settlement date.

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

Third-Party Pricing Services. As part of the valuation techniques to determine estimated fair value for investments, including MBS and non-MBS, we utilize third-party pricing services. When the third-party pricing services are used in the determination of the estimated fair values, we perform certain procedures, as considered necessary, in order to gain reasonable assurance of the validity of third-party prices.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Estimated Fair Value on a Recurring Basis. The following tables present the estimated fair value of financial assets and liabilities by level within the fair value hierarchy, which are recorded on a recurring basis on our Statement of Condition:

					Netting
December 31, 2011	Total	Level 1	Level 2	Level 3	Adjustment (1)
AFS securities:
GSE debentures	$2,025,695	$—	$2,025,695	$—	$—
TLGP debentures	322,442	—	322,442	—	—
Private-label RMBS	601,309	—	—	601,309	—
Total AFS securities	2,949,446	—	2,348,137	601,309	—
Derivative Assets:
Interest-rate related	76	—	76,723	—	(76,647)
Interest-rate futures/forwards	—	—	—	—	—
Mortgage delivery commitments	417	—	417	—	—
Total Derivative Assets	493	—	77,140	—	(76,647)
Grantor trust (included in Other Assets)	13,016	13,016	—	—	—
Total assets at estimated fair value	$2,962,955	$13,016	$2,425,277	$601,309	$(76,647)

Derivative Liabilities:
Interest-rate related	$173,810	$—	$969,795	$—	$(795,985)
Interest-rate futures/forwards	763	—	763	—	—
Mortgage delivery commitments	—	—	—	—	—
Total Derivative Liabilities	174,573	—	970,558	—	(795,985)
Total liabilities at estimated fair value	$174,573	$—	$970,558	$—	$(795,985)

December 31, 2010
AFS securities:
GSE debentures	$1,930,258	$—	$1,930,258	$—	$—
TLGP debentures	325,117	—	325,117	—	—
Private-label RMBS	982,541	—	—	982,541	—
Total AFS securities	3,237,916	—	2,255,375	982,541	—
Derivative Assets:
Interest-rate related	5,657	—	199,115	—	(193,458)
Interest-rate futures/forwards	241	—	241	—	—
Mortgage delivery commitments	275	—	275	—	—
Total Derivative Assets	6,173	—	199,631	—	(193,458)
Grantor trust (included in Other Assets)	12,893	12,893	—	—	—
Total assets at estimated fair value	$3,256,982	$12,893	$2,455,006	$982,541	$(193,458)

Derivative Liabilities:
Interest-rate related	$656,018	$—	$874,854	$—	$(218,836)
Interest-rate futures/forwards	543	—	543	—	—
Mortgage delivery commitments	469	—	469	—	—
Total Derivative Liabilities	657,030	—	875,866	—	(218,836)
Total liabilities at estimated fair value	$657,030	$—	$875,866	$—	$(218,836)

(1)
Amounts represent the effect of legally enforceable master netting agreements that allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same counterparties.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The table below presents a reconciliation of our AFS private-label RMBS measured at estimated fair value on a recurring basis and classified as Level 3 at the years ended December 31, 2011 and 2010.

Estimated Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	2011	2010
Balance, beginning of year	$982,541	$—
Total realized and unrealized gains (losses):
Included in Net Realized Gains from Sale of AFS Securities	4,244	2,396
Included in net gains (losses) on changes in fair value included in Interest Income and Other Income (Loss)	(23,122)	—
Included in OCI (1)	(48,031)	—
Purchases, issuances, sales and settlements:
Sales	(161,305)	(46,648)
Settlements	(170,261)	—
Transfers from HTM to AFS securities	17,243	1,026,793
Balance, end of year	$601,309	$982,541

Net gains (losses) included in Other Income (Loss) attributable to changes in fair value relating to assets still held at end of year	$(21,926)	$—

(1)
This amount is included in OCI within the non-credit portion of OTTI losses, reclassification of non-credit losses to Other Income (Loss), subsequent unrealized (gains) losses in fair value in excess of non-credit losses, and subsequent changes in fair value not in excess of non-credit losses (a portion of the net change in fair value of OTTI securities).

Estimated Fair Value on a Nonrecurring Basis. We measure certain HTM securities at estimated fair value on a nonrecurring basis. These assets are not carried at estimated fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances (e.g., when there is evidence of OTTI). These amounts fall under Level 3 in the fair value hierarchy.

The table below presents the estimated fair value of HTM securities by level within the fair value hierarchy that are recorded on a non-recurring basis at December 31, 2011.

December 31, 2011	Total	Level 1	Level 2	Level 3
Home equity loan ABS	$588	$—	$—	$588
Total nonrecurring assets at estimated fair value	$588	$—	$—	$588

As of December 31, 2010, none of our HTM securities were carried at estimated fair value.

Note 21 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts:

	December 31, 2011			December 31, 2010
By Commitment	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (1)	$240,599	$271,567	$512,166	$41,616	$485,220	$526,836
Unused lines of credit	780,409	—	780,409	762,418	—	762,418
Commitments to fund additional Advances (2)	12,052	—	12,052	15,633	—	15,633
Commitment to fund or purchase mortgage loans	68,069	—	68,069	57,063	—	57,063
Unsettled CO Bonds, at par (3)	275,000	—	275,000	412,000	—	412,000

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

(1)	We had no outstanding commitments to issue standby letters of credit at December 31, 2011 or 2010.

(2)	Commitments to fund additional Advances are generally for periods up to 6 months.

(3)	Unsettled CO Bonds of $250,000, at December 31, 2011 and 2010 were hedged with associated interest-rate swaps.

Commitments to Extend Credit. A standby letter of credit is a financing arrangement between us and one of our members, and is executed for members for a fee. Commitments to extend credit are fully collateralized at the time of issuance. If we are required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized Advance to the member. The original terms of these standby letters of credit, including related commitments, range from 6 months to 20 years, including a final expiration in 2029. The carrying value of guarantees related to standby letters of credit is recorded in Other Liabilities and was $3,580 and $5,859 at December 31, 2011 and 2010, respectively.

We monitor the creditworthiness of our standby letters of credit based on an evaluation of the financial condition of our members. We have established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit. Based on credit analyses performed by us as well as collateral requirements, we have not deemed it necessary to record any additional liability on these commitments. See Note 8 - Advances and Note 10 - Allowance for Credit Losses for more information.

Commitments to Fund or Purchase Mortgage Loans. Commitments that unconditionally obligate us to fund or purchase mortgage loans are generally for periods not to exceed 91 days. Such commitments are reported as Derivative Assets or Derivative Liabilities at their estimated fair value.

Pledged Collateral. We generally execute derivatives with large banks and major broker-dealers and generally enter into bilateral pledge (collateral) agreements. We had pledged $719,292 and $31,200 of cash collateral, at par, at December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, we had not pledged any securities as collateral.

Lease Commitments. We charged to Other Operating Expenses net rental and related costs of approximately $152, $131, and $151 for the years ended December 31, 2011, 2010, and 2009, respectively. Future minimum rental payments required under our operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2011 are as follows:

	Premises	Equipment	Total
Year 1	$80	$14	$94
Year 2	82	7	89
Year 3	84	5	89
Year 4	84	—	84
Year 5	63	—	63
Thereafter	—	—	—
Total	$393	$26	$419

Legal Proceedings. On May 9, 2011 we received a Derivatives Alternative Dispute Resolution notice from the bankruptcy estate of Lehman Brothers Holding Company, the guarantor for one of our former derivatives counterparties, Lehman Brothers Special Financing (Lehman). This matter was mediated in accordance with the Alternative Dispute Resolution Procedure Order entered by the Bankruptcy Court, dated September 17, 2009 (Order). The mediation conducted pursuant to the Order commenced on December 15, 2011 and concluded with a confidential settlement and payment in December 2011, which was immaterial to our financial condition and results of operations.

We are also subject to other legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on our financial condition or results of operations.

Additional discussion of other commitments and contingencies is provided in Note 8 - Advances; Note 9 - Mortgage Loans Held for Portfolio; Note 11 - Derivative and Hedging Activities; Note 13 - Consolidated Obligations; Note 16 - Capital; and Note 20 - Estimated Fair Values.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 22 - Transactions with Related Parties

Transactions with Members. We are a cooperative whose members own the majority of our outstanding capital stock. Former members and certain nonmembers own the remaining capital stock and are required to maintain their investment in our capital stock until their outstanding transactions have matured or are paid off and their capital stock is redeemed in accordance with our capital plan or regulatory requirements. See Note 16 - Capital for more information.

All of our Advances are initially issued to members, and all Mortgage Loans Held for Portfolio were initially purchased from members. We also maintain demand deposit accounts for members, primarily to facilitate settlement activities that are directly related to Advances. Such transactions with members are entered into during the normal course of business.

In addition, we may purchase investments in Federal Funds Sold, Securities Purchased Under Agreements to Resell, certificates of deposit, and MBS from members or their affiliates. All investments are transacted at market prices without preference to the status of the counterparty or the issuer of the investment as a member, nonmember, or affiliate thereof.

As provided by statute and Finance Agency regulations, the only voting rights conferred upon our members are for the election of directors and, under certain circumstances, the ratification of a proposed merger agreement. At December 31, 2011 and 2010, no member owned more than 10% of our voting interests due to statutory limits on members' voting rights.

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

The following table presents outstanding balances with respect to transactions with related parties.

	Capital Stock, including MRCS		Advances		Mortgage Loans Held for Portfolio
December 31, 2011	Balance, par value	% of Total	Balance, par value	% of Total	Balance, UPB	% of Total
Flagstar Bank, FSB	$301,737	15%	$3,953,000	22%	$752,284	13%
Bank of America, N.A. (1)	224,921	11%	400,000	2%	1,641,156	27%
Total	$526,658	26%	$4,353,000	24%	$2,393,440	40%

December 31, 2010
Flagstar Bank, FSB	$337,190	15%	$3,726,477	21%	$721,335	11%
Bank of America, N.A. (1)	281,617	12%	900,000	5%	2,142,121	32%
Total	$618,807	27%	$4,626,477	26%	$2,863,456	43%

(1)	Former member

During the years ended December 31, 2011, 2010, and 2009, we had net Advances to (repayments from) related parties as follows:

	Years Ended December 31,
Net Advances to (repayments from) related parties	2011	2010	2009
Flagstar Bank, FSB	$226,523	$(173,523)	$(1,300,000)
Bank of America, N.A. (1)	(500,000)	(550,000)	(3,550,165)

(1)	Former member

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

During the years ended December 31, 2011, 2010, and 2009, we acquired mortgage loans from related parties as follows:

	Years Ended December 31,
Mortgage loans purchased from related parties	2011	2010	2009
Flagstar Bank, FSB	$81,260	$570,125	$—
Bank of America, N.A. (1)	—	—	—

(1)	Former member

Transactions with Directors' Financial Institutions. We provide, in the ordinary course of business, products and services to members whose officers or directors serve on our board of directors. In accordance with Finance Agency regulations, transactions with directors' financial institutions are made on the same terms as those with any other member.

The following table presents outstanding balances with directors' financial institutions.

	Capital Stock, including MRCS		Advances		Mortgage Loans Held for Portfolio
Balances with directors' financial institutions (1)	Balance, par value	% of Total	Balance, par value	% of Total	Balance, UPB	% of Total
December 31, 2011	$66,652	3%	$543,309	3%	$42,746	1%
December 31, 2010	406,555	18%	4,408,276	25%	758,879	11%

(1)	The director from Flagstar Bank, FSB served in 2010, but not in 2011.

During the years ended December 31, 2011, and 2010, and 2009, we had net Advances to (repayments from) directors' financial institutions and we acquired mortgage loans from directors' financial institutions, taking into account the dates of the directors' appointments and resignations, as follows:

	Years Ended December 31,
	2011	2010	2009
Net Advances to (repayments from) directors' financial institutions (1)	$(45,363)	$(459,771)	$(1,803,233)
Mortgage loans purchased from directors' financial institutions (1)	8,945	584,337	41,882

(1)	The director from Flagstar Bank, FSB served in 2009 and 2010, but not in 2011.

Transactions with other FHLBanks. Occasionally, we loan (or borrow) short-term funds to (from) other FHLBanks. There were no loans to or from other FHLBanks outstanding at December 31, 2011 or 2010.

Loans to other FHLBanks and principal repayments of these loans were as follows:

	Years Ended December 31,
	2011	2010	2009
Loans to other FHLBanks	$50,000	$236,735	$180,000
Principal repayments	(50,000)	(236,735)	(180,000)

Borrowings from other FHLBanks and principal repayments on these loans were as follows:

	Years Ended December 31,
	2011	2010	2009
Borrowings from other FHLBanks	$—	$114,000	$236,000
Principal repayments	—	(114,000)	(236,000)

GLOSSARY OF TERMS

ABS: Asset-backed securities
Advances: Secured loans to members, former members or housing associates
AFS: Available-for-sale
AHP: Affordable Housing Program
AMA: Acquired Member Assets
AOCI: Accumulated Other Comprehensive Income (Loss)
Bank Act: Federal Home Loan Bank Act of 1932, as amended
CBSA: Core Based Statistical Areas
CDFI: Community Development Financial Institution
CFI: Community Financial Institution
CFTC: Commodity Futures Trading Commission
CMO: Collateralized Mortgage Obligation
CO Bonds: Consolidated Obligation Bonds
Consolidated Obligations: CO Bonds and Discount Notes
DB Plan: Pentegra Defined Benefit Plan for Financial Institutions
DC Plan: Pentegra Defined Contribution Plan for Financial Institutions
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
GAAP: Generally accepted accounting principles in the United States of America
Genworth: Genworth Residential Mortgage Insurance Corporation of North Carolina
Ginnie Mae: Government National Mortgage Association
GLB Act: Gramm-Leach-Bliley Act of 1999
GSE: Government-sponsored enterprise
HERA: Housing and Economic Recovery Act of 2008
Housing Associate: Non-Member Housing Associates
HTM: Held-to-maturity
HUD: United States Department of Housing and Urban Development
JCE Agreement: Joint Capital Enhancement Agreement, as amended
LIBOR: London Interbank Offered Rate
LRA: Lender risk account
LTV: Loan-to-Value
MRCS: Mandatorily Redeemable Capital Stock
MBS: Mortgage-backed securities
MCC: Master Commitment Contract
NRSRO: Nationally Recognized Statistical Rating Organization
NYSE: New York Stock Exchange

GLOSSARY OF TERMS

OCI: Other Comprehensive Income
ORERC: Other Real Estate-Related Collateral
OTTI: Other-than-temporary impairment or impaired (as the context indicates)
PFI: Participating Financial Institution
PMI: Primary mortgage insurance
REFCORP: Resolution Funding Corporation
REMIC: Real Estate Mortgage Investment Conduit
RMBS: Residential mortgage-backed securities
RMP: Risk management policy of the Bank
S&P: Standard & Poor's Rating Service
SEC: Securities and Exchange Commission
SERP: Federal Home Loan Bank of Indianapolis 2005 Supplemental Executive Retirement Plan and a similar frozen plan
SMI: Supplemental mortgage insurance
TBA: To Be Announced
TLGP: The FDIC's Temporary Liquidity Guarantee Program
UCC: Uniform Commercial Code
UPB: Unpaid principal balance
VaR: Value at risk
VIE: Variable Interest Entity
WAIR: Weighted average interest rate