Form 10-Q
period 2012-03-31
Federal Home Loan Bank of Indianapolis
filed 2012-05-11
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
☐  Yes            ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2012
Class B Stock, par value $100	20,349,940

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Federal Home Loan Bank of Indianapolis
Statements of Condition
(Unaudited, $ amounts and shares in thousands, except par value)

	March 31, 2012	December 31, 2011
Assets:
Cash and Due from Banks	$301,367	$512,682
Interest-Bearing Deposits	144	15
Securities Purchased Under Agreements to Resell	1,750,000	—
Federal Funds Sold	2,105,000	3,422,000
Available-for-Sale Securities (Note 3)	3,336,755	2,949,446
Held-to-Maturity Securities (Estimated Fair Values of $8,112,824 and $8,972,081, respectively) (Note 4)	7,957,238	8,832,178
Advances (Note 6)	18,042,308	18,567,702
Mortgage Loans Held for Portfolio, net (Notes 7 and 8)	5,840,182	5,955,142
Accrued Interest Receivable	88,776	87,314
Premises, Software, and Equipment, net	12,344	12,626
Derivative Assets, net (Note 9)	317	493
Other Assets	34,930	35,892
Total Assets	$39,469,361	$40,375,490

Liabilities:
Deposits:
Interest-Bearing	$1,302,142	$620,702
Non-Interest-Bearing	10,140	8,764
Total Deposits	1,312,282	629,466
Consolidated Obligations (Note 10):
Discount Notes	5,968,864	6,536,109
Bonds	29,337,472	30,358,210
Total Consolidated Obligations, net	35,306,336	36,894,319
Accrued Interest Payable	103,142	102,060
Affordable Housing Program Payable	35,598	32,845
Derivative Liabilities, net (Note 9)	125,435	174,573
Mandatorily Redeemable Capital Stock (Note 11)	457,425	453,885
Other Liabilities	119,500	141,154
Total Liabilities	37,459,718	38,428,302
Commitments and Contingencies (Note 15)
Capital (Note 11):
Capital Stock Putable (at par value of $100 per share):
Class B-1, issued and outstanding shares: 15,610 and 15,592, respectively	1,560,952	1,559,196
Class B-2, issued and outstanding shares: 40 and 39, respectively	3,968	3,860
Total Capital Stock Putable	1,564,920	1,563,056
Retained Earnings:
Unrestricted	505,885	484,511
Restricted	21,452	13,162
Total Retained Earnings	527,337	497,673
Accumulated Other Comprehensive Income (Loss) (Note 12)	(82,614)	(113,541)
Total Capital	2,009,643	1,947,188
Total Liabilities and Capital	$39,469,361	$40,375,490

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
(Unaudited, $ amounts in thousands)

	Three Months Ended
	March 31,
	2012	2011
Interest Income:
Advances	$45,369	$41,148
Prepayment Fees on Advances, net	474	1,134
Interest-Bearing Deposits	194	10
Securities Purchased Under Agreements to Resell	636	589
Federal Funds Sold	387	2,941
Available-for-Sale Securities	10,459	14,877
Held-to-Maturity Securities	43,992	45,513
Mortgage Loans Held for Portfolio, net	69,231	80,129
Other, net	941	521
Total Interest Income	171,683	186,862
Interest Expense:
Consolidated Obligation Discount Notes	792	3,199
Consolidated Obligation Bonds	104,107	118,520
Deposits	30	73
Mandatorily Redeemable Capital Stock	3,911	4,825
Total Interest Expense	108,840	126,617
Net Interest Income	62,843	60,245
Provision for Credit Losses	419	976
Net Interest Income After Provision for Credit Losses	62,424	59,269
Other Income (Loss):
Total Other-Than-Temporary Impairment Losses	(6)	(2,972)
Non-Credit Portion Reclassified to (from) Other Comprehensive Income (Loss), net	(3,282)	(15,409)
Net Other-Than-Temporary Impairment Losses, credit portion	(3,288)	(18,381)
Net Gains (Losses) on Derivatives and Hedging Activities	1,176	(127)
Service Fees	233	263
Standby Letters of Credit Fees	249	338
Loss on Extinguishment of Debt	—	(397)
Other, net	277	182
Total Other Income (Loss)	(1,353)	(18,122)
Other Expenses:
Compensation and Benefits	8,767	8,743
Other Operating Expenses	3,930	2,830
Federal Housing Finance Agency	1,010	916
Office of Finance	675	821
Other	198	255
Total Other Expenses	14,580	13,565
Income Before Assessments	46,491	27,582
Assessments:
Affordable Housing Program	5,040	2,744
Resolution Funding Corporation	—	4,968
Total Assessments	5,040	7,712
Net Income	$41,451	$19,870

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Comprehensive Income
(Unaudited, $ amounts in thousands)

	Three Months Ended
	March 31,
	2012	2011
Net Income	$41,451	$19,870

Other Comprehensive Income:
Net Change in Unrealized Gains (Losses) on Available-for-Sale Securities	(3,416)	4,263

Non-Credit Portion of Other-Than-Temporary Impairment Losses on Available-for-Sale Securities:
Non-Credit Portion	—	(2,331)
Net Change in Fair Value Not in Excess of Cumulative Non-Credit Losses	26,602	5,266
Unrealized Gains (Losses)	4,124	3,837
Reclassification of Non-Credit Portion to Other Income (Loss)	3,286	17,740
Net Non-Credit Portion of Other-Than-Temporary Impairment Losses on Available-for-Sale Securities	34,012	24,512

Non-Credit Portion of Other-Than-Temporary Impairment Losses on Held-to-Maturity Securities:
Non-Credit Portion	(4)	—
Accretion of Non-Credit Portion	27	1,070
Net Non-Credit Portion of Other-Than-Temporary Impairment Losses on Held-to-Maturity Securities	23	1,070

Pension Benefits	308	292

Total Other Comprehensive Income	30,927	30,137

Total Comprehensive Income	$72,378	$50,007

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Three Months Ended March 31, 2011 and 2012
(Unaudited, $ amounts and shares in thousands)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2010	16,101	$1,610,060	$427,557	$—	$427,557	$(90,246)	$1,947,371

Proceeds from Sale of Capital Stock	142	14,243					14,243
Repurchase/Redemption of Capital Stock	(100)	(10,000)					(10,000)

Total Comprehensive Income			19,870	—	19,870	30,137	50,007

Cash Dividends on Capital Stock (2.50% annualized)			(10,558)	—	(10,558)		(10,558)

Balance, March 31, 2011	16,143	$1,614,303	$436,869	$—	$436,869	$(60,109)	$1,991,063

Balance, December 31, 2011	15,631	$1,563,056	$484,511	$13,162	$497,673	$(113,541)	$1,947,188

Proceeds from Sale of Capital Stock	54	5,377					5,377
Net Shares Reclassified to Mandatorily Redeemable Capital Stock	(35)	(3,513)					(3,513)

Total Comprehensive Income			33,161	8,290	41,451	30,927	72,378

Distributions on Mandatorily Redeemable Capital Stock			(27)	—	(27)		(27)
Cash Dividends on Capital Stock (3.00% annualized)			(11,760)	—	(11,760)		(11,760)

Balance, March 31, 2012	15,650	$1,564,920	$505,885	$21,452	$527,337	$(82,614)	$2,009,643

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
(Unaudited, $ amounts in thousands)

	Three Months Ended
	March 31,
	2012	2011 (1)
Operating Activities:
Net Income	$41,451	$19,870
Adjustments to reconcile Net Income to Net Cash provided by Operating Activities:
Depreciation and Amortization	(5,593)	9,260
Change in Net Derivatives and Hedging Activities	16,728	10,158
Net Other-Than-Temporary Impairment Losses, credit portion	3,288	18,381
Loss on Extinguishment of Debt	—	397
Provision for Credit Losses	419	976
Changes in:
Accrued Interest Receivable (adjusted for capitalized interest)	(1,489)	6,484
Other Assets	(519)	(438)
Accrued Interest Payable	1,082	10,506
Other Liabilities	(1,836)	(7,602)
Total Adjustments, net	12,080	48,122
Net Cash provided by Operating Activities	53,531	67,992

Investing Activities:
Changes in:
Interest-Bearing Deposits	26,620	15,600
Securities Purchased Under Agreements to Resell	(1,750,000)	625,000
Federal Funds Sold	1,317,000	(196,000)
Purchases of Premises, Software, and Equipment	(169)	(161)
Available-for-Sale Securities:
Proceeds from Maturities of Long-Term	17,880	57,053
Purchases of Long-Term	(375,000)	—
Held-to-Maturity Securities:
Proceeds from Maturities of Long-Term	1,195,448	510,201
Purchases of Long-Term	(357,553)	(524,794)
Advances:
Principal Collected	11,430,444	4,613,298
Disbursed to Members	(10,942,276)	(4,110,957)
Mortgage Loans Held for Portfolio:
Principal Collected	341,303	413,076
Purchases	(227,920)	(180,668)
Other Federal Home Loan Banks:
Principal Collected on Loans	—	50,000
Loans Made	—	(50,000)
Net Cash provided by Investing Activities	675,777	1,221,648

(1)	Certain amounts have been revised. See Note 1 - Summary of Significant Accounting Policies - Correction of an Error.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
(Unaudited, $ amounts in thousands)

	Three Months Ended
	March 31,
	2012	2011
Financing Activities:
Changes in Deposits	682,816	49,038
Net Payments on Derivative Contracts with Financing Elements	(20,476)	(26,438)
Net Proceeds from Issuance of Consolidated Obligations:
Discount Notes	29,251,337	159,640,997
Bonds	6,441,808	4,526,882
Payments for Matured and Retired Consolidated Obligations:
Discount Notes	(29,818,225)	(160,076,190)
Bonds	(7,471,500)	(5,094,277)
Proceeds from Sale of Capital Stock	5,377	14,243
Payments for Repurchase/Redemption of Capital Stock	—	(10,000)
Cash Dividends Paid on Capital Stock	(11,760)	(10,558)
Net Cash used in Financing Activities	(940,623)	(986,303)

Net Increase (Decrease) in Cash and Cash Equivalents	(211,315)	303,337
Cash and Cash Equivalents at Beginning of the Period	512,682	11,676
Cash and Cash Equivalents at End of the Period	$301,367	$315,013

Supplemental Disclosures:
Interest Paid	$104,126	$113,663
Affordable Housing Program Payments	2,287	3,531
Resolution Funding Corporation Assessments Paid	—	10,387
Capitalized Interest on Certain Held-to-Maturity Securities	5,288	8,017
Net Shares Reclassified to Mandatorily Redeemable Capital Stock	3,513	—

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Notes to Financial Statements
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation. The accompanying interim financial statements of the Federal Home Loan Bank of Indianapolis have been prepared in accordance with GAAP for interim financial information and with the instructions provided by Article 10, Rule 10-01 of Regulation S-X promulgated by the SEC. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. The interim financial statements presented herein should be read in conjunction with our audited financial statements and notes thereto, which are included in our 2011 Form 10-K.

The financial statements contain all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. All such adjustments were of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year or any other interim period.

Our significant accounting policies and certain other disclosures are set forth in the notes to the audited financial statements in Note 1 - Summary of Significant Accounting Policies in our 2011 Form 10-K. There have been no significant changes to these policies as of March 31, 2012.

All dollar amounts included in the Notes to Financial Statements are presented in thousands, unless otherwise indicated. We use certain acronyms and terms throughout these financial statements which are defined in the Glossary of Terms located on page 38. Unless the context otherwise requires, the terms "we," "us," and "our" refer to the Federal Home Loan Bank of Indianapolis.

Reclassifications. We have reclassified certain amounts from the prior periods to conform to the current period presentation. These reclassifications had no effect on Net Income, Total Assets, or Total Capital.

Correction of an Error. During the preparation of the third quarter 2011 Form 10-Q, as previously disclosed in the September 30, 2011 Form 10-Q, we determined that, in periods prior to September 30, 2011, we incorrectly included the effects of certain non-cash transactions related to capitalized interest on Other U.S. obligations - guaranteed RMBS in the Operating Activities and Investing Activities sections of the Statements of Cash Flows. Such non-cash transactions should have had no impact on those sections; however the effects of the error were fully offsetting in total. We have evaluated the effects of these errors and concluded that none of them are material to any of our previously issued interim or annual Financial Statements. Nevertheless, we elected to revise our previously issued Statements of Cash Flows in these financial statements and future filings to correct for the effect of these errors. The revision does not affect the net change in cash and cash equivalents for any of the periods, and has no effect on our Statements of Condition, Income, Comprehensive Income, or Capital.

The amounts on previously issued Statements of Cash Flows that have been revised are presented below:

	Three Months Ended
	March 31, 2011
	As Previously Reported	As Revised
Operating Activities:
Net Change in: Accrued Interest Receivable	$1,040	$6,484
Total Adjustments, net	42,678	48,122
Net Cash provided by Operating Activities	62,548	67,992

Investing Activities:
Held-to-Maturity Securities: Proceeds from Maturities of Long-Term	515,645	510,201
Net Cash provided by Investing Activities	1,227,092	1,221,648

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

Note 2 - Recently Adopted and Issued Accounting Guidance

Advisory Bulletin 2012-02. On April 9, 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention ("AB-2012-02"). The guidance establishes a standard and uniform methodology for classifying certain assets other than investment securities, and prescribes the timing of asset charge-offs based on these classifications. This guidance is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. AB-2012-02 was effective upon issuance. We are currently evaluating the effect of this guidance on our financial condition, results of operations and cash flows, but we do not expect it to be material.

Disclosures about Offsetting Assets and Liabilities. On December 16, 2011, the FASB and the International Accounting Standards Board issued common disclosure requirements intended to help investors and other financial statement users better assess the effect or potential effect of offsetting arrangements on a company's financial position, whether a company's financial statements are prepared on the basis of GAAP or International Financial Reporting Standards. This guidance will require us to disclose both gross and net information about financial instruments, including derivative instruments, which are either offset on the statement of condition or subject to an enforceable master netting arrangement or similar agreement. This guidance will be effective for interim and annual periods beginning on January 1, 2013 and will be applied retrospectively for all comparative periods presented. The adoption of this guidance will result in expanded interim and annual financial statement disclosures, but will not affect our financial condition, results of operations or cash flows.

Presentation of Comprehensive Income. On June 16, 2011, the FASB issued guidance to increase the prominence of other comprehensive income in financial statements. This guidance requires an entity that reports items of other comprehensive income to present comprehensive income in either a single financial statement or in two consecutive financial statements. In a single continuous statement, an entity is required to present the components and amount of net income, the components of other comprehensive income and a total for other comprehensive income, as well as a total for comprehensive income. In a two-statement approach, an entity is required to present the components and amount of net income in its statement of net income. The statement of other comprehensive income should follow immediately and include the components of other comprehensive income as well as totals for both other comprehensive income and comprehensive income. This guidance eliminated the option to present other comprehensive income in the statement of changes in stockholders' equity (or statement of capital, in our case). We elected the two-statement approach for interim and annual periods beginning on January 1, 2012 and applied this guidance retrospectively for all periods presented in accordance with the guidance. The adoption of this guidance was limited to the presentation of certain information contained in the interim and annual financial statements and did not affect our financial condition, results of operations or cash flows. See Note 12 - Accumulated Other Comprehensive Income (Loss) for additional disclosures required under this guidance.

On December 23, 2011, the FASB issued guidance to defer the effective date of the new requirement to separately present reclassifications of items out of AOCI in the income statement. This deferral became effective for interim and annual periods beginning on January 1, 2012 and did not affect our adoption of the remaining guidance contained in the new accounting standard for the presentation of comprehensive income.

Fair Value Measurements and Disclosures. On May 12, 2011, the FASB and the International Accounting Standards Board issued substantially converged guidance on fair value measurement and disclosure requirements. This guidance clarifies how fair value accounting should be applied where its use is already required or permitted by other standards within GAAP or International Financial Reporting Standards; this guidance does not require additional fair value measurements. This guidance generally represents clarifications to the application of existing fair value measurement and disclosure requirements, as well as some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This guidance became effective for interim and annual periods beginning on January 1, 2012 and was applied prospectively. The adoption of this guidance resulted in additional interim and annual financial statement disclosures, but did not have any effect on our financial condition, results of operations or cash flows. See Note 14 - Estimated Fair Values for additional disclosures required under this guidance.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Reconsideration of Effective Control for Repurchase Agreements. On April 29, 2011, the FASB issued guidance to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This guidance amends the existing criteria for determining whether or not a transferor has retained effective control over financial assets transferred under a repurchase agreement. A secured borrowing is recorded when effective control over the transferred financial assets is maintained, while a sale is recorded when effective control over the transferred financial assets has not been maintained. The new guidance removes from the assessment of effective control: (i) the criterion requiring the transferor to have the ability to repurchase or redeem financial assets before their maturity on substantially the agreed terms, even in the event of the transferee's default, and (ii) the collateral maintenance implementation guidance related to that criterion. This guidance was effective for interim and annual periods beginning on January 1, 2012 and was applied prospectively to transactions or modifications of existing transactions that occur on or after January 1, 2012. The adoption of this guidance did not have any effect on our financial condition, results of operations or cash flows.

Note 3 - Available-for-Sale Securities

Major Security Types. The following table presents our AFS securities:

			Gross	Gross
	Amortized	Non-Credit	Unrealized	Unrealized	Estimated
March 31, 2012	Cost (1)	OTTI	Gains	Losses	Fair Value
GSE debentures	$2,389,988	$—	$11,289	$(81)	$2,401,196
TLGP debentures	320,573	—	456	—	321,029
Private-label RMBS	699,792	(86,476)	1,214	—	614,530
Total AFS securities	$3,410,353	$(86,476)	$12,959	$(81)	$3,336,755

December 31, 2011
GSE debentures	$2,011,882	$—	$14,045	$(232)	$2,025,695
TLGP debentures	321,175	—	1,267	—	322,442
Private-label RMBS	720,583	(116,364)	343	(3,253)	601,309
Total AFS securities	$3,053,640	$(116,364)	$15,655	$(3,485)	$2,949,446

(1)
Amortized cost of AFS securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and, if applicable, OTTI recognized in earnings (credit losses) and fair-value hedge accounting adjustments.

Unrealized gains and losses in the fair value of previously OTTI AFS securities are netted against the non-credit portion of OTTI in AOCI. The following tables reconcile the amounts in the table above to the AOCI rollforward presentation in Note 12 - Accumulated Other Comprehensive Income (Loss):

Net Unrealized Gains (Losses) on AFS Securities	March 31, 2012	December 31, 2011
Gross unrealized gains included in Estimated Fair Value	$12,959	$15,655
Gross unrealized losses included in Estimated Fair Value	(81)	(3,485)
Less: unrealized gains (losses) on previously OTTI securities	1,214	(2,910)
Net unrealized gains (losses) on AFS securities recognized in AOCI (Note 12)	$11,664	$15,080

Net Non-Credit Portion of OTTI Losses on AFS Securities	March 31, 2012	December 31, 2011
Non-Credit OTTI	$(86,476)	$(116,364)
Unrealized gains (losses) on previously OTTI securities	1,214	(2,910)
Net non-credit portion of OTTI losses on AFS securities recognized in AOCI (Note 12)	$(85,262)	$(119,274)

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Premiums and Discounts. At March 31, 2012 and December 31, 2011, the amortized cost of our MBS classified as AFS securities included OTTI credit losses, OTTI-related accretion adjustments, and unamortized purchase premiums and discounts on OTTI securities totaling net discounts of $119,077 and $116,699, respectively.

Unrealized Loss Positions. The following table presents impaired AFS securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
March 31, 2012	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS:
GSE debentures	$245,380	$(81)	$—	$—	$245,380	$(81)
TLGP debentures	—	—	—	—	—	—
Total Non-MBS	245,380	(81)	—	—	245,380	(81)
Private-label RMBS	89,566	(7,147)	460,030	(79,329)	549,596	(86,476)
Total impaired AFS securities	$334,946	$(7,228)	$460,030	$(79,329)	$794,976	$(86,557)

December 31, 2011
Non-MBS:
GSE debentures	$—	$—	$113,361	$(232)	$113,361	$(232)
TLGP debentures	—	—	—	—	—	—
Total Non-MBS	—	—	113,361	(232)	113,361	(232)
Private-label RMBS	88,161	(13,121)	495,251	(106,496)	583,412	(119,617)
Total impaired AFS securities	$88,161	$(13,121)	$608,612	$(106,728)	$696,773	$(119,849)

Redemption Terms. The amortized cost and estimated fair value of non-MBS AFS securities by contractual maturity are presented below. MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities as borrowers may have the right to prepay obligations with or without prepayment fees.

	March 31, 2012		December 31, 2011
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$320,573	$321,028	$321,175	$322,442
Due after one year through five years	1,170,602	1,177,282	941,496	950,264
Due after five years through ten years	1,198,825	1,203,233	1,070,386	1,075,431
Due after ten years	20,561	20,682	—	—
Total Non-MBS	2,710,561	2,722,225	2,333,057	2,348,137
Total MBS	699,792	614,530	720,583	601,309
Total AFS securities	$3,410,353	$3,336,755	$3,053,640	$2,949,446

Realized Gains and Losses. There were no sales of AFS securities during the three months ended March 31, 2012 or 2011. As of March 31, 2012, we had no intention to sell the OTTI AFS securities, nor did we consider it more likely than not that we will be required to sell these securities before our anticipated recovery of each security's remaining amortized cost basis.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 4 - Held-to-Maturity Securities

Major Security Types. The following table presents our HTM securities:

				Gross	Gross
		OTTI		Unrecognized	Unrecognized	Estimated
	Amortized	Recognized	Carrying	Holding	Holding	Fair
March 31, 2012	Cost (1)	In AOCI	Value (2)	Gains (3)	Losses (3)	Value
Non-MBS and ABS:
GSE debentures	$268,995	$—	$268,995	$1,505	$—	$270,500
TLGP debentures	977,836	—	977,836	858	—	978,694
Total Non-MBS and ABS	1,246,831	—	1,246,831	2,363	—	1,249,194
MBS and ABS:
Other U.S. obligations -guaranteed RMBS	2,721,985	—	2,721,985	61,699	(10,231)	2,773,453
GSE RMBS	3,614,724	—	3,614,724	115,853	(1,958)	3,728,619
Private-label RMBS	355,219	(4)	355,215	227	(8,342)	347,100
Manufactured housing loan ABS	16,227	—	16,227	—	(3,575)	12,652
Home equity loan ABS	2,621	(365)	2,256	—	(450)	1,806
Total MBS and ABS	6,710,776	(369)	6,710,407	177,779	(24,556)	6,863,630
Total HTM securities	$7,957,607	$(369)	$7,957,238	$180,142	$(24,556)	$8,112,824

December 31, 2011
Non-MBS and ABS:
GSE debentures	$268,994	$—	$268,994	$1,361	$—	$270,355
TLGP debentures	1,883,334	—	1,883,334	2,505	(45)	1,885,794
Total Non-MBS and ABS	2,152,328	—	2,152,328	3,866	(45)	2,156,149
MBS and ABS:
Other U.S. obligations -guaranteed RMBS	2,746,474	—	2,746,474	48,915	(13,258)	2,782,131
GSE RMBS	3,511,831	—	3,511,831	118,839	(2,537)	3,628,133
Private-label RMBS	402,464	—	402,464	227	(12,143)	390,548
Manufactured housing loan ABS	16,757	—	16,757	—	(3,482)	13,275
Home equity loan ABS	2,716	(392)	2,324	—	(479)	1,845
Total MBS and ABS	6,680,242	(392)	6,679,850	167,981	(31,899)	6,815,932
Total HTM securities	$8,832,570	$(392)	$8,832,178	$171,847	$(31,944)	$8,972,081

(1)	Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and, if applicable, OTTI recognized in earnings (credit losses).

(2)	Carrying value of HTM securities represents amortized cost after adjustment for non-credit OTTI recognized in AOCI.

(3)	Gross unrecognized holding gains (losses) represents the difference between estimated fair value and carrying value.

Premiums and Discounts. At March 31, 2012 and December 31, 2011, the amortized cost of our MBS and ABS HTM securities included OTTI credit losses, OTTI-related accretion adjustments, and unamortized purchase premiums and discounts totaling net premiums of $53,605 and $54,153, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Unrealized Loss Positions. The following table presents impaired HTM securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
March 31, 2012	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses (1)
Non-MBS and ABS:
GSE debentures	$—	$—	$—	$—	$—	$—
TLGP debentures	—	—	—	—	—	—
Total Non-MBS and ABS	—	—	—	—	—	—
MBS and ABS:
Other U.S. obligations - guaranteed RMBS	776,797	(4,070)	544,777	(6,161)	1,321,574	(10,231)
GSE RMBS	416,592	(929)	213,678	(1,029)	630,270	(1,958)
Private-label RMBS	15,344	(130)	288,352	(8,216)	303,696	(8,346)
Manufactured housing loan ABS	—	—	12,652	(3,575)	12,652	(3,575)
Home equity loan ABS	—	—	1,806	(815)	1,806	(815)
Total MBS and ABS	1,208,733	(5,129)	1,061,265	(19,796)	2,269,998	(24,925)
Total impaired HTM securities	$1,208,733	$(5,129)	$1,061,265	$(19,796)	$2,269,998	$(24,925)

December 31, 2011
Non-MBS and ABS:
GSE debentures	$—	$—	$—	$—	$—	$—
TLGP debentures	224,955	(45)	—	—	224,955	(45)
Total Non-MBS and ABS	224,955	(45)	—	—	224,955	(45)
MBS and ABS:
Other U.S. obligations - guaranteed RMBS	599,050	(4,477)	548,564	(8,781)	1,147,614	(13,258)
GSE RMBS	480,432	(897)	196,632	(1,640)	677,064	(2,537)
Private-label RMBS	57,366	(677)	297,791	(11,466)	355,157	(12,143)
Manufactured housing loan ABS	—	—	13,275	(3,482)	13,275	(3,482)
Home equity loan ABS	—	—	1,845	(871)	1,845	(871)
Total MBS and ABS	1,136,848	(6,051)	1,058,107	(26,240)	2,194,955	(32,291)
Total impaired HTM securities	$1,361,803	$(6,096)	$1,058,107	$(26,240)	$2,419,910	$(32,336)

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

	March 31, 2012			December 31, 2011
			Estimated			Estimated
	Amortized	Carrying	Fair	Amortized	Carrying	Fair
Year of Contractual Maturity	Cost (1)	Value (2)	Value	Cost (1)	Value (2)	Value
Non-MBS and ABS:
Due in one year or less	$977,836	$977,836	$978,694	$1,883,334	$1,883,334	$1,885,794
Due after one year through five years	268,995	268,995	270,500	268,994	268,994	270,355
Due after five years through ten years	—	—	—	—	—	—
Due after ten years	—	—	—	—	—	—
Total Non-MBS and ABS	1,246,831	1,246,831	1,249,194	2,152,328	2,152,328	2,156,149
Total MBS and ABS	6,710,776	6,710,407	6,863,630	6,680,242	6,679,850	6,815,932
Total HTM securities	$7,957,607	$7,957,238	$8,112,824	$8,832,570	$8,832,178	$8,972,081

(1)	Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and, if applicable, OTTI recognized in earnings (credit losses).

(2)	Carrying value of HTM securities represents amortized cost after adjustment for non-credit OTTI recognized in AOCI.

Realized Gains and Losses. There were no sales of HTM securities during the three months ended March 31, 2012 or 2011.

Note 5 - Other-Than-Temporary Impairment Analysis

We evaluate our individual AFS and HTM securities that have been previously OTTI or are in an unrealized loss position for OTTI on a quarterly basis. As part of our evaluation, we consider whether we intend to sell each security and whether it is more likely than not that we will be required to sell the security before its anticipated recovery. If either of these conditions is met, we recognize an OTTI loss equal to the entire difference between the security's amortized cost basis and its estimated fair value at the Statement of Condition date. For those securities that meet neither of these conditions, we perform a cash flow analysis to determine whether we expect to recover the entire amortized cost basis of the security as described in Note 7 - Other-Than-Temporary Impairment Analysis in our 2011 Form 10-K.

OTTI Evaluation Process and Results - Private-label RMBS and ABS. Our evaluation includes a projection of the cash flows that we are likely to collect based on an assessment of the structure of each security and certain assumptions.

A significant modeling assumption is the forecast of future housing price changes for the relevant states and core based statistical areas, which are based upon an assessment of the individual housing markets. Our housing price forecast as of March 31, 2012 assumes core based statistical area level current-to-trough home price declines ranging from 0% (for those housing markets that are believed to have reached their trough) to 8%. For those markets for which further home price declines are anticipated, such declines were projected to occur over the 3- to 9-month period beginning January 1, 2012. From the trough, home prices are projected to recover using one of five different recovery paths that vary by housing market.

The following table presents projected home price recovery by month at March 31, 2012.

Months	Recovery Range %
1 - 6	0.0%	–	2.8%
7 - 18	0.0%	–	3.0%
19 - 24	1.0%	–	4.0%
25 - 30	2.0%	–	4.0%
31 - 42	2.0%	–	5.0%
43 - 66	2.0%	–	6.0%
Thereafter	2.3%	–	5.6%

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

OTTI - Significant Modeling Assumptions. For those securities that were determined to be OTTI during the three months ended March 31, 2012, the following table presents the significant modeling assumptions used to determine the amount of credit loss recognized in earnings during this period. The related current credit enhancement is also presented. Credit enhancement is defined as the percentage of subordinated tranches, excess spread, and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. A zero or negative credit enhancement percentage reflects securities that have no remaining credit support from subordinated tranches and are likely to have experienced an actual principal loss. The calculated averages represent the dollar-weighted averages of the private-label RMBS in each category shown. The classification (prime, Alt-A and subprime) is based on the model used to estimate the cash flows for the security, which may not be the same as the classification by the rating agency at the time of origination.

	Significant Modeling Assumptions for OTTI private-label RMBS						Current Credit
	Prepayment Rates		Default Rates		Loss Severities		Enhancement
	Weighted		Weighted		Weighted		Weighted
	Average	Range	Average	Range	Average	Range	Average	Range
Year of Securitization	%	%	%	%	%	%	%	%
2007 - Prime	6.3	6.2 - 6.5	43.4	41.2 - 44.5	45.2	42.3 - 46.6	2.1	1.5 - 3.3
2006 - Prime	9.7	8.7 - 12.6	24.7	16.1 - 26.6	43.6	36.3 - 45.7	2.7	0.4 - 4.2
Total OTTI private-label RMBS	7.8	6.2 - 12.6	35.0	16.1 - 44.5	44.5	36.3 - 46.6	2.4	0.4 - 4.2

Results of OTTI Evaluation Process - Private-label RMBS and ABS. As a result of our evaluations, for the three months ended March 31, 2012 and 2011, we recognized OTTI losses after we determined that it was likely that we would not recover the entire amortized cost of each of these securities.

The table below presents the credit losses and net OTTI reclassified to (from) OCI for the three months ended March 31, 2012 and 2011. Securities are classified based on the originator's classification at the time of origination or based on the classification by the NRSROs upon issuance.

	Total	Net OTTI	OTTI
	OTTI	Reclassified	Related to
Three Months Ended March 31, 2012	Losses	to (from) OCI	Credit Loss
Private-label RMBS:
Prime	$(6)	$(3,282)	$(3,288)
Alt-A	—	—	—
Total OTTI securities	$(6)	$(3,282)	$(3,288)

Three Months Ended March 31, 2011
Private-label RMBS:
Prime	$—	$(17,740)	$(17,740)
Alt-A	(2,972)	2,331	(641)
Total OTTI securities	$(2,972)	$(15,409)	$(18,381)

The following table presents a reconciliation of the non-credit losses reclassified to Other Income (Loss) as presented in the Statement of Comprehensive Income to the non-credit losses reclassified to (from) OCI as presented in the Statement of Income:

	Three Months Ended
	March 31,
Reconciliation of Non-credit Losses	2012	2011
Reclassification of non-credit portion to Other Income (Loss)	$(3,286)	$(17,740)
Non-credit losses recognized in OCI	4	2,331
Non-Credit Portion Reclassified to (from) Other Comprehensive Income (Loss)	$(3,282)	$(15,409)

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents a rollforward of the cumulative credit losses. The rollforward excludes accretion of credit losses for securities that have not experienced a significant increase in cash flows.

	Three Months Ended
	March 31,
Credit Loss Rollforward	2012	2011
Balance at Beginning of Period	$105,636	$110,747
Additions:
Credit losses for which OTTI was not previously recognized	—	—
Additional credit losses for which OTTI was previously recognized	3,288	18,381
Reductions:
Credit losses on securities sold, matured, paid down or prepaid	—	—
Significant increases in cash flows expected to be collected, recognized over the remaining life of the securities	—	(890)
Balance at End of Period	$108,924	$128,238

The following table presents the March 31, 2012 balances and classifications of the securities with OTTI losses during the three months ended March 31, 2012. The table also presents the balances and classifications of the securities with OTTI losses during the life of the securities, which includes securities impaired prior to 2012, as well as through March 31, 2012. Because there is no universally accepted definition of prime, Alt-A, or subprime underwriting standards, such classifications are subjective, we classify the securities as prime, Alt-A or subprime based on the originator's classification at the time of origination or based on the classification by the NRSROs upon issuance of the security.

	March 31, 2012
	HTM Securities				AFS Securities
				Estimated			Estimated
OTTI Three Months Ended	UPB	Amortized Cost	Carrying Value	Fair Value	UPB	Amortized Cost	Fair Value
Private-label RMBS - prime	$1,248	$1,247	$1,243	$1,243	$204,039	$169,256	$152,142
Total OTTI securities	$1,248	$1,247	$1,243	$1,243	$204,039	$169,256	$152,142

OTTI Life-to-Date
Private-label RMBS - prime	$1,248	$1,247	$1,243	$1,243	$779,001	$667,661	$591,749
Private-label RMBS - Alt-A	—	—	—	—	39,868	32,131	22,781
Home equity loan ABS - subprime	1,002	960	594	570	—	—	—
Total OTTI securities	$2,250	$2,207	$1,837	$1,813	$818,869	$699,792	$614,530

Total MBS and ABS		$6,710,776	$6,710,407	$6,863,630		$699,792	$614,530

Total securities		$7,957,607	$7,957,238	$8,112,824		$3,410,353	$3,336,755

OTTI Evaluation Process and Results - All Other AFS and HTM Securities.

Other U.S. Obligations and GSE and TLGP Securities. For other U.S. obligations, GSE obligations, and TLGP debentures, we determined that the strength of the issuers' guarantees through direct obligations of or support from the United States government is sufficient to protect us from any losses based on current expectations. As a result, we have determined that, as of March 31, 2012, all of the gross unrealized losses are temporary.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 6 - Advances

We had Advances outstanding, with interest rates ranging from 0.11% to 8.34%, as presented below.

	March 31, 2012		December 31, 2011
Year of Contractual Maturity	Amount	WAIR %	Amount	WAIR %
Overdrawn demand and overnight deposit accounts	$—	—	$145	2.49
Due in 1 year or less	2,801,639	1.82	2,535,953	1.81
Due after 1 year through 2 years	1,733,879	3.10	2,413,612	2.55
Due after 2 years through 3 years	1,891,722	2.58	2,050,525	2.63
Due after 3 years through 4 years	2,654,895	3.29	2,488,247	3.51
Due after 4 years through 5 years	3,567,254	2.80	3,357,569	2.71
Thereafter	4,630,757	2.57	4,922,264	2.64
Total Advances, par value	17,280,146	2.66	17,768,315	2.64
Unamortized discounts (including AHP)	(969)		(1,027)
Hedging adjustments	553,234		597,456
Unamortized deferred prepayment fees	209,897		202,958
Total Advances	$18,042,308		$18,567,702

We offer Advances to members that provide a member the right, based upon predetermined option exercise dates, to prepay the Advance prior to maturity without incurring prepayment or termination fees (callable Advances). At March 31, 2012 and December 31, 2011, we had such Advances outstanding of $3,334,185 and $3,805,175, respectively. All other Advances may only be prepaid by paying a fee (prepayment fee) that makes us financially indifferent to the prepayment of the Advance.

We offer putable and convertible Advances that contain embedded options. Under the terms of a putable Advance, we effectively purchase a put option from the member that allows us to put or extinguish the fixed-rate Advance to the member on predetermined exercise dates, and offer, subject to certain conditions, replacement funding at prevailing market rates. At March 31, 2012 and December 31, 2011, we had putable Advances outstanding totaling $472,250 and $581,750, respectively. Under the terms of a convertible Advance, we may convert an Advance from one interest-payment term structure to another. We had no convertible Advances outstanding at March 31, 2012 or December 31, 2011.

The following table presents Advances by the earlier of the year of contractual maturity or next call date and next put date:

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Put Date
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Overdrawn demand and overnight deposit accounts	$—	$145	$—	$145
Due in 1 year or less	4,649,049	4,233,303	3,124,139	2,867,703
Due after 1 year through 2 years	1,733,879	2,513,612	1,725,379	2,395,862
Due after 2 years through 3 years	1,861,722	2,020,525	1,853,722	2,012,525
Due after 3 years through 4 years	2,538,895	2,457,247	2,618,395	2,451,747
Due after 4 years through 5 years	3,891,254	3,416,569	3,512,254	3,327,569
Thereafter	2,605,347	3,126,914	4,446,257	4,712,764
Total Advances, par value	$17,280,146	$17,768,315	$17,280,146	$17,768,315

Prepayment Fees. When a borrower prepays an Advance, future income will be lower if the principal portion of the prepaid Advance is reinvested in lower-yielding assets that continue to be funded by higher-costing debt. To protect against this risk, we generally charge a prepayment fee. For the three months ended March 31, 2012, Advance prepayment fees excluding any associated hedging basis adjustments that were recorded in Prepayment Fees on Advances at the time of the prepayment were $891, compared to $1,175 for the three months ended March 31, 2011.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

In cases in which we fund a new Advance concurrent with or within a short period of time before or after the prepayment of an existing Advance and the Advance meets the accounting criteria to qualify as a modification of the prepaid Advance, the net prepayment fee on the prepaid Advance is deferred, recorded in the basis of the modified Advance, and amortized into Interest Income over the life of the modified Advance using the level-yield method. For the three months ended March 31, 2012, we deferred $20,799 of these gross Advance prepayment fees, compared to $594 for the three months ended March 31, 2011, to be recognized in Interest Income in the future.

Credit Risk Exposure and Security Terms. We lend to financial institutions involved in housing finance within our district according to Federal statutes, including the Bank Act. The Bank Act requires each FHLBank to hold, or have access to, collateral to secure its Advances.

At March 31, 2012 and December 31, 2011, we had a total of $7.8 billion and $8.0 billion, respectively, of Advances outstanding, at par, to single borrowers with balances that were greater than or equal to $1.0 billion. These Advances, representing 45% of total Advances at par outstanding on those dates, were made to four borrowers. At March 31, 2012 and December 31, 2011, we held $13.3 billion and $13.1 billion, respectively, of UPB of collateral to cover the Advances to these institutions.

We have policies and procedures in place that we believe appropriately manage credit risk. Such policies and procedures include requirements for physical possession or control of pledged collateral, restrictions on borrowing, verifications of collateral and continuous monitoring of borrowings and the borrower's financial condition and creditworthiness. We expect to collect all amounts due according to the contractual terms of our Advances, based on the collateral pledged to us as security for Advances, our credit analyses of our members' financial condition and our credit extension and collateral policies. For information related to our credit risk on Advances and allowance for credit losses, see Note 8 - Allowance for Credit Losses.

Note 7 - Mortgage Loans Held for Portfolio

The following tables present information on Mortgage Loans Held for Portfolio.

By Term	March 31, 2012	December 31, 2011
Fixed-rate medium-term (1) mortgages	$832,189	$835,737
Fixed-rate long-term (2) mortgages	4,962,690	5,079,166
Total Mortgage Loans Held for Portfolio, UPB	5,794,879	5,914,903
Unamortized premiums	61,050	55,682
Unamortized discounts	(17,269)	(16,971)
Hedging adjustments	5,022	4,828
Allowance for loan losses	(3,500)	(3,300)
Total Mortgage Loans Held for Portfolio, net	$5,840,182	$5,955,142

(1)	Medium-term is defined as an original term of 15 years or less.

(2)	Long-term is defined as an original term of greater than 15 years.

By Type	March 31, 2012	December 31, 2011
Conventional	$4,797,536	$4,895,073
FHA	997,343	1,019,830
Total Mortgage Loans Held for Portfolio, UPB	$5,794,879	$5,914,903
For information related to our credit risk on mortgage loans and allowance for credit losses, see Note 8 – Allowance for Credit Losses.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 8 - Allowance for Credit Losses

We have established an allowance methodology for each of our portfolio segments: credit products; term securities purchased under agreements to resell; term federal funds sold; government-guaranteed or insured Mortgage Loans Held for Portfolio; and conventional Mortgage Loans Held for Portfolio. A description of the allowance methodologies related to our portfolio segments is disclosed in Note 10 - Allowance for Credit Losses in our 2011 Form 10-K.

Credit Products. Using a risk-based approach, we consider the amount and quality of the collateral pledged and the borrower's financial condition to be indicators of credit quality on the borrower's credit products. At March 31, 2012 and December 31, 2011, we had rights to collateral on a member-by-member basis with an estimated value in excess of our outstanding extensions of credit.

At March 31, 2012 and December 31, 2011, we did not have any credit products that were past due, on non-accrual status, or considered impaired. In addition, there were no troubled debt restructurings related to credit products during the three months ended March 31, 2012 or 2011.

Based upon the collateral held as security, our credit extension and collateral policies, our credit analysis and the repayment history on credit products, we have not recorded any allowance for credit losses on credit products. At March 31, 2012 or December 31, 2011, no liability to reflect an allowance for credit losses for off-balance sheet credit exposures was recorded. For additional information about off-balance sheet credit exposure, see Note 15 - Commitments and Contingencies.

Term Securities Purchased Under Agreements to Resell and Term Federal Funds Sold. We held no term securities purchased under agreements to resell at March 31, 2012 or December 31, 2011. The Securities Purchased Under Agreements to Resell were all overnight investments at March 31, 2012. All investments in term federal funds sold as of March 31, 2012 and December 31, 2011 were repaid according to the contractual terms.

Mortgage Loans.

Government-Guaranteed or Insured. The servicer provides and maintains insurance or a guaranty from the FHA. Any losses incurred on such loans that are not recovered from the issuer or the guarantor are absorbed by the servicer. Therefore, we only have credit risk for these loans if the servicer fails to pay for losses not covered by insurance or guarantees. Based upon our assessment of our servicers, we did not establish an allowance for credit losses for government-guaranteed or -insured mortgage loans at March 31, 2012 or December 31, 2011. Further, due to the government guarantee or insurance, these mortgage loans are not placed on non-accrual status.

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

	Three Months Ended
	March 31,
Rollforward of Allowance	2012	2011
Allowance for loan losses on mortgage loans, beginning of the period	$3,300	$500
Charge-offs	(219)	(476)
Provision (reversal) for loan losses	419	976
Allowance for loan losses on mortgage loans, end of the period	$3,500	$1,000

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Allowance for Loan Losses	March 31, 2012	December 31, 2011
Conventional loans collectively evaluated for impairment	$2,161	$1,613
Conventional loans individually evaluated for impairment (1)	1,339	1,687
Total allowance for loan losses	$3,500	$3,300

Recorded Investment
Conventional loans collectively evaluated for impairment	$4,839,504	$4,934,077
Conventional loans individually evaluated for impairment (1)	4,084	2,496
Total recorded investment	$4,843,588	$4,936,573

(1)
Our conventional loans individually evaluated for impairment also include potential claims by servicers for any losses on $17,740 and $20,890 of principal that was paid in full by the servicers as of March 31, 2012 and December 31, 2011, respectively. This amount is not included in the recorded investment. The allowance for loan losses includes $1,325 and $1,678 for these potential claims as of March 31, 2012 and December 31, 2011, respectively.

Credit Enhancements. Our allowance for loan losses considers the credit enhancements associated with conventional mortgage loans under the MPP, which includes the original program and MPP Advantage. Any estimated losses that would be recovered from the credit enhancements are not reserved as part of our allowance for loan losses. The credit enhancements are applied to the estimated losses in the following order: any remaining borrower's equity, any applicable PMI up to coverage limits, any available funds remaining in the LRA, and any SMI coverage (not applicable to the MPP Advantage) up to the policy limits. Since we would bear any remaining loss, an estimate of the remaining loss is included in our allowance for loan losses.

The following table presents the impact of credit enhancements on the allowance:

	March 31, 2012	December 31, 2011
Estimated losses remaining after borrower's equity, before credit enhancements	$(52,381)	$(49,349)
Portion of estimated losses recoverable from PMI	7,135	6,570
Portion of estimated losses recoverable from LRA	10,557	11,659
Portion of estimated losses recoverable from SMI	31,189	27,820
Allowance for loan losses	$(3,500)	$(3,300)

The following table presents the changes in the LRA, which is recorded in Other Liabilities in the Statement of Condition:

Three Months Ended
LRA Activity	March 31, 2012
Balance of LRA, beginning of the period	$23,408
Additions	3,434
Claims paid	(2,318)
Distributions	(345)
Balance of LRA, end of the period	$24,179

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans (movement of loans through the various stages of delinquency), non-accrual loans and loans in process of foreclosure. The tables below present our key credit quality indicators for mortgage loans at March 31, 2012 and December 31, 2011:

Mortgage Loans Held for Portfolio as of March 31, 2012	Conventional Loans	FHA Loans	Total
Past due 30-59 days delinquent	$62,507	$34,008	$96,515
Past due 60-89 days delinquent	25,496	10,459	35,955
Past due 90 days or more delinquent	128,837	8,054	136,891
Total past due	216,840	52,521	269,361
Total current loans	4,626,748	971,393	5,598,141
Total mortgage loans, recorded investment	4,843,588	1,023,914	5,867,502
Net unamortized premiums	(22,131)	(21,650)	(43,781)
Hedging adjustments	(3,946)	(1,076)	(5,022)
Accrued interest receivable	(19,975)	(3,845)	(23,820)
Total Mortgage Loans Held for Portfolio, UPB	$4,797,536	$997,343	$5,794,879

Other delinquency statistics as of March 31, 2012
In process of foreclosure, included above (1)	$94,659	$—	$94,659
Serious delinquency rate (2)	2.66%	0.79%	2.33%
Past due 90 days or more still accruing interest (3)	$128,301	$8,054	$136,355
Loans on non-accrual status	1,108	—	1,108

Mortgage Loans Held for Portfolio as of December 31, 2011
Past due 30-59 days delinquent	$77,722	$50,969	$128,691
Past due 60-89 days delinquent	32,522	9,064	41,586
Past due 90 days or more delinquent	122,960	6,362	129,322
Total past due	233,204	66,395	299,599
Total current loans	4,703,369	980,033	5,683,402
Total mortgage loans, recorded investment	4,936,573	1,046,428	5,983,001
Net unamortized premiums	(17,102)	(21,609)	(38,711)
Hedging adjustments	(3,786)	(1,042)	(4,828)
Accrued interest receivable	(20,612)	(3,947)	(24,559)
Total Mortgage Loans Held for Portfolio, UPB	$4,895,073	$1,019,830	$5,914,903

Other delinquency statistics as of December 31, 2011
In process of foreclosure, included above (1)	$84,757	$—	$84,757
Serious delinquency rate (2)	2.49%	0.61%	2.16%
Past due 90 days or more still accruing interest (3)	$122,918	$6,362	$129,280
Loans on non-accrual status	239	—	239

(1)
Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported. Loans in process of foreclosure are included in past due categories depending on their delinquency status.

(2)
Represents loans 90 days or more past due (including loans in process of foreclosure) expressed as a percentage of the total recorded investment in mortgage loans. Many FHA loans are repurchased by the servicers when they reach 90 days or more delinquent status similar to the rules for servicers of Ginnie Mae mortgage-backed securities, resulting in the lower serious delinquency rate for FHA loans.

(3)
Although our past due scheduled/scheduled loans are classified as loans past due 90 days or more based on the mortgagee's payment status, we do not consider these scheduled/scheduled loans to be non-accrual.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Real Estate Owned. We did not have any MPP loans classified as real estate owned at March 31, 2012 or December 31, 2011, as the servicers foreclose in their name and then generally pay off the delinquent loans at the completion of the foreclosure or liquidation of the foreclosed properties. Subsequently, the servicers may submit claims to us for any losses on these previously paid-off loans, which are incorporated in the determination of our allowance for loan losses.

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

The table below presents the recorded investment on the performing and non-performing troubled debt restructurings.

	March 31, 2012
Recorded Investment	Performing	Non-Performing (1)	Total
Conventional loans	$3,279	$805	$4,084

(1)	Represents loans on non-accrual status.

During the three months ended March 31, 2012, we had nine troubled debt restructurings. The table below presents the financial effect of the modifications for the three months ended March 31, 2012. The pre- and post-modification amounts represent the amount of recorded investment as of the date the loans were modified.

	Three Months Ended
	March 31, 2012
Troubled Debt Restructurings at Modification Date	Pre-Modification	Post-Modification
Conventional loans	$1,495	$1,598

During the three months ended March 31, 2012, six conventional MPP loans were modified as troubled debt restructurings within the previous 12 months and experienced a subsequent payment default. The recorded investment of these loans was $778 at March 31, 2012.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

A loan considered to be a troubled debt restructuring is individually evaluated for impairment when determining its related allowance for credit losses. The tables below present the conventional loans individually evaluated for impairment that were considered impaired as of March 31, 2012. The first table presents the recorded investment, UPB and related allowance associated with these loans while the second table presents the average recorded investment of individually impaired loans and related interest income recognized. We had no individually impaired loans for the three months ended March 31, 2011.

	March 31, 2012
Individually Evaluated Loans	Recorded Investment	UPB	Related Allowance for Loan Losses
Conventional loans without allowance for loan losses	$3,279	$3,247	$—
Conventional loans with allowance for loan losses	805	801	14
Total	$4,084	$4,048	$14

	Three Months Ended
	March 31, 2012
Individually Impaired Loans	Average Recorded Investment	Interest Income Recognized
Conventional loans without allowance for loan losses	$3,251	$40
Conventional loans with allowance for loan losses	791	8
Total	$4,042	$48

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 9 - Derivatives and Hedging Activities

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

	Notional	Fair Value	Fair Value
	Amount of	of Derivative	of Derivative
March 31, 2012	Derivatives	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest-rate swaps	$33,693,289	$85,638	$904,650
Total derivatives designated as hedging instruments	33,693,289	85,638	904,650
Derivatives not designated as hedging instruments:
Interest-rate swaps	297,500	333	613
Interest-rate caps/floors	326,000	2,006	—
Interest-rate futures/forwards	143,900	—	197
Mortgage delivery commitments	139,510	189	444
Total derivatives not designated as hedging instruments	906,910	2,528	1,254
Total derivatives before adjustments	$34,600,199	88,166	905,904
Netting adjustments		(87,849)	(87,849)
Cash collateral and related accrued interest		—	(692,620)
Total adjustments (1)		(87,849)	(780,469)
Total derivatives, net		$317	$125,435

December 31, 2011
Derivatives designated as hedging instruments:
Interest-rate swaps	$33,849,773	$74,405	$969,179
Total derivatives designated as hedging instruments	33,849,773	74,405	969,179
Derivatives not designated as hedging instruments:
Interest-rate swaps	764,477	128	616
Interest-rate caps/floors	305,000	2,190	—
Interest-rate futures/forwards	70,300	—	763
Mortgage delivery commitments	68,069	417	—
Total derivatives not designated as hedging instruments	1,207,846	2,735	1,379
Total derivatives before adjustments	$35,057,619	77,140	970,558
Netting adjustments		(76,647)	(76,647)
Cash collateral and related accrued interest		—	(719,338)
Total adjustments (1)		(76,647)	(795,985)
Total derivatives, net		$493	$174,573

(1)
Amounts represent the effect of legally enforceable master netting agreements that allow us to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents the components of Net Gains (Losses) on Derivatives and Hedging Activities reported in Other Income (Loss):

	Three Months Ended
	March 31,
Type of Hedge	2012	2011
Net gain (loss) related to fair-value hedge ineffectiveness:
Interest-rate swaps	$2,430	$85
Interest-rate futures/forwards	—	(45)
Total net gain (loss) related to fair-value hedge ineffectiveness	2,430	40
Net gain (loss) for derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	184	168
Interest-rate caps/floors	(402)	(333)
Interest-rate futures/forwards	(435)	69
Net interest settlements	(5)	23
Mortgage delivery commitments	(596)	(94)
Total net gain (loss) for derivatives not designated as hedging instruments	(1,254)	(167)
Net Gains (Losses) on Derivatives and Hedging Activities	$1,176	$(127)

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedging relationships and the effect of those derivatives on Net Interest Income:

	Gain (Loss)	Gain (Loss)	Net Fair-	Effect on
	on	on Hedged	Value Hedge	Net Interest
Three Months Ended March 31, 2012	Derivative	Item	Ineffectiveness	Income (1)
Advances	$34,415	$(31,749)	$2,666	$(60,669)
CO Bonds	8,354	(9,485)	(1,131)	14,321
MPP (2)	—	—	—	—
AFS securities	15,586	(14,691)	895	(17,049)
Total	$58,355	$(55,925)	$2,430	$(63,397)

Three Months Ended March 31, 2011
Advances	$62,247	$(61,611)	$636	$(81,394)
CO Bonds	(21,829)	21,110	(719)	32,174
MPP (2)	(422)	377	(45)	(281)
AFS securities	20,164	(19,996)	168	(17,764)
Total	$60,160	$(60,120)	$40	$(67,265)

(1)
The net interest on derivatives in fair-value hedging relationships is recorded in the Interest Income / Interest Expense line item of the respective hedged item, which results in fully offsetting amounts, except to the extent of any hedge ineffectiveness.

(2)	The effect of MPP hedges on Net Interest Income includes derivatives and the related hedged items in both fair-value and economic hedging relationships.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Managing Credit Risk on Derivatives. The following table presents our credit risk exposure on derivative instruments, excluding circumstances where a counterparty's pledged collateral to us exceeds our net position. Amounts represent the effect of legally enforceable master netting agreements that allow us to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

Credit Risk Exposure	March 31, 2012	December 31, 2011
Total net exposure at fair value	$317	$493
Cash collateral held	—	—
Net positive exposure after cash collateral	317	493
Other collateral	—	—
Net exposure after collateral	$317	$493

The net exposure at fair value includes accrued interest payable of $37 and accrued interest receivable of $70 at March 31, 2012 and December 31, 2011, respectively. Based on credit analyses and collateral requirements, our management does not anticipate any credit losses on our derivative agreements.

We have credit support agreements that contain provisions requiring us to post additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating is lowered by a major credit rating agency, we could be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate estimated fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest on cash collateral) at March 31, 2012 was $817,414, for which we have posted collateral, including accrued interest, with an estimated fair value of $692,620 in the normal course of business. In addition, we held other derivative instruments in a net liability position of $641 that are not subject to credit support agreements containing credit-risk related contingent features. If our credit rating had been lowered by a major credit rating agency (from AA+ to AA), we would have been required to deliver no additional collateral (at estimated fair value) to our derivative counterparties at March 31, 2012.

Note 10 - Consolidated Obligations

Consolidated Obligations are backed only by the financial resources of the FHLBanks. Although we are primarily liable for our portion of Consolidated Obligations (i.e., those issued on our behalf), we are also jointly and severally liable with the other 11 FHLBanks for the payment of the principal and interest on all Consolidated Obligations of each of the FHLBanks. No FHLBank has ever been asked or required to repay the principal or interest on any Consolidated Obligation on behalf of another FHLBank, and we do not believe that it is probable that we will be asked to do so. The par values of the 12 FHLBanks' outstanding Consolidated Obligations, including Consolidated Obligations held by other FHLBanks, were approximately $658.0 billion and $691.9 billion at March 31, 2012 and December 31, 2011, respectively.

Discount Notes. Our participation in Discount Notes, all of which are due within one year of issuance, was as follows:

Discount Notes	March 31, 2012	December 31, 2011
Book value	$5,968,864	$6,536,109
Par value	5,969,400	6,536,400
Weighted average effective interest rate	0.11%	0.07%

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

CO Bonds. The following table presents our participation in CO Bonds outstanding:

	March 31, 2012		December 31, 2011
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$16,387,600	0.49	$17,071,550	0.54
Due after 1 year through 2 years	3,203,625	1.38	3,346,675	1.60
Due after 2 years through 3 years	1,540,000	2.58	1,448,150	2.67
Due after 3 years through 4 years	965,050	2.23	790,400	2.60
Due after 4 years through 5 years	850,600	2.70	796,400	3.15
Thereafter	6,314,650	3.95	6,839,150	3.88
Total CO Bonds, par value	29,261,525	1.57	30,292,325	1.63
Unamortized bond premiums	41,191		41,393
Unamortized bond discounts	(19,579)		(20,374)
Hedging adjustments	54,335		44,866
Total CO Bonds	$29,337,472		$30,358,210

The following tables present our participation in CO Bonds outstanding by redemption feature and contractual maturity or next call date:

Redemption Feature	March 31, 2012	December 31, 2011
Non-callable	$23,008,325	$22,156,325
Callable	6,253,200	8,136,000
Total CO Bonds, par value	$29,261,525	$30,292,325

Year of Contractual Maturity or Next Call Date	March 31, 2012	December 31, 2011
Due in 1 year or less	$20,933,800	$22,188,550
Due after 1 year through 2 years	3,080,625	3,145,675
Due after 2 years through 3 years	1,291,000	1,137,150
Due after 3 years through 4 years	743,050	540,400
Due after 4 years through 5 years	401,600	475,400
Thereafter	2,811,450	2,805,150
Total CO Bonds, par value	$29,261,525	$30,292,325

Note 11 - Capital

We are subject to capital requirements under our capital plan and the Finance Agency rules and regulations as further disclosed in Note 16 - Capital in our 2011 Form 10-K. As presented in the following table, we were in compliance with the Finance Agency's capital requirements at March 31, 2012 and December 31, 2011. For regulatory purposes, AOCI is not considered capital; MRCS, however, is considered capital.

	March 31, 2012		December 31, 2011
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$797,760	$2,549,682	$624,220	$2,514,614
Regulatory permanent capital-to-asset ratio	4.00%	6.46%	4.00%	6.23%
Regulatory permanent capital	$1,578,774	$2,549,682	$1,615,020	$2,514,614
Leverage ratio	5.00%	9.69%	5.00%	9.34%
Leverage capital	$1,973,468	$3,824,523	$2,018,774	$3,771,921

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Mandatorily Redeemable Capital Stock. At March 31, 2012 and December 31, 2011, we had $457.4 million and $453.9 million, respectively, in capital stock subject to mandatory redemption, which is classified as a liability in the Statement of Condition.

There were 28 and 27 former members holding MRCS at March 31, 2012 and December 31, 2011, respectively, both of which include nine institutions that were members at the time of their acquisition by the FDIC in its capacity as receiver. As of March 31, 2012, MRCS contractually due to be redeemed within the following 12-month period totaled $48,234.

The following table presents distributions on MRCS:

	Three Months Ended
	March 31,
Distributions	2012	2011
Recorded as Interest Expense	$3,911	$4,825
Recorded as distributions from Retained Earnings	27	—
Total	$3,938	$4,825

The distributions from Retained Earnings represent dividends paid to former members for the portion of the previous quarterly period that they were members. The amounts charged to Interest Expense represent distributions to former members for the portion of the period they were not members.

Excess Capital Stock. Excess capital stock is defined as the amount of stock held by a member or former member in excess of that institution's minimum stock requirement. Finance Agency rules limit the ability of an FHLBank to create member excess stock under certain circumstances, including if excess stock exceeds 1% of Total Assets or if the issuance of excess stock would cause excess stock to exceed 1% of Total Assets. Our excess stock totaled $0.9 billion at March 31, 2012, which equaled approximately 2% of our Total Assets. Therefore, we are currently not permitted to issue new excess stock to members or distribute stock dividends.

Note 12 - Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the components of AOCI for the three months ended March 31, 2011 and 2012:

	Unrealized Gains (Losses) on AFS Securities (Note 3)	Non-Credit OTTI on AFS Securities (Note 3)	Non-Credit OTTI on HTM Securities (Note 4)	Pension Benefits	Total AOCI
Balance, December 31, 2010	$(4,615)	$(68,806)	$(7,056)	$(9,769)	$(90,246)
Other Comprehensive Income (Loss)	4,263	24,512	1,070	292	30,137
Balance, March 31, 2011	$(352)	$(44,294)	$(5,986)	$(9,477)	$(60,109)

Balance, December 31, 2011	$15,080	$(119,274)	$(392)	$(8,955)	$(113,541)
Other Comprehensive Income (Loss)	(3,416)	34,012	23	308	30,927
Balance, March 31, 2012	$11,664	$(85,262)	$(369)	$(8,647)	$(82,614)

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

•	MPP, which consists of mortgage loans purchased from our members.

The following table presents our financial performance by operating segment:

Three Months Ended March 31, 2012	Traditional	MPP	Total
Net Interest Income	$40,773	$22,070	$62,843
Provision for Credit Losses	—	419	419
Other Income (Loss)	(323)	(1,030)	(1,353)
Other Expenses	13,346	1,234	14,580
Income Before Assessments	27,104	19,387	46,491
Total Assessments	3,101	1,939	5,040
Net Income	$24,003	$17,448	$41,451

Three Months Ended March 31, 2011
Net Interest Income	$34,679	$25,566	$60,245
Provision for Credit Losses	—	976	976
Other Income (Loss)	(18,052)	(70)	(18,122)
Other Expenses	12,234	1,331	13,565
Income Before Assessments	4,393	23,189	27,582
Total Assessments	1,560	6,152	7,712
Net Income	$2,833	$17,037	$19,870

The following table presents asset balances by segment:

By Date	Traditional	MPP	Total
March 31, 2012	$33,629,179	$5,840,182	$39,469,361
December 31, 2011	34,420,348	5,955,142	40,375,490

The estimates used to allocate indirect overhead costs to the MPP segment were refined during the first quarter of 2012. This change resulted in a higher proportion of total Other Expenses being allocated to the MPP segment, but no change to total Other Expenses. The related prior period amounts have been adjusted accordingly for the purposes of comparability. For the three months ended March 31, 2011, Other Expenses in the MPP segment increased, and Other Expenses in the Traditional segment decreased, by $722.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 14 - Estimated Fair Values

The estimated fair value amounts, recorded on the Statement of Condition and presented in the note disclosures, have been determined by using available market information and our best judgment of appropriate valuation methods. These estimates are based on pertinent information available to us at March 31, 2012 and December 31, 2011. Although we use our best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these estimated fair values may not be indicative of the amounts that would have been realized in market transactions at the reporting dates.

The following table presents the carrying value and estimated fair value of financial assets and liabilities. The estimated fair values do not represent an estimate of our overall market value as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities among other considerations:

	March 31, 2012
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustment (1)
Assets:
Cash and Due from Banks	$301,367	$301,367	$301,367	$—	$—	$—
Interest-Bearing Deposits	144	144	—	144	—	—
Securities Purchased Under Agreements to Resell	1,750,000	1,750,000	—	1,750,000	—	—
Federal Funds Sold	2,105,000	2,105,000	—	2,105,000	—	—
AFS securities	3,336,755	3,336,755	—	2,722,225	614,530	—
HTM securities	7,957,238	8,112,824	—	7,751,266	361,558	—
Advances	18,042,308	18,225,141	—	18,225,141	—	—
Mortgage Loans Held for Portfolio, net	5,840,182	6,235,458	—	6,235,458	—	—
Accrued Interest Receivable	88,776	88,776	—	88,776	—	—
Derivative Assets	317	317	—	88,166	—	(87,849)
Grantor Trust Assets (included in Other Assets)	13,957	13,957	13,957	—	—	—

Liabilities:
Deposits	1,312,282	1,312,186	—	1,312,186	—	—
Consolidated Obligations:
Discount Notes	5,968,864	5,969,400	—	5,969,400	—	—
CO Bonds	29,337,472	30,015,653	—	30,015,653	—	—
Accrued Interest Payable	103,142	103,142	—	103,142	—	—
Derivative Liabilities	125,435	125,435	—	905,904	—	(780,469)
MRCS	457,425	457,425	457,425	—	—	—

(1)
Amounts represent the effect of legally enforceable master netting agreements that allow us to net settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same counterparties.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

	December 31, 2011
	Carrying	Estimated
Financial Instruments	Value	Fair Value
Assets:
Cash and Due from Banks	$512,682	$512,682
Interest-Bearing Deposits	15	15
Federal Funds Sold	3,422,000	3,422,019
AFS securities	2,949,446	2,949,446
HTM securities	8,832,178	8,972,081
Advances	18,567,702	18,787,663
Mortgage Loans Held for Portfolio, net	5,955,142	6,378,449
Accrued Interest Receivable	87,314	87,314
Derivative Assets	493	493
Grantor Trust Assets (included in Other Assets)	13,016	13,016

Liabilities:
Deposits	629,466	629,466
Consolidated Obligations:
Discount Notes	6,536,109	6,536,249
CO Bonds	30,358,210	31,083,104
Accrued Interest Payable	102,060	102,060
Derivative Liabilities	174,573	174,573
MRCS	453,885	453,885

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

The fair value hierarchy prioritizes the inputs used to measure fair value into three broad levels:

Level 1 Inputs. Quoted prices (unadjusted) for identical assets or liabilities in an active market that we can access on the measurement date.

Level 2 Inputs. Inputs other than quoted prices within Level 1 that are observable inputs for the asset or liability, either directly or indirectly. If the asset or liability has a specified or contractual term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include the following: (i) quoted prices for similar assets or liabilities in active markets; (ii) quoted prices for identical or similar assets or liabilities in markets that are not active; (iii) inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves that are observable at commonly quoted intervals and implied volatilities); and (iv) inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 Inputs. Unobservable inputs for the asset or liability.

We review the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. Such reclassifications are reported as transfers in/out at estimated fair value as of the beginning of the quarter in which the changes occur. There were no such transfers during the three months ended March 31, 2012 and 2011.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Summary of Valuation Techniques and Significant Inputs. A description of the valuation techniques and significant inputs is disclosed in Note 20 - Estimated Fair Values in our 2011 Form 10-K, and no changes have been made in the current year, except as disclosed below. The information disclosed below provides further detail on certain significant inputs.

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

The inputs used to determine the estimated fair value of Advances are as follows:

•
LIBOR Swap Curve. We use the LIBOR swap curve, which represents the fixed rates where fixed rate payments are swapped in exchange for payments of three-month LIBOR, based on our use of the LIBOR swap curve to determine current Advance rates.

•
Volatility assumption. To estimate the fair value of Advances with optionality, we use market-based expectations of future interest rate volatility implied from current market prices for certain benchmark options.

•
Spread adjustment. Represents an adjustment to the LIBOR swap curve. The spreads are calculated for various structures of Advances using current Advance pricing indications provided by internal Treasury personnel.

Deposits. The estimated fair values of deposits are approximately equal to the carrying values of the deposits because the deposits are primarily overnight deposits or due on demand. We determine the estimated fair value of term deposits by calculating the value assuming next-day maturity and using the LIBOR swap curve.

Consolidated Obligations. Beginning in the first quarter of 2012, we determine the estimated fair value of CO Bonds by using prices received from pricing services and we assume the estimated fair value of Discount Notes is equal to par value due to their short-term nature. We previously used an internal valuation model and related market-based inputs. These changes did not have a significant impact on the estimated fair values of our Consolidated Obligations as of March 31, 2012.

The estimated fair value incorporates prices from up to three designated third-party pricing vendors, when available. These pricing vendors use various proprietary models to price CO Bonds. The inputs to those models are derived from various sources including, but not limited to, benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers, and other market-related data. Since many CO Bonds do not trade on a daily basis, the pricing vendors use available information, as applicable, such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual CO Bonds. Each pricing vendor has an established challenge process in place for all valuations, which facilitates resolution of potentially erroneous prices identified by us.

We conducted reviews of the three pricing vendors to confirm and further augment our understanding of the vendors' pricing processes, methodologies and control procedures for CO Bonds.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Our valuation technique for estimating the fair values of CO Bonds first requires the establishment of a "median" price for each CO Bond. If three prices were received, the middle price was used; if two prices were received, the average of the two prices was used; and if one price was received, it was used subject to some type of validation. All prices that are within a specified tolerance threshold of the median price are included in the cluster of prices that are averaged to compute a default price. Prices that are outside the threshold ("outliers") are subject to further review (that may include, but is not limited to comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates, and option adjusted spread comparison) to determine if an outlier is a better estimate of fair value. If an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price as appropriate) is used as the final price rather than the default price. If, on the other hand, the analysis confirms that an outlier (or outliers) is (are) in fact not representative of estimated fair value and the default price is the best estimate, then the default price is used as the final price. If all prices received for a CO Bond are outside the tolerance threshold level of the median price, then there is no default price, and the final price is determined by an evaluation of all outlier prices as described above. In all cases, the final price is used to determine the estimated fair value of the CO Bond.

As of March 31, 2012, three prices were received for substantially all of our CO Bonds and the final prices for substantially all of those were computed by averaging the three prices. Based on our reviews of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, our additional analyses), we believe our final estimated prices result in reasonable estimates of fair value and, further, that the fair value measurements are classified appropriately in the fair value hierarchy.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Estimated Fair Value on a Recurring Basis. The following tables present the estimated fair value of financial assets and liabilities by level within the fair value hierarchy which are recorded at estimated fair value on a recurring basis on our Statement of Condition:

					Netting
March 31, 2012	Total	Level 1	Level 2	Level 3	Adjustment (1)
AFS securities:
GSE debentures	$2,401,196	$—	$2,401,196	$—	$—
TLGP debentures	321,029	—	321,029	—	—
Private-label RMBS	614,530	—	—	614,530	—
Total AFS securities	3,336,755	—	2,722,225	614,530	—
Derivative Assets:
Interest-rate related	128	—	87,977	—	(87,849)
Interest-rate futures/forwards	—	—	—	—	—
Mortgage delivery commitments	189	—	189	—	—
Total Derivative Assets	317	—	88,166	—	(87,849)
Grantor Trust Assets (included in Other Assets)	13,957	13,957	—	—	—
Total recurring assets at estimated fair value	$3,351,029	$13,957	$2,810,391	$614,530	$(87,849)

Derivative Liabilities:
Interest-rate related	$124,794	$—	$905,263	$—	$(780,469)
Interest-rate futures/forwards	197	—	197	—	—
Mortgage delivery commitments	444	—	444	—	—
Total Derivative Liabilities	125,435	—	905,904	—	(780,469)
Total recurring liabilities at estimated fair value	$125,435	$—	$905,904	$—	$(780,469)

December 31, 2011
AFS securities:
GSE debentures	$2,025,695	$—	$2,025,695	$—	$—
TLGP debentures	322,442	—	322,442	—	—
Private-label RMBS	601,309	—	—	601,309	—
Total AFS securities	2,949,446	—	2,348,137	601,309	—
Derivative Assets:
Interest-rate related	76	—	76,723	—	(76,647)
Interest-rate futures/forwards	—	—	—	—	—
Mortgage delivery commitments	417	—	417	—	—
Total Derivative Assets	493	—	77,140	—	(76,647)
Grantor Trust Assets (included in Other Assets)	13,016	13,016	—	—	—
Total recurring assets at estimated fair value	$2,962,955	$13,016	$2,425,277	$601,309	$(76,647)

Derivative Liabilities:
Interest-rate related	$173,810	$—	$969,795	$—	$(795,985)
Interest-rate futures/forwards	763	—	763	—	—
Mortgage delivery commitments	—	—	—	—	—
Total Derivative Liabilities	174,573	—	970,558	—	(795,985)
Total recurring liabilities at estimated fair value	$174,573	$—	$970,558	$—	$(795,985)

(1)
Amounts represent the effect of legally enforceable master netting agreements that allow us to net settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same counterparties.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The table below presents a reconciliation of our AFS private-label RMBS measured at estimated fair value on a recurring basis using Level 3 significant inputs.

Three Months Ended
Estimated Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	March 31, 2012
Balance, beginning of period	$601,309
Total realized and unrealized gains (losses):
Net gains on sale of AFS securities	—
Accretion of credit losses in Net Interest Income	375
Net gains (losses) on changes in fair value in Other Income (Loss)	(3,286)
Non-credit portion in OCI	—
Net change in fair value not in excess of cumulative non-credit losses in OCI	26,602
Unrealized gains (losses) in OCI	4,124
Reclassification of non-credit portion to Other Income (Loss) in OCI	3,286
Purchases, issuances, sales and settlements:
Sales	—
Settlements	(17,880)
Transfers from HTM to AFS securities	—
Balance, end of period	$614,530

Net gains (losses) included in earnings attributable to changes in fair value relating to assets still held at end of period.	$(2,911)

Three Months Ended
Estimated Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	March 31, 2011
Balance, beginning of period	$982,541
Total realized and unrealized gains (losses):
Net gains on sale of AFS securities	—
Net gains (losses) on changes in fair value in Other Income (Loss)	(17,161)
Included in OCI	24,512
Purchases, issuances, sales and settlements:
Sales	—
Settlements	(57,053)
Transfers from HTM to AFS securities	—
Balance, end of period	$932,839

Net gains (losses) included in earnings attributable to changes in fair value relating to assets still held at end of period.	$(17,161)

Estimated Fair Value on a Nonrecurring Basis. We measure certain HTM securities at estimated fair value on a nonrecurring basis. These assets are not carried at estimated fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances (e.g., when there is evidence of OTTI).

The table below presents the estimated fair value of HTM securities by level within the fair value hierarchy that are recorded at estimated fair value on a nonrecurring basis at March 31, 2012 and December 31, 2011.

March 31, 2012	Total	Level 1	Level 2	Level 3
Private-label RMBS	$1,243	$—	$—	$1,243
Total nonrecurring assets at estimated fair value	$1,243	$—	$—	$1,243

December 31, 2011
Home equity loan ABS	$588	$—	$—	$588
Total nonrecurring assets at estimated fair value	$588	$—	$—	$588

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 15 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts:

	March 31, 2012			December 31, 2011
By Commitment	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding	$342,398	$269,166	$611,564	$240,599	$271,567	$512,166
Unused lines of credit	790,238	—	790,238	780,409	—	780,409
Commitments to fund additional Advances (1)	4,060	—	4,060	12,052	—	12,052
Commitment to fund or purchase mortgage loans	139,510	—	139,510	68,069	—	68,069
Unsettled CO Bonds, at par (2)	410,000	—	410,000	275,000	—	275,000

(1)
Commitments to fund additional Advances are generally for periods up to 6 months. Includes $420 of outstanding commitments to issue standby letters of credit at March 31, 2012 and $0 at December 31, 2011.

(2)	Unsettled CO Bonds of $360,000 and $250,000 at March 31, 2012 and December 31, 2011, respectively, were hedged with associated interest-rate swaps.

Commitments to Extend Credit. A standby letter of credit is a financing arrangement between us and one of our members and is executed for members for a fee. Commitments to extend credit are fully collateralized at the time of issuance. If we are required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized Advance to the member. The original terms of these standby letters of credit, including related commitments, range from 3 months to 20 years, including a final expiration in 2029. The carrying value of guarantees related to standby letters of credit is recorded in Other Liabilities and totaled $3,333 and $3,580 at March 31, 2012 and December 31, 2011, respectively. See Note 6 - Advances and Note 8 - Allowance for Credit Losses for more information.

Pledged Collateral. We generally execute derivatives with large banks and major broker-dealers and generally enter into bilateral pledge (collateral) agreements. We had pledged $692,543 and $719,292 of cash collateral, at par, at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012 and December 31, 2011, we had not pledged any securities as collateral.

Legal Proceedings. We are subject to legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on our financial condition or results of operations.

Additional discussion of other commitments and contingencies is provided in Note 6 - Advances; Note 7 - Mortgage Loans Held for Portfolio; Note 9 - Derivatives and Hedging Activities; Note 10 - Consolidated Obligations; Note 11 - Capital; and Note 14 - Estimated Fair Values.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 16 - Transactions with Related Parties

For purposes of these financial statements, we define related parties as those members and former members and their affiliates with capital stock outstanding in excess of 10% of our total outstanding Capital Stock and MRCS. Transactions with such members are entered into in the normal course of business and are subject to the same eligibility and credit criteria, as well as the same terms and conditions, as other similar transactions.

The following table presents outstanding balances with respect to transactions with related parties.

	Capital Stock, including MRCS		Advances		Mortgage Loans Held for Portfolio
March 31, 2012	Balance, par value	% of Total	Balance, par value	% of Total	Balance, UPB	% of Total
Flagstar Bank, FSB	$301,737	15%	$3,591,000	21%	$737,112	13%
Bank of America, N.A. (1)	224,921	11%	400,000	2%	1,524,959	26%
Total	$526,658	26%	$3,991,000	23%	$2,262,071	39%

December 31, 2011
Flagstar Bank, FSB	$301,737	15%	$3,953,000	22%	$752,284	13%
Bank of America, N.A. (1)	224,921	11%	400,000	2%	1,641,156	27%
Total	$526,658	26%	$4,353,000	24%	$2,393,440	40%

(1)	Former member

During the three months ended March 31, 2012 and 2011, we had net Advances to (repayments from) related parties as follows:

	Three Months Ended
	March 31,
Related Party	2012	2011
Flagstar Bank, FSB	$(362,000)	$(326,477)
Bank of America, N.A. (1)	—	—

(1)	Former member

During the three months ended March 31, 2012 and 2011, we acquired mortgage loans from related parties as follows:

	Three Months Ended
	March 31,
Related Party	2012	2011
Flagstar Bank, FSB	$—	$81,260
Bank of America, N.A. (1)	—	—

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

The following table presents outstanding balances with our directors' financial institutions.

	Capital Stock, including MRCS		Advances		Mortgage Loans Held for Portfolio
Date	Balance, par value	% of Total	Balance, par value	% of Total	Balance, UPB	% of Total
March 31, 2012	$66,652	3%	$539,347	3%	$45,328	1%
December 31, 2011	66,652	3%	543,309	3%	42,746	1%

During the three months ended March 31, 2012 and 2011, we had net Advances to (repayments from) directors' financial institutions and we acquired mortgage loans from directors' financial institutions, taking into account the dates of the directors' appointments and resignations, as follows:

	Three Months Ended
	March 31,
Transaction	2012	2011
Net Advances to (repayments from) directors' financial institutions	$(3,961)	$(24,510)
Mortgage loans acquired from directors' financial institutions	4,901	2,254

GLOSSARY OF TERMS

ABS: Asset-backed securities
Advances: Secured loans to members, former members or housing associates
AFS: Available-for-sale
AHP: Affordable Housing Program
AOCI: Accumulated Other Comprehensive Income (Loss)
Bank Act: Federal Home Loan Bank Act of 1932, as amended
CFTC: Commodity Futures Trading Commission
CO Bonds: Consolidated Obligation Bonds
Consolidated Obligations: CO Bonds and Discount Notes
Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted July 21, 2010, as amended
Exchange Act: Securities Exchange Act of 1934, as amended
Fannie Mae: Federal National Mortgage Association
FASB: Financial Accounting Standards Board
FDIC: Federal Deposit Insurance Corporation
FHA: Federal Housing Administration
FHLBank: A Federal Home Loan Bank
FHLBanks: The 12 Federal Home Loan Banks or subset thereof
FHLBank System: The 12 FHLBanks and the Office of Finance
Finance Agency: Federal Housing Finance Agency
Fitch: Fitch Ratings, Inc.
FOMC: Federal Open Market Committee
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
GSE: Government-sponsored enterprise
HERA: Housing and Economic Recovery Act of 2008, as amended
HTM: Held-to-maturity
JCE Agreement: Joint Capital Enhancement Agreement, as amended
LIBOR: London Interbank Offered Rate
LRA: Lender risk account
MBS: Mortgage-backed securities
MCC: Master Commitment Contract
Moody's: Moody's Investor Services
MPP: Mortgage Purchase Program
MRCS: Mandatorily Redeemable Capital Stock
NRSRO: Nationally Recognized Statistical Rating Organization
OCI: Other Comprehensive Income (Loss)
OTTI: Other-than-temporary impairment or impaired (as the context indicates)
PMI: Primary mortgage insurance
REFCORP: Resolution Funding Corporation
RMBS: Residential mortgage-backed securities
S&P: Standard & Poor's Rating Service
SEC: Securities and Exchange Commission
SMI: Supplemental mortgage insurance
TBA: To Be Announced
TLGP: The FDIC's Temporary Liquidity Guarantee Program
UPB: Unpaid principal balance
VaR: Value at risk
WAIR: Weighted average interest rate

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Presentation

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read along with our 2011 Form 10-K and the financial statements and related footnotes contained in Item 1. Financial Statements.

As used in this Form 10-Q, unless the context otherwise requires, the terms "we," "us," and "our" refer to the Federal Home Loan Bank of Indianapolis. We use certain acronyms and terms throughout this Form 10-Q which are defined in the Glossary of Terms located in Item 1. Financial Statements.

Unless otherwise stated, amounts in this Item 2 are rounded to the nearest million; therefore, dollar amounts of less than one million may not be reflected in this report and, due to rounding, may not appear to agree to the amounts presented in thousands in the Financial Statements and Notes to Financial Statements. Amounts used to calculate dollar and percentage changes are based on numbers in the thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

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

•	negative adjustments in the FHLBanks' credit ratings that could adversely impact the pricing and marketability of our Consolidated Obligations, products, or services;

•	risk of loss should one or more of the FHLBanks be unable to repay its participation in the Consolidated Obligations, or otherwise be unable to meet its financial obligations;

•	ability to attract and retain skilled individuals in order to fulfill an anticipated increase in staffing needs;

•	ability to develop and support technology and information systems sufficient to effectively manage the risks of our business;

•	changes in terms of interest-rate exchange agreements and similar agreements;

•	risk of loss arising from natural disasters, acts of war or acts of terrorism; and

•	changes in or differing interpretations of accounting guidance.

Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make through reports filed with the SEC in the future, including our Form 10-K's, Form 10-Q's and Form 8-K's.

Executive Summary

Overview. We are a regional wholesale bank that makes Advances, purchases mortgages and other investments, and provides other financial services to our member financial institutions. These member financial institutions can consist of federally-insured depository institutions (including commercial banks, thrifts, and credit unions), community development financial institutions and insurance companies. All member financial institutions are required to purchase shares of our Class B Capital Stock as a condition of membership. Our public policy mission is to facilitate and expand the availability of financing for housing and community development. We seek to achieve our mission by providing products and services to our members in a safe, sound, and profitable manner, and by generating a competitive return on their capital investment. See Item 1. Business - Background Information in our 2011 Form 10-K for more information.

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

The United States economy entered a recession in December 2007, which ended in June 2009. Although the United States economy has begun to show signs of improvement, many of the effects of the recession and the world-wide financial crisis continued in the United States during the first quarter of 2012, including serious pressures on earnings and capital at many financial institutions, high unemployment rates, high levels of mortgage delinquencies and foreclosures, and a depressed housing market. Home prices continue to be depressed as housing supply remains very high, housing demand is weak and loan originations and sales volumes remain low. Sales of distressed properties, such as foreclosures, real estate owned by financial institutions, and short sales by borrowers behind on their mortgage payments, have adversely affected the housing market. Foreclosure workout times have increased, and the current outlook for resolving the backlog of foreclosed properties remains uncertain.

Many of the effects of the world-wide financial crisis have also continued to affect the global economy during the first quarter of 2012. In late 2011 and early 2012, all three of the major NRSROs announced ratings downgrades on Eurozone countries, or have placed them on review for possible downgrade, citing concerns about European central bank lending, rising yields on bonds issued by top-rated sovereigns, the ongoing political deadlock over how to deal with the crisis, high levels of government and household debt and the increased risk of a European recession in 2012, which could potentially affect other economies.

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

The Bureau of Labor Statistics reported that Michigan's preliminary unemployment rate equaled 8.5% for March 2012, while Indiana's preliminary rate was 8.2%, which equals the United States rate of 8.2%. According to information provided by LPS Applied Analytics for February 2012, Indiana had a non-current mortgage rate (loans past due 30 days or more) of 13.4%, and Michigan had a non-current mortgage rate of 10.9%, compared to the national rate of 11.7%.

In its most recent forecast, the Center for Econometric Research at Indiana University predicts that the Indiana economy will achieve slow, steady growth, with rising employment and personal income and a decline in the unemployment rate. The most recent forecast published by the Research Seminar in Quantitative Economics at the University of Michigan states that the Michigan economy is beginning its third year of recovery after exiting a debilitating recession at the end of 2009, driven mainly by job growth in manufacturing, business and professional services and health services. University of Michigan economists expect a moderate rate of state job growth for 2012. Although the overall economic outlook for our district is showing some signs of improvement, we believe it will continue to trail the overall United States economy.

The Capital Markets. The Office of Finance, our fiscal agent, issues debt in the global capital markets on behalf of the 12 FHLBanks in the form of Consolidated Obligations, which include CO Bonds and Discount Notes. Our funding operations are dependent on debt issued by the Office of Finance, and the issuance of our debt is affected by events in the capital markets.

Overall, the capital markets continued to experience volatility in the first quarter of 2012, mainly driven by concerns about the Eurozone countries. Other concerns included higher gas prices, continued high unemployment and falling housing prices in the United States. During the first quarter of 2012, economic data, including a lower unemployment rate, indicated that the United States economy was beginning to improve. However, this news was offset by continued concerns about European sovereigns and the impact of a possible European recession on other world economies. During the first quarter of 2012, funding costs were relatively stable, but slightly lower than the extremely favorable funding costs at the end of 2011.

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

During the first quarter of 2012, investment in taxable money market funds, which purchase a significant portion of the Discount Notes and short maturity CO Bonds issued by the FHLBanks, fell significantly as low rates and better economic data likely led investors to seek increased returns in riskier asset classes. As a subset of those assets, taxable money market fund investments allocated to the "U.S. Other Agency" category also decreased significantly.

Impact on Operating Results. Events in the capital and housing markets in the last several years have created opportunities to generate spreads well above historical levels on certain types of transactions. Although we expected the frequency and level of higher-spread investment opportunities to continue to diminish in 2012, the current Eurozone crisis has led to very low costs for our Consolidated Obligations, causing spreads to be wider than expected across all asset classes. We expect Net Interest Income to decline if the cost of our debt increases to pre-crisis levels and the spreads on our assets revert to historical levels. However, these spreads could be affected by unexpected changes in the economic environment.

Summary of Selected Financial Data

The following table presents a summary of certain financial information as of and for the periods indicated ($ amounts in millions):

	As of and for the Three Months Ended
	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Statement of Condition:
Total Assets	$39,469	$40,375	$40,950	$40,059	$43,901
Advances	18,042	18,568	18,564	17,476	17,679
Investments (1)	15,149	15,203	15,828	14,624	19,274
Mortgage Loans Held for Portfolio	5,843	5,958	6,110	6,283	6,469
Allowance for loan losses	(3)	(3)	(3)	(2)	(1)
Discount Notes	5,969	6,536	6,981	9,993	8,489
CO Bonds	29,337	30,358	29,855	26,068	31,287
Total Consolidated Obligations	35,306	36,894	36,836	36,061	39,776
MRCS	457	454	483	515	658
Capital Stock, Class B Putable	1,565	1,563	1,553	1,490	1,614
Retained Earnings	527	498	472	451	437
AOCI	(82)	(114)	(85)	(57)	(60)
Total Capital	2,010	1,947	1,940	1,884	1,991

Statement of Income:
Net Interest Income	62	59	56	56	60
Provision for Credit Losses	—	1	2	1	1
Net OTTI credit losses	(3)	(1)	(5)	(3)	(18)
Other Income (Loss), excluding net OTTI credit losses	2	(1)	—	(5)	—
Other Expenses	15	15	16	14	13
Total Assessments	5	5	3	9	8
Net Income	41	36	30	24	20

Selected Financial Ratios:
Return on average equity (2)	8.42%	7.27%	6.19%	4.96%	4.08%
Return on average assets	0.41%	0.34%	0.29%	0.23%	0.18%
Dividend payout ratio (3)	28.37%	26.90%	32.76%	40.72%	53.14%
Net interest margin (4)	0.62%	0.57%	0.54%	0.53%	0.55%
Total capital ratio (5)	5.09%	4.82%	4.74%	4.70%	4.54%
Total regulatory capital ratio (6)	6.46%	6.23%	6.12%	6.13%	6.17%
Average equity to average assets	4.83%	4.65%	4.67%	4.63%	4.43%
Weighted average dividend rate, Class B stock (7)	3.00%	2.50%	2.50%	2.50%	2.50%
Par amount of outstanding Consolidated Obligations for all 12 FHLBanks	$658,015	$691,868	$696,606	$727,475	$765,980

(1)	Investments consist of Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, Federal Funds Sold, AFS securities, HTM securities, and loans to other FHLBanks.

(2)	Return on average equity is Net Income expressed as a percentage of average total capital.

(3)	The dividend payout ratio is calculated by dividing dividends paid in cash during the period by Net Income for the period.

(4)	Net interest margin is Net Interest Income expressed as a percentage of average interest-earning assets.

(5)	Total capital ratio is Capital Stock plus Retained Earnings and AOCI expressed as a percentage of Total Assets.

(6)	Total regulatory capital ratio is Capital Stock plus Retained Earnings and MRCS expressed as a percentage of Total Assets.

(7)	The weighted average dividend rate is calculated by dividing dividends paid in cash during the period by the average of Capital Stock eligible for dividends (i.e., excludes MRCS).

Results of Operations and Changes in Financial Condition

Net Income for the Three Months Ended March 31, 2012 and 2011. Net Income for the first quarter of 2012 was $41.5 million. The increase of $21.6 million compared to the same period in 2011 was primarily due to lower OTTI credit losses on our private-label MBS, higher Net Interest Income and a decrease in Total Assessments as a result of satisfying our obligation to REFCORP as of June 30, 2011. Net Interest Income increased by $3.2 million or 5% in the first quarter of 2012, compared to the same period in 2011, primarily due to wider spreads on our interest-earning assets.

The following table presents the comparative highlights of our results of operations ($ amounts in millions):

	Three Months Ended March 31,
			$	%
Comparative Highlights	2012	2011	Change	Change
Net Interest Income After Provision for Credit Losses	$62	$59	$3	5%
Other Income (Loss)	(1)	(18)	17	93%
Other Expenses	15	13	2	7%
Income Before Assessments	46	28	18	69%
Total Assessments	5	8	(3)	(35%)
Net Income	$41	$20	$21	109%

Changes in Financial Condition for the Three Months Ended March 31, 2012. Total Assets at March 31, 2012 were $39.5 billion. The decrease of $0.9 billion or 2% compared to December 31, 2011 was primarily due to a net decrease in Advances. Advances outstanding totaled $18.0 billion. The net decrease of 3% compared to December 31, 2011 was primarily due to lower Advances to our depository members, partially offset by higher Advances to our insurance company members. Mortgage Loans Held for Portfolio totaled $5.8 billion. The net decrease of 2% compared to December 31, 2011 was primarily due to repayments exceeding the purchases of mortgage loans under our MPP. Investments totaled $15.1 billion, a decrease of 0.4% compared to December 31, 2011. Consolidated Obligations totaled $35.3 billion at March 31, 2012. The net decrease of 4% compared to December 31, 2011 was due to lower funding needs primarily resulting from the net reduction in Advances.

Total GAAP Capital was $2.0 billion at March 31, 2012. The increase of $62.5 million compared to December 31, 2011 was primarily due to a decrease in Accumulated Other Comprehensive Loss of $30.9 million and a net increase in Retained Earnings of $29.7 million.

The following table presents the changes in financial condition ($ amounts in millions):

Condensed Statements of Condition	March 31, 2012	December 31, 2011	$ Change	% Change
Advances	$18,042	$18,568	$(526)	(3%)
Mortgage Loans Held for Portfolio, net	5,840	5,955	(115)	(2%)
Investments (1)	15,149	15,203	(54)	—%
Other Assets	438	649	(211)	(33%)
Total Assets	$39,469	$40,375	$(906)	(2%)

Consolidated Obligations, net	$35,306	$36,894	$(1,588)	(4%)
Mandatorily Redeemable Capital Stock	457	454	3	1%
Other Liabilities	1,696	1,080	616	57%
Total Liabilities	37,459	38,428	(969)	(3%)
Capital Stock, Class B Putable	1,565	1,563	2	—%
Retained Earnings	527	498	29	6%
Accumulated Other Comprehensive Income (Loss)	(82)	(114)	32	27%
Total GAAP Capital	2,010	1,947	63	3%
Total Liabilities and Capital	$39,469	$40,375	$(906)	(2%)

Total Regulatory Capital (2)	$2,549	$2,515	$34	1%

(1)	Includes HTM Securities, AFS Securities, Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, and Federal Funds Sold.

(2)	Total Regulatory Capital is Total GAAP Capital plus MRCS less AOCI.

Analysis of Results of Operations for the Three Months Ended March 31, 2012 and 2011.

Net Interest Income After Provision for Credit Losses. Net Interest Income, which is primarily the interest earned on Advances, short-term investments, investment securities and Mortgage Loans Held for Portfolio less the interest paid on Consolidated Obligations and Interest-Bearing Deposits, is our primary source of earnings. Net Interest Income, expressed as a percentage of the average balance of interest-earning assets, equals the net interest margin.

Factors that increased Net Interest Income After Provision for Credit Losses for the three months ended March 31, 2012, compared to the same period in 2011, included:

•	wider spreads on Advances and Federal Funds Sold and Securities Purchased Under Agreements to Resell, primarily due to lower funding costs;

•	higher average balances of Advances; and

•	a decrease in the provision for losses on Mortgage Loans Held for Portfolio.

These increases were partially offset by:

•	lower average balances of Federal Funds Sold, Securities Purchased Under Agreements to Resell and Mortgage Loans Held for Portfolio; and

•	narrower spreads on Investment securities and Mortgage Loans Held for Portfolio.

See Net Gains (Losses) on Derivatives and Hedging Activities herein for information on the net effect of derivatives on our Net Interest Income.

The following tables present average balances, interest income and expense, and average yields of our major categories of interest-earning assets and the sources funding those interest-earning assets ($ amounts in millions):

	Three Months Ended March 31,
	2012			2011
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
Assets:
Federal Funds Sold and Securities Purchased Under Agreements to Resell	$3,614	$1	0.11%	$7,898	$4	0.18%
Investment securities (1)	11,827	54	1.85%	11,765	60	2.08%
Advances (2)	18,648	46	0.99%	17,923	42	0.96%
Mortgage Loans Held for Portfolio (2)	5,888	69	4.73%	6,596	80	4.93%
Other Assets (interest-earning) (3) (4)	756	1	0.60%	39	1	5.46%
Total interest-earning assets	40,733	171	1.70%	44,221	187	1.71%
Other Assets (5)	299			327
Total Assets	$41,032			$44,548

Liabilities and Capital:
Interest-Bearing Deposits	$1,192	—	0.01%	$699	—	0.04%
Discount Notes	6,383	1	0.05%	8,611	3	0.15%
CO Bonds (2)	29,821	104	1.40%	31,509	119	1.53%
MRCS	454	4	3.47%	658	5	2.97%
Other borrowings	—	—	—%	—	—	—%
Total interest-bearing liabilities	37,850	109	1.16%	41,477	127	1.24%
Other Liabilities	1,202			1,096
Total Capital	1,980			1,975
Total Liabilities and Capital	$41,032			$44,548
Net Interest Income and net spread on interest-earning assets less interest-bearing liabilities		$62	0.54%		$60	0.47%
Net interest margin	0.62%			0.55%
Average interest-earning assets to interest-bearing liabilities	1.08			1.07

(1)
The average balances of Investment securities are reflected at amortized cost; therefore, the resulting yields do not reflect changes in estimated fair value that are reflected as a component of AOCI, nor do they include the effect of OTTI-related non-credit losses. Interest income/expense includes the effect of associated interest-rate exchange agreements.

(2)
Interest income/expense and average yield include all other components of interest, including the impact of net interest payments or receipts on derivatives, hedge accounting amortization, and Advance prepayment fees.

(3)	Other Assets (interest-earning) consists of Interest-Bearing Deposits, loans to other FHLBanks, and grantor trust assets which are carried at estimated fair value.

(4)	Includes the rights or obligations to cash collateral, which are included in the fair value of derivative assets or derivative liabilities on the Statements of Condition at period end.

(5)	Includes changes in estimated fair value and the effect of OTTI-related non-credit losses on AFS and HTM securities for purposes of the table.

The following table presents changes in Interest Income and Interest Expense ($ amounts in millions):

	Three Months Ended
	March 31,
	2012 vs. 2011
	Volume	Rate	Total
Increase (Decrease) in Interest Income:
Federal Funds Sold and Securities Purchased Under Agreements to Resell	$(2)	$(1)	$(3)
Investment securities	—	(6)	(6)
Advances	2	2	4
Mortgage Loans Held for Portfolio	(8)	(3)	(11)
Other Assets, net	—	—	—
Total	(8)	(8)	(16)
Increase (Decrease) in Interest Expense:
Interest-Bearing Deposits	—	—	—
Discount Notes	(1)	(1)	(2)
CO Bonds	(7)	(8)	(15)
MRCS	(1)	—	(1)
Other borrowings	—	—	—
Total	(9)	(9)	(18)
Increase (Decrease) in Net Interest Income Before Provision for Credit Losses	$1	$1	$2

Changes in both volume and interest rates influence changes in Net Interest Income and net interest margin. Changes in Interest Income and Interest Expense that are not identifiable as either volume-related or rate-related, but are attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the volume and rate changes.

Other Income (Loss). The following table presents the components of Other Income (Loss) ($ amounts in millions):

	Three Months Ended
	March 31,
Components	2012	2011
Total OTTI losses	$—	$(3)
Non-credit portion reclassified to (from) Other Comprehensive Income (Loss), net	(3)	(15)
Net OTTI credit losses	(3)	(18)
Net Gains (Losses) on Derivatives and Hedging Activities	1	—
Service Fees	—	—
Standby Letters of Credit Fees	—	—
Loss on Extinguishment of Debt	—	—
Other, net	1	—
Total Other Income (Loss)	$(1)	$(18)

The favorable change in Other Income (Loss) for the three months ended March 31, 2012, compared to the same period in 2011, was primarily due to lower net OTTI credit losses on our private-label RMBS.

Results of OTTI Evaluation Process. As a result of our evaluations during the three months ended March 31, 2012 and 2011, we recognized OTTI on private-label RMBS as shown in the table below ($ amounts in millions):

	Total OTTI	Portion Reclassified	OTTI Credit
Three Months Ended March 31, 2012	Losses	to (from) OCI	Losses
Impairment on securities for which OTTI was not previously recognized	$—	$—	$—
Additional impairment on securities for which OTTI was previously recognized	—	(3)	(3)
Total	$—	$(3)	$(3)

Three Months Ended March 31, 2011
Impairment on securities for which OTTI was not previously recognized	$—	$—	$—
Additional impairment on securities for which OTTI was previously recognized	(3)	(15)	(18)
Total	$(3)	$(15)	$(18)

Net Gains (Losses) on Derivatives and Hedging Activities. Due to changes in the relationships between various market interest rates, our Net Gains (Losses) on Derivatives and Hedging Activities fluctuate as we hedge our asset or liability risk exposures. In general, we hold derivatives and associated hedged instruments, and certain assets and liabilities that are carried at fair value, to the maturity, call, or put date. Therefore, nearly all of the cumulative net gains and losses for these financial instruments will generally reverse over the remaining contractual terms of the hedged financial instruments.

As shown in the following table, our Net Interest Income is affected by the inclusion or exclusion of the net interest income and/or expense associated with derivatives. For example, if a derivative qualifies for fair-value hedge accounting, the net interest income/expense associated with the derivative is included in Net Interest Income. If an interest-rate exchange agreement does not qualify for fair-value hedge accounting (economic hedges) or if we have not designated it in such a qualifying hedge relationship, the net interest income/expense associated with the derivative is excluded from Net Interest Income and is recorded in Net Gains (Losses) on Derivatives and Hedging Activities in Other Income (Loss).

The tables below present the net effect of derivatives on Net Interest Income and Other Income (Loss), within the line Net Gains (Losses) on Derivatives and Hedging Activities, by type of hedge and hedged item ($ amounts in millions):

Three Months Ended March 31, 2012	Advances	Investments	Mortgage Loans	CO Bonds	Discount Notes	Total
Net Interest Income:
Amortization/accretion of hedging activities in net interest income (1)	$—	$3	$—	$1	$—	$4
Net interest settlements included in net interest income (2)	(61)	(20)	—	14	—	(67)
Total Net Interest Income	(61)	(17)	—	15	—	(63)
Net Gains (Losses) on Derivatives and Hedging Activities:
Gains (losses) on fair-value hedges	3	—	—	(1)	—	2
Gains (losses) on derivatives not receiving hedge accounting	—	—	(1)	—	—	(1)
Net Gains (Losses) on Derivatives and Hedging Activities	3	—	(1)	(1)	—	1
Total net effect of derivatives and hedging activities	$(58)	$(17)	$(1)	$14	$—	$(62)

Three Months Ended March 31, 2011
Net Interest Income:
Amortization/accretion of hedging activities in net interest income (1)	$—	$3	$—	$—	$—	$3
Net interest settlements included in net interest income (2)	(81)	(21)	—	32	—	(70)
Total Net Interest Income	(81)	(18)	—	32	—	(67)
Net Gains (Losses) on Derivatives and Hedging Activities:
Gains (losses) on fair-value hedges	1	—	—	(1)	—	—
Gains (losses) on derivatives not receiving hedge accounting	—	—	—	—	—	—
Net Gains (Losses) on Derivatives and Hedging Activities	1	—	—	(1)	—	—
Total net effect of derivatives and hedging activities	$(80)	$(18)	$—	$31	$—	$(67)

(1)	Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income/expense on derivatives included in Net Interest Income.

Other Expenses. The following table presents the components of Other Expenses ($ amounts in millions):

	Three Months Ended March 31,
Components	2012	2011
Compensation and Benefits	$9	$9
Other Operating Expenses	4	2
Finance Agency and Office of Finance Expenses	2	2
Other	—	—
Total Other Expenses	$15	$13

The increase in Other Expenses for the three months ended March 31, 2012, compared to the same period in 2011, was primarily due to increased other operating expenses, which were mainly attributable to increases in professional fees resulting primarily from various information technology initiatives and legislative and regulatory developments.

Total Assessments.

AHP. The FHLBanks are required to set aside annually, in the aggregate, the greater of $100 million or 10% of their net earnings to fund the AHP. For purposes of the AHP calculation, net earnings is defined as net income before assessments, plus interest expense related to mandatorily redeemable capital stock, less the assessment for REFCORP, if applicable. Each FHLBank's required annual AHP contribution is limited to its annual net earnings. Our AHP expense fluctuates in accordance with our Income Before Assessments and was $5.0 million and $2.7 million for the three months ended March 31, 2012 and 2011, respectively.

REFCORP. As a result of the satisfaction of our REFCORP obligation as of June 30, 2011, we did not have any REFCORP expense for the three months ended March 31, 2012. For the three months ended March 31, 2011, our REFCORP expense was $5.0 million.

Total Comprehensive Income. Total Comprehensive Income was $72.4 million and $50.0 million for the three months ended March 31, 2012 and 2011, respectively. Total Comprehensive Income consisted of (i) Net Income of $41.5 million and $19.9 million, respectively, and (ii) Total Other Comprehensive Income of $30.9 million and $30.1 million, respectively. Total Other Comprehensive Income for the three months ended March 31, 2012 included Net Non-Credit Portion of Other-Than-Temporary Impairment Losses on Available-for-Sale Securities of $34.0 million, which was primarily due to increases in the fair values of OTTI AFS securities. Total Other Comprehensive Income for the three months ended March 31, 2011 included Net Non-Credit Portion of Other-Than-Temporary Impairment Losses on Available-for-Sale Securities of $24.5 million, which was primarily due to the reclassification of the non-credit portion of OTTI losses on AFS securities to Other Income (Loss).

Business Segments

Our products and services are grouped within two business segments: Traditional and MPP.

The Traditional business segment includes credit services (such as Advances, letters of credit, and lines of credit), investments (including Federal Funds Sold, Securities Purchased Under Agreements to Resell, AFS securities, and HTM securities) and deposits.

The following table presents our financial performance for this business segment ($ amounts in millions):

	Three Months Ended
	March 31,
Traditional Segment	2012	2011
Net Interest Income	$40	$35
Provision for Credit Losses	—	—
Other Income (Loss)	—	(18)
Other Expenses	14	12
Income Before Assessments	26	5
Total Assessments	3	2
Net Income	$23	$3

The increase in Net Income for the Traditional segment for the three months ended March 31, 2012, compared to the same period in 2011, was primarily due to:

•	an increase in Net Interest Income primarily resulting from wider spreads mainly due to lower funding costs; and

•
an increase in Other Income (Loss) primarily resulting from lower net OTTI credit losses on our private-label RMBS, as described in Results of Operations for the Three Months Ended March 31, 2012 and 2011 - Other Income - Results of OTTI Evaluation Process herein.

These increases were partially offset by:

•	an increase in Other Expenses, primarily resulting from higher professional fees mainly attributable to various information technology initiatives and legislative and regulatory developments; and

•	higher Total Assessments, which were directly attributable to the higher Income Before Assessments for this business segment.

The MPP business segment consists of mortgage loans purchased from our members. The following table presents our financial performance for this business segment ($ amounts in millions):

	Three Months Ended
	March 31,
MPP Segment	2012	2011
Net Interest Income	$22	$25
Provision for Credit Losses	—	1
Other Income (Loss)	(1)	—
Other Expenses	1	1
Income Before Assessments	20	23
Total Assessments	2	6
Net Income	$18	$17

The increase in Net Income for the MPP segment for the three months ended March 31, 2012, compared to the same period in 2011, was primarily due to lower Total Assessments, which were directly attributable to the satisfaction of our obligation to REFCORP and the lower Income Before Assessments for this business segment, partially offset by a decrease in Net Interest Income primarily resulting from narrower spreads and the lower outstanding balance of Mortgage Loans Held for Portfolio.

Analysis of Financial Condition

Total Assets. Total Assets were $39.5 billion as of March 31, 2012, a decrease of 2% compared to December 31, 2011. This decrease of $0.9 billion was primarily due to a decrease of $0.9 billion in HTM securities.

Advances. Advances totaled $18.0 billion at March 31, 2012, a decrease of 3% compared to December 31, 2011. This decrease was primarily due to an 8% reduction in the par value of Advances to depository members resulting from repayments and our members' reduced need for liquidity in the current economic environment, partially offset by a 4% increase in the par value of Advances to insurance company members, which totaled $7.5 billion at March 31, 2012. In general, Advances fluctuate in accordance with our members' funding needs related to their deposit levels, mortgage pipelines, investment opportunities, available collateral, the cost of alternative funding opportunities, and other balance sheet strategies.

A breakdown of Advances by primary product line is presented below ($ amounts in millions):

	March 31, 2012		December 31, 2011
		% of		% of
By Primary Product Line	Amount	Total	Amount	Total
Fixed-rate
Fixed-rate (1)	$11,882	69%	$11,800	67%
Amortizing/mortgage matched (2)	1,707	10%	1,806	10%
Other	570	3%	570	3%
Total fixed-rate	14,159	82%	14,176	80%
Adjustable/variable-rate indexed	3,121	18%	3,592	20%
Total Advances, par value	17,280	100%	17,768	100%
Total adjustments (unamortized discounts, hedging and other)	762		800
Total Advances	$18,042		$18,568

(1)	Includes fixed-rate bullet and putable Advances

(2)	Includes fixed-rate amortizing Advances

See Risk Management - Credit Risk Management - Advances for information on the collateral securing our Advances and the concentration of Advances to members.

Mortgage Loans Held for Portfolio. We purchase mortgage loans from our members through our MPP. On November 29, 2010, we began offering MPP Advantage for new MPP loans, which utilizes an enhanced fixed LRA account for additional credit enhancement consistent with Finance Agency regulations, instead of utilizing coverage from SMI providers. The only substantive difference between our original MPP and MPP Advantage is the credit enhancement structure. Upon implementation of MPP Advantage, the original MPP was phased out and is no longer being used for acquisitions of new loans. Under MPP Advantage, we have purchased 4,687 mortgage loans for $695.0 million through March 31, 2012, which includes 3,259 loans for $477.3 million through December 31, 2011. See Risk Management - Credit Risk Management - MPP for more detailed information about the credit enhancement structures for our original MPP and MPP Advantage.

At March 31, 2012, we held $5.8 billion of loans purchased through our original MPP and MPP Advantage, a decrease of 2% compared to December 31, 2011. The decrease was primarily due to repayments of outstanding mortgage loans exceeding purchases of new loans. In general, the volume of mortgage loans purchased is affected by several factors, including the general level of housing activity in the United States, the level of refinancing activity, and consumer product preferences.

We have established and maintain an allowance for MPP loan losses based on our best estimate of probable losses over the loss emergence period, which we have estimated to be 12 months. At March 31, 2012, our estimate of MPP losses remaining after borrower's equity was $52.4 million. After consideration of the portion recoverable under the associated credit enhancements, the allowance for loan losses was $3.5 million. At December 31, 2011, our estimate of MPP losses remaining after borrower's equity was $49.3 million. After consideration of the portion recoverable under the associated credit enhancements, the allowance for loan losses was $3.3 million. See Notes to Financial Statements - Note 8 - Allowance for Credit Losses and Risk Management - Credit Risk Management - MPP for more information.

Cash and Investments. The following table presents the components of our cash and investments at carrying value ($ amounts in millions):

Components of Cash and Investments	March 31, 2012	December 31, 2011
Cash and short-term investments:
Cash and Due from Banks	$301	$513
Interest-Bearing Deposits	—	—
Securities Purchased Under Agreements to Resell	1,750	—
Federal Funds Sold	2,105	3,422
Total cash and short-term investments	4,156	3,935
Investment Securities:
AFS securities:
GSE debentures	2,401	2,026
TLGP debentures	321	322
Private-label MBS	615	601
Total AFS securities	3,337	2,949
HTM securities:
GSE debentures	269	269
TLGP debentures	978	1,883
Other U.S. obligations - guaranteed RMBS	2,722	2,747
GSE RMBS	3,615	3,512
Private-label MBS	355	402
Manufactured housing loan ABS	16	17
Home equity loan ABS	2	2
Total HTM securities	7,957	8,832
Total investment securities	11,294	11,781
Total Cash and Investments, carrying value	$15,450	$15,716

Cash and Short-Term Investments. Cash and short-term investments totaled $4.2 billion at March 31, 2012, an increase of 6% compared to December 31, 2011. The increase was primarily due to an increase of $1.8 billion in Securities Purchased Under Agreements to Resell, partially offset by a decrease of $1.3 billion in Federal Funds Sold. The composition of our short-term investment portfolio is influenced by our liquidity needs and the availability of short-term investments at attractive interest rates, relative to our cost of funds. See Liquidity and Capital Resources below for more information.

Available-for-Sale Securities. AFS securities totaled $3.3 billion at March 31, 2012, an increase of 13% compared to December 31, 2011, primarily due to purchases of GSE debentures.

Held-to-Maturity Securities. HTM securities totaled $8.0 billion at March 31, 2012, a decrease of 10% compared to December 31, 2011, primarily due to the maturity of TLGP debentures and paydowns.

Total Liabilities. Total Liabilities were $37.5 billion at March 31, 2012, a decrease of 3% compared to December 31, 2011. This decrease of $1.0 billion was primarily due to a decrease of $1.6 billion in Consolidated Obligations, partially offset by an increase of $0.7 billion in Deposits.

Deposits (Liabilities). Total Deposits were $1.3 billion at March 31, 2012, an increase of 108% compared to December 31, 2011. These deposits represent a relatively small portion of our funding, and they vary depending upon market factors, such as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' investment preferences with respect to the maturity of their investments, and member liquidity.

Consolidated Obligations. At March 31, 2012, the carrying values of our Discount Notes and CO Bonds totaled $6.0 billion and $29.3 billion, respectively, compared to $6.5 billion and $30.4 billion, respectively, at December 31, 2011. The overall balance of our Consolidated Obligations fluctuates in relation to our Total Assets. The carrying value of our Discount Notes was 17% of total Consolidated Obligations at March 31, 2012, compared to 18% at December 31, 2011. Discount Notes are issued primarily to provide short-term funds while CO Bonds are issued to provide longer-term funding. The composition of our Consolidated Obligations can fluctuate significantly based on comparative changes in their cost levels, supply and demand conditions, Advance demand, money market investment balances, and our balance sheet management strategy.

Derivatives. As of March 31, 2012, and December 31, 2011, we had Derivative Assets, net of collateral held or posted including accrued interest, with fair values of $0.3 million and $0.5 million, respectively, and Derivative Liabilities, net of collateral held or posted including accrued interest, with fair values of $125.4 million and $174.6 million, respectively. We classify interest-rate swaps as derivative assets or liabilities according to the positive or negative net fair value of the interest-rate swaps with each counterparty. Increases and decreases in the fair value of derivatives are primarily caused by market changes in the derivatives' underlying interest-rate index. Therefore, these fair values reflect the impact of interest-rate changes.

Total Capital. Total Capital was $2.0 billion at March 31, 2012, an increase of 3% compared to December 31, 2011. This increase was primarily due to a net increase in Retained Earnings of $29.7 million and a decrease in Accumulated Other Comprehensive Loss of $30.9 million, which included a net change in fair value not in excess of cumulative OTTI non-credit losses of $26.6 million.

See Liquidity and Capital Resources - Capital Resources - Restricted Retained Earnings for information about the JCE Agreement that became effective on February 28, 2011.

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

Our primary sources of liquidity are the issuance of Consolidated Obligations and holdings of cash and short-term investments. Our cash and short-term investments portfolio totaled $4.2 billion at March 31, 2012. Our short-term investments consist of high-quality, short- and intermediate-term financial instruments. We manage our short-term investment portfolio in response to economic conditions and market events and uncertainties. As a result, the overall level of our short-term investment portfolio may fluctuate accordingly. The maturities of the short-term investments provide sufficient cash flows to support our ongoing liquidity needs.

Historically, our status as a GSE and favorable credit ratings have provided us with excellent access to capital markets. Our Consolidated Obligations are not obligations of, nor are they guaranteed by, the United States government. Our ratings reflect our status as a GSE and have not been affected by rating actions taken with respect to individual FHLBanks.

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

Mandatorily Redeemable Capital Stock. At March 31, 2012, we had $457.4 million in non-member capital stock subject to mandatory redemption, compared to $453.9 million at December 31, 2011. See Notes to Financial Statements - Note 11 - Capital for additional information.

Excess Stock. Excess stock is capital stock that is not required as a condition of membership or to support services to members or former members. In general, the level of excess stock fluctuates with our members' demand for Advances. Finance Agency regulations prohibit an FHLBank from issuing new excess stock if the amount of excess stock outstanding exceeds 1% of our Total Assets. At March 31, 2012, our outstanding excess stock of $0.9 billion was equal to approximately 2% of our Total Assets. Therefore, we are currently not permitted to issue new excess stock or distribute stock dividends.

The following table presents the composition of our excess stock ($ amounts in millions):

Excess Stock	March 31, 2012	December 31, 2011
Member capital stock not subject to redemption requests	$358	$339
Member capital stock subject to redemption requests (1)	100	100
MRCS subject to redemption (1)	419	418
Total excess capital stock	$877	$857

(1)	This amount does not include capital stock or MRCS that is still supporting outstanding credit products.

Capital Distributions. On April 26, 2012, our board of directors declared a cash dividend of 3.0% (annualized) on our Capital Stock Putable-Class B-1 and 2.4% (annualized) on our Capital Stock Putable-Class B-2.

Restricted Retained Earnings. We entered into a JCE Agreement along with the other FHLBanks, which requires us to allocate 20% of our net income to a separate restricted retained earnings account, beginning in the third quarter of 2011. In accordance with the JCE Agreement, we had allocated $21.5 million to restricted retained earnings as of March 31, 2012.

Adequacy of Capital. We are required by Finance Agency regulations to maintain sufficient "permanent capital" (defined as the sum of Class B Stock, MRCS and Retained Earnings). The Gramm-Leach-Bliley Act of 1999, as amended and Finance Agency regulations require us to maintain at all times a regulatory capital-to-assets ratio of at least 4.00% and a leverage capital-to-assets ratio of at least 5.00%. Leverage capital is defined as the sum of (i) permanent capital weighted 1.5 times and (ii) all other capital without a weighting factor. At March 31, 2012, our regulatory capital ratio was 6.46%, and our leverage ratio was 9.69%.

In addition, we must maintain sufficient permanent capital to meet the combined credit risk, market risk and operational risk capital components of the risk-based capital requirement. Our permanent capital was $2,549 million at March 31, 2012, which exceeded our risk-based capital requirement of $798 million. Our permanent capital was $2,515 million at December 31, 2011, which exceeded our risk-based capital requirement of $624 million. Therefore, we were in compliance with the risk-based capital requirement at March 31, 2012 and December 31, 2011. The increase in our risk-based capital requirement was primarily caused by increases in the market and operational risk capital components, which were mainly attributable to an increase in the estimated fair value of our Consolidated Obligations that was substantially due to changes in our valuation technique and a specific modeling assumption. See Notes to Financial Statements - Note 14 - Estimated Fair Values for more information.

Off-Balance Sheet Arrangements

See Notes to Financial Statements - Note 15 - Commitments and Contingencies for information on our off-balance sheet arrangements.

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

We have identified five accounting policies that we believe are critical because they require management to make particularly difficult, subjective, and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions. These accounting policies relate to:

•	OTTI analysis (see Notes to Financial Statements - Note 5 - Other-Than-Temporary Impairment Analysis for more detail);

•	Allowance for credit losses (see Notes to Financial Statements - Note 8 - Allowance for Credit Losses for more detail);

•	Derivatives and hedging activities (see Notes to Financial Statements - Note 9 - Derivatives and Hedging Activities for more detail);

•	Fair value estimates (see Notes to Financial Statements - Note 14 - Estimated Fair Values for more detail); and

•
Premiums and discounts and other costs associated with originating or acquiring mortgage loans, MBS, and ABS (see Notes to Financial Statements - Note 1 - Summary of Significant Accounting Policies in the 2011 Form 10-K for more detail).

We believe the application of our accounting policies on a consistent basis enables us to provide financial statement users with useful, reliable and timely information about our results of operations, financial position and cash flows.

A full discussion of these critical accounting policies and estimates can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates in our 2011 Form 10-K. See below for additional information regarding certain of these policies.

Other-Than-Temporary Impairment Analysis. In addition to evaluating our private-label MBS and ABS under a base case (or best estimate) scenario, we also performed a cash-flow analysis for each of these securities under a more adverse housing price scenario. Under this scenario, current-to-trough home price declines were projected to range from 5% to 13% over the 3- to 9-month period beginning January 1, 2012. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market.

The following table presents projected home price recovery by months at March 31, 2012 under the more adverse scenario.

Months	Recovery Range %
1 - 6	0.0%	–	1.9%
7 - 18	0.0%	–	2.0%
19 - 24	0.7%	–	2.7%
25 - 30	1.3%	–	2.7%
31 - 42	1.3%	–	3.4%
43 - 66	1.3%	–	4.0%
Thereafter	1.5%	–	3.8%

The following table presents the results of the base case scenario and what the impact on OTTI would have been under the more adverse home price scenario ($ amounts in millions). The classification (prime or Alt-A) is based on the model used to estimate the cash flows for the security, which may not be the same as the classification at the time of origination.

	Three Months Ended March 31, 2012
	As Reported			Using Adverse Housing Price Scenario
	Number of		Impairment	Number of		Impairment
	Securities		Related to	Securities		Related to
Classification	Impaired	UPB	Credit Loss	Impaired	UPB	Credit Loss
Prime	6	$205	$(3)	7	$266	$(8)
Alt-A	—	—	—	1	34	(1)
Subprime	—	—	—	—	—	—
Total	6	$205	$(3)	8	$300	$(9)

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

Additional information regarding OTTI of our private-label MBS and ABS is provided in Risk Management - Credit Risk Management - Investments herein.

Provision for Credit Losses.

Advances. At March 31, 2012, based on the collateral held as security for Advances, management's credit analyses and our prior repayment history, no allowance for losses on Advances is deemed necessary.

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

Our allowance for loan losses incorporates our analysis of delinquent conventional MPP loans, using the weighted-average collateral recovery rate for the previous 12 months of approximately 51.0% of the original appraised value, further reduced by estimated liquidation costs.

Certain conventional mortgage loans that are impaired, primarily troubled debt restructurings, are specifically identified for purposes of calculating the allowance for loan losses. The measurement of the allowance for loans individually evaluated for loan loss considers loan-specific attribute data similar to loans evaluated on a collective basis. The resulting incurred loss, if any, is equal to the estimated cost associated with maintaining and disposing of the property (which includes UPB, interest owed on the delinquent loan to date, and estimated costs associated with disposing the collateral) less the estimated fair value of the collateral (net of estimated selling costs) and the amount of other credit enhancements including the PMI (if applicable), LRA and SMI (if applicable).

Our allowance for loan losses also includes specifically identified expected claims by servicers for any losses on $17.7 million of principal that has been paid in full by the servicers. We individually evaluate the properties included in this balance and obtain United States Department of Housing and Urban Development statements, sales listings or other evidence of current expected liquidation amounts. If a specific amount is not available, we use the weighted-average collateral recovery rate of approximately 51.0% to determine our exposure.

Our analysis also incorporates the use of a recognized third-party credit and prepayment model to estimate potential ranges of credit loss exposure for the current loans in the MPP. The loss projection is based upon distinct underlying loan characteristics including stage of delinquency, loan vintage (year of origination), geographic location, credit support features and other factors.

As a result of our analysis, we increased our estimated losses on our conventional mortgage loans, before any credit enhancements, to $52.4 million at March 31, 2012.

However, our allowance for loan losses considers the credit enhancements associated with conventional mortgage loans under the MPP. To determine a potential loss, the credit enhancements are applied to the estimated losses in the following order: any remaining borrower's equity, any applicable PMI up to coverage limits, any available funds remaining in the LRA, and any SMI coverage up to the policy limits. Any remaining loss would be borne by the Bank and included in our allowance for loan losses. After consideration of the credit enhancements associated with conventional mortgage loans under the MPP, we estimate that, of the $52.4 million in estimated losses, we will recover $7.1 million from PMI, $10.6 million from LRA, and $31.2 million from SMI, resulting in our allowance for loan losses of $3.5 million at March 31, 2012.

The third-party credit and prepayment model also currently serves as a secondary review of the systematic approach performed for the delinquent portfolio and loans paid in full by the servicers. The projected losses from the model are within our estimate of loan losses at March 31, 2012.

We have also performed our loan loss reserve analysis under an adverse scenario whereby we lowered the weighted-average collateral recovery rate to 45% which, all else being equal, would have increased our allowance by approximately $5.6 million at March 31, 2012. We consider a weighted-average collateral recovery rate of 45% to be the lowest rate that is reasonably possible to occur over the loss emergence period, which we have estimated to be 12 months. We continue to monitor the appropriateness of this adverse scenario based on the actual collateral recovery rate. Annually, we also consider other adverse scenarios that include loans in earlier stages of delinquency (90 days), counterparty losses on claims to our SMI providers, and higher costs to liquidate collateral.

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

Legislative and Regulatory Developments. The legislative and regulatory environment in which we operate continues to undergo significant change driven principally by reforms under HERA and the Dodd-Frank Act. We expect HERA and the Dodd-Frank Act as well as plans for housing finance and GSE reform to result in even more changes to this environment. Our business operations, funding costs, rights, obligations, and the environment in which we carry out our housing and economic development finance mission are likely to continue to be significantly affected by these changes. Significant regulatory actions and developments for the period covered by this report are summarized below.

Dodd-Frank Act.

Mandatory Clearing of Derivatives Transactions. The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those that we utilize to hedge our interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. As further discussed in our 2011 Form 10-K, cleared swaps will be subject to new requirements including mandatory reporting, recordkeeping and documentation requirements established by applicable regulators and initial and variation margin requirements established by the clearinghouse and its clearing members. At this time, we do not expect that any of our swaps will be subject to these new clearing and trading requirements until the beginning of 2013, at the earliest.

Uncleared Derivatives Transactions. The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While we expect to continue to enter into uncleared trades on a bilateral basis, such trades will be subject to new requirements, including mandatory reporting, recordkeeping, documentation, and minimum margin and capital requirements established by applicable regulators. These requirements are discussed in our 2011 Form 10-K. At this time, we do not expect to have to comply with such requirements until the beginning of 2013, at the earliest.

The CFTC, SEC, Finance Agency and other bank regulators are expected to issue final rulemakings implementing the foregoing requirements by the end of 2012. We, together with the other FHLBanks, will continue to monitor these rulemakings and the overall regulatory process to implement the derivatives reform under the Dodd-Frank Act. We will also continue to work with the other FHLBanks to implement the processes and documentation necessary to comply with the Dodd-Frank Act's new requirements for derivatives.

The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as "swap dealers" or "major swap participants," as the case may be, with the CFTC and/or the SEC. Based on the definitions in the final rules jointly issued by the CFTC and SEC in April 2012, we will not be required to register as either a major swap participant or as a swap dealer based on the derivative transactions that we enter into for the purposes of hedging and managing our interest rate risk.

The CFTC and the SEC have not finalized their rules further defining "swap." See our 2011 Form 10-K for a discussion of how such final rules could impact call and put optionality in certain Advances we make to our borrowing members.

Developments Impacting Systemically Important Nonbank Financial Companies.

Final Rule and Guidance on Supervision and Regulation of Certain Nonbank Financial Companies. On April 11, 2012, the Financial Stability Oversight Council ("Oversight Council") issued a final rule to be effective May 11, 2012 and guidance on the standards and procedures the Oversight Council will follow in determining whether to designate a nonbank financial company for supervision by the Federal Reserve Board ("Federal Reserve") and to be subject to certain heightened prudential standards. The guidance issued with the Oversight Council's final rule provides that the Oversight Council expects generally to follow a process in making its determinations consisting of:

•
a first stage that will identify those nonbank financial companies that have $50 billion or more of total consolidated assets (as of March 31, 2012, we had $39.5 billion in total assets) and exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress, including whether a company has $20 billion or more in total debt outstanding (as of March 31, 2012, we had $35.3 billion in total outstanding Consolidated Obligations, our principal form of outstanding debt);

•
a second stage involving a robust analysis of the potential threat that the subject nonbank financial company could pose to United States financial stability based on additional quantitative and qualitative factors that are both industry and company specific; and

•	a third stage analyzing the subject nonbank financial company using information collected directly from it.

The final rule provides that the Oversight Council will consider as one factor whether the nonbank financial company is subject to oversight by a primary financial regulatory agency (for us, the Finance Agency) in making its determinations. A nonbank financial company that the Oversight Council proposes to designate for additional supervision and prudential standards under this rule has the opportunity to contest the designation. If we are designated by the Oversight Council for supervision under the Federal Reserve and to be subject to the additional prudential standards, then our operations and business could be adversely impacted by resulting additional costs, less management control and restrictions on our business activities.

Federal Reserve Proposed Rule on Prudential Standards. On January 5, 2012, the Federal Reserve issued a proposed rule that would implement the enhanced prudential and early remediation standards required by the Dodd-Frank Act for nonbank financial companies identified by the Oversight Council as posing a threat to the financial stability of the United States. The proposed prudential standards include: risk-based capital leverage and overall risk management requirements; liquidity standards; single-counterparty credit limits; stress test requirements; and a debt-to-equity limit. The capital and liquidity requirements would be implemented in phases and would be based on or exceed the Basel international capital and liquidity framework (as discussed in further detail below under Other Significant Developments). If we are subject to these proposed prudential standards, our operations and business could be adversely impacted by additional costs, less management control, and other business activity restrictions. Comments on the proposed rule were due by April 30, 2012.

Significant Finance Agency Regulatory Developments.

Final Rule on Private Transfer Fee Covenants. On March 16, 2012, the Finance Agency published a final rule that will restrict us from purchasing, investing in, accepting as collateral or otherwise dealing in any mortgages on properties encumbered by private transfer fee covenants, securities backed by such mortgages, and securities backed by the income stream from such covenants, with certain excepted transfer fee covenants. Excepted transfer fee covenants are covenants to pay private transfer fees to covered associations (including, among others, organizations comprising owners of homes, condominiums, cooperatives, and manufactured homes and certain other tax-exempt organizations) that use the private transfer fees exclusively for the direct benefit of the property. The foregoing restrictions will apply only to mortgages on properties encumbered by private transfer fee covenants created on or after February 8, 2011, to securities backed by such mortgages, and to securities issued after February 8, 2011 and backed by revenue from private transfer fees regardless of when the covenants were created. We have begun developing policies and procedures to comply with the new rule. To the extent this rule limits our investments, the type of collateral we accept for advances, and the types of loans eligible for purchase under our MPP Advantage program, our business could be impacted. The rule will become effective July 16, 2012.

Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and other Assets and Listing Assets for Special Mention. On April 9, 2012, the Finance Agency issued Advisory Bulletin 2012-02 ("AB-2012-02"), which establishes guidelines for adverse classifications of assets at Fannie Mae, Freddie Mac and the FHLBanks. The purpose of AB-2012-02 is to establish a standard and uniform methodology for classifying assets based on credit quality and to prescribe the timing of asset charge-offs. We are in the process of evaluating AB-2012-02 to determine whether we will need to change our regulatory classification procedures for the loans in our MPP portfolio, but we do not expect the effect of AB 2012-02 on our financial condition, results of operations and cash flows to be material.

Other Significant Developments.

Home Affordable Refinance Program Changes and Other Foreclosure Prevention Efforts. The Finance Agency, Fannie Mae, and Freddie Mac have announced a series of changes to the Home Affordable Refinance Program that are intended to assist more eligible borrowers who can benefit from refinancing their home mortgages. The changes include lowering or eliminating certain risk-based fees, removing the current 125% loan-to-value ceiling on fixed-rate mortgages that are purchased by Fannie Mae and Freddie Mac, waiving certain representations and warranties, eliminating the need for a new property appraisal where there is a reliable automated valuation model estimate provided by Fannie Mae and Freddie Mac, and extending the end date for the program until December 31, 2013, for loans originally sold to Fannie Mae and Freddie Mac on or before May 31, 2009.

Other federal agencies have also implemented (or proposed) other programs during the past few years intended to prevent foreclosure. These programs focus on lowering a homeowner's monthly payments through mortgage modifications or refinancings, providing temporary reductions or suspensions of mortgage payments, and helping homeowners transition to more affordable housing. Other proposals such as expansive principal writedowns or principal forgiveness, or converting delinquent borrowers into renters and conveying the properties to investors, have recently gained some popularity as well. If we are required to offer a similar refinancing option for our investments in mortgage loans, our income from those investments could decline.

Further, a settlement was announced between five of the nation's largest mortgage servicers and the federal government and 49 of the state attorneys general. The announced settlement, among other things, would require implementation by those mortgage servicers of certain new servicing and foreclosure practices and includes certain incentives for these servicers to offer loan modifications in certain instances including reductions in principal amounts of certain loans. Other settlements of similar substance impacting important servicers could also be reached.
These programs, proposals and settlements could ultimately impact our investments in MBS, including the timing and amount of cash flows we realize from those investments. We monitor these developments and assess the potential impact of relevant developments on our investments, including private-label MBS as well as on our MPP portfolio and loan collateral and on the creditworthiness of any our members that could be impacted by these issues. We continue to update our models, including the models we use to analyze our investments in private-label MBS, based on developments such as these. Additional developments could result in further increases to our loss projections from these investments.
Additionally, these developments could result in a significant number of prepayments on mortgage loans underlying our investments in agency MBS. If that should occur, these investments would be paid off more rapidly than originally expected, subjecting us to resulting premium acceleration and reinvestment risk.

It remains unclear at this time whether additional foreclosure prevention efforts will be implemented during 2012. If new programs or settlements include expansive mandatory principal writedowns or forgiveness with respect to securitized loans, they could have a material negative impact on our MBS and MPP portfolios.

Basel Committee on Banking Supervision Capital Framework. In September 2010, the Basel Committee on Banking Supervision ("Basel Committee") approved a new capital framework for internationally active banks. Banks subject to the new framework will be required to have increased amounts of capital with core capital being more strictly defined to include only common equity and other capital assets that are able to fully absorb losses. The Basel Committee also proposed a liquidity coverage ratio for short-term liquidity needs that would be phased in by 2015, as well as a net stable funding ratio for longer-term liquidity needs that would be phased in by 2018.

On January 5, 2012, the Federal Reserve announced its proposed rule on enhanced prudential standards and early remediation requirements for nonbank financial companies designated as systemically important by the Oversight Council, as discussed above under "Developments Impacting Systemically Important Nonbank Financial Companies." The proposed rule declines to finalize certain standards such as liquidity requirements until the Basel Committee framework gains greater international consensus, but the Federal Reserve proposes a liquidity buffer requirement that would be in addition to the final Basel Committee framework requirements. The size of the buffer would be determined through liquidity stress tests, taking into account a financial institution's structure and risk factors.

While it is still uncertain how the capital and liquidity standards being developed by the Basel Committee ultimately will be implemented by the United States regulatory authorities, the new framework and the Federal Reserve's proposed plan could require some of our members to divest assets in order to comply with the more stringent capital and liquidity requirements, thereby tending to decrease their need for Advances. The requirements may also adversely affect investor demand for Consolidated Obligations to the extent that impacted institutions divest or limit their investments in Consolidated Obligations. On the other hand, the new requirements could incent our members to take term Advances to create and maintain balance sheet liquidity.

Risk Management

We have exposure to a number of risks in pursuing our business objectives. These risks may be broadly classified as market, credit, liquidity, operations, and business. Market risk is discussed in detail in Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Active risk management is an integral part of our operations because these risks are an inherent part of our business activities.  We manage these risks by, among other actions, setting and enforcing appropriate limits and developing and maintaining internal policies and processes to ensure an appropriate risk profile. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management in our 2011 Form 10-K for more detailed information about these risks.

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

Advances. We manage our exposure to credit risk on Advances through a combination of our security interest in assets pledged by the borrowing member and ongoing reviews of our borrowers' financial condition. Section 10(a) of the Bank Act prohibits us from making Advances without sufficient collateral to secure the Advance. Security is provided via thorough underwriting and establishing a perfected position in eligible assets pledged by the borrower as collateral before Advances are issued. Although we have never experienced a credit loss on an Advance to a member, unfavorable economic conditions have increased our credit risk and led us to enhance our collateral review and monitoring.

However, our credit risk is magnified due to the concentration of Advances in a few borrowers. As of March 31, 2012, our top two borrowers held 33% of total Advances outstanding, at par. Because of this concentration in Advances, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we analyze the implications to our financial management and profitability if we were to lose the business of one or more of these borrowers.

Investments. We are also exposed to credit risk through our investment portfolios. The risk management policy approved by our board of directors restricts the acquisition of investments to high-quality, short-term money market instruments and highly-rated long-term securities.

Short-Term Investments. We place funds with large, high-quality financial institutions with investment-grade long-term credit ratings on an unsecured basis for terms of up to 275 days; most such placements typically mature within 90 days. At March 31, 2012, our unsecured credit exposure, including accrued interest related to short-term money-market instruments, was $2.1 billion to 7 counterparties and issuers, all of which was for Federal Funds Sold that mature overnight. We actively monitor counterparty creditworthiness, ratings, performance, and capital adequacy in an effort to mitigate unsecured credit risk on the short-term investments, with an emphasis on the potential impacts from global economic conditions. Unsecured transactions can only be conducted with counterparties that are domiciled in countries that maintain a long-term sovereign rating from S&P of AA or higher. As of March 31, 2012, our total short-term unsecured credit was concentrated in counterparties domiciled in the following countries: United States (19%, none of which was to United States GSEs/Agencies), Canada (43%), Sweden (11%), Norway (11%), Finland (11%), and Netherlands (5%).

Long-Term Investments. Our long-term investments include RMBS guaranteed by the housing GSEs (Fannie Mae and Freddie Mac), other U.S. obligations - guaranteed RMBS (Ginnie Mae), corporate debentures guaranteed by the FDIC and backed by the full faith and credit of the United States government under the TLGP, and corporate debentures issued by GSEs.

Our long-term investments also include private-label MBS and ABS, which are directly or indirectly secured by underlying mortgage loans. Investments in private-label MBS and ABS may be purchased as long as the investments are rated AAA at the time of purchase. However, we are subject to credit risk on private-label MBS and ABS. Each of the securities contains one or more forms of credit protection at the time of purchase, including subordination, excess spread, over-collateralization and/or an insurance wrap to mitigate the credit risk.

A Finance Agency regulation provides that the total value of our investments in MBS and ABS, calculated using amortized historical cost, must not exceed 300% of our total regulatory capital, consisting of Retained Earnings, Class B Capital Stock, and MRCS, as of the day we purchase the securities, based on the capital amount most recently reported to the Finance Agency. These investments, as a percentage of total regulatory capital, were 291% at March 31, 2012. Generally, our goal is to maintain these investments near the 300% limit.

Applicable rating levels are determined using the lowest relevant long-term rating from S&P, Moody's and Fitch. Rating modifiers are ignored when determining the applicable rating level for a given counterparty or investment.

The following tables present the carrying value by credit ratings of our investments, grouped by category ($ amounts in millions):

					Below
					Investment
March 31, 2012	AAA	AA	A	BBB	Grade	Total
Short-term investments:
Interest-Bearing Deposits	$—	$—	$—	$—	$—	$—
Securities Purchased Under Agreements to Resell	—	1,750	—	—	—	1,750
Federal Funds Sold	—	1,230	875	—	—	2,105
Total short-term investments	—	2,980	875	—	—	3,855
AFS securities:
GSE debentures	—	2,401	—	—	—	2,401
TLGP debentures	—	321	—	—	—	321
Private-label MBS	—	—	—	—	615	615
Total AFS securities	—	2,722	—	—	615	3,337
HTM securities:
GSE debentures	—	269	—	—	—	269
TLGP debentures	—	978	—	—	—	978
Other U.S. obligations - guaranteed RMBS	—	2,722	—	—	—	2,722
GSE RMBS	—	3,615	—	—	—	3,615
Private-label MBS	133	44	8	67	103	355
Private-label ABS	—	16	—	—	2	18
Total HTM securities	133	7,644	8	67	105	7,957
Total investments, carrying value	$133	$13,346	$883	$67	$720	$15,149

Percentage of total	1%	88%	6%	—%	5%	100%

December 31, 2011
Short-term investments:
Interest-Bearing Deposits	$—	$—	$—	$—	$—	$—
Securities Purchased Under Agreements to Resell	—	—	—	—	—	—
Federal Funds Sold	—	2,095	1,327	—	—	3,422
Total short-term investments	—	2,095	1,327	—	—	3,422
AFS securities:
GSE debentures	—	2,026	—	—	—	2,026
TLGP debentures	—	322	—	—	—	322
Private-label MBS	—	—	—	—	601	601
Total AFS securities	—	2,348	—	—	601	2,949
HTM securities:
GSE debentures	—	269	—	—	—	269
TLGP debentures	—	1,883	—	—	—	1,883
Other U.S. obligations - guaranteed RMBS	—	2,747	—	—	—	2,747
GSE RMBS	—	3,512	—	—	—	3,512
Private-label MBS	187	13	9	76	117	402
Private-label ABS	—	17	—	—	2	19
Total HTM securities	187	8,441	9	76	119	8,832
Total investments, carrying value	$187	$12,884	$1,336	$76	$720	$15,203

Percentage of total	1%	85%	9%	—%	5%	100%

The following table presents the carrying values and fair values at March 31, 2012, of two private-label RMBS downgraded during the period from April 1, 2012 to April 30, 2012 from the lowest NRSRO rating previously reported. There were no other downgrades of MBS and ABS during this period ($ amounts in millions):

	To BBB		To BB
	Carrying Value	Fair Value	Carrying Value	Fair Value
Private-label RMBS:
Downgraded from AA	$3	$3	$—	$—
Downgraded from A	—	—	9	8
Total	$3	$3	$9	$8

There was one private-label ABS on negative watch as of April 30, 2012. At March 31, 2012, the carrying value and estimated fair value of this security was less than $1 million.

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

Our private-label MBS and ABS are backed by collateral located in the United States. The top five states, by percentage of collateral located in those states as of March 31, 2012, were California (57%), New York (6%), Florida (6%), Virginia (3%), and New Jersey (2%).

The tables below present for our prime, Alt-A and subprime securities the UPB by credit ratings, based on the lowest of Moody's, S&P, or comparable Fitch ratings, as well as amortized cost, estimated fair value, and other collateral information by year of securitization as of March 31, 2012 ($ amounts in millions):

	2004
	and
Prime	prior	2005	2006	2007	Total
Private-label RMBS:
AAA-rated	$134	$—	$—	$—	$134
AA-rated	24	1	—	—	25
A-rated	—	—	—	—	—
BBB-rated	50	18	—	—	68
Below investment grade:
BB-rated	36	21	—	—	57
B-rated	—	40	1	—	41
CCC-rated	—	198	—	—	198
CC-rated	—	200	—	51	251
C-rated	—	39	118	173	330
Total below investment grade	36	498	119	224	877
Total UPB	$244	$517	$119	$224	$1,104

Amortized cost	$242	$474	$111	$165	$992
Unrealized losses (1)	(6)	(59)	(9)	(10)	(84)
Estimated fair value	237	415	102	155	909

OTTI (year-to-date) (2):
Total OTTI losses	$—	$—	$—	$—	$—
Portion reclassified to (from) OCI	—	—	(1)	(2)	(3)
OTTI credit losses	$—	$—	$(1)	$(2)	$(3)

Weighted average percentage of estimated fair value to UPB	97%	80%	85%	69%	82%
Original weighted average credit support	3%	7%	6%	10%	7%
Current weighted average credit support	12%	7%	3%	3%	7%
Weighted average collateral delinquency (3)	7%	14%	17%	23%	14%

(1)	Unrealized losses represent the difference between estimated fair value and amortized cost where estimated fair value is less than amortized cost. These amounts exclude unrealized gains.

(2)	Amounts only include OTTI losses for securities held at March 31, 2012.

(3)
Includes delinquencies of 60 days or more, foreclosures, real estate owned and bankruptcies, weighted by the UPB of the individual securities in the category based on their respective collateral delinquency.

	2004
	and
Alt-A	prior	2005	2006	2007	Total
Private-label RMBS:
AAA-rated	$—	$—	$—	$—	$—
AA-rated	20	—	—	—	20
A-rated	8	—	—	—	8
BBB-rated	—	—	—	—	—
Below investment grade:
BB-rated	—	—	—	—	—
B-rated	3	—	—	—	3
CCC-rated	—	—	—	—	—
CC-rated	—	5	—	—	5
C-rated	—	—	—	—	—
D-rated	—	35	—	—	35
Total below investment grade:	3	40	—	—	43
Total UPB	$31	$40	$—	$—	$71

Amortized cost	$31	$32	$—	$—	$63
Unrealized losses (1)	(1)	(9)	—	—	(10)
Estimated fair value	30	23	—	—	53

OTTI (year-to-date) (2):
Total OTTI losses	$—	$—	$—	$—	$—
Portion reclassified to (from) OCI	—	—	—	—	—
OTTI credit losses	$—	$—	$—	$—	$—

Weighted average percentage of estimated fair value to UPB	95%	57%	—%	—%	74%
Original weighted average credit support	3%	7%	—%	—%	5%
Current weighted average credit support	11%	—%	—%	—%	5%
Weighted average collateral delinquency (3)	7%	18%	—%	—%	13%

(1)	Unrealized losses represent the difference between estimated fair value and amortized cost where estimated fair value is less than amortized cost. These amounts exclude unrealized gains.

(2)	Amounts only include OTTI losses for securities held at March 31, 2012.

(3)
Includes delinquencies of 60 days or more, foreclosures, real estate owned and bankruptcies, weighted by the UPB of the individual securities in the category based on their respective collateral delinquency.

	2004
	and
Subprime	prior	2005	2006	2007	Total
Private-label ABS - home equity loans:
Below investment grade:
B-rated	$3	$—	$—	$—	$3
Total UPB	$3	$—	$—	$—	$3

Amortized cost	$3	$—	$—	$—	$3
Unrealized losses (1)	(1)	—	—	—	(1)
Estimated fair value	2	—	—	—	2

OTTI (year-to-date) (2):
Total OTTI losses	$—	$—	$—	$—	$—
Portion reclassified to (from) OCI	—	—	—	—	—
OTTI credit losses	$—	$—	$—	$—	$—

Weighted average percentage of estimated fair value to UPB	68%	—%	—%	—%	68%
Original weighted average credit support (3)	100%	—%	—%	—%	100%
Current weighted average credit support (3)	100%	—%	—%	—%	100%
Weighted average collateral delinquency (4)	32%	—%	—%	—%	32%

Private-label ABS - manufactured housing loans:
AA-rated	$16	$—	$—	$—	$16
Total UPB	$16	$—	$—	$—	$16

Amortized cost	$16	$—	$—	$—	$16
Unrealized losses (1)	(4)	—	—	—	(4)
Estimated fair value	13	—	—	—	13

OTTI (year-to-date) (2):
Total OTTI losses	$—	$—	$—	$—	$—
Portion reclassified to (from) OCI	—	—	—	—	—
OTTI credit losses	$—	$—	$—	$—	$—

Weighted average percentage of estimated fair value to UPB	78%	—%	—%	—%	78%
Original weighted average credit support	28%	—%	—%	—%	28%
Current weighted average credit support	29%	—%	—%	—%	29%
Weighted average collateral delinquency (4)	2%	—%	—%	—%	2%

(1)	Unrealized losses represent the difference between estimated fair value and amortized cost where estimated fair value is less than amortized cost. These amounts exclude unrealized gains.

(2)	Amounts only include OTTI losses for securities held at March 31, 2012.

(3)	The credit support for the home equity loans is provided by MBIA Insurance Corporation.

(4)
Includes delinquencies of 60 days or more, foreclosures, real estate owned and bankruptcies, weighted by the UPB of the individual securities in the category based on their respective collateral delinquency.

The following table presents the UPB of our private-label MBS and ABS by collateral type ($ amounts in millions):

	March 31, 2012			December 31, 2011
	Fixed	Variable		Fixed	Variable
Collateral Type	Rate	Rate (1)(2)	Total	Rate	Rate (1)(2)	Total
RMBS:
Prime loans	$353	$751	$1,104	$405	$757	$1,162
Alt-A loans	71	—	71	78	—	78
Total RMBS	424	751	1,175	483	757	1,240
ABS - home equity loans:
Subprime loans	—	3	3	—	3	3
Total ABS - home equity loans	—	3	3	—	3	3
ABS - manufactured housing loans:
Subprime loans	16	—	16	17	—	17
Total ABS - manufactured housing loans	16	—	16	17	—	17
Total private-label MBS and ABS, at UPB	$440	$754	$1,194	$500	$760	$1,260

(1)	Variable-rate private-label MBS and ABS include those with a contractual coupon rate that, prior to contractual maturity, is either scheduled to change or is subject to change.

(2)	All variable-rate RMBS prime loans are hybrid adjustable-rate mortgage securities.

The table below presents, by loan type, certain characteristics of private-label RMBS and ABS in a gross unrealized loss position at March 31, 2012. The lowest ratings available for each security are reported as of April 30, 2012, based on the security's UPB at March 31, 2012 ($ amounts in millions):

						April 30, 2012 Ratings Based on
	March 31, 2012					March 31, 2012 UPB (3) (4)
			Gross	Collateral			Other	Below
		Amortized	Unrealized	Delinquency			Investment	Investment
By Loan Type (1)	UPB	Cost	Losses	Rate (2)	AAA (3)	AAA	Grade	Grade	Watchlist
Private-label RMBS backed by:
Prime - 1st lien	$986	$888	$(84)	15%	9%	9%	10%	81%	—%
Alt-A other - 1st lien	68	60	(10)	14%	—%	—%	24%	76%	—%
Total private-label RMBS	1,054	948	(94)	14%	9%	9%	10%	81%	—%
Subprime ABS - manufactured housing loans backed by:
1st lien	16	16	(4)	2%	—%	—%	100%	—%	—%
Total subprime ABS - manufactured housing loans	16	16	(4)	2%	—%	—%	100%	—%	—%
Subprime ABS - home equity loans backed by: (5)
2nd lien	3	3	(1)	32%	—%	—%	—%	100%	37%
Total subprime ABS - home equity loans	3	3	(1)	32%	—%	—%	—%	100%	37%
Total private-label MBS and ABS	$1,073	$967	$(99)	14%	9%	9%	12%	79%	—%

(1)	We classify our private-label RMBS and ABS as prime, Alt-A and subprime based on the originator's classification at the time of origination or based on classification by an NRSRO upon issuance.

(2)
Includes delinquencies of 60 days or more, foreclosures, real estate owned and bankruptcies, weighted by the UPB of the individual securities in the category based on their respective collateral delinquency.

(3)	Represents the lowest ratings available for each security based on the lowest of Moody's, S&P or comparable Fitch ratings.

(4)	Excludes paydowns in full subsequent to March 31, 2012.

(5)
The credit support for the home equity loans is provided by MBIA Insurance Corporation. This insurance company had a credit rating of B as of April 30, 2012, based on the lower of Moody's and S&P ratings.

OTTI Evaluation Process. We evaluate our individual AFS and HTM securities that have been previously OTTI, or are in an unrealized loss position, for OTTI on a quarterly basis as described in Notes to Financial Statements - Note 5 - Other-Than-Temporary Impairment Analysis contained in our 2011 Form 10-K.

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

The following tables present the significant modeling assumptions used to determine whether a security was OTTI during the first quarter of 2012, as well as the related current credit enhancement, as of March 31, 2012. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. A zero or negative credit enhancement percentage reflects securities that have no remaining credit support from subordinated tranches and are likely to have experienced an actual principal loss. The calculated averages represent the dollar-weighted averages of all of the private-label RMBS and ABS in each category shown. MBS and ABS are classified as prime, Alt-A or subprime based on the originator's classification at the time of origination or based on classification by an NRSRO upon issuance. Because there is no universally accepted definition of prime, Alt-A or subprime underwriting standards, such classifications are subjective.

	Significant Modeling Assumptions for all Private-label RMBS						Current Credit
	Prepayment Rates		Default Rates		Loss Severities		Enhancement
	Weighted		Weighted		Weighted		Weighted
	Average	Range	Average	Range	Average	Range	Average	Range
Year of Securitization	%	%	%	%	%	%	%	%
Prime:
2007	6.4	6.2 - 6.6	42.7	37.2 - 46.1	47.0	42.3 - 49.5	3.2	1.2 - 8.0
2006	9.8	8.7 - 12.6	24.2	16.1 - 26.6	43.6	36.3 - 45.7	2.7	0.4 - 4.2
2005	9.6	7.4 - 21.3	25.3	2.7 - 29.4	35.9	20.0 - 42.4	7.0	1.1 - 11.8
2004 and prior	20.2	4.2 - 39.5	7.5	0.0 - 16.3	26.4	0.0 - 32.9	11.4	3.2 - 60.4
Total Prime	11.3	4.2 - 39.5	24.8	0.0 - 46.1	36.8	0.0 - 49.5	6.8	0.4 - 60.4
Alt-A:
2006	8.2	8.2 - 8.2	31.8	31.8 - 31.8	46.7	46.7 - 46.7	3.2	3.2 - 3.2
2005	6.7	6.5 - 8.0	36.6	24.8 - 38.3	40.0	38.9 - 40.2	—	(0.2) - 1.3
2004 and prior	14.1	11.4 - 18.2	7.9	1.2 - 14.9	25.7	18.7 - 36.2	11.0	4.7 - 15.5
Total Alt-A	9.7	6.5 - 18.2	25.4	1.2 - 38.3	36.1	18.7 - 46.7	4.5	(0.2) - 15.5
Total private-label RMBS	11.2	4.2 - 39.5	24.8	0.0 - 46.1	36.7	0.0 - 49.5	6.6	(0.2) - 60.4

	Significant Modeling Assumptions for all ABS - Home Equity Loans						Current Credit
	Prepayment Rates		Default Rates		Loss Severities		Enhancement
	Weighted		Weighted		Weighted		Weighted
	Average	Range	Average	Range	Average	Range	Average	Range
Year of Securitization	%	%	%	%	%	%	%	%
Subprime 2004 and prior	7.4	6.8 - 7.8	24.9	22.1 - 26.5	46.2	34.8 - 53.0	100.0	100.0 - 100.0
Total ABS - home equity loans	7.4	6.8 - 7.8	24.9	22.1 - 26.5	46.2	34.8 - 53.0	100.0	100.0 - 100.0

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

Primary Mortgage Insurance. As of March 31, 2012, we were the beneficiary of PMI coverage on $618.0 million or 13% of conventional mortgage loans. For a conventional loan, PMI, if applicable, covers losses or exposure down to approximately a loan-to-value ratio between 65% and 80% based upon the original appraisal, original loan-to-value ratio, term, and amount of PMI coverage. We are exposed to credit risk in that a PMI provider may fail to fulfill its claims payment obligations to us. We have analyzed our potential loss exposure to all of the PMI providers and, despite the low credit ratings and negative outlooks, do not expect any material losses based on the current level of seriously delinquent loans. This expectation is based on the credit-enhancement features of our master commitments (exclusive of PMI), the underwriting characteristics of the loans that back our master commitments, the seasoning of the loans, and the performance of the loans to date. We closely monitor the financial conditions of our PMI providers.

The following table presents the PMI providers and related PMI coverage amount on seriously delinquent loans held in our portfolio as of March 31, 2012 and the PMI providers' credit ratings as of April 30, 2012 ($ amounts in millions):

			Seriously Delinquent Loans with Primary Mortgage Insurance (2)
		Credit
	Credit	Rating		PMI Coverage
PMI Provider	Rating (1)	Outlook (1)	UPB	Outstanding
Mortgage Guaranty Insurance Corporation	B	Negative	$8	$2
Republic Mortgage Insurance Company (3) (5)	R	N/A	6	1
Radian Guaranty, Inc.	B	Negative	5	1
Genworth Mortgage Insurance Corporation Corporation	B	Negative	4	1
United Guaranty Residential Insurance Corporation	BBB	Stable	3	1
All Others (4) (5)	R, NR	N/A	2	1
Total			$28	$7

(1)	Represents the lowest credit rating and outlook of S&P, Moody's or Fitch stated in terms of the S&P equivalent as of April 30, 2012.

(2)	Seriously delinquent loans include loans that are 90 days or more past due or in the process of foreclosure.

(3)
On August 3, 2011, we announced that we would no longer accept Republic Mortgage Insurance Company as a provider of PMI, effective with mandatory delivery contracts committed on or after August 1, 2011. On January 20, 2012, the North Carolina Department of Insurance took possession and control of Republic Mortgage Insurance Company, a subsidiary of Old Republic International Corporation, and, beginning January 19, 2012, Republic Mortgage Insurance Company will pay only 50% of its claim amounts with the remaining amount to be paid at a future date when funds become available. Based upon the PMI coverage outstanding, such action has not had a material impact on our allowance for credit losses on mortgage loans.

(4)
On October 20, 2011, the Arizona Department of Insurance took possession and control of PMI Mortgage Insurance Co. Beginning October 24, 2011, PMI Mortgage Insurance Co. will pay only 50% of its claim amounts with the remaining amount deferred until the company is liquidated. Such action has not had a material impact on the allowance for credit losses on mortgage loans as PMI Mortgage Insurance Co. was a small provider of mortgage insurance on our underlying mortgage loan portfolio.

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

Credit Risk Exposure to Supplemental Mortgage Insurance Providers. As of March 31, 2012, we were the beneficiary of SMI coverage on mortgage pools with a total UPB of $4.1 billion. Two mortgage insurance companies provide all of the SMI coverage. The following table presents the SMI exposure ($ amounts in millions):

Mortgage Insurance Company	March 31, 2012	December 31, 2011
Mortgage Guaranty Insurance Corporation	$35	$36
Genworth Mortgage Insurance Corporation	19	21
Total	$54	$57

Finance Agency credit-risk-sharing regulations that authorize the use of SMI require that the providers be rated at least AA- at the time the loans are purchased. With the deterioration in the mortgage markets, we have been unable to meet the Finance Agency regulation's rating requirement because no mortgage insurers that underwrite SMI are currently rated in the second highest rating category or better by any NRSRO. In fact, none of the mortgage insurance companies currently providing SMI coverage to us were rated higher than B as of April 30, 2012. Additional information concerning the SMI provider ratings is provided in Recent Accounting and Regulatory Developments - Legislative and Regulatory Developments - Significant Finance Agency Regulatory Actions in our 2011 Form 10-K.

Loan Characteristics. The mortgage loans purchased through the MPP are currently dispersed across 50 states and the District of Columbia. No single zip code represented more than 1% of MPP loans outstanding at March 31, 2012 or December 31, 2011. It is likely that the concentration of MPP loans in our district states of Indiana and Michigan will increase in the future, due to the loss of the three largest sellers in 2006 - 2007 that were our primary sources of nationwide mortgages. The median outstanding balance of our MPP loans was approximately $131 thousand and $132 thousand at March 31, 2012 and December 31, 2011, respectively.

Credit Performance. Troubled debt restructurings related to mortgage loans are considered to have occurred when a concession is granted to the debtor related to the debtor's financial difficulties that would not otherwise be considered for economic or legal reasons. We do not participate in government-sponsored loan modification programs. There were nine mortgage loans modified that were considered troubled debt restructurings during the three months ended March 31, 2012, and there were none for the three months ended March 31, 2011.

Although we establish credit enhancements in each mortgage pool at the time of the pool's origination that are sufficient to absorb loan losses up to approximately 50%, the magnitude of the declines in home prices, rise in unemployment rates, and increase in delinquencies in some areas since 2006 have resulted in losses in some of the mortgage pools that have exhausted credit enhancements. Some of our mortgage pools have loans originated in states and localities (e.g., California, Arizona, Florida, and Nevada) that have had the most severe declines in home prices. We purchased most of these loan pools from former members that are no longer members of the Bank and, thus, have stopped selling mortgage loans to us. When a mortgage pool's credit enhancements are exhausted, we realize any additional loan losses in that pool.

The serious delinquency rate for our FHA mortgages was 0.79% at March 31, 2012, compared to 0.61% at December 31, 2011. We rely on insurance provided by the FHA, which generally provides coverage for 100% of the principal balance of the underlying mortgage loan and defaulted interest at the debenture rate. However, we would receive defaulted interest at the contractual rate from the servicer.

The serious delinquency rate for conventional mortgages was 2.66% at March 31, 2012, compared to 2.49% at December 31, 2011. Both rates were below the national serious delinquency rate. See Notes to Financial Statements - Note 8 - Allowance for Credit Losses for more information.

Derivatives. A primary credit risk posed by derivative transactions is the risk that a counterparty will fail to meet its related contractual obligations, forcing us to replace the derivatives at market prices. The notional amount of interest-rate exchange agreements does not represent our true credit risk exposure; however, it serves as a factor in determining periodic interest payments or cash flows received and paid. Our net credit exposure is measured at estimated fair value. When the net fair value of our interest-rate exchange agreements with a counterparty is positive, this generally indicates that the counterparty owes us. When the net fair value of the interest-rate exchange agreements is negative, this generally indicates that we owe the counterparty. If a counterparty fails to perform, our credit risk is approximately equal to the aggregate fair value gain, if any, on the interest-rate exchange agreements. If there is an aggregate fair value loss, there is a risk that our collateral would not be returned, which would result in credit risk to the extent that the collateral exceeds the fair value loss. All counterparties are subject to credit review procedures in accordance with our Risk Management Policy. We review our counterparties' exposure to European sovereign debt as part of our credit risk review procedures.

We maintain a policy requiring that interest rate exchange agreements be governed by an International Swaps and Derivatives Association Master Agreement. These agreements provide for netting of amounts due to us and amounts due to counterparties, thereby reducing credit exposure. When the net estimated fair value of our interest-rate exchange agreements with a counterparty is positive, the counterparty generally owes us. When the net estimated fair value of the interest-rate exchange agreements is negative, we generally owe the counterparty. Our current counterparties governed by these agreements include large banks and other financial institutions with a significant presence in the derivatives market that are rated A- or better by S&P and A3 or better by Moody's. However, by the end of the first quarter of 2012, all except one of our active derivative counterparties have been placed on watch negative by Moody's. If one or more of these counterparties are downgraded and, as a result, we are unable to transact additional business with those counterparties, our ability to effectively engage in derivative transactions could be adversely affected.

The following table presents key information on derivative counterparties on a settlement date basis using credit ratings based on the lower of S&P or Moody's ($ amounts in millions):

		Credit Exposure	Other
	Total	Net of Cash	Collateral	Net Credit
March 31, 2012	Notional	Collateral	Held	Exposure
AA	$12,681	$—	$—	$—
A	21,635	—	—	—
Unrated	144	—	—	—
Subtotal	34,460	—	—	—
Member institutions (1)	140	—	—	—
Total	$34,600	$—	$—	$—

December 31, 2011
AA	$13,359	$—	$—	$—
A	21,561	—	—	—
Unrated	70	—	—	—
Subtotal	34,990	—	—	—
Member institutions (1)	68	—	—	—
Total	$35,058	$—	$—	$—

(1)	Includes mortgage delivery commitments.

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

Measuring Market Risks

We utilize multiple risk measurements, including duration of equity, duration gap, convexity, VaR, earnings at risk, and changes in market value of equity, to evaluate market risk. Periodically, stress tests are conducted to measure and analyze the effects that extreme movements in the level of interest rates and the shape of the yield curve would have on our risk position.

Duration of Equity. Duration of equity is a measure of interest-rate risk and a primary metric used to manage our market risk exposure. It is an estimate of the percentage change (expressed in years) in our market value of equity that could be caused by a 100 basis point parallel upward or downward shift in the interest-rate curves. We value our portfolios using the LIBOR curve or external prices. The market value and interest-rate sensitivity of each asset, liability, and off balance sheet position is determined to compute our duration of equity. We calculate duration of equity using the interest-rate curve as of the date of calculation and for scenarios where the interest rate curve is 200 basis points higher or lower than the base level. Our board of directors determines acceptable ranges for duration of equity. A negative duration of equity suggests adverse exposure to falling rates and a favorable response to rising rates, while a positive duration suggests adverse exposure to rising rates and a favorable response to falling rates.

The following table presents the duration of equity levels for our total position which are subject to internal policy guidelines:

Date	-200 basis points*	Base	+200 basis points
March 31, 2012	(2.7) years	2.0 years	2.3 years
December 31, 2011	(6.9) years	(1.5) years	2.4 years

*
Our internal policy guidelines provide for the calculation of the duration of equity in a low-rate environment to be based on the Finance Agency Advisory Bulletin 03-09, as modified September 3, 2008. Under these guidelines, our effective duration of equity was 2.0 years at March 31, 2012, and (1.5) years at December 31, 2011.

We were in compliance with the duration of equity limits established at both dates. The changes in the duration of equity levels at March 31, 2012 compared to December 31, 2011 were substantially due to changes in our valuation technique, and a specific modeling assumption, for Consolidated Obligations. See Notes to Financial Statements - Note 14 - Estimated Fair Values for more information.

As part of our overall interest rate risk management process, we continue to evaluate strategies to manage interest rate risk arising from a variety of market factors and our current interest rate risk measures. Certain of these strategies, if implemented, could have an adverse impact on future earnings.

Duration Gap. The duration gap is the difference between the effective duration of total assets and the effective duration of total liabilities, adjusted for the effect of derivatives. A positive duration gap signals an exposure to rising interest rates because it indicates that the duration of assets exceeds the duration of liabilities. A negative duration gap signals an exposure to declining interest rates because the duration of assets is less than the duration of liabilities. The duration gap was 0.6 months at March 31, 2012, compared to (2.1) months at December 31, 2011.

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

Date	VaR
March 31, 2012	$265
December 31, 2011	136

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

Date	-200 basis points	+200 basis points
March 31, 2012	0.2%	(3.7)%
December 31, 2011	(3.0)%	0.4%

The changes in the VaR and the Ratio of Market Value to Book Value of Equity at March 31, 2012 compared to December 31, 2011 were substantially due to changes in our valuation technique, and a specific modeling assumption, for Consolidated Obligations.

See Item 7A. Quantitative and Qualitative Disclosures - Use of Derivative Hedges in our 2011 Form 10-K for more information about our use of derivative hedges.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports filed under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and (b) accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal accounting officer, to allow timely decisions regarding required disclosures. As of March 31, 2012, we conducted an evaluation, under the supervision, and with the participation, of our management, including our Chief Executive Officer (the principal executive officer), Chief Operating Officer - Chief Financial Officer (the principal financial officer) and Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer, Chief Operating Officer - Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Internal Control Over Financial Reporting

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

Part II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are unaware of any potential claims that could be material.

Private-Label Mortgage-Backed Securities Litigation

On October 15, 2010, we filed a complaint in the Superior Court of Marion County, Indiana, relating to 30 private-label mortgage-backed securities we purchased in the aggregate original principal amount of approximately $2.7 billion. The complaint, which has been amended, is an action for rescission and damages and asserts claims for negligent misrepresentation and violations of state and federal securities law occurring in connection with the sale of these private-label mortgage-backed securities. On March 9, 2012, the Court heard oral arguments on the defendants' motion to dismiss the amended complaint.

ITEM 1A.  RISK FACTORS

Except for an addition to the following risk factor, there have been no material changes in the risk factors described in Item 1A of our 2011 Form 10-K.

Our Exposure to Credit Risk Could Adversely Affect Our Financial Condition and Results of Operations.

Our ability to engage in routine derivative transactions could be adversely affected by the financial condition of our counterparties. By the end of the first quarter of 2012, all except one of our active derivative counterparties have been placed on watch negative by Moody's. If one or more of these counterparties are downgraded and, as a result, we are unable to transact additional business with those counterparties, our ability to effectively engage in derivative transactions could be adversely affected, which could impair our ability to manage some aspects of our interest rate risk.

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

10.7*+	Form of Key Employee Severance Agreement for Principal Executive Officer, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on May 24, 2010

10.8*+	Form of Key Employee Severance Agreement for Executive Officers, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on February 4, 2011

10.9*	Joint Capital Enhancement Agreement dated August 5, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on August 5, 2011

10.10*+
Federal Home Loan Bank of Indianapolis Incentive Plan, effective January 1, 2012, with technical amendments made on March 19, 2012, incorporated by reference to our Annual Report on Form 10-K filed on March 20, 2012.

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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

May 11, 2012	By:	/s/ MILTON J. MILLER II
	Name:	Milton J. Miller II
	Title:	President - Chief Executive Officer

May 11, 2012	By:	/s/ CINDY L. KONICH
	Name:	Cindy L. Konich
	Title:	Executive Vice President - Chief Operating Officer - Chief Financial Officer

May 11, 2012	By:	/s/ K. LOWELL SHORT, JR.
	Name:	K. Lowell Short, Jr.
	Title:	Senior Vice President - Chief Accounting Officer