Form 10-Q
period 2012-06-30
Federal Home Loan Bank of Indianapolis
filed 2012-08-10
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
☐  Yes            ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of July 31, 2012
Class B Stock, par value $100	20,593,353

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Federal Home Loan Bank of Indianapolis
Statements of Condition
(Unaudited, $ amounts and shares in thousands, except par value)

	June 30, 2012	December 31, 2011
Assets:
Cash and Due from Banks	$198,325	$512,682
Interest-Bearing Deposits	110	15
Securities Purchased Under Agreements to Resell	1,700,000	—
Federal Funds Sold	2,237,000	3,422,000
Available-for-Sale Securities (Notes 3 and 5)	3,836,762	2,949,446
Held-to-Maturity Securities (Estimated Fair Values of $7,663,673 and $8,972,081, respectively) (Notes 4 and 5)	7,464,699	8,832,178
Advances (Note 6)	18,813,684	18,567,702
Mortgage Loans Held for Portfolio, net (Notes 7 and 8)	5,779,558	5,955,142
Accrued Interest Receivable	86,296	87,314
Premises, Software, and Equipment, net	12,864	12,626
Derivative Assets, net (Note 9)	425	493
Other Assets	35,513	35,892
Total Assets	$40,165,236	$40,375,490

Liabilities:
Deposits:
Interest-Bearing	$771,162	$620,702
Non-Interest-Bearing	11,783	8,764
Total Deposits	782,945	629,466
Consolidated Obligations (Note 10):
Discount Notes	7,557,115	6,536,109
Bonds	28,719,874	30,358,210
Total Consolidated Obligations	36,276,989	36,894,319
Accrued Interest Payable	89,918	102,060
Affordable Housing Program Payable	34,550	32,845
Derivative Liabilities, net (Note 9)	188,326	174,573
Mandatorily Redeemable Capital Stock (Note 11)	450,898	453,885
Other Liabilities	264,479	141,154
Total Liabilities	38,088,105	38,428,302

Commitments and Contingencies (Note 15)

Capital (Note 11):
Capital Stock Putable (at par value of $100 per share):
Class B-1 issued and outstanding shares: 16,048 and 15,592, respectively	1,604,797	1,559,196
Class B-2 issued and outstanding shares: 31 and 39, respectively	3,127	3,860
Total Capital Stock Putable	1,607,924	1,563,056
Retained Earnings:
Unrestricted	520,819	484,511
Restricted	28,098	13,162
Total Retained Earnings	548,917	497,673
Total Accumulated Other Comprehensive Income (Loss) (Note 12)	(79,710)	(113,541)
Total Capital	2,077,131	1,947,188

Total Liabilities and Capital	$40,165,236	$40,375,490

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
(Unaudited, $ amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest Income:
Advances	$43,544	$39,465	$88,913	$80,613
Prepayment Fees on Advances, net	2,359	280	2,833	1,414
Interest-Bearing Deposits	280	8	474	18
Securities Purchased Under Agreements to Resell	824	94	1,460	683
Federal Funds Sold	593	1,973	980	4,914
Available-for-Sale Securities	10,315	13,113	20,774	27,990
Held-to-Maturity Securities	40,709	45,458	84,701	90,971
Mortgage Loans Held for Portfolio, net	63,887	76,532	133,118	156,661
Other, net	(188)	71	753	592
Total Interest Income	162,323	176,994	334,006	363,856
Interest Expense:
Consolidated Obligation Discount Notes	1,811	2,082	2,603	5,281
Consolidated Obligation Bonds	97,742	115,130	201,849	233,650
Deposits	21	60	51	133
Mandatorily Redeemable Capital Stock	3,326	3,737	7,237	8,562
Total Interest Expense	102,900	121,009	211,740	247,626
Net Interest Income	59,423	55,985	122,266	116,230
Provision for Credit Losses	1,864	1,183	2,283	2,159
Net Interest Income After Provision for Credit Losses	57,559	54,802	119,983	114,071
Other Income (Loss):
Total Other-Than-Temporary Impairment Losses	—	—	(6)	(2,972)
Non-Credit Portion Reclassified to (from) Other Comprehensive Income (Loss), net	(292)	(3,336)	(3,574)	(18,745)
Net Other-Than-Temporary Impairment Losses, credit portion	(292)	(3,336)	(3,580)	(21,717)
Net Realized Losses from Sale of Available-for-Sale Securities	—	(1,943)	—	(1,943)
Net Gains (Losses) on Derivatives and Hedging Activities	(5,563)	(3,406)	(4,387)	(3,533)
Service Fees	254	265	487	528
Standby Letters of Credit Fees	239	462	488	800
Loss on Extinguishment of Debt	—	—	—	(397)
Other, net	228	239	505	421
Total Other Income (Loss)	(5,134)	(7,719)	(6,487)	(25,841)
Other Expenses:
Compensation and Benefits	9,282	8,320	18,049	17,063
Other Operating Expenses	4,199	3,686	8,129	6,516
Federal Housing Finance Agency	826	860	1,836	1,776
Office of Finance	605	523	1,280	1,344
Other	227	259	425	514
Total Other Expenses	15,139	13,648	29,719	27,213
Income Before Assessments	37,286	33,435	83,777	61,017
Assessments:
Affordable Housing Program	4,061	3,111	9,101	5,855
Resolution Funding Corporation	—	5,939	—	10,907
Total Assessments	4,061	9,050	9,101	16,762
Net Income	$33,225	$24,385	$74,676	$44,255

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Comprehensive Income
(Unaudited, $ amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net Income	$33,225	$24,385	$74,676	$44,255

Other Comprehensive Income:
Net Change in Unrealized Gains (Losses) on Available-for-Sale Securities	(1,769)	5,886	(5,185)	10,149

Non-Credit Portion of Other-Than-Temporary Impairment Losses on Available-for-Sale Securities:
Non-Credit Portion	—	—	—	(2,331)
Net Change in Fair Value Not in Excess of Cumulative Non-Credit Losses	5,183	(6,328)	31,785	(1,062)
Unrealized Gains (Losses)	630	(4,546)	4,754	(709)
Reclassification of Net Realized Losses From Sale to Other Income (Loss)	—	1,943	—	1,943
Reclassification of Non-Credit Portion to Other Income (Loss)	292	3,336	3,578	21,076
Net Non-Credit Portion of Other-Than-Temporary Impairment Losses on Available-for-Sale Securities	6,105	(5,595)	40,117	18,917

Non-Credit Portion of Other-Than-Temporary Impairment Losses on Held-to-Maturity Securities:
Non-Credit Portion	—	—	(4)	—
Accretion of Non-Credit Portion	19	832	46	1,902
Net Non-Credit Portion of Other-Than-Temporary Impairment Losses on Held-to-Maturity Securities	19	832	42	1,902

Pension Benefits	(1,451)	1,356	(1,143)	1,648

Total Other Comprehensive Income	2,904	2,479	33,831	32,616

Total Comprehensive Income	$36,129	$26,864	$108,507	$76,871

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Six Months Ended June 30, 2011 and 2012
(Unaudited, $ amounts and shares in thousands)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2010	16,101	$1,610,060	$427,557	$—	$427,557	$(90,246)	$1,947,371

Proceeds from Sale of Capital Stock	349	34,898					34,898
Repurchase/Redemption of Capital Stock	(1,497)	(149,694)					(149,694)
Net Shares Reclassified to Mandatorily Redeemable Capital Stock	(54)	(5,389)					(5,389)

Total Comprehensive Income			44,255	—	44,255	32,616	76,871

Distributions on Mandatorily Redeemable Capital Stock			(11)	—	(11)		(11)
Cash Dividends on Capital Stock (2.5% annualized)			(20,487)	—	(20,487)		(20,487)

Balance, June 30, 2011	14,899	$1,489,875	$451,314	$—	$451,314	$(57,630)	$1,883,559

Balance, December 31, 2011	15,631	$1,563,056	$484,511	$13,162	$497,673	$(113,541)	$1,947,188

Proceeds from Sale of Capital Stock	483	48,381					48,381
Repurchase/Redemption of Capital Stock	—	—					—
Net Shares Reclassified to Mandatorily Redeemable Capital Stock	(35)	(3,513)					(3,513)

Total Comprehensive Income			59,740	14,936	74,676	33,831	108,507

Distributions on Mandatorily Redeemable Capital Stock			(27)	—	(27)		(27)
Cash Dividends on Capital Stock (3.0% annualized)			(23,405)	—	(23,405)		(23,405)

Balance, June 30, 2012	16,079	$1,607,924	$520,819	$28,098	$548,917	$(79,710)	$2,077,131

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
(Unaudited, $ amounts in thousands)

	Six Months Ended
	June 30,
	2012	2011 (1)
Operating Activities:
Net Income	$74,676	$44,255
Adjustments to reconcile Net Income to Net Cash provided by Operating Activities:
Amortization and Depreciation	12,976	13,423
Change in Net Derivative and Hedging Activities	44,797	51,004
Net Other-Than-Temporary Impairment Losses, credit portion	3,580	21,717
Loss on Extinguishment of Debt	—	397
Provision for Credit Losses	2,283	2,159
Net Realized Losses from Sale of Available-for-Sale Securities	—	1,943
Changes in:
Accrued Interest Receivable (adjusted for capitalized interest)	977	19,925
Other Assets	5,140	(138)
Accrued Interest Payable	(12,142)	(10,176)
Other Liabilities	(300)	(8,811)
Total Adjustments, net	57,311	91,443
Net Cash provided by Operating Activities	131,987	135,698

Investing Activities:
Changes in:
Interest-Bearing Deposits	(12,387)	(10,956)
Securities Purchased Under Agreements to Resell	(1,700,000)	750,000
Federal Funds Sold	1,185,000	4,420,000
Purchases of Premises, Software, and Equipment	(5,666)	(894)
Available-for-Sale Securities:
Proceeds from Maturities of Long-Term	35,428	107,740
Proceeds from Sales of Long-Term	—	66,520
Purchases of Long-Term	(777,000)	—
Held-to-Maturity Securities:
Proceeds from Maturities of Long-Term	2,233,961	753,507
Purchases of Long-Term	(842,141)	(975,136)
Advances:
Principal Collected	24,083,868	7,986,310
Disbursed to Members	(24,317,570)	(7,174,205)
Mortgage Loans Held for Portfolio:
Principal Collected	727,263	664,708
Purchases	(557,825)	(248,416)
Other Federal Home Loan Banks:
Principal Collected on Loans	—	50,000
Loans Made	—	(50,000)
Net Cash provided by Investing Activities	52,931	6,339,178

(1)	Certain amounts have been revised. See Note 1 - Summary of Significant Accounting Policies - Correction of an Error.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
(Unaudited, $ amounts in thousands)

	Six Months Ended
	June 30,
	2012	2011
Financing Activities:
Changes in Deposits	153,479	121,672
Net Payments on Derivative Contracts with Financing Elements	(42,481)	(54,171)
Net Proceeds from Issuance of Consolidated Obligations:
Discount Notes	56,295,065	259,944,888
Bonds	11,810,870	9,923,131
Payments for Matured and Retired Consolidated Obligations:
Discount Notes	(55,274,157)	(258,875,922)
Bonds	(13,460,500)	(15,723,077)
Proceeds from Sale of Capital Stock	48,381	34,898
Payments for Redemption of Mandatorily Redeemable Capital Stock	(6,527)	(148,633)
Payments for Repurchase/Redemption of Capital Stock	—	(149,694)
Cash Dividends Paid on Capital Stock	(23,405)	(20,487)
Net Cash used in Financing Activities	(499,275)	(4,947,395)

Net Increase (Decrease) in Cash and Cash Equivalents	(314,357)	1,527,481
Cash and Cash Equivalents at Beginning of Period	512,682	11,676
Cash and Cash Equivalents at End of Period	$198,325	$1,539,157

Supplemental Disclosures:
Interest Paid	$219,689	$259,993
Affordable Housing Program Payments	7,397	8,813
Resolution Funding Corporation Assessments Paid	—	15,302
Capitalized Interest on Certain Held-to-Maturity Securities	9,416	16,434
Par Value of Net Shares Reclassified to Mandatorily Redeemable Capital Stock	3,513	5,389

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

Our significant accounting policies and certain other disclosures are set forth in Note 1 - Summary of Significant Accounting Policies in our 2011 Form 10-K. There have been no significant changes to these policies through June 30, 2012.

We use certain acronyms and terms throughout these financial statements, which are defined in the Glossary of Terms located on page 40. Unless the context otherwise requires, the terms "we," "us," and "our" refer to the Federal Home Loan Bank of Indianapolis.

Reclassifications. We have reclassified certain amounts from the prior periods to conform to the current period presentation. These reclassifications had no effect on Net Income, Total Comprehensive Income, Total Assets, or Total Capital.

Correction of an Error. During the preparation of the third quarter 2011 Form 10-Q, as previously disclosed in the September 30, 2011 Form 10-Q, we determined that, in periods prior to September 30, 2011, we incorrectly included the effects of certain non-cash transactions related to capitalized interest on Other U.S. obligations - guaranteed RMBS in the Operating Activities and Investing Activities sections of the Statements of Cash Flows. Such non-cash transactions should have had no impact on those sections; however, the effects of the error were fully offsetting in total. We have evaluated the effects of these errors and concluded that none of them are material to any of our previously issued interim or annual financial statements. Nevertheless, we have elected to revise our previously issued Statements of Cash Flows in these financial statements to correct for the effect of these errors. The revision does not affect the net change in cash and cash equivalents for any of the periods, and has no effect on our Statements of Condition, Income, Comprehensive Income, or Capital.

The amounts on previously issued Statements of Cash Flows that have been revised are presented below:

	Six Months Ended
	June 30, 2011
	As Previously Reported	As Revised
Operating Activities:
Net Change in: Accrued Interest Receivable	$9,051	$19,925
Total Adjustments, net	80,569	91,443
Net Cash provided by Operating Activities	124,824	135,698

Investing Activities:
Held-to-Maturity Securities: Proceeds from Maturities of Long-Term	764,381	753,507
Net Cash provided by Investing Activities	6,350,052	6,339,178
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

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 2 - Recently Adopted and Issued Accounting Guidance

Advisory Bulletin 2012-02. On April 9, 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention ("AB-2012-02"). The guidance establishes a standard and uniform methodology for classifying certain assets other than investment securities, and prescribes the timing of asset charge-offs based on these classifications. This guidance is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. AB-2012-02 states that it was effective upon issuance. We are in the process of implementing this guidance and, along with the other FHLBanks, are in discussions with the Finance Agency to resolve various accounting and operational issues raised by AB-2012-02. We are evaluating its effect on our financial condition, results of operations and cash flows, but we do not expect it to be material.

Disclosures about Offsetting Assets and Liabilities. On December 16, 2011, the FASB and the International Accounting Standards Board issued common disclosure requirements intended to help investors and other financial statement users better assess the effect or potential effect of offsetting arrangements on a company's financial position. This guidance will require us to disclose both gross and net information about financial instruments, including derivative instruments, which are either offset on the statement of condition or subject to an enforceable master netting arrangement or similar agreement. This guidance will be effective for interim and annual periods beginning on January 1, 2013 and will be applied retrospectively for all comparative periods presented. The adoption of this guidance will result in expanded interim and annual financial statement disclosures, but will not affect our financial condition, results of operations or cash flows.

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

On December 23, 2011, the FASB issued guidance to defer the effective date of the new requirement to separately present reclassifications of items out of AOCI to net income in the income statement. This deferral became effective for interim and annual periods beginning on January 1, 2012 and did not affect our adoption of the remaining guidance contained in the new accounting standard for the presentation of comprehensive income.

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

Note 3 - Available-for-Sale Securities

Major Security Types. The following table presents our AFS securities:

			Gross	Gross
	Amortized	Non-Credit	Unrealized	Unrealized	Estimated
June 30, 2012	Cost (1)	OTTI	Gains	Losses	Fair Value
GSE debentures	$2,904,385	$—	$11,881	$(2,181)	$2,914,085
TLGP debentures	319,507	—	195	—	319,702
Private-label RMBS	682,132	(81,001)	1,844	—	602,975
Total AFS securities	$3,906,024	$(81,001)	$13,920	$(2,181)	$3,836,762

December 31, 2011
GSE debentures	$2,011,882	$—	$14,045	$(232)	$2,025,695
TLGP debentures	321,175	—	1,267	—	322,442
Private-label RMBS	720,583	(116,364)	343	(3,253)	601,309
Total AFS securities	$3,053,640	$(116,364)	$15,655	$(3,485)	$2,949,446

(1)
Amortized cost of AFS securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and, if applicable, OTTI recognized in earnings (credit losses) and fair-value hedge accounting adjustments.

Unrealized gains and losses in the fair value of previously OTTI AFS securities are not included in Unrealized Gains (Losses) in AOCI, but are netted against the non-credit portion of OTTI in AOCI. The following tables reconcile the amounts in the table above to the AOCI rollforward presentation in Note 12 - Accumulated Other Comprehensive Income (Loss):

Net Unrealized Gains (Losses) on AFS Securities	June 30, 2012	December 31, 2011
Gross unrealized gains included in estimated fair value	$13,920	$15,655
Gross unrealized losses included in estimated fair value	(2,181)	(3,485)
Less: unrealized gains (losses) on previously OTTI securities	1,844	(2,910)
Net unrealized gains (losses) on AFS securities recognized in AOCI (Note 12)	$9,895	$15,080

Net Non-Credit Portion of OTTI Losses on AFS Securities	June 30, 2012	December 31, 2011
Non-Credit OTTI	$(81,001)	$(116,364)
Plus: unrealized gains (losses) on previously OTTI securities	1,844	(2,910)
Net non-credit portion of OTTI losses on AFS securities recognized in AOCI (Note 12)	$(79,157)	$(119,274)

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Premiums and Discounts. At June 30, 2012 and December 31, 2011, the amortized cost of our MBS classified as AFS securities included OTTI credit losses, OTTI-related accretion adjustments, and unamortized purchase premiums and discounts on OTTI securities totaling net discounts of $117,512 and $116,699, respectively.

Unrealized Loss Positions. The following table presents impaired AFS securities (i.e., in an unrealized loss position), which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
June 30, 2012	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS:
GSE debentures	$532,649	$(2,181)	$—	$—	$532,649	$(2,181)
TLGP debentures	—	—	—	—	—	—
Total Non-MBS	532,649	(2,181)	—	—	532,649	(2,181)
Private-label RMBS	—	—	543,536	(81,001)	543,536	(81,001)
Total impaired AFS securities	$532,649	$(2,181)	$543,536	$(81,001)	$1,076,185	$(83,182)

December 31, 2011
Non-MBS:
GSE debentures	$—	$—	$113,361	$(232)	$113,361	$(232)
TLGP debentures	—	—	—	—	—	—
Total Non-MBS	—	—	113,361	(232)	113,361	(232)
Private-label RMBS	88,161	(13,121)	495,251	(106,496)	583,412	(119,617)
Total impaired AFS securities	$88,161	$(13,121)	$608,612	$(106,728)	$696,773	$(119,849)

Redemption Terms. The amortized cost and estimated fair value of non-MBS AFS securities by contractual maturity are presented below. MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities as borrowers may have the right to prepay obligations with or without prepayment fees.

	June 30, 2012		December 31, 2011
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$319,507	$319,702	$321,175	$322,442
Due after one year through five years	1,718,735	1,729,286	941,496	950,264
Due after five years through ten years	1,100,920	1,101,237	1,070,386	1,075,431
Due after ten years	84,730	83,562	—	—
Total Non-MBS	3,223,892	3,233,787	2,333,057	2,348,137
Total MBS	682,132	602,975	720,583	601,309
Total AFS securities	$3,906,024	$3,836,762	$3,053,640	$2,949,446

Realized Gains and Losses. The following table presents the proceeds, previously recognized OTTI credit losses including accretion, and gross gains and losses related to the sale of two AFS securities in the three months ended June 30, 2011. We compute gains and losses on sales of investment securities using the specific identification method.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Sales of AFS Securities	2012	2011	2012	2011
Proceeds from sale	$—	$66,520	$—	$66,520

Previously recognized OTTI credit losses including accretion	$—	$16,585	$—	$16,585

Gross gains	$—	$904	$—	$904
Gross losses	—	(2,847)	—	(2,847)
Net Realized Losses from Sale of Available-for-Sale Securities	$—	$(1,943)	$—	$(1,943)

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

As of June 30, 2012, we had no intention of selling the remaining OTTI AFS securities, nor did we consider it more likely than not that we will be required to sell these securities before our anticipated recovery of each security's remaining amortized cost basis.

Note 4 - Held-to-Maturity Securities

Major Security Types. The following table presents our HTM securities:

				Gross	Gross
		OTTI		Unrecognized	Unrecognized	Estimated
	Amortized	Recognized	Carrying	Holding	Holding	Fair
June 30, 2012	Cost (1)	In AOCI	Value (2)	Gains (3)	Losses (3)	Value
Non-MBS and ABS:
GSE debentures	$268,995	$—	$268,995	$1,404	$—	$270,399
TLGP debentures	218,765	—	218,765	35	—	218,800
Total Non-MBS and ABS	487,760	—	487,760	1,439	—	489,199
MBS and ABS:
Other U.S. obligations -guaranteed RMBS	2,893,029	—	2,893,029	70,279	(6,779)	2,956,529
GSE RMBS	3,762,456	—	3,762,456	145,065	(675)	3,906,846
Private-label RMBS	303,472	—	303,472	586	(6,853)	297,205
Manufactured housing loan ABS	15,792	—	15,792	—	(3,655)	12,137
Home equity loan ABS	2,540	(350)	2,190	—	(433)	1,757
Total MBS and ABS	6,977,289	(350)	6,976,939	215,930	(18,395)	7,174,474
Total HTM securities	$7,465,049	$(350)	$7,464,699	$217,369	$(18,395)	$7,663,673

December 31, 2011
Non-MBS and ABS:
GSE debentures	$268,994	$—	$268,994	$1,361	$—	$270,355
TLGP debentures	1,883,334	—	1,883,334	2,505	(45)	1,885,794
Total Non-MBS and ABS	2,152,328	—	2,152,328	3,866	(45)	2,156,149
MBS and ABS:
Other U.S. obligations -guaranteed RMBS	2,746,474	—	2,746,474	48,915	(13,258)	2,782,131
GSE RMBS	3,511,831	—	3,511,831	118,839	(2,537)	3,628,133
Private-label RMBS	402,464	—	402,464	227	(12,143)	390,548
Manufactured housing loan ABS	16,757	—	16,757	—	(3,482)	13,275
Home equity loan ABS	2,716	(392)	2,324	—	(479)	1,845
Total MBS and ABS	6,680,242	(392)	6,679,850	167,981	(31,899)	6,815,932
Total HTM securities	$8,832,570	$(392)	$8,832,178	$171,847	$(31,944)	$8,972,081

(1)	Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and, if applicable, OTTI recognized in earnings (credit losses).

(2)	Carrying value of HTM securities represents amortized cost after adjustment for non-credit OTTI recognized in AOCI.

(3)	Gross unrecognized holding gains (losses) represents the difference between estimated fair value and carrying value.

Premiums and Discounts. At June 30, 2012 and December 31, 2011, the amortized cost of our MBS and ABS HTM securities included OTTI credit losses, OTTI-related accretion adjustments, and unamortized purchase premiums and discounts totaling net premiums of $54,844 and $54,153, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Unrealized Loss Positions. The following table presents impaired HTM securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
June 30, 2012	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses (1)
Non-MBS and ABS:
GSE debentures	$—	$—	$—	$—	$—	$—
TLGP debentures	—	—	—	—	—	—
Total Non-MBS and ABS	—	—	—	—	—	—
MBS and ABS:
Other U.S. obligations - guaranteed RMBS	179,214	(149)	821,576	(6,630)	1,000,790	(6,779)
GSE RMBS	83,167	(103)	116,700	(572)	199,867	(675)
Private-label RMBS	32,454	(154)	219,012	(6,699)	251,466	(6,853)
Manufactured housing loan ABS	—	—	12,137	(3,655)	12,137	(3,655)
Home equity loan ABS	—	—	1,757	(783)	1,757	(783)
Total MBS and ABS	294,835	(406)	1,171,182	(18,339)	1,466,017	(18,745)
Total impaired HTM securities	$294,835	$(406)	$1,171,182	$(18,339)	$1,466,017	$(18,745)

December 31, 2011
Non-MBS and ABS:
GSE debentures	$—	$—	$—	$—	$—	$—
TLGP debentures	224,955	(45)	—	—	224,955	(45)
Total Non-MBS and ABS	224,955	(45)	—	—	224,955	(45)
MBS and ABS:
Other U.S. obligations - guaranteed RMBS	599,050	(4,477)	548,564	(8,781)	1,147,614	(13,258)
GSE RMBS	480,432	(897)	196,632	(1,640)	677,064	(2,537)
Private-label RMBS	57,366	(677)	297,791	(11,466)	355,157	(12,143)
Manufactured housing loan ABS	—	—	13,275	(3,482)	13,275	(3,482)
Home equity loan ABS	—	—	1,845	(871)	1,845	(871)
Total MBS and ABS	1,136,848	(6,051)	1,058,107	(26,240)	2,194,955	(32,291)
Total impaired HTM securities	$1,361,803	$(6,096)	$1,058,107	$(26,240)	$2,419,910	$(32,336)

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

	June 30, 2012			December 31, 2011
			Estimated			Estimated
	Amortized	Carrying	Fair	Amortized	Carrying	Fair
Year of Contractual Maturity	Cost (1)	Value (2)	Value	Cost (1)	Value (2)	Value
Non-MBS and ABS:
Due in one year or less	$218,765	$218,765	$218,800	$1,883,334	$1,883,334	$1,885,794
Due after one year through five years	268,995	268,995	270,399	268,994	268,994	270,355
Due after five years through ten years	—	—	—	—	—	—
Due after ten years	—	—	—	—	—	—
Total Non-MBS and ABS	487,760	487,760	489,199	2,152,328	2,152,328	2,156,149
Total MBS and ABS	6,977,289	6,976,939	7,174,474	6,680,242	6,679,850	6,815,932
Total HTM securities	$7,465,049	$7,464,699	$7,663,673	$8,832,570	$8,832,178	$8,972,081

(1)	Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and, if applicable, OTTI recognized in earnings (credit losses).

(2)	Carrying value of HTM securities represents amortized cost after adjustment for non-credit OTTI recognized in AOCI.

Realized Gains and Losses.  There were no sales of HTM securities during the three or six months ended June 30, 2012 or 2011.

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

A significant modeling assumption is the forecast of future housing price changes for the relevant states and core based statistical areas, which are based upon an assessment of the individual housing markets. Our housing price forecast as of June 30, 2012 assumes core based statistical area level current-to-trough home price declines ranging from 0% (for those housing markets that are believed to have reached their trough) to 6%. For those markets for which further home price declines are anticipated, such declines were projected to occur over the 3- to 9-month period beginning April 1, 2012. For the vast majority of markets where further home price declines are anticipated, the declines were projected to range from 1% to 4% over the 3-month period beginning April 1, 2012. From the trough, home prices are projected to recover using one of five different recovery paths that vary by housing market.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents projected home price recovery by month at June 30, 2012.

Months	Recovery Range %
1 - 6	0.0%	–	2.8%
7 - 18	0.0%	–	3.0%
19 - 24	1.0%	–	4.0%
25 - 30	2.0%	–	4.0%
31 - 42	2.0%	–	5.0%
43 - 66	2.0%	–	6.0%
Thereafter	2.3%	–	5.6%

OTTI - Significant Modeling Assumptions. For those securities that were determined to be OTTI during the three months ended June 30, 2012, the following table presents the significant modeling assumptions used to determine the amount of credit loss recognized in earnings during this period. The related current credit enhancement is also presented. Credit enhancement is defined as the percentage of subordinated tranches, excess spread, and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. A credit enhancement percentage of zero reflects securities that have no remaining credit support and are likely to have experienced an actual principal loss. The calculated averages represent the dollar-weighted averages of the private-label RMBS in each category shown. The classification (prime, Alt-A and subprime) is based on the model used to estimate the cash flows for the security, which may not be the same as the classification by the rating agency at the time of origination.

	Significant Modeling Assumptions for OTTI private-label RMBS									Current Credit
	Prepayment Rates			Default Rates			Loss Severities			Enhancement
	Weighted	Range	Range	Weighted	Range	Range	Weighted	Range	Range	Weighted	Range	Range
	Average	Low	High	Average	Low	High	Average	Low	High	Average	Low	High
Year of Securitization	%	%	%	%	%	%	%	%	%	%	%	%
Prime - 2006	8.9%	8.2%	11.2%	31.5%	19.6%	35.2%	38.8%	35.7%	39.8%	2.1%	0.0%	2.8%
Total OTTI private-label RMBS	8.9%	8.2%	11.2%	31.5%	19.6%	35.2%	38.8%	35.7%	39.8%	2.1%	0.0%	2.8%

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Results of OTTI Evaluation Process - Private-label RMBS and ABS. As a result of our evaluations, for the three months ended June 30, 2012 and 2011, we recognized OTTI losses on those securities where we determined that it was likely that we would not recover the entire amortized cost. We determined that unrealized losses on the remaining private-label RMBS and ABS were temporary as we expect to recover the entire amortized cost.

The table below presents the credit losses and net OTTI reclassified to (from) OCI for the three and six months ended June 30, 2012 and 2011. Securities are classified based on the originator's classification at the time of origination or based on the classification by the NRSROs upon issuance. Because there is no universally accepted definition of prime, Alt-A or subprime underwriting standards, such classifications are subjective.

	Three Months Ended			Six Months Ended
	Total	Net OTTI	OTTI	Total	Net OTTI	OTTI
	OTTI	Reclassified	Related to	OTTI	Reclassified	Related to
June 30, 2012	Losses	to (from) OCI	Credit Loss	Losses	to (from) OCI	Credit Loss
Private-label RMBS:
Prime	$—	$(292)	$(292)	$(6)	$(3,574)	$(3,580)
Alt-A	—	—	—	—	—	—
Total OTTI securities	$—	$(292)	$(292)	$(6)	$(3,574)	$(3,580)

June 30, 2011
Private-label RMBS:
Prime	$—	$(2,334)	$(2,334)	$—	$(20,074)	$(20,074)
Alt-A	—	(1,002)	(1,002)	(2,972)	1,329	(1,643)
Total OTTI securities	$—	$(3,336)	$(3,336)	$(2,972)	$(18,745)	$(21,717)

The following table presents a reconciliation of the non-credit losses reclassified to Other Income (Loss) as presented in the Statement of Comprehensive Income to the non-credit losses reclassified to (from) OCI as presented in the Statement of Income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliation of Non-Credit Losses	2012	2011	2012	2011
Reclassification of non-credit portion to Other Income (Loss)	$(292)	$(3,336)	$(3,578)	$(21,076)
Non-credit losses recognized in OCI	—	—	4	2,331
Non-Credit Portion Reclassified to (from) Other Comprehensive Income (Loss)	$(292)	$(3,336)	$(3,574)	$(18,745)

The following table presents a rollforward of the cumulative credit losses. The rollforward excludes accretion of credit losses for securities that have not experienced a significant increase in cash flows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Credit Loss Rollforward	2012	2011	2012	2011
Balance at Beginning of Period	$108,924	$128,238	$105,636	$110,747
Additions:
Credit losses for which OTTI was not previously recognized	—	—	—	—
Additional credit losses for which OTTI was previously recognized	292	3,336	3,580	21,717
Reductions:
Credit losses on securities sold, matured, paid down or prepaid	(2)	(16,585)	(2)	(16,585)
Significant increases in cash flows expected to be collected, recognized over the remaining life of the securities	—	(218)	—	(1,108)
Balance at End of Period	$109,214	$114,771	$109,214	$114,771

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents the June 30, 2012 balances and classifications of only the securities with OTTI losses during the three months ended June 30, 2012. The table also presents the balances and classifications of the securities with OTTI losses during the life of the securities, which includes securities impaired prior to 2012, as well as through June 30, 2012. Securities are classified based on the originator's classification at the time of origination or based on the classification by the NRSROs upon issuance. Because there is no universally accepted definition of prime, Alt-A or subprime underwriting standards, such classifications are subjective.

	June 30, 2012
	HTM Securities				AFS Securities
				Estimated			Estimated
OTTI Three Months Ended	UPB	Amortized Cost	Carrying Value	Fair Value	UPB	Amortized Cost	Fair Value
Private-label RMBS - prime	$—	$—	$—	$—	$74,568	$68,383	$61,181
Private-label RMBS - Alt-A	—	—	—	—	—	—	—
Home equity loan ABS - subprime	—	—	—	—	—	—	—
Total OTTI securities	$—	$—	$—	$—	$74,568	$68,383	$61,181

OTTI Life-to-Date
Private-label RMBS - prime	$—	$—	$—	$—	$761,538	$651,715	$581,207
Private-label RMBS - Alt-A	—	—	—	—	38,106	30,417	21,768
Home equity loan ABS - subprime	986	946	595	561	—	—	—
Total OTTI securities	$986	$946	$595	$561	$799,644	$682,132	$602,975

Total MBS and ABS		$6,977,289	$6,976,939	$7,174,474		$682,132	$602,975

OTTI Evaluation Process and Results - All Other AFS and HTM Securities.

Other U.S. Obligations and GSE and TLGP Securities. For other U.S. obligations, GSE obligations, and TLGP debentures, we determined that the strength of the issuers' guarantees through direct obligations of or support from the United States government is sufficient to protect us from any losses based on current expectations. As a result, we have determined that, as of June 30, 2012, all of the gross unrealized losses are temporary.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 6 - Advances

We had Advances outstanding, with interest rates ranging from 0.14% to 8.34%, as presented below.

	June 30, 2012		December 31, 2011
Year of Contractual Maturity	Amount	WAIR %	Amount	WAIR %
Overdrawn demand and overnight deposit accounts	$3,576	2.50	$145	2.49
Due in 1 year or less	3,891,272	1.71	2,535,953	1.81
Due after 1 year through 2 years	1,160,317	2.69	2,413,612	2.55
Due after 2 years through 3 years	2,128,236	2.64	2,050,525	2.63
Due after 3 years through 4 years	2,889,713	3.11	2,488,247	3.51
Due after 4 years through 5 years	3,401,583	2.54	3,357,569	2.71
Thereafter	4,527,320	2.61	4,922,264	2.64
Total Advances, par value	18,002,017	2.49	17,768,315	2.64
Unamortized discounts (including AHP)	(1,041)		(1,027)
Hedging adjustments	617,438		597,456
Unamortized deferred prepayment fees	195,270		202,958
Total Advances	$18,813,684		$18,567,702

We offer our members Advances that provide them the right, based upon predetermined option exercise dates, to prepay the Advance prior to maturity without incurring prepayment or termination fees. At June 30, 2012 and December 31, 2011, we had such Advances outstanding of $3.3 billion and $3.8 billion, respectively. All other Advances may only be prepaid by paying a fee (prepayment fee) that makes us financially indifferent to the prepayment of the Advance.

We offer putable and convertible Advances that contain embedded options. Under the terms of a putable Advance, we effectively purchase a put option from the member that allows us to put or extinguish the fixed-rate Advance to the member on predetermined exercise dates, and offer, subject to certain conditions, replacement funding at prevailing market rates. At June 30, 2012 and December 31, 2011, we had putable Advances outstanding totaling $416,750 and $581,750, respectively. Under the terms of a convertible Advance, we may convert an Advance from one interest-payment term structure to another. We had no convertible Advances outstanding at June 30, 2012 or December 31, 2011.

The following table presents Advances by the earlier of the year of contractual maturity or the next call date and next put date:

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Put Date
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Overdrawn demand and overnight deposit accounts	$3,576	$145	$3,576	$145
Due in 1 year or less	5,765,682	4,233,303	4,193,272	2,867,703
Due after 1 year through 2 years	1,133,317	2,513,612	1,166,317	2,395,862
Due after 2 years through 3 years	2,135,986	2,020,525	2,096,236	2,012,525
Due after 3 years through 4 years	2,668,713	2,457,247	2,848,213	2,451,747
Due after 4 years through 5 years	3,542,833	3,416,569	3,312,083	3,327,569
Thereafter	2,751,910	3,126,914	4,382,320	4,712,764
Total Advances, par value	$18,002,017	$17,768,315	$18,002,017	$17,768,315

Prepayment Fees. When a borrower prepays an Advance, future income will be lower if the principal portion of the prepaid Advance is reinvested in lower-yielding assets that continue to be funded by higher-costing debt. To protect against this risk, we generally charge a prepayment fee. For the three and six months ended June 30, 2012, Advance prepayment fees excluding any associated hedging basis adjustments that were recorded in Prepayment Fees on Advances at the time of the prepayment were $6,778 and $7,670, respectively, compared to $409 and $1,584 for the three and six months ended June 30, 2011, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

In cases in which we fund a new Advance concurrent with or within a short period of time before or after the prepayment of an existing Advance and the Advance meets the accounting criteria to qualify as a modification of the prepaid Advance, the net prepayment fee on the prepaid Advance is deferred, recorded in the basis of the modified Advance, and amortized into Interest Income over the life of the modified Advance using the level-yield method. For the three and six months ended June 30, 2012, we deferred $5,959 and $26,758, respectively, of these gross Advance prepayment fees, compared to $6,108 and $6,702 for the three and six months ended June 30, 2011, to be recognized in Interest Income in the future.

Credit Risk Exposure and Security Terms. We lend to financial institutions within our district involved in housing finance according to Federal statutes, including the Bank Act. The Bank Act requires each FHLBank to hold, or have access to, collateral to secure its Advances.

At June 30, 2012 and December 31, 2011, we had a total of $8.7 billion and $8.0 billion, respectively, of Advances outstanding, at par, to single borrowers with balances that were greater than or equal to $1.0 billion. These Advances, representing 49% and 45%, respectively, of total Advances at par outstanding on those dates, were made to five and four borrowers, respectively. At June 30, 2012 and December 31, 2011, we held $17.4 billion and $13.1 billion, respectively, of UPB of collateral to cover the Advances to these institutions.

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

Note 7 - Mortgage Loans Held for Portfolio

The following tables present information on Mortgage Loans Held for Portfolio:

By Term	June 30, 2012	December 31, 2011
Fixed-rate medium-term (1) mortgages	$854,333	$835,737
Fixed-rate long-term (2) mortgages	4,874,123	5,079,166
Total Mortgage Loans Held for Portfolio, UPB	5,728,456	5,914,903
Unamortized premiums	64,501	55,682
Unamortized discounts	(14,476)	(16,971)
Hedging adjustments	6,077	4,828
Allowance for loan losses	(5,000)	(3,300)
Total Mortgage Loans Held for Portfolio, net	$5,779,558	$5,955,142

(1)	Medium-term is defined as an original term of 15 years or less.

(2)	Long-term is defined as an original term greater than 15 years.

By Type	June 30, 2012	December 31, 2011
Conventional	$4,761,394	$4,895,073
FHA	967,062	1,019,830
Total Mortgage Loans Held for Portfolio, UPB	$5,728,456	$5,914,903

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

Credit Products. Using a risk-based approach, we consider the amount and quality of the collateral pledged and the borrower's financial condition to be indicators of credit quality on the borrower's credit products. At June 30, 2012 and December 31, 2011, we had rights to collateral on a member-by-member basis with an estimated value in excess of our outstanding extensions of credit.

At June 30, 2012 and December 31, 2011, we did not have any credit products that were past due, on non-accrual status, or considered impaired.

Based upon the collateral held as security, our credit extension and collateral policies, our credit analysis and the repayment history on credit products, we have not recorded any allowance for credit losses on credit products. At June 30, 2012 and December 31, 2011, no liability to reflect an allowance for credit losses for off-balance sheet credit exposures was recorded. For additional information about off-balance sheet credit exposure, see Note 15 – Commitments and Contingencies.

Term Securities Purchased Under Agreements to Resell and Term Federal Funds Sold. We held no term securities purchased under agreements to resell at June 30, 2012 or December 31, 2011. The Securities Purchased Under Agreements to Resell were all overnight investments at June 30, 2012. All investments in term federal funds sold as of December 31, 2011 were repaid according to the contractual terms.

Mortgage Loans.

Government-Guaranteed or Insured. The servicer provides and maintains insurance or a guaranty from the FHA. Any losses incurred on such loans that are not recovered from the issuer or the guarantor are absorbed by the servicer. Therefore, we only have credit risk for these loans if the servicer fails to pay for losses not covered by insurance or guarantees. Based upon our assessment of our servicers, we did not establish an allowance for credit losses for government-guaranteed or -insured mortgage loans at June 30, 2012 or December 31, 2011. Further, due to the government guarantee or insurance, these mortgage loans are not placed on non-accrual status.

Conventional. Our allowance for loan losses is based on our best estimate of probable losses over the loss emergence period. After conducting a study and updating our analysis in the second quarter, we have increased the loss emergence period from 12 months to 24 months, which, after consideration of the recoverable credit enhancements, resulted in an immaterial increase in the allowance. We use the MPP portfolio's delinquency migration to determine whether a loss event is probable. Once a loss event is deemed to be probable, we utilize a systematic methodology that incorporates all credit enhancements and servicer advances to establish the allowance for loan losses. Our methodology also incorporates a calculation of the potential effect of various adverse scenarios on the allowance. We assess whether the likelihood of incurring the losses resulting from the adverse scenarios during the next 24 months is probable. As a result of our methodology, our allowance for loan losses reflects our best estimate of the inherent losses in our MPP portfolio (including MPP Advantage).

Collectively Evaluated Mortgage Loans. The measurement of our allowance for loan losses includes evaluating (i) homogeneous pools of delinquent residential mortgage loans; and (ii) the current portion of the loan portfolio. Our loan loss analysis includes collectively evaluating conventional loans for impairment within each pool purchased under the MPP. This loan loss analysis considers MPP pool-specific attribute data, estimated liquidation value of real estate collateral held, estimated costs associated with maintaining and disposing of the collateral, and credit enhancements. Delinquency reports are used to determine the population of loans incorporated into the quarterly allowance for loan loss analysis.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Individually Evaluated Mortgage Loans. Certain conventional mortgage loans that are impaired, primarily troubled debt restructurings, although not considered collateral dependent, may be specifically identified for purposes of calculating the allowance for loan losses. The estimated loan losses on impaired loans may be separately determined because sufficient information exists to make a reasonable estimate of the inherent loss for such loans on an individual loan basis. The measurement of our allowance for loans individually evaluated for loan loss considers loan-specific attribute data similar to loans reviewed on a collective basis. We also individually evaluate any remaining exposure to loans paid in full by the servicers. Foreclosed properties, provided monthly by the SMI providers, are used to determine the population of loans incorporated into the quarterly allowance for loan loss analysis. Monthly remittance reports are monitored by management to determine the population of delinquent loans not reported by SMI providers. The resulting incurred loss, if any, is equal to the estimated cost associated with maintaining and disposing of the property (which includes the UPB, interest owed on the delinquent loan to date, and estimated costs associated with disposing the collateral) less the estimated fair value of the collateral (net of estimated selling costs) and the amount of other credit enhancements including the PMI, LRA and SMI.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Rollforward of Allowance	2012	2011	2012	2011
Allowance for loan losses on mortgage loans, beginning of period	$3,500	$1,000	$3,300	$500
Charge-offs	(364)	(283)	(583)	(759)
Provision (reversal) for loan losses	1,864	1,183	2,283	2,159
Allowance for loan losses on mortgage loans, end of period	$5,000	$1,900	$5,000	$1,900

Allowance for Loan Losses	June 30, 2012	December 31, 2011
Conventional loans collectively evaluated for impairment	$3,463	$1,613
Conventional loans individually evaluated for impairment (1)	1,537	1,687
Total allowance for loan losses	$5,000	$3,300

Recorded Investment
Conventional loans collectively evaluated for impairment	$4,803,880	$4,934,077
Conventional loans individually evaluated for impairment (1)	12,714	2,496
Total recorded investment	$4,816,594	$4,936,573

(1)
The recorded investment in our conventional loans individually evaluated for impairment excludes potential claims by servicers as of June 30, 2012 and December 31, 2011 for any losses resulting from past or future liquidations of the underlying properties on $17,494 and $20,890, respectively, of principal that was previously paid in full by the servicers. However, the allowance for loan losses includes $1,455 and $1,678 for these potential claims as of June 30, 2012 and December 31, 2011, respectively.

Credit Enhancements. Our allowance for loan losses considers the credit enhancements associated with conventional mortgage loans under the MPP, which includes the original program and MPP Advantage. Any estimated losses that would be recovered from the credit enhancements are not reserved as part of our allowance for loan losses. However, we included a provision for loss on the amounts recoverable from the PMI/SMI providers. The credit enhancements are applied to the estimated losses in the following order: any remaining borrower's equity, any applicable PMI up to coverage limits, any available funds remaining in the LRA, and any SMI coverage (not applicable to the MPP Advantage) up to the policy limits. Since we would bear any remaining loss, an estimate of the remaining loss is included in our allowance for loan losses.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents the impact of credit enhancements on the allowance:

	June 30, 2012	December 31, 2011
Estimated losses remaining after borrower's equity, before credit enhancements	$(63,357)	$(49,349)
Portion of estimated losses deemed recoverable from PMI	6,967	6,570
Portion of estimated losses recoverable from LRA	12,727	11,659
Portion of estimated losses deemed recoverable from SMI	38,663	27,820
Allowance for loan losses	$(5,000)	$(3,300)

The following table presents the changes in the LRA, which is recorded in Other Liabilities in the Statement of Condition:

Six Months Ended
LRA Activity	June 30, 2012
Balance of LRA, beginning of period	$23,408
Additions	7,960
Claims paid	(4,510)
Distributions	(523)
Balance of LRA, end of period	$26,335

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans (movement of loans through the various stages of delinquency), non-accrual loans and loans in process of foreclosure. The tables below present our key credit quality indicators for mortgage loans at June 30, 2012 and December 31, 2011:

Mortgage Loans Held for Portfolio as of June 30, 2012	Conventional Loans	FHA Loans	Total
Past due 30-59 days delinquent	$65,589	$34,835	$100,424
Past due 60-89 days delinquent	21,595	9,663	31,258
Past due 90 days or more delinquent	117,148	3,400	120,548
Total past due	204,332	47,898	252,230
Total current loans	4,612,262	943,358	5,555,620
Total mortgage loans, recorded investment	4,816,594	991,256	5,807,850
Net unamortized premiums	(30,533)	(19,492)	(50,025)
Hedging adjustments	(5,092)	(985)	(6,077)
Accrued interest receivable	(19,575)	(3,717)	(23,292)
Total Mortgage Loans Held for Portfolio, UPB	$4,761,394	$967,062	$5,728,456

Other Delinquency Statistics as of June 30, 2012
In process of foreclosure, included above (1)	$85,838	$—	$85,838
Serious delinquency rate (2)	2.43%	0.34%	2.08%
Past due 90 days or more still accruing interest (3)	$116,502	$3,400	$119,902
On non-accrual status	2,745	—	2,745

Mortgage Loans Held for Portfolio as of December 31, 2011
Past due 30-59 days delinquent	$77,722	$50,969	$128,691
Past due 60-89 days delinquent	32,522	9,064	41,586
Past due 90 days or more delinquent	122,960	6,362	129,322
Total past due	233,204	66,395	299,599
Total current loans	4,703,369	980,033	5,683,402
Total mortgage loans, recorded investment	4,936,573	1,046,428	5,983,001
Net unamortized premiums	(17,102)	(21,609)	(38,711)
Hedging adjustments	(3,786)	(1,042)	(4,828)
Accrued interest receivable	(20,612)	(3,947)	(24,559)
Total Mortgage Loans Held for Portfolio, UPB	$4,895,073	$1,019,830	$5,914,903

Other Delinquency Statistics as of December 31, 2011
In process of foreclosure, included above (1)	$84,757	$—	$84,757
Serious delinquency rate (2)	2.49%	0.61%	2.16%
Past due 90 days or more still accruing interest (3)	$122,918	$6,362	$129,280
On non-accrual status	239	—	239

(1)
Includes loans for which the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported. Loans in process of foreclosure are included in past due categories depending on their delinquency status.

(2)
Represents loans 90 days or more past due (including loans in process of foreclosure) expressed as a percentage of the total recorded investment in mortgage loans. The percentage excludes principal amounts that were previously paid in full by the servicers on conventional loans that are pending resolution of potential loss claims. Many FHA loans are repurchased by the servicers when they reach 90 days or more delinquent status similar to the rules for servicers of Ginnie Mae mortgage-backed securities, resulting in the lower serious delinquency rate for FHA loans.

(3)	Although our past due scheduled/scheduled loans are classified as loans past due 90 days or more based on the mortgagor's payment status, we do not consider these loans to be non-accrual.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Real Estate Owned. We did not have any MPP loans classified as real estate owned at June 30, 2012 or December 31, 2011, as the servicers foreclose in their name and then generally pay off the delinquent loans at the completion of the foreclosure or liquidation of the foreclosed properties. Subsequently, the servicers may submit claims to us for any losses on these previously paid-off loans, which are incorporated in the determination of our allowance for loan losses.

Troubled Debt Restructurings. Troubled debt restructurings related to mortgage loans are considered to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower's financial difficulties and that concession would not have been otherwise considered. Although we do not participate in government-sponsored loan modification programs, we do consider certain conventional loan modifications to be a troubled debt restructuring when the modification agreement permits the recapitalization of past due amounts, generally up to the original loan amount. Under this type of modification, no other terms of the original loan are modified, except for the possible extension of the contractual maturity date on a case by case basis. In no event does the borrower's original interest rate change.

The table below presents the recorded investment on the performing and non-performing troubled debt restructurings.

	June 30, 2012			December 31, 2011
Recorded Investment	Performing	Non-Performing (1)	Total	Performing	Non-Performing (1)	Total
Conventional loans	$10,276	$2,438	$12,714	$2,298	$198	$2,496

(1)	Represents loans on non-accrual status.

During the three and six months ended June 30, 2012, we had a limited number of troubled debt restructurings of mortgage loans. The table below presents the financial effect of the modifications for the three and six months ended June 30, 2012. The pre- and post-modification amounts represent the amount of recorded investment as of the date the loans were modified.

	Three Months Ended		Six Months Ended
	June 30, 2012		June 30, 2012
Troubled Debt Restructurings at Modification Date	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Conventional loans	$8,273	$8,920	$9,768	$10,518

During the three and six months ended June 30, 2012, certain conventional MPP loans modified as troubled debt restructurings within the previous 12 months experienced a payment default. The recorded investment of these loans was $2,284 at June 30, 2012. During the three and six months ended June 30, 2011, no conventional MPP loans were modified as troubled debt restructurings within the previous 12 months and experienced a subsequent payment default.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

A loan considered to be a troubled debt restructuring is individually evaluated for impairment when determining its related allowance for credit losses. The tables below present the conventional loans individually evaluated for impairment that were considered impaired as of June 30, 2012. The first table presents the recorded investment, UPB and related allowance associated with these loans while the next two tables present the average recorded investment of individually impaired loans and related interest income recognized.

	June 30, 2012			December 31, 2011
Individually Evaluated Loan Statistics	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses
Conventional loans without allowance for loan losses	$10,276	$10,190	$—	$2,298	$2,283	$—
Conventional loans with allowance for loan losses	2,438	2,416	82	198	193	9
Total	$12,714	$12,606	$82	$2,496	$2,476	$9

	Three Months Ended		Six Months Ended
	June 30, 2012		June 30, 2012
Individually Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Conventional loans without allowance for loan losses	$6,778	$144	$5,211	$184
Conventional loans with allowance for loan losses	1,551	37	1,126	45
Total	$8,329	$181	$6,337	$229

During the three and six months ended June 30, 2011, we had $64 and $42, respectively, of average recorded investment in troubled debt restructurings. Interest income recognized was $1 for the three and six months ended June 30, 2011.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 9 - Derivatives and Hedging Activities

Financial Statement Effect and Additional Financial Information.

Derivative Notional Amounts. The notional amount of interest-rate exchange agreements does not represent our true credit risk exposure; however, it serves as a factor in determining periodic interest payments or cash flows received and paid. Our net credit exposure is measured at estimated fair value. When the net fair value of our interest-rate exchange agreements with a counterparty is positive, the counterparty generally owes us. When the net fair value of the interest-rate exchange agreements is negative, we generally owe the counterparty. If a counterparty fails to perform, our credit risk is approximately equal to the aggregate fair value gain, if any, on the interest-rate exchange agreements. If there is an aggregate fair value loss, there is a risk that our collateral would not be returned, which would result in credit risk to the extent that the collateral exceeds the fair value loss. The risks of derivatives can be measured meaningfully on a portfolio basis and take into account the derivatives, the items being hedged and any offsets between the two.

The following table presents the fair value of derivative instruments. For purposes of this disclosure, the derivative values include the related accrued interest.

	Notional	Fair Value	Fair Value
	Amount of	of Derivative	of Derivative
June 30, 2012	Derivatives	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest-rate swaps	$33,636,939	$70,664	$991,184
Total derivatives designated as hedging instruments	33,636,939	70,664	991,184
Derivatives not designated as hedging instruments:
Interest-rate swaps	90,000	290	438
Interest-rate caps/floors	340,500	1,417	—
Interest-rate futures/forwards	155,200	—	733
Mortgage delivery commitments	156,978	425	26
Total derivatives not designated as hedging instruments	742,678	2,132	1,197
Total derivatives before adjustments	$34,379,617	72,796	992,381
Netting adjustments		(72,371)	(72,371)
Cash collateral and related accrued interest		—	(731,684)
Total adjustments (1)		(72,371)	(804,055)
Total derivatives, net		$425	$188,326

December 31, 2011
Derivatives designated as hedging instruments:
Interest-rate swaps	$33,849,773	$74,405	$969,179
Total derivatives designated as hedging instruments	33,849,773	74,405	969,179
Derivatives not designated as hedging instruments:
Interest-rate swaps	764,477	128	616
Interest-rate caps/floors	305,000	2,190	—
Interest-rate futures/forwards	70,300	—	763
Mortgage delivery commitments	68,069	417	—
Total derivatives not designated as hedging instruments	1,207,846	2,735	1,379
Total derivatives before adjustments	$35,057,619	77,140	970,558
Netting adjustments		(76,647)	(76,647)
Cash collateral and related accrued interest		—	(719,338)
Total adjustments (1)		(76,647)	(795,985)
Total derivatives, net		$493	$174,573

(1)
Amounts represent the effect of legally enforceable master netting agreements that allow us to net settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same counterparties.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents the components of Net Gains (Losses) on Derivatives and Hedging Activities reported in Other Income (Loss):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Type of Hedge	2012	2011	2012	2011
Net gain (loss) related to fair-value hedge ineffectiveness:
Interest-rate swaps	$(2,882)	$(2,915)	$(452)	$(2,830)
Interest-rate futures/forwards	—	—	—	(45)
Total net gain (loss) related to fair-value hedge ineffectiveness	(2,882)	(2,915)	(452)	(2,875)
Net gain (loss) for derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	19	239	203	407
Interest-rate caps/floors	(874)	(713)	(1,276)	(1,046)
Interest-rate futures/forwards	(4,113)	(666)	(4,548)	(597)
Net interest settlements	(1)	380	(6)	403
Mortgage delivery commitments	2,288	269	1,692	175
Total net gain (loss) for derivatives not designated as hedging instruments	(2,681)	(491)	(3,935)	(658)
Net Gains (Losses) on Derivatives and Hedging Activities	$(5,563)	$(3,406)	$(4,387)	$(3,533)

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedging relationships and the effect of those derivatives on Net Interest Income:

	Gain (Loss)	Gain (Loss)	Net Fair-	Effect on
	on	on Hedged	Value Hedge	Net Interest
Three Months Ended June 30, 2012	Derivative	Item	Ineffectiveness	Income (1)
Advances	$(66,062)	$62,367	$(3,695)	$(59,674)
CO Bonds	3,582	(2,822)	760	15,506
Mortgage Loans (2)	—	—	—	—
AFS securities	(36,070)	36,123	53	(18,789)
Total	$(98,550)	$95,668	$(2,882)	$(62,957)

Three Months Ended June 30, 2011
Advances	$(92,518)	$88,697	$(3,821)	$(76,214)
CO Bonds	15,147	(14,036)	1,111	31,406
Mortgage Loans (2)	—	—	—	(685)
AFS securities	(40,437)	40,232	(205)	(17,752)
Total	$(117,808)	$114,893	$(2,915)	$(63,245)

Six Months Ended June 30, 2012
Advances	$(31,647)	$30,618	$(1,029)	$(120,343)
CO Bonds	11,936	(12,307)	(371)	29,827
Mortgage Loans (2)	—	—	—	—
AFS securities	(20,484)	21,432	948	(35,838)
Total	$(40,195)	$39,743	$(452)	$(126,354)

Six Months Ended June 30, 2011
Advances	$(30,271)	$27,086	$(3,185)	$(157,608)
CO Bonds	(6,682)	7,074	392	63,580
Mortgage Loans (2)	(422)	377	(45)	(966)
AFS securities	(20,273)	20,236	(37)	(35,516)
Total	$(57,648)	$54,773	$(2,875)	$(130,510)

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

(1)
The net interest on derivatives in fair-value hedging relationships is recorded in the Interest Income / Interest Expense line item of the respective hedged item, which results in fully offsetting amounts, except to the extent of any hedge ineffectiveness.

(2)	The effect on Net Interest Income includes both fair-value and economic hedging relationships.

Managing Credit Risk on Derivatives. The following table presents our credit risk exposure on derivative instruments, excluding circumstances in which a counterparty's pledged collateral to us exceeds our net position. Amounts represent the effect of legally enforceable master netting agreements that allow us to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

Credit Risk Exposure	June 30, 2012	December 31, 2011
Total net exposure at fair value	$425	$493
Cash collateral held	—	—
Net positive exposure after cash collateral	425	493
Other collateral	—	—
Net exposure after collateral	$425	$493

The net exposure at fair value includes accrued interest receivable of $0 and $70 at June 30, 2012 and December 31, 2011, respectively. Based on credit analyses and collateral requirements, we do not anticipate any credit losses on our derivative agreements.

We have credit support agreements that contain provisions requiring us to post additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating is lowered by a major credit rating agency, we could be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate estimated fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest on cash collateral) at June 30, 2012 was $919,251 for which we have posted collateral, including accrued interest, with an estimated fair value of $731,684 in the normal course of business. In addition, we held other derivative instruments in a net liability position of $759 that are not subject to credit support agreements containing credit-risk related contingent features. If our credit rating had been lowered by a major credit rating agency (from AA+ to AA), we could have been required to deliver up to an additional $30,875 of collateral (at estimated fair value) to our derivative counterparties at June 30, 2012.

Note 10 - Consolidated Obligations

Consolidated Obligations are backed only by the financial resources of the FHLBanks. Although we are primarily liable for our portion of Consolidated Obligations (i.e., those issued on our behalf), we are also jointly and severally liable with the other 11 FHLBanks for the payment of the principal and interest on all Consolidated Obligations of each of the FHLBanks. No FHLBank has ever been asked or required to repay the principal or interest on any Consolidated Obligation on behalf of another FHLBank, and we do not believe that it is probable that we will be asked to do so. The par values of the 12 FHLBanks' outstanding Consolidated Obligations, including Consolidated Obligations held by other FHLBanks, were approximately $685.2 billion and $691.9 billion at June 30, 2012 and December 31, 2011, respectively.

Discount Notes. Our participation in Discount Notes, all of which are due within one year of issuance, was as follows:

Discount Notes	June 30, 2012	December 31, 2011
Book value	$7,557,115	$6,536,109
Par value	7,558,437	6,536,400
Weighted average effective interest rate	0.14%	0.07%

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

CO Bonds. The following table presents our participation in CO Bonds outstanding:

	June 30, 2012		December 31, 2011
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$15,927,000	0.51	$17,071,550	0.54
Due after 1 year through 2 years	3,906,625	1.14	3,346,675	1.60
Due after 2 years through 3 years	1,469,000	2.59	1,448,150	2.67
Due after 3 years through 4 years	761,100	2.60	790,400	2.60
Due after 4 years through 5 years	1,099,250	2.12	796,400	3.15
Thereafter	5,476,450	3.83	6,839,150	3.88
Total CO Bonds, par value	28,639,425	1.45	30,292,325	1.63
Unamortized bond premiums	42,036		41,393
Unamortized bond discounts	(18,685)		(20,374)
Hedging adjustments	57,098		44,866
Total CO Bonds	$28,719,874		$30,358,210

The following tables present our participation in CO Bonds outstanding by redemption feature and contractual maturity or next call date:

Redemption Feature	June 30, 2012	December 31, 2011
Non-callable	$24,718,425	$22,156,325
Callable	3,921,000	8,136,000
Total CO Bonds, par value	$28,639,425	$30,292,325

Year of Contractual Maturity or Next Call Date	June 30, 2012	December 31, 2011
Due in 1 year or less	$19,631,000	$22,188,550
Due after 1 year through 2 years	3,918,625	3,145,675
Due after 2 years through 3 years	1,387,000	1,137,150
Due after 3 years through 4 years	590,100	540,400
Due after 4 years through 5 years	360,250	475,400
Thereafter	2,752,450	2,805,150
Total CO Bonds, par value	$28,639,425	$30,292,325

Note 11 - Capital

We are subject to capital requirements under our capital plan and the Finance Agency rules and regulations as further disclosed in Note 16 - Capital in our 2011 Form 10-K. As presented in the following table, we were in compliance with the Finance Agency's capital requirements at June 30, 2012 and December 31, 2011. For regulatory purposes, AOCI is not considered capital; MRCS, however, is considered capital.

	June 30, 2012		December 31, 2011
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$697,929	$2,607,739	$624,220	$2,514,614
Regulatory permanent capital-to-asset ratio	4.00%	6.49%	4.00%	6.23%
Regulatory permanent capital	$1,606,609	$2,607,739	$1,615,020	$2,514,614
Leverage ratio	5.00%	9.74%	5.00%	9.34%
Leverage capital	$2,008,262	$3,911,609	$2,018,774	$3,771,921

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Mandatorily Redeemable Capital Stock. At June 30, 2012 and December 31, 2011, we had $450,898 and $453,885, respectively, in capital stock subject to mandatory redemption, which is classified as a liability in the Statement of Condition.

There were 28 and 27 former members holding MRCS at June 30, 2012 and December 31, 2011, respectively, both of which include 9 institutions that were members at the time of their acquisition by the FDIC in its capacity as receiver. As of June 30, 2012, MRCS contractually due to be redeemed within the following 12-month period totaled $42,109.

The following table presents distributions on MRCS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Distributions	2012	2011	2012	2011
Recorded as Interest Expense	$3,326	$3,737	$7,237	$8,562
Recorded as distributions from Retained Earnings	—	11	27	11
Total	$3,326	$3,748	$7,264	$8,573

The distributions from Retained Earnings represent dividends paid to former members for the portion of the previous quarterly period that they were members. The amounts charged to Interest Expense represent distributions to former members for the portion of the period they were not members.

Excess Capital Stock. Excess capital stock is defined as the amount of stock held by a member or former member in excess of that institution's minimum stock requirement. Finance Agency rules limit the ability of an FHLBank to create member excess stock under certain circumstances, including if excess stock exceeds 1% of Total Assets or if the issuance of excess stock would cause excess stock to exceed 1% of Total Assets. Our excess stock totaled $893,629 at June 30, 2012 which equaled approximately 2% of our Total Assets. Therefore, we are currently not permitted to issue new excess stock to members or distribute stock dividends.

Note 12 - Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the components of AOCI for the six months ended June 30, 2012 and 2011:

	Unrealized Gains (Losses) on AFS Securities (Note 3)	Non-Credit OTTI on AFS Securities (Note 3)	Non-Credit OTTI on HTM Securities (Note 4)	Pension Benefits	Total AOCI
Balance, December 31, 2010	$(4,615)	$(68,806)	$(7,056)	$(9,769)	$(90,246)
Other Comprehensive Income (Loss)	10,149	18,917	1,902	1,648	32,616
Balance, June 30, 2011	$5,534	$(49,889)	$(5,154)	$(8,121)	$(57,630)

Balance, December 31, 2011	$15,080	$(119,274)	$(392)	$(8,955)	$(113,541)
Other Comprehensive Income (Loss)	(5,185)	40,117	42	(1,143)	33,831
Balance, June 30, 2012	$9,895	$(79,157)	$(350)	$(10,098)	$(79,710)

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

•	Mortgage Loans, which consists of mortgage loans purchased from our members and participation interests in mortgage loans purchased by the FHLBank of Topeka from its members under the MPF program.

The following table presents our financial performance by operating segment:

	Three Months Ended			Six Months Ended
June 30, 2012	Traditional	Mortgage Loans	Total	Traditional	Mortgage Loans	Total
Net Interest Income	$42,874	$16,549	$59,423	$83,647	$38,619	$122,266
Provision for Credit Losses	—	1,864	1,864	—	2,283	2,283
Other Income (Loss)	(3,308)	(1,826)	(5,134)	(3,631)	(2,856)	(6,487)
Other Expenses	13,811	1,328	15,139	27,157	2,562	29,719
Income Before Assessments	25,755	11,531	37,286	52,859	30,918	83,777
Total Assessments	2,908	1,153	4,061	6,009	3,092	9,101
Net Income	$22,847	$10,378	$33,225	$46,850	$27,826	$74,676

June 30, 2011
Net Interest Income	$32,661	$23,324	$55,985	$67,340	$48,890	$116,230
Provision for Credit Losses	—	1,183	1,183	—	2,159	2,159
Other Income (Loss)	(7,322)	(397)	(7,719)	(25,374)	(467)	(25,841)
Other Expenses	12,417	1,231	13,648	24,651	2,562	27,213
Income Before Assessments	12,922	20,513	33,435	17,315	43,702	61,017
Total Assessments, net	3,608	5,442	9,050	5,168	11,594	16,762
Net Income	$9,314	$15,071	$24,385	$12,147	$32,108	$44,255

The following table presents asset balances by segment:

By Date	Traditional	Mortgage Loans	Total
June 30, 2012	$34,385,678	$5,779,558	$40,165,236
December 31, 2011	34,420,348	5,955,142	40,375,490

The estimates used to allocate indirect overhead costs to the Mortgage Loans segment were refined during the first quarter of 2012. This change resulted in a higher proportion of total Other Expenses being allocated to the Mortgage Loans segment, but no change to total Other Expenses. The related prior period amounts have been adjusted accordingly for the purposes of comparability. For the three months ended June 30, 2011, Other Expenses in the Mortgage Loans segment increased, and Other Expenses in the Traditional segment decreased, by $663. For the six months ended June 30, 2011, Other Expenses in the Mortgage Loans segment increased, and Other Expenses in the Traditional segment decreased, by $1,385.

Note 14 - Estimated Fair Values

The estimated fair value amounts, recorded on the Statement of Condition and/or presented herein, have been determined by using available market and other pertinent information at June 30, 2012 and December 31, 2011, and our best judgment of appropriate valuation methods. Although we use our best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these estimated fair values may not be indicative of the amounts that would have been realized in market transactions at the reporting dates.

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

We review the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. Such reclassifications are reported as transfers in/out at estimated fair value as of the beginning of the quarter in which the changes occur. There were no such transfers during the three and six months ended June 30, 2012 or 2011.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents the carrying value and estimated fair value of each of our financial assets and liabilities. The total of the estimated fair values does not represent an estimate of our overall market value as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities among other considerations.

	June 30, 2012
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustment (1)
Assets:
Cash and Due from Banks	$198,325	$198,325	$198,325	$—	$—	$—
Interest-Bearing Deposits	110	110	—	110	—	—
Securities Purchased Under Agreements to Resell	1,700,000	1,700,000	—	1,700,000	—	—
Federal Funds Sold	2,237,000	2,237,000	—	2,237,000	—	—
AFS securities	3,836,762	3,836,762	—	3,233,787	602,975	—
HTM securities	7,464,699	7,663,673	—	7,352,574	311,099	—
Advances	18,813,684	18,994,028	—	18,994,028	—	—
Mortgage Loans Held for Portfolio, net	5,779,558	6,147,688	—	6,064,811	82,877	—
Accrued Interest Receivable	86,296	86,296	—	86,296	—	—
Derivative Assets, net	425	425	—	72,796	—	(72,371)
Grantor Trust Assets (included in Other Assets)	13,769	13,769	13,769	—	—	—

Liabilities:
Deposits	782,945	782,890	—	782,890	—	—
Consolidated Obligations:
Discount Notes	7,557,115	7,558,437	—	7,558,437	—	—
CO Bonds	28,719,874	29,498,109	—	29,498,109	—	—
Accrued Interest Payable	89,918	89,918	—	89,918	—	—
Derivative Liabilities, net	188,326	188,326	—	992,381	—	(804,055)
MRCS	450,898	450,898	450,898	—	—	—

(1)
Amounts represent the effect of legally enforceable master netting agreements that allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same counterparties.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

	December 31, 2011
	Carrying	Estimated
Financial Instruments	Value	Fair Value
Assets:
Cash and Due from Banks	$512,682	$512,682
Interest-Bearing Deposits	15	15
Securities Purchased Under Agreements to Resell	—	—
Federal Funds Sold	3,422,000	3,422,019
AFS securities	2,949,446	2,949,446
HTM securities	8,832,178	8,972,081
Advances	18,567,702	18,787,663
Mortgage Loans Held for Portfolio, net	5,955,142	6,378,449
Accrued Interest Receivable	87,314	87,314
Derivative Assets, net	493	493
Grantor Trust Assets (included in Other Assets)	13,016	13,016

Liabilities:
Deposits	629,466	629,466
Consolidated Obligations:
Discount Notes	6,536,109	6,536,249
CO Bonds	30,358,210	31,083,104
Accrued Interest Payable	102,060	102,060
Derivative Liabilities, net	174,573	174,573
MRCS	453,885	453,885

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

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Consolidated Obligations. Beginning in the first quarter of 2012, we determined the estimated fair value of CO Bonds by using prices received from pricing services, and we assume the estimated fair value of Discount Notes is equal to par value due to their short-term nature. We previously used an internal valuation model and related market-based inputs. These changes did not have a significant impact on the estimated fair values of our Consolidated Obligations as of March 31, 2012.

The estimated fair value incorporates prices from up to three designated third-party pricing vendors, when available. These pricing vendors use various proprietary models to price CO Bonds. The inputs to those models are derived from various sources including, but not limited to, benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers, and other market-related data. Since many CO Bonds do not trade on a daily basis, the pricing vendors use available information, as applicable, such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual CO Bonds. Each pricing vendor has an established challenge process in place for all valuations, which facilitates the resolution of potentially erroneous prices identified by us.

We conducted reviews of the three pricing vendors to confirm and further augment our understanding of the vendors' pricing processes, methodologies and control procedures for CO Bonds.

Our valuation technique for estimating the fair values of CO Bonds first requires the establishment of a "median" price for each CO Bond. If three prices were received, the middle price was used; if two prices were received, the average of the two prices was used; and if one price was received, it was used subject to some type of validation. All prices that are within a specified tolerance threshold of the median price are included in the cluster of prices that are averaged to compute a default price. Prices that are outside the threshold ("outliers") are subject to further review (which may include, but would not be limited to, a comparison to prices provided by an additional third-party valuation service, prices for similar securities, non-binding dealer estimates, and/or an option-adjusted spread comparison) to determine if an outlier is the best estimate of fair value. If an outlier (or some other price identified in the analysis) is determined to be the best estimate of fair value, then the outlier (or the other price, as appropriate) is used as the final price rather than the default price. If, on the other hand, the analysis confirms that an outlier (or outliers) is (are) in fact not representative of estimated fair value, and the default price is the best estimate, then the default price is used as the final price. If all prices received for a CO Bond are outside the tolerance threshold level of the median price, then there is no default price, and the final price is determined by an evaluation of all outlier prices as described above. In all cases, the final price is used to determine the estimated fair value of the CO Bond. As of June 30, 2012, three prices were received for substantially all of our CO Bonds and the final prices for substantially all of those bonds were computed by averaging the three prices. Based on our reviews of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, our additional analyses), we believe our final estimated prices result in reasonable estimates of fair value and, further, that the fair value measurements are classified appropriately in the fair value hierarchy.

Mortgage Loans Held for Portfolio. Beginning in the second quarter of 2012, the estimated fair value for certain single-family nonperforming loans represents an estimate of the prices we would receive if we were to sell these loans in the nonperforming whole-loan market. These nonperforming loans are three months or greater delinquent. We calculate the fair value of nonperforming loans based on assumptions about key factors, including collateral value and the present value of expected future cash flows, using our best estimates of the key assumptions, including forecasted credit losses, prepayment rates, forward yield curves and discount rates, commensurate with the risks involved. Collateral value is derived from the current estimated mark-to-market loan-to-value ratio of the individual loan along with a state-level or Metropolitan Statistical Area adjusted value based upon the Federal Housing Finance Agency housing price index. The value of credit enhancements is not included when determining the estimated fair value. We support the calculation by periodically benchmarking the results to a third-party vendor that transacts whole loan sales within this market segment.

We previously used quoted market prices for referenced agency MBS that would be backed by similar mortgage loans based on maturity dates and interest rates and interpolated for differences in coupon between our mortgage loans and the referenced MBS to value these nonperforming loans. These changes did not have a significant impact on the estimated fair values of our mortgage loans as of June 30, 2012. These nonperforming loans are now classified as Level 3 in the fair value hierarchy.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Estimated Fair Value on a Recurring Basis. The following tables present by level within the fair value hierarchy the estimated fair value of our financial assets and liabilities that are recorded at estimated fair value on a recurring basis on our Statement of Condition:

					Netting
June 30, 2012	Total	Level 1	Level 2	Level 3	Adjustment (1)
AFS securities:
GSE debentures	$2,914,085	$—	$2,914,085	$—	$—
TLGP debentures	319,702	—	319,702	—	—
Private-label RMBS	602,975	—	—	602,975	—
Total AFS securities	3,836,762	—	3,233,787	602,975	—
Derivative Assets:
Interest-rate related	—	—	72,371	—	(72,371)
Interest-rate futures/forwards	—	—	—	—	—
Mortgage delivery commitments	425	—	425	—	—
Total Derivative Assets, net	425	—	72,796	—	(72,371)
Grantor Trust Assets (included in Other Assets)	13,769	13,769	—	—	—
Total recurring assets at estimated fair value	$3,850,956	$13,769	$3,306,583	$602,975	$(72,371)

Derivative Liabilities:
Interest-rate related	$187,567	$—	$991,622	$—	$(804,055)
Interest-rate futures/forwards	733	—	733	—	—
Mortgage delivery commitments	26	—	26	—	—
Total Derivative Liabilities, net	188,326	—	992,381	—	(804,055)
Total recurring liabilities at estimated fair value	$188,326	$—	$992,381	$—	$(804,055)

December 31, 2011
AFS securities:
GSE debentures	$2,025,695	$—	$2,025,695	$—	$—
TLGP debentures	322,442	—	322,442	—	—
Private-label RMBS	601,309	—	—	601,309	—
Total AFS securities	2,949,446	—	2,348,137	601,309	—
Derivative Assets:
Interest-rate related	76	—	76,723	—	(76,647)
Interest-rate futures/forwards	—	—	—	—	—
Mortgage delivery commitments	417	—	417	—	—
Total Derivative Assets, net	493	—	77,140	—	(76,647)
Grantor Trust Assets (included in Other Assets)	13,016	13,016	—	—	—
Total recurring assets at estimated fair value	$2,962,955	$13,016	$2,425,277	$601,309	$(76,647)

Derivative Liabilities:
Interest-rate related	$173,810	$—	$969,795	$—	$(795,985)
Interest-rate futures/forwards	763	—	763	—	—
Mortgage delivery commitments	—	—	—	—	—
Total Derivative Liabilities, net	174,573	—	970,558	—	(795,985)
Total recurring liabilities at estimated fair value	$174,573	$—	$970,558	$—	$(795,985)

(1)
Amounts represent the effect of legally enforceable master netting agreements that allow us to net settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same counterparties.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The table below presents a rollforward of our AFS private-label RMBS measured at estimated fair value on a recurring basis using Level 3 significant inputs. The estimated fair values for the private-label RMBS were valued using a pricing source, such as a dealer quote or comparable security price, for which the significant unobservable inputs used to determine the price were not reasonably available.

Estimated Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Balance, beginning of period	$614,530	$601,309
Total realized and unrealized gains (losses):
Net realized losses from sale of AFS securities	—	—
Accretion of credit losses in Net Interest Income	180	555
Net gains (losses) on changes in fair value in Other Income (Loss)	(292)	(3,578)
Net change in fair value not in excess of cumulative non-credit losses in OCI	5,183	31,785
Unrealized gains (losses) in OCI	630	4,754
Reclassification of non-credit portion to Other Income (Loss) in OCI	292	3,578
Purchases, issuances, sales and settlements:
Sales	—	—
Settlements	(17,548)	(35,428)
Balance, end of period	$602,975	$602,975

Net gains (losses) included in earnings attributable to changes in fair value relating to assets still held at end of period	$(112)	$(3,023)

Estimated Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Balance, beginning of period	$932,839	$982,541
Total realized and unrealized gains (losses):
Net realized losses from sale of AFS securities	(1,943)	(1,943)
Net gains (losses) on changes in fair value in Other Income (Loss)	(2,523)	(19,684)
Included in OCI	(8,415)	16,097
Purchases, issuances, sales and settlements:
Sales	(63,700)	(63,700)
Settlements	(50,687)	(107,740)
Balance, end of period	$805,571	$805,571

Net gains (losses) included in earnings attributable to changes in fair value relating to assets still held at end of period	$(2,519)	$(18,199)

Estimated Fair Value on a Nonrecurring Basis. We measure certain HTM securities at estimated fair value on a nonrecurring basis. These assets are not carried at estimated fair value on a recurring basis, but are subject to fair value adjustments only in certain circumstances (e.g., when there is evidence of OTTI).

The table below presents by level within the fair value hierarchy the estimated fair value of HTM securities that are recorded at estimated fair value on a nonrecurring basis at December 31, 2011. There were no HTM securities recorded at estimated fair value on a nonrecurring basis at June 30, 2012.

December 31, 2011	Total	Level 1	Level 2	Level 3
Home equity loan ABS	$588	$—	$—	$588
Total nonrecurring assets at estimated fair value	$588	$—	$—	$588

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 15 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts:

	June 30, 2012			December 31, 2011
By Commitment	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding	$178,906	$258,611	$437,517	$240,599	$271,567	$512,166
Unused lines of credit	800,370	—	800,370	780,409	—	780,409
Commitments to fund additional Advances (1)	19,045	—	19,045	12,052	—	12,052
Commitment to fund or purchase mortgage loans	156,978	—	156,978	68,069	—	68,069
Unsettled CO Bonds, at par (2)	894,000	—	894,000	275,000	—	275,000

(1)
Commitments to fund additional Advances are generally for periods up to six months, and includes $0 of outstanding commitments to issue standby letters of credit at June 30, 2012 and December 31, 2011.

(2)	Unsettled CO Bonds of $350,000 and $250,000 at June 30, 2012 and December 31, 2011, respectively, were hedged with associated interest-rate swaps.

Commitments to Extend Credit. A standby letter of credit is a financing arrangement between us and one of our members that is executed for a fee. Commitments to extend credit are fully collateralized at the time of issuance. If we are required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized Advance to the member. The original terms of our standby letters of credit, including related commitments, range from 2 months to 20 years, including a final expiration in 2029. The carrying value of guarantees related to standby letters of credit is recorded in Other Liabilities and totaled $3,141 and $3,580 at June 30, 2012 and December 31, 2011, respectively. See Note 6 - Advances and Note 8 – Allowance for Credit Losses for more information.

Pledged Collateral. We generally execute derivatives with large banks and major broker-dealers and generally enter into bilateral pledge (collateral) agreements. We had pledged $731,584 and $719,292 of cash collateral, at par, at June 30, 2012 and December 31, 2011, respectively. At June 30, 2012 and December 31, 2011, we had not pledged any securities as collateral.

Legal Proceedings. We are subject to legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on our financial condition or results of operations.

Additional discussion of other commitments and contingencies is provided in Note 6 – Advances; Note 7 – Mortgage Loans Held for Portfolio; Note 9 – Derivatives and Hedging Activities; Note 10 – Consolidated Obligations; Note 11 – Capital; and Note 14 – Estimated Fair Values.

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

The following table presents outstanding balances with respect to transactions with related parties and their balance as a percent of the total balance on our Statement of Condition.

	Capital Stock, including MRCS		Advances		Mortgage Loans Held for Portfolio
June 30, 2012	Balance, par value	% of Total	Balance, par value	% of Total	Balance, UPB	% of Total
Flagstar Bank, FSB	$301,737	15%	$3,400,000	19%	$712,425	12%
Bank of America, N.A. (former member)	224,921	11%	300,000	2%	1,410,621	25%
Total	$526,658	26%	$3,700,000	21%	$2,123,046	37%

December 31, 2011
Flagstar Bank, FSB	$301,737	15%	$3,953,000	22%	$752,284	13%
Bank of America, N.A. (former member)	224,921	11%	400,000	2%	1,641,156	27%
Total	$526,658	26%	$4,353,000	24%	$2,393,440	40%

During the three and six months ended June 30, 2012 and 2011, we had net Advances to (repayments from) related parties as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Related Party	2012	2011	2012	2011
Flagstar Bank, FSB	$(191,000)	$6,571	$(553,000)	$(319,906)
Bank of America, N.A. (former member)	$(100,000)	$(500,000)	$(100,000)	$(500,000)

During the three and six months ended June 30, 2012 and 2011, we acquired mortgage loans from related parties as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Related Party	2012	2011	2012	2011
Flagstar Bank, FSB	$—	$—	$—	$81,260

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

The following table presents outstanding balances with directors' financial institutions and their balance as a percent of the total balance on our Statement of Condition.

	Capital Stock, including MRCS		Advances		Mortgage Loans Held for Portfolio
Date	Balance, par value	% of Total	Balance, par value	% of Total	Balance, UPB	% of Total
June 30, 2012	$66,652	3%	$540,524	3%	$49,174	1%
December 31, 2011	66,652	3%	543,309	3%	42,746	1%

During the three and six months ended June 30, 2012 and 2011, we had net Advances to (repayments from) directors' financial institutions and we acquired mortgage loans from directors' financial institutions, taking into account the dates of the directors' appointments and resignations, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Transaction	2012	2011	2012	2011
Net Advances to (repayments from) directors' financial institutions	$1,175	$(19,837)	$(2,786)	$(44,347)
Mortgage loans acquired from directors' financial institutions	$7,438	$1,787	$12,339	$4,041

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
FASB: Financial Accounting Standards Board
FDIC: Federal Deposit Insurance Corporation
FHA: Federal Housing Administration
FHLBank: A Federal Home Loan Bank
FHLBanks: The 12 Federal Home Loan Banks or a subset thereof
FHLBank System: The 12 FHLBanks and the Office of Finance
Finance Agency: Federal Housing Finance Agency
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
LRA: Lender risk account
MBS: Mortgage-backed securities
MCC: Master Commitment Contract
Moody's: Moody's Investor Services
MPF: Mortgage Partnership Finance® Program
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
UPB: Unpaid principal balance
VaR: Value at risk
WAIR: Weighted average interest rate

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Presentation

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our 2011 Form 10-K and the financial statements and related footnotes contained in Item 1. Financial Statements.

As used in this Form 10-Q, unless the context otherwise requires, the terms "we," "us," and "our" refer to the Federal Home Loan Bank of Indianapolis. We use certain acronyms and terms throughout this Form 10-Q, which are included in the Glossary of Terms located in Item 1. Financial Statements.

Unless otherwise stated, amounts are rounded to the nearest million; therefore, dollar amounts of less than one million may not be reflected in this report and, due to rounding, may not appear to agree to the amounts presented in thousands in the Financial Statements and Notes to Financial Statements. Amounts used to calculate dollar and percentage changes are based on numbers in the thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

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

•	volatility of market prices, rates, and indices that could affect the value of collateral we hold as security for the obligations of our members and counterparties;

•	demand for our Advances and purchases of mortgage loans under our MPP or participation interests in mortgage loans purchased from other FHLBanks under the MPF program resulting from:

◦	changes in our members' deposit flows and credit demands;

◦	membership changes, including, but not limited to, mergers, acquisitions and consolidations of charters;

◦	changes in the general level of housing activity in the United States, the level of refinancing activity and consumer product preferences; and

◦	competitive forces, including, without limitation, other sources of funding available to our members;

•	changes in mortgage asset prepayment patterns, delinquency rates and housing values;

•	our ability to introduce new products and services and successfully manage the risks associated with our products and services, including new types of collateral securing Advances;

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

Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make through reports filed with the SEC in the future, including our Forms 10-K, 10-Q and 8-K.

Executive Summary

Overview. We are a regional wholesale bank that makes Advances; purchases whole mortgages from our member financial institutions; purchases participation interests in mortgage loans from other FHLBanks; purchases other investments; and provides other financial services to our member financial institutions. These member financial institutions can consist of federally-insured depository institutions (including commercial banks, thrifts, and credit unions), insurance companies and community development financial institutions. All member financial institutions are required to purchase shares of our Class B Capital Stock as a condition of membership. Our public policy mission is to facilitate and expand the availability of financing for housing and community development. We seek to achieve our mission by providing products and services to our members in a safe, sound, and profitable manner, and by generating a competitive return on their capital investment. See Item 1. Business - Background Information in our 2011 Form 10-K for more information.

We group our products and services within two business segments:

•
Traditional, which includes credit services (such as Advances, letters of credit, and lines of credit), investments (including Federal Funds Sold, Securities Purchased Under Agreements to Resell, AFS securities, and HTM securities), correspondent services and deposits; and

•
Mortgage Loans, which consists of (i) mortgage loans purchased from our members through our MPP and (ii) participation interests purchased from other FHLBanks in mortgage loans that were purchased by those FHLBanks from their respective PFI members under the MPF program. See Analysis of Financial Condition - Mortgage Loans Held for Portfolio - Reactivation of our Participation in the MPF Program for more information.

Our principal source of funding is the proceeds from the sale to the public of FHLBank debt instruments, called Consolidated Obligations, which are the joint and several obligation of all 12 FHLBanks. We obtain additional funds from deposits, other borrowings, and the sale of capital stock to our members.

Our primary source of revenue is interest earned on Advances, long- and short-term investments, and mortgage loans.

Our Net Interest Income is primarily determined by the interest-rate spread between the interest rate earned on our assets and the interest rate paid on our share of the Consolidated Obligations. We use funding and hedging strategies to manage the related interest-rate risk.

Economic Conditions. Our financial condition and results of operations are influenced by the general state of the global and national economies; the conditions in the financial, credit and mortgage markets; the prevailing level of interest rates; and the local economies in our district states of Indiana and Michigan and their impact on our member financial institutions.

The United States economy entered a recession in December 2007, which ended in June 2009. Although the United States economy has begun to show signs of improvement, many of the effects of the recession and the world-wide financial crisis continued in the United States during the first six months of 2012, including serious pressures on earnings and capital at many financial institutions, high unemployment rates, high levels of mortgage delinquencies and foreclosures, and a depressed housing market. Home prices continue to be depressed as housing supply remains very high, housing demand is weak and loan originations and sales volumes remain low. Sales of distressed properties, such as foreclosures, real estate owned by financial institutions, and short sales by borrowers behind on their mortgage payments, have adversely affected the housing market. Foreclosure times have increased, and the current outlook for resolving the backlog of foreclosed properties remains uncertain.

Many of the effects of the world-wide financial crisis have also continued to affect the global economy during the first six months of 2012. During the first quarter of 2012, all three of the major NRSROs announced ratings downgrades on some of the Eurozone countries, or have placed them on review for possible downgrade. According to a report issued by Fitch on June 27, 2012, the severity of the economic crisis in Europe intensified in the second quarter of 2012. Europe's financial markets and economy remain under significant stress, which is likely to continue to negatively affect the global economy.

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

The Bureau of Labor Statistics reported that Michigan's preliminary unemployment rate equaled 8.6% for June 2012, while Indiana's preliminary rate was 8.0% compared to the United States rate of 8.2%. According to information provided by LPS Applied Analytics for May 2012, Indiana had a non-current mortgage rate (loans past due 30 days or more) of 13.2%, and Michigan had a non-current mortgage rate of 10.4%, compared to the national rate of 11.3%.

In its most recent forecast, the Center for Econometric Research at Indiana University predicts that the Indiana economy will achieve positive, but sluggish, economic growth, with rising employment and personal income and a decline in the unemployment rate. The most recent forecast published by the Research Seminar in Quantitative Economics at the University of Michigan states that the Michigan economy is beginning its third year of recovery after exiting a debilitating recession at the end of 2009, driven mainly by job growth in the higher-wage segment of the economy. University of Michigan economists expect a moderate rate of state job growth for 2012. Although the overall economic outlook for our district is showing some signs of improvement, we believe it will continue to trail the overall United States economy.

The Capital Markets. The Office of Finance, our fiscal agent, issues debt in the global capital markets on behalf of the 12 FHLBanks in the form of Consolidated Obligations, which include CO Bonds and Discount Notes. Our funding operations are dependent on debt issued by the Office of Finance, and the issuance of our debt is affected by events in the capital markets.

Overall, the capital markets continued to experience volatility in the first six months of 2012, mainly driven by concerns about European sovereigns and the impact of a European recession on other national economies. Other concerns included continued high unemployment and depressed housing prices in the United States.

The FOMC decided to continue its program to extend the average maturity of its holdings of securities as announced in June. To help support conditions in the mortgage markets, the FOMC will maintain its existing policy of reinvesting principal payments from its holdings of agency MBS and agency debt in agency MBS. The FOMC will closely monitor incoming information on economic and financial developments and will provide additional accommodation as needed to promote a stronger economic recovery in a context of price stability.

During the second quarter of 2012, investment in taxable money market funds, which purchase a significant portion of the Discount Notes and short maturity CO Bonds issued by the FHLBanks, continued to fall as low rates and better economic data likely led investors to seek increased returns in riskier asset classes. As a subset of those assets, taxable money market fund investments allocated to the "U.S. Other Agency" category also decreased.

Impact on Operating Results. Events in the capital and housing markets in the last several years have created opportunities to generate spreads well above historical levels on certain types of transactions. Although we expected the frequency and level of higher-spread investment opportunities to continue to diminish in 2012, the current Eurozone crisis has led to very low costs for our Consolidated Obligations, causing spreads to be wider than expected across all asset classes. During the second quarter of 2012, spreads to LIBOR on our swapped debt increased compared to the first quarter of 2012. We expect Net Interest Income to decline if the cost of our debt increases to pre-crisis levels and the spreads on our assets revert to historical levels. Moreover, these spreads could be affected by unexpected changes in the economic environment.

Summary of Selected Financial Data

The following table presents a summary of certain financial information as of and for the three-month periods indicated ($ amounts in millions):

	As of and for the Three Months Ended
	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Statement of Condition:
Total Assets	$40,165	$39,469	$40,375	$40,950	$40,059
Advances	18,814	18,042	18,568	18,564	17,476
Investments (1)	15,239	15,149	15,203	15,828	14,624
Mortgage Loans Held for Portfolio	5,785	5,843	5,958	6,110	6,283
Allowance for loan losses	(5)	(3)	(3)	(3)	(2)
Discount Notes	7,557	5,969	6,536	6,981	9,993
CO Bonds	28,720	29,337	30,358	29,855	26,068
Total Consolidated Obligations	36,277	35,306	36,894	36,836	36,061
MRCS	451	457	454	483	515
Capital Stock, Class B Putable	1,608	1,565	1,563	1,553	1,490
Retained Earnings	549	527	498	472	451
AOCI	(80)	(82)	(114)	(85)	(57)
Total Capital	2,077	2,010	1,947	1,940	1,884

Statement of Income:
Net Interest Income	60	62	59	56	56
Provision for Credit Losses	2	—	1	2	1
Net OTTI credit losses	—	(3)	(1)	(5)	(3)
Other Income (Loss), excluding net OTTI credit losses	(5)	2	(1)	—	(5)
Other Expenses	15	15	15	16	14
Total Assessments	4	5	5	3	9
Net Income	34	41	36	30	24

Selected Financial Ratios:
Return on average equity (2)	6.53%	8.42%	7.27%	6.19%	4.96%
Return on average assets	0.33%	0.41%	0.34%	0.29%	0.23%
Dividend payout ratio (3)	35.05%	28.37%	26.90%	32.76%	40.72%
Net interest margin (4)	0.59%	0.62%	0.57%	0.54%	0.53%
Total capital ratio (5)	5.17%	5.09%	4.82%	4.74%	4.70%
Total regulatory capital ratio (6)	6.49%	6.46%	6.23%	6.12%	6.13%
Average equity to average assets	5.02%	4.83%	4.65%	4.67%	4.63%
Weighted average dividend rate, Class B stock (7)	3.00%	3.00%	2.50%	2.50%	2.50%
Par amount of outstanding Consolidated Obligations for all 12 FHLBanks	$685,195	$658,015	$691,868	$696,606	$727,475

(1)	Investments consist of Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, Federal Funds Sold, AFS securities, HTM securities, and loans to other FHLBanks.

(2)	Return on average equity is Net Income expressed as a percentage of average total capital.

(3)	The dividend payout ratio is calculated by dividing dividends paid in cash during the period by Net Income for the period.

(4)	Net interest margin is Net Interest Income expressed as a percentage of average interest-earning assets.

(5)	Total capital ratio is Capital Stock plus Retained Earnings and AOCI expressed as a percentage of Total Assets.

(6)	Total regulatory capital ratio is Capital Stock plus Retained Earnings and MRCS expressed as a percentage of Total Assets.

(7)	The weighted average dividend rate is calculated by dividing dividends paid in cash during the period by the average of Class B Capital Stock eligible for dividends (i.e., excludes MRCS).

Results of Operations and Changes in Financial Condition

Net Income for the Three and Six Months Ended June 30, 2012 and 2011. Net Income for the three months ended June 30, 2012 was $33.2 million. The increase of $8.8 million compared to the same period in 2011 was primarily due to higher Net Interest Income, lower OTTI credit losses on our private-label mortgage-backed securities and a decrease in Total Assessments as a result of satisfying our obligation to REFCORP as of June 30, 2011. Net Interest Income After Provision for Credit Losses increased by $2.8 million or 5% in the second quarter of 2012, compared to the same period in 2011, primarily due to wider spreads on our interest-earning assets and an increase in Prepayment Fees on Advances, partially offset by lower levels of certain interest-earning assets.

Net Income for the first six months of 2012 was $74.7 million. The increase of $30.4 million compared to the same period in 2011 was primarily due to lower OTTI credit losses on our private-label mortgage-backed securities, higher Net Interest Income and a decrease in Total Assessments as a result of satisfying our obligation to REFCORP as of June 30, 2011. Net Interest Income After Provision for Credit Losses increased by $5.9 million or 5% in the first six months of 2012, compared to the same period in 2011, primarily due to wider spreads on our interest-earning assets, partially offset by lower levels of certain interest-earning assets.

The following table presents the comparative highlights of our results of operations ($ amounts in millions, as rounded):

	Three Months Ended June 30,				Six Months Ended June 30,
			$	%			$	%
Comparative Highlights	2012	2011	Change	Change	2012	2011	Change	Change
Net Interest Income After Provision for Credit Losses	$58	$55	$3	5%	$120	$114	$6	5%
Other Income (Loss)	(5)	(8)	3	33%	(6)	(26)	20	75%
Other Expenses	15	14	1	11%	30	27	3	9%
Income Before Assessments	38	33	5	12%	84	61	23	37%
Total Assessments	4	9	(5)	(55%)	9	17	(8)	(46%)
Net Income	$34	$24	$10	36%	$75	$44	$31	69%

Changes in Financial Condition for the Six Months Ended June 30, 2012. Total Assets at June 30, 2012 were $40.2 billion, a net decrease of $210.3 million compared to December 31, 2011. Advances outstanding totaled $18.8 billion. The net increase of 1% compared to December 31, 2011 was attributable to higher Advances to our insurance company members, partially offset by lower Advances to our depository members. Mortgage Loans Held for Portfolio totaled $5.8 billion. The net decrease of 3% compared to December 31, 2011 was attributable to repayments exceeding the purchases of mortgage loans under our MPP. Investments totaled $15.2 billion at June 30, 2012 and December 31, 2011.

Consolidated Obligations totaled $36.3 billion at June 30, 2012. The net decrease of $617.3 million or 2% compared to December 31, 2011 was attributable to lower funding needs.

Total Capital was $2.1 billion at June 30, 2012. The increase of $129.9 million for the first six months of 2012 consisted of a net increase in Capital Stock of $44.9 million, a net increase in Retained Earnings of $51.2 million, and a net decrease in Accumulated Other Comprehensive Loss of $33.8 million.

The following table presents the changes in financial condition ($ amounts in millions):

Condensed Statements of Condition	June 30, 2012	December 31, 2011	$ Change	% Change
Advances	$18,814	$18,568	$246	1%
Mortgage Loans Held for Portfolio, net	5,780	5,955	(175)	(3%)
Investments (1)	15,239	15,203	36	—%
Other Assets	332	649	(317)	(49%)
Total Assets	$40,165	$40,375	$(210)	(1%)

Consolidated Obligations	$36,277	$36,894	$(617)	(2%)
Mandatorily Redeemable Capital Stock	451	454	(3)	(1%)
Other Liabilities	1,360	1,080	280	26%
Total Liabilities	38,088	38,428	(340)	(1%)
Capital Stock, Class B Putable	1,608	1,563	45	3%
Retained Earnings	549	498	51	10%
Accumulated Other Comprehensive Income (Loss)	(80)	(114)	34	30%
Total Capital	2,077	1,947	130	7%
Total Liabilities and Capital	$40,165	$40,375	$(210)	(1%)

Total Regulatory Capital (2)	$2,608	$2,515	$93	4%

(1)	Includes HTM Securities, AFS Securities, Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, and Federal Funds Sold.

(2)	Total Regulatory Capital is Total Capital plus MRCS less AOCI.

Analysis of Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011

Net Interest Income After Provision for Credit Losses. Net Interest Income, which is primarily the interest earned on Advances, short-term investments, investment securities and Mortgage Loans Held for Portfolio less the interest paid on Consolidated Obligations and Interest-Bearing Deposits, is our primary source of earnings. Our net interest margin is Net Interest Income, expressed as a percentage of the average balance of interest-earning assets.

Factors that increased Net Interest Income After Provision for Credit Losses for the three months ended June 30, 2012, compared to the same period in 2011, included:

•	wider spreads on Advances, short-term investments, and investment securities, primarily due to lower funding costs;

•	higher average balances of Advances; and

•	higher Prepayment Fees on Advances.

These increases were partially offset by:

•	lower average balances of short-term investments and Mortgage Loans Held for Portfolio;

•	narrower spreads on Mortgage Loans Held for Portfolio; and

•	an increase in the Provision for Credit Losses on Mortgage Loans Held for Portfolio.

Factors that increased Net Interest Income After Provision for Credit Losses for the six months ended June 30, 2012, compared to the same period in 2011, included:

•	wider spreads on Advances, short-term investments, and investment securities, primarily due to lower funding costs; and

•	higher average balances of Advances.

These increases were partially offset by:

•	lower average balances of short-term investments, Mortgage Loans Held for Portfolio; and

•	narrower spreads on Mortgage Loans Held for Portfolio.

See Net Gains (Losses) on Derivatives and Hedging Activities herein for information on the net effect of derivatives on our Net Interest Income.

The following tables present average balances, interest income and expense, and average yields of our major categories of interest-earning assets and the sources funding those interest-earning assets ($ amounts in millions):

	Three Months Ended June 30,
	2012			2011
	Average Balance	Interest Income/ Expense	Average Yield (6)	Average Balance	Interest Income/ Expense	Average Yield (6)
Assets:
Federal Funds Sold and Securities Purchased Under Agreements to Resell	$3,638	$1	0.16%	$6,639	$1	0.12%
Investment securities (1)	11,454	52	1.79%	11,837	59	1.98%
Advances (2)	18,805	46	0.98%	17,346	40	0.92%
Mortgage Loans Held for Portfolio (2)	5,809	64	4.42%	6,373	77	4.82%
Other Assets (interest-earning) (3) (4)	739	—	0.05%	47	—	0.67%
Total interest-earning assets	40,445	163	1.61%	42,242	177	1.68%
Other Assets (5)	310			325
Total Assets	$40,755			$42,567

Liabilities and Capital:
Interest-Bearing Deposits	$846	—	0.01%	$834	—	0.03%
Discount Notes	7,099	2	0.10%	8,786	2	0.10%
CO Bonds (2)	29,108	98	1.35%	29,315	115	1.58%
MRCS	454	3	2.95%	614	4	2.44%
Other borrowings	—	—	—%	—	—	—%
Total interest-bearing liabilities	37,507	103	1.10%	39,549	121	1.23%
Other Liabilities	1,202			1,046
Total Capital	2,046			1,972
Total Liabilities and Capital	$40,755			$42,567

Net Interest Income and net spread on interest-earning assets less interest-bearing liabilities		$60	0.51%		$56	0.45%

Net interest margin			0.59%			0.53%

Average interest-earning assets to interest-bearing liabilities	1.08			1.07

	Six Months Ended June 30,
	2012			2011
	Average Balance	Interest Income/ Expense	Average Yield (6)	Average Balance	Interest Income/ Expense	Average Yield (6)
Assets:
Federal Funds Sold and Securities Purchased Under Agreements to Resell	$3,626	$2	0.14%	$7,265	$5	0.16%
Investment securities (1)	11,640	106	1.82%	11,801	119	2.03%
Advances (2)	18,727	92	0.99%	17,633	82	0.94%
Mortgage Loans Held for Portfolio (2)	5,848	133	4.58%	6,484	157	4.87%
Other Assets (interest-earning) (3) (4)	748	1	0.33%	43	1	2.84%
Total interest-earning assets	40,589	334	1.65%	43,226	364	1.70%
Other Assets (5)	305			327
Total Assets	$40,894			$43,553

Liabilities and Capital:
Interest-Bearing Deposits	$1,019	—	0.01%	$767	—	0.03%
Discount Notes	6,741	3	0.08%	8,699	5	0.12%
CO Bonds (2)	29,465	202	1.38%	30,406	234	1.55%
MRCS	454	7	3.21%	636	9	2.72%
Other borrowings	—	—	—%	—	—	—%
Total interest-bearing liabilities	37,679	212	1.13%	40,508	248	1.23%
Other Liabilities	1,202			1,071
Total Capital	2,013			1,974
Total Liabilities and Capital	$40,894			$43,553

Net Interest Income and net spread on interest-earning assets less interest-bearing liabilities		$122	0.52%		$116	0.47%

Net interest margin			0.60%			0.54%

Average interest-earning assets to interest-bearing liabilities	1.08			1.07

(1)
The average balances of Investment securities are reflected at amortized cost; therefore, the resulting yields do not reflect changes in estimated fair value of AFS securities that are reflected as a component of OCI, nor do they include the effect of OTTI-related non-credit losses. Interest income/expense includes the effect of associated interest-rate exchange agreements.

(2)
Interest income/expense and average yield include all other components of interest, including the impact of net interest payments or receipts on derivatives, hedge accounting amortization, and Advance prepayment fees.

(3)	Other Assets (interest-earning) consists of Interest-Bearing Deposits, loans to other FHLBanks (if applicable), and grantor trust assets that are carried at estimated fair value.

(4)	Includes the rights or obligations to cash collateral, which are included in the fair value of derivative assets or derivative liabilities on the Statements of Condition at period end.

(5)	Includes changes in estimated fair value of AFS securities and the effect of OTTI-related non-credit losses on AFS and HTM securities for purposes of the table.

(6)	Annualized.

Changes in both volume and interest rates determine changes in Net Interest Income and net interest margin. The following table presents changes in Interest Income and Interest Expense by volume and rate ($ amounts in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012 vs. 2011			2012 vs. 2011
Components	Volume	Rate	Total	Volume	Rate	Total
Increase (Decrease) in Interest Income:
Federal Funds Sold and Securities Purchased Under Agreements to Resell	$—	$—	$—	$(2)	$(1)	$(3)
Investment securities	(2)	(5)	(7)	(2)	(11)	(13)
Advances	3	3	6	5	5	10
Mortgage Loans Held for Portfolio	(7)	(6)	(13)	(15)	(9)	(24)
Other Assets, net	2	(2)	—	2	(2)	—
Total	(4)	(10)	(14)	(12)	(18)	(30)
Increase (Decrease) in Interest Expense:
Interest-Bearing Deposits	—	—	—	—	—	—
Discount Notes	—	—	—	(1)	(1)	(2)
CO Bonds	(1)	(16)	(17)	(8)	(24)	(32)
MRCS	(1)	—	(1)	(2)	—	(2)
Other borrowings	—	—	—	—	—	—
Total	(2)	(16)	(18)	(11)	(25)	(36)
Increase (Decrease) in Net Interest Income Before Provision for Credit Losses	$(2)	$6	$4	$(1)	$7	$6

Changes in Interest Income and Interest Expense that are not identifiable as either volume-related or rate-related, but are attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the volume and rate changes.

Other Income (Loss). The following table presents the components of Other Income (Loss) ($ amounts in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Components	2012	2011	2012	2011
Total OTTI losses	$—	$—	$—	$(3)
Portion of Impairment Losses Reclassified to (from) Other Comprehensive Income (Loss)	—	(3)	(3)	(18)
Net OTTI credit losses	—	(3)	(3)	(21)
Net Realized Losses from Sale of Available-for-Sale Securities	—	(2)	—	(2)
Net Gains (Losses) on Derivatives and Hedging Activities	(5)	(4)	(4)	(4)
Other, net	—	1	1	1
Total Other Income (Loss)	$(5)	$(8)	$(6)	$(26)

The favorable change in Other Income (Loss) for the three and six months ended June 30, 2012, compared to the same periods in 2011, was primarily due to lower net OTTI credit losses on certain private-label RMBS.

Results of OTTI Evaluation Process. As a result of our evaluations, during the three and six months ended June 30, 2012, and 2011, we recognized OTTI on private-label RMBS as shown in the table below ($ amounts in millions):

	Total OTTI	Portion Reclassified	OTTI Credit
Three Months Ended June 30, 2012	Losses	to (from) OCI	Losses
Impairment on securities for which OTTI was not previously recognized	$—	$—	$—
Additional impairment on securities for which OTTI was previously recognized	—	—	—
Total	$—	$—	$—

Three Months Ended June 30, 2011
Impairment on securities for which OTTI was not previously recognized	$—	$—	$—
Additional impairment on securities for which OTTI was previously recognized	—	(3)	(3)
Total	$—	$(3)	$(3)

Six Months Ended June 30, 2012
Impairment on securities for which OTTI was not previously recognized	$—	$—	$—
Additional impairment on securities for which OTTI was previously recognized	—	(3)	(3)
Total	$—	$(3)	$(3)

Six Months Ended June 30, 2011
Impairment on securities for which OTTI was not previously recognized	$—	$—	$—
Additional impairment on securities for which OTTI was previously recognized	(3)	(18)	(21)
Total	$(3)	$(18)	$(21)

Net Gains (Losses) on Derivatives and Hedging Activities. As we hedge our asset or liability risk exposures, gains and losses occur due to changes in the relationships among various market interest rates. In general, we hold derivatives and associated hedged instruments to the maturity, call, or put date. Therefore, nearly all of the cumulative net gains and losses for these financial instruments will generally reverse over the remaining contractual terms of the hedged financial instruments. However, there may be instances in which we terminate these instruments prior to maturity or prior to the call or put dates. Terminating the financial instrument or hedging relationship may result in a realized gain or loss.

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

The tables below present the net effect of derivatives on Net Interest Income and Other Income (Loss), within the line Net Gains (Losses) on Derivatives and Hedging Activities, by type of hedge and hedged item ($ amounts in millions):

Three Months Ended June 30, 2012	Advances	Investments	Mortgage Loans	CO Bonds	Discount Notes	Total
Net Interest Income:
Amortization/accretion of hedging activities in net interest income (1)	$—	$4	$—	$—	$—	$4
Net interest settlements included in net interest income (2)	(59)	(23)	—	15	—	(67)
Total Net Interest Income	(59)	(19)	—	15	—	(63)
Net Gains (Losses) on Derivatives and Hedging Activities:
Gains (losses) on fair-value hedges	(4)	1	—	1	—	(2)
Gains (losses) on derivatives not qualifying for hedge accounting	—	(1)	(2)	—	—	(3)
Net Gains (Losses) on Derivatives and Hedging Activities	(4)	—	(2)	1	—	(5)
Total net effect of derivatives and hedging activities	$(63)	$(19)	$(2)	$16	$—	$(68)

Three Months Ended June 30, 2011
Net Interest Income:
Amortization/accretion of hedging activities in net interest income (1)	$—	$4	$(1)	$1	$—	$4
Net interest settlements included in net interest income (2)	(76)	(21)	—	30	—	(67)
Total Net Interest Income	(76)	(17)	(1)	31	—	(63)
Net Gains (Losses) on Derivatives and Hedging Activities:
Gains (losses) on fair-value hedges	(4)	—	—	1	—	(3)
Gains (losses) on derivatives not qualifying for hedge accounting	—	(1)	—	—	—	(1)
Net Gains (Losses) on Derivatives and Hedging Activities	(4)	(1)	—	1	—	(4)
Total net effect of derivatives and hedging activities	$(80)	$(18)	$(1)	$32	$—	$(67)

Six Months Ended June 30, 2012	Advances	Investments	Mortgage Loans	CO Bonds	Discount Notes	Total
Net Interest Income:
Amortization/accretion of hedging activities in net interest income (1)	$—	$7	$—	$1	$—	$8
Net interest settlements included in net interest income (2)	(120)	(43)	—	29	—	(134)
Total Net Interest Income	(120)	(36)	—	30	—	(126)
Net Gains (Losses) on Derivatives and Hedging Activities:
Gains (losses) on fair-value hedges	(1)	1	—	—	—	—
Gains (losses) on derivatives not qualifying for hedge accounting	—	(1)	(3)	—	—	(4)
Net Gains (Losses) on Derivatives and Hedging Activities	(1)	—	(3)	—	—	(4)
Total net effect of derivatives and hedging activities	$(121)	$(36)	$(3)	$30	$—	$(130)

Six Months Ended June 30, 2011
Net Interest Income:
Amortization/accretion of hedging activities in net interest income (1)	$—	$7	$(1)	$1	$—	$7
Net interest settlements included in net interest income (2)	(157)	(42)	—	62	—	(137)
Total Net Interest Income	(157)	(35)	(1)	63	—	(130)
Net Gains (Losses) on Derivatives and Hedging Activities:
Gains (losses) on fair-value hedges	(3)	—	—	—	—	(3)
Gains (losses) on derivatives not qualifying for hedge accounting	—	(1)	—	—	—	(1)
Net Gains (Losses) on Derivatives and Hedging Activities	(3)	(1)	—	—	—	(4)
Total net effect of derivatives and hedging activities	$(160)	$(36)	$(1)	$63	$—	$(134)

(1)	Represents the amortization/accretion of hedging fair value adjustments for both current and discontinued hedge positions.

(2)	Represents interest income/expense on derivatives included in Net Interest Income.

Other Expenses. The following table presents the components of Other Expenses ($ amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Components	2012	2011	2012	2011
Compensation and Benefits	$9	$8	$18	$17
Other Operating Expenses	4	4	8	6
Finance Agency and Office of Finance Expenses	2	2	4	4
Other	—	—	—	—
Total Other Expenses	$15	$14	$30	$27

The increase in Other Expenses for the three months ended June 30, 2012, compared to the same period in 2011, was primarily due to higher compensation and benefits expenses resulting from additional headcount needed to support various information technology initiatives and legislative and regulatory developments. The increase in Other Expenses for the six months ended June 30, 2012, compared to the same period in 2011, was primarily due to higher compensation and benefits expenses and increases in professional fees to support various information technology initiatives and legislative and regulatory developments.

Total Assessments.

AHP. The FHLBanks are required to set aside annually, in the aggregate, the greater of $100 million or 10% of their net earnings to fund the AHP. For purposes of the AHP calculation, net earnings is defined as net income before assessments, plus interest expense related to mandatorily redeemable capital stock, less the assessment for REFCORP, if applicable. Each FHLBank's required annual AHP contribution is limited to its annual net earnings. Our AHP expense fluctuates in accordance with our Income Before Assessments. Our AHP expense was $4.1 million and $3.1 million for the three months ended June 30, 2012 and 2011, respectively, and $9.1 million and $5.9 million for the six months ended June 30, 2012 and 2011, respectively.

REFCORP. As a result of the satisfaction of our REFCORP obligation as of June 30, 2011, we did not have any REFCORP expense for the three and six months ended June 30, 2012. For the three and six months ended June 30, 2011, our REFCORP expense was $5.9 million and $10.9 million, respectively.

Total Comprehensive Income. Total Comprehensive Income was $36.1 million and $26.9 million for the three months ended June 30, 2012 and 2011, respectively. Total Comprehensive Income consisted of (i) Net Income of $33.2 million and $24.4 million, respectively, and (ii) Total Other Comprehensive Income of $2.9 million and $2.5 million, respectively.

Total Comprehensive Income was $108.5 million and $76.9 million for the six months ended June 30, 2012 and 2011, respectively. Total Comprehensive Income consisted of (i) Net Income of $74.7 million and $44.3 million, respectively, and (ii) Total Other Comprehensive Income of $33.8 million and $32.6 million, respectively. Total Other Comprehensive Income for the six months ended June 30, 2012 consisted primarily of increases in the fair values of OTTI AFS securities. Total Other Comprehensive Income for the six months ended June 30, 2011 consisted primarily of the reclassification of the non-credit portion of OTTI losses on AFS securities to Other Income (Loss) and unrealized gains on AFS securities.

Business Segments

Our products and services are grouped within two business segments: Traditional and Mortgage Loans.

The Traditional business segment includes credit services (such as Advances, letters of credit, and lines of credit), investments (including Federal Funds Sold, Securities Purchased Under Agreements to Resell, AFS securities, and HTM securities) and deposits.

The following table presents our financial performance for this business segment ($ amounts in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Traditional Business Segment	2012	2011	2012	2011
Net Interest Income	$43	$33	$83	$68
Provision for Credit Losses	—	—	—	—
Other Income (Loss)	(3)	(8)	(3)	(26)
Other Expenses	13	12	27	24
Income Before Assessments	27	13	53	18
Total Assessments	3	4	6	5
Net Income	$24	$9	$47	$13

The increase in Net Income for the Traditional business segment for the three months ended June 30, 2012, compared to the same period in 2011, was primarily due to:

•	an increase in Net Interest Income primarily resulting from wider spreads mainly due to lower funding costs; and

•	an increase in Other Income (Loss) primarily resulting from lower net OTTI credit losses on certain private-label RMBS.

The increase in Net Income for the Traditional business segment for the six months ended June 30, 2012, compared to the same period in 2011, was primarily due to:

•	an increase in Other Income (Loss) that substantially resulted from lower OTTI credit losses on certain private-label RMBS; and

•	an increase in Net Interest Income primarily resulting from wider spreads mainly due to lower funding costs.

The Mortgage Loans business segment includes (i) mortgage loans purchased from our members through our MPP and (ii) participation interests purchased from other FHLBanks in mortgages that were purchased by those FHLBanks from their respective PFI members under the MPF program.

The following table presents our financial performance for this business segment ($ amounts in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Mortgage Loans Business Segment	2012	2011	2012	2011
Net Interest Income	$17	$23	$39	$48
Provision for Credit Losses	2	1	2	2
Other Income (Loss)	(2)	—	(3)	—
Other Expenses	2	2	3	3
Income Before Assessments	11	20	31	43
Total Assessments	1	5	3	12
Net Income	$10	$15	$28	$31

The decrease in Net Income for the Mortgage Loans business segment for the three months ended June 30, 2012, compared to the same period in 2011, was primarily due to lower Net Interest Income resulting from narrower spreads, the lower average balance of MPP loans and the provision for loan losses, partially offset by lower Total Assessments, which were directly attributable to the satisfaction of our obligation to REFCORP and the lower Income Before Assessments.

The decrease in Net Income for the Mortgage Loans business segment for the six months ended June 30, 2012, compared to the same period in 2011, was primarily due to lower Net Interest Income resulting from narrower spreads and the lower average balance of MPP loans, partially offset by lower Total Assessments, which were directly attributable to the satisfaction of our obligation to REFCORP.

Analysis of Financial Condition

Total Assets. Total Assets were $40.2 billion as of June 30, 2012, a decrease of less than 1% compared to December 31, 2011. This decrease of $0.2 billion was primarily due to decreases of $1.4 billion in HTM securities and $0.2 billion in Mortgage Loans Held for Portfolio, partially offset by increases in AFS securities of $0.9 billion, cash and short-term investments of $0.2 billion and Advances of $0.2 billion.

Advances. Advances totaled $18.8 billion at June 30, 2012, an increase of 1.3% compared to December 31, 2011. This increase was primarily due to a 17% increase in the par value of Advances to insurance company members, which totaled $8.4 billion at June 30, 2012, partially offset by a 9% reduction in the par value of Advances to depository members resulting from repayments and their reduced need for liquidity in the current economic environment. In general, Advances fluctuate in accordance with our members' funding needs related to their deposit levels, mortgage pipelines, investment opportunities, available collateral, other balance sheet strategies, and the cost of alternative funding opportunities.

The table below presents Advances by type of financial institution ($ amounts in millions).

	June 30, 2012		December 31, 2011
		% of		% of
Type of Financial Institution	Par Value	Total	Par Value	Total
Commercial banks	$3,885	21%	$4,077	23%
Thrifts	4,134	23%	4,803	27%
Insurance Companies	8,439	47%	7,230	40%
Credit Unions	1,037	6%	1,036	6%
CDFI's	—	—%	—	—%
Total Member Advances	17,495	97%	17,146	96%
Non-member borrowers	507	3%	622	4%
Housing Associates	—	—%	—	—%
Total Advances, par value	$18,002	100%	$17,768	100%
A breakdown of Advances by primary product type is presented below ($ amounts in millions):

	June 30, 2012		December 31, 2011
		% of		% of
By Primary Product Type	Amount	Total	Amount	Total
Fixed-rate
Fixed-rate (1)	$12,611	70%	$11,800	67%
Amortizing/mortgage matched (2)	1,735	10%	1,806	10%
Other	578	3%	570	3%
Total fixed-rate	14,924	83%	14,176	80%
Adjustable/variable-rate indexed	3,078	17%	3,592	20%
Total Advances, par value	18,002	100%	17,768	100%
Total adjustments (unamortized discounts, hedging and other)	812		800
Total Advances	$18,814		$18,568

(1)	Includes fixed-rate bullet and putable Advances

(2)	Includes fixed-rate amortizing Advances

Mortgage Loans Held for Portfolio. We purchase mortgage loans from our members through our MPP. On November 29, 2010, we began offering MPP Advantage for new MPP loans, which utilizes an enhanced fixed LRA account for credit enhancement consistent with Finance Agency regulations, instead of utilizing coverage from SMI providers. The only substantive difference between our original MPP and MPP Advantage is the credit enhancement structure. Upon implementation of MPP Advantage, the original MPP was phased out and is no longer being used for acquisitions of new loans. Under MPP Advantage, we have purchased 6,733 mortgage loans for $1.0 billion from inception through June 30, 2012, which includes 3,259 loans for $477.3 million purchased from inception through December 31, 2011. See Risk Management - Credit Risk Management - MPP for more detailed information about the credit enhancement structures for our original MPP and MPP Advantage.

At June 30, 2012, we held $5.8 billion of loans purchased through our original MPP program and MPP Advantage, a decrease of 3% compared to December 31, 2011. The decrease was due to repayments of outstanding mortgage loans exceeding the purchases of new loans. In general, the volume of mortgage loans purchased through the MPP is affected by several factors, including competition, the general level of housing activity in the United States, the level of refinancing activity, and consumer product preferences.

We have established and maintain an allowance for MPP loan losses based on our best estimate of probable losses over the loss emergence period, which we have estimated to be 24 months. At June 30, 2012, our estimate of MPP losses remaining after borrower's equity was $63.4 million. After consideration of the portion recoverable under the associated credit enhancements, the allowance for loan losses was $5.0 million. At December 31, 2011, our estimate of MPP losses remaining after borrower's equity was $49.3 million. After consideration of the portion recoverable under the associated credit enhancements, the allowance for loan losses was $3.3 million. The increase in our estimated losses remaining after borrower's equity from December 31, 2011 to June 30, 2012 was primarily the result of a decrease in our assumed weighted-average collateral recovery rate and an extension of the loss emergence period from 12 to 24 months, substantially offset by an increase in the portion of estimated losses deemed recoverable from SMI. However, we have included a provision for loss on the amounts recoverable from our PMI/SMI providers. See Notes to Financial Statements - Note 8 - Allowance for Credit Losses, Critical Accounting Policies and Estimates, and Risk Management - Credit Risk Management - MPP for more information.

Reactivation of our Participation in the MPF Program. We participated in the MPF program from its inception through 2002, when we discontinued active participation in favor of our MPP. In June of 2012, we entered into an MPF Participation Agreement with the FHLBank of Topeka. Under the MPF Participation Agreement, we can purchase participation interests in government-insured mortgages originated by certain of the FHLBank of Topeka's member institutions through their participation in the MPF program offered by the FHLBank of Chicago. We amended the MPF Participation Agreement in July of 2012 to enable us to acquire conventional MPF mortgages originated by certain of the FHLBank of Topeka's member institutions through their participation in the MPF program as well. We expect our purchases of MPF participation interests to supplement our MPP purchases and to partially reduce the concentration of mortgage loans in Indiana and Michigan. We do not intend to offer MPF to our members, but instead intend to continue to offer only MPP.

The MPF Participation Agreement contemplates that we share all mortgages in which we have a participation interest with the FHLBank of Topeka and all of their income, revenue, losses, expenses, pair-off fees, and cash flow, proportionate to our respective participation interests in the mortgages. We treat the acquisition of such participation interests as true sales for accounting purposes, based on a legal opinion obtained from outside counsel.

During the second quarter of 2012, we committed to purchase participations in the aggregate amount of $2.2 million from the FHLBank of Topeka, all of which were in MPF Government loans and are included in commitments to fund or purchase mortgage loans in the Notes to Financial Statements - Note 15 - Commitments and Contingencies. We did not close on the acquisition of any such loan participation interests during the second quarter. As of July 31, 2012, we had outstanding commitments to purchase participations from the FHLBank of Topeka in the aggregate amount of $24.4 million, and we had closed on the acquisition of $3.9 million of such loan participation interests.

Under the MPF Program, participating members of MPF FHLBanks (currently the FHLBanks of Boston, Chicago, Des Moines, New York, Pittsburgh, and Topeka) can sell fixed rate, size-conforming, single-family mortgage loans to MPF FHLBanks (closed loans) and/or originate loans on behalf of their respective MPF FHLBank (table funded loans). The MPF FHLBank invests in qualifying 5- to 30-year conventional conforming and government-insured or guaranteed (by the FHA, the Department of Veterans Affairs, the Rural Housing Service of the Department of Agriculture and the Department of Housing and Urban Development) fixed rate mortgage loans on 1- 4 family residential properties. We, in turn, purchase participation interests in such mortgages from the MPF FHLBank.

Our participation in the MPF Program helps fulfill the FHLBank System's housing mission and provides an additional source of liquidity to FHLBank members that choose to sell mortgage loans into the secondary market rather than holding them in their own portfolios. MPF program loans are considered AMA, a core mission activity of the FHLBanks, as defined by Finance Agency regulations.

Primary factors that may influence future growth in participations in MPF mortgage loans held for portfolio include: (i) the volume of loans purchased under our MPP; (ii) the availability of MPF loans for sale from the FHLBank of Topeka and any FHLBanks with which we may enter into MPF Participation Agreements in the future; (iii) the willingness of MPF FHLBanks to enter into MPF Participation Agreements with us; (iv) the willingness of other FHLBanks to sell such participation interests to us; (v) refinancing activity; (vi) the level of interest rates and the shape of the yield curve; (vii) the relative competitiveness of MPF pricing to the prices offered by other buyers of mortgage loans; and (viii) risk management considerations.

MPF Provider. The MPF program is managed by the MPF Provider, a division of the FHLBank of Chicago. The MPF Provider maintains the structure of MPF loan products and the eligibility rules for MPF loans. In addition, it manages the pricing and delivery mechanism for MPF loans and the back-office processing of MPF loans (and participation interests in MPF loans) in its role as master servicer and master custodian. The MPF Provider has engaged Wells Fargo Bank N.A. as the vendor for master servicing and as the primary custodian for the MPF program.

The MPF Provider publishes and maintains the MPF Origination, Underwriting and Servicing Guides, all of which detail the requirements MPF PFIs must follow in originating, underwriting or selling and servicing MPF loans. The MPF Provider maintains the infrastructure through which MPF FHLBanks can fund or purchase MPF loans through their respective PFIs, and through which we can acquire participation interests in certain new MPF loans. In exchange for providing these services, each MPF FHLBank pays the MPF Provider a fee, which is based upon the unpaid balances of MPF loans funded. We will pay a proportion of the MPF Provider's fee that is based on the proportion of the unpaid balance of MPF loans in which we have acquired participation interests.

MPF Servicing. PFIs selling MPF loans may either retain the servicing function or transfer it. If a PFI chooses to retain the servicing function, it receives a servicing fee. Servicing-retained PFIs may utilize approved subservicers to perform the servicing duties. If the PFI chooses to transfer servicing rights to an approved third-party provider, the servicing is transferred concurrently with the sale of the MPF loan with the PFI receiving a service-released premium. The servicing fee is paid to the third-party servicer. All servicing-retained and servicing-released PFIs are subject to the rules and requirements set forth in the MPF Servicing Guide. Throughout the servicing process, the master servicer monitors PFI compliance with MPF program requirements and makes periodic reports to the MPF Provider.

Cash and Investments. The following table presents the components of our cash and investments at carrying value ($ amounts in millions):

Components of Cash and Investments	June 30, 2012	December 31, 2011	Change
Cash and short-term investments:
Cash and Due from Banks	$198	$513	$(315)
Interest-Bearing Deposits	—	—	—
Securities Purchased Under Agreements to Resell	1,700	—	1,700
Federal Funds Sold	2,237	3,422	(1,185)
Total cash and short-term investments	4,135	3,935	200
Investment securities:
AFS securities:
GSE debentures	2,914	2,026	888
TLGP debentures	320	322	(2)
Private-label MBS	603	601	2
Total AFS securities	3,837	2,949	888
HTM securities:
GSE debentures	269	269	—
TLGP debentures	219	1,883	(1,664)
Other U.S. obligations - guaranteed RMBS	2,893	2,747	146
GSE RMBS	3,763	3,512	251
Private-label MBS	303	402	(99)
Manufactured housing loan ABS	16	17	(1)
Home equity loan ABS	2	2	—
Total HTM securities	7,465	8,832	(1,367)
Total investment securities	11,302	11,781	(479)
Total Cash and Investments, carrying value	$15,437	$15,716	$(279)

Cash and Short-Term Investments. Cash and short-term investments totaled $4.1 billion at June 30, 2012, an increase of 5% compared to December 31, 2011. The increase was primarily due to an increase of $1.7 billion in Securities Purchased Under Agreements to Resell, partially offset by decreases of $1.2 billion in Federal Funds Sold and $0.3 billion in cash. The composition of our short-term investment portfolio is influenced by our liquidity needs and the availability of short-term investments at attractive interest rates, relative to our cost of funds. See Liquidity and Capital Resources below for more information.

Available-for-Sale Securities. AFS securities totaled $3.8 billion at June 30, 2012, an increase of 30% compared to December 31, 2011. The increase was primarily due to purchases of GSE debentures.

Held-to-Maturity Securities. HTM securities totaled $7.5 billion at June 30, 2012, a decrease of 16% compared to December 31, 2011 primarily due to maturities of TLGP debentures and paydowns, partially offset by purchases of MBS.

Total Liabilities. Total Liabilities were $38.1 billion at June 30, 2012, a decrease of 1% compared to December 31, 2011. This decrease of $0.3 billion was primarily due to a decrease of $0.6 billion in Consolidated Obligations, which was mainly due to lower funding needs.

Deposits (Liabilities). Total Deposits were $0.8 billion at June 30, 2012, an increase of 24% compared to December 31, 2011. These deposits represent a relatively small portion of our funding, and vary depending upon market factors, such as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' investment preferences with respect to the maturity of their investments, and member liquidity.

Consolidated Obligations. At June 30, 2012, the carrying values of our Discount Notes and CO Bonds totaled $7.6 billion and $28.7 billion, respectively, compared to $6.5 billion and $30.4 billion, respectively, at December 31, 2011. The overall balance of our Consolidated Obligations fluctuates in relation to our Total Assets. The carrying value of our Discount Notes was 21% of total Consolidated Obligations at June 30, 2012, compared to 18% at December 31, 2011. Discount Notes are issued primarily to provide short-term funds while CO Bonds are issued to provide longer-term funding. The composition of our Consolidated Obligations can fluctuate significantly based on comparative changes in their cost levels, supply and demand conditions, Advance demand, money market investment balances, and our balance sheet management strategy.

Derivatives. As of June 30, 2012 and December 31, 2011, we had Derivative Assets, net of collateral held or posted including accrued interest, with fair values of $0.4 million and $0.5 million, respectively, and Derivative Liabilities, net of collateral held or posted including accrued interest, with fair values of $188.3 million and $174.6 million, respectively. We classify interest-rate swaps as derivative assets or liabilities according to the positive or negative net fair value of the interest-rate swaps with each counterparty. Increases and decreases in the fair value of derivatives are primarily caused by market changes in the derivatives' underlying interest-rate index.

Total Capital. Total Capital was $2.1 billion at June 30, 2012, an increase of 7% compared to December 31, 2011. This increase was primarily due to a net increase in Capital Stock of $44.9 million, a net increase in Retained Earnings of $51.2 million, and a net decrease in Accumulated Other Comprehensive Loss of $33.8 million, which was primarily due to increases in the fair values of OTTI AFS securities.

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

Our primary sources of liquidity are holdings of cash and short-term investments and the issuance of Consolidated Obligations. Our cash and short-term investments portfolio totaled $4.1 billion at June 30, 2012. Our short-term investments consist of high-quality, short- and intermediate-term financial instruments. We manage our short-term investment portfolio in response to economic conditions and market events and uncertainties. As a result, the overall level of our short-term investment portfolio may fluctuate accordingly. The maturities of the short-term investments provide sufficient cash flows to support our ongoing liquidity needs.

Our Consolidated Obligations are not obligations of, nor are they guaranteed by, the United States government. However, our status as a GSE and favorable credit ratings have consistently provided us with excellent access to capital markets. During the six months ended June 30, 2012, we issued $68.1 billion of total Consolidated Obligations, which met our funding needs.

To protect us against temporary disruptions in access to the debt markets in response to a rise in capital markets volatility, the Finance Agency requires us to: (i) maintain contingent liquidity sufficient to meet liquidity needs that shall, at a minimum, cover five calendar days of inability to access Consolidated Obligations in the debt markets; (ii) have available at all times an amount greater than or equal to our members' current deposits invested in Advances with maturities not to exceed five years, deposits in banks or trust companies and obligations of the United States Treasury; (iii) maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in total Consolidated Obligations outstanding; and (iv) maintain, through short-term investments, an amount at least equal to our anticipated cash outflows under two hypothetical scenarios. As of the date of this report, we are in compliance with all liquidity requirements.

We also maintain a contingency liquidity plan designed to enable us to meet our obligations and the liquidity needs of members in the event of operational disruptions at our Bank and/or the Office of Finance, or short-term capital market disruptions.

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

Mandatorily Redeemable Capital Stock. At June 30, 2012, we had $450.9 million in non-member capital stock subject to mandatory redemption, compared to $453.9 million at December 31, 2011. See Notes to Financial Statements - Note 11 - Capital for additional information.

Excess Stock. Excess stock is capital stock that is not required as a condition of membership or to support services to members or former members. In general, the level of excess stock fluctuates with our members' demand for Advances. Finance Agency regulations prohibit an FHLBank from issuing new excess stock if the amount of excess stock outstanding exceeds 1% of our Total Assets. At June 30, 2012, our outstanding excess stock of $0.9 billion was equal to 2.2% of our Total Assets. Therefore, we are currently not permitted to issue new excess stock or distribute stock dividends.

The following table presents the composition of our excess stock ($ amounts in millions):

Components of Excess Stock	June 30, 2012	December 31, 2011
Member capital stock not subject to outstanding redemption requests	$372	$339
Member capital stock subject to outstanding redemption requests (1)	101	100
MRCS subject to redemption (1)	421	418
Total excess capital stock	$894	$857

(1)	This amount does not include capital stock or MRCS that is still supporting outstanding credit products.

Capital Distributions. On July 27, 2012, our board of directors declared a cash dividend of 3.0% (annualized) on our Capital Stock Putable-Class B-1 and 2.4% (annualized) on our Capital Stock Putable-Class B-2.

Restricted Retained Earnings. We and the other FHLBanks entered into a JCE Agreement that requires us to allocate 20% of our net income to a separate restricted retained earnings account, beginning in the third quarter of 2011. In accordance with the JCE Agreement, we had allocated $28.1 million to restricted retained earnings as of June 30, 2012.

Adequacy of Capital. We are required by Finance Agency regulations to maintain sufficient "permanent capital" (defined as the sum of Class B Stock, MRCS, and Retained Earnings). The Gramm-Leach-Bliley Act of 1999 and Finance Agency regulations require us to maintain at all times a regulatory capital-to-assets ratio of at least 4.00% and a leverage capital-to-assets ratio of at least 5.00%. Leverage capital is defined as the sum of (i) permanent capital weighted 1.5 times and (ii) all other capital without a weighting factor. At June 30, 2012, our regulatory capital ratio was 6.49%, and our leverage ratio was 9.74%.

In addition, we must maintain sufficient permanent capital to meet the combined credit risk, market risk and operational risk capital components of the risk-based capital requirement. Our permanent capital was $2,608 million at June 30, 2012, which exceeded our risk-based capital requirement of $698 million. Our permanent capital was $2,515 million at December 31, 2011, which exceeded our risk-based capital requirement of $624 million. Therefore, we were in compliance with the risk-based capital requirement at June 30, 2012 and December 31, 2011. The increase in our risk-based capital requirement was primarily caused by increases in the market and operational risk capital components, which were mainly attributable to an increase in the estimated fair value of our Consolidated Obligations that was substantially due to changes in our valuation technique and a specific modeling assumption. See Notes to Financial Statements - Note 14 - Estimated Fair Values for more information.

Off-Balance Sheet Arrangements

See Notes to Financial Statements - Note 15 - Commitments and Contingencies - for information on our off-balance sheet arrangements.

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

Other-Than-Temporary Impairment Analysis. In addition to evaluating our private-label MBS and ABS under a base case (or best estimate) scenario, we also performed a cash-flow analysis for each of these securities under a more adverse housing price scenario. Under this scenario, current-to-trough home price declines were projected to range from 5% to 11% over the 3- to 9-month period beginning April 1, 2012. For most of the housing markets, the declines were projected to occur over the 3-month period beginning April 1, 2012. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market.

The following table presents projected home price recovery by months at June 30, 2012 under the more adverse scenario.

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

	Three Months Ended June 30, 2012
	As Reported			Using Adverse Housing Price Scenario
	Number of		Impairment	Number of		Impairment
	Securities		Related to	Securities		Related to
Classification	Impaired	UPB	Credit Loss	Impaired	UPB	Credit Loss
Prime	2	$75	$—	6	$254	$(6)
Alt-A	—	—	—	1	35	(1)
Total	2	$75	$—	7	$289	$(7)

The adverse scenario and associated results do not represent our current expectations, and therefore should not be construed as a prediction of our future results, market conditions or the performance of these securities. Rather, the results from this hypothetical adverse scenario provide a measure of the credit losses that we might incur if home price declines (and subsequent recoveries) are more adverse than those projected in our OTTI evaluation.

Additional information regarding OTTI of our private-label MBS and ABS is provided in Risk Management - Credit Risk Management - Investments herein.

Provision for Credit Losses.

Advances. At June 30, 2012, based on the collateral held as security for Advances, management's credit analyses and our prior repayment history, no allowance for losses on Advances is deemed necessary.

Mortgage Loans Acquired under MPP. We have developed a systematic approach for reviewing the adequacy of the allowance for loan losses. Using this methodology, we perform a review designed to identify probable impairment as well as compute a reasonable estimate of loss, if any. We consider all conventional loans, which are individually evaluated for impairment at the loan level or collectively evaluated for impairment within each pool. We evaluate the pools based on current and historical information and events and determine the necessary allowance for loans deemed to have a probable impairment after taking into consideration the estimated liquidation value of the real estate collateral held and the amount of the other credit enhancements, including the PMI, LRA and SMI.

Our allowance for loan losses is based on our best estimate of probable losses over the loss emergence period. After conducting a study and updating our analysis in the second quarter of 2012, we have increased the loss emergence period from 12 months to 24 months, which, after consideration of the recoverable credit enhancements, resulted in an immaterial increase in the allowance. We conducted the study this quarter based on the recent market conditions that have lengthened the timeline for foreclosures to be processed.

Our allowance for loan losses incorporates our analysis of delinquent conventional MPP loans, using the weighted-average collateral recovery rate for the previous 12 months of approximately 51.1% of the original appraised value, further reduced by estimated liquidation costs.

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

Our allowance for loan losses also includes specifically identified expected claims by servicers as of June 30, 2012 for any losses on $17.5 million of principal that was previously paid in full by the servicers. We individually evaluate the properties included in this balance and obtain United States Department of Housing and Urban Development statements, sales listings or other evidence of current expected liquidation amounts. If a specific amount is not available, we use the weighted-average collateral recovery rate for delinquent loans to determine our exposure.

Our analysis also incorporates the use of a recognized third-party credit and prepayment model to estimate potential ranges of credit loss exposure for the current loans in the MPP. The loss projection is based upon distinct underlying loan characteristics, including loan vintage (year of origination), geographic location, credit support features and other factors, and a projected migration of loans through the various stages of delinquency.

The third-party credit and prepayment model also currently serves as a secondary review of the systematic approach performed for the delinquent portfolio and loans paid in full by the servicers. The projected losses from the model are within our estimate of loan losses at June 30, 2012.

As a result of our analysis, we increased our estimated losses on our conventional mortgage loans, before any credit enhancements, to $63.4 million at June 30, 2012, compared to $49.3 million at December 31, 2011.

However, our allowance for loan losses considers the credit enhancements associated with conventional mortgage loans under the MPP. The credit enhancements are applied to the estimated losses in the following order: any remaining borrower's equity, any applicable PMI up to coverage limits, any available funds remaining in the LRA, and any SMI coverage up to the policy limits. Any remaining loss would be borne by the Bank and included in our allowance for loan losses. After consideration of the recoverable credit enhancements associated with conventional mortgage loans under the MPP, we estimate that, of the $63.4 million in estimated losses, we will recover $7.0 million from PMI, $12.7 million from LRA, and $38.7 million from SMI, resulting in our allowance for loan losses of $5.0 million at June 30, 2012.

As part of the estimate of the recoverable credit enhancements, we evaluate the recovery and collectability related to mortgage insurance policies for conventional mortgage loans under the MPP. Given the current economic conditions in the residential real estate market and the impact on the mortgage insurance industry, we reduced our estimates of recovery associated with the expected amount of our claims for several providers of these policies in determining our allowance for loan losses at June 30, 2012.

We have also performed our loan loss analysis under an adverse scenario whereby we lowered the weighted-average collateral recovery rate to 45% for delinquent conventional loans and individually evaluated loans which, all else being equal, would have increased our allowance by approximately $6.2 million at June 30, 2012. We consider a weighted-average collateral recovery rate of 45% to be the lowest rate that is reasonably possible to occur over the loss emergence period, which we have estimated to be 24 months. We continue to monitor the appropriateness of this adverse scenario based on the actual collateral recovery rate. The actual collateral recovery rate has increased in the most recent 3- and 6-month periods; however, we continue to use the more conservative 12 month rate. Annually, we also consider other adverse scenarios that include loans in earlier stages of delinquency (90 days), higher counterparty losses on claims to our SMI providers, and higher costs to liquidate collateral.

We evaluated the adverse scenario and determined that the likelihood of incurring losses resulting from this scenario during the next 24 months was not probable. Therefore, the allowance for loan losses is based upon our best estimate of the probable losses over the next 24 months that would not be recovered from the credit enhancements.

Recent Accounting and Regulatory Developments

Accounting Developments. See Notes to Financial Statements - Note 2 - Recently Adopted and Issued Accounting Guidance for a description of how recent accounting developments may impact our results of operations or financial condition.

Legislative and Regulatory Developments. The legislative and regulatory environment in which we operate continues to undergo rapid change driven principally by reforms under HERA and the Dodd-Frank Act. We expect HERA and the Dodd-Frank Act as well as plans for housing finance and GSE reform to result in still further changes to this environment. Our business operations, funding costs, rights, obligations, and/or the environment in which we carry out our housing and economic development finance mission are likely to continue to be significantly impacted by these changes. Significant regulatory actions and developments for the period covered by this report are summarized below.

Developments under the Dodd-Frank Act Impacting Derivatives Transactions.

Definitions of Certain Terms under New Derivatives Requirements. The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as "swap dealers" or "major swap participants," as the case may be, with the CFTC and/or the SEC. Based on the definitions in the final rules jointly issued by the CFTC and SEC in April 2012, we will not be required to register as either a major swap participant or as a swap dealer because of the derivative transactions that we enter into for the purposes of hedging and managing our interest rate risk or the derivatives transactions that we may (but do not currently) intermediate for our member institutions.

Based on the final rules and accompanying interpretive guidance jointly issued by the CFTC and SEC in July 2012, call and put optionality in certain Advances to our member institutions will not be treated as "swaps" as long as the optionality relates solely to the interest rate on the Advance and does not result in enhanced or inverse performance or other risks unrelated to the interest rate. Accordingly, our ability to offer these Advances to our members should not be affected by the new derivatives regulation.

Mandatory Clearing of Derivatives Transactions. The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those we utilize to hedge our interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. As further discussed in our 2011 Form 10-K, cleared swaps will be subject to new requirements, including mandatory reporting, recordkeeping and documentation requirements established by applicable regulators and initial and variation margin requirements established by the clearinghouse and its clearing members.

The CFTC recently finalized an end-user clearing exception that would not apply to the derivatives transactions that we enter into to hedge and manage our interest rate risk, but that would apply to any derivatives transactions that we may (but do not currently) intermediate for our member institutions with $10 billion or less in assets, as long as the member uses the swaps to hedge or mitigate its commercial risk and the Bank or member comply with the rule's additional reporting requirements. As a result of this exception, any such intermediated swaps would not be subject to mandatory clearing, although such swaps would be subject to applicable requirements for uncleared swaps, including requirements that are expected to be issued under the Dodd-Frank Act.

Uncleared Derivatives Transactions. The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While we expect to continue to enter into uncleared trades on a bilateral basis, such trades will be subject to new requirements, including mandatory reporting, recordkeeping, documentation, and minimum margin and capital requirements established by applicable regulators, as discussed in our 2011 Form 10-K. At this time, we do not expect to have to comply with such requirements until the beginning of 2013, at the earliest.
The CFTC, the SEC, the Finance Agency and other bank regulators are expected to continue to issue final rulemakings implementing the foregoing requirements between now and the end of 2012.

Effectiveness of Key Rules for Derivatives Transactions. Many of the provisions of the Dodd-Frank Act relating to derivatives that are expected to have the most effect on our derivatives transactions will take effect on a date determined by the CFTC, which must be no less than 60 days after the CFTC publishes final regulations implementing such provisions. Compliance dates for certain of these rulemakings that have been finalized and published by the CFTC, including new recordkeeping and reporting requirements, are based on the effectiveness of the final rules further defining the term "swap," jointly issued by the CFTC and SEC. Such final rules were issued in July 2012 but have not been published in the Federal Register and will not become effective until at least 60 days after they are published in the Federal Register. The implementation timeframe for mandatory clearing of eligible interest rate swaps is based on the effectiveness of the CFTC's mandatory clearing determinations, which were released in proposed form on July 24, 2012 for interest rate swaps that are currently clearable. The CFTC will finalize these determinations in the beginning of November 2012, and we will have to begin clearing eligible interest rate swaps within 180 days after publication of the final determinations, which we estimate will be sometime during the second quarter of 2013.

We, together with the other FHLBanks, will continue to monitor these rulemakings and the overall regulatory process to implement the derivatives reform under the Dodd-Frank Act. We will also continue to work with the other FHLBanks to implement the processes and documentation necessary to comply with the Dodd-Frank Act's new requirements for derivatives.

Developments Impacting Systemically Important Nonbank Financial Companies.

Final Rule and Guidance on the Supervision and Regulation of Certain Nonbank Financial Companies. On April 11, 2012, the Financial Stability Oversight Council ("Oversight Council") issued a final rule and guidance on the standards and procedures the Oversight Council will follow in determining whether to designate a nonbank financial company for supervision by the Federal Reserve Board ("Federal Reserve") and to be subject to certain heightened prudential standards. The rule became effective May 11, 2012. If the Oversight Council designates us as a nonbank financial company subject to the supervision by the Federal Reserve, we would be subject to a separate prudential standards rule that has been proposed by the Federal Reserve, but is not yet final. The guidance issued with this final rule provides that the Oversight Council expects generally to follow a process in making its determinations consisting of:

•
a first stage that will identify those nonbank financial companies that have $50 billion or more of total consolidated assets (as of June 30, 2012, we had $40.2 billion in total assets) and exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress, including whether a company has $20 billion or more in total debt outstanding (as of June 30, 2012, we had $36.3 billion in total outstanding Consolidated Obligations, our principal form of outstanding debt);

•
a second stage involving a robust analysis of the potential threat that the subject nonbank financial company could pose to United States financial stability based on additional quantitative and qualitative factors that are both industry and company specific; and

•	a third stage analyzing the subject nonbank financial company using information collected directly from it.

The final rule provides that, in making its determinations, the Oversight Council will consider as one factor whether the nonbank financial company is subject to oversight by a primary financial regulatory agency (for us, the Finance Agency). A nonbank financial company that the Oversight Council proposes to designate for additional supervision and prudential standards under this rule has the opportunity to contest the designation. If we are designated by the Oversight Council for supervision by the Federal Reserve and to be subject to the additional prudential standards, then our operations and business could be adversely impacted by resulting additional costs, less management control and restrictions on our business activities.

Significant Finance Agency Regulatory Developments.

Final Rule on Prudential Management and Operations Standards. On June 8, 2012, the Finance Agency issued a final rule, as required by HERA, regarding prudential standards for the operation and management of the FHLBanks, including, among others, prudential standards for internal controls and information systems, internal audit systems, market and interest rate risks, liquidity, asset growth, investments, credit and counterparty risk management, and records maintenance. The rule requires an FHLBank that fails to meet a standard to file a corrective action plan with the Finance Agency within 30 calendar days of being notified by the Finance Agency of the need to file a corrective plan, unless the Finance Agency notifies the FHLBank that the plan must be filed within a different time period. If an acceptable corrective action plan is not submitted by the deadline or the terms of such a plan are not complied with, the Director of the Finance Agency can impose sanctions, such as limits on asset growth, increases in the level of retained earnings, and prohibitions on dividends or the redemption or repurchase of capital stock. If our non-advance assets were to grow by more than 30% over the six calendar quarters preceding a Finance Agency determination that we have failed to meet a standard, the Finance Agency must impose one or more of these sanctions. The final rule became effective August 7, 2012. We are in the process of reviewing our policies, procedures and controls relating to the standards. Conforming to the standards could adversely affect our operations and business as a result of additional costs, less management discretion and restrictions on our business activities.

Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and other Assets and Listing Assets for Special Mention. On April 9, 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention ("AB-2012-02"). The guidance establishes a standard and uniform methodology for classifying certain assets other than investment securities, and prescribes the timing of asset charge-offs based on these classifications. We are in the process of implementing this guidance and, along with the other FHLBanks, are in discussions with the Finance Agency to resolve various accounting and operational issues raised by AB-2012-02. We are evaluating its effect on our financial condition, results of operations and cash flows, but we do not expect it to be material.

Other Significant Developments.

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

On June 7, 2012, the Federal Reserve, the Office of the Comptroller of the Currency and the FDIC ("Agencies") concurrently published three joint notices of proposed rulemaking ("NPRs") seeking comments on comprehensive revisions to the Agencies' capital framework to incorporate the Basel Committee's new capital framework.

These revisions would, among other things:

•	implement the Basel Committee's capital standards related to minimum requirements, regulatory capital, and additional capital buffers;

•	revise the methodologies for calculating risk-weighted assets in the general risk-based capital rules; and

•	revise the approach by which large banks determine their capital adequacy.

The NPRs do not incorporate the reforms related to liquidity risk management published in Basel III, which the Agencies are expected to propose in a separate rulemaking.

If the new NPRs are adopted as proposed, and depending on the liquidity framework expected to be proposed by the Agencies, some of our members could need to divest assets in order to comply with the more stringent capital and liquidity requirements, thereby tending to decrease their need for Advances. The requirements may also adversely impact investor demand for Consolidated Obligations to the extent that affected institutions divest or limit their investments in Consolidated Obligations. On the other hand, any new liquidity requirements could motivate our members to obtain term Advances from us to create and maintain balance sheet liquidity.

National Credit Union Administration Proposed Rule Regarding Emergency Liquidity. On July 30, 2012, the National Credit Union Administration ("NCUA") published in the Federal Register a Notice of Proposed Rulemaking with Request for Comment ("NPRM") regarding access to emergency liquidity for federally insured credit unions ("FICUs"). The proposed rule would require FICUs with assets of $100 million or more to have access to a backup federal liquidity source for emergency situations. In addition, the proposed rule would require FICUs with assets of $10 million or more to have a contingency funding plan that addresses liquidity shortfalls in emergency situations, and would require FICUs with less than $10 million in assets to maintain a policy that identifies contingent liquidity sources that can be employed under adverse circumstances. The proposed rule would not recognize an FICU's membership in an FHLBank (and, thereby, access to FHLBank Advances) as an "emergency liquidity option," although the NPRM preamble does recognize that FHLBanks do provide valuable services, including liquidity, to FICUs of all sizes. If the proposed rule is adopted as written, the rule could reduce FICUs' demand for FHLBank Advances. Comments on the NPRM are due by September 28, 2012.
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

Due to the increasing complexity of the Bank's business and operating environments, our Board approved a restructuring of the Bank's management committees, as recommended by senior management. We expect this restructuring to improve the efficiency, effectiveness and accountability of those committees.

The former committee structure included: Financial Policy Committee; Market Risk Committee; and Credit Committee (Member and Non-Member). The new committee structure will be as follows: Executive Management Committee; Member Services Committee; Capital Markets Committee; and Risk Committee.

•	Executive Management Committee

◦	Focuses on our strategic direction

◦	Facilitates planning, coordination and communication among the Bank's operating divisions and the other committees

◦	Focuses on leadership, teamwork and Bank resources to best serve organizational priorities

◦	Generally oversees the other committees' activities

•	Member Services Committee

◦	Focuses on member business activities and our product offerings

•	Capital Markets Committee

◦	Focuses on risk-taking business activities in relation to how certain market conditions affect the Bank's business decisions

•	Risk Committee

◦	Responsible for risk measurement, monitoring, and evaluation

Each of the committees overseen by the Executive Management Committee in the new framework is responsible for overseeing our business activities in accordance with specified Bank policies, in addition to ongoing consideration of pertinent issues. This structure should better differentiate committee responsibilities.

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

Our credit risk is magnified due to the concentration of Advances in a few borrowers. As of June 30, 2012, our top two borrowers held 30% of total Advances outstanding, at par. Because of this concentration in Advances, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we analyze the implications to our financial management and profitability if we were to lose the business of one or more of these borrowers.

Investments. We are also exposed to credit risk through our investment portfolios. The risk management policy approved by our board of directors restricts the acquisition of investments to high-quality, short-term money market instruments and highly-rated long-term securities.

Short-Term Investments. Our short-term investment portfolio includes Federal Funds Sold, which are unsecured loans on reserve balances at the Federal Reserve Banks between financial institutions that are made on an overnight and term basis. We place these funds with large, high-quality financial institutions with investment-grade long-term credit ratings on an unsecured basis for terms of up to 275 days; most such placements typically mature within 90 days. At June 30, 2012, our unsecured credit exposure, including accrued interest related to short-term money-market instruments, was $2.2 billion to 5 counterparties and issuers, all of which was for Federal Funds Sold that mature overnight. At December 31, 2011, our unsecured credit exposure, including accrued interest related to short-term money-market instruments, was $3.4 billion to 9 counterparties and issuers, of which $3.2 billion was for Federal Funds Sold that mature overnight.
We actively monitor counterparty creditworthiness, ratings, performance, and capital adequacy in an effort to mitigate unsecured credit risk on the short-term investments, with an emphasis on the potential impacts of global economic conditions. As a result, we may limit or suspend existing exposures.

The following table presents the unsecured investment credit exposures by the domicile of the counterparty's parent for United States branches and agency offices of foreign commercial banks based on the lowest of the NRSRO ratings. The table does not reflect the foreign sovereign government's credit rating. Unsecured transactions can be conducted only with counterparties that are domiciled in countries that maintain a long-term sovereign rating from S&P of AA or higher ($ amounts in millions):

June 30, 2012	AA	A	Total
Domestic	$517	$—	$517
Canada	690	—	690
Sweden	690	—	690
Australia	100	—	100
Norway	—	240	240
Total unsecured credit exposure	$1,997	$240	$2,237

As of June 30, 2012, our unsecured investment credit exposure to United States branches and agency offices of foreign commercial banks was limited to Federal Funds Sold. As of June 30, 2012, 77% of our total unsecured investment credit exposure in Federal Funds Sold was to United States branches and agency offices of foreign commercial banks. None of our Federal Funds Sold were with our members at June 30, 2012.

Finance Agency regulations include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. This limit is based on a percentage of eligible regulatory capital and the counterparty's overall credit rating. Under these regulations, the level of eligible regulatory capital is determined as the lesser of our total regulatory capital or the eligible amount of regulatory capital of the counterparty. The eligible amount of regulatory capital is then multiplied by a stated percentage. The percentage that we may offer for term extensions of unsecured credit ranges from 1% to 15% based on the counterparty's credit rating. The calculation of term extensions of unsecured credit includes on-balance sheet transactions, off-balance sheet commitments and derivative transactions. See Risk Management - Derivatives for more information.

The Finance Agency regulation also permits us to extend additional unsecured credit for overnight extensions of credit and for sales of Federal funds subject to continuing contracts that renew automatically up to a total unsecured exposure to a counterparty of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty's credit rating. As of June 30, 2012, we were in compliance with the regulatory limits established for unsecured credit.

We are prohibited by Finance Agency regulation from investing in financial instruments issued by non-United States entities other than those issued by United States branches and agency offices of foreign commercial banks. Our unsecured credit exposures to United States branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and United States subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. We are in compliance with the regulation and did not own any financial instruments issued by foreign sovereign governments, including those countries that are members of the European Union, as of and for the period ended June 30, 2012.

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

A Finance Agency regulation provides that the total value of our investments in MBS and ABS, calculated using amortized historical cost, must not exceed 300% of our total regulatory capital, consisting of Retained Earnings, Class B Capital Stock, and MRCS, as of the day we purchase the securities, based on the capital amount most recently reported to the Finance Agency. These investments, as a percentage of total regulatory capital, were 294% at June 30, 2012. Generally, our goal is to maintain these investments near the 300% limit.

Applicable rating levels are determined using the lowest relevant long-term rating from S&P, Moody's and Fitch. Rating modifiers are ignored when determining the applicable rating level for a given counterparty or investment.

The following table presents the carrying value by credit ratings of our investments, grouped by investment category ($ amounts in millions):

					Below
					Investment
June 30, 2012	AAA	AA	A	BBB	Grade	Total
Short-term investments:
Interest-Bearing Deposits	$—	$—	$—	$—	$—	$—
Securities Purchased Under Agreements to Resell	—	1,700	—	—	—	1,700
Federal Funds Sold	—	1,997	240	—	—	2,237
Total short-term investments	—	3,697	240	—	—	3,937
AFS securities:
GSE debentures	—	2,914	—	—	—	2,914
TLGP debentures	—	320	—	—	—	320
Private-label MBS	—	—	—	—	603	603
Total AFS securities	—	3,234	—	—	603	3,837
HTM securities:
GSE debentures	—	269	—	—	—	269
TLGP debentures	—	219	—	—	—	219
Other U.S. obligations - guaranteed RMBS	—	2,893	—	—	—	2,893
GSE RMBS	—	3,763	—	—	—	3,763
Private-label MBS	115	29	—	65	94	303
Private-label ABS	—	16	—	—	2	18
Total HTM securities	115	7,189	—	65	96	7,465
Total investments, carrying value	$115	$14,120	$240	$65	$699	$15,239

Percentage of total	1%	93%	2%	—%	4%	100%

December 31, 2011
Short-term investments:
Interest-Bearing Deposits	$—	$—	$—	$—	$—	$—
Securities Purchased Under Agreements to Resell	—	—	—	—	—	—
Federal Funds Sold	—	2,095	1,327	—	—	3,422
Total short-term investments	—	2,095	1,327	—	—	3,422
AFS securities:
GSE debentures	—	2,026	—	—	—	2,026
TLGP debentures	—	322	—	—	—	322
Private-label MBS	—	—	—	—	601	601
Total AFS securities	—	2,348	—	—	601	2,949
HTM securities:
GSE debentures	—	269	—	—	—	269
TLGP debentures	—	1,883	—	—	—	1,883
Other U.S. obligations - guaranteed RMBS	—	2,747	—	—	—	2,747
GSE RMBS	—	3,512	—	—	—	3,512
Private-label MBS	187	13	9	76	117	402
Private-label ABS	—	17	—	—	2	19
Total HTM securities	187	8,441	9	76	119	8,832
Total investments, carrying value	$187	$12,884	$1,336	$76	$720	$15,203

Percentage of total	1%	85%	9%	—%	5%	100%

From July 1, 2012 to July 31, 2012, one private-label RMBS was downgraded from C to D. At June 30, 2012, the carrying value of this security was $33.8 million and the estimated fair value was $49.1 million. One security previously rated BB from S&P had its rating withdrawn in July 2012. At June 30, 2012, the carrying value and estimated fair value of this security was less than $1.0 million. There were no other downgrades of MBS and ABS or unsecured counterparties from July 1, 2012 to July 31, 2012.

There was one private-label ABS on negative watch as of July 31, 2012 with a carrying value and an estimated fair value of $1.0 million at June 30, 2012. No other unsecured counterparties were placed on negative watch.

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

Our private-label MBS and ABS are backed by collateral located in the United States. The top five states, by percentage of collateral located in those states as of June 30, 2012, were California (58%), New York (6%), Florida (5%), Virginia (3%), and New Jersey (2%).

The tables below present for our prime, Alt-A and subprime securities the UPB by credit ratings, based on the lowest of Moody's, S&P, or comparable Fitch ratings, as well as amortized cost, estimated fair value, OTTI losses, and other collateral information by year of securitization as of June 30, 2012 ($ amounts in millions):

	Year of Securitization
	2004
	and
Prime	prior	2005	2006	2007	Total
Private-label RMBS:
AAA	$115	$—	$—	$—	$115
AA	22	—	—	—	22
A	—	—	—	—	—
BBB	39	16	—	—	55
Below investment grade:
BB	34	17	—	—	51
B	—	33	—	—	33
CCC	—	198	—	—	198
CC	—	200	—	49	249
C	—	—	92	110	202
D	—	38	18	57	113
Total below investment grade	34	486	110	216	846
Total UPB	$210	$502	$110	$216	$1,038

Amortized cost	$210	$458	$101	$159	$928
Unrealized losses (1)	(5)	(56)	(8)	(9)	(78)
Estimated fair value	206	402	93	151	852

OTTI (year-to-date) (2):
Total OTTI losses	$—	$—	$—	$—	$—
Portion reclassified to (from) OCI	—	—	(1)	(2)	(3)
OTTI credit losses	$—	$—	$(1)	$(2)	$(3)

Weighted average percentage of estimated fair value to UPB	98%	80%	85%	70%	82%
Original weighted average credit support	3%	8%	6%	10%	7%
Current weighted average credit support	12%	6%	2%	2%	6%
Weighted average collateral delinquency (3)	7%	13%	17%	21%	14%

(1)	Unrealized losses represent the difference between estimated fair value and amortized cost where estimated fair value is less than amortized cost. These amounts exclude unrealized gains.

(2)	Amounts include OTTI losses for securities held at June 30, 2012 only.

(3)
Includes delinquencies of 60 days or more, foreclosures, real estate owned and bankruptcies, weighted by the UPB of the individual securities in the category based on their respective collateral delinquency.

	Year of Securitization
	2004
	and
Alt-A	prior	2005	2006	2007	Total
Private-label RMBS:
AAA	$—	$—	$—	$—	$—
AA	7	—	—	—	7
A	—	—	—	—	—
BBB	10	—	—	—	10
Below investment grade:
BB	8	—	—	—	8
B	3	—	—	—	3
CCC	—	—	—	—	—
CC	—	4	—	—	4
C	—	—	—	—	—
D	—	34	—	—	34
Total below investment grade:	11	38	—	—	49
Total UPB	$28	$38	$—	$—	$66

Amortized cost	$28	$30	$—	$—	$58
Unrealized losses (1)	(1)	(9)	—	—	(10)
Estimated fair value	27	22	—	—	49

OTTI (year-to-date) (2):
Total OTTI losses	$—	$—	$—	$—	$—
Portion reclassified to (from) OCI	—	—	—	—	—
OTTI credit losses	$—	$—	$—	$—	$—

Weighted average percentage of estimated fair value to UPB	95%	57%	—%	—%	73%
Original weighted average credit support	3%	7%	—%	—%	5%
Current weighted average credit support	11%	—%	—%	—%	5%
Weighted average collateral delinquency (3)	7%	18%	—%	—%	13%

(1)	Unrealized losses represent the difference between estimated fair value and amortized cost where estimated fair value is less than amortized cost. These amounts exclude unrealized gains.

(2)	Amounts include OTTI losses for securities held at June 30, 2012 only.

(3)
Includes delinquencies of 60 days or more, foreclosures, real estate owned and bankruptcies, weighted by the UPB of the individual securities in the category based on their respective collateral delinquency.

	Year of Securitization
	2004
	and
Subprime	prior	2005	2006	2007	Total
Private-label ABS - home equity loans:
Below investment grade:
B	$3	$—	$—	$—	$3
Total UPB	$3	$—	$—	$—	$3

Amortized cost	$3	$—	$—	$—	$3
Unrealized losses (1)	(1)	—	—	—	(1)
Estimated fair value	2	—	—	—	2

OTTI (year-to-date) (2):
Total OTTI losses	$—	$—	$—	$—	$—
Portion reclassified to (from) OCI	—	—	—	—	—
OTTI credit losses	$—	$—	$—	$—	$—

Weighted average percentage of estimated fair value to UPB	68%	—%	—%	—%	68%
Original weighted average credit support (3)	100%	—%	—%	—%	100%
Current weighted average credit support (3)	100%	—%	—%	—%	100%
Weighted average collateral delinquency (4)	31%	—%	—%	—%	31%

Private-label ABS - manufactured housing loans:
AA	$16	$—	$—	$—	$16
Total UPB	$16	$—	$—	$—	$16

Amortized cost	$16	$—	$—	$—	$16
Unrealized losses (1)	(4)	—	—	—	(4)
Estimated fair value	12	—	—	—	12

OTTI (year-to-date) (2):
Total OTTI losses	$—	$—	$—	$—	$—
Portion reclassified to (from) OCI	—	—	—	—	—
OTTI credit losses	$—	$—	$—	$—	$—

Weighted average percentage of estimated fair value to UPB	77%	—%	—%	—%	77%
Original weighted average credit support	28%	—%	—%	—%	28%
Current weighted average credit support	30%	—%	—%	—%	30%
Weighted average collateral delinquency (4)	3%	—%	—%	—%	3%

(1)	Unrealized losses represent the difference between estimated fair value and amortized cost where estimated fair value is less than amortized cost. These amounts exclude unrealized gains.

(2)	Amounts include OTTI losses for securities held at June 30, 2012 only.

(3)	The credit support for the home equity loans is provided by MBIA Insurance Corporation.

(4)
Includes delinquencies of 60 days or more, foreclosures, real estate owned and bankruptcies, weighted by the UPB of the individual securities in the category based on their respective collateral delinquency.

The following table presents the UPB of our private-label MBS and ABS by loan type ($ amounts in millions):

	June 30, 2012			December 31, 2011
	Fixed	Variable		Fixed	Variable
By Loan Type (1)	Rate	Rate (2)(3)	Total	Rate	Rate (2)(3)	Total
RMBS:
Prime loans	$297	$741	$1,038	$405	$757	$1,162
Alt-A loans	66	—	66	78	—	78
Total RMBS	363	741	1,104	483	757	1,240
ABS - home equity loans:
Subprime loans	—	3	3	—	3	3
Total ABS - home equity loans	—	3	3	—	3	3
ABS - manufactured housing loans:
Subprime loans	16	—	16	17	—	17
Total ABS - manufactured housing loans	16	—	16	17	—	17
Total private-label MBS and ABS, at UPB	$379	$744	$1,123	$500	$760	$1,260

(1)	We classify our private-label RMBS and ABS as prime, Alt-A and subprime based on the originator's classification at the time of origination or based on classification by an NRSRO upon issuance.

(2)	Variable-rate private-label MBS and ABS include those with a contractual coupon rate that, prior to contractual maturity, is either scheduled to change or is subject to change.

(3)	All variable-rate RMBS prime loans are hybrid adjustable-rate mortgage securities.

The table below presents, by collateral type, certain characteristics of private-label RMBS and ABS in a gross unrealized loss position at June 30, 2012. The lowest ratings available for each security are reported as of July 31, 2012, based on the security's UPB at June 30, 2012 ($ amounts in millions):

						July 31, 2012 Ratings Based on
	June 30, 2012					June 30, 2012 UPB (3) (4)
			Gross	Collateral			Other	Below
		Amortized	Unrealized	Delinquency			Investment	Investment
By Collateral Type (1)	UPB	Cost	Losses	Rate (2)	AAA (3)	AAA	Grade	Grade	Watchlist
Private-label RMBS backed by:
Prime - 1st lien	$921	$825	$(78)	14%	8%	8%	8%	84%	—%
Alt-A - 1st lien	66	58	(10)	13%	—%	—%	26%	74%	—%
Total private-label RMBS	987	883	(88)	14%	7%	7%	10%	83%	—%
Subprime ABS - manufactured housing loans backed by:
1st lien	16	16	(4)	3%	—%	—%	100%	—%	—%
Total subprime ABS - manufactured housing loans	16	16	(4)	3%	—%	—%	100%	—%	—%
Subprime ABS - home equity loans backed by: (5)
2nd lien	3	3	(1)	31%	—%	—%	—%	100%	38%
Total subprime ABS - home equity loans	3	3	(1)	31%	—%	—%	—%	100%	38%
Total private-label MBS and ABS	$1,006	$902	$(93)	14%	7%	7%	11%	82%	—%

(1)	We classify our private-label RMBS and ABS as prime, Alt-A and subprime based on the originator's classification at the time of origination or based on classification by an NRSRO upon issuance.

(2)
Includes delinquencies of 60 days or more, foreclosures, real estate owned and bankruptcies, weighted by the UPB of the individual securities in the category based on their respective collateral delinquency.

(3)	Represents the lowest ratings available for each security based on the lowest of Moody's, S&P or comparable Fitch ratings.

(4)	Excludes paydowns in full subsequent to June 30, 2012.

(5)
The credit support for the home equity loans is provided by MBIA Insurance Corporation. This insurance company had a credit rating of B as of July 31, 2012, based on the lower of Moody's and S&P ratings.

OTTI Evaluation Process. We evaluate our individual AFS and HTM securities that have been previously OTTI, or are in an unrealized loss position, for OTTI on a quarterly basis as described in Notes to Financial Statements - Note 7 - Other-Than-Temporary Impairment Analysis contained in our 2011 Form 10-K.

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

The following tables present the significant modeling assumptions used to determine whether a security was OTTI during the second quarter of 2012, as well as the related current credit enhancement as of June 30, 2012. See Notes to Financial Statements - Note 5 - Other-Than-Temporary Impairment Analysis for the assumptions used to determine the amount of credit loss for the securities that were determined to be OTTI during the second quarter. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. A credit enhancement percentage of zero reflects securities that have no remaining credit support and are likely to have experienced an actual principal loss. The calculated averages represent the dollar-weighted averages of all of the private-label RMBS and ABS in each category shown. MBS and ABS are classified as prime, Alt-A or subprime based on the model used to estimate the cash flows for the security, which may not be the same as the classification by the rating agency at the time of origination (UPB $ amounts in millions).

		Significant Modeling Assumptions for all Private-label RMBS						Current Credit
		Prepayment Rates		Default Rates		Loss Severities		Enhancement
		Weighted		Weighted		Weighted		Weighted
		Average	Range	Average	Range	Average	Range	Average	Range
Year of Securitization	UPB	%	%	%	%	%	%	%	%
Prime:
2007	$216	6.6	6.1 - 6.9	39.1	34.0 - 42.0	44.0	39.2 - 48.7	2.0	0.0 - 7.2
2006	95	9.6	8.2 - 12.0	29.3	18.7 - 35.2	39.4	35.7 - 41.7	1.8	0.0 - 2.8
2005	502	9.7	8.4 - 23.0	23.5	2.4 - 26.8	37.7	19.9 - 44.5	6.1	0.0 - 11.8
2004 and prior	210	21.3	4.2 - 39.0	8.0	0.0 - 15.6	28.5	0.0 - 39.4	12.4	3.3 - 59.7
Total Prime	1,023	11.4	4.2 - 39.0	24.2	0.0 - 42.0	37.3	0.0 - 48.7	6.1	0.0 - 59.7
Alt-A:
2006	15	10.2	10.2 - 10.2	31.7	31.7 - 31.7	47.8	47.8 - 47.8	2.5	2.5 - 2.5
2005	38	8.5	8.4 - 9.9	35.8	26.0 - 36.8	42.0	34.5 - 42.8	0.0	0.0 - 0.4
2004 and prior	28	16.1	11.4 - 17.7	7.8	1.4 - 14.6	27.4	19.9 - 41.6	11.4	4.8 - 15.2
Total Alt-A	81	11.5	8.4 - 17.7	25.3	1.4 - 36.8	38.0	19.9 - 47.8	4.4	0.0 - 15.2
Total private-label RMBS	$1,104	11.4	4.2 - 39.0	24.3	0.0 - 42.0	37.3	0.0 - 48.7	6.0	0.0 - 59.7

		Significant Modeling Assumptions for all ABS - Home Equity Loans						Current Credit
		Prepayment Rates		Default Rates		Loss Severities		Enhancement
		Weighted		Weighted		Weighted		Weighted
		Average	Range	Average	Range	Average	Range	Average	Range
Year of Securitization	UPB	%	%	%	%	%	%	%	%
Subprime 2004 and prior (1)	$3	5.9	5.7 - 6.0	25.3	22.3 - 27.2	48.8	37.8 - 55.5	100	100 - 100
Total ABS - home equity loans	$3	5.9	5.7 - 6.0	25.3	22.3 - 27.2	48.8	37.8 - 55.5	100	100 - 100

(1)	These securities are insured by monoline bond insurers.

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

MPP. We are exposed to credit risk on loans purchased from members through the MPP. Each loan we purchase must meet guidelines for our MPP or be specifically approved as an exception based on compensating factors. For example, the maximum loan-to-value ratio for any conventional mortgage loan purchased is 95%, and the borrowers must meet certain minimum credit scores depending upon the type of property or loan.

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

We evaluate the recovery and collectability related to primary and supplemental mortgage insurance policies for mortgage loans that we hold. We also evaluate the collectability of outstanding receivables from our PMI/SMI providers related to outstanding and unpaid claims. A number of our mortgage insurers have exceeded risk-to-capital ratios required by their state insurance regulators. In some cases, such states have issued waivers to allow the companies to continue writing new business in their states. Most waivers are temporary in duration or contain other conditions that the companies may be unable to continue to meet due to their weakened condition or other factors. Given the current economic conditions in the residential real estate market and the impact on the mortgage insurance industry, along with the below-investment grade credit ratings and negative outlooks of most of our mortgage insurers, full recovery associated with the expected amount of our claims for several providers of these policies is uncertain. Therefore, we have included a provision for loss on the amounts recoverable from the PMI and SMI providers. We continue to closely monitor their financial conditions.

Primary Mortgage Insurance. As of June 30, 2012, we were the beneficiary of PMI coverage on $619.6 million or 13% of conventional mortgage loans. For a conventional loan, PMI, if applicable, covers losses or exposure down to approximately a loan-to-value ratio between 65% and 80% based upon the original appraisal, original loan-to-value ratio, term, and amount of PMI coverage.

The following table presents the PMI providers and related PMI coverage amount on seriously delinquent loans held in our portfolio as of June 30, 2012, and the mortgage insurance company credit ratings as of July 31, 2012 ($ amounts in millions):

			Seriously Delinquent Loans (2)
		Credit
	Credit	Rating		PMI Coverage
Mortgage Insurance Company	Rating (1)	Outlook (1)	UPB	Outstanding
Mortgage Guaranty Insurance Corporation	B	Negative	$7	$2
Republic Mortgage Insurance Company (3)	R	N/A	5	1
Radian Guaranty, Inc.	B	Negative	5	1
Genworth Mortgage Insurance Corporation Corporation	B	Negative	4	1
United Guaranty Residential Insurance Corporation	BBB	Stable	2	1
All Others (4)	R, NR	N/A	2	1
Total			$25	$7

(1)
Represents the lowest credit rating and outlook of S&P, Moody's and Fitch stated in terms of the S&P equivalent as of July 31, 2012. R signifies regulatory supervision, while NR indicates the insurer is unrated.

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

Lender Risk Account. We use either a "spread LRA" or a "fixed LRA" for credit enhancement. The spread LRA was used in combination with SMI for credit enhancement of conventional mortgage loans purchased under our original MPP, and the fixed LRA is being used for all acquisitions of new conventional mortgage loans purchased under MPP Advantage. The beginning and ending LRA balances for the six months ended June 30, 2012 include MPP and MPP Advantage. Substantially all of the additions are from MPP Advantage, and all of the claims paid and distributions are from the original MPP.
Supplemental Mortgage Insurance. For pools of loans acquired under our original MPP, we have credit protection from loss on each loan, where eligible, through SMI, which provides insurance to cover credit losses to approximately 50% of the property's original value, subject, in certain cases, to an aggregate stop-loss provision in the SMI policy. MCCs that equal or exceed $35 million of total initial principal to be sold on a best-effort basis include an aggregate loss/benefit limit or "stop-loss" that is equal to the total initial principal balance of loans under the MCC multiplied by the stop-loss percentage, as is then in effect, and represents the maximum aggregate amount payable by the SMI provider under the SMI policy for that pool. We do not have SMI coverage on loans purchased under MPP Advantage.

As of June 30, 2012, we were the beneficiary of SMI coverage on mortgage pools with a total UPB of $3.8 billion. Two mortgage insurance companies provide all of the SMI coverage. The following table presents the SMI exposure ($ amounts in millions):

Mortgage Insurance Company	June 30, 2012	December 31, 2011
Mortgage Guaranty Insurance Corporation	$37	$36
Genworth Mortgage Insurance Corporation	18	21
Total	$55	$57

Finance Agency credit-risk-sharing regulations that authorize the use of SMI require that the providers be rated at least AA- at the time the loans are purchased. With the deterioration in the mortgage markets, we have been unable to meet the Finance Agency regulation's rating requirement because no mortgage insurers that underwrite SMI are currently rated in the second highest rating category or better by any NRSRO.  In fact, none of the mortgage insurance companies currently providing SMI coverage to us were rated higher than BB as of July 31, 2012. On August 5, 2011, the Finance Agency extended a temporary waiver of this requirement until the subject regulation is amended. Under this extended waiver, we are required to continue evaluating the claims-paying ability of SMI providers, whether to hold additional retained earnings, and any other steps necessary to mitigate any attendant risk associated with using an SMI provider having a rating below the standard established by the AMA regulation. Additional information concerning the SMI provider ratings is provided in Recent Accounting and Regulatory Developments - Legislative and Regulatory Developments - Significant Finance Agency Regulatory Actions in our 2011 Form 10-K.

Loan Characteristics. The mortgage loans purchased through the MPP are currently dispersed across 50 states and the District of Columbia. No single zip code represented more than 1% of MPP loans outstanding at June 30, 2012 or December 31, 2011. As of June 30, 2012, 26% and 23% of our conventional MPP loans were concentrated in our district states of Indiana and Michigan, respectively. It is likely that the concentration of MPP loans in Indiana and Michigan will increase in the future, due to the loss of the three largest sellers in 2006 - 2007 that were our primary sources of nationwide mortgages. The median outstanding balance of our MPP loans was approximately $130 thousand and $132 thousand at June 30, 2012 and December 31, 2011, respectively.

Credit Performance. Troubled debt restructurings related to mortgage loans are considered to have occurred when a concession is granted to the debtor related to the debtor's financial difficulties that would not otherwise be considered for economic or legal reasons. We do not participate in government-sponsored loan modification programs.

Although we establish credit enhancements in each mortgage pool at the time of the pool's origination that are sufficient to absorb loan losses up to approximately 50% of the property's original value (subject, in certain cases, to an aggregate stop-loss provision in the SMI policy), the magnitude of the declines in home prices, rise in unemployment rates, and increase in delinquencies in some areas since 2006 have resulted in losses in some of the mortgage pools that have exhausted credit enhancements. Some of our mortgage pools have loans originated in states and localities (e.g., California, Arizona, Florida, and Nevada) that have had the most severe declines in home prices. We purchased most of these loan pools from institutions that are no longer members of our Bank and, thus, have stopped selling mortgage loans to us. When a mortgage pool's credit enhancements are exhausted, we realize any additional loan losses in that pool.

The serious delinquency rate for the FHA mortgages purchased under our MPP was 0.34% at June 30, 2012, compared to 0.61% at December 31, 2011. We rely on insurance provided by the FHA, which generally provides coverage for 100% of the principal balance of the underlying mortgage loan and defaulted interest at the debenture rate. However, we would receive defaulted interest at the contractual rate from the servicer.

The serious delinquency rate for conventional mortgages purchased under our MPP was 2.43% at June 30, 2012, compared to 2.49% at December 31, 2011. Both rates were below the national serious delinquency rate. See Notes to Financial Statements - Note 8 - Allowance for Credit Losses for more information.

MPF Program. We participated in the MPF program from its inception through 2002, when we discontinued active participation in favor of our MPP. In June of 2012, we entered into an MPF Participation Agreement with the FHLBank of Topeka. Under the MPF Participation Agreement, we can purchase participation interests in government-insured mortgages originated by certain of the FHLBank of Topeka's member institutions through their participation in the MPF program offered by the FHLBank of Chicago. We amended the MPF Participation Agreement in July of 2012 to enable us to acquire conventional MPF mortgages originated by certain of the FHLBank of Topeka's member institutions through their participation in the MPF program as well. We expect our purchases of MPF participation interests to supplement our MPP purchases and to partially reduce the concentration of mortgage loans in Indiana and Michigan. See Analysis of Financial Condition - Mortgage Loans Held for Portfolio - Reactivation of our Participation in the MPF Program for more information.

Mortgage Standards. PFIs are required to deliver mortgage loans that meet the eligibility requirements in the MPF Origination, Underwriting and Servicing Guides. The eligibility guidelines in the MPF Origination, Underwriting and Servicing Guides applicable to the conventional MPF loans are broadly summarized as follows:

•	Mortgage characteristics:

◦	must be qualifying 5- to 30-year conforming conventions, fixed rate, fully amortizing mortgage loans; and

◦	secured by first liens on owner-occupied 1- to 4-unit single-family residential properties and single-unit second homes.

•	Loan-to-value ratio and PMI:

◦	the maximum loan-to-value for conventional MPF loans is 95%; and

◦
conventional MPF loans with loan-to-value greater than 80% are insured by PMI from a mortgage guaranty insurance company that has successfully passed an internal credit review and is approved under the MPF Program.

•	Documentation and compliance:

◦	mortgage documents and transactions are required to comply with all applicable laws;

◦	mortgage loans are documented using standard Fannie Mae/Freddie Mac uniform instruments.

•	Government loans:

◦	have substantially the same parameters as conventional MPF loans except that their loan-to-value may not exceed the loan-to-value limits set by the applicable government agency; and

◦	they must meet all requirements to be insured or guaranteed by the applicable government agency.

•	Ineligible mortgage loans include:

◦	loans unable to be rated by S&P;

◦	loans not meeting eligibility requirements;

◦	loans classified as high cost, high rate, high risk; and

◦	Home Ownership and Equity Protection Act loans or loans in similar categories defined under predatory or abusive lending laws, or subprime, non-traditional, or higher-priced mortgage loans.

MPF PFIs. MPF FHLBanks permit their respective members and eligible housing associates to apply to become MPF PFIs. The FHLBank reviews the general eligibility of the member, its servicing qualifications and its ability to supply documents, data and reports required to be delivered by such PFIs under the MPF program. A Participating Financial Institution Agreement with the FHLBank provides the terms and conditions for the sale or funding of MPF loans, including required credit enhancement obligations, and establishes the terms and conditions for servicing MPF loans. All of the MPF PFI's credit enhancement obligations under this agreement are secured in the same manner as the other obligations of the PFI under its Advances agreement with its FHLBank. The participating MPF FHLBank has the right under its respective Advances agreement to request additional collateral to secure the PFI's MPF credit enhancement obligations. The participating MPF FHLBank is the lead bank under our MPF Participation Agreement. It has the capability under the individual bank pricing option to change the pricing offered to its MPF PFIs, but the change affects all delivery commitment terms and loan note rates in the same amount for all of its MPF PFIs.

Allocation of Risk. The MPF program is designed to allocate risks associated with MPF loans between the investors and the PFIs. PFIs have direct knowledge of their mortgage markets and have developed expertise in underwriting and servicing residential mortgage loans. By allowing PFIs to originate MPF loans, whether through retail or wholesale operations, and to retain or acquire servicing of MPF loans, the MPF program gives control of those functions that most impact credit quality to PFIs. The MPF FHLBank is responsible for managing the interest rate, prepayment and liquidity risks associated with owning MPF loans. We manage the interest rate, prepayment and liquidity risks associated with owning participation interests in MPF loans through our selection of MPF loan master commitments in which we purchase participation interests.

Under the Finance Agency's AMA regulation, the PFI "must bear the direct economic consequences" of certain losses with respect to a master commitment based upon the MPF product and other criteria. To comply with these regulations, MPF purchases and fundings - like purchases and fundings under MPP - are structured so that the credit risk associated with MPF loans is shared with PFIs. The master commitment defines the pool of MPF loans for which the credit enhancement obligation is set so the risk associated with investing in such a pool of MPF loans is equivalent to investing in a AA-rated asset.

We may acquire participation interests in different MPF products: Original MPF, MPF 125, and MPF Government. These MPF products are closed loan products in which we purchase loans acquired or closed by the PFI. Under all of the above MPF loan products, the PFI performs all traditional retail loan origination functions.

For conventional MPF loan products in which we buy participation interests (Original MPF and MPF 125), PFIs assume or retain a portion of the credit risk. Subsequent to any PMI, we and the MPF FHLBank share in the credit risk of the loans with the PFI. Along with the MPF FHLBank, in proportion to our respective participation interests in MPF loans, we assume the first layer of loss coverage as defined by the first loss account. If losses beyond the first loss account layer are incurred for a pool, the PFI assumes the loan losses up to the amount of the credit enhancement obligation as specified in a master commitment agreement for each pool of mortgage loans purchased from the PFI. The credit enhancement obligation provided by the PFI ensures it retains a credit stake in the loans it sells. PFIs are paid a credit enhancement fee for managing this credit risk. In some instances, all or a portion of the credit enhancement fee may be based on performance. Any losses in excess of the first loss account and the member's credit enhancement obligation for a pool of MPF loans are then shared between us and the MPF FHLBank in proportion to our participation interests in such MPF loans. PFIs' credit enhancement obligations must be fully collateralized with assets considered eligible under the selling MPF FHLBank's collateral policy. However, each MPF PFI's credit enhancement obligations are secured by the collateral that also secures the rest of the PFI's obligations to the lead MPF FHLBank generally, and are not collateralized for our specific benefit.

Credit risk arising from AMA activities under our participation in mortgage loans originated under the MPF program falls into three categories: (1) the risk of credit losses on the mortgage loans represented in our first loss account and last loss positions; (2) the risk that a PFI will not perform as promised with respect to its loss position provided through its credit enhancement obligations on mortgage pools; and (3) the risk that a third-party insurer (obligated under PMI arrangements) will fail to perform as expected. Should a PMI third-party insurer fail to perform, our credit risk exposure would increase because our first loss account is the next layer to absorb credit losses on mortgage loan pools.

Losses are allocated differently under the MPF program than under MPP or MPP Advantage. Under the MPF program, all loss allocations between the lead MPF FHLBank and us and the lead MPF FHLBank and the PFI are based upon formulas specific to pools of loans covered by a specific MPF product and master commitment. We invest in conventional MPF loans only through new master commitment pools to ensure that losses are correctly allocated among the lead MPF FHLBank, the PFI, and us.

The following table presents a comparison of the different characteristics for each of the MPF products as of June 30, 2012.

Product Name	Size of the FHLBank's First Loss Account	PFI Credit Enhancement Description	Credit Enhancement Fee Paid to PFI	Credit Enhancement Fee Offset (1)	Servicing Fee to PFI
Original MPF	4 basis points per year against unpaid balance, accrued monthly	After the first loss account, to bring to the equivalent of "AA"	10 basis points per year, paid monthly, guaranteed	No	25 basis points per year, paid monthly
MPF 125	100 basis points fixed based on gross fundings at closing	After the first loss account, to bring to the equivalent of "AA"	7 to 10 basis points per year, paid monthly, performance based	Yes, to the extent recoverable in future years	25 basis points per year, paid monthly
Original MPF for Government Loans	n/a	n/a (unreimbursed servicing expenses only)	n/a (2)	n/a	44 basis points per year, paid monthly

(1)
Future payouts of performance-based credit enhancement fees are reduced when losses are allocated to the first loss account. The offset is limited to fees payable in a given year but could be reduced in subsequent years. The overall reduction is limited to the first loss account amount for the life of the pool of loans covered by a master commitment agreement.

(2)
One government master commitment, which expires in August 2012, has been grandfathered and paid a credit enhancement fee of 2 bps/year. All other government master commitments are not paid a credit enhancement fee.

A majority of the states, and some municipalities, have enacted laws against mortgage loans considered predatory or abusive. Some of these laws impose liability for violations not only on the originator, but also upon purchasers and assignees of mortgage loans. We rely upon the lead MPF FHLBank to take measures to reduce our exposure to potential liability under these laws and are not aware of any claim, action or proceeding asserting that we are liable under these laws. However, there can be no assurance that we will never have any liability under predatory or abusive lending laws.

Derivatives. A primary credit risk posed by derivative transactions is the risk that a counterparty will fail to meet its related contractual obligations, forcing us to replace the derivatives at market prices. The notional amount of interest-rate exchange agreements does not represent our true credit risk exposure; however, it serves as a factor in determining periodic interest payments or cash flows received and paid. Our net credit exposure is measured at estimated fair value. When the net fair value of our interest-rate exchange agreements with a counterparty is positive, the counterparty generally owes us. When the net fair value of the interest-rate exchange agreements is negative, we generally owe the counterparty. If a counterparty fails to perform, our credit risk is approximately equal to the aggregate fair value gain, if any, on the interest-rate exchange agreements. If there is an aggregate fair value loss, there is a risk that our collateral would not be returned, which would result in credit risk to the extent that the collateral exceeds the fair value loss. All counterparties are subject to credit review procedures in accordance with our Risk Management Policy. We monitor our counterparties' exposure to European sovereign debt and consider this exposure as a component of our credit risk review process.

We maintain a policy requiring that interest rate exchange agreements be governed by an International Swaps and Derivatives Association Master Agreement. These agreements provide for netting of amounts due to us and amounts due to counterparties, thereby reducing credit exposure. Our current counterparties governed by these agreements include large banks and other financial institutions with a significant presence in the derivatives market. Most of our counterparties are rated A- or better by S&P and A3 or better by Moody's. All but one of our active counterparties were downgraded by Moody's during the second quarter of 2012. Two counterparties were downgraded below A3 by Moody's, which limits our transactions with those counterparties to risk-reducing trades.

The following table presents key information on derivative counterparties on a settlement date basis using credit ratings from S&P or Moody's ($ amounts in millions):

		Credit Exposure	Other
	Total	Net of Cash	Collateral	Net Credit
June 30, 2012	Notional	Collateral	Held	Exposure
AA	$5,488	$—	$—	$—
A	25,146	—	—	—
BBB	3,589	—	—	—
Unrated	—	—	—	—
Subtotal	34,223	—	—	—
Member institutions (1)	157	—	—	—
Total	$34,380	$—	$—	$—

December 31, 2011
AA	$13,359	$—	$—	$—
A	21,561	—	—	—
Unrated	70	—	—	—
Subtotal	34,990	—	—	—
Member institutions (1)	68	—	—	—
Total	$35,058	$—	$—	$—

(1)	Includes mortgage delivery commitments.

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

Business Risk Management. Business risk is the risk of an adverse impact on profitability resulting from external factors that may occur in both the short- and long-term. Business risk includes political, strategic, reputation and/or regulatory events that are beyond our control. Our board of directors and management seek to mitigate these risks by, among other actions, maintaining an open and constructive dialogue with regulators, providing input on potential legislation, long-term strategic planning, continually monitoring general economic conditions and the external environment, and fulfilling our mission of supporting member institutions with liquidity and supporting community development.

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

Duration of Equity. Duration of equity is a measure of interest-rate risk and a primary metric used to manage our market risk exposure. It is an estimate of the percentage change (expressed in years) in our market value of equity that could be caused by a 100 basis point parallel upward or downward shift in the interest-rate curves. We value our portfolios using the LIBOR curve or external prices. The market value and interest-rate sensitivity of each asset, liability, and off-balance sheet position is determined to compute our duration of equity. We calculate duration of equity using the interest-rate curve as of the date of calculation and for scenarios for which the interest rate curve is 200 basis points higher or lower than the base level. Our board of directors determines acceptable ranges for duration of equity. A negative duration of equity suggests adverse exposure to falling rates and a favorable response to rising rates, while a positive duration suggests adverse exposure to rising rates and a favorable response to falling rates.

The following table presents the effective duration of equity levels for our total position, which are subject to internal policy guidelines:

Date	-200 basis points*	0 basis points	+200 basis points
June 30, 2012	(4.4) years	0.6 years	0.6 years
December 31, 2011	(6.9) years	(1.5) years	2.4 years

*
Our internal policy guidelines provide for the calculation of the duration of equity in a low-rate environment to be based on the Finance Agency Advisory Bulletin 03-09, as modified September 3, 2008. Under these guidelines, our duration of equity was 0.6 years at June 30, 2012 and (1.5) years at December 31, 2011.

We were in compliance with the duration of equity limits established at both dates. The changes in the duration of equity levels at June 30, 2012 compared to December 31, 2011 were substantially due to changes in our valuation technique, and a specific modeling assumption, for Consolidated Obligations. See Notes to Financial Statements - Note 14 - Estimated Fair Values for more information.

As part of our overall interest rate risk management process, we continue to evaluate strategies to manage interest rate risk arising from a variety of market factors and our current interest rate risk measures. Certain of these strategies, if implemented, could have an adverse impact on future earnings.

Duration Gap. A related measure of interest-rate risk is duration gap, which is the difference between the estimated durations (market value sensitivity) of assets and liabilities and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. Duration gap measures the sensitivity of assets and liabilities to interest-rate changes. Duration generally indicates the expected change in an instrument's market value resulting from an increase or a decrease in interest rates. Higher duration numbers, whether positive or negative, indicate greater volatility of market value in response to changing interest rates. The duration gap was (0.4) months at June 30, 2012, compared to (2.1) months at December 31, 2011.

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

Date	VaR
June 30, 2012	$180
December 31, 2011	136

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

Date	-200 basis points	+200 basis points
June 30, 2012	(2.4)%	0.3%
December 31, 2011	(3.0)%	0.4%

The changes in the VaR and the Ratio of Market Value to Book Value of Equity at June 30, 2012 compared to December 31, 2011 were substantially due to changes in our valuation technique, and a specific modeling assumption, for Consolidated Obligations.

See Item 7A. Quantitative and Qualitative Disclosures - Use of Derivative Hedges in our 2011 Form 10-K for more information about our use of derivative hedges.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports filed under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and (b) accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal accounting officer, to allow timely decisions regarding required disclosures. As of June 30, 2012, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer), Chief Operating Officer-Chief Financial Officer (the principal financial officer) and Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer, Chief Operating Officer-Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

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

Limitations on the Effectiveness of Controls. We do not expect that our disclosure controls and procedures and other internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can only be reasonable assurance that any design will succeed in achieving its stated goals under all potential future conditions. Additionally, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are unaware of any potential claims against us that could be material.

Private-Label Mortgage-Backed Securities Litigation

On October 15, 2010, we filed a complaint in the Superior Court of Marion County, Indiana, relating to private-label mortgage-backed securities we purchased in the aggregate original principal amount of approximately $2.7 billion. The complaint, which was amended in 2011, is an action for rescission and damages and asserted claims for negligent misrepresentation and violations of state and federal securities laws occurring in connection with the sale of these private-label mortgage-backed securities.
On May 14, 2012, one defendant named along with other parties in connection with three of the 30 securities, Residential Funding Mortgage Securities I, Inc., filed for protection under Chapter 11 of the United States bankruptcy code. Consequently, we voluntarily dismissed (without prejudice against refiling) our amended complaint as to that defendant.
On July 3, 2012, the Court entered an order granting in part and denying in part the defendants' motion to dismiss the amended complaint, which had the effect of removing certain federal securities law claims as to ten of the securities. The Court's order resulted in the dismissal of the following defendants from the case: The Bear Stearns Companies LLC (f/k/a The Bear Stearns Companies Inc.), Countrywide Financial Corporation, Wells Fargo Bank, National Association and Wells Fargo & Company. While these entities, named in their capacity as control persons, have been dismissed, all of these entities have corporate affiliates that remain as defendants in the case.
ITEM 1A.  RISK FACTORS

Except for additions and changes to the following risk factors, there have been no material changes in the risk factors described in Item 1A of our 2011 Form 10-K.

Our Exposure to Credit Risk Could Adversely Affect Our Financial Condition and Results of Operations

We are exposed to credit risk from member products, investment securities and unsecured counterparties. The continuing deterioration of real estate property values could further affect the mortgages pledged as collateral for Advances, whole loans purchased through our MPP, participation interests in mortgage loans purchased from other FHLBanks, and MBS.

Since the inception of the MPP, we have acquired only traditional fixed-rate loans with fixed terms of up to 30 years. Delinquencies in fixed-rate mortgages have increased, and residential property values in many states have declined. If delinquency rates and loss severity on mortgage loans continue to increase, we could experience further reduced yields or losses on mortgage loans purchased through our MPP or the participation interests in MPF loans acquired from the FHLBank of Topeka or another MPF FHLBank, exceeding the protection provided by the LRA and SMI credit enhancement, if applicable.

We are the beneficiary of third-party PMI and SMI coverage on conventional mortgage loans we acquire through our MPP upon which we rely in part to reduce the risk of losses on those loans. As a result of actions by their respective state insurance regulators, three of our PMI providers are now permitted to pay only a portion of the claim amounts. One of the three PMI providers is now paying only 60% of the claim amounts and the other two PMI providers are now paying only 50% of the claim amounts. The remaining amounts are deferred until the funds are available or the PMI provider is liquidated. Our other PMI/SMI providers have been downgraded by one or more of the NRSROs, and at least one PMI/SMI provider (Mortgage Guaranty Insurance Corporation) reported in August 2012 that it did not meet some of its capital requirements. It is possible that insurance regulators may impose restrictions on the ability of our other PMI/SMI providers to pay claims. If our PMI/SMI providers further reduce the portion of mortgage insurance claims they will pay to us, further delay or condition the payment of mortgage insurance claims, or if additional adverse actions are taken by their state insurance regulators, we could experience significant increased losses on mortgage loans.

In June of 2012, we entered into an MPF Participation Agreement with the FHLBank of Topeka. Under the MPF Participation Agreement, we can purchase participation interests in government-insured mortgages originated by certain of the FHLBank of Topeka's member institutions through their participation in the MPF program offered by the FHLBank of Chicago. We amended the MPF Participation Agreement in July of 2012 to enable us to acquire conventional MPF mortgages originated by certain of the FHLBank of Topeka's member institutions through their participation in the MPF program as well. Credit risk arising from our participation in mortgage loans originated under the MPF program falls into three categories: (1) the risk of credit losses on the mortgage loans represented in our first loss account and last loss positions; (2) the risk that a PFI will not perform as promised with respect to its loss position provided through its credit enhancement obligations on mortgage pools; and (3) the risk that a third-party insurer (obligated under PMI arrangements) will fail to perform as expected. Should a PMI third-party insurer fail to perform, our credit risk exposure would increase because our first loss account is the next layer to absorb credit losses on mortgage loan pools.

We are subject to credit risk because of the potential non-performance by counterparties to interest-rate exchange agreements.
All but one of our active counterparties were downgraded by Moody's during the second quarter of 2012. Our ability to engage in routine derivative transactions could be adversely affected by the financial condition of our counterparties. If we are unable to transact additional business with those counterparties, our ability to effectively use derivatives could be adversely affected, which could impair our ability to manage some aspects of our interest rate risk.

Other exposures to institutional counterparty risk are with:

•	third-party providers of credit enhancements on the MBS investments that we hold in our investment portfolios, including mortgage insurers, bond insurers and financial guarantors;

•	servicers for mortgage loans we hold as collateral on Advances; and

•	servicers for mortgage loans purchased under our MPP or through participation interests in mortgage loans purchased from other FHLBanks under our MPF program.

For additional information on this risk factor, please refer to our 2011 Form 10-K.

A Failure or Interruption in Our Information Systems, the FHLBank of Chicago's Information Systems or a Cybersecurity Event Could Adversely Affect Our Business, Member Relations, Risk Management, Financial Condition, Results of Operations, and Reputation

During the second quarter of 2012, we reactivated our participation in the MPF program. We purchase participation interests in MPF mortgage loans that other FHLBanks acquired from their respective PFIs. In its role as MPF Provider, the FHLBank of Chicago provides the infrastructure and operational support for the MPF program and is responsible for publishing and maintaining the MPF Origination, Underwriting and Servicing Guides, which detail the requirements PFIs must follow in originating or selling and servicing MPF mortgage loans. If the FHLBank of Chicago changes its MPF Provider role, ceases to operate the MPF program, or experiences a failure or interruption in its information systems and other technology, our ability to continue to acquire participation interests in MPF loans could be adversely affected, and we could experience losses and/or additional costs related to the participation interests in MPF loans that we have acquired. In the same way, we could be adversely affected if any of the FHLBank of Chicago's third-party vendors engaged in the operation of the MPF program were to experience operational or technical difficulties.

For additional information on this risk factor, please refer to our 2011 Form 10-K.

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

10.3*+
Directors' Compensation and Travel Expense Reimbursement Policy effective January 1, 2012, as amended on May 18, 2012, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 22, 2012

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

10.11*+
Federal Home Loan Bank of Indianapolis Incentive Plan, effective January 1, 2012, with technical amendments made on March 19, 2012 and additional amendments made on May 18, 2012, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on May 22, 2012

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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

August 10, 2012	By:	/s/ MILTON J. MILLER II
	Name:	Milton J. Miller II
	Title:	President - Chief Executive Officer

August 10, 2012	By:	/s/ CINDY L. KONICH
	Name:	Cindy L. Konich
	Title:	Executive Vice President - Chief Operating Officer - Chief Financial Officer

August 10, 2012	By:	/s/ K. LOWELL SHORT, JR.
	Name:	K. Lowell Short, Jr.
	Title:	Senior Vice President - Chief Accounting Officer