Form 10-Q
period 2012-09-30
Federal Home Loan Bank of Indianapolis
filed 2012-11-09
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
☐  Yes            ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of October 31, 2012
Class B Stock, par value $100	20,801,463

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Federal Home Loan Bank of Indianapolis
Statements of Condition
(Unaudited, $ amounts and shares in thousands, except par value)

	September 30, 2012	December 31, 2011
Assets:
Cash and Due from Banks	$94,938	$512,682
Interest-Bearing Deposits	126	15
Securities Purchased Under Agreements to Resell	2,150,000	—
Federal Funds Sold	2,763,000	3,422,000
Available-for-Sale Securities (Notes 3 and 5)	4,304,067	2,949,446
Held-to-Maturity Securities (Estimated Fair Values of $7,521,174 and $8,972,081, respectively) (Notes 4 and 5)	7,280,782	8,832,178
Advances (Note 6)	18,652,306	18,567,702
Mortgage Loans Held for Portfolio, net of allowance for credit losses of $(10,000) and $(3,300), respectively (Notes 7 and 8)	5,843,943	5,955,142
Accrued Interest Receivable	88,426	87,314
Premises, Software, and Equipment, net	12,773	12,626
Derivative Assets, net (Note 9)	2,919	493
Other Assets	38,059	35,892
Total Assets	$41,231,339	$40,375,490

Liabilities:
Deposits:
Interest-Bearing	$753,429	$620,702
Non-Interest-Bearing	18,571	8,764
Total Deposits	772,000	629,466
Consolidated Obligations (Note 10):
Discount Notes	9,560,858	6,536,109
Bonds	27,768,383	30,358,210
Total Consolidated Obligations	37,329,241	36,894,319
Accrued Interest Payable	95,787	102,060
Affordable Housing Program Payable	34,547	32,845
Derivative Liabilities, net (Note 9)	206,612	174,573
Mandatorily Redeemable Capital Stock (Note 11)	450,716	453,885
Other Liabilities	196,672	141,154
Total Liabilities	39,085,575	38,428,302

Commitments and Contingencies (Note 15)

Capital (Note 11):
Capital Stock Putable (at par value of $100 per share):
Class B-1 issued and outstanding shares: 16,133 and 15,592, respectively	1,613,278	1,559,196
Class B-2 issued and outstanding shares: 32 and 39, respectively	3,253	3,860
Total Capital Stock Putable	1,616,531	1,563,056
Retained Earnings:
Unrestricted	535,537	484,511
Restricted	34,726	13,162
Total Retained Earnings	570,263	497,673
Total Accumulated Other Comprehensive Income (Loss) (Note 12)	(41,030)	(113,541)
Total Capital	2,145,764	1,947,188

Total Liabilities and Capital	$41,231,339	$40,375,490

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
(Unaudited, $ amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest Income:
Advances	$42,089	$38,835	$131,002	$119,448
Prepayment Fees on Advances, net	1,497	4,307	4,330	5,721
Interest-Bearing Deposits	271	110	745	128
Securities Purchased Under Agreements to Resell	1,074	185	2,534	868
Federal Funds Sold	672	772	1,652	5,686
Available-for-Sale Securities	10,843	11,056	31,617	39,046
Held-to-Maturity Securities	38,477	43,883	123,178	134,854
Mortgage Loans Held for Portfolio, net	62,615	72,402	195,733	229,063
Other, net	569	(1,193)	1,322	(601)
Total Interest Income	158,107	170,357	492,113	534,213
Interest Expense:
Consolidated Obligation Discount Notes	2,492	1,944	5,095	7,225
Consolidated Obligation Bonds	93,158	109,351	295,007	343,001
Deposits	20	32	71	165
Mandatorily Redeemable Capital Stock	3,355	3,067	10,592	11,629
Total Interest Expense	99,025	114,394	310,765	362,020
Net Interest Income	59,082	55,963	181,348	172,193
Provision for Credit Losses	5,634	1,550	7,917	3,709
Net Interest Income After Provision for Credit Losses	53,448	54,413	173,431	168,484
Other Income (Loss):
Total Other-Than-Temporary Impairment Losses	—	(1,586)	(6)	(4,558)
Non-Credit Portion Reclassified to (from) Other Comprehensive Income (Loss), net	(14)	(3,081)	(3,588)	(21,826)
Net Other-Than-Temporary Impairment Losses, credit portion	(14)	(4,667)	(3,594)	(26,384)
Net Realized Gains from Sale of Available-for-Sale Securities	—	6,187	—	4,244
Net Gains (Losses) on Derivatives and Hedging Activities	(3,056)	(7,315)	(7,443)	(10,848)
Service Fees	236	265	723	793
Standby Letters of Credit Fees	192	456	680	1,256
Loss on Extinguishment of Debt	—	—	—	(397)
Other, net	474	264	979	685
Total Other Income (Loss)	(2,168)	(4,810)	(8,655)	(30,651)
Other Expenses:
Compensation and Benefits	8,516	9,672	26,565	26,735
Other Operating Expenses	3,893	4,310	12,022	10,826
Federal Housing Finance Agency	838	917	2,674	2,693
Office of Finance	592	714	1,872	2,058
Other	243	245	668	759
Total Other Expenses	14,082	15,858	43,801	43,071
Income Before Assessments	37,198	33,745	120,975	94,762
Assessments:
Affordable Housing Program	4,056	3,681	13,157	9,536
Resolution Funding Corporation	—	—	—	10,907
Total Assessments	4,056	3,681	13,157	20,443
Net Income	$33,142	$30,064	$107,818	$74,319

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Comprehensive Income
(Unaudited, $ amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net Income	$33,142	$30,064	$107,818	$74,319

Other Comprehensive Income:
Net Change in Unrealized Gains (Losses) on Available-for-Sale Securities	3,606	(2,433)	(1,579)	7,716

Non-Credit Portion of Other-Than-Temporary Impairment Losses on Available-for-Sale Securities:
Non-Credit Portion	—	(1,199)	—	(3,530)
Non-Credit Losses Transferred from Held-to-Maturity Securities	—	(4,311)	—	(4,311)
Net Change in Fair Value Not in Excess of Cumulative Non-Credit Losses	32,311	(16,738)	64,096	(17,800)
Unrealized Gains (Losses)	3,301	(6,164)	8,055	(6,873)
Reclassification of Net Realized Losses From Sale to Other Income (Loss)	—	(6,187)	—	(4,244)
Reclassification of Non-Credit Portion to Other Income (Loss)	14	4,029	3,592	25,105
Net Non-Credit Portion of Other-Than-Temporary Impairment Losses on Available-for-Sale Securities	35,626	(30,570)	75,743	(11,653)

Non-Credit Portion of Other-Than-Temporary Impairment Losses on Held-to-Maturity Securities:
Non-Credit Portion	—	—	(4)	—
Non-Credit Losses Transferred to Available-for-Sale Securities	—	4,311	—	4,311
Reclassification of Non-Credit Portion to Other Income (Loss)	—	251	—	251
Accretion of Non-Credit Portion	18	592	64	2,494
Net Non-Credit Portion of Other-Than-Temporary Impairment Losses on Held-to-Maturity Securities	18	5,154	60	7,056

Pension Benefits	(570)	824	(1,713)	2,472

Total Other Comprehensive Income (Loss)	38,680	(27,025)	72,511	5,591

Total Comprehensive Income	$71,822	$3,039	$180,329	$79,910

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Nine Months Ended September 30, 2011 and 2012
(Unaudited, $ amounts and shares in thousands)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2010	16,101	$1,610,060	$427,557	$—	$427,557	$(90,246)	$1,947,371

Proceeds from Sale of Capital Stock	1,063	106,424					106,424
Repurchase/Redemption of Capital Stock	(1,497)	(149,744)					(149,744)
Net Shares Reclassified to Mandatorily Redeemable Capital Stock	(141)	(14,122)					(14,122)

Total Comprehensive Income			68,306	6,013	74,319	5,591	79,910

Distributions on Mandatorily Redeemable Capital Stock			(12)	—	(12)		(12)
Cash Dividends on Capital Stock (2.50% annualized)			(30,325)	—	(30,325)		(30,325)

Balance, September 30, 2011	15,526	$1,552,618	$465,526	$6,013	$471,539	$(84,655)	$1,939,502

Balance, December 31, 2011	15,631	$1,563,056	$484,511	$13,162	$497,673	$(113,541)	$1,947,188

Proceeds from Sale of Capital Stock	569	56,988					56,988
Net Shares Reclassified to Mandatorily Redeemable Capital Stock	(35)	(3,513)					(3,513)

Total Comprehensive Income			86,254	21,564	107,818	72,511	180,329

Distributions on Mandatorily Redeemable Capital Stock			(27)	—	(27)		(27)
Cash Dividends on Capital Stock (3.0% annualized)			(35,201)	—	(35,201)		(35,201)

Balance, September 30, 2012	16,165	$1,616,531	$535,537	$34,726	$570,263	$(41,030)	$2,145,764

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
(Unaudited, $ amounts in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Operating Activities:
Net Income	$107,818	$74,319
Adjustments to reconcile Net Income to Net Cash provided by Operating Activities:
Amortization and Depreciation	35,627	(24,411)
Change in Net Derivative and Hedging Activities	64,779	80,495
Net Other-Than-Temporary Impairment Losses, credit portion	3,594	26,384
Loss on Extinguishment of Debt	—	397
Provision for Credit Losses	7,917	3,709
Net Realized Losses from Sale of Available-for-Sale Securities	—	(4,244)
Changes in:
Accrued Interest Receivable (adjusted for capitalized interest)	(1,115)	31,359
Other Assets	4,384	5,446
Accrued Interest Payable	(6,273)	(22,227)
Other Liabilities	3,932	(16,626)
Total Adjustments, net	112,845	80,282
Net Cash provided by Operating Activities	220,663	154,601

Investing Activities:
Changes in:
Interest-Bearing Deposits	(17,635)	(773,196)
Securities Purchased Under Agreements to Resell	(2,150,000)	250,000
Federal Funds Sold	659,000	3,855,000
Purchases of Premises, Software, and Equipment	(9,073)	(2,093)
Available-for-Sale Securities:
Proceeds from Maturities of Long-Term	53,162	149,045
Proceeds from Sales of Long-Term	—	155,847
Purchases of Long-Term	(1,310,060)	—
Held-to-Maturity Securities:
Proceeds from Maturities of Long-Term	2,740,889	1,019,559
Purchases of Long-Term	(1,144,255)	(1,369,604)
Advances:
Principal Collected	34,329,908	14,773,928
Disbursed to Members	(34,401,609)	(14,848,518)
Mortgage Loans Held for Portfolio:
Principal Collected	1,108,146	943,592
Purchases of Loans and Participation Interests	(1,006,139)	(357,203)
Loans to Other Federal Home Loan Banks:
Principal Collected	—	50,000
Disbursed	—	(50,000)
Net Cash provided by (used in) Investing Activities	(1,147,666)	3,796,357

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
(Unaudited, $ amounts in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Financing Activities:
Changes in Deposits	142,535	654,809
Net Payments on Derivative Contracts with Financing Elements	(62,539)	(76,993)
Net Proceeds from Issuance of Consolidated Obligations:
Discount Notes	102,721,071	278,663,234
Bonds	18,821,982	21,168,157
Payments for Matured and Retired Consolidated Obligations:
Discount Notes	(99,696,868)	(280,606,169)
Bonds	(21,432,000)	(23,186,697)
Proceeds from Sale of Capital Stock	56,988	106,424
Payments for Redemption of Mandatorily Redeemable Capital Stock	(6,709)	(189,089)
Payments for Repurchase/Redemption of Capital Stock	—	(149,744)
Cash Dividends Paid on Capital Stock	(35,201)	(30,325)
Net Cash provided by (used in) Financing Activities	509,259	(3,646,393)

Net Increase (Decrease) in Cash and Cash Equivalents	(417,744)	304,565
Cash and Cash Equivalents at Beginning of Period	512,682	11,676
Cash and Cash Equivalents at End of Period	$94,938	$316,241

Supplemental Disclosures:
Interest Paid	$307,498	$380,332
Affordable Housing Program Payments	11,454	13,327
Resolution Funding Corporation Assessments Paid	—	21,232
Non-cash transfer of Held-to-Maturity Securities to Available-for-Sale Securities	—	13,822
Capitalized Interest on Certain Held-to-Maturity Securities	14,610	21,781
Par Value of Net Shares Reclassified to Mandatorily Redeemable Capital Stock	3,513	14,122

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

Our significant accounting policies and certain other disclosures are set forth in Note 1 - Summary of Significant Accounting Policies in our 2011 Form 10-K. There have been no significant changes to these policies through September 30, 2012.

We use certain acronyms and terms throughout these financial statements, which are defined in the Glossary of Terms located on page 41. Unless the context otherwise requires, the terms "we," "us," and "our" refer to the Federal Home Loan Bank of Indianapolis.

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

Reconsideration of Effective Control for Repurchase Agreements. On April 29, 2011, the FASB issued guidance to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This guidance amends the existing criteria for determining whether or not a transferor has retained effective control over financial assets transferred under a repurchase agreement. A secured borrowing is recorded when effective control over the transferred financial assets is maintained, while a sale is recorded when effective control over the transferred financial assets has not been maintained. The new guidance removes from the assessment of effective control: (i) the criterion requiring the transferor to have the ability to repurchase or redeem financial assets before their maturity on the substantially agreed-upon terms, even in the event of the transferee's default, and (ii) the collateral maintenance implementation guidance related to that criterion. This guidance was effective for interim and annual periods beginning on January 1, 2012 and was applied prospectively to transactions or modifications of existing transactions that occur on or after January 1, 2012. The adoption of this guidance did not have any effect on our financial condition, results of operations or cash flows.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 3 - Available-for-Sale Securities

Major Security Types. The following table presents our AFS securities:

			Gross	Gross
	Amortized	Non-Credit	Unrealized	Unrealized	Estimated
September 30, 2012	Cost (1)	OTTI	Gains	Losses	Fair Value
GSE debentures	$3,351,189	$—	$14,547	$(1,009)	$3,364,727
TLGP debentures	318,436	—	—	(37)	318,399
Private-label RMBS	664,472	(48,676)	5,145	—	620,941
Total AFS securities	$4,334,097	$(48,676)	$19,692	$(1,046)	$4,304,067

December 31, 2011
GSE debentures	$2,011,882	$—	$14,045	$(232)	$2,025,695
TLGP debentures	321,175	—	1,267	—	322,442
Private-label RMBS	720,583	(116,364)	343	(3,253)	601,309
Total AFS securities	$3,053,640	$(116,364)	$15,655	$(3,485)	$2,949,446

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

Unrealized gains and losses in the fair value of previously OTTI AFS securities are not included in Unrealized Gains (Losses) in AOCI, but are netted against the non-credit portion of OTTI in AOCI. The following tables reconcile the amounts in the table above to the AOCI rollforward presentation in Note 12 - Accumulated Other Comprehensive Income (Loss):

Net Unrealized Gains (Losses) on AFS Securities	September 30, 2012	December 31, 2011
Gross unrealized gains included in estimated fair value	$19,692	$15,655
Gross unrealized losses included in estimated fair value	(1,046)	(3,485)
Less: unrealized gains (losses) on previously OTTI securities	5,145	(2,910)
Net unrealized gains (losses) on AFS securities recognized in AOCI (Note 12)	$13,501	$15,080

Net Non-Credit Portion of OTTI Losses on AFS Securities	September 30, 2012	December 31, 2011
Non-Credit OTTI	$(48,676)	$(116,364)
Plus: unrealized gains (losses) on previously OTTI securities	5,145	(2,910)
Net non-credit portion of OTTI losses on AFS securities recognized in AOCI (Note 12)	$(43,531)	$(119,274)

Premiums and Discounts. At September 30, 2012 and December 31, 2011, the amortized cost of our MBS classified as AFS securities included OTTI credit losses, OTTI-related accretion adjustments, and unamortized purchase premiums and discounts on OTTI securities totaling net discounts of $113,991 and $116,699, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Unrealized Loss Positions. The following table presents impaired AFS securities (i.e., in an unrealized loss position), which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
September 30, 2012	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS:
GSE debentures	$370,888	$(1,009)	$—	$—	$370,888	$(1,009)
TLGP debentures	200,164	(37)	—	—	200,164	(37)
Total Non-MBS	571,052	(1,046)	—	—	571,052	(1,046)
Private-label RMBS	—	—	526,943	(48,676)	526,943	(48,676)
Total impaired AFS securities	$571,052	$(1,046)	$526,943	$(48,676)	$1,097,995	$(49,722)

December 31, 2011
Non-MBS:
GSE debentures	$—	$—	$113,361	$(232)	$113,361	$(232)
TLGP debentures	—	—	—	—	—	—
Total Non-MBS	—	—	113,361	(232)	113,361	(232)
Private-label RMBS	88,161	(13,121)	495,251	(106,496)	583,412	(119,617)
Total impaired AFS securities	$88,161	$(13,121)	$608,612	$(106,728)	$696,773	$(119,849)

Redemption Terms. The amortized cost and estimated fair value of non-MBS AFS securities by contractual maturity are presented below. MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities as borrowers may have the right to prepay obligations with or without prepayment fees.

	September 30, 2012		December 31, 2011
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$318,436	$318,399	$321,175	$322,442
Due after one year through five years	1,965,273	1,976,240	941,496	950,264
Due after five years through ten years	1,293,844	1,297,007	1,070,386	1,075,431
Due after ten years	92,072	91,480	—	—
Total Non-MBS	3,669,625	3,683,126	2,333,057	2,348,137
Total MBS	664,472	620,941	720,583	601,309
Total AFS securities	$4,334,097	$4,304,067	$3,053,640	$2,949,446

Realized Gains and Losses. The following table presents the proceeds, previously recognized OTTI credit losses including accretion, and gross gains and losses related to the sale of four and six AFS securities in the three and nine months ended September 30, 2011, respectively. There were no sales of AFS securities during the three and nine months ended September 30, 2012. We compute gains and losses on sales of investment securities using the specific identification method.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Sales of AFS Securities	2012	2011	2012	2011
Proceeds from sale	$—	$88,155	$—	$154,675

Previously recognized OTTI credit losses including accretion	$—	$13,259	$—	$29,844

Gross gains	$—	$6,187	$—	$7,091
Gross losses	—	—	—	(2,847)
Net Realized Gains from Sale of Available-for-Sale Securities	$—	$6,187	$—	$4,244

As of September 30, 2012, we had no intention of selling the remaining OTTI AFS securities, nor did we consider it more likely than not that we will be required to sell these securities before our anticipated recovery of each security's remaining amortized cost basis.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Securities Transferred. In the three months ended September 30, 2011, we transferred one private-label RMBS from HTM to AFS due to management's change in intent to no longer necessarily hold this security to maturity resulting from a significant deterioration in the creditworthiness of the issuer and other factors. Such deterioration was evidenced by an OTTI credit loss for this security in the three months ended September 30, 2011. At the time of transfer, this security had an amortized cost of $18,134, OTTI recognized in AOCI of $(4,312) and an estimated fair value of $17,243. As a result of the transfer, we recorded an unrealized gain of $3,421. There have been no such transfers in 2012.

Note 4 - Held-to-Maturity Securities

Major Security Types. The following table presents our HTM securities:

				Gross	Gross
				Unrecognized	Unrecognized	Estimated
	Amortized	Non-Credit	Carrying	Holding	Holding	Fair
September 30, 2012	Cost (1)	OTTI	Value (2)	Gains (3)	Losses (3)	Value
Non-MBS:
GSE debentures	$268,996	$—	$268,996	$686	$—	$269,682
TLGP debentures	—	—	—	—	—	—
Total Non-MBS	268,996	—	268,996	686	—	269,682
MBS and ABS:
Other U.S. obligations -guaranteed RMBS	3,027,189	—	3,027,189	79,694	(4,400)	3,102,483
GSE RMBS	3,699,964	—	3,699,964	170,819	(406)	3,870,377
Private-label RMBS	267,208	—	267,208	914	(3,930)	264,192
Manufactured housing loan ABS	15,248	—	15,248	—	(2,655)	12,593
Home equity loan ABS	2,509	(332)	2,177	23	(353)	1,847
Total MBS and ABS	7,012,118	(332)	7,011,786	251,450	(11,744)	7,251,492
Total HTM securities	$7,281,114	$(332)	$7,280,782	$252,136	$(11,744)	$7,521,174

December 31, 2011
Non-MBS:
GSE debentures	$268,994	$—	$268,994	$1,361	$—	$270,355
TLGP debentures	1,883,334	—	1,883,334	2,505	(45)	1,885,794
Total Non-MBS	2,152,328	—	2,152,328	3,866	(45)	2,156,149
MBS and ABS:
Other U.S. obligations -guaranteed RMBS	2,746,474	—	2,746,474	48,915	(13,258)	2,782,131
GSE RMBS	3,511,831	—	3,511,831	118,839	(2,537)	3,628,133
Private-label RMBS	402,464	—	402,464	227	(12,143)	390,548
Manufactured housing loan ABS	16,757	—	16,757	—	(3,482)	13,275
Home equity loan ABS	2,716	(392)	2,324	—	(479)	1,845
Total MBS and ABS	6,680,242	(392)	6,679,850	167,981	(31,899)	6,815,932
Total HTM securities	$8,832,570	$(392)	$8,832,178	$171,847	$(31,944)	$8,972,081

(1)	Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and, if applicable, OTTI recognized in earnings (credit losses).

(2)	Carrying value of HTM securities represents amortized cost after adjustment for non-credit OTTI recognized in AOCI.

(3)	Gross unrecognized holding gains (losses) represents the difference between estimated fair value and carrying value.

Premiums and Discounts. At September 30, 2012 and December 31, 2011, the amortized cost of our MBS and ABS HTM securities included OTTI credit losses, OTTI-related accretion adjustments, and unamortized purchase premiums and discounts totaling net premiums of $51,025 and $54,153, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Unrealized Loss Positions. The following table presents impaired HTM securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
September 30, 2012	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses (1)
Non-MBS:
GSE debentures	$—	$—	$—	$—	$—	$—
TLGP debentures	—	—	—	—	—	—
Total Non-MBS	—	—	—	—	—	—
MBS and ABS:
Other U.S. obligations - guaranteed RMBS	115,755	(157)	811,244	(4,243)	926,999	(4,400)
GSE RMBS	14,976	(15)	38,765	(391)	53,741	(406)
Private-label RMBS	10,292	(33)	181,589	(3,897)	191,881	(3,930)
Manufactured housing loan ABS	—	—	12,593	(2,655)	12,593	(2,655)
Home equity loan ABS	—	—	1,847	(662)	1,847	(662)
Total MBS and ABS	141,023	(205)	1,046,038	(11,848)	1,187,061	(12,053)
Total impaired HTM securities	$141,023	$(205)	$1,046,038	$(11,848)	$1,187,061	$(12,053)

December 31, 2011
Non-MBS:
GSE debentures	$—	$—	$—	$—	$—	$—
TLGP debentures	224,955	(45)	—	—	224,955	(45)
Total Non-MBS	224,955	(45)	—	—	224,955	(45)
MBS and ABS:
Other U.S. obligations - guaranteed RMBS	599,050	(4,477)	548,564	(8,781)	1,147,614	(13,258)
GSE RMBS	480,432	(897)	196,632	(1,640)	677,064	(2,537)
Private-label RMBS	57,366	(677)	297,791	(11,466)	355,157	(12,143)
Manufactured housing loan ABS	—	—	13,275	(3,482)	13,275	(3,482)
Home equity loan ABS	—	—	1,845	(871)	1,845	(871)
Total MBS and ABS	1,136,848	(6,051)	1,058,107	(26,240)	2,194,955	(32,291)
Total impaired HTM securities	$1,361,803	$(6,096)	$1,058,107	$(26,240)	$2,419,910	$(32,336)

(1)
As a result of OTTI accounting guidance, the total unrealized losses on home equity loan ABS may not agree to the gross unrecognized holding losses on home equity loan ABS in the major security types table above.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Redemption Terms. The amortized cost, carrying value and estimated fair value of non-MBS HTM securities by contractual maturity are presented below. MBS and ABS are not presented by contractual maturity because their actual maturities will likely differ from contractual maturities as borrowers may have the right to prepay obligations with or without prepayment fees.

	September 30, 2012			December 31, 2011
			Estimated			Estimated
	Amortized	Carrying	Fair	Amortized	Carrying	Fair
Year of Contractual Maturity	Cost (1)	Value (2)	Value	Cost (1)	Value (2)	Value
Non-MBS:
Due in one year or less	$—	$—	$—	$1,883,334	$1,883,334	$1,885,794
Due after one year through five years	268,996	268,996	269,682	268,994	268,994	270,355
Due after five years through ten years	—	—	—	—	—	—
Due after ten years	—	—	—	—	—	—
Total Non-MBS	268,996	268,996	269,682	2,152,328	2,152,328	2,156,149
Total MBS and ABS	7,012,118	7,011,786	7,251,492	6,680,242	6,679,850	6,815,932
Total HTM securities	$7,281,114	$7,280,782	$7,521,174	$8,832,570	$8,832,178	$8,972,081

(1)	Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and, if applicable, OTTI recognized in earnings (credit losses).

(2)	Carrying value of HTM securities represents amortized cost after adjustment for non-credit OTTI recognized in AOCI.

Realized Gains and Losses. There were no sales of HTM securities during the three or nine months ended September 30, 2012 or 2011.

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

A significant modeling assumption is the forecast of future housing price changes for the relevant states and core based statistical areas, which are based upon an assessment of the individual housing markets. Our housing price forecast as of September 30, 2012 assumes core based statistical area level current-to-trough home price declines ranging from 0% (for those housing markets that are believed to have reached their trough) to 4%. For those markets for which further home price declines are anticipated, such declines were projected to occur over the 3- to 9-month period beginning July 1, 2012. For the vast majority of markets where further home price declines are anticipated, the declines were projected to range from 1% to 2% over the 3-month period beginning July 1, 2012. From the trough, home prices are projected to recover using one of five different recovery paths that vary by housing market.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents projected home price recovery by month at September 30, 2012.

Months	Recovery Range %
1 - 6	0.0%	–	2.8%
7 - 18	0.0%	–	3.0%
19 - 24	1.0%	–	4.0%
25 - 30	2.0%	–	4.0%
31 - 42	2.0%	–	5.0%
43 - 66	2.0%	–	6.0%
Thereafter	2.3%	–	5.6%

OTTI - Significant Modeling Assumptions. The following table presents the significant modeling assumptions used to determine the amount of credit loss recognized in earnings for the one security that was determined to be OTTI during the three months ended September 30, 2012. The related current credit enhancement is also presented. Credit enhancement is defined as the percentage of subordinated tranches, excess spread, and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. A credit enhancement percentage of zero reflects a security that has no remaining credit support and is likely to have experienced an actual principal loss. The calculated averages represent the dollar-weighted averages of the private-label RMBS in each category shown. The classification (prime, Alt-A and subprime) is based on the model used to estimate the cash flows for the security, which may not be the same as the classification by the rating agency at the time of origination.

	Significant Modeling Assumptions for OTTI private-label RMBS for the three months ended September 30, 2012									Current Credit
	Prepayment Rates			Default Rates			Loss Severities			Enhancement
	Weighted	Range	Range	Weighted	Range	Range	Weighted	Range	Range	Weighted	Range	Range
	Average	Low	High	Average	Low	High	Average	Low	High	Average	Low	High
Year of Securitization	%	%	%	%	%	%	%	%	%	%	%	%
Prime - 2006	11.9%	11.9%	11.9%	18.0%	18.0%	18.0%	37.3%	37.3%	37.3%	0.0%	0.0%	0.0%

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Results of OTTI Evaluation Process - Private-label RMBS and ABS. As a result of our evaluations, for the three months ended September 30, 2012 and 2011, we recognized OTTI losses on those securities where we determined that it was likely that we would not recover the entire amortized cost. We determined that unrealized losses on the remaining private-label RMBS and ABS were temporary as we expect to recover the entire amortized cost.

The table below presents the credit losses and net OTTI reclassified to (from) OCI for the three and nine months ended September 30, 2012 and 2011. Securities are classified based on the originator's classification at the time of origination or based on the classification by the NRSROs upon issuance. Because there is no universally accepted definition of prime, Alt-A or subprime underwriting standards, such classifications are subjective.

	Three Months Ended			Nine Months Ended
	Total	Net OTTI	OTTI	Total	Net OTTI	OTTI
	OTTI	Reclassified	Related to	OTTI	Reclassified	Related to
September 30, 2012	Losses	to (from) OCI	Credit Loss	Losses	to (from) OCI	Credit Loss
Private-label RMBS:
Prime	$—	$(14)	$(14)	$(6)	$(3,588)	$(3,594)
Alt-A	—	—	—	—	—	—
Total OTTI securities	$—	$(14)	$(14)	$(6)	$(3,588)	$(3,594)

September 30, 2011
Private-label RMBS:
Prime	$—	$(4,280)	$(4,280)	$—	$(24,354)	$(24,354)
Alt-A	(1,586)	1,199	(387)	(4,558)	2,528	(2,030)
Total OTTI securities	$(1,586)	$(3,081)	$(4,667)	$(4,558)	$(21,826)	$(26,384)

The following table presents a reconciliation of the non-credit losses reclassified to Other Income (Loss) as presented in the Statement of Comprehensive Income to the non-credit losses reclassified to (from) OCI as presented in the Statement of Income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliation of Non-Credit Losses	2012	2011	2012	2011
Reclassification of non-credit portion to Other Income (Loss)	$(14)	$(4,280)	$(3,592)	$(25,356)
Non-credit losses recognized in OCI	—	1,199	4	3,530
Non-Credit Portion Reclassified to (from) Other Comprehensive Income (Loss)	$(14)	$(3,081)	$(3,588)	$(21,826)

The following table presents a rollforward of the cumulative credit losses. The rollforward excludes accretion of credit losses for securities that have not experienced a significant increase in cash flows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Credit Loss Rollforward	2012	2011	2012	2011
Balance at Beginning of Period	$109,214	$114,771	$105,636	$110,747
Additions:
Credit losses for which OTTI was not previously recognized	—	—	—	—
Additional credit losses for which OTTI was previously recognized	14	4,667	3,594	26,384
Reductions:
Credit losses on securities sold, matured, paid down or prepaid	—	(13,259)	(2)	(29,844)
Significant increases in cash flows expected to be collected, recognized over the remaining life of the securities	—	(707)	—	(1,815)
Balance at End of Period	$109,228	$105,472	$109,228	$105,472

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents the September 30, 2012 classification and balances of the security with OTTI losses during the three months ended September 30, 2012. The table also presents the classifications and balances of the securities with OTTI losses during the life of the securities, which includes securities impaired prior to 2012, as well as through September 30, 2012. Securities are classified based on the originator's classification at the time of origination or based on the classification by the NRSROs upon issuance. Because there is no universally accepted definition of prime, Alt-A or subprime underwriting standards, such classifications are subjective.

	September 30, 2012
	HTM Securities				AFS Securities
				Estimated			Estimated
OTTI Three Months Ended	UPB	Amortized Cost	Carrying Value	Fair Value	UPB	Amortized Cost	Fair Value
Private-label RMBS - prime	$—	$—	$—	$—	$16,876	$15,390	$14,626
Private-label RMBS - Alt-A	—	—	—	—	—	—	—
Home equity loan ABS - subprime	—	—	—	—	—	—	—
Total OTTI securities	$—	$—	$—	$—	$16,876	$15,390	$14,626

OTTI Life-to-Date
Private-label RMBS - prime	$—	$—	$—	$—	$741,862	$635,481	$599,370
Private-label RMBS - Alt-A	—	—	—	—	36,601	28,991	21,571
Home equity loan ABS - subprime	979	939	607	630	—	—	—
Total OTTI securities	$979	$939	$607	$630	$778,463	$664,472	$620,941

Total MBS and ABS		$7,012,118	$7,011,786	$7,251,492		$664,472	$620,941
OTTI Evaluation Process and Results - All Other AFS and HTM Securities.

Other U.S. Obligations and GSE and TLGP Securities. For other U.S. obligations, GSE obligations, and TLGP debentures, we determined that the strength of the issuers' guarantees through direct obligations of or support from the United States government is sufficient to protect us from any losses based on current expectations. As a result, we have determined that, as of September 30, 2012, all of the gross unrealized losses are temporary.

Note 6 - Advances

We had Advances outstanding, as presented below by year of contractual maturity, with interest rates ranging from 0.15% to 8.34%.

	September 30, 2012		December 31, 2011
Year of Contractual Maturity	Amount	WAIR %	Amount	WAIR %
Overdrawn demand and overnight deposit accounts	$971	2.51	$145	2.49
Due in 1 year or less	4,301,363	1.52	2,535,953	1.81
Due after 1 year through 2 years	1,078,119	2.48	2,413,612	2.55
Due after 2 years through 3 years	1,885,089	2.99	2,050,525	2.63
Due after 3 years through 4 years	3,307,954	2.75	2,488,247	3.51
Due after 4 years through 5 years	2,874,233	2.52	3,357,569	2.71
Thereafter	4,392,286	2.58	4,922,264	2.64
Total Advances, par value	17,840,015	2.39	17,768,315	2.64
Unamortized discounts (including AHP)	(1,358)		(1,027)
Hedging adjustments	631,240		597,456
Unamortized deferred prepayment fees	182,409		202,958
Total Advances	$18,652,306		$18,567,702

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

We offer our members certain Advances that provide them the right, at predetermined future dates, to prepay the Advance prior to maturity without incurring prepayment or termination fees. At September 30, 2012 and December 31, 2011, we had such Advances outstanding of $3.6 billion and $3.8 billion, respectively. All other Advances may only be prepaid by paying a fee (prepayment fee) that makes us financially indifferent to the prepayment of the Advance.

We offer putable and convertible Advances that contain embedded options. Under the terms of a putable Advance, we retain the right to extinguish or put the fixed-rate Advance to the member on predetermined future dates, and offer, subject to certain conditions, replacement funding at prevailing market rates. At September 30, 2012 and December 31, 2011, we had putable Advances outstanding totaling $393,750 and $581,750, respectively. Under the terms of a convertible Advance, we may convert an Advance from one interest payment term structure to another. We had no convertible Advances outstanding at September 30, 2012 or December 31, 2011.

The following table presents Advances by the earlier of the year of contractual maturity or the next call date and next put date:

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Put Date
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Overdrawn demand and overnight deposit accounts	$971	$145	$971	$145
Due in 1 year or less	6,275,773	4,233,303	4,618,363	2,867,703
Due after 1 year through 2 years	961,119	2,513,612	1,044,119	2,395,862
Due after 2 years through 3 years	1,861,839	2,020,525	1,850,589	2,012,525
Due after 3 years through 4 years	3,571,954	2,457,247	3,278,954	2,451,747
Due after 4 years through 5 years	2,641,483	3,416,569	2,769,733	3,327,569
Thereafter	2,526,876	3,126,914	4,277,286	4,712,764
Total Advances, par value	$17,840,015	$17,768,315	$17,840,015	$17,768,315

Prepayment Fees. When a borrower prepays an Advance, future income will be lower if the principal portion of the prepaid Advance is reinvested in lower-yielding assets that continue to be funded by higher-costing debt. To protect against this risk, we generally charge a prepayment fee. For the three and nine months ended September 30, 2012, Advance prepayment fees excluding any associated hedging basis adjustments that were recorded in Prepayment Fees on Advances at the time of the prepayment were $5,067 and $12,737, respectively, compared to $9,930 and $11,514 for the three and nine months ended September 30, 2011, respectively.

In cases in which we fund a new Advance concurrent with or within a short period of time before or after the prepayment of an existing Advance and the Advance meets the accounting criteria to qualify as a modification of the prepaid Advance, the net prepayment fee on the prepaid Advance is deferred, recorded in the basis of the modified Advance (or as the basis for a new Advance), and amortized into Interest Income over the life of the modified Advance using the level-yield method. For the three and nine months ended September 30, 2012, we deferred $11,295 and $38,053, respectively, of these gross Advance prepayment fees, compared to $54,308 and $61,010 for the three and nine months ended September 30, 2011.

Credit Risk Exposure and Security Terms. We lend to members within our district involved in housing finance according to Federal statutes, including the Bank Act. The Bank Act requires each FHLBank to hold, or have access to, collateral to secure its Advances.

At September 30, 2012 and December 31, 2011, we had a total of $8.7 billion and $8.0 billion, respectively, of Advances outstanding, at par, to single borrowers with balances that were greater than or equal to $1.0 billion. These Advances, representing 49% and 45%, respectively, of total Advances at par outstanding on those dates, were made to five and four borrowers, respectively. At September 30, 2012 and December 31, 2011, we held $17.8 billion and $13.1 billion, respectively, of UPB of collateral to cover the Advances to these borrowers.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

We have policies and procedures in place that we believe appropriately manage credit risk. Such policies and procedures may include requirements for physical possession or control of pledged collateral, restrictions on borrowing, verifications of collateral and continuous monitoring of borrowings and the borrower's financial condition and creditworthiness. We expect to collect all amounts due according to the contractual terms of our Advances, based on the collateral pledged to us as security for Advances, our credit analyses of our members' financial condition and our credit extension and collateral policies. For information related to our credit risk on Advances and allowance for credit losses, see Note 8 – Allowance for Credit Losses.

Note 7 - Mortgage Loans Held for Portfolio

Mortgage Loans Held for Portfolio consist of fixed-rate conventional and government insured (FHA) residential mortgage loans acquired through the MPP (which includes the original program and MPP Advantage) and, beginning in 2012, participation interests in fixed-rate conventional and government-guaranteed or insured (FHA, VA, RHA and/or HUD) residential mortgage loans originated by the FHLBank of Topeka's member institutions through their participation in the MPF Program offered by the FHLBank of Chicago.

The following tables present information on Mortgage Loans Held for Portfolio:

	September 30, 2012			December 31, 2011
By Term	MPP	MPF	Total	MPP (3)
Fixed-rate medium-term (1) mortgages	$904,694	$9,375	$914,069	$835,737
Fixed-rate long-term (2) mortgages	4,815,573	54,304	4,869,877	5,079,166
Total Mortgage Loans Held for Portfolio, UPB	5,720,267	63,679	5,783,946	5,914,903
Unamortized premiums	72,377	2,126	74,503	55,682
Unamortized discounts	(12,834)	—	(12,834)	(16,971)
Hedging adjustments	7,909	419	8,328	4,828
Allowance for loan losses	(9,975)	(25)	(10,000)	(3,300)
Total Mortgage Loans Held for Portfolio, net	$5,777,744	$66,199	$5,843,943	$5,955,142

	September 30, 2012			December 31, 2011
By Type	MPP	MPF	Total	MPP (3)
Conventional	$4,786,326	$40,747	$4,827,073	$4,895,073
Government	933,941	22,932	956,873	1,019,830
Total Mortgage Loans Held for Portfolio, UPB	$5,720,267	$63,679	$5,783,946	$5,914,903

(1)	Medium-term is defined as an original term of 15 years or less.

(2)	Long-term is defined as an original term greater than 15 years.

(3)
For financial reporting purposes, the MPP UPB at December 31, 2011 includes $573 of MPF Program mortgage loans which were purchased prior to 2011 and are unrelated to the current arrangement with the FHLBank of Topeka.

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

Credit Products. Using a risk-based approach, we consider the amount and quality of the collateral pledged and the borrower's financial condition to be indicators of credit quality on the borrower's credit products. At September 30, 2012 and December 31, 2011, we had rights to collateral on a member-by-member basis with an estimated value in excess of our outstanding extensions of credit.

At September 30, 2012 and December 31, 2011, we did not have any credit products that were past due, on non-accrual status, or considered impaired.

Based upon the collateral held as security, our credit extension and collateral policies, our credit analysis and the repayment history on credit products, we have not recorded any allowance for credit losses on credit products. At September 30, 2012 and December 31, 2011, no liability to reflect an allowance for credit losses for off-balance sheet credit exposures was recorded. For additional information about off-balance sheet credit exposure, see Note 15 – Commitments and Contingencies.

Term Securities Purchased Under Agreements to Resell and Term Federal Funds Sold. We held no term securities purchased under agreements to resell at September 30, 2012 or December 31, 2011. The Securities Purchased Under Agreements to Resell at September 30, 2012 were all overnight investments. The Federal Funds Sold at September 30, 2012 were all overnight investments. All investments in term federal funds sold as of December 31, 2011 were repaid according to the contractual terms.

Mortgage Loans.

Government-Guaranteed or Insured. The servicer provides and maintains insurance or a guaranty from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government mortgage loans. Any losses incurred on such loans that are not recovered from the insurer or guarantor are absorbed by the servicers. Therefore, we only have credit risk for these loans if the servicer fails to pay for losses not covered by FHA or HUD insurance, or VA or RHA guarantees. Based upon our assessment of our servicers, we did not establish an allowance for credit losses for government mortgage loans at September 30, 2012 or December 31, 2011. Further, due to the government guarantee or insurance on these loans, these mortgage loans are not placed on non-accrual status.

Conventional MPP. Our allowance for loan losses is based on our best estimate of probable losses over the loss emergence period. After conducting a study of the length of time delinquent mortgage loans remain outstanding and updating our analysis in the second quarter, we increased the loss emergence period from 12 months to 24 months, which, after consideration of the recoverable credit enhancements, resulted in an immaterial increase in the allowance. We use the MPP portfolio's delinquency migration to determine whether a loss event is probable. Once a loss event is deemed to be probable, we utilize a systematic methodology that incorporates all credit enhancements and servicer advances to establish the allowance for loan losses. Our methodology also incorporates a calculation of the potential effect of various adverse scenarios on the allowance. We assess whether the likelihood of incurring the losses resulting from the adverse scenarios during the next 24 months is probable. As a result of our methodology, our allowance for loan losses reflects our best estimate of the inherent losses in our MPP portfolio (including MPP Advantage).

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Conventional MPF. Our management of credit risk in the MPF Program considers the several layers of loss protection that are defined in agreements among the FHLBank of Topeka and its PFIs. The availability of loss protection may differ slightly among MPF products. Our loss protection consists of the following loss layers, in order of priority:

(i) Homeowner equity;
(ii) PMI. PMI covers all loans with homeowner equity of less than 20% of the original purchase price or appraised value;
(iii) FLA. The FLA functions as a tracking mechanism for determining our potential loss exposure under each master commitment prior to the PFI’s CE Obligation.
(iv) CE Obligation. PFIs have a CE Obligation to absorb losses in excess of the FLA in order to limit our loss exposure to that of an investor in an MBS that is rated the equivalent of AA by an NRSRO. PFIs must fully collateralize their CE Obligation with assets considered acceptable by the FHLBank of Topeka.

Our allowance for loan losses is based on our best estimate of probable losses over the loss emergence period. The allowance for conventional loans is determined by performing migration analysis (movement of loans through the various stages of delinquency) to determine the probability of default and loss severity rates. Additional analyses include consideration of various data observations such as past performance, current performance, loan portfolio characteristics, collateral-related characteristics, industry data and prevailing economic conditions. The measurement of the allowance for loan losses consists of: (i) reviewing the mortgage loans at the individual master commitment level to determine underlying FLA and CE Obligations outstanding; (ii) reviewing specifically identified collateral-dependent loans for impairment, if any; (iii) reviewing homogeneous pools of mortgage loans; and (iv) estimating credit losses in the portfolio based upon the FLA, CE Obligation, default probability ratios and loss severity rates.

Collectively Evaluated Mortgage Loans.

Collectively Evaluated MPP Loans. Our loan loss analysis includes collectively evaluating conventional loans for impairment within each pool purchased under the MPP. The measurement of our allowance for loan losses includes evaluating (i) homogeneous pools of delinquent mortgage loans; and (ii) the current portion of the loan portfolio. This loan loss analysis considers MPP pool-specific attribute data, estimated liquidation value of real estate collateral held, estimated costs associated with maintaining and disposing of the collateral, and credit enhancements. Delinquency reports are used to determine the population of loans incorporated into the allowance for loan loss analysis.

Collectively Evaluated MPF Loans. The credit risk analysis of conventional loans evaluated collectively for impairment considers loan pool-specific attribute data, applies estimated loss severities and incorporates the credit enhancements of the mortgage loan products in order to determine our best estimate of probable losses.

Individually Evaluated Mortgage Loans.

Individually Evaluated MPP Loans. Certain conventional mortgage loans that are impaired, primarily troubled debt restructurings, although not considered collateral dependent, may be specifically identified for purposes of calculating the allowance for loan losses. The estimated loan losses on impaired loans may be separately determined because sufficient information exists to make a reasonable estimate of the inherent loss for such loans on an individual loan basis. The measurement of our allowance for loans individually evaluated for loan loss considers loan-specific attribution data similar to loans reviewed on a collective basis.

We also individually evaluate any remaining exposure to loans paid in full by the servicers. A listing of foreclosed properties, provided monthly by the SMI providers, and monthly remittance reports monitored by management, are used to determine the population of delinquent loans paid in full by the servicers. The resulting incurred loss, if any, is equal to the estimated cost associated with maintaining and disposing of the property (which includes the UPB, interest owed on the delinquent loan to date, and estimated costs associated with disposing the collateral) less the estimated fair value of the collateral (net of estimated selling costs) and the amount of other credit enhancements including the PMI, LRA and SMI.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Credit Enhancements.

MPP Credit Enhancements. Our allowance for loan losses considers the credit enhancements associated with conventional mortgage loans under the MPP, which includes the original program and MPP Advantage. Any estimated losses that would be recovered from the credit enhancements are not reserved for as part of our allowance for loan losses. However, as part of the estimate of the recoverable credit enhancements, we evaluate the recovery and collectability related to our PMI/SMI policies. As a result, we reduced our estimates of recovery associated with the expected amount of our claims for several providers of these policies by $6,473 in determining our allowance for loan losses at September 30, 2012.

The credit enhancements are applied to the estimated losses after any remaining borrower's equity in the following order: any applicable PMI up to coverage limits, any available funds remaining in the LRA, and any SMI coverage (not applicable to the MPP Advantage) up to the policy limits. Since we would bear any remaining loss, an estimate of the remaining loss is included in our allowance for loan losses.

The following table presents the impact of credit enhancements on the allowance:

MPP Credit Waterfall	September 30, 2012	December 31, 2011
Estimated losses remaining after borrower's equity, before credit enhancements	$(59,590)	$(49,349)
Portion of estimated losses recoverable from PMI	5,995	6,570
Portion of estimated losses recoverable from LRA	9,920	11,659
Portion of estimated losses recoverable from SMI	33,700	27,820
Allowance for loan losses	$(9,975)	$(3,300)

The following table presents the changes in the LRA, which is recorded in Other Liabilities in the Statement of Condition:

	Nine Months Ended	Nine Months Ended
LRA Activity	September 30, 2012	September 30, 2011
Balance of LRA, beginning of period	$23,408	$21,896
Additions	13,017	5,759
Claims paid	(6,165)	(5,941)
Distributions	(634)	(687)
Balance of LRA, end of period	$29,626	$21,027

MPF Credit Enhancements. We pay the PFI a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the CE Obligation loss layer up to an agreed-upon amount. Performance-based fees may be withheld to cover losses allocated to us. We record CE Fees paid to the PFIs as a reduction to mortgage interest income. Our gross and net CE Fees paid to PFIs were $1 and $1, respectively, for the three and nine months ended September 30, 2012. We had no performance-based CE Fees withheld or recovered from PFIs in 2012.

If losses occur in a master commitment, these losses will either be: (a) recovered through the withholding of future performance-based CE Fees from the PFI or (b) absorbed by us in the FLA. As of September 30, 2012, our exposure under the FLA was $233 with CE Obligations available to cover losses in excess of the FLA totaling $1,884. Any estimated losses that would be absorbed by the CE Obligation are not reserved for as part of our allowance for loan losses. Accordingly, the calculated allowance was reduced by $19 as of September 30, 2012 for the amount in excess of the FLA to be covered by PFIs’ CE Obligations. The resulting allowance for MPF loan losses at September 30, 2012 was $25.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Allowance for Loan Losses on Mortgage Loans. The tables below present a rollforward of our allowance for loan losses on mortgage loans, the allowance for loan losses by impairment methodology, and the recorded investment in mortgage loans by impairment methodology. The recorded investment in a loan is the UPB of the loan, adjusted for accrued interest, net of deferred loan fees or costs, unamortized premiums or discounts (which may include the basis adjustment related to any gain or loss on a delivery commitment prior to being funded) and direct write-downs. The recorded investment is not net of any valuation allowance.

	MPP	MPF
Rollforward of Allowance	Conventional	Conventional	Total
Allowance for loan losses on mortgage loans, July 1, 2012	$5,000	$—	$5,000
Charge-offs	(634)	—	(634)
Provision (reversal) for loan losses	5,609	25	5,634
Allowance for loan losses on mortgage loans, September 30, 2012	$9,975	$25	$10,000

Allowance for loan losses on mortgage loans, January 1, 2012	$3,300	$—	$3,300
Charge-offs	(1,217)	—	(1,217)
Provision (reversal) for loan losses	7,892	25	7,917
Allowance for loan losses on mortgage loans, September 30, 2012	$9,975	$25	$10,000

Allowance for loan losses on mortgage loans, July 1, 2011	$1,900	$—	$1,900
Charge-offs	(650)	—	(650)
Provision (reversal) for loan losses	1,550	—	1,550
Allowance for loan losses on mortgage loans, September 30, 2011	$2,800	$—	$2,800

Allowance for loan losses on mortgage loans, January 1, 2011	$500	$—	$500
Charge-offs	(1,409)	—	(1,409)
Provision (reversal) for loan losses	3,709	—	3,709
Allowance for loan losses on mortgage loans, September 30, 2011	$2,800	$—	$2,800

	MPP	MPF
Allowance for Loan Losses, September 30, 2012	Conventional	Conventional	Total
Loans collectively evaluated for impairment	$8,744	$25	$8,769
Loans individually evaluated for impairment (1)	1,231	—	1,231
Total allowance for loan losses	$9,975	$25	$10,000

Recorded Investment, September 30, 2012
Loans collectively evaluated for impairment	$4,838,246	$42,589	$4,880,835
Loans individually evaluated for impairment (1)	14,969	—	14,969
Total recorded investment	$4,853,215	$42,589	$4,895,804

Allowance for Loan Losses, December 31, 2011
Loans collectively evaluated for impairment	$1,613	$—	$1,613
Loans individually evaluated for impairment (1)	1,687	—	1,687
Total allowance for loan losses	$3,300	$—	$3,300

Recorded Investment, December 31, 2011
Loans collectively evaluated for impairment	$4,934,077	$—	$4,934,077
Loans individually evaluated for impairment (1)	2,496	—	2,496
Total recorded investment	$4,936,573	$—	$4,936,573

(1)
The recorded investment in our MPP conventional loans individually evaluated for impairment excludes potential claims by servicers as of September 30, 2012 and December 31, 2011 for any losses resulting from past or future liquidations of the underlying properties on $16,928 and $20,890, respectively, of principal that was previously paid in full by the servicers. However, the MPP conventional loan allowance for loan losses includes $1,138 and $1,678 for these potential claims as of September 30, 2012 and December 31, 2011, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Credit Quality Indicators. The tables below present our key credit quality indicators for mortgage loans at September 30, 2012 and December 31, 2011:

	MPP		MPF
Mortgage Loans Held for Portfolio as of September 30, 2012	Conventional	FHA	Conventional	Government	Total
Past due 30-59 days delinquent	$58,376	$33,423	$2	$73	$91,874
Past due 60-89 days delinquent	21,466	7,973	—	—	29,439
Past due 90 days or more delinquent	111,437	4,906	—	—	116,343
Total past due	191,279	46,302	2	73	237,656
Total current	4,661,936	910,945	42,587	23,721	5,639,189
Total mortgage loans, recorded investment	4,853,215	957,247	42,589	23,794	5,876,845
Net unamortized premiums	(40,736)	(18,807)	(1,335)	(791)	(61,669)
Hedging adjustments	(6,981)	(928)	(419)	—	(8,328)
Accrued interest receivable	(19,172)	(3,571)	(88)	(71)	(22,902)
Total Mortgage Loans Held for Portfolio, UPB	$4,786,326	$933,941	$40,747	$22,932	$5,783,946

Other Delinquency Statistics as of September 30, 2012
In process of foreclosure, included above (1)	$84,977	$—	$—	$—	$84,977
Serious delinquency rate (2)	2.30%	0.50%	—%	—%	1.98%
Past due 90 days or more still accruing interest (3)	$110,707	$4,906	$—	$—	$115,613
On non-accrual status	2,703	—	—	—	2,703

	MPP
Mortgage Loans Held for Portfolio as of December 31, 2011	Conventional	FHA	Total
Past due 30-59 days delinquent	$77,722	$50,969	$128,691
Past due 60-89 days delinquent	32,522	9,064	41,586
Past due 90 days or more delinquent	122,960	6,362	129,322
Total past due	233,204	66,395	299,599
Total current	4,703,369	980,033	5,683,402
Total mortgage loans, recorded investment	4,936,573	1,046,428	5,983,001
Net unamortized premiums	(17,102)	(21,609)	(38,711)
Hedging adjustments	(3,786)	(1,042)	(4,828)
Accrued interest receivable	(20,612)	(3,947)	(24,559)
Total Mortgage Loans Held for Portfolio, UPB	$4,895,073	$1,019,830	$5,914,903

Other Delinquency Statistics as of December 31, 2011
In process of foreclosure, included above (1)	$84,757	$—	$84,757
Serious delinquency rate (2)	2.49%	0.61%	2.16%
Past due 90 days or more still accruing interest (3)	$122,918	$6,362	$129,280
On non-accrual status	239	—	239

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

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Real Estate Owned. We do not have any MPP loans classified as real estate owned as the servicers foreclose in their name and then generally pay off the delinquent loans at the completion of the foreclosure or liquidation of the foreclosed properties. Subsequently, the servicers may submit claims to us for any losses on these previously paid-off loans, which are incorporated in the determination of our allowance for loan losses.

We did not have any MPF loans classified as real estate owned at September 30, 2012 or December 31, 2011.

Troubled Debt Restructurings. Troubled debt restructurings related to MPP loans occur when a concession is granted to a borrower for economic or legal reasons related to the borrower's financial difficulties that would not have been otherwise considered. Although we do not participate in government-sponsored loan modification programs, we do consider certain conventional loan modifications to be a troubled debt restructuring when the modification agreement permits the recapitalization of past due amounts, generally up to the original loan amount. Under this type of modification, no other terms of the original loan are modified, except for the possible extension of the contractual maturity date on a case by case basis. In no event does the borrower's original interest rate change.

Troubled debt restructurings related to MPF loans occur when a concession is granted to a borrower for economic or legal reasons related to the borrower's financial difficulties that would not have been otherwise considered. Our troubled debt restructurings generally involve modifying the borrower's monthly payment for a period of up to 36 months. There were no MPF troubled debt restructurings at September 30, 2012 or December 31, 2011.

The table below presents the recorded investment of the performing and non-performing troubled debt restructurings.

	September 30, 2012			December 31, 2011
Recorded Investment	Performing	Non-Performing (1)	Total	Performing	Non-Performing (1)	Total
MPP conventional loans	$12,570	$2,399	$14,969	$2,298	$198	$2,496

(1)	Represents loans on non-accrual status only.

During the three and nine months ended September 30, 2012, we had a limited number of troubled debt restructurings of mortgage loans. The table below presents the financial effect of the modifications for the three and nine months ended September 30, 2012. The pre- and post-modification amounts represent the amount of recorded investment as of the date the loans were modified.

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
Troubled Debt Restructurings at Modification Date	Pre-Modification	Post-Modification(1)	Pre-Modification	Post-Modification(1)
MPP conventional loans	$2,163	$2,325	$11,931	$12,843

(1)	Includes the capitalization of interest previously paid under scheduled/scheduled payment terms.

During the three and nine months ended September 30, 2012, certain conventional MPP loans considered as troubled debt restructurings within the previous 12 months experienced a payment default. The recorded investment of these loans was $3,923 at September 30, 2012. During the three and nine months ended September 30, 2011, no conventional MPP loans considered as troubled debt restructurings within the previous 12 months experienced a subsequent payment default.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

A loan considered to be a troubled debt restructuring is individually evaluated for impairment when determining its related allowance for loan losses. The tables below present the conventional loans individually evaluated for impairment that were considered impaired as of September 30, 2012. The first table presents the recorded investment, UPB and related allowance associated with these loans while the next tables present the average recorded investment of individually impaired loans and related interest income recognized.

	September 30, 2012			December 31, 2011
Individually Evaluated Loans	Recorded Investment	UPB	Related Allowance for Loan Losses	Recorded Investment	UPB	Related Allowance for Loan Losses
MPP conventional loans without allowance for loan losses	$12,570	$12,482	$—	$2,298	$2,283	$—
MPP conventional loans with allowance for loan losses	2,399	2,367	93	198	193	9
Total	$14,969	$14,849	$93	$2,496	$2,476	$9

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
Individually Evaluated Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
MPP conventional loans without allowance for loan losses	$11,438	$182	$6,975	$377
MPP conventional loans with allowance for loan losses	2,404	35	1,519	79
Total	$13,842	$217	$8,494	$456

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
Individually Evaluated Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
MPP conventional loans without allowance for loan losses	$475	$13	$237	$15
MPP conventional loans with allowance for loan losses	46	2	23	2
Total	$521	$15	$260	$17

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

The following table presents the notional amount and fair value of derivative instruments. For purposes of this disclosure, the derivative values include the related accrued interest.

	Notional	Fair Value	Fair Value
	Amount of	of Derivative	of Derivative
September 30, 2012	Derivatives	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest-rate swaps	$32,696,324	$82,291	$1,022,472
Total derivatives designated as hedging instruments	32,696,324	82,291	1,022,472
Derivatives not designated as hedging instruments:
Interest-rate swaps	65,000	378	342
Interest-rate caps/floors	340,500	1,117	—
Interest-rate futures/forwards	235,800	—	4,437
Mortgage delivery commitments	234,519	2,919	51
Total derivatives not designated as hedging instruments	875,819	4,414	4,830
Total derivatives before adjustments	$33,572,143	86,705	1,027,302
Netting adjustments		(83,786)	(83,786)
Cash collateral and related accrued interest		—	(736,904)
Total adjustments (1)		(83,786)	(820,690)
Total derivatives, net		$2,919	$206,612

December 31, 2011
Derivatives designated as hedging instruments:
Interest-rate swaps	$33,849,773	$74,405	$969,179
Total derivatives designated as hedging instruments	33,849,773	74,405	969,179
Derivatives not designated as hedging instruments:
Interest-rate swaps	764,477	128	616
Interest-rate caps/floors	305,000	2,190	—
Interest-rate futures/forwards	70,300	—	763
Mortgage delivery commitments	68,069	417	—
Total derivatives not designated as hedging instruments	1,207,846	2,735	1,379
Total derivatives before adjustments	$35,057,619	77,140	970,558
Netting adjustments		(76,647)	(76,647)
Cash collateral and related accrued interest		—	(719,338)
Total adjustments (1)		(76,647)	(795,985)
Total derivatives, net		$493	$174,573

(1)
Amounts represent the effect of legally enforceable master netting agreements that allow us to net settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same counterparties.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents the components of Net Gains (Losses) on Derivatives and Hedging Activities reported in Other Income (Loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Type of Hedge	2012	2011	2012	2011
Net gain (loss) related to fair-value hedge ineffectiveness:
Interest-rate swaps	$(1,973)	$(4,402)	$(2,425)	$(7,232)
Interest-rate futures/forwards	—	—	—	(45)
Total net gain (loss) related to fair-value hedge ineffectiveness	(1,973)	(4,402)	(2,425)	(7,277)
Net gain (loss) for derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	91	(403)	294	4
Interest-rate caps/floors	(301)	(1,578)	(1,577)	(2,624)
Interest-rate futures/forwards	(6,054)	(2,724)	(10,602)	(3,321)
Net interest settlements	(41)	367	(47)	770
Mortgage delivery commitments	5,222	1,425	6,914	1,600
Total net gain (loss) for derivatives not designated as hedging instruments	(1,083)	(2,913)	(5,018)	(3,571)
Net Gains (Losses) on Derivatives and Hedging Activities	$(3,056)	$(7,315)	$(7,443)	$(10,848)

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedging relationships and the effect of those derivatives on Net Interest Income:

	Gain (Loss)	Gain (Loss)	Net Fair-	Effect on
	on	on Hedged	Value Hedge	Net Interest
Three Months Ended September 30, 2012	Derivative	Item	Ineffectiveness	Income (1)
Advances	$(18,727)	$17,638	$(1,089)	$(58,171)
CO Bonds	7,182	(8,364)	(1,182)	12,570
Mortgage Loans (2)	—	—	—	—
AFS securities	(15,789)	16,087	298	(20,157)
Total	$(27,334)	$25,361	$(1,973)	$(65,758)

Three Months Ended September 30, 2011
Advances	$(120,246)	$116,853	$(3,393)	$(77,005)
CO Bonds	4,407	(4,834)	(427)	25,553
Mortgage Loans (2)	—	—	—	(2,623)
AFS securities	(73,876)	73,294	(582)	(17,799)
Total	$(189,715)	$185,313	$(4,402)	$(71,874)

Nine Months Ended September 30, 2012
Advances	$(50,374)	$48,256	$(2,118)	$(178,514)
CO Bonds	19,118	(20,671)	(1,553)	42,397
Mortgage Loans (2)	—	—	—	—
AFS securities	(36,273)	37,519	1,246	(55,995)
Total	$(67,529)	$65,104	$(2,425)	$(192,112)

Nine Months Ended September 30, 2011
Advances	$(150,517)	$143,939	$(6,578)	$(234,613)
CO Bonds	(2,275)	2,240	(35)	89,133
Mortgage Loans (2)	(422)	377	(45)	(3,589)
AFS securities	(94,149)	93,530	(619)	(53,315)
Total	$(247,363)	$240,086	$(7,277)	$(202,384)

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

Credit Risk Exposure	September 30, 2012	December 31, 2011
Total net exposure at fair value	$2,919	$493
Cash collateral held	—	—
Net positive exposure after cash collateral	2,919	493
Other collateral	—	—
Net exposure after collateral	$2,919	$493

The net exposure at fair value includes accrued interest receivable of $0 and $70 at September 30, 2012 and December 31, 2011, respectively. Based on credit analyses and collateral requirements, we do not anticipate any credit losses on our derivative agreements.

We have credit support agreements that contain provisions requiring us to post additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating is lowered by a major credit rating agency, we could be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate estimated fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest on cash collateral) at September 30, 2012 was $939,029 for which we have posted collateral, including accrued interest, with an estimated fair value of $736,904 in the normal course of business. In addition, we held other derivative instruments in a net liability position of $4,488 that are not subject to credit support agreements containing credit-risk related contingent features. If our credit rating had been lowered by a major credit rating agency (from AA+ to AA), we could have been required to deliver up to an additional $44,762 of collateral (at estimated fair value) to our derivative counterparties at September 30, 2012.

Note 10 - Consolidated Obligations

Consolidated Obligations are backed only by the financial resources of the FHLBanks. Although we are primarily liable for our portion of Consolidated Obligations (i.e., those issued on our behalf), we are also jointly and severally liable with the other 11 FHLBanks for the payment of the principal and interest on all Consolidated Obligations of each of the FHLBanks. No FHLBank has ever been asked or required to repay the principal or interest on any Consolidated Obligation on behalf of another FHLBank, and we do not believe that it is probable that we will be asked to do so. The par values of the 12 FHLBanks' outstanding Consolidated Obligations, including Consolidated Obligations held by other FHLBanks, were approximately $674.5 billion and $691.9 billion at September 30, 2012 and December 31, 2011, respectively.

Discount Notes. Our participation in Discount Notes, all of which are due within one year of issuance, was as follows:

Discount Notes	September 30, 2012	December 31, 2011
Book value	$9,560,858	$6,536,109
Par value	9,562,473	6,536,400
Weighted average effective interest rate	0.14%	0.07%

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

CO Bonds. The following table presents our participation in CO Bonds outstanding:

	September 30, 2012		December 31, 2011
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$14,047,175	0.53	$17,071,550	0.54
Due after 1 year through 2 years	4,166,250	1.07	3,346,675	1.60
Due after 2 years through 3 years	1,809,200	2.07	1,448,150	2.67
Due after 3 years through 4 years	906,500	2.44	790,400	2.60
Due after 4 years through 5 years	992,350	1.99	796,400	3.15
Thereafter	5,760,450	3.62	6,839,150	3.88
Total CO Bonds, par value	27,681,925	1.47	30,292,325	1.63
Unamortized bond premiums	38,964		41,393
Unamortized bond discounts	(17,912)		(20,374)
Hedging adjustments	65,406		44,866
Total CO Bonds	$27,768,383		$30,358,210

The following tables present our participation in CO Bonds outstanding by redemption feature and contractual maturity or next call date:

Redemption Feature	September 30, 2012	December 31, 2011
Non-callable	$21,799,925	$22,156,325
Callable	5,882,000	8,136,000
Total CO Bonds, par value	$27,681,925	$30,292,325

Year of Contractual Maturity or Next Call Date	September 30, 2012	December 31, 2011
Due in 1 year or less	$19,482,175	$22,188,550
Due after 1 year through 2 years	3,148,250	3,145,675
Due after 2 years through 3 years	1,347,200	1,137,150
Due after 3 years through 4 years	685,500	540,400
Due after 4 years through 5 years	408,350	475,400
Thereafter	2,610,450	2,805,150
Total CO Bonds, par value	$27,681,925	$30,292,325

Note 11 - Capital

We are subject to capital requirements under our capital plan and the Finance Agency rules and regulations as further disclosed in Note 16 - Capital in our 2011 Form 10-K. As presented in the following table, we were in compliance with the Finance Agency's capital requirements at September 30, 2012 and December 31, 2011. For regulatory purposes, AOCI is not considered capital; MRCS, however, is considered capital.

	September 30, 2012		December 31, 2011
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$738,904	$2,637,510	$624,220	$2,514,614
Regulatory permanent capital-to-asset ratio	4.00%	6.40%	4.00%	6.23%
Regulatory permanent capital	$1,649,254	$2,637,510	$1,615,020	$2,514,614
Leverage ratio	5.00%	9.60%	5.00%	9.34%
Leverage capital	$2,061,567	$3,956,265	$2,018,774	$3,771,921

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Mandatorily Redeemable Capital Stock. At September 30, 2012 and December 31, 2011, we had $450,716 and $453,885, respectively, in capital stock subject to mandatory redemption, which is classified as a liability in the Statement of Condition.

There were 27 former members holding MRCS at September 30, 2012 and December 31, 2011, which include eight and nine institutions, respectively, that were members at the time of their acquisition by the FDIC in its capacity as receiver. As of September 30, 2012, MRCS contractually due to be redeemed within the following 12-month period totaled $41,926.

The following table presents distributions on MRCS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Distributions	2012	2011	2012	2011
Recorded as Interest Expense	$3,355	$3,067	$10,592	$11,629
Recorded as distributions from Retained Earnings	—	1	27	12
Total	$3,355	$3,068	$10,619	$11,641

The distributions from Retained Earnings represent dividends paid to former members for the portion of the previous quarterly period that they were members. The amounts charged to Interest Expense represent distributions to former members for the portion of the period they were not members.

Excess Capital Stock. Excess capital stock is defined as the amount of stock held by a member or former member in excess of that institution's minimum stock requirement. Finance Agency rules limit the ability of an FHLBank to create member excess stock under certain circumstances, including if excess stock exceeds 1% of Total Assets or if the issuance of excess stock would cause excess stock to exceed 1% of Total Assets. Our excess stock totaled $909,227 at September 30, 2012 which equaled approximately 2% of our Total Assets. Therefore, we are currently not permitted to issue new excess stock to members or distribute stock dividends.

Note 12 - Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the components of AOCI for the nine months ended September 30, 2012 and 2011:

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities (Note 3)	Non-Credit OTTI on AFS Securities (Note 3)	Non-Credit OTTI on HTM Securities (Note 4)	Pension Benefits	Total AOCI
Balance, December 31, 2010	$(4,615)	$(68,806)	$(7,056)	$(9,769)	$(90,246)
Other Comprehensive Income (Loss)	7,716	(11,653)	7,056	2,472	5,591
Balance, September 30, 2011	$3,101	$(80,459)	$—	$(7,297)	$(84,655)

Balance, December 31, 2011	$15,080	$(119,274)	$(392)	$(8,955)	$(113,541)
Other Comprehensive Income (Loss)	(1,579)	75,743	60	(1,713)	72,511
Balance, September 30, 2012	$13,501	$(43,531)	$(332)	$(10,668)	$(41,030)

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

•	Mortgage Loans, which consists of mortgage loans purchased from our members and participation interests in mortgage loans purchased by the FHLBank of Topeka from its members under the MPF Program.

The following table presents our financial performance by operating segment:

	Three Months Ended			Nine Months Ended
September 30, 2012	Traditional	Mortgage Loans	Total	Traditional	Mortgage Loans	Total
Net Interest Income	$40,841	$18,241	$59,082	$124,488	$56,860	$181,348
Provision for Credit Losses	—	5,634	5,634	—	7,917	7,917
Other Income (Loss)	(1,336)	(832)	(2,168)	(4,967)	(3,688)	(8,655)
Other Expenses	12,771	1,311	14,082	39,928	3,873	43,801
Income Before Assessments	26,734	10,464	37,198	79,593	41,382	120,975
Total Assessments	3,010	1,046	4,056	9,019	4,138	13,157
Net Income	$23,724	$9,418	$33,142	$70,574	$37,244	$107,818

September 30, 2011
Net Interest Income	$35,059	$20,904	$55,963	$102,399	$69,794	$172,193
Provision for Credit Losses	—	1,550	1,550	—	3,709	3,709
Other Income (Loss)	(3,511)	(1,299)	(4,810)	(28,885)	(1,766)	(30,651)
Other Expenses	14,225	1,633	15,858	38,876	4,195	43,071
Income Before Assessments	17,323	16,422	33,745	34,638	60,124	94,762
Total Assessments, net	1,810	1,871	3,681	6,978	13,465	20,443
Net Income	$15,513	$14,551	$30,064	$27,660	$46,659	$74,319

The following table presents asset balances by segment:

By Date	Traditional	Mortgage Loans	Total
September 30, 2012	$35,387,396	$5,843,943	$41,231,339
December 31, 2011	34,420,348	5,955,142	40,375,490

The estimates used to allocate indirect overhead costs to the Mortgage Loans segment were refined during the first quarter of 2012. This change resulted in a higher proportion of total Other Expenses being allocated to the Mortgage Loans segment, but no change to total Other Expenses. The related prior period amounts have been adjusted accordingly for the purposes of comparability. For the three months ended September 30, 2011, Other Expenses in the Mortgage Loans segment increased, and Other Expenses in the Traditional segment decreased, by $1,073. For the nine months ended September 30, 2011, Other Expenses in the Mortgage Loans segment increased, and Other Expenses in the Traditional segment decreased, by $2,458.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 14 - Estimated Fair Values

The estimated fair value amounts, recorded on the Statement of Condition and/or presented herein, have been determined by using available market and other pertinent information at September 30, 2012 and December 31, 2011, and our best judgment of appropriate valuation methods. Although we use our best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these estimated fair values may not be indicative of the amounts that would have been realized in market transactions at the reporting dates.

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

We review the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. Such reclassifications are reported as transfers in/out at estimated fair value as of the beginning of the quarter in which the changes occur. There were no such transfers during the three and nine months ended September 30, 2012 or 2011.

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

	September 30, 2012
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustment (1)
Assets:
Cash and Due from Banks	$94,938	$94,938	$94,938	$—	$—	$—
Interest-Bearing Deposits	126	126	—	126	—	—
Securities Purchased Under Agreements to Resell	2,150,000	2,150,000	—	2,150,000	—	—
Federal Funds Sold	2,763,000	2,763,000	—	2,763,000	—	—
AFS securities	4,304,067	4,304,067	—	3,683,126	620,941	—
HTM securities	7,280,782	7,521,174	—	7,242,542	278,632	—
Advances	18,652,306	18,839,047	—	18,839,047	—	—
Mortgage Loans Held for Portfolio, net	5,843,943	6,223,179	—	6,164,663	58,516	—
Accrued Interest Receivable	88,426	88,426	—	88,426	—	—
Derivative Assets, net	2,919	2,919	—	86,705	—	(83,786)
Grantor Trust Assets (included in Other Assets)	14,338	14,338	14,338	—	—	—

Liabilities:
Deposits	772,000	772,000	—	772,000	—	—
Consolidated Obligations:
Discount Notes	9,560,858	9,562,473	—	9,562,473	—	—
CO Bonds	27,768,383	28,578,128	—	28,578,128	—	—
Accrued Interest Payable	95,787	95,787	—	95,787	—	—
Derivative Liabilities, net	206,612	206,612	—	1,027,302	—	(820,690)
MRCS	450,716	450,716	450,716	—	—	—

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

Deposits. The estimated fair values of overnight deposits are approximately equal to the carrying values of the deposits because the deposits are primarily overnight deposits or due on demand. We determine the estimated fair value of term deposits by calculating the value assuming next-day maturity and using the LIBOR swap curve.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Consolidated Obligations. Beginning in the first quarter of 2012, we determined the estimated fair value of CO Bonds by using prices received from pricing services, and we assume the estimated fair value of Discount Notes is equal to par value due to their short-term nature. Prior to 2012 we used an internal valuation model and related market-based inputs. These changes did not have a significant impact on the estimated fair values of our Consolidated Obligations as of March 31, 2012.

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

Our valuation technique for estimating the fair values of CO Bonds first requires the establishment of a "median" price for each CO Bond. If three prices were received, the middle price was used; if two prices were received, the average of the two prices was used; and if one price was received, it was used subject to certain validation techniques. All prices that are within a specified tolerance threshold of the median price are included in the cluster of prices that are averaged to compute a default price. Prices that are outside the threshold ("outliers") are subject to further review (which may include, but would not be limited to, a comparison to prices provided by an additional third-party valuation service, prices for similar securities, non-binding dealer estimates, and/or an option-adjusted spread comparison) to determine if an outlier is the best estimate of fair value. If an outlier (or some other price identified in the analysis) is determined to be the best estimate of fair value, then the outlier (or the other price, as appropriate) is used as the final price rather than the default price. If, on the other hand, the analysis confirms that an outlier (or outliers) is (are) in fact not representative of estimated fair value, and the default price is the best estimate, then the default price is used as the final price. If all prices received for a CO Bond are outside the tolerance threshold level of the median price, then there is no default price, and the final price is determined by an evaluation of all outlier prices as described above. In all cases, the final price is used to determine the estimated fair value of the CO Bond. As of September 30, 2012, three prices were received for substantially all of our CO Bonds, and the final prices for substantially all of those bonds were computed by averaging the three prices. Based on our reviews of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, our additional analyses), we believe our final estimated prices result in reasonable estimates of fair value and, further, that the fair value measurements are classified appropriately in the fair value hierarchy.

Mortgage Loans Held for Portfolio. Beginning in the second quarter of 2012, the estimated fair value for certain single-family nonperforming loans represents an estimate of the prices we would receive if we were to sell these loans in the nonperforming whole-loan market. These nonperforming loans are three months or greater delinquent. We calculate the fair value of nonperforming loans based on assumptions about key factors, including collateral value and the present value of expected future cash flows, using our best estimates of the key assumptions, including forecasted credit losses, prepayment rates, forward yield curves and discount rates, commensurate with the risks involved. Collateral value is derived from the current estimated mark-to-market loan-to-value ratio of the individual loan along with a state-level or Metropolitan Statistical Area adjusted value based upon the Finance Agency housing price index. The value of credit enhancements is not included when determining the estimated fair value. We support the calculation by periodically benchmarking the results to a third-party vendor that transacts whole loan sales within this market segment.

Prior to the second quarter of 2012 we used quoted market prices for referenced agency MBS that would be backed by similar mortgage loans based on maturity dates and interest rates and interpolated for differences in coupon between our mortgage loans and the referenced MBS to value these nonperforming loans. These changes did not have a significant impact on the estimated fair values of our mortgage loans as of June 30, 2012. These nonperforming loans are now classified as Level 3 in the fair value hierarchy.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Estimated Fair Value on a Recurring Basis. The following tables present by level within the fair value hierarchy the estimated fair value of our financial assets and liabilities that are recorded at estimated fair value on a recurring basis on our Statement of Condition:

					Netting
September 30, 2012	Total	Level 1	Level 2	Level 3	Adjustment (1)
AFS securities:
GSE debentures	$3,364,727	$—	$3,364,727	$—	$—
TLGP debentures	318,399	—	318,399	—	—
Private-label RMBS	620,941	—	—	620,941	—
Total AFS securities	4,304,067	—	3,683,126	620,941	—
Derivative Assets:
Interest-rate related	—	—	83,786	—	(83,786)
Interest-rate futures/forwards	—	—	—	—	—
Mortgage delivery commitments	2,919	—	2,919	—	—
Total Derivative Assets, net	2,919	—	86,705	—	(83,786)
Grantor Trust Assets (included in Other Assets)	14,338	14,338	—	—	—
Total recurring assets at estimated fair value	$4,321,324	$14,338	$3,769,831	$620,941	$(83,786)

Derivative Liabilities:
Interest-rate related	$202,124	$—	$1,022,814	$—	$(820,690)
Interest-rate futures/forwards	4,437	—	4,437	—	—
Mortgage delivery commitments	51	—	51	—	—
Total Derivative Liabilities, net	206,612	—	1,027,302	—	(820,690)
Total recurring liabilities at estimated fair value	$206,612	$—	$1,027,302	$—	$(820,690)

December 31, 2011
AFS securities:
GSE debentures	$2,025,695	$—	$2,025,695	$—	$—
TLGP debentures	322,442	—	322,442	—	—
Private-label RMBS	601,309	—	—	601,309	—
Total AFS securities	2,949,446	—	2,348,137	601,309	—
Derivative Assets:
Interest-rate related	76	—	76,723	—	(76,647)
Interest-rate futures/forwards	—	—	—	—	—
Mortgage delivery commitments	417	—	417	—	—
Total Derivative Assets, net	493	—	77,140	—	(76,647)
Grantor Trust Assets (included in Other Assets)	13,016	13,016	—	—	—
Total recurring assets at estimated fair value	$2,962,955	$13,016	$2,425,277	$601,309	$(76,647)

Derivative Liabilities:
Interest-rate related	$173,810	$—	$969,795	$—	$(795,985)
Interest-rate futures/forwards	763	—	763	—	—
Mortgage delivery commitments	—	—	—	—	—
Total Derivative Liabilities, net	174,573	—	970,558	—	(795,985)
Total recurring liabilities at estimated fair value	$174,573	$—	$970,558	$—	$(795,985)

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

Estimated Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Balance, beginning of period	$602,975	$601,309
Total realized and unrealized gains (losses):
Net realized losses from sale of AFS securities	—	—
Accretion of credit losses in Net Interest Income	89	644
Net gains (losses) on changes in fair value in Other Income (Loss)	(14)	(3,592)
Net change in fair value not in excess of cumulative non-credit losses in OCI	32,311	64,096
Unrealized gains (losses) in OCI	3,301	8,055
Reclassification of non-credit portion to Other Income (Loss) in OCI	14	3,592
Purchases, issuances, sales and settlements:
Sales	—	—
Settlements	(17,735)	(53,163)
Balance, end of period	$620,941	$620,941

Net gains (losses) included in earnings attributable to changes in fair value relating to assets still held at end of period	$75	$(2,948)

Estimated Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Balance, beginning of period	$805,571	$982,541
Total realized and unrealized gains (losses):
Net realized losses from sale of AFS securities	6,187	4,244
Net gains (losses) on changes in fair value in Other Income (Loss)	(3,556)	(23,240)
Included in OCI	(25,313)	(9,216)
Purchases, issuances, sales and settlements:
Sales	(97,605)	(161,305)
Settlements	(36,221)	(143,961)
Transfers from HTM to AFS securities	17,243	17,243
Balance, end of period	$666,306	$666,306

Net gains (losses) included in earnings attributable to changes in fair value relating to assets still held at end of period	$(3,136)	$(21,335)

Estimated Fair Value on a Nonrecurring Basis. We measure certain HTM securities at estimated fair value on a nonrecurring basis. These assets are not carried at estimated fair value on a recurring basis, but are subject to fair value adjustments only in certain circumstances (e.g., when there is evidence of OTTI).

The table below presents by level within the fair value hierarchy the estimated fair value of HTM securities that are recorded at estimated fair value on a nonrecurring basis at December 31, 2011. There were no HTM securities recorded at estimated fair value on a nonrecurring basis at September 30, 2012.

December 31, 2011	Total	Level 1	Level 2	Level 3
Home equity loan ABS	$588	$—	$—	$588
Total nonrecurring assets at estimated fair value	$588	$—	$—	$588

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 15 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts:

	September 30, 2012			December 31, 2011
By Commitment	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding	$221,927	$228,431	$450,358	$240,599	$271,567	$512,166
Unused lines of credit	809,348	—	809,348	780,409	—	780,409
Commitments to fund additional Advances (1)	33,500	—	33,500	12,052	—	12,052
Commitment to fund or purchase mortgage loans and participation interests	234,519	—	234,519	68,069	—	68,069
Unsettled CO Bonds, at par (2)	892,000	—	892,000	275,000	—	275,000

(1)
Commitments to fund additional Advances are generally for periods up to six months and include $795 and $0 of outstanding commitments to issue standby letters of credit at September 30, 2012 and December 31, 2011, respectively.

(2)	Unsettled CO Bonds of $840,000 and $250,000 at September 30, 2012 and December 31, 2011, respectively, were hedged with associated interest-rate swaps.

Commitments to Extend Credit. A standby letter of credit is a financing arrangement between us and one of our members that is executed for a fee. Commitments to extend credit are fully collateralized at the time of issuance. If we are required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized Advance to the member. The original terms of our standby letters of credit, including related commitments, range from 3 months to 20 years, including a final expiration in 2029. The carrying value of guarantees related to standby letters of credit is recorded in Other Liabilities and totaled $2,588 and $3,580 at September 30, 2012 and December 31, 2011, respectively. See Note 6 - Advances and Note 8 – Allowance for Credit Losses for more information.

Pledged Collateral. We generally execute derivatives with large banks and major broker-dealers and generally enter into bilateral pledge (collateral) agreements. We had pledged $736,817 and $719,292 of cash collateral, at par, at September 30, 2012 and December 31, 2011, respectively. At September 30, 2012 and December 31, 2011, we had not pledged any securities as collateral.

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

	Capital Stock, including MRCS		Advances		Mortgage Loans Held for Portfolio
September 30, 2012	Balance, par value	% of Total	Balance, par value	% of Total	Balance, UPB	% of Total
Flagstar Bank, FSB	$301,737	15%	$3,088,000	17%	$692,198	12%
Bank of America, N.A. (former member)	224,921	11%	300,000	2%	1,302,049	23%
Total	$526,658	26%	$3,388,000	19%	$1,994,247	35%

December 31, 2011
Flagstar Bank, FSB	$301,737	15%	$3,953,000	22%	$752,284	13%
Bank of America, N.A. (former member)	224,921	11%	400,000	2%	1,641,156	27%
Total	$526,658	26%	$4,353,000	24%	$2,393,440	40%

During the three and nine months ended September 30, 2012 and 2011, we had net Advances to (repayments from) related parties as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Related Party	2012	2011	2012	2011
Flagstar Bank, FSB	$(312,000)	$208,429	$(865,000)	$(111,477)
Bank of America, N.A. (former member)	$—	$—	$(100,000)	$(500,000)

During the three and nine months ended September 30, 2012 and 2011, we acquired mortgage loans from related parties as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Related Party	2012	2011	2012	2011
Flagstar Bank, FSB	$—	$—	$—	$81,260

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

	Capital Stock, including MRCS		Advances		Mortgage Loans Held for Portfolio
Date	Balance, par value	% of Total	Balance, par value	% of Total	Balance, UPB	% of Total
September 30, 2012	$73,744	4%	$521,593	3%	$69,819	1%
December 31, 2011	66,652	3%	543,309	3%	42,746	1%

During the three and nine months ended September 30, 2012 and 2011, we had net Advances to (repayments from) directors' financial institutions and we acquired mortgage loans from directors' financial institutions, taking into account the dates of the directors' appointments and resignations, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Transaction	2012	2011	2012	2011
Net Advances to (repayments from) directors' financial institutions	$(18,931)	$(1,855)	$(21,717)	$(42,043)
Mortgage loans acquired from directors' financial institutions	$12,515	$1,928	$24,854	$5,969

Transactions with Other FHLBanks. During the three and nine months ended September 30, 2012, we purchased $65,338 of participation interests in mortgage loans from the FHLBank of Topeka that it purchased from its PFI members under the MPF Program.

Beginning in 2012, we pay an MPF Provider fee to the FHLBank of Chicago for our participation in the MPF Program. This fee is recorded in Other Expenses. For the three and nine months ended September 30, 2012, we recorded $2 in MPF Provider fees to the FHLBank of Chicago.

GLOSSARY OF TERMS

ABS: Asset-backed securities
Advances: Secured loans to members, former members or housing associates
AFS: Available-for-Sale
AHP: Affordable Housing Program
AMA: Acquired Member Assets
AOCI: Accumulated Other Comprehensive Income (Loss)
Bank Act: Federal Home Loan Bank Act of 1932, as amended
CE Fees: Credit Enhancement Fees
CE Obligation: Credit Enhancement Obligation
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
FLA: First Loss Account
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
HUD: Department of Housing and Urban Development
JCE Agreement: Joint Capital Enhancement Agreement, as amended
LIBOR: London Interbank Offered Rate
LRA: Lender risk account
MBS: Mortgage-backed securities
MCC: Master Commitment Contract
Moody's: Moody's Investor Services
MPF®: Mortgage Partnership Finance®
MPP: Mortgage Purchase Program
MRCS: Mandatorily Redeemable Capital Stock
NRSRO: Nationally Recognized Statistical Rating Organization
OCI: Other Comprehensive Income (Loss)
OTTI: Other-than-temporary impairment or impaired (as the context indicates)
PFI: Participating Financial Institution
PMI: Primary mortgage insurance
REFCORP: Resolution Funding Corporation
RHA: Rural Housing Service of the Department of Agriculture
RMBS: Residential mortgage-backed securities
S&P: Standard & Poor's Rating Service
SEC: Securities and Exchange Commission
SMI: Supplemental mortgage insurance
TLGP: The FDIC's Temporary Liquidity Guarantee Program
UPB: Unpaid principal balance
VA: Department of Veterans Affairs
VaR: Value at risk
WAIR: Weighted average interest rate

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Presentation

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our 2011 Form 10-K and the financial statements and related footnotes contained in this Form 10-Q in Item 1. Financial Statements.

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

•
volatility of market prices, interest rates, and indices or other factors, resulting from the effects of, and changes in, various monetary or fiscal policies and regulations, including those determined by the Federal Reserve Board and the FDIC, or a decline in liquidity in the financial markets that could affect the value of investments, including OTTI of private-label MBS, or collateral we hold as security for the obligations of our members and counterparties;

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

Executive Summary

Overview. We are a regional wholesale bank that makes Advances; purchases whole mortgages from our member financial institutions; purchases participation interests in mortgage loans from other FHLBanks; purchases other investments; and provides other financial services to our member financial institutions. Our member financial institutions can consist of federally-insured depository institutions (including commercial banks, thrifts, and credit unions), insurance companies and community development financial institutions. All member financial institutions are required to purchase shares of our Class B Capital Stock as a condition of membership. Our public policy mission is to facilitate and expand the availability of financing for housing and community development. We seek to achieve our mission by providing products and services to our members in a safe, sound, and profitable manner, and by generating a competitive return on their capital investment. See Item 1. Business - Background Information in our 2011 Form 10-K for more information.

We group our products and services within two business segments:

•
Traditional, which includes credit services (such as Advances, letters of credit, and lines of credit), investments (including Federal Funds Sold, Securities Purchased Under Agreements to Resell, AFS securities, and HTM securities), correspondent services and deposits; and

•
Mortgage Loans, which consists of (i) mortgage loans purchased from our members through our MPP and (ii) participation interests purchased from the FHLBank of Topeka in mortgage loans that were purchased by the FHLBank of Topeka from its PFI members under the MPF Program.

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

Economic Conditions. Our financial condition and results of operations are influenced by the general state of the global and national economies; the conditions in the financial, credit and mortgage markets; the prevailing level of interest rates; and the economies in our district states of Indiana and Michigan and their impact on our member financial institutions.

The United States economy entered a recession in December 2007, which ended in June 2009. Although the United States economy has begun to show signs of improvement, many of the effects of the recession and the world-wide financial crisis continued in the United States during the first nine months of 2012, including serious pressures on earnings and capital at many financial institutions, high unemployment rates, and high levels of mortgage delinquencies and foreclosures. Although the housing market remains depressed, recent market indicators including new housing starts and existing home sales are trending slightly higher. Concerns regarding federal tax and spending policies have increased as financial markets anticipate the year-end expiration of tax cuts and other expansionary fiscal measures such as extended unemployment insurance and the temporary payroll tax cut. In addition, absent Congressional action, federal spending reductions in last year's debt ceiling bill are scheduled to be triggered at year end.

Many of the effects of the world-wide financial crisis have also continued to affect the global economy during the first nine months of 2012. During the first quarter of 2012, all three of the major NRSROs announced ratings downgrades on some of the Eurozone countries, or have placed them on review for possible downgrade. According to a report issued by Fitch on June 27, 2012, the severity of the economic crisis in Europe intensified in the second quarter of 2012. During the third quarter of 2012, the European Central Bank announced plans to stop paying interest on overnight deposits in order to encourage investment and lending in Europe and then, later in the quarter, announced plans to support peripheral countries through outright bond purchases. Europe's financial markets and economy remain under significant stress, which is likely to continue to negatively affect the global economy.

The FOMC indicated that it will maintain the target range for the federal funds rate at 0.00-0.25%, as it continues to anticipate that economic conditions, including low rates of resource utilization and subdued inflation trends, are likely to warrant exceptionally low levels of the federal funds rate at least through mid-2015. Although not possible to predict, the continued abnormally low rates in the near-term could cause more interest rate volatility and ultimately higher rates in the future than would normally be anticipated.

The Bureau of Labor Statistics reported that Michigan's preliminary unemployment rate equaled 9.3% for September 2012, while Indiana's preliminary rate was 8.2% compared to the United States rate of 7.8%. According to information provided by LPS Applied Analytics for August 2012, Indiana had a non-current mortgage rate (loans past due 30 days or more) of 11.9%, and Michigan had a non-current mortgage rate of 9.1%, compared to the national rate of 10.9%.

In its most recent forecast, the Center for Econometric Research at Indiana University predicts that the Indiana economy will achieve slow and steady economic growth, with a gradually declining unemployment rate. The most recent forecast published by the Research Seminar in Quantitative Economics at the University of Michigan forecasts a moderately paced but sustained recovery from now through 2014, with some strengthening in 2013 and 2014 compared with 2012. University of Michigan economists expect a moderate rate of state job growth for 2012, primarily in the manufacturing and large trade-transportation- utilities sectors. Although the overall economic outlook for our district is showing some signs of improvement, we believe it will continue to trail the overall United States economy.

The Capital Markets. The Office of Finance, our fiscal agent, issues debt in the global capital markets on behalf of the 12 FHLBanks in the form of Consolidated Obligations, which include CO Bonds and Discount Notes. Our funding operations are dependent on debt issued by the Office of Finance, and the issuance of our debt is affected by events in the capital markets.

Overall, the capital markets continued to experience volatility in the first nine months of 2012, mainly driven by concerns about European sovereigns and the impact of the European recession on other national economies. Other concerns included continued high unemployment and depressed housing prices in the United States.

To support a stronger economic recovery and to help ensure that inflation, over time, is at the rate most consistent with its dual mandate, the FOMC agreed in September to increase policy accommodation by purchasing additional agency mortgage-backed securities at a pace of $40 billion per month. The FOMC also decided to continue its program to extend the average maturity of its holdings of securities as announced in June. To help support conditions in the mortgage markets, the FOMC will maintain its existing policy of reinvesting principal payments from its holdings of agency MBS and agency debt in agency MBS. The FOMC will closely monitor incoming information on economic and financial developments and will provide additional accommodation as needed to promote a stronger economic recovery in a context of price stability.

During the first nine months of 2012, investment in taxable money market funds, which purchase a significant portion of the Discount Notes and short maturity CO Bonds issued by the FHLBanks, declined as low rates and better economic data likely led investors to seek increased returns in riskier asset classes. As a subset of those assets, taxable money market fund investments allocated to the "U.S. Other Agency" category also decreased.

Impact on Operating Results. Events in the capital and housing markets in the last several years have created opportunities to generate spreads well above historical levels on certain types of transactions. Although we expected the frequency and level of higher-spread investment opportunities to diminish in 2012, the current Eurozone crisis and the FOMC program to purchase additional mortgage-backed securities have led to very low costs for our Consolidated Obligations, causing spreads to be wider than expected across most asset classes. We expect Net Interest Income to decline if the cost of our debt increases to pre-crisis levels and the spreads on our assets revert to historical levels. The FOMC's recent decision to increase policy accommodation by purchasing additional agency MBS has affected the credit spreads on agency MBS. Going forward, this could lead to fewer favorable opportunities to invest in these securities.

Reactivation of our Participation in the MPF Program

We participated in the MPF Program from its inception through 2002, when we discontinued active participation in favor of our MPP. In June of 2012, we entered into an MPF Participation Agreement with the FHLBank of Topeka. Under the MPF Participation Agreement, we purchase participation interests in government-guaranteed or insured mortgages originated by certain of the FHLBank of Topeka's member institutions through their participation in the MPF Program offered by the FHLBank of Chicago. We amended the MPF Participation Agreement in July 2012 to enable us to also purchase participation interests in conventional MPF mortgages. To date, all of our purchases have been 75% participation interests. We expect our purchases of MPF participation interests to supplement our MPP purchases and to partially reduce the concentration of mortgage loans in Indiana and Michigan. We do not intend to offer MPF to our members, but instead intend to continue to offer only MPP.

The MPF Participation Agreement contemplates that we share all mortgages and commitments in which we have a participation interest with the FHLBank of Topeka and all of their income, revenue, losses, expenses, pair-off fees, and cash flow proportionate to our respective participation interests in the mortgages or commitments. We treat the acquisition of such participation interests as true sales for accounting purposes, based on a legal opinion obtained from outside counsel.

Under the MPF Program, participating members of MPF FHLBanks (currently the FHLBanks of Boston, Chicago, Des Moines, New York, Pittsburgh, and Topeka) can sell fixed rate, size-conforming, single-family mortgage loans to MPF FHLBanks (closed loans) and originate loans on behalf of their respective MPF FHLBank (table-funded loans). The MPF FHLBank invests in qualifying 5- to 30-year conventional conforming and government-guaranteed or insured (by FHA, VA, RHA and/or HUD) fixed rate mortgage loans on 1- 4 family residential properties. We, in turn, may purchase participation interests in such mortgages from an MPF FHLBank.

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

A majority of the states and some municipalities have enacted laws against mortgage loans considered predatory or abusive. Some of these laws impose liability for violations not only on the originator, but also upon purchasers and assignees of mortgage loans. We rely upon the FHLBank of Topeka to take measures to reduce our exposure to potential liability under these laws and are not aware of any claim, action or proceeding asserting that we are liable under these laws. However, there can be no assurance that we will never have any liability under predatory or abusive lending laws.

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

The MPF Provider publishes and maintains the MPF Origination, Underwriting and Servicing Guides, all of which detail the requirements that the MPF PFIs must follow in originating, underwriting or selling and servicing MPF loans. The MPF Provider maintains the infrastructure through which MPF FHLBanks can fund or purchase MPF loans through their respective PFIs, and through which we can acquire participation interests in certain new MPF loans. In exchange for providing these services, each MPF FHLBank pays the MPF Provider a fee, which is based upon the unpaid balances of MPF loans funded. We will pay a proportion of the MPF Provider's fee that is based on the proportion of the unpaid balance of MPF loans in which we have acquired participation interests.

MPF PFIs. MPF FHLBanks permit their respective members and eligible housing associates to apply to become MPF PFIs. The MPF FHLBank reviews the general eligibility of the member, its servicing qualifications and its ability to supply documents, data and reports required to be delivered by such PFIs under the MPF Program. A Participating Financial Institution Agreement with the FHLBank provides the terms and conditions for the sale or funding of MPF loans, including required CE Obligations, and establishes the terms and conditions for servicing MPF loans. All of the MPF PFI's CE Obligations under this agreement are secured in the same manner as the other obligations of the PFI under its Advances agreement with its FHLBank. The participating MPF FHLBank has the right under its respective Advances agreement to request additional collateral to secure the PFI's MPF CE Obligations. The FHLBank of Topeka is the lead bank under our MPF Participation Agreement. It has the capability under the individual bank pricing option to change the pricing offered to its MPF PFIs, but the change affects all delivery commitment terms and loan note rates in the same amount for all of its MPF PFIs.

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

Mortgage Standards. PFIs are required to deliver mortgage loans that meet the eligibility requirements in the MPF Origination, Underwriting and Servicing Guides. The eligibility guidelines in the MPF Origination, Underwriting and Servicing Guides applicable to MPF loans are broadly summarized as follows:

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

Allocation of Risk. The MPF Program is designed to allocate risks associated with MPF loans between the investors and the PFIs. PFIs have direct knowledge of their mortgage markets and have developed expertise in underwriting and servicing residential mortgage loans. By allowing PFIs to originate MPF loans, whether through retail or wholesale operations, and to retain or acquire servicing of MPF loans, the MPF Program gives control of those functions that most impact credit quality to PFIs. We are responsible for managing the interest rate, prepayment and liquidity risks associated with owning MPF loans. See Risk Management - Credit Risk Management - MPF Program for more information.

Under the Finance Agency's AMA regulation, the PFI "must bear the direct economic consequences" of certain losses with respect to a master commitment based upon the MPF product and other criteria. To comply with these regulations, MPF purchases and fundings (like purchases and fundings under MPP) are structured so that the credit risk associated with MPF loans is shared with PFIs. The master commitment defines the pool of MPF loans for which the CE Obligation is set, so the risk associated with investing in such a pool of MPF loans is equivalent to investing in a AA-rated asset.

For conventional MPF loan products in which we purchase participation interests, PFIs assume or retain a portion of the credit risk. Subsequent to any PMI, we and the FHLBank of Topeka share in the credit risk of the loans with the PFI. Along with the FHLBank of Topeka, in proportion to our respective participation interests in MPF loans, we assume the first layer of loss coverage as defined by the FLA. If losses beyond the FLA layer are incurred for a pool, the PFI assumes the loan losses up to the amount of the CE Obligation as specified in a master commitment agreement for each pool of mortgage loans purchased from the PFI. The CE Obligation provided by the PFI ensures it retains a credit stake in the loans it sells. PFIs are paid a credit enhancement fee for managing this credit risk. In some instances, all or a portion of the credit enhancement fee may be based on performance. Any losses in excess of the FLA and the member's CE Obligation for a pool of MPF loans are then shared between us and the FHLBank of Topeka in proportion to our participation interests in such MPF loans. PFIs' CE Obligations must be fully collateralized with assets considered eligible under the FHLBank of Topeka's collateral policy. However, each MPF PFI's CE Obligations are secured by the collateral that also secures the rest of the PFI's obligations to the FHLBank of Topeka generally, and are not collateralized for our specific benefit.

Summary of Selected Financial Data

The following table presents a summary of certain financial information as of and for the three-month periods indicated ($ amounts in millions):

	As of and for the Three Months Ended
	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Statement of Condition:
Total Assets	$41,231	$40,165	$39,469	$40,375	$40,950
Advances	18,652	18,814	18,042	18,568	18,564
Investments (1)	16,498	15,239	15,149	15,203	15,828
Mortgage Loans Held for Portfolio	5,854	5,785	5,843	5,958	6,110
Allowance for loan losses	(10)	(5)	(3)	(3)	(3)
Discount Notes	9,561	7,557	5,969	6,536	6,981
CO Bonds	27,768	28,720	29,337	30,358	29,855
Total Consolidated Obligations	37,329	36,277	35,306	36,894	36,836
MRCS	451	451	457	454	483
Capital Stock, Class B Putable	1,617	1,608	1,565	1,563	1,553
Retained Earnings	570	549	527	498	472
AOCI	(41)	(80)	(82)	(114)	(85)
Total Capital	2,146	2,077	2,010	1,947	1,940

Statement of Income:
Net Interest Income	$59	$60	$62	$59	$56
Provision for Credit Losses	6	2	—	1	2
Net OTTI credit losses	—	—	(3)	(1)	(5)
Other Income (Loss), excluding net OTTI credit losses	(2)	(5)	2	(1)	—
Other Expenses	14	15	15	15	16
Total Assessments	4	4	5	5	3
Net Income	$33	$34	$41	$36	$30

Selected Financial Ratios:
Return on average equity (2)	6.25%	6.53%	8.42%	7.27%	6.19%
Return on average assets	0.32%	0.33%	0.41%	0.34%	0.29%
Dividend payout ratio (3)	35.59%	35.05%	28.37%	26.90%	32.76%
Net interest margin (4)	0.57%	0.59%	0.62%	0.57%	0.54%
Total capital ratio (5)	5.20%	5.17%	5.09%	4.82%	4.74%
Total regulatory capital ratio (6)	6.40%	6.49%	6.46%	6.23%	6.12%
Average equity to average assets	5.07%	5.02%	4.83%	4.65%	4.67%
Weighted average dividend rate, Class B stock (7)	3.00%	3.00%	3.00%	2.50%	2.50%
Par amount of outstanding Consolidated Obligations for all 12 FHLBanks	$674,487	$685,195	$658,015	$691,868	$696,606

(1)	Investments consist of Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, Federal Funds Sold, AFS securities, HTM securities, and loans to other FHLBanks.

(2)	Return on average equity is Net Income expressed as a percentage of average total capital.

(3)	The dividend payout ratio is calculated by dividing dividends paid in cash during the period by Net Income for the period.

(4)	Net interest margin is Net Interest Income expressed as a percentage of average interest-earning assets.

(5)	Total capital ratio is Capital Stock plus Retained Earnings and AOCI expressed as a percentage of Total Assets.

(6)	Total regulatory capital ratio is Capital Stock plus Retained Earnings and MRCS expressed as a percentage of Total Assets.

(7)	The weighted average dividend rate is calculated by dividing dividends paid in cash during the period by the average of Class B Capital Stock eligible for dividends (i.e., excludes MRCS).

Results of Operations and Changes in Financial Condition

Net Income for the Three and Nine Months Ended September 30, 2012 and 2011. Net Income for the three months ended September 30, 2012 was $33.1 million. The increase of $3.1 million compared to the same period in 2011 was primarily due to wider spreads on certain interest-earning assets and lower OTTI credit losses on our private-label MBS. Net Interest Income After Provision for Credit Losses decreased by $1.0 million or 2% in the third quarter of 2012, compared to the same period in 2011, primarily due to an increase in the provision for credit losses and a decrease in prepayment fees on Advances.

Net Income for the first nine months of 2012 was $107.8 million. The increase of $33.5 million compared to the same period in 2011 was primarily due to lower OTTI credit losses on our private-label MBS, wider spreads on certain interest-earning assets and a decrease in total assessments as a result of satisfying our obligation to REFCORP as of June 30, 2011. Net Interest Income After Provision for Credit Losses increased by $4.9 million or 3% in the first nine months of 2012, compared to the same period in 2011, primarily due to wider spreads on our interest-earning assets, partially offset by an increase in the provision for credit losses and lower levels of certain interest-earning assets.

The following table presents the comparative highlights of our results of operations ($ amounts in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
Comparative Highlights	2012	2011	Change	Change	2012	2011	Change	Change
Net Interest Income After Provision for Credit Losses	$53	$54	$(1)	(2%)	$173	$168	$5	3%
Other Income (Loss)	(2)	(5)	3	55%	(8)	(31)	23	72%
Other Expenses	14	16	(2)	(11%)	44	43	1	2%
Income Before Assessments	37	33	4	10%	121	94	27	28%
Total Assessments	4	3	1	10%	13	20	(7)	(36%)
Net Income	$33	$30	$3	10%	$108	$74	$34	45%

Changes in Financial Condition for the Nine Months Ended September 30, 2012. Total Assets at September 30, 2012 were $41.2 billion, a net increase of $855.8 million compared to December 31, 2011. Advances outstanding totaled $18.7 billion. The net increase of 0.5% compared to December 31, 2011 was attributable to higher Advances to our insurance company members, partially offset by lower Advances to our depository members. Mortgage Loans Held for Portfolio totaled $5.8 billion, which includes participation interests purchased from the FHLBank of Topeka in the third quarter under our reactivated MPF Program. The net decrease of 2% compared to December 31, 2011 was attributable to repayments exceeding the purchases of mortgage loans under our MPP. Investments totaled $16.5 billion at September 30, 2012. The net increase of 8.5% compared to December 31, 2011 was attributable to an increase in short-term investments.

Consolidated Obligations totaled $37.3 billion at September 30, 2012. The net increase of $434.9 million or 1% compared to December 31, 2011 was attributable to higher funding needs.

Total Capital was $2.1 billion at September 30, 2012. The increase of $198.6 million for the first nine months of 2012 consisted of a net increase in Capital Stock of $53.5 million, a net increase in Retained Earnings of $72.6 million, and a favorable change in AOCI of $72.5 million, primarily due to an increase in the fair value of OTTI securities.

The following table presents the changes in financial condition ($ amounts in millions):

Condensed Statements of Condition	September 30, 2012	December 31, 2011	$ Change	% Change
Advances	$18,652	$18,568	$84	—%
Mortgage Loans Held for Portfolio, net	5,844	5,955	(111)	(2%)
Investments (1)	16,498	15,203	1,295	9%
Other Assets (2)	237	649	(412)	(64%)
Total Assets	$41,231	$40,375	$856	2%

Consolidated Obligations	$37,329	$36,894	$435	1%
Mandatorily Redeemable Capital Stock	451	454	(3)	(1%)
Other Liabilities	1,305	1,080	225	21%
Total Liabilities	39,085	38,428	657	2%
Capital Stock, Class B Putable	1,617	1,563	54	3%
Retained Earnings	570	498	72	15%
Accumulated Other Comprehensive Income (Loss)	(41)	(114)	73	64%
Total Capital	2,146	1,947	199	10%
Total Liabilities and Capital	$41,231	$40,375	$856	2%

Total Regulatory Capital (3)	$2,638	$2,515	$123	5%

(1)	Includes HTM Securities, AFS Securities, Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, and Federal Funds Sold.

(2)	Other Assets includes Cash and Due From Banks of $94.9 million and $512.7 million at September 30, 2012 and December 31, 2011, respectively.

(3)	Total Regulatory Capital is Total Capital plus MRCS less AOCI.

Analysis of Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011

Net Interest Income After Provision for Credit Losses. Net Interest Income, which is primarily the interest earned on Advances, short-term investments, investment securities and Mortgage Loans Held for Portfolio less the interest paid on Consolidated Obligations and Interest-Bearing Deposits, is our primary source of earnings.

Factors that increased Net Interest Income After Provision for Credit Losses for the three months ended September 30, 2012, compared to the same period in 2011, included:

•	wider spreads on Advances, short-term investments and investment securities, primarily due to lower funding costs; and

•	higher average balances of Advances.

These increases were partially offset by:

•	lower average balances of short-term investments and Mortgage Loans Held for Portfolio;

•	narrower spreads on Mortgage Loans Held for Portfolio;

•	an increase in the Provision for Credit Losses on Mortgage Loans Held for Portfolio; and

•	lower Prepayment Fees on Advances.

Factors that increased Net Interest Income After Provision for Credit Losses for the nine months ended September 30, 2012, compared to the same period in 2011, included:

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

The following tables present average balances, interest income and expense, and average yields of our major categories of interest-earning assets and the sources funding those interest-earning assets ($ amounts in millions):

	Three Months Ended September 30,
	2012			2011
	Average Balance	Interest Income/ Expense	Average Yield (6)	Average Balance	Interest Income/ Expense	Average Yield (6)
Assets:
Federal Funds Sold and Securities Purchased Under Agreements to Resell	$4,389	$2	0.16%	$4,355	$1	0.09%
Investment securities (1)	11,550	50	1.70%	11,827	55	1.84%
Advances (2)	18,889	43	0.92%	18,054	43	0.95%
Mortgage Loans Held for Portfolio (2)	5,811	63	4.29%	6,202	72	4.63%
Other Assets (interest-earning) (3) (4)	747	—	0.45%	511	(1)	(0.84%)
Total interest-earning assets	41,386	158	1.52%	40,949	170	1.65%
Other Assets (5)	236			334
Total Assets	$41,622			$41,283

Liabilities and Capital:
Interest-Bearing Deposits	$801	—	0.01%	$1,275	—	0.01%
Discount Notes	8,236	2	0.12%	8,663	2	0.09%
CO Bonds (2)	28,784	93	1.29%	27,738	109	1.56%
MRCS	451	4	2.96%	495	3	2.46%
Other borrowings	—	—	—%	—	—	—%
Total interest-bearing liabilities	38,272	99	1.03%	38,171	114	1.19%
Other Liabilities	1,240			1,184
Total Capital	2,110			1,928
Total Liabilities and Capital	$41,622			$41,283

Net Interest Income		$59			$56

Net spread on interest-earning assets less interest-bearing liabilities			0.49%			0.46%

Net interest margin (7)			0.57%			0.54%

Average interest-earning assets to interest-bearing liabilities	1.08			1.07

	Nine Months Ended September 30,
	2012			2011
	Average Balance	Interest Income/ Expense	Average Yield (6)	Average Balance	Interest Income/ Expense	Average Yield (6)
Assets:
Federal Funds Sold and Securities Purchased Under Agreements to Resell	$3,882	$4	0.14%	$6,284	$7	0.14%
Investment securities (1)	11,610	156	1.78%	11,810	174	1.97%
Advances (2)	18,781	135	0.96%	17,775	124	0.94%
Mortgage Loans Held for Portfolio (2)	5,836	196	4.48%	6,389	229	4.79%
Other Assets (interest-earning) (3) (4)	747	1	0.37%	201	—	(0.31%)
Total interest-earning assets	40,856	492	1.61%	42,459	534	1.68%
Other Assets (5)	283			328
Total Assets	$41,139			$42,787

Liabilities and Capital:
Interest-Bearing Deposits	$946	—	0.01%	$938	—	0.02%
Discount Notes	7,243	5	0.09%	8,687	7	0.11%
CO Bonds (2)	29,236	295	1.35%	29,507	343	1.55%
MRCS	453	11	3.12%	589	12	2.64%
Other borrowings	—	—	—%	—	—	—%
Total interest-bearing liabilities	37,878	311	1.10%	39,721	362	1.22%
Other Liabilities	1,215			1,108
Total Capital	2,046			1,958
Total Liabilities and Capital	$41,139			$42,787

Net Interest Income		$181			$172

Net spread on interest-earning assets less interest-bearing liabilities			0.51%			0.46%

Net interest margin (7)			0.59%			0.54%

Average interest-earning assets to interest-bearing liabilities	1.08			1.07

(1)
The average balances of Investment securities are reflected at amortized cost; therefore, the resulting yields do not reflect changes in estimated fair value of AFS securities that are reflected as a component of OCI, nor do they include the effect of OTTI-related non-credit losses. Interest income/expense includes the effect of associated interest-rate exchange agreements.

(2)
Interest income/expense and average yield include all other components of interest, including the impact of net interest payments or receipts on derivatives, amortization of hedge accounting adjustments, and Advance prepayment fees.

(3)	Other Assets (interest-earning) consists of Interest-Bearing Deposits, loans to other FHLBanks (if applicable), and grantor trust assets that are carried at estimated fair value.

(4)	Includes the rights or obligations to cash collateral, which are included in the fair value of derivative assets or derivative liabilities on the Statements of Condition at period end.

(5)	Includes changes in estimated fair value of AFS securities and the effect of OTTI-related non-credit losses on AFS and HTM securities for purposes of the table.

(6)	Annualized.

(7)	Net interest margin is annualized Net Interest Income expressed as a percentage of the average balance of interest-earning assets.

Changes in both volume and interest rates determine changes in Net Interest Income and net interest margin. The following table presents changes in Interest Income and Interest Expense by volume and rate ($ amounts in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012 vs. 2011			2012 vs. 2011
Components	Volume	Rate	Total	Volume	Rate	Total
Increase (Decrease) in Interest Income:
Federal Funds Sold and Securities Purchased Under Agreements to Resell	$(1)	$1	$—	$(3)	$—	$(3)
Investment securities	(1)	(4)	(5)	(3)	(15)	(18)
Advances	3	(2)	1	8	3	11
Mortgage Loans Held for Portfolio	(4)	(5)	(9)	(19)	(14)	(33)
Other Assets, net	(2)	3	1	—	1	1
Total	(5)	(7)	(12)	(17)	(25)	(42)
Increase (Decrease) in Interest Expense:
Interest-Bearing Deposits	—	—	—	—	—	—
Discount Notes	—	—	—	(1)	(1)	(2)
CO Bonds	5	(21)	(16)	(3)	(45)	(48)
MRCS	(1)	2	1	(3)	2	(1)
Other borrowings	—	—	—	—	—	—
Total	4	(19)	(15)	(7)	(44)	(51)
Increase (Decrease) in Net Interest Income Before Provision for Credit Losses	$(9)	$12	$3	$(10)	$19	$9

Changes in Interest Income and Interest Expense that are not identifiable as either volume-related or rate-related, but are attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the volume and rate changes.

Other Income (Loss). The following table presents the components of Other Income (Loss) ($ amounts in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Components	2012	2011	2012	2011
Total OTTI losses	$—	$(2)	$—	$(5)
Portion of Impairment Losses Reclassified to (from) Other Comprehensive Income (Loss)	—	(3)	(3)	(21)
Net OTTI credit losses	—	(5)	(3)	(26)
Net Realized Gains from Sale of Available-for-Sale Securities	—	6	—	4
Net Gains (Losses) on Derivatives and Hedging Activities	(3)	(7)	(7)	(11)
Other, net	1	1	2	2
Total Other Income (Loss)	$(2)	$(5)	$(8)	$(31)

The favorable change in Other Income (Loss) for the three and nine months ended September 30, 2012, compared to the same periods in 2011, was primarily due to lower net OTTI credit losses on certain private-label RMBS and favorable changes in Net Gains (Losses) on Derivatives and Hedging Activities, partially offset by unfavorable changes due to the net realized gains from the sale of AFS securities in 2011.

Results of OTTI Evaluation Process. As a result of our evaluations, during the three and nine months ended September 30, 2012 and 2011, we recognized OTTI on private-label RMBS as shown in the table below ($ amounts in millions):

	Total OTTI	Portion Reclassified	OTTI Credit
Three Months Ended September 30, 2012	Losses	to (from) OCI	Losses
Impairment on securities for which OTTI was not previously recognized	$—	$—	$—
Additional impairment on securities for which OTTI was previously recognized	—	—	—
Total	$—	$—	$—

Three Months Ended September 30, 2011
Impairment on securities for which OTTI was not previously recognized	$—	$—	$—
Additional impairment on securities for which OTTI was previously recognized	(2)	(3)	(5)
Total	$(2)	$(3)	$(5)

Nine Months Ended September 30, 2012
Impairment on securities for which OTTI was not previously recognized	$—	$—	$—
Additional impairment on securities for which OTTI was previously recognized	—	(3)	(3)
Total	$—	$(3)	$(3)

Nine Months Ended September 30, 2011
Impairment on securities for which OTTI was not previously recognized	$—	$—	$—
Additional impairment on securities for which OTTI was previously recognized	(5)	(21)	(26)
Total	$(5)	$(21)	$(26)

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

The tables below present the net effect of derivatives on Net Interest Income and Other Income (Loss), within the line Net Gains (Losses) on Derivatives and Hedging Activities, by type of hedge and hedged item ($ amounts in millions):

Three Months Ended September 30, 2012	Advances	Investments	Mortgage Loans	CO Bonds	Discount Notes	Total
Net Interest Income:
Amortization/accretion of hedging activities in net interest income (1)	$—	$3	$(1)	$—	$—	$2
Net interest settlements included in net interest income (2)	(59)	(23)	—	12	—	(70)
Total Net Interest Income	(59)	(20)	(1)	12	—	(68)
Net Gains (Losses) on Derivatives and Hedging Activities:
Gains (losses) on fair-value hedges	(1)	—	—	(1)	—	(2)
Gains (losses) on derivatives not qualifying for hedge accounting	—	—	(1)	—	—	(1)
Net Gains (Losses) on Derivatives and Hedging Activities	(1)	—	(1)	(1)	—	(3)
Total net effect of derivatives and hedging activities	$(60)	$(20)	$(2)	$11	$—	$(71)

Three Months Ended September 30, 2011
Net Interest Income:
Amortization/accretion of hedging activities in net interest income (1)	$—	$3	$(3)	$1	$—	$1
Net interest settlements included in net interest income (2)	(77)	(21)	—	25	—	(73)
Total Net Interest Income	(77)	(18)	(3)	26	—	(72)
Net Gains (Losses) on Derivatives and Hedging Activities:
Gains (losses) on fair-value hedges	(3)	(1)	—	—	—	(4)
Gains (losses) on derivatives not qualifying for hedge accounting	—	(1)	(2)	—	—	(3)
Net Gains (Losses) on Derivatives and Hedging Activities	(3)	(2)	(2)	—	—	(7)
Total net effect of derivatives and hedging activities	$(80)	$(20)	$(5)	$26	$—	$(79)

Nine Months Ended September 30, 2012	Advances	Investments	Mortgage Loans	CO Bonds	Discount Notes	Total
Net Interest Income:
Amortization/accretion of hedging activities in net interest income (1)	$—	$10	$(1)	$1	$—	$10
Net interest settlements included in net interest income (2)	(179)	(66)	—	41	—	(204)
Total Net Interest Income	(179)	(56)	(1)	42	—	(194)
Net Gains (Losses) on Derivatives and Hedging Activities:
Gains (losses) on fair-value hedges	(2)	1	—	(1)	—	(2)
Gains (losses) on derivatives not qualifying for hedge accounting	—	(1)	(4)	—	—	(5)
Net Gains (Losses) on Derivatives and Hedging Activities	(2)	—	(4)	(1)	—	(7)
Total net effect of derivatives and hedging activities	$(181)	$(56)	$(5)	$41	$—	$(201)

Nine Months Ended September 30, 2011
Net Interest Income:
Amortization/accretion of hedging activities in net interest income (1)	$—	$10	$(4)	$2	$—	$8
Net interest settlements included in net interest income (2)	(234)	(63)	—	87	—	(210)
Total Net Interest Income	(234)	(53)	(4)	89	—	(202)
Net Gains (Losses) on Derivatives and Hedging Activities:
Gains (losses) on fair-value hedges	(6)	(1)	—	—	—	(7)
Gains (losses) on derivatives not qualifying for hedge accounting	—	(2)	(2)	—	—	(4)
Net Gains (Losses) on Derivatives and Hedging Activities	(6)	(3)	(2)	—	—	(11)
Total net effect of derivatives and hedging activities	$(240)	$(56)	$(6)	$89	$—	$(213)

(1)	Represents the amortization/accretion of hedging fair value adjustments for both current and discontinued hedge positions.

(2)	Represents interest income/expense on derivatives included in Net Interest Income.

Other Expenses. The following table presents the components of Other Expenses ($ amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Components	2012	2011	2012	2011
Compensation and Benefits	$9	$10	$27	$27
Other Operating Expenses	4	4	12	10
Finance Agency and Office of Finance Expenses	1	2	5	5
Other	—	—	—	1
Total Other Expenses	$14	$16	$44	$43

The decrease in Other Expenses for the three months ended September 30, 2012, compared to the same period in 2011, was primarily due to lower compensation and benefits expenses resulting mainly from lower pension expense and the increased capitalization of costs related to software development. The increase in Other Expenses for the nine months ended September 30, 2012, compared to the same period in 2011, was primarily due to higher other operating expenses due to increases in professional fees to support various information technology initiatives and legislative and regulatory developments.

Total Assessments.

AHP. The FHLBanks are required to set aside annually, in the aggregate, the greater of $100 million or 10% of their net earnings to fund the AHP. For purposes of the AHP calculation, net earnings is defined as net income before assessments, plus interest expense related to mandatorily redeemable capital stock, less the assessment for REFCORP, if applicable. Each FHLBank's required annual AHP contribution is limited to its annual net earnings. Our AHP expense fluctuates in accordance with our Income Before Assessments. Our AHP expense was $4.1 million and $3.7 million for the three months ended September 30, 2012 and 2011, respectively, and $13.2 million and $9.5 million for the nine months ended September 30, 2012 and 2011, respectively.

REFCORP. As a result of the satisfaction of our REFCORP obligation as of June 30, 2011, we did not have any REFCORP expense for the three and nine months ended September 30, 2012 or the three months ended September 30, 2011. For the nine months ended September 30, 2011, our REFCORP expense was $10.9 million.

Total Comprehensive Income. Total Comprehensive Income was $71.8 million and $3.0 million for the three months ended September 30, 2012 and 2011, respectively. Total Comprehensive Income consisted of (i) Net Income of $33.1 million and $30.0 million, respectively, and (ii) Total Other Comprehensive Income (Loss) of $38.7 million and $(27.0) million, respectively. Total Other Comprehensive Income for the three months ended September 30, 2012 consisted primarily of increases in the fair value of OTTI AFS securities. Total Other Comprehensive Income (Loss) for the three months ended September 30, 2011 consisted primarily of decreases in the fair value of OTTI AFS securities.

Total Comprehensive Income was $180.3 million and $79.9 million for the nine months ended September 30, 2012 and 2011, respectively. Total Comprehensive Income consisted of (i) Net Income of $107.8 million and $74.3 million, respectively, and (ii) Total Other Comprehensive Income of $72.5 million and $5.6 million, respectively. Total Other Comprehensive Income for the nine months ended September 30, 2012 consisted primarily of increases in the fair values of OTTI AFS securities. Total Other Comprehensive Income for the nine months ended September 30, 2011 consisted primarily of the reclassification of the non-credit portion of OTTI losses on AFS securities to Other Income (Loss) and unrealized gains on AFS securities, substantially offset by increases in the fair value of OTTI AFS securities.

Business Segments

Our products and services are grouped within two business segments: Traditional and Mortgage Loans.

The Traditional business segment includes credit services (such as Advances, letters of credit, and lines of credit), investments (including Federal Funds Sold, Securities Purchased Under Agreements to Resell, AFS securities, and HTM securities) and deposits.

The following table presents our financial performance for this business segment ($ amounts in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Traditional Business Segment	2012	2011	2012	2011
Net Interest Income	$41	$34	$124	$102
Provision for Credit Losses	—	—	—	—
Other Income (Loss)	(1)	(3)	(4)	(29)
Other Expenses	13	15	40	39
Income Before Assessments	27	16	80	34
Total Assessments	3	2	9	7
Net Income	$24	$14	$71	$27
The increase in Net Income for the Traditional business segment for the three months ended September 30, 2012, compared to the same period in 2011, was primarily due to:

•	an increase in Net Interest Income primarily resulting from wider spreads mainly due to lower funding costs; and

•	lower Other Expenses primarily resulting from lower pension expense and the capitalization of costs related to software development.

The increases were partially offset by a decrease in Other Income (Loss) due to the net realized gains from the sale of AFS securities in 2011.

The increase in Net Income for the Traditional business segment for the nine months ended September 30, 2012, compared to the same period in 2011, was primarily due to:

•	an increase in Net Interest Income primarily resulting from wider spreads mainly due to lower funding costs; and

•	an increase in Other Income (Loss) that substantially resulted from lower OTTI credit losses on certain private-label RMBS.

The Mortgage Loans business segment includes (i) mortgage loans purchased from our members through our MPP and (ii) participation interests purchased from the FHLBank of Topeka in mortgage loans purchased from its PFI members under the MPF Program.

The following table presents our financial performance for this business segment ($ amounts in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Mortgage Loans Business Segment	2012	2011	2012	2011
Net Interest Income	$18	$22	$57	$70
Provision for Credit Losses	6	2	8	4
Other Income (Loss)	(1)	(2)	(4)	(2)
Other Expenses	1	1	4	4
Income Before Assessments	10	17	41	60
Total Assessments	1	1	4	13
Net Income	$9	$16	$37	$47

The decrease in Net Income for the Mortgage Loans business segment for the three months ended September 30, 2012, compared to the same period in 2011, was primarily due to lower Net Interest Income resulting from narrower spreads, the lower average balance of MPP loans and the increase in the provision for credit losses.

The decrease in Net Income for the Mortgage Loans business segment for the nine months ended September 30, 2012, compared to the same period in 2011, was primarily due to lower Net Interest Income resulting from narrower spreads and the lower average balance of MPP loans, partially offset by lower Total Assessments, which were primarily attributable to the satisfaction of our REFCORP obligation.

Analysis of Financial Condition

Total Assets. Total Assets were $41.2 billion as of September 30, 2012, an increase of 2% compared to December 31, 2011. This increase of $0.9 billion was primarily due to increases in AFS securities of $1.4 billion and cash and short-term investments of $1.1 billion, partially offset by a decrease of $1.6 billion in HTM securities.

Advances. Advances totaled $18.7 billion at September 30, 2012, an increase of 0.5% compared to December 31, 2011. This increase was primarily due to a 21% increase in the par value of Advances to insurance company members, which totaled $8.8 billion at September 30, 2012, partially offset by a 13% reduction in the par value of Advances to depository members resulting from repayments and their reduced need for liquidity in the current economic environment. In general, Advances fluctuate in accordance with our members' funding needs related to their deposit levels, mortgage pipelines, investment opportunities, available collateral, other balance sheet strategies, and the cost of alternative funding opportunities.

The table below presents Advances by type of financial institution ($ amounts in millions).

	September 30, 2012		December 31, 2011
		% of		% of
Type of Financial Institution	Par Value	Total	Par Value	Total
Commercial Banks	$3,843	21%	$4,077	23%
Thrifts	3,712	21%	4,803	27%
Insurance Companies	8,771	49%	7,230	40%
Credit Unions	1,038	6%	1,036	6%
Community Development Financial Institutions	—	—%	—	—%
Total Member Advances	17,364	97%	17,146	96%
Non-member borrowers	476	3%	622	4%
Housing Associates	—	—%	—	—%
Total Advances, par value	$17,840	100%	$17,768	100%

A breakdown of Advances by primary product type is presented below ($ amounts in millions):

	September 30, 2012		December 31, 2011
		% of		% of
By Primary Product Type	Amount	Total	Amount	Total
Fixed-rate
Fixed-rate (1)	$12,254	69%	$11,800	67%
Amortizing/mortgage matched (2)	1,647	9%	1,806	10%
Other	588	3%	570	3%
Total fixed-rate	14,489	81%	14,176	80%
Adjustable/variable-rate indexed	3,351	19%	3,592	20%
Total Advances, par value	17,840	100%	17,768	100%
Total adjustments (unamortized discounts, hedging and other)	812		800
Total Advances	$18,652		$18,568

(1)	Includes fixed-rate bullet and putable Advances

(2)	Includes fixed-rate amortizing Advances

Mortgage Loans Held for Portfolio. We purchase mortgage loans from our members through our MPP. On November 29, 2010, we began offering MPP Advantage for new conventional MPP loans, which utilizes an enhanced fixed LRA account for credit enhancement consistent with Finance Agency regulations, instead of utilizing coverage from SMI providers. The only substantive difference between our original MPP and MPP Advantage for conventional mortgage loans is the credit enhancement structure. Upon implementation of MPP Advantage, the original MPP was phased out and is no longer being used for acquisitions of new loans. See Risk Management - Credit Risk Management - MPP for more detailed information about the credit enhancement structures for our original MPP and MPP Advantage.

Beginning in July 2012, we purchase participation interests in mortgage loans originated by certain of the FHLBank of Topeka's member institutions through their participation in the MPF Program.

Mortgage Loans Held for Portfolio, UPB	September 30, 2012	December 31, 2011	$ Change	% Change
MPP	$4,441	$5,458	$(1,017)	(19)%
MPP Advantage	1,279	457	822	180%
MPF	64	—	64	100%
Total	$5,784	$5,915	$(131)	(2)%

The decrease in Mortgage Loans Held for Portfolio was due to repayments of outstanding MPP and MPP Advantage mortgage loans exceeding the purchases of new mortgage loans. In general, the volume of mortgage loans purchased is affected by several factors, including competition, the general level of housing activity in the United States, the level of refinancing activity and consumer product preferences.

We have established and maintain an allowance for loan losses based on our best estimate of probable losses over the loss emergence period, which we have estimated to be 24 months beginning June 30, 2012. Our estimate of MPP losses remaining after borrower's equity was $59.6 million at September 30, 2012 and $49.3 million at December 31, 2011. The increase from December 31, 2011 to September 30, 2012 was primarily the result of the extension of the loss emergence period from 12 to 24 months and an increase in troubled debt restructurings.

After consideration of the portion recoverable under the associated credit enhancements, the allowance for MPP loan losses was $9.9 million at September 30, 2012 and $3.3 million at December 31, 2011. The increase in our estimated losses from December 31, 2011 to September 30, 2012 was primarily due to a decrease in the estimated amounts recoverable from PMI and SMI providers. See Notes to Financial Statements - Note 8 - Allowance for Credit Losses, Critical Accounting Policies and Estimates, and Risk Management - Credit Risk Management - MPP for more information.

Cash and Investments. The following table presents the components of our cash and investments at carrying value ($ amounts in millions):

Components of Cash and Investments	September 30, 2012	December 31, 2011	Change
Cash and short-term investments:
Cash and Due from Banks	$95	$513	$(418)
Interest-Bearing Deposits	—	—	—
Securities Purchased Under Agreements to Resell	2,150	—	2,150
Federal Funds Sold	2,763	3,422	(659)
Total cash and short-term investments	5,008	3,935	1,073
Investment securities:
AFS securities:
GSE debentures	3,365	2,026	1,339
TLGP debentures	318	322	(4)
Private-label MBS	621	601	20
Total AFS securities	4,304	2,949	1,355
HTM securities:
GSE debentures	269	269	—
TLGP debentures	—	1,883	(1,883)
Other U.S. obligations - guaranteed RMBS	3,028	2,747	281
GSE RMBS	3,700	3,512	188
Private-label MBS	267	402	(135)
Manufactured housing loan ABS	15	17	(2)
Home equity loan ABS	2	2	—
Total HTM securities	7,281	8,832	(1,551)
Total investment securities	11,585	11,781	(196)
Total Cash and Investments, carrying value	$16,593	$15,716	$877

Cash and Short-Term Investments. Cash and short-term investments totaled $5.0 billion at September 30, 2012, an increase of 27% compared to December 31, 2011. The increase was primarily due to an increase of $2.2 billion in Securities Purchased Under Agreements to Resell, partially offset by decreases of $0.7 billion in Federal Funds Sold and $0.4 billion in cash. The composition of our short-term investment portfolio is influenced by our liquidity needs and the availability of short-term investments at attractive interest rates, relative to our cost of funds. See Liquidity and Capital Resources below for more information.

Available-for-Sale Securities. AFS securities totaled $4.3 billion at September 30, 2012, an increase of 46% compared to December 31, 2011. The increase was primarily due to purchases of GSE debentures.

Held-to-Maturity Securities. HTM securities totaled $7.3 billion at September 30, 2012, a decrease of 18% compared to December 31, 2011 primarily due to maturities of TLGP debentures and paydowns on private-label MBS, partially offset by purchases of agency MBS.

Total Liabilities. Total Liabilities were $39.1 billion at September 30, 2012, an increase of 2% compared to December 31, 2011. This increase of $0.7 billion was primarily due to an increase of $0.4 billion in Consolidated Obligations, which was mainly due to higher funding needs.

Deposits (Liabilities). Total Deposits were $0.8 billion at September 30, 2012, an increase of 23% compared to December 31, 2011. These deposits represent a relatively small portion of our funding, and vary depending upon market factors, such as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' investment preferences with respect to the maturity of their investments, and member liquidity.

Consolidated Obligations. At September 30, 2012, the carrying values of our Discount Notes and CO Bonds totaled $9.6 billion and $27.8 billion, respectively, compared to $6.5 billion and $30.4 billion, respectively, at December 31, 2011. The overall balance of our Consolidated Obligations fluctuates in relation to our Total Assets. The carrying value of our Discount Notes was 26% of total Consolidated Obligations at September 30, 2012, compared to 18% at December 31, 2011. Discount Notes are issued primarily to provide short-term funds while CO Bonds are issued to provide longer-term funding. The composition of our Consolidated Obligations can fluctuate significantly based on comparative changes in their cost levels, supply and demand conditions, demand for Advances, and our balance sheet management strategy.

Derivatives. As of September 30, 2012 and December 31, 2011, we had Derivative Assets, net of collateral held or posted, including accrued interest, with fair values of $2.9 million and $0.4 million, respectively, and Derivative Liabilities, net of collateral held or posted, including accrued interest, with fair values of $206.6 million and $174.6 million, respectively. We classify interest-rate swaps as derivative assets or liabilities according to the positive or negative net fair value of the interest-rate swaps with each counterparty. Increases and decreases in the fair value of derivatives are primarily caused by market changes in the derivatives' underlying interest-rate index.

Total Capital. Total Capital was $2.1 billion at September 30, 2012, an increase of 10% compared to December 31, 2011. This increase was primarily due to a net increase in Capital Stock of $53.5 million, a net increase in Retained Earnings of $72.6 million, and a favorable change in Accumulated Other Comprehensive Loss of $72.5 million, which was primarily due to increases in the fair values of OTTI AFS securities.

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

Our primary sources of liquidity are holdings of cash and short-term investments and the issuance of Consolidated Obligations. Our cash and short-term investments portfolio totaled $5.0 billion at September 30, 2012. Our short-term investments consist of high-quality, short- and intermediate-term financial instruments. We manage our short-term investment portfolio in response to economic conditions and market events and uncertainties. As a result, the overall level of our short-term investment portfolio may fluctuate accordingly. The maturities of the short-term investments provide sufficient cash flows to support our ongoing liquidity needs.

Our Consolidated Obligations are not obligations of, nor are they guaranteed by, the United States government. However, our status as a GSE and favorable credit ratings have consistently provided us with excellent access to capital markets. During the nine months ended September 30, 2012, we issued $121.5 billion of total Consolidated Obligations, which met our funding needs.

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

Mandatorily Redeemable Capital Stock. At September 30, 2012, we had $450.7 million in non-member capital stock subject to mandatory redemption, compared to $453.9 million at December 31, 2011. See Notes to Financial Statements - Note 11 - Capital for additional information.

Excess Stock. Excess stock is capital stock that is not required as a condition of membership or to support services to members or former members. In general, the level of excess stock fluctuates with our members' demand for Advances. Finance Agency regulations prohibit an FHLBank from issuing new excess stock if the amount of excess stock outstanding exceeds 1% of our Total Assets. At September 30, 2012, our outstanding excess stock of $0.9 billion was equal to 2.2% of our Total Assets. Therefore, we are currently not permitted to issue new excess stock or distribute stock dividends.

The following table presents the composition of our excess stock ($ amounts in millions):

Components of Excess Stock	September 30, 2012	December 31, 2011
Member capital stock not subject to outstanding redemption requests	$386	$339
Member capital stock subject to outstanding redemption requests	101	100
MRCS	422	418
Total excess capital stock	$909	$857

Capital Distributions. On October 29, 2012, our board of directors declared a cash dividend of 3.5% (annualized) on our Capital Stock Putable-Class B-1 and 2.8% (annualized) on our Capital Stock Putable-Class B-2. This represented an increase of 50 basis points compared to our Class B-1 dividend rates for the previous quarter and reflects our current financial condition and financial results.

Restricted Retained Earnings. We and the other FHLBanks entered into a JCE Agreement that requires us to allocate 20% of our net income to a separate restricted retained earnings account, beginning in the third quarter of 2011. In accordance with the JCE Agreement, we had allocated $34.7 million to restricted retained earnings as of September 30, 2012.

Adequacy of Capital. We are required by Finance Agency regulations to maintain a minimum level of "permanent capital" (defined as the sum of Class B Stock, MRCS, and Retained Earnings). The Gramm-Leach-Bliley Act of 1999 and Finance Agency regulations require us to maintain at all times a regulatory capital-to-assets ratio of at least 4.0% and a leverage capital-to-assets ratio of at least 5.0%. Leverage capital is defined as the sum of (i) permanent capital weighted 1.5 times and (ii) all other capital without a weighting factor. At September 30, 2012, our regulatory capital ratio was 6.4%, and our leverage ratio was 9.6%.

In addition, we must maintain sufficient permanent capital to meet the combined credit risk, market risk and operational risk capital components of the risk-based capital requirement. Our permanent capital was $2,638 million at September 30, 2012, which exceeded our risk-based capital requirement of $739 million. Our permanent capital was $2,515 million at December 31, 2011, which exceeded our risk-based capital requirement of $624 million. Therefore, we were in compliance with the risk-based capital requirement at September 30, 2012 and December 31, 2011. The increase in our risk-based capital requirement was primarily caused by an increase in the market risk capital component, which was mainly attributable to changes made in the first quarter of 2012 in our valuation technique related to Consolidated Obligations. See Notes to Financial Statements - Note 14 - Estimated Fair Values for more information.

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

Other-Than-Temporary Impairment Analysis. In addition to evaluating our private-label MBS and ABS under a base case (or best estimate) scenario, we also performed a cash-flow analysis for each of these securities under a more adverse housing price scenario. Under this scenario, current-to-trough home price declines were projected to range from 5% to 9% over the 3- to 9-month period beginning July 1, 2012. For most of the housing markets, the declines were projected to occur over the 3-month period beginning July 1, 2012. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market.

The following table presents projected home price recovery by months at September 30, 2012 under the more adverse scenario.

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

	Three Months Ended September 30, 2012
	As Reported			Using Adverse Housing Price Scenario
	Number of		Impairment	Number of		Impairment
	Securities		Related to	Securities		Related to
Classification	Impaired	UPB	Credit Loss	Impaired	UPB	Credit Loss
Prime	1	$17	$—	5	$191	$(2)
Alt-A	—	—	—	1	34	(1)
Total	1	$17	$—	6	$225	$(3)

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

Additional information regarding OTTI of our private-label MBS and ABS is provided in Risk Management - Credit Risk Management - Investments herein.

Provision for Credit Losses.

Advances. At September 30, 2012, based on the collateral held as security for Advances, management's credit analyses and our prior repayment history, no allowance for losses on Advances is deemed necessary.

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

Our allowance for loan losses is based on our best estimate of probable losses over the loss emergence period. After conducting a study of the length of time delinquent mortgage loans remain outstanding and updating our analysis in the second quarter of 2012, we increased the loss emergence period from 12 months to 24 months, which, after consideration of the recoverable credit enhancements, resulted in an immaterial increase in the allowance. We conducted the study based on the recent market conditions that have lengthened the timeline for foreclosures to be processed.

Our allowance for loan losses incorporates our analysis of delinquent conventional MPP loans, using the weighted-average collateral recovery rate for the previous 12 months of approximately 52.3% of the original appraised value, further reduced by estimated liquidation costs.

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

Our allowance for loan losses also includes specifically identified expected claims by servicers as of September 30, 2012 for any losses on $16.9 million of principal that was previously paid in full by the servicers, and thus no longer included in the UPB. We individually evaluate the properties included in this balance and obtain United States HUD statements, sales listings or other evidence of current expected liquidation amounts. If a specific amount is not available, we use the weighted-average collateral recovery rate for delinquent loans to determine our exposure.

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

The third-party credit and prepayment model also currently serves as a secondary review of the systematic approach performed for the delinquent portfolio and loans paid in full by the servicers. The projected losses from the model are within our estimate of loan losses at September 30, 2012.

As a result of our analysis, we increased our estimated losses on our conventional mortgage loans, before any credit enhancements, to $59.6 million at September 30, 2012, compared to $49.3 million at December 31, 2011.

However, our allowance for loan losses considers the credit enhancements associated with conventional mortgage loans under the MPP. The credit enhancements are applied, after the remaining borrower's equity, to the estimated losses in the following order: any applicable PMI up to coverage limits, any available funds remaining in the LRA, and any SMI coverage up to the policy limits. Any remaining loss would be borne by the Bank and included in our allowance for loan losses. After consideration of the recoverable credit enhancements associated with conventional mortgage loans under the MPP, we estimate that, of the $59.6 million in estimated losses, we will recover $6.0 million from PMI, $9.9 million from LRA, and $33.7 million from SMI, resulting in our allowance for MPP loan losses of $9.9 million at September 30, 2012.

As part of the estimate of the recoverable credit enhancements, we evaluate the recovery and collectability related to our PMI/SMI policies for conventional mortgage loans under the MPP. A number of our mortgage insurers have exceeded risk-to-capital ratios required by their state insurance regulators. In some cases, such states have issued waivers to allow the companies to continue writing new business in their states. Most waivers are temporary in duration or contain other conditions that the companies may be unable to continue to meet due to their weakened condition or other factors. Given the current economic conditions in the residential real estate market and the impact on the mortgage insurance industry, along with the below-investment grade credit ratings and negative outlooks of most of our mortgage insurers as well as recent developments pertaining to the financial condition of certain of our providers in particular, we reduced our estimated amounts recoverable from several providers of these policies by $6.5 million in determining our allowance for loan losses at September 30, 2012.

We have also performed our loan loss analysis under an adverse scenario whereby we lowered the weighted-average collateral recovery rate to 45% for delinquent conventional loans and individually evaluated loans. While holding all other assumptions constant, such scenario would have increased our allowance by approximately $6.3 million at September 30, 2012. We consider a weighted-average collateral recovery rate of 45% to be the lowest rate that is reasonably possible to occur over the loss emergence period, which we have estimated to be 24 months. We continue to monitor the appropriateness of this adverse scenario based on the actual collateral recovery rate. The actual collateral recovery rate has increased in the most recent 3- and 6-month periods; however, we continue to use the more conservative 12-month rate. Annually, we also consider other adverse scenarios that include loans in earlier stages of delinquency (90 days), higher counterparty losses on claims to our SMI providers, and higher costs to liquidate collateral.

We evaluated the adverse scenario and determined that the likelihood of incurring losses resulting from this scenario during the next 24 months was not probable. Therefore, the allowance for loan losses is based upon our best estimate of the probable losses over the next 24 months that would not be recovered from the credit enhancements.

Mortgage Loan Participations Acquired under the MPF Program. We invest in conventional MPF loans only through new master commitment pools to ensure that losses are correctly allocated among the FHLBank of Topeka, the PFI, and us. Under the MPF Program, all loss allocations between the FHLBank of Topeka and us and the FHLBank of Topeka and the PFI are based upon formulas (including the timing and size of the FLA and PFI CE Obligation) specific to pools of loans covered by a specific MPF product and master commitment. In addition, losses under the FLA (at the FHLBank of Topeka and allocated to us) are defined differently than losses for our financial reporting purposes. The differences reside in the timing of the recognition of the loss and how the components of the loss are recognized.

The allowance for conventional MPF loans is determined by performing migration analysis to determine the probability of default and loss severity rates. Additional analyses include consideration of various data observations such as past performance, current performance, loan portfolio characteristics, collateral-related characteristics, industry data and prevailing economic conditions. The measurement of the allowance for loan losses consists of: (i) reviewing the mortgage loans at the individual master commitment level to determine underlying FLA and CE Obligations outstanding; (ii) reviewing specifically identified collateral-dependent loans for impairment, if any; (iii) reviewing homogeneous pools of mortgage loans; and (iv) estimating credit losses in the portfolio based upon the FLA, CE Obligations, default probability ratios and loss severity rates.

Once the collectively evaluated and individually evaluated assessments are completed, the total estimates of loan losses are accumulated to the master commitment level to determine if, and by how much, the estimated loan losses exceed the FLA. The estimated loan losses in excess of the FLA by master commitment may be covered up to the PFI's CE Obligation amount (provided directly by the PFI). We are responsible (with the FHLBank of Topeka in proportion to our relative proportionate ownership in the MPF mortgage loans) for any estimated loan losses in excess of the PFI's CE Obligation for each master commitment. The estimated losses that will be allocated to us (i.e., excluding estimated losses covered by CE Obligations and the estimated losses allocated to FHLBank of Topeka) are recorded in our allowance for loan losses with the resulting offset being recorded in our provision for credit losses on mortgage loans. We recorded $25 thousand for the allowance for MPF loan losses at September 30, 2012.

Recent Accounting and Regulatory Developments

Accounting Developments. See Notes to Financial Statements - Note 2 - Recently Adopted and Issued Accounting Guidance for a description of how recent accounting developments may impact our results of operations or financial condition.

Legislative and Regulatory Developments.

The legislative and regulatory environment in which we operate continues to undergo rapid change driven principally by reforms under HERA and the Dodd-Frank Act. We expect HERA and the Dodd-Frank Act, as well as plans for housing finance and GSE reform, to result in still further changes to this environment. Our business operations, funding costs, rights, obligations, and/or the environment in which we carry out our housing finance mission are likely to continue to be significantly impacted by these changes. Significant regulatory actions and developments for the period covered by this report are summarized below.
Developments under the Dodd-Frank Act Impacting Derivatives Transactions.
Definitions of Certain Terms under New Derivatives Requirements. The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as "swap dealers" or "major swap participants," as the case may be, with the CFTC and/or the SEC. Based on the definitions in the final rules jointly issued by the CFTC and SEC in April 2012, we will not be required to register as either a major swap participant or as a swap dealer because of the derivative transactions that we enter into for the purposes of hedging and managing our interest rate risk or any derivative transactions that we may intermediate for our members.
Based on the final rules and accompanying interpretive guidance jointly issued by the CFTC and SEC in July 2012, call and put optionality in certain advances to our members will not be treated as "swaps" as long as the optionality relates solely to the interest rate on the advance and does not result in enhanced or inverse performance or other risks unrelated to the interest rate. Accordingly, our ability to offer these advances to member customers should not be affected by the new derivatives regulations.
Mandatory Clearing of Derivatives Transactions. The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those we use to hedge our interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. As further discussed in our 2011 Form 10-K, cleared swaps will be subject to new requirements including mandatory reporting, record-keeping and documentation requirements established by applicable regulators and initial and variation margin requirements established by the clearinghouse and its clearing members. On October 23, 2012, the CFTC approved for public comment proposed new regulations, and amendments to existing regulations, to enhance protections for customers and to strengthen the safeguards surrounding the holding of customer funds deposited with futures commission merchants and clearinghouses. The proposals will be open for public comment for 60 days after publication in the Federal Register.
The implementation timeframe for mandatory clearing of eligible interest rate swaps is determined according to the effective date of the CFTC's mandatory clearing determinations, which were released in proposed form on July 24, 2012 for interest rate swaps. The CFTC is expected to finalize these determinations in November 2012, and we will have to clear eligible interest rate swaps within 180 days after publication of the final determinations; we estimate that we will be required to begin clearing such eligible swaps during the second quarter 2013.
The CFTC has approved an end-user exception to mandatory clearing that would exempt derivatives transactions that we may (but do not currently) intermediate for our members with $10 billion or less in assets; the exemption applies only if the member uses the swaps to hedge or mitigate its commercial risk, and the reporting counterparty for such swaps complies with certain additional reporting requirements. As a result of this exception, any such intermediated swaps would not be subject to mandatory clearing, although such swaps would be subject to applicable new requirements for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). Although we do not currently provide intermediated member swaps, we have included this discussion of intermediated member swaps because we may decide to offer them in the future.

Uncleared Derivatives Transactions. The Dodd-Frank Act will also change the regulatory landscape for uncleared trades. While we expect to continue to enter into uncleared trades on a bilateral basis, such trades will be subject to new requirements, including mandatory reporting, record-keeping, documentation, and minimum margin and capital requirements established by applicable regulators. These requirements are discussed in our 2011 Form 10-K.
The CFTC recently finalized rules regarding certain new documentation requirements for uncleared trades. These rules (and the external business conduct rules for swap dealers and major swap participants that the CFTC had previously finalized) and certain additional rules that have yet to be finalized, will require amendments to the documentation for swaps we enter into with swap dealers. We have adhered to an International Swaps and Derivatives Association protocol to address the new documentation requirements under the external business conduct rules, and we will consider adhering to future International Swaps and Derivatives Association protocols to address the recently finalized new documentation requirements for uncleared trades. The recently finalized CFTC rules require new dispute resolution and valuation provisions, new representations regarding applicable insolvency regimes and credit support modifications to our existing swap documentation. Our swap documentation with swap dealers must comply with these requirements by April 1, 2013. The recently finalized rules also impose requirements for acknowledgments and confirmations of our uncleared trades with swap dealers. With respect to interest rate swaps that we enter into with swap dealers, these requirements will be phased in between November 13, 2012 and March 1, 2014. However, we believe that the commencement of this scheduled phase-in period may be delayed until December 31, 2012 due to a delay in swap dealer registration. This same delay in registration has also delayed the start of swap dealer compliance with certain of the external business conduct rules discussed above beyond their originally scheduled effective date of October 15, 2012. The compliance date for the remaining external business conduct rules is January 1, 2013.
The Dodd-Frank Act also imposes new margin requirements for uncleared trades, which are discussed in our 2011 Form 10-K. The CFTC, the Finance Agency and other bank regulators proposed margin requirements in 2011, and the CFTC has re-opened the comment period for such requirements on two occasions. The Finance Agency and other bank regulators recently re-opened the comment period for their proposed margin requirements until November 26, 2012. As a result, we do not expect that such requirements will be finalized until sometime in 2013, and we do not expect that they will apply to us until later in 2013 at the earliest.
Recordkeeping and Reporting. Compliance dates for the new recordkeeping and reporting requirements for all of our cleared and uncleared swaps have now been established, based on the effective date for the final rule further defining the term "swap," issued jointly by the CFTC and SEC, which became effective on October 12, 2012. We currently comply with recordkeeping requirements for our swaps that were (or are) in effect on or after July 21, 2010. Beginning on April 10, 2013, we will have to comply with new record-keeping requirements for swaps entered into on or after that date. For interest rate swaps that we enter into with swap dealers, the swap dealers must comply with reporting requirements applicable to such swaps, including real-time reporting requirements, as of the date these swap dealers register as such. We will be required to comply with reporting requirements, including real-time reporting requirements for any swaps that we may intermediate for our members beginning on April 10, 2013.
We, together with the other FHLBanks, will continue to monitor these rulemakings and the overall regulatory process to implement the derivatives reform under the Dodd-Frank Act. We will also continue to work with the other FHLBanks to implement the processes and documentation necessary to comply with the Dodd-Frank Act's new requirements for derivatives.

Significant Finance Agency Regulatory Developments.
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

Advance Notice of Proposed Rulemaking on Stress-Testing Requirements. On October 5, 2012, the Finance Agency issued a notice of proposed rulemaking that would implement a provision in the Dodd-Frank Act that requires all financial companies with assets over $10 billion to conduct annual stress tests, which will be used to evaluate an institution's capital adequacy under various economic conditions and financial conditions. The Finance Agency proposes to issue annual guidance to describe the baseline, adverse and severely adverse scenarios and methodologies that the FHLBanks must follow in conducting their stress tests, which, as required by the Dodd-Frank Act, would be generally consistent and comparable to those established by the Federal Reserve. An FHLBank would be required to provide an annual report on the results of the stress tests to the Finance Agency and the Federal Reserve and to then publicly disclose a summary of such report within 90 days. Comments on this proposed rulemaking are due by December 4, 2012.
Proposed Guidance on Collateralization of Advances and Other Credit Products Provided to Insurance Company Members. On October 5, 2012, the Finance Agency published a notice requesting comments on a proposed Advisory Bulletin that would set forth standards to guide the Finance Agency in its supervision of the FHLBanks' secured lending to their insurance company members. The Finance Agency's notice asserts that lending to insurance company members exposes FHLBanks to risks that are not associated with advances to insured depository institution members, arising from the different state's statutory and regulatory regimes and the statutory accounting principles and reporting practices. The proposed standards include consideration of, among other things:

•	the level of an FHLBank's exposure to insurance companies in relation to its capital structure and retained earnings;

•	an FHLBank's control of pledged securities collateral and ensuring it has a first-priority perfected security interest;

•
the use of funding agreements between an FHLBank and an insurance company member to document advances and the recognition of the FHLBank in such circumstances as a secured creditor with a first priority security interest in the collateral; and

•
the FHLBank's documented framework, procedures, methodologies and standards to evaluate an insurance company member's creditworthiness and financial condition, the FHLBank valuation of the pledged collateral and whether an FHLBank has a written plan for the liquidation of insurance company member collateral.

The FHLBanks' results of operations may be adversely affected, due to the reduced business opportunities that would result, if the Finance Agency issues guidance or regulations that effectively reduce the availability of FHLBank membership to insurers or limit insurance company members' access to FHLBank advances. A number of insurance companies in our district are members of our Bank, and several others are prospective members; thus, we are concerned about any possible adverse effects that Finance Agency restrictions may have on our current or prospective insurance company members. Comments on this proposed Advisory Bulletin are due by December 4, 2012.

Proposed Order on Qualified Financial Contracts ("QFC"s). On August 9, 2012, the Finance Agency circulated a proposed order on QFCs that would be applicable to the FHLBanks as well as Fannie Mae and Freddie Mac (collectively, the Regulated Entities). The Finance Agency indicated that the proposed order is intended to permit the Finance Agency to comply with certain statutory requirements for the transfer of QFCs in the event of the receivership of a Regulated Entity. The proposed order sets forth certain recordkeeping and reporting requirements for a Regulated Entity's QFCs. If the order is issued as proposed, each FHLBank will be required to, among other things, establish and maintain infrastructure sufficient to meet the recordkeeping and reporting requirements and engage external personnel to audit its compliance with the order on an annual basis. Comments on this Proposed Order were due by October 10, 2012.

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

National Credit Union Administration Proposed Rule on Access to Emergency Liquidity. On July 30, 2012, the National Credit Union Administration ("NCUA") published a proposed rule requiring, among other things, that federally-insured credit unions of $100 million or larger must maintain access to at least one federal liquidity source for use in times of financial emergency and distressed circumstances. This access must be demonstrated through direct or indirect membership in the Central Liquidity Facility (a United States government corporation created to improve the general financial stability of credit unions by serving as a liquidity lender to credit unions) or by establishing access to the Federal Reserve's discount window. The proposed rule does not include FHLBank membership as an emergency liquidity source. If the rule is issued as proposed, it may adversely impact our results of operations if it causes our federally-insured credit union members to favor these identified federal liquidity sources over FHLBank membership or advances. Comments on this Proposed Rule were due by September 28, 2012.
Housing Finance and GSE Reform. The United States Treasury Department ("Treasury Department") recently announced a set of modifications to the preferred stock purchase agreements between the Treasury Department and the Finance Agency as conservator of Fannie Mae and Freddie Mac (together, the "Enterprises") to help expedite the wind down of the Enterprises. The changes require all future earnings from the Enterprises to be turned over to the Treasury Department and require the accelerated wind-down of their retained mortgage portfolios. By not allowing the Enterprises to retain any profits, these changes effectively determine that the Enterprises will never be allowed to recapitalize themselves and return to the market in their previous structure. In addition, the Finance Agency recently solicited comments on their proposal to create a new framework for the secondary mortgage market. The Finance Agency has indicated that the framework is intended to create a more efficient and flexible securitization platform for the Enterprises that also would be available to all market participants and interested parties.
As the Enterprises are being wound down, Congress and the administration have been considering various proposals to reform the United States housing finance system and the secondary mortgage market. A number of bills have been introduced in Congress in the past several years, although none have proposed specific changes to the FHLBanks. No further legislative action in this area is expected until the next Congress convenes in 2013. It is impossible to determine at this time whether or when Congress will act in this area. The ultimate effects of housing finance and GSE reform on the FHLBanks are unknown and will depend on the legislation or other changes, if any, that ultimately are implemented.

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

Our board of directors establishes risk-related requirements that are documented in our Risk Management Policy, which serves as the key policy to address our exposures to credit, market, liquidity, operations and business risks. Effective risk management programs not only include conformance to specific risk management practices through Risk Management Policy requirements but also the active involvement of our board of directors. Our board of directors established a Risk Oversight Committee, effective January 2013, to assist the Board in fulfilling its responsibility with respect to oversight of the Bank's risk management framework.

Due to the increasing complexity of our business and operating environments, our board of directors approved a restructuring of our management committees, as recommended by senior management, which we began implementing during the second quarter of 2012. We expect this restructuring to improve the efficiency, effectiveness and accountability of those committees.

The former committee structure included: Financial Policy Committee; Market Risk Committee; and Credit Committee (Member and Non-Member). The new committee structure is as follows: Executive Management Committee; Member Services Committee; Capital Markets Committee; and Risk Committee.

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

Each of the committees overseen by the Executive Management Committee in the new framework is responsible for overseeing our business activities in accordance with specified Bank policies, in addition to ongoing consideration of pertinent issues. This structure will allow for enhanced focus on risk management and better differentiate committee responsibilities.

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

Advances. We manage our exposure to credit risk on Advances through a combination of our security interests in assets pledged by the borrowing member and ongoing reviews of our borrowers' financial condition. Section 10(a) of the Bank Act prohibits us from making Advances without sufficient collateral to secure the Advance. Security is provided via thorough underwriting and establishing a perfected position in eligible assets pledged by the borrower as collateral before Advances are issued. Although we have never experienced a credit loss on an Advance to a member, unfavorable economic conditions have increased our credit risk and led us to enhance our collateral review and monitoring.

Our credit risk is magnified due to the concentration of Advances in a few borrowers. As of September 30, 2012, our top two borrowers held 29% of total Advances outstanding, at par. Because of this concentration in Advances, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we analyze the implications to our financial management and profitability if we were to lose the business of one or more of these borrowers.

Investments. We are also exposed to credit risk through our investment portfolios. The Risk Management Policy approved by our board of directors restricts the acquisition of investments to high-quality, short-term money market instruments and highly-rated long-term securities.

Short-Term Investments. Our short-term investment portfolio includes Federal Funds Sold, which are made on an overnight and term basis. We place these funds with large, high-quality financial institutions with investment-grade long-term credit ratings on an unsecured basis for terms of up to 275 days; most such placements typically mature within 90 days. At September 30, 2012, our unsecured credit exposure, including accrued interest related to short-term money-market instruments, was $2.8 billion to seven counterparties and issuers, all of which was for Federal Funds Sold that mature overnight. At December 31, 2011, our unsecured credit exposure, including accrued interest related to short-term money-market instruments, was $3.4 billion to nine counterparties and issuers, of which $3.2 billion was for Federal Funds Sold that mature overnight. Our short-term investment portfolio at September 30, 2012 also includes Securities Purchased Under Agreements to Resell, which are secured by U. S. Treasuries and mature overnight. Although we are permitted to purchase these securities in terms of up to 275 days, most such purchases typically mature overnight.

We monitor counterparty creditworthiness, ratings, performance, and capital adequacy in an effort to mitigate unsecured credit risk on the short-term investments, with an emphasis on the potential impacts of global economic conditions. As a result, we may limit or suspend exposure to certain counterparties.

The following table presents the unsecured investment credit exposures by the domicile of the counterparty's parent for United States branches and agency offices of foreign commercial banks based on the lowest of the NRSRO ratings of the counterparty. The table does not reflect the foreign sovereign government's credit rating. Unsecured transactions can be conducted only with counterparties that are domiciled in countries that maintain a long-term sovereign rating from S&P of AA or higher ($ amounts in millions):

September 30, 2012	AA	A	Total
Domestic (1)	$313	$450	$763
Canada	800	—	800
Sweden	700	250	950
Norway	—	250	250
Total unsecured credit exposure	$1,813	$950	$2,763

(1)	Includes United States subsidiaries of foreign commercial banks.

As of September 30, 2012, our unsecured investment credit exposure to United States branches and agency offices of foreign commercial banks was limited to Federal Funds Sold. As of September 30, 2012, 72% of our total unsecured investment credit exposure in Federal Funds Sold was to United States branches and agency offices of foreign commercial banks. None of our Federal Funds Sold were with our members at September 30, 2012.

Finance Agency regulations include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. This limit is based on a percentage of eligible regulatory capital and the counterparty's overall credit rating. Under these regulations, the level of eligible regulatory capital is determined as the lesser of our total regulatory capital or the eligible amount of regulatory capital of the counterparty. The eligible amount of regulatory capital is then multiplied by a stated percentage. The percentage that we may offer for term extensions of unsecured credit ranges from 1% to 15% based on the counterparty's credit rating. The calculation of term extensions of unsecured credit includes on-balance sheet transactions, off-balance sheet commitments and derivative transactions. See Risk Management - Credit Risk Management - Derivatives for more information.

The Finance Agency regulation also permits us to extend additional unsecured credit for overnight extensions of credit and for sales of Federal funds subject to continuing contracts that renew automatically up to a total unsecured exposure to a counterparty of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty's credit rating. As of September 30, 2012, we were in compliance with the regulatory limits established for unsecured credit.

We are prohibited by Finance Agency regulation from investing in financial instruments issued by non-United States entities other than those issued by United States branches and agency offices of foreign commercial banks. Our unsecured credit exposures to United States branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and United States subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. We are in compliance with the regulation and did not own any financial instruments issued by foreign sovereign governments, including those countries that are members of the European Union, as of and for the period ended September 30, 2012.

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

A Finance Agency regulation provides that the total value of our investments in MBS and ABS, calculated using amortized historical cost, must not exceed 300% of our total regulatory capital, consisting of Retained Earnings, Class B Capital Stock, and MRCS, as of the day we purchase the securities, based on the capital amount most recently reported to the Finance Agency. These investments, as a percentage of total regulatory capital, were 291% at September 30, 2012. Generally, our goal is to maintain these investments near the 300% limit.

Applicable rating levels are determined using the lowest relevant long-term rating from S&P, Moody's and Fitch. Rating modifiers are ignored when determining the applicable rating level for a given counterparty or investment.

The following table presents the carrying value by credit ratings of our investments, grouped by investment category ($ amounts in millions):

					Below
					Investment
September 30, 2012	AAA	AA	A	BBB	Grade	Total
Short-term investments:
Interest-Bearing Deposits	$—	$—	$—	$—	$—	$—
Securities Purchased Under Agreements to Resell	—	2,150	—	—	—	2,150
Federal Funds Sold	—	1,813	950	—	—	2,763
Total short-term investments	—	3,963	950	—	—	4,913
AFS securities:
GSE debentures	—	3,365	—	—	—	3,365
TLGP debentures	—	318	—	—	—	318
Private-label MBS	—	—	—	—	621	621
Total AFS securities	—	3,683	—	—	621	4,304
HTM securities:
GSE debentures	—	269	—	—	—	269
TLGP debentures	—	—	—	—	—	—
Other U.S. obligations - guaranteed RMBS	—	3,028	—	—	—	3,028
GSE RMBS	—	3,700	—	—	—	3,700
Private-label MBS (1)	100	26	—	62	79	267
Private-label ABS	—	15	—	—	2	17
Total HTM securities	100	7,038	—	62	81	7,281
Total investments, carrying value	$100	$14,684	$950	$62	$702	$16,498

Percentage of total	1%	89%	6%	—%	4%	100%

December 31, 2011
Short-term investments:
Interest-Bearing Deposits	$—	$—	$—	$—	$—	$—
Securities Purchased Under Agreements to Resell	—	—	—	—	—	—
Federal Funds Sold	—	2,095	1,327	—	—	3,422
Total short-term investments	—	2,095	1,327	—	—	3,422
AFS securities:
GSE debentures	—	2,026	—	—	—	2,026
TLGP debentures	—	322	—	—	—	322
Private-label MBS	—	—	—	—	601	601
Total AFS securities	—	2,348	—	—	601	2,949
HTM securities:
GSE debentures	—	269	—	—	—	269
TLGP debentures	—	1,883	—	—	—	1,883
Other U.S. obligations - guaranteed RMBS	—	2,747	—	—	—	2,747
GSE RMBS	—	3,512	—	—	—	3,512
Private-label MBS	187	13	9	76	117	402
Private-label ABS	—	17	—	—	2	19
Total HTM securities	187	8,441	9	76	119	8,832
Total investments, carrying value	$187	$12,884	$1,336	$76	$720	$15,203

Percentage of total	1%	85%	9%	—%	5%	100%

(1)	Included in Below Investment Grade is one security with a carrying value of less than $0.1 million that was unrated by any NRSRO as of September 30, 2012.

The following table presents the carrying values and fair values at September 30, 2012 of four private-label RMBS downgraded during the period from October 1, 2012 to October 31, 2012 from the lowest NRSRO rating previously reported. There were no other downgrades of MBS and ABS during this period ($ amounts in millions):

	To A		To BBB		To B
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Private-label RMBS:
Downgraded from AAA	$—	$—	$4	$4	$—	$—
Downgraded from AA	6	6	20	20	—	—
Downgraded from BBB	—	—	—	—	7	7
Total	$6	$6	$24	$24	$7	$7

The following table presents investments on negative watch at October 31, 2012 from the lowest NRSRO rating previously reported. The carrying value and fair value of the investments on negative watch at October 31, 2012 are based on September 30, 2012 balances ($ amounts in millions):

	Private Label RMBS		Private-label ABS - Manufactured Housing Loans		Private-label ABS - Home Equity Loans
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment Rating:
AAA	$96	$96	$—	$—	$—	$—
AA	—	—	15	13	—	—
BBB	31	30	—	—	—	—
B	—	—	—	—	1	1
Total	$127	$126	$15	$13	$1	$1

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

Our private-label MBS and ABS are backed by collateral located in the United States. The top five states, by percentage of collateral located in those states as of September 30, 2012, were California (58%), New York (6%), Florida (5%), Virginia (3%), and New Jersey (2%).

The tables below present the UPB by credit ratings, based on the lowest of Moody's, S&P, or comparable Fitch ratings, as well as amortized cost, estimated fair value, OTTI losses, and other collateral information, grouped by prime, Alt-A and subprime securities by year of securitization as of September 30, 2012 ($ amounts in millions):

	Year of Securitization
	2004
	and
Prime	prior	2005	2006	2007	Total
Private-label RMBS:
AAA	$100	$—	$—	$—	$100
AA	20	—	—	—	20
A	—	—	—	—	—
BBB	38	15	—	—	53
Below investment grade:
BB	31	13	—	—	44
B	—	25	—	—	25
CCC	—	198	—	—	198
CC	—	200	—	48	248
C	—	—	72	36	108
D (4)	—	36	29	123	188
Total below investment grade	31	472	101	207	811
Total UPB	$189	$487	$101	$207	$984

Amortized cost	$188	$444	$93	$152	$877
Unrealized losses (1)	(3)	(35)	(4)	(2)	(44)
Estimated fair value	187	409	89	154	839

OTTI (year-to-date) (2):
Total OTTI losses	$—	$—	$1	$2	$3
Portion reclassified to (from) OCI	—	—	(1)	(2)	(3)
OTTI credit losses	$—	$—	$—	$—	$—

Weighted average percentage of estimated fair value to UPB	99%	84%	88%	74%	85%
Original weighted average credit support	3%	8%	7%	10%	7%
Current weighted average credit support	13%	5%	1%	2%	6%
Weighted average collateral delinquency (3)	7%	12%	16%	19%	13%

(1)	Unrealized losses represent the difference between estimated fair value and amortized cost where estimated fair value is less than amortized cost. These amounts exclude unrealized gains.

(2)	Amounts include OTTI losses for securities held at September 30, 2012 only.

(3)
Includes delinquencies of 60 days or more, foreclosures, real estate owned and bankruptcies, weighted by the UPB of the individual securities in the category based on their respective collateral delinquency.

(4)	Includes one security in the 2004 and prior year of securitization with a UPB of less than $0.1 million that was unrated by any NRSRO as of September 30, 2012.

	Year of Securitization
	2004
	and
Alt-A	prior	2005	2006	2007	Total
Private-label RMBS:
AAA	$—	$—	$—	$—	$—
AA	6	—	—	—	6
A	—	—	—	—	—
BBB	10	—	—	—	10
Below investment grade:
BB	8	—	—	—	8
B	2	—	—	—	2
CCC	—	—	—	—	—
CC	—	3	—	—	3
C	—	—	—	—	—
D	—	33	—	—	33
Total below investment grade:	10	36	—	—	46
Total UPB	$26	$36	$—	$—	$62

Amortized cost	$25	$29	$—	$—	$54
Unrealized losses (1)	(1)	(7)	—	—	(8)
Estimated fair value	25	22	—	—	47

OTTI (year-to-date) (2):
Total OTTI losses	$—	$—	$—	$—	$—
Portion reclassified to (from) OCI	—	—	—	—	—
OTTI credit losses	$—	$—	$—	$—	$—

Weighted average percentage of estimated fair value to UPB	96%	59%	—%	—%	74%
Original weighted average credit support	3%	7%	—%	—%	5%
Current weighted average credit support	12%	—%	—%	—%	5%
Weighted average collateral delinquency (3)	8%	18%	—%	—%	14%

(1)	Unrealized losses represent the difference between estimated fair value and amortized cost where estimated fair value is less than amortized cost. These amounts exclude unrealized gains.

(2)	Amounts include OTTI losses for securities held at September 30, 2012 only.

(3)
Includes delinquencies of 60 days or more, foreclosures, real estate owned and bankruptcies, weighted by the UPB of the individual securities in the category based on their respective collateral delinquency.

	Year of Securitization
	2004
	and
Subprime	prior	2005	2006	2007	Total
Private-label ABS - home equity loans:
Below investment grade:
B	$3	$—	$—	$—	$3
Total UPB	$3	$—	$—	$—	$3

Amortized cost	$3	$—	$—	$—	$3
Unrealized losses (1)	(1)	—	—	—	(1)
Estimated fair value	2	—	—	—	2

OTTI (year-to-date) (2):
Total OTTI losses	$—	$—	$—	$—	$—
Portion reclassified to (from) OCI	—	—	—	—	—
OTTI credit losses	$—	$—	$—	$—	$—

Weighted average percentage of estimated fair value to UPB	72%	—%	—%	—%	72%
Original weighted average credit support (3)	100%	—%	—%	—%	100%
Current weighted average credit support (3)	100%	—%	—%	—%	100%
Weighted average collateral delinquency (4)	31%	—%	—%	—%	31%

Private-label ABS - manufactured housing loans:
AA	$15	$—	$—	$—	$15
Total UPB	$15	$—	$—	$—	$15

Amortized cost	$15	$—	$—	$—	$15
Unrealized losses (1)	(3)	—	—	—	(3)
Estimated fair value	12	—	—	—	12

OTTI (year-to-date) (2):
Total OTTI losses	$—	$—	$—	$—	$—
Portion reclassified to (from) OCI	—	—	—	—	—
OTTI credit losses	$—	$—	$—	$—	$—

Weighted average percentage of estimated fair value to UPB	82%	—%	—%	—%	82%
Original weighted average credit support	28%	—%	—%	—%	28%
Current weighted average credit support	30%	—%	—%	—%	30%
Weighted average collateral delinquency (4)	3%	—%	—%	—%	3%

(1)	Unrealized losses represent the difference between estimated fair value and amortized cost where estimated fair value is less than amortized cost. These amounts exclude unrealized gains.

(2)	Amounts include OTTI losses for securities held at September 30, 2012 only.

(3)	The credit support for the home equity loans is provided by MBIA Insurance Corporation.

(4)
Includes delinquencies of 60 days or more, foreclosures, real estate owned and bankruptcies, weighted by the UPB of the individual securities in the category based on their respective collateral delinquency.

The following table presents the UPB of our private-label MBS and ABS by loan type ($ amounts in millions):

	September 30, 2012			December 31, 2011
	Fixed	Variable		Fixed	Variable
By Loan Type (1)	Rate	Rate (2)(3)	Total	Rate	Rate (2)(3)	Total
RMBS:
Prime loans	$255	$729	$984	$405	$757	$1,162
Alt-A loans	62	—	62	78	—	78
Total RMBS	317	729	1,046	483	757	1,240
ABS - home equity loans:
Subprime loans	—	3	3	—	3	3
Total ABS - home equity loans	—	3	3	—	3	3
ABS - manufactured housing loans:
Subprime loans	15	—	15	17	—	17
Total ABS - manufactured housing loans	15	—	15	17	—	17
Total private-label MBS and ABS, at UPB	$332	$732	$1,064	$500	$760	$1,260

(1)	We classify our private-label RMBS and ABS as prime, Alt-A and subprime based on the originator's classification at the time of origination or based on classification by an NRSRO upon issuance.

(2)	Variable-rate private-label MBS and ABS include those with a contractual coupon rate that, prior to contractual maturity, is either scheduled to change or is subject to change.

(3)	All variable-rate RMBS prime loans are hybrid adjustable-rate mortgage securities.

The table below presents, by collateral type, certain characteristics of private-label RMBS and ABS in a gross unrealized loss position at September 30, 2012. The lowest ratings available for each security are reported as of October 31, 2012, based on the security's UPB at September 30, 2012 ($ amounts in millions):

						October 31, 2012 Ratings Based on
	September 30, 2012					September 30, 2012 UPB (3) (4)
			Gross	Collateral			Other	Below
		Amortized	Unrealized	Delinquency			Investment	Investment
By Collateral Type (1)	UPB	Cost	Losses	Rate (2)	AAA (3)	AAA	Grade	Grade(6)	Watchlist
Private-label RMBS backed by:
Prime - 1st lien	$798	$722	$(44)	13%	6%	6%	9%	85%	10%
Alt-A - 1st lien	57	49	(8)	14%	—%	—%	15%	85%	—%
Total private-label RMBS	855	771	(52)	13%	5%	5%	10%	85%	9%
Subprime ABS - manufactured housing loans backed by:
1st lien	15	15	(3)	3%	—%	—%	100%	—%	100%
Total subprime ABS - manufactured housing loans	15	15	(3)	3%	—%	—%	100%	—%	100%
Subprime ABS - home equity loans backed by: (5)
2nd lien	3	3	(1)	31%	—%	—%	—%	100%	38%
Total subprime ABS - home equity loans	3	3	(1)	31%	—%	—%	—%	100%	38%
Total private-label MBS and ABS	$873	$789	$(56)	12%	5%	5%	11%	84%	11%

(1)	We classify our private-label RMBS and ABS as prime, Alt-A and subprime based on the originator's classification at the time of origination or based on classification by an NRSRO upon issuance.

(2)
Includes delinquencies of 60 days or more, foreclosures, real estate owned and bankruptcies, weighted by the UPB of the individual securities in the category based on their respective collateral delinquency.

(3)	Represents the lowest ratings available for each security based on the lowest of Moody's, S&P or comparable Fitch ratings.

(4)	Excludes paydowns in full subsequent to September 30, 2012.

(5)
The credit support for the home equity loans is provided by MBIA Insurance Corporation. This insurance company had a credit rating of B- as of October 31, 2012, based on the lower of Moody's and S&P ratings.

(6)	Below Investment Grade includes one Prime-1st lien security with a UPB of less than $0.1 million that was unrated by any NRSRO as of September 30, 2012.

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

The following tables present the significant modeling assumptions used to determine whether a security was OTTI during the third quarter of 2012, as well as the related current credit enhancement as of September 30, 2012. See Notes to Financial Statements - Note 5 - Other-Than-Temporary Impairment Analysis for the assumptions used to determine the amount of credit loss for the securities that were determined to be OTTI during the third quarter. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. A credit enhancement percentage of zero reflects securities that have no remaining credit support and are likely to have experienced an actual principal loss. The calculated averages represent the dollar-weighted averages of all of the private-label RMBS and ABS in each category shown. MBS and ABS are classified as prime, Alt-A or subprime based on the model used to estimate the cash flows for the security, which may not be the same as the classification by the rating agency at the time of origination (UPB $ amounts in millions).

		Significant Modeling Assumptions for all Private-label RMBS						Current Credit
		Prepayment Rates		Default Rates		Loss Severities		Enhancement
		Weighted		Weighted		Weighted		Weighted
		Average	Range	Average	Range	Average	Range	Average	Range
Year of Securitization	UPB	%	%	%	%	%	%	%	%
Prime:
2007	$207	6.9	6.7 - 7.1	35.7	32.0 - 38.0	43.2	39.3 - 47.0	1.8	0.0 - 6.7
2006	89	10.1	8.5 - 14.2	28.0	18.0 - 32.9	39.7	37.3 - 42.7	1.1	0.0 - 1.6
2005	487	9.7	8.3 - 26.4	21.8	2.6 - 25.2	36.3	20.0 - 43.0	5.5	0.0 - 12.1
2004 and prior	189	24.1	11.3 - 47.8	8.0	0.8 - 14.3	28.4	19.9 - 35.9	12.9	3.5 - 59.5
Total Prime	972	12.0	6.7 - 47.8	22.6	0.8 - 38.0	36.5	19.9 - 47.0	5.7	0.0 - 59.5
Alt-A:
2006	12	10.1	10.1 - 10.1	31.7	31.7 - 31.7	46.6	46.6 - 46.6	1.9	1.9 - 1.9
2005	36	8.6	8.4 - 10.5	35.2	24.7 - 36.1	40.9	35.3 - 41.4	0.0	0.0 - 0.0
2004 and prior	26	17.1	15.2 - 19.4	7.9	1.6 - 13.7	26.2	19.6 - 36.1	11.6	4.8 - 15.2
Total Alt-A	74	11.8	8.4 - 19.4	25.2	1.6 - 36.1	36.8	19.6 - 46.6	4.3	0.0 - 15.2
Total private-label RMBS	$1,046	11.9	6.7 - 47.8	22.8	0.8 - 38.0	36.5	19.6 - 47.0	5.6	0.0 - 59.5

		Significant Modeling Assumptions for all ABS - Home Equity Loans						Current Credit
		Prepayment Rates		Default Rates		Loss Severities		Enhancement
		Weighted		Weighted		Weighted		Weighted
		Average	Range	Average	Range	Average	Range	Average	Range
Year of Securitization	UPB	%	%	%	%	%	%	%	%
Subprime 2004 and prior (1)	$3	8.9	8.7 - 9.1	23.6	23.5 - 23.7	43.6	33.7 - 49.7	100	100 - 100
Total ABS - home equity loans	$3	8.9	8.7 - 9.1	23.6	23.5 - 23.7	43.6	33.7 - 49.7	100	100 - 100

(1)	These securities are insured by monoline bond insurers.

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

Mortgage Loans Held for Portfolio.

MPP. We are exposed to credit risk on loans purchased from members through the MPP. Each loan we purchase must meet guidelines for our MPP or be specifically approved as an exception based on compensating factors. For example, the maximum loan-to-value ratio for any conventional mortgage loan purchased is 95%, and the borrowers must meet certain minimum credit scores depending upon the type of property or loan. On November 29, 2010, we began offering MPP Advantage for conventional mortgage loans. The only substantive difference between MPP Advantage and our original MPP for conventional mortgage loans is the credit enhancement structure.

Credit Enhancements. FHA loans comprise 16% of our outstanding MPP loans, at par. These loans are backed by insurance provided by the FHA; therefore, we do not require either LRA or SMI coverage for these loans.

Credit enhancements for conventional loans include (in order of priority):

•	PMI (when applicable for the purchase of mortgages with an initial loan-to-value ratio of over 80% at the time of purchase);

•	LRA; and

•	SMI (as applicable) purchased by the seller from a third-party provider naming us as the beneficiary.

We evaluate the recovery and collectability related to primary and supplemental mortgage insurance policies for mortgage loans that we hold. We also evaluate the collectability of outstanding receivables from our PMI/SMI providers related to outstanding and unpaid claims. A number of our mortgage insurers have exceeded risk-to-capital ratios required by their state insurance regulators. In some cases, such states have issued waivers to allow the companies to continue writing new business in their states. Most waivers are temporary in duration or contain other conditions that the companies may be unable to continue to meet due to their weakened condition or other factors. Given the current economic conditions in the residential real estate market and the impact on the mortgage insurance industry, along with the below-investment grade credit ratings and negative outlooks of most of our mortgage insurers as well as recent developments pertaining to the financial condition of certain of our providers in particular, full recovery associated with the expected amount of our claims for several providers of these policies is uncertain. We continue to closely monitor their financial conditions.

Primary Mortgage Insurance. As of September 30, 2012, we were the beneficiary of PMI coverage on $630.8 million or 13% of conventional mortgage loans. For a conventional loan, PMI, if applicable, covers losses or exposure down to approximately a loan-to-value ratio between 65% and 80% based upon the original appraisal, original loan-to-value ratio, term, and amount of PMI coverage.

The following table presents the PMI providers and related PMI coverage amount on seriously delinquent loans held in our portfolio as of September 30, 2012, and the mortgage insurance company credit ratings as of October 31, 2012 ($ amounts in millions):

			Seriously Delinquent Loans (2)
		Credit
	Credit	Rating		PMI Coverage
Mortgage Insurance Company	Rating (1)	Outlook (1)	UPB	Outstanding
Mortgage Guaranty Insurance Corporation	B-	Negative	$7	$2
Radian Guaranty, Inc.	B-	Negative	5	2
Republic Mortgage Insurance Company (3)	R	N/A	5	1
Genworth Mortgage Insurance Corporation	B	Negative	3	1
United Guaranty Residential Insurance Corporation	BBB	Stable	2	1
All Others (4)	R, NR	N/A	2	—
Total			$24	$7

(1)
Represents the lowest credit rating and outlook of S&P, Moody's and Fitch stated in terms of the S&P equivalent as of October 31, 2012. R signifies regulatory supervision, while NR indicates the insurer is not rated.

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

Lender Risk Account. We use either a "spread LRA" or a "fixed LRA" for credit enhancement. The spread LRA was used in combination with SMI for credit enhancement of conventional mortgage loans purchased under our original MPP, and the fixed LRA is being used for all acquisitions of new conventional mortgage loans purchased under MPP Advantage. Therefore, the LRA balances include MPP and MPP Advantage. At this time, substantially all of the additions are from MPP Advantage, and all of the claims paid and distributions are from the original MPP.

Supplemental Mortgage Insurance. For pools of loans acquired under our original MPP, we have credit protection from loss on each loan, where eligible, through SMI, which provides insurance to cover credit losses to approximately 50% of the property's original value, subject, in certain cases, to an aggregate stop-loss provision in the SMI policy. Some MCCs that equal or exceed $35 million of total initial principal to be sold on a best-effort basis include an aggregate loss/benefit limit or "stop-loss" that is equal to the total initial principal balance of loans under the MCC multiplied by the stop-loss percentage, as is then in effect, and represents the maximum aggregate amount payable by the SMI provider under the SMI policy for that pool. We do not have SMI coverage on loans purchased under MPP Advantage.

As of September 30, 2012, we were the beneficiary of SMI coverage on mortgage pools with a total UPB of $3.5 billion. Two mortgage insurance companies provide all of the SMI coverage. The following table presents the SMI exposure and the lowest credit rating and outlook of S&P, Moody's and Fitch stated in terms of the S&P equivalent as of October 31, 2012 ($ amounts in millions):

Mortgage Insurance Company	Credit Rating	Credit Rating Outlook	September 30, 2012	December 31, 2011
Mortgage Guaranty Insurance Corporation	B-	Negative	$37	$36
Genworth Mortgage Insurance Corporation	B	Negative	17	21
Total			$54	$57

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

Credit risk arising from AMA activities under our participation in mortgage loans originated under the MPF Program falls into three categories: (i) the risk of credit losses on the mortgage loans represented in our FLA and last loss positions; (ii) the risk that a PFI will not perform as promised with respect to its loss position provided through its CE Obligations on mortgage pools; and (iii) the risk that a third-party insurer (obligated under PMI arrangements) will fail to perform as expected. Should a PMI third-party insurer fail to perform, our credit risk exposure would increase because our FLA is the next layer to absorb credit losses on mortgage loan pools.

Credit Enhancements. Our management of credit risk in the MPF Program considers the several layers of loss protection that are defined in agreements among the FHLBank of Topeka and its PFIs. The availability of loss protection may differ slightly among MPF products. Our loss protection consists of the following loss layers, in order of priority:

(i) Homeowner equity;
(ii) PMI, which covers all loans with homeowner equity of less than 20% of the original purchase price or appraised value;
(iii) FLA, which functions as a tracking mechanism for determining our potential loss exposure under each master commitment prior to the PFI’s CE Obligation; and
(iv) CE Obligation, which absorbs losses in excess of the FLA in order to limit our loss exposure to that of an investor in an MBS that is rated the equivalent of AA by an NRSRO. PFIs must either fully collateralize their CE Obligation with assets considered acceptable by the FHLBank of Topeka.

Primary Mortgage Insurance. As of September 30, 2012, we were the beneficiary of PMI coverage on $2.8 million or 7% of conventional mortgage loans. For a conventional loan, PMI, if applicable, covers losses or exposure down to approximately a loan-to-value ratio between 65% and 80% based upon the original appraisal, original loan-to-value ratio, term, and amount of PMI coverage.

FLA and CE Obligation. If losses occur in a master commitment, these losses will either be: (i) recovered through the withholding of future performance-based CE Fees from the PFI or (ii) absorbed by us in the FLA. As of September 30, 2012, our exposure under the FLA was $0.2 million and CE Obligations available to cover losses in excess of the FLA were $1.9 million.

We may acquire participation interests in different MPF products: Original MPF, MPF 125, and MPF Government. These MPF products are closed loan products in which we purchase loans acquired or closed by the PFI. Under all of these MPF loan products, the PFI performs all traditional retail loan origination functions.

The following table presents a comparison of the different characteristics for each of the MPF products.

Product Name	Size of the FHLBank's FLA	PFI Credit Enhancement Description	CE Fee Paid to PFI	CE Fee Offset (1)	Servicing Fee to PFI
Original MPF	4 basis points per year against unpaid balance, accrued monthly	After the FLA, to bring to the equivalent of "AA"	10 basis points per year, paid monthly, guaranteed	No	25 basis points per year, paid monthly
MPF 125	100 basis points fixed based on gross fundings at closing	After the FLA, to bring to the equivalent of "AA"	7 to 10 basis points per year, paid monthly, performance based	Yes, to the extent recoverable in future years	25 basis points per year, paid monthly
Original MPF for Government Loans	n/a	n/a (unreimbursed servicing expenses only)	n/a	n/a	44 basis points per year, paid monthly

(1)
Future payouts of performance-based CE Fees are reduced when losses are allocated to the FLA. The offset is limited to fees payable in a given year but could be reduced in subsequent years. The overall reduction is limited to the FLA amount for the life of the pool of loans covered by a master commitment agreement.

The following table presents an illustration of the FLA and CE Obligation calculation for each conventional MPF product type listed.

Product Name	FLA	CE Obligation
Original MPF	4 basis points x unpaid principal, annually (1)	(Loan Level Credit Enhancement (2) x Pool Size Factor (3)) x Gross Fundings
MPF 125	100 basis points x loan funding amount	((Loan Level Credit Enhancement x Pool Size Factor) - FLA) x Gross Fundings

(1)	Starts at zero and increases monthly over the life of the master commitment.

(2)	The Loan Level Credit Enhancement represents the weighted average loan level credit enhancement score of the loans sold into the pool of loans covered by the master commitment agreement.

(3)
The S&P Levels Pool Size Factor is applied at the MPF FHLBank level against the total number of loans in portfolio. A Pool Size Factor is greater than one if the number of loans in portfolio is less than 300 in total.

MPP and MPF Loan Concentration. The mortgage loans purchased through the MPP and the participation interests purchased through the MPF are currently dispersed across 50 states and the District of Columbia. No single zip code represented more than 1% of mortgage loans outstanding at September 30, 2012 or December 31, 2011. As of September 30, 2012, 28% and 24% of our conventional mortgage loans were concentrated in our district states of Indiana and Michigan, respectively. It is likely that the concentration of mortgage loans in Indiana and Michigan will increase in the future due to the loss of the three largest sellers in 2006 - 2007 that were our primary sources of nationwide mortgages. The median outstanding size of our mortgage loans was approximately $130 thousand and $132 thousand at September 30, 2012 and December 31, 2011, respectively.

MPP and MPF Credit Performance. Troubled debt restructurings related to mortgage loans are considered to have occurred when a concession is granted to the debtor related to the debtor's financial difficulties that would not otherwise be considered for economic or legal reasons. We do not participate in government-sponsored loan modification programs.

Although we establish credit enhancements in each mortgage pool purchased under our MPP at the time of the pool's origination that are sufficient to absorb loan losses up to approximately 50% of the property's original value (subject, in certain cases, to an aggregate stop-loss provision in the SMI policy), the magnitude of the declines in home prices, rise in unemployment rates, and increase in delinquencies in some areas since 2006 have resulted in losses in some of the mortgage pools that have exhausted credit enhancements. Some of our mortgage pools have loans originated in states and localities (e.g., California, Arizona, Florida, and Nevada) that have had the most severe declines in home prices. We purchased most of these loan pools from institutions that are no longer members of our Bank and, thus, have stopped selling mortgage loans to us. When a mortgage pool's credit enhancements are exhausted, we realize any additional loan losses in that pool.

The serious delinquency rate for the MPP FHA mortgages was 0.50% at September 30, 2012, compared to 0.61% at December 31, 2011. We rely on insurance provided by the FHA, which generally provides coverage for 100% of the principal balance of the underlying mortgage loan and defaulted interest at the debenture rate. However, we would receive defaulted interest at the contractual rate from the servicer.

The serious delinquency rate for MPP conventional mortgages was 2.30% at September 30, 2012, compared to 2.49% at December 31, 2011. Both rates were below the national serious delinquency rate. See Notes to Financial Statements - Note 8 - Allowance for Credit Losses for more information.

There were no seriously delinquent MPF loans at September 30, 2012.

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

We maintain a policy requiring that interest rate exchange agreements be governed by an International Swaps and Derivatives Association Master Agreement. These agreements provide for netting of amounts due to us and amounts due to counterparties, thereby reducing credit exposure. Our current counterparties governed by these agreements include large banks and other financial institutions with a significant presence in the derivatives market. Most of our counterparties are rated A- or better by S&P and A3 or better by Moody's. Two counterparties are rated below A3 by Moody's, which limits our transactions with those counterparties to risk-reducing trades.

The following table presents key information on derivative counterparties on a settlement date basis using credit ratings from S&P or Moody's ($ amounts in millions):

		Credit Exposure	Other
	Total	Net of Cash	Collateral	Net Credit
September 30, 2012	Notional	Collateral	Held	Exposure
AA	$3,858	$—	$—	$—
A	26,751	—	—	—
BBB	2,728	—	—	—
Unrated	—	—	—	—
Subtotal	33,337	—	—	—
Member institutions (1)	235	3	—	3
Total	$33,572	$3	$—	$3

December 31, 2011
AA	$13,359	$—	$—	$—
A	21,561	—	—	—
Unrated	70	—	—	—
Subtotal	34,990	—	—	—
Member institutions (1)	68	—	—	—
Total	$35,058	$—	$—	$—

(1)	Includes mortgage delivery commitments from member institutions (MPP) and FHLBank of Topeka PFIs (MPF).

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

Business Risk Management. Business risk is the risk of an adverse impact on profitability resulting from external factors that may occur in both the short- and long-term. Business risk includes political, strategic, reputation and/or regulatory events that are beyond our control. Our board of directors and management seek to mitigate these risks by, among other actions, maintaining an open and constructive dialogue with regulators, providing input on potential legislation, conducting long-term strategic planning, continually monitoring general economic conditions and the external environment, and fulfilling our mission of supporting member institutions with liquidity and supporting community development.

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

The following table presents the effective duration of equity levels for our total position, which are subject to internal policy guidelines:

Date	-200 basis points*	0 basis points	+200 basis points
September 30, 2012	(4.5) years	0.3 years	0.4 years
December 31, 2011	(6.9) years	(1.5) years	2.4 years

*
Our internal policy guidelines provide for the calculation of the duration of equity in a low-rate environment to be based on the Finance Agency Advisory Bulletin 03-09, as modified September 3, 2008. Under these guidelines, our duration of equity was 0.3 years at September 30, 2012 and (1.5) years at December 31, 2011.

We were in compliance with the duration of equity limits established at both dates. The changes in the duration of equity levels at September 30, 2012 compared to December 31, 2011 were substantially due to changes in our valuation technique, and a specific modeling assumption, for Consolidated Obligations. See Notes to Financial Statements - Note 14 - Estimated Fair Values for more information.

As part of our overall interest rate risk management process, we continue to evaluate strategies to manage interest rate risk arising from a variety of market factors and our current interest rate risk measures. Certain of these strategies, if implemented, could have an adverse impact on future earnings.

Duration Gap. A related measure of interest-rate risk is duration gap, which is the difference between the estimated durations (market value sensitivity) of assets and liabilities and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. Duration gap measures the sensitivity of assets and liabilities to interest-rate changes. Duration generally indicates the expected change in an instrument's market value resulting from an increase or a decrease in interest rates. Higher duration numbers, whether positive or negative, indicate greater volatility of market value in response to changing interest rates. The duration gap was (0.6) months at September 30, 2012, compared to (2.1) months at December 31, 2011.

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

Date	VaR
September 30, 2012	$193
December 31, 2011	136

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

Date	-200 basis points	+200 basis points
September 30, 2012	(3.7)%	0.8%
December 31, 2011	(3.0)%	0.4%

The changes in the VaR and the Ratio of Market Value to Book Value of Equity at September 30, 2012 compared to December 31, 2011 were substantially due to changes in our valuation technique, and a specific modeling assumption, for Consolidated Obligations.

See Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Use of Derivative Hedges in our 2011 Form 10-K for more information about our use of derivative hedges.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports filed under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and (b) accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal accounting officer, to allow timely decisions regarding required disclosures. As of September 30, 2012, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer), Chief Operating Officer-Chief Financial Officer (the principal financial officer) and Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer, Chief Operating Officer-Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

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

In June of 2012, we entered into an MPF Participation Agreement with the FHLBank of Topeka. Under the MPF Participation Agreement, we can purchase participation interests in government-guaranteed or insured mortgages originated by certain of the FHLBank of Topeka's member institutions through their participation in the MPF Program offered by the FHLBank of Chicago. We amended the MPF Participation Agreement in July of 2012 to enable us to acquire conventional MPF mortgages originated by certain of the FHLBank of Topeka's member institutions through their participation in the MPF Program as well. Credit risk arising from our participation in mortgage loans originated under the MPF Program falls into three categories: (1) the risk of credit losses on the mortgage loans represented in our FLA and last loss positions; (2) the risk that a PFI will not perform as promised with respect to its loss position provided through its CE Obligations on mortgage pools; and (3) the risk that a third-party insurer (obligated under PMI arrangements) will fail to perform as expected. Should a PMI third-party insurer fail to perform, our credit risk exposure would increase because our FLA is the next layer to absorb credit losses on mortgage loan pools.

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

10.4*+	Directors' Compensation and Travel Expense Reimbursement Policy effective January 1, 2013, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 25, 2012

10.5*+	Federal Home Loan Bank of Indianapolis 2011 Long Term Incentive Plan, effective January 1, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on August 3, 2011

10.6*+	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 27, 2006

10.7*+	Federal Home Loan Bank 2009 Long Term Incentive Plan, incorporated by reference to our Annual Report on Form 10-K filed on March 16, 2009

10.8*+
Federal Home Loan Bank of Indianapolis 2011 Executive Incentive Compensation Plan (STI), effective January 1, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on August 3, 2011

10.9*+	Form of Key Employee Severance Agreement for Principal Executive Officer, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on May 24, 2010

10.10*+	Form of Key Employee Severance Agreement for Executive Officers, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on February 4, 2011

10.11*	Joint Capital Enhancement Agreement dated August 5, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on August 5, 2011

Exhibit Number	Description

10.12*+
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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

November 9, 2012	By:	/s/ MILTON J. MILLER II
	Name:	Milton J. Miller II
	Title:	President - Chief Executive Officer

November 9, 2012	By:	/s/ CINDY L. KONICH
	Name:	Cindy L. Konich
	Title:	Executive Vice President - Chief Operating Officer - Chief Financial Officer

November 9, 2012	By:	/s/ K. LOWELL SHORT, JR.
	Name:	K. Lowell Short, Jr.
	Title:	Senior Vice President - Chief Accounting Officer