Form 10-K
period 2012-12-31
Federal Home Loan Bank of Indianapolis
filed 2013-03-15
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
☐  Yes    ☒  No
Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2012, the aggregate par value of the stock held by members and former members of the registrant was approximately $2.059 billion. At February 28, 2013, 18,083,231 shares of stock were outstanding.

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

ITEM 1. BUSINESS

As used in this Form 10-K, unless the context otherwise requires, the terms "we," "us," "our," and the "Bank" refer to the Federal Home Loan Bank of Indianapolis or its management. We use certain acronyms and terms throughout this Item 1 that are defined in the Glossary of Terms located in Item 15. Exhibits and Financial Statement Schedules.

Unless otherwise stated, dollar amounts disclosed in this Item 1 are rounded to the nearest million; therefore, amounts of less than one million may not be reflected in Item 1 and, due to rounding, may not appear to agree to the amounts presented in thousands in the Financial Statements and Notes to Financial Statements. Amounts used to calculate dollar and percentage changes are based on numbers in the thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

Background Information
The Federal Home Loan Bank of Indianapolis is a wholesale bank that provides loans, grants, and business services to member financial institutions in Indiana and Michigan. We are one of twelve such banks (collectively, the "FHLBanks" or individually an "FHLBank") in the FHLBank System, established in 1932. FHLBanks are privately capitalized and funded, and receive no Congressional appropriations.
Our mission is to help families afford housing by working with member financial institutions located in Indiana and Michigan to meet our members' funding needs for both residential mortgage loans and other types of loans to support the economic growth of their communities. We also provide grants for building and rehabilitating low-income housing.
Our programs provide funding to help members with liquidity and asset/liability management, interest rate risk, profitability enhancement, and mortgage pipeline funding. In addition to funding, we provide various correspondent services, such as securities safekeeping and wire transfers. We also help to meet the economic and housing needs of communities and families through grants and low-cost advances that help support affordable housing and economic development initiatives.
Our Bank was organized under the authority of the Bank Act. We are wholly-owned by our member financial institutions, which are also our primary customers. We do not lend directly to, or purchase mortgage loans directly from, the general public. All federally-insured depository institutions (including commercial banks, thrifts and credit unions), CDFIs certified by the CDFI Fund of the United States Treasury, and insurance companies that have a principal place of business located in Indiana or Michigan are eligible to become members of our Bank. Applicants for membership must meet certain requirements that demonstrate that they are engaged in residential housing finance. All member financial institutions are required to purchase shares of our Class B Capital Stock as a condition of membership. Only members may own our capital stock, except for stock held by former members or their legal successors during their stock redemption period. We expect to deliver a market return, within a framework of conservative risk management, on the equity investment by our member/owner institutions.

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

•
the requirement that at least two-fifths of our directors be non-member "independent" directors, that two of these "independent" directors must have experience in consumer or community interests, and that the remaining "independent" directors must have demonstrated financial experience;

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

On July 21, 2010, the United States Congress enacted the Dodd-Frank Act which, among other provisions: (i) created an interagency Oversight Council that is charged with identifying and regulating systemically important financial institutions; (ii) regulates the over-the-counter derivatives market; (iii) imposed new executive compensation proxy and disclosure requirements; (iv) established new requirements for MBS, including a risk-retention requirement; (v) reformed the credit rating agencies; (vi) made a number of changes to the federal deposit insurance system; and (vii) created the Consumer Financial Protection Bureau. Although the FHLBanks were exempted from several notable provisions of the Dodd-Frank Act, our business operations, funding costs, rights, obligations, and the environment in which we carry out our housing-finance mission have been and are likely to continue to be impacted by the Dodd-Frank Act. For additional information concerning this legislation, please refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Accounting and Regulatory Developments - Legislative and Regulatory Developments.

Business Segments

We manage our operations by grouping products and services within two business segments. These business segments are (i) Traditional, which includes credit products (such as Advances, letters of credit, and lines of credit), investments (including Federal Funds Sold, Securities Purchased Under Agreement to Resell, AFS securities, and HTM securities), correspondent services, and deposits; and (ii) Mortgage Loans, which includes mortgage loans purchased from our members through our MPP and participation interests purchased from the FHLBank of Topeka in mortgage loans that were purchased by the FHLBank of Topeka from its PFI members under the MPF Program. The revenues, profit or loss, and total assets for each segment are disclosed in Notes to Financial Statements - Note 18 - Segment Information.

Traditional.

Credit Products. We offer our members a wide variety of credit products, including Advances, letters of credit, and lines of credit. We approve member credit requests based on our assessment of the member's creditworthiness and financial condition, as well as its collateral position. All credit products must be fully collateralized by a member's pledge of eligible assets, primarily one-to-four family residential mortgage loans, various types of securities, deposits in our Bank, and certain ORERC, such as commercial MBS, commercial real estate loans and home equity loans, supplemented by a statutory lien provided under the Bank Act on each member's stock in our Bank. We also accept small business loans and farm real-estate loans as collateral from CFIs, which were defined for 2012 as FDIC-insured depository institutions with average total assets not exceeding $1.076 billion over the three years preceding the transaction date. This limit is subject to annual adjustment by the Finance Agency Director based on the consumer price index and is rounded to the nearest million.

We offer a wide array of fixed-rate and adjustable-rate Advances, our primary credit product. Interest is generally due on a monthly basis. The maturities of Advances currently offered typically range from 1 day to 10 years, although the maximum maturity may be longer in some instances. Members utilize Advances for a wide variety of purposes including:

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

We offer standby letters of credit, generally for up to 10 years in term, which are rated Aaa by Moody's and AA+ by S&P. Letters of credit are performance contracts that guarantee the performance of a member to a third party and are subject to the same collateralization and borrowing limits that are applicable to Advances. A letter of credit may be offered to assist members in facilitating residential housing finance, community lending, asset/liability management, or liquidity. We also offer a standby letter of credit product to collateralize Indiana public deposits.

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

•
Variable-rate Advances, which reprice daily. These Advances may be extended on terms from one day to six months and may be prepaid on any given business day during that term without fee or penalty. No principal payment is due until maturity.

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

We are generally limited to making Advances to members; however, by regulation, we are also permitted to make Advances to Housing Associates. A Housing Associate is an approved lender under Title II of the National Housing Act of 1934 that is either a government agency or is chartered under federal or state law with rights and powers similar to those of a corporation. A Housing Associate must lend its own funds as its principal activity in the mortgage lending field and, although it must meet the same lending requirements under Finance Agency regulations as members, it may not purchase our stock and has no voting rights. We do not presently have Advances outstanding to any Housing Associates.

Advances Concentration. Credit risk can be magnified if a lender's portfolio is concentrated in a few borrowers. At December 31, 2012, our top five borrowers accounted for 48% of total Advances outstanding, at par. Because of this concentration in Advances, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we regularly analyze the implications to our financial management and profitability if we were to lose the business of one or more of these customers.

The following tables present the par value of Advances outstanding for our five largest borrowers ($ amounts in millions). At our discretion, and provided the borrower meets our contractual requirements, Advances to borrowers that are no longer members may remain outstanding until maturity.

December 31, 2012	Advances Outstanding	% of Total
Flagstar Bank, FSB	$3,180	18%
Jackson National Life Insurance Company	1,810	10%
Lincoln National Life Insurance Company	1,350	8%
Blue Cross Blue Shield of Michigan	1,038	6%
Guggenheim Life and Annuity Company	1,038	6%
Subtotal	8,416	48%
Others	8,966	52%
Total Advances, par value	$17,382	100%

December 31, 2011	Advances Outstanding	% of Total
Flagstar Bank, FSB	$3,953	22%
Jackson National Life Insurance Company	1,915	11%
Blue Cross Blue Shield of Michigan	1,053	6%
Guggenheim Life and Annuity Company	1,038	6%
American United Life Insurance Company	832	5%
Subtotal	8,791	50%
Others	8,977	50%
Total Advances, par value	$17,768	100%

As of December 31, 2012, 56 of our 411 members had assets in excess of $1 billion, and together they comprised approximately 84% of the total member asset base, i.e., the total cumulative assets of our member institutions. Our current largest non-member borrower, Bank of America, N.A., had outstanding Advances of $0.3 billion at December 31, 2012, all of which will mature in 2013.

For the years ended December 31, 2012, and 2011, we had gross interest earned on Advances, excluding the effects of interest-rate exchange agreements with non-member counterparties, from one customer, Flagstar Bank, FSB, that exceeded 10% of our Total Interest Income. We had Advances outstanding to and imputed interest income earned from Flagstar Bank, FSB as follows ($ amounts in millions):

	As of and for the Years Ended December 31,
	2012	2011
Advances, at par	$3,180	$3,953
% of Total Advances, outstanding	18%	22%

Gross interest income earned	$107	$118
% of Total Interest Income	17%	17%

Collateral. All credit products extended to a member must be fully collateralized by the member's pledge of eligible assets. Each borrowing member and its affiliates that hold pledged collateral are required to grant us a security interest in such collateral. All such security interests held by us are afforded a priority by the Competitive Equality Banking Act of 1987 over the claims of any party, including any receiver, conservator, trustee, or similar party having rights as a lien creditor, except for claims held by bona fide purchasers for value or by parties that are secured by prior perfected security interests, provided that such claims would otherwise be entitled to priority under applicable law. Moreover, with respect to federally-insured depository institution members, our claims are given certain preferences pursuant to the receivership provisions of the Federal Deposit Insurance Act. With respect to insurance company members, however, Congress provided in the McCarran-Ferguson Act of 1945 that state law generally governs the regulation of insurance and shall not be invalidated by federal law unless the federal law expressly regulates the business of insurance. Thus, if a court were to determine that the priority provision afforded the FHLBanks under Section 10(e) of the Bank Act conflicts with state insurance law applicable to our insurance company members, the court might then determine that the priority of our security interest would be governed by state law, not Section 10(e). Under these circumstances, the "super lien" priority protection afforded to our security interest under Section 10(e) may not fully apply when we lend to insurance company members. However, we further protect our security interests in the collateral pledged by our members by filing UCC-1 financing statements, taking possession or control of such collateral, or taking other appropriate steps.

Collateral Status Categories. We take collateral under a blanket, specific listings or possession status depending on the credit quality of the borrower, type of institution and our review of conflicting liens. The blanket status is the least restrictive and allows the member to retain possession of the pledged collateral, provided that the member executes a written security agreement and agrees to hold the collateral for our benefit. Under the specific listings status, the member maintains possession of the specific collateral pledged, but the member generally provides listings of loans pledged with detailed loan information such as loan amount, payments, maturity date, interest rate, LTV, collateral type, FICO® scores, etc. Members under possession status are required to place the collateral in possession with our Bank or a third-party custodian in amounts sufficient to secure all outstanding obligations.

Eligible Collateral. Eligible collateral types include certain investment securities, one-to-four family first mortgage loans, multi-family first mortgage loans, deposits in our Bank, certain ORERC assets, and small business loans or farm real estate loans from CFIs (authorized by the GLB Act amendment to the Bank Act). While we only extend credit based on the borrowing capacity for such approved collateral, our contractual arrangements typically allow us to take other assets as collateral to provide additional protection, including (in the case of members and former members) the borrower's stock in our Bank. We have an Anti-Predatory Lending Policy and a Subprime and Nontraditional Residential Mortgage Policy that establish guidelines for any subprime or nontraditional loans included in the collateral pledged to us. Loans that are delinquent or violate our Anti-Predatory Lending Policy or our Subprime and Nontraditional Residential Mortgage Policy do not qualify as acceptable collateral and are required to be removed from any collateral value calculation.

Advances must be fully collateralized. Our over-collateralization requirements vary based upon the type of asset being pledged. Standard requirements range from 100% for deposits (cash) to 145% - 175% for residential mortgages pledged through blanket status. Over-collateralization requirements for eligible securities range from 105% to 195%; less traditional types of collateral have standard coverage ratios up to 300%. Over-collateralization requirements are applied using market values for collateral in listing and possession status and using book value for collateral pledged through blanket status. In no event, however, would market values applied to whole loan collateral exceed par. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk Management - Advances for more information.

Collateral Review and Monitoring. We verify collateral balances by performing periodic, on-site collateral audits on each of our borrowing members, which allow us to verify loan pledge eligibility, credit strength and documentation quality, as well as adherence to our Anti-Predatory Lending Policy, our Subprime and Nontraditional Residential Mortgage Policy, and other collateral policies. In addition, on-site collateral audit findings are used to adjust over-collateralization amounts to mitigate credit risk and collateral liquidity concerns.

Investments. We maintain a portfolio of investments, purchased from approved counterparties, members and their affiliates, or other FHLBanks, to provide liquidity, utilize balance sheet capacity and enhance our earnings. Our portfolio of short-term investments in highly-rated entities ensures the availability of funds to meet our members' credit needs. The longer term investment portfolio typically provides higher returns and may consist of (i) securities issued by the United States government, its agencies, and certain GSEs, (ii) MBS and ABS that are issued by government-sponsored mortgage agencies, and (iii) certain securities that carry ratings from two or more of the following NRSROs: Moody's, S&P or Fitch. We have significant investments in Fannie Mae and Freddie Mac securities that derive credit enhancement from their relationship with the United States government.

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

•	instruments issued by non-United States entities, other than those issued by United States branches and agency offices of foreign commercial banks;

•	non-investment grade debt instruments, other than certain investments targeted to low-income persons or communities and instruments that were downgraded after their purchase;

•	whole mortgages or other whole loans, except for

◦	those acquired under the MPP or the MPF Program;

◦	certain investments targeted to low-income persons or communities; and

◦	certain foreign housing loans authorized under Section 12(b) of the Bank Act; or

•	non-United States dollar denominated securities.

In addition, we are prohibited by a Finance Agency regulation and Advisory Bulletin, as well as internal policy, from purchasing certain types of investments, such as interest-only or principal-only stripped MBS, CMOs, REMICs or ABS; residual-interest or interest-accrual classes of CMOs, REMICs, ABS and MBS; and CMOs or REMICs with underlying collateral containing pay option/negative amortization mortgage loans, unless those loans or securities are guaranteed by the United States government, Fannie Mae, Freddie Mac or Ginnie Mae.

Finance Agency policy further provides that the total book value of our investments in MBS and ABS must not exceed 300% of our total regulatory capital, consisting of Class B stock, Retained Earnings, and MRCS, as of the day we purchase the investments, based on the capital amount most recently reported to the Finance Agency. If our outstanding investments in MBS and ABS exceed the limitation at any time, but were in compliance at the time we purchased the investments, we would not be considered out of compliance with the regulation, but we would not be permitted to purchase additional investments in MBS or ABS until these outstanding investments were within the capital limitation. These investments, as a percentage of total regulatory capital, were 295% at December 31, 2012. Generally, our goal is to maintain these investments near the 300% limit.

Further, we will not knowingly purchase any MBS or ABS that violate the provisions of our Anti-Predatory Lending Policy or our Subprime and Nontraditional Residential Mortgage Policy.

Deposit Products. Deposit products provide a small portion of our funding resources, while also giving members a high-quality asset that satisfies their regulatory liquidity requirements. We offer several types of deposit products to our members and other institutions including overnight and demand deposits. We may accept uninsured deposits from:

•	our members;

•	institutions eligible to become members;

•	any institution for which we are providing correspondent services;

•	interest-rate swap counterparties;

•	other FHLBanks; or

•	other federal government instrumentalities.

The following table presents the composition of our deposits ($ amounts in millions):

	December 31, 2012		December 31, 2011
Types of Deposits	Amount	% of Total	Amount	% of Total
Interest-Bearing:
Demand and overnight	$704	39%	$620	99%
Time	2	—%	—	—%
Other Interest Bearing	—	—%	—	—%
Non-Interest-Bearing:
Demand Non-Interest Bearing	1,066	60%	—	—%
Other Non-Interest Bearing	15	1%	9	1%
Total Deposits	$1,787	100%	$629	100%

To support deposits, the Bank Act requires us to have an amount equal to the current deposits invested in (i) obligations of the United States, (ii) deposits in eligible banks or trust companies, or (iii) Advances with a maturity not exceeding five years. We were in compliance with the Bank Act liquidity requirements for deposits. The following table presents our excess liquidity deposit reserves ($ amounts in millions):

	December 31, 2012	December 31, 2011
Liquidity deposit reserves	$16,205	$17,500
Less: Total Deposits	1,787	629
Excess liquidity deposit reserves	$14,418	$16,871

Mortgage Loans. Mortgage Loans includes mortgage loans purchased from our members through our MPP and participation interests purchased from the FHLBank of Topeka in mortgage loans that were purchased by the FHLBank of Topeka from its PFI members under the MPF Program. Our participation in these programs helps fulfill the FHLBank System's housing mission and provides an additional source of liquidity to FHLBank members that choose to sell mortgage loans into the secondary market rather than holding them in their own portfolios. These programs are considered AMA, a core mission activity of the FHLBanks, as defined by Finance Agency regulations.

Housing Goals. Finance Agency regulations require that low-income housing goals be established if total mortgage purchases exceed $2.5 billion annually. No low-income housing goals are currently in place because we did not purchase at least $2.5 billion of mortgages in 2012.

Mortgage Purchase Program.

Overview. We purchase mortgage loans directly from our members through our MPP. Members that participate in the MPP are known as PFIs. By regulation, we are not permitted to purchase loans directly from any institution that is not a member of the FHLBank System, and we may not use a trust or other entity to purchase the loans for us. We purchase conforming, medium- or long-term, fixed-rate, fully amortizing, level payment loans predominantly for primary, owner-occupied, detached residences, including single-family properties, and two-, three-, and four-unit properties. Additionally, to a lesser degree, we purchase loans for primary, owner-occupied, attached residences (including condominiums and planned unit developments), second/vacation homes, and investment properties.

All of our mortgage loan purchases are governed by a Finance Board regulation adopted in 2000, as amended. Prior to that time, the FHLBanks could only purchase mortgage loans based upon individual approvals from the Finance Board. Further, while the regulation does not specifically limit us to purchasing fixed-rate loans, we would need to comply with the Finance Agency's regulation on new business activities to purchase adjustable-rate loans. The Finance Agency regulations provide that any material changes to mortgage purchase programs that result in a different risk profile need to be approved by the Finance Agency as a new business activity.

Under current regulations, all pools of mortgage loans purchased by us, other than government-insured mortgage loans, must have sufficient credit enhancement so that the pools of loans are at least investment grade. In accordance with Finance Agency regulations, we limit the pools of mortgage loans that we will purchase to those with an implied NRSRO credit rating of at least BBB.

Loan Purchase Guidelines. All loans we purchase must meet guidelines for our MPP or be specifically approved as an exception based on compensating factors. Our guidelines generally meet or exceed the underwriting standards of Fannie Mae and Freddie Mac. For example, the maximum LTV ratio for any mortgage loan at the time of purchase is 95%, and borrowers must meet certain minimum credit scores depending upon the type of property or loan. In addition, we will not knowingly purchase any loan that violates the provisions of our Anti-Predatory Lending Policy or our Subprime and Nontraditional Residential Mortgage Policy.

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

Mortgage Loan Concentration. Our board of directors has established a limit that restricts MPP loans outstanding purchased from any one PFI to 50% of MPP loans outstanding.

Based upon the average balances of MPP loans outstanding, at par, and imputing the amount of interest income, no mortgage loans outstanding previously purchased from a single member contributed interest income that exceeded 10% of our Total Interest Income for the year ended December 31, 2012. For the year ended December 31, 2011, we had mortgage loans outstanding of $1.6 billion previously purchased from a former member (a predecessor-in-interest to Bank of America) that contributed interest income totaling $89 million that exceeded 10% of our Total Interest Income. See Item 1A. Risk Factors - Loss of One or More Large Customers Could Adversely Impact Our Profitability, Our Ability to Achieve Business Objectives, and Our Risk Concentration for additional information.

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

MPP Advantage. Our original MPP, which we ceased offering for conventional loans in November 2010, relied on credit enhancement from LRA and SMI to achieve an implied credit rating of at least AA based on an NRSRO model in compliance with Finance Agency regulations. On November 29, 2010, we began offering MPP Advantage for new conventional MPP loans, which utilizes an enhanced fixed LRA account for additional credit enhancement, resulting in an implied credit rating of at least BBB, consistent with Finance Agency regulations, instead of utilizing coverage from an SMI provider. The only substantive difference between the two programs is the credit enhancement structure. For both the original MPP and MPP Advantage, the funds in the LRA are used to pay losses for a particular pool of loans.

MPP Credit Waterfall. Credit losses on defaulted mortgage loans in a pool are paid from these sources, until they are exhausted, in the following order:

•	borrower's equity;

•	PMI, if applicable;

•	LRA;

•	SMI, if applicable; and

•	our Bank.

LRA. We use either a "spread LRA" or a "fixed LRA" for credit enhancement. The spread LRA is used in combination with SMI for credit enhancement of conventional mortgage loans purchased under our original MPP, and the fixed LRA is being used for all acquisitions of new conventional mortgage loans purchased under MPP Advantage. The spread LRA is funded through a reduction to the net yield earned on the loans, and the corresponding purchase price paid to the PFI reflects our reduced net yield. Under our original MPP, the LRA for each pool of loans is funded monthly, at an annual rate ranging from seven to ten bps depending on the terms of the MCC, from the interest spread received on outstanding loans and is used to pay loan loss claims or is held until the LRA accumulates to a required "release point." The release point is 30 to 85 bps of the then outstanding principal balances of the loans in that pool, depending on the terms of the original contract. If the LRA exceeds the required release point, the excess amount is eligible for return to the member(s) that sold us the loans in that pool, subject to a minimum 5-year lock-out period and, in some instances, completion of the releases by the 11th year after loan acquisition. SMI provides an additional layer of credit enhancement beyond the LRA. Losses that exceed LRA funds are covered by SMI up to a severity of approximately 50% of the original property value of the loan, depending on the SMI contract terms. We absorb any losses in excess of LRA funds and SMI.

The LRA for MPP Advantage differs from our original program in that the funding of the LRA occurs at the time the loan is acquired and consists of a portion of the principal balance purchased. The LRA funding amount is currently 120 bps of the principal balance of the loans in the pool. There is no SMI credit enhancement for MPP Advantage. Funds in the LRA not used to pay loan losses may be returned to the seller subject to a release schedule detailed in each pool's contract based on the original LRA amount. No LRA funds are returned to the member for the first 5 years after acquisition, but such returns are available to be completed by the 26th year after loan acquisition. We absorb any losses in excess of LRA funds.

SMI. For pools of loans acquired under the original MPP, we entered into the insurance contracts directly with the SMI providers, including a contract for each pool or aggregate pool. Pursuant to Finance Agency regulation, the PFI must be responsible for all expected credit losses on the mortgages sold to us. Therefore, the PFI was the purchaser of the SMI policy, and we are designated as the beneficiary. Although we remit the premium payments to the SMI provider, the premiums are the PFI's obligation. We collect the SMI premiums from the monthly mortgage remittances received from the PFIs or their designated servicer and remit them to the SMI provider as an administrative convenience.

In order to limit the cost of SMI coverage, certain of our insurance contracts with MGIC, and subsequently with Genworth, contain an aggregate loss/benefit limit or "stop-loss" on any MCCs that equal or exceed $35 million. The stop-loss is equal to the total initial principal balance of loans under the MCC multiplied by the stop-loss percentage, as is then in effect, and represents the maximum aggregate amount payable by the SMI provider under the SMI policy for that pool. Even with the stop-loss provision, the aggregate of the LRA and the amount payable by the SMI provider under an SMI stop-loss contract will be equal to or greater than the amount of credit enhancement required for the pool to have an implied S&P credit rating of at least AA at the time of purchase. Non-credit losses, such as uninsured property damage losses that are not covered by the SMI, can be recovered from the LRA to the extent that there are LRA funds available.

Pool Aggregation. We offer pool aggregation under our MPP. Our pool aggregation program is designed to reduce the credit enhancement costs to small and mid-size members participating in the program. Members that participate in the MPP are allowed to pool their loans with similar pools of loans originated by other PFIs to create aggregate pools of approximately $100 million original UPB or greater. The cost of obtaining SMI for a pool of $100 million is less than the cost of obtaining SMI for smaller separate pools of loans. The combination of small and mid-size members' loans into one pool also assists in the evaluation of the amount of LRA needed for the overall credit enhancement. Pool aggregation has continued with MPP Advantage.

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

Servicing. We do not service the mortgage loans we purchase. PFIs may elect to retain servicing rights for the loans sold to us, or they may elect to sell servicing rights to an MPP-approved servicer. The servicers are responsible for all aspects of servicing, including, among other responsibilities, the administration of any foreclosure and claims processes from the date we purchase the loan until the loan has been fully satisfied. The MPP is designed and structured in a manner that requires loan servicers, when necessary, to foreclose and liquidate any acquired real estate in the servicer's name. Therefore, our practice is not to take or hold title to any underlying property.

Currently, JPMorgan Chase & Co. is the only approved servicer to which servicing rights may be sold when we originally purchase the mortgage loans. Those PFIs that retain servicing rights receive a monthly servicing fee, must be approved by us and must undergo an audit by a third-party quality control contractor that advises the PFIs of any deficiencies in servicing procedures or processes and then notifies us so that we can monitor the PFIs' performance. The PFIs that retain servicing rights can sell those at a later date with our approval. Servicing activities, whether retained or released, are subject to review by our master servicer, Washington Mutual Mortgage Securities Corporation. If we deem servicing to be inadequate, we can require that the servicing of those loans be transferred to a servicer that is acceptable to us.

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

Reactivation of our Participation in the MPF Program. We participated in the MPF Program from its inception through 2002, when we discontinued active participation in favor of our MPP. In June of 2012, we entered into an MPF Participation Agreement with the FHLBank of Topeka. Under the MPF Participation Agreement, we purchase participation interests in government-guaranteed or -insured mortgages originated by certain of the FHLBank of Topeka's member institutions through their participation in the MPF Program offered by the FHLBank of Chicago. We amended the MPF Participation Agreement in July 2012 to enable us to also purchase participation interests in conventional MPF mortgages. To date, all of our purchases have been 75% participation interests. We expect our purchases of MPF participation interests to supplement our MPP purchases and to partially reduce the concentration of mortgage loans in Indiana and Michigan. We do not intend to offer the MPF Program to our members, but instead intend to continue to offer only the MPP.

The MPF Participation Agreement provides that we share all mortgages and commitments in which we have a participation interest with the FHLBank of Topeka and all of their income, revenue, losses, expenses, pair-off fees, and cash flow proportionate to our respective participation interests in the mortgages or commitments. We treat the acquisition of such participation interests as true sales by the FHLB of Topeka for accounting purposes, based on a legal opinion obtained from outside counsel.

Under the MPF Program, participating members of MPF FHLBanks (currently the FHLBanks of Boston, Chicago, Des Moines, New York, Pittsburgh, and Topeka) can sell fixed rate, size-conforming, single-family mortgage loans to MPF FHLBanks (closed loans) and originate loans on behalf of their respective MPF FHLBank (table-funded loans). The MPF FHLBank invests in qualifying 5- to 30-year conventional conforming and government-guaranteed or insured (by FHA, VA, RHA and/or HUD) fixed rate mortgage loans on 1-4 family residential properties. We, in turn, may purchase participation interests in such mortgages from the FHLBank of Topeka.

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

The MPF Provider publishes and maintains the MPF Origination, Underwriting and Servicing Guides, all of which detail the requirements that the MPF PFIs must follow in originating, underwriting or selling and servicing MPF loans. The MPF Provider maintains the infrastructure through which MPF FHLBanks can fund or purchase MPF loans through their respective PFIs, and through which we can acquire participation interests in certain new MPF loans. In exchange for providing these services, each MPF FHLBank pays the MPF Provider a fee, which is based upon the unpaid balances of MPF loans funded. We pay a proportion of the MPF Provider's fee that is based on the proportion of the unpaid balance of MPF loans in which we have acquired participation interests.

MPF PFIs. MPF FHLBanks permit their respective members and eligible Housing Associates to apply to become MPF PFIs. The MPF FHLBank reviews the general eligibility of the member, its servicing qualifications and its ability to supply documents, data and reports required to be delivered by such PFIs under the MPF Program. A PFI Agreement with the FHLBank provides the terms and conditions for the sale or funding of MPF loans, including required CE Obligations, and establishes the terms and conditions for servicing MPF loans. All of the MPF PFI's CE Obligations under this agreement are secured in the same manner as the other obligations of the PFI under its Advances agreement with its FHLBank. The participating MPF FHLBank has the right under its respective Advances agreement to request additional collateral to secure the PFI's MPF CE Obligations. The FHLBank of Topeka is the lead bank under our MPF Participation Agreement. It has the authority under the individual bank pricing option to change the pricing offered to its MPF PFIs, but a change would affect all delivery commitment terms and loan note rates in the same manner for all of its MPF PFIs.

Mortgage Standards. PFIs are required to deliver mortgage loans that meet the eligibility requirements in the MPF Origination, Underwriting and Servicing Guides applicable to MPF loans, which are broadly summarized as follows:

•	Mortgage characteristics:

◦	must be qualifying 5- to 30-year conforming conventions, fixed rate, fully amortizing mortgage loans; and

◦	secured by first liens on owner-occupied 1- to 4-unit single-family residential properties and single-unit second homes.

•	LTV ratio and PMI:

◦	the maximum LTV for conventional MPF loans is 95%; and

◦
conventional MPF loans with LTV greater than 80% are insured by PMI from a mortgage guaranty insurance company that has successfully passed an internal credit review and is approved under the MPF Program.

•	Documentation and compliance:

◦	mortgage documents and transactions are required to comply with all applicable laws;

◦	mortgage loans are documented using standard Fannie Mae/Freddie Mac uniform instruments.

•	Government loans:

◦	have substantially the same parameters as conventional MPF loans except that their LTV may not exceed the LTV limits set by the applicable government agency; and

◦	they must meet all requirements to be insured or guaranteed by the applicable government agency.

•	Ineligible mortgage loans include:

◦	loans unable to be rated by S&P;

◦	loans not meeting eligibility requirements;

◦	loans classified as high cost, high rate or high risk; and

◦	Home Ownership and Equity Protection Act loans or loans in similar categories defined under predatory or abusive lending laws, or subprime, non-traditional, or higher-priced mortgage loans.

MPF Servicing. PFIs selling MPF loans may either retain the servicing function or transfer it. If a PFI chooses to retain the servicing function, it receives a servicing fee. Servicing-retained PFIs may utilize approved subservicers to perform the servicing duties. If the PFI chooses to transfer servicing rights to an approved third-party provider, the servicing is transferred concurrently with the sale of the MPF loan with the PFI receiving a servicing-released premium. The servicing fee is paid to the third-party servicer. All servicing-retained and servicing-released PFIs are subject to the rules and requirements set forth in the MPF Servicing Guide. Throughout the servicing process, the master servicer monitors PFI compliance with MPF Program requirements and makes periodic reports to the MPF Provider.

Allocation of Risk. The MPF Program is designed to allocate risks associated with MPF loans between the investors and the PFIs. PFIs have direct knowledge of their mortgage markets and have developed expertise in underwriting and servicing residential mortgage loans. By allowing PFIs to originate MPF loans, whether through retail or wholesale operations, and to retain or acquire servicing of MPF loans, the MPF Program gives control of those functions that most impact credit quality to PFIs. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk Management - MPF Program for more information.

Under the Finance Agency's AMA regulation, the PFI "must bear the direct economic consequences" of certain losses with respect to a master commitment based upon the MPF product and other criteria. To comply with these regulations, MPF purchases and fundings (like purchases and fundings under MPP) are structured so that the credit risk associated with MPF loans is shared with PFIs. The master commitment defines the pool of MPF loans for which the CE Obligation is set so that the risk associated with investing in such a pool of MPF loans is equivalent to investing in a AA-rated asset.

For conventional MPF loan products in which we purchase participation interests, PFIs assume or retain a portion of the credit risk. Subsequent to any PMI, we and the FHLBank of Topeka share in the credit risk of the loans with the PFI. Along with the FHLBank of Topeka, in proportion to our respective participation interests in MPF loans, we assume the first layer of loss coverage as defined by the FLA. If losses beyond the FLA layer are incurred for a pool, the PFI assumes the loan losses up to the amount of the CE Obligation as specified in a master commitment agreement for each pool of mortgage loans purchased from the PFI. The CE Obligation provided by the PFI ensures that it retains a credit stake in the loans it sells. PFIs are paid a CE fee for managing this credit risk. In some instances, all or a portion of the CE fee may be based on performance. Any losses in excess of the FLA and the member's CE Obligation for a pool of MPF loans are then shared between us and the FHLBank of Topeka in proportion to our participation interests in such MPF loans. The PFIs' CE Obligations must be fully collateralized with assets considered eligible under the FHLBank of Topeka's collateral policy. However, each MPF PFI's CE Obligations are secured by the collateral that also secures the rest of the PFI's obligations to the FHLBank of Topeka generally, and, therefore, are not collateralized for our specific benefit.

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

While Consolidated Obligations, which consist of CO Bonds and Discount Notes, are, by regulation, the joint and several obligations of the FHLBanks, the primary liability for Consolidated Obligations issued to provide funds for a particular FHLBank rests with that FHLBank. Consolidated Obligations are backed only by the financial resources of the FHLBanks. Although each FHLBank is a GSE, Consolidated Obligations are not obligations of, and are not guaranteed by, the United States government. Our Consolidated Obligations are rated Aaa by Moody's and AA+ by S&P. The aggregate par amount of the FHLBank System's outstanding Consolidated Obligations was approximately $687.9 billion at December 31, 2012, and $691.9 billion at December 31, 2011. The par amount of the Consolidated Obligations for which we are the primary obligor was $36.3 billion at December 31, 2012, and $36.9 billion at December 31, 2011.

We must maintain, free from any lien or pledge, an amount at least equal to the amount of Consolidated Obligations outstanding on our behalf from among the following types of qualifying assets:

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

The following table ($ amounts in millions) presents a comparison of the aggregate amount of the qualifying asset types to the total amount of outstanding Consolidated Obligations issued on our behalf. We were in compliance with this requirement at both December 31, 2012 and 2011.

	December 31, 2012	December 31, 2011
Aggregate qualifying assets	$41,154	$40,318
Total Consolidated Obligations	36,332	36,894
Aggregate qualifying assets in excess of Consolidated Obligations	$4,822	$3,424

Ratio of aggregate qualifying assets to Consolidated Obligations	1.13	1.09

Consolidated Obligation Bonds. CO Bonds satisfy term funding requirements and are issued with a variety of maturities and terms under various programs. The maturities of these securities typically range from six months to 30 years, but the maturities are not subject to any statutory or regulatory limit. The CO Bonds can be fixed- or adjustable-rate and callable or non-callable. They are issued and distributed through negotiated or competitively bid transactions with approved underwriters or selling group members.

CO Bonds are generally issued with either fixed rate payment terms or adjustable rate payment terms, which use a variety of indices for interest rate resets, including LIBOR, Federal funds, United States Treasury Bill, Constant Maturity Swap, Prime Rate, and others. In the aggregate, the FHLBanks may represent a significant percentage of the Federal Funds Sold market at any one time, although each FHLBank manages its investment portfolio separately.

Consolidated Obligation Discount Notes. We also issue Discount Notes to provide short-term funds for Advances to members, liquidity, and for other investments. These securities can have maturities that range from one day to one year and are offered daily through a Discount Note selling group and other authorized securities dealers. Discount Notes are sold at a discount and mature at par.

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

Community Investment and Affordable Housing Programs

We offer a variety of specialized Advance programs to support housing and community development needs. Through our Community Investment Program, we offer Advances to our members involved in community economic development activities benefiting low- or moderate-income families or neighborhoods. These Advances have maturities ranging from 30 days to 20 years and are priced at our cost of funds plus reasonable administrative expenses. These funds can be used for the development of housing, infrastructure improvements, or assistance to small businesses or businesses that are creating or retaining jobs in the member's community for low- and moderate-income families. Advances made under our Community Investment Programs comprised 3.3% and 3.2% of our total Advances outstanding, at par, at December 31, 2012, and 2011, respectively.

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

Our use of derivatives is the primary way we align the preferences of investors for the types of debt securities that they want to purchase and the preferences of member institutions for the types of Advances they want to hold and the types of mortgage loans they want to sell. See Notes to Financial Statements - Note 10 - Derivatives and Hedging Activities and Item 7A. Quantitative and Qualitative Disclosures About Market Risk for more information.

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

The Finance Agency is headed by a Director, who is appointed to a five-year term by the President of the United States, with the advice and consent of the Senate. The Director appoints a Deputy Director for the Division of Enterprise Regulation, a Deputy Director for the Division of FHLBank Regulation, and a Deputy Director for Housing Mission and Goals, who oversees the housing mission and goals of Fannie Mae and Freddie Mac, as well as the housing finance and community and economic development mission of the FHLBanks. HERA also established the Federal Housing Finance Oversight Board, comprised of the Secretaries of the Treasury and HUD, the Chairman of the SEC, and the Director. The Federal Housing Finance Oversight Board functions as an advisory body to the Director. The Finance Agency's operating expenses are funded by assessments on the FHLBanks, Fannie Mae and Freddie Mac. As such, no tax dollars or other appropriations support the operations of the Finance Agency or the FHLBanks. In addition to reviewing our submissions of monthly and quarterly financial information on our financial condition and results of operations, the Finance Agency conducts annual on-site examinations and performs periodic on- and off-site reviews in order to assess our safety and soundness.

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

HERA Amendments to the Bank Act. HERA eliminated the Finance Agency's authority to appoint directors to our board. The appointed directors are now independent directors who are elected by the entire membership to four-year terms, subject to transitional staggered terms, which may be shorter. The member directors are also elected by each state's membership to four-year terms (subject to staggering). HERA also eliminated the Finance Agency's authority to cap director fees but placed additional controls over executive compensation.

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

Federal Securities Laws. Our shares of Class B Stock are registered with the SEC under the Exchange Act, and we are subject to the information, disclosure, insider trading restrictions, and other requirements under the Exchange Act. We are not subject to the provisions of the Securities Act of 1933 as amended. We have been, and continue to be, subject to all relevant liability provisions of the Exchange Act.

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

As a wholesale secured lender and a secondary market purchaser of mortgage loans, we are not, in general, directly subject to the various federal and state laws regarding consumer credit protection, such as anti-predatory lending laws. However, as non-compliance with these laws could affect the value of these loans as collateral or acquired assets, we require our members to warrant that all of the loans pledged or sold to us are in compliance with all applicable laws. The Helping Families Save Their Homes Act of 2009 requires that, when a mortgage loan (defined to include any consumer credit transaction secured by the principal dwelling of the consumer) is sold or transferred, the new creditor shall, within 30 days of the sale or transfer, notify the borrower of the following: the identity, address and telephone number of the new creditor; the date of transfer; how to reach an agent or party with the authority to act on behalf of the new creditor; the location of the place where the transfer is recorded; and any other relevant information regarding the new creditor. In accordance with this statute, we provide the appropriate notice to borrowers whose mortgage loans we purchase under our MPP and have established procedures to ensure compliance with this notice requirement. In the case of the participation interests in mortgage loans we purchase from the FHLBank of Topeka under the MPF Program, the FHLBank of Chicago (as the MPF Provider) issues the appropriate notice to the affected borrowers and has established its own procedures to ensure compliance with the notice requirement.

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

Membership Trends

Our membership territory is comprised of the states of Indiana and Michigan. In 2012, we gained four new members and lost nine members, for a net loss of five members. Historically, few of our members have chosen to withdraw from membership other than in connection with mergers and consolidations. During 2012, we lost two members as a result of regulatory resolution actions due to their distressed financial condition.

The following table presents the composition of our members by type of financial institution:

Type of Institution	December 31, 2012	December 31, 2011
Commercial banks	216	218
Thrifts	39	46
Credit unions	108	105
Insurance companies	48	47
Total member institutions	411	416

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

Likewise, our MPP and the MPF Program are subject to significant competition. The most direct competition for mortgage purchases comes from other buyers or guarantors of government-guaranteed or conventional, conforming fixed-rate mortgage loans such as Ginnie Mae, Fannie Mae and Freddie Mac.

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

Employees

As of February 28, 2013, we had 195 full-time employees and 4 part-time employees. A collective bargaining unit does not represent the employees. We had 45 contractors at February 28, 2013, primarily due to our enterprise-wide initiative to replace our core banking system.

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

Our 2013 Community Lending Plan describes our plan to address the credit needs and market opportunities in our district states of Indiana and Michigan. It is available on our website at www.fhlbi.com by selecting "Community Investment" and then selecting "Publications, Bulletins and Presentations" from the drop-down menu.

We provide our website address and the SEC's website address solely for the reader's information. Except where expressly stated, information appearing on the SEC's website is not incorporated into this Annual Report on Form 10-K.

The reader may also request a copy of any of our public financial reports, our Code of Conduct or our 2013 Community Lending Plan through our Corporate Secretary at FHLBank of Indianapolis, 8250 Woodfield Crossing Boulevard, Indianapolis, IN 46240, (317) 465-0200.

ITEM 1A. RISK FACTORS

As used in this Form 10-K, unless the context otherwise requires, the terms "we," "us," "our," and the "Bank" refer to the Federal Home Loan Bank of Indianapolis or its management. We use certain acronyms and terms throughout this section of the Form 10-K which are defined in the Glossary of Terms located in Item 15. Exhibits and Financial Statement Schedules.

We have identified the following risk factors that could have a material adverse effect on our business, financial condition or results of operations.

Economic Conditions Could Have an Adverse Effect on Our Business, Liquidity, Financial Condition, and Results of Operations.

Our business, liquidity, financial condition, and results of operations are sensitive to general international and domestic business and economic conditions, such as changes in short-term and long-term interest rates and the money supply, inflation, volatility in both debt and equity capital markets, and the strength of the local economies in which we conduct business.

Our business and results of operations are significantly affected by the fiscal and monetary policies of the United States government and its agencies, including the Federal Reserve Board through its regulation of the supply of money and credit in the United States. The Federal Reserve Board's policies either directly or indirectly influence the yield on our interest-earning assets, the cost of our interest-bearing liabilities and the demand for our Consolidated Obligations. The Federal Reserve Board has taken several measures intended to depress short-term and longer-term interest rates. These measures, as well as other systemic events, such as the recession in certain European countries, could adversely affect our results of operations in many ways, such as through lower market yields on our new investments and faster prepayment speeds on our existing investments with associated reinvestment risk. Also, changes in investors' perceptions in either the strength of the United States economy or availability of investment in overseas capital markets could lead to changes in foreign investors' interest in our Consolidated Obligations.

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

Inability to Access Capital Markets on Acceptable Terms Could Adversely Affect Our Liquidity, Operations, Financial Condition and Results of Operations and the Value of Membership in Our Bank.

Our primary source of funds is the sale of Consolidated Obligations in the capital markets. Our ability to obtain funds through the sale of Consolidated Obligations depends in part on prevailing conditions in the capital markets, such as investor demand and liquidity, and on dealer commitment to support our debt. Severe financial and economic disruptions, and the United States government's measures to mitigate their effects, could change the traditional bases on which market participants value GSE debt securities and consequently could affect our funding costs and practices, which could make it more difficult and more expensive to issue longer-term debt. This could result in focusing our efforts on short-term debt funding with maturities of six months or less. Any significant disruption of the short-term debt market could have a serious impact on our Bank and the FHLBank System.

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

In August 2011, S&P and Moody's each took various negative actions regarding credit ratings on the FHLBanks and the FHLBank System's Consolidated Obligations, based on the implied linkage between the FHLBanks and the FHLBank System's Consolidated Obligations, and the United States government. The FHLBank of Seattle is rated AA with a rating outlook of negative and each of the other 11 FHLBanks is rated AA+ with a rating outlook of negative by S&P. The FHLBank System's Consolidated Obligations are rated AA+ by S&P with a rating outlook of negative. Each of the 12 FHLBanks is currently rated Aaa with a rating outlook of negative by Moody's. S&P's and Moody's ratings outlooks assess the potential direction of a long-term credit rating over the medium term (usually six months to two years) depending on their assessment of the general economic and/or business conditions.

Although these rating actions have not had an impact on our funding costs, uncertainty still remains regarding possible longer-term effects resulting from rating actions. Our cost of issuing debt could be adversely affected if our credit rating or the credit ratings of one or more other FHLBanks are lowered. Any future downgrades in our credit ratings and outlook, especially a downgrade to AA or equivalent, could result in higher funding costs or disruptions in our access to capital markets, including additional collateral posting requirements under certain derivative instrument agreements. Furthermore, member demand for certain of our products could possibly weaken. To the extent that we cannot access funding when needed on acceptable terms to effectively manage our cost of funds, our financial condition and results of operations and the value of membership in our Bank may be negatively affected.

Changes in Interest Rates Could Have an Adverse Effect on Earnings.

A change in interest rates or a change in the level or shape of the yield curve could have an adverse impact on earnings. We purchase mortgage loans, MBS, and ABS at both premiums and discounts. We make certain key assumptions on mortgage-related assets, including prepayment speeds, cash flows, loan volumes, and pricing. These assumptions are inherently uncertain and, as a result, may not result in accurate predictions of the impact of higher or lower interest rates on our earnings.

In addition, adverse conditions in the housing and mortgage markets resulted in an environment that made it more difficult to refinance mortgages or sell homes. These conditions occurred concurrently with a large drop in market interest rates which allowed us to exercise calls of our debt and reissue it at a lower cost. As a result, mortgage spreads have been wider than historic norms. As the existing portfolio is paid down, the overall portfolio spread could continue to decline.

A number of measures are used to monitor and manage interest rate risk. Although we have analyzed the impact of changes in the level of interest rates and the shape of the yield curve over a broad range of scenarios, extreme and/or protracted movements in these factors could result in reduced earnings or even losses.

Our Exposure to Credit Risk Could Adversely Affect Our Financial Condition and Results of Operations.

We are exposed to credit risk from member products, investment securities and unsecured counterparties. The continuing weak credit conditions in the United States could have an adverse effect on our credit performance, financial condition and results of operations. In addition, the European debt crisis and the resulting recessions in many European countries, as well as the ratings agencies' downgrades of the sovereign debt ratings of several European countries, have increased foreign credit risk. Continued European economic difficulties could indirectly have an adverse effect on our credit performance, financial condition and results of operations to the extent those difficulties negatively affect the United States economy.

Member Products.

Advances. During 2012, the financial services industry continued to experience both financial institution failures and acquisitions to resolve distressed institutions. If a member fails and the appointed receiver or rehabilitator (or another applicable entity) does not either (i) promptly repay all of the failed institution's obligations to our Bank or (ii) properly assign or assume the outstanding Advances, we may be required to liquidate the collateral pledged by the failed institution. The proceeds realized from the liquidation may not be sufficient to fully satisfy the amount of the failed institution's obligations plus the operational cost of liquidation, particularly when the volatility of market prices and interest rates adversely affect the value of the collateral. Price volatility could also adversely impact our determination of over-collateralization requirements, which could ultimately cause a collateral deficiency in a liquidation action. In some cases, we may not be able to liquidate the collateral in a timely manner.

Our claims with respect to federally-insured depository institution members are given certain preferences pursuant to the receivership provisions of the Federal Deposit Insurance Act. However, with respect to our insurance company members, Congress provided in the McCarran-Ferguson Act of 1945 that state law generally governs the regulation of insurance and shall not be invalidated by federal law unless the federal law expressly regulates the business of insurance. Thus, if a court were to determine that the priority provision of Section 10(e) of the Bank Act conflicts with state insurance law applicable to our insurance company members, the court might then determine that the priority of our security interest would be governed by state law, not Section 10(e). Under these circumstances, the "super lien" priority protection afforded to our security interest under Section 10(e) may not fully apply when we lend to insurance company members, which could result in increased credit risk. As of December 31, 2012, Advances to our insurance company members represented 49% of our total Advances, at par, compared to 41% at December 31, 2011.

The deterioration of real estate property values could further affect the mortgages pledged as collateral for Advances. In order to remain fully collateralized, we may require members to pledge additional collateral, when deemed necessary. This requirement may adversely affect members that lack additional assets to pledge as collateral. If members are unable to collateralize their obligations with us, our Advances could decrease further, negatively affecting our results of operations.

Mortgage Loans. Since the inception of the MPP, we have acquired only traditional fixed-rate loans with fixed terms of up to 30 years. Delinquencies in fixed-rate mortgages have increased, and residential property values in many states have declined. If delinquency rates and loss severity on mortgage loans continue to increase, we could experience further reduced yields or losses on mortgage loans purchased through our MPP or the participation interests in MPF loans acquired from the FHLBank of Topeka or another MPF FHLBank, exceeding the protection provided by the LRA and SMI credit enhancement and CE obligations, if applicable.

We are the beneficiary of third-party PMI and SMI coverage on conventional mortgage loans we acquire through our MPP, upon which we rely in part to reduce the risk of losses on those loans. As a result of actions by their respective state insurance regulators, three of our PMI providers are now permitted to pay only a portion of the claim amounts. One of the three PMI providers is now paying only 60% of the claim amounts and the other two PMI providers are now paying only 50% of the claim amounts. The remaining amounts are deferred until the funds are available or the PMI provider is liquidated. Our other PMI/SMI providers have been downgraded by one or more of the NRSROs, and at least one PMI/SMI provider reported that it did not meet some of its capital requirements. It is possible that insurance regulators may impose restrictions on the ability of our other PMI/SMI providers to pay claims. If our PMI/SMI providers further reduce the portion of mortgage insurance claims they will pay to us, further delay or condition the payment of mortgage insurance claims, or if additional adverse actions are taken by their state insurance regulators, we could experience significant increased losses on mortgage loans.

In June 2012, we entered into an MPF Participation Agreement with the FHLBank of Topeka. Under the MPF Participation Agreement, we can purchase participation interests in government-guaranteed or insured mortgages originated by certain of the FHLBank of Topeka's member institutions through their participation in the MPF Program offered by the FHLBank of Chicago. We amended the MPF Participation Agreement in July of 2012 to enable us to acquire conventional MPF mortgages originated by certain of the FHLBank of Topeka's member institutions through their participation in the MPF Program as well. Credit risk arising from our participation in mortgage loans originated under the MPF Program falls into three categories: (i) the risk of credit losses on the mortgage loans represented in our FLA and last loss positions; (ii) the risk that a PFI will not perform as promised with respect to its loss position provided through its CE Obligations on mortgage pools; and (iii) the risk that a third-party insurer (obligated under PMI arrangements) will fail to perform as obligated. Should a PMI third-party insurer fail to perform, our credit risk exposure would increase because our FLA is the next layer to absorb credit losses on mortgage loan pools.

We are also exposed to credit risk from servicers for mortgage loans purchased under our MPP or through participation interests in mortgage loans purchased from other FHLBanks under the MPF Program if they fail to perform their contractual obligations.

Investment Securities. The MBS market continues to face uncertainty over the effect of home price deterioration and of existing, new or proposed governmental actions (including mortgage loan modification programs), as well as ongoing private-label RMBS litigation and the changes in Federal Reserve holdings of MBS. The NRSROs have downgraded a significant number of private-label MBS, including many in our portfolio. These and other factors led to the deterioration of the fair value of our private-label RMBS, as well as OTTI charges for many of our private-label RMBS. Further declines in the housing price forecast, as well as other factors, such as increased loan default rates and loss severities and decreased prepayment speeds, may result in additional material OTTI charges or unrealized losses on private-label RMBS in future periods, which could materially adversely affect our financial condition and operating results.

We are also exposed to credit risk from third-party providers of credit enhancements on the MBS investments that we hold in our investment portfolios, including mortgage insurers, bond insurers and financial guarantors. Our results of operations could be adversely impacted if one or more of these providers fails to fulfill its contractual obligations to us.

Unsecured Counterparties. We assume unsecured credit risk when entering into money market transactions and financial derivatives transactions with domestic and foreign counterparties. Many of our active derivative counterparties or guarantors were downgraded by Moody's during 2012. A counterparty default could result in losses if our credit exposure to that counterparty is not collateralized or if our credit obligations associated with derivative positions are over-collateralized. The insolvency or other inability of a significant counterparty to perform its obligations under such transactions or other agreements could have an adverse effect on our financial condition and results of operations, as well as our ability to engage in routine derivative transactions. If we are unable to transact additional business with those counterparties, our ability to effectively use derivatives could be adversely affected, which could impair our ability to manage some aspects of our interest rate risk.

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

We could be materially adversely affected by the adoption of new or revised laws, policies, regulations or accounting guidance; new or revised interpretations or applications of laws, policies, or regulations by the Finance Agency, its Office of Inspector General, the SEC, the CFTC, the Consumer Financial Protection Bureau, the Financial Stability Oversight Council, the Comptroller General, the FASB or other federal or state regulatory bodies; judicial decisions that modify the present regulatory environment; and the failure of certain regulatory rules or policies to change in the manner we anticipated at the time we established our own rules and policies.

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

On October 5, 2012, the Finance Agency published a notice requesting comments on a proposed Advisory Bulletin that would set forth standards to guide the Finance Agency in its supervision of the FHLBanks' secured lending to their insurance company members. The Finance Agency's notice indicates that lending to insurance company members exposes FHLBanks to risks that are not associated with advances to the insured depository institution members, arising from the different states' statutory and regulatory regimes and the statutory accounting principles and reporting practices applicable to insurance companies. The proposed standards include consideration of, among other factors, the level of an FHLBank's exposure to insurance companies in relation to its capital structure and retained earnings. A number of insurance companies are members of our Bank, and nearly half of the outstanding principal balance of our Advances as of December 31, 2012 was comprised of Advances to insurance company members. Our results of operations may be adversely affected due to the reduced business opportunities that would result if the Finance Agency issues guidance or regulations that effectively reduce the availability of FHLBank membership to insurers (by, for example, purporting to limit the kinds of insurance companies that may join an FHLBank) or limit insurance company members' access to FHLBank Advances (by, for example, purporting to impose materially greater limitations or restrictions on or related to Advances to insurance company members than those relating to depository members). On the other hand, we already utilize some of the proposed standards; others, if implemented by the Finance Agency, could provide further guidance to the FHLBanks in their credit underwriting and collateral management practices relating to insurance companies. Such guidance could potentially increase FHLBank business with insurance companies.

The Consumer Financial Protection Bureau issued final rules with an effective date of January 14, 2014 establishing new standards for mortgage lenders to follow during the loan approval process to determine whether a borrower has the ability to repay the mortgage. The Dodd-Frank Act provides defenses to foreclosure and causes of action for damages if the mortgage lender does not meet the standards in the final rules. Mortgage borrowers can assert these defenses and causes of action against the original mortgage lender, and against purchasers and other assignees of the mortgage loan, which would include us as loan purchaser under our AMA programs or if we were to foreclose on mortgage loan collateral. The final rules provide for limited safe harbor from certain liability for qualified mortgage loans (“QMs”), which could incentivize lenders, including our members, to limit their mortgage lending to safe harbor QMs or otherwise reduce their origination of mortgage loans that are not safe harbor QMs. This could reduce the overall level of members' mortgage lending and, in turn, reduce demand for FHLBank Advances. In addition, mortgage lenders unable to sell mortgage loans (whether because they are not QMs or otherwise) would be expected to retain such loans as assets. If we were to make Advances secured, in part, by such mortgage loans and subsequently to liquidate the collateral, we could be subject to these defenses to foreclosure or causes of action for damages by the mortgage borrower. This in turn could reduce the value of our Advances collateral, potentially reducing our likelihood of repayment on our Advances if we were required to sell such collateral. Moreover, the QM safe harbor is complex, and lenders and assignees may draw erroneous conclusions about its scope.

In September 2008, the Finance Agency placed Fannie Mae and Freddie Mac into conservatorship, and the United States Treasury put in place a set of financing agreements to help those GSEs continue to meet their debt service obligations. The future role of the housing GSEs has been a national topic of discussion since Fannie Mae and Freddie Mac were placed into conservatorship. While these discussions have focused on Fannie Mae and Freddie Mac, the FHLBank System's role in the United States housing market and the FHLBank System's status as a GSE are also part of the discussions. On February 11, 2011, the United States Department of the Treasury and HUD issued a joint report mandated by the Dodd-Frank Act, outlining a plan to wind down Fannie Mae and Freddie Mac as well as significantly reduce the United States government’s role in housing finance.

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

Given the continuing uncertainty surrounding the timing and pace of the above reforms, our funding costs and access to funds may be adversely affected by changes in investors’ perceptions of the risks associated with the housing GSEs. Additionally, investor concerns about United States agency debt and the United States agency debt market may also adversely affect our competitive position and result in higher funding costs, which could negatively affect our earnings. A reduction in our investment portfolio or a change in its composition could adversely impact our earnings and dividends. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Accounting and Regulatory Developments - Legislative and Regulatory Developments for more information regarding other recent and pending legislative and regulatory developments.

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

A Failure or Interruption in Our Information Systems, Information Systems of Third Party Vendors or Service Providers or the FHLBank of Chicago's Information Systems, or a Cybersecurity Event, Could Adversely Affect Our Business, Risk Management, Financial Condition, Results of Operations, and Reputation.

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

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Our computer systems, software and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code and other events that could jeopardize the confidentiality or integrity of such information, or otherwise cause interruptions or malfunctions in our operations, which could result in significant losses, damage to our reputation, litigation, regulatory fines or penalties, or other adverse effects on our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures arising from operational and security risks.

During 2011, we began an enterprise-wide initiative to replace our core banking system. This implementation, which is expected to take several years, along with several other key initiatives simultaneously undertaken, could subject us to a higher risk of failure or interruption while we are in the process of conversion. Any failure or interruption could adversely affect our Advances business, member relations, risk management, and profitability, which could negatively affect our financial condition and results of operations.

In addition to internal computer systems, we rely on third party vendors and service providers, including the Office of Finance, for many of our communications and information systems needs. Any failure, interruption or breach in security of these systems, or any disruption of service, could result in failures or interruptions in our ability to conduct and manage our business effectively, including, and without limitation, our hedging and advances activities. There is no assurance that such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. Any failure, interruption, or breach could significantly harm our customer relations and business operations, which could negatively affect our financial condition, profitability and cash flows.

During the second quarter of 2012, we reactivated our participation in the MPF Program. We purchase participation interests in MPF mortgage loans that the FHLBank of Topeka acquired from its respective PFIs. In its role as MPF Provider, the FHLBank of Chicago provides the infrastructure and operational support for the MPF Program and is responsible for publishing and maintaining the MPF Origination, Underwriting and Servicing Guides, which detail the requirements PFIs must follow in originating or selling and servicing MPF mortgage loans. If the FHLBank of Chicago changes or ceases to operate the MPF Program or experiences a failure or interruption in its information systems and other technology in its operation of the MPF Program, our MPF business could be adversely impacted, which could negatively affect our financial condition, profitability and cash flows. In the same way, we could be adversely affected if any of the FHLBank of Chicago's third-party vendors engaged in the operation of the MPF Program were to experience operational or technical difficulties.

The Business and Financial Models and Related Processes Used to Derive Certain Estimates in Our Financial Statements and Evaluate Various Financial Risks Could Fail to Produce Reliable Projections or Valuations, Which Could Adversely Affect Our Business, Financial Condition, Results of Operations and Risk Management.

We are exposed to operations risk due to the significant use of sophisticated business and financial models when deriving certain estimates in our financial statements and evaluating various financial risks. Our business could be adversely affected if those models fail to produce reliable projections or valuations. These models, which rely on various inputs and require management to make critical judgments about the appropriate assumptions that are used in the calculations, may overstate or understate the value of certain financial instruments, future performance expectations, and our level of risk exposure. Our models could produce unreliable results for a number of reasons, including, but not limited to, invalid or incorrect assumptions underlying the models, the need for manual adjustments in response to rapid changes in economic conditions, incorrect coding of the models, incorrect data being used by the models or inappropriate application of a model to products or events outside the model's intended use. In particular, models are less dependable when the economic environment is outside of historical experience, as has been the case in recent years. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies and Estimates for more information.

A Significant or Prolonged Delay in the Initiation or Completion of Foreclosure Proceedings on Mortgage Loans May Have an Adverse Effect on Our Business, Financial Condition and Results of Operations.

In October 2010, a number of single-family mortgage servicers temporarily halted some or all of the foreclosures they were processing after discovering deficiencies in their own and their service providers’ foreclosure processes. The servicer foreclosure process deficiencies generated significant concern and were reviewed by various government agencies and the various state attorneys general.

On February 9, 2012, a settlement was announced among five of the nation’s largest mortgage servicers (Bank of America Corporation, JPMorgan Chase & Co., Wells Fargo & Company, Citigroup Inc., and Ally Financial Inc. (formerly General Motors Acceptance Corporation) and the federal government and 49 state attorneys general. The announced settlement, among other things, required implementation by those mortgage servicers of certain new servicing and foreclosure practices.

In January 2013, the Office of the Comptroller of the Currency announced that it had reached an agreement in principle, along with the Federal Reserve Board, with ten mortgage servicing companies (Aurora, Bank Of America, Citibank, JPMorgan Chase, MetLife Bank, PNC, Sovereign, SunTrust, U.S. Bank and Wells Fargo) subject to enforcement actions for deficient practices in mortgage loan servicing and foreclosure processing. Under this agreement, the participating servicers would cease the independent foreclosure review process, which involved case-by-case reviews, and replace it with a broader framework allowing eligible borrowers to receive compensation significantly more quickly. The Office of the Comptroller of the Currency and the Federal Reserve Board continue to work to reach similar agreements with other servicers that are not parties to this agreement, but that are also subject to enforcement actions involving claims of deficient practices in mortgage loan servicing and foreclosure processing.

Although servicers have generally ended their suspension of foreclosures, the processing of foreclosures continues to be slow in many states due to continuing issues in the servicer foreclosure process, including efforts by servicers to comply with regulatory consent orders and requirements, recent changes in state foreclosure laws, court rules and proceedings, and the pipeline of foreclosures resulting from these delays as well as the elevated level of foreclosures caused by the housing market downturn. In addition, inadequate court budgets in certain states could further delay the processing of foreclosures.

A significant or prolonged delay of mortgage foreclosure proceedings may have an adverse effect on the market value of the underlying collateral in our mortgage investments, which could adversely affect our business, financial condition and results of operations.

A Failure to Meet Minimum Regulatory Capital Requirements Could Affect Our Ability to Pay Dividends, Redeem or Repurchase Capital Stock, and Attract New Members.

We are required to maintain sufficient capital to meet specific minimum requirements established by the Finance Agency. Historically, our capital has exceeded all capital requirements, and we have maintained adequate capital and leverage ratios. However, if we violate any of these requirements or if our board or the Finance Agency determines that we have incurred, or are likely to incur, losses resulting, or losses that are expected to result, in a charge against capital, we would not be able to redeem or repurchase any capital stock while such charges are continuing or expected to continue. Violations could also result in restrictions pertaining to dividend payments, lending, investment, purchases of mortgage loans or participation interests in mortgage loans, or other business activities. Additionally, the Finance Agency could require that we call upon our members to purchase additional capital stock to meet our minimum regulatory capital requirements. Members may be unable or unwilling to satisfy such calls for additional capital, thereby adversely affecting their desire to continue doing business with our Bank.

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

Competition Could Negatively Impact Our Access to Funding, Our Earnings, Advances and Investments, and the Supply of Mortgage Loans for our MPP and the MPF Program.

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

Likewise, our MPP and the MPF Program are subject to significant competition. The most direct competition for purchases of mortgages comes from other buyers of conventional, conforming, fixed-rate mortgage loans, such as Fannie Mae and Freddie Mac. Increased competition can result in smaller market share of the mortgages available for purchase and, therefore, lower earnings.

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

Loss of One or More Large Customers Could Adversely Impact Our Profitability, Our Ability to Achieve Business Objectives, and Our Risk Concentration.

The loss of any large customer could adversely impact our profitability and our ability to achieve business objectives. The loss of a large customer could result from a variety of factors, including acquisition, consolidation of charters within a bank holding company, or resolution of a financially distressed member. As of December 31, 2012, our top two borrowers, Flagstar Bank, FSB and Jackson National Life Insurance Company, held $3.2 billion and $1.8 billion, respectively, or a total of 28% of total Advances outstanding, at par.

At December 31, 2012, our top two MPP customers accounted for 35% of outstanding MPP assets, at par. These two entities are no longer our members because they no longer have charters within our district. Although the mortgage loans purchased through our MPP remain outstanding until prepayment or maturity, we are no longer able to purchase mortgage loans from these two entities. We currently purchase mortgage loans from smaller PFIs that predominantly originate mortgage loans in Indiana and Michigan. Over time, we expect our concentration of MPP loans originating in Indiana and Michigan to increase. We also purchase participation interests in MPF loans only from the FHLBank of Topeka. If the FHLBank of Topeka (or its PFIs) were to discontinue its participation in MPF, we would not be able to acquire participation interests in any other MPF loans unless another MPF FHLBank were to elect to sell such loans to us.

Providing Financial Support to Other FHLBanks Could Negatively Impact Our Members.

We are jointly and severally liable with the other FHLBanks for the Consolidated Obligations issued on behalf of the FHLBanks through the Office of Finance. We may not pay any dividends to members or redeem or repurchase any shares of our capital stock if the principal and interest due on all Consolidated Obligations have not been paid in full when due. If another FHLBank were to default on its obligation to pay principal or interest on any Consolidated Obligations, the Finance Agency may allocate the outstanding liability among one or more of the remaining FHLBanks on a pro-rata basis or on any other basis the Finance Agency may determine. As a result, our ability to pay dividends to our members or to redeem or repurchase shares of our capital stock could be affected not only by our own financial condition, but also by the financial condition of one or more of the other FHLBanks. Although no FHLBank has ever defaulted on its debt obligations since the FHLBank System was established in 1932, the recent economic crisis adversely impacted the capital adequacy and financial results of some FHLBanks. In addition to servicing debt under our joint and several liability, we may voluntarily or involuntarily provide financial assistance to another FHLBank in order to resolve a condition of financial distress.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

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

Private-Label Mortgage-Backed Securities Litigation

On October 15, 2010, we filed a complaint in the Superior Court of Marion County, Indiana, relating to private-label mortgage-backed securities we purchased in the aggregate original principal amount of approximately $2.9 billion. The complaint, which has been amended, is an action for rescission and damages and asserts claims for negligent misrepresentation and violations of state and federal securities law occurring in connection with the sale of these private-label mortgage-backed securities ("MBS"). On July 3, 2012, the Court entered an order granting in part and denying in part the defendants' motion to dismiss the amended complaint, which had the effect of removing certain federal securities law claims as to ten of the securities. Additionally, on January 11, 2013, the Court granted our uncontested motion for voluntary dismissal of all claims with regard to four other securities originally included in the complaint.

On May 14, 2012, one defendant named along with other parties in connection with three of the securities, Residential Funding Mortgage Securities I, Inc., filed for protection under Chapter 11 of the United States bankruptcy code in the United States Bankruptcy Court for the Southern District of New York. Consequently, we voluntarily dismissed (without prejudice against refiling) our amended complaint as to that defendant. In November 2012, we filed a proof of claim in that entity's bankruptcy proceeding.

The table below provides additional information concerning the 26 private-label residential MBS remaining at issue in the amended complaint, including the original principal amount of each security, the named defendants and their alleged capacities with respect to each security.

Number	Original Face Amount	Defendants	Capacities
1	$70,000,000	Banc of America Mortgage Securities, Inc.	Depositor
		Bank of America Securities LLC	Underwriter / Seller
		Bank of America Corporation	Controlling Person
2	96,221,210	Banc of America Securities LLC	Seller
		Bank of America Corporation	Controlling Person
		Structured Asset Mortgage Investments II Inc.	Depositor
		Bear, Stearns & Co. Inc.	Underwriter
3	100,306,000	CWMBS, Inc.	Depositor
		Credit Suisse (USA), Inc.	Controlling Person
		Credit Suisse First Boston LLC	Underwriter / Seller
		Credit Suisse Holdings (USA), Inc.	Controlling Person
4	100,000,000	CWMBS, Inc.	Depositor
		Goldman, Sachs & Co.	Underwriter / Seller
		The Goldman Sachs Group Inc.	Controlling Person
5	42,330,700	Chase Mortgage Finance Corporation	Depositor
		J.P. Morgan Securities Inc.	Underwriter / Seller
		JPMorgan Chase & Co.	Controlling Person
		JPMorgan Securities Holdings LLC	Controlling Person
6	54,755,000	Bear, Stearns & Co. Inc.	Underwriter / Seller
		CWMBS, Inc.	Depositor
7	64,454,000	Credit Suisse (USA), Inc.	Controlling Person
		Credit Suisse First Boston LLC	Underwriter / Seller
		Credit Suisse First Boston Mortgage Securities Corp.	Depositor
		Credit Suisse Holdings (USA), Inc.	Controlling Person
9	86,000,000	The Goldman Sachs Group Inc.	Controlling Person
		GS Mortgage Securities Corp.	Depositor
		Goldman, Sachs & Co.	Underwriter / Seller

Number	Original Face Amount	Defendants	Capacities
10	56,658,000	The Goldman Sachs Group Inc.	Controlling Person
		GS Mortgage Securities Corp.	Depositor
		Goldman, Sachs & Co.	Underwriter / Seller
11	100,000,000	The Goldman Sachs Group Inc.	Controlling Person
		GS Mortgage Securities Corp.	Depositor
		Goldman, Sachs & Co.	Underwriter / Seller
13	53,899,000	The Goldman Sachs Group Inc.	Controlling Person
		GS Mortgage Securities Corp.	Depositor
		Goldman, Sachs & Co.	Underwriter / Seller
14	143,000,000	The Goldman Sachs Group Inc.	Controlling Person
		GS Mortgage Securities Corp.	Depositor
		Goldman, Sachs & Co.	Underwriter / Seller
15	105,000,000	The Goldman Sachs Group Inc.	Controlling Person
		GS Mortgage Securities Corp.	Depositor
		Goldman, Sachs & Co.	Underwriter / Seller
17	82,019,000	IndyMac MBS, Inc.	Depositor
		UBS Securities LLC	Underwriter / Seller
18	54,125,700	J.P. Morgan Acceptance Corporation I	Depositor
		J.P. Morgan Securities Inc.	Underwriter / Seller
		JPMorgan Chase & Co.	Controlling Person
		JPMorgan Securities Holdings LLC	Controlling Person
19	90,360,000	Greenwich Capital Markets, Inc.	Underwriter / Seller
20	99,160,206	Credit Suisse (USA), Inc.	Controlling Person
		Credit Suisse First Boston LLC	Seller
		Credit Suisse Holdings (USA), Inc.	Controlling Person
		Residential Funding Securities, LLC	Underwriter
21	94,464,000	Greenwich Capital Markets, Inc.	Underwriter / Seller
22	95,418,000	GS Mortgage Securities Corp.	Depositor
		Goldman, Sachs & Co.	Underwriter / Seller
		The Goldman Sachs Group Inc.	Controlling Person
23	143,860,000	WaMu Asset Acceptance Corp.	Depositor
		WaMu Capital Corp.	Underwriter
24	93,831,000	J.P. Morgan Securities Inc.	Underwriter / Seller
		JPMorgan Chase & Co.	Controlling Person
		JPMorgan Securities Holdings LLC	Controlling Person
		WaMu Asset Acceptance Corp.	Depositor
		WaMu Capital Corp.	Underwriter
25	106,000,000	Goldman, Sachs & Co.	Underwriter / Seller
		The Goldman Sachs Group Inc.	Controlling Person
		WaMu Asset Acceptance Corp.	Depositor
		WaMu Capital Corp.	Underwriter
26	59,874,246	Credit Suisse (USA), Inc.	Controlling Person
		Credit Suisse Holdings (USA), Inc.	Controlling Person
		Credit Suisse First Boston LLC	Seller
		WaMu Asset Acceptance Corp.	Depositor
		WaMu Capital Corp.	Underwriter

Number	Original Face Amount	Defendants	Capacities
27	112,889,185	Banc of America Securities LLC	Seller
		Bank of America Corporation	Controlling Person
		WaMu Asset Acceptance Corp.	Depositor
		WaMu Capital Corp.	Underwriter
28	100,000,000	UBS Securities LLC	Underwriter / Seller
		Wells Fargo Asset Securities Corporation	Depositor
31	59,618,990	Wells Fargo Asset Securities Corporation	Depositor
		Greenwich Capital Markets, Inc.	Underwriter / Seller
Total	$2,264,244,237

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

No Trading Market

Our Class B Stock is not publicly traded, and there is no established market for such stock. Members may be required to purchase additional shares of Class B Stock from time to time in order to meet minimum stock purchase requirements under our Capital Plan, which was implemented on January 2, 2003, in accordance with the provisions of the Gramm-Leach-Bliley Act of 1999 amendments to the Federal Home Loan Bank Act of 1932, as amended and Federal Housing Finance Agency ("Finance Agency") regulations. Our Class B Stock may be redeemed, at par value of $100 per share, up to five years after we receive a written redemption request by a member, subject to regulatory limits and to the satisfaction of any ongoing stock purchase requirements applicable to the member. We may repurchase shares held by members in excess of their required holdings at our discretion at any time.

None of our capital stock is registered under the Securities Act of 1933, and purchases and sales of stock by our members are not subject to registration under the Securities Act of 1933.

Number of Shareholders

As of February 28, 2013 we had 416 shareholders and $1.8 billion par value of regulatory capital stock, which includes Capital Stock and Mandatorily Redeemable Capital Stock ("MRCS") issued and outstanding.

Dividends

Dividends may, but are not required to, be paid on our Class B Stock. Our board of directors may declare and pay dividends in either cash or capital stock or a combination thereof, subject to Finance Agency regulations. Our board of directors' decision to declare dividends is influenced by our financial condition, overall financial performance and Retained Earnings, as well as actual and anticipated developments in the overall economic and financial environment including the level of interest rates and conditions in the mortgage and credit markets. In addition, our board of directors considers several other factors, including our risk profile, the impact on our relationship with our members and the stability of our current capital stock position and membership.

Our Capital Plan provides for two sub-series of Class B Stock: Class B-1 and Class B-2. Class B-2 is required stock that is subject to a redemption request. Class B-1 shareholders receive a higher dividend than Class B-2 shareholders. The Class B-2 dividend is presently equal to 80% of the amount of the Class B-1 dividend and can only be changed by an amendment to our Capital Plan with approval of the Finance Agency. The amount of the dividend to be paid is based on the average number of shares of each sub-series held by the member during the dividend payment period. For more information, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Capital Resources and Notes to Financial Statements - Note 15 - Capital.

We are exempt from federal, state, and local taxation, except for real estate taxes. Despite our tax-exempt status, any cash dividends paid by us to our members are taxable dividends to the members, and our members do not benefit from the exclusion for corporate dividends received. The preceding information is for general information only. It is not tax advice. Members should consult their own tax advisors regarding particular federal, state, and local tax consequences for purchasing, holding, and disposing of our Class B Stock, including the consequences of any proposed change in applicable law.

We paid quarterly cash dividends as set forth in the following table ($ amounts in thousands).

	Class B-1				Class B-2
By Quarter	Annualized Rate (2)	Dividend on Capital Stock	Interest Expense on MRCS	Total	Annualized Rate (2)	Dividend on Capital Stock	Interest Expense on MRCS	Total
2013
Quarter 1 (1)	3.5%	$14,305	$3,720	$18,025	2.8%	$19	$196	$215

2012
Quarter 4	3.5%	$14,145	$3,707	$17,852	2.8%	$25	$208	$233
Quarter 3	3.0%	11,750	3,126	14,876	2.4%	45	208	253
Quarter 2	3.0%	11,588	3,143	14,731	2.4%	58	215	273
Quarter 1	3.0%	11,698	3,203	14,901	2.4%	62	221	283

2011
Quarter 4	2.5%	$9,599	$2,839	$12,438	2.0%	$16	$229	$245
Quarter 3	2.5%	9,838	3,350	13,188	2.0%	12	388	400
Quarter 2	2.5%	9,917	3,450	13,367	2.0%	12	487	499
Quarter 1	2.5%	10,546	3,930	14,476	2.0%	12	508	520

(1)	This dividend was paid on February 22, 2013.

(2)
Reflects the annualized rate on all of our average capital stock outstanding in Class B-1 and Class B-2, respectively, regardless of its classification for financial reporting purposes as either Capital Stock or MRCS. The Class B-2 dividend is paid at 80% of the amount of the Class B-1 dividend.

ITEM 6. SELECTED FINANCIAL DATA

We use certain acronyms and terms in this Item 6 that are defined in the Glossary of Terms located in Item 15. Exhibits and Financial Statement Schedules. The following table should be read in conjunction with the financial statements and related notes and the discussion set forth in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. The table presents a summary of certain financial information derived from audited financial statements as of and for the periods indicated ($ amounts in millions):

	As of and for the Years Ended December 31,
	2012	2011	2010	2009	2008
Statement of Condition:
Advances	$18,130	$18,568	$18,275	$22,443	$31,249
Investments (1)	16,845	15,203	19,785	14,994	15,758
Mortgage Loans Held for Portfolio, net	6,001	5,955	6,702	7,272	8,780
Total Assets	41,228	40,375	44,930	46,599	56,860
Discount Notes	8,924	6,536	8,925	6,250	23,466
CO Bonds	27,408	30,358	31,875	35,908	28,697
Total Consolidated Obligations	36,332	36,894	40,800	42,158	52,163
MRCS	451	454	658	756	539
Capital Stock, Class B Putable	1,634	1,563	1,610	1,726	1,879
Retained Earnings	592	498	427	349	283
AOCI	(10)	(114)	(90)	(329)	(71)
Total Capital	2,216	1,947	1,947	1,746	2,091

Statement of Income:
Net Interest Income	242	231	267	272	278
Provision for Credit Losses	8	5	1	—	—
Net OTTI credit losses	(4)	(27)	(70)	(60)	—
Other Income (Loss), excluding net OTTI credit losses	(9)	(6)	11	2	15
Other Expenses	60	58	55	49	41
Total Assessments	18	25	41	45	68
Net Income	143	110	111	120	184

Selected Financial Ratios:
Return on average equity (2)	6.89%	5.63%	6.13%	5.94%	8.14%
Return on average assets	0.35%	0.26%	0.24%	0.23%	0.32%
Dividend payout ratio (3)	34.45%	36.29%	29.18%	44.72%	53.63%
Net interest margin (4)	0.59%	0.55%	0.57%	0.52%	0.48%
Total capital ratio (5)	5.37%	4.82%	4.33%	3.75%	3.68%
Total regulatory capital ratio (6)	6.49%	6.23%	6.00%	6.07%	4.75%
Average equity to average assets	5.05%	4.60%	3.90%	3.87%	3.88%
Weighted average dividend rate, Class B stock (7)	3.13%	2.50%	1.87%	2.83%	5.01%

(1)	Investments consist of Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, Federal Funds Sold, AFS securities, and HTM securities.

(2)	Return on average equity is Net Income expressed as a percentage of average total capital.

(3)	The dividend payout ratio is calculated by dividing dividends paid in cash during the period by Net Income for the period.

(4)	Net interest margin is Net Interest Income expressed as a percentage of average interest-earning assets.

(5)	Total capital ratio is Capital Stock plus Retained Earnings and AOCI expressed as a percentage of Total Assets.

(6)	Total regulatory capital ratio is Capital Stock plus Retained Earnings and MRCS expressed as a percentage of Total Assets.

(7)	The weighted average dividend rate is calculated by dividing dividends paid in cash during the period by the average of Class B Capital Stock eligible for dividends (i.e., excludes MRCS).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Presentation

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and related notes contained in this Form 10-K.

As used in this Item 7, unless the context otherwise requires, the terms "we," "us," and "our," and the "Bank" refer to the Federal Home Loan Bank of Indianapolis or its management. We use certain acronyms and terms throughout this Item 7 that are defined in the Glossary of Terms located in Item 15. Exhibits and Financial Statement Schedules.

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

Special Note Regarding Forward-Looking Statements

Statements in this Form 10-K, including statements describing our objectives, projections, estimates or future predictions, may be "forward-looking statements." These statements may use forward-looking terminology, such as "anticipates," "believes," "could," "estimates," "may," "should," "expects," "will," or their negatives or other variations on these terms. We caution that, by their nature, forward-looking statements involve risk or uncertainty and that actual results either could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

•
economic and market conditions, including the timing and volume of market activity, inflation or deflation, changes in the value of global currencies, and changes in the financial condition of market participants;

•
volatility of market prices, interest rates, and indices or other factors, resulting from the effects of, and changes in, various monetary or fiscal policies and regulations, including those determined by the Federal Reserve Board and the FDIC, or a decline in liquidity in the financial markets that could affect the value of investments, including OTTI of private-label RMBS, or collateral we hold as security for the obligations of our members and counterparties;

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

•
political events, including legislative, regulatory, or other developments, and judicial rulings that affect us, our status as a secured creditor, our members, counterparties, one or more of the FHLBanks and/or investors in the Consolidated Obligations of the FHLBanks;

•
changes in our ability to raise capital market funding, including changes in our credit ratings or the credit ratings of the other FHLBanks and the FHLBank System and the level of government guarantees provided to other United States and international financial institutions; competition from other entities borrowing funds in the capital markets; and dealer commitment to supporting the issuance of our Consolidated Obligations.

•	negative adjustments in the FHLBanks' or the FHLBank System's credit ratings that could adversely impact the pricing and marketability of our Consolidated Obligations, products, or services;

•	risk of loss should one or more of the FHLBanks be unable to repay its participation in the Consolidated Obligations, or otherwise be unable to meet its financial obligations;

•	ability to attract and retain skilled personnel;

•	ability to develop and support technology and information systems sufficient to effectively manage the risks of our business;

•	changes in terms of interest-rate exchange agreements and similar agreements;

•	risk of loss arising from natural disasters, acts of war or acts of terrorism; and

•	changes in or differing interpretations of accounting guidance.

Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make through reports filed with the SEC in the future, including our Forms 10-K, 10-Q and 8-K.

Executive Summary

Overview. We are a regional wholesale bank that makes Advances; purchases whole mortgages from our member financial institutions; purchases participation interests in mortgage loans from other FHLBanks; purchases other investments; and provides other financial services to our member financial institutions. Our member financial institutions may consist of federally-insured depository institutions (including commercial banks, thrifts, and credit unions), insurance companies and CDFIs. All member financial institutions are required to purchase shares of our Class B Capital Stock as a condition of membership.

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

We group our products and services within two business segments:

•
Traditional, which consists of (i) credit products (including Advances, letters of credit, and lines of credit), (ii) investments (including Federal Funds Sold, Securities Purchased Under Agreements to Resell, AFS securities and HTM securities) and (iii) correspondent services and deposits; and

•
Mortgage Loans, which consists of (i) mortgage loans purchased from our members through our MPP and (ii) participation interests purchased from the FHLBank of Topeka in mortgage loans that were purchased from its PFI members under the MPF Program.

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

The United States economy entered a recession in December 2007, which ended in June 2009. Although the United States economy has begun to show signs of improvement, many of the effects of the recession and the world-wide financial crisis continued in the United States during 2012, including serious pressures on earnings and capital at many financial institutions, high unemployment rates, and high levels of mortgage delinquencies and foreclosures. Although the housing market remains depressed, recent market indicators including new housing starts and existing home sales are trending slightly higher.

On January 1, 2013, the Senate and the House passed tax legislation, which avoided imposing tax increases on most taxpayers. However, the tax bill did not deal with the debt ceiling limit, sequester, and potential government shutdown due to an expiring continuing resolution that could have significant impacts on the United States economy and financial markets. Continued political debates around tax increases, spending cuts and deficit reduction and renewed negotiations around the debt ceiling could adversely affect the financial markets and ultimately FHLBank funding levels beginning late in the first quarter of 2013.

The world-wide financial crisis continued to have an impact on the global economy during 2012. During the first quarter of 2012, all three of the major NRSROs announced ratings downgrades on some of the Eurozone countries, or placed them on review for possible downgrade. According to a report issued by Fitch on June 27, 2012, the severity of the economic crisis in Europe intensified in the second quarter of 2012. During the third quarter of 2012, the European Central Bank announced plans to stop paying interest on overnight deposits in order to encourage investment and lending in Europe and then, later in the quarter, announced plans to support peripheral countries through outright bond purchases. According to a report issued by Moody's on February 12, 2013, although Europe's financial markets have experienced a relative period of calm, private sector deleveraging and public sector austerity are still the dominant impediments to growth. Europe's financial markets and economy remain under significant stress, which is likely to continue to negatively affect the global economy.

During the year ended December 31, 2012, short-term interest rates remained at historic lows while intermediate- and long-term rates showed a generally modest upward trend during the first quarter of 2012 and a downward trend during the remainder of 2012. The FOMC indicated that it will maintain the target range for the federal funds rate at 0.00-0.25%, as it continues to anticipate that economic conditions, including low rates of resource utilization and subdued inflation trends, are likely to warrant exceptionally low levels of the federal funds rate at least as long as the unemployment rate remains above 6.5%, inflation between one and two years ahead is projected to be no more than a half percentage point above the FOMC's longer run goal of 2%, and longer-term inflation expectations continue to be well anchored. Although not possible to predict, the continued abnormally low rates in the near-term could cause more interest rate volatility and ultimately higher rates in the future than would normally be anticipated.

The Bureau of Labor Statistics reported that Michigan's preliminary unemployment rate equaled 8.9% for December 2012, while Indiana's preliminary rate was 8.5%, compared to the United States rate of 7.6%. According to information provided by LPS Applied Analytics for December, Indiana had a non-current mortgage rate (loans past due 30 days or more) of 12.2%, and Michigan had a non-current mortgage rate of 8.9%, compared to the national rate of 10.6%.

In its most recent forecast, the Center for Econometric Research at Indiana University predicts that the Indiana economy will achieve slow and steady economic growth, with a gradually declining unemployment rate. The most recent forecast published by the Research Seminar in Quantitative Economics at the University of Michigan forecasts a moderately paced but sustained recovery from now through 2014, with some strengthening in 2013 and 2014 compared to 2012. University of Michigan economists expect a moderate rate of job growth in Michigan for 2013.

The Capital Markets. The Office of Finance, our fiscal agent, issues debt in the global capital markets on behalf of the FHLBanks in the form of Consolidated Obligations, which include CO Bonds and Discount Notes. Our funding operations are dependent on debt issued by the Office of Finance, and the issuance of our debt is affected by events in the capital markets.

Overall, the capital markets continued to experience volatility in 2012, mainly driven by concerns about European sovereigns and the impact of the European recession on other national economies. Other concerns included continued high unemployment and depressed, but increasing, housing prices in the United States.

Due to our status as a GSE and the application of S&P's government-related entity criteria, our issuer rating is constrained by the long-term sovereign credit rating of the United States government. During 2011, S&P announced rating downgrades that affected the long-term sovereign rating of the United States government, resulting in similar rating downgrades affecting the rating of each of the FHLBanks and the rating of the FHLBank System's Consolidated Obligations. These changes did not have a material impact on our funding costs during 2012.

To support a stronger economic recovery and to help ensure that inflation, over time, is at the rate most consistent with its dual mandate, the FOMC agreed in December to continue purchasing additional agency MBS at a pace of $40 billion per month and longer-term United States Treasury securities at a pace of $45 billion per month. The FOMC will maintain its existing policy of reinvesting principal payments from its holdings of agency MBS and debt in agency MBS and of rolling over maturing United States Treasury securities at auction. Taken together, these actions should maintain downward pressure on longer-term interest rates, support mortgage markets, and help make broader financial conditions more accommodative. The FOMC will closely monitor incoming information on economic and financial developments in coming months. If the outlook for the labor market does not improve substantially, the FOMC will continue its purchases of United States Treasury and agency MBS and employ its other policy tools as appropriate, until such improvement is achieved in a context of price stability.

During 2012, investments in taxable money market funds, which purchase a significant portion of the Discount Notes and short maturity CO Bonds issued by the FHLBanks, were generally flat. As a subset of those assets, taxable money market fund investments allocated to the "U.S. Other Agency" category were also unchanged. In the first quarter of 2013, taxable money fund assets have increased with the year-end expiration of the FDIC's Transaction Account Guarantee program, which provides unlimited FDIC insurance, as money managers consider moving cash from banks into money market funds. Potential changes to money market funds, one of the FHLBank System's most important investor bases, could adversely affect our debt. However, implementation of any proposals is likely to be phased in over time, and is not anticipated to begin until late 2013 or early 2014. The market remains cautiously optimistic for a compromise on mutual fund reform between the regulators and the industry, which could avert negative consequences for FHLBank debt demand.

Impact on Operating Results. Our overall results are dependent on the market environment and, in particular, our members' demand for wholesale funding and their sales of mortgage loans to us. As part of their overall business strategy, our depository members typically use wholesale funding, in the form of Advances, along with other sources of funding, such as retail deposits, as a source of liquidity and to fund residential mortgage loans in their portfolio. Periods of economic growth have led to significant use of wholesale funds by our depository members because they often fund expansion by using wholesale borrowing. Conversely, slow economic growth has tended to decrease our depository members' wholesale borrowing activity.

Our insurance company members have different business models and are subject to different regulations; therefore, their demand for Advances is not always correlated with that of our depository members. Our insurance company members tend to use Advances as a source of liquidity, for asset/liability management or other business purposes.

Member demand for Advances and sales of mortgage loans under the MPP and MPF Program is also influenced by the steepness of the yield curve, as well as the availability and cost of other sources of wholesale or government funding. Advances to insurance company members, an increasing part of our membership and focus of our business, increased during 2012. However, Advances to depository members were lower due to repayments and decreased demand related to various economic factors such as growth in our members' deposits and low loan demand at our members' institutions.The UPB of our MPP loans decreased slightly in 2012 as repayments of outstanding MPP mortgage loans exceeded the purchases of new MPP Advantage mortgage loans. However, the UPB of Mortgage Loans Held for Portfolio increased slightly due to purchases of participation interests from the FHLBank of Topeka under the MPF Program.

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

Results of Operations and Changes in Financial Condition

Net Income for the Years Ended December 31, 2012 and 2011. The following table presents the comparative highlights of our results of operations ($ amounts in millions):

	Years Ended December 31,
Comparative Highlights	2012	2011	$ Change	% Change
Net Interest Income After Provision for Credit Losses	$234	$226	$8	3%
Other Income (Loss)	(13)	(33)	20	60%
Other Expenses	60	58	2	2%
Income Before Assessments	161	135	26	19%
Total Assessments	18	25	(7)	(29%)
Net Income	$143	$110	$33	30%

Net Income for the year ended December 31, 2012 was $143.3 million. The increase of $33.3 million compared to 2011 was primarily due to lower OTTI credit losses on our private-label RMBS, higher Net Interest Income and a decrease in Total Assessments as a result of satisfying our obligation to REFCORP as of June 30, 2011. Net Interest Income After Provision for Credit Losses increased by $7.2 million or 3% in the year ended December 31, 2012, compared to 2011.

Net Income for the Years Ended December 31, 2011 and 2010. The following table presents the comparative highlights of our results of operations ($ amounts in millions):

	Years Ended December 31,
Comparative Highlights	2011	2010	$ Change	% Change
Net Interest Income After Provision for Credit Losses	$226	$266	$(40)	(15%)
Other Income (Loss)	(33)	(59)	26	44%
Other Expenses	58	55	3	7%
Income Before Assessments	135	152	(17)	(12%)
Total Assessments	25	41	(16)	(41%)
Net Income	$110	$111	$(1)	(1%)

Net Income for the year ended December 31, 2011 was $110.1 million. The decrease of $0.9 million or 1% compared to 2010 was primarily due to lower net interest income and net losses on derivatives and hedging activities, substantially offset by lower OTTI credit losses on our private-label RMBS and a decrease in Total Assessments resulting from the satisfaction of our obligation to REFCORP as of June 30, 2011. Net Interest Income After Provision for Credit Losses decreased by $39.9 million or 15% in 2011, compared to 2010, primarily due to contracting spreads on mortgage-related assets and a reduction in prepayment fees on Advances.

Changes in Financial Condition for the Year Ended December 31, 2012. The following table presents the changes in financial condition ($ amounts in millions):

Condensed Statements of Condition	December 31, 2012	December 31, 2011	$ Change	% Change
Advances	$18,130	$18,568	$(438)	(2%)
Mortgage Loans Held for Portfolio, net	6,001	5,955	46	1%
Investments (1)	16,845	15,203	1,642	11%
Other Assets (2)	252	649	(397)	(61%)
Total Assets	$41,228	$40,375	$853	2%

Consolidated Obligations	$36,332	$36,894	$(562)	(2%)
Mandatorily Redeemable Capital Stock	451	454	(3)	(1%)
Other Liabilities	2,229	1,080	1,149	106%
Total Liabilities	39,012	38,428	584	2%
Capital Stock, Class B Putable	1,634	1,563	71	5%
Retained Earnings	592	498	94	19%
Accumulated Other Comprehensive Income (Loss)	(10)	(114)	104	91%
Total Capital	2,216	1,947	269	14%
Total Liabilities and Capital	$41,228	$40,375	$853	2%

Total Regulatory Capital (3)	$2,677	$2,515	$162	6%

(1)	Includes HTM Securities, AFS Securities, Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, and Federal Funds Sold.

(2)	Other Assets includes Cash and Due From Banks of $105.5 million and $512.7 million at December 31, 2012 and 2011, respectively.

(3)	Total Regulatory Capital is Total Capital plus MRCS less AOCI.

Total Assets at December 31, 2012 were $41.2 billion, a net increase of $852.1 million or 2% compared to December 31, 2011. Advances outstanding totaled $18.1 billion. The net decrease of 2% compared to December 31, 2011 was attributable to lower Advances to our depository members, partially offset by higher Advances to our insurance company members. Mortgage Loans Held for Portfolio totaled $6.0 billion. The net increase of 1% compared to December 31, 2011 included participation interests purchased from the FHLBank of Topeka under our MPF Program, which was reactivated during 2012. Investments totaled $16.8 billion at December 31, 2012. The net increase of 11% compared to December 31, 2011 was primarily attributable to an increase in short-term investments.

Consolidated Obligations totaled $36.3 billion at December 31, 2012. The net decrease of $562.7 million or 1.5% compared to December 31, 2011 was attributable to additional funding provided by Deposits.

Total Capital was $2.2 billion at December 31, 2012. The increase of $268.7 million or 14% for the year ended December 31, 2012 consisted of a net increase in Capital Stock of $71.2 million, a net increase in Retained Earnings of $93.9 million, and a favorable change in Accumulated Other Comprehensive Loss of $103.5 million, primarily due to an increase in the fair value of OTTI AFS securities.

Outlook

We currently expect our financial performance for the near term to continue to generate attractive returns for member shareholders across a wide range of business, financial, and economic environments. Events in the capital and housing markets in the last several years have created opportunities to generate spreads well above historical levels on certain types of transactions. Although we expected the frequency and level of higher-spread investment opportunities to diminish in 2012, the Eurozone crisis and the FOMC program to purchase additional mortgage-backed securities have led to very low costs for our Consolidated Obligations. The FOMC's decision to continue to increase policy accommodation by purchasing additional agency MBS has affected the credit spreads on agency MBS. Going forward, this could lead to fewer favorable opportunities to invest in these securities. We expect Net Interest Income to decline if the cost of our debt increases to pre-crisis levels and the spreads on our assets revert to historical levels.

Our Advances have been affected by increased deposits and low loan demand at our depository members, competitive pressures from alternative sources of wholesale funds available to our membership, and consolidation in the financial services industry. Although total Advances decreased during 2012, Advances to our insurance company members increased. We believe that Advances outstanding to our insurance company members, and the relative percentage of their Advances to the total, could continue to increase. The FOMC announced that it will maintain the target range for the federal funds rate at 0.00-0.25% at least as long as (i) the unemployment rate remains above 6.5%, (ii) inflation between one and two years ahead is projected to be no more than a half percentage point above the longer run goal of 2% and (iii) longer-term inflation expectations continue to be well anchored. We do not expect a significant change in our total Advance balance during 2013.

The UPB of Mortgage Loans Held for Portfolio increased slightly due to acquisitions of MPP Advantage loans and participation interests from the FHLBank of Topeka under the MPF Program in 2012. We expect our future Mortgage Loans Held for Portfolio balance and earnings to remain at their current levels or grow modestly as we continue to build member interest in MPP Advantage and purchase participation interests from the FHLBank of Topeka. However, future growth in the Mortgage Loans Held for Portfolio balance and earnings could be adversely impacted by the FOMC's decision to purchase additional agency MBS, the continuing low interest-rate environment, the limited number of large sellers in our district, and possible Finance Agency limits on mortgage loan assets as a component of core mission assets.

We actively monitor the credit quality of our investments; however, elevated credit risk related to our private-label RMBS and ABS resulted in OTTI charges for 2010, 2011 and 2012. If delinquency or loss rates on mortgages increase, or there is a decline in residential real estate values, we could experience additional OTTI charges. Because of the uncertainty regarding regulatory changes and legal challenges in the housing market, as well as economic, financial market, and housing market conditions and the actual and projected performance of the loan collateral underlying our MBS, it is not possible to predict to what extent we will have additional OTTI charges in the future. See Risk Management - Credit Risk Management - Investments - OTTI Evaluation Process herein for more information.

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

In the future, we will continue to engage in various hedging strategies and use derivatives to assist in mitigating the volatility of earnings and the market value of equity that arises from the maturity structure of our financial assets and liabilities. While we expect hedging with derivatives to reduce market risk and earnings volatility, estimated fair value adjustments could cause earnings volatility. On December 31, 2012, we began using the OIS rate curve instead of the LIBOR rate curve to estimate the fair values of interest-rate related derivatives as a result of market participants moving to the OIS curve for collateralized interest rate swaps. This change may result in increased earnings volatility since the hedged items are still valued using the LIBOR rate curve.

We strive to keep our operating expense ratios relatively low while maintaining adequate systems, support, and staffing. Operating expenses are expected to increase in 2013 due to further operating systems enhancement, risk management and compliance-related expenses.

Analysis of Results of Operations for the Years Ended December 31, 2012, 2011 and 2010

Net Interest Income After Provision for Credit Losses. Net Interest Income, which is primarily the interest earned on Advances, short-term investments, investment securities and Mortgage Loans Held for Portfolio less the interest expense on Consolidated Obligations and Interest-Bearing Deposits, is our primary source of earnings.

Factors that increased Net Interest Income After Provision for Credit Losses for the year ended December 31, 2012, compared to the same period in 2011, included:

•	wider spreads on Advances, primarily due to lower funding costs;

•	lower average balances of Consolidated Obligations; and

•	higher average balances of Advances and AFS securities.

These increases were partially offset by:

•	lower average balances of short-term investments, Mortgage Loans Held for Portfolio and HTM securities;

•	narrower spreads on Mortgage Loans Held for Portfolio, AFS securities and HTM securities; and

•	an increase in the Provision for Credit Losses on Mortgage Loans Held for Portfolio.

Factors that decreased Net Interest Income After Provision for Credit Losses for the year ended December 31, 2011, compared to the same period in 2010, included:

•	narrower spreads on Investment securities, Federal Funds Sold and Securities Purchased Under Agreements to Resell;

•	lower prepayment fee income on Advances; and

•	lower average balances of Federal Funds Sold and Securities Purchased Under Agreements to Resell, Advances and Mortgage Loans Held for Portfolio.

These decreases were partially offset by:

•	higher average balances of Investment securities;

•	lower average balances of Consolidated Obligations; and

•	wider spreads on Advances and Mortgage Loans Held for Portfolio, due to the replacement of higher-costing debt with lower-costing debt.

See Net Gains (Losses) on Derivatives and Hedging Activities herein for information on the net effect of derivatives on our Net Interest Income.

The following tables present average balances, interest income and expense, and average yields of our major categories of interest-earning assets and the sources funding those interest-earning assets ($ amounts in millions):

	Years Ended December 31,
	2012			2011			2010
	Average Balance	Interest Income/ Expense	Average Yield (5)	Average Balance	Interest Income/ Expense	Average Yield (5)	Average Balance	Interest Income/ Expense	Average Yield (5)
Assets:
Federal Funds Sold and Securities Purchased Under Agreements to Resell	$4,059	$6	0.16%	$5,710	$7	0.13%	$8,198	$17	0.21%
Investment securities (1)	11,584	203	1.75%	11,828	227	1.92%	10,815	259	2.39%
Advances (2)	18,644	175	0.94%	18,069	169	0.93%	20,432	214	1.05%
Mortgage Loans Held for Portfolio (2)	5,867	258	4.40%	6,304	300	4.75%	6,821	349	5.11%
Other Assets (interest-earning) (3)	741	3	0.33%	343	—	0.11%	149	1	0.89%
Total interest-earning assets	40,895	645	1.58%	42,254	703	1.66%	46,415	840	1.81%
Other Assets (4)	293			313			(13)
Total Assets	$41,188			$42,567			$46,402

Liabilities and Capital:
Interest-Bearing Deposits	$922	$—	0.01%	$1,032	$—	0.02%	$735	$—	0.04%
Discount Notes	7,670	8	0.10%	7,980	8	0.10%	9,296	15	0.16%
CO Bonds (2)	28,837	380	1.32%	29,917	449	1.50%	32,263	544	1.68%
MRCS	452	15	3.33%	556	15	2.60%	758	14	1.81%
Other borrowings	—	—	—%	—	—	—%	—	—	—%
Total interest-bearing liabilities	37,881	403	1.06%	39,485	472	1.19%	43,052	573	1.33%
Other Liabilities	1,228			1,126			1,539
Total Capital	2,079			1,956			1,811
Total Liabilities and Capital	$41,188			$42,567			$46,402

Net Interest Income		$242			$231			$267

Net spread on interest-earning assets less interest-bearing liabilities			0.52%			0.47%			0.48%

Net interest margin (6)			0.59%			0.55%			0.57%

Average interest-earning assets to interest-bearing liabilities	1.08			1.07			1.08

(1)
The average balances of Investment securities are reflected at amortized cost; therefore, the resulting yields do not reflect changes in the estimated fair values of AFS securities that are reflected as a component of OCI, nor do they include the effect of OTTI-related non-credit losses. Interest income/expense includes the effect of associated interest-rate exchange agreements.

(2)
Interest income/expense and average yield include all other components of interest, including the impact of net interest payments or receipts on derivatives, amortization of hedge accounting adjustments, and Advance prepayment fees.

(3)
Other Assets (interest-earning) consists of Interest-Bearing Deposits, loans to other FHLBanks (if applicable), and grantor trust assets that are carried at estimated fair value. The amount also includes the rights or obligations to cash collateral, which are included in the fair value of derivative assets or derivative liabilities on the Statements of Condition at period end.

(4)	Other Assets includes changes in estimated fair value of AFS securities and the effect of OTTI-related non-credit losses on AFS and HTM securities for purposes of the table.

(5)	Annualized.

(6)	Net interest margin is annualized Net Interest Income expressed as a percentage of the average balance of interest-earning assets.

Changes in both volume and interest rates determine changes in Net Interest Income and net interest margin. The following table presents changes in Interest Income and Interest Expense by volume and rate ($ amounts in millions):

	Years Ended December 31,
	2012 vs. 2011			2011 vs. 2010
Components	Volume	Rate	Total	Volume	Rate	Total
Increase (Decrease) in Interest Income:
Federal Funds Sold and Securities Purchased Under Agreements to Resell	$(2)	$1	$(1)	$(5)	$(5)	$(10)
Investment securities	6	(30)	(24)	28	(60)	(32)
Advances	6	—	6	(23)	(22)	(45)
Mortgage Loans Held for Portfolio	(20)	(22)	(42)	(26)	(23)	(49)
Other Assets, net	1	2	3	1	(2)	(1)
Total	(9)	(49)	(58)	(25)	(112)	(137)
Increase (Decrease) in Interest Expense:
Interest-Bearing Deposits	—	—	—	—	—	—
Discount Notes	—	—	—	(2)	(5)	(7)
CO Bonds	(16)	(53)	(69)	(38)	(57)	(95)
MRCS	(3)	3	—	(4)	5	1
Other borrowings	—	—	—	—	—	—
Total	(19)	(50)	(69)	(44)	(57)	(101)
Increase (Decrease) in Net Interest Income Before Provision for Credit Losses	$10	$1	$11	$19	$(55)	$(36)

Changes in Interest Income and Interest Expense that are not identifiable as either volume-related or rate-related, but are attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the volume and rate changes.

Other Income (Loss). The following table presents the components of Other Income (Loss) ($ amounts in millions):

	Years Ended December 31,
Components	2012	2011	2010
Total OTTI losses	$—	$(6)	$(24)
Portion of Impairment Losses Reclassified to (from) Other Comprehensive Income (Loss)	(4)	(21)	(46)
Net OTTI credit losses	(4)	(27)	(70)
Net Realized Gains from Sale of Available-for-Sale Securities	—	4	2
Net Gains (Losses) on Derivatives and Hedging Activities	(12)	(13)	7
Other, net	3	3	2
Total Other Income (Loss)	$(13)	$(33)	$(59)

The favorable change in Other Income (Loss) for the year ended December 31, 2012 compared to 2011 was primarily due to the lower OTTI credit losses on certain private-label RMBS, partially offset by Net Realized Gains from the Sale of Available-for-Sale securities for the year ended December 31, 2011.
The favorable change in Other Income (Loss) for the year ended December 31, 2011 compared to 2010 was primarily due to the lower OTTI credit losses on certain private-label RMBS, partially offset by net losses on derivatives and hedging activities for the year ended December 31, 2011 compared to net gains on derivatives and hedging activities for 2010.

Results of OTTI Evaluation Process. As described in detail in Notes to Financial Statements - Note 6 - Other-Than-Temporary Impairment Analysis, OTTI losses recorded on private-label RMBS are derived from projections of the future cash flows of the individual securities. These projections are based on a number of assumptions and expectations, which are updated on a quarterly basis. In 2010, the assumptions and the resulting credit-related OTTI losses reflected the significant deterioration in the credit quality of the securities due to economic, financial and housing market conditions. In particular, ongoing pressure on housing prices from large inventories of unsold or foreclosed properties and the then current and forecasted borrower defaults and foreclosures continued to negatively affect the projected performance of the underlying loan collateral, which contributed to the recognition of additional credit losses. In the first quarter of 2011, the assumptions included higher projected loss severities and expected increases in foreclosure and liquidation costs, resulting in additional credit losses being recognized. However, the credit losses for the entire year of 2011 as well as 2012 were lower compared to the prior years due to the relative improvement in the projected performance of the underlying collateral.

Net Gains (Losses) on Derivatives and Hedging Activities. As shown in the following table, our Net Interest Income is affected by the inclusion or exclusion of the net interest income and/or expense associated with derivatives. For example, if a derivative qualifies for fair-value hedge accounting, the net interest income/expense associated with the derivative is included in Net Interest Income. If an interest-rate exchange agreement does not qualify for fair-value hedge accounting (economic hedges) or if we have not designated it in such a qualifying hedge relationship, the net interest income/expense associated with the derivative is excluded from Net Interest Income and is recorded in Net Gains (Losses) in Derivatives and Hedging Activities in Other Income (Loss).

Due to volatility in the overall interest rate environment, our Net Gains (Losses) on Derivatives and Hedging Activities fluctuate as we hedge our asset or liability risk exposures. In general, we hold derivatives and associated hedged instruments, and certain assets and liabilities that are carried at estimated fair value, to the maturity, call, or put date. Therefore, due to timing, nearly all of the cumulative net gains and losses for these financial instruments will generally reverse over the remaining contractual terms of the hedged financial instruments. See Notes to Financial Statements - Note 10 - Derivatives and Hedging Activities for more information.

The tables below present the net effect of derivatives on Net Interest Income and Other Income (Loss), within the line Net Gains (Losses) on Derivatives and Hedging Activities, by type of hedge and hedged item ($ amounts in millions):

Year Ended December 31, 2012	Advances	Investments	Mortgage Loans	CO Bonds	Discount Notes	Total
Net Interest Income:
Amortization/accretion of hedging activities in net interest income (1)	$—	$13	$—	$2	$—	$15
Net interest settlements included in net interest income (2)	(236)	(90)	—	58	—	(268)
Total Net Interest Income	(236)	(77)	—	60	—	(253)
Net Gains (Losses) on Derivatives and Hedging Activities:
Gains (losses) on fair-value hedges	(3)	1	—	(5)	—	(7)
Gains (losses) on derivatives not qualifying for hedge accounting	—	(1)	(4)	—	—	(5)
Net Gains (Losses) on Derivatives and Hedging Activities	(3)	—	(4)	(5)	—	(12)
Total net effect of derivatives and hedging activities	$(239)	$(77)	$(4)	$55	$—	$(265)

Year Ended December 31, 2011
Net Interest Income:
Amortization/accretion of hedging activities in net interest income (1)	$—	$13	$(4)	$3	$—	$12
Net interest settlements included in net interest income (2)	(302)	(84)	—	108	—	(278)
Total Net Interest Income	(302)	(71)	(4)	111	—	(266)
Net Gains (Losses) on Derivatives and Hedging Activities:
Gains (losses) on fair-value hedges	(7)	—	—	(1)	—	(8)
Gains (losses) on derivatives not qualifying for hedge accounting	—	(3)	(2)	—	—	(5)
Net Gains (Losses) on Derivatives and Hedging Activities	(7)	(3)	(2)	(1)	—	(13)
Total net effect of derivatives and hedging activities	$(309)	$(74)	$(6)	$110	$—	$(279)

Year Ended December 31, 2010
Net Interest Income:
Amortization/accretion of hedging activities in net interest income (1)	$—	$11	$(1)	$4	$—	$14
Net interest settlements included in net interest income (2)	(464)	(78)	—	182	—	(360)
Total Net Interest Income	(464)	(67)	(1)	186	—	(346)
Net Gains (Losses) on Derivatives and Hedging Activities:
Gains (losses) on fair-value hedges	10	(1)	—	—	—	9
Gains (losses) on derivatives not qualifying for hedge accounting	(1)	1	(3)	1	—	(2)
Net Gains (Losses) on Derivatives and Hedging Activities	9	—	(3)	1	—	7
Total net effect of derivatives and hedging activities	$(455)	$(67)	$(4)	$187	$—	$(339)

(1)	Represents the amortization/accretion of hedging fair value adjustments for both current and discontinued hedge positions.

(2)	Represents interest income (expense) on derivatives included in Net Interest Income.

Other Expenses. The following table presents the components of Other Expenses ($ amounts in millions):

	Years Ended December 31,
Components	2012	2011	2010
Compensation and Benefits	$36	$36	$36
Other Operating Expenses	17	15	13
Finance Agency and Office of Finance Expenses	6	6	5
Other (1)	1	1	1
Total Other Expenses	$60	$58	$55

(1)	Substantially consists of volume-driven variable costs related to our MPP.

The increase in Total Other Expenses for the year ended December 31, 2012 compared to 2011 was primarily due to higher Other Operating Expenses, which were mainly attributable to increases in professional fees to support various information technology initiatives and legislative and regulatory developments.

The increase in Total Other Expenses for the year ended December 31, 2011 compared to 2010 was primarily due to higher Other Operating Expenses, which were mainly attributable to increased depreciation resulting from the renovation of our office building, and increases in legal and other professional fees resulting primarily from legislative and regulatory developments.

Total Assessments.

AHP. The FHLBanks are required to set aside annually, in the aggregate, the greater of $100 million or 10% of their net earnings to fund the AHP. For purposes of the AHP calculation, net earnings is defined as net income before assessments, plus interest expense related to MRCS, less the assessment for REFCORP, if applicable. Each FHLBank's required annual AHP contribution is limited to its annual net earnings. For the years ended December 31, 2012, 2011 and 2010, our AHP expense was $17.6 million, $13.8 million and $13.9 million, respectively. Our AHP expense fluctuates in accordance with our Income Before Assessments.

If we experienced a net loss during a quarter but still had net earnings for the year, our obligation to the AHP would be calculated based on our year-to-date net earnings. If we experienced a net loss for a full year, we would have no obligation to the AHP for the year, since our required annual contribution is limited to annual net earnings.

If the aggregate 10% calculation described above was less than $100 million for all 12 FHLBanks, each FHLBank would be required to assure that the aggregate contributions of the FHLBanks equal $100 million. The proration would be made on the basis of net earnings of each FHLBank in relation to the net earnings of all FHLBanks for the previous year, subject to the annual earnings limitation discussed above. There was no shortfall in 2012, 2011 or 2010.

If we determine that our required AHP contributions are contributing to financial instability, we may apply to the Finance Agency for a temporary suspension of our contributions. We did not make such an application in 2012, 2011 or 2010.

REFCORP. As a result of the satisfaction of our REFCORP obligation as of June 30, 2011, we did not have any REFCORP expense for the year ended December 31, 2012. For the year ended December 31, 2011, our REFCORP expense was $10.9 million, compared to $27.7 million for the year ended December 31, 2010. The decrease was primarily due to the satisfaction of our REFCORP obligation as of June 30, 2011.

Office of Finance Expenses. The FHLBanks fund the costs of the Office of Finance as a joint office that facilitates issuing and servicing Consolidated Obligations, preparation of the FHLBanks' combined quarterly and annual financial reports, and certain other functions. For the years ended December 31, 2012, 2011 and 2010, our assessments to fund the Office of Finance totaled $2.5 million, $2.7 million and $2.1 million, respectively.

Finance Agency Expenses. The FHLBanks are assessed the operating costs of our regulator, the Finance Agency. We have no direct control over these costs. For the years ended December 31, 2012, 2011 and 2010, our Finance Agency assessments totaled $3.5 million, $3.7 million and $2.6 million, respectively.

Total Comprehensive Income. Total Comprehensive Income was $246.8 million, $86.8 million and $349.3 million for the years ended 2012, 2011 and 2010, respectively. Total Comprehensive Income consisted of (i) Net Income of $143.3 million, $110.1 million and $111.0 million, respectively, and (ii) Total Other Comprehensive Income (Loss) of $103.5 million, $(23.3) million and $238.4 million, respectively. Total Other Comprehensive Income for the year ended December 31, 2012 consisted primarily of increases in the fair values of OTTI AFS securities. Total Other Comprehensive Loss for the year ended December 31, 2011 consisted primarily of decreases in the fair value of OTTI AFS securities, substantially offset by the reclassification of the non-credit portion of OTTI losses on AFS securities to Other Income (Loss) and unrealized gains on AFS securities. Total Other Comprehensive Income for the year ended December 31, 2010 consisted primarily of increases in the fair values of OTTI AFS securities.

Business Segments

Our products and services are grouped within two business segments: Traditional and Mortgage Loans.

The Traditional business segment consists of credit products (including Advances, letters of credit, and lines of credit), investments (including Federal Funds Sold, Securities Purchased Under Agreements to Resell, AFS securities, and HTM securities), and correspondent services and deposits.

The following table presents our financial performance for this business segment ($ amounts in millions):

	Years Ended December 31,
Traditional Business Segment	2012	2011	2010
Net Interest Income	$166	$140	$173
Provision for Credit Losses	—	—	—
Other Income (Loss)	(9)	(30)	(56)
Other Expenses	54	53	50
Income Before Assessments	103	57	67
Total Assessments	12	9	19
Net Income	$91	$48	$48

The increase in Net Income for the Traditional segment for the year ended December 31, 2012 compared to 2011 was primarily due to an increase in Net Interest Income, primarily resulting from lower funding costs and a favorable change in Other Income (Loss) that substantially resulted from lower OTTI credit losses on certain private-label RMBS. These increases were partially offset by higher Total Assessments, which were directly attributable to higher Income Before Assessments.

Net Income for the Traditional segment was relatively unchanged for the year ended December 31, 2011 compared to 2010. The decrease in Net Interest Income for the year ended December 31, 2011 compared to 2010 resulted primarily from contracting spreads on MBS and a reduction in prepayment fees on Advances. This decrease was offset by a favorable change in Other Income (Loss) that substantially resulted from lower OTTI credit losses on certain private-label RMBS and lower Total Assessments that were directly attributable to the satisfaction of our obligation to REFCORP and the lower Income Before Assessments.

The Mortgage Loans business segment includes (i) mortgage loans purchased from our members through our MPP and (ii) participation interests purchased from the FHLBank of Topeka in mortgage loans purchased from its PFI members under the MPF Program.

The following table presents our financial performance for this business segment ($ amounts in millions):

	Years Ended December 31,
Mortgage Loans Business Segment	2012	2011	2010
Net Interest Income	$76	$91	$94
Provision for Credit Losses	8	5	1
Other Income (Loss)	(4)	(3)	(3)
Other Expenses	6	5	5
Income Before Assessments	58	78	85
Total Assessments	6	16	22
Net Income	$52	$62	$63

The decrease in Net Income for the Mortgage Loans segment for the year ended December 31, 2012 compared to 2011 was mainly due to a decrease in Net Interest Income resulting primarily from the lower average balance of MPP loans discussed in Analysis of Financial Condition - Mortgages Held for Portfolio below and narrower spreads. The decrease in Income Before Assessments was partially offset by lower Total Assessments, which were directly attributable to the satisfaction of our obligation to REFCORP in June 2011.

The decrease in Net Income for the Mortgage Loans segment for the year ended December 31, 2011 compared to 2010 was primarily due to a decrease in Net Interest Income, resulting from the lower average balance of MPP loans, partially offset by higher spreads attributable to the replacement of higher-costing debt with lower-costing debt, and an increase in the Provision for Credit Losses. The decrease in Income Before Assessments was substantially offset by lower Total Assessments that were directly attributable to the satisfaction of our obligation to REFCORP in June 2011.

Analysis of Financial Condition

Total Assets. The table below presents our major asset categories as a percentage of combined Total Assets ($ amounts in millions).

	December 31, 2012		December 31, 2011
Major Asset Categories	Carrying Value	% of Total	Carrying Value	% of Total
Advances	$18,130	44%	$18,568	46%
Mortgage Loans Held for Portfolio, net	6,001	15%	5,955	15%
Federal Funds Sold and Securities Purchased Under Agreements to Resell	5,360	13%	3,422	8%
Investment Securities (1)	11,485	27%	11,781	29%
Other Assets (2)	252	1%	649	2%
Total Assets	$41,228	100%	$40,375	100%

(1)    Investment Securities includes AFS and HTM securities.

(2)
Other Assets includes Cash and Due From Banks, Interest-Bearing Deposits, Accrued Interest Receivable, Premises, Software and Equipment, net, Derivative Assets and Other Assets for purposes of this table.

Total Assets were $41.2 billion as of December 31, 2012, an increase of 2% compared to December 31, 2011. This increase of $0.9 billion was primarily due to increases in cash and short-term investments of $1.5 billion and AFS securities of $1.0 billion, partially offset by decreases in HTM securities of $1.3 billion and Advances of $0.4 billion.

On August 7, 2012, the Finance Agency's final rule on Prudential Management and Operations Standards took effect. Under the rule, if our non-Advances assets were to grow by more than 30% over the six calendar quarters preceding a Finance Agency determination that we have failed to meet any standard set forth in the rule, the Finance Agency would be required to impose one or more sanctions on us, which could include, among other things, limits on asset growth, increases in the level of retained earnings, and prohibitions on dividends or the redemption or repurchase of capital stock. Through the six-quarter period ended December 31, 2012, our non-Advances asset growth did not exceed 30%. See Recent Accounting and Regulatory Developments - Legislative and Regulatory Developments - Finance Agency Regulatory Actions - Final Rule on Prudential Management and Operations Standards for more detailed information about this rule.
Advances. Advances totaled $18.1 billion at December 31, 2012, a decrease of 2% compared to December 31, 2011. This decrease was primarily due to a 15% reduction in the par value of Advances to depository members resulting from repayments and their reduced need for liquidity in the current economic environment, partially offset by a 17% increase in the par value of Advances to insurance company members, which totaled $8.4 billion at December 31, 2012. In general, Advances fluctuate in accordance with our members' funding needs related to their deposit levels, mortgage pipelines, investment opportunities, available collateral, other balance sheet strategies, and the cost of alternative funding opportunities.

The table below presents Advances by type of financial institution ($ amounts in millions).

	December 31, 2012		December 31, 2011
Type of Financial Institution	Par Value	% of Total	Par Value	% of Total
Commercial Banks	$3,778	21%	$4,077	23%
Thrifts	3,666	21%	4,803	27%
Credit Unions	1,015	6%	1,036	6%
Total Depository Institutions	8,459	48%	9,916	56%
Insurance Companies	8,448	49%	7,230	40%
Total Member Advances	16,907	97%	17,146	96%
Non-member borrowers	475	3%	622	4%
Housing Associates	—	—%	—	—%
Total Advances, par value	$17,382	100%	$17,768	100%

A breakdown of Advances by primary product type is presented below ($ amounts in millions):

	December 31, 2012		December 31, 2011
		% of		% of
By Primary Product Type	Amount	Total	Amount	Total
Fixed-rate
Fixed-rate (1)	$11,750	68%	$11,800	67%
Amortizing/mortgage matched (2)	1,573	9%	1,806	10%
Other	588	3%	570	3%
Total fixed-rate	13,911	80%	14,176	80%
Adjustable/variable-rate indexed	3,471	20%	3,592	20%
Total Advances, par value	17,382	100%	17,768	100%
Total adjustments (unamortized discounts, hedging and other)	748		800
Total Advances	$18,130		$18,568

(1)	Includes fixed-rate bullet and putable Advances

(2)	Includes fixed-rate amortizing Advances

Mortgage Loans Held for Portfolio. We purchase mortgage loans from our members to support our housing mission, provide an additional source of liquidity to our members and diversify our investments.

On November 29, 2010, we began offering MPP Advantage for new conventional MPP loans, which utilizes an enhanced fixed LRA account for credit enhancement consistent with Finance Agency regulations, instead of utilizing coverage from SMI providers. The only substantive difference between our original MPP and MPP Advantage for conventional mortgage loans is the credit enhancement structure. Upon implementation of MPP Advantage, the original MPP was phased out and is no longer being used for acquisitions of new conventional loans. See Risk Management - Credit Risk Management - MPP for more detailed information about the credit enhancement structures for our original MPP and MPP Advantage.

In July 2012, we began purchasing participation interests in mortgage loans originated by certain of the FHLBank of Topeka's member institutions through their participation in the MPF Program.

A breakdown of Mortgage Loans Held for Portfolio by primary product type is presented below ($ amounts in millions):

	December 31, 2012		December 31, 2011
Mortgage Loans Held for Portfolio	UPB	% of Total	UPB	% of Total
MPP Original (1)	$4,111	69%	$5,458	92%
MPP Advantage	1,585	27%	457	8%
Total MPP	5,696	96%	5,915	100%
MPF Program	230	4%	—	—%
Total UPB	$5,926	100%	$5,915	100%

(1)
For financial reporting purposes, the MPP UPB at December 31, 2011 includes $1 million of MPF Program mortgage loans, which were purchased prior to 2011 and are unrelated to the current arrangement with the FHLBank of Topeka.

The decrease in the UPB of our MPP loans was due to repayments of outstanding MPP and MPP Advantage mortgage loans exceeding the purchases of new mortgage loans. In general, the volume of mortgage loans purchased is affected by several factors, including interest rates, competition, the general level of housing activity in the United States, the level of refinancing activity and consumer product preferences.

We have established and maintain an allowance for loan losses based on our best estimate of probable losses over the loss emergence period, which we have estimated to be 24 months. Our estimate of MPP losses remaining after borrower's equity was $51.5 million at December 31, 2012 and $49.3 million at December 31, 2011. The increase from December 31, 2011 to December 31, 2012 was primarily the result of the extension of the loss emergence period from 12 to 24 months and an increase in troubled debt restructurings.

After consideration of the portion recoverable under the associated credit enhancements, the allowance for MPP loan losses was $9.9 million at December 31, 2012 and $3.3 million at December 31, 2011. The increase in our allowance from December 31, 2011 to December 31, 2012 was primarily due to a decrease in the estimated amounts recoverable from PMI and SMI providers. See Notes to Financial Statements - Note 9 - Allowance for Credit Losses, Critical Accounting Policies and Estimates, and Risk Management - Credit Risk Management - MPP for more information.

Cash and Investments. We maintain our investment portfolio for liquidity purposes, to use balance sheet capacity and to provide additional earnings. The income on our investments bolsters our capacity to meet our commitments to affordable housing and community investments and to cover operating expenses. The following table presents the components of our cash and investments at carrying value ($ amounts in millions):

	December 31,
Components of Cash and Investments	2012	2011	2010
Cash and short-term investments:
Cash and Due from Banks	$105	$513	$12
Interest-Bearing Deposits	—	—	—
Securities Purchased Under Agreements to Resell	3,250	—	750
Federal Funds Sold	2,110	3,422	7,325
Total cash and short-term investments	5,465	3,935	8,087

Investment securities:
AFS securities:
GSE and TVA debentures	3,340	2,026	1,930
TLGP debentures	—	322	325
Private-label RMBS	640	601	983
Total AFS securities	3,980	2,949	3,238
HTM securities:
GSE debentures	269	269	294
TLGP debentures	—	1,883	2,066
Other U.S. obligations - guaranteed RMBS	3,124	2,747	2,327
GSE RMBS	3,859	3,512	3,044
Private-label RMBS	236	402	719
Manufactured housing loan ABS	15	17	19
Home equity loan ABS	2	2	3
Total HTM securities	7,505	8,832	8,472
Total investment securities	11,485	11,781	11,710

Total Cash and Investments, carrying value	$16,950	$15,716	$19,797

Cash and Short-Term Investments. Cash and short-term investments totaled $5.5 billion at December 31, 2012, an increase of 39% compared to December 31, 2011. The increase was primarily due to an increase of $3.3 billion in Securities Purchased Under Agreements to Resell, partially offset by decreases of $1.3 billion in Federal Funds Sold and $0.4 billion in cash. The total outstanding balance and composition of our short-term investment portfolio are influenced by our liquidity needs, market conditions and the availability of short-term investments at attractive interest rates, relative to our cost of funds. In addition, in December 2012, a member transferred to our Bank principal and interest custodial accounts totaling $1.1 billion at December 31, 2012 for GSE remittance payments. See Liquidity and Capital Resources below for more information.

Available-for-Sale Securities. AFS securities totaled $4.0 billion at December 31, 2012, an increase of 35% compared to December 31, 2011. The increase was primarily due to purchases of GSE debentures.

Held-to-Maturity Securities. HTM securities totaled $7.5 billion at December 31, 2012, a decrease of 15% compared to December 31, 2011 primarily due to maturities of TLGP debentures and paydowns on private-label RMBS, partially offset by purchases of agency MBS.

Issuer Concentration. As of December 31, 2012, we held securities classified as AFS and HTM from the following issuers with a carrying value greater than 10% of our Total Capital. The MBS issuers listed below include one or more trusts established as separate legal entities by the issuer. Therefore, the associated carrying and estimated fair values are not necessarily indicative of our exposure to that issuer ($ amounts in millions):

	December 31, 2012
Name of Issuer	Carrying Value	Estimated Fair Value
Non-MBS:
Freddie Mac	$1,867	$1,867
Federal Farm Credit Bank	854	855
Fannie Mae	819	819
MBS:
Ginnie Mae	3,124	3,206
Fannie Mae	2,762	2,845
Freddie Mac	1,097	1,169
Washington Mutual Mortgage Pass-through Certificates	413	413
Total	10,936	11,174
All other issuers	549	545
Total investment securities	$11,485	$11,719

Investments by Year of Redemption. The following table provides, by year of redemption, carrying values for Short-Term Investments as well as carrying values and yields for AFS and HTM Securities ($ amounts in millions):

		Due after	Due after
	Due in	one year	five years	Due after
	one year	through	through	ten
Investments	or less	five years	ten years	years	Total
AFS securities:
GSE and TVA debentures	$—	$2,048	$1,201	$91	$3,340
Private-label RMBS (1)	—	—	—	640	640
Total AFS securities	—	2,048	1,201	731	3,980
Yield on AFS securities	—%	3.55%	1.91%	3.35%
HTM securities:
GSE debentures	—	269	—	—	269
Other U.S. obligations - guaranteed RMBS (1)	—	—	—	3,124	3,124
GSE RMBS (1)	—	544	2,005	1,310	3,859
Private-label RMBS (1)	—	2	16	218	236
Manufactured housing loan ABS (1)	—	—	—	15	15
Home equity loan ABS (1)	—	—	—	2	2
Total HTM securities	—	815	2,021	4,669	7,505
Yield on HTM securities	—%	1.93%	2.33%	1.82%

Total investment securities	$—	$2,863	$3,222	$5,400	$11,485
Yield on total investment securities	—%	3.09%	2.18%	2.03%

Short-term investments:
Interest-Bearing Deposits	$—	$—	$—	$—	$—
Securities Purchased Under Agreements to Resell	3,250	—	—	—	3,250
Federal Funds Sold	2,110	—	—	—	2,110
Total short-term investments	5,360	—	—	—	5,360
Total Investments, carrying value	$5,360	$2,863	$3,222	$5,400	$16,845

(1)	Year of redemption on our MBS and ABS securities is based on contractual maturity.

See Notes to Financial Statements - Note 4 - Available-for-Sale Securities and Notes to Financial Statements - Note 5 - Held-to-Maturity Securities for more information about our investments. See Risk Management - Credit Risk Management - Investments for more information on the credit quality and OTTI on our investments.

Total Liabilities. Total Liabilities were $39.0 billion at December 31, 2012, an increase of 2% compared to December 31, 2011. This increase of $0.6 billion was primarily due to an increase of $1.2 billion in interest-bearing deposits, partially offset by a decrease of $0.6 billion in Consolidated Obligations. The net increase was mainly due to higher funding needs.

Deposits (Liabilities). Total Deposits were $1.8 billion at December 31, 2012, an increase of 184% compared to December 31, 2011. These deposits represent a relatively small portion of our funding and vary depending upon market factors, such as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' investment preferences with respect to the maturity of their investments, and member liquidity. In addition, in December 2012, a member transferred to our Bank principal and interest custodial accounts totaling $1.1 billion at December 31, 2012 for GSE remittance payments.

Consolidated Obligations. At December 31, 2012, the carrying values of our Discount Notes and CO Bonds totaled $8.9 billion and $27.4 billion, respectively, compared to $6.5 billion and $30.4 billion, respectively, at December 31, 2011. The overall balance of our Consolidated Obligations fluctuates in relation to our Total Assets and the availability of alternative sources of funds. The carrying value of our Discount Notes was 25% of total Consolidated Obligations at December 31, 2012, compared to 18% at December 31, 2011. Discount Notes are issued primarily to provide short-term funds while CO Bonds are issued to provide longer-term funding. The composition of our Consolidated Obligations can fluctuate significantly based on comparative changes in their cost levels, supply and demand conditions, demand for Advances, and our balance sheet management strategy.

Derivatives. As of December 31, 2012 and 2011, we had Derivative Liabilities, net of collateral held or posted, including accrued interest, with fair values of $201.1 million and $174.6 million, respectively, and Derivative Assets, net of collateral held or posted, including accrued interest, with fair values of $0.8 million and $0.4 million, respectively. We classify interest-rate swaps as derivative assets or liabilities according to the positive or negative net fair value of the interest-rate swaps with each counterparty. Increases and decreases in the fair value of derivatives are primarily caused by market changes in the derivatives' underlying interest-rate index.

Total Capital. Total Capital was $2.2 billion at December 31, 2012, an increase of 14% compared to December 31, 2011. This increase was primarily due to a net increase in Capital Stock of $71.2 million, a net increase in Retained Earnings of $93.9 million, and a favorable change in Accumulated Other Comprehensive Loss of $103.5 million, which was primarily due to increases in the fair values of OTTI AFS securities.

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

Our primary sources of liquidity are holdings of cash and short-term investments and the issuance of Consolidated Obligations. Our cash and short-term investments portfolio totaled $5.5 billion at December 31, 2012. Our short-term investments consist of high-quality, short- and intermediate-term financial instruments. We manage our short-term investment portfolio in response to economic conditions and market events and uncertainties. As a result, the overall level of our short-term investment portfolio may fluctuate accordingly.

Historically, our status as a GSE and favorable credit ratings have provided us with excellent access to capital markets. Our Consolidated Obligations are not obligations of, and they are not guaranteed by, the United States government, although they have historically received the same credit rating as the United States government bond credit rating. The ratings have not been affected by rating actions taken with respect to individual FHLBanks. During the year ended December 31, 2012, we issued $169.2 billion of total Consolidated Obligations, which met our funding needs.

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

To protect us against temporary disruptions in access to the debt markets in response to increased capital market volatility, the Finance Agency requires us to: (i) maintain contingent liquidity sufficient to meet liquidity needs that shall, at a minimum, cover five calendar days of inability to access Consolidated Obligations in the debt markets; (ii) have available at all times an amount greater than or equal to our members' current deposits invested in Advances with maturities not to exceed five years, deposits in banks or trust companies and obligations of the United States Treasury; (iii) maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to our participation in total Consolidated Obligations outstanding; and (iv) maintain, through short-term investments, an amount at least equal to our anticipated cash outflows under two hypothetical scenarios. As of December 31, 2012, we are in compliance with all liquidity requirements.

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

Changes in Cash Flow. Net cash provided by operating activities was $299.2 million for the year ended December 31, 2012, compared to $207.7 million for the year ended December 31, 2011 and $90.4 million for the year ended December 31, 2010. Net cash provided by operating activities was relatively low for the year ended December 31, 2010 due to a high level of swap termination fees paid in connection with the high level of prepaid Advances in 2010. Such fees were deferred and are being amortized over the life of the related modified Advances. The continued increase in net cash provided by operating activities not only reflects a further reduction in swap termination fees in 2012 compared to 2011 but also reflects timing differences in the cash receipts and payments related to various assets and liabilities.

Capital Resources.

Total Regulatory Capital. Our total regulatory capital consists of Retained Earnings and total regulatory capital stock, which includes Class B Capital Stock and MRCS. MRCS is classified as a liability on our Statement of Condition.

Our outstanding Class B Capital Stock, categorized by type of institution, and MRCS are provided in the following table ($ amounts in millions):

Institution Type	December 31, 2012	December 31, 2011
Commercial Banks	$585	$552
Thrifts	388	417
Credit Unions	173	164
Insurance Companies	488	430
Total Capital Stock Putable	1,634	1,563
MRCS	451	454
Total Regulatory Capital Stock	$2,085	$2,017

Mandatorily Redeemable Capital Stock. At December 31, 2012, we had $450.7 million in non-member capital stock subject to mandatory redemption, compared to $453.9 million at December 31, 2011. See Notes to Financial Statements - Note 15 - Capital for additional information.

Excess Stock. Excess stock is capital stock that is not required as a condition of membership or to support services to members or former members. In general, the level of excess stock fluctuates with our members' demand for Advances. Finance Agency regulations prohibit an FHLBank from issuing new excess stock if the amount of excess stock outstanding exceeds 1% of our Total Assets. At December 31, 2012, our outstanding excess stock of $0.9 billion was equal to 2.3% of our Total Assets. Therefore, we are currently not permitted to issue new excess stock or distribute stock dividends.

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

The following table presents the composition of our excess stock ($ amounts in millions):

Components of Excess Stock	December 31, 2012	December 31, 2011
Member capital stock not subject to outstanding redemption requests	$423	$339
Member capital stock subject to outstanding redemption requests	101	100
MRCS	423	418
Total excess capital stock	$947	$857

During the first quarter of 2013, we repurchased $250 million of excess stock, which was classified as MRCS, from former members (or their successors-in-interest) in accordance with our capital plan dated September 19, 2002 (as amended effective September 5, 2011). See Notes to Financial Statements - Note 22 - Subsequent Events for additional information.

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

•
We may not redeem any capital stock without approval of the Finance Agency if either our board of directors or the Finance Agency determines that we have incurred or are likely to incur, losses resulting, or expected to result, in a charge against capital while such charges are continuing or expected to continue.

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

In addition to possessing the authority to prohibit stock redemptions, our board of directors has the right to require our members to make additional capital stock purchases as needed to satisfy statutory and regulatory capital requirements under the GLB Act.

Our board of directors has a statutory obligation to review and adjust member capital stock requirements in order to comply with our minimum capital requirements, and each member must comply promptly with any such requirement. However, a member could reduce its outstanding business with us as an alternative to purchasing stock.

If, during the period between receipt of a stock redemption notification from a member and the actual redemption (which may last indefinitely if an FHLBank is undercapitalized, is under-secured relative to its members' or former members' obligations, does not have the required credit rating, etc.), an FHLBank is liquidated, merged involuntarily, or is required to merge upon board of director's approval or consent with one or more FHLBank(s), the consideration for the stock or the redemption value of the stock will be established after the settlement of all senior claims. Generally, no claims would be subordinated to the rights of FHLBank shareholders.

The GLB Act states that an FHLBank may repurchase, in its sole discretion, any member's stock that exceeds the required minimum amount.

Our capital plan also permits us, at our discretion, to retain the proceeds of redeemed or repurchased stock if we determine that there is an existing or anticipated collateral deficiency related to a member's obligations to us, until the member delivers other collateral to us or all such obligations have been satisfied or the anticipated collateral deficiency is otherwise resolved to our satisfaction.

If we were to be liquidated, after payment in full to our creditors, our shareholders would be entitled to receive the par value of their capital stock as well as retained earnings, if any, in an amount proportional to the shareholder's allocation of total shares of capital stock at the time of liquidation. In the event of a merger or consolidation, our board of directors shall determine the rights and preferences of the shareholders, subject to any terms and conditions imposed by the Finance Agency.

Capital Distributions. We may, but are not required to, pay dividends on our capital stock. Dividends are non-cumulative and may be paid in cash or Class B Capital Stock out of current net earnings or from unrestricted retained earnings, as authorized by our board of directors and subject to Finance Agency regulations. No dividend may be declared or paid if we are or would be, as a result of such payment, in violation of our minimum capital requirements. Moreover, we may not pay dividends if any principal or interest due on any Consolidated Obligations issued on behalf of any of the FHLBanks has not been paid in full, or under certain circumstances, if we fail to satisfy liquidity requirements under applicable Finance Agency regulations. See Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for more information about the dividend declaration process.

Our capital plan divides our Class B stock into two sub-series: Class B-1 and Class B-2. The difference between the two sub-series is that Class B-2 is required stock that is subject to a redemption request and pays a lower dividend. The Class B-2 stock dividend is presently equal to 80% of the dividend rate of the Class B-1 dividend and can only be changed by amendment of our capital plan by our board of directors with approval of the Finance Agency.

On February 21, 2013, our board of directors declared a cash dividend of 3.50% (annualized) on our Capital Stock Putable-Class B-1 and 2.80% (annualized) on our Capital Stock Putable-Class B-2. This dividend represented an increase of 50 bps compared to our Class B-1 dividend rate declared in the first quarter of 2012 and reflects our current financial condition and financial results.

Restricted Retained Earnings. We and the other FHLBanks entered into a JCE Agreement that requires us to allocate 20% of our net income to a separate restricted retained earnings account beginning in the third quarter of 2011. In accordance with the JCE Agreement, we had allocated $41.8 million to restricted retained earnings as of December 31, 2012.

Adequacy of Retained Earnings. Our board of directors assesses the adequacy of our Retained Earnings every quarter, prior to the declaration of our quarterly dividend, by reviewing various measures set forth in our Retained Earnings Policy. We developed our Retained Earnings Policy based on Finance Agency guidance.

Adequacy of Capital. We are required by Finance Agency regulations to maintain a minimum level of "permanent capital" (defined as the sum of Class B Stock, MRCS, and Retained Earnings). The GLB Act and Finance Agency regulations require us to maintain at all times a regulatory capital-to-assets ratio of at least 4.0% and a leverage capital-to-assets ratio of at least 5.0%. Leverage capital is defined as the sum of (i) permanent capital weighted 1.5 times and (ii) all other capital without a weighting factor. At December 31, 2012, our regulatory capital ratio was 6.5%, and our leverage capital ratio was 9.7%. See Notes to Financial Statements - Note 15 - Capital for more information.

In addition, we must maintain sufficient permanent capital to meet the combined credit risk, market risk and operational risk components of the risk-based capital requirement. As presented in the following table, we were in compliance with the risk-based capital requirement at December 31, 2012 and 2011 ($ amounts in millions).

Risk-Based Capital Components	December 31, 2012	December 31, 2011
Credit risk	$383	$344
Market risk	106	136
Operations risk	147	144
Total risk-based capital requirement	$636	$624

Permanent capital	$2,677	$2,515

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

The Finance Agency has established four capital classifications for the FHLBanks - adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized - and implemented the prompt corrective action provisions of HERA that apply to FHLBanks that are not deemed to be adequately capitalized. The Finance Agency determines our capital classification on at least a quarterly basis. If we are determined to be other than adequately capitalized, we would become subject to additional supervisory authority by the Finance Agency. Before implementing a reclassification, the Director of the Finance Agency would be required to provide us with written notice of the proposed action and an opportunity to respond. We hold sufficient capital to be adequately capitalized and meet both our minimum capital and risk-based capital requirements. See Notes to Financial Statements - Note 15 - Capital for more information.

Off-Balance Sheet Arrangements

The following table summarizes our off-balance-sheet arrangements (notional $ amounts in millions):

Types	December 31, 2012
Standby letters of credit outstanding (1)	$321
Unused lines of credit	704
Commitments to fund additional Advances	30
Commitments to fund or purchase mortgage loans and participation interests	157
Unsettled CO Bonds, at par (2)	564
Unsettled Discount Notes, at par	265

(1)	We had no outstanding commitments to issue standby letters of credit at December 31, 2012.

(2)	Unsettled CO Bonds of $525 million at December 31, 2012 were hedged with associated interest-rate swaps.

A standby letter of credit is a financing arrangement between us and one of our members for which we charge a fee. If we are required to make payment on a beneficiary's draw, the payment amount is converted into a collateralized Advance to the member. The original terms of these standby letters of credit, including related commitments, range from one month to 20 years, including a final expiration in 2029.

Lines of credit allow members to fund short-term cash needs (up to six months) without submitting a new application for each request for funds. The maximum line of credit amount is $50.0 million.

At December 31, 2012 and 2011, there was approximately $15.7 million and $20.9 million, respectively, of principal on delinquent MPP loans that had been paid in full by the servicers but were subject to claims against us for any remaining losses. After foreclosure and liquidation in the name of the servicer of these mortgage loans, the servicer files a claim against the various credit enhancements for reimbursement for losses incurred that is then reviewed and paid as appropriate under the various credit enhancement policies or guidelines. Subsequently, the servicers may submit claims to us for any remaining losses.

See Notes to Financial Statements - Note 20 - Commitments and Contingencies for information on additional commitments and contingencies.

Contractual Obligations

Consolidated Obligations are the joint and several debt obligations of the 12 FHLBanks and consist of CO Bonds and Discount Notes. Consolidated Obligations represent the primary source of liabilities used to fund Advances, mortgage loans and investments. We make extensive use of interest-rate swap transactions, executed in conjunction with specific Consolidated Obligation debt issues, to synthetically reconfigure funding terms and costs.

The following table presents the payments due or expiration terms by specified contractual obligation type. Long-term debt is reported at par and based on contractual maturities and excludes Discount Notes due to their short-term nature ($ amounts in millions). See Liquidity and Capital Resources - Capital Resources herein for more information on MRCS.

December 31, 2012	< 1 year	1 to 3 years	3 to 5 years	> 5 years	Total
Contractual Obligations:
Long-term debt	$14,084	$4,308	$2,063	$6,881	$27,336
Operating leases	—	—	—	—	—
Benefit payments (1)	1	1	1	6	9
MRCS	269	165	17	—	451
Total	$14,354	$4,474	$2,081	$6,887	$27,796

(1)
Amounts represent estimated future benefit payments due in accordance with our SERP. See Notes to Financial Statements - Note 17 - Employee Retirement and Deferred Compensation Plans for more information.

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

We have identified five accounting policies that we believe are critical because they require management to make particularly difficult, subjective, and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions. These accounting policies relate to:

•	OTTI analysis (see Notes to Financial Statements - Note 6 - Other-Than-Temporary Impairment Analysis for more detail);

•	Allowance for credit losses (see Notes to Financial Statements - Note 9 - Allowance for Credit Losses for more detail);

•	Derivatives and hedging activities (see Notes to Financial Statements - Note 10 - Derivatives and Hedging Activities for more detail);

•	Fair value estimates (see Notes to Financial Statements - Note 19 - Estimated Fair Values for more detail); and

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

We select all of our private-label RMBS and ABS to be evaluated using the FHLBanks' common framework and approved assumptions. For one manufactured housing loan ABS for which underlying collateral data is not readily available, alternative procedures are used to evaluate this security for OTTI.

Our evaluation includes a projection of the cash flows that we are likely to collect based on an assessment of the structure of each security and certain assumptions, some of which are determined based upon other assumptions, such as:

•	the remaining payment terms for the security;

•	prepayment speed based on underlying loan-level borrower and loan characteristics;

•	default rate based on underlying loan-level borrower and loan characteristics;

•	loss severity on the collateral supporting our security based on underlying loan-level borrower and loan characteristics;

•	expected housing price changes; and

•	interest rates.

Our cash flow analysis uses two third-party models to assess whether the entire amortized cost basis of our private-label RMBS will be recovered. The first third-party model considers borrower characteristics, collateral characteristics and the particular attributes of the loans underlying our securities, in conjunction with assumptions described above.

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

For the vast majority of housing markets, our housing price forecast as of December 31, 2012 assumed home price changes for the fourth quarter of 2012 ranging from annualized declines of 2.0% to increases of 2.0%. Beginning January 1, 2013, home prices in these markets were projected to recover (or continue to recover) using one of four different recovery paths that vary by housing market.

The following table presents projected home price recovery by month at December 31, 2012.

Months	Recovery Range % (Annualized Rates)
1 - 6	0.0%	–	2.8%
7 - 12	0.0%	–	3.0%
13 - 18	1.0%	–	3.0%
19 - 30	2.0%	–	4.0%
31 - 42	2.8%	–	5.0%
43 - 66	2.8%	–	6.0%
Thereafter	2.8%	–	5.6%

The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults, and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balances are reduced to zero.

The projected cash flows are based on a number of assumptions and expectations, and therefore the results of these models can vary significantly with changes in assumptions and expectations. The projected cash flows based on the model approach described above reflect our best estimate.

In addition to evaluating our private-label RMBS and ABS under a base case (or best estimate) scenario, we also performed a cash-flow analysis for each of these securities under a more adverse housing price scenario. Under this more stressful scenario, home prices for the vast majority of markets were projected to decline by 3.0% to 7.0% during the fourth quarter of 2012. Beginning January 1, 2013, home prices in these markets were projected to recover using one of four different recovery paths that vary by housing market.

The following table presents projected home price recovery by months at December 31, 2012 under the more adverse scenario.

Months	Recovery Range % (Annualized Rates)
1 - 6	0.0%	–	1.9%
7 - 12	0.0%	–	2.0%
13 - 18	0.7%	–	2.0%
19 - 30	1.3%	–	2.7%
31 - 42	1.9%	–	3.4%
43 - 66	1.9%	–	4.0%
Thereafter	1.9%	–	3.8%

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

	December 31, 2012
	As Reported			Using Adverse Housing Price Scenario
	Number of		Impairment	Number of		Impairment
	Securities		Related to	Securities		Related to
Classification	Impaired	UPB	Credit Loss	Impaired	UPB	Credit Loss
Prime	2	$28	$—	3	$84	$(1)
Alt-A	—	—	—	1	33	(1)
Total	2	$28	$—	4	$117	$(2)

The adverse scenario and associated results do not represent our current expectations, and, therefore, should not be construed as a prediction of our future results, market conditions or the performance of these securities. Rather, the results from this hypothetical adverse scenario provide a measure of the credit losses that we might incur if home price declines (and subsequent recoveries) are more adverse than those projected in our OTTI evaluation.

Additional information regarding OTTI of our private-label RMBS and ABS is provided in Risk Management - Credit Risk Management - Investments herein.

Provision for Credit Losses.

Credit Products. At December 31, 2012, based on the collateral held as security for Advances, our credit extension and collateral policies, management's credit analyses and our prior repayment history on credit products, we have not recorded any allowance for credit losses on credit products.

Mortgage Loans Acquired under the MPP. We acquire both FHA and conventional fixed-rate mortgage loans under the MPP. FHA loans are government-guaranteed and, consequently, we have determined that no allowance for losses is deemed necessary for such loans. Our loan loss reserve policy requires management to determine if it is probable that impairment has occurred in the mortgage loan portfolio as of the Statement of Condition date and if the amount of loss can be reasonably estimated. Losses shall not be recognized before it is probable that they have been incurred, even though it may be probable based on past experience that losses will be incurred in the future. Probable impairment occurs when management determines , using current and historical information and events, that it is probable that not all amounts due according to the contractual terms of the loan agreement will be collected by the Bank.

We have developed a systematic approach for reviewing the adequacy of the allowance for loan losses. Using this methodology, we perform a review designed to identify probable impairment as well as compute a reasonable estimate of loss, if any. Conventional loans are individually evaluated for impairment at the loan level or collectively evaluated for impairment within each pool. We evaluate the pools based on current and historical information and events and determine the necessary allowance for loans deemed to have a probable impairment after taking into consideration the estimated liquidation value of the real estate collateral held and the amount of the other credit enhancements, including the PMI (when applicable for the purchase of mortgages with an initial LTV ratio of over 80% at the time of purchase), LRA and SMI (when applicable).

We use the MPP portfolio's delinquency migration (movement of loans through the various stages of delinquency) to determine whether a loss event is probable. Our allowance for loan losses is based on our best estimate of probable losses over the loss emergence period. After conducting a study of the length of time delinquent mortgage loans remain outstanding and updating our analysis in the second quarter of 2012, we increased the loss emergence period from 12 months to 24 months, which, after consideration of the recoverable credit enhancements, resulted in an immaterial increase in the allowance. We conducted the study based on the recent market conditions that have lengthened the timeline for foreclosures to be processed.

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

Our allowance for loan losses incorporates our analysis of delinquent conventional MPP loans, using the weighted-average collateral recovery rate for the previous 12 months of approximately 53.4% of the original appraised value, further reduced by estimated liquidation costs.

Certain conventional mortgage loans that are impaired, primarily troubled debt restructurings, are specifically identified for purposes of calculating the allowance for loan losses. The measurement of the allowance for loans individually evaluated for loan loss considers loan-specific attribute data similar to loans evaluated on a collective basis. The resulting incurred loss, if any, is equal to the estimated cost associated with maintaining and disposing of the property (which includes UPB, interest owed on the delinquent loan to date, if any, and estimated costs associated with disposing the collateral) less the estimated fair value of the collateral (using the weighted-average collateral recovery rate, net of estimated selling costs) and the amount of other credit enhancements including the PMI (if applicable), LRA and SMI (if applicable).

Our allowance for loan losses also includes specifically identified probable claims by servicers as of December 31, 2012 for any remaining losses on $15.7 million of principal on delinquent MPP loans that were previously paid in full by the servicers, and thus no longer included in the UPB on our Statement of Condition. We individually evaluate the properties included in this balance and obtain United States HUD statements, sales listings or other evidence of current expected liquidation amounts. If a specific amount is not available, we use the weighted-average collateral recovery rate for delinquent loans to determine our exposure.

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

The third-party credit and prepayment model also currently serves as a secondary review of the systematic approach performed for the delinquent portfolio and loans paid in full by the servicers. The projected losses from the model were lower than our estimate of loan losses under the systematic approach at December 31, 2012. The difference was reasonable when considering the difference in methodologies between the model and the systematic approach.

As a result of our analysis, we increased our estimated losses on our conventional mortgage loans, before any credit enhancements, to $51.5 million at December 31, 2012, compared to $49.3 million at December 31, 2011.

Our allowance for loan losses considers the credit enhancements associated with conventional mortgage loans under the MPP. The credit enhancements are applied, after the remaining borrower's equity, to the estimated losses in the following order: any applicable PMI up to coverage limits, any available funds remaining in the LRA, and any SMI coverage up to the policy limits. Any remaining loss would be borne by the Bank; therefore, an estimate of the remaining loss is included in our allowance for loan losses.

As part of the estimate of the recoverable credit enhancements, we evaluate the recovery and collectability related to our PMI/SMI policies for conventional mortgage loans under the MPP. A number of our mortgage insurers have exceeded risk-to-capital ratios required by their state insurance regulators. In some cases, such states have issued waivers to allow the companies to continue writing new business in their states. Most waivers are temporary in duration or contain other conditions that the companies may be unable to continue to meet due to their weakened condition or other factors. Given the economic conditions in the residential real estate market and the impact on the mortgage insurance industry, including the below-investment grade credit ratings and negative outlooks of most of our mortgage insurers, as well as developments pertaining to the financial condition of certain of our providers in particular, we reduced our estimated amounts recoverable from several providers of these policies by $6.1 million in determining our allowance for loan losses at December 31, 2012.

After consideration of the recoverable credit enhancements associated with conventional mortgage loans under the MPP, we estimate that, of the $51.5 million in estimated losses, we will recover $5.2 million from PMI, $7.8 million from LRA, and $28.6 million from SMI, resulting in our allowance for MPP loan losses of $9.9 million at December 31, 2012.

We also assess qualitative factors in the estimation of loan losses for the homogeneous population. This portion of the allowance represents a subjective management judgment based on facts and circumstances that exist as of the reporting date that is unallocated to any specific measurable economic or credit event and is intended to cover other inherent losses that may not otherwise be captured in our methodology.

We have also performed our loan loss analysis under an adverse scenario whereby we lowered the weighted-average collateral recovery rate to 45% for delinquent conventional loans and individually evaluated loans. While holding all other assumptions constant, such scenario would have increased our allowance by approximately $6.5 million at December 31, 2012. We consider a weighted-average collateral recovery rate of 45% to be the lowest rate that is reasonably possible to occur over the loss emergence period of 24 months. We continue to monitor the appropriateness of this adverse scenario based on the actual collateral recovery rate. We also evaluate the actual collateral recovery rate against other time periods including the most recent 3- and 6-month periods in order to consider potential trends in the market. Annually, we also consider other adverse scenarios that include loans in earlier stages of delinquency (90 days), higher counterparty losses on claims to our SMI providers, and higher costs to liquidate collateral.

We evaluated these adverse scenarios and determined that the likelihood of incurring losses resulting from these scenarios during the next 24 months was not probable. Therefore, the allowance for loan losses is based upon our best estimate of the probable losses over the next 24 months that would not be recovered from the credit enhancements.

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

Generally, we strive to use derivatives that effectively hedge specific assets or liabilities and qualify for fair-value hedge accounting. Fair-value hedge accounting allows for offsetting changes in estimated fair value attributable to the hedged risk in the hedged item to also be recorded in the current period through either of two generally acceptable accounting methods:

•
Long-haul hedge accounting - The application of long-haul hedge accounting requires us to formally assess (both at the hedge's inception and at least quarterly) whether the derivatives used in hedging transactions have been effective in offsetting changes in the fair value or cash flows of hedged items or forecasted transactions and whether those derivatives may be expected to remain effective in future periods.

•
Short-cut hedge accounting - Transactions that meet certain criteria qualify for the short-cut method of hedge accounting in which an assumption can be made that the entire change in fair value of a hedged item, due to changes in the benchmark rate, exactly offsets the entire change in fair value of the related derivative. Under the short-cut method, the entire change in fair value of the derivative is considered to be effective at achieving offsetting changes in fair values or cash flows of the hedged asset or liability. We continue to use the short-cut method to account for all existing hedging relationships entered into prior to April 1, 2008, provided they still meet the assumption of "no ineffectiveness." We no longer apply this method to any new hedging relationships.

Although the majority of our derivatives qualify for fair-value hedge accounting, we treat certain derivatives that do not qualify for fair-value hedge accounting as other economic hedges for asset/liability management purposes. The changes in the estimated fair value of these derivatives designated as economic hedges are recorded in current period earnings with no offset for the change in estimated fair value of the hedged item.

In accordance with Finance Agency regulations and policies, we have executed all derivatives to reduce market risk exposure, not for speculation or solely for earnings enhancement. All outstanding derivatives hedge specific assets, liabilities, or mandatory delivery contracts for mortgage loans held for portfolio, or are stand-alone derivatives used for asset/liability management purposes.

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

We utilize valuation techniques that, to the extent possible, use observable inputs in our valuation models. However, as markets continue to remain illiquid, we may utilize more unobservable inputs if they better reflect market values. With respect to our private-label RMBS, we concluded that, overall, the inputs used to determine fair value are unobservable (i.e., Level 3). We have sufficient information to conclude that Level 3 is appropriate based on our knowledge of the dislocation of the private-label RMBS market and the distribution of prices received from the four third-party pricing services, which is generally wider than would be expected if observable inputs were used.

Accounting for Premiums and Discounts and Other Costs Associated with Originating or Acquiring Mortgage Loans. When we purchase mortgage loans and participation interests through the MPP and MPF Program, respectively, we may not pay the seller the exact amount of the UPB. If we pay more than the UPB and purchase the mortgage assets at a premium, the premium reduces the yield we recognize on the assets below the coupon amount. Conversely, if we pay less than the UPB and purchase the mortgage assets at a discount, the discount increases the yield above the coupon amount.

Similarly, gains and losses associated with terminated fair-value hedges are included in the carrying value of the mortgage asset and amortized accordingly. Losses are accreted along with discounts, while gains are amortized along with premiums, to increase or decrease the coupon yield on the mortgage asset.

The amortization/accretion associated with mortgage assets is recognized in current period earnings as a decrease/increase to Interest Income. An offsetting adjustment is made to the asset's amortized cost.

We defer and amortize/accrete premiums/discounts and gains/losses into Interest Income over the estimated life of the assets using the level-yield method. To arrive at this recognition:

•
individual mortgage assets are purchased with a premium or discount according to the executed mandatory delivery contract. These individual mortgage assets are then aggregated into multiple portfolios, called pools, according to common characteristics such as coupon interest rate, final original maturity (typically 15 or 30 years), calendar quarter and year purchased, and the type of mortgage (i.e., conventional or government); gains/losses associated with terminated fair value hedges are aggregated similarly to the mortgages;

•	the projected prepayment speeds of each pool of mortgage assets are used to estimate all cash flows, including interest and return of principal;

•
the internal rate of return (level-yield) is calculated, after factoring in actual payments since inception and estimated future prepayments, and applied to the amount of original premium/discount at acquisition date; and

•
a cumulative current period adjustment is made to adjust retrospectively the accumulated premium/discount for the pool to the amount required as if the new projected prepayments had been known since the original acquisition date of the mortgage assets.

The projected prepayments, therefore, may have a material impact on the calculation of the amortization/accretion of certain premiums and discounts. The periodic retrospective adjustments in an uncertain interest rate market can be the source of income volatility in the MPP/MPF portfolio.

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

The following table shows the estimated impact to Interest Income for the three months ended December 31, 2012 for both the MPP and the MPF Program assuming a 25% increase in projected prepayment speeds and a 25% decrease in projected prepayment speeds ($ amounts in millions):

	25%	25%
Portfolio	Increase	Decrease
MPP/MPF Program	$(2)	$5

Recent Accounting and Regulatory Developments

Accounting Developments. See Notes to Financial Statements - Note 2 - Recently Adopted and Issued Accounting Guidance for a description of how recent accounting developments may impact our results of operations or financial condition.

Legislative and Regulatory Developments. The legislative and regulatory environment in which we operate continues to undergo rapid change driven principally by HERA and the Dodd-Frank Act. We expect HERA and the Dodd-Frank Act as well as plans for housing finance and GSE reform to result in still further changes to this environment. Business operations, funding costs, rights, obligations, and/or the environment in which we carry out our housing finance mission are likely to continue to be significantly impacted by these changes. Significant regulatory actions and developments for the period covered by this report are summarized below.

Developments under the Dodd-Frank Act Impacting Derivatives Transactions. The Dodd-Frank Act provides for new statutory and regulatory requirements for derivatives transactions, including those we use to hedge our interest rate and other risks. As a result of these requirements, beginning on June 10, 2013, certain derivatives transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. Derivative transactions that are not required to be cleared will be subject to mandatory reporting, documentation and minimum margin and capital requirements.

Mandatory Clearing. The CFTC issued its first set of mandatory clearing determinations on November 29, 2012 (first mandatory clearing determination). The first mandatory clearing determination will subject four classes of interest rate swaps and two classes of credit default swaps to mandatory clearing beginning in the first quarter of 2013. We do not currently enter into credit default swaps.

Certain of the interest rate swaps in which we engage fall within the scope of the first mandatory clearing determination and, as such, we will be required to clear any such swaps. The CFTC elected to use a phased implementation timeline for its first mandatory clearing determination. For purposes of the phased implementation timeline, we are classified as a “category 2 entity” and therefore have to comply with the mandatory clearing requirement for the specified interest rate swaps that we execute on or after June 10, 2013. The CFTC is expected to issue additional mandatory clearing determinations in the future with respect to other types of derivatives transactions, which could include certain interest rate swaps we enter into that are not within the scope of the first mandatory clearing determination.

The CFTC has approved an end-user exception to mandatory clearing that would exempt derivatives transactions that we may (but do not currently) intermediate for our members with $10 billion or less in assets; the exception applies only if the member uses the swaps to hedge or mitigate its commercial risk and the reporting counterparty for such swaps complies with certain additional reporting requirements. As a result of this exception, any such intermediated swaps would not be subject to mandatory clearing, although such swaps may be subject to applicable new requirements for derivatives transactions that are not subject to mandatory clearing requirements (uncleared trades). Although we do not currently provide intermediated member swaps, we have included this discussion of intermediated member swaps because we may decide to offer them in the future.

Collateral Requirements for Cleared Swaps. Cleared swaps will be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing swaps may reduce counterparty credit risk, the margin requirements for cleared swaps could potentially make derivatives transactions more costly. In addition, mandatory clearing has required the Bank to enter into new relationships with clearing members and additional documentation with our swap counterparties.

The CFTC has issued a final rule requiring that collateral posted by swap customers to a clearinghouse in connection with cleared swaps be legally segregated on a customer-by-customer basis (the “LSOC Model”). Pursuant to the LSOC Model, customer collateral must be segregated on an individual customer basis on the books of a futures commission merchant (“FCM”) and derivatives clearing organization but may be commingled with the collateral of other customers of the same FCM in one physical account. The LSOC model affords greater protection to collateral posted for cleared swaps than is currently afforded to collateral posted for futures contracts. However, due to operational and investment risks inherent in the LSOC Model and certain provisions applicable to FCM insolvencies under the United States Bankruptcy Code, the LSOC Model does not afford complete protection to cleared swaps customer collateral in the event of an FCM insolvency. The collateral we post to FCMs should not be at risk so long as the FCM remains solvent. Accordingly, an important consideration in our decision to establish and maintain a clearing relationship with an FCM is our assessment of the financial soundness of the FCM and the clearinghouse.

Definitions of Certain Terms under New Derivatives Requirements. The Dodd-Frank Act requires swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the CFTC and/or the SEC. Although we have a substantial portfolio of derivatives transactions that are entered into for hedging purposes, and may engage in intermediated swaps for our members in the future, based on the definitions in the final rules jointly issued by the CFTC and the SEC in April 2012, we do not expect to be required to register as either a major swap participant or as a swap dealer.

Based on the final rules and accompanying interpretive guidance jointly issued by the CFTC and the SEC in July 2012 to further define the term “swap,” call and put optionality in certain Advances to our members will not be treated as “swaps” so long as the optionality relates solely to the interest rate on the advance and does not result in enhanced or inverse performance or other risks unrelated to the interest rate. Accordingly, our ability to offer these Advances to member customers should not be adversely affected by the new derivatives regulations.

Margin for Uncleared Derivatives Transactions. The Dodd-Frank Act will also change the regulatory landscape for derivatives transactions that are not subject to mandatory clearing requirements (uncleared trades). While we expect to continue to enter into uncleared trades on a bilateral basis, such trades will be subject to new regulatory requirements, including mandatory reporting, documentation, and minimum margin and capital requirements. The CFTC, the Finance Agency and other federal bank regulators proposed margin requirements for uncleared trades in 2011. Under the proposed margin rules, we would have to post both initial margin and variation margin to our swap dealer and major swap participant counterparties, but may be eligible in both instances for modest unsecured thresholds as “low-risk financial end users.” Pursuant to additional Finance Agency provisions, we would be required to collect or post both initial margin and variation margin from or to our swap dealer counterparties, without any unsecured thresholds. These margin requirements and any related capital requirements could adversely impact the liquidity and pricing of certain uncleared derivatives transactions we enter into, making such trades more costly. Final margin rules are not expected until the second quarter of 2013 at the earliest and, accordingly, it is not likely that we will have to comply with such requirements until the end of 2013.

Documentation for Uncleared Transactions. In February 2012 the CFTC adopted final rules that impose external business conduct standards on swap dealers and major swap participants when dealing with counterparties. The external business conduct standards rules prohibit certain abusive practices and require disclosure of certain material information to counterparties. In addition, swap dealers and major swap participants must conduct due diligence relating to their dealings with counterparties. In order to facilitate compliance with the external business conduct standards, swap dealers and major swap participants have sought to amend their existing swap documentation with counterparties. The original compliance date for swap dealers and major swap participants to comply with the external business standards was October 14, 2012, but that deadline has been extended twice and is now May 1, 2013. We adhered to an ISDA protocol dated November 5, 2012 to address the new documentation requirements under the external business conduct rules and expect to effect the necessary amendments to all agreements under that protocol in time to meet the deadline.

In September 2012 the CFTC finalized rules regarding certain new documentation requirements for uncleared trades. The final rules require new dispute resolution and valuation provisions, new representations regarding applicable insolvency regimes and possible changes to our existing credit support arrangements with our swap dealer counterparties. Our swap documentation with swap dealers must comply with certain of the requirements contained in the September 2012 CFTC rules by July 1, 2013. The final rules also impose requirements with respect to when swap dealers and major swap participants must deliver acknowledgments of, and execute confirmations for, uncleared trades with us. These timing requirements will be phased in between December 31, 2012 and March 1, 2014.

Additional changes to our swap documentation are expected to be required by additional Dodd-Frank Act rules, including the margin requirements for uncleared swaps, that have not yet been finalized. We will consider adhering to future ISDA protocols to address the foregoing requirements.

Recordkeeping and Reporting. Compliance dates for the new recordkeeping and reporting requirements for all of our cleared and uncleared swaps have now been established, based on the effective date for the final rule further defining the term “swap,” issued jointly by the CFTC and SEC, which became effective on October 12, 2012, and CFTC guidance issued subsequent thereto. We currently comply with recordkeeping requirements for our swaps that were in effect on or after July 21, 2010 and, beginning on April 10, 2013, we will have to comply with new recordkeeping requirements for swaps entered into on or after April 10, 2013. For interest rate swaps that we enter into with swap dealers, the swap dealers are currently required to comply with reporting requirements applicable to such swaps, including real-time reporting requirements. We will be required to comply with reporting requirements, including real-time reporting requirements, for any swaps that we may intermediate for our members beginning on April 10, 2013.

We will continue to monitor the Dodd-Frank Act rulemakings and the overall regulatory process to implement the derivatives reforms prescribed by that legislation. We will also continue to implement the processes and documentation necessary to comply with the Dodd-Frank Act's new requirements for derivatives. In addition, as the regulatory regime for derivatives transactions created by the Dodd-Frank Act takes shape, we may elect to hedge some or all of our interest rate and other risks by utilizing derivatives transactions that are not subject to regulation under the Dodd-Frank Act, such as futures contracts. Any such election would likely take into consideration a number of factors, including potential reduced regulatory compliance costs and lower margin requirements.

Developments Impacting Systemically Important Nonbank Financial Companies.

Final Rule and Guidance on the Supervision and Regulation of Certain Nonbank Financial Companies. The Financial Stability Oversight Council (“Oversight Council”) issued a final rule and guidance effective May 11, 2012 on the standards and procedures the Oversight Council employs in determining whether to designate a nonbank financial company for supervision by the Federal Reserve and to be subject to certain, prudential standards. The guidance issued with this final rule provides that the Oversight Council expects in making its determinations to use a process consisting of:

•
A first stage that will identify those nonbank financial companies that have $50 billion or more of total consolidated assets (as of December 31, 2012, the Bank had $41.2 billion in total assets) and exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress, including whether a company has $20 billion or more in total debt outstanding. As of December 31, 2012, the Bank had $36.3 billion in total outstanding Consolidated Obligations, the Bank's principal form of outstanding debt;

•
A second stage involving a robust analysis of the potential threat that the subject nonbank financial company could pose to United States financial stability based on additional quantitative and qualitative factors that are both industry and company specific; and

•	A third stage analyzing the subject nonbank financial company using information collected directly from it.

The final rule provides that, in making its determinations, the Oversight Council will consider as one factor whether the nonbank financial company is subject to oversight by a primary financial regulatory agency (for us, the Finance Agency). A nonbank financial company that the Oversight Council proposes to designate for additional supervision (for example, periodic stress testing) and prudential standards (such as heightened liquidity or capital requirements) under this rule has the opportunity to contest the designation. If we are designated by the Oversight Council for supervision by the Federal Reserve and subject to additional Federal Reserve prudential standards, then our operations and business could be adversely impacted by any resulting additional costs, liquidity or capital requirements, or restrictions on business activities.

Oversight Council Recommendations Regarding Money Market Mutual Fund (“MMF”) Reform. The Oversight Council has requested comments on certain proposed recommendations for structural reforms of MMFs. The Oversight Council has indicated that such reforms are intended to address the structural vulnerabilities of MMFs. The demand for Consolidated Obligations throughout the FHLBank System may be impacted by the structural reforms ultimately adopted. Accordingly, such reforms could cause our funding costs to rise or otherwise adversely impact market access and, in turn, adversely impact our results of operations. The comment deadline was February 15, 2013.

Finance Agency Regulatory Actions.

Final Rule on Prudential Management and Operations Standards. On June 8, 2012, the Finance Agency issued a final rule, as required by HERA, regarding prudential standards for the operation and management of the FHLBanks, including among other things, internal controls and information systems, internal audit systems, market and interest rate risks, liquidity, asset growth, investments, credit and counterparty risk management, and records maintenance. The rule requires an FHLBank that fails to meet a standard to file a corrective action plan with the Finance Agency within 30 calendar days or such other time period as the Finance Agency establishes. If an acceptable corrective action plan is not submitted by the deadline or the terms of such a plan are not complied with in material respects, the Director of the Finance Agency can impose sanctions, such as limits on asset growth, increases in the level of retained earnings, and prohibitions on dividends or the redemption or repurchase of capital stock. If our non-Advance assets were to grow by more than 30% over the six calendar quarters preceding a Finance Agency determination that we have failed to meet a standard, the Finance Agency must impose one or more of these sanctions. The final rule became effective August 7, 2012. We continue to review our policies, procedures and controls relating to the standards and to document our compliance with the standards. Conforming to the standards could adversely affect our operations and business as a result of additional costs, less management discretion and restrictions on our business activities.

Proposed Guidance on Collateralization of Advances and Other Credit Products Provided to Insurance Company Members. On October 5, 2012, the Finance Agency published a notice requesting comments on a proposed Advisory Bulletin that would set forth standards to guide the Finance Agency in its supervision of the FHLBanks' secured lending to their insurance company members. The Finance Agency's notice indicates that lending to insurance company members exposes FHLBanks to risks that are not associated with Advances to insured depository institution members, arising from the different states' statutory and regulatory regimes and the statutory accounting principles and reporting practices applicable to insurance companies. The proposed standards include consideration of, among other things:

•	The level of an FHLBank's exposure to insurance companies in relation to its capital structure and retained earnings;

•	An FHLBank's control of pledged securities collateral and ensuring it has a first-priority perfected security interest;

•
The use of funding agreements between an FHLBank and an insurance company member to document Advances and whether such an FHLBank would be recognized as a secured creditor with a first priority security interest in the collateral; and

•
An FHLBank's documented framework, procedures, methodologies and standards to evaluate an insurance company member's creditworthiness and financial condition, an FHLBank's valuation of the pledged collateral and whether an FHLBank has a written plan for the liquidation of insurance company member collateral.

The FHLBanks' results of operations may be adversely affected, due to the reduced business opportunities that would result if the Finance Agency issues guidance or regulations that effectively reduce the availability of FHLBank membership to insurers or limit insurance company members' access to FHLBank Advances. A number of insurance companies are members of our Bank, and several others are prospective members. Moreover, nearly half of the outstanding principal balance of our Advances as of December 31, 2012 was made up of Advances to insurance company members. Thus, we are concerned about any possible adverse effects that Finance Agency restrictions involving insurance companies may have on our current or prospective insurance company members, as well as on our Advances business, operations and profitability. Comments on the proposed Advisory Bulletin were due December 4, 2012.

Advance Notice of Proposed Rulemaking on Stress-Testing Requirements. On October 5, 2012, the Finance Agency issued a notice of proposed rulemaking that would implement a provision in the Dodd-Frank Act that requires all financial companies with assets over $10 billion to conduct annual stress tests, which will be used to evaluate an institution's capital adequacy under various economic conditions and financial conditions. The Finance Agency proposes to issue annual guidance to describe the baseline, adverse and severely adverse scenarios and methodologies that the FHLBanks must follow in conducting their stress tests, which, as required by the Dodd-Frank Act, would be generally consistent and comparable to those established by the Federal Reserve. An FHLBank would be required to provide an annual report on the results of the stress tests to the Finance Agency and the Federal Reserve and to then publicly disclose a summary of such report within 90 days. Comments on the proposed rulemaking were due December 4, 2012.

Proposed Order on Qualified Financial Contracts (“QFCs”). On August 9, 2012, the Finance Agency circulated a proposed order on QFCs that would be applicable to the FHLBanks as well as Fannie Mae and Freddie Mac (collectively, the “Regulated Entities”). The Finance Agency has indicated that the proposed order is intended to permit the Finance Agency to comply with certain statutory requirements for the transfer of QFCs in the event of the receivership of a Regulated Entity. The proposed order sets forth certain recordkeeping and reporting requirements for a Regulated Entity's QFCs. If the order is issued as proposed, each FHLBank will have to, among other things, establish and maintain infrastructure sufficient to meet the recordkeeping and reporting requirements and engage external personnel to audit its compliance with the order on an annual basis. Comments on the proposed order were due October 10, 2012.

Mission Asset Benchmarks and AMA Limits. On March 1, 2013, the Acting Director of the Finance Agency issued a letter to the FHLBanks regarding their respective mission-assets ratio (defined as Advances plus AMA, relative to total assets). Pursuant to the letter, the Finance Agency has directed each FHLBank to submit a draft addendum to its strategic plan (i) setting forth the FHLBank's initial assessment of an appropriate benchmark for its mission-assets ratio, including a prudential limit on the amount of its AMA, (ii) listing what steps the FHLBank could take to achieve the benchmark, (iii) proposing a timeframe by which the FHLBank expects to achieve the benchmark, and (iv) discussing obstacles the FHLBank may face in reaching the benchmark. This first submission is due to the Finance Agency by June 30, 2013. After discussing with the Finance Agency the draft addendum and factors that affect the benchmarking of the mission-assets ratio and AMA limit, each FHLBank must make a second submission to the Finance Agency. The second submission will include the FHLBank's determinations of the mission-assets ratio benchmark, prudential AMA limit, and steps to achieve the benchmark (and over what period of time), together with the strategic plan addendum providing analytical support and context for the benchmark. The second submission is due to the Finance Agency by October 31, 2013. While the Finance Agency has not established a specific target ratio for any or all of the FHLBanks, the letter does note the Finance Agency's expectation that some FHLBanks will benchmark a mission-assets ratio that is substantially above levels currently in place. Although this regulatory review has only recently commenced and we cannot predict its outcome, implementation of actions necessary to modify significantly our mission-assets ratio or AMA limit may have a material effect on our product offerings, earnings, and financial condition.
Other Significant Regulatory Actions.
Consumer Financial Protection Bureau (“CFPB”) Final Qualified Mortgage Rule. The CFPB issued a final rule with an effective date of January 14, 2014 establishing new standards for mortgage lenders to follow during the loan approval process to determine whether a borrower can afford to repay the mortgage. Lenders are not required to consider whether a borrower has the ability to repay certain kinds of loans, such as home equity lines of credit, timeshare plans, reverse mortgages and temporary loans of 12 months or less. The final rule provides for a rebuttable presumption or safe harbor (depending on the cost of the loan) from borrower claims that a lender did not adequately consider whether the borrower can afford to repay the mortgage loan, provided that the mortgage meets the requirements of a Qualified Mortgage loan ("QM"). QMs are home loans that are either eligible for Fannie Mae or Freddie Mac to purchase or otherwise satisfy certain underwriting standards. The standards require lenders to consider, among other factors, the borrower's current income, current employment status, credit history, monthly payment for mortgage, monthly payment for other loan obligations, and total debt-to-income ratio. Further, the underwriting standards for QMs prohibit loans with excessive points and fees, interest-only, negative-amortization or balloon features (subject to limited exceptions), and terms greater than 30 years. The QM safe harbor from liability could incentivize lenders, including our members, to limit their mortgage lending to safe harbor QMs or otherwise reduce their origination of mortgage loans that are not safe harbor QMs. This could reduce the overall level of members' mortgage lending and, in turn, reduce demand for FHLBank Advances. Additionally, the value and marketability of mortgage loans that are not safe harbor QMs, including those pledged as collateral to secure Advances, may be adversely affected.
On the same date of issuance of the final ability-to-pay and QM standards, the CFPB also issued a proposal that would allow small creditors (generally those with assets under $2 billion) in rural or underserved areas to treat first lien balloon mortgage loans that they offer as QMs. Many of our smaller members offer balloon mortgages. If such mortgages are not treated as QMs under final CFPB regulations, this is likely to reduce mortgage lending by such members and could reduce the availability of credit for their customers. Comments on the proposal were due February 25, 2013.

Basel Committee on Banking Supervision--Liquidity Framework. On January 6, 2013 the Basel Committee on Banking Supervision (the "Basel Committee") announced amendments to the Third Basel Accord ("Basel III") liquidity standards, including the Liquidity Coverage Ratio ("LCR"). The amendment includes the following: 1) revisions to the definition of high quality liquid assets ("HQLA") and net cash outflows; 2) a timetable for phase-in of the standard; 3) a reaffirmation of the usability of the stock of liquid assets in periods of stress, including during the transition period; and 4) an agreement for the Basel Committee to conduct further work on the interaction between the LCR and the provision of central bank facilities. Under the amendment, the LCR buffer could rest at 60% of outflows over a 30-day period when the rule becomes effective in 2015, and then increase steadily until reaching 100% four years later. The definition of HQLA has been amended to expand the eligible assets, including residential mortgage assets. Under the current proposal, consolidated obligations will be categorized as a Level II asset, subject to a 15% haircut on market value, and a cap of no more than 40% of the pool of Level II assets used to compute the LCR. In late February, it was reported that the United States banking regulators expect to customize the Basel III liquidity rules to an extent and expect to issue their final rules later in 2013.

Basel Committee on Banking Supervision--Capital Framework.  In September 2010, the Basel Committee approved a new capital framework for internationally active banks. Banks subject to the new framework will be required to have increased amounts of capital with core capital being more strictly defined to include only common equity and other capital assets that are able to fully absorb losses.

On June 7, 2012, the Federal Reserve, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation (the "Agencies") concurrently published three joint notices of proposed rulemaking seeking comments on comprehensive revisions to the Agencies' capital framework to incorporate the Basel Committee's new capital framework. These revisions, among other things, would have:

•	implemented the Basel Committee's capital standards related to minimum requirements, regulatory capital, and additional capital buffers;

•	revised the methodologies for calculating risk-weighted assets in the general risk-based capital rules, including residential mortgage assets; and

•	revised the approach by which large banks determine their capital adequacy.

On November 9, 2012, the Agencies announced that they were indefinitely delaying the effective date for the implementation of the Basel III capital requirements. We continue to monitor rulemaking activities related to the capital framework and liquidity standards and are unable to predict their outcome and effects at this time.

National Credit Union Administration (“NCUA”) Proposed Rule on Access to Emergency Liquidity. On July 30, 2012, the NCUA published a proposed rule requiring, among other things, that federally-insured credit unions of $100 million or larger must maintain access to at least one federal liquidity source for use in times of financial emergency and distressed circumstances. This access must be demonstrated through direct or indirect membership in the Central Liquidity Facility (a United States government corporation created to improve the general financial stability of credit unions by serving as a liquidity lender to credit unions) or by establishing access to the Federal Reserve's discount window. The proposed rule does not include FHLBank membership as an emergency liquidity source. If the rule is issued as proposed, it may adversely impact our results of operations if it causes our federally-insured credit union members to favor these federal liquidity sources over FHLBank Advances. Comments on the proposed rule were due September 28, 2012.

Additional Developments.

Home Affordable Refinance Program, Home Affordable Modification Program and Other Foreclosure Prevention Efforts. In 2012, the Finance Agency, Fannie Mae, and Freddie Mac announced a series of changes that were intended to assist more eligible borrowers who can benefit from refinancing their home mortgages. The changes include lowering or eliminating certain risk-based fees, removing the current 125% LTV ceiling on fixed-rate mortgages that are purchased by Fannie Mae and Freddie Mac, waiving certain representations and warranties, eliminating the need for a new property appraisal and extending the end date for the program until December 31, 2013 for loans originally sold to Fannie Mae and Freddie Mac on or before May 31, 2009.

Other federal agencies have also implemented other programs during the past few years intended to prevent foreclosures. These programs focus on lowering a home owner's monthly payments through mortgage modifications or refinancings, providing temporary reductions or suspensions of mortgage payments, and helping homeowners transition to more affordable housing. Other proposals such as expansive principal writedowns or principal forgiveness (including new short-sale/deed-in-lieu of foreclosure programs), or converting delinquent borrowers into renters and conveying the properties to investors, have gained some popularity as well. If we decide to offer a similar refinancing option for our investments in mortgage loans, our income from those investments could decline.

Further, settlements announced in 2013 and 2012 among the banking regulators, the federal government, the nation's largest mortgage servicers and state attorneys general are also likely to focus on loan modifications and principal writedowns. In late January, 2013 the United States Department of Treasury (the "Treasury Department") announced that it is expanding refinancing programs for homeowners whose mortgages are greater than their home value to include mortgages underlying private-label MBS and AMA. These programs, proposals and settlements could ultimately impact investments in MBS, including the timing and amount of cash flows we realize from those investments. We monitor these developments and assess their potential impact on investments, including private-label MBS and AMA as well as on our securities and loan collateral and on the creditworthiness of any of our members that could be impacted by these issues. In addition, we continue to update models, including the models we use to analyze investments in private-label MBS and AMA, based on these types of developments. Additional developments could result in further changes in loss projections from these investments.

Additionally, these developments could result in a significant number of prepayments on mortgage loans underlying investments in Agency MBS. If that should occur, these investments would be paid off in advance of original expectations, subjecting us to resulting premium acceleration and reinvestment risk.

Housing Finance and Housing GSE Reform. The new Congress is expected to continue consideration of possible reforms to the secondary mortgage market, including the resolution of Fannie Mae and Freddie Mac (together, the "Enterprises"). During the last Congress, at least ten separate bills were introduced in the House of Representatives that, if passed, would have affected the Enterprises in a variety of significant ways. While none of the bills would have directly impacted the FHLBanks, it is expected that legislation to reform housing finance and housing GSEs (possibly including the FHLBanks and the Enterprises) will again be a high priority in the House Financial Services Committee and the Senate Banking Committee. Any changes to the United States housing finance system could have consequences for the FHLBanks as we seek to provide access to liquidity for our members.

Several federal agencies also have taken action over the past year to lay the groundwork for a new United States housing finance structure. In February 2012, the Finance Agency announced a Strategic Plan that declared the Enterprises are no longer “financially viable” and unveiled plans to create a single securitization platform and establish national standards for mortgage securitization. In the summer of 2012, the Treasury Department announced a set of modifications to the preferred stock purchase agreements between the Treasury Department and the Finance Agency as conservator of the Enterprises to help expedite the wind-down of the Enterprises. The changes require the Enterprises (i) to turn over all future earnings to the Treasury Department and (ii) to accelerate the wind-down of their retained mortgage portfolios. Not allowing the Enterprises to retain any profits effectively ensures that they will never be allowed to re-capitalize themselves and return to the market in their previous structure. While it is unclear how quickly the Enterprises might be wound down, it is apparent from these actions that changes to the United States mortgage finance system could occur in the not too distant future. It is impossible to determine at this time, however, whether or when Congress or the Administration may act on housing GSE or housing finance reform. The ultimate effects of these efforts on the FHLBanks are unknown and will depend on the legislation and other changes, if any, that ultimately are implemented.

Risk Management

We have exposure to a number of risks in pursuing our business objectives. These risks may be broadly classified as market, credit, liquidity, operations, and business. Market risk is discussed in detail in Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Active risk management is an integral part of our operations because these risks are an inherent part of our business activities. We manage these risks by, among other actions, setting and enforcing appropriate limits and developing and maintaining internal policies and processes to ensure an appropriate risk profile. In order to enhance our ability to manage Bank-wide risk, our risk management function is aligned to segregate risk measurement, monitoring, and evaluation from our business units where risk-taking occurs through financial transactions.

The Finance Agency establishes certain risk-related compliance requirements. In addition, our board of directors establishes risk-related requirements that are documented in our RMP, which serves as the key policy to address our exposures to market, credit, liquidity, operations and business risks. Effective risk management programs not only include conformance to specific risk management practices through RMP requirements but also the active involvement of our board of directors. Our board of directors established a Risk Oversight Committee, effective January 2013, to assist in fulfilling its responsibility with respect to oversight of our risk management framework, which was previously overseen by our board of directors' Finance Committee.

Due to the increasing complexity of our business and operating environments, our board of directors approved a restructuring of our management committees, as recommended by senior management, which was implemented during 2012. We expect this restructuring to improve the efficiency, effectiveness and accountability of those committees.

The former committee structure included: Financial Policy Committee; Market Risk Committee; and Credit Committee (Member and Non-Member). The new committee structure is as follows: Executive Management Committee; Member Services Committee; Capital Markets Committee; and Risk Committee.

•	Executive Management Committee

◦	Focuses on our strategic direction

◦	Facilitates planning, coordination and communication among our operating divisions and the other committees

◦	Focuses on leadership, teamwork and our resources to best serve organizational priorities

◦	Generally oversees the other committees' activities

•	Member Services Committee

◦	Focuses on new and existing member services and products and oversees the effectiveness of the risk mitigation framework for member services and products

•	Capital Markets Committee

◦	Focuses on risk-taking business activities in relation to how certain market conditions affect our business decisions

•	Risk Committee

◦	Responsible for risk measurement, monitoring, and evaluation

•	IT Steering Committee

▪	Monitors our technology-related activities, strategies, and risk positions and issues

▪	Promotes cross-functional communication and exchange of ideas pertaining to the technology directions and actions undertaken to achieve our strategic and financial objectives

Each of the committees overseen by the Executive Management Committee in the new framework is responsible for overseeing our business activities in accordance with specified policies, in addition to ongoing consideration of pertinent issues. This structure will provide enhanced focus on risk management and better differentiation of committee responsibilities.

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

Advances. We manage our exposure to credit risk on Advances through a combination of our security interests in assets pledged by our borrowers and ongoing reviews of our borrowers' financial condition. Section 10(a) of the Bank Act prohibits us from making an Advance without sufficient collateral to secure the Advance. Security is provided via thorough underwriting and establishing a perfected position in eligible assets pledged by the borrower as collateral before an Advance is issued. Although we have never experienced a credit loss on an Advance to a member, unfavorable economic conditions have increased our credit risk and led us to enhance our collateral review and monitoring.

Each member's reporting requirement is based on its collateral status, which reflects its financial condition and type of institution, and our review of conflicting liens, with our level of control increasing when a borrower's financial performance deteriorates. We continually evaluate the quality and value of collateral pledged to support Advances and work with members to improve the accuracy of valuations. Credit analyses are performed on existing borrowers, with the frequency and scope determined by the financial condition of the borrower and/or the amount of our credit products outstanding.

We maintain a credit products borrowing limit of 50% of a member's adjusted assets, defined as total assets less borrowings from all sources. Members whose total credit products exceed 50% of adjusted assets are monitored closely and are reported to senior management on a regular basis. This limit may be waived by our Bank as provided for in our credit policy. Credit underwriting will make a recommendation based upon such factors as the member's credit rating, collateral quality, and earnings stability. As of December 31, 2012, we had Advances outstanding, at par, of $100.0 million from one of our members whose total credit products had Advances outstanding that exceeded 50% of its adjusted assets. We are currently considering modifications to borrowing limits for insurance company members.

In addition, Advances to our insurance company members have increased from 40% of total Advances, at par as of December 31, 2011 to 49% of total Advances, at par as of December 31, 2012. We believe that Advances outstanding to our insurance company members and the relative percentage of their Advances to the total could continue to increase. Although insurance companies represent significant growth opportunities, they have different risk characteristics than our depository members. Some of the ways we mitigate this risk include requiring insurance companies to deliver collateral to us or our custodian, with the majority of that collateral being marketable securities and using insurance-specific credit scoring models as part of our ongoing evaluation of our insurance company members' financial strength.

Concentration. Our credit risk is magnified due to the concentration of Advances in a few borrowers. As of December 31, 2012, our top two borrowers held 28% of total Advances outstanding, at par. Because of this concentration in Advances, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we analyze the implications to our financial management and profitability if we were to lose the business of one or both of these borrowers.

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

We protect our security interest in these assets by filing UCC financing statements in the appropriate jurisdictions. Our agreements with borrowers allow us, at any time and in our sole discretion, to refuse to make extensions of credit against any collateral, require substitution of collateral, or adjust the discounts applied to collateral at any time. We also may require borrowers to pledge additional collateral regardless of whether the collateral would be eligible to originate a new extension of credit. Our agreements with our borrowers also afford us the right, in our sole discretion, to declare any borrower to be in default if we deem our Bank to be inadequately secured.

In addition to our internal credit risk management policies and procedures, Section 10(e) of the Bank Act affords priority of any security interest granted to us, by a member or such member's affiliate, over the claims or rights of any other party, including any receiver, conservator, trustee, or similar entity that has the rights of a lien creditor, except for claims held by bona fide purchasers for value or by parties that are secured by prior perfected security interests, provided that such claims would otherwise be entitled to priority under applicable law. Moreover, with respect to federally insured depository institution borrowers, our claims are given certain preferences pursuant to the receivership provisions of the Federal Deposit Insurance Act. With respect to insurance company members, however, Congress provided in the McCarran-Ferguson Act of 1945 that state law generally governs the regulation of insurance and shall not be invalidated by federal law unless the federal law expressly regulates the business of insurance. Thus, if a court were to determine that the priority provision of Section 10(e) of the Bank Act conflicts with state insurance law applicable to our insurance company members, the court might then determine that the priority of our security interest would be governed by state law, not Section 10(e). Under these circumstances the "super lien" priority protection afforded to our security interest under Section 10(e) may not fully apply when we lend to such insurance company members.

Collateral Status. When an institution becomes a member of our Bank, we assign the member to a collateral status after the initial underwriting review. The assignment of a member to a collateral status category reflects, in part, our philosophy of increasing our level of control over the collateral pledged by the member, when warranted, based on our underwriting conclusions and review of conflicting liens. Some members pledge and report collateral under a blanket lien established through the security agreement, while others are placed on specific listings or possession status or a combination of the three via a hybrid status. Members may elect a more restrictive collateral status to receive a higher lendable value for their collateral. In addition, we take possession of all collateral posted by insurance companies to further ensure our position as a first-priority secured creditor.

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

Credit Services management continually monitors members' collateral status and may require a member to change collateral status based upon deteriorating financial performance, results of on-site collateral reviews, or a high level of borrowings as a percentage of its assets. The blanket lien created by the security agreement remains in place regardless of a member's collateral status.

Collateral Requirements. In order to mitigate the market, credit, liquidity, operational and business risk associated with collateral, we apply our over-collateralization requirement to the book value or market value of pledged collateral to establish its lending value. Collateral that we have determined to contain a low level of risk, such as United States government obligations, is over-collateralized at a lower rate than collateral that carries a higher level of risk, such as small business loans. The over-collateralization requirement applied to asset classes may vary depending on collateral status, since lower requirements are applied as our levels of information and control over the assets increase.

The following table shows the lendable values on assets pledged by borrowers on Blanket, Specific Listings and Possession. Lendable value is the borrower's borrowing capacity, based upon collateral pledged after a market value has been estimated (excluding collateral pledged through blanket reporting), and an over-collateralization requirement has been applied.

	December 31, 2012
	Lendable Value	Average Effective
	% Applied	Lendable
Type of Collateral	to Collateral	Value %
Blanket:
Single-family mortgage loans	50%-69%	67%
Multi-family mortgage loans	33%-61%	54%
ORERC - home equity loans/lines of credit	16%-40%	38%
CFI collateral	22%-50%	44%
ORERC - commercial real estate	20%-50%	44%

Specific Listings:
Single-family mortgage loans	50%-79%	68%
FHA/VA loans	72%-79%	76%
Multi-family mortgage loans	43%-63%	57%
ORERC - home equity loans/lines of credit	14%-55%	31%
CFI collateral	30%-45%	40%
ORERC - commercial real estate	21%-56%	48%

Possession (Delivered Collateral):
Cash, United States Government/United States Treasury securities	91%-100%	96%
U.S. agency securities	85%-95%	94%
U.S. agency MBS/CMOs	83%-95%	95%
Private-label MBS and CMOs	54%-91%	70%
ORERC - Commercial MBS	53%-87%	80%
Single-family mortgage loans	44%-79%	64%
FHA/VA loans	74%-79%	74%
Multi-family mortgage loans	36%-64%	62%
Other government-guaranteed mortgage loans	74%	74%
ORERC - home equity loans/lines of credit	11%-42%	31%
CFI collateral	28%-44%	28%
ORERC - commercial real estate	26%-57%	42%
ORERC - home equity MBS/ABS	74%	74%

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

The following table provides information regarding credit products outstanding with members and non-member borrowers based on reporting status at December 31, 2012, along with their corresponding collateral balances. The table only lists collateral that was identified and pledged by members and non-members with outstanding credit products at December 31, 2012, and does not include all assets against which we have liens via our security agreements and UCC filings ($ amounts in millions).

	# of Borrowers	Lendable Value (1)	Credit Outstanding (2)	1st lien Residential	ORERC/CFI	Securities/Delivery	Total Collateral	Average Collateral Ratios (3)
Blanket	63	$3,621	$870	$4,750	$977	$2	$5,729	658.4%
Hybrid	51	5,115	1,783	5,047	2,106	906	8,059	452.1%
Listings	82	6,672	2,483	6,149	2,461	1,443	10,053	404.9%
Possession	48	16,345	12,568	7,743	7,158	8,559	23,460	186.7%
Total	244	$31,753	$17,704	$23,689	$12,702	$10,910	$47,301	267.2%

(1)
Lendable Value is the borrowing capacity, based upon collateral pledged after a market value has been estimated (excluding blanket-pledged collateral), and an over-collateralization requirement has been applied.

(2)	Credit outstanding includes Advances (at par value), outstanding lines of credit, and outstanding letters of credit.

(3)	Ratios are averages of total collateral to credit outstanding for all of our members and non-members, which may have collateral ratios that are higher or lower than these percentages.

Collateral Review and Monitoring. Our employees conduct regular on-site reviews of collateral pledged by members to confirm the existence of the pledged collateral, to confirm that the collateral conforms to our eligibility requirements, and to score the collateral for concentration and credit risk. Based on the results of such on-site reviews, a member may have its over-collateralization requirements adjusted, limitations may be placed on the amount of certain asset types accepted as collateral, or, in some cases, the member may be changed to a more stringent collateral status. We may conduct a review of any borrower's collateral at any time.

Credit Review and Monitoring. We monitor the financial condition of all member and non-member borrowers by reviewing certain available financial data, such as regulatory call reports filed by depository institution borrowers, regulatory financial statements filed with the appropriate state insurance department by insurance company borrowers, SEC filings, and rating agency reports, to ensure that potentially troubled institutions are identified as soon as possible. In addition, we have access to most borrowers' regulatory examination reports and, when appropriate, may contact borrowers' management teams to discuss performance and business strategies. We analyze this information on a regular basis and use it to determine the appropriate collateral status for a borrower.

We use credit scoring models to assign a quarterly financial performance measure for all depository institution borrowers and our life and property and casualty insurance borrowers. In general, the frequency and depth of underwriting analysis for these institutions are driven by their individual quarterly scores.

Investments. We are also exposed to credit risk through our investment portfolios. The RMP approved by our board of directors restricts the acquisition of investments to high-quality, short-term money market instruments and highly-rated long-term securities.

Short-Term Investments. Our short-term investment portfolio includes Federal Funds Sold, which can be overnight or term placements of our funds. We place these funds with large, high-quality financial institutions with investment-grade long-term credit ratings on an unsecured basis for terms of up to 275 days. At December 31, 2012, our unsecured credit exposure, including accrued interest related to short-term money-market instruments, was $2.1 billion to five counterparties and issuers, all of which was for Federal Funds Sold that mature overnight. At December 31, 2011, our unsecured credit exposure, including accrued interest related to short-term money-market instruments, was $3.4 billion to nine counterparties and issuers, of which $3.2 billion was for Federal Funds Sold that mature overnight. Our short-term investment portfolio at December 31, 2012 also included Securities Purchased Under Agreements to Resell, which are secured by U. S. Treasuries and mature overnight. Although we are permitted to purchase these securities in terms of up to 275 days, most such purchases typically mature overnight.

We monitor counterparty creditworthiness, ratings, performance, and capital adequacy in an effort to mitigate unsecured credit risk on the short-term investments, with an emphasis on the potential impacts of global economic conditions. As a result, we may limit or suspend exposure to certain counterparties.

Finance Agency regulations include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. This limit is based on a percentage of eligible regulatory capital and the counterparty's long-term NRSRO credit rating. Under these regulations, the level of eligible regulatory capital is determined as the lesser of our total regulatory capital or the eligible amount of regulatory capital of the counterparty. The eligible amount of regulatory capital is then multiplied by a stated percentage. The percentage that we may offer for term extensions of unsecured credit ranges from 1% to 15% based on the counterparty's NRSRO credit rating. The calculation of term extensions of unsecured credit includes on-balance sheet transactions, off-balance sheet commitments and derivative transactions. See Risk Management - Credit Risk Management - Derivatives for more information.

The Finance Agency regulation also permits us to extend additional unsecured credit for overnight extensions of credit and for Federal Funds Sold subject to continuing contracts that renew automatically up to a total unsecured exposure to a counterparty of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty's credit rating. As of December 31, 2012, we were in compliance with the regulatory limits established for unsecured credit.

As of December 31, 2012, our unsecured investment credit exposure to United States branches and agency offices of foreign commercial banks was limited to Federal Funds Sold. Unsecured transactions can be conducted only with counterparties that are domiciled in countries that maintain a long-term sovereign rating from S&P of AA or higher. None of our Federal Funds Sold were with our members at December 31, 2012.

The following table presents the unsecured investment credit exposures to private counterparties, categorized by the domicile of the counterparty's parent, based on the lowest of the NRSRO long-term credit ratings of the counterparty. The table does not reflect the foreign sovereign government's credit rating ($ amounts in millions):

December 31, 2012	AA	A	Total
Domestic (1)	$—	$210	$210
Canada	—	500	500
Sweden	700	—	700
Australia	700	—	700
Total unsecured credit exposure	$1,400	$710	$2,110

(1)	Includes United States subsidiaries of foreign commercial banks.

We are prohibited by Finance Agency regulation from investing in financial instruments issued by non-United States entities other than those issued by United States branches and agency offices of foreign commercial banks. Our unsecured credit exposures to United States branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet its contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and United States subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. We are in compliance with the regulation and did not own any financial instruments issued by foreign sovereign governments, including those countries that are members of the European Union, as of and for the year ended December 31, 2012.

Long-Term Investments. Our long-term investments include RMBS guaranteed by the housing GSEs (Fannie Mae and Freddie Mac), other U.S. obligations - guaranteed RMBS (Ginnie Mae), and corporate debentures issued by the TVA and other GSEs.

Our long-term investments also include private-label RMBS and ABS, which are directly or indirectly secured by underlying mortgage loans. Investments in private-label RMBS and ABS may be purchased as long as the investments are rated AAA at the time of purchase. However, we are subject to credit risk on private-label RMBS and ABS. Each of the private-label RMBS and ABS securities contains one or more of the following forms of credit protection:

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

A Finance Agency regulation provides that the total value of our investments in MBS and ABS, calculated using amortized historical cost, must not exceed 300% of our total regulatory capital, consisting of Retained Earnings, Class B Capital Stock, and MRCS, as of the day we purchase the securities, based on the capital amount most recently reported to the Finance Agency. These investments, as a percentage of total regulatory capital, were 295% at December 31, 2012. Generally, our goal is to maintain these investments near the 300% limit.

The following table presents the carrying values of our investments by credit rating, grouped by investment category. Applicable rating levels are determined using the lowest relevant long-term rating from S&P, Moody's and Fitch. Rating modifiers are ignored when determining the applicable rating level for a given counterparty or investment ($ amounts in millions):

					Below
					Investment
December 31, 2012	AAA	AA	A	BBB	Grade	Total
Short-term investments:
Interest-Bearing Deposits	$—	$—	$—	$—	$—	$—
Securities Purchased Under Agreements to Resell	—	3,250	—	—	—	3,250
Federal Funds Sold	—	1,400	710	—	—	2,110
Total short-term investments	—	4,650	710	—	—	5,360
AFS securities:
GSE and TVA debentures	—	3,340	—	—	—	3,340
TLGP debentures	—	—	—	—	—	—
Private-label RMBS	—	—	—	—	640	640
Total AFS securities	—	3,340	—	—	640	3,980
HTM securities:
GSE debentures	—	269	—	—	—	269
TLGP debentures	—	—	—	—	—	—
Other U.S. obligations - guaranteed RMBS	—	3,124	—	—	—	3,124
GSE RMBS	—	3,859	—	—	—	3,859
Private-label RMBS	1	54	45	52	84	236
Private-label ABS	—	—	15	—	2	17
Total HTM securities	1	7,306	60	52	86	7,505
Total investments, carrying value	$1	$15,296	$770	$52	$726	$16,845

Percentage of total	—%	91%	5%	—%	4%	100%

December 31, 2011
Short-term investments:
Interest-Bearing Deposits	$—	$—	$—	$—	$—	$—
Securities Purchased Under Agreements to Resell	—	—	—	—	—	—
Federal Funds Sold	—	2,095	1,327	—	—	3,422
Total short-term investments	—	2,095	1,327	—	—	3,422
AFS securities:
GSE debentures	—	2,026	—	—	—	2,026
TLGP debentures	—	322	—	—	—	322
Private-label RMBS	—	—	—	—	601	601
Total AFS securities	—	2,348	—	—	601	2,949
HTM securities:
GSE debentures	—	269	—	—	—	269
TLGP debentures	—	1,883	—	—	—	1,883
Other U.S. obligations - guaranteed RMBS	—	2,747	—	—	—	2,747
GSE RMBS	—	3,512	—	—	—	3,512
Private-label RMBS	187	13	9	76	117	402
Private-label ABS	—	17	—	—	2	19
Total HTM securities	187	8,441	9	76	119	8,832
Total investments, carrying value	$187	$12,884	$1,336	$76	$720	$15,203

Percentage of total	1%	85%	9%	—%	5%	100%

Private-label RMBS and ABS. RMBS and ABS are classified as prime, Alt-A or subprime based on the originator's classification at the time of origination or based on classification by an NRSRO upon issuance. Because there is no universally accepted definition of prime, Alt-A or subprime underwriting standards, such classifications are subjective. All RMBS and ABS were rated AAA at the date of purchase.

Our private-label RMBS and ABS are backed by collateral located only in the United States and the District of Columbia. The top five states, by percentage of collateral located in those states as of December 31, 2012, were California (59%), New York (6%), Florida (5%), Virginia (3%), and New Jersey (2%).

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

The tables below present the UPB of our private-label RMBS and ABS by credit ratings, based on the lowest of Moody's, S&P, or comparable Fitch ratings, as well as amortized cost, estimated fair value, OTTI losses, and other collateral information, grouped by total, prime, Alt-A and subprime securities, as classified by the rating agency at the time of origination, by year of securitization as of December 31, 2012 ($ amounts in millions):

	Year of Securitization
	2004
	and
Total Private-label RMBS and ABS	prior	2005	2006	2007	Total
AAA	$1	$—	$—	$—	$1
AA	54	—	—	—	54
A	55	4	—	—	59
BBB	29	22	—	—	51
Below investment grade:
BB	20	—	—	—	20
B	53	13	—	—	66
CCC	1	198	—	—	199
CC	—	199	—	48	247
C	—	—	66	35	101
D	—	70	28	118	216
Total below investment grade	74	480	94	201	849
Total UPB	$213	$506	$94	$201	$1,014

Amortized cost	$214	$455	$86	$148	$903
Gross unrealized losses (1)	(6)	(17)	(3)	—	(26)
Estimated fair value	209	439	83	157	888

Credit losses (year-to-date) (2):
Total OTTI losses	$—	$—	$—	$—	$—
Portion reclassified to (from) OCI	—	—	(1)	(3)	(4)
OTTI credit losses	$—	$—	$(1)	$(3)	$(4)

Weighted average percentage of estimated fair value to UPB	98%	87%	89%	79%	88%

(1)	Unrealized losses represent the difference between estimated fair value and amortized cost where estimated fair value is less than amortized cost. These amounts exclude unrealized gains.

(2)	Amounts include OTTI losses for securities held at December 31, 2012 only.

	Year of Securitization
	2004
	and
Prime	prior	2005	2006	2007	Total
AAA	$1	$—	$—	$—	$1
AA	54	—	—	—	54
A	33	4	—	—	37
BBB	27	22	—	—	49
Below investment grade:
BB	13	—	—	—	13
B	46	13	—	—	59
CCC	—	198	—	—	198
CC	—	199	—	48	247
C	—	—	66	35	101
D	—	34	28	118	180
Total below investment grade	59	444	94	201	798
Total UPB	$174	$470	$94	$201	$939

Amortized cost	$174	$427	$86	$148	$835
Gross unrealized losses (1)	(2)	(11)	(3)	—	(16)
Estimated fair value	173	417	83	157	830

Credit losses (year-to-date) (2):
Total OTTI losses	$—	$—	$—	$—	$—
Portion reclassified to (from) OCI	—	—	(1)	(3)	(4)
OTTI credit losses	$—	$—	$(1)	$(3)	$(4)

Weighted average percentage of estimated fair value to UPB	99%	89%	89%	79%	88%
Original weighted average credit support	3%	8%	7%	10%	7%
Current weighted average credit support	13%	5%	1%	—%	5%
Weighted average collateral delinquency (3)	7%	12%	15%	18%	12%

(1)	Unrealized losses represent the difference between estimated fair value and amortized cost where estimated fair value is less than amortized cost. These amounts exclude unrealized gains.

(2)	Amounts include OTTI losses for securities held at December 31, 2012 only.

(3)	Includes delinquencies of 60 days or more, foreclosures, REO and bankruptcies, weighted by the UPB of the individual securities in the category based on their respective collateral delinquency.

	Year of Securitization
	2004
	and
Alt-A	prior	2005	2006	2007	Total
AAA	$—	$—	$—	$—	$—
AA	—	—	—	—	—
A	7	—	—	—	7
BBB	2	—	—	—	2
Below investment grade:
BB	7	—	—	—	7
B	6	—	—	—	6
CCC	—	—	—	—	—
CC	—	—	—	—	—
C	—	—	—	—	—
D	—	36	—	—	36
Total below investment grade:	13	36	—	—	49
Total UPB	$22	$36	$—	$—	$58

Amortized cost	$23	$28	$—	$—	$51
Gross unrealized losses (1)	(1)	(6)	—	—	(7)
Estimated fair value	22	22	—	—	44

Credit losses (year-to-date) (2):
Total OTTI losses	$—	$—	$—	$—	$—
Portion reclassified to (from) OCI	—	—	—	—	—
OTTI credit losses	$—	$—	$—	$—	$—

Weighted average percentage of estimated fair value to UPB	97%	61%	—%	—%	75%
Original weighted average credit support	3%	7%	—%	—%	5%
Current weighted average credit support	12%	—%	—%	—%	5%
Weighted average collateral delinquency (3)	7%	18%	—%	—%	14%

(1)	Unrealized losses represent the difference between estimated fair value and amortized cost where estimated fair value is less than amortized cost. These amounts exclude unrealized gains.

(2)	Amounts include OTTI losses for securities held at December 31, 2012 only.

(3)	Includes delinquencies of 60 days or more, foreclosures, REO and bankruptcies, weighted by the UPB of the individual securities in the category based on their respective collateral delinquency.

	Year of Securitization
	2004
	and
Subprime	prior	2005	2006	2007	Total
A	$15	$—	$—	$—	$15
Below investment grade:
B	1	—	—	—	1
CCC	1	—	—	—	1
Total below investment grade:	2	—	—	—	2
Total UPB	$17	$—	$—	$—	$17

Amortized cost	$17	$—	$—	$—	$17
Gross unrealized losses (1)	(3)	—	—	—	(3)
Estimated fair value	14	—	—	—	14

Credit losses (year-to-date) (2):
Total OTTI losses	$—	$—	$—	$—	$—
Portion reclassified to (from) OCI	—	—	—	—	—
OTTI credit losses	$—	$—	$—	$—	$—

Weighted average percentage of estimated fair value to UPB	83%	—%	—%	—%	83%
Original weighted average credit support	38%	—%	—%	—%	38%
Current weighted average credit support	40%	—%	—%	—%	40%
Weighted average collateral delinquency (3)	7%	—%	—%	—%	7%

(1)	Unrealized losses represent the difference between estimated fair value and amortized cost where estimated fair value is less than amortized cost. These amounts exclude unrealized gains.

(2)	Amounts include OTTI losses for securities held at December 31, 2012 only.

(3)	Includes delinquencies of 60 days or more, foreclosures, REO and bankruptcies, weighted by the UPB of the individual securities in the category based on their respective collateral delinquency.

The following table presents the UPB of our private-label RMBS and ABS by collateral type and loan type ($ amounts in millions):

	December 31, 2012			December 31, 2011
	Fixed	Variable		Fixed	Variable
By Collateral Type (1)	Rate	Rate (2) (3)	Total	Rate	Rate (2) (3)	Total
Prime loans	$220	$719	$939	$405	$757	$1,162
Alt-A loans	58	—	58	78	—	78
Subprime loans	15	2	17	17	3	20
Total, private-label RMBS and ABS, at UPB	$293	$721	$1,014	$500	$760	$1,260

(1)
We classify our private-label RMBS and ABS as prime, Alt-A and subprime based on the originator's classification at the time of origination or based on classification by an NRSRO upon issuance. Because there is no universally accepted definition of prime, Alt-A or subprime underwriting standards, such classifications are subjective.

(2)	Variable-rate private-label RMBS and ABS include those with a contractual coupon rate that, prior to contractual maturity, is either scheduled to change or is subject to change.

(3)	All variable-rate prime loans are hybrid adjustable-rate mortgage securities.

The table below presents, by collateral type, certain characteristics of private-label RMBS and ABS in a gross unrealized loss position at December 31, 2012 ($ amounts in millions):

	December 31, 2012
			Gross	Collateral
		Amortized	Unrealized	Delinquency
By Collateral Type (1)	UPB	Cost	Losses	Rate (2)
Prime	$661	$611	$(16)	11%
Alt-A	53	46	(7)	14%
Subprime	17	17	(3)	7%
Total, private-label RMBS and ABS	$731	$674	$(26)	11%

(1)
We classify our private-label RMBS and ABS as prime, Alt-A and subprime based on the originator's classification at the time of origination or based on classification by an NRSRO upon issuance. Because there is no universally accepted definition of prime, Alt-A or subprime underwriting standards, such classifications are subjective.

(2)	Includes delinquencies of 60 days or more, foreclosures, REO and bankruptcies, weighted by the UPB of the individual securities in the category based on their respective collateral delinquency.

OTTI Evaluation Process. We evaluate our individual AFS and HTM securities that have been previously OTTI, or are in an unrealized loss position for OTTI, on a quarterly basis as described in Notes to Financial Statements - Note 6 - Other-Than-Temporary Impairment Analysis.

We have performed our OTTI analysis using key modeling assumptions approved by the FHLBanks' OTTI Governance Committee for 46 of our 50 private-label RMBS and ABS. For the quarter ended December 31, 2012, we contracted with the FHLBank of Chicago to perform cash-flow analysis for two of our subprime home equity loans with a total UPB of $2.5 million. We also contracted with the FHLBank of San Francisco to perform cash-flow analysis for one security held in common with another FHLBank with an UPB of $3.1 million.

For one manufactured housing investment for which underlying collateral data are not readily available, we used our own alternative procedures to evaluate for OTTI. This security, representing a UPB of $14.8 million as of December 31, 2012, was outside the scope of the FHLBank OTTI Governance Committee's analyses. However, we were able to perform the necessary cash-flow analysis using a different third-party model and determined that this security was not OTTI at December 31, 2012.

Our investments secured by home equity loans are insured by MBIA Insurance Corporation, a monoline bond insurer. The bond insurance on these investments guarantees timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool. We performed analyses to assess the financial strength of this monoline bond insurer to establish an expected case regarding the time horizon of the monoline bond insurer's ability to fulfill its financial obligations and provide credit support. The projected time horizon of credit protection provided by an insurer is a function of claims paying resources and anticipated claims in the future. None of these securities were OTTI for the year ended December 31, 2012.

The following tables present the significant modeling assumptions used to determine whether a security was OTTI as well as the related current credit enhancement as of December 31, 2012. See Notes to Financial Statements - Note 6 - Other-Than-Temporary Impairment Analysis for the assumptions used to determine the amount of credit loss for the securities that were determined to be OTTI during the fourth quarter. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. A credit enhancement percentage of zero reflects securities that have no remaining credit support and are likely to have experienced an actual principal loss. The calculated averages represent the dollar-weighted averages of all of the private-label RMBS and ABS in each category shown. RMBS and ABS are classified as prime, Alt-A or subprime based on the model used to estimate the cash flows for the security, which may not be the same as the classification by the rating agency at the time of origination. Because there is no universally accepted definition of prime, Alt-A or subprime underwriting standards, such classifications are subjective (UPB $ amounts in millions).

		Significant Modeling Assumptions for Private-label RMBS			Current Credit
		Prepayment Rates	Default Rates	Loss Severities	Enhancement
Year of Securitization	UPB	Weighted Average %	Weighted Average %	Weighted Average %	Weighted Average %
Prime:
2007	$201	7%	35%	43%	—%
2006	84	10%	26%	40%	1%
2005	470	10%	19%	35%	5%
2004 and prior	174	25%	7%	30%	13%
Total Prime	929	12%	21%	36%	5%
Alt-A:
2006	10	11%	28%	49%	1%
2005	36	9%	31%	44%	0%
2004 and prior	22	18%	7%	27%	12%
Total Alt-A	68	12%	23%	39%	4%
Total private-label RMBS	$997	12%	21%	37%	5%

		Significant Modeling Assumptions for ABS - Home Equity Loans			Current Credit
		Prepayment Rates	Default Rates	Loss Severities	Enhancement
Year of Securitization	UPB	Weighted Average %	Weighted Average %	Weighted Average %	Weighted Average %
Subprime 2004 and prior (1)	$2	9%	21%	42%	100%
Total ABS - home equity loans	$2	9%	21%	42%	100%

(1)	These securities are insured by monoline bond insurers.

We continue to actively monitor the credit quality of our private-label RMBS and ABS, which depends on the actual performance of the underlying loan collateral. If performance of the underlying loan collateral deteriorates and/or our modeling assumptions become more pessimistic as a result of deterioration in economic, financial market or housing conditions, we could record additional losses on our portfolio.

Mortgage Loans Held for Portfolio.

MPP. We are exposed to credit risk on the loans purchased from our PFIs through the MPP. Each loan we purchase must meet the guidelines for our MPP or be specifically approved as an exception based on compensating factors. For example, the maximum LTV ratio for any conventional mortgage loan purchased is 95%, and the borrowers must meet certain minimum credit scores depending upon the type of property or loan.

On November 29, 2010, we began offering MPP Advantage for conventional mortgage loans. The only substantive difference between MPP Advantage and our original MPP for conventional mortgage loans is the credit enhancement structure.

Credit Enhancements. FHA loans comprise 16% of our outstanding MPP loans, at par at December 31, 2012. These loans are backed by insurance provided by the FHA; therefore, we do not require either LRA or SMI coverage for these loans.

Credit enhancements for conventional loans include (in order of priority):

•	PMI (when applicable for the purchase of mortgages with an initial LTV ratio of over 80% at the time of purchase);

•	LRA; and

•	SMI (as applicable) purchased by the seller from a third-party provider naming us as the beneficiary.

We evaluate the recovery and collectability related to primary and supplemental mortgage insurance policies for mortgage loans that we hold. We also evaluate the collectability of outstanding receivables from our PMI/SMI providers related to outstanding and unpaid claims. A number of our mortgage insurers have exceeded risk-to-capital ratios required by their state insurance regulators. In some cases, such states have issued waivers to allow the insurers to continue writing new business in their states. Most waivers are temporary in duration or contain other conditions that the insurers may be unable to continue to meet due to their weakened condition or other factors. Given the current economic conditions in the residential real estate market and the impact on the mortgage insurance industry, along with the below-investment grade credit ratings of most of our mortgage insurers as well as developments pertaining to the financial condition of certain of our providers in particular, full recovery associated with the expected amount of our claims for several providers of these policies is uncertain. We continue to closely monitor their financial conditions. See Notes to Financial Statements - Note 9 - Allowance for Credit Losses for more information regarding our reduced estimates of recovery associated with the expected amount of our claims for all providers of these policies in determining our allowance for loan losses at December 31, 2012.

Primary Mortgage Insurance. As of December 31, 2012, we were the beneficiary of PMI coverage on $637.6 million or 13% of conventional mortgage loans. For a conventional loan, PMI, if applicable, covers losses or exposure down to approximately an LTV ratio between 65% and 80% based upon the original appraisal, original LTV ratio, term, and amount of PMI coverage.

The following table presents the PMI providers and related PMI coverage amount on seriously delinquent loans held in our portfolio as of December 31, 2012, and the mortgage insurance company credit ratings as of March 8, 2013 ($ amounts in millions):

			Seriously Delinquent Loans (2)
		Credit
	Credit	Rating		PMI Coverage
Mortgage Insurance Company	Rating (1)	Outlook (1)	UPB	Outstanding
MGIC	B	Stable	$6	$2
Radian Guaranty, Inc.	B-	Stable	5	1
Republic Mortgage Insurance Company (3)	NR	N/A	5	1
Genworth	B	Negative	3	1
United Guaranty Residential Insurance Corporation	BBB	Stable	3	1
All Others (4)	CCC-, NR, BBB-	Negative, N/A, Negative	1	—
Total			$23	$6

(1)	Represents the lowest credit rating and outlook of S&P, Moody's and Fitch stated in terms of the S&P equivalent as of March 8, 2013. NR indicates the insurer is not rated.

(2)	Seriously delinquent loans include loans that are 90 days or more past due or in the process of foreclosure.

(3)
On August 3, 2011, we announced that we would no longer accept Republic Mortgage Insurance Company as a provider of PMI, effective with mandatory delivery contracts committed on or after August 1, 2011. On January 20, 2012, the North Carolina Department of Insurance took possession and control of Republic Mortgage Insurance Company, a subsidiary of Old Republic International Corporation, and, beginning January 19, 2012, Republic Mortgage Insurance Company pays only 50% of its claim amounts with the remaining amount to be paid at a future date when funds become available. On December 3, 2012, Republic Mortgage Insurance Company announced approval of a plan to pay 60% of its claims amounts for claims settled subsequent to January 19, 2012.

(4)
On October 20, 2011, the Arizona Department of Insurance took possession and control of PMI Mortgage Insurance Co. Beginning October 24, 2011, PMI Mortgage Insurance Co. pays only 50% of its claim amounts with the remaining amount deferred until the company is liquidated.

Lender Risk Account. We use either a "spread LRA" or a "fixed LRA" for credit enhancement. The spread LRA was used in combination with SMI for credit enhancement of conventional mortgage loans purchased under our original MPP, and the fixed LRA is being used for all acquisitions of new conventional mortgage loans purchased under MPP Advantage. Therefore, the LRA balances include both MPP and MPP Advantage. At this time, substantially all of the additions are from MPP Advantage, and all of the claims paid and distributions are from the original MPP.

For each pool of conventional loans acquired under the original MPP, we established a spread LRA in combination with SMI. The spread LRA is funded through a reduction to our net yield earned on the loans, and the corresponding purchase price paid to the PFI reflects the reduced net yield to us. The LRA for each pool of loans is funded monthly, at an annual rate ranging from seven to ten bps depending on the MCC terms, from the interest spread received on outstanding loans and is used to pay loan loss claims or is held until the LRA accumulates to a required "release point." The release point is 30 to 50 bps of the then outstanding principal balances of the loans in that pool, depending on the terms of the original contract. If the LRA exceeds the required release point, the excess amount is eligible for return to the member(s) that sold us the loans in that pool, subject to a minimum 5-year lock-out period and, in some instances, completion of the releases by the 11th year after loan acquisition. SMI provides an additional layer of credit enhancement beyond the LRA. Losses that exceed LRA funds are covered by SMI up to a severity of approximately 50% of the original property value of the loan, depending on the SMI contract terms including any applicable stop-loss provisions. We absorb any losses in excess of LRA funds and SMI.

The LRA for MPP Advantage differs from our original MPP in that the funding of the LRA occurs at the time the loan is acquired and consists of a portion of the purchase proceeds. The LRA funding amount is currently 120 bps of the principal balance of the loans in the pool. There is no SMI credit enhancement for MPP Advantage. Funds in the LRA not used to pay loan losses may be returned to the seller subject to a release schedule detailed in each pool's contract based on the original LRA amount. No LRA funds are returned to the member for the first 5 years after acquisition but such returns are available to be completed by the 26th year after loan acquisition. We absorb any losses in excess of LRA funds.

The following table presents the changes in the LRA for original MPP and MPP Advantage:

	2012			2011
LRA Activity	Original	Advantage	Total	Original	Advantage	Total
Balance of LRA, beginning of year	$18	$6	$24	$22	$—	$22
Additions	3	15	18	4	6	10
Claims paid	(7)	—	(7)	(7)	—	(7)
Distributions	(1)	—	(1)	(1)	—	(1)
Balance of LRA, end of year	$13	$21	$34	$18	$6	$24

Supplemental Mortgage Insurance. For pools of loans acquired under our original MPP, we have credit protection from loss on each loan, where eligible, through SMI, which provides insurance to cover credit losses to approximately 50% of the property's original value, subject, in certain cases, to an aggregate stop-loss provision in the SMI policy. Some MCCs that equal or exceed $35 million of total initial principal to be sold on a best-effort basis include an aggregate loss/benefit limit or "stop-loss" that is equal to the total initial principal balance of loans under the MCC multiplied by the stop-loss percentage (ranges from 200 - 400 bps), as is then in effect, and represents the maximum aggregate amount payable by the SMI provider under the SMI policy for that pool. We do not have SMI coverage on loans purchased under MPP Advantage. Pools of loans acquired under our original MPP and MPP Advantage program represent 72% and 28%, respectively, of total UPB as of December 31, 2012.

Even with the stop-loss provision, the aggregate of the LRA and the amount payable by the SMI provider under an SMI stop-loss contract will be equal to or greater than the amount of credit enhancement required for the pool to have an implied credit rating of at least AA at the time of purchase.

Non-credit losses, such as uninsured property damage losses that are not covered by the SMI, can be recovered from the LRA to the extent that there are available funds prior to a disbursement to the PFI. We absorb any non-credit losses greater than the available LRA.

Credit Risk Exposure to Supplemental Mortgage Insurance Providers. As of December 31, 2012, we were the beneficiary of SMI coverage on mortgage pools with a total UPB of $3.2 billion. Two mortgage insurance companies provide all of the SMI coverage. The following table presents the lowest credit rating and outlook of S&P, Moody's and Fitch stated in terms of the S&P equivalent as of March 8, 2013, and the SMI exposure ($ amounts in millions):

Mortgage Insurance Company	Credit Rating	Credit Rating Outlook	December 31, 2012	December 31, 2011
MGIC	B	Stable	$45	$36
Genworth	B	Negative	19	21
Total			$64	$57

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

Credit Enhancements. Our management of credit risk in the MPF Program considers the several layers of loss protection that are defined in agreements among the FHLBank of Topeka and its PFIs. The availability of loss protection may differ slightly among MPF products. Our loss protection consists of the following loss layers, in order of priority:

(i) Borrower equity;
(ii) PMI, which covers all loans with borrower equity of less than 20% of the original purchase price or appraised value;
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

Primary Mortgage Insurance. As of December 31, 2012, we were the beneficiary of PMI coverage on $6.0 million or 3% of conventional mortgage loans. For a conventional loan, PMI, if applicable, covers losses or exposure down to approximately an LTV ratio between 65% and 80% based upon the original appraisal, original LTV ratio, term, and amount of PMI coverage.

FLA and CE Obligation. If losses occur in a master commitment, these losses will either be: (i) recovered through the withholding of future performance-based CE Fees from the PFI or (ii) absorbed by us in the FLA. As of December 31, 2012, our exposure under the FLA was $1.2 million, and CE Obligations available to cover losses in excess of the FLA were $8.6 million.

We may acquire participation interests in different MPF products, namely, Original MPF, MPF 125, and MPF Government. These MPF products are closed loan products in which we purchase loans acquired or closed by the PFI. Under all of these MPF loan products, the PFI performs all traditional retail loan origination functions.

The following table presents a comparison of the different characteristics for each of the MPF products.

Product Name	Size of the FHLBank's FLA	PFI Credit Enhancement Description	CE Fee Paid to PFI	CE Fee Offset (1)	Servicing Fee to PFI
Original MPF	4 bps per year against unpaid balance, accrued monthly	After the FLA, to bring to the equivalent of "AA"	10 bps per year, paid monthly, guaranteed	No	25 bps per year, paid monthly
MPF 125	100 bps fixed based on gross fundings at closing	After the FLA, to bring to the equivalent of "AA"	7 to 10 bps per year, paid monthly, performance based	Yes, to the extent recoverable in future years	25 bps per year, paid monthly
Original MPF for Government Loans	n/a	n/a (unreimbursed servicing expenses only)	n/a	n/a	44 bps per year, paid monthly

(1)
Future payouts of performance-based CE Fees are reduced when losses are allocated to the FLA. The offset is limited to fees payable in a given year but could be reduced in subsequent years. The overall reduction is limited to the FLA amount for the life of the pool of loans covered by a master commitment agreement.

The following table presents an illustration of the FLA and CE Obligation calculation for each conventional MPF product type listed.

Product Name	FLA	CE Obligation
Original MPF	4 bps x unpaid principal, annually (1)	(Loan Level Credit Enhancement (2) x Pool Size Factor (3)) x Gross Fundings
MPF 125	100 bps x loan funding amount	((Loan Level Credit Enhancement x Pool Size Factor) - FLA) x Gross Fundings

(1)	Starts at zero and increases monthly over the life of the master commitment.

(2)	The Loan Level Credit Enhancement represents the weighted average loan level credit enhancement score of the loans sold into the pool of loans covered by the master commitment agreement.

(3)
The S&P LEVELS Pool Size Factor is applied at the MPF FHLBank level against the total number of loans in portfolio. A Pool Size Factor is greater than one if the number of loans in portfolio is less than 300 in total.

MPP and MPF Loan Characteristics. Two indicators of credit quality are LTV ratios and credit scores provided by FICO®. FICO® provides a commonly used measure to assess a borrower’s credit quality, with scores ranging from a low of 300 to a high of 850. The combination of a lower FICO® score and a higher LTV ratio is a key driver in anticipation of potential mortgage delinquencies and defaults. The following tables present these two characteristics of our conventional loan portfolios as a percentage of the UPB outstanding:

		% of UPB Outstanding
	December 31, 2012
FICO® SCORE (1)	UPB	Current	30 Days	60 Days	90 Days or More
619 or less	$10	89.4%	4.6%	0.4%	5.6%
620-659	222	83.7%	5.9%	2.5%	7.9%
660 or higher	4,755	96.7%	1.1%	0.4%	1.8%
Total	$4,987	96.1%	1.3%	0.5%	2.1%

Weighted Average FICO® Score	747

	December 31, 2011
FICO® SCORE (1)	UPB	Current	30 Days	60 Days	90 Days or More
619 or less	$12	87.0%	3.1%	1.4%	8.5%
620-659	273	84.0%	5.4%	2.4%	8.2%
660 or higher	4,610	96.0%	1.3%	0.6%	2.1%
Total	$4,895	95.3%	1.5%	0.7%	2.5%

Weighted Average FICO® Score	749

Loan-to-Value Ratio (2)	December 31, 2012	December 31, 2011
< = 60%	17%	17%
> 60% to 70%	15%	15%
> 70% to 80%	55%	55%
> 80% to 90% (3)	7%	7%
> 90% (3)	6%	6%
Total	100%	100%

Weighted Average LTV Ratio	72%	72%

(1)	Represents the FICO® score at origination of the lowest scoring borrower for the related loan.

(2)	At origination.

(3)	These conventional loans were required to have PMI at origination.

As of December 31, 2012, 95% of the borrowers in our conventional loan portfolio had FICO® scores greater than 660 at origination and 87% had an LTV ratio of 80% or lower. We believe these measures are an indication that these loans have a low risk of default. We do not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy.

MPP and MPF Loan Concentration.The concentration of conventional loans by state was as follows:

By State:	December 31, 2012	December 31, 2011
Indiana	29%	22%
Michigan	25%	21%
California	6%	7%
Florida	4%	5%
Illinois	3%	4%
Texas	3%	4%
All others (1)	30%	37%
Total	100%	100%

(1)	No other state exceeded 3% at December 31, 2012 or 2011.

The mortgage loans purchased through the MPP and the participation interests purchased through the MPF Program are currently dispersed across 50 states and the District of Columbia. No single zip code represented more than 1% of mortgage loans outstanding at December 31, 2012 or 2011. It is likely that the concentration of mortgage loans in Indiana and Michigan will increase in the future due to the loss of the three largest sellers in 2006 - 2007 that were our primary sources of nationwide mortgages. The median outstanding size of our mortgage loans was approximately $130 thousand and $132 thousand at December 31, 2012 and 2011.

MPP and MPF Credit Performance. The UPB of our conventional and FHA loans 90 days or more past due and accruing interest, non-accrual loans and troubled debt restructurings, along with the allowance for loan losses, are presented in the table below ($ amounts in millions):

	Years Ended December 31,
	2012	2011	2010	2009	2008
Past Due, Non-Accrual and Restructured Loans
Real estate mortgages past due 90 days or more and still accruing interest	$107	$128	$127	$183	$104
Non-accrual loans (1)	2	—	—	—	—
Troubled debt restructurings	15	2	—	—	—

Allowance for Credit Losses on Mortgage Loans
Allowance for loan losses, beginning of the year	$3	$1	$—	$—	$—
Charge-offs	(2)	(2)	—	—	—
Provision (reversal) for loan losses	8	4	1	—	—
Allowance for loan losses, end of the year (2)	$10	$3	$1	$—	$—

(1)	The interest income shortfall on non-accrual loans was less than $1.0 million for the years ended December 31, 2012 and 2011 and was zero for each of the years ended December 31, 2010, 2009 and 2008.

(2)
Our allowance for loan losses also includes potential claims by servicers for any remaining losses on approximately $15.7 million and $20.9 million of principal that has been paid in full by the servicers at December 31, 2012 and 2011, respectively.

Troubled debt restructurings related to mortgage loans are considered to have occurred when a concession is granted to the debtor related to the debtor's financial difficulties that would not otherwise be considered for economic or legal reasons. We do not participate in government-sponsored loan modification programs. See Notes to Financial Statements - Note 1 - Summary of Significant Accounting Policies and Notes to Financial Statements - Note 9 - Allowance for Credit Losses for more information on modifications and troubled debt restructurings.

Although we establish credit enhancements in each mortgage pool purchased under our original MPP at the time of the pool's origination that are sufficient to absorb loan losses up to approximately 50% of the property's original value (subject, in certain cases, to an aggregate stop-loss provision in the SMI policy), the magnitude of the declines in home prices, rise in unemployment rates, and increase in delinquencies in some areas since 2006 have resulted in losses in some of the mortgage pools that have exhausted credit enhancements. Some of our mortgage pools have loans originated in states and localities (e.g., California, Arizona, Florida, and Nevada) that have had the most severe declines in home prices. We purchased most of these loan pools from institutions that are no longer members of our Bank and, thus, have stopped selling mortgage loans to us. When a mortgage pool's credit enhancements are exhausted, we realize any additional loan losses in that pool.

The serious delinquency rate for the MPP FHA mortgages was 0.38% at December 31, 2012, compared to 0.61% at December 31, 2011. We rely on insurance provided by the FHA, which generally provides coverage for 100% of the principal balance of the underlying mortgage loan and defaulted interest at the debenture rate. However, we would receive defaulted interest at the contractual rate from the servicer.

The serious delinquency rate for MPP conventional mortgages was 2.15% at December 31, 2012, compared to 2.49% at December 31, 2011. Both rates were below the national serious delinquency rate.

There were two seriously delinquent MPF loans at December 31, 2012. See Notes to Financial Statements - Note 9 - Allowance for Credit Losses for more information.

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

The following table presents key information on derivative counterparties on a settlement date basis using credit ratings from S&P or Moody's ($ amounts in millions):

		Credit Exposure	Other
	Total	Net of Cash	Collateral	Net Credit
December 31, 2012	Notional	Collateral	Held	Exposure
AAA	$—	$—	$—	$—
AA	3,708	—	—	—
A	27,766	1	—	1
BBB	2,396	—	—	—
Unrated	—	—	—	—
Subtotal	33,870	1	—	1
Member institutions (1)	157	—	—	—
Total	$34,027	$1	$—	$1

December 31, 2011
AAA	$—	$—	$—	$—
AA	13,359	—	—	—
A	21,561	—	—	—
BBB	—	—	—	—
Unrated	70	—	—	—
Subtotal	34,990	—	—	—
Member institutions (1)	68	—	—	—
Total	$35,058	$—	$—	$—

(1)	Includes MDCs from member institutions (MPP) and FHLBank of Topeka PFIs (MPF Program).

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

We rely heavily on our information systems and other technology to conduct and manage our business. During 2011, we began an enterprise-wide initiative to replace our legacy core banking system. Due to the wholesale nature of our business, retail commercial banking applications will not meet our product, investment, funding and hedging needs. Other outsourcing options are also not readily available or sufficient to meet our needs. Therefore, we have purchased customizable external software to develop this system. During the implementation of this system, which is expected to take several years, along with several other key initiatives simultaneously undertaken, we could be subject to a higher risk of failure or interruption. We believe we have the appropriate controls and processes in place to manage this risk. We have enhanced our focus on project management and quality assurance as part of this implementation.

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

The prepayment option on an Advance can create interest-rate risk. If a member prepays an Advance, we could suffer lower future income if the principal portion of the prepaid Advance was reinvested in lower yielding assets that continue to be funded by higher cost debt. To protect against this risk, we charge a prepayment fee, thereby substantially reducing market risk. See Notes to Financial Statements - Note 7 - Advances for more information on prepayment fees and their impact on our financial results.

We have significant investments in mortgage loans and MBS. The prepayment options embedded in mortgages can result in extensions or contractions in the expected weighted average life of these investments, depending on changes in interest rates. We primarily manage the interest rate and prepayment risk associated with mortgages through debt issuance, which includes both callable and non-callable debt, to achieve cash-flow patterns and liability durations similar to those expected on the mortgage loans. Due to the use of call options and lockouts, and by selecting appropriate maturity sectors, callable debt provides an element of protection for the prepayment risk in the mortgage portfolios. The duration of callable debt, like that of a mortgage, shortens when interest rates decrease and lengthens when interest rates increase.

Significant resources, including analytical computer models and an experienced professional staff, are devoted to assuring that the level of interest-rate risk in the balance sheet is properly measured, thus allowing us to monitor the risk against policy and regulatory limits. We use an asset and liability system to calculate market values under alternative interest rate scenarios. The system analyzes our financial instruments, including derivatives, using broadly accepted algorithms with consistent and appropriate behavioral assumptions, market prices, and current position data. On at least an annual basis, we review the major assumptions and methodologies used in the model, including discounting curves, spreads for discounting, and prepayment assumptions.

Types of Key Market Risks

Market risk results from various factors, such as:

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

Duration of Equity. Duration of equity is a measure of interest-rate risk and a primary metric used to manage our market risk exposure. It is an estimate of the percentage change (expressed in years) in our market value of equity that could be caused by a 100 bp parallel upward or downward shift in the interest-rate curves. We value our portfolios using the LIBOR curve or external prices. The market value and interest-rate sensitivity of each asset, liability, and off-balance sheet position is determined to compute our duration of equity. We calculate duration of equity using the interest-rate curve as of the date of calculation and for scenarios for which the interest rate curve is 200 bps higher or lower than the base level. Our board of directors determines acceptable ranges for duration of equity. A negative duration of equity suggests adverse exposure to falling rates and a favorable response to rising rates, while a positive duration suggests adverse exposure to rising rates and a favorable response to falling rates.

The following table presents the effective duration of equity levels for our total position, which are subject to internal policy guidelines:

Date	-200 bps*	0 bps	+200 bps
December 31, 2012	(4.2) years	0.3 years	0.4 years
December 31, 2011	(6.9) years	(1.5) years	2.4 years

*
Our internal policy guidelines provide for the calculation of the duration of equity in a low-rate environment to be based on the Finance Agency Advisory Bulletin 03-09, as modified September 3, 2008. Under these guidelines, our duration of equity was 0.3 years at December 31, 2012 and (1.5) years at December 31, 2011.

We were in compliance with the duration of equity limits established at both dates. The changes in the duration of equity levels at December 31, 2012 compared to December 31, 2011 were substantially due to changes in our valuation technique, and a specific modeling assumption, for Consolidated Obligations. See Notes to Financial Statements - Note 19 - Estimated Fair Values for more information.

As part of our overall interest rate risk management process, we continue to evaluate strategies to manage interest rate risk arising from a variety of market factors and our current interest rate risk measures. Certain of these strategies, if implemented, could have an adverse impact on future earnings.

Duration Gap. A related measure of interest-rate risk is duration gap, which is the difference between the estimated durations (market value sensitivity) of assets and liabilities and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. Duration gap measures the sensitivity of assets and liabilities to interest-rate changes. Duration generally indicates the expected change in an instrument's market value resulting from an increase or a decrease in interest rates. Higher duration numbers, whether positive or negative, indicate greater volatility of market value in response to changing interest rates. The duration gap was (0.7) months at December 31, 2012, compared to (2.1) months at December 31, 2011.

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

The VaR approach used for calculating the first factor is primarily based upon historical simulation methodology. The estimation incorporates scenarios that reflect interest-rate shifts, interest-rate volatility, and changes in the shape of the yield curve. These observations are based on historical information from 1978 to the present. When calculating the risk-based capital requirement, the VaR comprising the first factor of the market risk component is defined as the potential dollar loss from adverse market movements, for a holding period of 120 business days, with a 99% confidence interval, based on these historical prices and market rates. The table below presents the VaR ($ amounts in millions):

		Years Ended
Date	VaR	High	Low	Average
December 31, 2012	$106	$166	$79	$104
December 31, 2011	136	305	131	221

Changes in the Ratio of Market Value to Book Value of Equity between Base Rates and Shift Scenarios. We measure potential changes in the ratio of market value to book value of equity based on the current month-end level of rates versus the ratio of market value to book value of equity under large parallel rate shifts. This measurement provides information related to the sensitivity of our interest-rate position. The table below presents changes in the ratio of market value to book value of equity from the base rates:

Date	-200 bps	+200 bps
December 31, 2012	(3.1)%	1.3%
December 31, 2011	(3.0)%	0.4%

The changes in the VaR and the ratio of market value to book value of equity at December 31, 2012 compared to December 31, 2011 were substantially due to changes in our valuation technique, and a specific modeling assumption, for Consolidated Obligations.

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

Hedging Debt Issuance. When CO Bonds are issued, we often use the derivatives market to create funding that is more attractively priced than the funding available in the Consolidated Obligations market. To reduce funding costs, we may enter into interest rate exchange agreements concurrently with the issuance of Consolidated Obligations. A typical hedge of this type occurs when a CO Bond is issued, while we simultaneously execute a matching interest rate exchange agreement. The counterparty pays a rate on the swap to us, which is designed to mirror the interest rate we pay on the CO Bond. In this transaction we typically pay a variable interest rate, generally LIBOR, which closely matches the interest payments we receive on short-term or variable-rate Advances or investments. This intermediation between the capital and swap markets permits the acquisition of funds by us at lower all-in costs than would otherwise be available through the issuance of simple fixed- or floating-rate Consolidated Obligations in the capital markets. The continued attractiveness of such debt depends on yield relationships between the debt and derivative markets. If conditions in these markets change, we may alter the types or terms of the CO Bonds that we issue. Occasionally, interest rate exchange agreements are executed to hedge Discount Notes.

Hedging Advances. Interest-rate swaps are also used to increase the flexibility of Advance offerings by effectively converting the specific cash flows or characteristics that the borrower prefers into cash flows or characteristics that may be more readily or cost effectively funded in the debt markets.

Hedging Mortgage Loans. We use agency TBAs to temporarily hedge mortgage positions.

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

The volume of derivative hedges is often expressed in terms of notional amount, which is the amount upon which interest payments are calculated. The following table highlights the notional amounts by type of hedged item, hedging instrument, and hedging objective ($ amounts in millions):

Hedged Item/Hedging Instrument	Hedging Objective	Hedge Accounting Designation	December 31, 2012	December 31, 2011
Advances:
Pay fixed, receive floating interest-rate swap (without options)	Converts the Advance’s fixed rate to a variable rate index.	Fair-value	$9,943	$10,009
Pay fixed, receive floating interest-rate swap (with options)	Converts the Advance’s fixed rate to a variable rate index and offsets option risk in the Advance.	Fair-value	1,154	1,561
		Economic	15	15
Pay floating with embedded features, receive floating interest-rate swap (non-callable)	Reduces interest rate sensitivity and repricing gaps by converting the Advance’s variable rate to a different variable rate index and/or offsets embedded option risk in the Advance.	Fair-value	13	10
Investments:
Pay fixed, receive floating interest-rate swap	Converts the investment’s fixed rate to a variable rate index.	Fair-value	3,017	2,025
		Economic	—	—
Interest-rate cap	Offsets the interest-rate cap embedded in a variable rate investment.	Economic	341	305
Mortgage Loans:
Forward settlement agreement	Protects against changes in market value of fixed rate MDCs resulting from changes in interest rates.	Economic	157	70
CO Bonds:
Receive fixed, pay floating interest-rate swap (without options)	Converts the bond’s fixed rate to a variable rate index.	Fair-value	13,526	15,114
		Economic	150	—
Receive fixed, pay floating interest-rate swap (with options)	Converts the bond’s fixed rate to a variable rate index and offsets option risk in the bond.	Fair-value	4,335	4,797
		Economic	50	—
Receive floating with embedded features, pay floating interest-rate swap (callable)	Reduces interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or offsets embedded option risk in the bond.	Fair-value	45	220
Receive float with embedded features, pay floating interest rate swap (non-callable)	Reduces interest rate sensitivity and repricing gaps by converting the bond's variable rate to a different variable rate index and/or offsets embedded option risk in the bond.	Fair-value	125	115
Discount Notes:
Receive fixed, pay floating interest-rate swap	Converts the Discount Note’s fixed rate to a variable rate index.	Economic	999	749
Stand-Alone Derivatives:
MDCs	Protects against fair value risk associated with fixed rate mortgage purchase commitments.	Economic	157	68
Total			$34,027	$35,058

The above table includes interest-rate swaps and caps, TBA mortgage loan hedges, and mandatory delivery commitments. Complex swaps include, but are not limited to, step-up and range bonds. The level of different types of derivatives is contingent upon and tends to vary with our balance sheet size, our members' demand for Advances, mortgage loan purchase activity, and Consolidated Obligation issuance levels.

Interest-Rate Swaps. The following table presents the amount swapped by interest-rate payment terms for AFS securities, Advances, CO Bonds, and Discount Notes:

	December 31, 2012			December 31, 2011
Interest-Rate Payment Terms	Total Outstanding	Amount Swapped	% Swapped	Total Outstanding	Amount Swapped	% Swapped
AFS securities:
Total fixed-rate	$3,390	$3,328	98%	$2,435	$2,333	96%
Total variable-rate	588	—	—%	618	—	—%
Total AFS securities, amortized cost	$3,978	$3,328	84%	$3,053	$2,333	76%

Advances:
Total fixed-rate	$13,911	$11,112	80%	$14,176	$11,585	82%
Total variable-rate	3,471	13	—%	3,592	10	—%
Total Advances, par value	$17,382	$11,125	64%	$17,768	$11,595	65%

CO Bonds:
Total fixed-rate	$26,691	$17,221	65%	$29,957	$19,660	66%
Total variable-rate	645	170	26%	335	335	100%
Total CO Bonds, par value	$27,336	$17,391	64%	$30,292	$19,995	66%

Discount Notes:
Total fixed-rate	$8,926	$1,000	11%	$6,536	$750	11%
Total variable-rate	—	—	—%	—	—	—%
Total Discount Notes, par value	$8,926	$1,000	11%	$6,536	$750	11%

See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk Management - Derivatives for information on credit risk related to derivatives.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be included in this Annual Report on Form 10-K begin on page F-1.

Quarterly Results

Supplementary unaudited financial data for each full quarter within the two years ended December 31, 2012 and 2011, are included in the tables below ($ amounts in millions).

Statement of Income	1st Quarter 2012	2nd Quarter 2012	3rd Quarter 2012	4th Quarter 2012	Total
Total Interest Income	$171	$163	$158	$153	$645
Total Interest Expense	109	103	99	92	403
Net Interest Income	62	60	59	61	242
Provision for Credit Losses	—	2	6	—	8
Net Interest Income After Provision for Credit Losses	62	58	53	61	234
Net Other-Than-Temporary Impairment Losses Recognized on Held-to-Maturity Securities	(3)	—	—	(1)	(4)
Net Realized Gains (Losses) from Sale of Available-for-Sale Securities	—	—	—	—	—
Net Gains (Losses) on Derivative and Hedging Activities	1	(6)	(3)	(5)	(13)
Loss on Extinguishment of Debt	—	—	—	—	—
All Other Income	1	1	1	1	4
Total Other Income (Loss)	(1)	(5)	(2)	(5)	(13)
Total Other Expenses	15	15	14	16	60
Income Before Assessments	46	38	37	40	161
Assessments	5	4	4	5	18
Net Income	$41	$34	$33	$35	$143

Statement of Income	1st Quarter 2011	2nd Quarter 2011	3rd Quarter 2011	4th Quarter 2011	Total
Total Interest Income	$187	$177	$170	$169	$703
Total Interest Expense	127	121	114	110	472
Net Interest Income	60	56	56	59	231
Provision for Credit Losses	1	1	2	1	5
Net Interest Income After Provision for Credit Losses	59	55	54	58	226
Net Other-Than-Temporary Impairment Losses Recognized on Held-to-Maturity Securities	(18)	(3)	(5)	(1)	(27)
Net Realized Gains from Sale of Available-for-Sale Securities	—	(2)	6	—	4
Net Gains (Losses) on Derivative and Hedging Activities	—	(4)	(7)	(2)	(13)
Loss on Extinguishment of Debt	—	—	—	—	—
All Other Income	—	1	1	1	3
Total Other Income (Loss)	(18)	(8)	(5)	(2)	(33)
Total Other Expenses	13	14	16	15	58
Income Before Assessments	28	33	33	41	135
Assessments	8	9	3	5	25
Net Income	$20	$24	$30	$36	$110

Deposits

A summary of the average rates we paid on Interest-Bearing Deposits that were greater than 10% of average total deposits is presented in the following table ($ amounts in millions):

	Years Ended December 31,
Type of Deposit	2012	2011	2010
Interest-Bearing Overnight Deposits:
Average balance	$496	$733	$541
Average rate paid	0.01%	0.02%	0.04%
Interest-Bearing Demand Deposits:
Average balance	$426	$289	$175
Average rate paid	0.01%	0.01%	0.02%

A summary of our time deposits in amounts of $100 thousand or more at December 31, 2012 and 2011 are presented in the following table ($ amounts in millions):

Term to Maturity	December 31, 2012	December 31, 2011
3 months or less	$—	$—
Over 3 months through 6 months	1	—
Over 6 months through 12 months	1	—
Over 12 months	—	—
Total	$2	$—

Short-term Borrowings

A summary of our short-term borrowings for which the average balance outstanding exceeded 30% of capital is presented in the table below ($ amounts in millions):

	Discount Notes			Consolidated Obligation Bonds With Original Maturities of One Year or Less
Short-term Borrowings	2012	2011	2010	2012	2011	2010
Outstanding at year end	$8,924	$6,536	$8,925	$6,137	$5,995	$11,430
Weighted average rate at year end	0.15%	0.07%	0.15%	0.19%	0.15%	0.34%
Daily average outstanding for the year	$7,670	$7,980	$9,296	$4,850	$8,257	$8,438
Weighted average rate for the year	0.10%	0.10%	0.16%	0.19%	0.27%	0.48%
Highest outstanding at any month end	$9,561	$9,993	$13,827	$6,137	$11,430	$11,430

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act of 1934, as amended
("Exchange Act") is: (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and (b) accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal accounting officer, to allow timely decisions regarding required disclosures. As of December 31, 2012, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer), Chief Operating Officer-Chief Financial Officer (the principal financial officer) and Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer, Chief Operating Officer-Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The Federal Home Loan Bank Act of 1932, as amended ("Bank Act") divides the directorships of the 12 Federal Home Loan Banks ("FHLBanks") into two categories, "member" directorships and "independent" directorships. Both types of directorships are filled by a vote of the members. Elections for member directors are held on a state-by-state basis. Member directors are elected by a plurality vote of the members in that state, and each is an officer or director of an Federal Home Loan Bank ("FHLBank") member institution located in that state. Independent directors are elected at-large by all the members in our district without regard to the state. No member of management of an FHLBank may serve as a director of an FHLBank.

Under the Bank Act, member directorships must always make up a majority of the board of directors' seats, and the independent directorships must comprise at least 40% of the entire board of directors. A Federal Housing Finance Agency ("Finance Agency") Order issued May 31, 2012 provides that we have eighteen seats on our board of directors for 2013, consisting of five Indiana member directors, five Michigan member directors, and eight independent directors. The term of office for directors elected after July 30, 2008 is four years, unless otherwise adjusted by the Director of the Finance Agency in order to achieve an appropriate staggering of terms, with approximately one-fourth of the directors' terms expiring each year. Directors may not serve more than three consecutive full terms.

Finance Agency regulations permit, but do not require, the board of directors to conduct an annual assessment of the skills and experience possessed by the board of directors as a whole and to determine whether the capabilities of the board of directors would be enhanced through the addition of individuals with particular skills and experience. We may identify those qualifications and inform the voting members as part of our nomination and balloting process; however, by regulation as described below, we may not exclude a member director nominee from the election ballot on the basis of those qualifications. For the 2012 director elections, our board of directors listed in its request for nominations certain desirable candidate financial and industry experiences, but no particular qualifications were required as part of the nomination, balloting and election process.

Nomination of Member Directors. Member directors are required by statute and regulation to meet certain specific criteria in order to be eligible to be elected and serve as directors. To be eligible, an individual must: (i) be an officer or director of a member institution located in the state in which there is an open member director position; (ii) represent a member institution that is in compliance with the minimum capital requirements established by its regulator; and (iii) be a United States citizen. These criteria are the only eligibility criteria that member directors must meet, and the FHLBanks are not permitted to establish additional eligibility or qualifications criteria for member directors or nominees.

Each eligible institution may nominate representatives from member institutions in its respective state to serve terms on the board of directors as member directors. As a matter of statute and regulation, only FHLBank shareholders may nominate and elect member directors. Specifically, member institutions that hold stock in the FHLBank as of the record date (i.e., December 31 of the year prior to the year in which the election is held) are entitled to participate in the election process. The FHLBank's board is not permitted to nominate or elect member directors, except to fill a vacancy for the remainder of an unexpired term. With respect to member directors, under Finance Agency regulations, no director, officer, employee, attorney or agent of an FHLBank (except in his or her personal capacity) may, directly or indirectly, support the nomination or election of a particular individual for a member directorship. Finance Agency regulations do not require member institutions to communicate to us the reasons for their nominations, and we have no power to require them to do so. As a result of this structure for FHLBank member director nominations and elections, we are not in a position to know what specific experience, qualifications, attributes or skills (other than satisfying the regulatory criteria described above) led our member institutions to conclude that the member director nominees should serve as a director of our Bank.

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

The Bank Act prohibits an independent director from serving as an officer of any FHLBank and from serving as a director, officer, or employee of any member of the FHLBank on whose board the director sits, or of any recipient of any secured loan to members, former members or Housing Associates ("Advance") from that FHLBank.

Pursuant to the Bank Act and Finance Agency regulations, the Executive/Governance Committee of the board of directors, after consultation with our Affordable Housing Advisory Council regarding all independent director nominees, nominates candidates for the independent director positions on our board. Individuals interested in serving as independent directors may submit an application for consideration by the Executive/Governance Committee. The application form is available on our website at www.fhlbi.com. Member institutions may also nominate independent director candidates for the Executive/Governance Committee to consider. The conclusion that the independent director nominees may serve as directors of the FHLBank is based upon the satisfaction, by such persons, of the regulatorily prescribed eligibility criteria listed above. Pursuant to these regulations, the board of directors then submits the slated independent director candidates to the Finance Agency for its review and possible comment. Once the Finance Agency has accepted candidates for the independent director positions, we hold a district-wide election for those positions.

Under the Finance Agency regulations, if the board of directors nominates just one independent director candidate for each open seat, each candidate must receive at least 20% of the votes that are eligible to be cast in order for that individual to be elected. If there is more than one candidate for each open independent director seat, then the requirement that the elected candidate must receive at least 20% of the votes eligible to be cast does not apply.

Board of Directors Vacancies. Under Finance Agency regulations, if a vacancy occurs on an FHLBank's board of directors, the board of directors shall elect, by a majority vote of the remaining directors, an individual to fill the unexpired term of office of the vacant directorship. Any individual so elected must satisfy all eligibility requirements of the Bank Act and Finance Agency regulations applicable to his or her predecessor, including any requirements relating to independent directorships, if applicable. Before an election to fill a vacant directorship, the FHLBank must obtain an executed eligibility certification form from each individual being considered to fill the vacancy, and must verify each individual's eligibility and, as to independent directors, his or her qualifications. Before electing an independent director, the FHLBank shall deliver to the Finance Agency for review a copy of the application form of each individual being considered by the board of directors. Promptly following an election to fill a vacancy on the board of directors, the FHLBank shall send a notice to its members and the Finance Agency providing certain information about the elected director, including his or her name, company affiliation, title, term expiration date and (for member directors) the voting state that the director represents. We had no vacancy occur on our board of directors during 2012.
2012 Member and Independent Director Elections. Voting rights and processes with regard to the election of member directors and independent directors are set forth in the Bank Act and Finance Agency regulations. For the election of both member directors and independent directors, each eligible institution is entitled to cast one vote for each share of stock that it was required to hold as of the record date; however, the number of votes that a member institution may cast for each directorship cannot exceed the average number of shares of stock that were required to be held by all member institutions located in that state on the record date.

The only matter submitted to a vote of our shareholders in 2012 was the election of two Indiana member directors and two independent directors, which occurred in the fourth quarter. In 2012 the nomination and election of member directors and independent directors were conducted by mail. No meeting of the members was held with regard to either election. The board of directors does not solicit proxies, nor are eligible institutions permitted to solicit or use proxies to cast their votes in an election for directors. The election was conducted in accordance with the Bank Act and Finance Agency regulations. See our Form 8-K filed with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 as amended ("Exchange Act") on November 7, 2012 for more information regarding our election of directors.

Our directors are listed in the table below. The information below includes all directors that served in 2012 and current directors as of March 15, 2013.

Name	Age	Director Since	Term Expiration	Independent (elected by District) or Member (elected by State)
Jonathan P. Bradford (3)	63	4/24/2007	12/31/2016	Independent
Paul C. Clabuesch (1)	64	1/1/2003	12/31/2015	Member (MI)
Matthew P. Forrester	56	1/1/2010	12/31/2013	Member (IN)
Timothy P. Gaylord	58	1/1/2005	12/31/2015	Member (MI)
Karen F. Gregerson	52	1/1/2013	12/31/2016	Member (IN)
Michael J. Hannigan, Jr.	68	4/24/2007	12/31/2013	Independent
Carl E. Liedholm	72	1/1/2009	12/31/2016	Independent
James L. Logue, III	60	4/24/2007	12/31/2013	Independent
Robert D. Long	58	4/24/2007	12/31/2015	Independent
James D. MacPhee	65	1/1/2008	12/31/2014	Member (MI)
Dan L. Moore	62	1/1/2011	12/31/2014	Member (IN)
Christine Coady Narayanan	49	1/1/2008	12/31/2015	Independent
Jeffrey A. Poxon (2)	66	6/15/2006	12/31/2013	Member (IN)
John L. Skibski	48	1/1/2008	12/31/2015	Member (MI)
Elliot A. Spoon (3)	62	1/1/2008	12/31/2014	Independent
Thomas R. Sullivan	62	1/1/2011	12/31/2014	Member (MI)
Larry A. Swank	70	1/1/2009	12/31/2014	Independent
Maurice F. Winkler, III	57	1/1/2009	12/31/2016	Member (IN)
Christopher A. Wolking	53	1/1/2009	12/31/2012	Member (IN)

(1)	On November 17, 2011 our board of directors elected Mr. Clabuesch as Chair for a two-year term expiring December 31, 2013.

(2)	On November 17, 2011 our board of directors elected Mr. Poxon as Vice-Chair for a two-year term expiring December 31, 2013.

(3)	Public Interest Director designation, effective throughout current term.

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

Paul C. Clabuesch serves as the Chair of our board of directors. He is the past Chairman, President, and Chief Executive Officer of Thumb Bancorp, Inc., a bank holding company, and Thumb National Bank and Trust, in Pigeon, Michigan, a position in which he served from 1985 through 2009, when he was named Chairman Emeritus of Thumb National Bank and Trust. Mr. Clabuesch's career with that bank began in 1973. Mr. Clabuesch also serves as a member of the board of directors of Rogers Bancshares, Inc., a bank holding company in Little Rock, Arkansas. During his career, Mr. Clabuesch has held numerous leadership positions with the Michigan Bankers Association, including service as Chairman of its board, Treasurer, and membership on its Executive Council. Mr. Clabuesch was also named the Michigan Bankers Association's Banker of the Year in 2008. Mr. Clabuesch holds a bachelor's degree from Michigan State University. In addition to serving as the Chair of our board of directors, Mr. Clabuesch serves as Chair of the Executive/Governance Committee and is an ex-officio member of all board of directors' committees.
Matthew P. Forrester is the President and Chief Executive Officer of River Valley Financial Bank in Madison, Indiana, and River Valley Bancorp, an SEC-registrant and thrift holding company in Madison, Indiana. Mr. Forrester has held those positions since 1999. Prior to that, Mr. Forrester was Chief Financial Officer of Home Loan Bank in Fort Wayne, Indiana, and Senior Vice President and Treasurer for its holding company, Home Bancorp. Mr. Forrester held those positions for 14 years. Before joining Home Loan Bank, Mr. Forrester served as an examiner for the Indiana Department of Financial Institutions for three years. Mr. Forrester holds a bachelor's degree from Wabash College and a master of business administration degree from St. Francis College. Mr. Forrester currently serves as Vice Chair of our Audit Committee, and also serves on our Budget/Information Technology, Human Resources, and Risk Oversight Committees.
Timothy P. Gaylord is the President and Chief Executive Officer of Capital Directions, Inc., a bank holding company in Mason, Michigan, and Mason State Bank, its banking subsidiary, and has held those positions since 1995. Mr. Gaylord is a graduate of Central Michigan University, and has completed additional course work in management, strategic planning and finance from several graduate management and banking schools. Mr. Gaylord currently serves as Chair of our Finance Committee, and also serves on our Executive/Governance and Risk Oversight Committees.
Karen F. Gregerson is the Senior Vice President and Chief Financial Officer of STAR Financial Bank in Fort Wayne, Indiana, and has held that position since 1997. Prior to being appointed as Chief Financial Officer, Ms. Gregerson served as Tax Manager and Controller for the same institution. Ms. Gregerson holds a bachelor's degree from Ball State University and a master's degree from Indiana Tech. Ms. Gregerson serves on our Affordable Housing and Audit Committees.
Michael J. Hannigan, Jr. has been involved in mortgage banking and related businesses for more than 25 years. Currently, he is the President of The Hannigan Company, LLC, a real estate development company in Carmel, Indiana, and has held that position since 2006 when he formed the company. From 1986 to 2006, Mr. Hannigan was the Executive Vice President and a director of The Precedent Companies, LLC. Mr. Hannigan previously served as a Senior Vice President and director of Union Federal Savings Bank. During his career, Mr. Hannigan has been involved as a director and founding partner of several companies involved in residential development, home building, private water utility service, industrial development, and private capital acquisition. From 2009 to 2011, Mr. Hannigan has served as Program Manager for the Indiana Builders Association, a trade association. Mr. Hannigan currently serves as Chair of our Affordable Housing Committee, as Vice Chair of our Budget/Information Technology Committee, and as Secretary of our Executive/Governance Committee. He has previously served as Vice Chair of our board of directors and Vice Chair of the Council of FHLBanks.
Carl E. Liedholm, PhD, is a Professor of Economics at Michigan State University in East Lansing, Michigan, and has held that position since 1965. He has taught graduate and post-graduate courses and presented seminars on international finance, banking and housing matters. Mr. Liedholm has over four decades of experience in generating and analyzing financial and other performance data from enterprises in over two dozen countries. Mr. Liedholm earned his bachelor's degree from Pomona College and his doctoral degree from the University of Michigan. He has published numerous books and monographs on economics and related matters. Mr. Liedholm currently serves on our Finance and Risk Oversight Committees.
James L. Logue, III is the Senior Vice President and Chief Operating Officer of Great Lakes Capital Fund, a housing finance and development company in Lansing, Michigan, and has held that position since 2003. Prior to that time, Mr. Logue served as the Executive Director of the Michigan State Housing Development Authority since 1991. Mr. Logue has over 30 years' experience in affordable housing and finance matters. He served as Deputy Assistant Secretary for Multifamily Housing Programs at the United States Department of Housing and Urban Development in 1988 - 1989, and has been involved in various capacities with the issuance of housing bonds and the management of multi-billion dollar housing portfolios. Mr. Logue serves as a board member of the National Housing Trust, Washington, D.C., and serves as Chair of the board of directors of the Corporation for Supportive Housing, New York, New York. Mr. Logue currently serves as Chair of our Budget/Information Technology Committee, and also serves on our Executive/Governance and Affordable Housing Committees.

Robert D. Long retired from KPMG, LLP on December 31, 2006, where he was the Office Managing Partner in the Indianapolis, Indiana office since 1999, and had served as an Audit Partner for KPMG since 1988. As an audit partner, Mr. Long served a number of companies with public, private and cooperative ownership structures, in a variety of industries, including banking, finance and insurance. Mr. Long maintains his CPA designation. Mr. Long served as Board Chairman for Kenra, Ltd., a provider of hair care products, until the company was sold in December 2010. Mr. Long is also a member of the board and Chair of the Audit Committee for Schulman Associates Institutional Review Board, Inc., a company providing independent review services to pharmaceutical and clinical research companies. Since August 2010, Mr. Long has been a member of the board and Chair of the Audit Committee of Beefeaters Holding Company, Inc., a pet food company. Mr. Long currently serves as Chair of our Audit Committee, and also serves on our Finance and Human Resources Committees.

James D. MacPhee is the Chief Executive Officer and a director of Kalamazoo County State Bank in Schoolcraft, Michigan, and has served in that position since 1991. Mr. MacPhee also serves as a director of First State Bank in Decatur, Michigan. Mr. MacPhee has worked in the financial services industry since 1968. During his career, Mr. MacPhee has held leadership positions with the Community Bankers of Michigan (formerly the Michigan Association of Community Bankers) and the Independent Community Bankers of America, is immediate past chair of the latter organization and currently serves on its Executive Committee. He holds an undergraduate degree in business and finance from Kalamazoo Valley Community College and an executive master of business administration degree in bank management from the University of Michigan. Mr. MacPhee currently serves as Vice Chair of our Human Resources Committee, and also serves on our Affordable Housing and Budget/Information Technology Committees.
Dan L. Moore is the President and Chief Executive Officer of Home Bank SB in Martinsville, Indiana, and has served in that position since 2006. Prior to that time, Mr. Moore served as that bank's Executive Vice President and Chief Operating Officer. Mr. Moore has also served as a director of Home Bank SB since 2000. He has been employed by Home Bank SB since 1978. Mr. Moore is a graduate of Indiana State University and holds a Master of Science degree in management from Indiana Wesleyan University. Mr. Moore currently serves on our Audit, Finance and Human Resources Committees.
Christine Coady Narayanan is the President and Chief Executive Officer of Opportunity Resource Fund, with offices in Lansing and Detroit, Michigan, having served in that position since October 2004. Opportunity Resource Fund is a non-profit community development financial institution engaged in lending for affordable housing and community development purposes. Ms. Narayanan has held various positions with the Opportunity Resource Fund and its predecessor organization since 1989, and served as its Executive Director from 1997 to 2004. Ms. Narayanan currently serves as Chair of our Human Resources Committee, and also serves on our Affordable Housing and Budget/Information Technology Committees.
Jeffrey A. Poxon serves as Vice Chair of our board of directors. He retired in 2012 as the Vice President - Investment Research of The Lafayette Life Insurance Company in Cincinnati, Ohio, a member of the Western & Southern Financial Group, having previously served as its Chief Investment Officer. Mr. Poxon had been with Lafayette Life since 1979, was appointed Chief Investment Officer in 1987, and was promoted to Senior Vice President in 1995. He is also a director of LSB Financial Corporation, Lafayette, Indiana and a director of its banking subsidiary, Lafayette Savings Bank, FSB in Lafayette, Indiana, having served in those capacities since 1992. Lafayette Savings Bank, FSB is a member of our Bank. In addition to serving as Vice Chair of our board of directors, Mr. Poxon currently serves as Vice Chair of our Executive/Governance Committee. Mr. Poxon also serves on our Audit and Finance Committees.
John L. Skibski is the Executive Vice President and Chief Financial Officer of MBT Financial Corp., an SEC-registrant, bank holding company located in Monroe, Michigan, and Monroe Bank and Trust, its banking subsidiary. Mr. Skibski has held those positions since 2004, and has been a director of both companies since 2008. Mr. Skibski has over 20 years' experience in banking in various financial controls capacities. He holds a bachelor's degree and a master of business administration degree from the University of Toledo. Mr. Skibski currently serves as Chair of our Risk Oversight Committee. Mr. Skibski also serves on our Executive/Governance and Audit Committees.
Elliot A. Spoon is an Assistant Dean and a Professor of Law in Residence at Michigan State University College of Law in East Lansing, Michigan, and has held that position since 2001. Before beginning his teaching career, Mr. Spoon practiced law for 26 years. Mr. Spoon currently teaches in the areas of securities regulation, mortgage banking, corporate finance and accounting for lawyers, and practiced in these areas when he was in private practice. In 2009, the State of Michigan Office of Financial and Insurance Regulation appointed Mr. Spoon to the SAFE Mortgage Test National Review Committee. He served on that committee through 2012. Mr. Spoon has served as co-chair of the Midwest Securities Law Institute since 2004. Mr. Spoon currently serves on our Affordable Housing, Audit, Budget/Information Technology and Finance Committees.

Thomas R. Sullivan is the President, Chief Executive Officer, and a director of Firstbank Corporation, an SEC-registrant, multi-bank holding company in Alma, Michigan, and has held those positions since 2000. Mr. Sullivan was President and Chief Executive Officer of Firstbank (Mt. Pleasant), a state bank subsidiary of Firstbank Corporation in Mt. Pleasant, Michigan, from 1991 through January 2007. Mr. Sullivan has over 35 years of banking experience. He has previously served on the Community Bankers Council of the American Bankers Association, as a director of the Michigan Bankers Association, and as a member of the Regulation Review Committee of the Independent Community Bankers of America. Mr. Sullivan received a bachelor's degree from Wayne State University, and has attended several banking schools during his career. Mr. Sullivan currently serves as Vice Chair of our Finance Committee. Mr. Sullivan also serves on our Human Resources Committee.
Larry A. Swank is Founder, Chief Executive Officer and Chair of Sterling Group, Inc. and affiliated companies in Mishawaka, Indiana. Mr. Swank has served as Chief Executive Officer of Sterling Group, Inc. since 1979, and served as its President until July 2012. The principal business of that company and its affiliates involves the acquisition, development, construction and management of multi-family housing. Mr. Swank's company manages over 50 properties in 12 states. Mr. Swank has served as a director of the National Association of Home Builders since 1995 and as a member of its Executive Board since 1997. He has served as Chair of that association's housing finance committee on three separate occasions. Mr. Swank currently serves on our Affordable Housing, Finance and Risk Oversight Committees.

Maurice F. Winkler, III is President and Chief Executive Officer of Peoples Federal Savings Bank of DeKalb County in Auburn, Indiana. He is also President and Chief Executive Officer of Peoples Bancorp (previously an SEC-registrant), the holding company of Peoples Federal Savings Bank of DeKalb County. Mr. Winkler has held those positions since 1996 and served as Chief Financial Officer of the bank and the holding company from 1987 to 1996. He has also been a director of Peoples Bancorp since 1993. Mr. Winkler has over 30 years' experience in banking. He previously served on the board of directors of the Indiana Bankers Association. Mr. Winkler received a bachelor's degree from Purdue University. He currently serves as Vice Chair of our Risk Oversight Committee. Mr. Winkler also serves on our Budget/Information Technology and Human Resources Committees.
Christopher A. Wolking is the Senior Executive Vice President and Chief Financial Officer of Old National Bancorp, an SEC-registrant, bank holding company, in Evansville, Indiana, and has held those positions since January 2005. Prior to that time, he served as Senior Vice President and Treasurer of Old National Bancorp since February 1999. Mr. Wolking has over 25 years' experience in commercial banking, primarily in treasury and finance roles. Mr. Wolking is a graduate of the University of Tulsa with degrees in finance and economics, and obtained his master of business administration degree from Western Michigan University. During 2012, Mr. Wolking served as Vice Chair of our Finance Committee, and also served on our Audit Committee.
Nominating Committee. Our board of directors does not have a nominating committee with respect to member director positions because, as explained above, member directors are nominated by our members. As noted, our board of directors, after review by the Executive/Governance Committee and consultation with our Affordable Housing Advisory Council, nominates candidates for independent director positions.

Our board of directors, with input from the Executive/Governance Committee, elects a Chair and a Vice Chair to two-year terms.

Audit Committee and Audit Committee Financial Expert. Our board of directors has an Audit Committee that was comprised of the following members as of December 31, 2012:

Robert D. Long, Audit Committee Chair
Timothy P. Gaylord, Audit Committee Vice Chair
Matthew P. Forrester
Dan L. Moore
Jeffrey A. Poxon
John L. Skibski
Elliot A. Spoon
Christopher A. Wolking
Paul C. Clabuesch, Ex-Officio Voting Member

The 2013 Audit Committee is made up of the following members as of March 15, 2013:

Robert D. Long, Audit Committee Chair
Matthew P. Forrester, Audit Committee Vice Chair
Karen F. Gregerson
Dan L. Moore
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

Name	Age	Position
Milton J. Miller, II (1)	57	President - Chief Executive Officer
Cindy L. Konich (2)	56	Executive Vice President - Chief Operating Officer - Chief Financial Officer
Jonathan R. West (3)	56	Executive Vice President - Chief Operating Officer - Business Operations
Sunil U. Mohandas (4)	53	Senior Vice President - Chief Risk Officer
K. Lowell Short, Jr. (5)	56	Senior Vice President - Chief Accounting Officer
Gregory L. Teare (6)	59	Senior Vice President - Chief Banking Officer

(1)
Mr. Miller was selected by our board of directors to serve as President - Chief Executive Officer effective July 16, 2007. Previously, Mr. Miller was the Senior Vice President - Chief Financial Officer prior to his retirement from the Bank effective December 29, 2006. Mr. Miller currently serves on the board of directors of the Office of Finance. His term as a director of the Financing Corporation expired on November 12, 2012. In 2008, Mr. Miller was appointed to the board of directors of Pentegra Defined Benefit Plan for Financial Institutions, which is part of Pentegra Retirement Services. Pentegra Retirement Services is a not-for-profit cooperative that provides full-service community bank retirement programs nationwide, including those provided to our employees. Mr. Miller earned a BS in Management and Administration in 1977 and an MBA in Finance in 1981, both from Indiana University. He earned his Chartered Financial Analyst designation in 1986.

(2)
Ms. Konich was promoted to Executive Vice President - Chief Operating Officer - Chief Financial Officer on July 30, 2010, after having served as Senior Vice President - Chief Financial Officer, since September 17, 2007. Ms. Konich holds an MBA and is a CPA.

(3)
Mr. West was promoted to Executive Vice President - Chief Operating Officer - Business Operations on July 30, 2010, after having been appointed by our board of directors to serve as Senior Vice President - Administration, General Counsel and Corporate Secretary (Ethics Officer) on September 17, 2007. Mr. West holds an MBA and a JD and is licensed to practice law in the state of Indiana.

(4)
Mr. Mohandas was promoted to Senior Vice President - Chief Risk Officer, effective January 1, 2011, after having been appointed by our board of directors as First Vice President - Corporate Risk Manager, effective September 19, 2008. Prior to his 2008 appointment, Mr. Mohandas was the First Vice President - Treasury Risk Manager. Mr. Mohandas is a PhD, holds a Chartered Financial Analyst designation and is a board member of the CFA Society of Indianapolis.

(5)
Mr. Short was appointed by our board of directors as Senior Vice President - Chief Accounting Officer on August 17, 2009, after being hired on August 10, 2009. Mr. Short was a member of the board of directors of One America Funds, Inc. in Indianapolis, Indiana, from 2007 to 2009, and was a member of that board's Audit Committee. Mr. Short holds an MBA and is a CPA.

(6)
Mr. Teare was appointed by our board of directors as Senior Vice President - Chief Banking Officer on September 19, 2008, after being hired on September 15, 2008. He served as Risk Management Senior Manager for PricewaterhouseCoopers in Seattle, Washington, from 2006 to 2008, where he led projects providing advisory services to major financial institutions on regulatory compliance and operational reviews. Mr. Teare holds an MBA.

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

Compensation Committee Report

The HR Committee has reviewed and discussed with Bank management the "Compensation Discussion and Analysis" that follows and, based on such review and discussions, has recommended to our board of directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for fiscal year 2012. As of December 31, 2012, the HR Committee was comprised of the following members:

Christine Coady Narayanan, HR Committee Chair
Michael J. Hannigan, Jr., HR Committee Vice Chair
Robert D. Long
James D. MacPhee
Dan L. Moore
Thomas R. Sullivan
Maurice F. Winkler, III
Paul C. Clabuesch, Ex-Officio Voting Member

The HR Committee is comprised of the following members as of March 15, 2013:

Christine Coady Narayanan, HR Committee Chair
James D. MacPhee, HR Committee Vice Chair
Matthew P. Forrester
Robert D. Long
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

NEO	Title
Milton J. Miller, II	President - Chief Executive Officer (PEO)
Cindy L. Konich	Executive Vice President - Chief Operating Officer - Chief Financial Officer (PFO)
Jonathan R. West	Executive Vice President - Chief Operating Officer - Business Operations
Sunil U. Mohandas	Senior Vice President - Chief Risk Officer
K. Lowell Short, Jr.	Senior Vice President - Chief Accounting Officer

Our executive compensation program is overseen by the Executive/Governance Committee (with respect to the President - Chief Executive Officer's ("CEO") compensation) and the HR Committee (with respect to the other NEOs' compensation), and ultimately by the entire board of directors. The HR Committee meets at scheduled times throughout the year (seven times in 2012) and reports regularly to the board of directors on its recommendations. In carrying out its responsibilities and duties, the HR Committee has the authority to obtain advice and assistance from outside legal counsel, compensation consultants, and other advisors as the HR Committee deems necessary, with all fees and expenses paid by our Bank. The Executive/Governance Committee assists the board of directors in the governance of our Bank, including nominations of the Chair and Vice Chair of the board of directors and its committees, and in overseeing the affairs of our Bank during intervals between regularly scheduled meetings of the board of directors, as provided for in our bylaws. The Executive/Governance Committee also reviews the President - CEO's performance and compensation. The Executive/Governance Committee meets as needed throughout the year (six times in 2012) and reports to the board of directors on its recommendations.

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

In evaluating compensation at the FHLBanks, the Director of the Finance Agency will consider the extent to which an executive's compensation is consistent with the above-listed principles. As described below, we incorporated these principles into our development, implementation, and review of compensation policies and practices for executives for 2012 and 2013.

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

Covered persons under the rule would include senior management responsible for the oversight of firm-wide activities or material business lines and non-executive employees or groups of those employees whose activities may expose the institution to a material loss. Under the proposed rule, covered financial institutions would be required to comply with three key risk management principles related to the design and governance of incentive-based compensation:

•	balanced design;

•	independent risk management controls; and

•	strong governance.

In addition, the proposed rule identifies four methods to balance compensation design and make it more sensitive to risk:

•	risk adjustment of awards;

•	deferral of payment;

•	longer performance periods; and

•	reduced sensitivity to short-term performance.

We would also be subject to a mandatory 50% deferral of incentive-based compensation for certain executive officers and board oversight of incentive-based compensation for certain risk-taking employees who are not executive officers. These proposed rules have not yet been finalized. Nevertheless, as described below, we incorporated these concepts into our development, implementation and review of compensation policies and practices for 2012 and 2013.

Compensation Philosophy and Objectives. In 2011 our board of directors adopted a resolution updating our statement of compensation philosophy. Pursuant to the resolution, our compensation philosophy is to provide a market-competitive compensation and benefits package that will enable us to effectively recruit, promote, retain and motivate highly qualified employees and management talent for the benefit of our Bank, its members, and other stakeholders. We desire to be competitive and forward-thinking while maintaining a prudent risk management culture. Thus, the compensation program should encourage responsible growth and prudent risk-taking while delivering a competitive pay package.

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

Role of the Executive/Governance and HR Committees in Setting Executive Compensation. The Executive/Governance and HR Committees intend that the executive compensation program be aligned with our short-term and long-term business objectives and focus executives' efforts on fulfilling these Bank-wide objectives. As discussed below, the Executive/Governance Committee reviews the President - CEO's performance and researches and recommends the President - CEO's salary to the board of directors, and the President - CEO determines the salaries of the other NEOs, generally after consulting with the HR Committee. The percentage of salary increases that will apply to merit, promotional and equity increases for each year's budget is recommended by the HR Committee to the Budget/Information Technology Committee for approval by the board of directors. The benefit plans that will be offered, and any material changes to those plans from year to year, are approved by the board of directors after review and recommendation by the HR Committee. The HR Committee also recommends the goals, payouts and qualifications for both the annual (short-term) incentive awards and the deferred (long-term) incentive awards for board of directors' review and approval.

Role of the Named Executive Officers in the Compensation Process. The NEOs assist the HR Committee and the board of directors by providing data and background information to any compensation consultants engaged by the board of directors or HR Committee. The Director of Human Resources & Administration assists the NEOs by gathering research on the Bank's hiring and turnover statistics, compensation trends, peer groups, cost of living, and other market data as requested by the President - CEO, the HR Committee, the Audit Committee, the Executive/Governance Committee, or the board of directors. Additionally, the Director of Human Resources & Administration makes recommendations regarding officer appointments and salary levels for all Bank employees, which are evaluated by senior management or one of the board committees, depending on the position. Further, senior management (including the NEOs) prepares the strategic plan financial forecasts for the board of directors and the Budget/Information Technology Committee, which are then considered when establishing the goals and anticipated payout terms for the incentive compensation plans. The Chief Risk Officer oversees the Corporate Risk Management department's review, from a risk perspective, of the incentive compensation plans' risk-related performance goals and target achievement levels.

Role of Compensation Consultants in Setting Executive Compensation. The salary and benefit benchmarks we use to establish reasonable and competitive compensation for our employees are the competitor groups identified by McLagan, an Aon Hewitt Consulting Company. The primary competitor group is comprised of the other eleven FHLBanks and a number of large regional/commercial banks and other companies ("Primary Competitor Group"). The benchmark jobs used from the other FHLBanks are comprised of their comparable position at our bank (e.g., CEO to CEO). The benchmark jobs used from the other regional/commercial banks include the divisional/functional heads, rather than the overall head of the company, to account for the difference in scale of activities at a large bank compared to an FHLBank (e.g., Head of Corporate Banking used in the benchmark, rather than a large bank's CEO, as the appropriate comparison to the FHLBank's CEO). While the benchmark jobs from the regional/commercial banks capture the functional responsibility of FHLBank positions, they do not capture the executive responsibility that exists at the FHLBank. A number of other publicly-traded regional/commercial banks with assets of $5 billion to $20 billion makes up the secondary competitor group ("Secondary Competitor Group"). The benchmark jobs used from the Secondary Competitor Group include the NEOs reported in their proxy statements, which captures the executive responsibility innate to the positions. The Primary and Secondary Competitor Groups are collectively referred to as "Competitor Groups" and are listed below. The benchmark jobs selected by McLagan from the Competitor Groups are designed to collectively capture the functional and executive responsibilities of our NEO positions, represent comparable market opportunities and represent realistic employment opportunities. We establish threshold, target and maximum base and anticipated incentive pay levels based on this competitor group analysis, while actual pay levels are based on our financial performance, stability, prudent risk-taking and conservative operating philosophies, and our compensation philosophy (as discussed above).

The institutions in the Primary Competitor Group, as determined in 2012, are:

ABN AMRO Securities (USA) LLC	First Financial Bancorp
AIB Capital Markets	First Niagara
Ally Financial Inc.	First Tennessee Bank/First Horizon
Australia & New Zealand Banking Group	FNB Omaha
Banco Bilbao Vizcaya Argentaria	Freddie Mac
Banco Itau	GE Capital
Banco Santander	Helaba Landesbank Hessen-Thuringen
Banco Hapoalim	HSBC
Bank of America	ING
Bank of Ireland Corporate Banking	Itau Unibanco
Bank of the West	JP Morgan
Bank of Tokyo - Mitsubishi UFJ	KBC Bank
Bank One Corporation	KeyCorp
Bayerische Landesbank	Landesbank Baden-Wuerttemberg
BBVA Compass	Lloyds Banking Group
BMO Financial Group	M&T Bank Corporation
BNP Paribas	Macquarie Bank
BOK Financial Corporation	Mizuho Corporate Bank, Ltd.
Branch Banking & Trust Co.	National Australia Bank
Capital One	Natixis
China Construction Bank	Nord/LB
China International Capital Corporation	Nordea Bank
China Merchants Bank	OCBC Bank
CIBC World Markets	One West Bank
Citigroup	Pacific Capital Bank N.A.
City National Bank	PNC Bank
Comerica	Rabobank Nederland
Commerzbank	RBS/Citizens Bank
Credit Agricole CIB	Regions Financial Corporation
Credit Industriel et Commercial	Royal Bank of Canada
Dexia	Sallie Mae
DnB Bank	Societe Generale
DnB NOR Markets, Inc.	Sovereign Bank
DVB Bank	Standard Bank
DZ Bank	Standard Chartered Bank
Espirito Santo Investment	SunTrust Banks
Fannie Mae	SVB Financial Group
Federal Home Loan Bank of Atlanta	TD Securities
Federal Home Loan Bank of Boston	The Bank of Nova Scotia
Federal Home Loan Bank of Chicago	The CIT Group
Federal Home Loan Bank of Cincinnati	The NorinchukinBank, New York Branch
Federal Home Loan Bank of Dallas	The Private Bank
Federal Home Loan Bank of Des Moines	UniCredit
Federal Home Loan Bank of New York	Union Bank, N.A.
Federal Home Loan Bank of Pittsburgh	United Bank for Africa Plc
Federal Home Loan Bank of San Francisco	Webster Bank
Federal Home Loan Bank of Seattle	Wells Fargo Bank
Federal Home Loan Bank of Topeka	Westpac Banking Corporation
Fifth Third Bank	Zions Bancorporation

The institutions in the Secondary Competitor Group, as determined in 2012, are:

BankFirst Corp.	National Penn Bancshares Inc.
BancorpSouth Inc.	NBT Bancorp Inc.
Bank of Hawaii Corp.	Old National Bancorp
BankUnited Inc.	PacWest Bancorp
BBCN Bancorp Inc.	Park National Corp.
Boston Private Financial	PrivateBancorp Inc.
CapitalSource Inc.	Propserity Bancshares Inc.
Cathay General Bancorp	Provident Financial Services
Chemical Financial Corp.	Signature Bank
Citizens Republic Bancorp Inc.	Susquehanna Bancshares Inc.
CVB Financial Corp.	SVB Financial Group
Doral Financial Corp.	TCF Financial Corp.
F.N.B. Corp.	Texas Capital Bancshares Inc.
First BanCorp.	Trustmark Corp.
First Commonwealth Financial	UMB Financial Corp.
First Financial Bancorp.	Umpqua Holdings Corp.
First Interstate BancSystem	United Bankshares Inc.
First Midwest Bancorp Inc.	United Community Banks Inc.
FirstMerit Corp.	Valley National Bancorp
Fulton Financial Corp.	Webster Financial Corp.
Glacier Bancorp Inc.	WesBanco Inc.
Hancock Holding Co.	Westamerica Bancorp.
IBERIABANK Corp.	Western Alliance Bancorp
International Bancshares Corp.	Wintrust Financial Corp.
MB Financial Inc.

During 2008 the board of directors engaged Aon Consulting and McLagan to complete a comprehensive compensation review, including salary and benefits with an emphasis on retirement plans. Their engagement was limited to a comprehensive review of our compensation, benefits, and director fees, and did not include consultation concerning hiring or staffing matters. This review resulted in modifications to our compensation philosophy and structure for NEOs as described in the following sections. These modifications also affected compensation provided to other officers and employees of our Bank. In 2011 and 2012 McLagan, working with the HR Committee, evaluated and updated our salary benchmarks for certain positions in the Bank.

Elements of Compensation Used to Achieve Compensation Philosophy and Objectives. The total compensation mix for NEOs in 2012 consisted of:

(1)	base salaries;

(2)	annual short-term incentive opportunities;

(3)	deferred incentive opportunities;

(4)	retirement benefits; and

(5)	perquisites and other benefits.

Base Salaries. Unless otherwise described, the term "base salary" as used herein refers to an individual's annual salary, before considering incentive compensation, deferred compensation, perquisites, taxes, or any other adjustments that may be elected or required. We recruit and desire to retain senior management from national markets. Consequently, cost of living in Indiana is not a direct factor in determining base salary. The base salary for the President - CEO is established annually by the full board of directors after review and recommendation by the Executive/Governance Committee. The base salaries for our other NEOs are set annually by the President - CEO, generally after an advisory consultation with the HR Committee. We have concluded that this different treatment, and the additional level of scrutiny to which the base salary determination for the President - CEO is subjected, is appropriate in light of the nature of the position of President - CEO and the extent to which the President - CEO is responsible for the overall performance of our Bank. Merit increases to base salaries are used, in part, to keep our NEO salary levels competitive with the Competitor Groups.

In setting the base salary for the President - CEO, the Executive/Governance Committee and board of directors have discretion to consider a wide range of factors, including the President - CEO's individual performance, the performance of our Bank overall, the President - CEO's tenure, and the amount of the President - CEO's base salary relative to the base salaries paid to executives in similar positions in companies in our Competitor Groups. Though a policy or a specific formula has not been developed for such purpose, the Executive/Governance Committee and board of directors also consider the amount and relative percentage of the President - CEO's total compensation that is derived from his base salary. In light of the wide variety of factors that are considered, the Executive/Governance Committee and board of directors have not attempted to rank or otherwise assign relative weights to the factors they consider. Rather, the Executive/Governance Committee and board of directors consider all the factors as a whole in reaching a determination with respect to the President - CEO's base salary. As described below under Incentive Opportunities - 2012 and Subsequent Years, for 2012 and subsequent years, a greater percentage of an NEO's incentive compensation is expected to be deferred and thereby would be disregarded for purposes of calculating an NEO's benefits under the DB Plan or the 2005 SERP (both as defined below). Consequently, for 2012 the Executive/Governance Committee recommended, and the board of directors approved, an increase for the President - CEO's base salary of 9.0%, consisting of a 3.0% merit increase and a 6.0% additional adjustment primarily due to reductions in the President - CEO's short-term incentive compensation opportunity and total incentive compensation opportunity, as described below, resulting in a 2012 base salary of $605,436.

When setting the base salaries for our other NEOs, the President - CEO has discretion to consider a wide range of factors including each NEO's qualifications, responsibilities, assessed performance contribution, tenure, position held, amount of base salary relative to similarly-positioned executives in our Competitor Groups, input from the HR Committee, and our overall salary budget. Though a policy or a specific formula has not been developed for such purpose, the President - CEO also considers the amount and relative percentage of total compensation that are derived by the NEOs from their base salaries. Based upon his subjective evaluation and weighting of the various factors, and after discussion with the HR Committee, the President - CEO provided the following adjustments to the base salaries of the NEOs for 2012:

NEO	Merit Increase % for 2012	Additional Adjustment % for 2012	Base Salary for 2012
Cindy L. Konich	3.0%	1.0%	$383,786
Jonathan R. West	3.0%	1.0%	346,476
Sunil U. Mohandas	3.0%	2.0%	277,576
K. Lowell Short, Jr.	3.0%	2.0%	256,230

On October 19, 2012, the HR Committee recommended, and the board of directors approved, 2013 merit and market-based increases averaging 3.0% of annual base salaries for all employees. An additional 1.0% was approved for promotional and equity adjustments. These approved amounts were used in adjusting the base salaries of Bank employees for 2013. These amounts were then incorporated into our 2013 operating budget as recommended by our Budget/Information Technology Committee and approved by our board of directors on November 15, 2012. Based on the factors described above, the Executive/Governance Committee recommended and the board of directors approved an increase for the President - CEO's base salary of 3.0%, resulting in a 2013 base salary of $623,610. In addition, the President - CEO, after discussion with the HR Committee, provided the following adjustments to the other NEOs for their base salaries for 2013.

NEO	Merit Increase % for 2013	Base Salary for 2013
Cindy L. Konich	3.0%	$395,304
Jonathan R. West	3.0%	356,876
Sunil U. Mohandas	3.0%	285,922
K. Lowell Short, Jr.	3.0%	263,926

Incentive Opportunities. Generally, as an executive's level of responsibility increases, a greater percentage of total compensation is based on our overall performance. Our incentive plans have a measurement framework that rewards profits, member product usage and risk monitoring, consistent with our mission.

As discussed in more detail below, our incentive plans are performance-based and represent a reasonable risk-return balance between product usage by our cooperative members and modest profit targets expected by our shareholder investors. We have used a similar structure for annual incentive goals for our senior officers since 1989.

Incentive Opportunities - 2011 and Prior Plan Years. For 2011 and prior plan years, the pay-outs of the Short-Term Incentive ("STI") Plan (annually) and Long-Term Incentive ("LTI") Plan (over three years) were generally calculated as follows:

Performance result for each mission goal in the plan	x	Interpolation factor between threshold, target and maximum award levels	x	Weighted value for each goal	x	% of base salary incentive opportunity based on job position	=	Sum of all target awards	x	Participant's annual base salary	=	Incentive award

Annual Short-Term Incentive Opportunities - 2011 (Paid in 2012). Under the 2011 STI Plan there were six mission goals, and fourteen components within these goals, for all participants, including the NEOs, but excluding those in the Internal Audit Department, whose annual incentive compensation was not based upon our performance. These goals were tied to Profitability, Advances, Mortgage Purchase Program ("MPP") volume, the total amount of Community Investment Program ("CIP") Advances originated, Information Technology, and Corporate Risk Management ("CRM") reporting. The goals were weighted based upon the consideration of the impact on our overall mission, and differed between the CRM department and all other Bank employees so that the CRM department's incentive weighting focused more on risk monitoring as opposed to Bank transactions and performance. The plan established threshold, target, and maximum performance levels for each goal.

These incentive goals were derived from, and each is specifically aligned to, our strategic plan and financial forecast that were prepared by management and approved by the board of directors. The board of directors approved the 2011 STI Plan following the review and recommendations of the HR Committee and the Budget/Information Technology Committee.

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

Applying the above-described calculation methodology to the 2011 performance results, the weighted average payout under the 2011 STI Plan was 89% of the applicable maximum percentage of base salary for all NEOs other than Mr. Mohandas, for whom (as a member of the CRM department) the weighted average payout was 92% of the maximum percentage of his base salary.

The percent of base salary that an NEO may have earned for certain target achievement levels and the actual percent of base salary payout achieved are presented below:

2011 STI Plan
 % of Base Salary By
Target Achievement Level
Paid in 2012

				Actual Payout
NEO	Threshold	Target	Maximum	% of Base Salary	Amount (1)
Milton J. Miller, II	30%	50%	70%	62.1%	$344,850
Cindy L. Konich	20%	30%	40%	35.8%	132,083
Jonathan R. West	20%	30%	40%	35.8%	119,240
Sunil U. Mohandas	20%	30%	40%	37.0%	97,764
K. Lowell Short, Jr.	20%	30%	40%	35.8%	87,339

(1)	These amounts were paid on March 9, 2012.

Long-Term Incentive Opportunities - 2011 and Prior Plan Years. To remain market-competitive at the median level of the benchmarks, to promote stability in earnings, and to facilitate our long-term safe and sound operation, the board of directors established an LTI Plan, commencing January 1, 2008. The purpose of the LTI Plan is to better enable our Bank to attract, retain and motivate certain key employees, including NEOs, and to focus their efforts on prudent, stable on-going Bank profitability. Under the LTI Plan, a Level I Participant is the President - CEO, a Level II Participant is an Executive Vice President or Senior Vice President, and a Level III Participant is any other employee (excluding those in the Internal Audit Department) who is not a Level I or Level II Participant. The LTI Plan is based on rolling three-year performance periods, subject to certain modifications for 2012 and future years as described below. No payments under the LTI Plan are included in a participant's compensation for purposes of calculating a benefit under the DB Plan or the 2005 SERP (both as defined below). In general, an award based on performance under the LTI for 2011 and prior plan years will be earned, and therefore vested, if the applicable performance goals for the three-year performance period are satisfied and the participant is employed on the last day of the performance period. An LTI Plan award based on performance for 2011 and prior plan years is forfeited if a participant terminates service prior to vesting of the award, unless the termination is due to death, disability, scheduled retirement, resignation for good reason (such as reorganization of our Bank and a material change in the participant's job status, position, or title not representing a promotion), or merger or liquidation. A participant whose employment terminates during a performance period for one of these reasons is eligible for a pro-rated payout based on the amount of time served during the period, provided the performance goals for the period are satisfied. As set forth below, LTI Plan payments earned for the 2009-2011 performance period were paid on March 9, 2012.

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

Under the terms of the LTI Plan, the board of directors could have, in its discretion, reduced or eliminated an LTI Plan award that was otherwise earned if the board of directors had found that a serious, material safety or soundness problem or a serious, material risk management deficiency exists at our Bank. The board of directors made no such finding with respect to the 2009-2011 performance period and thus did not reduce or eliminate awards otherwise earned under the LTI Plan for such period.

LTI Plan - 2009-2011 (Paid in 2012). The 2009-2011 performance goals in the LTI Plan were the same as those for the 2009-2011 STI Plans, and were tied to Profitability, Advances, MPP volume, the total amount of CIP Advances originated, Information Technology (for 2011), and CRM reporting (for 2010 and 2011). The goals were weighted based upon anticipated impact on our performance, and the plan set threshold, target and maximum performance goals. The percent of base salary that an NEO may have earned for certain target achievement levels and the actual percent of base salary payout achieved are presented below for the 2009-2011 performance period:

LTI Plan
2009-2011 Performance Period
% of Base Salary
By Achievement Level
Paid in 2012

				Payout
Eligible Participants	Threshold (60%) (1)	Target (80%)	Maximum (100%)	% of Base Salary	Amount (2)
Level I Participant:
Milton J. Miller, II	15%	30%	45%	31%	$159,444

Level II Participants:
Cindy L. Konich	10%	20%	30%	21%	63,778
Jonathan R. West	10%	20%	30%	21%	58,609
Sunil U. Mohandas (3)	-	-	-	-	-
K. Lowell Short, Jr. (4)	10%	20%	30%	21%	37,784

(1)
So that the three-year LTI Plan would provide for more stretch performance than the one-year STI Plan, a percentage achievement of less than 60% averaged over the three-year LTI Plan would have resulted in no payout.

(2)	The LTI Plan award for the 2009-2011 performance period was paid on March 9, 2012.

(3)	Mr. Mohandas was not a participant in the 2009-2011 LTI.

(4)	Mr. Short's payout was prorated for his partial year of employment with the Bank in 2009.

LTI Plan - 2010-2012 and 2011-2013. The 2011 performance goals for the 2010-2012 and 2011-2013 performance periods of the LTI Plan were the same as those for the 2011 STI Plan, and were tied to Profitability, Advances, MPP volume, the total amount of CIP Advances originated, Information Technology and CRM reporting. The 2011 performance goals were weighted based upon anticipated impact on our performance, and the plan set threshold, target and maximum performance levels.

The performance goals for calendar years 2012 and 2013 for purposes of the applicable 2010-2012 and 2011-2013 performance periods of the LTI Plan were established pursuant to a new incentive plan adopted by the board of directors in late 2011 (“Incentive Plan”). (For additional information regarding the Incentive Plan, please see Incentive Opportunities - 2012 and Subsequent Years below.) For purposes of calculating the final awards for the 2010 LTI and 2011 LTI (payable in 2013 and 2014, respectively) with respect to the performance periods measured as to calendar years 2012 and 2013, as applicable, the following table determines the annual achievement average percentage, which in turn is multiplied by the participant's 2010 base salary for the 2010 LTI benefit calculation, and by the participant's 2011 base salary for the 2011 LTI benefit calculation. These calculations are used for purposes of determining the three-year achievement average percentage for the 2010 LTI and 2011 LTI.

2012 and 2013 Mission Goals	Weighted Value (3)	Weighted Value (CRM)	Minimum Threshold (60%)	Target (80%)	Maximum (100%)
Profitability:
Potential Dividend over our Cost of Funds (1)	50%	50%	100 bps	266 bps	300 bps
Retained Earnings (2)	50%	50%	3.5%	3.75%	3.9%

(1)
Profitability, for purposes of this goal, is defined as the potential dividend rate in excess of the Bank's cost of funds rate. The potential dividend rate is the Bank's adjusted net income rate. Adjusted net income is defined as generally accepted accounting principles ("GAAP") net income: (i) adjusted for the effects of current and prior period Advance prepayments and debt extinguishments, (ii) adjusted for the effects of any mark-to-market adjustments and certain other effects from derivatives and hedging activities, (iii) increased by the interest expense on mandatorily redeemable capital stock ("MRCS"), and (iv) reduced by the portion of net income to be allocated to restricted retained earnings under the Joint Capital Enhancement ("JCE") Agreement, as amended, dated August 5, 2011, by and among the twelve FHLBanks. The Bank's adjusted net income rate is the adjusted net income, as defined above, as a percentage of average total regulatory capital stock. Assumes no material change in investment authority under Finance Agency's regulation, policy or law.

(2)
Total Retained Earnings divided by mortgage assets. Calculated each month as Total Retained Earnings divided by the sum of the carrying value of the mortgage-backed securities ("MBS") and Acquired Member Asset ("AMA") portfolios. The calculation will be the simple average of 12 month-end calculations.

(3)	For Level I Participants (as defined in the Incentive Plan) other than those in CRM and Internal Audit.

The percent of base salary that an eligible participant may have earned for certain target achievement levels is presented below for the 2010-2012 performance period:

LTI Plan
 2010-2012 Performance Period
% of Base Salary
By Achievement Level
Paid in 2013

				Payout
Eligible Participants	Threshold (60%) (1)	Target (80%)	Maximum (100%)	% of Base Salary	Amount (2)
Milton J. Miller, II	15%	30%	45%	40%	$212,291

Cindy L. Konich	10%	20%	30%	27%	84,919
Jonathan R. West	10%	20%	30%	27%	78,036
Sunil U. Mohandas	10%	20%	30%	28%	69,898
K. Lowell Short, Jr.	10%	20%	30%	27%	62,782

(1)
So that the three-year LTI Plan provides for more stretch performance than the one-year STI Plan, a percentage achievement of less than 60% averaged over the three-year LTI Plan would have resulted in no payout.

(2)	The LTI Plan award for the 2010-2012 performance period was paid on March 8, 2013.

Gap Year Award. Under the Incentive Plan, a Gap Year Award is a special award made by the board of directors to Level I Participants (as defined in the Incentive Plan) solely for calendar year 2012 to address a gap in payment of incentive compensation during calendar year 2015 that arises as a result of the implementation of the Incentive Plan and the discontinuation of the original 2011 LTI. The Gap Year Award will become earned and vested over a three-year period that began on January 1, 2012 and ends on December 31, 2014, subject to the achievement of specified Bank performance goals over such period, the attainment of at least a "Satisfactory" individual performance rating over such period, and (subject to certain limited exceptions) active employment on the last day of such period.

The performance goals for the Gap Year Award relate to our profitability, retained earnings and prudential management objectives for the three-year period (2012 through 2014), and consist of the following:

Gap Year - 2012-2014 Mission Goals	Weighted Value (3)	Weighted Value (CRM)	Threshold (4)	Target (4)	Maximum (4)
Profitability:
Potential Dividend over our Cost of Funds (1)	35%	35%	25 bps	50 bps	150 bps
Retained Earnings (2)	35%	35%	3.5%	3.9%	4.3%
Prudential	30%	30%	Achieve 2 Prudential Standards	(5)	Achieve 3 Prudential Standards
Maintain a regulatory capital-to-assets ratio of at least 4.16% as measured on each quarter-end for calendar years 2012 through 2014
Without Board pre-approval, do not purchase more than $2.5 billion of conventional AMA per plan year
Award to Bank members the annual Affordable Housing Program ("AHP") funding requirement in each plan year

(1)
Profitability, for purposes of this goal, is defined as the potential dividend rate in excess of the Bank's cost of funds rate. The potential dividend rate is the Bank's adjusted net income rate. Adjusted net income is defined as GAAP net income: (i) adjusted for the effects of current and prior period Advance prepayments and debt extinguishments, (ii) adjusted for the effects of any mark-to-market adjustments and certain other effects from derivatives and hedging activities, (iii) increased by the interest expense on MRCS, and (iv) reduced by the portion of net income to be allocated to restricted retained earnings under the JCE Agreement, as amended, dated August 5, 2011, by and among the twelve FHLBanks. The Bank's adjusted net income rate is the adjusted net income, as defined above, as a percentage of average total regulatory capital stock. Assumes no material change in investment authority under Finance Agency's regulation, policy or law. The Potential Dividend will be computed using a simple annual average over the three-year period.

(2)
Total Retained Earnings divided by mortgage assets. Calculated each month as Total Retained Earnings divided by the sum of the carrying value of the MBS and AMA asset portfolios. The calculation will be the simple average of 36 month-end calculations.

(3)	For Level I Participants (as defined in the Incentive Plan) other than those in CRM and Internal Audit.

(4)
Gap Year Awards are subject to additional Performance Goals for the Gap Year Performance Period. Depending on the Bank's performance during the Gap Year Performance Period, the Final Award will be worth 75% at Threshold, 100% at Target or 125% at Maximum of the original Gap Year Award.

(5)	There is no target goal.

The Original Gap Year Award is calculated as a percentage of the NEO's actual 2011 STI payment, as follows:

NEO	2011 STI Payment	Percentage of Actual 2011 STI Payment	Original Gap Year Award
Milton J. Miller, II	$344,850	60%	$206,910
Cindy L. Konich	132,083	67%	88,496
Jonathan R. West	119,240	67%	79,891
Sunil U. Mohandas	97,764	67%	65,502
K. Lowell Short, Jr.	87,339	67%	58,517

The final Gap Year Award, after considering achievement of the additional Performance Goals for the Gap Year Performance Period, is payable in 2015.

Incentive Opportunities - 2012 and Subsequent Plan Years. On December 1, 2011, as a result of proposed rules on incentive compensation issued by the Finance Agency and other federal financial regulators (as described above), the board of directors completed its adoption of the Incentive Plan, which took effect on January 1, 2012, by approving certain performance goals for eligible participants, including the NEOs. The Incentive Plan is a cash-based incentive plan that provides award opportunities based on achievement of performance goals. The purpose of the Incentive Plan is to attract, retain and motivate employees and to focus their efforts on a reasonable level of profitability while maintaining safety and soundness. Under the Incentive Plan, the HR Committee determines appropriate performance goals and the relative weight to be accorded to each goal. In making these determinations, the HR Committee, in accordance with the Incentive Plan, must:

•	balance risk and financial results in a manner that does not encourage participants to expose our Bank to imprudent risks;

•
endeavor to ensure that participants' overall compensation is balanced between salary and benefits, is not excessive in amount, and does not place too much pay at risk. The Annual Awards, Deferred Awards (both as defined below) and Gap Year Awards (as defined in the preceding section) are consistent with our policies and procedures regarding such compensation arrangement; and

•
monitor the success of the performance goals and the weightings established in prior years, alone and in combination with other incentive compensation awarded to the same participants, and make appropriate adjustments in future calendar years as needed so that payments appropriately incentivize participants and appropriately reflect risk.

The Incentive Plan effectively combines our STI and LTI plans into one incentive plan for all employees, except for Internal Audit. The migration to one plan occurs from 2012 through 2015 as described below.

Any employee hired before October 1 of a calendar year will become a "Participant" in the Incentive Plan for that calendar year, unless the employee is classified as a "temporary," an "intern," a "contract" or a "temporary agency" employee, or participates in our Internal Audit Incentive Plan. Under the Incentive Plan, a "Level I Participant" is the Bank's President - CEO, an Executive Vice President or a Senior Vice President, while a "Level II Participant" is any other participating employee. All NEOs identified as of December 31, 2011 and each December 31 thereafter are included among the eligible Level I Participants and must execute an agreement with our Bank containing non-solicitation and non-disclosure provisions. Under this agreement, the Participant agrees not to (i) disclose our Bank's confidential information or use such information for personal benefit or to compete against our Bank at any time, or (ii) solicit or hire any Bank employee during the Participant's employment at our Bank and for 12 months following the Participant's termination of service from our Bank.

In accordance with Incentive Plan guidelines, the board of directors will establish performance goals, which are the performance factors for each one-calendar-year period ("Performance Period") and three-calendar-year period ("Deferral Performance Period") that are taken into consideration in determining the value of an Annual Award, Deferred Award or Gap Year Award. The board of directors will define "Threshold," "Target" and "Maximum" achievement levels for each performance goal to determine how much of an award is earned. The board of directors may adjust the performance goals to ensure the purposes of the Plan are served. The board of directors made no such adjustments during 2012.

Under the Incentive Plan, the board of directors will establish a maximum award for eligible Participants at the beginning of each Performance Period. Each award will equal a percentage of the Participant's annual compensation (generally defined as the Participant's annual earned base salary or wages for hours worked). For Level I Participants, awards may be Annual Awards, Deferred Awards or Gap Year Awards. (The Gap Year Awards are described in the preceding section.)

With respect to Annual Awards and Deferred Awards for the NEOs, the Incentive Plan provides that fifty percent (50%) of an Award to a Level I Participant will become earned and vested on the last day of the Performance Period, subject to the achievement of specified Bank performance goals over such period, the attainment of at least a "Satisfactory" individual performance rating over the Performance Period, and (subject to certain limited exceptions) active employment on the last day of such period. The remaining fifty percent (50%) of an award to a Level I Participant will become earned and vested on the last day of the Deferral Performance Period, subject to the same conditions for such period, and further subject to the achievement of additional performance goals relating to our profitability, retained earnings and prudential management objectives during the Deferral Performance Period. The level of achievement of those additional goals could cause an increase or decrease to the Deferred Award.

For the 2012 and 2013 Performance Periods, the incentive opportunity percentage of earned base salary for Level I Participants in the Incentive Plan are as follows:

	Total Incentive as % of Compensation			50% of Total Incentive Earned and Vested at Year-End			50% of Total Incentive Deferred (1) for 3 Years
Position	Threshold	Target	Maximum	Threshold	Target	Maximum	Threshold	Target	Maximum
CEO	50.0%	75.0%	100.0%	25.0%	37.5%	50.0%	25.0%	37.5%	50.0%
EVP/SVP (2)	30.0%	50.0%	70.0%	15.0%	25.0%	35.0%	15.0%	25.0%	35.0%

(1)
Deferred Awards are subject to additional performance goals during the Deferral Performance Period. Depending on our performance during the Deferral Performance Period, the Final Award will be worth 75% at Threshold, 100% at Target or 125% at Maximum of the original amount of the Deferred Award.

(2)	Executive Vice President/Senior Vice President.

Pursuant to the Incentive Plan, the board of directors established the following Annual Award Performance Period Goals for 2012 for Level I Participants relating to specific mission goals for our Profitability, Advances, MPP, Community Investment, Information Technology and CRM performance. The weights, specific goals and our actual result for each 2012 mission goal are also presented below ($ amounts in millions):

2012 Mission Goals	Weighted Value (11)	Weighted Value (CRM)	Threshold	Target	Maximum	Actual Result	Attainment Percentage (Interpolated)	Weighted Average Payout (11)	Weighted Average Payout (CRM)
Profitability:
Potential Dividend over our Cost of Funds (1)	30%	10%	100 bps	266 bps	300 bps	>maximum	100%	30%	10%
Advances:
Member Advance Growth (2)	10%	5%	0%	3%	5%	>threshold<target	44%	4%	2%
Community Bank Financial Institutions ("CFI")/Credit Union Outreach (3)	10%	5%	75%	80%	95%	>maximum	100%	10%	5%
MPP:
MPP Production (4)	10%	3%	$360	$480	$750	>maximum	100%	10%	3%
New or Reactivated Traders (5)	5%	2%	5 members	7 members	10 members	>maximum	100%	5%	2%
Community Investment (6)	5%	5%	50 meetings	100 meetings	210 meetings	>maximum	100%	5%	5%
Information Technology (7)	10%	5%	3 projects completed	4 projects completed	5 projects completed	threshold	25%	3%	1%
CRM:
Retained Earnings (8)	10%	10%	3.5%	3.75%	3.9%	>maximum	100%	10%	10%
CRM Memo and Annual Risk Assessment (9)	4%	20%	2 memos + 1 Risk Assessment	4 memos + 1 Risk Assessment	5 memos + 1 Risk Assessment	maximum	100%	4%	20%
CRM Reports, Operational Risk Management ("ORM") Reports and Information System ("IS") Reports	1%	15%	8 CRM reports, 2 ORM reports, and 1 IS report	10 CRM reports, 3 ORM reports, and 2 IS reports	12 CRM reports, 4 ORM reports, and 3 IS reports	maximum	100%	1%	15%
Special Risk Assessments, Risk Analysis or Risk Process Improvements (10)	5%	20%	2	3	4	>maximum	100%	5%	20%
Total Achievement								87%	93%

(1)
Potential Dividend over our Cost of Funds is defined as adjusted net income as a percentage of average total capital stock. Net income is adjusted (i) for the effects of current and prior period prepayments and debt extinguishments, (ii) to exclude mark-to-market adjustments and other effects from derivatives and hedging activities, (iii) to exclude the effects from interest expense on MRCS, and (iv) to exclude the effects of the JCE Agreement. Assumes no material change in investment authority under the Finance Agency's regulation, policy or law.

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

(3)
Participation in targeted, Bank-sponsored events by members that are either CFIs or credit unions. Such events would include Bank-sponsored workshops; CFI collateral outreach and educational meetings; regional member meetings; collateral pledge training meetings; business development calls related to advances, MPP, AHP or CIP; participation in webinars; and member recruitment calls. In calculating the participation rate, we will identify CFIs based upon the CFI asset cap for 2012, credit union members as of January 1, 2012, plus any CFIs or credit unions that are approved for membership or targeted for a recruitment call during 2012.

(4)
MPP production, including Federal Housing Administration ("FHA"), will be the amount of all conventional master delivery contracts traded in 2012. Assumes no capital requirement for MPP. It also assumes no material change in MPP authority under the Finance Agency's regulation, policy, or law. When calculating achievement between the minimum threshold and the performance maximum, no single member can account for more than 25% of conventional production.

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

(7)
There are five qualifying Information Technology goals to complete in 2012, relating to the completion of certain processes of the Core Banking System project and the achievement of specified performance and certain milestones on other specific Information Technology initiatives. Status and reporting on these technology projects to be provided in writing by the Chief Information Officer and confirmed by the Executive Vice President - Chief Financial Officer.

(8)
Total Retained Earnings divided by mortgage assets, measured at the end of each month. Calculated each month as Total Retained Earnings divided by the sum of the carrying value of the MBS and MPP portfolios. The year-end calculation will be the simple average of 12 month-end calculations.

(9)	As per the board of directors meeting schedule, provide the board of directors the CRM memo and present the Annual Risk Assessment Report.

(10)	Chief Risk Officer ("CRO") will propose and President - CEO will evaluate whether to categorize these as special and whether work product was acceptable to count toward this goal.

(11)	For Level I Participants other than those in CRM and Internal Audit.

The percent of base salary that an NEO may have earned for certain target achievement levels and the actual percent of base salary payout achieved are presented below:

2012 Incentive Plan - Annual Award Performance Period
% of Earned Base Salary By Target Achievement Level
Paid in 2013

				Actual Payout
NEO	Threshold	Target	Maximum	% of Earned Base Salary	Amount (1)
Milton J. Miller, II	25%	37.5%	50%	45.5%	$274,372
Cindy L. Konich	15%	25%	35%	31.4%	120,215
Jonathan R. West	15%	25%	35%	31.4%	108,529
Sunil U. Mohandas	15%	25%	35%	33.2%	91,945
K. Lowell Short, Jr.	15%	25%	35%	31.4%	80,232

(1)	These amounts were paid on March 8, 2013.

Pursuant to the Incentive Plan, on November 15, 2012, the board of directors established Annual Award Performance Period Goals for 2013 for Level I Participants relating to specific mission goals for our Profitability, Member Products, the core banking solution ("CBS") implementation and CRM performance. The weights and specific goals for each 2013 mission goal are presented below ($ amounts in millions).

2013 Mission Goals	Weighted Value (10)	Weighted Value (CRM)	Threshold	Target	Maximum
Profitability:
Potential Dividend over our Cost of Funds (1)	25%	15%	250 bps	504 bps	600 bps
Member Products:
Member Advance Growth (2)	10%	5%	1%	3%	8%
Advance Special Activity (3)	5%	5%	6 points	9 points	12 points
MPP Production (4)	10%	5%	$750	$1,250	$1,750
New or Reactivated Traders (5)	5%	5%	18 points	24 points	30 points
CBS (6)	20%	20%	TDRA Operational (11)	CBS Core Calypso Production-Ready by December 31, 2013 (12)	CBS Core Calypso in Production by December 31, 2013 (13)
CRM:
Retained Earnings (7)	10%	10%	4.00%	4.15%	4.30%
CRM Memo (8)	5%	10%	2 memos	4 memos	5 memos
ORM Reports and IS Reports	5%	5%	2 ORM reports, and 1 IS report	3 ORM reports, and 2 IS reports	4 ORM reports, and 3 IS reports
Special Risk Assessments, Risk Analysis or Risk Process Improvements (9)	5%	20%	2	4	6

(1)
Profitability, for purposes of this goal, is defined as the potential dividend rate in excess of the Bank's cost of funds rate. The potential dividend rate is the Bank's adjusted net income rate. Adjusted net income is defined as GAAP net income:(i) adjusted for the effects of current and prior period Advance prepayments and debt extinguishments, (ii) adjusted for the effects of any mark-to-market adjustments and certain other effects from derivatives and hedging activities, (iii) increased by the interest expense on MRCS, and (iv) reduced by the effects of the JCE Agreement. The Bank's adjusted net income rate is the adjusted net income, as defined above, as a percentage of average total regulatory capital stock. Assumes no material change in investment authority under Finance Agency's regulation, policy or law.

(2)
Member advances are calculated as the growth in the average daily balance of advances outstanding to members at par. Average daily balances are used instead of point-in-time balances to eliminate point-in-time activity that may occur and to reward for the benefit of the income earned on advances balances while outstanding. Members that become non-members during 2013 will be excluded from the calculation.

(3)
For each Advance Special offering (i.e., each advance offering communicated to members on special terms), one (1) point is earned for an Advance Special offering if at least five (5) members participate in the offering for a combined total of $20 million or more.

(4)
MPP production, including FHA and conventional, will be the amount of all Mandatory Delivery Contracts traded in 2013. Assumes no capital requirement for MPP. Excludes Mortgage Partnership Finance. It also assumes no material change in MPP authority under Finance Agency's regulation, policy, or law. When calculating achievement between the minimum threshold and the performance maximum, no single member can account for more than 25% of conventional production.

(5)
One (1) point is earned for entering into an MPP transaction with each member that has never traded or not traded with MPP within the previous 12 months of their 2013 trade. Two (2) points are earned for entering into an MPP transaction with each member that has not engaged in such a transaction for sixty (60) or more days (a “Fading Member”). Two points may be earned on a Fading Member only one time per member.

(6)
Status and reporting on these technology projects and their attainment to be provided in writing by the Chief Information Officer ("CIO") and confirmed by the Executive Vice President - Chief Operating Officer - Chief Financial Officer ("EVP-COO-CFO"). The CIO and the EVP-COO-CFO will advise the Committee of unanticipated developments that could be anticipated to materially change the Bank's ability to achieve this goal.

(7)
Total Retained Earnings divided by mortgage assets, measured at the end of each month. Calculated each month as Total Retained Earnings divided by the sum of the carrying value of the MBS and AMA assets portfolios. The year-end calculation will be the simple average of 12 month-end calculations.

(8)	As per the board meeting schedule, provide the board the CRM memo.

(9)	CRO will propose and CEO will evaluate whether to categorize these as special and whether work product was acceptable to count toward this goal.

(10)	For Level I Participants other than those in CRM and Internal Audit.

(11)
Threshold level is met if: (i) Treasury Derivative Risk Analytics (“TDRA”) platform is operational; (ii) Calypso Risk Management Platform is operating on a stable environment; (iii) Treasury has completed the validation and calibration to market; and (iv) Risk Management Reporting is available to Treasury.

(12)	Target level is met if CBS Core Calypso Convergence Points in Production Ready status by December 31, 2013.

(13)	Maximum level is met if CBS Core Calypso Convergence Points are in production by December 31, 2013.

The weights and specific goals for the 2013 Performance Period differ from those used for the 2012 Performance Period, primarily with respect to the minimum, target and maximum performance levels for Profitability (as defined), Advances growth, MPP production and the CBS project. The minimum, target and maximum performance levels for Profitability were increased for 2013 compared to 2012 to more closely align those performance levels with our strategic financial forecast. Further, the reduction in the weighted value for Profitability for 2013 compared to 2012 (from 30% to 25%) coincides with an increase in the weighted value of the CBS project goal to demonstrate our commitment to achieving significant milestones in that project.

In addition, under the Incentive Plan, the board of directors has established Deferred Award Performance Goals for Level I Participants for the three-year period covering calendar years 2014 through 2016, relating to our profitability, retained earnings and prudential management objectives for the period. The mission goals, weighted values and performance levels for the 2014-2016 Deferred Award Performance Period are the same as those previously established by the board of directors for the 2013-2015 Deferred Award Performance Period and are as follows:

2014-2016 Incentive Mission Goals	Weighted Value (3)	Weighted Value (CRM)	Minimum Threshold (4)	Target (4)	Maximum (4)
Profitability:
Potential Dividend over our Cost of Funds (1)	35%	35%	25 bps	50 bps	150 bps
Retained Earnings (2)	35%	35%	3.5%	3.9%	4.3%
Prudential	30%	30%	Achieve 2 Prudential Standards	(5)	Achieve all 3 Prudential Standards
Maintain a regulatory capital-to-assets ratio of at least 4.16% as measured on each quarter-end for calendar years 2014 through 2016
Without Board pre-approval, do not purchase more than $2.5 billion of conventional AMA assets per plan year
Award to Bank members the annual AHP funding requirement in each plan year

(1)
Profitability, for purposes of this goal, is defined as the potential dividend rate in excess of the Bank's cost of funds rate. The potential dividend rate is the Bank's adjusted net income rate. Adjusted net income is defined as GAAP net income: (i) adjusted for the effects of current and prior period Advance prepayments and debt extinguishments, (ii) adjusted for the effects of any mark-to-market adjustments and certain other effects from derivatives and hedging activities, (iii) increased by the interest expense on MRCS, and (iv) reduced by the effects of the JCE Agreement. The Bank's adjusted net income rate is the adjusted net income, as defined above, as a percentage of average total regulatory capital stock, using a simple annual average over the three-year period. Assumes no material change in investment authority under Finance Agency's regulation, policy or law.

(2)
Total Retained Earnings divided by mortgage assets, measured at the end of each month. Calculated each month as Total Retained Earnings divided by the sum of the carrying value of the MBS and AMA assets portfolios. The calculation will be the simple average of 36 month-end calculations.

(3)	For Level I Participants other than those in CRM and Internal Audit.

(4)
Deferred Awards are subject to additional Performance Goals for the Deferral Performance Period. Depending on the Bank's performance during the Deferral Performance Period, the Final Award will be worth 75% at Threshold, 100% at Target or 125% at Maximum of the original amount.

(5)	There is no target goal.

The Incentive Plan provides that a termination of service of a Level I Participant during a Performance Period may result in the forfeiture of the Participant's award. The Incentive Plan recognizes certain exceptions to this general rule, if the termination of service is (i) due to the Level I Participant's death, "Disability," or "Retirement"; (ii) for "Good Reason"; or (iii) without "Cause" due to a "Reduction in Force" (in each case as defined in the Incentive Plan). If one of these exceptions applies, a Level I Participant's Annual Award, Deferred Awards or Gap Year Award generally will be treated as earned and vested, based on certain assumptions with respect to our achievement of applicable performance goals for the applicable Performance Period.

The Incentive Plan further provides that, if a "Reorganization" of our Bank occurs (as defined in the Incentive Plan), any portion of a Level I Participant's Annual Award or Deferred Award that has not otherwise become earned and vested as of the date of the Reorganization will be treated as 100% earned and vested effective as of the date of the Reorganization, based on the assumption that we would have achieved the performance goals at the Target achievement level for the Performance Period and/or the Deferral Performance Period.

The Incentive Plan also amends our 2009, 2010 and 2011 LTIs by revising the definition of "Retirement," as used in those prior plans, to conform to the Incentive Plan's definition of that term for purposes of determining if an employee has retired beginning on or after January 1, 2012. Each of those prior plans, as amended, survives the adoption of the Incentive Plan.

The Incentive Plan provides that awards may be reduced or forfeited in certain circumstances. If, during the Deferral Performance Period, we realize actual losses or other measures or aspects of performance related to the Performance Period or Deferral Performance Period that would have caused a reduction in the final award for the Performance Period or Deferral Performance Period, the remaining amount of the final award to be paid at the end of the Deferral Performance Period will be reduced to reflect this additional information. In addition, if a Participant violates the non-solicitation agreement with our Bank, the Participant's entire unpaid vested and unvested awards will be forfeited effective as of the date the board of directors determines such violation occurred. Further, all or a portion of an award may be forfeited at the direction of the board of directors if we have failed to remediate to the satisfaction of the board of directors an unsafe or unsound practice or condition (as identified by the Finance Agency) that is material to our financial operation and within the Level I Participant's area(s) of responsibility. Under such circumstances, the board of directors may also direct the cessation of payments for a vested award. Moreover, the board of directors may reduce or eliminate an award that is otherwise earned but not yet paid if the board of directors finds that a serious, material safety-soundness problem, or a serious, material risk-management deficiency exists at our Bank, or if (i) operational errors or omissions result in material revisions to (a) the financial results, (b) information submitted to the Finance Agency, or (c) data used to determine incentive payouts; (ii) submission of material information to the SEC, Office of Finance and/or Finance Agency is significantly past-due; or (iii) our Bank fails to make sufficient progress, as determined by the board of directors, in the timely remediation of significant examination, monitoring and other supervisory findings.

In accordance with Finance Agency directives, we have submitted the Incentive Plan (including the above-described performance goals established by the board of directors on November 15, 2012) to the Director of the Finance Agency for review. On March 5, 2013, the Finance Agency provided comments on the Incentive Plan, which will be reviewed by our board of directors.

Retirement Benefits. We have established and maintain a comprehensive retirement program for NEOs. During 2012, we provided qualified and non-qualified defined benefit plans and a qualified defined contribution plan. The benefits provided by these plans are components of the total compensation opportunity for NEOs. The board of directors believes that these plans serve as valuable retention tools and provide significant tax deferral opportunities and resources for the participants' long-range financial planning. These plans are discussed below.

Pension and Thrift Plans. Our retirement program is comprised of two qualified retirement plans: the Pentegra Defined Benefit Pension Plan for Financial Institutions ("DB Plan") (for eligible employees hired before February 1, 2010) and the Pentegra Defined Contribution Retirement Savings Plan for Financial Institutions ("DC Plan") (for all employees).

In response to federal legislation which imposes restrictions on the retirement benefits otherwise earned by executives, in 1993 and 1994 we established two non-qualified benefit equalization plans: the Supplemental Executive Retirement Plan ("SERP") and the Supplemental Executive Thrift Plan ("SETP"). In order to grandfather the SERP and SETP under the laws in effect prior to the effective date of the Internal Revenue Code ("IRC") Section 409A regulations, both the SERP and SETP plans were frozen, effective December 31, 2004, and are now referred to as the "Frozen SERP" and "Frozen SETP," respectively. A separate SERP (as amended and restated effective January 1, 2008) ("2005 SERP") and a separate SETP (as amended and restated effective January 1, 2008) ("2005 SETP") were established effective January 1, 2005, to conform to the Section 409A regulations. The Frozen SERP and 2005 SERP are collectively referred to as the "SERPs" and the Frozen SETP and the 2005 SETP are collectively referred to as the "SETPs." The SETPs were terminated effective December 23, 2009, and all account balances under the SETPs were distributed to participants in lump-sum payments in 2010. In addition to the NEOs, certain other officers were eligible to participate in the 2005 SETP and are eligible to participate in the 2005 SERP.

These retirement plans have all been amended and restated from time to time to comply with changes in laws and regulations of the Internal Revenue Service ("IRS") and to modify certain benefit features. As described in more detail in the next section, the DB Plan was frozen as of February 1, 2010, with the result that only employees hired before that date (including all NEOs) are eligible to participate in the DB plan.

The DB Plan and SERPs provide benefits based on a combination of a participant's length of service, age and annual compensation, except as described below for Mr. Miller. The DC Plan provides benefits based upon amounts deferred by the participant and employer matching contributions based upon the amount of the deferral and compensation.

DB Plan and SERP. All employees who met the eligibility requirements and were hired before February 1, 2010, including the NEOs, participate in the DB Plan, a tax-qualified, multiple employer defined benefit pension plan. The plan neither requires nor permits employee contributions. Participants' pension benefits vest upon completion of five years of service. Benefits are based upon compensation up to the annual compensation limit under the IRC, which was $250,000 in 2012. In addition, benefits payable to participants in the DB Plan may not exceed a maximum benefit limit under the IRC, which in 2012 was $200,000, payable as a single life annuity at normal retirement age. The SERPs, as non-qualified retirement plans, restore retirement benefits that a participant would otherwise receive, absent these limitations imposed by the IRC. In this respect, the SERPs are an extension of our retirement commitment to our NEOs as highly-compensated employees because they preserve and restore the full pension benefits that are not payable from the DB Plan, due to IRC limitations regarding compensation, years of service or benefits payable.

In determining whether a participant is entitled to a restoration of retirement benefits, the SERPs utilize the identical benefit formula applicable to the DB Plan. In the event that the benefit payable from the DB Plan has been reduced or otherwise limited due to IRC limitations, the participant's lost benefits are payable under the terms of the SERPs.

In connection with an early retirement option offered in late 2006, Mr. Miller elected to retire effective December 29, 2006, and was granted an early retirement benefit. This early retirement benefit included an additional three years of service and three years of age ("3+3") for purposes of calculating his accrued benefit under the DB Plan and the SERPs. On July 16, 2007, Mr. Miller was re-hired as our President - CEO. At that time, all scheduled future payments from the SERPs were suspended until Mr. Miller retires again. Mr. Miller is eligible to participate in and accrue additional benefits under the DB Plan and the 2005 SERP (but not the Frozen SERP, because accruals to it were frozen as of December 31, 2004). The DB Plan benefit to be paid to Mr. Miller upon his future retirement will include the value of the early retirement benefit (3+3) but will also automatically be reduced under the terms of the DB Plan by the lump sum benefit of $1,230,601 he received from the DB Plan when he retired in 2006. The Frozen SERP benefit to be paid to Mr. Miller upon his future retirement will include the value of the early retirement benefit but will also automatically be reduced under the terms of the Frozen SERP to take into account the one installment payment of $308,231 that Mr. Miller has already received under the Frozen SERP, and will be reduced by an additional $450,000, which represents the amount determined by the board of directors to approximate the after-tax value of the additional benefit Mr. Miller received under the early retirement option. The Frozen SERP benefit will be increased by interest earned at the annual rate of 4.86% from December 31, 2004 (the date on which the Frozen SERP was frozen) to the date of payment following Mr. Miller's future retirement. The 2005 SERP provides that Mr. Miller's benefit upon his future retirement will include the value of the early retirement benefit and will be reduced to take into account his receipt of a lump sum payout of $1,242,282 (for a total SERP payout of $1,550,513) from his 2006 retirement. The 2005 SERP benefit will be increased by interest earned at the annual rate of 4.69% from February 1, 2007 (the date of the above-referenced installment payment) to the date of payment following Mr. Miller's future retirement. In addition, if a payment were to become due to Mr. Miller under the terms of his Key Employee Severance Agreement, the portion of that payment attributable to his 2005 SERP benefits would be calculated as if he had three years added to his age and had an additional three years of benefit service. For more information concerning Mr. Miller's Key Employee Severance Agreement, please refer to Potential Payments Upon Termination or Change in Control herein.

The DB Plan was amended, effective for all employees hired on or after July 1, 2008, to provide a reduced benefit. All eligible employees hired on or before June 30, 2008 (including four of our NEOs) were grandfathered under the benefit formula and the terms of the DB Plan in effect as of June 30, 2008 ("Grandfathered DB Plan") and are eligible to continue under the Grandfathered DB Plan, subject to future plan amendments made by the board of directors. All eligible employees hired on or after July 1, 2008 and before February 1, 2010 (including one of our NEOs) are enrolled in the amended DB Plan ("Amended DB Plan"). Thus, as of December 31, 2012, all NEOs are enrolled in either the Grandfathered DB Plan or the Amended DB Plan and are eligible to participate in the SERP. The following sections describe the differences in benefits included in these plans.

Grandfathered DB Plan. The following table shows estimated annual benefits payable upon retirement at age 65 by combining the Grandfathered DB Plan and the SERPs. The estimated annual benefits are calculated in accordance with the formula currently in effect for specified years of service and compensation for individuals participating in both plans, and hired prior to July 1, 2008:

Sample High 3-Year Average Compensation	Annual Benefits Payable at age 65 Based on Years of Benefit Service
	15	20	25	30	35	40
$300,000	$112,500	$150,000	$187,500	$225,000	$262,500	$300,000
400,000	150,000	200,000	250,000	300,000	350,000	400,000
500,000	187,500	250,000	312,500	375,000	437,500	500,000
600,000	225,000	300,000	375,000	450,000	525,000	600,000
700,000	262,500	350,000	437,500	525,000	612,500	700,000
800,000	300,000	400,000	500,000	600,000	700,000	800,000
900,000	337,500	450,000	562,500	675,000	787,500	900,000

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

•
Retirement benefits from the Frozen SERP may be paid in the form of a lump sum payment or annual installments up to 20 years or a combination of lump sum and annual payments. Retirement benefits from the 2005 SERP may be paid in the form of a lump sum payment or annual installments up to 20 years, or a combination of lump sum and annual payments. The benefits due from the SERPs are paid out of a grantor trust that we have established or out of our general assets. The assets of the grantor trust are subject to the claims of our general creditors.

•
Retirement benefits from the DB Plan are paid in the form of a lump sum, annuity, or a combination of the two, at the election of the retiree at the time of retirement. Any payments involving a lump sum are subject to spousal consent.

The 2005 SERP was amended in 2008 to clarify that, for employees hired on or after July 1, 2008 who have previously accrued Pentegra retirement benefits, the 2005 SERP will only restore benefits earned while at our Bank. The 2005 SERP was also amended in 2008 to reflect the conforming changes otherwise reflected in the July 1, 2008 board of directors' resolution, including the decision not to include as compensation any LTI payments or any compensation deferred from a prior year when calculating the benefit payable under the 2005 SERP.

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

Eligible compensation in the DC Plan is defined as base salary. A participant in the DC Plan may elect to contribute up to 50% of eligible compensation, subject to the following limits. Under IRS regulations, in 2012 an employee could contribute up to $17,000 of eligible compensation on a pre-tax basis, and an employee age 50 or over could contribute up to an additional $5,500 on a pre-tax basis. Participant contributions over that amount may be made on an after-tax basis. A total of $50,000 per year may be contributed to a participant's account, including our matching contribution and the participant's pre-tax and after-tax contributions. In addition, no more than $250,000 of annual compensation may be taken into account in computing eligible compensation. The amount deferred on a pre-tax basis will be taxed to the participant as ordinary income when distributed from the DC Plan. The plan permits participants to self-direct the investment of their DC Plan accounts into one or more investment funds. All returns are at the market rate of the related fund.

Effective October 1, 2010, an amendment to the DC Plan permits a participant (in addition to making pre-tax elective deferrals) to fund a separate "Roth Elective Deferral Account" (also known as a "Roth 401(k)") with after-tax contributions. A participant may make both pre-tax and Roth 401(k) contributions, subject to the limitations described in the previous paragraph. All Bank contributions will be allocated to the participant's safe-harbor account, subject to the maximum match amount described above. Under current IRS rules, withdrawals from a Roth 401(k) account (including investment gains) are tax-free after the participant reaches age 59 1/2 and if the withdrawal occurs at least five years after January 1 of the first year in which a contribution to the Roth 401(k) account occurs. Effective December 10, 2010, the Bank elected to allow in-plan Roth conversions. This allows participants to convert certain vested contributions into Roth contributions similar to a Roth Individual Retirement Account conversion.

Perquisites and Other Benefits. We offer the following additional perquisites and other benefits to all employees, including the NEOs, under the same terms and conditions:

•	medical, dental, and vision insurance (subject to employee expense sharing);

•	vacation leave, which increases based upon officer title and years of service;

•	life and long-term disability insurance;

•	travel insurance;

•	educational assistance; and

•	employee relocation assistance, where appropriate, for new hires.

In addition, we provide as a benefit to the NEOs companion travel to board of directors meetings and preapproved industry activities (limited to two events per year).

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

Summary Compensation Table for 2012

Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation (1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (2)	All Other Compensation (3)	Total
(a)	(b)	(c)	(g)	(h)	(i)	(j)
Milton J. Miller, II President - CEO (PEO)	2012	$603,513	$486,663	$1,317,000	$15,105	$2,422,281
	2011	555,438	504,294	2,083,000	14,805	3,157,537
	2010	534,066	512,278	872,000	14,914	1,933,258
Cindy L. Konich Executive Vice President - COO - CFO (PFO)	2012	383,218	205,134	842,000	15,107	1,445,459
	2011	369,018	195,861	1,264,000	14,803	1,843,682
	2010	337,192	201,056	650,000	14,835	1,203,083
Jonathan R. West Executive Vice President -COO - Business Operations	2012	345,963	186,565	656,000	15,097	1,203,625
	2011	333,138	177,849	987,000	14,793	1,512,780
	2010	307,390	181,816	333,000	14,823	837,029
Sunil U. Mohandas Senior Vice President - Chief Risk Officer	2012	277,067	161,843	217,000	15,078	670,988
	2011	264,342	97,764	276,000	14,774	652,880
	2010	254,176	96,237	122,000	14,802	487,215
K. Lowell Short, Jr. Senior Vice President - Chief Accounting Officer	2012	255,760	143,014	54,000	15,072	467,846
	2011	244,010	125,123	44,000	14,709	427,842

(1)	The Non-Equity Incentive Plan Compensation table below shows the components of the "Non-Equity Incentive Plan Compensation" column and the dates that these amounts were paid.

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

(3)	The All Other Compensation table below shows the components of the "All Other Compensation" column.

Non-Equity Incentive Plan Compensation - 2012

		Annual Incentive (1)		Deferred Incentive (2)		Total
						Non-Equity
Name	Year	Amounts Earned	Date Paid	Amounts Earned	Date Paid	Incentive Compensation
Milton J. Miller, II	2012	$274,372	3/8/2013	$212,291	3/8/2013	$486,663
	2011	344,850	3/9/2012	159,444	3/9/2012	504,294
	2010	347,276	2/25/2011	165,002	2/25/2011	512,278
Cindy L. Konich	2012	120,215	3/8/2013	84,919	3/8/2013	205,134
	2011	132,083	3/9/2012	63,778	3/9/2012	195,861
	2010	135,053	2/25/2011	66,003	2/25/2011	201,056
Jonathan R. West	2012	108,529	3/8/2013	78,036	3/8/2013	186,565
	2011	119,240	3/9/2012	58,609	3/9/2012	177,849
	2010	121,916	2/25/2011	59,900	2/25/2011	181,816
Sunil U. Mohandas	2012	91,945	3/8/2013	69,898	3/8/2013	161,843
	2011	97,764	3/9/2012	(a)	(a)	97,764
	2010	96,237	2/25/2011	(b)	(b)	96,237
K. Lowell Short, Jr. (3)	2012	80,232	3/8/2013	62,782	3/8/2013	143,014
	2011	87,339	3/9/2012	37,784	3/9/2012	125,123

(1)	Prior to 2012, the annual incentive plan was known as the STI.

(2)	Prior to 2012, the deferred incentive plan was known as the LTI.

(3)	Mr. Short's LTI payout for the 2009-2011 performance period has been prorated for his partial year of employment with the Bank in 2009.

(a)	Mr. Mohandas was not a participant in the 2009-2011 LTI.

(b)	Mr. Mohandas was not a participant in the 2008-2010 LTI.

All Other Compensation - 2012

		Bank Contribution	Bank Portion of	Total
		to	Life Insurance	All Other
Name	Year	DC Plan	Premiums	Compensation
Milton J. Miller, II	2012	$15,000	$105	$15,105
	2011	14,700	105	14,805
	2010	14,700	214	14,914
Cindy L. Konich	2012	15,000	107	15,107
	2011	14,700	103	14,803
	2010	14,700	135	14,835
Jonathan R. West	2012	15,000	97	15,097
	2011	14,700	93	14,793
	2010	14,700	123	14,823
Sunil U. Mohandas	2012	15,000	78	15,078
	2011	14,700	74	14,774
	2010	14,700	102	14,802
K. Lowell Short, Jr.	2012	15,000	72	15,072
	2011	14,641	68	14,709

There were no other perquisites or benefits that are available to the NEOs that are not available to all other employees and that are valued at greater than $10,000, either individually or in the aggregate.

Annual Incentive Compensation

Grants of Plan-Based Awards Table for 2012

	Estimated Future Payouts Under Non-Equity Incentive Plans
Name	Plan Name	Grant Date (1)	Threshold (2) (3)	Target	Maximum
(a)		(b)	(c)	(d)	(e)
Milton J. Miller, II	Incentive Plan - Annual	12/1/2011	$1,509	$226,317	$301,757
	Incentive Plan - Deferred	12/1/2011	205,779	274,372	342,965
Cindy L. Konich	Incentive Plan - Annual	12/1/2011	575	95,805	134,126
	Incentive Plan - Deferred	12/1/2011	90,162	120,215	150,269
Jonathan R. West	Incentive Plan - Annual	12/1/2011	519	86,491	121,087
	Incentive Plan - Deferred	12/1/2011	81,396	108,529	135,661
Sunil U. Mohandas	Incentive Plan - Annual	12/1/2011	831	69,267	96,973
	Incentive Plan - Deferred	12/1/2011	68,959	91,945	114,931
K. Lowell Short, Jr.	Incentive Plan - Annual	12/1/2011	384	63,940	89,516
	Incentive Plan - Deferred	12/1/2011	60,174	80,232	100,290

(1)	The Incentive Plan - Annual was paid on March 8, 2013 and the Incentive Plan - Deferred is payable in 2016.

(2)
The Incentive Plan - Annual threshold payout is the amount expected to be paid when meeting the minimum threshold for the smallest component of each of the 11 components of the 2012 Annual Award Performance Period Goals. If the minimum threshold for the lightest weighted of the 11 components was achieved, but the minimum threshold for any of the other components was not reached, the payout would be 0.25% of the eligible payout for the CEO, 0.15% for Ms. Konich, Mr. West, and Mr. Short, and 0.30% for Mr. Mohandas (0.25% x earned base pay for Mr. Miller and 0.15% x earned base pay for Ms. Konich, Mr. West, and Mr. Short, and 0.30% for Mr. Mohandas) resulting in a cash payout as noted above in column (c). There was no guaranteed payout under the 2012 Annual Award provisions of the Incentive Plan. Therefore, the minimum that could be paid out under this plan is $0 for each NEO. The Non-Equity Incentive Plan Compensation table above shows the amounts actually earned and paid under the 2012 Annual Award provisions of the Incentive Plan.

(3)
The Incentive Plan - Deferred threshold payout is based upon the amount earned under the Incentive Plan - Annual and is further dependent on attaining the minimum threshold over the 3-year deferral period (2013-2015). The threshold is the amount expected to be paid when meeting the minimum threshold for achievement under the Deferred Award provisions of the Incentive Plan over the 3-year period. Depending on our performance during the Deferral Performance Period, the Final Award will be worth 75% at Threshold, 100% at Target or 125% at Maximum of the original amount of the Deferred Award (from the 2012 Incentive Plan - Annual Award Performance Period table above). There is no guaranteed payout under the Deferred Award provisions of the Incentive Plan. Therefore, the minimum that could be paid out under this plan is $0 for each NEO.

Retirement Benefits

Pension Benefits Table for 2012

Name	Plan Name	Number of Years of Credited Service (1)	Present Value of Accumulated Benefits	Payments During Last Fiscal Year
(a)	(b)	(c)	(d)	(e)
Milton J. Miller, II	DB Plan	35	$782,000	$—
	SERP	35	6,042,000	—
Cindy L. Konich	DB Plan	28	1,720,000	—
	SERP	28	2,740,000	—
Jonathan R. West	DB Plan	26	1,653,000	—
	SERP	26	1,913,000	—
Sunil U. Mohandas	DB Plan	9	610,000	—
	SERP	9	257,000	—
K. Lowell Short, Jr.	DB Plan	2	80,000	—
	SERP	2	26,000	—

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

The present value of the accumulated benefits is based upon a retirement age of 65, using the RP 2000 mortality table projected five years, a discount rate of 4.05% for the DB Plan, and a discount rate of 3.90% for the SERPs for 2012.

Potential Payments Upon Termination or Change in Control.

Severance Pay Plan. The board of directors has adopted a Severance Pay Plan that pays the NEOs, upon a qualifying termination as described below, up to a maximum 52 weeks of base pay computed at the rate of 4 weeks of severance pay for each year of service with a minimum of 8 weeks of base pay to be paid. In addition, the plan pays a lump sum amount equal to the NEOs' cost to maintain health insurance coverage under the Consolidated Omnibus Budget Reconciliation Act ("COBRA") for the time period applicable under the severance pay schedule. The Severance Pay Plan may be amended or eliminated by the board of directors at any time. This plan does not apply to NEOs who have a Key Employee Severance Agreement (discussed below) with the Bank, if a qualifying event has triggered payment under the terms of the Key Employee Severance Agreement. However, if an NEO's employment is terminated, but a qualifying event under a Key Employment Severance Agreement has not occurred (i.e., if the NEO's employment is terminated as part of a reduction in force that is not associated with a change in control), the provisions of the Severance Pay Plan apply. As of the date of this Report, all of our NEOs have a Key Employee Severance Agreement with our Bank.

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

The following table includes the amounts to be paid to the NEOs under the Severance Pay Plan if triggered as of December 31, 2012, absent a qualifying event that would result in payments under the respective Key Employee Severance Agreement:

	Months of	Cost of	Weeks of	Cost of	Total
NEO	COBRA	COBRA	Salary	Salary	Severance
Milton J. Miller, II	12	$19,805	52	$605,436	$625,241
Cindy L. Konich	12	19,805	52	383,786	403,591
Jonathan R. West	12	19,805	52	346,476	366,281
Sunil U. Mohandas	10	16,504	40	213,520	230,024
K. Lowell Short, Jr.	3	3,471	13	64,058	67,529

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

The Key Employee Severance Agreement with Mr. Miller was entered into in 2010 following a review by the Finance Agency, conducted pursuant to the Bank Act and applicable Finance Agency directives. Ms. Konich's agreement was entered into during 2007. Mr. West's agreement was first entered into in 2001, and was amended by the board of directors in 2005 and again in 2007.

The agreements with Mr. Miller, Ms. Konich, and Mr. West contain certain common features. The agreements provide each of them with coverage under our medical and dental insurance plans in effect at the time of termination for 36 months (subject to the NEO paying the employee portion of the cost of such coverage). Under the terms of their agreements, Mr. Miller, Ms. Konich, and Mr. West are each entitled to a lump sum payment equal to a multiplier of the NEO's three preceding calendar years':

•	base salary (less salary deferrals), bonus, and other cash compensation;

•	salary deferrals and employer matching contributions to the DC Plan; and

•	taxable portion of automobile allowance, if any.

Mr. Miller's multiplier is 2.0, whereas Ms. Konich and Mr. West are entitled to a multiplier of 2.99, if they terminate for "good reason" during a period beginning 12 months before and ending 24 months after a reorganization, or if any of these three NEOs are terminated without "cause" within 12 months before and 24 months after a reorganization.

We do not believe payments to these NEOs under the agreements would be subject to the restriction on change-in-control payments under IRC Section 280G or the excise tax applicable to excess change-in-control payments because we are exempt from these requirements as a tax-exempt instrumentality of the United States government. If it is determined, however, that the NEO is liable for such excise tax payment, the agreement provides for a "gross-up" of the benefits to cover such excise tax payment. This gross-up is shown as a component of the value of the Key Employee Severance Agreement in the table below.

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

In January 2011, we offered Key Employee Severance Agreements to Mr. Mohandas and Mr. Short following a review by the Finance Agency conducted pursuant to the Bank Act and applicable Finance Agency directives. Under the terms of these agreements, if the NEO terminates for "good reason" within 24 months after a reorganization, or if the NEO is terminated without "cause" within 12 months before and 24 months after a reorganization, the NEO is entitled to a lump-sum payment equal to 1.0 times the average of his three preceding calendar years' base salary (inclusive of amounts deferred under a qualified or nonqualified plan) and bonus (inclusive of amounts deferred under a qualified or nonqualified plan), provided that, for any calendar year in which the NEO received base salary for less than the entire year, the gross amount shall be annualized as if such amount had been payable for the entire calendar year. In addition, our Bank would pay the NEO a dollar amount equal to the cash equivalent of our contribution for medical and dental insurance premiums for the NEO (and his spouse and dependents if they were covered at the time of termination) for a 12-month period, which the NEO may use to pay for continuation coverage under our medical and dental insurance policies in accordance with the requirements of the COBRA. If we were not in compliance with any applicable regulatory capital or regulatory leverage requirement at the time payment under the agreement becomes due, or if the payment would cause our Bank to fall below applicable regulatory requirements, the payment would be deferred until such time as we achieve compliance with such requirements.

If a reorganization of our Bank had triggered payments under any of the Key Employee Severance Agreements on December 31, 2012, the value of the payments for the NEOs would have been approximately as follows:

Provision (1)	Milton J. Miller, II	Cindy L. Konich	Jonathan R. West	Sunil U. Mohandas	K. Lowell Short, Jr.
1.0 times average of the 3 prior calendar years base salary and bonuses paid to the executive including salary and bonus accruals	N/A	N/A	N/A	$345,767	$336,447
2.0 times average of the 3 prior calendar years base salary, bonuses and other cash compensation paid to the executive except for salary deferrals which are included below	$1,916,490	N/A	N/A	N/A	N/A
2.99 times average of the 3 prior calendar years base salary, bonuses and other cash compensation paid to the executive except for salary deferrals which are included below	N/A	$1,497,337	$1,351,516	N/A	N/A
2.0 times average of the executive's salary deferrals and employer matching contributions under the DC Plan for the 3 prior calendar years	73,933	N/A	N/A	(a)	(a)
2.99 times average of the executive's salary deferrals and employer matching contributions under the DC Plan for the 3 prior calendar years	N/A	110,530	110,530	(a)	(a)
Additional amount under the SERP equal to the additional benefit calculated as if the executive were 3 years older and had 3 more years of credited service	1,402,273	773,289	688,148	(b)	(b)
Gross-up payment to cover any excise tax that is not ordinary federal income tax, if applicable	1,285,616	996,413	873,679	(b)	(b)
Medical and dental insurance coverage for 36 months	48,442	48,442	48,442	N/A	N/A
Lump sum payment of cash equivalent of medical and dental insurance coverage for 12 months	N/A	N/A	N/A	15,106	10,601
Reimbursement of reasonable accounting, legal, financial advisory, and actuarial services (2)	10,000	10,000	10,000	(b)	(b)
Total value of contract	$4,736,754	$3,436,011	$3,082,315	$360,873	$347,048

(1)	Items marked as "N/A" indicate that the NEO has a similar provision but a different payout calculation.

(2)	The amount of $10,000 for reimbursement of reasonable accounting, legal, financial advisory, and actuarial services is an estimate.

(a)	The Key Employee Severance Agreements for Mr. Mohandas and Mr. Short specify a multiplier on the gross salary and gross bonus amounts paid. Any salary deferrals have already been included.

(b)	The Key Employee Severance Agreements for Mr. Mohandas and Mr. Short do not include a provision for this severance coverage.

Compensation Risk

The HR Committee (as well as the Executive/Governance Committee with respect to the President - CEO's compensation) routinely reviews our policies and practices of compensating our employees, including non-executive officers, and have determined that none of such policies and practices result in any risk that is reasonably likely to have a material adverse effect on our Bank. Further, based on such reviews, the HR Committee and the Executive/Governance Committee believe that our plans and programs contain features which operate to mitigate risk and reduce the likelihood of employees engaging in excessive risk-taking behavior with respect to the compensation-related aspects of their jobs. In addition, the material plans and programs operate within a strong governance and review structure that serves and supports risk mitigation.

Director Compensation

In 2010, the Finance Agency adopted a final rule relating to director eligibility, elections and compensation and expenses. With respect to director compensation and expenses, the final rule provides that each FHLBank may pay its directors reasonable compensation for the time required of them and their necessary expenses in the performance of their duties, as determined by a compensation policy to be adopted annually by the FHLBank's board of directors. Payments under the compensation policy may be based on any factors that the board of directors determines reasonably to be appropriate, subject to the requirements of the final rule. The compensation policy is required to address the activities or functions for which director attendance or participation is necessary and which may be compensated, and shall explain and justify the methodology used to determine the amount of director compensation. The compensation paid by an FHLBank to a director is required to reflect the amount of time the director spent on official FHLBank business, subject to reduction as necessary to reflect lesser attendance or performance at board or committee meetings during a given year. Under the final rule, the Director of the Finance Agency reviews the compensation and expenses of FHLBank directors and has the authority to determine that the compensation and/or expenses paid to directors are not reasonable. In such case, the Director could order the FHLBank to refrain from making any further payments, provided, however, that such order would only be applied prospectively and would not affect any compensation earned but unpaid or expenses incurred but not yet reimbursed.

Following the publication of the final rule, we retained McLagan to provide market research data. On December 16, 2010 after consideration of the McLagan data, a director fee comparison among the FHLBanks and our ability to recruit and retain highly-qualified directors, our board of directors adopted a revised director compensation and travel expense policy for 2011. On November 17, 2011 our board of directors re-adopted the policy without material changes for 2012.

Under this policy, as in effect in 2012, compensation was comprised of per-day in-person meeting fees and quarterly retainers, subject to the combined fee cap shown below. The fees compensated directors for:

•	time spent reviewing materials sent to them on a periodic basis;

•	preparing for meetings;

•	actual time spent attending the meetings of our board of directors or its committees; and

•	participating in any other activities, such as attending new director orientations and director meetings called by the Finance Agency or the Council of FHLBanks.

Additional compensation was paid for serving as chair or vice chair of the board of directors or as chair of a board committee. Member marketing meetings and customer appreciation events were not counted in calculating the in-person meeting fee. Because we are a cooperative and only member institutions can own our stock, no director may receive equity-based compensation. Under the policy, director fees were paid at the end of each quarter.

The following table summarizes our 2012 director compensation policy:

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

(a)
For 2012, the Chair of our board of directors also served as Chair of the Executive/Governance Committee and was eligible for an additional $10,000 in excess of the Combined Annual In-Person and Quarterly Fee Cap.

Director Compensation Table for 2012

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

We provide various travel and accident insurance coverages for all of our directors, officers and employees. Our total annual premium for these coverages for all directors, officers and employees was $5,668 for 2012.
As noted above, we also reimburse directors or directly pay for reasonable travel and related expenses in accordance with the director compensation and travel reimbursement policy. Our policy is to reimburse directors for travel expenses of a spouse or guest accompanying the director to no more than two Bank-related travel events (including board of directors meetings) each year. Total travel and related expenses reimbursed to or paid for directors were $388,565, $359,243, and $353,668 for the years ended December 31, 2012, 2011, and 2010, respectively.

None of our directors received more than $10,000 of other compensation or benefits during 2012.

On December 13, 2012, our board of directors adopted a revised director compensation and expense reimbursement policy for 2013. Under this policy, compensation is comprised of per-day attendance fees for mandatory in-person events, per-call fees for participating in teleconference calls and quarterly retainer fees, subject to the combined fee cap shown below. The fees compensate directors for:

•	time spent reviewing materials sent to them on a periodic basis;

•	preparing for meetings and teleconference calls;

•	actual time spent attending the meetings and participating in the teleconference calls of our board of directors or its committees; and

•	participating in any other activities, such as attending new director orientations and director meetings called by the Finance Agency or the Council of FHLBanks.

Additional compensation is paid for serving as chair or vice chair of the board of directors or as chair of a board committee. Director per-day and per-call fees are subject to forfeiture and penalties in certain circumstances for excessive absences, as described in the policy. In addition, the policy authorizes a reduction of a director's quarterly retainer fee if a majority of disinterested directors determines that such director's performance, ethical conduct or attendance is significantly deficient. Member marketing meetings and customer appreciation events are not counted in calculating the in-person meeting fees. As noted above, because we are a cooperative and only member institutions can own our stock, no director may receive equity-based compensation. Under the policy for 2013, as in prior years, director fees are paid at the end of each quarter. In accordance with Finance Agency regulations, the policy, together with all supporting materials upon which the board of directors relied in determining the level of compensation and expenses to pay to the Bank's directors for 2013, has been provided to the Director of the Finance Agency for review.

The following table summarizes our 2013 director compensation policy:

Position	Per-call Fee	Per-day In-Person Fee	Quarterly Retainer Fee	Combined Annual Fee Cap	Additional Committee Chair Fee (1)
Chair	$250	$4,116	$13,750	$100,000	$—
Vice Chair	250	3,154	10,625	85,000	—
Audit Committee Chair	250	2,770	9,375	75,000	10,000
Finance Committee Chair	250	2,770	9,375	75,000	10,000
HR Committee Chair	250	2,770	9,375	75,000	10,000
Budget / Information Technology Committee Chair	250	2,770	9,375	75,000	10,000
Affordable Housing Committee Chair	250	2,770	9,375	75,000	10,000
Executive/Governance Committee Chair	250	2,770	9,375	75,000	10,000	(a)
Risk Oversight Committee Chair	250	2,770	9,375	75,000	10,000
All other directors	250	2,770	9,375	75,000	—

(1)	It has been the board of directors' practice to assign a director to only one Committee Chair.

(a)
For 2013, the Chair of our board of directors also serves as Chair of the Executive/Governance Committee and as such is eligible for an additional $10,000 in excess of the Combined Annual In-Person and Quarterly Fee Cap.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our regulatory capital stock as of February 28, 2013, by each shareholder that beneficially owned more than 5% of the outstanding shares of regulatory capital stock. Each shareholder named has sole voting and investment power over the shares beneficially owned.

Name and Address of Shareholder	Number of Shares Owned	% Outstanding Shares of Regulatory Capital Stock
Flagstar Bank, FSB - 5151 Corporate Drive, Troy, MI	3,017,366	17%
Jackson National Life Insurance Company - 1 Corporate Way, Lansing, MI	1,150,030	6%
Fifth Third Bank - 38 Fountain Square Plaza, Cincinnati, OH	967,906	5%
Citizens Bank - 328 South Saginaw Street, Flint MI	954,408	5%
Total	6,089,710	33%

The majority of our directors are officers and/or directors of our financial institution members. The following table sets forth the financial institution members that have one of its officers and/or directors serving on our board of directors as of February 28, 2013:

Name of Member	Director Name	Number of Shares Owned by Member	% of Outstanding Shares of Regulatory Capital Stock
Thumb National Bank & Trust	Paul C. Clabuesch	9,644	0.05%
River Valley Financial Bank	Matthew P. Forrester	45,954	0.25%
Mason State Bank	Timothy P. Gaylord	20,468	0.11%
STAR Financial Bank	Karen F. Gregerson	66,548	0.37%
First State Bank	James D. MacPhee	3,879	0.02%
Kalamazoo County State Bank	James D. MacPhee	2,268	0.01%
Home Bank SB	Dan L. Moore	27,818	0.15%
Lafayette Savings Bank, FSB	Jeffrey A. Poxon	31,846	0.18%
Monroe Bank & Trust	John L. Skibski	106,054	0.59%
Firstbank-Mount Pleasant	Thomas R. Sullivan	63,103	0.35%
Keystone Community Bank	Thomas R. Sullivan	9,556	0.05%
Peoples Federal Savings Bank	Maurice F. Winkler III	41,277	0.23%
Total		428,415	2.36%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As used in this Form 10-K, unless the context otherwise requires, the terms "we," "us," "our," and the "Bank" refer to the Federal Home Loan Bank of Indianapolis or its management. We use certain acronyms and terms throughout this section of the Form 10-K which are defined in the Glossary of Terms located in Item 15. Exhibits and Financial Statement Schedules.

Related Parties

We are a cooperative institution and owning shares of our Class B Stock is generally a prerequisite to transacting business with us. As such, we are wholly-owned by financial institutions that are also our customers (with the exception of shares held by former members, or their legal successors, in the process of redemption). In addition, our directors are elected by our members, and we conduct our business almost exclusively with our members. Therefore, in the normal course of business, we extend credit to members with officers or directors who may serve as our directors on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans to persons not related to our Bank (i.e., other members), and that do not involve more than the normal risk of collectability or present other unfavorable terms.

Also, in the normal course of business, some of our member directors and independent directors are officers of entities that may directly or indirectly participate in our AHP. In instances where an AHP transaction involves a member (or its affiliate) that owns more than 5% of the Bank's capital stock, a member with an officer or director who is a director of our Bank, or an entity with an officer, director or general partner who serves as a director of our Bank (and that has a direct or indirect interest in the AHP transaction), the AHP transaction is subject to the same eligibility and other program criteria and requirements as other AHP subsidies provided to all other entities and the Finance Agency regulations governing AHP operations.

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

Director Independence and Audit Committee

General. Our board of directors is required to evaluate and report on the independence of our directors under two distinct director independence standards. First, Finance Agency regulations establish independence criteria for directors who serve as members of our Audit Committee. Second, SEC rules require that our board of directors apply the independence criteria of a national securities exchange or automated quotation system in assessing the independence of its directors. As of the date of this Form 10-K, we have 18 directors: ten were elected or re-elected as member directors by our member institutions; and eight were elected or re-elected as "independent directors" by our member institutions pursuant to the Bank Act. None of our directors are "inside" directors, that is, none of our directors are employees or officers of our Bank. Further, our directors are prohibited from personally owning stock in our Bank. Each of the ten member directors, however, is a senior officer or director of an institution that is our member and is encouraged to engage in transactions with us on a regular basis.

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

As noted above, some of our directors who are “independent” (as defined in and for purposes of the Bank Act) are employed by companies that may from time to time have (or seek to have) limited business relationships with our Bank due to those companies' participation in projects funded in part through our Affordable Housing Program. None of those companies, however, has, or within the past three most recently completed fiscal years had, a relationship with us that resulted in payments to, or receipts from, the Bank in excess of the limits set forth in the NYSE independence standards. Moreover, any business relationship between those directors' respective companies and the Bank are established and conducted on the same terms and conditions provided to similarly-situated third parties. After applying the NYSE independence standards, our board determined that, as of the date of this Form 10-K, our eight directors (Ms. Narayanan and Messrs. Bradford, Hannigan, Liedholm, Logue, Long, Spoon, and Swank) who are "independent" directors, as defined in and for purposes of the Bank Act, are also independent from Bank management under the NYSE standards.

Based upon the fact that each member director is a senior officer or director of an institution that is a member of our Bank (and thus the member is an equity holder in our Bank), that each such institution routinely engages in transactions with us (which may include Advances, MPP and AHP transactions), and that such transactions occur frequently and are encouraged in the ordinary course of our business and our member institutions' respective businesses, our board of directors concluded for the present time that none of the member directors meet the independence criteria under the NYSE independence standards. It is possible that under a strict reading of the NYSE objective criteria for independence (particularly the criterion regarding the amount of business conducted with our Bank by the director's institution), a member director could meet the independence standard on a particular day. However, because the amount of business conducted by a member director's institution may change frequently, and because we generally desire to increase the amount of business we conduct with each member institution, it is inappropriate to draw distinctions among the member directors based upon the amount of business conducted with our Bank by any director's institution at a specific time.

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

SEC Rule Regarding Audit Committee Independence. The Exchange Act, as amended by HERA, requires the FHLBanks to comply with the substantive Audit Committee director independence rules applicable to issuers of securities pursuant to the rules of the Exchange Act. Those rules provide that, to be considered an independent member of an Audit Committee, the director may not be an affiliated person of the Exchange Act registrant. The term "affiliated person" means a person that directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, the registrant. The rule provides a "safe harbor," whereby a person will not be deemed an affiliated person if the person is not the beneficial owner, directly or indirectly, of more than 10% of any class of voting securities of the registrant. All of our Audit Committee member directors' institutions presently meet this safe harbor.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed for the years ended December 31, 2012, and 2011, by our independent registered public accounting firm, PricewaterhouseCoopers LLP ($ amounts in thousands):

	2012	2011
Audit fees	$619	$711
Audit-related fees	150	47
Tax fees	—	—
All other fees	—	—
Total fees	$769	$758

Audit fees were for professional services rendered for the audits of our financial statements. Audit-related fees were for assurance and related services primarily related to accounting consultations and control advisory services.

We are exempt from all federal, state, and local taxation, except real estate taxes. Therefore, no fees were paid for tax services during the years presented.

Our Audit Committee has adopted the Independent Accountant Pre-approval Policies and Procedures for the Audit Committee (the "Pre-approval Policy"). In accordance with the Pre-approval Policy and applicable law, our Audit Committee pre-approves audit services, audit-related services, tax services and non-audit services to be provided by our independent registered public accounting firm. Pre-approvals are valid until the end of the next calendar year, unless the Audit Committee specifically provides otherwise. On an annual basis, the Audit Committee reviews the list of specific services and projected fees for services to be provided for the next 12 months and pre-approves services as the Audit Committee deems necessary. Under the Pre-approval Policy, the Audit Committee may delegate pre-approval authority to one or more of its members. The Audit Committee has designated the Committee Chair as the member to whom such authority is delegated. Pre-approved actions by the Committee Chair as designee are reported to the Audit Committee at its next scheduled meeting. New services that have not been pre-approved by the Audit Committee that are in excess of the pre-approval fee level established by the Audit Committee must be presented to the entire Audit Committee for pre-approval.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following financial statements of the Federal Home Loan Bank of Indianapolis set forth in Item 8. above are filed as a part of this report.

Report of Independent Registered Public Accounting Firm
Statements of Condition as of December 31, 2012, and 2011
Statements of Income for the Years Ended December 31, 2012, 2011, and 2010
Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011, and 2010
Statements of Capital for the Years Ended December 31, 2012, 2011, and 2010
Statements of Cash Flows for the Years Ended December 31, 2012, 2011, and 2010
Notes to Financial Statements

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
Date: March 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ MILTON J. MILLER II	President - Chief Executive Officer	March 15, 2013
Milton J. Miller II
(Principal Executive Officer)

/s/ CINDY L. KONICH	Executive Vice President - Chief Operating Officer - Chief Financial Officer	March 15, 2013
Cindy L. Konich
(Principal Financial Officer)

/s/ K. LOWELL SHORT, JR.	Senior Vice President - Chief Accounting Officer	March 15, 2013
K. Lowell Short, Jr.
(Principal Accounting Officer)

/s/ PAUL C. CLABUESCH	Chair of the board of directors	March 15, 2013
Paul C. Clabuesch

/s/ JEFFREY A. POXON	Vice Chair of the board of directors	March 15, 2013
Jeffrey A. Poxon

/s/ JONATHAN P. BRADFORD	Director	March 15, 2013
Jonathan P. Bradford

/s/ MATTHEW P. FORRESTER	Director	March 15, 2013
Matthew P. Forrester

/s/ TIMOTHY P. GAYLORD	Director	March 15, 2013
Timothy P. Gaylord

/s/ KAREN F. GREGERSON	Director	March 15, 2013
Karen F. Gregerson

Signature	Title	Date

/s/ MICHAEL J. HANNIGAN, JR.	Director	March 15, 2013
Michael J. Hannigan, Jr.

/s/ CARL E. LIEDHOLM	Director	March 15, 2013
Carl E. Liedholm

/s/ JAMES L. LOGUE, III	Director	March 15, 2013
James L. Logue, III

/s/ ROBERT D. LONG	Director	March 15, 2013
Robert D. Long

/s/ JAMES D. MACPHEE	Director	March 15, 2013
James D. MacPhee

/s/ DAN L. MOORE	Director	March 15, 2013
Dan L. Moore

/s/ CHRISTINE COADY NARAYANAN	Director	March 15, 2013
Christine Coady Narayanan

/s/ JOHN L. SKIBSKI	Director	March 15, 2013
John L. Skibski

/s/ ELLIOT A. SPOON	Director	March 15, 2013
Elliot A. Spoon

/s/ THOMAS R. SULLIVAN	Director	March 15, 2013
Thomas R. Sullivan

/s/ LARRY A. SWANK	Director	March 15, 2013
Larry A. Swank

/s/ MAURICE F. WINKLER, III	Director	March 15, 2013
Maurice F. Winkler, III

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Organization Certificate of the Federal Home Loan Bank of Indianapolis, incorporated by reference to our Registration Statement on Form 10 filed on February 14, 2006

3.2*	Bylaws of the Federal Home Loan Bank of Indianapolis, incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on May 21, 2010

4*	Capital Plan of the Federal Home Loan Bank of Indianapolis, effective September 5, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on August 5, 2011

10.1*+	Federal Home Loan Bank of Indianapolis 2009 Executive Incentive Compensation Plan, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on August 13, 2009

10.2*+	Form of Key Employee Severance Agreement for Executive Officers, incorporated by reference to our Current Report on Form 8-K, filed on November 20, 2007

10.3*+	Directors' Compensation and Travel Expense Reimbursement Policy effective January 1, 2013, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on December 18, 2012

10.4*+	Federal Home Loan Bank of Indianapolis 2011 Long Term Incentive Plan, effective January 1, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on August 3, 2011

10.5*+	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 27, 2006

10.6*+	Federal Home Loan Bank 2009 Long Term Incentive Plan, incorporated by reference to Exhibit 10.9 of our Annual Report on Form 10-K filed on March 16, 2009

10.7*+
Federal Home Loan Bank of Indianapolis 2011 Executive Incentive Compensation Plan (STI), effective January 1, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on August 3, 2011

10.8*+	Form of Key Employee Severance Agreement for Principal Executive Officer, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on May 24, 2010

10.9*+	Form of Key Employee Severance Agreement for Executive Officers, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on February 4, 2011

10.10*	Joint Capital Enhancement Agreement dated August 5, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on August 5, 2011

10.11+	Federal Home Loan Bank of Indianapolis Incentive Plan, effective January 1, 2012, as updated on November 15, 2012

10.12*+	Federal Home Loan Bank of Indianapolis Incentive Plan, effective January 1, 2012, as updated on May 18, 2012, incorporated by reference to our Current Report on Form 8-K, filed on May 22, 2012

12	Computation of Ratio of Earnings to Fixed Charges

Exhibit Number	Description

14.1
Code of Conduct for Directors, Officers, Employees and Advisory Council Members, effective January 18, 2013 (available on our website at www.fhlbi.com by selecting "About" and then selecting "Code of Conduct" from the drop-down menu)

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

•
provide reasonable assurance that our transactions are recorded as necessary to permit the preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and

•
provide reasonable assurance regarding the prevention or timely detection of any unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, we assessed the effectiveness of our ICFR as of December 31, 2012. Our assessment included extensive documentation, evaluation, and testing of the design and operating effectiveness of our ICFR. In making this assessment, our management used the criteria for Internal Control — Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission. These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Based on our assessment using these criteria, our management concluded that we maintained effective ICFR as of December 31, 2012.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the
Federal Home Loan Bank of Indianapolis:

In our opinion, the accompanying statements of condition and the related statements of income, of comprehensive income, of capital and of cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Indianapolis (the "Bank") at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
March 15, 2013
Indianapolis, Indiana

Federal Home Loan Bank of Indianapolis
Statements of Condition
($ amounts and shares in thousands, except par value)

	December 31, 2012	December 31, 2011
Assets:
Cash and Due from Banks (Note 3)	$105,472	$512,682
Interest-Bearing Deposits	48	15
Securities Purchased Under Agreements to Resell	3,250,000	—
Federal Funds Sold	2,110,000	3,422,000
Available-for-Sale Securities (Notes 4 and 6)	3,980,580	2,949,446
Held-to-Maturity Securities (Estimated Fair Values of $7,738,596 and $8,972,081, respectively) (Notes 5 and 6)	7,504,643	8,832,178
Advances (Note 7)	18,129,458	18,567,702
Mortgage Loans Held for Portfolio, net of allowance for credit losses of $(10,000) and $(3,300), respectively (Notes 8 and 9)	6,001,405	5,955,142
Accrued Interest Receivable	87,455	87,314
Premises, Software, and Equipment, net	28,144	12,626
Derivative Assets, net (Note 10)	821	493
Other Assets	29,610	35,892
Total Assets	$41,227,636	$40,375,490

Liabilities:
Deposits (Note 11):
Interest-Bearing	$706,488	$620,702
Non-Interest-Bearing	1,080,663	8,764
Total Deposits	1,787,151	629,466
Consolidated Obligations (Note 12):
Discount Notes	8,924,085	6,536,109
Bonds	27,407,530	30,358,210
Total Consolidated Obligations	36,331,615	36,894,319
Accrued Interest Payable	87,777	102,060
Affordable Housing Program Payable (Note 13)	34,362	32,845
Derivative Liabilities, net (Note 10)	201,115	174,573
Mandatorily Redeemable Capital Stock (Note 15)	450,716	453,885
Other Liabilities	119,058	141,154
Total Liabilities	39,011,794	38,428,302

Commitments and Contingencies (Note 20)

Capital (Note 15):
Capital Stock Putable (at par value of $100 per share):
Class B-1 issued and outstanding shares: 16,327 and 15,592, respectively	1,632,720	1,559,196
Class B-2 issued and outstanding shares: 16 and 39, respectively	1,580	3,860
Total Capital Stock Putable	1,634,300	1,563,056
Retained Earnings:
Unrestricted	549,773	484,511
Restricted	41,827	13,162
Total Retained Earnings	591,600	497,673
Total Accumulated Other Comprehensive Income (Loss) (Note 16)	(10,058)	(113,541)
Total Capital	2,215,842	1,947,188

Total Liabilities and Capital	$41,227,636	$40,375,490

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
($ amounts in thousands)

	Years Ended December 31,
	2012	2011	2010
Interest Income:
Advances	$168,368	$161,914	$196,959
Prepayment Fees on Advances, net	6,206	6,945	16,937
Interest-Bearing Deposits	1,036	271	243
Securities Purchased Under Agreements to Resell	4,197	1,230	4,265
Federal Funds Sold	2,173	6,302	12,708
Available-for-Sale Securities	41,737	48,620	8,483
Held-to-Maturity Securities	161,441	178,138	250,401
Mortgage Loans Held for Portfolio	258,199	299,666	348,472
Other, net	1,425	123	1,082
Total Interest Income	644,782	703,209	839,550
Interest Expense:
Consolidated Obligation Discount Notes	7,982	8,210	15,073
Consolidated Obligation Bonds	379,744	448,930	543,541
Deposits	91	198	315
Mandatorily Redeemable Capital Stock	15,065	14,483	13,743
Total Interest Expense	402,882	471,821	572,672

Net Interest Income	241,900	231,388	266,878
Provision for Credit Losses	8,200	4,900	500

Net Interest Income After Provision for Credit Losses	233,700	226,488	266,378
Other Income (Loss):
Total Other-Than-Temporary Impairment Losses	(6)	(5,450)	(23,895)
Non-Credit Portion Reclassified to (from) Other Comprehensive Income (Loss), net	(3,744)	(21,361)	(45,906)
Net Other-Than-Temporary Impairment Losses, credit portion	(3,750)	(26,811)	(69,801)
Net Realized Gains from Sale of Available-for-Sale Securities	—	4,244	2,396
Net Gains (Losses) on Derivatives and Hedging Activities	(12,601)	(13,358)	6,995
Service Fees	963	1,055	1,094
Standby Letters of Credit Fees	989	1,737	1,730
Loss on Extinguishment of Debt	—	(397)	(1,979)
Other, net	1,326	479	800
Total Other Income (Loss)	(13,073)	(33,051)	(58,765)
Other Expenses:
Compensation and Benefits	35,869	35,813	36,422
Other Operating Expenses	16,873	15,421	12,876
Federal Housing Finance Agency	3,519	3,702	2,583
Office of Finance	2,499	2,700	2,120
Other	943	1,002	1,053
Total Other Expenses	59,703	58,638	55,054

Income Before Assessments	160,924	134,799	152,559
Assessments:
Affordable Housing Program	17,599	13,825	13,856
Resolution Funding Corporation	—	10,907	27,741
Total Assessments	17,599	24,732	41,597

Net Income	$143,325	$110,067	$110,962

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Comprehensive Income
($ amounts in thousands)

	Years Ended December 31,
	2012	2011	2010

Net Income	$143,325	$110,067	$110,962

Other Comprehensive Income:
Net Change in Unrealized Gains (Losses) on Available-for-Sale Securities	(2,745)	19,695	(6,755)

Non-Credit Portion of Other-Than-Temporary Impairment Losses on Available-for-Sale Securities:
Non-Credit Portion	—	(3,775)	—
Non-Credit Losses Transferred from Held-to-Maturity Securities	—	(4,312)	(216,259)
Reclassification of Non-Credit Portion to Other Income (Loss)	3,748	25,277	—
Net Change in Fair Value Not in Excess of Cumulative Non-Credit Losses	92,490	(53,485)	142,830
Unrealized Gains (Losses)	13,352	(9,929)	7,019
Reclassification of Net Realized Losses From Sale to Other Income (Loss)	—	(4,244)	(2,396)
Net Non-Credit Portion of Other-Than-Temporary Impairment Losses on Available-for-Sale Securities	109,590	(50,468)	(68,806)

Non-Credit Portion of Other-Than-Temporary Impairment Losses on Held-to-Maturity Securities:
Non-Credit Portion	(4)	(392)	(22,458)
Non-Credit Losses Transferred to Available-for-Sale Securities	—	4,312	216,259
Reclassification of Non-Credit Portion to Other Income (Loss)	—	251	68,364
Accretion of Non-Credit Portion	84	2,493	54,820
Net Non-Credit Portion of Other-Than-Temporary Impairment Losses on Held-to-Maturity Securities	80	6,664	316,985

Pension Benefits, net (Note 17)	(3,442)	814	(3,068)

Total Other Comprehensive Income (Loss)	103,483	(23,295)	238,356

Total Comprehensive Income	$246,808	$86,772	$349,318

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Years Ended December 31, 2010, 2011, and 2012
($ amounts and shares in thousands)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2009	17,260	$1,726,000	$349,013	$—	$349,013	$(328,602)	$1,746,411

Proceeds from Sale of Capital Stock	401	40,076					40,076
Repurchase/Redemption of Capital Stock	(1,263)	(126,291)					(126,291)
Net Shares Reclassified to Mandatorily Redeemable Capital Stock	(297)	(29,725)					(29,725)

Total Comprehensive Income			110,962	—	110,962	238,356	349,318

Distributions on Mandatorily Redeemable Capital Stock			(43)	—	(43)		(43)
Cash Dividends on Capital Stock (1.87% annualized)			(32,375)	—	(32,375)		(32,375)

Balance, December 31, 2010	16,101	$1,610,060	$427,557	$—	$427,557	$(90,246)	$1,947,371

Proceeds from Sale of Capital Stock	1,223	122,312					122,312
Repurchase/Redemption of Capital Stock	(1,552)	(155,194)					(155,194)
Net Shares Reclassified to Mandatorily Redeemable Capital Stock	(141)	(14,122)					(14,122)

Total Comprehensive Income (Loss)			96,905	13,162	110,067	(23,295)	86,772

Distributions on Mandatorily Redeemable Capital Stock			(11)	—	(11)		(11)
Cash Dividends on Capital Stock (2.50% annualized)			(39,940)	—	(39,940)		(39,940)

Balance, December 31, 2011	15,631	$1,563,056	$484,511	$13,162	$497,673	$(113,541)	$1,947,188

Proceeds from Sale of Capital Stock	747	74,757					74,757
Net Shares Reclassified to Mandatorily Redeemable Capital Stock	(35)	(3,513)					(3,513)

Total Comprehensive Income			114,660	28,665	143,325	103,483	246,808

Distributions on Mandatorily Redeemable Capital Stock			(27)	—	(27)		(27)
Cash Dividends on Capital Stock (3.13% annualized)			(49,371)	—	(49,371)		(49,371)
Balance, December 31, 2012	16,343	$1,634,300	$549,773	$41,827	$591,600	$(10,058)	$2,215,842

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
($ amounts in thousands)

	Years Ended December 31,
	2012	2011	2010
Operating Activities:
Net Income	$143,325	$110,067	$110,962
Adjustments to reconcile Net Income to Net Cash provided by Operating Activities:
Amortization and Depreciation	50,011	(34,699)	(166,800)
Change in Net Derivative and Hedging Activities	85,033	111,517	161,391
Net Other-Than-Temporary Impairment Losses, credit portion	3,750	26,811	69,801
Loss on Extinguishment of Debt	—	397	1,979
Provision for Credit Losses	8,200	4,900	500
Net Realized Gains from Sale of Available-for-Sale Securities	—	(4,244)	(2,396)
Changes in:
Accrued Interest Receivable (adjusted for capitalized interest)	(126)	34,058	(6,932)
Other Assets	(841)	446	(253)
Accrued Interest Payable	(14,282)	(31,803)	(77,642)
Other Liabilities	24,111	(9,769)	(255)
Total Adjustments, net	155,856	97,614	(20,607)
Net Cash provided by Operating Activities	299,181	207,681	90,355

Investing Activities:
Changes in:
Interest-Bearing Deposits	41,708	(688,103)	49,279
Securities Purchased Under Agreements to Resell	(3,250,000)	750,000	(750,000)
Federal Funds Sold	1,312,000	3,903,000	(1,793,000)
Purchases of Premises, Software, and Equipment	(14,347)	(4,153)	(1,464)
Available-for-Sale Securities:
Proceeds from Maturities of Long-Term	385,900	174,893	—
Proceeds from Sales of Long-Term	—	154,675	48,268
Purchases of Long-Term	(1,310,060)	—	(425,350)
Held-to-Maturity Securities:
Proceeds from Maturities of Long-Term	3,064,740	1,326,226	1,792,884
Purchases of Long-Term	(1,789,658)	(1,693,973)	(3,407,920)
Advances:
Principal Collected	45,453,563	24,987,879	25,889,736
Disbursed to Members	(45,067,467)	(25,118,356)	(21,817,661)
Mortgage Loans Held for Portfolio:
Principal Collected	1,498,225	1,342,088	1,703,238
Purchases of Loans and Participation Interests	(1,553,389)	(607,989)	(1,138,155)
Loans to Other Federal Home Loan Banks:
Principal Collected	100,000	50,000	236,735
Disbursed	(100,000)	(50,000)	(236,735)
Net Cash provided by (used in) Investing Activities	(1,228,785)	4,526,187	149,855

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
($ amounts in thousands)

	Years Ended December 31,
	2012	2011	2010
Financing Activities:
Changes in Deposits	1,157,685	38,709	(234,095)
Net Payments on Derivative Contracts with Financing Elements	(83,211)	(101,374)	(143,225)
Net Proceeds from Issuance of Consolidated Obligations:
Discount Notes	146,060,329	289,603,069	695,302,061
Bonds	23,148,109	30,570,020	35,779,923
Payments for Matured and Retired Consolidated Obligations:
Discount Notes	(143,673,445)	(291,990,306)	(692,627,766)
Bonds	(26,105,750)	(32,061,547)	(39,781,854)
Other Federal Home Loan Banks:
Borrowings	—	—	114,000
Payments for Maturities	—	—	(114,000)
Proceeds from Sale of Capital Stock	74,757	122,312	40,076
Payments for Redemption of Mandatorily Redeemable Capital Stock	(6,709)	(218,611)	(127,065)
Payments for Repurchase/Redemption of Capital Stock	—	(155,194)	(126,291)
Cash Dividends Paid on Capital Stock	(49,371)	(39,940)	(32,375)
Net Cash provided by (used in) Financing Activities	522,394	(4,232,862)	(1,950,611)

Net Increase (Decrease) in Cash and Cash Equivalents	(407,210)	501,006	(1,710,401)
Cash and Cash Equivalents at Beginning of Year	512,682	11,676	1,722,077
Cash and Cash Equivalents at End of Year	$105,472	$512,682	$11,676

Supplemental Disclosures:
Interest Paid	$410,303	$495,004	$656,466
Affordable Housing Program Payments	16,082	16,628	15,537
Resolution Funding Corporation Assessments Paid	—	21,232	23,949
Non-cash Transfer of Held-to-Maturity Securities to Available-for-Sale Securities	—	13,822	880,960
Capitalized Interest on Certain Held-to-Maturity Securities	17,506	29,066	37,422
Par Value of Net Shares Reclassified to Mandatorily Redeemable Capital Stock	3,513	14,122	29,725

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Notes to Financial Statements
($ amounts in thousands unless otherwise indicated)

These Notes to Financial Statements should be read in conjunction with the Statements of Condition as of December 31, 2012 and 2011, and the Statements of Income, Comprehensive Income, Capital, and Cash Flows for the years ended December 31, 2012, 2011, and 2010. All dollar amounts included in the Notes to Financial Statements are presented in thousands, unless otherwise indicated. We use certain acronyms and terms throughout these financial statements, which are defined in the Glossary of Terms located on page F-74. Unless the context otherwise requires, the terms "we," "us," and "our" refer to the Federal Home Loan Bank of Indianapolis or its management.

Background Information

The Federal Home Loan Bank of Indianapolis, a federally chartered corporation, is one of 12 district FHLBanks in the United States. Even though we are part of the FHLBank System, we operate as a separate entity with our own management, employees and board of directors.

The FHLBanks are GSEs that serve the public by enhancing the availability of credit for residential mortgages and targeted community development. We are a financial cooperative that provides a readily available, competitively-priced source of funds to our member institutions. Regulated financial depositories and insurance companies engaged in residential housing finance that have a principal place of business located in Indiana or Michigan are eligible for membership. Additionally, qualified CDFIs are eligible to be members. Housing Associates, including state and local housing authorities, that meet certain statutory and regulatory criteria may also borrow from us. While eligible to borrow, housing authorities are not members and, as such, are not allowed to hold our capital stock. We do not have any special purpose entities or any other type of off-balance sheet conduits.

All members must purchase our capital stock based on the amount of their total mortgage assets. Each member may be required to purchase additional activity-based capital stock as it engages in certain business activities. Member institutions own nearly all of our capital stock. Former members (including certain non-members that own our capital stock as a result of merger or acquisition of an FHLBank member) own the remaining capital stock to support business transactions still outstanding on our Statement of Condition. All holders of our capital stock may, to the extent declared by our board of directors, receive dividends on their capital stock, subject to the applicable regulations as discussed in Note 15 - Capital. See Note 21 - Transactions with Related Parties for more information about transactions with related parties.

The Finance Agency was established and became the new independent federal regulator of the FHLBanks, Freddie Mac, and Fannie Mae, effective July 30, 2008 with the passage of HERA. Pursuant to HERA, all regulations, orders, determinations, and resolutions that were issued, made, prescribed, or allowed to become effective by the Finance Board remain in effect until modified, terminated, set aside, or superseded by the Director of the Finance Agency, any court of competent jurisdiction, or operation of law. Therefore, regulations of the Finance Agency also include the regulations of the Finance Board where they remain applicable. The Finance Agency's stated mission with respect to the FHLBanks is to provide effective supervision, regulation and housing mission oversight of the FHLBanks to promote their safety and soundness, support housing finance and affordable housing, and support a stable and liquid mortgage market.

The FHLBanks Office of Finance was established to facilitate the issuance and servicing of the debt instruments of the FHLBanks, known as Consolidated Obligations, consisting of CO Bonds and Discount Notes, and to combine the quarterly and annual financial reports of all 12 FHLBanks.

Consolidated Obligations are the primary source of funds for the FHLBanks. Deposits, other borrowings and capital stock issued to members provide additional funds. We primarily use these funds to:

•	make Advances;

•	acquire mortgage loans from PFIs through our MPP;

•	acquire participation interests in mortgages originated by certain of the FHLBank of Topeka's member institutions through their participation in the MPF Program offered by the FHLBank of Chicago;

•	take advantage of other investment opportunities; and

•	maintain liquidity.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

We also provide correspondent services, such as wire transfer, security safekeeping, and settlement services, to our member institutions.

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation. The accompanying financial statements of the Federal Home Loan Bank of Indianapolis have been prepared in accordance with GAAP and with the instructions provided by the SEC.

The financial statements contain all adjustments that are, in the opinion of management, necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented.

Reclassifications. We have reclassified certain amounts from the prior periods to conform to the current period presentation. These reclassifications had no effect on Net Income, Total Comprehensive Income, Total Assets, Total Capital or Cash Flows.

Use of Estimates. The preparation of financial statements in accordance with GAAP requires us to make subjective assumptions and estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expense. Actual results could differ significantly from these estimates.

Estimated Fair Value. The estimated fair value amounts, recorded on the Statement of Condition and presented in the note disclosures, have been determined using available market and other pertinent information, and reflect our best judgment of appropriate valuation methods. Although we use our best judgment in estimating the fair value, there are inherent limitations in any valuation technique. Therefore, these estimated fair values may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. See Note 19 - Estimated Fair Values for more information.

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

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold. These investments provide short-term liquidity and are carried at cost. Interest-bearing deposits may include certificates of deposit and bank notes not meeting the definition of a security. We treat Securities Purchased under Agreements to Resell as short-term collateralized financings and classify them as assets in the Statement of Condition. These securities are held in safekeeping in our name by third-party custodians approved by us. If the fair value of the underlying securities decreases below the fair value required as collateral, then the counterparty must (i) place an equivalent amount of additional securities in safekeeping in our name, and/or (ii) remit an equivalent amount of cash, or the dollar value of the resale agreement will be decreased accordingly. Federal Funds Sold consist of short-term, unsecured loans generally made to investment-grade counterparties.

Investment Securities. We classify investments as trading, HTM and AFS at the date of acquisition. Purchases and sales of securities are recorded on a trade date basis. Securities classified as trading are held for liquidity purposes and carried at estimated fair value with changes in fair value recorded in earnings. We did not have any investments classified as trading during the years ended December 31, 2012 or 2011.

Held-to-Maturity. Securities for which we have both the ability and intent to hold to maturity are classified as HTM, and are carried at amortized cost, adjusted for periodic principal repayments, amortization of premiums and accretion of discounts, and, if applicable, OTTI recognized in Net Income and accreted from AOCI.

Certain changes in circumstances may cause us to change our intent to hold a certain security to maturity without calling into question our intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of an HTM security due to certain changes in circumstances, such as evidence of significant deterioration in the issuer's creditworthiness or changes in regulatory requirements, is not considered to be inconsistent with its original classification. Other isolated, non-recurring, and unusual events, which could not have been reasonably anticipated, may cause us to sell or transfer an HTM security without necessarily calling into question our intent to hold other debt securities to maturity.

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

Available-for-Sale. Securities that are not classified as trading or HTM are classified as AFS and are carried at estimated fair value. We record changes in the fair value of these securities in OCI as Net Change in Unrealized Gains (Losses) on Available-for-Sale Securities. For AFS securities that have been hedged and qualify as a fair-value hedge, we record the portion of the change in value related to the risk being hedged in Other Income (Loss) as Net Gains (Losses) on Derivatives and Hedging Activities together with the related change in the fair value of the derivative, and record the remainder of the change in the fair value of the securities in OCI as Net Change in Unrealized Gains (Losses) on Available-for-Sale Securities. For AFS securities that are OTTI, changes in fair value, net of the credit loss, are recorded in OCI as the Non-Credit Portion.

Premiums and Discounts. We amortize purchased premiums and accrete purchased discounts on investment securities at an individual security level using the retrospective level-yield method (retrospective interest method) over the estimated remaining cash flows of each security. This method requires a retrospective adjustment of the effective yield each time we change the estimated remaining cash flows of the securities as if the new estimates had been known since the acquisition date.

Gains and Losses on Sales. We compute gains and losses on sales of investment securities using the specific identification method and include these gains and losses in Other Income (Loss) as Net Realized Gains (Losses) from Sale of Available-for-Sale Securities.

Investment Securities - Other-Than-Temporary Impairment. On a quarterly basis, we evaluate for OTTI our individual AFS and HTM securities that have been previously OTTI or are in an unrealized loss position. A security is in an unrealized loss position (i.e., impaired) when its estimated fair value is less than its amortized cost. We consider an impaired debt security to be OTTI under any of the following circumstances:

•	if we have an intent to sell the debt security;

•	if, based on available evidence, we believe it is more likely than not that we will be required to sell the debt security before the anticipated recovery of its remaining amortized cost; or

•	if we do not expect to recover the entire amortized cost of the debt security.

Recognition of OTTI. If either of the first two conditions above is met, we recognize an OTTI loss in earnings equal to the entire difference between the debt security's amortized cost and its estimated fair value as of the Statement of Condition date. For those securities that meet neither of these conditions, we perform a cash flow analysis to determine whether we expect to recover the entire amortized cost of each security.

If the present value of the cash flows expected to be collected is less than the amortized cost of the debt security, a credit loss has occurred, and the carrying value of the debt security is adjusted to its estimated fair value. However, rather than recognizing the entire difference between the amortized cost and estimated fair value in earnings, only the amount of the impairment representing the credit loss (i.e., the credit component) is recognized in earnings, while the amount related to all other factors (i.e., the non-credit component) is recognized in OCI. The credit loss on a debt security is capped at the amount of that security's unrealized loss.

The total OTTI loss is presented in the Statement of Income with an offset for the portion recognized in OCI. The remaining amount in the Statement of Income represents the credit loss for the period.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Subsequent Accounting for OTTI. For subsequent accounting of OTTI securities, if the present value of cash flows expected to be collected is less than the amortized cost basis (which reflects previous credit losses), we record an additional OTTI. For an AFS or HTM security that was previously impaired, the amount of OTTI prior to the determination of an additional OTTI is calculated as the difference between its amortized cost less the amount of its non-credit OTTI remaining in AOCI and its estimated fair value. For certain AFS or HTM securities that were previously impaired and have subsequently incurred additional credit losses, an amount equal to the additional credit losses, up to the amount remaining in AOCI, is reclassified out of non-credit losses in AOCI and into Other Income (Loss).

Subsequent increases and decreases (if not an additional OTTI) in the estimated fair value of OTTI AFS securities are netted against the non-credit component of OTTI recognized previously in AOCI for purposes of accretion. For HTM securities, the OTTI in AOCI is accreted to the carrying value of each security on a prospective basis, based on the amount and timing of future projected cash flows (with no effect on earnings unless the security is subsequently sold, matures or additional OTTI is recognized). For debt securities classified as AFS, we do not accrete the OTTI in AOCI to the carrying value because the subsequent measurement basis for these securities is estimated fair value.

Interest Income Recognition. As of the initial OTTI measurement date, a new accretable yield is calculated for the OTTI debt security. This yield is then used to calculate the amount of credit losses included in the amortized cost of the OTTI security to be recognized into Interest Income each period over the remaining life of the security so as to match the amount and timing of future cash flows expected to be collected.

Upon subsequent evaluation of an OTTI security, if there is no additional OTTI, we adjust the accretable yield on a prospective basis if there is a significant increase in the security's expected cash flows. The estimated cash flows and accretable yield are re-evaluated on a quarterly basis.

Variable Interest Entities. We have investments in VIEs that include, but are not limited to, senior interests in private-label RMBS and ABS. The carrying amounts of the investments are included in HTM and AFS securities on the Statement of Condition. We have no liabilities related to these VIEs. The maximum loss exposure on these VIEs is limited to the carrying value of our investments in the VIEs.

On a quarterly basis we perform an evaluation to determine whether we are the primary beneficiary of any VIE. To perform this evaluation, we consider whether we possess both of the following characteristics:

•	the power to direct the VIE's activities that most significantly affect the VIE's economic performance; and

•	the obligation to absorb the VIE's losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Based on an evaluation of the above characteristics, we have determined that we are not the primary beneficiary of a VIE and therefore consolidation is not required for our investments in VIEs as of December 31, 2012 or 2011. In addition, we have not provided financial or other support (explicitly or implicitly) to any VIE during the years ended December 31, 2012, 2011, or 2010. Furthermore, we were not previously contractually required to provide, nor do we intend to provide, that support to any VIE in the future.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Advances. We carry Advances at amortized cost net of premiums, discounts, unearned commitment fees and hedging adjustments (including basis adjustments). We amortize/accrete premiums and discounts, and recognize unearned commitment fees and hedging adjustments on Advances to Interest Income using a level-yield methodology. We record interest on Advances to Interest Income as earned.

Advance Modifications. In cases in which we fund a new Advance concurrent with or within a short period of time (typically five business days) before or after the prepayment of an existing Advance, we evaluate whether the new Advance meets the accounting criteria to qualify as a modification of an existing Advance or whether it constitutes a new Advance. We will account for an Advance as a new Advance if both of the following criteria are met (i) the effective yield of the new Advance is at least equal to the effective yield for a comparable Advance to a member with similar collection risks that is not restructuring and (ii) modifications of the original Advance are determined to be more than minor, i.e., if the present value of cash flows under the terms of the new Advance is at least 10% different from the present value of the remaining cash flows under the terms of the original Advance or through an evaluation of other qualitative factors. In all other instances, the new Advance is accounted for as a modification.

Prepayment Fees. We charge a borrower a prepayment fee when the borrower prepays certain Advances before the original maturity. We record prepayment fees net of hedging basis adjustments (i.e., swap termination fees).

If a new Advance does not qualify as a modification of an existing Advance, the existing Advance is treated as an Advance termination and any prepayment fee, net of hedging basis adjustments, is recorded to Prepayment Fees on Advances in Interest Income.

If a new Advance qualifies as a modification of an existing Advance, any prepayment fee, net of hedging basis adjustments, is deferred, recorded in the basis of the modified Advance, and amortized using a level-yield methodology over the life of the modified Advance, or as an adjustment to the interest coupon accrual of the modified Advance. Amortization is included in Advances in Interest Income. If the modified Advance is hedged and meets hedge accounting requirements, the modified Advance is marked to estimated fair value and subsequent fair value changes attributable to the hedged risk are recorded in Other Income (Loss).

Mortgage Loans Held for Portfolio. We classify mortgage loans for which we have the intent and ability to hold for the foreseeable future or until maturity or payoff as held for portfolio. Accordingly, these mortgage loans are reported net of premiums paid to and discounts received from a PFI, deferred loan fees or costs, hedging adjustments, and the allowance for credit losses.

Premiums and Discounts. We defer and amortize/accrete premiums and discounts, deferred loan fees or costs, and hedging basis adjustments to Interest Income using the retrospective interest method. In determining prepayment estimates for the retrospective interest method, mortgage loans are aggregated by similar characteristics (type, maturity, note rate and acquisition date).

MPP Credit Enhancements. For conventional mortgage loans under our original MPP, credit enhancement is provided through depositing a portion of the periodic interest payment on the loans into an LRA. For conventional mortgage loans under our MPP Advantage, credit enhancement is provided through depositing a portion of the purchase price into the LRA. The LRA is reported in Other Liabilities. Prior to MPP Advantage, the PFI selling conventional loans was required to purchase SMI, paid through periodic interest payments, as an enhancement to cover losses over and above those covered by the LRA.

MPF Credit Enhancement Fees. For conventional MPF mortgage loan participations, PFIs retain a portion of the credit risk on the loans they sell to the FHLBanks by providing credit enhancement through a direct liability to pay credit losses up to a specified amount. PFIs are paid a CE Fee for assuming credit risk, and in some instances all or a portion of the CE Fee may be performance based. CE Fees are paid monthly based on the remaining UPB of the loans in a master commitment. CE Fees are recorded as an offset to mortgage loan interest income. To the extent we experience losses in a master commitment, we may be able to recapture CE fees paid to that PFI to offset these losses.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Allowance for Credit Losses. An allowance for credit losses is separately established for each identified portfolio segment if it is probable that losses have been incurred as of the Statement of Condition date and the amount of loss can be reasonably estimated. To the extent necessary, a separate allowance for credit losses for off-balance sheet credit exposures is recorded as a liability. See Note 9 - Allowance for Credit Losses for details on each allowance methodology.

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

A loan is considered impaired when, based on current and historical information and events, it is probable that not all amounts due according to the contractual terms of the loan agreement will be collected.

We place a conventional MPP mortgage loan on non-accrual status if it is determined that either (i) the collection of interest or principal is doubtful (e.g., when a related allowance for credit losses is recorded on a loan considered to be a troubled debt restructuring as a result of the individual evaluation for impairment), or (ii) interest or principal is past due for 90 days or more, except when the loan is well secured and in the process of collection (e.g., through credit enhancements and monthly servicer remittances on a scheduled/scheduled basis). Monthly servicer remittances on an actual/actual basis may also be well secured; however, contractually, servicers on actual/actual remittance do not advance principal and interest due until the payments are received from the borrower. Therefore, we place these loans on non-accrual status once they become 90 days delinquent.

We place a conventional MPF mortgage loan on non-accrual status if it is determined that either (i) the collection of interest or principal is doubtful, or (ii) interest or principal is past due for 90 days or more, except when the loan is well secured and in the process of collection.

A government-guaranteed or -insured mortgage loan is not placed on non-accrual status when the collection of the contractual principal or interest is 90 days or more past due because of the United States government guarantee or insurance of the loan and the contractual obligation of the loan servicer to pay defaulted interest at the contractual rate.

For those mortgage loans placed on non-accrual status, accrued but uncollected interest is charged against Interest Income. We record cash payments received on non-accrual loans first as Interest Income and then as a reduction of principal as specified in the contractual agreement, unless the collection of the remaining principal amount due is considered doubtful. If the collection of the remaining principal amount due is considered doubtful, then cash payments received would be applied first solely to principal until the remaining principal amount due is expected to be collected and then as a recovery of any charge-off, if applicable, followed by recording Interest Income. A loan on non-accrual status may be restored to accrual status when (i) none of its contractual principal and interest is due and unpaid, and we expect repayment of the remaining contractual interest and principal, or (ii) it otherwise becomes well secured and is in the process of collection.

We evaluate whether to record a charge-off on a conventional mortgage loan upon the occurrence of a confirming event. Confirming events include, but are not limited to, the occurrence of a settlement of a claim against any of the credit enhancements. A charge-off is recorded to the extent the recorded investment in the loan will not be recovered.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Loans that are on non-accrual status and considered collateral dependent are measured for impairment based on the estimated fair value of the underlying property (net of estimated selling costs) and the amount of applicable credit enhancements, including the PMI (when applicable for the purchase of mortgages with an initial LTV ratio of over 80% at the time of origination), LRA and SMI (when applicable), less the estimated costs associated with maintaining and disposing of the property. Loans are considered collateral dependent if repayment is expected to be provided solely by the sale of the underlying property; that is, there is no other available and reliable source of repayment. Collateral-dependent loans are impaired if the estimated fair value of the underlying collateral is insufficient to recover the UPB on the loan. Interest Income on impaired loans is recognized in the same manner as non-accrual loans. Loans that are considered collateral dependent are removed from the collective evaluation review for further individual analysis.

Troubled debt restructurings related to MPP loans occur when a concession is granted to a borrower for economic or legal reasons related to the borrower's financial difficulties that would not have been otherwise considered. Although we do not participate in government-sponsored loan modification programs, we do consider certain conventional loan modifications to be troubled debt restructurings when the modification agreement permits the recapitalization of past due amounts, generally up to the original loan amount. Loans without SMI policies discharged in Chapter 7 bankruptcy without a reaffirmation of the debt are also considered troubled debt restructurings. Loans with SMI policies that have been discharged in Chapter 7 bankruptcy are not considered to be troubled debt restructurings as a significant concession has not been granted. Under both types of modifications, no other terms of the original loan are modified, except for the possible extension of the contractual maturity date on a case-by-case basis. In no event does the borrower's original interest rate change.

Troubled debt restructurings related to MPF loans occur when a concession is granted to a borrower for economic or legal reasons related to the borrower's financial difficulties that would not have been otherwise considered. Our troubled debt restructurings generally involve modifying the borrower's monthly payment for a period of up to 36 months.

REO includes properties that have been received in satisfaction of debt through foreclosures for which we are now the owner of record for the property. REO is initially recorded at estimated fair value less estimated selling costs and is subsequently carried at the lower of that amount or current estimated fair value less estimated selling costs. We recognize a charge-off to the allowance for credit losses if the estimated fair value of the REO less estimated selling costs is less than the recorded investment in the loan at the date of transfer from loans to REO. Any subsequent realized gains, realized or unrealized losses and carrying costs are included in Other Income (Loss) in the Statement of Income. REO is recorded in Other Assets in the Statement of Condition.

The MPP is designed and structured in a manner that requires loan servicers, when necessary, to foreclose and liquidate in the servicer's name rather than in our name. Therefore, we do not classify MPP loans as REO. Upon completion of foreclosure or through a deed-in-lieu of foreclosure, the servicer, under our direction and the SMI provider (if applicable), markets and ultimately liquidates the property with proceeds applied to the amounts owed on the loan (unpaid principal and interest, escrow advances and foreclosure expenses). If liquidation proceeds are less than the amounts owed, the servicers submit a claim to the SMI provider for the remaining unpaid amounts. The SMI provider pays the claim and requests reimbursement from us if LRA funds are available, up to the coverage amount under the SMI policy. If there are not sufficient LRA funds available to reimburse the SMI provider, the SMI provider is still obligated up to the policy coverage amount. Under MPP Advantage, the claim process is similar but the claim is submitted directly to us rather than the SMI provider. For both the original MPP and MPP Advantage, losses not covered by the LRA or SMI policy are borne by us.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Derivatives. All derivatives are recognized in the Statement of Condition at their estimated fair values and are reported as either Derivative Assets or Derivative Liabilities, net of cash collateral and accrued interest to/from counterparties. The estimated fair values of derivatives are netted by counterparty pursuant to the provisions of each FHLBank's master netting arrangements. If these netted amounts are positive, they are classified as an asset and, if negative, they are classified as a liability. Cash flows associated with derivatives are reflected as cash flows from operating activities in the Statement of Cash Flows unless the derivatives meet the criteria to contain financing elements.

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

(i)
Long-haul hedge accounting - The application of long-haul hedge accounting requires us to formally assess (both at the hedge's inception and at least quarterly) whether the derivatives used in hedging transactions have been effective in offsetting changes in the fair value or cash flows of hedged items or forecasted transactions and whether those derivatives may be expected to remain effective in future periods.

(ii)
Short-cut hedge accounting - Transactions that meet certain criteria qualify for the short-cut method of hedge accounting in which an assumption can be made that the entire change in fair value of a hedged item, due to changes in the benchmark rate, exactly offsets the entire change in fair value of the related derivative. Under the short-cut method, the entire change in fair value of the derivative is considered to be effective at achieving offsetting changes in fair values or cash flows of the hedged asset or liability. We continue to use the short-cut method to account for all existing hedging relationships entered into prior to April 1, 2008, provided they still meet the assumption of "no ineffectiveness." We no longer apply this method to any new hedging relationships.

Derivatives are typically executed at the same time as the hedged item, and we designate the hedged item in a qualifying hedging relationship at the trade date. In many hedging relationships, we may designate the hedging relationship upon the Bank's commitment to disburse an Advance, purchase mortgage loans, or trade a Consolidated Obligation in which settlement occurs within the shortest period of time possible for the type of instrument based on market settlement conventions. We then record the changes in fair value of the derivative and the hedged item beginning on the trade date.

Changes in the fair value of a derivative that is designated and qualifies as a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in Other Income (Loss) as Net Gains (Losses) on Derivatives and Hedging Activities.

Changes in the fair value of a derivative that is designated and qualifies as a cash-flow hedge, to the extent that the hedge is effective, are recorded in OCI until earnings are affected by the variability of the cash flows of the hedged transaction.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Accounting for Non-Qualifying Hedges. An economic hedge is defined as a derivative that hedges specific or non-specific underlying assets, liabilities, or firm commitments and does not qualify, or was not designated, for hedge accounting. However, the use of an economic hedge is part of an acceptable hedging strategy under our RMP. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability caused by the changes in fair value of the derivatives that are recorded in earnings, but not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments. As a result, we recognize only the net interest settlement and the change in fair value of these derivatives in Other Income (Loss) as Net Gains (Losses) on Derivatives and Hedging Activities with no offsetting fair value adjustments for the hedged assets, liabilities, or firm commitments.

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

Embedded Derivatives. We may issue debt, make Advances, or purchase financial instruments in which a derivative instrument is embedded. Upon execution of these transactions, we assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the Advance, debt or purchased financial instrument (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. The embedded derivative is separated from the host contract, carried at fair value, and designated as a standalone derivative instrument pursuant to an economic hedge when we determine that (i) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (ii) a separate, standalone instrument with the same terms would qualify as a derivative instrument. However, the entire contract is carried at fair value and no portion of the contract is designated as a hedging instrument if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current period earnings (such as an investment security classified as “trading” as well as hybrid financial instruments that are eligible for the fair value option), or if we cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Premises, Software, and Equipment. We record premises, software, and equipment at cost, less accumulated depreciation and amortization, and compute depreciation and amortization using the straight-line method over the estimated useful lives, which range from one to 40 years. We amortize leasehold and building improvements using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining life of the asset. We capitalize improvements and major renewals, but expense ordinary maintenance and repairs when incurred. We include any gain or loss on disposal (other than abandonment) of premises, software, and equipment in Other Income (Loss). Any gain or loss on abandonment of premises, software, and equipment is included in Operating Expenses.

The cost of computer software obtained or developed for internal use, if material, is capitalized and amortized over future periods. At December 31, 2012 and 2011, we had $2,359 and $2,087, respectively, in unamortized computer software costs.
We had capitalized $14,347 and $3,131 at December 31, 2012 and 2011, respectively, primarily due to our enterprise-wide initiative to replace our core banking system, which will be initially amortized when the assets are placed in service. Amortization of computer software costs charged to expense was $657, $539 and $419 for the years ended December 31, 2012, 2011, and 2010, respectively.

Accumulated Depreciation and Amortization. At December 31, 2012 and 2011, the accumulated depreciation and amortization related to premises, software and equipment was $19,185 and $17,358, respectively.

Depreciation and Amortization Expense. For the years ended December 31, 2012, 2011, and 2010, the depreciation and amortization expense for premises, software and equipment was $1,960, $2,357, and $1,420, respectively.

Consolidated Obligations. Consolidated Obligations are recorded at amortized cost, adjusted for accretion, amortization, payments of cash, and fair-value hedging.

Discounts and Premiums. We accrete/amortize the discounts and premiums as well as hedging basis adjustments on CO Bonds to CO Bonds Interest Expense using the level-yield interest method over the term to maturity of the corresponding CO Bonds.

Concessions. Concessions are paid to dealers in connection with the issuance of certain Consolidated Obligations. The Office of Finance prorates the amount of our concession based upon the percentage of the debt issued that we assume. Concessions paid on Consolidated Obligations are deferred and amortized, using the level-yield interest method, over the term to contractual maturity of the corresponding Consolidated Obligation. Unamortized concessions are included in Other Assets, and the amortization of such concessions is included in CO Bonds Interest Expense.

Mandatorily Redeemable Capital Stock. When a member withdraws from membership or attains non-member status by merger or acquisition, charter termination, relocation or other involuntary termination from membership, the member's shares are then subject to redemption, at which time a five-year redemption period commences, and meet the definition of a mandatorily redeemable financial instrument. Shares meeting this definition are reclassified from capital to liabilities as MRCS at estimated fair value, which is equal to par value. Dividends declared on shares classified as a liability are accrued at the expected dividend rate and reported as Interest Expense.

We reclassify MRCS from liabilities to capital when non-members subsequently become members through either acquisition, merger, or election. After the reclassification, dividends declared on that capital stock are no longer classified as Interest Expense.

Restricted Retained Earnings. In 2011 we entered into a JCE Agreement with all of the other FHLBanks. The JCE Agreement provides that we allocate 20% of our net income each quarter to a restricted retained earnings account until the balance of that account equals at least 1% of the average balance of outstanding Consolidated Obligations for the previous quarter. These restricted retained earnings are not available to pay dividends except to the extent the restricted retained earnings balance exceeds 1.5% of our average balance of outstanding Consolidated Obligations for the previous quarter.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Office of Finance Expenses. Effective January 1, 2011, our proportionate share of the Office of Finance's operating and capital expenditures is calculated based upon two components as follows: (i) two-thirds based on our share of total Consolidated Obligations outstanding and (ii) one-third based on equal pro-rata allocation.

Prior to January 1, 2011, our allocation of the Office of Finance's operating and capital expenditures was based equally on each FHLBank's percentage of the following components (i) Capital Stock, (ii) Consolidated Obligations issued and (iii)Consolidated Obligations outstanding.

Assessments.

Affordable Housing Program. The Bank Act requires each FHLBank to establish and fund an AHP, providing subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low- to moderate-income households. We charge the required funding for AHP to earnings and establish a liability. We issue AHP Advances at interest rates below the customary interest rate for non-subsidized Advances. A discount on the AHP Advance and a charge against the AHP liability are recorded for the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP Advance rate and our related cost of funds for comparable maturity funding. The discount on AHP Advances is accreted to Interest Income on Advances using a level-yield methodology over the life of the Advance. As an alternative, we have the authority to make the AHP subsidy available to members as a grant. See Note 13 - Affordable Housing Program for more information.

Resolution Funding Corporation. Through the second quarter of 2011, we were required to make quarterly payments to REFCORP to be used to pay a portion of the interest on bonds that were issued by REFCORP. Such obligation to REFCORP has been satisfied. See Note 14 - Resolution Funding Corporation for more information.

Note 2 - Recently Adopted and Issued Accounting Guidance

Joint and Several Liability Arrangements. On February 28, 2013, the FASB issued guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This guidance requires an entity to measure these obligations as the sum of (i) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (ii) any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, this guidance requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This guidance is effective for interim and annual periods beginning on or after December 15, 2013 and should be applied retrospectively to obligations with joint and several liabilities existing at the beginning of an entity's fiscal year of adoption. This guidance is not expected to materially affect our financial condition, results of operations or cash flows.
Advisory Bulletin 2012-02. On April 9, 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention ("AB-2012-02"). The guidance establishes a standard and uniform methodology for classifying certain assets other than investment securities, and prescribes the timing of asset charge-offs based on these classifications. Such classification methodology and accounting treatment differ from our current methodology and accounting policy. AB-2012-02 states that it was effective upon issuance. However, the Finance Agency issued additional guidance that extends the effective date to January 1, 2014 for financial reporting purposes. We, along with the other FHLBanks, are in the process of implementing this guidance. The effect on our financial condition, results of operations and cash flows is still uncertain, but we do not expect it to be material.

Disclosures about Offsetting Assets and Liabilities. On December 16, 2011, the FASB issued common disclosure requirements intended to help investors and other financial statement users better assess the effect or potential effect of offsetting arrangements on a company's financial position. This guidance was amended on January 31, 2013 to clarify that its scope includes only certain financial instruments that are either offset on the statement of condition or are subject to an enforceable master netting arrangement or similar agreement. This guidance will require us to disclose both gross and net information about derivative, repurchase and security lending instruments, that meet this criteria. This guidance, as amended, became effective for interim and annual periods beginning on January 1, 2013, and will be applied retrospectively for all comparative periods presented. The adoption of this guidance will result in expanded interim and annual financial statement disclosures, but will not affect our financial condition, results of operations or cash flows.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Presentation of Comprehensive Income. On June 16, 2011, the FASB issued guidance to increase the prominence of other comprehensive income in financial statements. This guidance requires an entity that reports items of other comprehensive income to present comprehensive income in either a single financial statement or in two consecutive financial statements. This guidance eliminated the option to present other comprehensive income in the statement of changes in stockholders' equity (or statement of capital, in our case). We elected the two-statement approach for interim and annual periods beginning on January 1, 2012 and applied this guidance retrospectively for all periods presented in accordance with the guidance. The adoption of this guidance was limited to the presentation of certain information contained in the interim and annual financial statements and did not affect our financial condition, results of operations or cash flows. See Note 16 - Accumulated Other Comprehensive Income (Loss) for additional disclosures required under this guidance.

On February 5, 2013, the FASB issued guidance to improve the transparency of reporting classifications out of AOCI. This guidance does not change the current requirements for reporting net income or comprehensive income in financial statements. However, it does require us to provide information about the amounts reclassified out of AOCI by component. In addition, we are required to present, either on the face of the financial statement where net income is presented or in the notes, significant amounts reclassified out of AOCI. These amounts must be presented based on the respective lines of net income if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, we are required to cross-reference to other required disclosures that provide additional detail about these other amounts. This guidance became effective for interim and annual periods beginning on January 1, 2013 and will be applied prospectively. The adoption of this guidance will result in additional financial statement disclosures, but will not affect our financial condition, results of operations or cash flows.

Fair Value Measurements and Disclosures. On May 12, 2011, the FASB and the International Accounting Standards Board issued substantially converged guidance on fair value measurement and disclosure requirements. This guidance clarifies how fair value accounting should be applied where its use is already required or permitted by other standards within GAAP or International Financial Reporting Standards but does not require additional fair value measurements. This guidance generally represents clarifications to the application of existing fair value measurement and disclosure requirements, as well as some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This guidance became effective for interim and annual periods beginning on January 1, 2012 and was applied prospectively. The adoption of this guidance resulted in additional interim and annual financial statement disclosures, but did not have any effect on our financial condition, results of operations or cash flows. See Note 19 - Estimated Fair Values for additional disclosures required under this guidance.

Reconsideration of Effective Control for Repurchase Agreements. On April 29, 2011, the FASB issued guidance to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This guidance amends the existing criteria for determining whether or not a transferor has retained effective control over financial assets transferred under a repurchase agreement. A secured borrowing is recorded when effective control over the transferred financial assets is maintained, while a sale is recorded when effective control over the transferred financial assets has not been maintained. The new guidance removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem financial assets before their maturity on the substantially agreed-upon terms, even in the event of the transferee's default, and (ii) the collateral maintenance implementation guidance related to that criterion. This guidance was effective for interim and annual periods beginning on January 1, 2012 and was applied prospectively to transactions or modifications of existing transactions that occur on or after January 1, 2012. The adoption of this guidance did not have any effect on our financial condition, results of operations or cash flows.

Note 3 - Cash and Due from Banks

Compensating Balances. We maintain cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions on the withdrawal of funds. The average cash balances for the years ended December 31, 2012 and 2011 were $205,273 and $165,551, respectively.

Pass-through Deposit Reserves. We act as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. The amount shown as Cash and Due from Banks includes pass-through reserves deposited with the Federal Reserve Banks of $14,622 and $8,764 at December 31, 2012 and 2011, respectively.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 4 - Available-for-Sale Securities

Major Security Types. The following table presents our AFS securities:

			Gross	Gross
	Amortized	Non-Credit	Unrealized	Unrealized	Estimated
December 31, 2012	Cost (1)	OTTI	Gains	Losses	Fair Value
GSE and TVA debentures	$3,328,103	$—	$13,007	$(672)	$3,340,438
Private-label RMBS	649,826	(20,126)	10,442	—	640,142
Total AFS securities	$3,977,929	$(20,126)	$23,449	$(672)	$3,980,580

December 31, 2011
GSE debentures	$2,011,882	$—	$14,045	$(232)	$2,025,695
TLGP debentures	321,175	—	1,267	—	322,442
Private-label RMBS	720,583	(116,364)	343	(3,253)	601,309
Total AFS securities	$3,053,640	$(116,364)	$15,655	$(3,485)	$2,949,446

(1)
Amortized cost of AFS securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of principal, and, if applicable, OTTI recognized in earnings (credit losses) and fair-value hedge accounting adjustments.

Premiums and Discounts. At December 31, 2012 and 2011, the amortized cost of our RMBS classified as AFS securities included OTTI credit losses, OTTI-related accretion adjustments, and unamortized purchased premiums and discounts totaling net discounts of $110,664 and $116,699, respectively.

Unrealized Loss Positions. The following table presents impaired AFS securities (i.e., in an unrealized loss position), which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2012	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS:
GSE and TVA debentures	$398,265	$(672)	$—	$—	$398,265	$(672)
Total Non-MBS	398,265	(672)	—	—	398,265	(672)
Private-label RMBS	—	—	471,359	(20,126)	471,359	(20,126)
Total impaired AFS securities	$398,265	$(672)	$471,359	$(20,126)	$869,624	$(20,798)

December 31, 2011
Non-MBS:
GSE debentures	$—	$—	$113,361	$(232)	$113,361	$(232)
TLGP debentures	—	—	—	—	—	—
Total Non-MBS	—	—	113,361	(232)	113,361	(232)
Private-label RMBS	88,161	(13,121)	495,251	(106,496)	583,412	(119,617)
Total impaired AFS securities	$88,161	$(13,121)	$608,612	$(106,728)	$696,773	$(119,849)

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

	December 31, 2012		December 31, 2011
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$—	$—	$321,175	$322,442
Due after one year through five years	2,038,791	2,048,429	941,496	950,264
Due after five years through ten years	1,197,884	1,200,979	1,070,386	1,075,431
Due after ten years	91,428	91,030	—	—
Total Non-MBS	3,328,103	3,340,438	2,333,057	2,348,137
Total MBS	649,826	640,142	720,583	601,309
Total AFS securities	$3,977,929	$3,980,580	$3,053,640	$2,949,446

Interest-Rate Payment Terms. The amortized cost of AFS securities is detailed below by interest-rate payment terms.

Interest-Rate Payment Terms	December 31, 2012	December 31, 2011
Non-MBS:
Fixed-rate	$3,328,103	$2,333,057
Variable-rate	—	—
Total Non-MBS	3,328,103	2,333,057
MBS:
Fixed-rate	62,067	102,338
Variable-rate	587,759	618,245
Total MBS	649,826	720,583
Total AFS securities, at amortized cost	$3,977,929	$3,053,640
Securities Transferred. During 2011 and 2010, we elected to transfer certain private-label RMBS from HTM to AFS due to the significant deterioration in the creditworthiness of the issuers and other factors. Such deterioration was evidenced by an OTTI credit loss for these securities during 2011 or 2010. There were no such transfers in 2012.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Realized Gains and Losses. The following table presents the proceeds, previously recognized OTTI credit losses including accretion, and gross gains and losses related to the sale of six AFS securities in 2011 and one security in 2010. We compute gains and losses on sales of investment securities using the specific identification method. There were no such sales in 2012.

	Years Ended December 31,
Sales of AFS Securities	2011	2010
Proceeds from sale	$154,675	$48,268

Previously recognized OTTI credit losses including accretion	$(29,844)	$(18,433)

Gross gains	$7,091	$2,396
Gross losses	(2,847)	—
Net Realized Gains from Sale of Available-for-Sale Securities	$4,244	$2,396

As of December 31, 2012, we had no intention of selling the remaining OTTI AFS securities, nor did we consider it more likely than not that we will be required to sell these securities before our anticipated recovery of each security's remaining amortized cost basis.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 5 - Held-to-Maturity Securities

Major Security Types. The following table presents our HTM securities:

				Gross	Gross
				Unrecognized	Unrecognized	Estimated
	Amortized	Non-Credit	Carrying	Holding	Holding	Fair
December 31, 2012	Cost (1)	OTTI	Value (2)	Gains (3)	Losses (3)	Value
Non-MBS:
GSE debentures	$268,996	$—	$268,996	$357	$—	$269,353
Total Non-MBS	268,996	—	268,996	357	—	269,353
MBS and ABS:
Other U.S. obligations -guaranteed RMBS	3,123,784	—	3,123,784	84,169	(1,345)	3,206,608
GSE RMBS	3,859,172	—	3,859,172	155,044	(76)	4,014,140
Private-label RMBS	235,778	—	235,778	992	(2,577)	234,193
Manufactured housing loan ABS	14,779	—	14,779	—	(2,276)	12,503
Home equity loan ABS	2,446	(312)	2,134	5	(340)	1,799
Total MBS and ABS	7,235,959	(312)	7,235,647	240,210	(6,614)	7,469,243
Total HTM securities	$7,504,955	$(312)	$7,504,643	$240,567	$(6,614)	$7,738,596

December 31, 2011
Non-MBS:
GSE debentures	$268,994	$—	$268,994	$1,361	$—	$270,355
TLGP debentures	1,883,334	—	1,883,334	2,505	(45)	1,885,794
Total Non-MBS	2,152,328	—	2,152,328	3,866	(45)	2,156,149
MBS and ABS:
Other U.S. obligations -guaranteed RMBS	2,746,474	—	2,746,474	48,915	(13,258)	2,782,131
GSE RMBS	3,511,831	—	3,511,831	118,839	(2,537)	3,628,133
Private-label RMBS	402,464	—	402,464	227	(12,143)	390,548
Manufactured housing loan ABS	16,757	—	16,757	—	(3,482)	13,275
Home equity loan ABS	2,716	(392)	2,324	—	(479)	1,845
Total MBS and ABS	6,680,242	(392)	6,679,850	167,981	(31,899)	6,815,932
Total HTM securities	$8,832,570	$(392)	$8,832,178	$171,847	$(31,944)	$8,972,081

(1)	Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, collection of principal, and, if applicable, OTTI recognized in earnings (credit losses).

(2)	Carrying value of HTM securities represents amortized cost after adjustment for non-credit OTTI recognized in AOCI.

(3)	Gross unrecognized holding gains (losses) represents the difference between estimated fair value and carrying value.

Premiums and Discounts. At December 31, 2012 and 2011, the amortized cost of our MBS and ABS HTM securities included OTTI credit losses, OTTI-related accretion adjustments, and unamortized purchased premiums and discounts totaling net premiums of $51,784 and $54,153, respectively.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Unrealized Loss Positions. The following table presents impaired HTM securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2012	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses (1)
Non-MBS:
GSE debentures	$—	$—	$—	$—	$—	$—
Total Non-MBS	—	—	—	—	—	—
MBS and ABS:
Other U.S. obligations - guaranteed RMBS	274,784	(432)	460,152	(913)	734,936	(1,345)
GSE RMBS	124,225	(76)	—	—	124,225	(76)
Private-label RMBS	7,258	(36)	155,651	(2,541)	162,909	(2,577)
Manufactured housing loan ABS	—	—	12,503	(2,276)	12,503	(2,276)
Home equity loan ABS	—	—	1,799	(647)	1,799	(647)
Total MBS and ABS	406,267	(544)	630,105	(6,377)	1,036,372	(6,921)
Total impaired HTM securities	$406,267	$(544)	$630,105	$(6,377)	$1,036,372	$(6,921)

December 31, 2011
Non-MBS:
GSE debentures	$—	$—	$—	$—	$—	$—
TLGP debentures	224,955	(45)	—	—	224,955	(45)
Total Non-MBS	224,955	(45)	—	—	224,955	(45)
MBS and ABS:
Other U.S. obligations - guaranteed RMBS	599,050	(4,477)	548,564	(8,781)	1,147,614	(13,258)
GSE RMBS	480,432	(897)	196,632	(1,640)	677,064	(2,537)
Private-label RMBS	57,366	(677)	297,791	(11,466)	355,157	(12,143)
Manufactured housing loan ABS	—	—	13,275	(3,482)	13,275	(3,482)
Home equity loan ABS	—	—	1,845	(871)	1,845	(871)
Total MBS and ABS	1,136,848	(6,051)	1,058,107	(26,240)	2,194,955	(32,291)
Total impaired HTM securities	$1,361,803	$(6,096)	$1,058,107	$(26,240)	$2,419,910	$(32,336)

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

	December 31, 2012			December 31, 2011
			Estimated			Estimated
	Amortized	Carrying	Fair	Amortized	Carrying	Fair
Year of Contractual Maturity	Cost (1)	Value (2)	Value	Cost (1)	Value (2)	Value
Non-MBS:
Due in one year or less	$—	$—	$—	$1,883,334	$1,883,334	$1,885,794
Due after one year through five years	268,996	268,996	269,353	268,994	268,994	270,355
Due after five years through ten years	—	—	—	—	—	—
Due after ten years	—	—	—	—	—	—
Total Non-MBS	268,996	268,996	269,353	2,152,328	2,152,328	2,156,149
Total MBS and ABS	7,235,959	7,235,647	7,469,243	6,680,242	6,679,850	6,815,932
Total HTM securities	$7,504,955	$7,504,643	$7,738,596	$8,832,570	$8,832,178	$8,972,081

(1)	Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, collection of principal, and, if applicable, OTTI recognized in earnings (credit losses).

(2)	Carrying value of HTM securities represents amortized cost after adjustment for non-credit OTTI recognized in AOCI.

Interest-Rate Payment Terms. The amortized cost of HTM securities is detailed below by interest-rate payment terms.

Interest-Rate Payment Terms	December 31, 2012	December 31, 2011
Non-MBS:
Fixed-rate	$—	$—
Variable-rate	268,996	2,152,328
Total Non-MBS	268,996	2,152,328
MBS and ABS:
Fixed-rate	2,991,349	3,501,500
Variable-rate	4,244,610	3,178,742
Total MBS and ABS	7,235,959	6,680,242
Total HTM securities, at amortized cost	$7,504,955	$8,832,570

Realized Gains and Losses. There were no sales of HTM securities during the years ended December 31, 2012, 2011 or 2010.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 6 - Other-Than-Temporary Impairment Analysis

OTTI Evaluation Process and Results - Private-label RMBS and ABS. To ensure consistency in the determination of OTTI for private-label RMBS and ABS (including manufactured housing and home equity loan ABS) among all FHLBanks, the FHLBanks enhanced the overall OTTI process in 2009 by implementing a system-wide governance committee and establishing a formal process to ensure consistency in the key OTTI modeling assumptions used for purposes of our cash flow analyses for substantially all of these securities. All of our private-label RMBS and ABS are evaluated using the FHLBanks' common framework and approved assumptions. For one manufactured housing loan ABS for which underlying collateral data is not readily available, alternative procedures are used to evaluate this security for OTTI.

Our evaluation includes a projection of future cash flows based on an assessment of the structure of each security and certain assumptions, some of which are determined based upon other assumptions, such as:

•	the remaining payment terms for the security;

•	prepayment speed based on underlying loan-level borrower and loan characteristics;

•	default rate based on underlying loan-level borrower and loan characteristics;

•	loss severity on the collateral supporting our security based on underlying loan-level borrower and loan characteristics;

•	expected housing price changes; and

•	interest rates.

Our cash flow analysis uses two third-party models to assess whether the entire amortized cost basis of our private-label RMBS will be recovered. The first third-party model considers borrower characteristics, collateral characteristics and the particular attributes of the loans underlying our securities, in conjunction with assumptions described above.

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

For the vast majority of housing markets, our housing price forecast as of December 31, 2012 assumed home price changes for the fourth quarter of 2012 ranging from annualized declines of 2.0% to increases of 2.0%. Beginning January 1, 2013, home prices in these markets were projected to recover (or continue to recover) using one of four different recovery paths that vary by housing market.

The following table presents projected home price recovery by month at December 31, 2012.

Months	Recovery Range % (Annualized Rates)
1 - 6	0.0%	–	2.8%
7 - 12	0.0%	–	3.0%
13 - 18	1.0%	–	3.0%
19 - 30	2.0%	–	4.0%
31 - 42	2.8%	–	5.0%
43 - 66	2.8%	–	6.0%
Thereafter	2.8%	–	5.6%

The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults, and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balances are reduced to zero.

The projected cash flows reflect our best estimate, but are based on a number of assumptions and expectations. Therefore, the results of these models can vary significantly with changes in assumptions and expectations.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

OTTI - Significant Modeling Assumptions. The following table presents the significant modeling assumptions used to determine the amount of credit loss recognized in earnings during the year ended December 31, 2012. The related current credit enhancement is also presented. Credit enhancement is defined as the percentage of credit subordination, excess spread, and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a credit loss on the security. A credit enhancement percentage of zero reflects a security that has no remaining credit support and is likely to have experienced an actual principal loss. The calculated averages represent the dollar-weighted averages of the private-label RMBS in each category shown. The classification (prime, Alt-A and subprime) is based on the model used to estimate the cash flows for the security, which may not be the same as the classification by the rating agency at the time of origination. Because there is no universally accepted definition of prime, Alt-A or subprime underwriting standards, such classifications are subjective.

	Significant Modeling Assumptions for OTTI private-label RMBS (1)			Current Credit
	Prepayment Rates	Default Rates	Loss Severities	Enhancement
Year of Securitization	Weighted-Average %	Weighted-Average %	Weighted-Average %	Weighted-Average %
Prime - 2007	6%	43%	45%	2%
Prime - 2006	10%	30%	39%	2%
Total Prime	8%	37%	43%	2%

(1)	Associated with the most recent OTTI in 2012.

OTTI - Credit Loss. In performing the detailed cash flow analysis, we determine the present value of the cash flows expected to be collected, discounted at the security's effective yield. For variable rate and hybrid private-label RMBS, we use the effective interest rate derived from a variable-rate index (e.g., one-month LIBOR) plus the contractual spread, plus or minus a fixed spread adjustment. As the implied forward curve of the index changes over time, the effective interest rates derived from that index will also change over time.

If the present value of expected cash flows is less than the amortized cost basis of a security (i.e., a credit loss exists), an OTTI is considered to have occurred.

Results of OTTI Evaluation Process - Private-label RMBS and ABS. As a result of our evaluations, for the years ended December 31, 2012, 2011, and 2010 we recognized OTTI losses on those securities for which we determined that it was likely that we would not recover the entire amortized cost. We determined that the unrealized losses on the remaining private-label RMBS and ABS were temporary as we expect to recover the entire amortized cost.

The following table presents a rollforward of the amounts related to credit losses recognized in earnings. The rollforward excludes accretion of credit losses for securities that have not experienced a significant increase in cash flows.

Credit Loss Rollforward	2012	2011	2010
Balance at beginning of year	$105,637	$110,747	$60,291
Additions:
Credit losses for which OTTI was not previously recognized	—	30	4,243
Additional credit losses for which OTTI was previously recognized	3,750	26,781	65,558
Reductions:
Credit losses on securities sold, matured, paid down or prepaid	(218)	(29,847)	(18,433)
Significant increases in cash flows expected to be collected, recognized over the remaining life of the securities	—	(2,074)	(912)
Balance at end of year	$109,169	$105,637	$110,747

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents the December 31, 2012 classification and balances of OTTI securities impaired prior to and at December 31, 2012 (i.e., life to date). Securities are classified based on the originator's classification at the time of origination or based on the classification by the NRSROs upon issuance. Because there is no universally accepted definition of prime, Alt-A or subprime underwriting standards, such classifications are subjective.

	December 31, 2012
	HTM Securities				AFS Securities
				Estimated			Estimated
OTTI Life-to-Date Security Classification	UPB	Amortized Cost	Carrying Value	Fair Value	UPB	Amortized Cost	Fair Value
Private-label RMBS - prime	$—	$—	$—	$—	$724,987	$621,562	$618,444
Private-label RMBS - Alt-A	—	—	—	—	35,504	28,264	21,698
Home equity loan ABS - subprime	972	933	621	626	—	—	—
Total OTTI securities	$972	$933	$621	$626	$760,491	$649,826	$640,142

OTTI Evaluation Process and Results - All Other AFS and HTM Securities.

Other U.S. Obligations and GSE and TVA Debentures. For other U.S. obligations, GSE obligations, and TVA debentures, we determined that the strength of the issuers' guarantees through direct obligations of or support from the United States government is sufficient to protect us from any losses based on current expectations. As a result, we have determined that, as of December 31, 2012, all of the gross unrealized losses are temporary.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 7 - Advances

We offer a wide range of fixed- and variable-rate Advance products with different maturities, interest rates, payment characteristics and optionality. Fixed-rate Advances generally have maturities ranging from one week to 10 years, but may be up to 30 years. Adjustable-rate Advances generally have maturities ranging from one day to 10 years, for which the interest rates reset periodically at a fixed spread to LIBOR or another specified index. We had Advances outstanding, as presented below by year of contractual maturity, with interest rates ranging from 0.15% to 8.34%.

	December 31, 2012		December 31, 2011
Year of Contractual Maturity	Amount	WAIR %	Amount	WAIR %
Overdrawn demand and overnight deposit accounts	$15,004	2.50	$145	2.49
Due in 1 year or less	3,761,551	1.57	2,535,953	1.81
Due after 1 year through 2 years	1,365,251	2.66	2,413,612	2.55
Due after 2 years through 3 years	2,287,033	3.11	2,050,525	2.63
Due after 3 years through 4 years	3,435,097	2.61	2,488,247	3.51
Due after 4 years through 5 years	2,448,083	2.22	3,357,569	2.71
Thereafter	4,070,200	2.49	4,922,264	2.64
Total Advances, par value	17,382,219	2.38	17,768,315	2.64
Unamortized discounts (including AHP)	(1,284)		(1,027)
Hedging adjustments	577,225		597,456
Unamortized swap termination fees associated with prepaid Advances	171,298		202,958
Total Advances	$18,129,458		$18,567,702

We offer our members certain Advances that provide them the right, at predetermined future dates, to prepay the Advance prior to maturity without incurring prepayment or termination fees. In exchange for receiving this right, the member typically pays a higher fixed rate for the Advance relative to a non-callable, fixed-rate Advance with an equivalent maturity or pay a higher spread on an adjustable rate Advance relative to a non-callable variable rate Advance with an equivalent maturity. If the call option is exercised, replacement funding may be available. Borrowers typically exercise their call options for fixed-rate Advances when interest rates decline or for adjustable-rate Advances when spreads change. At December 31, 2012 and 2011,we had such Advances outstanding of $3.7 billion and $3.8 billion, respectively. All other Advances may only be prepaid by paying a fee (prepayment fee) that is sufficient to make us financially indifferent to the prepayment of the Advance.

We offer putable and convertible Advances. Under the terms of a putable Advance, we retain the right to extinguish or put the fixed-rate Advance to the member on predetermined future dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At December 31, 2012 and 2011, we had putable Advances outstanding totaling $351,500 and $581,750, respectively. Under the terms of a convertible Advance, we may convert an Advance from one interest payment term structure to another. We had no convertible Advances outstanding at December 31, 2012 or 2011.

The following table presents Advances by the earlier of the year of contractual maturity or the next call date and next put date:

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Put Date
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Overdrawn demand and overnight deposit accounts	$15,004	$145	$15,004	$145
Due in 1 year or less	5,800,961	4,233,303	4,070,551	2,867,703
Due after 1 year through 2 years	1,348,251	2,513,612	1,327,251	2,395,862
Due after 2 years through 3 years	2,163,783	2,020,525	2,250,533	2,012,525
Due after 3 years through 4 years	3,539,097	2,457,247	3,405,097	2,451,747
Due after 4 years through 5 years	2,310,333	3,416,569	2,328,583	3,327,569
Thereafter	2,204,790	3,126,914	3,985,200	4,712,764
Total Advances, par value	$17,382,219	$17,768,315	$17,382,219	$17,768,315

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents the par value of Advances by interest-rate payment terms and contractual maturity dates:

Interest-Rate Payment Terms	December 31, 2012	December 31, 2011
Fixed-rate
Due in one year or less	$3,047,512	$1,666,587
Due after one year	10,863,253	12,509,867
Total fixed-rate	13,910,765	14,176,454
Variable-rate
Due in one year or less	729,044	869,511
Due after one year	2,742,410	2,722,350
Total variable-rate	3,471,454	3,591,861
Total Advances, par value	$17,382,219	$17,768,315

Prepayment Fees. When a borrower prepays an Advance, future income will be lower if the principal portion of the prepaid Advance is reinvested in lower-yielding assets that continue to be funded by higher-costing debt. To protect against this risk, we generally charge a prepayment fee. Advance prepayment fees, excluding any associated hedging basis adjustments, at the time of the prepayment were $12,049, $14,346, and $46,164 for the years ended December 31, 2012, 2011, and 2010, respectively.

In cases in which we fund a new Advance concurrent with or within a short period of time before or after the prepayment of an existing Advance and the Advance meets the accounting criteria to qualify as a modification of the prepaid Advance, any prepayment fee, net of hedging basis adjustments, is deferred, recorded in the basis of the modified Advance, and amortized using a level-yield methodology over the life of the modified Advance, or as an adjustment to the interest coupon accrual of the modified Advance. For the years ended December 31, 2012, 2011, and 2010, we deferred $46,835, $89,038, and $170,049, respectively, of these gross Advance prepayment fees.

Credit Risk Exposure and Security Terms. We lend to members within our district involved in housing finance according to Federal statutes, including the Bank Act. The Bank Act requires each FHLBank to hold, or have access to, collateral to secure its Advances.

At December 31, 2012 and 2011, we had a total of $8.4 billion and $8.0 billion, respectively, of Advances outstanding, at par, to single borrowers with balances that were greater than or equal to $1.0 billion. These Advances, representing 48% and 45%, respectively, of total Advances at par outstanding on those dates, were made to five and four borrowers, respectively. At December 31, 2012 and 2011, we held $17.9 billion and $13.1 billion, respectively, of UPB of collateral to cover the Advances to these borrowers.

See Note 9 - Allowance for Credit Losses for information related credit risk on Advances and allowance methodology for credit losses.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 8 - Mortgage Loans Held for Portfolio

Mortgage Loans Held for Portfolio consist of loans obtained through the MPP (which includes the original program and MPP Advantage) and MPF Program and are either fixed-rate conventional or government-guaranteed or -insured loans. Beginning in 2012, we purchased participation interests in fixed-rate residential mortgage loans originated by the FHLBank of Topeka's member institutions through their participation in the MPF Program offered by the FHLBank of Chicago. These loans are credit-enhanced by PFIs or are guaranteed or insured by Federal agencies. We are authorized to hold AMA, such as assets acquired under the MPP and MPF Program.

The following tables present information on Mortgage Loans Held for Portfolio:

	December 31, 2012			December 31, 2011
By Term	MPP	MPF	Total	MPP (3)
Fixed-rate medium-term (1) mortgages	$960,944	$41,014	$1,001,958	$835,737
Fixed-rate long-term (2) mortgages	4,735,020	189,166	4,924,186	5,079,166
Total Mortgage Loans Held for Portfolio, UPB	5,695,964	230,180	5,926,144	5,914,903
Unamortized premiums	81,459	6,323	87,782	55,682
Unamortized discounts	(12,266)	—	(12,266)	(16,971)
Hedging adjustments	8,859	886	9,745	4,828
Allowance for loan losses	(9,850)	(150)	(10,000)	(3,300)
Total Mortgage Loans Held for Portfolio, net	$5,764,166	$237,239	$6,001,405	$5,955,142

	December 31, 2012			December 31, 2011
By Type	MPP	MPF	Total	MPP (3)
Conventional	$4,810,269	$177,204	$4,987,473	$4,895,073
Government	885,695	52,976	938,671	1,019,830
Total Mortgage Loans Held for Portfolio, UPB	$5,695,964	$230,180	$5,926,144	$5,914,903

(1)	Medium-term is defined as an original term of 15 years or less.

(2)	Long-term is defined as an original term greater than 15 years.

(3)
For financial reporting purposes, the MPP UPB at December 31, 2011 includes $573 of MPF Program mortgage loans that were purchased prior to 2011 and are unrelated to the current arrangement with the FHLBank of Topeka.

For information related to our credit risk on mortgage loans and allowance for credit losses, see Note 9 - Allowance for Credit Losses.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 9 - Allowance for Credit Losses

We have established an allowance methodology for each of our portfolio segments: credit products (Advances, letters of credit, and other extensions of credit to members); term securities purchased under agreements to resell; term federal funds sold; government-guaranteed or insured Mortgage Loans Held for Portfolio; and conventional Mortgage Loans Held for Portfolio.

Credit Products. We manage our credit exposure to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower's financial condition and is coupled with conservative collateral/lending policies to limit the risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, we lend to our members in accordance with federal statutes and Finance Agency regulations. Specifically, we comply with the Bank Act, which requires us to obtain sufficient collateral to fully secure credit products. The estimated value of the collateral required to secure each member's credit products is calculated by applying collateral discounts, or haircuts, to the fair value of the collateral. We accept certain investment securities, residential mortgage loans, deposits, and other real estate-related assets as collateral. In addition, certain members that qualify as CFIs are eligible to utilize expanded statutory collateral provisions for small business and agriculture loans. Our capital stock owned by our members is available as additional security. Collateral arrangements may vary depending upon borrower credit quality, financial condition and performance; borrowing capacity; and overall credit exposure to the borrower. We can call for additional or substitute collateral to protect our security interest. We believe that these policies effectively manage our respective credit risk from credit products.

Based upon the financial condition of the member, we either allow a member to retain physical possession of its collateral that is pledged to us, or require the member to specifically deliver the collateral to us or our safekeeping agent. We also perfect our security interest in all pledged collateral. The Bank Act affords priority of any security interest granted to us by a member over the claims or rights of any other party except for claims or rights of a third party that would be entitled to priority under otherwise applicable law and are held by a bona fide purchaser for value or by a secured party holding a prior perfected security interest. We also perfect our security interest in the collateral by filing UCC financing statements with the appropriate governmental authorities against all member borrowers and any affiliates that also provide collateral for a member, except in some cases when collateral is otherwise perfected through physical possession. Using a risk-based approach, we consider the amount and quality of the collateral pledged and the borrower's financial condition to be indicators of credit quality on the borrower's credit products. At December 31, 2012 and 2011, we had rights to collateral on a member-by-member basis with an estimated value in excess of our outstanding extensions of credit.

We continue to evaluate and make changes to our collateral guidelines, as necessary, based on current market conditions. At December 31, 2012 and 2011, we did not have any credit products that were past due, on non-accrual status, or considered impaired.

Based upon the collateral held as security, our credit extension and collateral policies, our credit analysis and the repayment history on credit products, we have not recorded any allowance for credit losses on credit products. At December 31, 2012 and 2011, no liability to reflect an allowance for credit losses for off-balance sheet credit exposures was recorded. For additional information about off-balance sheet credit exposure, see Note 20 - Commitments and Contingencies.

Term Securities Purchased Under Agreements to Resell and Term Federal Funds Sold. These investments are generally short-term and their recorded balance approximates estimated fair value.

Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans with investment-grade counterparties. The terms of these financings are structured such that if the fair value of the underlying securities decreases below the fair value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral in safekeeping in our name and/or remit an equivalent amount of cash, or the dollar value of the resale agreement will be decreased accordingly. If an agreement to resell is deemed to be impaired, the difference between the estimated fair value of the collateral and the amortized cost of the agreement is charged to earnings. Based upon the collateral held as security, we determined that no allowance for credit losses was needed for the securities purchased under agreements to resell at December 31, 2012 and 2011.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

We invest in federal funds with investment-grade counterparties only; therefore, we only evaluate these investments for purposes of an allowance for credit losses if the investment is not paid when due. All investments in term federal funds sold as of December 31, 2012 and 2011 were repaid according to the contractual terms.

Mortgage Loans.

Government-Guaranteed or Insured. We invest in fixed-rate mortgage loans that are guaranteed or insured by the FHA, VA, RHA, or HUD. The servicer provides and maintains a guaranty or insurance from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guaranty or insurance with respect to defaulted government-guaranteed or -insured mortgage loans. Any losses incurred on such loans that are not recovered from the insurer or guarantor are absorbed by the servicers. Therefore, we only have credit risk for these loans if the servicer fails to pay for losses not covered by guarantees or insurance. Based upon our assessment of our servicers, we did not establish an allowance for credit losses for government-guaranteed or -insured mortgage loans at December 31, 2012 or 2011. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the United States government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

Conventional MPP. Our management of credit risk in the MPP considers the several layers of loss protection that are defined in agreements among the PFIs and us. Our loss protection consists of the following loss layers, in order of priority, (i) borrower equity; (ii) PMI (when applicable for the purchase of mortgages with an initial LTV ratio of over 80% at the time of purchase); (iii) LRA; and (iv) SMI (as applicable) purchased by the seller from a third-party provider naming us as the beneficiary. Any losses not absorbed by the loss protection are paid by us.

Our allowance for loan losses is based on our best estimate of probable losses over the loss emergence period. We use the MPP portfolio's delinquency migration (movement of loans through the various stages of delinquency) to determine whether a loss event is probable. Once a loss event is deemed to be probable, we utilize a systematic methodology that incorporates all credit enhancements and servicer advances to establish the allowance for loan losses. After conducting a study of the length of time delinquent mortgage loans remain outstanding and updating our analysis in the second quarter of 2012, we increased the loss emergence period from 12 months to 24 months, which, after consideration of the recoverable credit enhancements, resulted in an immaterial increase in the allowance. Our methodology also incorporates a calculation of the potential effect of various adverse scenarios on the allowance. We assess whether the likelihood of incurring losses resulting from the adverse scenarios during the next 24 months is probable. As a result of our methodology, our allowance for loan losses reflects our best estimate of the inherent losses in our original MPP portfolio and MPP Advantage.

Conventional MPF Program. Our management of credit risk in the MPF Program considers the several layers of loss protection that are defined in agreements among the FHLBank of Topeka and its PFIs. The availability of loss protection may differ slightly among MPF products. The loss layers, in order of priority, are (i) borrower equity; (ii) PMI, which covers all loans with borrower equity of less than 20% of the original purchase price or appraised value; (iii) FLA, which functions as a tracking mechanism for determining our potential loss exposure under each master commitment prior to the PFI’s CE Obligation; and (iv) CE Obligation, which absorbs losses in excess of the FLA in order to limit our loss exposure to that of an investor in an MBS that is rated the equivalent of AA by an NRSRO. Any losses not absorbed by the loss protection are shared among the participating FHLBanks based upon the applicable percentage of participation.

The allowance for conventional loans is determined by analyzing the portfolio's delinquency migration and charge-offs over a historical period to determine the probability of default and loss severity rates. The analysis of conventional loans evaluated for impairment (i) considers loan pool-specific attribute data; (ii) applies estimated default probabilities and loss severities; and (iii) incorporates the credit enhancements of the mortgage loan products in order to determine our best estimate of probable losses.

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

Collectively Evaluated MPF Loans. Our loan loss analysis includes collectively evaluating conventional loans for impairment within each pool purchased under the MPF Program. The measurement of the allowance for loan losses consists of (i) evaluating homogeneous pools of current and delinquent mortgage loans (at the individual master commitment level); and (ii) estimating credit losses in the portfolio based upon the default probability ratios, loss severity rates, FLAs and CE Obligations. Additional analyses include consideration of various data observations such as past performance, current performance, loan portfolio characteristics, collateral-related characteristics, industry data and prevailing economic conditions.

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

We also individually evaluate any remaining exposure to loans paid in full by the servicers. Monthly remittance reports monitored by management are used to determine the population of delinquent loans paid in full by the servicers. The resulting incurred loss, if any, is equal to the estimated cost associated with maintaining and disposing of the property (which includes the UPB, interest owed on the delinquent loan to date, and estimated costs associated with disposing the collateral) less the estimated fair value of the collateral (net of estimated selling costs) and the amount of credit enhancements including the PMI, LRA and SMI.

Individually Evaluated MPF Loans. We individually evaluate certain conventional mortgage loans for impairment, including troubled debt restructurings and collateral-dependent loans. The estimated loan losses on impaired loans may be separately determined because sufficient information exists to make a reasonable estimate of the inherent loss for such loans on an individual loan basis. We measure impairment of troubled debt restructurings based on the present value of expected future cash flows discounted at the loan's effective interest rate.

Qualitative Factors. We also assess qualitative factors in the estimation of loan losses for the homogeneous population. These factors represent a subjective management judgment based on facts and circumstances that exist as of the reporting date that is unallocated to any specific measurable economic or credit event and is intended to cover other inherent losses that may not otherwise be captured in the methodology described within.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Credit Enhancements.

MPP Credit Enhancements. Our allowance for loan losses considers the credit enhancements associated with conventional mortgage loans under the MPP, which includes the original program and MPP Advantage. The credit enhancements are applied to the estimated losses after any remaining borrower's equity in the following order: (i) any applicable PMI up to coverage limits; (ii) any available funds remaining in the LRA; and (iii) any SMI coverage (not applicable to the MPP Advantage) up to the policy limits. Since we would bear any remaining loss, an estimate of the remaining loss is included in our allowance for loan losses.

Any estimated losses that would be recovered from the credit enhancements are not reserved for as part of our allowance for loan losses. However, as part of the estimate of the recoverable credit enhancements, we evaluate the recovery and collectability related to our PMI/SMI policies. As a result, we reduced our estimates of recovery associated with the expected amount of our claims for all providers of these policies by $6,067 in determining our allowance for loan losses at December 31, 2012.

The following table presents the impact of credit enhancements on the allowance:

MPP Credit Waterfall	December 31, 2012	December 31, 2011
Estimated losses remaining after borrower's equity, before credit enhancements	$(51,465)	$(49,349)
Portion of estimated losses recoverable from PMI	5,222	6,570
Portion of estimated losses recoverable from LRA	7,750	11,659
Portion of estimated losses recoverable from SMI	28,643	27,820
Allowance for loan losses	$(9,850)	$(3,300)

The following table presents the changes in the LRA:

LRA Activity	2012	2011	2010
Balance of LRA, beginning of year	$23,408	$21,896	$24,104
Additions	17,950	9,522	4,738
Claims paid	(6,928)	(7,183)	(6,121)
Distributions	(737)	(827)	(825)
Balance of LRA, end of year	$33,693	$23,408	$21,896

MPF Credit Enhancements. We pay the PFI a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the CE Obligation loss layer up to an agreed upon amount. Performance-based fees may be withheld to cover losses allocated to us. We record CE Fees paid to the PFIs as a reduction to mortgage loan interest income. Our gross and net CE Fees paid to PFIs were $16 for the year ended December 31, 2012. We had no performance-based CE Fees withheld or recovered from PFIs in 2012.

If losses occur in a master commitment, these losses will either be: (i) recovered through the withholding of future performance-based CE Fees from the PFI or (ii) absorbed by us in the FLA. As of December 31, 2012, our exposure under the FLA was $1,157 with CE Obligations available to cover losses in excess of the FLA totaling $8,607. Any estimated losses that would be absorbed by the CE Obligation are not reserved for as part of our allowance for loan losses. Accordingly, the calculated allowance was reduced by $67 as of December 31, 2012 for the amount in excess of the FLA to be covered by PFIs’ CE Obligations. The resulting allowance for MPF loan losses at December 31, 2012 was $150.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

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

	MPP	MPF Program
Rollforward of Allowance	Conventional	Conventional	Total
Allowance for loan losses on mortgage loans, January 1, 2012	$3,300	$—	$3,300
Charge-offs	(1,500)	—	(1,500)
Provision (reversal) for loan losses	8,050	150	8,200
Allowance for loan losses on mortgage loans, December 31, 2012	$9,850	$150	$10,000

Allowance for loan losses on mortgage loans, January 1, 2011	$500	$—	$500
Charge-offs	(2,100)	—	(2,100)
Provision (reversal) for loan losses	4,900	—	4,900
Allowance for loan losses on mortgage loans, December 31, 2011	$3,300	$—	$3,300

Allowance for loan losses on mortgage loans, January 1, 2010	$—	$—	$—
Charge-offs	—	—	—
Provision (reversal) for loan losses	500	—	500
Allowance for loan losses on mortgage loans, December 31, 2010	$500	$—	$500

	MPP	MPF Program
Allowance for Loan Losses, December 31, 2012	Conventional	Conventional	Total
Loans collectively evaluated for impairment	$8,814	$150	$8,964
Loans individually evaluated for impairment (1)	1,036	—	1,036
Total allowance for loan losses	$9,850	$150	$10,000

Recorded Investment, December 31, 2012
Loans collectively evaluated for impairment	$4,871,579	$183,399	$5,054,978
Loans individually evaluated for impairment (1)	16,817	—	16,817
Total recorded investment	$4,888,396	$183,399	$5,071,795

Allowance for Loan Losses, December 31, 2011
Loans collectively evaluated for impairment	$1,613	$—	$1,613
Loans individually evaluated for impairment (1)	1,687	—	1,687
Total allowance for loan losses	$3,300	$—	$3,300

Recorded Investment, December 31, 2011
Loans collectively evaluated for impairment	$4,934,077	$—	$4,934,077
Loans individually evaluated for impairment (1)	2,496	—	2,496
Total recorded investment	$4,936,573	$—	$4,936,573

(1)
The recorded investment in our MPP conventional loans individually evaluated for impairment excludes potential claims by servicers as of December 31, 2012 and 2011 for any remaining losses resulting from past or future liquidations of the underlying properties on $15,665 and $20,890, respectively, of principal that was previously paid in full by the servicers. However, the MPP conventional loan allowance for loan losses includes $968 and $1,678 for these potential claims as of December 31, 2012 and 2011, respectively.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Credit Quality Indicators. The tables below present our key credit quality indicators for mortgage loans at December 31, 2012 and 2011:

	MPP		MPF Program
Mortgage Loans Held for Portfolio as of December 31, 2012	Conventional	FHA	Conventional	Government	Total
Past due 30-59 days	$63,797	$36,522	$293	$78	$100,690
Past due 60-89 days	25,050	8,761	—	36	33,847
Past due 90 days or more	104,984	3,440	1	—	108,425
Total past due	193,831	48,723	294	114	242,962
Total current	4,694,565	859,236	183,105	54,649	5,791,555
Total mortgage loans, recorded investment	4,888,396	907,959	183,399	54,763	6,034,517
Net unamortized premiums	(51,202)	(17,990)	(4,790)	(1,534)	(75,516)
Hedging adjustments	(7,958)	(901)	(819)	(67)	(9,745)
Accrued interest receivable	(18,967)	(3,373)	(586)	(186)	(23,112)
Total Mortgage Loans Held for Portfolio, UPB	$4,810,269	$885,695	$177,204	$52,976	$5,926,144

Other Delinquency Statistics as of December 31, 2012
In process of foreclosure, included above (1)	$75,317	$—	$—	$—	$75,317
Serious delinquency rate (2)	2.15%	0.38%	—%	—%	1.80%
Past due 90 days or more still accruing interest (3)	$104,805	$3,440	$1	$—	$108,246
On non-accrual status	1,816	—	—	—	1,816

	MPP
Mortgage Loans Held for Portfolio as of December 31, 2011	Conventional	FHA	Total
Past due 30-59 days	$77,722	$50,969	$128,691
Past due 60-89 days	32,522	9,064	41,586
Past due 90 days or more	122,960	6,362	129,322
Total past due	233,204	66,395	299,599
Total current	4,703,369	980,033	5,683,402
Total mortgage loans, recorded investment	4,936,573	1,046,428	5,983,001
Net unamortized premiums	(17,102)	(21,609)	(38,711)
Hedging adjustments	(3,786)	(1,042)	(4,828)
Accrued interest receivable	(20,612)	(3,947)	(24,559)
Total Mortgage Loans Held for Portfolio, UPB	$4,895,073	$1,019,830	$5,914,903

Other Delinquency Statistics as of December 31, 2011
In process of foreclosure, included above (1)	$84,757	$—	$84,757
Serious delinquency rate (2)	2.49%	0.61%	2.16%
Past due 90 days or more still accruing interest (3)	$122,918	$6,362	$129,280
On non-accrual status	239	—	239

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

(3)	Although our past due MPP scheduled/scheduled loans are classified as loans past due 90 days or more based on the mortgagor's payment status, we do not consider these loans to be non-accrual.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Real Estate Owned. We do not classify any MPP loans as REO as the servicers foreclose in their name and then generally pay off the delinquent loans at the completion of the foreclosure or liquidation of the foreclosed properties. Subsequently, the servicers may submit claims to us for any losses on these previously paid-off loans, which are incorporated in the determination of our allowance for loan losses.

We did not have any MPF loans classified as REO at December 31, 2012 or 2011.

Troubled Debt Restructurings. There were no MPF troubled debt restructurings at December 31, 2012 or 2011.

The table below presents the recorded investment of the performing and non-performing MPP troubled debt restructurings.

	December 31, 2012			December 31, 2011
Recorded Investment	Performing	Non-Performing (1)	Total	Performing	Non-Performing (1)	Total
MPP conventional loans	$15,001	$1,816	$16,817	$2,298	$198	$2,496

(1)	Represents loans on non-accrual status only.

During the year ended December 31, 2012 and 2011, we had 80 and 16, respectively, of troubled debt restructurings of mortgage loans. The table below presents the financial effect of the modifications for the year ended December 31, 2012 and 2011. The pre- and post-modification amounts represent the amount of recorded investment as of the date the loans were modified.

	December 31, 2012		December 31, 2011
Troubled Debt Restructurings at Modification Date	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
MPP conventional loans	$13,790	$14,840	$2,320	$2,496

During the years ended December 31, 2012 and 2011, certain conventional MPP loans considered troubled debt restructurings within the previous 12 months experienced a payment default. A borrower is considered to have defaulted on a troubled debt restructuring if the borrower's contractually due principal or interest is 60 days or more past due at any time during the period presented. The table below presents the recorded investment of these MPP loans that subsequently defaulted.

	Years Ended December 31,
Troubled Debt Restructurings that Subsequently Defaulted (1)	2012	2011
MPP conventional loans	$3,456	$216

(1)	For purposes of this disclosure, only the initial default was included in the table; however, a loan can experience another payment default in a subsequent period.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

A loan considered to be a troubled debt restructuring is individually evaluated for impairment when determining its related allowance for loan losses. The first table below presents the recorded investment, UPB and related allowance associated with these loans at December 31, 2012 and 2011. The next table presents the average recorded investment and related interest income recognized on these loans during 2012 and 2011.

	December 31, 2012			December 31, 2011
Individually Evaluated Loans	Recorded Investment	UPB	Related Allowance for Loan Losses	Recorded Investment	UPB	Related Allowance for Loan Losses
MPP conventional loans without allowance for loan losses	$15,001	$14,892	$—	$2,298	$2,283	$—
MPP conventional loans with allowance for loan losses	1,816	1,783	68	198	193	9
Total	$16,817	$16,675	$68	$2,496	$2,476	$9

	Year Ended December 31, 2012		Year Ended December 31, 2011
Individually Evaluated Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
MPP conventional loans without allowance for loan losses	$8,900	$621	$649	$49
MPP conventional loans with allowance for loan losses	1,316	91	58	6
Total	$10,216	$712	$707	$55

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 10 - Derivatives and Hedging Activities

Nature of Business Activity. We are exposed to interest-rate risk primarily from the effect of changes in market interest rates on our interest-earning assets and our funding sources that finance those assets. The goal of our interest-rate risk management strategies is not to eliminate interest-rate risk, but to manage it within appropriate limits. To mitigate the risk of loss, we have established policies and procedures, which include guidelines on the amount of exposure to interest rate changes we are willing to accept. In addition, we monitor the risk to our interest income, net interest margin and average maturity of interest-earning assets and funding sources.

Consistent with Finance Agency regulation, we enter into derivatives to (i) manage the interest-rate risk exposures inherent in our otherwise unhedged assets and funding positions, (ii) achieve our risk management objectives, and (iii) act as an intermediary between our members and counterparties. Finance Agency regulation and our RMP prohibit trading in or the speculative use of these derivative instruments and limit credit risk arising from these instruments. However, the use of derivatives is an integral part of our financial management strategy.

Application of Derivatives. Derivatives may be applied as follows:

(i)	as a fair-value or cash-flow hedge of an associated financial instrument, a firm commitment, or an anticipated transaction;

(ii)	as an economic hedge to manage certain risks inherent to our Statement of Condition, primarily mismatches between the coupon features of our assets and liabilities; or

(iii)	as an intermediary hedge to meet the asset or liability management needs of our members. We did not act as an intermediary in the years ended December 31, 2012, 2011, or 2010.

The most common ways in which we use derivatives are to:

•
reduce funding costs by executing a derivative concurrently with the issuance of a Consolidated Obligation as the cost of a combined funding structure can be lower than the cost of a comparable CO Bond;

•	reduce the interest-rate sensitivity and repricing gaps of assets and liabilities;

•	preserve a favorable interest-rate spread between the yield of an asset (e.g., an Advance) and the cost of the related liability (e.g., CO Bond used to fund Advance);

•	mitigate the adverse earnings effects of the shortening or extension of the duration of certain assets (e.g., Advances or mortgage assets) and liabilities;

•	protect the value of existing asset and liability positions or of commitments and anticipated transactions;

•	manage embedded options in assets and liabilities; and

•	manage our overall asset/liability structure.

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

Interest-Rate Swaps. An interest-rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets forth the manner in which the cash flows will be determined and the dates on which they will be paid. One of the simplest forms of an interest-rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional amount at a predetermined fixed rate for a given period of time. In return for this promise, the party receives cash flows equivalent to the interest on the same notional amount at a variable-rate index for the same period of time.The variable rate we receive in most interest-rate exchange agreements is LIBOR.

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

Consolidated Obligations. We enter into derivatives to hedge the interest-rate risk associated with our specific debt issues. We manage the risk and volatility arising from changing market prices of a Consolidated Obligation by matching the cash inflow on the derivative with the cash outflow on the Consolidated Obligation.

In a typical transaction, we issue a fixed-rate Consolidated Obligation and simultaneously enter into a matching derivative in which the counterparty pays fixed cash flows to us designed to match in timing and amount the cash outflows we pay on the Consolidated Obligation. In turn, we pay a variable cash flow to the counterparty that closely matches the interest payments we receive on short-term or variable-rate Advances (typically one- or three-month LIBOR). These transactions are typically treated as fair-value hedges. Additionally, we may issue variable-rate CO Bonds indexed to LIBOR, the United States prime rate, or federal funds rate and simultaneously execute interest-rate swaps to hedge the basis risk of the variable-rate debt.

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

Mortgage Loans. We invest in fixed-rate mortgage loans. The prepayment options embedded in these mortgage loans can result in extensions or contractions in the expected repayment of these investments, depending on changes in prepayment speeds. We manage the interest-rate and prepayment risks associated with mortgages through a combination of debt issuance and derivatives. We issue both callable and noncallable debt and prepayment-linked Consolidated Obligations to achieve cash flow patterns and liability durations similar to those expected on the mortgage loans. Interest-rate swaps, to the extent the payments on the mortgages result in a simultaneous reduction of the notional amount of the swaps, may qualify for fair-value hedge accounting.

A combination of swaps and options, including futures and forwards, may be used as a portfolio of derivatives linked to a portfolio of mortgage loans. The portfolio of mortgage loans consists of one or more pools of similar assets, as determined by factors such as product type and coupon. As the portfolio of loans changes due to new loans, liquidations and payments, the derivative portfolio is modified accordingly to effectively hedge the interest-rate and prepayment risks. A new hedging relationship is created and such relationship is treated as a fair-value hedge.

Options may also be used to hedge prepayment risk on the mortgages, many of which are not linked to specific mortgages and, therefore, do not qualify for fair-value hedge accounting treatment. We may also purchase interest-rate caps and floors, swaptions, callable swaps, calls, and puts to minimize the prepayment risk embedded in the mortgage loans. Although these derivatives are valid economic hedges against the prepayment risk of the loans, they are not specifically linked to individual loans and, therefore, do not qualify for fair-value or cash-flow hedge accounting. These derivatives are marked-to-market through earnings.

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

Investments. We primarily invest in MBS and ABS, GSE debentures, and other U.S. obligations - guaranteed RMBS, which may be classified as HTM, AFS or trading securities. The interest-rate and prepayment risks associated with these investment securities are managed through a combination of debt issuance and derivatives. We may manage the prepayment and interest-rate risks by funding investment securities with Consolidated Obligations that have call features or by hedging the prepayment risk with caps or floors, callable swaps or swaptions. We may manage prepayment and duration risk by funding investment securities with Consolidated Obligations that contain call features. We may also manage the risk and volatility arising from changing market prices of investment securities by matching the cash outflow on the derivatives with the cash inflow on the investment securities. On occasion, we may hold derivatives that are associated with HTM and are designated as economic hedges. AFS that have been hedged may qualify as a fair-value hedge.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Financial Statement Effect and Additional Financial Information.

Derivative Notional Amounts. The notional amount of derivatives serves as a factor in determining periodic interest payments or cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor our overall exposure to credit and market risk. The risks of derivatives can be measured meaningfully on a portfolio basis that takes into account the counterparties, the types of derivatives, the items being hedged and any offsets between the derivatives and the items being hedged.

The following table presents the notional amount and fair value of derivative instruments. For purposes of this disclosure, the derivative values include the related accrued interest.

	Notional	Fair Value	Fair Value
	Amount of	of Derivative	of Derivative
December 31, 2012	Derivatives	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest-rate swaps	$32,158,474	$71,297	$951,216
Total derivatives designated as hedging instruments	32,158,474	71,297	951,216
Derivatives not designated as hedging instruments:
Interest-rate swaps	1,214,179	757	233
Interest-rate caps/floors	340,500	1,005	—
Interest-rate futures/forwards	156,700	230	43
MDCs	157,475	289	29
Total derivatives not designated as hedging instruments	1,868,854	2,281	305
Total derivatives before adjustments	$34,027,328	73,578	951,521
Netting adjustments		(72,757)	(72,757)
Cash collateral and related accrued interest		—	(677,649)
Total adjustments (1)		(72,757)	(750,406)
Total derivatives, net		$821	$201,115

December 31, 2011
Derivatives designated as hedging instruments:
Interest-rate swaps	$33,849,773	$74,405	$969,179
Total derivatives designated as hedging instruments	33,849,773	74,405	969,179
Derivatives not designated as hedging instruments:
Interest-rate swaps	764,477	128	616
Interest-rate caps/floors	305,000	2,190	—
Interest-rate futures/forwards	70,300	—	763
MDCs	68,069	417	—
Total derivatives not designated as hedging instruments	1,207,846	2,735	1,379
Total derivatives before adjustments	$35,057,619	77,140	970,558
Netting adjustments		(76,647)	(76,647)
Cash collateral and related accrued interest		—	(719,338)
Total adjustments (1)		(76,647)	(795,985)
Total derivatives, net		$493	$174,573

(1)
Amounts represent the effect of legally enforceable master netting agreements that allow us to net settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same counterparties.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents the components of Net Gains (Losses) on Derivatives and Hedging Activities reported in Other Income (Loss):

	Years Ended December 31,
Type of Hedge	2012	2011	2010
Net gain (loss) related to fair-value hedge ineffectiveness:
Interest-rate swaps	$(7,189)	$(8,615)	$9,235
Interest-rate futures/forwards	—	(45)	(52)
Total net gain (loss) related to fair-value hedge ineffectiveness	(7,189)	(8,660)	9,183
Net gain (loss) for derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	283	118	(719)
Interest-rate caps/floors	(1,689)	(2,838)	533
Interest-rate futures/forwards	(10,201)	(3,959)	(891)
Net interest settlements	31	722	883
MDCs	6,164	1,259	(1,994)
Total net gain (loss) for derivatives not designated as hedging instruments	(5,412)	(4,698)	(2,188)
Net Gains (Losses) on Derivatives and Hedging Activities	$(12,601)	$(13,358)	$6,995

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedging relationships and the effect of those derivatives on Net Interest Income:

	Gain (Loss)	Gain (Loss)	Net Fair-	Effect on
	on	on Hedged	Value Hedge	Net Interest
Year Ended December 31, 2012	Derivative	Item	Ineffectiveness	Income (1)
Advances	$(12,060)	$8,595	$(3,465)	$(236,814)
AFS securities	(15,679)	16,890	1,211	(76,926)
Mortgage Loans (2)	—	—	—	—
CO Bonds	2,289	(7,224)	(4,935)	60,352
Total	$(25,450)	$18,261	$(7,189)	$(253,388)

Year Ended December 31, 2011
Advances	$(95,964)	$89,087	$(6,877)	$(302,196)
AFS securities	(86,731)	86,279	(452)	(70,491)
Mortgage Loans (2)	(422)	377	(45)	(4,142)
CO Bonds	(26,442)	25,156	(1,286)	110,757
Total	$(209,559)	$200,899	$(8,660)	$(266,072)

Year Ended December 31, 2010
Advances	$208,107	$(198,303)	$9,804	$(464,527)
AFS securities	(79,496)	79,064	(432)	(67,298)
Mortgage Loans (2)	(464)	412	(52)	(978)
CO Bonds	(35,284)	35,147	(137)	186,008
Total	$92,863	$(83,680)	$9,183	$(346,795)

(1)
The net interest on derivatives in fair-value hedging relationships is recorded in the Interest Income / Interest Expense line item of the respective hedged item, which results in fully offsetting amounts, except to the extent of any hedge ineffectiveness.

(2)	Effect on Net Interest Income includes both fair-value and economic hedging relationships.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Managing Credit Risk on Derivatives. We are subject to credit risk due to potential nonperformance by counterparties to the interest-rate exchange agreements. The degree of counterparty risk depends largely on the extent to which master netting arrangements are included in such contracts to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in our policies and Finance Agency regulations. Collateral delivery thresholds are established in the collateral agreements that we require for all LIBOR-based derivatives. See Note 19 - Estimated Fair Values for discussion regarding our fair value methodology for derivative assets and liabilities, including an evaluation of the potential for the estimated fair value of these instruments to be affected by counterparty credit risk.

The following table presents our credit risk exposure on derivative instruments, excluding circumstances in which a counterparty's pledged collateral to us exceeds our net position. Amounts represent the effect of legally enforceable master netting agreements that allow us to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

Credit Risk Exposure	December 31, 2012	December 31, 2011
Total net exposure at fair value	$821	$493
Cash collateral held	—	—
Net positive exposure after cash collateral	821	493
Non-cash collateral held	—	—
Net exposure after collateral	$821	$493

The net exposure at fair value includes accrued interest receivable of $209 and $70 at December 31, 2012 and 2011, respectively. Based on credit analyses and collateral requirements, we do not anticipate any credit losses on our derivative agreements.

We have credit support agreements that contain provisions requiring us to post additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating is lowered by an NRSRO, we could be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate estimated fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest on cash collateral) at December 31, 2012 was $878,692 for which we have posted collateral, including accrued interest, with an estimated fair value of $677,649 in the normal course of business. In addition, we held other derivative instruments in a net liability position of $71 that are not subject to credit support agreements containing credit-risk related contingent features. If our credit rating had been lowered by an NRSRO (from AA+ to AA), we could have been required to deliver up to an additional $44,651 of collateral (at estimated fair value) to our derivative counterparties at December 31, 2012.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 11 - Deposits

We offer demand and overnight deposits to members and qualifying non-members. In addition, we offer short-term interest-bearing deposit programs to members. A member that services mortgage loans may deposit funds collected in connection with the mortgage loans, pending disbursement of such funds to the owners of the mortgage loans. We classify these items as other deposits.

Demand, overnight, and other deposits pay interest based on a daily interest rate. Time deposits pay interest based on a fixed rate determined at the origination of the deposit. The weighted-average interest rates paid on interest-bearing deposits were 0.01%, 0.02%, and 0.04% during the years ended December 31, 2012, 2011, and 2010, respectively.

The following table presents Interest-Bearing and Non-Interest-Bearing Deposits:

Type of Deposits	December 31, 2012	December 31, 2011
Interest-Bearing:
Demand and overnight	$704,216	$620,680
Time	2,250	—
Other	22	22
Total Interest-Bearing	706,488	620,702
Non-Interest-Bearing: (1)
Demand	1,066,041	—
Other	14,622	8,764
Total Non-Interest Bearing	1,080,663	8,764
Total Deposits	$1,787,151	$629,466

(1)	Non-Interest-Bearing includes pass-through deposit reserves from members.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 12 - Consolidated Obligations

The FHLBanks issue Consolidated Obligations through the Office of Finance as our agent under the oversight of the Finance Agency and the United States Secretary of the Treasury. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, each FHLBank separately tracks and records as a liability its specific portion of Consolidated Obligations for which it is the primary obligor.

Consolidated Obligations consist of CO Bonds and Discount Notes. CO Bonds are issued primarily to raise intermediate and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Discount Notes are issued primarily to raise short-term funds and have original maturities of up to one year. These notes sell at less than their face amount and are redeemed at par value when they mature.

Although we are primarily liable for our portion of Consolidated Obligations (i.e., those issued on our behalf), we are also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all Consolidated Obligations of each of the FHLBanks. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any Consolidated Obligation whether or not the Consolidated Obligation represents a primary liability of that FHLBank. Although it has never occurred, to the extent that an FHLBank makes any payment on a Consolidated Obligation on behalf of another FHLBank that is primarily liable for such Consolidated Obligation, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from that non-complying FHLBank for any payments made on its behalf and other associated costs (including interest to be determined by the Finance Agency). If, however, the Finance Agency determines that such non-complying FHLBank is unable to satisfy its repayment obligations, then the Finance Agency may allocate the outstanding liabilities of the non-complying FHLBank among the remaining FHLBanks on a pro-rata basis in proportion to each FHLBank's participation in all Consolidated Obligations outstanding. The Finance Agency reserves the right to allocate the outstanding liabilities for the Consolidated Obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner. The par values of the 12 FHLBanks' outstanding Consolidated Obligations, including Consolidated Obligations held by other FHLBanks, were approximately $687.9 billion billion and $691.9 billion at December 31, 2012 and 2011, respectively.

As provided by the Bank Act and applicable regulations, Consolidated Obligations are backed only by the financial resources of all 12 FHLBanks. Regulations require us to maintain unpledged qualifying assets equal to our participation in the Consolidated Obligations outstanding.

Discount Notes. Our participation in Discount Notes, all of which are due within one year of issuance, was as follows:

Discount Notes	December 31, 2012	December 31, 2011
Book value	$8,924,085	$6,536,109
Par value	8,925,828	6,536,400
Weighted-average effective interest rate	0.15%	0.07%

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

CO Bonds. The following table presents our participation in CO Bonds outstanding:

	December 31, 2012		December 31, 2011
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$14,083,675	0.54	$17,071,550	0.54
Due after 1 year through 2 years	2,984,650	1.49	3,346,675	1.60
Due after 2 years through 3 years	1,323,800	1.59	1,448,150	2.67
Due after 3 years through 4 years	724,900	3.08	790,400	2.60
Due after 4 years through 5 years	1,337,700	2.29	796,400	3.15
Thereafter	6,881,450	3.11	6,839,150	3.88
Total CO Bonds, par value	27,336,175	1.50	30,292,325	1.63
Unamortized bond premiums	36,958		41,393
Unamortized bond discounts	(17,444)		(20,374)
Hedging adjustments	51,841		44,866
Total CO Bonds	$27,407,530		$30,358,210

Consolidated Obligations outstanding were issued with either fixed-rate or variable-rate coupon payment terms that use a variety of indices for interest-rate resets, including Federal Funds, LIBOR, and others. To meet the specific needs of certain investors in CO Bonds, both fixed-rate and variable-rate CO Bonds may contain features that result in complex coupon payment terms and call options. When such CO Bonds are issued, we typically enter into derivatives containing features that offset the terms and embedded options, if any, of the CO Bonds.

The following tables present our participation in CO Bonds outstanding by redemption feature and contractual maturity or next call date:

Redemption Feature	December 31, 2012	December 31, 2011
Non-callable / non-putable	$19,952,175	$22,156,325
Callable	7,384,000	8,136,000
Total CO Bonds, par value	$27,336,175	$30,292,325

Year of Contractual Maturity or Next Call Date	December 31, 2012	December 31, 2011
Due in 1 year or less	$21,097,675	$22,188,550
Due after 1 year through 2 years	1,694,650	3,145,675
Due after 2 years through 3 years	1,091,800	1,137,150
Due after 3 years through 4 years	513,900	540,400
Due after 4 years through 5 years	607,700	475,400
Thereafter	2,330,450	2,805,150
Total CO Bonds, par value	$27,336,175	$30,292,325

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

CO Bonds, beyond having fixed-rate or simple variable-rate interest-rate payment terms, may also have the following terms:

•	Optional Principal Redemption CO Bonds (callable bonds) that we may redeem in whole or in part, in our discretion, on predetermined call dates according to the terms of the callable bond offerings.

With respect to interest payments, CO Bonds may also have the following terms:

•
Step-up CO Bonds pay interest at increasing fixed rates for specified intervals over the life of the CO Bonds. These CO Bonds generally contain provisions enabling us to call them at our option on the step-up dates.

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

•
Conversion CO Bonds have interest rates that convert from fixed to variable, or variable to fixed, or from one index to another, on predetermined dates according to the terms of the CO Bonds offering notice.

Interest-Rate Payment Terms. The following table details CO Bonds by interest-rate payment term:

Interest-Rate Payment Terms	December 31, 2012	December 31, 2011
Fixed-rate	$25,076,175	$29,812,325
Step-up	1,615,000	145,000
Simple variable-rate	485,000	175,000
Ratchet	125,000	125,000
Conversion	35,000	35,000
Total CO Bonds, par value	$27,336,175	$30,292,325

Concessions on Consolidated Obligations. Unamortized concessions, included in Other Assets, totaled $9,432 and $9,552 at December 31, 2012 and 2011, respectively, and the amortization of such concessions, included in CO Bonds Interest Expense, totaled $12,203, $14,231, and $16,830 during the years ended December 31, 2012, 2011, and 2010, respectively.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 13 - Affordable Housing Program

The Bank Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and below-market interest rate Advances to members that use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of the aggregate of $100 million or 10% of each FHLBank's net earnings. For purposes of the AHP calculation, net earnings is defined as Income Before Assessments, plus Interest Expense related to MRCS, less any assessment for REFCORP (if applicable). The requirement to add back interest expense related to MRCS is based on an Advisory Bulletin issued by the Finance Agency. Prior to satisfaction by the FHLBanks of the REFCORP obligation, the AHP and REFCORP assessments were calculated simultaneously because of their interdependence on each other. Calculation of the REFCORP assessment is discussed in Note 14 - Resolution Funding Corporation.

We had outstanding principal in AHP-related Advances of $125 at December 31, 2012 and 2011.

The following table summarizes the activity in our AHP funding obligation:

Rollforward	2012	2011	2010
Balance at beginning of year	$32,845	$35,648	$37,329
Annual assessment (expense)	17,599	13,825	13,856
Subsidy usage, net (1)	(16,082)	(16,628)	(15,537)
Balance at end of year	$34,362	$32,845	$35,648

(1)	Subsidies disbursed are reported net of returns of previously disbursed subsidies.

Note 14 - Resolution Funding Corporation

On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation with their payments made on July 15, 2011. The FHLBanks entered into a JCE Agreement, which requires each FHLBank to allocate 20% of its net income to a separate restricted retained earnings account, beginning in the third quarter of 2011. See Note 15 - Capital for further discussion. As a result of fully satisfying our REFCORP obligation, we did not record a REFCORP assessment for the year ended December 31, 2012 or in either of the last two quarters of 2011.

Prior to the satisfaction of our REFCORP obligation, we were required to make payments to REFCORP (20% of annual GAAP net income before REFCORP assessments and after provision for AHP assessments) until the total amount of payments actually made was equivalent to a $300 million annual annuity whose final maturity date was April 15, 2030. The Finance Agency and its predecessors shortened or lengthened the period during which the FHLBanks made payments to REFCORP based on actual payments made relative to the referenced annuity. See Note 13 - Affordable Housing Program for further discussion of AHP.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 15 - Capital

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

Our board of directors may, but is not required to, declare and pay dividends on our Class B Stock in either cash or capital stock or a combination thereof, as long as we are in compliance with Finance Agency rules. The amount of the dividend to be paid is based on the average number of shares of each type held by the member during the dividend payment period.

The GLB Act made membership voluntary for all members. Members can redeem Class B stock by giving five years' written notice, subject to certain restrictions. Any member that withdraws from membership may not be readmitted as a member for a period of five years from the divestiture date for all capital stock that is held as a condition of membership, as that requirement is set forth in our capital plan, unless the member has canceled or revoked its notice of withdrawal prior to the end of the five-year redemption period. This restriction does not apply if the member is transferring its membership from one FHLBank to another on an uninterrupted basis.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

As presented in the following table, we were in compliance with the Finance Agency's capital requirements at December 31, 2012 and 2011. For regulatory purposes, AOCI is not considered capital; MRCS, however, is considered capital.

	December 31, 2012		December 31, 2011
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$636,022	$2,676,616	$624,220	$2,514,614

Regulatory permanent capital-to-asset ratio	4.00%	6.49%	4.00%	6.23%
Regulatory permanent capital	$1,649,105	$2,676,616	$1,615,020	$2,514,614

Leverage ratio	5.00%	9.74%	5.00%	9.34%
Leverage capital	$2,061,382	$4,014,924	$2,018,774	$3,771,921

Restricted Retained Earnings. The purpose of the JCE Agreement is to enhance the capital position of each FHLBank. The intent of the JCE Agreement is to allocate that portion of each FHLBank's earnings historically paid to satisfy its REFCORP obligation to a separate retained earnings account at that FHLBank. We amended our capital plan to implement the provisions of the JCE Agreement, and the Finance Agency approved the capital plan amendment on August 5, 2011. In accordance with the JCE Agreement, starting in the third quarter of 2011, we allocate 20% of our net income to a separate restricted retained earnings account.

Mandatorily Redeemable Capital Stock. At December 31, 2012 and 2011, we had $450,716 and $453,885, respectively, in capital stock subject to mandatory redemption, which is classified as a liability in the Statement of Condition.

The following table presents the activity in MRCS:

Activity	2012	2011	2010
Balance at beginning of year	$453,885	$658,363	$755,660
Additions due to change in membership status	3,513	14,122	31,875
Reductions due to change in membership status	—	—	(2,150)
Redemptions/repurchases during the year	(6,709)	(218,611)	(127,065)
Accrued dividends	27	11	43
Balance at end of year	$450,716	$453,885	$658,363

There were 27, 27, and 31 former members holding MRCS at December 31, 2012, 2011, and 2010, which include eight, nine, and eight institutions, respectively, that were members at the time of their acquisition by the FDIC in its capacity as receiver.

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

Contractual Year of Redemption	December 31, 2012	December 31, 2011
Year 1	$268,512	$6,682
Year 2	144,644	268,512
Year 3	20,511	144,644
Year 4	13,536	20,511
Year 5	3,513	13,536
Total MRCS	$450,716	$453,885

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents distributions on MRCS:

	Years Ended December 31,
Distributions	2012	2011	2010
Recorded as Interest Expense	$15,065	$14,483	$13,743
Recorded as distributions from Retained Earnings	27	11	43
Total	$15,092	$14,494	$13,786

When a member's membership status changes to a non-member, the member's capital stock is reclassified to MRCS. If such change occurs during a quarterly period, but not at the beginning or the end of a quarterly period, any dividends for that quarterly period are allocated between distributions from retained earnings for the shares held as capital stock during that period and interest expense for the shares held as MRCS during that period. Therefore, the distributions from Retained Earnings represent dividends to former members for the portion of the previous period that they were members. The amounts recorded to Interest Expense represent dividends to former members for the periods that they were not members.

Excess Capital Stock. Excess capital stock is defined as the amount of stock held by a member or former member in excess of that institution's minimum stock requirement. Finance Agency rules limit the ability of an FHLBank to create member excess stock under certain circumstances, including if excess stock exceeds 1% of Total Assets or if the issuance of excess stock would cause excess stock to exceed 1% of Total Assets. Our excess stock totaled $946,503 at December 31, 2012, which equaled approximately 2% of our Total Assets. Therefore, we are currently not permitted to issue new excess stock to members or distribute stock dividends.

Stock Redemption Requests. At December 31, 2012 and 2011, certain members had requested redemptions of excess capital stock that has not been reclassified to MRCS because the requesting member may revoke its request, without substantial penalty, throughout the five-year waiting period, based on our capital plan. Therefore, these requests are not considered substantive in nature. However, we consider redemption requests related to merger or acquisition, charter termination, or involuntary termination from membership to be substantive when made and, therefore, the related stock is considered mandatorily redeemable and reclassified to liabilities.

The following table details, by year of redemption, the amount of Class B-1 and B-2 capital stock not considered MRCS that is subject to a redemption request:

Year of Redemption	December 31, 2012	December 31, 2011
Year 1	$—	$2,290
Year 2	97,858	—
Year 3	2,699	97,858
Year 4	1,253	2,699
Year 5	200	1,253
Total	$102,010	$104,100

The number of members with redemption requests was eight and nine at December 31, 2012 and 2011, respectively.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 16 - Accumulated Other Comprehensive Income (Loss)

The following table presents a summary of the changes in the components of AOCI for the years ended December 31, 2012, 2011, and 2010:

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities (Note 4)	Non-Credit OTTI on AFS Securities (Note 4)	Non-Credit OTTI on HTM Securities (Note 5)	Pension Benefits (Note 17)	Total AOCI
Balance, December 31, 2009	$2,140	$—	$(324,041)	$(6,701)	$(328,602)

Other Comprehensive Income (Loss)	(6,755)	(68,806)	316,985	(3,068)	238,356
Balance, December 31, 2010	$(4,615)	$(68,806)	$(7,056)	$(9,769)	$(90,246)

Other Comprehensive Income (Loss)	19,695	(50,468)	6,664	814	(23,295)
Balance, December 31, 2011	$15,080	$(119,274)	$(392)	$(8,955)	$(113,541)

Other Comprehensive Income (Loss)	(2,745)	109,590	80	(3,442)	103,483
Balance, December 31, 2012	$12,335	$(9,684)	$(312)	$(12,397)	$(10,058)

Note 17 - Employee Retirement and Deferred Compensation Plans

Qualified Defined Benefit Pension Plan. We participate in the DB Plan, a tax-qualified, defined-benefit pension plan. The DB Plan is treated as a multiemployer plan for accounting purposes but operates as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. As a result, certain multiemployer plan disclosures, including the certified zone status, are not applicable to the DB Plan. Under the DB Plan, contributions made by a participating employer may be used to provide benefits to employees of other participating employers because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits to employees of that employer only. Also, in the event a participating employer is unable to meet its contribution or funding requirements, the required contributions for the other participating employers (including us) could increase proportionately.

The DB Plan covers all of our officers and employees that meet certain eligibility requirements, including being hired before February 1, 2010. The DB Plan operates on a fiscal year from July 1 through June 30. The DB Plan files one Form 5500 on behalf of all participating employers. The Employer Identification Number is 13-5645888 and the three digit plan number is 333. There are no collective bargaining agreements in place.

The DB Plan's annual valuation process includes calculating its funded status and separately calculating the funded status of each participating employer. The funded status is calculated as the market value of plan assets divided by the funding target (100% of the present value of all benefit liabilities accrued at that date utilizing the discount rate prescribed by statute). The calculation of the funding target as of July 1, 2012 incorporated a higher discount rate in accordance with a statutory amendment in 2012, which resulted in a lower funding target and a higher funded status. As permitted by the Employee Retirement Income Security Act of 1974, the DB Plan accepts contributions for the prior plan year up to eight and a half months after the asset valuation date. As a result, the market value of plan assets at the valuation date (July 1) will increase by any subsequent contributions designated for the immediately preceding plan year ended June 30.

The most recent Form 5500 available for the DB Plan is for the plan year July 1, 2010 through June 30, 2011. Our contributions for the plan years ended June 30, 2011 and 2010 were not more than 5% of the total contributions to the DB Plan.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents a summary of net pension costs charged to Compensation and Benefits Expense and the DB Plan's funded status:

DB Plan Net Pension Cost and Funded Status	2012		2011		2010
Net pension cost charged to Compensation and Benefits Expense for the year ended December 31	$5,125		$6,933		$9,531
DB Plan funded status as July 1	108%	(a)	90%	(b)	88%
Our funded status as of July 1	113%		93%		90%

(a)
The DB Plan's funded status as of July 1, 2012 is preliminary and may increase because the plan's participants were permitted to make contributions through March 15, 2013 for the plan year ended June 30, 2012. Contributions made on or before March 15, 2013, and designated for the plan year ended June 30, 2012, will be included in the final valuation as of July 1, 2012. The final funded status as of July 1, 2012 will not be available until the Form 5500 for the plan year July 1, 2012 through June 30, 2013 is filed (no later than April 2014).

(b)	The final funded status as of July 1, 2011 will not be available until the Form 5500 for the plan year July 1, 2011 through June 30, 2012 is filed (no later than April 2013).

Qualified Defined Contribution Plans. We participate in the DC Plan, a tax-qualified, defined contribution plan. The DC Plan covers substantially all officers and employees who meet certain eligibility requirements. Our contribution is equal to a percentage of voluntary employee contributions, subject to certain limitations. We contributed $1,092, $989, and $734 in the years ended December 31, 2012, 2011, and 2010, respectively.

Nonqualified Supplemental Defined Benefit Retirement Plan. We participate in the SERP, a single-employer, non-qualified, unfunded supplemental executive retirement plan covering certain officers. This plan restores all or a portion of defined benefits to participating employees who have had their qualified defined benefits limited by Internal Revenue Service regulations.

The changes in our SERP obligation were as follows:

Change in benefit obligation	2012	2011	2010
Projected benefit obligation at beginning of year	$15,366	$15,791	$11,902
Service cost	891	507	537
Interest cost	817	689	847
Settlements and curtailments	—	—	—
Actuarial loss	4,989	39	4,165
Benefits paid	(814)	(1,660)	(1,660)
Projected benefit obligation at end of year	$21,249	$15,366	$15,791

The measurement date used to determine the current year's benefit obligation was December 31, 2012. Key assumptions used for the actuarial calculations to determine the benefit obligation for our SERP were as follows:

	December 31, 2012	December 31, 2011
Discount rate	3.90%	4.30%
Compensation increases	5.50%	5.50%

The discount rate represents a weighted-average that was determined by a discounted cash-flow approach, which incorporates the timing of each expected future benefit payment. We estimate future benefit payments based on the census data of the SERP's participants, benefit formulas and provisions, and valuation assumptions reflecting the probability of decrement and survival. We then determine the present value of the future benefit payments by using duration-based interest rate yields from the Citibank Pension Discount Curve as of the measurement date, and solving for the single discount rate that produces the same present value of the future benefit payments.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

As shown in the table below, there are no plan assets for the SERP. The unfunded status is reported in Other Liabilities in the Statements of Condition as follows:

	December 31, 2012	December 31, 2011
Projected benefit obligation at end of year	$21,249	$15,366
Plan assets	—	—
Unfunded status	$21,249	$15,366

Although there are no plan assets, a grantor trust has been established to fund the SERP. The assets in the grantor trust, included as a component of Other Assets in the Statements of Condition, at December 31, 2012 and 2011 were carried at estimated fair values of $18,440 and $13,016, respectively.

Components of the net periodic benefit cost and other amounts recognized in OCI for our SERP were:

	Years Ended December 31,
	2012	2011	2010
Net Periodic Benefit Cost:
Service cost	$891	$507	$537
Interest cost	817	689	847
Amortization of prior service benefit	(11)	(11)	(11)
Amortization of net actuarial loss (gain)	1,558	864	1,108
Net periodic benefit cost recorded in Compensation and Benefits	3,255	2,049	2,481

Amounts Recognized in OCI:
Actuarial loss (gain)	4,989	39	4,165
Amortization of net actuarial loss (gain)	(1,558)	(864)	(1,108)
Amortization of prior service benefit	11	11	11
Net loss (income) recognized in OCI	3,442	(814)	3,068

Total recognized in Compensation and Benefits and in OCI	$6,697	$1,235	$5,549

Key assumptions used for the actuarial calculations to determine net periodic benefit cost for the SERP were:

	Years Ended December 31,
	2012	2011	2010
Discount rate	4.30%	5.50%	5.75%
Compensation increases	5.50%	5.50%	5.50%

Pension benefits reported in AOCI relate to the SERP and consist of:

	December 31, 2012	December 31, 2011
Prior service benefit	$33	$45
Net actuarial loss	(12,430)	(9,000)
Net pension benefits reported in AOCI	$(12,397)	$(8,955)

The accumulated benefit obligation for the SERP, which excludes projected future salary increases, was $13,796 and $12,004 as of December 31, 2012 and 2011, respectively.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The estimated prior service benefit and net actuarial loss that will be amortized from AOCI into net periodic benefit cost during 2013 are:

2013
Prior service benefit	$(11)
Net actuarial loss (gain)	1,718
Net amount to be amortized	$1,707

The net periodic benefit cost for the SERP for the year ended December 31, 2013 is expected to be approximately $3,500.
Since the SERP is a non-qualified unfunded plan, no contributions are required to be made in 2013 or thereafter. Payments of benefits may be made from the related grantor trust or from our general assets, and we may elect to make contributions to the grantor trust in order to maintain a desired funding level. Estimated future benefit payments are:

For the Year Ended December 31,	Payments
2013	$587
2014	458
2015	569
2016	690
2017	681
2018-2022	5,793

Note 18 - Segment Information

We have identified two primary operating segments:

•
Traditional, which consists of credit products (including Advances, letters of credit, and lines of credit), investments (including Federal Funds Sold, Securities Purchased Under Agreements to Resell, AFS securities, and HTM securities), and correspondent services and deposits; and

•
Mortgage Loans, which consists of mortgage loans purchased from our members through our MPP and participation interests in mortgage loans purchased by the FHLBank of Topeka from its PFI members under the MPF Program.

Traditional includes interest income on Advances, investments and the borrowing costs related to those assets, net interest settlements related to interest rate exchange agreements, and premium and discount amortization on products other than mortgage loans. Traditional also includes the costs related to holding deposit products for members and other miscellaneous borrowings as well as all other miscellaneous income and expense not associated with mortgage loans. Mortgage loan net income is derived primarily from the difference, or spread, between the interest income earned on mortgage loans, including the premium and discount amortization, and the borrowing cost related to those loans.

We measure the performance of each segment based upon the net interest spread of the underlying portfolio(s). Therefore, each segment's performance begins with net interest income. Direct other income and expense items have been presented in each segment based upon actual results. The mortgage loans segment includes the direct earnings impact of derivatives and hedging activities as well as direct salary and other expenses (including an allocation for indirect overhead) associated with operating the MPP and MPF Program, and volume-driven costs associated with master servicing and quality control fees. Direct other income/expense related to Traditional includes the direct earnings impact of derivatives and hedging activities related to Advances and investment products as well as all other income and expense not associated with mortgage loans. The assessments related to AHP and REFCORP, as applicable, have been allocated to each segment based upon each segment's proportionate share of Income Before Assessments.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents our financial performance by operating segment:

Year Ended December 31, 2012	Traditional	Mortgage Loans	Total
Net Interest Income	$166,183	$75,717	$241,900
Provision for Credit Losses	—	8,200	8,200
Other Income (Loss)	(9,036)	(4,037)	(13,073)
Other Expenses	54,398	5,305	59,703
Income Before Assessments	102,749	58,175	160,924
Total Assessments	11,781	5,818	17,599
Net Income	$90,968	$52,357	$143,325

Year Ended December 31, 2011
Net Interest Income	$140,174	$91,214	$231,388
Provision for Credit Losses	—	4,900	4,900
Other Income (Loss)	(30,306)	(2,745)	(33,051)
Other Expenses	53,037	5,601	58,638
Income Before Assessments	56,831	77,968	134,799
Total Assessments, net	9,482	15,250	24,732
Net Income	$47,349	$62,718	$110,067

Year Ended December 31, 2010
Net Interest Income	$172,874	$94,004	$266,878
Provision for Credit Losses	—	500	500
Other Income (Loss)	(55,829)	(2,936)	(58,765)
Other Expenses	49,631	5,423	55,054
Income Before Assessments	67,414	85,145	152,559
Total Assessments, net	19,008	22,589	41,597
Net Income	$48,406	$62,556	$110,962

The following table presents asset balances by segment:

By Date	Traditional	Mortgage Loans	Total
December 31, 2012	$35,226,231	$6,001,405	$41,227,636
December 31, 2011	34,420,348	5,955,142	40,375,490
December 31, 2010	38,227,297	6,702,576	44,929,873

The estimates used to allocate indirect overhead costs to the Mortgage Loans segment were refined during the first quarter of 2012. This change resulted in a higher proportion of total Other Expenses being allocated to the Mortgage Loans segment, but no change to total Other Expenses. The related prior period amounts have been adjusted accordingly for the purposes of comparability. For the year ended December 31, 2011, Other Expenses in the Mortgage Loans segment increased, and Other Expenses in the Traditional segment decreased, by $3,281. For the year ended December 31, 2010, Other Expenses in the Mortgage Loans segment increased, and Other Expenses in the Traditional segment decreased, by $2,877.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 19 - Estimated Fair Values

The estimated fair value amounts, recorded on the Statement of Condition and/or presented herein, have been determined by using available market and other pertinent information at December 31, 2012 and 2011, and reflect our best judgment of appropriate valuation methods. Although we use our best judgment in estimating the fair values of financial instruments, there are inherent limitations in any valuation technique. Therefore, these estimated fair values may not be indicative of the amounts that would have been realized in market transactions at the reporting dates.

Fair Value Hierarchy. We record AFS securities, Derivative Assets, grantor trust assets (publicly-traded mutual funds), and Derivative Liabilities at estimated fair value. The fair value hierarchy requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring estimated fair value. The inputs are evaluated, and an overall level for the estimated fair value measurement is determined. This overall level is an indication of the market observability of the estimated fair value measurement for the asset or liability.

The fair value hierarchy prioritizes the inputs used to measure fair value into three broad levels:

Level 1 Inputs. Quoted prices (unadjusted) for identical assets or liabilities in an active market that we can access on the measurement date.

Level 2 Inputs. Inputs other than quoted prices within Level 1 that are observable inputs for the asset or liability, either directly or indirectly. If the asset or liability has a specified or contractual term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include (i) quoted prices for similar assets or liabilities in active markets; (ii) quoted prices for identical or similar assets or liabilities in markets that are not active; (iii) inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves that are observable at commonly quoted intervals and implied volatilities); and (iv) inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 Inputs. Unobservable inputs for the asset or liability.

We review the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the inputs may result in a reclassification of certain assets or liabilities. Such reclassifications are reported as transfers in/out at estimated fair value as of the beginning of the quarter in which the changes occur. There were no such transfers during the years ended December 31, 2012 or 2011.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following tables present the carrying value and estimated fair value of each of our financial assets and liabilities. The total of the estimated fair values does not represent an estimate of our overall market value as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities among other considerations.

	December 31, 2012
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustment (1)
Assets:
Cash and Due from Banks	$105,472	$105,472	$105,472	$—	$—	$—
Interest-Bearing Deposits	48	48	—	48	—	—
Securities Purchased Under Agreements to Resell	3,250,000	3,250,000	—	3,250,000	—	—
Federal Funds Sold	2,110,000	2,110,000	—	2,110,000	—	—
AFS securities	3,980,580	3,980,580	—	3,340,438	640,142	—
HTM securities	7,504,643	7,738,596	—	7,490,101	248,495	—
Advances	18,129,458	18,298,372	—	18,298,372	—	—
Mortgage Loans Held for Portfolio, net	6,001,405	6,318,983	—	6,265,990	52,993	—
Accrued Interest Receivable	87,455	87,455	—	87,455	—	—
Derivative Assets, net	821	821	—	73,578	—	(72,757)
Grantor Trust Assets (included in Other Assets)	18,440	18,440	18,440	—	—	—

Liabilities:
Deposits	1,787,151	1,787,151	—	1,787,151	—	—
Consolidated Obligations:
Discount Notes	8,924,085	8,925,828	—	8,925,828	—	—
CO Bonds	27,407,530	28,162,392	—	28,162,392	—	—
Accrued Interest Payable	87,777	87,777	—	87,777	—	—
Derivative Liabilities, net	201,115	201,115	—	951,521	—	(750,406)
MRCS	450,716	450,716	450,716	—	—	—

(1)
Amounts represent the effect of legally enforceable master netting agreements that allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same counterparties.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

	December 31, 2011
	Carrying	Estimated
Financial Instruments	Value	Fair Value
Assets:
Cash and Due from Banks	$512,682	$512,682
Interest-Bearing Deposits	15	15
Securities Purchased Under Agreements to Resell	—	—
Federal Funds Sold	3,422,000	3,422,019
AFS securities	2,949,446	2,949,446
HTM securities	8,832,178	8,972,082
Advances	18,567,702	18,787,663
Mortgage Loans Held for Portfolio, net	5,955,142	6,378,449
Accrued Interest Receivable	87,314	87,314
Derivative Assets, net	493	493
Grantor Trust Assets (included in Other Assets)	13,016	13,016

Liabilities:
Deposits	629,466	629,466
Consolidated Obligations:
Discount Notes	6,536,109	6,536,249
CO Bonds	30,358,210	31,083,104
Accrued Interest Payable	102,060	102,060
Derivative Liabilities, net	174,573	174,573
MRCS	453,885	453,885

Summary of Valuation Techniques and Significant Inputs.

Cash and Due from Banks. The estimated fair value equals the carrying value.

Interest-Bearing Deposits. The estimated fair value equals the carrying value.

Securities Purchased Under Agreements to Resell. The estimated fair value is determined by calculating the present value of the future cash flows. The discount rates used in these calculations are the rates for securities with similar terms.

Federal Funds Sold. The estimated fair value of overnight Federal Funds Sold approximates the carrying value. The estimated fair value of term Federal Funds Sold is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for Federal funds with similar terms.

AFS and HTM Investment securities - non-MBS. The estimated fair value is determined using market-observable price quotes from third-party pricing services, such as the Composite Bloomberg Bond Trade screen, thus falling under the market approach.

AFS and HTM Investment securities - MBS. The estimated fair value incorporates prices from up to four designated third-party pricing vendors, when available. These pricing vendors use various proprietary models to price MBS. The inputs to those models are derived from various sources, including, but not limited to, benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers, and other market-related data. Because many private-label RMBS do not trade on a daily basis, the pricing vendors use available information, as applicable, such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all MBS valuations, which facilitates resolution of potentially erroneous prices identified by us.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

We conduct reviews of the four pricing vendors' processes, methodologies and control procedures to confirm and further augment our understanding of the vendors' prices for agency and private-label RMBS.

Our valuation technique for estimating the fair values of MBS initially requires the establishment of a "median" price for each security. If four prices are received, the average of the middle two prices is the median price; if three prices are received, the middle price is the median price; if two prices are received, the average of the two prices is the median price; and if one price is received, it is the median price (and also the final price), subject to certain validation procedures. All prices that are within a specified tolerance threshold of the median price are then included in the "cluster" of prices that are averaged to compute a "default" price. All prices that are outside the threshold ("outliers") are subject to further analysis (including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates) to determine if an outlier is a better estimate of fair value. If an outlier or some other price identified in the analysis is determined to be a better estimate of fair value, then the outlier (or the other price as appropriate) is used as the final price rather than the default price. Alternatively, if the analysis confirms that an outlier (or outliers) is (are) in fact not representative of fair value and the default price is the best estimate, then the default price is used as the final price. In all cases, the final price is used to determine the fair value of the security.

As an additional step, we reviewed the final fair value estimates of our private-label RMBS holdings as of December 31, 2012 for reasonableness using an implied yield test. We calculated an implied yield for each of our private-label RMBS using the estimated fair value derived from the process described above and the security's projected cash flows from our OTTI process and compared such implied yield to the market yield for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. Significant variances were evaluated in conjunction with the other available pricing information to determine whether an adjustment to the fair value estimate was appropriate.

Based on the lack of significant market activity for private-label RMBS and home equity loan ABS, the recurring and non-recurring fair value measurements for those securities were classified as Level 3 within the fair value hierarchy as of December 31, 2012 and 2011.

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

The inputs used to determine the estimated fair value of Advances are as follows:

•
LIBOR Swap Curve. We use the LIBOR swap curve, which represents the fixed rates on which fixed rate payments are swapped in exchange for payments of three-month LIBOR, based on our use of the LIBOR swap curve to determine current Advance rates.

•
Volatility assumption. To estimate the fair value of Advances with optionality, we use market-based expectations of future interest rate volatility implied from current market prices for certain benchmark options.

•	Spread adjustment to the LIBOR swap curve. The spreads are calculated for various structures of Advances using current internal Advance pricing indications.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Mortgage Loans Held for Portfolio. Beginning in 2012, the estimated fair value for certain single-family nonperforming loans represents an estimate of the prices we would receive if we were to sell these loans in the nonperforming whole-loan market. These nonperforming loans are three months or greater delinquent. We calculate the estimated fair value of nonperforming loans based on assumptions about key factors, including collateral value and the present value of expected future cash flows, using our best estimates of the key assumptions, including forecasted credit losses, prepayment rates, forward yield curves and discount rates, commensurate with the risks involved. Collateral value is derived from the current estimated mark-to-market LTV ratio of the individual loan along with a state-level or Metropolitan Statistical Area adjusted value based upon the Finance Agency housing price index. The value of credit enhancements is not included when determining the estimated fair value. We support the calculation by periodically benchmarking the results to a third-party vendor that transacts whole loan sales within this market segment.

Prior to 2012, we used quoted market prices for referenced agency MBS that would be backed by similar mortgage loans based on maturity dates and interest rates and interpolated for differences in coupon between our mortgage loans and the referenced MBS to value these nonperforming loans. These nonperforming loans are now classified as Level 3 in the fair value hierarchy.

The estimated fair value of performing mortgage loans is determined based on quoted market prices for similar mortgage loans, if available, or modeled prices. The modeled prices start with prices for new MBS issued by United States GSEs or similar new mortgage loans, adjusted for underlying assumptions or characteristics. Prices are then interpolated for differences in coupon between our mortgage loans and the referenced MBS or mortgage loans. The prices of the referenced MBS and the mortgage loans are highly dependent upon the underlying prepayment and other assumptions. Changes in the prepayment assumptions often have a material effect on the fair value estimates.

Accrued interest receivable and payable. The estimated fair value equals the carrying value.

Derivative assets/liabilities. We base the estimated fair values of derivatives with similar terms on available market prices when available. However, active markets do not exist for many of our derivatives. Consequently, estimated fair values for these instruments are generally estimated using standard valuation techniques such as discounted cash-flow analysis and comparisons to similar instruments. In limited instances, fair value estimates for interest-rate related derivatives are obtained from dealers and are corroborated by using a pricing model and observable market data (e.g., the LIBOR or OIS curves).

We are subject to credit risk in derivatives transactions due to the potential nonperformance of our derivatives counterparties, which are generally highly-rated institutions. To mitigate this risk, we have entered into master netting agreements for interest-rate exchange agreements with our derivative counterparties. In addition, we have entered into bilateral security agreements with all of our active derivatives counterparties that provide for the delivery of collateral at specified levels tied to those counterparties' credit ratings to limit our net unsecured credit exposure to those counterparties. We have evaluated the potential for the estimated fair value of the instruments to be affected by counterparty credit risk and our own credit risk and have determined that no significant adjustments were necessary to the overall estimated fair value measurements.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

A discounted cash flow analysis utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs by class of derivative are as follows:

Interest-rate related:

•	Beginning December 31, 2012, we used the OIS rate curve as a result of market participants moving to the OIS curve for collateralized interest rate swaps. Previously, we used the LIBOR Swap Curve.

•	Volatility assumption - market-based expectations of future interest rate volatility implied from current market prices for similar options

TBAs:

•	TBA securities prices - market-based prices of TBAs are determined by coupon class and expected term until settlement

MDCs:

•	TBA securities prices - prices are then adjusted for differences in coupon, average loan rate and seasoning

Grantor Trust Assets. Grantor trust assets, included as a component of Other Assets, are carried at estimated fair value based on quoted market prices as of the last business day of the reporting period.

Deposits. The estimated fair values of deposits are generally equal to their carrying values because the deposits are primarily overnight instruments or due on demand. We determine the estimated fair values of term deposits by calculating the present value of expected future cash flows from the deposits. The discount rates used in these calculations are the costs of deposits with similar terms.

Consolidated Obligations. Beginning in 2012, we determined the estimated fair value of CO Bonds by using prices received from pricing services, and we assume the estimated fair value of Discount Notes is equal to par value due to their short-term nature. Prior to 2012, we used an internal valuation model and related market-based inputs.

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

We conduct reviews of the three pricing vendors' processes, methodologies and control procedures to confirm and further augment our understanding of the vendors' prices for CO Bonds.

Our valuation technique for estimating the fair values of CO Bonds first requires the establishment of a "median" price for each CO Bond. If three prices were received, the middle price was used; if two prices were received, the average of the two prices was used; and if one price was received, it was used subject to certain validation procedures. All prices that are within a specified tolerance threshold of the median price are then included in the cluster of prices that are averaged to compute a default price. Prices that are outside the threshold ("outliers") are subject to further review (which may include, but would not be limited to, a comparison to prices provided by an additional third-party valuation service, prices for similar securities, non-binding dealer estimates, and/or an option-adjusted spread comparison) to determine if an outlier is the best estimate of fair value. If an outlier (or some other price identified in the analysis) is determined to be the best estimate of fair value, then the outlier (or the other price, as appropriate) is used as the final price rather than the default price. If, on the other hand, the analysis confirms that an outlier (or outliers) is (are) in fact not representative of estimated fair value, and the default price is the best estimate, then the default price is used as the final price. If all prices received for a CO Bond are outside the tolerance threshold level of the median price, then there is no default price, and the final price is determined by an evaluation of all outlier prices as described above. In all cases, the final price is used to determine the estimated fair value of the CO Bond. As of December 31, 2012, three prices were received for substantially all of our CO Bonds, and the final prices for substantially all of those bonds were computed by averaging the three prices.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Mandatorily Redeemable Capital Stock. The estimated fair value of capital stock subject to mandatory redemption is equal to its par value and includes an estimated dividend earned at the time of reclassification from capital to liabilities, until such amount is paid. In the ordinary course of business, our stock can only be acquired and redeemed at par value. It is not traded and no market mechanism exists for the exchange of our stock outside the cooperative structure.

Subjectivity of estimates. Certain estimates of the fair value of financial assets and liabilities using the methodologies described above are highly subjective and require judgments regarding significant factors such as the amount and timing of future cash flows, prepayment speed assumptions, expected interest rate volatility, possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect market and credit risks. The use of different assumptions could have a material effect on the fair value estimates.

Estimated Fair Value Measurements. The following tables present by level within the fair value hierarchy the estimated fair value of our financial assets and liabilities that are recorded at estimated fair value on a recurring or non-recurring basis on our Statement of Condition. We measure certain HTM securities at estimated fair value on a nonrecurring basis. These assets are not carried at estimated fair value on a recurring basis, but are subject to fair value adjustments only in certain circumstances (e.g., when there is evidence of OTTI). There were no HTM securities recorded at estimated fair value on a non-recurring basis at December 31, 2012.

					Netting
December 31, 2012	Total	Level 1	Level 2	Level 3	Adjustment (1)
Recurring Fair Value Measurements - Assets
AFS securities:
GSE and TVA debentures	$3,340,438	$—	$3,340,438	$—	$—
Private-label RMBS	640,142	—	—	640,142	—
Total AFS securities	3,980,580	—	3,340,438	640,142	—
Derivative Assets:
Interest-rate related	302	—	73,059	—	(72,757)
Interest-rate futures/forwards	230	—	230	—	—
MDCs	289	—	289	—	—
Total Derivative Assets, net	821	—	73,578	—	(72,757)
Grantor Trust Assets (included in Other Assets)	18,440	18,440	—	—	—
Total recurring assets at estimated fair value	$3,999,841	$18,440	$3,414,016	$640,142	$(72,757)

Recurring Fair Value Measurements - Liabilities
Derivative Liabilities:
Interest-rate related	$201,043	$—	$951,449	$—	$(750,406)
Interest-rate futures/forwards	43	—	43	—	—
MDCs	29	—	29	—	—
Total Derivative Liabilities, net	201,115	—	951,521	—	(750,406)
Total recurring liabilities at estimated fair value	$201,115	$—	$951,521	$—	$(750,406)

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

					Netting
December 31, 2011	Total	Level 1	Level 2	Level 3	Adjustment (1)
Recurring Fair Value Measurements - Assets
AFS securities:
GSE debentures	$2,025,695	$—	$2,025,695	$—	$—
TLGP debentures	322,442	—	322,442	—	—
Private-label RMBS	601,309	—	—	601,309	—
Total AFS securities	2,949,446	—	2,348,137	601,309	—
Derivative Assets:
Interest-rate related	76	—	76,723	—	(76,647)
Interest-rate futures/forwards	—	—	—	—	—
MDCs	417	—	417	—	—
Total Derivative Assets, net	493	—	77,140	—	(76,647)
Grantor Trust Assets (included in Other Assets)	13,016	13,016	—	—	—
Total recurring assets at estimated fair value	$2,962,955	$13,016	$2,425,277	$601,309	$(76,647)

Recurring Fair Value Measurements - Liabilities
Derivative Liabilities:
Interest-rate related	$173,810	$—	$969,795	$—	$(795,985)
Interest-rate futures/forwards	763	—	763	—	—
MDCs	—	—	—	—	—
Total Derivative Liabilities, net	174,573	—	970,558	—	(795,985)
Total recurring liabilities at estimated fair value	$174,573	$—	$970,558	$—	$(795,985)

Non-Recurring Fair Value Measurements - Assets
Home equity loan ABS	$588	$—	$—	$588	$—
Total non-recurring assets at estimated fair value	$588	$—	$—	$588	$—

(1)
Amounts represent the effect of legally enforceable master netting agreements that allow us to net settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same counterparties.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Level 3 Disclosures for All Assets and Liabilities that are Measured at Fair Value on a Recurring Basis. The tables below present a rollforward of our AFS private-label RMBS measured at estimated fair value on a recurring basis using Level 3 significant inputs. The estimated fair values for the private-label RMBS were valued using a pricing source, such as a dealer quote or comparable security price, for which the significant unobservable inputs used to determine the price were not reasonably available.

Estimated Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Year Ended December 31, 2012
Balance, beginning of year	$601,309
Total realized and unrealized gains (losses):
Net realized losses from sale of AFS securities	—
Accretion of credit losses in Net Interest Income	891
Net gains (losses) on changes in fair value in Other Income (Loss)	(3,748)
Non-credit portion in OCI	—
Net change in fair value not in excess of cumulative non-credit losses in OCI	92,490
Unrealized gains (losses) in OCI	13,352
Reclassification of non-credit portion to Other Income (Loss) in OCI	3,748
Purchases, issuances, sales and settlements:
Sales	—
Settlements	(67,900)
Transfers from HTM to AFS securities	—
Balance, end of year	$640,142

Net gains (losses) included in earnings attributable to changes in fair value relating to assets still held at end of year	$(3,173)

	Years Ended December 31,
Estimated Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	2011	2010
Balance, beginning of year	$982,541	$—
Total realized and unrealized gains (losses):
Net realized losses from sale of AFS securities	4,244	2,396
Net gains (losses) on changes in fair value in Other Income (Loss)	(23,574)	—
Included in OCI	(48,031)	—
Purchases, issuances, sales and settlements:
Sales	(161,305)	(46,648)
Settlements	(169,809)	—
Transfers from HTM to AFS securities	17,243	1,026,793
Balance, end of year	$601,309	$982,541

Net gains (losses) included in earnings attributable to changes in fair value relating to assets still held at end of year	$(22,208)	$—

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 20 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts:

	December 31, 2012
By Commitment	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding	$117,184	$203,730	$320,914
Unused lines of credit - Advances	704,135	—	704,135
Commitments to fund additional Advances (1)	30,180	—	30,180
Commitment to fund or purchase mortgage loans and participation interests	157,475	—	157,475
Unsettled CO Bonds, at par (2)	564,000	—	564,000
Unsettled Discount Notes, at par	265,000	—	265,000

(1)	Commitments to fund additional Advances are generally for periods up to six months and include $0 of outstanding commitments to issue standby letters of credit at December 31, 2012.

(2)	Unsettled CO Bonds of $525,000 at December 31, 2012 were hedged with associated interest-rate swaps.

Commitments to Extend Credit. A standby letter of credit is a financing arrangement between us and one of our members for which we charge the member a fee. If we are required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized Advance to the member. The original terms of our outstanding standby letters of credit, including related commitments, range from one month to 20 years, including a final expiration in 2029. The carrying value of guarantees related to standby letters of credit is recorded in Other Liabilities and totaled $2,295 and $3,580 at December 31, 2012 and December 31, 2011, respectively. Lines of credit allow members to fund short-term cash needs (up to six months) without submitting a new application for each request for funds. The maximum line of credit amount is $50,000. See Note 7 - Advances and Note 9 - Allowance for Credit Losses for more information.

We monitor the creditworthiness of our standby letters of credit and lines of credit based on an evaluation of the financial condition of our members. In addition, commitments to extend credit are fully collateralized at the time of issuance. We have established parameters for the measurement, review, classification, and monitoring of credit risk related to these two products. Based on credit analyses performed by us as well as collateral requirements, we have not deemed it necessary to record any additional liability on these commitments. See Note 7 - Advances and Note 9 - Allowance for Credit Losses for more information.

Commitments to Fund or Purchase Mortgage Loans and Participation Interests. Commitments that unconditionally obligate us to fund or purchase mortgage loans and participation interests are generally for periods not to exceed 91 days. Such commitments are reported as Derivative Assets or Derivative Liabilities at their estimated fair value.

Pledged Collateral. We generally execute derivatives with large banks and major broker-dealers and enter into bilateral pledge (collateral) agreements. We had pledged $677,550 and $719,292 of cash collateral, at par, at December 31, 2012 and December 31, 2011, respectively. At December 31, 2012 and 2011, we had not pledged any securities as collateral.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Lease Commitments. We charged net rental and related costs of $165, $152, and $131 for the years ended December 31, 2012, 2011, and 2010, respectively, to Other Operating Expenses. Future minimum rental payments required under our operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2012 are as follows:

Year of Payment	Premises	Equipment	Total
Year 1	$82	$7	$89
Year 2	84	5	89
Year 3	84	—	84
Year 4	63	—	63
Year 5	—	—	—
Thereafter	—	—	—
Total	$313	$12	$325

Legal Proceedings. We are subject to legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on our financial condition or results of operations.

Additional discussion of other commitments and contingencies is provided in Note 7 - Advances; Note 8 - Mortgage Loans Held for Portfolio; Note 10 - Derivatives and Hedging Activities; Note 12 - Consolidated Obligations; Note 15 - Capital; and Note 19 - Estimated Fair Values.

Note 21 - Transactions with Related Parties

Transactions with Members. We are a cooperative whose members own the majority of our outstanding capital stock. Former members and certain nonmembers own the remaining capital stock and are required to maintain their investment in our capital stock until their outstanding transactions have matured or are paid off and their capital stock is redeemed in accordance with our capital plan or regulatory requirements. See Note 15 - Capital for more information.

All of our Advances are initially disbursed to members, and all Mortgage Loans Held for Portfolio are initially purchased from members. We also maintain demand deposit accounts for members, primarily to facilitate settlement activities that are directly related to Advances. Such transactions with members are entered into during the normal course of business.

In addition, we may purchase investments in Federal Funds Sold, Securities Purchased Under Agreements to Resell, certificates of deposit, and MBS from members or their affiliates. All purchases are transacted at market prices without preference to the status of the counterparty or the issuer of the investment as a member, nonmember, or affiliate thereof.

As provided by statute and Finance Agency regulations, the only voting rights conferred upon our members are for the election of directors and, under certain circumstances, the ratification of a proposed merger agreement. At December 31, 2012 and 2011, no member owned more than 10% of our voting interests due to statutory limits on members' voting rights.

Transactions with Related Parties. For financial reporting purposes, we define related parties as those members, and former members and their affiliates, with capital stock outstanding in excess of 10% of our total outstanding Capital Stock and MRCS. Transactions with such related parties are entered into during the normal course of business and are subject to the same eligibility and credit criteria, as well as the same terms and conditions, as other similar transactions and do not involve more than the normal risk of collectability.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents the outstanding balances with respect to transactions with related parties and their balance as a percent of the total balance on our Statement of Condition.

	Capital Stock, including MRCS		Advances		Mortgage Loans Held for Portfolio
December 31, 2012	Balance, par value	% of Total	Balance, par value	% of Total	Balance, UPB	% of Total
Flagstar Bank, FSB	$301,737	14%	$3,180,000	18%	$656,931	11%
Bank of America, N.A. (former member)	224,921	11%	300,000	2%	1,210,009	20%
Total	$526,658	25%	$3,480,000	20%	$1,866,940	31%

December 31, 2011
Flagstar Bank, FSB	$301,737	15%	$3,953,000	22%	$752,284	13%
Bank of America, N.A. (former member)	224,921	11%	400,000	2%	1,641,156	27%
Total	$526,658	26%	$4,353,000	24%	$2,393,440	40%

During the years ended December 31, 2012, 2011, and 2010, we had net Advances to (repayments from) related parties as follows:

	Years Ended December 31,
Related Party	2012	2011	2010
Flagstar Bank, FSB	$(773,000)	$226,523	$(173,523)
Bank of America, N.A. (former member)	$(100,000)	$(500,000)	$(550,000)

During the years ended December 31, 2012, 2011, and 2010, we acquired mortgage loans from related parties as follows:

	Years Ended December 31,
Related Party	2012	2011	2010
Flagstar Bank, FSB	$—	$81,260	$570,125
Bank of America, N.A. (former member)	$—	$—	$—

Transactions with Directors' Financial Institutions. We provide, in the ordinary course of business, products and services to members whose officers or directors serve on our board of directors. In accordance with Finance Agency regulations, transactions with directors' financial institutions are made on the same terms as those with any other member.

The following table presents the outstanding balances with directors' financial institutions and their balance as a percent of the total balance on our Statement of Condition.

	Capital Stock, including MRCS		Advances		Mortgage Loans Held for Portfolio
Date	Balance, par value	% of Total	Balance, par value	% of Total	Balance, UPB	% of Total
December 31, 2012	$74,114	4%	$462,758	3%	$74,235	1%
December 31, 2011	$66,652	3%	$543,309	3%	$42,746	1%

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

During the years ended December 31, 2012, 2011, and 2010, we had net Advances to (repayments from) directors' financial institutions and we acquired mortgage loans from directors' financial institutions, taking into account the dates of the directors' appointments and resignations, as follows:

	Years Ended December 31,
Transaction	2012	2011	2010
Net Advances to (repayments from) directors' financial institutions (1)	$(80,551)	$(45,363)	$(459,771)
Mortgage loans acquired from directors' financial institutions (1)	$33,594	$8,945	$584,337

(1)	A director from Flagstar Bank, FSB served in 2010, but not in 2011 or 2012.

Transactions with Other FHLBanks. During the year ended December 31, 2012, we purchased $237,255 of participation interests in mortgage loans from the FHLBank of Topeka that it purchased from its PFI members under the MPF Program. Beginning in 2012, we pay an MPF Provider fee to the FHLBank of Chicago for our participation in the MPF Program. This fee is recorded in Other Expenses. For the year ended December 31, 2012, we recorded $18 in MPF Provider fees to the FHLBank of Chicago.

Occasionally, we loan (or borrow) short-term funds to (from) other FHLBanks. There were no loans to or from other FHLBanks outstanding at December 31, 2012 or 2011.

Loans to other FHLBanks and principal repayments of these loans were as follows:

	Years Ended December 31,
	2012	2011	2010
Loans to other FHLBanks	$100,000	$50,000	$236,735
Principal repayments	$(100,000)	$(50,000)	$(236,735)

Borrowings from other FHLBanks and principal repayments on these loans were as follows:

	Years Ended December 31,
	2012	2011	2010
Borrowings from other FHLBanks	$—	$—	$114,000
Principal repayments	$—	$—	$(114,000)

Note 22 - Subsequent Events

On January 18, 2013, we announced our intention to repurchase up to $250,000 in par value of excess stock held as of December 31, 2012 by shareholders that are former members (or their successors-in-interest). This is in accordance with Section VI.C. of our capital plan dated September 19, 2002 (as amended effective September 5, 2011). The repurchase occurred on February 8, 2013, which included $213,261 contractually due in 2013 and $36,739 not contractually due for redemption until 2014 or later.

GLOSSARY OF TERMS

ABS: Asset-Backed Securities
Advance: Secured loan to members, former members or Housing Associates
AFS: Available-for-Sale
AHP: Affordable Housing Program
AMA: Acquired Member Assets
AOCI: Accumulated Other Comprehensive Income (Loss)
Bank Act: Federal Home Loan Bank Act of 1932, as amended
bps: basis points
CBSA: Core Based Statistical Areas
CDFI: Community Development Financial Institution
CE Fee: Credit Enhancement Fee
CE Obligation: Credit Enhancement Obligation
CFI: Community Financial Institution
CFTC: Commodity Futures Trading Commission
CMO: Collateralized Mortgage Obligation
CO Bond: Consolidated Obligation Bond
Consolidated Obligation: CO Bond and/or Discount Note
DB Plan: Pentegra Defined Benefit Pension Plan for Financial Institutions
DC Plan: Pentegra Defined Contribution Retirement Savings Plan for Financial Institutions
Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended
Exchange Act: Securities Exchange Act of 1934, as amended
Fannie Mae: Federal National Mortgage Association
FASB: Financial Accounting Standards Board
FDIC: Federal Deposit Insurance Corporation
FHA: Federal Housing Administration
FHLBank: A Federal Home Loan Bank
FHLBanks: The 12 Federal Home Loan Banks or a subset thereof
FHLBank System: The 12 Federal Home Loan Banks and the Office of Finance
FICO®: Fair Isaac Corporation, the creators of the FICO credit score
Finance Agency: Federal Housing Finance Agency
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
GAAP: Generally Accepted Accounting Principles in the United States of America
Genworth: Genworth Mortgage Insurance Corporation
Ginnie Mae: Government National Mortgage Association
GLB Act: Gramm-Leach-Bliley Act of 1999
GSE: Government-Sponsored Enterprise
HERA: Housing and Economic Recovery Act of 2008, as amended
Housing Associate: Non-Member state and/or local housing authority that meets certain statutory and regulatory criteria
HTM: Held-to-Maturity
HUD: Department of Housing and Urban Development
ISDA: International Swaps and Derivatives Association, Inc.
JCE Agreement: Joint Capital Enhancement Agreement, as amended
LIBOR: London Interbank Offered Rate
LRA: Lender Risk Account
LTV: Loan-to-Value
MBS: Mortgage-Backed Securities
MCC: Master Commitment Contract
MDC: Mortgage Delivery Commitment

Moody's: Moody's Investor Services
MGIC: Mortgage Guaranty Insurance Corporation
MPF®: Mortgage Partnership Finance®
MPP: Mortgage Purchase Program
MRCS: Mandatorily Redeemable Capital Stock
NRSRO: Nationally Recognized Statistical Rating Organization
OCI: Other Comprehensive Income (Loss)
OIS: Overnight Index Swap
ORERC: Other Real Estate-Related Collateral
OTTI: Other-Than-Temporary Impairment or -Temporarily Impaired (as the context indicates)
PFI: Participating Financial Institution
PMI: Primary Mortgage Insurance
REFCORP: Resolution Funding Corporation
REMIC: Real Estate Mortgage Investment Conduit
REO: Real Estate Owned
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
TVA: Tennessee Valley Authority
UCC: Uniform Commercial Code
UPB: Unpaid Principal Balance
VA: Department of Veterans Affairs
VaR: Value at Risk
VIE: Variable Interest Entity
WAIR: Weighted-Average Interest Rate