Form 10-Q
period 2013-03-31
Federal Home Loan Bank of Indianapolis
filed 2013-05-10
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
☐  Yes            ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2013
Class B Stock, par value $100	18,704,829

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Federal Home Loan Bank of Indianapolis
Statements of Condition
(Unaudited, $ amounts and shares in thousands, except par value)

	March 31, 2013	December 31, 2012
Assets:
Cash and Due from Banks	$37,381	$105,472
Interest-Bearing Deposits	211	48
Securities Purchased Under Agreements to Resell	2,100,000	3,250,000
Federal Funds Sold	1,121,000	2,110,000
Available-for-Sale Securities (Notes 3 and 5)	3,979,103	3,980,580
Held-to-Maturity Securities (Estimated Fair Values of $7,479,309 and $7,738,596, respectively) (Notes 4 and 5)	7,262,618	7,504,643
Advances (Note 6)	18,949,756	18,129,458
Mortgage Loans Held for Portfolio, net of allowance for credit losses of $(5,250) and $(10,000), respectively (Notes 7 and 8)	6,093,325	6,001,405
Accrued Interest Receivable	85,732	87,455
Premises, Software, and Equipment, net	30,477	28,144
Derivative Assets, net (Note 9)	1,979	821
Other Assets	31,004	29,610
Total Assets	$39,692,586	$41,227,636

Liabilities:
Deposits (Note 10):
Interest-Bearing	$832,732	$706,488
Non-Interest-Bearing	612,266	1,080,663
Total Deposits	1,444,998	1,787,151
Consolidated Obligations (Note 11):
Discount Notes	7,937,470	8,924,085
Bonds	27,416,084	27,407,530
Total Consolidated Obligations	35,353,554	36,331,615
Accrued Interest Payable	98,132	87,777
Affordable Housing Program Payable (Note 12)	37,167	34,362
Derivative Liabilities, net (Note 9)	193,798	201,115
Mandatorily Redeemable Capital Stock (Note 13)	160,499	450,716
Other Liabilities	67,125	119,058
Total Liabilities	37,355,273	39,011,794

Commitments and Contingencies (Note 17)

Capital (Note 13):
Capital Stock Putable (at par value of $100 per share):
Class B-1 issued and outstanding shares: 16,764 and 16,327, respectively	1,676,393	1,632,720
Class B-2 issued and outstanding shares: 16 and 16, respectively	1,613	1,580
Total Capital Stock Putable	1,678,006	1,634,300
Retained Earnings:
Unrestricted	567,005	549,773
Restricted	49,716	41,827
Total Retained Earnings	616,721	591,600
Total Accumulated Other Comprehensive Income (Loss) (Note 14)	42,586	(10,058)
Total Capital	2,337,313	2,215,842

Total Liabilities and Capital	$39,692,586	$41,227,636

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
(Unaudited, $ amounts in thousands)

	Three Months Ended
	March 31,
	2013	2012
Interest Income:
Advances	$32,852	$45,369
Prepayment Fees on Advances, net	982	474
Interest-Bearing Deposits	225	194
Securities Purchased Under Agreements to Resell	555	636
Federal Funds Sold	638	387
Available-for-Sale Securities	9,062	10,459
Held-to-Maturity Securities	35,942	43,992
Mortgage Loans Held for Portfolio, net	63,134	69,231
Other, net	742	941
Total Interest Income	144,132	171,683
Interest Expense:
Consolidated Obligation Discount Notes	2,244	792
Consolidated Obligation Bonds	79,506	104,107
Deposits	22	30
Mandatorily Redeemable Capital Stock	2,408	3,911
Total Interest Expense	84,180	108,840

Net Interest Income	59,952	62,843
Provision for (Reversal of) Credit Losses	(4,356)	419

Net Interest Income After Provision for Credit Losses	64,308	62,424
Other Income (Loss):
Total Other-Than-Temporary Impairment Losses	—	(6)
Non-Credit Portion Reclassified to (from) Other Comprehensive Income, net	(1,924)	(3,282)
Net Other-Than-Temporary Impairment Losses, credit portion	(1,924)	(3,288)
Net Gains (Losses) on Derivatives and Hedging Activities	(3,772)	1,176
Service Fees	228	233
Standby Letters of Credit Fees	166	249
Other, net	304	277
Total Other Income (Loss)	(4,998)	(1,353)
Other Expenses:
Compensation and Benefits	9,322	8,767
Other Operating Expenses	4,008	3,930
Federal Housing Finance Agency	820	1,010
Office of Finance	807	675
Other	258	198
Total Other Expenses	15,215	14,580

Income Before Assessments	44,095	46,491
Assessments:
Affordable Housing Program	4,650	5,040
Total Assessments	4,650	5,040

Net Income	$39,445	$41,451

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Comprehensive Income
(Unaudited, $ amounts in thousands)

	Three Months Ended
	March 31,
	2013	2012
Net Income	$39,445	$41,451

Other Comprehensive Income:
Net Change in Unrealized Gains (Losses) on Available-for-Sale Securities	16,935	(3,416)

Non-Credit Portion of Other-Than-Temporary Impairment Losses on Available-for-Sale Securities:
Reclassification of Non-Credit Portion to Other Income	1,924	3,286
Net Change in Fair Value Not in Excess of Cumulative Non-Credit Losses	15,838	26,602
Unrealized Gains	17,500	4,124
Net Non-Credit Portion of Other-Than-Temporary Impairment Losses on Available-for-Sale Securities	35,262	34,012

Non-Credit Portion of Other-Than-Temporary Impairment Losses on Held-to-Maturity Securities:
Reclassification of Non-Credit Portion from Other Income (Loss)	—	(4)
Accretion of Non-Credit Portion	20	27
Net Non-Credit Portion of Other-Than-Temporary Impairment Losses on Held-to-Maturity Securities	20	23

Pension Benefits	427	308

Total Other Comprehensive Income	52,644	30,927

Total Comprehensive Income	$92,089	$72,378

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Three Months Ended March 31, 2013 and 2012
(Unaudited, $ amounts and shares in thousands)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2011	15,631	$1,563,056	$484,511	$13,162	$497,673	$(113,541)	$1,947,188

Proceeds from Sale of Capital Stock	54	5,377					5,377
Net Shares Reclassified to Mandatorily Redeemable Capital Stock	(35)	(3,513)					(3,513)

Total Comprehensive Income			33,161	8,290	41,451	30,927	72,378

Distributions on Mandatorily Redeemable Capital Stock			(27)	—	(27)		(27)
Cash Dividends on Capital Stock (3.00% annualized)			(11,760)	—	(11,760)		(11,760)

Balance, March 31, 2012	15,650	$1,564,920	$505,885	$21,452	$527,337	$(82,614)	$2,009,643

Balance, December 31, 2012	16,343	$1,634,300	$549,773	$41,827	$591,600	$(10,058)	$2,215,842

Proceeds from Sale of Capital Stock	437	43,706					43,706
Net Shares Reclassified to Mandatorily Redeemable Capital Stock	—	—					—

Total Comprehensive Income			31,556	7,889	39,445	52,644	92,089

Distributions on Mandatorily Redeemable Capital Stock			—	—	—		—
Cash Dividends on Capital Stock (3.50% annualized)			(14,324)	—	(14,324)		(14,324)

Balance, March 31, 2013	16,780	$1,678,006	$567,005	$49,716	$616,721	$42,586	$2,337,313

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
(Unaudited, $ amounts in thousands)

	Three Months Ended
	March 31,
	2013	2012
Operating Activities:
Net Income	$39,445	$41,451
Adjustments to reconcile Net Income to Net Cash provided by Operating Activities:
Amortization and Depreciation	17,497	13,595
Swap termination fees associated with modified Advances	(4,850)	(19,188)
Change in Net Derivative and Hedging Activities	11,366	16,728
Net Other-Than-Temporary Impairment Losses, credit portion	1,924	3,288
Provision for (Reversal of) Credit Losses	(4,356)	419
Changes in:
Accrued Interest Receivable (adjusted for capitalized interest)	1,767	(1,489)
Other Assets	(729)	(519)
Accrued Interest Payable	10,354	1,082
Other Liabilities	(12,430)	(1,836)
Total Adjustments, net	20,543	12,080
Net Cash provided by Operating Activities	59,988	53,531

Investing Activities:
Changes in:
Interest-Bearing Deposits	74,863	26,620
Securities Purchased Under Agreements to Resell	1,150,000	(1,750,000)
Federal Funds Sold	989,000	1,317,000
Purchases of Premises, Software, and Equipment	(2,889)	(169)
Available-for-Sale Securities:
Proceeds from Maturities of Long-Term	17,020	17,880
Purchases of Long-Term	—	(375,000)
Held-to-Maturity Securities:
Proceeds from Maturities of Long-Term	279,198	1,195,448
Purchases of Long-Term	(76,558)	(357,553)
Advances:
Principal Collected	9,269,257	11,430,444
Disbursed to Members	(10,172,999)	(10,942,276)
Mortgage Loans Held for Portfolio:
Principal Collected	382,087	341,303
Purchases of Loans and Participation Interests	(472,048)	(227,920)
Net Cash provided by Investing Activities	1,436,931	675,777

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
(Unaudited, $ amounts in thousands)

	Three Months Ended
	March 31,
	2013	2012
Financing Activities:
Changes in Deposits	(342,153)	682,816
Net Payments on Derivative Contracts with Financing Elements	(19,951)	(20,476)
Net Proceeds from Issuance of Consolidated Obligations:
Discount Notes	23,049,704	29,251,337
Bonds	6,494,257	6,441,808
Payments for Matured and Retired Consolidated Obligations:
Discount Notes	(24,036,482)	(29,818,225)
Bonds	(6,449,550)	(7,471,500)
Proceeds from Sale of Capital Stock	43,706	5,377
Payments for Redemption of Mandatorily Redeemable Capital Stock	(290,217)	—
Cash Dividends Paid on Capital Stock	(14,324)	(11,760)
Net Cash used in Financing Activities	(1,565,010)	(940,623)

Net Increase (Decrease) in Cash and Cash Equivalents	(68,091)	(211,315)
Cash and Cash Equivalents at Beginning of Period	105,472	512,682
Cash and Cash Equivalents at End of Period	$37,381	$301,367

Supplemental Disclosures:
Interest Paid	$75,420	$104,126
Affordable Housing Program Payments	1,845	2,287
Capitalized Interest on Certain Held-to-Maturity Securities	3,296	5,288
Par Value of Net Shares Reclassified to Mandatorily Redeemable Capital Stock	—	3,513

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Notes to Financial Statements
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation. The accompanying interim financial statements of the Federal Home Loan Bank of Indianapolis have been prepared in accordance with GAAP for interim financial information and with the instructions provided by the SEC. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. The interim financial statements presented herein should be read in conjunction with our audited financial statements and notes thereto, which are included in our 2012 Form 10-K.

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

Our significant accounting policies and certain other disclosures are set forth in Note 1 - Summary of Significant Accounting Policies in our 2012 Form 10-K. There have been no significant changes to these policies through March 31, 2013.

We use certain acronyms and terms throughout these financial statements, which are defined in the Glossary of Terms. Unless the context otherwise requires, the terms "we," "us," and "our" refer to the Federal Home Loan Bank of Indianapolis or its management.

Reclassifications. We have reclassified certain amounts from the prior periods to conform to the current period presentation. These reclassifications had no effect on Net Income, Total Comprehensive Income, Total Assets, Total Capital, or Cash Flows.

Use of Estimates. The preparation of financial statements in accordance with GAAP requires us to make subjective assumptions and estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expense. Actual results could differ significantly from these estimates.

Financial Instruments with Legal Right of Offset. We have certain financial instruments, including derivative instruments and securities purchased under agreements to resell, that are subject to enforceable master netting arrangements or similar agreements. We have elected to offset our derivative asset and liability positions, as well as cash collateral received or pledged, under these master agreements. We did not have any offsetting liabilities related to securities purchased under agreements to resell at March 31, 2013 and December 31, 2012.

The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested, and the time when this collateral is received or pledged. Likewise, there may be a delay for excess collateral to be returned. For derivative instruments, any excess cash collateral received or pledged is recognized as a derivative liability or derivative asset based on the terms of the individual master agreement between us and our derivative counterparty. Additional information regarding these agreements is provided in Note 9 - Derivatives and Hedging Activities. Based on the fair value of the related collateral held, the securities purchased under agreement to resell were fully collateralized for the periods presented.

Note 2 - Recently Adopted and Issued Accounting Guidance

Joint and Several Liability Arrangements. On February 28, 2013, the FASB issued guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This guidance requires an entity to measure these obligations as the sum of (i) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (ii) any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, this guidance requires an entity to disclose the nature and the amount of the obligation as well as other information about those obligations. This guidance is effective for interim and annual periods beginning on or after December 15, 2013 and should be applied retrospectively to obligations with joint and several liabilities existing at the beginning of an entity's fiscal year of adoption. This guidance is not expected to materially affect our financial condition, results of operations or cash flows.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Presentation of Comprehensive Income. On February 5, 2013, the FASB issued guidance to improve the transparency of reporting classifications out of AOCI. This guidance does not change the current requirements for reporting net income or comprehensive income in financial statements. However, it does require us to provide information about the amounts reclassified out of AOCI by component. In addition, we are required to present, either on the face of the financial statement where net income is presented or in the notes, significant amounts reclassified out of AOCI. These amounts must be presented based on the respective lines of net income if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, we are required to cross-reference to other required disclosures that provide additional detail about these other amounts. This guidance became effective for interim and annual periods beginning on January 1, 2013 and was applied prospectively. The adoption of this guidance resulted in additional financial statement disclosures, but did not have any effect on our financial condition, results of operations or cash flows. See Note 14 - Accumulated Other Comprehensive Income (Loss)for additional disclosures required by this guidance.

Disclosures about Offsetting Assets and Liabilities. On December 16, 2011, the FASB issued common disclosure requirements intended to help investors and other financial statement users better assess the effect or potential effect of offsetting arrangements on a company's financial position. This guidance was amended on January 31, 2013 to clarify that its scope includes only certain financial instruments that are either offset on the statement of condition or are subject to an enforceable master netting arrangement or similar agreement. This guidance requires us to disclose both gross and net information about derivative, repurchase and security lending instruments that meet this criteria. This guidance, as amended, became effective for interim and annual periods beginning on January 1, 2013, and was applied retrospectively for all comparative periods presented. The adoption of this guidance resulted in expanded interim and annual financial statement disclosures, but did not have any effect on our financial condition, results of operations or cash flows. See Note 9 - Derivatives and Hedging Activities for additional disclosures required by this guidance.

Advisory Bulletin 2012-02. On April 9, 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention ("AB-2012-02"). The guidance establishes a standard and uniform methodology for classifying certain assets other than investment securities, and prescribes the timing of asset charge-offs based on these classifications. Such classification methodology and accounting treatment differ from our current methodology and accounting policy. AB-2012-02 states that it was effective upon issuance. However, the Finance Agency issued additional guidance that extended the effective date for financial reporting purposes to January 1, 2014 and has indicated that it may further extend the effective date for classification purposes to January 1, 2014 and the effective date for financial reporting purposes to January 1, 2015. We, along with the other FHLBanks, are in the process of implementing this guidance. The effect on our financial condition, results of operations and cash flows is still uncertain, but we do not expect it to be material.

Note 3 - Available-for-Sale Securities

Major Security Types. The following table presents our AFS securities:

			Gross	Gross
	Amortized	Non-Credit	Unrealized	Unrealized	Estimated
March 31, 2013	Cost (1)	OTTI	Gains	Losses	Fair Value
GSE and TVA debentures	$3,293,305	$—	$29,489	$(219)	$3,322,575
Private-label RMBS	630,950	(2,364)	27,942	—	656,528
Total AFS securities	$3,924,255	$(2,364)	$57,431	$(219)	$3,979,103

December 31, 2012
GSE and TVA debentures	$3,328,103	$—	$13,007	$(672)	$3,340,438
Private-label RMBS	649,826	(20,126)	10,442	—	640,142
Total AFS securities	$3,977,929	$(20,126)	$23,449	$(672)	$3,980,580

(1)
Amortized cost of AFS securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of principal, and, if applicable, OTTI recognized in earnings (credit losses) and fair-value hedge accounting adjustments.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Premiums and Discounts. At March 31, 2013 and December 31, 2012, the amortized cost of our RMBS classified as AFS securities included OTTI credit losses, OTTI-related accretion adjustments, and unamortized purchase discounts totaling net discounts of $110,092 and $110,664, respectively.

Unrealized Loss Positions. The following table presents impaired AFS securities (i.e., in an unrealized loss position), which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
March 31, 2013	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS:
GSE and TVA debentures	$24,090	$(219)	$—	$—	$24,090	$(219)
Total Non-MBS	24,090	(219)	—	—	24,090	(219)
Private-label RMBS	—	—	191,081	(2,364)	191,081	(2,364)
Total impaired AFS securities	$24,090	$(219)	$191,081	$(2,364)	$215,171	$(2,583)

December 31, 2012
Non-MBS:
GSE and TVA debentures	$398,265	$(672)	$—	$—	$398,265	$(672)
Total Non-MBS	398,265	(672)	—	—	398,265	(672)
Private-label RMBS	—	—	471,359	(20,126)	471,359	(20,126)
Total impaired AFS securities	$398,265	$(672)	$471,359	$(20,126)	$869,624	$(20,798)

Redemption Terms. The amortized cost and estimated fair value of non-MBS AFS securities by contractual maturity are presented below. MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities as borrowers may have the right to prepay obligations with or without prepayment fees.

	March 31, 2013		December 31, 2012
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	2,018,709	2,032,786	2,038,791	2,048,429
Due after five years through ten years	1,184,878	1,198,758	1,197,884	1,200,979
Due after ten years	89,718	91,031	91,428	91,030
Total Non-MBS	3,293,305	3,322,575	3,328,103	3,340,438
Total MBS	630,950	656,528	649,826	640,142
Total AFS securities	$3,924,255	$3,979,103	$3,977,929	$3,980,580

Securities Transferred. There were no transfers from HTM to AFS during the three months ended March 31, 2013 or 2012.

Realized Gains and Losses. There were no sales of AFS securities during the three months ended March 31, 2013 or 2012. However, on April 4, 2013 we sold six OTTI AFS securities, only one of which was in an unrealized loss position. See Note 19 - Subsequent Events for more information. As of March 31, 2013, we had no intention of selling the remaining AFS securities in an unrealized loss position nor did we consider it more likely than not that we will be required to sell these securities before our anticipated recovery of each security's remaining amortized cost basis.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 4 - Held-to-Maturity Securities

Major Security Types. The following table presents our HTM securities:

				Gross	Gross
				Unrecognized	Unrecognized	Estimated
	Amortized	Non-Credit	Carrying	Holding	Holding	Fair
March 31, 2013	Cost (1)	OTTI	Value (2)	Gains (3)	Losses (3)	Value
Non-MBS:
GSE debentures	$268,997	$—	$268,997	$505	$—	$269,502
Total Non-MBS	268,997	—	268,997	505	—	269,502
MBS and ABS:
Other U.S. obligations -guaranteed RMBS	3,080,053	—	3,080,053	79,472	(2,671)	3,156,854
GSE RMBS	3,690,400	—	3,690,400	142,172	(13)	3,832,559
Private-label RMBS	206,771	—	206,771	1,093	(1,641)	206,223
Manufactured housing loan ABS	14,338	—	14,338	—	(2,030)	12,308
Home equity loan ABS	2,351	(292)	2,059	56	(252)	1,863
Total MBS and ABS	6,993,913	(292)	6,993,621	222,793	(6,607)	7,209,807
Total HTM securities	$7,262,910	$(292)	$7,262,618	$223,298	$(6,607)	$7,479,309

December 31, 2012
Non-MBS:
GSE debentures	$268,996	$—	$268,996	$357	$—	$269,353
Total Non-MBS	268,996	—	268,996	357	—	269,353
MBS and ABS:
Other U.S. obligations -guaranteed RMBS	3,123,784	—	3,123,784	84,169	(1,345)	3,206,608
GSE RMBS	3,859,172	—	3,859,172	155,044	(76)	4,014,140
Private-label RMBS	235,778	—	235,778	992	(2,577)	234,193
Manufactured housing loan ABS	14,779	—	14,779	—	(2,276)	12,503
Home equity loan ABS	2,446	(312)	2,134	5	(340)	1,799
Total MBS and ABS	7,235,959	(312)	7,235,647	240,210	(6,614)	7,469,243
Total HTM securities	$7,504,955	$(312)	$7,504,643	$240,567	$(6,614)	$7,738,596

(1)	Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, collection of principal, and, if applicable, OTTI recognized in earnings (credit losses).

(2)	Carrying value of HTM securities represents amortized cost after adjustment for non-credit OTTI recognized in AOCI.

(3)	Gross unrecognized holding gains (losses) represents the difference between estimated fair value and carrying value.

Premiums and Discounts. At March 31, 2013 and December 31, 2012, the amortized cost of our MBS and ABS HTM securities included OTTI credit losses, OTTI-related accretion adjustments, and unamortized purchase premiums and discounts totaling net premiums of $48,945 and $51,784, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Unrealized Loss Positions. The following table presents impaired HTM securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position. None of our non-MBS were in an unrealized loss position at March 31, 2013 or December 31, 2012.

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
March 31, 2013	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses (1)
MBS and ABS:
Other U.S. obligations - guaranteed RMBS	$238,368	$(500)	$454,516	$(2,171)	$692,884	$(2,671)
GSE RMBS	—	—	10,688	(13)	10,688	(13)
Private-label RMBS	11,636	(42)	102,839	(1,599)	114,475	(1,641)
Manufactured housing loan ABS	—	—	12,308	(2,030)	12,308	(2,030)
Home equity loan ABS	—	—	1,863	(488)	1,863	(488)
Total MBS and ABS	250,004	(542)	582,214	(6,301)	832,218	(6,843)
Total impaired HTM securities	$250,004	$(542)	$582,214	$(6,301)	$832,218	$(6,843)

December 31, 2012
MBS and ABS:
Other U.S. obligations - guaranteed RMBS	$274,784	$(432)	$460,152	$(913)	$734,936	$(1,345)
GSE RMBS	124,225	(76)	—	—	124,225	(76)
Private-label RMBS	7,258	(36)	155,651	(2,541)	162,909	(2,577)
Manufactured housing loan ABS	—	—	12,503	(2,276)	12,503	(2,276)
Home equity loan ABS	—	—	1,799	(647)	1,799	(647)
Total MBS and ABS	406,267	(544)	630,105	(6,377)	1,036,372	(6,921)
Total impaired HTM securities	$406,267	$(544)	$630,105	$(6,377)	$1,036,372	$(6,921)

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

	March 31, 2013			December 31, 2012
			Estimated			Estimated
	Amortized	Carrying	Fair	Amortized	Carrying	Fair
Year of Contractual Maturity	Cost (1)	Value (2)	Value	Cost (1)	Value (2)	Value
Non-MBS:
Due in one year or less	$—	$—	$—	$—	$—	$—
Due after one year through five years	268,997	268,997	269,502	268,996	268,996	269,353
Due after five years through ten years	—	—	—	—	—	—
Due after ten years	—	—	—	—	—	—
Total Non-MBS	268,997	268,997	269,502	268,996	268,996	269,353
Total MBS and ABS	6,993,913	6,993,621	7,209,807	7,235,959	7,235,647	7,469,243
Total HTM securities	$7,262,910	$7,262,618	$7,479,309	$7,504,955	$7,504,643	$7,738,596

(1)	Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, collection of principal, and, if applicable, OTTI recognized in earnings (credit losses).

(2)	Carrying value of HTM securities represents amortized cost after adjustment for non-credit OTTI recognized in AOCI.

Realized Gains and Losses. There were no sales of HTM securities during the three months ended March 31, 2013 or 2012.

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

If either of these conditions is met, we recognize an OTTI loss in earnings equal to the entire difference between the debt security's amortized cost and its estimated fair value as of the Statement of Condition date. For the three months ended March 31, 2013, we recorded an OTTI credit charge of $1,924, representing the entire difference between our amortized cost basis and its estimated fair value, on one security for which we changed our previous intention to hold until recovery of its amortized cost. We did not have any such change in intent during the three months ended March 31, 2012.

For those securities that meet neither of these conditions, we perform a cash flow analysis to determine whether we expect to recover the entire amortized cost of each security as described in Note 6 - Other-Than-Temporary Impairment Analysis of our 2012 Form 10-K. We recognize OTTI losses on those securities for which we determine that it is likely that we will not recover the entire amortized cost. This analysis includes a projection of future cash flows based on an assessment of the structure of each security and certain assumptions. Significant modeling assumptions include the forecast of future housing price changes, prepayment rates, default rates, and loss severities and are used to determine the amount of credit loss recognized in earnings. As a result of our analysis, we recognized OTTI credit losses of $0 and $3,288 during the three months ended March 31, 2013 and 2012, respectively. We determined that the unrealized losses on the remaining private-label RMBS and ABS were temporary as we expect to recover the entire amortized cost.

The following table presents a rollforward of the amounts related to credit losses recognized in earnings. The rollforward excludes accretion of credit losses for securities that have not experienced a significant increase in cash flows.

	Three Months Ended
	March 31,
Credit Loss Rollforward	2013	2012
Balance at beginning of period	$109,169	$105,636
Additions:
Additional credit losses for which OTTI was previously recognized	1,924	3,288
Reductions:
Unamortized life-to-date credit losses on security that we intend to sell before recovery of its amortized cost basis	(8,300)	—
Balance at end of period	$102,793	$108,924

The following table presents the March 31, 2013 classification and balances of OTTI securities impaired prior to March 31, 2013 (i.e., life to date). Securities are classified based on the originator's classification at the time of origination or based on the classification by the NRSROs upon issuance. Because there is no universally accepted definition of prime, Alt-A or subprime underwriting standards, such classifications are subjective.

	March 31, 2013
	HTM Securities				AFS Securities
				Estimated			Estimated
OTTI Life-to-Date	UPB	Amortized Cost	Carrying Value	Fair Value	UPB	Amortized Cost	Fair Value
Private-label RMBS - prime	$—	$—	$—	$—	$706,750	$605,483	$630,786
Private-label RMBS - Alt-A	—	—	—	—	34,292	25,467	25,742
Home equity loan ABS - subprime	943	905	613	669	—	—	—
Total OTTI securities	$943	$905	$613	$669	$741,042	$630,950	$656,528

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

OTTI Evaluation Process and Results - All Other AFS and HTM Securities.

Other U.S. and GSE Obligations and TVA Debentures. For other U.S. obligations, GSE obligations, and TVA debentures, we determined that the strength of the issuers' guarantees through direct obligations of or support from the United States government is sufficient to protect us from any losses based on current expectations. As a result, we have determined that, as of March 31, 2013, all of the gross unrealized losses are temporary.

Note 6 - Advances

We had Advances outstanding, as presented below by year of contractual maturity, with interest rates ranging from 0.07% to 8.34%.

	March 31, 2013		December 31, 2012
Year of Contractual Maturity	Amount	WAIR %	Amount	WAIR %
Overdrawn demand and overnight deposit accounts	$—	—	$15,004	2.50
Due in 1 year or less	3,749,796	1.33	3,761,551	1.57
Due after 1 year through 2 years	1,567,182	2.07	1,365,251	2.66
Due after 2 years through 3 years	2,752,528	2.76	2,287,033	3.11
Due after 3 years through 4 years	3,645,783	2.70	3,435,097	2.61
Due after 4 years through 5 years	2,544,001	1.94	2,448,083	2.22
Thereafter	4,026,669	2.33	4,070,200	2.49
Total Advances, par value	18,285,959	2.19	17,382,219	2.38
Unamortized discounts (including AHP)	(1,226)		(1,284)
Hedging adjustments	500,344		577,225
Unamortized swap termination fees associated with modified Advances	164,679		171,298
Total Advances	$18,949,756		$18,129,458

We offer our members certain Advances that provide them the right, at predetermined future dates, to prepay the Advance prior to maturity without incurring prepayment or termination fees. In exchange for receiving this right, a member typically pays a higher fixed rate for the Advance relative to a non-callable, fixed-rate Advance with an equivalent maturity or pays a higher spread on an adjustable rate Advance relative to a non-callable variable rate Advance with an equivalent maturity. If the call option is exercised, replacement funding may be available. Borrowers typically exercise their call options for fixed-rate Advances when interest rates decline or for adjustable-rate Advances when spreads change. At March 31, 2013 and December 31, 2012, we had such Advances outstanding of $3.2 billion and $3.7 billion, respectively. All other Advances may only be prepaid by paying a fee (prepayment fee) that is sufficient to make us financially indifferent to the prepayment of the Advance.

We offer putable and convertible Advances. Under the terms of a putable Advance, we retain the right to extinguish or put the fixed-rate Advance to the member on predetermined future dates, and offer, subject to certain conditions, replacement funding at prevailing market rates. At March 31, 2013 and December 31, 2012, we had putable Advances outstanding totaling $247,000 and $351,500, respectively. Under the terms of a convertible Advance, we may convert an Advance from one interest payment term structure to another. We had no convertible Advances outstanding at March 31, 2013 or December 31, 2012.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents Advances by the earlier of the year of contractual maturity or the next call date and next put date:

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Put Date
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Overdrawn demand and overnight deposit accounts	$—	$15,004	$—	$15,004
Due in 1 year or less	5,827,161	5,800,961	3,973,796	4,070,551
Due after 1 year through 2 years	1,565,182	1,348,251	1,554,182	1,327,251
Due after 2 years through 3 years	2,544,278	2,163,783	2,736,028	2,250,533
Due after 3 years through 4 years	4,014,783	3,539,097	3,605,783	3,405,097
Due after 4 years through 5 years	2,241,251	2,310,333	2,439,501	2,328,583
Thereafter	2,093,304	2,204,790	3,976,669	3,985,200
Total Advances, par value	$18,285,959	$17,382,219	$18,285,959	$17,382,219

Prepayment Fees. When a borrower prepays an Advance, future income will be lower if the principal portion of the prepaid Advance is reinvested in lower-yielding assets that continue to be funded by higher-costing debt. To protect against this risk, we generally charge a prepayment fee. Advance prepayment fees, excluding any associated hedging basis adjustments, at the time of the prepayment were $5,648 and $891 for the three months ended March 31, 2013 and 2012, respectively.

In cases in which we fund a new Advance concurrent with or within a short period of time before or after the prepayment of an existing Advance and the Advance meets the accounting criteria to qualify as a modification of the prepaid Advance, any prepayment fee, net of hedging basis adjustments, is deferred, recorded in the basis of the modified Advance, and amortized using a level-yield methodology over the life of the modified Advance, or as an adjustment to the interest coupon accrual of the modified Advance. For the three months ended March 31, 2013 and 2012, we deferred $7,231 and $20,799, respectively, of these gross Advance prepayment fees.

Credit Risk Exposure and Security Terms. At March 31, 2013 and December 31, 2012, we had a total of $9.0 billion and $8.4 billion, respectively, of Advances outstanding, at par, to single borrowers with balances that were greater than or equal to $1.0 billion. These Advances, representing 49% and 48%, respectively, of total Advances at par outstanding on those dates, were made to five borrowers. At March 31, 2013 and December 31, 2012, we held $17.0 billion and $17.9 billion, respectively, of UPB of collateral to cover the Advances to these borrowers.

See Note 8 - Allowance for Credit Losses for information related to credit risk on Advances and allowance methodology for credit losses.

Note 7 - Mortgage Loans Held for Portfolio

The following tables present information on Mortgage Loans Held for Portfolio:

	March 31, 2013
By Term	MPP	MPF	Total
Fixed-rate medium-term (1) mortgages	$1,012,634	$60,467	$1,073,101
Fixed-rate long-term (2) mortgages	4,634,413	296,216	4,930,629
Total Mortgage Loans Held for Portfolio, UPB	5,647,047	356,683	6,003,730
Unamortized premiums	90,013	8,346	98,359
Unamortized discounts	(11,988)	—	(11,988)
Hedging adjustments	7,904	570	8,474
Allowance for loan losses	(5,000)	(250)	(5,250)
Total Mortgage Loans Held for Portfolio, net	$5,727,976	$365,349	$6,093,325

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

	December 31, 2012
By Term	MPP	MPF	Total
Fixed-rate medium-term (1) mortgages	$960,944	$41,014	$1,001,958
Fixed-rate long-term (2) mortgages	4,735,020	189,166	4,924,186
Total Mortgage Loans Held for Portfolio, UPB	5,695,964	230,180	5,926,144
Unamortized premiums	81,459	6,323	87,782
Unamortized discounts	(12,266)	—	(12,266)
Hedging adjustments	8,859	886	9,745
Allowance for loan losses	(9,850)	(150)	(10,000)
Total Mortgage Loans Held for Portfolio, net	$5,764,166	$237,239	$6,001,405

	March 31, 2013
By Type	MPP	MPF	Total
Conventional	$4,804,665	$281,290	$5,085,955
Government	842,382	75,393	917,775
Total Mortgage Loans Held for Portfolio, UPB	$5,647,047	$356,683	$6,003,730

	December 31, 2012
By Type	MPP	MPF	Total
Conventional	$4,810,269	$177,204	$4,987,473
Government	885,695	52,976	938,671
Total Mortgage Loans Held for Portfolio, UPB	$5,695,964	$230,180	$5,926,144

(1)	Medium-term is defined as an original term of 15 years or less.

(2)	Long-term is defined as an original term greater than 15 years.

For information related to our credit risk on mortgage loans and allowance for credit losses, see Note 8 - Allowance for Credit Losses.

Note 8 - Allowance for Credit Losses

We have established an allowance methodology for each of our portfolio segments: credit products (Advances, letters of credit, and other extensions of credit to members); term securities purchased under agreements to resell; term federal funds sold; government-guaranteed or insured Mortgage Loans Held for Portfolio; and conventional Mortgage Loans Held for Portfolio. A description of the allowance methodologies related to our portfolio segments is disclosed in Note 9 - Allowance for Credit Losses in our 2012 Form 10-K.

Credit Products. Using a risk-based approach, we consider the amount and quality of the collateral pledged and the borrower's financial condition to be indicators of credit quality on the borrower's credit products. At March 31, 2013 and December 31, 2012, we had rights to collateral on a member-by-member basis with an estimated value in excess of our outstanding extensions of credit.

At March 31, 2013 and December 31, 2012, we did not have any credit products that were past due, on non-accrual status, or considered impaired.

Based upon the collateral held as security, our credit extension and collateral policies, our credit analysis and the repayment history on credit products, we have not recorded any allowance for credit losses on credit products. At March 31, 2013 and December 31, 2012, no liability to reflect an allowance for credit losses for off-balance sheet credit exposures was recorded. For additional information about off-balance sheet credit exposure, see Note 17 - Commitments and Contingencies.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Mortgage Loans.

Credit Enhancements.

MPP Credit Enhancements. Our allowance for loan losses considers the credit enhancements associated with conventional mortgage loans under the MPP, which includes the original program and MPP Advantage. Any estimated losses that would be recovered from the credit enhancements are not reserved for as part of our allowance for loan losses. However, as part of the estimate of the recoverable credit enhancements, we evaluate the recovery and collectability related to our PMI/SMI policies. As a result, we reduced our estimates of recovery associated with the expected amount of our claims for all providers of these policies in determining our allowance for loan losses at March 31, 2013 and December 31, 2012 by $1,874 and $6,067, respectively. This decrease in the portion deemed unrecoverable, i.e., increase in our estimate of recovery, substantially comprised the reduction in our allowance for credit losses from December 31, 2012 to March 31, 2013.

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

The following table presents the impact of credit enhancements on the allowance:

MPP Credit Waterfall	March 31, 2013	December 31, 2012
Estimated losses remaining after borrower's equity, before credit enhancements	$47,947	$51,465
Portion of estimated losses recoverable from PMI	(6,023)	(6,494)
Portion of estimated losses recoverable from LRA	(7,384)	(7,750)
Portion of estimated losses recoverable from SMI	(31,414)	(33,438)
Allowance for unrecoverable PMI/SMI	1,874	6,067
Allowance for MPP loan losses	$5,000	$9,850

The following table presents the activity in the LRA:

	Three months ended March 31,
LRA Activity	2013	2012
Balance of LRA, beginning of period	$33,693	$23,408
Additions	4,481	3,434
Claims paid	(959)	(2,318)
Distributions	(93)	(345)
Balance of LRA, end of period	$37,122	$24,179

MPF Credit Enhancements. Our gross and net CE Fees paid to PFIs under the MPF Program were $46 and $0 for the three months ended March 31, 2013 and 2012, respectively. We have had no performance-based CE Fees withheld or recovered from PFIs in 2013 or 2012.

If losses occur in a master commitment, these losses will either be: (i) recovered through the withholding of future performance-based CE Fees from the PFI or (ii) absorbed by us in the FLA. As of March 31, 2013, our exposure under the FLA was $1,984 with CE Obligations available to cover losses in excess of the FLA totaling $14,581. Any estimated losses that would be absorbed by the CE Obligation are not reserved for as part of our allowance for loan losses. Accordingly, the calculated allowance was reduced by $89 and $67 as of March 31, 2013 and December 31, 2012, respectively, for the amount in excess of the FLA to be covered by PFIs’ CE Obligations. The resulting allowance for MPF loan losses at March 31, 2013 and December 31, 2012 was $250 and $150, respectively.

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

	MPP	MPF
Rollforward of Allowance	Conventional	Conventional	Total
Allowance for loan losses on mortgage loans, December 31, 2012	$9,850	$150	$10,000
Charge-offs	(394)	—	(394)
Provision for (Reversal of) loan losses	(4,456)	100	(4,356)
Allowance for loan losses on mortgage loans, March 31, 2013	$5,000	$250	$5,250

Allowance for loan losses on mortgage loans, December 31, 2011	$3,300	$—	$3,300
Charge-offs	(219)	—	(219)
Provision for (Reversal of) loan losses	419	—	419
Allowance for loan losses on mortgage loans, March 31, 2012	$3,500	$—	$3,500

Allowance for Loan Losses, March 31, 2013
Loans collectively evaluated for impairment	$4,178	$250	$4,428
Loans individually evaluated for impairment (1)	822	—	822
Total allowance for loan losses	$5,000	$250	$5,250

Allowance for Loan Losses, December 31, 2012
Loans collectively evaluated for impairment	$8,814	$150	$8,964
Loans individually evaluated for impairment (1)	1,036	—	1,036
Total allowance for loan losses	$9,850	$150	$10,000

Recorded Investment, March 31, 2013
Loans collectively evaluated for impairment	$4,873,445	$289,600	$5,163,045
Loans individually evaluated for impairment (1)	16,154	—	16,154
Total recorded investment	$4,889,599	$289,600	$5,179,199

Recorded Investment, December 31, 2012
Loans collectively evaluated for impairment	$4,871,579	$183,399	$5,054,978
Loans individually evaluated for impairment (1)	16,817	—	16,817
Total recorded investment	$4,888,396	$183,399	$5,071,795

(1)
The recorded investment in our MPP conventional loans individually evaluated for impairment excludes potential claims by servicers as of March 31, 2013 and December 31, 2012 for any losses resulting from past or future liquidations of the underlying properties on $14,492 and $15,665, respectively, of principal that was previously paid in full by the servicers. However, the MPP conventional loan allowance for loan losses includes $757 and $968 for these potential claims as of March 31, 2013 and December 31, 2012, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Credit Quality Indicators. The tables below present our key credit quality indicators for mortgage loans at March 31, 2013 and December 31, 2012:

	MPP		MPF
Mortgage Loans Held for Portfolio as of March 31, 2013	Conventional	FHA	Conventional	Government	Total
Past due 30-59 days	$65,180	$35,527	$232	$397	$101,336
Past due 60-89 days	23,698	9,110	1	110	32,919
Past due 90 days or more	102,250	4,861	1	—	107,112
Total past due	191,128	49,498	234	507	241,367
Total current	4,698,471	815,821	289,366	76,989	5,880,647
Total mortgage loans, recorded investment	4,889,599	865,319	289,600	77,496	6,122,014
Net unamortized premiums	(59,173)	(18,852)	(6,737)	(1,609)	(86,371)
Hedging adjustments	(7,013)	(892)	(365)	(204)	(8,474)
Accrued interest receivable	(18,748)	(3,193)	(1,208)	(290)	(23,439)
Total Mortgage Loans Held for Portfolio, UPB	$4,804,665	$842,382	$281,290	$75,393	$6,003,730

Other Delinquency Statistics as of March 31, 2013
In process of foreclosure, included above (1)	$65,358	$—	$—	$—	$65,358
Serious delinquency rate (2)	2.09%	0.56%	—%	—%	1.75%
Past due 90 days or more still accruing interest (3)	$101,489	$4,861	$—	$—	$106,350
On non-accrual status	2,030	—	1	—	2,031

	MPP		MPF
Mortgage Loans Held for Portfolio as of December 31, 2012	Conventional	FHA	Conventional	Government	Total
Past due 30-59 days	$63,797	$36,522	$293	$78	$100,690
Past due 60-89 days	25,050	8,761	—	36	33,847
Past due 90 days or more	104,984	3,440	1	—	108,425
Total past due	193,831	48,723	294	114	242,962
Total current	4,694,565	859,236	183,105	54,649	5,791,555
Total mortgage loans, recorded investment	4,888,396	907,959	183,399	54,763	6,034,517
Net unamortized premiums	(51,202)	(17,990)	(4,790)	(1,534)	(75,516)
Hedging adjustments	(7,958)	(901)	(819)	(67)	(9,745)
Accrued interest receivable	(18,967)	(3,373)	(586)	(186)	(23,112)
Total Mortgage Loans Held for Portfolio, UPB	$4,810,269	$885,695	$177,204	$52,976	$5,926,144

Other Delinquency Statistics as of December 31, 2012
In process of foreclosure, included above (1)	$75,317	$—	$—	$—	$75,317
Serious delinquency rate (2)	2.15%	0.38%	—%	—%	1.80%
Past due 90 days or more still accruing interest (3)	$104,805	$3,440	$1	$—	$108,246
On non-accrual status	1,816	—	—	—	1,816

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

(1)
Includes loans for which the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported. Loans in process of foreclosure are included in past due categories depending on their delinquency status.

(2)
Represents loans 90 days or more past due (including loans in process of foreclosure) expressed as a percentage of the total recorded investment in mortgage loans. The percentage excludes principal amounts that were previously paid in full by the servicers on conventional loans that are pending resolution of potential loss claims. Many FHA loans are repurchased by the servicers when they reach 90 days or more delinquent status, similar to the rules for servicers of Ginnie Mae MBS, resulting in the lower serious delinquency rate for FHA loans.

(3)	Although our past due scheduled/scheduled MPP loans are classified as loans past due 90 days or more based on the mortgagor's payment status, we do not consider these loans to be non-accrual.

Troubled Debt Restructurings. There were no MPF troubled debt restructurings at March 31, 2013 or December 31, 2012.

The table below presents the recorded investment of the performing and non-performing MPP troubled debt restructurings.

	March 31, 2013			December 31, 2012
Recorded Investment	Performing	Non-Performing (1)	Total	Performing	Non-Performing (1)	Total
MPP conventional loans	$14,124	$2,030	$16,154	$15,001	$1,816	$16,817

(1)	Represents loans on non-accrual status only.

During the three months ended March 31, 2013 and 2012, we had six and nine, respectively, troubled debt restructurings of mortgage loans. The table below presents the financial effect of the modifications for the three months ended March 31, 2013 and 2012. The pre- and post-modification amounts represent the amount of recorded investment as of the date the loans were modified.

	Three Months Ended		Three Months Ended
	March 31, 2013		March 31, 2012
Troubled Debt Restructurings at Modification Date	Pre-Modification	Post-Modification(1)	Pre-Modification	Post-Modification(1)
MPP conventional loans	$771	$834	$1,495	$1,598

(1)	Includes the capitalization of interest previously paid under scheduled/scheduled payment terms.

During the three months ended March 31, 2013 and 2012, certain conventional MPP loans considered as troubled debt restructurings within the previous 12 months experienced a payment default. A borrower is considered to have defaulted on a troubled debt restructuring if the borrower's contractually due principal or interest is 60 days or more past due at any time during the period presented. The table below presents the recorded investment of these MPP loans that subsequently defaulted.

	Three months ended March 31,
Troubled Debt Restructurings that Subsequently Defaulted (1)	2013	2012
MPP conventional loans	$1,059	$778

(1)	For purposes of this disclosure, only the initial default was included in the table; however, a loan can experience another payment default in a subsequent period.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

A loan considered to be a troubled debt restructuring is individually evaluated for impairment when determining its related allowance for loan losses. The tables below present the conventional loans individually evaluated for impairment that were considered impaired as of March 31, 2013 and December 31, 2012. The first table presents the recorded investment, UPB and related allowance associated with these loans while the next table presents the average recorded investment of individually impaired loans and related interest income recognized.

	March 31, 2013			December 31, 2012
Individually Evaluated Impaired Loans	Recorded Investment	UPB	Related Allowance for Loan Losses	Recorded Investment	UPB	Related Allowance for Loan Losses
MPP conventional loans without allowance for loan losses	$14,124	$14,000	$—	$15,001	$14,892	$—
MPP conventional loans with allowance for loan losses	2,030	2,000	65	1,816	1,783	68
Total	$16,154	$16,000	$65	$16,817	$16,675	$68

	Three Months Ended		Three Months Ended
	March 31, 2013		March 31, 2012
Individually Evaluated Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
MPP conventional loans without allowance for loan losses	$14,452	$207	$3,251	$40
MPP conventional loans with allowance for loan losses	2,033	31	791	8
Total	$16,485	$238	$4,042	$48

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

	Notional	Fair Value	Fair Value
	Amount of	of Derivative	of Derivative
March 31, 2013	Derivatives	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest-rate swaps	$30,026,105	$66,952	$860,479
Total derivatives designated as hedging instruments	30,026,105	66,952	860,479
Derivatives not designated as hedging instruments:
Interest-rate swaps	2,744,679	2,442	4,294
Interest-rate caps/floors	340,500	1,038	—
Interest-rate futures/forwards	154,000	—	434
MDCs	145,004	362	5
Total derivatives not designated as hedging instruments	3,384,183	3,842	4,733
Total derivatives before adjustments	$33,410,288	70,794	865,212
Netting adjustments		(68,839)	(68,839)
Cash collateral and related accrued interest		24	(602,575)
Total adjustments (1)		(68,815)	(671,414)
Total derivatives, net		$1,979	$193,798

December 31, 2012
Derivatives designated as hedging instruments:
Interest-rate swaps	$32,158,474	$71,297	$951,216
Total derivatives designated as hedging instruments	32,158,474	71,297	951,216
Derivatives not designated as hedging instruments:
Interest-rate swaps	1,214,179	757	233
Interest-rate caps/floors	340,500	1,005	—
Interest-rate futures/forwards	156,700	230	43
MDCs	157,475	289	29
Total derivatives not designated as hedging instruments	1,868,854	2,281	305
Total derivatives before adjustments	$34,027,328	73,578	951,521
Netting adjustments		(72,757)	(72,757)
Cash collateral and related accrued interest		—	(677,649)
Total adjustments (1)		(72,757)	(750,406)
Total derivatives, net		$821	$201,115

(1)
Amounts represent the effect of legally enforceable master netting agreements that allow us to net settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same counterparties.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents the components of Net Gains (Losses) on Derivatives and Hedging Activities reported in Other Income (Loss):

	Three Months Ended
	March 31,
Type of Hedge	2013	2012
Net gain (loss) related to fair-value hedge ineffectiveness:
Interest-rate swaps	$(4,402)	$2,430
Interest-rate futures/forwards	—	—
Total net gain (loss) related to fair-value hedge ineffectiveness	(4,402)	2,430
Net gain (loss) on derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	3,898	184
Interest-rate caps/floors	33	(402)
Interest-rate futures/forwards	821	(435)
Net interest settlements	(3,226)	(5)
MDCs	(896)	(596)
Total net gain (loss) on derivatives not designated as hedging instruments	630	(1,254)
Net Gains (Losses) on Derivatives and Hedging Activities	$(3,772)	$1,176

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedging relationships and the effect of those derivatives on Net Interest Income:

	Gain (Loss)	Gain (Loss)	Net Fair-	Effect on
	on	on Hedged	Value Hedge	Net Interest
Three Months Ended March 31, 2013	Derivative	Item	Ineffectiveness	Income (1)
Advances	$57,886	$(56,489)	$1,397	$(56,578)
AFS securities	30,277	(32,223)	(1,946)	(21,426)
Mortgage Loans (2)	—	—	—	—
CO Bonds	(36,939)	33,086	(3,853)	22,840
Total	$51,224	$(55,626)	$(4,402)	$(55,164)

Three Months Ended March 31, 2012
Advances	$34,415	$(31,749)	$2,666	$(60,669)
AFS securities	15,586	(14,691)	895	(17,049)
Mortgage Loans (2)	—	—	—	—
CO Bonds	8,354	(9,485)	(1,131)	14,321
Total	$58,355	$(55,925)	$2,430	$(63,397)

(1)
The net interest on derivatives in fair-value hedging relationships is recorded in the Interest Income / Interest Expense line item of the respective hedged item, which results in fully offsetting amounts, except to the extent of any hedge ineffectiveness.

(2)	Effect on Net Interest Income includes both fair-value and economic hedging relationships.

Managing Credit Risk on Derivatives. We are subject to credit risk due to potential nonperformance by counterparties to the interest-rate exchange agreements. The degree of counterparty risk depends largely on the extent to which master netting arrangements are included in such contracts to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in our policies and Finance Agency regulations. Collateral delivery thresholds are established in the collateral agreements that we require for all LIBOR-based derivatives. When we have the legal right of offset under these arrangements, we have elected to offset at the individual master agreement the gross derivative assets and gross derivative liabilities and the related received or pledged cash collateral and associated accrued interest. See Note 19 - Estimated Fair Values in our 2012 Form 10-K for discussion regarding our fair value methodology for derivative assets and liabilities, including an evaluation of the potential for the estimated fair value of these instruments to be affected by counterparty credit risk.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents separately the fair value of derivative instruments with or without the legal right of offset, including the related collateral pledged to counterparties based on the terms of our master netting arrangements.

March 31, 2013	Derivative Assets	Derivative Liabilities
Derivative instruments with legal right of offset:
Gross recognized amount	$70,432	$864,773
Gross amounts of netting adjustments and cash collateral	(68,815)	(671,414)
Net amounts after offsetting adjustments	1,617	193,359
Derivative instruments without legal right of offset	362	439
Total derivatives	$1,979	$193,798

December 31, 2012	Derivative Assets	Derivative Liabilities
Derivative instruments with legal right of offset:
Gross recognized amount	$73,059	$951,449
Gross amounts of netting adjustments and cash collateral	(72,757)	(750,406)
Net amounts after offsetting adjustments	302	201,043
Derivative instruments without legal right of offset	519	72
Total derivatives	$821	$201,115

The net exposure at fair value includes accrued interest receivable of $94 and $209 at March 31, 2013 and December 31, 2012, respectively. Based on credit analyses and collateral requirements, we do not anticipate any credit losses on our derivative agreements.

We have credit support agreements that contain provisions requiring us to post additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating is lowered by a major credit rating agency, we could be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate estimated fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest on cash collateral) at March 31, 2013 was $795,934 for which we have posted collateral, including accrued interest, with an estimated fair value of $602,575 in the normal course of business. In addition, we held other derivative instruments in a net liability position of $439 that are not subject to credit support agreements containing credit-risk related contingent features. If our credit rating had been lowered by a major credit rating agency (from AA+ to AA), we could have been required to deliver up to an additional $43,301 of collateral (at estimated fair value) to our derivative counterparties at March 31, 2013.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 10 - Deposits

The following table presents Interest-Bearing and Non-Interest-Bearing Deposits:

Type of Deposits	March 31, 2013	December 31, 2012
Interest-Bearing:
Demand and overnight	$828,710	$704,216
Time	4,000	2,250
Other	22	22
Total Interest-Bearing	832,732	706,488
Non-Interest-Bearing:
Demand (1)	596,173	1,066,041
Other (2)	16,093	14,622
Total Non-Interest Bearing	612,266	1,080,663
Total Deposits	$1,444,998	$1,787,151

(1)	Represents principal and interest custodial accounts transferred to our Bank by a member for GSE remittance payments.

(2)	Includes pass-through deposit reserves from members.

Note 11 - Consolidated Obligations

As provided by the Bank Act and applicable regulations, Consolidated Obligations are backed only by the financial resources of all 12 FHLBanks. Although we are primarily liable for our portion of Consolidated Obligations (i.e., those issued on our behalf), we are also jointly and severally liable with the other 11 FHLBanks for the payment of the principal and interest on all Consolidated Obligations of each of the FHLBanks. No FHLBank has ever been asked or required to repay the principal or interest on any Consolidated Obligation on behalf of another FHLBank, and we do not believe that it is probable that we will be asked to do so. The par values of the 12 FHLBanks' outstanding Consolidated Obligations, including Consolidated Obligations held by other FHLBanks, were approximately $666.0 billion and $687.9 billion at March 31, 2013 and December 31, 2012, respectively.

Discount Notes. Our participation in Discount Notes, all of which are due within one year of issuance, was as follows:

Discount Notes	March 31, 2013	December 31, 2012
Book value	$7,937,470	$8,924,085
Par value	$7,939,214	$8,925,828
Weighted average effective interest rate	0.14%	0.15%

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

CO Bonds. The following table presents our participation in CO Bonds outstanding:

	March 31, 2013		December 31, 2012
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$11,596,125	0.54	$14,083,675	0.54
Due after 1 year through 2 years	2,178,500	1.92	2,984,650	1.49
Due after 2 years through 3 years	1,987,450	1.24	1,323,800	1.59
Due after 3 years through 4 years	828,100	2.49	724,900	3.08
Due after 4 years through 5 years	2,981,500	1.69	1,337,700	2.29
Thereafter	7,806,050	2.90	6,881,450	3.11
Total CO Bonds, par value	27,377,725	1.56	27,336,175	1.50
Unamortized premiums	37,638		36,958
Unamortized discounts	(17,053)		(17,444)
Hedging adjustments	17,774		51,841
Total CO Bonds	$27,416,084		$27,407,530

The following tables present our participation in CO Bonds outstanding by redemption feature and contractual maturity or next call date:

Redemption Feature	March 31, 2013	December 31, 2012
Non-callable / non-putable	$17,633,725	$19,952,175
Callable	9,744,000	7,384,000
Total CO Bonds, par value	$27,377,725	$27,336,175

Year of Contractual Maturity or Next Call Date	March 31, 2013	December 31, 2012
Due in 1 year or less	$21,000,125	$21,097,675
Due after 1 year through 2 years	1,893,500	1,694,650
Due after 2 years through 3 years	1,104,450	1,091,800
Due after 3 years through 4 years	425,100	513,900
Due after 4 years through 5 years	638,500	607,700
Thereafter	2,316,050	2,330,450
Total CO Bonds, par value	$27,377,725	$27,336,175

Note 12 - Affordable Housing Program

We had outstanding principal in AHP-related Advances of $125 at March 31, 2013 and December 31, 2012.

The following table summarizes the activity in our AHP funding obligation:

	Three Months Ended March 31,
AHP Activity	2013	2012
Balance at beginning of period	$34,362	$32,845
Assessment (expense)	4,650	5,040
Subsidy usage, net (1)	(1,845)	(2,287)
Balance at end of period	$37,167	$35,598

(1)	Subsidies disbursed are reported net of returns of previously disbursed subsidies.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 13 - Capital

We are subject to capital requirements under our capital plan and the Finance Agency rules and regulations as further disclosed in Note 15 - Capital in our 2012 Form 10-K. As presented in the following table, we were in compliance with the Finance Agency's capital requirements at March 31, 2013 and December 31, 2012. For regulatory purposes, AOCI is not considered capital; MRCS, however, is considered capital.

	March 31, 2013		December 31, 2012
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$687,386	$2,455,226	$636,022	$2,676,616
Regulatory permanent capital-to-asset ratio	4.00%	6.19%	4.00%	6.49%
Regulatory permanent capital	$1,587,703	$2,455,226	$1,649,105	$2,676,616
Leverage ratio	5.00%	9.28%	5.00%	9.74%
Leverage capital	$1,984,629	$3,682,839	$2,061,382	$4,014,924

Mandatorily Redeemable Capital Stock. At March 31, 2013 and December 31, 2012, we had $160,499 and $450,716, respectively, in capital stock subject to mandatory redemption, which is classified as a liability in the Statement of Condition.

The following table presents the activity in MRCS:

	Three months ended March 31,
MRCS Activity	2013	2012
Balance at beginning of period	$450,716	$453,885
Additions due to change in membership status	—	3,513
Redemptions/repurchases	(290,217)	—
Accrued dividends	—	27
Balance at end of period	$160,499	$457,425

There were 16 and 27 former members holding MRCS at March 31, 2013 and December 31, 2012, which include zero and eight institutions, respectively, that were members at the time of their acquisition by the FDIC in its capacity as receiver. During the three months ended March 31, 2013, we repurchased $250,000 par value of excess stock held as of December 31, 2012 by shareholders that are former members (or their successors-in-interest). We redeemed an additional $40,217 of excess stock held by members or former members because the stock had reached the end of its five-year redemption period.

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

Contractual Year of Redemption	March 31, 2013	December 31, 2012
Year 1	$15,034	$268,512
Year 2	132,717	144,644
Year 3	502	20,511
Year 4	12,246	13,536
Year 5	—	3,513
Total MRCS	$160,499	$450,716

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents distributions on MRCS:

	Three Months Ended
	March 31,
MRCS Distributions	2013	2012
Recorded as Interest Expense	$2,408	$3,911
Recorded as distributions from Retained Earnings	—	27
Total	$2,408	$3,938

Excess Capital Stock. Excess capital stock is defined as the amount of stock held by a member or former member in excess of that institution's minimum stock requirement. Finance Agency rules limit the ability of an FHLBank to create member excess stock under certain circumstances, including if excess stock exceeds 1% of Total Assets or if the issuance of excess stock would cause excess stock to exceed 1% of Total Assets. Our excess stock totaled $662,056 at March 31, 2013 which equaled approximately 1.7% of our Total Assets. Therefore, we are currently not permitted to issue new excess stock to members or distribute stock dividends.

Note 14 - Accumulated Other Comprehensive Income (Loss)

The following table presents a summary of the changes in the components of AOCI for the three months ended March 31, 2013 and 2012:

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities (Note 3)	Non-Credit OTTI on AFS Securities (Note 3)	Non-Credit OTTI on HTM Securities (Note 4)	Pension Benefits	Total AOCI
Balance, December 31, 2011	$15,080	$(119,274)	$(392)	$(8,955)	$(113,541)
Other Comprehensive Income (Loss)	(3,416)	34,012	23	308	30,927
Balance, March 31, 2012	$11,664	$(85,262)	$(369)	$(8,647)	$(82,614)

Balance, December 31, 2012	$12,335	$(9,684)	$(312)	$(12,397)	$(10,058)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains	16,935	17,500	—	—	34,435
Net change in fair value	—	15,838	—	—	15,838
Accretion of non-credit loss	—	—	20	—	20
Reclassifications from OCI to Net Income
Net Other-Than-Temporary Impairment Losses, credit portion	—	1,924	—	—	1,924
Compensation and Benefits	—	—	—	427	427
Other Comprehensive Income (Loss)	16,935	35,262	20	427	52,644
Balance, March 31, 2013	$29,270	$25,578	$(292)	$(11,970)	$42,586

Note 15 - Segment Information

We have identified two primary operating segments:

•
Traditional, which consists of credit products (including Advances, letters of credit, and lines of credit), investments (including Federal Funds Sold, Securities Purchased Under Agreements to Resell, AFS securities, and HTM securities), and correspondent services and deposits; and

•
Mortgage Loans, which consists of mortgage loans purchased from our members through our MPP and participation interests purchased from the FHLBank of Topeka in mortgage loans originated by its members under the MPF Program.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents our financial performance by operating segment:

Three Months Ended March 31, 2013	Traditional	Mortgage Loans	Total
Net Interest Income	$38,464	$21,488	$59,952
Provision for (Reversal of) Credit Losses	—	(4,356)	(4,356)
Other Income (Loss)	(4,923)	(75)	(4,998)
Other Expenses	13,818	1,397	15,215
Income Before Assessments	19,723	24,372	44,095
Total Assessments	2,213	2,437	4,650
Net Income	$17,510	$21,935	$39,445

Three Months Ended March 31, 2012
Net Interest Income	$40,773	$22,070	$62,843
Provision for (Reversal of) Credit Losses	—	419	419
Other Income (Loss)	(323)	(1,030)	(1,353)
Other Expenses	13,346	1,234	14,580
Income Before Assessments	27,104	19,387	46,491
Total Assessments, net	3,101	1,939	5,040
Net Income	$24,003	$17,448	$41,451

The following table presents asset balances by segment:

By Date	Traditional	Mortgage Loans	Total
March 31, 2013	$33,599,261	$6,093,325	$39,692,586
December 31, 2012	35,226,231	6,001,405	41,227,636

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 16 - Estimated Fair Values

We review the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the inputs may result in a reclassification of certain assets or liabilities. Such reclassifications are reported as transfers in/out at estimated fair value as of the beginning of the quarter in which the changes occur. As described below, we reclassified six AFS securities from Level 3 to Level 2 during the three months ended March 31, 2013. There were no such reclassifications during the three months ended March 31, 2012.

The following tables present the carrying value and estimated fair value of each of our financial assets and liabilities. The total of the estimated fair values does not represent an estimate of our overall market value as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities among other considerations.

	March 31, 2013
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustment (1)
Assets:
Cash and Due from Banks	$37,381	$37,381	$37,381	$—	$—	$—
Interest-Bearing Deposits	211	211	—	211	—	—
Securities Purchased Under Agreements to Resell	2,100,000	2,100,000	—	2,100,000	—	—
Federal Funds Sold	1,121,000	1,121,000	—	1,121,000	—	—
AFS securities	3,979,103	3,979,103	—	3,453,180	525,923	—
HTM securities	7,262,618	7,479,309	—	7,258,915	220,394	—
Advances	18,949,756	19,120,150	—	19,120,150	—	—
Mortgage Loans Held for Portfolio, net	6,093,325	6,373,749	—	6,316,895	56,854	—
Accrued Interest Receivable	85,732	85,732	—	85,732	—	—
Derivative Assets, net	1,979	1,979	—	70,794	—	(68,815)
Grantor Trust Assets (included in Other Assets)	19,183	19,183	19,183	—	—	—

Liabilities:
Deposits	1,444,998	1,444,998	—	1,444,998	—	—
Consolidated Obligations:
Discount Notes	7,937,470	7,939,214	—	7,939,214	—	—
CO Bonds	27,416,084	28,146,940	—	28,146,940	—	—
Accrued Interest Payable	98,132	98,132	—	98,132	—	—
Derivative Liabilities, net	193,798	193,798	—	865,212	—	(671,414)
MRCS	160,499	160,499	160,499	—	—	—

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

Summary of Valuation Techniques and Significant Inputs. A description of the valuation techniques, significant inputs, and levels of fair value hierarchy is disclosed in Note 19 - Estimated Fair Values in our 2012 Form 10-K, and no changes have been made in the current year, except as disclosed below.

We sold six OTTI AFS securities on April 4, 2013. Because the sale date was so close to March 31, 2013 and because there was no material change in the market values for these types of securities between those dates, we used the sale price on April 4, 2013 as a better indicator of fair value (exit price) for those six securities than the estimated fair value as determined by following our standard valuation techniques. This use of the sale prices resulted in an increase in estimated fair value and Total Capital totaling $5,249, of which $1,692 was recorded as a reduction of OTTI credit losses in the Statement of Income and $3,557 was recorded as an increase in fair value in the Statement of Comprehensive Income.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Estimated Fair Value Measurements. The following tables present by level within the fair value hierarchy the estimated fair value of our financial assets and liabilities that are recorded at estimated fair value on a recurring basis on our Statement of Condition. We did not have any financial assets or liabilities recorded at estimated fair value on a non-recurring basis on our Statement of Condition as of March 31, 2013 or December 31, 2012.

					Netting
March 31, 2013	Total	Level 1	Level 2	Level 3	Adjustment (1)
AFS securities:
GSE and TVA debentures	$3,322,575	$—	$3,322,575	$—	$—
Private-label RMBS	656,528	—	130,605	525,923	—
Total AFS securities	3,979,103	—	3,453,180	525,923	—
Derivative Assets:
Interest-rate related	1,617	—	70,432	—	(68,815)
Interest-rate futures/forwards	—	—	—	—	—
MDCs	362	—	362	—	—
Total Derivative Assets, net	1,979	—	70,794	—	(68,815)
Grantor Trust Assets (included in Other Assets)	19,183	19,183	—	—	—
Total recurring assets at estimated fair value	$4,000,265	$19,183	$3,523,974	$525,923	$(68,815)

Derivative Liabilities:
Interest-rate related	$193,359	$—	$864,773	$—	$(671,414)
Interest-rate futures/forwards	434	—	434	—	—
MDCs	5	—	5	—	—
Total Derivative Liabilities, net	193,798	—	865,212	—	(671,414)
Total recurring liabilities at estimated fair value	$193,798	$—	$865,212	$—	$(671,414)

December 31, 2012
AFS securities:
GSE and TVA debentures	$3,340,438	$—	$3,340,438	$—	$—
Private-label RMBS	640,142	—	—	640,142	—
Total AFS securities	3,980,580	—	3,340,438	640,142	—
Derivative Assets:
Interest-rate related	302	—	73,059	—	(72,757)
Interest-rate futures/forwards	230	—	230	—	—
MDCs	289	—	289	—	—
Total Derivative Assets, net	821	—	73,578	—	(72,757)
Grantor Trust Assets (included in Other Assets)	18,440	18,440	—	—	—
Total recurring assets at estimated fair value	$3,999,841	$18,440	$3,414,016	$640,142	$(72,757)

Derivative Liabilities:
Interest-rate related	$201,043	$—	$951,449	$—	$(750,406)
Interest-rate futures/forwards	43	—	43	—	—
MDCs	29	—	29	—	—
Total Derivative Liabilities, net	201,115	—	951,521	—	(750,406)
Total recurring liabilities at estimated fair value	$201,115	$—	$951,521	$—	$(750,406)

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

	Three Months Ended March 31,
Level 3 Rollforward	2013	2012
Balance, beginning of period	$640,142	$601,309
Total realized and unrealized gains (losses):
Accretion of credit losses in Net Interest Income	(3)	375
Net gains (losses) on changes in fair value in Other Income (Loss)	—	(3,286)
Net change in fair value not in excess of cumulative non-credit losses in OCI	10,503	26,602
Unrealized gains (losses) in OCI	9,715	4,124
Reclassification of non-credit portion in OCI to Other Income (Loss)	—	3,286
Purchases, issuances, sales and settlements:
Settlements	(10,255)	(17,880)
Transfers out	(124,179)	—
Balance, end of period	$525,923	$614,530

Net gains (losses) included in earnings attributable to changes in fair value relating to assets still held at end of period	$(3)	$(2,911)

We have classified the six securities we sold on April 4, 2013 as Level 2 within the fair value hierarchy as of March 31, 2013 because the estimated fair values were derived from and corroborated by the sales prices in actual market transactions. The total fair value of these six securities that we transferred from Level 3 to Level 2 was $124,179 as of January 1, 2013, the beginning of the quarter in which the transfer occurred.

Note 17 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts:

	March 31, 2013
By Commitment	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding	$130,119	$180,280	$310,399
Unused lines of credit	767,254	—	767,254
Commitments to fund additional Advances (1)	40,950	—	40,950
Commitment to fund or purchase mortgage loans and participation interests	145,004	—	145,004
Unsettled CO Bonds, at par (2)	90,000	—	90,000

(1)	Commitments to fund additional Advances are generally for periods up to six months and include no outstanding commitments to issue standby letters of credit.

(2)	All of our unsettled CO Bonds were hedged with associated interest-rate swaps.

Pledged Collateral. We generally execute derivatives with large banks and major broker-dealers and enter into bilateral pledge (collateral) agreements. We had pledged $602,524 and $677,550 of cash collateral, at par, at March 31, 2013 and December 31, 2012, respectively. At March 31, 2013 and December 31, 2012, we had not pledged any securities as collateral.

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

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Additional discussion of other commitments and contingencies is provided in Note 6 - Advances; Note 7 - Mortgage Loans Held for Portfolio; Note 9 - Derivatives and Hedging Activities; Note 11 - Consolidated Obligations; Note 13 - Capital; and Note 16 - Estimated Fair Values.

Note 18 - Transactions with Related Parties

For financial reporting purposes, we define related parties as those members, and former members and their affiliates, with capital stock outstanding in excess of 10% of our total outstanding Capital Stock and MRCS. Transactions with such related parties are entered into in the normal course of business and are subject to the same eligibility and credit criteria, as well as the same terms and conditions, as other similar transactions.

The following table presents the outstanding balances with respect to transactions with related parties and their balance as a percent of the total balance on our Statement of Condition.

	Capital Stock, including MRCS		Advances		Mortgage Loans Held for Portfolio (2)
March 31, 2013	Balance, par value	% of Total	Balance, par value	% of Total	UPB	% of Total
Flagstar Bank, FSB	$301,737	16%	$2,900,000	16%	$620,981	10%
Total (1)	$301,737	16%	$2,900,000	16%	$620,981	10%

December 31, 2012
Flagstar Bank, FSB	$301,737	14%	$3,180,000	18%	$656,931	11%
Bank of America, N.A. (former member)	224,921	11%	300,000	2%	1,210,009	20%
Total	$526,658	25%	$3,480,000	20%	$1,866,940	31%

(1)	Bank of America, N.A. did not meet the definition of a related party as of March 31, 2013 as a result of our repurchase of excess stock during the three months ended March 31, 2013.

(2)	Represents UPB of mortgage loans purchased from related party.

During the three months ended March 31, 2013 and 2012, we had net Advances to (repayments from) related parties as follows:

	Three Months Ended
	March 31,
Related Party	2013	2012
Flagstar Bank, FSB	$(280,000)	$(362,000)

We did not acquire any mortgage loans from related parties during the three months ended March 31, 2013 and 2012.

Transactions with Directors' Financial Institutions. We provide, in the ordinary course of business, products and services to members whose officers or directors serve on our board of directors. In accordance with Finance Agency regulations, transactions with directors' financial institutions are made on the same terms as those with any other member.

The following table presents the outstanding balances with respect to transactions with directors' financial institutions and their balance as a percent of the total balance on our Statement of Condition.

	Capital Stock, including MRCS		Advances		Mortgage Loans Held for Portfolio (1)
Date	Balance, par value	% of Total	Balance, par value	% of Total	UPB	% of Total
March 31, 2013	$42,842	2%	$319,129	2%	$69,987	1%
December 31, 2012	74,114	4%	462,758	3%	74,235	1%

(1)	Represents UPB of mortgage loans purchased from related party.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

During the three months ended March 31, 2013 and 2012, net Advances to (repayments from) directors' financial institutions and mortgage loans acquired from directors' financial institutions, taking into account the dates of the directors' appointments and resignations, were as follows:

	Three Months Ended
	March 31,
Transaction	2013	2012
Net Advances to (repayments from) directors' financial institutions	$(28,027)	$(3,961)
Mortgage loans acquired from directors' financial institutions	$6,273	$4,901

Transactions with Other FHLBanks. During the three months ended March 31, 2013, we purchased $131,775 of participation interests from the FHLBank of Topeka in mortgage loans originated by its members under the MPF Program.

Beginning in June 2012, we pay an MPF Provider fee to the FHLBank of Chicago for our participation in the MPF Program. This fee is recorded in Other Expenses. For the three months ended March 31, 2013, we recorded $38 in MPF Provider fees to the FHLBank of Chicago.

Note 19 - Subsequent Events

We sold six OTTI AFS private-label RMBS on April 4, 2013. These securities were sold at a total net realized gain of $17,135, which will be recorded in the second quarter of 2013.

GLOSSARY OF TERMS

ABS: Asset-backed securities
Advances: Secured loans to members, former members or housing associates
AFS: Available-for-Sale
AHP: Affordable Housing Program
AOCI: Accumulated Other Comprehensive Income (Loss)
Bank Act: Federal Home Loan Bank Act of 1932, as amended
bps: basis points
CE Fee: Credit Enhancement Fee
CE Obligation: Credit Enhancement Obligation
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
Ginnie Mae: Government National Mortgage Association
GSE: Government-sponsored enterprise
HTM: Held-to-Maturity
LIBOR: London Interbank Offered Rate
LRA: Lender risk account
MBS: Mortgage-backed securities
MDC: Mortgage Delivery Commitment
MGIC: Mortgage Guaranty Insurance Corporation
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
SMI: Supplemental mortgage insurance
TVA: Tennessee Valley Authority
UPB: Unpaid principal balance
VaR: Value at risk
WAIR: Weighted average interest rate

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Presentation

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our 2012 Form 10-K and the financial statements and related footnotes contained in this Form 10-Q in Item 1. Financial Statements.

As used in this Form 10-Q, unless the context otherwise requires, the terms "we," "us," "our," and the "Bank" refer to the Federal Home Loan Bank of Indianapolis or its management. We use certain acronyms and terms throughout this Form 10-Q that are defined in the Glossary of Terms located in Item 1. Financial Statements.

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

•	negative adjustments in the FHLBanks' or the FHLBank System's credit ratings that could adversely impact the pricing and marketability of our Consolidated Obligations, products, or services;

•	risk of loss should one or more of the FHLBanks be unable to repay its participation in the Consolidated Obligations, or otherwise be unable to meet its financial obligations;

•	ability to attract and retain skilled personnel;

•	ability to develop, implement and support technology and information systems sufficient to effectively manage the risks of our business;

•	changes in terms of interest-rate exchange agreements and similar agreements;

•	risk of loss arising from natural disasters, acts of war or acts of terrorism; and

•	changes in or differing interpretations of accounting guidance.

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

Our public policy mission is to facilitate and expand the availability of financing for housing and community development. We seek to achieve our mission by providing products and services to our members in a safe, sound, and profitable manner, and by generating a competitive return on their capital investment. See Item 1. Business - Background Information in our 2012 Form 10-K for more information.

Our principal source of funding is the proceeds from the sale to the public of FHLBank debt instruments, called Consolidated Obligations, which are the joint and several obligation of all 12 FHLBanks. We obtain additional funds from deposits, other borrowings, and the sale of capital stock to our members.

Our primary source of revenue is interest earned on Advances, mortgage loans, and long- and short-term investments.

Our Net Interest Income is primarily determined by the interest-rate spread between the interest rate earned on our assets and the interest rate paid on our share of the Consolidated Obligations. We use funding and hedging strategies to manage the related interest-rate risk.

Economic Conditions. According to a report issued by Moody's on February 12, 2013, financial markets, most notably in Europe, have experienced a period of relative calm, which contrasts with the turbulence during the first half of last year. However, this is unlikely to spur economic activity significantly, with private sector de-leveraging and public sector austerity still the dominant impediments to growth. During the first quarter of 2013, the FOMC reported that economic indicators suggested a return to moderate growth for the United States economy following a pause late in 2012. Europe's financial markets and economy remain under significant stress, which is likely to continue to negatively affect the global economy.

The Bureau of Labor Statistics reported that Michigan's preliminary unemployment rate equaled 8.5% for March 2013, while Indiana's preliminary rate was 8.7%, compared to the United States rate of 7.6%. According to information provided by LPS Applied Analytics for February, Indiana had a non-current mortgage rate (loans past due 30 days or more) of 11.3%, and Michigan had a non-current mortgage rate of 8.5%, compared to the national rate of 10.2%.

In its February 2013 forecast, the Center for Econometric Research at Indiana University predicts a pullback in both employment and personal income growth for the Indiana economy over 2013 before improving in 2014. The April 2013 forecast published by the Research Seminar in Quantitative Economics at the University of Michigan forecasts a moderately paced but sustained recovery from now through 2014, with some strengthening in 2014 compared to 2013. University of Michigan economists expect a moderate rate of job growth in Michigan for the remainder of 2013 and 2014.

The Capital Markets. Overall, the capital markets were fairly stable during the first quarter of 2013 despite United States political policy debates around the fiscal cliff, debt ceiling limit, sequestration and expiration of the continuing resolution for the federal budget that was extended late in March 2013 until September 2013. Other concerns included continued high unemployment and depressed, but increasing, housing prices in the United States.

To support a stronger economic recovery and to help ensure that inflation, over time, is at the rate most consistent with its dual mandate, the FOMC agreed in March to continue purchasing additional agency MBS at a pace of $40 billion per month and longer-term United States Treasury securities at a pace of $45 billion per month.

Taxable money market funds purchase a significant portion of the Discount Notes and short maturity CO Bonds issued by the FHLBanks. Potential changes to money market funds, one of the FHLBank System's most important investor bases, could adversely affect our debt. However, implementation of any proposals is likely to be phased in over time and is not anticipated to begin until late 2013 or early 2014. The market remains cautiously optimistic for a compromise on mutual fund reform between the regulators and the industry, which could avert negative consequences for FHLBank debt demand.

Summary of Selected Financial Data

The following table presents a summary of certain financial information as of and for the three-month periods indicated ($ amounts in millions):

	As of and for the Three Months Ended
	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Statement of Condition:
Advances	$18,950	$18,130	$18,652	$18,814	$18,042
Investments (1)	14,463	16,845	16,498	15,239	15,149
Mortgage Loans Held for Portfolio, net	6,093	6,001	5,844	5,780	5,840
Total Assets	39,693	41,228	41,231	40,165	39,469
Discount Notes	7,938	8,924	9,561	7,557	5,969
CO Bonds	27,416	27,408	27,768	28,720	29,337
Total Consolidated Obligations	35,354	36,332	37,329	36,277	35,306
MRCS	160	451	451	451	457
Capital Stock, Class B Putable	1,678	1,634	1,617	1,608	1,565
Retained Earnings	617	592	570	549	527
AOCI	43	(10)	(41)	(80)	(82)
Total Capital	2,338	2,216	2,146	2,077	2,010

Statement of Income:
Net Interest Income	$60	$61	$59	$60	$62
Provision for (Reversal of) Credit Losses	(4)	—	6	2	—
Net OTTI credit losses	(2)	(1)	—	—	(3)
Other Income (Loss), excluding net OTTI credit losses	(3)	(4)	(2)	(5)	2
Other Expenses	15	16	14	15	15
Total Assessments	5	5	4	4	5
Net Income	$39	$35	$33	$34	$41

Selected Financial Ratios:
Return on average equity (2)	7.07%	6.48%	6.25%	6.53%	8.42%
Return on average assets	0.40%	0.34%	0.32%	0.33%	0.41%
Dividend payout ratio (3)	36.31%	39.91%	35.59%	35.05%	28.37%
Net interest margin (4)	0.61%	0.60%	0.57%	0.59%	0.62%
Total capital ratio (5)	5.89%	5.37%	5.20%	5.17%	5.09%
Total regulatory capital ratio (6)	6.19%	6.49%	6.40%	6.49%	6.46%
Average equity to average assets	5.64%	5.27%	5.07%	5.02%	4.83%
Weighted average dividend rate (7)	3.50%	3.50%	3.00%	3.00%	3.00%

(1)	Investments consist of Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, Federal Funds Sold, AFS securities, and HTM securities.

(2)	Return on average equity is Net Income expressed as a percentage of average total capital.

(3)	The dividend payout ratio is calculated by dividing dividends paid in cash during the period by Net Income for the period.

(4)	Net interest margin is Net Interest Income expressed as a percentage of average interest-earning assets.

(5)	Total capital ratio is Capital Stock plus Retained Earnings and AOCI expressed as a percentage of Total Assets.

(6)	Total regulatory capital ratio is Capital Stock plus Retained Earnings and MRCS expressed as a percentage of Total Assets.

(7)	The weighted average dividend rate is calculated by dividing dividends paid in cash during the period by the average of Class B Capital Stock eligible for dividends (i.e., excludes MRCS).

Results of Operations and Changes in Financial Condition

Results of Operations for the Three Months Ended March 31, 2013 and 2012. The following table presents the comparative highlights of our results of operations ($ amounts in millions):

	Three Months Ended March 31,
			$	%
Comparative Highlights	2013	2012	Change	Change
Net Interest Income	$60	$62	$(2)	(5%)
Provision for (Reversal of) Credit Losses	(4)	—	(4)	(1,140%)
Net Interest Income After Provision for Credit Losses	64	62	2	3%
Other Income (Loss)	(5)	(1)	(4)	(269%)
Other Expenses	15	15	—	4%
Income Before Assessments	44	46	(2)	(5%)
Total Assessments	5	5	—	(8%)
Net Income	39	41	(2)	(5%)
Total Other Comprehensive Income	53	31	22	71%
Total Comprehensive Income	$92	$72	$20	28%

The decrease in Net Income for the first quarter of 2013 compared to the same period in 2012 was primarily due to lower Net Interest Income. However, a net reduction in the allowance for credit losses of $4.7 million, due primarily to an upgrade in the credit rating and outlook of one of our mortgage insurance providers, resulted in an increase in Net Interest Income After Provision for Credit Losses for the first quarter of 2013 compared to the same period in 2012.

The increases in both Total Other Comprehensive Income and Total Comprehensive Income for the first quarter of 2013 compared to the same period in 2012 were primarily due to increases in the fair value of our OTTI AFS securities.

Changes in Financial Condition for the Three Months Ended March 31, 2013. The following table presents the changes in financial condition ($ amounts in millions):

Condensed Statements of Condition	March 31, 2013	December 31, 2012	$ Change	% Change
Advances	$18,950	$18,130	$820	5%
Mortgage Loans Held for Portfolio, net	6,093	6,001	92	2%
Investments (1)	14,463	16,845	(2,382)	(14%)
Other Assets (2)	187	252	(65)	(26%)
Total Assets	$39,693	$41,228	$(1,535)	(4%)

Consolidated Obligations	$35,354	$36,332	$(978)	(3%)
MRCS	160	451	(291)	(64%)
Other Liabilities	1,841	2,229	(388)	(17%)
Total Liabilities	37,355	39,012	(1,657)	(4%)
Capital Stock, Class B Putable	1,678	1,634	44	3%
Retained Earnings	617	592	25	4%
AOCI	43	(10)	53	523%
Total Capital	2,338	2,216	122	5%
Total Liabilities and Capital	$39,693	$41,228	$(1,535)	(4%)

Total Regulatory Capital (3)	$2,455	$2,677	$(222)	(8%)

(1)	Includes HTM Securities, AFS Securities, Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, and Federal Funds Sold.

(2)	Other Assets includes Cash and Due From Banks of $37.4 million and $105.5 million at March 31, 2013 and December 31, 2012, respectively.

(3)	Total Regulatory Capital is Total Capital plus MRCS less AOCI.

The decrease in Total Assets at March 31, 2013 compared to December 31, 2012 was primarily due to a decrease in Investments, partially offset by an increase in Advances. The net decrease in Investments was mainly due to a decrease in short-term investments, which were maintained at a higher level at December 31, 2012 due to the economic and political uncertainty at that time. The increase in Advances outstanding was attributable to higher Advances to our insurance company members, partially offset by lower Advances to our depository members. The increase in Mortgage Loans Held for Portfolio was attributable to participation interests purchased from the FHLBank of Topeka under our MPF Program. The net decrease in Consolidated Obligations was attributable to lower funding needs that resulted mainly from the lower level of short-term investments.

The increase in Total Capital consisted of net increases in Capital Stock and Retained Earnings and a favorable change in AOCI, primarily due to an increase in the fair value of OTTI AFS securities.

Analysis of Results of Operations for the Three Months Ended March 31, 2013 and 2012.

Net Interest Income After Provision for Credit Losses. Net Interest Income, which is primarily the interest earned on Advances, Mortgage Loans Held for Portfolio, short-term investments, and investment securities less the interest paid on Consolidated Obligations and Interest-Bearing Deposits, is our primary source of earnings.

Factors that increased Net Interest Income After Provision for Credit Losses for the three months ended March 31, 2013, compared to the same period in 2012, included:

•	a decrease in the Provision for Credit Losses on Mortgage Loans Held for Portfolio;

•	lower average balances of CO Bonds;

•	higher average balances of Mortgage Loans Held for Portfolio;

•	reclassification of interest expense on derivatives that failed hedge effectiveness testing to Other Income (Loss); and

•	increase in non-interest bearing deposits.

These increases were partially offset by:

•	lower average balances of Advances and investment securities;

•	narrower spreads on our interest-earning assets; and

•	amortization of the hedged item's basis adjustment resulting from ineffective hedge relationships.

See Net Gains (Losses) on Derivatives and Hedging Activities herein for information on the net effect of derivatives on our Net Interest Income.

The following tables present average balances, interest income and expense, and average yields of our major categories of interest-earning assets and the sources funding those interest-earning assets ($ amounts in millions):

	Three Months Ended March 31,
	2013			2012
	Average Balance	Interest Income/ Expense	Average Yield (5)	Average Balance	Interest Income/ Expense	Average Yield (5)
Assets:
Federal Funds Sold and Securities Purchased Under Agreements to Resell	$3,606	$1	0.13%	$3,614	$1	0.11%
Investment securities (1)	11,316	45	1.61%	11,827	54	1.85%
Advances (2)	18,286	34	0.75%	18,648	46	0.99%
Mortgage Loans Held for Portfolio (2)	6,058	63	4.23%	5,888	69	4.73%
Other Assets (interest-earning) (3)	645	1	0.61%	756	1	0.60%
Total interest-earning assets	39,911	144	1.46%	40,733	171	1.70%
Other Assets (4)	179			299
Total Assets	$40,090			$41,032

Liabilities and Capital:
Interest-Bearing Deposits	$808	—	0.01%	$1,192	—	0.01%
Discount Notes	7,752	2	0.12%	6,383	1	0.05%
CO Bonds (2)	26,976	80	1.20%	29,821	104	1.40%
MRCS	281	2	3.47%	454	4	3.47%
Total interest-bearing liabilities	35,817	84	0.95%	37,850	109	1.16%
Other Liabilities	2,011			1,202
Total Capital	2,262			1,980
Total Liabilities and Capital	$40,090			$41,032

Net Interest Income		$60			$62

Net spread on interest-earning assets less interest-bearing liabilities			0.51%			0.54%

Net interest margin (6)			0.61%			0.62%

Average interest-earning assets to interest-bearing liabilities	1.11			1.08

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

(3)
Other Assets (interest-earning) consists of Interest-Bearing Deposits, loans to other FHLBanks (if applicable), and grantor trust assets that are carried at estimated fair value. The amounts include the rights or obligations to cash collateral, which are included in the fair value of derivative assets or derivative liabilities on the Statements of Condition at period end.

(4)	Other Assets includes changes in estimated fair value of AFS securities and the effect of OTTI-related non-credit losses on AFS and HTM securities for purposes of the table.

(5)	Annualized.

(6)	Net interest margin is annualized Net Interest Income expressed as a percentage of the average balance of interest-earning assets.

Other Income (Loss). The following table presents the components of Other Income (Loss) ($ amounts in millions):

	Three Months Ended
	March 31,
Components	2013	2012
Total OTTI losses	$—	$—
Portion of Impairment Losses Reclassified to (from) Other Comprehensive Income (Loss)	(2)	(3)
Net OTTI credit losses	(2)	(3)
Net Gains (Losses) on Derivatives and Hedging Activities	(4)	1
Other, net	1	1
Total Other Income (Loss)	$(5)	$(1)

The unfavorable change in Other Income (Loss) for the three months ended March 31, 2013, compared to the same period in 2012, was primarily due to unfavorable changes in Net Gains (Losses) on Derivatives and Hedging Activities, partially offset by lower OTTI credit losses on our private-label RMBS.

Results of OTTI Evaluation Process. The favorable change in OTTI credit losses for the three months ended March 31, 2013, compared to the same period in 2012, was due to a relative improvement in the projected performance of the underlying collateral. For the three months ended March 31, 2013, we recorded an OTTI credit charge of $1.9 million, representing the entire difference between our amortized cost basis and fair value, on one security for which we changed our previous intention to hold until recovery of its amortized cost. For additional detail, see Notes to Financial Statements - Note 5 - Other-Than-Temporary Impairment Analysis.

Net Gains (Losses) on Derivatives and Hedging Activities. As we hedge our asset or liability risk exposures, gains and losses occur due to changes in the relationships among various market interest rates. In general, we hold derivatives and associated hedged items to the maturity, call, or put date. Therefore, nearly all of the cumulative net gains and losses for these financial instruments will generally reverse over the remaining contractual terms of the hedged items. However, there may be instances in which we terminate these instruments prior to maturity or prior to the call or put dates. Terminating the financial instrument or hedging relationship may result in a realized gain or loss.

Our Net Interest Income is affected by the inclusion or exclusion of the net interest income and/or expense associated with derivatives. For example, if a derivative qualifies for fair-value hedge accounting, the net interest income/expense associated with the derivative is included in Net Interest Income. If an interest-rate exchange agreement does not qualify for fair-value hedge accounting (economic hedges) or if we have not designated it in a qualifying hedge relationship, the net interest income/expense associated with the derivative is excluded from Net Interest Income and is recorded in Net Gains (Losses) on Derivatives and Hedging Activities in Other Income (Loss).

In addition, when a hedge position is discontinued, we cease adjusting the hedged item's basis for changes in fair value and begin amortizing/accreting the frozen basis adjustment using the level-yield method. This amortization/accretion is included in Net Interest Income.

As a result of using the overnight index swap curve to determine the fair value of our derivatives, as of January 1, 2013, we discontinued the hedge position due to ineffectiveness for 18 derivatives with a notional amount of $1.9 billion. As a result, the interest expense for these derivatives for the three months ended March 31, 2013 of $3.2 million was reclassified from Net Interest Income to Other Income (Loss). The related amortization of the basis adjustment for the three months ended March 31, 2013 of $3.2 million was recorded as a reduction to Net Interest Income.

The tables below present the net effect of derivatives on Net Interest Income and Other Income (Loss), within the line Net Gains (Losses) on Derivatives and Hedging Activities, by type of hedge and hedged item ($ amounts in millions):

Three Months Ended March 31, 2013	Advances	Investments	Mortgage Loans	CO Bonds	Discount Notes	Total
Net Interest Income:
Amortization/accretion of hedging activities in net interest income (1)	$(4)	$3	$—	$1	$—	$—
Net interest settlements included in net interest income (2)	(53)	(24)	—	22	—	(55)
Total Net Interest Income	(57)	(21)	—	23	—	(55)
Net Gains (Losses) on Derivatives and Hedging Activities:
Gains (losses) on fair-value hedges	1	(2)	—	(4)	—	(5)
Gains (losses) on derivatives not qualifying for hedge accounting	1	—	—	—	—	1
Net Gains (Losses) on Derivatives and Hedging Activities	2	(2)	—	(4)	—	(4)
Total net effect of derivatives and hedging activities	$(55)	$(23)	$—	$19	$—	$(59)

Three Months Ended March 31, 2012
Net Interest Income:
Amortization/accretion of hedging activities in net interest income (1)	$—	$3	$—	$1	$—	$4
Net interest settlements included in net interest income (2)	(61)	(20)	—	14	—	(67)
Total Net Interest Income	(61)	(17)	—	15	—	(63)
Net Gains (Losses) on Derivatives and Hedging Activities:
Gains (losses) on fair-value hedges	3	—	—	(1)	—	2
Gains (losses) on derivatives not qualifying for hedge accounting	—	—	(1)	—	—	(1)
Net Gains (Losses) on Derivatives and Hedging Activities	3	—	(1)	(1)	—	1
Total net effect of derivatives and hedging activities	$(58)	$(17)	$(1)	$14	$—	$(62)

(1)	Represents the amortization/accretion of hedging fair value adjustments for both current and discontinued hedge positions.

(2)	Represents interest income/expense on derivatives included in Net Interest Income.

Other Expenses. The following table presents the components of Other Expenses ($ amounts in millions):

	Three Months Ended
	March 31,
Components	2013	2012
Compensation and Benefits	$9	$9
Other Operating Expenses	4	4
Finance Agency and Office of Finance Expenses	2	2
Other	—	—
Total Other Expenses	$15	$15

There were no material changes for the three months ended March 31, 2013 compared to the same period in 2012.

Total Assessments. The FHLBanks are required to set aside annually, in the aggregate, the greater of $100 million or 10% of their net earnings to fund the AHP. For purposes of the AHP calculation, net earnings is defined as income before assessments, plus interest expense related to MRCS. Each FHLBank's required annual AHP contribution is limited to its annual net earnings. Our AHP expense was $4.7 million and $5.0 million for the three months ended March 31, 2013 and 2012, respectively.

Total Other Comprehensive Income. Total Other Comprehensive Income for the three months ended March 31, 2013 and 2012 consisted primarily of increases in the fair value of OTTI AFS securities.

Business Segments

Our products and services are grouped within two business segments: Traditional and Mortgage Loans.

The Traditional business segment includes credit services (including Advances, letters of credit, and lines of credit), investments (including Federal Funds Sold, Securities Purchased Under Agreements to Resell, AFS securities, and HTM securities) and correspondent services and deposits.

The following table presents our financial performance for this business segment ($ amounts in millions):

	Three Months Ended
	March 31,
Traditional Business Segment	2013	2012
Net Interest Income	$38	$40
Provision for (Reversal of) Credit Losses	—	—
Other Income (Loss)	(5)	—
Other Expenses	14	14
Income Before Assessments	19	26
Total Assessments	2	3
Net Income	$17	$23

The decrease in Net Income for the Traditional business segment for the three months ended March 31, 2013, compared to the same period in 2012, was primarily due to:

•	a decrease in Net Interest Income primarily resulting from narrower spreads; and

•	an unfavorable change in Other Income (Loss) primarily due to net losses on derivatives and hedging activities.

The Mortgage Loans business segment includes (i) mortgage loans purchased from our members through our MPP and (ii) participation interests purchased from the FHLBank of Topeka in mortgage loans originated by its members under the MPF Program.

The following table presents our financial performance for this business segment ($ amounts in millions):

	Three Months Ended
	March 31,
Mortgage Loans Business Segment	2013	2012
Net Interest Income	$22	$22
Provision for (Reversal of) Credit Losses	(4)	—
Other Income (Loss)	—	(1)
Other Expenses	1	1
Income Before Assessments	25	20
Total Assessments	3	2
Net Income	$22	$18

The increase in Net Income for the Mortgage Loans business segment for the three months ended March 31, 2013, compared to the same period in 2012, was primarily due to the decrease in the Provision for Credit Losses.

Analysis of Financial Condition

Total Assets. The table below presents our major asset categories as a percentage of combined Total Assets ($ amounts in millions).

	March 31, 2013		December 31, 2012
Major Asset Categories	Carrying Value	% of Total	Carrying Value	% of Total
Advances	$18,950	48%	$18,130	44%
Mortgage Loans Held for Portfolio, net	6,093	15%	6,001	15%
Federal Funds Sold and Securities Purchased Under Agreements to Resell	3,221	8%	5,360	13%
Investment Securities (1)	11,242	28%	11,485	27%
Other Assets (2)	187	1%	252	1%
Total Assets	$39,693	100%	$41,228	100%

(1)    Investment Securities includes AFS and HTM securities.

(2)
For purposes of this table, Other Assets includes Cash and Due From Banks, Interest-Bearing Deposits, Accrued Interest Receivable, Premises, Software and Equipment, net, Derivative Assets and Other Assets.

Total Assets were $39.7 billion as of March 31, 2013, a decrease of 4% compared to December 31, 2012. This decrease of $1.5 billion was primarily due to a decrease in short-term investments totaling $2.1 billion, partially offset by an increase of $0.8 billion in Advances.

Advances. Advances totaled $18.9 billion at March 31, 2013, an increase of 5% compared to December 31, 2012. This increase was primarily due to a 16% increase in the par value of Advances to insurance company members, which totaled $9.8 billion at March 31, 2013, partially offset by a 5% reduction in the par value of Advances to depository members resulting from repayments and their reduced need for funding in the current economic environment. In general, Advances fluctuate in accordance with our members' funding needs related to their deposit levels, mortgage pipelines, investment opportunities, available collateral, other balance sheet strategies, and the cost of alternative funding opportunities.

Mortgage Loans Held for Portfolio. We purchase mortgage loans from our members to support our housing mission, provide an additional source of liquidity to our members and diversify our investments.

A breakdown of Mortgage Loans Held for Portfolio by primary product type is presented below ($ amounts in millions):

	March 31, 2013		December 31, 2012
Mortgage Loans Held for Portfolio	UPB	% of Total	UPB	% of Total
MPP Original	$3,795	63%	$4,111	69%
MPP Advantage	1,852	31%	1,585	27%
Total MPP	5,647	94%	5,696	96%
MPF Program	357	6%	230	4%
Total UPB	$6,004	100%	$5,926	100%

The increase in Mortgage Loans Held for Portfolio was attributable to participation interests purchased from the FHLBank of Topeka under our MPF Program. In general, the volume of mortgage loans purchased is affected by several factors, including interest rates, competition, the general level of housing activity in the United States, the level of refinancing activity and consumer product preferences.

We have established and maintain an allowance for loan losses based on our best estimate of probable losses over the loss emergence period. Our estimate of MPP losses remaining after borrower's equity was $47.9 million at March 31, 2013 and $51.5 million at December 31, 2012. The decrease from December 31, 2012 to March 31, 2013 was primarily the result of an improvement in the underlying weighted-average collateral recovery rate.

After consideration of the portion recoverable under the associated credit enhancements, the allowance for MPP loan losses was $5.0 million at March 31, 2013 and $9.9 million at December 31, 2012. The decrease in our allowance from December 31, 2012 to March 31, 2013 was primarily due to an increase in the estimated amounts recoverable from PMI and SMI providers. See Notes to Financial Statements - Note 8 - Allowance for Credit Losses, Critical Accounting Policies and Estimates, and Risk Management - Credit Risk Management - Mortgage Loans Held for Portfolio - MPP Credit Enhancements for more information.

Cash and Investments. The following table presents the components of our cash and investments at carrying value ($ amounts in millions):

Components of Cash and Investments	March 31, 2013	December 31, 2012	Change
Cash and short-term investments:
Cash and Due from Banks	$37	$105	$(68)
Interest-Bearing Deposits	—	—	—
Securities Purchased Under Agreements to Resell	2,100	3,250	(1,150)
Federal Funds Sold	1,121	2,110	(989)
Total cash and short-term investments	3,258	5,465	(2,207)
Investment securities:
AFS securities	3,979	3,980	(1)
HTM securities	7,263	7,505	(242)
Total investment securities	11,242	11,485	(243)
Total Cash and Investments, carrying value	$14,500	$16,950	$(2,450)

Cash and Short-Term Investments. Cash and short-term investments totaled $3.3 billion at March 31, 2013, a decrease of 40% compared to December 31, 2012. The decrease was primarily attributable to the higher level maintained at December 31, 2012 due to the economic and political uncertainty at that time. The total outstanding balance and composition of our short-term investment portfolio is influenced by our liquidity needs and the availability of short-term investments at attractive interest rates, relative to our cost of funds. See Liquidity and Capital Resources below for more information.

Total Liabilities. Total Liabilities were $37.4 billion at March 31, 2013, a decrease of 4% compared to December 31, 2012. This decrease of $1.7 billion was primarily due to a decrease of $1.0 billion in Consolidated Obligations.

Deposits (Liabilities). Total Deposits were $1.4 billion at March 31, 2013, a decrease of 19% compared to December 31, 2012. These deposits represent a relatively small portion of our funding and vary depending upon market factors, such as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' investment preferences with respect to the maturity of their investments, and member liquidity. In addition, the balances of one member's principal and interest custodial accounts for GSE remittance payments through our Bank decreased by $0.5 billion at March 31, 2013 compared to December 31, 2012. The balances of these accounts fluctuate from period to period.

Consolidated Obligations. At March 31, 2013, the carrying values of our Discount Notes and CO Bonds totaled $7.9 billion and $27.4 billion, respectively, compared to $8.9 billion and $27.4 billion, respectively, at December 31, 2012. The overall balance of our Consolidated Obligations generally fluctuates in relation to our Total Assets. The carrying value of our Discount Notes was 22% of total Consolidated Obligations at March 31, 2013, compared to 25% at December 31, 2012. Discount Notes are issued primarily to provide short-term funds while CO Bonds are issued to provide longer-term funding. The composition of our Consolidated Obligations can fluctuate significantly based on comparative changes in their cost levels, supply and demand conditions, demand for Advances, and our balance sheet management strategy.

Derivatives. As of March 31, 2013 and December 31, 2012, we had Derivative Assets, net of collateral held or posted, including accrued interest, with fair values of $2.0 million and $0.8 million, respectively, and Derivative Liabilities, net of collateral held or posted, including accrued interest, with fair values of $193.8 million and $201.1 million, respectively. We classify interest-rate swaps as derivative assets or liabilities according to the positive or negative net fair value of the interest-rate swaps with each counterparty. Increases and decreases in the fair value of derivatives are primarily caused by market changes in the derivatives' underlying interest-rate index.

Total Capital. Total Capital was $2.3 billion at March 31, 2013, an increase of 5% compared to December 31, 2012. This increase was primarily due to a net increase in Capital Stock of $43.7 million, a net increase in Retained Earnings of $25.1 million, and a favorable change in AOCI of $52.6 million, which was primarily due to increases in the fair values of OTTI AFS securities.

Liquidity and Capital Resources

Liquidity. Our primary sources of liquidity are holdings of cash and short-term investments and the issuance of Consolidated Obligations. Our cash and short-term investments portfolio totaled $3.3 billion at March 31, 2013. Our short-term investments consist of high-quality, short- and intermediate-term financial instruments. We manage our short-term investment portfolio in response to economic conditions and market events and uncertainties. As a result, the overall level of our short-term investment portfolio may fluctuate accordingly.

We have not identified any known trends, demands, commitments, events or uncertainties that are likely to materially increase or decrease our liquidity.

Capital Resources.

Mandatorily Redeemable Capital Stock. At March 31, 2013, we had $160.5 million in non-member capital stock subject to mandatory redemption, compared to $450.7 million at December 31, 2012. See Notes to Financial Statements - Note 13 - Capital for additional information.

Excess Stock. During the first quarter of 2013, we repurchased $250 million of excess stock, which was classified as MRCS, from former members (or their successors-in-interest) in accordance with our capital plan dated September 19, 2002 (as amended effective September 5, 2011). This repurchase was undertaken for general capital management purposes. See Notes to Financial Statements - Note 13 - Capital for additional information.

The following table presents the composition of our excess stock ($ amounts in millions):

Components of Excess Stock	March 31, 2013	December 31, 2012
Member capital stock not subject to outstanding redemption requests	$428	$423
Member capital stock subject to outstanding redemption requests	100	101
MRCS	134	423
Total excess capital stock	$662	$947

Capital Distributions. On April 29, 2013, our board of directors declared a cash dividend of 3.50% (annualized) on our Capital Stock Putable-Class B-1 and 2.80% (annualized) on our Capital Stock Putable-Class B-2.

Off-Balance Sheet Arrangements

See Notes to Financial Statements - Note 17 - Commitments and Contingencies - for information on our off-balance sheet arrangements.

Critical Accounting Policies and Estimates

We have identified five accounting policies that we believe are critical because they require management to make particularly difficult, subjective, and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions. These accounting policies relate to:

•	OTTI analysis (see Notes to Financial Statements - Note 5 - Other-Than-Temporary Impairment Analysis for more information);

•	Allowance for credit losses (see Notes to Financial Statements - Note 8 - Allowance for Credit Losses for more information);

•	Derivatives and hedging activities (see Notes to Financial Statements - Note 9 - Derivatives and Hedging Activities for more information);

•	Fair value estimates (see Notes to Financial Statements - Note 16 - Estimated Fair Values for more information); and

•	Premiums and discounts and other costs associated with originating or acquiring mortgage loans (see Notes to Financial Statements - Note 7 - Mortgage Loans Held for Portfolio for more information).

A full discussion of our critical accounting policies and estimates can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates in our 2012 Form 10-K. See below for additional information regarding certain of these policies.

Other-Than-Temporary Impairment Analysis. In addition to evaluating our private-label RMBS under a best estimate scenario, we performed a cash flow analysis for each of these securities under a more stressful housing price scenario. This more stressful scenario was based on a housing price forecast that was decreased five percentage points followed by a recovery path that is 33% lower than the best estimate.

The following table presents the results of the best estimate scenario and what the impact on OTTI would have been under the more adverse home price scenario ($ amounts in millions). The classification (prime or Alt-A) is based on the model used to estimate the cash flows for the security, which may not be the same as the classification at the time of origination. Because there is no universally accepted definition of prime, Alt-A or subprime underwriting standards, such classifications are subjective.

	Three Months Ended March 31, 2013
	As Reported			Using Adverse Housing Price Scenario
	Number of		Impairment	Number of		Impairment
	Securities		Related to	Securities		Related to
Classification	Impaired	UPB	Credit Loss (1)	Impaired	UPB	Credit Loss
Prime	—	$—	$—	2	$26	$—
Alt-A	—	—	—	1	32	(1)
Subprime	—	—	—	—	—	—
Total	—	$—	$—	3	$58	$(1)

(1)
There were no credit losses in the best estimate scenario. The credit loss of $1.9 million recorded in the Statement of Income for the three months ended March 31, 2013 represents the entire difference between our amortized cost basis and fair value on one security for which we changed our previous intention to hold until recovery.

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

Additional information regarding OTTI of our private-label RMBS and ABS is provided in Risk Management - Credit Risk Management - Investments herein.

Provision for Credit Losses.

Mortgage Loans Acquired under the MPP. Our allowance for loan losses incorporates our analysis of delinquent conventional MPP loans, using the weighted-average collateral recovery rate for the previous 12 months of approximately 53.6% of the original appraised value, further reduced by estimated liquidation costs.

We have also performed our loan loss analysis under an adverse scenario whereby we lowered the weighted-average collateral recovery rate to 45% for delinquent conventional loans and individually evaluated loans. While holding all other assumptions constant, such scenario would have increased our allowance by approximately $5.6 million at March 31, 2013. We consider a weighted-average collateral recovery rate of 45% to be the lowest rate that is reasonably possible to occur over the loss emergence period of 24 months. We continue to monitor the appropriateness of this adverse scenario based on the actual collateral recovery rate. We also evaluate the actual collateral recovery rate against other time periods including the most recent 3- and 6-month periods in order to consider potential trends in the market. Annually, we also consider other adverse scenarios that include loans in earlier stages of delinquency (90 days), higher counterparty losses on claims to our SMI providers, and higher costs to liquidate collateral.

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

Legislative and Regulatory Developments.

Finance Agency Regulatory Actions.
Interim Final Rule on Executive Compensation. On May 6, 2013, the Finance Agency issued an interim final rule with request for comments that sets forth requirements and processes with respect to compensation provided to executive officers by Fannie Mae, Freddie Mac, the FHLBanks and the Office of Finance. While we are currently reviewing the interim final rule, we do not believe it will materially affect our business operations or materially impact our ability to attract, promote and retain qualified executive officers. The interim final rule will take effect 30 days following its publication in the Federal Register, and comments on the interim final rule are due 60 days following such publication.
Proposed Rule on Golden Parachute and Indemnification Payments. On May 6, 2013, the Finance Agency issued a re-proposal of the Golden Parachute and Indemnification Payments proposed rule that was initially published on June 29, 2009. The proposed rule addresses prohibited and permissible golden parachute payments to certain parties related to Fannie Mae, Freddie Mac, the FHLBanks and the Office of Finance and solicits comments on the appropriate treatment of golden parachute arrangements entered into before the effective date of the rule. We are currently reviewing the re-proposal of the rule. Comments on the proposed rule are due 60 days following publication of the proposed rule in the Federal Register.
Developments Impacting Systemically Important Nonbank Financial Companies.
Final Rule and Guidance on the Supervision and Regulation of Certain Nonbank Financial Companies. The Financial Stability Oversight Council ("Oversight Council") issued a final rule and guidance effective May 11, 2012 on the standards and procedures the Oversight Council employs in determining whether to designate a nonbank financial company for supervision by the Federal Reserve and to be subject to certain, prudential standards. The guidance issued with this final rule provides that the Oversight Council expects in making its determinations to use a process consisting of:

•
A first stage that will identify those nonbank financial companies that have $50 billion or more of total consolidated assets (as of March 31, 2013, the Bank had $39.7 billion in total assets) and exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress, including whether a company has $20 billion or more in total debt outstanding. As of March 31, 2013, the Bank had $35.4 billion in total outstanding Consolidated Obligations, the Bank's principal form of outstanding debt;

•
A second stage involving a robust analysis of the potential threat that the subject nonbank financial company could pose to United States financial stability based on additional quantitative and qualitative factors that are both industry and company specific; and

•	A third stage analyzing the subject nonbank financial company using information collected directly from it.

The final rule provides that, in making its determinations, the Oversight Council will consider as one factor whether the nonbank financial company is subject to oversight by a primary financial regulatory agency (for us, the Finance Agency). A nonbank financial company that the Oversight Council proposes to designate for additional supervision (for example, periodic stress testing) and prudential standards (such as heightened liquidity or capital requirements) under this rule has the opportunity to contest the designation. If we are designated by the Oversight Council for supervision by the Federal Reserve and subject to additional Federal Reserve prudential standards, our operations and business could be adversely impacted by any resulting additional costs, liquidity or capital requirements, or restrictions on business activities.

On April 5, 2013, the Federal Reserve published a final rule that establishes the requirements for determining when a company is "predominately engaged in financial activities." The final rule provides that a company is "predominantly engaged in financial activities" and thus a "nonbank financial company" if:

•
as determined in accordance with applicable accounting standards, (i) the consolidated annual gross financial revenues of the company in either of its two most recently completed fiscal years represent 85% or more of the company's consolidated annual gross revenues in that fiscal year, or (ii) the company's consolidated total financial assets as of the end of either of its two most recently completed fiscal years represent 85% or more of the company's consolidated total assets as of the end that fiscal year; or

•
based on all the facts and circumstances, it is determined by the Oversight Council, with respect to the definition of a "nonbank financial company," or the Federal Reserve, with respect to the definition of a "significant nonbank financial company," that (i) the consolidated annual gross financial revenues of the company represent 85 % or more of the company's consolidated annual gross revenues, or (ii) the consolidated total financial assets of the company represent 85% or more of the company's consolidated total assets.

Under this recently published final rule, we may be deemed to be a "nonbank financial company."
The final rule also defines the terms "significant nonbank financial company" to mean (i) any nonbank financial company supervised by the Federal Reserve; and (ii) any other nonbank financial company that had $50 billion or more in total consolidated assets as of the end of its most recently completed fiscal year; and "significant bank holding company" to mean "any bank holding company or company that is, or is treated in the United States as, a bank holding company, that had $50 billion or more in total consolidated assets as of the end of the most recently completed calendar year."
If an FHLBank is designated for supervision by the Federal Reserve (and therefore a significant nonbank financial company), the designated FHLBank would be subject to increased supervision and oversight as described above. The final rule became effective on May 6, 2013.

Oversight Council Recommendations Regarding Money Market Mutual Fund ("MMF") Reform. The Oversight Council has requested comments on certain proposed recommendations for structural reforms of MMFs. The Oversight Council has indicated that such reforms are intended to address the structural vulnerabilities of MMFs. The demand for Consolidated Obligations throughout the FHLBank System may be impacted by the structural reforms ultimately adopted. Accordingly, such reforms could cause our funding costs to rise or otherwise adversely impact market access and, in turn, adversely impact our results of operations. The comment deadline was February 15, 2013.

Other Significant Regulatory Actions.

Consumer Financial Protection Bureau ("CFPB") Final Qualified Mortgage Rule. The CFPB issued a final rule with an effective date of January 14, 2014 establishing new standards for mortgage lenders to follow during the loan approval process to determine whether a borrower can afford to repay the mortgage. Lenders are not required to consider whether a borrower has the ability to repay (as defined in the final rule) certain kinds of loans, such as home equity lines of credit, timeshare plans, reverse mortgages and temporary loans of 12 months or less. The final rule provides for a rebuttable presumption or "safe harbor" (depending on the cost of the loan) from borrower claims that a lender did not adequately consider whether the borrower has the required ability to repay the mortgage loan, provided that the mortgage meets the requirements of a Qualified Mortgage loan (“QM”). QMs are home loans that are either eligible for Fannie Mae or Freddie Mac to purchase or otherwise satisfy certain underwriting standards. The standards require lenders to consider, among other factors, the borrower's current income, current employment status, credit history, monthly payment for mortgage, monthly payment for other loan obligations, and total debt-to-income ratio. Further, the underwriting standards for QMs prohibit loans with excessive points and fees, interest-only, negative-amortization or balloon features (subject to limited exceptions), and terms greater than 30 years. The QM safe harbor from liability could incentivize lenders, including our members, to limit their mortgage lending to safe harbor QMs or otherwise reduce their origination of mortgage loans that are not safe harbor QMs. This could reduce the overall level of members' mortgage lending and, in turn, reduce demand for FHLBank Advances. Additionally, the value and marketability of mortgage loans that are not safe harbor QMs, including those pledged as collateral to secure Advances, may be adversely affected. On May 6, 2013, the Finance Agency announced that it is directing Fannie Mae and Freddie Mac, beginning January 10, 2014, to limit their future mortgage acquisitions to loans that are QMs (including those that meet a special or temporary QM definition) or are exempt from the CFPB's ability-to-pay requirements. We are reviewing this announcement for its potential impacts on our business operations.

On the same date of issuance of the final ability-to-pay and QM standards, the CFPB also issued a proposal that would allow small creditors (generally those with assets under $2 billion) in rural or underserved areas to treat first lien balloon mortgage loans as QMs. Many of our smaller members offer balloon mortgages. If such mortgages are not treated as QMs under final CFPB regulations, mortgage lending by such members is likely to be reduced, which could reduce the availability of credit for their customers. Comments on the proposal were due February 25, 2013.

CFPB Final Remittance Rule. On April 30, 2013, the CFPB issued amendments to the previously-issued final rule and additional official interpretations regarding consumer protection for international funds transfers, including international wire transfers (the "Remittance Rule"). The CFPB had previously issued a final Remittance Rule, but had delayed its effective date. Under the Remittance Rule, entities that provide international wire transfers to consumers must disclose exchange rates, taxes, transfer fees, and the expected availability date of funds by the recipient. The Remittance Rule also provides remedies to consumers for disclosure violations and wire transfer errors. Although we do not believe that the Remittance Rule directly applies to us, we believe it will apply to many of our members who utilize our wire transfer services. Consequently, we may be required to change our wire transfer services or take other steps to come into compliance with the Remittance Rule. We are assessing the amended Remittance Rule to determine its potential effects on us, our members, and our wire transfer services business. The Remittance Rule, as amended, becomes effective on October 28, 2013.

Basel Committee on Banking Supervision--Liquidity Framework. On January 6, 2013 the Basel Committee on Banking Supervision (the "Basel Committee") announced amendments to the Third Basel Accord ("Basel III") liquidity standards, including the Liquidity Coverage Ratio ("LCR"). The amendment includes the following: (i) revisions to the definition of high quality liquid assets ("HQLA") and net cash outflows; (ii) a timetable for phase-in of the standard; (iii) a reaffirmation of the usability of the stock of liquid assets in periods of stress, including during the transition period; and (iv) an agreement for the Basel Committee to conduct further work on the interaction between the LCR and the provision of central bank facilities. Under the amendment, the LCR buffer would be set at 60% of outflows over a 30-day period when the rule becomes effective in 2015, and then increase steadily until reaching 100% four years later. The definition of HQLA has been amended to expand the eligible assets, including residential mortgage assets. Under the current proposal, Consolidated Obligations will be categorized as a Level II asset, subject to a 15% haircut on market value, and a cap of no more than 40% of the pool of Level II assets used to compute the LCR. In late February, it was reported that the United States banking regulators expect to customize the Basel III liquidity rules and expect to issue their final rules later in 2013.

Risk Management

We have exposure to a number of risks in pursuing our business objectives. These risks may be broadly classified as market, credit, liquidity, operations, and business. Market risk is discussed in detail in Item 3. Quantitative and Qualitative Disclosures about Market Risk. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management in our 2012 Form 10-K for more detailed information.

Credit Risk Management. We face credit risk on Advances and other credit products, investments, mortgage loans, derivative financial instruments, and AHP grants.

Advances. Our credit risk is magnified due to the concentration of Advances in a few borrowers. As of March 31, 2013, our top three borrowers held 37% of total Advances outstanding, at par. Because of this concentration in Advances, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we analyze the implications to our financial management and profitability if we were to lose the business of one or more of these borrowers.

We maintain a credit products borrowing threshold of 50% of a depository member's adjusted assets, defined as total assets less borrowings from all sources. Effective June 3, 2013, the borrowing threshold for insurance company members will be 15% of general account assets less borrowed money. Members whose total credit products exceed such thresholds are monitored more closely and are reported to senior management on a regular basis. These thresholds may be waived by our Bank as provided for in our credit policy. Credit underwriting will make a recommendation based upon a number of factors that may include the member's credit rating, collateral quality, and earnings stability.

Advances to our insurance company members have increased from 49% of total Advances, at par as of December 31, 2012, to 54% of total Advances, at par as of March 31, 2013. As of March 31, 2013, four of our five largest Advance borrowers were insurance companies. We expect that Advances outstanding to our insurance company members and the relative percentage of their Advances to the total will continue to increase. Although insurance companies represent significant growth opportunities, they have different risk characteristics than our depository members. Some of the ways we mitigate this risk include requiring insurance companies to deliver collateral to us or our custodian, with the majority of that collateral being marketable securities, and using an insurance industry-specific credit scorecard as part of our ongoing evaluation of our insurance company members' financial strength.

Investments. We are also exposed to credit risk through our investment portfolios. The Risk Management Policy approved by our board of directors restricts the acquisition of investments to high-quality, short-term money market instruments and highly-rated long-term securities.

Short-Term Investments. At March 31, 2013, our unsecured credit exposure, including accrued interest related to short-term money-market instruments, was $1.1 billion to four counterparties and issuers, all of which was for Federal Funds Sold that mature overnight. At December 31, 2012, our unsecured credit exposure, including accrued interest related to short-term money-market instruments, was $2.1 billion to five counterparties and issuers, all of which was for Federal Funds Sold that mature overnight.

As of March 31, 2013, our unsecured investment credit exposure to United States branches and agency offices of foreign commercial banks was limited to Federal Funds Sold. Unsecured transactions can be conducted only with counterparties that are domiciled in countries that maintain a long-term sovereign rating from S&P of AA or higher. None of our Federal Funds Sold were with our members at March 31, 2013.

The following table presents the unsecured investment credit exposures to private counterparties, categorized by the domicile of the counterparty's parent, based on the lowest of the NRSRO long-term credit ratings of the counterparty. The table does not reflect the foreign sovereign government's credit rating ($ amounts in millions):

March 31, 2013	AA	A	Total
Canada	$—	$291	$291
Sweden	600	—	600
Norway	—	230	230
Total unsecured credit exposure	$600	$521	$1,121

Long-Term Investments. Our long-term investments include RMBS guaranteed by the housing GSEs (Fannie Mae and Freddie Mac), other United States obligations - guaranteed RMBS (Ginnie Mae), and corporate debentures issued by the TVA and other GSEs.

A Finance Agency regulation provides that the total value of our investments in MBS and ABS, calculated using amortized historical cost, must not exceed 300% of our total regulatory capital, consisting of Retained Earnings, Class B Capital Stock, and MRCS, as of the day we purchase the securities, based on the capital amount most recently reported to the Finance Agency. If our outstanding investments in MBS and ABS exceed the limitation at any time, but were in compliance at the time we purchased the investments, we would not be considered out of compliance with the regulation, but we would not be permitted to purchase additional investments in MBS or ABS until these outstanding investments were within the capital limitation. These investments, as a percentage of total regulatory capital, were 295% at December 31, 2012 but 311% at March 31, 2013 due to the reduction in total regulatory capital resulting from the repurchase of $250 million of excess stock during the first quarter of 2013. Generally, our goal is to maintain these investments near the 300% limit.

The following table presents the carrying values of our investments by credit rating, grouped by investment category. Applicable rating levels are determined using the lowest relevant long-term rating from S&P, Moody's and Fitch. Rating modifiers are ignored when determining the applicable rating level for a given counterparty or investment ($ amounts in millions):

					Below
					Investment
March 31, 2013	AAA	AA	A	BBB	Grade	Total
Short-term investments:
Interest-Bearing Deposits	$—	$—	$—	$—	$—	$—
Securities Purchased Under Agreements to Resell	—	2,100	—	—	—	2,100
Federal Funds Sold	—	600	521	—	—	1,121
Total short-term investments	—	2,700	521	—	—	3,221
AFS securities:
GSE and TVA debentures	—	3,323	—	—	—	3,323
Private-label RMBS	—	—	—	—	656	656
Total AFS securities	—	3,323	—	—	656	3,979
HTM securities:
GSE debentures	—	269	—	—	—	269
Other U.S. obligations - guaranteed RMBS	—	3,080	—	—	—	3,080
GSE RMBS	—	3,690	—	—	—	3,690
Private-label RMBS	—	45	39	45	79	208
Private-label ABS	—	—	14	—	2	16
Total HTM securities	—	7,084	53	45	81	7,263
Total investments, carrying value	$—	$13,107	$574	$45	$737	$14,463

Percentage of total	—%	91%	4%	—%	5%	100%

December 31, 2012
Short-term investments:
Interest-Bearing Deposits	$—	$—	$—	$—	$—	$—
Securities Purchased Under Agreements to Resell	—	3,250	—	—	—	3,250
Federal Funds Sold	—	1,400	710	—	—	2,110
Total short-term investments	—	4,650	710	—	—	5,360
AFS securities:
GSE and TVA debentures	—	3,340	—	—	—	3,340
Private-label RMBS	—	—	—	—	640	640
Total AFS securities	—	3,340	—	—	640	3,980
HTM securities:
GSE debentures	—	269	—	—	—	269
Other U.S. obligations - guaranteed RMBS	—	3,124	—	—	—	3,124
GSE RMBS	—	3,859	—	—	—	3,859
Private-label RMBS	1	54	45	52	84	236
Private-label ABS	—	—	15	—	2	17
Total HTM securities	1	7,306	60	52	86	7,505
Total investments, carrying value	$1	$15,296	$770	$52	$726	$16,845

Percentage of total	—%	91%	5%	—%	4%	100%

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

Our private-label RMBS and ABS are backed by collateral located only in the United States and the District of Columbia. The top five states, by percentage of collateral located in those states as of March 31, 2013, were California (60%), New York (6%), Florida (5%), Virginia (3%), and New Jersey (2%).

The table below presents the UPB of our private-label RMBS and ABS by credit ratings, based on the lowest of Moody's, S&P, or comparable Fitch ratings, as well as amortized cost, estimated fair value, and OTTI losses by year of securitization as of March 31, 2013 ($ amounts in millions):

	Year of Securitization
	2004
	and
Total Private-label RMBS and ABS	prior	2005	2006	2007	Total
AAA	$—	$—	$—	$—	$—
AA	45	—	—	—	45
A	52	1	—	—	53
BBB	27	18	—	—	45
Below investment grade:
BB	19	—	—	—	19
B	49	10	—	—	59
CCC	2	195	—	—	197
CC	—	196	—	47	243
C	—	—	64	—	64
D	—	67	26	147	240
Total below investment grade	70	468	90	194	822
Total UPB	$194	$487	$90	$194	$965

Amortized cost	$194	$435	$82	$143	$854
Gross unrealized losses (1)	(4)	(2)	—	—	(6)
Estimated fair value	191	438	82	166	877

Credit losses (year-to-date) (2):
Total OTTI losses	$—	$—	$—	$—	$—
Portion reclassified to (from) OCI	—	(2)	—	—	(2)
OTTI credit losses	$—	$(2)	$—	$—	$(2)

Weighted average percentage of estimated fair value to UPB	98%	90%	92%	86%	91%

(1)	Unrealized losses represent the difference between estimated fair value and amortized cost where estimated fair value is less than amortized cost. These amounts exclude unrealized gains.

(2)	Amounts include OTTI losses for securities held at March 31, 2013 only.

The following table presents the UPB of our private-label RMBS and ABS by collateral type and loan type ($ amounts in millions):

	March 31, 2013			December 31, 2012
	Fixed	Variable		Fixed	Variable
By Collateral Type (1)	Rate	Rate (2)(3)	Total	Rate	Rate (2)(3)	Total
Prime loans	$191	$703	$894	$220	$719	$939
Alt-A loans	55	—	55	58	—	58
Subprime loans	14	2	16	15	2	17
Total private-label RMBS and ABS, at UPB	$260	$705	$965	$293	$721	$1,014

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

OTTI Evaluation Process. A significant modeling assumption used to determine whether a security is OTTI is the forecast of future housing price changes for the relevant states and Core Based Statistical Areas, which are based upon an assessment of the individual housing markets.

Our housing price forecast includes seven short-term projections with changes ranging from (4.0)% to 4.0% over the twelve month period beginning January 1, 2013. For the vast majority of housing markets, the short-term forecast has changes from (1.0)% to 1.0%.  Thereafter, home prices were projected to recover (or continue to recover) using one of five different recovery paths that vary by housing market.

The following table presents projected home price recovery by month at March 31, 2013:

Months	Recovery Range % (Annualized Rates)
1 - 6	0.0%	–	3.0%
7 - 12	1.0%	–	4.0%
13 - 18	2.0%	–	4.0%
19 - 30	2.0%	–	5.0%
31 - 42	2.0%	–	6.0%
43 - 54	2.0%	–	6.0%
Thereafter	2.3%	–	5.6%

The following tables present additional significant modeling assumptions used to determine whether a security was OTTI during the first quarter of 2013, as well as the related current credit enhancement as of March 31, 2013. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. A credit enhancement percentage of zero reflects securities that have no remaining credit support and are likely to have experienced an actual principal loss. The calculated averages represent the dollar-weighted averages of all of the private-label RMBS and ABS in each category shown. RMBS and ABS are classified as prime, Alt-A or subprime based on the model used to estimate the cash flows for the security, which may not be the same as the classification by the rating agency at the time of origination (UPB $ amounts in millions).

		Significant Modeling Assumptions for all Private-label RMBS			Current Credit Enhancement
		Prepayment Rates	Default Rates	Loss Severities
		Weighted	Weighted	Weighted	Weighted
Year of Securitization	UPB	Average %	Average %	Average %	Average %
Prime:
2007	$194	8%	31%	43%	2%
2006	83	10%	23%	40%	—%
2005	453	10%	16%	36%	4%
2004 and prior	158	19%	7%	32%	14%
Total Prime	888	11%	18%	37%	5%
Alt-A:
2006	7	11%	26%	50%	—%
2005	34	9%	28%	43%	0%
2004 and prior	20	16%	7%	32%	12%
Total Alt-A	61	12%	21%	40%	4%
Total private-label RMBS	$949	11%	18%	37%	5%

		Significant Modeling Assumptions for all ABS - Home Equity Loans			Current Credit Enhancement
		Prepayment Rates	Default Rates	Loss Severities
		Weighted	Weighted	Weighted	Weighted
Year of Securitization	UPB	Average %	Average %	Average %	Average %
Subprime 2004 and prior (1)	$2	9%	21%	45%	100%
Total ABS - home equity loans	$2	9%	21%	45%	100%

(1)	These securities are insured by monoline bond insurers.

Mortgage Loans Held for Portfolio.

MPP Credit Enhancements. Credit enhancements for conventional MPP loans include (in order of priority):

•	PMI (when applicable for the purchase of mortgages with an initial loan-to-value ratio of over 80% at the time of purchase);

•	LRA; and

•	SMI (as applicable) purchased by the seller from a third-party provider naming us as the beneficiary.

Primary Mortgage Insurance. The following table presents the PMI providers and related PMI coverage amount on seriously delinquent loans held in our portfolio as of March 31, 2013, and the mortgage insurance company credit ratings as of April 30, 2013 ($ amounts in millions):

			Seriously Delinquent Loans (2)
		Credit
	Credit	Rating		PMI
Mortgage Insurance Company	Rating (1)	Outlook (1)	UPB	Outstanding
MGIC	B	Stable	$5	$1
Republic Mortgage Insurance Company (3)	NR	N/A	5	1
Radian Guaranty, Inc.	B-	Stable	4	1
Genworth	B	Stable	4	1
United Guaranty Residential Insurance Corporation	BBB	Stable	2	1
All Others (4)	CCC-, NR	Negative, N/A	1	1
Total			$21	$6

(1)	Represents the lowest credit rating and outlook of S&P, Moody's and Fitch stated in terms of the S&P equivalent as of April 30, 2013. NR indicates the insurer is not rated.

(2)	Seriously delinquent loans include loans that are 90 days or more past due or in the process of foreclosure.

(3)
On August 3, 2011, we announced that we would no longer accept Republic Mortgage Insurance Company as a provider of PMI, effective with mandatory delivery contracts committed on or after August 1, 2011. On January 20, 2012, the North Carolina Department of Insurance took possession and control of Republic Mortgage Insurance Company, a subsidiary of Old Republic International Corporation, and, beginning January 19, 2012, Republic Mortgage Insurance Company was authorized to pay only 50% of its claim amounts, with the remaining amount to be paid at a future date when funds become available. On December 3, 2012, Republic Mortgage Insurance Company announced regulatory approval of a plan to pay 60% of its claims amounts for claims settled subsequent to January 19, 2012.

(4)
On October 20, 2011, the Arizona Department of Insurance took possession and control of PMI Mortgage Insurance Co. Beginning October 24, 2011, PMI Mortgage Insurance Co. pays only 50% of its claim amounts with the remaining amount deferred until the company is liquidated.

Lender Risk Account. The following table presents the changes in the LRA for original MPP and MPP Advantage ($ amounts in millions):

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
LRA Activity	Original	Advantage	Total	Original	Advantage	Total
Balance of LRA, beginning of period	$13	$21	$34	$17	$6	$23
Additions	—	4	4	1	2	3
Claims paid	(1)	—	(1)	(2)	—	(2)
Distributions	—	—	—	—	—	—
Balance of LRA, end of period	$12	$25	$37	$16	$8	$24

Credit Risk Exposure to Supplemental Mortgage Insurance Providers. As of March 31, 2013, we were the beneficiary of SMI coverage under our original MPP on mortgage pools with a total UPB of $3.0 billion. Two mortgage insurance companies provide all of the SMI coverage. The following table presents the SMI exposure and the lowest credit rating and outlook of S&P, Moody's and Fitch stated in terms of the S&P equivalent as of April 30, 2013 ($ amounts in millions):

Mortgage Insurance Company	Credit Rating	Credit Rating Outlook	March 31, 2013	December 31, 2012
MGIC	B	Stable	$44	$45
Genworth	B	Stable	17	19
Total			$61	$64

MPP and MPF Loan Concentration. The mortgage loans purchased through the MPP and the participation interests purchased through the MPF are currently dispersed across 50 states and the District of Columbia. No single zip code represented more than 1% of mortgage loans outstanding at March 31, 2013 or December 31, 2012. As of March 31, 2013, 30% and 25% of our conventional mortgage loans were concentrated in our district states of Indiana and Michigan, respectively. It is likely that the concentration of mortgage loans in Indiana and Michigan will increase in the future due to the loss of the three largest sellers in 2006 - 2007 that were our primary sources of nationwide mortgages. The median outstanding size of our mortgage loans was approximately $130 thousand at March 31, 2013 and December 31, 2012.

MPP and MPF Credit Performance.The serious delinquency rate for the MPP FHA mortgages was 0.56% at March 31, 2013, compared to 0.38% at December 31, 2012. We rely on insurance provided by the FHA, which generally provides coverage for 100% of the principal balance of the underlying mortgage loan and defaulted interest at the debenture rate. However, we would receive defaulted interest at the contractual rate from the servicer.

The serious delinquency rate for MPP conventional mortgages was 2.09% at March 31, 2013, compared to 2.15% at December 31, 2012. Both rates were below the national serious delinquency rate. There were two seriously delinquent MPF loans at March 31, 2013. See Notes to Financial Statements - Note 8 - Allowance for Credit Losses for more information.

Derivatives. The following table presents key information on derivative counterparties on a settlement date basis using credit ratings from S&P or Moody's ($ amounts in millions):

		Credit Exposure	Other
	Total	Net of Cash	Collateral	Net Credit
March 31, 2013	Notional	Collateral	Held	Exposure
AA	$4,255	$—	$—	$—
A	27,038	1	—	1
BBB	1,955	—	—	—
Unrated (1)	17	—	—	—
Subtotal	33,265	1	—	1
Member institutions (2)	145	—	—	—
Total	$33,410	$1	$—	$1

December 31, 2012
AA	$3,708	$—	$—	$—
A	27,766	1	—	1
BBB	2,396	—	—	—
Unrated	—	—	—	—
Subtotal	33,870	1	—	1
Member institutions (2)	157	—	—	—
Total	$34,027	$1	$—	$1

(1)	Represents derivative transactions cleared with a clearinghouse.

(2)	Includes MDCs from member institutions (MPP) and FHLBank of Topeka PFIs (MPF).

The Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, provides for new statutory and regulatory requirements for derivatives transactions, including those we use to hedge our interest rate and other risks. Beginning on June 10, 2013, certain of the interest rate swaps in which we engage fall within the scope of the first mandatory clearing determination. Therefore, we will be required to clear any such swaps. We have begun clearing derivative transactions and we are prepared to comply with the new requirements. In addition, all derivative transactions are subject to new mandatory reporting and record-keeping requirements. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Accounting and Regulatory Developments in our 2012 Form 10-K for more information.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Duration of Equity. The following table presents the effective duration of equity levels for our total position, which are subject to internal policy guidelines:

Date	-200 bps*	0 bps	+200 bps
March 31, 2013	(4.5) years	3.2 years	0.9 years
December 31, 2012	(4.2) years	0.3 years	0.4 years

*
Our internal policy guidelines provide for the calculation of the duration of equity in a low-rate environment to be based on the Finance Agency Advisory Bulletin 03-09, as modified September 3, 2008. Under these guidelines, our duration of equity was 3.2 years at March 31, 2013 and 0.3 years at December 31, 2012.

We were in compliance with the duration of equity limits established at both dates. The increase in the base case (0 bps) duration of equity level at March 31, 2013 compared to December 31, 2012 was due primarily to the sensitivity of this measure to the changes in the estimated fair values of certain Consolidated Obligations and their associated hedging instruments during the first quarter. Such impact is expected to be temporary.

Duration Gap. The duration gap was 1.5 months at March 31, 2013, compared to (0.7) months at December 31, 2012.

Market Risk-Based Capital Requirement. When calculating the risk-based capital requirement, the VaR comprising the first factor of the market risk component is defined as the potential dollar loss from adverse market movements, for a holding period of 120 business days, with a 99% confidence interval, based on these historical prices and market rates. The table below presents the VaR ($ amounts in millions):

Date	VaR
March 31, 2013	$146
December 31, 2012	106

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

Date	-200 bps	+200 bps
March 31, 2013	(0.5)%	(1.5)%
December 31, 2012	(3.1)%	1.3%

See Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Use of Derivative Hedges in our 2012 Form 10-K for more information about our use of derivative hedges.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports filed under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and (b) accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal accounting officer, to allow timely decisions regarding required disclosures. As of March 31, 2013, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Operating Officer-Business Operations (the Acting Co-Principal Executive Officer), Chief Operating Officer-Chief Financial Officer (the Acting Co-Principal Executive Officer and the Principal Financial Officer), and Chief Accounting Officer (the Principal Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Operating Officer-Business Operations, Chief Operating Officer-Chief Financial Officer, and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

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
On January 11, 2013, following our motion for voluntary dismissal, the Court dismissed all claims concerning four bonds which had paid in full. The dismissal as to these four bonds did not result in the dismissal of any Defendants from the action.

Item 1A.  RISK FACTORS

There have been no material changes in the risk factors described in Item 1A. Risk Factors of our 2012 Form 10-K.

Item 6.  EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Organization Certificate of the Federal Home Loan Bank of Indianapolis, incorporated by reference to our Registration Statement on Form 10 filed on February 14, 2006

3.2*	Bylaws of the Federal Home Loan Bank of Indianapolis, incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on May 21, 2010

4*	Capital Plan of the Federal Home Loan Bank of Indianapolis, effective September 5, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on August 5, 2011

10.1*+	Form of Key Employee Severance Agreement for Executive Officers, incorporated by reference to our Current Report on Form 8-K, filed on November 20, 2007

10.2*+	Directors' Compensation and Travel Expense Reimbursement Policy effective January 1, 2013, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed December 18, 2012

10.3*+	Federal Home Loan Bank of Indianapolis 2011 Long Term Incentive Plan, effective January 1, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on August 3, 2011

10.4*+	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 27, 2006

10.5*+	Form of Key Employee Severance Agreement for Principal Executive Officer, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on May 24, 2010

10.6*+	Form of Key Employee Severance Agreement for Executive Officers, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on February 4, 2011

10.7*+	Joint Capital Enhancement Agreement dated August 5, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on August 5, 2011

10.8*+
Federal Home Loan Bank of Indianapolis Incentive Plan, effective January 1, 2012, with technical amendments made on March 19, 2012 and additional amendments made on May 18, 2012, incorporated by reference to Exhibit 10.1 of our Annual Report on Form 10-K filed on March 15, 2013

31.1	Certification of the Acting Co-President - Chief Executive Officer, Executive Vice President - Chief Operating Officer - Business Operations pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of the Acting Co-President - Chief Executive Officer, Executive Vice President - Chief Operating Officer - Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Senior Vice President - Chief Accounting Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

Exhibit Number	Description

32
Certification of the Acting Co-President - Chief Executive Officers, and Senior Vice President - Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

May 10, 2013	By:	/s/ JONATHAN R. WEST
	Name:	Jonathan R. West
	Title:	Acting Co-President - Chief Executive Officer
Executive Vice President - Chief Operating Officer -Business Operations

May 10, 2013	By:	/s/ CINDY L. KONICH
	Name:	Cindy L. Konich
	Title:	Acting Co-President - Chief Executive Officer
Executive Vice President - Chief Operating Officer - Chief Financial Officer

May 10, 2013	By:	/s/ K. LOWELL SHORT, JR.
	Name:	K. Lowell Short, Jr.
	Title:	Senior Vice President - Chief Accounting Officer