Form 10-Q
period 2013-06-30
Federal Home Loan Bank of Indianapolis
filed 2013-08-09
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
☐  Yes            ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of July 31, 2013
Class B Stock, par value $100	19,327,174

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Federal Home Loan Bank of Indianapolis
Statements of Condition
(Unaudited, $ amounts and shares in thousands, except par value)

	June 30, 2013	December 31, 2012
Assets:
Cash and Due from Banks	$29,613	$105,472
Interest-Bearing Deposits	105	48
Securities Purchased Under Agreements to Resell	1,450,000	3,250,000
Federal Funds Sold	2,057,000	2,110,000
Available-for-Sale Securities (Notes 3 and 5)	3,715,970	3,980,580
Held-to-Maturity Securities (Estimated Fair Values of $7,373,980 and $7,738,596, respectively) (Notes 4 and 5)	7,244,240	7,504,643
Advances (Note 6)	19,100,599	18,129,458
Mortgage Loans Held for Portfolio, net of allowance for credit losses of $(5,500) and $(10,000), respectively (Notes 7 and 8)	6,166,574	6,001,405
Accrued Interest Receivable	82,946	87,455
Premises, Software, and Equipment, net	32,251	28,144
Derivative Assets, net (Note 9)	3,041	821
Other Assets	32,759	29,610
Total Assets	$39,915,098	$41,227,636

Liabilities:
Deposits (Note 10):
Interest-Bearing	$828,690	$706,488
Non-Interest-Bearing	553,250	1,080,663
Total Deposits	1,381,940	1,787,151
Consolidated Obligations (Note 11):
Discount Notes	8,909,857	8,924,085
Bonds	26,621,801	27,407,530
Total Consolidated Obligations	35,531,658	36,331,615
Accrued Interest Payable	84,419	87,777
Affordable Housing Program Payable (Note 12)	41,050	34,362
Derivative Liabilities, net (Note 9)	197,842	201,115
Mandatorily Redeemable Capital Stock (Note 13)	255,720	450,716
Other Liabilities	74,232	119,058
Total Liabilities	37,566,861	39,011,794

Commitments and Contingencies (Note 17)

Capital (Note 13):
Capital Stock Putable (at par value of $100 per share):
Class B-1 issued and outstanding shares: 16,684 and 16,327, respectively	1,668,421	1,632,720
Class B-2 issued and outstanding shares: 39 and 16, respectively	3,851	1,580
Total Capital Stock Putable	1,672,272	1,634,300
Retained Earnings:
Unrestricted	608,385	549,773
Restricted	63,653	41,827
Total Retained Earnings	672,038	591,600
Total Accumulated Other Comprehensive Income (Loss) (Note 14)	3,927	(10,058)
Total Capital	2,348,237	2,215,842

Total Liabilities and Capital	$39,915,098	$41,227,636

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
(Unaudited, $ amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest Income:
Advances	$30,380	$43,544	$63,232	$88,913
Prepayment Fees on Advances, net	6,872	2,359	7,854	2,833
Interest-Bearing Deposits	164	280	389	474
Securities Purchased Under Agreements to Resell	328	824	883	1,460
Federal Funds Sold	554	593	1,192	980
Available-for-Sale Securities	7,395	10,315	16,457	20,774
Held-to-Maturity Securities	35,068	40,709	71,010	84,701
Mortgage Loans Held for Portfolio, net	63,289	63,887	126,423	133,118
Other, net	(195)	(188)	547	753
Total Interest Income	143,855	162,323	287,987	334,006
Interest Expense:
Consolidated Obligation Discount Notes	2,125	1,811	4,369	2,603
Consolidated Obligation Bonds	78,572	97,742	158,078	201,849
Deposits	23	21	45	51
Mandatorily Redeemable Capital Stock	2,080	3,326	4,488	7,237
Total Interest Expense	82,800	102,900	166,980	211,740

Net Interest Income	61,055	59,423	121,007	122,266
Provision for (Reversal of) Credit Losses	591	1,864	(3,765)	2,283

Net Interest Income After Provision for Credit Losses	60,464	57,559	124,772	119,983
Other Income (Loss):
Total Other-Than-Temporary Impairment Losses	—	—	—	(6)
Non-Credit Portion Reclassified to (from) Other Comprehensive Income, net	—	(292)	(1,924)	(3,574)
Net Other-Than-Temporary Impairment Losses, credit portion	—	(292)	(1,924)	(3,580)
Net Realized Gains from Sale of Available-for-Sale Securities	17,135	—	17,135	—
Net Gains (Losses) on Derivatives and Hedging Activities	14,568	(5,563)	10,796	(4,387)
Service Fees	231	254	459	487
Standby Letters of Credit Fees	588	239	754	488
Other, net	388	228	692	505
Total Other Income (Loss)	32,910	(5,134)	27,912	(6,487)
Other Expenses:
Compensation and Benefits	9,730	9,282	19,052	18,049
Other Operating Expenses	4,474	4,199	8,482	8,129
Federal Housing Finance Agency	544	826	1,364	1,836
Office of Finance	657	605	1,464	1,280
Other	313	227	571	425
Total Other Expenses	15,718	15,139	30,933	29,719

Income Before Assessments	77,656	37,286	121,751	83,777

Affordable Housing Program Assessments	7,974	4,061	12,624	9,101

Net Income	$69,682	$33,225	$109,127	$74,676

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Comprehensive Income
(Unaudited, $ amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net Income	$69,682	$33,225	$109,127	$74,676

Other Comprehensive Income:
Net Change in Unrealized Gains (Losses) on Available-for-Sale Securities	(28,795)	(1,769)	(11,860)	(5,185)

Non-Credit Portion of Other-Than-Temporary Impairment Losses on Available-for-Sale Securities:
Reclassification of Non-Credit Portion to Other Income	—	292	1,924	3,578
Net Change in Fair Value Not in Excess of Cumulative Non-Credit Losses	19,341	5,183	35,179	31,785
Unrealized Gains (Losses)	(12,359)	630	5,141	4,754
Reclassification of Net Realized Gains From Sale to Other Income (Loss)	(17,135)	—	(17,135)	—
Net Non-Credit Portion of Other-Than-Temporary Impairment Losses on Available-for-Sale Securities	(10,153)	6,105	25,109	40,117

Non-Credit Portion of Other-Than-Temporary Impairment Losses on Held-to-Maturity Securities:
Reclassification of Non-Credit Portion from Other Income (Loss)	—	—	—	(4)
Accretion of Non-Credit Portion	17	19	37	46
Net Non-Credit Portion of Other-Than-Temporary Impairment Losses on Held-to-Maturity Securities	17	19	37	42

Pension Benefits	272	(1,451)	699	(1,143)

Total Other Comprehensive Income (Loss)	(38,659)	2,904	13,985	33,831

Total Comprehensive Income	$31,023	$36,129	$123,112	$108,507

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Six Months Ended June 30, 2013 and 2012
(Unaudited, $ amounts and shares in thousands)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2011	15,631	$1,563,056	$484,511	$13,162	$497,673	$(113,541)	$1,947,188

Proceeds from Sale of Capital Stock	483	48,381					48,381
Net Shares Reclassified to Mandatorily Redeemable Capital Stock	(35)	(3,513)					(3,513)

Total Comprehensive Income			59,740	14,936	74,676	33,831	108,507

Distributions on Mandatorily Redeemable Capital Stock			(27)	—	(27)		(27)
Cash Dividends on Capital Stock (3.00% annualized)			(23,405)	—	(23,405)		(23,405)

Balance, June 30, 2012	16,079	$1,607,924	$520,819	$28,098	$548,917	$(79,710)	$2,077,131

Balance, December 31, 2012	16,343	$1,634,300	$549,773	$41,827	$591,600	$(10,058)	$2,215,842

Proceeds from Sale of Capital Stock	1,334	133,413					133,413
Net Shares Reclassified to Mandatorily Redeemable Capital Stock	(954)	(95,441)					(95,441)

Total Comprehensive Income			87,301	21,826	109,127	13,985	123,112

Distributions on Mandatorily Redeemable Capital Stock			(137)	—	(137)		(137)
Cash Dividends on Capital Stock (3.50% annualized)			(28,552)	—	(28,552)		(28,552)

Balance, June 30, 2013	16,723	$1,672,272	$608,385	$63,653	$672,038	$3,927	$2,348,237

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
(Unaudited, $ amounts in thousands)

	Six Months Ended
	June 30,
	2013	2012
Operating Activities:
Net Income	$109,127	$74,676
Adjustments to reconcile Net Income to Net Cash provided by Operating Activities:
Amortization and Depreciation	65,209	34,318
Prepayment fees on Advances, net of related swap termination fees	(4,532)	(21,342)
Change in Net Derivative and Hedging Activities	24,204	44,797
Net Other-Than-Temporary Impairment Losses, credit portion	1,924	3,580
Provision for (Reversal of) Credit Losses	(3,765)	2,283
Net Realized Gains from Sale of Available-for-Sale Securities	(17,135)	—
Changes in:
Accrued Interest Receivable (adjusted for capitalized interest)	4,621	977
Other Assets	(1,617)	5,140
Accrued Interest Payable	(3,359)	(12,142)
Other Liabilities	(1,195)	(300)
Total Adjustments, net	64,355	57,311
Net Cash provided by Operating Activities	173,482	131,987

Investing Activities:
Changes in:
Interest-Bearing Deposits	263,729	(12,387)
Securities Purchased Under Agreements to Resell	1,800,000	(1,700,000)
Federal Funds Sold	53,000	1,185,000
Purchases of Premises, Software, and Equipment	(5,299)	(5,666)
Available-for-Sale Securities:
Proceeds from Maturities of Long-Term	39,169	35,428
Proceeds from Sales of Long-Term	129,471	—
Purchases of Long-Term	—	(777,000)
Held-to-Maturity Securities:
Proceeds from Maturities of Long-Term	575,670	2,233,961
Purchases of Long-Term	(356,606)	(842,141)
Advances:
Principal Collected	20,082,714	24,083,868
Disbursed to Members	(21,358,346)	(24,317,570)
Mortgage Loans Held for Portfolio:
Principal Collected	750,469	727,263
Purchases of Loans and Participation Interests	(918,464)	(557,825)
Net Cash provided by Investing Activities	1,055,507	52,931

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
(Unaudited, $ amounts in thousands)

	Six Months Ended
	June 30,
	2013	2012
Financing Activities:
Changes in Deposits	(404,411)	153,479
Net Payments on Derivative Contracts with Financing Elements	(38,416)	(42,481)
Net Proceeds from Issuance of Consolidated Obligations:
Discount Notes	41,293,403	56,295,065
Bonds	11,363,293	11,810,870
Payments for Matured and Retired Consolidated Obligations:
Discount Notes	(41,307,254)	(55,274,157)
Bonds	(12,025,750)	(13,460,500)
Other Federal Home Loan Banks:
Borrowings	50,000	—
Payments for Maturities	(50,000)	—
Proceeds from Sale of Capital Stock	133,413	48,381
Payments for Redemption of Mandatorily Redeemable Capital Stock	(290,574)	(6,527)
Cash Dividends Paid on Capital Stock	(28,552)	(23,405)
Net Cash used in Financing Activities	(1,304,848)	(499,275)

Net Increase (Decrease) in Cash and Due from Banks	(75,859)	(314,357)
Cash and Due from Banks at Beginning of Period	105,472	512,682
Cash and Due from Banks at End of Period	$29,613	$198,325

Supplemental Disclosures:
Interest Paid	$174,644	$219,689
Affordable Housing Program Payments	5,936	7,396
Capitalized Interest on Certain Held-to-Maturity Securities	5,171	9,416
Par Value of Net Shares Reclassified to Mandatorily Redeemable Capital Stock	95,441	3,513

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

Our significant accounting policies and certain other disclosures are set forth in Note 1 - Summary of Significant Accounting Policies in our 2012 Form 10-K. There have been no material changes to these policies through June 30, 2013.

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

Financial Instruments with Legal Right of Offset. We present certain financial instruments, including derivative instruments and securities purchased under agreements to resell, on a net basis when they have a legal right of offset and all other requirements for netting are met (collectively referred to as the netting requirements). For these financial instruments, we have elected to offset our derivative asset and liability positions, as well as cash collateral received or pledged, when we have met the netting requirements. We did not have any offsetting liabilities related to securities purchased under agreements to resell at June 30, 2013 and December 31, 2012.

The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested, and the time when this collateral is received or pledged. Likewise, there may be a delay for excess collateral to be returned. For derivative instruments that meet the netting requirements, any excess cash collateral received or pledged is recognized as a derivative liability or derivative asset. Additional information regarding these agreements is provided in Note 9 - Derivatives and Hedging Activities. Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 2 - Recently Adopted and Issued Accounting Guidance

Inclusion of the Fed Funds Effective Swap Rate (or OIS) as a Benchmark Interest Rate for Hedge Accounting Purposes. On July 17, 2013, the FASB amended existing guidance to include the Fed Funds Effective Swap Rate, also referred to as OIS, as a United States benchmark interest rate for hedge accounting purposes. Including OIS as an acceptable United States benchmark interest rate, in addition to United States Treasuries and LIBOR, will provide a more comprehensive spectrum of interest rate resets to use as the designated benchmark interest rate risk component under the hedge accounting guidance. The amendments also remove the restriction on using different benchmark interest rates for similar hedges. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate, and are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We are currently in the process of evaluating the potential effects of this guidance on our hedging strategies.

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

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Advisory Bulletin 2012-02. On April 9, 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention ("AB-2012-02"). The guidance establishes a standard and uniform methodology for adversely classifying certain assets other than investment securities, and prescribes the timing of asset charge-offs based on these classifications. Such classification methodology and accounting treatment differ from our current methodology and accounting policy. AB-2012-02 states that it was effective upon issuance. However, the Finance Agency issued additional guidance that extended the effective date for classification purposes to January 1, 2014; and the effective date for financial reporting purposes to January 1, 2015. We are in the process of implementing this guidance. While we are evaluating the effect of this guidance on our financial condition, results of operations and cash flows, we do not expect it to be material.

Note 3 - Available-for-Sale Securities

Major Security Types. The following table presents information on our AFS securities:

			Gross	Gross
	Amortized	Non-Credit	Unrealized	Unrealized	Estimated
June 30, 2013	Cost (1)	OTTI	Gains	Losses	Fair Value
GSE and TVA debentures	$3,203,543	$—	$6,360	$(5,885)	$3,204,018
Private-label RMBS	496,527	(158)	15,583	—	511,952
Total AFS securities	$3,700,070	$(158)	$21,943	$(5,885)	$3,715,970

December 31, 2012
GSE and TVA debentures	$3,328,103	$—	$13,007	$(672)	$3,340,438
Private-label RMBS	649,826	(20,126)	10,442	—	640,142
Total AFS securities	$3,977,929	$(20,126)	$23,449	$(672)	$3,980,580

(1)
Amortized cost of AFS securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of principal, and, if applicable, OTTI recognized in earnings (credit losses) and fair-value hedge accounting adjustments.

Premiums and Discounts. At June 30, 2013 and December 31, 2012, the amortized cost of our RMBS classified as AFS securities included OTTI credit losses, OTTI-related accretion adjustments, and unamortized purchase discounts resulting in net discounts of $69,642 and $110,664, respectively.

Unrealized Loss Positions. The following table presents impaired AFS securities (i.e., in an unrealized loss position), which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
June 30, 2013	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE and TVA debentures	$1,424,767	$(5,885)	$—	$—	$1,424,767	$(5,885)
Private-label RMBS	—	—	8,729	(158)	8,729	(158)
Total impaired AFS securities	$1,424,767	$(5,885)	$8,729	$(158)	$1,433,496	$(6,043)

December 31, 2012
GSE and TVA debentures	$398,265	$(672)	$—	$—	$398,265	$(672)
Private-label RMBS	—	—	471,359	(20,126)	471,359	(20,126)
Total impaired AFS securities	$398,265	$(672)	$471,359	$(20,126)	$869,624	$(20,798)

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

	June 30, 2013		December 31, 2012
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	2,038,825	2,044,592	2,038,791	2,048,429
Due after five years through ten years	1,130,890	1,125,740	1,197,884	1,200,979
Due after ten years	33,828	33,686	91,428	91,030
Total Non-MBS	3,203,543	3,204,018	3,328,103	3,340,438
Total MBS	496,527	511,952	649,826	640,142
Total AFS securities	$3,700,070	$3,715,970	$3,977,929	$3,980,580

Realized Gains and Losses. The following table presents the proceeds, previously recognized OTTI credit losses including accretion, and gross realized gains and losses related to the sale of six OTTI AFS securities, only one of which was in an unrealized loss position. In the first quarter of 2013, we recorded an OTTI credit charge for this security, representing the entire difference between our amortized cost basis and its estimated fair value, which resulted in no gross realized losses related to the sale. We compute gains and losses on sales of investment securities using the specific identification method.

	Three Months Ended June 30,		Six Months Ended June 30,
Sales of AFS Securities	2013	2012	2013	2012
Proceeds from sale	$129,471	$—	$129,471	$—

Previously recognized OTTI credit losses including accretion	$38,806	$—	$38,806	$—

Gross realized gains	$17,135	$—	$17,135	$—
Gross realized losses	—	—	—	—
Net Realized Gains from Sale of Available-for-Sale Securities	$17,135	$—	$17,135	$—

As of June 30, 2013, we had no intention of selling the remaining AFS securities in an unrealized loss position nor did we consider it more likely than not that we will be required to sell these securities before our anticipated recovery of each security's remaining amortized cost basis.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 4 - Held-to-Maturity Securities

Major Security Types. The following table presents information on our HTM securities:

				Gross	Gross
				Unrecognized	Unrecognized	Estimated
	Amortized	Non-Credit	Carrying	Holding	Holding	Fair
June 30, 2013	Cost (1)	OTTI	Value (2)	Gains (3)	Losses (3)	Value
GSE debentures	$268,997	$—	$268,997	$569	$—	$269,566
MBS and ABS:
Other U.S. obligations -guaranteed RMBS	3,076,693	—	3,076,693	62,304	(8,052)	3,130,945
GSE RMBS	3,696,761	—	3,696,761	82,940	(4,588)	3,775,113
Private-label RMBS	185,897	—	185,897	374	(1,667)	184,604
Manufactured housing loan ABS	13,883	—	13,883	—	(2,014)	11,869
Home equity loan ABS	2,284	(275)	2,009	46	(172)	1,883
Total MBS and ABS	6,975,518	(275)	6,975,243	145,664	(16,493)	7,104,414
Total HTM securities	$7,244,515	$(275)	$7,244,240	$146,233	$(16,493)	$7,373,980

December 31, 2012
GSE debentures	$268,996	$—	$268,996	$357	$—	$269,353
MBS and ABS:
Other U.S. obligations -guaranteed RMBS	3,123,784	—	3,123,784	84,169	(1,345)	3,206,608
GSE RMBS	3,859,172	—	3,859,172	155,044	(76)	4,014,140
Private-label RMBS	235,778	—	235,778	992	(2,577)	234,193
Manufactured housing loan ABS	14,779	—	14,779	—	(2,276)	12,503
Home equity loan ABS	2,446	(312)	2,134	5	(340)	1,799
Total MBS and ABS	7,235,959	(312)	7,235,647	240,210	(6,614)	7,469,243
Total HTM securities	$7,504,955	$(312)	$7,504,643	$240,567	$(6,614)	$7,738,596

(1)	Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, collection of principal, and, if applicable, OTTI recognized in earnings (credit losses).

(2)	Carrying value of HTM securities represents amortized cost after adjustment for non-credit OTTI recognized in AOCI.

(3)	Gross unrecognized holding gains (losses) represents the difference between estimated fair value and carrying value.

Premiums and Discounts. At June 30, 2013 and December 31, 2012, the amortized cost of our MBS and ABS HTM securities included unamortized purchase premiums and discounts, OTTI credit losses, and OTTI-related accretion adjustments resulting in net premiums of $47,458 and $51,784, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Unrealized Loss Positions. The following table presents impaired HTM securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position. None of our non-MBS were in an unrealized loss position at June 30, 2013 or December 31, 2012.

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
June 30, 2013	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses (1)
MBS and ABS:
Other U.S. obligations - guaranteed RMBS	$860,540	$(3,531)	$443,359	$(4,521)	$1,303,899	$(8,052)
GSE RMBS	535,075	(4,574)	9,149	(14)	544,224	(4,588)
Private-label RMBS	66,202	(184)	77,017	(1,483)	143,219	(1,667)
Manufactured housing loan ABS	—	—	11,869	(2,014)	11,869	(2,014)
Home equity loan ABS	—	—	1,882	(401)	1,882	(401)
Total MBS and ABS	1,461,817	(8,289)	543,276	(8,433)	2,005,093	(16,722)
Total impaired HTM securities	$1,461,817	$(8,289)	$543,276	$(8,433)	$2,005,093	$(16,722)

December 31, 2012
MBS and ABS:
Other U.S. obligations - guaranteed RMBS	$274,784	$(432)	$460,152	$(913)	$734,936	$(1,345)
GSE RMBS	124,225	(76)	—	—	124,225	(76)
Private-label RMBS	7,258	(36)	155,651	(2,541)	162,909	(2,577)
Manufactured housing loan ABS	—	—	12,503	(2,276)	12,503	(2,276)
Home equity loan ABS	—	—	1,799	(647)	1,799	(647)
Total MBS and ABS	406,267	(544)	630,105	(6,377)	1,036,372	(6,921)
Total impaired HTM securities	$406,267	$(544)	$630,105	$(6,377)	$1,036,372	$(6,921)

(1)
Total unrealized losses on home equity loan ABS will not agree to total gross unrecognized holding losses. Total unrealized losses include non-credit-related OTTI losses recorded in AOCI and gross unrecognized holding gains on previously OTTI securities.

Redemption Terms. The amortized cost, carrying value and estimated fair value of non-MBS HTM securities by contractual maturity are presented below. MBS and ABS are not presented by contractual maturity because their actual maturities will likely differ from contractual maturities as certain borrowers have the right to prepay obligations with or without prepayment fees.

	June 30, 2013			December 31, 2012
			Estimated			Estimated
	Amortized	Carrying	Fair	Amortized	Carrying	Fair
Year of Contractual Maturity	Cost (1)	Value (2)	Value	Cost (1)	Value (2)	Value
Non-MBS:
Due in one year or less	$—	$—	$—	$—	$—	$—
Due after one year through five years	268,997	268,997	269,566	268,996	268,996	269,353
Due after five years through ten years	—	—	—	—	—	—
Due after ten years	—	—	—	—	—	—
Total Non-MBS	268,997	268,997	269,566	268,996	268,996	269,353
Total MBS and ABS	6,975,518	6,975,243	7,104,414	7,235,959	7,235,647	7,469,243
Total HTM securities	$7,244,515	$7,244,240	$7,373,980	$7,504,955	$7,504,643	$7,738,596

(1)	Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, collection of principal, and, if applicable, OTTI recognized in earnings (credit losses).

(2)	Carrying value of HTM securities represents amortized cost after adjustment for non-credit OTTI recognized in AOCI.

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

If either of these conditions is met, we recognize an OTTI loss in earnings equal to the entire difference between the debt security's amortized cost and its estimated fair value as of the Statement of Condition date. For the six months ended June 30, 2013, we recorded an OTTI credit charge of $1,924, representing the entire difference between our amortized cost basis and its estimated fair value, on one security for which we changed our previous intention to hold until recovery of its amortized cost. We did not have any such change in intent during the three months ended June 30, 2013 or the three and six months ended June 30, 2012.

For those securities that meet neither of these conditions, we perform a cash flow analysis to determine whether we expect to recover the entire amortized cost of each security as described in Note 6 - Other-Than-Temporary Impairment Analysis of our 2012 Form 10-K. As a result of our analysis, we recognized additional OTTI credit losses of $0 and $292 for the three months ended June 30, 2013 and 2012, respectively, and $0 and $3,580 during the six months ended June 30, 2013 and 2012, respectively. We determined that the unrealized losses on the remaining private-label RMBS and ABS were temporary as we expect to recover the entire amortized cost.

The following table presents a rollforward of the amounts related to credit losses recognized in earnings. The rollforward excludes accretion of credit losses for securities that have not experienced a significant increase in cash flows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Credit Loss Rollforward	2013	2012	2013	2012
Balance at beginning of period	$102,793	$108,924	$109,169	$105,636
Additions:
Additional credit losses for which OTTI was previously recognized	—	292	1,924	3,580
Reductions:
Credit losses on securities sold, matured, paid down or prepaid	(30,506)	(2)	(30,506)	(2)
Unamortized life-to-date credit losses on security that we intend to sell before recovery of its amortized cost basis	—	—	(8,300)	—
Balance at end of period	$72,287	$109,214	$72,287	$109,214

The following table presents the June 30, 2013 classification and balances of OTTI securities impaired prior to June 30, 2013 (i.e., life to date) but not necessarily as of June 30, 2013. Securities are classified based on the originator's classification at the time of origination or based on the classification by the NRSROs upon issuance. Because there is no universally accepted definition of prime, Alt-A or subprime underwriting standards, such classifications are subjective.

	June 30, 2013
	HTM Securities				AFS Securities
				Estimated			Estimated
OTTI Life-to-Date	UPB	Amortized Cost	Carrying Value	Fair Value	UPB	Amortized Cost	Fair Value
Private-label RMBS - prime	$—	$—	$—	$—	$566,169	$496,527	$511,952
Private-label RMBS - Alt-A	—	—	—	—	—	—	—
Home equity loan ABS - subprime	925	889	614	660	—	—	—
Total OTTI securities	$925	$889	$614	$660	$566,169	$496,527	$511,952

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

OTTI Evaluation Process and Results - All Other AFS and HTM Securities.

Other U.S. and GSE Obligations and TVA Debentures. For other U.S. obligations, GSE obligations, and TVA debentures, we determined that the strength of the issuers' guarantees through direct obligations of or support from the United States government is sufficient to protect us from any losses based on current expectations. As a result, we have determined that, as of June 30, 2013, all of the gross unrealized losses are temporary.

Note 6 - Advances

We had Advances outstanding, as presented below by year of contractual maturity, with interest rates ranging from 0% to 8.34%.

	June 30, 2013		December 31, 2012
Year of Contractual Maturity	Amount	WAIR %	Amount	WAIR %
Overdrawn demand and overnight deposit accounts	$888	2.49	$15,004	2.50
Due in 1 year or less	4,526,802	0.72	3,761,551	1.57
Due after 1 year through 2 years	1,770,868	2.18	1,365,251	2.66
Due after 2 years through 3 years	3,213,829	2.58	2,287,033	3.11
Due after 3 years through 4 years	3,479,849	2.43	3,435,097	2.61
Due after 4 years through 5 years	2,102,751	2.17	2,448,083	2.22
Thereafter	3,562,865	2.12	4,070,200	2.49
Total Advances, par value	18,657,852	1.93	17,382,219	2.38
Unamortized discounts (including AHP)	(3,191)		(1,284)
Hedging adjustments	325,912		577,225
Unamortized swap termination fees associated with modified Advances	120,026		171,298
Total Advances	$19,100,599		$18,129,458

We offer our members certain Advances that provide them the right, at predetermined future dates, to prepay the Advance prior to maturity without incurring prepayment or termination fees. In exchange for receiving this right, a member typically pays a higher fixed rate for the Advance relative to a non-callable, fixed-rate Advance with an equivalent maturity or pays a higher spread on an adjustable rate Advance relative to a non-callable variable rate Advance with an equivalent maturity. If the call option is exercised, replacement funding may be available. Borrowers typically exercise their call options for fixed-rate Advances when interest rates decline or for adjustable-rate Advances when spreads change. At June 30, 2013 and December 31, 2012, we had such Advances outstanding of $3.5 billion and $3.7 billion, respectively. All other Advances may only be prepaid by paying a fee (prepayment fee) that is sufficient to make us financially indifferent to the prepayment of the Advance.

We offer putable and convertible Advances. Under the terms of a putable Advance, we retain the right to extinguish or put the fixed-rate Advance to the member on predetermined future dates, and offer, subject to certain conditions, replacement funding at prevailing market rates. At June 30, 2013 and December 31, 2012, we had putable Advances outstanding totaling $257,000 and $351,500, respectively. Under the terms of a convertible Advance, we may convert an Advance from one interest payment term structure to another. We had no convertible Advances outstanding at June 30, 2013 or December 31, 2012.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents Advances by the earlier of the year of contractual maturity or the next call date and next put date:

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Put Date
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Overdrawn demand and overnight deposit accounts	$888	$15,004	$888	$15,004
Due in 1 year or less	6,697,167	5,800,961	4,754,802	4,070,551
Due after 1 year through 2 years	1,788,618	1,348,251	1,763,868	1,327,251
Due after 2 years through 3 years	2,792,829	2,163,783	3,197,329	2,250,533
Due after 3 years through 4 years	3,696,099	3,539,097	3,405,349	3,405,097
Due after 4 years through 5 years	2,052,751	2,310,333	2,022,751	2,328,583
Thereafter	1,629,500	2,204,790	3,512,865	3,985,200
Total Advances, par value	$18,657,852	$17,382,219	$18,657,852	$17,382,219

Prepayment Fees. When a borrower prepays an Advance, future income will be lower if the principal portion of the prepaid Advance is reinvested in lower-yielding assets that continue to be funded by higher-costing debt. To protect against this risk, we generally charge a prepayment fee. Advance prepayment fees, excluding any associated hedging basis adjustments, at the time of the prepayment were $25,193 and $30,841 for the three and six months ended June 30, 2013 compared to $6,778 and $7,670 for the three and six months ended June 30, 2012, respectively.

In cases in which we fund a new Advance concurrent with or within a short period of time before or after the prepayment of an existing Advance and the Advance meets the accounting criteria to qualify as a modification of the prepaid Advance, any prepayment fee, net of hedging basis adjustments, is deferred, recorded in the basis of the modified Advance, and amortized using a level-yield methodology over the life of the modified Advance, or as an adjustment to the interest coupon accrual of the modified Advance. For the three and six months ended June 30, 2013, we deferred $4,704 and $11,935, respectively, of these gross Advance prepayment fees, compared to $6,092 and $26,891, respectively, for the three and six months ended June 30, 2012.

Credit Risk Exposure and Security Terms. At June 30, 2013 and December 31, 2012, we had a total of $8.5 billion and $8.4 billion, respectively, of Advances outstanding, at par, to single borrowers with balances that were greater than or equal to $1.0 billion. These Advances, representing 46% and 48%, respectively, of total Advances at par outstanding on those dates, were made to four and five borrowers, respectively. At June 30, 2013 and December 31, 2012, we held $15.5 billion and $17.9 billion, respectively, of UPB of collateral to cover the Advances to these borrowers.

See Note 8 - Allowance for Credit Losses for information related to credit risk on Advances and allowance methodology for credit losses.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 7 - Mortgage Loans Held for Portfolio

The following tables present information on Mortgage Loans Held for Portfolio:

	June 30, 2013
By Term	MPP	MPF	Total
Fixed-rate medium-term (1) mortgages	$1,030,612	$77,086	$1,107,698
Fixed-rate long-term (2) mortgages	4,566,836	394,722	4,961,558
Total Mortgage Loans Held for Portfolio, UPB	5,597,448	471,808	6,069,256
Unamortized premiums	99,901	10,167	110,068
Unamortized discounts	(12,746)	—	(12,746)
Hedging adjustments	5,722	(226)	5,496
Allowance for loan losses	(5,000)	(500)	(5,500)
Total Mortgage Loans Held for Portfolio, net	$5,685,325	$481,249	$6,166,574

	December 31, 2012
By Term	MPP	MPF	Total
Fixed-rate medium-term (1) mortgages	$960,944	$41,014	$1,001,958
Fixed-rate long-term (2) mortgages	4,735,020	189,166	4,924,186
Total Mortgage Loans Held for Portfolio, UPB	5,695,964	230,180	5,926,144
Unamortized premiums	81,459	6,323	87,782
Unamortized discounts	(12,266)	—	(12,266)
Hedging adjustments	8,859	886	9,745
Allowance for loan losses	(9,850)	(150)	(10,000)
Total Mortgage Loans Held for Portfolio, net	$5,764,166	$237,239	$6,001,405

(1)	Medium-term is defined as a term of 15 years or less at origination.

(2)	Long-term is defined as a term greater than 15 years at origination.

	June 30, 2013
By Type	MPP	MPF	Total
Conventional	$4,800,844	$377,031	$5,177,875
Government	796,604	94,777	891,381
Total Mortgage Loans Held for Portfolio, UPB	$5,597,448	$471,808	$6,069,256

	December 31, 2012
By Type	MPP	MPF	Total
Conventional	$4,810,269	$177,204	$4,987,473
Government	885,695	52,976	938,671
Total Mortgage Loans Held for Portfolio, UPB	$5,695,964	$230,180	$5,926,144

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

Credit Products. Using a risk-based approach, we consider the amount and quality of the collateral pledged and the borrower's financial condition to be indicators of credit quality on the borrower's credit products. At June 30, 2013 and December 31, 2012, we had rights to collateral on a member-by-member basis with an estimated value in excess of our outstanding extensions of credit.

At June 30, 2013 and December 31, 2012, we did not have any credit products that were past due, on non-accrual status, or considered impaired.

Based upon the collateral held as security, our credit extension and collateral policies, our credit analysis and the repayment history on credit products, we have not recorded any allowance for credit losses on credit products. At June 30, 2013 and December 31, 2012, no liability to reflect an allowance for credit losses for off-balance sheet credit exposures was recorded. For additional information about off-balance sheet credit exposure, see Note 17 - Commitments and Contingencies.

Mortgage Loans.

Credit Enhancements.

MPP Credit Enhancements. Our allowance for loan losses considers the credit enhancements associated with conventional mortgage loans under the MPP, which includes the original program and MPP Advantage. Any estimated losses that would be recovered from the credit enhancements are not reserved for as part of our allowance for loan losses. However, as part of the estimate of the recoverable credit enhancements, we evaluate the recovery and collectability related to our PMI/SMI policies. As a result of our evaluation, we reduced our estimates of recovery associated with the expected amount of our claims for all providers of these policies and established an allowance for unrecoverable PMI/SMI at June 30, 2013 and December 31, 2012 of $1,941 and $6,067, respectively, as a component of the allowance for MPP loan losses. This decrease in the allowance for unrecoverable PMI/SMI substantially comprised the reduction in our allowance for credit losses from December 31, 2012 to June 30, 2013.

The credit enhancements are applied to the estimated losses after any remaining borrower's equity in the following order: any applicable PMI up to coverage limits, any available funds remaining in the LRA up to each master commitment contract's allocated share, and any SMI coverage (not applicable to the MPP Advantage) up to the policy limits. Since we would bear any remaining loss, an estimate of the remaining loss is included in our allowance for loan losses.

The following table presents the impact of credit enhancements on the allowance:

MPP Credit Waterfall	June 30, 2013	December 31, 2012
Estimated losses remaining after borrower's equity, before credit enhancements	$44,258	$51,465
Portion of estimated losses recoverable from PMI	(5,543)	(6,494)
Portion of estimated losses recoverable from LRA	(6,846)	(7,750)
Portion of estimated losses recoverable from SMI	(28,810)	(33,438)
Allowance for unrecoverable PMI/SMI	1,941	6,067
Allowance for MPP loan losses	$5,000	$9,850

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents the activity in the LRA:

	Six Months Ended June 30,
LRA Activity	2013	2012
Balance of LRA, beginning of period	$33,693	$23,408
Additions	8,699	7,960
Claims paid	(1,760)	(4,510)
Distributions	(541)	(523)
Balance of LRA, end of period	$40,091	$26,335

MPF Credit Enhancements. Our gross and net CE Fees paid to PFIs under the MPF program were $71 and $0 for the three months ended June 30, 2013 and 2012, respectively, and $117 and $0 for the six months ended June 30, 2013 and 2012, respectively. We have had no performance-based CE Fees withheld or recovered from PFIs in 2013 or 2012.

If losses occur in a master commitment, these losses will either be: (i) recovered through the withholding of future performance-based CE Fees from the PFI or (ii) absorbed by us in the FLA. As of June 30, 2013 and December 31, 2012, our exposure under the FLA was $2,784 and $1,157, respectively, with CE Obligations available to cover losses in excess of the FLA totaling $21,320 and $8,607, respectively. Any estimated losses that would be absorbed by the CE Obligation are not reserved for as part of our allowance for loan losses. Accordingly, the calculated allowance was reduced by $151 and $67 as of June 30, 2013 and December 31, 2012, respectively, for the amount in excess of the FLA to be covered by PFIs’ CE Obligations. The resulting allowance for MPF loan losses at June 30, 2013 and December 31, 2012 was $500 and $150, respectively.

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

	MPP	MPF
Rollforward of Allowance	Conventional	Conventional	Total
Allowance for loan losses on mortgage loans, March 31, 2013	$5,000	$250	$5,250
Charge-offs	(341)	—	(341)
Provision for (Reversal of) loan losses	341	250	591
Allowance for loan losses on mortgage loans, June 30, 2013	$5,000	$500	$5,500

Allowance for loan losses on mortgage loans, December 31, 2012	$9,850	$150	$10,000
Charge-offs	(735)	—	(735)
Provision for (Reversal of) for loan losses	(4,115)	350	(3,765)
Allowance for loan losses on mortgage loans, June 30, 2013	$5,000	$500	$5,500

Allowance for loan losses on mortgage loans, March 31, 2012	$3,500	$—	$3,500
Charge-offs	(364)	—	(364)
Provision for (Reversal of) loan losses	1,864	—	1,864
Allowance for loan losses on mortgage loans, June 30, 2012	$5,000	$—	$5,000

Allowance for loan losses on mortgage loans, December 31, 2011	$3,300	$—	$3,300
Charge-offs	(583)	—	(583)
Provision for (Reversal of) for loan losses	2,283	—	2,283
Allowance for loan losses on mortgage loans, June 30, 2012	$5,000	$—	$5,000

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

	MPP	MPF
Allowance for Loan Losses, June 30, 2013	Conventional	Conventional	Total
Loans collectively evaluated for impairment	$3,924	$500	$4,424
Loans individually evaluated for impairment (1)	1,076	—	1,076
Total allowance for loan losses	$5,000	$500	$5,500

Allowance for Loan Losses, December 31, 2012
Loans collectively evaluated for impairment	$8,814	$150	$8,964
Loans individually evaluated for impairment (1)	1,036	—	1,036
Total allowance for loan losses	$9,850	$150	$10,000

Recorded Investment, June 30, 2013
Loans collectively evaluated for impairment	$4,873,011	$386,757	$5,259,768
Loans individually evaluated for impairment (1)	18,650	—	18,650
Total recorded investment	$4,891,661	$386,757	$5,278,418

Recorded Investment, December 31, 2012
Loans collectively evaluated for impairment	$4,871,579	$183,399	$5,054,978
Loans individually evaluated for impairment (1)	16,817	—	16,817
Total recorded investment	$4,888,396	$183,399	$5,071,795

(1)
The recorded investment in our MPP conventional loans individually evaluated for impairment excludes potential claims by servicers as of June 30, 2013 and December 31, 2012 for any losses resulting from past or future liquidations of the underlying properties on $15,340 and $15,665, respectively, of principal that was previously paid in full by the servicers. However, the MPP conventional loan allowance for loan losses includes $1,002 and $968 for these potential claims as of June 30, 2013 and December 31, 2012, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Credit Quality Indicators. The tables below present our key credit quality indicators for mortgage loans at June 30, 2013 and December 31, 2012:

	MPP		MPF
Mortgage Loans Held for Portfolio as of June 30, 2013	Conventional	FHA	Conventional	Government	Total
Past due 30-59 days	$49,889	$25,519	$2	$824	$76,234
Past due 60-89 days	18,877	7,712	—	313	26,902
Past due 90 days or more	93,297	3,063	1	178	96,539
Total past due	162,063	36,294	3	1,315	199,675
Total current	4,729,598	783,763	386,754	95,707	5,995,822
Total mortgage loans, recorded investment	4,891,661	820,057	386,757	97,022	6,195,497
Net unamortized premiums	(67,570)	(19,585)	(8,494)	(1,673)	(97,322)
Hedging adjustments	(4,861)	(860)	425	(200)	(5,496)
Accrued interest receivable	(18,386)	(3,008)	(1,657)	(372)	(23,423)
Total Mortgage Loans Held for Portfolio, UPB	$4,800,844	$796,604	$377,031	$94,777	$6,069,256

Other Delinquency Statistics as of June 30, 2013
In process of foreclosure, included above (1)	$57,439	$—	$—	$—	$57,439
Serious delinquency rate (2)	1.91%	0.37%	—%	0.18%	1.56%
Past due 90 days or more still accruing interest (3)	$92,630	$3,063	$—	$178	$95,871
On non-accrual status	2,094	—	1	—	2,095

	MPP		MPF
Mortgage Loans Held for Portfolio as of December 31, 2012	Conventional	FHA	Conventional	Government	Total
Past due 30-59 days	$63,797	$36,522	$293	$78	$100,690
Past due 60-89 days	25,050	8,761	—	36	33,847
Past due 90 days or more	104,984	3,440	1	—	108,425
Total past due	193,831	48,723	294	114	242,962
Total current	4,694,565	859,236	183,105	54,649	5,791,555
Total mortgage loans, recorded investment	4,888,396	907,959	183,399	54,763	6,034,517
Net unamortized premiums	(51,202)	(17,990)	(4,790)	(1,534)	(75,516)
Hedging adjustments	(7,958)	(901)	(819)	(67)	(9,745)
Accrued interest receivable	(18,967)	(3,373)	(586)	(186)	(23,112)
Total Mortgage Loans Held for Portfolio, UPB	$4,810,269	$885,695	$177,204	$52,976	$5,926,144

Other Delinquency Statistics as of December 31, 2012
In process of foreclosure, included above (1)	$75,317	$—	$—	$—	$75,317
Serious delinquency rate (2)	2.15%	0.38%	—%	—%	1.80%
Past due 90 days or more still accruing interest (3)	$104,805	$3,440	$1	$—	$108,246
On non-accrual status	1,816	—	—	—	1,816

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

(1)
Includes loans for which the decision of foreclosure or similar alternative, such as pursuit of deed-in-lieu of foreclosure, has been reported. Loans in process of foreclosure are included in past due categories depending on their delinquency status.

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

(3)	Although our past due scheduled/scheduled MPP loans are classified as loans past due 90 days or more based on the mortgagor's payment status, we do not consider these loans to be non-accrual.

Troubled Debt Restructurings. There were no MPF troubled debt restructurings at June 30, 2013 or December 31, 2012.

The table below presents the recorded investment of the performing and non-performing MPP troubled debt restructurings.

	June 30, 2013			December 31, 2012
Recorded Investment	Performing	Non-Performing (1)	Total	Performing	Non-Performing (1)	Total
MPP conventional loans	$16,556	$2,094	$18,650	$15,001	$1,816	$16,817

(1)	Represents loans on non-accrual status only.

The tables below present the financial effect of the troubled debt restructurings for the three and six months ended June 30, 2013 and 2012. The pre- and post-modification amounts represent the amount of recorded investment as of the date the loans were modified.

	Three Months Ended		Six Months Ended
	June 30, 2013		June 30, 2013
Troubled Debt Restructurings at Modification Date	Pre-Modification	Post-Modification (1)	Pre-Modification	Post-Modification (1)
MPP conventional loans	$2,522	$2,670	$3,293	$3,504

	Three Months Ended		Six Months Ended
	June 30, 2012		June 30, 2012
Troubled Debt Restructurings at Modification Date	Pre-Modification	Post-Modification (1)	Pre-Modification	Post-Modification (1)
MPP conventional loans	$8,273	$8,920	$9,768	$10,518

(1)	Includes the capitalization of interest previously paid under scheduled/scheduled payment terms.

During the three and six months ended June 30, 2013 and 2012, certain conventional MPP loans classified as troubled debt restructurings within the previous 12 months experienced a payment default. A borrower is considered to have defaulted on a troubled debt restructuring if the borrower's contractually due principal or interest is 60 days or more past due at any time during the period presented. The recorded investment of certain conventional MPP loans classified as troubled debt restructurings within the previous 12 months that experienced a payment default was $420 and $1,041 for the three and six months ended June 30, 2013, respectively, compared to $2,157 and $2,829 for the three and six months ended June 30, 2012, respectively. For purposes of this disclosure, only the initial default was included; however, a loan can experience another payment default in a subsequent period.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

A loan considered to be a troubled debt restructuring is individually evaluated for impairment when determining its related allowance for loan loss. The tables below present the impaired conventional loans individually evaluated for impairment as of June 30, 2013 and December 31, 2012. The first table presents the recorded investment, UPB and related allowance associated with these loans while the next tables present the average recorded investment of individually impaired loans and related interest income recognized.

	June 30, 2013			December 31, 2012
Individually Evaluated Impaired Loans	Recorded Investment	UPB	Related Allowance for Loan Losses	Recorded Investment	UPB	Related Allowance for Loan Losses
MPP conventional loans without allowance for loan losses	$16,556	$16,413	$—	$15,001	$14,892	$—
MPP conventional loans with allowance for loan losses	2,094	2,056	74	1,816	1,783	68
Total	$18,650	$18,469	$74	$16,817	$16,675	$68

	Three Months Ended		Six Months Ended
	June 30, 2013		June 30, 2013
Individually Evaluated Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
MPP conventional loans without allowance for loan losses	$15,412	$248	$15,249	$461
MPP conventional loans with allowance for loan losses	1,990	34	1,958	63
Total	$17,402	$282	$17,207	$524

	Three Months Ended		Six Months Ended
	June 30, 2012		June 30, 2012
Individually Evaluated Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
MPP conventional loans without allowance for loan losses	$6,778	$144	$5,211	$184
MPP conventional loans with allowance for loan losses	1,551	37	1,126	45
Total	$8,329	$181	$6,337	$229

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 9 - Derivatives and Hedging Activities

Financial Statement Effect and Additional Financial Information. The following table presents the notional amount and fair value of derivative instruments. Derivative transactions may be either over-the-counter with a counterparty (bilateral derivatives) or over-the-counter cleared through a Futures Commission Merchant (i.e., clearing member) with a Clearinghouse (cleared derivatives). For purposes of this disclosure, the derivative values include the related accrued interest.

	Notional Amount of Derivatives	Estimated Fair Value of Derivative Assets	Estimated Fair Value of Derivative Liabilities

June 30, 2013
Derivatives designated as hedging instruments:
Interest-rate swaps (1)	$30,582,955	$119,601	$728,754
Total derivatives designated as hedging instruments	30,582,955	119,601	728,754
Derivatives not designated as hedging instruments:
Interest-rate swaps	225,000	520	124
Interest-rate caps/floors	340,500	1,599	—
Interest-rate futures/forwards	141,900	1,424	206
MDCs	142,372	193	2,055
Total derivatives not designated as hedging instruments	849,772	3,736	2,385
Total derivatives before adjustments	$31,432,727	123,337	731,139
Netting adjustments		(121,720)	(121,720)
Cash collateral and related accrued interest		1,424	(411,577)
Total adjustments (2)		(120,296)	(533,297)
Total derivatives, net		$3,041	$197,842

December 31, 2012
Derivatives designated as hedging instruments:
Interest-rate swaps	$32,158,474	$71,297	$951,216
Total derivatives designated as hedging instruments	32,158,474	71,297	951,216
Derivatives not designated as hedging instruments:
Interest-rate swaps	1,214,179	757	233
Interest-rate caps/floors	340,500	1,005	—
Interest-rate futures/forwards	156,700	230	43
MDCs	157,475	289	29
Total derivatives not designated as hedging instruments	1,868,854	2,281	305
Total derivatives before adjustments	$34,027,328	73,578	951,521
Netting adjustments		(72,757)	(72,757)
Cash collateral and related accrued interest		—	(677,649)
Total adjustments (1)		(72,757)	(750,406)
Total derivatives, net		$821	$201,115

(1)	Includes all derivative transactions with a Clearinghouse.

(2)
Amounts represent the application of the netting requirements that allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

We record derivative instruments, related cash collateral received or pledged and associated accrued interest, on a net basis by clearing member and/or by counterparty when the netting requirements have been met as presented in the following table.

June 30, 2013	Estimated Fair Value of Derivative Assets	Estimated Fair Value of Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount	$121,720	$728,878
Gross amounts of netting adjustments and cash collateral	(120,296)	(533,297)
Net amounts after offsetting adjustments	1,424	195,581
Derivative instruments not meeting netting requirements (1)	1,617	2,261
Total derivatives	$3,041	$197,842

December 31, 2012	Estimated Fair Value of Derivative Assets	Estimated Fair Value of Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount	$73,059	$951,449
Gross amounts of netting adjustments and cash collateral	(72,757)	(750,406)
Net amounts after offsetting adjustments	302	201,043
Derivative instruments not meeting netting requirements (1)	519	72
Total derivatives	$821	$201,115

(1)	Includes MDCs and certain interest-rate futures or forwards.

The following table presents the components of Net Gains (Losses) on Derivatives and Hedging Activities reported in Other Income (Loss):

	Three Months Ended June 30,		Six Months Ended June 30,

Type of Hedge	2013	2012	2013	2012
Net gain (loss) related to fair-value hedge ineffectiveness:
Interest-rate swaps	$14,351	$(2,882)	$9,949	$(452)
Total net gain (loss) related to fair-value hedge ineffectiveness	14,351	(2,882)	9,949	(452)
Net gain (loss) on derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	1,042	19	4,940	203
Interest-rate caps/floors	561	(874)	594	(1,276)
Interest-rate futures/forwards	4,964	(4,113)	5,785	(4,548)
Net interest settlements	(1,031)	(1)	(4,257)	(6)
MDCs	(5,319)	2,288	(6,215)	1,692
Total net gain (loss) on derivatives not designated as hedging instruments	217	(2,681)	847	(3,935)
Net Gains (Losses) on Derivatives and Hedging Activities	$14,568	$(5,563)	$10,796	$(4,387)

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedging relationships and the effect of those derivatives on Net Interest Income:

	Gain (Loss)	Gain (Loss)	Net Fair-	Effect on
	on	on Hedged	Value Hedge	Net Interest
Three Months Ended June 30, 2013	Derivative	Item	Ineffectiveness	Income (1)
Advances	$148,323	$(145,492)	$2,831	$(53,240)
AFS securities	90,759	(87,132)	3,627	(21,507)
CO Bonds	(76,120)	84,013	7,893	22,494
Total	$162,962	$(148,611)	$14,351	$(52,253)

Three Months Ended June 30, 2012
Advances	$(66,062)	$62,367	$(3,695)	$(59,674)
AFS securities	(36,070)	36,123	53	(18,789)
CO Bonds	3,582	(2,822)	760	15,506
Total	$(98,550)	$95,668	$(2,882)	$(62,957)

Six Months Ended June 30, 2013
Advances	$206,209	$(201,981)	$4,228	$(109,818)
AFS securities	121,036	(119,355)	1,681	(42,933)
CO Bonds	(113,059)	117,099	4,040	45,334
Total	$214,186	$(204,237)	$9,949	$(107,417)

Six Months Ended June 30, 2012
Advances	$(31,647)	$30,618	$(1,029)	$(120,343)
AFS securities	(20,484)	21,432	948	(35,838)
CO Bonds	11,936	(12,307)	(371)	29,827
Total	$(40,195)	$39,743	$(452)	$(126,354)

(1)
The net interest on derivatives in fair-value hedging relationships is recorded in the Interest Income / Interest Expense line item of the respective hedged item, which results in fully offsetting amounts, except to the extent of any hedge ineffectiveness.

Managing Credit Risk on Derivatives. We are subject to credit risk due to the risk of nonperformance by counterparties to our derivative agreements. We manage counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in our policies and Finance Agency regulations.

For bilateral derivatives, the degree of credit risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. We require collateral agreements with collateral delivery thresholds on the majority of our bilateral derivatives. Additionally, collateral related to derivatives with member institutions includes collateral assigned to us, as evidenced by a written security agreement and held by the member institution for our benefit.

For cleared derivatives, the Clearinghouse is our counterparty and, therefore, our credit risk exposure is with a central counterparty rather than individual counterparties. Collateral is required to be posted daily for changes in the value of cleared derivatives to mitigate each counterparty's credit risk. The additional requirement that we post initial and variation margin through the clearing member, for the benefit of the Clearinghouse, exposes us to institutional credit risk in the event that the clearing member or Clearinghouse fails to meet its obligations.

See Note 16 - Estimated Fair Values for discussion regarding our fair value methodology for derivative assets and liabilities, including an evaluation of the potential for the estimated fair value of these instruments to be affected by counterparty credit risk.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

We have credit support agreements for our bilateral derivatives that contain provisions requiring us to post additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating is lowered by an NRSRO, we could be required to deliver additional collateral on bilateral derivative instruments in net liability positions. The aggregate estimated fair value of all bilateral derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest on cash collateral) at June 30, 2013 was $605,962 for which we have posted collateral, including accrued interest, with an estimated fair value of $410,381 in the normal course of business. In addition, we held other derivative instruments in a net liability position of $2,261 that are not subject to credit support agreements containing credit-risk related contingent features. If our credit rating had been lowered by an NRSRO (from an S&P equivalent of AA+ to AA), we could have been required to deliver up to an additional $52,852 of collateral (at estimated fair value) to our derivative counterparties at June 30, 2013.

Note 10 - Deposits

The following table presents Interest-Bearing and Non-Interest-Bearing Deposits:

Type of Deposits	June 30, 2013	December 31, 2012
Interest-Bearing:
Demand and overnight	$825,668	$704,216
Time	3,000	2,250
Other	22	22
Total Interest-Bearing	828,690	706,488
Non-Interest-Bearing:
Demand (1)	537,025	1,066,041
Other (2)	16,225	14,622
Total Non-Interest Bearing	553,250	1,080,663
Total Deposits	$1,381,940	$1,787,151

(1)	Represents principal and interest custodial accounts transferred to our Bank by a member for GSE remittance payments.

(2)	Includes pass-through deposit reserves from members.

Note 11 - Consolidated Obligations

As provided by the Bank Act and applicable regulations, Consolidated Obligations are backed only by the financial resources of all 12 FHLBanks. Although we are primarily liable for our portion of Consolidated Obligations (i.e., those issued on our behalf), we are also jointly and severally liable with the other 11 FHLBanks for the payment of the principal and interest on all Consolidated Obligations of each of the FHLBanks. No FHLBank has ever been asked or required to repay the principal or interest on any Consolidated Obligation on behalf of another FHLBank, and we do not believe that it is probable that we will be asked to do so. The par values of the 12 FHLBanks' outstanding Consolidated Obligations, including Consolidated Obligations held by other FHLBanks, totaled $704.5 billion and $687.9 billion at June 30, 2013 and December 31, 2012, respectively.

Discount Notes. Our participation in Discount Notes, all of which are due within one year of issuance, was as follows:

Discount Notes	June 30, 2013	December 31, 2012
Book value	$8,909,857	$8,924,085
Par value	$8,911,300	$8,925,828
Weighted average effective interest rate	0.11%	0.15%

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

CO Bonds. The following table presents our participation in CO Bonds outstanding:

	June 30, 2013		December 31, 2012
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$11,779,125	0.48	$14,083,675	0.54
Due after 1 year through 2 years	1,876,250	2.11	2,984,650	1.49
Due after 2 years through 3 years	1,872,600	1.33	1,323,800	1.59
Due after 3 years through 4 years	1,219,750	1.75	724,900	3.08
Due after 4 years through 5 years	2,047,250	1.94	1,337,700	2.29
Thereafter	7,875,050	2.86	6,881,450	3.11
Total CO Bonds, par value	26,670,025	1.53	27,336,175	1.50
Unamortized premiums	35,147		36,958
Unamortized discounts	(16,779)		(17,444)
Hedging adjustments	(66,592)		51,841
Total CO Bonds	$26,621,801		$27,407,530

The following tables present our participation in CO Bonds outstanding by redemption feature and contractual maturity or next call date:

Redemption Feature	June 30, 2013	December 31, 2012
Non-callable / non-putable	$17,613,025	$19,952,175
Callable	9,057,000	7,384,000
Total CO Bonds, par value	$26,670,025	$27,336,175

Year of Contractual Maturity or Next Call Date	June 30, 2013	December 31, 2012
Due in 1 year or less	$20,496,125	$21,097,675
Due after 1 year through 2 years	1,831,250	1,694,650
Due after 2 years through 3 years	1,069,600	1,091,800
Due after 3 years through 4 years	383,750	513,900
Due after 4 years through 5 years	576,250	607,700
Thereafter	2,313,050	2,330,450
Total CO Bonds, par value	$26,670,025	$27,336,175

Note 12 - Affordable Housing Program

The following table summarizes the activity in our AHP funding obligation:

	Three Months Ended June 30,		Six Months Ended June 30,
AHP Activity	2013	2012	2013	2012
Balance at beginning of period	$37,167	$35,598	$34,362	$32,845
Assessment (expense)	7,974	4,061	12,624	9,101
Subsidy usage, net (1)	(4,091)	(5,109)	(5,936)	(7,396)
Balance at end of period	$41,050	$34,550	$41,050	$34,550

(1)	Subsidies disbursed are reported net of returns of previously disbursed subsidies.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 13 - Capital

We are subject to capital requirements under our capital plan and the Finance Agency rules and regulations as disclosed in Note 15 - Capital in our 2012 Form 10-K. As presented in the following table, we were in compliance with the Finance Agency's capital requirements at June 30, 2013 and December 31, 2012. For regulatory purposes, AOCI is not considered capital; MRCS, however, is considered capital.

	June 30, 2013		December 31, 2012
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$754,866	$2,600,030	$636,022	$2,676,616

Regulatory permanent capital-to-asset ratio	4.00%	6.51%	4.00%	6.49%
Regulatory permanent capital	$1,596,604	$2,600,030	$1,649,105	$2,676,616

Leverage ratio	5.00%	9.77%	5.00%	9.74%
Leverage capital	$1,995,755	$3,900,045	$2,061,382	$4,014,924

Mandatorily Redeemable Capital Stock. At June 30, 2013 and December 31, 2012, we had $255,720 and $450,716, respectively, in capital stock subject to mandatory redemption, which is classified as a liability in the Statement of Condition.

The following table presents the activity in MRCS:

	Three Months Ended June 30,		Six Months Ended June 30,
MRCS Activity	2013	2012	2013	2012
Balance at beginning of period	$160,499	$457,425	$450,716	$453,885
Additions due to change in membership status	95,441	—	95,441	3,513
Redemptions/repurchases	(357)	(6,527)	(290,574)	(6,527)
Accrued dividends	137	—	137	27
Balance at end of period	$255,720	$450,898	$255,720	$450,898

There were 17 and 27 former members holding MRCS at June 30, 2013 and December 31, 2012, respectively, which include zero and eight institutions, respectively, that were members at the time of their acquisition by the FDIC in its capacity as receiver. During the three months ended June 30, 2013, we repurchased MRCS of $355 pursuant to our statutory and contractual lien on excess capital stock owned by a former member in order to enforce our contractual rights under our MPP and our Advances, Pledge and Security Agreement regarding mortgage loans sold to us. During the six months ended June 30, 2013, we repurchased $250,000 par value of excess stock held as of December 31, 2012 by shareholders that are former members (or their successors-in-interest). We redeemed an additional $40,574 of excess stock held by members or former members because the stock had reached the end of its five-year redemption period.

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

Contractual Year of Redemption	June 30, 2013	December 31, 2012
Year 1	$18,872	$268,512
Year 2	128,659	144,644
Year 3	502	20,511
Year 4	12,246	13,536
Year 5	95,441	3,513
Total MRCS	$255,720	$450,716

The following table presents distributions on MRCS:

	Three Months Ended June 30,		Six Months Ended June 30,
MRCS Distributions	2013	2012	2013	2012
Recorded as Interest Expense	$2,080	$3,326	$4,488	$7,237
Recorded as distributions from Retained Earnings	137	—	137	27
Total	$2,217	$3,326	$4,625	$7,264

Excess Capital Stock. Excess capital stock is defined as the amount of stock held by a member or former member in excess of that institution's minimum stock requirement. Finance Agency rules limit the ability of an FHLBank to create member excess stock under certain circumstances, including if excess stock exceeds 1% of Total Assets or if the issuance of excess stock would cause excess stock to exceed 1% of Total Assets. Our excess stock totaled $691,578 at June 30, 2013, which equaled approximately 1.7% of our Total Assets. Therefore, we are currently not permitted to issue new excess stock to members or distribute stock dividends.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 14 - Accumulated Other Comprehensive Income (Loss)

The following table presents a summary of the changes in the components of AOCI for the three and six months ended June 30, 2013 and 2012:

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities (Note 3)	Non-Credit OTTI on AFS Securities (Note 3)	Non-Credit OTTI on HTM Securities (Note 4)	Pension Benefits	Total AOCI
Balance, March 31, 2012	$11,664	$(85,262)	$(369)	$(8,647)	$(82,614)
Total Other Comprehensive Income (Loss)	(1,769)	6,105	19	(1,451)	2,904
Balance, June 30, 2012	$9,895	$(79,157)	$(350)	$(10,098)	$(79,710)

Balance, December 31, 2011	$15,080	$(119,274)	$(392)	$(8,955)	$(113,541)
Total Other Comprehensive Income (Loss)	(5,185)	40,117	42	(1,143)	33,831
Balance, June 30, 2012	$9,895	$(79,157)	$(350)	$(10,098)	$(79,710)

Balance, March 31, 2013	$29,270	$25,578	$(292)	$(11,970)	$42,586
Other Comprehensive Income (Loss) before reclassifications:
Net change in unrealized gains (losses)	(28,795)	(12,359)	—	—	(41,154)
Net change in fair value	—	19,341	—	—	19,341
Accretion of non-credit loss	—	—	17	—	17
Subtotal	(28,795)	6,982	17	—	(21,796)
Reclassifications from OCI to Net Income
Net (gains) losses on sold securities	—	(17,135)	—	—	(17,135)
Net Other-Than-Temporary Impairment Losses, credit portion	—	—	—	—	—
Subtotal	—	(17,135)	—	—	(17,135)
Compensation and Benefits	—	—	—	272	272
Total Other Comprehensive Income (Loss)	(28,795)	(10,153)	17	272	(38,659)
Balance, June 30, 2013	$475	$15,425	$(275)	$(11,698)	$3,927

Balance, December 31, 2012	$12,335	$(9,684)	$(312)	$(12,397)	$(10,058)
Other Comprehensive Income (Loss) before reclassifications:
Net change in unrealized gains (losses)	(11,860)	5,141	—	—	(6,719)
Net change in fair value	—	35,179	—	—	35,179
Accretion of non-credit loss	—	—	37	—	37
Subtotal	(11,860)	40,320	37	—	28,497
Reclassifications from OCI to Net Income
Net (gains) losses on sold securities	—	(17,135)	—	—	(17,135)
Net Other-Than-Temporary Impairment Losses, credit portion	—	1,924	—	—	1,924
Subtotal	—	(15,211)	—	—	(15,211)
Compensation and Benefits	—	—	—	699	699
Total Other Comprehensive Income (Loss)	(11,860)	25,109	37	699	13,985
Balance, June 30, 2013	$475	$15,425	$(275)	$(11,698)	$3,927

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

The following table presents our financial performance by operating segment:

	Three Months Ended			Six Months Ended
June 30, 2013	Traditional	Mortgage Loans	Total	Traditional	Mortgage Loans	Total
Net Interest Income	$39,765	$21,290	$61,055	$78,229	$42,778	$121,007
Provision for (Reversal of) Credit Losses	—	591	591	—	(3,765)	(3,765)
Other Income (Loss)	33,138	(228)	32,910	28,215	(303)	27,912
Other Expenses	14,205	1,513	15,718	28,023	2,910	30,933
Income Before Assessments	58,698	18,958	77,656	78,421	43,330	121,751
Affordable Housing Program Assessments	6,078	1,896	7,974	8,291	4,333	12,624
Net Income	$52,620	$17,062	$69,682	$70,130	$38,997	$109,127

June 30, 2012
Net Interest Income	$42,874	$16,549	$59,423	$83,647	$38,619	$122,266
Provision for (Reversal of) Credit Losses	—	1,864	1,864	—	2,283	2,283
Other Income (Loss)	(3,308)	(1,826)	(5,134)	(3,631)	(2,856)	(6,487)
Other Expenses	13,811	1,328	15,139	27,157	2,562	29,719
Income Before Assessments	25,755	11,531	37,286	52,859	30,918	83,777
Affordable Housing Program Assessments	2,908	1,153	4,061	6,009	3,092	9,101
Net Income	$22,847	$10,378	$33,225	$46,850	$27,826	$74,676

The following table presents asset balances by segment:

By Date	Traditional	Mortgage Loans	Total
June 30, 2013	$33,748,524	$6,166,574	$39,915,098
December 31, 2012	35,226,231	6,001,405	41,227,636

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 16 - Estimated Fair Values

We review the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the inputs may result in a reclassification of certain assets or liabilities. Such reclassifications are reported as transfers in/out at estimated fair value as of the beginning of the quarter in which the changes occur. As described below, we reclassified six AFS securities from Level 3 to Level 2 during the six months ended June 30, 2013. There were no such reclassifications during the three months ended June 30, 2013 and the three and six months ended June 30, 2012.

The following tables present the carrying value and estimated fair value of each of our financial assets and liabilities. The total of the estimated fair values does not represent an estimate of our overall market value as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities among other considerations.

	June 30, 2013
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustment (1)
Assets:
Cash and Due from Banks	$29,613	$29,613	$29,613	$—	$—	$—
Interest-Bearing Deposits	105	105	—	105	—	—
Securities Purchased Under Agreements to Resell	1,450,000	1,450,000	—	1,450,000	—	—
Federal Funds Sold	2,057,000	2,057,000	—	2,057,000	—	—
AFS securities	3,715,970	3,715,970	—	3,204,018	511,952	—
HTM securities	7,244,240	7,373,980	—	7,175,624	198,356	—
Advances	19,100,599	19,205,383	—	19,205,383	—	—
Mortgage Loans Held for Portfolio, net	6,166,574	6,290,103	—	6,237,867	52,236	—
Accrued Interest Receivable	82,946	82,946	—	82,946	—	—
Derivative Assets, net	3,041	3,041	—	123,338	—	(120,297)
Grantor Trust Assets (included in Other Assets)	18,987	18,987	18,987	—	—	—

Liabilities:
Deposits	1,381,940	1,381,940	—	1,381,940	—	—
Consolidated Obligations:
Discount Notes	8,909,857	8,911,300	—	8,911,300	—	—
CO Bonds	26,621,801	26,854,411	—	26,854,411	—	—
Accrued Interest Payable	84,419	84,419	—	84,419	—	—
Derivative Liabilities, net	197,842	197,842	—	731,139	—	(533,297)
MRCS	255,720	255,720	255,720	—	—	—

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

(1)
Amounts represent the application of the netting requirements that allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

Summary of Valuation Techniques and Significant Inputs. A description of the valuation techniques, significant inputs, and levels of fair value hierarchy is disclosed in Note 19 - Estimated Fair Values in our 2012 Form 10-K, and no changes have been made in the current year, except as disclosed below.

Derivative Assets/Liabilities. The estimated fair values of our derivatives are adjusted for counterparty nonperformance risk, particularly credit risk, as appropriate. Our nonperformance risk adjustment is computed using observable credit default swap spreads and estimated probability default rates applied to our exposure after taking into consideration collateral held or placed. The nonperformance risk adjustment is not material to our derivative valuations or financial statements.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Estimated Fair Value Measurements. The following tables present by level within the fair value hierarchy the estimated fair value of our financial assets and liabilities that are recorded at estimated fair value on a recurring basis on our Statement of Condition. We did not have any financial assets or liabilities recorded at estimated fair value on a non-recurring basis on our Statement of Condition as of June 30, 2013 or December 31, 2012.

					Netting
June 30, 2013	Total	Level 1	Level 2	Level 3	Adjustment (1)
AFS securities:
GSE and TVA debentures	$3,204,018	$—	$3,204,018	$—	$—
Private-label RMBS	511,952	—	—	511,952	—
Total AFS securities	3,715,970	—	3,204,018	511,952	—
Derivative Assets:
Interest-rate related	1,424	—	121,720	—	(120,296)
Interest-rate futures/forwards	1,424	—	1,424	—	—
MDCs	193	—	193	—	—
Total Derivative Assets, net	3,041	—	123,337	—	(120,296)
Grantor Trust Assets (included in Other Assets)	18,987	18,987	—	—	—
Total recurring assets at estimated fair value	$3,737,998	$18,987	$3,327,355	$511,952	$(120,296)

Derivative Liabilities:
Interest-rate related	$195,581	$—	$728,878	$—	$(533,297)
Interest-rate futures/forwards	206	—	206	—	—
MDCs	2,055	—	2,055	—	—
Total Derivative Liabilities, net	197,842	—	731,139	—	(533,297)
Total recurring liabilities at estimated fair value	$197,842	$—	$731,139	$—	$(533,297)

December 31, 2012
AFS securities:
GSE and TVA debentures	$3,340,438	$—	$3,340,438	$—	$—
Private-label RMBS	640,142	—	—	640,142	—
Total AFS securities	3,980,580	—	3,340,438	640,142	—
Derivative Assets:
Interest-rate related	302	—	73,059	—	(72,757)
Interest-rate futures/forwards	230	—	230	—	—
MDCs	289	—	289	—	—
Total Derivative Assets, net	821	—	73,578	—	(72,757)
Grantor Trust Assets (included in Other Assets)	18,440	18,440	—	—	—
Total recurring assets at estimated fair value	$3,999,841	$18,440	$3,414,016	$640,142	$(72,757)

Derivative Liabilities:
Interest-rate related	$201,043	$—	$951,449	$—	$(750,406)
Interest-rate futures/forwards	43	—	43	—	—
MDCs	29	—	29	—	—
Total Derivative Liabilities, net	201,115	—	951,521	—	(750,406)
Total recurring liabilities at estimated fair value	$201,115	$—	$951,521	$—	$(750,406)

(1)
Amounts represent the application of the netting requirements that allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Level 3 Rollforward	2013	2012	2013	2012
Balance, beginning of period	$525,923	$614,530	$640,142	$601,309
Total realized and unrealized gains (losses):
Accretion of credit losses in Net Interest Income	61	180	58	555
Net gains (losses) on changes in fair value in Other Income (Loss)	—	(292)	—	(3,578)
Net change in fair value not in excess of cumulative non-credit losses in OCI	2,206	5,183	12,709	31,785
Unrealized gains (losses) in OCI	4,654	630	14,369	4,754
Reclassification of non-credit portion in OCI to Other Income (Loss)	—	292	—	3,578
Purchases, issuances, sales and settlements:
Settlements	(20,892)	(17,548)	(31,147)	(35,428)
Transfers out	—	—	(124,179)	—
Balance, end of period	$511,952	$602,975	$511,952	$602,975

Net gains (losses) included in earnings attributable to changes in fair value relating to assets still held at end of period	$61	$(112)	$58	$(3,023)

We classified the six securities we sold on April 4, 2013 as Level 2 within the fair value hierarchy as of March 31, 2013 because the estimated fair values were derived from and corroborated by the sales prices in actual market transactions. The total fair value of these six securities that we transferred from Level 3 to Level 2 was $124,179 as of January 1, 2013, the beginning of the quarter in which the transfer occurred.

Note 17 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts:

	June 30, 2013
By Commitment	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding	$109,551	$288,221	$397,772
Unused lines of credit	758,575	—	758,575
Commitments to fund additional Advances (1)	7,950	—	7,950
Commitments to fund or purchase mortgage loans and participation interests	142,372	—	142,372
Unsettled CO Bonds, at par (2)	119,000	—	119,000

(1)	Commitments to fund additional Advances are generally for periods up to six months and include no outstanding commitments to issue standby letters of credit.

(2)	Unsettled CO Bonds of $30,000 were hedged with associated interest-rate swaps.

Pledged Collateral. We generally execute over-the-counter bilateral derivatives with large banks and major broker-dealers with whom we have bilateral collateral exchange agreements. For cleared derivatives, we have executed collateral exchange agreements with clearing members. At June 30, 2013 and December 31, 2012, we had pledged cash collateral, at par, of $413,764 and $677,550, respectively, to counterparties and clearing members. At June 30, 2013 and December 31, 2012, we had not pledged any securities as collateral.

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

Note 18 - Transactions with Related Parties

For financial reporting purposes, we define related parties as those members, and former members and their affiliates, with capital stock outstanding in excess of 10% of our total outstanding Capital Stock and MRCS. Transactions with such related parties are entered into in the normal course of business and are subject to the same eligibility and credit criteria, as well as the same terms and conditions, as other similar transactions. In addition, under our Capital Plan, our members (including directors' financial institutions) have an activity-based Capital Stock requirement pursuant to which they purchase additional Capital Stock in specified amounts (generally expressed as a percentage of the transaction amount) when they obtain Advances from us or in certain cases sell mortgage loans to us.

The following table presents the outstanding balances with respect to transactions with related parties and their balance as a percent of the total balance on our Statement of Condition.

	Capital Stock, including MRCS		Advances		Mortgage Loans Held for Portfolio (2)
June 30, 2013	Balance, par value	% of Total	Balance, par value	% of Total	UPB	% of Total
Flagstar Bank, FSB	$301,737	16%	$2,900,000	16%	$586,304	10%
Total (1)	$301,737	16%	$2,900,000	16%	$586,304	10%

December 31, 2012
Flagstar Bank, FSB	$301,737	14%	$3,180,000	18%	$656,931	11%
Bank of America, N.A. (former member)	224,921	11%	300,000	2%	1,210,009	20%
Total	$526,658	25%	$3,480,000	20%	$1,866,940	31%

(1)	Bank of America, N.A. did not meet the definition of a related party as of June 30, 2013 as a result of our repurchase of excess stock in February 2013.

(2)	Represents UPB of mortgage loans purchased from related party.

During the three and six months ended June 30, 2013 and 2012, we had net Advances to (repayments from) related parties as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Related Party	2013	2012	2013	2012
Flagstar Bank, FSB	$—	$(191,000)	$(280,000)	$(553,000)
Bank of America, N.A. (former member) (1)	—	(100,000)	—	(100,000)

(1)	Bank of America, N.A. did not meet the definition of a related party following our repurchase of excess stock in February 2013.

We did not acquire any mortgage loans from related parties during the three and six months ended June 30, 2013 and 2012.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Transactions with Directors' Financial Institutions. We provide, in the ordinary course of business, products and services to members whose officers or directors serve on our board of directors. In accordance with Finance Agency regulations, transactions with directors' financial institutions are executed on the same terms as those with any other member.

The following table presents the outstanding balances with respect to transactions with directors' financial institutions and their balance as a percent of the total balance on our Statement of Condition.

	Capital Stock, including MRCS		Advances		Mortgage Loans Held for Portfolio (1)
Date	Balance, par value	% of Total	Balance, par value	% of Total	UPB	% of Total
June 30, 2013	$42,842	2%	$225,137	1%	$73,359	1%
December 31, 2012	74,114	4%	462,758	3%	74,235	1%

(1)	Represents UPB of mortgage loans purchased from related party.

During the three and six months ended June 30, 2013 and 2012, net Advances to (repayments from) directors' financial institutions and mortgage loans acquired from directors' financial institutions, taking into account the dates of the directors' appointments and resignations, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Transactions with Directors' Financial Institutions	2013	2012	2013	2012
Net Advances to (repayments from)	$(93,991)	$1,175	$(122,018)	$(2,786)
Mortgage loans acquired	6,888	7,438	13,161	12,339

Transactions with Other FHLBanks. During the three and six months ended June 30, 2013, we purchased $124,121 and $255,896, respectively, of participation interests from the FHLBank of Topeka in mortgage loans originated by its members under the MPF program.

Beginning in July 2012, we pay an MPF Provider fee to the FHLBank of Chicago for our participation in the MPF program. This fee is recorded in Other Expenses. For the three and six months ended June 30, 2013, we paid $54 and $92, respectively, in MPF Provider fees to the FHLBank of Chicago. No MPF Provider fees were paid for the three and six months ended June 30, 2012.

Note 19 - Subsequent Events

On June 27, 2013, Milton Miller, our former President - CEO, informed our Board of Directors of his decision to retire effective July 1, 2013, as disclosed on Form 8-K filed with the SEC on June 27, 2013. Mr. Miller received a lump sum distribution from our Supplemental Executive Retirement Plans totaling $10,283 on July 12, 2013. As a result of this distribution, we accelerated $5,093 of amortization of previously unrecognized pension benefits from AOCI into Compensation and Benefits expense in the third quarter of 2013.

GLOSSARY OF TERMS

ABS: Asset-backed securities
Advances: Secured loans to members, former members or housing associates
AFS: Available-for-Sale
AHP: Affordable Housing Program
AOCI: Accumulated Other Comprehensive Income (Loss)
Bank Act: Federal Home Loan Bank Act of 1932, as amended
bps: basis points
CE Fee: Credit Enhancement Fee
CEO: Chief Executive Officer
CE Obligation: Credit Enhancement Obligation
Clearinghouse: a United States Commodity Futures Trading Commission-registered derivatives clearing organization (or foreign equivalent under United Kingdom law)
CO Bond: Consolidated Obligation Bond
Consolidated Obligation: CO Bond and/or Discount Note
Fannie Mae: Federal National Mortgage Association
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
MPF: Mortgage Partnership Finance®
MPP: Mortgage Purchase Program
MRCS: Mandatorily Redeemable Capital Stock
NRSRO: Nationally Recognized Statistical Rating Organization
OCI: Other Comprehensive Income (Loss)
OIS: Overnight Index Swap Rate
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

•
volatility of market prices, interest rates, and indices or other factors, resulting from the effects of, and changes in, various monetary or fiscal policies and regulations, including those determined by the Federal Reserve Board and the FDIC, or a decline in liquidity in the financial markets that could affect the value of investments (including OTTI of private-label RMBS) or collateral we hold as security for the obligations of our members and counterparties;

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

•	competition from other entities borrowing funds in the capital markets;

•	dealer commitment to supporting the issuance of our Consolidated Obligations;

•	negative adjustments in the FHLBanks' or the FHLBank System's credit ratings that could adversely impact the pricing and marketability of our Consolidated Obligations, products, or services;

•	risk of loss should one or more of the FHLBanks be unable to repay its participation in the Consolidated Obligations, or otherwise be unable to meet its financial obligations;

•	ability to attract and retain skilled personnel;

•	ability to develop, implement and support technology and information systems sufficient to effectively manage the risks of our business;

•	nonperformance of counterparties to bilateral and cleared derivative agreements;

•	changes in terms of derivative agreements and similar agreements;

•	risk of loss arising from natural disasters, acts of war or acts of terrorism; and

•	changes in or differing interpretations of accounting guidance.

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

Economic Conditions. According to a report issued by S&P on June 27, 2013, despite signs that the recession is easing for the Eurozone as a whole, a meaningful recovery still appears some way off. Europe's financial markets and economy remain under significant stress, which is likely to continue to negatively affect the global economy.

There have been signs of improvement in the outlook for the United States economy. The temporary suspension of the United States debt ceiling limit agreed to in February 2013 by Congress expired on May 18, 2013. The United States Treasury began employing measures to allow the government to fulfill its obligations until after Labor Day. These measures, along with some sequestration of spending and higher tax revenues, have reduced the government's projected 2013 deficit.

On June 10, 2013, S&P affirmed the AA+ long-term senior debt rating of the FHLBank System and revised its outlook on our Consolidated Obligations from negative to stable. S&P also affirmed the A-1+ short-term debt ratings of the FHLBank System. The outlook on the FHLBank System was revised to stable, reflecting the stable outlook of the United States government. In the application of S&P's Government Related Entities criteria, the ratings of the FHLBank System are constrained by the long-term sovereign rating of the United States government. On July 18, 2013, Moody's affirmed the Aaa long-term senior debt rating of the FHLBank System and revised its outlook on our Consolidated Obligations from negative to stable. Moody's also affirmed the Prime-1 short-term debt ratings of the FHLBank System. The outlook on the FHLBank System was revised to stable as a result of the update of the outlook on the United States government to stable.

The Bureau of Labor Statistics reported that Michigan's preliminary unemployment rate equaled 8.7% for June 2013, while Indiana's preliminary rate was 8.4%, compared to the national rate of 7.6%. According to information provided by LPS Applied Analytics for May, Indiana had a non-current mortgage rate (loans past due 30 days or more) of 10.3%, and Michigan had a non-current mortgage rate of 7.6%, compared to the national rate of 9.1%.

In its May 2013 forecast, the Center for Econometric Research at Indiana University predicts a pullback in both employment and personal income growth for the Indiana economy over 2013 before improving in 2014. The May 2013 forecast published by the Research Seminar in Quantitative Economics at the University of Michigan predicts a moderately paced but sustained recovery in Michigan from now through 2014. University of Michigan economists expect continued job growth in Michigan over the next two years, with some pickup in 2013 compared to 2012. However, on July 18, 2013, the city of Detroit, one of the largest cities in our district, declared bankruptcy. See Item 1A. Risk Factors for more information.

The Capital Markets. Although the capital markets were fairly stable during the first quarter of 2013, volatility and interest rates increased significantly during the latter half of the second quarter of 2013 due to the continuing Eurozone recessions and uncertainty caused by conditions in the United States economy. During the second quarter of 2013, the FOMC reported that economic activity has been expanding at a moderate pace. Market participants focused on the possibility of a near-term reduction in Federal Reserve support in the form of United States Treasury security and MBS purchases as economic indicators pointed to an improving economy.

To support a stronger economic recovery and to help ensure that inflation, over time, is at the rate most consistent with its dual mandate, the FOMC agreed in June to continue purchasing additional agency MBS at a pace of $40 billion per month and longer-term United States Treasury securities at a pace of $45 billion per month.

Taxable money market funds purchase a significant portion of the Discount Notes and short maturity CO Bonds issued by the FHLBanks. Potential changes to money market funds, one of the FHLBank System's most important investor bases, could affect our debt. On June 19, 2013, the SEC proposed reforms to Rule 2A-7, which governs money funds. The proposal, which is open for public comment, contains two key provisions that impact prime institutional money funds: (i) floating net asset value, and (ii) the possibility of imposing fees and redemption gates, which would require a waiting period prior to the holder of funds being able to withdraw funds in total. These provisions could be adopted alone or in combination. As government money market funds are exempt from implementing these changes, these potential changes are not expected to have negative consequences for FHLBank debt demand. However, the potential exists for refinement of the proposed changes once the comment period ends.

Summary of Selected Financial Data

The following table presents a summary of certain financial information as of and for the three-month periods indicated ($ amounts in millions):

	As of and for the Three Months Ended
	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Statement of Condition:
Advances	$19,101	$18,950	$18,130	$18,652	$18,814
Investments (1)	14,467	14,463	16,845	16,498	15,239
Mortgage Loans Held for Portfolio, net	6,167	6,093	6,001	5,844	5,780
Total Assets	39,915	39,693	41,228	41,231	40,165
Discount Notes	8,910	7,938	8,924	9,561	7,557
CO Bonds	26,622	27,416	27,408	27,768	28,720
Total Consolidated Obligations	35,532	35,354	36,332	37,329	36,277
MRCS	256	160	451	451	451
Capital Stock, Class B Putable	1,672	1,678	1,634	1,617	1,608
Retained Earnings	672	617	592	570	549
AOCI	4	43	(10)	(41)	(80)
Total Capital	2,348	2,338	2,216	2,146	2,077

Statement of Income:
Net Interest Income	$61	$60	$61	$59	$60
Provision for (Reversal of) Credit Losses	—	(4)	—	6	2
Net OTTI credit losses	—	(2)	(1)	—	—
Other Income (Loss), excluding net OTTI credit losses	33	(3)	(4)	(2)	(5)
Other Expenses	16	15	16	14	15
Affordable Housing Program Assessments	8	5	5	4	4
Net Income	$70	$39	$35	$33	$34

Selected Financial Ratios:
Return on average equity (2) (8)	10.02%	7.07%	6.48%	6.25%	6.53%
Return on average assets (8)	0.58%	0.40%	0.34%	0.32%	0.33%
Dividend payout ratio (3)	20.42%	36.31%	39.91%	35.59%	35.05%
Net interest margin (4)	0.61%	0.61%	0.60%	0.57%	0.59%
Total capital ratio (5)	5.88%	5.89%	5.37%	5.20%	5.17%
Total regulatory capital ratio (6)	6.51%	6.19%	6.49%	6.40%	6.49%
Average equity to average assets	5.75%	5.64%	5.27%	5.07%	5.02%
Weighted average dividend rate (7)	3.50%	3.50%	3.50%	3.00%	3.00%

(1)	Investments consist of Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, Federal Funds Sold, AFS securities, and HTM securities.

(2)	Return on average equity is annualized Net Income expressed as a percentage of average total capital.

(3)	The dividend payout ratio is calculated by dividing dividends paid in cash during the period by Net Income for the period.

(4)	Net interest margin is annualized Net Interest Income expressed as a percentage of average interest-earning assets.

(5)	Total capital ratio is Capital Stock plus Retained Earnings and AOCI expressed as a percentage of Total Assets.

(6)	Total regulatory capital ratio is Capital Stock plus Retained Earnings and MRCS expressed as a percentage of Total Assets.

(7)	The weighted average dividend rate is calculated by dividing annualized dividends paid in cash during the period by the average of Class B Capital Stock eligible for dividends (i.e., excludes MRCS).

(8)
For the three months ended June 30, 2013, the annualization was adjusted for the impact of realized gain on sale of AFS securities, net of AHP, of $15.4 million. Without the adjustment, return on average equity was 12.02% and return on average assets was 0.69%.

Results of Operations and Changes in Financial Condition

Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012. The following table presents the comparative highlights of our results of operations ($ amounts in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
			$	%			$	%
Comparative Highlights	2013	2012	Change	Change	2013	2012	Change	Change
Net Interest Income	$61	$60	$1	3%	$121	$122	$(1)	(1%)
Provision for (Reversal of) Credit Losses	—	2	(2)	(68%)	(4)	2	(6)	(265%)
Net Interest Income After Provision for Credit Losses	61	58	3	5%	125	120	5	4%
Other Income (Loss)	33	(5)	38	741%	28	(6)	34	530%
Other Expenses	16	15	1	4%	31	30	1	4%
Income Before Assessments	78	38	40	108%	122	84	38	45%
Affordable Housing Program Assessments	8	4	4	96%	13	9	4	39%
Net Income	70	34	36	110%	109	75	34	46%
Total Other Comprehensive Income (Loss)	(39)	3	(42)	(1,431%)	14	34	(20)	(59%)
Total Comprehensive Income	$31	$37	$(6)	(14%)	$123	$109	$14	13%

The increase in Net Income for the second quarter of 2013 compared to the same period in 2012 was primarily due to unrealized gains on hedging activities and a net realized gain on the sale of private-label MBS.

The increase in Net Income for the six months ended June 30, 2013 compared to the same period in 2012 was primarily due to a net realized gain on the sale of private-label MBS and unrealized gains on hedging activities.

The decrease in Total Other Comprehensive Income (Loss) for the second quarter of 2013, compared to the same period in 2012, was primarily due to decreases in the fair value of AFS securities and a reclassification of net realized gains from sale of securities to Other Income.

The decrease in Total Other Comprehensive Income (Loss) for the six months ended June 30, 2013 compared to the same period in 2012 was primarily due to the reclassification of the net realized gains from the sale of securities to Other Income.

Changes in Financial Condition for the Six Months Ended June 30, 2013. The following table presents the changes in our financial condition ($ amounts in millions):

Condensed Statements of Condition	June 30, 2013	December 31, 2012	$ Change	% Change
Advances	$19,101	$18,130	$971	5%
Mortgage Loans Held for Portfolio, net	6,167	6,001	166	3%
Investments (1)	14,467	16,845	(2,378)	(14%)
Other Assets (2)	180	252	(72)	(28%)
Total Assets	$39,915	$41,228	$(1,313)	(3%)

Consolidated Obligations	$35,532	$36,332	$(800)	(2%)
MRCS	256	451	(195)	(43%)
Other Liabilities	1,779	2,229	(450)	(20%)
Total Liabilities	37,567	39,012	(1,445)	(4%)
Capital Stock, Class B Putable	1,672	1,634	38	2%
Retained Earnings	672	592	80	14%
AOCI	4	(10)	14	139%
Total Capital	2,348	2,216	132	6%
Total Liabilities and Capital	$39,915	$41,228	$(1,313)	(3%)

Total Regulatory Capital (3)	$2,600	$2,677	$(77)	(3%)

(1)	Includes HTM Securities, AFS Securities, Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, and Federal Funds Sold.

(2)	Other Assets includes Cash and Due From Banks of $29.6 million and $105.5 million at June 30, 2013 and December 31, 2012, respectively.

(3)	Total Regulatory Capital is Total Capital plus MRCS less AOCI.

The decrease in Total Assets at June 30, 2013 compared to December 31, 2012 was primarily due to a decrease in Investments, partially offset by increases in Advances and Mortgage Loans Held for Portfolio. The net decrease in Investments was mainly due to a managed reduction in short-term investments, which were maintained at a higher level at December 31, 2012 due to the economic and political uncertainty at that time. The increase in Advances outstanding was attributable to higher Advances to our insurance company members, partially offset by lower Advances to our depository members. The increase in Mortgage Loans Held for Portfolio was attributable to purchases of mortgage loans under our MPP Advantage program and participation interests purchased from the FHLBank of Topeka under our MPF program. The net decrease in Consolidated Obligations was attributable to our lower funding needs.

The increase in Total Capital consisted of net increases in Capital Stock and Retained Earnings and a favorable change in AOCI, primarily due to an increase in the fair value of OTTI AFS securities.

Analysis of Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012.

Net Interest Income After Provision for Credit Losses. Net Interest Income, which is primarily the interest earned on Advances, Mortgage Loans Held for Portfolio, short-term investments, and investment securities less the interest paid on Consolidated Obligations and Interest-Bearing Deposits, is our primary source of earnings.

Factors that increased Net Interest Income After Provision for Credit Losses for the quarter ended June 30, 2013, compared to the same period in 2012, included:

•	an increase in net Prepayment Fees on Advances;

•	a decrease in the Provision for Credit Losses on Mortgage Loans Held for Portfolio;

•	lower average balances of CO Bonds;

•	higher spreads on Mortgage Loans Held for Portfolio;

•	higher average balances of Mortgage Loans Held for Portfolio; and

•	a decrease in interest expense on MRCS.

These increases were partially offset by:

•	lower average balances of investment securities; and

•	narrower spreads on Advances, investment securities and short-term investments.

Factors that increased Net Interest Income After Provision for Credit Losses for the six months ended June 30, 2013, compared to the same period in 2012, included:

•	an increase in net Prepayment Fees on Advances;

•	a decrease in the Provision for Credit Losses on Mortgage Loans Held for Portfolio;

•	lower average balances of CO Bonds;

•	higher average balances of Mortgage Loans Held for Portfolio;

•	higher spreads on Mortgage Loans Held for Portfolio; and

•	a decrease in interest expense on MRCS.

These increases were partially offset by:

•	lower average balances of investment securities; and

•	narrower spreads on Advances, investment securities and short-term investments.

See Net Gains (Losses) on Derivatives and Hedging Activities herein for information on the net effect of derivatives on our Net Interest Income.

The following tables present average balances, interest income and expense, and average yields of our major categories of interest-earning assets and the sources funding those interest-earning assets ($ amounts in millions):

	Three Months Ended June 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Average Yield (6)	Average Balance	Interest Income/ Expense	Average Yield (6)
Assets:
Federal Funds Sold and Securities Purchased Under Agreements to Resell	$3,820	$1	0.09%	$3,638	$1	0.16%
Investment securities (1)	10,952	43	1.56%	11,454	52	1.79%
Advances (2)	18,708	37	0.80%	18,805	46	0.98%
Mortgage Loans Held for Portfolio (2)	6,152	63	4.13%	5,809	64	4.42%
Other Assets (interest-earning) (3)	570	—	(0.02%)	739	—	0.05%
Total interest-earning assets	40,202	144	1.44%	40,445	163	1.61%
Other Assets (4)	223			310
Total Assets	$40,425			$40,755

Liabilities and Capital:
Interest-Bearing Deposits	$883	—	0.01%	$846	—	0.01%
Discount Notes	8,547	2	0.10%	7,099	2	0.10%
CO Bonds (2)	26,631	78	1.18%	29,108	98	1.35%
MRCS	241	3	3.46%	454	3	2.95%
Other borrowings	1	—	—%	—	—	—%
Total interest-bearing liabilities	36,303	83	0.91%	37,507	103	1.10%
Other Liabilities	1,797			1,202
Total Capital	2,325			2,046
Total Liabilities and Capital	$40,425			$40,755

Net Interest Income		$61			$60

Net spread on interest-earning assets less interest-bearing liabilities			0.53%			0.51%

Net interest margin (5)			0.61%			0.59%

Average interest-earning assets to interest-bearing liabilities	1.11			1.08

	Six Months Ended June 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Average Yield (6)	Average Balance	Interest Income/ Expense	Average Yield (6)
Assets:
Federal Funds Sold and Securities Purchased Under Agreements to Resell	$3,714	$2	0.11%	$3,626	$2	0.14%
Investment securities (1)	11,133	88	1.58%	11,640	106	1.82%
Advances (2)	18,498	71	0.77%	18,727	92	0.99%
Mortgage Loans Held for Portfolio (2)	6,106	126	4.18%	5,848	133	4.58%
Other Assets (interest-earning) (3)	607	1	0.31%	748	1	0.33%
Total interest-earning assets	40,058	288	1.45%	40,589	334	1.65%
Other Assets (4)	200			305
Total Assets	$40,258			$40,894

Liabilities and Capital:
Interest-Bearing Deposits	$846	—	0.01%	$1,019	—	0.01%
Discount Notes	8,151	4	0.11%	6,741	3	0.08%
CO Bonds (2)	26,802	158	1.19%	29,465	202	1.38%
MRCS	261	5	3.47%	454	7	3.21%
Other borrowings	—	—	—%	—	—	—%
Total interest-bearing liabilities	36,060	167	0.93%	37,679	212	1.13%
Other Liabilities	1,904			1,202
Total Capital	2,294			2,013
Total Liabilities and Capital	$40,258			$40,894

Net Interest Income		$121			$122

Net spread on interest-earning assets less interest-bearing liabilities			0.52%			0.52%

Net interest margin (5)			0.61%			0.60%

Average interest-earning assets to interest-bearing liabilities	1.11			1.08

(1)
The average balances of Investment securities are reflected at amortized cost; therefore, the resulting yields do not reflect changes in estimated fair value of AFS securities that are reflected as a component of OCI, nor do they include the effect of OTTI-related non-credit losses. Interest income/expense includes the effect of associated derivative agreements.

(2)
Interest income/expense and average yield include all other components of interest, including the impact of net interest payments or receipts on derivatives, amortization of hedge accounting adjustments, and prepayment fees on Advances.

(3)
Other Assets (interest-earning) consists of Interest-Bearing Deposits, loans to other FHLBanks (if applicable), and grantor trust assets that are carried at estimated fair value. The amounts include the rights or obligations to cash collateral, which are included in the fair value of derivative assets or derivative liabilities on the Statements of Condition.

(4)	Other Assets includes changes in estimated fair value of AFS securities and the effect of OTTI-related non-credit losses on AFS and HTM securities for purposes of the table.

(5)	Net interest margin is annualized Net Interest Income expressed as a percentage of the average balance of interest-earning assets.

(6)	Annualized.

Other Income (Loss). The following table presents the components of Other Income (Loss) ($ amounts in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Components	2013	2012	2013	2012
Total OTTI losses	$—	$—	$—	$—
Portion of Impairment Losses Reclassified to (from) Other Comprehensive Income (Loss)	—	—	(2)	(3)
Net OTTI credit losses	—	—	(2)	(3)
Net Realized Gains from Sale of Available-for-Sale Securities	17	—	17	—
Net Gains (Losses) on Derivatives and Hedging Activities	15	(5)	11	(4)
Other, net	1	—	2	1
Total Other Income (Loss)	$33	$(5)	$28	$(6)

The favorable changes in Other Income (Loss) for the three and six months ended June 30, 2013 compared to the same periods in 2012 were primarily due to net realized gains from the sale of AFS securities and Net Gains on Derivatives and Hedging Activities.

Results of OTTI Evaluation Process. The favorable change in OTTI credit losses for the six months ended June 30, 2013, compared to the same period in 2012, was due to a relative improvement in the projected performance of the underlying collateral. For additional detail, see Notes to Financial Statements - Note 5 - Other-Than-Temporary Impairment Analysis.

Net Realized Gains from Sale of Available-for-Sale Securities. On April 4, 2013 we sold six AFS securities due to improved market conditions and changes affecting our risk tolerances.

Net Gains (Losses) on Derivatives and Hedging Activities. The favorable change in Net Gains (Losses) on Derivatives and Hedging Activities for the three and six months ended June 30, 2013 was primarily due to fair value hedge ineffectiveness in our qualifying hedging relationships. For additional detail, see Notes to Financial Statements - Note 9 - Derivatives and Hedging Activities.

In 2013, we discontinued hedge accounting for 19 derivatives with a total notional amount of $2.0 billion, substantially due to ineffectiveness resulting from the use of the OIS curve to determine the fair value of our derivatives as of December 31, 2012. As a result, interest expense for these derivatives for the three and six months ended June 30, 2013 of $1.0 million and $4.3 million, respectively, was recorded in Other Income (Loss) instead of Net Interest Income. In addition, when hedge accounting is discontinued, we cease adjusting the hedged item's basis for changes in fair value and begin amortizing/accreting the frozen basis adjustment using the level-yield method. This amortization/accretion is included in Net Interest Income. As a result, the related amortization of the frozen basis adjustments for the three and six months ended June 30, 2013 of $2.0 million and $5.3 million, respectively, was recorded as a reduction to Net Interest Income. The overall impact of the discontinuance of hedge accounting on Net Income for the three and six months ended June 30, 2013 was favorable, but not significant.

We continue to carry these derivatives at their estimated fair values and recognize the net interest settlements and changes in the fair value in Other Income (Loss) with no offsetting fair value adjustments for the hedged items. In addition, the OIS curve is also used to determine the estimated fair value of our derivatives in qualifying hedging relationships while the LIBOR curve is used to determine the estimated fair value of our hedged items. For these reasons, our reported earnings remain subject to variability. However, in general, we hold derivatives and associated hedged items to the maturity, call, or put date. Therefore, nearly all of the cumulative net gains and losses for these financial instruments will generally reverse over the remaining contractual terms of the hedged items.

The tables below present the net effect of derivatives on Net Interest Income and Other Income (Loss), within the line Net Gains (Losses) on Derivatives and Hedging Activities, by type of hedge and hedged item ($ amounts in millions):

Three Months Ended June 30, 2013	Advances	Investments	Mortgage Loans	CO Bonds	Discount Notes	Total
Net Interest Income:
Amortization/accretion of hedging activities in net interest income (1)	$(3)	$2	$—	$1	$—	$—
Net interest settlements included in net interest income (2)	(50)	(24)	—	21	—	(53)
Total Net Interest Income	(53)	(22)	—	22	—	(53)
Net Gains (Losses) on Derivatives and Hedging Activities:
Gains (losses) on fair-value hedges	3	4	—	8	—	15
Gains (losses) on derivatives not qualifying for hedge accounting	—	—	—	—	—	—
Net Gains (Losses) on Derivatives and Hedging Activities	3	4	—	8	—	15
Total net effect of derivatives and hedging activities	$(50)	$(18)	$—	$30	$—	$(38)

Three Months Ended June 30, 2012
Net Interest Income:
Amortization/accretion of hedging activities in net interest income (1)	$—	$4	$—	$—	$—	$4
Net interest settlements included in net interest income (2)	(59)	(23)	—	15	—	(67)
Total Net Interest Income	(59)	(19)	—	15	—	(63)
Net Gains (Losses) on Derivatives and Hedging Activities:
Gains (losses) on fair-value hedges	(4)	1	—	1	—	(2)
Gains (losses) on derivatives not qualifying for hedge accounting	—	(1)	(2)	—	—	(3)
Net Gains (Losses) on Derivatives and Hedging Activities	(4)	—	(2)	1	—	(5)
Total net effect of derivatives and hedging activities	$(63)	$(19)	$(2)	$16	$—	$(68)

Six Months Ended June 30, 2013	Advances	Investments	Mortgage Loans	CO Bonds	Discount Notes	Total
Net Interest Income:
Amortization/accretion of hedging activities in net interest income (1)	$(7)	$5	$—	$2	$—	$—
Net interest settlements included in net interest income (2)	(103)	(48)	—	43	—	(108)
Total Net Interest Income	(110)	(43)	—	45	—	(108)
Net Gains (Losses) on Derivatives and Hedging Activities:
Gains (losses) on fair-value hedges	4	2	—	4	—	10
Gains (losses) on derivatives not qualifying for hedge accounting	1	—	—	—	—	1
Net Gains (Losses) on Derivatives and Hedging Activities	5	2	—	4	—	11
Total net effect of derivatives and hedging activities	$(105)	$(41)	$—	$49	$—	$(97)

Six Months Ended June 30, 2012
Net Interest Income:
Amortization/accretion of hedging activities in net interest income (1)	$—	$7	$—	$1	$—	$8
Net interest settlements included in net interest income (2)	(120)	(43)	—	29	—	(134)
Total Net Interest Income	(120)	(36)	—	30	—	(126)
Net Gains (Losses) on Derivatives and Hedging Activities:
Gains (losses) on fair-value hedges	(1)	1	—	—	—	—
Gains (losses) on derivatives not qualifying for hedge accounting	—	(1)	(3)	—	—	(4)
Net Gains (Losses) on Derivatives and Hedging Activities	(1)	—	(3)	—	—	(4)
Total net effect of derivatives and hedging activities	$(121)	$(36)	$(3)	$30	$—	$(130)

(1)	Represents the amortization/accretion of hedging fair value adjustments for both current and discontinued hedge positions.

(2)	Represents interest income/expense on derivatives included in Net Interest Income.

Other Expenses. The following table presents the components of Other Expenses ($ amounts in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Components	2013	2012	2013	2012
Compensation and Benefits	$10	$9	$19	$18
Other Operating Expenses	4	4	8	8
Finance Agency and Office of Finance Expenses	1	2	3	4
Other	1	—	1	—
Total Other Expenses	$16	$15	$31	$30

There were no material changes in Other Expenses for the three or six months ended June 30, 2013 compared to the same periods in 2012.

On June 27, 2013, Milton Miller, our former President - CEO, informed our Board of Directors of his decision to retire effective July 1, 2013. Mr. Miller received a lump sum distribution from our Supplemental Executive Retirement Plans totaling $10.3 million on July 12, 2013. As a result of this distribution, we accelerated $5.1 million of amortization of previously unrecognized pension benefits from AOCI into Compensation and Benefits expense in the third quarter of 2013. If any one of the remaining participants in our Supplemental Executive Retirement Plans were to terminate service and elect a lump sum payment, the acceleration of amortization of previously unrecognized pension benefits for that participant would not have a material impact on the financial statements.

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

The following table presents our financial performance for the Traditional business segment ($ amounts in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Traditional Business Segment	2013	2012	2013	2012
Net Interest Income	$40	$43	$78	$83
Provision for (Reversal of) Credit Losses	—	—	—	—
Other Income (Loss)	33	(3)	28	(3)
Other Expenses	14	13	28	27
Income Before Assessments	59	27	78	53
Affordable Housing Program Assessments	6	3	8	6
Net Income	$53	$24	$70	$47

The increase in Net Income for the Traditional business segment for the three and six months ended June 30, 2013 compared to the same periods in 2012 was primarily due to a favorable change in Other Income (Loss), primarily due to unrealized gains on hedging activities and a net realized gain on the sale of private-label MBS, partially offset by a decrease in Net Interest Income.

The Mortgage Loans business segment includes (i) mortgage loans purchased from our members through our MPP and (ii) participation interests purchased from the FHLBank of Topeka in mortgage loans originated by its members under the MPF program.

The following table presents our financial performance for the Mortgage Loans business segment ($ amounts in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Mortgage Loans Business Segment	2013	2012	2013	2012
Net Interest Income	$21	$17	$43	$39
Provision for (Reversal of) Credit Losses	—	2	(4)	2
Other Income (Loss)	—	(2)	—	(3)
Other Expenses	2	2	3	3
Income Before Assessments	19	11	44	31
Affordable Housing Program Assessments	2	1	5	3
Net Income	$17	$10	$39	$28

The increase in Net Income for the Mortgage Loans business segment for the three and six months ended June 30, 2013 compared to the same period in 2012 was primarily due to higher spreads on and an increase in Mortgage Loans Held for Portfolio, and the decrease in the Provision for (Reversal of) Credit Losses.

Analysis of Financial Condition

Total Assets. The table below presents the carrying value of our major asset categories as a percentage of combined Total Assets ($ amounts in millions).

	June 30, 2013		December 31, 2012
Major Asset Categories	Carrying Value	% of Total	Carrying Value	% of Total
Advances	$19,101	48%	$18,130	44%
Mortgage Loans Held for Portfolio, net	6,167	15%	6,001	15%
Federal Funds Sold and Securities Purchased Under Agreements to Resell	3,507	9%	5,360	13%
Investment Securities (1)	10,960	27%	11,485	27%
Other Assets (2)	180	1%	252	1%
Total Assets	$39,915	100%	$41,228	100%

(1)    Investment Securities includes AFS and HTM securities.

(2)
For purposes of this table, Other Assets includes Cash and Due From Banks, Interest-Bearing Deposits, Accrued Interest Receivable, Premises, Software and Equipment, net, Derivative Assets and Other Assets.

Total Assets were $39.9 billion as of June 30, 2013, a decrease of 3% compared to December 31, 2012. This decrease of $1.3 billion was primarily due to decreases in short-term investments totaling $1.9 billion and investment securities totaling $0.5 billion, partially offset by increases in Advances totaling $1.0 billion and in Mortgage Loans Held for Portfolio totaling $0.2 billion. As a result, the mix of our assets changed, with Advances increasing to 48% of our Total Assets and short-term investments decreasing to 9% of our Total Assets.

Advances. Advances totaled $19.1 billion at June 30, 2013, an increase of 5% compared to December 31, 2012. This increase was primarily due to a 21% increase in the par value of Advances to insurance company members, which totaled $10.4 billion at June 30, 2013, partially offset by a 6% reduction in the par value of Advances to all depository borrowers (including former members), resulting from repayments and their reduced need for funding in the current economic environment. In general, Advances fluctuate in accordance with our members' funding needs, which are driven by their deposit levels, mortgage pipelines, investment opportunities, available collateral, other balance sheet strategies, and the cost of alternative funding opportunities.

Mortgage Loans Held for Portfolio. We purchase mortgage loans from our members to support our housing mission, provide an additional source of liquidity to our members and diversify our investments.

A breakdown of Mortgage Loans Held for Portfolio by primary product type is presented below ($ amounts in millions):

	June 30, 2013		December 31, 2012
Mortgage Loans Held for Portfolio	UPB	% of Total	UPB	% of Total
MPP Original	$3,494	57%	$4,111	69%
MPP Advantage	2,103	35%	1,585	27%
Total MPP	5,597	92%	5,696	96%
MPF	472	8%	230	4%
Total UPB	$6,069	100%	$5,926	100%

The increase in Mortgage Loans Held for Portfolio was attributable to purchases of mortgage loans under our MPP Advantage program and participation interests purchased from the FHLBank of Topeka under our MPF program. In general, the volume of mortgage loans purchased is affected by several factors, including interest rates, competition, the general level of housing activity in the United States, the level of refinancing activity and consumer product preferences.

We have established and maintain an allowance for loan losses based on our best estimate of probable losses over the loss emergence period. Our estimate of MPP losses remaining after borrower's equity was $44.3 million at June 30, 2013 and $51.5 million at December 31, 2012. The decrease from December 31, 2012 to June 30, 2013 was primarily the result of an improvement in the underlying weighted-average collateral recovery rate and a significant reduction in the number of mortgage loans that are seriously past due.

After consideration of the portion recoverable under the associated credit enhancements, the allowance for MPP loan losses was $5.0 million at June 30, 2013 and $9.9 million at December 31, 2012. The decrease in our allowance from December 31, 2012 to June 30, 2013 was primarily due to an increase in the estimated amounts recoverable from our PMI and SMI providers. See Notes to Financial Statements - Note 8 - Allowance for Credit Losses, Critical Accounting Policies and Estimates, and Risk Management - Credit Risk Management - Mortgage Loans Held for Portfolio - MPP Credit Enhancements for more information.

Cash and Investments. The following table presents the components of our cash and investments at carrying value ($ amounts in millions):

Components of Cash and Investments	June 30, 2013	December 31, 2012	Change
Cash and short-term investments:
Cash and Due from Banks	$30	$105	$(75)
Interest-Bearing Deposits	—	—	—
Securities Purchased Under Agreements to Resell	1,450	3,250	(1,800)
Federal Funds Sold	2,057	2,110	(53)
Total cash and short-term investments	3,537	5,465	(1,928)
Investment securities:
AFS securities	3,716	3,980	(264)
HTM securities	7,244	7,505	(261)
Total investment securities	10,960	11,485	(525)
Total Cash and Investments, carrying value	$14,497	$16,950	$(2,453)

Cash and Short-Term Investments. Cash and short-term investments totaled $3.5 billion at June 30, 2013, a decrease of 35% compared to December 31, 2012. The decrease was primarily attributable to the higher level maintained at December 31, 2012 due to the economic and political uncertainty at that time. The total outstanding balance and composition of our short-term investment portfolio is influenced by our liquidity needs and the availability of short-term investments at attractive interest rates, relative to our cost of funds. See Liquidity and Capital Resources below for more information.

Total Liabilities. Total Liabilities were $37.6 billion at June 30, 2013, a decrease of 4% compared to December 31, 2012. This decrease of $1.4 billion was primarily due to a decrease of $0.8 billion in Consolidated Obligations.

Deposits (Liabilities). Total Deposits were $1.4 billion at June 30, 2013, a decrease of 23% compared to December 31, 2012. These deposits represent a relatively small portion of our funding and vary depending upon market factors, such as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' investment preferences with respect to the maturity of their investments, and member liquidity. In addition, the balances of one member's principal and interest custodial accounts for GSE remittance payments through our Bank decreased by $0.5 billion at June 30, 2013 compared to December 31, 2012. The balances of these accounts fluctuate from period to period.

Consolidated Obligations. At June 30, 2013, the carrying values of our Discount Notes and CO Bonds totaled $8.9 billion and $26.6 billion, respectively, compared to $8.9 billion and $27.4 billion, respectively, at December 31, 2012. The overall balance of our Consolidated Obligations generally fluctuates in relation to our Total Assets. The carrying value of our Discount Notes was 25% of total Consolidated Obligations at both June 30, 2013 and December 31, 2012. Discount Notes are issued primarily to provide short-term funds while CO Bonds are typically issued to provide intermediate and long-term funding. The composition of our Consolidated Obligations can fluctuate significantly based on comparative changes in their cost levels, supply and demand conditions, demand for Advances, and our balance sheet management strategy. As of June 30, 2013, $11.8 billion or 44% of our outstanding CO Bonds, at par, have a remaining maturity of one year or less. Our funding strategy generally includes a significant portion of CO Bonds maturing in one year or less that are replaced at maturity. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our 2012 Form 10-K for more information about our liquidity and access to the capital markets.

Derivatives. As of June 30, 2013 and December 31, 2012, we had Derivative Assets, net of collateral held or posted, including accrued interest, with fair values of $3.0 million and $0.8 million, respectively, and Derivative Liabilities, net of collateral held or posted, including accrued interest, with fair values of $197.8 million and $201.1 million, respectively. We classify interest-rate swaps as derivative assets or liabilities according to the positive or negative net fair value of the interest-rate swaps with each counterparty. Increases and decreases in the fair value of derivatives are primarily caused by market changes in the derivatives' underlying interest-rate index.

Total Capital. Total Capital was $2.3 billion at June 30, 2013, an increase of 6% compared to December 31, 2012. This increase was primarily due to a net increase in Capital Stock of $38.0 million, a net increase in Retained Earnings of $80.4 million, and a favorable change in AOCI of $14.0 million. The change in AOCI was primarily due to increases in the fair values of OTTI AFS securities, partially offset by the reclassification of the net realized gains from the sale of AFS securities.

Liquidity and Capital Resources

Liquidity. Our primary sources of liquidity are holdings of cash and short-term investments and the issuance of Consolidated Obligations. Our cash and short-term investments portfolio totaled $3.5 billion at June 30, 2013. Our short-term investments consist of high-quality, short- and intermediate-term financial instruments. We manage our short-term investment portfolio in response to economic conditions and market events and uncertainties. As a result, the overall level of our short-term investment portfolio may fluctuate accordingly.

We have not identified any known trends, demands, commitments, events or uncertainties that are likely to materially increase or decrease our liquidity.

Capital Resources.

Mandatorily Redeemable Capital Stock. At June 30, 2013, we had $255.7 million in non-member capital stock subject to mandatory redemption, compared to $450.7 million at December 31, 2012. Such amounts included excess stock of $237.8 million and $423.0 million, respectively. See Notes to Financial Statements - Note 13 - Capital for additional information.

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

The following table presents the composition of our excess stock ($ amounts in millions):

Components of Excess Stock	June 30, 2013	December 31, 2012
Member capital stock not subject to outstanding redemption requests	$356	$423
Member capital stock subject to outstanding redemption requests	98	101
MRCS	238	423
Total excess capital stock	$692	$947

Capital Distributions. On July 29, 2013, our board of directors declared a cash dividend of 3.50% (annualized) on our Capital Stock Putable-Class B-1 and 2.80% (annualized) on our Capital Stock Putable-Class B-2.

Off-Balance Sheet Arrangements

See Notes to Financial Statements - Note 17 - Commitments and Contingencies for information on our off-balance sheet arrangements.

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

Other-Than-Temporary Impairment Analysis. In addition to evaluating our private-label RMBS under a best estimate scenario, we performed a cash flow analysis for each of these securities under a more stressful housing price scenario. This more stressful scenario was based on a short-term housing price forecast that was decreased five percentage points followed by a recovery path that is 33% lower than the best estimate.

The following table presents the results of the best estimate scenario as reported and what the impact on OTTI would have been under the more adverse home price scenario ($ amounts in millions). The classification (prime or Alt-A) is based on the model used to estimate the cash flows for the security, which may not be the same as the classification at the time of origination. Because there is no universally accepted definition of prime, Alt-A or subprime underwriting standards, such classifications are subjective.

Three Months Ended June 30, 2013
	As Reported			Using Adverse Housing Price Scenario
	Number of		Impairment	Number of		Impairment
	Securities		Related to	Securities		Related to
Classification	Impaired	UPB	Credit Loss (1)	Impaired	UPB	Credit Loss (2)
Prime	—	$—	$—	1	$10	$—
Alt-A	—	—	—	—	—	—
Subprime	—	—	—	—	—	—
Total	—	$—	$—	1	$10	$—

(1)	There were no credit losses in the best estimate scenario.

(2)	The impairment related to credit losses using the adverse housing price scenario is less than $1 due to rounding.

The adverse scenario and associated results do not represent our current expectations and, therefore, should not be construed as a prediction of our future results, market conditions or the performance of these securities. Rather, the results from this hypothetical adverse scenario provide a measure of the credit losses that we might incur if home price declines (and subsequent recoveries) are more adverse than those projected in our OTTI evaluation.

Additional information regarding OTTI of our private-label RMBS and ABS is provided in Risk Management - Credit Risk Management - Investments herein.

Provision for Credit Losses.

Mortgage Loans Acquired under the MPP. Our allowance for loan losses incorporates our analysis of delinquent conventional MPP loans, using the weighted-average collateral recovery rate for the previous 12 months of approximately 54.3% of the original appraised value, further reduced by estimated liquidation costs.

We have also performed our loan loss analysis under an adverse scenario whereby we lowered the weighted-average collateral recovery rate to 45% for delinquent conventional loans and individually evaluated loans. While holding all other assumptions constant, such scenario would have increased our allowance by approximately $5.5 million at June 30, 2013. We consider a weighted-average collateral recovery rate of 45% to be the lowest rate that is reasonably possible to occur over the loss emergence period of 24 months. We continue to monitor the appropriateness of this adverse scenario based on the actual collateral recovery rate. We also evaluate the actual collateral recovery rate against other time periods including the most recent 3- and 6-month periods in order to consider potential trends in the market. Annually, we also consider other adverse scenarios that include loans in earlier stages of delinquency (90 days), higher counterparty losses on claims to our SMI providers, and higher costs to liquidate collateral.

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

Legislative and Regulatory Developments.

Finance Agency Regulatory Actions.

Interim Final Rule Regarding Executive Compensation. On May 14, 2013, the Finance Agency published an interim final rule and request for comments, setting forth requirements and processes with respect to compensation provided to executive officers by FHLBanks and the Office of Finance. The interim final rule addresses the authority of the Finance Agency Director to approve, disapprove, modify, prohibit, or direct the withholding of compensation of executive officers of the regulated entities. The rule also addresses the Finance Agency Director's authority to approve, in advance, agreements or contracts of executive officers that provide compensation in connection with termination of employment. The interim final rule prohibits an FHLBank or the Office of Finance from paying compensation to an executive officer that is not reasonable and comparable with compensation paid by similar businesses for similar duties and responsibilities. Failure by an FHLBank or the Office of Finance to comply with the rule may result in supervisory action by the Finance Agency. The interim final rule became effective on June 15, 2013, and comments were due by July 15, 2013.

Proposed Rule Regarding Golden Parachute and Indemnification Payments. On May 14, 2013, the Finance Agency re-published a proposed rule setting forth the standards that the Finance Agency would take into consideration when limiting or prohibiting golden parachute and indemnification payments. The primary impact of this proposed rule would be to better conform existing Finance Agency regulations on golden parachute arrangements with FDIC golden parachute regulations and to further refine limitations on golden parachute payments made by a regulated entity that is assigned a less than satisfactory composite Finance Agency examination rating. Comments on the proposed rule were due by July 15, 2013.

Other Significant Developments.

Housing Finance and Housing GSE Reform. We expect Congress and the Senate to continue their consideration of reforms for United States housing finance and the regulated entities, including the resolution of Fannie Mae and Freddie Mac (together, the "Enterprises"). So far, several new proposals have been offered that would wind down the Enterprises and replace them with a new finance system to support the secondary mortgage market. On June 25, 2013, a bill entitled the "Housing Finance Reform and Taxpayer Protection Act of 2013" ("Housing Finance Reform Act") was introduced in the Senate with bipartisan support. On July 11, 2013, Republican leaders of the House Financial Services Committee submitted a proposal entitled the "Protecting American Taxpayers and Homeowners Act of 2013" ("PATH Act"). Both proposals, if enacted, would have direct implications for the FHLBanks.

While both proposals utilize industry and regulator efforts since the financial crisis to lay the groundwork for a new United States housing finance structure by creating a single securitization platform and establishing national standards for mortgage securitization, the proposals differ on the role of the Federal government in the revamped housing finance structure. The Housing Finance Reform Act would establish the Federal Mortgage Insurance Corporation ("FMIC") as an independent agency in the Federal government, replacing the Finance Agency as the primary regulator of the FHLBanks. The FMIC would facilitate the securitization of eligible mortgages by insuring covered securities, in a catastrophic risk position. The FHLBanks, or a new subsidiary, would be authorized to apply to become an approved issuer of covered securities to facilitate access to the secondary market for smaller community mortgage lenders. Any covered MBS issued by the FHLBanks or the new subsidiary would not be issued as a consolidated debt instrument and would not be treated as a joint and several obligation of any FHLBank that has not elected to participate in such issuance.

By contrast, the PATH Act would effectively eliminate any government guarantee of conventional, conforming mortgages except for FHA, VA and similar loans designed to serve first-time homebuyers and low- and moderate-income borrowers. The FHLBanks would be authorized to act as aggregators of mortgages for securitization through a newly-established common market utility.

The PATH Act would also revamp the statutory rules governing the board composition of FHLBanks. Among other things, the number of directors would be capped at 15, which could be an important constraint in the context of a merger of two FHLBanks. Special rules would govern mergers, capping the number of member directors allocated to a state at 2 until each state in the district has at least 1 member director. Additionally, the Finance Agency would be given the authority, consistent with the authority of other banking regulators, to regulate and examine vendors of an FHLBank or an Enterprise. Further, the PATH Act would remove the requirement that the Finance Agency adopt regulations establishing standards of community investment or service for FHLBanks' members.

Any fundamental changes to the United States housing finance system could have consequences for the FHLBanks and our ability to provide readily accessible liquidity to our members. However, it is impossible to determine at this time whether or when legislation will be enacted for housing GSE or housing finance reform. The ultimate effects of these efforts on the FHLBanks are unknown and will depend on the legislation or other changes, if any, that ultimately are promulgated.

Final Rule and Guidance on the Supervision and Regulation of Certain Nonbank Financial Companies. The Financial Stability Oversight Council ("Oversight Council") issued a final rule and guidance effective May 11, 2012 on the standards and procedures the Oversight Council employs in determining whether to designate a nonbank financial company for supervision by the Federal Reserve and to make it subject to certain, prudential standards. The guidance issued with this final rule provides that the Oversight Council expects in making its determinations to use a process consisting of:

•
A first stage that will identify those nonbank financial companies that have $50 billion or more of total consolidated assets (as of June 30, 2013, the Bank had $39.9 billion in total assets) and exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress, including whether a company has $20 billion or more in total debt outstanding (as of June 30, 2013, the Bank had $35.5 billion in total outstanding Consolidated Obligations, the Bank's principal form of outstanding debt);

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

On April 5, 2013, the Federal Reserve published a final rule that establishes the requirements for determining when a company is "predominately engaged in financial activities." The final rule provides that a company is "predominantly engaged in financial activities" and thus a "nonbank financial company" if:

•
as determined in accordance with applicable accounting standards, (i) the consolidated annual gross financial revenues of the company in either of its two most recently completed fiscal years represent 85% or more of the company's consolidated annual gross revenues in that fiscal year, or (ii) the company's consolidated total financial assets as of the end of either of its two most recently completed fiscal years represent 85% or more of the company's consolidated total assets as of the end that fiscal year; or

•
based on all the facts and circumstances, it is determined by the Oversight Council, with respect to the definition of a "nonbank financial company," or the Federal Reserve, with respect to the definition of a "significant nonbank financial company," that (i) the consolidated annual gross financial revenues of the company represent 85% or more of the company's consolidated annual gross revenues, or (ii) the consolidated total financial assets of the company represent 85% or more of the company's consolidated total assets.

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

If an FHLBank is designated for supervision by the Federal Reserve (and therefore a significant nonbank financial company), the designated FHLBank would be subject to increased supervision and oversight as described above. The final rule became effective on May 6, 2013. We have no way of determining when the Oversight Council may complete its designation process under the final rule or what those designations will be.

Money Market Mutual Fund ("MMF") Reform. The Oversight Council has issued certain proposed recommendations for structural reforms of MMFs, stating that such reforms are intended to address the structural vulnerabilities of MMFs. In addition, on June 19, 2013 the SEC proposed two alternatives for amending rules that govern MMFs under the Investment Company Act of 1940. The first alternative proposal would require non-government institutional MMFs to sell and redeem shares based on the current market-based value of the securities in their underlying portfolios. The second alternative proposal would require MMFs to generally impose a liquidity fee if a fund's liquidity levels fall below a specified threshold and would permit the funds to suspend redemptions temporarily. As government money market funds are exempt from implementing these changes, these potential changes are not expected to have negative consequences for FHLBank debt demand. However, the potential exists for refinement of the proposed changes once the comment period ends. MMFs historically have been important buyers of FHLBank System Consolidated Obligations, so the demand for FHLBank System Consolidated Obligations may be impacted by the structural reform ultimately adopted.

Consumer Financial Protection Bureau ("CFPB") Final Ability to Repay and Qualified Mortgage Rule Amendments. The CFPB issued a final rule with an effective date of January 14, 2014 establishing new standards for mortgage lenders to follow during the loan approval process to determine whether a borrower has the ability to repay the mortgage. Qualified Mortgages ("QMs") are a subset of home loans where the borrower is presumed to have the ability to repay the mortgage. QMs include mortgage loans that are eligible for Fannie Mae or Freddie Mac to purchase or otherwise satisfy certain underwriting standards. On May 6, 2013, the Finance Agency announced that it is directing Fannie Mae and Freddie Mac, beginning January 10, 2014, to limit their future mortgage acquisitions to loans that are QMs (including those that meet a special or temporary QM definition) or are exempt from the CFPB's ability-to-pay requirements. We are reviewing this announcement for its potential impacts on our business operations.

On May 29, 2013, and July 10, 2013, the CFPB issued additional final rules to amend the final Ability to Repay and QM rule. Among other things, the additional rules (i) allow certain small creditors (generally those with assets under $2 billion) in rural or underserved areas to treat first lien balloon mortgage loans as QMs and (ii) exempt mortgages made by certain Community Development Financial Institutions, Community Housing Development Organizations, Downpayment Assistance Providers of Secondary Financing; and nonprofit organizations designated under Section 501(c)(3) of the Internal Revenue Code from the Ability to Repay (and QM) requirements.

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

Basel Committee on Banking Supervision - Capital Framework. In July 2013, the Federal Reserve and the Officer of the Comptroller of the Currency adopted a final rule and the FDIC adopted an interim final rule establishing new minimum capital standards for financial institutions to incorporate the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision. The new capital framework includes, among other things:

•	a new common equity tier 1 minimum capital requirement, a higher minimum tier 1 capital requirement and an additional capital conservation buffer;

•	revised methodologies for calculation of risk-weighted assets to enhance risk sensitivity; and

•	a supplementary leverage ratio for financial institutions subject to the "advanced approaches" risk-based capital rules.

The new framework could require some FHLBank member banks to divest assets in order to comply with the more stringent capital and liquidity requirements, thereby tending to decrease their need for advances. The requirements may also adversely impact investor demand for Consolidated Obligations to the extent that impacted institutions divest or limit their investments in Consolidated Obligations. Conversely, the new requirements could incent FHLBank members to take term advances to create and maintain balance sheet liquidity. Most FHLBank member banks must be in compliance with the final rule by January 1, 2015, although some larger member banks must comply by January 1, 2014.

Risk Management

We are exposed to a number of risks in pursuing our business objectives. These risks may be broadly classified as market, credit, liquidity, operations, and business. Market risk is discussed in detail in Item 3. Quantitative and Qualitative Disclosures about Market Risk. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management in our 2012 Form 10-K for more detailed information.

Credit Risk Management. We face credit risk on Advances and other credit products, investments, mortgage loans, derivative financial instruments, and AHP grants.

Advances. Our credit risk is magnified due to the concentration of Advances in a few borrowers. As of June 30, 2013, our top three borrowers held 39% of total Advances outstanding, at par. Because of this concentration in Advances, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we analyze the implications to our financial management and profitability if we were to lose the business of one or more of these borrowers.

We maintain a credit products borrowing threshold of 50% of a depository member's adjusted assets, defined as total assets less borrowings from all sources. Effective June 3, 2013, the borrowing threshold for insurance company members is 15% of general account assets less borrowed money. Members whose total credit products exceed such thresholds are monitored more closely, are reported to senior management on a regular basis and require additional approval by our Bank as provided for in our credit policy. Credit underwriting will make a recommendation based upon a number of factors that may include the member's credit rating, collateral quality, and earnings stability.

Advances to our insurance company members have increased from 49% of total Advances, at par as of December 31, 2012, to 55% of total Advances, at par as of June 30, 2013. As of June 30, 2013, four of our five largest Advance borrowers were insurance companies. In addition, as of December 31, 2012, approximately 80% of total assets owned by institutions eligible for membership in our district were owned by insurance companies. Therefore, we expect that Advances outstanding to our insurance company members and the relative percentage of their Advances to the total will continue to increase. Although insurance companies represent significant growth opportunities, they have different risk characteristics than our depository members. Some of the ways we mitigate this risk include requiring insurance companies to deliver collateral to us or our custodian, with the majority of that collateral being marketable securities, and using an insurance industry-specific credit scorecard as part of our ongoing evaluation of our insurance company members' financial strength.

Investments. We are also exposed to credit risk through our investment portfolios. The Risk Management Policy approved by our board of directors restricts the acquisition of investments to high-quality, short-term money market instruments and highly-rated long-term securities.

Short-Term Investments. At June 30, 2013, our unsecured credit exposure, including accrued interest related to short-term money-market instruments, was $2.1 billion to five counterparties and issuers, all of which was for Federal Funds Sold that mature overnight.

As of June 30, 2013, our unsecured investment credit exposure to United States branches and agency offices of foreign commercial banks was limited to Federal Funds Sold. Unsecured transactions can be conducted only with counterparties that are domiciled in countries that maintain a long-term sovereign rating from S&P of AA or higher. None of our Federal Funds Sold were with our members at June 30, 2013.

The following table presents the unsecured investment credit exposures to private counterparties, categorized by the domicile of the counterparty's parent, based on the lowest of the NRSRO long-term credit ratings of the counterparty stated in terms of the S&P equivalent. The table does not reflect the foreign sovereign government's credit rating ($ amounts in millions):

June 30, 2013	AA	A	Total
Domestic (1)	$—	$375	$375
Canada	—	137	137
Sweden	625	240	865
Australia	680	—	680
Total unsecured credit exposure	$1,305	$752	$2,057

(1)	Includes United States subsidiaries of foreign commercial banks.

Long-Term Investments. Our long-term investments include RMBS guaranteed by the housing GSEs (Fannie Mae and Freddie Mac), other United States obligations - guaranteed RMBS (Ginnie Mae), and corporate debentures issued by the TVA and other GSEs.

A Finance Agency regulation provides that the total value of our investments in MBS and ABS, calculated using amortized historical cost, must not exceed 300% of our total regulatory capital, consisting of Retained Earnings, Class B Capital Stock, and MRCS, as of the day we purchase the securities, based on the capital amount most recently reported to the Finance Agency. If our outstanding investments in MBS and ABS exceed the limitation at any time, but were in compliance at the time we purchased the investments, we would not be considered out of compliance with the regulation, but we would not be permitted to purchase additional investments in MBS or ABS until these outstanding investments were within the capital limitation. These investments, as a percentage of total regulatory capital, were 287% at June 30, 2013, compared to 295% at December 31, 2012. Generally, our goal is to maintain these investments near the 300% limit.

The following table presents the carrying values of our investments by credit rating, grouped by investment category. Applicable rating levels are determined using the lowest relevant long-term rating from S&P, Moody's and Fitch each stated in terms of the S&P equivalent. Rating modifiers are ignored when determining the applicable rating level for a given counterparty or investment ($ amounts in millions):

					Below
					Investment
June 30, 2013	AAA	AA	A	BBB	Grade	Total
Short-term investments:
Interest-Bearing Deposits	$—	$—	$—	$—	$—	$—
Securities Purchased Under Agreements to Resell	—	1,450	—	—	—	1,450
Federal Funds Sold	—	1,305	752	—	—	2,057
Total short-term investments	—	2,755	752	—	—	3,507
AFS securities:
GSE and TVA debentures	—	3,204	—	—	—	3,204
Private-label RMBS	—	—	—	—	512	512
Total AFS securities	—	3,204	—	—	512	3,716
HTM securities:
GSE debentures	—	269	—	—	—	269
Other U.S. obligations - guaranteed RMBS	—	3,076	—	—	—	3,076
GSE RMBS	—	3,697	—	—	—	3,697
Private-label RMBS	—	30	33	50	73	186
Private-label ABS	—	—	14	—	2	16
Total HTM securities	—	7,072	47	50	75	7,244
Total investments, carrying value	$—	$13,031	$799	$50	$587	$14,467

Percentage of total	—%	90%	6%	—%	4%	100%

December 31, 2012
Short-term investments:
Interest-Bearing Deposits	$—	$—	$—	$—	$—	$—
Securities Purchased Under Agreements to Resell	—	3,250	—	—	—	3,250
Federal Funds Sold	—	1,400	710	—	—	2,110
Total short-term investments	—	4,650	710	—	—	5,360
AFS securities:
GSE and TVA debentures	—	3,340	—	—	—	3,340
Private-label RMBS	—	—	—	—	640	640
Total AFS securities	—	3,340	—	—	640	3,980
HTM securities:
GSE debentures	—	269	—	—	—	269
Other U.S. obligations - guaranteed RMBS	—	3,124	—	—	—	3,124
GSE RMBS	—	3,859	—	—	—	3,859
Private-label RMBS	1	54	45	52	84	236
Private-label ABS	—	—	15	—	2	17
Total HTM securities	1	7,306	60	52	86	7,505
Total investments, carrying value	$1	$15,296	$770	$52	$726	$16,845

Percentage of total	—%	91%	5%	—%	4%	100%

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

Our private-label RMBS and ABS are backed by collateral located only in the United States and the District of Columbia. The top five states, by percentage of collateral located in those states as of June 30, 2013, were California (62%), New York (6%), Florida (5%), New Jersey (2%), and Connecticut (2%).

The table below presents the UPB of our private-label RMBS and ABS by credit rating, based on the lowest of Moody's, S&P, or Fitch ratings each stated in terms of the S&P equivalent, as well as amortized cost, estimated fair value, and OTTI losses by year of securitization as of June 30, 2013 ($ amounts in millions):

	Year of Securitization
	2004
	and
Total Private-label RMBS and ABS	prior	2005	2006	2007	Total
AAA	$—	$—	$—	$—	$—
AA	31	—	—	—	31
A	47	—	—	—	47
BBB	35	16	—	—	51
Below investment grade:
BB	18	—	—	—	18
B	48	2	—	—	50
CCC	—	194	—	—	194
CC	—	188	—	—	188
D	—	30	66	94	190
Total below investment grade	66	414	66	94	640
Total UPB	$179	$430	$66	$94	$769

Amortized cost	$178	$388	$61	$72	$699
Gross unrealized losses (1)	(4)	—	—	—	(4)
Estimated fair value	174	395	62	79	710

Credit losses (year-to-date) (2):
Total OTTI losses	$—	$—	$—	$—	$—
Portion reclassified to (from) OCI	—	—	—	—	—
OTTI credit losses	$—	$—	$—	$—	$—

Weighted average percentage of estimated fair value to UPB	98%	92%	94%	84%	92%

(1)	Unrealized losses represent the difference between estimated fair value and amortized cost where estimated fair value is less than amortized cost. These amounts exclude unrealized gains.

(2)	Amounts include OTTI losses for securities held at June 30, 2013 only.

The following table presents the UPB of our private-label RMBS and ABS by collateral type and loan type ($ amounts in millions):

	June 30, 2013			December 31, 2012
	Fixed	Variable		Fixed	Variable
By Collateral Type (1)	Rate	Rate (2)(3)	Total	Rate	Rate (2)(3)	Total
Prime loans	$150	$585	$735	$220	$719	$939
Alt-A loans	18	—	18	58	—	58
Subprime loans	14	2	16	15	2	17
Total private-label RMBS and ABS, at UPB	$182	$587	$769	$293	$721	$1,014

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

Our housing price forecast includes a short-term housing price forecast using whole percentages, with projected changes ranging from (5.0)% to 7.0% over the twelve month period beginning April 1, 2013. For the vast majority of housing markets, the short-term forecast has changes from (3.0)% to 5.0%. Thereafter, home prices are projected to recover (or continue to recover) using one of five different recovery paths.

The following table presents projected home price recovery by months following the short-term housing price forecast:

Months	Recovery Range % (Annualized)
1 - 6	0.0%	–	3.0%
7 - 12	1.0%	–	4.0%
13 - 18	2.0%	–	4.0%
19 - 30	2.0%	–	5.0%
31 - 54	2.0%	–	6.0%
Thereafter	2.3%	–	5.6%

The following tables present additional significant modeling assumptions used to determine whether a security was OTTI during the second quarter of 2013, as well as the related current credit enhancement as of June 30, 2013. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. A credit enhancement percentage of zero reflects securities that have no remaining credit support and are likely to have experienced an actual principal loss. The calculated averages represent the dollar-weighted averages of all of the private-label RMBS and ABS in each category shown. RMBS and ABS are classified as prime, Alt-A or subprime based on the model used to estimate the cash flows for the security, which may not be the same as the classification by the rating agency at the time of origination ($ amounts in millions).

		Significant Modeling Assumptions for all Private-label RMBS			Current Credit Enhancement
		Prepayment Rates	Default Rates	Loss Severities
		Weighted	Weighted	Weighted	Weighted
Year of Securitization	UPB	Average %	Average %	Average %	Average %
Prime:
2007	$94	8%	25%	38%	—%
2006	65	11%	20%	37%	—%
2005	431	10%	12%	33%	4%
2004 and prior	145	15%	6%	29%	15%
Total Prime	735	11%	13%	33%	5%
Alt-A:
2004 and prior	18	16%	7%	31%	12%
Total Alt-A	18	16%	7%	31%	12%
Total private-label RMBS	$753	11%	13%	33%	5%

		Significant Modeling Assumptions for all ABS - Home Equity Loans			Current Credit Enhancement
		Prepayment Rates	Default Rates	Loss Severities
		Weighted	Weighted	Weighted	Weighted
Year of Securitization	UPB	Average %	Average %	Average %	Average %
Subprime: 2004 and prior (1)	$2	10%	21%	42%	100%
Total ABS - home equity loans	$2	10%	21%	42%	100%

(1)	These securities are insured by monoline bond insurers.

Mortgage Loans Held for Portfolio.

MPP Credit Enhancements. Credit enhancements for conventional MPP loans include (in order of priority):

•	PMI (when applicable for the purchase of mortgages with an initial loan-to-value ratio of over 80% at the time of purchase);

•	LRA; and

•	SMI (as applicable) purchased by the seller from a third-party provider naming us as the beneficiary.

Apart from these credit enhancements, we have other contractual and legal remedies available to us to manage some risks posed within our mortgage loans portfolio, such as the risk that a seller (or its successor-in-interest) may breach or be unwilling or unable to perform on its contractual obligations to us. During the second quarter of 2013, we exercised our statutory and contractual lien on excess capital stock in the amount of $0.4 million owned by a former member in order to enforce our contractual rights under our MPP and our Advances, Pledge and Security Agreement regarding mortgage loans sold to us.

Primary Mortgage Insurance. The following table presents the PMI providers and related PMI coverage amount on seriously delinquent loans held in our portfolio as of June 30, 2013, and the mortgage insurance company credit ratings as of July 31, 2013 ($ amounts in millions):

			Seriously Delinquent Loans (2)
		Credit
	Credit	Rating		PMI
Mortgage Insurance Company	Rating (1)	Outlook (1)	UPB	Outstanding
MGIC	B	Stable	$6	$2
Republic Mortgage Insurance Company (3)	NR	N/A	4	1
Radian Guaranty, Inc.	B	Stable	3	1
Genworth	B	Stable	3	1
United Guaranty Residential Insurance Corporation	BBB	Stable	2	1
All Others (4)	NR	N/A	2	—
Total			$20	$6

(1)	Represents the lowest credit rating and outlook of S&P, Moody's and Fitch each stated in terms of the S&P equivalent. NR indicates the insurer is not rated.

(2)	Seriously delinquent loans include loans that are 90 days or more past due or in the process of foreclosure.

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

(4)
On October 20, 2011, the Arizona Department of Insurance took possession and control of PMI Mortgage Insurance Co. Beginning October 24, 2011, PMI Mortgage Insurance Co. paid only 50% of its claim amounts with the remaining amount deferred until the company is liquidated. On April 5, 2013, PMI Mortgage Insurance Company announced regulatory approval of a plan to pay 55% of its claims amounts for claims settled subsequent to October 24, 2011.

Lender Risk Account. The following table presents the changes in the LRA for original MPP and MPP Advantage ($ amounts in millions):

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
LRA Activity	Original	Advantage	Total	Original	Advantage	Total
Balance of LRA, beginning of period	$13	$21	$34	$17	$6	$23
Additions	1	8	9	2	6	8
Claims paid	(2)	—	(2)	(5)	—	(5)
Distributions	(1)	—	(1)	—	—	—
Balance of LRA, end of period	$11	$29	$40	$14	$12	$26

Credit Risk Exposure to Supplemental Mortgage Insurance Providers. As of June 30, 2013, we were the beneficiary of SMI coverage under our original MPP on mortgage pools with a total UPB of $2.7 billion. Two mortgage insurance companies provide all of the SMI coverage. The following table presents the SMI exposure and the lowest credit rating and outlook of S&P, Moody's and Fitch each stated in terms of the S&P equivalent as of July 31, 2013 ($ amounts in millions):

Mortgage Insurance Company	Credit Rating	Credit Rating Outlook	June 30, 2013	December 31, 2012
MGIC	B	Stable	$40	$45
Genworth	B	Stable	15	19
Total			$55	$64

MPP and MPF Loan Concentration. The mortgage loans purchased through the MPP and the participation interests purchased through the MPF program are currently dispersed across 50 states and the District of Columbia. No single zip code represented more than 1% of mortgage loans outstanding at June 30, 2013 or December 31, 2012. As of June 30, 2013, 31% and 25% of our conventional mortgage loans were concentrated in our district states of Indiana and Michigan, respectively. It is likely that the concentration of mortgage loans in Indiana and Michigan will increase in the future due to the loss of the three largest sellers in 2006 - 2007 that were our primary sources of nationwide mortgages. The median outstanding size of our mortgage loans was approximately $131 thousand at June 30, 2013 and approximately $130 thousand at December 31, 2012.

MPP and MPF Credit Performance. The serious delinquency rate for the MPP FHA mortgages was 0.37% at June 30, 2013, compared to 0.38% at December 31, 2012. We rely on insurance provided by the FHA, which generally provides coverage for 100% of the principal balance of the underlying mortgage loan and defaulted interest at the debenture rate. However, we would receive defaulted interest at the contractual rate from the servicer.

The serious delinquency rate for MPP conventional mortgages was 1.91% at June 30, 2013, compared to 2.15% at December 31, 2012. Both rates were below the national serious delinquency rate. There was one seriously delinquent MPF loan at June 30, 2013. See Notes to Financial Statements - Note 8 - Allowance for Credit Losses for more information.

Derivatives. The Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, provides for new statutory and regulatory requirements for derivatives transactions, including those we use to hedge our interest rate and other risks. Since June 10, 2013, we have been required to clear certain interest rate swaps that fall within the scope of the first mandatory clearing determination.

We are subject to credit risk due to the potential of nonperformance by the counterparties to our derivative agreements. Our derivative transactions are either (i) bilateral derivatives, which are traded over-the-counter with a counterparty, or (ii) cleared derivatives, which are over-the-counter cleared through a Futures Commission Merchant with a Clearinghouse.
Bilateral Derivatives. We are subject to non-performance by the counterparties to our derivative agreements. We require collateral agreements with collateral delivery thresholds on a majority of bilateral derivatives. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty must deliver collateral to us if the total market value of our exposure to that counterparty rises above a specific trigger point.

Cleared Derivatives. We are subject to credit risk due to the potential nonperformance by the Clearinghouse because we are required to post initial and variation margin through the clearing member, on behalf of the Clearinghouse, which exposes us to institutional credit risk if either the clearing member or the Clearinghouse fails to meet its obligations. Collateral is required to be posted daily for changes in the value of cleared derivatives to mitigate each counterparty's credit risk.
In addition, all derivative transactions are subject to new mandatory reporting and recordkeeping requirements. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Accounting and Regulatory Developments in our 2012 Form 10-K for more information.
The following table presents key information on derivative counterparties on a settlement date basis using credit ratings from S&P or Moody's stated in terms of the S&P equivalent ($ amounts in millions):

		Net Derivatives	Cash Collateral
	Notional	Fair Value	Pledged To (From)	Net Credit
June 30, 2013	Amount	Before Collateral	Counterparty	Exposure
Non-member counterparties:
Asset positions with credit exposure
Bilateral derivatives - A	$142	$1	$—	$1
Cleared derivatives (1)	—	—	—	—
Liability positions with credit exposure
Bilateral derivatives	—	—	—	—
Cleared derivatives (1)	612	(1)	3	2
Total derivative positions with credit exposure to non-member counterparties	754	—	3	3
Member institutions (2)	26	—	—	—
Subtotal	780	$—	$3	$3
Derivative positions without credit exposure	30,653
Total	$31,433

December 31, 2012
Non-member counterparties:
Asset positions with credit exposure
Bilateral derivatives - A	$1,956	$1	$—	$1
Cleared derivatives (1)	—	—	—	—
Liability positions with credit exposure
Bilateral derivatives	—	—	—	—
Cleared derivatives (1)	—	—	—	—
Total derivative positions with credit exposure to non-member counterparties	1,956	1	—	1
Member institutions (2)	125	—	—	—
Subtotal	2,081	$1	$—	$1
Derivative positions without credit exposure	31,946
Total	$34,027

(1)	Represents derivative transactions cleared with a Clearinghouse, which is not rated.

(2)	Includes MDCs from member institutions (MPP) and FHLBank of Topeka PFIs (MPF).

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

Duration of Equity. The following table presents the effective duration of equity levels for our total position, which are subject to internal policy guidelines:

Date	-200 bps (1)	0 bps	+200 bps
June 30, 2013	2.0 years	(2.9) years	0.6 years
December 31, 2012	(4.2) years	0.3 years	0.4 years

(1)
Our internal policy guidelines provide for the calculation of the duration of equity in a low-rate environment to be based on the Finance Agency Advisory Bulletin 03-09, as modified September 3, 2008. Under these guidelines, our duration of equity was (2.9) years at June 30, 2013 and 0.3 years at December 31, 2012.

We were in compliance with the duration of equity limits established at both dates. The decrease in the base case (0 bps) duration of equity level at June 30, 2013 compared to December 31, 2012 was primarily due to the CO curve shifting upward more than the LIBOR curve, which extended the duration of our debt more than the duration of our assets.

Duration Gap. The duration gap was (3.7) months at June 30, 2013, compared to (0.7) months at December 31, 2012.

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

Date	VaR
June 30, 2013	$246
December 31, 2012	106

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

Date	-200 bps	+200 bps
June 30, 2013	(5.5)%	1.9%
December 31, 2012	(3.1)%	1.3%

See Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Use of Derivative Hedges in our 2012 Form 10-K for more information about our use of derivative hedges.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act of 1934, as amended ("Exchange Act") is: (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and (b) accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal accounting officer, to allow timely decisions regarding required disclosures. As of June 30, 2013, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the Principal Executive Officer), Chief Financial Officer (the Principal Financial Officer), and Chief Accounting Officer (the Principal Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Internal Control Over Financial Reporting

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting, as defined in rules 13a-15(f) and 15(d)-15(f) of the Exchange Act that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our district is comprised of the states of Indiana and Michigan. Economic data for our district have generally been unfavorable compared to national data, with unemployment and foreclosure rates higher than national rates. On July 18, 2013, the city of Detroit filed for bankruptcy protection under Chapter 9 of the bankruptcy code. While there have been legal challenges to the filing, this case is proceeding and could continue for some time. Although we have no direct credit exposure to the city of Detroit, we do not know how this case could affect the state of Michigan and its economy or our members. If Michigan's economy or our members are adversely affected, our financial condition and results of operations could be negatively impacted. Conversely, if the bankruptcy effectively stabilizes the city of Detroit, our business could be favorably affected in the long term.

Our Credit Rating, the Credit Rating of One or More of the Other FHLBanks, or the Credit Rating of the Consolidated Obligations Could be Lowered, Which Could Adversely Impact Our Cost of Funds, Our Ability to Access the Capital Markets, and/or Our Ability to Enter Into Derivative Instrument Transactions on Acceptable Terms.

On June 10, 2013, S&P affirmed the AA+ long-term senior debt rating of the FHLBank System and revised its outlook on our Consolidated Obligations from negative to stable. S&P also affirmed the A-1+ short-term debt ratings of the FHLBank System. The outlook on the FHLBank System was revised to stable reflecting the stable outlook of the United States government. In the application of S&P's Government Related Entities criteria, the ratings of the FHLBank System are constrained by the long-term sovereign rating of the United States government. On July 18, 2013, Moody's affirmed the Aaa long-term senior debt rating of the FHLBank System and revised its outlook on our Consolidated Obligations from negative to stable. Moody's also affirmed the Prime-1 short-term debt ratings of the FHLBank System. The outlook on the FHLBank System was revised to stable as a result of the update of the outlook of the United States government to stable.

Although previous negative rating actions have not had an impact on our funding costs, uncertainty still remains regarding possible longer-term effects resulting from rating actions. Our cost of issuing debt could be adversely affected if our credit rating or the credit ratings of one or more other FHLBanks are lowered. Any future downgrades in our credit ratings and outlook, especially a downgrade to AA or equivalent, could result in higher funding costs or disruptions in our access to capital markets, including additional collateral posting requirements under certain derivative instrument agreements. Furthermore, member demand for certain of our products could possibly weaken. To the extent that we cannot access funding when needed on acceptable terms to effectively manage our cost of funds, our financial condition and results of operations and the value of membership in our Bank may be negatively affected.

Item 6.  EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Organization Certificate of the Federal Home Loan Bank of Indianapolis, incorporated by reference to our Registration Statement on Form 10 filed on February 14, 2006

3.2*	Bylaws of the Federal Home Loan Bank of Indianapolis, incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on May 21, 2010

4*	Capital Plan of the Federal Home Loan Bank of Indianapolis, effective September 5, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on August 5, 2011

10.1*+	Form of Key Employee Severance Agreement for Executive Officers, incorporated by reference to our Current Report on Form 8-K, filed on November 20, 2007

10.2*+	Directors' Compensation and Travel Expense Reimbursement Policy effective January 1, 2013, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed December 18, 2012

10.3*+	Federal Home Loan Bank of Indianapolis 2011 Long Term Incentive Plan, effective January 1, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on August 3, 2011

10.4*+	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 27, 2006

10.5*+	Form of Key Employee Severance Agreement for Executive Officers, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on February 4, 2011

10.6*+	Joint Capital Enhancement Agreement dated August 5, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on August 5, 2011

10.7*+
Federal Home Loan Bank of Indianapolis Incentive Plan, effective January 1, 2012, as amended and/or updated on March 19, 2012, May 18, 2012, November 15, 2012 and May 29, 2013, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on June 4, 2013

31.1	Certification of the President - Chief Executive Officer to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Senior Vice President - Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Senior Vice President - Chief Accounting Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

32
Certification of the President - Chief Executive Officer, Senior Vice President - Chief Financial Officer, and Senior Vice President - Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

Exhibit Number	Description

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* These documents are incorporated by reference.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

August 9, 2013	By:	/s/ CINDY L. KONICH
	Name:	Cindy L. Konich
	Title:	President - Chief Executive Officer

August 9, 2013	By:	/s/ ROBERT E. GRUWELL
	Name:	Robert E. Gruwell
	Title:	Senior Vice President - Chief Financial Officer

August 9, 2013	By:	/s/ K. LOWELL SHORT, JR.
	Name:	K. Lowell Short, Jr.
	Title:	Senior Vice President - Chief Accounting Officer