Form 10-Q
period 2013-09-30
Federal Home Loan Bank of Indianapolis
filed 2013-11-08
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
☐  Yes            ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of October 31, 2013
Class B Stock, par value $100	16,908,928

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Federal Home Loan Bank of Indianapolis
Statements of Condition
(Unaudited, $ amounts and shares in thousands, except par value)

	September 30, 2013	December 31, 2012
Assets:
Cash and Due from Banks	$514,383	$105,472
Interest-Bearing Deposits	487	48
Securities Purchased Under Agreements to Resell	2,700,000	3,250,000
Federal Funds Sold	245,000	2,110,000
Available-for-Sale Securities (Notes 3 and 5)	3,688,783	3,980,580
Held-to-Maturity Securities (Estimated Fair Values of $7,437,226 and $7,738,596, respectively) (Notes 4 and 5)	7,321,459	7,504,643
Advances (Note 6)	18,796,297	18,129,458
Mortgage Loans Held for Portfolio, net of allowance for credit losses of $(5,500) and $(10,000), respectively (Notes 7 and 8)	6,159,647	6,001,405
Accrued Interest Receivable	81,966	87,455
Premises, Software, and Equipment, net	34,047	28,144
Derivative Assets, net (Note 9)	7,655	821
Other Assets	27,111	29,610
Total Assets	$39,576,835	$41,227,636

Liabilities:
Deposits (Note 10):	$1,114,509	$1,787,151
Consolidated Obligations (Note 11):
Discount Notes	7,804,773	8,924,085
Bonds	27,623,120	27,407,530
Total Consolidated Obligations	35,427,893	36,331,615
Accrued Interest Payable	94,866	87,777
Affordable Housing Program Payable (Note 12)	39,774	34,362
Derivative Liabilities, net (Note 9)	187,234	201,115
Mandatorily Redeemable Capital Stock (Note 13)	255,319	450,716
Other Liabilities	71,733	119,058
Total Liabilities	37,191,328	39,011,794

Commitments and Contingencies (Note 18)

Capital (Note 13):
Capital Stock Putable (at par value of $100 per share):
Class B-1 issued and outstanding shares: 16,798 and 16,327, respectively	1,679,835	1,632,720
Class B-2 issued and outstanding shares: 42 and 16, respectively	4,180	1,580
Total Capital Stock Putable	1,684,015	1,634,300
Retained Earnings:
Unrestricted	617,186	549,773
Restricted	69,404	41,827
Total Retained Earnings	686,590	591,600
Total Accumulated Other Comprehensive Income (Loss) (Note 14)	14,902	(10,058)
Total Capital	2,385,507	2,215,842

Total Liabilities and Capital	$39,576,835	$41,227,636

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
(Unaudited, $ amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest Income:
Advances	$30,531	$42,089	$93,763	$131,002
Prepayment Fees on Advances, net	273	1,497	8,127	4,330
Interest-Bearing Deposits	87	271	476	745
Securities Purchased Under Agreements to Resell	71	1,074	954	2,534
Federal Funds Sold	380	672	1,572	1,652
Available-for-Sale Securities	6,983	10,843	23,440	31,617
Held-to-Maturity Securities	34,998	38,477	106,008	123,178
Mortgage Loans Held for Portfolio, net	59,763	62,615	186,186	195,733
Other, net	574	569	1,121	1,322
Total Interest Income	133,660	158,107	421,647	492,113
Interest Expense:
Consolidated Obligation Discount Notes	1,732	2,492	6,101	5,095
Consolidated Obligation Bonds	77,552	93,158	235,630	295,007
Deposits	25	20	70	71
Mandatorily Redeemable Capital Stock	2,225	3,355	6,713	10,592
Total Interest Expense	81,534	99,025	248,514	310,765

Net Interest Income	52,126	59,082	173,133	181,348
Provision for (Reversal of) Credit Losses	314	5,634	(3,451)	7,917

Net Interest Income After Provision for Credit Losses	51,812	53,448	176,584	173,431
Other Income (Loss):
Total Other-Than-Temporary Impairment Losses	—	—	—	(6)
Non-Credit Portion Reclassified to (from) Other Comprehensive Income, net	—	(14)	(1,924)	(3,588)
Net Other-Than-Temporary Impairment Losses, credit portion	—	(14)	(1,924)	(3,594)
Net Realized Gains from Sale of Available-for-Sale Securities	—	—	17,135	—
Net Gains (Losses) on Derivatives and Hedging Activities	(125)	(3,056)	10,671	(7,443)
Service Fees	225	236	684	723
Standby Letters of Credit Fees	119	192	873	680
Other, net	332	474	1,024	979
Total Other Income (Loss)	551	(2,168)	28,463	(8,655)
Other Expenses:
Compensation and Benefits	14,101	8,516	33,153	26,565
Other Operating Expenses	4,520	3,893	13,002	12,022
Federal Housing Finance Agency	550	838	1,914	2,674
Office of Finance	640	592	2,104	1,872
Other	354	243	925	668
Total Other Expenses	20,165	14,082	51,098	43,801

Income Before Assessments	32,198	37,198	153,949	120,975

Affordable Housing Program Assessments	3,442	4,056	16,066	13,157

Net Income	$28,756	$33,142	$137,883	$107,818

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Comprehensive Income
(Unaudited, $ amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net Income	$28,756	$33,142	$137,883	$107,818

Other Comprehensive Income:
Net Change in Unrealized Gains (Losses) on Available-for-Sale Securities	2,392	3,606	(9,468)	(1,579)

Non-Credit Portion of Other-Than-Temporary Impairment Losses on Available-for-Sale Securities:
Reclassification of Non-Credit Portion to Other Income	—	14	1,924	3,592
Net Change in Fair Value Not in Excess of Cumulative Non-Credit Losses	(84)	32,311	35,095	64,096
Unrealized Gains (Losses)	2,474	3,301	7,615	8,055
Reclassification of Net Realized Gains From Sale to Other Income	—	—	(17,135)	—
Net Non-Credit Portion of Other-Than-Temporary Impairment Losses on Available-for-Sale Securities	2,390	35,626	27,499	75,743

Non-Credit Portion of Other-Than-Temporary Impairment Losses on Held-to-Maturity Securities:
Reclassification of Non-Credit Portion from Other Income	—	—	—	(4)
Accretion of Non-Credit Portion	18	18	55	64
Net Non-Credit Portion of Other-Than-Temporary Impairment Losses on Held-to-Maturity Securities	18	18	55	60

Pension Benefits	6,175	(570)	6,874	(1,713)

Total Other Comprehensive Income	10,975	38,680	24,960	72,511

Total Comprehensive Income	$39,731	$71,822	$162,843	$180,329

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Nine Months Ended September 30, 2013 and 2012
(Unaudited, $ amounts and shares in thousands)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2011	15,631	$1,563,056	$484,511	$13,162	$497,673	$(113,541)	$1,947,188

Proceeds from Sale of Capital Stock	569	56,988					56,988
Net Shares Reclassified to Mandatorily Redeemable Capital Stock	(35)	(3,513)					(3,513)

Total Comprehensive Income			86,254	21,564	107,818	72,511	180,329

Distributions on Mandatorily Redeemable Capital Stock			(27)	—	(27)		(27)
Cash Dividends on Capital Stock (3.00% annualized)			(35,201)	—	(35,201)		(35,201)

Balance, September 30, 2012	16,165	$1,616,531	$535,537	$34,726	$570,263	$(41,030)	$2,145,764

Balance, December 31, 2012	16,343	$1,634,300	$549,773	$41,827	$591,600	$(10,058)	$2,215,842

Proceeds from Sale of Capital Stock	1,451	145,156					145,156
Net Shares Reclassified to Mandatorily Redeemable Capital Stock	(954)	(95,441)					(95,441)

Total Comprehensive Income			110,306	27,577	137,883	24,960	162,843

Distributions on Mandatorily Redeemable Capital Stock			(137)	—	(137)		(137)
Cash Dividends on Capital Stock (3.50% annualized)			(42,756)	—	(42,756)		(42,756)

Balance, September 30, 2013	16,840	$1,684,015	$617,186	$69,404	$686,590	$14,902	$2,385,507

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
(Unaudited, $ amounts in thousands)

	Nine Months Ended
	September 30,
	2013	2012
Operating Activities:
Net Income	$137,883	$107,818
Adjustments to reconcile Net Income to Net Cash provided by Operating Activities:
Amortization and Depreciation	74,755	71,124
Prepayment Fees on Advances, net of related swap termination fees	(4,335)	(35,497)
Changes in Net Derivative and Hedging Activities	33,983	64,779
Net Other-Than-Temporary Impairment Losses, credit portion	1,924	3,594
Provision for (Reversal of) Credit Losses	(3,451)	7,917
Net Realized Gains from Sale of Available-for-Sale Securities	(17,135)	—
Changes in:
Accrued Interest Receivable (adjusted for capitalized interest)	5,626	(1,115)
Other Assets	7,526	4,384
Accrued Interest Payable	7,088	(6,273)
Other Liabilities	1,141	3,932
Total Adjustments, net	107,122	112,845
Net Cash provided by Operating Activities	245,005	220,663

Investing Activities:
Changes in:
Interest-Bearing Deposits	280,168	(17,635)
Securities Purchased Under Agreements to Resell	550,000	(2,150,000)
Federal Funds Sold	1,865,000	659,000
Purchases of Premises, Software, and Equipment	(7,781)	(9,073)
Available-for-Sale Securities:
Proceeds from Maturities of Long-Term	64,978	53,162
Proceeds from Sales of Long-Term	129,471	—
Purchases of Long-Term	—	(1,310,060)
Held-to-Maturity Securities:
Proceeds from Maturities of Long-Term	835,899	2,740,889
Purchases of Long-Term	(696,238)	(1,144,255)
Advances:
Principal Collected	31,058,385	34,329,908
Disbursed to Members	(32,041,661)	(34,401,609)
Mortgage Loans Held for Portfolio:
Principal Collected	1,095,371	1,108,146
Purchases of Loans and Participation Interests	(1,263,177)	(1,006,139)
Net Cash provided by (used in) Investing Activities	1,870,415	(1,147,666)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
(Unaudited, $ amounts in thousands)

	Nine Months Ended
	September 30,
	2013	2012
Financing Activities:
Changes in Deposits	(671,842)	142,535
Net Payments on Derivative Contracts with Financing Elements	(54,118)	(62,539)
Net Proceeds from Issuance of Consolidated Obligations:
Discount Notes	52,000,451	102,721,071
Bonds	16,351,138	18,821,982
Payments for Matured and Retired Consolidated Obligations:
Discount Notes	(53,119,138)	(99,696,868)
Bonds	(16,024,425)	(21,432,000)
Other Federal Home Loan Banks:
Proceeds from Borrowings	427,000	—
Payments for Maturities	(427,000)	—
Proceeds from Sale of Capital Stock	145,156	56,988
Payments for Redemption/Repurchase of Mandatorily Redeemable Capital Stock	(290,975)	(6,709)
Cash Dividends Paid on Capital Stock	(42,756)	(35,201)
Net Cash provided by (used in) Financing Activities	(1,706,509)	509,259

Net Increase (Decrease) in Cash and Due from Banks	408,911	(417,744)
Cash and Due from Banks at Beginning of Period	105,472	512,682
Cash and Due from Banks at End of Period	$514,383	$94,938

Supplemental Disclosures:
Interest Paid	$250,138	$307,498
Affordable Housing Program Payments	10,654	11,455
Capitalized Interest on Certain Held-to-Maturity Securities	6,562	14,610
Par Value of Net Shares Reclassified to Mandatorily Redeemable Capital Stock	95,441	3,513

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

Our significant accounting policies and certain other disclosures are set forth in Note 1 - Summary of Significant Accounting Policies in our 2012 Form 10-K. There have been no material changes to these policies through September 30, 2013, except as noted below.

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

Financial Instruments with Legal Right of Offset. We present certain financial instruments, including derivative instruments and securities purchased under agreements to resell, on a net basis when they have a legal right of offset and all other requirements for netting are met (collectively referred to as the netting requirements). For these financial instruments, we have elected to offset our derivative asset and liability positions, as well as cash collateral received or pledged, when we have met the netting requirements. We did not have any offsetting liabilities related to securities purchased under agreements to resell at September 30, 2013 and December 31, 2012.

The net exposure for these financial instruments can change daily; therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested, and the time when this collateral is received or pledged. Likewise, there may be a delay for excess collateral to be returned. For derivative instruments that meet the netting requirements, any excess cash collateral received or pledged is recognized as a derivative liability or derivative asset. Additional information regarding these transactions is provided in Note 9 - Derivatives and Hedging Activities. Based on the estimated fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 2 - Recently Adopted and Issued Accounting Guidance

Inclusion of the Fed Funds Effective Swap Rate (or OIS) as a Benchmark Interest Rate for Hedge Accounting Purposes. On July 17, 2013, the FASB amended existing guidance to include the Fed Funds Effective Swap Rate, also referred to as OIS, as a United States benchmark interest rate for hedge accounting purposes. Including OIS as an acceptable United States benchmark interest rate, in addition to United States Treasuries and LIBOR, will provide a more comprehensive spectrum of interest rate resets to use as the designated benchmark interest rate risk component under the hedge accounting guidance. The amendments also remove the restriction on using different benchmark interest rates for similar hedges. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate, and are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. However, we continue to designate LIBOR as our benchmark interest rate, and therefore, the adoption of this guidance has not had a material effect on our hedging activities.

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

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Advisory Bulletin 2012-02. On April 9, 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention ("AB-2012-02"). The guidance establishes a standard and uniform methodology for adversely classifying certain assets other than investment securities, and prescribes the timing of asset charge-offs based on these classifications. Such classification methodology and accounting treatment differ from our current methodology and accounting policy. AB-2012-02 states that it was effective upon issuance. However, the Finance Agency issued additional guidance that extended the effective date for classification purposes to January 1, 2014 and the effective date for financial reporting purposes to January 1, 2015. We are in the process of implementing this guidance and evaluating its effect on our financial condition, results of operations and cash flows, but we do not expect it to be material.

Note 3 - Available-for-Sale Securities

Major Security Types. The following table presents information on our AFS securities:

			Gross	Gross
	Amortized	Non-Credit	Unrealized	Unrealized	Estimated
September 30, 2013	Cost (1)	OTTI	Gains	Losses	Fair Value
GSE and TVA debentures	$3,197,347	$—	$8,646	$(5,779)	$3,200,214
Private-label RMBS	470,754	(242)	18,057	—	488,569
Total AFS securities	$3,668,101	$(242)	$26,703	$(5,779)	$3,688,783

December 31, 2012
GSE and TVA debentures	$3,328,103	$—	$13,007	$(672)	$3,340,438
Private-label RMBS	649,826	(20,126)	10,442	—	640,142
Total AFS securities	$3,977,929	$(20,126)	$23,449	$(672)	$3,980,580

(1)
Amortized cost of AFS securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of principal, and, if applicable, OTTI recognized in earnings (credit losses) and fair-value hedge accounting adjustments.

Premiums and Discounts. At September 30, 2013 and December 31, 2012, the amortized cost of our RMBS classified as AFS securities included OTTI credit losses, OTTI-related accretion adjustments, and unamortized purchase discounts resulting in net discounts of $68,584 and $110,664, respectively.

Unrealized Loss Positions. The following table presents impaired AFS securities (i.e., in an unrealized loss position), which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
September 30, 2013	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE and TVA debentures	$998,420	$(5,779)	$—	$—	$998,420	$(5,779)
Private-label RMBS	—	—	7,719	(242)	7,719	(242)
Total impaired AFS securities	$998,420	$(5,779)	$7,719	$(242)	$1,006,139	$(6,021)

December 31, 2012
GSE and TVA debentures	$398,265	$(672)	$—	$—	$398,265	$(672)
Private-label RMBS	—	—	471,359	(20,126)	471,359	(20,126)
Total impaired AFS securities	$398,265	$(672)	$471,359	$(20,126)	$869,624	$(20,798)

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Redemption Terms. The amortized cost and estimated fair value of non-MBS AFS securities by contractual maturity are presented below. MBS are not presented by contractual maturity because their actual maturities will likely differ from contractual maturities as borrowers have the right to prepay obligations with or without prepayment fees.

	September 30, 2013		December 31, 2012
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	2,040,424	2,048,487	2,038,791	2,048,429
Due after five years through ten years	1,123,231	1,118,511	1,197,884	1,200,979
Due after ten years	33,692	33,216	91,428	91,030
Total Non-MBS	3,197,347	3,200,214	3,328,103	3,340,438
Total MBS	470,754	488,569	649,826	640,142
Total AFS securities	$3,668,101	$3,688,783	$3,977,929	$3,980,580

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Sales of AFS Securities	2013	2012	2013	2012
Proceeds from sale	$—	$—	$129,471	$—

Previously recognized OTTI credit losses including accretion	$—	$—	$38,806	$—

Gross realized gains	$—	$—	$17,135	$—
Gross realized losses	—	—	—	—
Net Realized Gains from Sale of Available-for-Sale Securities	$—	$—	$17,135	$—

As of September 30, 2013, we had no intention of selling the remaining AFS securities in an unrealized loss position nor did we consider it more likely than not that we will be required to sell these securities before our anticipated recovery of each security's remaining amortized cost basis.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 4 - Held-to-Maturity Securities

Major Security Types. The following table presents information on our HTM securities:

				Gross	Gross
				Unrecognized	Unrecognized
	Amortized	Non-Credit	Carrying	Holding	Holding	Estimated
September 30, 2013	Cost (1)	OTTI	Value (2)	Gains (3)	Losses (3)	Fair Value
GSE debentures	$268,998	$—	$268,998	$663	$—	$269,661
MBS and ABS:
Other U.S. obligations -guaranteed RMBS	3,090,243	—	3,090,243	53,058	(11,493)	3,131,808
GSE RMBS	3,781,786	—	3,781,786	81,713	(4,828)	3,858,671
Private-label RMBS	165,093	—	165,093	488	(1,802)	163,779
Manufactured housing loan ABS	13,410	—	13,410	—	(2,010)	11,400
Home equity loan ABS	2,186	(257)	1,929	105	(127)	1,907
Total MBS and ABS	7,052,718	(257)	7,052,461	135,364	(20,260)	7,167,565
Total HTM securities	$7,321,716	$(257)	$7,321,459	$136,027	$(20,260)	$7,437,226

December 31, 2012
GSE debentures	$268,996	$—	$268,996	$357	$—	$269,353
MBS and ABS:
Other U.S. obligations -guaranteed RMBS	3,123,784	—	3,123,784	84,169	(1,345)	3,206,608
GSE RMBS	3,859,172	—	3,859,172	155,044	(76)	4,014,140
Private-label RMBS	235,778	—	235,778	992	(2,577)	234,193
Manufactured housing loan ABS	14,779	—	14,779	—	(2,276)	12,503
Home equity loan ABS	2,446	(312)	2,134	5	(340)	1,799
Total MBS and ABS	7,235,959	(312)	7,235,647	240,210	(6,614)	7,469,243
Total HTM securities	$7,504,955	$(312)	$7,504,643	$240,567	$(6,614)	$7,738,596

(1)	Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, collection of principal, and, if applicable, OTTI recognized in earnings (credit losses).

(2)	Carrying value of HTM securities represents amortized cost after adjustment for non-credit OTTI recognized in AOCI.

(3)	Gross unrecognized holding gains (losses) represents the difference between estimated fair value and carrying value.

Premiums and Discounts. At September 30, 2013 and December 31, 2012, the amortized cost of our MBS and ABS HTM securities included unamortized purchase premiums and discounts, OTTI credit losses, and OTTI-related accretion adjustments resulting in net premiums of $47,662 and $51,784, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Unrealized Loss Positions. The following table presents impaired HTM securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position. None of our non-MBS were in an unrealized loss position at September 30, 2013 or December 31, 2012.

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
September 30, 2013	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses (1)
MBS and ABS:
Other U.S. obligations - guaranteed RMBS	$1,415,791	$(7,734)	$435,953	$(3,759)	$1,851,744	$(11,493)
GSE RMBS	1,357,575	(4,805)	7,590	(23)	1,365,165	(4,828)
Private-label RMBS	48,662	(311)	64,397	(1,491)	113,059	(1,802)
Manufactured housing loan ABS	—	—	11,399	(2,010)	11,399	(2,010)
Home equity loan ABS	—	—	1,907	(279)	1,907	(279)
Total MBS and ABS	2,822,028	(12,850)	521,246	(7,562)	3,343,274	(20,412)
Total impaired HTM securities	$2,822,028	$(12,850)	$521,246	$(7,562)	$3,343,274	$(20,412)

December 31, 2012
MBS and ABS:
Other U.S. obligations - guaranteed RMBS	$274,784	$(432)	$460,152	$(913)	$734,936	$(1,345)
GSE RMBS	124,225	(76)	—	—	124,225	(76)
Private-label RMBS	7,258	(36)	155,651	(2,541)	162,909	(2,577)
Manufactured housing loan ABS	—	—	12,503	(2,276)	12,503	(2,276)
Home equity loan ABS	—	—	1,799	(647)	1,799	(647)
Total MBS and ABS	406,267	(544)	630,105	(6,377)	1,036,372	(6,921)
Total impaired HTM securities	$406,267	$(544)	$630,105	$(6,377)	$1,036,372	$(6,921)

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

	September 30, 2013			December 31, 2012
	Amortized	Carrying	Estimated	Amortized	Carrying	Estimated
Year of Contractual Maturity	Cost (1)	Value (2)	Fair Value	Cost (1)	Value (2)	Fair Value
Non-MBS:
Due in one year or less	$—	$—	$—	$—	$—	$—
Due after one year through five years	268,998	268,998	269,661	268,996	268,996	269,353
Due after five years through ten years	—	—	—	—	—	—
Due after ten years	—	—	—	—	—	—
Total Non-MBS	268,998	268,998	269,661	268,996	268,996	269,353
Total MBS and ABS	7,052,718	7,052,461	7,167,565	7,235,959	7,235,647	7,469,243
Total HTM securities	$7,321,716	$7,321,459	$7,437,226	$7,504,955	$7,504,643	$7,738,596

(1)	Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, collection of principal, and, if applicable, OTTI recognized in earnings (credit losses).

(2)	Carrying value of HTM securities represents amortized cost after adjustment for non-credit OTTI recognized in AOCI.

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

If either of these conditions is met, we recognize an OTTI loss in earnings equal to the entire difference between the debt security's amortized cost and its estimated fair value as of the Statement of Condition date. For the nine months ended September 30, 2013, we recorded an OTTI credit charge of $1,924, representing the entire difference between our amortized cost basis and its estimated fair value, on one security for which we changed our previous intention to hold until recovery of its amortized cost. We did not have any such change in intent during the three months ended September 30, 2013 or the three and nine months ended September 30, 2012.

For those securities that meet neither of these conditions, we perform a cash flow analysis to determine whether we expect to recover the entire amortized cost of each security as described in Note 6 - Other-Than-Temporary Impairment Analysis of our 2012 Form 10-K. As a result of our analysis, there were no additional OTTI credit losses recognized for the three and nine months ended September 30, 2013 and we recognized additional credit losses of $14 and $3,594 during the three and nine months ended September 30, 2012, respectively. We determined that the unrealized losses on the remaining private-label RMBS and ABS were temporary as we expect to recover the entire amortized cost.

The following table presents a rollforward of the amounts related to credit losses recognized in earnings. The rollforward excludes accretion of credit losses for securities that have not experienced a significant increase in cash flows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Credit Loss Rollforward	2013	2012	2013	2012
Balance at beginning of period	$72,287	$109,214	$109,169	$105,636
Additions:
Additional credit losses for which OTTI was previously recognized	—	14	1,924	3,594
Reductions:
Credit losses on securities sold, matured, paid down or prepaid	—	—	(30,506)	(2)
Unamortized life-to-date credit losses on security that we intend to sell before recovery of its amortized cost basis	—	—	(8,300)	—
Balance at end of period	$72,287	$109,228	$72,287	$109,228

The following table presents the September 30, 2013 classification and balances of OTTI securities impaired prior to September 30, 2013 (i.e., life to date) but not necessarily as of September 30, 2013. Securities are classified based on the originator's classification at the time of origination or based on the classification by the NRSROs upon issuance. Because there is no universally accepted definition of prime, Alt-A or subprime underwriting standards, such classifications are subjective.

	September 30, 2013
	HTM Securities				AFS Securities
OTTI Life-to-Date	UPB	Amortized Cost	Carrying Value	Estimated Fair Value	UPB	Amortized Cost	Estimated Fair Value
Private-label RMBS - prime	$—	$—	$—	$—	$539,339	$470,754	$488,569
Private-label RMBS - Alt-A	—	—	—	—	—	—	—
Home equity loan ABS - subprime	920	884	627	732	—	—	—
Total OTTI securities	$920	$884	$627	$732	$539,339	$470,754	$488,569

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

OTTI Evaluation Process and Results - All Other AFS and HTM Securities.

Other U.S. and GSE Obligations and TVA Debentures. For other U.S. obligations, GSE obligations, and TVA debentures, we determined that the strength of the issuers' guarantees through direct obligations of or support from the United States government is sufficient to protect us from any losses based on current expectations. As a result, we have determined that, as of September 30, 2013, all of the gross unrealized losses are temporary.

Note 6 - Advances

We had Advances outstanding, as presented below by year of contractual maturity, with interest rates ranging from 0% to 8.34%.

	September 30, 2013		December 31, 2012
Year of Contractual Maturity	Amount	WAIR %	Amount	WAIR %
Overdrawn demand and overnight deposit accounts	$17	2.50	$15,004	2.50
Due in 1 year or less	4,184,443	0.67	3,761,551	1.57
Due after 1 year through 2 years	2,019,963	2.56	1,365,251	2.66
Due after 2 years through 3 years	3,832,451	2.40	2,287,033	3.11
Due after 3 years through 4 years	2,969,219	2.35	3,435,097	2.61
Due after 4 years through 5 years	2,027,387	2.23	2,448,083	2.22
Thereafter	3,332,013	2.04	4,070,200	2.49
Total Advances, par value	18,365,493	1.93	17,382,219	2.38
Unamortized discounts (including AHP)	(3,220)		(1,284)
Hedging adjustments	323,670		577,225
Unamortized swap termination fees associated with modified Advances	110,354		171,298
Total Advances	$18,796,297		$18,129,458

At September 30, 2013 and December 31, 2012, we had $3.7 billion outstanding of Advances that can be prepaid without incurring prepayment or termination fees. All other Advances may only be prepaid by paying a fee (prepayment fee) that is sufficient to make us financially indifferent to the prepayment of the Advance.

At September 30, 2013 and December 31, 2012, we had putable Advances outstanding totaling $204,000 and $351,500, respectively. We had no convertible Advances outstanding at September 30, 2013 or December 31, 2012.

The following table presents Advances by the earlier of the year of contractual maturity or the next call date and next put date:

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Put Date
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Overdrawn demand and overnight deposit accounts	$17	$15,004	$17	$15,004
Due in 1 year or less	6,544,808	5,800,961	4,382,443	4,070,551
Due after 1 year through 2 years	1,996,713	1,348,251	2,010,463	1,327,251
Due after 2 years through 3 years	3,896,451	2,163,783	3,803,451	2,250,533
Due after 3 years through 4 years	2,736,469	3,539,097	2,879,719	3,405,097
Due after 4 years through 5 years	1,812,387	2,310,333	1,977,387	2,328,583
Thereafter	1,378,648	2,204,790	3,312,013	3,985,200
Total Advances, par value	$18,365,493	$17,382,219	$18,365,493	$17,382,219

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Prepayment Fees. When a borrower prepays an Advance, future income will be lower if the principal portion of the prepaid Advance is reinvested in lower-yielding assets that continue to be funded by higher-costing debt. To protect against this risk, we generally charge a prepayment fee. Advance prepayment fees, excluding any associated hedging basis adjustments, at the time of the prepayment were $273 and $31,114 for the three and nine months ended September 30, 2013 compared to $5,067 and $12,737 for the three and nine months ended September 30, 2012, respectively.

In cases in which we fund a new Advance to the pre-paying borrower concurrent with or within a short period of time before or after the prepayment of an existing Advance and the Advance meets the accounting criteria to qualify as a modification of the prepaid Advance, any prepayment fee, net of hedging basis adjustments, is deferred, recorded in the basis of the modified Advance, and amortized using a level-yield methodology over the life of the modified Advance, or as an adjustment to the interest coupon accrual of the modified Advance. For the three and nine months ended September 30, 2013, we deferred $197 and $12,132, respectively, of these gross Advance prepayment fees, compared to $17,973 and $44,864, respectively, for the three and nine months ended September 30, 2012.

Credit Risk Exposure and Security Terms. At September 30, 2013 and December 31, 2012, we had a total of $8.0 billion and $8.4 billion, respectively, of Advances outstanding, at par, to single borrowers with balances that were greater than or equal to $1.0 billion. These Advances, representing 44% and 48%, respectively, of total Advances at par outstanding on those dates, were made to four and five borrowers, respectively. At September 30, 2013 and December 31, 2012, we held $15.2 billion and $17.9 billion, respectively, of UPB of collateral to cover the Advances to these borrowers.

See Note 8 - Allowance for Credit Losses for information related to credit risk on Advances and allowance methodology for credit losses.

Note 7 - Mortgage Loans Held for Portfolio

The following tables present information on Mortgage Loans Held for Portfolio:

	September 30, 2013
By Term	MPP	MPF	Total
Fixed-rate medium-term (1) mortgages	$1,026,871	$82,947	$1,109,818
Fixed-rate long-term (2) mortgages	4,519,256	432,299	4,951,555
Total Mortgage Loans Held for Portfolio, UPB	5,546,127	515,246	6,061,373
Unamortized premiums	102,325	10,536	112,861
Unamortized discounts	(12,187)	(114)	(12,301)
Hedging adjustments	3,891	(677)	3,214
Allowance for loan losses	(5,000)	(500)	(5,500)
Total Mortgage Loans Held for Portfolio, net	$5,635,156	$524,491	$6,159,647

	December 31, 2012
By Term	MPP	MPF	Total
Fixed-rate medium-term (1) mortgages	$960,944	$41,014	$1,001,958
Fixed-rate long-term (2) mortgages	4,735,020	189,166	4,924,186
Total Mortgage Loans Held for Portfolio, UPB	5,695,964	230,180	5,926,144
Unamortized premiums	81,459	6,323	87,782
Unamortized discounts	(12,266)	—	(12,266)
Hedging adjustments	8,859	886	9,745
Allowance for loan losses	(9,850)	(150)	(10,000)
Total Mortgage Loans Held for Portfolio, net	$5,764,166	$237,239	$6,001,405

(1)	Medium-term is defined as a term of 15 years or less at origination.

(2)	Long-term is defined as a term greater than 15 years at origination.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

	September 30, 2013
By Type	MPP	MPF	Total
Conventional	$4,786,021	$412,634	$5,198,655
Government	760,106	102,612	862,718
Total Mortgage Loans Held for Portfolio, UPB	$5,546,127	$515,246	$6,061,373

	December 31, 2012
By Type	MPP	MPF	Total
Conventional	$4,810,269	$177,204	$4,987,473
Government	885,695	52,976	938,671
Total Mortgage Loans Held for Portfolio, UPB	$5,695,964	$230,180	$5,926,144

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

Credit Products. Using a risk-based approach, we consider the amount and quality of the collateral pledged and the borrower's financial condition to be indicators of credit quality on the borrower's credit products. At September 30, 2013 and December 31, 2012, we had rights to collateral on a member-by-member basis with an estimated value in excess of our outstanding extensions of credit.

At September 30, 2013 and December 31, 2012, we did not have any credit products that were past due, on non-accrual status, or considered impaired.

Based upon the collateral held as security, our credit extension and collateral policies, our credit analysis and the repayment history on credit products, we have not recorded any allowance for credit losses on credit products. At September 30, 2013 and December 31, 2012, no liability to reflect an allowance for credit losses for off-balance sheet credit exposures was recorded. For additional information about off-balance sheet credit exposure, see Note 18 - Commitments and Contingencies.

Mortgage Loans.

Credit Enhancements.

MPP Credit Enhancements. Our allowance for loan losses considers the credit enhancements associated with conventional mortgage loans under the MPP, which includes the original program and MPP Advantage. Any estimated losses that would be recovered from the credit enhancements are not reserved for as part of our allowance for loan losses. However, as part of the estimate of the recoverable credit enhancements, we evaluate the recovery and collectability related to our PMI/SMI policies. As a result of our evaluation, we reduced our estimates of recovery associated with the expected amount of our claims for all providers of these policies and established an allowance for unrecoverable PMI/SMI at September 30, 2013 and December 31, 2012 of $1,685 and $6,067, respectively, as a component of the allowance for MPP loan losses. This decrease in the allowance for unrecoverable PMI/SMI substantially comprised the reduction in our allowance for credit losses from December 31, 2012 to September 30, 2013.

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

The following table presents the impact of credit enhancements on the allowance:

MPP Credit Waterfall	September 30, 2013	December 31, 2012
Estimated losses remaining after borrower's equity, before credit enhancements	$35,963	$51,465
Portion of estimated losses recoverable from PMI	(4,977)	(6,494)
Portion of estimated losses recoverable from LRA	(5,216)	(7,750)
Portion of estimated losses recoverable from SMI	(22,455)	(33,438)
Allowance for unrecoverable PMI/SMI	1,685	6,067
Allowance for MPP loan losses	$5,000	$9,850

The following table presents the activity in the LRA:

	Nine Months Ended September 30,
LRA Activity	2013	2012
Balance of LRA, beginning of period	$33,693	$23,408
Additions	12,555	13,017
Claims paid	(2,422)	(6,165)
Distributions	(761)	(634)
Balance of LRA, end of period	$43,065	$29,626

MPF Credit Enhancements. The following table presents the activity related to MPF Credit Enhancements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
MPF CE Fees	2013	2012	2013	2012
Gross CE Fees paid to PFIs	$90	$1	$207	$1
Performance-based CE Fees recovered from PFIs	—	—	—	—
Net CE Fees paid	$90	$1	$207	$1

If losses occur in a master commitment, these losses will either be: (i) recovered through the withholding of future performance-based CE Fees from the PFI or (ii) absorbed by us in the FLA. As of September 30, 2013 and December 31, 2012, our exposure under the FLA was $3,104 and $1,157, respectively, with CE Obligations available to cover losses in excess of the FLA totaling $24,429 and $8,607, respectively. Any estimated losses that would be absorbed by the CE Obligation are not reserved for as part of our allowance for loan losses. Accordingly, the calculated allowance was reduced by $153 and $67 as of September 30, 2013 and December 31, 2012, respectively, for the amount in excess of the FLA to be covered by PFIs’ CE Obligations. The resulting allowance for MPF loan losses at September 30, 2013 and December 31, 2012 was $500 and $150, respectively.

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

	MPP	MPF
Rollforward of Allowance	Conventional	Conventional	Total
Allowance for loan losses on mortgage loans, June 30, 2013	$5,000	$500	$5,500
Charge-offs	(314)	—	(314)
Provision for (Reversal of) loan losses	314	—	314
Allowance for loan losses on mortgage loans, September 30, 2013	$5,000	$500	$5,500

Allowance for loan losses on mortgage loans, December 31, 2012	$9,850	$150	$10,000
Charge-offs	(1,049)	—	(1,049)
Provision for (Reversal of) for loan losses	(3,801)	350	(3,451)
Allowance for loan losses on mortgage loans, September 30, 2013	$5,000	$500	$5,500

Allowance for loan losses on mortgage loans, June 30, 2012	$5,000	$—	$5,000
Charge-offs	(634)	—	(634)
Provision for (Reversal of) loan losses	5,609	25	5,634
Allowance for loan losses on mortgage loans, September 30, 2012	$9,975	$25	$10,000

Allowance for loan losses on mortgage loans, December 31, 2011	$3,300	$—	$3,300
Charge-offs	(1,217)	—	(1,217)
Provision for (Reversal of) for loan losses	7,892	25	7,917
Allowance for loan losses on mortgage loans, September 30, 2012	$9,975	$25	$10,000

	MPP	MPF
Allowance for Loan Losses, September 30, 2013	Conventional	Conventional	Total
Loans collectively evaluated for impairment	$4,252	$500	$4,752
Loans individually evaluated for impairment (1)	748	—	748
Total allowance for loan losses	$5,000	$500	$5,500

Allowance for Loan Losses, December 31, 2012
Loans collectively evaluated for impairment	$8,814	$150	$8,964
Loans individually evaluated for impairment (1)	1,036	—	1,036
Total allowance for loan losses	$9,850	$150	$10,000

Recorded Investment, September 30, 2013
Loans collectively evaluated for impairment	$4,860,122	$422,681	$5,282,803
Loans individually evaluated for impairment (1)	18,530	—	18,530
Total recorded investment	$4,878,652	$422,681	$5,301,333

Recorded Investment, December 31, 2012
Loans collectively evaluated for impairment	$4,871,579	$183,399	$5,054,978
Loans individually evaluated for impairment (1)	16,817	—	16,817
Total recorded investment	$4,888,396	$183,399	$5,071,795

(1)
The recorded investment in our MPP conventional loans individually evaluated for impairment excludes potential claims by servicers as of September 30, 2013 and December 31, 2012 for any losses resulting from past or future liquidations of the underlying properties on $11,195 and $15,665, respectively, of principal that was previously paid in full by the servicers. However, the MPP conventional loan allowance for loan losses includes $690 and $968 for these potential claims as of September 30, 2013 and December 31, 2012, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Credit Quality Indicators. The tables below present our key credit quality indicators for mortgage loans at September 30, 2013 and December 31, 2012:

	MPP		MPF
Mortgage Loans Held for Portfolio as of September 30, 2013	Conventional	FHA	Conventional	Government	Total
Past due 30-59 days	$57,900	$27,876	$229	$832	$86,837
Past due 60-89 days	17,743	8,873	—	166	26,782
Past due 90 days or more	85,766	3,502	129	253	89,650
Total past due	161,409	40,251	358	1,251	203,269
Total current	4,717,243	742,455	422,323	103,301	5,985,322
Total mortgage loans, recorded investment	4,878,652	782,706	422,681	104,552	6,188,591
Net unamortized premiums	(71,190)	(18,948)	(8,930)	(1,492)	(100,560)
Hedging adjustments	(3,101)	(791)	713	(35)	(3,214)
Accrued interest receivable	(18,340)	(2,861)	(1,830)	(413)	(23,444)
Total Mortgage Loans Held for Portfolio, UPB	$4,786,021	$760,106	$412,634	$102,612	$6,061,373

Other Delinquency Statistics as of September 30, 2013
In process of foreclosure, included above (1)	$52,541	$—	$—	$—	$52,541
Serious delinquency rate (2)	1.76%	0.45%	0.03%	0.24%	1.45%
Past due 90 days or more still accruing interest (3)	$85,363	$3,502	$—	$253	$89,118
On non-accrual status	1,355	—	129	—	1,484

	MPP		MPF
Mortgage Loans Held for Portfolio as of December 31, 2012	Conventional	FHA	Conventional	Government	Total
Past due 30-59 days	$63,797	$36,522	$293	$78	$100,690
Past due 60-89 days	25,050	8,761	—	36	33,847
Past due 90 days or more	104,984	3,440	1	—	108,425
Total past due	193,831	48,723	294	114	242,962
Total current	4,694,565	859,236	183,105	54,649	5,791,555
Total mortgage loans, recorded investment	4,888,396	907,959	183,399	54,763	6,034,517
Net unamortized premiums	(51,202)	(17,990)	(4,790)	(1,534)	(75,516)
Hedging adjustments	(7,958)	(901)	(819)	(67)	(9,745)
Accrued interest receivable	(18,967)	(3,373)	(586)	(186)	(23,112)
Total Mortgage Loans Held for Portfolio, UPB	$4,810,269	$885,695	$177,204	$52,976	$5,926,144

Other Delinquency Statistics as of December 31, 2012
In process of foreclosure, included above (1)	$75,317	$—	$—	$—	$75,317
Serious delinquency rate (2)	2.15%	0.38%	—%	—%	1.80%
Past due 90 days or more still accruing interest (3)	$104,805	$3,440	$1	$—	$108,246
On non-accrual status	1,816	—	—	—	1,816

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

(3)	Although our past due scheduled/scheduled MPP loans are classified as loans past due 90 days or more based on the mortgagor's payment status, we do not consider these loans to be non-accrual.

Troubled Debt Restructurings. The table below presents the recorded investment of the performing and non-performing troubled debt restructurings.

	September 30, 2013			December 31, 2012
Recorded Investment	Performing	Non-Performing (1)	Total	Performing	Non-Performing (1)	Total
MPP conventional loans	$17,389	$1,141	$18,530	$15,001	$1,816	$16,817

(1)	Represents loans on non-accrual status only.

The tables below present the financial effect of the troubled debt restructurings for the three and nine months ended September 30, 2013 and 2012. The pre- and post-modification amounts represent the amount of recorded investment as of the date the loans were modified.

	Three Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2013
Troubled Debt Restructurings at Modification Date	Pre-Modification	Post-Modification (1)	Pre-Modification	Post-Modification (1)
MPP conventional loans	$767	$802	$4,060	$4,306

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
Troubled Debt Restructurings at Modification Date	Pre-Modification	Post-Modification (1)	Pre-Modification	Post-Modification (1)
MPP conventional loans	$2,163	$2,325	$11,931	$12,843

(1)	Includes the capitalization of interest previously received under scheduled/scheduled payment terms.

During the three and nine months ended September 30, 2013 and 2012, certain conventional MPP loans classified as troubled debt restructurings within the previous 12 months experienced a payment default. A borrower is considered to have defaulted on a troubled debt restructuring if the borrower's contractually due principal or interest is 60 days or more past due at any time during the period presented. The recorded investment of certain conventional MPP loans classified as troubled debt restructurings within the previous 12 months that experienced a payment default was $366 and $911 for the three and nine months ended September 30, 2013, respectively, compared to $1,013 and $3,751 for the three and nine months ended September 30, 2012, respectively. For purposes of this disclosure, only the initial default was included; however, a loan can experience another payment default in a subsequent period.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

A loan considered to be a troubled debt restructuring is individually evaluated for impairment when determining its related allowance for loan loss. The tables below present the impaired conventional loans individually evaluated for impairment as of September 30, 2013 and December 31, 2012. The first table presents the recorded investment, UPB and related allowance associated with these loans while the next tables present the average recorded investment of individually impaired loans and related interest income recognized.

	September 30, 2013			December 31, 2012
Individually Evaluated Impaired Loans	Recorded Investment	UPB	Related Allowance for Loan Losses	Recorded Investment	UPB	Related Allowance for Loan Losses
MPP conventional loans without allowance for loan losses	$17,389	$17,222	$—	$15,001	$14,892	$—
MPP conventional loans with allowance for loan losses	1,141	1,116	58	1,816	1,783	68
Total	$18,530	$18,338	$58	$16,817	$16,675	$68

	Three Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2013
Individually Evaluated Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
MPP conventional loans without allowance for loan losses	$17,447	$253	$16,396	$708
MPP conventional loans with allowance for loan losses	1,143	17	1,142	82
Total	$18,590	$270	$17,538	$790

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
Individually Evaluated Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
MPP conventional loans without allowance for loan losses	$11,438	$182	$6,975	$377
MPP conventional loans with allowance for loan losses	2,404	35	1,519	79
Total	$13,842	$217	$8,494	$456

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 9 - Derivatives and Hedging Activities

Financial Statement Effect and Additional Financial Information. The following table presents the notional amount and estimated fair value of derivative instruments. Over-the-counter derivative transactions may be either executed with a counterparty (bilateral derivatives) or cleared through a Futures Commission Merchant (i.e., clearing agent) with a Clearinghouse (cleared derivatives). Once a derivative transaction has been accepted for clearing by a Clearinghouse, the derivative transaction is novated and the executing counterparty is replaced with the Clearinghouse. The Clearinghouse notifies the clearing agent of the required initial and variation margin, and the clearing agent notifies us of the required initial and variation margin. For purposes of this disclosure, the derivative values include the related accrued interest.

	Notional Amount of Derivatives	Estimated Fair Value of Derivative Assets	Estimated Fair Value of Derivative Liabilities

September 30, 2013
Derivatives designated as hedging instruments:
Interest-rate swaps (1)	$31,866,210	$112,380	$688,543
Total derivatives designated as hedging instruments	31,866,210	112,380	688,543
Derivatives not designated as hedging instruments:
Interest-rate swaps	1,859,743	792	339
Interest-rate caps/floors	340,500	1,194	—
Interest-rate futures/forwards	104,300	—	2,479
MDCs	101,983	1,247	—
Total derivatives not designated as hedging instruments	2,406,526	3,233	2,818
Total derivatives before adjustments	$34,272,736	115,613	691,361
Netting adjustments		(114,366)	(114,366)
Cash collateral and related accrued interest		6,408	(389,761)
Total adjustments (2)		(107,958)	(504,127)
Total derivatives, net		$7,655	$187,234

December 31, 2012
Derivatives designated as hedging instruments:
Interest-rate swaps	$32,158,474	$71,297	$951,216
Total derivatives designated as hedging instruments	32,158,474	71,297	951,216
Derivatives not designated as hedging instruments:
Interest-rate swaps	1,214,179	757	233
Interest-rate caps/floors	340,500	1,005	—
Interest-rate futures/forwards	156,700	230	43
MDCs	157,475	289	29
Total derivatives not designated as hedging instruments	1,868,854	2,281	305
Total derivatives before adjustments	$34,027,328	73,578	951,521
Netting adjustments		(72,757)	(72,757)
Cash collateral and related accrued interest		—	(677,649)
Total adjustments (2)		(72,757)	(750,406)
Total derivatives, net		$821	$201,115

(1)	Includes all cleared derivatives.

(2)
Amounts represent the application of the netting requirements that allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing agent and/or counterparty.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

We record derivative instruments, related cash collateral, including initial and variation margin, received or pledged and associated accrued interest, on a net basis by clearing agent and/or by counterparty when we have met the netting requirements. The following table presents separately the estimated fair value of derivative instruments meeting or not meeting netting requirements, including the related collateral received from or pledged to counterparties.

September 30, 2013	Estimated Fair Value of Derivative Assets	Estimated Fair Value of Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount
Bilateral derivatives	$113,128	$686,087
Cleared derivatives	1,238	2,795
Total gross recognized amount	114,366	688,882
Gross amounts of netting adjustments and cash collateral
Bilateral derivatives	(113,128)	(501,332)
Cleared derivatives	5,170	(2,795)
Total gross amounts of netting adjustments and cash collateral	(107,958)	(504,127)
Net amounts after netting adjustments and cash collateral
Bilateral derivatives	—	184,755
Cleared derivatives	6,408	—
Total net amounts after netting adjustments and cash collateral	6,408	184,755
Derivative instruments not meeting netting requirements (1)	1,247	2,479
Total derivatives	$7,655	$187,234

December 31, 2012	Estimated Fair Value of Derivative Assets	Estimated Fair Value of Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount	$73,059	$951,449
Gross amounts of netting adjustments and cash collateral	(72,757)	(750,406)
Net amounts after netting adjustments and cash collateral	302	201,043
Derivative instruments not meeting netting requirements (1)	519	72
Total derivatives	$821	$201,115

(1)	Includes MDCs and certain interest-rate futures or forwards.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents the components of Net Gains (Losses) on Derivatives and Hedging Activities reported in Other Income (Loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
Type of Hedge	2013	2012	2013	2012
Net gain (loss) related to fair-value hedge ineffectiveness:
Interest-rate swaps	$(1,353)	$(1,973)	$8,596	$(2,425)
Total net gain (loss) related to fair-value hedge ineffectiveness	(1,353)	(1,973)	8,596	(2,425)
Net gain (loss) on derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	62	91	5,002	294
Interest-rate caps/floors	(405)	(301)	189	(1,577)
Interest-rate futures/forwards	334	(6,054)	6,119	(10,602)
Net interest settlements	194	(41)	(4,063)	(47)
MDCs	1,043	5,222	(5,172)	6,914
Total net gain (loss) on derivatives not designated as hedging instruments	1,228	(1,083)	2,075	(5,018)
Net Gains (Losses) on Derivatives and Hedging Activities	$(125)	$(3,056)	$10,671	$(7,443)

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedging relationships and the effect of those derivatives on Net Interest Income:

	Gain (Loss)	Gain (Loss)	Net Fair-	Effect on
	on	on Hedged	Value Hedge	Net Interest
Three Months Ended September 30, 2013	Derivative	Item	Ineffectiveness	Income (1)
Advances	$(8,893)	$7,160	$(1,733)	$(50,849)
AFS securities	3,694	(3,524)	170	(21,524)
CO Bonds	15,723	(15,513)	210	21,904
Total	$10,524	$(11,877)	$(1,353)	$(50,469)

Three Months Ended September 30, 2012
Advances	$(18,727)	$17,638	$(1,089)	$(58,171)
AFS securities	(15,789)	16,087	298	(20,157)
CO Bonds	7,182	(8,364)	(1,182)	12,570
Total	$(27,334)	$25,361	$(1,973)	$(65,758)

Nine Months Ended September 30, 2013
Advances	$197,316	$(194,821)	$2,495	$(160,667)
AFS securities	124,730	(122,879)	1,851	(64,457)
CO Bonds	(97,336)	101,586	4,250	67,238
Total	$224,710	$(216,114)	$8,596	$(157,886)

Nine Months Ended September 30, 2012
Advances	$(50,374)	$48,256	$(2,118)	$(178,514)
AFS securities	(36,273)	37,519	1,246	(55,995)
CO Bonds	19,118	(20,671)	(1,553)	42,397
Total	$(67,529)	$65,104	$(2,425)	$(192,112)

(1)
The net interest on derivatives in fair-value hedging relationships is recorded in the Interest Income / Interest Expense line item of the respective hedged item, which results in fully offsetting amounts, except to the extent of any hedge ineffectiveness.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Managing Credit Risk on Derivatives. We are subject to credit risk due to the risk of nonperformance by the counterparties to our derivative transactions. We manage counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in our policies, United States Commodity Futures Trading Commission regulations, and Finance Agency regulations.

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

For cleared derivatives, the Clearinghouse is our counterparty and, therefore, our credit risk exposure is with a central counterparty rather than individual counterparties. Collateral is required to be posted daily for changes in the value of cleared derivatives to mitigate each counterparty's credit risk. The additional requirement that we post initial and variation margin through the clearing agent, for the benefit of the Clearinghouse, exposes us to institutional credit risk in the event that the clearing agent or Clearinghouse fails to meet its obligations. We have analyzed the enforceability of offsetting rights incorporated in our cleared derivative transactions and determined that the exercise of those offsetting rights by a non-defaulting party under these transactions should be upheld under applicable law upon an event of default including bankruptcy, insolvency or similar proceeding involving the Clearinghouse or our clearing agent, or both. Based on this analysis, we present a net derivative receivable or payable for all transactions through a particular clearing agent with a particular Clearinghouse.

See Note 17 - Estimated Fair Values for discussion regarding our fair value methodology for derivative assets and liabilities, including an evaluation of the potential for the estimated fair value of these instruments to be affected by counterparty credit risk.

We have credit support agreements for our bilateral derivatives that contain provisions requiring us to post additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating is lowered by an NRSRO, we could be required to deliver additional collateral on bilateral derivative instruments in net liability positions. The aggregate estimated fair value of all bilateral derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest on cash collateral) at September 30, 2013 was $572,958 for which we have posted collateral, including accrued interest, with an estimated fair value of $389,004 in the normal course of business. In addition, we held other derivative instruments in a net liability position of $2,479 that are not subject to credit support agreements containing credit-risk related contingent features. If our credit rating had been lowered by an NRSRO (from an S&P equivalent of AA+ to AA), we could have been required to deliver up to an additional $41,304 of collateral (at estimated fair value) to our derivative counterparties at September 30, 2013.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 10 - Deposits

The following table presents Interest-Bearing and Non-Interest-Bearing Deposits:

Type of Deposits	September 30, 2013	December 31, 2012
Interest-Bearing:
Demand and overnight	$834,605	$704,216
Time	3,000	2,250
Other	22	22
Total Interest-Bearing	837,627	706,488
Non-Interest-Bearing:
Demand (1)	254,601	1,066,041
Other (2)	22,281	14,622
Total Non-Interest Bearing	276,882	1,080,663
Total Deposits	$1,114,509	$1,787,151

(1)	Represents principal and interest custodial accounts transferred to our Bank by a member for GSE remittance payments.

(2)	Includes pass-through deposit reserves from members.

Note 11 - Consolidated Obligations

As provided by the Bank Act and applicable regulations, Consolidated Obligations are backed only by the financial resources of all 12 FHLBanks. Although we are primarily liable for our portion of Consolidated Obligations (i.e., those issued on our behalf), we are also jointly and severally liable with the other 11 FHLBanks for the payment of the principal and interest on all Consolidated Obligations of each of the FHLBanks. No FHLBank has ever been asked or required to repay the principal or interest on any Consolidated Obligation on behalf of another FHLBank, and we do not believe that it is probable that we will be asked to do so. The par values of the 12 FHLBanks' outstanding Consolidated Obligations totaled $720.7 billion and $687.9 billion at September 30, 2013 and December 31, 2012, respectively.

Discount Notes. Our participation in Discount Notes, all of which are due within one year of issuance, was as follows:

Discount Notes	September 30, 2013	December 31, 2012
Book value	$7,804,773	$8,924,085
Par value	7,806,128	8,925,828
Weighted average effective interest rate	0.10%	0.15%

CO Bonds. The following table presents our participation in CO Bonds outstanding:

	September 30, 2013		December 31, 2012
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$11,933,250	0.45	$14,083,675	0.54
Due after 1 year through 2 years	2,863,950	1.41	2,984,650	1.49
Due after 2 years through 3 years	1,695,250	1.59	1,323,800	1.59
Due after 3 years through 4 years	1,356,350	1.60	724,900	3.08
Due after 4 years through 5 years	1,985,000	2.04	1,337,700	2.29
Thereafter	7,821,800	2.86	6,881,450	3.11
Total CO Bonds, par value	27,655,600	1.47	27,336,175	1.50
Unamortized premiums	35,136		36,958
Unamortized discounts	(16,188)		(17,444)
Hedging adjustments	(51,428)		51,841
Total CO Bonds	$27,623,120		$27,407,530

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following tables present our participation in CO Bonds outstanding by redemption feature and contractual maturity or next call date:

Redemption Feature	September 30, 2013	December 31, 2012
Non-callable / non-putable	$18,129,600	$19,952,175
Callable	9,526,000	7,384,000
Total CO Bonds, par value	$27,655,600	$27,336,175

Year of Contractual Maturity or Next Call Date	September 30, 2013	December 31, 2012
Due in 1 year or less	$21,394,250	$21,097,675
Due after 1 year through 2 years	1,888,950	1,694,650
Due after 2 years through 3 years	1,087,250	1,091,800
Due after 3 years through 4 years	440,350	513,900
Due after 4 years through 5 years	545,000	607,700
Thereafter	2,299,800	2,330,450
Total CO Bonds, par value	$27,655,600	$27,336,175

Note 12 - Affordable Housing Program

The following table summarizes the activity in our AHP funding obligation:

	Three Months Ended September 30,		Nine Months Ended September 30,
AHP Activity	2013	2012	2013	2012
Balance at beginning of period	$41,050	$34,550	$34,362	$32,845
Assessment (expense)	3,442	4,056	16,066	13,157
Subsidy usage, net (1)	(4,718)	(4,059)	(10,654)	(11,455)
Balance at end of period	$39,774	$34,547	$39,774	$34,547

(1)	Subsidies disbursed are reported net of returns of previously disbursed subsidies.

Note 13 - Capital

We are subject to capital requirements under our capital plan and the Finance Agency rules and regulations as disclosed in Note 15 - Capital in our 2012 Form 10-K. As presented in the following table, we were in compliance with the Finance Agency's capital requirements at September 30, 2013 and December 31, 2012. For regulatory purposes, AOCI is not considered capital; MRCS, however, is considered capital.

	September 30, 2013		December 31, 2012
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$743,626	$2,625,924	$636,022	$2,676,616

Regulatory permanent capital-to-asset ratio	4.00%	6.64%	4.00%	6.49%
Regulatory permanent capital	$1,583,073	$2,625,924	$1,649,105	$2,676,616

Leverage ratio	5.00%	9.95%	5.00%	9.74%
Leverage capital	$1,978,842	$3,938,886	$2,061,382	$4,014,924

Mandatorily Redeemable Capital Stock. At September 30, 2013 and December 31, 2012, we had $255,319 and $450,716, respectively, in capital stock subject to mandatory redemption, which is classified as a liability in the Statement of Condition.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents the activity in MRCS:

	Three Months Ended September 30,		Nine Months Ended September 30,
MRCS Activity	2013	2012	2013	2012
Balance at beginning of period	$255,720	$450,898	$450,716	$453,885
Additions due to change in membership status	—	—	95,441	3,513
Redemptions/repurchases	(401)	(182)	(290,975)	(6,709)
Accrued dividends	—	—	137	27
Balance at end of period	$255,319	$450,716	$255,319	$450,716

There were 17 and 27 former members holding MRCS at September 30, 2013 and December 31, 2012, respectively, which include zero and eight institutions, respectively, that were members at the time of their acquisition by the FDIC in its capacity as receiver. During the nine months ended September 30, 2013, we repurchased MRCS of $614 pursuant to our statutory and contractual lien on excess capital stock owned by a former member in order to enforce our contractual rights under our MPP and our Advances, Pledge and Security Agreement regarding mortgage loans sold to us. During the nine months ended September 30, 2013, we repurchased $250,000 par value of excess stock held as of December 31, 2012 by shareholders that are former members (or their successors-in-interest). We redeemed an additional $40,975 of excess stock held by former members because the stock had reached the end of its five-year redemption period. See Note 20 - Subsequent Events for details regarding an additional repurchase.

The following table presents the amount of MRCS by contractual year of redemption. The year of redemption in the table is the later of the end of the five-year redemption period or the maturity date of the activity to which the stock is related, if the stock represents the activity-based stock purchase requirement of a non-member (a former member that withdrew from membership, merged into a non-member or was otherwise acquired by a non-member).

Contractual Year of Redemption	September 30, 2013	December 31, 2012
Year 1	$147,130	$268,512
Year 2	502	144,644
Year 3	8,733	20,511
Year 4	3,513	13,536
Year 5	95,441	3,513
Total MRCS	$255,319	$450,716

The following table presents the distributions on MRCS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
MRCS Distributions	2013	2012	2013	2012
Recorded as Interest Expense	$2,225	$3,355	$6,713	$10,592
Recorded as distributions from Retained Earnings	—	—	137	27
Total	$2,225	$3,355	$6,850	$10,619

Excess Capital Stock. Excess capital stock is defined as the amount of stock held by a member or former member in excess of that institution's minimum stock requirement. Finance Agency rules limit the ability of an FHLBank to create member excess stock under certain circumstances, including if excess stock exceeds 1% of Total Assets or if the issuance of excess stock would cause excess stock to exceed 1% of Total Assets. Our excess stock totaled $733,988 at September 30, 2013, which equaled approximately 1.9% of our Total Assets. Therefore, we are currently not permitted to issue new excess stock to members or distribute stock dividends.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 14 - Accumulated Other Comprehensive Income (Loss)

The following table presents a summary of the changes in the components of AOCI for the three and nine months ended September 30, 2013 and 2012:

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities (Note 3)	Non-Credit OTTI on AFS Securities (Note 3)	Non-Credit OTTI on HTM Securities (Note 4)	Pension Benefits (Note 15)	Total AOCI
Balance, June 30, 2012	$9,895	$(79,157)	$(350)	$(10,098)	$(79,710)
Total Other Comprehensive Income (Loss)	3,606	35,626	18	(570)	38,680
Balance, September 30, 2012	$13,501	$(43,531)	$(332)	$(10,668)	$(41,030)

Balance, December 31, 2011	$15,080	$(119,274)	$(392)	$(8,955)	$(113,541)
Total Other Comprehensive Income (Loss)	(1,579)	75,743	60	(1,713)	72,511
Balance, September 30, 2012	$13,501	$(43,531)	$(332)	$(10,668)	$(41,030)

Balance, June 30, 2013	$475	$15,425	$(275)	$(11,698)	$3,927
Other Comprehensive Income (Loss) before reclassifications:
Net change in unrealized gains (losses)	2,392	2,474	—	—	4,866
Net change in fair value	—	(84)	—	—	(84)
Accretion of non-credit loss	—	—	18	—	18
Reclassifications from OCI to Net Income
Net (gains) losses on sold securities	—	—	—	—	—
Net Other-Than-Temporary Impairment Losses, credit portion	—	—	—	—	—
Compensation and Benefits	—	—	—	6,175	6,175
Total Other Comprehensive Income (Loss)	2,392	2,390	18	6,175	10,975
Balance, September 30, 2013	$2,867	$17,815	$(257)	$(5,523)	$14,902

Balance, December 31, 2012	$12,335	$(9,684)	$(312)	$(12,397)	$(10,058)
Other Comprehensive Income (Loss) before reclassifications:
Net change in unrealized gains (losses)	(9,468)	7,615	—	—	(1,853)
Net change in fair value	—	35,095	—	—	35,095
Accretion of non-credit loss	—	—	55	—	55
Reclassifications from OCI to Net Income
Net (gains) losses on sold securities	—	(17,135)	—	—	(17,135)
Net Other-Than-Temporary Impairment Losses, credit portion	—	1,924	—	—	1,924
Compensation and Benefits	—	—	—	6,874	6,874
Total Other Comprehensive Income (Loss)	(9,468)	27,499	55	6,874	24,960
Balance, September 30, 2013	$2,867	$17,815	$(257)	$(5,523)	$14,902

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 15 - Employee Retirement and Deferred Compensation Plans

Nonqualified Supplemental Defined Benefit Retirement Plan. We participate in the SERP, a single-employer, non-qualified, unfunded supplemental executive retirement plan covering certain officers. This plan restores all or a portion of defined benefits to participating employees who have had their qualified defined benefits limited by Internal Revenue Service regulations. Since the SERP is a non-qualified unfunded plan, no contributions are required to be made during this year or thereafter. Payments of benefits may be made from the related grantor trust or from our general assets, and we may elect to make contributions to the grantor trust, in order to maintain a desired funding level.

During the three and nine months ended September 30, 2013, we accelerated the amortization of previously unrecognized pension benefits from AOCI to Compensation and Benefits of $5,093 due to the retirement of our former President - CEO and the associated settlement of the related plan obligation.

Components of the net periodic benefit cost of our SERP were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net Periodic Benefit Cost
Service cost	$136	$224	$592	$667
Interest cost	112	205	520	611
Amortization of prior service benefit	(3)	(3)	(8)	(8)
Amortization of net actuarial loss (gain)	135	392	875	1,167
Net periodic benefit cost	380	818	1,979	2,437
Settlement loss	5,093	—	5,093	—
Total expense recorded in Compensation and Benefits	5,473	818	7,072	2,437

Net loss (income) recognized in OCI	(6,175)	570	(6,874)	1,713

Total recognized in Compensation and Benefits and in OCI	$(702)	$1,388	$198	$4,150

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 16 - Segment Information

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

The following table presents our financial performance by operating segment:

	Three Months Ended			Nine Months Ended
September 30, 2013	Traditional	Mortgage Loans	Total	Traditional	Mortgage Loans	Total
Net Interest Income	$34,486	$17,640	$52,126	$112,715	$60,418	$173,133
Provision for (Reversal of) Credit Losses	—	314	314	—	(3,451)	(3,451)
Other Income (Loss)	(856)	1,407	551	27,359	1,104	28,463
Other Expenses	18,324	1,841	20,165	46,347	4,751	51,098
Income Before Assessments	15,306	16,892	32,198	93,727	60,222	153,949
Affordable Housing Program Assessments	1,753	1,689	3,442	10,044	6,022	16,066
Net Income	$13,553	$15,203	$28,756	$83,683	$54,200	$137,883

September 30, 2012
Net Interest Income	$40,841	$18,241	$59,082	$124,488	$56,860	$181,348
Provision for (Reversal of) Credit Losses	—	5,634	5,634	—	7,917	7,917
Other Income (Loss)	(1,336)	(832)	(2,168)	(4,967)	(3,688)	(8,655)
Other Expenses	12,771	1,311	14,082	39,928	3,873	43,801
Income Before Assessments	26,734	10,464	37,198	79,593	41,382	120,975
Affordable Housing Program Assessments	3,010	1,046	4,056	9,019	4,138	13,157
Net Income	$23,724	$9,418	$33,142	$70,574	$37,244	$107,818

The following table presents asset balances by segment:

By Date	Traditional	Mortgage Loans	Total
September 30, 2013	$33,417,188	$6,159,647	$39,576,835
December 31, 2012	35,226,231	6,001,405	41,227,636

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 17 - Estimated Fair Values

We review the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the inputs may result in a reclassification of certain assets or liabilities. Such reclassifications are reported as transfers in/out at estimated fair value as of the beginning of the quarter in which the changes occur. As described below, we reclassified six AFS securities from Level 3 to Level 2 during the nine months ended September 30, 2013. There were no such reclassifications during the three months ended September 30, 2013 or the three and nine months ended September 30, 2012.

The following tables present the carrying value and estimated fair value of each of our financial assets and liabilities. The total of the estimated fair values does not represent an estimate of our overall market value as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities among other considerations.

	September 30, 2013
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustment (1)
Assets:
Cash and Due from Banks	$514,383	$514,383	$514,383	$—	$—	$—
Interest-Bearing Deposits	487	487	—	487	—	—
Securities Purchased Under Agreements to Resell	2,700,000	2,700,000	—	2,700,000	—	—
Federal Funds Sold	245,000	245,000	—	245,000	—	—
AFS securities	3,688,783	3,688,783	—	3,200,214	488,569	—
HTM securities	7,321,459	7,437,226	—	7,260,140	177,086	—
Advances	18,796,297	18,900,794	—	18,900,794	—	—
Mortgage Loans Held for Portfolio, net	6,159,647	6,305,330	—	6,256,720	48,610	—
Accrued Interest Receivable	81,966	81,966	—	81,966	—	—
Derivative Assets, net	7,655	7,655	—	115,613	—	(107,958)
Grantor Trust Assets (included in Other Assets)	12,061	12,061	12,061	—	—	—

Liabilities:
Deposits	1,114,509	1,114,509	—	1,114,509	—	—
Consolidated Obligations:
Discount Notes	7,804,773	7,806,128	—	7,806,128	—	—
CO Bonds	27,623,120	27,710,117	—	27,710,117	—	—
Accrued Interest Payable	94,866	94,866	—	94,866	—	—
Derivative Liabilities, net	187,234	187,234	—	691,361	—	(504,127)
MRCS	255,319	255,319	255,319	—	—	—

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

(1)
Amounts represent the application of the netting requirements that allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing agent and/or counterparty.

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

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Estimated Fair Value Measurements. The following tables present by level within the fair value hierarchy the estimated fair value of our financial assets and liabilities that are recorded at estimated fair value on a recurring basis on our Statement of Condition. We did not have any financial assets or liabilities recorded at estimated fair value on a non-recurring basis on our Statement of Condition as of September 30, 2013 or December 31, 2012.

					Netting
September 30, 2013	Total	Level 1	Level 2	Level 3	Adjustment (1)
AFS securities:
GSE and TVA debentures	$3,200,214	$—	$3,200,214	$—	$—
Private-label RMBS	488,569	—	—	488,569	—
Total AFS securities	3,688,783	—	3,200,214	488,569	—
Derivative Assets:
Interest-rate related	6,408	—	114,366	—	(107,958)
Interest-rate futures/forwards	—	—	—	—	—
MDCs	1,247	—	1,247	—	—
Total Derivative Assets, net	7,655	—	115,613	—	(107,958)
Grantor Trust Assets (included in Other Assets)	12,061	12,061	—	—	—
Total recurring assets at estimated fair value	$3,708,499	$12,061	$3,315,827	$488,569	$(107,958)

Derivative Liabilities:
Interest-rate related	$184,755	$—	$688,882	$—	$(504,127)
Interest-rate futures/forwards	2,479	—	2,479	—	—
MDCs	—	—	—	—	—
Total Derivative Liabilities, net	187,234	—	691,361	—	(504,127)
Total recurring liabilities at estimated fair value	$187,234	$—	$691,361	$—	$(504,127)

December 31, 2012
AFS securities:
GSE and TVA debentures	$3,340,438	$—	$3,340,438	$—	$—
Private-label RMBS	640,142	—	—	640,142	—
Total AFS securities	3,980,580	—	3,340,438	640,142	—
Derivative Assets:
Interest-rate related	302	—	73,059	—	(72,757)
Interest-rate futures/forwards	230	—	230	—	—
MDCs	289	—	289	—	—
Total Derivative Assets, net	821	—	73,578	—	(72,757)
Grantor Trust Assets (included in Other Assets)	18,440	18,440	—	—	—
Total recurring assets at estimated fair value	$3,999,841	$18,440	$3,414,016	$640,142	$(72,757)

Derivative Liabilities:
Interest-rate related	$201,043	$—	$951,449	$—	$(750,406)
Interest-rate futures/forwards	43	—	43	—	—
MDCs	29	—	29	—	—
Total Derivative Liabilities, net	201,115	—	951,521	—	(750,406)
Total recurring liabilities at estimated fair value	$201,115	$—	$951,521	$—	$(750,406)

(1)
Amounts represent the application of the netting requirements that allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing agent and/or counterparty.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Level 3 Rollforward	2013	2012	2013	2012
Balance, beginning of period	$511,952	$602,975	$640,142	$601,309
Total realized and unrealized gains (losses):
Accretion of credit losses in Net Interest Income	37	89	95	644
Net gains (losses) on changes in fair value in Other Income (Loss)	—	(14)	—	(3,592)
Net change in fair value not in excess of cumulative non-credit losses in OCI	(84)	32,311	12,625	64,096
Unrealized gains (losses) in OCI	2,474	3,301	16,843	8,055
Reclassification of non-credit portion in OCI to Other Income (Loss)	—	14	—	3,592
Purchases, issuances, sales and settlements:
Settlements	(25,810)	(17,735)	(56,957)	(53,163)
Transfers out	—	—	(124,179)	—
Balance, end of period	$488,569	$620,941	$488,569	$620,941

Net gains (losses) included in earnings attributable to changes in fair value relating to assets still held at end of period	$37	$75	$95	$(2,948)

We classified the six securities we sold on April 4, 2013 as Level 2 within the fair value hierarchy as of March 31, 2013 because the estimated fair values were derived from and corroborated by the sales prices in actual market transactions. The total estimated fair value of these six securities that we transferred from Level 3 to Level 2 was $124,179 as of January 1, 2013, the beginning of the quarter in which the transfer occurred.

Note 18 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts:

	September 30, 2013
By Commitment	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding	$112,594	$153,433	$266,027
Unused lines of credit	793,552	—	793,552
Commitments to fund additional Advances (1)	20,550	—	20,550
Commitments to fund or purchase mortgage loans and participation interests	101,983	—	101,983
Unsettled CO Bonds, at par (2)	1,010,000	—	1,010,000

(1)	Commitments to fund additional Advances are generally for periods up to six months and include no outstanding commitments to issue standby letters of credit.

(2)	Unsettled CO Bonds of $1,000,000 were hedged with associated interest-rate swaps.

Pledged Collateral. At September 30, 2013 and December 31, 2012, we had pledged cash collateral, at par, of $396,944 and $677,550, respectively, to counterparties and clearing agents. At September 30, 2013 and December 31, 2012, we had not pledged any securities as collateral.

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

Additional discussion of other commitments and contingencies is provided in Note 6 - Advances; Note 7 - Mortgage Loans Held for Portfolio; Note 9 - Derivatives and Hedging Activities; Note 11 - Consolidated Obligations; Note 13 - Capital; and Note 17 - Estimated Fair Values.

Note 19 - Transactions with Related Parties

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

	Capital Stock, including MRCS		Advances		Mortgage Loans Held for Portfolio (2)
September 30, 2013	Balance, par value	% of Total	Balance, par value	% of Total	UPB	% of Total
Flagstar Bank, FSB	$301,737	16%	$2,907,598	16%	$554,658	9%
Total (1)	$301,737	16%	$2,907,598	16%	$554,658	9%

December 31, 2012
Flagstar Bank, FSB	$301,737	14%	$3,180,000	18%	$656,931	11%
Bank of America, N.A. (former member)	224,921	11%	300,000	2%	1,210,009	20%
Total	$526,658	25%	$3,480,000	20%	$1,866,940	31%

(1)	Bank of America, N.A. did not meet the definition of a related party as of September 30, 2013 as a result of our repurchase of excess stock in February 2013.

(2)	Represents UPB of mortgage loans purchased from related party.

During the three and nine months ended September 30, 2013 and 2012, we had net Advances to (repayments from) related parties as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Related Party	2013	2012	2013	2012
Flagstar Bank, FSB	$7,598	$(312,000)	$(272,402)	$(865,000)
Bank of America, N.A. (former member) (1)	—	—	—	(100,000)

(1)	Bank of America, N.A. did not meet the definition of a related party following our repurchase of excess stock in February 2013.

We did not acquire any mortgage loans from related parties during the three and nine months ended September 30, 2013 and 2012.

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

	Capital Stock, including MRCS		Advances		Mortgage Loans Held for Portfolio (1)
Date	Balance, par value	% of Total	Balance, par value	% of Total	UPB	% of Total
September 30, 2013	$42,842	2%	$238,815	1%	$78,774	1%
December 31, 2012	74,114	4%	462,758	3%	74,235	1%

(1)	Represents UPB of mortgage loans purchased from Directors' Financial Institutions.

During the three and nine months ended September 30, 2013 and 2012, net Advances to (repayments from) directors' financial institutions and mortgage loans acquired from directors' financial institutions, taking into account the dates of the directors' appointments and resignations, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Transactions with Directors' Financial Institutions	2013	2012	2013	2012
Net Advances (repayments)	$13,678	$(18,931)	$(108,340)	$(21,717)
Mortgage loans acquired	8,110	12,515	21,271	24,854

Transactions with Other FHLBanks. During the three and nine months ended September 30, 2013, we purchased $53,581 and $309,477, respectively, of participation interests from the FHLBank of Topeka in mortgage loans originated by its members under the MPF program, compared with $65,338 for both the three and nine months ended September 30, 2012.

Beginning in July 2012, we pay an MPF Provider fee to the FHLBank of Chicago for our participation in the MPF program that is recorded in Other Expenses. For the three and nine months ended September 30, 2013, we paid such fees in the amount of $68 and $160, respectively, compared to $2 for the three and nine months ended September 30, 2012.

Note 20 - Subsequent Events

On September 19, 2013, we announced our intention to repurchase up to $250,000 par value of excess stock held as of August 31, 2013 by shareholders that are members or former members (or their successors-in-interest) in accordance with Section VI.C. of our capital plan dated September 19, 2002 (as amended effective September 5, 2011). The repurchases occurred in October 2013, and included $13,952 contractually due in 2013 and $236,048 not contractually due for redemption until 2014 or later. The repurchases included $95,489 of capital stock under redemption requests and $154,511 of MRCS.

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

•	demand for our Advances and purchases of mortgage loans under our MPP or participation interests in mortgage loans purchased from other FHLBanks under the MPF program resulting from:

◦	changes in our members' deposit flows and credit demands;

◦	membership changes, including, but not limited to, mergers, acquisitions and consolidations of charters;

◦	changes in the general level of housing activity in the United States, the level of refinancing activity and consumer product preferences; and

◦	competitive forces, including, without limitation, other sources of funding available to our members;

•	changes in mortgage asset prepayment patterns, delinquency rates, and housing values, or improper or inadequate mortgage originations and mortgage servicing;

•	our ability to introduce new products and services and successfully manage the risks associated with our products and services, including new types of collateral securing Advances;

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

•	competition from other entities borrowing funds in the capital markets;

•	dealer commitment to supporting the issuance of our Consolidated Obligations;

•	negative adjustments in the FHLBanks' or the FHLBank System's credit ratings that could adversely impact the pricing and marketability of our Consolidated Obligations, products, or services;

•	risk of loss should one or more of the FHLBanks be unable to repay its participation in the Consolidated Obligations, or otherwise be unable to meet its financial obligations;

•	ability to attract and retain skilled personnel;

•	ability to develop, implement and support technology and information systems sufficient to effectively manage the risks of our business;

•	nonperformance of counterparties to bilateral and cleared derivative transactions;

•	changes in terms of derivative agreements and similar agreements;

•	risk of loss arising from natural disasters, acts of war or acts of terrorism; and

•	changes in or differing interpretations of accounting guidance.

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

Economic Conditions. According to a report issued by Moody's on August 28, 2013, renewed turbulence in financial markets has weighed on the global economy as it continues the slow process of recovery. Going forward, Moody's considers the three most immediate risks to the global economy to be: (i) an even deeper-than-currently-expected recession in Europe, accompanied by deeper credit contraction, potentially triggered by a further intensification of the sovereign debt crisis, (ii) slower-than-expected growth in major emerging markets, and (iii) a disorderly exit from monetary stimulus measures. Europe's financial markets and economy remain under significant stress, which is likely to continue to negatively affect the global economy.

During the third quarter of 2013, the FOMC reported that economic activity has been expanding at a moderate pace. Some indicators of labor market conditions have shown further improvement in recent months, but the unemployment rate remains elevated. Household spending and business fixed investment advanced, and the housing sector has been strengthening, but mortgage rates have risen further and fiscal policy is restraining economic growth.

The uncertainty related to government actions resulted in increased volatility for much of the third quarter of 2013. Until the FOMC met on September 18, 2013, this increased volatility was caused by the uncertainty over whether the Federal Reserve Board would taper its large scale asset purchases (also known as quantitative easing) prior to the end of 2013. For the remainder of the third quarter, attention turned to the political debates in Washington around budget negotiations and an expansion of the debt ceiling limit. On October 17, 2013, the federal government enacted legislation that increased the debt ceiling to an amount that is likely to be reached on February 7, 2014 and passed a continuing resolution that authorizes discretionary spending only through January 15, 2014. The continued uncertainty resulting from the temporary nature of this legislation, along with the slow recovery from the financial crisis, could result in unfavorable consequences for our business, including reductions in our mission assets and lower profitability.

On June 10, 2013, S&P affirmed the AA+ long-term senior debt rating of the FHLBank System and revised its outlook on our Consolidated Obligations from negative to stable. S&P also affirmed the A-1+ short-term debt ratings of the FHLBank System. The outlook on the FHLBank System was revised to stable, reflecting the stable outlook of the United States government. In the application of S&P's Government Related Entities criteria, the ratings of the FHLBank System are constrained by the long-term sovereign rating of AA+ of the United States government. On July 18, 2013, Moody's affirmed the Aaa long-term senior debt rating of the FHLBank System and revised its outlook on our Consolidated Obligations from negative to stable. Moody's also affirmed the Prime-1 short-term debt ratings of the FHLBank System. The outlook on the FHLBank System was revised to stable as a result of the update of the outlook on the United States government to stable. On October 15, 2013, Fitch placed the United States AAA long-term foreign and local currency issuer default ratings on rating watch negative, along with the ratings of all outstanding United States sovereign debt securities and the United States short-term foreign currency rating of F1+. Fitch announced that it expects to resolve the rating watch negative by the end of the first quarter of 2014 at the latest, although timing would necessarily reflect developments and events, including the duration of any agreement to raise the debt ceiling.

The Bureau of Labor Statistics reported that Michigan's preliminary unemployment rate was 9.0% for August 2013, while Indiana's preliminary rate was 8.1%, compared to the national rate of 7.3%. According to information provided by LPS Applied Analytics for August, Indiana had a non-current mortgage rate (loans past due 30 days or more) of 10.3%, and Michigan had a non-current mortgage rate of 7.5%, compared to the national rate of 8.9%.

In its August 2013 forecast, the Center for Econometric Research at Indiana University predicts an improvement in Indiana employment and personal income growth toward the end of this year and further acceleration in 2014. The September 2013 forecast published by the Research Seminar in Quantitative Economics at the University of Michigan predicts continued solid job growth in Michigan over the next two years. However, on July 18, 2013, the city of Detroit, one of the largest cities in our district, filed bankruptcy. See Item 1A. Risk Factors for more information.

The Capital Markets. Although the capital markets were fairly stable during the first quarter of 2013, volatility and interest rates increased significantly during the latter half of the second quarter of 2013 through the third quarter of 2013 due to the uncertainty caused by conditions in the United States economy and the continuing Eurozone recessions.

To support a stronger economic recovery and to help ensure that inflation, over time, is at the rate most consistent with its dual mandate to foster maximum employment and price stability, the FOMC agreed in October to continue purchasing additional agency MBS at a pace of $40 billion per month and longer-term United States Treasury securities at a pace of $45 billion per month.

Taxable money market funds purchase a significant portion of the Discount Notes and short maturity CO Bonds issued by the FHLBanks. Potential changes to money market funds, one of the FHLBank System's most important investor bases, could affect our debt. On June 19, 2013, the SEC proposed reforms to Rule 2A-7, which governs money funds. The proposal, which was open for public comment through September 17, 2013, contains two key provisions that impact prime institutional money funds: (i) floating net asset value, and (ii) the possibility of imposing fees and redemption gates (i.e., a waiting period prior to the holder of funds being able to withdraw funds in total). These provisions could be adopted alone or in combination. As the proposed rule exempts government money market funds from implementing these changes, these potential changes are not expected to have negative consequences for FHLBank debt demand. However, the potential exists for changes in the proposed rules, if and when they are finalized.

Summary of Selected Financial Data

The following table presents a summary of certain financial information as of and for the three-month periods indicated ($ amounts in millions):

	As of and for the Three Months Ended
	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Statement of Condition:
Advances	$18,796	$19,101	$18,950	$18,130	$18,652
Investments (1)	13,956	14,467	14,463	16,845	16,498
Mortgage Loans Held for Portfolio, net	6,160	6,167	6,093	6,001	5,844
Total Assets	39,577	39,915	39,693	41,228	41,231
Discount Notes	7,805	8,910	7,938	8,924	9,561
CO Bonds	27,623	26,622	27,416	27,408	27,768
Total Consolidated Obligations	35,428	35,532	35,354	36,332	37,329
MRCS	255	256	160	451	451
Capital Stock, Class B Putable	1,684	1,672	1,678	1,634	1,617
Retained Earnings	687	672	617	592	570
AOCI	15	4	43	(10)	(41)
Total Capital	2,386	2,348	2,338	2,216	2,146

Statement of Income:
Net Interest Income	$52	$61	$60	$61	$59
Provision for (Reversal of) Credit Losses	—	—	(4)	—	6
Net OTTI credit losses	—	—	(2)	(1)	—
Other Income (Loss), excluding net OTTI credit losses	—	33	(3)	(4)	(2)
Other Expenses	20	16	15	16	14
Affordable Housing Program Assessments	3	8	5	5	4
Net Income	$29	$70	$39	$35	$33

Selected Financial Ratios:
Return on average equity (2) (8)	4.82%	10.02%	7.07%	6.48%	6.25%
Return on average assets (8)	0.29%	0.58%	0.40%	0.34%	0.32%
Dividend payout ratio (3)	49.39%	20.42%	36.31%	39.91%	35.59%
Net interest margin (4)	0.52%	0.61%	0.61%	0.60%	0.57%
Total capital ratio (5)	6.03%	5.88%	5.89%	5.37%	5.20%
Total regulatory capital ratio (6)	6.64%	6.51%	6.19%	6.49%	6.40%
Average equity to average assets	5.97%	5.75%	5.64%	5.27%	5.07%
Weighted average dividend rate (7)	3.50%	3.50%	3.50%	3.50%	3.00%

(1)	Investments consist of Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, Federal Funds Sold, AFS securities, and HTM securities.

(2)	Return on average equity is annualized Net Income expressed as a percentage of average total capital.

(3)	The dividend payout ratio is calculated by dividing dividends paid in cash during the period by Net Income for the period.

(4)	Net interest margin is annualized Net Interest Income expressed as a percentage of average interest-earning assets.

(5)	Total capital ratio is Capital Stock plus Retained Earnings and AOCI expressed as a percentage of Total Assets.

(6)	Total regulatory capital ratio is Capital Stock plus Retained Earnings and MRCS expressed as a percentage of Total Assets.

(7)	The weighted average dividend rate is calculated by dividing annualized dividends paid in cash during the period by the average of Class B Capital Stock eligible for dividends (i.e., excludes MRCS).

(8)
For the three months ended June 30, 2013, the annualization was adjusted for the impact of realized gain on sale of AFS securities, net of AHP, of $15.4 million. Without the adjustment, return on average equity was 12.02% and return on average assets was 0.69%.

Results of Operations and Changes in Financial Condition

Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012. The following table presents the comparative highlights of our results of operations ($ amounts in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
Comparative Highlights	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Net Interest Income	$52	$59	$(7)	(12%)	$173	$181	$(8)	(5%)
Provision for (Reversal of) Credit Losses	—	6	(6)	(94%)	(4)	8	(12)	(144%)
Net Interest Income After Provision for Credit Losses	52	53	(1)	(3%)	177	173	4	2%
Other Income (Loss)	—	(2)	2	125%	28	(8)	37	429%
Other Expenses	20	14	6	43%	51	44	7	17%
Income Before Assessments	32	37	(5)	(13%)	154	121	34	27%
Affordable Housing Program Assessments	3	4	(1)	(15%)	16	13	3	22%
Net Income	29	33	(4)	(13%)	138	108	31	28%
Total Other Comprehensive Income (Loss)	11	39	(28)	(72%)	25	72	(48)	(66%)
Total Comprehensive Income	$40	$72	$(32)	(45%)	$163	$180	$(17)	(10%)

The decrease in Net Income for the third quarter of 2013 compared to the same period in 2012 was primarily due to lower Net Interest Income and an acceleration of the amortization of pension benefits from AOCI to Other Expenses as a result of our former President - CEO’s retirement, partially offset by the lower Provision for Credit Losses and the lower net unrealized losses on hedging activities.

The increase in Net Income for the nine months ended September 30, 2013 compared to the same period in 2012 was primarily due to net unrealized gains on hedging activities, a net realized gain on the sale of private-label MBS and a reversal of a portion of the Provision for Credit Losses, partially offset by lower Net Interest Income and the acceleration of the amortization of pension benefits.

The decrease in Total Other Comprehensive Income (Loss) for the third quarter of 2013 compared to the same period in 2012 was primarily due to decreases in the net change in fair value of AFS securities.

The decrease in Total Other Comprehensive Income (Loss) for the nine months ended September 30, 2013 compared to the same period in 2012 was primarily due to decreases in the net change in fair value of AFS securities and the reclassification of the net realized gains from the sale of securities to Other Income.

Changes in Financial Condition for the Nine Months Ended September 30, 2013. The following table presents the changes in our financial condition ($ amounts in millions):

Condensed Statements of Condition	September 30, 2013	December 31, 2012	$ Change	% Change
Advances	$18,796	$18,130	$666	4%
Mortgage Loans Held for Portfolio, net	6,160	6,001	159	3%
Investments (1)	13,956	16,845	(2,889)	(17%)
Other Assets (2)	665	252	413	164%
Total Assets	$39,577	$41,228	$(1,651)	(4%)

Consolidated Obligations	$35,428	$36,332	$(904)	(2%)
MRCS	255	451	(196)	(43%)
Other Liabilities	1,508	2,229	(721)	(32%)
Total Liabilities	37,191	39,012	(1,821)	(5%)
Capital Stock, Class B Putable	1,684	1,634	50	3%
Retained Earnings	687	592	95	16%
AOCI	15	(10)	25	248%
Total Capital	2,386	2,216	170	8%
Total Liabilities and Capital	$39,577	$41,228	$(1,651)	(4%)

Total Regulatory Capital (3)	$2,626	$2,677	$(51)	(2%)

(1)	Includes HTM Securities, AFS Securities, Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, and Federal Funds Sold.

(2)	Other Assets includes Cash and Due From Banks of $514.4 million and $105.5 million at September 30, 2013 and December 31, 2012, respectively.

(3)	Total Regulatory Capital is Total Capital plus MRCS less AOCI.

The decrease in Total Assets at September 30, 2013 compared to December 31, 2012 was primarily due to a decrease in Investments, partially offset by increases in Advances, Other Assets and Mortgage Loans Held for Portfolio. The net decrease in Investments was mainly due to a managed reduction in short-term investments, which were maintained at a higher level at December 31, 2012 due to the economic and political uncertainty at that time. The increase in Advances outstanding was attributable to higher Advances to our insurance company members, partially offset by lower Advances to our depository members. The increase in Mortgage Loans Held for Portfolio was attributable to purchases of mortgage loans under our MPP Advantage program and participation interests purchased from the FHLBank of Topeka under our MPF program. The net decrease in Consolidated Obligations was attributable to our lower funding needs.

The increase in Total Capital consisted of net increases in Capital Stock and Retained Earnings and a favorable change in AOCI.

Analysis of Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012.

Net Interest Income After Provision for Credit Losses. Net Interest Income, which is primarily the interest earned on Advances, Mortgage Loans Held for Portfolio, short-term investments, and investment securities less the interest paid on Consolidated Obligations and Interest-Bearing Deposits, is our primary source of earnings.

The decrease in Net Interest Income After Provision for Credit Losses for the quarter ended September 30, 2013 compared to the same period in 2012 resulted from a decrease in Net Interest Income, partially offset by the lower Provision for Credit Losses. The decrease in Net Interest Income was primarily due to:

•	narrower spreads on Advances, Mortgage Loans Held for Portfolio and short-term investments;

•	lower average balances of investment securities and Advances; and

•	a decrease in Prepayment Fees on Advances.

These decreases were partially offset by:

•	wider spreads on investment securities;

•	lower average balances of CO Bonds;

•	higher average balances of Mortgage Loans Held for Portfolio; and

•	a decrease in interest expense on MRCS.

The increase in Net Interest Income After Provision for Credit Losses for the nine months ended September 30, 2013 compared to the same period in 2012 resulted from a reversal of a portion of the Provision for Credit Losses, partially offset by a decrease in Net Interest Income. The decrease in Net Interest Income was primarily due to:

•	narrower spreads on Advances, investment securities and short-term investments; and

•	lower average balances of investment securities and Advances.

These decreases were partially offset by:

•	an increase in net Prepayment Fees on Advances;

•	a decrease in interest expense on MRCS;

•	lower average balances of CO Bonds;

•	higher average balances of Mortgage Loans Held for Portfolio; and

•	wider spreads on Mortgage Loans Held for Portfolio.

See Net Gains (Losses) on Derivatives and Hedging Activities herein for information on the net effect of derivatives on our Net Interest Income.

The following tables present average balances, interest income and expense, and average yields of our major categories of interest-earning assets and the sources funding those interest-earning assets ($ amounts in millions):

	Three Months Ended September 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Average Yield (6)	Average Balance	Interest Income/ Expense	Average Yield (6)
Assets:
Federal Funds Sold and Securities Purchased Under Agreements to Resell	$3,325	$1	0.05%	$4,389	$2	0.16%
Investment securities (1)	11,000	41	1.51%	11,550	50	1.70%
Advances (2)	18,556	31	0.66%	18,889	43	0.92%
Mortgage Loans Held for Portfolio (2)	6,182	60	3.84%	5,811	63	4.29%
Other Assets (interest-earning) (3)	416	1	0.63%	747	—	0.45%
Total interest-earning assets	39,479	134	1.34%	41,386	158	1.52%
Other Assets (4)	204			236
Total Assets	$39,683			$41,622

Liabilities and Capital:
Interest-Bearing Deposits	$891	—	0.01%	$801	—	0.01%
Discount Notes	8,141	2	0.08%	8,236	2	0.12%
CO Bonds (2)	26,726	78	1.15%	28,784	93	1.29%
MRCS	256	2	3.45%	451	4	2.96%
Other borrowings	4	—	0.10%	—	—	—%
Total interest-bearing liabilities	36,018	82	0.90%	38,272	99	1.03%
Other Liabilities	1,296			1,240
Total Capital	2,369			2,110
Total Liabilities and Capital	$39,683			$41,622

Net Interest Income		$52			$59

Net spread on interest-earning assets less interest-bearing liabilities			0.44%			0.49%

Net interest margin (5)			0.52%			0.57%

Average interest-earning assets to interest-bearing liabilities	1.10			1.08

	Nine Months Ended September 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Average Yield (6)	Average Balance	Interest Income/ Expense	Average Yield (6)
Assets:
Federal Funds Sold and Securities Purchased Under Agreements to Resell	$3,583	$3	0.09%	$3,882	$4	0.14%
Investment securities (1)	11,088	129	1.56%	11,610	156	1.78%
Advances (2)	18,518	102	0.74%	18,781	135	0.96%
Mortgage Loans Held for Portfolio (2)	6,132	186	4.06%	5,836	196	4.48%
Other Assets (interest-earning) (3)	543	2	0.39%	747	1	0.37%
Total interest-earning assets	39,864	422	1.41%	40,856	492	1.61%
Other Assets (4)	200			283
Total Assets	$40,064			$41,139

Liabilities and Capital:
Interest-Bearing Deposits	$861	—	0.01%	$946	—	0.01%
Discount Notes	8,148	6	0.10%	7,243	5	0.09%
CO Bonds (2)	26,777	236	1.18%	29,236	295	1.35%
MRCS	259	7	3.46%	453	11	3.12%
Other borrowings	2	—	0.08%	—	—	—%
Total interest-bearing liabilities	36,047	249	0.92%	37,878	311	1.10%
Other Liabilities	1,698			1,215
Total Capital	2,319			2,046
Total Liabilities and Capital	$40,064			$41,139

Net Interest Income		$173			$181

Net spread on interest-earning assets less interest-bearing liabilities			0.49%			0.51%

Net interest margin (5)			0.58%			0.59%

Average interest-earning assets to interest-bearing liabilities	1.11			1.08

(1)
Investment securities consists of AFS Securities and HTM Securities. The average balances of Investment securities are reflected at amortized cost; therefore, the resulting yields do not reflect changes in estimated fair value of AFS securities that are reflected as a component of OCI, nor do they include the effect of OTTI-related non-credit losses. Interest income/expense includes the effect of associated derivative transactions.

(2)
Interest income/expense and average yield include all other components of interest, including the impact of net interest payments or receipts on derivatives, amortization of hedge accounting adjustments, and prepayment fees on Advances.

(3)
Other Assets (interest-earning) consists of Interest-Bearing Deposits, loans to other FHLBanks (if applicable), and grantor trust assets that are carried at estimated fair value. The amounts include the rights or obligations to cash collateral, which are included in the estimated fair value of derivative assets or derivative liabilities on the Statement of Condition.

(4)	For purposes of the table, Other Assets includes changes in estimated fair value of AFS securities and the effect of OTTI-related non-credit losses on AFS and HTM securities.

(5)	Net interest margin is annualized Net Interest Income expressed as a percentage of the average balance of interest-earning assets.

(6)	Annualized.

Other Income (Loss). The following table presents the components of Other Income (Loss) ($ amounts in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Components	2013	2012	2013	2012
Total OTTI losses	$—	$—	$—	$—
Portion of Impairment Losses Reclassified to (from) Other Comprehensive Income (Loss)	—	—	(2)	(3)
Net OTTI credit losses	—	—	(2)	(3)
Net Realized Gains from Sale of Available-for-Sale Securities	—	—	17	—
Net Gains (Losses) on Derivatives and Hedging Activities	—	(3)	11	(7)
Other, net	—	1	2	2
Total Other Income (Loss)	$—	$(2)	$28	$(8)

The favorable change in Other Income (Loss) for the three months ended September 30, 2013 compared to the same period in 2012 was primarily due to Net Gains (Losses) on Derivatives and Hedging Activities.

The favorable change in Other Income (Loss) for the nine months ended September 30, 2013 compared to the same period in 2012 was primarily due to net realized gains from the sale of AFS securities and Net Gains (Losses) on Derivatives and Hedging Activities.

Results of OTTI Evaluation Process. The favorable change in OTTI credit losses for the nine months ended September 30, 2013, compared to the same period in 2012, was due to a relative improvement in the projected performance of the underlying collateral. For additional detail, see Notes to Financial Statements - Note 5 - Other-Than-Temporary Impairment Analysis.

Net Realized Gains from Sale of Available-for-Sale Securities. On April 4, 2013 we sold six AFS securities due to improved market conditions and the opportunity to reduce the overall risk level in our portfolio.

Net Gains (Losses) on Derivatives and Hedging Activities. The favorable change in Net Gains (Losses) on Derivatives and Hedging Activities for the nine months ended September 30, 2013 was primarily due to fair value hedge ineffectiveness in our qualifying hedging relationships. For additional detail, see Notes to Financial Statements - Note 9 - Derivatives and Hedging Activities.

In the first quarter of 2013, we discontinued hedge accounting for 18 derivatives, substantially due to ineffectiveness resulting from the use of the OIS curve to determine the estimated fair value of our derivatives as of December 31, 2012. We discontinued hedge accounting on two additional derivatives during the next six months. As a result, interest (income) expense for 20 derivatives with a total notional amount of $2.0 billion for the three and nine months ended September 30, 2013 of $(0.2) million and $4.1 million, respectively, was recorded in Other Income (Loss) instead of Net Interest Income. We continue to carry these derivatives at their estimated fair values and recognize the net interest settlements and changes in the estimated fair value in Other Income (Loss) with no offsetting fair value adjustments for the hedged items. The estimated fair value of these derivatives for the three and nine months ended September 30, 2013 was $48 thousand and $5.0 million, respectively. In addition, when hedge accounting is discontinued, we cease adjusting the hedged item's basis for changes in fair value and begin amortizing/accreting the frozen basis adjustment using the level-yield method. This amortization/accretion is included in Net Interest Income. As a result, the related amortization/accretion of the frozen basis adjustments for these discontinued hedges for the three and nine months ended September 30, 2013 of $(0.3) million and $5.0 million, respectively, was recorded to Net Interest Income. The overall impact of the discontinuance of hedge accounting on Net Income for the three and nine months ended September 30, 2013 was favorable, but not significant.

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

The tables below present the net effect of derivatives on Net Interest Income and Other Income (Loss), within the line Net Gains (Losses) on Derivatives and Hedging Activities, by type of hedge and hedged item ($ amounts in millions):

Three Months Ended September 30, 2013	Advances	Investments	Mortgage Loans	CO Bonds	Discount Notes	Total
Net Interest Income:
Amortization/accretion of hedging activities in net interest income (1)	$—	$3	$—	$—	$—	$3
Net interest settlements included in net interest income (2)	(51)	(24)	—	22	—	(53)
Total Net Interest Income	(51)	(21)	—	22	—	(50)
Net Gains (Losses) on Derivatives and Hedging Activities:
Gains (losses) on fair-value hedges	(2)	—	—	1	—	(1)
Gains (losses) on derivatives not qualifying for hedge accounting	—	—	1	—	—	1
Net Gains (Losses) on Derivatives and Hedging Activities	(2)	—	1	1	—	—
Total net effect of derivatives and hedging activities	$(53)	$(21)	$1	$23	$—	$(50)

Three Months Ended September 30, 2012
Net Interest Income:
Amortization/accretion of hedging activities in net interest income (1)	$—	$3	$(1)	$—	$—	$2
Net interest settlements included in net interest income (2)	(59)	(23)	—	12	—	(70)
Total Net Interest Income	(59)	(20)	(1)	12	—	(68)
Net Gains (Losses) on Derivatives and Hedging Activities:
Gains (losses) on fair-value hedges	(1)	—	—	(1)	—	(2)
Gains (losses) on derivatives not qualifying for hedge accounting	—	—	(1)	—	—	(1)
Net Gains (Losses) on Derivatives and Hedging Activities	(1)	—	(1)	(1)	—	(3)
Total net effect of derivatives and hedging activities	$(60)	$(20)	$(2)	$11	$—	$(71)

Nine Months Ended September 30, 2013	Advances	Investments	Mortgage Loans	CO Bonds	Discount Notes	Total
Net Interest Income:
Amortization/accretion of hedging activities in net interest income (1)	$(7)	$8	$—	$2	$—	$3
Net interest settlements included in net interest income (2)	(154)	(72)	—	65	—	(161)
Total Net Interest Income	(161)	(64)	—	67	—	(158)
Net Gains (Losses) on Derivatives and Hedging Activities:
Gains (losses) on fair-value hedges	2	2	—	5	—	9
Gains (losses) on derivatives not qualifying for hedge accounting	1	—	1	—	—	2
Net Gains (Losses) on Derivatives and Hedging Activities	3	2	1	5	—	11
Total net effect of derivatives and hedging activities	$(158)	$(62)	$1	$72	$—	$(147)

Nine Months Ended September 30, 2012
Net Interest Income:
Amortization/accretion of hedging activities in net interest income (1)	$—	$10	$(1)	$1	$—	$10
Net interest settlements included in net interest income (2)	(179)	(66)	—	41	—	(204)
Total Net Interest Income	(179)	(56)	(1)	42	—	(194)
Net Gains (Losses) on Derivatives and Hedging Activities:
Gains (losses) on fair-value hedges	(2)	1	—	(1)	—	(2)
Gains (losses) on derivatives not qualifying for hedge accounting	—	(1)	(4)	—	—	(5)
Net Gains (Losses) on Derivatives and Hedging Activities	(2)	—	(4)	(1)	—	(7)
Total net effect of derivatives and hedging activities	$(181)	$(56)	$(5)	$41	$—	$(201)

(1)	Represents the amortization/accretion of hedging fair value adjustments for both current and discontinued hedge positions.

(2)	Represents interest income/expense on derivatives included in Net Interest Income.

Other Expenses. The following table presents the components of Other Expenses ($ amounts in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Components	2013	2012	2013	2012
Compensation and Benefits	$14	$9	$33	$27
Other Operating Expenses	5	4	13	12
Finance Agency and Office of Finance Expenses	1	1	4	5
Other	—	—	1	—
Total Other Expenses	$20	$14	$51	$44

The increases in Other Expenses for the three and nine months ended September 30, 2013 compared to the same periods in 2012 were primarily due to the acceleration of $5.1 million of amortization of previously unrecognized pension benefits from AOCI into Compensation and Benefits expense due to the retirement of our former President - CEO effective July 1, 2013. Mr. Miller received a lump sum distribution from our SERP totaling $10.3 million on July 12, 2013. We estimate that if any one of the remaining participants in our SERP were to terminate service, the acceleration of amortization of previously unrecognized pension benefits for that participant would not have a material impact on our financial statements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Traditional Business Segment	2013	2012	2013	2012
Net Interest Income	$35	$41	$113	$124
Provision for (Reversal of) Credit Losses	—	—	—	—
Other Income (Loss)	(1)	(1)	27	(4)
Other Expenses	18	13	46	40
Income Before Assessments	16	27	94	80
Affordable Housing Program Assessments	2	3	10	9
Net Income	$14	$24	$84	$71

The decrease in Net Income for the Traditional business segment for the three months ended September 30, 2013 compared to the same period in 2012 was due to a decrease in Net Interest Income attributable primarily to narrower spreads and an increase in Other Expenses due to the acceleration of the amortization of pension benefits from AOCI to Other Expenses as a result of our former President - CEO’s retirement.

The increase in Net Income for the Traditional business segment for the nine months ended September 30, 2013 compared to the same period in 2012 was primarily due to a favorable change in Other Income (Loss), attributable to a net realized gain on the sale of private-label MBS and net unrealized gains on hedging activities, partially offset by a decrease in Net Interest Income primarily due to narrower spreads and an increase in Other Expenses due to the acceleration of the amortization of pension benefits.

The Mortgage Loans business segment includes (i) mortgage loans purchased from our members through our MPP and (ii) participation interests purchased from the FHLBank of Topeka in mortgage loans originated by its members under the MPF program. The following table presents our financial performance for the Mortgage Loans business segment ($ amounts in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Mortgage Loans Business Segment	2013	2012	2013	2012
Net Interest Income	$17	$18	$60	$57
Provision for (Reversal of) Credit Losses	—	6	(4)	8
Other Income (Loss)	1	(1)	1	(4)
Other Expenses	2	1	5	4
Income Before Assessments	16	10	60	41
Affordable Housing Program Assessments	1	1	6	4
Net Income	$15	$9	$54	$37
The increase in Net Income for the Mortgage Loans business segment for the three months ended September 30, 2013 compared to the same period in 2012 was primarily due to the lower Provision for Credit Losses.

The increase in Net Income for the Mortgage Loans business segment for the nine months ended September 30, 2013 compared to the same period in 2012 was primarily due to a reversal of a portion of the Provision for Credit Losses.

Analysis of Financial Condition

Total Assets. The table below presents the carrying value of our major asset categories as a percentage of combined Total Assets ($ amounts in millions).

	September 30, 2013		December 31, 2012
Major Asset Categories	Carrying Value	% of Total	Carrying Value	% of Total
Advances	$18,796	47%	$18,130	44%
Mortgage Loans Held for Portfolio, net	6,160	15%	6,001	15%
Federal Funds Sold and Securities Purchased Under Agreements to Resell	2,945	7%	5,360	13%
Investment Securities (1)	11,010	28%	11,485	27%
Other Assets (2)	666	3%	252	1%
Total Assets	$39,577	100%	$41,228	100%

(1)    Investment Securities includes AFS and HTM securities.

(2)	For purposes of this table, Other Assets includes Cash and Due From Banks, Interest-Bearing Deposits, Accrued Interest Receivable, Premises, Software and Equipment, Derivative Assets and Other Assets.

Total Assets were $39.6 billion as of September 30, 2013, a decrease of 4% compared to December 31, 2012. This decrease of $1.7 billion was primarily due to the managed reduction of short-term investments totaling $2.0 billion and a decrease in investment securities totaling $0.5 billion, partially offset by increases in Advances totaling $0.7 billion and in Mortgage Loans Held for Portfolio totaling $0.2 billion. As a result, the mix of our assets changed, with Advances increasing to 47% of our Total Assets and short-term investments decreasing to 7% of our Total Assets.

Advances. Advances totaled $18.8 billion at September 30, 2013, an increase of 4% compared to December 31, 2012. This increase was primarily due to a 16% net increase in the par value of Advances to insurance company borrowers, which totaled $10.0 billion at September 30, 2013, partially offset by a 5% net reduction in the par value of Advances to depository borrowers. The net reduction in Advances to depository borrowers resulted from repayments from former members, partially offset by an increase in Advances to current depository members. In general, Advances fluctuate in accordance with our members' funding needs, which are driven by their deposit levels, mortgage pipelines, investment opportunities, available collateral, other balance sheet strategies, and the cost of alternative funding opportunities.

Mortgage Loans Held for Portfolio. We purchase mortgage loans from our members to support our housing mission, provide an additional source of liquidity to our members and diversify our investments.

A breakdown of Mortgage Loans Held for Portfolio by primary product type is presented below ($ amounts in millions):

	September 30, 2013		December 31, 2012
Mortgage Loans Held for Portfolio	UPB	% of Total	UPB	% of Total
MPP Original	$3,224	53%	$4,111	69%
MPP Advantage	2,322	38%	1,585	27%
Total MPP	5,546	91%	5,696	96%
MPF	515	9%	230	4%
Total UPB	$6,061	100%	$5,926	100%

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

We have established and maintain an allowance for loan losses based on our best estimate of probable losses over the loss emergence period. Our estimate of MPP losses remaining after borrower's equity was $36.0 million at September 30, 2013 and $51.5 million at December 31, 2012. This decrease from December 31, 2012 to September 30, 2013 was primarily the result of an improvement in the underlying weighted-average collateral recovery rate and a significant reduction in the number of mortgage loans that are seriously past due.

After consideration of the portion recoverable under the associated credit enhancements, the allowance for MPP loan losses was $5.0 million at September 30, 2013 and $9.9 million at December 31, 2012. This decrease was primarily due to an increase in the estimated amounts recoverable from our PMI and SMI providers. See Notes to Financial Statements - Note 8 - Allowance for Credit Losses, Critical Accounting Policies and Estimates, and Risk Management - Credit Risk Management - Mortgage Loans Held for Portfolio - MPP Credit Enhancements for more information.

Cash and Investments. The following table presents the components of our cash and investments at carrying value ($ amounts in millions):

Components of Cash and Investments	September 30, 2013	December 31, 2012	Change
Cash and short-term investments:
Cash and Due from Banks	$514	$105	$409
Interest-Bearing Deposits	1	—	1
Securities Purchased Under Agreements to Resell	2,700	3,250	(550)
Federal Funds Sold	245	2,110	(1,865)
Total cash and short-term investments	3,460	5,465	(2,005)
Investment securities:
AFS securities	3,689	3,980	(291)
HTM securities	7,321	7,505	(184)
Total investment securities	11,010	11,485	(475)
Total Cash and Investments, carrying value	$14,470	$16,950	$(2,480)

Cash and Short-Term Investments. Cash and short-term investments totaled $3.5 billion at September 30, 2013, a decrease of 37% compared to December 31, 2012. The decrease was primarily attributable to the higher level of short-term investments maintained at December 31, 2012 due to the economic and political uncertainty at that time. The total outstanding balance and composition of our short-term investment portfolio is influenced by our liquidity needs. See Liquidity and Capital Resources below for more information.

Total Liabilities. Total Liabilities were $37.2 billion at September 30, 2013, a decrease of 5% compared to December 31, 2012. This decrease of $1.8 billion was primarily due to decreases of $0.9 billion in Consolidated Obligations and $0.7 billion in Deposits.

Deposits (Liabilities). Total Deposits were $1.1 billion at September 30, 2013, a decrease of 38% compared to December 31, 2012. These Deposits include one member's custodial accounts for the benefit of other GSEs that decreased by $0.8 billion at September 30, 2013 compared to December 31, 2012. The balances of these custodial accounts can fluctuate from period to period. Total Deposits represent a relatively small portion of our funding and may also vary depending upon market factors, such as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' investment preferences with respect to the maturity of their investments, and member liquidity.

Consolidated Obligations. At September 30, 2013, the carrying values of our Discount Notes and CO Bonds totaled $7.8 billion and $27.6 billion, respectively, compared to $8.9 billion and $27.4 billion, respectively, at December 31, 2012. The overall balance of our Consolidated Obligations generally fluctuates in relation to our Total Assets. The carrying value of our Discount Notes was 22% of total Consolidated Obligations at both September 30, 2013 and December 31, 2012. Discount Notes are issued primarily to provide short-term funds while CO Bonds are typically issued to provide intermediate and long-term funding. The composition of our Consolidated Obligations can fluctuate significantly based on comparative changes in their cost levels, supply and demand conditions, demand for Advances, and our balance sheet management strategy. As of September 30, 2013, $11.9 billion or 43% of our outstanding CO Bonds, at par, have a remaining maturity of one year or less. Our funding strategy generally includes a significant portion of CO Bonds maturing in one year or less that are replaced at maturity.

Derivatives. As of September 30, 2013 and December 31, 2012, we had Derivative Assets, net of collateral held or posted, including accrued interest, with estimated fair values of $7.7 million and $0.8 million, respectively, and Derivative Liabilities, net of collateral held or posted, including accrued interest, with fair values of $187.2 million and $201.1 million, respectively. We classify interest-rate swaps as derivative assets or liabilities according to the positive or negative net fair value of the interest-rate swaps with each counterparty. Increases and decreases in the estimated fair value of derivatives are primarily caused by market changes in the derivatives' underlying interest-rate index.

Total Capital. Total Capital was $2.4 billion at September 30, 2013, an increase of 8% compared to December 31, 2012. This increase was primarily due to a net increase in Capital Stock of $49.7 million, a net increase in Retained Earnings of $95.0 million, and a favorable change in AOCI of $25.0 million. The change in AOCI was primarily due to a net increase in the fair value of AFS securities and accelerated amortization of pension benefits, partially offset by the reclassification of the net realized gains from the sale of private-label MBS.

Liquidity and Capital Resources

Liquidity. Our primary sources of liquidity are holdings of cash and short-term investments and the issuance of Consolidated Obligations. Our cash and short-term investments portfolio totaled $3.5 billion at September 30, 2013. Our short-term investments may consist of high-quality, short- and intermediate-term financial instruments. We manage our short-term investment portfolio in response to economic conditions and market events and uncertainties. As a result, the overall level of our short-term investment portfolio may fluctuate accordingly.

We have not identified any trends, demands, commitments, events or uncertainties that are likely to materially increase or decrease our liquidity.

Capital Resources.

Mandatorily Redeemable Capital Stock. At September 30, 2013, we had $255.3 million in non-member capital stock subject to mandatory redemption, compared to $450.7 million at December 31, 2012. Such amounts included excess stock of $238.4 million and $423.0 million, respectively. See Notes to Financial Statements - Note 13 - Capital and Excess Stock below for additional information.

Excess Stock. The following table presents the composition of our excess stock ($ amounts in millions):

Components of Excess Stock	September 30, 2013	December 31, 2012
Member capital stock not subject to outstanding redemption requests	$400	$423
Member capital stock subject to outstanding redemption requests	95	101
MRCS	239	423
Total excess capital stock	$734	$947

During the first quarter of 2013, we repurchased $250 million of excess stock, which was classified as MRCS, from former members (or their successors-in-interest). In October 2013, we repurchased an additional $250 million from shareholders that were members or former members (or their successors-in-interest) with excess stock under a redemption request. The repurchases included $95 million of member capital stock subject to outstanding redemption requests and $155 million of MRCS. These repurchases were undertaken for general capital management purposes in accordance with our capital plan dated September 19, 2002 (as amended effective September 5, 2011). See Notes to Financial Statements - Note 13 - Capital and Notes to Financial Statements - Note 20 - Subsequent Events for additional information.

Our board and management are presently evaluating certain activity-based capital stock requirements within our existing capital plan to increase Advances in the short term.

Capital Distributions. On October 29, 2013, our board of directors declared a cash dividend of 3.50% (annualized) on our Capital Stock Putable-Class B-1 and 2.80% (annualized) on our Capital Stock Putable-Class B-2.

Off-Balance Sheet Arrangements

See Notes to Financial Statements - Note 18 - Commitments and Contingencies for information on our off-balance sheet arrangements.

Critical Accounting Policies and Estimates

We have identified five accounting policies that we believe are critical because they require management to make particularly difficult, subjective, and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions. These accounting policies relate to:

•	OTTI analysis (see Notes to Financial Statements - Note 5 - Other-Than-Temporary Impairment Analysis for more information);

•	Allowance for credit losses (see Notes to Financial Statements - Note 8 - Allowance for Credit Losses for more information);

•	Derivatives and hedging activities (see Notes to Financial Statements - Note 9 - Derivatives and Hedging Activities for more information);

•	Fair value estimates (see Notes to Financial Statements - Note 17 - Estimated Fair Values for more information); and

•	Premiums and discounts and other costs associated with originating or acquiring mortgage loans (see Notes to Financial Statements - Note 7 - Mortgage Loans Held for Portfolio for more information).

A full discussion of our critical accounting policies and estimates can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates in our 2012 Form 10-K. See below for additional information regarding certain of these policies.

Other-Than-Temporary Impairment Analysis. In addition to evaluating our private-label RMBS under a best estimate scenario, we performed a cash flow analysis for each of these securities under a more stressful housing price scenario. This more stressful scenario was based on a short-term housing price forecast that was decreased five percentage points followed by a recovery path that is 33% lower than the best estimate. There were no credit losses in the best estimate scenario or the more stressful housing price scenario.

Additional information regarding OTTI of our private-label RMBS and ABS is provided in Risk Management - Credit Risk Management - Investments herein.

Provision for Credit Losses.

Mortgage Loans Acquired under the MPP. Our allowance for loan losses incorporates our analysis of delinquent conventional MPP loans, using the weighted-average collateral recovery rate for the previous 12 months of approximately 55.6% of the original appraised value, further reduced by estimated liquidation costs.

We have also performed our loan loss analysis under an adverse scenario whereby we lowered the weighted-average collateral recovery rate to 45% for delinquent conventional loans and individually evaluated loans. While holding all other assumptions constant, such scenario would have increased our allowance by approximately $4.7 million at September 30, 2013. We consider a weighted-average collateral recovery rate of 45% to be the lowest rate that is reasonably possible to occur over the loss emergence period of 24 months. We continue to monitor the appropriateness of this adverse scenario based on the actual collateral recovery rate. We also evaluate the actual collateral recovery rate against other time periods including the most recent 3- and 6-month periods in order to consider potential trends in the market. Annually, we also consider other adverse scenarios that include loans in earlier stages of delinquency (90 days), higher counterparty losses on claims to our SMI providers, and higher costs to liquidate collateral.

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

Legislative and Regulatory Developments. The regulatory environment in which we operate continues to change significantly as regulators continue to implement the Housing and Economic Recovery Act of 2008, as amended, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, and the reforms of the Basel Committee on Bank Supervision. Further, we continue to monitor significant changes proposed as the United States Congress considers legislation to reform Fannie Mae and Freddie Mac and make other housing finance changes. Our business, operations, funding costs, rights or obligations, and the business environment in which we carry out our housing finance and economic development missions are likely to be impacted by these developments.

Finance Agency Developments.

Final Rule on Stress Testing. On September 26, 2013, the Finance Agency issued a final rule that requires each FHLBank to assess the potential impact of certain sets of economic and financial conditions, including baseline, adverse and severely adverse scenarios, on its consolidated earnings, capital, and other related factors over a nine-quarter forward horizon based on its portfolio as of September 30 of the previous year. The rule provides that the Finance Agency will annually issue guidance on the scenarios and methodologies to be used in conducting the stress test. Each FHLBank must publicly disclose the results of its adverse economic conditions stress test. The final rule became effective October 28, 2013, and we are required to disclose the results of our first adverse economic conditions stress test in July 2014.

Joint Proposed Rule on Credit Risk Retention for ABS. On September 20, 2013, the Finance Agency with other United States federal regulators jointly issued a proposed rule with a comment deadline of October 30, 2013, pursuant to which ABS sponsors would be required to retain a minimum of 5% economic interest in a portion of the credit risk of the assets collateralizing the ABS, unless all the securitized assets satisfy specified qualifications. The proposed rule revises an earlier proposed rule on ABS credit risk retention. In general, as with the original, the revised proposed rule specifies criteria for qualified residential mortgage, commercial real estate, auto, and commercial loans that would make them exempt from the risk-retention requirement. Qualified residential mortgages are described in the proposed rulemaking as those with underwriting and product features that, based on historical data, are associated with low risk even in periods of declining housing prices and high unemployment, and are defined by reference to the definition of "qualified mortgage" adopted by the Consumer Financial Protection Bureau. The proposed rule would exempt agency MBS from the risk-retention requirements so long as the sponsoring agency is operating under the conservatorship or receivership of the Finance Agency and fully guarantees the timely payment of principal and interest on all interests in the issued security. Further, MBS issued by any limited-life regulated entity succeeding to either Fannie Mae or Freddie Mac operating with capital support from the United States would be exempt from the risk-retention requirements.

If adopted as proposed, the rule could reduce the number of loans originated by our members that are eligible to be pledged to us as collateral to the extent that the risk-retention requirements were uneconomic or otherwise had adverse impacts on our members. A reduction in origination of assets that are eligible to be pledged to us as collateral could, in turn, adversely impact demand for Advances. By linking the definitions of "qualified mortgages" and "qualified residential mortgages," the proposed rule could further encourage members to emphasize making qualified mortgages, which may be more readily sold. If our members were to so emphasize making and selling qualified residential mortgages, demand for our Advances (by reducing the amount or value of collateral) and our mortgage loans held for portfolio (by increasing the number of mortgage loans eligible for purchase in these ABS programs) could be affected. The proposed rule also does not authorize our Bank or the other FHLBanks to sell or securitize our Acquired Member Assets held on the balance sheet.

Core Mission Assets. The Finance Agency initiated discussions with the FHLBanks to establish targets for, and emphasize, mission-related assets (consisting of Advances and mortgage loans held for portfolio). For example, the Finance Agency has noted the importance of making Advances versus other FHLBank activities, such as investing, and has solicited FHLBank feedback on certain proposed core mission ratios, which would serve as target floors. Although the Finance Agency has informally indicated that achieving these targeted ratios may not be required by regulation or otherwise, and that we are not expected to divest assets or otherwise restructure our balance sheet in response to this regulatory focus on mission-related assets, over time we expect that these target ratios may reduce the level of investments that we would otherwise maintain for liquidity and otherwise affect the composition of our assets, which may adversely impact our results of operations.

Other Significant Developments.

Housing Finance and Housing GSE Reform. We expect Congress to continue to consider reforms for United States housing finance and the regulated entities, including the resolution of Fannie Mae and Freddie Mac (together, the "Enterprises"). Legislation has been introduced in both the House of Representatives and the Senate that would wind down the Enterprises and replace them with a new finance system to support the secondary mortgage market. On June 25, 2013, a bill entitled the Housing Finance Reform and Taxpayer Protection Act of 2013 (the "Housing Finance Reform Act") was introduced in the Senate with bipartisan support. On July 11, 2013, Republican leaders of the House Financial Services Committee submitted a proposal entitled the Protecting American Taxpayers and Homeowners Act of 2013 (the "PATH Act").

While both proposals reflect industry and Finance Agency efforts since the 2008 financial crisis to lay the groundwork for a new United States housing finance structure by creating a common securitization platform and establishing national standards for mortgage securitization, they differ on the role of the federal government in the revamped housing finance structure. The Housing Finance Reform Act would establish the Federal Mortgage Insurance Corporation (the "FMIC") as an independent agency in the federal government, replacing the Finance Agency as the primary federal regulator of the FHLBanks. The FMIC would, among other things, facilitate the securitization of eligible mortgages by insuring against losses on covered securities in excess of the first-loss position or upon insolvency of the guarantor in the first-loss position for such securities. The FHLBanks, or a new subsidiary of one or more FHLBanks, would be allowed to apply to become an approved issuer of covered securities to facilitate access to the secondary market for smaller community mortgage lenders. Any covered MBS issued by an FHLBank or the new subsidiary would not be issued as Consolidated Obligations and would not be treated as a joint and several obligation of any FHLBank that has not elected to participate in such issuance.

By contrast, the PATH Act would effectively eliminate any government guarantee of conventional, conforming mortgages except for FHA, Department of Veteran Affairs and similar loans designed to serve first-time homebuyers and low- and moderate-income borrowers. The FHLBanks would be authorized to act as aggregators of mortgages for securitization through a newly established common market utility.

The PATH Act would also revamp the statutory provisions governing the board composition of FHLBanks. Among other things, for merging FHLBanks, the number of directors would be capped at 15 and the number of member directors allocated to a state would be capped at two until each state has at least one member director. In addition, the Finance Agency would be given the authority, consistent with the authority of other banking regulators, to regulate and examine certain vendors of an FHLBank or an Enterprise. Also, the PATH Act would remove the requirement that the Finance Agency adopt regulations establishing standards of community investment or service for FHLBank members.

We expect Congress to consider these and other changes to the United States housing finance system in the coming months. Any such proposal likely would have consequences for the FHLBank System and our ability to provide readily accessible liquidity to our members. However, given the uncertainty of the legislative process, it is impossible to determine at this time whether or when legislation may be enacted for housing GSE or housing finance reform. The ultimate effects of these efforts on the FHLBanks are unknown and will depend on the legislation or other changes, if any, that ultimately are implemented.
Basel Committee on Banking Supervision - Final Capital Framework. In July 2013, the Federal Reserve and the Office of the Comptroller of the Currency (the "OCC") adopted a final rule and the FDIC (together with the Federal Reserve and the OCC, the "Financial Regulators") adopted an interim final rule, which was amended September 10, 2013, establishing new minimum capital standards for financial institutions to incorporate the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision. The new capital framework includes, among other things:

•	a new common equity tier 1 minimum capital requirement, a higher minimum tier 1 capital requirement and an additional capital conservation buffer;

•	revised methodologies for calculation of risk-weighted assets to enhance risk sensitivity; and

•	a supplementary leverage ratio for financial institutions subject to the "advanced approaches" risk-based capital rules.
The new framework could require some of our members to divest assets in order to comply with the more stringent capital requirements, thereby tending to decrease their need for advances. The requirements may also adversely impact investor demand for Consolidated Obligations to the extent that impacted institutions divest or limit their investments in Consolidated Obligations. Conversely, the new requirements could incent our members to use term Advances to create and maintain balance sheet liquidity. Most of our members must begin to comply with the final rule by January 1, 2015, although some larger FHLBank System members must begin to comply by January 1, 2014.

Basel Committee on Banking Supervision - Liquidity Standards. On October 24, 2013 the Federal Reserve voted to publish a joint notice of proposed rulemaking that will also be issued by the Office of Comptroller of the Currency and the FDIC. The joint proposed rulemaking would apply, with some exceptions, to the following:

•	all banking organizations with $250 billion or more in consolidated assets and their depository institution subsidiaries holding $10 billion or more in consolidated assets;

•	all banking organizations that have $10 billion or more in foreign on-balance sheet exposures and their depository institution subsidiaries with at least $10 billion in assets; and

•
non-banking financial organizations that have been designated as systemically important financial institutions ("SIFIs") by the Financial Stability Oversight Board and are, therefore, subject to Federal Reserve Board supervision (collectively, "Covered Organizations").

The joint rulemaking liquidity coverage ratio ("LCR") standard requires a Covered Organization to maintain sufficient amounts of high quality liquid assets ("HQLA") to withstand a 30-day run on the Covered Organization following severe economic stress. To test the sufficiency of the liquidity reserve, the LCR specifies a "stress test" with stipulated deposit outflows and other liquidity demands. The LCR test requires that a Covered Organization have sufficient HQLA to withstand a 30-day period during which the resources of the Covered Organization will be subject to the stressed environment. The Federal Reserve has also proposed to require compliance with an LCR for any depository institution holding company with $50 billion or more in assets that is not large enough to be a Covered Organization. The modified standard would apply a 21-day stress test rather than the 30-day stress test applicable to larger institutions.

A Covered Organization must monitor its liquidity levels daily, as of a specified set time that can only be changed with regulatory approval. The Covered Organization must notify the appropriate regulator on any business day that the minimum LCR level is breached and must submit a remedial plan if the LCR is not met for three consecutive days.

The pool of HQLA must be segregated from other assets held by the Covered Organization, which must demonstrate that it could monetize the assets and use the proceeds for liquidity management without conflicting with any other business risk or management plan. To satisfy the LCR requirement, the Covered Organization must have a pool of unencumbered HQLA that will equal or exceed the 30-day outflow of cash. Qualified liquidity assets must be easily and immediately converted into cash with little loss of value, and cannot be used as a hedge against another position. Further, assets that are obligations of financial companies (including depository institutions, depository institution holding companies, investment companies, hedge funds, private equity funds, commodity pool operators, investment advisors, SIFIs and subsidiaries thereof) are not considered HQLA, even if all of the other standards are met.

HQLAs are divided into three classes or levels. Level 1 assets can be used to meet the liquidity test without limit. Level 2A assets can be counted for liquidity purposes, but are subject to a 15% haircut. Level 2B assets are subject to a 50% haircut. In addition, the aggregate amount of Level 2A and 2B assets cannot count toward more than 40% of the total required stock of HQLAs, and Level 2B assets cannot count toward more than 15% of the total required amount. FHLBank Consolidated Obligations are considered Level 2A liquidity assets. They are, therefore, subject to a 15% haircut from market value and they are included in the pool of assets that is capped at 40% of the liquidity requirement.

Assets qualifying as HQLAs that have been pledged to or deposited with an FHLBank but have not been used to generate liquidity may be included in the Covered Organization’s liquidity pool. No liquidity credit is given for unused capacity to obtain additional FHLBank Advances.

As noted above, the LCR standard requires a Covered Organization to hold sufficient HQLAs to meet expected net cash outflows during a 30-day stress test. Net cash outflows is the total amount of predicted cash outflows less the total amount of predicted cash inflows during the stress period. The joint proposed rulemaking specifies how the net cash outflow should be calculated. For example, all types of secured funding, including FHLBank Advances, are subject to assumed outflow rates based on the quality of the assets securing the loan. If the funding is secured by Level 1 assets, the assumption is that there will be no outflow. The outflow rate is assumed to be 15% to the extent the collateral is a Level 2A asset. The outflow rate is set at 25% to the extent the collateral is a Level 2B asset and the counterparty is a GSE, such as an FHLBank or a sovereign entity. If the counterparty is not a GSE or sovereign entity, the outflow rate is increased to 50%. For purposes of determining cash outflows, extensions of credit from Federal Reserve Banks and FHLBank Advances are treated the same.

The joint notice of proposed rulemaking would require a Covered Organization to assume cash outflows related to commitments to fund residential mortgage loans that could be drawn upon within 30 days of the calculation date. The joint notice of proposed rulemaking would require a Covered Organization to use an outflow rate of 10% for all such retail commitments. In addition, the joint notice of proposed rulemaking would not include as cash inflows the proceeds from the potential sale of mortgages in the to-be-announced, specified pool, or similar forward sales market.

This joint notice of proposed rulemaking provides for a phase-in of the liquidity requirement beginning on January 1, 2015. For calendar years 2015 and 2016, a Covered Organization must hold 80% and 90%, respectively, of the required amount of HQLA. Beginning on January 1, 2017 the Covered Organization must fully comply with these requirements. We continue to study the potential ramifications of this proposal.

National Credit Union Administration ("NCUA") Proposed Rule on Access to Emergency Liquidity. On July 30, 2012, the NCUA published a proposed rule requiring, among other things, that federally-insured credit unions of $100 million or larger must maintain access to at least one federal liquidity source for use in times of financial emergency and distressed circumstances. This access must be demonstrated through direct or indirect membership in the Central Liquidity Facility (a United States government corporation created to improve the general financial stability of credit unions by serving as a liquidity lender to credit unions) or by establishing access to the Federal Reserve's discount window. On October 24, 2013, the NCUA voted to reject membership in an FHLBank as a satisfactory federal liquidity source for use in times of financial emergency and distressed circumstances. The rule may adversely impact our results of operations if it causes our federally-insured credit union members to favor these federal liquidity sources over FHLBank Advances.
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

Advances. Our credit risk is magnified due to the concentration of Advances in a few borrowers. As of September 30, 2013, our top three borrowers held 37% of total Advances outstanding, at par. Because of this concentration in Advances, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we analyze the implications to our financial management and profitability if we were to lose the business of one or more of these borrowers.

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

Advances to our insurance company members have increased from 49% of total Advances, at par as of December 31, 2012, to 54% of total Advances, at par as of September 30, 2013. As of September 30, 2013, four of our five largest Advance borrowers were insurance companies. In addition, as of December 31, 2012, approximately 80% of total assets owned by institutions eligible for membership in our district were owned by insurance companies. Therefore, we expect that Advances outstanding to our insurance company members and the relative percentage of their Advances to the total will continue to increase. Although insurance companies represent significant growth opportunities, they have different risk characteristics than our depository members. Some of the ways we mitigate this risk include requiring insurance companies to deliver collateral to us or our custodian, with the majority of that collateral being marketable securities, and using an insurance industry-specific credit scorecard as part of our ongoing evaluation of our insurance company members' financial strength.

Investments. We are also exposed to credit risk through our investment portfolios. The Risk Management Policy approved by our board of directors restricts the acquisition of investments to high-quality, short-term money market instruments and highly-rated long-term securities.

Short-Term Investments. At September 30, 2013, our unsecured credit exposure, including accrued interest related to short-term money-market instruments, was $0.2 billion to one counterparty, which was for Federal Funds Sold that mature overnight.

As of September 30, 2013, our unsecured investment credit exposure to United States branches and agency offices of foreign commercial banks was limited to Federal Funds Sold to a private counterparty whose parent is domiciled in Norway. This counterparty has a long-term credit rating of A, stated in terms of the S&P equivalent. Unsecured transactions can be conducted only with counterparties that are domiciled in countries that maintain a long-term equivalent sovereign rating from S&P of AA or higher. None of our Federal Funds Sold were with our members at September 30, 2013.

Long-Term Investments. Our long-term investments include RMBS guaranteed by the housing GSEs (Fannie Mae and Freddie Mac), other United States obligations - guaranteed RMBS (Ginnie Mae), and corporate debentures issued by the TVA and other GSEs.

A Finance Agency regulation provides that the total value of our investments in MBS and ABS, calculated using amortized historical cost, must not exceed 300% of our total regulatory capital, consisting of Retained Earnings, Class B Capital Stock, and MRCS, as of the day we purchase the securities, based on the capital amount most recently reported to the Finance Agency. If our outstanding investments in MBS and ABS exceed the limitation at any time, but were in compliance at the time we purchased the investments, we would not be considered out of compliance with the regulation, but we would not be permitted to purchase additional investments in MBS or ABS until these outstanding investments were within the capital limitation. These investments, as a percentage of total regulatory capital, were 287% at September 30, 2013, compared to 295% at December 31, 2012. Generally, our goal is to maintain these investments near the 300% limit in order to enhance earnings for our members and diversify our revenue stream.

The following table presents the carrying values of our investments by credit rating, grouped by investment category. Applicable rating levels are determined using the lowest relevant long-term rating from S&P, Moody's and Fitch, each stated in terms of the S&P equivalent. Rating modifiers are ignored when determining the applicable rating level for a given counterparty or investment ($ amounts in millions):

					Below
					Investment
September 30, 2013	AAA	AA	A	BBB	Grade	Total
Short-term investments:
Interest-Bearing Deposits	$—	$1	$—	$—	$—	$1
Securities Purchased Under Agreements to Resell	—	2,700	—	—	—	2,700
Federal Funds Sold	—	—	245	—	—	245
Total short-term investments	—	2,701	245	—	—	2,946
AFS securities:
GSE and TVA debentures	—	3,200	—	—	—	3,200
Private-label RMBS	—	—	—	—	489	489
Total AFS securities	—	3,200	—	—	489	3,689
HTM securities:
GSE debentures	—	269	—	—	—	269
Other U.S. obligations - guaranteed RMBS	—	3,090	—	—	—	3,090
GSE RMBS	—	3,782	—	—	—	3,782
Private-label RMBS	—	28	30	43	64	165
Private-label ABS	—	—	13	—	2	15
Total HTM securities	—	7,169	43	43	66	7,321
Total investments, carrying value	$—	$13,070	$288	$43	$555	$13,956

Percentage of total	—%	94%	2%	—%	4%	100%

December 31, 2012
Short-term investments:
Interest-Bearing Deposits	$—	$—	$—	$—	$—	$—
Securities Purchased Under Agreements to Resell	—	3,250	—	—	—	3,250
Federal Funds Sold	—	1,400	710	—	—	2,110
Total short-term investments	—	4,650	710	—	—	5,360
AFS securities:
GSE and TVA debentures	—	3,340	—	—	—	3,340
Private-label RMBS	—	—	—	—	640	640
Total AFS securities	—	3,340	—	—	640	3,980
HTM securities:
GSE debentures	—	269	—	—	—	269
Other U.S. obligations - guaranteed RMBS	—	3,124	—	—	—	3,124
GSE RMBS	—	3,859	—	—	—	3,859
Private-label RMBS	1	54	45	52	84	236
Private-label ABS	—	—	15	—	2	17
Total HTM securities	1	7,306	60	52	86	7,505
Total investments, carrying value	$1	$15,296	$770	$52	$726	$16,845

Percentage of total	—%	91%	5%	—%	4%	100%

Private-Label RMBS and ABS. RMBS and ABS are classified as prime, Alt-A or subprime based on the originator's classification at the time of origination or based on classification by an NRSRO upon issuance. Because there is no universally accepted definition of prime, Alt-A or subprime underwriting standards, such classifications are subjective. All MBS and ABS were rated AAA at the date of purchase or are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.

Our private-label RMBS and ABS are backed by collateral located only in the United States and the District of Columbia. The top five states, by percentage of collateral located in those states as of September 30, 2013, were California (62%), New York (6%), Florida (5%), New Jersey (2%), and Connecticut (2%).

The table below presents the UPB of our private-label RMBS and ABS by credit rating, based on the lowest of Moody's, S&P, or Fitch ratings, each stated in terms of the S&P equivalent, as well as amortized cost, estimated fair value, and OTTI losses by year of securitization as of September 30, 2013 ($ amounts in millions):

	Year of Securitization
	2004
	and
Total Private-label RMBS and ABS	prior	2005	2006	2007	Total
AAA	$—	$—	$—	$—	$—
AA	28	—	—	—	28
A	43	—	—	—	43
BBB	32	12	—	—	44
Below investment grade:
BB	16	—	—	—	16
B	44	1	—	—	45
CCC	—	182	—	—	182
CC	—	180	—	—	180
D	—	28	65	90	183
Total below investment grade	60	391	65	90	606
Total UPB	$163	$403	$65	$90	$721

Amortized cost	$162	$361	$60	$68	$651
Gross unrealized losses (1)	(4)	—	—	—	(4)
Estimated fair value	159	369	62	76	666

Credit losses (year-to-date) (2):
Total OTTI losses	$—	$—	$—	$—	$—
Portion reclassified to (from) OCI	—	—	—	—	—
OTTI credit losses	$—	$—	$—	$—	$—

Weighted average percentage of estimated fair value to UPB	97%	91%	96%	84%	92%

(1)	Unrealized losses represent the difference between estimated fair value and amortized cost where estimated fair value is less than amortized cost. These amounts exclude unrealized gains.

(2)	Amounts include OTTI losses for securities held at September 30, 2013 only.

The following table presents the UPB of our private-label RMBS and ABS by collateral type and loan type ($ amounts in millions):

	September 30, 2013			December 31, 2012
	Fixed	Variable		Fixed	Variable
By Collateral Type (1)	Rate	Rate (2)(3)	Total	Rate	Rate (2)(3)	Total
Prime loans	$133	$557	$690	$220	$719	$939
Alt-A loans	15	—	15	58	—	58
Subprime loans	14	2	16	15	2	17
Total private-label RMBS and ABS, at UPB	$162	$559	$721	$293	$721	$1,014

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

Our housing price forecast includes a short-term housing price forecast using whole percentages, with projected changes ranging from a decrease of 5.0% to an increase of 8.0% over the twelve month period beginning July 1, 2013. For the vast majority of housing markets, the short-term forecast has changed from a decrease of 1.0% to an increase of 7.0%. Thereafter, home prices are projected to recover (or continue to recover) using one of five different recovery paths.

The following table presents projected home price recovery by months following the short-term housing price forecast:

Months	Recovery Range % (Annualized)
1 - 6	0.0%	–	3.0%
7 - 12	1.0%	–	4.0%
13 - 18	2.0%	–	4.0%
19 - 30	2.0%	–	5.0%
31 - 54	2.0%	–	6.0%
Thereafter	2.3%	–	5.6%

The following tables present additional significant modeling assumptions used to determine whether a security was OTTI during the third quarter of 2013, as well as the related current credit enhancement as of September 30, 2013. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. A credit enhancement percentage of zero reflects securities that have no remaining credit support and are likely to have experienced an actual principal loss. The calculated averages represent the dollar-weighted averages of all of the private-label RMBS and ABS in each category shown. RMBS and ABS are classified as prime, Alt-A or subprime based on the model used to estimate the cash flows for the security, which may not be the same as the classification by the rating agency at the time of origination ($ amounts in millions).

		Significant Modeling Assumptions for all Private-label RMBS			Current Credit Enhancement
		Prepayment Rates	Default Rates	Loss Severities
		Weighted	Weighted	Weighted	Weighted
Year of Securitization	UPB	Average %	Average %	Average %	Average %
Prime:
2007	$90	10%	20%	37%	—%
2006	65	11%	17%	38%	—%
2005	403	11%	10%	34%	4%
2004 and prior	132	11%	5%	32%	15%
Total Prime	690	11%	11%	34%	5%
Alt-A:
2004 and prior	15	13%	7%	32%	12%
Total Alt-A	15	13%	7%	32%	12%
Total private-label RMBS	$705	11%	11%	34%	5%

		Significant Modeling Assumptions for all ABS - Home Equity Loans			Current Credit Enhancement
		Prepayment Rates	Default Rates	Loss Severities
		Weighted	Weighted	Weighted	Weighted
Year of Securitization	UPB	Average %	Average %	Average %	Average %
Subprime: 2004 and prior (1)	$2	10%	20%	37%	100%
Total ABS - home equity loans	$2	10%	20%	37%	100%

(1)	These securities are insured by monoline bond insurers.

Mortgage Loans Held for Portfolio.

MPP Credit Enhancements. Credit enhancements for conventional MPP loans include (in order of priority):

•	PMI (when applicable for the purchase of mortgages with an initial loan-to-value ratio of over 80% at the time of purchase);

•	LRA; and

•	SMI (as applicable) purchased by the seller from a third-party provider naming us as the beneficiary.

Apart from these credit enhancements, we have other contractual and legal remedies available to us to manage some risks posed within our mortgage loans portfolio, such as the risk that a seller (or its successor-in-interest) may breach or be unwilling or unable to perform on its contractual obligations to us. During the nine months ended September 30, 2013, we exercised our statutory and contractual lien on excess capital stock in the amount of $0.6 million owned by a former member in order to enforce our contractual rights under our MPP and our Advances, Pledge and Security Agreement regarding mortgage loans sold to us.

Primary Mortgage Insurance. The following table presents the PMI providers and related PMI coverage amount on seriously delinquent loans held in our portfolio as of September 30, 2013, and the mortgage insurance company credit ratings as of October 31, 2013 ($ amounts in millions):

			Seriously Delinquent Loans (2)
		Credit
	Credit	Rating		PMI
Mortgage Insurance Company	Rating (1)	Outlook (1)	UPB	Outstanding
MGIC	B	Positive	$5	$1
Republic Mortgage Insurance Company (3)	NR	N/A	4	1
Radian Guaranty, Inc.	B	Stable	3	1
Genworth	B	Stable	3	1
United Guaranty Residential Insurance Corporation	BBB+	Stable	2	—
All Others (4)	BBB-, NR	Positive, N/A	2	1
Total			$19	$5

(1)	Represents the lowest credit rating and outlook of S&P, Moody's and Fitch, each stated in terms of the S&P equivalent. NR indicates the insurer is not rated.

(2)	Seriously delinquent loans include loans that are 90 days or more past due or in the process of foreclosure.

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

Lender Risk Account. The following table presents the changes in the LRA for original MPP and MPP Advantage ($ amounts in millions):

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
LRA Activity	Original	Advantage	Total	Original	Advantage	Total
Balance of LRA, beginning of period	$13	$21	$34	$18	$6	$24
Additions	1	11	12	2	11	13
Claims paid	(2)	—	(2)	(6)	—	(6)
Distributions	(1)	—	(1)	(1)	—	(1)
Balance of LRA, end of period	$11	$32	$43	$13	$17	$30

Credit Risk Exposure to Supplemental Mortgage Insurance Providers. As of September 30, 2013, we were the beneficiary of SMI coverage under our original MPP on mortgage pools with a total UPB of $2.5 billion. Two mortgage insurance companies provide all of the SMI coverage. The following table presents the SMI exposure and the lowest credit rating and outlook of S&P, Moody's and Fitch, each stated in terms of the S&P equivalent as of October 31, 2013 ($ amounts in millions):

Mortgage Insurance Company	Credit Rating	Credit Rating Outlook	September 30, 2013	December 31, 2012
MGIC	B	Positive	$41	$45
Genworth	B	Stable	16	19
Total			$57	$64

MPP and MPF Loan Concentration. The mortgage loans purchased through the MPP and the participation interests purchased through the MPF program are currently dispersed across all 50 states and the District of Columbia. No single zip code represented more than 1% of mortgage loans outstanding at September 30, 2013 or December 31, 2012. As of September 30, 2013, 33% and 26% of our conventional mortgage loans were concentrated in our district states of Indiana and Michigan, respectively. It is likely that the concentration of mortgage loans in Indiana and Michigan will increase in the future due to the loss of the three largest sellers in 2006 - 2007 that were our primary sources of nationwide mortgages. The median outstanding size of our mortgage loans was approximately $131 thousand at September 30, 2013 and approximately $130 thousand at December 31, 2012.

MPP and MPF Credit Performance. The serious delinquency rate for the MPP FHA mortgages was 0.45% at September 30, 2013, compared to 0.38% at December 31, 2012. We rely on insurance provided by the FHA, which generally provides coverage for 100% of the principal balance of the underlying mortgage loan and defaulted interest at the debenture rate. However, we would receive defaulted interest at the contractual rate from the servicer.

The serious delinquency rate for MPP conventional mortgages was 1.76% at September 30, 2013, compared to 2.15% at December 31, 2012. Both rates were below the national serious delinquency rate. There were four seriously delinquent MPF loans at September 30, 2013. See Notes to Financial Statements - Note 8 - Allowance for Credit Losses for more information.

Derivatives. The Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, provides for new statutory and regulatory requirements for derivatives transactions, including those we use to hedge our interest rate and other risks. Since June 10, 2013, we have been required to clear certain interest rate swaps that fall within the scope of the first mandatory clearing determination.

We are subject to credit risk due to the potential of nonperformance by the counterparties to our derivative transactions. Our over-the-counter derivative transactions are either (i) executed with a counterparty (bilateral derivatives) or (ii) cleared through a Futures Commission Merchant (i.e., clearing agent) with a Clearinghouse (cleared derivatives).
Bilateral Derivatives. We are subject to non-performance by the counterparties to our bilateral derivative transactions. We require collateral agreements with collateral delivery thresholds for our bilateral derivative counterparties. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty must deliver collateral to us if the total market value of our exposure to that counterparty rises above a specific threshold.

Cleared Derivatives. We are subject to credit risk due to the potential nonperformance by the Clearinghouse and clearing agent because we are required to post initial and variation margin through the clearing agent, on behalf of the Clearinghouse, which exposes us to institutional credit risk if either the clearing agent or the Clearinghouse fails to meet its obligations. Collateral is required to be posted daily for changes in the value of cleared derivatives to mitigate each counterparty's credit risk. In addition, all derivative transactions are subject to mandatory reporting and recordkeeping requirements.
The contractual or notional amount of derivative transactions reflects our involvement in the various classes of financial instruments. Our credit risk with respect to derivative transactions is the estimated cost of replacing the derivative positions if there is a default, minus the value of any related collateral. In determining credit risk, we consider accrued interest receivables and payables as well as the netting requirements to net assets and liabilities. For trades cleared with a derivatives clearing organization, credit risk also includes initial margin. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Accounting and Regulatory Developments in our 2012 Form 10-K and Notes to Financial Statements - Note 9 - Derivatives and Hedging Activities for more information.

The following table presents key information on derivative counterparties on a settlement date basis using credit ratings from S&P or Moody's stated in terms of the S&P equivalent ($ amounts in millions):

		Net Derivatives	Cash Collateral
	Notional	Estimated Fair Value	Pledged To (From)	Net Credit
September 30, 2013	Amount	Before Collateral	Counterparty	Exposure
Non-member counterparties:
Asset positions with credit exposure
Bilateral derivatives	$—	$—	$—	$—
Cleared derivatives (1)	—	—	—	—
Liability positions with credit exposure
Bilateral derivatives	—	—	—	—
Cleared derivatives (1)	6,553	(1)	8	7
Total derivative positions with credit exposure to non-member counterparties	6,553	(1)	8	7
Member institutions (2)	97	1	—	1
Subtotal	6,650	$—	$8	$8
Derivative positions without credit exposure	27,623
Total	$34,273

December 31, 2012
Non-member counterparties:
Asset positions with credit exposure
Bilateral derivatives - A	$1,956	$1	$—	$1
Cleared derivatives (1)	—	—	—	—
Liability positions with credit exposure
Bilateral derivatives	—	—	—	—
Cleared derivatives (1)	—	—	—	—
Total derivative positions with credit exposure to non-member counterparties	1,956	1	—	1
Member institutions (2)	125	—	—	—
Subtotal	2,081	$1	$—	$1
Derivative positions without credit exposure	31,946
Total	$34,027

(1)	Represents derivative transactions cleared with a Clearinghouse, which is not rated.

(2)	Includes MDCs from member institutions (MPP) and FHLBank of Topeka PFIs (MPF).

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

Duration of Equity. The following table presents the effective duration of equity levels for our total position, which are subject to internal policy guidelines:

Date	-200 bps (1)	0 bps	+200 bps
September 30, 2013	1.0 years	(2.7) years	1.5 years
December 31, 2012	(4.2) years	0.3 years	0.4 years

(1)
Our internal policy guidelines provide for the calculation of the duration of equity in a low-rate environment to be based on the Finance Agency Advisory Bulletin 03-09, as modified September 3, 2008. Under these guidelines, our duration of equity was (2.7) years at September 30, 2013 and 0.3 years at December 31, 2012.

We were in compliance with the duration of equity limits established at both dates. The decrease in the base case duration of equity level (0 bps) at September 30, 2013 compared to December 31, 2012 was primarily due to the CO curve shifting upward more than the LIBOR curve, which extended the duration of our debt more than the duration of our assets.

Duration Gap. The duration gap was (3.7) months at September 30, 2013, compared to (0.7) months at December 31, 2012.

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

Date	VaR
September 30, 2013	$256
December 31, 2012	106

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

Date	-200 bps	+200 bps
September 30, 2013	(9.5)%	0.4%
December 31, 2012	(3.1)%	1.3%

See Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Use of Derivative Hedges in our 2012 Form 10-K for more information about our use of derivative hedges.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act of 1934, as amended ("Exchange Act") is: (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and (b) accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal accounting officer, to allow timely decisions regarding required disclosures. As of September 30, 2013, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the Principal Executive Officer), Chief Financial Officer (the Principal Financial Officer), and Chief Accounting Officer (the Principal Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

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

Private-Label Mortgage-Backed Securities Litigation

On October 15, 2010, we filed a complaint in the Superior Court of Marion County, Indiana, relating to private-label mortgage-backed securities we purchased in the aggregate original principal amount of approximately $2.9 billion. The complaint, which was amended in 2011, is an action for rescission and damages and asserted claims for negligent misrepresentation and violations of state and federal securities laws occurring in connection with the sale of these private-label mortgage-backed securities. A full discussion of our legal proceedings can be found in Item 3. Legal Proceedings in our 2012 Form 10-K.
In November 2013, we executed a confidential settlement agreement with certain defendants in our private-label mortgage-backed securities litigation, pursuant to which we have or will dismiss pending claims against certain parties with respect to certain private-label mortgage-backed securities at issue in the litigation, in consideration of our receipt of a certain cash payment from the defendants. We continue to pursue the remaining aspects of the litigation, in which we are asserting claims of negligent misrepresentation and securities law violations against 21 defendants, with respect to 19 private-label mortgage-backed securities having an original face amount of approximately $1.6 billion.

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

Our business and results of operations are significantly affected by the fiscal and monetary policies of the United States government and its agencies. On October 17, 2013, the federal government enacted legislation that increased the debt ceiling to an amount that is likely to be reached on February 7, 2014 and passed a continuing resolution that authorizes discretionary spending only through January 15, 2014. The continued uncertainty resulting from the temporary nature of this legislation, along with the slow recovery from the financial crisis, could result in unfavorable consequences for our business, including reductions in our mission assets and lower profitability.

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

On October 15, 2013, Fitch placed the United States AAA long-term foreign and local currency issuer default ratings on rating watch negative, along with the ratings of all outstanding United States sovereign debt securities and the United States short-term foreign currency rating of F1+. Fitch announced that it expects to resolve the rating watch negative by the end of the first quarter of 2014 at the latest, although timing would necessarily reflect developments and events, including the duration of any agreement to raise the debt ceiling.

Although previous negative rating actions have not had an impact on our funding costs, uncertainty still remains regarding possible longer-term effects resulting from rating actions. Our cost of issuing debt could be adversely affected if our credit rating or the credit ratings of one or more other FHLBanks are lowered. Any future downgrades in our credit ratings and outlook, especially a downgrade to AA or equivalent, could result in higher funding costs or disruptions in our access to capital markets, including additional collateral posting requirements under certain derivative instrument transactions. Furthermore, member demand for certain of our products could possibly weaken. To the extent that we cannot access funding when needed on acceptable terms to effectively manage our cost of funds, our financial condition and results of operations and the value of membership in our Bank may be negatively affected.

Changes in the Legal and Regulatory Environment May Adversely Affect Our Business, Demand for Advances, the Cost of Debt Issuance, and the Value of FHLBank Membership.

We could be materially adversely affected by the adoption of new or revised laws, policies, regulations or accounting guidance; new or revised interpretations or applications of laws, policies, or regulations by the Finance Agency, its Office of Inspector General; judicial decisions that modify the present regulatory environment; and the failure of certain regulatory rules or policies to change in the manner we anticipated at the time we established our own rules and policies.

The Finance Agency initiated discussions with the FHLBanks to establish targets for mission-related assets (consisting of Advances and mortgage loans held for portfolio) to emphasize mission-related assets. For example, the Finance Agency has noted the importance of making Advances versus other FHLBank activities, such as investing, and has solicited FHLBank feedback on certain proposed core mission ratios, which would serve as target floors. If such changes were required, and depending upon any applicable transition period, we may have to divest non-mission-related assets or reduce non-mission-related activities, which we expect would adversely impact our desired level of investments used for liquidity and our results of operations.

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

10.7*+
Federal Home Loan Bank of Indianapolis Incentive Plan, effective January 1, 2012, as amended and/or updated on March 19, 2012, May 18, 2012, November 15, 2012, May 29, 2013 and September 13, 2013, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on September 17, 2013

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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

November 8, 2013	By:	/s/ CINDY L. KONICH
	Name:	Cindy L. Konich
	Title:	President - Chief Executive Officer

November 8, 2013	By:	/s/ ROBERT E. GRUWELL
	Name:	Robert E. Gruwell
	Title:	Senior Vice President - Chief Financial Officer

November 8, 2013	By:	/s/ K. LOWELL SHORT, JR.
	Name:	K. Lowell Short, Jr.
	Title:	Senior Vice President - Chief Accounting Officer