Form 10-K
period 2013-12-31
Federal Home Loan Bank of Indianapolis
filed 2014-03-14
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
☐  Yes    ☒  No
Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2013, the aggregate par value of the stock held by members and former members of the registrant was approximately $1.928 billion. At February 28, 2014, 16,322,574 shares of stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Special Note Regarding Forward-Looking Statements

Statements contained in this Form 10-K, including statements describing the objectives, projections, estimates, or future predictions, may be "forward-looking statements." These statements may use forward-looking terminology, such as "anticipates," "believes," "could," "estimates," "may," "should," "expects," "will," or their negatives or other variations on these terms. We caution that, by their nature, forward-looking statements involve risk or uncertainty and that actual results either could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized.

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

Unless otherwise stated, dollar amounts disclosed in this Item 1 are rounded to the nearest million; therefore, dollar amounts of less than one million may not be reflected or, due to rounding, may not appear to agree to the amounts presented in thousands in the Financial Statements and related Notes to Financial Statements. Amounts used to calculate dollar and percentage changes are based on numbers in the thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

Background Information
The Federal Home Loan Bank of Indianapolis is a regional wholesale bank that provides loans, grants, and business services to member financial institutions. We are one of 12 such banks (collectively, the "FHLBanks" or individually an "FHLBank") established in 1932. FHLBanks are privately capitalized and funded, and receive no Congressional appropriations.
Our mission is to help families afford housing by working with our member financial institutions to meet our members' funding needs for residential mortgage loans and other types of loans to support the economic growth of their communities. Our programs provide funding to assist members with liquidity and asset/liability management, interest rate risk, profitability enhancement, and mortgage pipeline funding. In addition to funding, we provide various correspondent services, such as securities safekeeping and wire transfers. We also help to meet the economic and housing needs of communities and families through grants and low-cost Advances that help support affordable housing and economic development initiatives.
Our Bank was organized under the authority of the Bank Act. We are wholly-owned by our member financial institutions, which are also our primary customers. We do not lend directly to, or purchase mortgage loans directly from, the general public. All federally-insured depository institutions (including commercial banks, thrifts and credit unions), CDFIs certified by the CDFI Fund of the United States Treasury, and insurance companies are eligible to become members of our Bank if they are chartered in or have a principal place of business located in our district states of Indiana or Michigan. Applicants for membership must meet certain requirements that demonstrate that they are engaged in residential housing finance. All member financial institutions are required to purchase shares of our Class B Capital Stock as a condition of membership. Only members may own our capital stock, except for stock held by former members or their legal successors during their stock redemption period.

Each of the FHLBanks is a GSE and a federal instrumentality of the United States of America that operates as an independent entity with its own board of directors, management, and employees. A GSE is an entity that combines elements of private capital, public sponsorship, and public policy. The public sponsorship and public policy attributes of the FHLBanks include:

•	exemption from federal, state, and local taxation, except real estate taxes;

•	exemption from registration under the Securities Act of 1933, as amended (the FHLBanks are required by federal law to register a class of their equity securities under the Exchange Act);

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

On July 30, 2008, the United States Congress enacted HERA primarily to address the housing finance crisis, expand the FHA's financing authority and address GSE reform issues, among other matters. A significant provision of HERA created a new federal agency, the Finance Agency, that became the new federal regulator of the FHLBanks, Fannie Mae and Freddie Mac effective on the date of enactment of HERA. Our former regulator, the Finance Board, has been abolished, and Finance Board regulations, policies, and directives have been transferred to the Finance Agency. The Finance Agency's operating expenses with respect to the FHLBanks are funded by assessments on the FHLBanks. No tax dollars are used to support the operations of the Finance Agency relating to the FHLBanks.

Business Segments

We manage our operations by grouping products and services within two business segments. These segments reflect our two primary mission asset activities and the manner in which they are managed from the perspective of development, resource allocation, product delivery, pricing, credit risk and operational administration. The segments identify the principal ways we provide services to member shareholders.

These business segments are (i) Traditional, which includes credit products (such as Advances, letters of credit, and lines of credit), investments (including Federal Funds Sold, Securities Purchased Under Agreement to Resell, AFS securities, and HTM securities), and correspondent services and deposits; and (ii) Mortgage Loans, which consist of mortgage loans purchased from our members through our MPP and participation interests purchased from the FHLBank of Topeka in mortgage loans originated by its members under the MPF Program. The revenues, profit or loss, and total assets for each segment are disclosed in Notes to Financial Statements - Note 19 - Segment Information.

Traditional.

Credit Products. We offer our members a wide variety of credit products, including Advances, letters of credit, and lines of credit. We approve member credit requests based on our assessment of the member's creditworthiness and financial condition, as well as its collateral position. All credit products must be fully collateralized by a member's pledge of eligible assets, primarily one-to-four family residential mortgage loans, various types of securities, deposits in our Bank, and certain ORERC, supplemented by a statutory lien provided under the Bank Act on each member's stock in our Bank. We also accept small business loans and farm real-estate loans as collateral from CFIs (authorized by the GLB Act amendment to the Bank Act).

We offer a wide array of fixed-rate and adjustable-rate Advances, our primary credit product. Interest is generally due on a monthly basis. The maturities of Advances currently offered typically range from 1 day to 10 years, although the maximum maturity may be longer in some instances. Members utilize Advances for a wide variety of purposes including:

•	funding for single-family mortgages and multi-family mortgages held in portfolio, including both conforming and non-conforming mortgages (as determined in accordance with secondary market criteria);

•	temporary funding during the origination, packaging, and sale of mortgages into the secondary market;

•	funding for commercial loans and, especially with respect to CFIs, funding for small business, small farm, and small agri-business portfolio loans;

•	asset/liability management;

•	acquiring or holding MBS;

•	a cost-effective alternative to holding short-term investments to meet contingent liquidity needs;

•	a competitively priced alternative source of funds, especially with respect to smaller members with less diverse funding sources; and

•	low-cost funding to help support affordable housing and economic development initiatives.

We offer standby letters of credit, generally for up to 10 years in term, which are rated Aaa by Moody's and AA+ by S&P. Letters of credit are performance contracts that guarantee the performance of a member to a third party and are subject to the same collateralization and borrowing limits that are applicable to Advances. Letters of credit may be offered to assist members in facilitating residential housing finance, community lending, asset/liability management, or liquidity. We also offer a standby letter of credit product to collateralize Indiana public deposits.

We also offer lines of credit which allow members to fund short-term cash needs without submitting a new application for each request for funds.

Advances. Our primary Advance products include:

•
Fixed-rate Bullet Advances, which have fixed rates throughout the term of the Advances. These Advances are typically referred to as "bullet" Advances because no principal payment is due until maturity. Prepayments prior to maturity are subject to prepayment fees. These Advances can include a feature that allows for delayed settlement, generally up to one year.

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

We also offer customized Advances to meet the particular needs of our members. Our entire menu of Advance products is generally available to each creditworthy member, regardless of the member's asset size. Finance Agency regulations require us to price our credit products consistently and without discrimination to any member applying for Advances. We are also prohibited from pricing our Advances below our marginal cost of matching term and maturity funds in the marketplace, including embedded options, and the administrative cost associated with making such Advances to members. Therefore, Advances are typically priced at standard spreads above our cost of funds. Our board-approved credit policy allows us to offer lower rates on certain types of Advances transactions. Determinations of such rates are based on factors such as volume, maturity, product type, funding availability and costs, and competitive factors in regard to other sources of funds.

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

Advances Concentration. Credit risk can be magnified if a lender's portfolio is concentrated in a few borrowers. At December 31, 2013, our top five borrowers accounted for 42% of total Advances outstanding, at par. Because of this concentration in Advances, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we regularly analyze the implications to our financial management and profitability if we were to lose the business of one or more of these customers.

The following tables present the par value of Advances outstanding for our five largest borrowers ($ amounts in millions). At our discretion, and provided the borrower meets our contractual requirements, Advances to borrowers that are no longer members may remain outstanding until maturity.

December 31, 2013	Advances Outstanding	% of Total
Lincoln National Life Insurance Company	$2,100	12%
Jackson National Life Insurance Company	1,978	11%
Blue Cross Blue Shield of Michigan	1,172	7%
Tuebor Capitve Insurance Company LLC	990	6%
Flagstar Bank, FSB	988	6%
Subtotal	7,228	42%
Others	9,904	58%
Total Advances, par value	$17,132	100%

December 31, 2012	Advances Outstanding	% of Total
Flagstar Bank, FSB	$3,180	18%
Jackson National Life Insurance Company	1,810	10%
Lincoln National Life Insurance Company	1,350	8%
Blue Cross Blue Shield of Michigan	1,038	6%
Guggenheim Life and Annuity Company	1,038	6%
Subtotal	8,416	48%
Others	8,966	52%
Total Advances, par value	$17,382	100%

For additional information, please refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Analysis of Financial Condition - Total Assets - Advances.

As of December 31, 2013, 58 of our 404 members had assets in excess of $1 billion, and together they comprised approximately 89% of the total member asset base, i.e., the total cumulative assets of our member institutions.

For the years ended December 31, 2013, 2012 and 2011, we had gross interest income on Advances, excluding the effects of interest-rate exchange agreements, from one customer, Flagstar Bank, FSB, that exceeded 10% of our Total Interest Income. We had Advances outstanding to and gross interest income from Flagstar Bank, FSB as follows ($ amounts in millions):

	As of and for the Years Ended December 31,
	2013	2012	2011
Advances, at par	$988	$3,180	$3,953
% of Total Advances, outstanding	6%	18%	22%

Gross interest income	$95	$107	$118
% of Total Interest Income	17%	17%	17%

See Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations - Analysis of Financial Condition - Total Assets - Advances for an explanation of the change in Advances, at par, as of December 31, 2013 compared to December 31, 2012.

Collateral. All credit products extended to a member must be fully collateralized by the member's pledge of eligible assets. Each borrowing member and its affiliates that hold pledged collateral are required to grant us a security interest in such collateral. All such security interests held by us are afforded a priority by the Competitive Equality Banking Act of 1987 over the claims of any party, including any receiver, conservator, trustee, or similar party having rights as a lien creditor, except for claims held by bona fide purchasers for value or by parties that are secured by prior perfected security interests, provided that such claims would otherwise be entitled to priority under applicable law. Moreover, with respect to federally-insured depository institution members, our claims are given certain preferences pursuant to the receivership provisions of the Federal Deposit Insurance Act. With respect to insurance company members, however, Congress provided in the McCarran-Ferguson Act of 1945 that state law generally governs the regulation of insurance and shall not be preempted by federal law unless the federal law expressly regulates the business of insurance. Thus, if a court were to determine that the priority provision afforded the FHLBanks under Section 10(e) of the Bank Act conflicts with state insurance law applicable to our insurance company members, the court might then determine that the priority of our security interest would be governed by state law, not Section 10(e). Under these circumstances, the "super lien" priority protection afforded to our security interest under Section 10(e) may not fully apply when we lend to insurance company members. However, we further protect our security interests in the collateral pledged by our members by filing UCC financing statements, taking possession or control of such collateral, or by taking other appropriate steps.

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

Eligible Collateral. Eligible collateral types include certain investment securities, one-to-four family first mortgage loans, multi-family first mortgage loans, deposits in our Bank, certain ORERC assets, such as commercial MBS, commercial real estate loans and home equity loans, and small business loans or farm real estate loans from CFIs, which were defined for 2014 as FDIC-insured depository institutions with average total assets not exceeding $1.108 billion over the three years preceding the transaction date. This limit is subject to annual adjustment by the Finance Agency Director based on the Consumer Price Index and is rounded to the nearest million.

While we only extend credit based on the borrowing capacity for such approved collateral, our contractual arrangements typically allow us to take other assets as collateral to provide additional protection, including (in the case of members and former members) the borrower's stock in our Bank. We have an Anti-Predatory Lending Policy and a Subprime and Nontraditional Residential Mortgage Policy that establish guidelines for any subprime or nontraditional loans included in the collateral pledged to us. Loans that are delinquent or violate those policies do not qualify as acceptable collateral and are required to be removed from any collateral value calculation. With respect to the new home mortgage lending rules adopted by the CFPB for residential loans originated on or after January 10, 2014, we will take as collateral loans that comply with or are exempt from the ability-to-pay requirements.

In order to mitigate the market, credit, liquidity, operational and business risk associated with collateral, we apply an over-collateralization requirement to the book value or market value of pledged collateral to establish its lending value. Collateral that we have determined to contain a low level of risk, such as United States government obligations, is over-collateralized at a lower rate than collateral that carries a higher level of risk, such as small business loans. Standard requirements range from 100% for deposits (cash) to 145% - 175% for residential mortgages pledged through blanket status. Over-collateralization requirements for eligible securities range from 105% to 195%; less traditional types of collateral have standard over-collateralization ratios up to 300%.

The over-collateralization requirement applied to asset classes may also vary depending on collateral status, since lower requirements are applied as our levels of information and control over the assets increase. Over-collateralization requirements are applied using market values for collateral in listing and possession status and book value for collateral pledged through blanket status. In no event, however, would market values applied to whole loan collateral exceed par value. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk Management - Advances for more information.

Collateral Review and Monitoring. We verify collateral balances by performing periodic, on-site collateral audits on our borrowers, which allow us to verify loan pledge eligibility, credit strength and documentation quality, as well as adherence to our Anti-Predatory Lending Policy, our Subprime and Nontraditional Residential Mortgage Policy, and other collateral policies. In addition, on-site collateral audit findings are used to adjust over-collateralization amounts to mitigate credit risk and collateral liquidity concerns.

Investments. We maintain a portfolio of investments, purchased from approved counterparties, members and their affiliates, or other FHLBanks, to provide liquidity, utilize balance sheet capacity and enhance our earnings.

Our portfolio of short-term investments in highly-rated entities ensures the availability of funds to meet our members' credit needs. Our short-term investment portfolio typically includes Securities Purchased Under Agreements to Resell, which are secured by United States Treasuries and mature overnight, and Federal Funds Sold, which can be overnight or term placements of our funds with unsecured counterparties. In the aggregate, the FHLBanks may represent a significant percentage of the Federal Funds Sold market at any one time, although each FHLBank manages its investment portfolio separately.

The longer term investment portfolio typically generates higher returns and may consist of (i) securities issued by the United States government, its agencies, and certain GSEs, (ii) MBS and ABS that are issued by Fannie Mae, Freddie Mac and Ginnie Mae and derive credit enhancement from their relationship with the United States government, and (iii) certain securities that we determine to be investment grade, which may include consideration of applicable NRSRO ratings.

All unsecured investments, such as federal funds sold, including those with our members or their affiliates, are subject to certain selection criteria. Each unsecured counterparty must be approved and has an exposure limit, which is computed in the same manner regardless of the counterparty's status as a member, affiliate of a member or unrelated party. These criteria determine the permissible amount and term of the investment. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk Management - Investments - Short-Term Investments for more information.

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

•	instruments issued by non-United States entities, other than those issued by United States branches and agency offices of foreign commercial banks;

•	non-investment grade debt instruments, other than certain investments targeted to low-income persons or communities and instruments that were downgraded after their purchase;

•	whole mortgages or other whole loans, except for

◦	those acquired under the MPP or the MPF Program;

◦	certain investments targeted to low-income persons or communities; and

◦	certain foreign housing loans authorized under Section 12(b) of the Bank Act; and

•	non-United States dollar denominated securities.

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

Finance Agency regulation further provides that the total book value of our investments in MBS and ABS must not exceed 300% of our total regulatory capital, consisting of Class B stock, Retained Earnings, and MRCS, as of the day we purchase the investments, based on the capital amount most recently reported to the Finance Agency. If our outstanding investments in MBS and ABS exceed the limitation at any time, but were in compliance at the time we purchased the investments, we would not be considered out of compliance with the regulation, but we would not be permitted to purchase additional investments in MBS or ABS until these outstanding investments were within the capital limitation. Generally, our goal is to maintain these investments near the 300% limit. These investments, as a percentage of total regulatory capital, were 308% at December 31, 2013 due to repurchases of excess stock during 2013. Therefore, we are not currently permitted to purchase additional investments in MBS or ABS.

Further, we will not knowingly purchase MBS or ABS that violate the provisions of our Anti-Predatory Lending Policy or our Subprime and Nontraditional Residential Mortgage Policy.

Deposit Products. Deposit products provide a small portion of our funding resources, while also giving members a high-quality asset that satisfies their regulatory liquidity requirements. We offer several types of deposit products to our members and other institutions including overnight and demand deposits. We may accept uninsured deposits from:

•	our members;

•	institutions eligible to become members;

•	any institution for which we are providing correspondent services;

•	interest-rate swap counterparties;

•	other FHLBanks; or

•	other federal government instrumentalities.

The following table presents the composition of our deposits ($ amounts in millions):

	December 31, 2013		December 31, 2012
Types	Amount	% of Total	Amount	% of Total
Interest-Bearing:
Demand and overnight	$794	74%	$704	39%
Time	3	—%	2	—%
Other Interest Bearing	—	—%	—	—%
Total Interest-Bearing	797	74%	706	39%
Non-Interest-Bearing:
Demand (1)	253	24%	1,066	60%
Other (2)	16	2%	15	1%
Total Non-Interest-Bearing	269	26%	1,081	61%
Total Deposits	$1,066	100%	$1,787	100%

(1)
Represents principal and interest custodial accounts transferred to our Bank by a member for GSE remittance payments. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Analysis of Financial Condition - Total Liabilities - Deposits (Liabilities) for more information.

(2)	Includes pass-through deposit reserves from members.

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

	December 31, 2013	December 31, 2012
Liquidity deposit reserves	$17,573	$16,205
Less: Total Deposits	1,066	1,787
Excess liquidity deposit reserves	$16,507	$14,418

Mortgage Loans. Mortgage Loans consist of residential mortgage loans purchased from our members through our MPP and, beginning in 2012, participation interests purchased from the FHLBank of Topeka in residential mortgage loans that were originated by its members under the MPF Program. These programs help fulfill the FHLBank System's housing mission and provide an additional source of liquidity to FHLBank members that choose to sell mortgage loans into the secondary market rather than holding them in their own portfolios. These programs are considered AMA, a core mission activity of the FHLBanks, as defined by Finance Agency regulations. For additional information, please refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Analysis of Financial Condition - Mortgage Loans Held for Portfolio.

Housing Goals. Finance Agency regulations require that low-income housing goals be established if total mortgage purchases exceed $2.5 billion annually. No low-income housing goals are currently in place because we did not purchase more than $2.5 billion of mortgages in 2013.

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

All of our mortgage loan purchases are governed by a Finance Board regulation adopted in 2000, as amended. Prior to that time, the FHLBanks could only purchase mortgage loans based upon individual approvals from the Finance Board. Further, while the regulation does not specifically limit us to purchasing fixed-rate loans, we would need to comply with the Finance Agency's regulations on new business activities to purchase adjustable-rate loans. The Finance Agency regulations provide that any material changes to mortgage purchase programs that result in a different risk profile need to be approved by the Finance Agency as a new business activity.

Under Finance Agency regulations, all pools of mortgage loans currently purchased by us, other than government-insured mortgage loans, must have sufficient credit enhancement to be rated at least investment grade. In accordance with such regulations, we limit the pools of mortgage loans that we will purchase to those with an implied NRSRO credit rating of at least BBB.

Mortgage Standards. All loans we purchase must meet the guidelines for our MPP or be specifically approved as an exception based on compensating factors. Our guidelines generally meet or exceed the underwriting standards of Fannie Mae and Freddie Mac. For example, the maximum LTV ratio for any mortgage loan at the time of purchase is 95%, and borrowers must meet certain minimum credit scores depending upon the type of property or loan. In addition, we will not knowingly purchase any loan that violates the provisions of our Anti-Predatory Lending Policy or our Subprime and Nontraditional Residential Mortgage Policy. All loans purchased through our MPP with applications dated on or after January 10, 2014 must qualify as "Safe-Harbor Qualified Mortgages" under CFPB rules.

Under our guidelines, a PFI must:

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

Based upon the average balances of MPP loans outstanding, at par, and imputing the amount of interest income, no mortgage loans outstanding previously purchased from a single PFI contributed interest income that exceeded 10% of our Total Interest Income for the years ended December 31, 2013 and 2012. For the year ended December 31, 2011, we had mortgage loans outstanding of $1.6 billion previously purchased from a former member (a predecessor-in-interest to Bank of America) that contributed interest income totaling $89 million, which exceeded 10% of our Total Interest Income. See Item 1A. Risk Factors - Loss of Significant Borrowers or PFIs Could Adversely Impact Our Profitability, Our Ability to Achieve Business Objectives, and Our Risk Concentration for additional information.

Credit Enhancement. FHA mortgage loans are backed by insurance provided by the United States government and, therefore, no additional credit enhancements (such as an LRA or SMI) are required.

For conventional mortgage loans, the credit enhancement required to reach the minimum credit rating is determined by using an NRSRO credit risk model. As part of the credit enhancement, an LRA is then established in an amount sufficient to cover expected losses in excess of the borrower's equity and PMI, if any.

MPP Advantage. Our original MPP, which we ceased offering for conventional loans in November 2010, relied on credit enhancement from LRA and SMI to achieve an implied credit rating of at least AA based on an NRSRO model in compliance with Finance Agency regulations. On November 29, 2010, we began offering MPP Advantage for new conventional MPP loans, which utilizes an enhanced fixed LRA for additional credit enhancement, resulting in an implied credit rating of at least BBB, consistent with Finance Agency regulations, instead of utilizing coverage from an SMI provider. The only substantive difference between the two programs is the credit enhancement structure. For both the original MPP and MPP Advantage, the funds in the LRA are used to pay losses for a particular pool of loans.

MPP Credit Waterfall. Credit losses on defaulted mortgage loans in a pool are paid from these sources, until they are exhausted, in the following order:

•	borrower's equity;

•	PMI, if applicable;

•	LRA;

•	SMI, if applicable; and

•	our Bank.

LRA. We use either a "spread LRA" or a "fixed LRA" for credit enhancement. The spread LRA is used in combination with SMI for credit enhancement of conventional mortgage loans purchased under our original MPP, and the fixed LRA is being used for all acquisitions of new conventional mortgage loans under MPP Advantage.

•
Original MPP. The spread LRA is funded through a reduction to the net yield earned on the loans, and the corresponding purchase price paid to the PFI reflects our reduced net yield. The LRA for each pool of loans is funded monthly at an annual rate ranging from 7 to 10 bps, depending on the terms of the MCC, and is used to pay loan loss claims or is held until the LRA accumulates to a required "release point." The release point is 30 to 85 bps of the then outstanding principal balances of the loans in that pool, depending on the terms of the original contract. If the LRA exceeds the required release point, the excess amount is eligible for return to the PFI(s) that sold us the loans in that pool, generally subject to a minimum 5-year lock-out period and completion of the releases by the 11th year after loan acquisition. SMI provides an additional layer of credit enhancement beyond the LRA. Losses that exceed LRA funds are covered by SMI up to a severity of approximately 50% of the original property value of the loan, depending on the SMI contract terms. We absorb any losses in excess of LRA funds and SMI.

•
MPP Advantage. The LRA for MPP Advantage differs from our original MPP in that the funding of the fixed LRA occurs at the time the loan is acquired and consists of a portion of the principal balance purchased. The LRA funding amount is currently 120 bps of the principal balance of the loans in the pool when purchased. There is no SMI credit enhancement for MPP Advantage. Funds in the LRA not used to pay loan losses may be returned to the PFI subject to a release schedule detailed in each MCC based on the original LRA amount. No LRA funds are returned to the PFI for the first 5 years after acquisition, but such returns are available to be completed by the 26th year after loan acquisition. We absorb any losses in excess of LRA funds.

SMI. Our current SMI providers are MGIC and Genworth. For pools of loans acquired under the original MPP, we entered into the insurance contracts directly with the SMI providers, including a contract for each pool or aggregate pool. Pursuant to Finance Agency regulation, the PFI must be responsible for all expected credit losses on the mortgages sold to us. Therefore, the PFI was the purchaser of the SMI policy, and we are designated as the beneficiary. Although we remit the premium payments to the SMI provider, the premiums are the PFI's obligation. We collect the SMI premiums from the monthly mortgage remittances received from the PFIs or their designated servicer and remit them to the SMI provider as an administrative convenience.

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

Pool Aggregation. We offer pool aggregation under our MPP. Our pool aggregation program is designed to reduce the credit enhancement costs to small and mid-size PFIs. PFIs are allowed to pool their loans with similar pools of loans originated by other PFIs to create aggregate pools of approximately $100 million original UPB or greater. The cost of obtaining SMI for a pool of $100 million is less than the cost of obtaining SMI for smaller separate pools of loans. The combination of small and mid-size PFIs' loans into one pool also assists in the evaluation of the amount of LRA needed for the overall credit enhancement. Pool aggregation has continued with MPP Advantage.

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

We typically receive a 0.25% fee on cash-out refinancing transactions but it could vary depending on the initial LTV ratio. We also adjust the market price we pay for loans depending upon market conditions. We continue to evaluate the scope and rate of such fees as they evolve in the industry. We do not pay a PFI any fees other than the servicing fee when the PFI retains the servicing rights.

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

Servicing. We do not service the mortgage loans we purchase. PFIs may elect to retain servicing rights for the loans sold to us, or they may elect to sell servicing rights to an MPP-approved servicer. As of December 31, 2013, based on the total UPB of MPP loans, 23% were serviced by CitiMortgage, 17% were serviced by JPMorgan Chase &Co., with the remaining 60% serviced by PFIs or other servicers with no one organization servicing over 10%.

The servicers are responsible for all aspects of servicing, including, among other responsibilities, the administration of any foreclosure and claims processes from the date we purchase the loan until the loan has been fully satisfied. Our MPP was designed to require loan servicers to foreclose and liquidate in the servicer's name rather than in our name. As the servicers progress through the liquidation process, we are paid in full for all unpaid principal and accrued interest on the loan through the normal remittance process.

Those PFIs that retain servicing rights receive a monthly servicing fee, must be approved by us and may be required to undergo a review by a third-party quality control contractor that advises the PFIs of any deficiencies in servicing procedures or processes and then notifies us so that we can monitor the PFIs' performance. The PFIs that retain servicing rights can sell those at a later date with our approval. Servicing activities, whether retained or released, are subject to review by our master servicer, Washington Mutual Mortgage Securities Corporation. If we deem servicing to be inadequate, we can require that the servicing of those loans be transferred to a servicer that is acceptable to us.

It is the servicer's responsibility to initiate loss claims on the loans. No payments from the LRA (other than excess amounts returned to the PFI over a period of time in accordance with each MCC) or SMI are made prior to the claims process. For loans that are credit-enhanced with SMI, if it is determined that a loss is covered, the SMI provider pays the claim in full and seeks reimbursement from us if LRA funds are available. The SMI provider is entitled to reimbursement for credit losses from funds available in the LRA that are equal to the aggregate amounts contributed to the LRA less any amounts paid for previous claims and any amounts that have been released to the PFI from the LRA or paid to us to cover prior claims. If the LRA is still being funded, based on our contractual arrangement, our Bank or the SMI provider could make claims against those payments as they are received up to the full reimbursable amount of the claim, and these amounts would be reflected as additional deductions from the LRA as they were paid. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk Management - Mortgage Loans Held for Portfolio - MPP for additional information.

Reactivation and Suspension of our Participation in the MPF Program. We participated in the MPF Program from its inception through 2002, when we discontinued active participation in favor of our MPP. In 2012, we entered into an MPF Participation Agreement with the FHLBank of Topeka.

Under the MPF Participation Agreement, we purchase participation interests in government-guaranteed or -insured mortgages as well as conventional MPF mortgages originated by certain of the FHLBank of Topeka's member institutions through their participation in the MPF Program offered by the FHLBank of Chicago. To date, all of our purchases have been 75% participation interests. We do not intend to offer the MPF Program to our members, but instead intend to continue to offer only the MPP.

The MPF Participation Agreement provides that we share all mortgages and commitments in which we have a participation interest with the FHLBank of Topeka and all of their income, revenue, losses, expenses, pair-off fees, and cash flow proportionate to our respective participation interests. We treat the acquisition of such participation interests as "true sales" by the FHLB of Topeka for accounting purposes, based on a legal opinion obtained from outside counsel.

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

The MPF Provider publishes and maintains the MPF Origination, Underwriting and Servicing Guides, which detail the requirements that the PFIs must follow in originating, underwriting or selling and servicing MPF loans. The MPF Provider maintains the infrastructure through which FHLBanks can fund or purchase MPF loans through their respective PFIs, and through which we can acquire participation interests in certain new MPF loans. In exchange for providing these services, each MPF FHLBank pays the MPF Provider a fee, which is based upon the unpaid balances of MPF loans funded. We pay a proportion of the MPF Provider's fee that is based on the proportion of the unpaid balance of MPF loans in which we have acquired participation interests.

MPF PFIs. Each MPF FHLBank permits its respective members and eligible Housing Associates to apply to become MPF PFIs. The FHLBank reviews the general eligibility of the member, its servicing qualifications and its ability to supply documents, data and reports required to be delivered by such PFIs under the MPF Program. A PFI Agreement with the FHLBank provides the terms and conditions for the sale or funding of MPF loans, including required CE Obligations, and establishes the terms and conditions for servicing MPF loans. All of the PFI's CE Obligations under this agreement are secured in the same manner as the other obligations of the PFI under its Advances and security agreement with its FHLBank. The FHLBank has the right under its respective Advances and security agreement to request additional collateral to secure the PFI's CE Obligations. As the lead bank under our MPF Participation Agreement, the FHLBank of Topeka has the authority under the individual bank pricing option to change the pricing offered to its PFIs, but a change would affect all delivery commitment terms and loan note rates in the same manner for all of its PFIs.

Mortgage Standards. Under the MPF Program, participating members of MPF FHLBanks can sell fixed rate, size-conforming, single-family mortgage loans to MPF FHLBanks (closed loans) and originate loans on behalf of their respective MPF FHLBank (table-funded loans). The MPF FHLBank invests in qualifying 5- to 30-year conventional conforming and government-guaranteed or insured (by FHA, VA, RHA and/or HUD) fixed rate mortgage loans on 1-4 family residential properties. An FHLBank, in turn, is eligible to purchase participation interests in such mortgages from an MPF FHLBank with which it has entered into a participation agreement.

PFIs are required to deliver mortgage loans that meet the eligibility requirements in the MPF Origination, Underwriting and Servicing Guides applicable to MPF loans. The maximum LTV for conventional MPF loans is 95%. Conventional MPF loans with LTV greater than 80% are insured by PMI from a mortgage guaranty insurance company that has successfully passed an internal credit review and is approved under the MPF Program.

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

Allocation of Risk. The MPF Program is designed to allocate risks associated with MPF loans between the investors and the PFIs. PFIs have direct knowledge of their mortgage markets and have developed expertise in underwriting and servicing residential mortgage loans. By allowing PFIs to originate MPF loans, whether through retail or wholesale operations, and to retain or transfer servicing of MPF loans, the MPF Program gives control of those functions that most impact credit quality to PFIs. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk Management - Mortgage Loans Held for Portfolio - MPF Program for more information.

Under the Finance Agency's AMA regulation, the PFI "must bear the direct economic consequences" of certain losses with respect to a master commitment based upon the MPF product and other criteria. To comply with these regulations, MPF purchases and fundings (like purchases and fundings under MPP) are structured so that the credit risk associated with MPF loans is shared with PFIs. The master commitment defines the pool of MPF loans for which the CE Obligation is set so that the risk associated with investing in such a pool of MPF loans is equivalent to investing in an equivalent NRSRO AA-rated asset.

For conventional MPF loans in which we purchased participation interests, PFIs assume or retain a portion of the credit risk. Subsequent to any PMI, we and the FHLBank of Topeka share in the credit risk of the loans with the PFI. Along with the FHLBank of Topeka, in proportion to our respective participation interests in MPF loans, we assume the first layer of loss coverage as defined by the FLA. If losses beyond the FLA layer are incurred for a pool, the PFI assumes the loan losses up to the amount of the CE Obligation as specified in an MCC for each pool of mortgage loans purchased from the PFI. The CE Obligation provided by the PFI ensures that it retains a credit stake in the loans it sells. PFIs are paid a CE fee for managing this credit risk. In some instances, all or a portion of the CE fee may be based on performance. Any losses in excess of the FLA and the member's CE Obligation for a pool of MPF loans are then shared between us and the FHLBank of Topeka in proportion to our participation interests in such MPF loans. The PFIs' CE Obligations must be fully collateralized with assets considered eligible under the FHLBank of Topeka's collateral policy. However, each MPF PFI's CE Obligations are secured by the collateral that also secures the remainder of the PFI's obligations to the FHLBank of Topeka generally and, therefore, are not collateralized for our specific benefit.

Suspension of our Participation in the MPF Program. In January 2014, the FHLBank of Topeka notified us that it will no longer offer us the option to participate in new MPF MCCs. We will continue to acquire participation interests in MPF loans under our existing MPF MCCs, but we expect those to be fulfilled in 2014.

Funding Sources

The primary source of funds for each of the FHLBanks is the sale of Consolidated Obligations in the capital markets. The Finance Agency and the United States Secretary of the Treasury have oversight over the issuance of our debt through our agent, the Office of Finance. The Finance Agency's regulations govern the issuance of debt on our behalf and authorize us to issue Consolidated Obligations through the Office of Finance, under Section 11(a) of the Bank Act. No FHLBank is permitted to issue individual debt under Section 11(a) without the approval of the Finance Agency. All of the FHLBanks are jointly and severally liable for each of the Consolidated Obligations issued under Section 11(a).

While Consolidated Obligations, which consist of CO Bonds and Discount Notes, are, by regulation, the joint and several obligations of the FHLBanks, the primary liability for Consolidated Obligations issued to provide funds for a particular FHLBank rests with that FHLBank. Consolidated Obligations are backed only by the financial resources of all 12 FHLBanks. Although each FHLBank is a GSE, Consolidated Obligations are not obligations of, and are not guaranteed by, the United States government. Our Consolidated Obligations are rated Aaa by Moody's and AA+ by S&P. The aggregate par amount of the FHLBank System's outstanding Consolidated Obligations was approximately $766.8 billion at December 31, 2013, and $687.9 billion at December 31, 2012. The par amount of the Consolidated Obligations for which we are the primary obligor was $34.1 billion at December 31, 2013, and $36.3 billion at December 31, 2012.

We must maintain assets that are free from any lien or pledge in an amount at least equal to the amount of Consolidated Obligations outstanding on our behalf from among the following types of qualifying assets:

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

We were in compliance with this regulatory requirement throughout 2013 and 2012.

The following table ($ amounts in millions) presents a comparison of the aggregate amount of the qualifying asset types to the total amount of outstanding Consolidated Obligations issued on our behalf.

	December 31, 2013	December 31, 2012
Aggregate qualifying assets	$37,688	$41,154
Less: Total Consolidated Obligations outstanding	34,019	36,332
Aggregate qualifying assets in excess of Consolidated Obligations	$3,669	$4,822

Ratio of aggregate qualifying assets to Consolidated Obligations	1.11	1.13

Consolidated Obligation Bonds. CO Bonds satisfy term funding requirements and are issued with a variety of maturities and terms under various programs. The maturities of these securities may range from 6 months to 30 years, but the maturities are not subject to any statutory or regulatory limit. The CO Bonds can be fixed or adjustable rate and callable or non-callable. They are issued and distributed through negotiated or competitively bid transactions with approved underwriters or selling group members.

CO Bonds are generally issued with either fixed-rate payment terms or adjustable-rate payment terms, which use a variety of indices for interest rate resets, including LIBOR, Federal funds, United States Treasury Bill, Constant Maturity Swap, Prime Rate, and others.

Consolidated Obligation Discount Notes. We also issue Discount Notes to provide short-term funds for Advances to members, liquidity, and for other investments. These securities can have maturities that range from one day to one year and are offered daily through a Discount Note selling group and other authorized securities dealers. Discount Notes are generally sold below their face values and are redeemed at par when they mature.

Office of Finance. The issuance of the Consolidated Obligations is facilitated and executed by the Office of Finance, which also services all outstanding debt, provides information on capital market developments to the FHLBanks, and manages our relationship with the NRSROs with respect to Consolidated Obligations. The Office of Finance also prepares and publishes the Combined Financial Report of the FHLBanks.

As the FHLBanks' fiscal agent for debt issuance, the Office of Finance can control the timing and amount of each issuance. The United States Treasury can affect debt issuance for the FHLBanks through its oversight of the United States financial markets. See Supervision and Regulation - Government Corporations Control Act herein for additional information.

Financing Corporation. The Financing Corporation is a corporation established by Congress in the Competitive Equality Banking Act of 1987 and was originally intended to finance a rebuilding of the Federal Savings and Loan Insurance Corporation. All of the FHLBanks provided initial funding for the Financing Corporation, which served as a financing vehicle for the Federal Savings and Loan Insurance Corporation Resolution Fund, the entity that assumed the assets and liabilities of the Federal Savings and Loan Insurance Corporation following its insolvency. Since the early 1990s, the Financing Corporation's sole purpose has been to manage the outstanding debt obligations that it issued. Two FHLBank Presidents serve on a rotating basis, along with the President of the Office of Finance, as the directors of the Financing Corporation, to manage its activities.

Community Investment and Affordable Housing Programs

Each FHLBank is required to set aside 10% of its annual net earnings before Interest Expense on MRCS to fund its AHP, subject to an annual FHLBank System-wide minimum of $100 million. Through our AHP, we provide cash grants or interest subsidies on Advances to our members, which are, in turn, provided to awarded projects or qualified individuals to finance the purchase, construction, or rehabilitation of very low- to moderate-income owner-occupied or rental housing. Our AHP includes the following:

•
Competitive Program, which is the primary grant program to finance the purchase, construction or rehabilitation of housing for individuals with incomes at or below 80% of the median income for the area, and to finance the purchase, construction, or rehabilitation of rental housing, with at least 20% of the units occupied by, and affordable for, very low-income households. Each year, 65% of our annual available AHP funds are granted through this program.

•	Set-Aside Programs, which include 35% of our annual available AHP funds administered through the following:

◦	Homeownership Opportunities Program, which provides assistance with down payments and closing costs to first-time homebuyers.

◦	Neighborhood Impact Program, which provides rehabilitation assistance to homeowners to help improve neighborhoods.

◦
Accessibility Modifications Program, which provides funding for accessibility modifications and minor home rehabilitation for eligible senior homeowners or owner-occupied households with a person(s) with a permanent disability.

◦
Disaster Relief Program, which may be reactivated at our discretion, in cases of federal or state disaster declarations for rehabilitation or down payment assistance targeted to low- or moderate-income homeowner disaster victims.

In addition, we offer a variety of specialized Advance programs to support housing and community development needs. Through our Community Investment Program, we offer Advances to our members involved in community economic development activities benefiting low- or moderate-income families or neighborhoods. These funds can be used for the development of housing, infrastructure improvements, or assistance to small businesses or businesses that are creating or retaining jobs in the member's community for low- and moderate-income families. These Advances have maturities ranging from 30 days to 20 years and are priced at our cost of funds plus reasonable administrative expenses. Advances made under our Community Investment Program comprised 3.5% and 3.3% of our total Advances outstanding, at par, at December 31, 2013, and 2012, respectively.

Use of Derivatives

Derivatives are an integral part of our financial management strategies to manage identified risks inherent in our lending, investing and funding activities and to achieve our risk management objectives. Finance Agency regulations and our RMP establish guidelines for the use of derivatives. Permissible derivatives include interest-rate swaps, swaptions, interest-rate cap and floor agreements, calls, puts, futures, and forward contracts. We are permitted to execute derivative transactions to only manage interest-rate risk exposure inherent in otherwise unhedged asset or liability positions, hedge embedded options in assets and liabilities including mortgage prepayment risk positions, hedge any foreign currency positions, and act as an intermediary between our members and interest-rate swap counterparties. We are prohibited from trading in or the speculative use of these instruments.

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

Supervision and Regulation

The Bank Act. We are supervised and regulated by the Finance Agency, an independent agency in the executive branch of the United States government, established by HERA. Our former regulator, the Finance Board, was abolished on July 30, 2009. Finance Board regulations, policies and directives were transferred to the Finance Agency.

Under the Bank Act, the Finance Agency's responsibility is to ensure that, pursuant to regulations promulgated by the Finance Agency, each FHLBank:

•	carries out its housing finance mission;

•	remains adequately capitalized and able to raise funds in the capital markets; and

•	operates in a safe and sound manner.

The Finance Agency is headed by a Director, who is appointed to a five-year term by the President of the United States, with the advice and consent of the Senate. The Director appoints a Deputy Director for the Division of Enterprise Regulation, a Deputy Director for the Division of FHLBank Regulation, and a Deputy Director for Housing Mission and Goals, who oversees the housing mission and goals of Fannie Mae and Freddie Mac, as well as the housing finance and community and economic development mission of the FHLBanks. HERA also established the Federal Housing Finance Oversight Board, comprised of the Secretaries of the Treasury and HUD, the Chair of the SEC, and the Director. The Federal Housing Finance Oversight Board functions as an advisory body to the Director. The Finance Agency's operating expenses are funded by assessments on the FHLBanks, Fannie Mae and Freddie Mac. As such, no tax dollars or other appropriations support the operations of the Finance Agency or the FHLBanks. In addition to reviewing our submissions of monthly and quarterly financial information on our financial condition and results of operations, the Finance Agency conducts annual on-site examinations and performs periodic on- and off-site reviews in order to assess our safety and soundness.

The Bank Act gives the Secretary of the Treasury the discretion to purchase Consolidated Obligations up to an aggregate principal amount of $4 billion. No borrowings under this authority have been outstanding since 1977.

The United States Treasury receives a copy of the Finance Agency's annual report to Congress, monthly reports reflecting the FHLBank System's securities transactions, and other reports reflecting the FHLBank System's operations. Our annual financial statements are audited by an independent registered public accounting firm in accordance with standards issued by the Public Company Accounting Oversight Board, as well as the government auditing standards issued by the United States Comptroller General. The Comptroller General has authority under the Bank Act to audit or examine the Finance Agency and the FHLBank System and to decide the extent to which they fairly and effectively fulfill the purposes of the Bank Act. The Finance Agency's Office of Inspector General also has investigation authority over the Finance Agency and the FHLBank System.

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

Dodd-Frank Act. On July 21, 2010, the United States Congress enacted the Dodd-Frank Act which, among other provisions: (i) created an interagency Oversight Council that is charged with identifying and regulating systemically important financial institutions; (ii) regulates the over-the-counter derivatives market; (iii) imposed new executive compensation proxy and disclosure requirements; (iv) established new requirements for MBS, including a risk-retention requirement; (v) reformed the credit rating agencies; (vi) made a number of changes to the federal deposit insurance system, including more stringent capital and liquidity requirements; and (vii) created the CFPB. Although the FHLBanks were exempted from several notable provisions of the Dodd-Frank Act, our business operations, funding costs, rights, obligations, and the environment in which we carry out our housing-finance mission have been and are likely to continue to be impacted by the Dodd-Frank Act. For additional information concerning this legislation, please refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Accounting and Regulatory Developments - Legislative and Regulatory Developments.

Government Corporations Control Act. We are subject to the Government Corporations Control Act, which provides that, before we can issue and offer Consolidated Obligations to the public, the Secretary of the United States Treasury must prescribe the form, denomination, maturity, interest rate, and conditions of the obligations; the way and time issued; and the selling price.

Furthermore, this Act provides that the United States Comptroller General may review any audit of the financial statements of an FHLBank conducted by an independent registered public accounting firm. If the Comptroller General undertakes such a review, the results and any recommendations must be reported to Congress, the Office of Management and Budget, and the FHLBank in question. The Comptroller General may also conduct a separate audit of any of our financial statements.

Federal Securities Laws. Our shares of Class B Stock are registered with the SEC under the Exchange Act, and we are subject to the information, disclosure, insider trading restrictions, and other requirements under the Exchange Act. We are not subject to the registration provisions of the Securities Act of 1933 as amended. We have been, and continue to be, subject to all relevant liability provisions of the Securities Act of 1933 as amended and the Exchange Act.

Federal and State Banking Laws. We are not generally subject to the state and federal banking laws affecting United States retail depository financial institutions. However, as we do provide our members with certain correspondent services, such as wire transfer services, our activities are subject to certain requirements of the Bank Secrecy Act, as amended by the USA Patriot Act, that are applicable to these services. We are, therefore, required to report suspicious activities in limited circumstances, such as those involving the movement of large amounts of cash or the attempted wire transfer of funds to persons or countries that are on the United States government's restricted list. The Bank Act, as amended by HERA, requires the FHLBanks to submit reports to the Finance Agency concerning transactions involving financial instruments and loans that involve fraud or possible fraud. The Financial Crimes Enforcement Network has also issued a final rule that requires the FHLBanks to establish anti-money laundering programs and report suspicious transactions to the Financial Crimes Enforcement Network pursuant to the Bank Secrecy Act and the USA Patriot Act.

As a wholesale secured lender and a secondary market purchaser of mortgage loans, we are not, in general, directly subject to the various federal and state laws regarding consumer credit protection, such as anti-predatory lending laws. However, as non-compliance with these laws could affect the value of these loans as collateral or acquired assets, we require our members to warrant that all of the loans pledged or sold to us are in compliance with all applicable laws. The Helping Families Save Their Homes Act of 2009 requires that, when a mortgage loan (defined to include any consumer credit transaction secured by the principal dwelling of the consumer) is sold or transferred, the new creditor shall, within 30 days of the sale or transfer, notify the borrower of the following: the identity, address and telephone number of the new creditor; the date of transfer; how to reach an agent or party with the authority to act on behalf of the new creditor; the location of the place where the transfer is recorded; and any other relevant information regarding the new creditor. In accordance with this statute, we provide the appropriate notice to borrowers whose mortgage loans we purchase under our MPP and have established procedures to ensure compliance with this notice requirement. In the case of the participation interests in mortgage loans we purchased from the FHLBank of Topeka under the MPF Program, the FHLBank of Chicago (as the MPF Provider) issues the appropriate notice to the affected borrowers and has established its own procedures to ensure compliance with the notice requirement.

Regulatory Enforcement Actions. While examination reports are confidential between the Finance Agency and an FHLBank, the Finance Agency may publicly disclose supervisory actions or agreements that the Finance Agency has entered into with an FHLBank. We are not subject to any such Finance Agency actions, and we are not aware of any current Finance Agency actions with respect to other FHLBanks that will have a material adverse effect on our financial results.

Membership Trends

Our membership territory is comprised of the states of Indiana and Michigan. In 2013, we gained three new members and lost ten members, for a net loss of seven members. Historically, few of our members have chosen to withdraw from membership other than in connection with mergers and consolidations.

The following table presents the composition of our members by type of financial institution:

Type of Institution	December 31, 2013	December 31, 2012
Commercial banks	208	216
Thrifts	38	39
Credit unions	108	108
Insurance companies	49	48
CDFIs	1	—
Total member institutions	404	411

Competition

We operate in a highly competitive environment. Demand by members for Advances is affected by, among other factors, the cost and availability of other sources of funds, including deposits. We compete with other suppliers of wholesale funding, both secured and unsecured. Other suppliers may include the United States government, deposit insurers, the Federal Reserve Banks, investment banking concerns, commercial banks, and in certain circumstances, other FHLBanks. An example of these circumstances occurs when a financial holding company has subsidiary banks that are members of different FHLBanks and can, therefore, choose to take Advances from the FHLBank with the best terms. Larger institutions may have access to all of these alternatives as well as independent access to the national and global credit markets. The availability of alternative funding sources can be affected by a variety of factors, including market conditions, members' creditworthiness and regulatory restrictions, and availability of collateral and its valuation.

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

Employees

As of February 28, 2014, we had 205 full-time employees and 4 part-time employees. A collective bargaining unit does not represent the employees.

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

Our 2014 Community Lending Plan describes our plan to address the credit needs and market opportunities in our district states of Indiana and Michigan. It is available on our website at www.fhlbi.com by selecting "Community Investment" and then selecting "Publications, Bulletins and Presentations" from the drop-down menu.

We provide our website address and the SEC's website address solely for the reader's information. Except where expressly stated, information appearing on the SEC's website is not incorporated into this Annual Report on Form 10-K.

The reader may also request a copy of any of our public financial reports, our Code of Conduct or our 2014 Community Lending Plan through our Corporate Secretary at FHLBank of Indianapolis, 8250 Woodfield Crossing Boulevard, Indianapolis, IN 46240, (317) 465-0200.

ITEM 1A. RISK FACTORS

As used in this Form 10-K, unless the context otherwise requires, the terms "we," "us," "our," and the "Bank" refer to the Federal Home Loan Bank of Indianapolis or its management. We use certain acronyms and terms throughout this section of the Form 10-K which are defined in the Glossary of Terms located in Item 15. Exhibits and Financial Statement Schedules.

We have identified the following risk factors that could have a material adverse effect on our Bank.

Changes in the Legal and Regulatory Environment May Adversely Affect Our Business, Demand for Advances, the Cost of Debt Issuance, and the Value of FHLBank Membership

We could be materially adversely affected by the adoption of new or revised laws, policies, regulations or accounting guidance; new or revised interpretations or applications of laws, policies, or regulations by the Finance Agency, its Office of Inspector General, the SEC, the CFTC, the CFPB, the Financial Stability Oversight Council, the Comptroller General, the FASB or other federal or state regulatory bodies; judicial decisions that modify the present regulatory environment; and the failure of certain regulatory rules or policies to change in the manner we anticipated at the time we established our own rules and policies. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Accounting and Regulatory Developments - Legislative and Regulatory Developments for more information.

Changes that restrict the growth of our current business or prohibit the creation of new products or services could negatively impact our earnings. Further, the regulatory environment affecting members could be changed in a manner that would negatively impact their ability to take full advantage of our products and services, our ability to rely on their pledged collateral, or their desire to maintain membership in our Bank. Similarly, regulatory actions or public policy changes that give preference to certain sectors, business models, regulated entities, or activities could negatively impact us.

On December 23, 2013, the Finance Agency issued Advisory Bulletin 2013-09, "Collateralization of Advances and Other Credit Products to Insurance Company Members." The Advisory Bulletin notes that lending to insurance company members exposes us to risks that are not associated with Advances to insured depository institution members, arising from, among other things, different states’ statutory and regulatory regimes and the statutory accounting principles and reporting practices applicable to insurance companies. The Advisory Bulletin lists several matters that Finance Agency examiners will evaluate in assessing our lending to insurance companies and our collateral position with insurance company members. A number of insurance companies are members of our Bank, and over half of the outstanding principal balance of our Advances as of December 31, 2013 was comprised of Advances to insurance company members. Our results of operations may be adversely affected due to the reduced business opportunities that could result if the Finance Agency applies Advisory Bulletin 2013-09 in ways that effectively limit insurance company members’ access to our Advances compared to insured depository members’ access, or if the Finance Agency were to issue other guidance or regulations that effectively reduce the availability of FHLBank membership to insurers (by, for example, purporting to limit the kinds of insurance companies that may join an FHLBank).
The CFPB issued final rules with an effective date of January 10, 2014 establishing new standards for mortgage lenders to follow during the loan approval process to determine whether a borrower has the ability to repay the mortgage. The Dodd-Frank Act provides defenses to foreclosure and causes of action for damages if the mortgage lender does not meet the standards in the final rules. Mortgage borrowers can assert these defenses and causes of action against the original mortgage lender, and against purchasers and other assignees of the mortgage loan, which would include us as loan purchaser under our AMA programs or if we were to foreclose on mortgage loan collateral. The final rules provide for a limited safe harbor from certain liability for qualified mortgage loans ("QMs"), which could incentivize lenders, including our members, to limit their mortgage lending to safe harbor QMs or otherwise reduce their origination of mortgage loans that are not safe harbor QMs. This could reduce the overall level of members' mortgage lending and, in turn, reduce demand for FHLBank Advances. In addition, mortgage lenders unable to sell mortgage loans (whether because they are not QMs or otherwise) would be expected to retain such loans as assets. If we were to make Advances secured, in part, by such mortgage loans and subsequently liquidate the collateral, we could be subject to these defenses to foreclosure or causes of action for damages by the mortgage borrower. This in turn could reduce the value of our Advances collateral, potentially reducing our likelihood of repayment on our Advances if we were required to sell such collateral.

On July 21, 2010, the United States Congress enacted the Dodd-Frank Act. The Dodd-Frank Act made significant changes to the overall regulatory framework of the United States financial system. Several provisions in the Dodd-Frank Act could affect us and our members, depending on how the various regulators decide to implement this federal law through the issuance of regulations and their enforcement activities. For example, if the Financial Stability Oversight Council established by the Dodd-Frank Act were to decide that we are a non-bank financial company, then we would be subject to the supervision of the FRB. Other provisions may not directly affect us but could affect our members. For example, this law establishes a solvency framework to address the failure of a financial institution, which could include one or more of our members. Because the Dodd-Frank Act requires several regulatory bodies to carry out its provisions, the full effect of this law remains uncertain until after the required regulations and reports to Congress are issued and implemented. For additional information concerning this legislation, please refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Accounting and Regulatory Developments - Legislative and Regulatory Developments.

The Finance Agency has initiated discussions with the FHLBanks to emphasize the importance of mission-related assets (consisting of Advances and AMA). If any changes are required in our asset mix, we may have to reduce non-mission-related activities, which we expect would adversely impact our level of investments and profitability.

Regulatory changes affecting our members could negatively affect our business as well. For example, the federal banking regulators are undertaking rulemaking from the Basel Committee on Bank Supervision. The FDIC, OCC, and FRB have established new minimum capital standards for financial institutions to incorporate (and in some cases may further strengthen) the Basel III regulatory capital reforms. The new capital framework could require some of our members to divest assets in order to comply with the more stringent capital requirements, thereby tending to decrease their need for Advances. The capital requirements may also adversely impact investor demand for Consolidated Obligations (which consist of CO Bonds and Discount Notes) to the extent that impacted institutions divest or limit their investments in Consolidated Obligations. The FRB, OCC, and FDIC have jointly proposed a rule that would incorporate (and in some cases may further strengthen) Basel III liquidity requirements. The proposed liquidity coverage ratio ("LCR") standard requires non-banking financial organizations that have been designated as systemically important financial institutions by the Financial Stability Oversight Board and are, therefore, subject to FRB supervision (collectively, "Covered Organizations") to maintain sufficient amounts of high quality liquid assets ("HQLA") to withstand a 30-day run on the Covered Organization following severe economic stress, based on certain assumptions about outflow rates for HQLAs. HQLAs are divided into three classes or levels. Level 1 assets can be used to meet the liquidity test without limit. Level 2A assets can be counted for liquidity purposes, but are subject to a 15% haircut. Level 2B assets are subject to a 50% haircut. In addition, the aggregate amount of Level 2A and 2B assets cannot count toward more than 40% of the total required HQLAs, and Level 2B assets cannot count toward more than 15% of the total required amount. FHLBank Consolidated Obligations are considered Level 2A liquidity assets, and so are subject to a 15% haircut and capped (with all other Level 2A and 2B assets) at 40% of the liquidity requirement. This haircut could make it more costly for any Covered Organization to hold Consolidated Obligations, which could decrease demand for our Consolidated Obligations. At this time, the effects of the proposed liquidity coverage ratio rule (if adopted) on demand for our Advances are uncertain. While the FHLBanks are not required to meet Basel III capital or liquidity requirements, those requirements could affect demand for our Consolidated Obligations and our Advances, and our business.

Economic Conditions and Policy Could Have an Adverse Effect on Our Business, Liquidity, Financial Condition, and Results of Operations

Our business, liquidity, financial condition, and results of operations are sensitive to general international and domestic business and economic conditions, such as changes in short-term and long-term interest rates and the money supply, inflation, volatility in both debt and equity capital markets, and the strength of the local economies in which we conduct business.

Our business and results of operations are significantly affected by the fiscal and monetary policies of the United States government and its agencies, including the FRB through its regulation of the supply of money and credit in the United States. The FRB's policies either directly or indirectly influence the yield on interest-earning assets and the cost of interest-bearing liabilities and the demand for our debt. On October 17, 2013, the federal government enacted legislation that increased the debt ceiling and passed a continuing resolution that authorized discretionary spending only through January 15, 2014. Subsequently, Congress approved a bill that would suspend the federal debt limit through 2015. The continued uncertainty resulting from the temporary nature of this legislation, along with the slow recovery from the financial crisis and the possibility that global economic growth may be slower than currently anticipated, could result in unfavorable consequences for our business, including reductions in our mission assets and lower profitability. These measures as well as other systemic events could adversely affect us through lower yields on our investments, higher costs of debt, or both.

Additionally, we are affected by the global economy through member ownership and investment patterns. Changes in global investors' perceptions in the strength of the United States economy or the availability of more attractive investment opportunities elsewhere could lead to changes in investors' demand for our Consolidated Obligations.

Our district is comprised of the states of Indiana and Michigan. Economic data for our district have generally been unfavorable compared to national data, with unemployment and foreclosure rates higher than national rates.

Inability to Access Capital Markets on Acceptable Terms Could Adversely Affect Our Liquidity, Operations, Financial Condition and Results of Operations, and the Value of Membership in Our Bank

Our primary source of funds is the sale of Consolidated Obligations in the capital markets. Our ability to obtain funds through the sale of Consolidated Obligations depends in part on prevailing conditions in the capital markets, such as investor demand and liquidity, and on dealer commitment to inventory and support our debt. Severe financial and economic disruptions, and the United States government's measures to mitigate their effects, could change the traditional bases on which market participants value GSE debt securities and consequently could affect our funding costs and practices, which could make it more difficult and more expensive to issue longer-term debt. This could result in focusing our efforts on short-term debt funding with maturities of six months or less. Any significant disruption of the short-term debt market could have a serious impact on our Bank and the FHLBank System.

Our Exposure to Credit Risk Could Adversely Affect Our Financial Condition and Results of Operations

We are exposed to credit risk from member products, investment securities and unsecured counterparties. The continuing weak credit conditions in the United States could have an adverse effect on our credit performance, financial condition and results of operations. In addition, the slow recovery from the European debt crisis and the resulting recessions in many European countries, as well as the ratings agencies' downgrades of the sovereign debt ratings of several European countries, have increased foreign credit risk. Continued European economic difficulties could indirectly have an adverse effect on our credit performance, financial condition and results of operations to the extent those difficulties negatively affect the United States economy.

Member Products.

Advances. Although there have been fewer financial institution failures and acquisitions to resolve distressed institutions during 2013, if a member fails and the appointed receiver or rehabilitator (or another applicable entity) does not either (i) promptly repay all of the failed institution's obligations to our Bank or (ii) properly assign or assume the outstanding Advances, we may be required to liquidate the collateral pledged by the failed institution. The proceeds realized from the liquidation may not be sufficient to fully satisfy the amount of the failed institution's obligations plus the operational cost of liquidation, particularly when the volatility of market prices and interest rates adversely affect the value of the collateral. Price volatility could also adversely impact our determination of over-collateralization requirements, which could ultimately cause a collateral deficiency in a liquidation action. In some cases, we may not be able to liquidate the collateral in a timely manner.

Our claims with respect to federally-insured depository institution members are given certain preferences pursuant to the receivership provisions of the Federal Deposit Insurance Act. However, with respect to our insurance company members, Congress provided in the McCarran-Ferguson Act of 1945 that state law generally governs the regulation of insurance and shall not be preempted by federal law unless the federal law expressly regulates the business of insurance. Thus, if a court were to determine that the priority provision of Section 10(e) of the Bank Act conflicts with state insurance law applicable to our insurance company members, the court might then determine that the priority of our security interest would be governed by state law, not Section 10(e). Under these circumstances, the "super lien" priority protection afforded to our security interest under Section 10(e) may not fully apply when we lend to insurance company members, which could result in increased credit risk. As of December 31, 2013, Advances to our insurance company members represented 61% of our total Advances, at par, compared to 49% at December 31, 2012.

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

Mortgage Loans. Since the inception of the MPP, we have acquired only traditional fixed-rate loans with fixed terms of up to 30 years. If delinquencies in fixed-rate mortgages increase and residential property values decline, we could experience reduced yields or losses on mortgage loans purchased through our MPP or the participation interests in MPF loans acquired from the FHLBank of Topeka or another MPF FHLBank, exceeding the protection provided by the LRA and SMI credit enhancement and CE obligations, if applicable.

We are the beneficiary of third-party PMI and SMI (where applicable) coverage on conventional mortgage loans we acquire through our MPP, upon which we rely in part to reduce the risk of losses on those loans. As a result of actions by their respective state insurance regulators, two of the three PMI providers are now paying 60% of the claim amounts and the other one is now paying 55% of the claim amounts. The remaining amounts are deferred until the funds are available or the PMI provider is liquidated. It is possible that insurance regulators may impose restrictions on the ability of our other PMI/SMI providers to pay claims. If our PMI/SMI providers further reduce the portion of mortgage insurance claims they will pay to us or further delay or condition the payment of mortgage insurance claims, or if additional adverse actions are taken by their state insurance regulators, we could experience higher losses on mortgage loans.

In June 2012, we entered into an MPF Participation Agreement with the FHLBank of Topeka. Under this agreement (as amended), we can purchase participation interests in government-guaranteed or insured mortgages, as well as conventional MPF mortgages, originated by certain of the FHLBank of Topeka's member institutions through their participation in the MPF Program offered by the FHLBank of Chicago. Credit risk arising from our participation in mortgage loans originated under the MPF Program falls into three categories: (i) the risk of credit losses on the mortgage loans represented in our FLA and last loss positions; (ii) the risk that a PFI will not perform as promised with respect to its loss position provided through its CE Obligations on mortgage pools; and (iii) the risk that a third-party insurer (obligated under PMI arrangements) will fail to perform as obligated. Should a PMI third-party insurer fail to perform, our credit risk exposure would increase because our FLA is the next layer to absorb credit losses on mortgage loan pools.

We are also exposed to credit risk from servicers for mortgage loans purchased under our MPP or through participation interests in mortgage loans purchased from other FHLBanks under the MPF Program if they fail to perform their contractual obligations.

Investment Securities. The MBS market continues to face uncertainty over the changes in Federal Reserve holdings of MBS, the effect of existing, new or proposed governmental actions (including mortgage loan modification programs), and ongoing private-label RMBS litigation. In recent years, the NRSROs downgraded a significant number of private-label RMBS, including many in our portfolio. These and other factors led to the deterioration of the estimated fair value of our private-label RMBS, as well as OTTI charges for many of our private-label RMBS. Future declines in the housing price forecast, as well as other factors, such as increased loan default rates and loss severities and decreased prepayment speeds, may result in additional OTTI charges or unrealized losses on private-label RMBS, which could adversely affect our financial condition and operating results.

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

Changes in Interest Rates Could Have an Adverse Effect on Earnings

Our ability to anticipate changes regarding the direction and speed of interest rate changes, or to hedge related exposures such as basis risk, significantly affects the success of our asset and liability management activities and our level of net interest income.

The effect of interest rate changes can be exacerbated by prepayment and extension risk, which is the risk that mortgage-based investments will be refinanced by the borrower in low interest-rate environments or will remain outstanding longer than expected at below-market yields when interest rates increase. Decreases in interest rates typically cause mortgage prepayments to increase and may result in increased premium amortization expense and substandard performance in our mortgage portfolio as we experience a return of principal that we must re-invest in a lower rate environment. While these prepayments would reduce the asset balance, the associated debt may remain outstanding. Increases in interest rates typically cause mortgage prepayments to decrease or mortgage cash flows to slow, possibly resulting in the debt funding the portfolio to mature and the replacement debt to be issued at a higher cost, thus reducing our spread.

In prior years, adverse conditions in the housing and mortgage markets, along with a large drop in market interest rates, allowed us to exercise calls of our debt and reissue it at a lower cost, resulting in mortgage spreads that were wider than historic norms and, therefore, resulted in higher earnings. The recent improvements in the economy and housing market have led to rising interest rates, which could adversely affect our members' demand for Advances and sales of mortgage loans. In addition, the outstanding balance of the investment securities that were purchased at higher spreads, as well as the earnings from those investments, will decrease over time. Going forward, this is expected to have an adverse effect on our earnings.
A number of measures are used to monitor and manage interest rate risk. Although we have analyzed the impact of changes in the level of interest rates and the shape of the yield curve over a broad range of scenarios, extreme and/or protracted movements in these interest rates could negatively impact our earnings.

A Failure or Interruption in Our Information Systems, Information Systems of Third-Party Vendors or Service Providers, or a Cybersecurity Event Could Adversely Affect Our Business, Risk Management, Financial Condition, Results of Operations, and Reputation

We have not experienced a failure or disruption in our information systems or a cybersecurity event that has had a material adverse impact on our business. However, we rely heavily on our information systems and other technology to conduct and manage our business. If we experience a failure or interruption in any of our information systems or a cybersecurity event, we may be unable to conduct and manage our business effectively, including, without limitation, our Advances and hedging activities.

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

During 2011, we began an enterprise-wide initiative to substantially replace our core banking system with purchased customizable external software. This implementation, which is expected to take several years, along with several other key initiatives simultaneously undertaken, could subject us to a higher risk of failure or interruption while we are in the process of conversion. Any failure or interruption could adversely affect our Advances and MPP business, member relations, risk management, and profitability, which could negatively affect our financial condition and results of operations.

In addition to internal computer systems, we rely on third-party vendors and service providers, including the Office of Finance, for many of our communications and information systems needs. Any failure, interruption or breach in security of these systems, or any disruption of service could result in failures or interruptions in our ability to conduct and manage our business effectively, including, and without limitation, our funding activities. There is no assurance that such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. Any failure, interruption, or breach could significantly harm our customer relations and business operations, which could negatively affect our financial condition and results of operations.

During 2012, we reactivated our participation in the MPF Program. We have purchased participation interests in MPF mortgage loans that the FHLBank of Topeka acquired from its PFIs. In its role as MPF Provider, the FHLBank of Chicago provides the infrastructure and operational support for the MPF Program and is responsible for publishing and maintaining the MPF Origination, Underwriting and Servicing Guides, which detail the requirements PFIs must follow in originating or selling and servicing MPF mortgage loans. If the FHLBank of Chicago changes or ceases to operate the MPF Program or experiences a failure or interruption in its information systems and other technology in its operation of the MPF Program, our MPF business could be adversely impacted, which could negatively affect our financial condition, profitability and cash flows. In the same way, we could be adversely affected if any of the FHLBank of Chicago's third-party vendors engaged in the operation of the MPF Program were to experience operational or technical difficulties.

Competition Could Negatively Impact Our Access to Funding, Our Earnings, Advances and Investments, and the Supply of Mortgage Loans for our MPP and the MPF Program

We operate in a highly competitive environment. Demand for Advances is affected by, among other factors, the cost and availability of other sources of liquidity for our members, including deposits. We compete with other suppliers of wholesale funding, both secured and unsecured. Such other suppliers may include the United States government, deposit insurers, the Federal Reserve Banks, investment banking concerns, commercial banks and, in certain circumstances, other FHLBanks. Large institutions may also have independent access to the national and global credit markets. The availability of alternative funding sources to members can significantly influence the demand for Advances and can vary as a result of a variety of factors, including market conditions, members' creditworthiness, and availability of collateral. Lower demand for Advances could negatively impact our earnings.

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

Loss of Significant Borrowers or PFIs Could Adversely Impact Our Profitability, Our Ability to Achieve Business Objectives, and Our Risk Concentration

The loss of any large borrower could adversely impact our profitability and our ability to achieve business objectives. The loss of a large borrower could result from a variety of factors, including acquisition, consolidation of charters within a bank holding company, or resolution of a financially distressed member. As of December 31, 2013, our top two borrowers, Lincoln National Life Insurance Company and Jackson National Life Insurance Company, held $2.1 billion and $2.0 billion, respectively, or a total of 24% of total Advances outstanding, at par.

At December 31, 2013, 27% of our outstanding par value of MPP loans had been purchased from our top two PFIs. These two entities originated mortgages on properties in several states, but they are no longer our members because they no longer have their charters within our district. We currently purchase mortgage loans from many smaller PFIs that predominantly originate mortgage loans on properties in Indiana and Michigan. Therefore, we expect our concentration of MPP loans on properties in Indiana and Michigan to increase over time.

We also have purchased participation interests in MPF loans only from the FHLBank of Topeka. In January 2014, the FHLBank of Topeka notified us that it will no longer offer us the option to participate in new MPF MCCs. We will continue to acquire participation interests in MPF loans under our existing MPF MCCs, but we expect those to be fulfilled in 2014.

We do not service the mortgage loans we purchase. PFIs may elect to retain servicing rights for the loans sold to us, or they may elect to sell servicing rights to an MPP-approved servicer, generally owned by depository institutions. The federal banking regulation and Dodd-Frank Act capital requirements are causing mortgage servicing rights to be transitioned to non-depository institutions which may reduce the availability of buyers of mortgage servicing rights. In addition, we have been informed that one of our existing servicers intends to discontinue purchasing servicing rights during 2014, which could potentially reduce the amount of loans we purchase if the PFIs do not want to retain the servicing rights and if we cannot engage other acceptable third party servicers. Therefore, these developments may reduce the ability of our PFIs to concurrently sell MPP mortgage servicing rights while selling the underlying mortgage loans to us.

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

Although previous negative rating actions have not had an impact on our funding costs, uncertainty still remains regarding possible longer-term effects resulting from rating actions. Any future downgrades in our credit ratings and outlook, especially a downgrade to an S&P AA rating or equivalent, could result in higher funding costs or disruptions in our access to capital markets, including additional collateral posting requirements under certain derivative instrument transactions. Furthermore, member demand for certain of our products could possibly weaken. To the extent that we cannot access funding when needed on acceptable terms to effectively manage our cost of funds, our financial condition and results of operations and the value of membership in our Bank may be negatively affected.

The Business and Financial Models and Related Processes Used to Evaluate Various Financial Risks and Derive Certain Estimates in Our Financial Statements Could Fail to Produce Reliable Projections or Valuations, which Could Adversely Affect Our Business, Financial Condition, Results of Operations and Risk Management

We are exposed to operations risk, in part due to the significant use of sophisticated business and financial models when evaluating various financial risks and deriving certain estimates in our financial statements. Our business could be adversely affected if those models fail to produce reliable projections or valuations. These models, which rely on various inputs including, but not limited to, loan volumes and pricing, market conditions for our Consolidated Obligations, interest rate spreads and prepayment speeds, implied volatility of options contracts, and cash flows on mortgage-related assets, require management to make critical judgments about the appropriate assumptions that are used in the calculations, may overstate or understate the value of certain financial instruments, future performance expectations, and our level of risk exposure. Our models could produce unreliable results for a number of reasons, including, but not limited to, invalid or incorrect assumptions underlying the models, the need for manual adjustments in response to rapid changes in economic conditions, incorrect coding of the models, incorrect data being used by the models or inappropriate application of a model to products or events outside the model's intended use. In particular, models are less dependable when the economic environment is outside of historical experience, as has been the case in recent years. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates for more information.

A Significant or Prolonged Delay in the Initiation or Completion of Foreclosure Proceedings on Mortgage Loans May Have an Adverse Effect on Our Business, Financial Condition and Results of Operations

In October 2010, a number of single-family mortgage servicers temporarily halted some or all of the foreclosures they were processing after discovering deficiencies in their own and their service providers’ foreclosure processes. The servicer foreclosure process deficiencies generated significant concern and were reviewed by various government agencies and the various state attorneys general.

On February 9, 2012, a settlement was announced among 5 of the nation’s largest mortgage servicers (Bank of America Corporation, JPMorgan Chase & Co., Wells Fargo & Company, Citigroup Inc., and Ally Financial Inc., formerly General Motors Acceptance Corporation) and the federal government and 49 state attorneys general. The announced settlement, among other terms, required implementation by those mortgage servicers of certain new servicing and foreclosure practices.

In January 2013, the OCC, along with the FRB, announced that it had reached an agreement in principle with 10 mortgage servicing companies (Aurora, Bank Of America, Citibank, JPMorgan Chase, MetLife Bank, PNC, Sovereign, SunTrust, U.S. Bank and Wells Fargo) subject to enforcement actions for deficient practices in mortgage loan servicing and foreclosure processing. Under this agreement, the participating servicers would cease the independent foreclosure review process, which involved case-by-case reviews, and replace it with a broader framework allowing eligible borrowers to receive compensation significantly more quickly. The OCC and the FRB continue to work to reach similar agreements with other servicers that are not parties to this agreement, but that are also subject to enforcement actions involving claims of deficient practices in mortgage loan servicing and foreclosure processing. See Item 1. Business - Business Segments - Mortgage Loans - Mortgage Purchase Program - Servicing for more information on our servicers.

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

A Failure to Meet Minimum Regulatory Capital Requirements Could Affect Our Ability to Pay Dividends, Redeem or Repurchase Capital Stock, and Attract New Members

We are required to maintain sufficient capital to meet specific minimum requirements established by the Finance Agency. Historically, our capital has exceeded all capital requirements, and we have maintained adequate capital and leverage ratios. However, if we violate any of these requirements or if our board or the Finance Agency determines that we have incurred, or are likely to incur, losses resulting, or losses that are expected to result, in a charge against capital, we would not be able to redeem or repurchase any capital stock while such charges are continuing or expected to continue. Violations could also result in restrictions pertaining to dividend payments, lending, investment, purchases of mortgage loans or participation interests in mortgage loans, or other business activities. Additionally, the Finance Agency could require that we call upon our members to purchase additional capital stock to meet our minimum regulatory capital requirements. Members may be unable or unwilling to satisfy such calls for additional capital, thereby adversely affecting their desire to continue doing business with our Bank.

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

The stability of our capital is also important in maintaining the value of membership in our Bank. Failure to meet minimum capital requirements, the inability to pay dividends or repurchase stock at par, or a call upon our members to purchase additional stock to restore capital could make it more difficult for us to attract new members or retain existing members.

Providing Financial Support to Other FHLBanks Could Negatively Impact Our Members

We are jointly and severally liable with the other FHLBanks for the Consolidated Obligations issued on behalf of the FHLBanks through the Office of Finance. We may not pay any dividends to members or redeem or repurchase any shares of our capital stock if the principal and interest due on all Consolidated Obligations have not been paid in full when due. If another FHLBank were to default on its obligation to pay principal and interest on any Consolidated Obligations, the Finance Agency may allocate the outstanding liability among one or more of the remaining FHLBanks on a pro rata basis or on any other basis the Finance Agency may determine. As a result, our ability to pay dividends to our members or to redeem or repurchase shares of our capital stock could be affected not only by our own financial condition, but also by the financial condition of one or more of the other FHLBanks. Although no FHLBank has ever defaulted on its debt obligations since the FHLBank System was established in 1932, the economic crisis adversely impacted the capital adequacy and financial results of some FHLBanks. In addition to servicing debt under our joint and several liability, we may voluntarily or involuntarily provide financial assistance to another FHLBank in order to resolve a condition of financial distress.

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

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, we may from time to time become a party to lawsuits involving various business matters. We are unaware of any lawsuits presently pending which, individually or in the aggregate, could have a material effect on our financial conditions or results of operations.

Private-Label Mortgage-Backed Securities Litigation

On October 15, 2010, we filed a complaint in the Superior Court of Marion County, Indiana, relating to private-label residential mortgage-backed securities ("RMBS") we purchased in the aggregate original principal amount of approximately $2.9 billion. The complaint, which has been amended, is an action for rescission and damages and asserts claims for negligent misrepresentation and violations of state and federal securities law occurring in connection with the sale of these private-label RMBS. During 2013, the Court granted our uncontested motions for voluntary dismissal of all claims with regard to six securities originally included in the complaint. In addition, in November and December 2013, and in March of 2014, we executed confidential settlement agreements with certain defendants in this litigation, pursuant to which we have dismissed pending claims against, and provided legal releases to, various parties with respect to applicable securities at issue in the litigation, in consideration of our receipt of cash payments from those defendants (and, in one instance, a guarantee of an additional cash payment by November 2015).

The table below provides additional information concerning the six private-label RMBS remaining at issue in the amended complaint, including the original principal amount of each security, the remaining named defendants and their alleged capacities with respect to each security.

Original Principal Amount	Defendants	Capacities
$64,454,000	Credit Suisse (USA), Inc.	Controlling Person
	Credit Suisse First Boston LLC	Underwriter / Seller
	Credit Suisse First Boston Mortgage Securities Corp.	Depositor
	Credit Suisse Holdings (USA), Inc.	Controlling Person
82,019,000	UBS Securities LLC	Underwriter / Seller
90,360,000	Greenwich Capital Markets, Inc.	Underwriter / Seller
99,241,400	Credit Suisse (USA), Inc.	Controlling Person
	Credit Suisse First Boston LLC	Seller
	Credit Suisse Holdings (USA), Inc.	Controlling Person
94,464,000	Greenwich Capital Markets, Inc.	Underwriter / Seller
66,000,000	Credit Suisse (USA), Inc.	Controlling Person
	Credit Suisse Holdings (USA), Inc.	Controlling Person
	Credit Suisse First Boston LLC	Seller
$496,538,400	Total

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

No Trading Market

Our Class B Stock is not publicly traded, and there is no established market for such stock. Members may be required to purchase additional shares of Class B Stock from time to time in order to meet minimum stock purchase requirements under our capital plan, which was implemented on January 2, 2003, in accordance with the provisions of the Gramm-Leach-Bliley Act of 1999 amendments to the Federal Home Loan Bank Act of 1932, as amended, and Federal Housing Finance Agency ("Finance Agency") regulations. Our Class B Stock may be redeemed, at a par value of $100 per share, up to five years after we receive a written redemption request by a member, subject to regulatory limits and the satisfaction of any ongoing stock purchase requirements applicable to the member. We may repurchase shares held by members in excess of their required holdings at our discretion at any time in accordance with our capital plan.

None of our capital stock is registered under the Securities Act of 1933 since they are "exempt securities" under the Act, and therefore purchases and sales of stock by our members are not subject to registration under the Securities Act of 1933.

Number of Shareholders

As of February 28, 2014, we had 409 shareholders and $1.6 billion par value of regulatory capital stock, which includes Capital Stock and Mandatorily Redeemable Capital Stock ("MRCS") issued and outstanding.

Dividends

Dividends may, but are not required to, be paid on our Class B Stock. Our board of directors may declare and pay dividends in either cash or capital stock or a combination thereof, subject to Finance Agency regulations. Under these regulations, stock dividends cannot be paid if our excess stock is greater than 1% of our total assets. Our board of directors' decision to declare dividends is influenced by our financial condition, overall financial performance and Retained Earnings, as well as actual and anticipated developments in the overall economic and financial environment including the level of interest rates and conditions in the mortgage and credit markets. In addition, our board of directors considers several other factors, including our risk profile, the impact on our relationship with our members and the stability of our current capital stock position and membership.

Our capital plan provides for two sub-series of Class B Stock: Class B-1 and Class B-2. Class B-2 is required stock that is subject to a redemption request. Class B-1 shareholders receive a higher dividend than Class B-2 shareholders. The Class B-2 dividend is presently equal to 80% of the amount of the Class B-1 dividend and can only be changed by an amendment to our capital plan with approval of the Finance Agency. The amount of the dividend to be paid is based on the average number of shares of each sub-series held by the member during the dividend payment period (applicable quarter). For more information, see Notes to Financial Statements - Note 16 - Capital and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Capital Resources.

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

We paid quarterly cash dividends as set forth in the following table ($ amounts in thousands).

	Class B-1				Class B-2
By Quarter Paid	Annualized Rate (2)	Dividend on Capital Stock	Interest Expense on MRCS	Total	Annualized Rate (2)	Dividend on Capital Stock	Interest Expense on MRCS	Total
2014
Quarter 1 (1)	2.0%	$8,045	$425	$8,470	1.6%	$15	$68	$83
Quarter 1 (1)	3.5%	14,079	745	14,824	2.8%	27	118	145

2013
Quarter 4	3.5%	$14,776	$2,101	$16,877	2.8%	$27	$123	$150
Quarter 3	3.5%	14,315	1,889	16,204	2.8%	26	165	191
Quarter 2	3.5%	14,212	2,220	16,432	2.8%	16	188	204
Quarter 1	3.5%	14,305	3,720	18,025	2.8%	19	196	215

2012
Quarter 4	3.5%	$14,145	$3,707	$17,852	2.8%	$25	$208	$233
Quarter 3	3.0%	11,750	3,126	14,876	2.4%	45	208	253
Quarter 2	3.0%	11,588	3,143	14,731	2.4%	58	215	273
Quarter 1	3.0%	11,698	3,203	14,901	2.4%	62	221	283

(1)
Our board of directors declared a cash dividend of 3.50% (annualized) on our Capital Stock Putable-Class B-1 and 2.80% (annualized) on our Capital Stock Putable-Class B-2 and, as a result of our unusually high earnings for the fourth quarter, our board of directors also declared a supplemental cash dividend of 2.00% (annualized) on our Capital Stock Putable-Class B-1 and 1.60% (annualized) on our Capital Stock Putable-Class B-2. These dividends were paid on February 21, 2014.

(2)
Reflects the annualized rate on all of our average capital stock outstanding in Class B-1 and Class B-2, respectively, regardless of its classification for financial reporting purposes as either Capital Stock or MRCS. The Class B-2 dividend is paid at 80% of the amount of the Class B-1 dividend.

ITEM 6. SELECTED FINANCIAL DATA

We use certain acronyms and terms in this Item 6 that are defined in the Glossary of Terms located in Item 15. Exhibits and Financial Statement Schedules. The following table should be read in conjunction with the financial statements and related notes and the discussion set forth in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. The table presents a summary of certain financial information derived from audited financial statements as of and for the years indicated ($ amounts in millions):

	As of and for the Years Ended December 31,
	2013	2012	2011	2010	2009
Statement of Condition:
Advances	$17,337	$18,130	$18,568	$18,275	$22,443
Investments (1)	10,780	16,845	15,203	19,785	14,994
Mortgage Loans Held for Portfolio, net	6,190	6,001	5,955	6,702	7,272
Total Assets	37,786	41,228	40,375	44,930	46,599
Discount Notes	7,435	8,924	6,536	8,925	6,250
CO Bonds	26,584	27,408	30,358	31,875	35,908
Total Consolidated Obligations	34,019	36,332	36,894	40,800	42,158
MRCS	17	451	454	658	756
Capital Stock, Class B Putable	1,610	1,634	1,563	1,610	1,726
Retained Earnings (2)	752	592	498	427	349
AOCI	22	(10)	(114)	(90)	(329)
Total Capital	2,384	2,216	1,947	1,947	1,746

Statement of Income:
Net Interest Income	$238	$242	$231	$267	$272
Provision for (Reversal of) Credit Losses	(4)	8	5	1	—
Net OTTI credit losses	(2)	(4)	(27)	(70)	(60)
Other Income (Loss), excluding net OTTI credit losses	71	(9)	(6)	11	2
Other Expenses	68	60	58	55	49
Total Assessments	25	18	25	41	45
Net Income	$218	$143	$110	$111	$120

Selected Financial Ratios:
Return on average equity (3)	9.40%	6.89%	5.63%	6.13%	5.94%
Return on average assets	0.54%	0.35%	0.26%	0.24%	0.23%
Dividend payout ratio (4)	26.46%	34.45%	36.29%	29.18%	44.72%
Net interest margin (5)	0.60%	0.59%	0.55%	0.57%	0.52%
Total capital ratio (6)	6.31%	5.37%	4.82%	4.33%	3.75%
Total regulatory capital ratio (7)	6.30%	6.49%	6.23%	6.00%	6.07%
Average equity to average assets	5.79%	5.05%	4.60%	3.90%	3.87%
Weighted average dividend rate (8)	3.50%	3.13%	2.50%	1.87%	2.83%

(1)	Consists of Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, Federal Funds Sold, AFS securities, and HTM securities

(2)	Includes Restricted and Unrestricted Retained Earnings

(3)	Net Income expressed as a percentage of average total capital

(4)	Calculated by dividing dividends paid in cash during the year by Net Income for the year

(5)	Net Interest Income expressed as a percentage of average interest-earning assets

(6)	Capital Stock plus Retained Earnings and AOCI expressed as a percentage of Total Assets

(7)	Capital Stock plus Retained Earnings and MRCS expressed as a percentage of Total Assets

(8)	Calculated by dividing dividends paid in cash during the year by the average of Class B Capital Stock eligible for dividends (i.e., excludes MRCS)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Presentation

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and related Notes to Financial Statements contained in this Form 10-K.

As used in this Item 7, unless the context otherwise requires, the terms "we," "us," "our," and the "Bank" refer to the Federal Home Loan Bank of Indianapolis or its management. We use certain acronyms and terms throughout this Item 7 that are defined in the Glossary of Terms located in Item 15. Exhibits and Financial Statement Schedules.

Unless otherwise stated, amounts disclosed in this Item 7 are rounded to the nearest million; therefore, dollar amounts of less than one million may not be reflected and, due to rounding, may not appear to agree to the amounts presented in thousands in the Financial Statements and related Notes to Financial Statements. Amounts used to calculate dollar and percentage changes are based on numbers in the thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

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

•
volatility of market prices, interest rates, and indices or other factors, resulting from the effects of, and changes in, various monetary or fiscal policies and regulations, including those determined by the FRB and the FDIC, or a decline in liquidity in the financial markets that could affect the value of investments (including OTTI of private-label RMBS), or collateral we hold as security for the obligations of our members and counterparties;

•	demand for our Advances and purchases of mortgage loans under our MPP or participation interests in mortgage loans purchased from other FHLBanks under the MPF Program resulting from:

◦	changes in our members' deposit flows and credit demands;

◦	membership changes, including, but not limited to, mergers, acquisitions and consolidations of charters;

◦	changes in the general level of housing activity in the United States, the level of refinancing activity and consumer product preferences; and

◦	competitive forces, including, without limitation, other sources of funding available to our members;

•	changes in mortgage asset prepayment patterns, delinquency rates and housing values or improper or inadequate mortgage originations and mortgage servicing;

•	our ability to introduce and successfully manage new products and services, including new types of collateral securing Advances;

•
political events, including legislative, regulatory, or other developments, and judicial rulings that affect us, our status as a secured creditor, our members, counterparties, one or more of the FHLBanks and/or investors in the Consolidated Obligations of the FHLBanks;

•	changes in our ability to raise capital market funding at acceptable terms;

•
changes in our credit ratings or the credit ratings of the other FHLBanks and the FHLBank System and the level of government guarantees provided to other United States and international financial institutions;

•	competition from other entities borrowing funds in the capital markets;

•	dealer commitment to supporting the issuance of our Consolidated Obligations;

•	one or more of the FHLBanks becomes unable to repay its participation in the Consolidated Obligations, or otherwise be unable to meet its financial obligations;

•	ability to attract and retain skilled personnel;

•	ability to develop, implement and support technology and information systems sufficient to effectively manage our business;

•	nonperformance of counterparties to bilateral and cleared derivative transactions;

•	changes in terms of derivative agreements and similar agreements;

•	loss arising from natural disasters, acts of war or acts of terrorism; and

•	changes in or differing interpretations of accounting guidance.

Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, the reader is advised to consult any additional disclosures that we may make through reports filed with the SEC in the future, including our Forms 10-K, 10-Q and 8-K.

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

Our public policy mission is to facilitate and expand the availability of financing for housing and community development. We seek to achieve our mission by providing products and services to our members in a safe, sound, and profitable manner, and by generating a reasonable, risk-adjusted return on their capital investment. See Item 1. Business - Background Information for more information.

We group our products and services within two business segments:

•
Traditional, which consists of (i) credit products (including Advances, letters of credit, and lines of credit), (ii) investments (including Federal Funds Sold, Securities Purchased Under Agreements to Resell, AFS securities and HTM securities) and (iii) correspondent services and deposits; and

•
Mortgage Loans, which consist of (i) mortgage loans purchased from our members through our MPP and (ii) participation interests purchased from the FHLBank of Topeka in mortgage loans originated by its members under the MPF Program.

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

During the year ended December 31, 2013, the United States economy continued to recover from the economic downturn. Gross domestic product continued to grow during 2013, which resulted in 18 consecutive quarters of growth. However, the uncertainty related to government actions resulted in increased volatility for much of 2013. Until the FOMC met on September 18, 2013, this increased volatility was caused by the uncertainty over whether the FRB would taper its large scale asset purchases (also known as quantitative easing) prior to the end of 2013. For the remainder of the third quarter, attention turned to the political debates in Washington around budget negotiations and an expansion of the debt ceiling limit. On October 17, 2013, the federal government enacted legislation that increased the debt ceiling and passed a continuing resolution that authorized discretionary spending only through January 15, 2014. Subsequently, Congress approved a bill that would suspend the federal debt limit through 2015. The continued uncertainty resulting from the temporary nature of this legislation, along with the slow recovery from the financial crisis, could have widespread effects across the economy, including unfavorable consequences for our business, including reductions in our mission assets and lower profitability.

On January 29, 2014, the FOMC reported that growth in economic activity picked up in recent quarters. Labor market indicators were mixed but on balance showed further improvement. Household spending and business fixed investment advanced more quickly in recent months, while recovery in the housing sector slowed somewhat. Fiscal policy is restraining economic growth, although the extent of restraint is diminishing.

The FOMC maintained the target range of the federal funds rate at 0.00-0.25% for the year ended December 31, 2013, which led to short-term interest rates remaining anchored for 2013. In January 2014, the FOMC indicated that it will continue to maintain the target range for the federal funds rate at 0.00-0.25%, as it continues to anticipate that a highly accommodative stance of monetary policy will remain appropriate for a considerable time after the asset purchase program ends and the economic recovery strengthens. The FOMC reaffirmed its expectation that the current exceptionally low levels of the federal funds rate will be appropriate at least as long as the unemployment rate remains above 6.5%, inflation between one and two years ahead is projected to be no more than a half percentage point above the FOMC's longer run goal of 2%, and longer-term inflation expectations continue to be well anchored. In determining how long to maintain a highly accommodative stance of monetary policy, the FOMC will also consider other information, including additional measures of labor market conditions, indicators of inflation pressures and inflation expectations, and readings on financial developments. The FOMC continues to anticipate, based on its assessment of these factors, that it likely will be appropriate to maintain the current target range for the federal funds rate well past the time that the unemployment rate declines below 6.5%, especially if projected inflation continues to run below the FOMC's 2% longer-run goal. When the FOMC decides to begin to remove policy accommodation, it will take a balanced approach consistent with its longer-run goals of maximum employment and inflation of 2%. Although not possible to predict, we believe that the continued abnormally low rates in the near-term could cause more interest rate volatility in the future than would normally be anticipated.

The Bureau of Labor Statistics reported that Michigan's preliminary unemployment rate was 8.4% for December 2013, while Indiana's preliminary rate was 6.9%, compared to the national rate of 6.7%. According to information provided by LPS Applied Analytics for November, Indiana had a non-current mortgage rate (loans past due 30 days or more) of 10.5%, and Michigan had a non-current mortgage rate of 7.5%, compared to the national rate of 8.9%.

In its November 2013 forecast, the Center for Econometric Research at Indiana University predicts an improvement in Indiana employment and personal income growth in 2014 through 2016 after experiencing sluggish employment and personal income growth for 2013. The November 2013 forecast published by the Research Seminar in Quantitative Economics at the University of Michigan predicts continued solid job growth in Michigan through 2015.

According to a report issued by Moody's on November 12, 2013, after a sustained period of turbulence in economic and financial markets, the global economy now looks set for a period of somewhat greater stability over the coming two years. Going forward, Moody's considers three particular risks to the global economic outlook to be: (i) a disorderly exit from monetary stimulus measures, particularly in the United States, (ii) a flare-up of the European area debt crisis, perhaps triggered by a lack of progress in shoring up the banking sector and implementing institutional reforms, and (iii) a shock to global asset markets or the United States economy arising from continued political gridlock.

The Capital Markets. The Office of Finance, our fiscal agent, issues debt in the global capital markets on behalf of the FHLBanks in the form of Consolidated Obligations, which include CO Bonds and Discount Notes. Our funding operations are dependent on the issuance of debt, which is affected by events in the capital markets.

Although the capital markets continued to experience volatility in 2013 due to uncertainty caused by conditions in the United States economy and the continuing slow recovery from the Eurozone recession, according to the November 12, 2013 report issued by Moody's, the global economy may now be past the worst of the fallout from the financial crisis and associated recession. Moody's states that there have been indications of a gradual strengthening in Eurozone economic conditions consistent with a return to normal growth rates.

On June 10, 2013, S&P affirmed the AA+ long-term senior debt rating of the FHLBank System and revised its outlook on our Consolidated Obligations from negative to stable. S&P also affirmed the A-1+ short-term debt ratings of the FHLBank System. The outlook on the FHLBank System was revised to stable, reflecting the stable outlook of the United States government. In the application of S&P's Government Related Entities criteria, the ratings of the FHLBank System are constrained by the long-term sovereign rating of AA+ of the United States government. On July 18, 2013, Moody's affirmed the Aaa long-term senior debt rating of the FHLBank System and revised its outlook on our Consolidated Obligations from negative to stable. Moody's also affirmed the Prime-1 short-term debt ratings of the FHLBank System. The outlook on the FHLBank System was revised to stable as a result of the update of the outlook on the United States government to stable. On October 15, 2013, Fitch placed the United States AAA long-term foreign and local currency issuer default ratings on rating watch negative, along with the ratings of all outstanding United States sovereign debt securities and the United States short-term foreign currency rating of F1+. Fitch announced that it expects to resolve the rating watch negative by the end of the first quarter of 2014, depending on the resolution of the 2014 budget discussions and further debt ceiling developments. Fitch plans to conduct a review, which will focus on the projections for the United States' public finances and Fitch's assessment of the impact of the debt ceiling crisis on the United States' creditworthiness.

In January 2014, the FOMC stated that, due to the extent of federal fiscal retrenchment since the inception of its current asset purchase program and the improvement in economic activity and labor market conditions, it had decided to modestly reduce its purchases of agency MBS from $40 billion per month to $35 billion per month and its longer-term United States Treasury securities from $45 billion per month to $40 billion per month. Beginning in February, the FOMC decided to further reduce its purchases of agency MBS to $30 billion per month and its longer-term United States Treasury securities to $35 billion per month. The FOMC will maintain its existing policy of reinvesting principal payments from its holdings of both agency debt and agency MBS in agency MBS and of rolling over maturing United States Treasury securities at auction. The FOMC anticipates that its sizable and still-increasing holdings of longer-term securities should maintain downward pressure on longer-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative, which in turn should promote a stronger economic recovery and help to ensure that inflation, over time, is at the rate most consistent with its dual mandate of maximum employment and stable prices.

Impact on Operating Results. Our overall operating results are dependent on the economic environment and, in particular, our members' demand for wholesale funding and their sales of mortgage loans to us. As part of their overall business strategy, our depository members typically use wholesale funding, in the form of Advances, along with other sources of funding, such as retail deposits, as a source of liquidity and to fund residential mortgage loans in their portfolio. Periods of economic growth have led to significant use of wholesale funds by our depository members because they often fund expansion by using wholesale borrowing. Conversely, slow economic growth has tended to decrease our depository members' wholesale borrowing activity.

Our insurance company members have different business models and are subject to different regulations; therefore, their demand for Advances is not always correlated with that of our depository members. Our insurance company members tend to use Advances as a source of liquidity, for asset/liability management or other business purposes.

Member demand for Advances and the level of sales of mortgage loans under the MPP and MPF Program are also influenced by the steepness of the yield curve, as well as the availability and cost of other sources of wholesale or government funding. Advances to insurance company members, an increasing part of our membership, increased during 2013. However, Advances to depository members were lower due to repayments and decreased demand related to various economic factors such as growth in our members' deposits and low loan demand at our members' institutions. The UPB of our MPP loans decreased slightly in 2013 as repayments of outstanding MPP mortgage loans exceeded the purchases of new MPP Advantage mortgage loans. The UPB of Mortgage Loans Held for Portfolio increased slightly due to purchases of participation interests from the FHLBank of Topeka under the MPF Program. However, in January 2014, the FHLBank of Topeka notified us that it will no longer offer us the option to participate in new MPF MCCs. We will continue to acquire participation interests in MPF loans under our existing MPF MCCs, but we expect those to be fulfilled in 2014.

Changes in short-term interest rates affect our interest income and interest expense because a considerable portion of our assets and liabilities are either directly or indirectly tied to short-term interest rates such as the federal funds or three-month LIBOR rates. The level of market interest rates influences the yield on our earning assets, our cost of funds, and mortgage prepayment speeds. These factors drive our spreads, interest margins, and earnings. Since our assets and liabilities do not reprice immediately, there tends to be a lag between changes in market rates and changes to our spreads and margins. Other factors that may influence our margins or earnings include demand for our products, operating expenses and valuation of investment securities and derivatives. See Results of Operations and Changes in Financial Condition herein for a detailed discussion of these factors.

Results of Operations and Changes in Financial Condition

Net Income for the Years Ended December 31, 2013 and 2012. The following table presents the comparative highlights of our results of operations ($ amounts in millions):

	Years Ended December 31,
Comparative Highlights	2013	2012	$ Change	% Change
Net Interest Income	$238	$242	$(4)	(2%)
Provision for (Reversal of) Credit Losses	(4)	8	(12)	(151%)
Net Interest Income After Provision for Credit Losses	242	234	8	3%
Other Income (Loss)	69	(13)	82	631%
Other Expenses	68	60	8	14%
Income Before Assessments	243	161	82	51%
Affordable Housing Program Assessments	25	18	7	42%
Net Income	218	143	75	52%
Total Other Comprehensive Income (Loss)	32	104	(72)	(69%)
Total Comprehensive Income	$250	$247	$3	1%

The increase in Net Income for the year ended December 31, 2013 compared to 2012 was primarily due to higher Other Income that mainly resulted from litigation settlements related to certain of our private-label RMBS, unrealized gains on derivatives and hedging activities and net realized gains on the sale of private-label RMBS.

The decrease in Total Other Comprehensive Income (Loss) for the year ended December 31, 2013 compared to 2012 was primarily due to lower increases in the estimated fair value of AFS securities.

Net Income for the Years Ended December 31, 2012 and 2011. The following table presents the comparative highlights of our results of operations ($ amounts in millions):

	Years Ended December 31,
Comparative Highlights	2012	2011	$ Change	% Change
Net Interest Income	$242	$231	$11	5%
Provision for (Reversal of) Credit Losses	8	5	3	67%
Net Interest Income After Provision for Credit Losses	234	226	8	3%
Other Income (Loss)	(13)	(33)	20	60%
Other Expenses	60	58	2	2%
Income Before Assessments	161	135	26	19%
Total Assessments	18	25	(7)	(29%)
Net Income	143	110	33	30%
Total Other Comprehensive Income (Loss)	104	(23)	127	544%
Total Comprehensive Income	$247	$87	$160	184%

The increase in Net Income for the year ended December 31, 2012 compared to 2011 was primarily due to lower OTTI credit losses on our private-label RMBS, higher Net Interest Income and a decrease in Total Assessments as a result of satisfying our obligation to REFCORP as of June 30, 2011.

The increase in Total Other Comprehensive Income (Loss) for the year ended December 31, 2012 compared to the same period in 2011 was primarily due to the increases in the estimated fair value of AFS securities.

Changes in Financial Condition for the Year Ended December 31, 2013. The following table presents the changes in financial condition ($ amounts in millions):

Condensed Statements of Condition	December 31, 2013	December 31, 2012	$ Change	% Change
Advances	$17,337	$18,130	$(793)	(4%)
Mortgage Loans Held for Portfolio, net	6,190	6,001	189	3%
Investments (1)	10,780	16,845	(6,065)	(36%)
Other Assets (2)	3,479	252	3,227	1,283%
Total Assets	$37,786	$41,228	$(3,442)	(8%)

Consolidated Obligations	$34,019	$36,332	$(2,313)	(6%)
MRCS	17	451	(434)	(96%)
Other Liabilities	1,366	2,229	(863)	(39%)
Total Liabilities	35,402	39,012	(3,610)	(9%)
Capital Stock, Class B Putable	1,610	1,634	(24)	(1%)
Retained Earnings	752	592	160	27%
AOCI	22	(10)	32	316%
Total Capital	2,384	2,216	168	8%
Total Liabilities and Capital	$37,786	$41,228	$(3,442)	(8%)

Total Regulatory Capital (3)	$2,379	$2,677	$(298)	(11%)

(1)	Includes HTM Securities, AFS Securities, Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, and Federal Funds Sold

(2)	Includes Cash and Due From Banks of $3.3 billion and $105.5 million at December 31, 2013 and 2012, respectively

(3)	Total Capital less AOCI plus MRCS

The decrease in Total Assets at December 31, 2013 compared to December 31, 2012 was primarily due to a decrease in Investments, partially offset by an increase in cash. The net decrease in Investments was mainly due to a managed reduction in short-term investments, which were maintained at a higher level at December 31, 2012 due to the economic and political uncertainty at that time, and a lack of short-term investments that met our minimum return thresholds at December 31, 2013. The net decrease in Consolidated Obligations was attributable to our lower funding needs.

The increase in Total Capital consisted largely of a net increase in Retained Earnings as well as a favorable change in AOCI, partially offset by a net decrease in Capital Stock.

The decrease in Total Regulatory Capital of $297.9 million or 11% for the year ended December 31, 2013 consisted of repurchases of excess stock (classified as Capital Stock and MRCS) totaling $583.6 million, partially offset by proceeds from the sale of Capital Stock, net of redemptions of MRCS, of $125.3 million and a net increase in Retained Earnings of $160.4 million.

Outlook

Although we anticipate a decrease in earnings in 2014 due to unusually high levels of Other Income in 2013 that are not expected to recur, we currently believe that our financial performance for the near term will continue to generate reasonable, risk-adjusted returns for member shareholders across a wide range of business, financial, and economic environments.

Events in the capital and housing markets in the last several years have created opportunities for us to generate spreads well above historical levels on certain types of transactions. The frequency and level of higher-spread investment opportunities diminished during 2013, despite low costs for our Consolidated Obligations. The FOMC's decision to continue its policy accommodation by purchasing agency MBS has affected the spreads on agency MBS resulting in fewer favorable opportunities to purchase these securities. Going forward, we expect Net Interest Income to decline and the spreads on our assets to revert to historical levels.

Our Advances have been affected by high deposits and low loan demand at our depository members, competitive pressures from alternative sources of wholesale funds available to our membership, industry capital allocations, and consolidation in the financial services industry. Although total Advances decreased during 2013, Advances to our insurance company members increased. We believe that Advances outstanding to our insurance company members and the relative percentage of their Advances to the total could continue to increase as most of the total assets owned by institutions eligible for membership in our district are owned by insurance companies. We do not expect a significant change in our total Advance balance during 2014.

Mortgage Loans Held for Portfolio increased slightly due to acquisitions of MPP Advantage loans and participation interests from the FHLBank of Topeka under the MPF Program in 2013. We expect our future mortgage loan originations to follow the course of the industry. In general, the volume of mortgage loans purchased is affected by several factors, including interest rates, competition, the general level of housing activity in the United States, the level of refinancing activity and consumer product preferences. In addition, future growth in the Mortgage Loans Held for Portfolio balance and earnings could be adversely impacted by the FHLBank of Topeka's decision to no longer offer us the option to participate in new MPF MCCs, the FOMC's decision to purchase additional agency MBS, the limited number of large sellers in our district, and a possible constraint on mortgage loan assets in connection with meeting a mission asset target for Advances.

We monitor the credit quality of our investments; however, elevated credit risk related to our private-label RMBS and ABS resulted in OTTI charges for 2011 and 2012. If delinquency or loss rates on mortgages increase or there is a decline in residential real estate values, we could experience additional OTTI charges. See Risk Management - Credit Risk Management - Investments - OTTI Evaluation Process herein for more information.

The cost of our Consolidated Obligations in the future will depend on several factors, including the direction and level of market interest rates, competition from other issuers of agency debt, changes in the investment preferences of potential buyers of agency debt securities, global demand, pricing in the interest-rate swap market, and other technical market factors.

We do not currently anticipate any major changes in the composition of our Statement of Condition that would significantly increase earnings sensitivity to changes in the market environment. In addition to having embedded prepayment options and basis risk exposure, which increase both our market risk and earnings volatility, the amortization of purchased premiums on mortgage assets could also result in greater volatility.

In the future, we will continue to engage in various hedging strategies and use derivatives to assist in mitigating the volatility of earnings and the market value of equity that arises from the maturity structure of our financial assets and liabilities. Although derivatives are used to mitigate market risk, derivatives introduce the potential for short-term earnings volatility. On December 31, 2012, we began using the OIS curve instead of the LIBOR rate curve to estimate the fair values of collateralized interest-rate related derivatives as a result of market participants moving to the OIS curve for collateralized interest rate swaps. This change has resulted in increased earnings volatility during 2013 since the hedged items are still valued using the LIBOR rate curve, and we are still using LIBOR-based derivatives. As a result, we expect the increased earnings volatility to continue.

Operating expenses are expected to increase in 2014 due to initiatives to enhance our member service capabilities, operating systems and risk management, as well as higher compliance-related expenses.

Future dividends will be determined based on income earned each quarter, our retained earnings policy, the JCE Agreement and regulatory and capital management considerations. The benefit a cooperative enterprise enjoys is having an integrated customer/shareholder base; however, there are certain tensions inherent in our circumstances that are unusual and unique to the FHLBanks. Because only member institutions (and certain former members) can own shares of our capital stock and, by statute and regulation, stock can be issued and repurchased only at par, there is no opportunity for stock price appreciation and no open market for our stock. As a result, return on equity can be received only in the form of dividends. Because membership is entirely voluntary, it is possible for an institution to withdraw its membership from our Bank. However, because redemption of stock can occur only at par, the inability of individual members to capture directly a share of our retained earnings only further supports our incentive to maintain a higher dividend payout ratio. Generally, the board has discretion to declare or not declare dividends and to determine the rate of any dividend declared.

Analysis of Results of Operations for the Years Ended December 31, 2013, 2012 and 2011

Net Interest Income. Net Interest Income, which is primarily the interest earned on Advances, Mortgage Loans Held for Portfolio, short-term investments, and investment securities less the interest paid on Consolidated Obligations and Interest-Bearing Deposits, is our primary source of earnings.

The decrease in Net Interest Income for the year ended December 31, 2013 compared to 2012 was primarily due to a decrease in net interest income on Advances and investment securities, primarily due to narrower spreads and a decrease in investments.

This decrease was partially offset by:

•	a decrease in interest expense on MRCS, primarily due to repurchases of excess stock during 2013;

•	an increase in net interest income on Mortgage Loans Held for Portfolio due to higher average balances and wider spreads;

•	lower average balances of CO Bonds; and

•	an increase in prepayment fees on Advances.

The increase in Net Interest Income for the year ended December 31, 2012 compared to 2011 was primarily due to:

•	an increase in net interest income on Advances, primarily due to lower funding costs and higher average balances, partially offset by lower prepayment fees; and

•	lower average balances of Consolidated Obligations.

These increases were partially offset by:

•	a decrease in net interest income from investment securities due to lower average balances and narrower spreads; and

•	a decrease in net interest income on Mortgage Loans Held for Portfolio due to lower average balances and narrower spreads.

Provision for (Reversal of) Credit Losses. The decrease in the Provision for (Reversal of) Credit Losses for the year ended December 31, 2013 compared to 2012 was primarily due to a reversal of a portion of the Provision for Credit Losses on Mortgage Loans Held for Portfolio, which was primarily the result of an improvement in the underlying weighted-average collateral recovery rate, a significant reduction in the number of mortgage loans that are seriously past due and a decrease in the portion of the allowance for unrecoverable amounts from PMI and SMI providers.

The increase in the Provision for (Reversal of) Credit Losses for the year ended December 31, 2012 compared to 2011 was primarily due to a decrease in the estimated amounts recoverable from PMI and SMI providers.

The following tables present average balances (calculated daily), interest income and expense, and average yields of our major categories of interest-earning assets and the sources funding those interest-earning assets ($ amounts in millions):

	Years Ended December 31,
	2013			2012			2011
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
Assets:
Federal Funds Sold and Securities Purchased Under Agreements to Resell	$3,603	$3	0.09%	$4,059	$6	0.16%	$5,710	$7	0.13%
Investment securities (1)	11,041	170	1.54%	11,584	203	1.75%	11,828	227	1.92%
Advances (2)	18,557	146	0.78%	18,644	175	0.94%	18,069	169	0.93%
Mortgage Loans Held for Portfolio (2)	6,144	246	4.01%	5,867	258	4.40%	6,304	300	4.75%
Other Assets (interest-earning) (3)	513	2	0.41%	741	3	0.33%	343	—	0.11%
Total interest-earning assets	39,858	567	1.42%	40,895	645	1.58%	42,254	703	1.66%
Other Assets (4)	246			293			313
Total Assets	$40,104			$41,188			$42,567

Liabilities and Capital:
Interest-Bearing Deposits	$880	$—	0.01%	$922	$—	0.01%	$1,032	$—	0.02%
Discount Notes	8,041	8	0.10%	7,670	8	0.10%	7,980	8	0.10%
CO Bonds (2)	27,083	314	1.16%	28,837	380	1.32%	29,917	449	1.50%
MRCS	219	7	3.45%	452	15	3.33%	556	15	2.60%
Other borrowings	1	—	0.08%	—	—	—%	—	—	—%
Total interest-bearing liabilities	36,224	329	0.91%	37,881	403	1.06%	39,485	472	1.19%
Other Liabilities	1,559			1,228			1,126
Total Capital	2,321			2,079			1,956
Total Liabilities and Capital	$40,104			$41,188			$42,567

Net Interest Income		$238			$242			$231

Net spread on interest-earning assets less interest-bearing liabilities			0.51%			0.52%			0.47%

Net interest margin (5)			0.60%			0.59%			0.55%

Average interest-earning assets to interest-bearing liabilities	1.10			1.08			1.07

(1)
Investment securities consist of AFS securities and HTM securities. The average balances of Investment securities are reflected at amortized cost; therefore, the resulting yields do not reflect changes in the estimated fair value of AFS securities that are reflected as a component of OCI, nor do they include the effect of OTTI-related non-credit losses. Interest income/expense includes the effect of associated derivative transactions.

(2)
Interest income/expense and average yield include all other components of interest, including the impact of net interest payments or receipts on derivatives, amortization of hedge accounting adjustments, and prepayment fees on Advances.

(3)
Other Assets (interest-earning) consists of Interest-Bearing Deposits, loans to other FHLBanks (if applicable), and grantor trust assets that are carried at estimated fair value. The amounts include the rights or obligations to cash collateral, which are included in the estimated fair value of derivative assets or derivative liabilities on the Statements of Condition.

(4)	For purposes of the table, Other Assets includes changes in the estimated fair value of AFS securities and the effect of OTTI-related non-credit losses on AFS and HTM securities.

(5)	Net interest margin is Net Interest Income expressed as a percentage of the average balance of interest-earning assets.

Changes in both volume and interest rates determine changes in Net Interest Income and net interest margin. The following table presents changes in Interest Income and Interest Expense by volume and rate ($ amounts in millions):

	Years Ended December 31,
	2013 vs. 2012			2012 vs. 2011
Components	Volume	Rate	Total	Volume	Rate	Total
Increase (Decrease) in Interest Income:
Federal Funds Sold and Securities Purchased Under Agreements to Resell	$(1)	$(2)	$(3)	$(2)	$1	$(1)
Investment securities	(4)	(29)	(33)	6	(30)	(24)
Advances	(1)	(28)	(29)	6	—	6
Mortgage Loans Held for Portfolio	12	(24)	(12)	(20)	(22)	(42)
Other Assets (interest earning)	(1)	—	(1)	1	2	3
Total	5	(83)	(78)	(9)	(49)	(58)
Increase (Decrease) in Interest Expense:
Interest-Bearing Deposits	—	—	—	—	—	—
Discount Notes	—	—	—	—	—	—
CO Bonds	(22)	(44)	(66)	(16)	(53)	(69)
MRCS	(8)	—	(8)	(3)	3	—
Other borrowings	—	—	—	—	—	—
Total	(30)	(44)	(74)	(19)	(50)	(69)
Increase (Decrease) in Net Interest Income	$35	$(39)	$(4)	$10	$1	$11

Changes in Interest Income and Interest Expense that are not identifiable as either volume-related or rate-related, but are attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the volume and rate changes.

Other Income (Loss). The following table presents the components of Other Income (Loss) ($ amounts in millions):

	Years Ended December 31,
Components	2013	2012	2011
Total OTTI losses	$—	$—	$(6)
Non-Credit Portion Reclassified to (from) Other Comprehensive Income (Loss)	(2)	(4)	(21)
Net OTTI credit losses	(2)	(4)	(27)
Net Realized Gains from Sale of Available-for-Sale Securities	17	—	4
Net Gains (Losses) on Derivatives and Hedging Activities	17	(12)	(13)
Other	37	3	3
Total Other Income (Loss)	$69	$(13)	$(33)

The favorable change in Other Income (Loss) for the year ended December 31, 2013 compared to 2012 was primarily due to litigation settlements related to certain of our private-label RMBS that are classified in Other, unrealized gains on derivatives and hedging activities and Net Realized Gains from Sale of Available-for-Sale Securities.

The favorable change in Other Income (Loss) for the year ended December 31, 2012 compared to 2011 was primarily due to lower OTTI credit losses on certain private-label RMBS, partially offset by Net Realized Gains from Sale of Available-for-Sale Securities for the year ended December 31, 2011.

Results of OTTI Evaluation Process. As described in detail in Notes to Financial Statements - Note 6 - Other-Than-Temporary Impairment, OTTI losses recorded on private-label RMBS are derived from projections of the future cash flows of the individual securities. These projections are based on a number of assumptions and expectations, which are updated on a quarterly basis. The credit losses for the years ended December 31, 2013, 2012, and 2011 were lower compared to the prior years due to the relative improvement in the projected performance of the underlying collateral and the changes in portfolio composition.

Net Realized Gains from Sale of Available-for-Sale Securities. On April 4, 2013, we sold six AFS securities due to improved market conditions and the opportunity to reduce the overall risk level in our portfolio.

Net Gains (Losses) on Derivatives and Hedging Activities. As shown in the following table, our Net Interest Income is affected by the inclusion or exclusion of the net interest income and/or expense associated with derivatives. For example, if a derivative qualifies for fair-value hedge accounting, the net interest income/expense associated with the derivative is included in Net Interest Income. If a derivative does not qualify for fair-value hedge accounting (economic hedges) or if we have not designated it in such a qualifying hedge relationship, the net interest income/expense associated with the derivative is recorded in Net Gains (Losses) in Derivatives and Hedging Activities in Other Income (Loss).

Due to volatility in the overall interest rate environment, our Net Gains (Losses) on Derivatives and Hedging Activities fluctuate as we hedge our asset or liability risk exposures. In general, we hold derivatives and associated hedged items to the maturity, call, or put date. Therefore, due to timing, nearly all of the cumulative net gains and losses for these financial instruments will generally reverse over the remaining contractual terms of the hedged item. See Notes to Financial Statements - Note 11 - Derivatives and Hedging Activities for more information.

In the first quarter of 2013, we discontinued hedge accounting for 18 derivatives hedging Advances and CO Bonds, substantially due to hedge ineffectiveness resulting from the use of the OIS curve to determine the estimated fair value of our derivatives as of December 31, 2012. We discontinued hedge accounting on 5 additional derivatives hedging Advances and CO Bonds during the next 9 months. As a result, net interest expense of $1.7 million for 23 derivatives with a total notional amount of $2.6 billion for the year ended December 31, 2013 was recorded in Other Income (Loss) instead of Net Interest Income. We continue to carry these derivatives at their estimated fair values and recognize the net interest settlements and changes in the estimated fair value in Other Income (Loss) with no offsetting estimated fair value adjustments for the hedged items. The change in estimated fair value of these derivatives for the year ended December 31, 2013 was a gain of $5.3 million. In addition, when hedge accounting is discontinued, we cease adjusting the hedged item's basis for changes in estimated fair value and begin amortizing/accreting the frozen basis adjustment such that the yield on the instrument remains constant (or level). This amortization/accretion is included in Net Interest Income. As a result, the related amortization of the frozen basis adjustments for these discontinued hedges decreased Net Interest Income by $5.1 million for the year ended December 31, 2013. The overall impact of the discontinuance of hedge accounting on Net Income for the year ended December 31, 2013 was favorable but not significant.

The tables below present the net effect of derivatives on Net Interest Income and Other Income (Loss), within the line Net Gains (Losses) on Derivatives and Hedging Activities, by type of hedge and hedged item ($ amounts in millions):

Year Ended December 31, 2013	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net Interest Income:
Amortization/accretion of hedging activities in net interest income (1)	$(7)	$11	$—	$3	$7
Net interest settlements included in net interest income (2)	(204)	(97)	—	83	(218)
Total Net Interest Income	(211)	(86)	—	86	(211)
Net Gains (Losses) on Derivatives and Hedging Activities:
Gains (losses) on fair-value hedges	(2)	—	—	14	12
Gains (losses) on derivatives not qualifying for hedge accounting	1	—	1	3	5
Net Gains (Losses) on Derivatives and Hedging Activities	(1)	—	1	17	17
Total net effect of derivatives and hedging activities	$(212)	$(86)	$1	$103	$(194)

Year Ended December 31, 2012
Net Interest Income:
Amortization/accretion of hedging activities in net interest income (1)	$—	$13	$—	$2	$15
Net interest settlements included in net interest income (2)	(236)	(90)	—	58	(268)
Total Net Interest Income	(236)	(77)	—	60	(253)
Net Gains (Losses) on Derivatives and Hedging Activities:
Gains (losses) on fair-value hedges	(3)	1	—	(5)	(7)
Gains (losses) on derivatives not qualifying for hedge accounting	—	(1)	(4)	—	(5)
Net Gains (Losses) on Derivatives and Hedging Activities	(3)	—	(4)	(5)	(12)
Total net effect of derivatives and hedging activities	$(239)	$(77)	$(4)	$55	$(265)

Year Ended December 31, 2011
Net Interest Income:
Amortization/accretion of hedging activities in net interest income (1)	$—	$13	$(4)	$3	$12
Net interest settlements included in net interest income (2)	(302)	(84)	—	108	(278)
Total Net Interest Income	(302)	(71)	(4)	111	(266)
Net Gains (Losses) on Derivatives and Hedging Activities:
Gains (losses) on fair-value hedges	(7)	—	—	(1)	(8)
Gains (losses) on derivatives not qualifying for hedge accounting	—	(3)	(2)	—	(5)
Net Gains (Losses) on Derivatives and Hedging Activities	(7)	(3)	(2)	(1)	(13)
Total net effect of derivatives and hedging activities	$(309)	$(74)	$(6)	$110	$(279)

(1)	Represents the amortization/accretion of hedging estimated fair value adjustments for both current and discontinued hedge positions.

(2)	Represents interest income/expense on derivatives included in Net Interest Income.

Other. The increase in Other was primarily due to litigation settlements that totaled $34.2 million, net of legal fees and litigation expenses, related to certain of our private-label RMBS. In 2010, we filed a lawsuit relating to private-label RMBS we purchased, asserting claims against several entities for negligent misrepresentation and violations of state and federal securities law occurring in connection with the sale of these private-label RMBS. In November and December 2013, we executed confidential settlement agreements with certain defendants in this litigation, pursuant to which we have dismissed pending claims against, and provided legal releases to, certain parties with respect to certain private-label RMBS at issue in the litigation, in consideration of our receipt of cash payments from the defendants. See Notes to Financial Statements - Note 21 - Commitments and Contingencies and Item 3. Legal Proceedings for additional information.

Other Expenses. The following table presents the components of Other Expenses ($ amounts in millions):

	Years Ended December 31,
Components	2013	2012	2011
Compensation and Benefits	$43	$36	$36
Other Operating Expenses	18	17	15
Finance Agency and Office of Finance Expenses	6	6	6
Other	1	1	1
Total Other Expenses	$68	$60	$58

The increase in Total Other Expenses for the year ended December 31, 2013 compared to 2012 was primarily due to the acceleration of $5.1 million of amortization of previously unrecognized pension benefits from AOCI into Compensation and Benefits expense due to the retirement of our former President - CEO effective July 1, 2013. Mr. Miller received a lump sum distribution from our SERP totaling $10.3 million on July 12, 2013. We estimate that if any one of the remaining participants in our SERP were to terminate service, the acceleration of amortization of previously unrecognized pension benefits for that participant would not have a material impact on our financial results.

The increase in Total Other Expenses for the year ended December 31, 2012 compared to 2011 was primarily due to higher Other Operating Expenses, which were mainly attributable to increases in professional fees to support various information technology initiatives and legislative and regulatory developments.

Total Assessments.

AHP. The FHLBanks are required to set aside annually, in the aggregate, the greater of $100 million or 10% of their net earnings to fund the AHP. For purposes of the AHP calculation, net earnings is defined as income before assessments, plus interest expense related to MRCS, less the assessment for REFCORP, if applicable. Each FHLBank's required annual AHP contribution is limited to its annual net earnings. For the years ended December 31, 2013, 2012 and 2011, our AHP expense was $25.1 million, $17.6 million and $13.8 million, respectively. Our AHP expense fluctuates in accordance with our net earnings.

If we experienced a net loss during a quarter but still had net earnings for the year, our obligation to the AHP would be calculated based on our year-to-date net earnings. If we experienced a net loss for a full year, we would have no obligation to the AHP for the year, since our required annual contribution is limited to annual net earnings.

If the aggregate 10% calculation described above was less than $100 million for all 12 FHLBanks, each FHLBank would be required to contribute an additional pro rata amount. The proration would be made on the basis of net earnings of each FHLBank in relation to the net earnings of all FHLBanks for the previous year, subject to the annual earnings limitation discussed above. There was no shortfall in 2013, 2012 or 2011.

If we determine that our required AHP contributions are adversely affecting our financial stability, we may apply to the Finance Agency for a temporary suspension of our contributions. We did not make such an application in 2013, 2012 or 2011.

REFCORP. As a result of the satisfaction of our REFCORP obligation as of June 30, 2011, we did not have any REFCORP expense for the years ended December 31, 2013 and 2012. For the year ended December 31, 2011, our REFCORP expense was $10.9 million.

Office of Finance Expenses. The FHLBanks fund the costs of the Office of Finance as a joint office that facilitates issuing and servicing Consolidated Obligations, preparation of the FHLBanks' combined quarterly and annual financial reports, and certain other functions. For the years ended December 31, 2013, 2012 and 2011, our assessments to fund the Office of Finance totaled $2.8 million, $2.5 million and $2.7 million, respectively.

Finance Agency Expenses. The FHLBanks are assessed a portion of the operating costs of our regulator, the Finance Agency. We have no direct control over these costs. For the years ended December 31, 2013, 2012 and 2011, our Finance Agency assessments totaled $2.7 million, $3.5 million and $3.7 million, respectively.

Total Other Comprehensive Income. Total Other Comprehensive Income (Loss) for the years ended 2013, 2012 and 2011 was $31.8 million, $103.5 million and $(23.3) million, respectively. Total Other Comprehensive Income for the year ended December 31, 2013 consisted primarily of increases in the estimated fair values of OTTI AFS securities, partially offset by the reclassification of Net Realized Gains from Sale to Other Income (Loss). Total Other Comprehensive Income for the year ended December 31, 2012 consisted primarily of increases in the estimated fair values of OTTI AFS securities. Total Other Comprehensive Loss for the year ended December 31, 2011 consisted primarily of decreases in the estimated fair value of OTTI AFS securities, substantially offset by the reclassification of the non-credit portion of OTTI losses on AFS securities to Other Income (Loss) and unrealized gains on AFS securities.

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

The following table presents our financial performance for the Traditional business segment ($ amounts in millions):

	Years Ended December 31,
Traditional Business Segment	2013	2012	2011
Net Interest Income	$159	$166	$140
Provision for (Reversal of) Credit Losses	—	—	—
Other Income (Loss)	69	(9)	(30)
Other Expenses	62	54	53
Income Before Assessments	166	103	57
Total Assessments	17	12	9
Net Income	$149	$91	$48

The increase in Net Income for the Traditional segment for the year ended December 31, 2013 compared to 2012 was primarily due to a favorable change in Other Income (Loss) that substantially resulted from litigation settlements related to certain of our private-label RMBS, net unrealized gains on derivatives and hedging activities and net realized gains from the sale of AFS securities. The favorable change in Other Income (Loss) was partially offset by a decrease in Net Interest Income, primarily resulting from narrower spreads, partially offset by higher prepayment fees on Advances, and an increase in Other Expenses, primarily resulting from accelerated amortization of previously unrecognized pension benefits.

The increase in Net Income for the Traditional segment for the year ended December 31, 2012 compared to 2011 was mainly due to an increase in Net Interest Income, primarily resulting from lower funding costs, and a favorable change in Other Income (Loss) that substantially resulted from lower OTTI credit losses on certain private-label RMBS.

The Mortgage Loans business segment includes (i) mortgage loans purchased from our members through our MPP and (ii) participation interests purchased from the FHLBank of Topeka in mortgage loans originated by its members under the MPF Program.

The following table presents our financial performance for this business segment ($ amounts in millions):

	Years Ended December 31,
Mortgage Loans Business Segment	2013	2012	2011
Net Interest Income	$79	$76	$91
Provision for (Reversal of) Credit Losses	(4)	8	5
Other Income (Loss)	—	(4)	(3)
Other Expenses	6	6	5
Income Before Assessments	77	58	78
Total Assessments	8	6	16
Net Income	$69	$52	$62

The increase in Net Income for the Mortgage Loans segment for the year ended December 31, 2013 compared to 2012 was mainly due to the reversal of a portion of the Provision for Credit Losses, which was primarily the result of an improvement in the underlying weighted-average collateral recovery rate, a significant reduction in the number of mortgage loans that are seriously past due and a decrease in the portion of the allowance for unrecoverable amounts from PMI and SMI providers.

The decrease in Net Income for the Mortgage Loans segment for the year ended December 31, 2012 compared to 2011 was mainly due to a decrease in Net Interest Income resulting primarily from the lower average balance of MPP loans, due to repayments of outstanding original MPP and MPP Advantage mortgage loans exceeding the purchases of new mortgage loans under MPP Advantage and participation interests from the FHLBank of Topeka under the MPF program, and narrower spreads. The decrease in Income Before Assessments was partially offset by lower Total Assessments, which were directly attributable to the satisfaction of our obligation to REFCORP in June 2011.

Analysis of Financial Condition

Total Assets. The table below presents the carrying value of our major asset categories as a percentage of Total Assets ($ amounts in millions).

	December 31, 2013		December 31, 2012
Major Asset Categories	Carrying Value	% of Total	Carrying Value	% of Total
Advances	$17,337	46%	$18,130	44%
Mortgage Loans Held for Portfolio, net	6,190	16%	6,001	15%
Federal Funds Sold and Securities Purchased Under Agreements to Resell	—	—%	5,360	13%
Cash and Due from Banks	3,319	9%	105	—%
Investment Securities (1)	10,779	29%	11,485	27%
Other Assets (2)	161	—%	147	1%
Total Assets	$37,786	100%	$41,228	100%

(1)    Includes AFS and HTM securities.

(2)
Includes Interest-Bearing Deposits, Accrued Interest Receivable, Premises, Software and Equipment, Derivative Assets and Other Assets. Premises, Software and Equipment includes capitalized assets in progress of $20.4 million at December 31, 2013, which are substantially due to our enterprise-wide initiative to replace our core banking system. This balance includes capitalized costs of $13.1 million of external consulting, $4.2 million of internally-allocated resources, $2.2 million of purchased software and $0.9 million of other related costs.

Total Assets were $37.8 billion as of December 31, 2013, a decrease of 8% compared to December 31, 2012. This decrease of $3.4 billion was primarily due to a decrease in short-term investments of $5.4 billion that resulted from a managed reduction in short-term investments, partially offset by an increase in cash of $3.2 billion that was due to a lack of short-term investments that met our minimum return thresholds at December 31, 2013.

On August 7, 2012, the Finance Agency's final rule on Prudential Management and Operations Standards took effect. Under the rule, if our non-Advances assets were to grow by more than 30% over the six calendar quarters preceding a Finance Agency determination that we have failed to meet any standard set forth in the rule, the Finance Agency would be required to impose one or more sanctions on us, which could include, among other things, limits on asset growth, increases in the level of retained earnings, and prohibitions on dividends or the redemption or repurchase of capital stock. Through the six-quarter period ended December 31, 2013, our non-Advances asset growth did not exceed 30%.
Advances. Advances totaled $17.3 billion at December 31, 2013, a decrease of 4% compared to December 31, 2012. This decrease was primarily due to a 23% reduction in the par value of Advances to depository members resulting from a net prepayment of $1.8 billion in December 2013 from our largest borrower at the time, partially offset by a net increase in Advances to all other depository members. This net decrease was further offset by a 23% increase in the par value of Advances to insurance company members, the balance of which totaled $10.4 billion at December 31, 2013. In general, Advances fluctuate in accordance with our members' funding needs related to their deposit levels, mortgage pipelines, investment opportunities, available collateral, other balance sheet strategies, and the cost of alternative funding opportunities. See Notes to Financial Statements - Note 7 - Advances for more information.

The table below presents Advances by type of financial institution ($ amounts in millions).

	December 31, 2013		December 31, 2012
Institution Type	Par Value	% of Total	Par Value	% of Total
Commercial Banks	$3,727	22%	$3,778	21%
Thrifts	1,462	8%	3,666	21%
Credit Unions	1,336	8%	1,015	6%
Total Depository Institutions	6,525	38%	8,459	48%
Insurance Companies	10,390	61%	8,448	49%
Total Member Advances	16,915	99%	16,907	97%
Former member borrowers	217	1%	475	3%
Housing Associates	—	—%	—	—%
Total Advances, par value	$17,132	100%	$17,382	100%

A breakdown of Advances by primary product type is presented below ($ amounts in millions):

	December 31, 2013		December 31, 2012
Product Type	Amount	% of Total	Amount	% of Total
Fixed-rate
Fixed-rate (1)	$11,585	68%	$11,750	68%
Amortizing/mortgage matched (2)	1,377	8%	1,573	9%
Other	573	3%	588	3%
Total fixed-rate	13,535	79%	13,911	80%
Adjustable/variable-rate indexed	3,597	21%	3,471	20%
Total Advances, par value	$17,132	100%	$17,382	100%

(1)	Includes fixed-rate bullet and putable Advances

(2)	Includes fixed-rate amortizing Advances

Mortgage Loans Held for Portfolio. We purchase mortgage loans from our members to support our housing mission, provide an additional source of liquidity to our members and diversify our investments.

In 2010, we began offering MPP Advantage for new conventional MPP loans, which utilizes an enhanced fixed LRA account for credit enhancement consistent with Finance Agency regulations, instead of utilizing coverage from SMI providers. The only substantive difference between our original MPP and MPP Advantage for conventional mortgage loans is the credit enhancement structure. Upon implementation of MPP Advantage, the original MPP was phased out and is no longer being used for acquisitions of new conventional loans. See Risk Management - Credit Risk Management - Mortgage Loans Held for Portfolio - MPP herein for more detailed information about the credit enhancement structures for our original MPP and MPP Advantage.

In July 2012, we began purchasing participation interests in mortgage loans originated by certain of the FHLBank of Topeka's member institutions through their participation in the MPF Program. In January 2014, the FHLBank of Topeka notified us that it will no longer offer us the option to participate in new MPF MCCs. We will continue to acquire participation interests in MPF loans under the existing MPF MCCs, but we expect those to be fulfilled in 2014.

A breakdown of Mortgage Loans Held for Portfolio by primary product type is presented below ($ amounts in millions):

	December 31, 2013		December 31, 2012
Product Type	UPB	% of Total	UPB	% of Total
MPP Original	$3,052	50%	$4,111	69%
MPP Advantage	2,489	41%	1,585	27%
Total MPP	5,541	91%	5,696	96%
MPF	544	9%	230	4%
Total Mortgage Loans Held for Portfolio, UPB	$6,085	100%	$5,926	100%

The increase in the UPB of Mortgage Loans Held for Portfolio was due to an increase in participation interests purchased from the FHLBank of Topeka under the MPF program, partially offset by a decrease in the UPB of our MPP loans due to the repayments of outstanding original MPP and MPP Advantage loans exceeding the purchases of new mortgage loans under MPP Advantage.

We have established and maintain an allowance for loan losses based on our best estimate of probable losses over the loss emergence period, which we have estimated to be 24 months. Our estimate of MPP losses remaining after borrower's equity was $31.5 million at December 31, 2013 and $51.5 million at December 31, 2012. The decrease from December 31, 2012 to December 31, 2013 was primarily the result of an improvement in the underlying weighted-average collateral recovery rate and a significant reduction in the number of mortgage loans that are seriously past due.

After consideration of the portion recoverable under the associated credit enhancements, the allowance for MPP loan losses was $4.0 million at December 31, 2013 and $9.9 million at December 31, 2012. This decrease was primarily due to an increase in the estimated amounts recoverable from our PMI and SMI providers. See Notes to Financial Statements - Note 9 - Allowance for Credit Losses, Critical Accounting Policies and Estimates, and Risk Management - Credit Risk Management - Mortgage Loans Held for Portfolio - MPP herein for more information.

Cash and Investments. We maintain our investment portfolio for liquidity purposes, to use balance sheet capacity and to generate additional earnings. The earnings on our investments bolster our capacity to meet our commitments to affordable housing and community investments and to cover operating expenses. The following table presents the components of our cash and investments at carrying value ($ amounts in millions):

	December 31,
Components of Cash and Investments	2013	2012	2011
Cash and short-term investments:
Cash and Due from Banks	$3,319	$105	$513
Interest-Bearing Deposits	1	—	—
Securities Purchased Under Agreements to Resell	—	3,250	—
Federal Funds Sold	—	2,110	3,422
Total cash and short-term investments	3,320	5,465	3,935

Investment securities:
AFS securities:
GSE and TVA debentures	3,163	3,340	2,026
TLGP debentures	—	—	322
Private-label RMBS	470	640	601
Total AFS securities	3,633	3,980	2,949
HTM securities:
GSE debentures	269	269	269
TLGP debentures	—	—	1,883
Other U.S. obligations - guaranteed RMBS	3,119	3,124	2,747
GSE RMBS	3,593	3,859	3,512
Private-label RMBS	150	236	402
Manufactured housing loan ABS	13	15	17
Home equity loan ABS	2	2	2
Total HTM securities	7,146	7,505	8,832
Total investment securities	10,779	11,485	11,781

Total Cash and Investments, carrying value	$14,099	$16,950	$15,716

Cash and Short-Term Investments. Cash and short-term investments totaled $3.3 billion at December 31, 2013, a decrease of 39% compared to December 31, 2012. The decrease was primarily due to decreases of $3.3 billion in Securities Purchased Under Agreements to Resell and $2.1 billion in Federal Funds Sold, partially offset by an increase of $3.2 billion in cash due to a lack of short-term investments that met our minimum return thresholds at December 31, 2013. In addition, in December 2012, a member transferred principal and interest custodial accounts for GSE remittance payments to our Bank with an outstanding balance of $253.4 million at December 31, 2013, compared to $1.1 billion at December 31, 2012. The total outstanding balance and composition of our short-term investment portfolio are influenced by our liquidity needs, market conditions and the availability of short-term investments at attractive interest rates, relative to our cost of funds. See Liquidity and Capital Resources below for more information.

Available-for-Sale Securities. AFS securities totaled $3.6 billion at December 31, 2013, a decrease of 9% compared to December 31, 2012. The decrease was primarily due to the sale of six OTTI AFS securities in 2013 and principal paydowns. At December 31, 2013 and 2012, the carrying value of our AFS securities includes net discounts of $35.5 million and $67.9 million, respectively, which represent OTTI credit losses, OTTI-related accretion adjustments, and unamortized purchase premiums and discounts.

Held-to-Maturity Securities. HTM securities totaled $7.1 billion at December 31, 2013, a decrease of 5% compared to December 31, 2012 primarily due to paydowns of private-label RMBS, partially offset by purchases of agency MBS. At December 31, 2013 and 2012, the carrying value of our HTM securities includes net premiums of $44.2 million and $51.8 million, respectively, which represent the unamortized purchase premiums and discounts, OTTI credit losses, and OTTI-related accretion adjustments.

Issuer Concentration. As of December 31, 2013, we held securities classified as AFS and HTM from the following issuers with a carrying value greater than 10% of our Total Capital. The MBS issuers listed below include one or more trusts established as separate legal entities by the issuer. Therefore, the associated carrying and estimated fair values are not necessarily indicative of our exposure to that issuer ($ amounts in millions):

	December 31, 2013
Name of Issuer	Carrying Value	Estimated Fair Value
Non-MBS:
Freddie Mac debentures	$1,774	$1,774
Federal Farm Credit Bank debentures	812	812
Fannie Mae debentures	784	784
RMBS:
Ginnie Mae	3,119	3,157
Fannie Mae	2,516	2,549
Freddie Mac	1,077	1,108
Washington Mutual Mortgage Pass-through Certificates	378	378
Subtotal	10,460	10,562
All other issuers	319	315
Total investment securities	$10,779	$10,877

Investments by Year of Redemption. The following table provides, by year of redemption, carrying values and yields for AFS and HTM securities as well as carrying values for Short-term investments ($ amounts in millions):

		Due after	Due after
	Due in	one year	five years	Due after
	one year	through	through	ten
Investments	or less	five years	ten years	years	Total
AFS securities:
GSE and TVA debentures	$—	$2,052	$1,079	$32	$3,163
Private-label RMBS (1)	—	—	—	470	470
Total AFS securities	—	2,052	1,079	502	3,633

HTM securities:
GSE debentures	—	269	—	—	269
Other U.S. obligations - guaranteed RMBS (1)	—	—	—	3,119	3,119
GSE RMBS (1)	43	498	1,902	1,150	3,593
Private-label RMBS (1)	—	10	—	140	150
Manufactured housing loan ABS (1)	—	—	—	13	13
Home equity loan ABS (1)	—	—	—	2	2
Total HTM securities	43	777	1,902	4,424	7,146

Total investment securities	43	2,829	2,981	4,926	10,779

Short-term investments:
Interest-Bearing Deposits	1	—	—	—	1
Total short-term investments	1	—	—	—	1

Total Investments, carrying value	$44	$2,829	$2,981	$4,926	$10,780

Yield on AFS securities	—%	3.70%	1.97%	2.65%
Yield on HTM securities	3.03%	1.71%	2.25%	1.74%
Yield on total investment securities	3.03%	3.15%	2.15%	1.84%

(1)	Year of redemption on our MBS and ABS securities is based on contractual maturity.

See Notes to Financial Statements - Note 4 - Available-for-Sale Securities and Notes to Financial Statements - Note 5 - Held-to-Maturity Securities for more information about our investments. See Risk Management - Credit Risk Management - Investments for more information on the credit quality and OTTI on our investments.

Total Liabilities. Total Liabilities were $35.4 billion at December 31, 2013, a decrease of 9% compared to December 31, 2012. This decrease of $3.6 billion was primarily due to decreases of $2.3 billion in Consolidated Obligations due to lower funding needs and $0.7 billion in Deposits.

Deposits (Liabilities). Total Deposits were $1.1 billion at December 31, 2013, a decrease of 40% compared to December 31, 2012. These Deposits include one member's custodial accounts for the benefit of other GSEs that decreased by $0.8 billion at December 31, 2013 compared to December 31, 2012. The balances of these custodial accounts can fluctuate from period to period. These deposits represent a relatively small portion of our funding and vary depending upon market factors, such as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' investment preferences with respect to the maturity of their investments, and member liquidity.

Consolidated Obligations. At December 31, 2013, the carrying values of our Discount Notes and CO Bonds totaled $7.4 billion and $26.6 billion, respectively, compared to $8.9 billion and $27.4 billion, respectively, at December 31, 2012. The overall balance of our Consolidated Obligations fluctuates in relation to our Total Assets and the availability of alternative sources of funds. The carrying value of our Discount Notes was 22% of total Consolidated Obligations at December 31, 2013, compared to 25% at December 31, 2012. Discount Notes are issued primarily to provide short-term funds while CO Bonds are issued to provide longer-term funding. The composition of our Consolidated Obligations can fluctuate significantly based on comparative changes in their cost levels, supply and demand conditions, demand for Advances, and our balance sheet management strategy. As of December 31, 2013, $12.5 billion or 47% of our outstanding CO Bonds, at par, as well as all of our Discount Notes, have a remaining maturity of one year or less. Our funding strategy generally includes a significant portion of CO Bonds maturing in one year or less that are replaced at maturity.

Derivatives. We classify interest-rate swaps as derivative assets or liabilities according to the positive or negative net estimated fair value of the interest-rate swaps with each counterparty. Increases and decreases in the estimated fair value of derivatives are primarily caused by market changes in the derivatives' underlying interest-rate index.

As of December 31, 2013 and 2012, we had Derivative Assets, net of collateral held or posted, including accrued interest, with estimated fair values of $7.2 million and $0.8 million, respectively. The increase was primarily due to an increase in the estimated fair value of Derivative Assets at December 31, 2013, partially offset by an increase in the collateral held, due to changes in the derivatives' underlying interest rate.

As of December 31, 2013 and 2012, we had Derivative Liabilities, net of collateral held or posted, including accrued interest, with estimated fair values of $109.7 million and $201.1 million, respectively. The decrease was primarily due to a decrease in the estimated fair value of Derivative Liabilities at December 31, 2013, partially offset by a decrease in the collateral posted, due to changes in the derivatives' underlying interest rate.

Total Capital. Total Capital was $2.4 billion at December 31, 2013, an increase of 8% compared to December 31, 2012. This increase was primarily due to a net increase in Retained Earnings of $160.4 million, and a favorable change in AOCI of $31.8 million, which was primarily due to increases in the estimated fair values of OTTI AFS securities, partially offset by a net decrease in Capital Stock of $24.4 million.

The following table presents a percentage breakdown of the components of GAAP capital.

Components	December 31, 2013	December 31, 2012
Capital stock	67.5%	73.8%
Retained earnings	31.6%	26.7%
AOCI	0.9%	(0.5)%
Total GAAP capital	100.0%	100.0%

The change in the composition of our total GAAP capital is primarily due to growth in Retained Earnings and repurchases of excess stock.

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

Our primary sources of liquidity are holdings of cash and short-term investments and the issuance of Consolidated Obligations. Our cash and short-term investments portfolio totaled $3.3 billion at December 31, 2013. Our short-term investments generally consist of high-quality, short- and intermediate-term financial instruments. We manage our short-term investment portfolio in response to economic conditions and market events and uncertainties. As a result, the overall level of our short-term investment portfolio may fluctuate accordingly.

The average cash balances were $0.6 million and $205.3 million for the years ended December 31, 2013 and 2012, respectively. In 2012, the FDIC was providing unlimited insurance coverage on non interest-bearing deposits as provided for under the Dodd-Frank Act. The insurance coverage expired on December 31, 2012. As a result, we held larger cash balances during 2012 to offset our service charges.

Historically, our status as a GSE and favorable credit ratings have provided us with excellent access to capital markets. Our Consolidated Obligations are not obligations of, and they are not guaranteed by, the United States government, although they have historically received the same credit rating as the United States government bond credit rating. The ratings have not been affected by rating actions taken with respect to individual FHLBanks. During the year ended December 31, 2013, we issued $81.0 billion of total Consolidated Obligations, which met our funding needs.

In addition, by statute, the United States Secretary of the Treasury may acquire up to $4 billion of our Consolidated Obligations. The authority provided by this regulation may be exercised only if alternative means cannot be effectively employed to permit us to continue to supply reasonable amounts of funds to the mortgage market, and the ability to supply such funds is substantially impaired because of monetary stringency and a high level of interest rates. Any funds borrowed would be repaid at the earliest practicable date. As of this date, this authority has not been exercised.

To protect us against temporary disruptions in access to the debt markets in response to increased capital market volatility, the Finance Agency requires us to: (i) maintain contingent liquidity sufficient to meet liquidity needs that shall, at a minimum, cover five calendar days of inability to access Consolidated Obligations in the debt markets; (ii) have available at all times an amount greater than or equal to our members' current deposits invested in Advances with maturities not to exceed five years, deposits in banks or trust companies and obligations of the United States Treasury; (iii) maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to our participation in total Consolidated Obligations outstanding; and (iv) maintain, through short-term investments, an amount at least equal to our anticipated cash outflows under two hypothetical scenarios. As of December 31, 2013, we were in compliance with all liquidity requirements.

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

Changes in Cash Flow. Net cash provided by operating activities was $394.3 million for the year ended December 31, 2013, compared to $299.2 million for the year ended December 31, 2012 and $207.7 million for the year ended December 31, 2011. The increase in net cash provided by operating activities for the year ended December 31, 2013 compared to the year ended December 31, 2012 reflects significant Advance prepayments from two borrowers in 2013. These Advances were previously modified in years prior to 2013. The increase in net cash provided by operating activities for the year ended December 31, 2012 compared to the year ended December 31, 2011 reflects a reduction in swap termination fees, which were deferred and are being amortized over the life of the related modified Advances, as well as timing differences in the cash receipts and payments related to various assets and liabilities.

Capital Resources.

Total Regulatory Capital. Our total regulatory capital consists of Retained Earnings and total regulatory capital stock, which includes Class B Capital Stock and MRCS. MRCS is classified as a liability on our Statement of Condition.

Our outstanding Class B Capital Stock, categorized by type of institution, and MRCS are provided in the following table ($ amounts in millions):

Institution Type	December 31, 2013	December 31, 2012
Commercial Banks	$506	$585
Thrifts	289	388
Credit Unions	195	173
Insurance Companies	620	488
CDFIs	—	—
Total Capital Stock Putable	1,610	1,634
MRCS (1)	17	451
Total Regulatory Capital Stock	$1,627	$2,085

(1)
Balance at December 31, 2013 includes MRCS that had reached the end of the five-year redemption period but for which credit products and other obligations remain outstanding. Accordingly, these shares of stock will not be redeemed until the credit products are no longer outstanding.

Mandatorily Redeemable Capital Stock. At December 31, 2013, we had $16.8 million in non-member capital stock subject to mandatory redemption, compared to $450.7 million at December 31, 2012. The decrease was due to repurchases of excess stock. See Notes to Financial Statements - Note 16 - Capital for additional information.

Excess Stock. Excess stock is capital stock that is not required as a condition of membership or to support services to members or former members. In general, the level of excess stock fluctuates with our members' demand for Advances. Finance Agency regulations prohibit an FHLBank from issuing new excess stock if the amount of excess stock outstanding exceeds 1% of our Total Assets. At December 31, 2013, our outstanding excess stock of $485.9 million was equal to 1.3% of our Total Assets. Therefore, we are currently not permitted to issue new excess stock or distribute stock dividends.

Under our capital plan, we are not required to redeem or repurchase excess stock from a member until five years after the earliest of (i) termination of the membership, (ii) our receipt of notice of voluntary withdrawal from membership, or (iii) the member's request for redemption of its excess stock. At our discretion, we may repurchase, and have repurchased from time to time, excess stock without a member request, upon board approval and with 15 days' notice to the member in accordance with our capital plan.

The following table presents the composition of our excess stock ($ amounts in millions):

Components of Excess Stock	December 31, 2013	December 31, 2012
Member capital stock not subject to outstanding redemption requests	$486	$423
Member capital stock subject to outstanding redemption requests	—	101
MRCS	—	423
Total excess capital stock	$486	$947

During the first quarter of 2013, we repurchased $250 million of excess stock, which was classified as MRCS, from former members (or their successors-in-interest) in accordance with our capital plan dated September 19, 2002 (as amended effective September 5, 2011). During the fourth quarter of 2013, we repurchased an additional $333.6 million of excess stock under a redemption request from shareholders that were members or former members (or their successors-in-interest). The repurchases included $95.5 million of member capital stock and $238.1 million of MRCS. These repurchases were undertaken for general capital management purposes in accordance with our capital plan.

On December 4, 2013, we announced a limited opportunity for our members to increase their Advances with a lower accompanying capital stock requirement. This offer reflects our ongoing effort to manage capital in accordance with our capital plan while providing a reasonable, risk-adjusted return to our members. Specifically, fixed-rate bullet Advances with maturities ranging from three months to five years issued from January 2, 2014 through March 31, 2014 will require members to hold 2% in activity-based capital stock to support the borrowing rather than 5% currently. The total amount of Advances available through this offer is limited; thus, the offer may be discontinued prior to March 31, 2014.

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

If, during the period between receipt of a stock redemption notification from a member and the actual redemption (which may last indefinitely if an FHLBank is undercapitalized, is under-secured relative to its members' or former members' obligations, does not have the required credit rating, etc.), an FHLBank is liquidated, merged involuntarily, or is required to merge upon its board of directors' approval or consent with one or more FHLBank(s), the consideration for the stock or the redemption value of the stock will be established after the settlement of all senior claims. Generally, no claims would be subordinated to the rights of FHLBank shareholders.

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

Capital Distributions. We may, but are not required to, pay dividends on our capital stock. Dividends are non-cumulative and may be paid in cash or Class B Capital Stock out of current net earnings or from unrestricted retained earnings, as authorized by our board of directors and subject to Finance Agency regulations. No dividend may be declared or paid if we are or would be, as a result of such payment, in violation of our minimum capital requirements. Moreover, we may not pay dividends if any principal or interest due on any Consolidated Obligations issued on behalf of any of the FHLBanks has not been paid in full, or under certain circumstances, if we fail to satisfy liquidity requirements under applicable Finance Agency regulations. See Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for more information.

Our capital plan divides our Class B stock into two sub-series: Class B-1 and Class B-2. The difference between the two sub-series is that Class B-2 is required stock that is subject to a redemption request and pays a lower dividend. The Class B-2 dividend is presently equal to 80% of the Class B-1 dividend and can only be changed by an amendment of our capital plan by our board of directors with approval of the Finance Agency.

On February 20, 2014, our board of directors declared a cash dividend of 3.50% (annualized) on our Capital Stock Putable-Class B-1 and 2.80% (annualized) on our Capital Stock Putable-Class B-2. On the same date, as a result of our unusually high earnings for the fourth quarter, our board of directors also declared a supplemental cash dividend of 2.00% (annualized) on our Capital Stock Putable-Class B-1 and 1.60% (annualized) on our Capital Stock Putable-Class B-2.

Restricted Retained Earnings. We and the other FHLBanks entered into a JCE Agreement that requires us to allocate 20% of our net income to a separate restricted retained earnings account beginning in the third quarter of 2011. In accordance with the JCE Agreement, we had allocated $85.4 million to restricted retained earnings as of December 31, 2013.

Adequacy of Retained Earnings. Our board of directors assesses the adequacy of our Retained Earnings every quarter, prior to the declaration of our quarterly dividend, by reviewing various measures set forth in our Retained Earnings Policy. We developed our Retained Earnings Policy based on guidance from our board of directors and the Finance Agency.

Adequacy of Capital. We are required by Finance Agency regulations to maintain a minimum level of "permanent capital" (defined as the sum of Class B Stock, MRCS, and Retained Earnings). The GLB Act and Finance Agency regulations require us to maintain at all times a regulatory capital-to-assets ratio of at least 4.0% and a leverage capital-to-assets ratio of at least 5.0%. Leverage capital is defined as the sum of (i) permanent capital weighted 1.5 times and (ii) all other capital without a weighting factor. At December 31, 2013, our regulatory capital ratio was 6.3%, and our leverage capital ratio was 9.4%. See Notes to Financial Statements - Note 16 - Capital for more information.

In addition, we must maintain sufficient permanent capital to meet the combined credit risk, market risk and operational risk components of the risk-based capital requirement. As presented in the following table, we were in compliance with the risk-based capital requirement at December 31, 2013 and 2012 ($ amounts in millions).

Risk-Based Capital Components	December 31, 2013	December 31, 2012
Credit risk	$299	$383
Market risk	289	106
Operations risk	177	147
Total risk-based capital requirement	$765	$636

Permanent capital	$2,379	$2,677

The Finance Agency may mandate us, by regulation, to maintain a greater amount of permanent capital than is generally required by the risk-based capital requirements as defined, in order to promote safe and sound operations. In addition, a Finance Agency final rule that took effect in April 2011 authorizes the Director of the Finance Agency to issue an order temporarily increasing the minimum capital level for an FHLBank if the Director of the Finance Agency determines that the current level is insufficient to address such FHLBank's risks. The rule sets forth certain factors that the Director of the Finance Agency may consider in making this determination.

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

Off-Balance Sheet Arrangements

The following table summarizes our off-balance-sheet arrangements (notional $ amounts in millions):

Types	December 31, 2013
Standby letters of credit outstanding (1)	$263
Unused lines of credit	801
Commitments to fund additional Advances	26
Commitments to fund or purchase mortgage loans and participation interests	59
Unsettled CO Bonds, at par (2)	25

(1)	We had no outstanding commitments to issue new standby letters of credit at December 31, 2013.

(2)	Unsettled CO Bonds of $25 million at December 31, 2013 were hedged with associated interest-rate swaps.

A standby letter of credit is a financing arrangement between us and 1 of our members for which we charge a fee. If we are required to make payment on a beneficiary's draw, the payment amount is converted into a collateralized Advance to the member. The original terms of these standby letters of credit, including related commitments, range from 3 months to 20 years. Lines of credit allow members to fund short-term cash needs (up to 6 months) without submitting a new application for each request for funds. The maximum line of credit amount is $50.0 million.

Our MPP was designed to require loan servicers to foreclose and liquidate in the servicer's name rather than in our name. Therefore, we do not take title to any foreclosed property. As the servicers progress through the liquidation process, we are paid in full for all unpaid principal and accrued interest on the loan through the normal remittance process. As a result of these factors, we do not classify as REO any foreclosed properties collateralizing MPP loans that were previously recorded on our Statement of Condition. After foreclosure and liquidation in the name of the servicer of these mortgage loans, the servicer files a claim against the various credit enhancements for reimbursement for losses incurred. The claim is then reviewed and paid as appropriate under the various credit enhancement policies or guidelines. Subsequently, the servicers may submit claims to us for any remaining losses. At December 31, 2013 and 2012, approximately $14.0 million and $15.7 million, respectively, of principal on delinquent MPP loans had been paid in full by the servicers but were subject to claims against us for any remaining losses. An estimate of the losses is included in the MPP conventional loan allowance for loan losses. See Notes to Financial Statements - Note 9 - Allowance for Credit Losses for more information.

See Notes to Financial Statements - Note 21 - Commitments and Contingencies for information on additional commitments and contingencies.

Contractual Obligations

The following table presents the payments due or expiration terms by specified contractual obligation type ($ amounts in millions).

December 31, 2013	< 1 year	1 to 3 years	3 to 5 years	> 5 years	Total
Contractual Obligations:
Long-term debt (1)	$12,460	$3,300	$3,229	$7,654	$26,643
Operating leases	—	—	—	—	—
Benefit payments (2)	—	1	1	3	5
MRCS (3)	4	7	6	—	17
Total	$12,464	$3,308	$3,236	$7,657	$26,665

(1)
Includes CO Bonds reported at par and based on contractual maturities and excludes Discount Notes due to their short-term nature. See Notes to Financial Statements - Note 13 - Consolidated Obligations for more information on Consolidated Obligations.

(2)
Amounts represent estimated future benefit payments due in accordance with our SERP. See Notes to Financial Statements - Note 18 - Employee Retirement and Deferred Compensation Plans for more information.

(3)	See Liquidity and Capital Resources - Capital Resources herein for more information.

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

We have identified five accounting policies that we believe are critical because they require management to make particularly difficult, subjective, and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions. These accounting policies relate to:

•	Derivatives and hedging activities (see Notes to Financial Statements - Note 11 - Derivatives and Hedging Activities for more detail);

•	Fair value estimates (see Notes to Financial Statements - Note 20 - Estimated Fair Values for more detail);

•	Provision for credit losses (see Notes to Financial Statements - Note 9 - Allowance for Credit Losses for more detail);

•
Premiums and discounts and other costs associated with originating or acquiring mortgage loans (see Notes to Financial Statements - Note 1 - Summary of Significant Accounting Policies for more detail); and

•	OTTI (see Notes to Financial Statements - Note 6 - Other-Than-Temporary Impairment for more detail).

We believe the application of our accounting policies on a consistent basis enables us to provide financial statement users with useful, reliable and timely information about our results of operations, financial position and cash flows.

Accounting for Derivatives and Hedging Activities. All derivatives are recorded in the Statement of Condition at their estimated fair values. Changes in the estimated fair value of our derivatives are recorded in current period earnings regardless of how changes in the estimated fair value of the assets or liabilities being hedged may be treated. Therefore, even though derivatives are used to mitigate market risk, derivatives introduce the potential for earnings volatility. Specifically, a mismatch can exist between the timing of income and expense recognition from assets or liabilities and the income effects of derivative instruments positioned to mitigate the market risk associated with those assets or liabilities. Therefore, during periods of significant changes in interest rates and other market factors, our earnings may experience greater volatility.

Generally, we strive to use derivatives that effectively hedge specific assets or liabilities and qualify for fair-value hedge accounting. Fair-value hedge accounting allows for offsetting changes in the estimated fair value attributable to the hedged risk in the hedged item to also be recorded in current period earnings through either of two generally acceptable accounting methods:

•
Long-haul hedge accounting - The application of long-haul hedge accounting requires us to formally assess (both at the hedge's inception and at least quarterly) whether the derivatives used in hedging transactions have been effective in offsetting changes in the fair value of hedged items and whether those derivatives may be expected to remain effective in future periods.

•
Short-cut hedge accounting - Transactions that meet certain criteria qualify for the short-cut method of hedge accounting in which an assumption can be made that the entire change in fair value of a hedged item, due to changes in the benchmark rate, exactly offsets the entire change in fair value of the related derivative. Under the short-cut method, the entire change in fair value of the derivative is considered to be effective at achieving offsetting changes in fair values of the hedged asset or liability. We continue to use the short-cut method to account for all existing hedging relationships entered into prior to April 1, 2008, provided they still meet the assumption of "no ineffectiveness." We no longer apply this method to any new hedging relationships.

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

In accordance with Finance Agency regulations and policies, we have executed all derivatives to reduce market risk exposure, not for speculation or solely for earnings enhancement. All outstanding derivatives hedge specific assets, liabilities, or MDCs for mortgage loans held for portfolio, or are stand-alone derivatives used for asset/liability management purposes.

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

We utilize valuation techniques that, to the extent possible, use observable inputs in our valuation models. However, as certain markets continue to remain illiquid, we may utilize more unobservable inputs if they better reflect market values. With respect to our private-label RMBS, we concluded that, overall, the inputs used to determine fair value are unobservable (i.e., Level 3). We have sufficient information to conclude that Level 3 is appropriate based on our knowledge of the dislocation of the private-label RMBS market and the distribution of prices received from the four third-party pricing services, which is generally wider than would be expected if observable inputs were used.

Provision for Credit Losses.

Mortgage Loans Acquired under the MPP. We acquire both FHA and conventional fixed-rate mortgage loans under the MPP. FHA loans are government-guaranteed and, consequently, we have determined that no allowance for losses is necessary for such loans. Our loan loss reserve policy requires management to determine if it is probable that impairment has occurred in the mortgage loan portfolio as of the Statement of Condition date and if the amount of loss can be reasonably estimated. Losses shall not be recognized before it is probable that they have been incurred, even though it may be probable based on past experience that losses will be incurred in the future. Probable impairment occurs when management determines, using current and historical information and events, that it is likely that not all amounts due according to the contractual terms of the loan agreement will be collected by the Bank.

We have developed a systematic approach for reviewing the adequacy of the allowance for loan losses. Using this methodology, we perform a review designed to identify probable impairment as well as compute a reasonable estimate of loss, if any. Conventional loans are individually evaluated for impairment at the loan level or collectively evaluated for impairment within each pool. We evaluate the pools based on current and historical information and events and determine the necessary allowance for delinquent loans deemed to have a probable impairment. This evaluation is made after taking into consideration the estimated liquidation value of the real estate collateral held and the amount of the other credit enhancements, including the PMI (when applicable for the purchase of mortgages with an initial LTV ratio of over 80% at the time of purchase), LRA and SMI (when applicable).

We use the MPP portfolio's delinquency migration (movement of loans through the various stages of delinquency) to determine whether a loss event is probable. Our allowance for loan losses is based on our best estimate of probable losses over the loss emergence period. After conducting a study of the length of time delinquent mortgage loans remain outstanding and updating our analysis in the fourth quarter of 2013, we continue to use a loss emergence period of 24 months.

To calculate the estimated liquidation value, we obtain the actual selling prices from the HUD statements on all properties in our MPP portfolio for which a claim was initiated with our SMI providers. The total of the property selling prices is divided by the total of the original appraisal values to determine a weighted-average "collateral recovery rate," expressed as a percentage. We use the most recent 12 months weighted-average collateral recovery rate to allow us to estimate losses based upon our historical experience and to reflect current trends in the market. Such rate, 56.7% through December 31, 2013, is then applied at the pool level and is reduced by estimated selling costs to determine the net estimated liquidation value.

Certain conventional mortgage loans that are impaired, primarily TDRs, are specifically identified for purposes of calculating the allowance for loan losses. The measurement of the allowance for loans individually evaluated for loan loss considers loan-specific attribute data similar to loans evaluated on a collective basis. The resulting incurred loss, if any, is equal to the estimated cost associated with maintaining and disposing of the property (which includes UPB, interest owed on the delinquent loan to date, if any, and estimated costs associated with disposing the collateral) less the estimated fair value of the collateral (using the weighted-average collateral recovery rate, net of estimated selling costs) and the amount of other credit enhancements including the PMI (if applicable), LRA and SMI (if applicable).

Our allowance for loan losses also includes specifically identified probable claims by servicers as of December 31, 2013 for any remaining losses on $14.0 million of principal on delinquent loans that were previously paid in full by the servicers, and thus no longer included in the UPB on our Statement of Condition. We individually evaluate the properties included in this balance and obtain HUD statements, sales listings or other evidence of current expected liquidation amounts. If a specific amount is not available, we use the weighted-average collateral recovery rate for delinquent loans to determine our exposure.

Our analysis also incorporates the use of a recognized third-party credit and prepayment model to estimate potential ranges of credit loss exposure for the current to 179 days past due loans. The loss projection is based upon distinct underlying loan characteristics, including loan vintage (year of origination), geographic location, credit support features and other factors, and a projected migration of loans through the various stages of delinquency.

As a result of our analysis, our estimated losses on our conventional mortgage loans, before any credit enhancements or additional factors, decreased to $31.5 million at December 31, 2013, compared to $51.5 million at December 31, 2012. The decrease was primarily the result of an improvement in the underlying weighted-average collateral recovery rate and a significant reduction in the number of mortgage loans that are seriously past due.

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

As part of the estimate of the recoverable credit enhancements, we evaluate the recovery and collectability related to our PMI/SMI policies. A number of our mortgage insurers exceed risk-to-capital ratios required by their state insurance regulators. In some cases, such states issued waivers to allow the insurers to continue writing new business in their states. Most waivers are temporary in duration or contain other conditions that the insurers may be unable to continue to meet due to their financial condition or other factors. Given the below-investment grade credit ratings of most of our mortgage insurers as well as the financial condition of certain of our providers in particular, we reduced our estimated amounts recoverable from several providers of these policies by $1.2 million in determining our allowance for loan losses at December 31, 2013.

Our allowance for loan losses also compares, or benchmarks, our estimated losses on conventional mortgage loans, after credit enhancements, to losses occurring in the portfolio. Estimated shortfalls, if any, are included in our allowance for loan losses.

The third-party credit and prepayment model also currently serves as a secondary review of the allowance for loan losses determined by using the systematic approach. The projected losses from the model were lower than our estimate of loan losses under the systematic approach at December 31, 2013.

We also assess qualitative factors in the estimation of loan losses for the homogeneous population. This portion of the allowance represents a subjective management judgment based on facts and circumstances that exist as of the reporting date that is not ascribed to any specific measurable economic or credit event and is intended to cover other inherent losses that may not otherwise be captured in our methodology.

After consideration of the recoverable credit enhancements, we estimate that, of the $31.5 million in estimated losses, we will recover $4.9 million from PMI, $5.1 million from LRA, and $18.7 million from SMI, resulting in our allowance for MPP loan losses of $4.0 million at December 31, 2013.

We have also performed our loan loss analysis under an adverse scenario whereby we lowered the weighted-average collateral recovery rate to 45% for delinquent conventional loans and individually evaluated loans. While holding all other assumptions constant, such scenario would have increased our allowance by approximately $4.0 million at December 31, 2013. We consider a weighted-average collateral recovery rate of 45% to be the lowest rate that is reasonably possible to occur over the loss emergence period of 24 months. We continue to monitor the appropriateness of this adverse scenario based on the actual collateral recovery rate. Additionally, we evaluate the actual collateral recovery rate against other time periods including the most recent 3- and 6-month periods in order to consider potential trends in the market. Annually, we also consider other adverse scenarios that include loans in earlier stages of delinquency (90 days) and higher costs to liquidate collateral.

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

Accounting for Premiums and Discounts and Other Costs Associated with Originating or Acquiring Mortgage Loans. When we purchase mortgage loans and participation interests through the MPP and MPF Program, respectively, we may not pay the seller the exact amount of the UPB. If we pay more than the UPB and purchase the mortgage assets at a premium, the amortization of the premium reduces the yield below the coupon rate. Conversely, if we pay less than the UPB and purchase the mortgage assets at a discount, the amortization of the discount increases the yield above the coupon rate.

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

We defer and amortize/accrete premiums/discounts and gains/losses over the estimated life of the assets using the level-yield method. To arrive at this recognition:

•
individual mortgage assets are purchased with a premium or discount according to the executed MDC. These individual mortgage assets are then aggregated into multiple portfolios, called pools, according to common characteristics such as coupon interest rate, final original maturity (typically 15 or 30 years), calendar quarter and year purchased, and the type of mortgage (i.e., conventional or government); gains/losses associated with terminated fair-value hedges are aggregated similarly to the mortgages;

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

The following table shows the estimated impact at December 31, 2013 for both the MPP and the MPF Program assuming a 25% increase in projected prepayment speeds and a 25% decrease in projected prepayment speeds ($ amounts in millions):

	25%	25%
Portfolio	Increase	Decrease
MPP/MPF Program	$(1)	$4

Other-Than-Temporary Impairment. We closely monitor the performance of our investment securities classified as AFS or HTM on a quarterly basis to evaluate our exposure to the risk of loss on these investments in order to determine whether any impairment is other-than-temporary, consistent with the accounting guidance for recognition and presentation of OTTI.

Each FHLBank is responsible for its determination of impairment and the reasonableness of assumptions that are approved by the FHLBank OTTI Governance Committee, the inputs and methodologies used, and the required present value calculations using appropriate historical cost bases and yields.

We have performed our OTTI analysis using key modeling assumptions approved by the FHLBanks' OTTI Governance Committee for 33 of our 37 private-label RMBS and ABS. For the quarter ended December 31, 2013, we contracted with the FHLBank of Chicago to perform a cash-flow analysis for 2 of our subprime home equity loans with a total UPB of $2.2 million. We also contracted with the FHLBank of San Francisco to perform a cash-flow analysis for 1 security held in common with another FHLBank with a UPB of $2.2 million. As a result, 36 of our 37 private-label RMBS and ABS used the key modeling assumptions approved by the FHLBanks' OTTI Governance Committee.

For one manufactured housing investment for which underlying collateral data are not readily available, we used our own alternative procedures to evaluate for OTTI. This security, representing a UPB of $13.0 million as of December 31, 2013, was outside the scope of the FHLBank OTTI Governance Committee's framework. However, we were able to perform the necessary cash-flow analysis using a different third-party model and determined that this security was not OTTI at December 31, 2013.

Our evaluation includes a projection of the cash flows that we are likely to collect based on an assessment of the structure of each security and certain assumptions, some of which are determined based upon other assumptions, such as:

•	the remaining payment terms for the security;

•	prepayment speed based on underlying loan-level borrower and loan characteristics;

•	default rate based on underlying loan-level borrower and loan characteristics;

•	loss severity on the collateral supporting our security based on underlying loan-level borrower and loan characteristics;

•	housing price changes; and

•	interest rates.

Our cash flow analysis uses two third-party models to assess whether the entire amortized cost basis of our private-label RMBS will be recovered. The first third-party model considers borrower characteristics, collateral characteristics and the particular attributes of the loans underlying our securities, in conjunction with assumptions described above.

A significant modeling assumption in the first model is the forecast of future housing price changes for the relevant states and CBSAs, which are based upon an assessment of the individual housing markets. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The FHLBanks' OTTI Governance Committee developed a short-term housing price forecast with projected changes ranging from a decrease of 5.0% to an increase of 7.0% over a twelve month period. For the vast majority of housing markets, the short-term housing price forecast ranges from an increase of 1.0% to an increase of 5.0%. Thereafter, home prices in these markets are projected to recover (or continue to recover) using one of five different recovery paths that vary by housing market. The following table presents projected home price recovery by month at December 31, 2013.

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

The projected cash flows are based on a number of assumptions and expectations, and therefore the results of these models can vary significantly with changes in assumptions and expectations. The projected cash flows based on our model approach reflect our best estimate.

In addition to evaluating our private-label RMBS and ABS under a base case (or best estimate) scenario, we also performed a cash-flow analysis for each of these securities under a more adverse housing price scenario. This stress test or adverse case scenario was primarily based on a short-term housing price forecast, which was decreased five percentage points relative to the base case, followed by a recovery path that is 33% lower than the base case.

There would be no additional credit losses under the adverse housing price scenario. The adverse scenario and associated results do not represent our current expectations, and, therefore, should not be construed as a prediction of our future results, market conditions or the performance of these securities. Rather, the results from this hypothetical adverse scenario provide a measure of the credit losses that we might incur if home price declines (and subsequent recoveries) are more adverse than those projected in our OTTI evaluation. Additional information regarding OTTI of our private-label RMBS and ABS is provided in Notes to Financial Statements - Note 6 - Other-Than-Temporary Impairment and Risk Management - Credit Risk Management - Investments herein.

Recent Accounting and Regulatory Developments

Accounting Developments. See Notes to Financial Statements - Note 2 - Recently Adopted and Issued Accounting Guidance for a description of how recent accounting developments may impact our results of operations or financial condition.

Legislative and Regulatory Developments. The legislative and regulatory environment in which the Bank and its members operate continues to evolve as a result of regulations enacted pursuant to HERA and the Dodd-Frank Act. Our business operations, funding costs, rights, obligations, and/or the environment in which we carry out our housing finance and economic development missions are likely to continue to be significantly impacted by these changes. Significant regulatory actions and developments for the period covered by this report are summarized below.

Significant Finance Agency Developments.

Proposed Rule on Responsibilities of Boards of Directors; Corporate Practices and Corporate Governance Matters. On January 28, 2014, the Finance Agency published a proposed rule to relocate and consolidate existing Federal Housing Finance Board and Office of Federal Housing Enterprise Oversight regulations pertaining to director responsibilities, corporate practices, and corporate governance matters for Fannie Mae, Freddie Mac (together, the "Enterprises") and the FHLBanks. In addition, the proposed rule would make certain amendments or additions, including provisions to:

•
Revise existing risk management provisions to better align them with more recent proposals of the FRB, including requirements that the entities adopt an enterprise-wide risk management program and a Chief Risk Officer with certain enumerated responsibilities;

•	Require each entity to maintain a compliance program headed by a compliance officer who reports directly to the chief executive officer;

•	Require each entity’s board to include committees specifically responsible for the following matters: (a) risk management; (b) audit; (c) compensation; and (d) corporate governance;

•
Require each FHLBank to designate in its bylaws a body of law to follow for its corporate governance practices and governance issues that may arise for which no federal law controls, choosing from (a) the law of the jurisdiction in which the FHLBank maintains its principal office; (b) the Delaware General Corporation Law; or (c) the Revised Model Business Corporation Act; and

•
Subject an entity’s indemnification policies to review by the Finance Agency for safety and soundness, which may include Finance Agency limitations or prohibitions on indemnification payments for safety and soundness reasons.

Comments on the proposed rule are due by March 31, 2014.

Final Rule on Executive Compensation. On January 28, 2014, the Finance Agency issued a final rule setting forth requirements and processes with respect to compensation provided to executive officers by FHLBanks and the Office of Finance. The final rule addresses the authority of the Director of the Finance Agency to approve, disapprove, modify, prohibit, or withhold compensation of certain executive officers of the FHLBanks and the Office of Finance. The final rule also addresses the Director’s authority to approve, in advance, agreements or contracts of executive officers that provide compensation in connection with termination of employment. The final rule prohibits an FHLBank or the Office of Finance from paying compensation to an executive officer that is not reasonable and comparable with compensation paid by similar businesses for similar duties and responsibilities. Failure by an FHLBank or the Office of Finance to comply with the rule may result in supervisory action by the Finance Agency. The final rule became effective on February 27, 2014.

Final Rule on Golden Parachute Payments. On January 28, 2014, the Finance Agency issued a final rule setting forth the standards that the Finance Agency will take into consideration when limiting or prohibiting golden parachute payments. The primary impact of this final rule is to better conform existing Finance Agency regulations on golden parachutes with FDIC golden parachute regulations. The final rule also limits golden parachute payments made by an FHLBank or the Office of Finance that is assigned a less than satisfactory composite Finance Agency examination rating. The final rule became effective on February 27, 2014.

Final Rule on Stress-Testing Requirements. On September 26, 2013, the Finance Agency issued a final rule that requires each FHLBank to assess annually the potential impact of certain sets of economic and financial conditions, including baseline, adverse, and severely adverse scenarios, on its consolidated earnings, capital, and other related factors, over a nine-quarter forward horizon based on its portfolio as of September 30th. The rule provides that the Finance Agency will annually issue guidance on the scenarios and methodologies to be used in conducting the stress test. Each FHLBank must publicly disclose the results of its severely adverse economic conditions stress test. The final rule became effective October 28, 2013.

Core Mission Assets. The Finance Agency initiated discussions with the FHLBanks to emphasize the importance of mission-related assets (consisting of Advances and mortgage loans held for portfolio). For example, the Finance Agency has noted the importance of making Advances versus other FHLBank activities, such as investing, and has solicited FHLBank feedback on certain proposed core mission ratios. Although the Finance Agency has informally indicated that achieving these targeted ratios may not be required by regulation or otherwise, and that we are not expected to divest assets or otherwise restructure our balance sheet in response to this regulatory focus on mission-related assets, over time the composition of our assets could be affected, which could adversely impact our results of operations.

Advisory Bulletin on Collateralization of Advances and Other Credit Products Provided to Insurance Company Members. On December 23, 2013, the Finance Agency published a final Advisory Bulletin, 2013-09, that sets forth standards to guide the Finance Agency in its supervision of secured lending to insurance company members by the FHLBanks. The guidance asserts that lending to insurance company members exposes FHLBanks to risks that are not associated with advances to insured depository institution members, arising from differences in each state’s statutory and regulatory regimes and the statutory accounting principles and reporting practices applicable to insurance companies. The standards include consideration of, among other things:

•	an FHLBank’s control of pledged collateral and ensuring it has a first-priority perfected security interest;

•
the use of funding agreements between an FHLBank and an insurance company member to document advances and whether the FHLBank would be recognized as a secured creditor with a first-priority perfected security interest in the collateral;

•
the FHLBank’s documented framework, procedures, methodologies and standards to evaluate an insurance company member's creditworthiness and financial condition, and the value of the pledged collateral; and

•	whether an FHLBank has a written plan for the liquidation of insurance company member collateral.

Joint Proposed Rule on Credit Risk Retention for Asset-backed Securities. On September 20, 2013, the Finance Agency with other United States federal regulators jointly issued a proposed rule that proposes requiring ABS sponsors to retain a minimum of 5% economic interest in a portion of the credit risk of the assets collateralizing the ABS, unless all the securitized assets satisfy specified qualifications. The proposed rule revises an earlier proposed rule on ABS credit risk retention. In general, as with the original proposed rule, the revised proposed rule specifies criteria for qualified residential mortgage, commercial real estate, auto, and commercial loans that would make them exempt from the risk-retention requirement. The criteria for qualified residential mortgages is described in the proposed rulemaking as those underwriting and product features that, based on historical data, are associated with low risk even in periods of a decline in housing prices and of high unemployment. The proposed rule would exempt agency MBS from the risk-retention requirements as long as the sponsoring agency is operating under the conservatorship or receivership of the Finance Agency and fully guarantees the timely payment of principal and interest on all interests in the issued security. Further, MBS issued by any limited-life regulated entity succeeding to either Fannie Mae or Freddie Mac operating with capital support from the United States would be exempt from the risk-retention requirements. Comments on the proposed rule were due by October 31, 2013.

While the impact of this rule on FHLBank operations is uncertain, if adopted as proposed, the rule could reduce the number of loans originated by our members that are eligible to be pledged to us as collateral to the extent that the risk-retention requirements were uneconomic or otherwise had adverse impacts on our members. A reduction in origination of assets that are eligible to be pledged to us as collateral could, in turn, adversely impact demand for Advances. By linking the definitions of "qualified mortgages" and "qualified residential mortgages," the proposed rule could further encourage members to emphasize making qualified mortgages, which may be more readily sold. If our members were to so emphasize making and selling qualified residential mortgages, demand for our Advances (by reducing the amount or value of collateral) and our mortgage loans held for portfolio (by increasing the number of mortgage loans eligible for purchase in these ABS programs) could be affected. The proposed rule also does not authorize our Bank or the other FHLBanks to sell or securitize our AMA held on the balance sheet.

Other Significant Developments.

CFPB Final Rules on Ability to Repay and Qualified Mortgages. In January 2013, the CFPB issued a final rule with an effective date of January 10, 2014, that establishes new standards for mortgage lenders to follow during the loan approval process to determine whether a borrower can afford to repay certain types of loans, including mortgages and other loans secured by a dwelling. The final rule provides for a rebuttable "safe harbor" from consumer claims that a lender did not adequately consider whether a consumer can afford to repay the lender's mortgage, provided that the mortgage meets the requirements of a Qualified Mortgage loan ("QM"). QMs are home loans that are either eligible for purchase by Fannie Mae or Freddie Mac or otherwise satisfy certain underwriting standards. On May 6, 2013, the Finance Agency announced that Fannie Mae and Freddie Mac will no longer purchase a loan that is not a QM under those underwriting standards starting January 10, 2014.

The ability-to-repay underwriting standards require lenders to consider, among other factors, the borrower's current income, current employment status, credit history, monthly mortgage payment, monthly payment for other loan obligations, and total debt-to-income ratio. Further, the QM underwriting standards generally prohibit loans with excessive points and fees, interest-only or negative-amortization features (subject to limited exceptions), or terms greater than 30 years. On the same date it issued the final Ability to Repay/final QM standards, the CFPB also issued a proposal that would allow small financial institutions (generally those with assets under $2 billion) in rural or underserved areas to treat first lien balloon mortgage loans that they offer as QM mortgages.

On May 29, 2013 and July 10, 2013, the CFPB issued additional final rules to amend the final Ability to Repay and QM rule. Among other things, the additional rules (i) allow certain small creditors (generally those with assets under $2 billion) in rural or underserved areas to treat first lien balloon mortgage loans as QMs and (ii) exempt mortgages made by certain CDFIs, Community Housing Development Organizations, Downpayment Assistance Providers of Secondary Financing and nonprofit organizations qualified under Section 501(c)(3) of the Internal Revenue Code from the Ability to Repay (and QM) requirements.

The QM liability safe harbor could provide incentives to lenders, including our members, to limit their mortgage lending to QMs or otherwise reduce their origination of mortgage loans that are not QMs. This approach could reduce the overall level of members' mortgage lending and, in turn, reduce demand for Advances. Additionally, the value and marketability of mortgage loans that are not QMs, including those pledged as collateral to secure Advances, may be adversely affected. Moreover, as a result of the CFPB final rules, we have narrowed our MPP Advantage standards, and currently only purchase mortgages that meet the QM safe harbor requirements.

Regulation of Systemically Important Nonbank Financial Companies. In 2012, the Financial Stability Oversight Council ("Oversight Council") issued a final rule and guidance on the standards and procedures the Oversight Council will follow in determining whether to designate a nonbank financial company for supervision by the FRB and subject that company to certain heightened prudential standards (commonly referred to as a "systemically important financial institution" or "SIFI"). The Oversight Council will analyze a nonbank financial company for possible SIFI designation under a three-stage process based on the size of the nonbank financial company, the potential threat that the nonbank financial company could pose to United States financial stability, and information collected directly from the company. A nonbank financial company that the Oversight Council proposes to designate as a SIFI under this rule has the opportunity to contest the designation.

On April 5, 2013, the Federal Reserve System published a final rule that establishes the requirements for determining when a company is "predominately engaged in financial activities" and thus a "nonbank financial company." The final rule provides that a company is "predominantly engaged in financial activities" and thus a "nonbank financial company" if:

•
as determined in accordance with applicable accounting standards, (i) the consolidated annual gross financial revenues of the company in either of its two most recently completed fiscal years represent 85% or more of the company's consolidated annual gross revenues in that fiscal year, or (ii) the company's consolidated total financial assets as of the end of either of its two most recently completed fiscal years represent 85% or more of the company's consolidated total assets as of the end that fiscal year; or

•
based on all the facts and circumstances, it is determined by the Oversight Council, with respect to the definition of a "nonbank financial company," or the FRB, with respect to the definition of a "significant nonbank financial company," that (i) the consolidated annual gross financial revenues of the company represent 85% or more of the company's consolidated annual gross revenues, or (ii) the consolidated total financial assets of the company represent 85% or more of the company's consolidated total assets.

The final rule also defines the terms "significant nonbank financial company" to mean (i) any nonbank financial company supervised by the FRB; and (ii) any other nonbank financial company that had $50 billion or more in total consolidated assets as of the end of its most recently completed fiscal year; and "significant bank holding company" to mean "any bank holding company or company that is, or is treated in the United States as, a bank holding company, that had $50 billion or more in total consolidated assets as of the end of the most recently completed calendar year."

The Bank may be deemed to be a nonbank financial company. To date, the Bank has not received any request for information or communication from the Oversight Council pursuant to the final rule and guidance. Designation as a SIFI could adversely impact the Bank’s operations and business if additional FRB standards result in additional costs, liquidity or capital requirements, and/or restrictions on the Bank’s business activities.

Housing Finance and Housing GSE Reform. The Bank expects Congress to continue to consider reforms for United States housing finance and the regulated entities, including the resolution of Fannie Mae and Freddie Mac. Legislation has been introduced in both the House of Representatives and the Senate that would wind down the Enterprises and replace them with a new finance system to support the secondary mortgage market. On June 25, 2013, a bill entitled the Housing Finance Reform and Taxpayer Protection Act of 2013 (the "Housing Finance Reform Act") was introduced in the Senate with bipartisan support. On July 11, 2013, Republican leaders of the House Financial Services Committee submitted a proposal entitled the Protecting American Taxpayers and Homeowners Act of 2013 (the "PATH Act"). Both proposals would have direct implications for the FHLBanks if enacted.

While both proposals reflect the Finance Agency’s recent efforts to lay the groundwork for a new United States housing finance structure by creating a common securitization platform and establishing national standards for mortgage securitization, they differ on the role of the federal government in the revamped housing finance structure. The Housing Finance Reform Act would establish the Federal Mortgage Insurance Corporation (the "FMIC") as an independent agency in the federal government, replacing the Finance Agency as the primary federal regulator of the FHLBanks. The FMIC would, among other things, facilitate the securitization of eligible mortgages by insuring covered securities in a catastrophic risk position. The FHLBanks, or a new subsidiary of one or more FHLBanks, would be allowed to apply to become an approved issuer of covered securities to facilitate access to the secondary market for smaller community mortgage lenders. Any covered MBS issued by the FHLBanks would not be issued as a Consolidated Obligation and would not be treated as a joint and several obligation of any FHLBank that has not elected to participate in such issuance.

By contrast, the PATH Act would effectively eliminate any government guarantee of conventional, conforming mortgages except for FHA, VA, and similar loans designed to serve first-time homebuyers and low- and moderate-income borrowers. The FHLBanks would be authorized to act as aggregators of mortgages for securitization through a newly established common market utility.

The PATH Act would also revamp the statutory provisions governing the board composition of the FHLBanks. Among other things, for merging FHLBanks, the number of directors would be capped at 15 and the number of member directors allocated to a state would be capped at 2 until each state has at least 1 member director. In addition, the Finance Agency would be given the authority, consistent with the authority of other banking regulators, to regulate and examine certain vendors of an FHLBank or an Enterprise. Also, the PATH Act would remove the requirement that the Finance Agency adopt regulations establishing standards of community investment or service for FHLBanks’ members.

The Bank expects Congress to consider these and other changes to the United States housing finance system in the coming months. Any such proposal could have consequences for the FHLBank System and affect our ability to provide readily accessible liquidity to our members. However, given the uncertainty of the Congressional process, it is impossible to determine at this time whether or when legislation for housing GSE or housing finance reform will be enacted, or the provisions of any such legislation. The ultimate effects of these efforts on the FHLBanks are unknown and will depend on the specific provisions of the legislation or other changes, if any, that ultimately are adopted and implemented.

Money Market Mutual Fund ("MMF") Reform. In 2012, the Oversight Council proposed recommendations for structural reforms of MMFs. The Oversight Council has stated that such reforms are intended to address the structural vulnerabilities of MMFs. In addition, on June 19, 2013, the SEC proposed two alternatives for amending rules that govern MMFs under the Investment Company Act of 1940. The first alternative proposal would require non-government institutional MMFs to sell and redeem shares based on the current market-based value of the securities in their underlying portfolios. The second alternative proposal would require MMFs to generally impose a liquidity fee if a fund's liquidity levels fall below a specified threshold and would permit the funds to suspend redemptions temporarily. As government money market funds are exempt from implementing these changes, these potential changes are not expected to have negative consequences for FHLBank debt demand. However, the potential exists for refinement of the proposed changes. MMFs historically have been important buyers of FHLBank System Consolidated Obligations, so the demand for FHLBank System Consolidated Obligations may be impacted by the structural reform ultimately adopted.

Basel Committee on Banking Supervision - Final Capital Framework. In July 2013, the FRB and the OCC adopted a final rule, and the FDIC (together with the FRB and the OCC, the "Financial Regulators") adopted an interim final rule (which was amended September 10, 2013), establishing new minimum capital standards for financial institutions to incorporate the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision. The FHLBanks are not required to meet Basel III requirements, but many FHLBank depository financial institution members are subject to these new requirements. The new capital framework includes, among other things:

•	a new common equity tier 1 minimum capital requirement, a higher minimum tier 1 capital requirement, and an additional capital conservation buffer;

•	revised methodologies for calculation of risk-weighted assets to enhance risk sensitivity; and

•	a supplementary leverage ratio for financial institutions subject to the "advanced approaches" risk-based capital rules.

The new framework could require some of our members to divest assets in order to comply with the more stringent capital requirements, thereby tending to decrease their need for advances. The requirements may also adversely impact investor demand for Consolidated Obligations to the extent that impacted institutions divest or limit their investments in Consolidated Obligations. Conversely, the new requirements could create incentives for members to use term advances to create and maintain balance-sheet liquidity. Our members must begin to comply with the final rule by January 1, 2015, although some larger FHLBank System members were required to begin to comply by January 1, 2014.

Basel Committee on Banking Supervision - Liquidity Standards. On November 29, 2013, the FRB, OCC, and FDIC published a joint notice of proposed rulemaking regarding liquidity standards that would apply, with some exceptions, to the following:

•	all banking organizations with $250 billion or more in consolidated assets and their depository institution subsidiaries holding $10 billion or more in consolidated assets;

•	all banking organizations that have $10 billion or more in foreign on-balance sheet exposures and their depository institution subsidiaries with at least $10 billion in assets; and

•
non-banking financial organizations that have been designated as SIFIs by the Financial Stability Oversight Board and are, therefore, subject to FRB supervision (collectively, "Covered Organizations").

The joint rulemaking liquidity coverage ratio ("LCR") standard requires a Covered Organization to maintain sufficient amounts of high quality liquid assets ("HQLA") to withstand a 30-day run on the Covered Organization following severe economic stress. To test the sufficiency of the liquidity reserve, the LCR specifies a "stress test" with stipulated deposit outflows and other liquidity demands. The FRB has also proposed to require compliance with an LCR for any depository institution holding company with $50 billion or more in assets that is not large enough to be a Covered Organization. The modified standard would apply a 21-day stress test rather than the 30-day stress test applicable to larger institutions.

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

HQLA are divided into three classes or levels. Level 1 assets can be used to meet the liquidity test without limit. Level 2A assets can be counted for liquidity purposes, but are subject to a 15% haircut. Level 2B assets are subject to a 50% haircut. In addition, the aggregate amount of Level 2A and 2B assets cannot count toward more than 40% of the total required stock of HQLA, and Level 2B assets cannot count toward more than 15% of the total required amount. FHLBank Consolidated Obligations are considered Level 2A liquidity assets. They are, therefore, subject to a 15% haircut from market value and they are included in the pool of assets that is capped at 40% of the liquidity requirement. This haircut could make it more costly for Covered Organizations to hold Consolidated Obligations, which could decrease demand for our Consolidated Obligations.

Assets qualifying as HQLA that have been pledged to or deposited with an FHLBank but have not been used to generate liquidity may be included in the Covered Organization’s liquidity pool. No liquidity credit is given for unused capacity to obtain additional FHLBank Advances, notwithstanding that FHLBank Advances were designed to provide liquidity.

As noted above, the LCR standard requires a Covered Organization to hold sufficient HQLA to meet expected net cash outflows during a 30-day stress test. Net cash outflows is the total amount of predicted cash outflows less the total amount of predicted cash inflows during the stress period. The joint proposed rulemaking specifies how the net cash outflow should be calculated. For example, all types of secured funding, including FHLBank Advances, are subject to assumed outflow rates based on the quality of the assets securing the loan. If the funding is secured by Level 1 assets, the assumption is that there will be no outflow. The outflow rate is assumed to be 15% to the extent the collateral is a Level 2A asset. The outflow rate is set at 25% to the extent the collateral is a Level 2B asset and the counterparty is a GSE, such as an FHLBank or a sovereign entity. If the counterparty is not a GSE or sovereign entity, the outflow rate is increased to 50%. For purposes of determining cash outflows, extensions of credit from Federal Reserve Banks and FHLBank Advances are treated the same.

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

This joint notice of proposed rulemaking provides for a phase-in of the liquidity requirement beginning on January 1, 2015. For calendar years 2015 and 2016, a Covered Organization must hold 80% and 90%, respectively, of the required amount of HQLA. Beginning on January 1, 2017 the Covered Organization must fully comply with these requirements. We continue to study the potential ramifications of this proposal. At this time, the impact of this rule on the FHLBanks is uncertain. However, we anticipate that the rule, if adopted as proposed, could negatively impact the demand for and cost of our Consolidated Obligations and also affect demand for FHLBank Advances.

FinCEN Anti-Money Laundering Program and Suspicious Activity Report Filing Final Rule. On February 20, 2014, the Financial Crimes Enforcement Network ("FinCEN") approved a final rule that requires the FHLBanks and the Enterprises to comply with certain requirements of the Bank Secrecy Act, as amended by the USA PATRIOT Act. The final rule will require us to establish an anti-money laundering program and to report suspicious transactions directly to FinCEN. The final rule takes effect on April 28, 2014, and we must be in compliance with the final rule by August 25, 2014.

National Credit Union Administration ("NCUA") Proposed Rule on Access to Emergency Liquidity. On October 30, 2013, the NCUA published a final rule requiring, among other things, that federally-insured credit unions with assets of $250 million or more must maintain access to at least one federal liquidity source for use in times of financial emergency and distressed economic circumstances. This access must be demonstrated through direct or indirect membership in the Central Liquidity Facility (a United States government corporation created to improve the general financial stability of credit unions by serving as a liquidity lender to credit unions) or by establishing access to the Federal Reserve’s discount window. The final rule does not include FHLBank membership as an emergency liquidity source. Accordingly, the final rule may adversely impact our results of operations if it causes our federally-insured credit union members to favor these federal liquidity sources over FHLBank membership or Advances.

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

The Finance Agency establishes certain risk-related compliance requirements. In addition, our board of directors establishes risk-related requirements that are documented in our RMP, which serves as the key policy to address our exposures to market, credit, liquidity, operations and business risks. Effective risk management programs not only include conformance to specific risk management practices through RMP requirements but also the active involvement of our board of directors. Our board of directors has established a Risk Oversight Committee that provides focus and direction for our risk management process. Further, pursuant to the RMP, we established the following internal management committees to focus on risk management, among other duties:

•	Executive Management Committee

•	Facilitates planning, coordination and communication among our operating divisions and the other committees

•	Focuses on leadership, teamwork and our resources to best serve organizational priorities

•	Generally oversees the other committees' activities on an exception basis

•	Member Services Committee

•	Focuses on new and existing member services and products and oversees the effectiveness of the risk mitigation framework for member services and products

•	Capital Markets Committee

•	Focuses on risk-taking business activities in relation to how certain market conditions affect our business decisions

•	Risk Committee

•	Responsible for the identification, monitoring, measurement, evaluation and reporting of risks

•
Promotes cross-functional communication and exchange of ideas pertaining to oversight of our risk profile in accordance with guidelines and objectives established by our board of directors and senior management

•	IT Steering Committee

•	Monitors our technology-related activities, strategies, and risk positions and issues

•	Promotes cross-functional communication and exchange of ideas pertaining to the technology directions and actions undertaken to achieve our strategic and financial objectives

Each of the committees is responsible for overseeing its respective business activities in accordance with specified policies, in addition to ongoing consideration of pertinent issues.

We have a formal process for the assessment of Bank-wide risk and risk-related issues. Our risk assessment process is designed to identify and evaluate all material risks, including both quantitative and qualitative aspects, which could adversely affect achievement of our financial performance objectives and compliance with applicable requirements. Business unit managers play a significant role in this process, as they are best positioned to understand and identify the risks inherent in their respective operations. These assessments evaluate the inherent risks within each of the key processes as well as the controls and strategies in place to manage those risks, identify any primary weaknesses, and recommend actions that should be undertaken to address the identified weaknesses. The results of these assessments are summarized in an annual risk assessment report, which is reviewed by senior management and our board of directors.

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

Advances. We manage our exposure to credit risk on Advances through a combination of our security interests in assets pledged by our borrowers and ongoing reviews of our borrowers' financial condition. Section 10(a) of the Bank Act prohibits us from making an Advance without sufficient collateral to secure the Advance. Security is provided via thorough underwriting and establishing a perfected position in eligible assets pledged by the borrower as collateral before an Advance is made. Although we have never experienced a credit loss on an Advance to a member, unfavorable economic conditions have increased our credit risk and led us to enhance our collateral review and monitoring.

Each member's collateral reporting requirement is based on its collateral status, which reflects its financial condition and type of institution, and our review of conflicting liens, with our level of control increasing when a borrower's financial performance deteriorates. We continually evaluate the quality and value of collateral pledged to support Advances and work with members to improve the accuracy of valuations. Credit analyses are performed on existing borrowers, with the frequency and scope determined by the financial condition of the borrower and/or the amount of our credit products outstanding.

Generally, we maintain a credit products borrowing limit of 50% of a depository member's adjusted assets, defined as total assets less borrowings from all sources. As of December 31, 2013, we had no Advances outstanding from a depository member whose total credit products exceeded 50% of its adjusted assets.

Effective June 3, 2013, insurance company members whose total credit products exceed a borrowing threshold of 15% of general account assets less borrowed money require additional approval by our Bank as provided for in our credit policy. Credit services underwriting will make a recommendation based upon a number of factors that may include the member's financial condition, collateral quality, business plan and earnings stability. These members are monitored more closely on an ongoing basis. As of December 31, 2013, we had Advances outstanding, at par, of $3.7 billion from five of our insurance company members whose total credit products included Advances outstanding that exceeded 15% of its general accounts assets less borrowed money. Beginning on March 21, 2014, we expect that this threshold will be established by management on a case-by-case basis for our captive insurance members based upon a review and recommendation by credit services underwriting.

Advances to our insurance company members have increased from 49% of total Advances, at par as of December 31, 2012 to 61% of total Advances, at par as of December 31, 2013. As of December 31, 2013, approximately 79% of total assets owned by institutions eligible for membership in our district were owned by insurance companies. We believe that Advances outstanding to our insurance company members and the relative percentage of their Advances to the total could continue to increase. Although insurance companies represent significant growth opportunities for our credit products, they have different risk characteristics than our depository members. Some of the ways we mitigate this risk include requiring insurance companies to deliver collateral to us or our custodian and using insurance-specific credit scoring models as part of our ongoing evaluation of our insurance company members' financial strength.

Concentration. Our credit risk is magnified due to the concentration of Advances in a few borrowers. As of December 31, 2013, our top two borrowers held 24% of total Advances outstanding, at par, and our top five borrowers held 42% of total Advances outstanding, at par. Because of this concentration in Advances, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we analyze the implications to our financial management and profitability if we were to lose the business of one of these borrowers.

Overview of Collateral Requirements. We generally require all borrowers to execute a security agreement that grants us a blanket lien on substantially all assets of the member. Our agreements with our borrowers require each borrowing entity to fully secure all outstanding extensions of credit at all times, including Advances, accrued interest receivable, standby letters of credit, correspondent services, AHP transactions, and all indebtedness, liabilities or obligations arising or incurred as a result of a member transacting business with our Bank. We may also require a member to pledge additional collateral to cover exposure resulting from any applicable prepayment fees on Advances.

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

In addition to our internal credit risk management policies and procedures, Section 10(e) of the Bank Act affords priority of any security interest granted to us, by a member or such member's affiliate, over the claims or rights of any other party, including any receiver, conservator, trustee, or similar entity that has the rights of a lien creditor, except for claims held by bona fide purchasers for value or by parties that are secured by prior perfected security interests, provided that such claims would otherwise be entitled to priority under applicable law. Moreover, with respect to federally insured depository institution borrowers, our claims are given certain preferences pursuant to the receivership provisions of the Federal Deposit Insurance Act. With respect to insurance company members, however, Congress provided in the McCarran-Ferguson Act of 1945 that state law generally governs the regulation of insurance and shall not be preempted by federal law unless the federal law expressly regulates the business of insurance. Thus, if a court were to determine that the priority provision of Section 10(e) of the Bank Act conflicts with state insurance law applicable to our insurance company members, the court might then determine that the priority of our security interest would be governed by state law, not Section 10(e). Under these circumstances the "super lien" priority protection afforded to our security interest under Section 10(e) may not fully apply when we lend to such insurance company members.

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

Collateral Requirements. In order to mitigate the market, credit, liquidity, operational and business risk associated with collateral, we apply an over-collateralization requirement to the book value or market value of pledged collateral to establish its lending value. Collateral that we have determined to contain a low level of risk, such as United States government obligations, is over-collateralized at a lower rate than collateral that carries a higher level of risk, such as small business loans. The over-collateralization requirement applied to asset classes may vary depending on collateral status, since lower requirements are applied as our levels of information and control over the assets increase.

The following table shows the lendable values on assets pledged by borrowers on Blanket, Specific Listings and Possession. Lendable value is the borrower's borrowing capacity, based upon collateral pledged after a market value has been estimated (excluding collateral pledged through blanket reporting), and an over-collateralization requirement has been applied.

	December 31, 2013
	Lendable Value	Average Effective
Type of Collateral	% Applied to Collateral	Lendable Value %
Blanket:
Single-family mortgage loans	53%-75%	67%
Multi-family mortgage loans	39%-61%	54%
ORERC - home equity loans/lines of credit	18%-40%	39%
CFI collateral	15%-50%	41%
ORERC - commercial real estate	22%-50%	44%

Specific Listings:
Single-family mortgage loans	48%-80%	69%
FHA/VA loans	71%-79%	77%
Multi-family mortgage loans	45%-63%	56%
ORERC - home equity loans/lines of credit	15%-39%	26%
CFI collateral	30%-47%	38%
ORERC - commercial real estate	27%-57%	46%

Possession (Delivered Collateral):
Cash, U.S. Government/U.S. Treasury securities	91%-100%	96%
U.S. agency securities	85%-95%	94%
U.S. agency MBS/CMOs	69%-95%	94%
Private-label MBS and CMOs	54%-91%	74%
ORERC - Commercial MBS	53%-87%	81%
Single-family mortgage loans	27%-76%	63%
FHA/VA loans	76%	76%
Multi-family mortgage loans	43%-64%	58%
Other government-guaranteed mortgage loans	72%	72%
ORERC - home equity loans/lines of credit	9%-37%	30%
CFI collateral	20%	20%
ORERC - commercial real estate	29%-56%	45%
ORERC - home equity MBS/ABS	74%	74%

We have made changes to, and continue to update, our internal valuation model to gain greater consistency between model-generated valuations and observed market prices, resulting in adjustments to lendable values on whole loan collateral. We routinely engage outside pricing vendors to benchmark our modeled pricing on residential and commercial real estate collateral, and we modify valuations where appropriate.

The following table provides information regarding credit products outstanding with member and non-member borrowers based on their reporting status at December 31, 2013, along with their corresponding collateral balances. The table only lists collateral that was identified and pledged by members and non-members with outstanding credit products at December 31, 2013, and does not include all assets against which we have liens via our security agreements and UCC filings ($ amounts in millions).

	# of Borrowers	Lendable Value (1)	Credit Outstanding (2)	1st lien Residential	ORERC/CFI	Securities/Delivery	Total Collateral	Average Collateral Ratios (3)
Blanket	64	$4,173	$1,247	$5,471	$1,113	$2	$6,586	528.2%
Hybrid	46	5,793	2,368	5,085	2,258	1,628	8,971	378.9%
Listings	79	5,841	1,957	6,063	1,285	1,198	8,546	436.6%
Possession	42	15,294	11,823	5,726	7,329	10,993	24,048	203.4%
Total	231	$31,101	$17,395	$22,345	$11,985	$13,821	$48,151	276.8%

(1)
Lendable Value is the borrowing capacity, based upon collateral pledged after a market value has been estimated (excluding blanket-pledged collateral) and an over-collateralization requirement has been applied.

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

Short-Term Investments. Our short-term investment portfolio typically includes Federal Funds Sold, which can be overnight or term placements of our funds. We place these funds with large, high-quality financial institutions with investment-grade long-term credit ratings on an unsecured basis for terms of up to 275 days. Our short-term investment portfolio typically includes Securities Purchased Under Agreements to Resell, which are secured by United States Treasuries and mature overnight. Although we are permitted to purchase these securities in terms of up to 275 days, most such purchases typically mature overnight. At December 31, 2013, we had no unsecured credit exposure related to short-term instruments.

We monitor counterparty creditworthiness, ratings, performance, and capital adequacy in an effort to mitigate unsecured credit risk on the short-term investments, with an emphasis on the potential impacts of changes in global economic conditions. As a result, we may limit or suspend exposure to certain counterparties.

Finance Agency regulations include limits on the amount of unsecured credit we may extend to a private counterparty or to a group of affiliated counterparties. This limit is based on a percentage of eligible regulatory capital and the counterparty's long-term NRSRO credit rating. Under these regulations, (i) the level of eligible regulatory capital is determined as the lesser of our total regulatory capital or the eligible amount of regulatory capital of the counterparty; (ii) the eligible amount of regulatory capital is then multiplied by a stated percentage; and (iii) the percentage that we may offer for term extensions of unsecured credit ranges from 1% to 15% based on the counterparty's NRSRO credit rating. The calculation of term extensions of unsecured credit includes on-balance sheet transactions, off-balance sheet commitments and derivative transactions. See Risk Management - Credit Risk Management - Derivatives herein for more information.

The Finance Agency regulation also permits us to extend additional unsecured credit for overnight extensions of credit and for Federal Funds Sold subject to continuing contracts up to a total unsecured exposure to a counterparty of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty's credit rating. As of December 31, 2013, we were in compliance with the regulatory limits established for unsecured credit.

During the year ended December 31, 2013, our unsecured investment credit exposure to United States branches and agency offices of foreign commercial banks was limited to Federal Funds Sold. Unsecured transactions can be conducted only with counterparties that are domiciled in countries that maintain a long-term sovereign rating from S&P of AA or higher. We did not own Federal Funds Sold at December 31, 2013.

We are prohibited by Finance Agency regulation from investing in financial instruments issued by non-United States entities other than those issued by United States branches and agency offices of foreign commercial banks. Our unsecured credit exposures to United States branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet its contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and United States subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. We are in compliance with the regulation and did not own any financial instruments issued by foreign sovereign governments, including those countries that are members of the European Union, as of and for the year ended December 31, 2013.

Long-Term Investments. Our long-term investments include RMBS guaranteed by the housing GSEs (Fannie Mae and Freddie Mac), other U.S. obligations - guaranteed RMBS (Ginnie Mae), and agency debentures issued by Fannie Mae, Freddie Mac, the TVA and the Federal Farm Credit Banks.

Our long-term investments also include private-label RMBS and ABS, which are directly or indirectly secured by underlying mortgage loans. Investments in private-label RMBS and ABS may be purchased as long as the investments are rated with an S&P equivalent rating of AAA at the time of purchase. However, we are subject to credit risk on private-label RMBS and ABS. Each of the private-label RMBS and ABS securities contains one or more of the following forms of credit protection:

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

A Finance Agency regulation provides that the total of our investments in MBS and ABS, calculated using amortized historical cost, must not exceed 300% of our total regulatory capital, consisting of Retained Earnings, Class B Capital Stock, and MRCS, as of the day we purchase the securities, based on the capital amount most recently reported to the Finance Agency. Generally, our goal is to maintain these investments near the 300% limit. These investments, as a percentage of total regulatory capital, were 308% at December 31, 2013 due to the repurchases of excess stock during 2013. Therefore, we are not currently permitted to purchase additional investments in MBS or ABS.

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

					Below
					Investment
December 31, 2013	AAA	AA	A	BBB	Grade	Total
Short-term investments:
Interest-Bearing Deposits	$—	$1	$—	$—	$—	$1
Securities Purchased Under Agreements to Resell	—	—	—	—	—	—
Federal Funds Sold	—	—	—	—	—	—
Total short-term investments	—	1	—	—	—	1
AFS securities:
GSE and TVA debentures	—	3,163	—	—	—	3,163
Private-label RMBS	—	—	—	—	470	470
Total AFS securities	—	3,163	—	—	470	3,633
HTM securities:
GSE debentures	—	269	—	—	—	269
Other U.S. obligations - guaranteed RMBS	—	3,119	—	—	—	3,119
GSE RMBS	—	3,593	—	—	—	3,593
Private-label RMBS	—	26	27	39	58	150
Private-label ABS	—	—	13	—	2	15
Total HTM securities	—	7,007	40	39	60	7,146
Total investments, carrying value	$—	$10,171	$40	$39	$530	$10,780

Percentage of total	—%	95%	—%	—%	5%	100%

December 31, 2012
Short-term investments:
Interest-Bearing Deposits	$—	$—	$—	$—	$—	$—
Securities Purchased Under Agreements to Resell	—	3,250	—	—	—	3,250
Federal Funds Sold	—	1,400	710	—	—	2,110
Total short-term investments	—	4,650	710	—	—	5,360
AFS securities:
GSE and TVA debentures	—	3,340	—	—	—	3,340
Private-label RMBS	—	—	—	—	640	640
Total AFS securities	—	3,340	—	—	640	3,980
HTM securities:
GSE debentures	—	269	—	—	—	269
Other U.S. obligations - guaranteed RMBS	—	3,124	—	—	—	3,124
GSE RMBS	—	3,859	—	—	—	3,859
Private-label RMBS	1	54	45	52	84	236
Private-label ABS	—	—	15	—	2	17
Total HTM securities	1	7,306	60	52	86	7,505
Total investments, carrying value	$1	$15,296	$770	$52	$726	$16,845

Percentage of total	—%	91%	5%	—%	4%	100%

Private-label RMBS and ABS. Private-label RMBS and ABS are classified as prime, Alt-A or subprime based on the originator's classification at the time of origination or based on classification by an NRSRO upon issuance. Because there is no universally accepted definition of prime, Alt-A or subprime underwriting standards, such classifications are subjective. All private-label RMBS and ABS were rated with an S&P equivalent rating of AAA at the date of purchase.

Our private-label RMBS and ABS are backed by collateral located only in the United States and the District of Columbia. The top five states, by percentage of collateral located in those states as of December 31, 2013, were California (62%), New York (6%), Florida (5%), Connecticut (2%), and Virginia (2%).

The table below presents the UPB of our private-label RMBS and ABS by credit ratings, based on the lowest of Moody's, S&P, or comparable Fitch ratings, each stated in terms of the S&P equivalent, as well as amortized cost, estimated fair value, and OTTI losses, grouped by year of securitization as of December 31, 2013 ($ amounts in millions):

	Year of Securitization
Total Private-label RMBS and ABS	2004 and prior	2005	2006	2007	Total
AAA	$—	$—	$—	$—	$—
AA	26	—	—	—	26
A	40	—	—	—	40
BBB	29	10	—	—	39
Below investment grade:
BB	14	—	—	—	14
B	41	—	—	—	41
CCC	—	173	—	—	173
CC	—	172	—	—	172
C	—	—	—	—	—
D	—	27	58	87	172
Total below investment grade	55	372	58	87	572
Total UPB	$150	$382	$58	$87	$677

Amortized cost	$150	$339	$54	$66	$609
Gross unrealized losses (1)	(5)	—	—	—	(5)
Estimated fair value	146	355	55	75	631

Credit losses (year-to-date) (2):
Total OTTI losses	—	—	—	—	—
Portion reclassified to (from) OCI	—	—	—	—	—
OTTI credit losses	$—	$—	$—	$—	$—

Weighted average percentage of estimated fair value to UPB	97%	93%	95%	86%	93%

(1)	Unrealized losses represent the difference between estimated fair value and amortized cost where estimated fair value is less than amortized cost. These amounts exclude unrealized gains.

(2)	Amounts include OTTI losses for securities held at December 31, 2013 only.

The following table presents the UPB of our private-label RMBS and ABS by collateral type and loan type ($ amounts in millions):

	December 31, 2013			December 31, 2012
	Fixed	Variable		Fixed	Variable
By Collateral Type (1)	Rate	Rate (2) (3)	Total	Rate	Rate (2) (3)	Total
Prime loans	$120	$528	$648	$220	$719	$939
Alt-A loans	14	—	14	58	—	58
Subprime loans	13	2	15	15	2	17
Total, private-label RMBS and ABS, at UPB	$147	$530	$677	$293	$721	$1,014

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

The table below presents, by collateral type, our private-label RMBS and ABS in a gross unrealized loss position at December 31, 2013 ($ amounts in millions):

	December 31, 2013
			Gross	Collateral
		Amortized	Unrealized	Delinquency
By Collateral Type (1)	UPB	Cost	Losses	Rate (2)
Prime	$119	$117	$(3)	10%
Alt-A	12	12	—	10%
Subprime	15	15	(2)	6%
Total, private-label RMBS and ABS	$146	$144	$(5)	10%

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

OTTI Evaluation Process. We evaluate our individual AFS and HTM securities that have been previously OTTI, or are in an unrealized loss position for OTTI, on a quarterly basis as described in Notes to Financial Statements - Note 6 - Other-Than-Temporary Impairment.

Our investments secured by home equity loans are insured by MBIA Insurance Corporation, a monoline bond insurer. The bond insurance on these investments guarantees timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool. We performed analyses to assess the financial strength of this monoline bond insurer to establish an expected case regarding the time horizon of the monoline bond insurer's ability to fulfill its financial obligations and provide credit support. The projected time horizon of credit protection provided by an insurer is a function of claims paying resources and anticipated claims in the future. None of these securities were OTTI for the year ended December 31, 2013.

We continue to monitor the credit quality of our private-label RMBS and ABS, which depends on the actual performance of the underlying loan collateral.

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

In November 2010, we began offering MPP Advantage for conventional mortgage loans. Pools of loans acquired under our original MPP and MPP Advantage program represent 55% and 45%, respectively, of total MPP UPB as of December 31, 2013. The only substantive difference between MPP Advantage and our original MPP for conventional mortgage loans is the credit enhancement structure.

Credit Enhancements. FHA loans comprise 13% of our outstanding MPP loans, at par at December 31, 2013. These loans are backed by insurance provided by the FHA; therefore, we do not require either LRA or SMI coverage for these loans.

Credit enhancements for conventional loans include (in order of priority):

•	PMI (when applicable for the purchase of mortgages with an initial LTV ratio of over 80% at the time of purchase);

•	LRA; and

•	SMI (as applicable) purchased by the seller from a third-party provider naming us as the beneficiary.

We evaluate the recovery and collectability related to PMI/SMI for mortgage loans that we hold. We also evaluate the collectability of outstanding receivables from our PMI/SMI providers related to outstanding and unpaid claims. A number of our mortgage insurers exceed risk-to-capital ratios required by their state insurance regulators. In some cases, such states issued waivers to allow the insurers to continue writing new business in their states. Most waivers are temporary in duration or contain other conditions that the insurers may be unable to continue to meet due to their financial condition or other factors. Given the below-investment grade credit ratings of most of our mortgage insurers and the financial condition of certain of our providers in particular, full recovery associated with the expected amount of our claims for several providers of these policies is uncertain. We continue to closely monitor their financial conditions. See Notes to Financial Statements - Note 9 - Allowance for Credit Losses for more information regarding our estimates of recovery associated with the expected amount of our claims for all providers of these policies in determining our allowance for loan losses at December 31, 2013.

Primary Mortgage Insurance. As of December 31, 2013, we were the beneficiary of PMI coverage on $692.1 million or 14% of conventional mortgage loans. For a conventional loan, PMI, if applicable, covers losses or exposure down to approximately an LTV ratio between 65% and 80% based upon the original appraisal, original LTV ratio, term, and amount of PMI coverage.

The following table presents the PMI providers and related PMI coverage amount on seriously delinquent loans held in our portfolio as of December 31, 2013, and the mortgage insurance company credit ratings as of February 28, 2014 ($ amounts in millions):

			Seriously Delinquent Loans (2)

				PMI Coverage
Mortgage Insurance Company	Credit Rating (1)	Credit Rating Outlook (1)	UPB	Outstanding
MGIC	BB-	Stable	$5	$1
Radian Guaranty, Inc.	BB-	Positive	2	1
Republic Mortgage Insurance Company (3)	NR	N/A	4	1
Genworth	BB-	Positive	3	1
United Guaranty Residential Insurance Corporation	BBB+	Stable	2	—
All Others (4)	NR, NR, BBB+	N/A, N/A, Stable	2	1
Total			$18	$5

(1)	Represents the lowest credit rating and outlook of S&P, Moody's and Fitch stated in terms of the S&P equivalent as of February 28, 2014. NR indicates the insurer is not rated.

(2)	Seriously delinquent loans include loans that are 90 days or more past due or in the process of foreclosure.

(3)
On August 3, 2011, we announced that we would no longer accept Republic Mortgage Insurance Company as a provider of PMI, effective with MDCs committed on or after August 1, 2011. On January 20, 2012, the North Carolina Department of Insurance took possession and control of Republic Mortgage Insurance Company, a subsidiary of Old Republic International Corporation, and, beginning January 19, 2012, Republic Mortgage Insurance Company was authorized to pay only 50% of its claim amounts, with the remaining amount to be paid at a future date when funds become available. On December 3, 2012, Republic Mortgage Insurance Company announced regulatory approval of a plan to pay 60% of its claims amounts for claims settled subsequent to January 19, 2012.

(4)
On October 20, 2011, the Arizona Department of Insurance took possession and control of PMI Mortgage Insurance Co. Beginning October 24, 2011, PMI Mortgage Insurance Co. paid only 50% of its claim amounts with the remaining amount deferred until the company is liquidated. On April 5, 2013, PMI Mortgage Insurance Co. announced regulatory approval of a plan to pay 55% of its claims amounts for claims settled subsequent to October 24, 2011.

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

•
Original MPP. The spread LRA is funded through a reduction to the net yield earned on the loans, and the corresponding purchase price paid to the PFI reflects our reduced net yield. The LRA for each pool of loans is funded monthly at an annual rate ranging from 7 to 10 bps, depending on the terms of the MCC, and is used to pay loan loss claims or is held until the LRA accumulates to a required "release point." The release point is 30 to 85 bps of the then outstanding principal balances of the loans in that pool, depending on the terms of the original contract. If the LRA exceeds the required release point, the excess amount is eligible for return to the PFI(s) that sold us the loans in that pool, generally subject to a minimum 5-year lock-out period and completion of the releases by the 11th year after loan acquisition. SMI provides an additional layer of credit enhancement beyond the LRA. Losses that exceed LRA funds are covered by SMI up to a severity of approximately 50% of the original property value of the loan, depending on the SMI contract terms. We absorb any losses in excess of LRA funds and SMI.

•
MPP Advantage. The LRA for MPP Advantage differs from our original MPP in that the funding of the fixed LRA occurs at the time the loan is acquired and consists of a portion of the principal balance purchased. The LRA funding amount is currently 120 bps of the principal balance of the loans in the pool when purchased. There is no SMI credit enhancement for MPP Advantage. Funds in the LRA not used to pay loan losses may be returned to the PFI subject to a release schedule detailed in each MCC based on the original LRA amount. No LRA funds are returned to the PFI for the first 5 years after acquisition, but such returns are available to be completed by the 26th year after loan acquisition. We absorb any losses in excess of LRA funds.

The following table presents the changes in the LRA for the original MPP and MPP Advantage ($ amounts in millions):

	2013			2012
LRA Activity	Original	Advantage	Total	Original	Advantage	Total
Balance of LRA, beginning of year	$13	$21	$34	$18	$6	$24
Additions	2	13	15	3	15	18
Claims paid	(3)	—	(3)	(7)	—	(7)
Distributions	(1)	—	(1)	(1)	—	(1)
Balance of LRA, end of year	$11	$34	$45	$13	$21	$34

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

Even with the stop-loss provision, the aggregate of the LRA and the amount payable by the SMI provider under an SMI stop-loss contract will be equal to or greater than the amount of credit enhancement required for the pool to have an S&P implied credit rating of at least AA at the time of purchase.

Non-credit losses, such as uninsured property damage losses that are not covered by the SMI, can be recovered from the LRA to the extent that there are available funds prior to a disbursement to the PFI. We absorb any non-credit losses greater than the available LRA.

Credit Risk Exposure to Supplemental Mortgage Insurance Providers. As of December 31, 2013, we were the beneficiary of SMI coverage on mortgage pools with a total UPB of $2.3 billion. Two mortgage insurance companies provide all of the SMI coverage. The following table presents the lowest credit rating and outlook of S&P, Moody's and Fitch stated in terms of the S&P equivalent as of February 28, 2014, and the SMI exposure ($ amounts in millions):

Mortgage Insurance Company	Credit Rating	Credit Rating Outlook	December 31, 2013	December 31, 2012
MGIC	BB-	Stable	$38	$45
Genworth	BB-	Positive	14	19
Total			$52	$64

Finance Agency credit-risk-sharing regulations that authorize the use of SMI require that the providers be rated with at least an S&P equivalent rating of AA- at the time the loans are purchased. With the deterioration in the mortgage markets, we have been unable to meet the Finance Agency regulation's rating requirement because no mortgage insurers that underwrite SMI are currently rated in the second highest rating category or better by any NRSRO. On August 5, 2011, the Finance Agency extended a temporary waiver of this requirement until the subject regulation is amended (which has not yet occurred). Under this extended waiver, we are required to continue evaluating the claims-paying ability of SMI providers, whether to hold additional retained earnings, and any other steps necessary to mitigate any attendant risk associated with using an SMI provider having a rating below the standard established by the AMA regulation.

Apart from these credit enhancements, we have other contractual and legal remedies available to us to manage certain risks posed within our mortgage loans portfolio, such as the risk that a seller (or its successor-in-interest) may breach or be unwilling or unable to perform on its contractual obligations to us. During the year ended December 31, 2013, we exercised our statutory and contractual lien on excess capital stock in the amount of $1.0 million owned by former members in order to enforce our contractual rights under our MPP and our Advances, Pledge and Security Agreement regarding mortgage loans sold to us.

MPF Program. We participated in the MPF Program from its inception through 2002, when we discontinued active participation in favor of our MPP. In 2012, we entered into an MPF Participation Agreement with the FHLBank of Topeka.

Credit risk arising from AMA activities under our participation in mortgage loans originated under the MPF Program falls into three categories: (i) the risk of credit losses arising from our FLA and last loss positions; (ii) the risk that a PFI will not perform as promised with respect to its loss position provided through its CE Obligations on mortgage pools; and (iii) the risk that a third-party insurer (obligated under PMI arrangements) will fail to perform as expected. Should a PMI third-party insurer fail to perform, our credit risk exposure would increase because our FLA is the next layer to absorb credit losses on mortgage loan pools.

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
(iii) FLA, which functions as a tracking mechanism for determining our potential loss exposure under each master commitment prior to the PFI’s CE Obligation; and
(iv) CE Obligation, which absorbs losses in excess of the FLA in order to limit our loss exposure to that of an investor in an MBS that is rated the S&P equivalent of AA by an NRSRO. PFIs must fully collateralize their CE Obligation with assets considered acceptable by the FHLBank of Topeka.

Primary Mortgage Insurance. As of December 31, 2013, we were the beneficiary of PMI coverage on $13.8 million or 3% of conventional mortgage loans. For a conventional loan, PMI, if applicable, covers losses or exposure down to approximately an LTV ratio between 65% and 80% based upon the original appraisal, original LTV ratio, term, and amount of PMI coverage.

FLA and CE Obligation. If losses occur in a master commitment agreement, these losses will either be: (i) recovered through the withholding of future performance-based CE Fees from the PFI or (ii) absorbed by us in the FLA. As of December 31, 2013, our exposure under the FLA was $3.3 million, and CE Obligations available to cover losses in excess of the FLA were $26.3 million.

We may acquire participation interests in different MPF products, namely, Original MPF, MPF 125, and MPF Government. These MPF products are closed loan products in which we purchase loans acquired or closed by the PFI. Under all of these MPF loan products, the PFI performs all traditional retail loan origination functions.

The following table presents a comparison of the different characteristics for each of the MPF products.

Product Name	Size of the FHLBank's FLA	PFI Credit Enhancement Description	CE Fee Paid to PFI	CE Fee Offset (1)	Servicing Fee to PFI
Original MPF	4 bps per year against UPB, accrued monthly	After the FLA, to bring to the S&P equivalent of "AA"	10 bps per year, paid monthly, guaranteed	No	25 bps per year, paid monthly
MPF 125	100 bps fixed based on gross fundings at closing	After the FLA, to bring to the S&P equivalent of "AA"	7 to 10 bps per year, paid monthly, performance based	Yes, to the extent recoverable in future years	25 bps per year, paid monthly
Original MPF for Government Loans	n/a	n/a (unreimbursed servicing expenses only)	n/a	n/a	44 bps per year, paid monthly

(1)
Future payouts of performance-based CE Fees are reduced when losses are allocated to the FLA. The offset is limited to fees payable in a given year but could be reduced in subsequent years. The overall reduction is limited to the FLA amount for the life of the pool of loans covered by a master commitment agreement.

The following table presents an illustration of the FLA and CE Obligation calculation for each conventional MPF product type listed.

Product Name	FLA	CE Obligation
Original MPF	4 bps x UPB, annually (1)	(Loan Level Credit Enhancement (2) x Pool Size Factor (3)) x Gross Fundings
MPF 125	100 bps x loan funding amount	((Loan Level Credit Enhancement x Pool Size Factor) - FLA) x Gross Fundings

(1)	Starts at zero and increases monthly over the life of the master commitment agreement.

(2)	The Loan Level Credit Enhancement represents the weighted average loan level credit enhancement score of the loans sold into the pool of loans covered by the master commitment agreement.

(3)
An NRSRO model Pool Size Factor is applied at the MPF FHLBank level against the total number of loans in portfolio. A Pool Size Factor is greater than one if the number of loans in portfolio is less than 300 in total.

MPP and MPF Loan Characteristics. Two indicators of credit quality are LTV ratios and credit scores provided by FICO®. FICO® provides a commonly used measure to assess a borrower’s credit quality, with scores ranging from a low of 300 to a high of 850. The combination of a lower FICO® score and a higher LTV ratio is a key driver of potential mortgage delinquencies and defaults. The following tables present these two characteristics of our conventional loan portfolios as a percentage of the UPB outstanding ($ amounts in millions):

		% of UPB Outstanding
	December 31, 2013
FICO® SCORE (1)	UPB	Current	Past Due 30-59 Days	Past Due 60-89 Days	Past Due 90 Days or More
619 or less	$8	93.8%	1.2%	0.5%	4.5%
620-659	184	84.4%	5.7%	1.8%	8.1%
660 or higher	5,048	97.6%	0.9%	0.3%	1.2%
Total	$5,240	97.1%	1.1%	0.3%	1.5%

Weighted Average FICO® Score	751

	December 31, 2012
FICO® SCORE (1)	UPB	Current	Past Due 30-59 Days	Past Due 60-89 Days	Past Due 90 Days or More
619 or less	$10	89.4%	4.6%	0.4%	5.6%
620-659	222	83.7%	5.9%	2.5%	7.9%
660 or higher	4,755	96.7%	1.1%	0.4%	1.8%
Total	$4,987	96.1%	1.3%	0.5%	2.1%

Weighted Average FICO® Score	747

Loan-to-Value Ratio (2)	December 31, 2013	December 31, 2012
< = 60%	16%	17%
> 60% to 70%	15%	15%
> 70% to 80%	55%	55%
> 80% to 90% (3)	8%	7%
> 90% (3)	6%	6%
Total	100%	100%

Weighted Average LTV Ratio	73%	72%

(1)	Represents the FICO® score at origination of the lowest scoring borrower for the related loan.

(2)	At origination.

(3)	These conventional loans were required to have PMI at origination.

As of December 31, 2013, 96% of the borrowers in our conventional loan portfolio had FICO® scores greater than 660 at origination and 86% had an LTV ratio of 80% or lower. We believe these measures indicate that these loans have a low risk of default. We do not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy.

MPP and MPF Loan Concentration.The following table presents the percentage of UPB of conventional loans outstanding at December 31, 2013 for the five largest state concentrations, with comparable data at December 31, 2012:

By State	December 31, 2013	December 31, 2012
Indiana	33%	29%
Michigan	26%	25%
Colorado	5%	3%
California	4%	6%
Florida	3%	4%
All others	29%	33%
Total	100%	100%

The mortgage loans purchased through the MPP and the participation interests purchased through the MPF Program are currently dispersed across 50 states and the District of Columbia. No single zip code represented more than 1% of mortgage loans outstanding at December 31, 2013 or 2012. It is likely that the concentration of mortgage loans in Indiana and Michigan will increase in the future due to the loss of the 3 largest MPP sellers in 2006 - 2007 that were our primary sources of nationwide mortgages. The median outstanding size of our mortgage loans was approximately $131 thousand and $130 thousand at December 31, 2013 and 2012, respectively.

MPP and MPF Credit Performance. The UPB of our conventional and FHA loans 90 days or more past due and accruing interest, non-accrual loans and TDRs, along with the allowance for loan losses, are presented in the table below ($ amounts in millions):

	Years Ended December 31,
	2013	2012	2011	2010	2009
Past Due, Non-Accrual and Restructured Loans
Real estate mortgages past due 90 days or more and still accruing interest	$80	$107	$128	$127	$183
Non-accrual loans (1) (2)	1	2	—	—	—
TDRs (3)	17	15	2	—	—

Allowance for Loan Losses on Mortgage Loans (4)
Allowance for loan losses, beginning of the year	$10	$3	$1	$—	$—
Charge-offs	(1)	(1)	(2)	—	—
Provision for (Reversal of) loan losses	(4)	8	4	1	—
Allowance for loan losses, end of the year	$5	$10	$3	$1	$—

(1)	The interest income shortfall on non-accrual loans was less than $1.0 million for the years ended December 31, 2013 and 2012 and was zero for each of the years ended December 31, 2011, 2010 and 2009.

(2)
Non-accrual loans are defined as conventional mortgage loans where either (i) the collection of interest or principal is doubtful (e.g., when a related allowance for credit losses is recorded on a loan considered to be a TDR), or (ii) interest or principal is past due for 90 days or more, except when the loan is well secured and in the process of collection (e.g., through credit enhancements and monthly servicer remittances on a scheduled/scheduled basis).

(3)	Represents TDRs that are still performing at of December 31, 2013.

(4)
Our allowance for loan losses also includes potential claims by servicers for any remaining losses on approximately $14.0 million and $15.7 million of principal that has been paid in full by the servicers at December 31, 2013 and 2012, respectively.

TDRs related to mortgage loans are considered to have occurred when a concession is granted to the debtor related to the debtor's financial difficulties that would not otherwise be considered for economic or legal reasons. We do not participate in government-sponsored loan modification programs. See Notes to Financial Statements - Note 1 - Summary of Significant Accounting Policies and Notes to Financial Statements - Note 9 - Allowance for Credit Losses for more information on modifications and TDRs.

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

The serious delinquency rate for the MPP FHA mortgages was 0.56% at December 31, 2013, compared to 0.38% at December 31, 2012. We rely on insurance provided by the FHA, which generally provides coverage for 100% of the principal balance of the underlying mortgage loan and defaulted interest at the debenture rate. However, we would receive defaulted interest at the contractual rate from the servicer.

The serious delinquency rate for MPP conventional mortgages was 1.56% at December 31, 2013, compared to 2.15% at December 31, 2012. Both rates were below the national serious delinquency rate. There were four seriously delinquent MPF loans at December 31, 2013.

See Notes to Financial Statements - Note 9 - Allowance for Credit Losses for more information.

Derivatives. The Dodd-Frank Act provides for new statutory and regulatory requirements for derivatives transactions, including those we use to hedge our interest rate and other risks. Since June 10, 2013, we have been required to clear certain interest rate swaps that fall within the scope of the first mandatory clearing determination. Beginning in February 2014, certain derivatives designated by the CFTC as "made available to trade" are required to be executed on a swap execution facility.

Our over-the-counter derivative transactions are either (i) executed with a counterparty (bilateral derivatives) or (ii) cleared through a Futures Commission Merchant (i.e., clearing agent) with a Clearinghouse (cleared derivatives).

•
Bilateral Derivatives. We are subject to credit risk due to the potential non-performance by the counterparties to our bilateral derivative transactions. We require collateral agreements with collateral delivery thresholds for our bilateral derivative counterparties. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty must deliver collateral to us if the total market value of our exposure to that counterparty rises above a specific threshold.

•
Cleared Derivatives. We are subject to credit risk due to the potential non-performance by the Clearinghouse and clearing agent because we are required to post initial and variation margin through the clearing agent, on behalf of the Clearinghouse, which exposes us to institutional credit risk if either the clearing agent or the Clearinghouse fails to meet its obligations. Collateral is required to be posted daily for changes in the value of cleared derivatives to mitigate each counterparty's credit risk. In addition, all derivative transactions are subject to mandatory reporting and record-keeping requirements.

The contractual or notional amount of derivative transactions reflects the extent of our participation in the various classes of financial instruments. Our credit risk with respect to derivative transactions is the estimated cost of replacing the derivative positions if there is a default, minus the value of any related collateral. In determining credit risk, we consider accrued interest receivables and payables as well as the netting requirements to net assets and liabilities. See Notes to Financial Statements - Note 11 - Derivatives and Hedging Activities and Recent Accounting and Regulatory Developments herein for more information.

The following table presents key information on derivative counterparties on a settlement date basis using credit ratings from S&P or Moody's, stated in terms of the S&P equivalent ($ amounts in millions):

			Cash Collateral
	Notional	Net Estimated Fair Value	Pledged To (From)	Net Credit
December 31, 2013	Amount	Before Collateral	Counterparty	Exposure
Non-member counterparties:
Asset positions with credit exposure
Bilateral derivatives
AA	$347	$1	$—	$1
A	2,081	—	—	—
Cleared derivatives (1)	9,261	3	3	6
Liability positions with credit exposure
Bilateral derivatives	—	—	—	—
Cleared derivatives (1)	263	—	—	—
Total derivative positions with credit exposure to non-member counterparties	11,952	4	3	7
Member institutions (2)	10	—	—	—
Subtotal - derivative positions with credit exposure	11,962	$4	$3	$7
Derivative positions without credit exposure	17,602
Total derivative positions	$29,564

December 31, 2012
Non-member counterparties:
Asset positions with credit exposure
Bilateral derivatives - A	$1,956	$1	$—	$1
Cleared derivatives (1)	—	—	—	—
Liability positions with credit exposure
Bilateral derivatives	—	—	—	—
Cleared derivatives (1)	—	—	—	—
Total derivative positions with credit exposure to non-member counterparties	1,956	1	—	1
Member institutions (2)	125	—	—	—
Subtotal - derivative positions with credit exposure	2,081	$1	$—	$1
Derivative positions without credit exposure	31,946
Total derivative positions	$34,027

(1)	Represents derivative transactions cleared with a Clearinghouse, which is not rated.

(2)	Includes MDCs from member institutions (MPP) and FHLBank of Topeka PFIs (MPF).

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

Operations Risk Management. Operations risk is the risk of unexpected losses attributable to human error, system or process failures, fraud, unenforceability of contracts, or inadequate internal controls and procedures. Our management has established policies and procedures to mitigate operations risk. Our corporate risk management department conducts a comprehensive annual risk and control assessment that is designed to identify operational risks and evaluate the adequacy of the control structure.

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

We rely heavily on our information systems and other technology to conduct and manage our business. During 2011, we began an enterprise-wide initiative to replace our legacy core banking system. Due to the wholesale nature of our business, retail commercial banking applications will not meet our product, investment, funding and hedging needs. Other outsourcing options are also not readily available or sufficient to meet our needs. Therefore, we have purchased customizable external software to develop this system. During the implementation of this system, which is expected to take several years, along with several other key initiatives simultaneously undertaken, we could be subject to a higher risk of failure or interruption. We believe we have the appropriate controls and processes in place to mitigate this risk. We continue to enhance our focus on project management and quality assurance as part of this implementation.

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

We have not experienced a failure or disruption in our information systems or a cybersecurity event that has had a material adverse impact on our business. However, despite our policies and procedures, some operational risks are beyond our control, and the failure of other parties to adequately address their operational risks could adversely affect us.

Business Risk Management. Business risk is the risk of an adverse impact on profitability resulting from external factors that may occur in both the short and long term. Business risk includes political, strategic, reputation and/or regulatory events that are beyond our control. Our board of directors and management seek to mitigate these risks by, among other actions, maintaining an open and constructive dialogue with regulators, providing input on potential legislation, conducting long-term strategic planning and continually monitoring general economic conditions and the external environment.

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

Market risk is the risk that the market value or estimated fair value of our overall portfolio of assets and liabilities, including derivatives, or our net earnings will decline as a result of changes in interest rates or financial market volatility. Market risk includes the risks related to:

•	movements in interest rates over time;

•	movements in prepayment speeds over time;

•	implied interest rate volatility;

•	the change in the relationship between short-term and long-term interest rates (i.e., the slope of the Consolidated Obligation and LIBOR yield curves);

•	the change in the relationship of FHLBank System debt spreads to relevant indices, primarily LIBOR (commonly referred to as "basis" risk); and

•	the change in the relationship between fixed rates and variable rates.

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

We have significant investments in mortgage loans and MBS. The prepayment options embedded in mortgages can result in extensions or contractions in the expected weighted average life of these investments, depending on changes in interest rates. We primarily manage the interest rate and prepayment risk associated with mortgages through debt issuance, which includes both callable and non-callable debt, to achieve cash-flow patterns and liability durations similar to those expected on the mortgage portfolios. Due to the use of call options and lockouts, and by selecting appropriate maturity sectors, callable debt provides an element of protection for the prepayment risk in the mortgage portfolios. The duration of callable debt, like that of a mortgage, shortens when interest rates decrease and lengthens when interest rates increase.

Significant resources, including analytical computer models and an experienced professional staff, are devoted to assuring that the level of interest-rate risk in the balance sheet is properly measured, thus allowing us to monitor the risk against policy and regulatory limits. We use an asset and liability system to calculate market values under alternative interest rate scenarios. The system analyzes our financial instruments, including derivatives, using broadly accepted algorithms with consistent and appropriate behavioral assumptions, market prices, market data (such as rates, volatility, etc.) and current position data. On at least an annual basis, we review the major assumptions and methodologies used in the model, including discounting curves, spreads for discounting, and prepayment assumptions.

Types of Key Market Risks

Our market risk results from various factors, such as:

•	Interest Rates - Parallel and non-parallel interest rate yield curve fluctuations;

•
Basis Risk - Changes in spreads or valuations between financial assets and the instruments funding the assets caused by asymmetric interest rate movements in different interest rate curves that are linked to the financial assets and the funding instruments;

•
Volatility - Varying values of assets or liabilities with embedded options, such as mortgages and callable bonds, created by the changing expectations of the magnitude or frequency of interest rate fluctuations. Increasing levels of volatility increase the value of embedded options owned;

•
Option-Adjusted Spread - Changes to the value of assets with embedded options, particularly mortgages and MBS, reflecting fluctuations of the value attributed to the embedded options rather than yield curve movements. The option-adjusted spread for mortgage-related assets tends to reflect supply and demand, volatility and other factors for such assets. Widening of option-adjusted spread reduces the market value of an existing mortgage, while tightening of option-adjusted spread tends to increase this market value; and

•
Prepayment Speeds - Variations from expected levels of principal payments on mortgage loans held in a portfolio or supporting an MBS alter their cash flows, yields, and values, particularly in cases where the loans or MBS are acquired at a premium or discount.

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

Duration of Equity. Duration of equity is a measure of interest-rate risk and a primary metric used to manage our market risk exposure. It is an estimate of the percentage change (expressed in years) in our market value of equity that could be caused by a 100 bps parallel upward or downward shift in the interest-rate curves. We value our portfolios using the LIBOR curve, the OIS curve, the CO Curve or external prices. The market value and interest-rate sensitivity of each asset, liability, and off-balance sheet position is determined to compute our duration of equity. We calculate duration of equity using the interest-rate curve as of the date of calculation and for scenarios for which the interest rate curve is 200 bps higher or lower than the base level. Our board of directors determines acceptable ranges for duration of equity. A negative duration of equity suggests adverse exposure to falling rates and a favorable response to rising rates, while a positive duration suggests adverse exposure to rising rates and a favorable response to falling rates.

The following table presents the effective duration of equity levels for our total position, which are subject to internal policy guidelines:

Date	-200 bps*	0 bps	+200 bps
December 31, 2013	0.6 years	(2.0) years	2.1 years
December 31, 2012	(4.2) years	0.3 years	0.4 years

*
Our internal policy guidelines provide for the calculation of the duration of equity in a low-rate environment to be based on the Finance Agency Advisory Bulletin 03-09, as modified September 3, 2008. Under these guidelines, our duration of equity was (2.0) years at December 31, 2013 and 0.3 years at December 31, 2012.

We were in compliance with the duration of equity limits established by our RMP at both dates. The decrease in the base case duration of equity level (0 bps) at December 31, 2013 compared to December 31, 2012 was primarily due to the CO curve shifting upward more than the LIBOR curve, which extended the duration of our debt more than the duration of our assets.

As part of our overall interest rate risk management process, we continue to evaluate strategies to manage interest rate risk. Certain strategies, if implemented, could have an adverse impact on future earnings.

Duration Gap. A related measure of interest-rate risk is duration gap, which is the difference between the estimated durations (market value sensitivity) of assets and liabilities and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. Duration gap measures the sensitivity of assets and liabilities to interest-rate changes. Duration generally indicates the expected change in an instrument's market value resulting from an increase or a decrease in interest rates. Higher duration numbers, whether positive or negative, indicate greater volatility of market value in response to changing interest rates. The duration gap was (3.3) months at December 31, 2013, compared to (0.7) months at December 31, 2012.

Market Risk-Based Capital Requirement. We are subject to the Finance Agency's risk-based capital regulations. This regulatory framework requires the maintenance of sufficient permanent capital to meet the combined credit risk, market risk, and operations risk components. Our permanent capital is defined by the Finance Agency as Class B Stock (including MRCS) and Retained Earnings. The market risk-based capital component is the sum of two factors. The first factor is the market value of the portfolio at risk from movements in interest rates that could occur during times of market stress. This estimation is accomplished through an internal VaR-based modeling approach that was approved by the Finance Board before the implementation of our capital plan. The second factor is the amount, if any, by which the current market value of total regulatory capital is less than 85% of the book value of total regulatory capital.

The VaR approach used for calculating the first factor is primarily based upon historical simulation methodology. The estimation incorporates scenarios that reflect interest-rate shifts, interest-rate volatility, and changes in the shape of the yield curve. These observations are based on historical information from 1978 to the present. When calculating the risk-based capital requirement, the VaR comprising the first factor of the market risk component is defined as the potential dollar loss from adverse market movements, for a holding period of 120 business days, with a 99% confidence interval, based on those historical prices and market rates. The table below presents the VaR ($ amounts in millions):

		Years Ended
Date	VaR	High	Low	Average
December 31, 2013	$289	$289	$126	$212
December 31, 2012	106	166	79	104

Changes in the Ratio of Market Value to Book Value of Equity between Base Rates and Shift Scenarios. We measure potential changes in the market value to book value of equity based on the current month-end level of rates versus the ratio of market value to book value of equity under large parallel rate shifts. This measurement provides information related to the sensitivity of our interest-rate position. The table below presents the ratio of market value to book value of equity:

Date	-200 bps	Base	+200 bps
December 31, 2013	105%	116%	115%
December 31, 2012	97%	100%	102%

The increase in the base case ratio of market value to book value of equity at December 31, 2013 compared to December 31, 2012 was primarily due to the CO curve shifting upward more than the LIBOR curve and our redemptions and repurchases of regulatory capital stock during 2013. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Capital Resources - Excess Stock for more information.

Use of Derivative Hedges

We use derivatives to hedge our market risk exposures. The primary types of derivatives used are interest-rate exchange agreements (swaps) and caps. Interest-rate swaps and caps increase the flexibility of our funding alternatives by providing specific cash flows or characteristics that might not be as readily available or cost effective if obtained in the cash debt market. We do not speculate using derivatives and do not engage in derivatives trading.

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

Hedging Mortgage Loans. We use agency TBAs to temporarily hedge mortgage commitment contracts and positions.

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

The volume of derivative hedges is often expressed in terms of notional amount, which is the amount upon which interest payments are calculated. The following table highlights the notional amounts by type of hedged item, hedging instrument, and hedging objective ($ amounts in millions):

Hedged Item/Hedging Instrument	Hedging Objective	Hedge Accounting Designation	December 31, 2013	December 31, 2012
Advances:
Pay fixed, receive floating interest-rate swap (without options)	Converts the Advance’s fixed rate to a variable rate index.	Fair-value	$7,941	$9,943
Pay fixed, receive floating interest-rate swap (with options)	Converts the Advance’s fixed rate to a variable rate index and offsets option risk in the Advance.	Fair-value	814	1,154
		Economic	—	15
Pay floating with embedded features, receive floating interest-rate swap (non-callable)	Reduces interest rate sensitivity and repricing gaps by converting the Advance’s variable rate to a different variable rate index and/or offsets embedded option risk in the Advance.	Fair-value	3	13
		Economic	5
Pay floating with embedded features, receive floating interest-rate swap (callable)	Reduces interest rate sensitivity and repricing gaps by converting the Advance’s variable rate to a different variable rate index and/or offsets embedded option risk in the Advance.	Fair-value	25	—
Investments:
Pay fixed, receive floating interest-rate swap	Converts the investment’s fixed rate to a variable rate index.	Fair-value	3,017	3,017
Interest-rate cap	Offsets the interest-rate cap embedded in a variable rate investment.	Economic	341	341
Mortgage Loans:
Forward settlement agreement	Protects against changes in market value of fixed rate MDCs resulting from changes in interest rates.	Economic	61	157
CO Bonds:
Receive fixed, pay floating interest-rate swap (without options)	Converts the bond’s fixed rate to a variable rate index.	Fair-value	10,844	13,526
		Economic	600	150
Receive fixed, pay floating interest-rate swap (with options)	Converts the bond’s fixed rate to a variable rate index and offsets option risk in the bond.	Fair-value	3,980	4,335
		Economic	1,015	50
Receive float with embedded features, pay floating interest-rate swap (callable)	Reduces interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or offsets embedded option risk in the bond.	Fair-value	10	45
		Economic	100	—
Receive float with embedded features, pay floating interest rate swap (non-callable)	Reduces interest rate sensitivity and repricing gaps by converting the bond's variable rate to a different variable rate index and/or offsets embedded option risk in the bond.	Fair-value	125	125
Discount Notes:
Receive fixed, pay floating interest-rate swap	Converts the Discount Note’s fixed rate to a variable rate index.	Economic	624	999
Stand-Alone Derivatives:
MDCs	Protects against fair value risk associated with fixed rate mortgage purchase commitments.	Economic	59	157
Total			$29,564	$34,027

The above table includes interest-rate swaps and caps, TBA mortgage loan hedges, and MDCs. Complex swaps include, but are not limited to, step-up and range bonds. The level of different types of derivatives is contingent upon and tends to vary with our balance sheet size, our members' demand for Advances, mortgage loan purchase activity, and Consolidated Obligation issuance levels.

Interest-Rate Swaps. The following table presents the amount swapped by interest-rate payment terms for AFS securities, Advances, CO Bonds, and Discount Notes ($ amounts in millions):

	December 31, 2013			December 31, 2012
Interest-Rate Payment Terms	Total Outstanding	Amount Swapped	% Swapped	Total Outstanding	Amount Swapped	% Swapped
AFS securities:
Total fixed-rate	$3,170	$3,163	99%	$3,390	$3,328	98%
Total variable-rate	436	—	—%	588	—	—%
Total AFS securities, amortized cost	$3,606	$3,163	88%	$3,978	$3,328	84%

Advances:
Total fixed-rate	$13,509	$8,754	65%	$13,911	$11,112	80%
Total variable-rate	3,623	33	1%	3,471	13	—%
Total Advances, par value	$17,132	$8,787	51%	$17,382	$11,125	64%

CO Bonds:
Total fixed-rate	$25,983	$16,414	63%	$26,691	$17,221	65%
Total variable-rate	660	235	36%	645	170	26%
Total CO Bonds, par value	$26,643	$16,649	62%	$27,336	$17,391	64%

Discount Notes:
Total fixed-rate	$7,436	$625	8%	$8,926	$1,000	11%
Total variable-rate	—	—	—%	—	—	—%
Total Discount Notes, par value	$7,436	$625	8%	$8,926	$1,000	11%

See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk Management - Derivatives for information on credit risk related to derivatives.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be included in this Annual Report on Form 10-K, including the Report of the Independent Registered Public Accounting Firm, begin on page F-1.

Quarterly Results

Supplementary unaudited financial data for each full quarter within the two years ended December 31, 2013 and 2012 are included in the tables below ($ amounts in millions).

Statement of Income	1st Quarter 2013	2nd Quarter 2013	3rd Quarter 2013	4th Quarter 2013	Total
Total Interest Income	$144	$144	$134	$145	$567
Total Interest Expense	84	83	82	80	329
Net Interest Income	60	61	52	65	238
Provision for (Reversal of) Credit Losses	(4)	—	—	—	(4)
Net Interest Income After Provision for Credit Losses	64	61	52	65	242
Total Other Income (Loss)	(5)	33	—	41	69
Total Other Expenses	15	16	20	17	68
Income Before Assessments	44	78	32	89	243
AHP Assessments	5	8	3	9	25
Net Income	$39	$70	$29	$80	$218

Statement of Income	1st Quarter 2012	2nd Quarter 2012	3rd Quarter 2012	4th Quarter 2012	Total
Total Interest Income	$171	$163	$158	$153	$645
Total Interest Expense	109	103	99	92	403
Net Interest Income	62	60	59	61	242
Provision for Credit Losses	—	2	6	—	8
Net Interest Income After Provision for Credit Losses	62	58	53	61	234
Total Other Income (Loss)	(1)	(5)	(2)	(5)	(13)
Total Other Expenses	15	15	14	16	60
Income Before Assessments	46	38	37	40	161
AHP Assessments	5	4	4	5	18
Net Income	$41	$34	$33	$35	$143

Deposits

A summary of the average rates we paid on Interest-Bearing Deposits that were greater than 10% of average total deposits is presented in the following table ($ amounts in millions):

	Years Ended December 31,
Type of Deposit	2013	2012	2011
Interest-Bearing Overnight Deposits:
Average balance	$402	$496	$733
Average rate paid	0.01%	0.01%	0.02%
Interest-Bearing Demand Deposits:
Average balance	$473	$426	$289
Average rate paid	0.01%	0.01%	0.01%

A summary of our time deposits in amounts of $100 thousand or more is presented in the following table ($ amounts in millions):

Term to Maturity	December 31, 2013	December 31, 2012
3 months or less	$1	$—
Over 3 months through 6 months	1	1
Over 6 months through 12 months	1	1
Over 12 months	—	—
Total	$3	$2

Short-term Borrowings

A summary of our short-term borrowings for which the average balance outstanding exceeded 30% of capital is presented in the table below ($ amounts in millions):

	Discount Notes			Consolidated Obligation Bonds With Original Maturities of One Year or Less
Short-term Borrowings	2013	2012	2011	2013	2012	2011
Outstanding at year end	$7,435	$8,924	$6,536	$9,734	$6,137	$5,995
Weighted average rate at year end	0.12%	0.15%	0.07%	0.12%	0.19%	0.15%
Daily average outstanding for the year	$8,041	$7,670	$7,980	$7,596	$4,850	$8,257
Weighted average rate for the year	0.10%	0.10%	0.10%	0.15%	0.19%	0.27%
Highest outstanding at any month end	$8,910	$9,561	$9,993	$9,984	$6,137	$11,430

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act of 1934, as amended
("Exchange Act"), is: (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and (b) accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal accounting officer, to allow timely decisions regarding required disclosures. As of December 31, 2013, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer), Chief Financial Officer (the principal financial officer) and Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The Federal Home Loan Bank Act of 1932, as amended ("Bank Act"), divides the directorships of the twelve Federal Home Loan Banks ("FHLBanks") into two categories, "member" directorships and "independent" directorships. Both types of directorships are filled by a vote of the members. Elections for member directors are held on a state-by-state basis. Member directors are elected by a plurality vote of the members in their state, and each must be an officer or director of a Federal Home Loan Bank ("FHLBank") member institution located in that state. Independent directors are elected at-large by all the members in our district without regard to the state. No member of management of an FHLBank may serve as a director of an FHLBank.

Under the Bank Act, member directorships must always make up a majority of the board of directors' seats, and the independent directorships must comprise at least 40% of the entire board of directors. Federal Housing Finance Agency ("Finance Agency") Orders issued June 5, 2013 and June 21, 2013 provide that we have seventeen seats on our board of directors for 2014, consisting of five Indiana member directors, four Michigan member directors, and eight independent directors. The term of office for directors elected after July 30, 2008 is four years, unless otherwise adjusted by the Director of the Finance Agency in order to achieve an appropriate staggering of terms, with approximately one-fourth of the directors' terms expiring each year. Directors may not serve more than three consecutive full terms.

Finance Agency regulations permit, but do not require, the board of directors to conduct an annual assessment of the skills and experience possessed by the board of directors as a whole and to determine whether the capabilities of the board of directors would be enhanced through the addition of individuals with particular skills and experience. We may identify those qualifications and inform the voting members as part of our nomination and balloting process; however, by regulation as described below, we may not exclude a member director nominee from the election ballot on the basis of those qualifications. For the 2013 director elections, our board of directors listed in its request for nominations certain desirable candidate financial and industry experiences, but no particular qualifications beyond the eligibility criteria were required as part of the nomination, balloting and election process.

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

The Bank Act prohibits an independent director from serving as an officer of any FHLBank and from serving as a director, officer, or employee of any member of the FHLBank on whose board the independent director sits, or of any recipient of any secured loan to members, former members or non-member state and/or local housing authority that meets certain statutory and regulatory criteria ("Advance") from that FHLBank.

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

Under Finance Agency regulations, if the board of directors nominates just one independent director candidate for each open seat, each candidate must receive at least 20% of the votes that are eligible to be cast in order for that individual to be elected. If there is more than one candidate for each open independent director seat, then the requirement that the elected candidate must receive at least 20% of the votes eligible to be cast does not apply.

Board of Directors Vacancies. Under Finance Agency regulations, if a vacancy occurs on an FHLBank's board of directors, the board of directors shall elect, by a majority vote of the remaining directors, an individual to fill the unexpired term of office of the vacant directorship. Any individual so elected must satisfy all eligibility requirements of the Bank Act and Finance Agency regulations applicable to his or her predecessor, including any requirements relating to independent directorships, if applicable. Before an election to fill a vacant directorship, the FHLBank must obtain an executed eligibility certification form from each individual being considered to fill the vacancy, and must verify each individual's eligibility and, as to independent directors, his or her qualifications. Before electing an independent director, the FHLBank shall deliver to the Finance Agency for review a copy of the application form of each individual being considered by the board of directors. Promptly following an election to fill a vacancy on the board of directors, the FHLBank shall send a notice to its members and the Finance Agency providing certain information about the elected director, including his or her name, company affiliation, title, term expiration date and (for member directors) the voting state that the director represents. We had no vacancy occur on our board of directors during 2013.
2013 Member and Independent Director Elections. Voting rights and processes with respect to the election of member directors and independent directors are set forth in the Bank Act and Finance Agency regulations. For the election of both member directors and independent directors, each eligible institution is entitled to cast one vote for each share of stock that it was required to hold as of the record date; however, the number of votes that a member institution may cast for each directorship cannot exceed the average number of shares of stock that were required to be held by all member institutions located in that state on the record date.

The only matter submitted to a vote of our shareholders in 2013 was the election of two Indiana member directors and two independent directors, which occurred in the fourth quarter. In 2013 the nomination of member directors and independent directors was conducted by mail, and the election was conducted electronically. No meeting of the members was held with regard to either election. The board of directors does not solicit proxies, nor are eligible institutions permitted to solicit or use proxies to cast their votes in an election for directors. The election was conducted in accordance with the Bank Act and Finance Agency regulations. See our Form 8-K filed with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 as amended ("Exchange Act") on November 6, 2013 for more information regarding our election of directors.

Our directors are listed in the table below. The information below includes all directors that served in 2013 and current directors as of March 14, 2014.

Name	Age	Director Since	Term Expiration	Independent (elected by District) or Member (elected by State)
James D. MacPhee, Chair (1)	66	1/1/2008	12/31/2014	Member (MI)
Michael J. Hannigan, Jr., Vice Chair (2)	69	4/24/2007	12/31/2017	Independent
Jonathan P. Bradford (3)	64	4/24/2007	12/31/2016	Independent
Paul C. Clabuesch (4)	65	1/1/2003	12/31/2013	Member (MI)
Matthew P. Forrester	57	1/1/2010	12/31/2017	Member (IN)
Timothy P. Gaylord	59	1/1/2005	12/31/2015	Member (MI)
Karen F. Gregerson	53	1/1/2013	12/31/2016	Member (IN)
Carl E. Liedholm	73	1/1/2009	12/31/2016	Independent
James L. Logue, III	61	4/24/2007	12/31/2017	Independent
Robert D. Long	59	4/24/2007	12/31/2015	Independent
Dan L. Moore	63	1/1/2011	12/31/2014	Member (IN)
Christine Coady Narayanan	50	1/1/2008	12/31/2015	Independent
Jeffrey A. Poxon (5)	67	6/15/2006	12/31/2017	Member (IN)
John L. Skibski	49	1/1/2008	12/31/2015	Member (MI)
Elliot A. Spoon (3)	63	1/1/2008	12/31/2014	Independent
Thomas R. Sullivan	63	1/1/2011	12/31/2014	Member (MI)
Larry A. Swank	71	1/1/2009	12/31/2014	Independent
Maurice F. Winkler, III	58	1/1/2009	12/31/2016	Member (IN)

(1)	On December 9, 2013, our board of directors elected Mr. MacPhee as Chair for a two-year term expiring December 31, 2015.

(2)	On December 10, 2013, our board of directors elected Mr. Hannigan as Vice Chair for a two-year term expiring December 31, 2015.

(3)	Public Interest Director designation, effective throughout current term.

(4)
On November 18, 2013, in accordance with the Finance Agency's decision to reduce the number of Michigan member director seats from five to four, the Michigan member director seat held by Mr. Clabuesch was eliminated effective January 1, 2014. Mr. Clabuesch served as Chair of the board of directors during 2013.

(5)	Mr. Poxon served as Vice Chair of the board of directors during 2013.

The following is a summary of the background and business experience of each of our directors. Except as otherwise indicated, for at least the last five years, each director has been engaged in his or her principal occupation as described below.

James D. MacPhee serves as the Chair of our board of directors. He is the Chief Executive Officer and a director of Kalamazoo County State Bank in Schoolcraft, Michigan, and has served in that position since 1991. Mr. MacPhee also serves as a director of First State Bank in Decatur, Michigan. Mr. MacPhee has worked in the financial services industry since 1968. During his career, Mr. MacPhee has held leadership positions with the Community Bankers of Michigan (formerly the Michigan Association of Community Bankers) and the Independent Community Bankers of America, is a past chair of the latter organization and currently serves on its Executive Committee. He holds an undergraduate degree in business and finance from Kalamazoo Valley Community College and an executive master of business administration degree in bank management from the University of Michigan. In addition to serving as the Chair of our board of directors, Mr. MacPhee serves as Chair of our Executive/Governance Committee and is an ex-officio member of all board of directors' committees.

Michael J. Hannigan, Jr. serves as the Vice Chair of our board of directors. Mr. Hannigan has been involved in mortgage banking and related businesses for more than 25 years. Currently, he is the President of The Hannigan Company, LLC, a real estate development company in Carmel, Indiana, and has held that position since 2006 when he formed the company. From 1986 to 2006, Mr. Hannigan was the Executive Vice President and a director of The Precedent Companies, LLC. Mr. Hannigan previously served as a Senior Vice President and director of Union Federal Savings Bank. During his career, Mr. Hannigan has been involved as a director and founding partner of several companies involved in residential development, home building, private water utility service, industrial development, and private capital acquisition. From 2009 to 2011, Mr. Hannigan served as Program Manager for the Indiana Builders Association, a trade association. In addition to serving as the Vice Chair of our board of directors, Mr. Hannigan serves on our Affordable Housing and Budget/Information Technology Committees. He has previously served as Vice Chair of our board of directors and Vice Chair of the Council of FHLBanks.
Jonathan P. Bradford is the President and Chief Executive Officer of Inner City Christian Federation, in Grand Rapids, Michigan, and has held that position since 1981. Inner City Christian Federation is involved in the development of affordable housing, as well as housing education and counseling. As President and Chief Executive Officer of Inner City Christian Federation, Mr. Bradford has developed the organization's real estate development financing system and has guided the development of over 500 housing units and approximately 70,000 square feet of commercial space. Mr. Bradford also serves as the Vice President of the Board of the Michigan Non-Profit Housing Corporation and is a board member of the Genesis Non-Profit Housing Corporation in Grand Rapids, Michigan. Mr. Bradford holds a Master's Degree in Social Work from the University of Michigan with a concentration in housing and community development policy and planning. He is also licensed in the State of Michigan as a residential building contractor. Mr. Bradford currently serves as Chair of the Affordable Housing Committee and also serves on our Finance Committee.
Paul C. Clabuesch served as the Chair of our board of directors through December 31, 2013. He is the past Chair, President, and Chief Executive Officer of Thumb Bancorp, Inc., a bank holding company, and Thumb National Bank and Trust, in Pigeon, Michigan, a position in which he served from 1985 until 2009 when he was named Chair Emeritus of Thumb National Bank and Trust. Mr. Clabuesch's career with that bank began in 1973. During his career, Mr. Clabuesch held numerous leadership positions with the Michigan Bankers Association, including service as Chair of its board, Treasurer, and membership on its Executive Council. Mr. Clabuesch was also named the Michigan Bankers Association's Banker of the Year in 2008. Mr. Clabuesch holds a bachelor's degree from Michigan State University. In addition to serving as the Chair of our board of directors in 2013, Mr. Clabuesch served as Chair of the Executive/Governance Committee and was an ex-officio member of all board of directors' committees.
Matthew P. Forrester is the President and Chief Executive Officer of River Valley Financial Bank in Madison, Indiana, and River Valley Bancorp, an SEC-registrant and bank holding company in Madison, Indiana. Mr. Forrester has held those positions since 1999. Prior to that, Mr. Forrester was Chief Financial Officer of Home Loan Bank in Fort Wayne, Indiana, and Senior Vice President and Treasurer for its holding company, Home Bancorp, for 14 years. Before joining Home Loan Bank, Mr. Forrester served as an examiner for the Indiana Department of Financial Institutions for 3 years. Mr. Forrester holds a bachelor's degree from Wabash College and a master of business administration degree from St. Francis College. Mr. Forrester currently serves as Chair of our Budget/Information Technology Committee and also serves on our Audit Committee.
Timothy P. Gaylord is the President and Chief Executive Officer of Capital Directions, Inc., a bank holding company in Mason, Michigan, and Mason State Bank, its banking subsidiary, and has held those positions since 1995. Mr. Gaylord is a graduate of Central Michigan University, and has completed additional course work in management, strategic planning and finance from several graduate management and banking schools. Mr. Gaylord currently serves as Vice Chair of our Finance Committee and also serves on our Audit and Risk Oversight Committees.
Karen F. Gregerson is the Senior Vice President and Chief Financial Officer of STAR Financial Bank in Fort Wayne, Indiana, and has held that position since 1997. Prior to being appointed Chief Financial Officer, Ms. Gregerson served as Tax Manager and Controller for the same institution. Ms. Gregerson holds a bachelor's degree from Ball State University and a master's degree from Indiana Tech. Ms. Gregerson currently serves as Vice Chair of our Audit Committee and also serves on our Budget/Information Technology and Risk Oversight Committees.
Carl E. Liedholm, PhD, is a Professor of Economics at Michigan State University in East Lansing, Michigan, and has held that position since 1965. He has taught graduate and post-graduate courses and presented seminars on international finance, banking and housing matters. Mr. Liedholm has over four decades of experience in generating and analyzing financial and other performance data from enterprises in over two dozen countries. Mr. Liedholm earned his bachelor's degree from Pomona College and his doctoral degree from the University of Michigan. He has published numerous books and monographs on economics and related matters. Mr. Liedholm currently serves on our Executive/Governance, Affordable Housing and Finance Committees.

James L. Logue, III has been the Senior Vice President and Chief Operating Officer of Great Lakes Capital Fund, a housing finance and development company in Lansing, Michigan since 2003. Prior to that, Mr. Logue served as the Executive Director of the Michigan State Housing Development Authority beginning in 1991. Mr. Logue has over 30 years' experience in affordable housing and finance matters. He served as Deputy Assistant Secretary for Multifamily Housing Programs at the United States Department of Housing and Urban Development in 1988 - 1989, and has been involved in various capacities with the issuance of housing bonds and the management of multi-billion dollar housing portfolios. Mr. Logue serves as a board member of the National Housing Trust, Washington, D.C., and serves as Chair of the board of directors of the Corporation for Supportive Housing, New York, New York. Mr. Logue currently serves as Vice Chair of our Budget/Information Technology Committee and also serves on our Executive/Governance and Affordable Housing Committees.

Robert D. Long retired from KPMG, LLP on December 31, 2006, where he had been the Office Managing Partner in the Indianapolis, Indiana office since 1999, and had served as an Audit Partner for KPMG since 1988. As an audit partner, Mr. Long served a number of companies with public, private and cooperative ownership structures in a variety of industries, including banking, finance and insurance. Mr. Long maintains his CPA designation. Mr. Long served as Board Chair for Kenra, Ltd., a provider of hair care products, until the company was sold in December 2010. Mr. Long is also a member of the board and Chair of the Audit Committee for Schulman Associates Institutional Review Board, Inc., a company providing independent review services to pharmaceutical and clinical research companies. Since August 2010, Mr. Long has been a member of the board of Beefeaters Holding Company, Inc., a pet food company. Mr. Long currently serves as Chair of our Audit Committee and also serves on our Budget/Information Technology and Human Resources Committees.

Dan L. Moore is the President and Chief Executive Officer of Home Bank SB in Martinsville, Indiana, and has served in that position since 2006. Prior to that time, Mr. Moore served as that bank's Executive Vice President and Chief Operating Officer. Mr. Moore has also served as a director of Home Bank SB since 2000. He has been employed by Home Bank SB since 1978. Mr. Moore is a graduate of Indiana State University and holds a master of science degree in management from Indiana Wesleyan University. Mr. Moore currently serves as Chair of our Finance Committee and also serves on our Human Resources Committee.
Christine Coady Narayanan is the President and Chief Executive Officer of Opportunity Resource Fund, with offices in Lansing and Detroit, Michigan, having served in that position since October 2004. Opportunity Resource Fund is a non-profit community development financial institution engaged in lending for affordable housing and community development purposes. Ms. Narayanan has held various positions with the Opportunity Resource Fund and its predecessor organization since 1989, and served as its Executive Director from 1997 to 2004. Ms. Narayanan currently serves as Chair of our Human Resources Committee and also serves on our Budget/Information Technology Committee.
Jeffrey A. Poxon served as Vice Chair of our board of directors through December 31, 2013. He retired in 2012 as the Vice President - Investment Research of The Lafayette Life Insurance Company in Cincinnati, Ohio, a member of the Western & Southern Financial Group, having previously served as its Chief Investment Officer. Mr. Poxon had been with Lafayette Life since 1979, was appointed Chief Investment Officer in 1987, and was promoted to Senior Vice President in 1995. He is also a director of LSB Financial Corporation, Lafayette, Indiana and a director of its banking subsidiary, Lafayette Savings Bank, FSB in Lafayette, Indiana, having served in those capacities since 1992. Mr. Poxon currently serves on our Executive/Governance, Affordable Housing and Finance Committees.
John L. Skibski is the Executive Vice President and Chief Financial Officer of MBT Financial Corp., an SEC-registrant, bank holding company located in Monroe, Michigan, and Monroe Bank and Trust, its banking subsidiary. Mr. Skibski has held those positions since 2004, and has been a director of both companies since 2008. Mr. Skibski has over 25 years' experience in banking in various financial controls capacities. He holds a bachelor's degree and a master of business administration degree from the University of Toledo and the Certified Management Accountant and Certified in Financial Management designations from the Institute of Management Accountants. Mr. Skibski currently serves as Chair of our Risk Oversight Committee and also serves on our Budget/Information Technology and Audit Committees.
Elliot A. Spoon is a Professor of Law in Residence at Michigan State University College of Law in East Lansing, Michigan, and has held that position since 2001. Mr. Spoon has also served as Assistant Dean of that institution since 2004. Before beginning his teaching career, Mr. Spoon practiced law for 26 years. Mr. Spoon currently teaches in the areas of securities regulation, mortgage banking, corporate finance and accounting for lawyers, and practiced in these areas when he was in private practice. In 2009, the State of Michigan Office of Financial and Insurance Regulation appointed Mr. Spoon to the SAFE Mortgage Test National Review Committee. He served on that committee through 2012. Mr. Spoon has served as co-chair of the Midwest Securities Law Institute since 2004. Mr. Spoon currently serves as Vice Chair of our Risk Oversight Committee and also serves on our Executive/Governance and Audit Committees.

Thomas R. Sullivan is the President, Chief Executive Officer, and a director of Firstbank Corporation, an SEC-registrant, multi-bank holding company in Alma, Michigan, and has held those positions since 2000. Mr. Sullivan was President and Chief Executive Officer of Firstbank (Mt. Pleasant), a state bank subsidiary of Firstbank Corporation in Mt. Pleasant, Michigan, from 1991 through January 2007. Mr. Sullivan has over 35 years of banking experience. He has previously served on the Community Bankers Council of the American Bankers Association, as a director of the Michigan Bankers Association, and as a member of the Regulation Review Committee of the Independent Community Bankers of America. Mr. Sullivan received a bachelor's degree from Wayne State University, and has attended several banking schools during his career. Mr. Sullivan currently serves on our Executive/Governance, Human Resources and Risk Oversight Committees.
Larry A. Swank is Founder, Chief Executive Officer and Chair of Sterling Group, Inc. and affiliated companies in Mishawaka, Indiana. Mr. Swank has served as Chief Executive Officer of Sterling Group, Inc. since 1979, and served as its President until July 2012. The principal business of that company and its affiliates involves the acquisition, development, construction and management of multi-family housing. Mr. Swank's company manages over 50 properties in 15 states. Mr. Swank has served as a director of the National Association of Home Builders since 1995 and as a member of its Executive Board since 1997. He has served as Chair of that association's housing finance committee on three separate occasions. Mr. Swank currently serves as Vice Chair of our Affordable Housing Committee and also serves on our Finance Committee.

Maurice F. Winkler, III is President and Chief Executive Officer of Peoples Federal Savings Bank of DeKalb County in Auburn, Indiana. He is also President and Chief Executive Officer of Peoples Bancorp (previously an SEC-registrant), the holding company of Peoples Federal Savings Bank of DeKalb County. Mr. Winkler has held those positions since 1996 and served as Chief Financial Officer of the bank and the holding company from 1987 to 1996. He has also been a director of Peoples Bancorp since 1993. Mr. Winkler has over 30 years' experience in banking. He previously served on the board of directors of the Indiana Bankers Association. Mr. Winkler received a bachelor's degree from Purdue University. He currently serves as Vice Chair of our Human Resources Committee and also serves on our Risk Oversight Committee.
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

Audit Committee and Audit Committee Financial Expert. Our board of directors has an Audit Committee that was comprised of the following members as of December 31, 2013:

Robert D. Long, Audit Committee Chair
Matthew P. Forrester, Audit Committee Vice Chair
Karen F. Gregerson
Dan L. Moore
Jeffrey A. Poxon
John L. Skibski
Elliot A. Spoon
Paul C. Clabuesch, Ex-Officio Voting Member

The 2014 Audit Committee is made up of the following members as of March 14, 2014:

Robert D. Long, Audit Committee Chair
Karen F. Gregerson, Audit Committee Vice Chair
Matthew P. Forrester
Timothy P. Gaylord
John L. Skibski
Elliot A. Spoon
James D. MacPhee, Ex-Officio Voting Member

Our board of directors has determined that Mr. Long is the Audit Committee Financial Expert due primarily to his previous experience as an audit partner at a major public accounting firm. As discussed more fully in Item 13. Certain Relationships and Related Transactions and Director Independence, all Audit Committee members meet the tests for independence under Finance Agency regulations. Our board of directors has determined that no member director may qualify as "independent" under the New York Stock Exchange rules definition due to the cooperative nature between the FHLBank and its members.

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

Executive Officers

Our Executive Officers during the last completed fiscal year, as determined under SEC rules ("Executive Officers"), are listed in the table below. Each officer serves a term of office of one calendar year or until the election and qualification of his or her successor, provided, however, that pursuant to the Bank Act, our board of directors may dismiss any officer at any time. Except as indicated below, each officer has been employed in the principal occupation listed below for at least five years.

Name	Age	Position
Milton J. Miller, II (1)	58	President - Chief Executive Officer
Cindy L. Konich (2)	57	President - Chief Executive Officer
Jonathan R. West (3)	56	Executive Vice President - Chief Operating Officer - Business Operations
Robert E. Gruwell (4)	65	Senior Vice President - Chief Financial Officer
Sunil U. Mohandas (5)	54	Senior Vice President - Chief Risk Officer
K. Lowell Short, Jr. (6)	57	Senior Vice President - Chief Accounting Officer
Gregory L. Teare (7)	60	Senior Vice President - Chief Banking Officer

(1)
Mr. Miller was selected by our board of directors to serve as President - Chief Executive Officer effective July 16, 2007 and retired from that position effective July 1, 2013. In 2008, Mr. Miller was appointed to the board of directors of Pentegra Defined Benefit Plan for Financial Institutions, which is part of Pentegra Retirement Services. Pentegra Retirement Services is a not-for-profit cooperative that provides full-service community bank retirement programs nationwide, including those provided to our employees. Mr. Miller resigned from that position effective July 1, 2013.

(2)
Ms. Konich was selected by our board of directors to serve as President - Chief Executive Officer effective July 22, 2013. Prior to that appointment, she and Mr. West were appointed by our board of directions to serve as Acting Co-Presidents - Chief Executive Officers from April 18, 2013 to June 6, 2013 (during Mr. Miller's medical leave of absence) and from July 1, 2013 to July 22, 2013 (following Mr. Miller's retirement). Previously, Ms. Konich had been promoted to Executive Vice President - Chief Operating Officer - Chief Financial Officer on July 30, 2010, after having served as Senior Vice President - Chief Financial Officer, since September 17, 2007. Ms. Konich holds an MBA and is a CPA.

(3)
Mr. West was promoted to Executive Vice President - Chief Operating Officer - Business Operations on July 30, 2010, after having been appointed by our board of directors to serve as Senior Vice President - Administration, General Counsel and Corporate Secretary (Ethics Officer) on September 17, 2007. As previously noted, Mr. West served with Ms. Konich as Acting Co-President - Chief Executive Officer from April 18, 2013 to June 6, 2013 and from July 1, 2013 to July 22, 2013. Following Ms. Konich's appointment as President - Chief Executive Officer, Mr. West resumed his duties as Executive Vice President - Chief Operating Officer - Business Operations. Mr. West holds an MBA and a JD and is licensed to practice law in the state of Indiana.

(4)
Mr. Gruwell was promoted to Senior Vice President - Chief Financial Officer effective July 29, 2013, after having been appointed by our board of directors to serve as First Vice President - Chief Capital Markets Officer effective April 1, 2008. Mr. Gruwell holds a bachelor's degree in accountancy.

(5)
Mr. Mohandas’ employment with the Bank terminated effective January 7, 2014. Mr. Mohandas had been promoted to Senior Vice President - Chief Risk Officer, effective January 1, 2011, after having been appointed by our board of directors as First Vice President - Corporate Risk Manager, effective September 19, 2008. Prior to his 2008 appointment, Mr. Mohandas was the First Vice President - Treasury Risk Manager.

(6)
Mr. Short was appointed by our board of directors as Senior Vice President - Chief Accounting Officer on August 17, 2009, after being hired on August 10, 2009. Mr. Short was a member of the board of directors of One America Funds, Inc. in Indianapolis, Indiana, from 2007 to 2009, and was a member of that board's Audit Committee. Mr. Short holds an MBA and is a CPA.

(7)	Mr. Teare was appointed by our board of directors as Senior Vice President - Chief Banking Officer on September 19, 2008, after being hired on September 15, 2008. Mr. Teare holds an MBA.

Code of Conduct

We have a Code of Conduct that is applicable to all directors, officers and employees of our Bank, including our principal executive officer, our principal financial officer, our principal accounting officer, and the members of our Affordable Housing Advisory Council. The Code of Conduct is available on our website at www.fhlbi.com by clicking on "About" and then selecting "Code of Conduct" from the drop-down menu. Interested persons may also request a copy by contacting us, Attention: Corporate Secretary, FHLBank of Indianapolis, 8250 Woodfield Crossing Boulevard, Indianapolis, IN 46240.

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

Compensation Committee Report

The HR Committee has reviewed and discussed with Bank management the "Compensation Discussion and Analysis" that follows and, based on such review and discussions, has recommended to our board of directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for fiscal year 2013. As of December 31, 2013, the HR Committee was comprised of the following members:

Christine Coady Narayanan, HR Committee Chair
James D. MacPhee, HR Committee Vice Chair
Matthew P. Forrester
Robert D. Long
Dan L. Moore
Thomas R. Sullivan
Maurice F. Winkler, III
Paul C. Clabuesch, Ex-Officio Voting Member

The HR Committee is comprised of the following members as of March 14, 2014:

Christine Coady Narayanan, HR Committee Chair
Maurice F. Winkler, III, HR Committee Vice Chair
Robert D. Long
Dan L. Moore
Thomas R. Sullivan
James D. MacPhee, Ex-Officio Voting Member

Compensation Discussion and Analysis

Overview. To provide perspective on our compensation programs and practices for our Named Executive Officers ("NEOs"), we have included certain information in the Compensation Discussion and Analysis relating to Executive Officers and employees other than the NEOs. Our NEOs for the last completed fiscal year were (i) individuals who served as our principal executive officer ("PEO") during a portion of such year, (ii) individuals who served as our principal financial officer ("PFO") during a portion of such year, and (iii) the three most highly compensated officers (other than the officers who served as PEO or PFO) who were serving as Executive Officers (as defined in SEC rules) at the end of the last completed fiscal year. The following persons were our NEOs for the period covered by this Compensation Discussion and Analysis (2013):

NEO	Title
Milton J. Miller, II (1)	President - Chief Executive Officer (PEO)
Cindy L. Konich (2)	President - Chief Executive Officer (PEO)
Jonathan R. West (3)	Executive Vice President - Chief Operating Officer - Business Operations (PEO)
Robert E. Gruwell	Senior Vice President - Chief Financial Officer (PFO)
Sunil U. Mohandas (4)	Senior Vice President - Chief Risk Officer
K. Lowell Short, Jr.	Senior Vice President - Chief Accounting Officer
Gregory L. Teare	Senior Vice President - Chief Banking Officer

(1)	Mr. Miller retired effective July 1, 2013.

(2)
Ms. Konich was appointed as President - Chief Executive Officer ("CEO") effective July 22, 2013. Ms. Konich served as Executive Vice President - Chief Operating Officer - Chief Financial Officer (PFO) from July 30, 2010 until July 22, 2013 and also served in the additional capacity of Acting Co-President - CEO during a portion of 2013.

(3)	Mr. West is listed as being a PEO as a result of serving in the capacity of Acting Co-President - CEO during a portion of 2013.

(4)	Mr. Mohandas' employment with the Bank terminated effective January 7, 2014.

Our executive compensation program is overseen by the Executive/Governance Committee (with respect to the President - CEO's compensation) and the HR Committee (with respect to the other NEOs' compensation), and ultimately by the entire board of directors. The HR Committee meets at scheduled times throughout the year (seven times in 2013) and reports regularly to the board of directors on its recommendations. In carrying out its responsibilities and duties, the HR Committee has the authority to obtain advice and assistance from outside legal counsel, compensation consultants, and other advisors as the HR Committee deems necessary, with all fees and expenses paid by our Bank. The Executive/Governance Committee assists the board of directors in the governance of our Bank, including nominations of the Chair and Vice Chair of the board of directors and its committees, and in overseeing the affairs of our Bank during intervals between regularly scheduled meetings of the board of directors, as provided in our bylaws. The Executive/Governance Committee also reviews the President - CEO's performance and compensation. The Executive/Governance Committee meets as needed throughout the year (eight times in 2013) and reports to the board of directors on its recommendations.

As a government-sponsored enterprise ("GSE"), all aspects of our business and operations, including our executive compensation programs, are subject to regulation by the Finance Agency. The Bank Act and final rules adopted by the Finance Agency give the Director of the Finance Agency the authority to prevent the FHLBanks from paying compensation to their executive officers that is not reasonable and comparable to compensation for employment paid at institutions of similar size and function for similar duties and responsibilities. Pursuant to this authority, the Finance Agency requires the FHLBanks to provide information to the Finance Agency concerning all compensation actions relating to the respective FHLBanks' executive officers. This information, which includes studies of comparable compensation, must be provided to the Finance Agency at least 30 days in advance of any planned Bank action with respect to the payment of compensation to executive officers. In addition, we are required to provide at least 60 days' advance notice of any arrangement that provides for incentive awards to executive officers. Under the supervision of the board of directors, we provide this information to the Finance Agency on an ongoing basis as required.

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

In evaluating compensation at the FHLBanks, the Director of the Finance Agency will consider the extent to which an executive's compensation is consistent with the above-listed principles. As described below, we incorporated these principles into our development, implementation, and review of compensation policies and practices for executive officers for 2013 and 2014.

Additionally, in April 2011, seven federal financial regulators, including the Finance Agency, published a proposed rule that would prohibit "covered financial institutions" from entering into incentive-based compensation arrangements that encourage inappropriate risks. This proposed rule has not yet been finalized. Nevertheless, as described below, we incorporated these concepts into our development, implementation and review of compensation policies and practices for 2013 and 2014. As we have applied it, this rule:

•	prohibits excessive compensation;

•	prohibits incentive compensation that could lead to material financial loss;

•	requires an annual report to the Finance Agency;

•	requires policies and procedures; and

•	requires mandatory deferrals of 50% of incentive compensation over three years for certain executive officers.

Covered persons under the rule include senior management responsible for the oversight of firm-wide activities or material business lines and non-executive employees or groups of those employees whose activities may expose the institution to a material loss. Under the proposed rule, covered financial institutions would be required to comply with three key risk management principles related to the design and governance of incentive-based compensation:

•	balanced design;

•	independent risk management controls; and

•	strong governance.

In addition, the proposed rule identifies four methods to balance compensation design and make it more sensitive to risk:

•	risk adjustment of awards;

•	deferral of payment;

•	longer performance periods; and

•	reduced sensitivity to short-term performance.

Under the proposed rule, we are subject to a mandatory 50% deferral of incentive-based compensation for certain executive officers and board oversight of incentive-based compensation for certain risk-taking employees who are not executive officers.

On January 28, 2014, the Finance Agency published a final rule setting forth the standards that the Finance Agency will take into consideration when limiting or prohibiting golden parachute and indemnification payments by an FHLBank, the Office of Finance, Federal National Mortgage Association ("Fannie Mae") or Federal Home Loan Mortgage Corporation ("Freddie Mac"). Under the final rule, golden parachute payments can include compensation paid to a director, officer or employee following the termination of such person's employment by a regulated entity that is insolvent, under the appointment of a conservator or receiver or in a troubled condition, or has been assigned a composite examination rating of 4 or 5 by the Finance Agency. Golden parachute payments generally do not include payments made pursuant to a qualified pension or retirement plan, an employee welfare benefit plan, a bona fide deferred compensation plan, a nondiscriminatory severance pay plan, or payments made by reason of the death or disability of the individual. The final rule, which took effect February 27, 2014, makes Finance Agency regulations on golden parachute arrangements more consistent with Federal Deposit Insurance Corporation golden parachute regulations.

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

The board of directors continues to review these goals and the compensation alternatives available and may make changes in the program from time to time to better achieve these goals or to comply with the directives of the Finance Agency. We are not able to offer market-based equity compensation because we are a cooperative, and only member institutions (or their legal successors) may own our stock. Without equity incentives to attract, reward and retain NEOs, we provide alternative compensation and benefits such as cash incentive opportunities, pension (with respect to our current NEOs) and other retirement benefits (as to all NEOs). This approach will generally lead to a mix of compensation for NEOs that emphasizes base salary, provides meaningful incentive opportunities, and creates a competitive total compensation opportunity relative to the market. In July 2013, the board of directors reaffirmed, without change, our statement of compensation philosophy.

Role of the Executive/Governance and HR Committees in Setting Executive Compensation. The Executive/Governance and HR Committees intend that the executive compensation program be aligned with our short-term and long-term business objectives and focus executives' efforts on fulfilling these Bank-wide objectives. As discussed below, the Executive/Governance Committee reviews the President - CEO's performance and researches and recommends the President - CEO's salary to the board of directors, and the President - CEO determines the salaries of the other NEOs, generally after consulting with the HR Committee. The percentage of salary increases that will apply to merit, promotional and equity increases for each year's budget is recommended by the HR Committee to the Budget/Information Technology ("IT") Committee for approval by the board of directors. The benefit plans that will be offered, and any material changes to those plans from year to year, are approved by the board of directors after review and recommendation by the HR Committee. The HR Committee also recommends the goals, payouts and qualifications for both the annual (short-term) incentive awards and the deferred (long-term) incentive awards for the board of directors' review and approval.

Role of the Named Executive Officers in the Compensation Process. The NEOs assist the HR Committee and the board of directors by providing data and background information to any compensation consultants engaged by the board of directors or HR Committee. The Director of Human Resources & Administration assists the NEOs by gathering research on the Bank's hiring and turnover statistics, compensation trends, peer groups, cost of living, and other market data as requested by the President - CEO, the HR Committee, the Audit Committee, the Executive/Governance Committee, or the board of directors. Additionally, the Director of Human Resources & Administration makes recommendations regarding officer appointments and salary levels for all Bank employees, which are evaluated by senior management or one of the board committees, depending on the position. Further, senior management (including the NEOs) prepares the strategic plan financial forecasts for the board of directors and the Budget/IT Committee, which are then considered when establishing the goals and anticipated payout terms for the incentive compensation plans. The Chief Risk Officer ("CRO") oversees the Corporate Risk Management ("CRM") department's review, from a risk perspective, of the incentive compensation plans' risk-related performance goals and target achievement levels.

Role of Compensation Consultants in Setting Executive Compensation. The salary and benefit benchmarks we use to establish reasonable and competitive compensation for our employees are the competitor groups identified by McLagan, an AON Hewitt company. The primary competitor group is comprised of the other 11 FHLBanks and a number of large regional/commercial banks and other companies ("Primary Competitor Group"). The benchmark jobs used from the other FHLBanks are comprised of their comparable position at our Bank (e.g., CEO to CEO). The benchmark jobs used from the other regional/commercial banks include the divisional/functional heads, rather than the overall head of the company, to account for the difference in scale of activities at a large bank compared to an FHLBank (e.g., Head of Corporate Banking used in the benchmark, rather than a large bank's CEO, as the appropriate comparison to the FHLBank's CEO). While the benchmark jobs from the regional/commercial banks capture the functional responsibility of FHLBank positions, they do not capture the executive responsibility that exists at the FHLBank. A number of other publicly-traded regional/commercial banks with assets of $5 billion to $20 billion makes up the secondary competitor group ("Secondary Competitor Group"). The benchmark jobs used from the Secondary Competitor Group include the NEOs reported in their proxy statements, which captures the executive responsibility innate to the positions. The Primary and Secondary Competitor Groups are collectively referred to as "Competitor Groups" and are listed below. The benchmark jobs selected by McLagan from the Competitor Groups collectively capture the functional and executive responsibilities of our NEO positions, represent comparable market opportunities and represent realistic employment opportunities. We establish threshold, target and maximum base and anticipated incentive pay levels based on this competitor group analysis, while actual pay levels are based on our financial performance, stability, prudent risk-taking and conservative operating philosophies, and our compensation philosophy (as discussed above).

The institutions in the Primary Competitor Group, as determined in 2013, are:

ABN AMRO Securities (USA) LLC	Fifth Third Bank
AIB Capital Markets	First Niagara
Ally Financial Inc.	First Tennessee Bank/First Horizon
Australia & New Zealand Banking Group	Freddie Mac
Banco Bilbao Vizcaya Argentaria	Frost National Bank
Banco Santander	GE Capital
Bank Hapoalim	HSBC Bank
Bank of America	Huntington Bancshares, Inc.
Bank of China	ING
Bank of Ireland Corporate Banking	JP Morgan Chase
Bank of the West	KBC Bank
Bank of Tokyo - Mitsubishi UFJ	KeyCorp
Bayerische Landesbank	Landesbank Baden-Wuerttemberg
BBVA Compass	Lloyds Banking Group
BMO Financial Group	M&T Bank Corporation
BNP Paribas	Macquarie Bank
BOK Financial Corporation	Mitsubishi UFJ Trust & Banking Corporation (USA)
Branch Banking & Trust Co.	Mizuho Corporate Bank, Ltd.
Capital One	National Australia Bank
China Construction Bank	Natixis
China International Capital Corporate	Nord/LB
China Merchants Bank	OCBC Bank
CIBC World Markets	PNC Bank
Citigroup	Popular Community Bank
City National Bank	Rabobank Nederland
Comerica	RBS/Citizens Bank
Commerzbank	Regions Financial Corporation
Commonwealth Bank of Australia	Royal Bank of Canada
Credit Agricole CIB	Sallie Mae
Credit Industriel et Commercial	Societe Generale
Dexia	Sovereign Bank
DnB Bank	Standard Bank
DVB Bank	Standard Chartered Bank
DZ Bank	SunTrust Banks
East West Bancorp	SVB Financial Group
Espirito Santo Investment	Synovus
Fannie Mae	TD Securities
Federal Home Loan Bank of Atlanta	The Bank of Nova Scotia
Federal Home Loan Bank of Boston	The CIT Group
Federal Home Loan Bank of Chicago	The Norinchukin Bank, New York Branch
Federal Home Loan Bank of Cincinnati	U.S. Bancorp
Federal Home Loan Bank of Dallas	UniCredit
Federal Home Loan Bank of Des Moines	Union Bank, N.A.
Federal Home Loan Bank of New York	United Bank for Africa Plc
Federal Home Loan Bank of Pittsburgh	Webster Bank
Federal Home Loan Bank of San Francisco	Wells Fargo Bank
Federal Home Loan Bank of Seattle	Westpac Banking Corporation
Federal Home Loan Bank of Topeka	Zions Bancorporation

The institutions in the Secondary Competitor Group, as determined in 2013, are:

Astoria Financial Corp.	International Bancshares Corp.
BancFirst Corp.	Investors Bancorp Inc. (MHC)
BancorpSouth Inc.	MB Financial Inc.
Bank of Hawaii Corp.	National Bank Holdings Corp.
BankUnited Inc.	National Penn Bancshares Inc.
BBCN Bancorp Inc.	NBT Bancorp Inc.
Beneficial Mutual Bncp (MHC)	Northwest Bancshares, Inc.
Berkshire Hills Bancorp Inc.	Old National Bancorp
Boston Private Financial	Oriental Financial Group Inc.
Brookline Bancorp Inc.	PacWest Bancorp
Capital Bank Finl Corp	Park National Corp.
CapitalSource Inc.	Pinnacle Financial Partners
Cathay General Bancorp	PrivateBancorp Inc.
Chemical Financial Corp.	Prosperity Bancshares Inc.
Citizens Republic Bancorp, Inc.	Provident Financial Services
Community Bank System Inc.	SCBT Financial Corp.
CVB Financial Corp.	Signature Bank
Doral Financial Corp.	Sterling Financial Corp.
EverBank Financial	Susquehanna Bancshares Inc.
F.N.B. Corp.	Taylor Capital Group Inc.
First BanCorp.	TCF Financial Corp.
First Commonwealth Financial	Texas Capital Bancshares Inc.
First Financial Bancorp.	Trustmark Corp.
First Interstate BancSystem	UMB Financial Corp.
First Midwest Bancorp Inc.	Umpqua Holdings Corp.
FirstMerit Corp.	United Bankshares Inc.
Flagstar Bancorp Inc.	United Community Banks Inc.
Fulton Financial Corp.	Valley National Bancorp
Glacier Bancorp Inc.	Washington Federal Inc.
Hancock Holding Co.	WesBanco Inc.
Hilltop Holdings Inc	Western Alliance Bancorp
IBERIABANK Corp.	Wintrust Financial Corp.
Independent Bank Corp.

During 2008 the board of directors engaged McLagan to complete a comprehensive compensation review, including salary and benefits with an emphasis on retirement plans. Their engagement was limited to a comprehensive review of our compensation, benefits, and director fees, and did not include consultation concerning hiring or staffing matters. This review resulted in modifications to our compensation philosophy and structure for NEOs as described in the following sections. These modifications also affected compensation provided to other officers and employees of our Bank. In 2011, 2012 and 2013 McLagan, working with the HR Committee, evaluated and updated our salary benchmarks for certain positions in the Bank.

Elements of Compensation Used to Achieve Compensation Philosophy and Objectives. The total compensation mix for NEOs in 2013 consisted of:

(1)	base salaries;

(2)	annual incentive opportunities;

(3)	deferred incentive opportunities;

(4)	retirement benefits; and

(5)	perquisites and other benefits.

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

The base salary for the President - CEO is established annually by the full board of directors after review and recommendation by the Executive/Governance Committee. We have concluded that the level of scrutiny to which the base salary determination for the President - CEO is subjected is appropriate in light of the nature of the position of President - CEO and the extent to which the President - CEO is responsible for the overall performance of our Bank. In setting the base salary for the President - CEO, the Executive/Governance Committee and board of directors have discretion to consider a wide range of factors, including the President - CEO's individual performance, the performance of our Bank overall, the President - CEO's tenure, and the amount of the President - CEO's base salary relative to the base salaries of executives in similar positions in companies in our Competitor Groups. Though a policy or a specific formula has not been developed for such purpose, the Executive/Governance Committee and board of directors also consider the amount and relative percentage of the President - CEO's total compensation that is derived from his or her base salary. In light of the wide variety of factors that are considered, the Executive/Governance Committee and board of directors have not attempted to rank or otherwise assign relative weights to the factors they consider. Rather, the Executive/Governance Committee and board of directors consider all the factors as a whole in reaching a determination with respect to the President - CEO's base salary. For 2013 the Executive/Governance Committee recommended, and the board of directors approved, a merit increase for Mr. Miller's base salary of 3.0%, resulting in a projected 2013 base salary of $623,610. Following Mr. Miller's retirement on July 1, 2013, Ms. Konich was appointed as President - CEO effective July 22, 2013. At that time, the Executive/Governance Committee recommended and the board of directors approved for Ms. Konich an annual base salary of $600,002 (prorated for 2013).

After an advisory consultation with the HR Committee, the base salaries for our other NEOs are set or approved annually by the President - CEO. When setting or approving the base salaries for our other NEOs, the President - CEO has discretion to consider a wide range of factors including competitive benchmark data from McLagan, each NEO's qualifications, responsibilities, assessed performance contribution, tenure, position held, amount of base salary relative to similarly-positioned executives in our Competitor Groups, input from the HR Committee, and our overall salary budget. Although a policy or a specific formula has not been developed for such purpose, the President - CEO also considers the amount and relative percentage of total compensation that are derived by the NEOs from their base salaries. Based upon his subjective evaluation and weighting of the various factors, and after discussion with the HR Committee, in late 2012, Mr. Miller, as President - CEO, provided or approved the following adjustments to the NEOs' base salaries for 2013:

NEO	Merit Increase % for 2013	Base Salary for 2013
Cindy L. Konich (1)	3.0%	$395,304
Jonathan R. West (2)	3.0%	356,876
Robert E. Gruwell (3)	4.5%	298,454
Sunil U. Mohandas	3.0%	285,922
K. Lowell Short, Jr.	3.0%	263,926
Gregory L. Teare	4.0%	263,354

(1)	Base salary was increased to $600,002 effective July 22, 2013 upon appointment as President - CEO (prorated for 2013).

(2)	Base salary was increased by 5% effective July 29, 2013 to $374,712 (prorated for 2013).

(3)	Base salary was increased to $310,024 effective July 29, 2013 upon promotion to Chief Financial Officer ("CFO") (prorated for 2013).

On October 17, 2013, the HR Committee recommended and the board of directors approved 2014 merit and market-based increases averaging 3.0% of annual base salaries for all employees. An additional 1.0% was approved for promotional and equity adjustments. These approved amounts were used in adjusting the base salaries of Bank employees for 2014. These amounts were then incorporated into our 2014 operating budget as recommended by our Budget/IT Committee and approved by our board of directors on November 21, 2013. Based on the factors described above and recommendations made by McLagan, the Executive/Governance Committee recommended and the board of directors approved a market adjustment and merit increase for Ms. Konich's annual base salary (in her new capacity as President - CEO) of $40,014, resulting in a 2014 base salary of $640,016. In addition, after discussion with the HR Committee, Ms. Konich, as President - CEO, provided or approved the following adjustments to the NEOs' base salaries for 2014.

NEO	% Increase for 2014 (1)	Base Salary for 2014
Jonathan R. West	6.7%	$400,010
Robert E. Gruwell	3.0%	319,332
K. Lowell Short, Jr.	5.0%	277,134
Gregory L. Teare	5.0%	276,536

(1)	Represents a merit increase except for Mr. Teare who received a 3% merit increase and an additional 2% market adjustment.

Incentive Opportunities. Generally, as an executive's level of responsibility increases, a greater percentage of total compensation is based on our overall performance. Our incentive plans have a measurement framework that rewards profits, member product usage and risk management, consistent with our mission.

As discussed in more detail below, our incentive plans are performance-based and represent a reasonable risk-return balance between product usage by our cooperative members and modest profit targets expected by our shareholder investors. We have used a similar structure for annual incentive goals for our senior officers since 1989.

Incentive Opportunities - 2011 and Prior Plan Years. For 2011 and prior plan years, the pay-outs of the Short-Term Incentive ("STI") Plan (annually) and Long-Term Incentive ("LTI") Plan (over three years) were generally calculated for each specific goal as follows:

Performance result for each specific goal in the plan	x	Interpolation factor between threshold, target and maximum award levels	x	Weighted value for each specific goal	x	% of base salary incentive opportunity based on job position	=	% achieved for each specific goal

Sum of % achieved for each specific goal	x	Participant's annual base salary	=	Incentive award

Long-Term Incentive Opportunities - 2011 and Prior Plan Years. To remain market-competitive at the median level of the benchmarks, to promote stability in earnings, and to facilitate our long-term safe and sound operation, the board of directors established an LTI Plan, commencing January 1, 2008. The purpose of the LTI Plan was to better enable our Bank to attract, retain and motivate certain key employees, including NEOs, and to focus their efforts on prudent, stable ongoing Bank profitability. Under the LTI Plan, a Level I Participant was the President - CEO, a Level II Participant was an Executive Vice President ("EVP") or Senior Vice President ("SVP"), and a Level III Participant was any other employee (excluding those in the Internal Audit Department) who was not a Level I or Level II Participant. The LTI Plan was based on rolling three-year performance periods, subject to certain modifications for 2012 and 2013 as described below. No payments under the LTI Plan were included in a participant's compensation for purposes of calculating a benefit under the DB Plan or the 2005 SERP (both as defined below). In general, an award based on performance under the LTI Plan for 2011 and prior plan years was earned, and therefore vested, if the applicable performance goals for the three-year performance period were satisfied and the participant was employed on the last day of the performance period. An LTI Plan award based on performance for 2011 and prior plan years was forfeited if a participant terminated service prior to vesting of the award, unless the termination was due to death, disability, scheduled retirement, resignation for good reason (such as reorganization of our Bank and a material change in the participant's job status, position, or title not representing a promotion), or merger or liquidation. A participant whose employment terminated during a performance period for one of these reasons was eligible for a prorated payout based on the amount of time served during the period, provided the performance goals for the period were satisfied. As set forth below, LTI Plan payments earned for the 2010-2012 performance period and the 2011-2013 performance period were paid on March 8, 2013 and March 7, 2014, respectively.

All LTI Plan participants, as a condition of participation in the LTI Plan, were required to sign a non-solicitation and non-disclosure agreement. Under this agreement, the participant agreed not to (i) disclose our confidential information or use such information for personal benefit or to compete against our Bank at any time, or (ii) solicit or hire any Bank employee during the participant's employment at our Bank and for 12 months following the participant's termination of service from our Bank.

Under the terms of the LTI Plan, the board of directors could, in its discretion, reduce or eliminate an LTI Plan award that was otherwise earned if the board of directors finds that a serious, material safety or soundness problem or a serious, material risk management deficiency exists at our Bank. The board of directors made no such finding with respect to the 2010-2012 or 2011-2013 performance periods and thus did not reduce or eliminate awards otherwise earned under the LTI Plan for such periods.

LTI Plan - 2010-2012 (paid in 2013) and 2011-2013 (paid in 2014). The 2011 performance goals for the 2010-2012 and 2011-2013 performance periods of the LTI Plan were the same as those for the STI Plan for 2011, and included 6 mission goals, with 14 components within these goals, for all participants, including the NEOs, but excluding those in the Internal Audit Department, whose annual incentive compensation was not based upon our performance. These goals were tied to Profitability, Advances, Mortgage Purchase Program ("MPP") volume, the total amount of Community Investment Program ("CIP") Advances originated, IT, and CRM reporting. The goals were weighted based upon the consideration of the impact on our overall mission, and differed between the CRM department and all other Bank employees so that the CRM department's incentive weighting focused more on risk management as opposed to Bank transactions and performance. The plan established threshold, target, and maximum performance levels for each goal. These incentive goals were derived from, and each was specifically aligned to, our strategic plan and financial forecast that were prepared by management and approved by the board of directors. The board of directors approved the LTI Plan for 2011-2013 following the review and recommendations of the HR Committee and the Budget/IT Committee.

The performance goals for calendar years 2012 and 2013 for purposes of the applicable 2010-2012 and 2011-2013 performance periods of the LTI Plan were established pursuant to a new incentive plan adopted by the board of directors in late 2011 ("Incentive Plan"). (For additional information regarding the Incentive Plan, please see Incentive Opportunities - 2012 and Subsequent Years below.) For purposes of calculating the final awards for the LTI Plan for 2010-2012 and for 2011-2013 (paid in 2013 and 2014, respectively) with respect to the performance periods measured as to calendar years 2012 and 2013, as applicable, the following table sets forth the performance goals and the threshold, target and maximum achievement levels for those years. The actual percentage results achieved for those years were used for purposes of determining the three-year average achievement percentage for the applicable three-year Performance Period, which was then multiplied by the participant's 2010 base salary for the LTI Plan award calculation for 2010-2012, and by the participant's 2011 base salary for the LTI Plan award calculation for 2011-2013.

2012 and 2013 Mission Goals	Weighted Value (3)	Weighted Value (CRM)	Minimum Threshold (60%)	Target (80%)	Maximum (100%)
Profitability:
Potential Dividend over our Cost of Funds (1)	50%	50%	100 bps (4)	266 bps	300 bps
Retained Earnings (2)	50%	50%	3.5%	3.75%	3.9%

(1)
Profitability, for purposes of this goal, is defined as the profitability rate in excess of the Bank's cost of funds rate. Profitability is the Bank's adjusted net income reduced by the portion of net income to be allocated to restricted retained earnings under the Joint Capital Enhancement ("JCE") Agreement, as amended, dated August 5, 2011, by and among the 12 FHLBanks and increased by the Bank's accruals for incentive compensation. Adjusted net income represents generally accepted accounting principles ("GAAP") net income adjusted: (i) for the net impact of certain current and prior period Advance prepayments and debt extinguishments, net of Affordable Housing Program ("AHP") assessment, (ii) to exclude mark-to-market adjustments on derivatives and certain other effects from derivatives and hedging activities, net of AHP assessment, and (iii) to exclude the effects from interest expense on mandatorily redeemable capital stock ("MRCS"). The Bank's profitability rate is profitability, as defined above, as a percentage of average total regulatory capital stock (B1 weighted at 100% and B2 weighted at 80% to reflect the relative weights of the Bank's dividend). This rate assumes no material change in investment authority under Finance Agency regulation, policy, directive, guidance, or law. The Potential Dividend will be computed using a simple annual average over the three-year period. For purposes of the 2013 mission goals, on November 22, 2013, the board of directors revised the description of profitability to better reflect the board's intent with respect to how profitability is calculated. This change, however, did not affect the weighted values or the threshold, target and maximum achievement levels for the profitability goal, nor did it affect how the calculation is performed. The foregoing definition of profitability reflects the November 2013 revision.

(2)
Total Retained Earnings divided by mortgage assets measured at the end of each month. Calculated each month as Total Retained Earnings divided by the sum of the carrying value of the mortgage-backed securities ("MBS") and Acquired Member Asset ("AMA") portfolios. The year-end calculation will be the simple average of 12 month-end calculations.

(3)	For Level I Participants (as defined in the Incentive Plan) other than those in CRM and Internal Audit.

(4)	basis points ("bps")

The percent of base salary that an eligible participant may have earned for certain target achievement levels and the actual percent of base salary payout achieved are presented below for the 2010-2012 performance period:

LTI Plan - 2010-2012 Performance Period
% of Base Salary - By Achievement Level - Paid in 2013

				Payout
Eligible Participants (1)	Threshold (60%) (2)	Target (80%)	Maximum (100%)	% of Base Salary	Amount (3)
Milton J. Miller, II	15%	30%	45%	40%	$212,291
Cindy L. Konich	10%	20%	30%	27%	84,919
Jonathan R. West	10%	20%	30%	27%	78,036
Sunil U. Mohandas (4)	10%	20%	30%	28%	69,898
K. Lowell Short, Jr.	10%	20%	30%	27%	62,782
Gregory L. Teare	10%	20%	30%	27%	62,044

(1)	Mr. Gruwell was not a participant in the LTI Plan for 2010-2012.

(2)
So that the three-year LTI Plan provides for more stretch performance than the one-year STI Plan, a percentage achievement of less than 60% averaged over the three-year LTI Plan would have resulted in no payout.

(3)	The LTI Plan award for the 2010-2012 performance period was paid on March 8, 2013.

(4)
Mr. Mohandas had the same goals in 2010 as the other participants, but the weights were adjusted to reflect the CRM department's greater focus on risk management, compared to, for example, profitability or member services growth. Therefore, Mr. Mohandas had a different achievement percentage.

The percent of base salary that an eligible participant may have earned for certain target achievement levels and the actual percent of base salary payout achieved are presented below for the 2011-2013 performance period:

LTI Plan - 2011-2013 Performance Period
% of Base Salary - By Achievement Level - Paid in 2014

				Payout
Eligible Participants (1)	Threshold (60%) (2)	Target (80%)	Maximum (100%)	% of Base Salary	Amount (3)
Milton J. Miller, II (4)	15%	30%	45%	42%	$194,403
Cindy L. Konich (5)	10%	20%	30%	30%	111,008
Jonathan R. West	10%	20%	30%	28%	93,279
Sunil U. Mohandas (6)	10%	20%	30%	29%	75,337
K. Lowell Short, Jr.	10%	20%	30%	28%	68,323
Gregory L. Teare	10%	20%	30%	28%	67,522

(1)	Mr. Gruwell was not a participant in the 2011-2013 LTI Plan.

(2)
So that the three-year LTI Plan provides for more stretch performance than the one-year STI Plan, a percentage achievement of less than 60% averaged over the three-year LTI Plan would have resulted in no payout.

(3)	The LTI Plan award for the 2011-2013 performance period was paid on March 7, 2014.

(4)
Mr. Miller retired effective July 1, 2013. Under the LTI Plan, his 2011-2013 Performance Period payout was prorated; consequently, he received 83.33% (30/36) of the amount he would have received as the LTI Plan for 2011-2013 payout had he been employed for the entire three-year performance period.

(5)	% of Base Salary and Amount for Ms. Konich represent a blend of earnings at Level I rate (5.5 months) and Level II rate (30.5 months).

(6)
Mr. Mohandas had the same goals in 2011 as the other participants, but the weights were adjusted to reflect the CRM department's greater focus on risk management, compared to, for example, profitability or member services growth. Therefore, Mr. Mohandas had a different achievement percentage.

Gap Year Award. Under the Incentive Plan, a Gap Year Award is a special award made by the board of directors to Level I Participants (as defined in the Incentive Plan) solely for calendar year 2012 to address a gap in payment of incentive compensation during calendar year 2015 that arises as a result of the implementation of the Incentive Plan and the discontinuation of the original LTI Plan. The Gap Year Award will become earned and vested over a three-year period that began on January 1, 2012 and ends on December 31, 2014, subject to the achievement of specified Bank performance goals over such period, the attainment of at least a "Satisfactory" individual performance rating over such period, and (subject to certain limited exceptions) active employment on the last day of such period.

The performance goals for the Gap Year Award relate to our profitability, retained earnings and prudential management standards for the three-year period (2012 through 2014), and consist of the following:

Gap Year - 2012-2014 Mission Goals	Weighted Value (3)	Weighted Value (CRM)	Threshold (4)	Target (4)	Maximum (4)
Profitability (1)	35%	35%	25 bps	50 bps	150 bps
Retained Earnings (2)	35%	35%	3.5%	3.9%	4.3%
Prudential Management Standards:	30%	30%	Achieve 2 Standards	(a)	Achieve all 3 Standards
1. Maintain a regulatory capital-to-assets ratio of at least 4.16% as measured on each quarter-end for calendar years 2012 through 2014.
2. Without Board pre-approval, do not purchase more than $2.5 billion of conventional AMA per plan year.
3. Award to Bank members the annual AHP funding requirement in each plan year.

(1)
Profitability, for purposes of this goal, is defined as the profitability rate in excess of the Bank's cost of funds rate. Profitability is the Bank's adjusted net income reduced by the portion of net income to be allocated to restricted retained earnings under the JCE Agreement and increased by the Bank's accruals for incentive compensation. Adjusted net income represents GAAP net income adjusted: (i) for the net impact of certain current and prior period Advance prepayments and debt extinguishments, net of AHP assessment, (ii) to exclude mark-to-market adjustments on derivatives and certain other effects from derivatives and hedging activities, net of AHP assessment, and (iii) to exclude the effects from interest expense on MRCS. The Bank's profitability rate is profitability, as defined above, as a percentage of average total regulatory capital stock (B1 weighted at 100% and B2 weighted at 80% to reflect the relative weights of the Bank's dividend). This rate assumes no material change in investment authority under Finance Agency regulation, policy, directive, guidance, or law. The Potential Dividend will be computed using a simple annual average over the three-year period. For purposes of the 2013 mission goals, on November 22, 2013, the board of directors revised the description of profitability to better reflect the board's intent with respect to how profitability is calculated. This change, however, did not affect the weighted values or the threshold, target and maximum achievement levels for the profitability goal, nor did it affect how the calculation is performed. The foregoing definition of profitability reflects the November 2013 revision.

(2)
Total Retained Earnings divided by mortgage assets measured at the end of each month. Calculated each month as Total Retained Earnings divided by the sum of the carrying value of the MBS and AMA asset portfolios. The calculation will be the simple average of 36 month-end calculations.

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

(a)	There is no target goal.

The original Gap Year Award is calculated as a percentage of the NEO's actual STI Plan payment for 2011, as follows:

NEO (1)	STI Plan Payment for 2011	Percentage of Actual STI Plan Payment for 2011	Original Gap Year Award
Milton J. Miller, II	$344,850	60%	$206,910
Cindy L. Konich	132,083	67%	88,496
Jonathan R. West	119,240	67%	79,891
Sunil U. Mohandas (2)	97,764	67%	65,502
K. Lowell Short, Jr.	87,339	67%	58,517
Gregory L. Teare	86,315	67%	57,831

(1)	Mr. Gruwell was not a Level I participant at the time of the original Gap Year Award.

(2)
Mr. Mohandas’ employment with the Bank terminated effective January 7, 2014. As a result, he will not be employed on the last day of the Gap Year Performance Period (i.e., December 31, 2014) and therefore will not be eligible to receive the original Gap Year Award.

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

•
endeavor to ensure that participants' overall compensation is balanced between salary and benefits, is not excessive in amount, and does not place too much pay at risk. The Annual Awards, Deferred Awards (both as described below) and Gap Year Awards (as defined in the preceding section) are consistent with our policies and procedures regarding such compensation arrangement; and

•
monitor the success of the performance goals and the weightings established in prior years, alone and in combination with other incentive compensation awarded to the same participants, and make appropriate adjustments in future calendar years as needed so that payments appropriately incentivize participants and appropriately reflect risk.

The Incentive Plan effectively combines our STI Plan and LTI Plan into one incentive plan for all employees, except for Internal Audit. The migration to one plan occurs from 2012 through 2015 as described below.

Any employee hired before October 1 of a calendar year will become a "Participant" in the Incentive Plan for that calendar year, unless the employee is classified as a "temporary," an "intern," a "contract" or a "temporary agency" employee, or participates in our Internal Audit Incentive Plan. Under the Incentive Plan, a "Level I Participant" is the Bank's President - CEO, an Executive Vice President or a Senior Vice President, while a "Level II Participant" is any other participating employee. All NEOs identified as of each December 31 are included among the eligible Level I Participants and must execute an agreement with our Bank containing non-solicitation and non-disclosure provisions. Under this agreement, the Participant agrees not to (i) disclose our Bank's confidential information or use such information for personal benefit or to compete against our Bank at any time, or (ii) solicit or hire any Bank employee during the Participant's employment at our Bank and for 12 months following the Participant's termination of service from our Bank.

In accordance with Incentive Plan guidelines, the board of directors will establish performance goals, which are the performance factors for each one-calendar-year period ("Performance Period") and three-calendar-year period ("Deferral Performance Period") that are taken into consideration in determining the value of an Annual Award, Deferred Award or Gap Year Award. The board of directors will define "Threshold," "Target" and "Maximum" achievement levels for each performance goal to determine how much of an award is earned. The board of directors may adjust the performance goals to ensure the purposes of the Plan are served. The board of directors made no such adjustments during 2012 or 2013.

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

With respect to Annual Awards and Deferred Awards for the NEOs, the Incentive Plan provides that 50% of an Award to a Level I Participant will become earned and vested on the last day of the Performance Period, subject to the achievement of specified Bank performance goals over such period, the attainment of at least a "Satisfactory" individual performance rating over the Performance Period, and (subject to certain limited exceptions) active employment on the last day of such period. The remaining 50% of an award to a Level I Participant will become earned and vested on the last day of the Deferral Performance Period, subject to the same conditions for such period, and further subject to the achievement of additional performance goals relating to our profitability, retained earnings and prudential management objectives during the Deferral Performance Period. The level of achievement of those additional goals could cause an increase or decrease to the Deferred Award.

For the 2012, 2013 and 2014 Performance Periods, the incentive opportunity percentages of earned base salary for Level I Participants in the Incentive Plan are as follows:

	Total Incentive as % of Compensation			50% of Total Incentive Earned and Vested at Year-End			50% of Total Incentive Deferred (1) for 3 Years
Position	Threshold	Target	Maximum	Threshold	Target	Maximum	Threshold	Target	Maximum
CEO	50.0%	75.0%	100.0%	25.0%	37.5%	50.0%	25.0%	37.5%	50.0%
EVP/SVP	30.0%	50.0%	70.0%	15.0%	25.0%	35.0%	15.0%	25.0%	35.0%

(1)
Deferred Awards are subject to additional performance goals during the Deferral Performance Period. Depending on our performance during the Deferral Performance Period, the Final Award will be worth 75% at Threshold, 100% at Target or 125% at Maximum of the original amount of the Deferred Award.

Pursuant to the Incentive Plan, the board of directors established Annual Award Performance Period Goals for 2012, consisting of 6 mission goals, and 11 components within these goals, for all participants, including the NEOs, but excluding those in the Internal Audit Department, whose annual incentive compensation was not based upon our performance. These goals were tied to Profitability, Advances, MPP, Community Investment, IT and CRM performance. As reported in our Annual Report on Form 10-K for 2012, our performance for 2012 resulted in a weighted average payout of 87% (93% for CRM).

The percent of base salary that an NEO (as a Level I Participant) may have earned for certain target achievement levels and the actual percent of base salary payout achieved are presented below:

2012 Incentive Plan - Annual Award Performance Period
% of Earned Base Salary By Target Achievement Level - Paid in 2013

				Actual Payout
NEO	Threshold	Target	Maximum	% of Earned Base Salary	Amount (1)
Milton J. Miller, II	25%	37.5%	50%	45.5%	$274,372
Cindy L. Konich	15%	25%	35%	31.4%	120,215
Jonathan R. West	15%	25%	35%	31.4%	108,529
Robert E. Gruwell (2)	20%	25%	30%	28.2%	80,409
Sunil U. Mohandas (3)	15%	25%	35%	33.2%	91,945
K. Lowell Short, Jr.	15%	25%	35%	31.4%	80,232
Gregory L. Teare	15%	25%	35%	31.4%	79,288

(1)	These amounts were paid on March 8, 2013.

(2)
During 2012, Mr. Gruwell was a Level II participant in the 2012 Incentive Plan. His Threshold, Target, and Maximum percentages were the same as for all of the other Level II participants, who did not receive deferred awards.

(3)	The weighted value of each goal was different for Mr. Mohandas (CRM) resulting in a different percentage of Earned Base Salary.

Pursuant to the Incentive Plan, on November 15, 2012, the board of directors established Annual Award Performance Period Goals for 2013 for Level I Participants relating to specific mission goals for our Profitability, Member Products, the core banking solution ("CBS") technology implementation and CRM performance. The weights, specific achievement levels and actual results for each 2013 mission goal are presented below ($ amounts in millions).

2013 Mission Goals	Weighted Value (10)	Weighted Value (CRM)	Minimum Threshold	Target	Maximum	Actual Result	Attainment Percentage (Interpolated)	Weighted Average Payout	Weighted Average Payout (CRM)
Profitability:
Potential Dividend over our Cost of Funds (1)	25%	15%	250 bps	504 bps	600 bps	maximum	100%	25%	15%
Member Products:
Member Advance Growth (2)	10%	5%	1%	3%	8%	> target	86%	9%	4%
Advance Special Activity (3)	5%	5%	6 points	9 points	12 points	maximum	100%	5%	5%
MPP Production (4)	10%	5%	$750	$1,250	$1,750	> threshold	61%	6%	3%
New or Reactivated Traders (5)	5%	5%	18 points	24 points	30 points	maximum	100%	5%	5%
CBS (6) (11)	20%	20%	Treasury Derivative Risk Analytics ("TDRA") Operational	CBS Core Calypso Production-Ready by December 31, 2013 (12)	CBS Core Calypso in Production by December 31, 2013 (13)	threshold	25%	5%	5%
CRM:
Retained Earnings (7)	10%	10%	4.00%	4.15%	4.30%	maximum	100%	10%	10%
CRM Memo (8)	5%	10%	2 memos	4 memos	5 memos	maximum	100%	5%	10%
Operations Risk Management ("ORM") Reports and Information System ("IS") Reports	5%	5%	2 ORM reports, and 1 IS report	3 ORM reports, and 2 IS report	4 ORM reports, and 3 IS reports	maximum	100%	5%	5%
Special Risk Assessments, Risk Analysis or Risk Process Improvements (9)	5%	20%	2	4	6	maximum	100%	5%	20%
Total Achievement								80%	82%

(1)
Profitability, for purposes of this goal, is defined as the profitability rate in excess of the Bank's cost of funds rate. Profitability is the Bank's adjusted net income reduced by the portion of net income to be allocated to restricted retained earnings under the JCE Agreement and increased by the Bank's accruals for incentive compensation. Adjusted net income represents GAAP net income adjusted: (i) for the net impact of certain current and prior period Advance prepayments and debt extinguishments, net of AHP assessment, (ii) to exclude mark-to-market adjustments on derivatives and certain other effects from derivatives and hedging activities, net of AHP assessment, and (iii) to exclude the effects from interest expense on MRCS. The Bank's profitability rate is profitability, as defined above, as a percentage of average total regulatory capital stock (B1 weighted at 100% and B2 weighted at 80% to reflect the relative weights of the Bank's dividend). This rate assumes no material change in investment authority under Finance Agency regulation, policy, directive, guidance, or law. For purposes of the 2013 mission goals, on November 22, 2013, the board of directors revised the description of profitability to better reflect the board's intent with respect to how profitability is calculated. This change, however, did not affect the weighted values or the threshold, target and maximum achievement levels for the profitability goal, nor did it affect how the calculation is performed. The foregoing definition of profitability reflects the November 2013 revision.

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

(4)
MPP production, including Federal Housing Administration ("FHA") and conventional loans, will be the amount of all Mandatory Delivery Contracts traded in 2013. This rate assumes no capital requirement for MPP. Excludes Mortgage Partnership Finance ("MPF"). It also assumes no material change in MPP authority under Finance Agency regulation, policy, or law. When calculating achievement between the minimum threshold and the performance maximum, no single member can account for more than 25% of conventional production.

(5)
One (1) point is earned for entering into an MPP transaction with each member that has never traded or not traded with MPP within the previous 12 months of their 2013 trade. Two (2) points are earned for entering into an MPP transaction with each member that has not engaged in such a transaction for sixty (60) or more days (a "Fading Member"). Two points may be earned on a Fading Member only one time per member.

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

(11)
Threshold level is met if: (i) TDRA platform is operational; (ii) Calypso Risk Management Platform is operating on a stable environment; (iii) Treasury has completed the validation and calibration to market; and (iv) Risk Management Reporting is available to Treasury.

(12)	Target level is met if CBS Core Calypso Convergence Points in Production Ready status by December 31, 2013.

(13)	Maximum level is met if CBS Core Calypso Convergence Points are in production by December 31, 2013.

The percent of base salary that an NEO may have earned for certain target achievement levels and the actual percent of base salary payout achieved are presented below:

2013 Incentive Plan - Annual Award Performance Period
% of Earned Base Salary By Target Achievement Level - Paid in 2014

				Actual Payout
NEO	Threshold	Target	Maximum	% of Earned Base Salary	Amount (1)
Milton J. Miller, II (2)	25%	37.5%	50%	43%	$133,955
Cindy L. Konich (3)	25%	37.5%	50%	37%	177,601
Jonathan R. West	15%	25%	35%	29%	106,234
Robert E. Gruwell (4)	15%	25%	35%	28%	84,790
Sunil U. Mohandas (5)	15%	25%	35%	30%	85,941
K. Lowell Short, Jr.	15%	25%	35%	29%	76,934
Gregory L. Teare	15%	25%	35%	29%	76,740

(1)	These amounts were paid on March 7, 2014.

(2)
Mr. Miller retired effective July 1, 2013. Under the Incentive Plan, his 2013 Annual Award was prorated; consequently, Mr. Miller received one-half of the amount he would have received as the 2013 Annual Award had he been employed for all of calendar 2013.

(3)
Ms. Konich was appointed as President - CEO effective July 22, 2013. Thereafter, pursuant to the Incentive Plan, she became eligible to receive a greater percentage of earned base salary for threshold, target and maximum achievement of the 2013 Annual Award goals. The listed threshold, target and maximum percentages for Ms. Konich are shown as of December 31, 2013, reflecting her position as President - CEO. The percentage of earned based salary and payout amount shown for Ms. Konich reflect the proration of the actual achievement percentages for 2013.

(4)
Mr. Gruwell was promoted to Senior Vice President - CFO effective July 29, 2013. Pursuant to the Incentive Plan, he thereupon became a Level I Participant, which resulted in adjustments to the percentage of earned base salary for threshold, target and maximum achievement levels (versus those provided in the Incentive Plan for Level II Participants). The listed threshold, target and maximum percentages for Mr. Gruwell are shown as of December 31, 2013, reflecting his position as Senior Vice President - CFO. The percentage of earned base salary and payout amount shown for Mr. Gruwell reflect the proration of the applicable achievement percentages for 2013.

(5)	The weighted value of each goal was different for Mr. Mohandas (CRM) resulting in a different percentage of Earned Base Salary.

Pursuant to the Incentive Plan, on November 22, 2013, the board of directors established Annual Award Performance Goals for 2014 for Level I Participants relating to specific mission goals for Profitability, Member Products, IT and Risk Management and Reporting. The weights and specific achievement levels for each 2014 mission goal are presented below ($ amounts in millions).

2014 MISSION GOALS	WEIGHTED VALUE		MINIMUM THRESHOLD	TARGET	MAXIMUM
	Bank (12)	CRM
1. PROFITABILITY (1)	25%	25%	250 bps	485 bps	600 bps

2. MEMBER PRODUCTS
Member Advance Growth (2)	15%	15%	1%	2.5%	7%

Advance Special Activity (3)	10%	5%	4 points	7 points	9 points

MPP Production (4)	10%	10%	$550	$780	$1,500

MPP Participation Rate (5)	10%	10%	60%	75%	90%

CIP Advances Originated (6)	5%	5%	$50	$75	$100

3. INFORMATION TECHNOLOGY (7)
Enhanced MPP Capabilities (8)	5%	5%	Create MPP Technology Strategy White Paper and hire budgeted MPP technical and business resources.	Identify roster of potential MPP technology projects and prepare detailed phased implementation plans, to include plans for at least two production deliveries against the detailed phases.	Achieve Target and release to production at least one of the two planned production deliveries.

Governance and Implementation (9)	5%	5%	Update the Project Lifecycle methodology and documentation.	Achieve Minimum and Executive Management Committee will review assigned priorities for IT projects at least quarterly and provide input to the President -CEO and CIO.	Achieve Target and a CBS module or component is operational and its expenses begin to be amortized under GAAP.
4. RISK MANAGEMENT AND REPORTING
Retained Earnings (10)	10%	10%	4.8%	5.0%	5.2%
Prudential Management Self-Assessment, CRM Memo, and ORM Reports (11)	5%	10%	2 Prudential Management Self-Assessments, 1 CRM Memo, and 1 ORM Report	2 Prudential Management Self-Assessments, 2 CRM Memos, and 2 ORM Reports	2 Prudential Management Self-Assessments with no new deficiencies, 4 CRM Memos, and 3 ORM Reports

(1)
For purposes of this goal, profitability is defined as the Bank’s profitability rate in excess of the Bank’s cost of funds rate. Profitability is the Bank’s adjusted net income reduced by the portion of net income to be allocated to restricted retained earnings under the JCE Agreement and increased by the Bank’s accruals for incentive compensation. Adjusted net income represents GAAP Net Income adjusted: (i) for the net impact of certain current and prior period Advance prepayments and debt extinguishments, net of the AHP assessment, (ii) to exclude mark-to-market adjustments on derivatives and certain other effects from derivatives and hedging activities, net of the AHP assessment, and (iii) to exclude the effects from interest expense on MRCS. The Bank’s profitability rate is profitability, as defined above, as a percentage of average total regulatory capital stock (B1 weighted at 100% and B2 weighted at 80% to reflect the relative weights of the Bank’s dividend). This rate assumes no material change in investment authority under Finance Agency regulation, policy, directive, guidance, or law.

(2)
Member Advances are calculated as the growth in the average daily balance of Advances outstanding to members at par. Average daily balances are used instead of point-in-time balances to eliminate point-in-time activity that may occur and to reward for the benefit of the income earned on Advances balances while outstanding. Members that become non-members during 2014 will be excluded from the calculation.

(3)
For each Advance Special offering (i.e., each Advance offering communicated to members on special terms), one (1) point is earned for an Advance Special offering if at least ten (10) members participate in the offering or an aggregate total of $50 million or more is originated pursuant to the offering.

(4)
MPP production, including FHA and conventional loans, will be the amount of all Mandatory Delivery Contracts traded in 2014. Assumes no capital requirement for MPP. Excludes MPF. It also assumes no material change in MPP authority under Finance Agency regulation, policy, directive, guidance, or law. When calculating achievement between the minimum threshold and the performance maximum, no single member can account for more than 25% of conventional production.

(5)
MPP Participation Rate is the measurement of the proportion of approved MPP Participating Financial Institutions ("PFIs") that trade mortgage loans each quarter, divided by the total number of approved MPP PFIs at the beginning of that quarter. The number of approved MPP PFIs is determined at the beginning of the quarter. MPP PFIs are automatically dropped from the approved MPP PFI list if the PFI: (a) has not traded with the Bank within 12 months of the later of its approval date or its last trade date; (b) has ceased to be a member; (c) has discontinued participation in MPP in accordance with applicable MPP contracts; or (d) has defaulted under one or more agreements with the Bank. This rate is measured quarterly, with the four quarters’ results averaged.

(6)
Newly-originated Community Investment Cash Advances, including CIP and other qualifying Advances and CIP qualified letters of credit, provided in support of targeted projects as defined in 12 C.F.R. Part 1291 and the Bank Act.

(7)
Status and reporting on these technology Goals and their attainment will be provided in writing by the CIO, Chief Accounting Officer ("CAO"), and CFO, and will be confirmed by the President - CEO. The CIO, CAO, CFO, and the President - CEO will advise the Committee designated in Section 1.3 of the Plan of unanticipated developments that could be anticipated to materially change the Bank’s ability to achieve these Goals. If one or more of these designated positions are open at the time any of the foregoing approvals are required, the Chief Operating Officer ("COO") will be substituted.

(8)
Production delivery is defined as the implementation in production of software that is identified in the MPP Technology Strategy White Paper and either supports new business capabilities or extends existing business capabilities. This Goal excludes 2012 Lender Risk Account software initiative, which is in testing in November 2013.

(9)
Achievement of these goals will be documented in the Executive Management Committee minutes. This process is intended to give Management the needed discretion and business judgment to reasonably manage the Bank and its IT department. With respect to the Maximum achievement level, the Executive Management Committee will determine whether a module or component of the CBS is ready for its intended use, which means all substantial testing has been completed, regardless of whether it will be placed in service in planned stages that may extend beyond a reporting period. At that time, in accordance with accounting principles generally accepted in the United States, amortization of that module or component of the CBS shall begin.

(10)
Total Retained Earnings divided by mortgage assets, measured at the end of each month. Calculated each month as Total Retained Earnings divided by the sum of the carrying value of the MBS and AMA portfolios. The year-end calculation will be the simple average of 12 month-end calculations.

(11)
As per the Board meeting schedule, provide the Board the CRM memo. ORM reports to be provided according to CRM schedule. Prudential Management Self-Assessments are performed twice annually to assess compliance with the Finance Agency Prudential Management & Operations Standards. "New deficiencies" are Prudential Management & Operations Standards compliance gaps that relate to federal law and regulation as in effect on December 31, 2013, and that were not previously identified through the Bank’s self-assessment process, the operations of its Internal Audit department, or Finance Agency examinations. The Bank’s General Counsel, with the concurrence of the COO, will determine whether any "new deficiencies" have been found.

(12)	For Level I Participants other than those in CRM and Internal Audit.

The weights and specific goals for the 2014 Performance Period differ from those used for the 2013 Performance Period, primarily with respect to the minimum threshold, target and maximum performance levels for Profitability (as defined), Advances growth, MPP Production and Retained Earnings. The minimum threshold and maximum performance levels for Profitability remain at 250 bps and 600 bps, respectively, for 2014, while the target performance level for Profitability was decreased for 2014 compared to 2013 (from 504 bps to 485 bps) to more closely align those performance levels with our strategic financial forecast. The minimum threshold, target and maximum performance levels for MPP Production were also changed to $550 million, $780 million and $1,500 million, respectively, from $750 million, $1,250 and $1,750 million, respectively, reflecting management's expectations of mortgage market conditions for 2014. Retained earning minimum, target and maximum performance levels increase from 4.0%, 4.15% and 4.30% for 2013 to 4.8%, 5.0% and 5.2%, respectively, for 2014. The weighted values for member advance growth and advance special activity (as defined) were increased for 2014 to 15% and 10% from 10% and 5%, respectively. In addition, a performance goal was added for 2014 for MPP participation rate (as defined), and the 2013 New or Reactivated Traders goal was eliminated for 2014. A new CIP Advances Originated goal was established for 2014, consistent with our affordable housing mission. New IT mission goals were added for 2014 relating to enhanced MPP capabilities and governance and implementation matters. Similarly, a new Risk Management and Reporting goal was established for 2014 involving Prudential Management Self-Assessment, CRM Memoranda and ORM Reports. This goal supersedes three 2013 goals relating to several CRM management activities.

In addition, under the Incentive Plan, the board of directors has established Deferred Award Performance Goals for Level I Participants for the three-year period covering calendar years 2015 through 2017, relating to our profitability, retained earnings and prudential management standards for the period. The mission goals, weighted values and performance levels for the 2015-2017 Deferred Award Performance Period are the same as those previously established by the board of directors for the 2013-2015 and 2014-2016 Deferred Award Performance Periods and are as follows:

2015 - 2017 MISSION GOALS	WEIGHTED VALUE		MINIMUM THRESHOLD (4)	TARGET (4)	MAXIMUM (4)
	Bank (3)	CRM
PROFITABILITY (1)	35%	35%	25 bps	50 bps	150 bps
RETAINED EARNINGS (2)	35%	35%	3.5%	3.9%	4.3%
PRUDENTIAL MANAGEMENT STANDARDS:	30%	30%	Achieve 2 Standards	(a)	Achieve all 3 Standards
1. Maintain a regulatory capital-to-assets ratio of at least 4.16% as measured on each quarter-end in 2015 through 2017.
2. Without Board pre-approval, do not purchase more than $2.5 billion of conventional AMA assets per plan year.
3. Award to Bank members the annual AHP funding requirement in each plan year.

(1)
For purposes of this goal, profitability is defined as the Bank’s profitability rate in excess of the Bank’s cost of funds rate. Profitability is the Bank’s adjusted net income reduced by the portion of net income to be allocated to restricted retained earnings under the JCE Agreement and increased by the Bank’s accruals for incentive compensation. Adjusted net income represents GAAP Net Income adjusted: (i) for the net impact of certain current and prior period Advance prepayments and debt extinguishments, net of the AHP assessment, (ii) to exclude mark-to-market adjustments on derivatives and certain other effects from derivatives and hedging activities, net of the AHP assessment, and (iii) to exclude the effects from interest expense on MRCS. The Bank’s profitability rate is profitability, as defined above, as a percentage of average total regulatory capital stock (B1 weighted at 100% and B2 weighted at 80% to reflect the relative weights of the Bank’s dividend). This rate assumes no material change in investment authority under Finance Agency regulation, policy, directive, guidance, or law. The Potential Dividend will be computed using a simple annual average over the three-year period.

(2)
Total Retained Earnings divided by mortgage assets, measured at the end of each month. Calculated each month as Total Retained Earnings divided by the sum of the carrying value of the MBS and AMA assets portfolios. The calculation will be the simple average of 36 month-end calculations.

(3)	For Level I Participants other than those in CRM and Internal Audit.

(4)
Deferred Awards are subject to additional Performance Goals for the Deferral Performance Period. Depending on the Bank’s performance during the Deferral Performance Period, the Final Award will be worth 75% at Threshold, 100% at Target or 125% at Maximum of the original amount.

(a)	There is no target goal.

The Incentive Plan provides that a termination of service of a Level I Participant during a Performance Period may result in the forfeiture of the Participant's award. The Incentive Plan recognizes certain exceptions to this general rule, if the termination of service is (i) due to the Level I Participant's death, "Disability," or "Retirement"; (ii) for "Good Reason"; or (iii) without "Cause" due to a "Reduction in Force" (in each case as defined in the Incentive Plan). If one of these exceptions applies, a Level I Participant's Annual Award, Deferred Awards or Gap Year Award generally will be treated as earned and vested, based on certain assumptions with respect to our achievement of applicable performance goals for the applicable Performance Period. Payment may be accelerated if the Participant dies or becomes "Disabled," or if the termination is without "Cause" due to a "Reduction in Force".

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

The Incentive Plan also amends our LTI Plans for 2009-2011, 2010-2012, and 2011-2013 by revising the definition of "Retirement," as used in those prior plans, to conform to the Incentive Plan's definition of that term for purposes of determining if an employee has retired beginning on or after January 1, 2012. Each of those prior plans, as amended, survives the adoption of the Incentive Plan.

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

In accordance with Finance Agency directives, we have submitted the Incentive Plan (including the above-described performance goals established by the board of directors on November 22, 2013) to the Director of the Finance Agency for review.

Retirement Benefits. We have established and maintain a comprehensive retirement program for NEOs. During 2013, we provided qualified and non-qualified defined benefit plans and a qualified defined contribution plan. The benefits provided by these plans are components of the total compensation opportunity for NEOs. The board of directors believes that these plans serve as valuable retention tools and provide significant tax deferral opportunities and resources for the participants' long-range financial planning. These plans are discussed below.

Pension and Thrift Plans. Our retirement program is comprised of two qualified retirement plans: the Pentegra Defined Benefit Pension Plan for Financial Institutions ("DB Plan") (for eligible employees hired before February 1, 2010) and the Pentegra Defined Contribution Retirement Savings Plan for Financial Institutions ("DC Plan") (for all eligible employees).

In response to federal legislation that imposes restrictions on the retirement benefits otherwise earned by executives, in 1993 we established the Supplemental Executive Retirement Plan ("SERP"). In order to grandfather the SERP under the laws in effect prior to the effective date of the Internal Revenue Code ("IRC") Section 409A regulations, the SERP was frozen, effective December 31, 2004, and is now referred to as the "Frozen SERP." A separate SERP ("2005 SERP") was established effective January 1, 2005 (as amended and restated effective January 1, 2008) to conform to the Section 409A regulations. The Frozen SERP and 2005 SERP are collectively referred to as the "SERPs." In addition to the NEOs, certain other officers are eligible to participate in the 2005 SERP.

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

DB Plan and SERPs. All employees who met the eligibility requirements and were hired before February 1, 2010, including the NEOs, participate in the DB Plan, a tax-qualified, multiple employer defined benefit pension plan. The plan neither requires nor permits employee contributions. Participants' pension benefits vest upon completion of five years of service. Benefits are based upon compensation up to the annual compensation limit under the IRC, which was $255,000 in 2013. In addition, benefits payable to participants in the DB Plan may not exceed a maximum benefit limit under the IRC, which in 2013 was $205,000, payable as a single life annuity at normal retirement age. The SERPs, as non-qualified retirement plans, restore retirement benefits that a participant would otherwise receive, absent these limitations imposed by the IRC. In this respect, the SERPs are an extension of our retirement commitment to our NEOs as highly-compensated employees because they preserve and restore the full pension benefits that are not payable from the DB Plan, due to IRC limitations regarding compensation, years of service or benefits payable.

In determining whether a participant is entitled to a restoration of retirement benefits, the SERPs utilize the identical benefit formula applicable to the DB Plan. In the event that the benefit payable from the DB Plan has been reduced or otherwise limited due to IRC limitations, the participant's lost benefits are payable under the terms of the SERPs.

In connection with an early retirement option offered in late 2006, Mr. Miller elected to retire effective December 29, 2006, and was granted an early retirement benefit. This early retirement benefit included an additional three years of service and three years of age ("3+3") for purposes of calculating his accrued benefit under the DB Plan and the SERPs. On July 16, 2007, Mr. Miller was re-hired as our President - CEO. At that time, all scheduled future payments from the SERPs were suspended until Mr. Miller retired again, which he did on July 1, 2013. Mr. Miller was eligible to participate in and accrue additional benefits under the DB Plan and the 2005 SERP (but not the Frozen SERP, because accruals to it were frozen as of December 31, 2004). The DB Plan benefit paid to Mr. Miller upon his retirement in 2013 included the value of the early retirement benefit (3+3) but was also reduced under the terms of the DB Plan by the lump sum benefit of $1,230,601 he received from the DB Plan when he retired in 2006. The Frozen SERP benefit paid to Mr. Miller upon his retirement in 2013 included the value of the early retirement benefit but was also reduced under the terms of the Frozen SERP to take into account the one installment payment of $308,231 that Mr. Miller had already received under the Frozen SERP, and was reduced by an additional $450,000, which represented the amount determined by the board of directors in 2007 to approximate the after-tax value of the additional benefit Mr. Miller received under the early retirement option. The Frozen SERP benefit was also increased by interest earned at the annual rate of 4.86% from December 31, 2004 (the date on which the Frozen SERP was frozen) to July 23, 2013, the date of payment following Mr. Miller's 2013 retirement. The 2005 SERP provided that Mr. Miller's benefit upon his retirement would include the value of the early retirement benefit and would be reduced to take into account his receipt of a lump sum payout of $1,242,282 (for a total SERPs payout of $1,550,513) from his 2006 retirement. The 2005 SERP benefit was increased by interest earned at the annual rate of 4.69% from February 1, 2007 (the date of the above-referenced installment payment) to the date of payment following Mr. Miller's 2013 retirement. The amounts paid to Mr. Miller pursuant to the DB Plan and the SERPs following his retirement in 2013 are set forth below in the Pension Benefits Table for 2013.

The DB Plan was amended, effective for all employees hired on or after July 1, 2008, to provide a reduced benefit. All eligible employees hired on or before June 30, 2008 (including five of our NEOs) were grandfathered under the benefit formula and the terms of the DB Plan in effect as of June 30, 2008 ("Grandfathered DB Plan") and are eligible to continue under the Grandfathered DB Plan, subject to future plan amendments made by the board of directors. All eligible employees hired on or after July 1, 2008 but before February 1, 2010 (including two of our NEOs) are enrolled in the amended DB Plan ("Amended DB Plan"). Thus, as of December 31, 2013, all NEOs are enrolled in either the Grandfathered DB Plan or the Amended DB Plan and are eligible to participate in the SERP. The following sections describe the differences in the benefits included in these plans.

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

•
Formula: The combined Grandfathered DB Plan and SERPs benefit equals 2.5% times years of benefit service times the high 3-year average compensation. Benefit service begins 1 year after employment, and benefits are vested after 5 years. Benefit payments commencing before age 65 are reduced by applying an early retirement factor based on the participant's age when payments begin. The allowance payable at age 65 would be reduced by 3.0% for each year the employee is under age 65. If the sum of age and years of vesting service at termination of employment is at least 70 ("Rule of 70"), the retirement allowance would be reduced by 1.5% for each year the employee is under age 65. See above description that describes the calculation of benefits for Mr. Miller. Beginning at age 66, retirees are also provided an annual retiree cost of living adjustment of 3.0% per year, which is not reflected in the table.

Amended DB Plan. The following table shows estimated annual benefits payable upon retirement at age 65 by combining the Amended DB Plan and the 2005 SERP. The estimated annual benefits are calculated in accordance with the formula currently in effect for specified years of service and compensation for individuals participating in both plans, hired on or after July 1, 2008 but before February 1, 2010:

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

•
Formula: The combined Amended DB Plan and 2005 SERP benefit equals 1.5% times years of benefit service times the high 5-year average compensation. The benefit is not payable under the Frozen SERP because no participant in the Amended DB Plan is an eligible participant in the Frozen SERP. Benefit service begins 1 year after employment, and benefits are vested after 5 years. Benefit payments commencing before age 65 are reduced by applying an early retirement factor based on the participant's age when payments begin. The allowance payable at age 65 would be reduced according to the actuarial equivalent based on actual age when early retirement commences. If a participant satisfied the Rule of 70 at termination of employment, the retirement allowance would be reduced by 3.0% for each year the participant is under age 65.

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

With respect to all employees hired before February 1, 2010:

•
Eligible compensation includes salary (before any employee contributions to tax qualified plans), STI Plan, bonus, and any other compensation that is reflected on the IRS Form W-2 (but not including LTI Plan payments or any compensation deferred from a prior year).

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

The 2005 SERP was amended in 2008 to clarify that, for employees hired on or after July 1, 2008 who have previously accrued Pentegra retirement benefits, the 2005 SERP will only restore benefits earned while at our Bank. The 2005 SERP was also amended in 2008 to reflect the conforming changes otherwise reflected in the July 1, 2008 board of directors' resolution, including the decision not to include as compensation any LTI Plan payments or any compensation deferred from a prior year when calculating the benefit payable under the 2005 SERP.

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

DC Plan. All employees, including the NEOs, who have met the eligibility requirements may participate in the DC Plan, a retirement savings plan qualified under the IRC (Section 401(k)). The DC Plan provides for an immediate (after the first month of hire) fully vested employer match of 100% on the first 6% of base pay that the participant contributes.

Eligible compensation in the DC Plan is defined as base salary. A participant in the DC Plan may elect to contribute up to 50% of eligible compensation, subject to the following limits. Under IRS regulations, in 2013 an employee could contribute up to $17,500 of eligible compensation on a pre-tax basis, and an employee age 50 or over could contribute up to an additional $5,500 on a pre-tax basis. Participant contributions over that amount may be made on an after-tax basis. A total of $51,000 per year may be contributed to a participant's account, including our matching contribution and the participant's pre-tax and after-tax contributions. In addition, no more than $255,000 of annual compensation may be taken into account in computing eligible compensation. The amount deferred on a pre-tax basis will be taxed to the participant as ordinary income when distributed from the DC Plan. The plan permits participants to self-direct the investment of their DC Plan accounts into one or more investment funds. All returns are at the market rate of the respective fund(s) selected by the participant.

The DC Plan also permits a participant (in addition to making pre-tax elective deferrals) to fund a separate "Roth Elective Deferral Account" (also known as a "Roth 401(k)") with after-tax contributions. A participant may make both pre-tax and Roth 401(k) contributions, subject to the limitations described in the previous paragraph. All Bank contributions will be allocated to the participant's safe-harbor account, subject to the maximum match amount described above. Under current IRS rules, withdrawals from a Roth 401(k) account (including investment gains) are tax-free after the participant reaches age 59 1/2 and if the withdrawal occurs at least five years after January 1 of the first year in which a contribution to the Roth 401(k) account occurs. In addition, the DC Plan permits in-plan Roth conversions, which allow participants to convert certain vested contributions into Roth contributions similar to a Roth Individual Retirement Account conversion.

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

In addition, we provide as a taxable benefit to the NEOs companion travel to board of directors meetings and preapproved industry activities (limited to two events per year unless otherwise approved by the President - CEO or the Executive Vice President).

Key Employee Severance Agreements. We have Key Employee Severance Agreements with certain officers, including the NEOs. Please refer to the Potential Payments Upon Termination or Change in Control herein for additional information concerning Key Employee Severance Agreements.

Tax Considerations. The board of directors has structured the compensation programs to comply with IRC Section 409A. If an executive is entitled to nonqualified deferred compensation benefits that are subject to IRC Section 409A, and such benefits do not comply with IRC Section 409A, then the benefits are taxable in the first year they are not subject to a substantial risk of forfeiture. In such case, the executive is subject to payment of regular federal income tax, interest and an additional federal income tax of 20% of the benefit includable in income. Key Employee Severance Agreements with two of our NEOs contain provisions that "gross-up" certain benefits paid thereunder in the event the NEO should become liable for an excise tax on such benefits.

Summary Compensation Table for 2013

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation (1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (2)	All Other Compensation (3)	Total
(a)	(b)	(c)	(d)	(g)	(h)	(i)	(j)
Milton J. Miller, II President - CEO (PEO) (4)	2013	$313,504	$—	$328,358	$—	$147,531	$789,393
	2012	603,513	—	486,663	1,317,000	15,105	2,422,281
	2011	555,438	—	504,294	2,083,000	14,805	3,157,537
Cindy L. Konich President - CEO (PEO)	2013	485,401	—	288,609	113,000	15,570	902,580
	2012	383,218	—	205,134	842,000	15,107	1,445,459
	2011	369,018	—	195,861	1,264,000	14,803	1,843,682
Jonathan R. West EVP - COO - Business Operations (PEO) (5)	2013	364,033	—	199,513	—	15,405	578,951
	2012	345,963	—	186,565	656,000	15,097	1,203,625
	2011	333,138	—	177,849	987,000	14,793	1,512,780
Robert E. Gruwell SVP - CFO (PFO) (6)	2013	302,855	30,000	84,790	157,000	15,387	590,032
Sunil U. Mohandas SVP - CRO	2013	285,601	—	161,278	14,000	15,380	476,259
	2012	277,067	—	161,843	217,000	15,078	670,988
	2011	264,342	—	97,764	276,000	14,774	652,880
K. Lowell Short, Jr. SVP - CAO	2013	263,630	—	145,257	31,000	15,374	455,261
	2012	255,760	—	143,014	54,000	15,072	467,846
	2011	244,010	—	125,123	44,000	14,709	427,842
Gregory L. Teare SVP - Chief Banking Officer	2013	262,964	—	144,262	21,000	15,374	443,600
	2012	252,750	—	141,332	90,000	15,071	499,153
	2011	241,150	—	132,025	86,000	14,537	473,712

(1)	The Non-Equity Incentive Plan Compensation table below shows the components of the "Non-Equity Incentive Plan Compensation" column and the dates that these amounts were paid.

(2)
These amounts represent a change in pension value under the Grandfathered DB Plan, Amended DB Plan and the SERPs. No NEO received preferential or above-market earnings on deferred compensation. Pension values are determined by calculating the present values of pension benefits accrued through the plan valuation dates. The calculations incorporate various assumptions and changes in compensation, age and service, and utilize discount interest rates based on market interest rates. Therefore, changes in market interest rates can have a significant impact on the change in pension value.

(3)	The All Other Compensation table below shows the components of the "All Other Compensation" column.

(4)
Following his retirement on July 1, 2013, Mr. Miller received a lump sum distribution of his benefits under the DB Plan and SERPs. Because he was paid in full, his pension value at December 31, 2013 was $0, which resulted in a net decrease in his pension value of $6,824,000 compared to December 31, 2012. In accordance with SEC guidance, the decrease is reported in the table as $0.

(5)
Mr. West is listed as being a PEO as a result of serving in the capacity of Acting Co-President - CEO during a portion of 2013. The change in pension values under the DB Plan and SERPs for Mr. West decreased by $127,000 during 2013. In accordance with SEC guidance, the amount reported in the table is $0.

(6)
In July 2013, prior to the effective date of his promotion to SVP - CFO, Mr. Gruwell was paid a retention bonus of $30,000 (less applicable deductions) pursuant to a Retention Agreement dated April 19, 2013 and amended as of July 3, 2013. Mr. Gruwell was not an Executive Officer of the Bank during 2011 or 2012.

Non-Equity Incentive Plan Compensation - 2013

		Annual Incentive (1)		Deferred Incentive (2)
						Total Non-Equity
Name	Year	Amounts Earned	Date Paid	Amounts Earned	Date Paid	Incentive Compensation
Milton J. Miller, II	2013	$133,955	3/7/2014	$194,403	3/7/2014	$328,358
	2012	274,372	3/8/2013	212,291	3/8/2013	486,663
	2011	344,850	3/9/2012	159,444	3/9/2012	504,294
Cindy L. Konich	2013	177,601	3/7/2014	111,008	3/7/2014	288,609
	2012	120,215	3/8/2013	84,919	3/8/2013	205,134
	2011	132,083	3/9/2012	63,778	3/9/2012	195,861
Jonathan R. West	2013	106,234	3/7/2014	93,279	3/7/2014	199,513
	2012	108,529	3/8/2013	78,036	3/8/2013	186,565
	2011	119,240	3/9/2012	58,609	3/9/2012	177,849
Robert E. Gruwell (3)	2013	84,790	3/7/2014	(a)	(a)	84,790
Sunil U. Mohandas	2013	85,941	3/7/2014	75,337	3/7/2014	161,278
	2012	91,945	3/8/2013	69,898	3/8/2013	161,843
	2011	97,764	3/9/2012	(b)	(b)	97,764
K. Lowell Short, Jr. (4)	2013	76,934	3/7/2014	68,323	3/7/2014	145,257
	2012	80,232	3/8/2013	62,782	3/8/2013	143,014
	2011	87,339	3/9/2012	37,784	3/9/2012	125,123
Gregory L. Teare	2013	76,740	3/7/2014	67,522	3/7/2014	144,262
	2012	79,288	3/8/2013	62,044	3/8/2013	141,332
	2011	86,315	3/9/2012	45,710	3/9/2012	132,025

(1)	Prior to 2012, we offered the STI Plan instead.

(2)	Prior to 2012, we offered the LTI Plan instead.

(3)	Mr. Gruwell was not an Executive Officer of the Bank during 2011 or 2012.

(4)	Mr. Short's LTI Plan payout for the 2009-2011 performance period was prorated for his partial year of employment with the Bank in 2009.

(a)	Mr. Gruwell was not a participant in the LTI Plan for 2011-2013.

(b)	Mr. Mohandas was not a participant in the LTI Plan for 2009-2011.

All Other Compensation - 2013

			Bank Portion of	Perquisites and
		Bank Contribution	Life Insurance	Other Personal	Total All Other
Name	Year	to DC Plan	Premiums	Benefits	Compensation
Milton J. Miller, II (1)	2013	$15,300	$105	$132,126	$147,531
	2012	15,000	105	—	15,105
	2011	14,700	105	—	14,805
Cindy L. Konich	2013	15,300	270	—	15,570
	2012	15,000	107	—	15,107
	2011	14,700	103	—	14,803
Jonathan R. West	2013	15,300	105	—	15,405
	2012	15,000	97	—	15,097
	2011	14,700	93	—	14,793
Robert E. Gruwell (2)	2013	15,300	87	—	15,387
Sunil U. Mohandas	2013	15,300	80	—	15,380
	2012	15,000	78	—	15,078
	2011	14,700	74	—	14,774
K. Lowell Short, Jr.	2013	15,300	74	—	15,374
	2012	15,000	72	—	15,072
	2011	14,641	68	—	14,709
Gregory L. Teare	2013	15,300	74	—	15,374
	2012	15,000	71	—	15,071
	2011	14,469	68	—	14,537

(1)	Included in this amount for Mr. Miller for 2013 is a cumulative vacation payout of $128,349, and other de minimus perquisites that are individually and in the aggregate valued at less than $10,000.

(2)	Mr. Gruwell was not an Executive Officer of the Bank during 2011 or 2012.

There were no other perquisites or benefits that are available to the NEOs that are not available to all other employees and that are valued at greater than $10,000, either individually or in the aggregate.

Annual Incentive Compensation

Grants of Plan-Based Awards Table for 2013

	Estimated Future Payouts Under Non-Equity Incentive Plans
Name	Plan Name	Grant Date (1)	Threshold (2) (3)	Target	Maximum
(a)		(b)	(c)	(d)	(e)
Milton J. Miller, II	Incentive Plan - Annual	12/1/2011	$3,919	$117,564	$156,752
	Incentive Plan - Deferred	12/1/2011	100,466	133,955	167,444
Cindy L. Konich	Incentive Plan - Annual	12/1/2011	4,967	154,523	209,698
	Incentive Plan - Deferred	12/1/2011	133,201	177,601	222,001
Jonathan R. West	Incentive Plan - Annual	12/1/2011	2,730	91,008	127,412
	Incentive Plan - Deferred	12/1/2011	79,676	106,234	132,793
Robert E. Gruwell	Incentive Plan - Annual	12/1/2011	2,701	75,714	97,415
	Incentive Plan - Deferred	12/1/2011	28,708	38,277	47,846
Sunil U. Mohandas	Incentive Plan - Annual	12/1/2011	2,142	71,400	99,960
	Incentive Plan - Deferred (4)	12/1/2011	—	—	—
K. Lowell Short, Jr.	Incentive Plan - Annual	12/1/2011	1,977	65,908	92,271
	Incentive Plan - Deferred	12/1/2011	57,701	76,934	96,168
Gregory L. Teare	Incentive Plan - Annual	12/1/2011	1,972	65,741	92,037
	Incentive Plan - Deferred	12/1/2011	57,555	76,740	95,925

(1)	The Grant Date shown is the original effective date of the Incentive Plan.

(2)
The Incentive Plan - Annual threshold payout is the amount expected to be paid when meeting the minimum threshold for the smallest of each of the 10 components of the 2013 Annual Award Performance Period Goals. If the minimum threshold for the smallest weighted of the 10 components was achieved, but the minimum threshold for any of the other components was not reached, the payout would be 1.25% of the eligible payout for Mr. Miller, 1.02% (a blend of the eligible Level I rate payouts) for Ms. Konich, 0.89% (a blend of the eligible Level I rate and Level II rate) for Mr. Gruwell, and 0.75% for Mr. West, Mr. Mohandas, Mr. Short and Mr. Teare (1.25% x earned base pay for Mr. Miller, 1.02% x earned based base pay for Ms. Konich, 0.89% x earned based base pay for Mr. Gruwell, and 0.75% x earned base pay for Mr. West, Mr. Mohandas, Mr. Short, and Mr. Teare). There was no guaranteed payout under the 2013 Annual Award provisions of the Incentive Plan. Therefore, the minimum that could be paid out under this plan is $0 for each NEO. The Non-Equity Incentive Plan Compensation - 2013 table previously presented shows the amounts actually earned and paid under the 2013 Annual Award provisions of the Incentive Plan.

(3)
The Incentive Plan - Deferred threshold payout is based upon the amount earned under the Incentive Plan - Annual and is further dependent on attaining the minimum threshold over the three-year deferral period (2014-2016). The threshold is the amount expected to be paid when meeting the minimum threshold for achievement under the Deferred Award provisions of the Incentive Plan over the three-year period. Depending on our performance during the Deferral Performance Period, the Final Award will be worth 75% at Threshold, 100% at Target or 125% at Maximum of the original amount of the Deferred Award (from the 2013 Incentive Plan - Annual Award Performance Period table previously presented). There is no guaranteed payout under the Deferred Award provisions of the Incentive Plan. Therefore, the minimum that could be paid out under this plan is $0 for each NEO.

(4)
Mr. Mohandas’ employment with the Bank terminated effective January 7, 2014. As a result, he will not be employed on the last day of the Deferral Period for the 2013 Award (i.e., December 31, 2016) and therefore will not be eligible to receive the 2013 Deferred Award.

Retirement Benefits

Pension Benefits Table for 2013

Name	Plan Name	Number of Years of Credited Service (1)	Present Value of Accumulated Benefits	Payments During Last Fiscal Year
(a)	(b)	(c)	(d)	(e)
Milton J. Miller, II (2)	DB Plan	36	$—	$1,072,698
	SERPs	36	—	10,283,393
Cindy L. Konich	DB Plan	29	1,640,000	—
	SERPs	29	2,933,000	—
Jonathan R. West	DB Plan	27	1,568,000	—
	SERPs	27	1,871,000	—
Robert E. Gruwell	DB Plan	5	474,000	—
	2005 SERP	5	239,000	—
Sunil U. Mohandas	DB Plan	10	592,000	—
	2005 SERP	10	289,000	—
K. Lowell Short, Jr.	DB Plan	3	103,000	—
	2005 SERP	3	34,000	—
Gregory L. Teare	DB Plan	11	252,000	—
	2005 SERP	5	49,000	—

(1)
For each of the NEOs, the years of credited service have been rounded to the nearest whole year. The years of credited service for Mr. Miller have been increased by three years as a result of the terms of his early retirement in 2006, as previously discussed.

(2)	Mr. Miller retired effective July 1, 2013.

Pension values are determined by calculating the present values of pension benefits accrued through the plan valuation dates. The calculations incorporate various assumptions and changes in compensation, age and service, and utilize discount interest rates based on market interest rates.

The present value of the accumulated benefits is based upon a retirement age of 65, using the RP 2000 mortality table projected five years, a discount rate of 4.95% for the DB Plan, and a discount rate of 4.85% for the SERPs for 2013.

Potential Payments Upon Termination or Change in Control.

Severance Pay Plan. The board of directors has adopted a Severance Pay Plan that pays the NEOs, upon a qualifying termination as described below, up to a maximum 52 weeks of base pay computed at the rate of 4 weeks of severance pay for each year of service with a minimum of 8 weeks of base pay to be paid. In addition, the plan pays a lump sum amount equal to the NEOs' cost to maintain health insurance coverage under the Consolidated Omnibus Budget Reconciliation Act ("COBRA") for the time period applicable under the severance pay schedule. The Severance Pay Plan may be amended or eliminated by the board of directors at any time. This plan does not apply to NEOs who have a Key Employee Severance Agreement (discussed below) with the Bank, if a qualifying event has triggered payment under the terms of the Key Employee Severance Agreement. However, if an NEO's employment is terminated, but a qualifying event under a Key Employment Severance Agreement has not occurred (e.g., if the NEO's employment is terminated as part of a reduction in force that is not associated with a change in control), the provisions of the Severance Pay Plan apply. As of the date of this Report, all of our NEOs (excluding Mr. Miller, who retired July 1, 2013) have a Key Employee Severance Agreement with our Bank.

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

The following table includes the amounts to be paid to the NEOs under the Severance Pay Plan if triggered as of December 31, 2013, absent a qualifying event that would result in payments under the respective Key Employee Severance Agreement:

	Months of	Cost of	Weeks of	Cost of	Total
NEO (1)	COBRA	COBRA	Salary	Salary	Severance
Cindy L. Konich	12	$21,264	52	$600,002	$621,266
Jonathan R. West	12	21,264	52	374,712	395,976
Robert E. Gruwell	6	7,462	23	137,126	144,588
Sunil U. Mohandas (2)	11	19,492	44	241,934	261,426
K. Lowell Short, Jr.	4	4,974	17	86,283	91,257
Gregory L. Teare	5	8,860	21	106,354	115,214

(1)	Mr. Miller retired effective July 1, 2013, and his retirement did not trigger a payment under the Severance Pay Plan.

(2)
Mr. Mohandas' employment with the Bank terminated effective January 7, 2014. On January 24, 2014, pursuant to the Severance Pay Plan and a separation and release agreement, Mr. Mohandas received a severance payment totaling $259,370, consisting of 44 weeks of base salary ($241,934) plus 11 months of COBRA ($17,436). The total severance paid to Mr. Mohandas does not agree to the table due to a reduction in the COBRA rate effective January 1, 2014.

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

Key Employee Severance Agreements. We have a Key Employee Severance Agreement in place with each of our NEOs. These agreements are intended to promote retention of the NEOs in the event of discussions concerning a possible reorganization or change in control of the Bank, and to ensure that merger or reorganization opportunities are evaluated objectively. As described in the following paragraphs, these agreements provide for payment and, in some cases, continued and/or increased benefits if the NEO's employment terminates under certain circumstances in connection with a reorganization, merger or other change in control of the Bank. If we were not in compliance with any applicable regulatory capital or regulatory leverage requirement at the time payment under these agreements becomes due, or if the payment would cause our Bank to fall below applicable regulatory requirements, the payment would be deferred until such time as we achieve compliance with such requirements. Moreover, if we were insolvent, have had a receiver or conservator appointed, or were in “troubled condition” at the time payment under these agreements becomes due, the Finance Agency could deem such a payment to be subject to its rules limiting golden parachute payments.

The Key Employee Severance Agreement with Mr. Miller was entered into in 2010 following a review by the Finance Agency, conducted pursuant to the Bank Act and applicable Finance Agency directives. As a result of Mr. Miller's retirement on July 1, 2013, his Key Employee Severance Agreement was terminated, and he was not entitled to any payments or other benefits thereunder. Ms. Konich's agreement was entered into during 2007. Mr. West's agreement was first entered into in 2001, and was amended by the board of directors in 2005 and again in 2007.

The agreements with Ms. Konich and Mr. West contain certain common features. The agreements provide each of them with coverage under our medical and dental insurance plans in effect at the time of termination for 36 months (subject to the NEO paying the employee portion of the cost of such coverage). Under the terms of their agreements, Ms. Konich and Mr. West are each entitled to a lump sum payment equal to a multiplier of the NEO's three preceding calendar years':

•	base salary (less salary deferrals), bonus, and other cash compensation;

•	salary deferrals and employer matching contributions to the DC Plan; and

•	taxable portion of automobile allowance, if any.

Ms. Konich and Mr. West are entitled to a multiplier of 2.99, if she or he terminates for "good reason" during a period beginning 12 months before and ending 24 months after a reorganization, or if she or he is terminated without "cause" within 12 months before and 24 months after a reorganization. These agreements also provide that benefits payable to Ms. Konich and Mr. West pursuant to the SERPs would be calculated as if the NEO were 3 years older and had 3 more years of benefit service.

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

In January 2011, we offered Key Employee Severance Agreements to Mr. Mohandas, Mr. Short and Mr. Teare following a review by the Finance Agency conducted pursuant to the Bank Act and applicable Finance Agency directives. Each of these agreements had a three-year term. In August 2013, we offered a Key Employee Severance Agreement with a three-year term to Mr. Gruwell following his promotion to Senior Vice President - CFO and a review by the Finance Agency conducted pursuant to the Bank Act and applicable Finance Agency rules. On January 17, 2014, the board of directors approved new Key Employee Severance Agreements for Mr. Short and Mr. Teare, with terms that expire in August 2016. On March 4, 2014, the Finance Agency informed us that it has no objection to these new agreements for Mr. Short and Mr. Teare. Under the terms of these agreements, if the NEO terminates for "good reason" within 24 months after a reorganization, or if the NEO is terminated without "cause" within 12 months before and 24 months after a reorganization, the NEO is entitled to a lump-sum payment equal to 1.0 times the average of his 3 preceding calendar years' base salary (inclusive of amounts deferred under a qualified or nonqualified plan) and bonus (inclusive of amounts deferred under a qualified or nonqualified plan), provided that, for any calendar year in which the NEO received base salary for less than the entire year, the gross amount shall be annualized as if such amount had been payable for the entire calendar year. In addition, our Bank would pay the NEO a dollar amount equal to the cash equivalent of our contribution for medical and dental insurance premiums for the NEO (and his spouse and dependents if they were covered at the time of termination) for a 12-month period, which the NEO may use to pay for continuation coverage under our medical and dental insurance policies in accordance with the requirements of the COBRA.

If a reorganization of our Bank had triggered payments under any of the Key Employee Severance Agreements on December 31, 2013, the value of the payments for the NEOs would have been approximately as follows:

Provision (1)	Cindy L. Konich	Jonathan R. West	Robert E. Gruwell	Sunil U. Mohandas (3)	K. Lowell Short, Jr.	Gregory L. Teare
1.0 times average of the 3 prior calendar years base salary and bonuses paid to the executive including salary and bonus accruals	N/A	N/A	$376,396	$394,285	$373,469	$384,610
2.99 times average of the 3 prior calendar years base salary, bonuses and other cash compensation paid to the executive except for salary deferrals which are included below	$1,770,610	$1,519,966	N/A	N/A	N/A	N/A
2.99 times average of the executive's salary deferrals and employer matching contributions under the DC Plan for the 3 prior calendar years	112,125	112,125	(a)	(a)	(a)	(a)
Additional amount under the SERP equal to the additional benefit calculated as if the executive were 3 years older and had 3 more years of credited service	848,113	712,176	(b)	(b)	(b)	(b)
Gross-up payment to cover any excise tax that is not ordinary federal income tax, if applicable	1,309,286	1,094,165	(b)	(b)	(b)	(b)
Medical and dental insurance coverage for 36 months	37,677	37,677	N/A	N/A	N/A	N/A
Lump sum payment of cash equivalent of medical and dental insurance coverage for 12 months	N/A	N/A	10,826	15,427	10,826	15,427
Reimbursement of reasonable accounting, legal, financial advisory, and actuarial services (2)	10,000	10,000	(b)	(b)	(b)	(b)
Total value of contract	$4,087,811	$3,486,109	$387,222	$409,712	$384,295	$400,037

(1)	Items marked as "N/A" indicate that the NEO has a similar provision but a different payout calculation.

(2)	The amount of $10,000 for reimbursement of reasonable accounting, legal, financial advisory, and actuarial services is an estimate.

(3)
Mr. Mohandas’ employment with the Bank terminated effective January 7, 2014. If the Bank were to enter into a definitive agreement of reorganization (as defined in the Bank’s Key Employee Severance Agreement with Mr. Mohandas) within 12 months following his last day of employment at the Bank, Mr. Mohandas may be entitled to payments according to the terms of his Key Employee Severance Agreement.

(a)	The Key Employee Severance Agreements specify a multiplier on the gross salary and gross bonus amounts paid. Any salary deferrals have already been included.

(b)	The Key Employee Severance Agreements do not include a provision for this severance coverage.

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

Director Compensation

Finance Agency rules relating to director eligibility, elections and compensation and expenses provide that each FHLBank may pay its directors reasonable compensation for the time required of them and their necessary expenses in the performance of their duties, as determined by a compensation policy to be adopted annually by the FHLBank's board of directors. Payments under the compensation policy may be based on any factors that the board of directors determines reasonably to be appropriate. In addition, the compensation policy is required to address the activities or functions for which director attendance or participation is necessary and which may be compensated, and shall explain and justify the methodology used to determine the amount of director compensation. The compensation paid by an FHLBank to a director is required to reflect the amount of time the director spends on official FHLBank business, subject to reduction as necessary to reflect lesser attendance or performance at board or committee meetings during a given year. An FHLBank is prohibited from paying a director who regularly fails to attend board or committee meetings, and may not pay fees to a director that do not reflect the director's performance of official FHLBank business conducted prior to the payment of such fees. The Director of the Finance Agency reviews the compensation and expenses of FHLBank directors and has the authority to determine that the compensation and/or expenses paid to directors are not reasonable. In such case, the Director could order the FHLBank to refrain from making any further payments, provided, however, that such order would only be applied prospectively and would not affect any compensation earned but unpaid or expenses incurred but not yet reimbursed.

On December 13, 2012, our board of directors adopted a revised director compensation and expense reimbursement policy for 2013. Under this policy, compensation was comprised of per-day attendance fees for mandatory in-person events, per-call fees for participating in conference calls and quarterly retainer fees, subject to the combined fee cap shown below. The fees compensated directors for:

•	time spent reviewing materials sent to them on a periodic basis;

•	preparing for meetings and teleconference calls;

•	actual time spent attending meetings and participating in conference calls of our board of directors or its committees; and

•	participating in any other activities, such as attending new director orientations and director meetings called by the Finance Agency or the Council of FHLBanks.

Additional compensation is paid for serving as chair or vice chair of the board of directors or as chair of a board committee. Director per-day and per-call fees are subject to forfeiture and penalties in certain circumstances for excessive absences, as described in the policy. In addition, the policy authorizes a reduction of a director's quarterly retainer fee if a majority of disinterested directors determines that such director's performance, ethical conduct or attendance is significantly deficient. Member marketing meetings and customer appreciation events are not counted in calculating the in-person meeting fees. Because we are a cooperative and only member institutions can own our stock, no director may receive equity-based compensation. Under the policy for 2013, as in prior years, director fees were paid at the end of each quarter.

The following table summarizes the payment terms of our 2013 director compensation policy:

Position	Per-call Fee	Per-day In-Person Fee	Quarterly Retainer Fee	Combined Annual Fee Cap	Additional Committee Chair Fee (1)
Chair	$250	$4,116	$13,750	$100,000	$—
Vice Chair	250	3,154	10,625	85,000	—
Audit Committee Chair	250	2,770	9,375	75,000	10,000
Finance Committee Chair	250	2,770	9,375	75,000	10,000
HR Committee Chair	250	2,770	9,375	75,000	10,000
Budget/IT Committee Chair	250	2,770	9,375	75,000	10,000
Affordable Housing Committee Chair	250	2,770	9,375	75,000	10,000
Executive/Governance Committee Chair	250	2,770	9,375	75,000	10,000	(a)
Risk Oversight Committee Chair	250	2,770	9,375	75,000	10,000
All other directors	250	2,770	9,375	75,000	—

(1)	It has been the board of directors' practice to assign a director to only one Committee Chair.

(a)	For 2013, the Chair of our board of directors also served as Chair of the Executive/Governance Committee and as such was eligible for an additional $10,000 in excess of the Combined Annual Fee Cap.

Director Compensation Table for 2013

	Fees Earned or Paid-in Cash	Total
Name	(b)	(h)
Jonathan P. Bradford	$75,000	$75,000
Paul C. Clabuesch	110,000	110,000
Matthew P. Forrester	75,000	75,000
Timothy P. Gaylord	85,000	85,000
Karen F. Gregerson	75,000	75,000
Michael J. Hannigan, Jr.	85,000	85,000
Carl E. Liedholm	75,000	75,000
James L. Logue, III	85,000	85,000
Robert D. Long	85,000	85,000
James D. MacPhee	75,000	75,000
Dan L. Moore	75,000	75,000
Christine Coady Narayanan	85,000	85,000
Jeffrey A. Poxon	85,000	85,000
John L. Skibski	85,000	85,000
Elliot A. Spoon	75,000	75,000
Thomas R. Sullivan	75,000	75,000
Larry A. Swank	75,000	75,000
Maurice F. Winkler, III	75,000	75,000
Total	$1,455,000	$1,455,000

We provide various travel and accident insurance coverages for all of our directors, officers and employees. Our total annual premium for these coverages for all directors, officers and employees was $5,668 for 2013.

As noted above, we also reimburse directors or directly pay for reasonable travel and related expenses in accordance with the director compensation and travel reimbursement policy. Our policy is to reimburse directors for travel expenses of a spouse or guest accompanying the director to no more than two Bank-related travel events (including board of directors meetings) each year. Total travel and related expenses reimbursed to or paid for directors were $438,853, $388,565, and $359,243 for the years ended December 31, 2013, 2012, and 2011, respectively.

None of our directors received more than $10,000 of other compensation or benefits during 2013.

During 2013, we retained McLagan to provide market research data regarding director compensation. On November 21, 2013, after consideration of the McLagan data, a director fee comparison among the FHLBanks and commercial banks, and our ability to recruit and retain highly-qualified directors, our board of directors adopted a revised director compensation and travel expense policy for 2014. Except for adjustments made to the amount of fees that directors may earn (set forth below), the policy established for 2014 is, in substance, the same as the policy in place during 2013, as described above. Under the policy for 2014, as in prior years, director fees will be paid at the end of each quarter.

In accordance with Finance Agency regulations, the policy, together with all supporting materials upon which the board of directors relied in determining the level of compensation and expenses to pay to the Bank's directors for 2014, has been provided to the Director of the Finance Agency for review.

The following table summarizes the payment terms of our 2014 director compensation policy as approved by the board of directors:

Position	Per-call Fee	Per-day In-Person Fee	Quarterly Retainer Fee	Combined Annual Fee Cap	Additional Committee Chair Fee (1)
Chair	$250	$4,308	$14,375	$105,000	$—
Vice Chair	250	3,443	11,563	92,500	—
Audit Committee Chair	250	2,866	9,688	77,500	15,000
Finance Committee Chair	250	2,866	9,688	77,500	10,000
HR Committee Chair	250	2,866	9,688	77,500	10,000
Budget/IT Committee Chair	250	2,866	9,688	77,500	10,000
Affordable Housing Committee Chair	250	2,866	9,688	77,500	10,000
Executive/Governance Committee Chair	250	2,866	9,688	77,500	10,000	(a)
Risk Oversight Committee Chair	250	2,866	9,688	77,500	10,000
All other directors	250	2,866	9,688	77,500	—

(1)	It has been the board of directors' practice to assign a director to only one Committee Chair.

(a)	For 2014, the Chair of our board of directors also serves as Chair of the Executive/Governance Committee and as such is eligible for an additional $10,000 in excess of the Combined Annual Fee Cap.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our regulatory capital stock as of February 28, 2014, by each shareholder that beneficially owned more than 5% of the outstanding shares of regulatory capital stock. Each shareholder named has sole voting and investment power over the shares beneficially owned.

Name and Address of Shareholder	Number of Shares Owned	% Outstanding Shares of Regulatory Capital Stock
Flagstar Bank, FSB - 5151 Corporate Drive, Troy, MI	2,097,366	13%
Lincoln National Life Insurance Company - 1300 S Clinton Street, Fort Wayne, IN	1,295,000	8%
Jackson National Life Insurance Company - 1 Corporate Way, Lansing, MI	1,150,030	7%
Total	4,542,396	28%

The majority of our directors are officers and/or directors of our financial institution members. The following table sets forth the financial institution members that have one of its officers and/or directors serving on our board of directors as of February 28, 2014:

Name of Member	Director Name	Number of Shares Owned by Member	% of Outstanding Shares of Regulatory Capital Stock
River Valley Financial Bank	Matthew P. Forrester	45,954	0.28%
Mason State Bank	Timothy P. Gaylord	20,468	0.13%
STAR Financial Bank	Karen F. Gregerson	46,548	0.29%
First State Bank	James D. MacPhee	3,879	0.02%
Kalamazoo County State Bank	James D. MacPhee	2,268	0.01%
Home Bank SB	Dan L. Moore	27,818	0.17%
Lafayette Savings Bank, FSB	Jeffrey A. Poxon	31,846	0.20%
Monroe Bank & Trust	John L. Skibski	106,054	0.65%
Firstbank, Mount Pleasant	Thomas R. Sullivan	63,103	0.39%
Keystone Community Bank	Thomas R. Sullivan	9,556	0.06%
Peoples Federal Savings Bank of Dekalb County	Maurice F. Winkler III	41,277	0.25%
Total		398,771	2.45%

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

Related Parties

We are a cooperative institution and owning shares of our Class B Stock is generally a prerequisite to transacting business with us. As such, we are wholly-owned by financial institutions that are also our customers (with the exception of shares held by former members, or their legal successors, in the process of redemption). In addition, our directors are elected by our members, and we conduct our business almost exclusively with our members. Therefore, in the normal course of business, we extend credit to members with officers or directors who may serve as our directors on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable credit extensions to persons not related to our Bank (i.e., other members), and that do not involve more than the normal risk of collectability or present other unfavorable terms.

Also, in the normal course of business, some of our member directors and independent directors are officers of entities that may directly or indirectly participate in our AHP. In instances where an AHP transaction involves a member (or its affiliate) that owns more than 5% of the Bank's capital stock, a member with an officer or director who is a director of our Bank, or an entity with an officer, director or general partner who serves as a director of our Bank (and that has a direct or indirect interest in the AHP transaction), the AHP transaction is subject to the same eligibility and other program criteria and requirements as other AHP subsidies provided to all other entities and the same Finance Agency regulations governing AHP operations.

We do not extend credit to or conduct other business transactions with our executive officers or any of our other officers or employees. Executive officers may obtain loans under certain employee benefit plans but only on the same terms and conditions as are applicable to all employees who participate in such plans.

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

Director Independence and Audit Committee

General. Our board of directors is required to evaluate and report on the independence of our directors under two distinct director independence standards. First, Finance Agency regulations establish independence criteria for directors who serve as members of our Audit Committee. Second, SEC rules require that our board of directors apply the independence criteria of a national securities exchange or automated quotation system in assessing the independence of our directors. As of the date of this Form 10-K, we have 17 directors: 9 were elected or re-elected as member directors by our member institutions; and 8 were elected or re-elected as "independent directors" by our member institutions pursuant to the Bank Act. None of our directors are "inside" directors, that is, none of our directors are employees or officers of our Bank. Further, our directors are prohibited from personally owning stock in our Bank. Each of the 9 member directors, however, is a senior officer or director of an institution that is our member and is encouraged to engage in transactions with us on a regular basis.

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

As noted above, some of our directors who are "independent" (as defined in and for purposes of the Bank Act) are employed by companies that may from time to time have (or seek to have) limited business relationships with our Bank due to those companies' participation in projects funded in part through our AHP. None of those companies, however, has, or within the past three most recently completed fiscal years had, a relationship with us that resulted in payments to, or receipts from, the Bank in excess of the limits set forth in the NYSE independence standards. Moreover, any business relationship between those directors' respective companies and the Bank are established and conducted on the same terms and conditions provided to similarly-situated third parties. After applying the NYSE independence standards, our board determined that, as of the date of this Form 10-K, our eight directors (Ms. Narayanan and Messrs. Bradford, Hannigan, Liedholm, Logue, Long, Spoon, and Swank) who are "independent" directors, as defined in and for purposes of the Bank Act, are also independent under the NYSE standards.

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

Our board of directors has a standing Audit Committee comprised of seven directors, five of whom are member directors and two of whom are "independent" directors (according to Bank Act director classifications established by HERA). For the reasons noted above, our board of directors determined that none of the current member directors on our Audit Committee are "independent" under the NYSE standards for audit committee members. Our board of directors determined that Mr. Long and Mr. Spoon, the independent directors who serve on the Audit Committee, are "independent" under the NYSE independence standards for Audit Committee members. As stated above, our board of directors also determined that each member of the Audit Committee is "independent" under the Finance Agency's standards applicable to our Audit Committee.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed for the years ended December 31, 2013, and 2012, by our independent registered public accounting firm, PricewaterhouseCoopers LLP ($ amounts in thousands):

	2013	2012
Audit fees	$619	$619
Audit-related fees	135	150
Tax fees	—	—
All other fees	104	—
Total fees	$858	$769

Audit fees were for professional services rendered for the audits of our financial statements. Audit-related fees were for assurance and related services primarily related to accounting consultations and control advisory services. All other fees were non-audit services for project assessment related to our enterprise-wide initiative to replace our core banking system.

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

Report of Independent Registered Public Accounting Firm
Statements of Condition as of December 31, 2013, and 2012
Statements of Income for the Years Ended December 31, 2013, 2012, and 2011
Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012, and 2011
Statements of Capital for the Years Ended December 31, 2013, 2012, and 2011
Statements of Cash Flows for the Years Ended December 31, 2013, 2012, and 2011
Notes to Financial Statements

(b) Exhibits

The exhibits to this Annual Report on Form 10-K are listed in the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

/s/ CINDY L. KONICH
Cindy L. Konich
President - Chief Executive Officer
(Principal Executive Officer)
Date: March 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ CINDY L. KONICH	President - Chief Executive Officer	March 14, 2014
Cindy L. Konich
(Principal Executive Officer)

/s/ ROBERT E. GRUWELL	Senior Vice President - Chief Financial Officer	March 14, 2014
Robert E. Gruwell
(Principal Financial Officer)

/s/ K. LOWELL SHORT, JR.	Senior Vice President - Chief Accounting Officer	March 14, 2014
K. Lowell Short, Jr.
(Principal Accounting Officer)

/s/ JAMES D. MACPHEE	Chair of the board of directors	March 14, 2014
James D. MacPhee

/s/ MICHAEL J. HANNIGAN, JR.	Vice Chair of the board of directors	March 14, 2014
Michael J. Hannigan, Jr.

/s/ JONATHAN P. BRADFORD	Director	March 14, 2014
Jonathan P. Bradford

/s/ MATTHEW P. FORRESTER	Director	March 14, 2014
Matthew P. Forrester

/s/ TIMOTHY P. GAYLORD	Director	March 14, 2014
Timothy P. Gaylord

/s/ KAREN F. GREGERSON	Director	March 14, 2014
Karen F. Gregerson

Signature	Title	Date

/s/ CARL E. LIEDHOLM	Director	March 14, 2014
Carl E. Liedholm

/s/ JAMES L. LOGUE, III	Director	March 14, 2014
James L. Logue, III

/s/ ROBERT D. LONG	Director	March 14, 2014
Robert D. Long

/s/ DAN L. MOORE	Director	March 14, 2014
Dan L. Moore

/s/ CHRISTINE COADY NARAYANAN	Director	March 14, 2014
Christine Coady Narayanan

/s/ JEFFREY A. POXON	Director	March 14, 2014
Jeffrey A. Poxon

/s/ JOHN L. SKIBSKI	Director	March 14, 2014
John L. Skibski

/s/ ELLIOT A. SPOON	Director	March 14, 2014
Elliot A. Spoon

/s/ THOMAS R. SULLIVAN	Director	March 14, 2014
Thomas R. Sullivan

/s/ LARRY A. SWANK	Director	March 14, 2014
Larry A. Swank

/s/ MAURICE F. WINKLER, III	Director	March 14, 2014
Maurice F. Winkler, III

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Organization Certificate of the Federal Home Loan Bank of Indianapolis, incorporated by reference to our Registration Statement on Form 10 filed on February 14, 2006

3.2*	Bylaws of the Federal Home Loan Bank of Indianapolis, incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on May 21, 2010

4*	Capital Plan of the Federal Home Loan Bank of Indianapolis, effective September 5, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on August 5, 2011

10.1*+	Form of Key Employee Severance Agreement for Executive Officers, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K, filed on November 20, 2007

10.2+	Directors' Compensation and Expense Reimbursement Policy, effective January 1, 2014, as approved by the board of directors on November 22, 2013

10.3*+	Federal Home Loan Bank of Indianapolis 2011 Long Term Incentive Plan, effective January 1, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on August 3, 2011

10.4*	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 27, 2006

10.5*+	Form of Key Employee Severance Agreement for Principal Executive Officer, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on May 24, 2010

10.6*+	Form of Key Employee Severance Agreement for Executive Officers, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on February 4, 2011

10.7*+	Joint Capital Enhancement Agreement dated August 5, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on August 5, 2011

10.8*+
Federal Home Loan Bank of Indianapolis Incentive Plan, effective January 1, 2012, as updated on November 22, 2013, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on November 26, 2013

10.9*+
Federal Home Loan Bank of Indianapolis 2011 Executive Incentive Compensation Plan (STI), effective January 1, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on August 3, 2011

12	Computation of Ratio of Earnings to Fixed Charges

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

Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, we assessed the effectiveness of our ICFR as of December 31, 2013. Our assessment included extensive documentation, evaluation, and testing of the design and operating effectiveness of our ICFR. In making this assessment, our management used the 1992 criteria for Internal Control — Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission. These criteria include the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Based on our assessment using these criteria, our management concluded that we maintained effective ICFR as of December 31, 2013.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the
Federal Home Loan Bank of Indianapolis:

In our opinion, the accompanying statements of condition and the related statements of income, of comprehensive income, of capital and of cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Indianapolis (the "Bank") at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control —Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
March 14, 2014
Indianapolis, Indiana

Federal Home Loan Bank of Indianapolis
Statements of Condition
($ amounts and shares in thousands, except par value)

	December 31, 2013	December 31, 2012
Assets:
Cash and Due from Banks (Note 3)	$3,318,564	$105,472
Interest-Bearing Deposits	485	48
Securities Purchased Under Agreements to Resell	—	3,250,000
Federal Funds Sold	—	2,110,000
Available-for-Sale Securities (Notes 4 and 6)	3,632,835	3,980,580
Held-to-Maturity Securities (Fair Values of $7,244,318 and $7,738,596, respectively) (Notes 5 and 6)	7,146,250	7,504,643
Advances (Note 7)	17,337,418	18,129,458
Mortgage Loans Held for Portfolio, net of allowance for loan losses of $(4,500) and $(10,000), respectively (Notes 8 and 9)	6,189,804	6,001,405
Accrued Interest Receivable	79,072	87,455
Premises, Software, and Equipment, net (Note 10)	36,278	28,144
Derivative Assets, net (Note 11)	7,214	821
Other Assets	38,270	29,610
Total Assets	$37,786,190	$41,227,636

Liabilities:
Deposits (Note 12):	$1,066,632	$1,787,151
Consolidated Obligations (Note 13):
Discount Notes	7,434,890	8,924,085
Bonds	26,583,925	27,407,530
Total Consolidated Obligations	34,018,815	36,331,615
Accrued Interest Payable	80,757	87,777
Affordable Housing Program Payable (Note 14)	42,778	34,362
Derivative Liabilities, net (Note 11)	109,744	201,115
Mandatorily Redeemable Capital Stock (Note 16)	16,787	450,716
Other Liabilities	67,074	119,058
Total Liabilities	35,402,587	39,011,794

Commitments and Contingencies (Note 21)

Capital (Note 16):
Capital Stock Putable (at par value of $100 per share):
Class B-1 issued and outstanding shares: 16,058 and 16,327, respectively	1,605,796	1,632,720
Class B-2 issued and outstanding shares: 41 and 16, respectively	4,135	1,580
Total Capital Stock Putable	1,609,931	1,634,300
Retained Earnings:
Unrestricted	666,515	549,773
Restricted	85,437	41,827
Total Retained Earnings	751,952	591,600
Total Accumulated Other Comprehensive Income (Loss) (Note 17)	21,720	(10,058)
Total Capital	2,383,603	2,215,842

Total Liabilities and Capital	$37,786,190	$41,227,636

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
($ amounts in thousands)

	Years Ended December 31,
	2013	2012	2011
Interest Income:
Advances	$122,899	$168,368	$161,914
Prepayment Fees on Advances, net	22,634	6,206	6,945
Interest-Bearing Deposits	564	1,036	271
Securities Purchased Under Agreements to Resell	1,315	4,197	1,230
Federal Funds Sold	1,875	2,173	6,302
Available-for-Sale Securities	29,986	41,737	48,620
Held-to-Maturity Securities	139,929	161,441	178,138
Mortgage Loans Held for Portfolio	246,375	258,199	299,666
Other Interest Income, net	1,543	1,425	123
Total Interest Income	567,120	644,782	703,209
Interest Expense:
Consolidated Obligation Discount Notes	7,847	7,982	8,210
Consolidated Obligation Bonds	313,960	379,744	448,930
Deposits	93	91	198
Mandatorily Redeemable Capital Stock	7,552	15,065	14,483
Other Interest Expense	1	—	—
Total Interest Expense	329,453	402,882	471,821

Net Interest Income	237,667	241,900	231,388
Provision for (Reversal of) Credit Losses	(4,194)	8,200	4,900

Net Interest Income After Provision for Credit Losses	241,861	233,700	226,488
Other Income (Loss):
Total Other-Than-Temporary Impairment Losses	—	(6)	(5,450)
Non-Credit Portion Reclassified to (from) Other Comprehensive Income (Loss), net	(1,924)	(3,744)	(21,361)
Net Other-Than-Temporary Impairment Losses, credit portion	(1,924)	(3,750)	(26,811)
Net Realized Gains from Sale of Available-for-Sale Securities	17,135	—	4,244
Net Gains (Losses) on Derivatives and Hedging Activities	16,639	(12,601)	(13,358)
Service Fees	919	963	1,055
Standby Letters of Credit Fees	1,056	989	1,737
Loss on Extinguishment of Debt	—	—	(397)
Other, net (Note 21)	35,641	1,326	479
Total Other Income (Loss)	69,466	(13,073)	(33,051)
Other Expenses:
Compensation and Benefits	42,942	35,869	35,813
Other Operating Expenses	18,447	16,873	15,421
Federal Housing Finance Agency	2,731	3,519	3,702
Office of Finance	2,770	2,499	2,700
Other	1,322	943	1,002
Total Other Expenses	68,212	59,703	58,638

Income Before Assessments	243,115	160,924	134,799
Assessments:
Affordable Housing Program	25,067	17,599	13,825
Resolution Funding Corporation	—	—	10,907
Total Assessments	25,067	17,599	24,732

Net Income	$218,048	$143,325	$110,067

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Comprehensive Income
($ amounts in thousands)

	Years Ended December 31,
	2013	2012	2011

Net Income	$218,048	$143,325	$110,067

Other Comprehensive Income (Loss):
Net Change in Unrealized Gains (Losses) on Available-for-Sale Securities	(12,018)	(2,745)	19,695

Non-Credit Portion of Other-Than-Temporary Impairment Losses on Available-for-Sale Securities:
Non-Credit Portion	—	—	(3,775)
Non-Credit Losses Transferred from Held-to-Maturity Securities	—	—	(4,312)
Reclassification of Non-Credit Portion to Other Income (Loss)	1,924	3,748	25,277
Net Change in Fair Value Not in Excess of Cumulative Non-Credit Losses	35,103	92,490	(53,485)
Unrealized Gains (Losses)	15,728	13,352	(9,929)
Reclassification of Net Realized Gains From Sale to Other Income (Loss)	(17,135)	—	(4,244)
Net Non-Credit Portion of Other-Than-Temporary Impairment Losses on Available-for-Sale Securities	35,620	109,590	(50,468)

Non-Credit Portion of Other-Than-Temporary Impairment Losses on Held-to-Maturity Securities:
Non-Credit Portion	—	(4)	(392)
Non-Credit Losses Transferred to Available-for-Sale Securities	—	—	4,312
Reclassification of Non-Credit Portion to Other Income (Loss)	—	—	251
Accretion of Non-Credit Portion	71	84	2,493
Net Non-Credit Portion of Other-Than-Temporary Impairment Losses on Held-to-Maturity Securities	71	80	6,664

Pension Benefits, net (Note 18)	8,105	(3,442)	814

Total Other Comprehensive Income (Loss)	31,778	103,483	(23,295)

Total Comprehensive Income	$249,826	$246,808	$86,772

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Years Ended December 31, 2011, 2012, and 2013
($ amounts and shares in thousands)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2010	16,101	$1,610,060	$427,557	$—	$427,557	$(90,246)	$1,947,371

Total Comprehensive Income			96,905	13,162	110,067	(23,295)	86,772

Proceeds from Sale of Capital Stock	1,223	122,312					122,312
Repurchase/Redemption of Capital Stock	(1,552)	(155,194)					(155,194)
Shares Reclassified (to) from Mandatorily Redeemable Capital Stock, net	(141)	(14,122)					(14,122)

Distributions on Mandatorily Redeemable Capital Stock			(11)	—	(11)		(11)
Cash Dividends on Capital Stock (2.50% annualized)			(39,940)	—	(39,940)		(39,940)

Balance, December 31, 2011	15,631	$1,563,056	$484,511	$13,162	$497,673	$(113,541)	$1,947,188

Total Comprehensive Income			114,660	28,665	143,325	103,483	246,808

Proceeds from Sale of Capital Stock	747	74,757					74,757
Repurchase/Redemption of Capital Stock	—	—					—
Shares Reclassified (to) from Mandatorily Redeemable Capital Stock, net	(35)	(3,513)					(3,513)

Distributions on Mandatorily Redeemable Capital Stock			(27)	—	(27)		(27)
Cash Dividends on Capital Stock (3.13% annualized)			(49,371)	—	(49,371)		(49,371)

Balance, December 31, 2012	16,343	$1,634,300	$549,773	$41,827	$591,600	$(10,058)	$2,215,842

Total Comprehensive Income			174,438	43,610	218,048	31,778	249,826

Proceeds from Sale of Capital Stock	1,665	166,561					166,561
Repurchase/Redemption of Capital Stock	(955)	(95,489)					(95,489)
Shares Reclassified (to) from Mandatorily Redeemable Capital Stock, net	(954)	(95,441)					(95,441)

Distributions on Mandatorily Redeemable Capital Stock			(137)	—	(137)		(137)
Cash Dividends on Capital Stock (3.50% annualized)			(57,559)	—	(57,559)		(57,559)
Balance, December 31, 2013	16,099	$1,609,931	$666,515	$85,437	$751,952	$21,720	$2,383,603

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
($ amounts in thousands)

	Years Ended December 31,
	2013	2012	2011
Operating Activities:
Net Income	$218,048	$143,325	$110,067
Adjustments to reconcile Net Income to Net Cash provided by Operating Activities:
Amortization and Depreciation	159,085	86,248	52,563
Prepayment Fees on Advances, net of related swap termination fees	(964)	(36,237)	(87,262)
Changes in Net Derivative and Hedging Activities	44,376	85,033	111,517
Net Other-Than-Temporary Impairment Losses, credit portion	1,924	3,750	26,811
Loss on Extinguishment of Debt	—	—	397
Provision for (Reversal of) Credit Losses	(4,194)	8,200	4,900
Net Realized Gains from Sale of Available-for-Sale Securities	(17,135)	—	(4,244)
Changes in:
Accrued Interest Receivable	8,544	(126)	34,058
Other Assets	(9,309)	(841)	446
Accrued Interest Payable	(7,021)	(14,282)	(31,803)
Other Liabilities	951	24,111	(9,769)
Total Adjustments, net	176,257	155,856	97,614

Net Cash provided by Operating Activities	394,305	299,181	207,681

Investing Activities:
Changes in:
Interest-Bearing Deposits	355,391	41,708	(688,103)
Securities Purchased Under Agreements to Resell	3,250,000	(3,250,000)	750,000
Federal Funds Sold	2,110,000	1,312,000	3,903,000
Purchases of Premises, Software, and Equipment	(11,508)	(14,347)	(4,153)
Available-for-Sale Securities:
Proceeds from Maturities	92,120	385,900	174,893
Proceeds from Sales	129,471	—	154,675
Purchases	—	(1,310,060)	—
Held-to-Maturity Securities:
Proceeds from Maturities	1,112,776	3,064,740	1,326,226
Purchases	(796,435)	(1,789,658)	(1,693,973)
Advances:
Principal Collected	43,973,371	45,453,563	24,987,879
Disbursed to Members	(43,722,935)	(45,067,467)	(25,118,356)
Mortgage Loans Held for Portfolio:
Principal Collected	1,331,653	1,498,225	1,342,088
Purchases of Loans from Members and Participation Interests from Other Federal Home Loan Banks	(1,530,309)	(1,553,389)	(607,989)
Loans to Other Federal Home Loan Banks:
Principal Collected	—	100,000	50,000
Disbursed	—	(100,000)	(50,000)

Net Cash provided by (used in) Investing Activities	6,293,595	(1,228,785)	4,526,187

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
($ amounts in thousands)

	Years Ended December 31,
	2013	2012	2011
Financing Activities:
Changes in Deposits	(715,668)	1,157,685	38,709
Net Payments on Derivative Contracts with Financing Elements	(68,750)	(83,211)	(101,374)
Net Proceeds from Issuance of Consolidated Obligations:
Discount Notes	60,949,008	146,060,329	289,603,069
Bonds	20,007,481	23,148,109	30,570,020
Payments for Matured and Retired Consolidated Obligations:
Discount Notes	(62,438,210)	(143,673,445)	(291,990,306)
Bonds	(20,692,675)	(26,105,750)	(32,061,547)
Other Federal Home Loan Banks:
Proceeds from Borrowings	427,000	—	—
Payments for Maturities	(427,000)	—	—
Proceeds from Sale of Capital Stock	166,561	74,757	122,312
Payments for Redemption/Repurchase of Mandatorily Redeemable Capital Stock	(529,507)	(6,709)	(218,611)
Payments for Redemption/Repurchase of Capital Stock	(95,489)	—	(155,194)
Cash Dividends Paid on Capital Stock	(57,559)	(49,371)	(39,940)

Net Cash provided by (used in) Financing Activities	(3,474,808)	522,394	(4,232,862)

Net Increase (Decrease) in Cash and Due from Banks	3,213,092	(407,210)	501,006

Cash and Due from Banks at Beginning of Year	105,472	512,682	11,676

Cash and Due from Banks at End of Year	$3,318,564	$105,472	$512,682

Supplemental Disclosures:
Interest Paid	$352,291	$410,303	$495,004
Affordable Housing Program Payments	16,651	16,082	16,628
Resolution Funding Corporation Assessments Paid	—	—	21,232
Non-cash Transfer of Held-to-Maturity Securities to Available-for-Sale Securities	—	—	13,822
Capitalized Interest on Certain Held-to-Maturity Securities	7,793	17,506	29,066
Par Value of Shares Reclassified (to) from Mandatorily Redeemable Capital Stock, net	95,441	3,513	14,122

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Notes to Financial Statements
($ amounts in thousands unless otherwise indicated)

These Notes to Financial Statements should be read in conjunction with the Statements of Condition as of December 31, 2013 and 2012, and the Statements of Income, Comprehensive Income, Capital, and Cash Flows for the years ended December 31, 2013, 2012, and 2011. All dollar amounts included in the Notes to Financial Statements are presented in thousands, unless otherwise indicated. We use certain acronyms and terms throughout these financial statements, which are defined in the Glossary of Terms located on page F-69. Unless the context otherwise requires, the terms "we," "us," and "our" refer to the Federal Home Loan Bank of Indianapolis or its management.

Background Information

The Federal Home Loan Bank of Indianapolis, a federally chartered corporation, is one of 12 regional wholesale FHLBanks in the United States. Even though we are part of the FHLBank System, we operate as a separate entity with our own management, employees and board of directors.

The FHLBanks are GSEs that serve the public by enhancing the availability of credit for residential mortgages and targeted community development. We are a financial cooperative that provides a readily available, competitively-priced source of funds to our member institutions. Regulated financial depositories and insurance companies engaged in residential housing finance that are chartered in or have a principal place of business located in our district states of Indiana or Michigan are eligible for membership. Additionally, qualified CDFIs are eligible to be members. Housing Associates, including state and local housing authorities, that meet certain statutory and regulatory criteria may also borrow from us. While eligible to borrow, housing authorities are not members and, as such, are not allowed to hold our capital stock. We do not have any special purpose entities or any other type of off-balance sheet conduits.

All members must purchase our capital stock based on the amount of their total mortgage assets. Each member may be required to purchase additional activity-based capital stock as it engages in certain business activities. Member institutions own nearly all of our capital stock. Former members (including certain non-members that own our capital stock as a result of merger or acquisition of an FHLBank member) own the remaining capital stock to support business transactions still outstanding on our Statement of Condition. All holders of our capital stock may, to the extent declared by our board of directors, receive dividends on their capital stock, subject to the applicable regulations as discussed in Note 16 - Capital. See Note 22 - Transactions with Related Parties for more information about transactions with related parties.

The FHLBanks' Office of Finance was established to facilitate the issuance and servicing of the debt instruments of the FHLBanks, known as Consolidated Obligations, consisting of Bonds and Discount Notes, and to publish combined quarterly and annual financial reports of all 12 FHLBanks.

Consolidated Obligations are the primary source of funds for the FHLBanks. Deposits, other borrowings and capital stock sold to members provide additional funds. We primarily use these funds to:

•	make Advances to members;

•	acquire mortgage loans from PFIs through our MPP;

•	acquire participation interests in mortgages originated by certain of the FHLBank of Topeka's member institutions through their participation in the MPF Program offered by the FHLBank of Chicago;

•	maintain liquidity; and

•	invest in other opportunities to support the residential housing market.

We also provide correspondent services, such as wire transfer, security safekeeping, and settlement services, to our member institutions.

The Finance Agency was established as the independent federal regulator of the FHLBanks, Freddie Mac, and Fannie Mae, effective July 30, 2008 with the passage of HERA. Pursuant to HERA, all regulations, orders, determinations, and resolutions that were issued, made, prescribed, or allowed to become effective by the Finance Board remain in effect until modified, terminated, set aside, or superseded by the Director of the Finance Agency, any court of competent jurisdiction, or operation of law. Therefore, regulations of the Finance Agency also include the regulations of the Finance Board where they remain applicable. The Finance Agency's stated mission is to ensure that the housing GSE's operate in a safe and sound manner so that they serve as a reliable source of liquidity and funding for housing finance and community investment.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation. The accompanying financial statements of the Federal Home Loan Bank of Indianapolis have been prepared in accordance with GAAP and SEC requirements.

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

Use of Estimates. The preparation of financial statements in accordance with GAAP requires us to make subjective assumptions and estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expense. Although the reported amounts and disclosures reflect our best estimates, actual results could differ significantly from these estimates.

Estimated Fair Value. The estimated fair value amounts, recorded on the Statement of Condition and presented in the accompanying disclosures, have been determined using available market and other pertinent information, and reflect our best judgment of appropriate valuation methods. Although we use our best judgment in estimating fair value, there are inherent limitations in any valuation technique. Therefore, these estimated fair values may not be indicative of the amounts that would have been realized in market transactions on the reporting dates. See Note 20 - Estimated Fair Values for more information.

Cash Flows. Within the Statement of Cash Flows, we consider Cash and Due from Banks on the Statement of Condition as Cash and Cash Equivalents because of their highly liquid nature. Federal Funds Sold, Securities Purchased Under Agreements to Resell, and Interest-Bearing Deposits on the Statement of Condition are not treated as Cash and Cash Equivalents within the Statement of Cash Flows, but instead are treated as short-term investments and are reported in the Investing Activities section of the Statement of Cash Flows.

Financial Instruments Meeting Netting Requirements. We present certain financial instruments, including derivative instruments and securities purchased under agreements to resell, on a net basis when we have a legal right of offset and all other requirements for netting are met (collectively referred to as the netting requirements). For these financial instruments, we have elected to offset our derivative asset and liability positions, as well as cash collateral received or pledged, when we have met the netting requirements. We did not have any offsetting liabilities related to securities purchased under agreements to resell at December 31, 2013 and 2012.

The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time a change in the exposure is identified and additional collateral is requested, and the time the additional collateral is received or pledged. Likewise, there may be a delay before excess collateral is returned. For derivative instruments that meet the netting requirements, any excess cash collateral received or pledged is recognized as a derivative liability or derivative asset. Additional information regarding these transactions is provided in Note 11 - Derivatives and Hedging Activities. Based on the estimated fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented.

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold. These investments provide short-term liquidity and are carried at cost. Interest-bearing deposits may include certificates of deposit and bank notes not meeting the definition of a security. We treat Securities Purchased under Agreements to Resell as short-term collateralized financings and classify them as assets in the Statement of Condition. These securities are held in safekeeping in our name by third-party custodians approved by us. If the fair value of the underlying securities decreases below the fair value required as collateral, then the counterparty must (i) place an equivalent amount of additional securities in safekeeping in our name, and/or (ii) remit an equivalent amount of cash, or the dollar value of the resale agreement will be decreased accordingly. Federal Funds Sold consist of short-term, unsecured loans made to investment-grade counterparties.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Investment Securities. Purchases and sales of securities are recorded on a trade date basis. We classify investments as Trading, HTM or AFS at the date of acquisition. We did not have any investments classified as Trading during the years ended December 31, 2013, 2012 or 2011.

Held-to-Maturity. Securities for which we have both the positive intent and ability to hold to maturity are classified as HTM, and are carried at amortized cost, adjusted for periodic principal repayments, amortization of premiums and accretion of discounts, and, if applicable, OTTI recognized in earnings and accreted from AOCI.

Certain changes in circumstances may cause us to change our intent to hold a certain security to maturity without calling into question our intent to hold other debt securities to maturity. Thus, the sale or transfer of an HTM security due to certain changes in circumstances, such as evidence of significant deterioration in the issuer's creditworthiness or changes in regulatory requirements, is not considered to be inconsistent with its original classification. Other isolated, non-recurring, and unusual events, which could not have been reasonably anticipated, may also cause us to sell or transfer an HTM security without necessarily calling into question our intent to hold other debt securities to maturity.

In addition, sales of debt securities that meet either of the following two conditions may be considered as maturities for purposes of the classification of securities: (i) the sale occurs near enough to its maturity date (or call date, if exercise of the call is probable) that interest-rate risk is substantially eliminated as a pricing factor and the changes in market interest rates would not have a significant effect on the security's estimated fair value, or (ii) the sale occurs after we have already collected a substantial portion (at least 85%) of the principal outstanding at acquisition due either to prepayments or to scheduled payments payable in equal installments (both principal and interest) over its term.

Available-for-Sale. Securities that are not classified as Trading or HTM are classified as AFS and carried at estimated fair value. We record changes in the fair value of these securities in OCI as Net Change in Unrealized Gains (Losses) on Available-for-Sale Securities except for AFS securities that have been hedged and qualify as a fair-value hedge. For these securities, we record the portion of the change in fair value related to the risk being hedged in Other Income (Loss) as Net Gains (Losses) on Derivatives and Hedging Activities together with the related change in the fair value of the derivative, and record the remainder of the change in the fair value of the securities in OCI as Net Change in Unrealized Gains (Losses) on Available-for-Sale Securities. For AFS securities that are OTTI, changes in fair value, net of the credit loss, are recorded in OCI as the Non-Credit Portion.

Premiums and Discounts. We amortize purchased premiums and accrete purchased discounts on MBS and ABS at an individual security level using the retrospective level-yield method (retrospective interest method) over the estimated remaining cash flows of each security. This method requires a retrospective adjustment of the effective yield each time we change the estimated remaining cash flows of the securities as if the new estimates had been used since the acquisition date. We amortize purchased premiums and accrete purchased discounts on all other investment securities at an individual security level using a level-yield methodology.

Gains and Losses on Sales. We compute gains and losses on sales of investment securities using the specific identification method and include these gains and losses in Other Income (Loss) as Net Realized Gains from Sale of Available-for-Sale Securities.

Investment Securities - Other-Than-Temporary Impairment. On a quarterly basis, we evaluate for OTTI our individual AFS and HTM securities that have been previously OTTI or are in an unrealized loss position. A security is in an unrealized loss position (i.e., impaired) when its estimated fair value is less than its amortized cost. We consider an impaired debt security to be OTTI under any of the following conditions:

•	we have an intent to sell the debt security;

•	based on available evidence, we believe it is more likely than not that we will be required to sell the debt security before the anticipated recovery of its remaining amortized cost; or

•	we do not expect to recover the entire amortized cost of the debt security.

Recognition of OTTI. If either of the first two conditions above is met, we recognize an OTTI loss in earnings equal to the entire difference between the debt security's amortized cost and its estimated fair value as of the Statement of Condition date. For those impaired securities that meet neither of these conditions, we perform a cash flow analysis to determine whether we expect to recover the entire amortized cost of each security.

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

The total OTTI loss is presented in the Statement of Income with an offset for the portion recognized in OCI. The remaining amount represents the credit loss.

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

Interest Income Recognition. As of the initial OTTI measurement date, a new accretable yield is calculated for the OTTI debt security. This yield is then used to calculate the portion of the credit losses included in the amortized cost of the OTTI security to be recognized into Interest Income each period over the remaining life of the security so as to match the amount and timing of future cash flows expected to be collected.

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

On a quarterly basis, we perform an evaluation to determine whether we are the primary beneficiary of any VIE. To perform this evaluation, we consider whether we possess both of the following characteristics:

•	the power to direct the VIE's activities that most significantly affect the VIE's economic performance; and

•	the obligation to absorb the VIE's losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Based on an evaluation of the above characteristics, we have determined that we are not the primary beneficiary of a VIE and, therefore, consolidation is not required for our investments in VIEs as of December 31, 2013 or 2012. In addition, we have not provided financial or other support (explicitly or implicitly) to any VIE during the years ended December 31, 2013, 2012, or 2011. Furthermore, we were not previously contractually required to provide, nor do we intend to provide, that support to any VIE in the future.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Advances. We carry Advances at amortized cost net of unamortized premiums, discounts, prepayment and swap termination fees, unearned commitment fees, and fair-value hedging adjustments. We amortize/accrete premiums, discounts, hedging basis adjustments, deferred prepayment fees, and deferred swap termination fees, and recognize unearned commitment fees on Advances to Interest Income using a level-yield methodology. We record interest on Advances to Interest Income as earned.

Advance Modifications. In cases in which we fund an Advance concurrently with or within a short period of time (typically five business days) before or after the prepayment of an existing Advance, we evaluate whether the Advance meets the accounting criteria to qualify as a modification of an existing Advance or whether it constitutes a new Advance. We will account for an Advance as a new Advance if both of the following criteria are met: (i) the effective yield of the Advance is at least equal to the effective yield for a comparable Advance to a member with similar collection risks that is not restructuring, and (ii) modifications of the original Advance are determined to be more than minor, i.e., if the present value of cash flows under the terms of the Advance is at least 10% different from the present value of the remaining cash flows under the terms of the original Advance or through an evaluation of other qualitative factors that may include changes in the interest rate exposure to the member by moving from a fixed to an adjustable rate Advance. In all other instances, the Advance is accounted for as a modification.

Prepayment Fees. We charge a borrower a prepayment fee when the borrower prepays certain Advances before the original maturity. We record prepayment fees net of any swap termination fees.

If a new Advance qualifies as a modification of an existing Advance, any prepayment fee, net of swap termination fees, is deferred, recorded in the basis of the modified Advance, and amortized using a level-yield methodology over the life of the modified Advance, or recorded as an adjustment to the interest coupon accrual of the modified Advance. Amortization is included in Interest Income on Advances. If the modified Advance is hedged and meets hedge accounting requirements, the modified Advance is marked to estimated fair value, and subsequent fair value changes attributable to the hedged risk are recorded in Other Income (Loss).

If a new Advance does not qualify as a modification of an existing Advance, the existing Advance is treated as an Advance termination, and any prepayment fee, net of swap termination fees, is recorded to Prepayment Fees on Advances in Interest Income.

Mortgage Loans Held for Portfolio. We classify mortgage loans for which we have the intent and ability to hold for the foreseeable future or until maturity or payoff as held for portfolio. Accordingly, these mortgage loans are reported net of premiums paid to and discounts received from a PFI, deferred loan fees or costs, fair-value hedging adjustments, and the allowance for loan losses.

Premiums and Discounts. We defer and amortize/accrete premiums and discounts, loan fees or costs, and hedging basis adjustments to Interest Income using the retrospective interest method. In determining prepayment estimates for the retrospective interest method, mortgage loans are aggregated by similar characteristics (type, maturity, note rate and acquisition date).

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

MPF Credit Enhancement Fees. For conventional MPF mortgage loan participations, PFIs retain a portion of the credit risk on the loans they sell to the FHLBanks by providing credit enhancement through a direct liability to pay credit losses up to a specified amount. PFIs are paid a CE Fee for assuming credit risk, and, in some instances, all or a portion of the CE Fee may be performance-based. CE Fees are paid monthly based on the remaining UPB of the loans in a master commitment. CE Fees are recorded as an offset to mortgage loan interest income. To the extent we experience losses in a master commitment, we may be able to recapture CE fees paid to that PFI to offset these losses.

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

Portfolio Segments. A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology for determining its allowance for credit losses. We have developed and documented a systematic methodology for determining an allowance for credit losses, where applicable, for (i) credit products (Advances, letters of credit, and other extensions of credit to members); (ii) government-guaranteed or insured Mortgage Loans Held for Portfolio; (iii) conventional MPP loans; and (iv) conventional MPF Program loans.

Classes of Financing Receivables. Classes of financing receivables generally are a disaggregation of a portfolio segment to the extent that they are needed to understand the exposure to credit risk arising from these financing receivables. We determined that no further disaggregation of the portfolio segments identified above is needed as the credit risk arising from these financing receivables is adequately assessed and measured by us at the portfolio segment level.

Non-accrual Loans. We place a conventional MPP mortgage loan on non-accrual status if it is determined that either (i) the collection of interest or principal is doubtful (e.g., when a related allowance for credit losses is recorded on a loan considered to be a TDR), or (ii) interest or principal is past due for 90 days or more, except when the loan is well secured and in the process of collection (e.g., through credit enhancements and monthly servicer remittances on a scheduled/scheduled basis). Monthly servicer remittances on an actual/actual basis may also be well secured; however, servicers on actual/actual remittance do not advance principal and interest due until the payments are received from the borrower, or when the loan is paid off. Therefore, we place these loans on non-accrual status once they become 90 days past due.

We place a conventional MPF mortgage loan on non-accrual status if it is determined that either (i) the collection of interest or principal is doubtful, or (ii) interest or principal is past due for 90 days or more.

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

Troubled Debt Restructuring. TDRs related to MPP loans occur when a concession is granted to a borrower for economic or legal reasons related to the borrower's financial difficulties that would not have been otherwise considered. Although we do not participate in government-sponsored loan modification programs, we do consider certain conventional loan modifications to be TDRs when the modification agreement permits the recapitalization of past due amounts, generally up to the original loan amount. Loans discharged in Chapter 7 bankruptcy without a reaffirmation of the debt that are not covered by SMI policies are also considered TDRs. Loans discharged in Chapter 7 bankruptcy covered by SMI policies are not considered to be TDRs as a significant concession has not been granted. Under both types of modifications, no other terms of the original loan are modified, except for the possible extension of the contractual maturity date on a case-by-case basis. In no event does the borrower's original interest rate change.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

TDRs related to MPF Program loans occur when a concession is granted to a borrower for economic or legal reasons related to the borrower's financial difficulties that would not have been otherwise considered. Our TDRs generally involve modifying the borrower's monthly payment for a period of up to 36 months. Loans discharged in Chapter 7 bankruptcy without a reaffirmation of the debt are also considered TDRs.

REO. Under the MPF Program, REO includes properties that have been received in satisfaction of debt through foreclosures. REO is initially recorded in Other Assets at estimated fair value less estimated selling costs and is subsequently carried at the lower of that amount or the then current estimated fair value less estimated selling costs. We recognize a charge-off to the allowance for credit losses if the estimated fair value of the REO less estimated selling costs is less than the recorded investment in the loan at the date of transfer from loans to REO. Any subsequent realized gains, realized or unrealized losses and carrying costs are included in Other Income (Loss).

Our MPP was designed to require loan servicers to foreclose and liquidate in the servicer's name rather than in our name. Therefore, we do not take title to any foreclosed property. As the servicers progress through the liquidation process, we are paid in full for all unpaid principal and accrued interest on the loan through the normal remittance process. At that time, since the requirements to account for the transfer of a financial asset as a sale have been met, the mortgage loan is removed from our Statement of Condition, and the cash received is recorded as an asset. As a result of these factors, we do not classify as REO any foreclosed properties collateralizing MPP loans that were previously recorded on our Statement of Condition.

Impairment Methodology. A loan is considered impaired when, based on current and historical information and events, it is probable that not all amounts due according to the contractual terms of the loan agreement will be collected.

Loans that are on non-accrual status and considered collateral dependent are impaired if the estimated fair value of the underlying property (net of estimated selling costs) is insufficient to recover the estimated costs associated with maintaining and disposing of the property (which includes UPB and interest owed on the delinquent loan, if any). Loans are considered collateral dependent if repayment is expected to be provided solely by the sale of the underlying property; that is, there is no other available and reliable source of repayment (including LRA and SMI). Loans that are considered collateral dependent are removed from the collective evaluation review for further individual analysis. Interest Income on impaired loans is recognized in the same manner as non-accrual loans.

Charge-Off Policy. We record a charge-off on a conventional mortgage loan against the loan loss allowance upon the occurrence of a confirming event. Confirming events include, but are not limited to, the occurrence of a settlement of a claim against any of the credit enhancements. A charge-off is recorded to the extent the UPB and interest owed on the delinquent loan will not be recovered.

Derivatives. We record derivative instruments, related cash collateral, including initial and variation margin, received or pledged/posted and associated accrued interest on a net basis, by clearing agent and/or by counterparty, as either Derivative Assets or Derivative Liabilities in the Statement of Condition at their estimated fair values. The estimated fair values of derivatives are netted by clearing agent and/or counterparty when the netting requirements have been met. If these netted amounts are positive, they are classified as an asset and, if negative, they are classified as a liability.

Changes in the estimated fair value of our derivatives are recorded in current period earnings regardless of how changes in the estimated fair value of the assets or liabilities being hedged may be treated.

Cash flows associated with derivatives are reflected as cash flows from operating activities in the Statement of Cash Flows unless the derivatives contain financing elements, in which case they are reflected as cash flows from financing activities. Derivative instruments that include off market terms, or require an upfront cash payment, or both, often contain a financing element.

Derivative Designations. Each derivative is designated as one of the following:

(i)	a qualifying fair-value hedge of the change in fair value of a recognized asset or liability or an unrecognized firm commitment (a fair-value hedge); or

(ii)	a non-qualifying hedge (economic hedge) for asset/liability management purposes.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Accounting for Qualifying Hedges. If hedging relationships meet certain criteria including, but not limited to, formal documentation of the hedging relationship and an expectation to be highly effective, they qualify for hedge accounting, and the offsetting changes in fair value of the hedged items are recorded in earnings (fair-value hedges). Two approaches to hedge accounting include:

(i)
Long-haul hedge accounting - The application of long-haul hedge accounting requires us to formally assess (both at the hedge's inception and at least quarterly) whether the derivatives used in hedging transactions have been effective in offsetting changes in the fair value of hedged items or forecasted transactions and whether those derivatives may be expected to remain effective in future periods.

(ii)
Short-cut hedge accounting - Transactions that meet certain criteria qualify for the short-cut method of hedge accounting in which an assumption can be made that the entire change in fair value of a hedged item, due to changes in the benchmark rate, exactly offsets the entire change in fair value of the related derivative. Under the short-cut method, the entire change in fair value of the derivative is considered to be effective at achieving offsetting changes in fair values of the hedged asset or liability. We continue to use the short-cut method to account for all existing hedging relationships entered into prior to April 1, 2008, provided they still meet the assumption of "no ineffectiveness." We no longer apply this method to any new hedging relationships.

Derivatives are typically executed at the same time as the hedged item, and we designate the hedged item in a qualifying hedging relationship at the trade date. We may also designate the hedging relationship upon the Bank's commitment to disburse an Advance, purchase mortgage loans, or trade a Consolidated Obligation in which settlement occurs within the shortest period of time possible for the type of instrument based on market settlement conventions. We then record the changes in fair value of the derivative and the hedged item beginning on the trade date.

Changes in the fair value of a derivative that is designated and qualifies as a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in Other Income (Loss) as Net Gains (Losses) on Derivatives and Hedging Activities. As a result, for fair-value hedges, any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item attributable to the hedged risk) is recorded in Other Income (Loss) as Net Gains (Losses) on Derivatives and Hedging Activities.

Accounting for Non-Qualifying Hedges. An economic hedge is defined as a derivative that hedges specific or non-specific underlying assets, liabilities, or firm commitments and does not qualify, or was not designated, for hedge accounting. However, the use of an economic hedge is part of a permissible hedging strategy under our RMP. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability caused by the changes in fair value of the derivatives that are recorded in earnings, but not offset by corresponding changes in the fair value of the economically hedged assets, liabilities, or firm commitments. As a result, we recognize only the net interest settlement and the change in fair value of these derivatives in Other Income (Loss) as Net Gains (Losses) on Derivatives and Hedging Activities with no offsetting fair value adjustments for the hedged assets, liabilities, or firm commitments.

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

Discontinuance of Hedge Accounting. We discontinue hedge accounting prospectively when: (i) we determine that the derivative is no longer effective in offsetting changes in the fair value of a hedged item (including hedged items such as firm commitments or forecasted transactions); (ii) the derivative and/or the hedged item expires or is sold, terminated, or exercised; (iii) a hedged firm commitment no longer meets the definition of a firm commitment; or (iv) we determine that designating the derivative as a qualifying hedging instrument is no longer appropriate.

When hedge accounting is discontinued, we cease to adjust the hedged asset or liability for changes in fair value and amortize the cumulative basis adjustment on the hedged item into Interest Income over the remaining life of the hedged item using a level-yield methodology.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Embedded Derivatives. We may issue Consolidated Obligations, make Advances, or purchase financial instruments in which a derivative instrument is embedded. Upon execution of these transactions, we assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the Consolidated Obligations, Advance or purchased financial instrument (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When we determine that (i) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (ii) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument pursuant to an economic hedge. However, the entire contract is carried at fair value and no portion of the contract is designated as a hedging instrument if the entire contract (the host contract and the embedded derivative) is required to be measured at fair value, with changes in fair value reported in current period earnings (such as an investment security classified as Trading), or if we cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract.

Premises, Software, and Equipment. We record premises, software, and equipment at cost, less accumulated depreciation and amortization, and compute depreciation and amortization using the straight-line method over the estimated useful lives, which range from 1 to 40 years. We capitalize improvements and major renewals, but expense ordinary maintenance and repairs when incurred. We amortize building improvements using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining life of the asset. In addition, we capitalize software development costs for internal use software with an estimated economic useful life of at least one year. If capitalized, we use the straight-line method for computing amortization. We include any gain or loss on disposal (other than abandonment) of premises, software, and equipment in Other Income (Loss). Any loss on abandonment of premises, software, and equipment is included in Operating Expenses.

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

Concessions. Concessions are paid to dealers in connection with the issuance of certain Consolidated Obligations. The Office of Finance prorates the amount of our concession based upon the percentage of the debt issued that we assume. Concessions paid on a Consolidated Obligation are deferred and amortized, using the level-yield interest method, over the term to contractual maturity of the corresponding Consolidated Obligation. Unamortized concessions are included in Other Assets, and the amortization of those concessions is included in CO Bonds Interest Expense.

Mandatorily Redeemable Capital Stock. When a member withdraws or attains non-member status by merger or acquisition, charter termination, relocation or other involuntary termination from membership, the member's shares are then subject to redemption, at which time a five-year redemption period commences, and meet the definition of a mandatorily redeemable financial instrument. Shares meeting this definition are reclassified from capital to liabilities as MRCS at estimated fair value, which is equal to par value. Dividends declared on shares classified as a liability are accrued at the expected dividend rate and reported as Interest Expense.

We reclassify MRCS from liabilities to capital when non-members subsequently become members through either acquisition, merger, or election. After the reclassification, dividends declared on that capital stock are no longer classified as Interest Expense.

Restricted Retained Earnings. In 2011, we entered into a JCE Agreement with all of the other FHLBanks. The JCE Agreement provides that, beginning with the third quarter of 2011, we allocate 20% of our net income each quarter to a restricted retained earnings account until the balance of that account equals at least 1% of the average balance of outstanding Consolidated Obligations for the previous quarter. These restricted retained earnings are not available to pay dividends except to the extent the restricted retained earnings balance exceeds 1.5% of our average balance of outstanding Consolidated Obligations for the previous quarter.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Gains on Litigation Settlements. Litigation settlement gains, net of related legal fees and litigation expenses, are recorded in Other Income in the Statement of Income. A litigation settlement gain is considered realized when we receive cash or assets that are readily convertible to known amounts of cash or claims to cash. In addition, a settlement gain is considered realizable when we enter into a signed agreement not subject to appeal, the counterparty has the ability to pay, and the amount to be received can be reasonably estimated. Prior to being recognized, we consider potential litigation settlement gains to be gain contingencies and, therefore, they are not recorded in the Statement of Income. Contingent-based fees are only incurred and recorded upon a litigation settlement gain.

Finance Agency Expenses. The portion of the Finance Agency's expenses and working capital fund not allocated to Freddie Mac and Fannie Mae is allocated among the FHLBanks based on the pro rata share of the Finance Agency's annual assessments (which are based on the ratio of each FHLBank's minimum required regulatory capital to the aggregate minimum required regulatory capital of every FHLBank).

Office of Finance Expenses. Our proportionate share of the Office of Finance's operating and capital expenditures is calculated based upon two components as follows: (i) two-thirds based on our share of total Consolidated Obligations outstanding and (ii) one-third based on equal pro rata allocation. We record our share of these expenditures in Other Expenses.

Assessments.

Affordable Housing Program. The Bank Act requires each FHLBank to establish and fund an AHP, providing subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low- to moderate-income households. Each period, we charge/(credit) the required funding for AHP to earnings and increase/(decrease) the associated liability. However, we typically make the AHP subsidy available to members as a grant. As an alternative, we can issue AHP Advances at interest rates below the customary interest rate for non-subsidized Advances. A discount on the AHP Advance and a charge against the AHP liability are recorded for the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP Advance rate and our related cost of funds for comparable maturity funding. The discount on AHP Advances is accreted to Interest Income on Advances using a level-yield methodology over the life of the Advance. See Note 14 - Affordable Housing Program for more information.

Resolution Funding Corporation. Through the second quarter of 2011, we were required to make quarterly payments to REFCORP to be used to pay a portion of the interest on bonds that were issued by REFCORP. Such obligation to REFCORP has been satisfied. See Note 15 - Resolution Funding Corporation for more information.

Note 2 - Recently Adopted and Issued Accounting Guidance

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. On January 17, 2014, the FASB issued guidance clarifying when consumer mortgage loans collateralized by real estate should be reclassified to REO. Specifically, such collateralized mortgage loans should be reclassified to REO when either the creditor obtains legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveys all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. This guidance is effective for interim and annual periods beginning on or after December 31, 2014 and may be adopted under either the modified retrospective transition method or the prospective transition method. We are in the process of evaluating the effect on our financial condition, results of operations and cash flows, but we do not expect it to be material.

Inclusion of the Fed Funds Effective Swap Rate (OIS) as a Benchmark Interest Rate for Hedge Accounting Purposes. On July 17, 2013, the FASB amended existing guidance to include the Fed Funds Effective Swap Rate, also referred to as the OIS rate, as a United States benchmark interest rate for hedge accounting purposes. Including OIS as an acceptable United States benchmark interest rate, in addition to United States Treasuries and LIBOR, will provide a more comprehensive spectrum of interest rate resets to use as the designated benchmark interest rate risk component under the hedge accounting guidance. The amendments also remove the restriction on using different benchmark interest rates for similar hedges. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate and are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. However, we continue to designate LIBOR as our benchmark interest rate, and, therefore, the adoption of this guidance has not had a material effect on our hedging activities.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Accounting for Joint and Several Liability Arrangements. On February 28, 2013, the FASB issued guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This guidance requires an entity to measure these obligations as the sum of (i) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (ii) any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, this guidance requires an entity to disclose the nature and the amount of the obligations as well as other information about these obligations. This guidance is effective for interim and annual periods beginning on or after December 15, 2013 and should be applied retrospectively to obligations with joint and several liabilities existing at the beginning of an entity's fiscal year of adoption. This guidance will not have any effect on our financial condition, results of operations or cash flows.

Presentation of Comprehensive Income. On February 5, 2013, the FASB issued guidance to improve the transparency of reporting classifications out of AOCI. This guidance does not change the current requirements for reporting net income or comprehensive income in financial statements. However, it does require us to provide information about the amounts reclassified out of AOCI by component. In addition, we are required to present, either on the face of the Statement of Income or in the notes, significant amounts reclassified out of AOCI. These amounts must be presented based on the respective lines of net income if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, we are required to cross-reference to other required disclosures that provide additional detail about these other amounts. This guidance became effective for interim and annual periods beginning on January 1, 2013 and was applied prospectively. The adoption of this guidance resulted in additional financial statement disclosures but did not have any effect on our financial condition, results of operations or cash flows. See Note 17 - Accumulated Other Comprehensive Income (Loss) for additional disclosures required under this guidance.

Disclosures about Offsetting Assets and Liabilities. On December 16, 2011, the FASB issued common disclosure requirements intended to help investors and other financial statement users better assess the effect or potential effect of offsetting arrangements on a company's financial position. This guidance was amended on January 31, 2013 to clarify that its scope includes only certain financial instruments that are either offset on the Statement of Condition or are subject to an enforceable master netting arrangement or similar agreement. This guidance requires us to disclose both gross and net information about derivative, repurchase and security lending instruments that meet this criteria. This guidance, as amended, became effective for interim and annual periods beginning on January 1, 2013 and was applied retrospectively for all comparative periods presented. The adoption of this guidance resulted in expanded interim and annual financial statement disclosures but did not have any effect on our financial condition, results of operations or cash flows. See Note 1 - Summary of Significant Accounting Policies and Note 11 - Derivatives and Hedging Activities for additional disclosures required by this guidance.

Advisory Bulletin 2012-02. On April 9, 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention ("AB-2012-02"). The guidance establishes a standard and uniform methodology for adversely classifying certain assets other than investment securities, and prescribes the timing of asset charge-offs based on these classifications. Such classification methodology and accounting guidance differ from our current methodology and accounting policy, particularly in that, among other differences, AB 2012-02 requires a charge-off when a loan is more than 180 days past due. AB-2012-02 states that it was effective upon issuance. However, the Finance Agency issued additional guidance that extended the effective date for classification purposes to January 1, 2014 and the effective date for financial reporting purposes to January 1, 2015. We are in the process of implementing the classification methodology and evaluating the effect of the accounting guidance on our financial condition, results of operations and cash flows, but we do not expect any potential impact to be material.

Note 3 - Cash and Due from Banks

Compensating Balances. We maintain cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions on the withdrawal of funds. The average cash balances were $608 and $205,273 for the years ended December 31, 2013 and 2012, respectively.

Pass-through Deposit Reserves. We act as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. The amount shown as Cash and Due from Banks includes pass-through reserves deposited with the Federal Reserve Banks of $16,204 and $14,622 at December 31, 2013 and 2012, respectively.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 4 - Available-for-Sale Securities

Major Security Types. The following table presents information on our AFS securities:

			Gross	Gross
	Amortized	Non-Credit	Unrealized	Unrealized	Estimated
December 31, 2013	Cost (1)	OTTI	Gains	Losses	Fair Value
GSE and TVA debentures	$3,162,833	$—	$6,623	$(6,306)	$3,163,150
Private-label RMBS	443,749	(234)	26,170	—	469,685
Total AFS securities	$3,606,582	$(234)	$32,793	$(6,306)	$3,632,835

December 31, 2012
GSE and TVA debentures	$3,328,103	$—	$13,007	$(672)	$3,340,438
Private-label RMBS	649,826	(20,126)	10,442	—	640,142
Total AFS securities	$3,977,929	$(20,126)	$23,449	$(672)	$3,980,580

(1)
Amortized cost of AFS securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of principal, and, if applicable, OTTI recognized in earnings (credit losses) and fair-value hedging adjustments.

Unrealized Loss Positions. The following table presents impaired AFS securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2013	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE and TVA debentures	$880,095	$(6,306)	$—	$—	$880,095	$(6,306)
Private-label RMBS	—	—	7,135	(234)	7,135	(234)
Total impaired AFS securities	$880,095	$(6,306)	$7,135	$(234)	$887,230	$(6,540)

December 31, 2012
GSE and TVA debentures	$398,265	$(672)	$—	$—	$398,265	$(672)
Private-label RMBS	—	—	471,359	(20,126)	471,359	(20,126)
Total impaired AFS securities	$398,265	$(672)	$471,359	$(20,126)	$869,624	$(20,798)

Redemption Terms. The amortized cost and estimated fair value of non-MBS AFS securities by contractual maturity are presented below. MBS are not presented by contractual maturity because their actual maturities will likely differ from contractual maturities as borrowers have the right to prepay obligations with or without prepayment fees.

	December 31, 2013		December 31, 2012
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	2,046,472	2,052,348	2,038,791	2,048,429
Due after five years through ten years	1,083,608	1,078,558	1,197,884	1,200,979
Due after ten years	32,753	32,244	91,428	91,030
Total Non-MBS	3,162,833	3,163,150	3,328,103	3,340,438
Total MBS	443,749	469,685	649,826	640,142
Total AFS securities	$3,606,582	$3,632,835	$3,977,929	$3,980,580

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Interest-Rate Payment Terms. The amortized cost of AFS securities is detailed below by interest-rate payment terms.

Interest-Rate Payment Term	December 31, 2013	December 31, 2012
Non-MBS:
Fixed-rate	$3,162,833	$3,328,103
Variable-rate	—	—
Total Non-MBS	3,162,833	3,328,103
MBS:
Fixed-rate	7,370	62,067
Variable-rate	436,379	587,759
Total MBS	443,749	649,826
Total AFS securities, at amortized cost	$3,606,582	$3,977,929

Securities Transferred. During 2011, we elected to transfer certain private-label RMBS from HTM to AFS due to the significant deterioration in the creditworthiness of the issuers and other factors. Such deterioration was evidenced by an OTTI credit loss for these securities during 2011. These transfers allow us the option to decide to sell these securities prior to maturity in response to changes in interest rates, changes in prepayment risk, or other factors. During the third quarter of 2011, we transferred securities with an amortized cost of $18,134, which had related OTTI recognized in AOCI of $(4,312) and gross unrecognized holding gains of $3,421. The estimated fair value of the securities transferred was $17,243. There were no such transfers in 2013 or 2012.

Realized Gains and Losses. The following table presents the proceeds, previously recognized OTTI credit losses including accretion, and gross gains and losses related to the sale of six OTTI AFS securities in both 2013 and 2011. Of the six OTTI AFS securities sold in 2013, only one was in an unrealized loss position. Prior to the sale, we recorded an OTTI credit charge for this security, representing the entire difference between our amortized cost basis and its estimated fair value, which resulted in no gross realized losses from this sale. We compute gains and losses on sales of investment securities using the specific identification method. There were no sales in 2012.

	Years Ended December 31,
Sales of AFS Securities	2013	2012	2011
Proceeds from sale	$129,471	$—	$154,675

Previously recognized OTTI credit losses including accretion	$38,806	$—	$(29,844)

Gross realized gains	$17,135	$—	$7,091
Gross realized losses	—	—	(2,847)
Net Realized Gains from Sale of Available-for-Sale Securities	$17,135	$—	$4,244

As of December 31, 2013, we had no intention of selling the remaining AFS securities in an unrealized loss position, nor did we consider it more likely than not that we will be required to sell these securities before our anticipated recovery of each security's remaining amortized cost basis.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 5 - Held-to-Maturity Securities

Major Security Types. The following table presents information on our HTM securities:

				Gross	Gross
				Unrecognized	Unrecognized	Estimated
	Amortized	Non-Credit	Carrying	Holding	Holding	Fair
December 31, 2013	Cost (1)	OTTI	Value (2)	Gains (3)	Losses (3)	Value
GSE debentures	$268,998	$—	$268,998	$399	$—	$269,397
RMBS and ABS:
Other U.S. obligations -guaranteed RMBS	3,119,458	—	3,119,458	45,171	(7,406)	3,157,223
GSE RMBS	3,592,695	—	3,592,695	70,572	(6,554)	3,656,713
Private-label RMBS	150,287	—	150,287	185	(2,663)	147,809
Manufactured housing loan ABS	12,933	—	12,933	—	(1,590)	11,343
Home equity loan ABS	2,120	(241)	1,879	67	(113)	1,833
Total RMBS and ABS	6,877,493	(241)	6,877,252	115,995	(18,326)	6,974,921
Total HTM securities	$7,146,491	$(241)	$7,146,250	$116,394	$(18,326)	$7,244,318

December 31, 2012
GSE debentures	$268,996	$—	$268,996	$357	$—	$269,353
RMBS and ABS:
Other U.S. obligations -guaranteed RMBS	3,123,784	—	3,123,784	84,169	(1,345)	3,206,608
GSE RMBS	3,859,172	—	3,859,172	155,044	(76)	4,014,140
Private-label RMBS	235,778	—	235,778	992	(2,577)	234,193
Manufactured housing loan ABS	14,779	—	14,779	—	(2,276)	12,503
Home equity loan ABS	2,446	(312)	2,134	5	(340)	1,799
Total RMBS and ABS	7,235,959	(312)	7,235,647	240,210	(6,614)	7,469,243
Total HTM securities	$7,504,955	$(312)	$7,504,643	$240,567	$(6,614)	$7,738,596

(1)	Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, collection of principal, and, if applicable, OTTI recognized in earnings (credit losses).

(2)	Carrying value of HTM securities represents amortized cost after adjustment, if applicable, for non-credit OTTI recognized in AOCI.

(3)	Gross unrecognized holding gains (losses) represents the difference between estimated fair value and carrying value.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Unrealized Loss Positions. The following table presents impaired HTM securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position. None of our non-MBS were in an unrealized loss position at December 31, 2013 or 2012.

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2013	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses (1)
RMBS and ABS:
Other U.S. obligations - guaranteed RMBS	$1,094,158	$(3,365)	$546,459	$(4,041)	$1,640,617	$(7,406)
GSE RMBS	1,338,255	(6,542)	6,766	(12)	1,345,021	(6,554)
Private-label RMBS	61,059	(561)	58,363	(2,102)	119,422	(2,663)
Manufactured housing loan ABS	—	—	11,343	(1,590)	11,343	(1,590)
Home equity loan ABS	—	—	1,833	(287)	1,833	(287)
Total RMBS and ABS	2,493,472	(10,468)	624,764	(8,032)	3,118,236	(18,500)
Total impaired HTM securities	$2,493,472	$(10,468)	$624,764	$(8,032)	$3,118,236	$(18,500)

December 31, 2012
RMBS and ABS:
Other U.S. obligations - guaranteed RMBS	$274,784	$(432)	$460,152	$(913)	$734,936	$(1,345)
GSE RMBS	124,225	(76)	—	—	124,225	(76)
Private-label RMBS	7,258	(36)	155,651	(2,541)	162,909	(2,577)
Manufactured housing loan ABS	—	—	12,503	(2,276)	12,503	(2,276)
Home equity loan ABS	—	—	1,799	(647)	1,799	(647)
Total RMBS and ABS	406,267	(544)	630,105	(6,377)	1,036,372	(6,921)
Total impaired HTM securities	$406,267	$(544)	$630,105	$(6,377)	$1,036,372	$(6,921)

(1)
Total unrealized losses on home equity loan ABS does not agree to total gross unrecognized holding losses. Total unrealized losses include non-credit-related OTTI losses recorded in AOCI and gross unrecognized holding gains on previously OTTI securities.

Redemption Terms. The amortized cost, carrying value and estimated fair value of non-MBS HTM securities by contractual maturity are presented below. MBS and ABS are not presented by contractual maturity because their actual maturities will likely differ from contractual maturities as borrowers have the right to prepay obligations with or without prepayment fees.

	December 31, 2013			December 31, 2012
			Estimated			Estimated
	Amortized	Carrying	Fair	Amortized	Carrying	Fair
Year of Contractual Maturity	Cost (1)	Value (2)	Value	Cost (1)	Value (2)	Value
Non-MBS:
Due in one year or less	$—	$—	$—	$—	$—	$—
Due after one year through five years	268,998	268,998	269,397	268,996	268,996	269,353
Due after five years through ten years	—	—	—	—	—	—
Due after ten years	—	—	—	—	—	—
Total Non-MBS	268,998	268,998	269,397	268,996	268,996	269,353
Total RMBS and ABS	6,877,493	6,877,252	6,974,921	7,235,959	7,235,647	7,469,243
Total HTM securities	$7,146,491	$7,146,250	$7,244,318	$7,504,955	$7,504,643	$7,738,596

(1)	Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, collection of principal, and, if applicable, OTTI recognized in earnings (credit losses).

(2)	Carrying value of HTM securities represents amortized cost after adjustment, if applicable, for non-credit OTTI losses recognized in AOCI.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Interest-Rate Payment Terms. The amortized cost of HTM securities is detailed below by interest-rate payment terms.

Interest-Rate Payment Term	December 31, 2013	December 31, 2012
Non-MBS:
Fixed-rate	$—	$—
Variable-rate	268,998	268,996
Total Non-MBS	268,998	268,996
RMBS and ABS:
Fixed-rate	2,595,291	2,991,349
Variable-rate	4,282,202	4,244,610
Total RMBS and ABS	6,877,493	7,235,959
Total HTM securities, at amortized cost	$7,146,491	$7,504,955

Realized Gains and Losses. There were no sales of HTM securities during the years ended December 31, 2013, 2012 or 2011.

Note 6 - Other-Than-Temporary Impairment

OTTI Evaluation Process and Results - Private-label RMBS and ABS. To ensure consistency in the determination of OTTI for private-label RMBS and ABS (including manufactured housing and home equity loan ABS) among all FHLBanks, the FHLBanks use a system-wide governance committee and a formal process to ensure consistency in the key OTTI modeling assumptions used for purposes of our cash flow analyses for substantially all of these securities. For one manufactured housing loan ABS for which underlying collateral data is not readily available, alternative procedures are used to evaluate this security for OTTI. The remaining private-label RMBS and ABS are evaluated using the FHLBanks' common framework and approved assumptions.

Our evaluation includes a projection of future cash flows based on an assessment of the structure of each security and certain assumptions, some of which are determined based upon other assumptions, such as:

•	the remaining payment terms for the security;

•	prepayment speed based on underlying loan-level borrower and loan characteristics;

•	default rate based on underlying loan-level borrower and loan characteristics;

•	loss severity on the collateral supporting our security based on underlying loan-level borrower and loan characteristics;

•	housing price changes; and

•	interest rates.

Our cash flow analysis uses two third-party models to assess whether the entire amortized cost basis of our private-label RMBS will be recovered. The first third-party model considers borrower characteristics, collateral characteristics and the particular attributes of the loans underlying our securities, in conjunction with assumptions described above.

A significant modeling assumption in the first model is the forecast of future housing price changes for the relevant states and CBSAs, which are based upon an assessment of the individual housing markets. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The FHLBanks' OTTI Governance Committee developed a short-term housing price forecast with projected changes ranging from a decrease of 5.0% to an increase of 7.0% over a twelve month period. For the majority of housing markets, the short-term housing price recovery forecast ranges from an increase of 1.0% to an increase of 5.0%. Thereafter, home prices in these markets are projected to recover (or continue to recover) using one of five different recovery paths that vary by housing market.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents projected home price recovery by month following the short-term housing price forecast.

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

OTTI - Credit Loss. In performing the detailed cash flow analysis, we determine the present value of the cash flows expected to be collected, discounted at the security's effective yield. For variable rate and hybrid private-label RMBS, we use the effective interest rate derived from a variable-rate index (e.g., 12-month LIBOR) plus the contractual spread, plus or minus a fixed spread adjustment. As the implied forward curve of the index changes over time, the effective interest rates derived from that index will also change over time.

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

If either of these conditions is met, we recognize an OTTI loss in earnings equal to the entire difference between the debt security's amortized cost and its estimated fair value as of the Statement of Condition date. For the year ended December 31, 2013, we recorded an OTTI credit charge of $1,924, representing the entire difference between our amortized cost basis and its estimated fair value, on one security for which we changed our previous intention to hold until recovery of its amortized cost. We did not have any such change in intent during the years ended December 31, 2012 or 2011.

For those securities that met neither of these conditions, we performed a cash flow analysis to determine whether we expect to recover the entire amortized cost of each security. As a result of our analysis, no additional OTTI credit losses were recognized for the year ended December 31, 2013, and we recognized credit losses of $3,750 and $26,811 during the years ended December 31, 2012 or 2011, respectively. We determined that the unrealized losses on the remaining private-label RMBS and ABS were temporary as we expect to recover the entire amortized cost.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents a rollforward of the amounts related to credit losses recognized in earnings. The rollforward excludes accretion of credit losses for securities that have not experienced a significant increase in cash flows.

Credit Loss Rollforward	2013	2012	2011
Balance at beginning of year	$109,169	$105,637	$110,747
Additions:
Credit losses for which OTTI was not previously recognized	—	—	30
Additional credit losses for which OTTI was previously recognized	1,924	3,750	26,781
Reductions:
Credit losses on securities sold, matured, paid down or prepaid	(30,506)	(218)	(29,847)
Unamortized life-to-date credit losses on security that we intend to sell before recovery of its amortized cost basis	(8,300)	—	—
Significant increases in cash flows expected to be collected, recognized over the remaining life of the securities	—	—	(2,074)
Balance at end of year	$72,287	$109,169	$105,637

The following table presents the December 31, 2013 classification and balances of OTTI securities impaired prior to December 31, 2013 (i.e., life to date) but not necessarily as of December 31, 2013. Securities are classified based on the originator's classification at the time of origination or based on the classification by the NRSROs upon issuance. Because there is no universally accepted definition of prime, Alt-A or subprime underwriting standards, such classifications are subjective.

	December 31, 2013
	HTM Securities				AFS Securities
				Estimated			Estimated
OTTI Life-to-Date	UPB	Amortized Cost	Carrying Value	Fair Value	UPB	Amortized Cost	Fair Value
Private-label RMBS - prime	$—	$—	$—	$—	$511,468	$443,749	$469,685
Home equity loan ABS - subprime	913	878	637	704	—	—	—
Total OTTI securities	$913	$878	$637	$704	$511,468	$443,749	$469,685

OTTI Evaluation Process and Results - All Other AFS and HTM Securities.

Other U.S. Obligations and GSE and TVA Debentures. For other U.S. obligations, GSE obligations, and TVA debentures, we determined that, based on current expectations, the strength of the issuers' guarantees through direct obligations of or support from the United States government is sufficient to protect us from any losses. As a result, all of the gross unrealized losses as of December 31, 2013 are considered temporary.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 7 - Advances

We offer a wide range of fixed- and adjustable-rate Advance products with different maturities, interest rates, payment characteristics and optionality. Fixed-rate Advances generally have maturities ranging from 1 week to 10 years, but may be up to 30 years. Adjustable-rate Advances generally have maturities ranging from 1 day to 10 years, for which the interest rates reset periodically at a fixed spread to LIBOR or another specified index.

We had Advances outstanding, as presented below by year of contractual maturity, with interest rates ranging from 0% to 8.34%.

	December 31, 2013		December 31, 2012
Year of Contractual Maturity	Amount	WAIR %	Amount	WAIR %
Overdrawn demand and overnight deposit accounts	$1,092	2.50	$15,004	2.50
Due in 1 year or less	5,952,161	0.58	3,761,551	1.57
Due after 1 year through 2 years	1,695,355	2.61	1,365,251	2.66
Due after 2 years through 3 years	2,289,954	1.59	2,287,033	3.11
Due after 3 years through 4 years	2,190,551	1.86	3,435,097	2.61
Due after 4 years through 5 years	1,803,488	2.17	2,448,083	2.22
Thereafter	3,199,181	1.93	4,070,200	2.49
Total Advances, par value	17,131,782	1.50	17,382,219	2.38
AHP discounts	—		(15)
Fair-value hedging adjustments	181,211		577,225
Unamortized swap termination fees associated with modified Advances, net of deferred prepayment fees	24,425		170,029
Total Advances	$17,337,418		$18,129,458

Interest-Rate Payment Terms. The following table presents the par value of Advances by interest-rate payment terms and contractual maturity dates:

Interest-Rate Payment Term	December 31, 2013	December 31, 2012
Fixed-rate
Due in one year or less	$5,188,999	$3,047,512
Due after one year	8,320,164	10,863,253
Total fixed-rate	13,509,163	13,910,765
Variable-rate
Due in one year or less	764,254	729,044
Due after one year	2,858,365	2,742,410
Total variable-rate	3,622,619	3,471,454
Total Advances, par value	$17,131,782	$17,382,219

Prepayments. When a borrower prepays an Advance, future income will be lower if the principal portion of the prepaid Advance is reinvested in lower-yielding assets that continue to be funded by higher-costing debt. To protect against this risk, we generally charge a prepayment fee. The following table presents Advance prepayment fees and the associated swap termination fees recognized in Interest Income at the time of the prepayments:

	Years Ended December 31,
Recognized prepayment/termination fees	2013	2012	2011
Prepayment fees on Advances	$113,455	$12,049	$14,346
Associated swap termination fees	(90,821)	(5,843)	(7,401)
Prepayment Fees on Advances, net	$22,634	$6,206	$6,945

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents deferred Advance prepayment fees and deferred swap termination fees associated with those Advance prepayments:

	Years Ended December 31,
Deferred prepayment/termination fees	2013	2012	2011
Deferred prepayment fees on Advances	$42,080	$46,835	$89,038
Deferred associated swap termination fees	(33,569)	(41,280)	(87,778)
Deferred prepayment fees on Advances, net	$8,511	$5,555	$1,260

We offer our members certain Advances that provide them the right, at predetermined future dates, to call (i.e., prepay) the Advance prior to maturity without incurring prepayment or termination fees. In exchange for receiving this right, the member typically pays a higher fixed rate for the Advance relative to a non-callable, fixed-rate Advance with an equivalent maturity or pays a higher spread on an adjustable rate Advance relative to a non-callable adjustable rate Advance with an equivalent maturity. Borrowers typically exercise their call options for fixed-rate Advances when interest rates decline. At December 31, 2013 and 2012, we had such Advances outstanding of $4.1 billion and $3.7 billion, respectively. All other Advances may only be prepaid by paying a fee (prepayment fee) that is sufficient to make us financially indifferent to the prepayment of the Advance.

We offer putable and convertible Advances. Under the terms of a putable Advance, we retain the right to extinguish or put the fixed-rate Advance to the member on predetermined future dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At December 31, 2013 and 2012, we had putable Advances outstanding totaling $188,000 and $351,500, respectively. Under the terms of a convertible Advance, we may convert an Advance from one interest payment term structure to another. We had no convertible Advances outstanding at December 31, 2013 or 2012.

The following table presents Advances by the earlier of the year of contractual maturity or the next call date and next put date:

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Put Date
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Overdrawn demand and overnight deposit accounts	$1,092	$15,004	$1,092	$15,004
Due in 1 year or less	8,312,526	5,800,961	6,128,161	4,070,551
Due after 1 year through 2 years	1,572,105	1,348,251	1,683,855	1,327,251
Due after 2 years through 3 years	2,293,954	2,163,783	2,259,954	2,250,533
Due after 3 years through 4 years	2,052,801	3,539,097	2,091,051	3,405,097
Due after 4 years through 5 years	1,653,488	2,310,333	1,768,488	2,328,583
Thereafter	1,245,816	2,204,790	3,199,181	3,985,200
Total Advances, par value	$17,131,782	$17,382,219	$17,131,782	$17,382,219

Credit Risk Exposure and Security Terms. We lend to members within our district involved in housing finance according to Federal statutes, including the Bank Act. The Bank Act requires each FHLBank to hold, or have access to, collateral to secure its Advances.

At December 31, 2013 and 2012, we had a total of $5.3 billion and $8.4 billion, respectively, of Advances outstanding, at par, to single borrowers with balances that were greater than or equal to $1.0 billion. These Advances, representing 31% and 48%, respectively, of total Advances at par outstanding on those dates, and were made to three and five borrowers, respectively. At December 31, 2013 and 2012, we held $10.1 billion and $17.9 billion, respectively, of UPB of collateral to cover the Advances to these borrowers.

See Note 9 - Allowance for Credit Losses for information related to credit risk on Advances and allowance methodology for credit losses.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 8 - Mortgage Loans Held for Portfolio

Mortgage Loans Held for Portfolio consist of residential loans acquired through the MPP (which includes the original program and MPP Advantage) and participation interests purchased in fixed-rate residential mortgage loans originated by the FHLBank of Topeka's member institutions through their participation in the MPF Program offered by the FHLBank of Chicago. The MPP and MPF Program loans are fixed-rate and either credit-enhanced by PFIs, if conventional, or guaranteed or insured by federal agencies.

The following tables present information on Mortgage Loans Held for Portfolio:

	December 31, 2013
By Term	MPP	MPF	Total
Fixed-rate long-term mortgages	$4,528,804	$457,128	$4,985,932
Fixed-rate medium-term (1) mortgages	1,012,587	86,914	1,099,501
Total Mortgage Loans Held for Portfolio, UPB	5,541,391	544,042	6,085,433
Unamortized premiums	106,346	10,917	117,263
Unamortized discounts	(11,942)	(288)	(12,230)
Fair-value hedging adjustments	4,374	(536)	3,838
Allowance for loan losses	(4,000)	(500)	(4,500)
Total Mortgage Loans Held for Portfolio, net	$5,636,169	$553,635	$6,189,804

	December 31, 2012
By Term	MPP	MPF	Total
Fixed-rate long-term mortgages	$4,735,020	$189,166	$4,924,186
Fixed-rate medium-term (1) mortgages	960,944	41,014	1,001,958
Total Mortgage Loans Held for Portfolio, UPB	5,695,964	230,180	5,926,144
Unamortized premiums	81,459	6,323	87,782
Unamortized discounts	(12,266)	—	(12,266)
Fair-value hedging adjustments	8,859	886	9,745
Allowance for loan losses	(9,850)	(150)	(10,000)
Total Mortgage Loans Held for Portfolio, net	$5,764,166	$237,239	$6,001,405

(1)	Medium-term is defined as a term of 15 years or less at origination.

	December 31, 2013
By Type	MPP	MPF	Total
Conventional	$4,804,298	$435,996	$5,240,294
Government	737,093	108,046	845,139
Total Mortgage Loans Held for Portfolio, UPB	$5,541,391	$544,042	$6,085,433

	December 31, 2012
By Type	MPP	MPF	Total
Conventional	$4,810,269	$177,204	$4,987,473
Government	885,695	52,976	938,671
Total Mortgage Loans Held for Portfolio, UPB	$5,695,964	$230,180	$5,926,144

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 9 - Allowance for Credit Losses

We have established an allowance methodology for each of our portfolio segments: credit products (Advances, letters of credit, and other extensions of credit to members); government-guaranteed or -insured Mortgage Loans Held for Portfolio; conventional MPP loans; and conventional MPF Program loans.

Credit Products. We manage our credit exposure to credit products through an integrated approach that generally includes establishing a credit limit for each borrower, and an ongoing review of each borrower's financial condition, coupled with conservative collateral/lending policies to limit the risk of loss while balancing the borrower's needs for a reliable source of funding. In addition, we lend to eligible borrowers in accordance with federal statutes and Finance Agency regulations. Specifically, we comply with the Bank Act, which requires us to obtain sufficient collateral to fully secure credit products. The estimated value of the collateral required to secure each member's credit products is determined by applying collateral discounts, or haircuts, to the market value or unpaid principal balance of the collateral, as applicable. We accept certain investment securities, residential mortgage loans, deposits, and other real estate-related assets as collateral. In addition, certain members that qualify as CFIs are eligible to utilize expanded statutory collateral provisions for small business and agriculture loans. Our capital stock owned by our members is available as additional security. Collateral arrangements may vary depending upon borrower credit quality, financial condition and performance; borrowing capacity; and overall credit exposure to the borrower. To ensure that we are sufficiently protected, an evaluation is made to determine if a member may retain physical possession of its collateral that is pledged to us, or is required to specifically deliver the collateral to us or our safekeeping agent. We can also require additional or substitute collateral to protect our security interest. We continue to evaluate and update our collateral guidelines, as necessary, based on current market conditions.

We also perfect our security interest in all pledged collateral. The Bank Act affords priority of any security interest granted to us by a member over the claims or rights of any other party except for claims or rights of a third party that would be entitled to priority under otherwise applicable law and are held by a bona fide purchaser for value or by a secured party holding a prior perfected security interest. We also perfect our security interest in the collateral by filing UCC financing statements with the appropriate governmental authorities against all member borrowers and any affiliates that also provide collateral for a member, except in some cases when collateral is otherwise perfected through physical possession. Using a risk-based approach, we consider the amount and quality of the collateral pledged and the borrower's financial condition to be indicators of credit quality on the borrower's credit products. At December 31, 2013 and 2012, we had rights to collateral on a member-by-member basis with an estimated value in excess of our outstanding extensions of credit.

At December 31, 2013 and 2012, we did not have any credit products that were past due, on non-accrual status, or considered impaired. In addition, based upon the collateral held as security, our credit extension and collateral policies, our credit analysis and the repayment history on credit products, we have not recorded any allowance for credit losses on credit products.

At December 31, 2013 and 2012, no liability to reflect an allowance for credit losses for off-balance sheet credit exposures was recorded. For additional information about off-balance sheet credit exposure, see Note 21 - Commitments and Contingencies.

Mortgage Loans.

Government-Guaranteed or -Insured. We invest in fixed-rate mortgage loans that are guaranteed or insured by the FHA, VA, RHA, or HUD. The servicer provides and maintains a guaranty or insurance from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guaranty or insurance with respect to defaulted government-guaranteed or -insured mortgage loans. Any losses incurred on these loans that are not recovered from the insurer or guarantor are absorbed by the servicers. Therefore, we only have credit risk for these loans if the servicer fails to pay for losses not covered by guarantees or insurance. Based upon our assessment of our servicers, we did not establish an allowance for credit losses for government-guaranteed or -insured mortgage loans at December 31, 2013 or 2012. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the United States government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Conventional MPP. Our management of credit risk in the MPP considers the several layers of loss protection that are defined in agreements among the PFIs and us. Our loss protection consists of the following loss layers, in order of priority, (i) borrower equity; (ii) PMI (when applicable for the purchase of mortgages with an initial LTV ratio of over 80% at the time of purchase); (iii) LRA; and (iv) SMI (as applicable) purchased by the seller from a third-party provider naming us as the beneficiary. Any losses not absorbed by the loss protection are borne by us.

Our allowance for loan losses is based on our best estimate of probable losses over the loss emergence period. We use the MPP portfolio's delinquency migration (movement of loans through the various stages of delinquency) to determine whether a loss event is probable. Once a loss event is deemed to be probable, we utilize a systematic methodology that incorporates all credit enhancements and servicer advances to establish the allowance for loan losses. After conducting a study of the length of time delinquent mortgage loans remain outstanding and updating our analysis in the fourth quarter of 2013, we continue to use a loss emergence period of 24 months. Our loan loss analysis also compares, or benchmarks, our estimated losses, after credit enhancements, to losses occurring in the portfolio. Estimated shortfalls, if any, are included in our allowance for loan losses. Our methodology also incorporates a calculation of the potential effect of various adverse scenarios on the allowance and an assessment of the likelihood of incurring losses resulting from the adverse scenarios during the next 24 months. As a result of our methodology, our allowance for loan losses reflects our best estimate of the probable losses in our original MPP and MPP Advantage portfolios.

Conventional MPF Program. Our management of credit risk in the MPF Program considers the several layers of loss protection that are defined in agreements among the FHLBank of Topeka and its PFIs. The availability of loss protection may differ slightly among MPF products. The loss layers, in order of priority, are (i) borrower equity; (ii) PMI, (when applicable for the purchase of mortgages with an initial LTV ratio of over 80% at the time of purchase); (iii) FLA, which functions as a tracking mechanism for determining our potential loss exposure under each master commitment prior to the PFI’s CE Obligation; and (iv) CE Obligation, which absorbs losses in excess of the FLA in order to limit our loss exposure to that of an investor in an MBS that is rated the S&P equivalent of AA by an NRSRO. Any losses not absorbed by the loss protection are shared among the participating FHLBanks based upon the applicable percentage of participation.

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

Collectively Evaluated Mortgage Loans.

Collectively Evaluated MPP Loans. Our loan loss analysis includes collectively evaluating conventional loans for impairment within each pool purchased under the MPP. The measurement of our allowance for loan losses includes evaluating (i) homogeneous pools of delinquent mortgage loans; and (ii) the current to 179 days delinquent portion of the loan portfolio. This loan loss analysis considers MPP pool-specific attribute data, estimated liquidation value of real estate collateral held, estimated costs associated with maintaining and disposing of the collateral, and credit enhancements. Delinquency reports are used to determine the population of loans incorporated into the allowance for loan loss analysis.

To calculate the estimated liquidation value on our homogeneous pools of delinquent MPP loans, we obtain actual selling prices from the HUD statement on all properties in our MPP portfolio for which a claim was initiated with our SMI providers. The total of the property selling prices is divided by the total of the original appraisal values to determine a weighted-average "collateral recovery rate" expressed as a percentage. Such rate is then applied at the pool level and is further reduced for estimated liquidation costs to determine the estimated liquidation value. We use the most recent 12 months weighted-average collateral recovery rate to allow us to estimate losses based upon our historical experience and to reflect current trends in the market.

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

Individually Evaluated Mortgage Loans.

Individually Evaluated MPP Loans. Certain conventional mortgage loans that are impaired, primarily TDRs, although not necessarily considered collateral-dependent, may be specifically identified for purposes of determining the allowance for loan losses. The estimated losses on impaired loans may be separately determined because sufficient information exists to make a reasonable estimate of the inherent loss for such loans on an individual basis. The measurement of our allowance for loans individually evaluated for loss considers loan-specific attribution data similar to homogeneous pools of delinquent loans evaluated on a collective basis.

We also individually evaluate any remaining exposure to loans paid in full by the servicers. Monthly remittance reports monitored by management are used to determine the population of delinquent loans paid in full by the servicers. An estimate of the loss, if any, is equal to the estimated cost associated with maintaining and disposing of the property (which includes the UPB, interest owed on the delinquent loan to date, and estimated costs associated with disposing the collateral) less the estimated fair value of the collateral (net of estimated selling costs) and the amount of credit enhancements including the PMI, LRA and SMI. The fair value of the collateral is obtained from HUD statements, sales listings or other evidence of current expected liquidation amounts. If a specific amount is not available, we use the weighted-average collateral recovery rate to estimate the fair value.

Individually Evaluated MPF Loans. We individually evaluate certain conventional mortgage loans for impairment, including TDRs and collateral-dependent loans. The estimated loan losses on impaired loans may be separately determined because sufficient information exists to make a reasonable estimate of the inherent loss for such loans on an individual loan basis. We measure impairment of TDRs based on the present value of expected future cash flows discounted at the loan's effective interest rate.

Qualitative Factors. We also assess qualitative factors in the estimation of loan losses for the homogeneous population. These factors represent a subjective management judgment based on facts and circumstances that exist as of the reporting date that is not ascribed to any specific measurable economic or credit event and is intended to cover other inherent losses that may not otherwise be captured in the methodology described within.

Credit Enhancements.

MPP Credit Enhancements. Our allowance for loan losses considers the credit enhancements associated with conventional mortgage loans under the MPP, which includes the original program and MPP Advantage. The credit enhancements are applied to the estimated losses after any remaining borrower's equity in the following order: (i) any applicable PMI up to coverage limits; (ii) any available funds remaining in the LRA up to each MCC's allocated share; and (iii) any SMI coverage (not applicable to the MPP Advantage) up to the policy limits. Since we would bear any remaining loss, an estimate of the remaining loss is included in our allowance for loan losses.

Any estimated losses that would be recovered from the credit enhancements are not reserved for as part of our allowance for loan losses. However, as part of the estimate of the recoverable credit enhancements, we evaluate the recovery and collectability of amounts under our PMI/SMI policies. As a result of our evaluation, we reduced our estimates of recovery associated with the expected amount of our claims for all providers of these policies and established an allowance for unrecoverable PMI/SMI at December 31, 2013 and 2012 of $1,211 and $6,067, respectively, as a component of the allowance for MPP loan losses. The decrease in the allowance for unrecoverable PMI/SMI substantially comprised the reduction in our allowance for credit losses from December 31, 2012 to December 31, 2013.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents the impact of credit enhancements on the allowance:

MPP Credit Waterfall	December 31, 2013	December 31, 2012
Estimated losses remaining after borrower's equity, before credit enhancements	$31,523	$51,465
Portion of estimated losses recoverable from PMI	(4,922)	(6,494)
Portion of estimated losses recoverable from LRA	(5,072)	(7,750)
Portion of estimated losses recoverable from SMI	(18,740)	(33,438)
Allowance for unrecoverable PMI/SMI	1,211	6,067
Allowance for MPP loan losses	$4,000	$9,850

The following table presents the activity in the LRA:

LRA Activity	2013	2012	2011
Balance of LRA, beginning of year	$33,693	$23,408	$21,896
Additions	15,643	17,950	9,522
Claims paid	(3,174)	(6,928)	(7,183)
Distributions	(832)	(737)	(827)
Balance of LRA, end of year	$45,330	$33,693	$23,408

MPF Credit Enhancements. We pay the PFI a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the CE Obligation loss layer up to an agreed upon amount. We record CE Fees paid to the PFIs as a reduction to mortgage loan interest income. CE Fees paid to PFIs were $304, $16, and $0 in the years ended December 31, 2013, 2012 and 2011, respectively. Performance-based CE fees may be withheld to cover losses allocated to us. There were no performance-based CE Fees withheld from PFIs in the years ended December 31, 2013, 2012 or 2011.

If losses occur in an MCC, these losses will either be: (i) recovered through the withholding of future performance-based CE Fees from the PFI or (ii) absorbed by us up to the amount of our FLA. As of December 31, 2013 and 2012, our exposure under the FLA was $3,338 and $1,157, respectively, with CE Obligations available to cover losses in excess of the FLA totaling $26,284 and $8,607, respectively. Any estimated losses that would be absorbed by the CE Obligation are not reserved for as part of our allowance for loan losses. Accordingly, the allowance was reduced by $142 and $67 as of December 31, 2013 and 2012, respectively, for the amount in excess of the FLA to be covered by PFIs’ CE Obligations. The resulting allowance for MPF loan losses at December 31, 2013 and 2012 was $500 and $150, respectively.

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

	MPP	MPF
Rollforward of Allowance for Loan Losses	Conventional	Conventional	Total
Allowance for loan losses on mortgage loans, January 1, 2013	$9,850	$150	$10,000
Charge-offs and recoveries	(1,306)	—	(1,306)
Provision for (reversal of) loan losses	(4,544)	350	(4,194)
Allowance for loan losses on mortgage loans, December 31, 2013	$4,000	$500	$4,500

Allowance for loan losses on mortgage loans, January 1, 2012	$3,300	$—	$3,300
Charge-offs and recoveries	(1,500)	—	(1,500)
Provision for (reversal of) loan losses	8,050	150	8,200
Allowance for loan losses on mortgage loans, December 31, 2012	$9,850	$150	$10,000

Allowance for loan losses on mortgage loans, January 1, 2011	$500	$—	$500
Charge-offs and recoveries	(2,100)	—	(2,100)
Provision for (reversal of) loan losses	4,900	—	4,900
Allowance for loan losses on mortgage loans, December 31, 2011	$3,300	$—	$3,300

Allowance for Loan Losses, December 31, 2013
Loans collectively evaluated for impairment	$3,065	$500	$3,565
Loans individually evaluated for impairment (1)	935	—	935
Total allowance for loan losses	$4,000	$500	$4,500

Allowance for Loan Losses, December 31, 2012
Loans collectively evaluated for impairment	$8,814	$150	$8,964
Loans individually evaluated for impairment (1)	1,036	—	1,036
Total allowance for loan losses	$9,850	$150	$10,000

Recorded Investment, December 31, 2013
Loans collectively evaluated for impairment	$4,883,419	$446,796	$5,330,215
Loans individually evaluated for impairment (1)	18,355	—	18,355
Total recorded investment	$4,901,774	$446,796	$5,348,570

Recorded Investment, December 31, 2012
Loans collectively evaluated for impairment	$4,871,579	$183,399	$5,054,978
Loans individually evaluated for impairment (1)	16,817	—	16,817
Total recorded investment	$4,888,396	$183,399	$5,071,795

(1)
The recorded investment in our MPP conventional loans individually evaluated for impairment excludes potential claims by servicers as of December 31, 2013 and 2012 for any remaining losses resulting from past or future liquidations of the underlying properties on $13,976 and $15,665, respectively, of principal that was previously paid in full by the servicers. However, the MPP conventional loan allowance for loan losses includes $895 and $968 for these potential claims as of December 31, 2013 and 2012, respectively.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Credit Quality Indicators. The tables below present our key credit quality indicators for mortgage loans:

	MPP		MPF
Mortgage Loans Held for Portfolio as of December 31, 2013	Conventional	FHA	Conventional	Government	Total
Past due 30-59 days	$55,615	$38,963	$179	$382	$95,139
Past due 60-89 days	18,203	7,438	1	555	26,197
Past due 90 days or more	76,611	4,234	130	—	80,975
Total past due	150,429	50,635	310	937	202,311
Total current	4,751,345	709,032	446,486	109,010	6,015,873
Total mortgage loans, recorded investment	4,901,774	759,667	446,796	109,947	6,218,184
Net unamortized premiums	(75,381)	(19,023)	(9,126)	(1,503)	(105,033)
Fair-value hedging adjustments	(3,593)	(781)	488	48	(3,838)
Accrued interest receivable	(18,502)	(2,770)	(2,162)	(446)	(23,880)
Total Mortgage Loans Held for Portfolio, UPB	$4,804,298	$737,093	$435,996	$108,046	$6,085,433

Other Delinquency Statistics as of December 31, 2013
In process of foreclosure, included above (1)	$47,970	$—	$—	$—	$47,970
Serious delinquency rate (2)	1.56%	0.56%	0.03%	—%	1.30%
Past due 90 days or more still accruing interest (3)	$76,099	$4,234	$—	$—	$80,333
On non-accrual status	1,174	—	130	—	1,304

	MPP		MPF
Mortgage Loans Held for Portfolio as of December 31, 2012	Conventional	FHA	Conventional	Government	Total
Past due 30-59 days	$63,797	$36,522	$293	$78	$100,690
Past due 60-89 days	25,050	8,761	—	36	33,847
Past due 90 days or more	104,984	3,440	1	—	108,425
Total past due	193,831	48,723	294	114	242,962
Total current	4,694,565	859,236	183,105	54,649	5,791,555
Total mortgage loans, recorded investment	4,888,396	907,959	183,399	54,763	6,034,517
Net unamortized premiums	(51,202)	(17,990)	(4,790)	(1,534)	(75,516)
Fair-value hedging adjustments	(7,958)	(901)	(819)	(67)	(9,745)
Accrued interest receivable	(18,967)	(3,373)	(586)	(186)	(23,112)
Total Mortgage Loans Held for Portfolio, UPB	$4,810,269	$885,695	$177,204	$52,976	$5,926,144

Other Delinquency Statistics as of December 31, 2012
In process of foreclosure, included above (1)	$75,317	$—	$—	$—	$75,317
Serious delinquency rate (2)	2.15%	0.38%	—%	—%	1.80%
Past due 90 days or more still accruing interest (3)	$104,805	$3,440	$1	$—	$108,246
On non-accrual status	1,816	—	—	—	1,816

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

(3)	Although our past due scheduled/scheduled MPP loans are classified as loans past due 90 days or more based on the mortgagor's payment status, we do not consider these loans to be non-accrual.

Troubled Debt Restructurings. The table below presents the recorded investment of the performing and non-performing TDRs.

	December 31, 2013			December 31, 2012
Recorded Investment	Performing	Non-Performing (1)	Total	Performing	Non-Performing (1)	Total
MPP conventional loans	$17,407	$948	$18,355	$15,001	$1,816	$16,817

(1)	Represents loans on non-accrual status only.

The table below presents the pre- and post- modification amounts, which represent the recorded investment as of the date the loans were modified.

	Years Ended December 31,
	2013		2012		2011
TDRs at Modification Date	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
MPP conventional loans	$4,237	$4,492	$13,790	$14,840	$2,320	$2,496

During the years ended December 31, 2013, 2012 and 2011 certain conventional MPP loans classified as TDRs within the previous 12 months experienced a payment default. A borrower is considered to have defaulted on a TDR if the borrower's contractually due principal or interest is 60 days or more past due at any time during the period presented. The recorded investment of certain conventional MPP loans classified as TDRs within the previous 12 months that experienced a payment default was $742, $3,456, and $216, respectively. For purposes of this disclosure, only the initial default was included; however, a loan can experience another payment default in a subsequent period.

A loan considered to be a TDR is individually evaluated for impairment when determining its related allowance for loan losses. Credit loss is measured by factoring in expected cash shortfalls incurred as of the reporting date. The tables below present the impaired conventional loans individually evaluated for impairment. The first table presents the recorded investment, UPB and related allowance associated with these loans, while the next table presents the average recorded investment of individually impaired loans and related interest income recognized.

	December 31, 2013			December 31, 2012
Individually Evaluated Impaired Loans	Recorded Investment	UPB	Related Allowance for Loan Losses	Recorded Investment	UPB	Related Allowance for Loan Losses
MPP conventional loans without allowance for loan losses (1)	$17,407	$17,239	$—	$15,001	$14,892	$—
MPP conventional loans with allowance for loan losses	948	928	40	1,816	1,783	68
Total	$18,355	$18,167	$40	$16,817	$16,675	$68

(1)
No allowance for loan losses was recorded on these impaired loans after consideration of the underlying loan-specific attribute data, estimated liquidation value of real estate collateral held, estimated costs associated with maintaining and disposing of the collateral, and credit enhancements.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

	Years Ended December 31,
	2013		2012		2011
Individually Evaluated Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
MPP conventional loans without allowance for loan losses	$16,752	$968	$8,900	$621	$649	$49
MPP conventional loans with allowance for loan losses	949	97	1,316	91	58	6
Total	$17,701	$1,065	$10,216	$712	$707	$55

There were no MPF TDRs during the years ended December 31, 2013, 2012 or 2011.

Note 10 - Premises, Software and Equipment

The following table presents information on our Premises, Software and Equipment:

Type	December 31, 2013	December 31, 2012
Premises	$13,491	$13,310
Computer software	8,308	6,976
Data processing equipment	6,368	9,084
Furniture and equipment	2,805	2,940
Other	435	672
Premises, software and equipment, in service	31,407	32,982
Accumulated depreciation and amortization	(15,555)	(19,185)
Premises, software and equipment, in service, net	15,852	13,797
Capitalized assets in progress	20,426	14,347
Premises, Software and Equipment, net	$36,278	$28,144

The cost of computer software obtained or developed for internal use is capitalized and amortized over future periods. At December 31, 2013 and 2012, we had computer software costs, net of accumulated amortization, of $3,894 and $2,359, respectively.

Capitalized assets in progress are substantially due to our enterprise-wide initiative to replace our core banking system, which will be initially amortized when the assets are placed in service.

For the years ended December 31, 2013, 2012 and 2011, the depreciation and amortization expense for premises, software and equipment was $2,610, $1,960, and $2,357, respectively, including amortization of computer software costs of $1,129, $657 and $539, respectively.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Application of Derivatives. Derivatives may be applied as follows:

(i)	as a fair-value hedge of an associated financial instrument, a firm commitment, or a forecasted transaction; or

(ii)	as an economic hedge to manage certain risks inherent in our Statement of Condition, primarily mismatches between the coupon features of our assets and liabilities.

The most common ways in which we use derivatives are to:

•
reduce funding costs by executing a derivative concurrently with the issuance of a Consolidated Obligation as the cost of a combined funding structure can be lower than the cost of a comparable CO Bond;

•	reduce the interest-rate sensitivity and repricing gaps of assets and liabilities;

•	preserve a favorable interest-rate spread between the yield of an asset (e.g., an Advance) and the cost of the related liability (e.g., CO Bond used to fund Advance);

•	mitigate the adverse earnings effects of the shortening or extension of the duration of certain assets (e.g., Advances or mortgage assets) and liabilities;

•	protect the value of existing asset and liability positions or of commitments and forecasted transactions;

•	manage embedded options in assets and liabilities; and

•	manage our overall asset/liability structure.

Derivative financial instruments are used when they are considered to be the most cost-effective alternative to achieve our financial and risk management objectives. We reevaluate our hedging strategies from time to time and, consequently, we may change the hedging techniques we use or adopt new strategies.

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

Types of Derivatives. We use the following derivative instruments to reduce funding costs and to manage our exposure to interest-rate risks inherent in the normal course of business.

Interest-Rate Swaps. An interest-rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets forth the manner in which the cash flows will be determined and the dates on which they will be paid. One of the simplest forms of an interest-rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional amount at a predetermined fixed rate for a given period of time. In return for this promise, the party receives cash flows equivalent to the interest on the same notional amount at a variable-rate index for the same period of time.The variable rate we receive or pay in most interest-rate exchange agreements is LIBOR.

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

Futures/Forwards Contracts. We may use futures and forwards contracts in order to hedge interest-rate risk. For example, certain mortgage purchase commitments entered into by us are considered derivatives. We may hedge these commitments by selling TBA MBS for forward settlement. A TBA represents a forward contract for the sale of MBS at a future agreed-upon date and price.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Types of Hedged Items. We document at inception all relationships between the derivatives designated as hedging instruments and the hedged items, our risk management objectives and strategies for undertaking various hedge transactions, and our method of assessing effectiveness. This process includes linking all derivatives that are designated as fair-value hedges to (i) assets and liabilities on the Statements of Condition, or (ii) firm commitments. We also formally assess (both at the hedge's inception and at least quarterly), using regression analyses, whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value of hedged items and whether those derivatives may be expected to remain effective in future periods.

Investments. We primarily invest in agency MBS and GSE debentures, which may be classified as HTM, AFS or Trading securities. The interest-rate and prepayment risks associated with these investment securities are managed through a combination of debt issuance and derivatives. We may manage the prepayment, interest-rate and duration risks by funding investment securities with Consolidated Obligations that contain call features or by hedging the prepayment risk with caps or floors, callable swaps or swaptions. We may also manage the risk and volatility arising from changing market prices of investment securities by matching the cash outflow on the derivatives with the cash inflow on the investment securities. On occasion, we may hold derivatives that are associated with HTM securities and are designated as economic hedges. Derivatives associated with AFS securities may qualify as a fair-value hedge or be designated as an economic hedge.

Advances. We offer a wide array of Advance structures to meet members' funding needs. These Advances may have maturities up to 30 years with adjustable or fixed rates and may include early termination features or options. We may use derivatives to adjust the repricing and/or options characteristics of Advances in order to match more closely the characteristics of our funding liabilities. In general, whenever a member executes a fixed-rate Advance or an adjustable-rate Advance with embedded options, we will simultaneously execute a derivative with terms that offset the terms and embedded options, if any, in the Advance. For example, we may hedge a fixed-rate Advance with an interest-rate swap where we pay a fixed-rate coupon and receive a variable-rate coupon, effectively converting the fixed-rate Advance to an adjustable-rate Advance. This type of hedge is typically treated as a fair-value hedge.

Mortgage Loans. We invest in fixed-rate mortgage loans. The prepayment options embedded in these mortgage loans can result in extensions or contractions in the expected repayment of these loans, depending on changes in prepayment speeds. We manage the interest-rate and prepayment risks associated with mortgages through a combination of debt issuance and derivatives. We issue both callable and noncallable debt and prepayment-linked Consolidated Obligations to achieve cash flow patterns and liability durations similar to those expected on the mortgage loans. Interest-rate swaps, to the extent the payments on the mortgages result in a simultaneous reduction of the notional amount of the swaps, may qualify for fair-value hedge accounting.

We may also purchase options, interest rate caps and floors, swaptions, callable swaps, calls, and puts to minimize the prepayment risk embedded in the loans. Although these derivatives are valid economic hedges against the prepayment risk of the loans, they are not specifically linked to individual loans and, therefore, do not qualify for fair-value hedge accounting. These derivatives are marked to market value through earnings.

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

Financial Statement Effect and Additional Financial Information.

Derivative Notional Amounts. The notional amount of derivatives serves as a factor in determining periodic interest payments or cash flows received and paid. The notional amount of derivatives also reflects our involvement in the various classes of financial instruments but represents neither the actual amounts exchanged nor our overall exposure to credit and market risk; the overall risk is much smaller. The risks of derivatives can be measured meaningfully on a portfolio basis that takes into account the counterparties, the types of derivatives, the items being hedged and any offsets between the derivatives and the items being hedged. The following table presents the notional amount and estimated fair value of derivative instruments, including the effect of netting adjustments, cash collateral, and the related accrued interest.

	Notional	Estimated Fair Value	Estimated Fair Value
	Amount of	of Derivative	of Derivative
December 31, 2013	Derivatives	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest-rate swaps (1)	$26,758,882	$125,431	$540,995
Total derivatives designated as hedging instruments	26,758,882	125,431	540,995
Derivatives not designated as hedging instruments:
Interest-rate swaps	2,344,743	823	5,706
Interest-rate caps/floors	340,500	1,327	—
Interest-rate futures/forwards	61,300	233	11
MDCs	58,797	12	246
Total derivatives not designated as hedging instruments	2,805,340	2,395	5,963
Total derivatives before adjustments	$29,564,222	127,826	546,958
Netting adjustments		(119,488)	(119,488)
Cash collateral and related accrued interest		(1,124)	(317,726)
Total adjustments (2)		(120,612)	(437,214)
Total derivatives, net		$7,214	$109,744

December 31, 2012
Derivatives designated as hedging instruments:
Interest-rate swaps	$32,158,474	$71,297	$951,216
Total derivatives designated as hedging instruments	32,158,474	71,297	951,216
Derivatives not designated as hedging instruments:
Interest-rate swaps	1,214,179	757	233
Interest-rate caps/floors	340,500	1,005	—
Interest-rate futures/forwards	156,700	230	43
MDCs	157,475	289	29
Total derivatives not designated as hedging instruments	1,868,854	2,281	305
Total derivatives before adjustments	$34,027,328	73,578	951,521
Netting adjustments		(72,757)	(72,757)
Cash collateral and related accrued interest		—	(677,649)
Total adjustments (2)		(72,757)	(750,406)
Total derivatives, net		$821	$201,115

(1)	Includes all cleared derivatives.

(2)
Amounts represent the application of the netting requirements that allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing agent and/or counterparty.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

We record derivative instruments, related cash collateral, including initial and variation margin, received or pledged/posted and associated accrued interest on a net basis, by clearing agent and/or by counterparty, when we have met the netting requirements. The following table presents separately the estimated fair value of derivative instruments meeting or not meeting netting requirements, including the related collateral received from or pledged/posted to counterparties.

	December 31, 2013		December 31, 2012
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount
Bilateral derivatives	$122,411	$544,014	$73,059	$951,449
Cleared derivatives	5,170	2,687	—	—
Total gross recognized amount	127,581	546,701	73,059	951,449
Gross amounts of netting adjustments and cash collateral
Bilateral derivatives	(121,425)	(434,527)	(72,757)	(750,406)
Cleared derivatives	813	(2,687)	—	—
Total gross amounts of netting adjustments and cash collateral	(120,612)	(437,214)	(72,757)	(750,406)
Net amounts after netting adjustments and cash collateral
Bilateral derivatives	986	109,487	302	201,043
Cleared derivatives	5,983	—	—	—
Total net amounts after netting adjustments and cash collateral	6,969	109,487	302	201,043
Derivative instruments not meeting netting requirements(1)	245	257	519	72
Total derivatives, at estimated fair value	$7,214	$109,744	$821	$201,115

(1)	Includes MDCs and certain interest-rate futures or forwards.

The following table presents the components of Net Gains (Losses) on Derivatives and Hedging Activities reported in Other Income (Loss):

	Years Ended December 31,
Type of Hedge	2013	2012	2011
Net gain (loss) related to fair-value hedge ineffectiveness:
Interest-rate swaps	$12,312	$(7,189)	$(8,615)
Interest-rate futures/forwards	—	—	(45)
Total net gain (loss) related to fair-value hedge ineffectiveness	12,312	(7,189)	(8,660)
Net gain (loss) on derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	5,283	283	118
Interest-rate caps/floors	322	(1,689)	(2,838)
Interest-rate futures/forwards	6,475	(10,201)	(3,959)
Net interest settlements	(1,666)	31	722
MDCs	(6,087)	6,164	1,259
Total net gain (loss) on derivatives not designated as hedging instruments	4,327	(5,412)	(4,698)
Net Gains (Losses) on Derivatives and Hedging Activities	$16,639	$(12,601)	$(13,358)

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents by type of hedged item: (i) the gains (losses) on derivatives, and the related hedged items, in fair-value hedging relationships and (ii) the effect on Net Interest Income of derivatives in fair-value hedging relationships:

	Gain (Loss)	Gain (Loss)	Net Fair-	Effect on
	on	on Hedged	Value Hedge	Net Interest
Year Ended December 31, 2013	Derivative	Item	Ineffectiveness	Income (1)
Advances	$292,109	$(293,672)	$(1,563)	$(210,164)
AFS securities	154,745	(154,681)	64	(86,084)
CO Bonds	(112,028)	125,839	13,811	86,179
Total	$334,826	$(322,514)	$12,312	$(210,069)

Year Ended December 31, 2012
Advances	$(12,060)	$8,595	$(3,465)	$(236,814)
AFS securities	(15,679)	16,890	1,211	(76,926)
CO Bonds	2,289	(7,224)	(4,935)	60,352
Total	$(25,450)	$18,261	$(7,189)	$(253,388)

Year Ended December 31, 2011
Advances	$(95,964)	$89,087	$(6,877)	$(302,196)
AFS securities	(86,731)	86,279	(452)	(70,491)
Mortgage Loans	(422)	377	(45)	(4,142)
CO Bonds	(26,442)	25,156	(1,286)	110,757
Total	$(209,559)	$200,899	$(8,660)	$(266,072)

(1)
These amounts include the effect of derivatives in fair-value hedging relationships on Net Interest Income that is recorded in the Interest Income / Expense line item of the respective hedged items. These amounts exclude the Interest Income / Expense of the respective hedged items, which fully offset the Interest Income / Expense of the derivatives, except to the extent of any hedge ineffectiveness. Net interest settlements on derivatives that are not in fair-value hedging relationships (economic hedges) are reported in Other Income (Loss).

Managing Credit Risk on Derivatives. We are subject to credit risk due to the risk of nonperformance by the counterparties to our derivative transactions. We manage counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in our policies, United States CFTC regulations, and Finance Agency regulations.

Collateral delivery thresholds are established in our required collateral agreements for all LIBOR-based derivatives. See Note 20 - Estimated Fair Values for discussion regarding our fair value methodology for derivative assets and liabilities, including an evaluation of the potential for the estimated fair value of these instruments to be affected by counterparty credit risk.

For bilateral derivatives, the degree of credit risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. We require collateral agreements with collateral delivery thresholds on most of our bilateral derivatives. Additionally, collateral related to derivatives with member institutions includes collateral assigned to us, as evidenced by a written security agreement and held by the member institution for our benefit.

For cleared derivatives, the Clearinghouse is our counterparty and, therefore, our credit risk exposure is with a central counterparty rather than individual counterparties. Collateral is required to be posted daily for changes in the value of cleared derivatives to mitigate each counterparty's credit risk. The additional requirement that we post initial and variation margin through the clearing agent for the benefit of the Clearinghouse exposes us to institutional credit risk in the event that the clearing agent or Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily through a clearing agent for changes in the value of cleared derivatives.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

We have analyzed the enforceability of offsetting rights incorporated in our cleared derivative transactions and determined that the exercise of those offsetting rights by a non-defaulting party under those transactions should be upheld under applicable law upon an event of default including bankruptcy, insolvency or similar proceeding involving the Clearinghouse or our clearing agent, or both. Based on this analysis, we present a net derivative asset or liability for all transactions through a particular clearing agent with a particular Clearinghouse.

For our bilateral derivatives, we have credit support agreements that contain provisions requiring us to post additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating is lowered by an NRSRO, we could be required to deliver additional collateral on bilateral derivative instruments in net liability positions. The aggregate estimated fair value of all bilateral derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest on cash collateral) at December 31, 2013 was $427,111 for which we have posted collateral, including accrued interest, with an estimated fair value of $317,951 in the normal course of business. In addition, we held other derivative instruments in a net liability position of $257 that are not subject to credit support agreements containing credit-risk related contingent features. If our credit rating had been lowered by an NRSRO (from an S&P equivalent of AA+ to AA), we could have been required to deliver up to an additional $2,669 of collateral (at estimated fair value) to our bilateral derivative counterparties at December 31, 2013.

For cleared derivatives, the Clearinghouse determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. We were not required to post additional initial margin by our clearing agents at December 31, 2013.

Note 12 - Deposits

We offer demand and overnight deposits to members and qualifying non-members. In addition, we offer short-term interest-bearing deposit programs to members. A member that services mortgage loans may deposit funds collected in connection with the mortgage loans, pending disbursement of such funds to the owners of the mortgage loans. We classify these items as other deposits.

Demand, overnight, and other deposits pay interest based on a daily interest rate. Time deposits pay interest based on a fixed rate determined at the origination of the deposit. The weighted-average interest rates paid on interest-bearing deposits were 0.01%, 0.01%, and 0.02% during the years ended December 31, 2013, 2012, and 2011, respectively.

The following table presents Interest-Bearing and Non-Interest-Bearing Deposits:

Type	December 31, 2013	December 31, 2012
Interest-Bearing:
Demand and overnight	$794,056	$704,216
Time	3,000	2,250
Other	8	22
Total Interest-Bearing	797,064	706,488
Non-Interest-Bearing:
Demand (1)	253,364	1,066,041
Other (2)	16,204	14,622
Total Non-Interest Bearing	269,568	1,080,663
Total Deposits	$1,066,632	$1,787,151

(1)	Represents principal and interest custodial accounts transferred to our Bank by a member for GSE remittance payments.

(2)	Includes pass-through deposit reserves from members.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 13 - Consolidated Obligations

The FHLBanks issue Consolidated Obligations through the Office of Finance as our agent under the oversight of the Finance Agency and the United States Secretary of the Treasury. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, each FHLBank records as a liability its specific portion of Consolidated Obligations for which it is the primary obligor.

Consolidated Obligations consist of CO Bonds and Discount Notes. CO Bonds are issued primarily to raise intermediate and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Discount Notes are issued primarily to raise short-term funds and have original maturities of up to one year. These notes generally sell at less than their face amount and are redeemed at par value when they mature.

Although we are primarily liable for our portion of outstanding Consolidated Obligations, we are also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all outstanding Consolidated Obligations of each of the FHLBanks. The par values of the 12 FHLBanks' outstanding Consolidated Obligations totaled $766.8 billion and $687.9 billion at December 31, 2013 and 2012, respectively.

The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any Consolidated Obligation whether or not the Consolidated Obligation represents a primary liability of that FHLBank. Although an FHLBank has never paid the principal or interest payments due on a Consolidated Obligation on behalf of another FHLBank, if that event should occur, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement for any payments made on behalf of another FHLBank and other associated costs, including interest to be determined by the Finance Agency. If, however, the Finance Agency determines that such other FHLBank is unable to satisfy its repayment obligations to the paying FHLBank, then the Finance Agency may allocate the outstanding liability of such other FHLBank among the remaining FHLBanks on a pro-rata basis in proportion to their participation in all outstanding Consolidated Obligations. The Finance Agency reserves the right to allocate the outstanding liability for the Consolidated Obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner. We do not believe that it is probable that we will be asked or required to make principal or interest payments on behalf of another FHLBank.

As provided by the Bank Act and applicable regulations, Consolidated Obligations are backed only by the financial resources of all 12 FHLBanks. Regulations require each FHLBank to maintain unpledged qualifying assets equal to its participation in the Consolidated Obligations outstanding.

Discount Notes. Our participation in Discount Notes, all of which are due within one year of issuance, was as follows:

Discount Notes	December 31, 2013	December 31, 2012
Book value	$7,434,890	$8,924,085
Par value	$7,435,940	$8,925,828

Weighted-average effective interest rate	0.12%	0.15%

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

CO Bonds. The following table presents our participation in CO Bonds outstanding:

	December 31, 2013		December 31, 2012
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$12,459,650	0.43	$14,083,675	0.54
Due after 1 year through 2 years	1,940,550	1.27	2,984,650	1.49
Due after 2 years through 3 years	1,359,400	1.93	1,323,800	1.59
Due after 3 years through 4 years	1,539,200	2.08	724,900	3.08
Due after 4 years through 5 years	1,690,100	1.56	1,337,700	2.29
Thereafter	7,654,200	2.92	6,881,450	3.11
Total CO Bonds, par value	26,643,100	1.45	27,336,175	1.50
Unamortized premiums	32,455		36,958
Unamortized discounts	(16,031)		(17,444)
Fair-value hedging adjustments	(75,599)		51,841
Total CO Bonds	$26,583,925		$27,407,530

Consolidated Obligations are issued with either fixed-rate or variable-rate coupon payment terms that may use a variety of indices for interest-rate resets, including Federal Funds, LIBOR, and others. To meet the specific needs of certain investors in CO Bonds, both fixed-rate and variable-rate CO Bonds may contain features that result in complex coupon payment terms and call options. When these CO Bonds are issued, we typically enter into derivatives containing features that offset the terms and embedded options, if any, of the CO Bonds.

The following tables present our participation in CO Bonds outstanding by redemption feature and contractual maturity or next call date:

Redemption Feature	December 31, 2013	December 31, 2012
Non-callable / non-putable	$17,677,100	$19,952,175
Callable	8,966,000	7,384,000
Total CO Bonds, par value	$26,643,100	$27,336,175

Year of Contractual Maturity or Next Call Date
Due in 1 year or less	$20,900,650	$21,097,675
Due after 1 year through 2 years	1,583,550	1,694,650
Due after 2 years through 3 years	954,400	1,091,800
Due after 3 years through 4 years	649,200	513,900
Due after 4 years through 5 years	283,100	607,700
Thereafter	2,272,200	2,330,450
Total CO Bonds, par value	$26,643,100	$27,336,175

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

CO Bonds, beyond having fixed-rate or simple variable-rate interest-rate payment terms, may also have the following terms:

•	Optional Principal Redemption CO Bonds (callable bonds) that we may redeem in whole or in part, in our discretion, on predetermined call dates according to the terms of the offerings.

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

•	Conversion CO Bonds have interest rates that convert from fixed to variable, or variable to fixed, or from one index to another, on predetermined dates according to the terms of the offerings.

Interest-Rate Payment Terms. The following table details CO Bonds by interest-rate payment term:

Interest-Rate Payment Term	December 31, 2013	December 31, 2012
Fixed-rate	$23,888,100	$25,076,175
Step-up	2,095,000	1,615,000
Simple variable-rate	535,000	485,000
Ratchet	125,000	125,000
Conversion	—	35,000
Total CO Bonds, par value	$26,643,100	$27,336,175

Concessions on Consolidated Obligations. Unamortized concessions, included in Other Assets, totaled $9,152 and $9,432 at December 31, 2013 and 2012, respectively, and the amortization of such concessions, included in CO Bonds Interest Expense, totaled $2,735, $12,203, and $14,231 during the years ended December 31, 2013, 2012, and 2011, respectively.

Note 14 - Affordable Housing Program

The Bank Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and below-market interest rate Advances to members that use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of the aggregate of $100 million or 10% of each FHLBank's net earnings. For purposes of the AHP calculation, net earnings is defined in an Advisory Bulletin issued by the Finance Agency as Income Before Assessments, plus Interest Expense related to MRCS, less any assessment for REFCORP (if applicable). Prior to satisfaction by the FHLBanks of the REFCORP obligation, the AHP and REFCORP assessments were calculated simultaneously because of their interdependence on each other. The REFCORP assessment is discussed in Note 15 - Resolution Funding Corporation.

We had outstanding principal in AHP-related Advances of $0 and $125 at December 31, 2013 and 2012, respectively. The following table summarizes the activity in our AHP funding obligation:

AHP Activity	2013	2012	2011
Balance at beginning of year	$34,362	$32,845	$35,648
Assessment (expense)	25,067	17,599	13,825
Subsidy usage, net (1)	(16,651)	(16,082)	(16,628)
Balance at end of year	$42,778	$34,362	$32,845

(1)	Subsidies disbursed are reported net of returns/recaptures of previously disbursed subsidies.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 15 - Resolution Funding Corporation

On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation with their payments made on July 15, 2011. As a result of fully satisfying our REFCORP obligation, we did not record a REFCORP assessment for the years ended December 31, 2013 and 2012 or in either of the last two quarters of 2011.

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

The FHLBanks entered into a JCE Agreement, which requires each FHLBank to allocate 20% of its net income to a separate restricted retained earnings account, beginning in the third quarter of 2011. See Note 16 - Capital for further discussion.

Note 16 - Capital

We are a cooperative whose member financial institutions own nearly all of our capital stock. Former members (including certain non-members that own our capital stock as a result of merger or acquisition of an FHLBank member) own the remaining capital stock to support business transactions outstanding on our Statement of Condition. Member shares cannot be purchased or sold except between us and our members or, with our written approval, among our members at the par value of one hundred dollars per share, as mandated by our capital plan and Finance Agency regulation.

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

Our board of directors may, but is not required to, declare and pay dividends on our Class B stock in either cash or capital stock or a combination thereof, as long as we are in compliance with Finance Agency rules. The amount of the dividend to be paid is based on the average number of shares of each type held by the member during the dividend payment period (applicable quarter).

The GLB Act made membership voluntary for all members. Members can redeem Class B stock by giving five years' written notice, subject to certain restrictions. Any member that withdraws from membership may not be readmitted as a member for a period of five years from the divestiture date for all capital stock that is held as a condition of membership, as set forth in our capital plan, unless the member has canceled or revoked its notice of withdrawal prior to the end of the five-year redemption period. This restriction does not apply if the member is transferring its membership from one FHLBank to another on an uninterrupted basis.

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

As presented in the following table, we were in compliance with the Finance Agency's capital requirements at December 31, 2013 and 2012. For regulatory purposes, AOCI is not considered capital; MRCS, however, is considered capital.

	December 31, 2013		December 31, 2012
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$764,917	$2,378,670	$636,022	$2,676,616

Regulatory permanent capital-to-asset ratio	4.00%	6.30%	4.00%	6.49%
Regulatory permanent capital	$1,511,448	$2,378,670	$1,649,105	$2,676,616

Leverage ratio	5.00%	9.44%	5.00%	9.74%
Leverage capital	$1,889,310	$3,568,005	$2,061,382	$4,014,924

Restricted Retained Earnings. All of the FHLBanks entered into a JCE Agreement in the third quarter of 2011. The purpose of the JCE Agreement is to enhance the capital position of each FHLBank. The intent of the JCE Agreement is to allocate that portion of each FHLBank's earnings historically paid to satisfy its REFCORP obligation to a separate retained earnings account at that FHLBank. We amended our capital plan to implement the provisions of the JCE Agreement, and the Finance Agency approved the capital plan amendment on August 5, 2011. In accordance with the JCE Agreement, beginning with the third quarter of 2011, we allocate 20% of our net income to a separate restricted retained earnings account.

Mandatorily Redeemable Capital Stock. At December 31, 2013 and 2012, we had $16,787 and $450,716, respectively, in capital stock subject to mandatory redemption, which is classified as a liability in the Statement of Condition.

The following table presents the activity in MRCS:

MRCS Activity	2013	2012	2011
Liability at beginning of year	$450,716	$453,885	$658,363
Reclassifications from capital stock due to change in membership status	95,441	3,513	14,122
Redemptions/repurchases	(529,507)	(6,709)	(218,611)
Accrued distributions	137	27	11
Liability at end of year	$16,787	$450,716	$453,885

There were 7 and 20 former members holding MRCS at December 31, 2013 and 2012. During the year ended December 31, 2013, we repurchased $488,098 of excess stock under a redemption request held by shareholders that are former members (or their successors-in-interest). In addition, we redeemed MRCS of $1,048 pursuant to our statutory and contractual lien on excess capital stock owned by former members in order to enforce our contractual rights under our MPP and our Advances, Pledge and Security Agreement regarding mortgage loans sold to us. We also redeemed $40,224 of excess stock held by former members because the stock had reached the end of its five-year redemption period.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents the amount of MRCS by contractual year of redemption. The year of redemption in the table is the later of the end of the five-year redemption period or Year 1 if the stock represents the activity-based stock purchase requirement of a non-member (a former member that withdrew from membership, merged into a non-member or was otherwise acquired by a non-member). Consistent with our current capital plan, we are not required to redeem activity-based stock until the later of the expiration of the notice of redemption or until the activity to which the capital stock relates no longer remains outstanding. If activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding, we may redeem the excess stock at management's discretion, subject to the statutory and regulatory restrictions on capital stock redemption.

Contractual Year of Redemption	December 31, 2013	December 31, 2012
Year 1(1)	$3,949	$268,512
Year 2	33	144,644
Year 3	6,918	20,511
Year 4	—	13,536
Year 5	5,887	3,513
Total MRCS	$16,787	$450,716

(1)
Balance at December 31, 2013 includes $27 of MRCS that had reached the end of the five-year redemption period but for which credit products remain outstanding. Accordingly, these shares of stock will not be redeemed until the credit products and other obligations are no longer outstanding.

When a member's membership status changes to a non-member, the member's capital stock is reclassified to MRCS. If such change occurs during a quarterly period, but not at the beginning or the end of a quarterly period, any dividends for that quarterly period are allocated between distributions from retained earnings for the shares held as capital stock during that period and interest expense for the shares held as MRCS during that period. Therefore, the distributions from Retained Earnings represent dividends to former members for only the portion of the period that they were members. The amounts recorded to Interest Expense represent dividends to former members for the periods that they were not members.

The following table presents distributions on MRCS:

	Years Ended December 31,
MRCS Distributions	2013	2012	2011
Recorded as Interest Expense	$7,552	$15,065	$14,483
Recorded as distributions from Retained Earnings	137	27	11
Total	$7,689	$15,092	$14,494
Excess Capital Stock. Excess capital stock is defined as the amount of stock held by a member or former member in excess of that institution's minimum stock requirement. Finance Agency rules limit the ability of an FHLBank to create member excess stock under certain circumstances, including if excess stock exceeds, or if the issuance of excess stock would cause excess stock to exceed, 1% of Total Assets. Our excess stock totaled $485,886 at December 31, 2013, which equaled approximately 1.3% of our Total Assets. Therefore, we are currently not permitted to issue new excess stock to members or distribute stock dividends.

Stock Redemption Requests. At December 31, 2013 and 2012, certain members had requested redemptions of capital stock that has not been reclassified to MRCS because the requesting member may revoke its request, without substantial penalty, throughout the five-year waiting period, based on our capital plan. Therefore, these requests are not considered substantive in nature. However, we consider redemption requests related to merger or acquisition, charter termination, or involuntary termination from membership to be substantive when made and, therefore, the related stock is considered mandatorily redeemable and reclassified to liabilities.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table details, by year of redemption, the total amount of Class B-1 and B-2 capital stock not considered MRCS that is subject to a redemption request:

Year of Redemption	December 31, 2013	December 31, 2012
Year 1	$4,067	$—
Year 2	40	97,858
Year 3	41	2,699
Year 4	—	1,253
Year 5	32	200
Total	$4,180	$102,010

The number of members with redemption requests was four and eight at December 31, 2013 and 2012, respectively.

Note 17 - Accumulated Other Comprehensive Income (Loss)

The following table presents a summary of the changes in the components of AOCI:

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities (Note 4)	Non-Credit OTTI on AFS Securities (Notes 4 and 6)	Non-Credit OTTI on HTM Securities (Notes 5 and 6)	Pension Benefits (Note 18)	Total AOCI
Balance, December 31, 2010	$(4,615)	$(68,806)	$(7,056)	$(9,769)	$(90,246)

Total Other Comprehensive Income (Loss)	19,695	(50,468)	6,664	814	(23,295)
Balance, December 31, 2011	$15,080	$(119,274)	$(392)	$(8,955)	$(113,541)

Total Other Comprehensive Income (Loss)	(2,745)	109,590	80	(3,442)	103,483
Balance, December 31, 2012	$12,335	$(9,684)	$(312)	$(12,397)	$(10,058)

Other Comprehensive Income (Loss) before reclassifications:
Net change in unrealized gains (losses)	(12,018)	15,728	—	—	3,710
Net change in fair value	—	35,103	—	—	35,103
Accretion of non-credit losses	—	—	71	—	71
Reclassifications from OCI to Net Income
Net realized gains from sale	—	(17,135)	—	—	(17,135)
Non-credit portion of OTTI losses	—	1,924	—	—	1,924
Pension Benefits	—	—	—	8,105	8,105
Total Other Comprehensive Income (Loss)	(12,018)	35,620	71	8,105	31,778
Balance, December 31, 2013	$317	$25,936	$(241)	$(4,292)	$21,720

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 18 - Employee Retirement and Deferred Compensation Plans

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

The DB Plan's annual valuation process includes calculating its funded status and separately calculating the funded status of each participating employer. The funded status is calculated as the market value of plan assets divided by the funding target (100% of the present value of all benefit liabilities accrued at that date utilizing the discount rate prescribed by statute). The calculation of the funding target as of July 1, 2013 incorporated a higher discount rate in accordance with a statutory amendment in 2012, which resulted in a lower funding target and a higher funded status. As permitted by the Employee Retirement Income Security Act of 1974, the DB Plan accepts contributions for the prior plan year up to eight and a half months after the asset valuation date. As a result, the market value of plan assets at the valuation date (July 1) will increase by any subsequent contributions designated for the immediately preceding plan year ended June 30.

The most recent Form 5500 available for the DB Plan is for the plan year July 1, 2011 through June 30, 2012. Our contributions for the plan years ended June 30, 2012 and 2011 were not more than 5% of the total contributions to the DB Plan.

The following table presents a summary of net pension costs charged to Compensation and Benefits Expense and the DB Plan's funded status:

DB Plan Net Pension Cost and Funded Status	2013		2012		2011
Net pension cost charged to Compensation and Benefits Expense for the year ended December 31	$6,000		$5,125		$6,933

DB Plan funded status as July 1	101%	(a)	108%	(b)	90%
Our funded status as of July 1	106%		113%		93%

(a)
The DB Plan's funded status as of July 1, 2013 is preliminary and may increase because the plan's participants were permitted to make contributions through March 15, 2014 for the plan year ended June 30, 2013. Contributions made on or before March 15, 2014 and designated for the plan year ended June 30, 2013 will be included in the final valuation as of July 1, 2013. The final funded status as of July 1, 2013 will not be available until the Form 5500 for the plan year July 1, 2013 through June 30, 2014 is filed (no later than April 2015).

(b)	The DB Plan's final funded status as of July 1, 2012 will not be available until the Form 5500 for the plan year July 1, 2012 through June 30, 2013 is filed (no later than April 2014).

Qualified Defined Contribution Plans. We participate in the DC Plan, a tax-qualified, defined contribution plan. The DC Plan covers substantially all officers and employees who meet certain eligibility requirements. Our contribution is equal to a percentage of voluntary employee contributions, subject to certain limitations. We contributed $1,189, $1,092, and $989 in the years ended December 31, 2013, 2012, and 2011, respectively.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Nonqualified Supplemental Defined Benefit Retirement Plan. We participate in the SERP, a single-employer, non-qualified, unfunded supplemental executive retirement plan covering certain officers. This plan restores all or a portion of defined benefits to participating employees who have had their qualified defined benefits limited by Internal Revenue Service regulations. Since the SERP is a non-qualified unfunded plan, no contributions are required to be made. We may elect to make contributions to the grantor trust in order to maintain a desired funding level. Payments of benefits may be made from the related grantor trust or from our general assets.

The changes in our SERP benefit obligation were as follows:

Change in benefit obligation	2013	2012	2011
Projected benefit obligation at beginning of year	$21,249	$15,366	$15,791
Service cost	728	891	507
Interest cost	632	817	689
Actuarial (gain) loss	(2,012)	4,989	39
Benefits paid	(10,693)	(814)	(1,660)
Projected benefit obligation at end of year	$9,904	$21,249	$15,366

The measurement date used to determine the current year's benefit obligation was December 31, 2013. Key assumptions used for the actuarial calculations to determine the benefit obligation for our SERP were as follows:

	December 31, 2013	December 31, 2012
Discount rate	4.85%	3.90%
Compensation increases	5.50%	5.50%

The discount rate represents a weighted average that was determined by a discounted cash-flow approach, which incorporates the timing of each expected future benefit payment. We estimate future benefit payments based on the census data of the SERP's participants, benefit formulas and provisions, and valuation assumptions reflecting the probability of decrement and survival. We then determine the present value of the future benefit payments by using duration-based interest rate yields from the Citigroup Pension Discount Curve as of the measurement date, and solving for the single discount rate that produces the same present value of the future benefit payments.

The accumulated benefit obligation for the SERP, which excludes projected future salary increases, was $6,584 and $13,796 as of December 31, 2013 and 2012, respectively.

Although there are no plan assets, a grantor trust has been established to fund the SERP. The assets in the grantor trust, included as a component of Other Assets in the Statements of Condition, were carried at estimated fair values of $12,483 and $18,440, at December 31, 2013 and 2012, respectively. The unfunded status is reported in Other Liabilities.

During the year ended December 31, 2013, due to the retirement of our former President - CEO, we paid a lump sum distribution of $10,283 that settled the related plan obligation and accelerated the amortization of previously unrecognized pension benefits from AOCI to Compensation and Benefits of $5,093.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Components of the net periodic benefit cost and other amounts recognized in OCI for our SERP were:

	Years Ended December 31,
	2013	2012	2011
Net Periodic Benefit Cost:
Service cost	$728	$891	$507
Interest cost	632	817	689
Amortization of prior service benefit	(11)	(11)	(11)
Amortization of net actuarial loss	1,011	1,558	864
Net periodic benefit cost	2,360	3,255	2,049
Settlement loss	5,093	—	—
Total expense recorded in Compensation and Benefits	7,453	3,255	2,049

Amounts Recognized in OCI:
Actuarial loss (gain)	(2,012)	4,989	39
Accelerated amortization of net actuarial loss due to settlement	(5,093)	—	—
Amortization of net actuarial loss	(1,011)	(1,558)	(864)
Amortization of prior service benefit	11	11	11
Net loss (income) recognized in OCI	(8,105)	3,442	(814)

Total recognized in Compensation and Benefits and in OCI	$(652)	$6,697	$1,235

Key assumptions used for the actuarial calculations to determine net periodic benefit cost for the SERP were:

	Years Ended December 31,
	2013	2012	2011
Discount rate	(a)	4.30%	5.50%
Compensation increases	5.50%	5.50%	5.50%

(a)
A rate of 3.90% was used for the first six months of 2013 while a rate of 4.75% was used for the second six months of 2013 resulting from an interim actuarial valuation at July 1, 2013 due to the retirement of our former President - CEO.

Pension benefits reported in AOCI relate to the SERP and consisted of:

	December 31, 2013	December 31, 2012
Prior service benefit	$22	$33
Net actuarial loss	(4,314)	(12,430)
Net pension benefits reported in AOCI	$(4,292)	$(12,397)

The amounts that will be amortized from AOCI into net periodic benefit cost during 2014 are:

2014
Prior service benefit	$(11)
Net actuarial loss	554
Net amount to be amortized	$543

The net periodic benefit cost for the SERP for the year ending December 31, 2014, including the net amount to be amortized, is projected to be approximately $1,580.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Payments of benefits may be made from the related grantor trust or from our general assets. Estimated future benefit payments are:

For the Years Ending December 31,
2014	$275
2015	328
2016	388
2017	315
2018	382
2019 - 2023	3,173

Note 19 - Segment Information

We have identified two operating segments:

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

These segments reflect our two primary mission asset activities and the manner in which they are managed from the perspective of development, resource allocation, product delivery, pricing, credit risk and operational administration. The segments identify the principal ways we provide services to member shareholders. Traditional net income is derived primarily from interest income on Advances, investments and the borrowing costs related to those assets, net interest settlements related to interest rate exchange agreements, and premium and discount amortization on products other than mortgage loans. Traditional also includes the costs related to holding deposit products for members and other miscellaneous borrowings as well as all other miscellaneous income and expense not associated with mortgage loans. Mortgage loan net income is derived primarily from the difference, or spread, between the interest income earned on mortgage loans, including the premium and discount amortization, and the borrowing cost related to those loans.

We measure the performance of each segment based upon the net interest spread of the underlying portfolio(s). Therefore, each segment's performance begins with net interest income. Direct other income and expense items also affect each segment's results. Direct other income/expense related to Traditional includes the direct earnings impact of derivatives and hedging activities related to Advances and investment products as well as all other income and expense not associated with mortgage loans. The mortgage loans segment includes the direct earnings impact of derivatives and hedging activities as well as direct salary and other expenses (including an allocation for indirect overhead) associated with operating the MPP and MPF Program, and volume-driven costs associated with master servicing and quality control fees. The assessments related to AHP and REFCORP, as applicable, have been allocated to each segment based upon each segment's proportionate share of Income Before Assessments.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents our financial performance by operating segment:

Year Ended December 31, 2013	Traditional	Mortgage Loans	Total
Net Interest Income	$158,487	$79,180	$237,667
Provision for (Reversal of) Credit Losses	—	(4,194)	(4,194)
Other Income (Loss)	68,838	628	69,466
Other Expenses	61,854	6,358	68,212
Income Before Assessments	165,471	77,644	243,115
Total Assessments	17,303	7,764	25,067
Net Income	$148,168	$69,880	$218,048

Year Ended December 31, 2012
Net Interest Income	$166,183	$75,717	$241,900
Provision for Credit Losses	—	8,200	8,200
Other Income (Loss)	(9,036)	(4,037)	(13,073)
Other Expenses	54,398	5,305	59,703
Income Before Assessments	102,749	58,175	160,924
Total Assessments	11,781	5,818	17,599
Net Income	$90,968	$52,357	$143,325

Year Ended December 31, 2011
Net Interest Income	$140,174	$91,214	$231,388
Provision for Credit Losses	—	4,900	4,900
Other Income (Loss)	(30,306)	(2,745)	(33,051)
Other Expenses	53,037	5,601	58,638
Income Before Assessments	56,831	77,968	134,799
Total Assessments	9,482	15,250	24,732
Net Income	$47,349	$62,718	$110,067

We have not symmetrically allocated assets to each segment based upon financial results as it is impracticable to measure the performance of our segments from a total assets perspective. As a result, there is asymmetrical information presented in the tables above including, among other items, the allocation of depreciation without an allocation of the depreciable assets, derivatives and hedging earnings adjustments with no corresponding allocation to derivative assets, if any, and the recording of interest income with no allocation to accrued interest receivable.

The following table presents asset balances by operating segment:

By Date	Traditional	Mortgage Loans	Total
December 31, 2013	$31,596,386	$6,189,804	$37,786,190
December 31, 2012	35,226,231	6,001,405	41,227,636
December 31, 2011	34,420,348	5,955,142	40,375,490

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 20 - Estimated Fair Values

The estimated fair value amounts, recorded on the Statement of Condition and/or presented herein, have been determined by using available market and other pertinent information at December 31, 2013 and 2012, and reflect our best judgment of the most appropriate valuation methods. Although we use our best judgment in estimating the fair values of financial instruments, there are inherent limitations in any valuation technique. Therefore, these estimated fair values may not be indicative of the amounts that would have been realized in market transactions at the reporting dates.

Fair Value Hierarchy. We record AFS securities, Derivative Assets, grantor trust assets (publicly-traded mutual funds or exchange traded funds / notes), and Derivative Liabilities at estimated fair value. GAAP establishes a fair value hierarchy and requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring estimated fair value. The inputs are evaluated, and an overall level for the estimated fair value measurement is determined. This overall level is an indication of the market observability of the estimated fair value measurement for the asset or liability.

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

We review the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the inputs may result in a reclassification of certain assets or liabilities. Such reclassifications are reported as transfers in/out at estimated fair value as of the beginning of the quarter in which the changes occur. As described below, we reclassified six AFS securities from Level 3 to Level 2 during the year ended December 31, 2013. There were no such reclassifications during the year ended December 31, 2012.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following tables present the carrying value and estimated fair value of each of our financial instruments. The total of the estimated fair values does not represent an estimate of our overall market value as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities among other considerations.

	December 31, 2013
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustment (1)
Assets:
Cash and Due from Banks	$3,318,564	$3,318,564	$3,318,564	$—	$—	$—
Interest-Bearing Deposits	485	485	—	485	—	—
Securities Purchased Under Agreements to Resell	—	—	—	—	—	—
Federal Funds Sold	—	—	—	—	—	—
AFS Securities	3,632,835	3,632,835	—	3,163,150	469,685	—
HTM Securities	7,146,250	7,244,318	—	7,083,333	160,985	—
Advances	17,337,418	17,428,710	—	17,428,710	—	—
Mortgage Loans Held for Portfolio, net	6,189,804	6,272,905	—	6,228,216	44,689	—
Accrued Interest Receivable	79,072	79,072	—	79,072	—	—
Derivative Assets, net	7,214	7,214	—	127,826	—	(120,612)
Grantor Trust Assets (included in Other Assets)	12,483	12,483	12,483	—	—	—

Liabilities:
Deposits	1,066,632	1,066,632	—	1,066,632	—	—
Consolidated Obligations:
Discount Notes	7,434,890	7,435,940	—	7,435,940	—	—
Bonds	26,583,925	26,503,918	—	26,503,918	—	—
Accrued Interest Payable	80,757	80,757	—	80,757	—	—
Derivative Liabilities, net	109,744	109,744	—	546,958	—	(437,214)
MRCS	16,787	16,787	16,787	—	—	—

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

Securities Purchased Under Agreements to Resell. The estimated fair value of overnight Securities Purchased Under Agreements to Resell approximates the carrying value. The estimated fair value of term Securities Purchased Under Agreements to Resell is determined by calculating the present value of the future cash flows. The discount rates used in these calculations are the rates for securities with similar terms.

Federal Funds Sold. The estimated fair value of overnight Federal Funds Sold approximates the carrying value. The estimated fair value of term Federal Funds Sold is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for Federal funds with similar terms.

AFS and HTM Securities - non-MBS. The estimated fair value is determined using market-observable price quotes from third-party pricing vendors, such as the Composite Bloomberg Bond Trade screen, thus falling under the market approach.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

AFS and HTM Securities - MBS. The estimated fair value incorporates prices from up to four designated third-party pricing vendors, when available. These pricing vendors use various proprietary models to price MBS. The inputs to those models are derived from various sources, including, but not limited to, benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers, and other market-related data. Because many private-label RMBS do not trade on a daily basis, the pricing vendors use available information, as applicable, such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all MBS valuations, which facilitates resolution of potentially erroneous prices identified by us.

We conduct reviews of the four pricing vendors' processes, methodologies and control procedures to confirm and further augment our understanding of the vendors' prices for agency and private-label RMBS.

Our valuation technique for estimating the fair values of MBS initially requires the establishment of a "median" price for each security. If four prices are received, the average of the middle two prices is the median price; if three prices are received, the middle price is the median price; if two prices are received, the average of the two prices is the median price; and if one price is received, it is the median price (and also the final price), subject to validation of outliers. All prices that are within a specified tolerance threshold of the median price are then included in the "cluster" of prices that are averaged to compute a "default" price. All prices that are outside the threshold ("outliers") are subject to further analysis (including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates) to determine if an outlier is a better estimate of fair value. If an outlier or some other price identified in the analysis is determined to be a better estimate of fair value, then the outlier (or the other price as appropriate) is used as the final price rather than the default price. Alternatively, if the analysis confirms that an outlier (or outliers) is (are) in fact not representative of fair value and the default price is the best estimate, then the default price is used as the final price. In all cases, the final price is used as the estimated fair value of the security.

As an additional step, we reviewed the final fair value estimates of our private-label RMBS holdings for reasonableness using an implied yield test. We calculated an implied yield for each of our private-label RMBS using the estimated fair value derived from our valuation technique and the security's projected cash flows resulting from our OTTI process and compared such implied yield to the available market yield for comparable securities according to dealers and other third-party sources. Any significant variances were evaluated in conjunction with the other available pricing information to determine whether an adjustment to the fair value estimate was appropriate.

Based on the lack of significant market activity and observable inputs for private-label RMBS and home equity loan ABS, the recurring and non-recurring fair value measurements for those securities were classified as Level 3 within the fair value hierarchy as of December 31, 2013 and 2012.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Mortgage Loans Held for Portfolio. The estimated fair value of performing mortgage loans is determined based on quoted market prices for similar mortgage loans, if available, or modeled prices. The modeled pricing starts with prices for new MBS issued by United States GSEs or similar new mortgage loans, adjusted for underlying assumptions or characteristics. Prices are then interpolated for differences in coupon between our mortgage loans and the referenced MBS or mortgage loans. The prices of the referenced MBS and the mortgage loans are highly dependent upon the underlying prepayment and other assumptions. Changes in the prepayment assumptions often have a material effect on the fair value estimates.

The estimated fair value for certain single-family nonperforming loans represents an estimate of the prices we would receive if we were to sell these loans in the nonperforming whole-loan market. These nonperforming loans are three months or greater delinquent. We calculate the estimated fair value of nonperforming loans based on assumptions about key factors, including collateral value and the present value of expected future cash flows, using our best estimates of the key assumptions, including forecasted credit losses, prepayment rates, forward yield curves and discount rates, commensurate with the risks involved. Collateral value is derived from the current estimated mark-to-market LTV ratio of the individual loan along with a state-level or Metropolitan Statistical Area adjusted value based upon the Finance Agency housing price index. The value of credit enhancements is not included when determining the estimated fair value. We support the calculation by periodically benchmarking the results to a third-party vendor that transacts whole loan sales within this market segment. These nonperforming loans are classified as Level 3 in the fair value hierarchy.

Accrued interest receivable and payable. The estimated fair value equals the carrying value.

Derivative assets/liabilities. We base the estimated fair values of derivatives with similar terms on market prices when available. However, active markets do not exist for many of our derivatives. Consequently, estimated fair values for these instruments are generally estimated using standard valuation techniques such as discounted cash-flow analysis and comparisons to similar instruments. In limited instances, fair value estimates for derivatives are obtained from dealers and are corroborated by using a pricing model and observable market data (e.g., the LIBOR or OIS curves).

The estimated fair values of our derivative assets and liabilities include accrued interest receivable/payable and related cash collateral, including initial and variation margin, posted to/received from counterparties. The estimated fair values of the accrued interest receivable/payable and cash collateral equal their carrying values due to their short-term nature.

The estimated fair values of our derivatives are adjusted for counterparty nonperformance risk, particularly credit risk, as appropriate. Our nonperformance risk adjustment is computed using observable credit default swap spreads and estimated probability default rates applied to our exposure after taking into consideration collateral held or placed. The nonperformance risk adjustment is not material to our derivative valuations, Statement of Condition, or Statement of Income.

A discounted cash flow analysis utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs by class of derivative are as follows:

Interest-rate related:

•	LIBOR to project, but OIS curve to discount, cash flows for collateralized interest rate swaps

•	Volatility assumption - market-based expectations of future interest rate volatility implied from current market prices for similar options

TBAs:

•	TBA securities prices - market-based prices of TBAs are determined by coupon, maturity and expected term until settlement

MDCs:

•	TBA securities prices - prices are then adjusted for differences in coupon, average loan rate and seasoning

Grantor Trust Assets. Grantor trust assets, included as a component of Other Assets, are carried at estimated fair value based on quoted market prices as of the last business day of the reporting period.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Deposits. The estimated fair values are generally equal to their carrying values because the deposits are primarily overnight instruments or due on demand. We determine the estimated fair values of term deposits by calculating the present value of expected future cash flows from the deposits and excluding accrued interest payable. The discount rates used in these calculations are the costs of deposits with similar terms.

Consolidated Obligations. We determine the estimated fair value of CO Bonds by using prices received from pricing vendors, and we assume the estimated fair value of Discount Notes is equal to par value due to their short-term nature.

The estimated fair value of CO Bonds incorporates prices from up to three designated third-party pricing vendors, when available. These pricing vendors use various proprietary models to price CO Bonds. The inputs to those models are derived from various sources including, but not limited to, benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers, and other market-related data. Since many CO Bonds do not trade on a daily basis, the pricing vendors use available information, as applicable, such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual CO Bonds. Each pricing vendor has an established challenge process in place for all valuations, which facilitates the resolution of potentially erroneous prices identified by us.

We conduct reviews of the three pricing vendors' processes, methodologies and control procedures to confirm and further augment our understanding of the vendors' prices for CO Bonds. As of December 31, 2013, three prices were received for substantially all of our CO Bonds, and the final prices for substantially all of those bonds were computed by averaging the three prices.

Mandatorily Redeemable Capital Stock. The estimated fair value of capital stock subject to mandatory redemption is equal to its par value and includes an estimated dividend earned at the time of reclassification from capital to liabilities until that amount is paid. In the ordinary course of business, our stock can only be acquired and redeemed at par value. It is not traded, and no market mechanism exists for the exchange of our stock outside the cooperative structure.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Estimated Fair Value Measurements. The following tables present by level within the fair value hierarchy the estimated fair value of our financial assets and liabilities that are recorded at estimated fair value on a recurring basis on our Statement of Condition. We did not have any financial assets or liabilities recorded at estimated fair value on a non-recurring basis on our Statement of Condition as of December 31, 2013 or 2012.

					Netting
December 31, 2013	Total	Level 1	Level 2	Level 3	Adjustment (1)
AFS securities:
GSE and TVA debentures	$3,163,150	$—	$3,163,150	$—	$—
Private-label RMBS	469,685	—	—	469,685	—
Total AFS securities	3,632,835	—	3,163,150	469,685	—
Derivative Assets:
Interest-rate related	6,969	—	127,581	—	(120,612)
Interest-rate futures/forwards	233	—	233	—	—
MDCs	12	—	12	—	—
Total Derivative Assets, net	7,214	—	127,826	—	(120,612)
Grantor Trust Assets (included in Other Assets)	12,483	12,483	—	—	—
Total recurring assets at estimated fair value	$3,652,532	$12,483	$3,290,976	$469,685	$(120,612)

Derivative Liabilities:
Interest-rate related	$109,487	$—	$546,701	$—	$(437,214)
Interest-rate futures/forwards	11	—	11	—	—
MDCs	246	—	246	—	—
Total Derivative Liabilities, net	109,744	—	546,958	—	(437,214)
Total recurring liabilities at estimated fair value	$109,744	$—	$546,958	$—	$(437,214)

					Netting
December 31, 2012	Total	Level 1	Level 2	Level 3	Adjustment (1)
AFS securities:
GSE debentures	$3,340,438	$—	$3,340,438	$—	$—
Private-label RMBS	640,142	—	—	640,142	—
Total AFS securities	3,980,580	—	3,340,438	640,142	—
Derivative Assets:
Interest-rate related	302	—	73,059	—	(72,757)
Interest-rate futures/forwards	230	—	230	—	—
MDCs	289	—	289	—	—
Total Derivative Assets, net	821	—	73,578	—	(72,757)
Grantor Trust Assets (included in Other Assets)	18,440	18,440	—	—	—
Total recurring assets at estimated fair value	$3,999,841	$18,440	$3,414,016	$640,142	$(72,757)

Derivative Liabilities:
Interest-rate related	$201,043	$—	$951,449	$—	$(750,406)
Interest-rate futures/forwards	43	—	43	—	—
MDCs	29	—	29	—	—
Total Derivative Liabilities, net	201,115	—	951,521	—	(750,406)
Total recurring liabilities at estimated fair value	$201,115	$—	$951,521	$—	$(750,406)

(1)
Amounts represent the application of the netting requirements that allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing agent and/or counterparty.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Level 3 Disclosures for All Assets and Liabilities that are Measured at Fair Value on a Recurring Basis. The tables below present a rollforward of our AFS private-label RMBS measured at estimated fair value on a recurring basis using Level 3 significant inputs. The estimated fair values for the private-label RMBS were determined using pricing sources, such as dealer quotes or comparable security prices, for which the significant unobservable inputs used to determine the prices were not reasonably available.

Level 3 Rollforward	2013	2012
Balance, beginning of year	$640,142	$601,309
Total realized and unrealized gains (losses):
Accretion of credit losses in Interest Income	232	891
Net gains (losses) on changes in fair value in Other Income (Loss)	—	(3,748)
Net change in fair value not in excess of cumulative non-credit losses in OCI	12,633	92,490
Unrealized gains (losses) in OCI	24,955	13,352
Reclassification of non-credit portion in OCI to Other Income (Loss)	—	3,748
Purchases, issuances, sales and settlements:
Settlements	(84,098)	(67,900)
Transfers out	(124,179)	—
Balance, end of year	$469,685	$640,142

Net gains (losses) included in earnings attributable to changes in fair value relating to assets still held at end of year	$232	$(3,173)

Level 3 Rollforward	2011
Balance, beginning of year	$982,541
Total realized and unrealized gains (losses):
Net realized gains from sale of AFS securities in Other Income	4,244
Net gains (losses) on changes in fair value in Other Income (Loss)	(23,574)
All other included in OCI	(48,031)
Purchases, issuances, sales and settlements:
Sales	(161,305)
Settlements	(169,809)
Transfers from HTM to AFS	17,243
Balance, end of year	$601,309

Net gains (losses) included in earnings attributable to changes in fair value relating to assets still held at end of year	$(22,208)

We reclassified the six securities we sold on April 4, 2013 as Level 2 within the fair value hierarchy as of March 31, 2013 because the estimated fair values were derived from and corroborated by the sales prices in actual market transactions. The total estimated fair value of these six securities that we transferred from Level 3 to Level 2 was $124,179 as of January 1, 2013, the beginning of the quarter in which the transfer occurred.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 21 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts:

	December 31, 2013
By Commitment	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding	$102,743	$160,355	$263,098
Unused lines of credit	800,688	—	800,688
Commitments to fund additional Advances (1)	26,015	—	26,015
Commitment to fund or purchase mortgage loans and participation interests	58,797	—	58,797
Unsettled CO Bonds, at par (2)	25,000	—	25,000

(1)	Commitments to fund additional Advances are generally for periods up to six months and include no outstanding commitments to issue new standby letters of credit at December 31, 2013.

(2)	Unsettled CO Bonds of $25,000 at December 31, 2013 were hedged with associated interest-rate swaps.

Commitments to Extend Credit. A standby letter of credit is a financing arrangement between us and one of our members for which we charge the member a commitment fee. If we are required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized Advance to the member. Substantially all of these standby letters of credit, including related commitments, range from 3 months to 20 years. The carrying value of guarantees (commitment fees) related to standby letters of credit is recorded in Other Liabilities and totaled $2,546 and $2,295 at December 31, 2013 and December 31, 2012, respectively. Lines of credit allow members to fund short-term cash needs (up to 6 months) without submitting a new application for each request for funds. The maximum line of credit amount is $50,000. See Note 7 - Advances and Note 9 - Allowance for Credit Losses for more information.

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

Pledged Collateral. At December 31, 2013 and 2012, we had pledged/posted $321,423 and $677,550 of cash collateral, at par, respectively, to counterparties and clearing agents. At December 31, 2013 and 2012, we had not pledged or posted any securities as collateral.

Lease Commitments. We recorded net rental and related costs of $183, $165, and $152 for the years ended December 31, 2013, 2012, and 2011, respectively, to Other Operating Expenses. Future minimum rental payments required under our operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2013 are as follows:

Year of Payment	Premises	Equipment	Total
Year 1	$84	$2	$86
Year 2	84	2	86
Year 3	63	2	65
Year 4	—	2	2
Year 5	—	2	2
Thereafter	—	—	—
Total	$231	$10	$241

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Legal Proceedings. We are subject to legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on our financial condition or results of operations.

In 2010, we filed a lawsuit relating to private-label RMBS we purchased, asserting claims against several entities for negligent misrepresentation and violations of state and federal securities law occurring in connection with the sale of these private-label RMBS. In November and December 2013, we executed confidential settlement agreements with certain defendants in this litigation, pursuant to which we have dismissed pending claims against, and provided legal releases to, certain parties with respect to certain private-label RMBS at issue in the litigation, in consideration of our receipt of cash payments from the defendants. These settlements totaled $34,245, net of legal fees and litigation expenses, for the year ended December 31, 2013 and were recorded in Other Income.

Additional discussion of other commitments and contingencies is provided in Note 7 - Advances; Note 8 - Mortgage Loans Held for Portfolio; Note 11 - Derivatives and Hedging Activities; Note 13 - Consolidated Obligations; Note 16 - Capital; and Note 20 - Estimated Fair Values.

Note 22 - Transactions with Related Parties

We are a cooperative whose members own nearly all of our outstanding capital stock. Former members and certain nonmembers own the remaining capital stock and are required to maintain their investment in our capital stock until their outstanding transactions have matured or are paid off and their capital stock is redeemed in accordance with our capital plan or regulatory requirements. See Note 16 - Capital for more information.

All of our Advances are initially disbursed to members, and all Mortgage Loans Held for Portfolio are initially purchased from members or another FHLB. We also maintain demand deposit accounts for members, primarily to facilitate settlement activities that are directly related to Advances. Such transactions with members are entered into during the normal course of business.

In addition, we may purchase investments in Federal Funds Sold, Securities Purchased Under Agreements to Resell, certificates of deposit, and MBS from members or their affiliates. All purchases are transacted at market prices without preference to the status of the counterparty or the issuer of the investment as a member, nonmember, or affiliate thereof.

As provided by statute and Finance Agency regulations, the only voting rights conferred upon our members are for the election of directors and, under certain circumstances, the ratification of a proposed merger agreement. Finance Agency regulations limit the number of votes that any member may cast with respect to director elections and merger ratifications. As a result of these limitations, at December 31, 2013 and 2012, no member owned more than 10% of our voting interests.

Transactions with Related Parties. For financial reporting purposes, we define related parties as those members, and former members and their affiliates, with capital stock outstanding in excess of 10% of our total outstanding Capital Stock and MRCS. Transactions with such related parties are entered into in the normal course of business and are subject to the same eligibility and credit criteria, as well as the same terms and conditions, as other similar transactions. In addition, under our capital plan, our members (including directors' financial institutions) have an activity-based Capital Stock requirement pursuant to which they purchase additional Capital Stock in specified amounts (generally expressed as a percentage of the transaction amount) when they obtain Advances from us or, in certain cases, sell mortgage loans to us.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents the outstanding balances with respect to transactions with related parties and their balance as a percent of the total balance on our Statement of Condition.

	Capital Stock, including MRCS		Advances		Mortgage Loans Held for Portfolio (2)
December 31, 2013	Balance, par value	% of Total	Balance, par value	% of Total	UPB	% of Total
Flagstar Bank, FSB	$209,737	13%	$988,000	6%	$537,426	9%
Total (1)	$209,737	13%	$988,000	6%	$537,426	9%

December 31, 2012
Flagstar Bank, FSB	$301,737	14%	$3,180,000	18%	$656,931	11%
Bank of America, N.A. (former member)	224,921	11%	300,000	2%	1,210,009	20%
Total	$526,658	25%	$3,480,000	20%	$1,866,940	31%

(1)	Bank of America, N.A., did not meet the definition of a related party as of December 31, 2013 as a result of our repurchases of excess stock in 2013.

(2)	Represents UPB of mortgage loans purchased from related party.

We had net Advances to (repayments from) related parties as follows:

	Years Ended December 31,
Related Party	2013	2012	2011
Flagstar Bank, FSB	$(2,192,000)	$(773,000)	$226,523
Bank of America, N.A. (former member) (1)	—	(100,000)	(500,000)

We purchased mortgage loans from related parties as follows:

	Years Ended December 31,
Related Party (1)	2013	2012	2011
Flagstar Bank, FSB	$—	$—	$81,260

(1)	Bank of America, N.A., did not meet the definition of a related party as of December 31, 2013 as a result of our repurchases of excess stock in 2013.

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

	Capital Stock, including MRCS		Advances		Mortgage Loans Held for Portfolio (1)
Date	Balance, par value	% of Total	Balance, par value	% of Total	UPB	% of Total
December 31, 2013	$40,842	3%	$234,394	1%	$82,172	1%
December 31, 2012	74,114	4%	462,758	3%	74,235	1%

(1)	Represents UPB of mortgage loans purchased from Directors' Financial Institutions.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Net Advances to (repayments from) directors' financial institutions and mortgage loans acquired from directors' financial institutions, taking into account the dates of the directors' appointments and term endings, were as follows:

	Years Ended December 31,
Transactions	2013	2012	2011
Net Advances (repayments)	$(112,761)	$(80,551)	$(45,363)
Mortgage loans acquired	27,341	33,594	8,945

Transactions with Other FHLBanks. During the years ended December 31, 2013 and 2012, we purchased $346,313 and $237,255, respectively, of participation interests from the FHLBank of Topeka in mortgage loans originated by its members under the MPF Program.

Beginning in July 2012, we pay an MPF Provider fee to the FHLBank of Chicago for our participation in the MPF Program that is recorded in Other Expenses. For the years ended December 31, 2013 and 2012, we paid such fees of $232 and $18, respectively.

Occasionally, we loan (or borrow) short-term funds to (from) other FHLBanks. There were no loans to or from other FHLBanks outstanding at December 31, 2013 or 2012.

Loans to other FHLBanks and principal collected on these loans were as follows:

	Years Ended December 31,
Transactions	2013	2012	2011
Principal collected from loans to other FHLBanks	$—	$100,000	$50,000
Loans disbursed to other FHLBanks	—	(100,000)	(50,000)

Borrowings from other FHLBanks and payments for maturities on these loans were as follows:

	Years Ended December 31,
Transactions	2013	2012	2011
Proceeds from borrowings from other FHLBanks	$427,000	$—	$—
Payments for maturities to other FHLBanks	(427,000)	—	—

GLOSSARY OF TERMS

ABS: Asset-Backed Securities
Advance: Secured loan to members, former members or Housing Associates
AFS: Available-for-Sale
AHP: Affordable Housing Program
AMA: Acquired Member Assets
AOCI: Accumulated Other Comprehensive Income (Loss)
Bank Act: Federal Home Loan Bank Act of 1932, as amended
bps: basis points
CBSA: Core Based Statistical Areas, refer collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget
CDFI: Community Development Financial Institution
CE Fee: Credit Enhancement Fee
CEO: Chief Executive Officer
CE Obligation: Credit Enhancement Obligation
CFI: Community Financial Institution
CFPB: Consumer Financial Protection Bureau
CFTC: Commodity Futures Trading Commission
Clearinghouse: A United States Commodity Futures Trading Commission-registered derivatives clearing organization
CMO: Collateralized Mortgage Obligation
CO Bond: Consolidated Obligation Bond
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
FRB: Federal Reserve Board
FDIC: Federal Deposit Insurance Corporation
FHA: Federal Housing Administration
FHLBank: A Federal Home Loan Bank
FHLBanks: The 12 Federal Home Loan Banks or a subset thereof
FHLBank System: The 12 Federal Home Loan Banks and the Office of Finance
FICO®: Fair Isaac Corporation, the creators of the FICO credit score
Finance Agency: Federal Housing Finance Agency, successor to Finance Board
Finance Board: Federal Housing Finance Board, predecessor to Finance Agency
Fitch: Fitch Ratings, Inc.
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
Ginnie Mae: Government National Mortgage Association
GLB Act: Gramm-Leach-Bliley Act of 1999
GSE: Government-Sponsored Enterprise
HERA: Housing and Economic Recovery Act of 2008, as amended
Housing Associate: Approved lender under Title II of the National Housing Act of 1934 that is either a government agency or is chartered under federal or state law with rights and powers similar to those of a corporation
HTM: Held-to-Maturity
HUD: United States Department of Housing and Urban Development
JCE Agreement: Joint Capital Enhancement Agreement, as amended, among the 12 FHLBanks
LIBOR: London Interbank Offered Rate
LRA: Lender Risk Account

LTV: Loan-to-Value
MBS: Mortgage-Backed Securities
MCC: Master Commitment Contract
MDC: Mandatory Delivery Contract
Moody's: Moody's Investor Services
MGIC: Mortgage Guaranty Insurance Corporation
MPF: Mortgage Partnership Finance®
MPP: Mortgage Purchase Program, including Original and Advantage unless indicated otherwise
MRCS: Mandatorily Redeemable Capital Stock
NRSRO: Nationally Recognized Statistical Rating Organization
OCC: Office of the Comptroller of the Currency
OCI: Other Comprehensive Income (Loss)
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
TDR: Troubled Debt Restructuring
TLGP: The FDIC's Temporary Liquidity Guarantee Program
TVA: Tennessee Valley Authority
UCC: Uniform Commercial Code
UPB: Unpaid Principal Balance
VA: Department of Veterans Affairs
VaR: Value at Risk
VIE: Variable Interest Entity
WAIR: Weighted-Average Interest Rate