Form 10-Q
period 2014-03-31
Federal Home Loan Bank of Indianapolis
filed 2014-05-09
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
☐  Yes            ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2014
Class B Stock, par value $100	16,678,266

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Federal Home Loan Bank of Indianapolis
Statements of Condition
(Unaudited, $ amounts and shares in thousands, except par value)

	March 31, 2014	December 31, 2013
Assets:
Cash and Due from Banks	$961,511	$3,318,564
Interest-Bearing Deposits	495	485
Securities Purchased Under Agreements to Resell	1,300,000	—
Federal Funds Sold	225,000	—
Available-for-Sale Securities (Notes 3 and 5)	3,627,253	3,632,835
Held-to-Maturity Securities (Estimated Fair Values of $7,056,291 and $7,244,318, respectively) (Notes 4 and 5)	6,954,032	7,146,250
Advances (Note 6)	17,128,503	17,337,418
Mortgage Loans Held for Portfolio, net of allowance for loan losses of $(3,500) and $(4,500), respectively (Notes 7 and 8)	6,175,018	6,189,804
Accrued Interest Receivable	77,405	79,072
Premises, Software, and Equipment, net	36,656	36,278
Derivative Assets, net (Note 9)	6,633	7,214
Other Assets	29,002	38,270

Total Assets	$36,521,508	$37,786,190

Liabilities:
Deposits (Note 10):	$1,168,772	$1,066,632
Consolidated Obligations (Note 11):
Discount Notes	6,417,540	7,434,890
Bonds	26,190,569	26,583,925
Total Consolidated Obligations	32,608,109	34,018,815
Accrued Interest Payable	85,681	80,757
Affordable Housing Program Payable (Note 12)	43,130	42,778
Derivative Liabilities, net (Note 9)	114,651	109,744
Mandatorily Redeemable Capital Stock (Note 13)	16,786	16,787
Other Liabilities	66,963	67,074
Total Liabilities	34,104,092	35,402,587

Commitments and Contingencies (Note 17)

Capital (Note 13):
Capital Stock Putable (at par value of $100 per share):
Class B-1 issued and outstanding shares: 16,118 and 16,058, respectively	1,611,849	1,605,796
Class B-2 issued and outstanding shares: 40 and 41, respectively	4,008	4,135
Total Capital Stock Putable	1,615,857	1,609,931
Retained Earnings:
Unrestricted	671,277	666,515
Restricted	92,169	85,437
Total Retained Earnings	763,446	751,952
Total Accumulated Other Comprehensive Income (Loss) (Note 14)	38,113	21,720
Total Capital	2,417,416	2,383,603

Total Liabilities and Capital	$36,521,508	$37,786,190

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
(Unaudited, $ amounts in thousands)

	Three Months Ended March 31,
	2014	2013
Interest Income:
Advances	$28,116	$32,852
Prepayment Fees on Advances, net	1,049	982
Interest-Bearing Deposits	54	225
Securities Purchased Under Agreements to Resell	89	555
Federal Funds Sold	280	638
Available-for-Sale Securities	6,146	9,062
Held-to-Maturity Securities	32,110	35,942
Mortgage Loans Held for Portfolio, net	57,297	63,134
Other Interest Income, net	114	742
Total Interest Income	125,255	144,132
Interest Expense:
Consolidated Obligation Discount Notes	1,402	2,244
Consolidated Obligation Bonds	76,442	79,506
Deposits	23	22
Mandatorily Redeemable Capital Stock	610	2,408
Total Interest Expense	78,477	84,180

Net Interest Income	46,778	59,952
Provision for (Reversal of) Credit Losses	(704)	(4,356)

Net Interest Income After Provision for Credit Losses	47,482	64,308

Other Income (Loss):
Total Other-Than-Temporary Impairment Losses	—	—
Non-Credit Portion Reclassified to (from) Other Comprehensive Income (Loss), net	(170)	(1,924)
Net Other-Than-Temporary Impairment Losses, credit portion	(170)	(1,924)
Net Gains (Losses) on Derivatives and Hedging Activities	2,968	(3,772)
Service Fees	215	228
Standby Letters of Credit Fees	159	166
Other, net (Note 17)	2,713	304
Total Other Income (Loss)	5,885	(4,998)

Other Expenses:
Compensation and Benefits	9,947	9,322
Other Operating Expenses	4,044	4,008
Federal Housing Finance Agency	799	820
Office of Finance	818	807
Other	291	258
Total Other Expenses	15,899	15,215

Income Before Assessments	37,468	44,095

Affordable Housing Program Assessments	3,808	4,650

Net Income	$33,660	$39,445

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Comprehensive Income
(Unaudited, $ amounts in thousands)

	Three Months Ended March 31,
	2014	2013
Net Income	$33,660	$39,445

Other Comprehensive Income:
Net Change in Unrealized Gains (Losses) on Available-for-Sale Securities	12,039	16,935

Non-Credit Portion of Other-Than-Temporary Impairment Losses on Available-for-Sale Securities:
Reclassification of Non-Credit Portion to Other Income (Loss)	170	1,924
Net Change in Fair Value Not in Excess of Cumulative Non-Credit Losses	(219)	15,838
Unrealized Gains (Losses)	4,254	17,500
Net Non-Credit Portion of Other-Than-Temporary Impairment Losses on Available-for-Sale Securities	4,205	35,262

Non-Credit Portion of Other-Than-Temporary Impairment Losses on Held-to-Maturity Securities:
Accretion of Non-Credit Portion	13	20
Net Non-Credit Portion of Other-Than-Temporary Impairment Losses on Held-to-Maturity Securities	13	20

Pension Benefits, net	136	427

Total Other Comprehensive Income	16,393	52,644

Total Comprehensive Income	$50,053	$92,089

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Three Months Ended March 31, 2013 and 2014
(Unaudited, $ amounts and shares in thousands)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2012	16,343	$1,634,300	$549,773	$41,827	$591,600	$(10,058)	$2,215,842

Total Comprehensive Income			31,556	7,889	39,445	52,644	92,089

Proceeds from Sale of Capital Stock	437	43,706					43,706

Cash Dividends on Capital Stock (3.50% annualized)			(14,324)	—	(14,324)		(14,324)

Balance, March 31, 2013	16,780	$1,678,006	$567,005	$49,716	$616,721	$42,586	$2,337,313

Balance, December 31, 2013	16,099	$1,609,931	$666,515	$85,437	$751,952	$21,720	$2,383,603

Total Comprehensive Income			26,928	6,732	33,660	16,393	50,053

Proceeds from Sale of Capital Stock	59	5,926					5,926

Cash Dividends on Capital Stock (5.50% annualized)			(22,166)	—	(22,166)		(22,166)

Balance, March 31, 2014	16,158	$1,615,857	$671,277	$92,169	$763,446	$38,113	$2,417,416

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
(Unaudited, $ amounts in thousands)

	Three Months Ended March 31,
	2014	2013
Operating Activities:
Net Income	$33,660	$39,445
Adjustments to reconcile Net Income to Net Cash provided by Operating Activities:
Amortization and Depreciation	5,083	17,497
Prepayment Fees on Advances, net of related swap termination fees	—	(4,850)
Changes in Net Derivative and Hedging Activities	7,233	11,366
Net Other-Than-Temporary Impairment Losses, credit portion	170	1,924
Provision for (Reversal of) Credit Losses	(704)	(4,356)
Changes in:
Accrued Interest Receivable	1,683	1,767
Other Assets	14,932	(729)
Accrued Interest Payable	4,924	10,354
Other Liabilities	14	(12,430)
Total Adjustments, net	33,335	20,543

Net Cash provided by Operating Activities	66,995	59,988

Investing Activities:
Changes in:
Interest-Bearing Deposits	51,737	74,863
Securities Purchased Under Agreements to Resell	(1,300,000)	1,150,000
Federal Funds Sold	(225,000)	989,000
Purchases of Premises, Software, and Equipment	(1,105)	(2,889)
Available-for-Sale Securities:
Proceeds from Maturities	17,928	17,020
Held-to-Maturity Securities:
Proceeds from Maturities	182,296	279,198
Purchases	—	(76,558)
Advances:
Principal Collected	15,213,277	9,269,257
Disbursed to Members	(15,010,095)	(10,172,999)
Mortgage Loans Held for Portfolio:
Principal Collected	196,048	382,087
Purchases of Loans from Members and Participation Interests from Other Federal Home Loan Banks	(184,457)	(472,048)

Net Cash provided by (used in) Investing Activities	(1,059,371)	1,436,931

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
(Unaudited, $ amounts in thousands)

	Three Months Ended March 31,
	2014	2013
Financing Activities:
Changes in Deposits	101,100	(342,153)
Net Payments on Derivative Contracts with Financing Elements	(15,750)	(19,951)
Net Proceeds from Issuance of Consolidated Obligations:
Discount Notes	9,327,578	23,049,704
Bonds	3,178,564	6,494,257
Payments for Matured and Retired Consolidated Obligations:
Discount Notes	(10,343,928)	(24,036,482)
Bonds	(3,596,000)	(6,449,550)
Other Federal Home Loan Banks:
Proceeds from Borrowings	22,000	—
Payments for Maturities	(22,000)	—
Proceeds from Sale of Capital Stock	5,926	43,706
Payments for Redemption/Repurchase of Mandatorily Redeemable Capital Stock	(1)	(290,217)
Cash Dividends Paid on Capital Stock	(22,166)	(14,324)

Net Cash used in Financing Activities	(1,364,677)	(1,565,010)

Net Decrease in Cash and Due from Banks	(2,357,053)	(68,091)

Cash and Due from Banks at Beginning of Period	3,318,564	105,472

Cash and Due from Banks at End of Period	$961,511	$37,381

Supplemental Disclosures:
Interest Paid	$72,949	$75,420
Affordable Housing Program Payments	3,456	1,845
Capitalized Interest on Certain Held-to-Maturity Securities	751	3,296
Net Transfers of Mortgage Loans to Real Estate Owned	117	—

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Notes to Financial Statements
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation. The accompanying interim financial statements of the Federal Home Loan Bank of Indianapolis have been prepared in accordance with GAAP, and the instructions promulgated by the SEC, for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. The interim financial statements presented herein should be read in conjunction with our audited financial statements and notes thereto, which are included in our 2013 Form 10-K.

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

Our significant accounting policies and certain other disclosures are set forth in Note 1 - Summary of Significant Accounting Policies in our 2013 Form 10-K. There have been no material changes to these policies through March 31, 2014.

We use certain acronyms and terms throughout these financial statements, which are defined in the Glossary of Terms. Unless the context otherwise requires, the terms "we," "us," and "our" refer to the Federal Home Loan Bank of Indianapolis or its management.

Reclassifications. We have reclassified certain amounts from the prior periods to conform to the current period presentation. These reclassifications had no effect on Net Income, Total Comprehensive Income, Total Capital, or net Cash Flows.

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

Financial Instruments Meeting Netting Requirements. We present certain financial instruments, including derivative instruments and securities purchased under agreements to resell, on a net basis when we have a legal right of offset and all other requirements for netting are met (collectively referred to as the netting requirements). For these financial instruments, we have elected to offset our derivative asset and liability positions, as well as cash collateral received or pledged, when we have met the netting requirements. We did not have any offsetting liabilities related to securities purchased under agreements to resell at March 31, 2014 or December 31, 2013.

Note 2 - Recently Adopted and Issued Accounting Guidance

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. On January 17, 2014, the FASB issued guidance clarifying when consumer mortgage loans collateralized by real estate should be reclassified to REO. Specifically, such collateralized mortgage loans should be reclassified to REO when either the creditor obtains legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveys all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. This guidance is effective for interim and annual periods beginning on or after December 15, 2014 and may be adopted under either the modified retrospective transition method or the prospective transition method. We are in the process of evaluating this guidance, but its effect on our financial condition, results of operations and cash flows, is not expected to be material.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Accounting for Joint and Several Liability Arrangements. On February 28, 2013, the FASB issued guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This guidance requires an entity to measure these obligations as the sum of (i) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (ii) any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, this guidance requires an entity to disclose the nature and the amount of the obligations as well as other information about these obligations. This guidance became effective for interim and annual periods beginning on or after January 1, 2014, and was applied retrospectively to obligations with joint and several liabilities existing at January 1, 2014. This guidance had no effect on our financial condition, results of operations or cash flows.

Advisory Bulletin 2012-02. On April 9, 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention ("AB-2012-02"). The guidance establishes a standard and uniform methodology for adversely classifying certain assets other than investment securities and prescribes the timing of asset charge-offs based on these classifications. Such classification methodology and accounting guidance differ from our current methodology and accounting policy, particularly in that, among other differences, AB 2012-02 requires a charge-off when a loan is more than 180 days past due. The required charge-off is generally the excess of the loan balance over the fair value of the underlying property, less costs to sell, and adjusted for credit enhancements. AB-2012-02 states that it was effective upon issuance. However, the Finance Agency issued additional guidance that extended the effective date for classification purposes to January 1, 2014 and the effective date for financial reporting purposes to January 1, 2015. We implemented the classification methodology effective January 1, 2014 which did not have an effect on our financial condition, results of operations, and cash flows. We expect the adoption of the accounting guidance effective January 1, 2015 to have an effect on our financial condition, results of operations and cash flows, but do not expect it to be material.

Note 3 - Available-for-Sale Securities

Major Security Types. The following table presents information on our AFS securities:

			Gross	Gross
	Amortized	Non-Credit	Unrealized	Unrealized	Estimated
March 31, 2014	Cost (1)	OTTI	Gains	Losses	Fair Value
GSE and TVA debentures	$3,159,085	$—	$13,275	$(919)	$3,171,441
Private-label RMBS	425,671	(283)	30,424	—	455,812
Total AFS securities	$3,584,756	$(283)	$43,699	$(919)	$3,627,253

December 31, 2013
GSE and TVA debentures	$3,162,833	$—	$6,623	$(6,306)	$3,163,150
Private-label RMBS	443,749	(234)	26,170	—	469,685
Total AFS securities	$3,606,582	$(234)	$32,793	$(6,306)	$3,632,835

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

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
March 31, 2014	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE and TVA debentures	$265,752	$(919)	$—	$—	$265,752	$(919)
Private-label RMBS	—	—	6,608	(283)	6,608	(283)
Total impaired AFS securities	$265,752	$(919)	$6,608	$(283)	$272,360	$(1,202)

December 31, 2013
GSE and TVA debentures	$880,095	$(6,306)	$—	$—	$880,095	$(6,306)
Private-label RMBS	—	—	7,135	(234)	7,135	(234)
Total impaired AFS securities	$880,095	$(6,306)	$7,135	$(234)	$887,230	$(6,540)

Redemption Terms. The amortized cost and estimated fair value of non-MBS AFS securities by contractual maturity are presented below. MBS are not presented by contractual maturity because their actual maturities will likely differ from contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

	March 31, 2014		December 31, 2013
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Due after one year through five years	$2,029,395	$2,038,450	$2,046,472	$2,052,348
Due after five years through ten years	1,095,970	1,099,318	1,083,608	1,078,558
Due after ten years	33,720	33,673	32,753	32,244
Total Non-MBS	3,159,085	3,171,441	3,162,833	3,163,150
Total MBS	425,671	455,812	443,749	469,685
Total AFS securities	$3,584,756	$3,627,253	$3,606,582	$3,632,835

Realized Gains and Losses. There were no sales of AFS securities during the three months ended March 31, 2014 or 2013. However, on April 4, 2013, we sold six OTTI AFS securities, only one of which was in an unrealized loss position. Prior to the sale, we recorded an OTTI credit charge for this security, representing the entire difference between our amortized cost basis and its estimated fair value, which resulted in no gross realized losses from this sale. As of March 31, 2014, we had no intention of selling the AFS securities in an unrealized loss position nor did we consider it more likely than not that we will be required to sell these securities before our anticipated recovery of each security's remaining amortized cost basis.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 4 - Held-to-Maturity Securities

Major Security Types. The following table presents information on our HTM securities:

				Gross	Gross
				Unrecognized	Unrecognized
	Amortized	Non-Credit	Carrying	Holding	Holding	Estimated
March 31, 2014	Cost (1)	OTTI	Value (2)	Gains (3)	Losses (3)	Fair Value
GSE debentures	$268,998	$—	$268,998	$520	$—	$269,518
RMBS and ABS:
Other U.S. obligations -guaranteed RMBS	3,043,172	—	3,043,172	42,975	(12,323)	3,073,824
GSE RMBS	3,486,790	—	3,486,790	77,544	(3,321)	3,561,013
Private-label RMBS	140,770	—	140,770	389	(2,062)	139,097
Manufactured housing loan ABS	12,483	—	12,483	—	(1,493)	10,990
Home equity loan ABS	2,047	(228)	1,819	154	(124)	1,849
Total RMBS and ABS	6,685,262	(228)	6,685,034	121,062	(19,323)	6,786,773
Total HTM securities	$6,954,260	$(228)	$6,954,032	$121,582	$(19,323)	$7,056,291

December 31, 2013
GSE debentures	$268,998	$—	$268,998	$399	$—	$269,397
RMBS and ABS:
Other U.S. obligations -guaranteed RMBS	3,119,458	—	3,119,458	45,171	(7,406)	3,157,223
GSE RMBS	3,592,695	—	3,592,695	70,572	(6,554)	3,656,713
Private-label RMBS	150,287	—	150,287	185	(2,663)	147,809
Manufactured housing loan ABS	12,933	—	12,933	—	(1,590)	11,343
Home equity loan ABS	2,120	(241)	1,879	67	(113)	1,833
Total RMBS and ABS	6,877,493	(241)	6,877,252	115,995	(18,326)	6,974,921
Total HTM securities	$7,146,491	$(241)	$7,146,250	$116,394	$(18,326)	$7,244,318

(1)	Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, collection of principal, and, if applicable, OTTI recognized in earnings (credit losses).

(2)	Carrying value of HTM securities represents amortized cost after adjustment for non-credit OTTI recognized in AOCI.

(3)	Gross unrecognized holding gains (losses) represents the difference between estimated fair value and carrying value.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Unrealized Loss Positions. The following table presents impaired HTM securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position. None of our non-MBS were in an unrealized loss position at March 31, 2014 or December 31, 2013.

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
March 31, 2014	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses (1)
RMBS and ABS:
Other U.S. obligations - guaranteed RMBS	$1,062,127	$(4,324)	$711,247	$(7,999)	$1,773,374	$(12,323)
GSE RMBS	1,190,332	(3,321)	—	—	1,190,332	(3,321)
Private-label RMBS	23,903	(224)	46,908	(1,838)	70,811	(2,062)
Manufactured housing loan ABS	—	—	10,990	(1,493)	10,990	(1,493)
Home equity loan ABS	—	—	1,849	(198)	1,849	(198)
Total RMBS and ABS	2,276,362	(7,869)	770,994	(11,528)	3,047,356	(19,397)
Total impaired HTM securities	$2,276,362	$(7,869)	$770,994	$(11,528)	$3,047,356	$(19,397)

December 31, 2013
RMBS and ABS:
Other U.S. obligations - guaranteed RMBS	$1,094,158	$(3,365)	$546,459	$(4,041)	$1,640,617	$(7,406)
GSE RMBS	1,338,255	(6,542)	6,766	(12)	1,345,021	(6,554)
Private-label RMBS	61,059	(561)	58,363	(2,102)	119,422	(2,663)
Manufactured housing loan ABS	—	—	11,343	(1,590)	11,343	(1,590)
Home equity loan ABS	—	—	1,833	(287)	1,833	(287)
Total RMBS and ABS	2,493,472	(10,468)	624,764	(8,032)	3,118,236	(18,500)
Total impaired HTM securities	$2,493,472	$(10,468)	$624,764	$(8,032)	$3,118,236	$(18,500)

(1)
Total unrealized losses on home equity loan ABS does not agree to total gross unrecognized holding losses. Total unrealized losses include non-credit-related OTTI losses recorded in AOCI and gross unrecognized holding gains on previously OTTI securities.

Redemption Terms. The amortized cost, carrying value and estimated fair value of non-MBS HTM securities by contractual maturity are presented below. MBS and ABS are not presented by contractual maturity because their actual maturities will likely differ from contractual maturities as certain borrowers have the right to prepay their obligations with or without prepayment fees.

	March 31, 2014			December 31, 2013
	Amortized	Carrying	Estimated	Amortized	Carrying	Estimated
Year of Contractual Maturity	Cost (1)	Value (2)	Fair Value	Cost (1)	Value (2)	Fair Value
Non-MBS:
Due in one year or less	$168,998	$168,998	$169,245	$—	$—	$—
Due after one year through five years	100,000	100,000	100,273	268,998	268,998	269,397
Total Non-MBS	268,998	268,998	269,518	268,998	268,998	269,397
Total RMBS and ABS	6,685,262	6,685,034	6,786,773	6,877,493	6,877,252	6,974,921
Total HTM securities	$6,954,260	$6,954,032	$7,056,291	$7,146,491	$7,146,250	$7,244,318

(1)	Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, collection of principal, and, if applicable, OTTI recognized in earnings (credit losses).

(2)	Carrying value of HTM securities represents amortized cost after adjustment for non-credit OTTI recognized in AOCI.

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

If either of these conditions is met, we recognize an OTTI loss in earnings equal to the entire difference between the debt security's amortized cost and its estimated fair value as of the Statement of Condition date. For the three months ended March 31, 2013, we recorded an OTTI credit charge of $1,924, representing the entire difference between our amortized cost basis and its estimated fair value, on one security for which we changed our previous intention to hold until recovery of its amortized cost. We did not have any such change in intent during the three months ended March 31, 2014.

For those securities that meet neither of these conditions, we performed a cash flow analysis to determine whether we expect to recover the entire amortized cost of each security. As a result of our analysis, additional OTTI credit losses were recognized for one security for the three months ended March 31, 2014 and no securities for the three months ended March 31, 2013. We determined that the unrealized losses on the remaining private-label RMBS and ABS were temporary as we expect to recover the entire amortized cost.

OTTI - Significant Modeling Assumptions. The FHLBanks' OTTI Governance Committee developed a short-term housing price forecast with projected changes ranging from a decrease of 3% to an increase of 9% over a twelve month period. For the majority of housing markets, the short-term housing price recovery forecast ranges from a decrease of 1% to an increase of 4%. Thereafter, home prices in these markets are projected to recover (or continue to recover) using one of five different recovery paths that vary by housing market.

The following table presents projected home price recovery by month following the short-term housing price forecast.

Months	Recovery Range % (Annualized Rates)
1 - 6	0.0%	–	3.0%
7 - 12	1.0%	–	4.0%
13 - 18	2.0%	–	4.0%
19 - 30	2.0%	–	5.0%
31 - 54	2.0%	–	6.0%
Thereafter	2.3%	–	5.6%

The following table presents the other significant modeling assumptions used to determine the amount of credit loss recognized in earnings for the one security that was determined to be OTTI during the three months ended March 31, 2014. The related current credit enhancement is also presented. Credit enhancement is defined as the percentage of subordinated tranches, excess spread, and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. A credit enhancement percentage of zero reflects a security that has no remaining credit support and is likely to have experienced an actual principal loss. The calculated averages represent the dollar-weighted averages of the private-label RMBS in each category shown. The classification (prime, Alt-A or subprime) is based on the model used to estimate the cash flows for the security, which may not be the same as the classification by the rating agency at the time of origination.

	Significant Modeling Assumptions for OTTI private-label RMBS for the three months ended March 31, 2014
Year of Securitization	Prepayment Rates (1)	Default Rates (1)	Loss Severities (1)	Current Credit Enhancement (1)
Prime - 2006	11.7%	16.1%	40.6%	0.0%

(1)	Weighted Average based on UPB.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents a rollforward of the amounts related to credit losses recognized in earnings. The rollforward excludes accretion of credit losses for securities that have not experienced a significant increase in cash flows.

	Three Months Ended March 31,
Credit Loss Rollforward	2014	2013
Balance at beginning of period	$72,287	$109,169
Additions:
Additional credit losses for which OTTI was previously recognized (1)	170	1,924
Reductions:
Unamortized life-to-date credit losses on security that we intend to sell before recovery of its amortized cost basis	—	(8,300)
Balance at end of period	$72,457	$102,793

(1)	Relates to all securities that were impaired prior to January 1, 2014 and 2013.

The following table presents the March 31, 2014 classification and balances of OTTI securities impaired prior to that date (i.e., life-to-date) but not necessarily as of that date. Securities are classified based on the originator's classification at the time of origination or based on the classification by the NRSROs upon issuance. Because there is no universally accepted definition of prime, Alt-A or subprime underwriting standards, such classifications are subjective.

	March 31, 2014
	HTM Securities				AFS Securities
OTTI Life-to-Date	UPB	Amortized Cost	Carrying Value	Estimated Fair Value	UPB	Amortized Cost	Estimated Fair Value
Private-label RMBS - prime	$—	$—	$—	$—	$492,643	$425,671	$455,812
Home equity loan ABS - subprime	862	828	600	754	—	—	—
Total OTTI securities	$862	$828	$600	$754	$492,643	$425,671	$455,812

OTTI Evaluation Process and Results - All Other AFS and HTM Securities.

Other U.S. and GSE Obligations and TVA Debentures. For other U.S. obligations, GSE obligations, and TVA debentures, we determined that, based on current expectations, the strength of the issuers' guarantees through direct obligations of, or support from, the United States government is sufficient to protect us from any losses. As a result, all of the gross unrealized losses as of March 31, 2014 are considered temporary.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 6 - Advances

We had Advances outstanding, as presented below by year of contractual maturity, with interest rates ranging from 0% to 8.34%.

	March 31, 2014		December 31, 2013
Year of Contractual Maturity	Amount	WAIR %	Amount	WAIR %
Overdrawn demand and overnight deposit accounts	$81	2.42	$1,092	2.50
Due in 1 year or less	5,638,359	0.52	5,952,161	0.58
Due after 1 year through 2 years	2,008,062	2.27	1,695,355	2.61
Due after 2 years through 3 years	2,215,458	1.91	2,289,954	1.59
Due after 3 years through 4 years	2,524,622	1.72	2,190,551	1.86
Due after 4 years through 5 years	1,366,686	2.30	1,803,488	2.17
Thereafter	3,175,334	1.81	3,199,181	1.93
Total Advances, par value	16,928,602	1.48	17,131,782	1.50
Fair-value hedging adjustments	174,114		181,211
Unamortized swap termination fees associated with modified Advances, net of deferred prepayment fees	25,787		24,425
Total Advances	$17,128,503		$17,337,418

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

	Three Months Ended March 31,
Recognized prepayment/termination fees	2014	2013
Prepayment fees on Advances	$1,396	$5,648
Associated swap termination fees	(347)	(4,666)
Prepayment Fees on Advances, net	$1,049	$982

The following table presents deferred Advance prepayment fees and deferred swap termination fees associated with those Advance prepayments:

	Three Months Ended March 31,
Deferred prepayment/termination fees	2014	2013
Deferred prepayment fees on Advances	$—	$7,231
Deferred associated swap termination fees	—	(5,407)
Deferred prepayment fees on Advances, net	$—	$1,824

At March 31, 2014 and December 31, 2013, we had $3.8 billion and $4.1 billion, respectively, of Advances that can be prepaid without incurring prepayment or termination fees. All other Advances may only be prepaid by paying a fee that is sufficient to make us financially indifferent to the prepayment of the Advance.

At March 31, 2014 and December 31, 2013, we had putable Advances outstanding totaling $180,000 and $188,000, respectively. We had no convertible Advances outstanding at March 31, 2014 or December 31, 2013.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents Advances by the earlier of the year of contractual maturity or the next call date and next put date:

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Put Date
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Overdrawn demand and overnight deposit accounts	$81	$1,092	$81	$1,092
Due in 1 year or less	8,148,724	8,312,526	5,812,359	6,128,161
Due after 1 year through 2 years	1,799,812	1,572,105	1,996,562	1,683,855
Due after 2 years through 3 years	2,484,458	2,293,954	2,175,458	2,259,954
Due after 3 years through 4 years	2,221,872	2,052,801	2,427,122	2,091,051
Due after 4 years through 5 years	1,186,686	1,653,488	1,341,686	1,768,488
Thereafter	1,086,969	1,245,816	3,175,334	3,199,181
Total Advances, par value	$16,928,602	$17,131,782	$16,928,602	$17,131,782

Credit Risk Exposure and Security Terms. At March 31, 2014 and December 31, 2013, we had a total of $6.5 billion and $5.3 billion, respectively, of Advances outstanding, at par, to single borrowers with balances that were greater than or equal to $1.0 billion. These Advances, representing 38% and 31%, respectively, of total Advances at par outstanding on those dates, were made to four and three borrowers, respectively. At March 31, 2014 and December 31, 2013, we held $14.7 billion and $10.1 billion, respectively, of UPB of collateral to cover the Advances to these borrowers.

See Note 8 - Allowance for Credit Losses for information related to credit risk on Advances and allowance methodology for credit losses.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 7 - Mortgage Loans Held for Portfolio

The following tables present information on Mortgage Loans Held for Portfolio:

	March 31, 2014
Term	MPP	MPF	Total
Fixed-rate long-term mortgages	$4,534,420	$460,307	$4,994,727
Fixed-rate medium-term (1) mortgages	987,600	86,887	1,074,487
Total Mortgage Loans Held for Portfolio, UPB	5,522,020	547,194	6,069,214
Unamortized premiums	105,729	10,572	116,301
Unamortized discounts	(10,533)	(281)	(10,814)
Fair-value hedging adjustments	4,322	(505)	3,817
Allowance for loan losses	(3,000)	(500)	(3,500)
Total Mortgage Loans Held for Portfolio, net	$5,618,538	$556,480	$6,175,018

	December 31, 2013
Term	MPP	MPF	Total
Fixed-rate long-term mortgages	$4,528,804	$457,128	$4,985,932
Fixed-rate medium-term (1) mortgages	1,012,587	86,914	1,099,501
Total Mortgage Loans Held for Portfolio, UPB	5,541,391	544,042	6,085,433
Unamortized premiums	106,346	10,917	117,263
Unamortized discounts	(11,942)	(288)	(12,230)
Fair-value hedging adjustments	4,374	(536)	3,838
Allowance for loan losses	(4,000)	(500)	(4,500)
Total Mortgage Loans Held for Portfolio, net	$5,636,169	$553,635	$6,189,804

(1)	Medium-term is defined as a term of 15 years or less at origination.

	March 31, 2014
Type	MPP	MPF	Total
Conventional	$4,812,741	$438,240	$5,250,981
Government	709,279	108,954	818,233
Total Mortgage Loans Held for Portfolio, UPB	$5,522,020	$547,194	$6,069,214

	December 31, 2013
Type	MPP	MPF	Total
Conventional	$4,804,298	$435,996	$5,240,294
Government	737,093	108,046	845,139
Total Mortgage Loans Held for Portfolio, UPB	$5,541,391	$544,042	$6,085,433

For information related to our credit risk on mortgage loans and allowance for loan losses, see Note 8 - Allowance for Credit Losses.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 8 - Allowance for Credit Losses

We have established an allowance methodology for each of our portfolio segments: credit products (Advances, letters of credit, and other extensions of credit to members); term securities purchased under agreements to resell; term federal funds sold; government-guaranteed or insured Mortgage Loans Held for Portfolio; and conventional Mortgage Loans Held for Portfolio. A description of the allowance methodologies for our portfolio segments as well as our policy for impairing financing receivables, placing them on non-accrual status, and charging them off when necessary is disclosed in Note 1 - Summary of Significant Accounting Policies and Note 9 - Allowance for Credit Losses in our 2013 Form 10-K .

Credit Products. Using a risk-based approach, we consider the amount and quality of the collateral pledged and the borrower's financial condition to be indicators of credit quality on the borrower's credit products. At March 31, 2014 and December 31, 2013, we had rights to collateral on a member-by-member basis with an estimated value in excess of our outstanding extensions of credit.

At March 31, 2014 and December 31, 2013, we did not have any credit products that were past due, on non-accrual status, or considered impaired. In addition, based upon the collateral held as security, our credit extension and collateral policies, our credit analysis and the repayment history on credit products, we have not recorded any allowance for credit losses on credit products.

At March 31, 2014 and December 31, 2013, no liability to reflect an allowance for credit losses for off-balance sheet credit exposures was recorded. For additional information about off-balance sheet credit exposure, see Note 17 - Commitments and Contingencies.

Mortgage Loans.

Credit Enhancements.

MPP Credit Enhancements. The following table presents the impact of credit enhancements on the allowance:

MPP Credit Waterfall	March 31, 2014	December 31, 2013
Estimated losses remaining after borrower's equity, before credit enhancements	$29,039	$31,523
Portion of estimated losses recoverable from PMI	(4,763)	(4,922)
Portion of estimated losses recoverable from LRA	(5,218)	(5,072)
Portion of estimated losses recoverable from SMI	(16,787)	(18,740)
Allowance for unrecoverable PMI/SMI	729	1,211
Allowance for MPP loan losses	$3,000	$4,000

The following table presents the activity in the LRA:

	Three Months Ended March 31,
LRA Activity	2014	2013
Balance of LRA, beginning of period	$45,330	$33,693
Additions	2,426	4,481
Claims paid	(636)	(959)
Distributions	(162)	(93)
Balance of LRA, end of period	$46,958	$37,122

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

MPF Credit Enhancements. CE Fees paid to PFIs were $102 and $46 for the three months ended March 31, 2014 and 2013, respectively.

If losses occur in a master commitment, these losses will either be: (i) recovered through the withholding of future performance-based CE Fees from the PFI or (ii) absorbed by us in the FLA. As of March 31, 2014 and December 31, 2013, our exposure under the FLA was $3,389 and $3,338, respectively, with CE Obligations available to cover losses in excess of the FLA totaling $26,851 and $26,284, respectively. Any estimated losses that would be absorbed by the CE Obligation are not reserved for as part of our allowance for loan losses. Accordingly, the calculated allowance was reduced by $152 and $142 as of March 31, 2014 and December 31, 2013, respectively, for the amount in excess of the FLA to be covered by PFIs’ CE Obligations. As of March 31, 2014 and December 31, 2013, the resulting allowance for MPF loan losses was $500.

Allowance for Loan Losses on Mortgage Loans. The tables below present a rollforward of our allowance for loan losses, the allowance for loan losses by impairment methodology, and the recorded investment in mortgage loans by impairment methodology.

	MPP	MPF
Rollforward of Allowance	Conventional	Conventional	Total
Allowance for loan losses, December 31, 2013	$4,000	$500	$4,500
Charge-offs and recoveries	(287)	(9)	(296)
Provision for (reversal of) loan losses	(713)	9	(704)
Allowance for loan losses, March 31, 2014	$3,000	$500	$3,500

Allowance for loan losses, December 31, 2012	$9,850	$150	$10,000
Charge-offs and recoveries	(394)	—	(394)
Provision for (reversal of) loan losses	(4,456)	100	(4,356)
Allowance for loan losses, March 31, 2013	$5,000	$250	$5,250

	MPP	MPF
Allowance for Loan Losses, March 31, 2014	Conventional	Conventional	Total
Loans collectively evaluated for impairment	$2,104	$500	$2,604
Loans individually evaluated for impairment (1)	896	—	896
Total allowance for loan losses	$3,000	$500	$3,500

Allowance for Loan Losses, December 31, 2013
Loans collectively evaluated for impairment	$3,065	$500	$3,565
Loans individually evaluated for impairment (1)	935	—	935
Total allowance for loan losses	$4,000	$500	$4,500

Recorded Investment, March 31, 2014
Loans collectively evaluated for impairment	$4,893,395	$448,905	$5,342,300
Loans individually evaluated for impairment (1)	18,979	—	18,979
Total recorded investment	$4,912,374	$448,905	$5,361,279

Recorded Investment, December 31, 2013
Loans collectively evaluated for impairment	$4,883,419	$446,796	$5,330,215
Loans individually evaluated for impairment (1)	18,355	—	18,355
Total recorded investment	$4,901,774	$446,796	$5,348,570

(1)
The recorded investment in our MPP conventional loans individually evaluated for impairment excludes potential claims by servicers as of March 31, 2014 and December 31, 2013 for any losses resulting from past or future liquidations of the underlying properties on $12,171 and $13,976, respectively, of principal that was previously paid in full by the servicers. However, the MPP conventional loan allowance for loan losses includes $849 and $895 for these potential claims as of March 31, 2014 and December 31, 2013, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Credit Quality Indicators. The tables below present our key credit quality indicators for mortgage loans:

	MPP		MPF
Mortgage Loans Held for Portfolio as of March 31, 2014	Conventional	FHA	Conventional	Government	Total
Past due 30-59 days	$48,889	$29,033	$291	$1,271	$79,484
Past due 60-89 days	13,481	7,893	1	543	21,918
Past due 90 days or more	68,353	3,920	1	58	72,332
Total past due	130,723	40,846	293	1,872	173,734
Total current	4,781,651	689,566	448,612	108,882	6,028,711
Total mortgage loans, recorded investment	4,912,374	730,412	448,905	110,754	6,202,445
Net unamortized premiums	(77,459)	(17,737)	(8,894)	(1,397)	(105,487)
Fair-value hedging adjustments	(3,590)	(732)	457	48	(3,817)
Accrued interest receivable	(18,584)	(2,664)	(2,228)	(451)	(23,927)
Total Mortgage Loans Held for Portfolio, UPB	$4,812,741	$709,279	$438,240	$108,954	$6,069,214

Other Delinquency Statistics as of March 31, 2014
In process of foreclosure, included above (1)	$44,739	$—	$—	$—	$44,739
Serious delinquency rate (2)	1.39%	0.54%	—%	0.05%	1.17%
Past due 90 days or more still accruing interest (3)	$67,626	$3,920	$—	$58	$71,604
On non-accrual status	1,385	—	1	—	1,386

	MPP		MPF
Mortgage Loans Held for Portfolio as of December 31, 2013	Conventional	FHA	Conventional	Government	Total
Past due 30-59 days	$55,615	$38,963	$179	$382	$95,139
Past due 60-89 days	18,203	7,438	1	555	26,197
Past due 90 days or more	76,611	4,234	130	—	80,975
Total past due	150,429	50,635	310	937	202,311
Total current	4,751,345	709,032	446,486	109,010	6,015,873
Total mortgage loans, recorded investment	4,901,774	759,667	446,796	109,947	6,218,184
Net unamortized premiums	(75,381)	(19,023)	(9,126)	(1,503)	(105,033)
Fair-value hedging adjustments	(3,593)	(781)	488	48	(3,838)
Accrued interest receivable	(18,502)	(2,770)	(2,162)	(446)	(23,880)
Total Mortgage Loans Held for Portfolio, UPB	$4,804,298	$737,093	$435,996	$108,046	$6,085,433

Other Delinquency Statistics as of December 31, 2013
In process of foreclosure, included above (1)	$47,970	$—	$—	$—	$47,970
Serious delinquency rate (2)	1.56%	0.56%	0.03%	—%	1.30%
Past due 90 days or more still accruing interest (3)	$76,099	$4,234	$—	$—	$80,333
On non-accrual status	1,174	—	130	—	1,304

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

Troubled Debt Restructurings. The table below presents the recorded investment of the performing and non-performing TDRs. Non-performing represents loans on non-accrual status only.

	March 31, 2014			December 31, 2013
Recorded Investment	Performing	Non-Performing	Total	Performing	Non-Performing	Total
MPP conventional loans	$17,820	$1,159	$18,979	$17,407	$948	$18,355

The tables below present the pre- and post-modification amounts, which represent the amount of recorded investment as of the date the loans were modified.

	Three Months Ended March 31, 2014
Troubled Debt Restructurings at Modification Date	Pre-Modification	Post-Modification
MPP conventional loans	$1,259	$1,332

	Three Months Ended March 31, 2013
Troubled Debt Restructurings at Modification Date	Pre-Modification	Post-Modification
MPP conventional loans	$771	$834

During the three months ended March 31, 2014 and 2013, certain conventional MPP loans classified as TDRs within the previous 12 months experienced a payment default. A borrower is considered to have defaulted on a TDR if the borrower's contractually due principal or interest is 60 days or more past due at any time during the period presented. The recorded investment of certain conventional MPP loans classified as TDRs within the previous 12 months that experienced a payment default was $96 and $1,059 for the three months ended March 31, 2014 and 2013, respectively. For purposes of this disclosure, only the initial default was included; however, a loan can experience another payment default in a subsequent period.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

A loan considered to be a TDR is individually evaluated for impairment when determining its related allowance for loan loss. Credit loss is measured by factoring in expected cash shortfalls as of the reporting date. The tables below present the impaired conventional loans individually evaluated for impairment. The first table presents the recorded investment, UPB and related allowance associated with these loans, while the next tables present the average recorded investment of individually impaired loans and related interest income recognized.

	March 31, 2014			December 31, 2013
Individually Evaluated Impaired Loans	Recorded Investment	UPB	Related Allowance for Loan Losses	Recorded Investment	UPB	Related Allowance for Loan Losses
MPP conventional loans without allowance for loan losses (1)	$17,820	$17,662	$—	$17,407	$17,239	$—
MPP conventional loans with allowance for loan losses	1,159	1,138	47	948	928	40
Total	$18,979	$18,800	$47	$18,355	$18,167	$40

(1)
No allowance for loan losses was recorded on these impaired loans after consideration of the underlying loan-specific attribute data, estimated liquidation value of real estate collateral held, estimated costs associated with maintaining and disposing of the collateral, and credit enhancements.

	Three Months Ended March 31, 2014
Individually Evaluated Impaired Loans	Average Recorded Investment	Interest Income Recognized
MPP conventional loans without allowance for loan losses	$17,505	$255
MPP conventional loans with allowance for loan losses	1,162	16
Total	$18,667	$271

	Three Months Ended March 31, 2013
Individually Evaluated Impaired Loans	Average Recorded Investment	Interest Income Recognized
MPP conventional loans without allowance for loan losses	$14,452	$207
MPP conventional loans with allowance for loan losses	2,033	31
Total	$16,485	$238

There were no MPF TDRs during the three months ended March 31, 2014 or 2013.

Real Estate Owned. We had $117 and $0 of MPF REO recorded in Other Assets on the Statement of Condition at March 31, 2014 and December 31, 2013, respectively.

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

	Notional	Estimated Fair Value	Estimated Fair Value
	Amount of	of Derivative	of Derivative
March 31, 2014	Derivatives	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest-rate swaps (1)	$27,627,657	$106,960	$479,700
Total derivatives designated as hedging instruments	27,627,657	106,960	479,700
Derivatives not designated as hedging instruments:
Interest-rate swaps	1,220,000	341	2,440
Interest-rate caps/floors	340,500	865	—
Interest-rate futures/forwards	68,700	162	12
MDCs	69,675	79	158
Total derivatives not designated as hedging instruments	1,698,875	1,447	2,610
Total derivatives before adjustments	$29,326,532	108,407	482,310
Netting adjustments		(102,076)	(102,076)
Cash collateral and related accrued interest		302	(265,583)
Total adjustments (2)		(101,774)	(367,659)
Total derivatives, net		$6,633	$114,651

December 31, 2013
Derivatives designated as hedging instruments:
Interest-rate swaps	$26,758,882	$125,431	$540,995
Total derivatives designated as hedging instruments	26,758,882	125,431	540,995
Derivatives not designated as hedging instruments:
Interest-rate swaps	2,344,743	823	5,706
Interest-rate caps/floors	340,500	1,327	—
Interest-rate futures/forwards	61,300	233	11
MDCs	58,797	12	246
Total derivatives not designated as hedging instruments	2,805,340	2,395	5,963
Total derivatives before adjustments	$29,564,222	127,826	546,958
Netting adjustments		(119,488)	(119,488)
Cash collateral and related accrued interest		(1,124)	(317,726)
Total adjustments (2)		(120,612)	(437,214)
Total derivatives, net		$7,214	$109,744

(1)	Includes all cleared derivatives.

(2)
Amounts represent the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty.

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

	March 31, 2014		December 31, 2013
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount
Bilateral derivatives	$103,700	$479,198	$122,411	$544,014
Cleared derivatives	4,466	2,942	5,170	2,687
Total gross recognized amount	108,166	482,140	127,581	546,701
Gross amounts of netting adjustments and cash collateral
Bilateral derivatives	(102,997)	(364,717)	(121,425)	(434,527)
Cleared derivatives	1,223	(2,942)	813	(2,687)
Total gross amounts of netting adjustments and cash collateral	(101,774)	(367,659)	(120,612)	(437,214)
Net amounts after netting adjustments and cash collateral
Bilateral derivatives	703	114,481	986	109,487
Cleared derivatives	5,689	—	5,983	—
Total net amounts after netting adjustments and cash collateral	6,392	114,481	6,969	109,487
Derivative instruments not meeting netting requirements (1)	241	170	245	257
Total derivatives, at estimated fair value	$6,633	$114,651	$7,214	$109,744

(1)	Includes MDCs and certain interest-rate futures or forwards.

The following table presents the components of Net Gains (Losses) on Derivatives and Hedging Activities reported in Other Income (Loss):

	Three Months Ended March 31,
Type of Hedge	2014	2013
Net gain (loss) related to fair-value hedge ineffectiveness:
Interest-rate swaps	$(611)	$(4,402)
Total net gain (loss) related to fair-value hedge ineffectiveness	(611)	(4,402)
Net gain (loss) on derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	1,343	3,898
Interest-rate caps/floors	(462)	33
Interest-rate futures/forwards	(725)	821
Net interest settlements	2,725	(3,226)
MDCs	698	(896)
Total net gain (loss) on derivatives not designated as hedging instruments	3,579	630
Net Gains (Losses) on Derivatives and Hedging Activities	$2,968	$(3,772)

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedging relationships and the effect of those derivatives on Net Interest Income:

	Gain (Loss)	Gain (Loss)	Net Fair-	Effect on
	on	on Hedged	Value Hedge	Net Interest
Three Months Ended March 31, 2014	Derivative	Item	Ineffectiveness	Income (1)
Advances	$(1,303)	$2,408	$1,105	$(36,417)
AFS securities	1,234	(1,060)	174	(21,806)
CO Bonds	24,672	(26,562)	(1,890)	18,562
Total	$24,603	$(25,214)	$(611)	$(39,661)

Three Months Ended March 31, 2013
Advances	$57,886	$(56,489)	$1,397	$(56,578)
AFS securities	30,277	(32,223)	(1,946)	(21,426)
CO Bonds	(36,939)	33,086	(3,853)	22,840
Total	$51,224	$(55,626)	$(4,402)	$(55,164)

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

For our bilateral derivatives, we have credit support agreements that contain provisions requiring us to post additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating is lowered by an NRSRO, we could be required to deliver additional collateral on bilateral derivative instruments in net liability positions. The aggregate estimated fair value of all bilateral derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest on cash collateral) at March 31, 2014 was $380,011 for which we have posted collateral, including accrued interest, with an estimated fair value of $265,530 in the normal course of business. In addition, we held other derivative instruments in a net liability position of $170 that are not subject to credit support agreements containing credit-risk related contingent features. If our credit rating had been lowered by an NRSRO (from an S&P equivalent of AA+ to AA), we could have been required to deliver up to an additional $5,880 of collateral (at estimated fair value) to our bilateral derivative counterparties at March 31, 2014.

For cleared derivatives, the Clearinghouse determines initial margin requirements, and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. We were not required to post additional initial margin by our clearing agents at March 31, 2014.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 10 - Deposits

The following table presents Interest-Bearing and Non-Interest-Bearing Deposits:

Type of Deposits	March 31, 2014	December 31, 2013
Interest-Bearing:
Demand and overnight	$889,918	$794,056
Time	2,400	3,000
Other	1	8
Total Interest-Bearing	892,319	797,064
Non-Interest-Bearing:
Demand (1)	250,121	253,364
Other (2)	26,332	16,204
Total Non-Interest Bearing	276,453	269,568
Total Deposits	$1,168,772	$1,066,632

(1)	Represents principal and interest custodial accounts transferred to our Bank by a member for GSE remittance payments.

(2)	Includes pass-through deposit reserves from members.

Note 11 - Consolidated Obligations

Although we are primarily liable for our portion of Consolidated Obligations (i.e., those issued on our behalf), we are also jointly and severally liable with the other 11 FHLBanks for the payment of the principal and interest on all Consolidated Obligations of each of the FHLBanks. The par values of the 12 FHLBanks' outstanding Consolidated Obligations totaled $753.9 billion and $766.8 billion at March 31, 2014 and December 31, 2013, respectively.

Discount Notes. Our participation in Discount Notes, all of which are due within one year of issuance, was as follows:

Discount Notes	March 31, 2014	December 31, 2013
Book value	$6,417,540	$7,434,890
Par value	6,418,390	7,435,940

Weighted average effective interest rate	0.11%	0.12%

CO Bonds. The following table presents our participation in CO Bonds outstanding:

	March 31, 2014		December 31, 2013
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$11,649,000	0.45	$12,459,650	0.43
Due after 1 year through 2 years	1,831,200	1.31	1,940,550	1.27
Due after 2 years through 3 years	1,588,100	1.63	1,359,400	1.93
Due after 3 years through 4 years	2,054,750	1.89	1,539,200	2.08
Due after 4 years through 5 years	1,475,850	1.70	1,690,100	1.56
Thereafter	7,626,700	2.94	7,654,200	2.92
Total CO Bonds, par value	26,225,600	1.49	26,643,100	1.45
Unamortized premiums	29,519		32,455
Unamortized discounts	(15,703)		(16,031)
Fair-value hedging adjustments	(48,847)		(75,599)
Total CO Bonds	$26,190,569		$26,583,925

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following tables present our participation in CO Bonds outstanding by redemption feature and contractual maturity or next call date:

Redemption Feature	March 31, 2014	December 31, 2013
Non-callable / non-putable	$17,140,600	$17,677,100
Callable	9,085,000	8,966,000
Total CO Bonds, par value	$26,225,600	$26,643,100

Year of Contractual Maturity or Next Call Date	March 31, 2014	December 31, 2013
Due in 1 year or less	$20,709,000	$20,900,650
Due after 1 year through 2 years	1,498,200	1,583,550
Due after 2 years through 3 years	784,100	954,400
Due after 3 years through 4 years	682,750	649,200
Due after 4 years through 5 years	324,850	283,100
Thereafter	2,226,700	2,272,200
Total CO Bonds, par value	$26,225,600	$26,643,100

Note 12 - Affordable Housing Program

The following table summarizes the activity in our AHP funding obligation:

	Three Months Ended March 31,
AHP Activity	2014	2013
Balance at beginning of period	$42,778	$34,362
Assessment (expense)	3,808	4,650
Subsidy usage, net (1)	(3,456)	(1,845)
Balance at end of period	$43,130	$37,167

(1)	Subsidies disbursed are reported net of returns/recaptures of previously disbursed subsidies.

Note 13 - Capital

We are subject to capital requirements under our capital plan and the Finance Agency rules and regulations as disclosed in Note 16 - Capital in our 2013 Form 10-K. As presented in the following table, we were in compliance with the Finance Agency's capital requirements at March 31, 2014 and December 31, 2013. For regulatory purposes, AOCI is not considered capital; MRCS, however, is considered capital.

	March 31, 2014		December 31, 2013
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$697,091	$2,396,089	$764,917	$2,378,670

Regulatory permanent capital-to-asset ratio	4.00%	6.56%	4.00%	6.30%
Regulatory permanent capital	$1,460,860	$2,396,089	$1,511,448	$2,378,670

Leverage ratio	5.00%	9.84%	5.00%	9.44%
Leverage capital	$1,826,075	$3,594,134	$1,889,310	$3,568,005

Mandatorily Redeemable Capital Stock. At March 31, 2014 and December 31, 2013, we had $16,786 and $16,787, respectively, in capital stock subject to mandatory redemption, which is classified as a liability in the Statement of Condition. There were seven former members holding MRCS at March 31, 2014 and December 31, 2013.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents the activity in MRCS:

	Three Months Ended March 31,
MRCS Activity	2014	2013
Liability at beginning of period	$16,787	$450,716
Redemptions/repurchases	(1)	(290,217)
Liability at end of period	$16,786	$160,499

During the three months ended March 31, 2013, we repurchased $250,000 of excess stock under a redemption request held by shareholders that are former members (or their successors-in-interest). In addition, we redeemed $40,217 of excess stock held by former members because the stock had reached the end of its five-year redemption period.

The following table presents the distributions on MRCS:

	Three Months Ended March 31,
MRCS Distributions	2014	2013
Recorded as Interest Expense	$610	$2,408
Total	$610	$2,408

Excess Capital Stock. Excess capital stock is defined as the amount of stock held by a member or former member in excess of that institution's minimum stock requirement. Finance Agency rules limit the ability of an FHLBank to create member excess stock under certain circumstances, including when excess stock exceeds 1% of Total Assets or if the issuance of excess stock would cause excess stock to exceed 1% of Total Assets. Our excess stock totaled $541,468 at March 31, 2014, which equaled approximately 1.5% of our Total Assets. Therefore, we are currently not permitted to issue new excess stock to members or distribute stock dividends.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 14 - Accumulated Other Comprehensive Income (Loss)

The following table presents a summary of the changes in the components of AOCI.

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities (Note 3)	Non-Credit OTTI on AFS Securities (Notes 3 and 5)	Non-Credit OTTI on HTM Securities (Notes 4 and 5)	Pension Benefits	Total AOCI
Balance, December 31, 2012	$12,335	$(9,684)	$(312)	$(12,397)	$(10,058)
OCI before reclassifications:
Net change in unrealized gains (losses)	16,935	17,500	—	—	34,435
Net change in fair value	—	15,838	—	—	15,838
Accretion of non-credit loss	—	—	20	—	20
Reclassifications from OCI to Net Income:
Non-credit portion of OTTI losses	—	1,924	—	—	1,924
Pension Benefits	—	—	—	427	427
Total Other Comprehensive Income (Loss)	16,935	35,262	20	427	52,644
Balance, March 31, 2013	$29,270	$25,578	$(292)	$(11,970)	$42,586

Balance, December 31, 2013	$317	$25,936	$(241)	$(4,292)	$21,720
OCI before reclassifications:
Net change in unrealized gains (losses)	12,039	4,254	—	—	16,293
Net change in fair value	—	(219)	—	—	(219)
Accretion of non-credit loss	—	—	13	—	13
Reclassifications from OCI to Net Income:
Non-credit portion of OTTI losses	—	170	—	—	170
Pension Benefits	—	—	—	136	136
Total Other Comprehensive Income (Loss)	12,039	4,205	13	136	16,393
Balance, March 31, 2014	$12,356	$30,141	$(228)	$(4,156)	$38,113

Note 15 - Segment Information

The following table presents our financial performance by operating segment:

Three Months Ended March 31, 2014	Traditional	Mortgage Loans	Total
Net Interest Income	$30,998	$15,780	$46,778
Provision for (Reversal of) Credit Losses	—	(704)	(704)
Other Income (Loss)	5,883	2	5,885
Other Expenses	13,782	2,117	15,899
Income Before Assessments	23,099	14,369	37,468
Affordable Housing Program Assessments	2,371	1,437	3,808
Net Income	$20,728	$12,932	$33,660

Three Months Ended March 31, 2013
Net Interest Income	$38,464	$21,488	$59,952
Provision for (Reversal of) Credit Losses	—	(4,356)	(4,356)
Other Income (Loss)	(4,923)	(75)	(4,998)
Other Expenses	13,818	1,397	15,215
Income Before Assessments	19,723	24,372	44,095
Affordable Housing Program Assessments	2,213	2,437	4,650
Net Income	$17,510	$21,935	$39,445

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents asset balances by operating segment:

By Date	Traditional	Mortgage Loans	Total
March 31, 2014	$30,346,490	$6,175,018	$36,521,508
December 31, 2013	31,596,386	6,189,804	37,786,190

Note 16 - Estimated Fair Values

We review the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the inputs may result in a reclassification of certain assets or liabilities. Such reclassifications are reported as transfers in/out at estimated fair value as of the beginning of the quarter in which the changes occur. As described below, we reclassified six AFS securities from Level 3 to Level 2 during the three months ended March 31, 2013. There were no such reclassifications during the three months ended March 31, 2014.

The following tables present the carrying value and estimated fair value of each of our financial instruments. The total of the estimated fair values does not represent an estimate of our overall market value as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities among other considerations.

	March 31, 2014
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustment (1)
Assets:
Cash and Due from Banks	$961,511	$961,511	$961,511	$—	$—	$—
Interest-Bearing Deposits	495	495	—	495	—	—
Securities Purchased Under Agreements to Resell	1,300,000	1,300,000	—	1,300,000	—	—
Federal Funds Sold	225,000	225,000	—	225,000	—	—
AFS Securities	3,627,253	3,627,253	—	3,171,441	455,812	—
HTM Securities	6,954,032	7,056,291	—	6,904,355	151,936	—
Advances	17,128,503	17,227,789	—	17,227,789	—	—
Mortgage Loans Held for Portfolio, net	6,175,018	6,304,678	—	6,263,653	41,025	—
Accrued Interest Receivable	77,405	77,405	—	77,405	—	—
Derivative Assets, net	6,633	6,633	—	108,407	—	(101,774)
Grantor Trust Assets (included in Other Assets)	12,598	12,598	12,598	—	—	—

Liabilities:
Deposits	1,168,772	1,168,772	—	1,168,772	—	—
Consolidated Obligations:
Discount Notes	6,417,540	6,418,390	—	6,418,390	—	—
CO Bonds	26,190,569	26,336,601	—	26,336,601	—	—
Accrued Interest Payable	85,681	85,681	—	85,681	—	—
Derivative Liabilities, net	114,651	114,651	—	482,310	—	(367,659)
MRCS	16,786	16,786	16,786	—	—	—

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

	December 31, 2013
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustment (1)
Assets:
Cash and Due from Banks	$3,318,564	$3,318,564	$3,318,564	$—	$—	$—
Interest-Bearing Deposits	485	485	—	485	—	—
Securities Purchased Under Agreements to Resell	—	—	—	—	—	—
Federal Funds Sold	—	—	—	—	—	—
AFS Securities	3,632,835	3,632,835	—	3,163,150	469,685	—
HTM Securities	7,146,250	7,244,318	—	7,083,333	160,985	—
Advances	17,337,418	17,428,710	—	17,428,710	—	—
Mortgage Loans Held for Portfolio, net	6,189,804	6,272,905	—	6,228,216	44,689	—
Accrued Interest Receivable	79,072	79,072	—	79,072	—	—
Derivative Assets, net	7,214	7,214	—	127,826	—	(120,612)
Grantor Trust Assets (included in Other Assets)	12,483	12,483	12,483	—	—	—

Liabilities:
Deposits	1,066,632	1,066,632	—	1,066,632	—	—
Consolidated Obligations:
Discount Notes	7,434,890	7,435,940	—	7,435,940	—	—
CO Bonds	26,583,925	26,503,918	—	26,503,918	—	—
Accrued Interest Payable	80,757	80,757	—	80,757	—	—
Derivative Liabilities, net	109,744	109,744	—	546,958	—	(437,214)
MRCS	16,787	16,787	16,787	—	—	—

(1)
Amounts represent the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty.

Summary of Valuation Techniques and Significant Inputs. A description of the valuation techniques, significant inputs, and levels of fair value hierarchy is disclosed in Note 20 - Estimated Fair Values in our 2013 Form 10-K. No changes have been made in the current year, except as disclosed below.

Real Estate Owned. The fair value of REO at March 31, 2014 is estimated on a non-recurring basis using a current property value from an NRSRO model adjusted for estimated selling costs and expected PMI proceeds.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Estimated Fair Value Measurements. The following tables present by level within the fair value hierarchy the estimated fair value of our financial assets and liabilities that are recorded at estimated fair value on a recurring or non-recurring basis on our Statement of Condition. We did not have any financial assets or liabilities recorded at estimated fair value on a non-recurring basis on our Statement of Condition as of December 31, 2013.

					Netting
March 31, 2014	Total	Level 1	Level 2	Level 3	Adjustment (1)
AFS Securities:
GSE and TVA debentures	$3,171,441	$—	$3,171,441	$—	$—
Private-label RMBS	455,812	—	—	455,812	—
Total AFS Securities	3,627,253	—	3,171,441	455,812	—
Derivative Assets:
Interest-rate related	6,392	—	108,166	—	(101,774)
Interest-rate futures/forwards	162	—	162	—	—
MDCs	79	—	79	—	—
Total Derivative Assets, net	6,633	—	108,407	—	(101,774)
Grantor Trust Assets (included in Other Assets)	12,598	12,598	—	—	—
Total recurring assets at estimated fair value	$3,646,484	$12,598	$3,279,848	$455,812	$(101,774)

Derivative Liabilities:
Interest-rate related	$114,481	$—	$482,140	$—	$(367,659)
Interest-rate futures/forwards	12	—	12	—	—
MDCs	158	—	158	—	—
Total Derivative Liabilities, net	114,651	—	482,310	—	(367,659)
Total recurring liabilities at estimated fair value	$114,651	$—	$482,310	$—	$(367,659)

REO (2)	117	—	—	117	—
Total non-recurring assets at estimated fair value	$117	$—	$—	$117	$—

December 31, 2013
AFS Securities:
GSE and TVA debentures	$3,163,150	$—	$3,163,150	$—	$—
Private-label RMBS	469,685	—	—	469,685	—
Total AFS Securities	3,632,835	—	3,163,150	469,685	—
Derivative Assets:
Interest-rate related	6,969	—	127,581	—	(120,612)
Interest-rate futures/forwards	233	—	233	—	—
MDCs	12	—	12	—	—
Total Derivative Assets, net	7,214	—	127,826	—	(120,612)
Grantor Trust Assets (included in Other Assets)	12,483	12,483	—	—	—
Total recurring assets at estimated fair value	$3,652,532	$12,483	$3,290,976	$469,685	$(120,612)

Derivative Liabilities:
Interest-rate related	$109,487	$—	$546,701	$—	$(437,214)
Interest-rate futures/forwards	11	—	11	—	—
MDCs	246	—	246	—	—
Total Derivative Liabilities, net	109,744	—	546,958	—	(437,214)
Total recurring liabilities at estimated fair value	$109,744	$—	$546,958	$—	$(437,214)

(1)
Amounts represent the application of the netting requirements that allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing agent and/or counterparty.

(2)	REO is measured using estimated fair value when the asset's estimated fair value less costs to sell is lower than its existing carrying value.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Level 3 Disclosures for All Assets and Liabilities that are Measured at Fair Value on a Recurring Basis. The table below presents a rollforward of our AFS private-label RMBS measured at estimated fair value on a recurring basis using Level 3 significant inputs. The estimated fair values for the private-label RMBS were determined using a pricing source, such as a dealer quote or comparable security price, for which the significant unobservable inputs used to determine the price were not reasonably available.

	Three Months Ended March 31,
Level 3 Rollforward	2014	2013
Balance, beginning of period	$469,685	$640,142
Total realized and unrealized gains (losses):
Accretion of credit losses in Interest Income	21	(3)
Net gains (losses) on changes in fair value in Other Income (Loss)	(170)	—
Net change in fair value not in excess of cumulative non-credit losses in OCI	(219)	10,503
Unrealized gains (losses) in OCI	4,254	9,715
Reclassification of non-credit portion in OCI to Other Income (Loss)	170	—
Purchases, issuances, sales and settlements:
Settlements	(17,929)	(10,255)
Transfers out	—	(124,179)
Balance, end of period	$455,812	$525,923

Net gains (losses) included in earnings attributable to changes in fair value relating to assets still held at end of period	$(149)	$(3)

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

Note 17 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts:

	March 31, 2014
By Commitment	Expire within one year	Expire after one year	Total
Letters of credit outstanding	$101,975	$150,410	$252,385
Unused lines of credit	878,211	—	878,211
Commitments to fund additional Advances (1)	139,660	—	139,660
Commitments to fund or purchase mortgage loans and participation interests	69,675	—	69,675
Unsettled CO Bonds, at par (2)	385,000	—	385,000

(1)	Commitments to fund additional Advances are generally for periods up to six months and include no outstanding commitments to issue letters of credit.

(2)	Unsettled CO Bonds were hedged with associated interest-rate swaps.

Pledged Collateral. At March 31, 2014 and December 31, 2013, we had pledged cash collateral, at par, of $269,677 and $321,423, respectively, to counterparties and clearing agents. At March 31, 2014 and December 31, 2013, we had not pledged any securities as collateral.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Legal Proceedings. We are subject to legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these proceedings will have a material effect on our financial condition or results of operations.

In 2010, we filed a complaint asserting claims against several entities for negligent misrepresentation and violations of state and federal securities law occurring in connection with the sale of private-label RMBS to us. In March of 2014, we executed a confidential settlement agreement with certain defendants in this litigation, pursuant to which we have dismissed pending claims against, and provided legal releases to, various parties with respect to applicable securities at issue in the litigation, in consideration of our receipt of cash payments from those defendants. These settlements totaled $2,414, net of legal fees and litigation expenses, for the three months ended March 31, 2014 and were recorded in Other Income.

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

	Capital Stock and MRCS		Advances		Mortgage Loans Held for Portfolio (1)
March 31, 2014	Balance, par value	% of Total	Balance, par value	% of Total	UPB	% of Total
Flagstar Bank, FSB	$209,737	13%	$1,125,000	7%	$515,074	8%
Total	$209,737	13%	$1,125,000	7%	$515,074	8%

December 31, 2013
Flagstar Bank, FSB	$209,737	13%	$988,000	6%	$537,426	9%
Total	$209,737	13%	$988,000	6%	$537,426	9%

(1)	Represents UPB of mortgage loans purchased from related party.

We had net Advances to (repayments from) related parties as follows:

	Three Months Ended March 31,
Related Party	2014	2013
Flagstar Bank, FSB	$137,000	$(280,000)

We did not acquire any mortgage loans from related parties during the three months ended March 31, 2014 and 2013.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Transactions with Directors' Financial Institutions. The following table presents the outstanding balances with respect to transactions with directors' financial institutions and their balance as a percent of the total balance on our Statement of Condition.

	Capital Stock and MRCS		Advances		Mortgage Loans Held for Portfolio (1)
Date	Balance, par value	% of Total	Balance, par value	% of Total	UPB	% of Total
March 31, 2014	$39,877	2%	$218,559	1%	$81,631	1%
December 31, 2013	40,842	3%	234,394	1%	82,172	1%

(1)	Represents UPB of mortgage loans purchased from Directors' Financial Institutions.

Net Advances to (repayments from) directors' financial institutions and mortgage loans purchased from directors' financial institutions, taking into account the dates of the directors' appointments and term endings, were as follows:

	Three Months Ended March 31,
Transactions with Directors' Financial Institutions	2014	2013
Net Advances (repayments)	$(12,335)	$(28,027)
Mortgage loans purchased	4,735	6,273

Transactions with Other FHLBanks. During the three months ended March 31, 2014, we purchased $11,011 of participation interests from the FHLBank of Topeka in mortgage loans originated by its members under the MPF program, compared with $131,775 for the three months ended March 31, 2013.

Beginning in July 2012, we pay an MPF Provider fee to the FHLBank of Chicago for our participation in the MPF program that is recorded in Other Expenses. For the three months ended March 31, 2014, we paid such fees of $75 compared to $38 for the three months ended March 31, 2013.

GLOSSARY OF TERMS

ABS: Asset-Backed Securities
Advance: Secured loan to members, former members or Housing Associates
AFS: Available-for-Sale
AHP: Affordable Housing Program
AOCI: Accumulated Other Comprehensive Income (Loss)
Bank Act: Federal Home Loan Bank Act of 1932, as amended
bps: basis points
CE Fee: Credit Enhancement Fee
CE Obligation: Credit Enhancement Obligation
Clearinghouse: A United States Commodity Futures Trading Commission-registered derivatives clearing organization
CO Bond: Consolidated Obligation Bond
Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended
Fannie Mae: Federal National Mortgage Association
FASB: Financial Accounting Standards Board
FDIC: Federal Deposit Insurance Corporation
FHA: Federal Housing Administration
FHLBank: A Federal Home Loan Bank
FHLBanks: The 12 Federal Home Loan Banks or a subset thereof
FHLBank System: The 12 Federal Home Loan Banks and the Office of Finance
Finance Agency: Federal Housing Finance Agency, successor to Finance Board
Fitch: Fitch Ratings, Inc.
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
LRA: Lender Risk Account
MBS: Mortgage-Backed Securities
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
REO: Real Estate Owned
RMBS: Residential Mortgage-Backed Securities
S&P: Standard & Poor's Rating Service
SEC: Securities and Exchange Commission
SMI: Supplemental Mortgage Insurance
TDR: Troubled Debt Restructuring
TVA: Tennessee Valley Authority
UPB: Unpaid Principal Balance
VaR: Value at Risk
WAIR: Weighted Average Interest Rate

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Presentation

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our 2013 Form 10-K and the Financial Statements and related Notes to Financial Statements contained in this Form 10-Q in Item 1. Financial Statements.

As used in this Form 10-Q, unless the context otherwise requires, the terms "we," "us," "our," and the "Bank" refer to the Federal Home Loan Bank of Indianapolis or its management. We use certain acronyms and terms throughout this Form 10-Q that are defined in the Glossary of Terms located in Item 1. Financial Statements.

Unless otherwise stated, amounts are rounded to the nearest million; therefore, dollar amounts of less than one million may not be reflected in this Form 10-Q and, due to rounding, may not appear to agree to the amounts presented in thousands in the Financial Statements and related Notes to Financial Statements. Amounts used to calculate dollar and percentage changes are based on numbers in the thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

Special Note Regarding Forward-Looking Statements

Statements in this Form 10-Q, including statements describing our objectives, projections, estimates or predictions, may be "forward-looking statements." These statements may use forward-looking terminology, such as "anticipates," "believes," "could," "estimates," "may," "should," "expects," "will," or their negatives or other variations on these terms. We caution that, by their nature, forward-looking statements involve risk or uncertainty and that actual results either could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

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

Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, any additional disclosures that we may make through reports filed with the SEC in the future, including our Forms 10-K, 10-Q and 8-K should be consulted.

Executive Summary

Overview. We are a regional wholesale bank that makes Advances; purchases whole mortgages from our member financial institutions and participation interests in mortgage loans from other FHLBanks; purchases other investments; and provides other financial services to our member financial institutions. Our member financial institutions may consist of federally-insured depository institutions (including commercial banks, thrifts, and credit unions), insurance companies and community development financial institutions, which are chartered in or have a place of business in our district states of Indiana or Michigan. All member financial institutions are required to purchase shares of our Class B Capital Stock as a condition of membership.

Our public policy mission is to facilitate and expand the availability of financing for housing and community development. We seek to achieve our mission by providing products and services to our members in a safe, sound, and profitable manner, and by generating a reasonable, risk-adjusted return on their capital investment. See Item 1. Business - Background Information in our 2013 Form 10-K for more information.

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

Economic Conditions. Our financial condition and results of operations are influenced by the general state of the global and national economies; the conditions in the financial, credit and mortgage markets; the prevailing level of interest rates; and the economies in our district states and their impact on our member financial institutions.

On April 30, 2014, the FOMC reported that growth in economic activity has picked up recently, after having slowed sharply during the winter, in part because of adverse weather conditions. Labor market indicators were mixed but on balance showed further improvement. The unemployment rate, however, remains elevated. Household spending appears to be rising more quickly. Business fixed investment edged down, while the recovery in the housing sector remained slow. Fiscal policy is restraining economic growth, although the extent of restraint is diminishing. However, on March 24, 2014, S&P issued a report  that predicted a stronger United States economy this year and next, despite the effects of adverse weather during the winter of 2013-14. The predictions are based on S&P expectations of improved consumer spending, a stronger job market, improved corporate balance sheets, a housing rebound, a revival in the manufacturing sector, and better conditions for United States exports as its trading partners' economies heal.

On April 30, 2014, to support continued progress toward maximum employment and price stability, the FOMC reaffirmed its view that a highly accommodative stance of monetary policy remains appropriate. In determining how long to maintain the current 0.00-0.25% target range for the federal funds rate, the FOMC will assess progress (both realized and expected) toward its mandated objectives of maximum employment and 2% inflation. This assessment will take into account a wide range of information, including measures of labor market conditions, indicators of inflation pressures and expectations, and readings on financial developments.

When the FOMC decides to begin to remove policy accommodation, it will take a balanced approach consistent with its longer-run goals. The FOMC currently anticipates that, even after employment and inflation are near mandate-consistent levels, economic conditions may, for some time, warrant keeping the target federal funds rate below levels the FOMC views as normal in the longer run.

The Bureau of Labor Statistics reported that Michigan's preliminary unemployment rate was 7.5% for March 2014, while Indiana's preliminary rate was 5.9%, compared to the national rate of 6.7%. According to information provided by Black Knight Financial Services for February, Indiana had a non-current mortgage rate (loans past due 30 days or more) of 9.5%, and Michigan had a non-current mortgage rate of 7.0%, compared to the national rate of 8.2%.

In its February 2014 forecast, the Center for Econometric Research at Indiana University indicated employment growth in Indiana during the second half of 2013 was stronger than the nation as a whole. In 2014, slightly better employment growth is predicted from the manufacturing sector, with some deceleration in job creation elsewhere. Personal income growth is expected to improve in 2014 after a lull in 2013.

On April 9, 2014, the Research Seminar in Quantitative Economics at the University of Michigan predicted job growth in Michigan rebounding in the second quarter of 2014, after a downward tick in the first quarter of 2014, with a solid and sustainable pace of 1.4% to 1.5% in the second half of 2014 through 2015.

According to a report issued by S&P on March 19, 2014, risks in the global banking sectors have sharpened in 2014 and are likely to weigh on the financial institutions in a number of ways. Going forward, S&P considers three particular risks to the financial institutions' outlook to be: (i) changing monetary policy and its effects on the economy and financial markets, (ii) the impact of regulatory reforms on business models and risk-taking, and (iii) the potential reduction or removal of government support in some jurisdictions. For example, on April 29, 2014, S&P announced various rating actions on certain European banks reflecting the view that extraordinary government support is likely to diminish as regulators implement resolution frameworks.

The Capital Markets. The Office of Finance, our fiscal agent, issues debt in the global capital markets on behalf of the FHLBanks in the form of Consolidated Obligations, which include CO Bonds and Discount Notes. Our funding operations are dependent on the issuance of such debt, which is affected by events in the capital markets.

During the first quarter of 2014, the debt markets stabilized compared to fourth quarter 2013 as market participants began to digest the impacts of reduced Federal Reserve Board purchasing as well as a negotiated federal budget deal. In mid-February, the debt ceiling crisis was once again averted before the impending deadline when the debt limit was suspended through March 2015. On April 30, 2014, the FOMC stated that, due to cumulative progress toward maximum employment and the improvement in the outlook for labor market conditions since the inception of the current asset purchase program, it had decided to make a further measured reduction in its purchases of agency MBS from $25 billion per month to $20 billion per month and its longer-term United States Treasury securities from $30 billion per month to $25 billion per month. The FOMC will maintain its existing policy of reinvesting principal payments from its holdings of both agency debt and agency MBS in agency MBS and of rolling over maturing United States Treasury securities at auction. The FOMC anticipates that its sizable and still-increasing holdings of longer-term securities should maintain downward pressure on longer-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative, which in turn should promote a stronger economic recovery and help to ensure that inflation, over time, is at the rate most consistent with its dual mandate of maximum employment and stable prices.

On March 21, 2014, Fitch affirmed the United States long-term issuer default rating at AAA and the short-term rating at F1+, both with a stable outlook. These ratings had been placed on rating watch negative during the fourth quarter of 2013, pending resolution of the 2014 budget discussions and further debt ceiling developments.

Summary of Selected Financial Data

The following table presents a summary of certain financial information ($ amounts in millions):

	As of and for the Three Months Ended
	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Statement of Condition:
Advances	$17,129	$17,337	$18,796	$19,101	$18,950
Investments (1)	12,107	10,780	13,956	14,467	14,463
Mortgage Loans Held for Portfolio, net	6,175	6,190	6,160	6,167	6,093
Total Assets	36,522	37,786	39,577	39,915	39,693
Discount Notes	6,418	7,435	7,805	8,910	7,938
CO Bonds	26,190	26,584	27,623	26,622	27,416
Total Consolidated Obligations	32,608	34,019	35,428	35,532	35,354
MRCS	17	17	255	256	160
Capital Stock, Class B Putable	1,616	1,610	1,684	1,672	1,678
Retained Earnings (2)	763	752	687	672	617
AOCI	38	22	15	4	43
Total Capital	2,417	2,384	2,386	2,348	2,338

Statement of Income:
Net Interest Income	$47	$65	$52	$61	$60
Provision for (Reversal of) Credit Losses	(1)	—	—	—	(4)
Other Income (Loss)	6	41	—	33	(5)
Other Expenses	16	17	20	16	15
Affordable Housing Program Assessments	4	9	3	8	5
Net Income	$34	$80	$29	$70	$39

Selected Financial Ratios:
Return on average equity (3)	5.40%	9.75%	4.82%	10.02%	7.07%
Return on average assets (3)	0.35%	0.56%	0.29%	0.58%	0.40%
Dividend payout ratio (4)	65.85%	18.47%	49.87%	20.42%	36.31%
Net interest margin (5)	0.51%	0.64%	0.52%	0.61%	0.61%
Total capital ratio (6)	6.62%	6.31%	6.03%	5.88%	5.89%
Total regulatory capital ratio (7)	6.56%	6.30%	6.64%	6.51%	6.19%
Average equity to average assets	6.40%	5.78%	5.97%	5.75%	5.64%
Weighted average dividend rate (8)	5.50%	3.50%	3.50%	3.50%	3.50%

(1)	Consists of Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, Federal Funds Sold, AFS Securities, and HTM Securities.

(2)	Includes Restricted and Unrestricted Retained Earnings.

(3)
Annualized. For the three months ended March 31, 2014, December 31, 2013 and June 30, 2013, the annualization was adjusted for the impact of net realized gains on sale of AFS securities and litigation settlements related to our private-label RMBS in those periods, as applicable. Without the adjustment, return on average equity was 5.68%, 13.68% and 12.02%, respectively, and return on average assets was 0.36%, 0.79%, and 0.69%, respectively.

(4)
Calculated by dividing dividends paid in cash during the period by Net Income for the period. The three months ended March 31, 2014 includes a supplemental dividend of 2.0%. When calculated by dividing dividends paid in cash during the period by the Net Income for the prior period, the results for each of the three months ended March 31, 2014, December 31, 2013, September 30, 2013, June 30, 2013 and March 31, 2013, would be 27.65%, 51.48%, 20.58%, 36.07%, and 40.34%, respectively. See Liquidity and Capital Resources - Capital Resources - Capital Distributions for more information.

(5)	Net Interest Income expressed as a percentage of average interest-earning assets.

(6)	Capital Stock plus Retained Earnings and AOCI expressed as a percentage of Total Assets.

(7)	Capital Stock plus Retained Earnings and MRCS expressed as a percentage of Total Assets.

(8)
Calculated by dividing dividends paid in cash during the period by the average of Class B Capital Stock eligible for dividends (i.e., excludes MRCS). The weighted average dividend rate for the three months ended March 31, 2014 includes a supplemental dividend of 2.0%.

Results of Operations and Changes in Financial Condition

Results of Operations for the Three Months Ended March 31, 2014 and 2013. The following table presents the comparative highlights of our results of operations ($ amounts in millions):

	Three Months Ended March 31,
Condensed Statements of Comprehensive Income	2014	2013	$ Change	% Change
Net Interest Income	$47	$60	$(13)	(22%)
Provision for (Reversal of) Credit Losses	(1)	(4)	3	84%
Net Interest Income After Provision for Credit Losses	48	64	(16)	(26%)
Other Income (Loss)	6	(5)	11	218%
Other Expenses	16	15	1	4%
Income Before Assessments	38	44	(6)	(15%)
Affordable Housing Program Assessments	4	5	(1)	(18%)
Net Income	34	39	(5)	(15%)
Total Other Comprehensive Income	16	53	(37)	(69%)
Total Comprehensive Income	$50	$92	$(42)	(46%)

The decrease in Net Income for the three months ended March 31, 2014 compared to the same period in 2013 was substantially due to lower Net Interest Income After Provision for Credit Losses, partially offset by higher Other Income that primarily resulted from unrealized gains on derivatives and hedging activities. The decrease in Net Interest Income After Provision for Credit Losses compared to the same period in 2013 was primarily due to lower net interest spreads and a lower overall level of interest-earning assets.

The decrease in Total Other Comprehensive Income for the three months ended March 31, 2014 compared to the same period in 2013 was primarily due to lower increases in the fair value of AFS securities.

Changes in Financial Condition for the Three Months Ended March 31, 2014. The following table presents the changes in our financial condition ($ amounts in millions):

Condensed Statements of Condition	March 31, 2014	December 31, 2013	$ Change	% Change
Advances	$17,129	$17,337	$(208)	(1%)
Mortgage Loans Held for Portfolio, net	6,175	6,190	(15)	—%
Investments (1)	12,107	10,780	1,327	12%
Other Assets (2)	1,111	3,479	(2,368)	(68%)
Total Assets	$36,522	$37,786	$(1,264)	(3%)

Consolidated Obligations	$32,608	$34,019	$(1,411)	(4%)
MRCS	17	17	—	—%
Other Liabilities	1,480	1,366	114	8%
Total Liabilities	34,105	35,402	(1,297)	(4%)
Capital Stock, Class B Putable	1,616	1,610	6	—%
Retained Earnings	763	752	11	2%
AOCI	38	22	16	75%
Total Capital	2,417	2,384	33	1%
Total Liabilities and Capital	$36,522	$37,786	$(1,264)	(3%)

Total Regulatory Capital (3)	$2,396	$2,379	$17	1%

(1)	Includes HTM Securities, AFS Securities, Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, and Federal Funds Sold.

(2)	Includes Cash and Due From Banks of $961 million and $3.3 billion at March 31, 2014 and December 31, 2013, respectively.

(3)	Total Capital less AOCI plus MRCS.

The decrease in Total Assets at March 31, 2014 compared to December 31, 2013 was primarily due to a decrease in Cash and Due From Banks, partially offset by an increase in Investments. The net increase in Investments was mainly due to the lack of short-term investment opportunities at December 31, 2013.

The decrease in Total Liabilities at March 31, 2014 compared to December 31, 2013 was primarily due to a net decrease in Consolidated Obligations that was attributable to our lower funding needs.

The increase in Total Capital consisted of net increases in Capital Stock and Retained Earnings and a favorable change in AOCI.

Analysis of Results of Operations for the Three Months Ended March 31, 2014 and 2013

Net Interest Income. Net Interest Income, which is primarily the interest earned on Advances, Mortgage Loans Held for Portfolio, short-term investments, and investment securities less the interest paid on Consolidated Obligations and Interest-Bearing Deposits, is our primary source of earnings.

The decrease in Net Interest Income for the three months ended March 31, 2014 compared to the same period in 2013 was primarily due to narrower spreads on our interest-earning assets and lower average balances of Advances and investment securities.

This decrease was partially offset by a decrease in interest expense on MRCS, primarily due to repurchases of excess stock during 2013, and lower average balances of CO Bonds.

Provision for (Reversal of) Credit Losses. The change in the Provision for (Reversal of) Credit Losses for the three months ended March 31, 2014 compared to the same period in 2013 was primarily due to a lower reversal of the portion of the allowance for loan losses on Mortgage Loans Held for Portfolio pertaining to unrecoverable amounts from PMI and SMI providers. In the three months ended March 31, 2013, we had a net reduction in the allowance for loan losses of $4.4 million primarily due to an upgrade in the credit rating and outlook of one of our mortgage insurance providers. In the three months ended March 31, 2014, we had another net reduction in the allowance for loan losses of $0.7 million due to additional upgrades in the credit ratings of our mortgage insurance providers.

The following tables present average balances (calculated daily), interest income and expense, and average yields of our major categories of interest-earning assets and the sources funding those interest-earning assets ($ amounts in millions):

	Three Months Ended March 31,
	2014			2013
	Average Balance	Interest Income/ Expense	Average Yield (1)	Average Balance	Interest Income/ Expense	Average Yield (1)
Assets:
Federal Funds Sold and Securities Purchased Under Agreements to Resell	$2,994	$1	0.05%	$3,606	$1	0.13%
Investment securities (2)	10,633	38	1.46%	11,316	45	1.61%
Advances (3)	17,057	29	0.69%	18,286	34	0.75%
Mortgage Loans Held for Portfolio (3)	6,185	57	3.76%	6,058	63	4.23%
Other Assets (interest-earning) (4)	316	—	0.22%	645	1	0.61%
Total interest-earning assets	37,185	125	1.37%	39,911	144	1.46%
Other Assets (5)	418			179
Total Assets	$37,603			$40,090

Liabilities and Capital:
Interest-Bearing Deposits	$904	—	0.01%	$808	—	0.01%
Discount Notes	6,588	1	0.09%	7,752	2	0.12%
CO Bonds (3)	26,758	76	1.16%	26,976	80	1.20%
MRCS (6)	17	1	14.74%	281	2	3.47%
Total interest-bearing liabilities	34,267	78	0.93%	35,817	84	0.95%
Other Liabilities	931			2,011
Total Capital	2,405			2,262
Total Liabilities and Capital	$37,603			$40,090

Net Interest Income		$47			$60

Net spread on interest-earning assets less interest-bearing liabilities			0.44%			0.51%

Net interest margin (7)			0.51%			0.61%

Average interest-earning assets to interest-bearing liabilities	1.09			1.11

(1)	Annualized.

(2)
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

(3)
Interest income/expense and average yield include all other components of interest, including the impact of net interest payments or receipts on derivatives, amortization of hedge accounting adjustments, and prepayment fees on Advances.

(4)
Consists of Interest-Bearing Deposits, loans to other FHLBanks (if applicable), and grantor trust assets that are carried at estimated fair value. The amounts include the rights or obligations to cash collateral, which are included in the estimated fair value of derivative assets or derivative liabilities on the Statements of Condition.

(5)	Includes changes in the estimated fair value of AFS Securities and the effect of OTTI-related non-credit losses on AFS and HTM Securities.

(6)	Includes impact of fourth quarter 2013 supplemental dividend paid in February 2014.

(7)	Annualized Net Interest Income expressed as a percentage of the average balance of interest-earning assets.

Other Income (Loss). The following table presents the components of Other Income (Loss) ($ amounts in millions):

	Three Months Ended March 31,
Components	2014	2013
Total OTTI losses	$—	$—
Non-Credit Portion Reclassified to (from) Other Comprehensive Income (Loss)	—	(2)
Net OTTI credit losses	—	(2)
Net Gains (Losses) on Derivatives and Hedging Activities	3	(4)
Other	3	1
Total Other Income (Loss)	$6	$(5)

The favorable change in Other Income (Loss) for the three months ended March 31, 2014 compared to the same period in 2013 was primarily due to Net Gains (Losses) on Derivatives and Hedging Activities.

Results of OTTI Evaluation Process. The favorable change in OTTI credit losses for the three months ended March 31, 2014, compared to the same period in 2013, was due to a relative improvement in the projected performance of the underlying collateral on our private-label RMBS. For additional detail, see Notes to Financial Statements - Note 5 - Other-Than-Temporary Impairment.

Net Gains (Losses) on Derivatives and Hedging Activities. Our Net Interest Income and Net Gains (Losses) on Derivatives and Hedging Activities are affected by the inclusion or exclusion of the net interest income/expense associated with derivatives. For example, if a derivative qualifies for fair-value hedge accounting, the net interest income/expense associated with the derivative is included in Net Interest Income along with the net interest income/expense on the hedged item. If a derivative does not qualify for fair-value hedge accounting (economic hedges) or if we have not designated it in such a qualifying hedge relationship, the net interest income/expense associated with the derivative is recorded in Net Gains (Losses) on Derivatives and Hedging Activities in Other Income (Loss). The net interest settlements included in Net Gains (Losses) on Derivatives and Hedging Activities increased by $6.0 million in the three months ended March 31, 2014 compared to the same period in 2013.

Our Net Gains (Losses) on Derivatives and Hedging Activities fluctuate due to volatility in the overall interest rate environment as we hedge our asset or liability risk exposures. In general, we hold derivatives and associated hedged items to the maturity, call, or put date. Therefore, due to timing, nearly all of the cumulative net gains and losses for these financial instruments will reverse over the remaining contractual terms of the hedged item. See Notes to Financial Statements - Note 9 - Derivatives and Hedging Activities for more information.

In the first quarter of 2013, we discontinued hedge accounting for 18 derivatives hedging Advances and CO Bonds. All of those derivatives matured or were called by December 31, 2013. However, certain other derivatives have either failed effectiveness at trade date or at a subsequent valuation date. As a result, for the three months ended March 31, 2014 and 2013, net interest income of $2.7 million and net interest expense of $3.3 million, respectively, was recorded in Other Income (Loss) instead of Net Interest Income.

We continue to carry these derivatives that have failed effectiveness at their estimated fair values and recognize the net interest settlements and changes in the estimated fair value in Other Income (Loss) with no offsetting estimated fair value adjustments for the hedged items. The change in estimated fair value of these derivatives for the three months ended March 31, 2014 and 2013 was a gain of $1.4 million and $3.9 million, respectively. In addition, when hedge accounting is discontinued, we cease adjusting the hedged item's basis for changes in estimated fair value and begin amortizing/accreting the frozen basis adjustment such that the yield on the instrument remains constant (or level). This amortization/accretion is included in Net Interest Income. As a result, the related amortization of the frozen basis adjustments for these discontinued hedges decreased Net Interest Income by $0.2 million and $3.2 million for the three months ended March 31, 2014 and 2013, respectively. The overall impact of the discontinuance of hedge accounting on Net Income for the three months ended March 31, 2014 and 2013 was favorable, but not significant.

The tables below present the net effect of derivatives on Net Interest Income and Other Income (Loss), within the line Net Gains (Losses) on Derivatives and Hedging Activities, by type of hedge and hedged item ($ amounts in millions):

Three Months Ended March 31, 2014	Advances	Investments	Mortgage Loans	CO Bonds	Discount Notes	Total
Net Interest Income:
Amortization/accretion of hedging activities in net interest income (1)	$—	$3	$(1)	$—	$—	$2
Net interest settlements included in net interest income (2)	(36)	(25)	—	19	—	(42)
Total Net Interest Income	(36)	(22)	(1)	19	—	(40)
Net Gains (Losses) on Derivatives and Hedging Activities:
Gains (losses) on fair-value hedges	1	—	—	(2)	—	(1)
Gains (losses) on derivatives not qualifying for hedge accounting	—	—	—	4	—	4
Net Gains (Losses) on Derivatives and Hedging Activities	1	—	—	2	—	3
Total net effect of derivatives and hedging activities	$(35)	$(22)	$(1)	$21	$—	$(37)

Three Months Ended March 31, 2013
Net Interest Income:
Amortization/accretion of hedging activities in net interest income (1)	$(4)	$3	$—	$1	$—	$—
Net interest settlements included in net interest income (2)	(53)	(24)	—	22	—	(55)
Total Net Interest Income	(57)	(21)	—	23	—	(55)
Net Gains (Losses) on Derivatives and Hedging Activities:
Gains (losses) on fair-value hedges	1	(2)	—	(4)	—	(5)
Gains (losses) on derivatives not qualifying for hedge accounting	1	—	—	—	—	1
Net Gains (Losses) on Derivatives and Hedging Activities	2	(2)	—	(4)	—	(4)
Total net effect of derivatives and hedging activities	$(55)	$(23)	$—	$19	$—	$(59)

(1)	Represents the amortization/accretion of hedging estimated fair value adjustments for both current and discontinued hedge positions.

(2)	Represents interest income/expense on derivatives.

Other. The increase in Other was due to a litigation settlement in the three months ended March 31, 2014 of $2.4 million, net of legal fees and litigation expenses, related to certain of our private-label RMBS. In 2010, we filed a complaint, asserting claims against several entities for negligent misrepresentation and violations of state and federal securities law occurring in connection with the sale of private-label RMBS to us. We executed a confidential settlement agreement with certain defendants in this litigation, pursuant to which we have dismissed pending claims against, and provided legal releases to, various parties with respect to applicable securities at issue in the litigation, in consideration of our receipt of cash payments from those defendants. See Notes to Financial Statements - Note 17 - Commitments and Contingencies and Part II. Other Information, Item 1. Legal Proceedings for additional information.

Other Expenses. The following table presents the components of Other Expenses ($ amounts in millions):

	Three Months Ended March 31,
Components	2014	2013
Compensation and Benefits	$10	$9
Other Operating Expenses	4	4
Finance Agency and Office of Finance Expenses	2	2
Other	—	—
Total Other Expenses	$16	$15

Total Other Comprehensive Income. Total Other Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013 was $16.4 million and $52.6 million, respectively. Total Other Comprehensive Income for the three months ended March 31, 2014 consisted primarily of increases in the unrealized gains (losses) on AFS securities, including OTTI AFS securities. Total Other Comprehensive Income for the three months ended March 31, 2013 consisted primarily of increases in the unrealized gains (losses) on AFS securities as well as recoveries of the estimated fair values and unrealized gains (losses) on OTTI AFS securities.

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

	Three Months Ended March 31,
Traditional Business Segment	2014	2013
Net Interest Income	$31	$38
Provision for (Reversal of) Credit Losses	—	—
Other Income (Loss)	6	(5)
Other Expenses	14	14
Income Before Assessments	23	19
Affordable Housing Program Assessments	2	2
Net Income	$21	$17

The increase in Net Income for the Traditional business segment for the three months ended March 31, 2014 compared to the same period in 2013 was primarily due to an increase in Other Income (Loss) resulting from net unrealized gains on derivatives and hedging activities and litigation settlements related to certain of our private-label RMBS. The favorable change in Other Income (Loss) was partially offset by a decrease in Net Interest Income due to narrower spreads and lower average balances of Advances and investment securities.

The Mortgage Loans business segment includes (i) mortgage loans purchased from our members through our MPP and (ii) participation interests purchased from the FHLBank of Topeka in mortgage loans originated by its members under the MPF program. The following table presents our financial performance for the Mortgage Loans business segment ($ amounts in millions):

	Three Months Ended March 31,
Mortgage Loans Business Segment	2014	2013
Net Interest Income	$16	$22
Provision for (Reversal of) Credit Losses	(1)	(4)
Other Income (Loss)	—	—
Other Expenses	2	1
Income Before Assessments	15	25
Affordable Housing Program Assessments	2	3
Net Income	$13	$22

The decrease in Net Income for the Mortgage Loans business segment for the three months ended March 31, 2014 compared to the same period in 2013 was primarily due to lower net interest income resulting from narrower spreads and a lower reversal of a portion of the Provision for Credit Losses.

Analysis of Financial Condition

Total Assets. The table below presents the carrying value of our major asset categories as a percentage of Total Assets ($ amounts in millions):

	March 31, 2014		December 31, 2013
Major Asset Categories	Carrying Value	% of Total	Carrying Value	% of Total
Advances	$17,129	47%	$17,337	46%
Mortgage Loans Held for Portfolio, net	6,175	17%	6,190	16%
Cash and short-term investments	2,487	7%	3,320	9%
Investment Securities (1)	10,581	29%	10,779	29%
Other Assets (2)	150	—%	160	—%
Total Assets	$36,522	100%	$37,786	100%

(1)    Includes AFS and HTM securities.

(2)
Includes Accrued Interest Receivable, Premises, Software and Equipment, Derivative Assets and Other Assets. Premises, Software and Equipment includes capitalized assets in progress of $20.6 million at March 31, 2014, which are substantially due to our enterprise-wide initiative to replace our core banking system.

Total Assets were $36.5 billion as of March 31, 2014, a net decrease of $1.3 billion or 3% compared to December 31, 2013. This decrease was primarily due to a higher level of liquid assets at December 31, 2013 resulting from repayments of Advances and uncertainty related to the debt ceiling legislation.

Advances. Advances totaled $17.1 billion at March 31, 2014, a net decrease of 1% compared to December 31, 2013. This decrease was primarily due to our members' reduced funding needs. In general, Advances fluctuate in accordance with our members' funding needs related to their deposit levels, mortgage pipelines, investment opportunities, available collateral, other balance sheet strategies, and the cost of alternative funding opportunities. See Notes to Financial Statements - Note 6 - Advances for more information.

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

A breakdown of Mortgage Loans Held for Portfolio by primary product type is presented below ($ amounts in millions):

	March 31, 2014		December 31, 2013
Product Type	UPB	% of Total	UPB	% of Total
MPP:
Original	$2,201	36%	$2,315	38%
Advantage	2,612	43%	2,489	41%
FHA	709	12%	737	12%
Total MPP	5,522	91%	5,541	91%
MPF:
Conventional	438	7%	436	7%
Government	109	2%	108	2%
Total MPF	547	9%	544	9%
Total Mortgage Loans Held for Portfolio, UPB	$6,069	100%	$6,085	100%

In July 2012, we began purchasing participation interests in mortgage loans originated by certain of the FHLBank of Topeka's member institutions through their participation in the MPF Program. In January 2014, the FHLBank of Topeka notified us that it will no longer offer us the option to participate in new MPF Master Commitment Contracts. We continued to acquire participation interests in MPF loans under the existing MPF Master Commitment Contracts, which were fulfilled in April 2014.

We have established and maintain an allowance for loan losses based on our best estimate of probable losses over the loss emergence period. Our estimate of MPP losses remaining after borrower's equity was $29.0 million at March 31, 2014 and $31.5 million at December 31, 2013. This decrease from December 31, 2013 to March 31, 2014 was primarily the result of a reduction in the number of delinquent mortgage loans.

After we considered the portion recoverable under the associated credit enhancements, we established an allowance for MPP loan losses of $3.0 million at March 31, 2014 and $4.0 million at December 31, 2013. This decrease was primarily due to an increase in the estimated amounts recoverable from our PMI and SMI providers due to upgrades in their credit ratings. See Notes to Financial Statements - Note 8 - Allowance for Credit Losses, Critical Accounting Policies and Estimates, and Risk Management - Credit Risk Management - Mortgage Loans Held for Portfolio - MPP Credit Enhancements for more information.

Cash and Investments. The following table presents the components of our cash and investments at carrying value ($ amounts in millions):

Components of Cash and Investments	March 31, 2014	December 31, 2013	Change
Cash and short-term investments:
Cash and Due from Banks	$961	$3,319	$(2,358)
Interest-Bearing Deposits	1	1	—
Securities Purchased Under Agreements to Resell	1,300	—	1,300
Federal Funds Sold	225	—	225
Total cash and short-term investments	2,487	3,320	(833)

Investment securities:
AFS securities	3,627	3,633	(6)
HTM securities	6,954	7,146	(192)
Total investment securities	10,581	10,779	(198)

Total Cash and Investments, carrying value	$13,068	$14,099	$(1,031)

Cash and Short-Term Investments. Cash and short-term investments totaled $2.5 billion at March 31, 2014, a decrease of 25% compared to December 31, 2013. The decrease was primarily due to higher liquidity levels at December 31, 2013 resulting from repayments of Advances at the end of the year and uncertainty related to the debt ceiling legislation. Cash and Due from Banks also decreased due to the use of cash to take advantage of short-term investment opportunities at March 31, 2014.

The total outstanding balance and composition of our short-term investment portfolio is influenced by our liquidity needs, market conditions and the availability of short-term investments at attractive interest rates, relative to our cost of funds. See Liquidity and Capital Resources below for more information.

Investment Securities. AFS securities totaled $3.6 billion at March 31, 2014 and December 31, 2013. HTM securities totaled $7.0 billion at March 31, 2014, a decrease of 3% compared to December 31, 2013 due to principal paydowns. There were no purchases during the three months ended March 31, 2014. See Risk Management - Credit Risk Management - Investments - Long-Term Investments herein for more information.

Total Liabilities. Total Liabilities were $34.1 billion at March 31, 2014, a net decrease of 4% compared to December 31, 2013. This net decrease of $1.3 billion was primarily due to a decrease of $1.4 billion in Consolidated Obligations, partially offset by an increase of $0.1 billion in Deposits.

Deposits (Liabilities). Total Deposits were $1.2 billion at March 31, 2014, an increase of 10% compared to December 31, 2013. Total Deposits represent a relatively small portion of our funding and may also vary depending upon market factors, such as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' investment preferences with respect to the maturity of their investments, and member liquidity.

Consolidated Obligations. At March 31, 2014, the carrying values of our Discount Notes and CO Bonds totaled $6.4 billion and $26.2 billion, respectively, compared to $7.4 billion and $26.6 billion, respectively, at December 31, 2013. The overall balance of our Consolidated Obligations fluctuates in relation to our Total Assets and the availability of alternative sources of funds.

The carrying value of our Discount Notes was 20% of total Consolidated Obligations at March 31, 2014, compared to 22% at December 31, 2013. Discount Notes are issued primarily to provide short-term funds, while CO Bonds are issued to provide longer-term funding. The composition of our Consolidated Obligations can fluctuate significantly based on comparative changes in their cost levels, supply and demand conditions, demand for Advances, and our balance sheet management strategy. As of March 31, 2014, $11.6 billion or 44% of our outstanding CO Bonds, at par, as well as all of our Discount Notes, have a remaining maturity of one year or less. Our funding strategy generally results in a significant portion of CO Bonds maturing in one year or less being replaced at maturity.

Derivatives. As of March 31, 2014 and December 31, 2013, we had Derivative Assets, net of collateral held or posted, including accrued interest, with estimated fair values of $6.6 million and $7.2 million, respectively, and Derivative Liabilities, net of collateral held or posted, including accrued interest, with estimated fair values of $114.7 million and $109.7 million, respectively. Increases and decreases in the fair value of derivatives are primarily caused by market changes in the derivatives' underlying interest rate.

Total Capital. Total Capital was $2.4 billion at March 31, 2014, an increase of 1% compared to December 31, 2013. This increase consisted of a favorable change in Accumulated Other Comprehensive Income (Loss) of $16.4 million, a net increase in Retained Earnings of $11.5 million and a net increase in Capital Stock of $5.9 million. The change in AOCI was primarily due to a net change in unrealized gains (losses) on AFS securities.

Liquidity and Capital Resources

Liquidity. Our primary sources of liquidity are holdings of cash and short-term investments and the issuance of Consolidated Obligations. Our cash and short-term investments portfolio totaled $2.5 billion at March 31, 2014. Our short-term investments generally consist of high-quality, short- and intermediate-term financial instruments. We manage our short-term investment portfolio in response to economic conditions and market events and uncertainties. As a result, the overall level of our short-term investment portfolio may fluctuate accordingly.

We have not identified any trends, demands, commitments, events or uncertainties that are likely to materially increase or decrease our liquidity.

Capital Resources.

Mandatorily Redeemable Capital Stock. At March 31, 2014 and December 31, 2013, we had $16.8 million in non-member capital stock subject to mandatory redemption.

Excess Stock. The following table presents the composition of our excess stock ($ amounts in millions):

Components of Excess Stock	March 31, 2014	December 31, 2013
Member capital stock not subject to outstanding redemption requests	$541	$486
Member capital stock subject to outstanding redemption requests	—	—
MRCS	—	—
Total excess capital stock	$541	$486

On March 28, 2014, we announced that our Board of Directors approved an extension of a limited opportunity for our members to increase their Advances with a lower accompanying capital stock requirement. This offer reflects our ongoing effort to manage capital in accordance with our capital plan while providing a reasonable, risk-adjusted return to our members. Specifically, fixed-rate bullet Advances with maturities ranging from three months to five years issued from April 14, 2014 through September 30, 2014 will require members to hold 2% in activity-based capital stock to support the borrowing rather than the previous level of 5%. The total amount of Advances available through this offer is limited; thus, the offer may be discontinued prior to September 30, 2014.

Capital Distributions. On February 20, 2014, our board of directors declared a cash dividend of 3.50% (annualized) on our Capital Stock Putable-Class B-1 and 2.80% (annualized) on our Capital Stock Putable-Class B-2 based on our net income for the quarter ended December 31, 2013. On the same date, as a result of our unusually high earnings for the fourth quarter, our board of directors also declared a supplemental cash dividend of 2.00% (annualized) on our Capital Stock Putable-Class B-1 and 1.60% (annualized) on our Capital Stock Putable-Class B-2.

On April 29, 2014, our board of directors declared a cash dividend of 3.75% (annualized) on our Capital Stock Putable-Class B-1 and 3.0% (annualized) on our Capital Stock Putable-Class B-2 based on net income for the quarter ended March 31, 2014.

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

Off-Balance Sheet Arrangements

The following table summarizes our off-balance-sheet arrangements (notional $ amounts in millions):

Types	March 31, 2014
Letters of credit outstanding (1)	$252
Unused lines of credit	878
Commitments to fund additional Advances	140
Commitments to fund or purchase mortgage loans and participation interests	70
Unsettled CO Bonds, at par (2)	385

(1)	Commitments to issue new letters of credit at March 31, 2014 were $6.4 million.

(2)	Unsettled CO Bonds were hedged with associated interest-rate swaps.

At March 31, 2014, approximately $12.2 million of principal on delinquent MPP loans had been paid in full by the servicers but were subject to claims against us for any remaining losses. An estimate of the losses is included in the MPP conventional loan allowance for loan losses. See Notes to Financial Statements - Note 8 - Allowance for Credit Losses for more information.

See Notes to Financial Statements - Note 17 - Commitments and Contingencies for information on additional commitments and contingencies.

Critical Accounting Policies and Estimates

We have identified five accounting policies that we believe are critical because they require management to make particularly difficult, subjective, and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions. These accounting policies relate to:

•	Derivatives and hedging activities (see Notes to Financial Statements - Note 9 - Derivatives and Hedging Activities for more detail);

•	Fair value estimates (see Notes to Financial Statements - Note 16 - Estimated Fair Values for more detail);

•	Provision for credit losses (see Notes to Financial Statements - Note 8 - Allowance for Credit Losses for more detail);

•
Premiums and discounts and other costs associated with originating or acquiring mortgage loans (see Notes to Financial Statements - Note 1 - Summary of Significant Accounting Policies for more detail); and

•	OTTI (see Notes to Financial Statements - Note 5 - Other-Than-Temporary Impairment for more detail).

A full discussion of our critical accounting policies and estimates can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates in our 2013 Form 10-K. See below for additional information regarding certain of these policies.

Provision for Credit Losses.

Mortgage Loans Acquired under the MPP. Our allowance for loan losses incorporates our analysis of delinquent conventional MPP loans, using the weighted-average collateral recovery rate for the previous 12 months of approximately 56.5% of the original appraised value, further reduced by estimated liquidation costs.

We have also performed our loan loss analysis under an adverse scenario whereby we lowered the weighted-average collateral recovery rate to 45% for delinquent conventional loans and individually evaluated loans. While holding all other assumptions constant, such scenario would have increased our allowance by approximately $3.7 million at March 31, 2014. We consider a weighted-average collateral recovery rate of 45% to be the lowest rate that is reasonably possible to occur over the loss emergence period of 24 months. We continue to monitor the appropriateness of this adverse scenario based on the actual collateral recovery rate. Additionally, we evaluate the actual collateral recovery rate against other time periods including the most recent 3- and 6-month periods in order to consider potential trends in the market. Annually, we also consider other adverse scenarios that include loans in earlier stages of delinquency (90 days) and higher costs to liquidate collateral.

We evaluated these adverse scenarios and determined that the likelihood of incurring losses resulting from these scenarios during the next 24 months was not probable. Therefore, the allowance for loan losses is based upon our best estimate of the probable losses over the next 24 months that would not be recovered from the credit enhancements.

Other-Than-Temporary Impairment Analysis. In addition to evaluating our private-label RMBS under a best estimate scenario, we performed a cash flow analysis for each of these securities under a more stressful housing price scenario. This more stressful scenario was based on a short-term housing price forecast that was decreased 5% followed by a recovery path that is 33% lower than the best estimate.

The following table presents the results of the base case scenario and what the impact on OTTI would have been under the more adverse home price scenario ($ amounts in millions). The classification (prime or Alt-A) is based on the model used to estimate the cash flows for the security, which may not be the same as the classification at the time of origination.

Three Months Ended March 31, 2014
	As Reported			Using Adverse Housing Price Scenario
	Number of		Impairment	Number of		Impairment
	Securities		Related to	Securities		Related to
Classification	Impaired	UPB	Credit Loss	Impaired	UPB	Credit Loss
Prime	1	$7	$—	1	$7	$—

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

Legislative and Regulatory Developments. The legislative and regulatory environment in which the Bank and its members operate continues to evolve as a result of regulations enacted pursuant to the Housing and Economic Recovery Act, as amended, and the Dodd-Frank Act. Our business operations, funding costs, rights, obligations, and/or the environment in which we carry out our housing finance and economic development missions are likely to continue to be significantly impacted by these changes. Significant regulatory actions and developments for the period covered by this report are summarized below.

Significant Finance Agency Developments.

Proposed Rule on Responsibilities of Boards of Directors; Corporate Practices and Corporate Governance Matters. On January 28, 2014, the Finance Agency published a proposed rule to relocate and consolidate existing Federal Housing Finance Board and Office of Federal Housing Enterprise Oversight regulations pertaining to director responsibilities, corporate practices, and corporate governance matters for Fannie Mae, Freddie Mac (together, the "Enterprises") and the FHLBanks (together with the Enterprises, the "regulated entities"). In addition, the proposed rule would make certain amendments or additions, including provisions to:

•
Revise existing risk management provisions to better align them with more recent proposals of the Federal Reserve Board, including requirements that each regulated entity adopt an enterprise-wide risk management program and appoint a chief risk officer with certain enumerated responsibilities;

•
Require each regulated entity to maintain a compliance program headed by a compliance officer who reports directly to the chief executive officer and must regularly report to the board of directors (or a board committee);

•	Require each regulated entity’s board to establish committees specifically responsible for the following matters: (a) risk management; (b) audit; (c) compensation; and (d) corporate governance;

•
Require each FHLBank to designate in its bylaws a body of law to follow for its corporate governance practices and procedures that may arise for which no federal law controls, choosing from (a) the law of the jurisdiction in which the FHLBank maintains its principal office; (b) the Delaware General Corporation Law; or (c) the Revised Model Business Corporation Act; and

•
Subject an entity’s indemnification policies to review by the Finance Agency for safety and soundness, which may include Finance Agency limitations or prohibitions on indemnification payments for safety and soundness reasons.

Comments on the proposed rule are due by May 15, 2014.

Final Rule on Executive Compensation. On January 28, 2014, the Finance Agency issued a final rule setting forth requirements and processes with respect to compensation provided to executive officers by the FHLBank System. The final rule addresses the authority of the Director of the Finance Agency to approve, disapprove, modify, prohibit, or withhold compensation of certain executive officers of the FHLBank System. The final rule also addresses the Director’s authority to approve, in advance, agreements or contracts of executive officers that provide compensation in connection with termination of employment. The final rule prohibits an FHLBank or the Office of Finance from paying compensation to an executive officer that is not reasonable and comparable with compensation paid by similar businesses for similar duties and responsibilities. Failure by an FHLBank or the Office of Finance to comply with the rule may result in supervisory action by the Finance Agency. The final rule became effective on February 27, 2014.

Final Rule on Golden Parachute Payments. On January 28, 2014, the Finance Agency issued a final rule setting forth the standards that the Finance Agency will take into consideration when limiting or prohibiting golden parachute payments. The primary impact of this final rule is to better conform existing Finance Agency regulations on golden parachutes with FDIC golden parachute regulations. The final rule also limits golden parachute payments made by the Office of Finance or an FHLBank that is assigned a less than satisfactory composite Finance Agency examination rating. The final rule became effective on February 27, 2014.

Housing Finance and Housing GSE Reform. The Bank expects Congress to continue to consider reforms for United States housing finance and the regulated entities, including the resolution of Fannie Mae and Freddie Mac. Legislation has been introduced in both the House of Representatives and the Senate that would wind down the Enterprises and replace them with a new finance system to support the secondary mortgage market. In June 2013, a bill entitled the Housing Finance Reform and Taxpayer Protection Act of 2013 ("Housing Finance Reform Act") was introduced in the Senate with bipartisan support. In March 2014, Senate Banking Committee Chairman Tim Johnson and Ranking Member Mike Crapo proposed a bipartisan amendment to the Housing Finance Reform Act. In July 2013, Republican leaders of the House Financial Services Committee submitted a proposal entitled the Protecting American Taxpayers and Homeowners Act of 2013. These proposals would have direct implications for the FHLBanks if enacted. While the proposals reflect in part the Finance Agency’s recent efforts to lay the groundwork for a new United States housing finance structure by creating a common securitization platform and establishing national standards for mortgage securitization, they differ on the role of the federal government in the revamped housing finance structure.

We expect Congress to consider these and other proposed changes to the United States housing finance system in the coming months. Any such proposals could have consequences for the FHLBank System and affect our ability to provide readily accessible liquidity to our members. However, given the uncertainty of the Congressional process, it is impossible to determine at this time whether or when legislation for housing GSE or housing finance reform will be enacted or what the provisions of any such legislation will be. The ultimate effects of these efforts on the FHLBanks are unknown and will depend on the specific provisions of the legislation or other changes, if any, that ultimately are adopted and implemented.

Risk Management

We have exposure to a number of risks in pursuing our business objectives. These risks may be broadly classified as market, credit, liquidity, operations, and business. Market risk is discussed in detail in Item 3. Quantitative and Qualitative Disclosures about Market Risk. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management in our 2013 Form 10-K for more detailed information.

Credit Risk Management. We face credit risk on Advances and other credit products, investments, mortgage loans, derivative financial instruments, and AHP grants.

Advances. Generally, we maintain a credit products borrowing limit of 50% of a depository member's adjusted assets, defined as total assets less borrowings from all sources. As of March 31, 2014, we had no Advances outstanding to a depository member whose total credit products exceeded 50% of its adjusted assets.

Effective June 3, 2013, insurance company members whose total credit products exceed 15% of general account assets less borrowed money require additional approval by our Bank as provided for in our credit policy. Credit services underwriting makes a recommendation based upon a number of factors that may include the member's financial condition, collateral quality, business plan and earnings stability. These members are monitored more closely on an ongoing basis. As of March 31, 2014, we had Advances outstanding, at par, of $3.6 billion from five of our insurance company members whose total credit products included Advances outstanding that exceeded 15% of its general account assets less borrowed money. Beginning on March 21, 2014, management began establishing a limit on a case-by-case basis for our captive insurance company members based upon a review and recommendation by credit services underwriting.

As of both March 31, 2014 and December 31, 2013, Advances, at par, to our insurance company members were 61% of total Advances. We believe that Advances outstanding to our insurance company members and the relative percentage of their Advances to the total could continue to increase. Although insurance companies represent significant growth opportunities for our credit products, they have different risk characteristics than our depository members. Some of the ways we mitigate this risk include requiring insurance companies to deliver collateral to us or our custodian and using insurance-specific credit scoring models as part of our ongoing evaluation of our insurance company members' financial strength.

Concentration. Our credit risk is magnified due to the concentration of Advances in a few borrowers. As of March 31, 2014, our top two borrowers held 25% of total Advances outstanding, at par, and our top five borrowers held 44% of total Advances outstanding, at par. Because of this concentration in Advances, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we analyze the implications to our financial management and profitability if we were to lose the business of one of these borrowers.

Investments. We are also exposed to credit risk through our investment portfolios. The Risk Management Policy approved by our board of directors restricts the acquisition of investments to high-quality, short-term money market instruments and highly-rated long-term securities.

Short-Term Investments. At March 31, 2014, our unsecured credit exposure to short-term money-market instruments, including accrued interest, was $225.0 million to one counterparty, which was for Federal Funds Sold that mature overnight.

As of March 31, 2014, our unsecured credit exposure to investments in United States branches and agency offices of foreign commercial banks was limited to Federal Funds Sold to a private counterparty whose parent is domiciled in Canada. This counterparty has a long-term credit rating of A, stated in terms of the S&P equivalent. Unsecured transactions can be conducted only with counterparties that are domiciled in countries that maintain a long-term equivalent sovereign rating from S&P of AA or higher. None of our Federal Funds Sold were with our members at March 31, 2014.

Long-Term Investments. Our long-term investments include RMBS guaranteed by the housing GSEs (Fannie Mae and Freddie Mac), other U.S. obligations - guaranteed RMBS (Ginnie Mae), and agency debentures issued by Fannie Mae, Freddie Mac, the TVA and the Federal Farm Credit Banks.

A Finance Agency regulation provides that the total value of our investments in MBS and ABS, calculated using amortized historical cost, must not exceed 300% of our total regulatory capital, consisting of Retained Earnings, Class B Capital Stock, and MRCS, as of the day we purchase the securities, based on the capital amount most recently reported to the Finance Agency. These investments, as a percentage of total regulatory capital, were 297% at March 31, 2014 compared to 308% at December 31, 2013. Although our outstanding investments in MBS and ABS exceeded the limitation at December 31, 2013, we were in compliance at the time we purchased the investments and, therefore, we were not considered to be out of compliance with the regulation. However, we were not permitted to purchase additional investments in MBS and ABS until these outstanding investments were within the capital limitation. Generally, our goal is to maintain these investments near the 300% limit in order to enhance earnings and capital for our members and diversify our revenue stream.

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

					Below
					Investment
March 31, 2014	AAA	AA	A	BBB	Grade	Total
Short-term investments:
Interest-Bearing Deposits	$—	$1	$—	$—	$—	$1
Securities Purchased Under Agreements to Resell	—	1,300	—	—	—	1,300
Federal Funds Sold	—	—	225	—	—	225
Total short-term investments	—	1,301	225	—	—	1,526
AFS securities:
GSE and TVA debentures	—	3,171	—	—	—	3,171
Private-label RMBS	—	—	—	—	456	456
Total AFS securities	—	3,171	—	—	456	3,627
HTM securities:
GSE debentures	—	269	—	—	—	269
Other U.S. obligations - guaranteed RMBS	—	3,043	—	—	—	3,043
GSE RMBS	—	3,487	—	—	—	3,487
Private-label RMBS	—	23	23	39	56	141
Private-label ABS	—	—	12	—	2	14
Total HTM securities	—	6,822	35	39	58	6,954
Total investments, carrying value	$—	$11,294	$260	$39	$514	$12,107

Percentage of total	—%	94%	2%	—%	4%	100%

December 31, 2013
Short-term investments:
Interest-Bearing Deposits	$—	$1	$—	$—	$—	$1
Securities Purchased Under Agreements to Resell	—	—	—	—	—	—
Federal Funds Sold	—	—	—	—	—	—
Total short-term investments	—	1	—	—	—	1
AFS securities:
GSE and TVA debentures	—	3,163	—	—	—	3,163
Private-label RMBS	—	—	—	—	470	470
Total AFS securities	—	3,163	—	—	470	3,633
HTM securities:
GSE debentures	—	269	—	—	—	269
Other U.S. obligations - guaranteed RMBS	—	3,119	—	—	—	3,119
GSE RMBS	—	3,593	—	—	—	3,593
Private-label RMBS	—	26	27	39	58	150
Private-label ABS	—	—	13	—	2	15
Total HTM securities	—	7,007	40	39	60	7,146
Total investments, carrying value	$—	$10,171	$40	$39	$530	$10,780

Percentage of total	—%	95%	—%	—%	5%	100%

Private-label RMBS and ABS. Private-label RMBS and ABS are classified as prime, Alt-A or subprime based on the originator's classification at the time of origination or based on classification by an NRSRO upon issuance. Because there is no universally accepted definition of prime, Alt-A or subprime underwriting standards, such classifications are subjective.

All private-label RMBS and ABS were rated with an S&P equivalent rating of AAA at the date of purchase. Our private-label RMBS and ABS are backed by collateral located only in the United States and the District of Columbia. The top five states, by percentage of collateral located in those states as of March 31, 2014, were California (63%), New York (6%), Florida (5%), Connecticut (2%), and Virginia (2%).

The table below presents the UPB of our private-label RMBS and ABS by credit ratings, based on the lowest of Moody's, S&P, or comparable Fitch ratings, each stated in terms of the S&P equivalent, as well as amortized cost, estimated fair value, and OTTI losses, grouped by year of securitization as of March 31, 2014 ($ amounts in millions):

	Year of Securitization
Total Private-label RMBS and ABS	2004 and prior	2005	2006	2007	Total
AAA	$—	$—	$—	$—	$—
AA	23	—	—	—	23
A	35	—	—	—	35
BBB	31	8	—	—	39
Below investment grade:
BB	37	—	—	—	37
B	16	—	—	—	16
CCC	—	168	—	—	168
CC	—	167	—	—	167
D	—	26	53	85	164
Total below investment grade	53	361	53	85	552
Total UPB	$142	$369	$53	$85	$649

Amortized cost	$142	$326	$49	$64	$581
Gross unrealized losses (1)	(4)	—	—	—	(4)
Estimated fair value	138	345	51	74	608

Credit losses (year-to-date) (2):
Total OTTI losses	$—	$—	$—	$—	$—
Portion reclassified to (from) OCI	—	—	—	—	—
OTTI credit losses	$—	$—	$—	$—	$—

Weighted average percentage of estimated fair value to UPB	97%	94%	95%	88%	94%

(1)	Unrealized losses represent the difference between estimated fair value and amortized cost where estimated fair value is less than amortized cost. These amounts exclude unrealized gains.

(2)	Amounts include OTTI losses for securities held at March 31, 2014 only.

The following table presents the UPB of our private-label RMBS and ABS by collateral type and loan type ($ amounts in millions):

	March 31, 2014			December 31, 2013
	Fixed	Variable		Fixed	Variable
By Collateral Type (1)	Rate	Rate (2)(3)	Total	Rate	Rate (2)(3)	Total
Prime loans	$112	$509	$621	$120	$528	$648
Alt-A loans	13	—	13	14	—	14
Subprime loans	13	2	15	13	2	15
Total, private-label RMBS and ABS, at UPB	$138	$511	$649	$147	$530	$677

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

OTTI Evaluation Process. The following tables present additional significant modeling assumptions used to determine whether a security was OTTI during the first quarter of 2014, as well as the related current credit enhancement as of March 31, 2014. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. A credit enhancement percentage of zero reflects securities that have no remaining credit support and are likely to have experienced an actual principal loss. The calculated averages represent the dollar-weighted averages of all of the private-label RMBS and ABS in each category shown. RMBS and ABS are classified as prime, Alt-A or subprime based on the model used to estimate the cash flows for the security, which may not be the same as the classification by the rating agency at the time of origination ($ amounts in millions).

		Significant Modeling Assumptions for all Private-label RMBS			Current Credit Enhancement
Year of Securitization	UPB	Prepayment Rates (1)	Default Rates (1)	Loss Severities (1)
Prime:
2007	$85	10%	15%	36%	—%
2006	53	12%	14%	36%	—%
2005	369	11%	8%	33%	3%
2004 and prior	114	12%	5%	31%	16%
Total Prime	621	12%	9%	33%	5%
Total Alt-A 2004 and prior	13	15%	6%	32%	13%
Total private-label RMBS	$634	12%	9%	33%	5%

		Significant Modeling Assumptions for all ABS - Home Equity Loans			Current Credit Enhancement
Year of Securitization	UPB	Prepayment Rates (1)	Default Rates (1)	Loss Severities (1)
Total subprime 2004 and prior ABS - home equity loans (2)	$2	10%	14%	31%	100%

(1)	Weighted Average based on UPB.

(2)	These securities are insured by monoline bond insurers.

See Notes to Financial Statements - Note 5 - Other-Than-Temporary Impairment for additional information.

Mortgage Loans Held for Portfolio.

MPP Credit Enhancements. Credit enhancements for conventional MPP loans include (in order of priority):

•	PMI (when applicable for the purchase of mortgages with an initial loan-to-value ratio of over 80% at the time of purchase);

•	LRA; and

•	SMI (as applicable) purchased by the seller from a third-party provider naming us as the beneficiary.

Apart from these credit enhancements, we have other contractual and legal remedies available to us to manage some risks posed within our mortgage loans portfolio, such as the risk that a seller (or its successor-in-interest) may breach or be unwilling or unable to perform on its contractual obligations to us.

Primary Mortgage Insurance. The following table presents the PMI providers and related PMI coverage amount on seriously delinquent loans held in our portfolio as of March 31, 2014, and the mortgage insurance company credit ratings as of April 30, 2014 ($ amounts in millions):

			Seriously Delinquent Loans (2)
				PMI
				Coverage
Mortgage Insurance Company	Credit Rating (1)	Credit Rating Outlook (1)	UPB	Outstanding
MGIC	BB-	Stable	$5	$1
Republic Mortgage Insurance Company (3)	NR	N/A	4	1
Radian Guaranty, Inc.	BB-	Positive	3	1
Genworth	BB-	Positive	2	1
United Guaranty Residential Insurance Corporation	BBB+	Stable	2	1
All Others (4)	NR, BBB+, NR	N/A, Stable, N/A	1	—
Total			$17	$5

(1)	Represents the lowest credit rating and outlook of S&P, Moody's and Fitch stated in terms of the S&P equivalent. NR indicates the insurer is not rated.

(2)	Seriously delinquent loans include loans that are 90 days or more past due or in the process of foreclosure.

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

(4)
Includes three mortgage insurance companies. On October 20, 2011, the Arizona Department of Insurance took possession and control of PMI Mortgage Insurance Co. Beginning October 24, 2011, PMI Mortgage Insurance Co. paid only 50% of its claim amounts with the remaining amount deferred until the company is liquidated. On April 5, 2013, PMI Mortgage Insurance Co. announced regulatory approval of a plan to pay 55% of its claims amounts for claims settled subsequent to October 24, 2011.

Lender Risk Account. The following table presents the changes in the LRA for original MPP and MPP Advantage ($ amounts in millions):

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
LRA Activity	Original	Advantage	Total	Original	Advantage	Total
Balance of LRA, beginning of period	$11	$34	$45	$13	$21	$34
Additions	1	2	3	—	4	4
Claims paid	(1)	—	(1)	(1)	—	(1)
Distributions	—	—	—	—	—	—
Balance of LRA, end of period	$11	$36	$47	$12	$25	$37

Credit Risk Exposure to Supplemental Mortgage Insurance Providers. As of March 31, 2014, we were the beneficiary of SMI coverage, under our original MPP, on mortgage pools with a total UPB of $2.2 billion. Two mortgage insurance companies provide all of the SMI coverage. The following table presents the lowest credit rating and outlook of S&P, Moody's and Fitch stated in terms of the S&P equivalent as of April 30, 2014, and the SMI exposure ($ amounts in millions):

Mortgage Insurance Company	Credit Rating	Credit Rating Outlook	March 31, 2014	December 31, 2013
MGIC	BB-	Stable	$35	$38
Genworth	BB-	Positive	12	14
Total			$47	$52

MPP and MPF Loan Concentration. The mortgage loans purchased through the MPP and the participation interests purchased through the MPF program are currently dispersed across 50 states and the District of Columbia. No single zip code represented more than 1% of mortgage loans outstanding at March 31, 2014 or December 31, 2013. It is likely that the concentration of mortgage loans in Indiana and Michigan will continue to increase in the future due to the loss of the 3 largest MPP sellers in 2006 - 2007 that were our primary sources of nationwide mortgages. The median outstanding size of our mortgage loans was approximately $132 thousand and $131 thousand at March 31, 2014 and December 31, 2013, respectively.

MPP and MPF Credit Performance. The serious delinquency rate for the MPP FHA mortgages was 0.54% at March 31, 2014, compared to 0.56% at December 31, 2013. We rely on insurance provided by the FHA, which generally provides coverage for 100% of the principal balance of the underlying mortgage loan and defaulted interest at the debenture rate. However, we would receive defaulted interest at the contractual rate from the servicer.

The serious delinquency rate for MPP conventional mortgages was 1.39% at March 31, 2014, compared to 1.56% at December 31, 2013. Both rates were below the national serious delinquency rate. There were three seriously delinquent conventional MPF loans at March 31, 2014. See Notes to Financial Statements - Note 8 - Allowance for Credit Losses for more information.

Derivatives. The Dodd-Frank Act provides for new statutory and regulatory requirements for derivatives transactions, including those we use to hedge our interest rate and other risks. Since June 10, 2013, we have been required to clear certain interest rate swaps that fall within the scope of the first mandatory clearing determination. Beginning in February 2014, certain derivatives designated by the Commodity Futures Trading Commission as "made available to trade" are required to be executed on a swap execution facility.

Our over-the-counter derivative transactions are either (i) executed with a counterparty (bilateral derivatives) or (ii) cleared through a Futures Commission Merchant (i.e., clearing agent) with a Clearinghouse (cleared derivatives). See Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk Management - Derivatives in our 2013 Form 10-K for more information.
The contractual or notional amount of derivative transactions reflects the extent of our participation in the various classes of financial instruments. Our credit risk with respect to derivative transactions is the estimated cost of replacing the derivative positions if there is a default, minus the value of any related collateral. In determining credit risk, we consider accrued interest receivables and payables as well as the netting requirements to net assets and liabilities. See Notes to Financial Statements - Note 9 - Derivatives and Hedging Activities for more information.

The following table presents key information on derivative counterparties on a settlement date basis using credit ratings from S&P or Moody's stated in terms of the S&P equivalent ($ amounts in millions):

March 31, 2014	Notional Amount	Net Derivatives Estimated Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure
Non-member counterparties:
Asset positions with credit exposure
Bilateral derivatives
AA	$217	$1	$—	$1
A	1,004	4	(4)	—
Cleared derivatives (1)	10,520	2	4	6
Liability positions with credit exposure
Bilateral derivatives	—	—	—	—
Cleared derivatives (1)	273	—	—	—
Total derivative positions with credit exposure to non-member counterparties	12,014	7	—	7
Member institutions (2)	25	—	—	—
Subtotal - derivative positions with credit exposure	12,039	$7	$—	$7
Derivative positions without credit exposure	17,287
Total derivative positions	$29,326

December 31, 2013
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

Duration of Equity. The following table presents the effective duration of equity levels for our total position, which are subject to internal policy guidelines:

Date	-200 bps (1)	0 bps	+200 bps
March 31, 2014	(0.6) years	(1.9) years	1.8 years
December 31, 2013	0.6 years	(2.0) years	2.1 years

(1)
Our internal policy guidelines provide for the calculation of the duration of equity in a low-rate environment to be based on the Finance Agency Advisory Bulletin 03-09, as modified September 3, 2008. Under these guidelines, our duration of equity was (1.9) years at March 31, 2014 and (2.0) years at December 31, 2013.

We were in compliance with the duration of equity limits established at both dates.

Duration Gap. The duration gap was (3.1) months at March 31, 2014, compared to (3.3) months at December 31, 2013.

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

Date	VaR
March 31, 2014	$242
December 31, 2013	289

Ratio of Market Value to Book Value of Equity between Base Rates and Shift Scenarios. We measure potential changes in the market value to book value of equity based on the current month-end level of rates versus the ratio of market value to book value of equity under large parallel rate shifts. This measurement provides information related to the sensitivity of our interest-rate position. The table below presents the ratios of market value to book value of equity:

Date	-200 bps	Base	+200 bps
March 31, 2014	103%	109%	108%
December 31, 2013	105%	116%	115%

See Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Use of Derivative Hedges in our 2013 Form 10-K for more information about our use of derivative hedges.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act of 1934, as amended ("Exchange Act") is: (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and (b) accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal accounting officer, to allow timely decisions regarding required disclosures. As of March 31, 2014, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the Principal Executive Officer), Chief Financial Officer (the Principal Financial Officer), and Chief Accounting Officer (the Principal Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

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

Private-Label Mortgage-Backed Securities Litigation

On October 15, 2010, we filed a complaint in the Superior Court of Marion County, Indiana, relating to private-label residential mortgage-backed securities ("RMBS") we purchased in the aggregate original principal amount of approximately $2.9 billion. The complaint, which has been amended, is an action for rescission and damages and asserts claims for negligent misrepresentation and violations of state and federal securities law occurring in connection with the sale of these private-label RMBS to us. As reported in our Annual Report on Form 10-K for the year ended December 31, 2013, in March of 2014, we executed a confidential settlement agreement with certain defendants in this litigation, pursuant to which we have dismissed pending claims against, and provided legal releases to, various parties with respect to applicable securities at issue in the litigation, in consideration of our receipt of cash payments from those defendants.

Item 1A. RISK FACTORS

There have been no material changes in the risk factors described in Item 1A. Risk Factors of our 2013 Form 10-K.

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

10.2*+
Directors' Compensation and Expense Reimbursement Policy, effective January 1, 2014 as to travel and expense reimbursement provisions, as approved by the board of directors on November 22, 2013, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on March 26, 2014

10.3*+	Federal Home Loan Bank of Indianapolis 2011 Long Term Incentive Plan, effective January 1, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on August 3, 2011

10.4*	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 27, 2006

10.5*+	Form of Key Employee Severance Agreement for Principal Executive Officer, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on May 24, 2010

10.6*+	Form of Key Employee Severance Agreement for Executive Officers, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on February 4, 2011

10.7*	Joint Capital Enhancement Agreement dated August 5, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on August 5, 2011

10.8*+
Federal Home Loan Bank of Indianapolis Incentive Plan, effective January 1, 2012, as updated on November 22, 2013, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on November 26, 2013

10.9*+
Federal Home Loan Bank of Indianapolis 2011 Executive Incentive Compensation Plan (STI), effective January 1, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on August 3, 2011

10.10*+
Directors' Compensation and Expense Reimbursement Policy, effective January 1, 2013, as approved by the Board of Directors on December 13, 2012, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 26, 2014

14.1*
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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

May 9, 2014	By:	/s/ CINDY L. KONICH
	Name:	Cindy L. Konich
	Title:	President - Chief Executive Officer

May 9, 2014	By:	/s/ ROBERT E. GRUWELL
	Name:	Robert E. Gruwell
	Title:	Senior Vice President - Chief Financial Officer

May 9, 2014	By:	/s/ K. LOWELL SHORT, JR.
	Name:	K. Lowell Short, Jr.
	Title:	Senior Vice President - Chief Accounting Officer