Form 10-Q
period 2014-06-30
Federal Home Loan Bank of Indianapolis
filed 2014-08-08
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
☐  Yes            ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of July 31, 2014
Class B Stock, par value $100	17,337,038

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Federal Home Loan Bank of Indianapolis
Statements of Condition
(Unaudited, $ amounts and shares in thousands, except par value)

	June 30, 2014	December 31, 2013
Assets:
Cash and Due from Banks	$2,600,940	$3,318,564
Interest-Bearing Deposits	198	485
Federal Funds Sold	230,000	—
Available-for-Sale Securities (Notes 3 and 5)	3,620,986	3,632,835
Held-to-Maturity Securities (Estimated Fair Values of $7,082,435 and $7,244,318, respectively) (Notes 4 and 5)	6,949,782	7,146,250
Advances (Note 6)	19,248,081	17,337,418
Mortgage Loans Held for Portfolio, net of allowance for loan losses of $(3,250) and $(4,500), respectively (Notes 7 and 8)	6,251,472	6,189,804
Accrued Interest Receivable	77,463	79,072
Premises, Software, and Equipment, net	36,848	36,278
Derivative Assets, net (Note 9)	10,035	7,214
Other Assets	29,270	38,270

Total Assets	$39,055,075	$37,786,190

Liabilities:
Deposits	$961,619	$1,066,632
Consolidated Obligations (Note 10):
Discount Notes	9,001,460	7,434,890
Bonds	26,249,544	26,583,925
Total Consolidated Obligations	35,251,004	34,018,815
Accrued Interest Payable	78,141	80,757
Affordable Housing Program Payable (Note 11)	43,351	42,778
Derivative Liabilities, net (Note 9)	115,441	109,744
Mandatorily Redeemable Capital Stock (Note 12)	16,785	16,787
Other Liabilities	93,233	67,074
Total Liabilities	36,559,574	35,402,587

Commitments and Contingencies (Note 16)

Capital (Note 12):
Capital Stock Putable (at par value of $100 per share):
Class B-1 issued and outstanding shares: 16,627 and 16,058, respectively	1,662,682	1,605,796
Class B-2 issued and outstanding shares: 40 and 41, respectively	3,973	4,135
Total Capital Stock Putable	1,666,655	1,609,931
Retained Earnings:
Unrestricted	682,872	666,515
Restricted	98,797	85,437
Total Retained Earnings	781,669	751,952
Total Accumulated Other Comprehensive Income (Note 13)	47,177	21,720
Total Capital	2,495,501	2,383,603

Total Liabilities and Capital	$39,055,075	$37,786,190

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
(Unaudited, $ amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest Income:
Advances	$24,443	$30,380	$52,559	$63,232
Prepayment Fees on Advances, net	12	6,872	1,061	7,854
Interest-Bearing Deposits	60	164	114	389
Securities Purchased Under Agreements to Resell	68	328	157	883
Federal Funds Sold	416	554	696	1,192
Available-for-Sale Securities	6,865	7,395	13,011	16,457
Held-to-Maturity Securities	31,313	35,068	63,423	71,010
Mortgage Loans Held for Portfolio, net	57,214	63,289	114,511	126,423
Other Interest Income, net	421	(195)	535	547
Total Interest Income	120,812	143,855	246,067	287,987
Interest Expense:
Consolidated Obligation Discount Notes	1,347	2,125	2,749	4,369
Consolidated Obligation Bonds	75,910	78,572	152,352	158,078
Deposits	22	23	45	45
Mandatorily Redeemable Capital Stock	135	2,080	745	4,488
Total Interest Expense	77,414	82,800	155,891	166,980

Net Interest Income	43,398	61,055	90,176	121,007
Provision for (Reversal of) Credit Losses	(86)	591	(790)	(3,765)

Net Interest Income After Provision for Credit Losses	43,484	60,464	90,966	124,772

Other Income (Loss):
Total Other-Than-Temporary Impairment Losses	—	—	—	—
Non-Credit Portion Reclassified to (from) Other Comprehensive Income (Loss), net	(58)	—	(228)	(1,924)
Net Other-Than-Temporary Impairment Losses, credit portion	(58)	—	(228)	(1,924)
Net Realized Gains from Sale of Available-for-Sale Securities	—	17,135	—	17,135
Net Gains (Losses) on Derivatives and Hedging Activities	3,138	14,568	6,106	10,796
Service Fees	227	231	442	459
Standby Letters of Credit Fees	134	588	293	754
Other, net (Note 16)	6,521	388	9,234	692
Total Other Income (Loss)	9,962	32,910	15,847	27,912

Other Expenses:
Compensation and Benefits	10,567	9,730	20,514	19,052
Other Operating Expenses	4,452	4,474	8,496	8,482
Federal Housing Finance Agency	619	544	1,418	1,364
Office of Finance	625	657	1,443	1,464
Other	345	313	636	571
Total Other Expenses	16,608	15,718	32,507	30,933

Income Before Assessments	36,838	77,656	74,306	121,751

Affordable Housing Program Assessments	3,697	7,974	7,505	12,624

Net Income	$33,141	$69,682	$66,801	$109,127

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Comprehensive Income
(Unaudited, $ amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net Income	$33,141	$69,682	$66,801	$109,127

Other Comprehensive Income:
Net Change in Unrealized Gains (Losses) on Available-for-Sale Securities	538	(28,795)	12,577	(11,860)

Non-Credit Portion of Other-Than-Temporary Impairment Losses on Available-for-Sale Securities:
Reclassification of Non-Credit Portion to Other Income (Loss)	58	—	228	1,924
Net Change in Fair Value Not in Excess of Cumulative Non-Credit Losses	38	19,341	(181)	35,179
Unrealized Gains (Losses)	8,619	(12,359)	12,873	5,141
Reclassification of Net Realized Gains From Sale to Other Income (Loss)	—	(17,135)	—	(17,135)
Net Non-Credit Portion of Other-Than-Temporary Impairment Losses on Available-for-Sale Securities	8,715	(10,153)	12,920	25,109

Non-Credit Portion of Other-Than-Temporary Impairment Losses on Held-to-Maturity Securities:
Accretion of Non-Credit Portion	19	17	32	37
Net Non-Credit Portion of Other-Than-Temporary Impairment Losses on Held-to-Maturity Securities	19	17	32	37

Pension Benefits, net	(208)	272	(72)	699

Total Other Comprehensive Income (Loss)	9,064	(38,659)	25,457	13,985

Total Comprehensive Income	$42,205	$31,023	$92,258	$123,112

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Six Months Ended June 30, 2013 and 2014
(Unaudited, $ amounts and shares in thousands)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2012	16,343	$1,634,300	$549,773	$41,827	$591,600	$(10,058)	$2,215,842

Total Comprehensive Income	—	—	87,301	21,826	109,127	13,985	123,112

Proceeds from Sale of Capital Stock	1,334	133,413	—	—	—	—	133,413
Shares Reclassified (to) from Mandatorily Redeemable Capital Stock, net	(954)	(95,441)	—	—	—	—	(95,441)

Distributions on Mandatorily Redeemable Capital Stock	—	—	(137)	—	(137)	—	(137)
Cash Dividends on Capital Stock (3.50% annualized)	—	—	(28,552)	—	(28,552)	—	(28,552)

Balance, June 30, 2013	16,723	$1,672,272	$608,385	$63,653	$672,038	$3,927	$2,348,237

Balance, December 31, 2013	16,099	$1,609,931	$666,515	$85,437	$751,952	$21,720	$2,383,603

Total Comprehensive Income	—	—	53,441	13,360	66,801	25,457	92,258

Proceeds from Sale of Capital Stock	568	56,724	—	—	—	—	56,724

Cash Dividends on Capital Stock (4.63% annualized)	—	—	(37,084)	—	(37,084)	—	(37,084)

Balance, June 30, 2014	16,667	$1,666,655	$682,872	$98,797	$781,669	$47,177	$2,495,501

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
(Unaudited, $ amounts in thousands)

	Six Months Ended June 30,
	2014	2013
Operating Activities:
Net Income	$66,801	$109,127
Adjustments to reconcile Net Income to Net Cash provided by Operating Activities:
Amortization and Depreciation	14,211	65,209
Prepayment Fees on Advances, net of related swap termination fees	—	(4,532)
Changes in Net Derivative and Hedging Activities	26,822	24,204
Net Other-Than-Temporary Impairment Losses, credit portion	228	1,924
Provision for (Reversal of) Credit Losses	(790)	(3,765)
Net Realized Gains from Sale of Available-for-Sale Securities	—	(17,135)
Changes in:
Accrued Interest Receivable	1,624	4,621
Other Assets	9,121	(1,617)
Accrued Interest Payable	(2,616)	(3,359)
Other Liabilities	6,972	(1,195)
Total Adjustments, net	55,572	64,355

Net Cash provided by Operating Activities	122,373	173,482

Investing Activities:
Changes in:
Interest-Bearing Deposits	59,164	263,729
Securities Purchased Under Agreements to Resell	—	1,800,000
Federal Funds Sold	(230,000)	53,000
Purchases of Premises, Software, and Equipment	(2,019)	(5,299)
Available-for-Sale Securities:
Proceeds from Maturities	40,539	39,169
Proceeds from Sales	—	129,471
Held-to-Maturity Securities:
Proceeds from Maturities	379,421	575,670
Purchases	(174,142)	(356,606)
Advances:
Principal Collected	33,858,469	20,082,714
Disbursed to Members	(35,765,339)	(21,358,346)
Mortgage Loans Held for Portfolio:
Principal Collected	406,321	750,469
Purchases of Loans from Members and Participation Interests from Other Federal Home Loan Banks	(472,545)	(918,464)

Net Cash provided by (used in) Investing Activities	(1,900,131)	1,055,507

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
(Unaudited, $ amounts in thousands)

	Six Months Ended June 30,
	2014	2013
Financing Activities:
Changes in Deposits	(108,354)	(404,411)
Net Payments on Derivative Contracts with Financing Elements	(30,349)	(38,416)
Net Proceeds from Issuance of Consolidated Obligations:
Discount Notes	24,336,904	41,293,403
Bonds	8,605,005	11,363,293
Payments for Matured and Retired Consolidated Obligations:
Discount Notes	(22,769,510)	(41,307,254)
Bonds	(8,993,200)	(12,025,750)
Other Federal Home Loan Banks:
Proceeds from Borrowings	22,000	50,000
Payments for Maturities	(22,000)	(50,000)
Proceeds from Sale of Capital Stock	56,724	133,413
Payments for Redemption/Repurchase of Mandatorily Redeemable Capital Stock	(2)	(290,574)
Cash Dividends Paid on Capital Stock	(37,084)	(28,552)

Net Cash provided by (used in) Financing Activities	1,060,134	(1,304,848)

Net Decrease in Cash and Due from Banks	(717,624)	(75,859)

Cash and Due from Banks at Beginning of Period	3,318,564	105,472

Cash and Due from Banks at End of Period	$2,600,940	$29,613

Supplemental Disclosures:
Interest Paid	$153,880	$174,644
Affordable Housing Program Payments	6,932	5,936
Capitalized Interest on Certain Held-to-Maturity Securities	1,303	5,171
Par Value of Shares Reclassified from Mandatorily Redeemable Capital Stock, net	—	95,441
Net Transfers of Mortgage Loans to Real Estate Owned	117	—

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

Our significant accounting policies and certain other disclosures are set forth in Note 1 - Summary of Significant Accounting Policies in our 2013 Form 10-K. There have been no material changes to these policies through June 30, 2014.

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

Financial Instruments Meeting Netting Requirements. We present certain financial instruments, including derivative instruments and securities purchased under agreements to resell, on a net basis when we have a legal right of offset and all other requirements for netting are met (collectively referred to as the netting requirements). For these financial instruments, we have elected to offset our derivative asset and liability positions, as well as cash collateral received or pledged, when we have met the netting requirements. We did not have any offsetting liabilities related to securities purchased under agreements to resell at June 30, 2014 or December 31, 2013.

Note 2 - Recently Adopted and Issued Accounting Guidance

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. On June 12, 2014, the FASB issued amended guidance for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings. This amendment requires entities to account for repurchase-to-maturity transactions as secured borrowings rather than as sales with forward repurchase agreements. In addition, this guidance requires additional disclosures, particularly on transfers accounted for as sales that are economically similar to repurchase agreements and on the nature of collateral pledged in repurchase agreements accounted for as secured borrowings. This guidance becomes effective for the first interim or annual period beginning after December 15, 2014 and early adoption is prohibited. The changes in accounting for transactions outstanding on the effective date are required to be presented as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. We are in the process of evaluating this guidance, but its effect on our financial condition, results of operations and cash flows is not expected to be material.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Revenue from Contracts with Customers. On May 28, 2014, the FASB issued its guidance on revenue from contracts with customers. This guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. In addition, this guidance amends the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer. This guidance applies to all contracts with customers except those that are within the scope of other standards, such as financial instruments, certain guarantees, insurance contracts, or lease contracts. This guidance becomes effective for the interim and annual reporting periods beginning after December 15, 2016, and early application is not permitted. The guidance provides the entities with the option of using the following two methods upon adoption: (i) a full retrospective method, retrospectively to each prior reporting period presented; or (ii) a transition method, retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application. We are in the process of evaluating this guidance, but its effect on our financial condition, results of operations and cash flows is not expected to be material.

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. On January 17, 2014, the FASB issued guidance clarifying when consumer mortgage loans collateralized by real estate should be reclassified to REO. Specifically, such collateralized mortgage loans should be reclassified to REO when either the creditor obtains legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveys all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. This guidance is effective for interim and annual periods beginning on or after December 15, 2014 and may be adopted under either the modified retrospective transition method or the prospective transition method. We are in the process of evaluating this guidance, but its effect on our financial condition, results of operations and cash flows is not expected to be material.

Advisory Bulletin 2012-02. On April 9, 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention ("AB-2012-02"). The guidance establishes a standard and uniform methodology for adversely classifying certain assets other than investment securities and prescribes the timing of asset charge-offs based on these classifications. Such accounting guidance differs from our current methodology and accounting policy, particularly in that, among other differences, AB 2012-02 requires a charge-off when a loan is more than 180 days past due. The required charge-off is generally the excess of the loan balance over the fair value of the underlying property, less costs to sell, and adjusted for credit enhancements. AB-2012-02 states that it was effective upon issuance. However, the Finance Agency issued additional guidance that extended the effective date for classification purposes to January 1, 2014 and the effective date for financial reporting purposes to January 1, 2015. We implemented the classification methodology effective January 1, 2014 which did not have an effect on our financial condition, results of operations, or cash flows. We do not expect the adoption of the financial reporting guidance effective January 1, 2015 to have a material effect on our financial condition, results of operations or cash flows.

Note 3 - Available-for-Sale Securities

Major Security Types. The following table presents information on our AFS securities:

			Gross	Gross
	Amortized	Non-Credit	Unrealized	Unrealized	Estimated
June 30, 2014	Cost (1)	OTTI	Gains	Losses	Fair Value
GSE and TVA debentures	$3,165,380	$—	$14,277	$(1,383)	$3,178,274
Private-label RMBS	403,856	(187)	39,043	—	442,712
Total AFS securities	$3,569,236	$(187)	$53,320	$(1,383)	$3,620,986

December 31, 2013
GSE and TVA debentures	$3,162,833	$—	$6,623	$(6,306)	$3,163,150
Private-label RMBS	443,749	(234)	26,170	—	469,685
Total AFS securities	$3,606,582	$(234)	$32,793	$(6,306)	$3,632,835

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

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
June 30, 2014	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE and TVA debentures	$201,392	$(506)	$204,309	$(877)	$405,701	$(1,383)
Private-label RMBS	—	—	6,462	(187)	6,462	(187)
Total impaired AFS securities	$201,392	$(506)	$210,771	$(1,064)	$412,163	$(1,570)

December 31, 2013
GSE and TVA debentures	$880,095	$(6,306)	$—	$—	$880,095	$(6,306)
Private-label RMBS	—	—	7,135	(234)	7,135	(234)
Total impaired AFS securities	$880,095	$(6,306)	$7,135	$(234)	$887,230	$(6,540)

Redemption Terms. The amortized cost and estimated fair value of non-MBS AFS securities by contractual maturity are presented below. MBS are not presented by contractual maturity because their actual maturities will likely differ from contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

	June 30, 2014		December 31, 2013
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Due after one year through five years	$2,306,982	$2,316,266	$2,046,472	$2,052,348
Due after five years through ten years	823,789	827,378	1,083,608	1,078,558
Due after ten years	34,609	34,630	32,753	32,244
Total Non-MBS	3,165,380	3,178,274	3,162,833	3,163,150
Total MBS	403,856	442,712	443,749	469,685
Total AFS securities	$3,569,236	$3,620,986	$3,606,582	$3,632,835

Realized Gains and Losses. There were no sales of AFS securities during the three and six months ended June 30, 2014. However, on April 4, 2013, we sold six OTTI AFS securities, only one of which was in an unrealized loss position. Prior to the sale, we recorded an OTTI credit charge for this security, representing the entire difference between our amortized cost basis and its estimated fair value, which resulted in no gross realized losses from this sale.

	Three Months Ended June 30,		Six Months Ended June 30,
Sales of AFS Securities	2014	2013	2014	2013
Proceeds from sale	$—	$129,471	$—	$129,471

Previously recognized OTTI credit losses including accretion	—	38,806	—	38,806

Gross realized gains	—	17,135	—	17,135
Gross realized losses	—	—	—	—
Net Realized Gains from Sale of Available-for-Sale Securities	$—	$17,135	$—	$17,135

As of June 30, 2014, we had no intention of selling the AFS securities in an unrealized loss position nor did we consider it more likely than not that we will be required to sell these securities before our anticipated recovery of each security's remaining amortized cost basis.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 4 - Held-to-Maturity Securities

Major Security Types. The following table presents information on our HTM securities:

				Gross	Gross
				Unrecognized	Unrecognized
	Amortized	Non-Credit	Carrying	Holding	Holding	Estimated
June 30, 2014	Cost (1)	OTTI	Value (2)	Gains (3)	Losses (3)	Fair Value
GSE debentures	$268,999	$—	$268,999	$461	$—	$269,460
RMBS and ABS:
Other U.S. obligations -guaranteed RMBS	3,027,745	—	3,027,745	42,846	(5,045)	3,065,546
GSE RMBS	3,507,599	—	3,507,599	96,636	(645)	3,603,590
Private-label RMBS	131,701	—	131,701	769	(998)	131,472
Manufactured housing loan ABS	12,062	—	12,062	—	(1,389)	10,673
Home equity loan ABS	1,885	(209)	1,676	123	(105)	1,694
Total RMBS and ABS	6,680,992	(209)	6,680,783	140,374	(8,182)	6,812,975
Total HTM securities	$6,949,991	$(209)	$6,949,782	$140,835	$(8,182)	$7,082,435

December 31, 2013
GSE debentures	$268,998	$—	$268,998	$399	$—	$269,397
RMBS and ABS:
Other U.S. obligations -guaranteed RMBS	3,119,458	—	3,119,458	45,171	(7,406)	3,157,223
GSE RMBS	3,592,695	—	3,592,695	70,572	(6,554)	3,656,713
Private-label RMBS	150,287	—	150,287	185	(2,663)	147,809
Manufactured housing loan ABS	12,933	—	12,933	—	(1,590)	11,343
Home equity loan ABS	2,120	(241)	1,879	67	(113)	1,833
Total RMBS and ABS	6,877,493	(241)	6,877,252	115,995	(18,326)	6,974,921
Total HTM securities	$7,146,491	$(241)	$7,146,250	$116,394	$(18,326)	$7,244,318

(1)	Includes adjustments made to the cost basis of an investment for accretion, amortization, collection of principal, and, if applicable, OTTI recognized in earnings (credit losses).

(2)	Represents amortized cost after adjustment for non-credit OTTI recognized in AOCI.

(3)	Represents the difference between estimated fair value and carrying value.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Unrealized Loss Positions. The following table presents impaired HTM securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position. None of our non-MBS were in an unrealized loss position at June 30, 2014 or December 31, 2013.

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
June 30, 2014	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses (1)
RMBS and ABS:
Other U.S. obligations - guaranteed RMBS	$32,656	$(32)	$1,069,594	$(5,013)	$1,102,250	$(5,045)
GSE RMBS	103,356	(17)	137,606	(628)	240,962	(645)
Private-label RMBS	4,788	(13)	49,106	(985)	53,894	(998)
Manufactured housing loan ABS	—	—	10,673	(1,389)	10,673	(1,389)
Home equity loan ABS	—	—	1,694	(191)	1,694	(191)
Total RMBS and ABS	140,800	(62)	1,268,673	(8,206)	1,409,473	(8,268)
Total impaired HTM securities	$140,800	$(62)	$1,268,673	$(8,206)	$1,409,473	$(8,268)

December 31, 2013
RMBS and ABS:
Other U.S. obligations - guaranteed RMBS	$1,094,158	$(3,365)	$546,459	$(4,041)	$1,640,617	$(7,406)
GSE RMBS	1,338,255	(6,542)	6,766	(12)	1,345,021	(6,554)
Private-label RMBS	61,059	(561)	58,363	(2,102)	119,422	(2,663)
Manufactured housing loan ABS	—	—	11,343	(1,590)	11,343	(1,590)
Home equity loan ABS	—	—	1,833	(287)	1,833	(287)
Total RMBS and ABS	2,493,472	(10,468)	624,764	(8,032)	3,118,236	(18,500)
Total impaired HTM securities	$2,493,472	$(10,468)	$624,764	$(8,032)	$3,118,236	$(18,500)

(1)
For home equity loan ABS, total unrealized losses does not agree to total gross unrecognized holding losses. Total unrealized losses include non-credit-related OTTI losses recorded in AOCI and gross unrecognized holding gains on previously OTTI securities.

Redemption Terms. The amortized cost, carrying value and estimated fair value of non-MBS HTM securities by contractual maturity are presented below. MBS and ABS are not presented by contractual maturity because their actual maturities will likely differ from contractual maturities as certain borrowers have the right to prepay their obligations with or without prepayment fees.

	June 30, 2014			December 31, 2013
	Amortized	Carrying	Estimated	Amortized	Carrying	Estimated
Year of Contractual Maturity	Cost (1)	Value (2)	Fair Value	Cost (1)	Value (2)	Fair Value
Non-MBS:
Due in one year or less	$168,999	$168,999	$169,198	$—	$—	$—
Due after one year through five years	100,000	100,000	100,262	268,998	268,998	269,397
Total Non-MBS	268,999	268,999	269,460	268,998	268,998	269,397
Total RMBS and ABS	6,680,992	6,680,783	6,812,975	6,877,493	6,877,252	6,974,921
Total HTM securities	$6,949,991	$6,949,782	$7,082,435	$7,146,491	$7,146,250	$7,244,318

(1)	Includes adjustments made to the cost basis of an investment for accretion, amortization, collection of principal, and, if applicable, OTTI recognized in earnings (credit losses).

(2)	Represents amortized cost after adjustment for non-credit OTTI recognized in AOCI.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 5 - Other-Than-Temporary Impairment

OTTI Evaluation Process and Results - Private-label RMBS and ABS. On a quarterly basis, we evaluate for OTTI our individual AFS and HTM securities that have been previously OTTI or are in an unrealized loss position. A description of the OTTI evaluation process, uniform framework, and the two third-party models we utilize is disclosed in Note 1 - Summary of Significant Accounting Policies and Note 6 - Other-Than-Temporary Impairment in our 2013 Form 10-K.

For the six months ended June 30, 2013, we recorded an OTTI credit charge of $1,924, representing the entire difference between our amortized cost basis and the estimated fair value, on one security for which we changed our previous intention to hold until recovery of its amortized cost. We did not have any such change in intent during the three or six months ended June 30, 2014 or the three months ended June 30, 2013.

As a result of our analysis, additional OTTI credit losses were recognized for one security for the three and six months ended June 30, 2014 but not for the three or six months ended June 30, 2013. We determined that the unrealized losses on the remaining private-label RMBS and ABS were temporary as we expect to recover the entire amortized cost.

OTTI - Significant Modeling Assumptions. The FHLBanks' OTTI Governance Committee developed a short-term housing price forecast with projected changes ranging from a decrease of 4% to an increase of 9% over a twelve-month period. For the vast majority of housing markets, the changes range from a decrease of 2% to an increase of 4%.

Previously, home prices following the short-term period were projected to recover using one of five different recovery paths. Starting this quarter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

The following table presents the other significant modeling assumptions used to determine the amount of credit loss recognized in earnings for the one security that was determined to be OTTI during the three months ended June 30, 2014. The related current credit enhancement is also presented. Credit enhancement is defined as the percentage of subordinated tranches, excess spread, and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. A credit enhancement percentage of zero reflects a security that has no remaining credit support and is likely to have experienced an actual principal loss. The calculated averages represent the dollar-weighted averages of the private-label RMBS in each category shown. The classification (prime, Alt-A or subprime) is based on the model used to estimate the cash flows for the security, which may not be the same as the classification by the rating agency at the time of origination.

	Significant Modeling Assumptions for OTTI private-label RMBS for the three months ended June 30, 2014
Year of Securitization	Prepayment Rates (1)	Default Rates (1)	Loss Severities (1)	Current Credit Enhancement (1)
Prime - 2006	15.3%	16.8%	40.8%	0.0%

(1)	Weighted Average based on UPB.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents a rollforward of the amounts related to credit losses recognized in earnings. The rollforward excludes accretion of credit losses for securities that have not experienced a significant increase in cash flows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Credit Loss Rollforward	2014	2013	2014	2013
Balance at beginning of period	$72,457	$102,793	$72,287	$109,169
Additions:
Additional credit losses for which OTTI was previously recognized (1)	58	—	228	1,924
Reductions:
Credit losses on securities sold, matured, paid down or prepaid	—	(30,506)	—	(30,506)
Unamortized life-to-date credit losses on security that we intend to sell before recovery of its amortized cost basis	—	—	—	(8,300)
Significant increases in cash flows expected to be collected, recognized over the remaining life of the securities (2)	(931)	—	(931)	—
Balance at end of period	$71,584	$72,287	$71,584	$72,287

(1)	Relates to all securities that were impaired prior to January 1, 2014 and 2013, respectively.

(2)	Represents amounts to be accreted as interest income over the remaining life of the applicable securities.

The following table presents the June 30, 2014 classification and balances of OTTI securities impaired prior to that date (i.e., life-to-date) but not necessarily as of that date. Securities are classified based on the originator's classification at the time of origination or based on the classification by the NRSROs upon issuance. Because there is no universally accepted definition of prime, Alt-A or subprime underwriting standards, such classifications are subjective.

	June 30, 2014
	HTM Securities				AFS Securities
OTTI Life-to-Date	UPB	Amortized Cost	Carrying Value	Estimated Fair Value	UPB	Amortized Cost	Estimated Fair Value
Private-label RMBS - prime	$—	$—	$—	$—	$469,442	$403,856	$442,712
Home equity loan ABS - subprime	757	724	515	638	—	—	—
Total	$757	$724	$515	$638	$469,442	$403,856	$442,712

OTTI Evaluation Process and Results - All Other AFS and HTM Securities.

Other U.S. and GSE Obligations and TVA Debentures. For other U.S. obligations, GSE obligations, and TVA debentures, we determined that, based on current expectations, the strength of the issuers' guarantees through direct obligations of, or support from, the United States government is sufficient to protect us from any losses. As a result, all of the gross unrealized losses as of June 30, 2014 are considered temporary.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 6 - Advances

We had Advances outstanding, as presented below by year of contractual maturity, with interest rates ranging from 0% to 8.34%.

	June 30, 2014		December 31, 2013
Year of Contractual Maturity	Amount	WAIR %	Amount	WAIR %
Overdrawn demand and overnight deposit accounts	$9,496	2.42	$1,092	2.50
Due in 1 year or less	7,602,235	0.47	5,952,161	0.58
Due after 1 year through 2 years	2,310,962	2.09	1,695,355	2.61
Due after 2 years through 3 years	2,394,085	1.73	2,289,954	1.59
Due after 3 years through 4 years	2,272,276	2.06	2,190,551	1.86
Due after 4 years through 5 years	1,202,616	1.98	1,803,488	2.17
Thereafter	3,246,984	1.76	3,199,181	1.93
Total Advances, par value	19,038,654	1.33	17,131,782	1.50
Fair-value hedging adjustments	185,722		181,211
Unamortized swap termination fees associated with modified Advances, net of deferred prepayment fees	23,705		24,425
Total Advances	$19,248,081		$17,337,418

Prepayments. The following table presents Advance prepayment fees and the associated swap termination fees recognized in Interest Income at the time of the prepayments:

	Three Months Ended June 30,		Six Months Ended June 30,
Recognized prepayment/termination fees	2014	2013	2014	2013
Prepayment fees on Advances	$21	$24,886	$1,417	$30,534
Associated swap termination fees	(9)	(18,014)	(356)	(22,680)
Prepayment Fees on Advances, net	$12	$6,872	$1,061	$7,854

The following table presents deferred Advance prepayment fees and deferred swap termination fees associated with those Advance prepayments:

	Three Months Ended June 30,		Six Months Ended June 30,
Deferred prepayment/termination fees	2014	2013	2014	2013
Deferred prepayment fees on Advances	$—	$4,704	$—	$11,935
Deferred associated swap termination fees	—	(2,008)	—	(7,415)
Deferred prepayment fees on Advances, net	$—	$2,696	$—	$4,520

At June 30, 2014 and December 31, 2013, we had $4.2 billion and $4.1 billion, respectively, of Advances that can be prepaid without incurring prepayment or termination fees. All other Advances may only be prepaid by paying a fee that is sufficient to make us financially indifferent to the prepayment of the Advance.

At June 30, 2014 and December 31, 2013, we had putable Advances outstanding totaling $180,000 and $188,000, respectively. We had no convertible Advances outstanding at June 30, 2014 or December 31, 2013.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents Advances by the earlier of the year of contractual maturity or the next call date and next put date:

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Put Date
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Overdrawn demand and overnight deposit accounts	$9,496	$1,092	$9,496	$1,092
Due in 1 year or less	10,120,350	8,312,526	7,776,235	6,128,161
Due after 1 year through 2 years	2,089,962	1,572,105	2,294,462	1,683,855
Due after 2 years through 3 years	2,610,335	2,293,954	2,326,585	2,259,954
Due after 3 years through 4 years	2,172,276	2,052,801	2,192,276	2,091,051
Due after 4 years through 5 years	977,616	1,653,488	1,192,616	1,768,488
Thereafter	1,058,619	1,245,816	3,246,984	3,199,181
Total Advances, par value	$19,038,654	$17,131,782	$19,038,654	$17,131,782

Credit Risk Exposure and Security Terms. At June 30, 2014 and December 31, 2013, we had a total of $6.9 billion and $5.3 billion, respectively, of Advances outstanding, at par, to single borrowers with balances that were greater than or equal to $1.0 billion. These Advances, representing 36% and 31%, respectively, of total Advances at par outstanding on those dates, were made to four and three borrowers, respectively. At June 30, 2014 and December 31, 2013, we held $14.8 billion and $10.1 billion, respectively, of UPB of collateral to cover the Advances to these borrowers.

See Note 8 - Allowance for Credit Losses for information related to credit risk on Advances and allowance methodology for credit losses.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 7 - Mortgage Loans Held for Portfolio

The following tables present information on Mortgage Loans Held for Portfolio:

	June 30, 2014
Term	MPP	MPF	Total
Fixed-rate long-term mortgages	$4,629,540	$450,694	$5,080,234
Fixed-rate medium-term (1) mortgages	975,271	84,543	1,059,814
Total Mortgage Loans Held for Portfolio, UPB	5,604,811	535,237	6,140,048
Unamortized premiums	109,681	10,109	119,790
Unamortized discounts	(9,448)	(271)	(9,719)
Fair-value hedging adjustments	5,143	(540)	4,603
Allowance for loan losses	(3,000)	(250)	(3,250)
Total Mortgage Loans Held for Portfolio, net	$5,707,187	$544,285	$6,251,472

	December 31, 2013
Term	MPP	MPF	Total
Fixed-rate long-term mortgages	$4,528,804	$457,128	$4,985,932
Fixed-rate medium-term (1) mortgages	1,012,587	86,914	1,099,501
Total Mortgage Loans Held for Portfolio, UPB	5,541,391	544,042	6,085,433
Unamortized premiums	106,346	10,917	117,263
Unamortized discounts	(11,942)	(288)	(12,230)
Fair-value hedging adjustments	4,374	(536)	3,838
Allowance for loan losses	(4,000)	(500)	(4,500)
Total Mortgage Loans Held for Portfolio, net	$5,636,169	$553,635	$6,189,804

(1)	Defined as a term of 15 years or less at origination.

	June 30, 2014
Type	MPP	MPF	Total
Conventional	$4,918,772	$428,467	$5,347,239
Government	686,039	106,770	792,809
Total Mortgage Loans Held for Portfolio, UPB	$5,604,811	$535,237	$6,140,048

	December 31, 2013
Type	MPP	MPF	Total
Conventional	$4,804,298	$435,996	$5,240,294
Government	737,093	108,046	845,139
Total Mortgage Loans Held for Portfolio, UPB	$5,541,391	$544,042	$6,085,433

For information related to our credit risk on mortgage loans and allowance for loan losses, see Note 8 - Allowance for Credit Losses.

Note 8 - Allowance for Credit Losses

We have established a methodology to determine the allowance for credit losses for each of our portfolio segments: credit products (Advances, letters of credit, and other extensions of credit to members); term securities purchased under agreements to resell; term federal funds sold; government-guaranteed or insured Mortgage Loans Held for Portfolio; and conventional Mortgage Loans Held for Portfolio. A description of the allowance methodologies for our portfolio segments as well as our policy for impairing financing receivables, placing them on non-accrual status, and charging them off when necessary is disclosed in Note 1 - Summary of Significant Accounting Policies and Note 9 - Allowance for Credit Losses in our 2013 Form 10-K.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Credit Products. Using a risk-based approach, we consider the amount and quality of the collateral pledged and the borrower's financial condition to be indicators of credit quality on the borrower's credit products. At June 30, 2014 and December 31, 2013, we had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of our outstanding extensions of credit.

At June 30, 2014 and December 31, 2013, we did not have any credit products that were past due, on non-accrual status, or considered impaired. In addition, based upon the collateral held as security, our credit extension and collateral policies, our credit analysis and the repayment history on credit products, we have not recorded any allowance for credit losses on credit products.

At June 30, 2014 and December 31, 2013, no liability was recorded to reflect an allowance for credit losses for off-balance sheet credit exposures. For additional information about off-balance sheet credit exposure, see Note 16 - Commitments and Contingencies.

Mortgage Loans Held for Portfolio.

Credit Enhancements.

MPP Credit Enhancements. The following table presents the impact of credit enhancements on the allowance for MPP loan losses:

MPP Credit Waterfall	June 30, 2014	December 31, 2013
Estimated losses remaining after borrower's equity, before credit enhancements	$25,019	$31,523
Portion of estimated losses recoverable from PMI	(3,976)	(4,922)
Portion of estimated losses recoverable from LRA	(4,175)	(5,072)
Portion of estimated losses recoverable from SMI	(14,111)	(18,740)
Allowance for unrecoverable PMI/SMI	243	1,211
Allowance for MPP loan losses	$3,000	$4,000

The following table presents the activity in the LRA:

	Three Months Ended June 30,		Six Months Ended June 30,
LRA Activity	2014	2013	2014	2013
Balance of LRA, beginning of period	$46,958	$37,122	$45,330	$33,693
Additions	3,684	4,218	6,110	8,699
Claims paid	(617)	(801)	(1,253)	(1,760)
Distributions	(107)	(448)	(269)	(541)
Balance of LRA, end of period	$49,918	$40,091	$49,918	$40,091

MPF Credit Enhancements. CE Fees paid to PFIs were $101 and $71 for the three months ended June 30, 2014 and 2013, respectively, and $203 and $117 for the six months ended June 30, 2014 and 2013, respectively. Performance-based CE fees may be withheld to cover losses allocated to us.

If losses occur in a master commitment, these losses will either be: (i) recovered through the withholding of future performance-based CE Fees from the PFI or (ii) absorbed by us in the FLA. As of June 30, 2014 and December 31, 2013, our exposure under the FLA was $3,399 and $3,338, respectively, with CE Obligations available to cover losses in excess of the FLA totaling $26,851 and $26,284, respectively. Any estimated losses that would be absorbed by the CE Obligation are not reserved for as part of our allowance for loan losses. Accordingly, the calculated allowance was reduced by $38 and $142 as of June 30, 2014 and December 31, 2013, respectively, for the amount in excess of the FLA to be covered by PFIs’ CE Obligations. As of June 30, 2014 and December 31, 2013, the resulting allowance for MPF loan losses was $250 and $500, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Allowance for Loan Losses on Mortgage Loans. The tables below present a rollforward of our allowance for loan losses, the allowance for loan losses by impairment methodology, and the recorded investment in conventional mortgage loans by impairment methodology.

	Conventional
Rollforward of Allowance	MPP	MPF	Total
Allowance for loan losses, March 31, 2014	$3,000	$500	$3,500
Charge-offs, net of recoveries	(164)	—	(164)
Provision for (reversal of) loan losses	164	(250)	(86)
Allowance for loan losses, June 30, 2014	$3,000	$250	$3,250

Allowance for loan losses, March 31, 2013	$5,000	$250	$5,250
Charge-offs, net of recoveries	(341)	—	(341)
Provision for (reversal of) loan losses	341	250	591
Allowance for loan losses, June 30, 2013	$5,000	$500	$5,500

Allowance for loan losses, December 31, 2013	$4,000	$500	$4,500
Charge-offs, net of recoveries	(451)	(9)	(460)
Provision for (reversal of) loan losses	(549)	(241)	(790)
Allowance for loan losses, June 30, 2014	$3,000	$250	$3,250

Allowance for loan losses, December 31, 2012	$9,850	$150	$10,000
Charge-offs, net of recoveries	(735)	—	(735)
Provision for (reversal of) loan losses	(4,115)	350	(3,765)
Allowance for loan losses, June 30, 2013	$5,000	$500	$5,500

	Conventional
Allowance for Loan Losses, June 30, 2014	MPP	MPF	Total
Loans collectively evaluated for impairment	$2,536	$250	$2,786
Loans individually evaluated for impairment (1)	464	—	464
Total allowance for loan losses	$3,000	$250	$3,250

Allowance for Loan Losses, December 31, 2013
Loans collectively evaluated for impairment	$3,065	$500	$3,565
Loans individually evaluated for impairment (1)	935	—	935
Total allowance for loan losses	$4,000	$500	$4,500

Recorded Investment, June 30, 2014
Loans collectively evaluated for impairment	$5,005,740	$438,522	$5,444,262
Loans individually evaluated for impairment (1)	19,997	—	19,997
Total recorded investment	$5,025,737	$438,522	$5,464,259

Recorded Investment, December 31, 2013
Loans collectively evaluated for impairment	$4,883,419	$446,796	$5,330,215
Loans individually evaluated for impairment (1)	18,355	—	18,355
Total recorded investment	$4,901,774	$446,796	$5,348,570

(1)
The recorded investment in our MPP conventional loans individually evaluated for impairment excludes principal that was previously paid in full by the servicers as of June 30, 2014 and December 31, 2013 of $9,236 and $13,976, respectively, that remains subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties. However, the MPP conventional loan allowance for loan losses includes $424 and $895 for these potential claims as of June 30, 2014 and December 31, 2013, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Credit Quality Indicators. The tables below present our key credit quality indicators for mortgage loans held for portfolio:

Mortgage Loans Held for Portfolio as of June 30, 2014	MPP		MPF
	Conventional	FHA	Conventional	Government	Total
Past due 30-59 days	$46,695	$20,492	$377	$1,555	$69,119
Past due 60-89 days	14,140	6,134	1	424	20,699
Past due 90 days or more	58,912	3,949	1	173	63,035
Total past due	119,747	30,575	379	2,152	152,853
Total current	4,905,990	675,460	438,143	106,340	6,125,933
Total mortgage loans, recorded investment	5,025,737	706,035	438,522	108,492	6,278,786
Net unamortized premiums	(83,513)	(16,720)	(8,509)	(1,329)	(110,071)
Fair-value hedging adjustments	(4,438)	(705)	491	49	(4,603)
Accrued interest receivable	(19,014)	(2,571)	(2,037)	(442)	(24,064)
Total Mortgage Loans Held for Portfolio, UPB	$4,918,772	$686,039	$428,467	$106,770	$6,140,048

Other Delinquency Statistics as of June 30, 2014
In process of foreclosure (1)	$41,336	$—	$—	$—	$41,336
Serious delinquency rate (2)	1.17%	0.56%	—%	0.16%	1.00%
Past due 90 days or more still accruing interest (3)	$58,385	$3,949	$—	$173	$62,507
On non-accrual status	1,068	—	1	—	1,069

Mortgage Loans Held for Portfolio as of December 31, 2013	MPP		MPF
	Conventional	FHA	Conventional	Government	Total
Past due 30-59 days	$55,615	$38,963	$179	$382	$95,139
Past due 60-89 days	18,203	7,438	1	555	26,197
Past due 90 days or more	76,611	4,234	130	—	80,975
Total past due	150,429	50,635	310	937	202,311
Total current	4,751,345	709,032	446,486	109,010	6,015,873
Total mortgage loans, recorded investment	4,901,774	759,667	446,796	109,947	6,218,184
Net unamortized premiums	(75,381)	(19,023)	(9,126)	(1,503)	(105,033)
Fair-value hedging adjustments	(3,593)	(781)	488	48	(3,838)
Accrued interest receivable	(18,502)	(2,770)	(2,162)	(446)	(23,880)
Total Mortgage Loans Held for Portfolio, UPB	$4,804,298	$737,093	$435,996	$108,046	$6,085,433

Other Delinquency Statistics as of December 31, 2013
In process of foreclosure (1)	$47,970	$—	$—	$—	$47,970
Serious delinquency rate (2)	1.56%	0.56%	0.03%	—%	1.30%
Past due 90 days or more still accruing interest (3)	$76,099	$4,234	$—	$—	$80,333
On non-accrual status	1,174	—	130	—	1,304

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

	June 30, 2014			December 31, 2013
Recorded Investment	Performing	Non-Performing	Total	Performing	Non-Performing	Total
MPP conventional loans	$19,051	$946	$19,997	$17,407	$948	$18,355

The tables below present the pre- and post-modification amounts, which represent the amount of recorded investment as of the date the loans were modified.

Troubled Debt Restructurings at Modification Date	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
MPP conventional loans	$1,180	$1,261	$2,522	$2,670

Troubled Debt Restructurings at Modification Date	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
MPP conventional loans	$2,439	$2,593	$3,293	$3,504

During the three and six months ended June 30, 2014 and 2013, certain conventional MPP loans classified as TDRs within the previous 12 months experienced a payment default. A borrower is considered to have defaulted on a TDR if the borrower's contractually due principal or interest is 60 days or more past due at any time. The recorded investment of certain conventional MPP loans classified as TDRs within the previous 12 months that experienced a payment default was $0 and $420 for the three months ended June 30, 2014 and 2013, respectively, and $0 and $1,041 for the six months ended June 30, 2014 and 2013, respectively. For purposes of this disclosure, only the initial default was included; however, a loan can experience another payment default in a subsequent period.

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

	June 30, 2014			December 31, 2013
Individually Evaluated Impaired Loans	Recorded Investment	UPB	Related Allowance for Loan Losses	Recorded Investment	UPB	Related Allowance for Loan Losses
MPP conventional loans without allowance for loan losses (1)	$19,051	$18,890	$—	$17,407	$17,239	$—
MPP conventional loans with allowance for loan losses	946	930	40	948	928	40
Total	$19,997	$19,820	$40	$18,355	$18,167	$40

(1)
No allowance for loan losses was recorded on these impaired loans after consideration of the underlying loan-specific attribute data, estimated liquidation value of real estate collateral held, estimated costs associated with maintaining and disposing of the collateral, and credit enhancements.

	Three Months Ended		Three Months Ended
	June 30, 2014		June 30, 2013
Individually Evaluated Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
MPP conventional loans without allowance for loan losses	$18,540	$275	$15,412	$248
MPP conventional loans with allowance for loan losses	948	14	1,990	34
Total	$19,488	$289	$17,402	$282

	Six Months Ended		Six Months Ended
	June 30, 2014		June 30, 2013
Individually Evaluated Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
MPP conventional loans without allowance for loan losses	$18,161	$530	$15,249	$461
MPP conventional loans with allowance for loan losses	950	30	1,958	63
Total	$19,111	$560	$17,207	$524

There were no MPF TDRs during the three and six months ended June 30, 2014 or 2013.

Real Estate Owned. We had $117 and $0 of MPF REO recorded in Other Assets on the Statement of Condition at June 30, 2014 and December 31, 2013, respectively.

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

	Notional	Estimated Fair Value	Estimated Fair Value
	Amount of	of Derivative	of Derivative
June 30, 2014	Derivatives	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest-rate swaps	$27,927,632	$70,804	$438,386
Total derivatives designated as hedging instruments	27,927,632	70,804	438,386
Derivatives not designated as hedging instruments:
Interest-rate swaps	1,170,000	1,208	1,078
Interest-rate caps/floors	340,500	452	—
Interest-rate futures/forwards	126,900	—	165
MDCs	126,815	704	—
Total derivatives not designated as hedging instruments	1,764,215	2,364	1,243
Total derivatives before adjustments	$29,691,847	73,168	439,629
Netting adjustments		(70,721)	(70,721)
Cash collateral and related accrued interest		7,588	(253,467)
Total adjustments (1)		(63,133)	(324,188)
Total derivatives, net		$10,035	$115,441

December 31, 2013
Derivatives designated as hedging instruments:
Interest-rate swaps	$26,758,882	$125,431	$540,995
Total derivatives designated as hedging instruments	26,758,882	125,431	540,995
Derivatives not designated as hedging instruments:
Interest-rate swaps	2,344,743	823	5,706
Interest-rate caps/floors	340,500	1,327	—
Interest-rate futures/forwards	61,300	233	11
MDCs	58,797	12	246
Total derivatives not designated as hedging instruments	2,805,340	2,395	5,963
Total derivatives before adjustments	$29,564,222	127,826	546,958
Netting adjustments		(119,488)	(119,488)
Cash collateral and related accrued interest		(1,124)	(317,726)
Total adjustments (1)		(120,612)	(437,214)
Total derivatives, net		$7,214	$109,744

(1)
Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty.

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

	June 30, 2014		December 31, 2013
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount
Bilateral derivatives	$68,671	$418,940	$122,411	$544,014
Cleared derivatives	3,793	20,524	5,170	2,687
Total gross recognized amount	72,464	439,464	127,581	546,701
Gross amounts of netting adjustments, cash collateral and related accrued interest
Bilateral derivatives	(68,069)	(303,664)	(121,425)	(434,527)
Cleared derivatives	4,936	(20,524)	813	(2,687)
Total gross amounts of netting adjustments, cash collateral and related accrued interest	(63,133)	(324,188)	(120,612)	(437,214)
Net amounts after netting adjustments, cash collateral and related accrued interest
Bilateral derivatives	602	115,276	986	109,487
Cleared derivatives	8,729	—	5,983	—
Total net amounts after netting adjustments, cash collateral and related accrued interest	9,331	115,276	6,969	109,487
Derivative instruments not meeting netting requirements (1)	704	165	245	257
Total derivatives, at estimated fair value	$10,035	$115,441	$7,214	$109,744

(1)	Includes MDCs and certain interest-rate futures or forwards.

The following table presents the components of Net Gains (Losses) on Derivatives and Hedging Activities reported in Other Income (Loss):

	Three Months Ended June 30,		Six Months Ended June 30,
Type of Hedge	2014	2013	2014	2013
Net gain (loss) related to fair-value hedge ineffectiveness:
Interest-rate swaps	$(2,908)	$14,351	$(3,519)	$9,949
Total net gain (loss) related to fair-value hedge ineffectiveness	(2,908)	14,351	(3,519)	9,949
Net gain (loss) on derivatives not designated as hedging instruments:
Interest-rate swaps	4,428	1,042	5,771	4,940
Interest-rate caps/floors	(413)	561	(875)	594
Interest-rate futures/forwards	(2,700)	4,964	(3,425)	5,785
Net interest settlements	2,715	(1,031)	5,440	(4,257)
MDCs	2,016	(5,319)	2,714	(6,215)
Total net gain (loss) on derivatives not designated as hedging instruments	6,046	217	9,625	847
Net Gains (Losses) on Derivatives and Hedging Activities	$3,138	$14,568	$6,106	$10,796

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedging relationships and the effect of those derivatives on Net Interest Income:

	Gain (Loss)	Gain (Loss)	Net Fair-	Effect on
	on	on Hedged	Value Hedge	Net Interest
Three Months Ended June 30, 2014	Derivative	Item	Ineffectiveness	Income (1)
Advances	$(19,830)	$19,172	$(658)	$(36,900)
AFS securities	(9,093)	9,041	(52)	(21,781)
CO Bonds	29,316	(31,514)	(2,198)	19,418
Total	$393	$(3,301)	$(2,908)	$(39,263)

Three Months Ended June 30, 2013
Advances	$148,323	$(145,492)	$2,831	$(53,240)
AFS securities	90,759	(87,132)	3,627	(21,507)
CO Bonds	(76,120)	84,013	7,893	22,494
Total	$162,962	$(148,611)	$14,351	$(52,253)

Six Months Ended June 30, 2014
Advances	$(21,133)	$21,580	$447	$(73,317)
AFS securities	(7,859)	7,981	122	(43,587)
CO Bonds	53,988	(58,076)	(4,088)	37,980
Total	$24,996	$(28,515)	$(3,519)	$(78,924)

Six Months Ended June 30, 2013
Advances	$206,209	$(201,981)	$4,228	$(109,818)
AFS securities	121,036	(119,355)	1,681	(42,933)
CO Bonds	(113,059)	117,099	4,040	45,334
Total	$214,186	$(204,237)	$9,949	$(107,417)

(1)
Includes the effect of derivatives in fair-value hedging relationships on Net Interest Income that is recorded in the Interest Income / Expense line item of the respective hedged items. Excludes the Interest Income / Expense of the respective hedged items, which fully offset the Interest Income / Expense of the derivatives, except to the extent of any hedge ineffectiveness. Net interest settlements on derivatives that are not in fair-value hedging relationships are reported in Other Income (Loss).

Managing Credit Risk on Derivatives. We are subject to credit risk due to the risk of nonperformance by the counterparties to our derivative transactions.

For our bilateral derivatives, we have credit support agreements that contain provisions requiring us to post additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating is lowered by an NRSRO, we could be required to deliver additional collateral on bilateral derivative instruments in net liability positions. The aggregate estimated fair value of all bilateral derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest on cash collateral) at June 30, 2014 was $352,012 for which we have posted collateral, including accrued interest, with an estimated fair value of $237,105 in the normal course of business. In addition, we held other derivative instruments in a net liability position of $165 that are not subject to credit support agreements containing credit-risk related contingent features. If our credit rating had been lowered by an NRSRO (from an S&P equivalent of AA+ to AA), we could have been required to deliver up to an additional $7,268 of collateral (at estimated fair value) to our bilateral derivative counterparties at June 30, 2014.

For cleared derivatives, the Clearinghouse determines initial margin requirements, and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. We were not required to post additional initial margin by our clearing agents at June 30, 2014.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 10 - Consolidated Obligations

Although we are primarily liable for our portion of Consolidated Obligations (i.e., those issued on our behalf), we are also jointly and severally liable with the other 11 FHLBanks for the payment of the principal and interest on all Consolidated Obligations of each of the FHLBanks. The par values of the 12 FHLBanks' outstanding Consolidated Obligations totaled $800.0 billion and $766.8 billion at June 30, 2014 and December 31, 2013, respectively.

Discount Notes. Our participation in Discount Notes, all of which are due within one year of issuance, was as follows:

Discount Notes	June 30, 2014	December 31, 2013
Book value	$9,001,460	$7,434,890
Par value	9,002,628	7,435,940

Weighted average effective interest rate	0.09%	0.12%

CO Bonds. The following table presents our participation in CO Bonds outstanding by contractual maturity:

	June 30, 2014		December 31, 2013
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$12,359,750	0.42	$12,459,650	0.43
Due after 1 year through 2 years	1,523,100	1.57	1,940,550	1.27
Due after 2 years through 3 years	1,891,250	1.38	1,359,400	1.93
Due after 3 years through 4 years	2,386,750	1.86	1,539,200	2.08
Due after 4 years through 5 years	986,850	2.49	1,690,100	1.56
Thereafter	7,107,200	2.92	7,654,200	2.92
Total CO Bonds, par value	26,254,900	1.44	26,643,100	1.45
Unamortized premiums	27,024		32,455
Unamortized discounts	(15,397)		(16,031)
Fair-value hedging adjustments	(16,983)		(75,599)
Total CO Bonds	$26,249,544		$26,583,925

The following tables present our participation in CO Bonds outstanding by redemption feature and contractual maturity or next call date:

Redemption Feature	June 30, 2014	December 31, 2013
Non-callable / non-putable	$17,759,900	$17,677,100
Callable	8,495,000	8,966,000
Total CO Bonds, par value	$26,254,900	$26,643,100

Year of Contractual Maturity or Next Call Date	June 30, 2014	December 31, 2013
Due in 1 year or less	$20,844,750	$20,900,650
Due after 1 year through 2 years	1,420,100	1,583,550
Due after 2 years through 3 years	770,250	954,400
Due after 3 years through 4 years	690,750	649,200
Due after 4 years through 5 years	501,850	283,100
Thereafter	2,027,200	2,272,200
Total CO Bonds, par value	$26,254,900	$26,643,100

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 11 - Affordable Housing Program

The following table summarizes the activity in our AHP funding obligation:

	Three Months Ended June 30,		Six Months Ended June 30,
AHP Activity	2014	2013	2014	2013
Balance at beginning of period	$43,130	$37,167	$42,778	$34,362
Assessment (expense)	3,697	7,974	7,505	12,624
Subsidy usage, net (1)	(3,476)	(4,091)	(6,932)	(5,936)
Balance at end of period	$43,351	$41,050	$43,351	$41,050

(1)	Subsidies disbursed are reported net of returns/recaptures of previously disbursed subsidies.

Note 12 - Capital

We are subject to capital requirements under our capital plan and the Finance Agency rules and regulations as disclosed in Note 16 - Capital in our 2013 Form 10-K. As presented in the following table, we were in compliance with the Finance Agency's capital requirements at June 30, 2014 and December 31, 2013. For regulatory purposes, AOCI is not considered capital; MRCS, however, is considered capital.

	June 30, 2014		December 31, 2013
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$625,653	$2,465,109	$764,917	$2,378,670

Regulatory permanent capital-to-asset ratio	4.00%	6.31%	4.00%	6.30%
Regulatory permanent capital	$1,562,203	$2,465,109	$1,511,448	$2,378,670

Leverage ratio	5.00%	9.47%	5.00%	9.44%
Leverage capital	$1,952,754	$3,697,664	$1,889,310	$3,568,005

Mandatorily Redeemable Capital Stock. At June 30, 2014 and December 31, 2013, we had $16,785 and $16,787, respectively, in capital stock subject to mandatory redemption, which is classified as a liability in the Statement of Condition. There were seven former members holding MRCS at June 30, 2014 and December 31, 2013.

The following table presents the activity in MRCS:

	Three Months Ended June 30,		Six Months Ended June 30,
MRCS Activity	2014	2013	2014	2013
Liability at beginning of period	$16,786	$160,499	$16,787	$450,716
Additions due to change in membership status	—	95,441	—	95,441
Redemptions/repurchases	(1)	(357)	(2)	(290,574)
Accrued dividends	—	137	—	137
Liability at end of period	$16,785	$255,720	$16,785	$255,720

During the six months ended June 30, 2013, we repurchased $250,000 of excess stock held by former members (or their successors-in-interest) under a redemption request. In addition, during the six months ended June 30, 2013, we redeemed $40,574 of excess stock held by former members because the stock had reached the end of its five-year redemption period.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents the distributions on MRCS:

	Three Months Ended June 30,		Six Months Ended June 30,
MRCS Distributions	2014	2013	2014	2013
Recorded as Interest Expense	$135	$2,080	$745	$4,488
Recorded as distributions from Retained Earnings	—	137	—	137
Total	$135	$2,217	$745	$4,625

Excess Capital Stock. Excess capital stock is defined as the amount of stock held by a member or former member in excess of that institution's minimum stock requirement. Finance Agency rules limit the ability of an FHLBank to create member excess stock under certain circumstances, including when its total excess stock exceeds 1% of Total Assets or if the issuance of excess stock would cause total excess stock to exceed 1% of Total Assets. Our excess stock totaled $532,732 at June 30, 2014, which was 1.4% of our Total Assets. Therefore, we are currently not permitted to issue new excess stock to members or distribute stock dividends.

Note 13 - Accumulated Other Comprehensive Income (Loss)

The following table presents a summary of the changes in the components of AOCI for the three and six months ended June 30, 2014 and 2013:

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities (Note 3)	Non-Credit OTTI on AFS Securities (Notes 3 and 5)	Non-Credit OTTI on HTM Securities (Notes 4 and 5)	Pension Benefits	Total AOCI
Balance, March 31, 2013	$29,270	$25,578	$(292)	$(11,970)	$42,586
OCI before reclassifications:
Net change in unrealized gains (losses)	(28,795)	(12,359)	—	—	(41,154)
Net change in fair value	—	19,341	—	—	19,341
Accretion of non-credit loss	—	—	17	—	17
Reclassifications from OCI to Net Income:
Net realized gains from sale of AFS securities	—	(17,135)	—	—	(17,135)
Pension Benefits	—	—	—	272	272
Total Other Comprehensive Income (Loss)	(28,795)	(10,153)	17	272	(38,659)
Balance, June 30, 2013	$475	$15,425	$(275)	$(11,698)	$3,927

Balance, March 31, 2014	$12,356	$30,141	$(228)	$(4,156)	$38,113
OCI before reclassifications:
Net change in unrealized gains (losses)	538	8,619	—	—	9,157
Net change in fair value	—	38	—	—	38
Accretion of non-credit loss	—	—	19	—	19
Reclassifications from OCI to Net Income:
Non-credit portion of OTTI losses	—	58	—	—	58
Pension Benefits	—	—	—	(208)	(208)
Total Other Comprehensive Income (Loss)	538	8,715	19	(208)	9,064
Balance, June 30, 2014	$12,894	$38,856	$(209)	$(4,364)	$47,177

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities (Note 3)	Non-Credit OTTI on AFS Securities (Notes 3 and 5)	Non-Credit OTTI on HTM Securities (Notes 4 and 5)	Pension Benefits	Total AOCI
Balance, December 31, 2012	$12,335	$(9,684)	$(312)	$(12,397)	$(10,058)
OCI before reclassifications:
Net change in unrealized gains (losses)	(11,860)	5,141	—	—	(6,719)
Net change in fair value	—	35,179	—	—	35,179
Accretion of non-credit loss	—	—	37	—	37
Reclassifications from OCI to Net Income:
Net realized gains from sale of AFS securities	—	(17,135)	—	—	(17,135)
Non-credit portion of OTTI losses	—	1,924	—	—	1,924
Pension Benefits	—	—	—	699	699
Total Other Comprehensive Income (Loss)	(11,860)	25,109	37	699	13,985
Balance, June 30, 2013	$475	$15,425	$(275)	$(11,698)	$3,927

Balance, December 31, 2013	$317	$25,936	$(241)	$(4,292)	$21,720
OCI before reclassifications:
Net change in unrealized gains (losses)	12,577	12,873	—	—	25,450
Net change in fair value	—	(181)	—	—	(181)
Accretion of non-credit loss	—	—	32	—	32
Reclassifications from OCI to Net Income:
Non-credit portion of OTTI losses	—	228	—	—	228
Pension Benefits	—	—	—	(72)	(72)
Total Other Comprehensive Income (Loss)	12,577	12,920	32	(72)	25,457
Balance, June 30, 2014	$12,894	$38,856	$(209)	$(4,364)	$47,177

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 14 - Segment Information

The following table presents our financial performance by operating segment:

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Traditional	Mortgage Loans	Total	Traditional	Mortgage Loans	Total
Net Interest Income	$27,954	$15,444	$43,398	$39,765	$21,290	$61,055
Provision for (Reversal of) Credit Losses	—	(86)	(86)	—	591	591
Other Income (Loss)	10,583	(621)	9,962	33,138	(228)	32,910
Other Expenses	14,461	2,147	16,608	14,205	1,513	15,718
Income Before Assessments	24,076	12,762	36,838	58,698	18,958	77,656
Affordable Housing Program Assessments	2,421	1,276	3,697	6,078	1,896	7,974
Net Income	$21,655	$11,486	$33,141	$52,620	$17,062	$69,682

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Traditional	Mortgage Loans	Total	Traditional	Mortgage Loans	Total
Net Interest Income	$58,952	$31,224	$90,176	$78,229	$42,778	$121,007
Provision for (Reversal of) Credit Losses	—	(790)	(790)	—	(3,765)	(3,765)
Other Income (Loss)	16,466	(619)	15,847	28,215	(303)	27,912
Other Expenses	28,243	4,264	32,507	28,023	2,910	30,933
Income Before Assessments	47,175	27,131	74,306	78,421	43,330	121,751
Affordable Housing Program Assessments	4,792	2,713	7,505	8,291	4,333	12,624
Net Income	$42,383	$24,418	$66,801	$70,130	$38,997	$109,127

The following table presents asset balances by operating segment:

By Date	Traditional	Mortgage Loans	Total
June 30, 2014	$32,803,603	$6,251,472	$39,055,075
December 31, 2013	31,596,386	6,189,804	37,786,190

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 15 - Estimated Fair Values

We review the fair value hierarchy classifications of our financial instruments on a quarterly basis. Changes in the observability of the inputs may result in a reclassification of certain assets or liabilities. Such reclassifications are reported as transfers in/out at estimated fair value as of the beginning of the quarter in which the changes occur. As described below, we reclassified six AFS securities from Level 3 to Level 2 during the six months ended June 30, 2013. There were no such reclassifications during the three or six months ended June 30, 2014 or the three months ended June 30, 2013.

The following tables present the carrying value and estimated fair value of each of our financial instruments. The total of the estimated fair values does not represent an estimate of our overall market value as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities among other considerations.

	June 30, 2014
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustment (1)
Assets:
Cash and Due from Banks	$2,600,940	$2,600,940	$2,600,940	$—	$—	$—
Interest-Bearing Deposits	198	198	—	198	—	—
Federal Funds Sold	230,000	230,000	—	230,000	—	—
AFS Securities	3,620,986	3,620,986	—	3,178,274	442,712	—
HTM Securities	6,949,782	7,082,435	—	6,938,596	143,839	—
Advances	19,248,081	19,343,440	—	19,343,440	—	—
Mortgage Loans Held for Portfolio, net	6,251,472	6,489,947	—	6,447,229	42,718	—
Accrued Interest Receivable	77,463	77,463	—	77,463	—	—
Derivative Assets, net	10,035	10,035	—	73,168	—	(63,133)
Grantor Trust Assets (included in Other Assets)	13,018	13,018	13,018	—	—	—

Liabilities:
Deposits	961,619	961,619	—	961,619	—	—
Consolidated Obligations:
Discount Notes	9,001,460	9,002,628	—	9,002,628	—	—
CO Bonds	26,249,544	26,522,922	—	26,522,922	—	—
Accrued Interest Payable	78,141	78,141	—	78,141	—	—
Derivative Liabilities, net	115,441	115,441	—	439,629	—	(324,188)
MRCS	16,785	16,785	16,785	—	—	—

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

(1)
Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty.

Summary of Valuation Techniques and Significant Inputs. A description of the valuation techniques, significant inputs, and levels of fair value hierarchy is disclosed in Note 20 - Estimated Fair Values in our 2013 Form 10-K. No changes have been made in the current year, except as disclosed below.

Real Estate Owned. At March 31, 2014, the fair value of REO was estimated on a non-recurring basis using a current property value from an NRSRO model adjusted for estimated selling costs and expected PMI proceeds. The estimated fair value did not change at June 30, 2014 and, therefore, is not included as a non-recurring fair value classification in the following table.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Estimated Fair Value Measurements. The following tables present by level within the fair value hierarchy the estimated fair value of our financial assets and liabilities that are recorded at estimated fair value on a recurring or non-recurring basis on our Statement of Condition. We did not have any financial assets or liabilities recorded at estimated fair value on a non-recurring basis on our Statement of Condition as of June 30, 2014 or December 31, 2013.

					Netting
June 30, 2014	Total	Level 1	Level 2	Level 3	Adjustment (1)
AFS Securities:
GSE and TVA debentures	$3,178,274	$—	$3,178,274	$—	$—
Private-label RMBS	442,712	—	—	442,712	—
Total AFS Securities	3,620,986	—	3,178,274	442,712	—
Derivative Assets:
Interest-rate related	9,331	—	72,464	—	(63,133)
Interest-rate futures/forwards	—	—	—	—	—
MDCs	704	—	704	—	—
Total Derivative Assets, net	10,035	—	73,168	—	(63,133)
Grantor Trust Assets (included in Other Assets)	13,018	13,018	—	—	—
Total recurring assets at estimated fair value	$3,644,039	$13,018	$3,251,442	$442,712	$(63,133)

Derivative Liabilities:
Interest-rate related	$115,276	$—	$439,464	$—	$(324,188)
Interest-rate futures/forwards	165	—	165	—	—
MDCs	—	—	—	—	—
Total Derivative Liabilities, net	115,441	—	439,629	—	(324,188)
Total recurring liabilities at estimated fair value	$115,441	$—	$439,629	$—	$(324,188)

December 31, 2013
AFS Securities:
GSE and TVA debentures	$3,163,150	$—	$3,163,150	$—	$—
Private-label RMBS	469,685	—	—	469,685	—
Total AFS Securities	3,632,835	—	3,163,150	469,685	—
Derivative Assets:
Interest-rate related	6,969	—	127,581	—	(120,612)
Interest-rate futures/forwards	233	—	233	—	—
MDCs	12	—	12	—	—
Total Derivative Assets, net	7,214	—	127,826	—	(120,612)
Grantor Trust Assets (included in Other Assets)	12,483	12,483	—	—	—
Total recurring assets at estimated fair value	$3,652,532	$12,483	$3,290,976	$469,685	$(120,612)

Derivative Liabilities:
Interest-rate related	$109,487	$—	$546,701	$—	$(437,214)
Interest-rate futures/forwards	11	—	11	—	—
MDCs	246	—	246	—	—
Total Derivative Liabilities, net	109,744	—	546,958	—	(437,214)
Total recurring liabilities at estimated fair value	$109,744	$—	$546,958	$—	$(437,214)

(1)
Represents the application of the netting requirements that allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing agent and/or counterparty.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Level 3 Rollforward	2014	2013	2014	2013
Balance, beginning of period	$455,812	$525,923	$469,685	$640,142
Total realized and unrealized gains (losses):
Accretion of credit losses in Interest Income	853	61	874	58
Net gains (losses) on changes in fair value in Other Income (Loss)	(58)	—	(228)	—
Net change in fair value not in excess of cumulative non-credit losses in OCI	38	2,206	(181)	12,709
Unrealized gains (losses) in OCI	8,619	4,654	12,873	14,369
Reclassification of non-credit portion in OCI to Other Income (Loss)	58	—	228	—
Purchases, issuances, sales and settlements:
Settlements	(22,610)	(20,892)	(40,539)	(31,147)
Transfers out	—	—	—	(124,179)
Balance, end of period	$442,712	$511,952	$442,712	$511,952

Net gains (losses) included in earnings attributable to changes in fair value relating to assets still held at end of period	$795	$61	$646	$58

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

Note 16 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts:

	June 30, 2014
By Commitment	Expire within one year	Expire after one year	Total
Letters of credit outstanding (1)	$103,777	$143,738	$247,515
Unused lines of credit	833,587	—	833,587
Commitments to fund additional Advances (2)	692,225	—	692,225
Commitments to fund or purchase mortgage loans	126,815	—	126,815
Unsettled CO Bonds, at par (3)	545,000	—	545,000

(1)	Excludes commitments at June 30, 2014 to issue new letters of credit of $5,999.

(2)	Generally for periods up to six months.

(3)	Includes $295,000 hedged with associated interest-rate swaps.

Pledged Collateral. At June 30, 2014 and December 31, 2013, we had pledged cash collateral, at par, of $262,547 and $321,423, respectively, to counterparties and clearing agents. At June 30, 2014 and December 31, 2013, we had not pledged any securities as collateral.

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

In 2010, we filed a complaint asserting claims against several entities for negligent misrepresentation and violations of state and federal securities law occurring in connection with the sale of private-label RMBS to us. In March and June of 2014, we executed confidential settlement agreements with certain defendants in this litigation, pursuant to which we have dismissed pending claims against, and provided legal releases to, certain entities with respect to applicable securities at issue in the litigation, in consideration of our receipt of cash payments on behalf of those defendants. These payments, including a supplemental distribution relating to a settlement reached in 2013, totaled $6,134 and $8,548, net of legal fees and litigation expenses, for the three and six months ended June 30, 2014, respectively, and were recorded in Other Income.

Additional discussion of other commitments and contingencies is provided in Note 6 - Advances; Note 7 - Mortgage Loans Held for Portfolio; Note 9 - Derivatives and Hedging Activities; Note 10 - Consolidated Obligations; Note 12 - Capital; and Note 15 - Estimated Fair Values.

Note 17 - Transactions with Related Parties

For financial reporting purposes, we define related parties as those members, and former members and their affiliates, with capital stock outstanding in excess of 10% of our total outstanding Capital Stock and MRCS. The following table presents the outstanding balances with respect to transactions with related parties and their balances as a percent of the total balance on our Statement of Condition.

	Capital Stock and MRCS		Advances		Mortgage Loans Held for Portfolio (1)
June 30, 2014	Balance, par value	% of Total	Balance, par value	% of Total	UPB	% of Total
Flagstar Bank, FSB	$209,737	12%	$1,031,705	5%	$494,048	8%
Total	$209,737	12%	$1,031,705	5%	$494,048	8%

December 31, 2013
Flagstar Bank, FSB	$209,737	13%	$988,000	6%	$537,426	9%
Total	$209,737	13%	$988,000	6%	$537,426	9%

(1)	Represents UPB of mortgage loans purchased from related party.

We had net Advances to (repayments from) related parties as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Related Party	2014	2013	2014	2013
Flagstar Bank, FSB	$(93,295)	$—	$43,705	$(280,000)

We did not acquire any mortgage loans from related parties during the three and six months ended June 30, 2014 and 2013.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Transactions with Directors' Financial Institutions. The following table presents the outstanding balances with respect to transactions with directors' financial institutions and their balance as a percent of the total balance on our Statement of Condition.

	Capital Stock and MRCS		Advances		Mortgage Loans Held for Portfolio (1)
Date	Balance, par value	% of Total	Balance, par value	% of Total	UPB	% of Total
June 30, 2014	$51,838	3%	$251,158	1%	$152,532	2%
December 31, 2013	40,842	3%	234,394	1%	82,172	1%

(1)	Represents UPB of mortgage loans purchased from Directors' Financial Institutions.

Net Advances to (repayments from) directors' financial institutions and mortgage loans purchased from directors' financial institutions, taking into account the dates of the directors' appointments and term endings, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Transactions with Directors' Financial Institutions	2014	2013	2014	2013
Net Advances (repayments)	$(12,401)	$(93,991)	$(24,736)	$(122,018)
Mortgage loans purchased	6,181	6,888	10,916	13,161

Transactions with Other FHLBanks. During the three and six months ended June 30, 2014, we purchased $0 and $11,011, respectively, of participation interests from the FHLBank of Topeka in mortgage loans originated by its members under the MPF program, compared with $124,121 and $255,896 for the three and six months ended June 30, 2013, respectively.

Beginning in July 2012, we pay an MPF Provider fee to the FHLBank of Chicago for our participation in the MPF program that is recorded in Other Expenses. For the three and six months ended June 30, 2014, we paid such fees of $75 and $150, respectively, compared to $54 and $92, respectively, for the three and six months ended June 30, 2013.

Note 18 - Subsequent Events

In the third quarter of 2014, we executed a confidential settlement agreement with another defendant in our private-label RMBS litigation, pursuant to which we have dismissed pending claims against, and provided legal releases to, certain entities with respect to other applicable securities at issue in the litigation, in consideration of our receipt of a cash payment on behalf of that defendant. This settlement totaled approximately $5,614, net of legal fees and estimated litigation expenses, and will be recorded in Other Income.

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
MDC: Mandatory Delivery Commitment
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
PMI: Primary Mortgage Insurance
REO: Real Estate Owned
RMIC: Republic Mortgage Insurance Company
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

As used in this Management's Discussion and Analysis of Financial Condition and Results of Operations, unless the context otherwise requires, the terms "we," "us," "our," and the "Bank" refer to the Federal Home Loan Bank of Indianapolis or its management. We use certain acronyms and terms throughout this Form 10-Q that are defined in the Glossary of Terms located in Item 1. Financial Statements.

Unless otherwise stated, amounts are rounded to the nearest million; therefore, dollar amounts of less than one million may not be reflected in this Management's Discussion and Analysis of Financial Condition and Results of Operations and, due to rounding, may not appear to agree to the amounts presented in thousands in the Financial Statements and related Notes to Financial Statements. Amounts used to calculate dollar and percentage changes are based on numbers in the thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

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

•
volatility of market prices, interest rates, and indices or other factors, resulting from the effects of, and changes in, various monetary or fiscal policies and regulations, including those determined by the Federal Reserve Board and the Federal Deposit Insurance Corporation, or a decline in liquidity in the financial markets that could affect the value of investments (including OTTI of private-label RMBS), or collateral we hold as security for the obligations of our members and counterparties;

•	demand for our Advances and purchases of mortgage loans under our MPP resulting from:

◦	changes in our members' deposit flows and credit demands;

◦	regulatory developments impacting suitability or eligibility of membership classes;

◦	membership changes, including, but not limited to, mergers, acquisitions and consolidations of charters;

◦	changes in the general level of housing activity in the United States, the level of refinancing activity and consumer product preferences; and

◦	competitive forces, including, without limitation, other sources of funding available to our members;

•	changes in mortgage asset prepayment patterns, delinquency rates and housing values or improper or inadequate mortgage originations and mortgage servicing;

•	our ability to introduce and successfully manage new products and services, including new types of collateral securing Advances;

•
political events, including legislative, regulatory, or other developments, and judicial rulings that affect us, our status as a secured creditor, our members (or certain classes of members), prospective members, counterparties, one or more of the FHLBanks and/or investors in the Consolidated Obligations of the FHLBanks;

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

Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, any additional disclosures that we may make through reports filed with the SEC in the future, including our Forms 10-K, 10-Q and 8-K, should be consulted.

Executive Summary

Overview. We are a regional wholesale bank that makes Advances to our member financial institutions; purchases whole mortgages from our member financial institutions and participation interests in mortgage loans from other FHLBanks; purchases other investments; and provides other financial services to our member financial institutions. Our member financial institutions may consist of federally-insured depository institutions (including commercial banks, thrifts, and credit unions), insurance companies and community development financial institutions, which are chartered in or have a place of business in our district states of Indiana or Michigan. All member financial institutions are required to purchase shares of our Class B Capital Stock as a condition of membership.

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

According to a report issued by S&P on March 19, 2014, risks in the global banking sectors have sharpened in 2014 and are likely to weigh on the financial institutions in a number of ways. Going forward, S&P considers three particular risks to the financial institutions' outlook to be: (i) changing monetary policy and its effects on the economy and financial markets, (ii) the impact of regulatory reforms on business models and risk-taking, and (iii) the potential reduction or removal of government support in some jurisdictions. For example, on April 29, 2014, S&P announced various rating actions on certain European banks reflecting the view that extraordinary government support is likely to diminish as regulators implement resolution frameworks. However, on August 3, 2014, Portugal's central bank announced extraordinary measures to rescue Banco Espirito Santo.

On May 8, 2014, Moody's issued a report that predicted increased growth in the United States economy this year. After a soft period at the start of the year, United States economic activity is set to pick up during 2014 on the back of strong private sector balance sheets, favorable financing conditions, a smaller fiscal drag and strong price competitiveness.

In its May 2014 forecast, the Center for Econometric Research at Indiana University indicated that employment growth in Indiana during the first quarter of 2014 was lower than national employment growth. During 2013, Indiana’s personal income growth rate also lagged behind the nation's; however, it is anticipated that the rate of both employment and personal income growth will pick up in 2014 and beyond. The forecast for 2014 predicts slightly better employment growth from the manufacturing sector, but much of the employment growth will come from other industries.

On May 29, 2014, the Research Seminar in Quantitative Economics at the University of Michigan predicted job growth in Michigan rebounding in the second quarter of 2014, after a downward tick in the first quarter of 2014, with a solid and sustainable pace of 1.4% to 1.5% in the second half of 2014 through 2015. Personal income growth is expected to be 3.4% in 2014 and 4.7% in 2015.

The Bureau of Labor Statistics reported that Michigan's preliminary unemployment rate was 7.5% for June 2014, while Indiana's preliminary rate was 5.9%, compared to the national rate of 6.1%. According to information provided by Black Knight Financial Services for May, Indiana had a non-current mortgage rate (loans past due 30 days or more) of 9.1%, and Michigan had a non-current mortgage rate of 6.5%, compared to the national rate of 7.5%.

On July 30, 2014, the FOMC reported that growth in economic activity rebounded in the second quarter. Labor market conditions improved, with the unemployment rate declining further. However, a range of labor market indicators suggests that there remains significant underutilization of labor resources. Household spending appears to be rising moderately and business fixed investment is advancing, while the recovery in the housing sector remains slow. Fiscal policy is restraining economic growth, although the extent of restraint is diminishing. Inflation has moved somewhat closer to the FOMC's longer-run objective. Longer-term inflation expectations have remained stable.

The FOMC reaffirmed its view that a highly accommodative stance of monetary policy remains appropriate to support continued progress toward maximum employment and price stability. In determining how long to maintain the current 0% to 0.25% target range for the federal funds rate, the FOMC will assess progress--both realized and expected--toward its objectives of maximum employment and 2% inflation. This assessment will take into account a wide range of information, including measures of labor market conditions, indicators of inflation pressures and inflation expectations, and readings on financial developments. The FOMC continues to anticipate, based on its assessment of these factors, that it likely will be appropriate to maintain the current target range for the federal funds rate for a considerable time after the asset purchase program ends, especially if projected inflation continues to run below its 2% longer-run goal, provided that longer-term inflation expectations remain well anchored. The FOMC stated that when it decides to begin to remove policy accommodation, it will take a balanced approach consistent with its longer-run goals. The FOMC currently anticipates that, even after employment and inflation are near mandate-consistent levels, economic conditions may, for some time, warrant keeping the target federal funds rate below levels the FOMC views as normal in the longer run.

The Capital Markets. The Office of Finance, our fiscal agent, issues debt in the global capital markets on behalf of the FHLBanks in the form of Consolidated Obligations, which include CO Bonds and Discount Notes. Our funding operations are dependent on the issuance of such debt, which is affected by events in the capital markets.

During the second quarter of 2014, United States Treasury rates fluctuated within a tight range and volatility was generally low, resulting in a fairly stable environment for debt issuance. Despite continued tapering of asset purchases by the Federal Reserve Board, interest rates have yet to increase significantly as geopolitical events in the Ukraine and the Middle East have driven demand for United States Treasuries. Also, the European Central Bank announced more sweeping monetary policy reforms to help support many struggling European economies.

On July 30, 2014, in light of the cumulative progress toward maximum employment and the improvement in the outlook for labor market conditions since the inception of the current asset purchase program, the FOMC decided to make a further measured reduction in the pace of its asset purchases. Beginning in August 2014, the FOMC will add to its holdings of agency MBS at a pace of $10 billion per month rather than $15 billion per month, and will add to its holdings of longer-term United States Treasury securities at a pace of $15 billion per month rather than $20 billion per month. The FOMC is maintaining its existing policy of reinvesting principal payments from its holdings of agency debt and agency MBS in agency MBS and of rolling over maturing United States Treasury securities at auction. The FOMC's sizable and still-increasing holdings of longer-term securities should maintain downward pressure on longer-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative, which in turn should promote a stronger economic recovery and help to ensure that inflation, over time, is at the rate most consistent with the Committee's dual mandate of maximum employment and price stability.

Summary of Selected Financial Data

The following table presents a summary of certain financial information ($ amounts in millions):

	As of and for the Three Months Ended
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Statement of Condition:
Advances	$19,248	$17,129	$17,337	$18,796	$19,101
Investments (1)	10,801	12,107	10,780	13,956	14,467
Mortgage Loans Held for Portfolio	6,251	6,175	6,190	6,160	6,167
Total Assets	39,055	36,522	37,786	39,577	39,915
Discount Notes	9,001	6,418	7,435	7,805	8,910
CO Bonds	26,250	26,190	26,584	27,623	26,622
Total Consolidated Obligations	35,251	32,608	34,019	35,428	35,532
MRCS (2)	17	17	17	255	256
Capital Stock, Class B Putable	1,667	1,616	1,610	1,684	1,672
Retained Earnings (3)	782	763	752	687	672
AOCI	47	38	22	15	4
Total Capital	2,496	2,417	2,384	2,386	2,348

Statement of Income:
Net Interest Income	$43	$47	$65	$52	$61
Provision for (Reversal of) Credit Losses	—	(1)	—	—	—
Other Income (Loss)	10	6	41	—	33
Other Expenses	17	16	17	20	16
Affordable Housing Program Assessments	3	4	9	3	8
Net Income	$33	$34	$80	$29	$70

Selected Financial Ratios:
Net interest margin (4)	0.46%	0.51%	0.64%	0.52%	0.61%
Return on average equity (5)	4.72%	5.40%	9.75%	4.82%	10.02%
Return on average assets (5)	0.31%	0.35%	0.56%	0.29%	0.58%
Weighted average dividend rate (6)	3.75%	5.50%	3.50%	3.50%	3.50%
Dividend payout ratio (7)	45.01%	65.85%	18.47%	49.87%	20.42%
Total capital ratio (8)	6.39%	6.62%	6.31%	6.03%	5.88%
Total regulatory capital ratio (9)	6.31%	6.56%	6.30%	6.64%	6.51%
Average equity to average assets	6.46%	6.40%	5.78%	5.97%	5.75%

(1)	Consists of Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, Federal Funds Sold, AFS Securities, and HTM Securities.

(2)	During the year ended December 31, 2013, we repurchased excess stock held by shareholders that are former members (or their successors-in-interest).

(3)	Includes Restricted and Unrestricted Retained Earnings.

(4)	Net Interest Income expressed as a percentage of average interest-earning assets.

(5)
Annualized. For the three months ended June 30, 2014, March 31, 2014, December 31, 2013 and June 30, 2013, the annualization was adjusted to remove the impact of net realized gains on sale of AFS securities and litigation settlements, as applicable, related to our private-label RMBS in those periods. Without the adjustment, return on average equity was 5.40%, 5.68%, 13.68% and 12.02%, respectively, and return on average assets was 0.35%, 0.36%, 0.79% and 0.69%, respectively.

(6)
Calculated by dividing dividends paid in cash during the period by the average of Class B Capital Stock eligible for dividends (i.e., excludes MRCS). The weighted average dividend rate for the three months ended March 31, 2014 includes a supplemental dividend of 2.0%.

(7)
Calculated by dividing dividends paid in cash during the period by Net Income for the period. The three months ended March 31, 2014 includes a supplemental dividend of 2.0%. When calculated by dividing dividends paid in cash during the period by the Net Income for the prior period, the dividend payout ratios for each of the three months ended June 30, 2014, March 31, 2014, December 31, 2013, September 30, 2013 and June 30, 2013, would be 44.32%, 27.65%, 51.48%, 20.58% and 36.07%, respectively. See Liquidity and Capital Resources - Capital Resources - Capital Distributions for more information.

(8)	Capital Stock plus Retained Earnings and AOCI expressed as a percentage of Total Assets.

(9)	Capital Stock plus Retained Earnings and MRCS expressed as a percentage of Total Assets.

Results of Operations and Changes in Financial Condition

Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013. The following table presents the comparative highlights of our results of operations ($ amounts in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
			$	%			$	%
Comparative Highlights	2014	2013	Change	Change	2014	2013	Change	Change
Net Interest Income	$43	$61	$(18)	(29%)	$90	$121	$(31)	(25%)
Provision for (Reversal of) Credit Losses	—	—	—	(115%)	(1)	(4)	3	79%
Net Interest Income After Provision for Credit Losses	43	61	(18)	(28%)	91	125	(34)	(27%)
Other Income (Loss)	10	33	(23)	(70%)	16	28	(12)	(43%)
Other Expenses	17	16	1	6%	33	31	2	5%
Income Before Assessments	36	78	(42)	(53%)	74	122	(48)	(39%)
Affordable Housing Program Assessments	3	8	(5)	(54%)	7	13	(6)	(41%)
Net Income	33	70	(37)	(52%)	67	109	(42)	(39%)
Total Other Comprehensive Income (Loss)	9	(39)	48	123%	25	14	11	82%
Total Comprehensive Income	$42	$31	$11	36%	$92	$123	$(31)	(25%)

The decrease in Net Income for the second quarter of 2014 compared to the same period in 2013 was primarily due to lower Other Income and lower Net Interest Income After Provision for Credit Losses. The net decrease in Other Income resulted from a net realized gain on the sale of private-label RMBS in 2013 and lower unrealized gains on derivatives and hedging activities, partially offset by the proceeds from litigation settlements related to certain private-label RMBS in 2014. The decrease in Net Interest Income After Provision for Credit Losses was primarily due to narrower net interest spreads.

The decrease in Net Income for the six months ended June 30, 2014 compared to the same period in 2013 was primarily due to lower Net Interest Income After Provision for Credit Losses and the net realized gain on the sale of private-label RMBS in 2013, partially offset by the proceeds from litigation settlements related to certain private-label RMBS in 2014. The decrease in Net Interest Income After Provision for Credit Losses was primarily due to narrower net interest spreads.

The increase in Total Other Comprehensive Income (Loss) for the second quarter of 2014 compared to the same period in 2013 was primarily due to an increase in unrealized gains on AFS securities and a reclassification of net realized gains from sale of AFS securities to Other Income in 2013.

The increase in Total Other Comprehensive Income (Loss) for the six months ended June 30, 2014 compared to the same period in 2013 was primarily due to an increase in unrealized gains on AFS securities and a reclassification of net realized gains from sale of AFS securities to Other Income in 2013, partially offset by lower increases in the fair value of AFS OTTI securities.

Changes in Financial Condition for the Six Months Ended June 30, 2014. The following table presents the changes in our financial condition ($ amounts in millions):

Condensed Statements of Condition	June 30, 2014	December 31, 2013	$ Change	% Change
Advances	$19,248	$17,337	$1,911	11%
Mortgage Loans Held for Portfolio, net	6,251	6,190	61	1%
Investments (1)	10,801	10,780	21	—%
Other Assets (2)	2,755	3,479	(724)	(21%)
Total Assets	$39,055	$37,786	$1,269	3%

Consolidated Obligations	$35,251	$34,019	$1,232	4%
MRCS	17	17	—	—%
Other Liabilities	1,291	1,366	(75)	(6%)
Total Liabilities	36,559	35,402	1,157	3%
Capital Stock, Class B Putable	1,667	1,610	57	4%
Retained Earnings	782	752	30	4%
AOCI	47	22	25	117%
Total Capital	2,496	2,384	112	5%
Total Liabilities and Capital	$39,055	$37,786	$1,269	3%

Total Regulatory Capital (3)	$2,466	$2,379	$87	4%

(1)	Includes Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, Federal Funds Sold, AFS Securities, and HTM Securities.

(2)	Includes Cash and Due From Banks of $2,601 million and $3,319 million at June 30, 2014 and December 31, 2013, respectively.

(3)	Total Capital less AOCI plus MRCS.

The increase in Total Assets at June 30, 2014 compared to December 31, 2013 was primarily due to an increase in Advances resulting from our members' higher funding needs, partially offset by a decrease in Other Assets.

The increase in Total Liabilities at June 30, 2014 compared to December 31, 2013 was primarily due to a net increase in Consolidated Obligations that was attributable to our higher funding needs.

The increase in Total Capital consisted of net increases in Capital Stock and Retained Earnings and a favorable change in AOCI.

Analysis of Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013

Net Interest Income. Net Interest Income, which is primarily the interest income on Advances, Mortgage Loans Held for Portfolio, short-term investments, and investment securities less the interest expense on Consolidated Obligations and Interest-Bearing Deposits, is our primary source of earnings.

The decreases in Net Interest Income for the three and six months ended June 30, 2014 compared to the same period in 2013 were primarily due to narrower net interest spreads on Advances, Mortgage Loans Held for Portfolio and investment securities, as well as a decrease in prepayment fees on Advances. Events in the capital and housing markets in the last several years created opportunities for us to generate spreads well above historical levels on certain types of transactions. Despite low costs for our Consolidated Obligations, our net interest spreads have narrowed due to the maturities of investments that were purchased at wider spreads and the diminishing frequency and level of higher-spread investment opportunities due to changes in market conditions.

The decreases in Net Interest Income were partially offset by a decrease in interest expense on MRCS, primarily due to repurchases of excess stock during 2013, and lower average balances of Consolidated Obligations.

The following tables present average balances (calculated daily), interest income and expense, and average yields of our major categories of interest-earning assets and the sources funding those interest-earning assets ($ amounts in millions):

	Three Months Ended June 30,
	2014			2013
	Average Balance	Interest Income/ Expense	Average Yield (1)	Average Balance	Interest Income/ Expense	Average Yield (1)
Assets:
Federal Funds Sold and Securities Purchased Under Agreements to Resell	$2,911	$—	0.07%	$3,820	$1	0.09%
Investment securities (2)	10,506	38	1.46%	10,952	43	1.56%
Advances (3)	17,974	25	0.55%	18,708	37	0.80%
Mortgage Loans Held for Portfolio (3)	6,207	58	3.70%	6,152	63	4.13%
Other Assets (interest-earning) (4)	282	—	0.69%	570	—	(0.02%)
Total interest-earning assets	37,880	121	1.28%	40,202	144	1.44%
Other Assets (5)	252			223
Total Assets	$38,132			$40,425

Liabilities and Capital:
Interest-Bearing Deposits	$806	—	0.01%	$883	—	0.01%
Discount Notes	7,519	2	0.07%	8,547	2	0.10%
CO Bonds (3)	26,298	76	1.16%	26,631	78	1.18%
MRCS	17	—	3.23%	241	3	3.46%
Other borrowings	—	—	—%	1	—	—%
Total interest-bearing liabilities	34,640	78	0.90%	36,303	83	0.91%
Other Liabilities	1,030			1,797
Total Capital	2,462			2,325
Total Liabilities and Capital	$38,132			$40,425

Net Interest Income		$43			$61

Net spread on interest-earning assets less interest-bearing liabilities			0.38%			0.53%

Net interest margin (6)			0.46%			0.61%

Average interest-earning assets to interest-bearing liabilities	1.09			1.11

	Six Months Ended June 30,
	2014			2013
	Average Balance	Interest Income/ Expense	Average Yield (1)	Average Balance	Interest Income/ Expense	Average Yield (1)
Assets:
Federal Funds Sold and Securities Purchased Under Agreements to Resell	$2,952	$1	0.06%	$3,714	$2	0.11%
Investment securities (2)	10,569	76	1.46%	11,133	88	1.58%
Advances (3)	17,518	54	0.62%	18,498	71	0.77%
Mortgage Loans Held for Portfolio (3)	6,196	115	3.73%	6,106	126	4.18%
Other Assets (interest-earning) (4)	299	—	0.44%	607	1	0.31%
Total interest-earning assets	37,534	246	1.32%	40,058	288	1.45%
Other Assets (5)	335			200
Total Assets	$37,869			$40,258

Liabilities and Capital:
Interest-Bearing Deposits	$855	—	0.01%	$846	—	0.01%
Discount Notes	7,056	3	0.08%	8,151	4	0.11%
CO Bonds (3)	26,527	152	1.16%	26,802	158	1.19%
MRCS (7)	17	1	8.95%	261	5	3.47%
Other borrowings	—	—	—%	—	—	—%
Total interest-bearing liabilities	34,455	156	0.91%	36,060	167	0.93%
Other Liabilities	980			1,904
Total Capital	2,434			2,294
Total Liabilities and Capital	$37,869			$40,258

Net Interest Income		$90			$121

Net spread on interest-earning assets less interest-bearing liabilities			0.41%			0.52%

Net interest margin (6)			0.48%			0.61%

Average interest-earning assets to interest-bearing liabilities	1.09			1.11

(1)	Annualized.

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

(3)
Interest income/expense and average yield include all other components of interest, including the impact of net interest payments or receipts on derivatives in qualifying hedge relationships, amortization of hedge accounting adjustments, and prepayment fees on Advances.

(4)
Consists of Interest-Bearing Deposits, loans to other FHLBanks (if applicable), and grantor trust assets that are carried at estimated fair value. The amounts include the rights or obligations to cash collateral, which are included in the estimated fair value of derivative assets or derivative liabilities on the Statement of Condition.

(5)	Includes changes in the estimated fair value of AFS Securities and the effect of OTTI-related non-credit losses on AFS and HTM Securities.

(6)	Annualized Net Interest Income expressed as a percentage of the average balance of interest-earning assets.

(7)	Includes impact of fourth quarter 2013 supplemental dividend paid in February 2014.

Provision for (Reversal of) Credit Losses. The change in the Provision for (Reversal of) Credit Losses for the quarter ended June 30, 2014 compared to the same period in 2013 was primarily due to a reversal in 2014 of the provision specific to our MPF portfolio that was recorded during the quarter ended June 30, 2013. The reversal was primarily due to an improvement in the estimation technique, which resulted in lower probability rates for defaults.

The change in the Provision for (Reversal of) Credit Losses for the six months ended June 30, 2014 compared to the same period in 2013 was primarily due to a lower reversal of the portion of the allowance for loan losses on Mortgage Loans Held for Portfolio pertaining to unrecoverable amounts from PMI and SMI providers.

See Notes to Financial Statements - Note 8 - Allowance for Credit Losses for more information.

Other Income (Loss). The following table presents the components of Other Income (Loss) ($ amounts in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Components	2014	2013	2014	2013
Total OTTI losses	$—	$—	$—	$—
Non-Credit Portion Reclassified to (from) Other Comprehensive Income (Loss)	—	—	—	(2)
Net OTTI credit losses	—	—	—	(2)
Net Realized Gains from Sale of Available-for-Sale Securities	—	17	—	17
Net Gains (Losses) on Derivatives and Hedging Activities	3	15	6	11
Other	7	1	10	2
Total Other Income (Loss)	$10	$33	$16	$28

The unfavorable change in Other Income (Loss) for the three and six months ended June 30, 2014 compared to the same periods in 2013 was primarily due to a net realized gain from the sale of private-label RMBS in 2013 and lower unrealized gains on derivatives and hedging activities, partially offset by the net proceeds from litigation settlements related to certain private-label RMBS in 2014.

Results of OTTI Evaluation Process. The change in OTTI credit losses for the three and six months ended June 30, 2014, compared to the same periods in 2013, was due to a relative improvement in the projected performance of the underlying collateral on our private-label RMBS. For additional detail, see Notes to Financial Statements - Note 5 - Other-Than-Temporary Impairment.

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

The unfavorable change in Net Gains (Losses) on Derivatives and Hedging Activities for the three and six months ended June 30, 2014 was primarily due to fair value hedge ineffectiveness in our qualifying hedging relationships, partially offset by higher net gains on derivatives not qualifying for hedge accounting.

Our Net Interest Income and Net Gains (Losses) on Derivatives and Hedging Activities are affected by the inclusion or exclusion of the net interest income/expense associated with derivatives. For example, if a derivative qualifies for fair-value hedge accounting, the net interest income/expense associated with the derivative is included in Net Interest Income along with the net interest income/expense on the hedged item. If a derivative does not qualify for fair-value hedge accounting or if we have not designated it in such a qualifying hedge relationship, the net interest income/expense associated with the derivative is recorded in Net Gains (Losses) on Derivatives and Hedging Activities.

In the first quarter of 2013, we discontinued hedge accounting for 18 derivatives hedging Advances and CO Bonds. All of those derivatives matured or were called by December 31, 2013. However, certain other derivatives have either failed effectiveness at trade date or at a subsequent valuation date. As a result, for the three and six months ended June 30, 2014, net interest income of $2.7 million and $5.4 million, respectively, was recorded in Other Income (Loss) instead of Net Interest Income. For the three and six months ended June 30, 2013, net interest expense of $1.0 million and $4.3 million, respectively, was recorded in Other Income (Loss) instead of Net Interest Income.

We continue to carry these derivatives that have failed effectiveness at their estimated fair values and recognize the net interest settlements and changes in the estimated fair value in Other Income (Loss) with no offsetting estimated fair value adjustments for the hedged items. The change in estimated fair value of these derivatives for the three and six months ended June 30, 2014 was a gain of $4.4 million and $5.8 million, respectively, compared to a gain of $1.1 million and $5.0 million, respectively, for the three and six months ended June 30, 2013. In addition, when hedge accounting is discontinued, we cease adjusting the hedged item's basis for changes in estimated fair value and begin amortizing/accreting the frozen basis adjustment such that the yield on the instrument remains constant (or level). This amortization/accretion is included in Net Interest Income. As a result, the related amortization of the frozen basis adjustments for these discontinued hedges decreased Net Interest Income by $0.3 million and $0.5 million, respectively, for the three and six months ended June 30, 2014 and $2.0 million and $5.3 million, respectively, for the three and six months ended June 30, 2013. The overall impact of the discontinuance of hedge accounting on Net Income for the three and six months ended June 30, 2014 was favorable compared to a less favorable impact for the three and six months ended June 30, 2013.

The tables below present the net effect of derivatives on Net Interest Income and Other Income (Loss), within the line Net Gains (Losses) on Derivatives and Hedging Activities, by type of hedge and hedged item ($ amounts in millions):

Three Months Ended June 30, 2014	Advances	Investments	Mortgage Loans	CO Bonds	Discount Notes	Total
Net Interest Income:
Amortization/accretion of hedging activities (1)	$—	$2	$—	$—	$—	$2
Net interest settlements (2)	(37)	(24)	—	19	—	(42)
Total effect on Net Interest Income	(37)	(22)	—	19	—	(40)
Net Gains (Losses) on Derivatives and Hedging Activities:
Gains (losses) on fair-value hedges	(1)	—	—	(2)	—	(3)
Gains (losses) on derivatives not qualifying for hedge accounting (3)	—	(1)	—	7	—	6
Net Gains (Losses) on Derivatives and Hedging Activities	(1)	(1)	—	5	—	3
Total net effect of derivatives and hedging activities	$(38)	$(23)	$—	$24	$—	$(37)

Three Months Ended June 30, 2013
Net Interest Income:
Amortization/accretion of hedging activities (1)	$(3)	$2	$—	$1	$—	$—
Net interest settlements (2)	(50)	(24)	—	21	—	(53)
Total effect on Net Interest Income	(53)	(22)	—	22	—	(53)
Net Gains (Losses) on Derivatives and Hedging Activities:
Gains (losses) on fair-value hedges	3	4	—	8	—	15
Gains (losses) on derivatives not qualifying for hedge accounting (3)	—	—	—	—	—	—
Net Gains (Losses) on Derivatives and Hedging Activities	3	4	—	8	—	15
Total net effect of derivatives and hedging activities	$(50)	$(18)	$—	$30	$—	$(38)

Six Months Ended June 30, 2014	Advances	Investments	Mortgage Loans	CO Bonds	Discount Notes	Total
Net Interest Income:
Amortization/accretion of hedging activities (1)	$—	$5	$(1)	$—	$—	$4
Net interest settlements (2)	(73)	(49)	—	38	—	(84)
Total effect on Net Interest Income	(73)	(44)	(1)	38	—	(80)
Net Gains (Losses) on Derivatives and Hedging Activities:
Gains (losses) on fair-value hedges	—	—	—	(4)	—	(4)
Gains (losses) on derivatives not qualifying for hedge accounting (3)	—	(1)	—	11	—	10
Net Gains (Losses) on Derivatives and Hedging Activities	—	(1)	—	7	—	6
Total net effect of derivatives and hedging activities	$(73)	$(45)	$(1)	$45	$—	$(74)

Six Months Ended June 30, 2013
Net Interest Income:
Amortization/accretion of hedging activities (1)	$(7)	$5	$—	$2	$—	$—
Net interest settlements (2)	(103)	(48)	—	43	—	(108)
Total effect on Net Interest Income	(110)	(43)	—	45	—	(108)
Net Gains (Losses) on Derivatives and Hedging Activities:
Gains (losses) on fair-value hedges	4	2	—	4	—	10
Gains (losses) on derivatives not qualifying for hedge accounting (3)	1	—	—	—	—	1
Net Gains (Losses) on Derivatives and Hedging Activities	5	2	—	4	—	11
Total net effect of derivatives and hedging activities	$(105)	$(41)	$—	$49	$—	$(97)

(1)	Represents the amortization/accretion of estimated fair value adjustments for both current and discontinued hedge positions.

(2)	Represents interest income/expense on derivatives in qualifying hedge relationships.

(3)	Includes net interest settlements on derivatives not qualifying for hedge accounting.

Other. The increase in Other was due to litigation settlements, net of legal fees and litigation expenses, in the three and six months ended June 30, 2014, of $6.1 million and $8.5 million, respectively, related to certain private-label RMBS. In 2010, we filed a complaint, asserting claims against several entities for negligent misrepresentation and violations of state and federal securities law occurring in connection with the sale of private-label RMBS to us. We executed confidential settlement agreements with certain defendants in this litigation, pursuant to which we have dismissed pending claims against, and provided legal releases to, certain entities with respect to applicable securities at issue in the litigation, in consideration of our receipt of cash payments on behalf of those defendants. See Notes to Financial Statements - Note 16 - Commitments and Contingencies and Part II. Other Information, Item 1. Legal Proceedings for additional information.

Other Expenses. The following table presents the components of Other Expenses ($ amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Components	2014	2013	2014	2013
Compensation and Benefits	$11	$10	$21	$19
Other Operating Expenses	4	4	8	8
Finance Agency and Office of Finance Expenses	1	1	3	3
Other	1	1	1	1
Total Other Expenses	$17	$16	$33	$31

Total Other Comprehensive Income. Total Other Comprehensive Income (Loss) for the three and six months ended June 30, 2014 was $9.1 million and $25.5 million, respectively, compared to $(38.7) million and $14.0 million for the three and six months ended June 30, 2013, respectively.

Total Other Comprehensive Income for the quarter ended June 30, 2014 consisted primarily of unrealized gains on OTTI AFS securities. Total Other Comprehensive Income for the quarter ended June 30, 2013 consisted primarily of unrealized losses on AFS securities as well as a reclassification of the net realized gains from the sale of private-label RMBS to Other Income, partially offset by net recoveries of the fair values of OTTI AFS securities.

Total Other Comprehensive Income for the six months ended June 30, 2014 consisted primarily of unrealized gains on AFS securities, including OTTI AFS securities. Total Other Comprehensive Income for the six months ended June 30, 2013 consisted primarily of net recoveries of the fair values of OTTI AFS securities, partially offset by a reclassification of the net realized gains from the sale of private-label RMBS to Other Income and unrealized losses on AFS securities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Traditional Business Segment	2014	2013	2014	2013
Net Interest Income	$28	$40	$59	$78
Provision for (Reversal of) Credit Losses	—	—	—	—
Other Income (Loss)	10	33	16	28
Other Expenses	14	14	28	28
Income Before Assessments	24	59	47	78
Affordable Housing Program Assessments	3	6	5	8
Net Income	$21	$53	$42	$70

The decrease in Net Income for the Traditional business segment for the three and six months ended June 30, 2014 compared to the same periods in 2013 was primarily due to (i) a decrease in Net Interest Income, resulting from narrower net interest spreads and lower prepayment fees on Advances, and (ii) a decrease in Other Income (Loss), resulting from a net realized gain on the sale of private-label RMBS in 2013 and lower unrealized gains on derivatives and hedging activities, partially offset by the net proceeds from litigation settlements related to certain private-label RMBS in 2014.

The Mortgage Loans business segment includes (i) mortgage loans purchased from our members through our MPP and (ii) participation interests purchased from the FHLBank of Topeka in mortgage loans originated by its members under the MPF program. The following table presents our financial performance for the Mortgage Loans business segment ($ amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Mortgage Loans Business Segment	2014	2013	2014	2013
Net Interest Income	$15	$21	$31	$43
Provision for (Reversal of) Credit Losses	—	—	(1)	(4)
Other Income (Loss)	—	—	—	—
Other Expenses	3	2	5	3
Income Before Assessments	12	19	27	44
Affordable Housing Program Assessments	—	2	2	5
Net Income	$12	$17	$25	$39

The decrease in Net Income for the Mortgage Loans business segment for the quarter ended June 30, 2014 compared to the same period in 2013 was primarily due to lower Net Interest Income resulting from narrower spreads.

The decrease in Net Income for the Mortgage Loans business segment for the six months ended June 30, 2014 compared to the same period in 2013 was primarily due to lower Net Interest Income resulting from narrower spreads and a lower reversal of a portion of the Provision for Credit Losses.

Analysis of Financial Condition

Total Assets. The table below presents the carrying value of our major asset categories as a percentage of Total Assets ($ amounts in millions):

	June 30, 2014		December 31, 2013
Major Asset Categories	Carrying Value	% of Total	Carrying Value	% of Total
Advances	$19,248	49%	$17,337	46%
Mortgage Loans Held for Portfolio, net	6,251	16%	6,190	16%
Cash and short-term investments	2,831	7%	3,320	9%
Investment securities (1)	10,571	28%	10,779	29%
Other Assets (2)	154	—%	160	—%
Total Assets	$39,055	100%	$37,786	100%

(1)    Includes AFS and HTM securities.

(2)
Includes Accrued Interest Receivable, Premises, Software and Equipment, Derivative Assets and Other Assets. Premises, Software and Equipment includes capitalized assets in progress of $21.2 million at June 30, 2014, which are substantially due to our multi-year, enterprise-wide initiative to replace and upgrade our core banking system.

Total Assets were $39.1 billion as of June 30, 2014, a net increase of $1.3 billion or 3% compared to December 31, 2013. This increase was primarily due to an increase in Advances.

Advances. In general, Advances fluctuate in accordance with our members' funding needs related to their deposit levels, mortgage pipelines, investment opportunities, available collateral, other balance sheet strategies, and the cost of alternative funding opportunities. Advances at carrying value totaled $19.2 billion at June 30, 2014, a net increase of 11% compared to December 31, 2013. This increase was primarily due to our members' higher funding needs and included an increase of 18% to depository institutions and 7% to insurance companies. See Notes to Financial Statements - Note 6 - Advances for more information. The table below presents Advances by type of financial institution ($ amounts in millions).

	June 30, 2014		December 31, 2013
Institution Type	Par Value	% of Total	Par Value	% of Total
Commercial Banks	$4,561	24%	$3,727	22%
Thrifts	1,562	8%	1,462	8%
Credit Unions	1,564	8%	1,336	8%
Total Depository Institutions	7,687	40%	6,525	38%
Insurance Companies	11,138	59%	10,390	61%
Total Member Advances	18,825	99%	16,915	99%
Former member borrowers	214	1%	217	1%
Total Advances, par value	$19,039	100%	$17,132	100%

Mortgage Loans Held for Portfolio. In general, the volume of mortgage loans purchased is affected by several factors, including interest rates, competition, the general level of housing activity in the United States, the level of refinancing activity and consumer product preferences. A breakdown of Mortgage Loans Held for Portfolio by primary product type is presented below ($ amounts in millions):

	June 30, 2014		December 31, 2013
Product Type	UPB	% of Total	UPB	% of Total
MPP:
Original	$2,091	34%	$2,315	38%
Advantage	2,828	46%	2,489	41%
FHA	686	11%	737	12%
Total MPP	5,605	91%	5,541	91%
MPF:
Conventional	428	7%	436	7%
Government	107	2%	108	2%
Total MPF	535	9%	544	9%
Total Mortgage Loans Held for Portfolio, UPB	$6,140	100%	$6,085	100%

The increase in the UPB of Mortgage Loans Held for Portfolio was due to an increase in mortgage loans purchased under MPP Advantage, which we have offered since 2010 for new conventional MPP loans. Upon implementation of MPP Advantage, the original MPP was phased out and is no longer being used for acquisitions of new conventional loans. Over time, the outstanding balance of mortgage loans purchased under our original MPP will continue to decrease.

In July 2012, we began purchasing participation interests in mortgage loans originated by certain of the FHLBank of Topeka's member institutions through their participation in the MPF Program. In January 2014, the FHLBank of Topeka notified us that it will no longer offer us the opportunity to participate in new MPF Master Commitment Contracts. We continued to acquire participation interests in MPF loans under the existing MPF Master Commitment Contracts, which were fulfilled in April 2014.

We have established and maintain an allowance for loan losses based on our best estimate of probable losses over the loss emergence period. Our estimate of MPP losses remaining after borrower's equity was $25.0 million at June 30, 2014 and $31.5 million at December 31, 2013. This decrease from December 31, 2013 to June 30, 2014 was primarily the result of a reduction in the number of delinquent mortgage loans as well as a reduction in potential claims by servicers on principal previously paid in full.

After we considered the portion recoverable under the associated credit enhancements, we established an allowance for MPP loan losses of $3.0 million at June 30, 2014 and $4.0 million at December 31, 2013. This decrease was primarily due to a decrease in the estimated amounts deemed unrecoverable from our PMI and SMI providers due to upgrades in their credit ratings. See Notes to Financial Statements - Note 8 - Allowance for Credit Losses, Critical Accounting Policies and Estimates, and Risk Management - Credit Risk Management - Mortgage Loans Held for Portfolio - MPP Credit Enhancements for more information.

Cash and Investments. The following table presents the components of our cash and investments at carrying value ($ amounts in millions):

Components of Cash and Investments	June 30, 2014	December 31, 2013	Change
Cash and short-term investments:
Cash and Due from Banks	$2,601	$3,319	$(718)
Interest-Bearing Deposits	—	1	(1)
Federal Funds Sold	230	—	230
Total cash and short-term investments	2,831	3,320	(489)

Investment securities:
AFS securities	3,621	3,633	(12)
HTM securities	6,950	7,146	(196)
Total investment securities	10,571	10,779	(208)

Total Cash and Investments, carrying value	$13,402	$14,099	$(697)

Cash and Short-Term Investments. The total outstanding balance and composition of our short-term investment portfolio is influenced by our liquidity needs, market conditions and the availability of short-term investments at attractive interest rates, relative to our cost of funds. Cash and short-term investments totaled $2.8 billion at June 30, 2014, a decrease of 15% compared to December 31, 2013. The decrease was primarily due to higher liquidity levels at December 31, 2013 resulting from repayments of Advances at the end of the year and uncertainty related to the debt ceiling legislation. Cash and Due from Banks also decreased due to the use of cash to take advantage of short-term investment opportunities at June 30, 2014.

Investment Securities. AFS securities totaled $3.6 billion at June 30, 2014 and December 31, 2013. Net unrealized gains on AFS securities totaled $51.9 million at June 30, 2014, an increase of $25.5 million compared to December 31, 2013, due to favorable changes in interest rates, credit spreads and volatility. The percentage of non-MBS AFS securities due after one year through five years increased to 73% at June 30, 2014 compared to 65% at December 31, 2013. See Notes to Financial Statements - Note 3 - Available-for-Sale Securities for more information.
HTM securities totaled $6.9 billion at June 30, 2014, a decrease of 3% compared to December 31, 2013 due to principal paydowns. At June 30, 2014, our HTM securities with gross unrealized losses totaled $1.4 billion, a decrease of 55% compared to December 31, 2013, primarily due to favorable changes in interest rates, credit spreads and volatility. See Notes to Financial Statements - Note 4 - Held-to-Maturity Securities for more information.

See Risk Management - Credit Risk Management - Investments - Long-Term Investments herein for more information on our investment securities.

Total Liabilities. Total Liabilities were $36.6 billion at June 30, 2014, a net increase of 3% compared to December 31, 2013. This net increase of $1.2 billion was due to an increase of $1.2 billion in Consolidated Obligations.

Deposits (Liabilities). Total Deposits were $1.0 billion at June 30, 2014, a decrease of 10% compared to December 31, 2013. Total Deposits represent a relatively small portion of our funding and may also vary depending upon market factors, such as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' investment preferences with respect to the maturity of their investments, and member liquidity.

Consolidated Obligations. At June 30, 2014, the carrying values of our Discount Notes and CO Bonds totaled $9.0 billion and $26.2 billion, respectively, compared to $7.4 billion and $26.6 billion, respectively, at December 31, 2013. The overall balance of our Consolidated Obligations fluctuates in relation to our Total Assets and the availability of alternative sources of funds.

The carrying value of our Discount Notes was 26% of total Consolidated Obligations at June 30, 2014, compared to 22% at December 31, 2013. Discount Notes are issued primarily to provide short-term funds, while CO Bonds are issued to provide longer-term funding. The composition of our Consolidated Obligations can fluctuate significantly based on comparative changes in their cost levels, supply and demand conditions, demand for Advances, and our balance sheet management strategy. As of June 30, 2014, $12.4 billion or 47% of our outstanding CO Bonds, at par, as well as all of our Discount Notes, have a remaining maturity of one year or less. Our funding strategy generally results in a significant portion of CO Bonds maturing in one year or less being replaced at maturity. See Notes to Financial Statements - Note 10 - Consolidated Obligations for more information.

Derivatives. As of June 30, 2014 and December 31, 2013, we had Derivative Assets, net of collateral held or posted, including accrued interest, with estimated fair values of $10.0 million and $7.2 million, respectively, and Derivative Liabilities, net of collateral held or posted, including accrued interest, with estimated fair values of $115.4 million and $109.7 million, respectively. Increases and decreases in the fair value of derivatives are primarily caused by market changes in the derivatives' underlying interest rate.

Total Capital. Total Capital was $2.5 billion at June 30, 2014, an increase of 5% compared to December 31, 2013. This increase consisted of a net increase in Capital Stock of $56.7 million, a net increase in Retained Earnings of $29.7 million and a favorable change in AOCI of $25.5 million. The change in AOCI was primarily due to a net change in unrealized gains (losses) on AFS securities.

Liquidity and Capital Resources

Liquidity. Our primary sources of liquidity are holdings of cash and short-term investments and the issuance of Consolidated Obligations. Our cash and short-term investments portfolio totaled $2.8 billion at June 30, 2014. During the first six months of 2014, we maintained sufficient access to funding; our net proceeds from the issuance of Consolidated Obligations totaled $32.9 billion.

We have not identified any trends, demands, commitments, events or uncertainties that are likely to materially increase or decrease our liquidity.

Capital Resources.

Mandatorily Redeemable Capital Stock. At June 30, 2014 and December 31, 2013, we had $16.8 million in non-member capital stock subject to mandatory redemption.

Excess Stock. The following table presents the composition of our excess stock ($ amounts in millions):

Components of Excess Stock	June 30, 2014	December 31, 2013
Member capital stock not subject to outstanding redemption requests	$532	$486
Member capital stock subject to outstanding redemption requests	—	—
MRCS	1	—
Total excess capital stock	$533	$486

On March 28, 2014, we announced that our Board of Directors approved an extension of a limited opportunity for our members to increase certain types of Advance borrowings with a lower accompanying capital stock requirement. Specifically, a limited amount of fixed-rate bullet Advances with maturities ranging from three months to five years issued from April 14, 2014 through September 30, 2014 will require members to hold only 2% in activity-based capital stock to support the borrowing rather than the previous level of 5%.

Capital Distributions. On July 29, 2014, our board of directors declared a cash dividend of 3.75% (annualized) on our Capital Stock Putable-Class B-1 and 3.0% (annualized) on our Capital Stock Putable-Class B-2 based on our net income for the quarter ended June 30, 2014.

Off-Balance Sheet Arrangements

The following table summarizes our off-balance-sheet arrangements (notional $ amounts in millions):

Types	June 30, 2014
Letters of credit outstanding (1)	$248
Unused lines of credit	834
Commitments to fund additional Advances (2)	692
Commitments to fund or purchase mortgage loans	127
Unsettled CO Bonds, at par (3)	545

(1)	Excludes commitments at June 30, 2014 to issue new letters of credit of $6.0 million.

(2)	Generally for periods up to six months.

(3)	Includes $295.0 million hedged with associated interest-rate swaps.

At June 30, 2014, approximately $9.2 million of principal previously paid in full by the servicers remains subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties. An estimate of the losses is included in the MPP conventional loan allowance for loan losses. See Notes to Financial Statements - Note 8 - Allowance for Credit Losses for more information.

See Notes to Financial Statements - Note 16 - Commitments and Contingencies for information on additional commitments and contingencies.

Critical Accounting Policies and Estimates

We have identified five accounting policies that we believe are critical because they require management to make particularly difficult, subjective, and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions. These accounting policies relate to:

•	Derivatives and hedging activities (see Notes to Financial Statements - Note 9 - Derivatives and Hedging Activities for more detail);

•	Fair value estimates (see Notes to Financial Statements - Note 15 - Estimated Fair Values for more detail);

•	Provision for credit losses (see Notes to Financial Statements - Note 8 - Allowance for Credit Losses for more detail);

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

Provision for Credit Losses.

Mortgage Loans Acquired under the MPP. Our allowance for loan losses incorporates our analysis of delinquent conventional MPP loans, using the weighted-average collateral recovery rate for the previous 12 months of approximately 56.8% of the original appraised value, further reduced by estimated liquidation costs.

We have also performed our loan loss analysis under an adverse scenario whereby we lowered the weighted-average collateral recovery rate to 45% for delinquent conventional loans and individually evaluated loans. While holding all other assumptions constant, such scenario would have increased our allowance by approximately $3.6 million at June 30, 2014. We consider a weighted-average collateral recovery rate of 45% to be the lowest rate that is reasonably possible to occur over the loss emergence period of 24 months. We continue to monitor the appropriateness of this adverse scenario based on the actual collateral recovery rate. Additionally, we evaluate the actual collateral recovery rate against other time periods including the most recent 3- and 6-month periods in order to consider potential trends in the market. Annually, we also consider other adverse scenarios that include loans in earlier stages of delinquency (90 days) and higher costs to liquidate collateral.

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

The actual OTTI-related credit losses recognized in earnings for the quarter ended June 30, 2014 were $58 thousand. The adverse case scenario's estimated cash flows and OTTI-related credit losses estimate what the OTTI charges would have been under a more stressful scenario for the quarter ended June 30, 2014, which were $138 thousand.

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

Money Market Mutual Fund ("MMF") Reform. On June 19, 2013, the SEC proposed two alternatives for amending the rules that govern MMFs under the Investment Company Act of 1940. On July 23, 2014, the SEC approved final regulations governing MMFs. The SEC has established staggered compliance dates for the final regulations, with the first compliance date to occur 11 months after publication of the final regulations in the Federal Register. The final regulations among other things will require:

•
institutional prime money market funds to maintain a floating net asset value, which would result in the daily share prices of the MMFs fluctuating along with changes in the market-based value of the securities in their underlying portfolios;

•	MMF boards of directors to directly address a run on a fund by imposing liquidity fees or suspending redemptions temporarily; and

•	enhanced diversification, disclosure and stress testing requirements, as well as updated reporting by MMFs and private funds that operate like MMFs.

The final regulations do not change the existing regulatory treatment of FHLBank System Consolidated Obligations as liquid assets. FHLBank System Discount Notes continue to be included in the definition of "daily liquid assets," and the definition of "weekly liquid assets" continues to include FHLBank System Discount Notes with a remaining maturity up to 60 days. At this time, any additional effects on the demand for FHLBank System Consolidated Obligations are unknown.

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

Advances. Advances, at par, to our insurance company members were 59% and 61% of total Advances at June 30, 2014 and December 31, 2013, respectively. We believe that Advances outstanding to our insurance company members and the relative percentage of their Advances to the total could continue to increase. Although insurance companies represent significant growth opportunities for our credit products, they have different risk characteristics than our depository members. Some of the ways we mitigate this risk include requiring insurance companies to deliver collateral to us or our custodian and using industry-specific underwriting approaches as part of our ongoing evaluation of each insurance company member's financial strength.

As of June 30, 2014, we had Advances outstanding, at par, of $3.3 billion from five of our insurance company members whose total credit products included Advances outstanding that exceeded 15% of their general account assets, net of borrowed money. Two of these members are captive insurance companies that had $1.5 billion of Advances outstanding, at par, as of June 30, 2014. A captive insurance company insures risks of its parent, affiliated companies and/or other entities under common control. Beginning on March 21, 2014, management began establishing a borrowing limit on a case-by-case basis for our captive insurance company members based on a review and recommendation by our credit services underwriting department. Credit services underwriting makes a recommendation based upon a number of factors that may include the member's financial condition, collateral quality, business plan and earnings stability. In addition, we generally require captive insurance company members (as well as certain other members) to: (i) own the collateral free of other encumbrances, (ii) collateralize all obligations to us, including prepayment fees, accrued interest and any outstanding AHP or MPP obligations, (iii) obtain our prior approval before pledging whole loan collateral, (iv) provide a parent guarantee of the member’s obligations, and (v) provide annual audit reports of the member entity and its ultimate parent, as well as quarterly financial statements.

Concentration. Our credit risk is magnified due to the concentration of Advances in a few borrowers. As of June 30, 2014, our top two borrowers held 24% of total Advances outstanding, at par, and our top five borrowers held 41% of total Advances outstanding, at par. Because of this concentration in Advances, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we analyze the implications to our financial management and profitability if we were to lose the business of one of these borrowers.

Prepayment Fees. At June 30, 2014 and December 31, 2013, we had $4.2 billion or 22% of Advances outstanding, at par, and $4.1 billion or 24% of Advances outstanding, at par, respectively, that can be prepaid without incurring prepayment or termination fees. All other Advances may only be prepaid by paying a fee that is sufficient to make us financially indifferent to the prepayment of the Advance.

Investments. We are also exposed to credit risk through our investment portfolios. The Risk Management Policy approved by our board of directors restricts the acquisition of investments to high-quality, short-term money market instruments and high-quality long-term securities.

Short-Term Investments. At June 30, 2014, our unsecured credit exposure to investments in United States branches and agency offices of foreign commercial banks was limited to Federal Funds Sold that matured overnight and totaled $230.0 million, including accrued interest, to one private counterparty whose parent is domiciled in Canada. This counterparty has a long-term credit rating of A, stated in terms of the S&P equivalent. Unsecured transactions can be conducted only with counterparties that are domiciled in countries that maintain a long-term equivalent sovereign rating from S&P of AA or higher. None of our Federal Funds Sold were with our members at June 30, 2014.

Long-Term Investments. Our long-term investments include RMBS guaranteed by the housing GSEs (Fannie Mae and Freddie Mac), other U.S. obligations - guaranteed RMBS (Ginnie Mae), and agency debentures issued by Fannie Mae, Freddie Mac, the TVA and the Federal Farm Credit Banks.

A Finance Agency regulation provides that the total value of our investments in MBS and ABS, calculated using amortized historical cost, must not exceed 300% of our total regulatory capital, consisting of Retained Earnings, Class B Capital Stock, and MRCS, as of the day we purchase the securities, based on the capital amount most recently reported to the Finance Agency. These investments, as a percentage of total regulatory capital, were 287% at June 30, 2014 compared to 308% at December 31, 2013. Although our outstanding investments in MBS and ABS exceeded the limitation at December 31, 2013, we were in compliance at the time we purchased the investments and, therefore, we were not out of compliance with the regulation. However, we were not permitted to purchase additional investments in MBS and ABS until these outstanding investments were within the capital limitation. Generally, our goal is to maintain these investments near the 300% limit in order to enhance earnings and capital for our members and diversify our revenue stream.

The following table presents the carrying values of our investments, excluding accrued interest, by credit rating, grouped by investment category. Applicable rating levels are determined using the lowest relevant long-term rating from S&P, Moody's and Fitch, each stated in terms of the S&P equivalent. Rating modifiers are ignored when determining the applicable rating level for a given counterparty or investment. Amounts reported do not reflect any changes in ratings, outlook, or watch status occurring after June 30, 2014 or December 31, 2013, respectively ($ amounts in millions):

					Below
					Investment
June 30, 2014	AAA	AA	A	BBB	Grade	Total
Short-term investments:
Interest-Bearing Deposits	$—	$—	$—	$—	$—	$—
Federal Funds Sold	—	—	230	—	—	230
Total short-term investments	—	—	230	—	—	230
AFS securities:
GSE and TVA debentures	—	3,178	—	—	—	3,178
Private-label RMBS	—	—	—	—	443	443
Total AFS securities	—	3,178	—	—	443	3,621
HTM securities:
GSE debentures	—	269	—	—	—	269
Other U.S. obligations - guaranteed RMBS	—	3,028	—	—	—	3,028
GSE RMBS	—	3,507	—	—	—	3,507
Private-label RMBS	—	21	22	36	53	132
Private-label ABS	—	—	12	—	2	14
Total HTM securities	—	6,825	34	36	55	6,950
Total investments, carrying value	$—	$10,003	$264	$36	$498	$10,801

Percentage of total	—%	93%	2%	—%	5%	100%

December 31, 2013
Short-term investments:
Interest-Bearing Deposits	$—	$1	$—	$—	$—	$1
Federal Funds Sold	—	—	—	—	—	—
Total short-term investments	—	1	—	—	—	1
AFS securities:
GSE and TVA debentures	—	3,163	—	—	—	3,163
Private-label RMBS	—	—	—	—	470	470
Total AFS securities	—	3,163	—	—	470	3,633
HTM securities:
GSE debentures	—	269	—	—	—	269
Other U.S. obligations - guaranteed RMBS	—	3,119	—	—	—	3,119
GSE RMBS	—	3,593	—	—	—	3,593
Private-label RMBS	—	26	27	39	58	150
Private-label ABS	—	—	13	—	2	15
Total HTM securities	—	7,007	40	39	60	7,146
Total investments, carrying value	$—	$10,171	$40	$39	$530	$10,780

Percentage of total	—%	95%	—%	—%	5%	100%

Private-label RMBS and ABS. Private-label RMBS and ABS are classified as prime, Alt-A or subprime based on the originator's classification at the time of origination or based on classification by an NRSRO upon issuance. Because there is no universally accepted definition of prime, Alt-A or subprime underwriting standards, such classifications are subjective.

All private-label RMBS and ABS were rated with an S&P equivalent rating of AAA at the date of purchase. Our private-label RMBS and ABS are backed by collateral located only in the United States and the District of Columbia. The top five states, by percentage of collateral located in those states as of June 30, 2014, were California (63%), New York (6%), Florida (5%), Virginia (3%), and Connecticut (2%).

The table below presents the UPB of our private-label RMBS and ABS by credit ratings, based on the lowest of Moody's, S&P, or comparable Fitch ratings, each stated in terms of the S&P equivalent, as well as amortized cost, estimated fair value, and OTTI losses, grouped by year of securitization as of June 30, 2014 ($ amounts in millions):

	Year of Securitization
Total Private-label RMBS and ABS	2004 and prior	2005	2006	2007	Total
AAA	$—	$—	$—	$—	$—
AA	21	—	—	—	21
A	34	—	—	—	34
BBB	30	7	—	—	37
Below investment grade:
BB	35	—	—	—	35
B	14	—	—	—	14
CCC	—	159	—	—	159
CC	—	161	—	—	161
D	—	25	48	82	155
Total below investment grade	49	345	48	82	524
Total UPB	$134	$352	$48	$82	$616

Amortized cost	$134	$309	$44	$62	$549
Gross unrealized losses (1)	(3)	—	—	—	(3)
Estimated fair value	132	335	47	73	587

Credit losses (year-to-date) (2):
Total OTTI losses	$—	$—	$—	$—	$—
Portion reclassified to (from) OCI	—	—	—	—	—
OTTI credit losses	$—	$—	$—	$—	$—

Weighted average percentage of estimated fair value to UPB	98%	95%	97%	89%	95%

(1)
Represents the difference between estimated fair value and amortized cost where estimated fair value is less than amortized cost. These amounts exclude unrealized gains. The amortized cost of private-label RMBS and ABS in a gross unrealized loss position was $75.5 million at June 30, 2014.

(2)	Includes OTTI losses for securities held at June 30, 2014 only.

The following table presents the UPB of our private-label RMBS and ABS by collateral type and loan type ($ amounts in millions):

	June 30, 2014			December 31, 2013
	Fixed	Variable		Fixed	Variable
By Collateral Type (1)	Rate	Rate (2)(3)	Total	Rate	Rate (2)(3)	Total
Prime loans	$106	$484	$590	$120	$528	$648
Alt-A loans	12	—	12	14	—	14
Subprime loans	12	2	14	13	2	15
Total, private-label RMBS and ABS, at UPB	$130	$486	$616	$147	$530	$677

(1)
We classify our private-label RMBS and ABS as prime, Alt-A and subprime based on the originator's classification at the time of origination or based on classification by an NRSRO upon issuance. Because there is no universally accepted definition of prime, Alt-A or subprime underwriting standards, such classifications are subjective.

(2)	Includes those with a contractual coupon rate that, prior to contractual maturity, is either scheduled to change or is subject to change.

(3)	All variable-rate prime loans are hybrid adjustable-rate mortgage securities.

OTTI Evaluation Process. The following table presents additional significant modeling assumptions used to determine whether a security was OTTI during the second quarter of 2014, as well as the related current credit enhancement as of June 30, 2014. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. A credit enhancement percentage of zero reflects securities that have no remaining credit support and are likely to have experienced an actual principal loss. The calculated averages represent the dollar-weighted averages of all of the OTTI private-label RMBS and ABS in each category shown. RMBS and ABS are classified as prime, Alt-A or subprime based on the model used to estimate the cash flows for the security, which may not be the same as the classification by the rating agency at the time of origination ($ amounts in millions).

		Significant Modeling Assumptions for all Private-label RMBS and ABS			Current Credit Enhancement
Year of Securitization	UPB (1)	Prepayment Rates (2)	Default Rates (2)	Loss Severities (2)
Private-label RMBS:
Prime:
2007	$82	11%	14%	34%	—%
2006	48	13%	13%	36%	—%
2005	351	12%	7%	33%	3%
2004 and prior	109	14%	5%	31%	16%
Total Prime	590	13%	8%	33%	5%
Total Alt-A 2004 and prior	12	17%	7%	32%	13%
Total private-label RMBS	$602	13%	8%	33%	5%

Home Equity Loan ABS:
Subprime:
Total 2004 and prior ABS - home equity loans (3)	$2	10%	15%	39%	100%

(1)
Excludes one manufactured housing loan ABS, with a UPB of $12.1 million, for which underlying collateral data is not readily available and alternative procedures are used to evaluate this security for OTTI.

(2)	Weighted Average based on UPB.

(3)	Insured by monoline bond insurers.

See Notes to Financial Statements - Note 5 - Other-Than-Temporary Impairment for additional information.

Mortgage Loans Held for Portfolio.

MPP Credit Enhancements.

Primary Mortgage Insurance. The following table presents the PMI providers and related PMI coverage amount on seriously delinquent loans held in our portfolio as of June 30, 2014, and the mortgage insurance company credit ratings as of July 31, 2014 ($ amounts in millions):

			Seriously Delinquent Loans (2)
				PMI
				Coverage
Mortgage Insurance Company	Credit Rating (1)	Credit Rating Outlook (1)	UPB	Outstanding
MGIC	BB-	Stable	$4	$1
RMIC (3)	NR	N/A	3	1
Radian Guaranty, Inc.	BB-	Positive	2	1
Genworth	BB-	Positive	2	1
United Guaranty Residential Insurance Corporation	BBB+	Stable	1	—
All Others (4)	NR, BBB+, NR	N/A, Stable, N/A	1	—
Total			$13	$4

(1)	Represents the lowest credit rating and outlook of S&P, Moody's and Fitch stated in terms of the S&P equivalent. NR indicates the insurer is not rated.

(2)	Includes loans that are 90 days or more past due or in the process of foreclosure.

(3)
On August 3, 2011, we announced that we would no longer accept RMIC, a subsidiary of Old Republic International Corporation, as a provider of PMI, effective with MDCs committed on or after August 1, 2011. On January 20, 2012, the North Carolina Department of Insurance took possession and control of RMIC, and, beginning January 19, 2012, RMIC was authorized to pay only 50% of its claim amounts, with the remaining amount to be paid at a future date when funds become available. On December 3, 2012, RMIC announced regulatory approval of a plan to pay 60% of its claims amounts for claims settled subsequent to January 19, 2012. On June 30, 2014, RMIC announced regulatory approval of a plan to resume payment of all valid claims settled on or after July 1, 2014 at 100% of its claim amounts without further deferrals. Furthermore, it will pay, in full, all deferred payment obligations outstanding as of June 30, 2014.

(4)
Includes three mortgage insurance companies, including PMI Mortgage Insurance Co. On October 20, 2011, the Arizona Department of Insurance took possession and control of PMI Mortgage Insurance Co. Beginning October 24, 2011, PMI Mortgage Insurance Co. paid only 50% of its claim amounts with the remaining amount deferred until the company is liquidated. On April 5, 2013, PMI Mortgage Insurance Co. announced regulatory approval of a plan to pay 55% of its claims amounts for claims settled subsequent to October 24, 2011.

Lender Risk Account. The following table presents the changes in the LRA for original MPP and MPP Advantage ($ amounts in millions):

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
LRA Activity	Original	Advantage	Total	Original	Advantage	Total
Balance of LRA, beginning of period	$11	$34	$45	$13	$21	$34
Additions	1	5	6	1	8	9
Claims paid	(1)	—	(1)	(2)	—	(2)
Distributions	—	—	—	(1)	—	(1)
Balance of LRA, end of period	$11	$39	$50	$11	$29	$40

Credit Risk Exposure to Supplemental Mortgage Insurance Providers. As of June 30, 2014, we were the beneficiary of SMI coverage, under our original MPP, on mortgage pools with a total UPB of $2.1 billion. Two mortgage insurance companies provide all of the SMI coverage. The following table presents the lowest credit rating and outlook of S&P, Moody's and Fitch stated in terms of the S&P equivalent as of July 31, 2014, and the SMI exposure ($ amounts in millions):

Mortgage Insurance Company	Credit Rating	Credit Rating Outlook	June 30, 2014	December 31, 2013
MGIC	BB-	Stable	$27	$38
Genworth	BB-	Positive	10	14
Total			$37	$52

MPP and MPF Loan Concentration. The mortgage loans purchased through the MPP and the participation interests purchased through the MPF program are currently dispersed across 50 states and the District of Columbia. No single zip code represented more than 1% of mortgage loans outstanding at June 30, 2014 or December 31, 2013. It is likely that the concentration of mortgage loans in Indiana and Michigan will continue to increase in the future due to the loss of the 3 largest MPP sellers in 2006 - 2007 that were our primary sources of nationwide mortgages. The median outstanding size of our mortgage loans was approximately $132 thousand and $131 thousand at June 30, 2014 and December 31, 2013, respectively.

MPP and MPF Credit Performance. The serious delinquency rate for the MPP FHA mortgages was 0.56% at June 30, 2014 and December 31, 2013. We rely on insurance provided by the FHA, which generally provides coverage for 100% of the principal balance of the underlying mortgage loan and defaulted interest at the debenture rate. However, we would receive defaulted interest at the contractual rate from the servicer.

The serious delinquency rate for MPP conventional mortgages was 1.17% at June 30, 2014, compared to 1.56% at December 31, 2013. Both rates were below the national serious delinquency rate. There were two seriously delinquent conventional MPF loans at June 30, 2014. See Notes to Financial Statements - Note 8 - Allowance for Credit Losses for more information.

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

The following table presents key information on derivative positions with counterparties to which we had exposure on a settlement date basis using credit ratings from S&P or Moody's stated in terms of the S&P equivalent ($ amounts in millions):

June 30, 2014	Notional Amount	Net Derivatives Estimated Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure
Non-member counterparties:
Asset positions with credit exposure
Bilateral derivatives
AA	$50	$—	$—	$—
A	264	1	—	1
Cleared derivatives (1)	—	—	—	—
Liability positions with credit exposure
Bilateral derivatives	—	—	—	—
Cleared derivatives (1)	13,630	(17)	25	8
Total derivative positions with credit exposure to non-member counterparties	13,944	(16)	25	9
Member institutions (2)	122	1	—	1
Subtotal - derivative positions with credit exposure	14,066	$(15)	$25	$10
Derivative positions without credit exposure	15,626
Total derivative positions	$29,692

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

Duration of Equity. The following table presents the effective duration of equity levels for our total position, which are subject to internal policy guidelines:

Date	-200 bps (1)	0 bps	+200 bps
June 30, 2014	(3.1) years	(0.5) years	1.9 years
December 31, 2013	0.6 years	(2.0) years	2.1 years

(1)
Our internal policy guidelines provide for the calculation of the duration of equity in a low-rate environment to be based on the Finance Agency Advisory Bulletin 03-09, as modified September 3, 2008. Under these guidelines, our duration of equity for the -200 bps duration level was (0.5) years at June 30, 2014 and (2.0) years at December 31, 2013, which were equal to the levels under the base case (0 bps).

We were in compliance with the duration of equity limits established at both dates. The change in the base case duration of equity level (0 bps) at June 30, 2014 compared to December 31, 2013 was primarily due to a change in the pricing assumption for internal modeling purposes for swapped Consolidated Obligations to the price implied by the matched swap. This change resulted in our liabilities being shortened relative to assets and, therefore, lengthened the duration of equity.

Our -200 bps duration of equity level declined primarily due to a combination of the following factors: (i) our interest-rate risk model floors forward rates at 0%; (ii) the pricing assumption for swapped Consolidated Obligations is now derived from the price implied by the matched swap; and (iii) the assumption of lower long-term interest rates increased the forecasted mortgage prepayments and the exercise of callable Consolidated Obligations.

Duration Gap. The duration gap was (1.4) months at June 30, 2014, compared to (3.3) months at December 31, 2013.

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

Date	VaR
June 30, 2014	$193
December 31, 2013	289

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

Date	-200 bps	Base	+200 bps
June 30, 2014	103%	106%	105%
December 31, 2013	105%	116%	115%

See Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Use of Derivative Hedges in our 2013 Form 10-K for more information about our use of derivative hedges.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act of 1934, as amended ("Exchange Act") is: (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and (b) accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal accounting officer, to allow timely decisions regarding required disclosures. As of June 30, 2014, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the Principal Executive Officer), Executive Vice President - Finance (the Principal Financial Officer), and Chief Accounting Officer (the Principal Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer, Executive Vice President - Finance, and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

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

Private-Label Mortgage-Backed Securities Litigation

On October 15, 2010, we filed a complaint in the Superior Court of Marion County, Indiana, relating to private-label residential mortgage-backed securities ("RMBS") we purchased in the aggregate original principal amount of approximately $2.9 billion. The complaint, which has been amended, is an action for rescission and damages and asserts claims for negligent misrepresentation and violations of state and federal securities law occurring in connection with the sale of these private-label RMBS to us. As reported in our Annual Report on Form 10-K for the year ended December 31, 2013, in March of 2014, we executed a confidential settlement agreement with certain defendants in this litigation, pursuant to which we have dismissed pending claims against, and provided legal releases to, certain entities with respect to applicable securities at issue in the litigation, in consideration of our receipt of cash payments from those defendants. In July 2014, we executed a confidential settlement agreement with another defendant in this litigation, pursuant to which we have dismissed pending claims against, and provided legal releases to, certain entities with respect to other applicable securities at issue in the litigation, in consideration of our receipt of a cash payment on behalf of that defendant. Having completed that settlement, our claim consists of allegations of negligent misrepresentation and violations of state securities law against one defendant with respect to one private-label RMBS.

Item 1A. RISK FACTORS

Except for an addition to the following risk factor, there have been no material changes in the risk factors described in Item 1A. Risk Factors of our 2013 Form 10-K.

Changes in the Legal and Regulatory Environment May Adversely Affect Our Business, Demand for Advances, the Cost of Debt Issuance, and the Value of FHLBank Membership

In May and June of 2014, the Finance Agency communicated to the FHLBanks that admitting captive insurance companies to FHLBank membership and making Advances to them raises regulatory concerns. On June 12, 2014, the 12 FHLBanks notified the Finance Agency that the FHLBanks would refrain from approving new FHLBank memberships for captive insurance companies for 90 days. The FHLBanks took this step to facilitate additional exchanges of information and further discussions among the FHLBanks, the Finance Agency and other stakeholders regarding the eligibility and suitability of captive insurers for FHLBank membership. Our results of operations may be adversely affected in the future due to the reduced business opportunities that could result if the Finance Agency were to issue guidance or regulations that effectively reduce the availability of FHLBank membership for certain types of insurance companies.

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

31.1	Certification of the President - Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Executive Vice President - Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Senior Vice President - Chief Accounting Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

Exhibit Number	Description

32
Certification of the President - Chief Executive Officer, Executive Vice President - Finance, and Senior Vice President - Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

August 8, 2014	By:	/s/ CINDY L. KONICH
	Name:	Cindy L. Konich
	Title:	President - Chief Executive Officer

August 8, 2014	By:	/s/ ROBERT E. GRUWELL
	Name:	Robert E. Gruwell
	Title:	Executive Vice President - Finance

August 8, 2014	By:	/s/ K. LOWELL SHORT, JR.
	Name:	K. Lowell Short, Jr.
	Title:	Senior Vice President - Chief Accounting Officer